Form 10-Q
period 2015-12-31
HRG GROUP, INC.
filed 2016-02-05
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒
There were 200,598,064 shares of the registrant’s common stock outstanding as of February 1, 2016.

HRG GROUP, INC.

PART I: FINANCIAL INFORMATION
Item 1.    Financial Statements
HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31, 2015	September 30, 2015
	(Unaudited)	(As Adjusted)
ASSETS
Investments	$155.6	$278.9
Cash and cash equivalents	576.4	695.2
Funds withheld receivables	1,664.0	1,710.1
Receivables, net	636.9	632.9
Inventories, net	867.7	780.8
Deferred tax assets	303.4	51.2
Properties, including oil and natural gas properties, net	664.3	798.4
Goodwill	2,478.1	2,487.4
Intangibles	2,445.3	2,480.3
Other assets	143.6	134.3
Assets of business held for sale	25,097.5	24,984.5
Total assets	$35,032.8	$35,034.0

LIABILITIES AND EQUITY
Insurance reserves	$1,827.1	$1,856.0
Debt	6,285.4	6,310.5
Accounts payable and other current liabilities	854.1	1,095.6
Employee benefit obligations	84.7	92.9
Deferred tax liabilities	905.0	574.5
Other liabilities	72.7	95.5
Liabilities of business held for sale	23,630.8	23,420.9
Total liabilities	33,659.8	33,445.9

Commitments and contingencies

HRG Group, Inc. shareholders' equity:
Common stock	2.0	2.0
Additional paid-in capital	1,430.3	1,458.5
Accumulated deficit	(867.0)	(833.1)
Accumulated other comprehensive loss	(174.3)	(40.7)
Total HRG Group, Inc. shareholders' equity	391.0	586.7
Noncontrolling interest	982.0	1,001.4
Total shareholders' equity	1,373.0	1,588.1
Total liabilities and equity	$35,032.8	$35,034.0
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three months ended December 31,
	2015	2014
	(Unaudited)
Revenues:
Net consumer and other product sales	$1,218.8	$1,088.8
Oil and natural gas	16.8	34.3
Net investment income	20.3	24.1
Net investment losses	(32.0)	(6.5)
Insurance and investment product fees and other	2.3	1.1
Total revenues	1,226.2	1,141.8
Operating costs and expenses:
Cost of consumer products and other goods sold	778.1	712.0
Oil and natural gas direct operating costs	17.1	20.5
Benefits and other changes in policy reserves	0.8	17.8
Selling, acquisition, operating and general expenses	308.1	336.2
Impairments and bad debt expense	63.2	249.8
Amortization of intangibles	23.6	20.5
Total operating costs and expenses	1,190.9	1,356.8
Operating income (loss)	35.3	(215.0)
Interest expense	(97.5)	(76.4)
Gain on sale of oil and gas properties	105.6	—
Gain upon gaining control of equity method investment	—	141.2
Other income, net	1.1	32.8
Income (loss) from continuing operations before income taxes	44.5	(117.4)
Income tax expense	1.9	6.0
Net income (loss) from continuing operations	42.6	(123.4)
(Loss) income from discontinued operations, net of tax	(35.6)	17.0
Net income (loss)	7.0	(106.4)
Less: Net income attributable to noncontrolling interest	40.9	3.4
Net loss attributable to controlling interest	$(33.9)	$(109.8)

Amounts attributable to controlling interest:
Net income (loss) from continuing operations	$11.1	$(123.5)
Net (loss) income from discontinued operations	(45.0)	13.7
Net loss attributable to controlling interest	$(33.9)	$(109.8)

Net loss per common share attributable to controlling interest:
Basic income (loss) from continuing operations	$0.06	$(0.63)
Basic (loss) income from discontinued operations	(0.23)	0.07
Basic	$(0.17)	$(0.56)

Diluted income (loss) from continuing operations	$0.06	$(0.63)
Diluted (loss) income from discontinued operations	(0.23)	0.07
Diluted	$(0.17)	$(0.56)
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Three months ended December 31,
	2015	2014
	(Unaudited)
Net income (loss)	$7.0	$(106.4)

Other comprehensive loss
Foreign currency translation losses	(20.5)	(34.5)
Net unrealized gain on derivative instruments
Changes in derivative instruments before reclassification adjustment	4.6	7.7
Net reclassification adjustment for gains included in net income	(0.2)	(4.8)
Changes in derivative instruments after reclassification adjustment	4.4	2.9
Changes in deferred income tax asset/liability	(0.9)	—
Deferred tax valuation allowance adjustments	0.2	(1.0)
Net unrealized gain on hedging derivative instruments	3.7	1.9
Actuarial adjustments to pension plans
Changes in actuarial adjustments before reclassification adjustment	0.8	1.0
Net reclassification adjustment for losses included in cost of goods sold	0.3	0.2
Net reclassification adjustment for losses included in selling and general and administrative expenses	0.3	0.2
Net actuarial adjustments to pension plans	1.4	1.4
Changes in deferred income tax asset/liability	(0.3)	(0.3)
Net actuarial adjustments to pension plans	1.1	1.1
Unrealized investment losses:
Changes in unrealized investment losses before reclassification adjustment	(375.9)	(7.8)
Net reclassification adjustment for losses included in net income	7.1	4.1
Changes in unrealized investment losses after reclassification adjustment	(368.8)	(3.7)
Adjustments to intangible assets	135.3	1.2
Changes in deferred income tax asset/liability	80.2	0.6
Net unrealized losses on investments	(153.3)	(1.9)
Net change to derive comprehensive loss for the period	(169.0)	(33.4)
Comprehensive loss	(162.0)	(139.8)
Less: Comprehensive income (loss) attributable to the noncontrolling interest:
Net income	40.9	3.4
Other comprehensive loss	(36.1)	(13.9)
Comprehensive income (loss) attributable to the noncontrolling interest	4.8	(10.5)
Comprehensive loss attributable to the controlling interest	$(166.8)	$(129.3)
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended December 31,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$7.0	$(106.4)
(Loss) income from discontinued operations, net of tax	(35.6)	17.0
Net income (loss) from continuing operations	42.6	(123.4)
Adjustments to reconcile net income (loss) to operating cash flows from continuing operations:
Depreciation of properties	30.4	32.7
Amortization of intangibles	23.6	20.5
Impairment of intangible assets and goodwill	—	60.2
Impairment of oil and gas properties	54.4	190.0
Loan provision and bad debt expense	8.4	—
Stock-based compensation	15.0	14.1
Amortization of debt issuance costs	3.5	3.7
Amortization of debt discount	0.3	1.2
Deferred income taxes	(17.0)	(20.1)
Gain on disposal of oil and gas properties	(105.6)	—
Gain upon gaining control of equity method investment	—	(141.2)
Interest credited/index credits to contractholder account balances	9.1	13.9
Net recognized losses (gains) on investments and derivatives	26.8	(21.1)
Charges assessed to contractholders for mortality and administration	(0.2)	(0.2)
Deferred policy acquisition costs	—	(2.9)
Non-cash increase to cost of goods sold due to acquisition inventory step up	—	0.8
Non-cash restructuring and related charges	(0.8)	1.0
Changes in operating assets and liabilities:	(318.0)	(292.6)
Net change in cash due to continuing operating activities	(227.5)	(263.4)
Net change in cash due to discontinued operating activities	138.6	88.7
Net change in cash due to operating activities	(88.9)	(174.7)
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	52.1	29.5
Cost of investments acquired	(0.3)	(1.6)
Acquisitions, net of cash acquired	—	(147.3)
Net asset-based loan repayments	65.2	33.3
Capital expenditures	(19.9)	(20.8)
Proceeds from sales of assets	151.7	1.1
Other investing activities, net	—	(1.0)
Net change in cash due to continuing investing activities	248.8	(106.8)
Net change in cash due to discontinued investing activities	(202.8)	(570.1)
Net change in cash due to investing activities	46.0	(676.9)
Cash flows from financing activities:
Proceeds from issuance of new debt	—	442.9
Repayment of debt, including tender and call premiums	(87.6)	(12.5)
Revolving credit facility activity	63.0	—
Debt issuance costs	(1.0)	(6.1)
Purchases of subsidiary stock, net	(49.6)	(27.8)
Contractholder account deposits	1.1	72.8
Contractholder account withdrawals	(37.0)	(37.4)
Dividend paid by subsidiary to noncontrolling interest	(8.7)	(6.6)
Share based award tax withholding payments	(20.6)	(18.6)
Common stock repurchased	—	(19.0)
Other financing activities, net	3.4	1.9
Net change in cash due to continuing financing activities	(137.0)	389.6
Net change in cash due to discontinued financing activities	129.7	463.6
Net change in cash due to financing activities	(7.3)	853.2
Effect of exchange rate changes on cash and cash equivalents	(3.1)	(6.3)
Net change in cash and cash equivalents	(53.3)	(4.7)
Net change in cash and cash equivalents in discontinued operations	65.5	(17.8)
Net change in cash and cash equivalents in continuing operations	(118.8)	13.1
Cash and cash equivalents at beginning of period	695.2	742.8
Cash and cash equivalents at end of period	$576.4	$755.9
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions, except per share and unit measures or as otherwise specified)

(1) Description of Business
HRG Group, Inc. (“HRG” and collectively with its respective subsidiaries, the “Company”) is a diversified holding company focused on owning businesses that the Company believes can, in the long term, generate sustainable free cash flow or attractive returns on investment. HRG’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “HRG.”
The Company’s reportable business segments are organized in a manner that reflects how HRG’s management views those business activities. Accordingly, the Company currently operates its business in four reporting segments: (i) Consumer Products, (ii) Insurance, (iii) Energy, and (iv) Asset Management. For the results of operations by segment, and other segment data, see Note 15, Segment Data.
Consumer Products Segment
The Consumer Products segment represents the Company’s 57.9% controlling interest in Spectrum Brands Holdings, Inc. (“Spectrum Brands”). Spectrum Brands is a diversified global branded consumer products company with positions in seven major product categories: consumer batteries, small appliances, global pet supplies, home and garden control products, personal care products, hardware and home improvement products and global auto care.
Insurance Segment
As of December 31, 2015, the Company’s insurance operations were conducted through Front Street Re (Delaware) Ltd., (“Front Street”) and its Bermuda and Cayman-based wholly-owned life and annuity reinsurers, Front Street Re Ltd. (“Front Street Bermuda”) and Front Street Re (Cayman) Ltd. (“Front Street Cayman”), respectively.
The Company also owns 80.4% of Fidelity & Guaranty Life, (“FGL”, formerly Harbinger F&G LLC). Through its wholly-owned subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York, FGL is a provider of various types of fixed annuities and life insurance products in the U.S. As discussed further in Note 4, Divestitures, on November 8, 2015, Anbang Insurance Group Co., Ltd., a joint-stock insurance company established in the People’s Republic of China (“Anbang”), AB Infinity Holding, Inc., a wholly-owned subsidiary of Anbang (“AB Infinity”), and AB Merger Sub, Inc., a wholly-owned subsidiary of AB Infinity (“Merger Sub”), entered into a definitive merger agreement (the “FGL Merger Agreement” and such merger, the “FGL Merger”) to acquire FGL for $26.80 per share. As a result of the FGL Merger Agreement, the Company’s investment in FGL has been classified as held for sale on the Condensed Consolidated Balance Sheets and FGL’s operations were classified as discontinued operations on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows and reported separately for all periods presented. Prior to the transaction, FGL was included in the Company’s Insurance segment. As a result of classifying FGL as held for sale, all segmented information has been adjusted to exclude FGL from the Insurance segment. See Note 4, Divestitures.
Energy Segment
The Energy segment represents the Company’s interest in HGI Energy Holdings, LLC (“HGI Energy”), the Company’s wholly-owned subsidiary, Compass Production GP, LLC (“Compass GP”), HGI Energy’s wholly-owned subsidiary, and Compass Production Partners, LP, a 99.8% owned subsidiary of Compass GP (together with Compass GP and their respective subsidiaries, “Compass”). Compass is an owner and operator of conventional oil and natural gas properties in East Texas and North Louisiana. Compass seeks to generate stable cash flows over time. Given the inherent decline in the production potential of its existing asset base, Compass’ indebtedness and recent declines in commodity prices, Compass may also pursue a variety of strategies to generate cash flows and reduce its leverage, including pursuing acquisitions, dispositions, other strategic transactions and the issuance of debt and equity securities.
On December 1, 2015, Compass, completed the sale of its oil and gas interests located in the Holly, Waskom and Danville Fields in East Texas and North Louisiana (the “Compass Asset Sale”). At closing, proceeds from the transaction, which were approximately $147.5, less estimated expenses of $1.9, were used primarily to reduce borrowings under Compass’ existing credit facility (the “Compass Credit Agreement”). Following the closing, pursuant to terms of the transaction agreement, Compass received an additional $4.2 in connection with resolving certain title and consent matters.
During the three months ended December 31, 2015, Compass reduced its borrowing under the Compass Credit Agreement from $327.0 down to $160.0, a reduction of $167.0.

Asset Management Segment
The Asset Management segment represents the Company’s ownership of Salus Capital Partners, LLC (“Salus”), an asset based lender, CorAmerica Capital, LLC (“CorAmerica”), a commercial real estate lender, and Energy & Infrastructure Capital, LLC (“EIC”), a debt capital investment manager specializing in direct lending to companies in the North America energy and infrastructure sectors.

(2) Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported net loss attributable to controlling interest or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on November 20, 2015 (the “Form 10-K”). The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2016.
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
At December 31, 2015, the non-controlling interest component of total equity primarily represents the 42.1% share of Spectrum Brands and the 19.6% of FGL not owned by HRG.
Assets held for sale and discontinued operations
The Company reports a business as held for sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next twelve months and certain other specified criteria are met, in accordance with Accounting Standard Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”). A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale. Transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale. If a business is classified as held for sale after the balance sheet date but before the financial statements are issued or are available to be issued, the business continues to be classified as held and used in those financial statements when issued or when available to be issued.
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is classified as held for sale, in accordance with ASC 360 and Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 2015) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The results of discontinued operations are reported in Discontinued Operations in the Condensed Consolidated Statements of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. Transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale.
The guidance above does not apply to oil and gas properties that are accounted for using the full-cost method of accounting as prescribed by the U.S. SEC (Regulation S-X, Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975) unless the disposal represents all or substantially all of a full cost pool as a discontinued operation.

Adoption of Recent Accounting Pronouncements
Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Condensed Consolidated Balance Sheets as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual periods and interim periods within those annual periods beginning after December 31, 2015 and early adoption is permitted. The Company elected to early adopt ASU 2015-03 effective December 31, 2015. The Company applied the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented was adjusted to reflect the period-specific effects of applying the new guidance. The reclassification of unamortized debt issuance costs resulted in reductions in other assets and debt of $102.9 as of September 30, 2015. Other than this reclassification, the adoption of this guidance did not have an impact on the Company’s Condensed Consolidated Financial Statements. The balance of unamortized debt issue costs at December 31, 2015 was $100.2.
Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU simplifies the presentation of provisional amounts recognized in a business combination during the measurement period (one year from the date of acquisition). Whereas the prior guidance required retrospective adjustment of prior periods, this ASU eliminates this requirement. The Company adopted ASU 2015-16 effective December 31, 2015, resulting in the recognition of adjustments to goodwill during the three months ended December 31, 2015 related to the acquisition of Armored AutoGroup Parent Inc. See Note 8, Goodwill and Intangibles for adjustments to goodwill.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that the presentation of deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. During the three months ended December 31, 2015, the Company elected to retrospectively adopt ASU 2015-17, resulting in a reclassification reducing both deferred tax assets and deferred tax liabilities by $39.1 on the Condensed Consolidated Balance Sheets at September 30, 2015.
Oil and natural gas properties
Ceiling Test
Pursuant to Rule 4-10(c)(4) of Regulation S-X, Compass is required to compute its ceiling test using the simple average first day of the month spot price for the trailing twelve month period for oil and natural gas at the end of each fiscal quarter. The ceiling test involves comparing the net book value of the full cost pool, after taxes, to the full cost ceiling limitation defined below. In the event the full cost ceiling limitation is less than the full cost pool, Compass is required to record a ceiling test impairment of its oil and natural gas properties. The full cost ceiling limitation is computed as the sum of the present value of estimated future net revenues from Compass’ proved reserves by applying the average price as prescribed by the SEC Release No. 33-8995, less estimated future expenditures (based on current costs) to develop and produce the proved reserves, discounted at 10%, plus the cost of properties not being amortized and the lower of cost or estimated fair value of unproved properties included in the costs being amortized, net of income tax effects.
The ceiling test is computed using the simple average first day of the month spot price for the trailing twelve month period using the first day of each month. As of December 31, 2015, the trailing 12 month period month reference prices were $2.59 per Million British Thermal Units (“Mmbtu”) for natural gas at Henry Hub (“HH”), and $50.28 per barrel (“Bbl”) of oil for West Texas Intermediate (“WTI”) at Cushing, Oklahoma. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. The price used for natural gas liquids was $18.27 per Bbl and was based on the trailing 12 month period month average of realized prices. Under full cost accounting rules, any ceiling test impairments of oil and natural gas properties may not be reversed in subsequent periods. Since Compass does not designate its derivative financial instruments as hedging instruments, Compass is not allowed to use the impacts of the derivative financial instruments in the ceiling test computations.
During the three months ended December 31, 2015, Compass recognized impairments of $54.4 to its proved oil and natural gas properties due to the continued decline in oil and natural gas prices.
For the three months ended December 31, 2014, Compass recognized impairments of $190.0 to its proved oil and natural gas properties due to the sharp decline in oil and natural gas prices as well as the acquisition by HGI Energy of EXCO Resources, Inc. (“EXCO”) interest in Compass, which triggered the remeasurement of the Company’s initial basis in Compass at fair value which increased Compass’ full cost pool. The purchase price for the acquisition was based on both the income and market approach models which incorporate, among other things, market prices based on the New York Mercantile Exchange (“NYMEX”) futures as of the acquisition date, which the Company believes reflects an independent proxy point for determining fair value. The ceiling test, however, requires companies using the full cost accounting method to price period-ending proved reserves using the simple average first day of the month spot price for the trailing twelve month period, which may not be indicative of actual market values. As a result, Compass’ full cost pool exceeded its ceiling test limitation at December 31, 2014 resulting in impairment.
As a result of recent decline in oil and natural gas prices, Compass expects to incur additional impairments to its oil and natural gas properties in fiscal year 2016 if prices do not increase. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.
The ceiling test calculation and impairment evaluation are based upon estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil, natural gas and natural gas liquids than amounts that are ultimately recovered.
Insurance Subsidiary Financial Information and Regulatory Matters
FGL Insurance’s statutory carrying value of Raven Reinsurance Company (“Raven Re”) reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $220.0 and $226.3 at December 31, 2015 and September 30, 2015, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $4.1 and $2.5 at December 31, 2015 and September 30, 2015, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative $13.7 and negative $33.1 as of December 31, 2015 and September 30, 2015, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by debt securities rated by the National Association of Insurance Commissioners (“NAIC”) as “NAIC-1.” If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura Bank International plc’s consent. FGL Insurance’s carrying value of Raven Re at December 31, 2015 and September 30, 2015 was $210.3 and $195.6, respectively.
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge fixed indexed annuity (“FIA”) index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $41.9 increase to statutory capital and surplus at December 31, 2015. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $806.0 to additional paid-in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which will have the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practice has no impact on the Company’s Condensed Consolidated Financial Statements which are prepared in accordance with U.S. GAAP.
Recent Accounting Pronouncements Not Yet Adopted
Amendments to Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. Under the new guidance, entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. For financial liabilities measured using the fair value option, entities will be required to record changes in fair value caused by a change in instrument-specific credit risk (own credit risk) separately in other comprehensive income. The accounting for other financial instruments, such as loans and investments in debt securities is largely unchanged. The classification and measurement guidance is effective for public entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This update will be effective for the Company in the first quarter of fiscal year 2019. The Company is in the process of evaluating the impact of this update on our financial condition, results of operations or liquidity.

(3) Significant Risks and Uncertainties
Use of Estimates and Assumptions
The preparation of the Company’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.
Concentrations of Investments
As of December 31, 2015 and September 30, 2015, the Company’s most significant investment in one industry, was the Company’s asset-based loan in the electronics industry with a carrying value of $45.5, or 29.2%, and $45.9, or 16.5%, of the Company’s invested assets portfolio, respectively, and the only investment in a single issuer that exceeded 10% of the Company’s stockholders’ equity as of December 31, 2015.
Concentration of Securities Included in Funds Withheld Receivables
As of December 31, 2015 and September 30, 2015, Front Street’s most significant exposure related to the securities underlying the funds withheld receivables was to the financial sector and the energy, mining and metals industries.
As of December 31, 2015 and September 30, 2015, the carrying value of the fixed maturity securities in the financial sector was $267.7, or 16.1%, and $269.7, or 15.8%, respectively, of Front Street’s funds withheld receivables. At December 31, 2015 and September 30, 2015, the holdings in this sector included investments in 113 and 107 different issuers, respectively, with the top ten investments accounting for 41.8% and 41.0%, respectively, of the total holdings in this sector.
As of December 31, 2015 and September 30, 2015, the carrying value of the fixed maturity securities in the energy, mining and metals industries was $210.6, or 12.7%, and $236.6, or 13.8%, respectively, of Front Street’s funds withheld receivables. At December 31, 2015 and September 30, 2015, the holdings in these industries included investments in 101 and 98 different issuers, respectively, with the top ten investments accounting for 40.2% and 39.7%, respectively, of the total holdings in these industries.
There were no holdings in a single issuer included in the funds withheld receivables that exceeded 10% of the Company’s stockholders’ equity as of December 31, 2015.
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
The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of Front Street’s funds withheld receivables and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of the Front Street’s reinsured products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring Front Street to liquidate assets in an unrealized loss position. This risk is mitigated to some extent by the high level of surrender charge protection provided by the products reinsured by Front Street.
Receivables
The allowance for uncollectible receivables as of December 31, 2015 and September 30, 2015 was $43.6 and $44.0, respectively. The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represents approximately 9.8% and 12.7% of the Company’s Receivables, net at December 31, 2015 and September 30, 2015, respectively.

(4) Divestitures
FGL Merger Agreement
On November 8, 2015, FGL, Anbang, AB Infinity, and Merger Sub entered into the FGL Merger Agreement. Pursuant to the FGL Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into FGL, with FGL continuing as the surviving entity, which will become a direct, wholly-owned subsidiary of AB Infinity and an indirect, wholly-owned subsidiary of Anbang. Pursuant to the FGL Merger Agreement, at the effective time of the FGL Merger, each issued and outstanding share of FGL common stock will be canceled and converted automatically into the right to receive $26.80 per share in cash, without interest, other than any shares of common stock owned by FGL as treasury stock or otherwise or owned by Anbang, AB Infinity or Merger Sub (which will be canceled and no payment will be made with respect thereto), shares of common stock granted pursuant to FGL’s equity plans and those shares of common stock with respect to appraisal rights under Delaware law are properly exercised and not withdrawn. The completion of the FGL Merger is subject to the satisfaction of a number of closing conditions, including the receipt of regulatory approvals from the Iowa Insurance Division, New York Department of Financial Services, Vermont Department of Financial Regulation, China Insurance Regulatory Commission and the Committee on Foreign Investment in the United States. In the event that the FGL Merger Agreement is terminated, under specified circumstances, FGL may be required to pay a termination fee to Anbang and its subsidiaries of $51.5.
At December 31, 2015, the Company determined that as a result of the FGL Merger Agreement, the Company’s investment in FGL met the criteria established by ASC 360 to classify it as held for sale. The following table summarizes the major categories of assets and liabilities classified as held for sale in the Condensed Consolidated Balance Sheets at December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Assets
Investments, including loans and receivables from affiliates	$19,071.2	$19,206.7
Cash and cash equivalents	567.9	501.8
Accrued investment income	180.9	191.2
Reinsurance recoverable	3,551.6	3,578.7
Deferred tax assets	248.3	194.7
Properties	15.5	14.4
Deferred acquisition costs and value of business acquired, net	1,230.6	1,048.6
Other assets	231.5	248.4
Total assets held for sale	$25,097.5	$24,984.5
Liabilities
Insurance reserves	$22,748.5	$22,560.1
Debt	299.2	298.3
Accounts payable and other current liabilities	35.7	43.7
Other liabilities	547.4	518.8
Total liabilities held for sale	$23,630.8	$23,420.9
The balances included on the Condensed Consolidated Balance Sheets and in the table above reflect transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the closing of the FGL Merger are not eliminated to appropriately reflect the continuing operations and balances held for sale. As a result, adjustments to the carrying value of certain intercompany assets recorded by FGL, were reversed upon consolidation in the Company’s Condensed Consolidated Financial Statements.
Below is a summary of the impact of such intercompany balances on the Condensed Consolidated Balance Sheets:

	December 31, 2015	September 30, 2015
Assets
Funds withheld receivable	$1,007.1	$1,058.0
Other assets	15.9	15.9
Assets held for sale	1,694.7	1,769.8
Total assets	$2,717.7	$2,843.7
Liabilities
Insurance reserves	$1,198.0	$1,226.8
Debt	249.0	330.7
Accounts payable and other current liabilities	—	1.6
Other liabilities	12.4	11.0
Liabilities held for sale	1,258.3	1,273.6
Total liabilities	$2,717.7	$2,843.7
The carrying value of the Company’s interest in FGL was lower than the fair value less cost to sell based on the sales price at December 31, 2015.

In accordance with ASU 2014-08, the Company has determined that the FGL Merger Agreement represented a strategic shift for the Company and, accordingly, has presented the results of operations for FGL as discontinued operations in the Condensed Consolidated Statements of Operations.
The following table summarizes the components of Net (loss) income from discontinued operations in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014:

	Three months ended December 31,
	2015	2014
Revenues:
Insurance premiums	$15.4	$11.6
Net investment income (a)	222.2	208.4
Net investment gains	66.2	58.5
Insurance and investment product fees and other	28.8	19.8
Total revenues	332.6	298.3
Operating costs and expenses:
Benefits and other changes in policy reserves	180.9	223.7
Selling, acquisition, operating and general expenses	28.2	29.2
Impairments and bad debt expense	—	0.5
Amortization of intangibles	33.5	11.3
Total operating costs and expenses	242.6	264.7
Operating income	90.0	33.6
Interest expense	5.9	5.9
Net income before income taxes	84.1	27.7
Income tax expense (b)	119.7	10.7
Net (loss) income	(35.6)	17.0
Less: net (loss) income attributable to noncontrolling interest	9.4	3.3
Net (loss) income - attributable to controlling interest	$(45.0)	$13.7
(a) Included in the net investment income attributable to FGL is interest income of $1.1 and $1.7 for the three months ended December 31, 2015 and 2014, respectively, on debt instruments issued by entities consolidated by HRG as they will continue to exist following the closing of the FGL Merger. The corresponding interest expense is recorded in continuing operations on the Condensed Consolidated Statements of Operations.
(b) Included in the income tax expense for the three months ended December 31, 2015 was a $90.9 net income tax expense related to the establishment of a deferred tax liability of $338.6 as a result of classifying our investment in FGL as held for sale, partially offset by a $247.7 reduction of valuation allowance on HRG’s net operating and capital loss carryforwards expected to offset the FGL taxable gain.
Compass Asset Sale
As discussed in Note 1, Description of Business, on December 1, 2015, Compass, completed the sale of its oil and gas interests located in the Holly, Waskom and Danville Fields in East Texas and North Louisiana. At closing, proceeds from the transaction, which were approximately $147.5, less estimated expenses of $1.9, were used primarily to reduce borrowings under Compass’ credit facility. Following the closing, pursuant to terms of the transaction agreement, Compass received an additional $4.2 in connection with resolving certain title and consent matters. The Company accounted for the sale in accordance with ASC Topic 932, Property, Plant and Equipment: Extractive Activities - Oil and Gas and recorded a gain on sale of oil and natural gas assets of $105.6. The Holly, Waskom and Danville Fields did not represent all or substantially all of Compass full-cost method assets and, as a result, the operations associated with these assets were presented as continuing operations in the Condensed Consolidated Statements of Operations.

(5) Investments
The Company’s consolidated investments are summarized as follows:

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Asset-based loans	$153.1	$—	$—	$153.1	$153.1
Other invested assets	2.5	—	—	2.5	2.5
Total investments	$155.6	$—	$—	$155.6	$155.6

	September 30, 2015
	(As Adjusted)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Corporate fixed-maturity securities, available-for-sale	$14.1	$—	$—	$14.1	$14.1
Equity securities - held for trading	18.7	14.1	—	32.8	32.8
Asset-based loans	226.7	—	—	226.7	226.7
Other invested assets	5.3	—	—	5.3	5.3
Total investments	$264.8	$14.1	$—	$278.9	$278.9
Asset-based Loans
As of December 31, 2015 and September 30, 2015, the Company’s portfolio of asset-based loans receivable originated by Salus and its co-lender Front Street consisted of the following:

	December 31, 2015	September 30, 2015
		(As Adjusted)
Asset-based loans, net of deferred fees, by major industry:
Apparel	$55.5	$66.0
Jewelry	36.3	36.9
Electronics	45.5	45.9
Manufacturing	30.4	32.7
Other	29.1	93.1
Total asset-based loans	196.8	274.6
Less: Allowance for credit losses	43.7	47.9
Total asset-based loans, net	$153.1	$226.7
The Company establishes its allowance for credit losses through a provision for credit losses based on Salus’ evaluation of the credit quality of its loan portfolio. The following table presents the activity in its allowance for credit losses for the three months ended December 31, 2015 and 2014:

	Three months ended December 31,
	2015	2014
Allowance for credit losses:
Balance at beginning of period	$47.9	$5.5
Provision for credit losses	7.9	(0.2)
Charge-offs	(12.1)	—
Balance at end of period	$43.7	$5.3
Credit Quality Indicators
Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of December 31, 2015 and September 30, 2015, there were nine loans with a net carrying value of $94.4 and $79.8, respectively, considered delinquent by Salus and placed on non-accrual status. It is Salus’ policy to discontinue accruing interest when there is a reasonable doubt as to collectability in the normal course of business. Nonaccrual loans are considered impaired for reporting purposes and are individually evaluated for impairment.
During the three months ended December 31, 2015, the Company recognized charge-offs of $12.1. For the three months ended December 31, 2015, the Company also recorded net decreases in the allowance for credit losses of $4.2 for a total provision for credit losses of $7.9. The internal risk rating of two delinquent loans was categorized as doubtful during the three months ended December 31, 2015. Salus has assessed the adequacy of its allowance for credit losses and believes the level of allowance for credit losses to be adequate to mitigate inherent losses in the portfolio.
During the fiscal year ended September 30, 2015, the bankruptcy court overseeing the Chapter 11 proceedings of RadioShack Corp. (“RadioShack”) approved the sale of 1,743 of the company’s stores to General Wireless Inc., an affiliate of Standard General LP. Salus was the lender under RadioShack’s $250.0 term loan placed in December 2013 with a net exposure to Salus and Front Street of $93.0 and $7.0, respectively, after giving effect to a $50.0 participation by FGL and a non-qualifying participation of $100.0 held by a third party. During the fiscal year ended September 30, 2015, the $100.0 held by a third party was repaid in full because this third party had the right of first out in the case of a bankruptcy under an intercreditor agreement with Salus. During the year ended September 30, 2015, the Company recognized charge-offs of $76.6 and an additional net increase in the provision of credit losses of $24.8 related to the loan with RadioShack. No additional changes to the provision for credit losses were recorded during the three months ended December 31, 2015. The extent to which Salus and Front Street will be able to recover amounts owed to them by RadioShack is dependent on a number of factors, including the results of asset sales and ongoing litigation. There can be no assurance of the amount that Salus and its affiliates will recover from the RadioShack loan.

	Internal Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015	$11.7	$39.6	$43.8	$101.7	$196.8
September 30, 2015 (As Adjusted)	$69.0	$32.4	$74.0	$99.2	$274.6

(6) Derivatives
The fair value of outstanding derivatives recorded in the accompanying Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	December 31, 2015	September 30, 2015
			(As Adjusted)
Derivatives designated as hedging instruments:
Foreign exchange contracts	Receivables, net	$6.7	$5.2
Foreign exchange contracts	Other assets	0.8	0.4
Total asset derivatives designated as hedging instruments		7.5	5.6
Derivatives not designated as hedging instruments:
Call options	Funds withheld receivables	8.1	5.4
Call options	Other assets	2.2	1.0
Commodity contracts	Receivables, net	1.3	7.9
Foreign exchange contracts	Receivables, net	0.1	0.4
Total asset derivatives		$19.2	$20.3

Liability Derivatives	Classification	December 31, 2015	September 30, 2015
			(As Adjusted)
Derivatives designated as hedging instruments:
Interest rate swaps	Accounts payable and other current liabilities	$1.2	$1.4
Interest rate swaps	Other liabilities	0.7	1.2
Commodity swaps	Accounts payable and other current liabilities	4.3	4.7
Commodity swaps	Other liabilities	0.8	0.8
Foreign exchange contracts	Accounts payable and other current liabilities	—	1.5
Foreign exchange contracts	Other liabilities	0.1	—
Total liability derivatives designated as hedging instruments		7.1	9.6
Derivatives not designated as hedging instruments:
Embedded derivatives in Front Street's assumed FIA business	Insurance reserves	139.9	142.3
Foreign exchange	Accounts payable and other current liabilities	0.6	0.1
Commodity contracts	Accounts payable and other current liabilities	—	0.1
Total liability derivatives		$147.6	$152.1
For derivative instruments that are used to economically hedge the fair value of Spectrum Brands’ third party and intercompany foreign currency payments, commodity purchases and interest rate payments, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. The Company recognizes all derivative instruments as assets or liabilities in the Condensed Consolidated Balance Sheets at fair value.

The following table summarizes the impact of the effective portions of cash flow hedges and the gains and losses recognized in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014:

		Three months ended December 31,
		2015		2014
	Classification	Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings	Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings
Interest rate swaps	Interest expense	$0.3	$(0.5)	$(0.6)	$(0.5)
Commodity swaps	Cost of consumer products and other goods sold	(1.0)	(1.4)	(1.2)	0.4
Foreign exchange contracts	Net consumer and other product sales	(0.1)	—	0.1	—
Foreign exchange contracts	Cost of consumer products and other goods sold	5.4	2.1	9.4	4.9
		$4.6	$0.2	$7.7	$4.8
During the three months ended December 31, 2015 and 2014, the Company recognized the following gains and losses on its derivatives:

		Three months ended December 31,
Classification	Derivatives Not Designated as Hedging Instruments	2015	2014
Revenues:
Net investment gains	Call options	$1.9	$2.7
Other income and expense:
Benefits and other changes in policy reserves	Embedded derivatives in Front Street's assumed FIA business	$2.4	$(6.2)
Other income, net	Oil and natural gas commodity contracts	1.7	18.7
	Foreign exchange contracts	(2.1)	(1.7)
Additional Disclosures
Call options. Derivative financial instruments included within or outside of the funds withheld receivables at fair value on the Condensed Consolidated Balance Sheets are in the form of call options receivable to Front Street. Front Street hedges exposure to product related equity market risk by entering into derivative transactions. These options hedge Front Street’s share of the FIA index credit. The change in fair value is recognized within “Net investment losses” in the accompanying Condensed Consolidated Statements of Operations.
Embedded derivatives in Front Street's assumed FIA business. Front Street has assumed FIA contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the Standard & Poor’s Ratings Services (“S&P”) 500 Index. This feature represents an embedded derivative under U.S. GAAP. The FIA embedded derivative is valued at fair value and included in the “Insurance reserves” in the accompanying Condensed Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the accompanying Condensed Consolidated Statements of Operations.
Interest Rate Swaps. When it deems appropriate, Spectrum Brands has used interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated other comprehensive loss (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest from the underlying debt to which the swap is designated. As of December 31, 2015 and September 30, 2015, Spectrum Brands had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300.0 through April 2017. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $0.7, net of tax.
Foreign exchange contracts. Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange rates related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related cash flow hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related cash flow hedge is reclassified as an adjustment to “Net consumer and other product sales” or “Cost of consumer products and other goods sold”, respectively, in the accompanying Condensed Consolidated Statements of Operations. At December 31, 2015, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through September 2017. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $2.9, net of tax. At December 31, 2015 and September 30, 2015, Spectrum Brands had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $220.5 and $300.6, respectively.
Commodity swaps. Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At December 31, 2015, Spectrum Brands had a series of zinc and brass swap contracts outstanding through September 2017. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $2.1, net of tax. Spectrum Brands had the following commodity swap contracts outstanding as of December 31, 2015 and September 30, 2015:

	December 31, 2015		September 30, 2015
	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts (tons)	11.6	$22.6	10.8	$22.2
Brass swap contracts (tons)	1.4	6.5	1.8	8.5
Foreign exchange contracts. Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on the foreign exchange contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At December 31, 2015, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through March 2016. At December 31, 2015 and September 30, 2015, Spectrum Brands had $160.7 and $126.8, respectively, of notional value for such foreign exchange derivative contracts outstanding.
Commodity Swaps. Spectrum Brands periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The commodity swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the commodity swap contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the commodity swap contracts. The commodity swap contracts effectively fix the floating price on a specified quantity of silver through a specified date. At December 31, 2015, Spectrum Brands had a series of commodity swaps outstanding through August 2016. Spectrum Brands had the following commodity swap contracts outstanding as of December 31, 2015 and September 30, 2015:

	December 31, 2015		September 30, 2015
	Notional	Contract Value	Notional	Contract Value
Silver (troy oz.)	15	$0.2	25	$0.4
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

Settlements in the normal course of maturities of Derivative Financial Instruments result in cash receipts from, or cash disbursements to, Compass’ derivative contract counterparties. Changes in the fair value of Compass’ Derivative Financial Instruments, which includes both cash and non-cash changes in fair value, are included in “Net investment losses” in the accompanying Condensed Consolidated Statements of Operations with a corresponding increase or decrease in the Condensed Consolidated Balance Sheets fair value amounts.
The following table presents Compass’ volumes and fair value of the oil and natural gas Derivative Financial Instruments as of December 31, 2015 (presented on a calendar-year basis):

	Volume Mmbtus/Mbbls	Weighted average strike price per Mmbtu/Bbl	Fair Value at December 31, 2015
Natural gas two-way collars (February - December 2016)	3,350		$(0.2)
Short call		2.77
Long put		2.15
Total natural gas	3,350		$(0.2)

Oil three-way collars (January - December 2016)	183		$1.5
Short call		76.00
Long put		56.00
Short Put		42.00
Total oil	183		$1.5
Total oil and natural gas derivatives			$1.3
At September 30, 2015, Compass had outstanding Derivative Financial Instruments to mitigate price volatility covering 3,380 Mmbtus of natural gas and 273 Thousand Barrels (“Mbbls”) of oil. At December 31, 2015, the average forward NYMEX oil prices per Bbl for the remainder of 2016 was $41.44, and the average forward NYMEX natural gas prices per Mmbtu for 2016 was $2.50. Compass’ Derivative Financial Instruments covered approximately 60% of production volumes for the three months ended December 31, 2015 and 71% of production volumes for the three months ended December 31, 2014.
Credit Risk
Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was insignificant as of December 31, 2015 and September 30, 2015.
Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. As of December 31, 2015 and September 30, 2015, there was $4.1 and $3.5, respectively, of posted cash collateral related to such liability positions. In addition, as of December 31, 2015 and September 30, 2015, Spectrum Brands had no posted standby letters of credit related to such liability positions. The cash collateral is included in “Receivables, net” within the accompanying Condensed Consolidated Balance Sheets.
Compass places Derivative Financial Instruments with the financial institutions that are lenders under the Compass Credit Agreement that it believes have high quality credit ratings. To mitigate risk of loss due to default, Compass has entered into master netting agreements with its counterparties on its Derivative Financial Instruments that allow it to offset its asset position with its liability position in the event of a default by the counterparty.
Front Street is exposed to credit risk in the event of non-performance by its counterparties on call options. Front Street seeks to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, but there can be no assurance that Front Street will not suffer losses in the event of counterparty non-performance. No collateral was posted by its counterparties; accordingly, the maximum amount of loss due to credit risk that Front Street would incur if parties to the call options failed completely to perform according to the terms of the contracts is $2.2.
Earnings from FIA reinsurance are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging the risk on FIA policies, known as the net investment spread. With respect to FIAs, the cost of hedging the risk includes the expenses incurred to fund the annual index credits. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the fair value changes associated with reinsurance contracts in the accompanying Condensed Consolidated Statements of Operations, and are largely offset by an expense for index credits earned on annuity contract holder fund balances.

(7) Fair Value of Financial Instruments
The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	December 31, 2015				September 30, 2015
					(As Adjusted)
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Derivatives:
Call options	$—	$10.3	$—	$10.3	$—	$6.4	$—	$6.4
Foreign exchange contracts	—	7.6	—	7.6	—	6.0	—	6.0
Commodity contracts	—	1.3	—	1.3	—	7.9	—	7.9
Corporate fixed maturity securities AFS	—	—	—	—	—	—	14.1	14.1
Equity securities - trading	—	—	—	—	32.8	—	—	32.8
Other invested assets	—	—	—	—	—	—	2.8	2.8
Funds withheld receivables	53.9	1,535.3	74.8	1,664.0	45.8	1,579.9	84.4	1,710.1
Total financial assets	$53.9	$1,554.5	$74.8	$1,683.2	$78.6	$1,600.2	$101.3	$1,780.1
Liabilities

Front Street future policyholder benefit liability	$—	$—	$629.0	$629.0	$—	$—	$629.2	$629.2
Derivatives:
Embedded derivatives in Front Street's assumed FIA business	—	—	139.9	139.9	—	—	142.3	142.3
Commodity contracts	—	5.1	—	5.1	—	5.6	—	5.6
Interest rate contracts	—	1.9	—	1.9	—	2.6	—	2.6
Foreign exchange contracts	—	0.7	—	0.7	—	1.6	—	1.6
Total financial liabilities	$—	$7.7	$768.9	$776.6	$—	$9.8	$771.5	$781.3
Valuation Methodologies
Fixed Maturity Securities, Equity Securities and Other Invested Assets
The Company measures the fair value of its securities based on assumptions used by market participants in pricing the security. The appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company will then consistently apply the valuation methodology to measure the security’s fair value. The Company’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. The Company did not adjust prices received from third parties as of December 31, 2015 and September 30, 2015. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
Funds Withheld Receivables and Future Policyholder Benefits Liability
Front Street elected to apply the fair value option to account for its funds withheld receivables, non-funds withheld assets and future policyholder benefits reserve related to its assumed reinsurance. Front Street measures fair value of the funds withheld receivables based on the fair values of the securities in the underlying funds withheld portfolio held by the cedant. The non-funds withheld assets held by Front Street, backing the future policyholder benefits reserve, are measured at fair value. Policy loans included in the funds withheld receivables are measured at fair value, which approximates amortized cost.
Front Street uses a discounted cash flows approach to measure the fair value of the future policyholder benefits reserve. The cash flows associated with future policy premiums and benefits are generated using best estimate assumptions (plus a risk margin, where applicable) and are consistent with market prices, where available. Risk margins are typically applied to non-observable, non-hedgeable market inputs such as mortality, morbidity, lapse, discount rate for non-performance risk, discount rate for risk margin, surrenders, etc. Mortality relates to the occurrence of death. Mortality assumptions are based upon the experience of the cedant as well as past and emerging industry experience, when available. Morbidity relates to the occurrence of a claim status and is a key assumption for the long term care business. Morbidity assumptions are based upon the experience of the cedant as well as past and emerging industry experience, when available. Mortality and morbidity assumptions may be different by sex, underwriting class and policy type. Assumptions are also made for future mortality and morbidity improvements.
Front Street determines the discount rate based on the market yields on the underlying assets backing the liabilities plus a risk margin to reflect uncertainty and adjusts the discount rate to reflect the credit risk of Front Street. Policies are terminated through surrenders and maturities, where surrenders represent the voluntary terminations of policies by policyholders and maturities are determined by policy contract terms. Surrender assumptions are based upon cedant experience adjusted for expected future conditions. As of December 31, 2015, Front Street began discounting the liability cash flows by using the market yields on the underlying assets backing the liabilities plus a risk margin to reflect uncertainty and adjusts the discount rate to reflect the credit risk of Front Street. In prior periods, the discount rate was based on risk free rates plus non-performance spreads plus a risk margin and a factor to reflect own credit risk. The change in discount rate methodology reduced the fair value of the Front Street future policyholder benefit liability by $7.0.
Derivatives
The fair values of the embedded derivatives in Front Street’s assumed FIA business are derived using market indices, pricing assumptions and historical data. The significant unobservable inputs used in the fair value measurement of the embedded derivatives in Front Street’s assumed FIA business are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at December 31, 2015 and September 30, 2015 was applied to the Annuity 2000 mortality tables. Significant increases (decreases) in the market value of option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher, respectively, fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
Compass evaluates derivative assets and liabilities in accordance with master netting agreements with the derivative counterparties, and reports them on a gross or net basis on the Condensed Consolidated Balance Sheets as determined by the nature of the trade with the counterparty. Net derivative asset values are determined primarily by quoted futures prices and utilization of the risk-free rate curves and net derivative liabilities are determined by utilization of risk-free rate curve. The risk-free rates of Compass’ counterparties are based on the London Interbank Offered Rate (“LIBOR”) curve as of the end of the reporting period. Compass’ oil derivatives are swap contracts for notional Bbls of oil at fixed NYMEX WTI oil prices. The asset and liability values attributable to oil derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, and (iii) the applicable risk-free rate curve, as described above. Compass’ natural gas derivatives are swap contracts and three-way collar contracts for notional Mmbtus of natural gas at posted price indexes, including NYMEX HH swap contracts. The asset and liability values attributable to natural gas derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH for natural gas swaps, (iii) the applicable risk-free rate curve, as described above, and (iv) the implied rate of volatility inherent in the option contracts.
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
The Company has not changed its valuation techniques in measuring the fair value of any derivative assets and liabilities during the quarter.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 31, 2015 and September 30, 2015 (as adjusted) were as follows:

	Fair Value at				Range (Weighted average)
Assets	December 31, 2015	September 30, 2015	Valuation Technique	Unobservable Input(s)	December 31, 2015	September 30, 2015
Corporate fixed maturity securities AFS	$—	$14.1	Broker-quoted	Offered quotes	—%	83%
Other invested assets	—	2.8	Discounted Cash Flow	Probability of collection	—%	50%
				Discount rate	—%	10%
Funds withheld receivables:
Fixed maturity and equity securities AFS	33.7	39.5	Matrix pricing	Quoted prices	100% - 120% (110%)	100% - 122% (112%)
Fixed maturity securities AFS	15.4	19.5	Discounted Cash Flow	Discount rate	6% - 13% (7%)	6% - 12% (8%)
Fixed maturity securities AFS	11.6	6.7	Broker-quoted	Offered quotes	98% - 100% (99%)	99% - 103% (101%)
Loan participations	5.3	9.7	Market pricing	Offered quotes	100%	100%
Policy loans	8.8	9.0	Loan value	Not applicable	100%	100%
Total	$74.8	$101.3
Liabilities
Front Street future policyholder benefit liability	$629.0	$629.2	Discounted cash flow	Non-performance risk spread	0.38%	0.16% - 0.46%
				Risk margin to reflect uncertainty	0.50% - 1.00%	0.50% - 1.00%
Embedded derivatives in Front Street's assumed FIA business	139.9	142.3	Discounted cash flow	Market value of option	0% - 29% (1%)	0% - 32% (1%)
				SWAP rates	2%	2%
				Mortality multiplier	80%	80%
				Surrender rates	0.50% - 75% (13%)	0.50% - 75% (13%)
				Non-performance risk spread	0.25%	0.25%
Total	$768.9	$771.5
The significant unobservable inputs used in the fair value measurement of the Front Street future policyholder benefit liability are non-performance risk spread and risk spread to reflect uncertainty. Significant increases (decreases) in non-performance risk spread and risk margin to reflect uncertainty would result in a lower (higher) fair value measurement.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended December 31, 2015 and 2014. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended December 31, 2015
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Corporate fixed maturity securities AFS	$14.1	$(0.5)	$—	$—	$(13.6)	$—	$—	$—
Other invested assets	2.8	2.7	—	—	—	(5.5)	—	—
Funds withheld receivables	84.4	(1.4)	—	5.1	(13.3)	—	—	74.8
Total assets at fair value	$101.3	$0.8	$—	$5.1	$(26.9)	$(5.5)	$—	$74.8

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$629.2	$(3.7)	$—	$—	$—	$3.5	$—	$629.0
Embedded derivatives in Front Street's assumed FIA business	142.3	(2.4)	—	—	—	—	—	139.9
Total liabilities at fair value	$771.5	$(6.1)	$—	$—	$—	$3.5	$—	$768.9

	Three months ended December 31, 2014
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.5	$—	$—	$—	$—	$—	$—	$41.5
Corporate fixed maturity securities AFS	16.3	—	(0.5)	—	—	—	—	15.8
Funds withheld receivables	59.4	(0.1)	—	10.0	(4.1)	—	—	65.2
Total assets at fair value	$117.2	$(0.1)	$(0.5)	$10.0	$(4.1)	$—	$—	$122.5

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$151.3	$0.2	$—	$346.9	$—	$(2.0)	$—	$496.4
Embedded derivatives in Front Street's assumed FIA business	150.8	6.2	—	—	—	—	—	157.0
Total liabilities at fair value	$302.1	$6.4	$—	$346.9	$—	$(2.0)	$—	$653.4
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 and no net transfers in or out of Level 3 for the three months ended December 31, 2015 and 2014.
Non-Recurring Fair Value Measurements
Goodwill, intangible assets and other long-lived assets are tested annually or if an event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3).

Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instrument assets and liabilities which are not measured at fair value on the Condensed Consolidated Balance Sheets are summarized as follows:

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Other invested assets	$—	$—	$2.5	$2.5	$2.5
Asset-based loans	—	—	153.1	153.1	153.1
Total financial assets	$—	$—	$155.6	$155.6	$155.6

Liabilities (a)
Investment contracts, included in contractholder funds and other insurance reserves	$—	$—	$913.5	$913.5	$1,058.2
Total debt (b)	—	6,384.7	80.8	6,465.5	6,285.4
Total financial liabilities	$—	$6,384.7	$994.3	$7,379.0	$7,343.6

	September 30, 2015
	(As Adjusted)
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Other invested assets	$—	$—	$2.5	$2.5	$2.5
Asset-based loans	—	—	226.7	226.7	226.7
Total financial assets	$—	$—	$229.2	$229.2	$229.2

Liabilities (a)
Investment contracts, included in contractholder funds and other insurance reserves	$—	$—	$960.3	$960.3	$1,084.5
Total debt (b)	—	6,398.0	99.1	6,497.1	6,310.5
Total financial liabilities	$—	$6,398.0	$1,059.4	$7,457.4	$7,395.0
(a) The carrying amounts of cash and cash equivalents, trade receivables, accounts payable and accrued investment income approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.
(b) The fair values of debt set forth above are generally based on quoted or observed market prices.
Valuation Methodology
Investment Contracts and Other Insurance Reserves
Investment contracts assumed from FGL by Front Street include deferred annuities, FIAs and immediate annuities. The fair value of deferred annuity and FIAs is based on their cash surrender value (which is the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. See “Future Policyholder Benefits Liability” section above for discussion of the calculation of the fair value of the insurance reserves.
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

(8) Goodwill and Intangibles
A summary of the changes in the carrying amounts of goodwill and intangible assets are as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	Total
Balance at September 30, 2015	$2,487.4	$1,490.3	$990.0	$2,480.3
Adjustments	(2.4)	—	—	—
Less: Periodic amortization	—	—	(23.6)	(23.6)
Effect of translation	(6.9)	(7.5)	(3.9)	(11.4)
Balance at December 31, 2015	$2,478.1	$1,482.8	$962.5	$2,445.3
Goodwill and indefinite lived trade name intangibles are not amortized and are tested for impairment at least annually at the Company’s August financial period end, or more frequently if an event or circumstance indicates that an impairment loss may have been incurred between annual impairment tests.
Definite Lived Intangible Assets
The range and weighted average useful lives for definite lived intangible assets are as follows:

	December 31, 2015			September 30, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$979.9	$(259.8)	$720.1	$985.2	$(247.4)	$737.8
Technology assets	238.5	(84.0)	154.5	238.6	(78.1)	160.5
Trade names	165.4	(77.5)	87.9	165.4	(73.7)	91.7
	$1,383.8	$(421.3)	$962.5	$1,389.2	$(399.2)	$990.0
At December 31, 2015, the range and weighted average useful lives for definite-lived intangibles assets were as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 to 20 years	18.5 years
Technology assets	4 to 18 years	11.1 years
Trade names	8 to 17 years	16.2 years
Amortization expense for definite lived intangible assets for the three months ended December 31, 2015 and 2014 was $23.6 and $20.5, respectively. Excluding the impact of any future acquisitions or change in foreign currency, the Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows:

Fiscal Year	Estimated Amortization Expense
2016	$93.9
2017	93.0
2018	86.2
2019	85.1
2020	84.9

(9) Debt
The Company’s consolidated debt consists of the following:

	December 31, 2015		September 30, 2015
	Amount	Rate	Amount	Rate	Interest rate
			(As Adjusted)
HRG
7.875% Senior Secured Notes, due July 15, 2019	$864.4	7.9%	$864.4	7.9%	Fixed rate
7.75% Senior Unsecured Notes, due January 15, 2022	890.0	7.8%	890.0	7.8%	Fixed rate
Spectrum Brands
Term Loan, due June 23, 2022	1,223.9	3.5%	1,226.9	3.9%	Variable rate, see below
CAD Term Loan, due June 23, 2022	53.9	4.5%	55.7	4.4%	Variable rate, see below
Euro Term Loan, due June 23, 2022	246.3	3.5%	255.8	3.5%	Variable rate, see below
6.375% Senior Notes, due November 15, 2020	520.0	6.4%	520.0	6.4%	Fixed rate
6.625% Senior Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	Fixed rate
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	Fixed rate
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	Fixed rate
Revolver Facility, expiring June 23, 2020	230.0	3.6%	—	—%	Variable rate, see below
Other notes and obligations	10.7	10.6%	11.2	10.2%	Various
Obligations under capitalized leases	93.6	5.6%	88.2	5.7%	Various
Compass
Compass Credit Agreement, due February 14, 2018	160.0	3.0%	327.0	3.0%	Variable rate, see below
HGI Energy
9.0% HGI Energy Note to FGL*, due February 14, 2021	50.0	9.0%	50.0	9.0%	Fixed rate
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	40.4	—%	40.4	—%	Variable rate, see below
Long-term debt of consolidated variable-interest entity with FGL*	196.5	4.8%	274.0	3.9%	Variable rate, see below
Unaffiliated secured borrowings under non-qualifying loan participations	8.8	10.5%	8.8	10.5%	Fixed rate
Secured borrowings under non-qualifying loan participations with FGL*	—	—%	4.2	4.5%	Variable rate, see below
Promissory note to FGL*	2.4	5.3%	2.5	5.3%	Fixed rate
Total	6,410.9		6,439.1
Original issuance discounts on debt, net of premiums	(25.3)		(25.7)
Less unamortized debt issue costs	(100.2)		(102.9)
Total debt	6,285.4		6,310.5
Less current maturities and short-term debt	45.7		45.1
Non-current portion of debt	$6,239.7		$6,265.4
* The debt balances included in the Condensed Consolidated Balance Sheets and in the table above reflect transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the close of the FGL Merger. Such transactions are not eliminated in the Condensed Consolidated Financial Statements in order to appropriately reflect the continuing operations and balances held for sale.
Spectrum Brands
Interest terms
Certain of Spectrum Brands’ debt instruments are subject to variable interest rates. At December 31, 2015, Spectrum Brands’ variable interest rate terms were as follows: (i) for the U.S. dollar denominated term loan facility (the “USD Term Loan”), either adjusted LIBOR, subject to a 0.75% floor, plus 2.75% per annum, or base rate plus 1.75% per annum; (ii) for the Canadian dollar (“CAD”) denominated term loan facility (the “CAD Term Loan”), either Canadian Dollar Offered Rate, subject to a 0.75% floor plus 3.5% per annum, or base rate plus 2.5% per annum; (iii) for the Euro denominated term loan facility (the “Euro Term Loan”), Euro Interbank Offered Rate, subject to a 0.75% floor, plus 2.75% per annum, with no base rate option available; and (iv) for the revolving credit facility (the “Revolver Facility”), either adjusted LIBOR plus 2.75% per annum or base rate plus 1.75% per annum. As a result of borrowings and payments under the Revolver Facility, at December 31, 2015, the Company had borrowing availability of $245.3, net outstanding letters of credit of $24.7.

Compass
As of December 31, 2015, Compass had $160.0 of outstanding indebtedness under the Compass Credit Agreement. The borrowing base is redetermined semi-annually, with Compass and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. The interest rate grid ranges from LIBOR plus 269 bps to 300 bps (or Alternate Base Rate plus 325 bps to 350 bps), depending on the percentages of drawn balances to the borrowing base as defined in the agreement. On December 31, 2015, the one month LIBOR was 0.3% which resulted in an interest rate of approximately 3.0%.
On November 13, 2015, Compass entered into an amendment to the terms of the Compass Credit Agreement that included a modification of the Compass’ Consolidated Leverage Ratio (as defined in the Compass Credit Agreement) whereby the maximum permitted ratio at the end of each quarter was increased to 6.00 to 1.0 through September 30, 2016. The maximum permitted Consolidated Coverage Ratio for each quarter ending after October 1, 2016 will be 4.50 to 1.00. The amendment also provided for the reduction of the borrowing base to $320.0 on November 13, 2015. Following the completion of the Compass Asset Sale and pay down of Compass indebtedness, the borrowing base under the Compass Credit Agreement was further reduced to $175.0.
Concurrently with such amendment, HRG’s wholly-owned subsidiary, HGI Funding, LLC (“HGI Funding”), determined to amend its guarantee in order to continue to provide a guarantee (the “Initial Guarantee”) of a limited portion of the debt under the Compass Credit Agreement until the date of Compass’ next borrowing base redetermination (expected to be on or about June 1, 2016) and committed to make a debt or equity contribution to Compass on the date of such redetermination in an amount to be determined based on the amount of the borrowing base at such time. HGI Funding’s aggregate obligations in connection with the Initial Guarantee through the June 2016 borrowing base redetermination date are not to exceed $30.0. The guarantee was also amended to provide that HGI Funding may elect to guaranty an additional portion of the debt under the Compass Credit Agreement (the “Optional Guarantee”) in order to cure defaults under the Consolidated Leverage Ratio on any test date through September 30, 2016. HGI Funding will be required to make a debt or equity contribution to Compass in the amount of the Optional Guarantee (if any) within eleven business days of the delivery of Compass' compliance certificate under the Compass Credit Agreement for the period ending September 30, 2016. The Secured Amount is secured by a pledge of assets chosen by the Company that may consist of a combination of cash and marketable securities with a determined value equal to the maximum Secured Amount then applicable. In measuring the determined value of the pledged assets, cash is valued at 100.0% and marketable securities are valued at 33.3% of fair market value thereafter (measured as the 20 day average close price of such marketable securities). As of December 31, 2015, the Company had no amounts in the Optional Guarantee. As of December 31, 2015, $160.0 was drawn under Compass Credit Agreement. The Compass Credit Agreement matures on February 14, 2018.
On December 23, 2015, Compass received the consent of the lenders under the Compass Credit Agreement to delay the delivery of Compass’ unqualified audited financial statements for the fiscal year ending September 30, 2015 until March 31, 2016. Such financial statements had previously been required to be delivered within 90 days following the end of such fiscal year.
As of December 31, 2015, Compass was in good standing under the covenants specified in the Compass Credit Agreement, as amended. The expiration date of the Initial Guarantee occurs upon the closing of Compass’ scheduled borrowing base redetermination in June 2016. The expiration date of the Optional Guarantee occurs upon the making of all required payments on the Optional Guarantee Payment Date. Compass is presently current on all obligations related to the Compass Credit Agreement.
HGI Energy
In February 2013, in connection with the Company’s acquisition of an interest in Compass, HGI Energy entered into note purchase agreements with FGL for $50.0 notional aggregate principal amount due February 14, 2021 (the “HGI Energy Note to FGL”). The HGI Energy Note to FGL earns interest 9.0% per annum, payable semi-annually in arrears on January 1 and July 1. The HGI Energy Note to FGL is subordinated in seniority to the Compass Credit Agreement.
Salus
Salus acts as co-lender under some of the asset-based loans that it originates, and such loans are structured to meet the definition of a “participating interest” as defined under ASC 860-10, Transfers and Servicing. For loans originated with co-lenders that have terms that result in such a co-lender not having a qualifying “participating interest”, Salus recognizes the whole, undivided loan. Salus also reflects a secured borrowing owing to the co-lender representing their share in the undivided whole loan. As of December 31, 2015 and September 30, 2015, Salus had $8.8 of such secured borrowings to unaffiliated co-lenders outstanding related to non-qualifying “participating interests” and $0.0 and $4.2, respectively, of such secured borrowings with FGL.
In February 2013, September 2013 and February 2015, Salus completed a collateralized loan obligation (“CLO”) securitization of up to $578.5 notional aggregate principal amount. At December 31, 2015 and September 30, 2015, the outstanding notional aggregate principal amount was $280.2 and $357.7, respectively, of which $40.4 was taken up by unaffiliated entities and consisted entirely of subordinated debt, and $196.5 and $274.0 was taken up by FGL and included in Assets of business held for sale in the Condensed Consolidated Balance Sheets. The obligations of the securitization is secured by the assets of the Variable Interest Entity (“VIE”), primarily asset-based loan receivables, and at December 31, 2015 carried a variable interest rate ranging from LIBOR plus 2.37% to LIBOR plus 11.5% for the senior tranches. The subordinated tranches carry residual interest subject to maintenance of certain covenants. Due to losses incurred in the CLO, at December 31, 2015 and September 30, 2015, the CLO was not accruing interest on the subordinated debt.
In February 2015, Salus signed a $2.5 Senior Secured promissory note with FGL originally due on May 29, 2015, which has been extended to February 26, 2016 with fixed interest of 5.3% to be paid semi-annually.

(10) Stock Compensation
The Company recognized consolidated stock compensation expense of $15.0 and $14.1 during the three months ended December 31, 2015 and 2014, respectively. Stock compensation expense is principally included in “Selling, acquisition, operating and general expenses” in the accompanying Condensed Consolidated Statements of Operations.
A summary of stock options outstanding as of December 31, 2015 and related activity during the three months then ended are as follows (option amounts in thousands):

	HRG
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2015	4,770	$9.25	$3.70
Granted	28	13.93	5.07
Exercised	(401)	8.07	3.12
Stock options outstanding at December 31, 2015	4,397	9.39	3.77
Stock options vested and exercisable at December 31, 2015	3,305	8.43	3.39
Stock options outstanding and expected to vest	4,397	9.39	3.77
A summary of restricted stock, restricted stock units and performance restricted stock units outstanding as of December 31, 2015 and related activity during the three months then ended, under HRG and Spectrum Brands are as follows (share amounts in thousands):

	HRG
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock outstanding at September 30, 2015	4,283	$11.74
Granted	99	13.93
Exercised/Released	(2,141)	10.79
Nonvested restricted stock outstanding at December 31, 2015	2,241	12.74

	HRG		Spectrum Brands
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2015	42	$12.33	608	$87.50
Granted	6	13.93	442	95.22
Vested/Exercised	—	—	(419)	85.97
Forfeited or Expired	—	—	(69)	89.55
Restricted stock units outstanding at December 31, 2015	48	12.52	562	94.49
A summary of warrants outstanding as of December 31, 2015 and related activity during the three months then ended, under HRG‘s incentive plan are as follows (share amounts in thousands):

	HRG
Warrants	Units	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Warrants outstanding at September 30, 2015	1,800	$13.13	$3.22
Warrants outstanding at December 31, 2015	1,800	13.13	3.22
Warrants outstanding and expected to vest	1,800	13.13	3.22

HRG
During the three months ended December 31, 2015, HRG granted stock option awards, restricted stock awards and restricted stock unit awards representing approximately 28 thousand, 99 thousand and 6 thousand shares, respectively. All of these grants are time based, and vest either immediately, or over a period of up to 3 years. The total fair value of the stock grants during the three months ended December 31, 2015 on their respective grant dates was approximately $1.6. During the three months ended December 31, 2015, stock option awards and restricted stock awards with a total fair value of $28.1 vested. The total intrinsic value of share options exercised during the three months ended December 31, 2015 was $2.1, for which HRG received cash of $3.2 in settlement.
During the three months ended December 31, 2014, HRG granted stock option awards, restricted stock awards and restricted stock unit awards representing approximately 822 thousand, 1,885 thousand and 6 thousand shares, respectively. All of these grants are time based, and vest either immediately, or over a period of up to 3 years. The total fair value of the stock grants during the three months ended December 31, 2014 on their respective grant dates was approximately $29.6. During the three months ended December 31, 2014, stock option awards and restricted stock awards with a total fair value of $25.7 vested. The total intrinsic value of stock options exercised during the three months ended December 31, 2014 was $2.2, for which HRG received cash of $1.9 in settlement.
Under HRG’s executive bonus plan for the fiscal year ending September 30, 2016, executives will be paid in cash, stock, stock options and restricted stock shares. The equity grants are expected to be granted in the first quarter of the fiscal year ending September 30, 2017, and to vest, either immediately, or between 1 and 3 years from the grant date.
As of December 31, 2015, there was approximately $13.4 of total unrecognized compensation cost related to unvested share-based compensation agreements previously granted, which is expected to be recognized over a weighted-average period of 1.35 years.
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
The following assumptions were used in the determination of these grant date fair values for options awarded using the Black-Scholes option pricing model:

Three months ended December 31,
	2015	2014
Risk-free interest rate	1.65% to 1.74%	1.58% to 1.87%
Assumed dividend yield	—%	—%
Expected option term	5.0 to 5.5 years	5.0 to 6.5 years
Volatility	37.4% to 37.9%	38.0% to 39.0%
The weighted-average remaining contractual term of outstanding stock option awards and warrants at December 31, 2015 was 7.43 years.
Spectrum Brands
Spectrum Brands granted restricted stock units representing approximately 442 thousand shares during the three months ended December 31, 2015. Of these grants, 112 thousand restricted stock units vested immediately and 33 thousand restricted stock units are time-based and vest within a period of 1 year. The remaining 297 thousand that are both performance and time-based and vest over a period ranging from 1 to 2 years. The total market value of the restricted stock units on the dates of the grants was approximately $42.1. The remaining unrecognized pre-tax compensation cost related to restricted stock units at December 31, 2015 was $44.5.
Spectrum Brands granted restricted stock units representing approximately 233 thousand shares during the three months ended December 31, 2014. Of these grants, 111 thousand restricted stock units vested immediately and 118 thousand restricted stock units are time-based and vest over a period of 1 to 3 years. The remaining 4 thousand restricted stock units are performance and time-based and vest over a period of up to 2 years. The total market value of the restricted shares on the date of the grant was approximately $21.1. The remaining unrecognized pre-tax compensation cost related to restricted stock units at December 31, 2015 was $17.1.
The fair value of restricted stock units are determined based on the market price of Spectrum Brands’ common stock on the grant date.

(11) Income Taxes
For the three months ended December 31, 2015, the Company’s effective tax rate of 4.3% differed from the expected U.S. statutory tax rate of 35% and was impacted by the expected utilization of a portion of Spectrum Brand’s U.S. net operating losses that were previously recorded with valuation allowance against Spectrum Brand’s current year earnings and recognition of tax benefits on current year losses from the Energy and Corporate and Other segments in the U.S. The Company determined that a portion of the current year losses related to the Energy and Corporate and Other segments are more likely than not to be realized based on the expected taxable gain from the FGL merger.
For the three months ended December 31, 2014, the Company’s effective tax rate of (5.1)% differed from the expected U.S. statutory tax rate of 35% and was impacted by pretax losses including significant impairment losses in our Energy and Asset Management segments in the U.S. and certain pretax losses from foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not to be realized, resulting in the recording of valuation allowances. The three months ended December 31, 2014 included recognition of a nonrecurring net income tax benefit of $12.3 attributable to tax impact related to the impairment of certain Frederick’s of Hollywood Inc. (“FOH”) indefinite lived intangible assets. Due to the indefinite life of these assets for book purposes, the related deferred tax liability was not regarded as a source of taxable income to support the realization of deferred tax assets. Consequently, the impairment recorded resulted in a reduction to the deferred tax liability previously recorded.
The majority of net operating loss (“NOL”), capital loss and tax credit carryforwards of HRG and Spectrum Brands have historically been subject to valuation allowances, as the Company concluded that all or a portion of the related tax benefits are not more-likely-than-not to be realized. Utilization of a portion of the NOL, capital loss and tax credit carryforwards of HRG and Spectrum Brands are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations resulted from ownership changes of more than 50 percentage points over a three-year period. The consummation of the FGL Merger is expected to result in the reversal of a significant portion of the Company’s valuation allowance previously recorded against tax attribute carryforwards that are expected to be realized against the taxable gain.

(12) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (share amounts in thousands):

	Three months ended December 31,
	2015	2014
Net income (loss) from continuing operations attributable to controlling interest	$11.1	$(123.5)
Net (loss) income from discontinued operations attributable to controlling interest	(45.0)	13.7
Net loss attributable to controlling interest	$(33.9)	$(109.8)

Participating common shares at end of period	198,521	196,879

Net loss attributable to common shares - basic and diluted	$(33.9)	$(109.8)

Weighted-average common shares outstanding - basic	197,507	196,997
Dilutive effect of unvested restricted stock and restricted stock units	2,822	—
Dilutive effect of stock options	1,303	—
Weighted-average shares outstanding - diluted	201,632	196,997

Net loss per common share attributable to controlling interest:
Basic income (loss) from continuing operations	$0.06	$(0.63)
Basic (loss) income from discontinued operations	(0.23)	0.07
Basic	$(0.17)	$(0.56)

Diluted income (loss) from continuing operations	$0.06	$(0.63)
Diluted (loss) income from discontinued operations	(0.23)	0.07
Diluted	$(0.17)	$(0.56)
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of HRG common stock outstanding, excluding unvested restricted stock.

For the three months ended December 31, 2015, there were 1.8 million weighted-average shares of the warrants that were excluded from the calculation of “diluted net loss per common share attributable to controlling interest” because the because the exercise price of $3.125 per share was above the average stock price for the three months ended December 31, 2015.
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

(13) Commitments and Contingencies
The Company has aggregate accruals for its legal, environmental and regulatory matters of approximately $9.8 at December 31, 2015, of which $5.2 relates to liabilities of business held for sale. These accruals relate primarily to the matters described below. In addition, the Company and its subsidiaries are involved in other litigation and claims arising out of their prior businesses and arising in the ordinary course out of their current businesses, which include, among other things, indemnification and other claims and litigations involving HRG’s and its subsidiaries’ business practices, transactions, workers compensation matters, environmental matters, and personal injury claims. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned accruals and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.
Legal and Environmental Matters
HRG
HRG was named as a nominal defendant, and members of its Board were named as defendants in a purported class and derivative action filed in March 2014 by Haverhill Retirement System (“Plaintiff”) in the Delaware Court of Chancery (the “Court”). Harbinger Capital Partners LLC and certain of its affiliated funds (“HCP”) and Leucadia National Corporation (“Leucadia”), each a stockholder of HRG, were also named as defendants in the complaint. The complaint alleged, among other things, that the defendants breached their fiduciary duties in connection with transactions involving Leucadia. On January 7, 2016, the Court approved a stipulation under which Plaintiff agreed to dismiss the action. HRG has paid the Plaintiff’s counsel $0.2 in attorney’s fees and expenses.
HRG was named as a nominal defendant, and members of its Board were named as defendants, in a derivative action filed in December 2010 by Alan R. Kahn in the Delaware Court of Chancery. HCP was also named as a defendant. The plaintiff alleged that HRG's acquisition of HCP’s shares of Spectrum Brands in exchange for shares of common stock of HRG from HRG was financially unfair to HRG and its public stockholders, and sought unspecified damages and the rescission of the transaction. On November 24, 2015, the parties filed a Stipulation of Settlement with the Court (“Settlement”).  The Settlement was approved by the court on February 4, 2016, and the action was dismissed. Pursuant to the terms of the Settlement, HCP and the Company's insurer are required to pay a total of $3.8 into a settlement fund that will, net of distribution and notice costs and the fee and expense award to plaintiff's counsel, be distributed to stockholders of the Company other than stockholders affiliated with HCP, the members of the Company's board of directors at the time of the challenged transaction and certain other persons. HRG will not contribute any payment to the settlement fund.
Spectrum Brands
Spectrum Brands is a defendant in various other matters of litigation generally arising out of the ordinary course of business. Spectrum Brands does not believe that the resolution of any other matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
Spectrum Brands has accrued approximately $4.4 for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability that may result from resolution of these matters in excess of the amounts provided for will not have a material adverse effect on the financial condition, results of operations or cash flows of Spectrum Brands. Spectrum Brands is subject to various federal, state and local environmental laws and regulations. Spectrum Brands believes it is in substantial compliance with all such environmental laws that are applicable to its operations.
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
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2015, FGL has accrued $3.0 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $3.0.
FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (the “Death Master File”) and compliance with state claims practices regulation. Legislation requiring insurance companies to use the Death Master File to identify potential claims has been enacted in a number of states. As a result of these legislative and regulatory developments, in May 2012, FGL undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. In addition, FGL has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states and in some cases has challenged the audits including litigation against the Controller for the State of California which is subject to a stay. FGL believes its current accrual will cover the reasonably estimated liability arising out of these developments, however costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to these matters.
On July 5, 2013, Plaintiff Eddie L. Cressy filed a putative class Complaint captioned Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al. in the Superior Court of California, County of Los Angeles (the “Court”), Case No. BC-514340. The Complaint was filed after the Plaintiff was unable to maintain an action in federal court. The Complaint asserts, inter alia, that the Plaintiff and members of the putative class relied on Defendants’ advice in purchasing allegedly unsuitable equity-indexed insurance policies.
On January 2, 2015, the Court entered Final Judgment in Cressy, certifying the class for settlement purposes, and approving the class settlement reached on April 4, 2014. On August 10, 2015, FGL tendered $1.3 to the Settlement Administrator for a claim review fund. The Company implemented an interest enhancement feature for certain policies as part of the class settlement, which enhancement began on October 12, 2015. On December 11, 2015, the parties filed a Joint Motion to amend the January 2, 2015 Final Order and Judgment, to extend the deadline for settlement completion from January 28, 2016 to October 24, 2016.
At December 31, 2015, FGL estimated the total cost for the settlement, legal fees and other costs related to Cressy would be $9.2, with a liability for the unpaid portion of the estimate of $1.7. FGL has incurred and paid $4.2 related to legal fees and other costs and $3.3 related to settlement costs as of December 31, 2015. Based on the information currently available FGL does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued.
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri, captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated v. Harbinger Group Inc., Fidelity & Guaranty Life Insurance Company, Raven Reinsurance Company, and Front Street Cayman. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), requests injunctive and declaratory relief seeks unspecified compensatory damages for the putative class in an amount not presently determinable, treble damages, and other relief, and claims the plaintiff overpaid by less than $0.1 for her annuity. FGL, HRG and the other defendants believe that they have meritorious defenses and intend to vigorously defend the litigation. On April 13, 2015, the defendants joined in the filing of a joint motion to dismiss the complaint, which is pending before the Court. As of December 31, 2015, HRG and FGL did not have sufficient information to determine whether FGL is exposed to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $1.3, which was accrued during the three months ended December 31, 2015.
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
Salus
On March 17, 2015, Salus, in its capacity as agent for certain secured lenders of RadioShack under a $250.0 term loan, filed an adversary complaint in the RadioShack bankruptcy cases pending in the United States Bankruptcy Court for the District of Delaware against certain other secured asset-based lenders (including Standard General L.P., its affiliates and certain hedge fund lenders) of RadioShack (the “ABL Lenders”) under a $585.0 term and revolving loan facility. The adversary complaint seeks (i) a determination that the liens securing the term loan provided by Salus to RadioShack have priority over the ABL Lenders’ liens with respect to the termed out portion of the ABL Lenders’ loans to RadioShack and (ii) disgorgement of payments received from RadioShack by the ABL Lenders in connection with the termed out loans. The ABL Lenders have moved to dismiss the adversary complaint, which motion remains pending.
Guarantees
HGI Funding has an agreement with FGL to guarantee, subject to certain terms and in the event of nonperformance by the third party borrowers and Salus, the fulfillment of accumulated foreign exchange losses recoverable under two loans originated by Salus that are denominated in CAD. At December 31, 2015, Salus’ obligation to FGL related to such foreign exchange losses was $12.5.
See Note 9, Debt for details of the limited unconditional and irrevocable guarantee for the full and prompt payment when due of present and future payment obligations under the Compass Credit Agreement that was provided by HGI Funding by pledging certain of its assets as a collateral.
Unfunded Asset Based Lending Commitments
Salus and FGL have unfunded investment commitments as of December 31, 2015 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years.
Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At December 31, 2015, the notional amount of unfunded, legally binding lending commitments was approximately $39.9, of which $29.4 expires in 1 year or less, and the remainder expires between 1 and 5 years.
FGL has unfunded investment commitments of $125.5 as of December 31, 2015.

(14) Related Party Transactions
On March 18, 2014, HRG entered into the Letter Agreement (the “Letter Agreement”) with Leucadia. The Letter Agreement was entered into in connection with the consummation of the transactions contemplated by that certain Preferred Securities Purchase Agreement, dated March 18, 2014 (the “PSPA”), by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (collectively, the “HCP Stockholders”) and Leucadia, pursuant to which Leucadia acquired, following receipt of regulatory approval, 23.0 million shares of Common Stock, at a price of $11.00 per share of Common Stock, for an aggregate purchase price of $253.0 in cash. Pursuant to the Letter Agreement, Leucadia have designated two directors to HRG’s Board. The Letter Agreement provides, among other things, Leucadia with certain representation rights on the HRG Board and certain of its Committees, limits the amount of HRG stock Leucadia and its affiliates can acquire, restricts Leucadia and its affiliates’ ability to make certain proposals or solicit proxies and limits Leucadia’s ability to sell its HRG stock to counterparties who hold, or after giving effect to a sale would hold, in excess of 4.9% of HRG’s stock. The terms of the Letter Agreement, including the provisions described above, last until March 18, 2016. In connection with the March 2014 transaction with Leucadia, under the terms of an existing registration rights agreement, the HCP Stockholders transferred a portion of their rights under the registration rights agreement with respect to the shares underlying Leucadia’s Preferred Stock and HRG entered into a Registration Rights Acknowledgment among it, the HCP Stockholders and Leucadia acknowledging such transfer.
On October 7, 2015, FGL, entered into an Engagement Letter with Jefferies LLC (“Jefferies”) pursuant to which Jefferies agreed (on a non-exclusive basis) to provide financial advisory services to FGL in connection with a transaction involving a merger or other similar transaction with respect to at least a majority of the capital stock of FGL. Jefferies is a wholly owned subsidiary of Leucadia, which through subsidiaries beneficially owns more than 10% of HRG’s outstanding shares of common stock. HRG was also a party to the Engagement Letter. Under the Engagement Letter, Jefferies is entitled to receive a fee which represents a percentage of the value of the transaction, plus reimbursement for all reasonable out-of-pocket expenses incurred by Jefferies in connection with their engagement. FGL has also agreed to indemnify Jefferies for certain liabilities in connection with their engagement. HRG is required to reimburse FGL for compensation paid by FGL to Jefferies under certain circumstances. Specifically, if compensation to Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG (and not other stockholders of FGL), HRG will reimburse FGL for the full amount of such compensation. If compensation to Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG and a disposition of not more than 50% of the shares of FGL held by stockholders of FGL other than HRG, HRG will reimburse FGL for its pro rata portion of such compensation (based on its relative number of shares compared to those held by stockholders of FGL other than HRG).
On October 9, 2015, HGI Funding entered into a Stock Purchase Agreement, by and among HGI Funding, HC2 Holdings, Inc. (“HC2”) and the purchasers party thereto, whereby HGI Funding sold its remaining equity interest in HC2 for an aggregate purchase price of $35.1. Jefferies agreed to purchase 1.2 million shares in the transaction at a purchase price of $7.50 per share. In addition, Mr. Falcone purchased 540 thousand shares in the transaction through an HCP fund, at a purchase price of $7.50 per share.

On October 23, 2015, Front Street Cayman sold bonds issued by Phoenix Life Insurance Company and received approximately $14.0 in aggregate proceeds from the sale. Jefferies acted as the principal in the transaction.
FGL has invested in CLO securities issued by Fortress Credit Opportunities III CLO LP (“FCO III”) and also invested in securities issued by Fortress Credit BSL Limited (“Fortress BSL”). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC (“Fortress”), which has acquired interests greater than 10% ownership in HRG as of December 31, 2015. The collateral managers of both FCO III and Fortress BSL are affiliates of funds managed by affiliates of Fortress. Such CLOs had an aggregate total carrying value of $185.9 and $182.6 as of December 31, 2015 and September 30, 2015, respectively and net investment income of $2.0 for the three months ended December 31, 2015 and 2014.

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
The following schedules present the Company’s segment information for the three months ended December 31, 2015 and 2014.

	Three months ended December 31,
	2015	2014
Revenues:
Consumer Products	$1,218.8	$1,067.8
Insurance	(10.0)	34.5
Energy	16.8	34.3
Asset Management	6.0	8.0
Intersegment elimination	(5.4)	(23.8)
Consolidated segment revenues	1,226.2	1,120.8
Corporate and Other	—	21.0
Total revenues	$1,226.2	$1,141.8

Operating income (loss):
Consumer Products	$142.5	$115.6
Insurance	—	5.6
Energy	(64.5)	(195.0)
Asset Management	(9.1)	(1.2)
Intersegment elimination	(19.0)	(16.2)
Total segment operating income (loss)	49.9	(91.2)
Corporate and Other and eliminations	(14.6)	(123.8)
Consolidated operating income (loss)	35.3	(215.0)
Interest expense	(97.5)	(76.4)
Gain on sale of oil and gas properties	105.6	—
Gain upon gaining control of equity method investment	—	141.2
Other income, net	1.1	32.8
Income (loss) from continuing operations before income taxes	44.5	(117.4)
Income tax expense	1.9	6.0
Net income (loss) from continuing operations	42.6	(123.4)
(Loss) income from discontinued operations, net of tax	(35.6)	17.0
Net income (loss)	7.0	(106.4)
Less: Net income attributable to noncontrolling interest	40.9	3.4
Net loss attributable to controlling interest	$(33.9)	$(109.8)

	Three months ended December 31,
Net change in cash due to continuing operating activities	2015	2014
Consumer Products	$(223.2)	$(146.5)
Insurance	(11.8)	1.0
Energy	(8.5)	4.4
Asset Management	(7.9)	(8.1)
Intersegment elimination	46.2	(37.1)
Net change in cash due to segment operating activities	(205.2)	(186.3)
Net change in cash due to corporate and other operating activities	(22.3)	(77.1)
Consolidated change in cash due to continuing operating activities	$(227.5)	$(263.4)

(16) Consolidating Financial Information
The following schedules present the Company’s Condensed Consolidated Balance Sheets information at December 31, 2015 and September 30, 2015, and Condensed Consolidated Statements of Operations information for the three months ended December 31, 2015 and 2014. These schedules present the individual segments of the Company and their contribution to the Condensed Consolidated Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, some of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.
The Corporate and Other column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio and corporate long term debt, and the results of FOH for the three months ended December 31, 2014. The elimination adjustments are for intercompany assets and liabilities, adjustments to align segment accounting policies with the consolidated basis, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

HRG Group, Inc. - Condensed Consolidating Balance Sheets Information

December 31, 2015	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Assets:
Investments	$—	$6.1	$—	$151.0	$—	$—	$(1.5)	$155.6
Investments in subsidiaries and affiliates	—	10.6	—	—	1,964.8	—	(1,975.4)	—
Affiliated loans and receivables	—	22.6	—	1.0	0.3	—	(23.9)	—
Cash and cash equivalents	162.0	32.8	10.1	74.1	297.4	—	—	576.4
Funds withheld receivables	—	1,703.4	—	—	—	—	(39.4)	1,664.0
Receivables, net	599.2	22.9	11.2	1.9	1.6	—	0.1	636.9
Inventories, net	867.7	—	—	—	—	—	—	867.7
Deferred tax assets	9.3	23.4	—	0.1	251.6	—	19.0	303.4
Properties, including oil and natural gas properties, net	504.4	—	157.7	1.0	1.2	—	—	664.3
Goodwill	2,467.4	—	—	10.7	—	—	—	2,478.1
Intangibles	2,445.3	—	—	—	—	—	—	2,445.3
Other assets	110.3	12.4	0.9	1.4	2.2	—	16.4	143.6
Assets of business held for sale	—	—	—	—	—	25,097.5	—	25,097.5
Total assets	$7,165.6	$1,834.2	$179.9	$241.2	$2,519.1	$25,097.5	$(2,004.7)	$35,032.8

Liabilities and Equity:
Insurance reserves	$—	$1,682.4	$—	$—	$—	$—	$144.7	$1,827.1
Debt	4,127.7	—	159.0	43.2	1,706.5	—	249.0	6,285.4
Accounts payable and other current liabilities	757.7	4.2	14.1	4.7	73.0	—	0.4	854.1
Employee benefit obligations	79.9	—	—	—	4.8	—	—	84.7
Deferred tax liabilities	563.1	—	—	—	340.6	—	1.3	905.0
Other liabilities	22.4	6.5	21.5	9.4	3.2	—	9.7	72.7
Affiliated debt and payables	—	0.3	100.0	234.6	—	—	(334.9)	—
Liabilities of business held for sale	—	—	—	—	—	23,630.8	—	23,630.8
Total liabilities	5,550.8	1,693.4	294.6	291.9	2,128.1	23,630.8	70.2	33,659.8
Total stockholders’ equity	909.7	140.8	(114.6)	(53.5)	391.0	1,192.5	(2,074.9)	391.0
Noncontrolling interests	705.1	—	(0.1)	2.8	—	274.2	—	982.0
Total permanent equity	1,614.8	140.8	(114.7)	(50.7)	391.0	1,466.7	(2,074.9)	1,373.0
Total liabilities and equity	$7,165.6	$1,834.2	$179.9	$241.2	$2,519.1	$25,097.5	$(2,004.7)	$35,032.8

September 30, 2015 (As Adjusted)	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Assets:
Investments	$—	$23.7	$—	$223.9	$32.8	$—	$(1.5)	$278.9
Investment in subsidiaries and affiliates	—	10.6	—	—	2,014.7	—	(2,025.3)	—
Affiliated loans and receivables	—	31.1	—	1.1	0.1	—	(32.3)	—
Cash and cash equivalents	247.9	18.0	34.2	94.7	300.4	—	—	695.2
Funds withheld receivables	—	1,743.8	—	—	—	—	(33.7)	1,710.1
Receivables, net	586.6	25.6	19.1	0.7	0.8	—	0.1	632.9
Inventories, net	780.8	—	—	—	—	—	—	780.8
Deferred tax assets	9.3	23.6	—	0.2	3.9	—	14.2	51.2
Properties, including oil and natural gas properties, net	507.1	—	288.9	1.1	1.3	—	—	798.4
Goodwill	2,476.7	—	—	10.7	—	—	—	2,487.4
Intangibles	2,480.3	—	—	—	—	—	—	2,480.3
Other assets	105.1	7.4	1.1	2.1	1.5	—	17.1	134.3
Assets of business held for sale	—	—	—	—	—	24,984.5	—	24,984.5
Total assets	$7,193.8	$1,883.8	$343.3	$334.5	$2,355.5	$24,984.5	$(2,061.4)	$35,034.0

Liabilities and Equity:
Insurance reserves	$—	$1,731.9	$—	$—	$—	$—	$124.1	$1,856.0
Debt	3,905.9	—	325.9	42.9	1,705.1	—	330.7	6,310.5
Accounts payable and other current liabilities	993.0	5.4	33.6	7.7	53.7	—	2.2	1,095.6
Employee benefit obligations	88.1	—	—	—	4.8	—	—	92.9
Deferred tax liabilities	572.6	—	—	—	1.9	—	—	574.5
Other liabilities	27.3	7.1	39.1	10.3	3.3	—	8.4	95.5
Affiliated debt and payables	—	—	102.2	313.1	—	—	(415.3)	—
Liabilities of business held for sale	—	—	—	—	—	23,420.9	—	23,420.9
Total liabilities	5,586.9	1,744.4	500.8	374.0	1,768.8	23,420.9	50.1	33,445.9
Total stockholders’ equity	900.4	139.4	(157.2)	(41.8)	586.7	1,270.7	(2,111.5)	586.7
Noncontrolling interests	706.5	—	(0.3)	2.3	—	292.9	—	1,001.4
Total permanent equity	1,606.9	139.4	(157.5)	(39.5)	586.7	1,563.6	(2,111.5)	1,588.1
Total liabilities and equity	$7,193.8	$1,883.8	$343.3	$334.5	$2,355.5	$24,984.5	$(2,061.4)	$35,034.0

HRG Group, Inc. - Condensed Consolidating Statements of Operations Information

Three months ended December 31, 2015	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Revenues:
Net consumer and other product sales	$1,218.8	$—	$—	$—	$—	$—	$—	$1,218.8
Oil and natural gas	—	—	16.8	—	—	—	—	16.8
Net investment income	—	0.9	—	5.1	—	—	14.3	20.3
Net investment losses	—	(11.7)	—	—	—	—	(20.3)	(32.0)
Insurance and investment product fees and other	—	0.8	—	0.9	—	—	0.6	2.3
Total revenues	1,218.8	(10.0)	16.8	6.0	—	—	(5.4)	1,226.2
Operating costs and expenses:
Cost of consumer products and other goods sold	778.1	—	—	—	—	—	—	778.1
Oil and natural gas direct operating costs	—	—	17.1	—	—	—	—	17.1
Benefits and other changes in policy reserves	—	(12.4)	—	—	—	—	13.2	0.8
Selling, acquisition, operating and general expenses	274.6	2.4	9.8	6.7	14.6	—	—	308.1
Impairments and bad debt expense	—	—	54.4	8.4	—	—	0.4	63.2
Amortization of intangibles	23.6	—	—	—	—	—	—	23.6
Total operating costs and expenses	1,076.3	(10.0)	81.3	15.1	14.6	—	13.6	1,190.9
Operating income (loss)	142.5	—	(64.5)	(9.1)	(14.6)	—	(19.0)	35.3
Equity in net (loss) income of subsidiaries	—	(12.3)	—	—	13.5	—	(1.2)	—
Interest expense	(58.4)	—	(2.3)	—	(35.7)	—	(1.1)	(97.5)
Affiliated interest expense	—	—	(2.3)	(3.1)	—	—	5.4	—
Gain on sale of oil and gas properties	—	—	105.6	—	—	—	—	105.6
Other income, net	(3.5)	—	1.8	0.1	2.9	—	(0.2)	1.1
Income (loss) from continuing operations before income taxes	80.6	(12.3)	38.3	(12.1)	(33.9)	—	(16.1)	44.5
Income tax expense	6.9	(1.3)	—	—	—	—	(3.7)	1.9
Net income (loss) from continuing operations	73.7	(11.0)	38.3	(12.1)	(33.9)	—	(12.4)	42.6
(Loss) income from discontinued operations, net of tax	—	—	—	—	—	(35.6)	—	(35.6)
Net income (loss)	73.7	(11.0)	38.3	(12.1)	(33.9)	(35.6)	(12.4)	7.0
Less: Net income attributable to noncontrolling interest	31.1	—	0.2	0.2	—	9.4	—	40.9
Net loss attributable to controlling interest	$42.6	$(11.0)	$38.1	$(12.3)	$(33.9)	$(45.0)	$(12.4)	$(33.9)

Three months ended December 31, 2014	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Revenues:
Net consumer and other product sales	$1,067.8	$—	$—	$—	$21.0	$—	$—	$1,088.8
Oil and natural gas	—	—	34.3	—	—	—	—	34.3
Net investment income	—	2.9	—	8.0	—	—	13.2	24.1
Net investment losses	—	31.6	—	—	—	—	(38.1)	(6.5)
Insurance and investment product fees and other	—	—	—	—	—	—	1.1	1.1
Total revenues	1,067.8	34.5	34.3	8.0	21.0	—	(23.8)	1,141.8
Operating costs and expenses:
Cost of consumer products and other goods sold	697.6	—	—	—	14.4	—	—	712.0
Oil and natural gas operating costs	—	—	20.5	—	—	—	—	20.5
Benefits and other changes in policy reserves	—	26.4	—	—	—	—	(8.6)	17.8
Selling, acquisition, operating and general expenses	234.1	2.5	18.8	9.6	70.2	—	1.0	336.2
Impairments and bad debt expense	—	—	190.0	(0.4)	60.2	—	—	249.8
Amortization of intangibles	20.5	—	—	—	—	—	—	20.5
Total operating costs and expenses	952.2	28.9	229.3	9.2	144.8	—	(7.6)	1,356.8
Operating income (loss)	115.6	5.6	(195.0)	(1.2)	(123.8)	—	(16.2)	(215.0)
Equity in net loss of subsidiaries	—	(2.9)	—	—	(7.5)	—	10.4	—
Interest expense	(44.4)	—	(2.2)	—	(28.1)	—	(1.7)	(76.4)
Affiliated interest expense	—	—	(2.3)	(1.5)	(1.2)	—	5.0	—
Gain upon gaining control of equity method investment	—	—	141.2	—	—	—	—	141.2
Other income, net	(0.7)	—	18.8	(0.5)	17.4	—	(2.2)	32.8
Income (loss) from continuing operations before income taxes	70.5	2.7	(39.5)	(3.2)	(143.2)	—	(4.7)	(117.4)
Income tax expense	20.5	2.0	—	—	(13.3)	—	(3.2)	6.0
Net income (loss) from continuing operations	50.0	0.7	(39.5)	(3.2)	(129.9)	—	(1.5)	(123.4)
(Loss) income from discontinued operations, net of tax	—	—	—	—	—	17.0	—	17.0
Net income (loss)	50.0	0.7	(39.5)	(3.2)	(129.9)	17.0	(1.5)	(106.4)
Less: Net income attributable to noncontrolling interest	20.8	—	(0.3)	(0.3)	(20.1)	3.3	—	3.4
Net loss attributable to controlling interest	$29.2	$0.7	$(39.2)	$(2.9)	$(109.8)	$13.7	$(1.5)	$(109.8)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of HRG Group, Inc. (“HRG,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”) should be read in conjunction with our unaudited Condensed Consolidated Financial Statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of HRG which was included with our annual report filed on Form 10-K with the Securities and Exchange Commission (the “SEC”) on November 20, 2015 (the “Form 10-K”). Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part II — Other Information” of this report. You should consider our forward-looking statements in light of our unaudited Condensed Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the SEC. In this Quarterly Report on Form 10-Q we refer to the three months ended December 31, 2015 as the “Fiscal 2016 Quarter” and the three months ended December 31, 2014 as the “Fiscal 2015 Quarter”.
HRG Overview
We are a diversified holding company focused on owning businesses that we believe can, in the long term, generate sustainable free cash flows or attractive returns on investments. As of December 31, 2015, our principal operations were conducted through subsidiaries that offer branded consumer products and related businesses (Spectrum Brands Holdings, Inc., “Spectrum Brands”); insurance and reinsurance services (Fidelity & Guaranty Life, “FGL” and Front Street Re (Delaware) Ltd., “Front Street”); financing and asset management services (Salus Capital Partners, LLC, (“Salus”), Energy & Infrastructure Capital, LLC (“EIC”) and CorAmerica Capital, LLC (“CorAmerica”)) and own and operate oil and natural gas properties (HGI Energy Holdings, LLC (“HGI Energy”), the Company’s wholly-owned subsidiary, Compass Production GP, LLC (“Compass GP”), HGI Energy’s wholly-owned subsidiary, and Compass Production Partners, LP, a 99.8% owned subsidiary of Compass GP (together with Compass GP and respective subsidiaries, “Compass”)). We also own 97.9% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate. From time to time, we may manage a portion of our available cash and engage in other activities through our wholly-owned subsidiary, HGI Funding, LLC (“HGI Funding”).
We currently operate in four segments: (i) Consumer Products, which consists of Spectrum Brands; (ii) Insurance, which consists of Front Street; (iii) Energy, which consists of Compass and HGI Energy; and (iv) Asset Management, which includes Salus, EIC and CorAmerica.
Consumer Products Segment
Through Spectrum Brands, we are a diversified global branded consumer products company with positions in seven major product categories: consumer batteries; small appliances; pet supplies; home and garden control products; electric personal care products; hardware and home improvement and global auto care.
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
Insurance Segment
Our Insurance segment has been adjusted to only include Front Street. Through Front Street and its Bermuda and Cayman-based life and annuity reinsurers, we seek to add value for cedants through a combination of experienced leadership and customized solutions.
On November 8, 2015, Anbang Insurance Group Co., Ltd., a joint-stock insurance company established in the People’s Republic of China (“Anbang”), AB Infinity Holding, Inc., a wholly-owned subsidiary of Anbang (“AB Infinity”), and AB Merger Sub, Inc., a wholly-owned subsidiary of AB Infinity (“Merger Sub”), entered into a definitive merger agreement (the “FGL Merger Agreement” and such merger, the “FGL Merger”) to acquire FGL for $26.80 per share. As a result of the FGL Merger Agreement, our investment in FGL has been classified as held for sale on the Condensed Consolidated Balance Sheets and FGL’s operations were classified as discontinued operations on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows and reported separately for all periods presented. Prior to the transaction, FGL was included in our Insurance segment. As a result of classifying FGL as held for sale, all segmented information has been adjusted to exclude FGL from the Insurance segment. See Note 4, Divestitures to the accompanying Condensed Consolidated Financial Statements for additional information.

Energy Segment
The Energy segment represents our 100% ownership of HGI Energy and controlling interest in Compass. Compass is an owner and operator of conventional oil and natural gas properties in East Texas and North Louisiana. Compass seeks to generate stable cash flows over time. Given the inherent decline in the production potential of its existing asset base, Compass’ indebtedness and recent declines in commodity prices, Compass may also pursue a variety of strategies to generate cash flows and reduce its leverage, including pursuing acquisitions, dispositions, other strategic transactions and the issuance of debt and equity securities.
Asset Management Segment
Our Asset Management segment includes the activities of our asset-based lender, Salus, and our asset managers, EIC and CorAmerica.
Through Salus, we are a provider of asset-based loans to the middle market across a variety of industries. During the fiscal year 2015, Salus’ loans were funded through capital commitments from Salus’ equity, funds committed by FGL and Front Street Re (Cayman) Ltd. (“Front Street Cayman”), a wholly-owned subsidiary of Front Street, as participants and funds committed by Salus’ collateralized loan obligation (“CLO”) securitization. As of December 31, 2015, Salus, along with its co-lender Front Street Cayman, have funded loans totaling $196.8 million aggregate principal amount outstanding on a consolidated basis. As of December 31, 2015, $94.4 million of Salus’ loans were non-performing and the loan loss allowance established for these loans was $43.7 million. During the fiscal year 2015, following certain organizational changes at Salus, Salus determined to focus its efforts primarily on monitoring, servicing and collecting its existing loans and not to underwrite any new loans. Salus may, however, pursue other opportunities that it may consider strategically advantageous or complimentary to its efforts to collect its existing loans. It is expected that Salus’ operations will significantly diminish as it collects on the loans in its portfolio.
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

Highlights for the Fiscal 2016 Quarter
Significant Transactions and Activity

•
On November 8, 2015, Anbang entered into the FGL Merger agreement. Pursuant to this agreement, Anbang, through its subsidiaries, will acquire all of the outstanding shares of FGL. Stockholders of FGL will receive $26.80 per share in cash at closing. At the date of the transaction, the Company owned 47 million shares, or 80.4% of FGL.

•
In the Fiscal 2016 Quarter, Compass completed the sale of its Holly, Waskom, and Danville assets (the “Compass Sold Assets”) to Indigo Resources LLC (the “Buyer”) for total cash consideration of $151.7 million, pursuant to the Purchase Agreement entered into with the Buyer as previously announced on October 9, 2015 (the “Compass Asset Sale”). Proceeds were primarily used to reduce Compass’ borrowings under its existing credit facility (the “Compass Credit Agreement”).

•	During the Fiscal 2016 Quarter, Compass reduced its borrowing under the Compass Credit Agreement from $327.0 million to $160.0 million, a reduction of $167.0 million.

•
During the Fiscal 2016 Quarter, our Energy segment recorded impairments to its oil and natural gas properties of $54.4 million based on the ceiling test limitation under the full cost method of accounting. The impairments were primarily due to the decline in oil and natural gas prices.

Key financial highlights

•
Basic and diluted net income from continuing operations attributable to common stockholders for the Fiscal 2016 Quarter was $0.06 per basic and diluted common share attributable to controlling interest, compared to basic and diluted net loss from continuing operations attributable to common stockholders of $0.63 per basic and diluted common share attributable to controlling interest in the Fiscal 2015 Quarter.

•	We ended the quarter with corporate cash and investments of approximately $295.4 million (primarily held at HRG and HGI Funding).

•
Our Consumer Products segment’s operating income for the Fiscal 2016 Quarter increased $26.9 million, or 23.3%, to $142.5 million from $115.6 million for the Fiscal 2015 Quarter. Our Consumer Products segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA - Consumer Products”) increased by $31.3 million, or 17.8%, to $207.1 million versus the Fiscal 2015 Quarter. The increase in operating income and Adjusted EBITDA - Consumer Products was primarily driven by higher profitability in the businesses acquired during the fiscal year 2015: Armored AutoGroup Parent Inc. (“AAG”); IAMS and Eukanuba brands (“European IAMS and Eukanuba”); and Salix Animal Health LLC (“Salix”). Adjusted EBITDA margin represented 17.0% of sales as compared to 16.5% in the Fiscal 2015 Quarter.

•
Our Insurance segment’s operating income decreased $5.6 million for the Fiscal 2016 Quarter compared to $5.6 million for the Fiscal 2015 Quarter. The decline in operating profit was primarily due to fair value movements mismatch between funds withheld receivables and the related insurance reserves.

•
Our Energy segment’s operating loss for the Fiscal 2016 Quarter was $64.5 million compared to $195.0 million in the Fiscal 2015 Quarter. The decrease in operating loss was primarily driven by lower ceiling test impairments recorded in the Fiscal 2016 Quarter, partially offset by decreased revenues as a result of lower oil and natural gas prices. The Energy segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA - Energy”) for the Fiscal 2016 Quarter was $6.3 million, a decrease of $6.6 million from the Fiscal 2015 Quarter. The decrease was primarily attributable to the decrease in average sales prices and volume during the Fiscal 2016 Quarter.

•
Our Asset Management segment recorded an operating loss of $9.1 million for the Fiscal 2016 Quarter compared to $1.2 million for the Fiscal 2015 Quarter. The increase in operating loss was mainly as a result of increases in impairments and bad debt expenses on loans classified as doubtful.

•
During the Fiscal 2016 Quarter, we received cash dividends of approximately $14.8 million from our subsidiaries, including $11.3 million, $3.1 million and $0.4 million from Spectrum Brands, FGL and CorAmerica, respectively, which does not give effect to the net impact from interest payments made by HRG on behalf of our Energy segment with respect to certain intercompany notes issued by HGI Energy.

Results of Operations
Fiscal 2016 Quarter Compared to the Fiscal 2015 Quarter
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter
	2016	2015	Increase / (Decrease)
Revenues:
Consumer Products	$1,218.8	$1,067.8	$151.0
Insurance	(10.0)	34.5	(44.5)
Energy	16.8	34.3	(17.5)
Asset Management	6.0	8.0	(2.0)
Intersegment elimination	(5.4)	(23.8)	18.4
Consolidated segment revenues	1,226.2	1,120.8	105.4
Corporate and Other	—	21.0	(21.0)
Total revenues	$1,226.2	$1,141.8	$84.4
Operating income (loss):
Consumer Products	$142.5	$115.6	$26.9
Insurance	—	5.6	(5.6)
Energy	(64.5)	(195.0)	130.5
Asset Management	(9.1)	(1.2)	(7.9)
Intersegment elimination	(19.0)	(16.2)	(2.8)
Total segment operating income (loss)	49.9	(91.2)	141.1
Corporate and Other and eliminations	(14.6)	(123.8)	109.2
Consolidated operating income (loss)	35.3	(215.0)	250.3
Interest expense	(97.5)	(76.4)	(21.1)
Gain on sale of oil and gas properties	105.6	—	105.6
Gain upon gaining control of equity method investment	—	141.2	(141.2)
Other income, net	1.1	32.8	(31.7)
Income (loss) from continuing operations before income taxes	44.5	(117.4)	161.9
Income tax expense	1.9	6.0	(4.1)
Net income (loss) from continuing operations	42.6	(123.4)	166.0
(Loss) income from discontinued operations, net of tax	(35.6)	17.0	(52.6)
Net income (loss)	7.0	(106.4)	113.4
Less: Net income attributable to noncontrolling interest	40.9	3.4	37.5
Net loss attributable to controlling interest	$(33.9)	$(109.8)	$75.9
Revenues. Revenues for the Fiscal 2016 Quarter increased $84.4 million, or 7.4%, to $1,226.2 million from $1,141.8 million for the Fiscal 2015 Quarter. The increase was primarily due to growth from acquisitions and organic sales from our Consumer Products segment, partially offset by (i) unrealized losses on the funds withheld receivables in the Insurance segment for the Fiscal 2016 Quarter; (ii) negative impact of foreign exchange in the Consumer Product segment; and (iii) lower sales in the Energy segment as a result of the decrease in oil and natural gas prices.
Consolidated operating income (loss). Consolidated operating income for the Fiscal 2016 Quarter increased $250.3 million, or 116.4%, to $35.3 million from an operating loss of $215.0 million for the Fiscal 2015 Quarter. The increase was primarily due to increased profitability in our Consumer Product segment as a result of acquisitions and lower ceiling test impairments in the Energy segment.
Interest Expense. Interest expense increased $21.1 million to $97.5 million for the Fiscal 2016 Quarter from $76.4 million for the Fiscal 2015 Quarter. The increase was primarily due to higher overall debt levels in the Consumer Products segment and Corporate and Other segment.
Gain on sale of oil and gas properties. The Compass Asset Sale resulted in a gain on sale of oil and gas properties of $105.6 million for the Fiscal 2016 Quarter.

Gain upon gaining control of equity method investment. The remeasurement to fair value of our holdings in Compass, triggered by our acquisition of the approximately 25.5% remaining interest we did not already hold in Compass during the Fiscal 2015 Quarter, resulted in a gain of $141.2 million.
Other income, net. Other income decreased $31.7 million to $1.1 million for the Fiscal 2016 Quarter from $32.8 million for the Fiscal 2015 Quarter. The decrease was primarily due to a decrease in gains on oil and natural gas derivatives as a result of lower volume of oil production hedged and a decrease in unrealized gains on the investment in HC2 Holdings Inc. as compared to the Fiscal 2015 Quarter.
Income Taxes. For the Fiscal 2016 Quarter, our effective tax rate of 4.3% differed from the expected U.S. statutory tax rate of 35% and was impacted by the expected utilization of a portion of Spectrum Brand’s U.S. net operating losses that were previously recorded with valuation allowance against Spectrum Brand’s current year earnings and recognition of tax benefits on a portion of current year losses from our Energy and Corporate and Other segments in the U.S. The Company determined that a portion of the current year losses related to our Energy and Corporate and Other segments are more-likely-than-not to be realized based on the expected taxable gain from the FGL Merger.
For the Fiscal 2015 Quarter, our effective tax rate of (5.1)% differed from the expected U.S. statutory tax rate of 35% and was impacted by pretax losses including significant impairment losses in our Energy and Asset Management segments in the U.S. and certain pretax losses from foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not to be realized, resulting in the recording of valuation allowances. The Fiscal 2015 Quarter included recognition of a nonrecurring net income tax benefit of $12.3 million attributable to the tax impact related to the impairment of certain Frederick’s of Hollywood Inc. (“FOH”) indefinite lived intangible assets. Due to the indefinite life of these assets for book purposes, the related deferred tax liability was not regarded as a source of taxable income to support the realization of deferred tax assets. Consequently, the impairment recorded resulted in a reduction to the deferred tax liability previously recorded.
The majority of net operating loss (“NOL”), capital loss and tax credit carryforwards of HRG and Spectrum Brands have historically been subject to valuation allowances, as we concluded that all or a portion of the related tax benefits are not more-likely-than-not to be realized. Utilization of a portion of the NOL, capital loss and tax credit carryforwards of HRG and Spectrum Brands are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations resulted from ownership changes of more than 50 percentage points over a three-year period. The consummation of the FGL Merger is expected to result in the reversal of a significant portion of our valuation allowance previously recorded against tax attribute carryforwards that are expected to be realized against the taxable gain.
(Loss) income from discontinued operations, net of tax. Discontinued operations include FGL’s results from operations that were previously reported in the Insurance segment. Net loss from discontinued operations, net of tax for the Fiscal 2016 Quarter was $35.6 million, a decrease from a net income of $17.0 million for the Fiscal 2015 Quarter. The $52.6 million decrease in net income was driven by a $90.9 million net income tax expense related to the establishment of a deferred tax liability of $338.6 million as a result of classifying our investment in FGL as held for sale, partially offset by a $247.7 million reduction of valuation allowance on HRG’s net operating and capital loss carryforwards expected to offset the FGL taxable gain.
The decrease in income from discontinued operations was partially offset by an increase in net income from FGL of $38.3 million. The increase in FGL’s net income was primarily driven by (i) higher net investment income of $13.8 million recorded by FGL as a result of higher average assets under management and increased net investment spread; and (ii) a decrease in benefits and other changes in policy reserves of $42.8 million mainly as a result of a decrease in index credits. The decrease in index credits was primarily due to the decline in equity markets during the Fiscal 2016 Quarter, which negatively impacted call options and futures funding the underlying index credits. Offsetting these increases to FGL’s net income was an increase in the amortization of intangibles of $24.9 million due to higher gross margins that were driven by the higher net investment income, as well as a decrease in fixed index annuity present value of future credits and guarantee liability period over period.
Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the noncontrolling interest. Such amount varies in relation to such subsidiary’s net income or loss for the period and the percentage interest not owned by HRG.

Consumer Products Segment
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the periods (in millions):

	Fiscal Quarter
	2016	2015	Increase / (Decrease)
Net consumer and other product sales	$1,218.8	$1,067.8	$151.0
Cost of consumer products and other goods sold	778.1	697.6	80.5
Consumer products segment gross profit	440.7	370.2	70.5
Selling, acquisition, operating and general expenses	274.6	234.1	40.5
Amortization of intangibles	23.6	20.5	3.1
Operating income - Consumer Products segment	$142.5	$115.6	$26.9
Revenues. Net consumer products sales for the Fiscal 2016 Quarter increased $151.0 million, or 14.1%, to $1,218.8 million from $1,067.8 million for the Fiscal 2015 Quarter. The increase in net consumer product sales in the Fiscal 2016 Quarter was primarily due to the impact of the acquisitions of AAG, European IAMS and Eukanuba and Salix that accounted for $144.9 million, as well as growth in sales in the global pet supplies, consumer batteries, home and garden control products, personal care products, and hardware and home improvement products lines. These increases were partially offset by the negative impact of foreign exchange of $61.4 million and a decrease in small appliances sales.
Global pet supplies sales grew by $15.5 million on a constant currency basis driven by increases in companion animal and aquatic sales in addition to a $71.2 million increase in sales due to the acquisitions of European IAMS and Eukanuba and Salix. The improvement in consumer batteries revenues was primarily driven by a $35.9 million increase in alkaline batteries sales across North America and Europe. Hardware and home improvement products sales grew by $16.2 million mainly as a result of increase in sales for security and plumbing products in domestic sales from new product initiatives and increased sales volumes with retail and non-retail customers, which was partially offset by a reduction in sales for the planned exit of unprofitable businesses and expiration of a customer tolling agreement. Personal care products revenues increased by $12.3 million mainly due to expansion with new retail customers and increased promotional volumes. Home and garden control products sales also increased by $8.2 million primarily driven by warmer weather extending the outdoor season compounded with seasonal inventory sales to retailers earlier than in the prior year. The decrease in small appliances sales of $20.6 million was mainly driven by a decline in North America sales due to softer volumes within the product category and increased competitor discounting during the holiday season.
The following table details the principal components of the change in the Consumer Products segment net sales from the Fiscal 2015 Quarter to the Fiscal 2016 Quarter (in millions):

Net Sales
Fiscal 2015 Quarter Net consumer and other product sales	$1,067.8
Increase in global pet supplies	86.7
Increase in global auto care	73.7
Increase in consumer batteries	35.9
Increase in hardware and home improvement products	16.2
Increase in personal care products	12.3
Increase in home and garden control products	8.2
Decrease in small appliances	(20.6)
Foreign currency impact, net	(61.4)
Fiscal 2016 Quarter Net consumer and other product sales	$1,218.8

Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal Quarter
Product line net sales	2016	2015	Increase / (Decrease)
Hardware and home improvement products	$282.7	$271.2	$11.5
Consumer batteries	252.6	240.2	12.4
Global pet supplies	203.4	120.6	82.8
Small appliances	189.9	223.8	(33.9)
Personal care products	168.8	172.5	(3.7)
Global auto care	73.7	—	73.7
Home and garden control products	47.7	39.5	8.2
Total net sales to external customers	$1,218.8	$1,067.8	$151.0
Cost of consumer products and other goods sold / Consumer products segment gross profit. Consumer products segment gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2016 Quarter was $440.7 million compared to $370.2 million for the Fiscal 2015 Quarter. Gross profit margin for the Fiscal 2016 Quarter increased to 36.2% from 34.7% in the Fiscal 2015 Quarter primarily due to the margins contributed by the acquisition of AAG and a shift towards higher margin sales and continuing cost improvements.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased by $40.5 million, or 17.3%, to $274.6 million for the Fiscal 2016 Quarter, from $234.1 million for the Fiscal 2015 Quarter. The $27.3 million increase in selling expenses and $14.9 million increase in general and administrative expenses was mainly driven by the operations of AAG, European IAMS and Eukanuba and Salix coupled with increases in share-based compensation, partially offset by a decrease in restructuring and related charges related to business rationalization initiatives.
Amortization of intangibles. For the Fiscal 2016 Quarter, amortization of intangibles increased to $23.6 million from $20.5 million for the Fiscal 2015 Quarter. The increase was as a result of the additional definite lived intangible assets acquired during the 2015 fiscal year.

Insurance Segment
Presented below is a table that summarizes the results of operations of our Insurance segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter
	2016	2015	Increase / (Decrease)
Insurance segment revenues	$(10.0)	$34.5	$(44.5)

Benefits and other changes in policy reserves	(12.4)	26.4	(38.8)
Selling, acquisition, operating and general expenses	2.4	2.5	(0.1)
Total Insurance segment operating costs and expenses	(10.0)	28.9	(38.9)
Operating income - Insurance segment	$—	$5.6	$(5.6)
For segment reporting purposes, at the inception date of the reinsurance transactions, Front Street elected to apply the fair value option to account for its funds withheld receivables, non-funds withheld assets and future policyholder benefits reserves related to its assumed reinsurance. For consolidated reporting, the results from Front Street’s assumed reinsurance business with FGL is reported on FGL’s historical basis. Upon completion of the FGL Merger, our consolidated results will reflect all reinsurance business on the fair value option.
Insurance segment revenues. For the Fiscal 2016 Quarter, Insurance segment revenues decreased $44.5 million to a loss of $10.0 million from a gain of $34.5 million for the Fiscal 2015 Quarter. The decrease in Insurance segment revenues was primarily due to unrealized losses on the underlying fixed maturity debt securities included in the funds withheld receivables during the Fiscal 2016 Quarter. These unrealized losses were due to market conditions with increasing risk-free rates and widening credit spreads resulting in generally lower valuations of the fixed maturity debt securities, primarily in the finance and energy, mining and metals sectors.
Benefits and other changes in policy reserves. For the Fiscal 2016 Quarter, benefits and other changes in policy reserves decreased $38.8 million, or 147.0%, to a benefit of $12.4 million, from an expense of $26.4 million for the Fiscal 2015 Quarter. The decrease was primarily due to an increase in the insurance liability discount rate. As of December 31, 2015, Front Street began discounting the liability cash flows by using the market yields on the underlying assets backing the liabilities less the non-performance spread to reflect uncertainty. In prior periods, the discount rate was based on risk-free rates plus non-performance spreads less a risk margin.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses of the Insurance segment decreased slightly to $2.4 million for the Fiscal 2016 Quarter as compared to $2.5 million for the Fiscal 2015 Quarter.

Energy Segment
Prior to October 31, 2014, the operating results of Compass represented our 74.4% proportionate interest. Operating results after October 31, 2014 represent 100.0% of Compass’ consolidated results. Presented below is a table that summarizes the results of operations of our Energy segment and compares the amount of change between the respective fiscal periods (in millions):

	Fiscal Quarter
	2016	2015	Increase / (Decrease)
Oil and natural gas revenues	$16.8	$34.3	$(17.5)
Oil and natural gas direct operating costs	17.1	20.5	(3.4)
Oil and natural gas operating margin	(0.3)	13.8	(14.1)
Selling, acquisition, operating and general expenses	9.8	18.8	(9.0)
Impairment of oil and natural gas properties	54.4	190.0	(135.6)
Operating loss - Energy segment	$(64.5)	$(195.0)	$130.5
Oil and natural gas production, revenues. Oil and natural gas revenues for the Fiscal 2016 Quarter decreased $17.5 million, or 51.0%, to $16.8 million compared with $34.3 million for the Fiscal 2015 Quarter. The decrease was primarily due to lower prices of oil, natural gas and natural gas liquids and natural production declines coupled with the effect of the Compass Asset Sale.
Direct operating costs and expenses. The Energy segment’s oil and natural gas direct operating costs and expenses for the Fiscal 2016 Quarter were $17.1 million, a decrease of $3.4 million from $20.5 million for the Fiscal 2015 Quarter. This decrease was mainly as a result of the Compass Asset Sale.
Direct operating costs and expenses for the Fiscal 2016 Quarter and the Fiscal 2015 Quarter are presented as follows (in millions):

	Fiscal Quarter
	2016	2015	Increase /(Decrease)
Oil and natural gas operating costs	$10.7	$13.2	$(2.5)
Gathering and transportation costs	3.3	4.0	(0.7)
Production and ad valorem taxes	3.1	3.3	(0.2)
Total direct operating costs	$17.1	$20.5	$(3.4)
Selling, acquisition, operating and general expenses. The Energy segment’s selling, acquisition, operating and general expenses for the Fiscal 2016 Quarter decreased $9.0 million, or 47.9%, to $9.8 million compared with $18.8 million for the Fiscal 2015 Quarter. The decrease was primarily due to a decrease in depletion expense of $7.3 million, which was mainly as a result of the Compass Asset Sale.
Impairment of oil and natural gas properties. The Energy segment recognized ceiling test impairments to its proved oil and natural gas properties of $54.4 million for the Fiscal 2016 Quarter. The impairment was due to the continued decline in oil and natural gas prices. The Energy segment recognized a ceiling test impairment of $190.0 million for the Fiscal 2015 Quarter primarily due to differences in the oil and natural gas prices utilized in the purchase price allocation at the formation of Compass and the prices used in the ceiling test calculation, as well as the acquisition of EXCO Resources, Inc.’s (“EXCO”) remaining 25.5% interest in Compass. See Note 2, Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements to the accompanying Condensed Consolidated Financial Statements for additional information regarding the ceiling test impairments.

Summary of key financial and production data
A summary of key financial and production data for the Fiscal 2016 Quarter and the Fiscal 2015 Quarter related to the results of operations of Compass is presented below.

	Fiscal Quarter
(dollars in millions, except per unit prices)	2016	2015	Increase / (Decrease)
Production:
Oil (Mbbls)	106	124	(18)
Natural gas liquids (Mbbls)	129	153	(24)
Natural gas (Mmcf)	5,115	6,114	(999)
Total production (Mmcfe) (1)	6,525	7,776	(1,251)
Average daily production (Mmcfe)	71	85	(14)
Revenues before derivative financial instrument activities:
Oil	$4.2	$8.2	(4.0)
Natural gas liquids	2.2	4.4	(2.2)
Natural gas	10.3	21.7	(11.4)
Total revenues	$16.7	$34.3	$(17.6)
Oil and natural gas derivative financial instruments:
Gain on derivative financial instruments	$1.7	$18.7	$(17.0)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$39.95	$65.67	$(25.72)
Natural gas liquids (per Bbl)	17.39	28.95	(11.56)
Natural gas (per Mcf)	2.01	3.55	(1.54)
Natural gas equivalent (per Mcfe)	2.57	4.41	(1.84)
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$1.63	$1.69	$(0.06)
Production and ad valorem taxes	0.47	0.42	0.05
Gathering and transportation	0.50	0.51	(0.01)
Depletion	0.88	1.67	(0.79)
Depreciation and amortization	0.11	0.07	0.04
General and administrative	0.41	0.60	(0.19)
Interest expense	0.70	0.58	0.12

(1)	Mmcfe is calculated by converting one barrel of oil or natural gas liquids into six Mcf of natural gas.

Asset Management Segment
Presented below is a table that summarizes the results of operations of our Asset Management segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter
	2016	2015	Increase / (Decrease)
Asset Management segment revenues	$6.0	$8.0	$(2.0)
Asset Management segment operating costs and expenses	15.1	9.2	5.9
Operating loss - Asset Management segment	$(9.1)	$(1.2)	$(7.9)
Asset Management segment revenues. Revenues for the Fiscal 2016 Quarter decreased $2.0 million to $6.0 million compared to $8.0 million in the Fiscal 2015 Quarter. The decrease was primarily driven by $4.8 million lower revenue generated by Salus due to the continued decline in average asset-based loans outstanding as a result of paydowns on existing loans and lack of originations of new loans during the Fiscal 2016 Quarter. Partially offsetting this decrease was a $2.7 million increase in asset management revenues from CorAmerica and EIC driven by new loan originations.
Asset Management segment operating costs and expenses. Operating expenses for the Fiscal 2016 Quarter increased $5.9 million to $15.1 million from $9.2 million for the Fiscal 2015 Quarter. The increase in operating expenses was primarily due to an increase in impairments and bad debt expense of $8.4 million on three loans in the Fiscal 2016 Quarter. Excluding the impact of impairments and bad debt expense from both periods, the operating expenses decreased $2.4 million in the Fiscal 2016 Quarter compared to the Fiscal 2015 Quarter reflecting a reduction in operating expenses at Salus.

Corporate and Other Segment
Presented below is a table that summarizes the results of operations of our Corporate and Other segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter
	2016	2015	Increase / (Decrease)
Net consumer and other product sales	$—	$21.0	$(21.0)
Cost of consumer products and other goods sold	—	14.4	(14.4)
Corporate and Other gross profit	—	6.6	(6.6)
Selling, acquisition, operating and general expenses	14.6	70.2	(55.6)
Impairments of goodwill and intangibles	—	60.2	(60.2)
Operating loss - Corporate and Other segment	$(14.6)	$(123.8)	$109.2
Net consumer and other product sales. Net consumer and other product sales for the Fiscal 2015 Quarter represents sales from FOH which was deconsolidated in the third quarter of fiscal 2015 following FOH’s declaration of bankruptcy in May 2015.
Cost of consumer products and other goods sold / Corporate and Other gross profit. Corporate and Other gross profit for the Fiscal 2015 Quarter represents FOH sales less consumer products cost of goods sold for the Fiscal 2016 Quarter.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses decreased $55.6 million to $14.6 million for the Fiscal 2016 Quarter from $70.2 million for the Fiscal 2015 Quarter. The $55.6 million decrease in corporate expenses for the Fiscal 2016 Quarter when compared to the Fiscal 2015 Quarter was primarily due to $33.2 million of severance costs associated with the departure of Company’s former Chief Executive Officer (“CEO”) and $9.3 million of selling, operating and general expenses associated with FOH during the Fiscal 2015 Quarter, as well as lower stock based compensation, acquisition and integration costs, and legal expenses for the Fiscal 2016 Quarter when compared to the Fiscal 2015 Quarter.
Impairments of goodwill and intangibles. Impairments of goodwill and intangibles of $60.2 million were recognized in the Fiscal 2015 Quarter. The impairments were due to a change in view of the strategic direction of FOH following the departure of the Company’s former CEO during the first fiscal quarter of 2015, which triggered goodwill and intangibles impairment tests. The tests resulted in total impairments of $60.2 million to goodwill and intangible assets.

Non-GAAP Measures
We believe that certain financial measures that are not prescribed by generally accepted accounting principles (“GAAP”) may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted EBITDA is a non-GAAP financial measure used in our Consumer Products and Energy segments and one of the measures used for determining Spectrum Brands and Compass’ debt covenant compliance.
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) represent net income adjusted to exclude interest expense, income taxes and depreciation, depletion and amortization. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period and other non-recurring operating items, such as accretion of discount on asset retirement obligations, non-cash changes in the fair value of derivatives, non-cash write-downs of assets, gains or losses on disposal of assets and stock-based compensation. Adjusted EBITDA is a metric used by management and frequently used by the financial community and provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt. Computations of EBITDA and Adjusted EBITDA may differ from computations of similarly titled measures of other companies due to differences in the inclusion or exclusion of items in our computations as compared to those of others.
While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace the Company’s GAAP financial results. EBITDA and Adjusted EBITDA are measures that are not prescribed by U.S. GAAP. EBITDA and Adjusted EBITDA exclude changes in working capital, capital expenditures and other items that are set forth on a cash flow statement presentation of a company’s operating, investing and financing activities. As such, we encourage investors not to use these measures as substitutes for the determination of net income, net cash provided by operating activities or other similar GAAP measures.

Adjusted EBITDA — Consumer Products
The table below shows the adjustments made to the reported net income of the Consumer Products segment to calculate its Adjusted EBITDA (in millions):

	Fiscal Quarter
Reconciliation to reported net income:	2016	2015	Increase / (Decrease)
Reported net income - Consumer Products segment	$73.7	$50.0	$23.7
Add back:
Interest expense	58.4	44.4	14.0
Income tax expense	6.9	20.5	(13.6)
Depreciation and amortization, net of accelerated depreciation
Depreciation of properties	23.0	18.6	4.4
Amortization of intangibles	23.6	20.5	3.1
EBITDA - Consumer Products segment	185.6	154.0	31.6
Stock-based compensation	10.1	5.4	4.7
Restructuring and related charges	1.2	7.4	(6.2)
Acquisition and integration related charges	9.9	8.1	1.8
Other	0.3	0.9	(0.6)
Adjusted EBITDA - Consumer Products segment	$207.1	$175.8	$31.3
Our Consumer Products segment’s Adjusted EBITDA increased $31.3 million to $207.1 million as compared to $175.8 million in the Fiscal 2015 Quarter driven by $19.2 million attributable to AAG’s operations coupled with increased profitability in the global pet supplies line as a result of the acquisitions of European IAMS and Eukanuba and Salix that accounted for $5.7 million and $4.6 million, respectively of the increase in Adjusted EBITDA. Adjusted EBITDA margin represented 17.0% of sales as compared to 16.5% in the Fiscal 2015 Quarter.
Adjusted EBITDA — Energy
The table below shows the adjustments made to the reported net income (loss) of the Energy segment to calculate its Adjusted EBITDA - Energy (in millions):

	Fiscal Quarter
Reconciliation to reported net income (loss):	2016	2015	Increase / (Decrease)
Reported net income (loss) - Energy segment	$38.3	$(39.5)	$77.8
Interest expense	4.6	4.5	0.1
Depreciation, amortization and depletion	6.5	13.5	(7.0)
EBITDA - Energy segment	49.4	(21.5)	70.9
Accretion of discount on asset retirement obligations	0.6	0.6	—
Impairments and bad debt expense	54.4	190.0	(135.6)
Gain on sale of oil and gas properties	(105.6)	—	(105.6)
Gain on remeasurement of investment to fair value	—	(141.2)	141.2
Non-recurring other operating items	1.0	1.0	—
Gain on derivative financial instruments	(1.8)	(18.7)	16.9
Cash settlements on derivative financial instruments	8.3	2.4	5.9
Stock based compensation expense	—	0.3	(0.3)
Adjusted EBITDA - Energy segment	$6.3	$12.9	$(6.6)
The Adjusted EBITDA-Energy for the Fiscal 2016 Quarter was $6.3 million, a decrease of $6.6 million from the Fiscal 2015 Quarter. The decrease was primarily attributable to the decline in average sales price for oil and natural gas during the Fiscal 2016 Quarter coupled with natural production declines.

Liquidity and Capital Resources
HRG
HRG is a holding company and its liquidity needs are primarily for interest payments on the 7.875% Senior Secured Notes due 2019 (the “7.875% Notes”) and the 7.75% Senior Notes due 2022 (the “7.75% Notes”) (approximately $137.1 million per year), professional fees (including advisory services, legal and accounting fees), executive bonuses, salaries and benefits, office rent, pension expense, insurance costs and funding certain requirements of our insurance and other subsidiaries. In the past, HRG has also elected to contribute the capital to HGI Energy for it to pay the interest on the Affiliate Notes (as defined below) of approximately $9.0 million per year. HRG’s current source of liquidity is its cash, cash equivalents and investments, and distributions from our subsidiaries.
During the Fiscal 2016 Quarter, we received cash dividends of $14.8 million from our subsidiaries, including $11.3 million, $3.1 million and $0.4 million from Spectrum Brands, FGL and CorAmerica, respectively. During Fiscal 2016, we expect to receive approximately $57.0 million of dividends from our subsidiaries’ distributable earnings (inclusive of the $14.8 million already received during the Fiscal 2016 Quarter).
The ability of HRG’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained in such subsidiary’s financing agreements, availability of sufficient funds in such subsidiary, applicable state laws and regulatory restrictions and the approval of such payment by such subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors such subsidiary’s board of directors considers relevant including, in the case of FGL, target capital ratios and ratio levels anticipated by regulatory agencies to maintain or improve current ratings (see “FGL” below for more detail). In addition, while the FGL Merger Agreement permits FGL to pay out a regular quarterly cash dividend on its common stock in an amount not in excess of $0.065 per share, per quarter, FGL may not pay any other dividends without the consent of Anbang. In addition, if the FGL Merger is consummated, while we will receive the proceeds from the sale of our shares of FGL common stock, we will no longer receive dividends from FGL. Furthermore, one or more of our subsidiaries may issue, repurchase, retire or refinance, as applicable, their debt and/or equity securities for a variety of purposes, including in order to, in the future, grow their business, pursue acquisition activities and/or manage their liquidity needs. Any such issuance may limit such subsidiary’s ability to make upstream cash distributions.
HRG’s liquidity may also be impacted by the capital needs of HRG’s current and future subsidiaries and the ability of our subsidiaries to remain in compliance with the covenants governing their indebtedness. Such entities may require additional capital to acquire other business, maintain or grow their businesses, make payments on, or remain in compliance with the covenants governing their indebtedness, and/or make upstream cash distributions to HRG. For example, and as discussed further before, Compass may require additional capital if current period earnings and cash on hand at Compass are not sufficient to reduce debt levels and remain compliant with applicable covenant in Compass’ financing agreement. As another example, Front Street, has required, and may in the future require, additional capital in order to operate its business, engage in reinsurance transactions, and/or to meet regulatory or other applicable capital requirements. Similarly, Salus, has required, and may in the future require, additional capital in order to operate its business and execute on its strategy to collect its existing loans and not underwrite any additional loans.
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. At December 31, 2015, HRG’s corporate cash, cash equivalents and investments were $295.4 million.
We expect such dividends along with our cash on hand, cash equivalents and investments to exceed our expected cash requirements and to satisfy our interest obligations, and general administrative expenses for at least the next twelve months. Depending on a variety of factors, including general state of capital markets, oil and gas commodity prices, operating needs or business strategies, HRG and its subsidiaries may or may be required to raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or on terms satisfactory to HRG. We seek to service any such new additional debt through increasing the dividends we receive or disposing certain of our holdings, but there can be no assurance that we will be able to do so. We may also seek to repurchase, retire or refinance, as applicable, all or a portion of, our 7.875% Notes, the 7.75% Notes, or common stock through open market purchases, tender offers, negotiated transactions or otherwise.
As discussed in Note 9, Debt to the Company’s Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements, on November 13, 2015, Compass entered into an amendment to the terms of the Compass Credit Agreement. Concurrently with such amendment, HRG’s wholly-owned subsidiary, HGI Funding, LLC (“HGI Funding”), amended its guarantee in order to continue to provide a guarantee (the “Initial Guarantee”) of a limited portion of the debt under the Compass Credit Agreement until the date of Compass’ next borrowing base redetermination (expected to be on or about June 1, 2016) and committed to make a debt or equity contribution to Compass on the date of such redetermination in an amount to be determined based on the amount of the borrowing base at such time. HGI Funding’s aggregate obligations in connection with the Initial Guarantee through the June 2016 borrowing base redetermination date are not to exceed $30.0 million. The guarantee was also amended to provide that HGI Funding may elect to guaranty an additional portion of the debt under the Compass Credit Agreement (the “Optional Guarantee”) in order to cure defaults under the Consolidated Leverage Ratio on any test date through September 30, 2016. HGI Funding will be required to make a debt or equity contribution to Compass in the amount of the Optional Guarantee (if any) within eleven business days of the delivery of Compass’ compliance certificate under the Compass Credit Agreement for the period ending September 30, 2016. The Secured Amount is secured by a pledge of assets chosen by the Company that may consist of a combination of cash and marketable securities with a determined value equal to the maximum Secured Amount then applicable. In measuring the determined value of the pledged assets, cash is valued at 100.0% and marketable securities are valued at 33.3% of fair market value thereafter (measured as the 20 day average close price of such marketable securities). As of December 31, 2015, HGI Funding had no amounts in the Optional Guarantee. As of December 31, 2015, $160.0 million was drawn under Compass Credit Agreement.
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

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due during the remainder of fiscal year 2016 through a combination of cash on hand ($162.0 million at December 31, 2015), cash flows from operations and $270.0 million available borrowings under the asset based lending revolving credit facility (the “Revolver Facility”). Spectrum Brands expects its capital expenditures for fiscal year 2016 will be approximately $110.0 million to $120.0 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under Spectrum Brands’ debt agreements, including the Revolver Facility, will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.
During the full fiscal year 2016, Spectrum Brands expects to generate between $75.0 million and $125.0 million of foreign cash that it anticipates will be repatriated for general corporate purposes.
From time to time we or Spectrum Brands may purchase outstanding securities of Spectrum Brands or its subsidiaries, in the open market or otherwise.

Front Street
Funds withheld receivables
Front Street Cayman has entered into various reinsurance agreements on a funds withheld basis, meaning that funds are withheld by the ceding company, from the coinsurance premium owed to Front Street Cayman as collateral for Front Street Cayman’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership for the ceding company. Front Street Cayman’s investment portfolio underlying the funds withheld assets includes fixed maturities and short-term investments that are recorded at fair value, and other invested assets. The carrying values of the investments underlying the funds withheld receivables at December 31, 2015 and September 30, 2015 were as follows (in millions):

	December 31, 2015		September 30, 2015
Asset Class	Fair Value	Percent	Fair Value	Percent
Corporates	$1,066.5	67.2%	$1,083.0	66.1%
Asset/Mortgage-backed securities	372.5	23.5%	395.1	24.1%
Municipals	86.4	5.4%	100.9	6.2%
Preferred stock	39.9	2.5%	39.3	2.4%
Agency bonds	11.3	0.7%	11.4	0.7%
Government bonds	11.1	0.7%	8.4	0.5%
Total fixed maturity securities	1,587.7	100.0%	1,638.1	100.0%
Accrued interest	19.4		20.5
Net cash, receivables (payables)	39.6		41.1
Policy loans and other	17.3		10.4
Total investments	$1,664.0		$1,710.1
The decrease in the fair value of the funds withheld receivables at December 31, 2015 compared to September 30, 2015 was primarily related to unrealized losses on the underlying debt securities included in the funds withheld receivables during the Fiscal 2016 Quarter influenced by market conditions with widening credit spreads resulting in generally lower valuations of these fixed maturity securities.
The table below summarizes Front Street’s funds withheld receivables rated by established nationally recognized statistical rating organizations in percentage terms at December 31, 2015 and September 30, 2015 (by credit rating, in millions):

	December 31, 2015		September 30, 2015
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$105.5	6.6%	$113.8	6.9%
AA	173.5	10.9%	176.4	10.8%
A	258.1	16.3%	267.5	16.3%
BBB	565.1	35.6%	563.7	34.4%
BB	201.1	12.7%	202.3	12.4%
B and below	268.8	16.9%	295.2	18.0%
Not rated	15.6	1.0%	19.2	1.2%
Total	$1,587.7	100.0%	$1,638.1	100.0%
Salus
Asset-based loans
The Company’s portfolio of asset-based loans receivable, originated by Salus and its co-lender Front Street, are included in “Investments” in the Condensed Consolidated Balance Sheets as of December 31, 2015 and September 30, 2015. See Note 5, Investments, to our Condensed Consolidated Financial Statements for the composition of the asset-based loans portfolio by industry sector, as well as discussion and information regarding the credit quality indicators.

HGI Energy
Cash flows from operations are the principal sources of cash to meet Compass’ obligations, including interest payments under the Compass Credit Agreement, and to pay dividends (if any) to HGI Energy, HRG’s wholly-owned subsidiary that directly holds HRG’s interest in Compass. Compass’ budgeted capital expenditure program for the fiscal year 2016 is primarily focused on recompletion projects in North Louisiana and the Permian Basin. Compass’ program attempts to target projects expected to have high probability of success and can provide acceptable rates of return in the current commodity price environment. Other potential sources of cash include borrowings under the Compass Credit Agreement, sales of assets and issuance of debt and/or equity in the future.
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
The borrowing base under the Compass Credit Agreement is redetermined semi-annually, with Compass and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. If redeterminations in future periods result in significant reductions of the borrowing base, this would adversely impact Compass’ liquidity and Compass may have to seek alternative sources of capital which may not be available on favorable terms, or at all, in which case such event could constitute an event of default under the Compass Credit Agreement. In addition, the terms of Compass’ indebtedness and recent declines in oil and gas prices may continue to adversely affect Compass’ cash flow, may further limit Compass’ business operations, may prevent Compass from remaining in compliance with the covenants in its credit facility agreement, and/or further limit Compass’ ability to pay distributions to us. Compass may also require additional equity infusions or other support in the near or long term future. In November 2015, HGI Funding provided a limited guaranty with respect to a portion of Compass’ indebtedness. HGI Funding’s limited guaranty may not be sufficient credit support for the operations of Compass, to maintain Compass’ compliance with the covenants in its credit facility agreement and/or HGI Funding may decide to withdraw (to the extent it may do so under the guaranty documents) or not to provide any other forms of credit support to Compass in the future.
See Note 9, Debt to the Company’s Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements, for a description of the amendment and consent that Compass received from its lenders under the Compass Credit Agreement on November 13, 2015 and December 23, 2015, respectively. As noted above, HRG’s and Compass’ liquidity may also be impacted by Compass’ capital needs and the ability of Compass to remain in compliance with the covenants governing its indebtedness.
As of December 31, 2015, $160.0 million was drawn under Compass Credit Agreement. The Compass Credit Agreement matures on February 14, 2018.
In addition to the borrowings under the Compass Credit Agreement, HGI Energy has indebtedness of an aggregate of $100.0 million under notes issued by HGI Energy to FGL and Front Street, which are subsidiaries of HRG (the “Affiliate Notes”). In the past, HRG has elected to contribute the capital to HGI Energy for it to pay the interest on the Affiliate Notes. During the Fiscal 2016 Quarter, HRG funded $4.5 million of interest payments on the Affiliate Notes. As of the date of this report, HGI Energy was in compliance with covenants under the Affiliate Notes. Such covenants include limitations to restricted payments, including dividends to the holding company, incurrence of indebtedness and issuance of preferred stock, asset sales, transactions with affiliates, creation of liens, organizational existence, limits on mergers and consolidation and limits on sale and leaseback transactions.
The following table presents Compass’ liquidity and financial position as of December 31, 2015 (in millions):

December 31, 2015
Borrowings under the Compass Credit Agreement	$160.0
Less: Cash	9.9
Net debt	$150.1
Borrowing base (1)	$175.0
Unused borrowing base (2)	13.9
Unused borrowing base plus cash (2)	23.8
(1) Based on the November semi-annual borrowing base redetermination, at December 31, 2015, the borrowing base under the Compass Credit Agreement was adjusted by the lender group to $175.0 million.
(2) Net of $1.1 million in letters of credit for Compass as of December 31, 2015.

Capital Expenditures
Compass’ primary sources of capital resources and liquidity are cash flows from operations and borrowing capacity under the Compass Credit Agreement. The Fiscal 2016 Quarter capital expenditures for Compass were $1.8 million, which primarily consisted of recompletion activities in the Permian and North Louisiana properties.
The following table presents Compass’ capital expenditures for the Fiscal 2016 Quarter and fiscal year 2016 (in millions):

	Fiscal Three Months	January-September Forecast	Fiscal Year
	2016	2016	2016
Capital expenditures:
Development capital	$1.1	$4.0	$5.1
Gas gathering and water pipelines	0.4	—	0.4
Corporate and other	0.3	1.1	1.4
Total	$1.8	$5.1	$6.9
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
The impacts of realized and unrealized changes in the fair value of derivative financial instruments resulted in a net gain of $1.7 million for the Fiscal 2016 Quarter and net gain of $18.7 million for the Fiscal 2015 Quarter primarily as a result of both decreased natural gas and crude oil prices. Based on the nature of Compass’ derivative financial instruments, increases in the related commodity price typically result in a decrease to the value of Compass’ derivative financial instruments. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
Compass’ production is generally sold at prevailing market prices. However, Compass periodically enters into derivative financial instruments for a portion of its production when market conditions are deemed favorable and oil and natural gas prices exceed Compass’ minimum internal price targets.
Compass’ objective in entering into derivative financial instruments is to mitigate the impact of price fluctuations and achieve a more predictable cash flow associated with Compass’ operations. These transactions limit Compass’ exposure to declines in prices, but also limit the benefits Compass would realize if commodity prices increase.
Compass’ total cash receipts for the Fiscal 2016 Quarter were $8.3 million, or $1.28 per Mcfe, compared to cash receipts of $2.4 million, or $0.31 per Mcfe for the Fiscal 2015 Quarter. As noted above, the significant fluctuations between settlements on Compass’ derivative financial instruments demonstrate the volatility in commodity prices.
The following table presents Compass’ natural gas equivalent prices, before and after the impact of the cash settlements of its derivative financial instruments:

	Fiscal Quarter
Average realized pricing:	2016	2015
Natural gas equivalent per Mcfe	$2.57	$4.41
Cash settlements on derivative financial instruments, per Mcfe	1.28	0.31
Net price per Mcfe, including derivative financial instruments	$3.85	$4.72

As of December 31, 2015, Compass had derivative financial instruments in place for the volumes and prices shown below (based on calendar year periods):

(in millions, except volumes and prices)	Volume Mmbtus/Mbbls	Weighted average strike price per Mmbtu/Bbl	Fair Value at December 31, 2015
Natural gas two-way collars (February - December 2016)	3,350		$(0.2)
Short call		$2.77
Long put		2.15
Total natural gas	3,350		$(0.2)

Oil three-way collars (January - December 2016)	183		$1.5
Short call		$76.00
Long put		56.00
Short Put		42.00
Total oil	183		$1.5
Total oil and natural gas derivatives			$1.3
Compass’ derivative financial instruments are comprised of swap and three-way collar contracts. Swap contracts allow it to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. Collar contracts allows Compass to receive a market price if the market price settles within the call/put spread portion of the contract, to receive the put price if the market settles below the purchased put or a market price plus the difference between the purchased and sold puts, should the settlement price be below the sold put threshold.

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those continuing activities between the fiscal periods (in millions):

	Fiscal Quarter
Cash provided by (used in) continuing activities:	2016	2015	Increase / (Decrease)
Operating activities	$(227.5)	$(263.4)	$35.9
Investing activities	248.8	(106.8)	355.6
Financing activities	(137.0)	389.6	(526.6)
Effect of exchange rate changes on cash and cash equivalents	(3.1)	(6.3)	3.2
Net change in cash and cash equivalents in continuing operations	$(118.8)	$13.1	$(131.9)
Operating Activities
Cash used in operating activities totaled $227.5 million for the Fiscal 2016 Quarter as compared to cash used of $263.4 million for the Fiscal 2015 Quarter. The $35.9 million decrease in cash used was the result of (i) a $54.8 million decrease in cash used by the Corporate and Other segment; and (ii) a $0.2 million decrease in cash used by the Asset Management segment, offset by (i) a $76.7 million increase in cash used by the Consumer Products segment; (ii) a $12.9 million increase in cash used by the Energy segment; and (iii) a $12.8 million increase in cash used by the Insurance segment (which also reflects an increase in cash used for net withdrawals from contractholder accounts related to the cession between Front Street and FGL, which is reflected in operating cash for the Insurance segment).
The $54.8 million decrease in cash used by the Corporate and Other segment was primarily due to the of severance costs associated with the departure of Company’s former CEO during the Fiscal 2015 Quarter, as well as lower acquisition and integration costs, and legal expenses for the Fiscal 2016 Quarter when compared to the Fiscal 2015 Quarter.
The $76.7 million increase in cash used by operating activities in the Consumer Products segment was primarily due to the incremental use of cash for working capital driven by higher inventory, higher receivables, lower accounts payable and accrued expenses of $106.0 million coupled with increase in cash paid for interest of $6.0 million, partially offset by cash generated from higher Adjusted EBITDA of $31.3 million.

The $12.9 million increase in cash used by the Energy segment was primarily due to lower cash earnings as a result of the decline in average sales price for oil, natural gas and natural gas liquids during the Fiscal 2016 Quarter.
The $12.8 million increase in cash used by the Insurance segment was primarily as a result of the payment of reinsurance settlements in the Fiscal 2016 Quarter driven by realized and unrealized losses on fixed maturity securities in the funds withheld receivables.
Investing Activities
Cash provided by investing activities was $248.8 million for the Fiscal 2016 Quarter and was primarily related to (i) $151.7 million proceeds from the Compass Asset Sale; (ii) net repayment of asset-based loans of $65.2 million; and (iii) $51.8 million of cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments. Partially offsetting these inflows were capital expenditures of $19.9 million.
Cash used in investing activities was $106.8 million for the Fiscal 2015 Quarter and was primarily related to (i) $147.3 million of cash used in the acquisition of the approximately 25.5% interest in Compass, Spectrum Brands’ acquisition of Tell Manufacturing, Inc. and Front Street’s acquisition of Ability Reinsurance (Bermuda) Limited; and (ii) capital expenditures of $20.8 million. Partially offsetting these outflows was $33.3 million of cash provided from the net repayment of asset-based loans and $27.9 million of cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments.
Financing Activities
Cash used in financing activities was $137.0 million for the Fiscal 2016 Quarter and was primarily used in (i) repayment of $167.0 million of the Compass Credit Agreement; (ii) $87.6 million of repayment of debt primarily by Salus; (iii) purchases of Spectrum Brands stock of $49.6 million; (iv) cash used for payment of contractholder account withdrawals, net of account deposits of $35.9 million; and (iii) share based award tax withholding payments of $20.6 million, partially offset by borrowing under the Spectrum Brands’ Revolver Facility of $230.0 million.
Cash provided by financing activities was $389.6 million for the Fiscal 2015 Quarter and was primarily provided from (i) proceeds from issuance of debt, net of financing costs of $436.8 million; and (ii) cash provided by contractholder account deposits, net of the payment of contractholder account withdrawals of $35.4 million. Partially offsetting these cash inflows was cash used for (i) purchases of Spectrum Brands stock of $27.8 million; (ii) HRG’s common stock repurchases of $19.0 million; (iii) share-based award tax withholding payments of $18.6 million; and (iv) repayment of debt of $12.5 million.

Debt Financing Activities
During the Fiscal 2016 Quarter, the aggregate amount outstanding under the Compass Credit Agreement decreased from $327.0 million to $160.0 million, using proceeds from the Compass Asset Sale and other cash on hand. The Compass Credit Agreement which contains certain restrictions that require Compass to maintain certain financial covenants was amended during the fiscal year 2015.
At December 31, 2015, HRG and its subsidiaries were in compliance with their respective covenants under their senior credit agreements and senior unsecured indentures. See Note 9, Debt, to our Condensed Consolidated Financial Statements for additional information regarding the Company and its subsidiaries’ debt activities during the Fiscal 2016 Quarter.

Equity Financing Activities
During the Fiscal 2016 Quarter, we granted shares and restricted stock awards representing approximately 99 thousand shares to our employees, our directors, and our consultants. All vesting dates of grants made to our employees are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause or resigns for good reason. The total market value of the restricted shares on the date of grant was approximately $1.4 million, a portion of which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

Contractual Obligations
At December 31, 2015, there have been no material changes to the contractual obligations as set forth in our Form 10-K, except as discussed in Note 9, Debt, to our Condensed Consolidated Financial Statements. Refer to the Company’s Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.

Off-Balance Sheet Arrangements
Throughout our history, we have entered into indemnifications in the ordinary course of business with our customers, suppliers, service providers, business partners and in connection with the purchase and sale of assets, securities and businesses. Additionally, we have indemnified our directors and officers who are, or were, serving at our request in such capacities. Although the specific terms or number of such arrangements is not precisely quantifiable, we do not believe that future costs associated with such arrangements will have a material impact on our financial position, results of operations or cash flows. At December 31, 2015, there have been no material changes to the off-balance sheet arrangements as set forth in our Form 10-K.

Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. Except for the matter discussed below, there have been no material changes to the critical accounting policies and estimates as discussed in our Form 10-K.
Business Held for Sale
Business held for sale represents components that meet the accounting requirements to be classified as held for sale and are presented as single asset and liability amounts in our financial statements with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value less cost to sell. The determination of fair value for our ownership interest in FGL is based on the terms of the signed merger agreement. We review assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values. See Note 2, Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements to the Company’s Condensed Consolidated Financial Statements included in Part 1. - Item 1. Financial Statements for additional information.

Recent Accounting Pronouncements Not Yet Adopted
See Note 2, Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements to the Company’s Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for recent accounting policies not yet adopted.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk Factors
There has been no material changes in the Company’s market risk during the three months ended December 31, 2015. For additional information, refer to Note 3, Risks and Uncertainties, Note 6, Derivative Financial Instruments, Note 7, Fair Value of Financial Instruments and Note 9, Debt to the Company’s Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements and to Part II, Item 7A of our Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including our Principal Executive Officer and Principal Financial Officer, have concluded that, as of December 31, 2015, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As previously disclosed in prior periods, Spectrum

Brands is in the process of integrating the operations and processes of AAG as a result of its acquisition on May 21, 2015. Spectrum Brands will continue to evaluate and monitor these processes as Spectrum Brands integrates AAG into its control environment.
Limitations on the Effectiveness of Controls
The Company’s management, including our Principal Executive Officer and Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION
Unless otherwise indicated in this report (this “10-Q”) or the context requires otherwise, in this 10-Q, references to the “Company,” “HRG,” “we,” “us” or “our” refer to HRG Group, Inc. (formerly, Harbinger Group Inc.) and, where applicable, its consolidated subsidiaries; “Asset Managers” refers collectively to the business conducted by CorAmerica, EIC, and Salus (each referred to individually as an “Asset Manager”);“Compass” refers to Compass Production GP, LLC (“Compass GP”) and Compass Production Partners, LP (“Compass Limited Partnership”) and, where applicable, their subsidiaries;“CorAmerica” refers to CorAmerica Capital, LLC and, where applicable, its consolidated subsidiaries; “EIC” refers to Energy & Infrastructure Capital, LLC and, where applicable, its consolidated subsidiaries; “FGH” refers to Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.) and, where applicable, its consolidated subsidiaries; “FGL” refers to Fidelity & Guaranty Life and, where applicable, its consolidated subsidiaries; “Fiscal 2015” refers to the fiscal year ended September 30, 2015; “Fiscal 2016” refers to the fiscal year ended September 30, 2016; “Front Street” refers to Front Street Re (Delaware) Ltd. and, where applicable, its consolidated subsidiaries; “Front Street Cayman” refers to Front Street Re Cayman Ltd. and, where applicable, its consolidated subsidiaries; “HAMCO” refers to HGI Asset Management Holdings, LLC (which holds our interest in CorAmerica, EIC and Salus) and, where applicable, its consolidated subsidiaries; “HGI Energy” refers to HGI Energy Holdings, LLC (which holds our interests in Compass) and, where applicable, its consolidated subsidiaries; “HGI Funding” refers to HGI Funding, LLC and, where applicable, its consolidated subsidiaries;“Salus” refers to Salus Capital Partners, LLC and, where applicable, its consolidated subsidiaries; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; and “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries. For a glossary of certain defined terms relating to Compass’ operations, please see Part I, Item 1. “Business - Our Operating Subsidiaries - Compass - Glossary of selected oil and natural gas terms” of our Annual Report on Form 10-K for fiscal year ended September 30, 2015 (the “10-K”).
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
Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed in Item 1A of this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating the business of the Company and our subsidiaries.
HRG and its Subsidiaries
HRG’s and its subsidiaries’ actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

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

•	our and our subsidiaries’ liquidity, which may be impacted by a variety of factors, including the capital needs of us and our current and future subsidiaries;

•	limitations on our ability to successfully identify suitable acquisition, disposition and other strategic opportunities and to compete for these opportunities with others who have greater resources;

•	the need to provide sufficient capital to our operating businesses;

•
the impact of covenants in the indenture governing our 7.875% Senior Secured Notes due 2019, the covenants in the indenture governing our 7.750% Senior Notes due 2022, the continuing covenants contained in the certificate of designation governing our Series A Participating Convertible Preferred Stock and future financing or refinancing agreements, on our ability to operate our business and finance our pursuit of our business strategy;

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

•
the impact on us and/or our subsidiaries from interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity confidentiality or privacy of sensitive data residing on such systems;

•	our and our subsidiaries’ ability to attract and retain key employees;

•	the impact of potential losses and other risks from changes in the value of our assets;

•	our ability to effectively increase the size of our organization, if needed, and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of claims or litigation arising from operations, agreements and transactions, including litigation arising from or involving former subsidiaries;

•	the impact of expending significant resources in considering acquisition or disposition targets or business opportunities that are not consummated;

•	our ability to successfully integrate current and future acquired businesses into our existing operations and achieve the expected economic benefits;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	the impact of the relatively low market liquidity for shares of our common stock;

•	the impact on the holders of our common stock if we issue additional shares of our common stock or preferred stock; and

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

FGL and Front Street
FGL’s and Front Street’s actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	the ability to satisfy the closing conditions, including regulatory approvals, contained in the FGL Merger Agreement;

•	the impact on the stock price, business, financial condition and results of operations if the FGL Merger is not consummated or not consummated timely;

•	the impact of the operating restrictions in the FGL Merger Agreement and their impact on FGL;

•	litigation arising from the FGL Merger;

•	the impact of restrictions in FGL’s debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•	the accuracy of FGL’s and Front Street’s assumptions and estimates;

•	the accuracy of FGL’s and Front Street’s assumptions regarding the fair value and future performance of their investments;

•	FGL and its insurance subsidiaries’ abilities to maintain or improve their financial strength ratings;

•	FGL’s and Front Street’s and their insurance subsidiaries’ potential need for additional capital to maintain their financial strength and credit ratings and meet other requirements and obligations;

•	FGL’s and Front Street’s ability to defend themselves against or respond to, potential litigation, enforcement investigations or increased regulatory scrutiny;

•	FGL’s and Front Street’s ability to manage their businesses in a highly-regulated industry, which is subject to numerous legal restrictions and regulations;

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

•	restrictions on FGL’s ability to use captive reinsurers;

•	FGL and Front Street being forced to sell investments at a loss to cover policyholder withdrawals;

•	the impact of interest rate fluctuations on FGL and Front Street and withdrawal demands in excess of FGL’s and Front Street’s assumptions;

•	the impact of market and credit risks;

•	equity market volatility;

•	credit market volatility or disruption;

•	changes in the federal income tax laws and regulations which may affect the relative income tax advantages of FGL’s products;

•	the performance of third-parties, including independent distributors, underwriters, actuarial consultants and other service providers;

•
interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems;

•	the continued availability of capital required for FGL’s and Front Street’s insurance subsidiaries to grow;

•	the impact on FGL’s or Front Street’s business of new accounting rules or changes to existing accounting rules;

•	the risk that FGL’s or Front Street’s exposure to unidentified or unanticipated risk is not adequately addressed by their risk management policies and procedures;

•	general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance;

•	FGL’s ability to protect its intellectual property;

•	difficulties arising from FGL’s and Front Street’s outsourcing relationships;

•	the impact on FGL’s and Front Street’s business of natural and of man-made catastrophes, pandemics, computer viruses, network security breaches and malicious and terrorist acts;

•	FGL’s and Front Street’s ability to compete in a highly competitive industry;

•	FGL’s and Front Street’s ability to maintain competitive policy expense costs;

•	adverse consequences if the independent contractor status of FGL’s independent insurance marketing organizations is successfully challenged;

•	FGL’s ability to attract and retain national marketing organizations and independent agents;

•	the potential adverse tax consequences to FGL if FGL generates passive income in excess of operating expenses;

•	the significant operating and financial restrictions contained in FGL’s debt agreements, which may prevent FGL from capitalizing on business opportunities;

•	the inability of FGL’s and Front Street’s subsidiaries and affiliates to generate sufficient cash to service all of their obligations;

•	conflicts of interest between HRG or its affiliates;

•	the impact on FGL and Front Street of non-performance of loans originated by Salus;

•	the ability of FGL’s and Front Street’s subsidiaries to pay dividends; and

•	the ability to maintain or obtain approval of the Iowa Insurance Division and other regulatory authorities as required for FGL’s operations and those of its insurance subsidiaries.

The Asset Managers
The Asset Managers’ actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	their respective abilities, as applicable, to recover amounts that are contractually owed to them by their borrowers;

•	their respective abilities to continue to find attractive business opportunities, particularly if the FGL Merger is consummated;

•	their respective abilities to address a number of issues to implement their respective business strategies;

•	the impact on these businesses resulting from deterioration in economic conditions;

•	their respective abilities to compete with traditional competitors and new market entrants; and

•
their respective abilities to address a variety of other risks associated with their business, including reputational risk, legal, litigation and compliance risk, the risk of fraud or theft, operational errors and systems malfunctions.

Compass
Compass’ actual results or other outcomes may differ from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	fluctuations in oil, natural gas liquids and natural gas prices sold by Compass;

•	the impact of Compass’ substantial indebtedness on its business, financial condition and results of operations;

•	the impact of the sharp decline in commodity prices and commodity pricing volatility on Compass’ business, operations and cash flows;

•
Compass’ ability to manage counterparty credit risk in a depressed commodity pricing environment, which may lead to one or more of Compass’ counterparties failing to satisfy their contractual obligations;

•	the impact of restrictions in Compass’ debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•
changes in the differential between the New York Mercantile Exchange or other benchmark prices of oil, natural gas liquids and natural gas and the reference or regional index price used to price Compass’ actual oil and natural gas sales;

•	Compass’ ability to operate successfully as an independent business;

•	Compass’ ability to replace natural gas marketing services upon the expiration of the current arrangements with EXCO Resources, Inc.;

•	the impact on Compass if it is unable to successfully execute or consummate one or more disposition, acquisition or reserve development opportunities;

•
Compass’ ability to market and sell its oil, natural gas liquids and natural gas and its exposure to the credit risk of its customers, working interest owners and other counterparties and the risks associated with drilling activities;

•	the inherent uncertainty of estimates of oil and natural gas reserves;

•	the risk that Compass will be unable to identify or complete, or complete on economically attractive terms, suitable disposition and/or acquisition opportunities of oil and gas properties;

•	Compass’ ability to successfully operate in a highly regulated and litigious environment, including exposure to operating hazards and uninsured risks;

•	Compass’ ability to effectively mitigate the impact of commodity price volatility from its cash flows with its hedging strategy;

•	changes in the U.S. federal income tax laws and regulations that may affect the relative income tax advantages of Compass’ products;

•	the impact of future and existing environmental regulations;

•	the effects of climate change and unusual weather activity;

•	the intense competition in the oil and gas industry, including acquiring properties, contracting for drilling equipment and hiring experienced personnel; and

•	the unavailability of pipelines or other facilities interconnected to Compass’ gathering and transportation pipelines.
We caution the reader that undue reliance should not be placed on any forward-looking statements, which speak only as of the date of this document. Neither we nor any of our subsidiaries undertake any duty or responsibility to update any of these forward-looking statements to reflect events or circumstances after the date of this document or to reflect actual outcomes.

Item 1.	Legal Proceedings
The Company and its subsidiaries are also involved in an number of litigation and claims related to their current and prior businesses. See below and Note 13, Commitments and Contingencies, to the Company’s Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned accruals and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.
A purported class and derivative action was filed in March 2014 in the Delaware Court of Chancery (the “Court”) by plaintiff Haverhill Retirement System (“Plaintiff”) upon HRG, as nominal defendant, the members of HRG’s board of directors (“Board”), as defendants, Harbinger Capital Partners LLC (“HCP LLC”) and certain of its affiliated funds (collectively, the “Harbinger Funds”), each a stockholder of HRG and a defendant, and Leucadia National Corporation (“Leucadia”), a stockholder of HRG and a defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with certain transactions involving Leucadia.
Specifically, on March 18, 2014, Leucadia purchased 23.0 million shares of preferred stock issued by subsidiaries of the Harbinger Funds for $253.0 million, which shares Leucadia was entitled to exchange for shares of HRG common stock owned by the Harbinger Funds (the “Exchange”). Also on March 18, 2014, a special committee of the Board, and subsequently the full Board, approved certain agreements with Leucadia, including (a) a letter agreement (the “Letter Agreement”) that contemplated (i) a waiver in favor of Leucadia of the three-year standstill period established by Article IX of HRG’s certificate of incorporation (“Charter”) for a business combination between HRG and owners of 15.0% or more of HRG’s voting stock; (ii) a two-year standstill period during which Leucadia could not seek a business combination with HRG, acquire more than 27.5% of HRG’s voting stock, or influence other HRG stockholders in voting their shares; (iii) “lock-up” provisions that prevent Leucadia from selling HRG shares to any stockholder who would own more than 4.9% of HRG’s voting stock as a result of such sale; and (iv) Leucadia’s right to immediately appoint two Board observers and, upon the completion of the Exchange, expansion of the Board by two seats to be filled by Leucadia nominees; and (b) the Company’s acknowledgment that Leucadia would succeed to certain of the Harbinger Funds’ rights under a pre-existing registration rights agreement between HRG and the Harbinger Funds (the “Acknowledgment”).
Plaintiff’s complaint alleges that the Harbinger Funds and HRG’s then-CEO and then-Chairman Philip A. Falcone were the controlling stockholders of HRG and used their control over HRG to cause HRG to make valuable concessions to Leucadia through the Letter Agreement and the Acknowledgment so that the Harbinger Funds could obtain a better price for their shares in connection with the Exchange. The complaint further alleges that the Board breached its fiduciary duties by approving the Letter Agreement and the Acknowledgment, and that Leucadia aided and abetted those breaches of fiduciary duties. The complaint further alleges that the Letter Agreement violated the Board classification provisions in HRG’s Charter, which require that the Board “be classified with respect to the time for which they severally hold office into three classes, as nearly equal in number as possible.” Specifically, the Letter Agreement contemplated that Leucadia would, unless it determined to appoint its appointee to Class II, appoint one of its designees to Class III of the Board, which would have resulted in a 3-2-4 imbalance among the three classes of the Board and which Plaintiff alleges would have violated the Charter. The complaint seeks, among other things, injunctive relief and an unspecified award of compensatory damages and costs and disbursements.
On July 1, 2014, HRG announced that pursuant to the Letter Agreement, two Leucadia director nominees, Andrew Whittaker and Joseph Steinberg, had been appointed to Class I and Class II of the Board, respectively, resulting in each Board Class consisting of an equal number of directors, thereby mooting Plaintiff’s claim regarding the alleged Charter violation (the “Charter Remediation”).
On December 19, 2014, the parties entered a Stipulation and Agreement of Compromise and Settlement to resolve this action (the “Settlement”), which consisted of (a) an acknowledgment by Leucadia that, as a result of this action, it effectuated the Charter Remediation; (b) an agreement by HRG to make certain amendments to the Company’s Corporate Governance Guidelines; (c) an agreement by HCP LLC to reimburse HRG for the fees and costs paid to outside counsel in connection with negotiating the Letter Agreement and the Acknowledgment, which fees and costs were estimated to be (the “Expense Reimbursement”); (d) a two-year prohibition on Leucadia’s investment bank affiliate, Jefferies Group LLC, representing a third-party buyer in connection with a sale of HRG or substantially all of the assets of HRG unless such representation was approved by the disinterested directors of HRG prior to such representation; and (e) certain supplemental disclosures. The Settlement was subject to, among other things, Court approval.
On June 8, 2015, the Court heard oral argument and entered an order denying final approval of the Settlement. In denying Settlement approval, the Court proposed that, among other things, Plaintiff could voluntarily dismiss its claims and seek the payment of a mootness fee to Plaintiff’s counsel for causing the Charter Remediation and, in the event HCP LLC effectuated the Expense Reimbursement.
On October 8, 2015, HCP, LLC made the Expense Reimbursement.
On January 7, 2016, the Court approved a stipulation under which Plaintiff agreed to dismiss the action. HRG has agreed to pay Plaintiff’s counsel $190,000 in attorneys’ fees and expenses. The Court has not been asked to review, and will pass no judgment on, the payment of a fee or its reasonableness.

Item 1A.	Risk Factors
Information about our risk factors is contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at December 31, 2015, there has been no material change to this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the fiscal quarter ended December 31, 2015, HRG did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. On May 29, 2014, the HRG’s board of directors authorized a program to purchase up to $100.0 million of HRG’s shares of common stock. During the fiscal quarter ended December 31, 2015 we did not repurchase any of our common stock. At December 31, 2015, there were $12.3 million of shares that may yet be repurchased under the plans of the program authorized by HRG’s board of directors.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.     Exhibits

Exhibit No.	Description of Exhibits
3.1
Certificate of Incorporation of HRG Group, Inc. as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219); Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2011 (File No. 1-4219); Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 5, 2011 (File No. 1-4219); Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 5, 2011 (File No. 1-4219); Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 11, 2015 (File No. 1-4219); Exhibit 3.1 to the Company’s Current Report on form 8-K filed July 15, 2015 (File No. 1-4219); and Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed November 20, 2015 (File No. 1-4219)).

3.2	Restated Bylaws of HRG Group, Inc., amended as of July 13, 2015 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 15, 2015 (File No. 1-4219)).
10.1
Employment Agreement, dated as of November 19, 2015, by and between HRG Group, Inc. and George C. Nicholson (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed November 20, 2015 (File No.: 1-4219)).

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HRG GROUP, INC. (Registrant)

Dated:	February 5, 2016	By:	/s/ George C. Nicholson
Senior Vice President, Chief Accounting Officer and Acting Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)