Form 10-Q
period 2016-03-31
HRG GROUP, INC.
filed 2016-05-09
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒
There were 200,694,218 shares of the registrant’s common stock outstanding as of May 5, 2016.

HRG GROUP, INC.

PART I: FINANCIAL INFORMATION
Item 1.    Financial Statements
HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2016	September 30, 2015
	(Unaudited)	(As Adjusted)
ASSETS
Investments	$139.3	$278.9
Cash and cash equivalents	465.6	695.2
Funds withheld receivables	1,679.4	1,710.1
Receivables, net	662.3	632.9
Inventories, net	924.4	780.8
Deferred tax assets	299.8	51.2
Properties, including oil and natural gas properties, net	664.7	798.4
Goodwill	2,494.1	2,487.4
Intangibles	2,432.4	2,480.3
Other assets	149.1	134.3
Assets of business held for sale	25,544.0	24,984.5
Total assets	$35,455.1	$35,034.0

LIABILITIES AND EQUITY
Insurance reserves	$1,824.8	$1,856.0
Debt	6,232.0	6,310.5
Accounts payable and other current liabilities	847.5	1,095.6
Employee benefit obligations	87.6	92.9
Deferred tax liabilities	895.6	574.5
Other liabilities	71.6	95.5
Liabilities of business held for sale	23,988.1	23,420.9
Total liabilities	33,947.2	33,445.9

Commitments and contingencies

HRG Group, Inc. shareholders' equity:
Common stock	2.0	2.0
Additional paid-in capital	1,437.7	1,458.5
Accumulated deficit	(901.8)	(833.1)
Accumulated other comprehensive loss	(72.8)	(40.7)
Total HRG Group, Inc. shareholders' equity	465.1	586.7
Noncontrolling interest	1,042.8	1,001.4
Total shareholders' equity	1,507.9	1,588.1
Total liabilities and equity	$35,455.1	$35,034.0
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues:
Net consumer and other product sales	$1,209.6	$1,086.5	$2,428.4	$2,175.3
Oil and natural gas	9.5	26.0	26.3	60.3
Net investment income	15.5	19.5	37.0	43.9
Net investment gains	33.1	9.7	7.2	4.8
Insurance and investment product fees and other	1.8	2.1	4.1	3.2
Total revenues	1,269.5	1,143.8	2,503.0	2,287.5
Operating costs and expenses:
Cost of consumer products and other goods sold	746.8	707.0	1,524.9	1,419.0
Oil and natural gas direct operating costs	9.2	23.3	26.3	43.8
Benefits and other changes in policy reserves	35.7	30.6	43.8	50.3
Selling, acquisition, operating and general expenses	311.0	324.2	619.1	660.4
Impairments and bad debt expense	27.6	214.6	90.8	464.4
Amortization of intangibles	23.4	21.2	47.0	41.7
Total operating costs and expenses	1,153.7	1,320.9	2,351.9	2,679.6
Operating income (loss)	115.8	(177.1)	151.1	(392.1)
Interest expense	(95.8)	(81.1)	(193.3)	(157.5)
Gain on sale of oil and gas properties	—	—	105.6	—
Gain upon gaining control of equity method investment	—	—	—	141.2
Other income, net	0.5	14.1	1.6	46.9
Income (loss) from continuing operations before income taxes	20.5	(244.1)	65.0	(361.5)
Income tax expense (benefit)	8.9	(0.8)	10.8	5.2
Net income (loss) from continuing operations	11.6	(243.3)	54.2	(366.7)
(Loss) income from discontinued operations, net of tax	(13.1)	5.8	(48.7)	22.8
Net (loss) income	(1.5)	(237.5)	5.5	(343.9)
Less: Net income (loss) attributable to noncontrolling interest	33.3	(9.2)	74.2	(5.8)
Net loss attributable to controlling interest	$(34.8)	$(228.3)	$(68.7)	$(338.1)

Amounts attributable to controlling interest:
Net loss from continuing operations	$(19.9)	$(236.9)	$(8.8)	$(360.4)
Net (loss) income from discontinued operations	(14.9)	8.6	(59.9)	22.3
Net loss attributable to controlling interest	$(34.8)	$(228.3)	$(68.7)	$(338.1)

Net loss per common share attributable to controlling interest:
Basic loss from continuing operation	$(0.10)	$(1.20)	$(0.05)	$(1.82)
Basic (loss) income from discontinued operations	(0.08)	0.04	(0.30)	0.11
Basic	$(0.18)	$(1.16)	$(0.35)	$(1.71)

Diluted loss from continuing operation	$(0.10)	$(1.20)	$(0.05)	$(1.82)
Diluted (loss) income from discontinued operations	(0.08)	0.04	(0.30)	0.11
Diluted	$(0.18)	$(1.16)	$(0.35)	$(1.71)
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net (loss) income	$(1.5)	$(237.5)	$5.5	$(343.9)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	28.2	(43.6)	7.7	(78.1)
Net unrealized (loss) gain on derivative instruments
Changes in derivative instruments before reclassification adjustment	(5.4)	9.3	(0.8)	17.1
Net reclassification adjustment for gains included in net income	(0.7)	(7.0)	(0.9)	(11.8)
Changes in derivative instruments after reclassification adjustment	(6.1)	2.3	(1.7)	5.3
Changes in deferred income tax asset/liability	2.4	(0.9)	1.5	(0.9)
Deferred tax valuation allowance adjustments	0.8	—	1.0	(1.0)
Net unrealized (loss) gain on hedging derivative instruments	(2.9)	1.4	0.8	3.4
Actuarial adjustments to pension plans
Changes in actuarial adjustments before reclassification adjustment	(1.3)	2.8	(0.5)	3.7
Net reclassification adjustment for losses included in cost of goods sold	0.4	0.1	0.7	0.3
Net reclassification adjustment for losses included in selling and general and administrative expenses	0.2	0.3	0.5	0.5
Net actuarial adjustments to pension plans	(0.7)	3.2	0.7	4.5
Changes in deferred income tax asset/liability	0.1	(0.8)	(0.2)	(1.1)
Net actuarial adjustments to pension plans	(0.6)	2.4	0.5	3.4
Unrealized investment gains (losses):
Changes in unrealized investment gains (losses) before reclassification adjustment	252.1	110.3	(123.8)	102.3
Net reclassification adjustment for (gains) losses included in net income	(6.8)	58.0	0.3	62.1
Changes in unrealized investment gains (losses) after reclassification adjustment	245.3	168.3	(123.5)	164.4
Adjustments to intangible assets	(79.2)	(71.0)	56.1	(70.0)
Changes in deferred income tax asset/liability	(58.1)	(34.9)	22.1	(34.3)
Net unrealized gains (losses) on investments	108.0	62.4	(45.3)	60.1
Net change to derive comprehensive income (loss) for the period	132.7	22.6	(36.3)	(11.2)
Comprehensive income (loss)	131.2	(214.9)	(30.8)	(355.1)
Less: Comprehensive income (loss) attributable to the noncontrolling interest:
Net income (loss)	33.3	(9.2)	74.2	(5.8)
Other comprehensive income (loss)	31.1	(4.4)	(5.0)	(18.3)
Comprehensive income (loss) attributable to the noncontrolling interest	64.4	(13.6)	69.2	(24.1)
Comprehensive income (loss) attributable to the controlling interest	$66.8	$(201.3)	$(100.0)	$(331.0)
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended March 31,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$5.5	$(343.9)
(Loss) income from discontinued operations, net of tax	(48.7)	22.8
Net income (loss) from continuing operations	54.2	(366.7)
Adjustments to reconcile net income (loss) to operating cash flows from continuing operations:
Depreciation of properties	55.7	64.9
Amortization of intangibles	47.0	41.7
Impairment of intangible assets and goodwill	—	60.2
Impairment of oil and gas properties	75.6	336.6
Loan provision and bad debt expense	15.1	67.9
Stock-based compensation	40.0	34.0
Amortization of debt issuance costs	7.1	7.3
Amortization of debt discount	0.7	2.4
Deferred income taxes	(11.7)	(35.3)
Gain on disposal of oil and gas properties	(105.6)	—
Write-down of assets of business held for sale to fair value less cost to sell	23.5	—
Gain upon gaining control of equity method investment	—	(141.2)
Interest credited/index credits to contractholder account balances	18.2	23.9
Net recognized losses (gains) on investments and derivatives	16.3	(42.8)
Charges assessed to contractholders for mortality and administration	(0.7)	(0.7)
Deferred policy acquisition costs	—	(2.9)
Non-cash increase to cost of goods sold due to acquisition inventory step up	—	3.0
Non-cash restructuring and related charges	—	7.4
Changes in operating assets and liabilities:	(420.4)	(361.2)
Net change in cash due to continuing operating activities	(185.0)	(301.5)
Net change in cash due to discontinued operating activities	168.5	31.4
Net change in cash due to operating activities	(16.5)	(270.1)
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	52.5	60.5
Cost of investments acquired	(0.3)	(1.6)
Acquisitions, net of cash acquired	—	(421.5)
Net asset-based loan repayments	74.7	58.6
Capital expenditures	(42.3)	(42.1)
Proceeds from sales of assets	152.6	1.2
Other investing activities, net	(0.7)	(0.6)
Net change in cash due to continuing investing activities	236.5	(345.5)
Net change in cash due to discontinued investing activities	(565.3)	(493.8)
Net change in cash due to investing activities	(328.8)	(839.3)
Cash flows from financing activities:
Proceeds from issuance of new debt	—	434.9
Repayment of debt, including tender and call premiums	(126.4)	(18.8)
Revolving credit facility activity	8.0	54.3
Debt issuance costs	(1.6)	(8.0)
Purchases of subsidiary stock, net	(49.6)	(31.6)
Contractholder account deposits	2.4	40.1
Contractholder account withdrawals	(71.9)	(71.2)
Dividend paid by subsidiary to noncontrolling interest	(18.2)	(14.1)
Share based award tax withholding payments	(27.3)	(19.1)
Common stock repurchased	—	(22.2)
Other financing activities, net	3.8	2.1
Net change in cash due to continuing financing activities	(280.8)	346.4
Net change in cash due to discontinued financing activities	391.3	734.8
Net change in cash due to financing activities	110.5	1,081.2
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(11.9)
Net change in cash and cash equivalents	(235.1)	(40.1)
Net change in cash and cash equivalents in discontinued operations	(5.5)	272.4
Net change in cash and cash equivalents in continuing operations	(229.6)	(312.5)
Cash and cash equivalents at beginning of period	695.2	742.8
Cash and cash equivalents at end of period	$465.6	$430.3
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
Consumer Products Segment
The Consumer Products segment represents the Company’s 57.8% controlling interest in Spectrum Brands Holdings, Inc. (“Spectrum Brands”). Spectrum Brands is a diversified global branded consumer products company with positions in seven major product categories: consumer batteries, small appliances, global pet supplies, home and garden control products, personal care products, hardware and home improvement products and global auto care.
Insurance Segment
As of March 31, 2016, the Company’s insurance operations were conducted through Front Street Re (Delaware) Ltd., (“Front Street”) and its Bermuda and Cayman-based wholly-owned life and annuity reinsurers, Front Street Re Ltd. (“Front Street Bermuda”) and Front Street Re (Cayman) Ltd. (“Front Street Cayman”), respectively.
The Company also owns 80.4% of Fidelity & Guaranty Life, (“FGL”). Through its wholly-owned subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York, FGL is a provider of various types of fixed annuities and life insurance products in the U.S.
As discussed further in Note 4, Divestitures, on November 8, 2015, Anbang Insurance Group Co., Ltd., a joint-stock insurance company established in the People’s Republic of China (“Anbang”), AB Infinity Holding, Inc., a wholly-owned subsidiary of Anbang (“AB Infinity”), and AB Merger Sub, Inc., a wholly-owned subsidiary of AB Infinity (“Merger Sub”), entered into a definitive merger agreement (the “FGL Merger Agreement” and such merger, the “FGL Merger”) to acquire FGL for $26.80 per share. As a result of the FGL Merger Agreement, as of March 31, 2016, the Company’s ownership interest in FGL has been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and FGL’s operations were classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and the accompanying Condensed Consolidated Statements of Cash Flows and reported separately for all periods presented. Prior to the transaction, FGL was included in the Company’s Insurance segment. As a result of classifying FGL as held for sale, all segmented information has been adjusted to exclude FGL from the Insurance segment. See Note 4, Divestitures.
Energy Segment
The Energy segment represents the Company’s wholly-owned subsidiary, HGI Energy Holdings, LLC (“HGI Energy”) and HGI Energy’s wholly-owned subsidiary, Compass Production GP, LLC (“Compass GP”) and its respective subsidiaries (collectively, “Compass”). Compass is an owner and operator of conventional oil and natural gas properties in East Texas and North Louisiana. Given the inherent decline in the production potential of its existing asset base, Compass’ indebtedness and the continued declines in commodity prices, Compass may also pursue a variety of strategies to generate cash flows and reduce its leverage, including pursuing dispositions, acquisitions, other strategic transactions and the issuance of debt and equity securities.
On December 1, 2015, Compass completed the sale of its oil and gas interests located in the Holly, Waskom and Danville Fields in East Texas and North Louisiana (the “Compass Asset Sale”). At closing, proceeds from the transaction, which were approximately $147.5, less estimated expenses of $1.9, were used primarily to reduce borrowings under Compass’ existing credit facility (the “Compass Credit Agreement”). For the six months ended March 31, 2016, Compass received an additional $4.5 as a result of resolving certain title and consent matters in connection with the Compass Asset Sale.
During the six months ended March 31, 2016, Compass reduced its borrowing under the Compass Credit Agreement from $327.0 down to $160.0, a reduction of $167.0.

Asset Management Segment
The Asset Management segment represents the Company’s ownership of Salus Capital Partners, LLC (“Salus”), an asset based lender, CorAmerica Capital, LLC (“CorAmerica”), a commercial real estate lender, and Energy & Infrastructure Capital, LLC (“EIC”), a debt capital investment manager focused on direct lending to companies in the North America energy and infrastructure sectors.

(2) Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported net loss attributable to controlling interest or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on November 20, 2015 (the “Form 10-K”). The results of operations for the six months ended March 31, 2016 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2016.
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
At March 31, 2016, the non-controlling interest component of total equity primarily represents the 42.2% share of Spectrum Brands and the 19.6% of FGL not owned by HRG.
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
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is classified as held for sale, in accordance with ASC 360 and Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 2015) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The results of discontinued operations are reported in “(Loss) income from discontinued operations, net of tax” in the accompanying Condensed Consolidated Statements of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. Transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale.
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

Adoption of Recent Accounting Pronouncements
Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported in the accompanying Condensed Consolidated Balance Sheets as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual periods and interim periods within those annual periods beginning after March 31, 2016 and early adoption is permitted. The Company elected to early adopt ASU 2015-03 effective March 31, 2016. The Company applied the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented was adjusted to reflect the period-specific effects of applying the new guidance. The reclassification of unamortized debt issuance costs resulted in reductions in other assets and debt of $102.9 as of September 30, 2015. Other than this reclassification, the adoption of this guidance did not have an impact in the Company’s Condensed Consolidated Financial Statements.
Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). This ASU simplifies the presentation of provisional amounts recognized in a business combination during the measurement period (one year from the date of acquisition). Whereas the prior guidance required retrospective adjustment of prior periods, this ASU eliminates this requirement. The Company adopted ASU 2015-16 effective March 31, 2016, resulting in the recognition of adjustments to goodwill of $2.6 during the six months ended March 31, 2016 related to the acquisition of Armored AutoGroup Parent Inc. See Note 8, Goodwill and Intangibles for adjustments to goodwill.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that the presentation of deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. During the six months ended March 31, 2016, the Company elected to retrospectively adopt ASU 2015-17, resulting in a reclassification reducing both deferred tax assets and deferred tax liabilities by $39.1 in the accompanying Condensed Consolidated Balance Sheets at September 30, 2015.
Oil and natural gas properties
Ceiling Test
Pursuant to Rule 4-10(c)(4) of Regulation S-X, Compass is required to compute its ceiling test using the simple average first day of the month spot price for the trailing 12 month period for oil and natural gas at the end of each fiscal quarter. The ceiling test involves comparing the net book value of the full cost pool, after taxes, to the full cost ceiling limitation defined below. In the event the full cost ceiling limitation is less than the full cost pool, Compass is required to record a ceiling test impairment of its oil and natural gas properties. The full cost ceiling limitation is computed as the sum of the present value of estimated future net revenues from Compass’ proved reserves by applying the average price as prescribed by the SEC Release No. 33-8995, less estimated future expenditures (based on current costs) to develop and produce the proved reserves, discounted at 10%, plus the cost of properties not being amortized and the lower of cost or estimated fair value of unproved properties included in the costs being amortized, net of income tax effects.
The ceiling test is computed using the simple average first day of the month spot price for the trailing 12 month period using the first day of each month. As of March 31, 2016, the trailing 12 month period month reference prices were $2.40 per Million British Thermal Units (“Mmbtu”) for natural gas at Henry Hub (“HH”), and $46.26 per barrel (“Bbl”) of oil for West Texas Intermediate (“WTI”) at Cushing, Oklahoma. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. The price used for natural gas liquids was $16.79 per Bbl and was based on the trailing 12 month period month average of realized prices. Under full cost accounting rules, any ceiling test impairments of oil and natural gas properties may not be reversed in subsequent periods. Since Compass does not designate its derivative financial instruments as hedging instruments, Compass is not allowed to use the impacts of the derivative financial instruments in the ceiling test computations.
During the three and six months ended March 31, 2016, Compass recognized impairments of $21.2 and $75.6, respectively, to its proved oil and natural gas properties due to the continued decline in oil and natural gas prices.
For the three months ended March 31, 2015, Compass recognized impairments to its proved oil and natural gas properties of $146.6 primarily due to a decline in oil and natural gas prices. During the six months ended March 31, 2015, Compass recognized impairments of $336.6 to its proved oil and natural gas properties due to the sharp decline in oil and natural gas prices, as well as the acquisition by HGI Energy of EXCO Resources, Inc.’s (“EXCO”) interest in Compass, which triggered the remeasurement of the Company’s initial basis in Compass at fair value which increased Compass’ full cost pool. The purchase price for the acquisition was based on both the income and market approach models which incorporate, among other things, market prices based on the New York Mercantile Exchange (“NYMEX”) futures as of the acquisition date, which the Company believes reflects an independent proxy point for determining fair value. The ceiling test, however, requires companies using the full cost accounting method to price period-ending proved reserves using the simple average first day of the month spot price for the trailing 12 month period, which may not be indicative of actual market values. As a result, Compass’ full cost pool exceeded its ceiling test limitation at March 31, 2015 resulting in impairment.
As a result of the continued decline in oil and natural gas prices, Compass expects to incur additional impairments to its oil and natural gas properties in fiscal year 2016 if prices do not increase. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.
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
Insurance Subsidiary Financial Information and Regulatory Matters
FGL Insurance’s statutory carrying value of Raven Reinsurance Company (“Raven Re”), its wholly-owned subsidiary, reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $213.8 and $226.3 at March 31, 2016 and September 30, 2015, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $2.8 and $2.5 at March 31, 2016 and September 30, 2015, respectively. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus would be negative $7.2 and negative $33.1 as of March 31, 2016 and September 30, 2015, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by debt securities rated by the National Association of Insurance Commissioners (“NAIC”) as “NAIC-1.” If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura Bank International plc’s consent. FGL Insurance’s carrying value of Raven Re at March 31, 2016 and September 30, 2015 was $209.4 and $195.6, respectively.
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge fixed indexed annuity (“FIA”) index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $41.6 increase to statutory capital and surplus at March 31, 2016.

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
Concentrations of Investments
As of March 31, 2016 and September 30, 2015, the Company’s most significant investment in one industry was the Company’s asset-based loan in the electronics industry with a carrying value of $45.4, or 32.6%, and $45.9, or 16.5%, of the Company’s investments portfolio, respectively. No investment in a single issuer exceeded 10% of the Company’s stockholders’ equity as of March 31, 2016 and September 30, 2015.
Concentration of Securities Included in Funds Withheld Receivables
As of March 31, 2016 and September 30, 2015, Front Street’s most significant exposure related to the securities underlying the funds withheld receivables was to the financial sector and the energy, mining and metals industries.
As of March 31, 2016 and September 30, 2015, the carrying value of the fixed maturity securities in the financial sector was $258.1, or 15.4%, and $269.7, or 15.8%, respectively, of Front Street’s funds withheld receivables. At March 31, 2016 and September 30, 2015, the holdings in this sector included investments in 105 and 107 different issuers, respectively, with the top ten investments accounting for 42.8% and 41.0%, respectively, of the total holdings in this sector.

As of March 31, 2016 and September 30, 2015, the carrying value of the fixed maturity securities in the energy, mining and metals industries was $194.9, or 11.6%, and $236.6, or 13.8%, respectively, of Front Street’s funds withheld receivables. At March 31, 2016 and September 30, 2015, the holdings in these industries included investments in 93 and 98 different issuers, respectively, with the top ten investments accounting for 39.7% and 39.7%, respectively, of the total holdings in these industries.
There were no holdings in a single issuer included in the funds withheld receivables that exceeded 10% of the Company’s stockholders’ equity as of March 31, 2016 and September 30, 2015.
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
Receivables
The allowance for uncollectible receivables as of March 31, 2016 and September 30, 2015 was $47.6 and $44.0, respectively. The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represents approximately 13.0% and 12.7% of the Company’s “Receivables, net” in the accompanying Condensed Consolidated Balance Sheets at March 31, 2016 and September 30, 2015, respectively.

(4) Divestitures
FGL Merger Agreement
On November 8, 2015, FGL, Anbang, AB Infinity, and Merger Sub entered into the FGL Merger Agreement. Pursuant to the FGL Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into FGL, with FGL continuing as the surviving entity, which will become a direct, wholly-owned subsidiary of AB Infinity and an indirect, wholly-owned subsidiary of Anbang. Pursuant to the FGL Merger Agreement, at the effective time of the FGL Merger, each issued and outstanding share of FGL common stock will be canceled and converted automatically into the right to receive $26.80 per share in cash, without interest, other than any shares of common stock owned by FGL as treasury stock or otherwise or owned by Anbang, AB Infinity or Merger Sub (which will be canceled and no payment will be made with respect thereto), shares of common stock granted pursuant to FGL’s equity plans and those shares of common stock with respect to appraisal rights under Delaware law are properly exercised and not withdrawn. The completion of the FGL Merger is subject to the satisfaction of a number of closing conditions, including the receipt of regulatory approvals from the Iowa Insurance Division, New York Department of Financial Services, Vermont Department of Financial Regulation, China Insurance Regulatory Commission, and the Committee on Foreign Investment in the United States (“CFIUS”). On November 25, 2015, FGL obtained the requisite approval for the FGL Merger from the Vermont Department of Financial Regulation. On March 14, 2016, FGL received notification from CFIUS that it had concluded all action under Section 721 of the Defense Production Act of 1950, as amended, and determined that there are no unresolved national security concerns with respect to the FGL Merger. In the event that the FGL Merger Agreement is terminated, under specified circumstances, FGL may be required to pay a termination fee to Anbang and its subsidiaries of $51.5.

At March 31, 2016, the Company determined that as a result of the FGL Merger Agreement, the Company’s ownership interest in FGL met the criteria established by ASC 360 to classify it as held for sale. The following table summarizes the major categories of assets and liabilities classified as held for sale in the accompanying Condensed Consolidated Balance Sheets at March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Assets
Investments, including loans and receivables from affiliates	$19,697.1	$19,206.7
Cash and cash equivalents	496.4	501.8
Accrued investment income	208.5	191.2
Reinsurance recoverable	3,511.7	3,578.7
Deferred tax assets	191.0	194.7
Properties	15.9	14.4
Deferred acquisition costs and value of business acquired, net	1,234.3	1,048.6
Other assets	212.6	248.4
Write-down of assets of business held for sale to fair value less cost to sell	(23.5)	—
Total assets held for sale	$25,544.0	$24,984.5
Liabilities
Insurance reserves	$23,018.8	$22,560.1
Debt	300.0	298.3
Accounts payable and other current liabilities	46.4	43.7
Other liabilities	622.9	518.8
Total liabilities held for sale	$23,988.1	$23,420.9
The balances included in the accompanying Condensed Consolidated Balance Sheets and in the table above reflect transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the closing of the FGL Merger. Such transactions are not eliminated to appropriately reflect the continuing operations and balances held for sale. As a result, adjustments to the carrying value of certain intercompany assets recorded by FGL, were reversed upon consolidation in the Company’s Condensed Consolidated Financial Statements.
Below is a summary of the impact of such intercompany balances in the accompanying Condensed Consolidated Balance Sheets:

	March 31, 2016	September 30, 2015
Assets
Funds withheld receivable	$993.0	$1,058.0
Other assets	15.6	15.9
Assets of business held for sale	1,618.7	1,769.8
Total assets	$2,627.3	$2,843.7
Liabilities
Insurance reserves	$1,170.8	$1,226.8
Debt	217.5	330.7
Accounts payable and other current liabilities	1.1	1.6
Other liabilities	12.7	11.0
Liabilities of business held for sale	1,225.2	1,273.6
Total liabilities	$2,627.3	$2,843.7
The carrying value of the Company’s interest in FGL was higher than the fair value less cost to sell based on the sales price at March 31, 2016 and as a result, the Company recorded a write-down of assets of business held for sale of $23.5 for the three and six months ended March 31, 2016.
In accordance with ASU 2014-08, the Company has determined that the FGL Merger Agreement represented a strategic shift for the Company and, accordingly, has presented the results of operations for FGL as discontinued operations in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes the components of Net (loss) income from discontinued operations in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2016 and 2015:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Revenues:
Insurance premiums	$16.2	$14.2	$31.6	$25.8
Net investment income (a)	226.7	207.6	448.9	416.0
Net investment (losses) gains	(41.7)	(33.4)	24.5	25.1
Insurance and investment product fees and other	31.7	22.1	60.5	41.9
Total revenues	232.9	210.5	565.5	508.8
Operating costs and expenses:
Benefits and other changes in policy reserves	188.1	171.9	369.0	395.6
Selling, acquisition, operating and general expenses	27.1	28.3	55.3	57.5
Impairments and bad debt expense	1.3	(0.4)	1.3	0.1
Amortization of intangibles	0.4	(3.0)	33.9	8.3
Total operating costs and expenses	216.9	196.8	459.5	461.5
Operating income	16.0	13.7	106.0	47.3
Interest expense	(5.9)	(5.9)	(11.8)	(11.8)
Other income (expense), net	2.5	(5.0)	2.5	(5.0)
Write-down of assets of business held for sale to fair value less cost to sell	(23.5)	—	(23.5)	—
Net (loss) income before income taxes	(10.9)	2.8	73.2	30.5
Income tax expense (benefit) (b)	2.2	(3.0)	121.9	7.7
Net (loss) income	(13.1)	5.8	(48.7)	22.8
Less: net income (loss) attributable to noncontrolling interest	1.8	(2.8)	11.2	0.5
Net (loss) income - attributable to controlling interest	$(14.9)	$8.6	$(59.9)	$22.3
(a) Included in the net investment income attributable to FGL is interest income of $1.2 and $0.6 for the three months ended March 31, 2016 and 2015, respectively and $2.3 and $2.3 for the six months ended March 31, 2016 and 2015, respectively, on debt instruments issued by entities consolidated by HRG as they will continue to exist following the closing of the FGL Merger. The corresponding interest expense is recorded in continuing operations in the accompanying Condensed Consolidated Statements of Operations.
(b) Included in the income tax expense for the six months ended March 31, 2016 was a $90.9 of net income tax expense related to the establishment of a deferred tax liability of $328.6 at March 31, 2016 as a result of classifying the Company’s ownership interest in FGL as held for sale. The deferred tax liability was partially offset by a $237.7 reduction of valuation allowance on HRG’s net operating and capital loss carryforwards expected to offset the FGL taxable gain at March 31, 2016. The remaining liability is expected to be offset by current year losses recognized in Continuing Operations except for $13.0 of estimated alternative minimum taxes.
Compass Asset Sale
As discussed in Note 1, Description of Business, on December 1, 2015, Compass completed the sale of its oil and gas interests located in the Holly, Waskom and Danville Fields in East Texas and North Louisiana. At closing, proceeds from the transaction, approximately $147.5, less estimated expenses of $1.9, were used primarily to reduce borrowings under the Compass Credit Agreement. Following the closing, pursuant to terms of the transaction agreement, Compass received an additional $4.5 in connection with resolving certain title and consent matters during the six months ended March 31, 2016. The Company accounted for the sale in accordance with ASC Topic 932, Property, Plant and Equipment: Extractive Activities - Oil and Gas and recorded a gain on sale of oil and natural gas assets of $105.6 for the six months ended March 31, 2016. The Holly, Waskom and Danville Fields did not represent all or substantially all of Compass full-cost method assets and, as a result, the operations associated with these assets were presented as continuing operations in the accompanying Condensed Consolidated Statements of Operations.

(5) Investments
The Company’s consolidated investments are summarized as follows:

	March 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Asset-based loans	$136.8	$—	$—	$136.8	$136.8
Other invested assets	2.5	—	—	2.5	2.5
Total Investments	$139.3	$—	$—	$139.3	$139.3

	September 30, 2015
	(As Adjusted)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Corporate fixed-maturity securities, available-for-sale	$14.1	$—	$—	$14.1	$14.1
Equity securities - held for trading	18.7	14.1	—	32.8	32.8
Asset-based loans	226.7	—	—	226.7	226.7
Other invested assets	5.3	—	—	5.3	5.3
Total Investments	$264.8	$14.1	$—	$278.9	$278.9
Asset-based Loans
As of March 31, 2016 and September 30, 2015, the Company’s portfolio of asset-based loans receivable originated by Salus and its co-lender Front Street consisted of the following:

	March 31, 2016	September 30, 2015
		(As Adjusted)
Asset-based loans, net of deferred fees, by major industry:
Apparel	$50.3	$66.0
Electronics	45.4	45.9
Jewelry	35.6	36.9
Manufacturing	29.9	32.7
Other	23.4	93.1
Total asset-based loans	184.6	274.6
Less: Allowance for credit losses	47.8	47.9
Total asset-based loans, net	$136.8	$226.7
The Company establishes its allowance for credit losses through a provision for credit losses based on Salus’ evaluation of the credit quality of its loan portfolio. The following table presents the activity in its allowance for credit losses for the three and six months ended March 31, 2016 and 2015:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Allowance for credit losses:
Balance at beginning of period	$43.7	$5.3	$47.9	$5.5
Provision for credit losses	6.7	68.5	15.1	68.3
Charge-offs	(2.6)	(51.1)	(15.2)	(51.1)
Balance at end of period	$47.8	$22.7	$47.8	$22.7
Credit Quality Indicators
Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of March 31, 2016 and September 30, 2015, there were ten and nine loans with a net carrying value of $104.0 and $79.8, respectively, considered delinquent by Salus and placed on non-accrual status. It is Salus’ policy to discontinue accruing interest when there is a reasonable doubt as to collectability in the normal course of business. Nonaccrual loans are considered impaired for reporting purposes and are individually evaluated for impairment.
During the three and six months ended March 31, 2016, the Company recognized charge-offs of $2.6 and $15.2, respectively. For the three and six months ended March 31, 2016, the Company recorded net increases (decreases) in the allowance for credit losses of $4.1 and $(0.1), respectively, for a total provision for credit losses of $6.7 and $15.1, respectively. The internal risk rating of two and four delinquent loans was categorized as doubtful during the three and six months ended March 31, 2016, respectively. Salus has assessed the adequacy of its allowance for credit losses and believes the level of allowance for credit losses to be adequate to mitigate inherent losses in the portfolio.
During the three and six months ended March 31, 2015, the Company recognized charge-offs of $51.1. For the three and six months ended March 31, 2015, the Company also recorded net decreases in the allowance for credit losses of $17.4 and $17.2, respectively, for a total provision for credit losses of $68.5 and $68.3, respectively. The internal risk rating of one delinquent loan was categorized as doubtful during the three and six months ended March 31, 2015.
During the fiscal year ended September 30, 2015, the bankruptcy court overseeing the Chapter 11 proceedings of RadioShack Corp. (“RadioShack”) approved the sale of 1,743 of the company’s stores to General Wireless Inc., an affiliate of Standard General LP. Salus was the lender under RadioShack’s $250.0 term loan placed in December 2013 with a net exposure to Salus and Front Street of $93.0 and $7.0, respectively, after giving effect to a $50.0 participation by FGL and a non-qualifying participation of $100.0 held by a third party. During the fiscal year ended September 30, 2015, the $100.0 held by a third party was repaid in full because this third party had the right of first out in the case of a bankruptcy under an intercreditor agreement with Salus. During the six months ended March 31, 2015, the Company recognized charge-offs of $51.1, excluding any charge-offs related to FGL’s participations which are included in “(Loss) income from discontinued operations, net of tax” in the accompanying Condensed Consolidated Statements of Operations; and an additional net increase in the provision of credit losses of $17.2 related to the loan with RadioShack. No additional changes to the provision for credit losses were recorded during the three and six months ended March 31, 2016. The extent to which Salus and Front Street will be able to recover amounts owed to them by RadioShack is dependent on a number of factors, including ongoing litigation. There can be no assurance of the amount that Salus and its affiliates will recover from the RadioShack loan.

	Internal Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2016	$12.1	$33.0	$17.1	$122.4	$184.6
September 30, 2015 (As Adjusted)	$69.0	$32.4	$74.0	$99.2	$274.6

(6) Derivatives
The fair value of outstanding derivatives recorded in the accompanying Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	March 31, 2016	September 30, 2015
			(As Adjusted)
Derivatives designated as hedging instruments:
Foreign exchange contracts	Receivables, net	$2.3	$5.2
Commodity swaps	Receivables, net	0.2	—
Commodity swaps	Other assets	0.1	—
Foreign exchange contracts	Other assets	0.1	0.4
Total asset derivatives designated as hedging instruments		2.7	5.6
Derivatives not designated as hedging instruments:
Call options	Funds withheld receivables	7.6	5.4
Call options	Other assets	2.5	1.0
Commodity contracts	Receivables, net	1.4	7.9
Foreign exchange contracts	Receivables, net	1.0	0.4
Total asset derivatives		$15.2	$20.3

Liability Derivatives	Classification	March 31, 2016	September 30, 2015
			(As Adjusted)
Derivatives designated as hedging instruments:
Interest rate swaps	Accounts payable and other current liabilities	$1.3	$1.4
Interest rate swaps	Other liabilities	0.8	1.2
Commodity swaps	Accounts payable and other current liabilities	1.8	4.7
Commodity swaps	Other liabilities	0.2	0.8
Foreign exchange contracts	Accounts payable and other current liabilities	4.2	1.5
Foreign exchange contracts	Other liabilities	0.3	—
Total liability derivatives designated as hedging instruments		8.6	9.6
Derivatives not designated as hedging instruments:
Embedded derivatives in Front Street's assumed FIA business	Insurance reserves	136.5	142.3
Foreign exchange	Accounts payable and other current liabilities	0.8	0.1
Commodity contracts	Accounts payable and other current liabilities	—	0.1
Total liability derivatives		$145.9	$152.1
For derivative instruments that are used to economically hedge the fair value of Spectrum Brands’ third party and intercompany foreign currency payments, commodity purchases and interest rate payments, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. The Company recognizes all derivative instruments as assets or liabilities in the accompanying Condensed Consolidated Balance Sheets at fair value.
The following table summarizes the impact of the effective portions of cash flow hedges and the gains and losses recognized in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2016 and 2015:

		Three months ended March 31,
		2016		2015
	Classification	Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings	Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings
Interest rate swaps	Interest expense	$(0.6)	$(0.5)	$(1.4)	$(0.5)
Commodity swaps	Cost of consumer products and other goods sold	1.8	(1.6)	(0.5)	(0.1)
Foreign exchange contracts	Net consumer and other product sales	—	—	(0.1)	—
Foreign exchange contracts	Cost of consumer products and other goods sold	(6.6)	2.8	11.3	7.6
		$(5.4)	$0.7	$9.3	$7.0

		Six months ended March 31,
		2016		2015
	Classification	Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings	Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings
Interest rate swaps	Interest expense	$(0.3)	$(1.0)	$(2.0)	$(0.9)
Commodity swaps	Cost of consumer products and other goods sold	0.8	(3.0)	(1.7)	0.3
Foreign exchange contracts	Net consumer and other product sales	(0.1)	—	—	—
Foreign exchange contracts	Cost of consumer products and other goods sold	(1.2)	4.9	20.8	12.4
		$(0.8)	$0.9	$17.1	$11.8

During the three and six months ended March 31, 2016 and 2015, the Company recognized the following gains and losses on its derivatives:

		Three months ended March 31,		Six months ended March 31,
Classification	Derivatives Not Designated as Hedging Instruments	2016	2015	2016	2015
Revenues:
Net investment gains	Call options	$(1.4)	$(0.5)	$0.5	$2.2
Other income and expense:
Benefits and other changes in policy reserves	Embedded derivatives in Front Street's assumed FIA business	$3.4	$1.1	$5.8	$(5.1)
Other income, net	Oil and natural gas commodity contracts	0.8	5.3	2.5	24.0
	Foreign exchange contracts	2.9	(5.7)	0.8	(7.4)
Additional Disclosures
Call options. Derivative financial instruments included within or outside of the funds withheld receivables at fair value in the accompanying Condensed Consolidated Balance Sheets are in the form of call options receivable to Front Street. Front Street hedges exposure to product related equity market risk by entering into derivative transactions. These options hedge Front Street’s share of the FIA index credit. The change in fair value is recognized within “Net investment gains” in the accompanying Condensed Consolidated Statements of Operations.
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
Interest Rate Swaps. When it deems appropriate, Spectrum Brands has used interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated other comprehensive loss (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest from the underlying debt to which the swap is designated. As of March 31, 2016 and September 30, 2015, Spectrum Brands had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300.0 through April 2017. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $0.8, net of tax. Spectrum Brands’ interest rate swaps at March 31, 2016 and September 30, 2015 were as follows:

	March 31, 2016		September 30, 2015
	Notional	Remaining Years	Notional	Remaining Years
Interest rate swaps - fixed	$300.0	1	$300.0	1.5
Foreign exchange contracts - cash flow hedges. Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange rates related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related cash flow hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related cash flow hedge is reclassified as an adjustment to “Net consumer and other product sales” or “Cost of consumer products and other goods sold”, respectively, in the accompanying Condensed Consolidated Statements of Operations. At March 31, 2016, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through September 2017. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $0.6, net of tax. At March 31, 2016 and September 30, 2015, Spectrum Brands had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $252.8 and $300.6, respectively.
Commodity swaps - cash flow hedges. Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At March 31, 2016, Spectrum Brands had a series of zinc and brass swap contracts outstanding through September 2017. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $0.8, net of tax. Spectrum Brands had the following commodity swap contracts outstanding as of March 31, 2016 and September 30, 2015:

	March 31, 2016		September 30, 2015
	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts (tons)	9.4	$18.0	10.8	$22.2
Brass swap contracts (tons)	1.0	4.4	1.8	8.5
Foreign exchange contracts - not designated as hedges for accounting purposes. Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on the foreign exchange contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At March 31, 2016, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through May 2016. At March 31, 2016 and September 30, 2015, Spectrum Brands had $262.4 and $126.8, respectively, of notional value for such foreign exchange derivative contracts outstanding.
Commodity Swaps - not designated as hedges for accounting purposes. Spectrum Brands periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The commodity swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the commodity swap contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the commodity swap contracts. The commodity swap contracts effectively fix the floating price on a specified quantity of silver through a specified date. At March 31, 2016, Spectrum Brands had a series of commodity swaps outstanding through August 2016. Spectrum Brands had the following commodity swap contracts outstanding as of March 31, 2016 and September 30, 2015:

	March 31, 2016		September 30, 2015
	Notional	Contract Value	Notional	Contract Value
Silver (troy oz.)	10	$0.2	25	$0.4
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
Settlements in the normal course of maturities of Derivative Financial Instruments result in cash receipts from, or cash disbursements to, Compass’ derivative contract counterparties. Changes in the fair value of Compass’ Derivative Financial Instruments, which includes both cash and non-cash changes in fair value, are included in “Net investment gains” in the accompanying Condensed Consolidated Statements of Operations with a corresponding increase or decrease in the Condensed Consolidated Balance Sheets fair value amounts.

The following table presents Compass’ volumes and fair value of the oil and natural gas Derivative Financial Instruments as of March 31, 2016 (presented on a calendar-year basis):

	Volume Mmbtus/Mbbls	Weighted average strike price per Mmbtu/Bbl	Fair Value at March 31, 2016
Natural gas two-way collars (April - December 2016)	2,750		$0.3
Short call		$2.77
Long put		2.15
Total natural gas	2,750		0.3

Oil three-way collars (April - December 2016)	138		1.1
Short call		$76.00
Long put		56.00
Short Put		42.00
Total oil	138		1.1
Total oil and natural gas Derivative Financial Instruments			$1.4
At September 30, 2015, Compass had outstanding Derivative Financial Instruments to mitigate price volatility covering 3,380 Billion British Thermal Units (“Mmbtus”) of natural gas and 273 Thousand Barrels (“Mbbls”) of oil. At March 31, 2016, the average forward NYMEX oil prices per Bbl for the next 12 months was $41.46, and the average forward NYMEX natural gas prices per Mmbtu for the next 12 months was $2.38. Compass’ Derivative Financial Instruments covered approximately 20% and 44% of production volumes for the three and six months ended March 31, 2016, respectively, and 38% and 55% of production volumes for the three and six months ended March 31, 2015, respectively.
Credit Risk
Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was insignificant as of March 31, 2016 and September 30, 2015.
Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. As of March 31, 2016 and September 30, 2015, there was $0.5 and $3.5, respectively, of posted cash collateral related to such liability positions. In addition, as of March 31, 2016 and September 30, 2015, Spectrum Brands had no posted standby letters of credit related to such liability positions. The cash collateral is included in “Receivables, net” within the accompanying Condensed Consolidated Balance Sheets.
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
Front Street is exposed to credit risk in the event of non-performance by its counterparties on call options. Front Street seeks to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, but there can be no assurance that Front Street will not suffer losses in the event of counterparty non-performance. No collateral was posted by its counterparties; accordingly, the maximum amount of loss due to credit risk that Front Street would incur if parties to the call options failed completely to perform according to the terms of the contracts is $2.5.
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

(7) Fair Value of Financial Instruments
The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	March 31, 2016				September 30, 2015
					(As Adjusted)
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Derivatives:
Call options	$—	$10.1	$—	$10.1	$—	$6.4	$—	$6.4
Foreign exchange contracts	—	3.4	—	3.4	—	6.0	—	6.0
Commodity contracts	—	1.7	—	1.7	—	7.9	—	7.9
Corporate fixed maturity securities AFS	—	—	—	—	—	—	14.1	14.1
Equity securities - trading	—	—	—	—	32.8	—	—	32.8
Other invested assets	—	—	—	—	—	—	2.8	2.8
Funds withheld receivables	73.9	1,531.6	73.9	1,679.4	45.8	1,579.9	84.4	1,710.1
Total financial assets	$73.9	$1,546.8	$73.9	$1,694.6	$78.6	$1,600.2	$101.3	$1,780.1
Liabilities
Front Street future policyholder benefit liability	$—	$—	$654.0	$654.0	$—	$—	$629.2	$629.2
Derivatives:
Embedded derivatives in Front Street's assumed FIA business	—	—	136.5	136.5	—	—	142.3	142.3
Commodity contracts	—	2.0	—	2.0	—	5.6	—	5.6
Interest rate contracts	—	2.1	—	2.1	—	2.6	—	2.6
Foreign exchange contracts	—	5.3	—	5.3	—	1.6	—	1.6
Total financial liabilities	$—	$9.4	$790.5	$799.9	$—	$9.8	$771.5	$781.3
Valuation Methodologies
Fixed Maturity Securities, Equity Securities and Other Invested Assets
The Company measures the fair value of its securities based on assumptions used by market participants in pricing the security. The appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company will then consistently apply the valuation methodology to measure the security’s fair value. The Company’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. The Company did not adjust prices received from third parties as of September 30, 2015. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
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
Front Street determines the discount rate based on the market yields on the underlying assets backing the liabilities plus a risk margin to reflect uncertainty and adjusts the discount rate to reflect the credit risk of Front Street. Policies are terminated through surrenders and maturities, where surrenders represent the voluntary terminations of policies by policyholders and maturities are determined by policy contract terms. Surrender assumptions are based upon cedant experience adjusted for expected future conditions. As of December 31, 2015, Front Street began discounting the liability cash flows by using the market yields on the underlying assets backing the liabilities plus a risk margin to reflect uncertainty and adjusts the discount rate to reflect the credit risk of Front Street. In prior periods, the discount rate was based on risk free rates plus non-performance spreads plus a risk margin and a factor to reflect own credit risk. The change in discount rate methodology reduced the fair value of the Front Street future policyholder benefit liability by $7.0 at December 31, 2015.
Derivatives
The fair values of the embedded derivatives in Front Street’s assumed FIA business are derived using market indices, pricing assumptions and historical data. The significant unobservable inputs used in the fair value measurement of the embedded derivatives in Front Street’s assumed FIA business are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at March 31, 2016 and September 30, 2015 was applied to the Annuity 2000 mortality tables. Significant increases (decreases) in the market value of option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher, respectively, fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
Compass evaluates derivative assets and liabilities in accordance with master netting agreements with the derivative counterparties, and reports them on a gross or net basis in the accompanying Condensed Consolidated Balance Sheets as determined by the nature of the trade with the counterparty. Net derivative asset values are determined primarily by quoted futures prices and utilization of the risk-free rate curves and net derivative liabilities are determined by utilization of the risk-free rate curve. The risk-free rates of Compass’ counterparties are based on the London Interbank Offered Rate (“LIBOR”) curve as of the end of the reporting period. Compass’ oil derivatives are swap contracts for notional Bbls of oil at fixed NYMEX WTI oil prices. The asset and liability values attributable to oil derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, and (iii) the applicable risk-free rate curve, as described above. Compass’ natural gas derivatives are swap contracts and three-way collar contracts for notional Mmbtus of natural gas at posted price indexes, including NYMEX HH swap contracts. The asset and liability values attributable to natural gas derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH for natural gas swaps, (iii) the applicable risk-free rate curve, as described above, and (iv) the implied rate of volatility inherent in the option contracts.
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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2016 and September 30, 2015 (as adjusted) were as follows:

	Fair Value at				Range (Weighted average)
Assets	March 31, 2016	September 30, 2015	Valuation Technique	Unobservable Input(s)	March 31, 2016	September 30, 2015
Corporate fixed maturity securities AFS	$—	$14.1	Broker-quoted	Offered quotes	—%	83%
Other invested assets	—	2.8	Discounted Cash Flow	Probability of collection	—%	50%
				Discount rate	—%	10%
Funds withheld receivables:
Fixed maturity and equity securities AFS	34.0	39.5	Matrix pricing	Quoted prices	100% - 122% (111%)	100% - 122% (112%)
Fixed maturity securities AFS	15.1	19.5	Discounted Cash Flow	Discount rate	6% - 13% (7%)	6% - 12% (8%)
Fixed maturity securities AFS	11.4	6.7	Broker-quoted	Offered quotes	94% - 107% (99%)	99% - 103% (101%)
Loan participations	4.7	9.7	Market pricing	Offered quotes	100%	100%
Policy loans	8.7	9.0	Loan value	Not applicable	100%	100%
Total	$73.9	$101.3
Liabilities
Front Street future policyholder benefit liability	$654.0	$629.2	Discounted cash flow	Non-performance risk spread	0.29% - 0.43%	0.16% - 0.46%
				Risk margin to reflect uncertainty	0.50% - 1.00%	0.50% - 1.00%
Embedded derivatives in Front Street's assumed FIA business	136.5	142.3	Discounted cash flow	Market value of option	0% - 24% (1%)	0% - 32% (1%)
				SWAP rates	1% - 2% (1%)	2%
				Mortality multiplier	80%	80%
				Surrender rates	0.50% - 75% (13%)	0.50% - 75% (13%)
				Non-performance risk spread	0.25%	0.25%
Total	$790.5	$771.5
The significant unobservable inputs used in the fair value measurement of the Front Street future policyholder benefit liability are non-performance risk spread and risk spread to reflect uncertainty. Significant increases (decreases) in non-performance risk spread and risk margin to reflect uncertainty would result in a lower (higher) fair value measurement.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended March 31, 2016 and 2015. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2016
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Funds withheld receivables	$74.8	$(0.3)	$—	$3.0	$(3.1)	$(0.5)	$—	$73.9
Total assets at fair value	$74.8	$(0.3)	$—	$3.0	$(3.1)	$(0.5)	$—	$73.9

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$629.0	$23.9	$—	$—	$—	$1.1	$—	$654.0
Embedded derivatives in Front Street's assumed FIA business	139.9	(3.4)	—	—	—	—	—	136.5
Total liabilities at fair value	$768.9	$20.5	$—	$—	$—	$1.1	$—	$790.5

	Six months ended March 31, 2016
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Corporate fixed maturity securities AFS	$14.1	$(0.5)	$—	$—	$(13.6)	$—	$—	$—
Other invested assets	2.8	2.7	—	—	—	(5.5)	—	—
Funds withheld receivables	84.4	(1.7)	—	8.1	(16.4)	(0.5)	—	73.9
Total assets at fair value	$101.3	$0.5	$—	$8.1	$(30.0)	$(6.0)	$—	$73.9

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$629.2	$20.2	$—	$—	$—	$4.6	$—	$654.0
Embedded derivatives in Front Street's assumed FIA business	142.3	(5.8)	—	—	—	—	—	136.5
Total liabilities at fair value	$771.5	$14.4	$—	$—	$—	$4.6	$—	$790.5

	Three months ended March 31, 2015
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.5	$5.5	$—	$—	$—	$—	$—	$47.0
Corporate fixed maturity securities AFS	15.8	—	—	—	—	—	—	15.8
Funds withheld receivables	65.2	0.2	—	12.0	(2.4)	—	—	75.0
Total assets at fair value	$122.5	$5.7	$—	$12.0	$(2.4)	$—	$—	$137.8

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$496.4	$22.4	$—	$73.6	$—	$(7.9)	$—	$584.5
Embedded derivatives in Front Street's assumed FIA business	157.0	(1.1)	—	—	—	—	—	155.9
Total liabilities at fair value	$653.4	$21.3	$—	$73.6	$—	$(7.9)	$—	$740.4

	Six months ended March 31, 2015
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.5	$5.5	$—	$—	$—	$—	$—	$47.0
Corporate fixed maturity securities AFS	16.3	—	(0.5)	—	—	—	—	15.8
Funds withheld receivables	59.4	0.1	—	22.0	(6.5)	—	—	75.0
Total assets at fair value	$117.2	$5.6	$(0.5)	$22.0	$(6.5)	$—	$—	$137.8

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$151.3	$22.6	$—	$420.5	$—	$(9.9)	$—	$584.5
Embedded derivatives in Front Street's assumed FIA business	150.8	5.1	—	—	—	—	—	155.9
Total liabilities at fair value	$302.1	$27.7	$—	$420.5	$—	$(9.9)	$—	$740.4
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 and no net transfers in or out of Level 3 for the three and six months ended March 31, 2016 and 2015.
Non-Recurring Fair Value Measurements
Goodwill, intangible assets and other long-lived assets are tested annually or if an event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3).

Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instrument assets and liabilities which are not measured at fair value in the accompanying Condensed Consolidated Balance Sheets are summarized as follows:

	March 31, 2016
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Other invested assets	$—	$—	$2.5	$2.5	$2.5
Asset-based loans	—	—	136.8	136.8	136.8
Total financial assets	$—	$—	$139.3	$139.3	$139.3

Liabilities (a)
Investment contracts, included in contractholder funds and other insurance reserves	$—	$—	$895.9	$895.9	$1,034.3
Total debt (b)	—	6,391.0	80.7	6,471.7	6,232.0
Total financial liabilities	$—	$6,391.0	$976.6	$7,367.6	$7,266.3

	September 30, 2015
	(As Adjusted)
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Other invested assets	$—	$—	$2.5	$2.5	$2.5
Asset-based loans	—	—	226.7	226.7	226.7
Total financial assets	$—	$—	$229.2	$229.2	$229.2

Liabilities (a)
Investment contracts, included in contractholder funds and other insurance reserves	$—	$—	$960.3	$960.3	$1,084.5
Total debt (b)	—	6,398.0	99.1	6,497.1	6,310.5
Total financial liabilities	$—	$6,398.0	$1,059.4	$7,457.4	$7,395.0
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
Valuation Methodology
Investment Contracts and Other Insurance Reserves
Investment contracts assumed from FGL by Front Street include deferred annuities, FIAs and immediate annuities. The fair value of deferred annuity and FIAs is based on their cash surrender value (which is the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. See “Funds Withheld Receivables and Future Policyholder Benefits Liability” section above for discussion of the calculation of the fair value of the insurance reserves.
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

(8) Goodwill and Intangibles
A summary of the changes in the carrying amounts of goodwill and intangible assets are as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	Total
Balance at September 30, 2015 (As Adjusted)	$2,487.4	$1,490.3	$990.0	$2,480.3
Adjustments	2.6	—	—	—
Less: Periodic amortization	—	—	(47.0)	(47.0)
Effect of translation	4.1	(2.6)	1.7	(0.9)
Balance at March 31, 2016	$2,494.1	$1,487.7	$944.7	$2,432.4
Goodwill and indefinite lived trade name intangibles are not amortized and are tested for impairment at least annually at the Company’s August financial period end, or more frequently if an event or circumstance indicates that an impairment loss may have been incurred between annual impairment tests.
Definite Lived Intangible Assets
The range and weighted average useful lives for definite lived intangible assets are as follows:

	March 31, 2016			September 30, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$987.8	$(276.0)	$711.8	$985.2	$(247.4)	$737.8
Technology assets	234.3	(85.4)	148.9	238.6	(78.1)	160.5
Trade names	165.4	(81.4)	84.0	165.4	(73.7)	91.7
	$1,387.5	$(442.8)	$944.7	$1,389.2	$(399.2)	$990.0
At March 31, 2016, the range and weighted average useful lives for definite-lived intangibles assets were as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 to 20 years	18.5 years
Technology assets	4 to 18 years	11.1 years
Trade names	8 to 17 years	16.2 years
Amortization expense for definite lived intangible assets for the three months ended March 31, 2016 and 2015 was $23.4 and $21.2, respectively, and $47.0 and $41.7 for the six months ended March 31, 2016 and 2015, respectively. Excluding the impact of any future acquisitions or change in foreign currency, the Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows:

Fiscal Year	Estimated Amortization Expense
2016	$93.9
2017	93.0
2018	86.2
2019	85.1
2020	84.9

(9) Debt
The Company’s consolidated debt consists of the following:

	March 31, 2016		September 30, 2015
	Amount	Rate	Amount	Rate	Interest rate
			(As Adjusted)
HRG
7.875% Senior Secured Notes, due July 15, 2019	$864.4	7.9%	$864.4	7.9%	Fixed rate
7.75% Senior Unsecured Notes, due January 15, 2022	890.0	7.8%	890.0	7.8%	Fixed rate
Spectrum Brands
Term Loan, due June 23, 2022	1,220.8	3.5%	1,226.9	3.9%	Variable rate, see below
CAD Term Loan, due June 23, 2022	57.2	4.5%	55.7	4.4%	Variable rate, see below
Euro Term Loan, due June 23, 2022	257.5	3.5%	255.8	3.5%	Variable rate, see below
6.375% Senior Notes, due November 15, 2020	520.0	6.4%	520.0	6.4%	Fixed rate
6.625% Senior Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	Fixed rate
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	Fixed rate
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	Fixed rate
Revolver Facility, expiring June 23, 2020	175.0	3.2%	—	—%	Variable rate, see below
Other notes and obligations	10.4	12.4%	11.2	10.2%	Various
Obligations under capitalized leases	111.8	5.5%	88.2	5.7%	Various
Compass
Compass Credit Agreement, due February 14, 2018	160.0	3.7%	327.0	3.0%	Variable rate, see below
HGI Energy
9.0% HGI Energy Note to FGL*, due February 14, 2021	50.0	9.0%	50.0	9.0%	Fixed rate
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	40.4	—%	40.4	—%	Variable rate, see below
Long-term debt of consolidated variable-interest entity with FGL*	165.0	5.5%	274.0	3.9%	Variable rate, see below
Unaffiliated secured borrowings under non-qualifying loan participations	8.8	10.5%	8.8	10.5%	Fixed rate
Secured borrowings under non-qualifying loan participations with FGL*	—	—%	4.2	4.5%	Variable rate, see below
Promissory note to FGL*	2.5	5.3%	2.5	5.3%	Fixed rate
Total	6,353.8		6,439.1
Original issuance discounts on debt, net of premiums	(25.0)		(25.7)
Less unamortized debt issue costs	(96.8)		(102.9)
Total debt	6,232.0		6,310.5
Less current maturities and short-term debt	46.0		45.1
Non-current portion of debt	$6,186.0		$6,265.4
* The debt balances included in the accompanying Condensed Consolidated Balance Sheets and in the table above reflect transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the close of the FGL Merger. Such transactions are not eliminated in the Condensed Consolidated Financial Statements in order to appropriately reflect the continuing operations and balances held for sale.
Spectrum Brands
Interest terms
Certain of Spectrum Brands’ debt instruments are subject to variable interest rates. At March 31, 2016, Spectrum Brands’ variable interest rate terms were as follows: (i) for the U.S. dollar denominated term loan facility (the “USD Term Loan”), either adjusted LIBOR, subject to a 0.75% floor, plus 2.75% per annum, or base rate plus 1.75% per annum; (ii) for the Canadian dollar (“CAD”) denominated term loan facility (the “CAD Term Loan”), either Canadian Dollar Offered Rate, subject to a 0.75% floor plus 3.5% per annum, or base rate plus 2.5% per annum; (iii) for the Euro denominated term loan facility (the “Euro Term Loan”), Euro Interbank Offered Rate, subject to a 0.75% floor, plus 2.75% per annum, with no base rate option available; and (iv) for the revolving credit facility (the “Revolver Facility”), either adjusted LIBOR plus 2.75% per annum or base rate plus 1.75% per annum. As a result of borrowings and payments under the Revolver Facility, at March 31, 2016, the Company had borrowing availability of $300.4, net outstanding letters of credit of $24.6.

Compass
As of March 31, 2016, Compass had $160.0 of outstanding indebtedness under the Compass Credit Agreement. The borrowing base is redetermined semi-annually, with Compass and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. The interest rate grid ranges from LIBOR plus 269 bps to 369 bps (or Alternate Base Rate (“ABR”) plus 475 bps to 575 bps), depending on the percentages of drawn balances to the borrowing base as defined in the agreement. On March 31, 2016, the one month LIBOR was 0.4% which resulted in an interest rate of approximately 3.7%.
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
Concurrently with such amendment, HRG’s wholly-owned subsidiary, HGI Funding, LLC (“HGI Funding”), determined to amend its guarantee in order to continue to provide a guarantee (the “Initial Guarantee”) of a limited portion of the debt under the Compass Credit Agreement until the date of Compass’ next borrowing base redetermination (expected to be on or about May 16, 2016) and committed to make a debt or equity contribution to Compass on the date of such redetermination in an amount to be determined based on the amount of the borrowing base at such time. HGI Funding’s aggregate obligations in connection with the Initial Guarantee through the May 2016 borrowing base redetermination date are not to exceed $30.0. The guarantee was also amended to provide that HGI Funding may elect to guaranty an additional portion of the debt under the Compass Credit Agreement (the “Optional Guarantee”) in order to cure defaults under the Consolidated Leverage Ratio on any test date through September 30, 2016. HGI Funding will be required to make a debt or equity contribution to Compass in the amount of the Optional Guarantee (if any) within eleven business days of the delivery of Compass' compliance certificate under the Compass Credit Agreement for the period ending September 30, 2016. The secured amount is secured by a pledge of assets chosen by the Company that may consist of a combination of cash and marketable securities with a determined value equal to the maximum secured amount then applicable. In measuring the determined value of the pledged assets, cash is valued at 100.0% and marketable securities are valued at 33.3% of fair market value thereafter (measured as the 20 day average close price of such marketable securities). As of March 31, 2016, the Company had no amounts in the Optional Guarantee. As of March 31, 2016, $160.0 was drawn under the Compass Credit Agreement. The Compass Credit Agreement matures on February 14, 2018.
On December 23, 2015, Compass received the consent of the lenders under the Compass Credit Agreement to delay the delivery of Compass’ unqualified audited financial statements for the fiscal year ending September 30, 2015 until March 31, 2016. Such financial statements had previously been required to be delivered within 90 days following the end of such fiscal year.
On March 29, 2016, Compass entered into a further amendment to the terms of the Compass Credit Agreement that included a modification of the Applicable Spread (as defined in the Compass Credit Agreement) whereby (i) the ABR Spread (as defined in the Compass Credit Agreement) was increased from a range of 0.75%-1.75%, based on the Borrowing Base Usage (as defined in the Compass Credit Agreement), to a spread of 1.25%-2.25% and (ii) the Eurodollar spread was increased from a range of 1.75%-2.75% to a range of 2.25%-3.25%. Additionally, the commitment fee was raised to 0.50% at all Borrowing Base Usage levels, up from 0.375% when the Borrowing Base Usage was less than 50.0%. The amendment further provided for a redetermination of Compass’ borrowing base on or about May 16, 2016 with scheduled redeterminations to begin December 1, 2016 and proceed every June 1 and December 1 thereafter.  Finally, the amendment included a limited waiver of the event of default that would have occurred due to the existence of a going concern qualification in the audited consolidated financial statements of Compass for the fiscal year ended September 30, 2015.
As of March 31, 2016, Compass was in good standing under the covenants specified in the Compass Credit Agreement, as amended. The expiration date of the Initial Guarantee occurs upon the closing of Compass’ scheduled borrowing base redetermination on or about May 16, 2016. The expiration date of the Optional Guarantee occurs upon the making of all required payments on the Optional Guarantee payment date. Compass is presently current on all obligations related to the Compass Credit Agreement.
HGI Energy
In February 2013, in connection with the Company’s acquisition of an interest in Compass, HGI Energy entered into note purchase agreements, one of which was with FGL for $50.0 notional aggregate principal amount due February 14, 2021 (the “HGI Energy Note to FGL”). The HGI Energy Note to FGL earns interest at 9.0% per annum, payable semi-annually in arrears on January 1 and July 1. The HGI Energy Note to FGL is subordinated in seniority to the Compass Credit Agreement.
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

Salus also reflects a secured borrowing owing to the co-lender representing their share in the undivided whole loan. As of March 31, 2016 and September 30, 2015, Salus had $8.8 of such secured borrowings to unaffiliated co-lenders outstanding related to non-qualifying “participating interests”. As of March 31, 2016, Salus had no secured borrowings under non-qualifying loan participation with FGL and as of September 30, 2015, the balance was $4.2.
In February 2013, September 2013 and February 2015, Salus completed a collateralized loan obligation (“CLO”) securitization of up to $578.5 notional aggregate principal amount. At March 31, 2016 and September 30, 2015, the outstanding notional aggregate principal amount was $248.6 and $357.7, respectively, of which $40.4 was taken up by unaffiliated entities and consisted entirely of subordinated debt, and $165.0 and $274.0 was taken up by FGL and included in Assets of business held for sale in the accompanying Condensed Consolidated Balance Sheets. The obligations of the securitization is secured by the assets of the Variable Interest Entity (“VIE”), primarily asset-based loan receivables, and at March 31, 2016 carried a variable interest rate ranging from LIBOR plus 2.4% to LIBOR plus 11.5% for the senior tranches. The subordinated tranches carry residual interest subject to maintenance of certain covenants. Due to losses incurred in the CLO, at March 31, 2016 and September 30, 2015, the CLO was not accruing interest on the subordinated debt.
In February 2015, Salus signed a $2.5 Senior Secured promissory note with FGL originally due on May 29, 2015, which has been extended to May 27, 2016 with fixed interest of 5.3% to be paid semi-annually.

(10) Stock-Based Compensation
The Company recognized consolidated stock-based compensation expense of $25.0 and $19.9 during the three months ended March 31, 2016 and 2015, respectively, and $40.0 and $34.0 during the six months ended March 31, 2016 and 2015, respectively. Stock-based compensation expense is principally included in “Selling, acquisition, operating and general expenses” in the accompanying Condensed Consolidated Statements of Operations.
A summary of stock options outstanding as of March 31, 2016 and related activity during the six months then ended are as follows (option amounts in thousands):

	HRG
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2015	4,770	$9.25	$3.70
Granted	28	13.93	5.07
Exercised	(401)	8.07	3.12
Stock options outstanding at March 31, 2016	4,397	9.39	3.77
Stock options vested and exercisable at March 31, 2016	3,347	8.40	3.37
Stock options outstanding and expected to vest	4,397	9.39	3.77
A summary of restricted stock, restricted stock units and performance restricted stock units outstanding as of March 31, 2016 and related activity during the six months then ended, under HRG and Spectrum Brands are as follows (share amounts in thousands):

	HRG
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock outstanding at September 30, 2015	4,283	$11.74
Granted	99	13.93
Exercised/Released	(2,305)	10.93
Nonvested restricted stock outstanding at March 31, 2016	2,077	12.74

	HRG		Spectrum Brands
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2015	42	$12.33	608	$87.50
Granted	6	13.93	572	94.73
Vested/Exercised	—	—	(528)	86.54
Forfeited or Expired	—	—	(64)	91.67
Restricted stock units outstanding at March 31, 2016	48	12.52	588	94.95

A summary of warrants outstanding as of March 31, 2016 and related activity during the six months then ended, under HRG‘s incentive plan are as follows (share amounts in thousands):

	HRG
Warrants	Units	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Warrants outstanding at September 30, 2015	1,800	$13.13	$3.22
Warrants outstanding at March 31, 2016	1,800	13.13	3.22
Warrants vested and exercisable at March 31, 2016	600	13.13	3.22
Warrants outstanding and expected to vest	1,200	13.13	3.22
HRG
During the six months ended March 31, 2016, HRG granted stock option awards, restricted stock awards and restricted stock unit awards representing approximately 28 thousand, 99 thousand and 6 thousand shares, respectively. HRG granted no stock option awards, restricted stock units or restricted stock awards during the three months ended March 31, 2016. All of these grants are time based, and vest either immediately, or over a period of up to 3 years. The total fair value of the stock grants during the six months ended March 31, 2016 on their respective grant dates was approximately $1.6. During the six months ended March 31, 2016, stock option awards and restricted stock awards with a total fair value of $30.3 vested. The total intrinsic value of share options exercised during the six months ended March 31, 2016 was $2.1, for which HRG received cash of $3.2 in settlement.
During the six months ended March 31, 2015, HRG granted stock option awards, restricted stock awards and restricted stock unit awards representing approximately 822 thousand, 1,885 thousand and 6 thousand shares, respectively. HRG granted no stock option awards, restricted stock units or restricted stock awards during the three months ended March 31, 2015. All of these grants are time based, and vest either immediately, or over a period of up to 3 years. The total fair value of the stock grants during the six months ended March 31, 2015 on their respective grant dates was approximately $29.6. During the six months ended March 31, 2015, stock option awards and restricted stock awards with a total fair value of $26.2 vested. The total intrinsic value of stock options exercised during the six months ended March 31, 2015 was $2.2, for which HRG received cash of $1.9 in settlement.
Under HRG’s executive bonus plan for the fiscal year ending September 30, 2016, executives will be paid in cash, stock, stock options and restricted stock shares. The equity grants are expected to be granted in the first quarter of the fiscal year ending September 30, 2017, and to vest, either immediately, or between 1 and 3 years from the grant date.
As of March 31, 2016, there was approximately $9.8 of total unrecognized compensation cost related to unvested share-based compensation agreements previously granted, which is expected to be recognized over a weighted-average period of 1.17 years.
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
The following assumptions were used in the determination of these grant date fair values for options awarded using the Black-Scholes option pricing model:

Six months ended March 31,
	2016	2015
Risk-free interest rate	1.65% to 1.74%	1.58% to 1.87%
Assumed dividend yield	—%	—%
Expected option term	5.0 to 5.5 years	5.0 to 6.5 years
Volatility	37.4% to 37.9%	38.0% to 39.0%
The weighted-average remaining contractual term of outstanding stock option awards and warrants at March 31, 2016 was 7.18 years.
Spectrum Brands
Spectrum Brands granted restricted stock units representing approximately 130 thousand and 572 thousand shares during the three and six months ended March 31, 2016, respectively. Of these grants, 190 thousand restricted stock units vested immediately and 48 thousand restricted stock units are time-based and vest within a period of 1 year. The remaining 334 thousand that are both performance and time-based and vest over a period of up to 2 years. The total market value of the restricted stock units on the dates of the grants was approximately $54.2. The remaining unrecognized pre-tax compensation cost related to restricted stock units at March 31, 2016 was $40.2.
Spectrum Brands granted restricted stock units representing approximately 296 thousand and 529 thousand shares during the three and six months ended March 31, 2015, respectively. The 529 thousand restricted stock units granted during the six months ended March 31, 2015 included 133 thousand restricted stock units vested immediately and 132 thousand restricted stock units are time-based and vest over a period of 1 to 3 years. The remaining 264 thousand restricted stock units are performance and time-based and vest over a period of up to 2 years. The total market value of the restricted shares on the date of the grant was approximately $47.8. The remaining unrecognized pre-tax compensation cost related to restricted stock units at March 31, 2015 was $48.6.
The fair value of restricted stock units are determined based on the market price of Spectrum Brands’ common stock on the grant date.

(11) Income Taxes
For the three and six months ended March 31, 2016, the Company’s effective tax rate of 43.4% and 16.6%, respectively, differed from the expected U.S. statutory tax rate of 35% and was impacted by the change in judgement in the realizability on a portion of Spectrum Brand’s U.S. net operating loss carryforwards that were previously recorded with valuation allowance and recognition of tax benefits on current year losses from the Energy and Corporate and Other segments in the U.S. The Company determined that a portion of the current year losses related to the Energy and Corporate and Other segments are more likely than not to be realized based on the expected taxable gain from the FGL Merger. The increase in tax expense for the three months ended March 31, 2016 was principally due to an increase in current year losses from our Corporate and Other segments in the U.S. that are not more likely than not to be realized.
In December 2015, Spectrum Brands received a ruling from the Internal Revenue Service which resulted in approximately $88.0 of U.S. net operating losses (“NOL”) being restored. The ruling created additional U.S. deferred tax assets and valuation allowance during the three and six months ended March 31, 2016. During the three months ended March 31, 2016, Spectrum Brands determined it is more likely than not its U.S. deferred tax assets will be used to reduce taxable income, except for tax attributes subject to ownership change limitations, capital losses, and certain state operating losses and credits that will expire unused. Spectrum Brands estimates the total unused tax benefits are approximately $209.0 and has projected to release approximately $84.0 of valuation allowance during the year ending September 30, 2016. Since the release is expected to be realized as a result of ordinary income in the fiscal year ending September 30, 2016, the entire $84.0 is included in the calculation of the estimated annual effective tax rate for the current year.
For the three and six months ended March 31, 2015, the Company’s effective tax rate of 0.3% and (1.4)%, respectively, differed from the expected U.S. statutory tax rate of 35% and was impacted by pretax losses including book valuation impairments and bad debt expense in our Energy and Asset Management segments in the U.S. and certain pretax losses from foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not to be realized, resulting in the recording of valuation allowances. The six months ended March 31, 2015 included recognition of a nonrecurring net income tax benefit of $12.3 attributable to tax impact related to the impairment of certain Frederick’s of Hollywood Inc. (“FOH”) indefinite lived intangible assets. Due to the indefinite life of these assets for book purposes, the related deferred tax liability was not regarded as a source of taxable income to support the realization of deferred tax assets. Consequently, the impairment recorded resulted in a reduction to the deferred tax liability previously recorded.
The majority of NOL, capital loss and tax credit carryforwards of HRG and Spectrum Brands have historically been subject to valuation allowances, as the Company concluded that all or a portion of the related tax benefits are not more-likely-than-not to be realized. Utilization of a portion of the NOL, capital loss and tax credit carryforwards of HRG and Spectrum Brands are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations resulted from ownership changes of more than 50 percentage points over a three-year period. The consummation of the FGL Merger is expected to result in the reversal of a significant portion of the Company’s valuation allowance previously recorded against tax attribute carryforwards that are expected to be realized against the taxable gain.

(12) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (share amounts in thousands):

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Net loss from continuing operations attributable to controlling interest	$(19.9)	$(236.9)	$(8.8)	$(360.4)
Net (loss) income from discontinued operations attributable to controlling interest	(14.9)	8.6	(59.9)	22.3
Net loss attributable to controlling interest	$(34.8)	$(228.3)	$(68.7)	$(338.1)

Participating common shares at end of period	198,521	196,672	198,521	196,672

Net loss attributable to common shares - basic and diluted	$(34.8)	$(228.3)	$(68.7)	$(338.1)

Weighted-average common shares outstanding - basic	198,521	196,860	198,076	197,583
Weighted-average shares outstanding - diluted	198,521	196,860	198,076	197,583

Net loss per common share attributable to controlling interest:
Basic loss from continuing operation	$(0.10)	$(1.20)	$(0.05)	$(1.82)
Basic (loss) income from discontinued operations	(0.08)	0.04	(0.30)	0.11
Basic	$(0.18)	$(1.16)	$(0.35)	$(1.71)

Diluted loss from continuing operation	$(0.10)	$(1.20)	$(0.05)	$(1.82)
Diluted (loss) income from discontinued operations	(0.08)	0.04	(0.30)	0.11
Diluted	$(0.18)	$(1.16)	$(0.35)	$(1.71)
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of HRG common stock outstanding, excluding unvested restricted stock.
The following were excluded from the calculation of “diluted net loss per common share attributable to controlling interest” because the as-converted effect of the unvested restricted stock and stock units, stock options and warrants would have been anti-dilutive (share amounts in thousands):

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Unvested restricted stock and restricted stock units	1,501	3,092	2,130	2,861
Stock options	1,040	1,316	1,172	1,393
Out of the money warrants	1,800	3,000	1,800	3,000

(13) Commitments and Contingencies
The Company has aggregate accruals for its legal, environmental and regulatory matters of approximately $9.3 at March 31, 2016, of which $5.0 relates to liabilities of business held for sale. These accruals relate primarily to the matters described below. In addition, the Company and its subsidiaries are involved in other litigation and claims arising out of their prior businesses and arising in the ordinary course out of their current businesses, which include, among other things, indemnification and other claims and litigations involving HRG’s and its subsidiaries’ business practices, transactions, workers compensation matters, environmental matters, and personal injury claims. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned accruals and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.
Legal and Environmental Matters
HRG
HRG was named as a nominal defendant, and members of its Board were named as defendants in a purported class and derivative action filed in March 2014 by Haverhill Retirement System (“Plaintiff”) in the Delaware Court of Chancery (the “Court”). Harbinger Capital Partners LLC and certain of its affiliated funds (“HCP”) and Leucadia National Corporation (“Leucadia”), each a stockholder of HRG, were also named as defendants in the complaint. The complaint alleged, among other things, that the defendants breached their fiduciary duties in connection with transactions involving Leucadia. On January 7, 2016, the Court approved a stipulation under which the Plaintiff agreed to dismiss the action. HRG has paid the Plaintiff’s counsel $0.2 in attorney’s fees and expenses and the Plaintiff has dismissed its action against the defendants.
HRG was named as a nominal defendant, and members of its Board were named as defendants, in a derivative action filed in December 2010 by Alan R. Kahn in the Delaware Court of Chancery. HCP was also named as a defendant. The plaintiff alleged that HRG's acquisition of HCP’s shares of Spectrum Brands in exchange for shares of common stock of HRG from HRG was financially unfair to HRG and its public stockholders, and sought unspecified damages and the rescission of the transaction. On November 24, 2015, the parties filed a Stipulation of Settlement with the Court (“Settlement”).  The Settlement was approved by the court on February 4, 2016, and the action was dismissed. Pursuant to the terms of the Settlement, HCP and the Company’s insurer paid a total of $3.8 into a settlement fund that will, net of distribution and notice costs and the fee and expense award to plaintiff's counsel, be distributed to stockholders of the Company other than stockholders affiliated with HCP, the members of the Company's board of directors at the time of the challenged transaction and certain other persons. HRG will not contribute any payment to the settlement fund.
Spectrum Brands
Spectrum Brands is a defendant in various other matters of litigation generally arising out of the ordinary course of business. Spectrum Brands does not believe that the resolution of any other matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
Spectrum Brands has accrued approximately $4.3 for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability that may result from resolution of these matters in excess of the amounts provided for will not have a material adverse effect on the financial condition, results of operations or cash flows of Spectrum Brands. Spectrum Brands is subject to various federal, state and local environmental laws and regulations. Spectrum Brands believes it is in substantial compliance with all such environmental laws that are applicable to its operations.
FGL (business held for sale)
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
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At March 31, 2016, FGL has accrued $3.0 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $3.0.
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
On July 5, 2013, Plaintiff Eddie L. Cressy filed a putative class Complaint captioned Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al. in the Superior Court of California, County of Los Angeles (the “LA Court”), Case No. BC-514340. The Complaint was filed after the Plaintiff was unable to maintain an action in federal court. The Complaint asserts, inter alia, that the Plaintiff and members of the putative class relied on Defendants’ advice in purchasing allegedly unsuitable equity-indexed insurance policies.
On January 2, 2015, the LA Court entered final judgment in Cressy, certifying the class for settlement purposes, and approving the class settlement reached on April 4, 2014. On August 10, 2015, FGL tendered $1.3 to the settlement administrator for a claim review fund. The Company implemented an interest enhancement feature for certain policies as part of the class settlement, which enhancement began on October 12, 2015. On December 11, 2015, the parties filed a joint motion to amend the January 2, 2015 final order and judgment, to extend the deadline for settlement completion from January 28, 2016 to October 24, 2016.

At March 31, 2016, FGL estimated the total cost for the settlement, legal fees and other costs related to Cressy would be $9.2, with a liability for the unpaid portion of the estimate of $1.4. FGL has incurred and paid $4.6 related to legal fees and other costs and $3.3 related to settlement costs as of March 31, 2016. Based on the information currently available FGL does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued.
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri, captioned Dale R. Ludwick, on behalf of herself and all others similarly situated (“Plaintiff Ludwick”) v. Harbinger Group Inc. (HRG’s former corporate name), FGL Insurance, Raven Re, and Front Street Cayman (the “Defendants”). The complaint alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), requested injunctive and declaratory relief, sought unspecified compensatory damages for the putative class in an amount not specified, treble damages, and other relief, and claims Plaintiff Ludwick overpaid for her annuity. On April 13, 2015, the Defendants filed a joint motion to dismiss the complaint. On February 12, 2016, the District Court granted the Defendants’ joint motion to dismiss. On March 3, 2016, Plaintiff Ludwick filed a notice of appeal.
As of March 31, 2016, HRG and FGL did not have sufficient information to determine whether FGL is exposed to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $1.5, which was accrued during the six months ended March 31, 2016.
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
Guarantees
HGI Funding has an agreement with FGL to guarantee, subject to certain terms and in the event of nonperformance by the third party borrowers and Salus, the fulfillment of accumulated foreign exchange losses recoverable under one loan originated by Salus that is denominated in CAD. At March 31, 2016 and September 30, 2015, Salus’ obligation to FGL related to such foreign exchange losses was $10.8 and $10.7, respectively.
See Note 9, Debt for details of the limited unconditional and irrevocable guarantee that was provided by HGI Funding for certain of the payment obligations under the Compass Credit Agreement.
Unfunded Asset Based Lending Commitments
Salus and FGL have unfunded investment commitments as of March 31, 2016 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years.
Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At March 31, 2016, the notional amount of unfunded, legally binding lending commitments was approximately $39.1, of which $31.8 expires in 1 year or less, and the remainder expires between 1 and 5 years.
FGL has unfunded investment commitments of $147.8 as of March 31, 2016.

(14) Related Party Transactions
In connection with a March 2014 transaction by and among funds affiliated with HCP and Leucadia, HCP sold to Leucadia 23.0 million shares of HRG common stock and transferred a portion of its rights under an existing registration rights agreement.
On October 7, 2015, FGL entered into an engagement letter (the “Engagement Letter”) with Jefferies LLC (“Jefferies”) pursuant to which Jefferies agreed (on a non-exclusive basis) to provide financial advisory services to FGL in connection with a transaction involving a merger or other similar transaction with respect to at least a majority of the capital stock of FGL. Jefferies is a wholly owned subsidiary of Leucadia, which through subsidiaries beneficially owns more than 10% of HRG’s outstanding shares of common stock. HRG is also a party to the Engagement Letter. Under the Engagement Letter, Jefferies is entitled to receive a fee which represents a percentage of the value of the transaction, plus reimbursement for all reasonable out-of-pocket expenses incurred by Jefferies in connection with their engagement. FGL has also agreed to indemnify Jefferies for certain liabilities in connection with their engagement. HRG is required to reimburse FGL for compensation paid by FGL to Jefferies under certain circumstances. Specifically, if compensation to Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG (and not other stockholders of FGL), HRG will reimburse FGL for the full amount of such compensation. If compensation to Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG and a disposition of not more than 50% of the shares of FGL held by stockholders of FGL other than HRG, HRG will reimburse FGL for its pro rata portion of such compensation (based on its relative number of shares compared to those held by stockholders of FGL other than HRG).
On October 9, 2015, HGI Funding entered into a stock purchase agreement, by and among HGI Funding, HC2 Holdings, Inc. (“HC2”) and the purchasers party thereto, whereby HGI Funding sold its remaining equity interest in HC2 at a price of $7.50 per share for an aggregate purchase price of $35.1. Jefferies agreed to purchase 1.2 million shares in the transaction at a purchase price of $7.50 per share. In addition, Mr. Falcone purchased 540.0 thousand shares in the transaction through an HCP fund, at a purchase price of $7.50 per share.
On October 23, 2015, Front Street Cayman sold bonds issued by Phoenix Life Insurance Company and received approximately $14.0 in aggregate proceeds from the sale. Jefferies acted as the principal in the transaction.
FGL has invested in CLO securities issued by Fortress Credit Opportunities III CLO LP (“FCO III”) and also invested in securities issued by Fortress Credit BSL Limited (“Fortress BSL”). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC (“Fortress”), which has acquired interests greater than 10% ownership in HRG as of March 31, 2016. The collateral managers of both FCO III and Fortress BSL are affiliates of funds managed by affiliates of Fortress. Such CLOs had an aggregate total carrying value of $183.1 and $182.6 as of March 31, 2016 and September 30, 2015, respectively. The Company’s net investment income from such securities was $2.0 and $4.0 for the three and six months ended March 31, 2016, respectively, and $1.9 and $3.9 for the three and six months ended March 31, 2015, respectively.

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
The following schedules present the Company’s segment information for the three and six months ended March 31, 2016 and 2015:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Revenues:
Consumer Products	$1,209.6	$1,067.0	$2,428.4	$2,134.8
Insurance	39.6	(38.9)	29.6	(4.4)
Energy	9.5	26.0	26.3	60.3
Asset Management	1.6	5.1	7.6	13.1
Intersegment elimination	9.2	65.1	11.1	43.2
Consolidated segment revenues	1,269.5	1,124.3	2,503.0	2,247.0
Corporate and Other	—	19.5	—	40.5
Total revenues	$1,269.5	$1,143.8	$2,503.0	$2,287.5

Operating income (loss):
Consumer Products	$148.5	$88.4	$291.0	$204.0
Insurance	(1.8)	(56.3)	(1.8)	(50.7)
Energy	(26.7)	(161.3)	(91.2)	(356.3)
Asset Management	(9.2)	(67.3)	(18.3)	(68.5)
Intersegment elimination	13.2	43.9	(5.8)	27.7
Total segment operating income (loss)	124.0	(152.6)	173.9	(243.8)
Corporate and Other and eliminations	(8.2)	(24.5)	(22.8)	(148.3)
Consolidated operating income (loss)	115.8	(177.1)	151.1	(392.1)
Interest expense	(95.8)	(81.1)	(193.3)	(157.5)
Gain on sale of oil and gas properties	—	—	105.6	—
Gain upon gaining control of equity method investment	—	—	—	141.2
Other income, net	0.5	14.1	1.6	46.9
Income (loss) from continuing operations before income taxes	20.5	(244.1)	65.0	(361.5)
Income tax expense (benefit)	8.9	(0.8)	10.8	5.2
Net income (loss) from continuing operations	11.6	(243.3)	54.2	(366.7)
(Loss) income from discontinued operations, net of tax	(13.1)	5.8	(48.7)	22.8
Net (loss) income	(1.5)	(237.5)	5.5	(343.9)
Less: Net income (loss) attributable to noncontrolling interest	33.3	(9.2)	74.2	(5.8)
Net loss attributable to controlling interest	$(34.8)	$(228.3)	$(68.7)	$(338.1)

	Six months ended March 31,
Net change in cash due to continuing operating activities	2016	2015
Consumer Products	$(144.5)	$(180.3)
Insurance	(9.1)	(5.4)
Energy	(11.5)	7.4
Asset Management	(10.3)	(12.9)
Intersegment elimination	82.5	29.9
Net change in cash due to segment operating activities	(92.9)	(161.3)
Net change in cash due to corporate and other operating activities	(92.1)	(140.2)
Consolidated change in cash due to continuing operating activities	$(185.0)	$(301.5)

(16) Consolidating Financial Information
The following schedules present the Company’s accompanying Condensed Consolidated Balance Sheets information at March 31, 2016 and September 30, 2015, and accompanying Condensed Consolidated Statements of Operations information for the six months ended March 31, 2016 and 2015. These schedules present the individual segments of the Company and their contribution to the Condensed Consolidated Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, some of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.
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

HRG Group, Inc. - Condensed Consolidating Balance Sheets Information

March 31, 2016	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Assets:
Investments	$—	$6.1	$—	$134.8	$—	$—	$(1.6)	$139.3
Investments in subsidiaries and affiliates	—	12.0	—	—	2,067.5	—	(2,079.5)	—
Affiliated loans and receivables	—	23.2	—	1.0	0.3	—	(24.5)	—
Cash and cash equivalents	133.3	33.0	8.3	51.6	239.4	—	—	465.6
Funds withheld receivables	—	1,709.1	—	—	—	—	(29.7)	1,679.4
Receivables, net	635.9	18.7	6.6	0.8	0.3	—	—	662.3
Inventories, net	924.4	—	—	—	—	—	—	924.4
Deferred tax assets	9.3	23.4	—	0.1	249.1	—	17.9	299.8
Properties, including oil and natural gas properties, net	528.9	—	133.7	0.9	1.2	—	—	664.7
Goodwill	2,483.4	—	—	10.7	—	—	—	2,494.1
Intangibles	2,432.4	—	—	—	—	—	—	2,432.4
Other assets	115.4	12.8	1.4	1.1	1.7	—	16.7	149.1
Assets of business held for sale	—	—	—	—	—	25,544.0	—	25,544.0
Total assets	$7,263.0	$1,838.3	$150.0	$201.0	$2,559.5	$25,544.0	$(2,100.7)	$35,455.1

Liabilities and Equity:
Insurance reserves	$—	$1,686.5	$—	$—	$—	$—	$138.3	$1,824.8
Debt	4,103.8	—	159.1	43.5	1,708.0	—	217.6	6,232.0
Accounts payable and other current liabilities	786.2	6.6	11.3	3.7	37.7	—	2.0	847.5
Employee benefit obligations	82.8	—	—	—	4.8	—	—	87.6
Deferred tax liabilities	563.8	—	—	—	340.6	—	(8.8)	895.6
Other liabilities	22.9	5.5	21.9	8.7	3.3	—	9.3	71.6
Affiliated debt and payables	—	0.2	102.2	202.8	—	—	(305.2)	—
Liabilities of business held for sale	—	—	—	—	—	23,988.1	—	23,988.1
Total liabilities	5,559.5	1,698.8	294.5	258.7	2,094.4	23,988.1	53.2	33,947.2
Total stockholders’ equity	959.2	139.5	(144.3)	(60.1)	465.1	1,259.6	(2,153.9)	465.1
Noncontrolling interests	744.3	—	(0.2)	2.4	—	296.3	—	1,042.8
Total permanent equity	1,703.5	139.5	(144.5)	(57.7)	465.1	1,555.9	(2,153.9)	1,507.9
Total liabilities and equity	$7,263.0	$1,838.3	$150.0	$201.0	$2,559.5	$25,544.0	$(2,100.7)	$35,455.1

September 30, 2015 (As Adjusted)	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Assets:
Investments	$—	$23.7	$—	$223.9	$32.8	$—	$(1.5)	$278.9
Investment in subsidiaries and affiliates	—	10.6	—	—	2,014.7	—	(2,025.3)	—
Affiliated loans and receivables	—	31.1	—	1.1	0.1	—	(32.3)	—
Cash and cash equivalents	247.9	18.0	34.2	94.7	300.4	—	—	695.2
Funds withheld receivables	—	1,743.8	—	—	—	—	(33.7)	1,710.1
Receivables, net	586.6	25.6	19.1	0.7	0.8	—	0.1	632.9
Inventories, net	780.8	—	—	—	—	—	—	780.8
Deferred tax assets	9.3	23.6	—	0.2	3.9	—	14.2	51.2
Properties, including oil and natural gas properties, net	507.1	—	288.9	1.1	1.3	—	—	798.4
Goodwill	2,476.7	—	—	10.7	—	—	—	2,487.4
Intangibles	2,480.3	—	—	—	—	—	—	2,480.3
Other assets	105.1	7.4	1.1	2.1	1.5	—	17.1	134.3
Assets of business held for sale	—	—	—	—	—	24,984.5	—	24,984.5
Total assets	$7,193.8	$1,883.8	$343.3	$334.5	$2,355.5	$24,984.5	$(2,061.4)	$35,034.0

Liabilities and Equity:
Insurance reserves	$—	$1,731.9	$—	$—	$—	$—	$124.1	$1,856.0
Debt	3,905.9	—	325.9	42.9	1,705.1	—	330.7	6,310.5
Accounts payable and other current liabilities	993.0	5.4	33.6	7.7	53.7	—	2.2	1,095.6
Employee benefit obligations	88.1	—	—	—	4.8	—	—	92.9
Deferred tax liabilities	572.6	—	—	—	1.9	—	—	574.5
Other liabilities	27.3	7.1	39.1	10.3	3.3	—	8.4	95.5
Affiliated debt and payables	—	—	102.2	313.1	—	—	(415.3)	—
Liabilities of business held for sale	—	—	—	—	—	23,420.9	—	23,420.9
Total liabilities	5,586.9	1,744.4	500.8	374.0	1,768.8	23,420.9	50.1	33,445.9
Total stockholders’ equity	900.4	139.4	(157.2)	(41.8)	586.7	1,270.7	(2,111.5)	586.7
Noncontrolling interests	706.5	—	(0.3)	2.3	—	292.9	—	1,001.4
Total permanent equity	1,606.9	139.4	(157.5)	(39.5)	586.7	1,563.6	(2,111.5)	1,588.1
Total liabilities and equity	$7,193.8	$1,883.8	$343.3	$334.5	$2,355.5	$24,984.5	$(2,061.4)	$35,034.0

HRG Group, Inc. - Condensed Consolidating Statements of Operations Information

Six months ended March 31, 2016	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Revenues:
Net consumer and other product sales	$2,428.4	$—	$—	$—	$—	$—	$—	$2,428.4
Oil and natural gas	—	—	26.3	—	—	—	—	26.3
Net investment income	—	1.5	—	6.7	—	—	28.8	37.0
Net investment gains	—	28.1	—	—	—	—	(20.9)	7.2
Insurance and investment product fees and other	—	—	—	0.9	—	—	3.2	4.1
Total revenues	2,428.4	29.6	26.3	7.6	—	—	11.1	2,503.0
Operating costs and expenses:
Cost of consumer products and other goods sold	1,524.9	—	—	—	—	—	—	1,524.9
Oil and natural gas direct operating costs	—	—	26.3	—	—	—	—	26.3
Benefits and other changes in policy reserves	—	28.2	—	—	—	—	15.6	43.8
Selling, acquisition, operating and general expenses	565.5	3.2	15.6	10.8	22.8	—	1.2	619.1
Impairments and bad debt expense	—	—	75.6	15.1	—	—	0.1	90.8
Amortization of intangibles	47.0	—	—	—	—	—	—	47.0
Total operating costs and expenses	2,137.4	31.4	117.5	25.9	22.8	—	16.9	2,351.9
Operating income (loss)	291.0	(1.8)	(91.2)	(18.3)	(22.8)	—	(5.8)	151.1
Equity in net income of subsidiaries	—	—	—	—	23.7	—	(23.7)	—
Interest expense	(115.9)	—	(3.7)	—	(71.4)	—	(2.3)	(193.3)
Affiliated interest expense	—	—	(4.5)	(3.4)	0.3	—	7.6	—
Gain on sale of oil and gas properties	—	—	105.6	—	—	—	—	105.6
Other income, net	(4.3)	—	2.3	0.9	3.0	—	(0.3)	1.6
Income (loss) from continuing operations before income taxes	170.8	(1.8)	8.5	(20.8)	(67.2)	—	(24.5)	65.0
Income tax expense (benefit)	21.8	(1.8)	—	—	1.5	—	(10.7)	10.8
Net income (loss) from continuing operations	149.0	—	8.5	(20.8)	(68.7)	—	(13.8)	54.2
(Loss) income from discontinued operations, net of tax	—	—	—	—	—	(48.7)	—	(48.7)
Net (loss) income	149.0	—	8.5	(20.8)	(68.7)	(48.7)	(13.8)	5.5
Less: Net income (loss) attributable to noncontrolling interest	63.0	—	—	—	—	11.2	—	74.2
Net loss attributable to controlling interest	$86.0	$—	$8.5	$(20.8)	$(68.7)	$(59.9)	$(13.8)	$(68.7)

Six months ended March 31, 2015	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Revenues:
Net consumer and other product sales	$2,134.8	$—	$—	$—	$40.5	$—	$—	$2,175.3
Oil and natural gas	—	—	60.3	—	—	—	—	60.3
Net investment income	—	5.9	—	13.1	—	—	24.9	43.9
Net investment gains	—	(10.3)	—	—	—	—	15.1	4.8
Insurance and investment product fees and other	—	—	—	—	—	—	3.2	3.2
Total revenues	2,134.8	(4.4)	60.3	13.1	40.5	—	43.2	2,287.5
Operating costs and expenses:
Cost of consumer products and other goods sold	1,389.9	—	—	—	29.1	—	—	1,419.0
Oil and natural gas operating costs	—	—	43.8	—	—	—	—	43.8
Benefits and other changes in policy reserves	—	41.8	—	—	—	—	8.5	50.3
Selling, acquisition, operating and general expenses	499.2	4.5	36.2	19.0	99.5	—	2.0	660.4
Impairments and bad debt expense	—	—	336.6	62.6	60.2	—	5.0	464.4
Amortization of intangibles	41.7	—	—	—	—	—	—	41.7
Total operating costs and expenses	1,930.8	46.3	416.6	81.6	188.8	—	15.5	2,679.6
Operating income (loss)	204.0	(50.7)	(356.3)	(68.5)	(148.3)	—	27.7	(392.1)
Equity in net loss of subsidiaries	—	—	—	—	(201.7)	—	201.7	—
Interest expense	(93.6)	—	(4.4)	—	(56.3)	—	(3.2)	(157.5)
Affiliated interest expense	—	—	(4.5)	(14.0)	(2.6)	—	21.1	—
Gain upon gaining control of equity method investment	—	—	141.2	—	—	—	—	141.2
Other income, net	(3.9)	—	24.0	(1.5)	36.5	—	(8.2)	46.9
Income (loss) from continuing operations before income taxes	106.5	(50.7)	(200.0)	(84.0)	(372.4)	—	239.1	(361.5)
Income tax expense (benefit)	28.6	(17.7)	—	—	(13.3)	—	7.6	5.2
Net income (loss) from continuing operations	77.9	(33.0)	(200.0)	(84.0)	(359.1)	—	231.5	(366.7)
(Loss) income from discontinued operations, net of tax	—	—	—	—	—	22.8	—	22.8
Net (loss) income	77.9	(33.0)	(200.0)	(84.0)	(359.1)	22.8	231.5	(343.9)
Less: Net income (loss) attributable to noncontrolling interest	32.4	—	(0.5)	(17.2)	(21.0)	0.5	—	(5.8)
Net loss attributable to controlling interest	$45.5	$(33.0)	$(199.5)	$(66.8)	$(338.1)	$22.3	$231.5	$(338.1)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of HRG Group, Inc. (“HRG,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”) should be read in conjunction with our unaudited Condensed Consolidated Financial Statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of HRG which was included with our annual report filed on Form 10-K with the Securities and Exchange Commission (the “SEC”) on November 20, 2015 (the “Form 10-K”). Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part II — Other Information” of this report. You should consider our forward-looking statements in light of our unaudited Condensed Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the SEC. In this Quarterly Report on Form 10-Q we refer to the three and six months ended March 31, 2016 as the “Fiscal 2016 Quarter” and the “Fiscal 2016 Six Months”, respectively, and the three and six months ended March 31, 2015 as the “Fiscal 2015 Quarter” and the “Fiscal 2015 Six Months”, respectively.
HRG Overview
We are a diversified holding company focused on owning businesses that we believe can, in the long term, generate sustainable free cash flows or attractive returns on investments. As of March 31, 2016, our principal operations were conducted through subsidiaries that offer branded consumer products and related businesses (Spectrum Brands Holdings, Inc., “Spectrum Brands”); insurance and reinsurance services (Fidelity & Guaranty Life, “FGL” and Front Street Re (Delaware) Ltd., “Front Street”); financing and asset management services (Salus Capital Partners, LLC, (“Salus”), Energy & Infrastructure Capital, LLC (“EIC”) and CorAmerica Capital, LLC (“CorAmerica”)) and own and operate oil and natural gas properties (HGI Energy Holdings, LLC (“HGI Energy”), the Company’s wholly-owned subsidiary, Compass Production GP, LLC (“Compass GP”) and its respective subsidiaries (collectively, “Compass”). We also own 97.9% of Zap.Com Corporation (“Zap.Com”), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate. From time to time, we may manage a portion of our available cash and engage in other activities through our wholly-owned subsidiary, HGI Funding, LLC (“HGI Funding”).
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
On November 8, 2015, Anbang Insurance Group Co., Ltd., a joint-stock insurance company established in the People’s Republic of China (“Anbang”), AB Infinity Holding, Inc., a wholly-owned subsidiary of Anbang (“AB Infinity”), and AB Merger Sub, Inc., a wholly-owned subsidiary of AB Infinity (“Merger Sub”), entered into a definitive merger agreement (the “FGL Merger Agreement” and such merger, the “FGL Merger”) to acquire FGL for $26.80 per share. As a result of the FGL Merger Agreement, as of March 31, 2016, our ownership interest in FGL has been classified as held for sale in the Condensed Consolidated Balance Sheets and FGL’s operations were classified as discontinued operations in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows and reported separately for all periods presented. Prior to the transaction, FGL was included in our Insurance segment. As a result of classifying FGL as held for sale, all segmented information has been adjusted to exclude FGL from the Insurance segment. See Note 4, Divestitures to the Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.

Energy Segment
The Energy segment represents our 100% ownership of HGI Energy and controlling interest in Compass. Compass is an owner and operator of conventional oil and natural gas properties in East Texas and North Louisiana. Compass seeks to generate stable cash flows over time. Given the inherent decline in the production potential of its existing asset base, Compass’ indebtedness and the continued declines in commodity prices, Compass may also pursue a variety of strategies to generate cash flows and reduce its leverage, including pursuing acquisitions, dispositions, other strategic transactions and the issuance of debt and equity securities.
Asset Management Segment
Our Asset Management segment includes the activities of our asset-based lender, Salus, and our asset managers, EIC and CorAmerica.
Through Salus, we are a provider of asset-based loans to the middle market across a variety of industries. During the fiscal year 2015, Salus’ loans were funded through capital commitments from Salus’ equity, funds committed by FGL and Front Street Re (Cayman) Ltd. (“Front Street Cayman”), a wholly-owned subsidiary of Front Street, as participants and funds committed by Salus’ collateralized loan obligation (“CLO”) securitization. As of March 31, 2016, Salus, along with its co-lender Front Street Cayman, have funded loans totaling $184.6 million aggregate principal amount outstanding on a consolidated basis. As of March 31, 2016, $115.2 million of Salus’ loans were non-performing and the loan loss allowance established for these loans was $45.1 million. During the fiscal year ended September 30, 2015, following certain organizational changes at Salus, Salus determined to focus its efforts primarily on monitoring, servicing and collecting its existing loans and not to underwrite any new loans. Salus may, however, pursue other opportunities that it may consider strategically advantageous or complimentary to its efforts to collect its existing loans. It is expected that Salus’ operations will significantly diminish as it collects on the loans in its portfolio.
CorAmerica is a commercial real estate lender which originates and acquires both senior and subordinated mortgage loans for commercial and multi-family properties located in the U.S. CorAmerica originates and acquires loans on various types of income-producing properties, including apartments, industrial properties, manufactured housing, mixed-use properties, office buildings and retail properties. CorAmerica manages commercial mortgage loans, as well as fixed-income assets based on its assessment of risk-adjusted returns and inefficiencies in the marketplace.
EIC is a debt capital investment manager focused on direct lending to companies in the North America energy and infrastructure sectors. EIC seeks to provide customized financing solutions by bringing together capital, domain expertise and investment experience to structure customized financing solutions.

Highlights for the Fiscal 2016 Quarter and the Fiscal 2016 Six Months
Significant Transactions and Activity

•
On November 8, 2015, Anbang entered into the FGL Merger Agreement. Pursuant to this agreement, Anbang, through its subsidiaries, will acquire all of the outstanding shares of FGL at closing. Stockholders of FGL will receive $26.80 per share in cash at closing. At the date of the transaction, the Company owned 47 million shares, or 80.4% of FGL.

•
During the Fiscal 2016 Six Months, Compass completed the sale of its Holly, Waskom, and Danville assets (the “Compass Sold Assets”) to Indigo Resources LLC (the “Buyer”) for total cash consideration of $152.0 million, pursuant to the Purchase Agreement entered into with the Buyer as previously announced on October 9, 2015 (the “Compass Asset Sale”). Proceeds were primarily used to reduce Compass’ borrowings under its existing credit facility (the “Compass Credit Agreement”).

•	During the Fiscal 2016 Six Months, Compass reduced its borrowing under the Compass Credit Agreement from $327.0 million to $160.0 million, a reduction of $167.0 million.

•
During the Fiscal 2016 Six Months, our Energy segment recorded impairments to its oil and natural gas properties of $75.6 million based on the ceiling test limitation under the full cost method of accounting. The impairments were primarily due to the decline in oil and natural gas prices.

Key financial highlights

•
Basic and diluted net loss from continuing operations attributable to common stockholders for the Fiscal 2016 Quarter was $0.10 per basic and diluted common share attributable to controlling interest, compared to basic and diluted net loss from continuing operations attributable to common stockholders of $1.20 per basic and diluted common share attributable to controlling interest in the Fiscal 2015 Quarter.

•	We ended the quarter with corporate cash and investments of approximately $237.4 million (primarily held at HRG and HGI Funding).

•
Our Consumer Products segment’s operating income for the Fiscal 2016 Quarter increased $60.1 million, or 68.0%, to $148.5 million from $88.4 million for the Fiscal 2015 Quarter. Our Consumer Products segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA - Consumer Products”) increased by $70.5 million, or 44.3%, to $229.6 million versus the Fiscal 2015 Quarter. The increase in operating income and Adjusted EBITDA - Consumer Products was primarily driven by higher profitability in the businesses acquired during the fiscal year 2015: Armored AutoGroup Parent Inc. (“AAG”); IAMS and Eukanuba brands (“European IAMS and Eukanuba”); and Salix Animal Health LLC (“Salix”), coupled with higher sales and margins in the home and garden product line due to increased demand for animal repellents and household insect controls driven by the Zika virus. Adjusted EBITDA margin represented 19.0% of sales as compared to 14.9% in the Fiscal 2015 Quarter.

•
Our Insurance segment’s operating loss for the Fiscal 2016 Quarter was $1.8 million compared to $56.3 million for the Fiscal 2015 Quarter. The decrease in operating loss was primarily due to credit impairment losses on intercompany investments recorded in the Fiscal 2015 Quarter.

•
Our Energy segment’s operating loss for the Fiscal 2016 Quarter was $26.7 million compared to $161.3 million in the Fiscal 2015 Quarter. The decrease in operating loss was primarily driven by lower ceiling test impairments recorded in the Fiscal 2016 Quarter, partially offset by decreased revenues as a result of lower oil and natural gas prices. The Energy segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA - Energy”) for the Fiscal 2016 Quarter was a loss of $0.6 million, a decrease of $6.1 million from the Fiscal 2015 Quarter. The decrease was primarily attributable to the decrease in average sales prices and volume during the Fiscal 2016 Quarter.

•
Our Asset Management segment recorded an operating loss of $9.2 million for the Fiscal 2016 Quarter compared to $67.3 million for the Fiscal 2015 Quarter. The decrease in operating loss was mainly as a result of decreases in impairments and bad debt expenses, which were mainly associated with the impairment that was recorded in the Fiscal 2015 Quarter on a loan to RadioShack Corporation (“RadioShack”) which filed for bankruptcy in February 2015.

•
During the Fiscal 2016 Six Months, we received cash dividends of approximately $30.9 million from our subsidiaries, including $24.3 million, $6.2 million and $0.4 million from Spectrum Brands, FGL and CorAmerica, respectively, which does not give effect to the net impact from interest payments made by HRG on behalf of our Energy segment with respect to certain intercompany notes issued by HGI Energy.

Results of Operations
Fiscal 2016 Quarter and Fiscal 2016 Six Months Compared to the Fiscal 2015 Quarter and Fiscal 2015 Six Months
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Revenues:
Consumer Products	$1,209.6	$1,067.0	$142.6	$2,428.4	$2,134.8	$293.6
Insurance	39.6	(38.9)	78.5	29.6	(4.4)	34.0
Energy	9.5	26.0	(16.5)	26.3	60.3	(34.0)
Asset Management	1.6	5.1	(3.5)	7.6	13.1	(5.5)
Intersegment elimination	9.2	65.1	(55.9)	11.1	43.2	(32.1)
Consolidated segment revenues	1,269.5	1,124.3	145.2	2,503.0	2,247.0	256.0
Corporate and Other	—	19.5	(19.5)	—	40.5	(40.5)
Total revenues	$1,269.5	$1,143.8	$125.7	$2,503.0	$2,287.5	$215.5
Operating income (loss):
Consumer Products	$148.5	$88.4	$60.1	$291.0	$204.0	$87.0
Insurance	(1.8)	(56.3)	54.5	(1.8)	(50.7)	48.9
Energy	(26.7)	(161.3)	134.6	(91.2)	(356.3)	265.1
Asset Management	(9.2)	(67.3)	58.1	(18.3)	(68.5)	50.2
Intersegment elimination	13.2	43.9	(30.7)	(5.8)	27.7	(33.5)
Total segment operating income (loss)	124.0	(152.6)	276.6	173.9	(243.8)	417.7
Corporate and Other and eliminations	(8.2)	(24.5)	16.3	(22.8)	(148.3)	125.5
Consolidated operating income (loss)	115.8	(177.1)	292.9	151.1	(392.1)	543.2
Interest expense	(95.8)	(81.1)	(14.7)	(193.3)	(157.5)	(35.8)
Gain on sale of oil and gas properties	—	—	—	105.6	—	105.6
Gain upon gaining control of equity method investment	—	—	—	—	141.2	(141.2)
Other income, net	0.5	14.1	(13.6)	1.6	46.9	(45.3)
Income (loss) from continuing operations before income taxes	20.5	(244.1)	264.6	65.0	(361.5)	426.5
Income tax expense (benefit)	8.9	(0.8)	9.7	10.8	5.2	5.6
Net income (loss) from continuing operations	11.6	(243.3)	254.9	54.2	(366.7)	420.9
(Loss) income from discontinued operations, net of tax	(13.1)	5.8	(18.9)	(48.7)	22.8	(71.5)
Net (loss) income	(1.5)	(237.5)	236.0	5.5	(343.9)	349.4
Less: Net income (loss) attributable to noncontrolling interest	33.3	(9.2)	42.5	74.2	(5.8)	80.0
Net loss attributable to controlling interest	$(34.8)	$(228.3)	$193.5	$(68.7)	$(338.1)	$269.4
Revenues. Revenues for the Fiscal 2016 Quarter increased $125.7 million, or 11.0%, to $1,269.5 million from $1,143.8 million for the Fiscal 2015 Quarter. Revenues for the Fiscal 2016 Six Months increased $215.5 million, or 9.4%, to $2,503.0 million from $2,287.5 million for the Fiscal 2015 Six Months.
The increases were primarily due to growth from acquisitions and organic sales from our Consumer Products segment, coupled with an increase in fair value of the funds withheld receivables with third parties in the Insurance segment due to lower interest rates and tighter credit spreads. These increases were partially offset by negative impact of foreign exchange in the Consumer Product segment and lower sales in the Energy segment as a result of the decrease in oil and natural gas prices.
Consolidated operating income (loss). Consolidated operating income for the Fiscal 2016 Quarter increased $292.9 million, or 165.4%, to $115.8 million from an operating loss of $177.1 million for the Fiscal 2015 Quarter. Consolidated operating income for the Fiscal 2016 Six Months increased $543.2 million, or 138.5%, to $151.1 million from an operating loss of $392.1 million for the Fiscal 2015 Six Months.
The increases were primarily due to increased profitability in our Consumer Product segment as a result of the acquisitions of AAG, European IAMS and Eukanuba and Salix during the fiscal year ended September 30, 2015; lower ceiling test impairments in the Energy segment; credit impairment losses recorded in the Insurance and Asset Management segments mainly associated with the impairment of a loan to RadioShack that was recorded in the Fiscal 2015 Quarter; and impairments of goodwill and intangibles due to a change in view of the strategic direction of Frederick’s of Hollywood Inc. (“FOH”) recognized in the Fiscal 2015 Six Months.
Interest Expense. Interest expense increased $14.7 million to $95.8 million for the Fiscal 2016 Quarter from $81.1 million for the Fiscal 2015 Quarter. Interest expense increased $35.8 million to $193.3 million for the Fiscal 2016 Six Months from $157.5 million for the Fiscal 2015 Six Months. The increases were primarily due to higher overall debt levels in the Consumer Products segment and Corporate and Other segment.
Gain on sale of oil and gas properties. The Compass Asset Sale resulted in a gain on sale of oil and gas properties of $105.6 million for the Fiscal 2016 Six Months.
Other income, net. Other income decreased $13.6 million to $0.5 million for the Fiscal 2016 Quarter from $14.1 million for the Fiscal 2015 Quarter. Other income decreased $45.3 million to $1.6 million for the Fiscal 2016 Six Months from $46.9 million for the Fiscal 2015 Six Months. The decrease was primarily due to a decrease in gains on oil and natural gas derivatives as a result of lower volume of oil production hedged coupled with unrealized gains on the investment in HC2 Holdings Inc. and gain on contingent purchase price reduction of $5.5 million that was recorded during the Fiscal 2015 Quarter and Fiscal 2015 Six Months, partially offset by lower foreign exchange losses for the Fiscal 2016 Quarter and Fiscal 2016 Six Months.
Income Taxes. For the Fiscal 2016 Quarter and the Fiscal 2016 Six Months, our effective tax rate of 43.4% and 16.6%, respectively, differed from the expected U.S. statutory tax rate of 35% and was impacted by change in judgement in the realizability on a portion of Spectrum Brand’s U.S. net operating loss carryforwards that were previously recorded with valuation allowance and recognition of tax benefits on a portion of current year losses from our Energy and Corporate and Other segments in the U.S. The Company determined that a portion of the current year losses related to our Energy and Corporate and Other segments are more-likely-than-not to be realized based on the expected taxable gain from the FGL Merger. The increase in tax expense for the Fiscal 2016 Quarter was principally due to an increase in current year losses from our Corporate and Other segments in the U.S. that are not more likely than not to be realized.
In December 2015, Spectrum Brands received a ruling from the Internal Revenue Service which resulted in approximately $88.0 million of U.S. net operating losses being restored. The ruling created additional U.S. deferred tax assets and valuation allowance during the Fiscal 2016 Quarter and the Fiscal 2016 Six Months. During the Fiscal 2016 Quarter, Spectrum Brands determined it is more likely than not its U.S. deferred tax assets will be used to reduce taxable income, except for tax attributes subject to ownership change limitations, capital losses, and certain state operating losses and credits that will expire unused. Spectrum Brands estimates the total unused tax benefits are approximately $209.0 million and has projected to release approximately $84.0 million of valuation allowance during the fiscal year ending September 30, 2016. Since the release is expected to be realized as a result of ordinary income in the fiscal year ending September 30, 2016, the entire $84.0 million is included in the calculation of the estimated annual effective tax rate for the current year.
For the Fiscal 2015 Quarter and the Fiscal 2015 Six Months, our effective tax rate of 0.3% and (1.4)%, respectively, differed from the expected U.S. statutory tax rate of 35% and was impacted by pretax losses including book revaluation impairments and bad debt expense in our Energy and Asset Management segments in the U.S. and certain pretax losses from foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not to be realized, resulting in the recording of valuation allowances. The Fiscal 2015 Six Months included recognition of a nonrecurring net income tax benefit of $12.3 million attributable to the tax impact related to the impairment of certain FOH’s indefinite lived intangible assets. Due to the indefinite life of these assets for book purposes, the related deferred tax liability was not regarded as a source of taxable income to support the realization of deferred tax assets. Consequently, the impairment recorded resulted in a reduction to the deferred tax liability previously recorded.
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
(Loss) income from discontinued operations, net of tax. Discontinued operations include FGL’s results from operations that were previously reported in the Insurance segment. Net loss from discontinued operations, net of tax for the Fiscal 2016 Quarter was $13.1 million, a decrease from a net income of $5.8 million for the Fiscal 2015 Quarter. The $18.9 million decrease in net income from discontinued operations was primarily driven by a $23.5 million write down of the asset held for sale to its fair value less cost to sell.
Net loss from discontinued operations, net of tax for the Fiscal 2016 Six Months was $48.7 million, a decrease from a net income of $22.8 million for the Fiscal 2015 Six Months. The $71.5 million decrease in net income from discontinued operations was driven primarily by a $90.9 million net income tax expense related to the establishment of a deferred tax liability of $328.6 million as a result of classifying our ownership interest in FGL as held for sale, partially offset by a $237.7 million reduction of valuation allowance on HRG’s net operating and capital loss carryforwards expected to offset the FGL taxable gain; as well as a $23.5 million write-down of the asset held for sale to its fair value less cost to sell.
The decrease in income from discontinued operations was partially offset by an increase in net income from FGL of $42.9 million, net of an increase in income tax expense of $23.3 million. The increase in FGL’s pre-tax net income was primarily driven by (i) higher net investment income of $32.9 million recorded by FGL as a result of higher average assets under management and increased net investment spread; (ii) decrease in credit impairment losses of $35.0 million related to the impairment of a loan to RadioShack that was recorded in the Fiscal 2015 Six Months; and (iii) an increase in insurance and investment product fees of $18.6 million as a result of steady fixed indexed annuity sales growth over the past year. These increases were partially offset by a $25.6 million increase in amortization expense primarily due to higher gross margins as a result of the increases in net investment income and decrease in credit impairments due to the factors discussed above.
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

Consumer Products Segment
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Net consumer and other product sales	$1,209.6	$1,067.0	$142.6	$2,428.4	$2,134.8	$293.6
Cost of consumer products and other goods sold	746.8	692.3	54.5	1,524.9	1,389.9	135.0
Consumer products segment gross profit	462.8	374.7	88.1	903.5	744.9	158.6
Selling, acquisition, operating and general expenses	290.9	265.1	25.8	565.5	499.2	66.3
Amortization of intangibles	23.4	21.2	2.2	47.0	41.7	5.3
Operating income - Consumer Products segment	$148.5	$88.4	$60.1	$291.0	$204.0	$87.0
Revenues. Net consumer products sales for the Fiscal 2016 Quarter increased $142.6 million, or 13.4%, to $1,209.6 million from $1,067.0 million for the Fiscal 2015 Quarter. The increase in net consumer product sales in the Fiscal 2016 Quarter was primarily due to the impact of the acquisition of AAG that accounted for $119.5 million, as well as organic growth in sales in home and garden control products, hardware and home improvement products, consumer batteries, personal care products, and global pet supplies products lines. These increases were partially offset by the negative impact of foreign exchange of $32.1 million and a decrease in small appliances sales.
The following table details the principal components of the change in the Consumer Products segment net sales from the Fiscal 2015 Quarter to Fiscal 2016 Quarter (in millions):

Net Sales
Fiscal 2015 Quarter Net consumer and other product sales	$1,067.0
Increase in global auto care	119.5
Increase in home and garden control products	31.1
Increase in hardware and home improvement products	17.7
Increase in consumer batteries	7.2
Increase in personal care products	3.2
Increase in global pet supplies	1.3
Decrease in small appliances	(5.3)
Foreign currency impact, net	(32.1)
Fiscal 2016 Quarter Net Sales	$1,209.6
Home and garden control products constant currency sales increased $31.1 million for the Fiscal 2016 Quarter compared to the Fiscal 2015 Quarter driven by increases in animal repellents of $14.9 million, household insect controls of $9.0 million and increase of lawn and garden control products of $7.2 million. The increase in lawn and garden control products was due to increased volumes due to timing of seasonal inventory sales coupled with increased distribution with key retailers. The increase in repellents and insect control products was driven by increased retail demand due to higher anticipated seasonal volume and demand driven by the Zika virus. Hardware and home improvement products constant currency sales grew $17.7 million for the Fiscal 2016 Quarter compared to the Fiscal 2015 Quarter mainly as a result of increase in sales for security and hardware products of $16.3 million due to increased volumes with existing retail relationships, introduction of new products, and market growth with non-retail customers. The consumer batteries constant currency revenues improved $7.2 million for the Fiscal 2016 Quarter compared to the Fiscal 2015 Quarter primarily driven by a $5.3 million increase in Europe due to increased volumes of hearing aid and specialty batteries to existing and new customers. Small appliances constant currency sales decreased $5.3 million mainly driven by softer volumes within the product category and competitive pricing, including the exit of unprofitable business in Latin America.
Net consumer products sales for the Fiscal 2016 Six Months increased $293.6 million, or 13.8%, to $2,428.4 million from $2,134.8 million for the Fiscal 2015 Six Months. The increase in net consumer product sales in the Fiscal 2016 Six Months was driven by the impact of the acquisitions of AAG, European IAMS and Eukanuba and Salix and the organic growth in sales across the consumer batteries, home and garden control products, hardware and home improvement products, and personal care products lines. These increases were partially offset by the negative impact of foreign exchange of $93.5 million and a decrease in small appliances.
The following table details the principal components of the change in the Consumer Products segment net sales from the Fiscal 2015 Six Months to the Fiscal 2016 Six Months (in millions):

Net Sales
Fiscal 2015 Six Months Net consumer and other product sales	$2,134.8
Increase in global auto care	193.3
Increase in global pet supplies	87.9
Increase in consumer batteries	43.1
Increase in home and garden control products	39.3
Increase in hardware and home improvement products	33.8
Increase in personal care products	15.5
Decrease in small appliances	(25.8)
Foreign currency impact, net	(93.5)
Fiscal 2016 Six Months Net Sales	$2,428.4
Global pet supplies constant currency sales increased $87.9 million for the Fiscal 2016 Six Months compared to the Fiscal 2015 Six Months, which includes sales of $44.2 million and $27.0 million from the European IAMS and Eukanuba and Salix acquisitions, respectively, during the first fiscal quarter of 2016. On a constant currency basis and excluding impact from acquisitions, sales increased $16.7 million primarily due to increases in companion animal sales of $12.4 million and aquatic sales of $4.6 million, predominantly attributable to stronger rawhide and stain and odor product categories in North America and timing of holiday shipments; with partial offset from existing lower margin aquatic business. Consumer battery sales increased $43.1 million primarily driven by higher alkaline battery sales across all regions coupled with increased volumes of hearing aid and specialty batteries to existing and new customers in Europe. Home and garden control products constant currency sales increased primarily due to the Fiscal 2016 Quarter factors discussed above. Hardware and home improvement products constant currency sales increased $33.8 million for the Fiscal 2016 Six Months compared to the Fiscal 2015 Six Months, primarily attributable to higher constant currency sales of security products of $27.2 million and plumbing products of $8.2 million. Personal care products constant currency revenues increased $15.5 million for the Fiscal 2016 Six Months compared to the Fiscal 2015 Six Months mainly due to expansion with new retail customers and increased promotional volumes. Small appliances constant currency revenues decreased $25.8 million for the Fiscal 2016 Six Months compared to the Fiscal 2015 Six Months mainly due to softer volumes within the product category and competitive pricing in North America.

Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal Quarter			Fiscal Six Months
Product line net sales	2016	2015	Increase /(Decrease)	2016	2015	Increase / (Decrease)
Hardware and home improvement products	$301.7	$289.4	$12.3	$584.3	$560.6	$23.7
Global pet supplies	208.5	209.8	(1.3)	411.9	330.4	81.5
Consumer batteries	178.2	181.8	(3.6)	430.8	422.0	8.8
Home and garden control products	155.0	123.9	31.1	202.7	163.4	39.3
Small appliances	138.3	151.6	(13.3)	328.2	375.4	(47.2)
Personal care products	108.4	110.5	(2.1)	277.2	283.0	(5.8)
Global auto care	119.5	—	119.5	193.3	—	193.3
Total net sales to external customers	$1,209.6	$1,067.0	$142.6	$2,428.4	$2,134.8	$293.6
Cost of consumer products and other goods sold / Consumer products segment gross profit. Consumer products segment gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2016 Quarter was $462.8 million compared to $374.7 million for the Fiscal 2015 Quarter. Consumer Products segment gross profit for the Fiscal 2016 Six Months was $903.5 million compared to $744.9 million for the Fiscal 2015 Six Months.
Gross profit margin for the Fiscal 2016 Quarter increased to 38.3% from 35.1% in the Fiscal 2015 Quarter. Gross profit margin for the Fiscal 2016 Six Months increased to 37.2% compared to 34.9% for the Fiscal 2015 Six Months. The increases in gross profit margin were primarily due to an increase in sales and the improvement in gross profit margin was primarily attributable to margins contributed by the AAG acquisition, a shift towards higher margin sales and continuing cost improvements.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased by $25.8 million, or 9.7%, to $290.9 million for the Fiscal 2016 Quarter, from $265.1 million for the Fiscal 2015 Quarter. Selling, acquisition, operating and general expenses increased by $66.3 million, or 13.3%, to $565.5 million for the Fiscal 2016 Six Months, from $499.2 million for the Fiscal 2015 Six Months. The increases in selling, acquisition, operating and general expenses were primarily attributable to increased costs from acquired businesses during the year ended September 30, 2015 and an increase in share based compensation.
Amortization of intangibles. For the Fiscal 2016 Quarter, amortization of intangibles increased to $23.4 million from $21.2 million for the Fiscal 2015 Quarter. For the Fiscal 2016 Six Months, amortization of intangibles increased to $47.0 million from $41.7 million for the Fiscal 2015 Six Months. The increases were as a result of the additional definite lived intangible assets acquired during the year ended September 30, 2015.

Insurance Segment
Presented below is a table that summarizes the results of operations of our Insurance segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Insurance segment revenues	$39.6	$(38.9)	$78.5	$29.6	$(4.4)	$34.0

Benefits and other changes in policy reserves	40.6	15.4	25.2	28.2	41.8	(13.6)
Selling, acquisition, operating and general expenses	0.8	2.0	(1.2)	3.2	4.5	(1.3)
Total Insurance segment operating costs and expenses	41.4	17.4	24.0	31.4	46.3	(14.9)
Operating loss - Insurance segment	$(1.8)	$(56.3)	$54.5	$(1.8)	$(50.7)	$48.9
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
Insurance segment revenues. For the Fiscal 2016 Quarter, Insurance segment revenues increased $78.5 million to a gain of $39.6 million from a loss of $38.9 million for the Fiscal 2015 Quarter. The increase in Insurance segment revenues was primarily driven by realized losses related to credit impairment losses related to intercompany investments of $42.4 million and asset-based loan participations of $5.1 million that were recorded in the Fiscal 2015 Quarter, coupled with an increase in the fair value of the underlying fixed maturity debt securities included in the funds withheld receivables during the Fiscal 2016 Quarter. The favorable change in fair value was due to market conditions with decreasing risk-free rates and tightening credit spreads resulting in generally higher valuations of the fixed maturity debt securities, primarily in the energy, mining and metals sectors. The fair value also increased as a result of new reinsurance treaties entered into during the Fiscal 2015 Six Months.
For the Fiscal 2016 Six Months, Insurance segment revenues increased $34.0 million to a gain of $29.6 million from a loss of $4.4 million for the Fiscal 2015 Six Months. The increase in Insurance segment revenues was primarily driven by the credit impairment losses that were recorded in the Fiscal 2016 Six Months coupled with an increase in the fair value of the underlying fixed maturity debt securities included in the funds withheld receivables during the Fiscal 2016 Six Months due to the factors discussed above.
Benefits and other changes in policy reserves. For the Fiscal 2016 Quarter, benefits and other changes in policy reserves increased $25.2 million, or 163.6%, to $40.6 million from $15.4 million for the Fiscal 2015 Quarter. The increase was primarily due to a decrease in the insurance liability discount rate. As of December 31, 2015, Front Street began discounting the liability cash flows by using the market yields on the underlying assets backing the liabilities less the non-performance spread to reflect uncertainty. In prior periods, the discount rate was based on risk-free rates plus non-performance spreads less a risk margin.
For the Fiscal 2016 Six Months, benefits and other changes in policy reserves decreased $13.6 million, or 32.5%, to $28.2 million from $41.8 million for the Fiscal 2015 Six Months. The decrease was primarily due to an increase in the insurance liability discount rate for the Fiscal 2016 Six Months, as discussed above.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses of the Insurance segment decreased to $0.8 million for the Fiscal 2016 Quarter as compared to $2.0 million for the Fiscal 2015 Quarter. Selling, acquisition, operating and general expenses of the Insurance segment decreased to $3.2 million for the Fiscal 2016 Six Months as compared to $4.5 million for the Fiscal 2015 Six Months. The higher expenses in the Fiscal 2015 Quarter and the Fiscal 2015 Six Months were mainly driven by legal and actuarial consulting costs related to new reinsurance treaties. There were no new reinsurance treaties entered into during the Fiscal 2016 Quarter and the Fiscal 2016 Six Months.

Energy Segment
Presented below is a table that summarizes the results of operations of our Energy segment and compares the amount of change between the respective fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Oil and natural gas revenues	$9.5	$26.0	$(16.5)	$26.3	$60.3	$(34.0)
Oil and natural gas direct operating costs	9.2	23.3	(14.1)	26.3	43.8	(17.5)
Oil and natural gas operating margin	0.3	2.7	(2.4)	—	16.5	(16.5)
Selling, acquisition, operating and general expenses	5.8	17.4	(11.6)	15.6	36.2	(20.6)
Impairment of oil and natural gas properties	21.2	146.6	(125.4)	75.6	336.6	(261.0)
Operating loss - Energy segment	$(26.7)	$(161.3)	$134.6	$(91.2)	$(356.3)	$265.1
Oil and natural gas production, revenues. Oil and natural gas revenues for the Fiscal 2016 Quarter decreased by $16.5 million, or 63.5%, to $9.5 million compared to $26.0 million for the Fiscal 2015 Quarter. Oil and natural gas revenues for the Fiscal 2016 Six Months decreased $34.0 million, or 56.4%, to $26.3 million compared with $60.3 million for the Fiscal 2015 Six Months. The decreases were primarily due to lower prices of oil, natural gas and natural gas liquids and natural production declines coupled with the effect of the Compass Asset Sale.
Direct operating costs and expenses. The Energy segment’s oil and natural gas direct operating costs and expenses for the Fiscal 2016 Quarter were $9.2 million, a decrease of $14.1 million from $23.3 million for the Fiscal 2015 Quarter. The Energy segment’s oil and natural gas direct operating costs and expenses for the Fiscal 2016 Six Months were $26.3 million, a decrease of $17.5 million from $43.8 million from the Fiscal 2015 Six Months. The decreases were mainly as a result of the Compass Asset Sale.

Components of direct operating costs and expenses for the Fiscal 2016 Quarter and the Fiscal 2015 Quarter, and for the Fiscal 2016 Six Months and Fiscal 2015 Six Months, are presented as follows (in millions):

	Fiscal Quarter			Fiscal Six Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase /(Decrease)
Oil and natural gas operating costs	$6.0	$14.5	$(8.5)	$16.7	$28.0	$(11.3)
Gathering and transportation costs	1.1	4.9	(3.8)	4.4	8.6	(4.2)
Production and ad valorem taxes	2.1	3.9	(1.8)	5.2	7.2	(2.0)
Total direct operating costs	$9.2	$23.3	$(14.1)	$26.3	$43.8	$(17.5)
Selling, acquisition, operating and general expenses. The Energy segment’s selling, acquisition, operating and general expenses for the Fiscal 2016 Quarter were $5.8 million, a decrease of $11.6 million, or 66.7%, from $17.4 million for the Fiscal 2015 Quarter. The Energy segment’s selling, acquisition, operating and general expenses for the Fiscal 2016 Six Months decreased $20.6 million, or 56.9%, to $15.6 million compared with $36.2 million for the Fiscal 2015 Six Months. The decreases were primarily due to a decrease in depletion expense of $8.9 million and $16.2 million, for the Fiscal 2016 Quarter and Fiscal 2016 Six Months, respectively, mainly as a result of the Compass Asset Sale and lower asset carrying value due to ceiling test impairments.
Impairment of oil and natural gas properties. The Energy segment recognized ceiling test impairments to its proved oil and natural gas properties of $21.2 million and $75.6 million for the Fiscal 2016 Quarter and Fiscal 2016 Six Months, respectively. The impairments were due to the continued decline in oil and natural gas prices. The Energy segment recognized ceiling test impairments of $146.6 million and $336.6 million for the Fiscal 2015 Quarter and Fiscal 2015 Six Months, respectively. The impairments were primarily due to differences in the oil and natural gas prices utilized in the purchase price allocation at the formation of Compass and the prices used in the ceiling test calculation, as well as the acquisition of EXCO Resources, Inc.’s (“EXCO”) remaining 25.5% interest in Compass during the Fiscal 2015 Six Months. See Note 2, Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information regarding the ceiling test impairments.

Summary of key financial and production data
A summary of key financial and production data for the Fiscal 2016 Quarter and Fiscal 2016 Six Months, the Fiscal 2015 Quarter and the Fiscal 2015 Six Months related to the results of operations of Compass is presented below.

	Fiscal Quarter			Fiscal Six Months
(dollars in millions, except per unit prices)	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Production:
Oil (Mbbls)	73	126	(53)	179	250	(71)
Natural gas liquids (Mbbls)	94	151	(57)	223	304	(81)
Natural gas (Mmcf)	3,420	6,404	(2,984)	8,535	12,518	(3,983)
Total production (Mmcfe) (1)	4,422	8,066	(3,644)	10,974	15,842	(4,868)
Average daily production (Mmcfe)	49	90	(41)	60	87	(27)
Revenues before derivative financial instrument activities:
Oil	$2.1	$5.5	$(3.4)	$6.3	$13.7	$(7.4)
Natural gas liquids	1.3	3.2	(1.8)	3.6	7.6	(4.0)
Natural gas	6.1	17.3	(11.2)	16.4	39.0	(22.6)
Total revenues	$9.5	$26.0	$(16.4)	$26.3	$60.3	$(34.0)
Oil and natural gas derivative financial instruments:
Gain on derivative financial instruments	$0.8	$5.3	$(4.5)	$2.5	$24.0	$(21.5)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$28.30	$43.95	$(15.65)	$35.20	$54.72	$(19.52)
Natural gas liquids (per Bbl)	14.48	21.01	(6.53)	16.16	25.01	(8.85)
Natural gas (per Mcf)	1.79	2.71	(0.92)	1.92	3.12	(1.20)
Natural gas equivalent (per Mcfe)	2.16	3.23	(1.07)	2.40	3.81	(1.41)
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$1.37	$1.82	$(0.45)	$1.53	$1.76	$(0.23)
Production and ad valorem taxes	0.47	0.48	(0.01)	0.47	0.45	0.02
Gathering and transportation	0.25	0.56	(0.31)	0.40	0.53	(0.13)
Depletion	0.64	1.46	(0.82)	0.79	1.56	(0.77)
Depreciation and amortization	0.17	0.08	0.09	0.14	0.08	0.06
General and administrative	0.40	0.56	(0.16)	0.41	0.59	(0.18)
Interest expense	0.81	0.55	0.26	0.75	0.56	0.19

(1)	Mmcfe is calculated by converting one barrel of oil or natural gas liquids into six Mcf of natural gas.

Asset Management Segment
Presented below is a table that summarizes the results of operations of our Asset Management segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Asset Management segment revenues	$1.6	$5.1	$(3.5)	$7.6	$13.1	$(5.5)
Asset Management segment operating costs and expenses	10.8	72.4	(61.6)	25.9	81.6	(55.7)
Operating loss - Asset Management segment	$(9.2)	$(67.3)	$58.1	$(18.3)	$(68.5)	$50.2
Asset Management segment revenues. Revenues for the Fiscal 2016 Quarter decreased $3.5 million to $1.6 million compared to $5.1 million in the Fiscal 2015 Quarter. Revenues for the Fiscal 2016 Six Months decreased $5.5 million to $7.6 million compared to $13.1 million in the Fiscal 2015 Six Months. The decreases were primarily driven by lower revenue generated by Salus due to the continued decline in the average amount of outstanding Salus loans. Such reduction is primarily attributable to paydowns on existing loans and a lack of new loan originations by Salus.
Asset Management segment operating costs and expenses. Operating expenses for the Fiscal 2016 Quarter and Fiscal 2016 Six Months, decreased $61.6 million to $10.8 million from $72.4 million in the Fiscal 2015 Quarter. Operating expenses for the Fiscal 2016 Six Months decreased $55.7 million to $25.9 million from $81.6 million in the Fiscal 2015 Six Months. The decreases in operating expenses were primarily due to a decrease in impairments and bad debt expense of $56.3 million and $47.5 million, for the Fiscal 2016 Quarter and Fiscal 2016 Six Months, respectively, mainly associated with the impairment of a loan to RadioShack that was recorded in the Fiscal 2015 Quarter and Fiscal 2015 Six Months. Excluding the impact of impairments and bad debt expense from both periods for the Fiscal 2016 Quarter and Fiscal 2016 Six Months, operating expenses decreased $5.3 million and $8.2 million, respectively, reflecting a reduction in operating expenses in the Asset Management segment.

Corporate and Other Segment
Presented below is a table that summarizes the results of operations of our Corporate and Other segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Net consumer and other product sales	$—	$19.5	$(19.5)	$—	$40.5	$(40.5)
Cost of consumer products and other goods sold	—	14.7	(14.7)	—	29.1	(29.1)
Corporate and Other gross profit	—	4.8	(4.8)	—	11.4	(11.4)
Selling, acquisition, operating and general expenses	8.2	29.3	(21.1)	22.8	99.5	(76.7)
Impairments of goodwill and intangibles	—	—	—	—	60.2	(60.2)
Operating loss - Corporate and Other segment	$(8.2)	$(24.5)	$16.3	$(22.8)	$(148.3)	$125.5
Net consumer and other product sales. Net consumer and other product sales for the Fiscal 2015 Quarter and Fiscal 2015 Six Months represents sales from FOH which was deconsolidated in the third quarter of fiscal 2015 following FOH’s declaration of bankruptcy in May 2015.
Cost of consumer products and other goods sold / Corporate and Other gross profit. Corporate and Other gross profit for the Fiscal 2015 Quarter and Fiscal 2015 Six Months represents FOH sales less consumer products cost of goods sold for the Fiscal 2015 Six Months.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses decreased $21.1 million to $8.2 million for the Fiscal 2016 Quarter from $29.3 million for the Fiscal 2015 Quarter. The $21.1 million decrease in corporate expenses for the Fiscal 2016 Quarter when compared to the Fiscal 2015 Quarter was primarily due to $9.1 million of selling, operating and general expenses associated with FOH during the Fiscal 2015 Quarter, as well as lower bonus, stock based compensation expenses, acquisition and integration costs, and legal expenses for the Fiscal 2016 Quarter when compared to the Fiscal 2015 Quarter.
Selling, acquisition, operating and general expenses decreased $76.7 million to $22.8 million for the Fiscal 2016 Six Months from $99.5 million for the Fiscal 2015 Six Months. The $76.7 million decrease in corporate expenses for the Fiscal 2016 Six Months when compared to the Fiscal 2015 Six Months was primarily due to $33.2 million of severance costs associated with the departure of the Company’s former Chief Executive Officer (“CEO”) and $18.4 million of selling, operating and general expenses associated with FOH during the Fiscal 2015 Six Months, as well as lower bonus, stock based compensation, acquisition and integration costs, and legal expenses for the Fiscal 2016 Six Months when compared to the Fiscal 2015 Six Months.
Impairments of goodwill and intangibles. Impairments of goodwill and intangibles of $60.2 million were recognized in the Fiscal 2015 Six Months. The impairments were due to a change in view of the strategic direction of FOH following the departure of the Company’s former CEO during the first fiscal quarter of 2015, which triggered goodwill and intangibles impairment tests. The tests resulted in total impairments of $60.2 million to goodwill and intangible assets.

Non-GAAP Measures
We believe that certain financial measures that are not prescribed by generally accepted accounting principles (“GAAP”) may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP financial measure used in our Consumer Products and Energy segments and one of the measures used for determining Spectrum Brands and Compass’ debt covenant compliance.
EBITDA represents net income adjusted to exclude interest expense, income taxes and depreciation, depletion and amortization. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period and other non-recurring operating items, such as accretion of discount on asset retirement obligations, non-cash changes in the fair value of derivatives, non-cash write-downs of assets, gains or losses on disposal of assets, gains or losses on remeasurement of investments to fair value, restructuring and related charges, acquisition and integration related charges, certain purchase accounting fair value adjustments and stock-based compensation. Adjusted EBITDA is a metric used by management and frequently used by the financial community and provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt. Computations of EBITDA and Adjusted EBITDA may differ from computations of similarly titled measures of other companies due to differences in the inclusion or exclusion of items in our computations as compared to those of others.
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
Adjusted EBITDA — Consumer Products
The table below shows the adjustments made to the reported net income of the Consumer Products segment to calculate its Adjusted EBITDA (in millions):

	Fiscal Quarter			Fiscal Six Months
Reconciliation to reported net income:	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Reported net income - Consumer Products segment	$75.3	$27.9	$47.4	$149.0	$77.9	$71.1
Interest expense	57.5	49.2	8.3	115.9	93.6	22.3
Income tax expense	14.9	8.1	6.8	21.8	28.6	(6.8)
Depreciation of properties	21.3	18.7	2.6	44.4	37.1	7.3
Amortization of intangibles	23.4	21.2	2.2	47.0	41.7	5.3
EBITDA - Consumer Products segment	192.4	125.1	67.3	378.1	278.9	99.2
Stock-based compensation	21.5	13.8	7.7	31.6	19.4	12.2
Restructuring and related charges	1.6	4.4	(11.8)	2.8	11.8	(11.8)
Acquisition and integration related charges	13.3	11.9	(20.0)	23.2	20.0	(20.0)
Purchase accounting inventory adjustment	—	2.2	(2.2)	—	3.0	(3.0)
Other	0.8	1.7	(0.9)	1.0	1.8	(0.8)
Adjusted EBITDA - Consumer Products segment	$229.6	$159.1	$70.5	$436.7	$334.9	$101.8
Our Consumer Products segment’s Adjusted EBITDA increased $70.5 million to $229.6 million as compared to $159.1 million in the Fiscal 2015 Quarter, primarily driven by a (i) $48.6 million increase attributable to AAG’s operations, acquired in the Fiscal 2015 third quarter; (ii) $12.7 million increase in Adjusted EBITDA in the home and garden control products line due to higher sales, improved product mix, and cost improvements; and (iii) $7.9 million increase resulting from increased profitability and operating expense control initiatives in the hardware and home improvement products line. Adjusted EBITDA margin represented 19.0% of sales as compared to 14.9% in the Fiscal 2015 Quarter.
Our Consumer Products segment’s Adjusted EBITDA increased $101.8 million to $436.7 million as compared to $334.9 million in the Fiscal 2015 Six Months primarily driven by (i) $67.8 million attributable to AAG’s operations; (ii) increased profitability in the global pet supplies products line as a result of the acquisitions of Salix and European IAMS and Eukanuba that accounted for $5.7 million and $4.6 million, respectively of the increase in Adjusted EBITDA; (iii) the improved profitability in the home and garden control products and hardware and home improvement products lines due to the factors discussed above. Adjusted EBITDA margin represented 18.0% of sales as compared to 15.7% in the Fiscal 2015 Six Months.

Adjusted EBITDA — Energy
The table below shows the adjustments made to the reported net (loss) income of the Energy segment to calculate its Adjusted EBITDA - Energy (in millions):

	Fiscal Quarter			Fiscal Six Months
Reconciliation to reported net (loss) income	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Reported net (loss) income - Energy Segment	$(29.8)	$(160.5)	$130.7	$8.5	$(200.0)	$208.5
Interest expense	3.6	4.4	(0.8)	8.2	8.9	(0.7)
Depreciation, amortization and depletion	3.6	12.5	(8.9)	10.1	26.0	(15.9)
EBITDA - Energy segment	(22.6)	(143.6)	121.0	26.8	(165.1)	191.9
Accretion of discount on asset retirement obligations	0.4	0.7	(0.3)	1.0	1.3	(0.3)
Impairments and bad debt expense	21.2	146.6	(125.4)	75.6	336.6	(261.0)
Gain on sale of oil and gas properties	—	—	—	(105.6)	—	(105.6)
Gain on remeasurement of investment to fair value	—	—	—	—	(141.2)	141.2
Non-recurring other operating items	0.5	1.3	(0.8)	1.5	2.3	(0.8)
Gain on derivative financial instruments	(0.8)	(5.3)	4.5	(2.5)	(24.0)	21.5
Cash settlements on derivative financial instruments	0.7	5.5	(4.8)	9.0	7.9	1.1
Stock based compensation expense	—	0.3	(0.3)	—	0.6	(0.6)
Adjusted EBITDA - Energy segment	$(0.6)	$5.5	$(6.1)	$5.8	$18.4	$(12.6)
The Adjusted EBITDA-Energy for the Fiscal 2016 Quarter was negative $0.6 million, a decrease of $6.1 million from the Fiscal 2015 Quarter. The Adjusted EBITDA-Energy for the Fiscal 2016 Six Months was $5.8 million, a decrease of $12.6 million from the Fiscal 2015 Six Months. The decreases were primarily attributable to the decline in average sales price for oil and natural gas during the Fiscal 2016 Quarter coupled with natural production declines.

Liquidity and Capital Resources
HRG
HRG is a holding company and its liquidity needs are primarily for interest payments on the 7.875% Senior Secured Notes due 2019 (the “7.875% Notes”) and the 7.75% Senior Notes due 2022 (the “7.75% Notes”) (approximately $137.1 million per year), professional fees (including advisory services, legal and accounting fees), executive bonuses, salaries and benefits, office rent, pension expense, insurance costs and funding certain requirements of our insurance and other subsidiaries. In the past, HRG has also voluntarily elected to contribute the capital to HGI Energy for it to pay the interest on the Affiliate Notes (as defined below) of approximately $9.0 million per year. HRG’s current source of liquidity is its cash, cash equivalents and investments, and distributions from our subsidiaries.
During the Fiscal 2016 Six Months, we received cash dividends of $30.9 million from our subsidiaries, including $24.3 million, $6.2 million and $0.4 million from Spectrum Brands, FGL and CorAmerica, respectively. During Fiscal 2016, we expect to receive approximately $60.0 million of dividends from our subsidiaries’ distributable earnings (inclusive of the $30.9 million already received during the Fiscal 2016 Six Months).
The ability of HRG’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained in such subsidiary’s financing agreements, availability of sufficient funds in such subsidiary, applicable state laws and regulatory restrictions and the approval of such payment by such subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors such subsidiary’s board of directors considers relevant including, in the case of FGL, target capital ratios and ratio levels anticipated by regulatory agencies to maintain or improve current ratings. In addition, while the FGL Merger Agreement permits FGL to pay out a regular quarterly cash dividend on its common stock in an amount not in excess of $0.065 per share, per quarter, FGL may not pay any other dividends without the consent of Anbang. In addition, if the FGL Merger is consummated, while we will receive the proceeds from the sale of our shares of FGL common stock, we will no longer receive dividends from FGL. Furthermore, one or more of our subsidiaries may issue, repurchase, retire or refinance, as applicable, their debt and/or equity securities for a variety of purposes, including in order to, in the future, grow their business, pursue acquisition activities and/or manage their liquidity needs. Any such issuance may limit such subsidiary’s ability to make upstream cash distributions.
HRG’s liquidity may also be impacted by the capital needs of HRG’s current and future subsidiaries and the ability of our subsidiaries to remain in compliance with the covenants governing their indebtedness. Such entities may require additional capital to acquire other business, maintain or grow their businesses, make payments on, or remain in compliance with the covenants governing their indebtedness, and/or make upstream cash distributions to HRG. For example, and as discussed further before, Compass may require additional capital if current period earnings and cash on hand at Compass are not sufficient to reduce debt levels and remain compliant with applicable covenant in Compass’ financing agreement, including any debt reduction required by Compass’ lenders in connection with Compass’ periodic credit facility borrow base redetermination. As another example, Front Street, has required, and may in the future require, additional capital in order to operate its business, engage in reinsurance transactions, and/or to meet regulatory or other applicable capital requirements. Similarly, Salus, has required, and may in the future require, additional capital in order to operate its business and execute on its strategy to collect its existing loans and not underwrite any additional loans.
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. At March 31, 2016, HRG’s corporate cash, cash equivalents and investments were $237.4 million.
We expect such dividends along with our cash on hand, cash equivalents and investments to exceed our expected cash requirements and to satisfy our interest obligations, and general administrative expenses for at least the next twelve months. Depending on a variety of factors, including general state of capital markets, oil and gas commodity prices, operating needs or business strategies, HRG and/or one or more of its subsidiaries may or may be required to raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or on terms satisfactory to HRG. We seek to service any such new additional debt through increasing the dividends we receive or disposing certain of our holdings, but there can be no assurance that we will be able to do so. We may also seek to repurchase, retire or refinance, as applicable, all or a portion of, our 7.875% Notes, the 7.75% Notes, or common stock through open market purchases, tender offers, negotiated transactions or otherwise.
As discussed in Note 9, Debt, to the our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements, on November 13, 2015, Compass entered into an amendment to the terms of the Compass Credit Agreement. Concurrently with such amendment, HRG’s wholly-owned subsidiary, HGI Funding, amended its guarantee in order to continue to provide a guarantee (the “Initial Guarantee”) of a limited portion of the debt under the Compass Credit Agreement until the date of Compass’ next borrowing base redetermination (expected to be on or about May 16, 2016) and committed to make a debt or equity contribution to Compass on the date of such redetermination in an amount to be determined based on the amount of the borrowing base at such time. HGI Funding’s aggregate obligations in connection with the Initial Guarantee through the May 2016 borrowing base redetermination date are not to exceed $30.0 million. The guarantee was also amended to provide that HGI Funding may elect to guaranty an additional portion of the debt under the Compass Credit Agreement (the “Optional Guarantee”) in order to cure defaults under the Consolidated Leverage Ratio (as defined in the Compass Credit Agreement) on any test date through September 30, 2016. HGI Funding will be required to make a debt or equity contribution to Compass in the amount of the Optional Guarantee (if any) within eleven business days of the delivery of Compass' compliance certificate under the Compass Credit Agreement for the period ending September 30, 2016. The secured amount is secured by a pledge of assets chosen by HGI Funding that may consist of a combination of cash and marketable securities with a determined value equal to the maximum secured amount then applicable. In measuring the determined value of the pledged assets, cash is valued at 100.0% and marketable securities are valued at 33.3% of fair market value thereafter (measured as the 20 day average close price of such marketable securities). As of March 31, 2016, HGI Funding had no amounts in the Optional Guarantee. As of March 31, 2016, $160.0 million was drawn under the Compass Credit Agreement. The Compass Credit Agreement matures on February 14, 2018.
The expiration date of the Initial Guarantee occurs upon the closing of Compass’ scheduled borrowing base redetermination in May 2016. The expiration date of the Optional Guarantee occurs upon the making of all required payments on the Optional Guarantee payment date. Compass is presently current on all obligations related to the Compass Credit Agreement.

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due during the remainder of fiscal year 2016 through a combination of cash on hand ($133.3 million at March 31, 2016), cash flows from operations and $325.0 million available borrowings under the asset based lending revolving credit facility (the “Revolver Facility”). Spectrum Brands expects its capital expenditures for fiscal year 2016 will be approximately $110.0 million to $120.0 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under Spectrum Brands’ debt agreements, including the Revolver Facility, will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.
From time to time we or Spectrum Brands may purchase outstanding securities of Spectrum Brands or its subsidiaries, in the open market or otherwise.

Front Street
Funds withheld receivables
Front Street Cayman has entered into various reinsurance agreements on a funds withheld basis, meaning that funds are withheld by the ceding company, from the coinsurance premium owed to Front Street Cayman as collateral for Front Street Cayman’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership for the ceding company. Front Street Cayman’s investment portfolio underlying the funds withheld assets includes fixed maturities and short-term investments that are recorded at fair value, and other invested assets. The carrying values of the investments underlying the funds withheld receivables at March 31, 2016 and September 30, 2015 were as follows (in millions):

	March 31, 2016		September 30, 2015
Asset Class	Fair Value	Percent	Fair Value	Percent
Corporates	$1,072.2	67.3%	$1,083.0	66.1%
Asset/Mortgage-backed securities	360.8	22.6%	395.1	24.1%
Municipals	90.6	5.7%	100.9	6.2%
Preferred stock	39.0	2.5%	39.3	2.4%
Government bonds	19.5	1.2%	8.4	0.5%
Agency bonds	11.6	0.7%	11.4	0.7%
Total fixed maturity securities	1,593.7	100.0%	1,638.1	100.0%
Accrued interest	19.5		20.5
Net cash, receivables (payables)	57.0		41.1
Policy loans and other	9.2		10.4
Total investments	$1,679.4		$1,710.1
The decrease in the fair value of the funds withheld receivables at March 31, 2016 compared to September 30, 2015 was primarily related to unrealized losses on the underlying debt securities included in the funds withheld receivables during the Fiscal 2016

Six Months influenced by market conditions with widening credit spreads resulting in generally lower valuations of these fixed maturity securities.
The table below summarizes Front Street’s funds withheld receivables rated by established nationally recognized statistical rating organizations in percentage terms at March 31, 2016 and September 30, 2015 (by credit rating, in millions):

	March 31, 2016		September 30, 2015
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$101.1	6.4%	$113.8	6.9%
AA	188.5	11.8%	176.4	10.8%
A	262.6	16.5%	267.5	16.3%
BBB	548.6	34.4%	563.7	34.4%
BB	200.8	12.6%	202.3	12.4%
B and below	277.3	17.4%	295.2	18.0%
Not rated	14.8	0.9%	19.2	1.2%
Total	$1,593.7	100.0%	$1,638.1	100.0%
Salus
Asset-based loans
The Company’s portfolio of asset-based loans receivable, originated by Salus and its co-lender Front Street, are included in “Investments” in the Condensed Consolidated Balance Sheets as of March 31, 2016 and September 30, 2015. See Note 5, Investments, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for the composition of the asset-based loans portfolio by industry sector, as well as discussion and information regarding the credit quality indicators.

HGI Energy
Cash flows from operations are the principal sources of cash to meet Compass’ obligations, including interest payments under the Compass Credit Agreement, and to pay dividends (if any) to HGI Energy, HRG’s wholly-owned subsidiary that directly holds HRG’s interest in Compass. Compass’ budgeted capital expenditure program for the fiscal year 2016 is primarily focused on recompletion projects in North Louisiana and the Permian Basin. Compass’ program attempts to target projects expected to have high probability of success and can provide acceptable rates of return in the current commodity price environment. Other potential sources of cash include borrowings under the Compass credit facility (to the extent permitted by the Compass Credit Agreement), sales of assets and issuance of debt and/or equity in the future. There can be no assurance that such sources of cash will be available, or will be available on attractive terms, to Compass.
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
As of March 31, 2016, $160.0 million was drawn under the Compass Credit Agreement. The Compass Credit Agreement matures on February 14, 2018. The borrowing base under the Compass Credit Agreement is redetermined semi-annually, with Compass and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. If redeterminations in future periods result in significant reductions of the borrowing base, this would adversely impact Compass’ liquidity and Compass may have to seek alternative sources of capital which may not be available on favorable terms, or at all, in which case such event could constitute an event of default under the Compass Credit Agreement. In addition, the terms of Compass’ indebtedness and recent declines in oil and gas prices may continue to adversely affect Compass’ cash flow, may further limit Compass’ business operations, may prevent Compass from remaining in compliance with the covenants in its credit facility agreement, and/or further limit Compass’ ability to pay distributions to us. Compass may also require additional equity infusions or other support in the near or long term future. In November 2015, HGI Funding provided a limited guaranty with respect to a portion of Compass’ indebtedness. HGI Funding’s limited guaranty may not be sufficient credit support for the operations of Compass, to maintain Compass’ compliance with the covenants in its credit facility agreement and/or HGI Funding may decide to withdraw (to the extent it may do so under the guaranty documents) or not to provide any other forms of credit support to Compass in the future.
See Note 9, Debt to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements, for a description of the amendment and consent that Compass received from its lenders under the Compass Credit Agreement on November 13, 2015, December 23, 2015 and March 29, 2016, respectively. As noted above, HRG’s and Compass’ liquidity may also be impacted by Compass’ capital needs and the ability of Compass to remain in compliance with the covenants governing its indebtedness. See the risk factor contained in Part II, Item 1A of this report entitled “The substantial declines in oil and natural gas prices have adversely affected Compass’ business, financial condition, cash flow, liquidity and results of operations, resulting in issues that may impair Compass’ ability to continue as a going concern in the future.”
In addition to the borrowings under the Compass Credit Agreement, HGI Energy has indebtedness of an aggregate of $100.0 million under notes issued by HGI Energy to FGL and Front Street, which are subsidiaries of HRG (the “Affiliate Notes”). HGI Energy’s only material asset is the equity interests it holds in Compass. Thus, HGI Energy’s ability to service the Affiliate Notes is dependent on the ability of Compass to generate sufficient net income and cash flows to make upstream cash distributions to HGI Energy. As discussed further herein, Compass has no obligation, and at this time no ability, to make any funds available to HGI Energy. In the past, HRG has voluntarily elected to contribute the capital to HGI Energy for it to pay the interest on the Affiliate Notes. During the Fiscal 2016 Six Months, HRG funded $4.5 million of interest payments on the Affiliate Notes. As of the date of this report, HGI Energy was in compliance with covenants under the Affiliate Notes. Such covenants include limitations to restricted payments, including dividends to the holding company, incurrence of indebtedness and issuance of preferred stock, asset sales, transactions with affiliates, creation of liens, organizational existence, limits on mergers and consolidation and limits on sale and leaseback transactions.
The following table presents Compass’ liquidity and financial position as of March 31, 2016 (in millions):

March 31, 2016
Borrowings under the Compass Credit Agreement	$160.0
Less: Cash	8.1
Net debt	$151.9
Borrowing base (1)	$175.0
Unused borrowing base (2)	14.0
Unused borrowing base plus cash (2)	22.1
(1) Based on the November semi-annual borrowing base redetermination, at March 31, 2016, the borrowing base under the Compass Credit Agreement was adjusted by the lender group to $175.0 million.
(2) Net of $1.0 million in letters of credit for Compass as of March 31, 2016.
Capital Expenditures
Compass’ primary sources of capital resources and liquidity are cash flows from operations and borrowing capacity under the Compass Credit Agreement. The Fiscal 2016 Six Months capital expenditures for Compass were $2.8 million, which primarily consisted of recompletion activities in the Permian and North Louisiana properties.
The following table presents Compass’ capital expenditures for the Fiscal 2016 Six Months and fiscal year 2016 (in millions):

	Fiscal Six Months	April-September Forecast	Fiscal Year
	2016	2016	2016
Capital expenditures:
Development capital	$1.8	$1.4	$3.2
Gas gathering and water pipelines	0.4	—	0.4
Corporate and other	0.6	0.3	0.9
Total	$2.8	$1.7	$4.5
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
The impacts of realized and unrealized changes in the fair value of derivative financial instruments resulted in a net gain of $0.8 million for the Fiscal 2016 Quarter and $2.5 million for the Fiscal 2016 Six Months and a net gain of $5.3 million for the Fiscal 2015 Quarter and $24.0 million for the Fiscal 2015 Six Months, primarily as a result of decreased natural gas and crude oil prices. Based on the nature of Compass’ derivative financial instruments, increases in the related commodity price typically result in a decrease to the value of Compass’ derivative financial instruments. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
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
Compass’ total cash settlements for the Fiscal 2016 Quarter were $0.7 million, or $0.14 per Mcfe, compared to cash receipts of $5.5 million, or $0.68 per Mcfe for the Fiscal 2015 Quarter. Compass’ total cash receipts for the Fiscal 2016 Six Months were $9.0 million, or $0.82 per Mcfe, compared to cash receipts of $7.9 million, or $0.50 per Mcfe for the Fiscal 2015 Six Months. As noted above, the significant fluctuations between settlements on Compass’ derivative financial instruments demonstrate the volatility in commodity prices.
The following table presents Compass’ natural gas equivalent prices, before and after the impact of the cash settlements (payments) of its derivative financial instruments:

	Fiscal Quarter		Fiscal Six Months
Average realized pricing:	2016	2015	2016	2015
Natural gas equivalent, per Mcfe	$2.16	$3.23	$2.40	$3.81
Cash settlements on derivative financial instruments, per Mcfe	0.14	0.68	0.82	0.50
Net price per Mcfe, including derivative financial instruments	$2.30	$3.91	$3.22	$4.31
As of March 31, 2016, Compass had derivative financial instruments in place for the volumes and prices shown below (based on calendar year periods):

(in millions, except volumes and prices)	Volume Mmbtus/Mbbls	Weighted average strike price per Mmbtu/Bbl	Fair Value at March 31, 2016
Natural gas two-way collars (April - December 2016)	2,750		$0.3
Short call		$2.77
Long put		2.15
Total natural gas	2,750		0.3

Oil three-way collars (April - December 2016)	138		1.1
Short call		$76.00
Long put		56.00
Short Put		42.00
Total oil	138		1.1
Total oil and natural gas Derivative Financial Instruments			$1.4
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

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those continuing activities between the fiscal periods (in millions):

	Fiscal Six Months
Cash provided by (used in) continuing activities:	2016	2015	Increase / (Decrease)
Operating activities	$(185.0)	$(301.5)	$116.5
Investing activities	236.5	(345.5)	582.0
Financing activities	(280.8)	346.4	(627.2)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(11.9)	11.6
Net change in cash and cash equivalents in continuing operations	$(229.6)	$(312.5)	$82.9
Operating Activities
Cash used in operating activities totaled $185.0 million for the Fiscal 2016 Six Months as compared to cash used of $301.5 million for the Fiscal 2015 Six Months. The $116.5 million decrease in cash used was the result of (i) $48.1 million decrease in cash used by the Corporate and Other segment; (ii) $35.8 million decrease in cash used by the Consumer Products segment; and (iii) a $2.6 million decrease in cash used by the Asset Management segment, offset by (i) $18.9 million increase in cash used by the Energy segment; and (ii) $3.7 million increase in cash used by the Insurance segment (which also reflects an increase in cash used for net withdrawals from contractholder accounts related to the cession between Front Street and FGL, which is reflected in operating cash for the Insurance segment).
The $48.1 million decrease in cash used by the Corporate and Other segment was primarily due to the of severance costs associated with the departure of the Company’s former CEO during the Fiscal 2015 Quarter, as well as lower acquisition and integration costs, and legal expenses for the Fiscal 2016 Six Months when compared to the Fiscal 2015 Six Months.
The $35.8 million decrease in cash used by operating activities in the Consumer Products segment was primarily due to the i) cash generated from higher Adjusted EBITDA of $101.8 million; (ii) a decrease in cash paid for restructuring and related charges of $3.2 million; partially offset by (i) an increase in cash paid for interest of $37.3 million, (ii) an increase in cash paid for acquisition and integration costs of $11.9 million, (iii) an increase in cash paid for income taxes of $2.2 million and (iv) $17.8 million of incremental use of cash for working capital driven by higher inventory and higher receivables due to seasonal working capital needs and the addition of AAG, along with lower accounts payable and accrued expenses.
The $18.9 million increase in cash used by the Energy segment was primarily due to lower cash earnings as a result of the decline in average sales price for oil, natural gas and natural gas liquids during the Fiscal 2016 Six Months.
Investing Activities
Cash provided by investing activities was $236.5 million for the Fiscal 2016 Six Months and was primarily related to (i) $152.6 million proceeds from the Compass Asset Sale; (ii) net repayment of asset-based loans of $74.7 million; and (iii) $52.2 million of cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments. Partially offsetting these inflows were capital expenditures of $42.3 million.
Cash used in investing activities was $345.5 million for the Fiscal 2015 Six Months and was primarily related to (i) $421.5 million of cash used in the acquisition of the approximately 25.5% interest in Compass, Spectrum Brands’ acquisitions of European IAMS and Eukanuba and Tell Manufacturing, Inc. and Front Street’s acquisition of Ability Reinsurance (Bermuda) Limited; and (ii) capital expenditures of $42.1 million. Partially offsetting these outflows was $58.9 million of cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments and $58.6 million of cash provided from the net repayment of asset-based loans.
Financing Activities
Cash used in financing activities was $280.8 million for the Fiscal 2016 Six Months and was primarily used in (i) repayment of $167.0 million of the Compass Credit Agreement; (ii) $126.4 million of repayment of debt primarily by Salus; (iii) cash used for payment of contractholder account withdrawals, net of account deposits of $69.5 million; (iv) purchases of Spectrum Brands stock of $49.6 million; (v) share based award tax withholding payments of $27.3 million; and (vi) dividend paid by Spectrum Brands to noncontrolling interests of $18.2 million, partially offset by borrowing under the Spectrum Brands’ Revolver Facility of $175.0 million.
Cash provided by financing activities was $346.4 million for the Fiscal 2015 Six Months and was primarily provided from (i) proceeds from issuance of debt, net of financing costs of $426.9 million; and (ii) $42.0 million from borrowing under Spectrum

Brands’ asset based loans revolving credit facility. Partially offsetting these cash inflows was cash used for (i) purchases of Spectrum Brands stock of $31.6 million; (ii) cash used for the payment of contractholder account withdrawals net of contractholder account deposits of $31.1 million; (ii) HRG’s common stock repurchases of $22.2 million; (iii) share-based award tax withholding payments of $19.1 million; and (iv) repayment of debt of $18.8 million.

Debt Financing Activities
At March 31, 2016, HRG and its subsidiaries were in compliance with their respective covenants under their senior credit agreements and senior indentures. See Note 9, Debt, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information regarding the Company and its subsidiaries’ debt activities during the Fiscal 2016 Six Months.

Equity Financing Activities
During the Fiscal 2016 Six Months, we granted shares and restricted stock awards representing approximately 99 thousand shares to our employees, our directors, and our consultants. All vesting dates of grants made to our employees are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause or resigns for good reason. The total market value of the restricted shares on the date of grant was approximately $1.4 million, a portion of which represented unearned restricted stock-based compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

Contractual Obligations
At March 31, 2016, there have been no material changes to the contractual obligations as set forth in our Form 10-K, except as discussed in Note 9, Debt, to our Condensed Consolidated Financial Statements. Refer to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.

Off-Balance Sheet Arrangements
Throughout our history, we have entered into indemnifications in the ordinary course of business with our customers, suppliers, service providers, business partners and in connection with the purchase and sale of assets, securities and businesses. Additionally, we have indemnified our directors and officers who are, or were, serving at our request in such capacities. Although the specific terms or number of such arrangements is not precisely quantifiable, we do not believe that future costs associated with such arrangements will have a material impact on our financial position, results of operations or cash flows. At March 31, 2016, there have been no material changes to the off-balance sheet arrangements as set forth in our Form 10-K.

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
Business Held for Sale
Business held for sale represents components that meet the accounting requirements to be classified as held for sale and are presented as single asset and liability amounts in our financial statements with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value less cost to sell. The determination of fair value for our ownership interest in FGL is based on the terms of the signed merger agreement. We review assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values. See Note 2, Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.

Recent Accounting Pronouncements Not Yet Adopted
Revenue from Contracts with Customers (Topic 606)
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which amends the previously issued ASU 2014-09 to provide for a one year deferral from the original effective date. As a result, the ASU 2014-09 will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2019, with early adoption beginning in the first quarter of its fiscal year ending September 30, 2018. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. There are two transition methods available under the new standard, either cumulative effect or retrospective. The Company is in the process of evaluating the impact of this update on its financial condition, results of operations or liquidity.
Amendments to Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. Under the new guidance, entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. For financial liabilities measured using the fair value option, entities will be required to record changes in fair value caused by a change in instrument-specific credit risk (own credit risk) separately in other comprehensive income. The accounting for other financial instruments, such as loans and investments in debt securities is largely unchanged. The classification and measurement guidance is effective for public entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This update will be effective for the Company in the first quarter of fiscal year 2019. The Company is in the process of evaluating the impact of this update on its financial condition, results of operations or liquidity.
Leases (Topic 842)
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the lease requirements in ASC 840, Leases. This ASU requires lessees to recognize lease assets and liabilities on the balance sheet, as well as disclosing key information about leasing arrangements. Although the new ASU 2016-02 requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. ASU 2016-02 can be applied using a modified retrospective approach, with a number of optional practical expedients relating to the identification and classification of leases that commenced before the effective date, along with the ability to use hindsight in the evaluation of lease decisions, that entities may elect to apply. ASU 2016-02 is effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As a result, the ASU 2016-02 will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2020, with early adoption applicable. The Company is in the process of evaluating the impact of this update on its financial condition, results of operations or liquidity.
Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 proposes changes to the accounting for share-based payment awards issued to employees; primarily income taxes upon award vest or settlement, cash flow presentations of excess tax benefits and employee withheld taxes paid, as well as an entity forfeiture policy election. ASU 2016-09 can be applied using predominantly a modified retrospective approach for many of the previously outlined accounting changes. ASU 2016-09 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. As a result, ASU 2016-09 will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2018, with early adoption available. The Company is in the process of evaluating the impact of this update on its financial condition, results of operations or liquidity.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk Factors
There has been no material changes in the Company’s market risk during the six months ended March 31, 2016. For additional information, refer to Note 3, Risks and Uncertainties, Note 6, Derivative Financial Instruments, Note 7, Fair Value of Financial Instruments and Note 9, Debt to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements and to Part II, Item 7A of our Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including our Principal Executive Officer and Principal Financial Officer, have concluded that, as of March 31, 2016, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the Fiscal 2016 Quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for integration activities of AAG. As previously disclosed, Spectrum Brands completed the acquisition of AAG on May 21, 2015. During the Fiscal 2016 Quarter, Spectrum Brands integrated the operations and processes of AAG into Spectrum Brand’s shared service organization and financial systems environment. This initiative was not in response to any identified deficiency or weakness in Spectrum Brand’s internal control over financial reporting, but to align and streamline design and operation of the financial control environment of the acquired entity with Spectrum Brands.
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
See Note 13, Commitments and Contingencies, to the Company’s Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements.

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

Risks Related to Compass

The substantial declines in oil and natural gas prices have adversely affected Compass’ business, financial condition, cash flow, liquidity and results of operations, resulting in issues that may impair Compass’ ability to continue as a going concern in the future.

Much of Compass’ revenues and cash flow are greatly dependent upon prevailing prices for oil and natural gas. Compass’ ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also dependent on oil and natural gas prices. Lower oil and natural gas prices not only decrease its revenues on a per unit basis, but also reduces the amount of oil and natural gas Compass can produce economically, if any.
Pursuant to terms of the agreement governing Compass’ credit facility (the “Compass Credit Agreement”), on March 31, 2016, Compass was required to deliver to the lenders under the credit facility Compass’ financial statements for the fiscal year ended September 30, 2015 that included an unqualified report from Compass’ auditors. Due in part to the current commodity pricing environment and current amount of indebtedness, Compass’ auditors stated in their report on Compass’ consolidated audited financial statements for the fiscal year ended September 30, 2015 that conditions existed that could raise substantial doubt about Compass’ ability to continue as a going concern (the “Compass Audit Report Qualification”). The Compass Audit Report Qualification would have constituted an event of default under the Compass Credit Agreement. Accordingly, on March 29, 2016, Compass entered into an amendment to the terms of the Compass Credit Agreement that included a limited waiver of any event of default that would have occurred due to the Compass Audit Report Qualification. In addition, the amendment modified the Applicable Spread (as defined in the Compass Credit Agreement) whereby (i) the ABR Spread (as defined in the Compass Credit Agreement) was increased from a range of 0.75%-1.75%, based on the Borrowing Base Usage (as defined in the Compass Credit

Agreement), to a spread of 1.25%-2.25% and (ii) the Eurodollar spread was increased from a range of 1.75%-2.75% to a range of 2.25%-3.25%. Additionally, the commitment fee was raised to 0.50% at all Borrowing Base Usage levels, up from 0.375% when the Borrowing Base Usage was less than 50%. The amendment further provided for a redetermination of Compass’ borrowing base on or about May 16, 2016 with scheduled redeterminations to begin December 1, 2016 and proceed every June 1 and December 1 thereafter.
It is possible that Compass’ borrowing base capacity will be further reduced at its next periodic redetermination and renewal, which is scheduled for May 2016. In the event that Compass’ borrowing base is reduced, it will be an event of default under the Compass Credit Agreement, as amended, which can accelerate payment of the entirety of the loan, if Compass is unable to reduce its debt to the level of the new borrowing base amount. Compass has limited working capital and it will need to raise additional capital to fund any reduction of its credit facility. Compass cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable. Compass’ ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as its business performance. Compass’ ability to continue on a going concern basis beyond the next twelve months depends on its ability to successfully raise additional capital. If Compass is unable to raise additional capital, or otherwise fails to comply with the terms of the Compass Credit Agreement, its business could be jeopardized and Compass may not be able to continue. For additional information, see the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 that are entitled “Compass has a substantial amount of indebtedness, which may adversely affect its cash flow and ability to operate its business, remain in compliance with debt covenants and make payments on its debt and distributions to us. HGI Funding has provided credit support for such indebtedness in the past but may choose not to do so in the future” and “We are a holding company and our only material assets are our equity interests in our operating subsidiaries and our other investments; as a result, our principal source of revenue and cash flow is distributions from our subsidiaries; our subsidiaries may be limited by law and by contract in making distributions to us.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the fiscal quarter ended March 31, 2016, HRG did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. On May 29, 2014, the HRG’s board of directors authorized a program to purchase up to $100.0 million of HRG’s shares of common stock. During the fiscal quarter ended March 31, 2016 we did not repurchase any of our common stock. At March 31, 2016, there were $12.3 million of shares that may yet be repurchased under the plans of the program authorized by HRG’s board of directors.

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
10.1
Subsidiary Service Agreement, dated January 20, 2016, by and between HRG Group, Inc. and David Maura (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2016 (File No. 1-4219)).

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

HRG GROUP, INC. (Registrant)

Dated:	May 9, 2016	By:	/s/ George C. Nicholson
Senior Vice President, Chief Accounting Officer and Acting Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)