Form 10-Q
period 2016-06-30
HRG GROUP, INC.
filed 2016-08-09
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒
There were 200,783,392 shares of the registrant’s common stock outstanding as of August 4, 2016.

HRG GROUP, INC.

PART I: FINANCIAL INFORMATION
Item 1.    Financial Statements
HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2016	September 30, 2015
	(Unaudited)	(As Adjusted)
ASSETS
Investments	$50.7	$278.9
Cash and cash equivalents	487.5	695.2
Funds withheld receivables	1,661.0	1,710.1
Receivables, net	658.3	632.9
Inventories, net	842.3	780.8
Deferred tax assets	279.3	51.2
Properties, including oil and natural gas properties, net	639.1	798.4
Goodwill	2,479.7	2,487.4
Intangibles	2,399.6	2,480.3
Other assets	148.4	134.3
Assets of business held for sale	26,164.9	24,984.5
Total assets	$35,810.8	$35,034.0

LIABILITIES AND EQUITY
Insurance reserves	$1,752.1	$1,856.0
Debt	5,944.5	6,310.5
Accounts payable and other current liabilities	902.4	1,095.6
Employee benefit obligations	87.5	92.9
Deferred tax liabilities	815.3	574.5
Other liabilities	64.3	95.5
Liabilities of business held for sale	24,556.1	23,420.9
Total liabilities	34,122.2	33,445.9

Commitments and contingencies

HRG Group, Inc. shareholders' equity:
Common stock	2.0	2.0
Additional paid-in capital	1,447.1	1,458.5
Accumulated deficit	(1,024.6)	(833.1)
Accumulated other comprehensive income (loss)	130.9	(40.7)
Total HRG Group, Inc. shareholders' equity	555.4	586.7
Noncontrolling interest	1,133.2	1,001.4
Total shareholders' equity	1,688.6	1,588.1
Total liabilities and equity	$35,810.8	$35,034.0
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues:
Net consumer and other product sales	$1,361.6	$1,249.7	$3,790.0	$3,425.0
Oil and natural gas	9.7	24.3	36.0	84.6
Net investment income	16.3	21.5	53.3	65.4
Net investment gains (losses)	57.4	(70.2)	64.6	(65.4)
Insurance and investment product fees and other	2.1	1.9	6.2	5.1
Total revenues	1,447.1	1,227.2	3,950.1	3,514.7
Operating costs and expenses:
Cost of consumer products and other goods sold	830.9	791.3	2,355.8	2,210.3
Oil and natural gas direct operating costs	9.1	22.3	35.4	66.1
Benefits and other changes in policy reserves	30.5	(16.4)	74.3	33.9
Selling, acquisition, operating and general expenses	328.7	369.6	947.8	1,030.0
Impairments and bad debt expense	15.7	112.6	106.5	577.0
Amortization of intangibles	23.5	22.3	70.5	64.0
Total operating costs and expenses	1,238.4	1,301.7	3,590.3	3,981.3
Operating income (loss)	208.7	(74.5)	359.8	(466.6)
Interest expense	(98.4)	(149.1)	(291.7)	(306.6)
Gain on sale of oil and gas properties	—	—	105.6	—
Gain on deconsolidation of subsidiary	—	38.5	—	38.5
Gain upon gaining control of equity method investment	—	—	—	141.2
Other (expense) income, net	(3.3)	3.0	(1.7)	49.9
Income (loss) from continuing operations before income taxes	107.0	(182.1)	172.0	(543.6)
Income tax benefit	(8.4)	(37.8)	(15.0)	(32.6)
Net income (loss) from continuing operations	115.4	(144.3)	187.0	(511.0)
(Loss) income from discontinued operations, net of tax	(208.4)	102.9	(257.1)	125.7
Net loss	(93.0)	(41.4)	(70.1)	(385.3)
Less: Net income attributable to noncontrolling interest	39.9	34.2	121.4	28.4
Net loss attributable to controlling interest	$(132.9)	$(75.6)	$(191.5)	$(413.7)

Amounts attributable to controlling interest:
Net income (loss) from continuing operations	$77.4	$(161.9)	$78.7	$(522.3)
Net (loss) income from discontinued operations	(210.3)	86.3	(270.2)	108.6
Net loss attributable to controlling interest	$(132.9)	$(75.6)	$(191.5)	$(413.7)

Net loss per common share attributable to controlling interest:
Basic income (loss) from continuing operations	$0.39	$(0.82)	$0.40	$(2.64)
Basic (loss) income from discontinued operations	(1.06)	0.44	(1.37)	0.55
Basic	$(0.67)	$(0.38)	$(0.97)	$(2.09)

Diluted income (loss) from continuing operations	$0.38	$(0.82)	$0.39	$(2.64)
Diluted (loss) income from discontinued operations	(1.04)	0.44	(1.34)	0.55
Diluted	$(0.66)	$(0.38)	$(0.95)	$(2.09)
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net loss	$(93.0)	$(41.4)	$(70.1)	$(385.3)

Other comprehensive income (loss)
Foreign currency translation (loss) gain	(13.7)	9.5	(6.0)	(68.6)
Net unrealized gain (loss) on derivative instruments
Changes in derivative instruments before reclassification adjustment	9.6	(7.8)	8.8	9.3
Net reclassification adjustment for losses (gains) included in net income	1.1	(8.1)	0.2	(19.9)
Changes in derivative instruments after reclassification adjustment	10.7	(15.9)	9.0	(10.6)
Changes in deferred income tax asset/liability	(2.9)	0.9	(1.4)	—
Deferred tax valuation allowance adjustments	—	3.0	1.0	2.0
Net unrealized gain (loss) on hedging derivative instruments	7.8	(12.0)	8.6	(8.6)
Actuarial adjustments to pension plans
Changes in actuarial adjustments before reclassification adjustment	0.9	(1.1)	0.4	2.6
Net reclassification adjustment for losses included in cost of goods sold	0.4	0.2	1.1	0.5
Net reclassification adjustment for losses included in selling and general and administrative expenses	0.2	0.1	0.7	0.6
Net actuarial adjustments to pension plans	1.5	(0.8)	2.2	3.7
Changes in deferred income tax asset/liability	(0.3)	0.2	(0.5)	(0.9)
Net actuarial adjustments to pension plans	1.2	(0.6)	1.7	2.8
Unrealized investment gains (losses):
Changes in unrealized investment gains (losses) before reclassification adjustment	615.8	(522.8)	492.0	(420.5)
Net reclassification adjustment for (gains) losses included in net income	(0.1)	(48.3)	0.2	13.8
Changes in unrealized investment gains (losses) after reclassification adjustment	615.7	(571.1)	492.2	(406.7)
Adjustments to intangible assets	(220.4)	211.5	(164.3)	141.5
Changes in deferred income tax asset/liability	(138.1)	127.4	(116.0)	93.1
Net unrealized gains (losses) on investments	257.2	(232.2)	211.9	(172.1)
Net change to derive comprehensive income (loss) for the period	252.5	(235.3)	216.2	(246.5)
Comprehensive income (loss)	159.5	(276.7)	146.1	(631.8)
Less: Comprehensive income (loss) attributable to the noncontrolling interest:
Net income	39.9	34.2	121.4	28.4
Other comprehensive income (loss)	49.2	(46.2)	44.2	(64.5)
Comprehensive income (loss) attributable to the noncontrolling interest	89.1	(12.0)	165.6	(36.1)
Comprehensive income (loss) attributable to the controlling interest	$70.4	$(264.7)	$(19.5)	$(595.7)
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended June 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net loss	$(70.1)	$(385.3)
(Loss) income from discontinued operations, net of tax	(257.1)	125.7
Net income (loss) from continuing operations	187.0	(511.0)
Adjustments to reconcile net income (loss) to operating cash flows from continuing operations:
Depreciation of properties	81.2	97.5
Amortization of intangibles	70.5	64.0
Impairment of intangible assets and goodwill	10.7	60.2
Impairment of oil and gas properties	93.2	439.4
Loan provision and bad debt expense	3.5	77.5
Stock-based compensation	58.4	56.6
Amortization of debt issuance costs	12.9	11.2
Amortization of debt discount	1.9	3.1
Write-off of debt issuance costs and discounts on retired debt	—	12.5
Deferred income taxes	(61.3)	(68.8)
Gain on disposal of oil and gas properties	(105.6)	—
Gain on deconsolidation of subsidiary	—	(38.5)
Gain upon gaining control of equity method investment	—	(141.2)
Interest credited/index credits to contractholder account balances	27.2	28.1
Net recognized (gains) losses on investments and derivatives	(22.0)	39.6
Charges assessed to contractholders for mortality and administration	(1.0)	(1.1)
Non-cash increase to cost of goods sold due to acquisition inventory step up	—	7.7
Non-cash restructuring and related charges	3.3	16.1
Changes in operating assets and liabilities:	(261.0)	(423.0)
Net change in cash due to continuing operating activities	98.9	(270.1)
Net change in cash due to discontinued operating activities	288.1	107.0
Net change in cash due to operating activities	387.0	(163.1)
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	52.7	84.9
Cost of investments acquired	(3.6)	(3.9)
Acquisitions, net of cash acquired	—	(1,322.1)
Net asset-based loan repayments	175.6	241.4
Capital expenditures	(64.0)	(65.8)
Proceeds from sales of assets	154.3	20.7
Other investing activities, net	(1.9)	(0.4)
Net change in cash due to continuing investing activities	313.1	(1,045.2)
Net change in cash due to discontinued investing activities	(911.7)	(900.1)
Net change in cash due to investing activities	(598.6)	(1,945.3)
Cash flows from financing activities:
Proceeds from issuance of new debt	5.4	3,691.8
Repayment of debt, including tender and call premiums	(407.8)	(2,641.6)
Revolving credit facility activity	(3.5)	63.8
Debt issuance costs	(2.5)	(45.8)
Purchases of subsidiary stock, net	(50.1)	(36.8)
Contractholder account deposits	4.1	77.5
Contractholder account withdrawals	(108.6)	(103.9)
Dividend paid by subsidiary to noncontrolling interest	(27.9)	(22.5)
Share based award tax withholding payments	(28.0)	(20.3)
Net proceeds from issuance subsidiary common stock	—	281.1
Common stock repurchased	—	(22.2)
Other financing activities, net	0.9	3.9
Net change in cash due to continuing financing activities	(618.0)	1,225.0
Net change in cash due to discontinued financing activities	841.3	870.0
Net change in cash due to financing activities	223.3	2,095.0
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(13.0)
Net change in cash and cash equivalents	10.0	(26.4)
Net change in cash and cash equivalents in discontinued operations	217.7	76.9
Net change in cash and cash equivalents in continuing operations	(207.7)	(103.3)
Cash and cash equivalents at beginning of period	695.2	742.8
Cash and cash equivalents at end of period	$487.5	$639.5
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
Insurance Segment
As of June 30, 2016, the Company’s insurance operations were conducted through Front Street Re (Delaware) Ltd., (“Front Street”) and its Bermuda and Cayman-based wholly-owned life and annuity reinsurers, Front Street Re Ltd. (“Front Street Bermuda”) and Front Street Re (Cayman) Ltd. (“Front Street Cayman”), respectively.
During the three months ended June 30, 2016, Front Street was provided information on a recapture notice of a reinsurance agreement between third parties covering a block of long-term care business. The original reinsurance agreement was entered into on a funds withheld modified coinsurance basis and the assuming company had retroceded 74.9% of the assumed business to Ability Reinsurance (Bermuda) which was subsequently merged with Front Street Cayman upon the acquisition of Ability Reinsurance (Bermuda) in 2014. As a result of the recapture notice, during the three and nine months ended June 30, 2016, Front Street’s funds withheld receivables and insurance reserves decreased by approximately $83.0.
The Company also owns 80.4% of Fidelity & Guaranty Life, (“FGL”). Through its wholly-owned subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York, FGL is a provider of various types of fixed annuities and life insurance products in the U.S.
As discussed further in Note 4, Divestitures, on November 8, 2015, Anbang Insurance Group Co., Ltd., a joint-stock insurance company established in the People’s Republic of China (“Anbang”), AB Infinity Holding, Inc., a wholly-owned subsidiary of Anbang (“AB Infinity”), and AB Merger Sub, Inc., a wholly-owned subsidiary of AB Infinity (“Merger Sub”), entered into a definitive merger agreement (the “FGL Merger Agreement” and such merger, the “FGL Merger”) to acquire FGL for $26.80 per share. As a result of the FGL Merger Agreement, as of June 30, 2016, the Company’s ownership interest in FGL has been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and FGL’s operations were classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and the accompanying Condensed Consolidated Statements of Cash Flows and reported separately for all periods presented. Prior to the transaction, FGL was included in the Company’s Insurance segment. As a result of classifying FGL as held for sale, all segmented information has been adjusted to exclude FGL from the Insurance segment. See Note 4, Divestitures.
Energy Segment
The Energy segment represents the Company’s wholly-owned subsidiary, HGI Energy Holdings, LLC (“HGI Energy”) and HGI Energy’s wholly-owned subsidiary, Compass Production GP, LLC (“Compass GP”) and its respective subsidiaries (collectively, “Compass”). Compass is an owner and operator of conventional oil and natural gas properties in East Texas and North Louisiana.
On December 1, 2015, Compass completed the sale of its oil and gas interests located in the Holly, Waskom and Danville Fields in East Texas and North Louisiana (the “Compass Asset Sale”). At closing, proceeds from the transaction, which were approximately $147.5, less estimated expenses of $1.9, were used primarily to reduce borrowings under Compass’ existing credit facility (the “Compass Credit Agreement”). For the nine months ended June 30, 2016, Compass received an additional $5.9 as a result of resolving certain title and consent matters in connection with the Compass Asset Sale.
As further discussed in Note 17, Subsequent Events, on July 1, 2016, subsequent to the end of the fiscal quarter, the Company, through HGI Energy, entered into an agreement to sell its equity interests in Compass to a third party for a cash purchase price of $145.0 (such agreement, the “Compass Sale Agreement” and such sale, the “Compass Sale”). The purchase price will be reduced by the balance of Compass Credit Agreement outstanding at closing ($125.0 as of June 30, 2016) and is subject to other customary closing purchase price adjustments for title and environmental defects. The closing of the Compass Sale is subject to the satisfaction of customary closing conditions. HRG is a party to the Compass Sale Agreement for the purpose of satisfying HGI Energy’s post-closing obligations to the buyer. Upon the completion of the Compass Sale, HGI Energy’s existing notes, $100.0 notional aggregate amount held by the Company’s affiliates, will be canceled and replaced with $92.0 notional aggregate amount of new notes of HGI Energy and HGI Energy will be recapitalized with an equity contribution of $110.0 in assets or cash to satisfy its future obligations.
Given the inherent decline in the production potential of its existing asset base, Compass’ indebtedness and the continued declines in commodity prices, if the Compass Sale is not completed, Compass may also pursue a variety of strategies to generate cash flows and reduce its leverage, including pursuing dispositions, acquisitions, other strategic transactions and the issuance of debt and equity securities.
Asset Management Segment
The Asset Management segment represents the Company’s ownership of Salus Capital Partners, LLC (“Salus”), an asset based lender, and CorAmerica Capital, LLC (“CorAmerica”), a commercial real estate lender. During the three months ended June 30, 2016, the operations of Energy & Infrastructure Capital, LLC (“EIC”), a debt capital investment manager focused on direct lending to companies in the North America energy and infrastructure sectors, were wound down.

(2) Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and note disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported net loss attributable to controlling interest or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on November 20, 2015 (the “Form 10-K”). The results of operations for the nine months ended June 30, 2016 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2016.
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
At June 30, 2016, the noncontrolling interest component of total equity primarily represents the 42.2% share of Spectrum Brands and the 19.6% of FGL not owned by HRG.
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
Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 simplifies the presentation of provisional amounts recognized in a business combination during the measurement period (one year from the date of acquisition). Whereas the prior guidance required retrospective adjustment of prior periods, ASU 2015-16 eliminates this requirement. The Company adopted ASU 2015-16 effective March 31, 2016, resulting in the recognition of adjustments to goodwill of $3.4 during the nine months ended June 30, 2016 related to Spectrum Brands’ acquisition of Armored AutoGroup Parent Inc. (“AAG”) See Note 8, Goodwill and Intangibles for adjustments to goodwill.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that the presentation of deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The Company elected to early adopt ASU 2015-07 effective March 31, 2016. The Company applied the new guidance on a retrospective basis, resulting in a reclassification reducing both deferred tax assets and deferred tax liabilities by $39.1 in the accompanying Condensed Consolidated Balance Sheets at September 30, 2015.
Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 provides for changes to the accounting for share-based payment awards issued to employees, primarily income taxes upon award vesting or settlement, cash flow presentations of excess tax benefits and employee withheld taxes paid, as well as an entity forfeiture policy election. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company has elected to early adopt ASU 2016-09 for the three months ended June 30, 2016 using a modified retrospective approach, effective as if adopted the first day of the fiscal year, October 1, 2015.
Under the new guidance, all excess tax benefits and tax deficiencies related to employee stock compensation will be recognized within income tax expense. Under prior guidance, excess tax benefits were recognized to additional paid-in capital and tax deficiencies were only recognized to the extent they exceeded the pool of excess tax benefits.
As of September 30, 2015, there was $28.4 of unrecognized deferred tax assets attributable to excess tax benefits that were not previously recognized as they did not reduce income taxes payable. The cumulative adjustment for the adoption of ASU 2016-09 did not have an impact on net equity as the incremental deferred tax assets were fully offset by a corresponding increase in the deferred tax asset valuation allowance as of September 30, 2015.
For the three months ended December 31, 2015, there was an additional $4.3 of unrecognized deferred tax assets attributable to excess tax benefits that were not previously recognized. The Company did not record an adjustment for the adoption of ASU 2016-09 as the incremental deferred tax assets were also fully offset by a corresponding increase in the deferred tax asset valuation allowance as of December 31, 2015.
The impact of the adoption of ASU 2016-09 to the Company’s previously reported quarterly results for the three and six months ended March 31, 2016 was as follows:

	Three months ended March 31, 2016			Six months ended March 31, 2016
	Reported	Adjustment	As Revised	Reported	Adjustment	As Revised
Income tax expense (benefit)	$8.9	$(17.4)	$(8.5)	$10.8	$(17.4)	$(6.6)
Net income from continuing operations	11.6	17.4	29.0	54.2	17.4	71.6
Net (loss) income	(1.5)	17.4	15.9	5.5	17.4	22.9
Net income attributable to noncontrolling interest	33.3	7.3	40.6	74.2	7.3	81.5
Net (loss) income attributable to controlling interest	(34.8)	10.1	(24.7)	(68.7)	10.1	(58.6)
Earnings Per Share
Basic (loss) income from continuing operations	$(0.10)	$0.09	$(0.01)	$(0.05)	$0.09	$0.04
Basic earnings per share	(0.18)	0.05	(0.12)	(0.35)	0.05	(0.30)
Diluted (loss) income from continuing operations	$(0.10)	$0.09	$(0.01)	$(0.05)	$0.09	$0.04
Diluted earnings per share	(0.18)	0.05	(0.12)	(0.35)	0.05	(0.30)
Further, as part of the adoption, the Company elected to account for forfeitures in compensation cost as they occur. The cumulative impact for the change in election was not material and was recognized in the three months ended June 30, 2016.
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
The ceiling test is computed using the simple average first day of the month spot price for the trailing 12 month period using the first day of each month. As of June 30, 2016, the trailing 12 month period month reference prices were $2.24 per Million British Thermal Units (“Mmbtu”) for natural gas at Henry Hub (“HH”), and $43.12 per barrel (“Bbl”) of oil for West Texas Intermediate (“WTI”) at Cushing, Oklahoma. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. The price used for natural gas liquids was $16.72 per Bbl and was based on the trailing 12 month period month average of realized prices. Under full cost accounting rules, any ceiling test impairments of oil and natural gas properties may not be reversed in subsequent periods. Since Compass does not designate its derivative financial instruments as hedging instruments, Compass is not allowed to use the impacts of the derivative financial instruments in the ceiling test computations.
During the three and nine months ended June 30, 2016, Compass recognized impairments of $17.6 and $93.2, respectively, to its proved oil and natural gas properties due to the continued decline in oil and natural gas prices.
For the three months ended June 30, 2015, Compass recognized impairments to its proved oil and natural gas properties of $102.8 primarily due to a decline in oil and natural gas prices. During the nine months ended June 30, 2015, Compass recognized impairments of $439.4 to its proved oil and natural gas properties due to the sharp decline in oil and natural gas prices, as well as the acquisition by HGI Energy of EXCO Resources, Inc.’s (“EXCO”) interest in Compass, which triggered the remeasurement of the Company’s initial basis in Compass at fair value which increased Compass’ full cost pool. The purchase price for the acquisition was based on both the income and market approach models which incorporate, among other things, market prices based on the New York Mercantile Exchange (“NYMEX”) futures as of the acquisition date, which the Company believes reflects an independent proxy point for determining fair value. The ceiling test, however, requires companies using the full cost accounting method to price period-ending proved reserves using the simple average first day of the month spot price for the trailing 12 month period, which may not be indicative of actual market values. As a result, Compass’ full cost pool exceeded its ceiling test limitation at June 30, 2015 resulting in impairment.
As a result of the continued decline in oil and natural gas prices, if the Compass Sale is not completed, Compass expects to incur additional impairments to its oil and natural gas properties in fiscal year 2016 if prices do not increase. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.
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
Insurance Subsidiary Financial Information and Regulatory Matters
FGL Insurance’s statutory carrying value of Raven Reinsurance Company (“Raven Re”), its wholly-owned subsidiary, reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $207.5 and $226.3 at June 30, 2016 and September 30, 2015, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $3.2 and $2.5 at June 30, 2016 and September 30, 2015, respectively. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus would be negative $0.1 and negative $33.1 as of June 30, 2016 and September 30, 2015, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by debt securities rated by the National Association of Insurance Commissioners (“NAIC”) as “NAIC-1.” If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura Bank International plc’s consent. FGL Insurance’s carrying value of Raven Re at June 30, 2016 and September 30, 2015 was $210.6 and $195.6, respectively.
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge fixed indexed annuity (“FIA”) index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $26.2 increase to statutory capital and surplus at June 30, 2016.

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
Concentrations of Investments
As of June 30, 2016, the Company’s most significant investment in one industry was the Company’s asset-based loan in the apparel industry with carrying value of $12.3, or 24.3% of the Company’s investment portfolio. As of September 30, 2015, the Company’s most significant investment in one industry was the Company’s asset-based loan in the electronics industry with carrying value of $45.9, or 16.5%, of the Company’s investments portfolio. No investment in a single issuer exceeded 10% of the Company’s stockholders’ equity as of June 30, 2016 and September 30, 2015.
Concentration of Securities Included in Funds Withheld Receivables
As of June 30, 2016 and September 30, 2015, Front Street’s most significant exposure related to the securities underlying the funds withheld receivables was to the financial sector and the energy, mining and metals industries.
As of June 30, 2016 and September 30, 2015, the carrying value of the fixed maturity securities in the financial sector was $225.5, or 13.6%, and $269.7, or 15.8%, respectively, of Front Street’s funds withheld receivables. At June 30, 2016 and September 30, 2015, the holdings in this sector included investments in 80 and 107 different issuers, respectively, with the top ten investments accounting for 47.4% and 41.0%, respectively, of the total holdings in this sector.
As of June 30, 2016 and September 30, 2015, the carrying value of the fixed maturity securities in the energy, mining and metals industries was $200.4, or 12.1%, and $236.6, or 13.8%, respectively, of Front Street’s funds withheld receivables. At June 30,

2016 and September 30, 2015, the holdings in these industries included investments in 80 and 98 different issuers, respectively, with the top ten investments accounting for 43.4% and 39.7%, respectively, of the total holdings in these industries.
There were no holdings in a single issuer included in the funds withheld receivables that exceeded 10% of the Company’s stockholders’ equity as of June 30, 2016 and September 30, 2015.
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
The Company’s exposure to such financial and capital markets risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of Front Street’s funds withheld receivables and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of the Front Street’s reinsured products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring Front Street to liquidate assets in an unrealized loss position. This risk is mitigated to some extent by surrender charge protection provided by the products reinsured by Front Street.
Receivables
The allowance for uncollectible receivables as of June 30, 2016 and September 30, 2015 was $46.0 and $44.0, respectively. The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represents approximately 15.0% and 12.7% of the Company’s “Receivables, net” in the accompanying Condensed Consolidated Balance Sheets at June 30, 2016 and September 30, 2015, respectively.

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
On November 25, 2015, FGL obtained the requisite approval for the FGL Merger from the Vermont Department of Financial Regulation. On March 14, 2016, FGL received notification from CFIUS that it had concluded all action under Section 721 of the Defense Production Act of 1950, as amended, and determined that there are no unresolved national security concerns with respect to the FGL Merger. The parties are not required to file a notification of the FGL Merger under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, due to an available exemption. The adoption of the FGL Merger Agreement by FGL’s stockholders required the affirmative vote or written consent of holders of at least a majority of the outstanding shares of FGL’s common stock. On November 8, 2015, FS Holdco II Ltd., a wholly-owned subsidiary of the Company and the direct holder of 47.0 million shares of FGL’s common stock representing approximately 80.5% of the outstanding shares of FGL’s common stock, delivered a written consent adopting, authorizing, accepting and approving in all respects the FGL Merger Agreement and the transactions contemplated thereby, including the merger.
Anbang continues to work on securing the required regulatory approvals and the parties are committed to securing such approvals, however, the closing of the FGL Merger, and the timing thereof, is subject to the regulatory review and approval process. In the event that the FGL Merger Agreement is terminated, under specified circumstances, FGL may be required to pay a termination fee to Anbang and its subsidiaries of $51.5.

At June 30, 2016, the Company determined that as a result of the FGL Merger Agreement, the Company’s ownership interest in FGL met the criteria established by ASC 360 to classify it as held for sale. The following table summarizes the major categories of assets and liabilities classified as held for sale in the accompanying Condensed Consolidated Balance Sheets at June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Assets
Investments, including loans and receivables from affiliates	$20,665.6	$19,206.7
Cash and cash equivalents	719.5	501.8
Accrued investment income	191.6	191.2
Reinsurance recoverable	3,475.9	3,578.7
Deferred tax assets	52.7	194.7
Properties	17.1	14.4
Deferred acquisition costs and value of business acquired, net	1,101.1	1,048.6
Other assets	182.1	248.4
Write-down of assets of business held for sale to fair value less cost to sell	(240.7)	—
Total assets held for sale	$26,164.9	$24,984.5
Liabilities
Insurance reserves	$23,575.8	$22,560.1
Debt	300.0	298.3
Accounts payable and other current liabilities	39.3	43.7
Other liabilities	641.0	518.8
Total liabilities held for sale	$24,556.1	$23,420.9
The balances included in the accompanying Condensed Consolidated Balance Sheets and in the table above reflect transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the closing of the FGL Merger. Such transactions are not eliminated to reflect the continuing operations and balances held for sale. As a result, adjustments to the carrying value of certain intercompany assets recorded by FGL, were reversed upon consolidation in the Company’s Condensed Consolidated Financial Statements.
Below is a summary of the impact of such intercompany balances in the accompanying Condensed Consolidated Balance Sheets:

	June 30, 2016	September 30, 2015
Assets
Funds withheld receivable	$1,011.2	$1,058.0
Other assets	15.4	15.9
Assets of business held for sale	1,531.2	1,769.8
Total assets	$2,557.8	$2,843.7
Liabilities
Insurance reserves	$1,143.2	$1,226.8
Debt	198.9	330.7
Accounts payable and other current liabilities	0.3	1.6
Other liabilities	9.6	11.0
Liabilities of business held for sale	1,205.8	1,273.6
Total liabilities	$2,557.8	$2,843.7
The carrying value of the Company’s interest in FGL was higher than the fair value less cost to sell based on the sales price at June 30, 2016 and as a result, the Company recorded a write-down of assets of business held for sale of $217.2 and $240.7 for the three and nine months ended June 30, 2016, respectively.
In accordance with ASU 2014-08, the Company has determined that the FGL Merger Agreement represented a strategic shift for the Company and, accordingly, has presented the results of operations for FGL as discontinued operations in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes the components of “Net (loss) income from discontinued operations” in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2016 and 2015:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Revenues:
Insurance premiums	$20.8	$17.2	$52.4	$43.0
Net investment income (a)	236.3	212.1	685.2	628.1
Net investment (losses) gains (b)	(21.0)	76.8	3.5	101.9
Insurance and investment product fees and other	33.0	23.2	93.5	65.1
Total revenues	269.1	329.3	834.6	838.1
Operating costs and expenses:
Benefits and other changes in policy reserves	216.3	78.5	585.3	474.1
Selling, acquisition, operating and general expenses	25.6	27.2	82.2	84.8
Amortization of intangibles	7.4	77.4	41.3	85.7
Total operating costs and expenses	249.3	183.1	708.8	644.6
Operating income	19.8	146.2	125.8	193.5
Interest expense	(5.1)	(5.9)	(16.9)	(17.7)
Other income (expense), net	1.9	2.1	4.4	(2.9)
Write-down of assets of business held for sale to fair value less cost to sell	(217.2)	—	(240.7)	—
Net (loss) income before income taxes	(200.6)	142.4	(127.4)	172.9
Income tax expense (c)	7.8	39.5	129.7	47.2
Net (loss) income	(208.4)	102.9	(257.1)	125.7
Less: net income attributable to noncontrolling interest	1.9	16.6	13.1	17.1
Net (loss) income - attributable to controlling interest	$(210.3)	$86.3	$(270.2)	$108.6
(a) Included in the net investment income attributable to FGL is interest income of $1.1 for the three months ended June 30, 2016 and 2015 and $3.4 for the nine months ended June 30, 2016 and 2015 on debt instruments issued by entities consolidated by HRG as they will continue to exist following the closing of the FGL Merger. The corresponding interest expense is recorded in continuing operations in the accompanying Condensed Consolidated Statements of Operations.
(b) Included in “Net investments (losses) gains” are charges related to the change in expected recovery rates of asset-based loans. Such charges are presented as “Impairments and bad debt expense” on the Company’s accompanying Condensed Consolidated Statements of Operations.
(c) Included in the income tax expense for the nine months ended June 30, 2016 was a $90.9 of net income tax expense related to the establishment of a deferred tax liability of $253.0 at June 30, 2016 as a result of classifying the Company’s ownership interest in FGL as held for sale. The deferred tax liability was partially offset by a $162.1 reduction of valuation allowance on HRG’s net operating and capital loss carryforwards expected to offset the FGL taxable gain at June 30, 2016. The remaining liability is expected to be offset by current year losses recognized in continuing operations except for $15.0 of estimated alternative minimum taxes.
Compass Asset Sale and Compass Sale
As discussed in Note 1, Description of Business, on December 1, 2015, Compass completed the sale of its oil and gas interests located in the Holly, Waskom and Danville Fields in East Texas and North Louisiana. The Company accounted for the sale in accordance with ASC Topic 932, Property, Plant and Equipment: Extractive Activities - Oil and Gas and recorded a gain on sale of oil and natural gas assets of $105.6 for the nine months ended June 30, 2016. The Holly, Waskom and Danville Fields did not represent all or substantially all of Compass’ full-cost method assets and, as a result, the operations associated with these assets were presented as continuing operations in the accompanying Condensed Consolidated Statements of Operations.
Further, as discussed in Note 1, Description of Business, on July 1, 2016, the Company entered into the Compass Sale Agreement. The Company’s interest in Compass met all of the held for sale criteria established by ASC 360 on July 1, 2016, subsequent to the end of the third fiscal quarter of 2016. The disposal represents all of the remaining oil and gas properties that were accounted for using the full-cost method as of June 30, 2016. The operations of Compass will be presented as discontinued operations starting in the fourth fiscal quarter of 2016. See Note 17, Subsequent Events for additional details.

(5) Investments
The Company’s consolidated investments are summarized as follows:

	June 30, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Asset-based loans	$48.2	$—	$—	$48.2	$48.2
Other invested assets	2.5	—	—	2.5	2.5
Total Investments	$50.7	$—	$—	$50.7	$50.7

	September 30, 2015
	(As Adjusted)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Corporate fixed-maturity securities, available-for-sale	$14.1	$—	$—	$14.1	$14.1
Equity securities - held for trading	18.7	14.1	—	32.8	32.8
Asset-based loans	226.7	—	—	226.7	226.7
Other invested assets	5.3	—	—	5.3	5.3
Total Investments	$264.8	$14.1	$—	$278.9	$278.9
Asset-based Loans
As of June 30, 2016 and September 30, 2015, the Company’s portfolio of asset-based loans receivable originated by Salus and its co-lender Front Street consisted of the following:

	June 30, 2016	September 30, 2015
		(As Adjusted)
Asset-based loans, net of deferred fees, by major industry:
Apparel	$34.9	$66.0
Jewelry	16.8	36.9
Manufacturing	11.9	32.7
Electronics	5.2	45.9
Other	13.2	93.1
Total asset-based loans	82.0	274.6
Less: Allowance for credit losses	33.8	47.9
Total asset-based loans, net	$48.2	$226.7
The Company establishes its allowance for credit losses through a provision for credit losses based on Salus’ evaluation of the credit quality of its loan portfolio. The following table presents the activity in its allowance for credit losses for the three and nine months ended June 30, 2016 and 2015:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Allowance for credit losses:
Balance at beginning of period	$47.8	$22.7	$47.9	$5.5
Provision for credit losses	(11.7)	9.4	2.7	77.7
Charge-offs	(5.2)	—	(19.7)	(51.1)
Recoveries	2.9	—	2.9	—
Balance at end of period	$33.8	$32.1	$33.8	$32.1
Credit Quality Indicators
Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of June 30, 2016 and September 30, 2015, there were eleven and nine loans with a net carrying value of $68.4 and $79.8, respectively, considered delinquent by Salus and placed on non-accrual status. It is Salus’ policy to discontinue accruing interest when there is a reasonable doubt as to collectability in the normal course of business. Nonaccrual loans are considered impaired for reporting purposes and are individually evaluated for impairment.
During the three and nine months ended June 30, 2016, the Company recognized charge-offs of $5.2 and $19.7, respectively. For the three and nine months ended June 30, 2016, the Company recorded net decreases in the allowance for credit losses of $16.9 and $17.0, respectively, and recoveries of $2.9 for the three and nine months ended June 30, 2016. The internal risk rating of one and seven delinquent loans was categorized as doubtful during the three and nine months ended June 30, 2016, respectively. Salus has assessed the adequacy of its allowance for credit losses and believes the level of allowance for credit losses to be adequate to mitigate inherent losses in the portfolio.
During the nine months ended June 30, 2015, the Company recognized charge-offs of $51.1. For the three and nine months ended June 30, 2015, the Company also recorded additional net increases in the provision of credit losses of $9.4 and $26.6, respectively. The internal risk rating of three and four delinquent loan was categorized as doubtful during the three and nine months ended June 30, 2015, respectively.
During the fiscal year ended September 30, 2015, the bankruptcy court overseeing the Chapter 11 proceedings of RadioShack Corp. (“RadioShack”) approved the sale of 1,743 of the company’s stores to General Wireless Inc., an affiliate of Standard General LP. Salus was the lender under RadioShack’s $250.0 term loan placed in December 2013 with a net exposure to Salus and Front Street of $93.0 and $7.0, respectively, after giving effect to a $50.0 participation by FGL and a non-qualifying participation of $100.0 held by a third party. During the fiscal year ended September 30, 2015, the $100.0 held by a third party was repaid in full because this third party had the right of first payment in the case of a bankruptcy under an intercreditor agreement with Salus. During the nine months ended June 30, 2015, the Company recognized charge-offs of $51.1, excluding any charge-offs related to FGL’s participations which are included in “(Loss) income from discontinued operations, net of tax” in the accompanying Condensed Consolidated Statements of Operations; and an additional net increase in the provision of credit losses of $19.2 related to the loan with RadioShack.
During the three and nine months ended June 30, 2016, Salus and Front Street received a partial repayment on the loan to RadioShack of $43.4, excluding $21.7 repayment on FGL’s participation on the loan. At June 30, 2016, the Company expects additional $5.0 of future recoveries of the loan to RadioShack, excluding $2.5 related to FGL’s participation on the loan that is included in “Assets of business held for sale” in the accompanying Condensed Consolidated Balance Sheets. As a result of the higher than expected recovery rates during the quarter, the Company reversed $18.0 of previously recorded allowance for credit losses, excluding $9.0 of realized gains by FGL recorded in “(Loss) income from discontinued operations, net of tax” in the accompanying Condensed Consolidated Statements of Operations.

	Internal Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2016	$—	$1.3	$11.2	$69.5	$82.0
September 30, 2015 (As Adjusted)	$69.0	$32.4	$74.0	$99.2	$274.6

(6) Derivatives
The fair value of outstanding derivatives recorded in the accompanying Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	June 30, 2016	September 30, 2015
			(As Adjusted)
Derivatives designated as hedging instruments:
Foreign exchange contracts	Receivables, net	$6.6	$5.2
Commodity swaps	Receivables, net	1.3	—
Commodity swaps	Other assets	0.3	—
Foreign exchange contracts	Other assets	0.6	0.4
Total asset derivatives designated as hedging instruments		8.8	5.6
Derivatives not designated as hedging instruments:
Call options	Funds withheld receivables	9.4	5.4
Call options	Other assets	4.5	1.0
Commodity contracts	Receivables, net	0.3	7.9
Foreign exchange contracts	Receivables, net	0.4	0.4
Total asset derivatives		$23.4	$20.3

Liability Derivatives	Classification	June 30, 2016	September 30, 2015
			(As Adjusted)
Derivatives designated as hedging instruments:
Interest rate swaps	Accounts payable and other current liabilities	$1.3	$1.4
Interest rate swaps	Other liabilities	0.5	1.2
Commodity swaps	Accounts payable and other current liabilities	0.4	4.7
Commodity swaps	Other liabilities	—	0.8
Foreign exchange contracts	Accounts payable and other current liabilities	1.7	1.5
Foreign exchange contracts	Other liabilities	0.1	—
Total liability derivatives designated as hedging instruments		4.0	9.6
Derivatives not designated as hedging instruments:
Embedded derivatives in Front Street's assumed FIA business	Insurance reserves	133.5	142.3
Foreign exchange	Accounts payable and other current liabilities	0.6	0.1
Commodity contracts	Accounts payable and other current liabilities	1.6	0.1
Total liability derivatives		$139.7	$152.1
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
The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2016 and 2015:

		Three months ended June 30,
		2016			2015
		Effective portion		Ineffective portion	Effective portion		Ineffective portion
	Classification	Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings	Gain (Loss)	Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings	Gain (Loss)
Interest rate swaps	Interest expense	$(0.2)	$(0.4)	$—	$(0.4)	$(0.5)	$—
Commodity swaps	Cost of consumer products and other goods sold	2.1	(0.8)	0.1	(0.7)	—	—
Foreign exchange contracts	Net consumer and other product sales	(0.3)	—	—	0.1	—	—
Foreign exchange contracts	Cost of consumer products and other goods sold	8.0	0.1	—	(6.8)	8.6	—
		$9.6	$(1.1)	$0.1	$(7.8)	$8.1	$—

		Nine months ended June 30,
		2016			2015
		Effective portion		Ineffective portion	Effective portion		Ineffective portion
	Classification	Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings	Gain (Loss)	Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings	Gain (Loss)
Interest rate swaps	Interest expense	$(0.5)	$(1.4)	$—	$(2.4)	$(1.4)	$—
Commodity swaps	Cost of consumer products and other goods sold	2.9	(3.8)	0.1	(2.4)	0.3	—
Foreign exchange contracts	Net consumer and other product sales	(0.4)	—	—	0.1	—	—
Foreign exchange contracts	Cost of consumer products and other goods sold	6.8	5.0	—	14.0	21.0	—
		$8.8	$(0.2)	$0.1	$9.3	$19.9	$—

During the three and nine months ended June 30, 2016 and 2015, the Company recognized the following gains and losses on its derivatives:

		Three months ended June 30,		Nine months ended June 30,
Classification	Derivatives Not Designated as Hedging Instruments	2016	2015	2016	2015
Revenues:
Net investment gains (losses)	Call options	$0.2	$(0.3)	$0.7	$1.9
Other income and expense:
Benefits and other changes in policy reserves	Embedded derivatives in Front Street's assumed FIA business	$3.0	$6.9	$8.8	$1.8
Other (expense) income, net	Oil and natural gas commodity contracts	(2.2)	(2.7)	0.3	21.3
	Foreign exchange contracts	0.8	5.0	1.6	(2.4)
Additional Disclosures
Call options. Derivative financial instruments included within or outside of the funds withheld receivables at fair value in the accompanying Condensed Consolidated Balance Sheets are in the form of call options receivable to Front Street. Front Street hedges exposure to product related equity market risk by entering into derivative transactions. These options hedge Front Street’s share of the FIA index credit. The change in fair value is recognized within “Net investment gains (losses)” in the accompanying Condensed Consolidated Statements of Operations.
Embedded derivatives in Front Street’s assumed FIA business. Front Street has assumed FIA contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the Standard & Poor’s Ratings Services (“S&P”) 500 Index. This feature represents an embedded derivative under U.S. GAAP. The FIA embedded derivative is valued at fair value and included in the “Insurance reserves” in the accompanying Condensed Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the accompanying Condensed Consolidated Statements of Operations.
Interest Rate Swaps. When it deems appropriate, Spectrum Brands has used interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated other comprehensive income (loss) (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest from the underlying debt to which the swap is designated. As of June 30, 2016 and September 30, 2015, Spectrum Brands had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300.0 through April 2017. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $0.8, net of tax. Spectrum Brands’ interest rate swap derivative financial instruments at June 30, 2016 and September 30, 2015 were as follows:

	June 30, 2016		September 30, 2015
	Notional	Remaining Years	Notional	Remaining Years
Interest rate swaps - fixed	$300.0	0.8	$300.0	1.5
Foreign exchange contracts - cash flow hedges. Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to “Net consumer and other product sales” or “Cost of consumer products and other goods sold”, respectively, in the accompanying Condensed Consolidated Statements of Operations. At June 30, 2016, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through September 2017. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $2.4, net of tax. At June 30, 2016 and September 30, 2015, Spectrum Brands had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $224.7 and $300.6, respectively.
Commodity swaps - cash flow hedges. Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At June 30, 2016, Spectrum Brands had a series of zinc and brass swap contracts outstanding through September 2017. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $0.3, net of tax. Spectrum Brands had the following commodity swap contracts outstanding as of June 30, 2016 and September 30, 2015:

	June 30, 2016		September 30, 2015
	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts (tons)	7.2	$13.6	10.8	$22.2
Brass swap contracts (tons)	1.0	4.3	1.8	8.5
Foreign exchange contracts - not designated as hedges for accounting purposes. Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Canadian Dollars (“CAD”), Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on the foreign exchange contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At June 30, 2016, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through August 2016. At June 30, 2016 and September 30, 2015, Spectrum Brands had $197.1 and $126.8, respectively, of notional value for such foreign exchange derivative contracts outstanding.
During the three and nine months ended June 30, 2016, Salus entered into a foreign exchange swap contract to economically hedge foreign exchange risk related to asset-based loans originated in CAD. The foreign exchange contract is a fair value hedge of a related liability or asset recorded in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on the foreign exchange contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At June 30, 2016, Salus had one foreign exchange derivative contract outstanding through September 30, 2016 with $15.5 of notional value outstanding.
Commodity Swaps - not designated as hedges for accounting purposes. Spectrum Brands periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The commodity swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in the fair value of the commodity swap contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the commodity swap contracts. The commodity swap contracts effectively fix the floating price on a specified quantity of silver through a specified date. At June 30, 2016, Spectrum Brands had a series of commodity swaps outstanding through August 2016. Spectrum Brands had the following commodity swaps outstanding as of June 30, 2016 and September 30, 2015:

	June 30, 2016		September 30, 2015
	Notional	Contract Value	Notional	Contract Value
Silver (troy oz.)	5	$0.1	25	$0.4
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
Settlements in the normal course of maturities of Derivative Financial Instruments result in cash receipts from, or cash disbursements to, Compass’ derivative contract counterparties. Changes in the fair value of Compass’ Derivative Financial Instruments, which includes both cash and non-cash changes in fair value, are included in “Net investment gains (losses)” in the accompanying Condensed Consolidated Statements of Operations with a corresponding increase or decrease in the Condensed Consolidated Balance Sheets fair value amounts.
The following table presents Compass’ volumes and fair value of the oil and natural gas Derivative Financial Instruments as of June 30, 2016 (presented on a calendar-year basis):

	Volume Mmbtus/Mbbls	Weighted average strike price per Mmbtu/Bbl	Fair Value at June 30, 2016
Natural gas:
Two-way collars:
June - December 2016	1,840		$(0.5)
Short call		$2.77
Long put		2.15
June - October 2016	1,230		(0.5)
Short call		2.48
Long put		2.15
November 2016 - March 2017	2,265		(0.6)
Short call		3.36
Long put		2.70
January 2017 - March 2017	450		—
Short call		3.80
Long put		3.05
Swaps:
January 2017 - March 2017	450		—
Short call		3.35
Total natural gas	6,235		(1.6)
Oil:
Three-way collars:
July - December 2016	18		—
Short call		$54.00
Long put		40.00
May - December 2016	92		0.3
Short call		76.00
Long put		56.00
Short put		42.00
Total oil	110		0.3
Total oil and natural gas Derivative Financial Instruments			$(1.3)
At September 30, 2015, Compass had outstanding Derivative Financial Instruments to mitigate price volatility covering 3,380 Billion British Thermal Units (“Mmbtus”) of natural gas and 273 Thousand Barrels (“Mbbls”) of oil. At June 30, 2016, the average forward NYMEX oil prices per Bbl for the next 12 months was $50.94, and the average forward NYMEX natural gas prices per Mmbtu for the next 12 months was $3.13. Compass’ Derivative Financial Instruments covered approximately 36% and 42% of production volumes for the three and nine months ended June 30, 2016, respectively, and 64% and 58% of production volumes for the three and nine months ended June 30, 2015, respectively.
Credit Risk
Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was insignificant as of June 30, 2016 and September 30, 2015.
Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. As of June 30, 2016, there was no cash collateral outstanding. As of September 30, 2015, there was $3.5 of posted cash collateral related to such liability positions. In addition, as of June 30, 2016 and September 30, 2015, Spectrum Brands had no posted standby letters of credit related to such liability positions. The cash collateral is included in “Receivables, net” within the accompanying Condensed Consolidated Balance Sheets.
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
Front Street is exposed to credit risk in the event of non-performance by its counterparties on call options. Front Street seeks to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, but there can be no assurance that Front Street will not suffer losses in the event of counterparty non-performance. No collateral was posted by its counterparties; accordingly, the maximum amount of loss due to credit risk that Front Street would incur if parties to the call options failed completely to perform according to the terms of the contracts is $4.5.
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

(7) Fair Value of Financial Instruments
The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	June 30, 2016				September 30, 2015
					(As Adjusted)
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Derivatives:
Call options	$—	$13.9	$—	$13.9	$—	$6.4	$—	$6.4
Foreign exchange contracts	—	7.6	—	7.6	—	6.0	—	6.0
Commodity contracts	—	1.9	—	1.9	—	7.9	—	7.9
Corporate fixed maturity securities AFS	—	—	—	—	—	—	14.1	14.1
Equity securities - trading	—	—	—	—	32.8	—	—	32.8
Other invested assets	—	—	—	—	—	—	2.8	2.8
Funds withheld receivables	143.0	1,443.3	74.7	1,661.0	45.8	1,579.9	84.4	1,710.1
Total financial assets	$143.0	$1,466.7	$74.7	$1,684.4	$78.6	$1,600.2	$101.3	$1,780.1
Liabilities
Front Street future policyholder benefit liability	$—	$—	$608.9	$608.9	$—	$—	$629.2	$629.2
Derivatives:
Embedded derivatives in Front Street's assumed FIA business	—	—	133.5	133.5	—	—	142.3	142.3
Commodity contracts	—	2.0	—	2.0	—	5.6	—	5.6
Interest rate contracts	—	1.8	—	1.8	—	2.6	—	2.6
Foreign exchange contracts	—	2.4	—	2.4	—	1.6	—	1.6
Total financial liabilities	$—	$6.2	$742.4	$748.6	$—	$9.8	$771.5	$781.3
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
Derivatives
The fair values of the embedded derivatives in Front Street’s assumed FIA business are derived using market indices, pricing assumptions and historical data. The significant unobservable inputs used in the fair value measurement of the embedded derivatives in Front Street’s assumed FIA business are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at June 30, 2016 and September 30, 2015 was applied to the Annuity 2000 mortality tables. Significant increases (decreases) in the market value of option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher, respectively, fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
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
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of June 30, 2016 and September 30, 2015 (as adjusted) were as follows:

	Fair Value at				Range (Weighted average)
Assets	June 30, 2016	September 30, 2015	Valuation Technique	Unobservable Input(s)	June 30, 2016	September 30, 2015
Corporate fixed maturity securities AFS	$—	$14.1	Broker-quoted	Offered quotes	—%	83%
Other invested assets	—	2.8	Discounted Cash Flow	Probability of collection	—%	50%
				Discount rate	—%	10%
Funds withheld receivables:
Fixed maturity and equity securities AFS	43.7	39.5	Matrix pricing	Quoted prices	78% - 123% (107%)	100% - 122% (112%)
Fixed maturity securities AFS	14.7	19.5	Discounted Cash Flow	Discount rate	6% - 13% (7%)	6% - 12% (8%)
Fixed maturity securities AFS	4.9	6.7	Broker-quoted	Offered quotes	98%	99% - 103% (101%)
Loan participations	2.8	9.7	Market pricing	Offered quotes	81% - 100% (83%)	100%
Policy loans	8.6	9.0	Loan value	Not applicable	100%	100%
Total	$74.7	$101.3
Liabilities
Front Street future policyholder benefit liability	$608.9	$629.2	Discounted cash flow	Non-performance risk spread	0.36%	0.16% - 0.46%
				Risk margin to reflect uncertainty	0.50%	0.50% - 1.00%
Embedded derivatives in Front Street's assumed FIA business	133.5	142.3	Discounted cash flow	Market value of option	0% - 24% (2%)	0% - 32% (1%)
				SWAP rates	1%	2%
				Mortality multiplier	80%	80%
				Surrender rates	0.50% - 75% (13%)	0.50% - 75% (13%)
				Non-performance risk spread	0.25%	0.25%
Total	$742.4	$771.5
The significant unobservable inputs used in the fair value measurement of the Front Street future policyholder benefit liability are non-performance risk spread and risk spread to reflect uncertainty. Significant increases (decreases) in non-performance risk spread and risk margin to reflect uncertainty would result in a lower (higher) fair value measurement.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended June 30, 2016 and 2015. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended June 30, 2016
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Funds withheld receivables	$73.9	$(0.3)	$—	$4.4	$(2.8)	$(0.5)	$—	$74.7
Total assets at fair value	$73.9	$(0.3)	$—	$4.4	$(2.8)	$(0.5)	$—	$74.7

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$654.0	$14.1	$—	$—	$—	$(59.2)	$—	$608.9
Embedded derivatives in Front Street's assumed FIA business	136.5	(3.0)	—	—	—	—	—	133.5
Total liabilities at fair value	$790.5	$11.1	$—	$—	$—	$(59.2)	$—	$742.4

	Nine months ended June 30, 2016
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Corporate fixed maturity securities AFS	$14.1	$(0.5)	$—	$—	$(13.6)	$—	$—	$—
Other invested assets	2.8	2.7	—	—	—	(5.5)	—	—
Funds withheld receivables	84.4	(2.0)	—	12.5	(19.2)	(1.0)	—	74.7
Total assets at fair value	$101.3	$0.2	$—	$12.5	$(32.8)	$(6.5)	$—	$74.7

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$629.2	$34.3	$—	$—	$—	$(54.6)	$—	$608.9
Embedded derivatives in Front Street's assumed FIA business	142.3	(8.8)	—	—	—	—	—	133.5
Total liabilities at fair value	$771.5	$25.5	$—	$—	$—	$(54.6)	$—	$742.4

	Three months ended June 30, 2015
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$47.0	$3.0	$—	$—	$—	$(50.0)	$—	$—
Corporate fixed maturity securities AFS	15.8	—	—	—	—	—	—	15.8
Funds withheld receivables	75.0	(0.7)	—	1.9	(6.2)	—	—	70.0
Total assets at fair value	$137.8	$2.3	$—	$1.9	$(6.2)	$(50.0)	$—	$85.8

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$584.5	$(23.4)	$—	$47.7	$—	$(14.2)	$—	$594.6
Embedded derivatives in Front Street's assumed FIA business	155.9	(6.9)	—	—	—	—	—	149.0
Total liabilities at fair value	$740.4	$(30.3)	$—	$47.7	$—	$(14.2)	$—	$743.6

	Nine months ended June 30, 2015
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.5	$8.5	$—	$—	$—	$(50.0)	$—	$—
Corporate fixed maturity securities AFS	16.3	—	(0.5)	—	—	—	—	15.8
Funds withheld receivables	59.4	(0.6)	—	23.9	(12.7)	—	—	70.0
Total assets at fair value	$117.2	$7.9	$(0.5)	$23.9	$(12.7)	$(50.0)	$—	$85.8

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$151.3	$(0.8)	$—	$468.2	$—	$(24.1)	$—	$594.6
Embedded derivatives in Front Street's assumed FIA business	150.8	(1.8)	—	—	—	—	—	149.0
Total liabilities at fair value	$302.1	$(2.6)	$—	$468.2	$—	$(24.1)	$—	$743.6
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 and no net transfers in or out of Level 3 for the three and nine months ended June 30, 2016 and 2015.
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

	June 30, 2016
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Other invested assets	$—	$—	$2.5	$2.5	$2.5
Asset-based loans	—	—	48.2	48.2	48.2
Total financial assets	$—	$—	$50.7	$50.7	$50.7

Liabilities (a)
Investment contracts, included in contractholder funds and other insurance reserves	$—	$—	$906.5	$906.5	$1,009.7
Total debt (b)	—	6,045.8	80.1	6,125.9	5,944.5
Total financial liabilities	$—	$6,045.8	$986.6	$7,032.4	$6,954.2

	September 30, 2015
	(As Adjusted)
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Other invested assets	$—	$—	$2.5	$2.5	$2.5
Asset-based loans	—	—	226.7	226.7	226.7
Total financial assets	$—	$—	$229.2	$229.2	$229.2

Liabilities (a)
Investment contracts, included in contractholder funds and other insurance reserves	$—	$—	$960.3	$960.3	$1,084.5
Total debt (b)	—	6,398.0	99.1	6,497.1	6,310.5
Total financial liabilities	$—	$6,398.0	$1,059.4	$7,457.4	$7,395.0
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

(8) Goodwill and Intangibles
A summary of the changes in the carrying amounts of goodwill and intangible assets are as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	Total
Balance at September 30, 2015 (As Adjusted)	$2,487.4	$1,490.3	$990.0	$2,480.3
Adjustments	3.4	1.0	2.0	3.0
Impairments	(10.7)	—	—	—
Periodic amortization	—	—	(70.5)	(70.5)
Effect of translation	(0.4)	(12.4)	(0.8)	(13.2)
Balance at June 30, 2016	$2,479.7	$1,478.9	$920.7	$2,399.6
Goodwill and indefinite lived trade name intangibles are not amortized and are tested for impairment at least annually at the Company’s August financial period end, or more frequently if an event or circumstance indicates that an impairment loss may have been incurred between annual impairment tests.
During the three and nine months ended June 30, 2016, the Company concluded that an interim impairment test of goodwill for its CorAmerica reporting unit was necessary. This conclusion was based on certain indicators of impairment, primarily related to an amendment, which becomes effective September 1, 2016, to an investment management agreement (“IMA”) to which CorAmerica is a party. The amendment changes the asset management fee structure, which is expected to result in a significant decrease to CorAmerica’s projected future revenues. In addition, the counterparty has reduced its allocation of investments into commercial mortgage loans, which is expected to reduce new loan originations by CorAmerica and reduce CorAmerica’s projected future revenues.
Goodwill Impairment Test
As noted above, during the three and nine months ended June 30, 2016, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the CorAmerica reporting unit. The Company estimated the fair value of the CorAmerica reporting unit using the income approach. Under the income approach, the Company calculated the fair value of the CorAmerica reporting unit based on the present value of estimated future cash flows. The Company’s estimate of discounted cash flows for each reporting unit required significant judgment. Cash flow projections are based on management’s estimates of revenue and operating margins, taking into consideration existing agreements, industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to CorAmerica’s ability to execute on the projected cash flows. The evaluation was management’s best estimate of projected fair values. Management’s estimate of implied fair value of goodwill was zero and, consequently, resulted in a goodwill impairment charge of $10.7. The goodwill impairment charge was reflected in “Impairments and bad debt expense” on the accompanying Condensed Consolidated Statements of Operations.
Definite Lived Intangible Assets
The range and weighted average useful lives for definite lived intangible assets are as follows:

	June 30, 2016			September 30, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$984.0	$(288.7)	$695.3	$985.2	$(247.4)	$737.8
Technology assets	236.3	(91.0)	145.3	238.6	(78.1)	160.5
Trade names	165.4	(85.3)	80.1	165.4	(73.7)	91.7
	$1,385.7	$(465.0)	$920.7	$1,389.2	$(399.2)	$990.0
At June 30, 2016, the range and weighted average useful lives for definite-lived intangibles assets were as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 to 20 years	18.5 years
Technology assets	4 to 18 years	11.1 years
Trade names	8 to 17 years	16.2 years

Amortization expense for definite lived intangible assets for the three months ended June 30, 2016 and 2015 was $23.5 and $22.3, respectively, and $70.5 and $64.0 for the nine months ended June 30, 2016 and 2015, respectively. Excluding the impact of any future acquisitions or change in foreign currency, the Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows:

Fiscal Year	Estimated Amortization Expense
2016	$93.9
2017	93.0
2018	86.2
2019	85.1
2020	84.9

(9) Debt
The Company’s consolidated debt consists of the following:

	June 30, 2016		September 30, 2015
	Amount	Rate	Amount	Rate	Interest rate
			(As Adjusted)
HRG
7.875% Senior Secured Notes, due July 15, 2019	$864.4	7.9%	$864.4	7.9%	Fixed rate
7.75% Senior Unsecured Notes, due January 15, 2022	890.0	7.8%	890.0	7.8%	Fixed rate
Spectrum Brands
Term Loan, due June 23, 2022	1,103.1	3.6%	1,226.9	3.9%	Variable rate, see below
CAD Term Loan, due June 23, 2022	57.4	4.6%	55.7	4.4%	Variable rate, see below
Euro Term Loan, due June 23, 2022	116.7	3.5%	255.8	3.5%	Variable rate, see below
6.375% Senior Notes, due November 15, 2020	520.0	6.4%	520.0	6.4%	Fixed rate
6.625% Senior Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	Fixed rate
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	Fixed rate
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	Fixed rate
Revolver Facility, expiring June 23, 2020	198.5	3.6%	—	—%	Variable rate, see below
Other notes and obligations	15.4	11.9%	11.2	10.2%	Variable
Obligations under capitalized leases	107.9	5.5%	88.2	5.7%	Various
Compass
Compass Credit Agreement, due February 14, 2018	125.0	3.8%	327.0	3.0%	Variable rate, see below
HGI Energy
9.0% HGI Energy Note to FGL*, due February 14, 2021	50.0	9.0%	50.0	9.0%	Fixed rate
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	40.4	—%	40.4	—%	Variable rate, see below
Long-term debt of consolidated variable-interest entity with FGL*	148.9	6.0%	274.0	3.9%	Variable rate, see below
Unaffiliated secured borrowings under non-qualifying loan participations	2.2	—%	8.8	10.5%	Fixed rate
Secured borrowings under non-qualifying loan participations with FGL*	—	—%	4.2	4.5%	Variable rate, see below
Promissory note to FGL*	—	—%	2.5	5.3%	Fixed rate
Total	6,059.9		6,439.1
Original issuance discounts on debt, net of premiums	(23.8)		(25.7)
Unamortized debt issue costs	(91.6)		(102.9)
Total debt	5,944.5		6,310.5
Less current maturities and short-term debt	37.5		45.1
Non-current portion of debt	$5,907.0		$6,265.4
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

Spectrum Brands
Interest terms
Certain of Spectrum Brands’ debt instruments are subject to variable interest rates. At June 30, 2016, Spectrum Brands’ variable interest rate terms were as follows: (i) for the U.S. dollar denominated term loan facility (the “USD Term Loan”), either adjusted LIBOR, subject to a 0.75% floor, plus 2.75% per annum, or base rate plus 1.75% per annum; (ii) for the CAD denominated term loan facility (the “CAD Term Loan”), either Canadian Dollar Offered Rate, subject to a 0.75% floor plus 3.5% per annum, or base rate plus 2.5% per annum; (iii) for the Euro denominated term loan facility (the “Euro Term Loan”), Euro Interbank Offered Rate, subject to a 0.75% floor, plus 2.75% per annum, with no base rate option available; and (iv) for the revolving credit facility (the “Revolver Facility”), either adjusted LIBOR plus 2.75% per annum or base rate plus 1.75% per annum. As a result of borrowings and payments under the Revolver Facility, at June 30, 2016, the Company had borrowing availability of $276.9, net outstanding letters of credit of $24.6.
Compass
As of June 30, 2016, Compass had $125.0 of outstanding indebtedness under the Compass Credit Agreement. The borrowing base is redetermined semi-annually, with Compass and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. The interest rate grid ranges from LIBOR plus 294 bps to 375 bps (or Alternate Base Rate (“ABR”) plus 475 bps to 575 bps), depending on the percentages of drawn balances to the borrowing base as defined in the agreement. On June 30, 2016, the one month LIBOR was 0.5% which resulted in an interest rate of approximately 3.8%.
On November 13, 2015, Compass entered into an amendment to the terms of the Compass Credit Agreement that included a modification of the Consolidated Leverage Ratio (as defined in the Compass Credit Agreement) whereby the maximum permitted ratio at the end of each quarter was increased to 6.00 to 1.00 through September 30, 2016. The maximum permitted Consolidated Coverage Ratio (as defined in the Compass Credit Agreement) for each quarter ending after October 1, 2016 will be 4.50 to 1.00. The amendment also provided for the reduction of the borrowing base to $320.0 on November 13, 2015. Following the completion of the Compass Asset Sale and paydown of Compass’ indebtedness, the borrowing base under the Compass Credit Agreement was further reduced to $175.0.
Concurrently with such amendment, HRG’s wholly-owned subsidiary, HGI Funding, LLC (“HGI Funding”), determined to amend its guarantee in order to continue to provide a guarantee (the “Guarantee”) of a limited portion, up to $30.0, of the debt under the Compass Credit Agreement until the date of Compass’ May 2016 borrowing base redetermination and committed to make a debt or equity contribution to Compass on the date of such redetermination in an amount to be determined based on the amount of the borrowing base at such time. The guarantee was also amended to provide that HGI Funding may elect to guaranty an additional portion of the debt under the Compass Credit Agreement (the “Optional Guarantee”) in order to cure defaults under the Consolidated Leverage Ratio on any test date through September 30, 2016. This provision was removed in a further amendment (as detailed below). The secured amount is secured by a pledge of assets chosen by the Company that may consist of a combination of cash and marketable securities with a determined value equal to the maximum secured amount then applicable. In measuring the determined value of the pledged assets, cash is valued at 100.0% and marketable securities are valued at 33.3% of fair market value thereafter (measured as the 20 day average close price of such marketable securities).
On December 23, 2015, Compass received the consent of the lenders under the Compass Credit Agreement to delay the delivery of Compass’ unqualified audited financial statements for the fiscal year ended September 30, 2015 until March 31, 2016. Such financial statements had previously been required to be delivered within 90 days following the end of such fiscal year.
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
On May 20, 2016, Compass entered into a further amendment to the terms of the Compass Credit Agreement that, among other things, reintroduced a covenant to maintain a consolidated cash interest coverage ratio of no more than 1.10 to 1.00, determined as of the end of each fiscal quarter ending on or after June 30, 2016 through and including the fiscal quarter ending June 30, 2017. The amendment also provided that the consolidated leverage ratio will not be tested for any quarter ending prior to September 30, 2017 and reduced the borrowing base to $135.0. In connection with the reduction in the borrowing base, Compass was required to prepay $35.0 towards the outstanding amounts under the Compass Credit Agreement prior to June 3, 2016, which funds were contributed by HRG as an equity contribution, and will be required to make a further prepayment of $12.5 on or prior to December 30, 2016. The December 30 prepayment will coincide with an automatic reduction in the commitments of the lenders under the Compass Credit Agreement on a dollar-for-dollar basis. The amendment added requirements that Compass increase mortgage coverage on properties calculated in the borrowing base from 80.0% to 90.0% of the then-current borrowing base value and place control agreements on non-excluded deposit accounts of Compass. Finally, the amendment included a limited waiver of the event of default which occurred due to the late delivery of the audited consolidated financial statements of Compass for the fiscal year ended September 30, 2015. As of June 30, 2016, $125.0 was drawn under the Compass Credit Agreement. The Compass Credit Agreement matures on February 14, 2018.
In connection with the amendment detailed in the foregoing paragraph, HGI Funding entered into an amendment of its Guarantee of a portion of the debt under the Compass Credit Agreement and agreed to extend the Guarantee. The expiration date of the Guarantee occurs on the first day, on or following the December 2016 borrowing base redetermination, on which no borrowing base deficiency exists. Following such amendment, HGI Funding is required to maintain secured amounts in its collateral account equal to two times the amount of the Guarantee and the maximum aggregate obligations of HGI Funding increased to $40.0. The amendment also removed the ability of HGI Funding to make Optional Guarantees in order to cure defaults with respect to the Consolidated Leverage Ratio since the Consolidated Leverage Ratio has been suspended until September 30, 2017.
As of June 30, 2016, Compass was in good standing under the covenants specified in the Compass Credit Agreement, as amended. Compass is presently current on all obligations related to the Compass Credit Agreement.
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
Salus
Salus acts as co-lender under some of the asset-based loans that it originates, and such loans are structured to meet the definition of a “participating interest” as defined under ASC 860-10, Transfers and Servicing. For loans originated with co-lenders that have terms that result in such a co-lender not having a qualifying “participating interest,” Salus recognizes the whole, undivided loan. Salus also reflects a secured borrowing owing to the co-lender representing their share in the undivided whole loan. As of June 30, 2016 and September 30, 2015, Salus had $2.2 and $8.8, respectively, of such secured borrowings to unaffiliated co-lenders outstanding related to non-qualifying “participating interests.” As of June 30, 2016, Salus had no secured borrowings under non-qualifying loan participation with FGL and as of September 30, 2015, the balance was $4.2.
In February 2013, September 2013 and February 2015, Salus completed a collateralized loan obligation (“CLO”) securitization of up to $578.5 notional aggregate principal amount. At June 30, 2016 and September 30, 2015, the outstanding notional aggregate principal amount was $232.5 and $357.7, respectively, of which $40.4 was taken up by unaffiliated entities and consisted entirely of subordinated debt, and $148.9 and $274.0, respectively, was taken up by FGL and included in “Assets of business held for sale” in the accompanying Condensed Consolidated Balance Sheets. The obligations of the securitization is secured by the assets of the Variable Interest Entity (“VIE”), primarily asset-based loan receivables, and at June 30, 2016 carried a variable interest rate ranging from LIBOR plus 2.4% to LIBOR plus 11.5% for the senior tranches. The subordinated tranches carry residual interest subject to maintenance of certain covenants. Due to losses incurred in the CLO, at June 30, 2016 and September 30, 2015, the CLO was not accruing interest on the subordinated debt.
In February 2015, Salus signed a $2.5 senior secured promissory note with FGL originally due on May 29, 2015 with fixed interest of 5.3% to be paid semi-annually. The note was repaid in full during the nine months ended June 30, 2016.

(10) Stock-Based Compensation
The Company recognized consolidated stock-based compensation expense of $18.4 and $22.6 during the three months ended June 30, 2016 and 2015, respectively, and $58.4 and $56.6 during the nine months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense is principally included in “Selling, acquisition, operating and general expenses” in the accompanying Condensed Consolidated Statements of Operations.

A summary of stock options outstanding as of June 30, 2016 and related activity during the nine months then ended are as follows (option amounts in thousands):

	HRG
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2015	4,770	$9.25	$3.70
Granted	28	13.93	5.07
Exercised	(497)	8.25	3.24
Stock options outstanding at June 30, 2016	4,301	9.40	3.77
Stock options vested and exercisable at June 30, 2016	3,266	8.39	3.36
Stock options outstanding and expected to vest	4,301	9.40	3.77
A summary of restricted stock, restricted stock units and performance restricted stock units outstanding as of June 30, 2016 and related activity during the nine months then ended, under HRG and Spectrum Brands are as follows (share amounts in thousands):

	HRG
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock outstanding at September 30, 2015	4,283	$11.74
Granted	99	13.93
Exercised/Released	(2,315)	10.93
Nonvested restricted stock outstanding at June 30, 2016	2,067	12.76

	HRG		Spectrum Brands
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2015	42	$12.33	608	$87.50
Granted	6	13.93	588	94.78
Vested/Exercised	—	—	(544)	86.81
Forfeited or Expired	—	—	(156)	94.75
Restricted stock units outstanding at June 30, 2016	48	12.52	496	94.63
A summary of warrants outstanding as of June 30, 2016 and related activity during the nine months then ended, under HRG‘s incentive plan are as follows (share amounts in thousands):

	HRG
Warrants	Units	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Warrants outstanding at September 30, 2015	1,800	$13.13	$3.22
Warrants outstanding at June 30, 2016	1,800	13.13	3.22
Warrants vested and exercisable at June 30, 2016	600	13.13	3.22
Warrants outstanding and expected to vest	1,200	13.13	3.22
HRG
During the nine months ended June 30, 2016, HRG granted stock option awards, restricted stock awards and restricted stock unit awards representing approximately 28 thousand, 99 thousand and 6 thousand shares, respectively. HRG granted no stock option awards, restricted stock units or restricted stock awards during the three months ended June 30, 2016. All of these grants are time based, and vest either immediately, or over a period of up to 3 years. The total fair value of the stock grants during the nine months ended June 30, 2016 on their respective grant dates was approximately $1.6. During the nine months ended June 30, 2016, stock option awards and restricted stock awards with a total fair value of $30.5 vested. The total intrinsic value of share options exercised during the nine months ended June 30, 2016 was $2.6, for which HRG received cash of $4.1 in settlement.
During the nine months ended June 30, 2015, HRG granted stock option awards, restricted stock awards and restricted stock unit awards representing approximately 900 thousand, 1,885 thousand and 48 thousand shares, respectively. HRG granted stock option awards and restricted stock unit awards representing approximately 78 thousand and 42 thousand shares during the three months ended June 30, 2015. HRG granted no restricted stock awards during the three months ended June 30, 2015. All of these grants are time based, and vest either immediately, or over a period of up to 3 years. The total fair value of the stock grants during the nine months ended June 30, 2015 on their respective grant dates was approximately $30.5. During the nine months ended June 30, 2015, stock option awards and restricted stock awards with a total fair value of $31.4 vested. The total intrinsic value of stock options exercised during the nine months ended June 30, 2015 was $3.9, for which HRG received cash of $3.9 in settlement.
Under HRG’s executive bonus plan for the fiscal year ending September 30, 2016, executives will be paid in cash, stock, stock options and restricted stock shares. The equity grants are expected to be granted in the first quarter of the fiscal year ending September 30, 2017, and to vest, either immediately, or between 1 and 3 years from the grant date.
As of June 30, 2016, there was approximately $7.2 of total unrecognized compensation cost related to unvested share-based compensation agreements previously granted, which is expected to be recognized over a weighted-average period of 1.01 years.
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
The following assumptions were used in the determination of these grant date fair values for options awarded using the Black-Scholes option pricing model:

Nine months ended June 30,
	2016	2015
Risk-free interest rate	1.65% to 1.74%	1.57% to 1.87%
Assumed dividend yield	—%	—%
Expected option term	5.0 to 5.5 years	5.0 to 6.5 years
Volatility	37.4% to 37.9%	37.1% to 39.0%
The weighted-average remaining contractual term of outstanding stock option awards and warrants at June 30, 2016 was 6.93 years.
Spectrum Brands
Spectrum Brands granted restricted stock units representing approximately 16 thousand and 588 thousand shares during the three and nine months ended June 30, 2016, respectively. Of these grants, 192 thousand restricted stock units vested immediately and 50 thousand restricted stock units are time-based and vest over a period of 1 to 3 years. The remaining 346 thousand are both performance and time-based and vest over a period of up to 2 years. The total market value of the restricted stock units on the dates of the grants was approximately $55.7. The remaining unrecognized pre-tax compensation cost related to restricted stock units at June 30, 2016 was $28.6.
Spectrum Brands granted restricted stock units representing approximately 22 thousand and 551 thousand shares during the three and nine months ended June 30, 2015, respectively. The 551 thousand restricted stock units granted during the nine months ended June 30, 2015 included 133 thousand restricted stock units that vested immediately and 141 thousand restricted stock units are time-based and vest over a period of 1 to 3 years. The remaining 277 thousand restricted stock units are performance and time-based and vest over a period ranging from 1 to 2 years. The total market value of the restricted shares on the date of the grant was approximately $49.8. The remaining unrecognized pre-tax compensation cost related to restricted stock units at June 30, 2015 was $36.3.
The fair value of restricted stock units is determined based on the market price of Spectrum Brands’ common stock on the grant date.

(11) Income Taxes
For the three and nine months ended June 30, 2016, the Company’s effective tax rate of (7.9)% and (8.7)%, respectively, differed from the expected U.S. statutory tax rate of 35.0% and was impacted by the change in judgment in the realizability on a portion of Spectrum Brand’s U.S. net operating loss (“NOL”) carryforwards that were previously recorded with valuation allowance and recognition of a portion of tax benefits on current year losses from the Energy and Corporate and Other segments in the U.S. that are more likely than not to be realized based on the expected taxable gain from the FGL Merger. For the nine months ended June 30, 2016, the effective tax rate was reduced due to $5.9 of non-recurring items related to the impact of tax law changes and changes in state deferred tax rates on Spectrum Brands’ net deferred tax liabilities. The effective tax rate for the three and nine months ended June 30, 2016 also includes the effect of $25.5 of income tax expense recognized by Spectrum Brands for a tax contingency reserve for a tax exposure in Germany, as well as the effect of the adoption of ASU 2016-09 that resulted in the recognition of excess tax benefits in the Company’s provision for income taxes rather than paid-in capital of $11.6 and $29.0 for the three and nine months ended June 30, 2016, respectively. See Note 2, Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements, for additional discussion of the adoption of ASU 2016-09.
In December 2015, Spectrum Brands received a ruling from the Internal Revenue Service which resulted in approximately $88.0 of U.S. net operating losses being restored. The ruling created additional U.S. deferred tax assets and valuation allowance during the three and nine months ended June 30, 2016. During the nine months ended June 30, 2016, Spectrum Brands determined it is more likely than not its U.S. deferred tax assets will be used to reduce taxable income, except for tax attributes subject to ownership change limitations, capital losses, and certain state operating losses and credits that will expire unused. Spectrum Brands estimates the total unused tax benefits are approximately $211.0 and has projected to release approximately $109.0 of valuation allowance during the year ending September 30, 2016. Approximately $25.0 of the valuation allowance release results from additional deferred tax assets created by the adoption of ASU 2016-09. For the nine months ended June 30, 2016, Spectrum Brands included $95.0 of the valuation allowance release in the calculation of the estimated annual effective tax rate for the current fiscal year, and $14.0 as a discrete income tax benefit.
For the three and nine months ended June 30, 2015, the Company’s effective tax rates of 20.8% and 6.0%, respectively, differed from the expected U.S. statutory tax rate of 35.0% and were impacted by pretax losses including significant impairment and bad debt expense in the Company’s Energy and Asset Management segments in the U.S., and certain pretax losses from foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not to be realized, resulting in the recording of valuation allowances. The nine months ended June 30, 2015 included recognition of a nonrecurring net income tax benefit of $12.3 attributable to tax impact related to the impairment of certain Frederick’s of Hollywood Inc. (“FOH”) indefinite lived intangible assets. Due to the indefinite life of these assets for book purposes, the related deferred tax liability was not regarded as a source of taxable income to support the realization of deferred tax assets. Consequently, the impairment recorded resulted in a reduction to the deferred tax liability previously recorded. In addition, for the three and nine months ended June 30, 2015, the Company recognized a $31.0 income tax benefit from the reversal of a portion of Spectrum Brands’ U.S. valuation allowance on deferred tax assets in connection with the purchase of AAG. As a result of the business combination, Spectrum Brands determined that a portion of its pre-existing deferred tax assets are more likely than not to be realized by the combined entity and a portion of the valuation allowance should be eliminated. The discrete tax benefits related to the reversal of Spectrum Brands’ valuation allowance and impairments at FOH reduced the Company’s income tax expense for the three and nine months ended June 30, 2015.
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

(12) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (share amounts in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Net income (loss) from continuing operations attributable to controlling interest	$77.4	$(161.9)	$78.7	$(522.3)
Net (loss) income from discontinued operations attributable to controlling interest	(210.3)	86.3	(270.2)	108.6
Net loss attributable to controlling interest	$(132.9)	$(75.6)	$(191.5)	$(413.7)

Participating common shares at end of period	198,624	197,083	198,624	197,083

Net loss attributable to common shares - basic and diluted	$(132.9)	$(75.6)	$(191.5)	$(413.7)

Weighted-average common shares outstanding - basic	198,589	196,878	198,256	197,920
Dilutive effect of unvested restricted stock and restricted stock units	1,718	—	1,964	—
Dilutive effect of stock options	1,319	—	1,223	—
Weighted-average shares outstanding - diluted	201,626	196,878	201,443	197,920

Net loss per common share attributable to controlling interest:
Basic income (loss) from continuing operations	$0.39	$(0.82)	$0.40	$(2.64)
Basic (loss) income from discontinued operations	(1.06)	0.44	(1.37)	0.55
Basic	$(0.67)	$(0.38)	$(0.97)	$(2.09)

Diluted income (loss) from continuing operations	$0.38	$(0.82)	$0.39	$(2.64)
Diluted (loss) income from discontinued operations	(1.04)	0.44	(1.34)	0.55
Diluted	$(0.66)	$(0.38)	$(0.95)	$(2.09)
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
The following were excluded from the calculation of “Diluted net loss per common share attributable to controlling interest” because the as-converted effect of the unvested restricted stock and stock units, stock options and warrants would have been anti-dilutive (share amounts in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Unvested restricted stock and restricted stock units	—	3,014	—	2,701
Stock options	—	1,282	—	1,358
Anti-dilutive warrants	1,800	2,400	1,800	2,400

(13) Commitments and Contingencies
The Company has aggregate accruals for its legal, environmental and regulatory matters of approximately $8.7 at June 30, 2016, of which $4.4 relates to liabilities of business held for sale. These accruals relate primarily to the matters described below. In addition, the Company and its subsidiaries are involved in other litigation and claims arising out of their prior businesses and arising in the ordinary course out of their current businesses, which include, among other things, indemnification and other claims and litigations involving HRG’s and its subsidiaries’ business practices, transactions, workers compensation matters, environmental matters, and personal injury claims. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned accruals and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.

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
HRG was named as a nominal defendant, and members of its Board were named as defendants, in a derivative action filed in December 2010 by Alan R. Kahn in the Court. HCP was also named as a defendant. The plaintiff alleged that HRG’s acquisition of HCP’s shares of Spectrum Brands in exchange for shares of common stock of HRG from HRG was financially unfair to HRG and its public stockholders, and sought unspecified damages and the rescission of the transaction. On November 24, 2015, the parties filed a Stipulation of Settlement with the Court (“Settlement”).  The Settlement was approved by the court on February 4, 2016, and the action was dismissed. Pursuant to the terms of the Settlement, HCP and the Company’s insurer paid a total of $3.8 into a settlement fund that will, net of distribution and notice costs and the fee and expense award to plaintiff's counsel, be distributed to stockholders of the Company other than stockholders affiliated with HCP, the members of the Company’s board of directors at the time of the challenged transaction and certain other persons. HRG will not contribute any payment to the settlement fund.
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
FGL (business held for sale)
FGL is involved in various pending or threatened legal proceedings, including purported class actions, arising in the ordinary course of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. In the opinion of FGL’s management and in light of existing insurance and other potential indemnification, reinsurance and established accruals, such litigation is not expected to have a material adverse effect on FGL’s financial position, although it is possible that the results of operations and cash flows could be materially affected by an unfavorable outcome in any one period.
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At June 30, 2016, FGL has accrued $3.0 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $2.9.
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
On July 5, 2013, Plaintiff Eddie L. Cressy filed a putative class complaint captioned Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al. (“Cressy”) in the Superior Court of California, County of Los Angeles (the “LA Court”), Case No. BC-514340. The complaint was filed after the Plaintiff was unable to maintain an action in federal court. The complaint asserts, inter alia, that the Plaintiff and members of the putative class relied on defendants’ advice in purchasing allegedly unsuitable equity-indexed insurance policies.
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
At June 30, 2016, FGL estimated the total cost for the settlement, legal fees and other costs related to Cressy would be $9.2, with a liability for the unpaid portion of the estimate of $0.6. FGL has incurred and paid $5.0 related to legal fees and other costs and $3.3 related to settlement costs as of June 30, 2016. Based on the information currently available, FGL does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued.
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri, captioned Dale R. Ludwick, on behalf of herself and all others similarly situated (“Plaintiff Ludwick”) v. Harbinger Group Inc. (HRG’s former corporate name), FGL Insurance, Raven Re, and Front Street Cayman (the “Defendants”). The complaint alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), requested injunctive and declaratory relief, sought unspecified compensatory damages for the putative class in an amount not specified, treble damages, and other relief, and claims Plaintiff Ludwick overpaid for her annuity. On April 13, 2015, the Defendants filed a joint motion to dismiss the complaint. On February 12, 2016, the District Court granted the Defendants’ joint motion to dismiss. On March 3, 2016, Plaintiff Ludwick filed a notice of appeal. As of June 30, 2016, HRG and FGL did not have sufficient information to determine whether FGL is exposed to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $1.5, which was accrued during the nine months ended June 30, 2016.
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
Salus
On March 17, 2015, Salus, in its capacity as agent for certain secured lenders of RadioShack under a $250.0 term loan, filed an adversary complaint in the RadioShack bankruptcy cases pending in the United States Bankruptcy Court for the District of Delaware against certain other secured asset-based lenders (including Standard General L.P., its affiliates and certain hedge fund lenders) of RadioShack (the “ABL Lenders”) under a $585.0 term and revolving loan facility. The adversary complaint sought (i) a determination that the liens securing the term loan provided by Salus to RadioShack have priority over the ABL Lenders’ liens with respect to the termed out portion of the ABL Lenders’ loans to RadioShack and (ii) disgorgement of payments received from RadioShack by the ABL Lenders in connection with the termed out loans. The ABL Lenders moved to dismiss the adversary complaint, and on May 11, 2016, the bankruptcy court issued a memorandum opinion and related order (the “Memorandum Opinion and Order”) granting such motion to dismiss with prejudice. On May 24, 2016, Salus filed a notice of appeal of the Memorandum Opinion and Order. On June 8, 2016, Salus entered into a stipulation with the defendant ABL Lenders regarding distribution of the encumbered cash to Salus and on June 10, 2016 the bankruptcy court entered the order approving such stipulation. In accordance with the stipulation, Salus dismissed the appeal, with prejudice, on June 15, 2016.
Guarantees
HGI Funding has an agreement with FGL to guarantee, subject to certain terms and in the event of nonperformance by the third party borrowers and Salus, the fulfillment of accumulated foreign exchange losses recoverable under one loan originated by Salus that is denominated in CAD. At June 30, 2016 and September 30, 2015, Salus’ obligation to FGL related to such foreign exchange losses was $8.6 and $10.7, respectively.
See Note 9, Debt for details of the limited unconditional and irrevocable guarantee that was provided by HGI Funding for certain of the payment obligations under the Compass Credit Agreement.
Unfunded Asset Based Lending Commitments
Salus and FGL have unfunded investment commitments as of June 30, 2016 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years.

Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At June 30, 2016, the notional amount of unfunded, legally binding lending commitments was approximately $25.4, of which $20.8 expires in 1 year or less, and the remainder expires between 1 and 5 years.
FGL has unfunded investment commitments of $114.7 as of June 30, 2016.

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
FGL has invested in CLO securities issued by Fortress Credit Opportunities III CLO LP (“FCO III”) and also invested in securities issued by Fortress Credit BSL Limited (“Fortress BSL”). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC (“Fortress”), which has acquired interests greater than 10% ownership in HRG as of June 30, 2016. The collateral managers of both FCO III and Fortress BSL are affiliates of funds managed by affiliates of Fortress. Such CLOs had an aggregate total carrying value of $182.0 and $182.6 as of June 30, 2016 and September 30, 2015, respectively. The Company’s net investment income from such securities was $2.2 and $6.2 for the three and nine months ended June 30, 2016, respectively, and $1.9 and $6.2 for the three and nine months ended June 30, 2015, respectively.

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
The following schedules present the Company’s segment information for the three and nine months ended June 30, 2016 and 2015:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Revenues:
Consumer Products	$1,361.6	$1,247.5	$3,790.0	$3,382.3
Insurance	70.2	(68.0)	99.8	(72.4)
Energy	9.7	24.3	36.0	84.6
Asset Management	1.2	7.2	8.8	20.3
Intersegment elimination	4.4	14.0	15.5	57.2
Consolidated segment revenues	1,447.1	1,225.0	3,950.1	3,472.0
Corporate and Other	—	2.2	—	42.7
Total revenues	$1,447.1	$1,227.2	$3,950.1	$3,514.7

Operating income (loss):
Consumer Products	$206.8	$135.7	$497.8	$339.7
Insurance	3.6	(28.6)	1.8	(79.3)
Energy	(22.0)	(114.3)	(113.2)	(470.6)
Asset Management	(1.7)	(14.2)	(20.0)	(82.7)
Intersegment elimination	39.0	(12.0)	33.2	15.7
Total segment operating income (loss)	225.7	(33.4)	399.6	(277.2)
Corporate and Other and eliminations	(17.0)	(41.1)	(39.8)	(189.4)
Consolidated operating income (loss)	208.7	(74.5)	359.8	(466.6)
Interest expense	(98.4)	(149.1)	(291.7)	(306.6)
Gain on sale of oil and gas properties	—	—	105.6	—
Gain on deconsolidation of subsidiary	—	38.5	—	38.5
Gain upon gaining control of equity method investment	—	—	—	141.2
Other (expense) income, net	(3.3)	3.0	(1.7)	49.9
Income (loss) from continuing operations before income taxes	107.0	(182.1)	172.0	(543.6)
Income tax benefit	(8.4)	(37.8)	(15.0)	(32.6)
Net income (loss) from continuing operations	115.4	(144.3)	187.0	(511.0)
(Loss) income from discontinued operations, net of tax	(208.4)	102.9	(257.1)	125.7
Net loss	(93.0)	(41.4)	(70.1)	(385.3)
Less: Net income attributable to noncontrolling interest	39.9	34.2	121.4	28.4
Net loss attributable to controlling interest	$(132.9)	$(75.6)	$(191.5)	$(413.7)

	Nine months ended June 30,
Net change in cash due to continuing operating activities	2016	2015
Consumer Products	$117.9	$(158.7)
Insurance	(8.6)	(54.8)
Energy	(18.2)	9.7
Asset Management	(15.3)	(7.1)
Intersegment elimination	117.7	28.6
Net change in cash due to segment operating activities	193.5	(182.3)
Net change in cash due to corporate and other operating activities	(94.6)	(87.8)
Consolidated change in cash due to continuing operating activities	$98.9	$(270.1)

(16) Consolidating Financial Information
The following schedules present the Company’s accompanying Condensed Consolidated Balance Sheets information at June 30, 2016 and September 30, 2015, and accompanying Condensed Consolidated Statements of Operations information for the nine months ended June 30, 2016 and 2015. These schedules present the individual segments of the Company and their contribution to the Condensed Consolidated Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, some of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.
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

HRG Group, Inc. - Condensed Consolidating Balance Sheets Information

June 30, 2016	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Assets:
Investments	$—	$4.3	$—	$48.8	$—	$—	$(2.4)	$50.7
Investments in subsidiaries and affiliates	—	4.4	—	—	2,216.4	—	(2,220.8)	—
Affiliated loans and receivables	—	20.3	—	0.8	0.3	—	(21.4)	—
Cash and cash equivalents	117.0	33.9	5.7	118.6	212.3	—	—	487.5
Funds withheld receivables	—	1,698.1	—	—	—	—	(37.1)	1,661.0
Receivables, net	650.1	0.5	6.3	1.0	0.4	—	—	658.3
Inventories, net	842.3	—	—	—	—	—	—	842.3
Deferred tax assets	9.3	17.5	—	0.1	183.8	—	68.6	279.3
Properties, including oil and natural gas properties, net	523.2	—	114.1	0.7	1.1	—	—	639.1
Goodwill	2,479.7	—	—	—	—	—	—	2,479.7
Intangibles	2,399.6	—	—	—	—	—	—	2,399.6
Other assets	114.0	14.8	1.1	0.4	1.4	—	16.7	148.4
Assets of business held for sale	—	—	—	—	—	26,164.9	—	26,164.9
Total assets	$7,135.2	$1,793.8	$127.2	$170.4	$2,615.7	$26,164.9	$(2,196.4)	$35,810.8

Liabilities and Equity:
Insurance reserves	$—	$1,649.0	$—	$—	$—	$—	$103.1	$1,752.1
Debt	3,875.4	—	123.4	37.1	1,709.6	—	199.0	5,944.5
Accounts payable and other current liabilities	797.7	4.2	15.2	3.3	81.0	—	1.0	902.4
Employee benefit obligations	82.7	—	—	—	4.8	—	—	87.5
Deferred tax liabilities	552.4	—	—	—	261.6	—	1.3	815.3
Other liabilities	23.2	4.1	22.3	5.8	3.3	—	5.6	64.3
Affiliated debt and payables	—	0.1	100.1	183.6	—	—	(283.8)	—
Liabilities of business held for sale	—	—	—	—	—	24,556.1	—	24,556.1
Total liabilities	5,331.4	1,657.4	261.0	229.8	2,060.3	24,556.1	26.2	34,122.2
Total stockholders’ equity	1,017.3	136.4	(133.8)	(56.9)	555.4	1,259.6	(2,222.6)	555.4
Noncontrolling interests	786.5	—	—	(2.5)	—	349.2	—	1,133.2
Total permanent equity	1,803.8	136.4	(133.8)	(59.4)	555.4	1,608.8	(2,222.6)	1,688.6
Total liabilities and equity	$7,135.2	$1,793.8	$127.2	$170.4	$2,615.7	$26,164.9	$(2,196.4)	$35,810.8

September 30, 2015 (As Adjusted)	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Assets:
Investments	$—	$23.7	$—	$223.9	$32.8	$—	$(1.5)	$278.9
Investment in subsidiaries and affiliates	—	10.6	—	—	2,014.7	—	(2,025.3)	—
Affiliated loans and receivables	—	31.1	—	1.1	0.1	—	(32.3)	—
Cash and cash equivalents	247.9	18.0	34.2	94.7	300.4	—	—	695.2
Funds withheld receivables	—	1,743.8	—	—	—	—	(33.7)	1,710.1
Receivables, net	586.6	25.6	19.1	0.7	0.8	—	0.1	632.9
Inventories, net	780.8	—	—	—	—	—	—	780.8
Deferred tax assets	9.3	23.6	—	0.2	3.9	—	14.2	51.2
Properties, including oil and natural gas properties, net	507.1	—	288.9	1.1	1.3	—	—	798.4
Goodwill	2,476.7	—	—	10.7	—	—	—	2,487.4
Intangibles	2,480.3	—	—	—	—	—	—	2,480.3
Other assets	105.1	7.4	1.1	2.1	1.5	—	17.1	134.3
Assets of business held for sale	—	—	—	—	—	24,984.5	—	24,984.5
Total assets	$7,193.8	$1,883.8	$343.3	$334.5	$2,355.5	$24,984.5	$(2,061.4)	$35,034.0

Liabilities and Equity:
Insurance reserves	$—	$1,731.9	$—	$—	$—	$—	$124.1	$1,856.0
Debt	3,905.9	—	325.9	42.9	1,705.1	—	330.7	6,310.5
Accounts payable and other current liabilities	993.0	5.4	33.6	7.7	53.7	—	2.2	1,095.6
Employee benefit obligations	88.1	—	—	—	4.8	—	—	92.9
Deferred tax liabilities	572.6	—	—	—	1.9	—	—	574.5
Other liabilities	27.3	7.1	39.1	10.3	3.3	—	8.4	95.5
Affiliated debt and payables	—	—	102.2	313.1	—	—	(415.3)	—
Liabilities of business held for sale	—	—	—	—	—	23,420.9	—	23,420.9
Total liabilities	5,586.9	1,744.4	500.8	374.0	1,768.8	23,420.9	50.1	33,445.9
Total stockholders’ equity	900.4	139.4	(157.2)	(41.8)	586.7	1,270.7	(2,111.5)	586.7
Noncontrolling interests	706.5	—	(0.3)	2.3	—	292.9	—	1,001.4
Total permanent equity	1,606.9	139.4	(157.5)	(39.5)	586.7	1,563.6	(2,111.5)	1,588.1
Total liabilities and equity	$7,193.8	$1,883.8	$343.3	$334.5	$2,355.5	$24,984.5	$(2,061.4)	$35,034.0

HRG Group, Inc. - Condensed Consolidating Statements of Operations Information

Nine months ended June 30, 2016	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Revenues:
Net consumer and other product sales	$3,790.0	$—	$—	$—	$—	$—	$—	$3,790.0
Oil and natural gas	—	—	36.0	—	—	—	—	36.0
Net investment income	—	2.1	—	7.9	—	—	43.3	53.3
Net investment gains (losses)	—	97.7	—	—	—	—	(33.1)	64.6
Insurance and investment product fees and other	—	—	—	0.9	—	—	5.3	6.2
Total revenues	3,790.0	99.8	36.0	8.8	—	—	15.5	3,950.1
Operating costs and expenses:
Cost of consumer products and other goods sold	2,355.8	—	—	—	—	—	—	2,355.8
Oil and natural gas direct operating costs	—	—	35.4	—	—	—	—	35.4
Benefits and other changes in policy reserves	—	93.4	—	—	—	—	(19.1)	74.3
Selling, acquisition, operating and general expenses	865.9	4.6	20.6	14.6	39.8	—	2.3	947.8
Impairments and bad debt expense	—	—	93.2	14.2	—	—	(0.9)	106.5
Amortization of intangibles	70.5	—	—	—	—	—	—	70.5
Total operating costs and expenses	3,292.2	98.0	149.2	28.8	39.8	—	(17.7)	3,590.3
Operating income (loss)	497.8	1.8	(113.2)	(20.0)	(39.8)	—	33.2	359.8
Equity in net income of subsidiaries	—	—	—	—	(61.0)	—	61.0	—
Interest expense	(175.8)	—	(5.3)	—	(107.2)	—	(3.4)	(291.7)
Affiliated interest expense	—	—	(6.8)	(3.1)	0.5	—	9.4	—
Gain on sale of oil and gas properties	—	—	105.6	—	—	—	—	105.6
Other (expense) income, net	(6.5)	—	—	0.6	3.8	—	0.4	(1.7)
Income (loss) from continuing operations before income taxes	315.5	1.8	(19.7)	(22.5)	(203.7)	—	100.6	172.0
Income tax expense (benefit)	46.9	5.1	—	0.2	(12.2)	—	(55.0)	(15.0)
Net income (loss) from continuing operations	268.6	(3.3)	(19.7)	(22.7)	(191.5)	—	155.6	187.0
(Loss) income from discontinued operations, net of tax	—	—	—	—	—	(257.1)	—	(257.1)
Net income (loss)	268.6	(3.3)	(19.7)	(22.7)	(191.5)	(257.1)	155.6	(70.1)
Less: Net income (loss) attributable to noncontrolling interest	113.5	—	—	(5.2)	—	13.1	—	121.4
Net income (loss) attributable to controlling interest	$155.1	$(3.3)	$(19.7)	$(17.5)	$(191.5)	$(270.2)	$155.6	$(191.5)

Nine months ended June 30, 2015	Consumer Products	Insurance	Energy	Asset Management	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Revenues:
Net consumer and other product sales	$3,382.3	$—	$—	$—	$42.7	$—	$—	$3,425.0
Oil and natural gas	—	—	84.6	—	—	—	—	84.6
Net investment income	—	7.6	—	20.2	—	—	37.6	65.4
Net investment (losses) gain	—	(80.0)	—	—	—	—	14.6	(65.4)
Insurance and investment product fees and other	—	—	—	0.1	—	—	5.0	5.1
Total revenues	3,382.3	(72.4)	84.6	20.3	42.7	—	57.2	3,514.7
Operating costs and expenses:
Cost of consumer products and other goods sold	2,179.4	—	—	—	30.9	—	—	2,210.3
Oil and natural gas operating costs	—	—	66.1	—	—	—	—	66.1
Benefits and other changes in policy reserves	—	0.6	—	—	—	—	33.3	33.9
Selling, acquisition, operating and general expenses	799.2	6.3	49.7	30.8	141.0	—	3.0	1,030.0
Impairments and bad debt expense	—	—	439.4	72.2	60.2	—	5.2	577.0
Amortization of intangibles	64.0	—	—	—	—	—	—	64.0
Total operating costs and expenses	3,042.6	6.9	555.2	103.0	232.1	—	41.5	3,981.3
Operating income (loss)	339.7	(79.3)	(470.6)	(82.7)	(189.4)	—	15.7	(466.6)
Equity in net loss of subsidiaries	—	—	—	—	(247.1)	—	247.1	—
Interest expense	(206.5)	—	(7.3)	—	(88.5)	—	(4.3)	(306.6)
Affiliated interest expense	—	—	(6.8)	(14.8)	(2.9)	—	24.5	—
Gain on deconsolidation of subsidiary	—	—	—	—	38.5	—	—	38.5
Gain upon gaining control of equity method investment	—	—	141.2	—	—	—	—	141.2
Other (expense) income, net	(5.6)	—	21.6	(1.4)	41.5	—	(6.2)	49.9
Income (loss) from continuing operations before income taxes	127.6	(79.3)	(321.9)	(98.9)	(447.9)	—	276.8	(543.6)
Income tax expense (benefit)	4.8	(27.7)	—	—	(13.2)	—	3.5	(32.6)
Net income (loss) from continuing operations	122.8	(51.6)	(321.9)	(98.9)	(434.7)	—	273.3	(511.0)
Income from discontinued operations, net of tax	—	—	—	—	—	125.7	—	125.7
Net income (loss)	122.8	(51.6)	(321.9)	(98.9)	(434.7)	125.7	273.3	(385.3)
Less: Net income (loss) attributable to noncontrolling interest	51.3	—	(0.8)	(18.2)	(21.0)	17.1	—	28.4
Net income (loss) attributable to controlling interest	$71.5	$(51.6)	$(321.1)	$(80.7)	$(413.7)	$108.6	$273.3	$(413.7)

(17) Subsequent Events
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
As discussed in Note 1, Description of Business, on July 1, 2016, HGI Energy entered into the Compass Sale Agreement. As discussed in Note 4, Divestitures, the Company’s interest in Compass met all of the held for sale criteria established by ASC 360 on July 1, 2016, subsequent to the end of the third fiscal quarter of 2016. The disposal represents all of the oil and gas properties that are accounted for using the full-cost method and the operations of Compass will be presented as discontinued operations starting in the fourth fiscal quarter of 2016.
The following table summarizes the components of Compass’ assets and liabilities included in the accompanying Condensed Consolidated Balance Sheets at June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Assets
Cash and cash equivalents	$5.4	$34.0
Receivables, net	6.3	19.1
Properties, including oil and natural gas properties, net	114.1	288.9
Other assets	1.1	1.1
Total assets	126.9	343.1
Liabilities
Debt	123.4	325.9
Accounts payable and other current liabilities	15.2	33.6
Other liabilities	22.3	39.1
Total liabilities	160.9	398.6
Net Compass assets (liabilities) included in HRG’s Condensed Consolidated Balance Sheets	(34.0)	(55.5)
Less: noncontrolling interest	—	0.3
Total carrying value of HRG’s interest in Compass’ net assets (liabilities)	$(34.0)	$(55.2)
At June 30, 2016, the carrying value of the Company’s interest in Compass was lower than the fair value less cost to sell based on the sales price.
The following table summarizes the components of income attributable to Compass included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2016 and 2015:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Revenues:
Oil and natural gas revenues	$9.7	$24.2	$36.0	$84.6

Operating costs and expenses:
Oil and natural gas direct operating costs	9.1	22.3	35.4	66.1
Selling, acquisition, operating and general expenses	5.0	13.5	20.6	49.7
Impairments and bad debt expense	17.6	102.7	93.3	439.4
Total operating costs and expenses	31.7	138.5	149.3	555.2
Operating loss	(22.0)	(114.3)	(113.3)	(470.6)
Interest expense	1.6	2.9	5.3	7.3
Gain on sale of oil and gas properties	—	—	(105.6)	—
Other income (loss), net	2.4	2.4	—	(21.6)
Net loss	(26.0)	(119.6)	(13.0)	(456.3)
Less: net loss (income) attributable to noncontrolling interest	—	(0.2)	0.1	(0.8)
Net loss attributable to common and participating preferred stockholders	$(26.0)	$(119.4)	$(13.1)	$(455.5)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of HRG Group, Inc. (“HRG,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”) should be read in conjunction with our unaudited Condensed Consolidated Financial Statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of HRG which was included with our annual report filed on Form 10-K with the Securities and Exchange Commission (the “SEC”) on November 20, 2015 (the “Form 10-K”). Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part II — Other Information” of this report. You should consider our forward-looking statements in light of our unaudited Condensed Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the SEC. In this Quarterly Report on Form 10-Q we refer to the three and nine months ended June 30, 2016 as the “Fiscal 2016 Quarter” and the “Fiscal 2016 Nine Months”, respectively, and the three and nine months ended June 30, 2015 as the “Fiscal 2015 Quarter” and the “Fiscal 2015 Nine Months”, respectively.
HRG Overview
We are a diversified holding company focused on owning businesses that we believe can, in the long term, generate sustainable free cash flows or attractive returns on investments. As of June 30, 2016, our principal operations were conducted through subsidiaries that offer branded consumer products and related businesses (Spectrum Brands Holdings, Inc., “Spectrum Brands”); insurance and reinsurance services (Fidelity & Guaranty Life, “FGL” and Front Street Re (Delaware) Ltd., “Front Street”); financing and asset management services (Salus Capital Partners, LLC, (“Salus”) and CorAmerica Capital, LLC (“CorAmerica”)) and own and operate oil and natural gas properties (HGI Energy Holdings, LLC (“HGI Energy”), the Company’s wholly-owned subsidiary, Compass Production GP, LLC (“Compass GP”) and its respective subsidiaries (collectively, “Compass”). We also own 97.9% of NZCH Corporation (“NZCH”, formerly Zap.Com Corporation), a public shell company that may seek assets or businesses to acquire or may sell assets and/or liquidate. From time to time, we may manage a portion of our available cash and engage in other activities through our wholly-owned subsidiary, HGI Funding, LLC (“HGI Funding”).
We currently operate in four segments: (i) Consumer Products, which consists of Spectrum Brands; (ii) Insurance, which consists of Front Street; (iii) Energy, which consists of Compass and HGI Energy; and (iv) Asset Management, which includes Salus and CorAmerica.
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
On November 8, 2015, Anbang Insurance Group Co., Ltd., a joint-stock insurance company established in the People’s Republic of China (“Anbang”), AB Infinity Holding, Inc., a wholly-owned subsidiary of Anbang (“AB Infinity”), and AB Merger Sub, Inc., a wholly-owned subsidiary of AB Infinity (“Merger Sub”), entered into a definitive merger agreement (the “FGL Merger Agreement” and such merger, the “FGL Merger”) to acquire FGL for $26.80 per share. As a result of the FGL Merger Agreement, as of March 31, 2016, our ownership interest in FGL has been classified as held for sale in the Condensed Consolidated Balance Sheets and FGL’s operations were classified as discontinued operations in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows and reported separately for all periods presented. Prior to the transaction, FGL was included in our Insurance segment. As a result of classifying FGL as held for sale, all segmented information has been adjusted to exclude FGL from the Insurance segment. See Note 4, Divestitures to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.

Energy Segment
The Energy segment represents our 100% ownership of HGI Energy and controlling interest in Compass. Compass is an owner and operator of conventional oil and natural gas properties in East Texas and North Louisiana.
Asset Management Segment
Our Asset Management segment includes the activities of our asset-based lender, Salus, and our asset manager, CorAmerica. During the Fiscal 2016 Quarter, the operations of our other asset manager, Energy & Infrastructure Capital, LLC (“EIC”), were wound down.
Through Salus, we are a provider of asset-based loans to the middle market across a variety of industries. During the fiscal year 2015, Salus’ loans were funded through capital commitments from Salus’ equity, funds committed by FGL and Front Street Re (Cayman) Ltd. (“Front Street Cayman”), a wholly-owned subsidiary of Front Street, as participants and funds committed by Salus’ collateralized loan obligation (“CLO”) securitization. As of June 30, 2016, Salus, along with its co-lender Front Street Cayman, have funded loans totaling $82.0 million aggregate principal amount outstanding on a consolidated basis. During the fiscal year ended September 30, 2015, following certain organizational changes at Salus, Salus determined to focus its efforts primarily on monitoring, servicing and collecting its existing loans and not to underwrite any new loans. Salus may, however, pursue other opportunities that it may consider strategically advantageous or complimentary to its efforts to collect its existing loans. It is expected that Salus’ operations will significantly diminish as it collects on the loans in its portfolio.
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

Highlights for the Fiscal 2016 Quarter and the Fiscal 2016 Nine Months
Significant Transactions and Activity

•
On November 8, 2015, Anbang entered into the FGL Merger Agreement. Pursuant to this agreement, Anbang, through its subsidiaries, will acquire all of the outstanding shares of FGL at closing. Stockholders of FGL will receive $26.80 per share in cash at closing. At the date of the transaction, the Company owned 47 million shares, or 80.4% of FGL.

•
During the Fiscal 2016 Nine Months, Compass completed the sale of its Holly, Waskom, and Danville assets (the “Compass Sold Assets”) to Indigo Resources LLC (the “Buyer”) for total cash consideration of $153.4 million, pursuant to the Purchase Agreement entered into with the Buyer as previously announced on October 9, 2015 (the “Compass Asset Sale”). Proceeds were primarily used to reduce Compass’ borrowings under its existing credit facility (the “Compass Credit Agreement”).

•
Subsequent to the end of the Fiscal 2016 Quarter, on July 1, 2016, HGI Energy entered into an agreement to sell its equity interests in Compass to a third party for a cash purchase price of $145.0 million (the “Compass Sale”). The purchase price will be reduced at closing by the balance of Compass’ credit facility outstanding at closing ($125.0 million as of June 30, 2016) and is subject to other customary closing adjustments, including adjustments for title and environmental defects. The closing of the Compass Sale is subject to the satisfaction of customary closing conditions.

•	During the Fiscal 2016 Nine Months, Compass reduced its borrowing under the Compass Credit Agreement from $327.0 million to $125.0 million, a reduction of $202.0 million.

•
During the Fiscal 2016 Nine Months, our Energy segment recorded impairments to its oil and natural gas properties of $93.2 million based on the ceiling test limitation under the full cost method of accounting. The impairments were primarily due to the decline in oil and natural gas prices.

•
During the Fiscal 2016 Quarter, Salus and Front Street received a partial recovery on the loan to RadioShack Corporation (“RadioShack”) of $43.4 million, excluding $21.7 million repayment on FGL’s participation on the loan. As a result of the aforementioned partial recovery, we also reversed $18.0 million of previously recorded allowance for bad debt, excluding $9.0 million of realized gains by FGL recorded in “(Loss) income from discontinued operations, net of tax” in the accompanying Condensed Consolidated Statements of Operations.

•
During the Fiscal 2016 Quarter, CorAmerica amended its investment management agreement with a counterparty that resulted in a decrease to CorAmerica’s projected future revenues, which triggered a goodwill impairment test. The test resulted in an impairment of $10.7 million to goodwill.

•
During the Fiscal 2016 Quarter, Front Street was provided information on a recapture notice of a reinsurance agreement between third parties and as a result, Front Street’s funds withheld receivables and insurance reserves decreased by approximately $83.0 million during the Fiscal 2016 Quarter and the Fiscal 2016 Nine Months.

Key financial highlights

•
Basic and diluted net income from continuing operations attributable to common stockholders for the Fiscal 2016 Quarter was $0.39 and $0.38 per basic and diluted common share attributable to controlling interest, respectively, compared to basic and diluted net loss from continuing operations attributable to common stockholders of $0.82 per basic and diluted common share attributable to controlling interest in the Fiscal 2015 Quarter.

•	We ended the quarter with corporate cash and investments of approximately $210.3 million (primarily held at HRG and HGI Funding).

•
Our Consumer Products segment’s operating income for the Fiscal 2016 Quarter increased $71.1 million, or 52.4%, to $206.8 million from $135.7 million for the Fiscal 2015 Quarter. Our Consumer Products segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA - Consumer Products”) increased by $42.9 million, or 18.2%, to $279.2 million versus the Fiscal 2015 Quarter. The increase in operating income and Adjusted EBITDA - Consumer Products was primarily driven by higher profitability in Armored AutoGroup Parent Inc. (“AAG”) that was acquired during the fiscal year 2015; coupled with higher sales and margins in the home and garden product line due to increased demand for repellents and household insect controls driven by the Zika virus. Adjusted EBITDA margin represented 20.5% of sales as compared to 18.9% in the Fiscal 2015 Quarter.

•
Our Insurance segment’s operating profit for the Fiscal 2016 Quarter was $3.6 million compared to an operating loss of $28.6 million for the Fiscal 2015 Quarter. The decrease in operating loss was primarily due to credit impairment losses on intercompany investments recorded in the Fiscal 2015 Quarter.

•
Our Energy segment’s operating loss for the Fiscal 2016 Quarter was $22.0 million compared to $114.3 million in the Fiscal 2015 Quarter. The decrease in operating loss was primarily driven by lower ceiling test impairments recorded in the Fiscal 2016 Quarter, partially offset by decreased revenues as a result of lower oil and natural gas prices. The Energy segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA - Energy”) for the Fiscal 2016

Quarter was $0.7 million, a decrease of $5.1 million from the Fiscal 2015 Quarter. The decrease was primarily attributable to the decrease in average sales prices and volume during the Fiscal 2016 Quarter.

•
Our Asset Management segment recorded an operating loss of $1.7 million for the Fiscal 2016 Quarter compared to operating loss of $14.2 million for the Fiscal 2015 Quarter. The decrease in operating loss was mainly as a result of reversal of bad debt expenses associated with the partial repayment on the loan to RadioShack and a reduction in operating expenses, partially offset by lower revenues and the impairment to CorAmerica’s goodwill.

•
During the Fiscal 2016 Nine Months, we received cash dividends of approximately $47.0 million from our subsidiaries, including $37.3 million, $9.3 million and $0.4 million from Spectrum Brands, FGL and CorAmerica, respectively, which does not give effect to the net impact from interest payments made by HRG on behalf of our Energy segment with respect to certain intercompany notes issued by HGI Energy.

Results of Operations
Fiscal 2016 Quarter and Fiscal 2016 Nine Months Compared to the Fiscal 2015 Quarter and Fiscal 2015 Nine Months
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Revenues:
Consumer Products	$1,361.6	$1,247.5	$114.1	$3,790.0	$3,382.3	$407.7
Insurance	70.2	(68.0)	138.2	99.8	(72.4)	172.2
Energy	9.7	24.3	(14.6)	36.0	84.6	(48.6)
Asset Management	1.2	7.2	(6.0)	8.8	20.3	(11.5)
Intersegment elimination	4.4	14.0	(9.6)	15.5	57.2	(41.7)
Consolidated segment revenues	1,447.1	1,225.0	222.1	3,950.1	3,472.0	478.1
Corporate and Other	—	2.2	(2.2)	—	42.7	(42.7)
Total revenues	$1,447.1	$1,227.2	$219.9	$3,950.1	$3,514.7	$435.4
Operating income (loss):
Consumer Products	$206.8	$135.7	$71.1	$497.8	$339.7	$158.1
Insurance	3.6	(28.6)	32.2	1.8	(79.3)	81.1
Energy	(22.0)	(114.3)	92.3	(113.2)	(470.6)	357.4
Asset Management	(1.7)	(14.2)	12.5	(20.0)	(82.7)	62.7
Intersegment elimination	39.0	(12.0)	51.0	33.2	15.7	17.5
Total segment operating income (loss)	225.7	(33.4)	259.1	399.6	(277.2)	676.8
Corporate and Other and eliminations	(17.0)	(41.1)	24.1	(39.8)	(189.4)	149.6
Consolidated operating income (loss)	208.7	(74.5)	283.2	359.8	(466.6)	826.4
Interest expense	(98.4)	(149.1)	50.7	(291.7)	(306.6)	14.9
Gain on sale of oil and gas properties	—	—	—	105.6	—	105.6
Gain on deconsolidation of subsidiary	—	38.5	(38.5)	—	38.5	(38.5)
Gain upon gaining control of equity method investment	—	—	—	—	141.2	(141.2)
Other (expense) income, net	(3.3)	3.0	(6.3)	(1.7)	49.9	(51.6)
Income (loss) from continuing operations before income taxes	107.0	(182.1)	289.1	172.0	(543.6)	715.6
Income tax benefit	(8.4)	(37.8)	29.4	(15.0)	(32.6)	17.6
Net income (loss) from continuing operations	115.4	(144.3)	259.7	187.0	(511.0)	698.0
(Loss) income from discontinued operations, net of tax	(208.4)	102.9	(311.3)	(257.1)	125.7	(382.8)
Net loss	(93.0)	(41.4)	(51.6)	(70.1)	(385.3)	315.2
Less: Net income attributable to noncontrolling interest	39.9	34.2	5.7	121.4	28.4	93.0
Net loss attributable to controlling interest	$(132.9)	$(75.6)	$(57.3)	$(191.5)	$(413.7)	$222.2
Revenues. Revenues for the Fiscal 2016 Quarter increased $219.9 million, or 17.9%, to $1,447.1 million from $1,227.2 million for the Fiscal 2015 Quarter. Revenues for the Fiscal 2016 Nine Months increased $435.4 million, or 12.4%, to $3,950.1 million from $3,514.7 million for the Fiscal 2015 Nine Months.

The increases were primarily due to growth from acquisitions and organic net sales from our Consumer Products segment, coupled with an increase in fair value of the funds withheld receivables with third parties in the Insurance segment due to lower interest rates and tighter credit spreads. These increases were partially offset by lower sales in the Energy segment as a result of the decrease in oil and natural gas prices, lower investment income as a result of the decrease in the asset-based loan portfolio of the Asset Management segment, and negative impact of foreign exchange in the Consumer Product segment.
Consolidated operating income (loss). Consolidated operating income for the Fiscal 2016 Quarter increased $283.2 million, or 380.1%, to $208.7 million from an operating loss of $74.5 million for the Fiscal 2015 Quarter. Consolidated operating income for the Fiscal 2016 Nine Months increased $826.4 million, or 177.1%, to $359.8 million from an operating loss of $466.6 million for the Fiscal 2015 Nine Months.
The increases were primarily due to increased profitability in our Consumer Product segment as a result of the acquisition of AAG during the fiscal year ended September 30, 2015; lower ceiling test impairments in the Energy segment; credit impairment losses recorded in the Insurance and Asset Management segments mainly associated with the impairment of a loan to RadioShack that was recorded in the Fiscal 2015 Nine Months; impairments of goodwill and intangibles due to a change in view of the strategic direction of Frederick’s of Hollywood Inc. (“FOH”) recognized in the Fiscal 2015 Nine Months; and reversal of bad debt expense resulting from higher than expected recovery rate from the partial paydown of the loan to RadioShack recorded in the Fiscal 2016 Quarter and Fiscal 2016 Nine Months.
Interest Expense. Interest expense decreased $50.7 million to $98.4 million for the Fiscal 2016 Quarter from $149.1 million for the Fiscal 2015 Quarter. Interest expense decreased $14.9 million to $291.7 million for the Fiscal 2016 Nine Months from $306.6 million for the Fiscal 2015 Nine Months. The decreases were primarily due to $58.8 million of one-time costs incurred related to Spectrum Brands’ financing of the AAG acquisition, the refinancing of Spectrum Brands’ term loan, revolver facility and the redemption of Spectrum Brands’ 6.75% senior unsecured notes in the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months; partially offset by an increase in interest expenses due to higher overall debt levels in the Consumer Products segment and Corporate and Other segment.
Gain on sale of oil and gas properties. The Compass Asset Sale resulted in a gain on sale of oil and gas properties of $105.6 million for the Fiscal 2016 Nine Months.
Gain on deconsolidation of subsidiary. The deconsolidation of FOH resulted in a gain of $38.5 million upon the elimination of FOH’s cumulative historical losses through April 19, 2015, the date FOHG Holdings, LLC (“FOHG”) filed for bankruptcy.
Other (expense) income, net. Other expense for the Fiscal 2016 Quarter was $3.3 million compared to other income of $3.0 million for the Fiscal 2015 Quarter. Other income decreased $51.6 million to a $1.7 million expense for the Fiscal 2016 Nine Months from $49.9 million for the Fiscal 2015 Nine Months. The income in the Fiscal 2015 Nine Months was primarily due to oil and natural gas derivative gains as a result of declining oil and natural gas prices; unrealized gains on our investment in HC2 Holdings Inc. that was sold during the first fiscal quarter of 2016; as well as a gain on contingent purchase price reduction and associated interest income as a result of a settlement with OM Group (UK) Limited (“OMGUK”) during the Fiscal 2015 Nine Months of a purchase price adjustment in connection with HRG’s acquisition of FGL’s subsidiaries; partially offset by foreign exchange losses on asset based loans denominated in Canadian Dollars for which Salus bears the foreign exchange exposure.
Income Taxes. For the Fiscal 2016 Quarter and the Fiscal 2016 Nine Months, our effective tax rate of (7.9)% and (8.7)%, respectively, differed from the expected U.S. statutory tax rate of 35.0% and was impacted by the change in judgment in the realizability on a portion of Spectrum Brand’s U.S. net operating loss (“NOL”) carryforwards that were previously recorded with valuation allowance and recognition of a portion of tax benefits on current year losses from the Energy and Corporate and Other segments in the U.S. that are more likely than not to be realized based on the expected taxable gain from the FGL Merger. For the Fiscal 2016 Nine Months, the effective tax rate was reduced due to $5.9 million of non-recurring items related to the impact of tax law changes and changes in state deferred tax rates on Spectrum Brands’ net deferred tax liabilities. The effective tax rate for the Fiscal 2016 Quarter and Fiscal 2016 Nine Months also included the effect of $25.5 million of income tax expense recognized by Spectrum Brands for a tax contingency reserve for a tax exposure in Germany. During the Fiscal 2016 Quarter, a local court ruled against Spectrum Brands’ characterization of certain assets as amortizable under German tax law. Spectrum Brands has appealed this ruling to the German Federal Court. While Spectrum Brands continues to believe that Spectrum Brands’ tax treatment was correct under the applicable German law, Spectrum Brands has concluded that sufficient uncertainty on the ruling from the German Federal Court exists to record a full tax contingency for this exposure.
The effective tax rate for the Fiscal 2016 Quarter and Fiscal 2016 Nine Months also included the effect of the adoption of Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $11.6 million and $29.0 million during the Fiscal 2016 Quarter and the Fiscal 2016 Nine Months, respectively.

In December 2015, Spectrum Brands received a ruling from the Internal Revenue Service which resulted in approximately $88.0 million of U.S. NOL being restored. The ruling created additional U.S. deferred tax assets and valuation allowance during the Fiscal 2016 Nine Months. During the Fiscal 2016 Nine Months, Spectrum Brands determined it is more likely than not its U.S. deferred tax assets will be used to reduce taxable income, except for tax attributes subject to ownership change limitations, capital losses, and certain state operating losses and credits that will expire unused. Spectrum Brands estimates the total unused tax benefits are approximately $211.0 million and has projected to release approximately $109.0 million of valuation allowance during the fiscal year ending September 30, 2016. Approximately $25.0 million of the valuation allowance release results from additional deferred tax assets created by the adoption of ASU 2016-09. For the Fiscal 2016 Nine Months, Spectrum Brands included $95.0 million of the valuation allowance release in the calculation of the estimated annual effective tax rate for the current fiscal year, and $14.0 million as a discrete income tax benefit.
For the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months, our effective tax rates of 20.8% and 6.0%, respectively, differed from the expected U.S. statutory tax rate of 35.0% and were impacted by pretax losses including significant impairment and bad debt expense in our Energy and Asset Management segments in the U.S., and certain pretax losses from foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not to be realized, resulting in the recording of valuation allowances. The Fiscal 2015 Nine Months included recognition of a nonrecurring net income tax benefit of $12.3 million attributable to the tax impact related to the impairment of certain FOH’s indefinite lived intangible assets. Due to the indefinite life of these assets for book purposes, the related deferred tax liability was not regarded as a source of taxable income to support the realization of deferred tax assets. Consequently, the impairment recorded resulted in a reduction to the deferred tax liability previously recorded. In addition, for the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months, the Company recognized a $31.0 million income tax benefit from the reversal of a portion of Spectrum Brands’ U.S. valuation allowance on deferred tax assets in connection with the purchase of AAG. As a result of the business combination, Spectrum Brands determined that a portion of its pre-existing deferred tax assets are more likely than not to be realized by the combined entity and a portion of the valuation allowance should be eliminated. The discrete tax benefits related to the reversal of Spectrum Brands’ valuation allowance and impairments at FOH reduced the Company’s income tax expense for the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months.
The majority of NOLs, capital loss and tax credit carryforwards of HRG and Spectrum Brands have historically been subject to valuation allowances, as we concluded that all or a portion of the related tax benefits are not more-likely-than-not to be realized. Utilization of a portion of the NOL, capital loss and tax credit carryforwards of HRG and Spectrum Brands are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations resulted from ownership changes of more than 50 percentage points over a three-year period. The consummation of the FGL Merger is expected to result in the reversal of a significant portion of our valuation allowance previously recorded against tax attribute carryforwards that are expected to be realized against the taxable gain.
(Loss) income from discontinued operations, net of tax. Discontinued operations include FGL’s results from operations that were previously reported in the Insurance segment. Net loss from discontinued operations, net of tax for the Fiscal 2016 Quarter was $208.4 million, a decrease from a net income of $102.9 million for the Fiscal 2015 Quarter. The $311.3 million decrease in net income from discontinued operations was primarily driven by a $217.2 million write-down of the asset held for sale to its fair value less cost to sell, coupled with a decrease in net income from FGL of $94.1 million.
Net loss from discontinued operations, net of tax for the Fiscal 2016 Nine Months was $257.1 million, a decrease from a net income of $125.7 million for the Fiscal 2015 Nine Months. The $382.8 million decrease in net income from discontinued operations was driven primarily by (i) $240.7 million write-down of the asset held for sale to its fair value less cost to sell; (ii) $90.9 million net income tax expense related to the establishment of a deferred tax liability of $253.0 million as a result of classifying our ownership interest in FGL as held for sale, partially offset by a $162.1 million reduction of valuation allowance on HRG’s net operating and capital loss carryforwards expected to offset the FGL taxable gain; and (iii) a decrease in net income from FGL of $51.2 million.
The decreases in FGL’s net income were primarily driven by the effects that the fluctuations in equity markets and the changes the risk free rates had on the valuation of derivative instruments and fixed indexed annuity present value future credits and guarantee liability changes in each respective period; partially offset by lower amortization of intangibles and higher net investment income.
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

Consumer Products Segment
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Net consumer and other product sales	$1,361.6	$1,247.5	$114.1	$3,790.0	$3,382.3	$407.7
Cost of consumer products and other goods sold	830.9	789.5	41.4	2,355.8	2,179.4	176.4
Consumer products segment gross profit	530.7	458.0	72.7	1,434.2	1,202.9	231.3
Selling, acquisition, operating and general expenses	300.4	300.0	0.4	865.9	799.2	66.7
Amortization of intangibles	23.5	22.3	1.2	70.5	64.0	6.5
Operating income - Consumer Products segment	$206.8	$135.7	$71.1	$497.8	$339.7	$158.1
Net consumer and other product sales. Net consumer and other product sales for the Fiscal 2016 Quarter increased $114.1 million, or 9.1%, to $1,361.6 million from $1,247.5 million for the Fiscal 2015 Quarter. The increase in net consumer and other product sales in the Fiscal 2016 Quarter was primarily due to the impact of the acquisition of AAG that accounted for $84.1 million, as well as growth in organic net sales in hardware and home improvement, consumer batteries, global auto care and home and garden control products lines. These increases were partially offset by the negative impact of foreign exchange rates of $15.8 million and a decrease in small appliances sales, global pet supplies and personal care products lines. Organic net sales excludes the impact of foreign currency translation and acquisitions, and is considered a non-GAAP measurement (See “Non-GAAP Measures” section below for reconciliation of Net Sales to Organic Net Sales).
The following table details the principal components of the change in the Consumer Products segment net sales from the Fiscal 2015 Quarter to Fiscal 2016 Quarter (in millions):

Net Sales
Fiscal 2015 Quarter Net consumer and other product sales	$1,247.5
Acquisition of AAG	84.1
Increase in hardware and home improvement products	18.3
Increase in consumer batteries	12.8
Increase in global auto care	11.7
Increase in home and garden control products	9.7
Decrease in personal care products	(0.5)
Decrease in global pet supplies	(1.9)
Decrease in small appliances	(4.3)
Foreign currency impact, net	(15.8)
Fiscal 2016 Quarter Net consumer and other product sales	$1,361.6
Hardware and home improvement products organic net sales grew $18.3 million for the Fiscal 2016 Quarter compared to the Fiscal 2015 Quarter mainly attributable to an increase in security products of $11.1 million from an increase in point of sale and new products with key retail customers, increases in e-commerce, and market growth with non-retail customers; an increase in plumbing products of $3.9 million from new product and promotional sales with key retail customers; and an increase in hardware products of $3.3 million in North America from an increase in volumes at existing retail customers and market growth with non-retail customers that is offset by $1.2 million from a planned exit of unprofitable business in Asia-Pacific.
The consumer batteries organic net sales improved $12.8 million for the Fiscal 2016 Quarter compared to the Fiscal 2015 Quarter primarily driven by a $5.0 million increase in sales in North America due to an increase in alkaline battery volumes from branded and private label product; and increases in Europe of $6.5 million primarily from hearing aid and specialty batteries of $4.5 million due to higher volumes with existing and new customers coupled with an increase in alkaline battery sales of $2.5 million from promotional sales, increased e-commerce and new private label customers, and increases in Latin America of $1.2 million.
Global auto care organic sales increased $11.7 million for the Fiscal 2016 Quarter compared to the Fiscal 2015 Quarter primarily driven by increased sales from air conditioning recharge products due to the warmer weather and introduction of private label products with a key significant customer.
Home and garden control products organic net sales grew $9.7 million for the Fiscal 2016 Quarter compared to the Fiscal 2015 Quarter attributable to increases in repellent products of $6.8 million, lawn and garden control products of $2.0 million, and household insect control products of $0.9 million. Improvements across all products were driven by distribution gains with key retailers and increased retail demand of repellent products in response to the Zika virus.

Small appliances organic net sales decreased $4.3 million for the Fiscal 2016 Quarter compared to the Fiscal 2015 Quarter primarily attributable to decrease in sales in North America of $5.8 million due to softer point of sale and competitive pricing, partially offset by an increase in sales in other geographical regions.
Global pet supplies organic net sales decreased $1.9 million for the Fiscal 2016 Quarter compared to the Fiscal 2015 Quarter primarily driven by decreases in aquatic sales of $1.2 million from the exiting of lower margin business and softness in volume in European markets.
Personal care products organic net sales decreased $0.5 million for the Fiscal 2016 Quarter compared to the Fiscal 2015 Quarter mainly attributable to decreases in North America of $4.0 million due to softer point of sale volumes and reduction in retail inventory, partially offset by increases in Europe and Latin America from promotional sales and market expansion.
Net consumer products and other product sales for the Fiscal 2016 Nine Months increased $407.7 million, or 12.1%, to $3,790.0 million from $3,382.3 million for the Fiscal 2015 Nine Months. The increase in net consumer and other product sales in the Fiscal 2016 Nine Months was driven by the impact of the acquisition of AAG and the organic growth in sales across the consumer batteries, hardware and home improvement, home and garden control, personal care, global auto care and global pet supplies products lines. These increases were partially offset by the negative impact of foreign exchange of $109.2 million and a decrease in small appliances product line.
The following table details the principal components of the change in the Consumer Products segment net sales from the Fiscal 2015 Nine Months to the Fiscal 2016 Nine Months (in millions):

Net Sales
Fiscal 2015 Nine Months Net consumer and other product sales	$3,382.3
Acquisition of AAG	277.3
Acquisition of European IAMS and Eukanuba	44.2
Acquisition of Salix	30.3
Increase in consumer batteries	55.9
Increase in hardware and home improvement products	52.2
Increase in home and garden control products	49.0
Increase in personal care products	15.1
Increase in global auto care	11.7
Increase in global pet supplies	11.4
Decrease in small appliances	(30.2)
Foreign currency impact, net	(109.2)
Fiscal 2016 Nine Months Net consumer and other product sales	$3,790.0
Consumer battery sales grew $55.9 million for the Fiscal 2016 Nine Months compared to the Fiscal 2015 Nine Months primarily driven by an increase in sales in North America of $14.5 million due to higher alkaline volumes of branded product from holiday promotions partially offset by reduced retail inventory levels of specialty batteries and lighting products; increases in Europe of $31.0 million from an increase in hearing aid and specialty batteries of $11.6 million due to higher volumes with existing and new customers, and increase in alkaline sales of $16.6 million from an increase in volumes of branded product from holiday promotions and new private label customers; and increases in Latin America of $9.1 million attributable to improved volumes of alkaline and specialty batteries with existing customers coupled with regional pricing increases.
Hardware and home improvement products organic net sales improved $52.2 million for the Fiscal 2016 Nine Months compared to the Fiscal 2015 Nine Months, primarily attributable to increases in security products of $38.3 million from higher volumes with existing retail relationships, e-commerce channel, and market growth with non-retail customers, and increases in plumbing products of $13.3 million due to new products and an increase in volumes with both retail and non-retail customers. The increases were adversely impacted by $19.7 million for the expiration of a customer tolling agreement and planned exit of unprofitable businesses.
Home and garden control products organic net sales increased $49.0 million attributable to increases in repellent products of $22.0 million, lawn and garden control products of $15.7 million and household insect control products of $11.3 million. The increases were driven by distribution gains with key retailers and increased retail demand of repellent products in response to the Zika virus, coupled with warmer weather extending the outdoor season and the timing of seasonal inventory sales to retailers earlier than the prior year.
Personal care products organic net sales improved $15.1 million for the Fiscal 2016 Nine Months compared to the Fiscal 2015 Nine Months primarily attributable to increases in Europe of $10.2 million for increased promotional volumes and continued expansion in Eastern European markets; increases in Latin America of $6.3 million from promotional volumes and new product introductions; increases of $4.0 million in Asia-Pacific markets; offset by decreases in North America of $5.4 million due to timing between periods and softer point of sales in category and reduction in retail inventory.

Global auto care organic sales increased due to the increased sales from air conditioning recharge products and introduction of private label products discussed above.
Global pet supplies organic net sales increased $11.4 million for the Fiscal 2016 Nine Months compared to the Fiscal 2015 Nine Months driven by an increase in companion pet sales of $11.7 million from stronger rawhide and stain and odor product categories in North America, timing of holiday shipments, and distribution gains with independent pet retailers, coupled with an increase in aquatic sales of $3.4 million from timing of holiday shipments, partially offset with the exit of lower margin business.
Small appliances net organic sales decreased $30.2 million for the Fiscal 2016 Nine Months compared to the Fiscal 2015 Nine Months primarily attributable to a decrease in sales in North America of $32.4 million from softer volumes within the category and competitive pricing, partially mitigated by increases in e-commerce channels; and offset by increases in Europe of $4.9 million from expanded product listings with current customers.
Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal Quarter			Fiscal Nine Months
Product line net sales	2016	2015	Increase /(Decrease)	2016	2015	Increase / (Decrease)
Hardware and home improvement products	$328.6	$313.5	$15.1	$912.9	$874.1	$38.8
Home and garden control products	212.0	202.3	9.7	414.7	365.7	49.0
Global pet supplies	207.1	208.4	(1.3)	619.0	538.8	80.2
Consumer batteries	187.2	178.3	8.9	618.0	600.3	17.7
Global auto care	159.8	64.4	95.4	353.1	64.4	288.7
Small appliances	151.1	161.3	(10.2)	479.3	536.7	(57.4)
Personal care products	115.8	119.3	(3.5)	393.0	402.3	(9.3)
Total net sales to external customers	$1,361.6	$1,247.5	$114.1	$3,790.0	$3,382.3	$407.7
Cost of consumer products and other goods sold / Consumer products segment gross profit. Consumer products segment gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2016 Quarter was $530.7 million compared to $458.0 million for the Fiscal 2015 Quarter. Consumer Products segment gross profit for the Fiscal 2016 Nine Months was $1,434.2 million compared to $1,202.9 million for the Fiscal 2015 Nine Months. Increases in gross profit were mainly attributable to increases in net sales and increases in gross profit margin.
Gross profit margin for the Fiscal 2016 Quarter increased to 39.0% from 36.7% in the Fiscal 2015 Quarter. Gross profit margin for the Fiscal 2016 Nine Months increased to 37.8% compared to 35.6% for the Fiscal 2015 Nine Months. The increases in gross profit margin were primarily due to an increase in margins contributed by the AAG acquisition, a shift towards higher margin sales and continuing cost improvements across segments.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased by $0.4 million, or 0.1%, to $300.4 million for the Fiscal 2016 Quarter, from $300.0 million for the Fiscal 2015 Quarter primarily attributable to the increase of $21.2 million due to the acquisition of AAG previously discussed; offset by a decrease in acquisition and integration related charges of $16.2 million, lower acquisition activity previously discussed and decreased restructuring and related charges of $5.1 million.
Selling, acquisition, operating and general expenses increased by $66.7 million, or 8.3%, to $865.9 million for the Fiscal 2016 Nine Months, from $799.2 million for the Fiscal 2015 Nine Months mainly due to an increase of $94.3 million related to costs from AAG, IAMS and Eukanuba brands (“European IAMS and Eukanuba”) and Salix Animal Health LLC (“Salix”) that were acquired during the year ended September 30, 2015 and an increase in share-based compensation of $11.1 million; offset by decreased acquisition and integration related charges of $13.0 million from lower acquisition activity and decreased restructuring and related charges of $14.1 million.
Amortization of intangibles. For the Fiscal 2016 Quarter, amortization of intangibles increased to $23.5 million from $22.3 million for the Fiscal 2015 Quarter. For the Fiscal 2016 Nine Months, amortization of intangibles increased to $70.5 million from $64.0 million for the Fiscal 2015 Nine Months. The increases were as a result of the additional definite lived intangible assets acquired during the year ended September 30, 2015.

Insurance Segment
Presented below is a table that summarizes the results of operations of our Insurance segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Insurance segment revenues	$70.2	$(68.0)	$138.2	$99.8	$(72.4)	$172.2

Benefits and other changes in policy reserves	65.2	(41.2)	106.4	93.4	0.6	92.8
Selling, acquisition, operating and general expenses	1.4	1.8	(0.4)	4.6	6.3	(1.7)
Total Insurance segment operating costs and expenses	66.6	(39.4)	106.0	98.0	6.9	91.1
Operating income (loss) - Insurance segment	$3.6	$(28.6)	$32.2	$1.8	$(79.3)	$81.1
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
Insurance segment revenues. For the Fiscal 2016 Quarter, Insurance segment revenues increased $138.2 million to a gain of $70.2 million from a loss of $68.0 million for the Fiscal 2015 Quarter. The increase in Insurance segment revenues was primarily driven by an increase in the fair value of the underlying fixed maturity debt securities included in the funds withheld receivables during the Fiscal 2016 Quarter. The favorable change in fair value was due to market conditions with decreasing risk-free rates and tightening credit spreads resulting in generally higher valuations of the fixed maturity debt securities. In addition, the Insurance segment recorded realized losses related to credit impairments from intercompany investments of $32.5 million in the Fiscal 2015 Quarter.
For the Fiscal 2016 Nine Months, Insurance segment revenues increased $172.2 million to a gain of $99.8 million from a loss of $72.4 million for the Fiscal 2015 Nine Months. The increase in Insurance segment revenues was primarily driven by realized losses related to credit impairment losses related to intercompany investments of $74.9 million and asset-based loan participations of $5.1 million that were recorded in the Fiscal 2015 Nine Months, coupled with an increase in the fair value of the underlying fixed maturity debt securities included in the funds withheld receivables during the Fiscal 2016 Nine Months due to the factors discussed above.
Benefits and other changes in policy reserves. For the Fiscal 2016 Quarter, benefits and other changes in policy reserves increased $106.4 million to $65.2 million from an income of $41.2 million for the Fiscal 2015 Quarter. The increase was primarily due to a decrease in the insurance liability discount rate. As of December 31, 2015, Front Street began discounting the liability cash flows by using the market yields on the underlying assets backing the liabilities less the non-performance spread to reflect uncertainty. In prior periods, the discount rate was based on risk-free rates plus non-performance spreads less a risk margin.
For the Fiscal 2016 Nine Months, benefits and other changes in policy reserves increased $92.8 million to $93.4 million from $0.6 million for the Fiscal 2015 Nine Months. The increase was primarily due to a decrease in the insurance liability discount rate for the Fiscal 2016 Nine Months, as discussed above.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses of the Insurance segment decreased to $1.4 million for the Fiscal 2016 Quarter as compared to $1.8 million for the Fiscal 2015 Quarter. Selling, acquisition, operating and general expenses of the Insurance segment decreased to $4.6 million for the Fiscal 2016 Nine Months as compared to $6.3 million for the Fiscal 2015 Nine Months. The higher expenses in the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months were mainly driven by legal and actuarial consulting costs related to new reinsurance treaties. There were no new reinsurance treaties entered into during the Fiscal 2016 Quarter and the Fiscal 2016 Nine Months.

Energy Segment
Presented below is a table that summarizes the results of operations of our Energy segment and compares the amount of change between the respective fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Oil and natural gas	$9.7	$24.3	$(14.6)	$36.0	$84.6	$(48.6)
Oil and natural gas direct operating costs	9.1	22.3	(13.2)	35.4	66.1	(30.7)
Oil and natural gas operating margin	0.6	2.0	(1.4)	0.6	18.5	(17.9)
Selling, acquisition, operating and general expenses	5.0	13.5	(8.5)	20.6	49.7	(29.1)
Impairment of oil and natural gas properties	17.6	102.8	(85.2)	93.2	439.4	(346.2)
Operating loss - Energy segment	$(22.0)	$(114.3)	$92.3	$(113.2)	$(470.6)	$357.4
Oil and natural gas. Oil and natural gas revenues for the Fiscal 2016 Quarter decreased by $14.6 million, or 60.1%, to $9.7 million compared to $24.3 million for the Fiscal 2015 Quarter. Oil and natural gas revenues for the Fiscal 2016 Nine Months decreased $48.6 million, or 57.4%, to $36.0 million compared with $84.6 million for the Fiscal 2015 Nine Months. The decreases were primarily due to lower prices of oil, natural gas and natural gas liquids and natural production declines coupled with the effect of reduced revenues due to lower production volumes resulting from the Compass Asset Sale which closed on December 1, 2015.
Oil and natural gas direct operating costs. The Energy segment’s oil and natural gas direct operating costs and expenses for the Fiscal 2016 Quarter were $9.1 million, a decrease of $13.2 million from $22.3 million for the Fiscal 2015 Quarter. The Energy segment’s oil and natural gas direct operating costs and expenses for the Fiscal 2016 Nine Months were $35.4 million, a decrease of $30.7 million from $66.1 million from the Fiscal 2015 Nine Months. The decreases were mainly as a result of the Compass Asset Sale discussed above.
Components of direct operating costs and expenses for the Fiscal 2016 Quarter and Fiscal 2016 Nine Months, the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months, are presented as follows (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase /(Decrease)
Oil and natural gas operating costs	$6.4	$14.6	$(8.2)	$23.1	$42.6	$(19.5)
Gathering and transportation costs	0.6	4.2	(3.6)	5.0	12.8	(7.8)
Production and ad valorem taxes	2.1	3.5	(1.4)	7.3	10.7	(3.4)
Total oil and natural gas direct operating costs	$9.1	$22.3	$(13.2)	$35.4	$66.1	$(30.7)
Selling, acquisition, operating and general expenses. The Energy segment’s selling, acquisition, operating and general expenses for the Fiscal 2016 Quarter were $5.0 million, a decrease of $8.5 million, or 63.0%, from $13.5 million for the Fiscal 2015 Quarter. The Energy segment’s selling, acquisition, operating and general expenses for the Fiscal 2016 Nine Months decreased $29.1 million, or 58.6%, to $20.6 million compared with $49.7 million for the Fiscal 2015 Nine Months. The decreases were primarily due to a decrease in depletion expense of $6.9 million and $23.1 million, for the Fiscal 2016 Quarter and Fiscal 2016 Nine Months, respectively, mainly as a result of the Compass Asset Sale and lower asset carrying value due to ceiling test impairments.
Impairment of oil and natural gas properties. The Energy segment recognized ceiling test impairments to its proved oil and natural gas properties of $17.6 million and $93.2 million for the Fiscal 2016 Quarter and Fiscal 2016 Nine Months, respectively. The impairments were due to the decline in oil and natural gas prices. The Energy segment recognized ceiling test impairments of $102.8 million and $439.4 million for the Fiscal 2015 Quarter and Fiscal 2015 Nine Months, respectively. The impairments were primarily due to differences in the oil and natural gas prices utilized in the purchase price allocation at the formation of Compass and the prices used in the ceiling test calculation, as well as the acquisition of EXCO Resources, Inc.’s (“EXCO”) remaining 25.5% interest in Compass during the Fiscal 2015 Nine Months. See Note 2, Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information regarding the ceiling test impairments.

Summary of key financial and production data
A summary of key financial and production data for the Fiscal 2016 Quarter and Fiscal 2016 Nine Months, the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months related to the results of operations of Compass is presented below.

	Fiscal Quarter			Fiscal Nine Months
(dollars in millions, except per unit prices)	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Production:
Oil (Mbbls)	63	116	(53)	242	366	(124)
Natural gas liquids (Mbbls)	90	151	(61)	313	455	(142)
Natural gas (Mmcf)	3,215	6,293	(3,078)	11,750	18,811	(7,061)
Total production (Mmcfe) (1)	4,133	7,895	(3,762)	15,080	23,737	(8,657)
Average daily production (Mmcfe)	45	87	(42)	55	87	(32)
Revenues before derivative financial instrument activities:
Oil	$2.6	$6.1	$(3.5)	$8.9	$19.7	$(10.8)
Natural gas liquids	1.6	2.7	(1.1)	5.2	10.3	(5.1)
Natural gas	5.5	15.5	(10.0)	21.9	54.6	(32.7)
Total revenues	$9.7	$24.3	$(14.5)	$36.0	$84.6	$(48.6)
Oil and natural gas derivative financial instruments:
(Loss) gain on derivative financial instruments	$(2.2)	$(2.7)	$0.5	$0.3	$21.3	$(21.0)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$40.98	$52.17	$(11.19)	$36.71	$53.92	$(17.21)
Natural gas liquids (per Bbl)	17.92	17.60	0.32	16.67	22.55	(5.88)
Natural gas (per Mcf)	1.72	2.47	(0.75)	1.87	2.90	(1.03)
Natural gas equivalent (per Mcfe)	2.35	3.07	(0.72)	2.39	3.56	(1.17)
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$1.54	$1.87	$(0.33)	$1.53	$1.79	$(0.26)
Production and ad valorem taxes	0.51	0.45	0.06	0.48	0.45	0.03
Gathering and transportation	0.15	0.57	(0.42)	0.33	0.54	(0.21)
Depletion	0.57	1.17	(0.60)	0.73	1.43	(0.70)
Depreciation and amortization	0.18	0.10	0.08	0.15	0.08	0.07
General and administrative	0.36	0.29	0.07	0.39	0.49	(0.10)
Interest expense	0.94	0.65	0.29	0.80	0.59	0.21

(1)	Mmcfe is calculated by converting one barrel of oil or natural gas liquids into six Mcf of natural gas.

Asset Management Segment
Presented below is a table that summarizes the results of operations of our Asset Management segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Asset Management segment revenues	$1.2	$7.2	$(6.0)	$8.8	$20.3	$(11.5)

Selling, acquisition, operating and general expenses	3.8	11.8	(8.0)	14.6	30.8	(16.2)
Impairments and bad debt expense	(0.9)	9.6	(10.5)	14.2	72.2	(58.0)
Asset Management segment operating costs and expenses	2.9	21.4	(18.5)	28.8	103.0	(74.2)
Operating loss - Asset Management segment	$(1.7)	$(14.2)	$12.5	$(20.0)	$(82.7)	$62.7
Asset Management segment revenues. Revenues for the Fiscal 2016 Quarter decreased $6.0 million to $1.2 million compared to $7.2 million in the Fiscal 2015 Quarter. Revenues for the Fiscal 2016 Nine Months decreased $11.5 million to $8.8 million compared to $20.3 million in the Fiscal 2015 Nine Months. The decreases were primarily driven by lower revenue generated by Salus as a result of the continued run-off of the remaining outstanding amount of Salus loans primarily attributable to paydowns on existing loans and a lack of new loan originations by Salus.

Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses for the Fiscal 2016 Quarter decreased $8.0 million to $3.8 million from $11.8 million in the Fiscal 2015 Quarter and decreased $16.2 million to $14.6 million from $30.8 million in the Fiscal 2016 Nine Months. The decreases in Selling, acquisition, operating and general expenses reflect the continued run-off of the Salus portfolio, coupled with the effect of the wind-down of the operations of certain subsidiaries in the Asset Management segment.
Impairments and bad debt expense. Impairments and bad debt expense for the Fiscal 2016 Quarter decreased $10.5 million to a benefit of $0.9 million from $9.6 million in the Fiscal 2015 Quarter. The decrease was primarily due to the reversal of bad debt expenses associated with higher than expected recovery rate from the partial repayment on the loan to RadioShack of $16.7 million, partially offset by goodwill impairment of $10.7 million at CorAmerica.
Impairment and bad debt expense for the Fiscal 2016 Nine Months decreased $58.0 million to $14.2 million from $72.2 million for the Fiscal 2015 Nine Months driven by the impairment of a loan to RadioShack that was recorded in the Fiscal 2015 Nine Months, as well as the factors described in the quarterly variance above.

Corporate and Other Segment
Presented below is a table that summarizes the results of operations of our Corporate and Other segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Net consumer and other product sales	$—	$2.2	$(2.2)	$—	$42.7	$(42.7)
Cost of consumer products and other goods sold	—	1.8	(1.8)	—	30.9	(30.9)
Corporate and Other gross profit	—	0.4	(0.4)	—	11.8	(11.8)
Selling, acquisition, operating and general expenses	17.0	41.5	(24.5)	39.8	141.0	(101.2)
Impairments of goodwill and intangibles	—	—	—	—	60.2	(60.2)
Operating loss - Corporate and Other segment	$(17.0)	$(41.1)	$24.1	$(39.8)	$(189.4)	$149.6
Net consumer and other product sales. Net consumer and other product sales for the Fiscal 2015 Quarter and Fiscal 2015 Nine Months represents sales from FOH. FOH was deconsolidated in the third quarter of fiscal 2015 following FOHG’s declaration of bankruptcy in April 2015.
Cost of consumer products and other goods sold / Corporate and Other gross profit. Corporate and Other gross profit for the Fiscal 2015 Quarter and Fiscal 2015 Nine Months represents FOH sales less cost of consumer products and other goods sold for the Fiscal 2015 Nine Months.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses decreased $24.5 million to $17.0 million for the Fiscal 2016 Quarter from $41.5 million for the Fiscal 2015 Quarter. The $24.5 million decrease in corporate expenses for the Fiscal 2016 Quarter when compared to the Fiscal 2015 Quarter was primarily due to $21.4 million of selling, operating and general expenses associated with FOH during the Fiscal 2015 Quarter, as well as lower bonus and stock based compensation expenses for the Fiscal 2016 Quarter when compared to the Fiscal 2015 Quarter.
Selling, acquisition, operating and general expenses decreased $101.2 million to $39.8 million for the Fiscal 2016 Nine Months from $141.0 million for the Fiscal 2015 Nine Months. The $101.2 million decrease in corporate expenses for the Fiscal 2016 Nine Months when compared to the Fiscal 2015 Nine Months was primarily due to $39.8 million of selling, operating and general expenses associated with FOH during the Fiscal 2015 Nine Months; $33.2 million of severance costs associated with the departure of the Company’s former Chief Executive Officer (“CEO”); as well as lower bonus and stock based compensation, acquisition and integration costs, and legal expenses for the Fiscal 2016 Nine Months when compared to the Fiscal 2015 Nine Months.
Impairments of goodwill and intangibles. Impairments of goodwill and intangibles of $60.2 million were recognized in the Fiscal 2015 Nine Months. The impairments were due to a change in view of the strategic direction of FOH following the departure of the Company’s former CEO during the first fiscal quarter of 2015, which triggered goodwill and intangibles impairment tests. The tests resulted in total impairments of $60.2 million to goodwill and intangible assets.

Non-GAAP Measures
We believe that certain financial measures that are not prescribed by generally accepted accounting principles (“GAAP”) may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP financial measure used in our Consumer Products and Energy segments and one of the measures used for determining Spectrum Brands’ and Compass’ debt covenant compliance.
EBITDA represents net income adjusted to exclude interest expense, income tax expense and depreciation, depletion and amortization. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period and other non-recurring operating items, such as accretion of discount on asset retirement obligations; non-cash changes in the fair value of derivatives; gains or losses on disposal of assets; gains or losses on remeasurement of investments to fair value; cash settlements on derivative financial instruments; restructuring and related costs, which consist of project costs associated with restructuring initiatives; acquisition and integration related costs that consist of transaction costs from acquisition transactions during the period or subsequent integration related project costs directly associated with the acquired business; non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition; non-cash asset impairments or write-offs realized; and stock-based compensation as it is a non-cash based compensation cost. Adjusted EBITDA is a metric used by management and we believe this non-GAAP measure provides useful information to investors because it reflects ongoing operating performance and trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Further, Adjusted EBITDA is a useful measure of a company’s ability to service debt. Computations of EBITDA and Adjusted EBITDA may differ from computations of similarly titled measures of other companies due to differences in the inclusion or exclusion of items in our computations as compared to those of others.
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
Our Consumer Products segment results contain financial information regarding organic net sales, which we define as net sales excluding the effect of changes in foreign currency exchange rates and impact from acquisitions. We believe this non-GAAP measure provides useful information to investors because it reflects operating performance from our Consumer Products segment’s activities without the effect of changes in currency exchange rate and/or acquisitions. The Consumer Products segment uses organic net sales as one measure to monitor and evaluate their regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period.

Adjusted EBITDA — Consumer Products
The table below shows the adjustments made to the reported net income of the Consumer Products segment to calculate its Adjusted EBITDA (in millions):

	Fiscal Quarter			Fiscal Nine Months
Reconciliation to reported net income:	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Reported net income - Consumer Products segment	$102.2	$44.9	$57.3	$268.6	$122.8	$145.8
Interest expense	59.9	112.9	(53.0)	175.8	206.5	(30.7)
Income tax expense (benefit)	42.5	(23.8)	66.3	46.9	4.8	42.1
Depreciation of properties	21.8	21.6	0.2	66.2	58.7	7.5
Amortization of intangibles	23.5	22.3	1.2	70.5	64.0	6.5
EBITDA - Consumer Products segment	249.9	177.9	72.0	628.0	456.8	171.2
Stock-based compensation	15.8	16.9	(1.1)	47.4	36.3	11.1
Restructuring and related charges	5.4	10.5	(5.1)	8.2	22.3	(14.1)
Acquisition and integration related charges	8.0	24.2	(16.2)	31.2	44.2	(13.0)
Purchase accounting inventory adjustment	—	4.7	(4.7)	—	7.7	(7.7)
Other	0.1	2.1	(2.0)	1.1	3.9	(2.8)
Adjusted EBITDA - Consumer Products segment	$279.2	$236.3	$42.9	$715.9	$571.2	$144.7
Our Consumer Products segment’s Adjusted EBITDA increased $42.9 million to $279.2 million in the Fiscal 2016 Quarter as compared to $236.3 million in the Fiscal 2015 Quarter, primarily driven by a (i) $35.0 million increase attributable to AAG’s operations, acquired in the Fiscal 2015 third quarter and (ii) $4.6 million increase in Adjusted EBITDA in the home and garden control products line due to higher sales, improved product mix, and cost improvements. Adjusted EBITDA margin represented 20.5% of sales as compared to 18.9% in the Fiscal 2015 Quarter.
Our Consumer Products segment’s Adjusted EBITDA increased $144.7 million to $715.9 million in the Fiscal 2016 Nine Months as compared to $571.2 million in the Fiscal 2015 Nine Months primarily driven by (i) $102.8 million attributable to AAG’s operations; (ii) the improved profitability in the home and garden control products and hardware and home improvement products lines due to the factors discussed above that accounted for $18.3 million of the increase in Adjusted EBIDTA; and (iii) an increase of $15.9 million in the global pet supplies products line primarily driven by the acquisition of Salix and European IAMS and Eukanuba. Adjusted EBITDA margin represented 18.9% of sales as compared to 16.9% in the Fiscal 2015 Nine Months.
Organic Net Sales — Consumer Products
See Consumer Products Segment in the respective section above for discussion on the changes in organic net sales. Below is a reconciliation of reported net sales to organic net sales, by product line for the Fiscal 2016 Quarter and Fiscal 2016 Nine Months compared to net sales for the Fiscal 2015 Quarter and Fiscal 2015 Nine Months, respectively:

Three months ended June 30, 2016	Net Sales	Effect of changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales June 30, 2015	$ Variance	% Variance
Hardware and home improvement products	$328.6	$3.3	$331.9	$—	$331.9	$313.5	$18.4	5.9%
Home and garden control products	212.0	—	212.0	—	212.0	202.3	9.7	4.8%
Global pet supplies	207.1	(0.7)	206.4	—	206.4	208.4	(2.0)	(1.0)%
Consumer batteries	187.2	3.9	191.1	—	191.1	178.3	12.8	7.2%
Global auto care	159.8	0.4	160.2	(84.1)	76.1	64.4	11.7	18.2%
Small appliances	151.1	5.8	156.9	—	156.9	161.3	(4.4)	(2.7)%
Personal care products	115.8	3.1	118.9	—	118.9	119.3	(0.4)	(0.3)%
Total	$1,361.6	$15.8	$1,377.4	$(84.1)	$1,293.3	$1,247.5	$45.8	3.7%

Nine months ended June 30, 2016	Net Sales	Effect of changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales June 30, 2015	Variance	% Variance
Hardware and home improvement products	$912.9	$13.4	$926.3	$—	$926.3	$874.1	$52.2	6.0%
Home and garden control products	414.7	—	414.7	—	414.7	365.7	49.0	13.4%
Global pet supplies	619.0	5.7	624.7	(74.5)	550.2	538.8	11.4	2.1%
Consumer batteries	618.0	38.2	656.2	—	656.2	600.3	55.9	9.3%
Global auto care	353.1	0.3	353.4	(277.3)	76.1	64.4	11.7	18.2%
Small appliances	479.3	27.2	506.5	—	506.5	536.7	(30.2)	(5.6)%
Personal care products	393.0	24.4	417.4	—	417.4	402.3	15.1	3.8%
Total	$3,790.0	$109.2	$3,899.2	$(351.8)	$3,547.4	$3,382.3	$165.1	4.9%
Adjusted EBITDA — Energy
The table below shows the adjustments made to the reported net loss of the Energy segment to calculate its Adjusted EBITDA - Energy (in millions):

	Fiscal Quarter			Fiscal Nine Months
Reconciliation to reported net loss	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Reported net loss - Energy Segment	$(28.2)	$(121.9)	$93.7	$(19.7)	$(321.9)	$302.2
Interest expense	3.9	5.2	(1.3)	12.1	14.1	(2.0)
Depreciation, amortization and depletion	3.1	9.7	(6.6)	13.2	35.7	(22.5)
EBITDA - Energy segment	(21.2)	(107.0)	85.8	5.6	(272.1)	277.7
Accretion of discount on asset retirement obligations	0.4	0.8	(0.4)	1.4	2.1	(0.7)
Impairments and bad debt expense	17.6	102.8	(85.2)	93.2	439.4	(346.2)
Gain on sale of oil and gas properties	—	—	—	(105.6)	—	(105.6)
Gain on remeasurement of investment to fair value	—	—	—	—	(141.2)	141.2
Non-recurring other operating items	1.2	0.3	0.9	2.7	2.6	0.1
Loss (gain) on derivative financial instruments	2.2	2.7	(0.5)	(0.3)	(21.3)	21.0
Cash settlements on derivative financial instruments	0.5	6.2	(5.7)	9.5	14.1	(4.6)
Stock based compensation expense	—	—	—	—	0.6	(0.6)
Adjusted EBITDA - Energy segment	$0.7	$5.8	$(5.1)	$6.5	$24.2	$(17.7)
The Adjusted EBITDA-Energy for the Fiscal 2016 Quarter was $0.7 million, a decrease of $5.1 million from the Fiscal 2015 Quarter. The Adjusted EBITDA-Energy for the Fiscal 2016 Nine Months was $6.5 million, a decrease of $17.7 million from the Fiscal 2015 Nine Months. The decreases were primarily attributable to the decline in average sales price for oil and natural gas during the Fiscal 2016 Quarter coupled with natural production declines.

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
During the Fiscal 2016 Nine Months, we received cash dividends of $47.0 million from our subsidiaries, including $37.3 million, $9.3 million and $0.4 million from Spectrum Brands, FGL and CorAmerica, respectively. During Fiscal 2016, we expect to receive approximately $63.1 million of dividends from our subsidiaries’ distributable earnings (inclusive of the $47.0 million already received during the Fiscal 2016 Nine Months).
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
HRG’s liquidity may also be impacted by the capital needs of HRG’s current and future subsidiaries and the ability of our subsidiaries to remain in compliance with the covenants governing their indebtedness. Such entities may require additional capital to acquire other business, maintain or grow their businesses, make payments on, or remain in compliance with the covenants governing their indebtedness, and/or make upstream cash distributions to HRG. For example, and as discussed further before, if the Compass Sale is not completed, Compass may require additional capital if current period earnings and cash on hand at Compass are not sufficient to reduce debt levels and remain compliant with applicable covenant in Compass’ financing agreement, including any debt reduction required by Compass’ lenders in connection with Compass’ periodic credit facility borrowing base redetermination. As another example, Front Street, has required, and may in the future require, additional capital in order to operate its business, engage in reinsurance transactions, and/or to meet regulatory or other applicable capital requirements. Similarly, Salus, has required, and may in the future require, additional capital in order to operate its business and execute on its strategy to collect its existing loans and not underwrite any additional loans.
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund investments in operating businesses or assets. At June 30, 2016, HRG’s corporate cash, cash equivalents and investments were $210.3 million.
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
As discussed in Note 9, Debt, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements, during the Fiscal 2016 Nine Months, Compass entered into a number of amendments to the terms of the Compass Credit Agreement. Under the amended Compass Credit Agreement, HRG’s wholly-owned subsidiary, HGI Funding, provides a guarantee (the “Guarantee”) of a limited portion of Compass’ debt thereunder, up to a maximum of $40.0 million. The Guarantee is secured by a pledge of assets held in an account controlled by the administrative agent under the Compass Credit Agreement. The pledged assets are chosen by the Company and may consist of a combination of cash and marketable securities with a determined value equal to the maximum secured amount then applicable. In measuring the determined value of the pledged assets, cash is valued at 100.0% and marketable securities are valued at 50% of fair market value of such marketable securities (measured as the 20 day average close price of such marketable securities). The expiration date of the Guarantee occurs on the first day, on or following the December 2016 borrowing base redetermination, on which no borrowing base deficiency exists.

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due during the remainder of fiscal year 2016 through a combination of cash on hand ($117.0 million at June 30, 2016), cash flows from operations and $276.9 million available borrowings under the asset based lending revolving credit facility (the “Revolver Facility”). Spectrum Brands expects its capital expenditures for fiscal year 2016 will be approximately $100.0 million to $110.0 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under Spectrum Brands’ debt agreements, including the Revolver Facility, will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.
From time to time we or Spectrum Brands may purchase outstanding securities of Spectrum Brands or its subsidiaries, in the open market or otherwise.

Front Street
Funds withheld receivables
Front Street Cayman has entered into various reinsurance agreements on a funds withheld basis, meaning that funds are withheld by the ceding company, from the coinsurance premium owed to Front Street Cayman as collateral for Front Street Cayman’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership for the ceding company. Front Street Cayman’s investment portfolio underlying the funds withheld assets includes fixed maturities and short-term investments that are recorded at fair value and other invested assets. The carrying values of the investments underlying the funds withheld receivables at June 30, 2016 and September 30, 2015 were as follows (in millions):

	June 30, 2016		September 30, 2015
Asset Class	Fair Value	Percent	Fair Value	Percent
Corporates	$1,050.2	69.1%	$1,083.0	66.1%
Asset/Mortgage-backed securities	327.7	21.5%	395.1	24.1%
Municipals	66.7	4.4%	100.9	6.2%
Government bonds	39.8	2.6%	8.4	0.5%
Preferred stock	24.4	1.6%	39.3	2.4%
Agency bonds	11.6	0.8%	11.4	0.7%
Total fixed maturity securities	1,520.4	100.0%	1,638.1	100.0%
Accrued interest	17.0		20.5
Net cash receivables (payables)	105.7		41.1
Policy loans and other	17.9		10.4
Total investments	$1,661.0		$1,710.1
The decrease in the fair value of the funds withheld receivables at June 30, 2016 compared to September 30, 2015 was primarily related to the recapture notice of a reinsurance agreement effective October 1, 2015, between third parties, coupled with timing of trade settlements.

The table below summarizes Front Street’s funds withheld receivables rated by established nationally recognized statistical rating organizations in percentage terms at June 30, 2016 and September 30, 2015 (by credit rating, in millions):

	June 30, 2016		September 30, 2015
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$87.6	5.7%	$113.8	6.9%
AA	176.0	11.6%	176.4	10.8%
A	250.4	16.5%	267.5	16.3%
BBB	520.5	34.2%	563.7	34.4%
BB	205.0	13.5%	202.3	12.4%
B and below	266.3	17.5%	295.2	18.0%
Not rated	14.6	1.0%	19.2	1.2%
Total	$1,520.4	100.0%	$1,638.1	100.0%
Salus
Asset-based loans
The Company’s portfolio of asset-based loans receivable, originated by Salus and its co-lender Front Street, are included in “Investments” in the Condensed Consolidated Balance Sheets as of June 30, 2016 and September 30, 2015. See Note 5, Investments, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for the composition of the asset-based loans portfolio by industry sector, as well as discussion and information regarding the credit quality indicators.

HGI Energy and Compass
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
As of June 30, 2016, $125.0 million was drawn under the Compass Credit Agreement. The Compass Credit Agreement matures on February 14, 2018. The borrowing base under the Compass Credit Agreement is redetermined semi-annually, with Compass and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. If redeterminations in future periods result in significant reductions of the borrowing base, this would adversely impact Compass’ liquidity and Compass may have to seek alternative sources of capital which may not be available on favorable terms, or at all, in which case such event could constitute an event of default under the Compass Credit Agreement. In addition, the terms of Compass’ indebtedness and recent declines in oil and gas prices may continue to adversely affect Compass’ cash flow, may further limit Compass’ business operations, may prevent Compass from remaining in compliance with the covenants in its credit facility agreement, and/or further limit Compass’ ability to pay distributions to us. If the Compass Sale is not completed, Compass may also require additional equity infusions or other support in the near or long term future. In November 2015, HGI Funding provided a limited guaranty with respect to a portion of Compass’ indebtedness. HGI Funding’s limited guaranty may not be sufficient credit support for the operations of Compass, to maintain Compass’ compliance with the covenants in its credit facility agreement and/or HGI Funding may decide to withdraw (to the extent it may do so under the guaranty documents) or not to provide any other forms of credit support to Compass in the future.
See Note 9, Debt to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements, for a description of the amendments and consents that Compass received from its lenders under the Compass Credit Agreement with the latest amendment dated May 20, 2016. As noted above, HRG’s and Compass’ liquidity may also be impacted by Compass’ capital needs and the ability of Compass to remain in compliance with the covenants governing its indebtedness. See the risk factor contained in Part II, Item 1A of the previous quarterly report on Form 10-Q entitled “The substantial declines in oil and natural gas prices have adversely affected Compass’ business, financial condition, cash flow, liquidity and results of operations, resulting in issues that may impair Compass’ ability to continue as a going concern in the future.”
In addition to the borrowings under the Compass Credit Agreement, HGI Energy has indebtedness of an aggregate of $100.0 million under notes issued by HGI Energy to FGL and Front Street, which are subsidiaries of HRG (the “Affiliate Notes”). HGI Energy’s only material asset is the equity interests it holds in Compass. Thus, HGI Energy’s ability to service the Affiliate Notes is dependent on the ability of Compass to generate sufficient net income and cash flows to make upstream cash distributions to HGI Energy. As discussed further herein, Compass has no obligation, and at this time no ability, to make any funds available to HGI Energy. In the past, HRG has voluntarily elected to contribute the capital to HGI Energy for it to pay the interest on the Affiliate Notes. During the Fiscal 2016 Nine Months, HRG funded $9.0 million of interest payments on the Affiliate Notes. As of the date of this report, HGI Energy was in compliance with covenants under the Affiliate Notes. Such covenants include limitations to restricted payments, including dividends to the holding company, incurrence of indebtedness and issuance of preferred stock, asset sales, transactions with affiliates, creation of liens, organizational existence, limits on mergers and consolidation and limits on sale and leaseback transactions. See Note 1, Description of Business to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements regarding the treatment of the Affiliate Notes following the closing of the Compass Sale.
The following table presents Compass’ liquidity and financial position as of June 30, 2016 (in millions):

June 30, 2016
Borrowings under the Compass Credit Agreement	$125.0
Less: Cash	5.4
Net debt	$119.6
Borrowing base (1)	$135.0
Unused borrowing base (2)	9.0
Unused borrowing base plus cash (2)	14.4
(1) Based on the November semi-annual borrowing base redetermination, at June 30, 2016, the borrowing base under the Compass Credit Agreement was adjusted by the lender group to $135.0 million.
(2) Net of $1.0 million in letters of credit for Compass as of June 30, 2016.
Capital Expenditures
Compass’ primary sources of capital resources and liquidity are cash flows from operations and borrowing capacity under the Compass Credit Agreement. The Fiscal 2016 Nine Months capital expenditures for Compass were $3.4 million, which primarily consisted of recompletion activities in the Permian and North Louisiana properties.
The following table presents Compass’ capital expenditures for the Fiscal 2016 Nine Months and fiscal year 2016 (in millions):

	Fiscal Nine Months	July-September Forecast	Fiscal Year
	2016	2016	2016
Capital expenditures:
Development capital	$2.7	$0.7	$3.4
Corporate and other	0.7	0.2	0.9
Total	$3.4	$0.9	$4.3
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
The impacts of realized and unrealized changes in the fair value of derivative financial instruments resulted in a net loss of $2.2 million for the Fiscal 2016 Quarter and a net gain of $0.3 million for the Fiscal 2016 Nine Months and a net loss of $2.7 million for the Fiscal 2015 Quarter and a net gain of $21.3 million for the Fiscal 2015 Nine Months, primarily as a result of decreased natural gas and crude oil prices. Based on the nature of Compass’ derivative financial instruments, increases in the related commodity price typically result in a decrease to the value of Compass’ derivative financial instruments. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
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
Compass’ total cash settlements for the Fiscal 2016 Quarter were $0.5 million, or $0.13 per Mcfe, compared to $6.2 million, or $0.79 per Mcfe for the Fiscal 2015 Quarter. Compass’ total cash settlements for the Fiscal 2016 Nine Months were $9.5 million, or $0.63 per Mcfe, compared to $14.1 million, or $0.59 per Mcfe for the Fiscal 2015 Nine Months. As noted above, the significant fluctuations between settlements on Compass’ derivative financial instruments demonstrate the volatility in commodity prices.
The following table presents Compass’ natural gas equivalent prices, before and after the impact of the cash settlements (payments) of its derivative financial instruments:

	Fiscal Quarter		Fiscal Nine Months
Average realized pricing:	2016	2015	2016	2015
Natural gas equivalent, per Mcfe	$2.35	$3.07	$2.39	$3.56
Cash settlements on derivative financial instruments, per Mcfe	0.13	0.79	0.63	0.59
Net price per Mcfe, including derivative financial instruments	$2.48	$3.86	$3.02	$4.15
Compass’ derivative financial instruments are comprised of swap and three-way collar contracts. Swap contracts allow it to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. Collar contracts allows Compass to receive a market price if the market price settles within the call/put spread portion of the contract, to receive the put price if the market settles below the purchased put or a market price plus the difference between the purchased and sold puts, should the settlement price be below the sold put threshold. See Note 6, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for the volumes and prices of Compass’ derivative financial instruments in place as of June 30, 2016.

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those continuing activities between the fiscal periods (in millions):

	Fiscal Nine Months
Cash provided by (used in) continuing activities:	2016	2015	Increase / (Decrease)
Operating activities	$98.9	$(270.1)	$369.0
Investing activities	313.1	(1,045.2)	1,358.3
Financing activities	(618.0)	1,225.0	(1,843.0)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(13.0)	11.3
Net change in cash and cash equivalents in continuing operations	$(207.7)	$(103.3)	$(104.4)
Operating Activities
Cash provided by operating activities totaled $98.9 million for the Fiscal 2016 Nine Months as compared to cash used of $270.1 million for the Fiscal 2015 Nine Months. The $369.0 million increase in cash provided was the result of (i) a $276.6 million increase in cash provided by the Consumer Products segment; and (ii) a $46.2 million decrease in cash used by the Insurance segment (which also reflects an increase in cash used for net withdrawals from contractholder accounts related to the cession between Front Street and FGL, which is reflected in operating cash for the Insurance segment), offset by (i) $27.9 million increase in cash used by the Energy segment; (ii) a $8.2 million increase in cash used by the Asset Management segment; and (iii) $6.8 million increase in cash used by the Corporate and Other segment.
The $276.6 million increase in cash provided by operating activities in the Consumer Products segment was primarily due to the (i) cash generated from higher Adjusted EBITDA of $144.7 million; (ii) a $85.0 million decrease in the use of cash for working capital driven by lower inventory and receivables; (iii) a decrease in cash paid for interest of $49.5 million, (iv) a decrease in cash paid for income taxes of $9.3 million; and (v) a decrease in cash paid for restructuring and related charges of $5.2 million; offset by an increase in cash paid for acquisition and integration costs of $16.6 million.
The $27.9 million increase in cash used by the Energy segment was primarily due to lower cash earnings as a result of the decline in the average sales price for oil, natural gas and natural gas liquids during the Fiscal 2016 Nine Months.
The $8.2 million increase in cash used by the Asset Management segment was primarily due to the use of cash for working capital driven by lower accounts payable and other liabilities.
The $6.8 million increase in cash used by the Corporate and Other segment was primarily due to cash receipts of $61.6 million in the Fiscal 2015 Nine Months from OMGUK for the settlement of a purchase price adjustment in connection with HRG’s acquisition of FGL’s subsidiaries, coupled with higher interest payments due to higher debt levels during the Fiscal 2016 Nine Months, partially offset by severance costs associated with the departure of the Company’s former CEO during the Fiscal 2015 Nine Months, as well as lower acquisition and integration costs, and legal expenses for the Fiscal 2016 Nine Months when compared to the Fiscal 2015 Nine Months.
Investing Activities
Cash provided by investing activities was $313.1 million for the Fiscal 2016 Nine Months and was primarily related to (i) net repayment of asset-based loans of $175.6 million; (ii) $153.4 million proceeds from the Compass Asset Sale; and (iii) $49.1 million of cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments. Partially offsetting these inflows were capital expenditures of $64.0 million.
Cash used in investing activities was $1,045.2 million for the Fiscal 2015 Nine Months and was primarily related to (i) $1,322.1 million of cash used in the acquisition of the approximately 25.5% interest in Compass, Spectrum Brands’ acquisitions of European IAMS and Eukanuba and Tell Manufacturing, Inc. and Front Street’s acquisition of Ability Reinsurance (Bermuda) Limited; and (ii) capital expenditures of $65.8 million. Partially offsetting these outflows was (i) $241.4 million of cash provided from the net repayment of asset-based loans; (ii) $81.0 million of cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments; and (iii) $19.2 million of cash provided from the sale of certain oil and natural gas properties in Northern Louisiana.
Financing Activities
Cash used in financing activities was $618.0 million for the Fiscal 2016 Nine Months and was primarily related to (i) debt repayment by Spectrum Brands of $270.2 million, inclusive of discretionary payments on term loans of $250.7 million; (ii) repayment of $202.0 million of the Compass Credit Agreement; (iii) debt repayment at Salus of $137.6 million; (iv) cash used for payment of contractholder account withdrawals, net of account deposits of $104.5 million; (v) purchases of Spectrum Brands stock of $50.1 million; (vi) share-based award tax withholding payments of $28.0 million; and (vii) dividend paid by Spectrum Brands to noncontrolling interests of $27.9 million, partially offset by borrowing under the Spectrum Brands’ Revolver Facility of $198.5 million.
Cash provided by financing activities was $1,225.0 million for the Fiscal 2015 Nine Months and was primarily provided from (i) proceeds from issuance of debt, net of financing costs of $3,646.0 million; (ii) $281.1 million from the issuance of Spectrum Brands’ stock in relation to the funding of the AAG acquisition, net of issuance costs and $281.8 million of the issuance taken up by the Company; and (iii) $47.5 million from borrowing under Spectrum Brands’ ABL revolving credit facility. Partially offsetting these cash inflows was cash used for (i) repayment of debt of $2,641.6 million; (ii) purchases of Spectrum Brands stock of $36.8 million; (iii) cash used for the payment of contractholder account withdrawals net of contractholder account deposits of $26.4 million; (iv) dividend paid by Spectrum Brands to noncontrolling interests of $22.5 million; (v) HRG’s common stock repurchases of $22.2 million; and (vi) share-based award tax withholding payments of $20.3 million.

Debt Financing Activities
At June 30, 2016, HRG and its subsidiaries were in compliance with their respective covenants under their senior credit agreements and senior indentures. See Note 9, Debt, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information regarding the Company and its subsidiaries’ debt activities during the Fiscal 2016 Nine Months.

Equity Financing Activities
During the Fiscal 2016 Nine Months, we granted shares and restricted stock awards representing approximately 99 thousand shares to our employees, our directors, and our consultants. All vesting dates of grants made to our employees are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause or resigns for good reason. The total market value of the restricted shares on the date of grant was approximately $1.4 million, a portion of which represented unearned restricted stock-based compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

Contractual Obligations
At June 30, 2016, there have been no material changes to the contractual obligations as set forth in our Form 10-K, except as discussed in Note 9, Debt, to our Condensed Consolidated Financial Statements. Refer to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.

Off-Balance Sheet Arrangements
Throughout our history, we have entered into indemnifications in the ordinary course of business with our customers, suppliers, service providers, business partners and in connection with the purchase and sale of assets, securities and businesses. Additionally, we have indemnified our directors and officers who are, or were, serving at our request in such capacities. Although the specific terms or number of such arrangements is not precisely quantifiable, we do not believe that future costs associated with such arrangements will have a material impact on our financial position, results of operations or cash flows. At June 30, 2016, there have been no material changes to the off-balance sheet arrangements as set forth in our Form 10-K.

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
Leases (Topic 842)
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the lease requirements in ASC 840, Leases. ASU 2016-02 requires lessees to recognize lease assets and liabilities on the balance sheet, as well as disclosing key information about leasing arrangements. Although the new ASU 2016-02 requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. ASU 2016-02 can be applied using a modified retrospective approach, with a number of optional practical expedients relating to the identification and classification of leases that commenced before the effective date, along with the ability to use hindsight in the evaluation of lease decisions, that entities may elect to apply. ASU 2016-02 is effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As a result, the ASU 2016-02 will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2020, with early adoption applicable. The Company is in the process of evaluating the impact of this update on its financial condition, results of operations or liquidity.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for the Company in the first quarter of fiscal year 2020. The Company is in the process of evaluating the impact of this update on its financial condition, results of operations or liquidity.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk Factors
There has been no material changes in the Company’s market risk during the nine months ended June 30, 2016. The announcement of the Referendum of the United Kingdom’s (“UK”) Membership of the European Union (“EU”) on June 23, 2016 (referred to as “Brexit”), advising for the exit of the UK from the EU, adversely impacted global markets and foreign currencies. In particular, the value of the Pound Sterling has sharply declined as compared to the U.S. Dollar and other currencies. The market changes in foreign currency as a result of the Brexit vote did not have a material impact on our foreign currency risk for the period and no changes were made to our ongoing hedging strategies used to manage such risk. For additional information, refer to Note 3, Risks and Uncertainties, Note 6, Derivative Financial Instruments, Note 7, Fair Value of Financial Instruments and Note 9, Debt to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements and to Part II, Item 7A of our Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including our Principal Executive Officer and Principal Financial Officer, have concluded that, as of June 30, 2016, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
Unless otherwise indicated in this report (this “10-Q”) or the context requires otherwise, in this 10-Q, references to the “Company,” “HRG,” “we,” “us” or “our” refer to HRG Group, Inc. (formerly, Harbinger Group Inc.) and, where applicable, its consolidated subsidiaries; “Asset Managers” refers collectively to the business conducted by CorAmerica and Salus (each referred to individually as an “Asset Manager”);“Compass” refers to Compass Production GP, LLC (“Compass GP”) and Compass Production Partners, LP (“Compass Limited Partnership”) and, where applicable, their subsidiaries;“CorAmerica” refers to CorAmerica Capital, LLC and, where applicable, its consolidated subsidiaries; “FGH” refers to Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.) and, where applicable, its consolidated subsidiaries; “FGL” refers to Fidelity & Guaranty Life and, where applicable, its consolidated subsidiaries; “Fiscal 2015” refers to the fiscal year ended September 30, 2015; “Fiscal 2016” refers to the fiscal year ended September 30, 2016; “Front Street” refers to Front Street Re (Delaware) Ltd. and, where applicable, its consolidated subsidiaries; “Front Street Cayman” refers to Front Street Re Cayman Ltd. and, where applicable, its consolidated subsidiaries; “HAMCO” refers to HGI Asset Management Holdings, LLC (which holds our interest in CorAmerica and Salus) and, where applicable, its consolidated subsidiaries; “HGI Energy” refers to HGI Energy Holdings, LLC (which holds our interests in Compass) and, where applicable, its consolidated subsidiaries; “HGI Funding” refers to HGI Funding, LLC and, where applicable, its consolidated subsidiaries;“Salus” refers to Salus Capital Partners, LLC and, where applicable, its consolidated subsidiaries; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; and “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries. For a glossary of certain defined terms relating to Compass’ operations, please see Part I, Item 1. “Business - Our Operating Subsidiaries - Compass - Glossary of selected oil and natural gas terms” of our Annual Report on Form 10-K for fiscal year ended September 30, 2015 (the “10-K”).
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

FGL and Front Street
FGL’s and Front Street’s actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	the ability to satisfy the closing conditions, including regulatory approvals, contained in the FGL Merger Agreement;

•	the impact on the stock price, business, financial condition and results of operations if the FGL Merger is not consummated or not consummated timely;

•	the impact of the operating restrictions in the FGL Merger Agreement and their impact on FGL;

•	litigation arising from the FGL Merger;

•	the impact of restrictions in FGL’s debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•	the accuracy of FGL’s and Front Street’s assumptions and estimates;

•	the accuracy of FGL’s and Front Street’s assumptions regarding the fair value and future performance of their investments;

•	FGL and its insurance subsidiaries’ abilities to maintain or improve their financial strength ratings;

•	FGL’s and Front Street’s and their insurance subsidiaries’ potential need for additional capital to maintain their financial strength and credit ratings and meet other requirements and obligations;

•	FGL’s and Front Street’s ability to defend themselves against or respond to, potential litigation (including class action litigation), enforcement investigations or increased regulatory scrutiny;

•	FGL’s and Front Street’s ability to manage their businesses in a highly-regulated industry, which is subject to numerous legal restrictions and regulations;

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

•	the impact of the newly finalized Department of Labor “fiduciary” rule on FGL, its products, distribution and business model;

•	the impact of the anticipated implementation of principle based reserving on FGL’s ability to write certain products, manage risk and deploy capital efficiently;

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

•
the availability of credit or other financings and the impact of equity and credit market volatility or disruption on FGL’s ability to obtain capital and the value and liquidity of FGL’s and Front Street’s investments;

•	changes in the federal income tax laws and regulations which may affect the relative income tax advantages of FGL’s products;

•	increases in FGL’s and Front Street’s valuation allowance against FGL’s and Front Street’s deferred tax assets, and restrictions on FGL’s and Front Street’s ability to fully utilize such assets;

•	the performance of third-parties, including independent distributors, underwriters, actuarial consultants and other service providers;

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

•
general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance which may affect (among other things) FGL’s ability to sell its products and the fair value of FGL’s and Front Street’s investments, which could result in impairments and other than temporary impairments and certain liabilities, and the lapse rate and profitability of policies;

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

•	the inherent uncertainty of estimates of oil and natural gas reserves;

•	the risk that Compass will be unable to identify or complete, or complete on economically attractive terms, suitable disposition and/or acquisition opportunities of oil and gas properties;

•	Compass’ ability to successfully operate in a highly regulated and litigious environment, including exposure to operating hazards and uninsured risks;

•	Compass’ ability to effectively mitigate the impact of commodity price volatility from its cash flows with its hedging strategy;

•	changes in the U.S. federal income tax laws and regulations that may affect the relative income tax advantages of Compass’ products;

•	the impact of future and existing environmental regulations;

•	the effects of climate change and unusual weather activity;

•	the intense competition in the oil and gas industry, including acquiring properties, contracting for drilling equipment and hiring experienced personnel;

•	the unavailability of pipelines or other facilities interconnected to Compass’ gathering and transportation pipelines;

•	the ability to satisfy the applicable closing conditions and close, on a timely basis or at all, the sale of the equity of Compass.
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
When considering an investment in the Company, you should carefully consider the risk factors discussed in our Form 10-K and last quarterly reports on Form 10-Q (together "Form 10-Qs"), as well as the risk factor below. Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations, and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. With the exception of the additions and modifications to previously disclosed risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K and Part II, Item IA, of our Form 10-Qs.
Risks Related to Spectrum Brands
Risk Relating to the Referendum of the United Kingdom’s Membership of the European Union.
The announcement of the Referendum of the United Kingdom’s (“UK”) Membership of the European Union (“EU”) on June 23, 2016 (referred to as “Brexit”), advising for the exit of the UK from the EU, has adversely impacted global markets and foreign currencies. In particular, the value of the Pound Sterling has sharply declined as compared to the US Dollar and other currencies. This volatility in foreign currencies is expected to continue as the UK negotiates and executes its exit from the EU, but it is uncertain over what time period this will occur. A significantly weaker Pound Sterling compared to the US Dollar could have a significant negative effect on Spectrum Brands’ business, financial condition and results of operations. The decrease in value to the Pound Sterling and impacts across global markets and foreign currencies may influence trends in consumer confidence and discretionary spending habits, but given the lack of precedent and uncertainty, it is unclear how the implications will affect Spectrum Brands.
For now, the UK remains a member of the EU and there will not be any immediate change in either EU or UK law as a consequence of the “leave” vote. Negotiations will commence to determine the future terms of the UK relationship with the EU, including the terms of trade between the UK and the EU. The effects of Brexit will depend on any agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit and others, which cannot anticipate at this time, could adversely affect Spectrum Brands’ business, business opportunities, results of operations, financial condition and cash flows.
Risks Related to FGL
Risk Relating to Federal Regulation
In April 2016, the Department of Labor (“DOL”) released its final “fiduciary” rule which could have a material impact on FGL, its products, distribution, and business model. The final rule treats persons who provide investment advice for a fee or other compensation with respect to assets of an employer plan or individual retirement account (“IRA”) as fiduciaries of that plan or IRA. Significantly, the rule expands the definition of fiduciary to apply to persons, including insurance agents, who advise and sell products to IRA owners. As a practical matter, this means commissioned insurance agents selling FGL’s IRA products must qualify for a prohibited transaction exemption which requires the agent and financial institution to meet various conditions including that an annuity sale be in the “best interest” of the client without regard for the agent’s, financial institution’s or other party’s financial or other interests, and that any compensation paid to the agent and financial institution be reasonable. The final rule is effective June 2016 and generally applicable in April 2017. The rule has generated considerable controversy and is the subject of industry efforts to block implementation both in Congress and through court actions. The success or failure of these efforts cannot be predicted. Assuming the rule is not blocked, the precise impact of the rule on the financial services industry more generally, and the impact on FGL and its business in particular, is difficult to assess because the rule is new and still being studied. While FGL continues to analyze the regulation, FGL believes it could have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. A significant portion of FGL’s annuity sales are to IRAs. Compliance with the prohibited transaction exemptions would likely require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could adversely impact FGL’s business, results of operations and/or financial condition.
Risks Related to Compass
The sale of Compass is subject to various closing conditions, including regulatory approvals
On July 1, 2016, the Company, through HGI Energy, entered into an agreement to sell its equity interests in Compass to a third party (the “Compass Sale”). The closing of the Compass Sale is subject to the satisfaction of customary closing conditions, some of which are outside of our control. We cannot predict with certainty whether all of the required closing conditions will be satisfied or waived or if other uncertainties may arise. The Compass Sale could be prevented or delayed if the closing conditions are not satisfied or waived or if other uncertainties arise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the fiscal quarter ended June 30, 2016, HRG did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. On May 29, 2014, the HRG’s board of directors authorized a program to purchase up to $100.0 million of HRG’s shares of common stock. During the fiscal quarter ended June 30, 2016 we did not repurchase any of our common stock. At June 30, 2016, there were $12.3 million of shares that may yet be repurchased under the plans of the program authorized by HRG’s board of directors.

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

HRG GROUP, INC. (Registrant)

Dated:	August 9, 2016	By:	/s/ George C. Nicholson
Senior Vice President, Chief Accounting Officer and Acting Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)