Form 10-K
period 2016-09-30
HRG GROUP, INC.
filed 2016-11-23
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    or    No  ☐.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    or    No  ☒.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2016, was approximately $1,498.0 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers and other affiliates of the registrant. Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, that such person is an “affiliate” of the Company, as defined by applicable securities laws.
There were 200,908,522 shares of the registrant’s common stock outstanding as of November 17, 2016.
Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to January 27, 2017.

HRG GROUP, INC.

PART I
Unless otherwise indicated in Part I of this annual report on Form 10-K (this “Form 10-K”) or the context requires otherwise, in this Form 10-K, references to the “Company,” “HRG,” “we,” “us” or “our” refer to HRG Group, Inc. (formerly, Harbinger Group Inc.) and, where applicable, its consolidated subsidiaries; “FGH” refers to Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.) and, where applicable, its consolidated subsidiaries; “FGL” refers to Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC) and, where applicable, its consolidated subsidiaries; “Fiscal 2013” refers to the fiscal year ended September 30, 2013; “Fiscal 2014” refers to the fiscal year ended September 30, 2014; “Fiscal 2015” refers to the fiscal year ended September 30, 2015; “Fiscal 2016” refers to the fiscal year ended September 30, 2016; “Fiscal 2017” refers to the fiscal year ending September 30, 2017; “Front Street” refers to Front Street Re (Delaware) Ltd. and, where applicable, its consolidated subsidiaries; “Front Street Cayman” refers to Front Street Re Cayman Ltd. and, where applicable, its consolidated subsidiaries; “HGI Funding” refers to HGI Funding, LLC and, where applicable, its consolidated subsidiaries; “Salus” refers to Salus Capital Partners, LLC and, where applicable, its consolidated subsidiaries; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; and “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries.

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
Such forward-looking statements are subject to risks and uncertainties that could cause actual results, events and developments to differ materially from those set forth in or implied by such statements. These statements are based on the beliefs and assumptions of HRG’s management and the management of HRG’s subsidiaries. Factors that could cause actual results, events and developments to differ include, without limitation: that the review of strategic alternatives at HRG will result in a transaction, or if a transaction is undertaken, as to its terms or timing; the ability of HRG’s subsidiaries to close previously announced transactions, including statements regarding the closing of FGL’s merger with Anbang Insurance Group; the ability of HRG’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions; the decision of the boards of HRG’s subsidiaries to make upstream cash distributions, which is subject to numerous factors such as restrictions contained in applicable financing agreements, state and regulatory restrictions and other relevant considerations as determined by the applicable board; HRG’s liquidity, which may be impacted by a variety of factors, including the capital needs of HRG’s subsidiaries; capital market conditions; commodity market conditions; foreign exchange rates; HRG’s and its subsidiaries’ ability to identify, pursue or complete any suitable future acquisition, disposition or other strategic opportunities, including realizing such transaction’s expected benefits and the timetable for, completing applicable financial reporting requirements; litigation; potential and contingent liabilities; management’s plans; changes in regulations; taxes; and the risks that may affect the performance of the operating subsidiaries of HRG and those factors listed under the caption “Risk Factors” in this report.
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

HRG
HRG’s actual results or other outcomes may differ materially from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	our dependence on distributions from our subsidiaries and our ability to access the capital markets to fund our operations and payments on our debt and other obligations;

•
the decision of our subsidiaries’ boards to make upstream cash distributions, which is subject to numerous factors such as restrictions contained in applicable financing agreements, state and regulatory restrictions and other relevant considerations as determined by the applicable board;

•
our and our subsidiaries’ liquidity, which may be impacted by a variety of factors, including the capital needs of us and our current and future subsidiaries and our current and future subsidiaries’ ability to access the capital markets;

•	the need to provide sufficient capital to our operating businesses;

•	limitations on our ability to successfully identify suitable acquisition, disposition and other strategic opportunities and to compete for these opportunities with others who have greater resources;

•	our and our subsidiaries’ dependence on certain key personnel;

•	our and our subsidiaries’ ability to attract and retain key employees;

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

•	the impact of decisions by our significant stockholders, whose interests may differ from those of our other stockholders, or any of them ceasing to remain significant stockholders;

•	the effect any interests of our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

•	the impact of additional material charges associated with our oversight of acquired or target businesses and the integration of our financial reporting;

•	the impact of restrictive covenants and applicable laws, including securities laws, on our ability to dispose of equity interests we hold;

•	the impact of potential losses and other risks from changes in the value of our assets;

•	our ability to effectively increase the size of our organization, if needed, and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of claims or litigation arising from operations, agreements and transactions, including litigation arising from or involving former subsidiaries;

•	the impact of expending significant resources in considering acquisition or disposition targets or strategic opportunities that are not consummated;

•	our and our subsidiaries’ ability to successfully integrate current and future acquired businesses into our existing operations and achieve the expected economic benefits;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	the impact of the relatively low market liquidity for our shares of Common Stock (“Common Stock”);

•	the impact on the holders of our Common Stock if we issue additional shares of our Common Stock or preferred stock; and

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

Spectrum Brands
Spectrum Brands’ actual results or other outcomes may differ materially from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	the impact of Spectrum Brands’ substantial indebtedness on its business, financial condition and results of operations;

•	the impact of restrictions in Spectrum Brands’ debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•	any failure to comply with financial covenants and other provisions and restrictions of Spectrum Brands’ debt instruments;

•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	Spectrum Brands’ inability to successfully integrate and operate new acquisitions at the level of financial performance anticipated;

•	the unanticipated loss of key members of Spectrum Brands’ senior management;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;

•	interest rate and exchange rate fluctuations;

•	ability to utilize our net operating loss carry-forwards to offset tax liabilities from future taxable income;

•	the loss of, significant reduction in, or dependence upon, sales to any significant retail customer(s);

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

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

•
public perception regarding the safety of products that Spectrum Brands manufactures and sells, including the potential for environmental liabilities, product liability claims, litigation and other claims related to products manufactured by Spectrum Brands and third parties;

•	the impact of pending or threatened litigation;

•	the impact of cybersecurity breaches or our actual or perceived failure to protect company and personal data;

•	changes in accounting policies applicable to Spectrum Brands’ business;

•	government regulations;

•	the seasonal nature of sales of certain of Spectrum Brands’ products;

•	the effects of climate change and unusual weather activity; and

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.

FGL and Front Street
FGL’s and Front Street’s actual results or other outcomes may differ materially from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•
the ability to satisfy the closing conditions, including regulatory approvals, contained in the Agreement and Plan of Merger, dated November 8, 2015 (as amended on November 3, 2016, the “FGL Merger Agreement” and such merger, the “FGL Merger”), by and among FGL, Anbang Insurance Group Co., Ltd., a joint-stock insurance company established in the People’s Republic of China (“Anbang”), AB Infinity Holding, Inc., a Delaware corporation and a wholly-owned subsidiary of Anbang (“AB Infinity”), and AB Merger Sub, Inc., a Delaware corporation and a newly formed, wholly-owned subsidiary of AB Infinity (“Merger Sub”);

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

Salus
Salus’ actual results or other outcomes may differ materially from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	Salus’ ability to recover amounts that are contractually owed to it and its ability to adequately address the various risks it faces in executing its business strategy;

•
Salus’ ability to orderly and efficiently wind-down its business and to address the variety of risks associated with such a process, including litigation risk, regulatory compliance and retention of employees, management, agents and advisors required for such wind-down; and

•	Salus’ ability to address a variety of other risks associated with its business, including the risk of fraud or theft, operational errors and systems malfunctions.

Item 1.         Business
OVERVIEW
HRG
Overview
We are a holding company that conducts its operations through its operating subsidiaries. As of September 30, 2016, our principal operating subsidiaries include the following: (i) Spectrum Brands, our subsidiary that provides global branded consumer products; (ii) FGL, our subsidiary that provides life insurance and annuity products; and (iii) Front Street, our subsidiary engaged in the business of providing long-term reinsurance, including reinsurance to the specialty insurance sector of fixed, deferred and payout annuities.
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
We currently operate our business in two reporting segments: Consumer Products and Insurance. For the results of operations by segment and other segment data, see Part IV, Item 15. “Note 25, Segment and Geographic Data” to HRG’s Consolidated Financial Statements included elsewhere in this report.
For detailed information about revenues, operating income and total assets of HRG and its operating subsidiaries, see the financial statements beginning on page F-1 and S-1, respectively, of this report.
Strategy
During Fiscal 2016, we took certain actions to streamline our business and simplify our holding company structure. For instance, we sold our interest in Compass Production Partners (“Compass”), our former subsidiary that was engaged in the business of owning and operating oil and natural gas assets, and commenced the wind-down of Salus, our subsidiary that was engaged in the financing and asset management business. We also sold our interest in CorAmerica Capital, LLC (“CorAmerica”), our former subsidiary engaged in the business of asset management, and wound-down Energy & Infrastructure Capital LLC, our former subsidiary engaged in the business of asset management. In addition, FGL, our insurance subsidiary, entered into the FGL Merger Agreement pursuant to which at the effective time of the FGL Merger, the issued and outstanding shares of FGL common stock will be cancelled and converted automatically into the right to receive $26.80 in cash, without interest. See Part I, Item 1. “Business-FGL-FGL Merger” of this report for further information.
For Fiscal 2017, we decided to initiate a process to explore and evaluate strategic alternatives available to the Company with a view towards maximizing shareholder value. We believe that HRG is an excellent company that owns great businesses that have generated strong performance over a long period of time. We believe that we are well-positioned to take advantage of the opportunities that may be available to us through the review of strategic alternatives. Strategic alternatives may include, but are not limited to, a merger, sale or other business combination involving the Company or its assets. We are under no pressure to transact and have not set a definitive schedule to complete our review of strategic alternatives. There can be no assurance that this process will result in a transaction, or if a transaction is undertaken, as to its terms or timing.
Competition
We and our subsidiaries face intense competition from a variety of sources in carrying our respective businesses and achieving our objectives. Many of our competitors may be better established, possess greater human and other resources than us, and our financial resources may be relatively limited when compared with many of these competitors. Any of these factors may place us at a competitive disadvantage in contrast to our competitors. See elsewhere in this report for discussion of competition faced by our subsidiaries.  See Part I, Item 1A. “Risk Factors-Risks Related to HRG-Our subsidiaries operate in highly-competitive industries, limiting their ability to gain or maintain their positions in their respective industries.”
Employees
At September 30, 2016, HRG employed 21 persons and HRG’s subsidiaries employed approximately 16,000 persons. In the normal course of business, HRG and its subsidiaries use contract personnel to supplement their employee base to meet business needs. As of September 30, 2016, none of HRG’s employees were represented by labor unions or covered by collective bargaining agreements. See the remainder of this report for additional information regarding the employees of HRG’s subsidiaries. HRG believes that its overall relationship with its employees is good.
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
You may read and copy any materials we file with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The SEC also maintains a website that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Ethics, Code of Ethics for our Chief Executive and Senior Financial Officers and Executive Sessions policy are available at our website at www.hrggroup.com under “Investor Relations-Corporate Governance.” Copies will also be provided to any HRG stockholder upon written request to Investor Relations, HRG Group, Inc. at 450 Park Avenue, 29th Floor, New York, NY 10022 or via electronic mail at investorrelations@hrggroup.com.
For additional information regarding Spectrum Brands and FGL, including information in addition to that included in HRG’s SEC reports and public announcements, we direct you to Spectrum Brands’ and FGL’s public announcements and filings made with the SEC. You should follow and read the SEC filings, press releases and other public statements made by Spectrum Brands, FGL and their respective representatives, as we expect that they will make additional information available through these channels. See Part I, Item 1. “Business-Our Operating Subsidiaries-Spectrum Brands-Available Information” for additional information regarding Spectrum Brands and Part I, Item 1. “Business-Our Operating Subsidiaries-FGL-Available Information” for additional information regarding FGL.

OUR OPERATING SUBSIDIARIES
Spectrum Brands
Spectrum Brands, a Delaware corporation and a subsidiary of HRG, is a diversified global branded consumer products company. Spectrum Brands’ common stock trades on the NYSE under the symbol “SPB.” As of September 30, 2016, HRG owned approximately 57.8% of Spectrum Brands’ common stock.
Spectrum Brands manufactures, markets and/or distributes its products in approximately 160 countries in the North America (“NA”); Europe, Middle East & Africa (“EMEA”); Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), construction companies, and hearing aid professionals. Spectrum Brands enjoys strong name recognition in its regions under Spectrum Brands’ various brands and patented technologies across multiple product categories. Spectrum Brands manages its business in five vertically integrated, product lines: (i) Global Batteries & Appliances (“GBA”); (ii) Hardware & Home Improvement (“HHI”); (iii) Global Pet Supplies (“PET”); (iv) Home and Garden (“H&G”); and (v) Global Auto Care (“GAC”). Geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for sales and marketing initiatives and the financial results for all product lines within that segment.
Spectrum Brands’ operating performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; consumer confidence and preferences; Spectrum Brands’ overall product line mix, including pricing and gross margin, which vary by product line and geographic market; pricing of certain raw materials and commodities; energy and fuel prices; and Spectrum Brands’ general competitive position, especially as impacted by Spectrum Brands’ competitors’ advertising and promotional activities and pricing strategies.
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for for further discussion of the operating results of Spectrum Brands.
Spectrum Brands’ Product Lines
Global Batteries and Appliances (GBA)
Spectrum Brands’ consumer batteries product category consists of alkaline batteries, zinc carbon batteries, nickel metal hydride (NiMH) rechargeable batteries and battery chargers primarily under the Rayovac and VARTA brands. Additionally, Spectrum Brands manufactures alkaline batteries for third parties who sell under their own private labels. Spectrum Brands also offers a broad line of battery-powered portable lighting products including flashlights and lanterns under the Rayovac and VARTA brands, and other proprietary brand names pursuant to licensing arrangements with third parties. Spectrum Brands manufactures and sells hearing aid batteries under several brand names and private labels for many major hearing aid device manufacturers. Other specialty battery products include camera batteries, lithium batteries, silver oxide batteries, keyless entry batteries, portable chargers and coin cells for use in watches, cameras, calculators, communications equipment, and medical instruments.
Spectrum Brands’ small appliances product category consists of small kitchen appliances under the Black & Decker, Russell Hobbs, George Foreman, Juiceman and Breadman brands, including toaster ovens, toasters, sandwich makers, coffeemakers, coffee grinders, can openers, electric knives, grills, deep fryers, food choppers, food processors, slow cookers, hand mixers, blenders, juicers, bread makers, kettles, rice cookers and steamers. Spectrum Brands also sells small home product appliances, including hand-held irons, vacuum cleaners, air purifiers, clothes shavers and heaters, primarily under the Black & Decker and Russell Hobbs brands.
Spectrum Brands’ personal care product category includes a broad line of electric shaving and grooming products under the Remington brand name, including men’s rotary and foil shavers, beard and mustache trimmers, body, nose and ear trimmers, women’s shavers, haircut kits and intense pulsed light hair removal systems. Other personal care products include hand-held dryers, curling irons, straightening irons, brush irons, hair setters, facial brushes, skin appliances, electric toothbrushes and hair accessories.
Spectrum Brands manages its GBA sales teams by geographic region and product category. Spectrum Brands sells primarily to large retailers, online retailers, wholesalers, distributors, warehouse clubs, food and drug chains and specialty trade or retail outlets such as consumer electronics stores, department stores, discounters and other specialty stores. Spectrum Brands maintains separate sales teams to service (i) its retail sales and distribution channels; (ii) its hearing aid professionals channel; and (iii) its industrial distributors and OEM sales and distribution channel. International distribution varies by region and is often executed on a country-by-country basis. Spectrum Brands utilizes a network of independent brokers to service participants in selected distribution channels.
Hardware and Home Improvement (HHI)
Spectrum Brands’ lockset product category includes a broad range of residential locksets and door hardware including knobs, levers, deadbolts, handle sets and electronics under three main brands: (i) Kwikset, residential door hardware sold primarily in the U.S.; (ii) Weiser, residential door hardware sold primarily in Canada; and (iii) Baldwin, luxury residential door hardware. Spectrum Brands’ residential lockset products also incorporate a patented SmartKey technology that enables consumers to easily rekey their locks without hiring a locksmith. The product category also includes electronic and connected locks such as Kevo Bluetooth enabled deadbolt which turns a smart phone into a key and allows authorized users to open their deadbolt by simply touching the lock or remotely with connected devices.
Spectrum Brands’ plumbing product category includes kitchen, bath and shower faucets, as well as other plumbing products and fixtures through Spectrum Brands’ Pfister brand, which brings showroom styles to the mass market at affordable prices and offers a lifetime warranty on all of its products. Pfister seeks to differentiate itself from the competition through its breadth of styles and finishes, along with innovations designed to meet a variety of consumer, plumber and builder needs.
Spectrum Brands’ hardware product category includes hinges, security hardware, screen and storm door products, garage door hardware, window hardware and floor protection under the National Hardware and Stanley brand names throughout the U.S.

and Canada.
On October 1, 2014, Spectrum Brands acquired privately owned Tell Manufacturing, Inc. (“Tell”), a U.S. manufacturer and distributor of commercial doors, locks and hardware. Tell provides the HHI product line with an established commercial security sales position and a platform to expand Spectrum Brands’ patented SmartKey and Kevo residential lock technologies into commercial channels. The Tell acquisition also added doors and hollow metal door manufacturing capabilities, a strategically important adjacent category.
The sales force of the HHI business is aligned by customer and geographic region, and sells primarily to large retailers, home improvement centers, hardware stores, non-retail distributors, home builders, commercial contractors, and other retailers.
Global Pet Supplies (PET)
Spectrum Brands’ aquatics product category includes a broad line of consumer and commercial aquatics products, including integrated aquarium kits, stand-alone tanks and stands, aquatics equipment such as filtration systems, heaters, and pumps, and aquatics consumables such as fish food, water treatments and conditioners. Spectrum Brands’ largest aquatics brands are Tetra, Marineland, Whisper, Jungle and Instant Ocean.
Spectrum Brands’ companion animal product category includes a variety of specialty pet products including rawhide chews, dog and cat treats, small animal food and treats, clean-up and training aid products, health and grooming aids, bedding products, and consumable accessories including privacy tents, litter carpets, crystal litter cartridges, charcoal filters, corn-based litter and replaceable waste receptacles. Spectrum Brands’ largest specialty pet brands include FURminator, 8-in-1, Dingo, Nature’s Miracle, Wild Harvest and Littermaid.
Spectrum Brands’ pet food product category includes wet and dry pet food for dogs and cats under the IAMS, Eukanuba and 8-in-1 brand names in European markets. On December 31, 2014, Spectrum Brands completed the acquisition of Procter & Gamble’s European pet food business, consisting of the IAMS and Eukanuba brands for dogs and cats.
Additionally, on January 16, 2015, Spectrum Brands acquired Salix Animal Health, a vertically integrated producer and distributor of natural rawhide dog chews, treats and snacks, offering a comprehensive line of chews made from beef hides, pork, chicken, beef and other various proteins.
Spectrum Brands’ PET sales force is aligned by customer type, geographic region and product category, and sells primarily to mass merchandisers, grocery stores and drug chains, pet superstores, independent pet stores, warehouse clubs and other specialty retailers. International distribution varies by region and is often executed on a country-by-country basis.
Home and Garden Improvement (H&G)
Spectrum Brands’ controls product category includes a variety of outdoor insect and weed control solutions, and animal repellents under the brand names Spectracide, Black Flag, Garden Safe, EcoLogic and Liquid Fence. Spectrum Brands’ line of outdoor control solutions are designed to assist consumers in controlling insects, weeds and animals when tackling lawn and landscaping projects themselves.
Spectrum Brands’ household product category includes a broad array of household pest control solutions, such as spider and scorpion killers; roach and ant killers; flying insect killers; insect foggers; wasp and hornet killers; bedbug, flea and tick control products; and roach and ant baits. Spectrum Brands also offers powerful rodent traps and rodenticides with discreet designs that are easy to refill and reuse.
Spectrum Brands’ repellents product category includes personal use pesticides for protection from various outdoor nuisance pests, especially mosquitoes. These products include both personal repellents in a variety of formulas such as aerosols, lotions, pump sprays and wipes to match consumers’ needs; as well as area repellents such as yard sprays, citronella candles and patio lanterns to allow consumers to enjoy the outdoors without bothersome pests. The brands in the insect repellents category are Cutter and Repel.
The H&G business sales force is geographically aligned with Spectrum Brands’ key customers, and sells primarily to home improvement centers, mass merchandisers, dollar stores, hardware stores, home and garden distributors, and food and drug retailers, primarily in the U.S.
Global Auto Care (GAC)
Spectrum Brands entered the GAC product line through its acquisition of Armored Auto Group (“AAG”) on May 21, 2015, which consists of products within the automotive aftermarket appearance, performance chemicals, and do-it-yourself automotive air conditioner recharge product categories.
Spectrum Brands’ appearance product category includes protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes designed to clean, shine, refresh and protect interior and exterior automobile surfaces under the brand name Armor All.
Spectrum Brands’ performance product category includes STP branded fuel and oil additives, functional fluids and automotive appearance products that benefit from a rich heritage in the car enthusiast and racing scenes.
Spectrum Brands’ A/C recharge product category includes do-it-yourself automotive air conditioner recharge products under the A/C PRO brand name, along with other refrigerant and oil recharge kits, sealants and accessories.
The GAC business sales force is geographically aligned with key customers and supply chains, and sells primarily to big-box auto, auto specialty retail, mass retailers, food and drug retailers, and small regional and convenience store retailers. Spectrum Brands’ small regional and convenience store customers are serviced by brokers and distributors. International distribution varies by region and is often executed on a country-by-country basis.
Sales, Distribution and Competition
Spectrum Brands sells its products through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, construction companies and OEMs. Spectrum Brands’ sales generally are made through the use of individual purchase orders, consistent with industry practice. Retail sales of the consumer products that Spectrum Brands markets have been increasingly consolidated on a worldwide basis into a small number of regional and national mass merchandisers and e-commerce companies that generally have strong negotiating power with their suppliers. A significant percentage of Spectrum brands’ sales are attributable to a limited group of retailer customers, including (in alphabetical order), Amazon, Argos, Autozone, Dollar General, Lowe’s, PetCo, PetSmart, Target, The Home Depot, and Wal-Mart. Spectrum Brands’ sales to its largest customer, Wal-Mart, represented approximately 15% of its consolidated net sales for Fiscal 2016. No other customer accounted for more than 10% of Spectrum Brands’ consolidated net sales in Fiscal 2016.
Factors influencing product sales include brand name recognition, perceived quality, price, performance, product packaging, design innovation, and consumer confidence and preferences as well as creative marketing, promotion and distribution strategies. Spectrum Brands competes for limited shelf space and consumer acceptance based on location and product segment. Spectrum Brands also competes with its retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products, typically at lower prices. Spectrum Brands attempts to address these competitive challenges through a portfolio of well-recognized consumer product brands, business relationships with global retailers, distributors and wholesalers, an expansive distribution network, innovative new products, packaging and technologies and an experienced management team. See Part I, Item 1A. “Risk Factors-Risk Related to Spectrum Brands’ Business-Spectrum Brands participates in very competitive markets and it may not be able to compete successfully, causing Spectrum Brands to lose market share and sales.”
Within Spectrum Brands’ GBA product line, primary competitors for consumer batteries include Energizer Holdings, Inc. (Energizer); Berkshire Hathaway (Duracell); Matsushita (Panasonic) and private label brands of major retailers. Primary competitors for small appliances include Newell Brands (Oster, Sunbeam, Mr. Coffee, Crockpot, Rival, Breville), General Electric (GE), De’Longhi America (DeLonghi, Kenwood, Braun), SharkNinja f/k/a Euro-Pro (Shark, Ninja), NACCO Industries (Hamilton Beach, Proctor Silex), SEB S.A.(T-fal, Krups, Rowenta), Whirlpool Corporation (Kitchen Aid, Waring), Conair Corporate (Cuisinart), Koninklijke Philips N.V. (Philips), Glen Dimplex (Morphy Richards) and private label brands for major retailers. Primary competitors in personal care include are Koninklijke Philips Electronics N.V. (Norelco), The Procter & Gamble Company (Braun), Conair Corporation, Wahl Clipper Corporation and Helen of Troy Limited.
Within Spectrum Brands’ HHI product line, primary competitors in residential locksets include Allegion (Schlage) and private label import brands such as Defiant. Primary competitors for hardware include The Hillman Group, Hampton Hardware, Crown Bolt and private label competitors. Primary competitors for plumbing include Kohler, Masco, Fortune Brands (Moen), American Standard, Glacier Bay, AquaSource, and the private label brands of major retailers.
Primary competitors in Spectrum Brands’ PET product line are Mars Corporation, The Hartz Mountain Corporation and Central Garden & Pet Company which all sell a comprehensive line of pet supplies that compete across Spectrum Brands’ product categories. The pet supplies product category is highly fragmented with no competitor holding a substantial market share and consists of small companies with limited product lines.
Primary competitors in Spectrum Brands’ H&G product line are The Scotts Miracle-Gro Company (Scotts, Ortho, Roundup, Miracle-Gro, Tomcat); Central Garden & Pet (AMDRO, Sevin) and Bayer A.G. (Bayer Advanced), S.C. Johnson & Son, Inc. (Raid, OFF!); and Henkel AG & Co. KGaA (Combat).
Primary competitors in Spectrum Brands’ GAC product line include Valvoline, Prestone, Turtle Wax, Black Magic, Energizer, Newell Brands and private label brands. Spectrum Brands also encounter competition from similar and alternative products, many of which are produced and marketed by major multinational or national companies, including Mothers, Meguiars, Lucas, and Sea Foam.
Seasonality
On a consolidated basis Spectrum Brands’ financial results are approximately equally weighted across the fiscal quarters, however, sales of certain product categories tend to be seasonal. Sales from Spectrum Brands’ GBA segment, primarily from consumer battery and electric personal care product categories tend to increase during the December holiday season (the Spectrum Brands’ first fiscal quarter), while small appliances sales increase from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales (the Spectrum Brands’ fourth fiscal quarter) and in December for the holiday season. Sales from Spectrum Brands’ HHI segment primarily increase during the spring and summer construction period (the Spectrum Brands’ third and fourth fiscal quarters). Sales from Spectrum Brands’ PET segment remain fairly consistent throughout the year with little variation. Sales from Spectrum Brands’ H&G segment and GAC segment typically peak during the first six months of the calendar year (the Spectrum Brands’ second and third fiscal quarters) due to customer seasonal purchasing patterns and timing of promotional activities.
Spectrum Brands’ sales by quarter as a percentage of annual net sales during Fiscal 2016, 2015, and 2014 were as follows:

Percentage of Annual Net Consumer Products Sales	Fiscal
Fiscal Quarter Ended	2016	2015	2014
First Quarter	24%	23%	25%
Second Quarter	24%	23%	23%
Third Quarter	27%	26%	25%
Fourth Quarter	25%	28%	27%
Manufacturing, Raw Materials and Suppliers
The principal raw materials used in manufacturing include zinc, electrolytic manganese dioxide used in Spectrum Brands’ consumer batteries products; brass and steel used in the manufacturing of Spectrum Brands’ HHI products, and refrigerant R-134a used in Spectrum Brands’ GAC A/C recharge products, that are sourced either on a global or regional basis. The prices of these raw materials are susceptible to fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. Spectrum Brands has regularly engaged in forward purchase and hedging derivative transactions in an attempt to effectively manage the raw material costs Spectrum Brands expects to incur over the next 12 to 24 months.
Substantially all of Spectrum Brands’ rechargeable batteries and chargers, portable lighting products, personal care products and small appliances are manufactured by third party suppliers that are primarily located in the Asia-Pacific region. Spectrum Brands maintains ownership of most of the tooling and molds used by its suppliers.
Spectrum Brands continually evaluates its manufacturing facilities’ capacity and related utilization. As a result of such analyses, Spectrum Brands has closed a number of manufacturing facilities during the past five years. In general, Spectrum Brands believes its existing facilities are adequate for its present and foreseeable needs.
Patents and Trademarks
Spectrum Brands uses and maintains a number of patents, trademarks, brand names and trade names that are, in the aggregate, important to its businesses. Spectrum Brands seeks trademark protection in the U.S. and in foreign countries. Spectrum Brands’ most significant registered trademarks are:

Product Line	Trademarks
GBA	Rayovac, VARTA, Remington, Black & Decker, George Foreman, Russell Hobbs, Farberware, Toastmaster, Breadman, Juiceman
HHI	Kwikset, Weiser, Baldwin, National Hardware, Stanley, Fanal, Pfister, Tell
PET	Tetra, 8-in-1, Dingo, Nature’s Miracle, Wild Harvest, Marineland, Furminator, Littermaid, Birdola, Healthy Hide, Digest-eeze, Iams, Eukanuba
H&G	Spectracide, Cutter, Hot Shot, Real Kill, Ultra Kill, Black Flag, Liquid Fence, Rid-a-bug, TAT, Garden Safe, Repel
GAC	Armor All, STP, A/C PRO
Spectrum Brands owns or licenses from third parties a significant number of patents and patent applications throughout the world relating to products that Spectrum Brands sells and manufacturing equipment that Spectrum Brands uses. Spectrum Brands holds a license that expires in March 2022 for certain alkaline battery designs, technology and manufacturing equipment from Matsushita Electrical Industrial Co., Ltd. (“Matsushita”), to whom Spectrum Brands pays a royalty. Through its 56% ownership interest in Shaser, Inc., Spectrum Brands has patented technology that is used in its i-Light and i-Light Reveal product line. Through ownership of its HHI segment, Spectrum Brands owns the patented SmartKey technology, which enables customers to easily rekey their locks without hiring a locksmith.
Spectrum Brands acquired the rights to the VARTA trademark in the consumer battery category and Johnson Controls Inc. acquired rights to the trademark in the automotive battery category from VARTA AG. VARTA AG continues to have rights to use the trademark with travel guides and industrial batteries and VARTA Microbattery GmbH has the right to use the trademark with micro batteries. Spectrum Brands is a party to a Trademark and Domain Names Protection and Delimitation Agreement that governs ownership and usage rights and obligations of the parties relative to the VARTA trademark.
Spectrum Brands licenses the Black & Decker brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products through a trademark license agreement with The Black and Decker Corporation (“BDC”) through December 2018. Under the agreement, Spectrum Brands agreed to pay BDC royalties based on a percentage of sales, with minimum annual royalty payments of $15.0 million through calendar year 2018. The agreement also requires Spectrum Brands to comply with maximum annual return rates for products. If BDC does not agree to renew the license agreement, Spectrum Brands will have

18 months to transition out of the brand name with no minimum royalty payments during such transition period and BDC has agreed to not compete in the four categories for five years after the end of the transition period. Upon request, BDC may elect to extend the license to use the Black & Decker brand to certain additional product categories. BDC has approved several extensions of the license to additional categories and geographies.
Spectrum Brands owns the rights to use the Remington trademark for electric shavers, shaver accessories, grooming products and personal care products; and Remington Arms Company, Inc. (“Remington Arms”) owns the rights to use the trademark for firearms, sporting goods and products for industrial use, including industrial hand tools. The terms of a 1986 agreement between Remington Products, LLC and Remington Arms provides for the shared rights to use the trademark on products which are not considered “principal products of interest” for either company. Spectrum Brands retains the trademark for nearly all products which Spectrum Brands believes can benefit from the use of the brand name in its distribution channels.
Spectrum Brands licenses the Stanley and Black & Decker marks and logos in the HHI segment for such products as residential locksets, builder’s hardware, padlocks, and door hardware through a transitional trademark license agreement with Stanley Black & Decker Corporation. Under the agreement and as part of the acquisition of the HHI Business in December 2012, Spectrum Brands has a royalty-free, fully paid license to use certain trademarks, brand names and logos in marketing its products and services for five years after the completion of the HHI Business acquisition. Upon termination of the agreement, HHI will be obligated to discontinue any and all use of the trademarks as designated by the arrangement within 180 days following the termination.
Research and Development
Spectrum Brands’ research and development strategy is focused on new product development and performance enhancements of its existing products. Spectrum Brands plans to continue to use its strong brand names, established customer relationships and significant research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality. During Fiscal 2016, 2015 and 2014, Spectrum Brands invested $58.7 million, $51.3 million and $47.9 million, respectively, in product research and development.
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
It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, Spectrum Brands believes that its ultimate liability arising from such environmental matters, considering established accruals of $4.4 million for estimated liabilities at September 30, 2016 should not be material to its business or financial condition.
Electronic and electrical products that Spectrum Brands sells in Europe, particularly products sold under the Remington brand name, VARTA battery chargers, certain portable lighting and all of Spectrum Brands’ batteries, are subject to regulation in European Union (“EU”) markets under three key EU directives. The first directive is the Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) which took effect in EU member states beginning July 1, 2006. RoHS prohibits companies from selling products which contain certain specified hazardous materials in EU member states. Spectrum Brands believes that compliance with RoHS does not have a material effect on its capital expenditures, financial condition, earnings or competitive position. The second directive is entitled the Waste of Electrical and Electronic Equipment (“WEEE”). WEEE makes producers or importers of particular classes of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. WEEE assigns levels of responsibility to companies doing business in EU markets based on their relative market share. WEEE calls on each EU member state to enact enabling legislation to implement the directive. To comply with WEEE requirements, Spectrum Brands has partnered with other companies to create a comprehensive collection, treatment, disposal and recycling program. As EU member states pass enabling legislation Spectrum Brands currently expects its compliance system to be sufficient to meet such requirements. Spectrum Brands’ current estimated costs associated with compliance with WEEE are not significant based on its current market share. However, Spectrum Brands continues to evaluate the impact of the WEEE legislation as EU member states implement guidance and as its market share changes and, as a result, actual costs to Spectrum Brands could differ from its current estimates and may be material to its business, financial condition or results of operations. The third directive is the Directive on Batteries and Accumulators and Waste Batteries, which was adopted in September 2006 and went into effect in September 2008 (the “Battery Directive”). The Battery Directive bans heavy metals in batteries by establishing maximum quantities of those heavy metals in batteries and mandates waste management of batteries, including collection, recycling and disposal systems. The Battery Directive places the costs of such waste management systems on producers and importers of batteries. The Battery Directive calls on each EU member state to enact enabling legislation to implement the directive. Spectrum Brands currently believes that compliance with the Battery Directive does not have a material effect on its capital expenditures, financial condition, earnings or competitive position. EU member states have adopted enabling legislation required by the directive and issued additional guidance. Spectrum Brands will continue to evaluate the impact of the Battery Directive and its enabling legislation.
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
Certain A/C products containing R-134a are subject to regulation in the U.S. markets under the EPA’s Significant New Alternative Policy ("SNAP Program"), which implements international agreements restricting the use of certain refrigerants. The EPA has identified use of R-134a in new automotive air conditioning systems as an approved use up to the 2020 automotive model year. The EPA has not yet approved a replacement refrigerant under the SNAP program for sale in small cans for automotive use for automobiles produced beginning with the 2021 model year, and future rulemakings from the agency are anticipated. Spectrum Brands currently believes that compliance with current and future SNAP regulations will not have a material effect on its capital expenditures, financial condition, earnings or competitive position. However, until such time as future regulations are issued and future alternate refrigerants are approved for sale in small cans, a full evaluation of these costs cannot be completed by

Spectrum Brands. Spectrum Brands will continue to evaluate the impact of the SNAP Program as the EPA issues additional guidance.
Employees
Spectrum Brands had approximately 15,700 full-time employees worldwide as of September 30, 2016. Approximately 14% of its total labor force is covered by collective bargaining agreements. There are 5 collective bargaining agreements that will expire during Spectrum Brands’ Fiscal 2017, which cover approximately 38% of the labor force under collective bargaining agreements, or approximately 5% of its total labor force. Spectrum Brands believes that its overall relationship with its employees is good.
Available Information
For information regarding Spectrum Brands, see the remaining section of this report. For additional information regarding Spectrum Brands, including information in addition to that included in HRG’s SEC reports and public announcements, we direct you to Spectrum Brands’ announcements and filings made with the SEC, including Spectrum Brands’ Annual Report on Form 10-K for Fiscal 2016. You should follow and read the SEC filings, press releases and other public statements made by Spectrum Brands and its representatives, as we expect that they will make additional information available through these channels.
Spectrum Brands’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are made available free of charge on or through Spectrum Brands’ website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Commission.
The information on Spectrum Brands’ website is not, and shall not be deemed to be, part of this report or incorporated into any other filings HRG or Spectrum Brands makes with the SEC and Spectrum Brands’ reports are not and shall not be deemed to be part of this report. You may read and copy any materials Spectrum Brands files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains Spectrum Brands’ reports, proxy statements and other information at www.sec.gov.

FGL
The FGL Business
FGL, a Delaware corporation and subsidiary of HRG, is a provider of various types of fixed annuities and life insurance products in the U.S. Based in Des Moines, Iowa, and Baltimore, Maryland, FGL operates its annuity and life insurance operations in the U.S. through its subsidiaries FGH, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”). For over 50 years, FGL has been helping middle-income Americans prepare for retirement and unexpected loss of life. FGL’s focus on the middle-income market gives it access to significant, underserved market niches and drives FGL’s product development. As of September 30, 2016, FGL had approximately 700,000 policyholders counting on the safety and protection features of FGL’s fixed annuity and life insurance products.
FGL offers various types of fixed annuities and life insurance products. Fixed annuities represent a retirement and savings tool which FGL’s customers rely on for principal protection and predictable income streams. In addition, FGL’s life insurance products provide its customers with a complementary product that allows them to build on their savings and assign payment of a death benefit to a designated beneficiary upon the policyholder’s death. Currently, FGL’s most popular products are fixed indexed annuities (“FIAs”) that tie contractual returns to specific market indices, such as the Standard & Poor's Ratings Services (“S&P”) 500 Index. The benefit of FIAs to FGL’s customers is to provide a portion of the gains of an underlying market index while providing principal protection. FGL believes this mix of “some upside but limited downside” fills the need for middle-income Americans who must save for retirement but who want to limit the risk of decline in their savings. In addition to FIAs, FGL also sells indexed universal life policies (“IULs”) and other fixed annuities.
In Fiscal 2016, FIAs generated approximately 71% of FGL’s total sales and the remaining 29% of sales was primarily generated from fixed annuity sales during the year. FGL invests the annuity premiums in fixed income securities and options and hedge FGL’s risk, predominantly using call options on the S&P 500 Index, for the pass through of the market index returns to its policyholders. The majority of FGL’s products contain provisions that permit FGL to annually adjust the formula by which index credits are provided in response to changing market conditions. In addition, FGL’s annuity contracts generally either cannot be surrendered or include surrender charges that discourage early redemptions.
The FGL Merger
On November 8, 2015, FGL, Anbang, AB Infinity and AB Merger Sub entered into the FGL Merger Agreement, which was amended on November 3, 2016. Pursuant to the FGL Merger Agreement and subject to the terms and conditions set forth therein, at closing Merger Sub will merge with and into FGL, with FGL continuing as the surviving entity, which will become a direct, wholly-owned subsidiary of AB Infinity and an indirect, wholly-owned subsidiary of Anbang.

Pursuant to the terms of the FGL Merger Agreement, the parties have set February 8, 2017 as the outside termination date for the completion of the FGL Merger. Accordingly, unless the outside termination date is extended, either party may terminate the FGL Merger Agreement if the closing of the FGL Merger does not occur prior to February 8, 2017. In addition, the FGL Merger Agreement contains certain provisions giving each of AB Infinity and FGL rights to terminate the FGL Merger Agreement under certain circumstances. Upon termination of the FGL Merger Agreement, under specified circumstances, FGL may be required to pay a termination fee to AB Infinity of $51.45 million.
FGL and Anbang are committed to securing the remaining regulatory approvals and seek to close the FGL Merger as expeditiously as possible, however, the closing of the FGL Merger and the timing thereof is subject to the regulatory review and approval process, none of which can be assured.
At the closing of the FGL Merger, each issued and outstanding share of FGL common stock will be cancelled and converted automatically into the right to receive $26.80 in cash, without interest (the “FGL Merger Consideration”), other than any shares of common stock owned by FGL as treasury stock or otherwise or owned by Anbang, AB Infinity or Merger Sub (which will be cancelled and no payment will be made with respect thereto), shares of common stock granted pursuant to FGL’s Equity Plan (as defined in the FGL Merger Agreement) and those shares of common stock with respect to which appraisal rights under Delaware law are properly exercised and not withdrawn. The FGL Merger Agreement permits FGL to pay out a regular quarterly cash dividend on its Common Stock prior to the closing of the transaction in an amount not in excess of $0.065 per share, per quarter (the per share amount of FGL’s most recently declared quarterly dividend).
At the effective time of the FGL Merger, each (i) option to purchase shares of common stock (a “FGL Stock Option”), and (ii) restricted share of common stock, in each case whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the product of (1) the number of shares subject to the award multiplied by (2) the FGL Merger Consideration (less the exercise price per share in the case of FGL Stock Options). In addition, at the effective time of the FGL Merger, each stock option (“FGH Stock Option”) and restricted stock unit relating to shares of FGH whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the product of (A) the number of shares of FGH stock subject to the award multiplied by (B) $152.44 (less the exercise price in the case of such FGH Stock Options), and each dividend equivalent held in respect of a share of FGH stock (“FGL DER”), whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the amount accrued with respect to such FGL DER.
Pursuant to the FGL Merger Agreement, the consummation of the FGL Merger is subject to satisfaction or waiver of certain closing conditions, including, among others: (i) receipt of approval (by vote or written consent) of at least a majority of FGL’s shareholders; (ii) an information statement with respect to the FGL Merger having been filed and cleared by the SEC and having been sent to stockholders of FGL (in accordance with Regulation 14C under the Exchange Act) at least twenty (20) days prior to the closing; (iii) obtaining the requisite approvals from the IID, New York State Department of Financial Services (“NYDFS”), Vermont Department of Financial Regulation, China Insurance Regulatory Commission and the Committee on Foreign Investment in the United States and (iv) the absence of any law or order enacted, issued or enforced that is in effect and that makes the consummation of the FGL Merger illegal, prevents, prohibits, restrains or enjoins the consummation of the FGL Merger. The FGL Merger Agreement does not contain any financing condition or contingency.
On November 8, 2015, FS Holdco II Ltd. (“FS Holdco”), a wholly-owned subsidiary of the Company holding a majority of the issued and outstanding shares of FGL’s common stock, delivered to FGL a written consent, adopting, authorizing, accepting and approving in all respects the FGL Merger Agreement and the transactions contemplated thereby, including the FGL Merger. On March 29, 2016, FGL filed a definitive information statement with the SEC. On November 25, 2015, FGL obtained the requisite approval for the FGL Merger from the Vermont Department of Financial Regulation. On March 14, 2016, FGL received notification from CFIUS that it had concluded all action under Section 721 of the Defense Production Act of 1950, as amended, and determined that there are no unresolved national security concerns with respect to the FGL Merger. The parties are not required to file a notification of the FGL Merger under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, due to an available exemption.
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
The foregoing description of the FGL Merger Agreement and the transactions contemplated thereby does not purport to be complete. Interested parties should review the FGL Merger Agreement any other information or statement filed or furnished by FGL with the SEC. See Part I, Item 1. “Business-FGL-FGL Available Information.”

Strategy
FGL seeks to grow its business by pursuing a set of strategies aimed at delivering sustainable and profitable growth. These strategies include: (i) taking action to protect sales in FGL’s existing markets, strengthen its business and providing a platform for sustainable growth, (ii) building off FGL’s foundational initiatives and creating a more engaging, customer-focused experience, (iii) leveraging FGL’s product capabilities for additional distribution and (iv) focusing on initiatives that FGL expects will deliver target profits.
Competition
FGL’s ability to compete is dependent upon many factors which include, among other things, its ability to develop competitive and profitable products, its ability to maintain stable relationships with its contracted IMOs, its ability to maintain low unit costs and its maintenance of adequate financial strength ratings from rating agencies. Principal competitive factors for FIAs are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, cost, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of FGL’s products and services. Principal competitive factors for IULs are based on service and distribution channel relationships, price, brand recognition, financial strength ratings of its insurance subsidiaries and financial stability. See Part I, Item 1A. “Risk Factors-Risks Related to FGL’s and Front Street’s Businesses- FGL and Front Street operate in highly competitive industries, which could limit their abilities to gain or maintain their respective positions in the industries and could materially adversely affect their business, financial condition and results of operations.”
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
Deferred Annuities
FIAs
FGL’s FIAs allow contract owners the possibility of earning interest based on the performance of a specified market index, predominantly the S&P 500 Index, without risk to principal. The contracts include a provision for a minimum guaranteed surrender value calculated in accordance with applicable law. A market index tracks the performance of a specific group of stocks representing a particular segment of the market, or in some cases an entire market. For example, the S&P 500 Composite Stock Price Index is an index of 500 stocks intended to be representative of a broad segment of the market. All FIA products allow policyholders to allocate funds once a year among several different crediting strategies, including one or more index-based strategies and a traditional fixed rate strategy. High surrender charges apply for early withdrawal, typically seven to fourteen years after purchase.
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
Approximately 88.5% of the FIA sales for Fiscal 2016 involved “premium bonuses” or vesting bonuses. For premium bonuses, FGL increased the initial annuity deposit by a specified premium bonus of 2.0% to 3.0% and a vesting bonus of 1.0% to 9.0%. The vesting bonuses are earned over time, which increases the account value when the bonus is settled. FGL made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
As of September 30, 2016, 82.0% of FGL’s FIA contracts were issued with a guaranteed minimum withdrawal benefit (“GMWB”) rider. With this rider, a contract owner can elect to receive guaranteed payments for life from the FIA contract without requiring the owner to annuitize the FIA contract value. The amount of the living income benefit available is determined by the growth in the policy's benefit base value as defined in the FIA contract rider. Typically this accumulates for 10 years based on a guaranteed rate of 3.3% to 7.3%. Guaranteed withdrawal payments may be stopped and restarted at the election of the contract owner. Some of the FIA contract riders that FGL offers include an additional death benefit or an increase in benefit amounts under chronic health conditions. Rider fees range from 0.4% to 0.5%.
As of September 30, 2016, the distribution of the FIA account values by cap rate and by strategy was as follows (dollars in millions):

Cap rate	0% to 3%	3% to 5%	> 5%	Total
1 year gain trigger	$294.0	$262.2	$32.8	$589.0
1-2 year monthly average	412.9	807.9	193.9	1,414.7
1-3 year monthly point-to-point	3,911.1	159.5	—	4,070.6
1-3 year annual point-to-point	1,089.9	1,818.4	352.5	3,260.8
3 year step forward	—	24.6	126.6	151.2
Total	$5,707.9	$3,072.6	$705.8	$9,486.3
Fixed Rate Annuities
Fixed rate annuities include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by FGL have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, FGL has the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Fixed rate multi-year guaranteed annuities (“MYGAs”) are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at its discretion. For Fiscal 2016, FGL sold $93.9 million in fixed rate annual reset annuities and $536.0 million of fixed rate MYGAs. As of September 30, 2016, crediting rates on outstanding (i) single-year guaranteed annuities generally ranged from 1.5% to 6.0% and (ii) MYGAs ranged from 1.0% to 5.7%. The average crediting rate on all outstanding fixed rate annuities at September 30, 2016, was 3.3%.
As of September 30, 2016, the distribution of the fixed rate annuity account values by crediting rate was as follows (dollars in millions):

Crediting rate	1% to 2%	2% to 3%	3% to 4%	4% to 5%	5% to 6%
Account value	$43.5	$196.3	$2,764.4	$435.1	$48.4
As of September 30, 2016, the MYGAs expiring guaranty account values, net of reinsurance by year were as follows:

Multi-Year Rate Guaranteed Annuities
Duration by Year:	Account Value
2017	$644.2
2018	269.6
2019	769.2
2020	201.7
2021	569.7
Thereafter	81.2
Total	$2,535.6
Withdrawal Options for Deferred Annuities
After the first year following the issuance of a deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to 10% of the prior year’s value, subject to certain limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to fourteen years for FIAs and three to ten years for fixed rate annuities. This surrender charge initially ranges from 0.0% to 14.8% of the contract value for FIAs and 0.0% to 13.0% of the contract value for fixed rate annuities and generally decreases by approximately one to two percentage points per year during the penalty period. The average surrender charge is 8.2% for FGL’s FIAs and 5.6% for FGL’s fixed rate annuities as of September 30, 2016.

The following table summarizes FGL’s deferred annuity account values and surrender charge protection as of September 30, 2016 (dollars in millions):

SURRENDER CHARGE EXPIRATION BY YEAR:	Fixed and Fixed-Index Annuities Account Value	Percent of Total	Weighted Average Surrender Charge
Out of surrender charge	$2,393.8	15.7%	—%
2016	202.6	1.3%	3.3%
2017 - 2018	2,441.0	16.0%	5.0%
2019 - 2020	1,769.4	11.6%	7.2%
2021 - 2022	1,963.8	12.9%	8.5%
Thereafter	6,479.1	42.5%	10.6%
	$15,249.7	100.0%
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
The following table presents the deposits (also known as “sales”) on annuity policies issued by FGL for the fiscal years ended September 30, 2016, 2015, and 2014 as well as reserves required by accounting principles generally accepted in the United States of America (“U.S. GAAP Reserves”) as of September 30, 2016, 2015 and 2014 (dollars in millions):

	September 30, 2016		September 30, 2015		September 30, 2014
Products	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves
Fixed Indexed Annuities	$1,860.5	$13,148.3	$2,184.7	$12,093.5	$1,451.4	$10,766.6
Fixed Rate Annuities	539.1	3,565.6	210.5	3,248.7	707.9	3,192.3
Single Premium Immediate Annuities	28.4	2,917.4	15.5	2,956.4	9.7	3,201.6
Total	$2,428.0	$19,631.3	$2,410.7	$18,298.6	$2,169.0	$17,160.5
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
As of September 30, 2016, the distribution of the retained IUL account values by cap rate and by strategy was as follows (dollars in millions):

Cap rate	2.5% - 5%	5% - 7.5%	7.5% - 10%	10% - 12.5%	12.5% +	Total
1 year annual point-to-point, Gold Index	$—	$—	$—	$—	$23.3	$23.3
1 year monthly point-to-point, S&P Index	32.2	—	—	—	—	32.2
1 year annual point-to-point with 100% par rate, S&P Index	12.9	6.4	25.5	104.0	71.5	220.3
1 year annual point-to-point with 140% par rate, S&P Index	2.5	3.2	15.0	—	—	20.7
Total	$47.6	$9.6	$40.5	$104.0	$94.8	$296.5

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
Within this business model, FGL offers its products through a network of approximately 200 IMOs, representing approximately 35,000 agents, and identifies its most important IMOs, those who FGL believes either have shown or have the potential to show the ability to generate significant production for FGL, as “Power Partners.” FGL currently has 32 Power Partners, comprised of 21 annuity IMOs and 11 life insurance IMOs. During Fiscal 2016, these Power Partners accounted for approximately 95.0% of its annual sales volume. FGL believes that its relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 14 years.
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
The top five states for the distribution of FGL Insurance products in 2016 were California, Texas, Florida, New Jersey and Michigan, which together accounted for nearly 44.8% of FGL Insurance’s premiums.
Investments
FGL embraces a long-term conservative investment philosophy, investing nearly all the insurance premiums FGL receives in a wide range of fixed income interest-bearing securities.
FGL’s internal asset management team manages the bulk of the investment portfolio, and with respect to certain asset classes, FGL utilizes experienced third party companies, including FGL’s affiliates. As of September 30, 2016, 71.2% of FGL’s $19.3 billion fixed maturity investment portfolio was managed by its employees, with the 28.8% balance managed by third parties. FGL’s investment strategy is designed to (i) achieve strong absolute returns; (ii) provide consistent yield and investment income; and (iii) preserve capital.
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
FGL’s investment portfolio consists of high quality fixed maturities, including publicly issued and privately issued corporate bonds, municipal and other government bonds, asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) and commercial mortgage loans (“CMLs”). FGL also maintains holdings in floating rate, and less rate-sensitive investments, including senior tranches of collateralized loan obligations (“CLOs”), non-agency RMBS, and various types of ABS. It is FGL’s expectation that its investment portfolio will broaden in scope and diversity to include other asset classes held by life and annuity insurance writers. FGL also has a small amount of equity holdings through its funding arrangement with the Federal Home Loan Bank of Atlanta.
Portfolio Activity
Over the last year, FGL continued to work with its internal asset management team and third party asset managers to broaden the portfolio’s exposure to include United States dollar (“USD”) denominated emerging market bonds, highly rated preferred stocks and hybrids and structured securities including ABS.
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
FGL outsources its new business and existing policy administration for annuity and life products to Transaction Applications Group, Inc. Under this arrangement, Transaction Applications Group, Inc. manages all of FGL’s call center and processing requirements. FGL’s current agreement expires in March 31, 2017.
FGL has partnered with CRL-Plus (“CRL-Plus”) to implement FGL’s life insurance underwriting policies. Under the terms of the arrangement, CRL-Plus has assigned FGL a team of underwriters with Fellow Life Management Institute designations. Underwriting guidelines for each product are established by FGL’s Chief Underwriter in collaboration with FGL’s actuarial department. FGL’s Chief Underwriter and actuarial department work closely with the applicable reinsurance company to establish or change guidelines. Adherence to underwriting guidelines is managed at a case level through daily underwriting audits conducted by FGL’s Chief Underwriter as well as the CRL-Plus lead underwriter. Every three years, underwriting audits are conducted by FGL’s reinsurers. FGL’s current agreement with CRL-Plus expires in December 2016.
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
As of September 30, 2016, A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”) issued financial strength credit and/or ratings and outlook statements regarding FGH and its wholly owned insurance subsidiaries, FGL Insurance and FGL NY Insurance. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. Financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its financial obligations under an insurance policy and generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their financial strength ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Financial strength ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Credit and financial strength ratings are not recommendations to buy, sell or hold securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
Following the announcement of the proposed FGL Merger, the rating organizations have undertaken a review of FGL’s debt ratings and FGL’s insurance company subsidiaries’ financial strength ratings. The rating organizations may take various actions, positive or negative. Such actions are beyond FGL’s control and FGL cannot predict what those actions may be and the timing thereof.
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
Potential Impact of a Ratings Downgrade
Under some of its International Swaps and Derivatives Association, Inc. (“ISDA”) agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate the ISDA agreement, at which time the counterparty would unwind existing positions for fair market value. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate ISDA agreements at any time. As of September 30, 2016, the amount at risk for the ISDA agreement which could be terminated based upon its current ratings was $275.2 million, which equals the fair value to FGL of the open over-the-counter call option positions. The fair value of the call options can never decrease below zero. See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk-Credit Risk and Counterparty Risk-FGL.”
In certain transactions, FGL and its counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed predetermined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2016 and 2015, $127.8 million and $7.0 million, respectively, of collateral was posted by FGL’s counterparties. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $147.4 million and $73.7 million at September 30, 2016 and 2015, respectively.
If FGL’s insurance subsidiaries held net short positions against a counterparty, and such subsidiaries’ financial strength ratings were below the levels required in ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of FGL’s derivatives as of September 30, 2016 and 2015, FGL holds no net short positions against a counterparty; therefore, there is currently no potential exposure for FGL to post collateral.
A downgrade of the financial strength rating of one of FGL’s principal insurance subsidiaries could affect its competitive position in the insurance industry and make it more difficult for FGL to market its products, as potential customers may select companies with higher financial strength ratings.
Risk Management
Risk management is a critical part of FGL’s business. FGL seeks to assess risk to its business through a formalized process involving (i) identifying short-term and long-term strategic and operational objectives, (ii) development of risk appetite statements that establish what the company is willing to accept in terms of risks to achieving its goals and objectives, (iii) identifying the levers that control the risk appetite of the company, (iv) establishing the overall limits of risk acceptable for a given risk driver, (v) establishing operational risk limits that are aligned with the tolerances, (vi) assigning risk limit quantification and mitigation responsibilities to individual team members within functional groups, (vii) analyzing the potential qualitative and quantitative impact of individual risks, including but not limited to stress and scenario testing covering over 8 economic and insurance related risks, (viii) mitigating risks by appropriate actions and (ix) identifying, documenting and communicating key business risks in a timely fashion.
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
See Part I, Item 1A. “Risk Factors- Risks Related to FGL’s and Front Street’s Businesses” for further discussion of reinsurance credit risk.
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
The Front Street Reinsurance Transactions
On December 31, 2012, following regulatory approval, FGL Insurance entered into a coinsurance agreement (the “Cayman Reinsurance Agreement”) with Front Street Cayman. Pursuant to the Cayman Reinsurance Agreement, Front Street Cayman reinsured a 10% quota share percentage of certain FGL Insurance annuity liabilities of approximately $1.5 billion Under the terms of the Cayman Reinsurance Agreement, Front Street Cayman paid an initial ceding allowance of $15.0 million which was determined to be fair and reasonable according to an independent third-party actuarial firm. The Cayman Reinsurance Agreement is on a funds withheld basis, meaning that funds are withheld by FGL Insurance from the coinsurance premium owed to Front Street Cayman as collateral for Front Street Cayman’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of FGL Insurance. As of September 30, 2016, ceded reserves were $1.2 billion.
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

The CARVM Facility
On October 5, 2012, FGL Insurance entered into a yearly renewable term indemnity reinsurance agreement with Raven Reinsurance Company (“Raven Re”), a wholly owned subsidiary of FGL Insurance (the “Raven Reinsurance Agreement”), pursuant to which FGL Insurance ceded a 100% quota share of its CARVM liability for annuity benefits where surrender charges are waived. To collateralize its obligations under the Raven Reinsurance Agreement, Raven Re entered into a reimbursement agreement with Nomura Bank International plc (“NBI”), an affiliate of Nomura Securities International, Inc., and FGL (the “Reimbursement Agreement”) whereby a subsidiary of NBI issued trust notes and NBI issued a $295.0 million letter of credit that, in each case, were deposited into a reinsurance trust as collateral for Raven Re’s obligations under the Raven Reinsurance Agreement (the “NBI Facility”). Pursuant to the NBI Facility, FGL Insurance takes full credit on its statutory financial statements for the CARVM reserve ceded to Raven Re. The letter of credit facility automatically reduces each calendar quarter by $6.3 million. As of September 30, 2016, there was $201.0 million available under the letter of credit facility. The NBI Facility will terminate on September 30, 2017, although the facility may terminate earlier, in accordance with the terms of the Reimbursement Agreement. Under the terms of the Reimbursement Agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2015, Raven Re’s statutory capital and surplus was $28.3 million in excess of the minimum level required under the Reimbursement Agreement. See Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk-Credit Risk and Counterparty Risk-FGL.”
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
Generally, insurance products underwritten by and rates used by FGL Insurance and FGL NY Insurance must be approved by the insurance regulators in each state in which they are sold. Those products are also substantially affected by federal and state tax laws. For example, changes in tax law could reduce or eliminate the tax-deferred accumulation of earnings on the deposits paid by the holders of annuities and life insurance products, which could make such products less attractive to potential purchasers. A shift away from life insurance and annuity products could reduce FGL Insurance’s and FGL NY Insurance’s income from the sale of such products, as well as the assets upon which FGL Insurance and FGL NY Insurance earn investment income. In addition, insurance products may also be subject to the Employee Retirement Income Security Act of 1974 (“ERISA”).
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
Any payment of dividends by FGL Insurance is subject to the regulatory restrictions described above and the approval of such payment by the board of directors of FGL Insurance, which must consider various factors, including general economic and business conditions, tax considerations, FGL Insurance’s strategic plans, financial results and condition, FGL Insurance’s expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends and its effect on RBC and such other factors the board of directors of FGL Insurance considers relevant. For example, payments of dividends could reduce FGL Insurance’s RBC and financial condition and lead to a reduction in FGL Insurance’s financial strength rating. See Part I, Item 1A. “Risk Factors-Risks Relating to FGL’s and Front Street’s Businesses-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency, could make FGL’s product offerings less attractive and increase its cost of capital, and thereby could adversely affect FGL’s financial condition and results of operations.”
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
Nevertheless, it may be desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve FGL’s financial strength ratings. FGL’s historical RBC ratios are presented in the table below. See Part I, Item 1A. “Risk Factors-Risks Relating to FGL’s and Front Street’s Businesses-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency, could make FGL’s product offerings less attractive and increase its cost of capital, and thereby could adversely affect FGL’s financial condition and results of operations.”

RBC Ratio
As of:
December 31, 2015	401%
December 31, 2014	388%
December 31, 2013	423%
December 31, 2012	406%
Insurance Regulatory Information System Tests
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System (“IRIS”) to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges”. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. As of December 31, 2015, FGL Insurance, FGL NY Insurance and Raven Re each had two ratios outside the usual range. FGL Insurance’s and Raven Re’s IRIS ratio for change in premiums was outside the usual range. FGL Insurance and FGL NY Insurance’s IRIS ratio for change in reserving was outside the usual range. In addition, FGL NY Insurance and Raven Re’s adequacy of investment income also fell outside of the usual range.
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
Market Conduct Regulation
State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, FGL Insurance and FGL NY Insurance must file, and in many jurisdictions and for some lines of business obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. FGL Insurance is currently the subject of seven ongoing market conduct examinations in various states. Market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. FGL Insurance does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business.
Regulation of Investments
FGL Insurance and FGL NY Insurance are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. FGL believes that the investment portfolios of FGL Insurance and FGL NY Insurance as of September 30, 2016 complied in all material respects with such regulations.
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
Employees
As of September 30, 2016, FGL had approximately 267 employees. FGL believes that it has a good relationship with its employees. In addition, FGL’s voluntary attrition has been below 8% for the past four years, which is also an indicator of an engaged and motivated workforce.
FGL Available Information
For information regarding FGL see the remaining section of this report. For additional information regarding FGL, including information in addition to that included in HRG’s SEC reports and public announcements, we direct you to FGL’ announcements and filings made with the SEC, including FGL’ Annual Report on Form 10-K for Fiscal 2016. You should follow and read the SEC filings, press releases and other public statements made by FGL and its representatives, as we expect that they will make additional information available through these channels.
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

Front Street
Front Street, a Delaware corporation and a subsidiary of HRG, holds all of the equity of Front Street Re Ltd., a Bermuda company (“Front Street Bermuda”) and Front Street Cayman, an exempted company incorporated under the laws of the Cayman Islands and subsidiary of HRG. Front Street Bermuda was formed in March 2010 to act as a long-term reinsurer. Front Street Cayman was formed in the Cayman Islands and on October 24, 2012, received from the Cayman Islands Monetary Authority a license to carry on business as an Unrestricted Class “B” Insurer that permits Front Street Cayman to conduct offshore direct and reinsurance business. Front Street Bermuda and Front Street Cayman are parties to reinsurance transactions.
On December 31, 2012, following regulatory approval, Front Street Cayman entered into a coinsurance agreement (the “Cayman Reinsurance Agreement”) with FGL. Pursuant to the Cayman Reinsurance Agreement, Front Street Cayman reinsured a 10% quota share percentage of certain FGL annuity liabilities.
Effective September 17, 2014, FGL entered into a second reinsurance treaty (the “MYGA Treaty”, and together with the Cayman Reinsurance Agreement, the “Reinsurance Agreements with FGL”) with Front Street Cayman whereby FGL ceded 30% of any new business of its multi-year guaranteed deferred annuity (“MYGA”) block of business on a funds withheld basis. This treaty was subsequently terminated as to new business effective April 30, 2015, but remains in effect for policies ceded to Front Street Cayman with an effective date between September 17, 2014 and April 30, 2015. At September 30, 2016 and 2015, Front Street had $978.8 million and $1,058.0 million, respectively, of funds withheld receivables and $1,119.5 million and $1,226.8 million, respectively, of insurance reserves related to the Reinsurance Agreements with FGL.
On December 16, 2013, Front Street Cayman closed a reinsurance treaty with Bankers Life Insurance Company. Under the terms of the treaty, Bankers Life Insurance Company ceded annuity business to Front Street Cayman, on a funds withheld basis. At September 30, 2016 and 2015, Front Street had $125.8 million and $148.3 million, respectively, of funds withheld receivables and $119.0 million and $145.7 million, respectively, of insurance reserves related to this transaction.
On October 31, 2014, Front Street Cayman purchased Ability Re from Ability Re Holdings. The Ability Re acquisition consisted of long-term care reinsurance business. The acquired reinsurance agreements complement Front Street Cayman’s existing in force long-duration insurance liabilities. At September 30, 2016 and 2015, Front Street had $295.6 million and $357.5 million, respectively, of funds withheld receivables and $271.5 million and $348.4 million, respectively, of insurance reserves related to this transaction.
During Fiscal 2015, Front Street Cayman also closed three additional reinsurance transactions with unaffiliated parties. At September 30, 2016 and 2015, Front Street had $250.2 million and $146.3 million, respectively, of funds withheld receivables and $241.3 million and $135.1 million, respectively, of insurance reserves related to these transactions.
Strategy
Front Street was formed with the intention of building a flexible and diversified portfolio of life and annuity reinsurance treaties. Front Street may also conduct hedging and other investment activities. Front Street may, from time to time, selectively pursue other opportunities, including acquisition, and/or disposition opportunities. For Fiscal 2017, Front Street’s business strategy and activities may be impacted by the strategic review process underway at HRG.
Competition
The reinsurance industry is highly competitive. Front Street competes with major reinsurers, most of which are well established and have significant operating histories, strong financial strength ratings and long-standing client relationships. Front Street’s competitors include Athene Life Re Ltd., Global Atlantic Financial Group Limited, Guggenheim Life and Annuity Company, Reinsurance Group of America, Incorporated, Legal & General Reinsurance Company Ltd., and Resolution Life Holdings, Inc., as well as smaller companies and other niche reinsurers. See Part I, Item 1A. “Risk Factors-Risks Related to FGL’s and Front Street’s Businesses- FGL and Front Street operate in highly competitive industries, which could limit their abilities to gain or maintain their respective positions in the industries and could materially adversely affect their business, financial condition and results of operations.”
Employees
As of September 30, 2016, Front Street had four employees. As of September 30, 2016, none of Front Street’s employees were represented by labor unions or covered by collective bargaining agreements. Front Street believes that its overall relationship with its employees is good.

Salus
Salus, a Delaware limited liability company, was established to be a direct originator of secured asset-based loans to the middle market across a variety of industries. In Fiscal 2013 and February 2015, Salus completed a collateralized loan obligation (“CLO”) securitization. As of September 30, 2016, Salus and its co-lender Front Street had asset-based loans with a balance of $35.0 million, net of $11.0 million of allowance for credit losses, excluding the effect of loan participations by FGL.
Strategy
During Fiscal 2016, Salus determined to focus its efforts primarily on collecting on its existing loans and winding down its operations. For Fiscal 2017, Salus expects to continue to execute on its strategy of collecting on its existing loans and winding down its operations; however, it may also pursue other opportunities that it may consider strategically advantageous or complementary to such efforts. Salus’ ability to orderly and efficiently wind-down its business is subject to a number of risks and uncertainties, some which are beyond the control of Salus. See Part I, Item 1A. “Risk Factors-Risks Related to Salus’ Business” for additional information regarding these risks.
Employees
As of September 30, 2016, Salus had 7 employees. As of September 30, 2016, none of Salus’ employees were represented by labor unions or covered by collective bargaining agreements. Salus believes that its overall relationship with its employees is good.

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
As a holding company, our only material assets are our cash on hand, the equity interests in our subsidiaries and other investments. As of September 30, 2016, excluding cash, cash equivalents and investments held by our subsidiaries, we had approximately $172.0 million in cash, cash equivalents and investments. Our principal source of revenue and cash flow is distributions from our subsidiaries. Thus, our ability to service our debt, finance our business and pursue our business objectives is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. For example, while we expect annual interest payments on our debt to be approximately $137.1 million in Fiscal 2017, we currently expect to receive approximately $55.1 million of dividends from our subsidiaries’ distributable earnings in Fiscal 2017. We expect such dividends along with our cash on hand, cash equivalents and investments to exceed our expected cash requirements and to satisfy our interest obligations, and general administrative expenses for at least the next twelve months. Depending on a variety of factors, including the general state of the capital markets, operating needs or business strategies, HRG and its subsidiaries may or may be required to raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or on terms satisfactory to HRG.
Our subsidiaries are and will continue to be separate legal entities, and although they may be wholly-owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise. The boards of directors of our subsidiaries may consider a range of factors and consider their stockholders’ constituencies (including public stockholders) as a whole when making decisions about dividends or other payments. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that are contained in our subsidiaries’ financing agreements, availability of sufficient funds in such subsidiaries and applicable state laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, our liquidity and ability to pursue our business objectives or to take other action that could be beneficial to our businesses, or otherwise fund and conduct our business, could be materially limited.
As an example, our subsidiary Spectrum Brands is a holding company with limited business operations of its own and its main assets are the capital stock of its subsidiaries, principally SBI. The terms of Spectrum Brands’ indebtedness may limit its ability to pay dividends to Spectrum Brands and to us. See Part I, Item IA.“Risk Factors-Risks Related to Spectrum Brands’ Business-SBI’s substantial indebtedness may limit its financial and operating flexibility, and Spectrum Brands may incur additional debt, which could increase the risks associated with its substantial indebtedness” and Part I, Item IA.“Risk Factors-Risks Related to Spectrum Brands’ Business- Restrictive covenants in the SBI Senior Secured Facilities and the SBI Indentures may restrict SBI’s ability to pursue its business strategies.”
Our subsidiary, FGL, is also a holding company with limited business operations of its own. Its main assets are the capital stock of its subsidiaries, which are principally regulated insurance companies, whose ability to pay dividends is limited by applicable insurance laws. Accordingly, FGL’s payment of dividends is dependent, to a significant extent, on the generation of cash flow by its subsidiaries and their ability to make such cash available to FGL, whether by dividend or otherwise. FGL’s subsidiaries may not be able to, or may not be permitted to, make distributions to enable FGL to meet its obligations and pay dividends.

Each subsidiary is a distinct legal entity and legal and contractual restrictions may also limit FGL’s ability to obtain cash from its subsidiaries. See Part I, Item 1.“Business-Our Operating Subsidiaries-FGL-Regulation-Financial Regulation-Dividend and Other Distribution Payment Limitations” in this report. See Part I, Item 1A.“Risk Factors-Risks Related to FGL’s and Front Street’s Businesses-The agreements and instruments governing FGL’s debt contain significant operating and financial restrictions, which may prevent FGL from capitalizing on business opportunities.” As discussed elsewhere herein, while the agreements governing the FGL Merger permit FGL to pay a regular quarterly cash dividend on its Common Stock in an amount not in excess of $0.065 per share, per quarter, FGL may not pay any other dividends without the consent of Anbang. In addition, if the FGL Merger is consummated, while we will receive the proceeds from the sale of our shares of FGL common stock, we will no longer receive dividends from FGL.
In addition, our liquidity and ability to pursue business opportunities may be impacted by the capital needs of our subsidiaries. Such entities may require additional capital to maintain or grow their businesses, make payments on their indebtedness or other commitments, and/or make upstream cash distributions. For example, during Fiscal 2016, we provided various forms of credit support and capital contributions to Compass, which we sold in Fiscal 2016, and Salus.
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
We are exploring strategic alternatives, but there can be no assurance that we will be successful in identifying or completing any strategic alternative or that any such strategic alternative will yield additional value for stockholders.
We have commenced a review of strategic alternatives which could result in, among other things, a merger, a sale or other business combination involving the Company or its assets. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to the business operations and the management teams of HRG and/or its subsidiaries. If we are unable to effectively manage the process, the business, financial condition and results of operations of HRG and/or its subsidiaries could be adversely affected. We also cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control.
We and our subsidiaries may determine not to or may not be successful in identifying and consummating a strategic alternative and/or suitable acquisition, sale, merger or other business opportunity, as applicable.
We and/or one or more of our subsidiaries may not be successful in identifying and consummating a strategic alternative and/or suitable acquisition, sale, merger or other business opportunity, as applicable, at favorable valuations and other terms. Furthermore, any attractive strategic alternatives, acquisition, sale, merger or other business opportunities may be limited or prohibited by applicable regulatory regimes. Any future strategic alternative acquisition, sale, merger or business opportunity may also require a substantial amount of our or our subsidiaries’ management’s time and may be difficult to successfully execute. Any such failure could have a material adverse effect on our or our subsidiaries’ results of operations and financial condition and our or our subsidiaries’ ability to service our respective debt.
Even if we or our subsidiaries do execute a strategic alternative, acquisition, sale, merger or other business opportunity, as applicable, there is no assurance that we or our subsidiaries will be successful in enhancing our or our subsidiaries’ business or financial condition or that such transaction will be successful.
We and our subsidiaries are dependent on certain key personnel.
We and our subsidiaries are dependent upon certain key personnel who have substantial experience and expertise in our industry and the industries of our subsidiaries and have made significant contributions to our growth and success. We are particularly dependent on the skills, experience and efforts of Omar M. Asali, our President and Chief Executive Officer. Mr. Asali has informed us that he plans to leave the Company in Fiscal 2017. See “Item 9B. Other Information” included elsewhere in this report for additional information regarding Mr. Asali’s future departure from the Company. If we are unable to find a suitable replacement for Mr. Asali or if we experience the loss of the services of any of our or our subsidiaries’ key executive officers or other members of senior management, or one or more of our or our subsidiaries’ other key personnel, or the concurrent loss of several of these individuals or any negative public perception with respect to these individuals, could also have a material adverse effect on our business, results of operations and financial condition.
We and our subsidiaries may not be able to attract and retain skilled people.
Our success and our subsidiaries’ success depend, in large part, on our and their ability to attract new personnel, retain and motivate our and their existing employees, and continue to compensate such personnel competitively. Competition for the best personnel in most activities in which we and our subsidiaries engage can be intense, and we may not be able to hire these people or retain them. We recently commenced a process to review strategic alternatives for HRG and/or its assets. Such process may negatively impact our and/or our subsidiaries’ ability to retain or hire key personnel. Our and/or our subsidiaries’ business, financial condition and results of operations could be materially adversely affected if we or they lose any of these persons and are unable to attract and retain qualified replacements.
Our subsidiaries operate in highly-competitive industries, limiting their ability to gain or maintain their positions in their respective industries.
Many of our subsidiaries’ competitors possess greater technical, human, financial and other resources, or more local industry knowledge, or greater access to capital, than our subsidiaries do. These factors may place our subsidiaries at a competitive disadvantage in successfully completing future acquisitions and investments.
Our subsidiaries also face competition from both traditional and new market entrants. See risk factors related to Spectrum and FGL herein.
We and our subsidiaries could consume resources in pursuing strategic alternatives, acquisitions, business opportunities, dispositions, financings or capital market transactions, as applicable, that are not consummated, which could materially adversely affect our business.
We and our subsidiaries anticipate that the investigation of strategic alternatives, acquisition, disposition, financing or capital market transactions, and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments, with respect to such transactions, will require substantial management time and attention and substantial costs for financial advisors, accountants, attorneys and other advisors. If a decision is made not to consummate a specific transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific transaction, we may fail to consummate the transaction for any number of reasons, including those beyond our control. Any such event could consume significant management time and result in a loss to us of the related costs incurred, which could adversely affect our financial position and our business.
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
The Certificate of Designation provides CF Turul LLC (“CF Turul”), an affiliate of funds managed by Fortress Investment Group LLC (“Fortress”), with consent and voting rights with respect to certain of the matters referred to above and certain corporate governance rights.
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
We have a significant amount of indebtedness. As of September 30, 2016, our total outstanding indebtedness was $1.8 billion. As of September 30, 2016, the total liabilities of Spectrum Brands were approximately $5.2 billion, including trade payables. As of September 30, 2016, the total liabilities of FGL were approximately $25.1 billion, including approximately $19.3 billion in annuity contractholder funds, approximately $3.5 billion in future policy benefits, approximately $300.0 million of indebtedness under the FGL Notes and $100.0 million on an unsecured revolving credit facility. As of September 30, 2016, the total liabilities of Salus were approximately $124.1 million. As of September 30, 2016, the total liabilities of HGI Energy were $92.0 million. Our and our subsidiaries’ significant indebtedness and other financing arrangements could have material consequences. For example, they could:

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
Subject to the limitations set forth in the Indentures, we and our subsidiaries may incur additional indebtedness and issue dividend-bearing redeemable equity interests. We may incur substantial additional financial obligations to enable us to execute on our business objectives. These obligations could result in:

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

We and our subsidiaries rely extensively on our information technology (“IT”) systems, networks and services, including Internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or vendors, to assist in conducting our and our subsidiaries’ businesses.
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
We have made significant investments in publicly traded companies. Changes in the market prices of the securities we own, particularly during times of volatility in security prices, can have a material impact on the value of our business.
We have made significant investments in publicly traded companies. Changes in the market prices of the publicly traded securities of these entities could have a material impact on an investor’s perception of the aggregate value of our Common Stock and on the value of the assets we can pledge to creditors for debt financing, which in turn could adversely affect our ability to incur additional debt or finance future acquisitions.
Certain of our stockholders hold a significant portion of our outstanding voting stock; decisions by such stockholders, including the decision to sell their HRG securities, could adversely affect our financial results and liquidity.
Leucadia National Corporation (“Leucadia”) and CF Turul beneficially own a significant portion of our outstanding Common Stock and have appointed representatives to our Board. Because of this, such persons may exercise significant influence over our business and affairs, including over matters submitted to a vote of our stockholders, such as the election of directors, the removal of directors, and approval of significant corporate transactions. This influence and actual control may have the effect of discouraging offers to acquire HRG because any such transaction would likely require the consent of Leucadia and CF Turul. See also Part I, Item 1A.“Risk Factors- Provisions in our organizational documents and applicable regulations may discourage the takeover of our company, may make removal of our management more difficult and may depress our stock price.”
Matters not directly related to us can nevertheless affect Leucadia’s and CF Turul’s respective decisions to maintain, decrease or increase their investments in us. Leucadia and CF Turul may at any time decide to dispose of all or a portion of their investment in us. The sale or other disposition of a certain portion of our voting stock could cause the Company and its subsidiaries to experience a change of control, which may accelerate certain of the Company’s and its subsidiaries’ equity awards and other obligations and/or allow certain counterparties to terminate their agreements. Among other things, such a change of control could result in a “change of control” under the Indentures, requiring us to offer to repurchase our 7.875% Notes or our 7.75% Notes or to redeem our preferred stock from the holders thereof. No assurance can be provided that upon the occurrence of such an event, the Company will be able to obtain the required waivers, repay its indebtedness or secure alternative arrangements. See also Part I, Item IA. Risk Factors-Future sales of substantial amounts of our Common Stock may adversely affect our market price.”
Our officers, directors, stockholders and their respective affiliates may have a pecuniary interest in certain transactions in which we are involved, and may also compete with us.
We have not adopted a policy that expressly prohibits our directors, officers, stockholders or affiliates from having a direct or indirect pecuniary interest in any transaction to which we are a party or have an interest, nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us or our subsidiaries. We have engaged in transactions in which such persons have an interest and, subject to the terms of the Indentures and other applicable covenants in other financing arrangements or other agreements, may in the future enter into additional transactions in which such persons have an interest. In addition, such parties may have an interest in certain transactions such as strategic partnerships or joint ventures in which we are involved, and may also compete with us.

In the course of their other business activities, certain conflicts of interest may arise with respect to HRG, its significant stockholders, affiliates, subsidiaries, and their respective directors, officers and affiliates.
Certain of our and our significant stockholders, affiliates or subsidiaries’ officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to their affiliations with other entities, such persons may have obligations to present potential business opportunities to those entities, which could cause additional conflicts of interest. Accordingly, such persons may not present otherwise attractive business combination opportunities to us, our subsidiaries or investees.
In addition, HRG currently has a number of, and may in the future acquire, additional significant stockholders, affiliates or subsidiaries (“Affiliated Persons”), some of which engage in business dealings with each other and HRG from time to time. As a result, conflicts of interest could arise with respect to transactions involving business dealings between HRG and the Affiliated Persons or between and among the Affiliated Persons, including potential business transactions and business services. It may not be possible to equally favor HRG and its subsidiaries in these business dealings, and the resolution of these conflicts may not always be equally in the best interest of HRG and its subsidiaries, which could have a material effect on HRG’s and one or more of HRG’s subsidiaries’ financial condition and results of operations.
Future dispositions or acquisitions may not require a stockholder vote and may be material to us.
Any future dispositions or acquisitions could be material in size and scope, and our stockholders and potential investors may have limited information about the relevant disposition or acquisition upon which to base a decision whether to invest in our Common Stock. In any event, depending upon the size and structure of any dispositions or acquisitions, stockholders are generally expected to not have the opportunity to vote on the transaction, and may not have access to any information about any new business until the transaction is completed and we file a report with the Commission disclosing the nature of such transaction and/or business. Even if a stockholder vote is required for any future transactions, our amended and restated certificate of incorporation and our restated bylaws allow for our stockholders to approve such transactions by written consent, which may result in only our large stockholders having an opportunity to vote on such transactions.
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

•	a staggered Board, as a result of which only one of the three classes of directors is elected each year;

•	advance notice requirements for nominations for election to our Board, or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	restrictions in our certificate of incorporation that impose limitations on the transfer of our securities, which are intended to protect our net operating losses and other tax attributes;

•	the absence of cumulative voting rights;

•	subject to any special rights of the holders of our preferred stock may have to elect directors, removal of incumbent directors only for cause.
Our amended and restated certificate of incorporation contains provisions that restrict mergers and other business combinations with an “Interested Stockholder” (as defined therein) or that may otherwise have the effect of preventing or delaying a change of control of our company. Our Board has waived the application of this provision to Leucadia and CF Turul. Also see Part I, Item IA. “Risk Related to HRG-HRG and certain of its subsidiaries, including Spectrum Brands and FGL, may not be able to fully utilize their net operating loss and other tax carryforward; restrictions in HRG’s certificate of incorporation intended to protect net operating losses and other tax attributes may limit transfer of HRG’s securities” for the restrictions on certain transfers of our Common Stock.
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
There may be tax consequences associated with our acquisition, investment, holding and disposition of operating businesses and other assets.
We may incur significant taxes in connection with effecting acquisitions or investments, holding, receiving payments from, and operating businesses and other assets and disposing of operating businesses and other assets. Our decisions to make a particular acquisition, sell a particular asset or increase or decrease a particular investment may be based on considerations other than the timing and amount of taxes owed as a result.
HRG and certain of its subsidiaries, including Spectrum Brands and FGL, may not be able to fully utilize their net operating loss and other tax carryforward; restrictions in HRG’s certificate of incorporation intended to protect net operating losses and other tax attributes may limit transfer of HRG’s securities
As of September 30, 2016, HRG and Spectrum Brands had U.S. Federal net operating loss (“NOL”) carryforwards of approximately $1,170.5 million and $758.9 million, respectively that, if unused, will expire through year 2036. HRG and Spectrum Brands had tax benefits related to U.S. state NOL carryforwards of approximately $93.9 million and $60.6 million, respectively, at September 30, 2016, that, if unused, will expire through year 2036. As of September 30, 2016, HRG and Spectrum Brands had U.S. Federal capital loss carryforwards of approximately $322.4 million and $19.8 million, respectively that, if unused, will expire through year 2021; and Spectrum Brands had foreign loss carryforwards of approximately $136.3 million, which will expire beginning in Fiscal 2017. As of September 30, 2016, FGL had a proforma non-life U.S. Federal NOL carryforwards of approximately $133.6 million that, if unused, will expire in years 2026 through 2036 and had capital loss carryforwards of approximately $6.0 million that, if unused, will expire through year 2021. In addition, any future subsidiary that HRG or its subsidiaries may acquire may also have significant Federal, state, local and foreign NOL carryforwards. HRG and Spectrum Brands have established valuation allowances for these deferred tax assets, based on their assessments of the amounts of deferred tax assets that are not more-likely-than-not to be realizable. In addition, FGL has established a full valuation allowance for net deferred tax assets related to its non-life subsidiaries.
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
In order to reduce the likelihood that future transactions in our Common Stock will result in an ownership change under Section 382 of the Code (“Section 382”), on July 13, 2015, following receipt of stockholder approval, we filed an amendment to our amended and restated certificate of incorporation (the “Charter”). The Charter amendment is designed to reduce the likelihood of an “ownership change” under U.S. federal tax laws by restricting certain direct and indirect acquisitions and dispositions of our Common Stock. The restrictions imposed under the amendment apply to any direct and indirect holders of, or persons who would become holders of, 4.9% or more of our Common Stock (and certain other interests in the Company that are treated as stock for U.S. federal tax purposes). As of July 13, 2015, which is the date of the adoption of the Charter amendment, any direct or indirect transfer of our shares of Common Stock (or such other Company securities) in violation of the restrictions will be void as of the date of the purported transfer as to the purported transferee, and the purported transferee will not be recognized as the owner of such securities for any purpose, including for purposes of voting and receiving dividends or other distributions. These restrictions may adversely affect the ability of certain holders of our Common Stock to dispose of or acquire shares of our Common Stock and may have an adverse impact on the liquidity of our Common Stock generally.
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
In connection with its consideration of the Charter transfer restrictions, the Board has provided to CF Turul, the beneficial owner of 16.4% of our issued and outstanding Common Stock as of November 8, 2016, its approval, as required under the Charter transfer restrictions, to make, subject to specified limitations and other terms and conditions, one or more distributions of our shares of Common Stock on a substantially pro rata basis to the members of CF Turul and by such members and their affiliates to the ultimate owners who are not entities sponsored or organized by Fortress Investment Group LLC (such person each, a “Specified Holder”). In addition, the Board has also provided the funds affiliated with HCP, which were at the time a Specified Holder and the beneficial owner of approximately 10.3% of our issued and outstanding Common Stock, its approval, as required under the Charter transfer restrictions, to sell, subject to specified limitations and other terms and conditions, the shares of Common Stock that HCP held. It is our understanding that as of the date of this report HCP has disposed of a substantial amount of their stock and is no longer a Specified Holder.
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
We may in the future discover areas of our internal controls that need improvement, particularly with respect to our or our subsidiaries or businesses that we or our subsidiaries may acquire in the future, and newly formed businesses or entities. For instance, Compass has only recently transitioned to a stand-alone independent company with, among other things, its own reporting process and internal controls over financial reporting, and certain of our less significant subsidiaries may become more material to us and may have a greater impact on the effectiveness of our controls if the FGL Merger is consummated. We cannot be certain that we or our subsidiaries will develop, implement, and maintain adequate internal controls over financial reporting in the future.
In addition, we or our subsidiaries may acquire an entity that was not previously subject to U.S. public company requirements or did not previously prepare financial statements in accordance with the United States Generally Accepted Accounting Principles

(“U.S. GAAP”) or is not in compliance with the requirements of the Sarbanes-Oxley Act of 2002 or other public company reporting obligations applicable to such entity directly or through us. We or our subsidiaries may incur significant additional costs in order to ensure, that after such acquisition, HRG or our subsidiaries continue to comply with the requirements of the Sarbanes-Oxley Act of 2002 and its other public company requirements, which, in turn, would reduce our earnings and negatively affect our liquidity or cause us to fail to meet our or our subsidiaries reporting obligations. In addition, development of an adequate financial reporting system and the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act of 2002 may increase the time and costs necessary to complete any such acquisition or cause us or our subsidiaries to fail to meet our reporting obligations. To the extent any of these newly-acquired entities or any existing entities have deficiencies in their internal controls, it may impact our internal controls.
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
In 2011 and 2012, concern over sovereign debt in Greece, Spain, Italy and certain other European Union countries caused significant fluctuations of the Euro, relative to other currencies, such as the U.S. Dollar. Criticism of excessive national debt among certain European Union countries has led to credit downgrades of the sovereign debt of several countries in the region, and uncertainty about the future status of the Euro. Destabilization of the European economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending and demand for our subsidiary Spectrum Brands’ products. Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, economic issues, such as reduced economic growth and devaluation of the Euro against the U.S. Dollar, any of which could adversely affect our and each of our subsidiaries’ business, financial condition and operating results. See the risk factor entitled “Spectrum Brands faces risks relating to the United Kingdom’s 2016 referendum, which called for its exit from the European Union” in this Form 10-K.
Additionally, a slowing of improvement or a return to deteriorating business and economic conditions could have one or more of the following adverse effects, in particular, on Salus’ business: a decrease in net interest income derived from Salus’ lending and investment activities, as applicable; a decrease in the value of Salus’ assets, including the value of assets pledged as collateral by Salus’ borrowers, as applicable; an impairment of certain intangible assets, such as goodwill; and an increase in the number of borrowers and counterparties who become delinquent, file for protection under bankruptcy laws or default on its loans or other obligations to Salus, as applicable. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses and valuation adjustments on Salus’ loans, as applicable, which may negatively impact Salus’ ability to wind down its operations in an orderly manner.
We may issue additional shares of common stock or preferred stock which would dilute the interests of our stockholders and could present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of November 17, 2016, we had 200,908,522 shares of our common stock outstanding.

In addition, as of November 17, 2016, we have 9,065,477 shares of common stock remaining for issuance pursuant to the HRG Group, Inc. 2011 Omnibus Equity Award Plan (formerly, Harbinger Group Inc. 2011 Omnibus Equity Award Plan, as amended (the “2011 Plan”)) and 1,200,000 shares of common stock remaining for issuance pursuant to the Harbinger Group Inc. 2014 Warrant Plan.
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

•
reaction of the market to our announcement of any future acquisitions, dispositions, or other business opportunities by us or our subsidiaries, including the Company’s review of strategic alternatives and the timing and status of the FGL Merger;

•	the public’s reaction to our and/or our subsidiaries’ press releases, our other public announcements and our filings with the Commission;

•	changes in general economic conditions;

•	actions of our historical equity investors, including sales of common stock by our significant stockholders, our directors and our executive officers; and

•	actions by institutional investors or our significant stockholders trading in our stock.
In addition, the trading price of our Common Stock could be subject to fluctuations in response to a number of factors that affect the volatility of the common stock of any of our subsidiaries, such as Spectrum Brands and FGL, which are publicly traded.
Future sales of substantial amounts of our Common Stock may adversely affect our market price.
We have granted registration rights to Leucadia and CF Turul and certain of their transferees under a registration rights agreement, to facilitate the resale of their shares of our Common Stock. Under this registration rights agreement, Leucadia and CF Turul, and certain of their transferees have the right, subject to certain conditions, to require us to register the sale of their shares or their permitted transferees’ shares under the federal securities laws. By exercising their registration rights, and selling all or a portion of their shares, Leucadia and CF Turul and their permitted transferees could cause the prevailing market price of our Common Stock to decline. We have filed several registration statements on Form S-3 that have registered the sale of a substantial amount of our Common Stock, from time to time, in secondary offerings by the stockholders listed therein. Furthermore, the shares of our Common Stock owned by Leucadia and CF Turul may also be sold in the public market under Rule 144 of the Securities Act. We have, in the past, issued a substantial amount of shares of preferred stock, the majority of which were subsequently converted into shares of our Common Stock. We may issue a substantial amount of preferred stock in the future. If these rights are exercised in full, it might adversely affect the market price of our Common Stock.
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
Spectrum Brands’ primary sources of cash are dividends and distributions with respect to its ownership interests in its subsidiaries that are derived from their earnings and cash flow. Spectrum Brands’ and SBI’s subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. Spectrum Brands’ and SBI’s subsidiaries’ payments to their respective parent will be contingent upon their earnings, upon other business considerations and compliance with the terms of SBI’s indebtedness.
SBI substantial indebtedness may limit its financial and operating flexibility, and Spectrum Brands may incur additional debt, which could increase the risks associated with its substantial indebtedness.
SBI has, and expects to continue to have, a significant amount of indebtedness. As of September 30, 2016, SBI had total indebtedness under senior secured facilities (the “SBI Senior Secured Facilities”), notes (the “SBI Notes”) and other debt instruments of approximately $3.7 billion. SBI’s substantial indebtedness has had, and could continue to have, material adverse consequences for its business, and may:

•
require Spectrum Brands to dedicate a large portion of its cash flow to pay principal and interest on its indebtedness, which will reduce the availability of its cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;

•	increase its vulnerability to general adverse economic and industry conditions;

•	limit its flexibility in planning for, or reacting to, changes in its business and the industry in which Spectrum Brands operates;

•	restrict its ability to make strategic acquisitions, dispositions or to exploit business opportunities;

•	place Spectrum Brands at a competitive disadvantage compared to its competitors that have less debt; and
limit its ability to borrow additional funds (even when necessary to maintain adequate liquidity) or dispose of assets.
Under the SBI Senior Secured Facilities and indentures governing the SBI Notes (together, the “SBI Indentures”), SBI may incur additional indebtedness. If new debt is added to its existing debt levels, the related risks that Spectrum Brands now faces would increase.
Furthermore, a portion of SBI’s debt bears interest at variable rates. If market interest rates increase, the interest rate on SBI’s variable rate debt will increase and will create higher debt service requirements, which would adversely affect SBI’s cash flow and could adversely impact SBI’s results of operations. While SBI may enter into agreements limiting SBI’s exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.
Restrictive covenants in the SBI Senior Secured Facilities and the SBI Indentures may restrict SBI’s ability to pursue its business strategies.
The SBI Senior Secured Facilities and the SBI Indentures each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The SBI Senior Secured Facilities and the SBI Indentures also contain customary events of default. These covenants could, among other things, limit SBI’s ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of its assets and opportunities fully. In addition, the SBI Senior Secured Facilities and the SBI Indentures require SBI to dedicate a portion of cash flow from operations to payments on debt and also contain borrowing restrictions based on, among other things, Spectrum Brands’ fixed charge coverage ratio. Furthermore, the credit agreement governing the SBI Senior Secured Facilities contains a financial covenant relating to maximum leverage. Such requirements and covenants could limit the flexibility of SBI’s restricted entities in planning for, or reacting to, changes in the industries in which they operate. SBI’s ability to comply with these covenants is subject to certain events outside of its control. If SBI is unable to comply with these covenants, the lenders under the SBI Senior Secured Facilities could terminate their commitments and the lenders under the SBI Senior Secured Facilities or the holders of the SBI Notes could accelerate repayment of SBI’ outstanding borrowings and, in either case, SBI may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms or at all. If SBI is unable to repay outstanding borrowings when due, the lenders under the SBI Senior Secured Facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If SBI’s obligations under the SBI Senior Secured Facilities are accelerated, SBI cannot assure you that its assets would be sufficient to repay in full such indebtedness.
The sale or other disposition by HRG, the holder of a majority of the outstanding shares of Spectrum Brands’ common stock, to non-affiliates of a sufficient amount of the common stock of Spectrum Brands would constitute a change of control under the agreements governing Spectrum Brands’ debt.
HRG owns a majority of the outstanding shares of the common stock of Spectrum Brands. The sale or other disposition by HRG to non-affiliates of a sufficient amount of the common stock of Spectrum Brands could constitute a change of control under certain of the facilities governing Spectrum Brands’ debt, including any foreclosure on or sale of Spectrum Brands’ common stock pledged as collateral by HRG pursuant to the indenture governing HRG’s 7.875% Senior Secured Notes due 2019. Under the SBI’s Senior Secured Facilities, a change of control is an event of default and, if a change of control were to occur, Spectrum Brands would be required to amend these agreements to avoid a default. If Spectrum Brands was unable to amend these facilities, the lenders could accelerate the maturity of any outstanding debt under these facilities. In addition, under the SBI Indentures, upon a change of control of Spectrum Brands, SBI is required to offer to repurchase the SBI Notes from the holders at a price equal to 101% of the principal amount of the SBI Notes plus accrued interest or obtain a waiver of default from the holders of such notes. If SBI is unable to make the change of control offer, or to obtain a waiver of default, it would be an event of default under the SBI Indentures that could allow holders of such notes to accelerate the maturity of the SBI Notes.
Spectrum Brands faces risks related to the current economic environment.
The economic environment and related turmoil in the global financial system in recent years had an impact on Spectrum Brands’ business and financial condition, and Spectrum Brands may face additional challenges if economic and financial market conditions deteriorate in the future.
Global economic conditions have significantly impacted economic markets within certain sectors, with financial services and retail businesses being particularly impacted. Spectrum Brands’ ability to generate revenue depends significantly on discretionary consumer spending. It is difficult to predict new general economic conditions that could impact consumer and customer demand for Spectrum Brands’ products or Spectrum Brands’ ability to manage normal commercial relationships with its customers, suppliers and creditors. A number of negative economic factors, including constraints on the supply of credit to households, uncertainty and weakness in the labor market and general consumer fears of a new economic downturn could have a negative impact on discretionary consumer spending. If the economy deteriorates or fails to further improve, Spectrum Brands’ business could be negatively impacted, including as a result of reduced demand for its products or supplier or customer disruptions. Any weakness in discretionary consumer spending could have a material adverse effect on Spectrum Brands’ revenues, results of operations and financial condition. In addition, Spectrum Brands’ ability to access the capital markets may be restricted at a time when it could be necessary or beneficial to do so, which could have an impact on Spectrum Brands’ flexibility to react to changing economic and business conditions.
In the last few years, concern over continuing high unemployment, stagnant economic performance and government debt levels in many European Union countries caused significant fluctuations of the Euro relative to other currencies, such as the U.S. Dollar. Continued weakness of the European economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending and demand for our products. Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, economic issues such as reduced economic growth and devaluation of the Euro against the U.S. Dollar, any of which could adversely affect Spectrum Brands’ business, financial conditions and operating results. Moreover, risks related to the United Kingdom’s 2016 referendum to exit the European Union could exacerbate the foregoing risks and create additional uncertainty for Spectrum Brands’ business. See the risk factor entitled “Spectrum Brands faces risks relating the United Kingdom’s 2016 referendum, which called for its exit from the European Union” in this form 10-K.
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

•
In some key product lines, Spectrum Brands’ competitors may have lower production costs and higher profit margins than Spectrum Brands, which may enable them to compete more aggressively in offering retail discounts, rebates and other promotional incentives.

•	Technological advancements, product improvements or effective advertising campaigns by competitors may weaken consumer demand for Spectrum Brands’ products.

•	Consumer purchasing behavior may shift to distribution channels, including to online retailers, where Spectrum Brands and its customers do not have a strong presence.

•	Consumer preferences may change to lower margin products or products other than those that Spectrum Brands markets.

•
Spectrum Brands may not be successful in the introduction, marketing and manufacture of any new products or product innovations or be able to develop and introduce, in a timely manner, innovations to its existing products that satisfy customer needs or achieve market acceptance.

In the consumer battery product category, Spectrum Brands’ primary competitors are Duracell (a brand of Berkshire Hathaway), Energizer and Panasonic (a brand of Matsushita). In the personal care product category, Spectrum Brands’ primary competitors are Braun (a licensed brand of Procter & Gamble), Norelco (a brand of Philips), and Conair, Wahl, and Helen of Troy. In PET business, Spectrum Brands’ primary competitors are Central Garden & Pet, Mars and Hartz. In the H&G business, Spectrum Brands’ principal national competitors are Scotts, Central Garden & Pet and S.C. Johnson. Spectrum Brands’ principal national competitors within Spectrum Brands’ small appliances product category include Newell Brands, DeLonghi America, SharkNinja (f/k/a Euro-Pro Operating LLC), NACCO Industries, Inc. and SEB S.A. In the HHI business, Spectrum Brands’ principal competitors are Fortune Brands, Allegion, Masco, Kohler and American Standard. In the GAC business, Spectrum Brands’ primary competitors are Valvoline, Prestone, Turtle Wax, Black Magic, Energizer and store brands.
In addition, in a number of Spectrum Brands’ product lines, Spectrum Brands competes with its retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products. Significant new competitors or increased competition from existing competitors may adversely affect Spectrum Brands’ business, financial condition and results of Spectrum Brands’ operations.
Some competitors may be willing to reduce prices and accept lower profit margins to compete with Spectrum Brands. As a result of this competition, Spectrum Brands could lose market share and sales, or be forced to reduce its prices to meet competition. If Spectrum Brands’ product offerings are unable to compete successfully, Spectrum Brands’ sales, results of operations and financial condition could be materially and adversely affected. In addition, Spectrum Brands may be unable to implement changes to its products or otherwise adapt to changing consumer trends. If Spectrum Brands is unable to respond to changing consumer trends, its operating results and financial condition could be adversely affected.
Spectrum Brands faces risks relating to the United Kingdom’s 2016 referendum, which called for its exit from the European Union.
The announcement of the referendum regarding the United Kingdom’s (“UK”) membership in the European Union (“EU”) on June 23, 2016 (referred to as “Brexit”), advising for the exit of the UK from the EU, has adversely impacted global markets and foreign currencies. In particular, the value of the Pound Sterling has sharply declined as compared to the US Dollar and other currencies. This volatility in foreign currencies is expected to continue as the UK negotiates and executes its exit from the EU, but there is uncertainty over what time period this will occur. A significantly weaker Pound Sterling compared to the US Dollar could have a significant negative effect on Spectrum Brands’ business, financial condition and results of operations. The decrease in value to the Pound Sterling and impacts across global markets and foreign currencies may influence trends in consumer confidence and discretionary spending habits, but given the lack of precedent and uncertainty, it is unclear how the implications will affect Spectrum Brands.
The UK is expected to remain a member of the EU for some period of time and there is generally not expected to be any immediate change in either EU or UK law as a consequence of the “leave” vote. However, Spectrum Brands can provide no assurances that such consequences will not occur. Negotiations will commence to determine the future terms of the UK relationship with the EU, including, among other things, the terms of trade between the UK and the EU. The effects of Brexit will depend on many factors, including any agreements that the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit and others we cannot anticipate, could materially and adversely affect Spectrum Brands’ business, business opportunities, results of operations, financial condition, liquidity and cash flows.
Sales of certain of Spectrum Brands’ products are seasonal and may cause its operating results and working capital requirements to fluctuate.
On a consolidated basis Spectrum Brands’ financial results are approximately equally weighted across its fiscal quarters, however, sales of certain product categories tend to be seasonal. Sales from Spectrum Brands’ GBA product line, primarily from consumer battery and electric personal care product categories tend to increase during the December holiday season (Spectrum Brands’ first fiscal quarter), while small appliances sales increase from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales (Spectrum Brands’ fourth fiscal quarter) and in December for the holiday season. Sales from Spectrum Brands’ HHI product line primarily increase during the spring and summer construction period (Spectrum Brands’ third and fourth fiscal quarters). Sales from Spectrum Brands’ PET product line remain fairly consistent throughout the year with little variation. Sales from Spectrum Brands’ H&G product line and GAC product line typically peak during the first six months of the calendar year (Spectrum Brands’ second and third fiscal quarters) due to customer seasonal purchasing patterns and timing of promotional activities. As a result of this seasonality, Spectrum Brands’ inventory and working capital needs fluctuate significantly throughout the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If Spectrum Brands is unable to accurately forecast and prepare for customer orders or its working capital needs, or there is a general downturn in business or economic conditions during these periods, Spectrum Brands’ business, financial condition and results of operations could be materially and adversely affected.
Adverse weather conditions during Spectrum Brands’ peak selling seasons for its home and garden control and auto care products could have a material adverse effect on its home and garden business and auto care business.
Weather conditions have a significant impact on the timing and volume of sales of certain of Spectrum Brands’ lawn and garden and household insecticide and repellent products. For example, periods of dry, hot weather can decrease insecticide sales, while periods of cold and wet weather can slow sales of herbicides. Adverse weather conditions during the first six months of the calendar year (Spectrum Brands’ second and third fiscal quarters), when demand for home and garden control products typically peaks, could have a material adverse effect on Spectrum Brands’ home and garden business and its financial results during such period. Weather can also influence customer behavior for Spectrum Brands’ auto care products, especially with appearance and A/C recharge products, which sell best during warm, dry weather. There could be a material adverse effect on the auto care segment if the weather is cold or wet, during the spring and summer seasons when demand for Spectrum Brands’ auto care products typically peaks.
Spectrum Brands is subject to significant international business risks that could hurt its business and cause its results of operations to fluctuate.
Approximately 36% of Spectrum Brands’ net sales for Fiscal 2016 were to customers outside of the U.S. Spectrum Brands’ pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Spectrum Brands’ international operations are subject to risks including, among others:

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
As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of Spectrum Brands’ sales are attributable to a limited group of customers. Spectrum Brands’ largest customer, Wal-Mart, accounted for approximately 15% of its consolidated net sales for Fiscal 2016. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.
Although Spectrum Brands has long-established relationships with many of its customers, Spectrum Brands does not have long-term agreements with them and purchases are generally made through the use of individual purchase orders. Any significant reduction in purchases, failure to obtain anticipated orders or delays or cancellations of orders by any of these major customers, or significant pressure to reduce prices from any of these major customers, could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations. Additionally, a significant deterioration in the financial condition of the retail industry in general, the bankruptcy of any of Spectrum Brands’ customers or any of Spectrum Brands’ customers ceasing operations could have a material adverse effect on Spectrum Brands’ sales and profitability.
As a result of retailers maintaining tighter inventory control, Spectrum Brands faces risks related to meeting demand and storing inventory.
As a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase products on a “just-in-time” basis. Due to a number of factors, including (i) manufacturing lead-times, (ii) seasonal purchasing patterns and (iii) the potential for material price increases, Spectrum Brands may be required to shorten its lead-time for production and more closely anticipate its retailers’ and customers’ demands, which could in the future require Spectrum Brands to carry additional inventories and increase its working capital and related financing requirements. This may increase the cost of warehousing inventory or result in excess inventory becoming difficult to manage, unusable or obsolete. In addition, if Spectrum Brands retailers significantly change their inventory management strategies, Spectrum Brands may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are cancelling orders or returning products, which may have a material adverse effect on its business.
Furthermore, Spectrum Brands primarily sells branded products and a move by one or more of its large customers to sell significant quantities of private label products, which Spectrum Brands does not produce on their behalf and which directly compete with Spectrum Brands products, could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.
As a result of its international operations, Spectrum Brands faces a number of risks related to exchange rates and foreign currencies.
Spectrum Brands’ international sales and certain of its expenses are transacted in foreign currencies. During Fiscal 2016, approximately 36% of Spectrum Brands’ net sales and operating expenses were denominated in foreign currencies. Spectrum Brands expects that the amount of its revenues and expenses transacted in foreign currencies will increase as its Latin American, European and Asian operations grow and as a result of acquisitions in these markets and, as a result, its exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect Spectrum Brands’ cost of goods sold and its operating margins and could result in exchange losses or otherwise have a material effect on Spectrum Brands’ business, financial condition and results of operations. Changes in currency exchange rates may also affect Spectrum Brands’ sales to, purchases from, and loans to, its subsidiaries, as well as sales to, purchases from, and bank lines of credit with, its customers, suppliers and creditors that are denominated in foreign currencies.
Spectrum Brands sources many products from China and other Asian countries. To the extent the Chinese Renminbi (“RMB”) or other currencies appreciate with respect to the U.S. dollar, Spectrum Brands may experience fluctuations in Spectrum Brands’ results of operations. Since 2005, the RMB has no longer been pegged to the U.S. dollar at a constant exchange rate and instead fluctuates versus a basket of currencies. Although the People’s Bank of China has historically intervened in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future Chinese authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.
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
Spectrum Brands is subject to three EU Directives that may have a material impact on its business: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RUHSEEE”); Waste Electrical and Electronic Equipment (“WEEE”); and the Directive on Batteries and Accumulators and Waste Batteries (“DBAWB”), discussed below. RUHSEEE requires Spectrum Brands to eliminate specified hazardous materials from products it sells in EU member states. WEEE requires Spectrum Brands to collect and treat, dispose of or recycle certain products it manufactures or imports into the EU at its own expense. The EU DBAWB bans heavy metals in batteries by establishing maximum quantities of heavy metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers such as Spectrum Brands. The costs associated with maintaining compliance or failing to comply with the EU Directives may harm Spectrum Brands’ business. For example:

•
Although contracts with its suppliers address related compliance issues, Spectrum Brands may be unable to procure appropriate RUHSEEE- compliant material in sufficient quantity and quality and/or be able to incorporate it into its product procurement processes without compromising quality and/or harming its cost structure.

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
To establish and protect its intellectual property rights, Spectrum Brands relies upon a combination of national, foreign and multi-national patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual arrangements. The measures that Spectrum Brands takes to protect its intellectual property rights may prove inadequate to prevent third parties from infringing or misappropriating its intellectual property. Spectrum Brands may need to resort to litigation to enforce or defend its intellectual property rights. If a competitor or collaborator files a patent application claiming technology also claimed by Spectrum Brands, or a trademark application claiming a trademark, service mark or trade dress also used by Spectrum Brands, in order to protect Spectrum Brands’ rights, Spectrum Brands may have to participate in expensive and time consuming opposition or interference proceedings before the U.S. Patent and Trademark Office or a similar foreign agency. Similarly, its intellectual property rights may be challenged by third parties or invalidated through administrative process or litigation. The costs associated with protecting intellectual property rights, including litigation costs, may be material. Furthermore, even if Spectrum Brands’ intellectual property rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of Spectrum Brands’ intellectual property rights, or its competitors may independently develop technologies that are substantially equivalent or superior to its technology. Obtaining, protecting and defending intellectual property rights can be time consuming and expensive, and may require Spectrum Brands to incur substantial costs, including the diversion of the time and resources of management and technical personnel.
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
In Spectrum Brands’ GBA product line, Spectrum Brands licenses the use of the Black and Decker brand for marketing in certain small household appliances in North America, South America (excluding Brazil) and the Caribbean. In July 2014, BDC extended the license agreement through December 2018. The failure to renew the license agreement with BDC or to enter into a new agreement on acceptable terms for the period following December 2018 could have a material adverse effect on Spectrum Brands’ financial condition, liquidity and results of operations. Additionally, in connection with Spectrum Brands’ acquisition of the HHI Business, pursuant to a transitional trademark license agreement, Stanley Black and Decker granted Spectrum Brands the right to use the “Stanley” and “Black and Decker” marks and logos, and certain other marks and logos, for up to five years after the completion of the acquisition in connection with certain products and services. When Spectrum Brands’ right to use these trademarks, brand names and logos expires, Spectrum Brands may not be able to maintain or enjoy comparable name recognition or status under its new brand. If Spectrum Brands is unable to successfully manage the transition of its business to its new brand, Spectrum Brands’ reputation among its customers could be adversely affected, and its revenue and profitability could decline.
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
Spectrum Brands sells a significant number of products that are manufactured by third party suppliers over which it has no direct control. While Spectrum Brands has implemented processes and procedures to try to ensure that the suppliers it uses are complying with all applicable regulations, there can be no assurances that such suppliers in all instances will comply with such processes and procedures or otherwise with applicable regulations. Noncompliance could result in Spectrum Brands’ marketing and distribution of contaminated, defective or dangerous products which could subject it to liabilities and could result in the imposition by governmental authorities of procedures or penalties that could restrict or eliminate its ability to purchase products. Any or all of these effects could adversely affect Spectrum Brands’ business, financial condition and results of operations.
In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act includes provisions regarding certain minerals and metals, known as conflict minerals, mined from the Democratic Republic of Congo and adjoining countries. These provisions require companies to undertake due diligence procedures and report on the use of conflict minerals in its products, including products manufactured by third parties. Compliance with these provisions will cause Spectrum Brands to incur costs to certify that its supply chain is conflict free and Spectrum Brands may face difficulties if its suppliers are unwilling or unable to verify the source of their materials. Spectrum Brands’ ability to source these minerals and metals may also be adversely impacted. In addition, Spectrum Brands’ customers may require that it provides them with a certification and its inability to do so may disqualify it as a supplier.
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
Risk of environmental liability is inherent in Spectrum Brands’ business. As a result, material environmental costs may arise in the future. In particular, Spectrum Brands may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, such as the EU Directives: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed above. Spectrum Brands’ international operations may expose Spectrum Brands to risks related to compliance with the laws and regulations of foreign countries. See Part I, Item 1A. “Risk Factors-Risks Related to Spectrum Brands’ Business- Spectrum Brands’ international operations may expose Spectrum Brands to risks related to compliance with the laws and regulations of foreign countries” in this report.
Moreover, there are adopted and proposed international accords and treaties, as well as federal, state and local laws and regulations that would attempt to control or limit the causes of climate change, including the effect of greenhouse gas emissions on the environment. In the event that the U.S. government or foreign governments enact new climate change laws or regulations or make changes to existing laws or regulations, compliance with applicable laws or regulations may result in increased manufacturing costs for Spectrum Brands’ products, such as by requiring investment in new pollution control equipment or changing the ways in which certain of its products are made. Spectrum Brands may incur some of these costs directly and others may be passed on to it from its third-party suppliers. Although Spectrum Brands believes that it is substantially in compliance with applicable environmental laws and regulations at its facilities, Spectrum Brands may not always be in compliance with such laws and regulations or any new laws and regulations in the future, which could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.
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
In addition, in connection with certain business acquisitions, Spectrum Brands has assumed, and in connection with future acquisitions may assume in the future, certain potential environmental liabilities. To the extent Spectrum Brands has not identified such environmental liabilities or to the extent the indemnifications obtained from Spectrum Brands’ counterparties are insufficient to cover such environmental liabilities, these environmental liabilities could have a material adverse effect on Spectrum Brands’ business.

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
Spectrum Brands actual or perceived failure to adequately protect personal data could adversely affect its business, financial condition and results of operations.
A variety of state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. Compliance with these laws and regulations can be costly and can delay or impede the development of new products.
Spectrum Brands historically has relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework under Directive 95/46/EC (commonly referred to as the “Data Protection Directive”) agreed to by the U.S. Department of Commerce and the EU. The U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., recently was invalidated by a decision of the European Court of Justice (or the “ECJ”).
On July 12, 2016, the European Commission adopted the EU-U.S. Privacy Shield, which provides a framework for the transfer of personal data of EU data subjects, and on May 4, 2016, the EU General Data Protection Regulation (“GDPR”), which will replace Directive 95/46/EC, was formally published. The GDPR will go into effect on May 25, 2018 and as a regulation as opposed to a directive will be directly applicable in EU member states. Among other things, the GDPR applies to data controllers and processors outside of the EU whose processing activities relate to the offering of goods or services to, or monitoring the behavior within the EU of, EU data subjects.
In light of these developments, Spectrum Brands is reviewing its business practices and may find it necessary or desirable to make changes to our personal data handling to cause our transfer and receipt of EEA residents’ personal data to be legitimized under applicable European law. The regulation of data privacy in the EU continues to evolve, and it is not possible to predict the ultimate content, and therefore the effect, of data protection regulation over time.
Spectrum Brands’ actual or alleged failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement actions and significant penalties against Spectrum Brands, which could result in negative publicity, increase Spectrum Brands’ operating costs, subject Spectrum Brands to claims or other remedies and have a material adverse effect on Spectrum Brands’ business, financial condition, and results of operations.
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
Approximately 14% of Spectrum Brands’ total labor force is covered by collective bargaining agreements. There are 4 collective bargaining agreements that will expire during Fiscal 2016, which cover approximately 38% of the labor force under collective bargaining agreements, or approximately 5% of Spectrum Brands’ total labor force. While Spectrum Brands currently expects to negotiate continuations to the terms of these agreements, there can be no assurances that it will be able to obtain terms that are satisfactory to it or otherwise to reach agreement at all with the applicable parties. In addition, in the course of its business, Spectrum Brands may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under its current collective bargaining agreements. Spectrum Brands’ increased exposure to collective bargaining agreements, whether on terms more or less favorable than its existing collective bargaining agreements, could adversely affect the operation of Spectrum Brands’ business, including through increased labor expenses. While Spectrum Brands intends to comply with all collective bargaining agreements to which it is subject, there can be no assurances that Spectrum Brands will be able to do so and any noncompliance could subject it to disruptions in its operations and materially and adversely affect its results of operations and financial condition.
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
Spectrum Brands’ information technology systems are susceptible to security breaches, operational data loss, general disruptions in functionality, and may not be compatible with new technology. Spectrum Brands depends on its information technology systems for the effectiveness of its operations and to interface with its customers, as well as to maintain financial records and accuracy. Disruption or failures of Spectrum Brands’ information technology systems could impair its ability to effectively and timely provide its services and products and maintain its financial records, which could damage its reputation and have a material adverse effect on Spectrum Brands’ business.
Spectrum Brands’ acquisition and expansion strategy may not be successful.
Spectrum Brands’ growth strategy is based in part on growth through acquisitions, which poses a number of risks. Spectrum Brands may not be successful in identifying appropriate acquisition candidates, consummating acquisitions on satisfactory terms or integrating any newly acquired or expanded business with its current operations. Spectrum Brands may issue additional equity, incur long-term or short-term indebtedness, spend cash or use a combination of these for all or part of the consideration paid in future acquisitions or expansion of its operations. The execution of Spectrum Brands’ acquisition and expansion strategy could entail repositioning or similar actions that in turn require Spectrum Brands to record impairments, restructuring and other charges. Any such charges would reduce Spectrum Brands’ earnings. Spectrum Brands cannot guarantee that any future business acquisitions will be pursued or that any acquisitions that are pursued will be consummated.
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

As a result of business acquisitions, Spectrum Brands may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect Spectrum Brands’ business and require Spectrum Brands to incur substantial additional costs to recruit replacement personnel.
Spectrum Brands is highly dependent on the continuing efforts of its senior management team and other key personnel. As a result of business acquisitions, Spectrum Brands’ current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect Spectrum Brands’ ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could have a material adverse effect on Spectrum Brands’ business. In addition, Spectrum Brands currently does not maintain “key person” insurance covering any member of its management team.
If any of Spectrum Brands’ key personnel or those of Spectrum Brands’ acquired businesses were to join a competitor or form a competing company, existing and potential customers or suppliers could choose to form business relationships with that competitor instead of Spectrum Brands. There can be no assurance that confidentiality, non-solicitation, non-competition or similar agreements signed by former directors, officers, employees or stockholders of Spectrum Brands, Spectrum Brands’ acquired businesses or its transactional counterparties will be effective in preventing a loss of business.
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
A change in governmental regulations regarding the use of refrigerant gas R-134a or its potential future substitutes could have a material adverse effect on Spectrum Brands’ ability to sell its aftermarket A/C products.
The refrigerant R-134a is critical component of Spectrum Brands’ aftermarket A/C products and is used in products which comprised approximately 34% of GAC’s net sales, or approximately 3% of Spectrum Brands’ net sales, in Fiscal 2016. Older generation refrigerants such as R-12 (Freon) have been regulated for some time in the United States and elsewhere, due to concerns about their potential to contribute to ozone depletion. In recent years, refrigerants such as R-134a, which is an approved substitute for R-12, have also become the subject of regulatory focus due to their potential to contribute to global warming.
The European Union has passed regulations that require the phase out of R-134a in automotive cooling systems in new vehicles by 2017. In the United States, Spectrum Brands has reported that it cannot predict what future action, if any, the EPA will take on the regulation of R-134a. But based on currently available information, it believes that it would take some time for suitable alternatives to R-134a to come into full scale commercial production and therefore such alternatives would not be readily available for wide spread use in new car models. If the future use of R-134a is phased out or is limited or prohibited in jurisdictions in which Spectrum Brands does business, the future market for GAC’s products containing R-134a may be limited, which could have a material adverse impact on Spectrum Brands’ results of operations, financial condition, and cash flows.
In addition, regulations may be enacted governing the packaging, use and disposal of Spectrum Brands’ products containing refrigerants. For example, regulations are currently in effect in California that govern the sale and distribution of products containing R-134a. While Spectrum Brands has reported that it is not aware of any noncompliance with such regulations, its failure to comply with these or possible future regulations in California, or elsewhere, could result in material fines or costs or the inability to sell its products in those markets, which could have a material adverse impact on Spectrum Brands’ results of operations, financial condition and cash flows. If substitutes for R-134a become widely used in A/C systems and their use for DIY and retrofit purposes are not approved by the EPA, it could have a material adverse effect on Spectrum Brands’ results of operations, financial condition, and cash flows. In addition, the cost of HFO-1234yf, the leading long-term alternative to R-134a being proposed in the United States and the European Union for use in the A/C systems of new vehicles, will likely be higher than that of R-134a. If HFO-1234yf becomes widely used and Spectrum Brands is able to develop products using HFO-1234yf, but is unable to price its products to reflect the increased cost of HFO-1234yf, it could have a material adverse effect on Spectrum Brands’ results of operations, financial condition and cash flow.
All of Spectrum Brands’ GAC refrigerant products are produced at one facility, and a significant disruption or disaster at such a facility could have a material adverse effect on its results of operations.
GAC’s manufacturing facility consists of one site which is located in Garland, Texas and thus GAC is dependent upon the continued safe operation of this facility. Its facility is subject to various hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including human error, leaks and ruptures, explosions, floods, fires, inclement weather and natural disasters, power loss or other infrastructure failures, mechanical failure, unscheduled downtime, regulatory requirements, the loss of certifications, technical difficulties, labor disputes, inability to obtain material, equipment or transportation, environmental hazards such as remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases, and other risks. Many of these hazards could cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of material operation problems at GAC’s facility due to any of these hazards could cause a disruption in the production of its products. GAC may also encounter difficulties or interruption as a result of the application of enhanced manufacturing technologies or changes to production lines to improve GAC’s throughput or to upgrade or repair its production lines. Spectrum Brands’ insurance policies have coverage in case of significant damage to its manufacturing facility but may not fully compensate GAC for the cost of replacement for any such damage and any loss from business interruption. As a result, GAC may not be adequately insured to cover losses resulting from significant damage to its manufacturing facility. Any damage to its facility or interruption in manufacturing could result in production delays and delays in meeting contractual obligations which could have a material adverse effect on Spectrum Brands’ relationship with its customers and on its results of operations, financial condition or cash flows in any given period.
Risks Related to FGL’s and Front Street’s Businesses
The FGL Merger is subject to various closing conditions, including regulatory approvals, no assurance can be provided that such conditions will be satisfied and when, or if, the closing of the FGL Merger will occur
The completion of the FGL Merger is subject to various closing conditions, including, but not limited to, (1) the information statement to be filed by FGL with the SEC in connection with the FGL Merger shall have been cleared by the SEC and shall have been sent to stockholders of FGL (in accordance with Regulation 14C under the Exchange Act at least 20 days prior to the closing), (2) the absence of any law or order enacted, issued or enforced that is in effect and that makes the consummation of the FGL Merger illegal, prevents, prohibits, restrains or enjoins the consummation of the FGL Merger and (3) obtaining the requisite approvals from the IID, NYDFS, Vermont Department of Financial Regulation, China Insurance Regulatory Commission and the Committee on Foreign Investment in the United States. The FGL Merger Agreement was recently amended to extend the outside termination date for the completion of the FGL Merger to February 8, 2017. A number of the closing conditions are outside of FGL’s control and it cannot predict with certainty whether all of the required closing conditions will be satisfied or waived or if other uncertainties may arise. In addition, regulators could impose additional requirements or obligations as conditions for their approvals, which may be burdensome. No assurance can be provided that the various closing conditions will be satisfied, the necessary waivers or approvals will be obtained in a timely fashion or at all, in which case the FGL Merger could be prevented or delayed. In addition, no assurance can be provided that FGL will not lose the benefit of previously satisfied closing conditions and waivers or approvals, in which case FGL may be required to again seek to satisfy closing conditions and waivers or approvals, which it may not be able to obtain in a timely fashion or at all, in which case the FGL Merger could be prevented or delayed. For further information regarding these approvals, please see Part I, Item 1. “Business-Our Operating Subsidiaries-FGL.”
Failure to timely complete the FGL Merger could adversely impact FGL’s stock price, business, financial condition and results of operations
A failure to complete the FGL Merger on a timely basis or at all, none of which can be assured, could result in negative publicity and cause the price of FGL’s common stock to decline, in particular because FGL’s current stock price reflects a market assumption that the FGL Merger will occur. As a result of the pending FGL Merger, trading in FGL’s stock has increased substantially. If the FGL Merger is not consummated or the timing thereof is further delayed, the investment goals of FGL’s stockholders may be materially different than those of FGL’s stockholders on a pre-Merger announcement basis. In addition, FGL will remain liable for significant transaction costs that will be payable even if the FGL Merger is not completed and could also be required to pay a termination fee to Anbang in certain specific circumstances.
The FGL Merger and operating restrictions contained in the FGL Merger Agreement could adversely affect FGL’s business and operations
The FGL Merger and certain interim operating covenants in the FGL Merger Agreement that govern the conduct of FGL’s business during the pendency of the FGL Merger could cause disruptions to FGL’s business and business relationships, which could have an adverse impact on FGL’s results of operations, liquidity and financial condition. For example, FGL may be limited or restricted from taking certain actions, the attention of FGL’s management may be directed to Merger-related considerations, FGL’s current and prospective employees may experience uncertainty about their future roles with FGL, which may adversely affect FGL’s ability to retain and hire key personnel, and parties with which FGL has business relationships, including customers, potential customers and distributors, may experience uncertainty as to the future of such relationships and seek alternative relationships or seek to alter their present business relationships with FGL in a manner that negatively impacts FGL.
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
FGL is a holding company with no operations of its own; its ability to pay dividends on its stock will depend on the ability of its subsidiaries to pay dividends to FGL, which may be restricted by law. Front Street is a parent company with limited business operations of its own and conducts most of its business operations through its subsidiaries and its primary source of cash is and will be distributions from its subsidiaries.
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

Front Street is a parent company with limited business operations of its own and conducts most of its business operations through its subsidiaries and its primary source of cash is and will be distributions from its subsidiaries. Front Street’s subsidiaries have limited operations and might not generate sufficient earnings and cash flow to pay dividends or distributions in the future.
FGL’s businesses are highly regulated and subject to numerous legal restrictions and regulations.
State Regulation
FGL’s business is subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative and discretionary, authority with respect to many aspects of FGL’s business which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareholders. At any given time, FGL and its insurance subsidiaries may be the subject of a number of ongoing financial or market conduct examinations, audits or inquiries. From time to time, regulators raise issues during such examinations or audits that could, if determined adversely, have a material impact on FGL’s business.
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
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy and rate filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. The regulator in FGL Insurance’s previous state of domicile, the MIA, completed a routine financial examination of FGL Insurance for the three-year period ended December 31, 2012. The NYDFS completed a routine financial examination of FGL NY Insurance for the three-year periods ended December 31, 2009 and is completing December 31, 2012, and the Vermont Department of Financial Regulation completed a routine financial examination of Raven Re for the period from April 7, 2011 (commencement of business) through December 31, 2012. FGL Insurance is currently the subject of seven ongoing market conduct examinations or inquiries in various states. While FGL Insurance does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business, market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. As a result of its re-domestication to Iowa, FGL Insurance became subject to financial and market conduct examinations by the IID, the primary regulatory authority for Iowa domestic life insurance companies.
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
Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves. On June 10, 2016, the NAIC formally approved principle-based reserving for life insurance products with secondary guarantees, with an effective date of January 1, 2017. Additionally, various statutory accounting guidance is being evaluated, including investment value of insurance subsidiaries.
Federal Regulation
In April 2016, the Department of Labor (“DOL”) released its final “fiduciary” rule which could have a material impact on FGL, its products, distribution, and business model. The final rule treats persons who provide investment advice for a fee or other compensation with respect to assets of an employer plan or individual retirement account ("IRA") as fiduciaries of that plan or IRA. Significantly, the rule expands the definition of fiduciary to apply to persons, including insurance agents, who advise and sell products to IRA owners. As a practical matter, this means commissioned insurance agents selling FGL’s IRA products must qualify for a prohibited transaction exemption, which requires the agent and financial institution to meet various conditions including that an annuity sale be in the "best interest" of the client without regard for the agent’s, financial institution’s or other party’s financial or other interests, and that any compensation paid to the agent and financial institution be reasonable. The final rule is effective June 2016 and generally applicable in April 2017. The rule has generated considerable controversy and is the subject of industry efforts to block implementation both in Congress and through court actions. The success or failure of these efforts cannot be predicted. Assuming the rule is not blocked, the precise impact of the rule on the financial services industry more generally, and the impact on FGL and its business in particular, is difficult to assess because the rule is new and still being studied. While FGL continues to analyze the regulation, FGL believes it could have an adverse effect on sales of FGL’s annuity products to IRA owners particularly in the independent agent distribution channel. A significant portion of FGL’s annuity sales are to IRAs. Compliance with the prohibited transaction exemptions would likely require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could adversely impact FGL’s business, results of operations and/or financial condition.
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
FGL and Front Street make certain assumptions and estimates regarding mortality, persistency, expenses, interest rates, tax liability, business mix, frequency of claims, contingent liabilities, investment performance and other factors related to their businesses and anticipated results. FGL and Front Street rely on these assumptions and estimates to determine the amounts of deferred acquisition cost (“DAC”) and value of business acquired (“VOBA”) policy liabilities and accruals, future earnings and various components of their consolidated balance sheets. These assumptions are also used in making decisions crucial to the operation of their business, including the pricing of products and expense structures related to products. The calculations FGL and Front Street use to estimate various components of their balance sheets and consolidated statements of operations are necessarily complex and involve analyzing and interpreting large quantities of data. The assumptions and estimates required for these calculations involve judgment and by their nature are imprecise and subject to changes and revisions over time. These assumptions and estimates incorporate many factors, none of which can be predicted with certainty. To the extent their actual experience and changes in estimates differ from original estimates and assumptions, FGL’s and Front Street’s businesses, Consolidated Statements of Operations and financial condition may be materially adversely affected. Accordingly, their results may be adversely affected by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.
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
For example, expectations that FGL’s investments in RMBS and CMBS will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value and considering the performance of the underlying assets. FGL has non-agency RMBS holdings of $1.4 billion as of September 30, 2016. It is possible that the collateral underlying these investments will not meet performance expectations and the lower performance levels may lead to adverse changes in the cash flows on FGL’s holdings of these types of securities. This could lead to potential future other-than-temporary impairments (“OTTI”) within FGL’s portfolio of RMBS, CMBS, and ABS. In addition, expectations that FGL’s investments in corporate securities or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through FGL’s normal credit surveillance process. It is possible that issuers of corporate securities in which FGL has invested will perform worse than current expectations. Such events may lead FGL to recognize potential future OTTI within its portfolio of corporate securities. FGL recorded OTTI charges of approximately $43.9 million and $81.4 million for Fiscal 2016 and Fiscal 2015, respectively, inclusive of OTTI on investments in affiliates. It is also possible that unanticipated events would lead FGL to dispose of certain of those holdings and recognize the effects of any market movements in FGL’s financial statements.
For Fiscal 2016, 2015 and 2014, Front Street recognized other-than-temporary credit impairment losses in operations totaling $7.4 million, $2.3 million and $3.0 million, respectively, related to funds withheld receivables with an amortized cost of $15.5 million, $4.8 million and $13.1 million and a fair value of $8.1 million, $2.5 million and $10.1 million at September 30, 2016, 2015 and 2014, respectively.
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
FGH is required to maintain minimum ratings as a matter of routine practice under FGH’s over-the-counter derivative agreements on forms promulgated by ISDA Under some ISDA agreements, FGH has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGH or the counterparty would be dependent on the market value of the underlying derivative contracts. FGH’s current rating allows multiple counterparties the right to terminate ISDA agreements. As of September 30, 2016, the amount at risk for ISDA agreements which could be terminated based upon FGH’s current ratings was $275.2 million, which equals the fair value to FGH of the open over-the-counter call option positions. The fair value of the call options can never decrease below zero. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGH and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed predetermined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2016 and 2015, $127.8 million and $7.0 million, respectively, of collateral was posted by FGH’s counterparties. Accordingly, the maximum amount of loss due to credit risk that FGH were to incur if parties to the call options failed completely to perform according to the terms of the contracts was $147.4 million and $73.7 million at September 30, 2016 and 2015, respectively.
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
FGL’s insurance subsidiaries cede material amounts of insurance and transfer related assets and certain liabilities to other insurance companies through reinsurance. For example, a material amount of reinsured liabilities are concentrated with Wilton Re and Front Street Cayman. As of September 30, 2016, the amount recoverable from Wilton Re and Front Street Cayman was $1,523.3 million and $1,119.5 million, respectively. Given FGL’s significant concentration of reinsurance with Wilton Re, if Wilton Re fails to perform its obligations under the various reinsurance treaties, such failure could have a material impact on FGL’s financial position. See Part I, Item 1. “Business-Our Operating Subsidiaries-FGL-Reinsurance-Wilton Re Transaction”. However, notwithstanding the transfer of related assets and certain liabilities, FGL remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed. Accordingly, FGL bears credit risk with respect to its reinsurers. The failure, insolvency, inability or unwillingness of any reinsurer to pay under the terms of reinsurance agreements with FGL could materially adversely affect FGL’s business, financial condition and results of operations. To mitigate the counterparty risk for the Front Street Cayman transaction, the assets are held on FGL Insurance’s balance sheet and are used as collateral in the event of a failure. For Wilton Re, A+ rated from Fitch, FGL monitors the credit rating. During 2014 Wilton Re announced their purchase by Canadian Pension Plan Investment Board, (“CCIB”), an AAA rated organization. With the capital resources of CCIB behind Wilton Re, FGL believes the counterparty risk is low. See Part I, Item 1A.“Business-Our Operating Subsidiaries-FGL-Reinsurance-Wilton Re Transaction”.
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
Interest rates are subject to volatility and fluctuations. For the past several years, interest rates have trended downwards to historically low levels. In order to meet its policy and contractual obligations, FGL and Front Street must earn a sufficient return on its invested assets. A prolonged period of historically low rates or significant changes in interest rates could expose FGL and Front Street to the risk of not achieving sufficient return on its invested assets by not achieving anticipated interest earnings, or of not earning anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies and contracts. Additionally, a prolonged period of low interest rates in the future may lengthen liability maturity, thus increasing the need for a re-investment of assets at yields that are below the amounts required to support guarantee features of FGL’s and Front Street’s contracts. Both rising and declining interest rates can negatively affect FGL’s and Front Street’s interest earnings and spread income (the difference between the returns FGL and Front Street earn on their investments and the amounts they must credit to policyholders and contractholders). While FGL and Front Street develop and maintain asset liability management (“ALM”) programs and procedures designed to mitigate the effect on interest earnings and spread income in rising or falling interest rate environments, no assurance can be given that changes in interest rates will not materially adversely affect FGL’s or Front Street’s businesses, financial conditions and results of operations.
FGL’s expectation for future interest earnings and spread income is an important component in amortization of DAC and VOBA and significantly lower interest earnings or spreads may cause FGL to accelerate amortization, thereby reducing net income in the affected reporting period. An extended period of declining interest rates or a prolonged period of low interest rates may also cause FGL or Front Street to change their long-term view of the interest rates that they can earn on their investments. Such a change in FGL’s or Front Street’s view would cause them to change the long-term interest rate that they assume in their calculation of insurance assets and liabilities under U.S. GAAP. This revision would result in increased reserves and other unfavorable consequences. In addition, while the amount of statutory reserves is not directly affected by changes in interest rates, additional statutory reserves may be required as the result of an asset adequacy analysis, which is altered by rising or falling interest rates and widening credit spreads.
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
During periods of increasing market interest rates, FGL may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and FGL may increase crediting rates on in-force products to keep these products competitive. Increases in crediting rates, as well as surrenders and withdrawals, could have a material adverse effect on FGL’s business, financial condition and results of operations. In addition, if long-term interest rates rise dramatically within a six- to twelve-month time period, certain of FGL’s products may be exposed to disintermediation risk. Higher interest rates may increase the cost of debt and other obligations having floating rate or rate reset provisions and may result in lower sales of other products. A rise in interest rates, in the absence of other countervailing changes, will increase the gross unrealized loss position of FGL’s investment portfolio which will decrease FGL’s accumulated other comprehensive income and shareholders’ equity. FGL’s gross unrealized loss on FGL’s available for sale (“AFS”) portfolio was $268.2 million as of September 30, 2016 compared to $498.4 million as of September 30, 2015.
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
Significant continued financial and credit market volatility, changes in interest rates, credit spreads, credit defaults, real estate values, market illiquidity, declines in equity prices, acts of corporate malfeasance, ratings downgrades of the issuers or guarantors of these investments and declines in general economic conditions, either alone or in combination, could have a material adverse impact on FGL’s or Front Street’s results of operations, financial condition or cash flows through realized losses, OTTI, changes in unrealized loss positions and increased demands on capital. As of September 30, 2016 and 2015, FGL had gross unrealized losses on its AFS portfolio of $268.2 million and $498.4 million, respectively. In addition, FGL’s investment portfolio is concentrated in certain industries. As of September 30, 2016 and 2015, FGL’s most significant investment in one industry was its investment securities in the banking industry with a fair value of $2,447.9 million and $1,979.1 million, or 11.6% and 10.4%, respectively, of the invested assets portfolio. FGL’s holdings in this industry include investments in 97 and 83 different issuers as of September 30, 2016 and 2015, respectively, with the top ten investments accounting for 33.6% and 39.0% of the total holdings in this industry as of September 30, 2016 and 2015, respectively.
As of September 30, 2016 and 2015, Front Street’s most significant exposure related to the securities underlying the funds withheld receivables was to the financial sector and the energy, mining and metals industries. As of September 30, 2016 and 2015, the carrying value of the fixed maturity securities in the financial sector was $232.8 million, or 14.1%, and $269.7 million, or 15.8%, respectively, of Front Street’s funds withheld receivables. At September 30, 2016 and 2015, the holdings in this sector included investments in 81 and 107 different issuers, respectively, with the top ten investments accounting for 48.0% and 41.0%, respectively, of the total holdings in this sector. As of September 30, 2016 and 2015, the carrying value of the fixed maturity securities in the energy, mining and metals industries was $188.6 million, or 11.4%, and $236.6 million, or 13.8%, respectively, of Front Street’s funds withheld receivables. At September 30, 2016 and 2015, the holdings in these industries included investments in 74 and 98 different issuers, respectively, with the top ten investments accounting for 43.4% and 39.7%, respectively, of the total holdings in these industries.
In addition, market volatility can make it difficult for FGL and Front Street to value certain of their assets, especially if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period-to-period changes that could have an adverse impact on FGL’s and Front Street’s results of operations or financial condition.
FGL is exposed to credit loss in the event of non-performance by its counterparties on call options. FGL seeks to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, but there can be no assurance that FGL will not suffer losses in the event of counterparty non-performance. As of September 30, 2016 and 2015, $127.8 million and $7.0 million, respectively, of collateral was posted by FGL’s counterparties. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $147.4 million and $73.7 million at September 30, 2016 and 2015, respectively. See “Note 5. Derivative Financial Instruments” to FGL’s audited consolidated financial statements for further discussion of credit risk.
Equity market volatility could negatively impact FGL’s or Front Street’s business.
Equity market volatility can negatively affect FGL’s or Front Street’s revenues and profitability in various ways, particularly as a result of guaranteed minimum withdrawal or surrender benefits in their products. The estimated cost of providing GMWB incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in FGL’s or Front Street’s revenues and net income. The rate of amortization of DAC and VOBA costs relating to FIA products and the cost of providing guaranteed minimum withdrawal or surrender benefits could also increase if equity market performance is worse than assumed, hence materially and adversely impacting FGL’s or Front Street’s results of operations and financial condition.
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
FGL’s and Front Street’s business could be interrupted or compromised if they experience difficulties arising from outsourcing relationships.
In addition to services provided by third-party asset managers and actuarial consultants, FGL outsources the following functions to third-party service providers, and expect to continue to do so in the future: (i) new business administration, (ii) hosting of financial systems, (iii) servicing of existing policies, (iv) information technology development and maintenance, (v) call centers and (vi) underwriting administration of life insurance applications. Front Street is also reliant on a variety of third party services in conducting its operations. If FGL and Front Street do not maintain an effective outsourcing strategy or third-party providers do not perform as contracted, they may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on their results of operations. In addition, FGL’s and Front Street’s reliance on third-party service providers that they do not control does not relieve them of their responsibilities and requirements. Any failure or negligence by such third-party service providers in carrying out their contractual duties may result in FGL and Front Street becoming subjected to liability to parties who are harmed and ensuing litigation. Any litigation relating to such matters could be costly, expensive and time-consuming, and the outcome of any such litigation may be uncertain.
Moreover, any adverse publicity arising from such litigation, even if the litigation is not successful, could adversely affect FGL’s and Front Street’s reputation and sales of their products.
FGL and Front Street are exposed to the risks of natural and man-made catastrophes, pandemics and malicious and terrorist acts that could materially adversely affect their business, financial condition and results of operations.
Natural and man-made catastrophes, pandemics and malicious and terrorist acts present risks that could materially adversely affect FGL’s or Front Street’s results of operations. A natural or man-made catastrophe, pandemic or malicious or terrorist act could materially adversely affect the mortality or morbidity experience of FGL’s business or its reinsurers, including Front Street. Such events could adversely affect the mortality and morbidity experience of FGL’s or Front Street’s business. Claims arising from such events could have a material adverse effect on FGL’s or Front Street’s business, operations and financial condition, either directly or as a result of their effect on FGL’s reinsurers including Front Street or other counterparties. Such events could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. While FGL and Front Street have taken steps to identify and manage these risks, such risks cannot be predicted with certainty, nor fully protected against even if anticipated.
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
Front Street’s ability to successfully compete will be dependent on, among other things, risks associated with an insurance business and managing of assets, including, among other things, Front Street’s: (a) ability to successfully implement its investment strategy, especially with respect to riskier, below-investment-grade securities; (b) exposure to credit risk associated with third parties, including brokers with whom it will conduct business; (c) ability to provide collateral to ceding companies or otherwise comply with applicable insurance regulations; (d) ability to successfully employ loss limitation methods to mitigate its loss exposure; (e) ability to attract qualified personnel and retain such key personnel; (f) mitigate unfavorable changes in applicable laws, accounting rules or regulations; (g) operational risks associated with, among other things, employee and contractor conduct, operational errors, system malfunctions and cyber-security incidents; and (h) successfully maintain its existing investments.
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
FGL sells its products through a network of approximately 200 IMOs representing approximately 35,000 independent agents and managing general agents. FGL currently treats these IMOs as independent contractors who own their own businesses. However, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status of the IMOs are subject to change or interpretation by various authorities. If a federal, state or local authority or court enacts legislation or adopts regulations or adopts an interpretation that changes the manner in which employees and independent contractors are classified or makes any adverse determination with respect to some or all of FGL’s independent contractors, FGL could incur significant costs in complying with such laws, regulations or interpretations, including, in respect of tax withholding, social security payments and recordkeeping, or FGL could be held liable for the actions of such independent contractors or may be required to modify its business model, any of which could have a material adverse effect on FGL’s business, financial condition and results of operations. In addition, there is the risk that FGL may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state or local tax or employment laws. Further, if it were determined that FGL’s IMOs should be treated as employees, FGL could possibly incur additional liabilities with respect to any applicable employee benefit plan.
If FGL is unable to attract and retain national marketing organizations and independent agents, sales of FGL’s products may be reduced.
FGL must attract and retain its network of IMOs and independent agents to sell its products. Insurance companies compete vigorously for productive agents. FGL competes with other life insurance companies for marketers and agents primarily on the basis of FGL’s financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than FGL does. FGL’s competitiveness for such marketers and agents also depends upon the long-term relationships FGL develops with them. FGL’s most important IMOs (those who are able to meet certain production targets) are referred to as “Power Partners”. FGL currently has 32 Power Partners that accounted for approximately 95.0% of FGL’s Fiscal 2016 sales volume. There can be no guaranty that such relationships will continue in the future. If FGL is unable to attract and retain sufficient marketers and agents to sell its products, FGL’s ability to compete and its revenues would suffer.
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
FGL maintains exposure to senior secured asset-based loans to unaffiliated third-party borrowers through loans originated by Salus, a company indirectly owned by HRG. FGL Insurance has not participated in any new originations to asset-based loans through Salus since October 2014, and this portfolio has been winding down as exposures mature and borrowers refinance. As of September 30, 2016, $20.9 million of such loans were outstanding. FGL currently estimates that this portfolio will be largely paid down by the end of calendar year 2017.

Risks Related to Salus’ Business
Salus may not recover all amounts that are contractually owed to it by its borrowers and may not be able to adequately address the various risks it faces in executing its business strategy.
During Fiscal 2016, Salus determined to focus its efforts primarily on monitoring, servicing and collecting its existing loans and winding-down its operations. The success of Salus’ business strategy is primarily dependent on its ability to recover amounts owed to it by its borrowers. While Salus has developed a variety of processes to value and monitor the collateral related to its loans and maintain its position in the collateral securing its loans, there can be no assurance that it will not suffer a partial or complete loss if the loan becomes non-performing. Such loss may arise from a variety of reasons, including, the risk profile of the borrower and the complex nature of the transaction; Salus not being provided with complete and accurate disclosure of all material information concerning the borrower and its business or Salus may, even if it receives complete and accurate information, misinterpret or incorrectly analyze such information; the failure of results or developments to materialize as anticipated or mistakes in interpreting data, assumptions, analyses, and financial forecasts prepared for Salus by its employees or third parties; or Salus’ inability to timely detect operational or financial problems of the borrower that could result in a substantial impairment or loss of the value of the collateral and Salus’ loan. Furthermore, while most of Salus’ loans are secured by a first lien on specified collateral, there is no assurance that Salus has obtained or properly perfected its liens or will be able to seize and liquidate the collateral prior to diminution in value. Any such losses, particularly recognizing that many of Salus’ loans individually represent a significant percentage of its total loans, could adversely affect the adequacy of Salus’ reserves for credit losses and have a material adverse effect on Salus’ business, results of operations, and financial position. For example, during Fiscal 2015, RadioShack Corp. (“RadioShack”), Salus’ largest borrower, filed for Chapter 11 bankruptcy. Following lengthy and costly litigation, Salus did not receive the full amount of the loan it had provided to RadioShack, which had a negative effect on the business and operations of Salus and its loan participants, FGL and Front Street. Salus and its loan participants, FGL and Front Street, could be further adversely affected if Salus is unable to recover the full amount owned to it by its other borrowers.
Salus cannot predict the timing of the completion of the wind-down of its business or the timing and the costs associated with such wind-down. The completion of the wind-down could also be delayed or diminished due to other factors, including, without limitation:

•	if Salus becomes a party to any lawsuits or other claims asserted by or against it; or

•	if Salus is unable to resolve any new claims or investigations with creditors or third parties, or if such resolutions take longer than expected.
Claims, liabilities and expenses from operations (such as administrative costs, salaries, directors’ and officers’ insurance, federal and state income taxes, business and local taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred by Salus as it seeks to wind-down its business. Salus’ expectations regarding its expenses may be inaccurate and/or unexpected claims, liabilities or expenses may arise which could negatively impact Salus’ operations, cash flow and financial condition and its ability to wind-down its operations in an orderly and efficient manner or at all.
Salus has a small number of employees and relies on their services and the services of consultants and advisors to complete the wind-down of its business; if Salus is unable to retain key employees, consultants and/or advisors, its ability to successfully complete the wind-down of its business may be harmed.
Salus’ ability to successfully implement the wind-down of its business is partially dependent upon its ability to retain key employees, consultants and advisors. While Salus has offered these individuals certain financial incentives to continue providing services to Salus, there can be no assurance that Salus will be able to retain its key employees, consultants and advisors, which may have an adverse impact on Salus’ operations, cash flow and financial condition and its ability to wind-down its operations in an orderly and efficient manner or at all.

Salus is subject to a variety of operational risks, including legal and compliance risk, the risk of fraud or theft by employees or outsiders, operational errors, systems malfunctions, or cyber-security incidents and other risks, which may adversely affect its business and results of operations.
In collecting its loans and winding-down its business, Salus is exposed to many types of operational risks, including legal and compliance risk, the risk of fraud or theft by borrowers, employees or outsiders, unauthorized transactions by employees or outsiders, or operational errors, including clerical or record keeping errors or those resulting from faulty or disabled computer or telecommunications systems or disclosure of confidential proprietary information of its borrowers and counterparties. In addition, negative public opinion can result from Salus’ actual or alleged conduct in any number of activities, including lending practices, sales practices, customer treatment and corporate governance and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can expose Salus and its stockholders to litigation and regulatory action.
Salus is subject to a variety of laws and regulations, including laws and regulations applicable to registered investment advisers. In order to conduct its operations in compliance with these laws and regulations, Salus has incurred and is expected to continue to incur substantial costs in order to comply with these laws and regulations. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on Salus’ operations, cash flow and financial condition and its ability to wind-down its operations in an orderly and efficient manner or at all.
Salus’ businesses is dependent on its ability to process a large number of complex transactions. If Salus’ financial, accounting, or other data processing systems fail or have other significant shortcomings, Salus could be materially adversely affected. Salus may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses or electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods, or tornadoes, disease pandemics, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to losses in service to clients and loss or liability to Salus. In addition, there is the risk that Salus’ controls and procedures, as well as business continuity and data security systems prove to be inadequate. The computer systems and network systems Salus uses could be vulnerable to unforeseen problems. These problems may arise in both Salus’ internally developed systems and the systems of third-party service providers. In addition, Salus’ computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft. Any such failure could affect Salus’ operations and could materially adversely affect its results of operations by requiring it to expend significant resources to correct the defect, as well as by exposing it to litigation or losses not covered by insurance. Although Salus has business continuity plans and other safeguards in place, Salus’ business operations may be adversely affected by significant and widespread disruption to its physical infrastructure or operating systems that support its businesses and clients.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
HRG
HRG leases through HGI Funding its headquarters at 450 Park Avenue, 29th Floor, New York, NY 10022. HRG’s lease expires in November 2022. For the operations of certain of HRG’s former subsidiaries, HGI Funding leases office space at 64 Wooster Street, 3rd Floor, New York, NY 10012. The lease expires in November 2018.
HRG and its subsidiaries, as applicable, believe their existing facilities are suitable and adequate for their present purposes.

Spectrum Brands
The following lists Spectrum Brands’ principal owned or leased administrative, manufacturing, packaging, and distribution facilities at September 30, 2016:
Corporate and Administrative

Location	Function / Use	Owned / Leased
U.S. Locations
Middleton, Wisconsin	World Headquarters & GBA Headquarters	Leased
Danbury, Connecticut	GAC Headquarters	Leased
Earth City, Missouri	Pet, Home & Garden Headquarters	Leased
Lake Forest, California	HHI Headquarters	Leased
Miami Lakes, Florida	Latin America Headquarters	Leased
Non-U.S. Locations
Manchester, England	UK Headquarters	Owned
Mentone, Australia	APAC Headquarters	Leased
Sulzbach, Germany	Europe Headquarters	Leased
Mississauga, Canada	Canada Headquarters	Leased
Global Batteries and Appliances (GBA)

Location	Function / Use	Owned / Leased
U.S. Locations
Fennimore, Wisconsin	Battery Manufacturing	Owned
Portage, Wisconsin	Battery Manufacturing	Owned
DeForest, Wisconsin	Distribution	Leased
Dixon, Illinois	Distribution	Leased
Redlands, California	Distribution	Leased
Non-U.S. Locations
Dischingen, Germany	Battery Manufacturing	Leased
Guatemala City, Guatemala	Battery Manufacturing	Owned
Jaboatao, Brazil	Battery Manufacturing	Owned
Washington, UK	Battery Manufacturing	Leased
Ellwangen-Neunheim, Germany	Distribution	Leased
Guatemala City, Guatemala	Distribution	Owned
Mentone, Australia	Distribution	Leased
Santo Domingo, Dominican Republic	Distribution	Owned
Wolverhampton, England	Distribution	Owned

Home & Hardware Improvement (HHI)

Location	Function / Use	Owned / Leased
U.S. Locations
Charlotte, North Carolina	Manufacturing & Distribution	Leased
Houston, Texas	Manufacturing & Distribution	Leased
Lititz, Pennsylvania	Manufacturing & Distribution	Leased
Denison, Texas	Manufacturing	Leased
Birmingham, Alabama	Distribution	Leased
Dallas, Texas	Distribution	Leased
Denison, Texas	Distribution	Owned
Elkhart, Indiana	Distribution	Leased
Mira Loma, California	Distribution	Leased
Non-U.S. Locations
Mexicali, Mexico	Manufacturing & Distribution	Leased
Chia-Yi, Taiwan	Manufacturing	Leased
Nogales, Mexico	Manufacturing	Owned
Subic Bay, Philippines	Manufacturing	Owned
Xiamen, China	Manufacturing	Leased
Xiaolan, China	Manufacturing	Leased
Brockville, Canada	Distribution	Leased
Shenzhen, China	Distribution	Leased
Global Pet Supplies (PET)

Location	Function / Use	Owned / Leased
U.S. Locations
Blacksburg, Virginia	Manufacturing	Owned
Bridgeton, Missouri	Manufacturing	Leased
Noblesville, Indiana	Manufacturing	Owned
St. Louis, Missouri	Manufacturing	Leased
Edwardsville, Illinois	Distribution	Leased
Non-U.S. Locations
Bogota, Colombia	Manufacturing & Distribution	Leased
Ambato, Ecuador	Manufacturing	Leased
Coevorden, Netherlands	Manufacturing	Owned
Leon, Mexico	Manufacturing	Leased
Melle, Germany	Manufacturing	Owned
Phnom Penh, Cambodia	Manufacturing	Leased
Melle, Germany	Distribution	Leased
Home & Garden (H&G)

Location	Function / Use	Owned / Leased
U.S. Locations
St. Louis, Missouri	Manufacturing	Leased
Edwardsville, Illinois	Distribution	Leased
Global Auto Care (GAC)

Location	Function / Use	Owned / Leased
U.S. Locations
Garland, Texas	Manufacturing & Distribution	Leased
Mentor, Ohio	Manufacturing & Distribution	Leased
Painesville, Ohio	Manufacturing & Distribution	Owned
Non-U.S. Locations
Ebbw Vale, Gwent, Wales	Manufacturing & Distribution	Leased

Spectrum Brands also owns, operates or contracts with third parties to operate distribution centers, sales and administrative offices throughout the world in support of its business.
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
Front Street
Front Street leases its headquarters at Sterling House, 16 Wesley Street, Hamilton HM CX, Bermuda. This lease expires in May 2017. Front Street believes its existing facilities are suitable and adequate for its present purposes.

Item 3.	Legal Proceedings
See Part IV, Item 15. “HRG Group, Inc. and Subsidiaries Index of Consolidated Financial Statements, Note 22, Commitments and Contingencies — Legal and Environmental Matters to HRG’s Consolidated Financial Statements” included elsewhere in this report.

Item 4.         Mine Safety Disclosures
Not applicable.

PART II
Unless otherwise indicated in Part II of this annual report on Form 10-K (this “Form 10-K”) or the context requires otherwise, in this 10-K, references to the “Company,” “HRG,” “we,” “us” or “our” refer to HRG Group, Inc. (formerly, Harbinger Group Inc.) and, where applicable, its consolidated subsidiaries; “FGH” refers to Fidelity & Guaranty Life Holdings, Inc. (formerly, Old Mutual U.S. Life Holdings, Inc.) and, where applicable, its consolidated subsidiaries; “FGL” refers to Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC) and, where applicable, its consolidated subsidiaries; “Fiscal 2012” refers to the fiscal year ended September 30, 2012; “Fiscal 2013” refers to the fiscal year ended September 30, 2013; “Fiscal 2014” refers to the fiscal year ended September 30, 2014;“Fiscal 2015” refers to the fiscal year ended September 30, 2016; “Fiscal 2016” refers to the fiscal year ended September 30, 2016; “Fiscal 2017” refers to the fiscal year ended September 30, 2017; “Front Street” refers to Front Street Re (Delaware) Ltd. and, where applicable, its consolidated subsidiaries; “Front Street Cayman” refers to Front Street Re Cayman Ltd. and, where applicable, its consolidated subsidiaries; “HGI Funding” refers to HGI Funding, LLC; “Salus” refers to Salus Capital Partners, LLC and, where applicable, its consolidated subsidiaries; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; and “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange and trades under the symbol “HRG.” The high and low sales prices for our common stock for each quarterly period for the last two years are shown in the following table.

	High	Low
Fiscal 2016
First Quarter	$14.11	$11.63
Second Quarter	14.04	10.29
Third Quarter	14.59	12.50
Fourth Quarter	16.39	13.14
Fiscal 2015
First Quarter	$14.32	$12.06
Second Quarter	14.22	11.51
Third Quarter	13.69	11.55
Fourth Quarter	14.73	11.16
We have not declared any dividends in the past several years and we do not anticipate paying dividends on our common stock in the foreseeable future. Our ability to pay dividends is limited by the terms of our indebtedness and is dependent on the ability of our subsidiaries to pay dividends to us. The ability of our subsidiaries to pay dividends to HRG is subject to restrictions contained in their applicable financing agreements, state and regulatory restrictions and other relevant considerations as determined by the applicable board. See Part I. Item 1A. “Risk Factors-Risks Related to HRG-We are a holding company and our only material assets are our equity interests in our operating subsidiaries and our other investments; as a result, our principal source of revenue and cash flow is distributions from our subsidiaries; our subsidiaries may be limited by law and by contract in making distributions to us.”
As of November 17, 2016, there were approximately 1,516 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of September 30, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by security holders	7,448	$7.50	9,065
Equity compensation plans not approved by security holders	—	—	—
Total	7,448	$7.50	9,065

Equity Plans
Our stockholders approved the adoption of the HRG Group, Inc. 2011 Omnibus Equity Award Plan (formerly, Harbinger Group Inc. 2011 Omnibus Equity Award Plan, as amended (the “2011 Plan”), pursuant to which incentive compensation and performance compensation awards may be provided to employees, directors, officers and consultants of the Company or of its subsidiaries or their respective affiliates. The 2011 Plan authorizes the issuance of up to 24 million shares of common stock, par value $0.01 per share, of the Company. In addition, our stockholders approved the adoption of the Harbinger Group Inc. 2014 Warrant Plan (the “2014 Warrant Plan”) pursuant to which the Company awarded, Philip Falcone, its former Chief Executive Officer, warrants representing the right to purchase approximately 3 million shares of our common stock, at an exercise price of $13.125 per share. A portion of the warrants, representing 600 thousand shares, vested immediately upon approval of the grant, and the remainder would vest in equal installments on March 10, 2015, 2016, 2017 and 2018. At September 30, 2016, there were 1.2 million warrants outstanding and not yet vested. The description of the 2011 Plan and 2014 Warrant Plan above is qualified in its entirety by reference to the full text of the 2011 Plan and 2014 Warrant Plan. Refer to Note 18, Stock-Based Compensation, to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for additional information.
Share Repurchases
On May 8, 2014, our board of directors authorized us to enter into a repurchase program, which replaced our prior share repurchase program. This share repurchase program authorized us to repurchase up to $100.0 million of shares of our common stock, subject to certain restrictions and provisions. During Fiscal 2015, HRG purchased 1.7 million shares of its outstanding common stock for an aggregate purchase price of $22.2 million under this program. During Fiscal 2016, HRG did not repurchase any of its outstanding common stock. As of September 30, 2016, under this program we had repurchased a total of 6.9 million shares of our common stock, at an aggregate repurchase price of $87.7 million with $12.3 million remaining value of the shares that may yet to be purchased. This program does not have an expiration date, but may be suspended, discontinued, modified and/or reinstated at any time and without prior notice.
Recent Sales of Unregistered Securities
None.
Stock Performance Graph
Set forth below is a line-graph presentation comparing the cumulative stockholder return on our common stock against cumulative total returns of the following: (a) the Russell 2000 and (b) a peer group of companies consisting of Leucadia, Carlisle Companies Inc., Apollo Global Management, LLC and Standex International Corp. The performance graph shows the total return on an investment of $100 for the period beginning September 30, 2011 and ending September 30, 2016. The Company believes that the peer group of companies provides a reasonable basis for comparing total stockholder returns. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we will not make or endorse any predictions as to future stockholder returns. The graph and related data were furnished by Research Data Group, Inc.

Item 6.	Selected Financial Data
The following table sets forth certain selected historic financial information for the periods and as of the dates presented and should be read in conjunction with our accompanying consolidated financial statements and the related notes thereto referenced in Item 8 of this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report. Certain prior year amounts have been reclassified or combined to conform to the current year presentation, including reclassifications to reflect the presentation of discontinued operations, assets and liabilities of business held for sale and business of discontinued operations, as well as the adoption of new accounting pronouncements. All amounts are in millions, except for per share amounts.

	Year ended September 30,
	2016	2015(1)	2014 (2)	2013(3)	2012
Income Statement Data:
Revenues	$5,215.4	$4,709.7	$4,634.7	$4,123.5	$3,260.8
Operating income (4)	628.0	45.8	427.4	286.3	248.3
Interest expense (5)	(397.1)	(401.6)	(298.8)	(504.7)	(250.4)
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	—	(12.7)	(101.6)	(156.6)
Net income (loss) from continuing operations	190.4	(290.9)	14.4	(353.7)	(195.5)
(Loss) income from discontinued operations, net of tax(6)	(224.3)	(221.5)	87.3	284.7	306.2
Net (loss) income(7)	(33.9)	(512.4)	101.7	(69.0)	110.7
Net (loss) income attributable to controlling interest	(198.8)	(556.8)	(10.3)	(45.8)	89.5
Preferred stock dividends, accretion and loss on conversion	—	—	73.6	48.4	59.6
Net (loss) income attributable to common and participating preferred stockholders	(198.8)	(556.8)	(83.9)	(94.2)	29.9
Gain on contingent purchase price reduction	—	8.5	0.5	—	41.0
Per Share Data:
Net income (loss) per common share:
Basic income (loss) from continuing operations	$0.23	$(1.58)	$(0.97)	$(2.71)	$(1.98)
Basic (loss) income from discontinued operations	(1.23)	(1.23)	0.46	2.04	2.19
Basic	$(1.00)	$(2.81)	$(0.51)	$(0.67)	$0.21

Diluted income (loss) from continuing operations(8)	$0.22	$(1.58)	$(0.97)	$(2.71)	$(1.98)
Diluted (loss) income from discontinued operations(8)	(1.21)	(1.23)	0.46	2.04	2.19
Diluted	$(0.99)	$(2.81)	$(0.51)	$(0.67)	$0.21

Weighted average common shares outstanding:
Basic	198.4	198.1	162.9	139.9	139.4
Diluted (8)	201.6	198.1	162.9	139.9	139.4
Cash Flow and Related Data:
Net cash provided by continuing operating activities	$558.2	$300.3	$476.9	$253.7	$374.3
Capital expenditures	95.4	90.6	75.5	82.7	47.3
Depreciation and amortization	183.7	171.0	158.2	140.3	104.8
Balance Sheet Data (at year end):
Cash and cash equivalents	$497.3	$661.2	$728.8	$677.0	$421.3
Total assets	35,792.8	35,031.5	32,907.3	30,884.3	25,331.0
Total debt	5,430.9	5,984.6	4,851.3	4,561.1	2,073.2
Total shareholders’ equity	1,817.2	1,588.1	2,257.0	1,133.5	1,598.9

(1)
Fiscal 2015 operating results include the Armored AutoGroup business’ operations since the acquisition date of May 21, 2015, Salix Animal Health LLC (“Salix”) operations since the acquisition date of January 16, 2015; European IAMS and Eukanuba pet food business (“European IAMS and Eukanuba”) operations since the acquisition date of December 31, 2014; and Tell Manufacturing, Inc. (“Tell”) operations since the acquisition date of October 1, 2014. The Armored AutoGroup business contributed $160.5 million in revenues and recorded an operating profit of $21.8 million for the period from May 21, 2015 through September 30, 2015. Fiscal 2015 also includes $61.1 million of acquisition and integration-related charges, a portion of which was associated with the Armored AutoGroup business acquisition.

(2)	Fiscal 2014 operating results include the Liquid Fence Company (“Liquid Fence”) operations since the acquisition date of January 2, 2014.

(3)
Fiscal 2013 operating results includes the Hardware & Home Improvement business’ (“HHI business”) operations since the acquisition date of December 17, 2012. The HHI business contributed $869.6 million in revenues and recorded an operating profit of $88.7 million for the period from December 30, 2012 through September 30, 2013. Fiscal 2013 also includes $53.2 million of acquisition and integration-related charges principally associated with the HHI business acquisition.

(4)
In Fiscal 2016, HRG recorded net increase to provision of $12.8 million for credit losses on Salus’ asset-based loan portfolio and impairments of $10.7 million to goodwill of CorAmerica Capital, LLC (“CorAmerica”) as a result of amending its investment management agreement with a counterparty that resulted in a decrease to CorAmerica’s projected future revenues. In addition, $4.7 million impairment on indefinite-lived intangible asset was recorded due to the reduction in value of certain tradenames in response to changes Spectrum Brands’ strategy. In Fiscal 2015, HRG recorded $93.5 million related to deterioration in Salus’ asset-based loan portfolio, including $66.0 million related to the bankruptcy of RadioShack Corporation (“RadioShack”), a significant Salus borrower. HRG also recorded impairments of $60.2 million to goodwill and the intangible assets as a result of the change of strategic direction of HRG’s former subsidiary, Frederick’s of Hollywood Group Inc. (“FOH”). In April 2015, FOH, its parent company, FOHG Holdings, LLC (“FOHG”), and their subsidiaries filed for bankruptcy, and any remaining assets and liabilities were deconsolidated. Upon deconsolidation, HRG recognized a gain of $38.5 million, primarily resulting from the elimination of FOH’s cumulative historical losses. Following the completion of the bankruptcy of FOHG, FOH and their subsidiaries, such entities ceased to be subsidiaries of HRG.

(5)
Fiscal 2016, 2015, 2014, 2013 and 2012 interest expense includes charges totaling $21.4 million, $58.8 million, $9.2 million, $210.1 million and $31.7 million, respectively, relating to the refinancing, prepayment and/or amendment of various senior debt. Such charges include cash fees and expenses of $15.6 million, $46.0 million, $0.0 million, $181.2 million and $26.4 million, respectively, and non-cash charges for write-off and accelerated amortization of unamortized debt issuance costs and discount/premium of $5.8 million, $12.8 million, $9.2 million $28.9 million and $5.3 million, respectively.

(6)
In Fiscal 2016, following FGL and Anbang Insurance Group Co., Ltd and its affiliates entering into a definitive merger agreement, our ownership interest in FGL was classified as held for sale in the accompanying Consolidated Balance Sheets and FGL’s operations were classified as discontinued operations in the accompanying Consolidated Statements of Operations and the Consolidated Statements of Cash Flows and reported separately for all periods presented. In addition, following the completion of the sale of Compass in Fiscal 2016, the Company no longer owns, directly or indirectly, any oil and gas properties and as a result, the results of Compass were presented as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows and reported separately for Fiscal 2016, Fiscal 2015, Fiscal 2014 and Fiscal 2013.

(7)
Fiscal 2015, 2013 and 2012 income tax (benefit) expense of $(16.2) million, $29.4 million and $60.4 million, respectively, include non-cash charges of approximately $190.8 million, $171.7 million and $58.2 million, respectively, resulting from an increase in the valuation allowance against certain net deferred tax assets. Fiscal 2016 and 2014 income tax expense of $41.5 million and $89.6 million, respectively, include non-cash benefits of approximately $42.3 million and $31.8 million, respectively, resulting primarily from a decrease in the valuation allowance.

(8)
For Fiscal 2016, there were 1.9 million and 1.3 million weighted-average shares of HRG’s common stock related to awards of restricted stock and stock units and stock options, respectively, that were included in the calculation of “diluted net loss per common share attributable to controlling interest.” For Fiscal 2015, there were 2.7 million and 1.3 million weighted-average shares of HRG’s common stock related to awards of restricted stock and stock units and stock options, respectively, that were excluded from the calculation of “diluted net loss per common share attributable to controlling interest” because the as-converted, unvested restricted stock and stock units, and stock options would have been anti-dilutive for Fiscal 2015. Also excluded from the calculations for Fiscal 2016, 2015 and 2014 were respectively 1.2 million, 1.8 million and 3.0 million shares of HRG common stock issuable upon the exercise of warrants issued by the Company because the warrants have an exercise price of $13.125 per share ,which was above the average stock price of HRG’s common stock during the entirety of the applicable year. In Fiscal 2014, diluted weighted average common shares outstanding did not reflect the conversion effect of the Series A Participating Convertible Preferred Stock (“Series A Preferred Shares”) and the Series A-2 Participating Convertible Preferred Stock (“Series A-2 Preferred Shares”, together with the Series A Preferred Shares, the “Preferred Stock”) for the portion of the period that these were outstanding, or the exercise of dilutive common stock equivalents as both would be antidilutive. In Fiscal 2013, diluted weighted average common shares outstanding did not reflect any conversion effect of the Preferred Stock or the exercise of dilutive common stock equivalents as both would be antidilutive. For Fiscal 2012, diluted weighted average common shares outstanding assumes only the exercise of dilutive common stock equivalents as the conversion effect of Preferred Stock would be antidilutive. See Note 21, Earnings Per Share, to our Consolidated Financial Statements included elsewhere in this report for further details regarding the calculation of net income (loss) per common share. For Fiscal 2016 and 2015, the conversion effect of the Preferred Stock had no impact on the diluted weighted average common shares as the Preferred Stock was converted in the third quarter of Fiscal 2014.

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
HRG Overview
We are a holding company that conducts its operations through its operating subsidiaries. As of September 30, 2016, our principal operations were conducted through subsidiaries that offer branded consumer products and related businesses (Spectrum Brands Holdings, Inc., (“Spectrum Brands”)) and insurance and reinsurance services (FGL and Front Street Re (Delaware) Ltd., (“Front Street”)). We also own Salus Capital Partners, LLC (“Salus”), an asset-based lender, and 97.9% of NZCH Corporation (“NZCH”, formerly Zap.Com Corporation), a public shell company. From time to time, we may manage a portion of our available cash and engage in other activities through our wholly-owned subsidiaries, HGI Funding, LLC (“HGI Funding”) and HGI Energy Holdings, LLC (“HGI Energy”).
We currently present our operations in two reportable segments: (i) Consumer Products, which consists of Spectrum Brands; and (ii) Insurance, which consists of Front Street.
On November 8, 2015, Anbang Insurance Group Co., Ltd., a joint-stock insurance company established in the People’s Republic of China (“Anbang”), AB Infinity Holding, Inc., a wholly-owned subsidiary of Anbang (“AB Infinity”), and AB Merger Sub, Inc., a wholly-owned subsidiary of AB Infinity (“Merger Sub”), entered into a definitive merger agreement (which was amended on November 3, 2016, as amended, the “FGL Merger Agreement” and such merger, the “FGL Merger”) to acquire FGL for $26.80 per share. As a result of the FGL Merger Agreement, as of March 31, 2016, our ownership interest in FGL has been classified as held for sale in the accompanying Consolidated Balance Sheets and FGL’s operations were classified as discontinued operations in the accompanying Consolidated Statements of Operations and the Consolidated Statements of Cash Flows and reported separately for all periods presented. Prior to the transaction, FGL was included in our Insurance segment. As a result of classifying FGL as held for sale, all segmented information has been adjusted to exclude FGL from the Insurance segment. See Note 4, Divestitures to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for additional information.
During the fourth quarter of Fiscal 2016, HGI Energy completed the sale of its equity interests in Compass to a third party (the “Compass Sale”). Following the completion of the Compass Sale, the Company no longer owns, directly or indirectly, any oil and gas properties and accordingly, the results of Compass are presented as discontinued operations in the accompanying Consolidated Statements of Operations and the operations of HGI Energy are included in the Corporate and Other segment. See Note 4, Divestitures to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for additional information.
Consumer Products Segment
Through Spectrum Brands, we are a diversified global branded consumer products company with positions in seven major product categories: consumer batteries, small appliances, global pet supplies, home and garden control products, personal care products, hardware and home improvement products and global auto care.
Spectrum Brands’ operating performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; consumer confidence and preferences; overall product line mix, including pricing and gross margin, which vary by product line and geographic region; pricing of certain raw materials and commodities; energy and fuel prices; and general competitive positioning, especially as impacted by competitors’ advertising and promotional activities and pricing strategies.
Insurance Segment
Through Front Street and its Bermuda and Cayman-based subsidiaries, we engage in the business of life, annuity and long-term care reinsurance.

Highlights for Fiscal 2016:
Significant Transactions and Activity

•
During Fiscal 2016, Spectrum Brands completed a cash tender offer to purchase any and all of Spectrum Brands’ 6.375% Senior Notes due 2020 (the “6.375% Notes”). As part of the transaction, Spectrum Brands received tenders from the holders of $390.3 million of its outstanding 6.375% Notes and has accepted for purchase all 6.375% Notes which were validly tendered. In addition, on October 20, 2016, Spectrum Brands redeemed the remaining $129.7 million aggregate principal amount of 6.375% Notes with a call premium of $4.6 million.

•	On September 20, 2016, SBI issued €425.0 million aggregate principal amount of 4.00% Notes at par value, due October 1, 2026 (the “4.00% Notes”).

•
On October 6, 2016, subsequent to the end of the fiscal year, Spectrum Brands replaced all of its U.S. dollar-denominated term loans with new U.S. dollar-denominated term loans that carry lower interest rate margins, but otherwise are on the same terms as the old term loans, including the maturity date.

•
On November 8, 2015, Anbang entered into the FGL Merger Agreement. Pursuant to this agreement, Anbang, through its subsidiaries, will acquire all of the outstanding shares of FGL at closing. Stockholders of FGL will receive $26.80 per share in cash at closing. At the date of the transaction, the Company owned 47.0 million shares, or 80.5% of FGL. On November 3, 2016, subsequent to the end of Fiscal 2016, FGL, Anbang, AB Infinity, and Merger Sub amended the FGL Merger Agreement to extend the outside termination date for the completion of the FGL Merger from November 7, 2016 to February 8, 2017.

•
During Fiscal 2016, Front Street was provided information on a recapture notice of a reinsurance agreement between third parties and as a result, Front Street’s funds withheld receivables and insurance reserves decreased by approximately $83.0 million during Fiscal 2016.

•
During the first quarter of Fiscal 2016, Compass Production Partners (“Compass”) completed the sale of its Holly, Waskom, and Danville assets (the “Compass Asset Sale”) for a total cash consideration of $153.4 million. Proceeds were primarily used to reduce Compass’ borrowings under its credit facility (the “Compass Credit Agreement”).

•
During the fourth quarter of Fiscal 2016, HGI Energy completed the sale of its equity interests in Compass to a third party for a cash purchase price of $145.0 million (the “Compass Sale”). The proceeds received by HGI Energy from the Compass Sale were reduced by the outstanding balance of Compass’ existing credit facility of $125.2 million. Following the completion of the Compass Sale, the Company no longer owns, directly or indirectly, any oil and gas properties and accordingly, the results of Compass were presented as discontinued operations in the accompanying Consolidated Statements of Operations. The results HGI Energy are presented within the Corporate and Other segment. All historical results have been recast to reflect this change.

•
During Fiscal 2016, Salus and Front Street received a partial recovery on the loan to a significant Salus borrower, RadioShack, of $45.4 million, excluding $22.7 million repayment on FGL’s participation on the loan. As a result of the aforementioned partial recovery, we also reversed $18.0 million of previously recorded allowance for bad debt, excluding $9.0 million reversal of realized losses by FGL included in “(Loss) income from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations.

•
During Fiscal 2016, Salus determined to focus its efforts primarily on monitoring, servicing and collecting its existing loans and winding down its business. Salus may, however, pursue other opportunities that it may consider strategically advantageous or complimentary to its efforts to collect its existing loans.

•
During the third quarter of Fiscal 2016, CorAmerica amended its investment management agreement with a counterparty that resulted in a decrease to CorAmerica’s projected future revenues, which triggered a goodwill impairment test. The test resulted in an impairment of $10.7 million to goodwill.

•
During the fourth quarter of Fiscal 2016, we sold our 51.0% interest in CorAmerica for $0.5 million. During Fiscal 2016, we also wound-down the operations of Energy & Infrastructure Capital, LLC (“EIC”), our other asset manager. The operations of Salus, CorAmerica and EIC were historically presented in a separate reportable segment. As a result of the diminished operations in that segment, starting in Fiscal 2016, we are presenting the operations of Salus, CorAmerica and EIC within the Corporate and Other segment. All historical results have been recast to reflect this change.

Key financial highlights

•
Basic and diluted net loss attributable to common and participating preferred stockholders decreased $358.0 million to $198.8 million, or $1.00 and $0.99 per basic and diluted common share attributable to controlling interest, respectively, in Fiscal 2016, compared to basic and diluted net loss attributable to common and participating preferred stockholders of $556.8 million, or $2.81 per basic and diluted common share attributable to controlling interest in Fiscal 2015.

•	We ended the year with corporate cash and investments at HRG of approximately $172.0 million.

•
Our Consumer Products segment’s operating income for Fiscal 2016 increased $182.2 million, or 38.4%, to $656.3 million from $474.1 million for Fiscal 2015. Our Consumer Products segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA - Consumer Products”) increased by $152.2 million, or 19.0%, to $952.8 million versus Fiscal 2015 driven by the performance of Armored AutoGroup Parent Inc. (“AAG”), which was acquired during Fiscal 2015, coupled with higher organic sales and margins in all other product lines. Adjusted EBITDA margin represented 18.9% of sales as compared to 17.1% in Fiscal 2015.

•
Our Insurance segment’s operating loss for Fiscal 2016 was $12.4 million compared to $68.7 million for Fiscal 2015. The decrease in operating loss was primarily due to credit impairment losses on intercompany investments of $11.3 million and $73.4 million in Fiscal 2016 and Fiscal 2015, respectively.

•
During Fiscal 2016, we received cash dividends of approximately $63.5 million from our subsidiaries, including $50.9 million, $12.2 million and $0.4 million from Spectrum Brands, FGL and CorAmerica, respectively, which does not give effect to the net impact from interest payments made by HRG with respect to the intercompany notes issued by HGI Energy.

Results of Operations
Fiscal 2016 Compared to Fiscal 2015, and Fiscal 2015 Compared to Fiscal 2014
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Revenues:
Consumer Products	$5,039.7	$4,690.4	$4,429.1	$349.3	$261.3
Insurance	150.4	(98.8)	144.3	249.2	(243.1)
Intersegment elimination (a)	16.4	54.7	7.8	(38.3)	46.9
Consolidated segment revenues	5,206.5	4,646.3	4,581.2	560.2	65.1
Corporate and Other	8.9	63.4	53.5	(54.5)	9.9
Total revenues	$5,215.4	$4,709.7	$4,634.7	$505.7	$75.0

Operating income (loss):
Consumer Products	$656.3	$474.1	$481.9	$182.2	$(7.8)
Insurance	(12.4)	(68.7)	40.1	56.3	(108.8)
Intersegment elimination (a,b)	68.1	(62.9)	32.5	131.0	(95.4)
Total segment operating income	712.0	342.5	554.5	369.5	(212.0)
Corporate and Other and eliminations	(84.0)	(296.7)	(127.1)	212.7	(169.6)
Consolidated operating income	628.0	45.8	427.4	582.2	(381.6)
Interest expense	(397.1)	(401.6)	(298.8)	4.5	(102.8)
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	—	(12.7)	—	12.7
Gain on deconsolidation of subsidiary	—	38.5	—	(38.5)	38.5
Other income (expense), net	1.0	10.2	(11.9)	(9.2)	22.1
Income (loss) from continuing operations before income taxes	231.9	(307.1)	104.0	539.0	(411.1)
Income tax expense (benefit)	41.5	(16.2)	89.6	57.7	(105.8)
Net income (loss) from continuing operations	190.4	(290.9)	14.4	481.3	(305.3)
(Loss) income from discontinued operations, net of tax	(224.3)	(221.5)	87.3	(2.8)	(308.8)
Net (loss) income	(33.9)	(512.4)	101.7	478.5	(614.1)
Less: Net income attributable to noncontrolling interest	164.9	44.4	112.0	120.5	(67.6)
Net loss attributable to controlling interest	(198.8)	(556.8)	(10.3)	358.0	(546.5)
Less: Preferred stock dividends, accretion and loss on conversion	—	—	73.6	—	(73.6)
Net loss attributable to common and participating preferred stockholders	$(198.8)	$(556.8)	$(83.9)	$358.0	$(472.9)
(a) The Intersegment eliminations primarily represent the reversal and reclassification of impairments recorded in our Insurance segment on affiliated investments, as well as usual intercompany transactions for the period. For Fiscal 2015, the Insurance segment eliminations include the reversal of intercompany asset impairments of  $57.1 million.
(b) For its stand-alone reporting purposes, Front Street elected, since inception, to apply the fair value option to account for its funds withheld receivables, non-funds withheld assets and future policyholder benefits reserves related to its assumed reinsurance. For our consolidated reporting, the results from Front Street’s assumed reinsurance business with FGL is reported on FGL’s historical basis. Accordingly, in order to align our consolidated reporting, we have recorded a net intersegment adjustment to operating income (loss) of $59.7 million, $(115.4) million and $45.1 million for Fiscal 2016, 2015 and 2014, respectively. Upon completion of the FGL Merger, our consolidated results will reflect all reinsurance business on the fair value option.
Revenues. Revenues for Fiscal 2016 increased $505.7 million, or 10.7%, to $5,215.4 million from $4,709.7 million for Fiscal 2015. The increase was primarily due to growth from acquisitions and organic net sales from our Consumer Products segment, coupled with an increase in fair value of the underlying fixed maturity debt securities included in the funds withheld receivables in the Insurance segment due to lower interest rates and tighter credit spreads. These increases were partially offset by negative impact of foreign exchange in the Consumer Products segment; lower sales revenue associated with FOH that was deconsolidated in Fiscal 2015; and lower investment income as a result of the decrease in the asset-based loan portfolio of Salus.
Revenues for Fiscal 2015 increased $75.0 million, or 1.6%, to $4,709.7 million from $4,634.7 million for Fiscal 2014. The increase was primarily due to sales growth driven by acquisitions in the Consumer Products segment. This was offset by the negative impact of foreign exchange in the Consumer Products segment and a decrease in the fair value of the underlying fixed maturity debt securities included in the funds withheld receivables during Fiscal 2015, coupled with realized losses related to credit impairment losses related to intercompany investments and asset-based loan participations that were recorded in Fiscal 2015.
Consolidated operating income. Consolidated operating income for Fiscal 2016 increased $582.2 million, or 1,271.2%, to $628.0 million from an operating income of $45.8 million for Fiscal 2015. The $582.2 million increase in operating income was mainly due to increased profitability in our Consumer Products segment, lower impairments in our Insurance and Corporate and Other segments, lower selling, acquisition, operating and general expenses in the Corporate and Other segment and an increase in the fair value of the underlying fixed maturity debt securities included in the funds withheld receivables during Fiscal 2016 due to market conditions with decreasing risk-free rates and tightening credit spreads resulting in generally higher valuations of fixed maturity debt securities.
Operating income for Fiscal 2015 decreased $381.6 million, or 89.3%, to $45.8 million from $427.4 million for Fiscal 2014. The decrease was primarily due to impairments in our Insurance and Corporate and Other segments; an increase in the fixed index annuities (“FIA”) present value of future credits in our Insurance segment; increased costs and lower revenues in our Corporate and Other segment; and the severance payments associated with the departure of Philip Falcone, the Company’s former Chief Executive Officer, in December 2014 (the “2014 CEO Departure”).
Interest expense. Interest expense decreased $4.5 million to $397.1 million for Fiscal 2016 from $401.6 million for Fiscal 2015. The decrease was primarily due to $58.8 million of one-time costs incurred in Fiscal 2015 related to the financing of Spectrum Brands’ acquisition of AAG (the “AAG Acquisition”), the refinancing of certain of Spectrum Brands’ term loans (the “Term Loans Refinancing”) and the refinancing of Spectrum Brands’ revolver facility (the “Revolver Facility Refinancing”) and redemption of SBI’s 6.75% senior unsecured notes (the “6.75% Notes”). Expenses related to the financing of the AAG Acquisition included $14.1 million of costs related to bridge financing commitments and $4.5 million of costs related to interest on the acquired AAG senior notes from the date of the acquisition through the time of payoff. Expenses related to the Term Loan Refinancing, Revolver Facility Refinancing and redemption of the 6.75% Notes included: (i) $16.9 million of cash costs related to the call premium and pre-paid interest on the 6.75% Notes; (ii) $10.4 million of cash costs related to fees associated with the refinancing of the Term Loan; (iii) $8.8 million of non-cash costs for the write-off of unamortized deferred financing fees and original issue discount; and (iv) $4.1 million of non-cash costs for the write off of unamortized deferred financing fees on the 6.75% Notes. This decrease was partially offset by $21.4 million of non-recurring costs due to Spectrum Brands’ refinancing activity during Fiscal 2016, including (i) $15.6 million tender premium upon repayment of 6.375% Notes, and (ii) a $5.8 million non-cash expense for the write-off of debt issuance costs associated with the repayment of 6.375% Notes. Excluding the one-time and non-recurring costs, interest expense increased $32.9 million due to higher overall debt levels in the Consumer Products segment and Corporate and Other segment.
Interest expense increased $102.8 million to $401.6 million for Fiscal 2015 from $298.8 million for Fiscal 2014. As described further above, the increase was primarily due to $58.8 million non-recurring costs incurred related to the financing of the AAG Acquisition and Term Loan Refinancing, Revolver Facility Refinancing and redemption of the 6.75% Notes in Fiscal 2015. Also contributing to the increases in interest expense were higher overall debt levels in the Consumer Products segment and Corporate and Other segment, offset in part by refinancing to lower rate debt during Fiscal 2014.
Loss from the change in the fair value of the equity conversion feature of preferred stock. The loss from the change in the fair value of the equity conversion feature of HRG’s then outstanding Preferred Stock of $12.7 million for Fiscal 2014 was primarily due to an increase in the market price of our common stock from $10.37 to $11.69 per share during Fiscal 2014 through the date of the conversion of HRG’s then outstanding Preferred Stock on May 15, 2014.
Gain on deconsolidation of subsidiary. FOH was deconsolidated in Fiscal 2015, which resulted in a gain of $38.5 million upon the elimination of FOH’s cumulative historical losses through April 19, 2015, the date FOHG, FOH and their subsidiaries filed for bankruptcy. Following the completion of the bankruptcy of FOHG, FOH and their subsidiaries, such entities ceased to be subsidiaries of HRG.
Other income (expense), net. Other income decreased $9.2 million to $1.0 million for Fiscal 2016 compared to $10.2 million for Fiscal 2015. Other income for Fiscal 2015 increased $22.1 million from other expense of $11.9 million for Fiscal 2014.
The income for Fiscal 2015 of $10.2 million was primarily due to unrealized gains on our ownership interest in HC2 Holdings Inc. (“HC2”) which was sold during the first fiscal quarter of 2016; and a gain on contingent purchase price reduction and associated interest income as a result of a settlement with OM Group (UK) Limited (“OMGUK”) during Fiscal 2015 of a purchase price adjustment in connection with HRG’s acquisition of FGL’s subsidiaries; partially offset by foreign exchange losses on asset-based loans denominated in Canadian Dollars for which Salus bears the foreign exchange exposure.
Other expense for Fiscal 2014 of $11.9 million was primarily due to unrealized losses on marketable securities classified as trading.
Income Taxes. Our tax rates are affected by many factors, including our mix of worldwide earnings related to operations in various taxing jurisdictions, changes in tax legislation and the character of our income.

For Fiscal 2016, our effective tax rate of 17.9% differed from the expected U.S. statutory tax rate of 35.0%. Our tax rate was reduced by the change in judgment in the realizability on a portion of Spectrum Brands’ U.S. net operating loss (“NOL”) carryforwards that were previously recorded with valuation allowance. This reduction was partially offset by an increase in the valuation allowance needed for current year losses from the Corporate and Other segment in the U.S. that are not more-likely-than-not to be realized. For Fiscal 2016, Spectrum Brands’ effective tax rate was reduced primarily due to the release of valuation allowances on U.S. NOL deferred tax assets and income earned outside the U.S. that is subject to statutory rates lower than 35.0% offsetting tax expense on U.S. pretax income. Our effective tax rate for Fiscal 2016 also included the effect of $25.5 million of income tax expense recognized by Spectrum Brands’ for a tax contingency reserve for an uncertain tax position in Germany. During Fiscal 2016, a local court ruled against Spectrum Brands characterization of certain assets as amortizable under Germany tax law. Spectrum Brands has appealed this ruling to the German Federal Court. While Spectrum Brands continues to believe that Spectrum Brands’ tax treatment was correct under the applicable German law, Spectrum Brands has concluded that sufficient uncertainty on the ruling from the German Federal Court exists to record a full tax contingency for this exposure.
The effective tax rate for Fiscal 2016 also included the tax effects related to the adoption of Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $25.6 million during Fiscal 2016. In addition, $5.9 million of excess tax benefits were recognized in (Loss) income from discontinued operations, net of tax as the excess tax benefits increased net operating loss carryforwards that are expected to offset the tax effects of the FGL Merger.
During Fiscal 2016, Spectrum Brands determined it is more-likely-than-not that its U.S. deferred tax assets will be used to reduce taxable income, except for tax attributes subject to ownership change limitations, capital losses, and certain state operating losses and credits that will expire unused. Spectrum Brands released $111.1 million of domestic valuation allowance during Fiscal 2016. Approximately $25.1 million of the domestic valuation allowance released by Spectrum Brands resulted from additional deferred tax assets created by the adoption of ASU 2016-09, effective October 1, 2015. In December 2015, Spectrum Brands received a ruling from the Internal Revenue Service which resulted in $87.8 million of U.S. NOL being restored and a release of $16.2 million of domestic valuation allowance from additional deferred tax assets created by such ruling. Spectrum Brands recorded tax expense of $3.1 million related to additional foreign valuation allowance during Fiscal 2016.
For Fiscal 2015, our effective tax rate of 5.3% differed from the expected U.S. statutory tax rate of 35.0% and was impacted by pretax losses including significant impairment and bad debt expense in our Corporate and Other segment in the U.S., and certain pretax losses from foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not to be realized, resulting in the recording of valuation allowances. Additionally, the effective tax rate for Fiscal 2015 included the recognition of a nonrecurring net income tax benefit of $12.3 million attributable to the tax impact related to the impairment of certain FOH’s indefinite lived intangible assets. Due to the indefinite life of these assets for book purposes, the related deferred tax liability was not regarded as a source of taxable income to support the realization of deferred tax assets. Consequently, the impairment recorded resulted in a reduction to the deferred tax liability previously recorded. In addition, for Fiscal 2015, the Company recognized a $22.8 million income tax benefit from the reversal of a portion of Spectrum Brands’ U.S. valuation allowance on deferred tax assets in connection with the acquisition of AAG. As a result of the AAG Acquisition, Spectrum Brands determined that a portion of its pre-existing deferred tax assets are more-likely-than-not to be realized by the combined entity and a portion of the valuation allowance should be eliminated. The discrete tax benefits related to the reversal of Spectrum Brands’ valuation allowance and impairments at FOH reduced the Company’s income tax expense for Fiscal 2015.
For Fiscal 2014, our effective tax rate of 86.2%, differed from the expected U.S. statutory tax rate of 35.0% and was primarily driven by: (i) pretax losses in the U.S. and some foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not realizable, resulting in valuation allowances; (ii) an increase in the fair value of the equity conversion feature of our then outstanding Preferred Stock with no tax benefit; (iii) tax amortization of certain indefinite lived intangibles; and (iv) tax expense on income in certain foreign jurisdictions for which the Company will not receive tax credits in the U.S. due to its tax loss position. Partially offsetting these items was a release of U.S. valuation allowances as a result of a recent acquisition by Spectrum Brands.
Up through the 2015 tax year end, the majority of NOLs, capital loss and tax credit carryforwards of HRG and Spectrum Brands were historically subject to valuation allowances, as we concluded that all or a portion of the related tax benefits are not more-likely-than-not to be realized. Utilization of a portion of the NOL, capital loss and tax credit carryforwards of HRG and Spectrum Brands are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations resulted from ownership changes of more than 50 percentage points over a three-year period. When consummated, the FGL Merger is expected to result in a significant amount of tax attribute carryforwards to be realized. As a result, in Fiscal 2016, we reversed a significant portion of our valuation allowance previously recorded against tax attribute carryforwards that are expected to be realized against the tax effects of the FGL Merger. See Part I. Item 1A. Risk Factor - Risks Related to HRG - “HRG and certain of its subsidiaries, including Spectrum Brands and FGL, may not be able to fully utilize their net operating loss and other tax carryforward; restrictions in HRG’s Certificate of Incorporation intended to protect net operating losses and other tax attributes may limit transfer of HRG’s Securities.”

(Loss) income from discontinued operations, net of tax. Discontinued operations include FGL’s and Compass’ results from operations that were previously reported in our Insurance segment and our former Energy segment, respectively. Loss from discontinued operations, net of tax for Fiscal 2016 was $224.3 million compared to $221.5 million for Fiscal 2015. The $2.8 million increase in loss from discontinued operations, net of tax was primarily driven by a decrease in income attributable to FGL of $412.2 million, partially offset by an increase in income attributable to Compass of $409.4 million.
The decrease in income of $412.2 million attributable to FGL was driven by a write-down of the carrying value of the assets of business held for sale to fair value less cost to sell of $362.8 million (mostly due to the increase in unrealized gains, net of offsets in FGL’s investment portfolio). Such write-down could be partially reversed if the carrying value of FGL decreases in future reporting periods. If the FGL Merger is consummated , the amount of AOCI related to FGL will be recognized through (loss) income from discontinued operations on the statement of operations and could result in a gain from discontinued operations. In addition, there was a decrease in net income attributable to FGL’s operations of $34.2 million which was driven primarily by a decrease in fair value of FGL’s reinsurance related embedded derivative resulting from an increase in the fair value of the underlying assets held in the funds withheld portfolio. Partially offsetting these decreases were increases recognized by FGL in net investment income due to increased average assets under management as well as higher earned yields from repositioning activities, tender offer consideration and bond prepayment income; and insurance and investment product fees due to increases in rider fees on FIA policies and in cost of insurance charges on universal life policies. Also attributing to the decrease in FGL’s net income in Fiscal 2016 was $15.2 million of income tax expense primarily related to the establishment of a deferred tax liability of $367.9 million at September 30, 2016 as a result of classifying HRG’s ownership interest in FGL as held for sale, partially offset by the recognition of a $94.7 million deferred tax asset related to realized capital losses primarily from the Compass Sale and $258.0 million reduction of valuation allowances on HRG’s net operating and capital loss carryforwards expected to offset the tax effects of the FGL Merger.
The $409.4 million increase in income attributable to Compass was primarily due to a decrease of ceiling test impairments in Fiscal 2016 of $391.9 million year over year; a gain on sale of oil and gas properties of $105.6 million in Fiscal 2016; and $53.6 million gain on disposal of Compass; partially offset by a gain upon gaining control of an equity method investment of $141.2 million in Fiscal 2015.
Loss from discontinued operations, net of tax for Fiscal 2015 was $221.5 million compared to income from discontinued operations, net of tax of $87.3 million for Fiscal 2014. The $308.8 million increase in loss from discontinued operations, net of tax was primarily driven by an increase attributable to Compass of $300.9 million due to higher ceiling test impairments in Fiscal 2015 and lower prices of oil, natural gas and natural gas liquids and natural production declines, partially offset by a gain upon gaining control of an equity method investment.
Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the noncontrolling interest. Such amount varies in relation to such subsidiary’s net income or loss for the period and the percentage interest not owned by HRG.
Preferred Stock Dividends and Accretion. While outstanding, HRG’s Preferred Stock dividends and accretion consisted of (i) a cumulative quarterly cash dividend at an annualized rate of 8%; (ii) a quarterly non-cash principal accretion, which accrued under certain circumstances; (iii) accretion of the carrying value of the Preferred Stock, which was discounted by the bifurcated equity conversion feature and issuance costs; and (iv) any gain or loss realized upon the conversion of the Preferred Stock. As a result of the conversion of HRG’s Preferred Stock in the third quarter of Fiscal 2014, HRG no longer recognizes preferred dividends and accretion. On May 15, 2014, the Company elected to exercise its option to convert all but one share of the remaining outstanding Preferred Stock into shares of its common stock. Upon converting the outstanding Preferred Stock, the Company recognized a loss of $43.9 million. As a result of the conversion of the Preferred Stock, the Company ceased recognizing any additional dividends and accretion, and is no longer required to compute the Preferred Stock net asset value (“NAV”). The remaining share of Preferred Stock only provides its holders certain information and governance rights and does not have any dividend or accretion rights.

Consumer Products Segment
Acquisitions
The application of acquisition accounting as a result of business combinations can significantly affect certain assets, liabilities and expenses. During Fiscal 2015 and 2014, Spectrum Brands completed a number of acquisitions as outlined below. There were no acquisitions during Fiscal 2016. See Note 3, “Acquisitions” to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for further details regarding acquisition activity.
AAG - Spectrum Brands completed the acquisition of AAG, a consumer products company consisting primarily of Armor All branded appearance products, STP branded performance chemicals, and A/C PRO branded do-it-yourself automotive air conditioner recharge products. The results of AAG’s operations are included in the Company’s Consolidated Statements of Operations, since May 21, 2015.

Salix - Spectrum Brands completed the acquisition of Salix, a vertically integrated producer and distributor of natural rawhide dog chews, treats and snacks. The results of Salix’s operations are included in the Company’s Consolidated Statements of Operations since January 16, 2015.
European IAMS and Eukanuba - Spectrum Brands completed the acquisition of Procter & Gamble’s European IAMS and Eukanuba, including its brands for dogs and cats. The results of the European IAMS and Eukanuba’s operations are included in the Company’s Consolidated Statements of Operations since December 31, 2014.
Tell Manufacturing - Spectrum Brands completed the acquisition of Tell, a leading manufacturer and distributor of commercial doors, locks and hardware. The results of Tell’s operations are included in the Company’s Consolidated Statements of Operations since October 1, 2014.
Liquid Fence - Spectrum Brands completed the acquisition of the Liquid Fence, a producer of animal repellents. The results of Liquid Fence’s operations are included in the Company’s Consolidated Statements of Operations since January 2, 2014.
Spectrum Brands continually seeks to improve its operational efficiency, match the manufacturing capacity and product costs to market demand and better utilize its manufacturing resources. Spectrum Brands has undertaken various initiatives to reduce manufacturing and operating costs. See Note 20, “Restructuring and Related Charges” to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for further restructuring and related activity.
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Net consumer and other product sales	$5,039.7	$4,690.4	$4,429.1	$349.3	$261.3
Cost of consumer products and other goods sold	3,119.8	3,020.0	2,860.3	99.8	159.7
Consumer products segment gross profit	1,919.9	1,670.4	1,568.8	249.5	101.6
Selling, acquisition, operating and general expenses	1,165.0	1,108.5	1,005.2	56.5	103.3
Impairments and bad debt expense	4.7	—	—	4.7	—
Amortization of intangibles	93.9	87.8	81.7	6.1	6.1
Operating income - Consumer Products segment	$656.3	$474.1	$481.9	$182.2	$(7.8)
Net consumer and other product sales. Net consumer and other products sales for Fiscal 2016 increased $349.3 million, or 7.4%, to $5,039.7 million from $4,690.4 million for Fiscal 2015. The increase in net consumer product sales was primarily due to the impact of the AAG Acquisition that accounted for $277.3 million and the growth in organic net sales across the hardware and home improvement products, consumer batteries, home and garden control products, personal care products, global auto care and global pet supplies product lines. These increases were partially offset by the negative impact of foreign exchange of $126.2 million and a decrease in small appliances product lines. Organic net sales excludes the impact of foreign currency translation and acquisitions, and is considered a non-GAAP measurement (See “Non-GAAP Measures” section below for reconciliation of net sales to organic net sales).
The following table details the principal components of the change in the Consumer Products segment net sales from Fiscal 2015 to Fiscal 2016 (in millions):

Net Sales
Fiscal 2015 Net consumer and other product sales	$4,690.4
Acquisition of AAG	277.3
Acquisition of European IAMS and Eukanuba	44.2
Acquisition of Salix	30.3
Increase in consumer batteries	51.2
Increase in hardware and home improvement products	50.2
Increase in home and garden control products	35.1
Increase in global auto care	16.6
Increase in personal care products	12.9
Increase in global pet supplies	1.2
Decrease in small appliances	(43.5)
Foreign currency impact, net	(126.2)
Fiscal 2016 Net consumer and other product sales	$5,039.7
The consumer batteries organic net sales improved $51.2 million for Fiscal 2016 compared to Fiscal 2015 primarily attributable to increases in North America of $6.9 million due to an increase in alkaline battery volumes from branded and private label product; increases in Europe of $33.8 million primarily from an increase in alkaline battery sales of $17.5 million driven by promotional sales volumes, increased e-commerce and new private label customers; an increase in hearing aid and specialty batteries of $14.9 million due to higher volumes with new and existing customers coupled with increases in portable power sales; and increases in Latin America of $9.7 million primarily from hearing aid and specialty batteries.
Hardware and home improvement products organic net sales grew $50.2 million for Fiscal 2016 compared to Fiscal 2015 mainly attributable to an increase in the security product category of $40.0 million from an increase in point of sale, new product listings with key retail customers, increases in e-commerce volumes, and market growth with non-retail customers, partially offset by a $5.5 million decrease in sales with private label customers due to the transition in production of higher-margin branded product; an increase in plumbing products of $14.7 million from the introduction of new products and promotional sales with key retail customers. These increases were partially offset by a $3.7 million decrease in hardware products driven by a $22.8 million decrease for the expiration of a customer tolling agreement and planned exit of unprofitable businesses, mitigated by volume growth at existing retail and market expansion with non-retail customers in North America.
Home and garden control products organic net sales grew $35.1 million for Fiscal 2016 compared to Fiscal 2015 primarily attributable to increases in repellent products growth of $15.7 million due to volume growth with key retailers and increased demand in response to the Zika virus; an increase in household insect control products of $10.3 million from volume growth with key retailers; and an increase in lawn and garden control products of $9.0 million from an extended outdoor season due to warmer weather and early season retail shipments.
Global auto care organic net sales increased $16.6 million for Fiscal 2016 compared to Fiscal 2015 primarily driven by increased sales from air conditioning recharge and refrigerant products and the introduction of private label products with a key customer.
Personal care products organic net sales increased $12.9 million for Fiscal 2016 compared to Fiscal 2015 mainly attributable to increases in Europe of $13.0 million and Latin America of $9.5 million from higher volume due to promotional sales and market expansion; offset by decrease in North America of $13.9 million for softer point of sales in the category, reduction in retail inventory, shifting of holiday sales and competitive pricing.
Global pet supplies net sales increased $1.2 million primarily due to increases in aquatic sales of $1.1 million from timing of prior year holiday shipments, partially offset with the exit of lower margin business; while companion animal and pet food sales were consistent to prior year due to increased competition at key retailers, offset by growth with independent pet retailers, timing of promotional activity, and exiting of certain private label business.
Small appliances organic net sales decreased $43.5 million for Fiscal 2016 compared to Fiscal 2015 primarily attributable to decrease in sales in North America of $43.8 million due to softer point of sale within the category, reduction in retail inventory, shifting of holiday sales, and competitive pricing.
Net consumer products sales for Fiscal 2015 increased $261.3 million, or 5.9%, to $4,690.4 million from $4,429.1 million for Fiscal 2014. The increase was primarily due to the impact of the acquisitions of AAG, European IAMS and Eukanuba, Salix and Tell that accounted for $400.0 million and the growth in organic net sales across global pet supplies, small appliances, home and garden control, personal care, and hardware and home improvement product lines. These increases were partially offset by the negative impact of foreign exchange of $229.8 million and a decrease in consumer battery sales. The following table details the principal components of the change in the Consumer Products segment net sales from the Fiscal 2014 to Fiscal 2015 (in millions):

Net Sales
Fiscal 2014 Net consumer and other product sales	$4,429.1
Acquisition of AAG	160.5
Acquisition of European IAMS and Eukanuba	128.7
Acquisition of Salix	71.4
Acquisition of Tell	39.4
Increase in small appliances	51.3
Increase in home and garden control products	42.2
Increase in personal care products	35.5
Increase in hardware and home improvement products	20.7
Decrease in global pet supplies	(15.8)
Decrease in consumer batteries	(42.8)
Foreign currency impact, net	(229.8)
Fiscal 2015 Net consumer and other product sales	$4,690.4
Small appliances organic net sales increased $51.3 million for Fiscal 2015 compared to Fiscal 2014 driven by increased sales in North America of $25.1 million attributable to the success of new product launches; an increase in Europe sales of $24.9 million from promotional activity; and an increase in Latin America sales of $2.0 million from new product introductions and volume increases in certain product lines.

Home and garden control products organic net sales grew $42.2 million for Fiscal 2015 compared to Fiscal 2014 attributable to increases in repellent products of $16.2 million, lawn and garden control products of $13.1 million, and household insect control products of $12.8 million. The sales increase for all categories within home and garden was a result of distribution gains, strong point of sale activity driving replenishment orders at existing customer and market share gains on certain brands.
Personal care products organic net sales increased $35.5 million for Fiscal 2015 compared to Fiscal 2014 mainly driven by increased sales in North America, Europe and Latin America of $11.6 million, $16.6 million and $5.3 million, respectively. The North American sales increase was primarily a result of product display location changes at a major customer, promotional activity and continued growth through the e-commerce channel. The European sales increase was due to a combination of sales from new products and continued expansion into Eastern European markets. The Latin American sales increase was primarily attributable to growth in Mexico, new customers and effective promotional sales within the region.
Hardware and home improvement products organic net sales increased $20.7 million for Fiscal 2015 compared to Fiscal 2014 driven by an increase in North America as a result of higher domestic security and plumbing sales from retailers due to customer gains and from non-retailers through pricing and market growth. The increase was partially offset by a $14.2 million decrease in sales in the Asia-Pacific region driven by the exit of lower margin products and the expiration of a customer tolling agreement.
Global pet supplies organic net sales decreased $15.8 million for Fiscal 2015 compared to Fiscal 2014 primarily due to decreases in aquatic sales of $12.8 million.
Consumer batteries organic net sales decreased $42.8 million for Fiscal 2015 compared to Fiscal 2014 primarily driven by a $75.8 million decrease in sales in North America due to lower alkaline batteries sales of $54.6 million from continued competitor discounting coupled with a large retail customer’s bankruptcy, and a decrease in specialty batteries and lights from distribution loss to a competitor at a major retailer and timing of holiday sales; partially offset by an increase in Europe sales of $29.4 million from increased alkaline batteries sales of $24.4 million from increased volumes with new and existing retailers and private label customers, increased volumes in specialty and hearing aid batteries, plus increased lights from new products and promotional activity.
Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal			Increase (Decrease)
Product line net sales	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Hardware and home improvement products	$1,241.0	$1,205.5	$1,166.0	$35.5	$39.5
Consumer batteries	840.7	829.5	957.8	11.2	(128.3)
Global pet supplies	825.7	758.2	600.5	67.5	157.7
Small appliances	656.0	734.6	730.8	(78.6)	3.8
Personal care products	513.6	528.1	542.1	(14.5)	(14.0)
Home and garden control products	509.0	474.0	431.9	35.0	42.1
Global auto care	453.7	160.5	—	293.2	160.5
Total net sales to external customers	$5,039.7	$4,690.4	$4,429.1	$349.3	$261.3
Cost of consumer products and other goods sold / Consumer products segment gross profit. Consumer products segment gross profit, representing net consumer products sales minus consumer products cost of goods sold, for Fiscal 2016 was $1,919.9 million compared to $1,670.4 million for Fiscal 2015. Gross profit margin for Fiscal 2016 increased to 38.1% from 35.6% in Fiscal 2015 primarily driven by the AAG Acquisition, and a shift towards higher margin product sales and continuing cost improvements across segments.
Consumer products segment gross profit for Fiscal 2015 was $1,670.4 million compared to $1,568.8 million for Fiscal 2014. The increase in gross profit was primarily attributable to higher margin sales and continuing cost improvements. Gross profit margin for Fiscal 2015 increased to 35.6% from 35.4% in Fiscal 2014. The increase in gross profit margin was due to a shift towards higher margin product sales and cost improvement initiatives.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased by $56.5 million, or 5.1%, to $1,165.0 million for Fiscal 2016, from $1,108.5 million for Fiscal 2015 primarily attributable to an increase of $83.3 million due to increased net sales, prior year acquisitions, increased share based compensation of $16.8 million and increased research and development costs of $7.4 million; partially offset by a decrease in acquisition and integration related charges of $22.1 million and decreased restructuring and related charges of $11.9 million.
Selling, acquisition, operating and general expenses increased by $103.3 million, or 10.3%, to $1,108.5 million for Fiscal 2015 from $1,005.2 million for Fiscal 2014 primarily attributable to an increase of $53.6 million in selling and general and administrative expenses as a result of acquisition activity and increased net sales, increased acquisition and integration costs of $38.7 million and increased restructuring and related charges of $7.4 million for new and continuing restructuring initiatives.
Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with our acquisitions.
Impairments and bad debt expense. For Fiscal 2016, the Consumer Products segment recognized $4.7 million impairment on indefinite life intangible asset due to the reduction in value over certain tradenames in response to changes in management’s strategy. There was no impairment loss on indefinite-lived intangible assets for Fiscal 2015 or 2014.
Amortization of intangibles. For Fiscal 2016, amortization of intangibles increased $6.1 million, or 6.9%, to $93.9 million from $87.8 million for Fiscal 2015. For Fiscal 2015, amortization of intangibles increased $6.1 million, or 7.5%, to $87.8 million from $81.7 million for Fiscal 2014. The increases were as a result of the additional definite lived intangible assets acquired during Fiscal 2015 and 2014.

Insurance Segment
Presented below is a table that summarizes the results of operations of our Insurance segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Insurance segment revenues	$150.4	$(98.8)	$144.3	$249.2	$(243.1)

Benefits and other changes in policy reserves	153.2	(43.5)	92.8	196.7	(136.3)
Selling, acquisition, operating and general expenses	9.6	13.4	11.4	(3.8)	2.0
Total Insurance segment operating costs and expenses	162.8	(30.1)	104.2	192.9	(134.3)
Operating (loss) income - Insurance segment	$(12.4)	$(68.7)	$40.1	$56.3	$(108.8)
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
Insurance segment revenues. For Fiscal 2016, Insurance segment revenues increased $249.2 million to $150.4 million from a loss of $98.8 million for Fiscal 2015. The increase in Insurance segment revenues was primarily driven by an increase in the fair value of the underlying fixed maturity debt securities included in the funds withheld receivables during Fiscal 2016 and such increase was due to market conditions with decreasing risk-free rates and tightening credit spreads resulting in generally higher valuations of fixed maturity debt securities. In addition, the Insurance segment recognized losses related to credit impairment losses due to intercompany investments of $11.3 million and $73.4 million in Fiscal 2016 and Fiscal 2015, respectively, and asset-based loan participations of $5.1 million that were recorded in Fiscal 2015.
For Fiscal 2015, Insurance segment revenues decreased $243.1 million to a loss of $98.8 million compared to a gain of $144.3 million for Fiscal 2014. Such decrease was primarily driven by a decrease in the fair value of the underlying fixed maturity debt securities included in the funds withheld receivables during Fiscal 2015 due to market conditions with increasing risk-free rates and widening credit spreads resulting in generally lower valuations of fixed maturity debt securities. In addition, the Insurance segment recognized $78.5 million of losses related to credit impairment losses related to intercompany investments and asset-based loan participations that were recorded in Fiscal 2015.
Benefits and other changes in policy reserves. For Fiscal 2016, benefits and other changes in policy reserves increased $196.7 million to an expense of $153.2 million from an income of $43.5 million for Fiscal 2015. The increase was primarily due to a decrease in the insurance liability discount rate. In addition, at December 31, 2015, Front Street began discounting the liability cash flows by using the market yields on the underlying asset backing the liabilities less the non-performance spread to reflect uncertainty. In prior periods, the discount rate was based on risk-free rates plus non-performance spreads less a risk margin.
For Fiscal 2015, benefits and other changes in policy reserves decreased $136.3 million to an income of $43.5 million from an expense of $92.8 million for Fiscal 2014. The decrease was primarily due to the increase in the insurance liability discount rate for Fiscal 2015, as discussed above.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses of the Insurance segment decreased to $9.6 million for Fiscal 2016 as compared to $13.4 million for Fiscal 2015 mainly driven by legal and actuarial consulting costs related to new reinsurance treaties in Fiscal 2015. There were no new reinsurance treaties entered into during Fiscal 2016.
Selling, acquisition, operating and general expenses of the Insurance segment increased slightly to $13.4 million for Fiscal 2015 as compared to $11.4 million for Fiscal 2014 primarily due to costs associated with new reinsurance treaties.

Corporate and Other Segment
Presented below is a table that summarizes the results of operations of our Corporate and Other segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Corporate and Other segment revenues	$8.9	$63.4	$53.5	$(54.5)	$9.9

Cost of consumer products and other goods sold	—	30.9	15.3	(30.9)	15.6
Selling, acquisition, operating and general expenses	69.4	181.1	163.0	(111.7)	18.1
Impairments and bad debt expense	23.5	148.1	2.3	(124.6)	145.8
Total Corporate and Other segment operating costs and expenses	92.9	360.1	180.6	(267.2)	179.5
Operating loss - Corporate and Other segment	$(84.0)	$(296.7)	$(127.1)	$212.7	$(169.6)
Corporate and Other segment revenues. Presented below is a table that summarizes the Corporate and Other segment revenues by product line and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
Corporate and Other segment revenues	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Asset management	$8.9	$22.2	$34.2	$(13.3)	$(12.0)
Women’s apparel and related products	—	42.7	20.1	(42.7)	22.6
Inter-company eliminations	—	(1.5)	(0.8)	1.5	(0.7)
Corporate and Other segment revenues	$8.9	$63.4	$53.5	$(54.5)	$9.9
Asset Management
Revenues decreased $13.3 million to $8.9 million from $22.2 million for Fiscal 2015, primarily driven by lower revenue generated by Salus as a result of the continued run-off of the remaining outstanding amount of Salus loans primarily attributable to paydowns on existing loans and a lack of new loan originations by Salus.
Revenues decreased $12.0 million to $22.2 million from $34.2 million for Fiscal 2014, primarily due to lower interest revenue on Salus’ retained interest in the RadioShack loan for Fiscal 2015 as compared to Fiscal 2014, as well as the continued run-off and paydowns of Salus loans as discussed above. Partially offsetting these decreases was an increase in asset management revenues from CorAmerica and EIC driven by loan origination.
Women’s apparel and related products
Revenues from Women’s apparel and related products reported within the “Net consumer and other product sales” caption for Fiscal 2015 and 2014 represent sales from FOH. FOH was deconsolidated in the third quarter of Fiscal 2015 following the declaration of bankruptcy by FOHG, FOH and their subsidiaries in April 2015. Following the completion of the bankruptcy of FOHG, FOH and their subsidiaries, such entities ceased to be subsidiaries of HRG.
Cost of consumer products and other goods sold . Cost of consumer products and other goods sold for Fiscal 2015 and 2014 represents FOH cost of consumer products and other goods sold for Fiscal 2015 and 2014.
Selling, acquisition, operating and general expenses. Presented below is a table that summarizes the Selling, acquisition, operating and general expenses of our Corporate and Other segment by product line, and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
Selling, acquisition, operating and general expenses	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Corporate (a)	$52.2	$103.9	$116.4	$(51.7)	$(12.5)
Asset management	17.2	37.4	31.2	(20.2)	6.2
Women’s apparel and related products	—	39.8	15.4	(39.8)	24.4
Selling, acquisition, operating and general expenses - Corporate and Other segment	$69.4	$181.1	$163.0	$(111.7)	$18.1
(a) Fiscal 2016, 2015 and 2014 include $0.5 million, $1.2 million and $0.5 million, respectively, of selling, acquisition, operating and general expenses previously reported under the Insurance and Energy segments.

Corporate
Selling, acquisition, operating and general expenses decreased $51.7 million to $52.2 million for Fiscal 2016 from $103.9 million for Fiscal 2015. The decrease was primarily due to the absence in Fiscal 2016 of $34.1 million of severance costs associated with the 2014 CEO Departure and other HRG employee departures; a decrease of $5.2 million in bonus and stock based compensation; and a decrease in overall overhead cost for Fiscal 2016 when compared to Fiscal 2015. The lower compensation expense was driven by fewer participants in HRG’s bonus pool, which was partially offset by higher performance-based bonuses for the remaining participants.
Selling, acquisition, operating and general expenses decreased $12.5 million to $103.9 million for Fiscal 2015 from $116.4 million for Fiscal 2014. The decrease was primarily due to (i) a decrease in bonus expense of $31.7 million; (ii) the non-recurrence of a $6.1 million contingency reserve recorded in Fiscal 2014; (iii) a $2.9 million decrease in acquisition and integrations costs; and (iv) a $2.8 million reimbursement of legal fees as part of the settlement with OMGUK; partially offset by the severance costs associated with the 2014 CEO Departure and other HRG employee departures of $34.1 million.
HRG’s Compensation Committee established annual salary, cash and equity-based bonus arrangements for certain of HRG’s corporate employees. In determining the bonus arrangements for HRG employees, HRG has considered the change in the value of its net asset value in accordance with the criteria established by HRG’s Compensation Committee (“Compensation NAV”). In Fiscal 2016, underlying performance of the Compensation NAV increased 24.8% as compared to a decline of 3.8% in Fiscal 2015 and an increase of 41.5% in Fiscal 2014.
Asset Management
Selling, acquisition, operating and general expenses decreased $20.2 million to $17.2 million for Fiscal 2016 from $37.4 million for Fiscal 2015. The decrease in selling, acquisition, operating and general expenses reflect the continued run-off of the Salus portfolio, coupled with the effect of the Company’s sale of its ownership interest in CorAmerica and the wind-down of the operations of EIC.
Selling, acquisition, operating and general expenses increased $6.2 million to $37.4 million for Fiscal 2015 from $31.2 million for Fiscal 2014, primarily due to increased legal and consulting fees.
Women’s apparel and related products
Selling, acquisition, operating and general expenses increased $24.4 million to $39.8 million for Fiscal 2015 from $15.4 million in Fiscal 2014 primarily due to costs related to the bankruptcy filing of FOHG, FOH and their subsidiaries during Fiscal 2015.
Impairments and bad debt expense. Impairments and bad debt expense for Fiscal 2016 were $23.5 million due to $12.8 million net increase to the provision for credit losses on Salus’ asset-based loan portfolio and goodwill impairment of $10.7 million at CorAmerica.
Impairments and bad debt expense for Fiscal 2015 were $148.1 million primarily due to impairments of $60.2 million to goodwill and intangible assets due to a change in view of the strategic direction of FOH following the 2014 CEO Departure during the first quarter of Fiscal 2015, which triggered goodwill and intangibles impairment tests. In addition, the Company recognized $51.1 million charge-off on the loan to RadioShack, a former borrower of Salus, as well as an increase in the provision for credit losses of $19.2 million related to the RadioShack loan and $23.2 million related to other loans.

Non-GAAP Measurements
Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP financial measure used in our Consumer Products segment and one of the measures used for determining Spectrum Brands’ debt covenant compliance. We believe that certain financial measures that are not prescribed by generally accepted accounting principles (“GAAP”) provides useful information to investors because it reflects ongoing operating performance and trends, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods and facilitates comparisons between peer companies since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies.
EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes: (1) stock based compensation expense as it is a non-cash based compensation cost; (2) acquisition and integration costs that consist of transaction costs from acquisition transactions during the period or subsequent integration related project costs directly associated with the acquired business; (3) restructuring and related costs, which consist of project costs associated with restructuring initiatives; (4) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition; (5) non-cash asset impairments or write-offs realized; (6) and other adjustments. During Fiscal 2016, other adjustments consisted of costs associated with the onboarding of a key executive and the involuntary transfer of inventory. During Fiscal 2015, other adjustments consisted of costs associated with the exiting of a key executive, coupled with onboarding a key executive, plus the Company recognized a non-recurring adjustment for the devaluation of cash and cash equivalents denominated in Venezuelan currency.

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
Adjusted EBITDA — Consumer Products
The table below shows the adjustments made to the reported net income of the Consumer Products segment to calculate its Adjusted EBITDA (in millions):

	Fiscal
Reconciliation to reported net income:	2016	2015	2014
Reported net income - Consumer Products segment	$357.7	$149.4	$214.5
Interest expense	250.0	271.9	202.1
Income tax expense	40.0	43.9	59.0
Depreciation of properties	89.1	82.2	76.0
Amortization of intangibles	93.9	87.8	81.7
EBITDA - Consumer Products segment	830.7	635.2	633.3
Stock-based compensation	64.4	47.6	46.8
Acquisition and integration related charges	36.7	58.8	20.1
Restructuring and related charges	15.2	28.7	22.9
Write-off from impairment of intangible assets	4.7	—	—
Purchase accounting inventory adjustment	—	21.7	—
Venezuela devaluation	—	2.5	—
Other	1.1	6.1	1.3
Adjusted EBITDA - Consumer Products segment	$952.8	$800.6	$724.4
Our Consumer Products segment’s Adjusted EBITDA increased $152.2 million, or 19.0%, to $952.8 million in Fiscal 2016 as compared to $800.6 million for Fiscal 2015 primarily driven by a (i) $106.1 million increase attributable to AAG’s operations; (ii) the improved profitability in hardware and home improvement products and home and garden control products due to higher sales, improved product mix and cost improvements that account for $29.9 million of the increase in Adjusted EBITDA; and (iii) an increase of $15.6 million in the global pet supplies product line primarily driven by the acquisitions of Salix and European IAMS and Eukanuba. Adjusted EBITDA margin represented 18.9% of sales as compared to 17.1% in Fiscal 2015.
Our Consumer Products segment’s Adjusted EBITDA increased $76.2 million, or 10.5%, to $800.6 million for Fiscal 2015 from $724.4 million for Fiscal 2014 driven by $47.3 million attributable to AAG’s operations coupled with increased profitability in the home and garden control products as a result of an increase in net sales to external customers and product cost improvements initiatives. Adjusted EBITDA margin represented 17.1% of sales as compared to 16.4% in Fiscal 2014.
Organic Net Sales — Consumer Products
Our Consumer Products segment results contain financial information regarding organic net sales, which we define as net sales excluding the effect of changes in foreign currency exchange rates and impact from acquisitions. We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating performance from our Consumer Products segment’s activities without the effect of changes in currency exchange rate and/or acquisitions. The Consumer Products segment uses organic net sales as one measure to monitor and evaluate their regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period.

The following is a reconciliation of reported net sales to organic net sales for Fiscal 2016 compared to net sales for Fiscal 2015 and for Fiscal 2015 compared to Fiscal 2014:

Fiscal 2016	Net Sales	Effect of changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales September 30, 2015	$ Variance	% Variance
Hardware and home improvement products	$1,241.0	$14.7	$1,255.7	$—	$1,255.7	$1,205.5	$50.2	4.2%
Consumer batteries	840.7	40.0	880.7	—	880.7	829.5	51.2	6.2%
Global pet supplies	825.7	8.2	833.9	(74.5)	759.4	758.2	1.2	0.2%
Small appliances	656.0	35.1	691.1	—	691.1	734.6	(43.5)	(5.9)%
Personal care products	513.6	27.4	541.0	—	541.0	528.1	12.9	2.4%
Home and garden control products	509.0	0.1	509.1	—	509.1	474.0	35.1	7.4%
Global auto care	453.7	0.7	454.4	(277.3)	177.1	160.5	16.6	10.3%
Total	$5,039.7	$126.2	$5,165.9	$(351.8)	$4,814.1	$4,690.4	$123.7	2.6%

Fiscal 2015	Net Sales	Effect of changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales September 30, 2014	Variance	% Variance
Hardware and home improvement products	$1,205.5	$20.6	$1,226.1	$(39.4)	$1,186.7	$1,166.0	$20.7	1.8%
Consumer batteries	829.5	85.5	915.0	—	915.0	957.8	(42.8)	(4.5)%
Global pet supplies	758.2	26.6	784.8	(200.1)	584.7	600.5	(15.8)	(2.6)%
Small appliances	734.6	47.5	782.1	—	782.1	730.8	51.3	7.0%
Personal care products	528.1	49.5	577.6	—	577.6	542.1	35.5	6.5%
Home and garden control products	474.0	0.1	474.1	—	474.1	431.9	42.2	9.8%
Global auto care	160.5	—	160.5	(160.5)	—	—	—	n/a
Total	$4,690.4	$229.8	$4,920.2	$(400.0)	$4,520.2	$4,429.1	$91.1	2.1%

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
During Fiscal 2016, we received cash dividends of $63.5 million from our subsidiaries, including $50.9 million, $12.2 million and $0.4 million from Spectrum Brands, FGL and CorAmerica, respectively. During Fiscal 2017, we expect to receive approximately $55.1 million of dividends from our subsidiaries’ distributable earnings.
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
HRG’s liquidity may also be impacted by the capital needs of HRG’s subsidiaries and the ability of our subsidiaries to remain in compliance with the covenants governing their indebtedness. Such entities may require additional capital to acquire other business, maintain or grow their businesses, make payments on, or remain in compliance with the covenants governing their indebtedness, and/or make upstream cash distributions to HRG. For example, Front Street has required, and may in the future require, additional capital in order to operate its business, engage in reinsurance transactions, and/or to meet regulatory or other applicable capital requirements. Similarly, Salus has required, and may in the future require, additional capital in order to operate its business and execute on its strategy to collect its existing loans and wind-down its business. HGI Energy has required, and may in the future require, additional capital to conduct its operations and pay interest on the Affiliate Notes (as defined below).
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund the capital needs of our subsidiaries. At September 30, 2016, HRG’s corporate cash, cash equivalents and investments were $172.0 million.
We expect that dividends from our subsidiaries along with our cash on hand, cash equivalents and investments to exceed our expected cash requirements and to satisfy our interest obligations, and general administrative expenses for at least the next twelve months. Depending on a variety of factors, including general state of capital markets, operating needs or business strategies, HRG and/or one or more of its subsidiaries may or may be required to raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or on terms satisfactory to HRG. We seek to service any such new additional debt through increasing the dividends we receive or disposing of certain of our holdings, but there can be no assurance that we will be able to do so. We may also seek to repurchase, retire or refinance, as applicable, all or a portion of, our 7.875% Notes, the 7.75% Notes, or common stock through open market purchases, tender offers, negotiated transactions or otherwise.
HGI Energy
HGI Energy has indebtedness of an aggregate $92.0 million under notes issued by HGI Energy for which Front Street, a wholly-owned subsidiary of HRG bears the economic risk (the “Affiliate Notes”). The Affiliate Notes mature on August 22, 2017 and carries interest of 0.71% payable semi-annually. HGI Energy’s assets at September 30, 2016 included $116.0 million of marketable securities owned by HGI Energy. HGI Energy has required, and may in the future require, additional capital to conduct its operations and pay interest on the Affiliate Notes.

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due in Fiscal 2017 through a combination of cash on hand ($275.3 million at September 30, 2016), cash flows from operations and $466.2 million available borrowings under the asset based lending revolving credit facility (the “Revolver Facility”). Spectrum Brands expects its capital expenditures for Fiscal 2017 will be approximately $110.0 million to $120.0 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under Spectrum Brands’ debt agreements, including the Revolver Facility, will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.

Front Street
Front Street’s liquidity needs consist primarily of supporting the capitalization of its reinsurance business. As of September 30, 2016, Front Street maintained regulatory capital in excess of its minimum commitments. Front Street’s reinsurance obligations are collateralized by the assets in the funds-withheld accounts of ceding companies. Front Street does not expect to need additional liquidity in the near-term, but there can be no assurance that its capitalization or the funds-withheld assets will be sufficient in the future to meet applicable regulatory requirements or its reinsurance obligations in the event of impairments in the funds-withheld assets.
Funds withheld receivables
Front Street Cayman has entered into various reinsurance agreements on a funds withheld basis, meaning that funds are withheld by the ceding company, from the coinsurance premium owed to Front Street Cayman as collateral for Front Street Cayman’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership for the ceding company. Front Street Cayman’s investment portfolio underlying the funds withheld assets includes fixed maturities and short-term investments that are recorded at fair value and other invested assets. The carrying values of the investments underlying the funds withheld receivables at September 30, 2016 and 2015 were as follows (in millions):

	September 30, 2016		September 30, 2015
Asset Class	Fair Value	Percent	Fair Value	Percent
Corporates	$1,033.3	67.3%	$1,083.0	66.1%
Asset/Mortgage-backed securities	350.4	22.8%	395.0	24.1%
Government bonds	69.9	4.6%	8.4	0.5%
Municipals	66.4	4.3%	101.0	6.2%
Preferred stock	8.2	0.5%	39.3	2.4%
Agency bonds	6.9	0.5%	11.4	0.7%
Total fixed maturity securities included in funds withheld receivables	1,535.1	100.0%	1,638.1	100.0%
Accrued interest	17.8		20.5
Net cash receivables	77.7		41.1
Policy loans and other	19.8		10.4
Total funds withheld receivables	$1,650.4		$1,710.1
The decrease in the fair value of the funds withheld receivables at September 30, 2016 compared to 2015 was primarily related to the continued run-off of the closed block reinsurance treaties and the recapture notice of a reinsurance agreement effective October 31, 2015, between third parties, coupled with timing of trade settlements; partially offset by increases due to new business assumed, as well as increase in the fair value of the underlying fixed maturity debt securities included in the funds withheld receivables during Fiscal 2016 due to market conditions with decreasing risk-free rates and tightening credit spreads resulting in generally higher valuations of fixed maturity debt securities.
The table below summarizes Front Street’s funds withheld receivables rated by established nationally recognized statistical rating organizations in percentage terms at September 30, 2016 and 2015 (by credit rating, in millions):

	September 30, 2016		September 30, 2015
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$109.9	7.2%	$113.8	6.9%
AA	205.9	13.4%	176.4	10.8%
A	263.7	17.2%	267.5	16.3%
BBB	502.1	32.7%	563.7	34.4%
BB	187.6	12.2%	202.3	12.4%
B and below	256.8	16.7%	295.2	18.0%
Not rated	9.1	0.6%	19.2	1.2%
Total	$1,535.1	100.0%	$1,638.1	100.0%

See Note 8, Funds Withheld Receivables, to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for additional information regarding the funds withheld receivables portfolio.
Salus
Salus expects that its available cash on hand will be sufficient for it to fund its operations going forward, which consists principally of collecting outstanding loans and winding down its business. However, there can be no assurance that unexpected losses and contingencies, such as larger than expected litigation expenses, would not require additional capital to conduct its operations.
The Company’s portfolio of asset-based loans receivable, originated by Salus and its co-lender Front Street, are included in “Other assets” in the accompanying Consolidated Balance Sheets as of September 30, 2016 and 2015. The asset-based loans participations by FGL are included in “Assets of business held for sale” in the accompanying Consolidated Balance Sheets as of September 30, 2016 and 2015. See Note 13, Other Assets, to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for the composition of the asset-based loans portfolio by industry sector, as well as discussion and information regarding the credit quality indicators.
FGL (Business Held for Sale)
FGL’s principal source of liquidity is dividends from FGH, whose liquidity is, in turn, principally based on dividends from its operating insurance company subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”). FGL Insurance’s and FGL NY Insurance’s primary sources of liquidity are cash flow from insurance premiums and fees and investment income. FGL’s principal use of cash is to fund payments under their annuity and universal life products. FGL Insurance’s and FGL NY Insurance’s cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase). Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post to our counterparties would also decline (or increase). FGH also maintains lines of credit and long-term debt financing, which provide liquidity but also require debt service.
FGL’s principal use of liquidity is to pay dividends to its stockholders, including HRG.  Its ability to pay dividends is limited by regulatory and capital adequacy considerations and contractual limitations, including the FGL Merger Agreement, and other limitations applicable to its subsidiaries. See Part I, Item 1A. “Risk Factors-Risks Related to FGL’s and Front Street’s Businesses - FGL’s subsidiaries may not be able to generate sufficient cash to service all of their obligations and may be forced to take other actions to satisfy their obligations, which may not be successful” and “FGL is a holding company with no operations of its own; its ability to pay dividends on its stock will depend on the ability of its subsidiaries to pay dividends to FGL, which may be restricted by law. Front Street is a parent company with limited business operations of its own and conducts most of its business operations through its subsidiaries and its primary source of cash is and will be distributions from its subsidiaries.”

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those continuing activities between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
Cash provided by (used in) continuing activities:	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Operating activities	$558.2	$300.3	$476.9	$257.9	$(176.6)
Investing activities	145.9	(1,047.6)	(269.8)	1,193.5	(777.8)
Financing activities	(866.6)	709.4	(147.0)	(1,576.0)	856.4
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(29.7)	(8.3)	28.3	(21.4)
Net change in cash and cash equivalents in continuing operations	$(163.9)	$(67.6)	$51.8	$(96.3)	$(119.4)
Operating Activities
Cash provided by operating activities totaled $558.2 million for Fiscal 2016 as compared to $300.3 million for Fiscal 2015. The $257.9 million improvement in cash provided by operating activities was the result of a (i) $170.1 million increase in cash provided by the Consumer Products segment; (ii) $38.9 million decrease in cash used by the Insurance segment and (iii) $72.8 million increase in cash provided from net withdrawals from contractholder accounts related to the cession between Front Street and FGL, which is reflected in operating cash for the Insurance segment; partially offset by a $10.0 million decrease in dividends received from Compass, which was sold in Fiscal 2016 and is now classified as discontinued operations; and a $2.6 million increase in cash used by the Corporate and Other segment.

The $170.1 million increase in cash provided by operating activities in the Consumer Products segment was primarily due to the (i) incremental cash generated from the segment operations of $166.7 million due to growth in net sales, acquisitions and cost management initiatives, including cash contributed through working capital primarily from decreases of receivables and inventory through working capital management initiatives; (ii) a decrease in cash paid for interest of $12.0 million, excluding a non-recurring tender premium of $15.6 million for the redemption of 6.375% Note, from a decrease in annualized interest costs; (iii) a decrease in cash paid for income taxes, which was partially offset by (a) an increase in cash paid towards restructuring and acquisition and integration related activities of $7.1 million towards integration of previously acquired businesses; and (b) increased payments towards corporate expenditures of $3.9 million for increased compensation costs and investment in shared services.
The $38.9 million decrease in cash used by the Insurance segment was primarily due to lower payments made for net reinsurance settlements related to the funds withheld accounts in Fiscal 2016 as compared to Fiscal 2015. The reduction in net payments for net reinsurance settlements to ceding companies in Fiscal 2016 was as a result of lower impairments within the associated funds withheld accounts.
Cash provided by operating activities totaled $300.3 million for Fiscal 2015 compared to $476.9 million for Fiscal 2014. The $176.6 million decline was the result of (i) $140.5 million increase in cash used in our Insurance segment (consisting primarily off a $73.3 million decrease in cash provided for net withdrawals from contractholder accounts related to the cession between Front Street and FGL, which is reflected in operating cash for the Insurance segment; and an $89.7 million increase in cash used for reinsurance settlements with third parties and discontinued operations, partially offset by a $22.5 million decrease in income taxes paid); (ii) a $30.0 million decrease in dividends received from businesses classified as discontinued operations; and (iii) a $15.4 million increase in cash used by the Corporate and Other segment; offset by a $12.2 million increase in cash provided by the Consumer Products segment.
Investing Activities
Cash provided by investing activities was $145.9 million for Fiscal 2016 and was primarily related to (i) net repayment of asset-based loans of $177.2 million, as Salus continues to wind down its loan portfolio; (ii) $48.5 million of cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments; and (iii) $19.7 million of net proceeds from the sale of Compass. Partially offsetting these inflows were capital expenditures of $95.4 million, primarily in the Consumer Products segment.
Cash used in investing activities during Fiscal 2015 was $1.0 billion primarily driven by (i) $1.3 billion used for the acquisitions of AAG, European IAMS and Eukanuba, Salix and Tell in the Consumer Products segment; and (ii) $90.6 million of capital expenditures. Partially offsetting these outflows were (i) net proceeds of $289.2 million from the repayment of asset-based loans and (ii) $81.2 million of cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments.
Cash used in investing activities during Fiscal 2014 was $269.8 million primarily driven by (i) $127.6 million cash used to originate asset-based loans; (ii) $75.5 million of capital expenditures; (iii) $46.8 million of cash used for purchases, of fixed maturity securities and other investments, net of sales, maturities and repayments; and (iv) 27.3 million used for the acquisitions of Liquid Fence, FOH and CorAmerica.
Financing Activities
Cash used in financing activities during Fiscal 2016 was $866.6 million primarily related to (i) debt repayment by Spectrum Brands of $819.5 million, inclusive of discretionary payments on term loans of $415.5 million; (ii) debt repayment at Salus of $240.1 million; (iii) cash used for payment of contractholder account withdrawals, net of account deposits of $134.7 million; (iv) purchases of Spectrum Brands stock of $52.1 million; (v) share-based award tax withholding payments of $28.7 million; and (vi) dividend paid by Spectrum Brands to noncontrolling interests of $37.3 million, partially offset by new borrowing by Spectrum Brands under the 4.00% Notes, net of financing costs $475.7 million.
Cash provided by financing activities during Fiscal 2015 was $709.4 million primarily driven by (i) proceeds from issuance of debt, net of financing costs of $3.7 billion to fund certain acquisitions, organic growth and refinance debt with lower interest rates; (ii) cash provided by contractholder account deposits, net of the payment of contractholder account withdrawals of $61.9 million; and (iii) $281.0 million of cash provided by the issuance of Spectrum Brands common stock in relation to the funding for the acquisition of AAG. Partially offsetting these cash inflows was cash used for (i) the repayment of debt, including tender and call premiums of $3.1 billion; (ii) $49.6 million used for the purchases of shares of Spectrum Brands as well as on additional interest in CorAmerica; (iii) payment of dividends by our partially owned subsidiaries to noncontrolling interest holders of $31.0 million; (iv) common stock repurchases of $22.2 million; and (v) share-based award tax withholding payments of $21.0 million.
Cash used in financing activities during Fiscal 2014 was $147.0 million primarily driven by (i) repayment of debt, including tender and call premiums of $770.9 million; (ii) cash used for payment of contractholder account withdrawals, net of contractholder account deposits of $135.2 million; (iii) common stock repurchases of $65.8 million; (iv) share-based award tax withholding payments of $31.5 million; (v) payment of dividends on preferred stock of $28.6 million; and (vi) payment of dividends by our partially owned subsidiaries to noncontrolling interest holders of $26.0 million. This was offset by the proceeds from issuance of debt, net of financing costs of $917.5 million to fund certain acquisitions, organic growth and refinance debt with lower interest rates.
Debt Financing Activities
At September 30, 2016, HRG and its subsidiaries were in compliance with their respective covenants under their respective debt documents. See Note 15, Debt, to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for additional information regarding the Company and its subsidiaries’ debt activities during Fiscal 2016.

Equity Financing Activities
During Fiscal 2016, we granted shares and restricted stock awards representing approximately 99 thousand shares to our employees, our directors, and our consultants. All vesting dates of grants made to our employees are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause or resigns for good reason. The total market value of the restricted shares on the date of grant was approximately $1.4 million, a portion of which represented unearned restricted stock-based compensation. Unearned compensation is amortized to expense over the appropriate vesting period.
From time to time we may repurchase our outstanding shares of common stock in the open market or otherwise. During Fiscal 2016, we did not repurchase any of our outstanding common stock under the $100.0 million repurchase program authorized by our Board in May 2014. As of September 30, 2016, under this program, we had repurchased a total of 6.9 million shares of our common stock, at an aggregate repurchase price of $87.7 million, with $12.3 million remaining value of the shares that may be purchased in the future. Under a different common stock repurchase program, during Fiscal 2015 and 2014, we repurchased 1.7 million and 5.2 million shares, respectively, of our outstanding common stock for $22.2 million and $65.5 million, respectively.

Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions) and excludes certain other obligations that have been reflected on our Consolidated Balance Sheets as of September 30, 2016 included in this report.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Contractual obligations of business held for use:
Annuity, universal life, and long-term products (a)	$1,671.6	$204.1	$321.6	$253.7	$892.2
Debt, excluding capital lease (b)	5,426.0	156.0	891.1	125.4	4,253.5
Interest payments, excluding capital lease (b)	1,869.9	312.3	613.4	475.3	468.9
Capital lease (c)	114.7	10.0	18.3	18.5	67.9
Operating lease (d)	157.1	44.3	59.3	33.3	20.2
Employee benefit (e)	125.8	10.6	22.8	24.9	67.5
Letters of credit (f)	26.9	26.9	—	—	—
Unfunded asset-based lending commitments (g)	6.2	6.2	—	—	—
Total contractual obligations of business held for use	$9,398.2	$770.4	$1,926.5	$931.1	$5,770.2
Contractual obligations of business held for sale:
Annuity and universal life products	$29,781.2	$2,223.7	$4,391.4	$3,974.1	$19,192.0
Operating leases	8.4	1.9	3.6	2.9	—
Debt	300.0	—	—	300.0	—
Revolving credit facility	100.0	100.0	—	—	—
Interest expense	95.8	19.1	38.3	38.3	0.1
Total contractual obligations of business held for sale	$30,285.4	$2,344.7	$4,433.3	$4,315.3	$19,192.1
At September 30, 2016, our Consolidated Balance Sheets included $47.9 million of reserves for uncertain tax positions. It is not possible to predict or estimate the timing of payments for these obligations and, accordingly, they are not reflected in the above table.

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

(e)
Employee benefit obligations represent the sum of our estimated future minimum required funding for our qualified defined benefit plans based on actuarially determined estimates and projected future benefit payments from our unfunded postretirement plans. For additional information about our employee benefit obligations, see Note 17, Employee Benefit Obligations, to our Consolidated Financial Statements.

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

Seasonality
On a consolidated basis, our financial results are approximately equally weighted between quarters, however, sales of certain product categories within our Consumer Products segment tend to be seasonal. Sales in the consumer batteries and personal care products categories tend to increase during the December holiday season (our first fiscal quarter), while small appliances sales increase from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales (our fourth fiscal quarter) and in December for the holiday season. Sales for hardware and home improvement products increase during the spring and summer construction period (our third and fourth fiscal quarters). Sales for global pet supplies products remain fairly consistent throughout the year with little variations. Sales for home and garden control products and global auto care typically peak during the first six months of the calendar year (our second and third fiscal quarters) due to customer seasonal purchasing patterns and timing of promotional activities.
Information about our sales by quarter as a percentage of annual net sales during the last three fiscal years was as follows:

Percentage of Annual Net Consumer Products Sales	Fiscal
Fiscal Quarter Ended	2016	2015	2014
First Quarter	24%	23%	25%
Second Quarter	24%	23%	23%
Third Quarter	27%	26%	25%
Fourth Quarter	25%	28%	27%

Recent Accounting Pronouncements Not Yet Adopted
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) ASC 605, Revenue Recognition. ASU 2014-09 requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which amends the previously issued ASU 2014-09 to provide for a one year deferral from the original effective date. As a result, the ASU 2014-09 will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2019, with early adoption beginning in the first quarter of its fiscal year ending September 30, 2018. In March 2016, the FASB issued ASU No 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. There are two transition methods available under the new standard, either cumulative effect or retrospective. The Company is in the process of evaluating the impact of this update on its financial condition, results of operations or liquidity.

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
Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU makes changes to the VIE model and voting interest (“VOE”) model consolidation guidance. The main provisions of the ASU include the following: i) adding a requirement that limited partnerships and similar legal entities must provide partners with either substantive kick-out rights or substantive participating rights over the general partner to qualify as a VOE rather than a VIE; ii) eliminating the presumption that the general partner should consolidate a limited partnership; iii) eliminating certain conditions that need to be met when evaluating whether fees paid to a decision maker or service provider are considered a variable interest; iv) excluding certain fees paid to decision makers or service providers when evaluating which party is the primary beneficiary of a VIE; and v) revising how related parties are evaluated under the VIE guidance. Lastly, this ASU eliminates the indefinite deferral of FAS 167, which allowed reporting entities with interests in certain investment funds to follow previous guidance in FIN 46 (R). However, this ASU permanently exempts reporting entities from consolidating registered money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act of 1940. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Entities may apply this ASU either using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning period of adoption or retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted provided that this ASU is applied from the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.
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
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the lease requirements in ASC 840, Leases. ASU 2016-02 requires lessees to recognize lease assets and liabilities on the balance sheet, as well as to disclose key information about leasing arrangements. Although the new ASU 2016-02 requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. ASU 2016-02 can be applied using a modified retrospective approach, with a number of optional practical expedients relating to the identification and classification of leases that commenced before the effective date, along with the ability to use hindsight in the evaluation of lease decisions, that entities may elect to apply. ASU 2016-02 is effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As a result, the ASU 2016-02 will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2020, with early adoption applicable. The Company is in the process of evaluating the impact of this update on its financial condition, results of operations or liquidity.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for the Company in the first quarter of fiscal year ending September 30, 2020. The Company is in the process of evaluating the impact of this update on its financial condition, results of operations or liquidity.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As a result, the ASU 2016-15 will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2019, with early adoption applicable. The Company is in the process of evaluating the impact of this update on its financial condition, results of operations or liquidity.
Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As a result, the ASU 2016-16 will become effective for the Company in the first quarter of fiscal year ending September 30, 2019, with early adoption applicable. The Company is in the process of evaluating the impact of this update on its financial condition, results of operations or liquidity.
Interests Held through Related Parties That Are under Common Control
In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control (“ASU 2016-17”), which alters how a decision maker needs to consider indirect interest in a variable interest entity (“VIE”) held through an entity under common control. ASU 2016-17 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As a result, the ASU 2016-17 will become effective for the Company in the first quarter of fiscal year ending September 30, 2019, with early adoption applicable. The Company is in the process of evaluating the impact of this update on its financial condition, results of operations or liquidity.
Restricted Cash
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As a result, the ASU 2016-18 will become effective for the Company in the first quarter of fiscal year ending September 30, 2019, with early adoption applicable. The Company is in the process of evaluating the impact of this update on its financial condition, results of operations or liquidity.

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
General
Assets Held for Sale and Discontinued Operations
The Company reports a business as held for sale when the criteria of ASC Topic 360, Property, Plant and Equipment (“ASC 360”) are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale. Transactions between the business held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale. If a business is classified as held for sale after the balance sheet date but before the financial statements are issued or are available to be issued, the business continues to be classified as held and used in those financial statements when issued or when available to be issued.
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is sold or classified as held for sale, in accordance with ASC 360 and ASU No. 2014-08, Presentation of Financial Statements (Topic 2015) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The results of discontinued operations are reported in “(Loss) income from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. Transactions between the business held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale.
The guidance above does not apply to oil and gas properties that are accounted for using the full-cost method of accounting as prescribed by the U.S. SEC (Regulation S-X, Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975) unless the disposal represents all or substantially all of a full cost pool as a discontinued operation. As discussed in Note 4, Divestitures, on July 1, 2016, the Company entered into an agreement to sell all of its remaining oil and gas interests. Consequently, the Company’s investments in oil and gas properties have been reclassified as discontinued operations.
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
In accordance with ASC Topic 740, we establish valuation allowances for deferred tax assets when, in our judgment, we conclude that it is more-likely-than-not that the deferred tax assets will not be realized. We base these judgments on projections of future income, including tax-planning strategies, by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact the accuracy of our projections. In accordance with ASC Topic 740, during each reporting period, we assess the likelihood that our deferred tax assets will be realized and determine if adjustments to our valuation allowance are appropriate. As a result of this assessment, as of September 30, 2016, our consolidated valuation allowance was $512.1 million. Increase or decreases in our of valuation allowances has had and could have a significant negative or positive impact on our current and future earnings. In Fiscal 2016, 2015 and 2014, we recorded a net (benefit) expense, respectively, due to changes in valuation allowances of $(42.3) million, $190.8 million and $(31.8) million, respectively. Additionally, our ability to use NOLs and other tax carryforwards could also be adversely affected if the respective companies were deemed to have an

“ownership change” within the meaning of Sections 382 and 383 of the Code. An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three-year period. We experienced ownership changes in 2013 and in the years prior, which have limited the utilization of a portion of their NOL carryforwards and other carryforward tax attributes.
We prepare and file tax returns based on our interpretation of tax laws and regulations. Our tax returns are subject to examination by various taxing authorities and may result in future tax and interest assessments. For financial reporting purposes, we apply the accounting guidance for uncertain tax positions under ASC Topic 740 which prescribes a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. A reserve for uncertain tax positions is established for those positions that are determined to not be more likely than not of being sustained upon examination based on their technical merits. Our unrecognized tax benefits totaled $47.9 million and $16.1 million as of September 30, 2016 and 2015, respectively. See further discussion in Note 19, Income Taxes, to our Consolidated Financial Statements.
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
If the actual cost of settling these matters, whether resulting from adverse judgments or otherwise, differs from the reserves totaling $8.2 million that we have accrued as of September 30, 2016, the difference will be reflected in our results of operations when the matter is resolved or when our estimate of the cost changes. See further discussion in Note 22, Commitments and Contingencies, to our Consolidated Financial Statements.
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
In Fiscal 2016, 2015 and 2014, we tested our goodwill and indefinite-lived intangible assets as required. As a result of this testing, there were no impairment charges in Fiscal 2014. See “Corporate and Other Segment” and “Consumer Products Segment” section below for impairments recorded in Fiscal 2016 and 2015.
See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, and Note 12, Goodwill and Intangibles, net, to our Consolidated Financial Statements for more information about our asset impairment determinations.
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
Consumer Products Segment
Goodwill, Intangible Assets and Other Long-Lived Assets
Spectrum Brands has reporting units that are also consistent with Spectrum Brands’ product lines: global batteries and appliances, hardware and home improvement, global pet supplies, home and garden, and global auto care. The fair value of global batteries and appliances, hardware and home improvement, global pet supplies, home and garden and global auto care reporting units exceeded their carrying value by 157%, 110%, 58%, 326% and 12%, respectively.
During Fiscal 2016, Spectrum Brands recognized $4.7 million impairment on indefinite life intangible assets due to the reduction in value over certain tradenames in response to changes in management’s strategy.
There were no triggering events identified during the year that would require the need for an impairment test over Spectrum Brands’ definite-lived assets.
See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements to our Consolidated Financial Statements for a more complete discussion.
Insurance Segment
Front Street Cayman has entered into various reinsurance agreements on a funds withheld basis, meaning that funds are withheld by the ceding company, from the coinsurance premium owed to Front Street Cayman as collateral for Front Street Cayman’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership for the ceding company. Front Street Cayman has entered into such reinsurance agreements with FGL (“Reinsurance Agreements with FGL”), as well as third parties (“Reinsurance Agreements with Third Parties”). For segment reporting purposes, at the inception date of the reinsurance transactions, Front Street elected to apply the fair value option to account for its funds withheld receivables, non-funds withheld assets and future policyholder benefits reserves related to its assumed reinsurance. For consolidated reporting, the results from

Front Street’s assumed reinsurance business with FGL is reported on FGL’s historical basis. Upon completion of the FGL Merger, the Company’s consolidated results will reflect all reinsurance business on the fair value option.
Valuation of Funds Withheld Receivables
The funds withheld receivable portfolio related to the Reinsurance Agreements with FGL consists of investments in debt and equity securities that are carried at fair value with unrealized gains and losses included in AOCI, net of associated intangibles “shadow adjustments” and deferred income taxes. Unrealized gains and losses represent the difference between the cost or amortized cost basis and the fair value of these investments. We measure the fair value of such securities based on assumptions used by market participants, which may include inherent risk and restrictions on the sale or use of an asset. The estimate of fair value is the price that would be received to sell an asset in an orderly transaction between market participants (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. We utilize independent pricing services in estimating the fair values of such securities. The independent pricing services incorporate a variety of observable market data in their valuation techniques, including: reported trading prices, benchmark yields, broker-dealer quotes, benchmark securities, bids and offers, credit ratings, relative credit information and other reference data.
Front Street elected to apply the fair value option to account for its funds withheld receivables related to its assumed reinsurance with third parties. Front Street measures fair value of the funds withheld receivables based on the fair values of the securities in the underlying funds withheld portfolio held by the cedant. Policy loans included in the funds withheld receivables with third parties are measured at fair value, which approximates amortized cost.
We categorize the securities in Front Street’s funds withheld receivables portfolio into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.
The following table presents the fair value of the funds withheld assets, by pricing source and hierarchy level as of September 30, 2016 (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities, equity securities and call options:
Priced via third party pricing services	$69.9	$1,398.4	$—	$1,468.3
Priced via independent broker quotations	—	—	35.7	35.7
Priced via other methods	—	—	40.6	40.6
Total	69.9	1,398.4	76.3	1,544.6
Loan participations:
Priced via other methods	—	—	1.8	1.8
Total	$69.9	$1,398.4	$78.1	$1,546.4
% of total	4.5%	90.4%	5.1%	100.0%
Front Street’s assessment of all available data when determining fair value of the securities in the funds withheld receivables portfolio is necessary to appropriately apply fair value accounting. The independent pricing services also take into account perceived market movements and sector news, as well as a security’s terms and conditions, including any features specific to that issue that may influence risk and marketability. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. Front Street generally obtains one value from its asset managers that utilize independent pricing services. In situations where a price is not available from the independent pricing service, Front Street’s asset managers may obtain broker quotes or prices from additional parties recognized to be market participants. Front Street believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flows, matrix pricing, or other similar techniques. See Note 7, Fair Value of Financial Instruments, for further discussion.
Front Street validates external valuations (i) at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list; and (ii) at least annually, through comparisons to valuations from other independent pricing services.
Front Street’s assumed FIA contracts permit the holder to elect to receive a credit based on an interest rate or the performance of a market index. Certain portions of Front Street’s exposure to equity market risk is hedged assuming derivative transactions consisting of call options that hedge Front Street’s share of the FIA index credit. Front Street is exposed to credit loss in the event of non-performance by its counterparties on the call options. Front Street seeks to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, but there can be no assurance that Front Street will not suffer losses in the event of counterparty non-performance. No collateral has been posted with Front Street by its counterparties; accordingly, the maximum amount of loss due to credit risk that Front Street would incur if parties to the call options failed completely to perform according to the terms of the contracts at September 30, 2016 was $5.9 million.
All of Front Street’s derivative instruments are recognized as either assets or liabilities at fair value in our Consolidated Balance Sheets. The change in fair value of our derivative assets is recognized in “Net investment gains (losses)” in the Consolidated Statements of Operations.
Certain FIA products contain an embedded derivative, a feature that permits the holder to elect an interest rate return or an equity-index linked component, where interest credited to the contract is linked to the performance of various equity indices. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the Consolidated Statements of Operations.
The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what Front Street would expect to receive or pay at the balance sheet date if the ceding company canceled the options, entered into offsetting positions, or exercised the options. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. The fair values of the embedded derivatives in Front Street’s assumed FIA contracts are derived using market value of options, swap rates, mortality rates, surrender rates and non-performance spread and are classified as Level 3. The discount rate used to determine the fair value of Front Street’s assumed FIA embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For Fiscal 2016, the nonperformance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies.
See Note 13, Other Assets, Note 5, Derivative Financial Instruments, Note 7, Fair Value of Financial Instruments and Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements to our Consolidated Financial Statements for a more complete discussion.
Evaluation of OTTI
Front Street’s available for sale securities included in the funds withheld portfolio related to the reinsurance agreements with FGL with unrealized losses are reviewed for potential other-than-temporary impairment (“OTTI”). In evaluating whether a decline in value is other-than-temporary, Front Street considers several factors including, but not limited to, the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. Front Street also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value.
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
The Company includes the total OTTI recognized in “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations, with an offset for the amount of non-credit impairments recognized in AOCI. The Company discloses the amount of OTTI recognized in AOCI and other disclosures related to OTTI in Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, Note 8, Funds Withheld Receivables, and the Consolidated Statements of Comprehensive Income (Loss) to our Consolidated Financial Statements for a more complete discussion.

Insurance Reserves
Reinsurance Agreements with FGL
For consolidated reporting, the results from Front Street’s assumed reinsurance business with FGL is reported on FGL’s historical basis. Upon completion of the FGL Merger, the Company’s consolidated results will reflect all reinsurance business on the fair value option.
The determination of future policy benefit reserves is dependent on actuarial assumptions. The principal assumptions used to establish liabilities for future policy benefits are based on FGL’s experience. These assumptions are established at issue of the contract and include mortality, morbidity, contract full and partial surrenders, investment returns, annuitization rates and expenses. The assumptions used require considerable judgment. FGL reviews overall policyholder experience at least annually and updates these assumptions when deemed necessary based on additional information that becomes available. For traditional life and immediate annuity products, assumptions used in the reserve calculation can only be changed if the reserve is deemed to be insufficient. For all other insurance products, changes in assumptions will be used to calculate reserves. These changes in assumptions will also incorporate changes in risk free rates and option market values. Changes in, or deviations from, the assumptions previously used can significantly affect the Company’s reserve levels and related results of operations.
Mortality is the incidence of death amongst policyholders triggering the payment of underlying insurance coverage by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the annuitant. FGL utilizes a combination of actual and industry experience when setting its mortality assumptions.
A surrender rate is the percentage of account value surrendered by the policyholder. A lapse rate is the percentage of account value canceled by FGL due to nonpayment of premiums. FGL makes estimates of expected full and partial surrenders of its fixed annuity products. FGL’s surrender rate experience in Fiscal 2016 on the fixed annuity products averaged 5.2% which is within FGL’s assumed ranges. FGL’s best estimate of surrender behavior incorporates actual experience over the entire period, as FGL believes that, over the duration of the policies, FGL will experience the full range of policyholder behavior and market conditions. If actual surrender rates are significantly different from those assumed, such differences could have a significant effect on the Company’s reserve levels and related results of operations.
The assumptions used to establish the liabilities for the Company’s product guarantees require considerable judgement and are established as management’s best estimate of future outcomes. FGL periodically reviews these assumptions and, if necessary, updates them based on additional information that becomes available. Changes in or deviations from the assumptions used can significantly affect FGL’s reserve levels and related results of operations.
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
Reinsurance Agreements with Third Parties
Front Street elected to apply the fair value option to account for its future policyholder benefits reserve related to its assumed reinsurance with third parties. Front Street uses a discounted cash flows approach to measure the fair value of the future policyholder benefits reserve. The cash flows associated with future policy premiums and benefits are generated using best estimate assumptions (plus a risk margin, where applicable) and are consistent with market prices, where available. Risk margins are typically applied to non-observable, non-hedgeable market inputs such as mortality, morbidity, lapse, discount rate for non-performance risk, discount rate for risk margin, surrenders, etc. Mortality relates to the occurrence of death. Mortality assumptions are based upon the experience of the cedant as well as past and emerging industry experience, when available. Morbidity relates to the occurrence of a claim status and is a key assumption for the long term care business. Morbidity assumptions are based upon the experience of the cedant as well as past and emerging industry experience, when available. Mortality and morbidity assumptions may be different by sex, underwriting class and policy type. Assumptions are also made for future mortality and morbidity improvements.
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
The Insurance segment’s aggregate reserves for contractholder funds, future policy benefits and product guarantees as of September 30, 2016 are summarized as follows (in millions):

Assumed Reinsurance
Fixed indexed annuities	$812.2
Fixed rate annuities	381.3
Long term care	271.5
Immediate annuities	209.8
Life insurance	76.7
Total	$1,751.5
See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements to our Consolidated Financial Statements for a more complete discussion.
Corporate and Other Segment
Allowance for Credit Losses on Asset Based Loans
Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of September 30, 2016 and 2015,loans with a net carrying value of $30.1 million and $79.8 million, respectively, were considered delinquent by Salus and placed on non-accrual status. It is Salus’ policy to discontinue accruing interest on its loans when there is a reasonable doubt as to collectability in the normal course of business. Nonaccrual loans are considered impaired for reporting purposes and are individually evaluated for impairment.
Salus has assessed the adequacy of its allowance for credit losses and believes the level of allowance for credit losses to be adequate to mitigate inherent losses in the portfolio. During Fiscal 2014, there were no outstanding loans that had been individually considered impaired.
During Fiscal 2015, the bankruptcy court overseeing the Chapter 11 proceedings of RadioShack approved the sale of 1,743 of the company’s stores to General Wireless Inc., an affiliate of Standard General LP. Salus was the lender under RadioShack’s $250.0 million term loan placed in December 2013 with a net exposure to Salus and Front Street of $93.0 million and $7.0 million, respectively, after giving effect to a $50.0 million participation by FGL and a non-qualifying participation of $100.0 million held by a third party. During Fiscal 2015, the $100.0 million held by a third party was repaid in full because this third party had the right of first payment in the case of a bankruptcy under an intercreditor agreement with Salus. During Fiscal 2015, the Company recognized charge-offs of $51.1 million, excluding any charge-offs related to FGL’s participations which are included in “(Loss) income from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations; and an additional net increase in the provision of credit losses of $19.2 million related to the loan with RadioShack.
During Fiscal 2016, Salus and Front Street received a partial repayment on the loan to RadioShack of $45.4 million, excluding $22.7 million repayment on FGL’s participation on the loan. At September 30, 2016, the Company expects an additional $3.0 million of future recoveries of the loan to RadioShack, excluding $1.5 million related to FGL’s participation on the loan that is included in “Assets of business held for sale” in the accompanying Consolidated Balance Sheets. As a result of the higher than expected recovery rates during Fiscal 2016, the Company reversed $18.0 million of previously recorded allowance for credit losses, excluding $9.0 million of realized gains by FGL recorded in “(Loss) income from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations. During Fiscal 2016, Salus recorded provision of credit losses of $30.8 related to delinquent loans unrelated to RadioShack where the underlying collateral was underperforming.
Goodwill, Intangible Assets
During the third quarter of Fiscal 2016, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the CorAmerica reporting unit. The Company estimated the fair value of the CorAmerica reporting unit using the income approach. Under the income approach, the Company calculated the fair value of the CorAmerica reporting unit based on the present value of estimated future cash flows. The Company’s estimate of discounted cash flows for each reporting unit required significant judgment. Cash flow projections were based on management’s estimates of revenue and operating margins, taking into consideration existing agreements, industry and market conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to CorAmerica’s ability to execute on the projected cash flows. The evaluation was management’s best estimate of projected fair values. Management’s estimate of implied fair value of goodwill was zero and, consequently, resulted in a goodwill impairment charge of $10.7 million. The goodwill impairment charge was reflected in “Impairments and bad debt expense” on the accompanying Consolidated Statements of Operations.

Effective April 19, 2015, FOHG, FOH and their subsidiaries filed for bankruptcy. Following the completion of the bankruptcy of FOHG, FOH and their subsidiaries, such entities ceased to be subsidiaries of HRG.
During the first fiscal quarter of 2015, the Company concluded that an interim impairment test of goodwill and indefinite-lived intangible assets for its FOH reporting unit was necessary. This conclusion was based on certain indicators of impairment, primarily related to the 2014 CEO Departure and the change in the strategic direction of FOH following such departure. The revised plan changed the focus from expansion to rationalization of the existing business and was expected to result in lower revenues and profitability with a reduced level of capital expenditure by us as compared to the level of capital expenditure contemplated under prior management at the time of FOH’s acquisition in May of 2014. During Fiscal 2016, we recorded an impairment charge of $10.7 million, related to goodwill of $10.7 million and indefinite lived intangible assets of $4.7 million.
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
Valuation of Embedded Derivative
Prior to exercising its option to convert substantially all of its outstanding preferred stock on May 15, 2014, the Company’s two series of outstanding preferred stock each contained a conversion feature (see Note 1, Basis of Presentation and Nature of Operations, to our Consolidated Financial Statements). If the Company were to have issued certain equity securities at a price lower than the conversion price of the respective preferred stock, the conversion price would have been adjusted downward to reflect the dilutive effect of the newly issued securities (a “down round” provision). In accordance with the guidance in ASC Topic 815, Derivatives and Hedging, the conversion feature was considered to be an embedded derivative that must be separately accounted for as a liability at fair value with any changes in fair value reported in current earnings. The embedded derivative was bifurcated from the host contracts as of the respective issuance dates, marked to fair value with the change in fair value shown separately in the Consolidated Statements of Operations.

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
Through Spectrum Brands, we have market risk exposure from changes in interest rates, foreign currency exchange rates, and commodity prices. Spectrum Brands uses derivative financial instruments to mitigate the risk from such exposures, when appropriate. Through Front Street, we have market risk exposure to credit risk due to non-performance of counterparties and changes in interest rates and equity prices. Through Salus, we are exposed to credit risk due to non-performance of the asset-based loans originated, and to foreign currency risk on foreign currency-denominated loans. While our subsidiaries or we may enter into derivative contracts to attempt to manage a portion of an underlying market risk, our subsidiaries or we may not be successful managing the intended risk and/or our subsidiaries or we may reduce or eliminate such arrangements at any time.
Interest Rate Risk
 Spectrum Brands
A portion of Spectrum Brands’ debt bears interest at variable rates. If market interest rates increase, the interest rate on Spectrum Brands’ variable rate debt will increase and will create higher debt service requirements, which would adversely affect Spectrum

Brands’ cash flow and could adversely impact its results of operations. Spectrum Brands also has bank lines of credit at variable interest rates. The general levels of United States, Canadian and European Union interest rates, London Interbank Offered rate, Canadian Dollar Offered rate and Euro Interbank Offered Rate affect interest expense. Spectrum Brands periodically uses interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counterparties are included in accrued liabilities or accounts receivable.
Front Street
Interest rate risk is Front Street’s primary market risk exposure. Front Street defines interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from Front Street’s holdings in interest sensitive assets and liabilities, primarily as a result of assuming life insurance premiums and fixed annuity deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. Substantial and sustained increases or decreases in market interest rates can affect the profitability of the insurance products and fair value of Front Street’s funds withheld receivables, as the majority of Front Street’s insurance liabilities are backed by fixed maturity securities.
The profitability of most of Front Street’s products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. Front Street’s cedants have the ability to adjust the rates credited, primarily caps and credit rates, on the majority of the annuity liabilities at least annually, subject to minimum guaranteed values. In addition, the majority of the annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit the ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
In order to meet its policy and contractual obligations, Front Street must earn a sufficient return on its invested assets. Significant changes in interest rates expose Front Street to the risk of not earning the anticipated spreads between the interest rate earned on its investments and the credited interest rates paid on outstanding policies and contracts. Both rising and declining interest rates can negatively affect interest earnings, spread income, and the attractiveness of certain products.
During periods of increasing interest rates, Front Street’s cedants may offer higher crediting rates on interest-sensitive products, such as indexed universal life insurance and fixed annuities, and may increase crediting rates on in-force products to keep these products competitive. A rise in interest rates, in the absence of other countervailing changes, will result in a decline in the market value of Front Street’s funds withheld portfolio.
As part of Front Street’s asset/liability management program, significant effort has been made to identify the assets appropriate to different product lines and ensure investing strategies match the profile of these liabilities. Front Street’s asset/liability management program is designed to align the expected cash flows from the investment portfolio with the expected liability cash flows. As such, a major component of managing interest rate risk has been to structure the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of the insurance liabilities. Front Street uses actuarial models to simulate cash flows expected from the existing business under various interest rate scenarios. Front Street uses these simulations to measure the potential gain or loss in the fair value of interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from assets to meet the expected cash requirements of the liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of its investment portfolio. Duration measures the price sensitivity of a security to a small change. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets could be expected to be largely offset by a change in the value of liabilities.
Equity Price Risk
Front Street
Front Street is primarily exposed to equity price risk through certain insurance products, specifically those products with guaranteed minimum withdrawal benefits reinsured from FGL and third party reinsurers. FGL has offered a variety of FIA contracts with crediting strategies linked to the performance of indices, such as the S&P 500 index, Dow Jones Industrials or the National Association of Securities Dealers Automated Quotation (“NASDAQ”) 100 index that are assumed by Front Street. The estimated cost of providing guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in Front Street’s net income.

Certain portions of Front Street’s exposure to equity market risk is hedged assuming derivative transactions consisting of call options that hedge Front Street’s share of the FIA index credit. See discussion of FGL’s Equity Price Risk and Front Street’s Credit Risk below.
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
At September 30, 2016, Spectrum Brands had $647.1 million equivalent of debt denominated in foreign currencies. Other than Spectrum Brands Euro-denominated term loan, Canadian-denominated term loan and Euro-denominated 4.00% Notes in the equivalent of $594.9 million recorded in a U.S. Dollar functional entity, the remaining debt is recorded in countries with the same functional currency as the debt. The foreign currency exposure from the Euro-denominated and Canadian Dollar-denominated term loans are substantially offset by Euro-denominated and Canadian Dollar-denominated intercompany loan receivables recorded in a U.S. Dollar function entity and the 4.00% Notes are held as a net investment hedge of the translation of the Company’s net investment in Euro-denominated subsidiaries.
Salus
Salus is subject to foreign exchange risks on asset-based loans originated in foreign currencies where Salus has retained the foreign currency risk. Foreign currency loans are made primarily in Canadian Dollars. As of September 30, 2016, Salus had $2.3 million of Canadian Dollar loans, excluding Canadian Dollar loan participations held by FGL of $16.7 million.
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
Credit Risk
Front Street
Through Front Street, the Company is exposed to insurance counterparty risk, which is the potential for Front Street to incur losses due to a client, retrocessionaire, or partner becoming distressed or insolvent. This includes run-on-the-bank risk and collection risk. The run-on-the-bank risk is that a client’s in force block incurs substantial surrenders and/or lapses due to credit impairment, reputation damage or other market changes affecting the counterparty. Substantially higher than expected surrenders and/or lapses could result in inadequate in force business to recover cash paid out for acquisition costs. The collection risk for clients and retrocessionaires includes their inability to satisfy a reinsurance agreement because the right of offset is disallowed by the receivership court; the reinsurance contract is rejected by the receiver, resulting in a premature termination of the contract; and/or the security supporting the transaction becomes unavailable to Front Street. Front Street has never experienced a material default in connection with retrocession arrangements, nor has it experienced any material difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.
Front Street is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in Front Street’s funds withheld receivables portfolio that consists primarily of debt and equity securities. The carrying value of Front Street’s funds withheld receivables portfolio totaled $1.7 billion at both September 30, 2016 and 2015. Front Street’s credit risk materializes primarily as impairment losses. Front Street is exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where Front Street expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on Front Street’s capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.

Front Street assumes reinsurance business from counterparties that seek to manage the risk of default and rating migration by applying credit evaluation and underwriting standards and limiting allocations to lower quality, higher risk investments. In addition, Front Street’s reinsurance counterparties diversify their exposure by issuer and country, using rating based issuer and country limits and set investment constraints that limit its exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, Front Street has portfolio-level credit risk constraints in place. Limit compliance is monitored on a daily or, in some cases, monthly basis.
In connection with the use of call options, Front Street is exposed to counterparty credit risk- the risk that a counterparty fails to perform under the terms of the derivative contract. Front Street seeks to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, but there can be no assurance that the Company will not suffer losses in the event of counterparty non-performance. No collateral was posted by Front Street’s counterparties; accordingly, at September 30, 2016, the maximum amount of loss due to credit risk that Front Street would incur if parties to the call options failed completely to perform according to the terms of the contracts is $5.9 million.
Asset-Based Loans
The Company’s asset-based loan portfolio consists of loans originated by Salus and its co-lender Front Street. Salus and Front Street are exposed to the risk that some of its borrowers may be unable to repay their loans according to their contractual terms. This inability to repay could result in higher levels of nonperforming assets and credit losses, which could potentially reduce the Company’ earnings.
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
The Company has developed a variety of processes to value and monitor the collateral related to its loans, and maintains its lien position in the collateral securing its loans. However, there can be no assurance that the Company will not suffer a partial or complete loss if its loans became non-performing for any reason. As of September 30, 2016, $30.1 million of the Company’s outstanding loans were classified as doubtful. Most of these loans were placed on nonaccrual status during the year and all were reserved to reflect the amounts the Company expected to recover through the normal recovery process, not giving effect to any ongoing litigation. The carrying value of all outstanding loans represented approximately 68.8% of the eligible collateral for the loans, without the impaired loan, it would have been 62.7%. See Note 13, Other Assets, to our Consolidated Financial Statements, for further details on the Company’s asset-based loan portfolio.
Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and noncontrolling interest.
Interest Rate Risk
Spectrum Brands
At September 30, 2016, the potential change in fair value of Spectrum Brands’ outstanding interest rate derivative instruments assuming a 100 basis points decline in interest rates would be a loss of $0.2 million. The net impact on reported earnings, after also including the effect of the change on one year’s underlying interest rate exposure on Spectrum Brands’ variable rate Term Loan would be a net loss of $0.2 million.
At September 30, 2016, Spectrum Brands had $1,140.3 million, or 31%, of its total debt subject to variable interest rates, the majority related to its term loan of $1,123.4 million subject to a 0.75% floor. After inclusion of a weighted average $155.3 million of interest rate swaps, which expire in April 2017, that hedge a portion of the variable rate debt, $985.0 million, or 27% of Spectrum Brands’ debt is subject to variable rates. Assuming an increase to market rates of 1.0% as of September 30, 2016, Spectrum Brands would incur an increase to interest expense of $9.4 million.
Front Street
Front Street assesses interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. If interest rates were to increase one percentage point from levels at September 30, 2016, the estimated fair value of the fixed maturity securities related to the Reinsurance Agreements with FGL would decrease by approximately $47.2 million and the estimated fair value of the fixed maturity securities related to the Reinsurance Agreements with Third Parties would decrease by approximately $48.4 million. If interest rates were to decrease by 100 basis points from levels at September 30, 2016, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $8.8 million.
The actuarial models used to estimate the impact of a 100 basis points change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because Front Street actively manages its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities (unless related to credit concerns of the issuer) would economically be realized only if Front Street was required to sell such securities at losses prior to their maturity to meet liquidity needs, which it manages using the surrender and withdrawal provisions of the annuity contracts and through other means.
Equity Price Risk
Front Street
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of Front Street’s equity investments included in the funds withheld portfolio to decline by approximately $0.8 million and its FIA embedded derivative liability to decrease by $1.1 million as of September 30, 2016.
Foreign Exchange Risk
Spectrum Brands
As of September 30, 2016, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $35.7 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $19.3 million.
Salus
As of September 30, 2016, the potential change in fair value of outstanding foreign currency denominated asset-based loans, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $0.2 million.
Commodity Price Risk
Spectrum Brands
As of September 30, 2016, the potential change in fair value of outstanding commodity price derivative instruments of Spectrum Brands, assuming a 10% decline in the underlying commodity prices, would be a loss of $2.0 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $1.8 million.
Risks Related to FGL (Business Held for Sale)
For a discussion of the FGL Merger, see Part I, item 1A, Risk Factors - “The FGL Merger is subject to various closing conditions, including regulatory approvals, no assurance can be provided that such conditions will be satisfied and when, or if, the closing of the FGL Merger will occur.”
Market Risk Factors
FGL has significant holdings in financial instruments and are naturally exposed to a variety of market risks. FGL is primarily exposed to interest rate risk and equity price risk and has some exposure to credit risk and counterparty risk, which affect the fair value of financial instruments subject to market risk.
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
Interest Rate Risk
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
The profitability of most of FGL’s products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. FGL has the ability to adjust the rates credited, primarily caps and credit rates, on the majority of the annuity liabilities at least annually, subject to minimum guaranteed values. In addition, the majority of the annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit the ability to adjust or maintain crediting rates at the levels necessary to avoid a narrowing of spreads under certain market conditions.
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
As part of FGL’s asset/liability management program, significant effort has been made to identify the assets appropriate to different product lines and ensure investing strategies match the profile of these liabilities. FGL’s asset/liability management program is designed to align the expected cash flows from the investment portfolio with the expected liability cash flows. As such, a major component of managing interest rate risk has been to structure the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of the insurance liabilities. FGL uses actuarial models to simulate cash flows expected from the existing business under various interest rate scenarios. FGL uses these simulations to measure the potential gain or loss in the fair value of interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from assets to meet the expected cash requirements of the liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of its investment portfolio. Duration measures the price sensitivity of a security to a small change in interest rates. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets could be expected to be largely offset by a change in the value of liabilities.

The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, common stocks and the collateral assets of the funds withheld coinsurance agreement with Front Street as of September 30, 2016, is summarized as follows:

Duration	Amortized Cost	% of Total
0-4	$7,956.3	41.2%
5-9	5,728.0	29.7%
10-14	4,468.0	23.1%
15-19	1,148.2	5.9%
20-25	7.9	0.1%
Total	$19,308.4	100.0%
Credit Risk
FGL is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in FGL’s portfolios of debt and similar securities. The carrying value of FGL’s fixed maturity AFS portfolio totaled $19.4 billion and $17.7 billion at September 30, 2016 and 2015, respectively. FGL’s credit risk materializes primarily as impairment losses. FGL is exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where FGL expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on FGL’s capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
In connection with the use of call options, FGL is exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. FGL has adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst five different approved counterparties to limit the concentration in one counterparty. FGL’s policy allows for the purchase of derivative instruments from counterparties and/or clearinghouses that meet the required qualifications under the Iowa Code. The internal credit department reviews the ratings of all the counterparties periodically. Collateral support documents are negotiated to further reduce the exposure when deemed necessary.
Information regarding FGL’s exposure to credit loss on the call options it holds is presented in the following table:

		September 30, 2016				September 30, 2015
Counterparty	Credit Rating (Fitch/Moody’s/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,301.7	$54.4	$9.6	$44.8	$2,233.3	$16.5	$—	$16.5
Deutsche Bank	*/Baa3/BBB+	1,619.8	46.2	12.6	33.6	2,481.4	26.0	—	26.0
Morgan Stanley	*/A1/A	2,951.8	86.3	58.0	28.3	4,086.2	34.8	7.0	27.8
Barclay's Bank	*/A2/A-	1,389.6	39.2	—	39.2	391.9	3.4	—	3.4
Canadian Imperial Bank	AA-/A3/A+	1,623.5	49.1	47.6	1.5	—	—	—	—
Total		$9,886.4	$275.2	$127.8	$147.4	$9,192.8	$80.7	$7.0	$73.7
(a) An asterisk (*) represents credit ratings that were not available.
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

The following table presents FGL’s reinsurance recoverable balances and financial strength ratings for its four largest reinsurance recoverable balances as of September 30, 2016 (in millions):

		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Reassurance	$1,523.3	A	Not Rated	Not Rated
Front Street Re	1,119.5	Not Rated	Not Rated	Not Rated
Scottish Re	153.2	Not Rated	Not Rated	Not Rated
Security Life of Denver	142.6	A	A	A2
London Life	104.3	A	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. FGL is not aware of any material disputes arising from these reviews or other communications with the counterparties, and, therefore, as of September 30, 2016, no allowance for uncollectible amounts was recorded.
Equity Price Risk
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
To seek to economically hedge the equity returns on these products, FGL purchases derivatives to hedge the FIA equity exposure. The primary way FGL hedges FIA equity exposure is to purchase over the counter equity index call options from broker-dealer derivative counterparties approved by our internal credit department. The second way FGL hedges FIA equity exposure is by purchasing exchange traded equity index futures contracts. FGL’s hedging strategy has enabled it to reduce its overall hedging costs and achieve a high correlation of returns on the call options purchased relative to the index credits earned by the FIA contractholders. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA contracts. These hedge programs are limited to the current policy term of the FIA contracts, based on current participation rates. Future returns, which may be reflected in FIA contracts’ credited rates beyond the current policy term, are not hedged. FGL attempts to manage the costs of these purchases through the terms of its FIA contracts, which permit it to change caps or participation rates, subject to certain guaranteed minimums that must be maintained.
The derivatives are used to fund the FIA contract index credits and the cost of the call options purchased is treated as a component of spread earnings. While the FIA hedging program does not explicitly hedge U.S. GAAP income volatility, the FIA hedging program tends to mitigate a significant portion of the statutory and U.S. GAAP reserve changes associated with movements in the equity market and risk-free rates. This is due to the fact that a key component in the calculation of statutory and U.S. GAAP reserves is the market valuation of the current term embedded derivative. Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be a reasonable match between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch due to the fact that the hedges which are put in place are only intended to cover exposures expected to remain until the end of an indexing term. To the extent index credits earned by the contractholder exceed the proceeds from option expirations and futures income, FGL incurs a hedging loss.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed call option proceeds received at expiration related to such credits, any shortfall is funded by FGL’s net investment spread earnings and futures income. For Fiscal 2016, the annual index credits to policyholders on their anniversaries were $87.8 million. Proceeds received at expiration on call options related to such credits were $80.0 million. This shortfall is funded by FGL’s net investment spread earnings and futures income.
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

Sensitivity Analysis
Interest Rate Risk
FGL assesses interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. If interest rates were to increase 100 basis points from levels at September 30, 2016, the estimated fair value of FGL’s fixed maturity securities would decrease by approximately $1,285.0 million, of which $47.2 million relates to the Front Street Cayman fixed income portfolio. The impact on stockholders’ equity of such decrease (net of income taxes and intangibles adjustments) would be a decrease of $547.2 million in accumulated other comprehensive income and a decrease of $524.7 million in stockholders’ equity. If interest rates were to decrease by 100 basis points from levels at September 30, 2016, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $201.5 million.
The actuarial models used to estimate the impact of a 100 basis points change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by these simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because FGL actively manages its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an OTTI) would generally be realized only if FGL was required to sell such securities at losses prior to their maturity to meet liquidity needs, which it manages using the surrender and withdrawal provisions of the annuity contracts and through other means.
Equity Price Risk
Assuming all other factors are constant, FGL estimates that a decline in equity market prices of 10% would cause the market value of FGL’s equity investments to decline by approximately $68.3 million, its derivative investments to decrease by approximately $8.5 million based on equity positions and its FIA embedded derivative liability to decrease by approximately $26.7 million as of September 30, 2016. Because FGL’s equity investments are classified as AFS, the 10% decline would not affect current earnings except to the extent that it reflects OTTI. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in FGL’s estimates of total gross profits used as a basis for amortizing deferred acquisition costs and value of business acquired.

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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Management’s Annual Report on Internal Controls Over Financial Reporting
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
The Company’s management, under the supervision of and with the participation of the Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 based on criteria for effective control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of September 30, 2016 in accordance with the COSO criteria. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company's internal control over financial reporting, which is included herein.
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2016. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2016 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B.	Other Information
On November 17, 2016, the Company announced that Mr. Omar Asali, President, Chief Executive Officer and a director of the Company, plans to leave the Company in the second half of Fiscal 2017. In connection with the foregoing, on November 17, 2016, the Company and Mr. Asali entered into a Transition Agreement (the “Transition Agreement”). The Transition Agreement provides that Mr. Asali will receive from the Company (i) for Fiscal 2016, a bonus of $8,000,000 in cash and (ii) for Fiscal 2017, a bonus for $3,000,000 in cash, on the earlier of March 31, 2017 and the Announcement Date (as defined below), and an additional payment of $3,000,000 (or such higher amount as determined by the Board, the “Transaction Bonus”), if (x) the Company enters into definitive documentation with respect to a Transaction (as defined below), Mr. Asali remains employed through the Announcement Date and shareholder approval of the Transaction contemplated in connection with the Announcement Date is obtained or (y) there is a Specified Event on or prior to the Announcement Date, and within 18 months following such Specified Event the Company enters into definitive documentation, and obtains the required shareholder approvals, with respect to a Transaction. For these purposes, “Announcement Date” means the date on which the Company announces that it has entered into definitive documentation which, if the transactions contemplated thereby were consummated, would result in a sale, merger, change in control or other strategic transaction of or involving the Company and substantially all of its assets (such a transaction, a “Transaction”).

Following his separation after a Specified Event and subject to his compliance with terms of the Transition Agreement, Mr. Asali will receive a $500,000 cash payment as severance and COBRA reimbursement for a period of up to 12 months. In addition, Mr. Asali’s options and restricted stock awards, which were scheduled to vest and settle on November 29, 2016, will continue to vest and settle on November 29, 2016 and his options and restricted stock, which were scheduled to vest and settle in November 29, 2017, will vest and settle on the earlier of March 31, 2017, the Announcement Date, a Specified Event or a change in control of the Company.
The Transition Agreement provides that Mr. Asali’s last day of employment will be the earliest of the date of his (i) death, (ii) termination for disability, (iii) termination by the Company without cause or the date he resigns for “good reason”, (iv) the Announcement Date (clauses (i) through (iv) each, a “Specified Event”) or (v) termination for cause or resignation without good reason. Mr. Asali will continue to receive payment of his base salary and any unpaid vacation time and unreimbursed business expenses through the date his employment ends. Mr. Asali remains subject to certain non-solicitation restrictions of the Company’s employees for 18 months post-termination of employment and confidentiality provisions indefinitely. The Transition Agreement also contains a customary mutual release of claims.

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

LIST OF EXHIBITS
(b) List of Exhibits. The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Annual Report on Form 10-K. As of March 9, 2015, we changed our name from Harbinger Group Inc. to HRG Group, Inc.

Exhibit No.	Description of Exhibit
3.1
Certificate of Incorporation of HRG Group, Inc. as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 28, 2009 (File No. 1-4219); Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2011 (File No. 1-4219); Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 5, 2011 (File No. 1-4219); Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 5, 2011 (File No. 1-4219); Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 11, 2015 (File No. 1-4219); Exhibit 3.1 to the Company’s Current Report on form 8-K filed July 15, 2015 (File No. 1-4219); and Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed November 20, 2015 (File No. 1-4219).

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

10.1
Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Group Inc. (as successor to the initial parties thereto) and Spectrum Brands Holdings, Inc.; Harbinger Group Inc. became a party to this agreement on January 7, 2011 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 5, 2010 (File No. 1-4219)).

10.2
Registration Rights Agreement, dated as of February 9, 2010, by and among Harbinger Group Inc. (as successor, effective January 7, 2011, to the initial parties thereto), and Spectrum Brands Holdings, Inc. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed November 5, 2010 (File No. 1-4219)).

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

Exhibit No.	Description of Exhibit
10.6
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

10.8
Form of Indemnification Agreement, by and among Harbinger Group Inc. and its Directors and Officers, as amended and restated on February 23, 2011 (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed March 11, 2011 (File No. 1-4219)).

10.9†
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

10.11†
Subsidiary Service Agreement, dated as of January 20, 2016, by and between HRG Group, Inc. and David Maura (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2016 (file No. 1-4219)).

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

10.15†
HRG Group, Inc. 2011 Omnibus Equity Award Plan (formerly, Harbinger Group Inc. 2011 Omnibus Equity Award Plan), adopted as of September 15, 2011 (incorporated herein by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed January 30, 2012 (File No. 1-4219)).

10.16†
First Amendment to HRG Group, Inc. 2011 Omnibus Equity Award Plan (formerly, Harbinger Group Inc. 2011 Omnibus Equity Award Plan), (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2014 (File No. 1-4219)).

10.17†
HRG Group, Inc. 2011 Omnibus Equity Award Plan (formerly, Harbinger Group Inc. 2011 Omnibus Equity Award Plan) Forms of Restricted Stock Award Agreement (Non-Employee Directors), Restricted Stock Unit Agreement, Stock Award Agreement, Employee Nonqualified Option Award Agreement and Restricted Stock Award Agreement (Employees) (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed November 21, 2014 (File No. 1-4219)).

10.18†	The Harbinger Group Inc. 2014 Warrant Plan (incorporated herein by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2014 (File No. 1-4219)).
10.19†
Common Stock Purchase Warrant Agreement, dated March 10, 2014, by and between Harbinger Group Inc. and Philip Falcone (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2014 (File No: 1-4219)).

10.20†
Employment Agreement, dated as of November 19, 2015, by and between HRG Group, Inc. and George C. Nicholson (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed November 20, 2015 (File No.: 1-4219)).

12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	XBRL Taxonomy Definition Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HRG GROUP, INC. (Registrant)

Dated:	November 22, 2016	By:	/s/ GEORGE C. NICHOLSON
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

Signature	Title	Date

/s/ OMAR M. ASALI Omar M. Asali	President, Chief Executive Officer and Director (Principal Executive Officer)	November 22, 2016

/s/ GEORGE NICHOLSON George Nicholson	Chief Accounting Officer and Acting Chief Financial Officer (Principal Accounting Officer)	November 22, 2016

/s/ JOSEPH S. STEINBERG Joseph S. Steinberg	Chairman of the Board of Directors	November 22, 2016

/s/ CURTIS GLOVIER Curtis Glovier	Director	November 22, 2016

/s/ FRANK IANNA Frank Ianna	Director	November 22, 2016

/s/ GERALD LUTERMAN Gerald Luterman	Director	November 22, 2016

/s/ DAVID M. MAURA David M. Maura	Director	November 22, 2016

/s/ ANDREW A. MCKNIGHT Andrew A. McKnight	Director	November 22, 2016

/s/ ANDREW WHITTAKER Andrew Whittaker	Director	November 22, 2016

Financial Statements
HRG GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HRG Group, Inc.:
We have audited the accompanying consolidated balance sheets of HRG Group, Inc. and subsidiaries (the Company) as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HRG Group, Inc. and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HRG Group, Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 22, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
November 22, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HRG Group, Inc.:

We have audited HRG Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on HRG Group, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, HRG Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HRG Group, Inc. and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2016, along with the financial statement schedules I to IV, and our report dated November 22, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ KPMG LLP
New York, New York
November 22, 2016

HRG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share and share amounts)

	September 30,
	2016	2015
ASSETS
Cash and cash equivalents	$497.3	$661.2
Funds withheld receivables (Note 8)	1,650.4	1,710.1
Receivables, net (Note 9)	556.3	613.9
Inventories, net (Note 10)	740.6	780.8
Deferred tax assets (Note 19)	42.6	56.7
Property, plant and equipment, net (Note 11)	543.4	509.5
Goodwill (Note 12)	2,478.4	2,487.4
Intangibles, net (Note 12)	2,372.5	2,480.3
Other assets (Note 13)	172.6	412.0
Assets of business held for sale (Note 4)	26,738.7	24,976.5
Assets of discontinued operations (Note 4)	—	343.1
Total assets	$35,792.8	$35,031.5

LIABILITIES AND EQUITY
Insurance reserves	$1,751.3	$1,856.0
Debt (Note 15)	5,430.9	5,984.6
Accounts payable and other current liabilities (Note 14)	989.8	1,062.0
Employee benefit obligations (Note 17)	125.4	92.9
Deferred tax liabilities (Note 19)	546.0	574.5
Other liabilities	32.0	56.3
Liabilities of business held for sale (Note 4)	25,100.2	23,418.5
Liabilities of discontinued operations (Note 4)	—	398.6
Total liabilities	33,975.6	33,443.4

Commitments and contingencies (Note 22)

HRG Group, Inc. shareholders' equity (Note 16):
Common stock, $0.01 par; 500,000.0 thousand shares authorized; 200,789.1 thousand and 201,383.8 thousand shares issued and outstanding at September 30, 2016 and 2015, respectively.	2.0	2.0
Additional paid-in capital	1,447.1	1,458.5
Accumulated deficit	(1,031.9)	(833.1)
Accumulated other comprehensive income (loss)	220.9	(40.7)
Total HRG Group, Inc. shareholders' equity	638.1	586.7
Noncontrolling interest	1,179.1	1,001.4
Total shareholders' equity	1,817.2	1,588.1
Total liabilities and equity	$35,792.8	$35,031.5
See accompanying notes to consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year ended September 30,
	2016	2015	2014
Revenues:
Net consumer and other product sales	$5,039.7	$4,733.1	$4,449.2
Net investment income	67.0	84.3	90.1
Net investment gains (losses)	101.1	(114.0)	89.3
Insurance and investment product fees and other	7.6	6.3	6.1
Total revenues	5,215.4	4,709.7	4,634.7
Operating costs and expenses:
Cost of consumer products and other goods sold	3,119.8	3,050.9	2,875.6
Benefits and other changes in policy reserves	103.0	70.6	66.9
Selling, acquisition, operating and general expenses	1,243.6	1,301.3	1,181.0
Impairments and bad debt expense	27.1	153.3	2.1
Amortization of intangibles	93.9	87.8	81.7
Total operating costs and expenses	4,587.4	4,663.9	4,207.3
Operating income	628.0	45.8	427.4
Interest expense	(397.1)	(401.6)	(298.8)
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	—	(12.7)
Gain on deconsolidation of subsidiary	—	38.5	—
Other income (expense), net	1.0	10.2	(11.9)
Income (loss) from continuing operations before income taxes	231.9	(307.1)	104.0
Income tax expense (benefit)	41.5	(16.2)	89.6
Net income (loss) from continuing operations	190.4	(290.9)	14.4
(Loss) income from discontinued operations, net of tax	(224.3)	(221.5)	87.3
Net (loss) income	(33.9)	(512.4)	101.7
Less: Net income attributable to noncontrolling interest	164.9	44.4	112.0
Net loss attributable to controlling interest	(198.8)	(556.8)	(10.3)
Less: Preferred stock dividends, accretion and loss on conversion	—	—	73.6
Net loss attributable to common and participating preferred stockholders	$(198.8)	$(556.8)	$(83.9)

Amounts attributable to controlling interest:
Net income (loss) from continuing operations	$44.6	$(313.3)	$(158.3)
Net (loss) income from discontinued operations	(243.4)	(243.5)	74.4
Net loss attributable to controlling interest	$(198.8)	$(556.8)	$(83.9)

Net loss per common share attributable to controlling interest:
Basic income (loss) from continuing operations	$0.23	$(1.58)	$(0.97)
Basic (loss) income from discontinued operations	(1.23)	(1.23)	0.46
Basic	$(1.00)	$(2.81)	$(0.51)

Diluted income (loss) from continuing operations	$0.22	$(1.58)	$(0.97)
Diluted (loss) income from discontinued operations	(1.21)	(1.23)	0.46
Diluted	$(0.99)	$(2.81)	$(0.51)
See accompanying notes to consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year ended September 30,
	2016	2015	2014
Net (loss) income	$(33.9)	$(512.4)	$101.7

Other comprehensive income (loss):
Foreign currency translation losses	(8.5)	(112.9)	(32.5)
Net unrealized gain (loss) on derivative instruments
Changes in derivative instruments before reclassification adjustment	11.1	11.4	13.1
Net reclassification adjustment for (gains) losses included in net income	(1.1)	(27.5)	2.6
Changes in derivative instruments after reclassification adjustment	10.0	(16.1)	15.7
Changes in deferred income tax asset/liability	(2.8)	5.2	(4.2)
Deferred tax valuation allowance adjustments	(0.1)	(2.2)	—
Net unrealized gain (loss) on hedging derivative instruments	7.1	(13.1)	11.5
Actuarial adjustments to pension plans
Changes in actuarial adjustments before reclassification adjustment	(41.7)	(13.6)	(8.7)
Net reclassification adjustment for losses included in cost of goods sold	1.4	0.7	0.6
Net reclassification adjustment for gains included in selling and general and administrative expenses	1.0	0.7	0.8
Changes in actuarial adjustments to pension plans	(39.3)	(12.2)	(7.3)
Changes in deferred income tax asset/liability	10.8	3.6	2.2
Deferred tax valuation allowance adjustments	—	(3.1)	(0.6)
Net actuarial adjustments to pension plans	(28.5)	(11.7)	(5.7)
Unrealized investment gains (losses):
Changes in unrealized investment gains (losses) before reclassification adjustment	784.5	(643.8)	627.5
Net reclassification adjustment for losses (gains) included in net income	8.8	28.8	(101.0)
Changes in unrealized investment gains (losses) after reclassification adjustment	793.3	(615.0)	526.5
Adjustments to intangible assets	(258.3)	219.7	(156.8)
Changes in deferred income tax asset/liability	(185.7)	138.7	(129.0)
Net unrealized gains (losses) on investments	349.3	(256.6)	240.7
Changes in non-credit related other-than-temporary impairment	(1.4)	—	—
Net change to derive comprehensive income (loss) for the period	318.0	(394.3)	214.0
Comprehensive income (loss)	284.1	(906.7)	315.7
Less: Comprehensive income (loss) attributable to the noncontrolling interest:
Net income	164.9	44.4	112.0
Other comprehensive income (loss)	56.0	(108.0)	32.6
	220.9	(63.6)	144.6
Comprehensive income (loss) attributable to the controlling interest	$63.2	$(843.1)	$171.1
See accompanying notes to consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interest (“NCI”)	Total Equity
	Shares	Amount
Balances at September 30, 2013	142.4	$1.4	$828.0	$(192.4)	$87.7	$724.7	$408.8	$1,133.5
Net income	—	—	—	(10.3)	—	(10.3)	112.0	101.7
Unrealized investment gains, net	—	—	—	—	197.7	197.7	43.0	240.7
Other unrealized gains	—	—	—	—	6.8	6.8	4.7	11.5
Actuarial adjustments to pension plans	—	—	—	—	(4.0)	(4.0)	(1.7)	(5.7)
Translation adjustment	—	—	—	—	(19.1)	(19.1)	(13.4)	(32.5)
Comprehensive income						171.1	144.6	315.7
Repurchase of common stock	(5.2)	(0.1)	(65.5)	—	—	(65.6)	—	(65.6)
Proceeds from public offering of subsidiary shares, net	—	—	(58.5)	—	(25.5)	(84.0)	256.6	172.6
Purchases of subsidiary stock	—	—	(11.1)	—	—	(11.1)	2.8	(8.3)
Exercise of stock options	—	—	2.8	—	—	2.8	—	2.8
Stock compensation	3.2	0.1	72.3	—	—	72.4	20.6	93.0
Restricted stock surrendered for tax withholding	(0.1)	—	(21.1)	—	—	(21.1)	(10.4)	(31.5)
Preferred stock dividends, accretion and loss on conversion	—	—	—	(73.6)	—	(73.6)	—	(73.6)
Conversion of preferred stock	62.0	0.6	725.4	—	—	726.0	—	726.0
NCI in acquired subsidiary	—	—	—	—	—	—	20.7	20.7
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	(28.3)	(28.3)
Balances at September 30, 2014	202.3	2.0	1,472.3	(276.3)	243.6	1,441.6	815.4	2,257.0
Net loss	—	—	—	(556.8)	—	(556.8)	44.4	(512.4)
Unrealized investment losses, net	—	—	—	—	(206.1)	(206.1)	(50.5)	(256.6)
Other unrealized losses	—	—	—	—	(7.5)	(7.5)	(5.6)	(13.1)
Actuarial adjustments to pension plans	—	—	—	—	(7.0)	(7.0)	(4.7)	(11.7)
Translation adjustment	—	—	—	—	(65.7)	(65.7)	(47.2)	(112.9)
Comprehensive loss						(843.1)	(63.6)	(906.7)
Repurchase of common stock	(1.7)	(0.1)	(22.1)	—	—	(22.2)	—	(22.2)
Proceeds from public offering of subsidiary shares, net	—	—	29.9	—	1.3	31.2	249.8	281.0
Purchases of subsidiary stock	—	—	(76.8)	—	0.7	(76.1)	15.1	(61.0)
Exercise of stock options	0.7	—	4.1	—	—	4.1	—	4.1
Stock compensation	1.4	0.1	71.0	—	—	71.1	18.9	90.0
Restricted stock surrendered for tax withholding	(1.3)	—	(19.9)	—	—	(19.9)	(1.1)	(21.0)
NCI in acquired subsidiary	—	—	—	—	—	—	0.8	0.8
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	(33.9)	(33.9)
Balances at September 30, 2015	201.4	2.0	1,458.5	(833.1)	(40.7)	586.7	1,001.4	1,588.1
Net loss	—	—	—	(198.8)	—	(198.8)	164.9	(33.9)
Unrealized investment gains, net	—	—	—	—	279.3	279.3	68.6	347.9
Other unrealized gains	—	—	—	—	4.1	4.1	3.0	7.1
Actuarial adjustments to pension plans	—	—	—	—	(16.6)	(16.6)	(11.9)	(28.5)
Translation adjustment	—	—	—	—	(4.8)	(4.8)	(3.7)	(8.5)
Comprehensive income						63.2	220.9	284.1
Purchases of subsidiary stock	—	—	(34.6)	—	(0.4)	(35.0)	(19.5)	(54.5)
Exercise of stock options	0.6	—	4.4	—	—	4.4	—	4.4
Stock compensation	—	—	42.9	—	—	42.9	21.4	64.3
Restricted stock surrendered for tax withholding	(1.2)	—	(24.1)	—	—	(24.1)	(4.6)	(28.7)
NCI in acquired subsidiary	—	—	—	—	—	—	—	—
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	(40.5)	(40.5)
Balances at September 30, 2016	200.8	$2.0	$1,447.1	$(1,031.9)	$220.9	$638.1	$1,179.1	$1,817.2
See accompanying notes to consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)

	Year ended September 30,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(33.9)	$(512.4)	$101.7
(Loss) income from discontinued operations, net of tax	(224.3)	(221.5)	87.3
Net income (loss) from continuing operations	190.4	(290.9)	14.4
Adjustments to reconcile net income (loss) to operating cash flows from continuing operations:
Depreciation of properties	89.8	83.2	76.5
Amortization of intangibles	93.9	87.8	81.7
Impairment of intangible assets and goodwill	15.4	60.2	—
Loan provision and bad debt expense	12.8	93.5	2.2
Stock-based compensation	78.0	72.6	73.7
Amortization of debt issuance costs	18.3	17.2	16.2
Amortization of debt discount	2.8	4.8	4.6
Write-off of discounts and debt issuance costs on retired debt	5.8	12.8	9.2
Deferred income taxes	(4.8)	(46.4)	23.4
Gain on deconsolidation of subsidiary	—	(38.5)	—
Interest credited/index credits to contractholder account balances	36.0	32.3	52.7
Net recognized losses (gains) on investments and derivatives	(54.1)	126.6	(64.2)
Charges assessed to contractholders for mortality and administration	(1.1)	(1.1)	(1.1)
Non-cash increase to cost of goods sold due to the sale of inventory revalued in acquisition	—	21.7	—
Non-cash restructuring and related charges	6.4	20.1	9.2
Changes in operating assets and liabilities:	68.6	44.4	178.4
Net change in cash due to continuing operating activities	558.2	300.3	476.9
Net change in cash due to discontinued operating activities	355.1	16.5	227.2
Net change in cash due to operating activities	913.3	316.8	704.1
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	53.7	86.6	54.9
Cost of investments acquired	(5.2)	(5.4)	(101.7)
Acquisitions, net of cash acquired	—	(1,328.4)	(27.3)
Net asset-based loan repayments (originations)	177.2	289.2	(127.6)
Capital expenditures	(95.4)	(90.6)	(75.5)
Proceeds from sales of assets	19.7	1.4	9.2
Other investing activities, net	(4.1)	(0.4)	(1.8)
Net change in cash due to continuing investing activities	145.9	(1,047.6)	(269.8)
Net change in cash due to discontinued investing activities	(1,037.3)	(1,093.7)	(1,672.1)
Net change in cash due to investing activities	(891.4)	(2,141.3)	(1,941.9)
Cash flows from financing activities:
Proceeds from issuance of new debt	485.0	3,705.3	933.3
Repayment of debt, including tender and call premiums	(1,090.8)	(3,050.5)	(770.9)
Debt issuance costs	(9.3)	(44.8)	(15.8)
Purchases of subsidiary stock, net	(52.1)	(49.6)	(9.3)
Contractholder account deposits	5.9	78.9	23.0
Contractholder account withdrawals	(140.6)	(140.8)	(158.2)
Dividend paid by subsidiary to noncontrolling interest	(37.3)	(31.0)	(26.0)
Dividends paid on preferred stock	—	—	(28.6)
Share based award tax withholding payments	(28.7)	(21.0)	(31.5)
Common stock repurchased	—	(22.2)	(65.8)
Net proceeds from issuance subsidiary common stock	—	281.0	—
Other financing activities, net	1.3	4.1	2.8
Net change in cash due to continuing financing activities	(866.6)	709.4	(147.0)
Net change in cash due to discontinued financing activities	1,015.3	1,021.4	813.0
Net change in cash due to financing activities	148.7	1,730.8	666.0
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(29.7)	(8.3)
Net change in cash and cash equivalents	(163.9)	(67.6)	51.8
Cash and cash equivalents at beginning of period	661.2	728.8	677.0
Cash and cash equivalents at end of period	$497.3	$661.2	$728.8

Supplemental disclosure of cash flow information:
Cash paid for interest	$397.7	$395.7	$278.9
Cash paid for taxes, net	35.9	61.0	80.7
See accompanying notes to consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share and unit measures or as otherwise specified)
(1) Basis of Presentation and Nature of Operations
HRG Group, Inc. (“HRG” and collectively with its respective subsidiaries, the “Company”) is a holding company that conducts its operations through its operating subsidiaries. HRG’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “HRG.”
As of September 30, 2016, HRG’s principal operations were conducted through subsidiaries that offer branded consumer products and related businesses (Spectrum Brands Holdings, Inc., (“Spectrum Brands”)); insurance (Fidelity & Guaranty Life, (“FGL”, which is presented herein as an asset held for sale), and reinsurance services (Front Street Re (Delaware) Ltd., (“Front Street”)). We also own Salus Capital Partners, LLC (“Salus”), an asset-based lender, and 97.9% of NZCH Corporation (“NZCH”, formerly Zap.Com Corporation), a public shell company. From time to time, the Company manages a portion of its available cash and engages in other activities through its wholly-owned subsidiaries, HGI Funding, LLC (“HGI Funding”) and HGI Energy Holdings, LLC (“HGI Energy”).
The accompanying Consolidated Financial Statements of the Company included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Certain prior period amounts have been reclassified or combined to conform to the current year presentation.
Fiscal Year End
The Company’s fiscal year ends on September 30 and the quarters end on the last calendar day of the months of December, March and June. The Company’s significant subsidiary, Spectrum Brands’ fiscal year ends September 30 and its interim fiscal quarters end every thirteenth Sunday, except for its first fiscal quarter which may end on the fourteenth Sunday following September 30. The Company does not adjust for the difference in fiscal periods between Spectrum Brands and itself, as such difference would be less than 93 days, pursuant to Regulation S-X Rule 3A-02. References herein to Fiscal 2016, 2015 and 2014 refer to the fiscal years ended September 30, 2016, 2015 and 2014, respectively.
Reportable Segments
The Company currently presents its operations in two reportable segments: (i) Consumer Products, which consists of Spectrum Brands; and (ii) Insurance, which consists of Front Street. See below for a discussion of the changes to the Company’s reportable segments since Fiscal 2015.
Consumer Products Segment
Through Spectrum Brands, the Company is a diversified global branded consumer products company with positions in seven major product categories: consumer batteries, small appliances, global pet supplies, home and garden control products, personal care products, hardware and home improvement products and global auto care.
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
Insurance Segment
As a result of the transaction discussed below, the Insurance segment has been adjusted to exclude FGL and includes only Front Street. Through Front Street and its Bermuda and Cayman-based subsidiaries, we engage in the business of life, annuity and long-term care reinsurance.
On November 8, 2015, Anbang Insurance Group Co., Ltd., a joint-stock insurance company established in the People’s Republic of China (“Anbang”), AB Infinity Holding, Inc., a wholly-owned subsidiary of Anbang (“AB Infinity”), and AB Merger Sub, Inc., a wholly-owned subsidiary of AB Infinity (“Merger Sub”), entered into a definitive merger agreement (which was amended on November 3, 2016, as amended the “FGL Merger Agreement” and such merger, the “FGL Merger”) to acquire FGL for $26.80 per share. As a result of the FGL Merger Agreement, the Company’s ownership interest in FGL has been classified as held for sale in the accompanying Consolidated Balance Sheets and FGL’s operations were classified as discontinued operations in the accompanying Consolidated Statements of Operations and the Consolidated Statements of Cash Flows and reported separately for all periods presented. Prior to the transaction, FGL was included in the Company’s Insurance segment. As a result of classifying FGL as held for sale, all segmented information has been adjusted to exclude FGL from the Insurance segment. See Note 4, Divestitures.
Transactions and Activities during Fiscal 2016
Consumer Products
During Fiscal 2016, Spectrum Brands completed a cash tender offer to purchase any and all of Spectrum Brands’ 6.375% Notes due 2020 (the “6.375% Notes”). As part of the transaction, Spectrum Brands received tenders from the holders of $390.3 of its outstanding 6.375% Notes and has accepted for purchase all 6.375% Notes which were validly tendered. In addition, on October 20, 2016, Spectrum Brands redeemed the remaining $129.7 aggregate principal amount of 6.375% Notes with a call premium of $4.6. See Note 15, Debt.
On September 20, 2016, SBI issued €425.0 aggregate principal amount of 4.00% Notes at par value, due October 1, 2026 (“4.00% Notes”). See Note 15, Debt.
On October 6, 2016, subsequent to the end of the fiscal year, SBI replaced all of its U.S. dollar-denominated term loans with new U.S. dollar-denominated term loans that carry lower interest rate margins, but otherwise are on the same terms as the old term loans, including the maturity date. See Note 15, Debt.
Oil and Gas Properties
During the first quarter of Fiscal 2016, Compass Production Partners (“Compass”), a majority-owned subsidiary of HGI Energy at the time, completed the sale of its Holly, Waskom, and Danville assets (the “Compass Asset Sale”) for a total cash consideration of $153.4. Proceeds were primarily used to reduce Compass’ borrowings under its credit facility (the “Compass Credit Agreement”).
During the fourth quarter of Fiscal 2016, HGI Energy completed the sale of its equity interests in Compass to a third party for a cash purchase price of $145.0 (the “Compass Sale”). The proceeds received by HGI Energy from the Compass Sale were reduced by the outstanding balance of Compass’ existing credit facility of $125.2. Following the completion of the Compass Sale, the Company no longer owns, directly or indirectly, any oil and gas properties and accordingly, the results of Compass are presented as discontinued operations in the accompanying Consolidated Statements of Operations and the operations of HGI Energy are included in the Corporate and Other segment.
Corporate and Other
On November 17, 2016, subsequent to the end of the fiscal year, the Company announced that Mr. Omar Asali, President, Chief Executive Officer and a director of the Company, plans to leave the Company in the second half of the fiscal year ending September 30, 2017 (“Fiscal 2017”). In addition, on November 17, 2016, the Company announced that its Board had initiated a process to explore and evaluate strategic alternatives available to the Company with a view toward enhancing shareholder value. Strategic alternatives may include, but are not limited to, a merger, sale or other business combination involving the Company or its assets. The Company has not set a definitive schedule to complete its review of strategic alternatives and there can be no assurance that this process will result in a transaction, or if a transaction is undertaken, as to its terms or timing.
In connection with Mr. Asali’s anticipated departure, on November 17, 2016, the Company and Mr. Asali entered into a Transition Agreement (the “Transition Agreement”). The Transition Agreement provides that Mr. Asali will, subject to the terms of the Transition Agreement, receive from the Company (i) for Fiscal 2016, a bonus of $8.0 in cash; and (ii) for Fiscal 2017, a bonus for $3.0 in cash, on the earlier of March 31, 2017 and the date on which the Company announces that it has entered into definitive documentation which, if the transactions contemplated thereby were consummated, would result in a sale, merger, change in control or other strategic transaction of or involving the Company and substantially all of its assets; and an additional payment of $3.0 (or such higher amount as determined by the Board of Directors). Mr. Asali will also receive certain other payments and vesting of prior issued equity grants.
During Fiscal 2016, Salus and Front Street received a partial recovery on the loan to a significant borrower of Salus, RadioShack Corporation (“RadioShack”), of $45.4, excluding $22.7 repayment on FGL’s participation on the loan. As a result of the aforementioned partial recovery, the Company also reversed $18.0 of previously recorded allowance for bad debt, excluding $9.0 of realized gains by FGL recorded in “(Loss) income from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations.
During Fiscal 2016, Salus determined to focus its efforts primarily on monitoring, servicing and collecting its existing loans and winding-down its business. Salus may, however, pursue other opportunities that it may consider strategically advantageous or complimentary to its efforts to collect its existing loans.
During the fourth quarter of Fiscal 2016, the Company sold all of its 51.0% interest in CorAmerica Capital, LLC, its former subsidiary engaged in the business of asset management (“CorAmerica”), to a third party for $0.5. During Fiscal 2016, the Company also wound down the operations of Energy & Infrastructure Capital, LLC (“EIC”), its other asset manager. The sale of CorAmerica and the wind down of EIC did not represent a strategic shift for the Company. The operations of Salus, CorAmerica and EIC were historically presented in the Asset Management Segment. As a result of the diminished operations in that segment, starting in the fourth quarter of Fiscal 2016, the Company is presenting the operations of Salus, CorAmerica and EIC within the Corporate and Other segment. All historical results have been recast to reflect this change.

(2) Significant Accounting Policies and Practices and Recent Accounting Pronouncements
Principles of Consolidation
The Consolidated Financial Statements include the accounts of HRG and all other entities in which HRG has a controlling financial interest and those variable interest entities (“VIEs”) where the Company is the primary beneficiary. Intercompany accounts and transactions between businesses held for use have been eliminated. Results of operations of acquired companies are included from the dates of acquisition and for VIEs, from the dates that the Company became the primary beneficiary. At September 30, 2016, the non-controlling interest component of total equity primarily represents the 42.2% share of Spectrum Brands and the 19.6% of FGL not owned by HRG.
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
The Company, through its subsidiary, Salus, primarily uses VIEs for its securitization activities, in which Salus transfers whole loans into a trust or other vehicle such that the assets are legally isolated from the creditors of Salus. Assets held in a trust can only be used to settle obligations of the trust. The creditors of these trusts typically have no recourse to Salus except in accordance with the obligations under standard representations and warranties. When Salus is the servicer of whole loans held in a securitization trust, Salus has the power to direct the most significant activities of the trust. Salus consolidates a whole-loan securitization trust if it has the power to direct the most significant activities and also holds securities issued by the trust or has other contractual arrangements, other than standard representations and warranties, that could potentially be significant to the trust. See Note 6, Securitizations and Variable Interest Entities for additional information on the Company’s investment in consolidated VIEs.
Assets Held for Sale and Discontinued Operations
The Company reports a business as held for sale when the criteria of Accounting Standard Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”) are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale. Transactions between the business held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale. If a business is classified as held for sale after the balance sheet date but before the financial statements are issued or are available to be issued, the business continues to be classified as held and used in those financial statements when issued or when available to be issued.
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is sold or classified as held for sale, in accordance with ASC 360 and Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 2015) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The results of discontinued operations are reported in “(Loss) income from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. Transactions between the business held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale.
The guidance above does not apply to oil and gas properties that are accounted for using the full-cost method of accounting as prescribed by the U.S. SEC (Regulation S-X, Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975) unless the disposal represents all or substantially all of a full cost pool as a discontinued operation. As discussed in Note 4, Divestitures, on July 1, 2016, the Company entered into an agreement to sell all of its remaining oil and gas interests. Consequently, the Company’s investments in oil and gas properties have been reclassified as discontinued operations.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid temporary instruments purchased with original maturities of three months or less from date of purchase to be cash equivalents.
Receivables
Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, but generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provisions for losses on uncollectible trade receivables are determined based on ongoing evaluations of the Company’s receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment or return for a given customer. Refer to Note 9, Receivables, net, for further detail.
Inventories
The Company’s inventories are valued at the lower of cost or net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method. Refer to Note 10, Inventories, net, for further detail.
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

Asset Type	Range
Buildings and improvements	20 to 40 years
Machinery and equipment	2 to 15 years
Expenditures which substantially increase value or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. The Company records gains and losses on the disposition or retirement of property, plant and equipment based on the net book value and any proceeds received.
Long-lived fixed assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows generated did not exceed the carrying value of the asset. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during the year that necessitated an impairment test over property, plant and equipment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Refer to Note 11, Property, Plant and Equipment, net, for further detail.
Goodwill
Goodwill reflects the excess of acquisition cost over the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized, but instead is assessed for impairment at least annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred between annual impairment tests. Goodwill has been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit. The Company performs its annual impairment test in the fourth quarter of its fiscal year.
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
The fair values of the global batteries and appliances, hardware and home improvement, global pet supplies, home and garden and global auto care product lines, which are also Spectrum Brands’ reportable segments, exceeded their carrying values by 157%, 110%, 58%, 326% and 12%, respectively. As a result, a step two analysis was not required and there were no reporting units that were deemed at risk of impairment.
Corporate and Other
During Fiscal 2016, the Company concluded that an interim impairment test of goodwill for its CorAmerica reporting unit was necessary. This conclusion was based on certain indicators of impairment, primarily related to an amendment, which became effective September 1, 2016, to an investment management agreement to which CorAmerica is a party. The amendment changed the asset management fee structure, which resulted in a significant decrease to the projected future revenues we expect from CorAmerica. In addition, the counterparty reduced its allocation of investments into commercial mortgage loans, which reduced the amount of new loan originations we expect from CorAmerica and reduced CorAmerica’s projected future revenues.
As discussed above, during the third fiscal quarter of 2016, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the CorAmerica reporting unit. The Company estimated the fair value of the CorAmerica reporting unit using the income approach. Under the income approach, the Company calculated the fair value of the CorAmerica reporting unit based on the present value of estimated future cash flows. The Company’s estimate of discounted cash flows for each reporting unit required significant judgment. Cash flow projections were based on management’s estimates of revenue and operating margins, taking into consideration existing agreements, industry and market conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to CorAmerica’s ability to execute on the projected cash flows. The evaluation was management’s best estimate of projected fair values. Management’s estimate of implied fair value of goodwill was zero and, consequently, resulted in a goodwill impairment charge of $10.7. The goodwill impairment charge was reflected in “Impairments and bad debt expense” on the accompanying Consolidated Statements of Operations for Fiscal 2016.
During the first fiscal quarter of 2015, the Company concluded that an interim impairment test of goodwill and indefinite-lived intangible assets for its Frederick’s of Hollywood Group Inc. (“FOH”) reporting unit was necessary. This conclusion was based on certain indicators of impairment, primarily related to the departure of Philip Falcone, the Company’s former Chief Executive Officer, in December of 2014 (the “2014 CEO Departure”), and subsequent change in strategic direction of FOH. The revised plan changed the focus from expansion to rationalization of the existing business and was expected to result in lower revenues and profitability with a reduced level of capital expenditure by the Company as compared to the levels of capital expenditure contemplated under prior management at the time of FOH’s acquisition in May of 2014.
The Company estimated the fair value of the FOH reporting unit using a combination of the income and market multiple approaches. Under the income approach, the Company calculated the fair value of the FOH reporting unit based on the present value of estimated future cash flows. The Company’s estimate of discounted cash flows for each reporting unit required significant judgment. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions, projected costs of closures, including the costs of exiting leases. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the FOH’s ability to execute on the projected cash flows. The market data utilized included publicly-traded prices and transaction values of comparable companies with operations considered to be similar to those of the Company’s reporting units. Collectively, these evaluations were management’s best estimate of projected fair values. Management’s estimate of implied fair value of goodwill of $16.2 was below the carrying value for the FOH reporting unit and, consequently, resulted in a goodwill impairment charge of $28.3 for Fiscal 2015.
Intangibles
Intangibles with Indefinite Lives
Indefinite-lived intangible assets (certain trade name intangible assets) are not amortized; but instead are tested for impairment at least annually in the fourth fiscal quarter or as triggering events or indicators of potential impairment are identified.
Impairment of indefinite-lived intangible assets is assessed by comparing the estimated fair value of the identified trade names to their carrying value to determine if potential impairment exists. If the fair value is less than the carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief from royalty methodology, which requires management to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others.

Intangibles Impairment Test
Consumer Products
Spectrum Brands performs its annual impairment test in the fourth quarter of its fiscal year. During Fiscal 2016, the Company recognized $4.7 impairment on indefinite-lived intangible asset due to the reduction in value of certain tradenames in response to changes in management’s strategy. In connection with its annual impairment testing of indefinite-lived intangible assets, Spectrum Brands concluded that the fair values of its intangible assets exceeded their carrying values resulting in no impairment for 2015 and 2014.
Corporate and Other
Prior to conducting the goodwill impairment test for the FOH reporting unit discussed above, the Company first evaluated the recoverability of FOH’s intangible assets. The Company valued indefinite-lived trade names and trademarks using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the FOH business, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Management estimated the fair value of the trade name and trademarks at $9.9 under this approach, which resulted in an impairment of $31.9 for Fiscal 2015.
Both the goodwill impairment charge and the intangible assets impairment charge, totaling $60.2, were reflected in “Impairments and bad debt expense” on the accompanying Consolidated Statements of Operations for Fiscal 2015. Effective April 19, 2015, FOHG, FOH and their subsidiaries filed for bankruptcy. Following the completion of the bankruptcy of FOHG, FOH and their subsidiaries, such entities ceased to be subsidiaries of HRG.
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

Asset Type	Range	Weighted Average
Customer relationships	2 to 20 years	18.5 years
Technology assets	5 to 18 years	11.2 years
Tradenames	5 to 13 years	11.4 years
Definite-lived intangible assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. If indicators of potential impairment are identified, the Company performs undiscounted cash flow analysis to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset did not exceed its carrying value. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during Fiscal 2016, 2015 and 2014 that necessitated an impairment test of definite-lived intangible assets.
Impairment reviews are conducted at the judgment of management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. Refer to Note 12, Goodwill and Intangibles, net, for further detail.
Investments
The Company’s investments are reflected in “Other assets” in the accompanying Consolidated Balance Sheets and consisted of (i) marketable equity securities classified as trading and carried at fair value with unrealized gains and losses recognized in earnings and (ii) investments in debt securities with amortized cost approximating fair value that were designated available-for-sale (“AFS”) and carried at fair value with unrealized gains and losses included in “Accumulated other comprehensive income (loss)” (“AOCI”), net of deferred income taxes. Refer to Note 13, Other Assets, for further detail.

Asset-based Loans
Allowance for Credit Losses
The Company’s asset-based loans at September 30, 2016 and 2015 of $35.0 and $226.7, respectively, are reflected in “Other assets” in the accompanying Consolidated Balance Sheets. Originated asset-based loans that are intended to be held in the Company’s portfolio are stated at the principal amount outstanding, adjusted for an allowance for credit losses. The delinquency status is based upon the contractual terms of the loans. At September 30, 2016, the Company had delinquent loans with a net carrying value of $30.1.
The allowance for credit losses represents the Company’s estimate of probable losses inherent in its lending activities and is initially established upon origination of a loan. The allowance for credit losses does not include amounts related to accrued interest receivable, as accrued interest receivable is reversed when a loan is placed on nonaccrual status. The adequacy of the allowance for credit losses on a combined loan basis is being constantly evaluated. The Company will charge loans off against its allowance for credit losses when it becomes evident that the Company will not fully collect the balance of the loan. The provision for credit losses related to the loan portfolio is charged to “Impairments and bad debt expense” in the accompanying Consolidated Statements of Operations.
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
Credit Quality Indicators
The Company monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. The Company is a non-bank asset-based lender, who uses a bank-compatible risk rating scale as a guide as to the relative risk of the loan. This scale places primary reliance on a loan’s cash-flow as a source of repayment, as compared to Company’s primary reliance on the sale or liquidation of collateral. The Company’s accounting and credit teams review all substandard loans for any potential impairment on a quarterly basis.
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

•
Special mention - Loans that have potential weaknesses that deserve close attention, and which, if left uncorrected, may result in deterioration of the Company’s credit position at some future date. The Company scores these loans as a 6;

•
Substandard - Loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Although substandard loans in the aggregate may have a distinct potential for loss, an individual loan’s loss potential does not have to be distinct for the asset to be rated substandard. The Company scores these loans as 7; and

•
Doubtful - Loans that have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full improbable based on currently existing facts, conditions, and values. The Company scores these loans as an 8.

Derivative Financial Instruments
Derivative assets and liabilities are reported at fair value in the Consolidated Balance Sheets. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. Depending on the nature of derivatives designated as hedging instruments, changes in fair value are either offset against the change in fair value of the hedged assets or liability through earnings or recognized in equity through other comprehensive income until the hedged item is recognized. Any ineffective portion of a financial instrument’s change in fair value is recognized in earnings. For derivatives that do not qualify for hedge accounting treatment, the change in the fair value is recognized in earnings.
Consumer Products Segment
Derivative financial instruments are used by the Company’s Consumer Products segment principally in the management of its interest rate, foreign currency exchange rate and raw material price exposures. The Company’s Consumer Products segment does not hold or issue derivative financial instruments for trading or speculative purposes.
Insurance Segment
The Company’s insurance segment hedges certain portions of its economic exposure to product related equity market risk by entering into derivative transactions. Such derivative instruments are not designated as hedging instruments in accordance with hedge accounting with change in fair value recognized within “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations.
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
Corporate and Other
Prior to exercising its option to convert its outstanding preferred stock on May 15, 2014 (except for one share of preferred stock that remains outstanding and only has information and governance rights), such outstanding preferred stock contained a conversion feature. If the Company were to have issued certain equity securities at a price lower than the conversion price of the respective preferred stock, the conversion price would have been adjusted downward to reflect the dilutive effect of the newly issued securities (a “down round” provision). In accordance with the guidance in ASC Topic 815, “Derivatives and Hedging,” the conversion feature was considered to be an embedded derivative that must be separately accounted for as a liability at fair value with any changes in fair value reported in current earnings. The embedded derivative was bifurcated from the host contracts as of the respective issuance dates, marked to fair value with the change in fair value shown separately in the accompanying Consolidated Statements of Operations.
Reinsurance
Front Street Re (Cayman) Ltd. (“Front Street Cayman”) has entered into various reinsurance agreements on a funds withheld basis, meaning that funds are withheld by the ceding company from the coinsurance premium owed to Front Street Cayman as collateral for Front Street Cayman’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of the ceding company. Front Street Cayman manages the assets supporting reserves in accordance with the internal investment policy of the ceding companies and applicable law. Front Street Cayman has entered into such reinsurance agreements with FGL, as well as third parties as further described below. For segment reporting purposes, at the inception date of the reinsurance transactions, Front Street elected to apply the fair value option to account for its funds withheld receivables, non-funds withheld assets and future policyholder benefits reserves related to its assumed reinsurance. For consolidated reporting, the results from Front Street’s assumed reinsurance business with FGL is reported on FGL’s historical basis. Upon completion of the FGL Merger, the Company’s consolidated results will reflect all reinsurance business on the fair value option.
Reinsurance Agreements with FGL
On December 31, 2012, following regulatory approval, Front Street Cayman entered into a coinsurance agreement (the “Cayman Reinsurance Agreement”) with FGL. Pursuant to the Cayman Reinsurance Agreement, Front Street Cayman reinsured a 10% quota share percentage of certain FGL annuity liabilities.
Effective September 17, 2014, FGL entered into a second reinsurance treaty (the “MYGA Treaty”, and together with the Cayman Reinsurance Agreement, the “Reinsurance Agreements with FGL”) with Front Street Cayman whereby FGL ceded 30% of any new business of its multi-year guaranteed deferred annuity (“MYGA”) block of business on a funds withheld basis. This treaty was subsequently terminated as to new business effective April 30, 2015, but remains in effect for policies ceded to Front Street Cayman with an effective date between September 17, 2014 and April 30, 2015.
At September 30, 2016 and 2015, Front Street had $978.8 and $1,058.0, respectively, of funds withheld receivables and $1,119.5 and $1,226.8, respectively, of insurance reserves related to the Reinsurance Agreements with FGL.

The funds withheld receivables portfolio related to the Reinsurance Agreements with FGL consists of investments in debt and equity securities that are carried at fair value with unrealized gains and losses included in AOCI, net of associated intangibles “shadow adjustments” and deferred income taxes. The funds withheld receivables portfolio also includes cash, derivatives and accrued income.
The liabilities for contractholder funds for deferred annuities consist of contract account balances that accrue to the benefit of the contractholders, excluding surrender charges and other liabilities. The liabilities for fixed index annuities (“FIA”) consist of the value of the host contract plus the value of the embedded derivative. The embedded derivative is carried at fair value in the accompanying Consolidated Balance Sheets with changes in fair value reported in “Benefits and other changes in policy reserves” in the accompanying Consolidated Statements of Operations. Liabilities for immediate annuities without life contingencies are recorded at the present value of future benefits.
Liabilities for investment-type contracts are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes.
The liabilities for future policy benefits and claim reserves life contingent pay-out annuity policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue. The investment yield assumptions for life contingent pay-out annuities range from 0.8% to 6.0%.
Reinsurance agreements with third parties
On December 16, 2013, Front Street Cayman closed a reinsurance treaty with Bankers Life Insurance Company. Under the terms of the treaty, Bankers Life Insurance Company ceded annuity business to Front Street Cayman, on a funds withheld basis. At September 30, 2016 and 2015, Front Street had $125.8 and $148.3, respectively, of funds withheld receivables and $119.0 and $145.7, respectively, of insurance reserves related to this transaction.
On October 31, 2014, Front Street Cayman purchased Ability Re from Ability Re Holdings. The Ability Re acquisition consisted of long-term care reinsurance business. The acquired reinsurance agreements complement Front Street Cayman’s existing in force long-duration insurance liabilities. At September 30, 2016 and 2015, Front Street had $295.6 and $357.5, respectively, of funds withheld receivables and $271.5 and $348.4, respectively, of insurance reserves related to this transaction.
During Fiscal 2015, Front Street Cayman also closed three additional reinsurance transactions with unaffiliated parties. At September 30, 2016 and 2015, Front Street had $250.2 and $146.3, respectively, of funds withheld receivables and $241.3 and $135.1, respectively, of insurance reserves related to these transactions.
Front Street elected to apply the fair value option to account for its funds withheld receivables, non-funds withheld assets and future policyholder benefits reserve related to its assumed reinsurance with third parties. Front Street measures fair value of the funds withheld receivables based on the fair values of the securities in the underlying funds withheld portfolio held by the cedant. The non-funds withheld assets held by Front Street, backing the future policyholder benefits reserve, are measured at fair value. Policy loans included in the funds withheld receivables with third parties are measured at amortized cost, which approximates fair value.
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
Refer to Note 7, Fair Value of Financial Instruments, for further detail.

Use of Estimates and Assumptions
The Company periodically, and at least annually, reviews the assumptions associated with reserves for policy benefits and product guarantees. With respect to the Reinsurance Agreements with FGL, as part of the assumption review process in Fiscal 2016, changes were made to the surrender rates and earned rates to bring assumptions in line with current and expected future experience; in Fiscal 2015, changes were made to the earned rates and the guaranteed option costs; and in Fiscal 2014, changes were made to the changes were made to the surrender rates, earned rates and future index credits. The assumption changes associated with the Reinsurance Agreements with FGL resulted in an increase in insurance reserves of $1.0 in Fiscal 2016, an increase in insurance reserves of $0.8 in Fiscal 2015, and a decrease in insurance reserves of $0.4 in Fiscal 2014. With respect to the reinsurance agreements with third parties, as part of the assumption review process in Fiscal 2016, changes were made to morbidity and premium rate increases to bring assumptions in line with current and expected future experience; in Fiscal 2015, changes were made to morbidity; and in Fiscal 2014, there were no changes made as part of the assumption review process. The assumption changes associated with the reinsurance agreements with third parties resulted in a decrease in reserves of $1.6 in Fiscal 2016 and an increase in insurance reserves of $12.0 in Fiscal 2015.
Funds Withheld Receivables with FGL - OTTI
The Company’s available-for-sale securities included in the funds withheld portfolio related to the reinsurance agreements with FGL with unrealized losses are reviewed for potential other-than-temporary impairment (“OTTI”). In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to, the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. The Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value.
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
The Company includes the total OTTI recognized in “Net investment gains (losses)” on the face of the accompanying Consolidated Statements of Operations, with an offset for the amount of non-credit impairments recognized in AOCI. The Company discloses the amount of OTTI recognized in AOCI and other disclosures related to OTTI in Note 13, Other Assets, and the accompanying Consolidated Statements of Comprehensive Income (Loss).
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
The Company recognizes the effect of income tax positions only if those positions are more-likely-than-not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in “Income tax expense (benefit)” in the accompanying Consolidated Statements of Operations.
Refer to Note 19, Income Taxes, for further detail.

Stock-Based compensation
The fair values of restricted stock and restricted stock unit awards are determined based on the market price of HRG’s common stock on the grant date. The fair value of stock option awards and warrants are determined using the Black-Scholes option pricing model. HRG uses the simplified method to estimate the expected option term for stock option grants, as the Company does not have a sufficient history of stock option exercises to reliably estimate the expected option term. HRG recognizes stock based compensation expense in income on a straight line basis over the requisite service period for each separately vesting portion of such stock based compensation awards. In certain instances during Fiscal 2016, the Company repurchased restricted stock upon vesting from its current and former officers and employees to cover the minimum applicable statutory taxes.The Company classifies certain stock awards as liabilities. For these awards, the fair value is classified as a liability in the accompanying Consolidated Balance Sheets, and the liability is marked-to-market through net income at the end of each reporting period, and included in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations.
Spectrum Brands measures the compensation expense of its stock-based compensation awards, which consist of restricted stock units, based on the fair value of the awards at the date of grant and recognizes these costs on a straight line basis over the requisite service period of the awards. The fair value of the restricted stock units is determined based on the market price of Spectrum Brands’ shares of common stock on the grant date.
Refer to Note 18, Stock-Based Compensation, for further detail.
Employee Benefit Obligations
The recognition and disclosure provisions of ASC Topic 715: “Compensation-Retirement Benefits” (“ASC 715”) requires recognition of the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in the accompanying Consolidated Balance Sheets, and to recognize changes in that funded status in AOCI.
In accordance with the measurement date provisions of ASC 715, the Company measures all of its defined benefit pension and postretirement plan assets and obligations as of September 30, which is the Company’s fiscal year end.
Refer to Note 17, Employee Benefit Obligations, for further detail.
Foreign Currency Translation
Local currencies are considered the functional currencies for most of the Company’s operations outside the United States (“U.S.”). Assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses, and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of equity in AOCI, including the effects of exchange rate changes on intercompany balances of a long-term investment nature.
As of September 30, 2016 and 2015, accumulated losses related to foreign currency translation adjustments of $92.4 and $87.3 (net of taxes and non-controlling interest), respectively, were reflected in the accompanying Consolidated Balance Sheets in AOCI.
Foreign currency transaction gains and losses for transactions denominated in a currency other than the functional currency are reported in the accompanying Consolidated Statements of Operations in the period they occur. Exchange losses on foreign currency transactions aggregating $6.8, $26.8 and $7.6 for Fiscal 2016, 2015 and 2014, respectively, are included in “Other income (expense), net” in the accompanying Consolidated Statements of Operations.
Revenue Recognition
Net Consumer and Other Product Sales
The Company recognizes revenue from product sales generally upon delivery to the customer, or at the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and ability to collect is deemed reasonably assured. The provision for customer returns is based on historical sales and returns and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of “Net consumer and other product sales” in the accompanying Consolidated Statements of Operations.
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
The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash payments in order to secure the right to distribute through such customers. The Company capitalizes these payments provided the payments are supported by a time or volume based arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume based term of the arrangement. Capitalized payments are treated as a reduction of “Net consumer and other product sales” in the accompanying Consolidated Statements of Operations and a corresponding asset is reported in “Other assets” in the accompanying Consolidated Balance Sheets.
Net Investment Income
Dividends and interest income of Front Street and Salus and on the Reinsurance Agreements with FGL recorded in “Net investment income,” are recognized when earned, net of related expenses. Amortization of premiums and accretion of discounts on investments in fixed maturity securities related to the Reinsurance Agreements with FGL are reflected in “Net investment income” over the contractual terms of the investments in a manner that produces a constant effective yield.
For asset-backed securities included in the fixed maturity AFS securities portfolios, which are related to the Reinsurance Agreements with FGL, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from originally anticipated prepayments, the effective yield is recalculated prospectively to reflect actual payments to date plus anticipated future payments. Any adjustments resulting from changes in effective yield are reflected in “Net investment income”.
Net investment (losses) gains
Net investment (losses) gains include realized losses and gains from the sale of investments, write-downs for OTTI of AFS investments related to the Reinsurance Agreements with FGL; dividends and interest income and changes in the fair value of Front Street’s funds withheld receivables with third parties; and gains and losses on derivative investments.
Insurance and investment product fees and other
Insurance premiums and product fees are reported in the accompanying Consolidated Statements of Operations within the caption “Insurance and investment product fees and other.” Insurance premiums for traditional life insurance products are recognized as revenue when due from the contractholder. Traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of term life insurance and certain annuities with life contingencies.
Premium collections for fixed indexed and fixed rate annuities and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments.
Product fee revenue from deferred annuities is comprised of policy and contract fees charged for the cost of insurance policy administration and rider fees that are assessed on a monthly basis, and recognized as revenue when assessed and earned. Product fee revenue also includes surrender charges which are recognized and collected when the policy is surrendered.
Shipping and Handling Costs
Shipping and handling costs, which are included in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations, include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities. The Company’s shipping and handling costs were $294.7, $272.9 and $260.3 during Fiscal 2016, 2015 and 2014, respectively.
Advertising Costs
Advertising costs, which are included in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations, include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements and are expensed as incurred. The Company incurred advertising costs of $39.8, $35.1 and $21.5 during Fiscal 2016, 2015 and 2014, respectively.
Research and Development Costs
Research and development costs are charged to “Selling, acquisition, operating and general expenses” in the period they are incurred. The Company incurred research and development costs of $58.7, $51.3 and $47.9 during Fiscal 2016, 2015 and 2014, respectively.

Environmental Expenditures
Environmental expenditures that relate to current operations or to conditions caused by past operations are expensed or capitalized as appropriate. The Company determines its liability for environmental matters on a site-by-site basis and records a liability at the time when it is probable that a liability has been incurred and such liability can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers. Estimated environmental remediation expenditures are included in the determination of the net realizable value recorded for assets held for sale.
Legal Matters and Contingencies
The Company records legal fees and accruals in accordance with ASC Topic 450, “Contingencies”. Contingencies arising from environmental remediation costs, regulatory judgments, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and reasonably estimable.
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
Restructuring and related charges associated with manufacturing and related initiatives are recorded in “Cost of consumer products and other goods sold”. Restructuring and related charges reflected in cost of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives and other costs directly related to the manufacturing components of a restructuring initiative. Restructuring and related charges associated with administrative functions are recorded in operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions reflected in “Selling, acquisition, operating and general expenses”. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the administrative functions and other costs directly related to the administrative components of the restructuring initiatives implemented.
See Note 20, Restructuring and Related Charges, for further detail.
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
Benefits and Other Changes in Policy Reserves
Benefit expenses for deferred annuity and FIA policies related to the Reinsurance Agreements with FGL include index credits and interest credited to contractholder account balances and benefit claims incurred during the period in excess of contract account balances. For the periods from Fiscal 2014 through Fiscal 2016, the interest crediting rates associated with funds invested ranged from 0.0% to 6.0% for deferred annuities and FIAs, combined. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative and the change in the reserve for secondary guarantee benefit payments. For immediate annuities, policy benefit claims are charged to expense in the period that the claims are incurred.
Benefits and other changes in policy reserves also include changes in the fair value of the insurance liabilities with third parties.
Interest Expense
Interest expense on the Company’s short-term and long-term debt is recognized as due and any associated premiums, discounts, and costs are amortized (accreted) over the term of the related borrowing utilizing the effective interest method. Interest expense also includes fees on the Company’s credit facilities.
Earnings per Share (“EPS”)
The Company computes net income (loss) per common share in accordance with ASC Topic 260, “Earnings per Share.” Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding for the period.

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
Refer to Note 21, Earnings Per Share, for further detail.
Comprehensive Income (Loss)
Comprehensive income (loss) includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges, actuarial adjustments to pension plans, and unrealized gains (losses) and non-credit related OTTI on investment securities classified as AFS of business held for sale. Net unrealized gains and losses on investment securities classified as AFS by the business held for sale are reduced by deferred income taxes and adjustments to intangible assets that would have resulted had such gains and losses been realized. The foreign currency translation gains and losses for Fiscal 2016, 2015 and 2014 were primarily attributable to the impact of translation of the net assets of Spectrum Brands’ European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling, Mexican Peso and Brazilian Real.
Refer to Note 16, Shareholders’ Equity, for further detail.
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
Funds Withheld Receivables, Fixed Maturity Securities, Equity Securities and Other Invested Assets
The Company measures the fair value of its securities based on assumptions used by market participants in pricing the security. The appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company will then consistently apply the valuation methodology to measure the security’s fair value. The Company’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trends executed at broker-quoted or slightly higher prices. The Company did not adjust prices received from third parties as of September 30, 2016 and 2015. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
Derivatives
The fair values of the embedded derivatives in Front Street’s assumed FIA business from FGL are derived using market indices, pricing assumptions and historical data. The significant unobservable inputs used in the fair value measurement of the embedded derivatives in Front Street’s assumed FIA business are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at September 30, 2016 and 2015 was applied to the Annuity 2000 mortality tables. Significant increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher, respectively, fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
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
Refer to Note 7, Fair Value of Financial Instruments, for further detail. Refer to the “Reinsurance” section above for an explanation of the fair value measurements used to account Front Street Cayman’s reinsurance agreements.
Reclassifications
Certain prior year amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations or accumulated deficit.
Subsequent Events
ASC Topic 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance sheet date through the date the Company’s financial statements are issued and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued. See Note 4, Divestitures, for discussion of the extension of the outside termination for the completion of the FGL Merger Agreement from November 7, 2016 to February 8, 2017, and Note 15, Debt, for Spectrum Brands’ redemption of the remaining $129.7 aggregate principal amount of 6.375% Notes, as well as Spectrum Brands’ replacement of all of its U.S. dollar-denominated term loans with new U.S. dollar-denominated term loans that carry lower interest rate margins. See Note 1, Basis of Presentation and Nature of Operations, for the announcement that Mr. Omar Asali, President, Chief Executive Officer and a director of the Company, plans to leave the Company and the Company’s review of strategic alternatives. No other significant events occurred subsequent to September 30, 2016.
Newly Adopted Accounting Standards
Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported in the accompanying Consolidated Balance Sheets as a direct deduction from the carrying amount of that debt liability. Current guidance generally requires entities to capitalize costs paid to third parties that are directly related to issuing debt and that otherwise wouldn’t be incurred, and present those amounts separately as deferred charges. The Company elected to early adopt ASU 2015-03 effective March 31, 2016. The Company applied the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented was adjusted to reflect the period-specific effects of applying the new guidance. The reclassification of unamortized debt issuance costs resulted in reductions in other assets and debt of $101.8 and reductions in assets and liabilities of business held for sale of $4.1 as of September 30, 2015. Other than this reclassification, the adoption of this guidance did not have an impact in the Company’s Consolidated Financial Statements, debt issuance costs continue to be capitalized and amortized to interest expense using the effective interest method over the lives of the related debt agreements.
Refer to Note 15, Debt, for further detail.
Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 simplifies the presentation of provisional amounts recognized in a business combination during the measurement period (one year from the date of acquisition). Whereas the prior guidance required retrospective adjustment of prior periods, ASU 2015-16 eliminates this requirement. The Company adopted ASU 2015-16 effective the first day of Fiscal 2016 and all subsequent measurement period adjustments are recorded in the period identified, resulting in the recognition of adjustments to goodwill of $3.3 as of September 30, 2016 related to Spectrum Brands’ acquisition of Armored AutoGroup Parent Inc. (“AAG”). See Note 12, Goodwill and Intangibles, net for adjustments to goodwill.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that the presentation of deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The new guidance requires all deferred tax assets and liabilities to be presented as noncurrent as the separate current classification results in little to no benefit to users of the financial statements because the classification does not generally align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled. The Company elected to early adopt ASU 2015-07 effective March 31, 2016. The Company applied the new guidance on a retrospective basis, resulting in a reclassification reducing both deferred tax assets and deferred tax liabilities by $39.1 in the accompanying Consolidated Balance Sheets at September 30, 2015.
Refer to Note 19, Income Taxes, for further detail.
Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 provides for changes to the accounting for share-based payment awards issued to employees, primarily income taxes upon award vesting or settlement, cash flow presentations of excess tax benefits and employee withheld taxes paid, as well as an entity forfeiture policy election. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company has elected to early adopt ASU 2016-09 effective as if adopted the first day of the fiscal year, October 1, 2015.
Under the new guidance, all excess tax benefits and tax deficiencies related to employee stock compensation will be recognized within income tax expense. Under prior guidance, excess tax benefits were recognized to additional paid-in capital and tax deficiencies were only recognized to income tax expense to the extent they exceeded the pool of excess tax benefits.
As of September 30, 2015, there was $28.4 of unrecognized deferred tax assets attributable to excess tax benefits that were not previously recognized as they did not reduce income taxes payable. The cumulative adjustment for the adoption of ASU 2016-09 did not have an impact on net equity as the incremental deferred tax assets were fully offset by a corresponding increase in the deferred tax asset valuation allowance as of September 30, 2015. The adoption of the new standard impacted the Company’s previously reported quarterly results for the recognition of excess tax benefits in the Company’s provision for income taxes rather than paid in capital. Further, as part of the adoption, the Company elected to account for forfeitures in compensation cost as they occur.

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

Consumer Products Segment
Significant Acquisitions
Armored AutoGroup
On May 21, 2015, Spectrum Brands completed the acquisition of AAG, a consumer products company consisting primarily of Armor All and STP products brands in the automotive aftermarket appearance products and performance chemicals categorizes, respectively, and the AC/PRO brand of do-it-yourself automotive air conditioner recharge products. The results of AAG’s operations since May 21, 2015 are included in the Company’s Consolidated Statements of Operations for Fiscal 2016 and 2015.
Spectrum Brands recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the May 21, 2015 acquisition date. Measurement period adjustments were recorded subsequent to the acquisition date in the period identified. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce, including an experienced research team. The calculation of purchase price and purchase price allocation, including measurement period adjustments is as follows:

Purchase Price
Cash consideration	$929.3

Purchase Price Allocation
Cash and cash equivalents	$30.9
Receivables, net	156.5
Inventories, net	82.5
Properties, plant and equipment net	37.6
Goodwill	975.4
Intangibles, net	418.0
Other assets	24.7
Accounts payable and other current liabilities	(119.2)
Debt	(540.0)
Other liabilities	(137.1)
Total net assets acquired	$929.3
The purchase price allocation resulted in goodwill of $975.4 of which $4.9 is deductible for tax purposes. The values allocated to intangible assets and the weighted average useful lives are as follows:

	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$295.0	Indefinite
Technology	41.0	10
Licensing agreements	19.0	10
Customer relationships	63.0	15
Total intangibles acquired	$418.0
Spectrum Brands performed a valuation of the acquired inventories; property, plant and equipment; tradenames; technologies; licensing agreements; and customer relationships. The following is a summary of significant inputs to the valuation:
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
Trade names - Spectrum Brands valued indefinite-lived trade names using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

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
Customer relationships - Spectrum Brands valued customer relationships using an income approach, the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which are estimated using annual expected growth rates of 2.0% to 12.1%. Spectrum Brands assumed a customer retention rate of approximately 95.0%, which is supported by historical retention rates. Income taxes were estimated at 38.0% and amounts were discounted using a 9.5% rate.
The following unaudited pro forma combined financial information presents the Company’s pro forma results for Fiscal 2015 had the results of AAG been combined as of October 1, 2013:

	Fiscal
	2015	2014
	(Unaudited)
Pro forma revenues	$4,985.5	$5,078.0
Pro forma net loss	(517.5)	(71.4)
Pro forma net loss per common share attributable to controlling interest - basic	(2.61)	(0.44)
Pro forma net loss per common share attributable to controlling interest - diluted	(2.61)	(0.44)
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
Insignificant acquisitions
Salix
On January 16, 2015, Spectrum Brands completed the acquisition of Salix Animal Health LLC (“Salix”), a vertically integrated producer and distributor of premium, natural rawhide dog chew, treats and snacks. The results of Salix’s operations are included in the Consolidated Statements of Operations.

Spectrum Brands recorded an allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the January 16, 2015 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team. The calculation of the purchase price and purchase price allocation is as follows:

Purchase Price
Cash consideration	$146.8
Contingent consideration	1.5
Total purchase price	$148.3

Purchase Price Allocation
Cash and cash equivalents	$0.5
Receivables, net	10.7
Inventories, net	17.0
Properties, plant and equipment net	1.2
Goodwill	71.5
Intangibles, net	55.5
Other assets	2.5
Accounts payable and other current liabilities	(8.5)
Other liabilities	(2.1)
Total net assets acquired	$148.3
The purchase price allocation resulted in goodwill of $71.5 of which $24.7 is deductible for tax purposes. The values allocated to intangible assets and the weighted average useful lives are as follows:

	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$17.0	Indefinite
Technology	2.1	17
Definite-lived tradenames	1.0	13
Customer relationships	35.4	13
Total intangibles acquired	$55.5
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
Non-compete agreement - Spectrum Brands valued the non-compete agreement using the income approach that compares the prospective cash flows with and without the non-compete agreement in place. The value of the non-compete agreement is the difference between the discounted cash flows of the business under each of these two alternative scenarios, considering both tax expenditure and tax amortization benefits.
European IAMS and Eukanuba
On December 31, 2014, Spectrum Brands completed the acquisition of Proctor & Gamble’s European IAMS and Eukanuba (“European IAMS and Eukanuba”) pet food business, including is brands for dogs and cats. The results of European IAMS and Eukanuba’s operations are included in the Consolidated Statement of Operations.
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

Purchase Price
Cash consideration	$115.7

Purchase Price Allocation
Inventories, net	$16.3
Properties, plant and equipment, net	58.3
Goodwill	4.0
Intangibles, net	39.6
Other assets	2.9
Accounts payable and other accrued liabilities	(2.7)
Other liabilities	(2.7)
Total net assets acquired	$115.7
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
Tell Manufacturing
On October 1, 2014, Spectrum Brands completed the acquisition of Tell Manufacturing, Inc. (“Tell”), a manufacturer and distributor of commercial doors, locks, and hardware. The results of Tell’s operations are included in the Consolidated Statement of Operations.
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

Purchase Price
Cash consideration	$30.3

Purchase Price Allocation
Cash and cash equivalents	$1.1
Receivables. net	6.0
Inventories, net	7.2
Property, plant and equipment, net	1.5
Intangibles. net	12.5
Goodwill	7.1
Other assets	0.6
Accounts payable and other current liabilities	(5.7)
Total net assets acquired	$30.3
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
Tradenames - Spectrum Brands valued indefinite-lived tradenames using an income approach, the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Tell, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.
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
Liquid Fence
On January 2, 2014, Spectrum Brands completed the acquisition of the Liquid Fence Company, Inc. (“Liquid Fence”), a producer of animal repellents. The results of Liquid Fence’s operations since January 2, 2014 are included in the Consolidated Statements of Operations for Fiscal 2016, 2015 and 2014.
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

Purchase Price
Cash consideration	$24.8
Promissory note	9.5
Contingent consideration	1.5
Total purchase price	$35.8

Purchase Price Allocation
Cash and cash equivalents	$0.1
Receivables. net	1.1
Inventories, net	2.1
Property, plant and equipment, net	0.1
Goodwill	7.1
Intangibles. net	26.9
Accounts payable and other current liabilities	(1.6)
Total net assets acquired	$35.8
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
Insurance Segment
Ability Re
On November 3, 2014, Front Street Cayman purchased Ability Reinsurance (Bermuda) Limited (“Ability Re”) from Ability Re Holdings for $19.2 in cash. Upon the purchase, Ability Re was concurrently merged into Front Street Cayman, where Front Street Cayman was the surviving entity. The Ability Re acquisition consisted of approximately $368.0 of assets supporting two closed block long-term care reinsurance agreements and the associated capital. The acquired reinsurance agreements complement Front Street Cayman’s existing in force long-duration insurance liabilities.
The Company elected to use October 31, 2014 as the closing date for accounting purposes as Ability Re’s accounting close process is based on a month end close, there were zero business days between October 31 and November 3 and no material transactions took place between the accounting close date and November 3, 2014.
The following table summarizes the consideration paid by Front Street Cayman for Ability Re:

Purchase Price
Cash paid at November 3, 2014 close	$17.9
Cash purchase price adjustments	(1.5)
Contingent consideration premium increase benefit	2.8
Total purchase price	$19.2

Purchase Price Allocation
Cash and cash equivalents	$8.5
Funds withheld receivables	359.5
Insurance reserves	(346.9)
Other liabilities	(1.9)
Total net assets acquired	$19.2
The Company performed a valuation of the assets acquired and liabilities assumed at October 31, 2014. A summary of key inputs is as follows:
Funds withheld receivables - The fair value of the funds withheld assets was based on the fair values of the securities in the underlying funds withheld portfolio held in trust by the cedant.
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

Acquisition and Integration Costs
The following table summarizes acquisition and integration related charges incurred by the Company for Fiscal 2016, 2015 and 2014:

	Fiscal
	2016	2015	2014
Armored AutoGroup	$14.6	$21.8	$—
HHI Business	13.3	12.0	11.1
European IAMS and Eukanuba	3.5	9.3	—
Salix	2.1	10.7	—
Other	3.8	7.3	13.3
Total acquisition and integration related charges	$37.3	$61.1	$24.4

(4) Divestitures
The following table summarizes the components of “(Loss) income from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations at Fiscal 2016, 2015 and 2014:

	Fiscal
	2016	2015	2014
(Loss) income from discontinued operations, net of tax attributable to FGL	$(265.1)	$147.1	$155.0
Income (loss) from discontinued operations, net of tax attributable to Compass	40.8	(368.6)	(67.7)
(Loss) income from discontinued operations, net of tax	$(224.3)	$(221.5)	$87.3
FGL Merger Agreement
On November 8, 2015, FGL, Anbang, AB Infinity, and Merger Sub entered into the FGL Merger Agreement, which was amended by the parties on November 3, 2016. Pursuant to the FGL Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into FGL, with FGL continuing as the surviving entity, which will become a direct, wholly-owned subsidiary of AB Infinity and an indirect, wholly-owned subsidiary of Anbang. Pursuant to the FGL Merger Agreement, at the effective time of the FGL Merger, each issued and outstanding share of FGL common stock, subject to certain exceptions, will be canceled and converted automatically into the right to receive $26.80 per share in cash, without interest.
The completion of the FGL Merger is subject to the satisfaction of a number of closing conditions, including the receipt of regulatory approvals from the Iowa Insurance Division, New York Department of Financial Services, Vermont Department of Financial Regulation, China Insurance Regulatory Commission, and the Committee on Foreign Investment in the United States (“CFIUS”).
Anbang continues to work on securing the remaining required regulatory approvals and the parties are committed to securing such approvals, however, the closing of the FGL Merger, and the timing thereof, is subject to the regulatory review and approval process, none of which can be assured. In the event that the FGL Merger Agreement is terminated, under specified circumstances, FGL may be required to pay a termination fee to Anbang and its subsidiaries of $51.5.

At September 30, 2016, the Company determined that its ownership interest in FGL met the criteria established by ASC 360 to classify it as held for sale. The following table summarizes the major categories of assets and liabilities of FGL classified as held for sale in the accompanying Consolidated Balance Sheets at September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Assets
Investments, including loans and receivables from affiliates	$21,140.9	$19,206.7
Cash and cash equivalents	863.9	501.8
Accrued investment income	213.7	191.2
Reinsurance recoverable	3,463.9	3,578.7
Deferred tax assets	—	189.1
Properties, plant and equipment, net	18.5	14.4
Deferred acquisition costs and value of business acquired, net	1,065.5	1,048.6
Other assets	335.1	246.0
Write-down of assets of business held for sale to fair value less cost to sell	(362.8)	—
Total assets of business held for sale	$26,738.7	$24,976.5
Liabilities
Insurance reserves	$23,944.6	$22,560.1
Debt	398.8	295.9
Accounts payable and other current liabilities	57.0	43.7
Deferred tax liabilities	9.9	—
Other liabilities	689.9	518.8
Total liabilities of business held for sale	$25,100.2	$23,418.5
The balances included in the accompanying Consolidated Balance Sheets and in the table above reflect transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the closing of the FGL Merger. Such transactions are not eliminated to reflect the continuing operations and balances held for sale. As a result, adjustments to the carrying value of certain intercompany assets recorded by FGL, were reversed upon consolidation in the Company’s Consolidated Financial Statements.
Below is a summary of the impact of such intercompany balances in the accompanying Consolidated Balance Sheets:

	September 30, 2016	September 30, 2015
Assets
Funds withheld receivable	$978.8	$1,058.0
Other assets	15.1	15.9
Assets of business held for sale	1,375.5	1,769.8
Total assets	$2,369.4	$2,843.7
Liabilities
Insurance reserves	$1,119.5	$1,226.8
Debt	63.0	330.7
Accounts payable and other current liabilities	—	1.6
Other liabilities	—	11.0
Liabilities of business held for sale	1,186.9	1,273.6
Total liabilities	$2,369.4	$2,843.7
The carrying value of the Company’s interest in FGL was higher than the fair value less cost to sell based on the sales price at September 30, 2016 and as a result, the Company recorded a write-down of assets of business held for sale of $362.8 at September 30, 2016.
In accordance with ASU 2014-08, the Company has determined that the FGL Merger Agreement represented a strategic shift for the Company and, accordingly, has presented the results of operations for FGL as discontinued operations in the accompanying Consolidated Statements of Operations.

The following table summarizes the components of “(Loss) income from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations for Fiscal 2016, 2015 and 2014:

	Fiscal
	2016	2015	2014
Revenues:
Insurance premiums	$69.9	$58.5	$55.6
Net investment income (a)	922.7	850.8	760.2
Net investment gains (losses) (b)	27.6	(2.0)	306.7
Insurance and investment product fees and other	126.8	89.2	68.3
Total revenues	1,147.0	996.5	1,190.8
Operating costs and expenses:
Benefits and other changes in policy reserves	790.9	578.4	787.5
Selling, acquisition, operating and general expenses	118.3	112.8	102.3
Amortization of intangibles	78.6	41.8	97.5
Total operating costs and expenses	987.8	733.0	987.3
Operating income	159.2	263.5	203.5
Interest expense	(22.0)	(23.6)	(22.5)
Other income (expense), net	4.8	(5.0)	(4.0)
Write-down of assets of business held for sale to fair value less cost to sell (c)	(362.8)	—	—
Net (loss) income before income taxes	(220.8)	234.9	177.0
Income tax expense (d)	44.3	87.8	22.0
Net (loss) income	(265.1)	147.1	155.0
Less: net income attributable to noncontrolling interest	19.0	23.1	12.9
Net (loss) income - attributable to controlling interest	$(284.1)	$124.0	$142.1
(a) Included in the net investment income attributable to FGL is interest income of $4.1, $4.5 and $4.5 for Fiscal 2016, 2015 and 2014, respectively, on debt instruments issued by entities consolidated by HRG as they will continue to exist following the closing of the FGL Merger. The corresponding interest expense is recorded in continuing operations in the accompanying Consolidated Statements of Operations.
(b) Included in “Net investment gains (losses)” are charges related to the change in expected recovery rates of asset-based loans. Such charges are presented as “Impairments and bad debt expense” on the Company’s accompanying Consolidated Statements of Operations.
(c) FGL’s net income during Fiscal 2016 and the increase in unrealized gains on FGL’s investment portfolio resulted in an increase of the Company’s carrying value in FGL that was above the fair value that the Company expects to receive as part of the sale which write-down of carrying value of the assets of business held for sale to fair value less cost to sell of $362.8. Such write-down could be partially reversed if the carrying value of FGL decreases in future reporting periods. Upon completion of the FGL Merger, the amount of AOCI related to FGL will be recognized through (loss) income from discontinued operations on the statement of operations and could result in a gain from discontinued operations.
(d) Included in the income tax expense for Fiscal 2016 was $15.2 of income tax expense primarily related to the establishment of a deferred tax liability of $367.9 at September 30, 2016 as a result of classifying HRG’s ownership interest in FGL as held for sale, partially offset by the recognition of a $94.7 deferred tax asset related to realized capital losses primarily from the Compass Sale and $258.0 reduction of valuation allowances on HRG’s net operating and capital loss carryforwards expected to offset the tax effects of the FGL Merger. The excess deferred tax liability of $15.2 was mainly related to the Company’s estimated alternative minimum taxes.
Compass Asset Sale and Compass Sale
Compass was formed on February 14, 2013 through transactions between subsidiaries of EXCO Resources, Inc.’s (“EXCO”) and HRG, resulting in the formation of the Compass general partner and the partnership. Under the terms of the respective agreements, Compass acquired certain oil and natural gas assets from EXCO. Immediately after the closing and the consummation of the transactions, the ownership in the Compass partnership was 73.5% by HRG and 24.5% by EXCO and 2.0% by the Compass general partner. In addition, HRG and EXCO each own a 50.0% member interest in the Compass general partner and each have equal representation on the general partner’s board of directors. As of September 30, 2014, the ownership of the Partnership and General Partnership translated into an economic ownership of Compass of 74.4%.
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
As discussed in Note 1, Basis of Presentation and Nature of Operations, on December 1, 2015, Compass completed the sale of its oil and gas interests located in the Holly, Waskom and Danville Fields in East Texas and North Louisiana. The Company accounted for the sale in accordance with ASC Topic 932, Property, Plant and Equipment: Extractive Activities - Oil and Gas.

Further, as discussed in Note 1, Basis of Presentation and Nature of Operations, on July 1, 2016, the Company entered into the Compass Sale Agreement. The Company’s interest in Compass met all of the held for sale criteria established by ASC 360 on July 1, 2016. During the fourth quarter of Fiscal 2016, the transactions contemplated by the Compass Sale Agreement were consummated and Compass was sold to a third party. The disposal represents all of the remaining oil and gas properties that were accounted for using the full-cost method as of Fiscal 2016.
The following table summarizes the major categories of assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets at September 30, 2015:

September 30, 2015
Assets
Cash and cash equivalents	$34.0
Receivables, net	19.1
Properties, including oil and natural gas properties, net	288.9
Other assets	1.1
Total assets of discontinued operations	$343.1
Liabilities
Debt	$325.9
Accounts payable and other current liabilities	33.6
Other liabilities	39.1
Total liabilities of discontinued operations	$398.6
In accordance with ASU 2014-08, the Company has determined that the Compass Sale represented a strategic shift for the Company and, accordingly, has presented the results of operations for Compass as discontinued operations in the accompanying Consolidated Statements of Operations.
The following table summarizes the components of “Net (loss) income from discontinued operations” in the accompanying Consolidated Statements of Operations at Fiscal 2016, 2015 and 2014. Prior to obtaining control of Compass on October 31, 2014, the Company consolidated its 74.4% proportionate share of the operations of the equity method investment in Compass, using a gross presentation. Fiscal 2016 includes results of Compass’ operation through August 23, 2016, the date of the Compass Sale.

	Fiscal
	2016	2015	2014
Revenues:
Oil and natural gas revenues	$40.2	$107.4	$147.0

Operating costs and expenses:
Oil and natural gas direct operating costs	38.2	85.9	69.6
Selling, acquisition, operating and general expenses	22.8	62.0	50.0
Impairments and bad debt expense	93.2	485.1	81.0
Total operating costs and expenses	154.2	633.0	200.6
Operating loss	(114.0)	(525.6)	(53.6)
Interest expense	(5.9)	(9.9)	(7.7)
Gain upon gaining control of equity method investment	—	141.2	—
Gain on sale of oil and gas properties	105.6	—	—
Other income (loss), net	1.5	25.7	(6.4)
Gain on disposal	53.6	—	—
Net income (loss)	40.8	(368.6)	(67.7)
Less: net income (loss) attributable to noncontrolling interest	0.1	(1.1)	—
Net income (loss) attributable to common and participating preferred stockholders	$40.7	$(367.5)	$(67.7)

(5) Derivative Financial Instruments
The fair value of outstanding derivatives recorded in the accompanying Consolidated Balance Sheets were as follows:

		September 30,
Asset Derivatives	Classification	2016	2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	Receivables, net	$5.5	$5.2
Commodity swaps	Receivables, net	2.9	—
Foreign exchange contracts	Other assets	0.1	0.4
Total asset derivatives designated as hedging instruments		8.5	5.6
Derivatives not designated as hedging instruments:
Call option receivable from FGL	Funds withheld receivables	11.3	5.4
Call options	Other assets	5.9	1.0
Foreign exchange contracts	Receivables, net	0.2	0.4
Total asset derivatives		$25.9	$12.4

		September 30,
Liability Derivatives	Classification	2016	2015
Derivatives designated as hedging instruments:
Interest rate swaps	Accounts payable and other current liabilities	$0.7	$1.4
Interest rate swaps	Other liabilities	0.4	1.2
Commodity swaps	Accounts payable and other current liabilities	0.1	4.7
Commodity swaps	Other liabilities	—	0.8
Foreign exchange contracts	Accounts payable and other current liabilities	1.7	1.5
Foreign exchange contracts	Other liabilities	0.1	—
Total liability derivatives designated as hedging instruments		3.0	9.6
Derivatives not designated as hedging instruments:
Embedded derivatives in Front Street's assumed FIA business	Insurance reserves	131.2	142.3
Foreign exchange contracts	Accounts payable and other current liabilities	0.2	0.1
Foreign exchange contracts	Other liabilities	—	11.0
Commodity contracts	Accounts payable and other current liabilities	—	0.1
Total liability derivatives		$134.4	$163.1
For derivative instruments that are used to economically hedge the fair value of Spectrum Brands’ third party and intercompany foreign currency payments, commodity purchases and interest rate payments, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. The Company recognizes all derivative instruments as assets or liabilities in the accompanying Consolidated Balance Sheets at fair value.
The following tables summarize the impact of the effective and ineffective portions of designated hedges and the gain (loss) recognized in the accompanying Consolidated Statements of Operations for Fiscal 2016, 2015 and 2014:

Fiscal 2016	Classification	Effective Portion
		Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings
Interest rate swaps	Interest expense	$(0.4)	$(1.9)
Commodity swaps	Cost of consumer products and other goods sold	4.5	(3.7)
Net investment hedge	Other income (expense), net	0.6	—
Foreign exchange contracts	Net consumer and other product sales	(0.4)	(0.2)
Foreign exchange contracts	Cost of consumer products and other goods sold	6.8	6.9
		$11.1	$1.1

Fiscal 2015	Classification	Effective Portion
		Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings
Interest rate swaps	Interest expense	$(3.4)	$(1.9)
Commodity swaps	Cost of consumer products and other goods sold	(7.1)	(0.7)
Foreign exchange contracts	Net consumer and other product sales	0.1	0.1
Foreign exchange contracts	Cost of consumer products and other goods sold	21.8	30.0
		$11.4	$27.5

Fiscal 2014	Classification	Effective Portion
		Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings
Interest rate swaps	Interest expense	$(1.6)	$(0.9)
Commodity swaps	Cost of consumer products and other goods sold	1.9	0.7
Foreign exchange contracts	Net consumer and other product sales	0.1	0.2
Foreign exchange contracts	Cost of consumer products and other goods sold	12.7	(2.6)
		$13.1	$(2.6)
The unrealized loss on derivative contracts in AOCI expected to be recognized during Fiscal 2017 is $5.9.
During Fiscal 2016, 2015 and 2014, the Company recognized the following gains and losses on its derivatives:

		Fiscal
Classification	Derivatives Not Designated as Hedging Instruments	2016	2015	2014
Revenues:
Net investment gains (losses)	Call options	$3.8	$(7.6)	$25.7
Operating costs and expenses:
Cost of consumer products and other goods sold	Commodity swaps	$—	$(0.1)	$(1.0)
Benefits and other changes in policy reserves	Embedded derivatives in Front Street's assumed FIA business	11.1	8.5	(10.3)
Other income (expense), net	Foreign exchange contracts	5.5	(13.5)	3.1
Additional Disclosures
Call options. Derivative financial instruments included within the funds withheld receivables at fair value in the accompanying Consolidated Balance Sheets are in the form of call options receivable by Front Street. Front Street hedges exposure to product related equity market risk by entering into derivative transactions. These options hedge Front Street’s share of the FIA index credit. The change in fair value is recognized within “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations.
Call option receivable from FGL. Under the terms of the modified coinsurance arrangement between Front Street and FGL, FGL is required to pay Front Street a portion of the net cost of equity option purchases and the proceeds from expirations related to the equity options which hedge the index credit feature of the reinsured FIA contracts. Accordingly, the receivable from FGL is reflected in “Funds withheld receivables” as of the balance sheet date with changes in fair value reflected in the Company’s accompanying Consolidated Statements of Operations.
Embedded derivatives in Front Street’s assumed FIA business from FGL. Front Street has assumed FIA contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the Standard & Poor’s Ratings Services (“S&P”) 500 Index. This feature represents an embedded derivative under U.S. GAAP. The FIA embedded derivative is valued at fair value and included in the “Insurance reserves” in the accompanying Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the accompanying Consolidated Statements of Operations.

Interest Rate Swaps. Spectrum Brands uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. As of September 30, 2016 and 2015, Spectrum Brands had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on variable rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300.0 through April 2017. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $0.4, net of tax. Spectrum Brands’ interest rate swap derivative financial instruments at September 30, 2016 and 2015 were as follows:

	September 30, 2016		September 30, 2015
	Notional	Remaining Years	Notional	Remaining Years
Interest rate swaps - fixed	$300.0	0.5	$300.0	1.5
Foreign exchange contracts - cash flow hedges. Spectrum Brands periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Canadian Dollars (“CAD”) or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange rates related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to “Net consumer and other product sales” or “Cost of consumer products and other goods sold”, respectively, in the accompanying Consolidated Statements of Operations. At September 30, 2016, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through December 2017. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $1.9, net of tax. At September 30, 2016 and 2015, Spectrum Brands had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $224.8 and $300.6, respectively.
Commodity Swaps - cash flow hedges. Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2016, Spectrum Brands had a series of zinc and brass swap contracts outstanding through December 2017. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $1.1, net of tax. Spectrum Brands had the following commodity swap contracts outstanding as of September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts (tons)	6.7	$12.8	10.8	$22.2
Brass swap contracts (tons)	1.0	4.0	1.8	8.5
Net Investment Hedge. Spectrum Brands’ 4.00% Notes are denominated in Euros and have been designated as a net investment hedge of the translation of Spectrum Brands’ net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized in AOCI with any ineffective portion recognized as foreign currency translation gains or losses in the accompanying Consolidated Statements of Operations when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of September 30, 2016, the hedge was fully effective and no ineffective portion was recognized in earnings.
Commodity Swaps - not designated as hedges for accounting purposes. Spectrum Brands periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The commodity swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in the fair value of the commodity swap contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the commodity swap contracts. The commodity swap contracts effectively fix the floating price on a specified quantity of silver through a specified date. At September 30, 2016, Spectrum Brands had a series of commodity swaps outstanding through August 2017.

Spectrum Brands had the following commodity swaps outstanding as of September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
	Notional	Contract Value	Notional	Contract Value
Silver (troy oz.)	31	$0.6	25	$0.4
Foreign exchange contracts - not designated as hedges for accounting purposes- Spectrum Brands. Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, CAD, Euros, Pounds Sterling, Taiwanese Dollars, Hong Kong Dollars or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2016, Spectrum Brands had a series of forward exchange contracts outstanding through October 2016. At September 30, 2016 and 2015, Spectrum Brands had $131.4 and $126.8, respectively, of notional value for such foreign exchange derivative contracts outstanding.
Foreign exchange contracts - not designated as hedges for accounting purposes- Salus. During Fiscal 2015, Salus executed a CAD swap agreement with FGL Insurance, to convert the CAD cash flows into U.S. Dollars cash flows. Under this swap agreement, Salus would reimburse FGL Insurance for certain realized foreign exchange losses related to cash flows on these loan participations from origination date through maturity date. The cumulative foreign exchange losses related to such cash flows at September 30, 2015 were $11.0 included in “Other liabilities” with an equal and offsetting asset included in “Assets of business held for sale” on the accompanying Consolidated Balance Sheets. The swap agreements were settled and terminated during Fiscal 2016. During Fiscal 2016 and 2015, the Company recognized $2.4 and $(11.0), respectively of other income (expense) associated with the CAD swap agreements and a corresponding (loss) income from discontinued operations on the accompanying Consolidated Statements of Operations.
Credit Risk
Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was insignificant as of September 30, 2016 and 2015.
Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. As of September 30, 2015, there was $3.5 of posted cash collateral related to such liability positions. As of September 30, 2016, there was no cash collateral outstanding. In addition, as of September 30, 2016 and 2015, Spectrum Brands had no posted standby letters of credit related to such liability positions. The cash collateral is included in “Receivables, net” within the accompanying Consolidated Balance Sheets.
Front Street is exposed to credit risk in the event of non-performance by its counterparties on call options. Front Street seeks to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, but there can be no assurance that Front Street will not suffer losses in the event of counterparty non-performance. No collateral was posted by its counterparties; accordingly, at September 30, 2016, the maximum amount of loss due to credit risk that Front Street would incur if parties to the call options failed completely to perform according to the terms of the contracts was $5.9.
Earnings from FIA reinsurance are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging the risk on FIA policies, known as the net investment spread. With respect to FIAs, the cost of hedging the risk includes the expenses incurred to fund the annual index credits. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the fair value changes associated with reinsurance contracts in the accompanying Consolidated Statements of Operations, and are largely offset by an expense for index credits earned on annuity contractholder fund balances.

(6) Securitizations and Variable Interest Entities
Collateralized Loan Obligations
In February 2013, Salus completed a collateralized loan obligation (“CLO”) securitization with a notional aggregate principal amount of $175.5 of the asset-based loans that it had originated through that date. In September 2013, Salus increased the CLO securitization to a notional aggregate principal amount of $331.1 of the asset-based loans that it had originated through that date. Salus’ continuing involvement with the trust created as part of the securitization include servicing the receivables; retaining an undivided interest (seller’s interest) in the receivables; and holding certain retained interests in subordinate securities, subordinate interests in accrued interest and fees on the securitized receivables, and cash reserve accounts. Salus continues to consolidate the loans transferred into the trust as it has determined that it is the primary beneficiary of the variable-interest entity represented by the trust, as result of it holding subordinate interest and servicing the receivables. Neither the Company nor Salus provided guarantees or recourse to the securitization trust other than standard representations and warranties.
Included within “Other assets” in the accompanying Consolidated Balance Sheets as of September 30, 2016 and 2015 were asset-based loans of $29.3 and $197.8, respectively, that serve as collateral to the obligations of the CLO. Such obligations include obligations to non-affiliates of $38.9, net of discount of $0.8 and $39.5, net of discount of $0.9, respectively. The unaffiliated obligations of the CLO are included within “Debt” in the accompanying Consolidated Balance Sheets as of September 30, 2016 and 2015, respectively. At September 30, 2016 and 2015, the total liabilities of the consolidated VIE included $96.3 and $317.3, respectively, of seller’s interest.
For additional information related to the increases in the provision for credit losses on the asset-based loan portfolio, see Note 13, Other Assets.
For additional information related to the reduction in senior secured and subordinated CLO debt, see Note 15, Debt.
The table below summarizes select information related to the CLO vehicle in which Salus held a variable interest at September 30, 2016 and 2015:

	September 30,
	2016	2015
Maximum loss exposure	$29.3	$197.8

Asset-based loans receivable	$29.3	$197.8
Cash and other assets	13.7	85.8
Total assets of consolidated VIE	$43.0	$283.6

Senior, Secured	$—	$219.2
Subordinated	135.2	137.6
Long-term debt	135.2	356.8
Other liabilities	—	0.7
Total liabilities of consolidated VIE	$135.2	$357.5
(7) Fair Value of Financial Instruments
The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	September 30, 2016				September 30, 2015
Assets	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Fixed maturity and equity securities included in funds withheld receivables	$69.9	$1,387.1	$78.1	$1,535.1	$8.4	$1,555.0	$74.7	$1,638.1
Derivatives:
Call option receivable from FGL included in funds withheld receivables	—	11.3	—	11.3	—	5.4	—	5.4
Call options	—	5.9	—	5.9	—	1.0	—	1.0
Foreign exchange contracts	—	5.8	—	5.8	—	6.0	—	6.0
Commodity contracts	—	2.9	—	2.9	—	—	—	—
Corporate fixed maturity securities AFS	—	—	—	—	—	—	14.1	14.1
Equity securities - trading	—	—	—	—	32.8	—	—	32.8
Other invested assets	—	—	—	—	—	—	2.8	2.8
Total financial assets	$69.9	$1,413.0	$78.1	$1,561.0	$41.2	$1,567.4	$91.6	$1,700.2
Liabilities
Front Street future policyholder benefit liability	$—	$—	$631.8	$631.8	$—	$—	$629.2	$629.2
Derivatives:
Embedded derivatives in Front Street's assumed FIA business	—	—	131.2	131.2	—	—	142.3	142.3
Commodity contracts	—	0.1	—	0.1	—	5.6	—	5.6
Interest rate contracts	—	1.1	—	1.1	—	2.6	—	2.6
Foreign exchange contracts	—	2.0	—	2.0	—	12.6	—	12.6
Total financial liabilities	$—	$3.2	$763.0	$766.2	$—	$20.8	$771.5	$792.3

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2016 and 2015 were as follows:

	Fair Value at				Range (Weighted average)
Assets	September 30, 2016	September 30, 2015	Valuation Technique	Unobservable Input(s)	September 30, 2016	September 30, 2015
Corporate fixed maturity securities	$—	$14.1	Broker-quoted	Offered quotes	—%	83%
Other invested assets	—	2.8	Discounted Cash Flow	Probability of collection	—%	50%
				Discount rate	—%	10%
Funds withheld receivables
Fixed maturity and equity securities	35.2	39.1	Matrix pricing	Quoted prices	98% - 122% (109%)	100% - 122% (112%)
Fixed maturity securities	5.4	19.2	Loan Recovery Value	Recovery rate	56% - 100% (82%)	6% - 12% (8%)
Fixed maturity securities	35.7	6.7	Broker-quoted	Offered quotes	97% - 100% (100%)	99% - 103% (101%)
Loan participations	1.8	9.7	Loan Recovery Value	Recovery rate	52% - 100% (71%)	100%
Total	$78.1	$91.6
Liabilities
Front Street future policyholder benefit liability	$631.8	$629.2	Discounted cash flow	Non-performance risk spread	0.32%	0.16% - 0.46%
				Risk margin to reflect uncertainty	0.50%	0.50% - 1.00%
Embedded derivatives in Front Street’s assumed FIA business	131.2	142.3	Discounted cash flow	Market value of option	0% - 27% (2%)	0% - 32% (1%)
				SWAP rates	1%	2%
				Mortality multiplier	80%	80%
				Surrender rates	0.50% - 75% (10%)	0.50% - 75% (13%)
				Non-performance risk spread	0.25%	0.25%
Total	$763.0	$771.5
See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, for additional discussion of the significant unobservable inputs used in for recurring Level 3 fair value measurements of financial instruments carried at fair value.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for Fiscal 2016, 2015 and 2014. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Fiscal 2016
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Corporate fixed maturity securities	$14.1	$(0.5)	$—	$—	$(13.6)	$—	$—	$—
Other invested assets	2.8	2.7	—	—	—	(5.5)	—	—
Funds withheld receivables	74.7	(3.6)	—	36.2	(34.4)	—	5.2	78.1
Total assets at fair value	$91.6	$(1.4)	$—	$36.2	$(48.0)	$(5.5)	$5.2	$78.1

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$629.2	$59.5	$—	$—	$—	$(56.9)	$—	$631.8
Embedded derivatives in Front Street’s assumed FIA business	142.3	(11.1)	—	—	—	—	—	131.2
Total liabilities at fair value	$771.5	$48.4	$—	$—	$—	$(56.9)	$—	$763.0
(a) During Fiscal 2016, the net transfer to Level 3 was exclusively from Level 2. The transfers into Level 3 were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value.

	Fiscal 2015
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.5	$8.5	$—	$—	$—	$(50.0)	$—	$—
Corporate fixed maturity securities	16.3	(2.2)	—	—	—	—	—	14.1
Other invested assets	—	(16.3)	—	—	—	—	19.1	2.8
Funds withheld receivables	58.9	(0.5)	—	30.4	(14.1)	—	—	74.7
Total assets at fair value	$116.7	$(10.5)	$—	$30.4	$(14.1)	$(50.0)	$19.1	$91.6

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$151.3	$24.3	$—	$444.2	$—	$9.4	$—	$629.2
Embedded derivatives in Front Street’s assumed FIA business	150.8	(8.5)	—	—	—	—	—	142.3
Total liabilities at fair value	$302.1	$15.8	$—	$444.2	$—	$9.4	$—	$771.5
(a) During Fiscal 2015, the net transfer to Level 3 was related to a loan receivable previously classified as a related party loan.

	Fiscal 2014
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Contingent purchase price reduction receivable	$41.0	$0.5	$—	$—	$—	$—	$—	$41.5
Corporate fixed maturity securities	—	—	—	16.3	—	—	—	16.3
Equity securities - trading	10.7	1.3	—	1.5	—	(13.5)	—	—
Funds withheld receivables	34.6	1.5	—	23.5	(0.7)	—	—	58.9
Total assets at fair value	$86.3	$3.3	$—	$41.3	$(0.7)	$(13.5)	$—	$116.7

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$—	$7.0	$—	$150.6	$—	$(6.3)	$—	$151.3
Embedded derivatives in Front Street's assumed FIA business	140.5	10.3	—	—	—	—	—	150.8
Equity conversion feature of preferred stock	330.8	12.7	—	—	—	(343.5)	—	—
Total liabilities at fair value	$471.3	$30.0	$—	$150.6	$—	$(349.8)	$—	$302.1
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for Fiscal 2016, 2015 and 2014.
Non-Recurring Fair Value Measurements
Goodwill, intangible assets and other long-lived assets are tested annually or if an event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3).
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instrument assets and liabilities which are not measured at fair value in the accompanying Consolidated Balance Sheets are summarized as follows:

	September 30, 2016
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Asset-based loans, included in other assets	$—	$—	$35.0	$35.0	$35.0
Policy loans, included in funds withheld receivables	—	—	8.5	8.5	8.5
Total financial assets	$—	$—	$43.5	$43.5	$43.5
Liabilities (a)
Investment contracts, included in contractholder funds and other insurance reserves	$—	$—	$922.9	$922.9	$988.3
Total debt (b)	—	5,700.1	29.1	5,729.2	5,430.9
Total financial liabilities	$—	$5,700.1	$952.0	$6,652.1	$6,419.2

	September 30, 2015
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Asset-based loans, included in other assets	$—	$—	$226.7	$226.7	$226.7
Policy loans, included in funds withheld receivables	—	—	9.0	9.0	9.0
Other invested assets, included in other assets	—	—	2.5	2.5	2.5
Total financial assets	$—	$—	$238.2	$238.2	$238.2
Liabilities (a)
Investment contracts, included in contractholder funds and other insurance reserves	$—	$—	$960.3	$960.3	$1,084.5
Total debt (b)	—	6,071.0	99.1	6,170.1	5,984.6
Total financial liabilities	$—	$6,071.0	$1,059.4	$7,130.4	$7,069.1
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
Valuation Methodology
Investment Contracts and Other Insurance Reserves
Investment contracts assumed from FGL by Front Street include deferred annuities, FIAs and immediate annuities. The fair value of deferred annuity and FIAs is based on their cash surrender value (which is the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, for discussion of the calculation of the fair value of the insurance reserves.
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

(8) Funds Withheld Receivables
The Company’s consolidated funds withheld receivables are summarized as follows:

	September 30, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Funds withheld receivables with FGL
Corporates	$638.5	$18.2	$(29.5)	$627.2	$627.2
Asset/Mortgage-backed securities	238.8	0.6	(7.9)	231.5	231.5
Municipals	12.1	0.7	—	12.8	12.8
Government bonds	1.1	—	—	1.1	1.1
Preferred stock	8.8	0.3	(0.9)	8.2	8.2
Total funds withheld receivables with FGL	899.3	19.8	(38.3)	880.8	880.8
Funds withheld receivables with third parties
Corporates	390.0	18.8	(2.7)	406.1	406.1
Asset/Mortgage-backed securities	118.7	1.9	(1.7)	118.9	118.9
Municipals	49.5	4.1	—	53.6	53.6
Government bonds	67.7	1.3	(0.2)	68.8	68.8
Agency bonds	6.6	0.3	—	6.9	6.9
Total funds withheld receivables with third parties	632.5	26.4	(4.6)	654.3	654.3
Total fixed maturity and equity securities included in funds withheld receivables	1,531.8	46.2	(42.9)	1,535.1	1,535.1

Call option receivable from FGL included in funds withheld receivables	9.8	1.5	—	11.3	11.3
Accrued interest	17.8	—	—	17.8	17.8
Net receivables	77.7	—	—	77.7	77.7
Policy loans and other	8.5	—	—	8.5	8.5
Total funds withheld receivables	$1,645.6	$47.7	$(42.9)	$1,650.4	$1,650.4

	September 30, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Funds withheld receivables with FGL
Corporates	$740.4	$4.5	$(67.9)	$677.0	$677.0
Asset/Mortgage-backed securities	274.6	1.3	(6.6)	269.3	269.3
Municipals	28.5	0.1	(0.6)	28.0	28.0
Preferred stock	38.9	1.4	(1.0)	39.3	39.3
Total funds withheld receivables with FGL	1,082.4	7.3	(76.1)	1,013.6	1,013.6
Funds withheld receivables with third parties
Corporates	420.8	3.7	(18.5)	406.0	406.0
Asset/Mortgage-backed securities	125.4	1.3	(1.0)	125.7	125.7
Municipals	72.9	0.8	(0.7)	73.0	73.0
Government bonds	8.3	0.1	—	8.4	8.4
Agency bonds	11.5	—	(0.1)	11.4	11.4
Total funds withheld receivables with third parties	638.9	5.9	(20.3)	624.5	624.5
Total fixed maturity and equity securities included in funds withheld receivables	1,721.3	13.2	(96.4)	1,638.1	1,638.1

Call option receivable from FGL included in funds withheld receivables	12.3	—	(6.9)	5.4	5.4
Accrued interest	20.5	—	—	20.5	20.5
Net receivables	41.1	—	—	41.1	41.1
Policy loans and other	5.0	—	—	5.0	5.0
Total funds withheld receivables	$1,800.2	$13.2	$(103.3)	$1,710.1	$1,710.1

Maturities of Funds Withheld Receivables
The amortized cost and fair value of fixed maturity and equity securities included in funds withheld receivables by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	September 30, 2016
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Preferred stock:
Due in one year or less	$12.8	$11.9
Due after one year through five years	231.4	228.2
Due after five years through ten years	420.8	429.3
Due after ten years	487.1	493.3
Subtotal	1,152.1	1,162.7
Other securities which provide for periodic payments:
Asset/Mortgage-backed securities	357.5	350.4
Structured hybrids	22.2	22.0
Total fixed maturity and equity securities included in funds withheld receivables	$1,531.8	$1,535.1
Securities in Funds Withheld Receivables with FGL in an Unrealized Loss Position
See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, for an explanation of the Company’s process for evaluating securities in the funds withheld receivables with FGL with unrealized losses for potential OTTI. The Company has concluded that the fair value of the securities presented in the table below were not OTTI as of September 30, 2016.
The fair value and gross unrealized losses of securities in the funds withheld receivables with FGL, aggregated by investment category, were as follows:

	September 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Funds withheld receivables with FGL
Corporates	$137.8	$(12.6)	$91.7	$(16.9)	$229.5	$(29.5)
Asset/Mortgage-backed securities	73.3	(2.2)	99.0	(5.7)	172.3	(7.9)
Municipals	1.0	—	—	—	1.0	—
Government bonds	0.2	—	—	—	0.2	—
Preferred stock	3.7	(0.9)	—	—	3.7	(0.9)
Total funds withheld receivables with FGL	$216.0	$(15.7)	$190.7	$(22.6)	$406.7	$(38.3)
Total number of securities in an unrealized loss position		146		76		222

	September 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Funds withheld receivables with FGL
Corporates	$417.4	$(46.9)	$113.8	$(21.0)	$531.2	$(67.9)
Asset/Mortgage-backed securities	120.8	(3.8)	88.7	(2.8)	209.5	(6.6)
Municipals	5.9	(0.4)	13.4	(0.3)	19.3	(0.7)
Preferred stock	5.6	(0.9)	—	—	5.6	(0.9)
Total funds withheld receivables with FGL	$549.7	$(52.0)	$215.9	$(24.1)	$765.6	$(76.1)
Total number of securities in an unrealized loss position		423		67		490

At September 30, 2016 and 2015, securities in the funds withheld receivables with FGL in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments.
At September 30, 2016 and 2015, securities with a fair value of $39.6 and $84.4, respectively, had an unrealized loss greater than 20% of amortized cost, which represented less than 5% of the carrying value of all funds withheld receivables.
For Fiscal 2016, 2015 and 2014, the Company recognized other-than-temporary credit impairment losses in operations totaling $7.4, $2.3 and $3.0, respectively, related to funds withheld receivables with an amortized cost of $15.5, $4.8 and $13.1 and a fair value of $8.1, $2.5 and $10.1 at September 30, 2016, 2015 and 2014, respectively.
Details underlying write-downs taken as a result of OTTI that were recognized in “Net (loss) income” and included in “Net investment gains (losses)” were as follows:

	Fiscal
	2016	2015	2014
OTTI recognized in net (loss) income:
Corporates	$7.4	$2.2	$3.0
Asset/Mortgage-backed securities	—	0.1	—
Total	$7.4	$2.3	$3.0
Net Investment Income
The major sources of “Net investment income” in the accompanying Consolidated Statements of Operations were as follows:

	Fiscal
	2016	2015	2014
Fixed maturity securities included in funds withheld receivables with FGL	$56.0	$58.6	$55.7
Equity securities included in funds withheld receivables with FGL	2.1	2.6	4.1
Asset-based loans	3.5	16.1	28.4
Other investments	5.4	7.0	1.9
Net investment income	$67.0	$84.3	$90.1
Net investment gains (losses)
“Net investment gains (losses)” reported in the accompanying Consolidated Statements of Operations were as follows:

	Fiscal
	2016	2015	2014
Net realized (losses) gains on fixed maturity securities included in funds withheld receivables with FGL	$(4.8)	$3.4	$(2.5)
Realized gains (losses) on equity securities included in funds withheld receivables with FGL	3.0	(4.9)	14.6
Realized gains (losses) on certain derivative instruments	3.8	(7.6)	25.7
Change in fair value of embedded derivatives in funds withheld receivables with FGL (a)	49.4	(91.1)	41.6
Realized gains (losses) on funds withheld receivables with third parties and other	49.7	(13.8)	9.9
Net investment gains (losses)	$101.1	$(114.0)	$89.3
(a) The modified coinsurance arrangement between FGL Insurance and Front Street created an obligation for the parties to settle a payable or receivable at a later date, which resulted in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is expected to continue to exist after the disposal of FGL and is therefore not eliminated to appropriately reflect the continuing operations and balances held for sale. It is embedded in the funds withheld receivables with a corresponding asset in business held for sale on the Consolidated Balance Sheets and the related gains or losses are reported in net investment gains with corresponding income (loss) from discontinued operations on the Consolidated Statements of Operations.
Concentration of Securities Included in Funds Withheld Receivables
As of September 30, 2016 and 2015, Front Street’s most significant exposure related to the securities underlying the funds withheld receivables was to the financial sector and the energy, mining and metals industries.
As of September 30, 2016 and 2015, the carrying value of the fixed maturity securities in the financial sector was $232.8, or 14.1%, and $269.7, or 15.8%, respectively, of Front Street’s funds withheld receivables. At September 30, 2016 and 2015, the holdings in this sector included investments in 81 and 107 different issuers, respectively, with the top ten investments accounting for 48.0% and 41.0%, respectively, of the total holdings in this sector.

As of September 30, 2016 and 2015, the carrying value of the fixed maturity securities in the energy, mining and metals industries was $188.6, or 11.4%, and $236.6, or 13.8%, respectively, of Front Street’s funds withheld receivables. At September 30, 2016 and 2015, the holdings in these industries included investments in 74 and 98 different issuers, respectively, with the top ten investments accounting for 43.4% and 39.7%, respectively, of the total holdings in these industries.
There were no holdings in a single issuer included in the funds withheld receivables that exceeded 10% of the Company’s stockholders’ equity as of September 30, 2016 and 2015.
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
The Company’s exposure to such financial and capital markets risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of Front Street’s fund withheld receivables and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of the Front Street’s reinsured products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring Front Street to liquidate assets in an unrealized loss position. This risk is mitigated to some extent by surrender charge protection provided by the products reinsured by Front Street.
Insurance Counterparty Risk
Through Front Street, the Company is exposed to insurance counterparty risk, which is the potential for Front Street to incur losses due to a client, retrocessionaire, or partner becoming distressed or insolvent. This includes run-on-the-bank risk and collection risk. The run-on-the-bank risk is that a client’s in force block incurs substantial surrenders and/or lapses due to credit impairment, reputation damage or other market changes affecting the counterparty. Substantially higher than expected surrenders and/or lapses could result in inadequate in force business to recover cash paid out for acquisition costs. The collection risk for clients and retrocessionaires includes their inability to satisfy a reinsurance agreement because the right of offset is disallowed by the receivership court; the reinsurance contract is rejected by the receiver, resulting in a premature termination of the contract; and/or the security supporting the transaction becomes unavailable to Front Street. Front Street has never experienced a material default in connection with retrocession arrangements, nor has it experienced any material difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.

(9) Receivables, net
“Receivables, net” in the accompanying Consolidated Balance Sheets consist of the following:

	September 30,
	2016	2015
Trade accounts receivable	$529.4	$542.8
Less: Allowance for doubtful trade accounts receivable	46.8	44.0
Total trade accounts receivable, net	482.6	498.8
Other receivables	73.7	115.1
Total receivables, net	$556.3	$613.9
The allowance for uncollectible receivables as of September 30, 2016 and 2015 was $46.8 and $44.0, respectively. The following is an analysis of the allowance for doubtful trade accounts receivable:

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Adjustments	Balance at End of Period
Fiscal 2016	$44.0	$15.6	$(12.0)	$(0.8)	$46.8
Fiscal 2015	48.6	6.0	(6.3)	(4.3)	44.0
Fiscal 2014	37.4	7.4	(2.4)	6.2	48.6
Spectrum Brands has entered into various factoring agreements and early pay programs with its customers to sell its trade receivables under non-recourse agreements in exchange for cash proceeds. A loss on sales is recognized for any discount and factoring fees associated with the transfer. Spectrum Brands utilizes factoring arrangements as an integral part of their financing for working capital. These transactions are treated as a sale and are accounted for as a reduction in trade receivables because the agreements transfer effective control over and risk related to the receivables to buyers. In some instances, Spectrum Brands may continue to service the transferred receivable after the factoring has occurred, but in most cases Spectrum Brands does not service any factored accounts, and any servicing of the trade receivable does not constitute significant continuing involvement or preclude the recognition of a sale. Spectrum Brands does not carry any material servicing assets or liabilities. Cash proceeds from these arrangements are reflected as operating activities. The aggregate gross amount factored under these facilities was $2,055.0, $1,938.0 and $1,575.0 for Fiscal 2016, 2015 and 2014, respectively. The cost of factoring such trade receivables was $10.1, $6.5 and $9.7 for Fiscal 2016, 2015 and 2014 and reported in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations.
The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 15.2%, 14.7% and 15.7% of the Company’s “Net consumer and other product sales” during Fiscal 2016, 2015 and 2014, respectively. This customer represents approximately 13.1% of the Company’s “Receivables, net” in the accompanying Consolidated Balance Sheets at September 30, 2016 and 2015.
Approximately 36.1%, 37.7% and 40.2% of the Company’s “Net consumer and other product sales” in the accompanying Consolidated Statements of Operations during Fiscal 2016, 2015 and 2014, respectively, occurred outside of the U.S. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.
(10) Inventories, net
“Inventories, net” in the accompanying Consolidated Balance Sheets consist of the following:

	September 30,
	2016	2015
Raw materials	$127.5	$132.4
Work-in-process	43.6	37.9
Finished goods	569.5	610.5
Total inventories, net	$740.6	$780.8

(11) Property, Plant and Equipment, net
Property, plant and equipment, net in the accompanying Consolidated Balance Sheets consist of the following:

	September 30,
	2016	2015
Land, buildings and improvements	$196.9	$192.2
Machinery, equipment and other	553.1	495.1
Capitalized leases	130.0	97.3
Construction in progress	57.7	51.8
Properties, plant and equipment at cost	937.7	836.4
Less: Accumulated depreciation	394.3	326.9
Total properties, plant and equipment, net	$543.4	$509.5

(12) Goodwill and Intangibles, net
A summary of the changes in the carrying amounts of goodwill and intangible assets are as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	Total
Balance at September 30, 2014	$1,524.8	$1,215.9	$917.2	$2,133.1
Acquisitions (Note 3)	1,054.7	341.5	184.9	526.4
Impairments (Note 2)	(28.3)	(31.9)	—	(31.9)
Deconsolidation in connection to bankruptcy of a subsidiary	(16.2)	(9.9)	—	(9.9)
Periodic amortization	—	—	(87.8)	(87.8)
Effect of translation	(47.6)	(25.3)	(24.3)	(49.6)
Balance at September 30, 2015	2,487.4	1,490.3	990.0	2,480.3
Adjustments	3.3	1.0	3.2	4.2
Impairments (Note 2)	(10.7)	(4.7)	—	(4.7)
Periodic amortization	—	—	(93.9)	(93.9)
Effect of translation	(1.6)	(13.1)	(0.3)	(13.4)
Balance at September 30, 2016	$2,478.4	$1,473.5	$899.0	$2,372.5
During Fiscal 2016 and 2015, the Company recorded additions to goodwill and intangible assets related to the acquisitions of AAG, Salix, European IAMS and Eukanuba, Tell, Liquid Fence, FOH and CorAmerica. See Note 3, Acquisitions, for further detail.
During Fiscal 2015, FOHG Holdings, LLC, FOH and their subsidiaries (together, “FOHG”) filed for bankruptcy. Prior to the bankruptcy, three of the Company’s consolidated subsidiaries were lenders to FOHG. Following the completion of the bankruptcy of FOHG, such entities ceased to be subsidiaries of HRG and the Company deconsolidated FOHG from the Consolidated Financial Statements. The Company recorded a $38.5 gain on the deconsolidation, reported in “Gain on deconsolidation of subsidiary” on the accompanying Consolidated Statements of Operations and $16.2 of impairments related to certain loans between FOHG and subsidiaries of the Company. On June 3, 2015, following receipt of court approval, FOHG sold its brand and inventory to a third party licensing company, with the majority of the proceeds used to repay a portion of the loans made by subsidiaries of the Company. The deconsolidation of FOHG also resulted in a decrease of goodwill and intangibles associated with FOHG of $16.2 and $9.9, respectively.
See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, for further detail.
Definite Lived Intangible Assets
Amortizable intangible assets as of September 30, 2016 and 2015 consist of the following:

	September 30, 2016			September 30, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$984.8	$(302.9)	$681.9	$985.2	$(247.4)	$737.8
Technology assets	237.2	(96.7)	140.5	238.6	(78.1)	160.5
Trade names	165.7	(89.1)	76.6	165.4	(73.7)	91.7
	$1,387.7	$(488.7)	$899.0	$1,389.2	$(399.2)	$990.0
Amortization expense for the years ended September 30, 2016, 2015 and 2014 was $93.9, $87.8 and $81.7, respectively. Excluding the impact of any future acquisitions or change in foreign currency, the Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows:

Fiscal Year	Estimated Amortization Expense
2017	$91.9
2018	85.7
2019	85.4
2020	85.2
2021	81.9

(13) Other Assets
“Other assets” in the accompanying Consolidated Balance Sheets consist of the following:

	September 30,
	2016	2015
Prepaid expenses and other assets	$137.6	$133.1
Asset-based loans	35.0	226.7
Other investments	—	52.2
Total other assets	$172.6	$412.0
Asset-based Loans
As of September 30, 2016 and 2015, the Company’s portfolio of asset-based loans receivable originated by Salus and its co-lender Front Street consisted of the following:

	September 30,
	2016	2015
Asset-based loans, net of deferred fees, by major industry:
Apparel	$18.8	$66.0
Manufacturing	10.9	32.7
Jewelry	7.2	36.9
Electronics	3.1	45.9
Other	6.0	93.1
Total asset-based loans	46.0	274.6
Less: Allowance for credit losses	11.0	47.9
Total asset-based loans, net	$35.0	$226.7
The Company establishes its allowance for credit losses through a provision for credit losses based on Salus’ evaluation of the credit quality of its loan portfolio. The following table presents the activity in its allowance for credit losses for Fiscal 2016, 2015 and 2014:

	Fiscal
	2016	2015	2014
Allowance for credit losses:
Balance at beginning of year	$47.9	$5.5	$4.0
Provision for credit losses	12.8	93.5	1.5
Charge-offs	(52.6)	(51.1)	—
Recoveries	2.9	—	—
Balance at end of year	$11.0	$47.9	$5.5
Credit Quality Indicators
Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of September 30, 2016 and 2015, loans with a net carrying value of $30.1 and $79.8, respectively, were considered delinquent by Salus and placed on non-accrual status. It is Salus’ policy to discontinue accruing interest on its loans when there is a reasonable doubt as to collectability in the normal course of business. Nonaccrual loans are considered impaired for reporting purposes and are individually evaluated for impairment.
Salus has assessed the adequacy of its allowance for credit losses and believes the level of allowance for credit losses to be adequate to mitigate inherent losses in the portfolio. During Fiscal 2014, there were no outstanding loans that had been individually considered impaired.
During Fiscal 2015, the bankruptcy court overseeing the Chapter 11 proceedings of RadioShack approved the sale of 1,743 of the company’s stores to General Wireless Inc., an affiliate of Standard General LP. Salus was the lender under RadioShack’s $250.0 term loan placed in December 2013 with a net exposure to Salus and Front Street of $93.0 and $7.0, respectively, after giving effect to a $50.0 participation by FGL and a non-qualifying participation of $100.0 held by a third party. During Fiscal 2015, the $100.0 held by a third party was repaid in full because this third party had the right of first payment in the case of a bankruptcy under an intercreditor agreement with Salus. During Fiscal 2015, the Company recognized charge-offs of $51.1, excluding any charge-offs related to FGL’s participations which are included in “(Loss) income from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations, and an additional net increase in the provision of credit losses of $19.2 related to the loan with RadioShack.

During Fiscal 2016, Salus and Front Street received a partial repayment on the loan to RadioShack of $45.4, excluding $22.7 repayment on FGL’s participation on the loan. At September 30, 2016, the Company expects an additional $3.0 of future recoveries of the loan to RadioShack, excluding $1.5 related to FGL’s participation on the loan that is included in “Assets of business held for sale” in the accompanying Consolidated Balance Sheets. As a result of the higher than expected recovery rates during Fiscal 2016, the Company reversed $18.0 of previously recorded allowance for credit losses, excluding $9.0 of realized gains by FGL recorded in “(Loss) income from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations. During Fiscal 2016, Salus recorded provision of credit losses of $30.8 related to delinquent loans unrelated to RadioShack where the underlying collateral was underperforming.

	Internal Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2016	$—	$1.1	$14.8	$30.1	$46.0
September 30, 2015	$69.0	$32.4	$74.0	$99.2	$274.6
Concentrations of Credit Risk and Major Customers
The loans in the asset-based portfolio are collateralized with accounts receivable, inventory or other assets such as real estate or intellectual property. Salus is exposed to credit risk to the extent that the carrying value of the loans exceeds the realizable value of such underlying collateral. Inventory, accounts receivable and other assets represented 52.0%, 12.0% and 36.0%, respectively, of eligible collateral underlying the asset-based loans portfolio at September 30, 2016. The largest concentration to one single borrower represented 29.6% of the outstanding asset-based loans.
Concentrations of Asset-based Loans
As of September 30, 2016 and 2015, the Company’s most significant investment in one industry was the Company’s asset-based loan in the apparel industry with a carrying value of $18.8 and $66.0, respectively, or 40.9% and 24.0%, respectively of the Company’s asset-based loans. No investment in a single issuer exceeded 10% of the Company’s stockholders’ equity as of September 30, 2016 and 2015.
Other investments
The Company’s consolidated other investments included in “Other assets” at September 30, 2015, can be summarized as follows:

	September 30, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Corporate fixed-maturity securities, available-for-sale	$14.1	$—	$—	$14.1	$14.1
Equity securities - held for trading	18.7	14.1	—	32.8	32.8
Other invested assets	5.3	—	—	5.3	5.3
Total other investments	$38.1	$14.1	$—	$52.2	$52.2

(14) Accounts Payable and Other Current Liabilities
“Accounts payable and other current liabilities” in the accompanying Consolidated Balance Sheets consist of the following:

	September 30,
	2016	2015
Accounts payable	$583.5	$623.9
Accrued expenses and other	172.9	196.7
Wages and benefits	146.5	123.9
Accrued interest	68.3	93.4
Income taxes payable	16.0	16.0
Restructuring and related charges	2.6	8.1
Total accounts payable and other current liabilities	$989.8	$1,062.0

(15) Debt
The Company’s consolidated debt consists of the following:

	September 30, 2016		September 30, 2015
	Amount	Rate	Amount	Rate	Interest Rate
HRG
7.875% Senior Secured Notes, due July 15, 2019	$864.4	7.9%	$864.4	7.9%	Fixed rate
7.75% Senior Unsecured Notes, due January 15, 2022	890.0	7.8%	890.0	7.8%	Fixed rate
Spectrum Brands
Term Loan, due June 23, 2022	1,005.5	3.6%	1,226.9	3.9%	Variable rate, see below
CAD Term Loan, due June 23, 2022	54.9	4.6%	55.7	4.4%	Variable rate, see below
Euro Term Loan, due June 23, 2022	63.0	3.5%	255.8	3.5%	Variable rate, see below
6.375% Notes, due November 15, 2020	129.7	6.4%	520.0	6.4%	Fixed rate
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	Fixed rate
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	Fixed rate
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	Fixed rate
4.00% Notes, due October 1, 2026	477.0	4.0%	—	—%	Fixed rate
Revolver Facility, expiring June 23, 2020	—	—%	—	—%	Variable rate, see below
Other notes and obligations	16.8	9.8%	11.2	10.2%	Variable rate
Obligations under capitalized leases	114.7	5.5%	88.2	5.7%	Various
HGI Energy
9.0% HGI Energy Note to FGL*, due February 14, 2021	—	—%	50.0	9.0%	Fixed rate
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	39.7	—%	40.4	—%	Variable rate, see below
Long-term debt of consolidated variable-interest entity with FGL*	63.0	—%	274.0	3.9%	Variable rate, see below
Unaffiliated secured borrowings under non-qualifying loan participations	2.0	—%	8.8	10.5%	Fixed rate
Secured borrowings under non-qualifying loan participations with FGL*	—	—%	4.2	4.5%	Variable rate, see below
Promissory note to FGL*	—	—%	2.5	5.3%	Fixed rate
Total	5,540.7		6,112.1
Original issuance discounts on debt, net of premiums	(22.8)		(25.7)
Unamortized debt issue costs	(87.0)		(101.8)
Total debt	5,430.9		5,984.6
Less current maturities and short-term debt	166.0		45.1
Non-current portion of debt	$5,264.9		$5,939.5
* The debt balances included in the accompanying Condensed Consolidated Balance Sheets and in the table above reflect transactions between the business held for sale and businesses held for use that are expected to continue to exist after the close of the FGL Merger. Such transactions are not eliminated in the Condensed Consolidated Financial Statements in order to appropriately reflect the continuing operations and balances held for sale.
Aggregate scheduled maturities of debt and capital lease obligations as of September 30, 2016 are as follows:

Fiscal Year	Capital lease obligations	HRG debt - Parent Only	Consolidated
2017	$10.0	$—	$166.0
2018	9.5	—	24.8
2019	8.8	864.4	884.6
2020	8.5	—	19.9
2021	10.0	—	124.0
Thereafter	67.9	890.0	4,321.4
Long-term debt	$114.7	$1,754.4	$5,540.7
HRG
7.875% Notes
As of September 30, 2016 and 2015, the Company had an outstanding balance of $864.4 of 7.875% senior secured notes due 2019 (the “7.875% Notes”). Interest on the 7.875% Notes is payable semiannually, in January and July.

Until January 15, 2018, the Company may redeem some or all of the 7.875% Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time on or after January 15, 2018, the Company may redeem some or all of the 7.875% Notes at 100% of the principal amount plus accrued and unpaid interest.
The indenture governing the 7.875% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, the Company’s ability, and, in certain cases, the ability of the Company’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of the Company’s assets to, another person. The Company is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including the Company’s equity interests in Spectrum Brands and its other subsidiaries such as HGI Funding, LLC. At September 30, 2016, the Company was in compliance with all covenants under the indenture governing the 7.875% Notes.
7.75% Notes
As of September 30, 2016 and 2015, the Company had an outstanding balance of $890.0 of 7.75% senior notes due 2022 (the “7.75% Notes”). Interest on the 7.75% Notes is payable semiannually, in January and July.
The Company has the option to redeem the 7.75% Notes prior to January 15, 2017 at a redemption price equal to 100.0% of the principal amount plus a make-whole premium and accrued and unpaid interest, if any, to the date of redemption. At any time on or after January 15, 2017, the Company may redeem some or all of the 7.75% Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to January 15, 2017, the Company may redeem up to 35% of the original aggregate principal amount of the 7.75% Notes with net cash proceeds received by the Company from certain equity offerings at a price equal to 107.75% of the principal amount of the 7.75% Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption, provided that redemption occurs within 90 days of the closing date of such equity offering, and at least 65% of the aggregate principal amount of the 7.75% Notes remains outstanding immediately thereafter.
Spectrum Brands
Term Loans and Revolver Facility
On June 23, 2015, Spectrum Brands, Inc., a subsidiary of Spectrum Brands (“SBI”) entered into term loan facilities pursuant to a Senior Credit Agreement consisting of a $1,450.0 U.S. dollar denominated term loan facility due June 23, 2022 (the “USD Term Loan”), a $75.0 CAD term loan due June 23, 2022 (“CAD Term Loan”) and a €300.0 Euro denominated term loan facility due June 23, 2022 (“Euro Term Loan” and together with “USD Term Loan” and “CAD Term Loan”, the “Term Loans”) and entered into a $500.0 Revolver Facility due June 23, 2020 (the “Revolver Facility”). The proceeds from the Term Loans and draws on the Revolver were used to repay SBI’s then-existing senior term credit facility, repay SBI’s outstanding 6.75% senior unsecured notes due 2020 (the “6.75% Notes”), repay and replace SBI’s then-existing asset based revolving loan facility, and to pay fees and expenses in connection with the refinancing and for general corporate purposes.
The Term Loans and Revolver are subject to variable interest rates, (i) the USD Term Loan is subject to either adjusted International Exchange London Interbank Offered Rate (“LIBOR”), subject to a 0.75% floor, plus 2.75% to 3.0% per annum, or base rate plus 1.75% to 2.0% per annum, (ii) the CAD Term Loan is subject to either Canadian Dollar Offered Rate, subject to a 0.75% floor plus 3.5% per annum, or base rate plus 2.5% per annum, (iii) the Euro Term Loan is subject to either Euro Interbank Offered Rate, subject to a 0.75% floor, plus 2.75% per annum, with no base rate option available and (iv) the Revolver is subject to either adjusted LIBOR plus 2.75% to 3.0% per annum, or base rate plus 1.75% to 2.0% per annum. On October 6, 2016, subsequent to Fiscal 2016, SBI amended the Term Loans reducing the interest rate. The USD Term Loans are subject to either adjusted LIBOR subject to 0.75% floor, plus 2.5% per annum, or base rate plus 1.5% per annum effective the date of the amendment.
Subject to certain mandatory prepayment events, the Term Loans are subject to repayment according to scheduled amortizations, with the final payments of all amounts outstanding, plus accrued and unpaid interest, due at maturity. The Senior Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on SBI and its restricted subsidiaries’ ability to incur indebtedness, create liens, make investments, pay dividends or make certain other distributions, and merge or consolidate or sell assets, in each case subject to certain exceptions set forth in the Senior Credit Agreement. Additionally, the Senior Credit Agreement, solely with respect to the Revolver Facility, contains a financial covenant on the maximum net total leverage ratio that is tested on the last day of each fiscal quarter. SBI was in compliance with all covenants as of September 30, 2016.
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
In connection with the Revolver Facility, SBI incurred $5.7 of fees that were capitalized as debt issuance costs and are being amortized over the remaining life of the Revolver. SBI recorded accelerated amortization of portions of the unamortized debt issuance costs related to the refinancing of the previous revolver facility totaling $1.1 as an increase to interest expense during Fiscal 2016. As of September 30, 2016, SBI had aggregate borrowing availability of $466.2, net of outstanding letters of credit of $24.6 and a $9.2 allocated to a foreign subsidiary of Spectrum Brands.
6.375% Notes and 6.625% Notes
On December 17, 2012, in connection with the acquisition of Hardware & Home Improvement (“HHI”) Business, Spectrum Brands assumed $520.0 aggregate principal amount of 6.375% Notes at par value, due November 15, 2020, and $570.0 aggregate principal amount of 6.625% Notes at par value, due November 15, 2022 (the “6.625% Notes”). The 6.375% Notes and 6.625% Notes are unsecured and guaranteed by SB/RH Holdings, as well as by existing and future domestic restricted subsidiaries.
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
Spectrum Brands recorded $12.9 and $14.1 of fees in connection with the offering of the 6.375% Notes and the 6.625% Notes, respectively and which were capitalized as debt issuance costs and amortized over the remaining lives of the 6.375% Notes and 6.625% Notes, respectively. In connection with the issuance of the 4.00% Notes previously discussed, Spectrum Brands repurchased $390.3 aggregate principal amount of the 6.375% Notes in a cash tender offer. In connection with the tender, Spectrum Brands recognized $6.5 of fees and expenses and a $15.6 tender premium as interest expense; and wrote off $5.8 of previously capitalized debt issuance costs as a non-cash charge to interest expense during Fiscal 2016. Pursuant to the 2020/22 Indenture, the remaining outstanding aggregate principal of $129.7 was subsequently redeemed on October 20, 2016 with a make whole premium of $4.6 charged to interest expense subsequent to the Fiscal 2016.
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
Spectrum Brands recorded $4.6 of fees in connection with the offering of the 6.125% Notes, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 6.125% Notes.
5.75% Notes
On May 20, 2015, in connection with the acquisition of the AAG Business, SBI issued $1,000.0 aggregate principal amount of 5.75% senior notes due July 15, 2025 (the “5.75% Notes”) at par value. The 5.75% Notes are guaranteed by SB/RH Holdings, as well as by SBI’s existing and future domestic subsidiaries.
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
During Fiscal 2015, Spectrum Brands recorded $19.7 of fees in connection with the offering of the 5.75% Notes, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 5.75% Notes.
4.00% Notes
On September 20, 2016, SBI issued €425.0 aggregate principal amount of 4.00% Notes. The 4.00% Notes are guaranteed by SB/RH Holdings as well as by SBI’s existing and future domestic subsidiaries.
SBI may redeem all or a part of the 4.00% Notes, at any time on or after October 1, 2021 at specified redemption prices. In addition, prior to October 1, 2021, SBI may redeem the notes at a redemption price equal to 100% of the principal amounts plus a “make-whole” premium. SBI is also entitled to redeem up to 35% of the aggregate principal amount of the notes before October 1, 2019 with an amount of cash equal to the net proceeds that SBI raises in equity offerings at specified redemption prices. Further, the indenture governing the 4.00% Notes (the “2026 Indenture”) requires SBI to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of SBI, as defined in the 2026 Indenture.
The 2026 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.
In addition, the 2026 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2026 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 4.00% Notes. If any other event of default under the 2026 Indenture occurs and is continuing, the trustee for the 2026 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 4.00% Notes, may declare the acceleration of the amounts due under those notes.
Spectrum Brands recorded $7.7 of fees in connection with the offering of the 4.00% Notes during Fiscal 2016, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 4.00% Notes.

HGI Energy
In February 2013, in connection with the Company’s acquisition of an interest in Compass, HGI Energy entered into note purchase agreements, one of which was with FGL for $50.0 notional aggregate principal amount due February 14, 2021 (the “HGI Energy Note to FGL”). The HGI Energy Note to FGL earned interest at 9.0% per annum, payable semi-annually in arrears on January 1 and July 1. Following the Compass Sale, the HGI Energy Note to FGL was canceled and replaced with $46.0 notional aggregate amount of new notes of HGI Energy which were then transferred from FGL to a reinsurance funds withheld account, for which Front Street bears the economic risk. HGI Energy recorded $4.0 (approximately $0.02 per share) gain on the restructuring of the HGI Energy Note to FGL which was included in “Other income (expense), net” in the accompanying Consolidated Statements of Operations. The corresponding loss of $4.0 recorded by FGL was included in “(Loss) income from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations. The transfer of the new notes to the reinsurance funds withheld account resulted in the elimination upon the consolidation of the funds withheld receivables and debt balances as Front Street is a business held for use.
Salus
Salus acted as co-lender under some of the asset-based loans that it originated, and such loans were structured to meet the definition of a “participating interest” as defined under ASC 860-10, Transfers and Servicing. Salus is no longer originating new loans. For loans originated with co-lenders that have terms that result in such a co-lender not having a qualifying “participating interest,” Salus recognizes the whole, undivided loan. Salus also reflects a secured borrowing owing to the co-lender representing their share in the undivided whole loan. As of September 30, 2016 and 2015, Salus had $2.0 and $8.8 respectively, of such secured borrowings to unaffiliated co-lenders outstanding related to non-qualifying “participating interests.” As of September 30, 2016, Salus had no secured borrowings under non-qualifying loan participation with FGL and as of September 30, 2015, the balance was $4.2.
In February 2013, September 2013 and February 2015, Salus completed a CLO securitization of up to $578.5 notional aggregate principal amount. At September 30, 2016 and 2015, the outstanding notional aggregate principal amount of $39.7 and $40.4, respectively, was taken up by unaffiliated entities and consisted entirely of subordinated debt in both periods, and $63.0 and $274.0, respectively, was taken up by FGL and also included in “Assets of business held for sale” in the accompanying Condensed Consolidated Balance Sheets. The obligations of the securitization is secured by the assets of the VIE, primarily asset-based loan receivables, and at September 30, 2016 all of the senior secured tranches has been paid in full. The reduction in senior secured and subordinated debt was financed by cash on hand and the realization of the underlying receivables or collateral. The subordinated tranches carry residual interest subject to maintenance of certain covenants. Due to losses incurred in the CLO, at September 30, 2016 and September 30, 2015, the CLO was not accruing interest on the subordinated debt.
In February 2015, Salus executed a $2.5 senior secured promissory note in favor of FGL in recognition of certain amounts due to FGL. The note was originally due on May 29, 2015 with fixed interest of 5.3% to be paid semi-annually. The note was repaid in full during Fiscal 2016.

(16) Shareholders’ Equity
Accumulated Other Comprehensive Income
The cumulative amounts of the components of accumulated other comprehensive income reflected in the accompanying Consolidated Statements of Shareholders’ Equity, as of September 30, 2016, 2015 and 2014, were as follows:

	Unrealized Investment Gains, net	Non-credit Related Other-than- temporary Impairments	Other Unrealized Gains (Losses) — Cash Flow Hedges	Actuarial Adjustments to Pension Plans	Cumulative Translation Adjustments	Total
Cumulative components at September 30, 2016:
Gross amounts (after reclassification adjustments)	$940.5	$(2.4)	$7.0	$(87.7)	$(164.2)	$693.2
Intangible assets adjustments	(258.6)	0.4	—	—	—	(258.2)
Tax effects	(237.1)	0.2	(3.8)	12.1	3.5	(225.1)
Noncontrolling interest	(86.0)	—	(1.7)	30.4	68.3	11.0
	$358.8	$(1.8)	$1.5	$(45.2)	$(92.4)	$220.9
Cumulative components at September 30, 2015:
Gross amounts (after reclassification adjustments)	$147.2	$(1.0)	$(3.0)	$(48.4)	$(155.7)	$(60.9)
Intangible assets adjustments	(0.3)	0.4	—	—	—	0.1
Tax effects	(51.4)	0.2	(0.9)	1.3	3.5	(47.3)
Noncontrolling interest	(17.4)	—	1.3	18.6	64.9	67.4
	$78.1	$(0.4)	$(2.6)	$(28.5)	$(87.3)	$(40.7)
Cumulative components at September 30, 2014:
Gross amounts (after reclassification adjustments)	$762.2	$(1.0)	$13.1	$(36.2)	$(42.8)	$695.3
Intangible assets adjustments	(220.0)	0.4	—	—	—	(219.6)
Tax effects	(190.1)	0.2	(3.9)	0.8	3.5	(189.5)
Noncontrolling interest	(68.5)	—	(3.8)	13.6	16.1	(42.6)
	$283.6	$(0.4)	$5.4	$(21.8)	$(23.2)	$243.6
Restricted Net Assets of Subsidiaries
HRG’s equity in restricted net assets of consolidated subsidiaries was approximately $2,656.4 as of September 30, 2016, representing 416.3% of HRG’s consolidated shareholders’ equity as of September 30, 2016 and consisted of net assets of FS Holdco II Ltd., Spectrum Brands and HGI Energy (inclusive of assets held for sale), less noncontrolling interest, which were restricted as to transfer to HRG in the form of cash dividends, loans or advances under regulatory or debt covenant restrictions.
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
A summary of the stock repurchase activity under a $100.0 stock repurchase program authorized by HRG's Board of Directors in Fiscal 2016, 2015 and 2014 is summarized as follows (share amounts in thousands):

	Shares repurchased	Weighted-Average Price per Share	Amount Repurchased
Cumulative balance at September 30, 2016	6,900	$12.71	$87.7
Cumulative balance at September 30, 2015	6,900	$12.71	$87.7
Cumulative balance at September 30, 2014	5,197	$12.62	$65.5
The purchase price for the shares of the Company’s stock repurchased is reflected as a reduction to shareholders’ equity. Upon repurchase, the Company retires the stock and records the excess of the cost of the treasury stock over its par value entirely to additional paid-in capital.

(17) Employee Benefit Obligations
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

The following tables provide additional information on the Company’s pension plans as of September 30, 2016 and 2015, which principally relate to Spectrum Brands:

	U.S. Plans		Non U.S. Plans
	2016	2015	2016	2015
Change in benefit obligation
Projected benefit obligation, beginning of year	$93.2	$91.0	$184.4	$196.2
Obligations assumed from acquisitions	—	—	—	0.6
Transfer of obligation	—	—	—	(1.8)
Service cost	0.6	0.8	2.6	2.6
Interest cost	3.7	3.7	5.7	6.2
Actuarial loss	6.8	3.1	36.0	10.6
Curtailments	—	—	—	(0.9)
Benefits paid	(5.6)	(5.4)	(6.1)	(11.8)
Foreign currency exchange rate changes	—	—	(12.0)	(17.3)
Projected benefit obligation, end of year	$98.7	$93.2	$210.6	$184.4
Change in plan assets
Fair value of plan assets, beginning of year	$72.6	$78.0	$116.9	$126.5
Actual return on plan assets	6.5	(1.0)	8.9	3.6
Employer contributions	4.2	1.0	6.6	7.8
Benefits paid	(5.6)	(5.4)	(6.1)	(11.8)
Foreign currency exchange rate changes	—	—	(11.3)	(9.2)
Fair value of plan assets, end of year	$77.7	$72.6	$115.0	$116.9
Accrued Benefit Cost / Funded Status	$(21.0)	$(20.6)	$(95.6)	$(67.5)
Weighted average assumptions:
Discount rate	2.8% to 3.5%	3.4% to 4.3%	1.0% to 13.5%	1.8% to 13.8%
Expected return on plan assets	7.0%	7.0% to 7.3%	1.0% to 3.7%	3.5% to 5.3%
Rate of compensation increase	N/A	N/A	2.3% to 7.0%	2.3% to 5.5%
The net underfunded status as of September 30, 2016 and 2015 of $116.6 and $88.1, respectively, is recognized in the accompanying Consolidated Balance Sheets within “Employee benefit obligations.” Included in AOCI as of September 30, 2016 and 2015 were unrecognized net losses of $45.2, net of tax expense of $12.1 and noncontrolling interest of $30.4, and $28.5, net of tax expense of $1.3 and noncontrolling interest of $18.6, respectively, which have not yet been recognized as components of net periodic pension cost. The net loss in AOCI expected to be recognized during Fiscal 2017 is $3.1.
The following table contains the components of net periodic benefit costs during Fiscal 2016, 2015 and 2014:

	U.S. Plans			Non U.S. Plans
	Fiscal			Fiscal
	2016	2015	2014	2016	2015	2014
Components of net periodic cost:
Service cost	$0.6	$0.8	$0.5	$2.6	$2.6	$3.0
Interest cost	3.7	3.7	3.8	5.7	6.2	7.4
Expected return on assets	(5.2)	(5.6)	(5.2)	(4.2)	(5.2)	(5.8)
Curtailment gain	—	—	—	0.1	0.7	(0.1)
Recognized net actuarial loss	0.7	0.2	0.1	0.8	1.3	1.4
Net periodic cost	$(0.2)	$(0.9)	$(0.8)	$5.0	$5.6	$5.9
Weighted average assumptions:
Discount rate	3.4% to 4.3%	3.5% to 4.2%	3.6% to 4.7%	1.8% to 13.8%	2.0% to 13.5%	2.3% to 12.5%
Expected return on plan assets	7.0% to 7.3%	7.3% to 7.5%	7.3% to 7.8%	1.8% to 4.5%	2.0% to 5.3%	4.0% to 5.8%
Rate of compensation increase	N/A	N/A	N/A	2.3% to 5.5%	2.3% to 5.5%	2.3% to 5.5%
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

The following benefit payments were expected to be paid as of September 30, 2016:

Fiscal Year	U.S. Plans	Non U.S. Plans
2017	$5.2	$5.4
2018	5.3	5.7
2019	5.4	6.4
2020	5.5	6.8
2021	5.6	7.0
2022 to 2026	27.5	40.0
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
Below is a summary allocation of all pension plan assets as of September 30, 2016 and 2015:

	U.S. Plans		Non U.S. Plans
	2016	2015	2016	2015
Asset Type
Equity securities	61%	62%	—%	6%
Fixed income securities	36%	35%	23%	25%
Other	3%	3%	77%	69%
Total	100%	100%	100%	100%
The fair value of pension plan assets by asset category as of September 30, 2016 and 2015 were as follows:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Defined Benefit Plan Assets:
Equity Securities
U.S. equity securities	$22.2	$11.8	$—	$34.0
Foreign equity securities	10.4	2.3	—	12.7
Debt Securities
U.S. bonds	19.6	7.1	—	26.7
Foreign bonds	1.9	24.1	—	26.0
Real estate	1.7	5.8	—	7.5
Life insurance contracts	—	37.0	—	37.0
Other	—	35.1	—	35.1
Foreign cash & cash equivalents	13.7	—	—	13.7
Total defined benefit plan assets	$69.5	$123.2	$—	$192.7

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Defined Benefit Plan Assets:
Equity Securities
U.S. equity securities	$18.6	$13.0	$—	$31.6
Foreign equity securities	10.5	8.4	—	18.9
Debt Securities
U.S. bonds	18.2	6.8	—	25.0
Foreign bonds	3.0	15.1	—	18.1
Foreign government bonds	—	11.2	—	11.2
Real estate	1.2	6.0	—	7.2
Life insurance contracts	—	35.5	—	35.5
Other	—	33.9	—	33.9
Foreign cash & cash equivalents	8.1	—	—	8.1
Total defined benefit plan assets	$59.6	$129.9	$—	$189.5
Defined Contribution Plans
HRG, Spectrum Brands and Salus sponsor defined contributions plans in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations. Each of HRG, Spectrum Brands and Salus make discretionary matching contributions of eligible compensation. Spectrum Brands also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Contributions are discretionary and evaluated annually. Aggregate contributions charged to operations for the defined contribution plans, including discretionary amounts, for Fiscal 2016, 2015 and 2014 were $12.1, $11.7 and $12.5, respectively.

(18) Stock-Based Compensation
The Company recognized consolidated stock compensation expense of $78.0, $72.6 and $73.7 during Fiscal 2016, 2015 and 2014, respectively. Stock compensation expense is principally included in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations.
A summary of stock options outstanding as of September 30, 2016 and related activity during the year then ended are as follows (option amounts in thousands):

	HRG
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2015	4,770	$9.25	$3.70
Granted	28	13.93	5.07
Exercised	(567)	7.82	3.05
Stock options outstanding at September 30, 2016	4,231	9.48	3.80
Stock options vested and exercisable at September 30, 2016	3,273	8.56	3.42
Stock options outstanding and expected to vest	4,231	9.48	3.80

A summary of restricted stock and restricted stock units outstanding as of September 30, 2016 and related activity during the year then ended, under HRG and Spectrum Brands are as follows (share amounts in thousands):

	HRG
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock outstanding at September 30, 2015	4,283	$11.74
Granted	99	13.93
Exercised / Released	(2,407)	11.01
Nonvested restricted stock outstanding at September 30, 2016	1,975	12.74

	HRG		Spectrum Brands
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2015	42	$12.33	608	$87.50
Granted	6	13.93	590	94.88
Exercised / Released	(6)	13.93	(549)	86.97
Forfeited	—	—	(72)	92.26
Restricted stock units outstanding at September 30, 2016	42	12.33	577	94.97
A summary of warrants outstanding as of September 30, 2016 and related activity during the year then ended, under HRG's incentive plan are as follows (share amounts in thousands):

	HRG
Warrants	Units	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Warrants outstanding at September 30, 2015	1,800	$13.13	$3.22
Exercised / Released	(600)	13.13	3.22
Warrants outstanding at September 30, 2016	1,200	13.13	3.22
Warrants vested and exercisable at September 30, 2016	—	—	—
Warrants outstanding and expected to vest	1,200	13.13	3.22
HRG
On September 15, 2011, the Company’s stockholders approved the HRG Group, Inc. 2011 Omnibus Equity Award Plan (formerly, Harbinger Group Inc. 2011 Omnibus Equity Award Plan, as amended (the “2011 HRG Plan”)). The 2011 HRG Plan provides for the issuance of stock options or stock appreciation rights (“SARs”) for up to 17 million shares of common stock. Such authorization was increased by 7 million shares upon the approval of an amendment to the 2011 Plan by HRG’s shareholders at the annual meeting held on May 30, 2015. Further, at that meeting, HRG’s shareholders approved the adoption of the Harbinger Group Inc. 2014 Warrant Award Plan, authorizing the issuance of 3 million warrants on HRG common stock to HRG’s former Chief Executive Officer, Mr. Philip Falcone. The 2011 HRG Plan, as amended, prohibits granting stock options with exercise prices and SARs with grant prices lower than the fair market value of the common stock on the date of grant, except in connection with the issuance or assumption of awards in connection with certain mergers, consolidations, acquisitions of property or stock or reorganizations. As of September 30, 2016, 9,065 thousand shares were available for issuance under the 2011 HRG Plan.
During Fiscal 2016, HRG granted stock option awards, restricted stock awards and restricted stock unit awards representing approximately 28 thousand, 99 thousand and 6 thousand shares, respectively. All of these grants are time based, and vest either immediately, or over a period of up to 3 years. The total fair value of the stock grants during Fiscal 2016 on their respective grant dates was approximately $1.6. During Fiscal 2016, stock option awards, restricted stock awards and restricted stock unit awards with a total fair value of $31.7 vested. The total intrinsic value of share options exercised during Fiscal 2016 was $3.3, for which HRG received cash of $4.4 in settlement.
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
In March 2014, the Company awarded warrants to HRG’s former Chief Executive Officer, Philip Falcone, representing the right to purchase approximately 3.0 million shares of HRG’s common stock, at an exercise price of $13.13 per share. A portion of the warrants, representing 600 thousand shares, vested immediately upon approval of the grant, and the remainder would vest over a period of 4 years. The estimated grant date fair value of this award was $9.6.
As of September 30, 2016, there was approximately $4.7 of total unrecognized compensation cost related to unvested share-based compensation agreements previously granted, which is expected to be recognized over a weighted-average period of 0.94 years.
The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model:

	2016	2015	2014
Risk-free interest rate	1.65% to 1.74%	1.57% to 1.87%	1.37% to 1.70%
Assumed dividend yield	—%	—%	—%
Expected option term	5.0 to 5.5 years	5.0 to 6.5 years	5.0 to 5.9 years
Volatility	37.4% to 37.9%	36.3% to 39.0%	37.8% to 39.8%
The weighted-average remaining contractual term of outstanding stock option awards and warrants at September 30, 2016, was 6.70 years.
Spectrum Brands
On October 21, 2010, Spectrum Brands’ board of directors adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”). During Fiscal 2014, the 2011 Plan was amended to increase the shares issuable to 5,626 thousand shares of common stock of Spectrum Brands, net of cancellations.
Spectrum Brands granted restricted stock units representing approximately 590 thousand shares during Fiscal 2016. Of these grants, 423 thousand restricted stock units are performance and time-based and vest immediately or within 12 months, and the remaining 167 thousand restricted stock units vest within a 2 year period. The total market value of the restricted shares on the date of the grant was approximately $56.0.
Spectrum Brands granted restricted stock units representing approximately 573 thousand shares during Fiscal 2015. Of these grants, 119 thousand restricted stock units vested immediately or within 12 months and 160 thousand restricted stock units are time-based and vest over a period of 1 year. The remaining 294 thousand restricted stock units are performance-based and vest over a period of up to 2 years. The total market value of the restricted shares on the date of the grant was approximately $52.9.
Spectrum Brands granted restricted stock units representing approximately 669 thousand shares during Fiscal 2014. Of these grants, 203 thousand restricted stock units vested immediately or within 12 months and 143 thousand restricted stock units are time-based and vest over a period of 1 year. The remaining 323 thousand restricted stock units are performance-based and vest over 2 years. The total market value of the restricted shares on the date of the grant was approximately $50.5.

(19) Income Taxes
Income tax expense (benefit) was calculated based upon the following components of income (loss) from continuing operations before income taxes:

	Fiscal
	2016	2015	2014
Income (loss) from continuing operations before income taxes:
United States	$31.7	$(497.1)	$(100.0)
Outside the United States	200.2	190.0	204.0
Total income (loss) from continuing operations before income taxes	$231.9	$(307.1)	$104.0

The components of income tax expense (benefit) were as follows:

	Fiscal
	2016	2015	2014
Current:
Federal	$(16.3)	$(14.7)	$13.4
Foreign	60.2	40.4	46.6
State	2.4	4.5	6.2
Total current	46.3	30.2	66.2
Deferred:
Federal	(6.5)	(54.1)	41.3
Foreign	(1.1)	11.2	(8.3)
State	2.8	(3.5)	(9.6)
Total deferred	(4.8)	(46.4)	23.4
Income tax expense (benefit)	$41.5	$(16.2)	$89.6
The differences between income taxes expected at the U.S. Federal statutory income tax rate of 35.0% and reported income tax expense (benefit) are summarized as follows:

	Fiscal
	2016	2015	2014
Expected income tax expense at Federal statutory rate	$81.2	$(107.5)	$36.4
State and local income taxes	12.3	(5.1)	1.5
Valuation allowance for deferred tax assets	(42.3)	190.8	(31.8)
Preferred stock equity conversion feature	—	—	4.4
Residual tax on foreign earnings	19.7	24.8	90.9
Foreign rate differential	(38.9)	(29.0)	(23.1)
Foreign tax law changes	(3.7)	—	(7.7)
Impact of IRC Section 9100 relief	(16.4)	—	—
Share based compensation adjustments	(3.4)	—	—
Benefit from adjustment to tax basis in assets	(8.4)	—	—
Provision to return adjustment	4.9	—	—
Permanent items	12.9	14.4	7.9
Exempt foreign income	—	(4.7)	(5.7)
Unrecognized tax benefits	33.0	(1.5)	2.2
State tax law and rate changes	—	(54.5)	—
NOL adjustments	—	9.2	—
Gain on deconsolidation	—	(23.3)	—
Non-deductible goodwill impairment	—	9.9	—
Purchase accounting benefit	—	(22.8)	—
Outside basis difference	(5.1)	(16.2)	—
Other	(4.3)	(0.7)	14.6
Reported income tax expense (benefit)	$41.5	$(16.2)	$89.6
Effective tax rate	17.9%	5.3%	86.2%
For Fiscal 2016, the Company’s effective tax rate of 17.9% differed from the expected U.S. statutory tax rate of 35.0%. The Company’s tax rate was reduced by the change in judgement in the realizability on a portion of Spectrum Brands’ U.S. net operating loss (“NOL”) carryforwards that were previously recorded with valuation allowance. This reduction was offset by an increase in valuation allowance needed for current year losses from the Corporate and Other segment in the U.S. that are not more-likely-than-not to be realized. The effective tax rate for Fiscal 2016 also included the tax effects related to the adoption of ASU 2016-09 which resulted in the recognition of excess tax benefits in the Company’s provision for income taxes rather than paid-in capital of $25.6, and $5.9 of excess tax benefits that were recognized in (Loss) income from discontinued operations, net of tax as the excess tax benefits increased net operating loss carryforwards that are expected to offset the tax effects of the FGL Merger. See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, for the adoption of ASU 2016-09.
For Fiscal 2015, the Company’s effective tax rate of 5.3% differed from the expected U.S. statutory tax rate of 35.0%. This difference was primarily driven by pretax losses in certain foreign and U.S. entities and jurisdictions, book valuations and impairments and bad debt expense in the Company’s Insurance and Corporate and Other segments in the U.S. for which we concluded that a majority of the tax benefits are not more-likely-than-not to be realized, resulting in the recording of valuation allowances. Partially offsetting these items in Fiscal 2015 were: (i) income earned outside the U.S. that is subject to statutory tax rates lower than 35.0%; and (ii) recognition of a $22.8 income tax benefit from the reversal of a portion of Spectrum Brands’ U.S. valuation allowance on deferred tax assets in connection with the acquisition of AAG. As a result, Spectrum Brands determined that a portion of its pre-existing deferred tax assets are more-likely-than-not to be realized by the combined entity and a portion of the historical valuation allowance was no longer required. In addition, the Company recognized a non-recurring net income tax benefit of $12.3 attributable to the tax impact related to the impairment of certain FOH indefinite lived intangible assets for which a deferred tax liability was previously recorded. Due to the indefinite life of these assets for book purposes, the related deferred tax liability was not regarded as a source of taxable income to support the realization of deferred tax assets.
For Fiscal 2014, the Company’s effective tax rate of 86.2% differed from the expected U.S. statutory tax rate of 35.0%. This difference was primarily driven by pretax losses in the U.S. and some foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not realizable, resulting in valuation allowances, that were partially offset by income earned outside the U.S. that is subject to statutory rates lower than 35.0%.
The following table summarizes the components of deferred income tax assets and liabilities:

	September 30,
	2016	2015
Deferred tax assets:
Employee benefits	$101.6	$84.2
Property, plant and equipment	8.9	4.1
Inventories and receivables	32.6	35.3
Marketing and promotional accruals	17.6	14.4
Net operating loss, credit and capital loss carry forwards	992.3	871.4
Prepaid royalty	6.0	6.3
Unrealized losses on mark-to-market securities	16.4	19.9
Insurance reserves and claim related adjustments	23.3	43.3
Insurance receivables	—	21.2
Outside basis difference	51.1	217.3
Intangibles	3.7	6.1
Investments	—	13.1
Other	57.3	106.2
Total deferred tax assets	1,310.8	1,442.8
Less: Valuation allowance	512.1	894.2
Net deferred tax assets	798.7	548.6

Deferred tax liabilities:
Property, plant and equipment	(20.1)	(15.1)
Outside basis differences on held for sale assets	(367.8)	(23.8)
Intangibles	(813.4)	(841.1)
Investments	(39.3)	(87.4)
Insurance reserves and claim related adjustments	(5.0)	(14.9)
Redemption of long term debt	(10.2)	(11.8)
Other	(46.3)	(72.3)
Total deferred tax liabilities	(1,302.1)	(1,066.4)
Net deferred tax liability	$(503.4)	$(517.8)
In accordance with ASC Topic 740, the Company establishes valuation allowances for deferred tax assets that, in its judgment, are not more-likely-than-not realizable. These judgments are based on projections of future income, including tax-planning strategies, by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact the accuracy of these projections. In accordance with ASC Topic 740, during each reporting period, the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowances are appropriate. As a result of this assessment, for Fiscal 2016, 2015 and 2014, the Company had a net charge (release) of valuation allowance to earnings totaling $(42.3), $190.8 and $(31.8), respectively, as more fully described below.
HRG
At September 30, 2016, a partial valuation allowance was reversed on certain deferred tax assets related to NOLs and capital loss carryforwards that are expected to be realized to offset the deferred tax liability recognized as a result of classifying HRG’s ownership interest in FGL as held for sale. See Note 4, Divestitures, for additional information. Management concluded that the remaining net deferred tax asset balance primarily related to NOLs was not more-likely-than-not to be realized and a valuation allowance against the remaining deferred tax assets at September 30, 2016 was appropriate. HRG’s valuation allowance at September 30, 2016 and 2015 totaled $266.4 and $594.5, respectively. This resulted from the Company’s conclusion that tax benefits on its NOLs are not more-likely-than-not realizable. At September 30, 2016 and 2015, HRG had approximately $1,170.5 and $815.3, respectively, of gross U.S. Federal NOL carryforwards, which, if unused, will expire in years 2028 through 2036. HRG had approximately $322.4 and $77.8 of gross U.S. federal capital loss carryforwards at September 30, 2016 and 2015, respectively, which, if unused, will expire in the tax years ended December 31, 2016 through 2021. The increase in capital loss carryforwards in Fiscal 2016 was due to the Compass Sale. At September 30, 2016 and 2015, HRG had approximately $93.9 and $109.8, respectively, of tax benefits related to U.S. state NOL carryforwards at September 30, 2016, which, if unused, will expire in the tax years ended December 31, 2028 through 2036.
During Fiscal 2016, HRG decreased its net valuation allowance for deferred tax assets by $331.6, of which $373.8 was primarily related to the reversal of valuation allowance against certain U.S. federal net deferred tax assets as a result of recognizing a deferred tax liability on HRG’s investment in FGL and was included in Net (loss) income from discontinued operations. Partially offset by an increase of $145.3, which was allocated to accumulated other comprehensive income consistent with the source of taxable income available for realization. See Note 4, Divestitures for discussion of the FGL Merger. Included in the net decrease in valuation allowance was an increase of $89.5 which resulted from the tax effect related to current year losses from the Corporate and Other segment. During Fiscal 2015, HRG increased its valuation allowance for deferred tax assets by $309.0, of which $248.6 was related to an increase in valuation allowance against U.S. net deferred taxes and $60.4 was related to an increase in valuation allowance against state net deferred taxes.
On September 30, 2013, HRG triggered a change of ownership, as defined under Internal Revenue Code (the “IRC”) Section 382 which limits the utilization of HRG’s U.S. federal and state NOLs and other tax attributes. The amount of the limitation is based on a number of factors, including the value of HRG’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date (as defined for tax purposes), the occurrence of realized gains in years subsequent to the ownership change, and the effects of subsequent changes in ownership, if any. Such factors, including the recognition of unrealized gains, may not be relied upon when assessing the realizability of HRG’s deferred tax assets on its U.S. federal and state net operating losses. The majority of NOL, capital loss and tax credit carryforwards of HRG was historically subject to valuation allowances, as the Company concluded that all or a portion of the related tax benefits are not more-likely-than-not to be realized. Utilization of a portion of the NOL, capital loss and tax credit carryforwards of HRG is subject to limitations under Sections 382 and 383 of IRC. Such limitations resulted from ownership changes of more than 50 percentage points over a three-year period. When consummated, the FGL Merger is expected to result in a significant amount of tax attribute carryforwards to be realized. As a result, in Fiscal 2016, we reversed a significant portion of the Company’s valuation allowance previously recorded against tax attribute carryforwards that are expected to be realized against the tax effects of the FGL Merger. HRG has considered the impact of the 2013 Section 382 ownership change and the related limitations in assessing its need for a valuation allowance. There has been no further ownership change since the September 30, 2013 ownership change.
Spectrum Brands
During the fourth quarter of Fiscal 2015, Spectrum Brands recognized $23.3 of deferred tax assets related to its investment in one of its foreign subsidiaries because it was expected to reverse in the foreseeable future. The deferred tax asset reversed during Fiscal 2016. Spectrum Brands also recorded $14.4 reduction in its NOL deferred tax assets, with a corresponding reduction in the valuation allowance, to reflect losses used as a result of prior year adjustments.
To the extent necessary, Spectrum Brands intends to utilize earnings of foreign subsidiaries in order to support management’s plans to voluntarily accelerate pay down of U.S. debt, fund distributions to shareholders, fund U.S. acquisitions and satisfy ongoing U.S. operational cash flow requirements. As a result, current and certain prior period earnings of Spectrum Brands’ non-U.S. subsidiaries are generally not considered to be permanently reinvested, except in jurisdictions where repatriation is either precluded or restricted by law. Spectrum Brands annually estimates the available earnings, permanent reinvestment classification and the availability of and management’s intent to use alternative mechanisms for repatriation for each jurisdiction in which Spectrum Brands does business. Accordingly, Spectrum Brands is providing residual U.S. and foreign deferred taxes on these earnings to the extent they cannot be repatriated in a tax-free manner. Spectrum Brands has provided residual taxes on $102.0 of distributions from foreign earnings for Fiscal 2016 with $93.6 of earnings not yet taxed in the U.S. resulting in an increase in income tax expense of $36.7. The residual domestic taxes from foreign earnings are recognized as a reduction to NOL and credit carryforwards deferred tax assets and taxes on unremitted foreign earnings are recognized as a deferred tax liability. Spectrum Brands has provided residual taxes on $37.5 of distributions from foreign earnings for Fiscal 2015 with no earnings not yet taxed in the U.S. resulting in a decrease in income tax expense of $0.3. Remaining undistributed earnings of Spectrum Brands’ foreign operations are $219.4 at September 30, 2016, and are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on those earnings. If at some future date these earnings cease to be permanently invested, Spectrum Brands may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts, which cannot be reasonably estimated at this time.
At September 30, 2016, Spectrum Brands had U.S. federal NOL carryforwards of $758.9 with a federal tax benefit of $265.6 and tax benefits related to state NOLs of $60.6 and capital loss carryforwards of $19.8 with a federal and state tax benefit of $7.6. Spectrum Brands has an additional $4.3 of federal and state NOLs for which benefits will be recorded to additional paid-

in capital when those carryforwards are used. These NOLs expire through years ending in 2036. As of September 30, 2016, Spectrum Brands had foreign NOLs of $136.3 and tax benefits of $38.4, which will expire beginning in Fiscal 2017. Certain of the foreign NOLs have indefinite carryforward periods. Spectrum Brands is subject to an annual limitation on use of its NOL carryforwards that arose prior to its emergence from bankruptcy in the fiscal year ended September 30, 2009. Spectrum Brands has had multiple changes of ownership, as defined under IRC Section 382 of the Internal Revenue Code of 1986 as amended, that limits the utilization of Spectrum Brands’ U.S. federal and state net operating losses and other tax attributes. The annual limitation is based on a number of factors, including the value of the Spectrum Brands’ stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change, and the effects of subsequent ownership changes (as defined for tax purposes), if any. In addition, separate return year limitations apply to limit Spectrum Brands’ utilization of the acquired Russell Hobbs U.S. federal and state NOLs to future income of the Russell Hobbs subgroup. Due to these limitations, Spectrum Brands estimates, as of September 30, 2016, that $460.4 of U.S. federal NOLs with a federal tax benefit of $161.1 and $16.7 of the tax benefit related to state NOLs will expire unused even if Spectrum Brands generates sufficient income to otherwise use all of its NOLs. Spectrum Brands also projects, as of September 30, 2016, that $35.4 of tax benefits related to its foreign NOLs will not be used. Spectrum Brands has provided a full valuation allowance against these deferred tax assets.
A valuation allowance is recorded when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of Spectrum Brands to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. Spectrum Brands has earned pretax profits in the U.S. each of the last three years. Large, profitable U.S. businesses were acquired in Fiscal 2015 and Fiscal 2013, and Spectrum Brands debt levels and blended interest rates have decreased over time. The combination of U.S. operating results and the changes in Spectrum Brands U.S. operating profits led Spectrum Brands to conclude during Fiscal 2016 that it is more-likely-than-not its U.S. deferred tax assets will be used to reduce taxable income, except for tax attributes subject to ownership change limitations, capital losses, and certain state operating losses and credits that will expire unused.
Spectrum Brands released $111.1 of domestic valuation allowance during Fiscal 2016. Approximately $25.1 of the domestic valuation allowance released by Spectrum Brands resulted from additional deferred tax assets created by the adoption of ASU No. 2016-09, effective as of October 1, 2015. In December 2015, the Company received a ruling from the Internal Revenue Service (“IRS”) which resulted in $87.8 of U.S. NOLs being restored and a release of $16.2 of domestic valuation allowance from additional deferred tax assets created by the December 2015 IRS ruling. Spectrum Brands recorded tax expense of $3.1 related to additional foreign valuation allowance during Fiscal 2016.
As of September 30, 2016, Spectrum Brands’ valuation allowance was $245.7, of which $203.7 was related to U.S. net deferred tax assets and $42.0 is related to foreign net deferred tax assets. As of September 30, 2015, Spectrum brands’ valuation allowance was $305.4, of which $268.7 was related to the U.S. net deferred tax assets and $36.7 was related to foreign net deferred tax assets. During Fiscal 2016, Spectrum Brands decreased its valuation allowance for deferred tax assets by $59.7, of which $65.0 related to a decrease in valuation allowance against U.S. net deferred tax assets and $5.3 related to an increase in the valuation allowance against foreign net deferred tax assets. During Fiscal 2015, Spectrum Brands decreased its valuation allowance for deferred tax assets by $27.7, of which $30.4 was related to a decrease in the valuation allowance against U.S. net deferred tax assets and $2.7 was related to an increase in the valuation allowance against foreign net deferred tax assets. As a result of the AAG acquisition, Spectrum Brands reversed $22.8 of U.S. valuation allowance during Fiscal 2015. The reversal was attributable to $22.8 of net deferred tax liabilities recorded on the AAG acquisition balance sheet which offset other U.S. net deferred tax assets. During Fiscal 2015, Spectrum Brands recorded valuation allowances of $17.0 against the deferred tax assets of various Latin America entities as it is more-likely-than-not that Spectrum Brands will not obtain tax benefits from these assets. During Fiscal 2014, Spectrum Brands decreased its valuation allowance for deferred tax assets by $121.5, of which $122.6 related to a decrease in the valuation allowance against U.S. net deferred tax assets and $1.1 related to an increase in the valuation allowance against foreign net deferred tax assets. As a result of a one-time internal restructuring and debt refinancing activity, Spectrum Brands reversed $62.6 of U.S. valuation allowance during Fiscal 2014.
Uncertain Tax Positions
The total amount of unrecognized tax benefits (“UTBs”) at September 30, 2016 and 2015 were $47.9 and $16.1, respectively. If recognized in the future, $47.9 of UTBs would impact the effective tax rate. Consistent with the Company’s accounting policy election, when applicable the Company records interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2016 and 2015, the Company’s accrued balances of interest and penalties on uncertain tax positions totaled $3.2 and $2.8, respectively. For Fiscal 2016 and 2015, interest and penalties increased income tax expense by $0.4 and $0.9, respectively.
HRG files U.S. federal consolidated and state and local combined and separate income tax returns. HRG’s consolidated and combined income tax returns do not include Spectrum Brands, Front Street, or FGL (life insurance subsidiaries), each of which files their own consolidated federal, and combined and separate state and local income tax returns. Spectrum Brands, Front Street and FGL life insurance subsidiaries are consolidated with the Company only for financial reporting.

The Company believes its UTBs for uncertain tax positions are adequate, consistent with the principles of ASC Topic 740. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its UTBs based on new information or developments.
The following table summarizes changes to the Company’s UTB reserves, excluding related interest and penalties:

	Fiscal
	2016	2015	2014
Unrecognized tax benefits at beginning of year	$16.1	$12.6	$13.8
Gross increase — tax positions in prior period	29.9	4.7	2.7
Gross decrease — tax positions in prior period	(2.3)	(1.9)	(1.4)
Gross increase — tax positions in current period	4.8	1.8	0.8
Settlements	(0.6)	(0.8)	(2.5)
Lapse of statutes of limitations	—	(0.3)	(0.8)
Unrecognized tax benefits at end of year	$47.9	$16.1	$12.6
The IRS is currently conducting an examination of HRG’s 2013 federal consolidated tax return. In addition, the New York State and New York City tax returns for the 2011 through 2013 tax years are under audit. As of September 30, 2016, the Company is not aware of any significant audit matters related to the U.S federal and state examinations and expects to receive a final closing agreement from both the IRS and New York State within the next 12 months.
Spectrum Brands files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. Spectrum Brand’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including Spectrum Brands’ fiscal year ended September 30, 2012 are closed. However, the federal NOLs from Spectrum Brands’ fiscal years ended September 30, 2012 and prior are subject to IRS examination until the year that such NOL carryforwards are utilized and those years are closed for audit.
The increase in UTB related to Spectrum Brands for Fiscal 2016 includes a $25.5 expense to record a tax contingency reserve for a tax exposure in Germany. During the year, a local court ruled against Spectrum Brands’ characterization of certain assets as amortizable under Germany tax law. Spectrum Brands has appealed this ruling to the German Federal Court.
Filings in various U.S. state and local jurisdictions are also subject to audit and to date, no significant audit matters have arisen.
At September 30, 2016, previously filed income tax returns for certain of the Company’s legal entities in various jurisdictions were undergoing income tax audits. The Company cannot predict the ultimate outcome of these examinations; however, depending on the timing and final terms of actual settlements with the taxing authorities, it is reasonably possible that during the next twelve months some portion of the previously unrecognized tax benefits could be recognized.

(20) Restructuring and Related Charges
During Fiscal 2016, Spectrum Brands implemented a series of initiatives in the global auto care reporting unit to consolidate certain operations and reduce operating costs (the “GAC Business Rationalization Initiatives”). These initiatives include headcount reductions and the exit of certain facilities. Total costs associated with these initiatives are expected to be approximately $20.0, of which $5.3 has been incurred to date, the balance is anticipated to be incurred through September 30, 2017.
During Fiscal 2014, Spectrum Brands implemented a series of initiatives throughout the HHI reporting unit to reduce operating costs and exit low margin business outside the U.S. (the “HHI Business Rationalization Initiatives”). These initiatives include headcount reductions, the exit of certain facilities and the sale of a portion of the Hardware & Home Improvement Canadian operations. Total costs associated with these initiatives of $16.6 has been incurred to date, and completed as of September 30, 2016.
During Fiscal 2013, Spectrum Brands implemented a series of initiatives to reduce operating costs and to evaluate opportunities to improve its capital structure (the “Global Expense Rationalization Initiatives”). Total costs associated with these initiatives of $47.0 has been incurred to date, and completed as of September 30, 2016.
Spectrum Brands has entered or may enter into small, less significant initiatives and restructuring activities to reduce costs and improve margins throughout the organization (the “Other Restructuring Activities”). Individually these activities are not substantial, and occur over a shorter time period (less than 12 months).
The following tables summarize restructuring and related charges incurred during the Fiscal 2016, 2015 and 2014 where those charges are classified in the accompanying Consolidated Statements of Operations:

	Fiscal
Initiatives:	2016	2015	2014
Global Expense Rationalization	$5.2	$17.1	$13.4
HHI Business Rationalization Initiatives	1.8	10.3	4.5
GAC Business Rationalization Initiatives	5.3	—	—
Other restructuring activities	2.9	1.3	5.0
Total restructuring and related charges	$15.2	$28.7	$22.9
Reported as:
Cost of consumer products and other goods sold	$0.5	$2.1	$3.7
Selling, acquisition, operating and general expenses	14.7	26.6	19.2
The following table summarizes restructuring and related charges for the Fiscal 2016, 2015 and 2014, and cumulative costs on restructuring initiatives as of September 30, 2016, by cost type:

	Fiscal
Cost Type:	2016	2015	2014	Charges Since Inception
Termination benefits	$4.3	$7.0	$11.2	$32.4
Other costs	10.9	21.7	11.7	39.4
Total restructuring and related charges	$15.2	$28.7	$22.9	$71.8

(21) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (share amounts in thousands):

	Fiscal
	2016	2015	2014
Net income (loss) from continuing operations attributable to controlling interest	$44.6	$(313.3)	$(158.3)
Net (loss) income from discontinued operations attributable to controlling interest	(243.4)	(243.5)	74.4
Net loss attributable to controlling interest	$(198.8)	$(556.8)	$(83.9)

Participating common shares at the end of period	198,814	197,106	196,878

Net loss attributable to common shares - basic and diluted	$(198.8)	$(556.8)	$(83.9)

Weighted-average common shares outstanding - basic	198,374	198,142	162,941
Dilutive effect of unvested restricted stock and restricted stock units	1,914	—	—
Dilutive effect of stock options	1,300	—	—
Weighted-average shares outstanding - diluted	201,588	198,142	162,941

Net loss per common share attributable to controlling interest:
Basic income (loss) from continuing operations	$0.23	$(1.58)	$(0.97)
Basic (loss) income from discontinued operations	(1.23)	(1.23)	0.46
Basic	$(1.00)	$(2.81)	$(0.51)

Diluted income (loss) from continuing operations	$0.22	$(1.58)	$(0.97)
Diluted (loss) income from discontinued operations	(1.21)	(1.23)	0.46
Diluted	$(0.99)	$(2.81)	$(0.51)
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

The following were excluded from the calculation of “Diluted net loss per common share attributable to controlling interest” because the as-converted effect of the unvested restricted stock and stock units, stock options and warrants would have been anti-dilutive (share amounts in thousands):

	Fiscal
	2016	2015	2014
Preferred stock	—	—	37,990
Unvested restricted stock and restricted stock units	—	2,667	2,580
Stock options	—	1,334	1,330
Anti-dilutive warrants	1,200	1,800	3,000
(22) Commitments and Contingencies
Legal and Environmental Matters
The Company has aggregate accruals for its legal, environmental and regulatory matters of approximately $8.2 at September 30, 2016, of which $3.8 related to accruals of business held for sale. These accruals relate primarily to the matters described below. In addition, the Company and its subsidiaries are involved in other litigation and claims arising out of their prior businesses and arising in the ordinary course out of their current businesses, which include, among other things, indemnification and other claims and litigations involving HRG’s and its subsidiaries’ business practices, transactions, workers compensation matters, environmental matters, and personal injury claims. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned accruals and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.
HRG
HRG was named as a nominal defendant, and members of its Board were named as defendants in a purported class and derivative action filed in March 2014 by Haverhill Retirement System (the “Haverhill Plaintiff”) in the Delaware Court of Chancery (the “Court”). Harbinger Capital Partners LLC and certain of its affiliated funds (“HCP”) and Leucadia National Corporation (“Leucadia”), each a stockholder of HRG, were also named as defendants in the complaint. The complaint alleged, among other things, that the defendants breached their fiduciary duties in connection with transactions involving Leucadia. On January 7, 2016, the Court approved a stipulation under which the Haverhill Plaintiff agreed to dismiss the action. HRG has paid the Haverhill Plaintiff’s counsel $0.2 in attorney’s fees and expenses and the Haverhill Plaintiff dismissed its action against the defendants.
HRG was named as a nominal defendant, and members of its Board were named as defendants, in a derivative action filed in December 2010 by Alan R. Kahn (the “Kahn Plaintiff”) in the Court. HCP was also named as a defendant. The Kahn Plaintiff alleged that HRG’s acquisition of HCP’s shares of Spectrum Brands in exchange for shares of common stock of HRG from HRG was financially unfair to HRG and its public stockholders, and sought unspecified damages and the rescission of the transaction. On November 24, 2015, the parties filed a Stipulation of Settlement with the Court (“Kahn Settlement”). The Kahn Settlement was approved by the court on February 4, 2016, and the Kahn Plaintiff’ action was dismissed. Pursuant to the terms of the Kahn Settlement, HCP and the Company’s insurer paid a total of $3.8 into a settlement fund that were, net of distribution and notice costs and the fee and expense award to plaintiff's counsel, distributed to stockholders of HRG other than stockholders affiliated with HCP, the members of HRG’s Board at the time of the challenged transaction and certain other persons. HRG will not contribute any payment to the Kahn Settlement fund.
Also see discussion below of Ludwick Litigation involving HRG, Front Street and FGL.
Spectrum Brands
Spectrum Brands is a defendant in various litigation matters generally arising out of the ordinary course of business. Spectrum Brands does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
At September 30, 2016 and 2015, Spectrum Brands has provided for the estimated costs of $4.4, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of Spectrum Brands. Spectrum Brands is subject to various federal, state and local environmental laws and regulations. Spectrum Brands believes it is in substantial compliance with all such environmental laws that are applicable to its operations.

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
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At September 30, 2016, FGL has accrued $3.0 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $2.8.
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
On January 2, 2015, the Court entered the Final Judgment in Cressy, certifying the class for settlement purposes, and approving the class settlement. On August 10, 2015, FGL tendered $1.3 to the Settlement Administrator for a claim review fund. FGL implemented an interest enhancement feature for certain policies as part of the class settlement, which enhancement began on October 12, 2015. On October 21, 2016, the parties filed a joint motion to amend the January 2, 2015 final order and judgement, to extend the deadline for settlement completion from October 24, 2016 to December 1, 2016.
At September 30, 2016, FGL estimated the total cost for the settlement, legal fees and other costs related to this class action would be $9.2 with a liability for the unpaid portion of the estimate of $0.4. FGL has incurred and paid $5.5 related to legal fees and other costs and $3.3 related to settlement costs as of September 30, 2016. Based on the information currently available, FGL does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued. FGL had been seeking indemnification from OMGUK under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 between FGL (formerly, Harbinger F&G, LLC) and OMGUK related to the settlement and the costs and fees in defending the Cressy litigation in both the federal and state courts. The settlement, legal fees and other costs related to this class action and the amount recovered from OMGUK are presented net in the accompanying Consolidated Statements of Operations in the caption “Benefits and other changes in policy reserves.” During Fiscal 2015, FGL, the Company and OMGUK reached a global settlement which resolved all prior outstanding claims, resulting in FGL receiving $3.6 in settlement of its outstanding recoverable related to the Cressy litigation.
On January 7, 2015, a putative class action complaint (“Ludwick Litigation”) was filed in the United States District Court, Western District of Missouri, captioned Dale R. Ludwick, on behalf of herself and all others similarly situated (“Plaintiff Ludwick”) v. Harbinger Group Inc. (HRG’s former corporate name), FGL Insurance, Raven Reinsurance Company (“Raven Re”), and Front Street Cayman (the “Ludwick Defendants”). The complaint alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), requested injunctive and declaratory relief, sought unspecified compensatory damages for the putative class in an amount not specified, treble damages, and other relief, and claims Plaintiff Ludwick overpaid for her annuity. On April 13, 2015, the Defendants filed a joint motion to dismiss the complaint. On February 12, 2016, the District Court granted the Defendants’ joint motion to dismiss. On March 3, 2016, Plaintiff Ludwick filed a notice of appeal. As of September 30, 2016, HRG and FGL did not have sufficient information to determine whether FGL is exposed to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $1.6, which was accrued during Fiscal 2016.
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
Lease Commitments
The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Future annual minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, principally relating to Spectrum Brands, net of contractual third-party sublease, are as follows:

Fiscal Year	Operating Leases of Business Held for Use	Operating Leases of Business Held for Sale
2017	$44.3	$1.9
2018	34.3	1.8
2019	25.0	1.8
2020	19.5	1.9
2021	13.8	1.0
Thereafter	20.2	—
Total minimum lease payments	$157.1	$8.4
The Company’s total rent expense was $49.7, $40.9 and $44.7 during Fiscal 2016, 2015 and 2014, respectively. As of September 30, 2016, the Company issued unused letters of credit totaling $2.3, related to property leases of the Company.
Unfunded Asset Based Lending Commitments
Salus and FGL have unfunded investment commitments as of September 30, 2016 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years.
Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At September 30, 2016, the notional amount of unfunded, legally binding lending commitments was approximately $6.2, which all expire in 1 year or less.
FGL has unfunded investment commitments of $103.0 as of September 30, 2016.

(23) Insurance Subsidiary — Financial Information
FGL’s insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from U.S. GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP are that statutory financial statements do not reflect value of business acquired and deferred acquisition cost, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the U.S. GAAP basis financial statements for comparable items.
FGL’s principal insurance subsidiaries’ statutory financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of FGL's wholly owned insurance subsidiaries were as follows:

	Subsidiary (state of domicile)(a)
	FGL Insurance (IA) (b)	FGL NY Insurance (NY)
Statutory Net Income (Loss):
Year ended December 31, 2015	$(52.9)	$(1.2)
Year ended December 31, 2014	104.6	1.9
Year ended December 31, 2013	118.2	1.3

Statutory Capital and Surplus:
December 31, 2015	$1,239.0	$59.5
December 31, 2014	1,211.6	61.2
(a) FGL NY Insurance is a subsidiary of FGL Insurance, and the columns should not be added together.
(b) FGL Insurance Company re-domesticated to Iowa effective November 1, 2013. Prior to November 1, 2013, the Company was domiciled in the state of Maryland.
The amount of statutory capital and surplus necessary to satisfy the applicable regulatory requirements is less than FGL Insurance’s and FGL NY Insurance’s respective statutory capital and surplus.
Life insurance companies are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. FGL monitors the RBC of its insurance subsidiaries. As of December 31, 2015 and 2014, each of FGL’s insurance subsidiaries had exceeded the minimum RBC requirements.
FGL’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2015, in accordance with applicable dividend restrictions, FGL’s subsidiaries could pay “ordinary” dividends of $123.9 to Fidelity & Guaranty Life Holdings, Inc. (“FGH”) in 2016 less any dividends paid during the immediately preceding 12 month period. FGL did not declare or pay any dividends to FGH during the 12 month period ended September 30, 2016. Therefore, FGL Insurance is able to declare an ordinary dividend up to $123.9 with respect to its 2015 statutory results, subject to management’s discretion.
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in an increase in statutory capital and surplus of $46.8 at December 31, 2015 and a decrease of $5.0 at December 31, 2014. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $805.8 to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which had the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practice has no impact on the Company’s consolidated financial statements which are prepared in accordance with U.S. GAAP.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $220.0 and $245.0 at December 31, 2015 and 2014, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $4.1 and $17.3 at December 31, 2015 and 2014, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative $13.7 and $75.1 as of December 31, 2015 and 2014, respectively and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility was collateralized by NAIC 1 rated fixed maturity securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at December 31, 2015 and 2014 was $210.3 and $187.3, respectively.
As of December 31, 2015, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC’s statutory accounting practices.
Securities held on deposit with various state regulatory authorities had a fair value of $18,074.6 and $16,012.3 at September 30, 2016 and 2015, respectively. FGL Insurance is domesticated in Iowa and under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the FGL Insurance’s legal reserve as prescribed by Iowa regulations.

(24) Related Party Transactions
In November 2012, the Company had entered a reciprocal services agreement (the “Services Agreement”) with HCP, which was at that time the beneficial owner of more than 10% of the outstanding shares of common stock of HRG, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Services Agreement was terminated effective as of March 1, 2015. The Company recognized $3.3 and $5.7 of expenses under these Service Agreement with respect to Fiscal 2015 and 2014, respectively.
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
Pursuant to a March 2014 transaction by and among funds affiliated with HCP and Leucadia, HCP sold 23 million shares HRG of Common Stock. In connection with such transaction, on March 18, 2014, HRG entered into a Letter Agreement with Leucadia (the “Letter Agreement”), which, among other things, provided Leucadia with the right to designate two directors to HRG’s board and imposed certain limitations on Leucadia’s ability to purchase HRG securities and take other actions with respect to HRG. The terms of the Letter Agreement, including the provisions described above, expired on March 18, 2016. In addition, on March 18, 2014, under the terms of an existing registration rights agreement, HCP transferred a portion of their rights under the registration rights agreement to Leucadia, which was documented through a Registration Rights Acknowledgment by and among HRG, HCP and Leucadia.
During Fiscal 2015, Jefferies acted as an initial purchaser for the Company's issuance of senior notes. In HRG’s offering of 7.875% Notes and 7.75% Notes, Jefferies received $0.7 and $0.3, respectively, in discounts and commissions as a participating initial purchaser.
In May 2015, Spectrum Brands, made an offering of $1,000.0 of its 5.75% Notes, whereby Jefferies received aggregate discounts and commissions paid by Spectrum Brands of approximately $2.6 as a participating initial purchaser. Jefferies also received aggregate discounts and commissions of approximately $1.5 as a participating underwriter in Spectrum Brands’ $575.0 offering of common stock in May 2015. In addition, Jefferies was one of the financing institutions that committed to provide “back stop” bridge facilities in an aggregate amount of $1,500.0 in connection with the financing of the AAG Acquisition and received aggregate fees paid by Spectrum Brands of approximately $2.1. In Fiscal 2016, Jefferies acted as one of the initial purchasers of Spectrum Brands’ offering of €425.0 of its 4.00% Notes due 2026, for which Jefferies received $0.3 in discounts, commissions and reimbursements of expenses.
On September 25, 2015, CorAmerica, assigned its interests under certain purchase agreements regarding outlet center developments to entities and accounts related to Fortress Investment Group LLC (“Fortress”), which, through affiliates, has acquired interests greater than 10% ownership in the Company as of September 30, 2016. The aggregate consideration for such assignment included a $0.4 fee.
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
FGL has invested in CLO securities issued by Fortress Credit Opportunities III CLO LP (“FCO III”) and also invested in securities issued by Fortress Credit BSL Limited (“Fortress BSL”). The parent of both FCO III and Fortress BSL is Fortress, which has acquired interests greater than 10% ownership in HRG as of September 30, 2016. Such CLOs had an aggregate total carrying value of $203.2 and $182.6 as of September 30, 2016 and 2015, respectively, of which $18.0 and $18.2, respectively, was included in the funds withheld receivables portfolio of Front Street. The Company’s net investment income from such securities was $11.0, $9.5 and $1.6 for the Fiscal 2016, 2015 and 2014, respectively, of which $1.1, $1.4 and $0.2, respectively, was included in investment income, and the remaining $9.9, $8.1 and $1.4, respectively, was included in income from discontinued operations. In addition, in Fiscal 2014 FGL earned $1.2 and $1.1 on securities issued by Jefferies and Leucadia, respectively, which were subsequently sold recognizing gains of $5.8 and $1.6, respectively. Such income and gains were classified as discontinued operations in the the accompanying Consolidated Statements of Operations.

(25) Segment and Geographic Data
The Company follows the accounting guidance which establishes standards for reporting information about operating segments in interim and annual financial statements. The Company’s reportable business segments are organized in a manner that reflects how HRG’s management views those business activities. As discussed in Note 1, Basis of Presentation and Nature of Operations, as a result of the disposition of its interests in Compass and CorAmerica, and the continuing runoff of the results of its asset management businesses, the Company elected to realign its reportable segments to reflect these changes. Accordingly, the Company currently reports its business in two reporting segments: (i) Consumer Products and (ii) Insurance. The results of continuing businesses formerly reported in the energy and asset management segments are now reported within the Corporate and Other segment. Refer to Note 26, Consolidating Financial Information, for disclosure of total assets for each segment.
The following schedules present the Company’s segment information for Fiscal 2016, 2015 and 2014:

	Fiscal
	2016	2015	2014
Revenues:
Consumer Products	$5,039.7	$4,690.4	$4,429.1
Insurance	150.4	(98.8)	144.3
Intersegment elimination (a)	16.4	54.7	7.8
Consolidated segment revenues	5,206.5	4,646.3	4,581.2
Corporate and Other	8.9	63.4	53.5
Total revenues	$5,215.4	$4,709.7	$4,634.7

Depreciation and amortization
Consumer Products	$183.0	$170.0	$157.7
Corporate	0.7	1.0	0.5
Consolidated depreciation and amortization	$183.7	$171.0	$158.2

Operating income (loss):
Consumer Products	$656.3	$474.1	$481.9
Insurance	(12.4)	(68.7)	40.1
Intersegment elimination (a,b)	68.1	(62.9)	32.5
Total segment operating income	712.0	342.5	554.5
Corporate and Other eliminations	(84.0)	(296.7)	(127.1)
Consolidated operating income	628.0	45.8	427.4
Interest expense	(397.1)	(401.6)	(298.8)
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	—	(12.7)
Gain on deconsolidation of subsidiary	—	38.5	—
Other income (expense), net	1.0	10.2	(11.9)
Income (loss) from continuing operations before income taxes	231.9	(307.1)	104.0
Income tax expense (benefit)	41.5	(16.2)	89.6
Net income (loss) from continuing operations	190.4	(290.9)	14.4
(Loss) income from discontinued operations, net of tax	(224.3)	(221.5)	87.3
Net (loss) income	(33.9)	(512.4)	101.7
Less: Net income attributable to noncontrolling interest	164.9	44.4	112.0
Net loss attributable to controlling interest	$(198.8)	$(556.8)	$(10.3)
(a) The Intersegment eliminations primarily represent the reversal and reclassification of impairments recorded in the Company’s Insurance segment on affiliated investments, as well as usual intercompany transactions for the period. For Fiscal 2015, the Insurance segment eliminations include the reversal of intercompany asset impairments of $57.1.
(b) For its stand-alone reporting purposes, Front Street elected, since inception, to apply the fair value option to account for its funds withheld receivables, non-funds withheld assets and future policyholder benefits reserves related to its assumed reinsurance. For Company’s consolidated reporting, the results from Front Street’s assumed reinsurance business with FGL is reported on FGL’s historical basis. Accordingly, in order to align Company’s consolidated reporting, we have recorded a net intersegment adjustment to operating income (loss) of $59.7, $(115.4) and $45.1 for Fiscal 2016, 2015 and 2014, respectively. Upon completion of the FGL Merger, the Company’s consolidated results will reflect all reinsurance business on the fair value option.

	Fiscal
	2016	2015	2014
Capital expenditures:
Consumer Products	$95.2	$89.1	$73.4
Corporate	0.2	1.5	2.1
Consolidated capital expenditures	$95.4	$90.6	$75.5

	September 30,
	2016	2015
Total long-lived assets:
Consumer Products	$542.1	$507.1
Corporate assets	1.3	2.4
Consolidated total long-lived assets	$543.4	$509.5

	Fiscal
	2016	2015	2014
Net change in cash due to continuing operating activities
Consumer Products	$615.0	$444.9	$432.7
Insurance	(12.3)	(51.2)	(18.3)
Intersegment transactions	142.6	91.1	231.6
Net change in cash due to segment operating activities	745.3	484.8	646.0
Net change in cash due to corporate and other operating activities	(187.1)	(184.5)	(169.1)
Consolidated net change in cash due to continuing operating activities	$558.2	$300.3	$476.9
The Company’s geographic data disclosures are as follows:
Net consumer and other product sales to external customers:

	Fiscal
	2016	2015	2014
United States	$3,217.9	$2,950.6	$2,660.8
Outside the United States	1,821.8	1,782.5	1,788.4
Consolidated net consumer and other product sales to external customers	$5,039.7	$4,733.1	$4,449.2
Long-lived assets:

	September 30,
	2016	2015
United States	$323.4	$313.5
Outside the United States	220.0	196.0
Consolidated long-lived assets	$543.4	$509.5

(26) Consolidating Financial Information
The following schedules present the Company’s accompanying Consolidated Balance Sheets information at September 30, 2016 and 2015, and accompanying Consolidated Statements of Operations information for Fiscal 2016, 2015 and 2014. These schedules present the individual segments of the Company and their contribution to the Consolidated Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, some of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.
The Corporate and Other column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio and corporate long term debt, and the results of Salus and HGI Energy, as well as CorAmerica and FOH from their respective acquisition dates through the dates CorAmerica and FOH were deconsolidated. The elimination adjustments are for intercompany assets and liabilities, adjustments to align segment accounting policies with the consolidated basis, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

HRG Group, Inc. - Condensed Consolidating Balance Sheets Information

September 30, 2016	Consumer Products	Insurance	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Assets:
Investments in subsidiaries and affiliates	$—	$3.4	$2,405.3	$—	$(2,408.7)	$—
Affiliated loans and receivables	—	20.3	0.2	—	(20.5)	—
Cash and cash equivalents	275.3	32.1	189.9	—	—	497.3
Funds withheld receivables	—	1,725.0	—	—	(74.6)	1,650.4
Receivables, net	538.2	17.4	0.7	—	—	556.3
Inventories, net	740.6	—	—	—	—	740.6
Deferred tax assets	18.3	8.6	—	—	15.7	42.6
Property, plant and equipment, net	542.1	—	1.3	—	—	543.4
Goodwill	2,478.4	—	—	—	—	2,478.4
Intangibles, net	2,372.5	—	—	—	—	2,372.5
Other assets	103.7	18.1	34.6	—	16.2	172.6
Assets of business held for sale	—	—	—	26,738.7	—	26,738.7
Total assets	$7,069.1	$1,824.9	$2,632.0	$26,738.7	$(2,471.9)	$35,792.8

Liabilities and Equity:
Insurance reserves	$—	$1,685.9	$—	$—	$65.4	$1,751.3
Debt	3,620.2	—	1,747.7	—	63.0	5,430.9
Accounts payable and other current liabilities	931.6	6.1	51.6	—	0.5	989.8
Employee benefit obligations	120.2	—	5.2	—	—	125.4
Deferred tax liabilities	532.7	—	13.3	—	—	546.0
Other liabilities	20.4	3.5	8.3	—	(0.2)	32.0
Affiliated debt and payables	—	0.2	171.2	—	(171.4)	—
Liabilities of business held for sale	—	—	—	25,100.2	—	25,100.2
Total liabilities	5,225.1	1,695.7	1,997.3	25,100.2	(42.7)	33,975.6
Total shareholders’ equity	1,040.4	129.2	638.1	1,259.6	(2,429.2)	638.1
Noncontrolling interests	803.6	—	(3.4)	378.9	—	1,179.1
Total shareholders’ equity	1,844.0	129.2	634.7	1,638.5	(2,429.2)	1,817.2
Total liabilities and equity	$7,069.1	$1,824.9	$2,632.0	$26,738.7	$(2,471.9)	$35,792.8

September 30, 2015	Consumer Products	Insurance	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Assets:
Investment in subsidiaries and affiliates	$—	$10.6	$2,152.9	$—	$(2,163.5)	$—
Affiliated loans and receivables	—	31.1	1.2	—	(32.3)	—
Cash and cash equivalents	247.9	18.0	395.3	—	—	661.2
Funds withheld receivables	—	1,743.8	—	—	(33.7)	1,710.1
Receivables, net	586.6	25.6	1.5	—	0.2	613.9
Inventories, net	780.8	—	—	—	—	780.8
Deferred tax assets	9.3	23.6	9.6	—	14.2	56.7
Property, plant and equipment, net	507.1	—	2.4	—	—	509.5
Goodwill	2,476.7	—	10.7	—	—	2,487.4
Intangibles, net	2,480.3	—	—	—	—	2,480.3
Other assets	105.1	31.1	260.3	—	15.5	412.0
Assets of business held for sale	—	—	—	24,976.5	—	24,976.5
Assets of discontinued operations	—	—	—	343.1	—	343.1
Total assets	$7,193.8	$1,883.8	$2,833.9	$25,319.6	$(2,199.6)	$35,031.5

Liabilities and Equity:
Insurance reserves	$—	$1,731.9	$—	$—	$124.1	$1,856.0
Debt	3,905.9	—	1,748.0	—	330.7	5,984.6
Accounts payable and other current liabilities	993.0	5.4	61.4	—	2.2	1,062.0
Employee benefit obligations	88.1	—	4.8	—	—	92.9
Deferred tax liabilities	572.6	—	1.9	—	—	574.5
Other liabilities	27.3	7.1	13.5	—	8.4	56.3
Affiliated debt and payables	—	—	415.3	—	(415.3)	—
Liabilities of business held for sale	—	—	—	23,418.5	—	23,418.5
Liabilities of discontinued operations	—	—	—	398.6	—	398.6
Total liabilities	5,586.9	1,744.4	2,244.9	23,817.1	50.1	33,443.4
Total shareholders’ equity	900.4	139.4	586.7	1,209.9	(2,249.7)	586.7
Noncontrolling interests	706.5	—	2.3	292.6	—	1,001.4
Total shareholders’ equity	1,606.9	139.4	589.0	1,502.5	(2,249.7)	1,588.1
Total liabilities and equity	$7,193.8	$1,883.8	$2,833.9	$25,319.6	$(2,199.6)	$35,031.5

HRG Group, Inc. - Condensed Consolidating Statements of Operations Information

Fiscal 2016	Consumer Products	Insurance	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Revenues:
Net consumer and other product sales	$5,039.7	$—	$—	$—	$—	$5,039.7
Net investment income	—	2.4	8.0	—	56.6	67.0
Net investment gains (losses)	—	148.0	—	—	(46.9)	101.1
Insurance and investment product fees and other	—	—	0.9	—	6.7	7.6
Total revenues	5,039.7	150.4	8.9	—	16.4	5,215.4
Operating costs and expenses:
Cost of consumer products and other goods sold	3,119.8	—	—	—	—	3,119.8
Benefits and other changes in policy reserves	—	153.2	—	—	(50.2)	103.0
Selling, acquisition, operating and general expenses	1,165.0	9.6	69.4	—	(0.4)	1,243.6
Impairments and bad debt expense	4.7	—	23.5	—	(1.1)	27.1
Amortization of intangibles	93.9	—	—	—	—	93.9
Total operating costs and expenses	4,383.4	162.8	92.9	—	(51.7)	4,587.4
Operating income	656.3	(12.4)	(84.0)	—	68.1	628.0
Equity in net income of subsidiaries	—	—	43.0	—	(43.0)	—
Interest expense	(250.0)	—	(143.1)	—	(4.0)	(397.1)
Affiliated interest expense	—	—	(12.2)	—	12.2	—
Other income (expense), net	(8.6)	—	11.1	—	(1.5)	1.0
Income (loss) from continuing operations before income taxes	397.7	(12.4)	(185.2)	—	31.8	231.9
Income tax expense (benefit)	40.0	(2.4)	18.9	—	(15.0)	41.5
Net income (loss) from continuing operations	357.7	(10.0)	(204.1)	—	46.8	190.4
(Loss) income from discontinued operations, net of tax	—	—	—	(224.3)	—	(224.3)
Net (loss) income	357.7	(10.0)	(204.1)	(224.3)	46.8	(33.9)
Less: Net income attributable to noncontrolling interest	151.1	—	(5.3)	19.1	—	164.9
Net loss attributable to controlling interest	$206.6	$(10.0)	$(198.8)	$(243.4)	$46.8	$(198.8)

Fiscal 2015	Consumer Products	Insurance	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Revenues:
Net consumer and other product sales	$4,690.4	$—	$42.7	$—	$—	$4,733.1
Net investment income	—	8.9	20.6	—	54.8	84.3
Net investment gains (losses)	—	(107.7)	—	—	(6.3)	(114.0)
Insurance and investment product fees and other	—	—	0.1	—	6.2	6.3
Total revenues	4,690.4	(98.8)	63.4	—	54.7	4,709.7
Operating costs and expenses:
Cost of consumer products and other goods sold	3,020.0	—	30.9	—	—	3,050.9
Benefits and other changes in policy reserves	—	(43.5)	—	—	114.1	70.6
Selling, acquisition, operating and general expenses	1,108.5	13.4	181.1	—	(1.7)	1,301.3
Impairments and bad debt expense	—	—	148.1	—	5.2	153.3
Amortization of intangibles	87.8	—	—	—	—	87.8
Total operating costs and expenses	4,216.3	(30.1)	360.1	—	117.6	4,663.9
Operating income	474.1	(68.7)	(296.7)	—	(62.9)	45.8
Equity in net loss of subsidiaries	—	—	(232.4)	—	232.4	—
Interest expense	(271.9)	—	(124.2)	—	(5.5)	(401.6)
Affiliated interest expense	—	—	(29.6)	—	29.6	—
Gain on deconsolidation of subsidiary	—	—	38.5	—	—	38.5
Other income (expense), net	(8.9)	—	29.8	—	(10.7)	10.2
Income (loss) from continuing operations before income taxes	193.3	(68.7)	(614.6)	—	182.9	(307.1)
Income tax expense (benefit)	43.9	(24.0)	(17.5)	—	(18.6)	(16.2)
Net income (loss) from continuing operations	149.4	(44.7)	(597.1)	—	201.5	(290.9)
(Loss) income from discontinued operations, net of tax	—	—	—	(221.5)	—	(221.5)
Net (loss) income	149.4	(44.7)	(597.1)	(221.5)	201.5	(512.4)
Less: Net income attributable to noncontrolling interest	62.7	—	(40.3)	22.0	—	44.4
Net loss attributable to controlling interest	$86.7	$(44.7)	$(556.8)	$(243.5)	$201.5	$(556.8)

Fiscal 2014	Consumer Products	Insurance	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Revenues:
Net consumer and other product sales	$4,429.1	$—	$20.1	$—	$—	$4,449.2
Net investment income	—	9.3	33.4	—	47.4	90.1
Net investment gains (losses)	—	135.0	—	—	(45.7)	89.3
Insurance and investment product fees and other	—	—	—	—	6.1	6.1
Total revenues	4,429.1	144.3	53.5	—	7.8	4,634.7
Operating costs and expenses:
Cost of consumer products and other goods sold	2,860.3	—	15.3	—	—	2,875.6
Benefits and other changes in policy reserves	—	92.8	—	—	(25.9)	66.9
Selling, acquisition, operating and general expenses	1,005.2	11.4	163.0	—	1.4	1,181.0
Impairments and bad debt expense	—	—	2.3	—	(0.2)	2.1
Amortization of intangibles	81.7	—	—	—	—	81.7
Total operating costs and expenses	3,947.2	104.2	180.6	—	(24.7)	4,207.3
Operating income	481.9	40.1	(127.1)	—	32.5	427.4
Equity in net income of subsidiaries	—	—	251.6	—	(251.6)	—
Interest expense	(202.1)	—	(89.7)	—	(7.0)	(298.8)
Affiliated interest expense	—	—	(15.6)	—	15.6	—
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	—	(12.7)	—	—	(12.7)
Other income (expense), net	(6.3)	—	(5.4)	—	(0.2)	(11.9)
Income (loss) from continuing operations before income taxes	273.5	40.1	1.1	—	(210.7)	104.0
Income tax expense (benefit)	59.0	15.7	1.2	—	13.7	89.6
Net income (loss) from continuing operations	214.5	24.4	(0.1)	—	(224.4)	14.4
(Loss) income from discontinued operations, net of tax	—	—	—	87.3	—	87.3
Net (loss) income	214.5	24.4	(0.1)	87.3	(224.4)	101.7
Less: Net income attributable to noncontrolling interest	88.9	—	10.2	12.9	—	112.0
Net loss attributable to controlling interest	125.6	24.4	(10.3)	74.4	(224.4)	(10.3)
Less: Preferred stock dividends, accretion and loss on conversion	—	—	73.6	—	—	73.6
Net loss attributable to common and participating preferred stockholders	$125.6	$24.4	$(83.9)	$74.4	$(224.4)	$(83.9)

(27) Quarterly Results (Unaudited)

	Quarter Ended
	September 30,		June 30,		March 31,		December 31,
	2016	2015	2016	2015	2016	2015	2015	2014
Net consumer and other product sales	$1,249.7	$1,308.1	$1,361.6	$1,249.7	$1,209.6	$1,086.5	$1,218.8	$1,088.8
Total revenues	1,308.6	1,281.5	1,437.4	1,202.9	1,260.0	1,117.8	1,209.4	1,107.5
Net consumer and other product gross profit	485.7	467.5	530.7	458.4	462.8	379.5	440.7	376.8
Net income (loss) from continuing operations	(9.6)	(95.0)	141.5	(24.7)	56.5	(85.1)	2.0	(86.1)
(Loss) income from discontinued operations, net of tax	45.8	(32.1)	(234.5)	(16.7)	(40.6)	(152.4)	5.0	(20.3)
Net (loss) income	36.2	(127.1)	(93.0)	(41.4)	15.9	(237.5)	7.0	(106.4)
Net loss attributable to controlling interest	(7.3)	(143.1)	(132.9)	(75.6)	(24.7)	(228.3)	(33.9)	(109.8)

Net loss per common share attributable to controlling interest:
Basic income (loss) from continuing operations	$(0.24)	$(0.53)	$0.52	$(0.21)	$0.09	$(0.40)	$(0.15)	$(0.44)
Basic (loss) income from discontinued operations	0.20	(0.20)	(1.19)	(0.17)	(0.22)	(0.76)	(0.02)	(0.12)
Basic	$(0.04)	$(0.73)	$(0.67)	$(0.38)	$(0.13)	$(1.16)	$(0.17)	$(0.56)

Diluted income (loss) from continuing operations	$(0.24)	$(0.53)	$0.51	$(0.21)	$0.09	$(0.40)	$(0.15)	$(0.44)
Diluted (loss) income from discontinued operations	0.20	(0.20)	(1.17)	(0.17)	(0.22)	(0.76)	(0.02)	(0.12)
Diluted	$(0.04)	$(0.73)	$(0.66)	$(0.38)	$(0.13)	$(1.16)	$(0.17)	$(0.56)
As previously discussed in Note 1, Basis of Presentation and Nature of Operations, and Note 4, Divestitures, during the fourth quarter of Fiscal 2016, the Company completed the sale of its equity interests in Compass. As a result, Compass was presented as discontinued operations in the accompanying Consolidated Statements of Operations. The impact of the adoption of classifying the results of operations of Compass as discontinued operations and to the Company’s previously reported quarterly results for the quarters ended June 30, 2016 and 2015, March 31, 2016 and 2015, and December 31, 2016 and 2015 is presented below.

	Quarter Ended June 30, 2016			Quarter Ended June 30, 2015
	Reported	Adjustment	As Revised	Reported	Adjustment	As Revised
Net consumer and other product sales	$1,361.6	$—	$1,361.6	$1,249.7	$—	$1,249.7
Total revenues	1,447.1	(9.7)	1,437.4	1,227.2	(24.3)	1,202.9
Net consumer and other product gross profit	530.7	—	530.7	458.4	—	458.4
Net income (loss) from continuing operations	115.4	26.1	141.5	(144.3)	119.6	(24.7)
(Loss) income from discontinued operations, net of tax	(208.4)	(26.1)	(234.5)	102.9	(119.6)	(16.7)
Net (loss) income	(93.0)	—	(93.0)	(41.4)	—	(41.4)
Net loss attributable to controlling interest	(132.9)	—	(132.9)	(75.6)	—	(75.6)

Net loss per common share attributable to controlling interest:
Basic income (loss) from continuing operations	$0.39	$0.13	$0.52	$(0.82)	$0.61	$(0.21)
Basic (loss) income from discontinued operations	(1.06)	(0.13)	(1.19)	0.44	(0.61)	(0.17)
Basic	$(0.67)	$—	$(0.67)	$(0.38)	$—	$(0.38)

Diluted income (loss) from continuing operations	$0.38	$0.13	$0.51	$(0.82)	$0.61	$(0.21)
Diluted (loss) income from discontinued operations	(1.04)	(0.13)	(1.17)	0.44	(0.61)	(0.17)
Diluted	$(0.66)	$—	$(0.66)	$(0.38)	$—	$(0.38)

	Quarter Ended March 31, 2016			Quarter Ended March 31, 2015
	Reported	Adjustment (a)	As Revised	Reported	Adjustment	As Revised
Net consumer and other product sales	$1,209.6	$—	$1,209.6	$1,086.5	$—	$1,086.5
Total revenues	1,269.5	(9.5)	1,260.0	1,143.8	(26.0)	1,117.8
Net consumer and other product gross profit	462.8	—	462.8	379.5	—	379.5
Net income (loss) from continuing operations	11.6	44.9	56.5	(243.3)	158.2	(85.1)
(Loss) income from discontinued operations, net of tax	(13.1)	(27.5)	(40.6)	5.8	(158.2)	(152.4)
Net (loss) income	(1.5)	17.4	15.9	(237.5)	—	(237.5)
Net loss attributable to controlling interest	(34.8)	10.1	(24.7)	(228.3)	—	(228.3)

Net loss per common share attributable to controlling interest:
Basic income (loss) from continuing operations	$(0.10)	$0.19	$0.09	$(1.20)	$0.80	$(0.40)
Basic (loss) income from discontinued operations	(0.08)	(0.14)	(0.22)	0.04	(0.80)	(0.76)
Basic	$(0.18)	$0.05	$(0.13)	$(1.16)	$—	$(1.16)

Diluted income (loss) from continuing operations	$(0.10)	$0.19	$0.09	$(1.20)	$0.80	$(0.40)
Diluted (loss) income from discontinued operations	(0.08)	(0.14)	(0.22)	0.04	(0.80)	(0.76)
Diluted	$(0.18)	$0.05	$(0.13)	$(1.16)	$—	$(1.16)
(a) As previously discussed in Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, the Company adopted ASU 2016-09. The Company has elected to early adopt ASU 2016-09 effective as if adopted the first day of the fiscal year, October 1, 2015. For the three months ended December 31, 2015, there was an additional $4.3 of unrecognized deferred tax assets attributable to excess tax benefits that were not previously recognized. The Company did not record an adjustment for the adoption of ASU 2016-09 as the incremental deferred tax assets were also fully offset by a corresponding increase in the deferred tax asset valuation allowance as of December 31, 2015. The impact of the adoption of ASU 2016-09 to the Company’s previously reported quarterly results for the quarter ended March 31, 2016 was increases to Net income (loss) from continuing operations, Net (loss) income, Net loss attributable to controlling interest, and Basic and Diluted income (loss) from continuing operations per share of $17.4, $17.4, $10.1, and $0.05, respectively and is reflected in the table above.

	Quarter Ended December 31, 2015			Quarter Ended December 31, 2014
	Reported	Adjustment	As Revised	Reported	Adjustment	As Revised
Net consumer and other product sales	$1,218.8	$—	$1,218.8	$1,088.8	$—	$1,088.8
Total revenues	1,226.2	(16.8)	1,209.4	1,141.8	(34.3)	1,107.5
Net consumer and other product gross profit	440.7	—	440.7	376.8	—	376.8
Net income (loss) from continuing operations	42.6	(40.6)	2.0	(123.4)	37.3	(86.1)
(Loss) income from discontinued operations, net of tax	(35.6)	40.6	5.0	17.0	(37.3)	(20.3)
Net (loss) income	7.0	—	7.0	(106.4)	—	(106.4)
Net loss attributable to controlling interest	(33.9)	—	(33.9)	(109.8)	—	(109.8)

Net loss per common share attributable to controlling interest:
Basic income (loss) from continuing operations	$0.06	$(0.21)	$(0.15)	$(0.63)	$0.19	$(0.44)
Basic (loss) income from discontinued operations	(0.23)	0.21	(0.02)	0.07	(0.19)	(0.12)
Basic	$(0.17)	$—	$(0.17)	$(0.56)	$—	$(0.56)

Diluted income (loss) from continuing operations	$0.06	$(0.21)	$(0.15)	$(0.63)	$0.19	$(0.44)
Diluted (loss) income from discontinued operations	(0.23)	0.21	(0.02)	0.07	(0.19)	(0.12)
Diluted	$(0.17)	$—	$(0.17)	$(0.56)	$—	$(0.56)

SCHEDULE I
HRG GROUP, INC. AND SUBSIDIARIES
Summary of Investments — Other than Investments in Related Parties
September 30, 2016
(In millions)

	Amortized Cost (a)	Fair Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$72.8	$74.0	$74.0
States, municipalities and political subdivisions	61.6	66.4	66.4
Foreign governments	2.6	2.8	2.8
Public utilities	146.8	145.5	145.5
All other corporate bonds	881.7	887.8	887.8
Mortgage-backed, asset-backed and collateralized	357.5	350.4	350.4
Total fixed maturities	1,523.0	1,526.9	1,526.9
Equity securities:
Nonredeemable preferred stock	8.8	8.2	8.2
Policy loans	8.5	8.5	8.5
Short-term investments	95.5	95.5	95.5
Other invested assets	—	—	—
Derivative investments	9.8	11.3	11.3
Total investments included in funds withheld receivables (b)	$1,645.6	$1,650.4	$1,650.4

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

(b)	This represents the underlying investments in Front Street’s funds withheld receivables portfolio.
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
Condensed Financial Information of the Registrant
HRG GROUP, INC. (Registrant Only)
BALANCE SHEETS
(In millions)

	September 30,
	2016	2015
ASSETS
Cash and cash equivalents	$170.9	$297.2
Receivables, net	0.1	0.8
Total current assets	171.0	298.0
Investments in consolidated subsidiaries (a)	1,870.1	2,040.8
Advances to consolidated subsidiaries	9.6	9.5
Deferred tax assets	351.2	2.0
Properties, net	1.1	1.3
Other assets	0.6	1.1
Total assets	$2,403.6	$2,352.7
LIABILITIES AND EQUITY
Accounts payable	$0.2	$1.6
Accrued and other current liabilities	48.2	51.8
Total current liabilities	48.4	53.4
Long-term debt	1,711.2	1,705.1
Employee benefit obligations	5.2	4.7
Deferred tax liabilities	—	2.0
Other liabilities	0.7	0.8
Total liabilities	1,765.5	1,766.0
Shareholders’ equity:
Common stock	2.0	2.0
Additional paid-in capital	1,447.1	1,458.5
Accumulated deficit	(1,031.9)	(833.1)
Accumulated other comprehensive income	220.9	(40.7)
Total shareholders’ equity	638.1	586.7
Total liabilities and equity	$2,403.6	$2,352.7
(a) Includes $1,259.6 at September 30, 2016 related to the Company’s investment in FGL and $1,209.9 at September 30, 2015 related to the Company’s investments in FGL and Compass, which were classified as business held for sale and business in discontinued operations, respectively.
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
(continued)

HRG GROUP, INC. (Registrant Only)
STATEMENTS OF OPERATIONS
(In millions)

	Fiscal
	2016	2015	2014
Revenues	$—	$—	$—
Cost of revenues	—	—	—
Gross profit	—	—	—
Operating expenses:
General and administrative	50.7	100.2	111.1
Acquisition related charges	0.2	0.4	4.2
Total operating expenses	50.9	100.6	115.3
Operating loss	(50.9)	(100.6)	(115.3)
Other income (expense):
Equity in net (loss) income of subsidiaries (a)	(214.8)	(357.2)	207.7
Interest expense	(143.1)	(124.2)	(89.7)
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	—	(12.7)
Gain on contingent purchase price reduction	—	8.5	0.5
Other, net	2.0	15.2	0.1
Loss before income taxes	(406.8)	(558.3)	(9.4)
Income tax (benefit) expense (b)	(208.0)	(1.5)	0.9
Net (loss)	(198.8)	(556.8)	(10.3)
Less: Preferred stock dividends and accretion and loss on conversion	—	—	73.6
Net loss attributable to common and participating preferred stockholders	$(198.8)	$(556.8)	$(83.9)
(a) Includes $(243.4), $(243.5), and $74.4 for Fiscal 2016, 2015 and 2014, respectively, related to the Company’s investments in FGL and Compass, which were classified as discontinued operations.
(b) Includes income tax benefit of $(206.2) for Fiscal 2016 related to classifying the Company’s ownership interest in FGL as held for sale
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
(continued)

HRG GROUP, INC. (Registrant Only)
STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(198.8)	$(556.8)	$(10.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net income of subsidiaries	214.8	357.2	(207.7)
Dividends from subsidiaries	63.5	65.7	118.0
Depreciation of properties	0.3	0.5	0.2
Stock-based compensation	13.7	25.0	27.0
Amortization of debt issuance costs	2.7	4.4	3.5
Amortization of debt discount	3.3	1.8	1.5
Deferred income taxes	(205.8)	—	—
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	—	12.7
Gain on contingent purchase price reduction	—	(8.5)	(0.5)
Changes in operating assets and liabilities:
Accounts payable and accrued and other current liabilities	(5.4)	(35.4)	43.5
Other operating activities	1.8	64.4	(0.7)
Net change in cash due to operating activities	(109.9)	(81.7)	(12.8)
Cash flows from investing activities:
Capital contributions to consolidated subsidiaries	(2.9)	(406.4)	(115.5)
Capital expenditures	(0.1)	(1.2)	(0.3)
Net change in cash due to investing activities	(3.0)	(407.6)	(115.8)
Cash flows from financing activities:
Dividends paid on preferred stock	—	—	(28.6)
Proceeds from senior secured notes	—	409.6	400.0
Debt issuance costs	—	(6.8)	(10.4)
Common stock repurchased	—	(22.1)	(65.6)
Share based award tax withholding payments	(17.8)	(18.3)	(6.5)
Other financing activities	4.4	4.1	2.8
Net change in cash due to financing activities	(13.4)	366.5	291.7
Net increase in cash and cash equivalents	(126.3)	(122.8)	163.1
Cash and cash equivalents at beginning of period	297.2	420.0	256.9
Cash and cash equivalents at end of period	$170.9	$297.2	$420.0
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE III
HRG GROUP, INC. AND SUBSIDIARIES
Supplementary Insurance Information
(In millions)

	As of or for the year ended September 30,
	2016	2015	2014
Life Insurance (single segment):
Future policy benefits, losses, claims and loss expenses	$1,751.3	$1,856.0	$1,418.4
Net investment income	63.5	68.2	61.7
Benefits, claims, losses and settlement expenses	(103.0)	(70.6)	(66.9)
Other operating expenses	(9.6)	(13.4)	(11.4)
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
HRG GROUP, INC. AND SUBSIDIARIES
Reinsurance
(In millions)

Fiscal 2016	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$—	$—	$244.5	$244.5	100.0%
Premiums and other considerations:
Traditional life insurance premiums	$—	$—	$5.7	$5.7	100.0%
Annuity product charges	—	—	96.3	96.3	100.0%
Total premiums and other considerations	$—	$—	$102.0	$102.0	100.0%

Fiscal 2015	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$—	$—	$255.5	$255.5	100.0%
Premiums and other considerations:
Traditional life insurance premiums	$—	$—	$3.9	$3.9	100.0%
Annuity product charges	—	—	94.2	94.2	100.0%
Total premiums and other considerations	$—	$—	$98.1	$98.1	100.0%

Fiscal 2014	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$—	$—	$—	$—	—%
Premiums and other considerations:
Traditional life insurance premiums	$—	$—	$0.9	$0.9	100.0%
Annuity product charges	—	—	5.3	5.3	100.0%
Total premiums and other considerations	$—	$—	$6.2	$6.2	100.0%
See accompanying Report of Independent Registered Public Accounting Firm.

HRG GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS OF CERTAIN SUBSIDIARIES INCLUDED PURSUANT TO RULE 3-16 OF REGULATION S-X

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

This report is a combined report of Spectrum Brands Holdings, Inc. (“SBH)” and SB/RH Holdings, LLC (“SB/RH”). The notes to the consolidated financial statements include consolidated SBH footnotes and certain footnotes related to SB/RH.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Spectrum Brands Holdings, Inc.:
We have audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries (the Company) as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 17, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Milwaukee, Wisconsin
November 17, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Spectrum Brands Holdings, Inc.:

We have audited Spectrum Brands Holdings, Inc. and subsidiaries (the Company) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Spectrum Brands Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2016, and our report dated November 17, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Milwaukee, Wisconsin
November 17, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholder
SB/RH Holdings, LLC:
We have audited the accompanying consolidated statements of financial position of SB/RH Holdings, LLC and subsidiaries (the Company) as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the years in the three-year period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SB/RH Holdings, LLC and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Milwaukee, Wisconsin
November 17, 2016

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Financial Position
September 30, 2016 and 2015
(in millions, except per share figures)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$275.3	$247.9
Trade receivables, net	482.6	498.8
Other receivables	55.6	87.9
Inventories	740.6	780.8
Prepaid expenses and other current assets	78.8	72.1
Total current assets	1,632.9	1,687.5
Property, plant and equipment, net	542.1	507.1
Deferred charges and other	43.2	42.2
Goodwill	2,478.4	2,476.7
Intangible assets, net	2,372.5	2,480.3
Total assets	$7,069.1	$7,193.8
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	164.0	33.8
Accounts payable	580.1	620.6
Accrued wages and salaries	122.9	96.5
Accrued interest	39.3	63.3
Other current liabilities	189.3	212.7
Total current liabilities	1,095.6	1,026.9
Long-term debt, net of current portion	3,456.2	3,872.1
Deferred income taxes	532.7	572.5
Other long-term liabilities	140.6	115.5
Total liabilities	5,225.1	5,587.0
Commitments and contingencies (Note 18)
Shareholders' equity:
Common Stock, $0.01 par value: Authorized - 200.0 shares; Issued - 61.5 and 61.1 shares respectively; Outstanding - 59.4 and 59.4 shares, respectively.	0.6	0.6
Additional paid-in capital	2,073.6	2,033.6
Accumulated earnings (deficit)	63.6	(205.5)
Accumulated other comprehensive loss, net of tax	(229.4)	(200.1)
Treasury stock, at cost	(108.3)	(65.5)
Total shareholders' equity	1,800.1	1,563.1
Noncontrolling interest	43.9	43.7
Total equity	1,844.0	1,606.8
Total liabilities and equity	$7,069.1	$7,193.8
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Income
Years ended September 30, 2016, 2015 and 2014
(in millions, except per share figures)

	2016	2015	2014
Net sales	$5,039.7	$4,690.4	$4,429.1
Cost of goods sold	3,119.3	3,018.0	2,856.5
Restructuring and related charges	0.5	2.1	3.7
Gross profit	1,919.9	1,670.3	1,568.9
Selling	776.6	720.7	678.2
General and administrative	372.3	338.8	321.6
Research and development	58.7	51.3	47.9
Acquisition and integration related charges	36.7	58.8	20.1
Restructuring and related charges	14.7	26.6	19.2
Write-off from impairment of intangible assets	4.7	—	—
Total operating expenses	1,263.7	1,196.2	1,087.0
Operating income	656.2	474.1	481.9
Interest expense	250.0	271.9	202.1
Other non-operating expense, net	8.6	8.9	6.3
Income from operations before income taxes	397.6	193.3	273.5
Income tax expense	40.0	43.9	59.0
Net income	357.6	149.4	214.5
Net income attributable to non-controlling interest	0.5	0.5	0.4
Net income attributable to controlling interest	$357.1	$148.9	$214.1
Earnings Per Share
Basic earnings per share	$6.02	$2.68	$4.07
Diluted earnings per share	5.99	2.66	4.02
Dividends per share	1.47	1.27	1.15
Weighted Average Shares Outstanding
Basic	59.3	55.6	52.6
Diluted	59.6	55.9	53.3
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
Years ended September 30, 2016, 2015 and 2014
(in millions)

	2016	2015	2014
Net income	$357.6	$149.4	$214.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation loss, net tax of $2.3, $0.0 and $0.0, respectively	(8.5)	(113.0)	(32.6)
Unrealized gain (loss) on hedging activity, net tax of $2.9, $3.0, and $4.2, respectively	7.1	(13.2)	11.5
Defined benefit pension loss, net tax of $(10.8), $0.5 and $(1.6), respectively	(28.2)	(11.0)	(3.6)
Other comprehensive loss, net of tax	(29.6)	(137.2)	(24.7)
Comprehensive income	328.0	12.2	189.8
Comprehensive (loss) income attributable to non-controlling interest	(0.3)	(0.2)	0.4
Comprehensive income attributable to controlling interest	$328.3	$12.4	$189.4
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Shareholders’ Equity
Years ended September 30, 2016, 2015 and 2014
(in millions)

					Accumulated
			Additional	Accumulated	Other		Total	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury	Shareholders'	controlling	Total
	Shares	Amount	Capital	(Deficit)	Loss	Stock	Equity	Interest	Equity
Balances as of September 30, 2013	52.2	$0.5	$1,410.7	$(435.9)	$(38.5)	$(39.8)	$897.0	$43.1	$940.1
Net income	—	—	—	214.1	—	—	214.1	0.4	214.5
Other comprehensive loss, net of tax	—	—	—	—	(24.6)	—	(24.6)	(0.1)	(24.7)
Restricted stock issued and related tax withholdings	0.6	—	(25.0)	—	—	—	(25.0)	—	(25.0)
Share based compensation	—	—	47.7	—	—	—	47.7	—	47.7
Treasury stock purchases	(0.1)	—	—	—	—	(4.5)	(4.5)	—	(4.5)
Dividend declared	—	—	—	(61.3)	—	—	(61.3)	—	(61.3)
Balances at September 30, 2014	52.7	0.5	1,433.4	(283.1)	(63.1)	(44.3)	1,043.4	43.4	1,086.8
Net income	—	—	—	148.9	—	—	148.9	0.5	149.4
Other comprehensive loss, net of tax	—	—	—	—	(137.0)	—	(137.0)	(0.2)	(137.2)
Common stock issuance	6.5	0.1	585.9	—	—	—	586.0	—	586.0
Restricted stock issued and related tax withholdings	0.4	—	(15.4)	—	—	—	(15.4)	—	(15.4)
Share based compensation	—	—	29.7	—	—	—	29.7	—	29.7
Treasury stock purchases	(0.2)	—	—	—	—	(21.2)	(21.2)	—	(21.2)
Dividend declared	—	—	—	(71.3)	—	—	(71.3)	—	(71.3)
Balances at September 30, 2015	59.4	0.6	2,033.6	(205.5)	(200.1)	(65.5)	1,563.1	43.7	1,606.8
Net income	—	—	—	357.1	—	—	357.1	0.5	357.6
Other comprehensive loss, net of tax	—	—	—	—	(29.3)	—	(29.3)	(0.3)	(29.6)
Restricted stock issued and related tax withholdings	0.4	—	0.4	—	—	—	0.4	—	0.4
Share based compensation	—	—	39.6	—	—	—	39.6	—	39.6
Treasury stock purchases	(0.4)	—	—	—	—	(42.8)	(42.8)	—	(42.8)
Dividend declared	—	—	—	(88.0)	—	—	(88.0)	—	(88.0)
Balances at September 30, 2016	59.4	$0.6	$2,073.6	$63.6	$(229.4)	$(108.3)	$1,800.1	$43.9	$1,844.0
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years ended September 30, 2016, 2015 and 2014
(in millions)

	2016	2015	2014
Cash flows from operating activities
Net income	$357.6	$149.4	$214.5
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	93.9	87.8	81.7
Depreciation	89.1	82.2	75.9
Share based compensation	64.4	47.6	46.8
Non-cash inventory adjustment from acquisitions	—	21.7	—
Non-cash restructuring and related charges	5.6	19.1	9.2
Write off for impairment of intangible assets	4.7	—	—
Amortization of debt issuance costs	11.6	12.6	12.8
Write-off of debt issuance costs on retired debt	5.8	11.2	6.4
Non-cash debt accretion	2.3	3.0	3.1
Write-off of unamortized discount on retired debt	—	1.7	2.8
Deferred tax (benefit) expense	(25.5)	(4.6)	1.9
Net changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	48.5	93.4	32.5
Inventories	40.2	(54.5)	10.6
Prepaid expenses and other current assets	(7.5)	(3.1)	(0.6)
Accounts payable and accrued liabilities	(40.5)	48.7	(36.5)
Other	(35.2)	(71.9)	(28.4)
Net cash provided by operating activities	615.0	444.3	432.7
Cash flows from investing activities
Purchases of property, plant and equipment	(95.2)	(89.1)	(73.3)
Business acquisitions, net of cash acquired	—	(1,191.1)	(27.6)
Proceeds from sales of property, plant and equipment	1.0	1.4	9.2
Other investing activities	(4.2)	(0.9)	(1.8)
Net cash used by investing activities	(98.4)	(1,279.7)	(93.5)
Cash flows from financing activities
Proceeds from issuance of debt	485.0	3,281.4	524.2
Payment of debt	(819.5)	(2,793.1)	(770.9)
Payment of debt issuance costs	(9.3)	(38.1)	(5.4)
Payment of cash dividends	(87.2)	(70.7)	(61.9)
Treasury stock purchases	(42.8)	(21.2)	(4.5)
Payment of contingent consideration	(3.2)	—	—
Share based tax withholding payments, net of proceeds upon vesting	(10.8)	(2.6)	(25.0)
Net proceeds from issuance of common stock	—	562.7	—
Net cash (used) provided by financing activities	(487.8)	918.4	(343.5)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	(2.5)	—
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(27.2)	(8.3)
Net increase (decrease) in cash and cash equivalents	27.4	53.3	(12.6)
Cash and cash equivalents, beginning of period	247.9	194.6	207.2
Cash and cash equivalents, end of period	$275.3	$247.9	$194.6
Supplemental disclosure of cash flow information
Cash paid for interest	$253.9	$250.3	$178.7
Cash paid for taxes	35.4	54.4	80.7
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	37.6	4.1	34.4
Non cash financing activities
Issuance of shares through stock compensation plan	47.9	49.8	40.0
Assumption of AAG debt	—	540.0
See accompany notes to the consolidated financial statements.

SB/RH Holdings, LLC
Consolidated Statements of Financial Position
September 30, 2016 and 2015
(in millions)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$270.8	$247.9
Trade receivables, net	482.6	498.8
Other receivables	55.6	87.9
Inventories	740.6	780.8
Prepaid expenses and other current assets	78.8	72.1
Total current assets	1,628.4	1,687.5
Property, plant and equipment, net	542.1	507.1
Deferred charges and other	32.1	42.1
Goodwill	2,478.4	2,476.7
Intangible assets, net	2,372.5	2,480.3
Total assets	7,053.5	7,193.7
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	164.0	68.5
Accounts payable	580.1	620.6
Accrued wages and salaries	122.9	96.5
Accrued interest	39.3	63.3
Other current liabilities	188.3	211.9
Total current liabilities	1,094.6	1,060.8
Long-term debt, net of current portion	3,456.2	3,872.1
Deferred income taxes	532.7	572.5
Other long-term liabilities	140.6	115.5
Total liabilities	5,224.1	5,620.9
Commitments and contingencies (Note 18)
Shareholder's equity:
Other capital	2,000.9	1,969.9
Accumulated earnings (deficit)	8.1	(246.7)
Accumulated other comprehensive loss, net of tax	(229.4)	(200.1)
Total shareholder's equity	1,779.6	1,523.1
Noncontrolling interest	49.8	49.7
Total equity	1,829.4	1,572.8
Total liabilities and equity	$7,053.5	$7,193.7
See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Income
Years ended September 30, 2016, 2015 and 2014
(in millions)

	2016	2015	2014
Net sales	$5,039.7	$4,690.4	$4,429.1
Cost of goods sold	3,119.3	3,018.0	2,856.5
Restructuring and related charges	0.5	2.1	3.7
Gross profit	1,919.9	1,670.3	1,568.9
Selling	776.6	720.7	678.2
General and administrative	366.6	332.4	319.0
Research and development	58.7	51.3	47.9
Acquisition and integration related charges	36.7	58.8	20.1
Restructuring and related charges	14.7	26.6	19.2
Write-off from impairment of intangible assets	4.7	—	—
Total operating expenses	1,258.0	1,189.8	1,084.4
Operating income	661.9	480.5	484.5
Interest expense	250.0	271.9	202.1
Other non-operating expense, net	8.6	8.9	6.3
Income from operations before income taxes	403.3	199.7	276.1
Income tax expense	51.0	43.9	59.0
Net income	352.3	155.8	217.1
Net income attributable to non-controlling interest	0.4	0.4	0.3
Net income attributable to controlling interest	$351.9	$155.4	$216.8
See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Comprehensive Income
Years ended September 30, 2016, 2015 and 2014
(in millions)

	2016	2015	2014
Net income	$352.3	$155.8	$217.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation loss, net tax of $2.3, $0.0, and $0.0 respectively	(8.5)	(113.0)	(32.5)
Unrealized gain (loss) on hedging activity, net tax of $2.9, $3.0, and $4.2, respectively	7.1	(13.2)	11.5
Defined benefit pension loss, net tax of $(10.8), $0.5 and $(1.6), respectively	(28.2)	(11.0)	(3.6)
Other comprehensive loss, net of tax	(29.6)	(137.2)	(24.6)
Comprehensive income	322.7	18.6	192.5
Comprehensive (loss) income attributable to non-controlling interest	(0.3)	(0.2)	0.4
Comprehensive income attributable to controlling interest	$323.0	$18.8	$192.1
See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Shareholder’s Equity
Years ended September 30, 2016, 2015 and 2014
(in millions)

			Accumulated
		Accumulated	Other	Total	Non-
	Other	Earnings	Comprehensive	Shareholder's	controlling
	Capital	(Deficit)	(Loss)	Equity	Interest	Total Equity
Balances at September 30, 2013	$1,393.1	$(469.9)	$(38.5)	$884.7	$49.2	$933.9
Net income	—	216.8	—	216.8	0.3	217.1
Other comprehensive loss, net of tax	—	—	(24.6)	(24.6)	—	(24.6)
Restricted stock issued and related tax withholdings	(25.0)	—	—	(25.0)	—	(25.0)
Share based compensation	45.7	—	—	45.7	—	45.7
Dividends declared	—	(76.9)	—	(76.9)	—	(76.9)
Balances at September 30, 2014	1,413.8	(330.0)	(63.1)	1,020.7	49.5	1,070.2
Net income	—	155.4	—	155.4	0.4	155.8
Other comprehensive loss, net of tax	—	—	(137.0)	(137.0)	(0.2)	(137.2)
Contribution from parent	570.6	—	—	570.6	—	570.6
Restricted stock issued and related tax withholdings	(38.4)	—	—	(38.4)	—	(38.4)
Share based compensation	23.9	—	—	23.9	—	23.9
Dividends declared	—	(72.1)	—	(72.1)	—	(72.1)
Balances at September 30, 2015	1,969.9	(246.7)	(200.1)	1,523.1	49.7	1,572.8
Net income	—	351.9	—	351.9	0.4	352.3
Other comprehensive loss, net of tax	—	—	(29.3)	(29.3)	(0.3)	(29.6)
Contribution from parent	5.6	—	—	5.6	—	5.6
Restricted stock issued and related tax withholdings	(9.1)	—	—	(9.1)	—	(9.1)
Share based compensation	34.5	—	—	34.5	—	34.5
Dividends declared	—	(97.1)	—	(97.1)	—	(97.1)
Balances at September 30, 2016	$2,000.9	$8.1	$(229.4)	$1,779.6	$49.8	$1,829.4
See accompanying notes to the consolidated financial statements.

SB/RH Holdings, LLC
Consolidated Statements of Cash Flows
Years ended September 30, 2016, 2015 and 2014
(in millions)

	2016	2015	2014
Cash flows from operating activities
Net income	$352.3	$155.8	$217.1
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	93.9	87.8	81.7
Depreciation	89.1	82.2	75.9
Share based compensation	59.3	41.8	44.9
Non-cash inventory adjustment from acquisitions	—	21.7	—
Non-cash restructuring and related charges	5.6	19.1	9.2
Write off for impairment of intangible assets	4.7	—	—
Amortization of debt issuance costs	11.6	12.6	12.8
Write-off of debt issuance costs on retired debt	5.8	11.2	6.4
Non-cash debt accretion	2.3	3.0	3.1
Write-off of unamortized discount on retired debt	—	1.7	2.8
Deferred tax (benefit) expense	(14.5)	(4.6)	1.9
Net changes in operating assets and liabilities, net of effects of acquisitions
Receivables	48.5	93.4	32.5
Inventories	40.2	(54.5)	10.6
Prepaid expenses and other	(7.5)	(3.1)	0.7
Accounts payable and accrued liabilities	(40.5)	48.7	(35.9)
Other	(49.2)	(75.0)	(29.0)
Net cash provided by operating activities	601.6	441.8	434.7
Cash flows from investing activities
Purchases of property, plant and equipment	(95.2)	(89.1)	(73.3)
Business acquisitions, net of cash acquired	—	(1,191.1)	(27.6)
Proceeds from sales of property, plant and equipment	1.0	1.4	9.2
Other investing activities	(4.2)	(0.9)	(1.8)
Net cash used by investing activities	(98.4)	(1,279.7)	(93.5)
Cash flows from financing activities
Proceeds from issuance of debt	498.9	3,320.3	540.1
Payment of debt	(868.1)	(2,813.2)	(770.9)
Payment of debt issuance costs	(9.3)	(38.1)	(5.4)
Payment of cash dividends to parent	(97.2)	(72.1)	(77.0)
Payment of contingent consideration	(3.2)	—	—
Share based tax withholding payments, net of proceeds upon vesting	—	(2.6)	(25.0)
Capital contribution from parent	—	528.3	—
Net cash (used) provided by financing activities	(478.9)	922.6	(338.2)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	(2.5)	—
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(27.2)	(8.3)
Net increase (decrease) in cash and cash equivalents	22.9	55.0	(5.3)
Cash and cash equivalents, beginning of period	247.9	192.9	198.2
Cash and cash equivalents, end of period	$270.8	$247.9	$192.9
Supplemental disclosure of cash flow information
Cash paid for interest	$253.9	$250.3	$178.7
Cash paid for taxes	35.4	54.4	80.7
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	37.6	49.8	40.0
Assumption of AAG debt	—	540.0	—
See accompanying notes to the consolidated financial statements.

This report is a combined report of Spectrum Brands Holdings, Inc. (“SBH”) and SB/RH Holdings, LLC (“SB/RH”) (collectively, the “Company”). The notes to the consolidated financial statements that follow include both consolidated SBH and SB/RH Notes, unless otherwise indicated below.
NOTE 1 - DESCRIPTION OF BUSINESS
Spectrum Brands Holdings, Inc., a Delaware corporation, is a diversified global branded consumer products company. SBH’s common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.” SB/RH Holdings, LLC is a wholly-owned subsidiary of SBH. SB/RH along with its wholly-owned subsidiary Spectrum Brands, Inc. (“SBI”) issued certain debt guaranteed by domestic subsidiaries of the Company. See Note 10 “Debt” of Notes to the Consolidated Financial Statements for more information pertaining to debt. The Company manufactures, markets and/or distributes its products in approximately 160 countries in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), construction companies and hearing aid professionals. We enjoy strong name recognition in our regions under our various brands and patented technologies. Our diversified global branded consumer products have positions in seven major product categories: consumer batteries, small appliances, personal care, hardware and home improvement, pet supplies, home and garden and auto care. We manage the businesses in five vertically integrated, product-focused segments: (i) Global Batteries & Appliances (“GBA”), (ii) Global Pet Supplies (“PET”), (iii) Home and Garden (“H&G”), (iv) Hardware & Home Improvement (“HHI”) and (v) Global Auto Care (“GAC”). Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for sales and marketing initiatives and the financial results for all product lines within that segment. See Note 19, “Segment Information” of Notes to the Consolidated Financial Statements for more information pertaining to segments. The following table summarizes the respective product types, brands, and regions for each of the reporting segments:

Segment	Products	Brands	Regions
GBA
Consumer batteries: Alkaline, zinc carbon, and NiMH rechargeable batteries; hearing aid and other specialty battery products; battery powered portable lighting products.
Small appliances: Small kitchen and home appliances.
Personal care: Electric shaving and grooming products, hair care appliances and accessories.

		Consumer batteries: Rayovac® , VARTA®. Small appliances: Black & Decker®, George Foreman®, Russell Hobbs®, Juiceman®, Breadman®, Farberware® and Toastmaster®. Personal care: Remington®.	NA EMEA LATAM APAC
HHI
Hardware: Hinges, security hardware, screen and storm door products, garage door hardware, window hardware and floor protection.
Security: Residential locksets and door hardware including knobs, levers, deadbolts, handlesets and electronics. Commercial doors, locks, and hardware.
Plumbing: Kitchen, bath and shower faucets and plumbing products.

		Hardware: National Hardware®, Stanley® and FANAL®. Security: Kwikset®, Weiser®, Baldwin®, EZSET® and Tell®. Plumbing: Pfister®.	NA EMEA LATAM APAC
PET	Companion Animal: Dog, cat and small animal food and treats; clean-up and training aid products and accessories; pet health and grooming products. Aquatics: Aquariums and aquatic health supplies.
Companion Animal: 8-in-1®, Dingo®, Nature's Miracle®, Wild Harvest®, Littermaid®, Jungle®, Excel®, FURminator®, IAMS®, Eukanuba®, Healthy-Hide®, ProSense®, Perfect Coat®, eCOTRITION®, Birdola® and Digest-eeze®.
Aquatics: Tetra®, Marineland®, Whisper® and Instant Ocean®.

NA EMEA LATAM APAC
H&G	Controls: Outdoor insect and weed control solutions, animal repellents. Household: Household insecticides and pest controls. Repellents: Personal use pesticides and insect repellent products.	Controls: Spectracide®, Garden Safe®, Liquid Fence®, and EcoLogic®. Household: Hot Shot®, Black Flag®, Real Kill®, Ultra Kill®, The Ant Trap® (TAT), and Rid-a-Bug®. Repellents: Cutter® and Repel®.	NA LATAM
GAC
Appearance: Protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes.
Performance: Automotive fuel and oil additives, and functional fluids.
A/C Recharge: Do-it-yourself air conditioner recharge products, refrigerant and oil recharge kits, sealants and accessories.

		Appearance: Armor All®. Performance: STP®. A/C Recharge: A/C PRO®.	NA EMEA LATAM APAC
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Principles of Consolidation and Fiscal Year End
The consolidated financial statements include the financial statements of the Company and its majority owned subsidiaries and have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). All intercompany transactions have been eliminated.
The Company’s fiscal year ends on September 30. Throughout the year, the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. For the year ended September 30, 2016, the fiscal quarters were comprised of the three months ended January 3, 2016, April 3, 2016, July 3, 2016 and September 30, 2016.

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
Receivables
Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, but generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provisions for losses on uncollectible trade receivables are determined based on ongoing evaluations of the Company’s receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment or return for a given customer. See Note 6, “Receivables” for further detail.
Inventories
The Company’s inventories are valued at the lower of cost or net realizable value. Cost of inventories is determined using the first-in, first-out (FIFO) method. See Note 7, “Inventory” for further detail.
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
See Note 8, “Property, plant and equipment” for further detail.
Goodwill
Goodwill reflects the excess of acquisition cost over the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized, but instead is assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified. Goodwill has been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit; our reporting units are consistent with our segments. See Note 19, “Segment Information” for further discussion. The Company performs its annual impairment test in the fourth quarter of its fiscal year.
Impairment of goodwill is evaluated using a two-step approach. In the first step, the fair value of each reporting unit is compared to its carrying value, including goodwill. In estimating the fair value of our reporting units, we use a discounted cash flow methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. If the fair value of a reporting unit is less than its carrying value, step two is performed. For step two, the implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets, including unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than its carrying value, an impairment loss would be recognized equal to that excess. The fair values of the GBA, HHI, PET, H&G and GAC reporting units exceeded their carrying values by 157%, 110%, 58%, 326%, and 12%, respectively. As a result, a step two analysis was not required and there were no reporting units that were deemed at risk of impairment.
See Note 9 “Goodwill and Intangible Assets” for further detail.
Intangible Assets
Intangible assets are recorded at cost or at estimated fair value if acquired in a business combination. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives. The range and weighted average useful lives for definite-lived intangibles assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 - 20 years	18.5 years
Technology assets	5 - 18 years	11.2 years
Tradenames	5 - 13 years	11.4 years
Definite-lived intangible assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. If indicators of potential impairment are identified, the Company performs undiscounted cash flow analysis to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset did not exceed its carrying value. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during the years ended September 30, 2016, 2015 and 2014 that necessitated an impairment test of definite-lived intangible assets.
Certain trade name intangible assets have an indefinite life and are not amortized; but instead are assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter of its fiscal year. Impairment of indefinite lived intangible assets is assessed by comparing the estimated fair value of the identified trade names to their carrying value to determine if potential impairment exists. If the fair value is less than the carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. During the year ended September 30, 2016, the Company recognized $4.7 million impairment on indefinite life intangible asset due to the reduction in value of certain tradenames in response to changes in management’s strategy. There was no impairment loss on indefinite-lived intangible assets for the years ended September 30, 2015 or 2014.
See Note 9, “Goodwill and Intangible Assets” for further detail.
Debt Issuance Costs
Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the lives of the related debt agreements. Debt issuance costs were $56.9 million and $65.1 million as of September 30, 2016 and 2015, respectively, and are included in Long Term Debt, Net of Current Portion in the Consolidated Statements of Financial Position. Amortization of debt issuance costs is recognized as Interest Expense in the Consolidated Statements of Income.
Financial Instruments
Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency exchange rate and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Derivative assets and liabilities are reported at fair value in the Consolidated Statements of Financial Position. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. Depending on the nature of derivatives designated as hedging instruments, changes in fair value are either offset against the change in fair value of the hedged assets or liability through earnings, or recognized in equity through other comprehensive income until the hedged item is recognized. Any ineffective portion of a financial instrument’s change in fair value is recognized in earnings. For derivatives that do not qualify for hedge accounting treatment, the change in the fair value is recognized in earnings. See Note 12, “Derivatives” for further detail.
Treasury Stock
Treasury stock purchases are stated at cost and presented as a separate reduction of equity.
Revenue Recognition
The Company recognizes revenue from product sales generally upon delivery to the customer, or at the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and risks and rewards of ownership of the product are passed, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence that an arrangement exists, the price to the buyer is fixed or determinable and ability to collect is deemed reasonably assured. The provision for customer returns is based on historical sales and returns and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of Net Sales.
The Company enters into promotional arrangements, primarily with retail customers, that entitle such retailers to earn rebates from the Company. These arrangements require the Company to estimate and accrue the costs of these programs, which are treated as a reduction of Net Sales.
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
The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash payments in order to secure the right to distribute through such customers. The Company capitalizes these payments provided the payments are supported by a time or volume based arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume-based term of the arrangement. Capitalized payments are reported in the Consolidated Statements of Financial Position as Deferred Charges and Other Assets and related amortization is treated as a reduction in Net Sales.
Shipping and Handling Costs
Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities. Shipping and handling costs was $294.7 million, $272.9 million and $260.3 million during the years ended September 30, 2016, 2015 and 2014, respectively. Shipping and handling costs are included in Selling Expenses in the Consolidated Statements of Income.
Advertising Costs
Advertising costs include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements and are expensed as incurred. The Company incurred advertising costs of $39.8 million, $35.0 million and $21.4 million during the years ended September 30, 2016, 2015 and 2014, respectively. Advertising costs are included in Selling Expenses in the Company’s Consolidated Statements of Income.
Research and Development Costs
Research and development costs are charged to expense in the period they are incurred.
Environmental Expenditures
Environmental expenditures that relate to current operations or to conditions caused by past operations are expensed or capitalized as appropriate. The Company determines its liability for environmental matters on a site-by-site basis and records a liability at the time when it is probable that a liability has been incurred and such liability can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers. Estimated environmental remediation expenditures are included in the determination of the net realizable value recorded for assets held for sale.
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
Restructuring and related charges associated with manufacturing and related initiatives are recorded in Cost of Goods Sold. Restructuring and related charges reflected in Cost of Goods Sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives and other costs directly related to the manufacturing component of a restructuring initiative. Restructuring and related charges associated with administrative functions are recorded in operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the administrative functions and other costs directly related to the administrative components of the restructuring initiatives implemented. See Note 4, “Restructuring and Related Charges” for further detail.

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
See Note 14, “Income Taxes” for further detail.
Foreign Currency Translation
Local currencies are considered the functional currencies for most of the Company’s operations outside the United States. Assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of equity in Accumulated Other Comprehensive Income (“AOCI”), including the effects of exchange rate changes on intercompany balances of a long-term investment nature. See Note 17, “Accumulated Other Comprehensive Income” for further detail.
Foreign currency transaction gains and losses for transactions denominated in a currency other than the functional currency are reported in Other Non-Operating Expense, Net in the Consolidated Statements of Income in the period they occur. Exchange losses on foreign currency transactions were $10.2 million, $9.6 million, and $6.8 million for the years ended September 30, 2016, 2015 and 2014, respectively.
Newly Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU provides for changes to the accounting for share-based payment awards issued to employees; primarily income taxes upon award vest or settlement, cash flow presentations of excess tax benefits and employee withheld taxes paid, as well as an entity forfeiture policy election. The ASU is effective for annual periods beginning after December 15, 2016, and interim period within those annual periods. Early adoption is permitted for any interim or annual period. The Company has elected to early adopt, effective as if adopted the first day of the fiscal year, October 1, 2015.
Under the new guidance, all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation will be recognized within income tax expense. Under prior guidance, windfalls were recognized to additional paid-in capital and shortfalls were only recognized in the extent they exceed the pool of windfall tax benefits. As of September 30, 2015, there was $22.2 million of unrecognized deferred tax assets attributable to excess tax benefits that were not previously recognized as they did not reduce income taxes payable. The cumulative adjustment for the adoption did not have an impact on net equity as the incremental deferred tax assets are fully reserved by an incremental valuation allowance as of September 30, 2015. The adoption of the new standard impacted our previously reported quarterly results for the recognition of excess tax benefits in our provision for income taxes rather than paid in capital.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability to be presented on a balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. Current guidance generally requires entities to capitalize costs paid to third parties that are directly related to issuing debt and that otherwise wouldn’t be incurred, and present those amounts separately as deferred charges. During the year ended September 30, 2016, the Company retrospectively applied the adoption of this ASU, resulting in a reclassification of $65.1 million of debt issuance costs as of September 30, 2015.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes. The ASU simplifies the presentation of deferred tax assets and liabilities to be classified as noncurrent on a balance sheet. Current guidance requires an entity to separate deferred income tax assets and liabilities into current and noncurrent amounts. The new guidance requires all deferred tax assets and liabilities to be presented as noncurrent as the separate current classification results in little to no benefit to users of the financial statements because the classification does not generally align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled. During the year ended September 30, 2016, the Company retrospectively applied the adoption of this ASU, resulting in a reclassification of $44.7 million of current deferred tax assets and $4.6 million of current deferred tax liabilities as of September 30, 2015.
The following is a summary of the reclassifications from the retrospective adoption of ASU 2015-03 and ASU 2015-17 discussed above, as of September 30, 2015 for SBH and SB/RH, respectively:

	SBH			SB/RH
Statement of Financial Position (in millions)	As Reported	Reclassification	As Reclassified	As Reported	Reclassification	As Reclassified
Prepaid expenses and other current assets	$116.8	$(44.7)	$72.1	$116.8	$(44.7)	$72.1
Deferred charges and other	101.7	(59.5)	42.2	101.6	(59.5)	42.1
Other current liabilities	(217.3)	4.6	(212.7)	(216.5)	4.6	(211.9)
Long-term debt, net of current portion	(3,937.2)	65.1	(3,872.1)	(3,937.2)	65.1	(3,872.1)
Deferred taxes (noncurrent liability)	(607.0)	34.5	(572.5)	(607.0)	34.5	(572.5)
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The ASU simplifies the presentation of provisional amounts recognized in a business combination during the measurement period (one year from the date of acquisition). Current guidance requires retrospective adjustment of prior periods; the new guidance eliminates this requirement. The Company applied the adoption of this ASU effective the first day of the year ending September 30, 2016 and all subsequent measurement period adjustments are recorded in the period identified, resulting in the recognition of adjustments to goodwill from the Armored AutoGroup (“AAG”) acquisition. See Note 9 “Goodwill and Intangible Assets”, for adjustments to goodwill.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019, with early application only being available to us beginning in the first quarter of our fiscal year ending September 30, 2018. We are assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not determined the materiality or method of adoption.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in ASC 840, Leases. This ASU requires lessees to recognize lease assets and liabilities on the balance sheet, as well as disclosing key information about leasing arrangements. Although the new ASU requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. The ASU can be applied using a modified retrospective approach, with a number of optional practical expedients relating to the identification and classification of leases that commenced before the effective date, along with the ability to use hindsight in the evaluation of lease decisions, that entities may elect to apply. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020, with early adoption applicable. We are assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not determined the materiality or method of adoption.
NOTE 3 - ACQUISITIONS
The Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.
Armored AutoGroup
On May 21, 2015, the Company completed the acquisition of AAG, a consumer products company consisting primarily of Armor All® branded automotive aftermarket appearance products, STP® branded performance chemicals and the A/C PRO® branded do-it-yourself automotive air conditioner recharge products. The results of AAG’s operations since May 21, 2015 are included in the Company’s Consolidated Statements of Income, and reported as a separate reporting segment under GAC for the years ended September 30, 2016 and 2015.

The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the May 21, 2015 acquisition date. Measurement period adjustments were recorded subsequent to the acquisition date in the period identified. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce, including an experienced research team. The calculation of purchase price and purchase price allocation, including measurement period adjustments, is as follows:

(in millions)	Purchase Price
Cash consideration	$929.3

(in millions)	Purchase Price Allocation
Cash and cash equivalents	$30.9
Receivables	156.5
Inventories	82.5
Prepaid expenses and other current assets	8.2
Property, plant and equipment, net	37.6
Goodwill	975.4
Intangible assets	418.0
Deferred charges and other	16.5
Accounts payable and accrued liabilities	(119.2)
Long-term debt	(540.0)
Other long term liabilities	(137.1)
Net assets acquired	$929.3
The purchase price allocation resulted in goodwill of $975.4 million of which $4.9 million is deductible for tax purposes. Due to expected synergies in sales of legacy Spectrum branded products through new distribution channels, the Company has allocated $38.9 million of the acquired goodwill to its GBA segment. The remaining $936.5 million of goodwill is allocated to the GAC segment. The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$295.0	Indefinite
Technology	41.0	10
Licensing agreements	19.0	10
Customer relationships	63.0	15
Total intangibles acquired	$418.0
The Company performed a valuation of the acquired inventories; property, plant and equipment; tradenames; technologies; licensing agreements; and customer relationships. The following is a summary of significant inputs to the valuation:

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

•
Tradenames - The Company valued indefinite-lived trade names using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

•
Technology - The Company valued technology using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. The Company anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.

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

The following unaudited pro forma combined financial information presents the Company’s pro forma results for the years ended September 30, 2015 and 2014 had the results of AAG been combined as of October 1, 2013:

	2015	2014
(in millions)	(Unaudited)	(Unaudited)
Pro forma net sales	$4,966.2	$4,872.4
Pro forma net income	217.3	235.5
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
Salix
On January 16, 2015, the Company completed the acquisition of Salix, a vertically integrated producer and distributor of natural rawhide dog chews, treats and snacks. The results of Salix’s operations are included in the Company’s Consolidated Statements of Income, and as part of the PET segment.
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

The purchase price allocation resulted in goodwill of $71.5 million of which $24.7 million is deductible for tax purposes. Goodwill was allocated to the PET segment. The values allocated to intangible assets and the weighted average useful lives are as follows:

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

•
Tradenames - The Company valued indefinite-lived trade names using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

•
Technology - The Company valued technology using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. The Company anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.

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
European IAMS and Eukanuba
On December 31, 2014, the Company completed the acquisition of Procter & Gamble’s European IAMS and Eukanuba pet food business, including its brands for dogs and cats. The results of European IAMS and Eukanuba’s operations are included in the Company’s Consolidated Statements of Income, and as part of the PET segment.

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
The purchase price allocation resulted in goodwill of $4.0 million which is not deductible for tax purposes. Goodwill was allocated to the PET segment. The values allocated to intangible assets and the weighted average useful lives are as follows:

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

•
Tradenames - The Company valued indefinite-lived trade names using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

•
Technology - The Company valued technology using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. The Company anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.

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

Tell Manufacturing
On October 1, 2014, the Company completed the acquisition of Tell, a manufacturer and distributor of commercial doors, locks, and hardware. The results of Tell’s operations are included in the Company’s Consolidated Statements of Income, and as part of the HHI segment.
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
The purchase price allocation resulted in goodwill of $7.1 million which is deductible for tax purposes. Goodwill was allocated to the HHI segment. The values allocated to intangible assets and the weighted average useful lives are as follows:

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

•
Tradenames - The Company valued indefinite-lived trade names using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Tell, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

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

Acquisition and Integration Costs
The following table summarizes acquisition and integration related charges incurred by the Company during the years ended September 30, 2016, 2015 and 2014:

(in millions)	2016	2015	2014
Armored AutoGroup	$14.6	$21.8	$—
HHI Business	13.3	12.0	11.0
European IAMS and Eukanuba	3.5	9.3	—
Salix	2.1	10.7	—
Other	3.2	5.0	9.1
Total acquisition and integration related charges	$36.7	$58.8	$20.1
NOTE 4 - RESTRUCTURING AND RELATED CHARGES
GAC Business Rationalization Initiatives - During the third quarter of the year ended September 30, 2016, the Company implemented a series of initiatives in the GAC segment to consolidate certain operations and reduce operating costs. These initiatives included headcount reductions and the exit of certain facilities. Total costs associated with these initiatives are expected to be approximately $20 million, of which $5.3 million has been incurred to date, the balance is anticipated to be incurred through September 30, 2017.
HHI Business Rationalization Initiatives - During the fourth quarter of the year ended September 30, 2014, the Company implemented a series of initiatives throughout the HHI segment to reduce operating costs and exit low margin business outside the U.S. These initiatives included headcount reductions, the exit of certain facilities and the sale of a portion of the global HHI operations. Total costs associated with these initiatives of $16.6 million has been incurred to date, and completed as of September 30, 2016.
Global Expense Rationalization Initiatives - During the third quarter of the year ended September 30, 2013, the Company implemented a series of initiatives throughout the Company to reduce operating costs. These initiatives consisted of headcount reductions in the GBA and PET, and within Corporate. Total costs associated with these initiatives of $47.0 million has been incurred to date, and completed as of September 30, 2016.
Other Restructuring Activities - The Company has entered or may enter into small, less significant initiatives and restructuring activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial, and occur over a shorter time period (less than 12 months). Total costs associated with these initiatives are expected to be approximately $6 million, of which $2.9 million has been incurred to date.
The following summarizes restructuring and related charges for the years ended September 30, 2016, 2015, and 2014:

(in millions)	2016	2015	2014
Global expense rationalization initiatives	$5.2	$17.1	$13.4
HHI business rationalization initiatives	1.8	10.3	4.5
GAC business rationalization initiatives	5.3	—	—
Other restructuring activities	2.9	1.3	5.0
Total restructuring and related charges	$15.2	$28.7	$22.9
Reported as:
Cost of goods sold	$0.5	$2.1	$3.7
Operating expense	14.7	26.6	19.2
The following summarizes restructuring and related charges for the years ended September 30, 2016, 2015, and 2014, and cumulative costs on restructuring initiatives as of September 30, 2016, by cost type:

(in millions)	Termination Benefits	Other Costs	Total
For the year ended September 30, 2016	$4.3	$10.9	$15.2
For the year ended September 30, 2015	7.0	21.7	28.7
For the year ended September 30, 2014	11.2	11.7	22.9
Cumulative costs through September 30, 2016	32.4	39.4	71.8

The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type, for the years ended September 30, 2016, 2015, and 2014:

(in millions)	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2014	$9.9	$1.6	$11.5
Provisions	5.1	3.9	9.0
Cash expenditures	(9.5)	(1.7)	(11.2)
Non Cash Items	(1.2)	0.1	(1.1)
Accrual balance at September 30, 2015	4.3	3.9	8.2
Provisions	4.3	10.9	15.2
Cash expenditures	(6.9)	(13.6)	(20.5)
Non-cash items	(0.1)	(0.2)	(0.3)
Accrual balance at September 30, 2016	$1.6	$1.0	$2.6
The following summarizes restructuring and related charges by segment for the years ended September 30, 2016, 2015, and 2014, cumulative costs on restructuring initiatives as of September 30, 2016 and future expected costs to be incurred by segment:

(in millions)	GBA	PET	HHI	GAC	Corporate	Total
For the year ended September 30, 2016	$0.8	$4.6	$4.5	$5.3	$—	$15.2
For the year ended September 30, 2015	8.5	9.5	10.3	—	0.4	28.7
For the year ended September 30, 2014	11.2	3.0	8.2	—	0.5	22.9
Cumulative costs through September 30, 2016	30.0	15.1	19.3	5.3	2.1	71.8
Future costs to be incurred	1.0	1.8	0.1	14.6	0.1	17.6
NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair values of the Company’s financial assets and liabilities are defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Fair value measurements are classified using a fair value hierarchy that is based upon the observability of inputs used in measuring fair value. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed assumptions about hypothetical transactions in the absence of market data. Fair value measurements are classified under the following hierarchy:

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
The fair values of derivative instruments as of September 30, 2016 and 2015 are as follows. See Note 12, “Derivatives” for additional detail:

	2016		2015
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Derivative Assets	$8.7	$8.7	$6.0	$6.0
Derivative Liabilities	3.2	3.2	9.8	9.8

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
The carrying values and estimated fair values for debt as of September 30, 2016 and 2015 are as follows:

	2016		2015
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Total debt - SBH	$3,620.2	$3,865.1	$3,905.9	$4,085.8
Total debt - SB/RH	3,620.2	3,865.1	3,940.6	4,120.5
The fair value measurements of the Company’s debt represent non-active market exchange-traded securities which are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2).
NOTE 6 - RECEIVABLES
The allowance for uncollectible receivables as of September 30, 2016 and 2015 was $46.8 million and $44.0 million, respectively. The following is a rollforward of the allowance for the years ended September 30, 2016, 2015 and 2014:

	Beginning	Charged to		Other	Ending
(in millions)	Balance	Profit & Loss	Deductions	Adjustments	Balance
September 30, 2016	$44.0	$15.6	$(12.0)	$(0.8)	$46.8
September 30, 2015	48.6	6.0	(6.3)	(4.3)	44.0
September 30, 2014	37.4	7.4	(2.4)	6.2	48.6
The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented 15%, 15% and 16% of the Company’s Net Sales during years ended September 30, 2016, 2015 and 2014, respectively. This major customer also represented 15% and 16% of the Company’s Trade Receivables as of September 30, 2016 and 2015, respectively.
We have entered into various factoring agreements and early pay programs with our customers to sell our trade receivables under non-recourse agreements in exchange for cash proceeds. A loss on sales is recognized for any discount and factoring fees associated with the transfer. We utilize factoring arrangements as an integral part of our financing for working capital. These transactions are treated as a sale and are accounted for as a reduction in trade receivables because the agreements transfer effective control over and risk related to the receivables to buyers. In some instances, we may continue to service the transferred receivable after the factoring has occurred, but in most cases we do not service any factored accounts, and any servicing of the trade receivable does not constitute significant continuing involvement or preclude the recognition of a sale. We do not carry any material servicing assets or liabilities. Cash proceeds from these arrangements are reflected as operating activities. The aggregate gross amount factored under these facilities was $2,055.0 million, $1,938.0 million and $1,575.0 million for the years ended September 30, 2016, 2015 and 2014, respectively. The cost of factoring such trade receivables was $10.1 million, $6.5 million and $9.7 million for the years ended September 30, 2016, 2015 and 2014 and reflected in the Consolidated Statements of Income as General and Administrative Expense.
NOTE 7 - INVENTORY
Inventories as of September 30, 2016 and 2015 consist of the following:

(in millions)	2016	2015
Raw materials	$127.5	$132.4
Work-in-process	43.6	37.9
Finished goods	569.5	610.5
	$740.6	$780.8

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2016 and 2015 consist of the following:

(in millions)	2016	2015
Land, buildings and improvements	$195.8	$190.9
Machinery, equipment and other	550.6	491.9
Capitalized leases	130.0	97.3
Construction in progress	57.7	51.8
Property, plant and equipment	934.1	831.9
Accumulated depreciation	(392.0)	(324.8)
Property, plant and equipment, net	$542.1	$507.1
NOTE 9 - GOODWILL AND INTANGIBLE ASSETS
Goodwill, by segment, consists of the following:

(in millions)	GBA	HHI	PET	H&G	GAC	Total
As of September 30, 2014	$327.4	$709.8	$235.9	$196.5	$—	$1,469.6
AAG acquisition	38.9	—	—	—	933.2	972.1
European IAMS and Eukanuba acquisition	—	—	4.0	—	—	4.0
Salix acquisition	—	—	71.5	—	—	71.5
Tell Manufacturing acquisition	—	7.1	—	—	—	7.1
Foreign currency impact	(17.8)	(17.4)	(11.8)	—	(0.6)	(47.6)
As of September 30, 2015	348.5	699.5	299.6	196.5	932.6	2,476.7
Adjustments	—	—	—	—	3.3	3.3
Foreign currency impact	(3.4)	3.3	0.2	—	(1.7)	(1.6)
As of September 30, 2016	$345.1	$702.8	$299.8	$196.5	$934.2	$2,478.4
The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	2016			2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$984.8	$(302.9)	$681.9	$985.2	$(247.4)	$737.8
Technology assets	237.2	(96.7)	140.5	238.6	(78.1)	160.5
Tradenames	165.7	(89.1)	76.6	165.4	(73.7)	91.7
Total	$1,387.7	$(488.7)	$899.0	$1,389.2	$(399.2)	$990.0
Certain trade names intangible assets have an indefinite life and are not amortized. The balance of trade names not subject to amortization was $1,473.5 million and $1,490.3 million as of September 30, 2016 and 2015. During the year ended September 30, 2016, the Company recognized $4.7 million impairment on indefinite life intangible assets due to the reduction in value over certain tradenames in response to changes in management’s strategy. There was no impairment loss on indefinite-lived trade names for the years ended September 30, 2015 or 2014.
Amortization expense from intangible assets for the years ended September 30, 2016, 2015 and 2014 was $93.9 million, $87.8 million and $81.7 million, respectively. Excluding the impact of any future acquisitions or changes in foreign currency, the Company anticipates the annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2017	$91.9
2018	85.7
2019	85.4
2020	85.2
2021	81.9

NOTE 10 - DEBT
Debt as of September 30, 2016 and 2015 consists of the following:

	SBH				SB/RH
	2016		2015		2016		2015
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan, variable rate, due June 23, 2022	$1,005.5	3.6%	$1,226.9	3.9%	$1,005.5	3.6%	$1,226.9	3.8%
CAD Term Loan, variable rate, due June 23, 2022	54.9	4.6%	55.7	4.4%	54.9	4.6%	55.7	4.4%
Euro Term Loan, variable rate, due June 23, 2022	63.0	3.5%	255.8	3.5%	63.0	3.5%	255.8	3.5%
4.00% Notes, due October 1, 2026	477.0	4.0%	—	—%	477.0	4%	—	—%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	250.0	6.4%	250.0	6.1%
6.375% Notes, due November 15, 2020	129.7	6.4%	520.0	6.4%	129.7	6.6%	520.0	6.4%
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	570.0	—%	570.0	6.6%
Revolver Facility, variable rate, expiring June 23, 2020	—	—%	—	—%	—	9.8%	—	—%
Other notes and obligations	16.8	9.8%	11.2	10.8%	16.8	5.5%	45.9	4.9%
Obligations under capital leases	114.7	5.5%	88.2	5.7%	114.7	5.5%	88.2	5.7%
Total debt	3,681.6		3,977.8		3,681.6		4,012.5
Unamortized discount on debt	(4.5)		(6.8)		(4.5)		(6.8)
Debt issuance costs	(56.9)		(65.1)		(56.9)		(65.1)
Less current portion	(164.0)		(33.8)		(164.0)		(68.5)
Long-term debt, net of current portion	$3,456.2		$3,872.1		$3,456.2		$3,872.1
Debt of SB/RH also includes a loan from SBH of $34.7 million as of September 30, 2015. There was no intercompany debt owed by SB/RH as of September 30, 2016.
The Company’s aggregate scheduled maturities of debt and capital lease obligations are as follows:

	SBH			SB/RH
(in millions)	Capital Lease Obligations	Debt	Total	Capital Lease Obligations	Debt	Total
2017	$10.0	$154.0	$164.0	$10.0	$154.0	$164.0
2018	9.5	15.3	24.8	9.5	15.3	24.8
2019	8.8	11.4	20.2	8.8	11.4	20.2
2020	8.5	11.4	19.9	8.5	11.4	19.9
2021	10.0	11.3	21.3	10.0	11.3	21.3
Thereafter	67.9	3,363.5	3,431.4	67.9	3,363.5	3,431.4
Long-term debt	$114.7	$3,566.9	$3,681.6	$114.7	$3,566.9	$3,681.6
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
The Term Loans and Revolver are subject to variable interest rates, (i) the USD Term Loan is subject to either adjusted LIBOR (International Exchange London Interbank Offered Rate), subject to a 0.75% floor, plus 2.75% to 3.0% per annum, or base rate plus 1.75% to 2.0% per annum, (ii) the CAD Term Loan is subject to either CDOR (Canadian Dollar Offered Rate), subject to a 0.75% floor plus 3.5% per annum, or base rate plus 2.5% per annum, (iii) the Euro Term Loan is subject to either EURIBOR (Euro Interbank Offered Rate), subject to a 0.75% floor, plus 2.75% per annum, with no base rate option available and (iv) the Revolver is subject to either adjusted LIBOR plus 2.75% to 3.0% per annum, or base rate plus 1.75% to 2.0% per annum. On October 6, 2016, subsequent to the year ended September 30, 2016, SBI amended the Term Loans reducing the interest rate. The USD Term Loans are subject to either adjusted LIBOR subject to 0.75% floor, plus 2.5% per annum, or base rate plus 1.5% per annum effective the date of the amendment.
Subject to certain mandatory prepayment events, the Term Loans are subject to repayment according to scheduled amortizations, with the final payments of all amounts outstanding, plus accrued and unpaid interest, due at maturity. The Senior Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on SBI and its restricted subsidiaries’ ability to incur indebtedness, create liens, make investments, pay dividends or make certain other distributions, and merge or consolidate or sell assets, in each case subject to certain exceptions set forth in the Senior Credit Agreement. Additionally, the Senior Credit Agreement, solely with respect to the Revolver Facility, contains a financial covenant on the maximum net total leverage ratio that is tested on the last day of each fiscal quarter. The Company was in compliance with all covenants as of September 30, 2016.
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
In connection with the new Revolver Facility, the Company incurred $5.7 million of fees that were capitalized as debt issuance costs and are being amortized over the remaining life of the Revolver Facility. The Company recorded accelerated amortization of portions of the unamortized debt issuance costs related to the refinancing of the previous revolver facility totaling $1.1 million as an increase to interest expense during the year ended September 30, 2015. As of September 30, 2016, the Company had aggregate borrowing availability of $466.2 million, net of outstanding letters of credit of $24.6 million and a $9.2 million amount allocated to a foreign subsidiary.
4.00% Notes
On September 20, 2016, SBI issued €425 million aggregate principal amount of 4.00% Notes at par value, due October 1, 2026. The 4.00% Notes are guaranteed by SB/RH as well as by SBI’s existing and future domestic subsidiaries.
SBI may redeem all or a part of the 4.00% Notes, at any time on or after October 1, 2021 at specified redemption prices. In addition, prior to October 1, 2021, SBI may redeem the notes at a redemption price equal to 100% of the principal amounts plus a “make-whole” premium. SBI is also entitled to redeem up to 35% of the aggregate principal amount of the notes before October 1, 2019 with an amount of cash equal to the net proceeds that SBI raises in equity offerings at specified redemption prices. Further, the indenture governing the 4.00% Notes (the “2026 Indenture”) requires SBI to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of SBI, as defined in the 2026 Indenture.
The 2026 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.
In addition, the 2026 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2026 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 4.00% Notes. If any other event of default under the 2026 Indenture occurs and is continuing, the trustee for the 2026 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 4.00% Notes, may declare the acceleration of the amounts due under those notes.
The Company recorded $7.7 million of fees in connection with the offering of the 4.00% Notes during the year ended September 30, 2016, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 4.00% Notes.
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
The Company recorded $4.6 million of fees in connection with the offering of the 6.125% Notes, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 6.125% Notes.
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
The Company recorded $12.9 million and $14.1 million of fees in connection with the offering of the 6.375% Notes and the 6.625% Notes, which were capitalized as debt issuance costs and amortized over the remaining lives of the 6.375% Notes and 6.625% Notes, respectively. In connection with the issuance of the 4.00% Notes previously discussed, the Company repurchased $390.3 million aggregate principal amount of the 6.375% Notes in a cash tender offer. In connection with the tender, the Company recognized $6.5 million of fees and expenses and a $15.6 million tender premium as interest expense; and wrote off $5.8 million of previously capitalized debt issuance costs as a non-cash charge to interest expense during the year ended September 30, 2016. Pursuant to the 2020/22 Indenture, the remaining outstanding aggregate principal of $129.7 million was subsequently redeemed on October 20, 2016 with a make whole premium of $4.6 million charged to interest expense subsequent to the year ended September 30, 2016.
NOTE 11 - LEASES
The Company has leases primarily pertaining to land, buildings and equipment that expire at various times through December 2031. The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the leases. Future minimum rental commitments under non-cancelable operating leases are as follows:

(in millions)	Amount
2017	$42.3
2018	32.7
2019	23.4
2020	18.0
2021	12.3
Thereafter	18.4
Total minimum lease payments	$147.1
Rent expense was $46.8 million, $36.3 million and $40.8 million for the years ended September 30, 2016, 2015 and 2014, respectively.
NOTE 12 - DERIVATIVES
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
Cash Flow Hedges
Interest Rate Swaps. The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to Interest Expense from the underlying debt to which the swap is designated. As of September 30, 2016 and 2015, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on variable rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300.0 million through April 2017. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $0.7 million, net of tax. The Company’s interest rate swap derivative financial instruments at September 30, 2016 and 2015 are as follows:

	2016		2015
(in millions)	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	0.5	$300.0	1.5
Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2016, the Company had a series of zinc and brass swap contracts outstanding through December 2017. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $1.9 million, net of tax. The Company had the following commodity swap contracts outstanding as of September 30, 2016 and 2015:

	2016		2015
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts	6.7 Tons	$12.8	10.8 Tons	$22.2
Brass swap contracts	1.0 Tons	4.0	1.8 Tons	8.5
Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange rates related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a hedge asset or liability, as applicable.

At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Income. At September 30, 2016, the Company had a series of foreign exchange derivative contracts outstanding through December 2017. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $3.3 million, net of tax. At September 30, 2016 and 2015, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $224.8 million and $300.6 million, respectively.
Net Investment Hedge
On September 20, 2016, SBI issued €425 million aggregate principal amount of 4.00% Notes. See Note 10, “Debt” for further detail. The 4.00% Notes are denominated in Euros and have been designated as a net investment hedge of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized as AOCI with any ineffective portion recognized as foreign currency translation gains or losses on the statement of income when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of September 30, 2016, the hedge was fully effective and no ineffective portion was recognized in earnings.
Derivative Contracts Not Designated As Hedges for Accounting Purposes
Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars, Hong Kong Dollars or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2016, the Company had a series of forward exchange contracts outstanding through October 2016. At September 30, 2016 and 2015, the Company had $131.4 million and $126.8 million, respectively, of notional value for such foreign exchange derivative contracts outstanding.
Commodity Swaps. The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At September 30, 2016, the Company had a series of commodity swaps outstanding through August 2017. The Company had the following outstanding commodity swap contracts outstanding as of September 30, 2016 and 2015:

	2016		2015
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Silver	31.0 troy oz.	$0.6	25.0 troy oz.	$0.4

Fair Value of Derivative Instruments
The fair value of the Company’s outstanding derivative instruments in the Consolidated Statements of Financial Position are as follows:

(in millions)	Line Item	2016	2015
Derivative Assets
Commodity swaps - designated as hedge	Receivables-Other	$2.9	$—
Commodity swaps - designated as hedge	Deferred charges and other	—	—
Foreign exchange contracts - designated as hedge	Receivables-Other	5.5	5.2
Foreign exchange contracts - designated as hedge	Deferred charges and other	0.1	0.4
Foreign exchange contracts - not designated as hedge	Receivables-Other	0.2	0.4
Total Derivative Assets		$8.7	$6.0
Derivative Liabilities
Interest rate swaps - designated as hedge	Other current liabilities	$0.7	$1.4
Interest rate swaps - designated as hedge	Accrued interest	0.4	0.4
Interest rate swaps - designated as hedge	Other long-term liabilities	—	0.8
Commodity swaps - designated as hedge	Accounts payable	0.1	4.7
Commodity swaps - designated as hedge	Other long-term liabilities	—	0.8
Commodity swaps - not designated as hedge	Accounts payable	—	0.1
Foreign exchange contracts - designated as hedge	Accounts payable	1.7	1.5
Foreign exchange contracts - designated as hedge	Other long-term liabilities	0.1	—
Foreign exchange contracts - not designated as hedge	Accounts payable	0.2	0.1
Total Derivative Liabilities		$3.2	$9.8
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was less than $0.1 million for the years ended September 30, 2016 and 2015.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of September 30, 2015, there was $3.5 million of posted cash collateral related to such liability positions. As of September 30, 2016, there was no cash collateral outstanding. In addition, as of September 30, 2016 and 2015, the Company had no posted standby letters of credit related to such liability positions. The cash collateral is included in Other Receivables within the Consolidated Statements of Financial Position

The following table summarizes the impact of the effective and ineffective portions of designated hedges and the gain (loss) recognized in the Consolidated Statement of Income for the years ended September 30, 2016, 2015 and 2014:

	Effective Portion
	Gain (Loss)	Reclassified to Earnings		Ineffective portion
For the year ended September 30, 2016 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(0.4)	Interest expense	(1.9)	Interest expense	$—
Commodity swaps	4.5	Cost of goods sold	(3.7)	Cost of goods sold	—
Net investment hedge	0.6	Net sales	—	Net sales	—
Foreign exchange contracts	(0.4)	Cost of goods sold	(0.2)	Cost of goods sold	—
Foreign exchange contracts	6.8		6.9		—
Total	$11.1		$1.1		$—

	Effective Portion
	Gain (Loss)	Reclassified to Earnings		Ineffective portion
For the year ended September 30, 2015 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(3.4)	Interest expense	$(1.9)	Interest expense	$—
Commodity swaps	(7.2)	Cost of goods sold	(0.7)	Cost of goods sold	—
Foreign exchange contracts	0.1	Net sales	0.1	Net sales	—
Foreign exchange contracts	21.8	Cost of goods sold	30.0	Cost of goods sold	—
Total	$11.3		$27.5		$—

	Effective Portion
For the year ended September 30, 2014 (in millions)	Gain (Loss)	Reclassified to Earnings		Ineffective portion
Interest rate swaps	$(1.6)	Interest expense	$(0.9)	Interest expense	$—
Commodity swaps	1.9	Cost of goods sold	0.8	Cost of goods sold	—
Foreign exchange contracts	0.1	Net sales	0.2	Net sales	—
Foreign exchange contracts	12.7	Cost of goods sold	(2.6)	Cost of goods sold	—
Total	$13.1		$(2.5)		$—
The unrealized loss on derivative contracts in Accumulated Other Comprehensive Loss expected to be recognized during the year ended September 30, 2017 is $5.9 million.
The following table summarizes the gain (loss) associated with derivative contracts not designated as hedges in the Consolidated Statements of Income for the years ended September 30, 2016, 2015 and 2014.

(in millions)	Line Item	2016	2015	2014
Commodity swaps	Cost of goods sold	$—	$0.1	$(0.1)
Foreign exchange contracts	Other non-operating expenses, net	3.1	(2.5)	3.1
Total		$3.1	$(2.6)	$3.0
NOTE 13 - EMPLOYEE BENEFIT PLANS
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

The following tables provide additional information on the Company’s pension plans as of September 30, 2016 and 2015:

	U.S. Plans		Non U.S. Plans
(in millions)	2016	2015	2016	2015
Changes in benefit obligation:
Benefit obligation, beginning of year	$73.9	$70.9	$184.4	$196.2
Obligations assumed from acquisitions	—	—	—	0.6
Transfer of obligation	—	—	—	(1.8)
Service cost	0.2	0.4	2.6	2.6
Interest cost	3.0	2.9	5.7	6.2
Actuarial (gain) loss	6.2	3.3	36.0	10.6
Curtailments	—	—	—	(0.9)
Benefits paid	(3.8)	(3.6)	(6.1)	(11.8)
Foreign currency exchange rate changes	—	—	(12.0)	(17.3)
Benefit obligation, end of year	$79.5	$73.9	$210.6	$184.4
Changes in plan assets:
Fair value of plan assets, beginning of year	$58.2	$62.4	$116.9	$126.5
Actual return on plan assets	5.3	(1.2)	8.9	3.6
Employer contributions	4.1	0.6	6.6	7.8
Benefits paid	(3.8)	(3.6)	(6.1)	(11.8)
Foreign currency exchange rate changes	—	—	(11.3)	(9.2)
Fair value of plan assets, end of year	$63.8	$58.2	$115.0	$116.9
Funded Status	$(15.7)	$(15.7)	$(95.6)	$(67.5)
Amounts recognized in statement of financial position
Other accrued expenses	$0.5	$0.6	$2.3	$2.2
Other long-term liabilities	15.2	15.1	93.3	65.3
Accumulated other comprehensive income (loss)	(20.0)	(20.4)	(64.2)	(23.4)
Weighted average assumptions
Discount rate	3.50%	4.25%	1.00 - 13.50%	1.75 - 13.81%
Expected return on plan assets	7.00%	7.25%	1.00 - 3.70%	3.50 - 5.26%
Rate of compensation increase	N/A	N/A	2.25 - 7.00%	2.25 - 5.50%
Amounts reclassified from Accumulated Other Comprehensive Loss associated with employee benefit plan costs and recognized on the Company’s Consolidated Statements of Income for the years ended September 30, 2016, 2015 and 2014 were as follows:

(in millions)	2016	2015	2014
Cost of goods sold	$1.4	$0.6	$0.6
Selling expenses	0.3	0.3	0.3
General and administrative expenses	0.7	0.5	0.5
Amounts reclassified from accumulated other comprehensive income	$2.4	$1.4	$1.4
The net loss in Accumulated Other Comprehensive Loss expected to be recognized during the year ended September 30, 2017 is $5.3 million.

The following table contains the components of net periodic benefit cost for the years ended September 30, 2016, 2015 and 2014:

	U.S Plans			Non U.S. Plans
(in millions)	2016	2015	2014	2016	2015	2014
Service cost	$0.2	$0.4	$0.2	$2.6	$2.6	$3.0
Interest cost	3.0	2.9	3.0	5.7	6.2	7.4
Expected return on assets	(4.3)	(4.5)	(4.1)	(4.2)	(5.2)	(5.8)
Curtailment	—	—	—	0.1	0.7	(0.1)
Recognized net actuarial loss	0.6	0.2	0.1	0.8	1.3	1.4
Net periodic benefit cost	$(0.5)	$(1.0)	$(0.8)	$5.0	$5.6	$5.9
Weighted average assumptions
Discount rate	4.25%	4.15%	4.65%	1.75 - 13.81%	2.00 - 13.50%	2.25 - 12.50%
Expected return on plan assets	7.25%	7.50%	7.75%	1.75 - 4.53%	2.00 - 5.26%	4.00 - 5.76%
Rate of compensation increase	N/A	N/A	N/A	2.25 - 5.50%	2.25 - 5.50%	2.25 - 5.50%
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
Below is a summary allocation of all pension plan assets as of September 30, 2016 and 2015:

	US Plans		Non U.S. Plans
Asset Type	2016	2015	2016	2015
Equity Securities	62%	63%	0%	6%
Fixed Income Securities	35%	35%	23%	25%
Other	3%	2%	77%	69%
Total	100%	100%	100%	100%

The fair value of pension plan assets by asset category as of September 30, 2016 and 2015 are as follows:

As of September 30, 2016 (in millions)	Level 1	Level 2	Level 3	Total
Equity Securities
U.S. equity securities	$22.2	$6.3	$—	$28.5
Foreign equity securities	10.4	—	—	10.4
Debt Securities
U.S. bonds	19.6	1.7	—	21.3
Foreign bonds	1.9	24.1	—	26.0
Real estate	1.7	5.8	—	7.5
Life insurance contracts	—	37.0	—	37.0
Other	—	34.4	—	34.4
Foreign cash & cash equivalents	13.7	—	—	13.7
Total plan assets	$69.5	$109.3	$—	$178.8

As of September 30, 2015 (in millions)	Level 1	Level 2	Level 3	Total
Equity Securities
U.S. equity securities	$18.6	$7.1	$—	$25.7
Foreign equity securities	10.5	6.2	—	16.7
Debt Securities			—
U.S. bonds	18.2	1.3		19.5
Foreign bonds	3.0	15.1	—	18.1
Foreign government bonds	—	11.2	—	11.2
Real estate	1.2	6.0	—	7.2
Life insurance contracts	—	35.5	—	35.5
Other	—	33.1	—	33.1
Foreign cash & cash equivalents	8.1	—	—	8.1
Total plan assets	$59.6	$115.5	$—	$175.1
The following benefit payments are expected to be paid:

(in millions)	US Plans	Non U.S. Plans
2017	$3.7	$5.4
2018	3.8	5.7
2019	4.0	6.4
2020	4.1	6.8
2021	4.2	7.0
2022-2026	21.2	40.0
Defined Contribution Plans
The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the years ended September 30, 2016, 2015 and 2014 were $11.8 million, $11.2 million, and $12.3 million.

NOTE 14 - INCOME TAXES
Income tax expense was calculated based upon the following components of income (loss) from operations before income taxes for the years ended September 30, 2016, 2015, and 2014:

	SBH			SB/RH
(in millions)	2016	2015	2014	2016	2015	2014
United States	$197.8	$3.4	$80.7	$203.5	$9.8	$83.3
Outside the United States	199.8	189.9	192.8	199.8	189.9	192.8
Income (loss) from operations before income taxes	$397.6	$193.3	$273.5	$403.3	$199.7	$276.1
The components of income tax expense for the years ended September 30, 2016, 2015 and 2014 are as follows:

	SBH			SB/RH
(in millions)	2016	2015	2014	2016	2015	2014
Current tax expense:
U.S. Federal	$1.6	$3.6	$6.2	$1.6	$3.6	$6.2
Foreign	59.7	40.4	46.6	59.7	40.4	46.6
State and local	4.2	4.5	4.3	4.2	4.5	4.3
Total current tax expense	65.5	48.5	57.1	65.5	48.5	57.1
Deferred tax (benefit) expense:
U.S. Federal	(27.2)	(12.3)	19.7	(16.7)	(12.3)	19.7
Foreign	(1.1)	11.2	(8.2)	(1.1)	11.2	(8.2)
State and local	2.8	(3.5)	(9.6)	3.3	(3.5)	(9.6)
Total deferred tax expense	(25.5)	(4.6)	1.9	(14.5)	(4.6)	1.9
Income tax expense	$40.0	$43.9	$59.0	$51.0	$43.9	$59.0
The following reconciles the total income tax expense, based on the U.S. Federal statutory income tax rate of 35%, with the Company’s recognized income tax expense:

	SBH			SB/RH
(in millions)	2016	2015	2014	2016	2015	2014
U.S. Statutory federal income tax expense	$139.2	$67.6	$95.7	$141.2	$69.9	$96.6
Permanent items	9.1	5.2	4.6	9.1	5.2	4.6
Foreign statutory rate vs. U.S. statutory rate	(38.9)	(33.8)	(28.7)	(38.9)	(33.8)	(28.7)
State income taxes, net of federal effect	4.6	1.7	5.4	4.7	1.7	5.4
Residual tax on foreign earnings	19.7	24.8	90.9	19.7	24.8	90.9
Investment in foreign subsidiary	—	(23.3)	—	—	(23.3)	—
Purchase accounting benefit	—	(22.8)	—	—	(22.8)	—
Benefit from adjustment to tax basis in assets	(8.4)	—	—	(8.4)	—	—
Change in valuation allowance	(91.3)	2.6	(115.6)	(82.7)	0.5	(116.5)
Unrecognized tax expense (benefit)	34.6	(1.2)	0.5	34.6	(1.2)	0.5
Foreign tax law changes	(3.7)	—	(7.6)	(3.7)	—	(7.6)
Share based compensation adjustments	(2.8)	2.3	1.4	(2.8)	2.3	1.4
Impact of IRC Section 9100 relief	(16.4)	—	—	(16.4)	—	—
Adjustment to prior year NOLs	—	14.4	—	—	14.4	—
Return to provision adjustments and other, net	(5.7)	6.4	12.4	(5.4)	6.2	12.4
Income tax expense	$40.0	$43.9	$59.0	$51.0	$43.9	$59.0

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of September 30, 2016 and 2015 are as follows:

	SBH		SB/RH
(in millions)	2016	2015	2016	2015
Deferred tax assets
Employee benefits	$86.3	$63.2	$83.5	$60.9
Restructuring	2.2	4.1	2.2	4.1
Inventories and receivables	32.6	35.2	32.6	35.2
Marketing and promotional accruals	17.6	14.4	17.6	14.4
Prepaid royalty	6.0	6.3	6.0	6.3
Property, plant and equipment	8.4	11.6	8.4	11.6
Unrealized losses	4.2	2.7	4.2	2.7
Intangibles	3.7	6.1	3.7	6.1
Investment in non-US subsidiaries	—	23.3	—	23.3
Net operating loss and credit carry forwards	402.8	447.7	394.9	441.6
Other	24.1	32.8	23.8	32.6
Total deferred tax assets	587.9	647.4	576.9	638.8
Deferred tax liabilities
Property, plant and equipment	20.1	27.1	20.1	27.1
Unrealized gains	5.1	18.6	5.1	18.6
Intangibles	813.4	840.8	813.4	840.8
Taxes on unremitted foreign earnings	2.7	2.4	2.7	2.4
Other	15.3	16.3	15.3	16.3
Total deferred tax liabilities	856.6	905.2	856.6	905.2
Net deferred tax liabilities	(268.7)	(257.8)	(279.7)	(266.4)
Valuation allowance	(245.7)	(305.4)	(245.7)	(296.8)
Net deferred tax liabilities, net valuation allowance	$(514.4)	$(563.2)	$(525.4)	$(563.2)
Reported as:
Deferred charges and other	$18.3	$9.3	$7.3	$9.3
Deferred taxes (noncurrent liability)	(532.7)	(572.5)	(532.7)	(572.5)
During the fourth quarter of the year ended September 30, 2015, the Company recognized $23.3 million of deferred tax assets related to its investment in one of its foreign subsidiaries because it was expected to reverse in the foreseeable future. The deferred tax asset reversed during the year ended September 30, 2016. The Company also recorded a $14.4 million reduction in its net operating loss deferred tax assets, with a corresponding reduction in the valuation allowance, to reflect losses used as a result of prior year adjustments.
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
The Company has provided residual taxes on $102.0 million of distributions from foreign earnings for the year ended September 30, 2016 with $93.6 million of earnings not yet taxed in the U.S. resulting in an increase in income tax expense of $36.7 million. The residual domestic taxes from foreign earnings are recognized as a reduction to net operating loss and credit carryforwards deferred tax assets and taxes on unremitted foreign earnings are recognized as a deferred tax liability. The Company has provided residual taxes on $37.5 million of distributions from foreign earnings for the year ended September 30, 2015 with no earnings not yet taxed in the U.S. resulting in a decrease in income tax expense of $0.3 million. Remaining undistributed earnings of the Company’s foreign operations are $219.4 million at September 30, 2016, and are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on those earnings. If at some future date these earnings cease to be permanently invested, the Company may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts, which cannot be reasonably estimated at this time.
As of September 30, 2016, the Company has U.S. federal net operating loss carryforwards (“NOLs”) of $758.9 million with a federal tax benefit of $265.6 million and tax benefits related to state NOLs of $60.6 million and capital loss carryforwards of $19.8 million with a federal and state tax benefit of $7.6 million. The Company has an additional $4.3 million of federal and state NOLs for which benefits will be recorded to Additional Paid-in Capital when these carryforwards are used. These NOLs expire through years ending in 2036. As of September 30, 2016, the Company has foreign NOLs of $136.3 million and tax benefits of $38.4 million, which will expire beginning in the Company's fiscal year ending September 30, 2017. Certain of the foreign NOLs have indefinite carryforward periods. The Company is subject to an annual limitation on the use of its NOLs that arose prior to its emergence from bankruptcy in the fiscal year ended September 30, 2009. The Company has had multiple changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, that subject the Company’s U.S. federal and state NOLs and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change and the effects of subsequent ownership changes (as defined for tax purposes), if any. In addition, separate return year limitations apply to limit the Company’s utilization of the acquired Russell Hobbs U.S. federal and state NOLs to future income of the Russell Hobbs subgroup. Due to these limitations, the Company estimates, as of September 30, 2016, that $460.4 million of the total U.S. federal NOLs with a federal tax benefit of $161.1 million and $16.7 million of the tax benefit related to state NOLs will expire unused even if the Company generates sufficient income to otherwise use all of its NOLs. The Company also projects, as of September 30, 2015, that $35.4 million of tax benefits related to foreign NOLs will not be used. The Company has provided a full valuation allowance against these deferred tax assets.
A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
The Company has earned pretax profits in the US each of the last three years. Large, profitable US businesses were acquired in years ended September 30, 2015 and 2013, and the Company’s debt levels and blended interest rates have decreased over time. The combination of US operating results and the changes in the Company’s US operating profile led the Company to conclude during the year ended September 30, 2016 that it is more likely than not its U.S. deferred tax assets will be used to reduce taxable income, except for tax attributes subject to ownership change limitations, capital losses, and certain state operating losses and credits that will expire unused.
The Company released $111.1 million of domestic valuation allowance during the year ended September 30, 2016. Approximately $25.1 million of the domestic valuation allowance release results from additional deferred tax assets created by the adoption of ASU No. 2016-09, effective as of October 1, 2015. In December 2015, the Company received a ruling from the Internal Revenue Service (“IRS”) which resulted in $87.8 million of U.S. net operating losses being restored and a release of $16.2 million of domestic valuation allowance from additional deferred tax assets created by the IRS ruling. The Company recorded tax expense of $3.1 million related to additional foreign valuation allowance during the year ended September 30, 2016.
As of September 30, 2016, the valuation allowance was $245.7 million, of which $203.7 million is related to U.S. net deferred tax assets and $42.0 million is related to foreign net deferred tax assets. As of September 30, 2015, the valuation allowance was $305.4 million, of which $268.7 million is related to U.S. net deferred tax assets and $36.7 million is related to foreign net deferred tax assets. During the year ended September 30, 2016, the Company decreased its valuation allowance for deferred tax assets by $59.7 million, of which $65.0 million is related to a decrease in valuation allowance against U.S. net deferred tax assets and $5.3 million related to an increase in the valuation allowance against foreign net deferred tax assets. During the year ended September 30, 2015, the Company recorded valuation allowances of $17.0 million against the deferred tax assets of various Latin America entities as it is more likely than not that the Company will not obtain tax benefits from these assets. During the year ended September 30, 2015, the Company decreased its valuation allowance for deferred tax assets by $27.7 million, of which $30.4 million related to a decrease in valuation allowance against U.S. net deferred tax assets and $2.7 million related to an increase in the valuation allowance against foreign net deferred tax assets. As a result of the AAG acquisition, the Company reversed $22.8 million of U.S. valuation allowance during the year ended September 30, 2015. The reversal was attributable to $22.8 million of net deferred tax liabilities recorded on the AAG acquisition balance sheet which offset other U.S net deferred tax assets. During the year ended September 30, 2015, the Company recorded valuation allowances of $17.0 million against the deferred tax assets of various Latin America entities as it is more likely than not that the Company will not obtain tax benefits from these assets. During the year ended September 30, 2014, the Company decreased its valuation allowance for deferred tax assets by $121.5 million, of which $122.6 million related to a decrease in the valuation allowance against U.S. net deferred tax assets and $1.1 million related to an increase in the valuation allowance against foreign net deferred tax assets. As a result of the one time internal restructuring and debt refinancing activities, the Company reversed $62.6 million of U.S. valuation allowance during the year ended September 30, 2014.

The total amount of unrecognized tax benefits at September 30, 2016 and 2015 are $47.4 million and $14.1 million, respectively. If recognized in the future, $47.4 million of the unrecognized tax benefits as of September 30, 2016 will impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2016 and 2015 the Company had $3.2 million and $2.8 million, respectively, of accrued interest and penalties related to uncertain tax positions. The impact on income tax expense related to interest and penalties for the years ended September 30, 2016, 2015 and 2014 was a net increase of $0.4 million, $0.9 million and $1.1 million, respectively. The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended September 30, 2016, 2015 and 2014:

(in millions)	2016	2015	2014
Unrecognized tax benefits, beginning of year	$14.1	$11.3	$13.8
Gross increase - tax positions in prior period	29.9	4.1	1.5
Gross decrease - tax positions in prior period	(0.4)	(1.9)	(1.4)
Gross increase - tax positions in current period	4.4	1.8	0.7
Settlements	(0.6)	(0.9)	(2.5)
Lapse of statutes of limitations	—	(0.3)	(0.8)
Unrecognized tax benefits, end of year	$47.4	$14.1	$11.3
The increase in unrecognized tax benefits for the year ended September 30, 2016 includes a $25.5 million expense to record a tax contingency reserve for a tax exposure in Germany. During the year, a local court ruled against the Company’s characterization of certain assets as amortizable under Germany tax law. We have appealed this ruling to the German Federal Court.
The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2012 are closed. However, the federal NOLs from the Company’s fiscal years ended September 30, 2012 and prior are subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforwards are utilized and those years are closed for audit. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen. As of September 30, 2016, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next twelve months some portion of previously unrecognized tax benefits could be recognized.
NOTE 15 - RELATED PARTIES
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
Jefferies LLC (“Jefferies”), a wholly owned subsidiary of Leucadia National Corporation, which through subsidiaries beneficially owns more than 10% of the outstanding common stock of HRG, which in turn owns 58% of the Company’s outstanding common stock. For the year ended September 30, 2016, Jefferies acted as one of the initial purchasers for SBI’s offering of €425 million of its 4.00% Notes due 2026, for which Jefferies received $0.3 million in discounts, commissions and reimbursements of expenses. For the year ended September 30, 2015, Jefferies acted as (i) one of the initial purchasers for SBI’s offering of $1.0 billion of its 5.75% Notes due 2025, for which Jefferies received $2.6 million in discounts, commissions and reimbursements of expenses, (ii) one of the underwriters for the Company’s $575 million offering of common stock in May 2015, for which Jefferies received $1.5 million in discounts, commissions and reimbursements of expenses, and (iii) one of the financing institutions that committed to provide “back stop” bridge facilities in an aggregate amount of $1.5 billion in connection with the financing of the AAG acquisition, for which Jefferies received $2.1 million in fees and reimbursements of expenses.

NOTE 16 - SHARE BASED COMPENSATION
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
During the year ended September 30, 2016, the Company granted 0.6 million RSUs, which include 0.4 million units that vested immediately or within 12 months, and 0.2 million units that are performance-based and vest within a two-year period. During the year ended September 30, 2015, the Company granted 0.6 million RSUs, which include 0.1 million units that vested immediately or within 12 months, 0.2 unit million units that vest over a one year period, and 0.3 million units that are performance-based and vest within a two-year period. During the year ended September 30, 2014, the Company granted 0.7 million RSUs, which include 0.3 million units that vested immediately or within 12 months, 0.1 million units that vest over a one year period and 0.3 million units that are performance-based and vest within a two year period. Share based compensation expense recognized by SBH during the years ended September 30, 2016, 2015 and 2014 was $64.4 million, $47.6 million, and $46.8 million, respectively.
Share based compensation expense recognized by SB/RH during the years ended September 30, 2016, 2015 and 2014 was $59.3 million, $41.8 million and $44.9 million, respectively. Share based compensation expense is recognized as General and Administrative Expenses on the Consolidated Statements of Income. The remaining unamortized compensation cost related to non-vested RSUs at September 30, 2016 is $18.1 million and $16.7 million for the SBH and SB/RH, respectively. The following is a summary of the RSU activity for the years ended September 30, 2016, 2015 and 2014:

	SBH			SB/RH
		Weighted			Weighted
		Average			Average
		Grant Date	Fair Value		Grant Date	Fair Value
(in millions, except per share data)	Shares	Fair Value	at Grant Date	Shares	Fair Value	at Grant Date
At September 30, 2013	1.1	$39.11	$43.7	1.1	$39.12	$43.1
Granted	0.7	75.50	50.5	0.6	75.82	48.6
Forfeited	—	69.33	(0.4)	—	69.33	(0.4)
Vested	(1.0)	39.69	(37.8)	(0.9)	39.34	(36.7)
At September 30, 2014	0.8	67.66	56.0	0.8	67.90	54.6
Granted	0.6	92.51	52.9	0.5	93.12	42.3
Forfeited	(0.1)	85.16	(5.3)	(0.1)	85.16	(5.3)
Vested	(0.7)	69.00	(50.4)	(0.7)	68.98	(49.5)
At September 30, 2015	0.6	87.50	53.2	0.5	87.71	42.1
Granted	0.6	94.88	56.0	0.6	95.00	54.1
Forfeited	(0.1)	92.26	(6.6)	(0.1)	92.26	(6.6)
Vested	(0.5)	86.97	(47.8)	(0.5)	86.78	(44.3)
At September 30, 2016	0.6	94.97	$54.8	0.5	96.92	$45.3

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in the components of accumulated other comprehensive income (loss), net of taxes, was as follows:

	Foreign		Employee
	Currency	Hedging	Benefit
(in millions)	Translation	Activity	Plans	Total
Year Ended September 30, 2014
Accumulated other comprehensive loss, as of September 30, 2013	$(7.0)	$(2.3)	$(29.2)	$(38.5)
Other comprehensive (loss) income before reclassification	(32.6)	13.1	(6.6)	(26.1)
Amounts reclassified from accumulated other comprehensive (loss) income	—	2.6	1.4	4.0
Other comprehensive (loss) income	(32.6)	$15.7	$(5.2)	(22.1)
Deferred tax effect	—	(4.2)	2.9	(1.3)
Deferred tax valuation allowance	—	—	(1.3)	(1.3)
Other comprehensive (loss) income, net of tax	(32.6)	11.5	(3.6)	(24.7)
Other comprehensive loss attributable to non-controlling interest	(0.1)	—	—	(0.1)
Other comprehensive (loss) income attributable to controlling interest	(32.5)	11.5	(3.6)	(24.6)
Accumulated other comprehensive (loss) income, as of September 30, 2014	(39.5)	$9.2	$(32.8)	(63.1)
Year Ended September 30, 2015
Other comprehensive (loss) income before reclassification	(113.0)	11.3	(12.9)	(114.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(27.5)	1.4	(26.1)
Other comprehensive loss	(113.0)	(16.2)	(11.5)	(140.7)
Deferred tax effect	—	5.2	3.9	9.1
Deferred tax valuation allowance	—	(2.2)	(3.4)	(5.6)
Other comprehensive loss, net of tax	(113.0)	(13.2)	(11.0)	(137.2)
Other comprehensive loss attributable to non-controlling interest	(0.2)	—	—	(0.2)
Other comprehensive loss attributable to controlling interest	(112.8)	(13.2)	(11.0)	(137.0)
Accumulated other comprehensive loss, as of September 30, 2015	(152.3)	(4.0)	(43.8)	(200.1)
Year Ended September 30, 2016
Other comprehensive (loss) income before reclassification	(6.2)	11.1	(41.4)	(36.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.1)	2.4	1.3
Other comprehensive (loss) income	(6.2)	10.0	(39.0)	(35.2)
Deferred tax effect	(2.3)	(2.8)	10.9	5.8
Deferred tax valuation allowance	—	(0.1)	(0.1)	(0.2)
Other comprehensive (loss) income, net of tax	(8.5)	7.1	(28.2)	(29.6)
Other comprehensive loss attributable to non-controlling interest	(0.3)	—	—	(0.3)
Other comprehensive (loss) income attributable to controlling interest	(8.2)	7.1	(28.2)	(29.3)
Accumulated other comprehensive (loss) income, as of September 30, 2016	$(160.5)	$3.1	$(72.0)	$(229.4)
See Note 12, “Derivatives” for further detail on the Company’s derivative hedging activity. See Note 13, “Employee Benefit Plans” for further detail over the Company’s defined benefit plans.
NOTE 18 - COMMITMENTS AND CONTINGENCIES
The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. The Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
The Company has provided for the estimated costs of $4.4 million, as of September 30, 2016 and 2015, associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
NOTE 19 - SEGMENT INFORMATION
The Company identifies its segments based upon the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company manufactures, markets and/or distributes multiple product lines through various distribution networks, and in multiple geographic regions. The Company manages its business in five vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery, electric personal care and small appliances businesses; (ii) Hardware & Home Improvement, which consists of the Company’s worldwide hardware, home improvement and plumbing businesses; (iii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business; (iv) Home and Garden, which consists of the Company’s home and garden and insect control businesses; and (v) Global Auto Care, and consists of the Company’s automotive appearance and performance products. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives, and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within the segment. Net sales attributable to foreign countries are determined based on the domiciled country of the customer.
Net sales relating to the segments for the years ended September 30, 2016, 2015 and 2014 are as follows:

	SBH			SB/RH
Net sales to external customers (in millions)	2016	2015	2014	2016	2015	2014
Consumer batteries	$840.7	$829.5	$957.8	$840.7	$829.5	$957.8
Small appliances	656.0	734.6	730.8	656.0	734.6	730.8
Personal care	513.6	528.1	542.1	513.6	528.1	542.1
Global Batteries & Appliances	2,010.3	2,092.2	2,230.7	2,010.3	2,092.2	2,230.7
Hardware & Home Improvement	1,241.0	1,205.5	1,166.0	1,241.0	1,205.5	1,166.0
Global Pet Supplies	825.7	758.2	600.5	825.7	758.2	600.5
Home and Garden	509.0	474.0	431.9	509.0	474.0	431.9
Global Auto Care	453.7	160.5	—	453.7	160.5	—
Net sales	$5,039.7	$4,690.4	$4,429.1	$5,039.7	$4,690.4	$4,429.1
During the year ended September 30, 2016, the Company changed its performance metric to Adjusted EBITDA to better reflect how the Chief Operating Decision Maker is currently evaluating the business and making operating decisions. All amounts for prior periods have been recast to reflect current presentation. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes (i) share based compensation expense as it is a non-cash based compensation cost; (ii) acquisition and integration costs that consist of transaction costs from acquisition transactions during the period, or subsequent integration related project costs directly associated with the acquired business; (iii) restructuring and related costs, which consist of project costs associated with restructuring initiatives across the segments; (iv) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition; (v) non-cash asset impairments or write-offs realized; (vi) and other. During the year ended September 30, 2016, other adjustments consisted of costs associated with the onboarding of a key executive and the involuntary transfer of inventory. During the year ended September 30, 2015, other consisted of costs associated with the exiting of a key executive, coupled with onboarding a key executive, plus a non-recurring adjustment for the devaluation of cash and cash equivalents denominated in Venezuelan currency. During the year ended September 30, 2014, other consisted of costs associated with the exiting of a key executive.
Segment Adjusted EBITDA in relation to the Company’s reportable segments for the years ended September 30, 2016, 2015 and 2014, is as follows:

	SBH			SB/RH
Segment Adjusted EBITDA (in millions)	2016	2015	2014	2016	2015	2014
Global Batteries & Appliances	$311.4	$306.9	$326.6	$311.4	$306.9	$326.6
Hardware & Home Improvement	241.6	225.5	210.3	241.6	225.5	210.3
Global Pet Supplies	140.1	124.5	113.2	140.1	124.5	113.2
Home and Garden	138.3	124.5	101.8	138.3	124.5	101.8
Global Auto Care	153.4	47.3	—	153.4	47.3	—
Total Segment Adjusted EBITDA	984.8	828.7	751.9	984.8	828.7	751.9
Depreciation and amortization	183.0	170.0	157.6	183.0	170.0	157.6
Share-based compensation	64.4	47.6	46.8	59.3	41.8	44.9
Corporate expenses	32.0	28.1	27.6	31.4	27.5	26.9
Purchase accounting inventory adjustment	—	21.7	—	—	21.7	—
Write-off from impairment of intangible assets	4.7	—	—	4.7	—	—
Acquisition and integration related charges	36.7	58.8	20.1	36.7	58.8	20.1
Restructuring and related charges	15.2	28.7	22.9	15.2	28.7	22.9
Interest expense	250.0	271.9	202.1	250.0	271.9	202.1
Other	1.2	8.6	1.3	1.2	8.6	1.3
Income from operations before income taxes	$397.6	$193.3	$273.5	$403.3	$199.7	$276.1

Other financial information relating to the Company’s segments is as follows for the years ended September 30, 2016, 2015 and 2014 and as of September 30, 2016 and 2015:

	SBH			SB/RH
Depreciation and amortization (in millions)	2016	2015	2014	2016	2015	2014
Global Batteries & Appliances	$72.2	$71.0	$73.1	$72.2	$71.0	$73.1
Hardware & Home Improvement	35.4	39.4	40.4	35.4	39.4	40.4
Global Pet Supplies	42.7	39.7	31.5	42.7	39.7	31.5
Home and Garden	15.2	13.3	12.6	15.2	13.3	12.6
Global Auto Care	17.5	6.6	—	17.5	6.6	—
Total segments	183.0	170.0	157.6	183.0	170.0	157.6
Corporate	—	—	—	—	—	—
Total depreciation and amortization	$183.0	$170.0	$157.6	$183.0	$170.0	$157.6

	SBH			SB/RH
Capital expenditures (in millions)	2016	2015	2014	2016	2015	2014
Global Batteries & Appliances	$49.6	$48.9	$40.3	$49.6	$48.9	$40.3
Hardware & Home Improvement	22.3	16.3	21.2	22.3	16.3	21.2
Global Pet Supplies	14.4	10.4	5.3	14.4	10.4	5.3
Home and Garden Business	6.9	12.3	6.5	6.9	12.3	6.5
Global Auto Care	2.0	1.2	—	2.0	1.2	—
Total segment capital expenditures	95.2	89.1	73.3	95.2	89.1	73.3
Corporate	—	—	—	—	—	—
Total capital expenditures	$95.2	$89.1	$73.3	$95.2	$89.1	$73.3

	SBH		SB/RH
Segment total assets (in millions)	2016	2015	2016	2015
Global Batteries & Appliances	$2,045.0	$2,080.4	$2,045.0	$2,080.4
Hardware & Home Improvement	1,594.7	1,619.9	1,594.7	1,619.9
Global Pet Supplies	1,074.1	1,125.2	1,074.1	1,125.2
Home and Garden	556.8	530.9	556.8	530.9
Global Auto Care	1,494.3	1,543.1	1,494.3	1,543.1
Total segment assets	6,764.9	6,899.5	6,764.9	6,899.5
Corporate	304.2	294.3	288.6	294.2
Total assets	$7,069.1	$7,193.8	$7,053.5	$7,193.7
Net sales for the years ended September 30, 2016, 2015 and 2014 and long-lived asset information as of September 30, 2016 and 2015 by geographic area are as follows:

	SBH			SB/RH
Net sales to external parties - Geographic Disclosure (in millions)	2016	2015	2014	2016	2015	2014
United States	$3,217.9	$2,907.9	$2,640.7	$3,217.9	$2,907.9	$2,640.7
Europe/MEA	1,090.7	1,049.8	970.4	1,090.7	1,049.8	970.4
Latin America	372.7	381.5	414.3	372.7	381.5	414.3
North America - Other	192.4	164.0	196.0	192.4	164.0	196.0
Asia-Pacific	166.0	187.2	207.7	166.0	187.2	207.7
Net sales	$5,039.7	$4,690.4	$4,429.1	$5,039.7	$4,690.4	$4,429.1

	SBH		SB/RH
Long-lived assets - Geographic Disclosure (in millions)	2016	2015	2016	2015
United States	$322.1	$311.1	$322.1	$311.1
Europe/MEA	141.4	139.2	141.4	139.2
Latin America	33.6	14.6	33.6	14.6
North America - Other	3.5	2.4	3.5	2.4
Asia-Pacific	41.5	39.8	41.5	39.8
Total long-lived assets	$542.1	$507.1	$542.1	$507.1
NOTE 20 - EARNINGS PER SHARE - SBH
Basic earnings per share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that would occur if restricted stock units were converted into common shares that then shared in the net income of the entity available to common shareholders, as long as their effect is not antidilutive. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of potentially diluted share-based awards, including restricted stock units. The Company uses the treasury stock method to reflect dilution of restricted stock units.
 The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the years ended September 30, 2016, 2015 and 2014, are as follows:

(in millions, except per share amounts)	2016	2015	2014
Numerator
Net income attributable to controlling interest	$357.1	$148.9	$214.1
Denominator
Weighted average shares outstanding - basic	59.3	55.6	52.6
Dilutive shares	0.3	0.3	0.7
Weighted average shares outstanding - diluted	59.6	55.9	53.3
Earnings per share
Basic earnings per share	$6.02	$2.68	$4.07
Diluted earnings per share	$5.99	$2.66	$4.02
Weighted average number of anti-dilutive shares excluded from denominator
Restricted stock units	0.1	0.1	0.1
Performance based restricted stock units are considered anti-dilutive if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period.
NOTE 21 - GUARANTOR STATEMENTS - SB/RH
SBI (with SB/RH as a parent guarantor) (collectively, the “Parent”), with their domestic subsidiaries as subsidiary guarantors, has issued the 6.375% Notes and the 6.625% Notes under the 2020/22 Indenture, 6.125% Notes under the 2024 Indenture, the 5.75% Notes under the 2025 Indenture and the 4.00% Notes under the 2026 Indenture. See Note 10, “Debt” for further information on the 6.375% Notes, 6.625% Notes, 6.125% Notes, 5.75% Notes and 4.00% Notes.
The following consolidating financial statements illustrate the components of the consolidated financial statements of SB/RH. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions.

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$98.6	$3.1	$169.1	$—	$270.8
Trade receivables, net	179.5	68.7	234.4	—	482.6
Intercompany receivables	—	909.1	233.4	(1,142.5)	—
Other receivables	—	5.5	56.3	(6.2)	55.6
Inventories	372.8	104.3	281.1	(17.6)	740.6
Prepaid expenses and other	42.8	4.4	32.1	(0.5)	78.8
Total current assets	693.7	1,095.1	1,006.4	(1,166.8)	1,628.4
Property, plant and equipment, net	241.1	77.6	223.4	—	542.1
Long-term intercompany receivables	365.4	187.3	13.7	(566.4)	—
Deferred charges and other	180.5	0.9	41.5	(190.8)	32.1
Goodwill	912.1	1,154.5	411.8	—	2,478.4
Intangible assets, net	1,341.5	628.5	402.5	—	2,372.5
Investments in subsidiaries	3,497.8	1,258.1	(2.9)	(4,753.0)	—
Total assets	$7,232.1	$4,402.0	$2,096.4	$(6,677.0)	$7,053.5
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$143.6	$1.4	$19.9	$(0.9)	$164.0
Accounts payable	257.5	58.4	264.2	—	580.1
Intercompany accounts payable	1,157.0	—	—	(1,157.0)	—
Accrued wages and salaries	63.9	6.6	52.4	—	122.9
Accrued interest	39.3	—	—	—	39.3
Other current liabilities	88.0	11.0	95.5	(6.2)	188.3
Total current liabilities	1,749.3	77.4	432.0	(1,164.1)	1,094.6
Long-term debt, net of current portion	3,402.5	20.5	33.2	—	3,456.2
Long-term intercompany debt	12.8	346.1	192.6	(551.5)	—
Deferred income taxes	189.0	459.2	80.3	(195.8)	532.7
Other long-term liabilities	39.5	1.0	100.1	—	140.6
Total liabilities	5,393.1	904.2	838.2	(1,911.4)	5,224.1
Shareholder' equity:
Other capital	2,060.9	152.3	(954.0)	741.7	2,000.9
Accumulated (deficit) earnings	8.0	3,551.6	2,362.1	(5,913.6)	8.1
Accumulated other comprehensive (loss) income	(229.9)	(206.1)	(199.7)	406.3	(229.4)
Total shareholder's equity	1,839.0	3,497.8	1,208.4	(4,765.6)	1,779.6
Non-controlling interest	—	—	49.8	—	49.8
Total equity	1,839.0	3,497.8	1,258.2	(4,765.6)	1,829.4
Total liabilities and equity	$7,232.1	$4,402.0	$2,096.4	$(6,677.0)	$7,053.5

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13.0	$8.6	$226.3	$—	$247.9
Trade receivables, net	175.8	94.9	228.1	—	498.8
Intercompany receivables	152.0	713.8	225.0	(1,090.8)	—
Other receivables	14.3	11.2	62.4	—	87.9
Inventories	410.3	95.7	291.8	(17.0)	780.8
Prepaid expenses and other	36.1	2.2	33.0	0.8	72.1
Total current assets	801.5	926.4	1,066.6	(1,107.0)	1,687.5
Property, plant and equipment, net	235.2	60.7	211.2	—	507.1
Long-term intercompany receivables	2.8	357.7	15.4	(375.9)	—
Deferred charges and other	154.8	14.1	35.3	(162.1)	42.1
Goodwill	910.7	1,154.0	412.0	—	2,476.7
Intangible assets, net	1,402.4	646.6	431.3	—	2,480.3
Investments in subsidiaries	3,150.1	1,095.9	(2.9)	(4,243.1)	—
Total assets	6,657.5	4,255.4	2,168.9	(5,888.1)	7,193.7
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	53.4	—	15.1	—	68.5
Accounts payable	281.1	45.9	293.6	—	620.6
Intercompany accounts payable	449.4	—	28.5	(477.9)	—
Accrued wages and salaries	40.3	10.0	46.2	—	96.5
Accrued interest	63.2	—	0.1	—	63.3
Other current liabilities	84.5	21.5	106.0	(0.1)	211.9
Total current liabilities	971.9	77.4	489.5	(478.0)	1,060.8
Long-term debt, net of current portion	3,848.8	—	23.3	—	3,872.1
Long-term intercompany debt	16.8	578.7	392.6	(988.1)	—
Deferred income taxes	202.1	440.5	94.2	(164.3)	572.5
Other long-term liabilities	33.3	8.8	73.4	—	115.5
Total liabilities	5,072.9	1,105.4	1,073.0	(1,630.4)	5,620.9
Shareholder's equity:
Other capital	1,981.7	1,129.2	34.7	(1,175.7)	1,969.9
Accumulated (deficit) earnings	(246.7)	2,139.8	1,176.1	(3,315.9)	(246.7)
Accumulated other comprehensive (loss) income	(200.2)	(175.1)	(171.0)	346.2	(200.1)
Total shareholder's equity	1,534.8	3,093.9	1,039.8	(4,145.4)	1,523.1
Non-controlling interest	49.8	56.1	56.1	(112.3)	49.7
Total equity	1,584.6	3,150.0	1,095.9	(4,257.7)	1,572.8
Total liabilities and equity	$6,657.5	$4,255.4	$2,168.9	$(5,888.1)	$7,193.7

Statement of Income		Guarantor	Nonguarantor
Year ended September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$2,466.2	$1,461.2	$2,621.0	$(1,508.7)	$5,039.7
Cost of goods sold	1,671.2	1,011.6	1,943.1	(1,506.6)	3,119.3
Restructuring and related charges	—	—	0.5	—	0.5
Gross profit	795.0	449.6	677.4	(2.1)	1,919.9
Selling	317.9	119.9	340.3	(1.5)	776.6
General and administrative	229.8	76.0	60.9	(0.1)	366.6
Research and development	37.2	6.4	15.1	—	58.7
Acquisition and integration related charges	21.5	3.2	12.0	—	36.7
Restructuring and related charges	4.9	5.7	4.1	—	14.7
Write-off from impairment of intangible assets	4.7	—	—	—	4.7
Total operating expense	616.0	211.2	432.4	(1.6)	1,258.0
Operating income (loss)	179.0	238.4	245.0	(0.5)	661.9
Interest expense	214.0	19.9	16.1	—	250.0
Other non-operating (income) expense, net	(381.1)	(196.4)	9.0	577.1	8.6
Income from operations before income taxes	346.1	414.9	219.9	(577.6)	403.3
Income tax expense (benefit)	(6.2)	36.6	23.4	(2.8)	51.0
Net income (loss)	352.3	378.3	196.5	(574.8)	352.3
Net income attributable to non-controlling interest	—	—	0.4	—	0.4
Net income (loss) attributable to controlling interest	$352.3	$378.3	$196.1	$(574.8)	$351.9

Statement of Income		Guarantor	Nonguarantor
Year ended September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$2,385.1	$759.6	$2,534.0	$(988.3)	$4,690.4
Cost of goods sold	1,657.0	492.4	1,845.5	(976.9)	3,018.0
Restructuring and related charges	—	—	2.1	—	2.1
Gross profit	728.1	267.2	686.4	(11.4)	1,670.3
Selling	291.4	89.5	340.8	(1.0)	720.7
General and administrative	218.8	40.4	73.2	—	332.4
Research and development	33.4	3.3	14.6	—	51.3
Acquisition and integration related charges	40.8	5.7	12.3	—	58.8
Restructuring and related charges	34.0	0.6	(8.0)	—	26.6
Total operating expense	618.4	139.5	432.9	(1.0)	1,189.8
Operating income (loss)	109.7	127.7	253.5	(10.4)	480.5
Interest expense	235.4	6.9	29.6	—	271.9
Other non-operating (income) expense, net	(207.1)	(151.5)	4.8	362.7	8.9
Income from operations before income taxes	81.4	272.3	219.1	(373.1)	199.7
Income tax (benefit) expense	(74.4)	66.3	52.9	(0.9)	43.9
Net income (loss)	155.8	206.0	166.2	(372.2)	155.8
Net income (loss) attributable to non-controlling interest	0.4	0.9	0.9	(1.8)	0.4
Net income (loss) attributable to controlling interest	$155.4	$205.1	$165.3	$(370.4)	$155.4

Statement of Income		Guarantor	Nonguarantor
Year ended September 30, 2014 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$626.7	$2,141.3	$2,449.4	$(788.3)	$4,429.1
Cost of goods sold	447.7	1,434.4	1,762.7	(788.3)	2,856.5
Restructuring and related charges	—	2.6	1.1		3.7
Gross profit	179.0	704.3	685.6	—	1,568.9
Selling	76.6	268.5	333.8	(0.7)	678.2
General and administrative	60.5	168.9	89.6	—	319.0
Research and development	22.3	12.0	13.6	—	47.9
Acquisition and integration related charges	11.7	8.3	0.1	—	20.1
Restructuring and related charges	8.4	4.0	6.8	—	19.2
Total operating expense	179.5	461.7	443.9	(0.7)	1,084.4
Operating income (loss)	(0.5)	242.6	241.7	0.7	484.5
Interest expense	172.2	(0.1)	30.0	—	202.1
Other non-operating (income) expense, net	(213.8)	(163.7)	3.9	379.9	6.3
Income from operations before income taxes	41.1	406.4	207.8	(379.2)	276.1
Income tax expense (benefit)	(176.0)	194.6	40.1	0.3	59.0
Net income (loss)	217.1	211.8	167.7	(379.5)	217.1
Net income (loss) attributable to non-controlling interest	0.3	0.3	0.3	(0.6)	0.3
Net income (loss) attributable to controlling interest	$216.8	$211.5	$167.4	$(378.9)	$216.8

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year ended September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$352.3	$378.3	$196.5	$(574.8)	$352.3
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(8.5)	(8.4)	(6.0)	14.4	(8.5)
Unrealized gain (loss) on derivative instruments	7.1	3.2	3.2	(6.4)	7.1
Defined benefit pension gain (loss)	(28.2)	(25.4)	(25.3)	50.7	(28.2)
Other comprehensive income (loss)	(29.6)	(30.6)	(28.1)	58.7	(29.6)
Comprehensive income (loss)	322.7	347.7	168.4	(516.1)	322.7
Comprehensive income (loss) attributable to non-controlling interest	—	—	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to controlling interest	$322.7	$347.7	$168.7	$(516.1)	$323.0

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year ended September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$155.8	$206.0	$166.2	$(372.2)	$155.8
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(112.8)	(113.7)	(113.7)	227.2	(113.0)
Unrealized (loss) gain on derivative instruments	(13.2)	(7.9)	(7.9)	15.8	(13.2)
Defined benefit pension (loss) gain	(11.0)	(2.2)	(2.2)	4.4	(11.0)
Other comprehensive (loss) income	(137.0)	(123.8)	(123.8)	247.4	(137.2)
Comprehensive income (loss)	18.8	82.2	42.4	(124.8)	18.6
Comprehensive income (loss) attributable to non-controlling interest	(0.2)	(0.2)	(0.2)	0.4	(0.2)
Comprehensive income (loss) attributable to controlling interest	$19.0	$82.4	$42.6	$(125.2)	$18.8

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year ended September 30, 2014 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$217.1	$211.8	$167.7	$(379.5)	$217.1
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(32.5)	(32.7)	(33.6)	66.3	(32.5)
Unrealized gain (loss) on derivative instruments	11.5	11.4	11.7	(23.1)	11.5
Defined benefit pension (loss) gain	(3.6)	(0.1)	(0.1)	0.2	(3.6)
Other comprehensive (loss) income	(24.6)	(21.4)	(22.0)	43.4	(24.6)
Comprehensive income (loss)	192.5	190.4	145.7	(336.1)	192.5
Comprehensive income (loss) attributable to non-controlling interest	0.4	0.3	0.3	(0.6)	0.4
Comprehensive income (loss) attributable to controlling interest	$192.1	$190.1	$145.4	$(335.5)	$192.1

Statement of Cash Flows		Guarantor	Nonguarantor
Year ended September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(374.4)	$408.9	$(107.7)	$674.8	$601.6
Cash flows from investing activities
Purchases of property, plant and equipment	(49.7)	(8.3)	(37.2)	—	(95.2)
Proceeds from sales of property, plant and equipment	0.1	—	0.9	—	1.0
Other investing activities	(1.0)	(3.2)	—	—	(4.2)
Net cash used by investing activities	(50.6)	(11.5)	(36.3)	—	(98.4)
Cash flows from financing activities
Proceeds from issuance of debt	498.9	—	—	—	498.9
Payment of debt	(863.7)	—	(4.4)	—	(868.1)
Payment of debt issuance costs	(9.3)	—	—	—	(9.3)
Payment of cash dividends to parent	(97.2)	—	—	—	(97.2)
Payment of contingent consideration	(3.2)	—	—	—	(3.2)
Advances related to intercompany transactions	985.1	(402.9)	92.6	(674.8)	—
Net cash provided (used) by financing activities	510.6	(402.9)	88.2	(674.8)	(478.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.4)	—	(1.4)
Net (decrease) in cash and cash equivalents	85.6	(5.5)	(57.2)	—	22.9
Cash and cash equivalents, beginning of period	13.0	8.6	226.3	—	247.9
Cash and cash equivalents, end of period	$98.6	$3.1	$169.1	$—	$270.8

Statement of Cash Flows		Guarantor	Nonguarantor
Year ended September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(143.5)	$(770.8)	$(1,418.8)	$2,774.9	$441.8
Cash flows from investing activities				—
Purchases of property, plant and equipment	(45.7)	(13.5)	(29.9)	—	(89.1)
Business acquisitions, net of cash acquired	(1,026.0)	—	(165.1)	—	(1,191.1)
Proceeds from sales of property, plant and equipment	0.1	—	1.3	—	1.4
Other investing activities	—	—	(0.9)	—	(0.9)
Net cash used by investing activities	(1,071.6)	(13.5)	(194.6)	—	(1,279.7)
Cash flows from financing activities
Proceeds from issuance of debt	3,320.3	—	—	—	3,320.3
Payment of debt	(2,521.2)	—	(292.0)	—	(2,813.2)
Payment of debt issuance costs	(38.1)	—	—	—	(38.1)
Payment of cash dividends to parent	(72.1)	—	—	—	(72.1)
Share based tax withholding payments, net of proceeds upon vesting	(2.6)	—	—	—	(2.6)
Advances related to intercompany transactions	8.7	781.7	1,984.5	(2,774.9)	—
Capital contribution from parent	528.3	—	—	—	528.3
Net cash provided (used) by financing activities	1,223.3	781.7	1,692.5	(2,774.9)	922.6
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	—	(2.5)	—	(2.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(27.2)	—	(27.2)
Net increase (decrease) in cash and cash equivalents	8.2	(2.6)	49.4	—	55.0
Cash and cash equivalents, beginning of period	4.8	11.2	176.9	—	192.9
Cash and cash equivalents, end of period	$13.0	$8.6	$226.3	$—	$247.9

Statement of Cash Flows		Guarantor	Nonguarantor
Year ended September 30, 2014 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$616.6	$114.4	$(269.4)	$(26.9)	$434.7
Cash flows from investing activities
Purchases of property, plant and equipment	(23.2)	(26.4)	(23.7)	—	(73.3)
Business acquisitions, net of cash acquired	—	(27.6)	—	—	(27.6)
Proceeds from sales of property, plant and equipment	0.1	0.1	9.0	—	9.2
Other investing activities	—	(1.8)	—	—	(1.8)
Net cash used by investing activities	(23.1)	(55.7)	(14.7)	—	(93.5)
Cash flows from financing activities
Proceeds from issuance of debt	230.7	—	309.4	—	540.1
Payment of debt	(764.9)	—	(6.0)	—	(770.9)
Payment of debt issuance costs	(0.5)	—	(4.9)	—	(5.4)
Payment of cash dividends to parent	(77.0)		—	—	(77.0)
Share based tax withholding payments, net of proceeds upon vesting	(25.0)	—	—	—	(25.0)
Advances related to intercompany transactions	44.1	(52.9)	(18.1)	26.9	—
Net cash (used) provided by financing activities	(592.6)	(52.9)	280.4	26.9	(338.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8.3)		(8.3)
Net increase (decrease) in cash and cash equivalents	0.9	5.8	(12.0)	—	(5.3)
Cash and cash equivalents, beginning of period	3.9	5.4	188.9		198.2
Cash and cash equivalents, end of period	$4.8	$11.2	$176.9	$—	$192.9

NOTE 22 - QUARTERLY RESULTS (UNAUDITED)

Spectrum Brands Holdings, Inc.	Quarter Ended
2016 (in millions, except per share)	September 30, 2016	July 3, 2016	April 3, 2016	January 3, 2016
Net sales	$1,249.8	$1,361.5	$1,209.6	$1,218.8
Gross profit	485.8	530.6	462.8	440.7
Net income attributable to controlling interest	89.0	101.9	92.6	73.6
Basic earnings per share	$1.50	$1.72	$1.56	$1.24
Diluted earnings per share	$1.49	$1.71	$1.55	$1.24

Spectrum Brands Holdings, Inc.	Quarter Ended
2015 (in millions, except per share)	September 30, 2015	June 28, 2015	March 29, 2015	December 28, 2014
Net sales	$1,308.1	$1,247.5	$1,067.0	$1,067.8
Gross profit	467.4	458.0	374.7	370.2
Net income attributable to controlling interest	26.4	44.9	27.8	49.8
Basic earnings per share	$0.44	$0.79	$0.52	$0.94
Diluted earnings per share	$0.44	$0.79	$0.52	$0.94

SB/RH Holdings, LLC	Quarter Ended
2016 (in millions)	September 30, 2016	July 3, 2016	April 3, 2016	January 3, 2016
Net sales	$1,249.8	$1,361.5	$1,209.6	$1,218.8
Gross profit	485.8	530.6	462.8	440.7
Net income attributable to controlling interest	88.9	105.1	82.5	75.4

SB/RH Holdings, LLC	Quarter Ended
2015 (in millions)	September 30, 2015	June 28, 2015	March 29, 2015	December 28, 2014
Net sales	$1,308.1	$1,247.5	$1,067.0	$1,067.8
Gross profit	467.4	458.0	374.7	370.2
Net income attributable to controlling interest	28.4	46.6	29.6	50.8
As previously discussed in Note 2, “Significant Accounting Policies and Practices”, the Company adopted ASU No. 2016-09. The Company had elected to early adopt the ASU during the quarter ended July 3, 2016 effective as if adopted the first day of the fiscal year, October 1, 2015. The adoption of the new standard impacted our previously reported quarterly results for the recognition of excess tax benefits in our provision for income taxes rather than paid in capital. Due to the valuation allowance on deferred taxes, there was no impact to our quarterly results for the quarter ended January 3, 2016. The following summarizes the impact to the quarter ended April 3, 2016:

	Quarter Ended April 3, 2016
SBH (in millions, except per share)	As Reported	Adjustment	As Adjusted
Net income attributable to controlling interest	75.2	17.4	92.6
Basic earnings per share	$1.27	$0.29	$1.56
Diluted earnings per share	$1.26	$0.29	$1.55

	Quarter Ended April 3, 2016
SB/RH (in millions)	As Reported	Adjustment	As Adjusted
Net income attributable to controlling interest	72.1	10.4	82.5

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

FS HOLDCO II LTD.

Independent Auditors’ Report
The Board of Directors
FS Holdco II Ltd.:
We have audited the accompanying consolidated financial statements of FS Holdco II Ltd. and its subsidiaries, which comprise the balance sheets as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, shareholder’s equity, and cash flows for each of the years in the three-year period ended September 30, 2016, and the related notes to the consolidated financial statements.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of FS Holdco II Ltd. and their subsidiaries, as of September 30, 2016 and 2015, and the results of their operations and its cash flows for each of the years in the three-year period ended September 30, 2016 in accordance with U.S. generally accepted accounting principles.
Other Matter
Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements as a whole. The supplementary information included in the Supplemental Schedule I - Summary of Investments - Other than Investments in Related Parties, Schedule II - Condensed Financial Information of Parent Only, Schedule III - Supplementary Insurance Information, and Schedule IV - Reinsurance is presented for purposes of additional analysis and is not a required part of the consolidated financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the consolidated financial statements. The information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the consolidated financial statements or to the consolidated financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

/s/ KPMG LLP
New York, New York
November 22, 2016

FS HOLDCO II LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	September 30,
	2016	2015
ASSETS
Related party loans	$92.1	$51.2
Cash and cash equivalents	49.3	114.7
Funds Withheld Receivables (Note 8)	1,650.4	1,710.1
Receivables, net	17.7	24.1
Deferred tax assets (Note 12)	24.3	47.5
Other Assets (Note 9)	68.1	284.5
Assets of business held for sale (Note 4)	26,738.7	24,976.5
Total assets	$28,640.6	$27,208.6
LIABILITIES AND SHAREHOLDER’S EQUITY
Insurance reserves	$1,751.3	$1,856.0
Long-term debt (Note 10)	99.5	323.6
Deferred tax liabilities (Note 12)	364.4	—
Other liabilities	19.3	41.5
Liabilities of business held for sale (Note 12)	25,100.2	23,418.5
Total liabilities	27,334.7	25,639.6

Commitments and contingencies (Note 13)

FS Holdco II Ltd. shareholder’s equity (Note 11):
Common stock ($0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding at September 30, 2016 and 2015)	—	—
Additional paid-in capital	498.4	500.0
Retained earnings	220.4	696.1
Accumulated other comprehensive income	211.6	77.8
Total FS Holdco II Ltd. shareholder’s equity	930.4	1,273.9
Noncontrolling interest	375.5	295.1
Total shareholder’s equity	1,305.9	1,569.0
Total liabilities and shareholder’s equity	$28,640.6	$27,208.6
See accompanying notes to consolidated financial statements

FS HOLDCO II LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year ended September 30,
	2016	2015	2014
Revenues:
Net investment income	$71.2	$91.7	$96.2
Net investment gains (losses)	97.1	(114.0)	89.3
Insurance and investment product fees and other	7.6	6.3	6.1
Total revenues	175.9	(16.0)	191.6
Benefits and expenses:
Benefits and other changes in policy reserves	103.0	70.6	66.9
Acquisition and operating expenses, net of deferrals	27.1	49.2	44.4
Impairments and bad debt expense	22.4	93.1	2.1
Total benefits and expenses	152.5	212.9	113.4
Operating income (loss)	23.4	(228.9)	78.2
Interest expense	—	(1.0)	(2.5)
Other income (expense), net	1.7	(12.7)	(1.4)
Income (loss) from continuing operations before income taxes	25.1	(242.6)	74.3
Income tax expense (benefit)	3.2	(45.4)	30.0
Net income (loss) from continuing operations	21.9	(197.2)	44.3
(Loss) income from discontinued operations, net of tax	(471.3)	147.1	155.0
Net (loss) income	(449.4)	(50.1)	199.3
Less: Net income attributable to noncontrolling interest	13.7	3.8	26.8
Net (loss) income attributable to controlling interest	$(463.1)	$(53.9)	$172.5

Amounts attributable to controlling interest:
Net income (loss) from continuing operations	$27.2	$(177.9)	$30.4
Net (loss) income from discontinued operations	(490.3)	124.0	142.1
Net (loss) income attributable to controlling interest	$(463.1)	$(53.9)	$172.5
 See accompanying notes to consolidated financial statements.

FS HOLDCO II LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Year ended September 30,
	2016	2015	2014
Net (loss) income	$(449.4)	$(50.1)	$199.3
Other comprehensive income:
Unrealized investment gains (losses):
Changes in unrealized investment gains (losses) before reclassification adjustment	784.5	(643.8)	627.5
Net reclassification adjustment for losses (gains) included in net income	8.8	28.8	(101.0)
Changes in unrealized investment gains (losses) after reclassification adjustment	793.3	(615.0)	526.5
Adjustments to intangible assets	(258.3)	219.7	(156.8)
Changes in deferred income tax asset/liability	(331.0)	138.7	(129.0)
Net unrealized gains (losses) on investments	204.0	(256.6)	240.7
Changes in non-credit related other-than-temporary impairment	(1.4)	—	—
Net change to derive comprehensive income (loss) for the period	202.6	(256.6)	240.7
Comprehensive (loss) income	(246.8)	(306.7)	440.0
Less: Comprehensive income (loss) attributable to the noncontrolling interest:
Net income	13.7	3.8	26.8
Other comprehensive income (loss)	68.6	(50.6)	43.0
	82.3	(46.8)	69.8
Comprehensive (loss) income attributable to the controlling interest	$(329.1)	$(259.9)	$370.2
See accompanying notes to consolidated financial statements.

FS HOLDCO II LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholder's Equity	Noncontrolling Interest	Total Equity
Balances at September 30, 2013	—	$528.9	$657.5	$111.0	$1,297.4	$(0.3)	$1,297.1
Net income	—	—	172.5	—	172.5	26.8	199.3
Unrealized investment gains, net	—	—	—	197.7	197.7	43.0	240.7
Comprehensive income					370.2	69.8	440.0
Proceeds from initial public offering of subsidiary shares	—	(58.5)	—	(25.5)	(84.0)	256.6	172.6
Stock compensation	—	2.3	—	—	2.3	0.8	3.1
Capital contributions from HRG Group, Inc.	—	5.6	—	—	5.6	—	5.6
Dividends	—	—	(65.4)	—	(65.4)	—	(65.4)
Noncontrolling interest in acquired subsidiary	—	—	—	—	—	12.5	12.5
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	(2.9)	(2.9)
Balances at September 30, 2014	—	478.3	764.6	283.2	1,526.1	336.5	1,862.6
Net loss	—	—	(53.9)	—	(53.9)	3.8	(50.1)
Unrealized investment losses, net	—	—	—	(206.0)	(206.0)	(50.6)	(256.6)
Comprehensive loss					(259.9)	(46.8)	(306.7)
Stock compensation	—	10.1	—	—	10.1	2.4	12.5
Purchases of subsidiary stock	—	(24.4)	—	0.6	(23.8)	7.0	(16.8)
Capital contributions from HRG Group, Inc.	—	36.0	—	—	36.0	—	36.0
Dividends	—	—	(14.6)	—	(14.6)	—	(14.6)
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	(4.0)	(4.0)
Balance at September 30, 2015	—	500.0	696.1	77.8	1,273.9	295.1	1,569.0
Net (loss) income	—	—	(463.1)	—	(463.1)	13.7	(449.4)
Unrealized investment gains, net	—	—	—	134.0	134.0	68.6	202.6
Comprehensive loss				—	(329.1)	82.3	(246.8)
Stock compensation	—	(0.5)	—	—	(0.5)	(0.1)	(0.6)
Purchases of subsidiary stock	—	(3.3)	—	(0.2)	(3.5)	1.6	(1.9)
Capital contributions from HRG Group, Inc.	—	2.2	—	—	2.2	—	2.2
Dividends	—	—	(12.6)	—	(12.6)	—	(12.6)
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	(3.4)	(3.4)
Balance at September 30, 2016	—	$498.4	$220.4	$211.6	$930.4	$375.5	$1,305.9
  See accompanying notes to consolidated financial statements.

FS HOLDCO II LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(449.4)	$(50.1)	$199.3
(Loss) income from discontinued operations, net of tax	(471.3)	147.1	155.0
Net income (loss) from continuing operations	21.9	(197.2)	44.3
Adjustments to reconcile net income (loss) to operating cash flows from continuing operations:
Depreciation of properties	0.3	0.4	0.3
Impairment of goodwill	10.7	—	—
Loan provision and bad debt expense	12.8	93.1	2.3
Gain on deconsolidation of subsidiary	0.9	—	—
Amortization of debt issuance costs	1.2	1.2	1.0
Deferred income taxes	26.6	(23.1)	20.4
Interest credited/index credits to contractholder account balances	36.0	32.3	52.7
Net recognized gains (losses) on investments and derivatives	(44.1)	146.7	(83.8)
Charges assessed to contractholders for mortality and administration	(1.1)	(1.1)	(1.2)
Non-cash restructuring and related charges	0.5	—	—
Changes in operating assets and liabilities	26.8	(48.0)	103.4
Net change in cash due to continuing operating activities	92.5	4.3	139.4
Net change in cash due to discontinued operating activities	364.8	(6.3)	173.8
Net change in cash due to operating activities	457.3	(2.0)	313.2
Cash flows from investing activities:
Proceeds from investments, sold, matured or repaid	18.6	12.9	43.7
Cost of investments acquired	(5.2)	(5.4)	(18.3)
Net asset-based loan repayments (originations)	178.2	269.7	(127.7)
Acquisition, net of cash acquired	—	(18.5)	(0.3)
Related party loans and investments	10.1	18.7	—
Capital expenditures	—	(0.2)	(0.9)
Proceeds from sales of assets, net of cash surrendered	(1.0)	—	—
Net change in cash due to continuing investing activities	200.7	277.2	(103.5)
Net change in cash due to discontinued investing activities	(1,186.4)	(983.9)	(1,659.2)
Net change in cash due to investing activities	(985.7)	(706.7)	(1,762.7)
Cash flows from financing activities:
Repayments of debt	(225.3)	(243.1)	—
Proceeds from other debt financing	—	—	8.5
Contractholder account deposits	5.9	78.9	23.0
Contractholder account withdrawals	(140.6)	(140.8)	(158.3)
Purchases of subsidiary stock, net	—	(5.2)	—
Capital contributions	2.2	36.0	5.2
Dividends paid	(0.8)	(3.5)	(13.9)
Net change in cash due to continuing financing activities	(358.6)	(277.7)	(135.5)
Net change in cash due to discontinued financing activities	1,183.6	915.2	857.3
Net change in cash due to financing activities	825.0	637.5	721.8
Net change in cash and cash equivalents	(65.4)	3.8	(99.6)
Cash and cash equivalents at beginning of period	114.7	110.9	210.5
Cash and cash equivalents at end of period	$49.3	$114.7	$110.9
Supplemental disclosures of cash flow information
Interest paid	$6.7	$23.9	$22.9
Income taxes paid	—	—	—
See accompanying notes to consolidated financial statements.

FS HOLDCO II LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share and unit figures)
(1) Basis of Presentation and Nature of Operations
FS Holdco II Ltd. (“FS Holdco” and, collectively with its subsidiaries, the “Company”) is a Delaware-domesticated direct, wholly owned subsidiary of HRG Group, Inc. (“HRG”). HRG is a holding company that conducts its operations through its operating subsidiaries. HRG’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “HRG.”
FS Holdco is a holding company with holdings in primarily financial services related industries: (i) life insurance and reinsurance through Fidelity and Guaranty Life (“FGL”) and Front Street Re (Delaware) Ltd. and its life and annuity reinsurance subsidiaries Front Street Re Cayman Ltd. (“Front Street Cayman”) and Front Street Re Ltd. (collectively “Front Street”); and (ii) financial and asset management through Salus Capital Partners, LLC (“Salus”).
The accompanying Consolidated Financial Statements of the Company included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation.
On November 8, 2015, Anbang Insurance Group Co., Ltd., a joint-stock insurance company established in the People’s Republic of China (“Anbang”), AB Infinity Holding, Inc., a wholly-owned subsidiary of Anbang (“AB Infinity”), and AB Merger Sub, Inc., a wholly-owned subsidiary of AB Infinity (“Merger Sub”), entered into a definitive merger agreement (which was amended on November 3, 2016, as amended the “FGL Merger Agreement” and such merger, the “FGL Merger”) to acquire FGL for $26.80 per share. As a result of the FGL Merger Agreement, the Company’s ownership interest in FGL has been classified as held for sale in the accompanying Consolidated Balance Sheets and FGL’s operations were classified as discontinued operations in the accompanying Consolidated Statements of Operations and the Consolidated Statements of Cash Flows and reported separately for all periods presented. See Note 4, Divestitures.
Through Front Street and its Bermuda and Cayman-based subsidiaries, we engage in the business of life, annuity and long-term care reinsurance.
During Fiscal 2016, Salus and Front Street received a partial recovery on the loan to a significant borrower of Salus, RadioShack Corporation (“RadioShack”), of $45.4, excluding $22.7 repayment on FGL’s participation on the loan. As a result of the aforementioned partial recovery, the Company also reversed $18.0 of previously recorded allowance for bad debt, excluding $9.0 of realized gains by FGL recorded in “(Loss) income from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations.
During Fiscal 2016, Salus determined to focus its efforts primarily on monitoring, servicing and collecting its existing loans and winding-down its business. Salus may, however, pursue other opportunities that it may consider strategically advantageous or complimentary to its efforts to collect its existing loans.
During the fourth quarter of Fiscal 2016, the Company sold all of its 51.0% interest in CorAmerica Capital, LLC, its former subsidiary engaged in the business of asset management (“CorAmerica”), to a third party for $0.5. During Fiscal 2016, the Company also wound down the operations of Energy & Infrastructure Capital, LLC (“EIC”), its other asset manager. The sale of CorAmerica and the wind down of EIC did not represent a strategic shift for the Company.

(2) Significant Accounting Policies and Practices and Recent Accounting Pronouncements
Principles of Consolidation
The consolidated financial statements include the accounts of FS Holdco and all other entities in which FS Holdco has a controlling financial interest and those variable interest entities (“VIEs”) where the Company is the primary beneficiary. Intercompany accounts and transactions between businesses held for use have been eliminated. Results of operations of acquired companies are included from the dates of acquisition and for VIEs, from the dates that the Company became the primary beneficiary. At September 30, 2016, the non-controlling interest component of total equity represents the 19.6% of FGL and the 1.3% of Salus not owned by FS Holdco.
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

The Company, through its subsidiary, Salus, primarily uses VIEs for its securitization activities, in which Salus transfers whole loans into a trust or other vehicle such that the assets are legally isolated from the creditors of Salus. Assets held in a trust can only be used to settle obligations of the trust. The creditors of these trusts typically have no recourse to Salus except in accordance with the obligations under standard representations and warranties. When Salus is the servicer of whole loans held in a securitization trust, Salus has the power to direct the most significant activities of the trust. Salus consolidates a whole-loan securitization trust if it has the power to direct the most significant activities and also holds securities issued by the trust or has other contractual arrangements, other than standard representations and warranties, that could potentially be significant to the trust. See Note 6, Securitizations and Variable Interest Entities for additional information on the Company’s investment in consolidated VIEs.
Fiscal Year End
The Company’s fiscal year ends on September 30 and the quarters end on the last calendar day of the months of December, March and June. References herein to Fiscal 2016, 2015 and 2014 refer to the fiscal years ended September 30, 2016, 2015 and 2014, respectively.
Assets Held for Sale and Discontinued Operations
The Company reports a business as held for sale when the criteria of Accounting Standard Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”) are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale. Transactions between the business held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale. If a business is classified as held for sale after the balance sheet date but before the financial statements are issued or are available to be issued, the business continues to be classified as held and used in those financial statements when issued or when available to be issued.
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is sold or classified as held for sale, in accordance with ASC 360 and Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 2015) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The results of discontinued operations are reported in “(Loss) income from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. Transactions between the business held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid temporary instruments purchased with original maturities of three months or less from date of purchase to be cash equivalents.
Goodwill
Goodwill reflects the excess of acquisition cost over the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized, but instead is assessed for impairment at least annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred between annual impairment tests. Goodwill has been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit. The Company performs its annual impairment test in the fourth quarter of its fiscal year.
During Fiscal 2016, the Company concluded that an interim impairment test of goodwill for its CorAmerica reporting unit was necessary. This conclusion was based on certain indicators of impairment, primarily related to an amendment, which became effective September 1, 2016, to an investment management agreement to which CorAmerica is a party. The amendment changed the asset management fee structure, which resulted in a significant decrease to the projected future revenues we expect from CorAmerica. In addition, the counterparty reduced its allocation of investments into commercial mortgage loans, which reduced the amount of new loan originations we expect from CorAmerica and reduced CorAmerica’s projected future revenues.

As discussed above, during the third fiscal quarter of 2016, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the CorAmerica reporting unit. The Company estimated the fair value of the CorAmerica reporting unit using the income approach. Under the income approach, the Company calculated the fair value of the CorAmerica reporting unit based on the present value of estimated future cash flows. The Company’s estimate of discounted cash flows for each reporting unit required significant judgment. Cash flow projections were based on management’s estimates of revenue and operating margins, taking into consideration existing agreements, industry and market conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to CorAmerica’s ability to execute on the projected cash flows. The evaluation was management’s best estimate of projected fair values. Management’s estimate of implied fair value of goodwill was zero and, consequently, resulted in a goodwill impairment charge of $10.7. The goodwill impairment charge was reflected in “Impairments and bad debt expense” on the accompanying Consolidated Statements of Operations for Fiscal 2016.
Investments
The Company’s investments are reflected in “Other assets” in the accompanying Consolidated Balance Sheets and consisted of investments in debt securities with amortized cost approximating fair value that were designated available-for-sale (“AFS”) and carried at fair value with unrealized gains and losses included in “Accumulated other comprehensive income” (“AOCI”), net of deferred income taxes. Refer to Note 9, Other Assets, for further detail.
Asset-based Loans
Allowance for Credit Losses
The Company’s asset-based loans at September 30, 2016 and 2015 of $35.0 and $226.7, respectively, are reflected in “Other assets” in the accompanying Consolidated Balance Sheets. Originated asset-based loans that are intended to be held in the Company’s portfolio are stated at the principal amount outstanding, adjusted for an allowance for credit losses. The delinquency status is based upon the contractual terms of the loans. At September 30, 2016, the Company had delinquent loans with a net carrying value of $30.1.
The allowance for credit losses represents the Company’s estimate of probable losses inherent in its lending activities and is initially established upon origination of a loan. The allowance for credit losses does not include amounts related to accrued interest receivable, as accrued interest receivable is reversed when a loan is placed on nonaccrual status. The adequacy of the allowance for credit losses on a combined loan basis is being constantly evaluated. The Company will charge loans off against its allowance for credit losses when it becomes evident that the Company will not fully collect the balance of the loan. The provision for credit losses related to the loan portfolio is charged to “Impairments and bad debt expense” in the accompanying Consolidated Statements of Operations.
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
Credit Quality Indicators
The Company monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. The Company is a non-bank asset-based lender, who uses a bank-compatible risk rating scale as a guide as to the relative risk of the loan. This scale places primary reliance on a loan’s cash-flow as a source of repayment, as compared to Company’s primary reliance on the sale or liquidation of collateral. The Company’s accounting and credit teams review all substandard loans for any potential impairment on a quarterly basis.
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

•
Special mention - Loans that have potential weaknesses that deserve close attention, and which, if left uncorrected, may result in deterioration of the Company’s credit position at some future date. The Company scores these loans as a 6;

•
Substandard - Loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Although substandard loans in the aggregate may have a distinct potential for loss, an individual loan’s loss potential does not have to be distinct for the asset to be rated substandard. The Company scores these loans as 7; and

•
Doubtful - Loans that have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full improbable based on currently existing facts, conditions, and values. The Company scores these loans as an 8.

Derivative Financial Instruments
Derivative assets and liabilities are reported at fair value in the Consolidated Balance Sheets. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. Depending on the nature of derivatives designated as hedging instruments, changes in fair value are either offset against the change in fair value of the hedged assets or liability through earnings or recognized in equity through other comprehensive income until the hedged item is recognized. Any ineffective portion of a financial instrument’s change in fair value is recognized in earnings. For derivatives that do not qualify for hedge accounting treatment, the change in the fair value is recognized in earnings.
Front Street hedges certain portions of its economic exposure to product related equity market risk by entering into derivative transactions. Such derivative instruments are not designated as hedging instruments in accordance with hedge accounting with change in fair value recognized within “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations.
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
Reinsurance
Front Street Re (Cayman) Ltd. (“Front Street Cayman”) has entered into various reinsurance agreements on a funds withheld basis, meaning that funds are withheld by the ceding company from the coinsurance premium owed to Front Street Cayman as collateral for Front Street Cayman’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of the ceding company. Front Street Cayman manages the assets supporting reserves in accordance with the internal investment policy of the ceding companies and applicable law. Front Street Cayman has entered into such reinsurance agreements with FGL, as well as third parties as further described below. At the inception date of the reinsurance transactions, Front Street elected to apply the fair value option to account for its funds withheld receivables, non-funds withheld assets and future policyholder benefits reserves related to its assumed reinsurance. The results from Front Street’s assumed reinsurance business with FGL is reported on FGL’s historical basis. Upon completion of the FGL Merger, the Company’s consolidated results will reflect all reinsurance business on the fair value option.
Reinsurance Agreements with FGL
On December 31, 2012, following regulatory approval, Front Street Cayman entered into a coinsurance agreement (the “Cayman Reinsurance Agreement”) with FGL. Pursuant to the Cayman Reinsurance Agreement, Front Street Cayman reinsured a 10% quota share percentage of certain FGL annuity liabilities.
Effective September 17, 2014, FGL entered into a second reinsurance treaty (the “MYGA Treaty”, and together with the Cayman Reinsurance Agreement, the “Reinsurance Agreements with FGL”) with Front Street Cayman whereby FGL ceded 30% of any new business of its multi-year guaranteed deferred annuity (“MYGA”) block of business on a funds withheld basis. This treaty was subsequently terminated as to new business effective April 30, 2015, but remains in effect for policies ceded to Front Street Cayman with an effective date between September 17, 2014 and April 30, 2015.
At September 30, 2016 and 2015, Front Street had $978.8 and $1,058.0, respectively, of funds withheld receivables and $1,119.5 and $1,226.8, respectively, of insurance reserves related to the Reinsurance Agreements with FGL.
The funds withheld receivables portfolio related to the Reinsurance Agreements with FGL consists of investments in debt and equity securities that are carried at fair value with unrealized gains and losses included in AOCI, net of associated intangibles

“shadow adjustments” and deferred income taxes. The funds withheld receivables portfolio also includes cash, derivatives and accrued income.
The liabilities for contractholder funds for deferred annuities consist of contract account balances that accrue to the benefit of the contractholders, excluding surrender charges and other liabilities. The liabilities for fixed index annuities (“FIA”) consist of the value of the host contract plus the value of the embedded derivative. The embedded derivative is carried at fair value in the accompanying Consolidated Balance Sheets with changes in fair value reported in “Benefits and other changes in policy reserves” in the accompanying Consolidated Statements of Operations. Liabilities for immediate annuities without life contingencies are recorded at the present value of future benefits.
Liabilities for investment-type contracts are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes.
The liabilities for future policy benefits and claim reserves life contingent pay-out annuity policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue. The investment yield assumptions for life contingent pay-out annuities range from 0.8% to 6.0%.
Reinsurance agreements with third parties
On December 16, 2013, Front Street Cayman closed a reinsurance treaty with Bankers Life Insurance Company. Under the terms of the treaty, Bankers Life Insurance Company ceded annuity business to Front Street Cayman, on a funds withheld basis. At September 30, 2016 and 2015, Front Street had $125.8 and $148.3, respectively, of funds withheld receivables and $119.0 and $145.7, respectively, of insurance reserves related to this transaction.
On October 31, 2014, Front Street Cayman purchased Ability Re from Ability Re Holdings. The Ability Re acquisition consisted of long-term care reinsurance business. The acquired reinsurance agreements complement Front Street Cayman’s existing in force long-duration insurance liabilities. At September 30, 2016 and 2015, Front Street had $295.6 and $357.5, respectively, of funds withheld receivables and $271.5 and $348.4, respectively, of insurance reserves related to this transaction.
During Fiscal 2015, Front Street Cayman also closed three additional reinsurance transactions with unaffiliated parties. At September 30, 2016 and 2015, Front Street had $250.2 and $146.3, respectively, of funds withheld receivables and $241.3 and $135.1, respectively, of insurance reserves related to these transactions.
Front Street elected to apply the fair value option to account for its funds withheld receivables, non-funds withheld assets and future policyholder benefits reserve related to its assumed reinsurance with third parties. Front Street measures fair value of the funds withheld receivables based on the fair values of the securities in the underlying funds withheld portfolio held by the cedant. The non-funds withheld assets held by Front Street, backing the future policyholder benefits reserve, are measured at fair value. Policy loans included in the funds withheld receivables with third parties are measured at amortized cost, which approximates fair value.
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
Refer to Note 7, Fair Value of Financial Instruments, for further detail.

Use of Estimates and Assumptions
The Company periodically, and at least annually, reviews the assumptions associated with reserves for policy benefits and product guarantees. With respect to the Reinsurance Agreements with FGL, as part of the assumption review process in Fiscal 2016, changes were made to the surrender rates and earned rates to bring assumptions in line with current and expected future experience; in Fiscal 2015, changes were made to the earned rates and the guaranteed option costs; and in Fiscal 2014, changes were made to the changes were made to the surrender rates, earned rates and future index credits. The assumption changes associated with the Reinsurance Agreements with FGL resulted in an increase in insurance reserves of $1.0 in Fiscal 2016, an increase in insurance reserves of $0.8 in Fiscal 2015, and a decrease in insurance reserves of $0.4 in Fiscal 2014. With respect to the reinsurance agreements with third parties, as part of the assumption review process in Fiscal 2016, changes were made to morbidity and premium rate increases to bring assumptions in line with current and expected future experience; in Fiscal 2015, changes were made to morbidity; and in Fiscal 2014, there were no changes made as part of the assumption review process. The assumption changes associated with the reinsurance agreements with third parties resulted in a decrease in reserves of $1.6 in Fiscal 2016 and an increase in insurance reserves of $12.0 in Fiscal 2015.
Funds Withheld Receivables with FGL - OTTI
The Company’s available-for-sale securities included in the funds withheld portfolio related to the reinsurance agreements with FGL with unrealized losses are reviewed for potential other-than-temporary impairment (“OTTI”). In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to, the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. The Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value.
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
The Company includes the total OTTI recognized in “Net investment gains (losses)” on the face of the accompanying Consolidated Statements of Operations, with an offset for the amount of non-credit impairments recognized in AOCI. The Company discloses the amount of OTTI recognized in AOCI and other disclosures related to OTTI in Note 9, Other Assets, and the accompanying Consolidated Statements of Comprehensive Income (Loss).
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
The Company recognizes the effect of income tax positions only if those positions are more-likely-than-not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in “Income tax expense (benefit)” in the accompanying Consolidated Statements of Operations.
Refer to Note 12, Income Taxes, for further detail.

Certain prior year amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations or accumulated deficit.
Revenue Recognition
Net Investment Income
Dividends and interest income of Front Street and Salus and on the Reinsurance Agreements with FGL recorded in “Net investment income,” are recognized when earned, net of related expenses. Amortization of premiums and accretion of discounts on investments in fixed maturity securities related to the Reinsurance Agreements with FGL are reflected in “Net investment income” over the contractual terms of the investments in a manner that produces a constant effective yield.
For asset-backed securities included in the fixed maturity AFS securities portfolios, which are related to the Reinsurance Agreements with FGL, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from originally anticipated prepayments, the effective yield is recalculated prospectively to reflect actual payments to date plus anticipated future payments. Any adjustments resulting from changes in effective yield are reflected in “Net investment income”.
Net investment gains (losses)
Net investment gains (losses) include realized losses and gains from the sale of investments, write-downs for OTTI of AFS investments related to the Reinsurance Agreements with FGL; dividends and interest income and changes in the fair value of Front Street’s funds withheld receivables with third parties; and gains and losses on derivative investments.
Insurance and investment product fees and other
Insurance premiums and product fees are reported in the accompanying Consolidated Statements of Operations within the caption “Insurance and investment product fees and other.” Insurance premiums for traditional life insurance products are recognized as revenue when due from the contractholder. Traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of term life insurance and certain annuities with life contingencies.
Premium collections for fixed indexed and fixed rate annuities and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments.
Product fee revenue from deferred annuities is comprised of policy and contract fees charged for the cost of insurance policy administration and rider fees that are assessed on a monthly basis, and recognized as revenue when assessed and earned. Product fee revenue also includes surrender charges which are recognized and collected when the policy is surrendered.
Legal Matters and Contingencies
The Company records legal fees and accruals in accordance with ASC Topic 450, “Contingencies”. Contingencies arising from environmental remediation costs, regulatory judgments, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and reasonably estimable.
Benefits and Other Changes in Policy Reserves
Benefit expenses for deferred annuity and FIA policies related to the Reinsurance Agreements with FGL include index credits and interest credited to contractholder account balances and benefit claims incurred during the period in excess of contract account balances. For the periods from Fiscal 2014 through Fiscal 2016, the interest crediting rates associated with funds invested ranged from 0.0% to 6.0% for deferred annuities and FIAs, combined. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative and the change in the reserve for secondary guarantee benefit payments. For immediate annuities, policy benefit claims are charged to expense in the period that the claims are incurred.
Benefits and other changes in policy reserves also include changes in the fair value of the insurance liabilities with third parties.
Interest Expense
Interest expense on the Company’s short-term and long-term debt is recognized as due and any associated premiums, discounts, and costs are amortized (accreted) over the term of the related borrowing utilizing the effective interest method. Interest expense also includes fees on the Company’s credit facilities.
Comprehensive Income (Loss)
Comprehensive income (loss) includes unrealized gains (losses) and non-credit related OTTI on investment securities classified as AFS of business held for sale. Net unrealized gains and losses on investment securities classified as AFS by the business held for sale are reduced by deferred income taxes and adjustments to intangible assets that would have resulted had such gains and losses been realized. Refer to Note 11, Shareholder’s Equity, for further detail.

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
Funds Withheld Receivables, Fixed Maturity Securities, Equity Securities and Other Invested Assets
The Company measures the fair value of its securities based on assumptions used by market participants in pricing the security. The appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company will then consistently apply the valuation methodology to measure the security’s fair value. The Company’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trends executed at broker-quoted or slightly higher prices. The Company did not adjust prices received from third parties as of September 30, 2016 and 2015. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
Derivatives
The fair values of the embedded derivatives in Front Street’s assumed FIA business from FGL are derived using market indices, pricing assumptions and historical data. The significant unobservable inputs used in the fair value measurement of the embedded derivatives in Front Street’s assumed FIA business are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at September 30, 2016 and 2015 was applied to the Annuity 2000 mortality tables. Significant increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher, respectively, fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
The Company has not changed its valuation techniques in measuring the fair value of any derivative assets and liabilities during the year.
Refer to Note 7, Fair Value of Financial Instruments, for further detail. Refer to the “Reinsurance” section above for an explanation of the fair value measurements used to account Front Street Cayman’s reinsurance agreements.

Reclassifications
Certain prior year amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations or accumulated deficit.
Subsequent Events
ASC Topic 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance sheet date through the date the Company’s financial statements are issued and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued. See Note 4, Divestitures, for discussion of the extension of the outside termination for the completion of the FGL Merger Agreement from November 7, 2016 to February 8, 2017. No other significant events occurred subsequent to September 30, 2016.
Newly Adopted Accounting Standards
Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported in the accompanying Consolidated Balance Sheets as a direct deduction from the carrying amount of that debt liability. Current guidance generally requires entities to capitalize costs paid to third parties that are directly related to issuing debt and that otherwise wouldn’t be incurred, and present those amounts separately as deferred charges. The Company elected to early adopt ASU 2015-03 effective March 31, 2016. The Company applied the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented was adjusted to reflect the period-specific effects of applying the new guidance. The reclassification of unamortized debt issuance costs resulted in reductions in other assets and debt of $5.4 and reductions in assets and liabilities of business held for sale of $4.1 as of September 30, 2015. Other than this reclassification, the adoption of this guidance did not have an impact in the Company’s Consolidated Financial Statements, debt issuance costs continue to be capitalized and amortized to interest expense using the effective interest method over the lives of the related debt agreements.
Refer to Note 10, Debt, for further detail.
(3) Acquisitions
Ability Re
On November 3, 2014, Front Street Cayman purchased Ability Reinsurance (Bermuda) Limited (“Ability Re”) from Ability Re Holdings for $19.2 in cash. Upon the purchase, Ability Re was concurrently merged into Front Street Cayman, where Front Street Cayman was the surviving entity. The Ability Re acquisition consisted of approximately $368.0 of assets supporting two closed block long-term care reinsurance agreements and the associated capital. The acquired reinsurance agreements complement Front Street Cayman’s existing in force long-duration insurance liabilities.
The Company elected to use October 31, 2014 as the closing date for accounting purposes as Ability Re’s accounting close process is based on a month end close, there were zero business days between October 31 and November 3 and no material transactions took place between the accounting close date and November 3, 2014.
The following table summarizes the consideration paid by Front Street Cayman for Ability Re:

Purchase Price
Cash paid at November 3, 2014 close	$17.9
Cash purchase price adjustments	(1.5)
Contingent consideration premium increase benefit	2.8
Total purchase price	$19.2

Purchase Price Allocation
Cash and cash equivalents	$8.5
Funds withheld receivables	359.5
Insurance reserves	(346.9)
Other liabilities	(1.9)
Total net assets acquired	$19.2

The Company performed a valuation of the assets acquired and liabilities assumed at October 31, 2014. A summary of key inputs is as follows:
Funds withheld receivables - The fair value of the funds withheld assets was based on the fair values of the securities in the underlying funds withheld portfolio held in trust by the cedant.
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

(4) Divestitures
FGL Merger Agreement
On November 8, 2015, FGL, Anbang, AB Infinity, and Merger Sub entered into the FGL Merger Agreement, which was amended by the parties on November 3, 2016. Pursuant to the FGL Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into FGL, with FGL continuing as the surviving entity, which will become a direct, wholly-owned subsidiary of AB Infinity and an indirect, wholly-owned subsidiary of Anbang. Pursuant to the FGL Merger Agreement, at the effective time of the FGL Merger, each issued and outstanding share of FGL common stock, subject to certain exceptions, will be canceled and converted automatically into the right to receive $26.80 per share in cash, without interest.
The completion of the FGL Merger is subject to the satisfaction of a number of closing conditions, including the receipt of regulatory approvals from the Iowa Insurance Division, New York Department of Financial Services, Vermont Department of Financial Regulation, China Insurance Regulatory Commission, and the Committee on Foreign Investment in the United States (“CFIUS”).
Anbang continues to work on securing the remaining required regulatory approvals and the parties are committed to securing such approvals, however, the closing of the FGL Merger, and the timing thereof, is subject to the regulatory review and approval process, none of which can be assured. In the event that the FGL Merger Agreement is terminated, under specified circumstances, FGL may be required to pay a termination fee to Anbang and its subsidiaries of $51.5.
At September 30, 2016, the Company determined that its ownership interest in FGL met the criteria established by ASC 360 to classify it as held for sale. The following table summarizes the major categories of assets and liabilities of FGL classified as held for sale in the accompanying Consolidated Balance Sheets at September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Assets
Investments, including loans and receivables from affiliates	$21,140.9	$19,206.7
Cash and cash equivalents	863.9	501.8
Accrued investment income	213.7	191.2
Reinsurance recoverable	3,463.9	3,578.7
Deferred tax assets	—	189.1
Properties, plant and equipment, net	18.5	14.4
Deferred acquisition costs and value of business acquired, net	1,065.5	1,048.6
Other assets	335.1	246.0
Write-down of assets of business held for sale to fair value less cost to sell	(362.8)	—
Total assets of business held for sale	$26,738.7	$24,976.5
Liabilities
Insurance reserves	$23,944.6	$22,560.1
Debt	398.8	295.9
Accounts payable and other current liabilities	57.0	43.7
Deferred tax liabilities	9.9	—
Other liabilities	689.9	518.8
Total liabilities of business held for sale	$25,100.2	$23,418.5
The balances included in the accompanying Consolidated Balance Sheets and in the table above reflect transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the closing of the FGL Merger. Such transactions are not eliminated to reflect the continuing operations and balances held for sale. As a result, adjustments to the carrying value of certain intercompany assets recorded by FGL, were reversed upon consolidation in the Company’s Consolidated Financial Statements.

Below is a summary of the impact of such intercompany balances in the accompanying Consolidated Balance Sheets:

	September 30, 2016	September 30, 2015
Assets
Funds withheld receivable	$978.8	$1,058.0
Other assets	15.1	15.9
Assets of business held for sale	1,304.7	1,709.1
Total assets	$2,298.6	$2,783.0
Liabilities
Insurance reserves	$1,119.5	$1,226.8
Debt	63.0	330.7
Accounts payable and other current liabilities	—	1.6
Other liabilities	—	11.0
Liabilities of business held for sale	1,116.1	1,212.9
Total liabilities	$2,298.6	$2,783.0
The carrying value of the Company’s interest in FGL was higher than the fair value less cost to sell based on the sales price at September 30, 2016 and as a result, the Company recorded a write-down of assets of business held for sale of $362.8 at September 30, 2016.
In accordance with ASU 2014-08, the Company has determined that the FGL Merger Agreement represented a strategic shift for the Company and, accordingly, has presented the results of operations for FGL as discontinued operations in the accompanying Consolidated Statements of Operations.
The following table summarizes the components of “(Loss) income from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations for Fiscal 2016, 2015 and 2014:

	Fiscal
	2016	2015	2014
Revenues:
Insurance premiums	$69.9	$58.5	$55.6
Net investment income (a)	922.7	850.8	760.2
Net investment gains (losses) (b)	27.6	(2.0)	306.7
Insurance and investment product fees and other	126.8	89.2	68.3
Total revenues	1,147.0	996.5	1,190.8
Operating costs and expenses:
Benefits and other changes in policy reserves	790.9	578.4	787.5
Selling, acquisition, operating and general expenses	118.3	112.8	102.3
Amortization of intangibles	78.6	41.8	97.5
Total operating costs and expenses	987.8	733.0	987.3
Operating income	159.2	263.5	203.5
Interest expense	(22.0)	(23.6)	(22.5)
Other income (expense), net	4.8	(5.0)	(4.0)
Write-down of assets of business held for sale to fair value less cost to sell (c)	(362.8)	—	—
Net (loss) income before income taxes	(220.8)	234.9	177.0
Income tax expense (d)	250.5	87.8	22.0
Net (loss) income	(471.3)	147.1	155.0
Less: net income attributable to noncontrolling interest	19.0	23.1	12.9
Net (loss) income - attributable to controlling interest	$(490.3)	$124.0	$142.1
(a) Included in the net investment income attributable to FGL is interest income of $4.1, $4.5 and $4.5 for Fiscal 2016, 2015 and 2014, respectively, on debt instruments issued by entities consolidated by HRG as they will continue to exist following the closing of the FGL Merger. The corresponding interest expense is recorded in continuing operations in the accompanying Consolidated Statements of Operations.
(b) Included in “Net investment gains (losses)” are charges related to the change in expected recovery rates of asset-based loans. Such charges are presented as “Impairments and bad debt expense” on the Company’s accompanying Consolidated Statements of Operations.
(c) FGL’s net income during Fiscal 2016 and the increase in unrealized gains on FGL’s investment portfolio resulted in an increase of the Company’s carrying value in FGL that was above the fair value that the Company expects to receive as part of the sale which write-down of carrying value of the assets of business held for sale to fair value less cost to sell of $362.8. Such write-down could be partially reversed if the carrying value of FGL decreases in future reporting periods. Upon completion of the FGL Merger, the amount of AOCI related to FGL will be recognized through (loss) income from discontinued operations on the statement of operations and could result in a gain from discontinued operations.

(d) The Company recognized a deferred tax liability of $367.9 at September 30, 2016 as a result of classifying the Company’s ownership in FGL as held for sale. Of this amount, $222.9 was recognized to income tax expense and $145.0 was recognized in accumulated other comprehensive income.

(5) Derivative Financial Instruments
The fair value of outstanding derivatives recorded in the accompanying Consolidated Balance Sheets were as follows:

		September 30,
Derivatives not designated as hedging instruments:	Classification	2016	2015

Assets:
Call option receivable from FGL	Funds withheld receivables	$11.3	$5.4
Call options	Other assets	5.9	1.0
		$17.2	$6.4
Liabilities:
Embedded derivatives in Front Street's assumed FIA business	Insurance reserves	$131.2	$142.3
Foreign exchange contracts	Other liabilities	—	11.0
		$131.2	$153.3
During Fiscal 2016, 2015 and 2014, the Company recognized the following gains and losses on its derivatives:

		Fiscal
Classification	Derivatives Not Designated as Hedging Instruments	2016	2015	2014

Revenues:
Net investment gains (losses)	Call options	$3.8	$(7.6)	$25.7
Operating costs and expenses:
Benefits and other changes in policy reserves	Embedded derivatives in Front Street's assumed FIA business	$11.1	$8.5	$(10.3)
Other income (expense), net	Foreign exchange contracts	2.4	(11.0)	—
Additional Disclosures
Call options. Derivative financial instruments included within the funds withheld receivables at fair value in the accompanying Consolidated Balance Sheets are in the form of call options receivable by Front Street. Front Street hedges exposure to product related equity market risk by entering into derivative transactions. These options hedge Front Street’s share of the FIA index credit. The change in fair value is recognized within “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations.
Call option receivable from FGL. Under the terms of the modified coinsurance arrangement between Front Street and FGL, FGL is required to pay Front Street a portion of the net cost of equity option purchases and the proceeds from expirations related to the equity options which hedge the index credit feature of the reinsured FIA contracts. Accordingly, the receivable from FGL is reflected in “Funds withheld receivables” as of the balance sheet date with changes in fair value reflected in the Company’s accompanying Consolidated Statements of Operations.
Embedded derivatives in Front Street’s assumed FIA business from FGL. Front Street has assumed FIA contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the Standard & Poor’s Ratings Services (“S&P”) 500 Index. This feature represents an embedded derivative under U.S. GAAP. The FIA embedded derivative is valued at fair value and included in the “Insurance reserves” in the accompanying Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the accompanying Consolidated Statements of Operations.
Foreign exchange contracts - not designated as hedges for accounting purposes- Salus. During Fiscal 2015, Salus executed a CAD swap agreement with FGL Insurance, to convert the CAD cash flows into U.S. Dollars cash flows. Under this swap agreement, Salus would reimburse FGL Insurance for certain realized foreign exchange losses related to cash flows on these loan participations from origination date through maturity date. The cumulative foreign exchange losses related to such cash flows at September 30, 2015 were $11.0 included in “Other liabilities” with an equal and offsetting asset included in “Assets of business held for sale” on the accompanying Consolidated Balance Sheets. The swap agreements were settled and terminated during Fiscal 2016. During Fiscal 2016 and 2015, the Company recognized $2.4 and $(11.0), respectively of other income (expense) associated with the CAD swap agreements and a corresponding (loss) income from discontinued operations on the accompanying Consolidated Statements of Operations.

Credit Risk
Front Street is exposed to credit risk in the event of non-performance by its counterparties on call options. Front Street seeks to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, but there can be no assurance that Front Street will not suffer losses in the event of counterparty non-performance. No collateral was posted by its counterparties; accordingly, at September 30, 2016, the maximum amount of loss due to credit risk that Front Street would incur if parties to the call options failed completely to perform according to the terms of the contracts was $5.9.
Earnings from FIA reinsurance are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging the risk on FIA policies, known as the net investment spread. With respect to FIAs, the cost of hedging the risk includes the expenses incurred to fund the annual index credits. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the fair value changes associated with reinsurance contracts in the accompanying Consolidated Statements of Operations, and are largely offset by an expense for index credits earned on annuity contractholder fund balances.

(6) Securitizations and Variable Interest Entities
Collateralized Loan Obligations
In February 2013, Salus completed a collateralized loan obligation (“CLO”) securitization with a notional aggregate principal amount of $175.5 of the asset-based loans that it had originated through that date. In September 2013, Salus increased the CLO securitization to a notional aggregate principal amount of $331.1 of the asset-based loans that it had originated through that date. Salus’ continuing involvement with the trust created as part of the securitization include servicing the receivables; retaining an undivided interest (seller’s interest) in the receivables; and holding certain retained interests in subordinate securities, subordinate interests in accrued interest and fees on the securitized receivables, and cash reserve accounts. Salus continues to consolidate the loans transferred into the trust as it has determined that it is the primary beneficiary of the variable-interest entity represented by the trust, as result of it holding subordinate interest and servicing the receivables. Neither the Company nor Salus provided guarantees or recourse to the securitization trust other than standard representations and warranties.
Included within “Other assets” in the accompanying Consolidated Balance Sheets as of September 30, 2016 and 2015 were asset-based loans of $29.3 and $197.8, respectively, that serve as collateral to the obligations of the CLO. Such obligations include obligations to non-affiliates of $38.9, net of discount of $0.8 and $39.5, net of discount of $0.9, respectively. The unaffiliated obligations of the CLO are included within “Debt” in the accompanying Consolidated Balance Sheets as of September 30, 2016 and 2015, respectively. At September 30, 2016 and 2015, the total liabilities of the consolidated VIE included $96.3 and $317.3, respectively, of seller’s interest.
For additional information related to the increases in the provision for credit losses on the asset-based loan portfolio, see Note 9, Other Assets.
For additional information related to the reduction in senior secured and subordinated CLO debt, see Note 10, Debt.
The table below summarizes select information related to the CLO vehicle in which Salus held a variable interest at September 30, 2016 and 2015:

	September 30,
	2016	2015
Maximum loss exposure	$29.3	$197.8

Asset-based loans receivable	$29.3	$197.8
Cash and other assets	13.7	85.8
Total assets of consolidated VIE	$43.0	$283.6

Senior, Secured	$—	$219.2
Subordinated	135.2	137.6
Long-term debt	135.2	356.8
Other liabilities	—	0.7
Total liabilities of consolidated VIE	$135.2	$357.5

(7) Fair Value of Financial Instruments
The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	September 30, 2016				September 30, 2015
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Fixed maturity and equity securities included in funds withheld receivables	$69.9	$1,387.1	$78.1	$1,535.1	$8.4	$1,555.0	$74.7	$1,638.1
Call option receivable from FGL included in funds withheld receivables	—	11.3	—	11.3	—	5.4	—	5.4
Corporate fixed maturity securities AFS	—	—	—	—	—	—	14.1	14.1
Other invested assets	—	—	—	—	—	—	2.8	2.8
Total financial assets	$69.9	$1,398.4	$78.1	$1,546.4	$8.4	$1,560.4	$91.6	$1,660.4
Liabilities
Front Street future policyholder benefit liability	$—	$—	$631.8	$631.8	$—	$—	$629.2	$629.2
Embedded derivatives in Front Street's assumed FIA business	—	—	131.2	131.2	—	—	142.3	142.3
Foreign exchange contracts	—	—	—	—	—	11.0	—	11.0
Total financial liabilities	$—	$—	$763.0	$763.0	$—	$11.0	$771.5	$782.5
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2016 and 2015 were as follows:

	Fair Value at				Range (Weighted average)
Assets	September 30, 2016	September 30, 2015	Valuation Technique	Unobservable Input(s)	September 30, 2016	September 30, 2015
Corporate fixed maturity securities	$—	$14.1	Broker-quoted	Offered quotes	—%	83%
Other invested assets	—	2.8	Discounted Cash Flow	Probability of collection	—%	50%
				Discount rate	—%	10%
Funds withheld receivables
Fixed maturity and equity securities	35.2	39.1	Matrix pricing	Quoted prices	98% - 122% (109%)	100% - 122% (112%)
Fixed maturity securities	5.4	19.2	Loan Recovery Value	Recovery rate	56% - 100% (82%)	6% - 12% (8%)
Fixed maturity securities	35.7	6.7	Broker-quoted	Offered quotes	97% - 100% (100%)	99% - 103% (101%)
Loan participations	1.8	9.7	Loan Recovery Value	Recovery rate	52% - 100% (71%)	100%
Total	$78.1	$91.6
Liabilities
Front Street future policyholder benefit liability	$631.8	$629.2	Discounted cash flow	Non-performance risk spread	0.32%	0.16% - 0.46%
				Risk margin to reflect uncertainty	0.50%	0.50% - 1.00%
Embedded derivatives in Front Street’s assumed FIA business	131.2	142.3	Discounted cash flow	Market value of option	0% - 27% (2%)	0% - 32% (1%)
				SWAP rates	1%	2%
				Mortality multiplier	80%	80%
				Surrender rates	0.50% - 75% (10%)	0.50% - 75% (13%)
				Non-performance risk spread	0.25%	0.25%
Total	$763.0	$771.5

See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, for additional discussion of the significant unobservable inputs used in for recurring Level 3 fair value measurements of financial instruments carried at fair value.
The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for Fiscal 2016, 2015 and 2014. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Fiscal 2016
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net Transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Corporate fixed maturity securities	$14.1	$(0.5)	$—	$—	$(13.6)	$—	$—	$—
Other invested assets	2.8	2.7	—	—	—	(5.5)	—	—
Funds withheld receivables	74.7	(3.6)	—	36.2	(34.4)	—	5.2	78.1
Total assets at fair value	$91.6	$(1.4)	$—	$36.2	$(48.0)	$(5.5)	$5.2	$78.1

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$629.2	$59.5	$—	$—	$—	$(56.9)	$—	$631.8
Embedded derivatives in Front Street’s assumed FIA business	142.3	(11.1)	—	—	—	—	—	131.2
Total liabilities at fair value	$771.5	$48.4	$—	$—	$—	$(56.9)	$—	$763.0
(a) During Fiscal 2016, the net transfer to Level 3 was exclusively from Level 2. The transfers into Level 3 were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value.

	Fiscal 2015
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net Transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Corporate fixed maturity securities	$16.3	$(2.2)	$—	$—	$—	$—	$—	$14.1
Other invested assets	—	(16.3)	—	—	—	—	19.1	2.8
Funds withheld receivables	58.9	(0.5)	—	30.4	(14.1)	—	—	74.7
Total assets at fair value	$75.2	$(19.0)	$—	$30.4	$(14.1)	$—	$19.1	$91.6

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$151.3	$24.3	$—	$444.2	$—	$9.4	$—	$629.2
Embedded derivatives in Front Street’s assumed FIA business	150.8	(8.5)	—	—	—	—	—	142.3
Total liabilities at fair value	$302.1	$15.8	$—	$444.2	$—	$9.4	$—	$771.5
(a) During Fiscal 2015, the net transfer to Level 3 was related to a loan receivable previously classified as a related party loan.

	Fiscal 2014
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net Transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Corporate fixed maturity securities	$—	$—	$—	$16.3	$—	$—	$—	$16.3
Funds withheld receivables	34.6	1.5	—	23.5	(0.7)	—	—	58.9
Total assets at fair value	$34.6	$1.5	$—	$39.8	$(0.7)	$—	$—	$75.2

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$—	$7.0	$—	$150.6	$—	$(6.3)	$—	$151.3
Embedded derivatives in Front Street's assumed FIA business	140.5	10.3	—	—	—	—	—	150.8
Total liabilities at fair value	$140.5	$17.3	$—	$150.6	$—	$(6.3)	$—	$302.1
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for Fiscal 2016, 2015 and 2014.
Non-Recurring Fair Value Measurements
Goodwill, intangible assets and other long-lived assets are tested annually or if an event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3).
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instrument assets and liabilities which are not measured at fair value in the accompanying Consolidated Balance Sheets are summarized as follows:

	September 30, 2016
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Asset-based loans, included in other assets	$—	$—	$35.0	$35.0	$35.0
Policy loans, included in funds withheld receivables	—	—	8.5	8.5	8.5
Related party loans	—	—	92.1	92.1	92.1
Total financial assets	$—	$—	$135.6	$135.6	$135.6

Liabilities (a)
Investment contracts, included in contractholder funds and other insurance reserves	$—	$—	$922.9	$922.9	$988.3
Total debt (b)	—	2.0	29.1	31.1	99.5
Total financial liabilities	$—	$2.0	$29.1	$31.1	$99.5

	September 30, 2015
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Asset-based loans, included in other assets	$—	$—	$226.7	$226.7	$226.7
Policy loans, included in funds withheld receivables	—	—	9.0	9.0	9.0
Other invested assets, included in other assets	—	—	2.5	2.5	2.5
Related party loans	—	—	30.7	30.7	30.7
Total financial assets	$—	$—	$268.9	$268.9	$268.9

Liabilities (a)
Investment contracts, included in contractholder funds and other insurance reserves	$—	$—	$960.3	$960.3	$1,084.5
Total debt (b)	—	225.3	49.1	274.4	373.6
Total financial liabilities	$—	$225.3	$1,009.4	$1,234.7	$1,458.1
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
Valuation Methodology
Investment Contracts and Other Insurance Reserves
Investment contracts assumed from FGL by Front Street include deferred annuities, FIAs and immediate annuities. The fair value of deferred annuity and FIAs is based on their cash surrender value (which is the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, for discussion of the calculation of the fair value of the insurance reserves.
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

(8) Funds Withheld Receivables
The Company’s consolidated funds withheld receivables are summarized as follows:

	September 30, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Funds withheld receivables with FGL
Corporates	$638.5	$18.2	$(29.5)	$627.2	$627.2
Asset/Mortgage-backed securities	238.8	0.6	(7.9)	231.5	231.5
Municipals	12.1	0.7	—	12.8	12.8
Government bonds	1.1	—	—	1.1	1.1
Preferred stock	8.8	0.3	(0.9)	8.2	8.2
Total funds withheld receivables with FGL	899.3	19.8	(38.3)	880.8	880.8
Funds withheld receivables with third parties
Corporates	390.0	18.8	(2.7)	406.1	406.1
Asset/Mortgage-backed securities	118.7	1.9	(1.7)	118.9	118.9
Municipals	49.5	4.1	—	53.6	53.6
Government bonds	67.7	1.3	(0.2)	68.8	68.8
Agency bonds	6.6	0.3	—	6.9	6.9
Total funds withheld receivables with third parties	632.5	26.4	(4.6)	654.3	654.3
Total fixed maturity and equity securities included in funds withheld receivables	1,531.8	46.2	(42.9)	1,535.1	1,535.1

Call option receivable from FGL included in funds withheld receivables	9.8	1.5	—	11.3	11.3
Accrued interest	17.8	—	—	17.8	17.8
Net receivables	77.7	—	—	77.7	77.7
Policy loans and other	8.5	—	—	8.5	8.5
Total funds withheld receivables	$1,645.6	$47.7	$(42.9)	$1,650.4	$1,650.4

	September 30, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Funds withheld receivables with FGL
Corporates	$740.4	$4.5	$(67.9)	$677.0	$677.0
Asset/Mortgage-backed securities	274.6	1.3	(6.6)	269.3	269.3
Municipals	28.5	0.1	(0.6)	28.0	28.0
Preferred stock	38.9	1.4	(1.0)	39.3	39.3
Total funds withheld receivables with FGL	1,082.4	7.3	(76.1)	1,013.6	1,013.6
Funds withheld receivables with third parties
Corporates	420.8	3.7	(18.5)	406.0	406.0
Asset/Mortgage-backed securities	125.4	1.3	(1.0)	125.7	125.7
Municipals	72.9	0.8	(0.7)	73.0	73.0
Government bonds	8.3	0.1	—	8.4	8.4
Agency bonds	11.5	—	(0.1)	11.4	11.4
Total funds withheld receivables with third parties	638.9	5.9	(20.3)	624.5	624.5
Total fixed maturity and equity securities included in funds withheld receivables	1,721.3	13.2	(96.4)	1,638.1	1,638.1

Call option receivable from FGL included in funds withheld receivables	12.3	—	(6.9)	5.4	5.4
Accrued interest	20.5	—	—	20.5	20.5
Net receivables	41.1	—	—	41.1	41.1
Policy loans and other	5.0	—	—	5.0	5.0
Total funds withheld receivables	$1,800.2	$13.2	$(103.3)	$1,710.1	$1,710.1

Maturities of Funds Withheld Receivables
The amortized cost and fair value of fixed maturity and equity securities included in funds withheld receivables by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	September 30, 2016
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Preferred stock:
Due in one year or less	$12.8	$11.9
Due after one year through five years	231.4	228.2
Due after five years through ten years	420.8	429.3
Due after ten years	487.1	493.3
Subtotal	1,152.1	1,162.7
Other securities which provide for periodic payments:
Asset/Mortgage-backed securities	357.5	350.4
Structured hybrids	22.2	22.0
Total fixed maturity and equity securities included in funds withheld receivables	$1,531.8	$1,535.1
Securities in Funds Withheld Receivables with FGL in an Unrealized Loss Position
See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, for an explanation of the Company’s process for evaluating securities in the funds withheld receivables with FGL with unrealized losses for potential OTTI. The Company has concluded that the fair value of the securities presented in the table below were not OTTI as of September 30, 2016.
The fair value and gross unrealized losses of securities in the funds withheld receivables with FGL, aggregated by investment category, were as follows:

	September 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Funds withheld receivables with FGL
Corporates	$137.8	$(12.6)	$91.7	$(16.9)	$229.5	$(29.5)
Asset/Mortgage-backed securities	73.3	(2.2)	99.0	(5.7)	172.3	(7.9)
Municipals	1.0	—	—	—	1.0	—
Government bonds	0.2	—	—	—	0.2	—
Preferred stock	3.7	(0.9)	—	—	3.7	(0.9)
Total funds withheld receivables with FGL	$216.0	$(15.7)	$190.7	$(22.6)	$406.7	$(38.3)
Total number of securities in an unrealized loss position		146		76		222

	September 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Funds withheld receivables with FGL
Corporates	$417.4	$(46.9)	$113.8	$(21.0)	$531.2	$(67.9)
Asset/Mortgage-backed securities	120.8	(3.8)	88.7	(2.8)	209.5	(6.6)
Municipals	5.9	(0.4)	13.4	(0.3)	19.3	(0.7)
Preferred stock	5.6	(0.9)	—	—	5.6	(0.9)
Total funds withheld receivables with FGL	$549.7	$(52.0)	$215.9	$(24.1)	$765.6	$(76.1)
Total number of securities in an unrealized loss position		423		67		490

At September 30, 2016 and 2015, securities in the funds withheld receivables with FGL in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments.
At September 30, 2016 and 2015, securities with a fair value of $39.6 and $84.4, respectively, had an unrealized loss greater than 20% of amortized cost, which represented less than 5% of the carrying value of all funds withheld receivables.
For Fiscal 2016, 2015 and 2014, the Company recognized other-than-temporary credit impairment losses in operations totaling $7.4, $2.3 and $3.0, respectively, related to funds withheld receivables with an amortized cost of $15.5, $4.8 and $13.1 and a fair value of $8.1, $2.5 and $10.1 at September 30, 2016, 2015 and 2014, respectively.
Details underlying write-downs taken as a result of OTTI that were recognized in “Net (loss) income” and included in “Net investment gains (losses)” were as follows:

	Fiscal
	2016	2015	2014
OTTI recognized in net income:
Corporates	$7.4	$2.2	$3.0
Asset/Mortgage-backed securities	—	0.1	—
Total	$7.4	$2.3	$3.0
Net Investment Income
The major sources of “Net investment income” in the accompanying Consolidated Statements of Operations were as follows:

	Fiscal
	2016	2015	2014
Fixed maturity securities included in funds withheld receivables with FGL	$56.0	$58.6	$55.7
Equity securities included in funds withheld receivables with FGL	2.1	2.6	4.1
Asset-based loans	3.5	16.1	28.4
Related party loans	4.1	7.4	6.0
Other investments	5.5	7.0	2.0
Net investment income	$71.2	$91.7	$96.2
Net investment gains (losses)
“Net investment gains (losses)” reported in the accompanying Consolidated Statements of Operations were as follows:

	Fiscal
	2016	2015	2014
Net realized (losses) gains on fixed maturity securities included in funds withheld receivables with FGL	$(4.8)	$3.4	$(2.5)
Realized gains (losses) on equity securities included in funds withheld receivables with FGL	3.0	(4.9)	14.6
Realized gains (losses) on certain derivative instruments	3.8	(7.6)	25.7
Change in fair value of embedded derivatives in funds withheld receivables with FGL (a)	49.4	(91.1)	41.6
Realized gains (losses) on funds withheld receivables with third parties and other	45.7	(13.8)	9.9
Net investment gains (losses)	$97.1	$(114.0)	$89.3
(a) The modified coinsurance arrangement between FGL Insurance and Front Street created an obligation for the parties to settle a payable or receivable at a later date, which resulted in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is expected to continue to exist after the disposal of FGL and is therefore not eliminated to appropriately reflect the continuing operations and balances held for sale. It is embedded in the funds withheld receivables with a corresponding asset in business held for sale on the Consolidated Balance Sheets and the related gains or losses are reported in net investment gains with corresponding income (loss) from discontinued operations on the Consolidated Statements of Operations.
Concentration of Securities Included in Funds Withheld Receivables
As of September 30, 2016 and 2015, Front Street’s most significant exposure related to the securities underlying the funds withheld receivables was to the financial sector and the energy, mining and metals industries.
As of September 30, 2016 and 2015, the carrying value of the fixed maturity securities in the financial sector was $232.8, or 14.1%, and $269.7, or 15.8%, respectively, of Front Street’s funds withheld receivables. At September 30, 2016 and 2015, the holdings in this sector included investments in 81 and 107 different issuers, respectively, with the top ten investments accounting for 48.0% and 41.0%, respectively, of the total holdings in this sector.

As of September 30, 2016 and 2015, the carrying value of the fixed maturity securities in the energy, mining and metals industries was $188.6, or 11.4%, and $236.6, or 13.8%, respectively, of Front Street’s funds withheld receivables. At September 30, 2016 and 2015, the holdings in these industries included investments in 74 and 98 different issuers, respectively, with the top ten investments accounting for 43.4% and 39.7%, respectively, of the total holdings in these industries.
There were no holdings in a single issuer included in the funds withheld receivables that exceeded 10% of the Company’s stockholders’ equity as of September 30, 2016 and 2015.
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
The Company’s exposure to such financial and capital markets risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of Front Street’s fund withheld receivables and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of the Front Street’s reinsured products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring Front Street to liquidate assets in an unrealized loss position. This risk is mitigated to some extent by surrender charge protection provided by the products reinsured by Front Street.
Insurance Counterparty Risk
Through Front Street, the Company is exposed to insurance counterparty risk, which is the potential for Front Street to incur losses due to a client, retrocessionaire, or partner becoming distressed or insolvent. This includes run-on-the-bank risk and collection risk. The run-on-the-bank risk is that a client’s in force block incurs substantial surrenders and/or lapses due to credit impairment, reputation damage or other market changes affecting the counterparty. Substantially higher than expected surrenders and/or lapses could result in inadequate in force business to recover cash paid out for acquisition costs. The collection risk for clients and retrocessionaires includes their inability to satisfy a reinsurance agreement because the right of offset is disallowed by the receivership court; the reinsurance contract is rejected by the receiver, resulting in a premature termination of the contract; and/or the security supporting the transaction becomes unavailable to Front Street. Front Street has never experienced a material default in connection with retrocession arrangements, nor has it experienced any material difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.
(9) Other Assets
“Other assets” in the accompanying Consolidated Balance Sheets consist of the following:

	September 30,
	2016	2015
Prepaid expenses and other assets	$33.1	$38.4
Asset-based loans	35.0	226.7
Other investments	—	19.4
Total other assets	$68.1	$284.5

Asset-based Loans
As of September 30, 2016 and 2015, the Company’s portfolio of asset-based loans receivable originated by Salus and its co-lender Front Street consisted of the following:

	September 30,
	2016	2015
Asset-based loans, net of deferred fees, by major industry:
Apparel	$18.8	$66.0
Manufacturing	10.9	32.7
Jewelry	7.2	36.9
Electronics	3.1	45.9
Other	6.0	93.1
Total asset-based loans	46.0	274.6
Less: Allowance for credit losses	11.0	47.9
Total asset-based loans, net	$35.0	$226.7

The Company establishes its allowance for credit losses through a provision for credit losses based on Salus’ evaluation of the credit quality of its loan portfolio. The following table presents the activity in its allowance for credit losses for Fiscal 2016, 2015 and 2014:

	Fiscal
	2016	2015	2014
Allowance for credit losses:
Balance at beginning of year	$47.9	$5.5	$4.0
Provision for credit losses	12.8	93.5	1.5
Charge-offs	(52.6)	(51.1)	—
Recoveries	2.9	—	—
Balance at end of year	$11.0	$47.9	$5.5
Credit Quality Indicators
Salus monitors credit quality as indicated by various factors and utilizes such information in its evaluation of the adequacy of the allowance for credit losses. As of September 30, 2016 and 2015, loans with a net carrying value of $30.1 and $79.8, respectively, were considered delinquent by Salus and placed on non-accrual status. It is Salus’ policy to discontinue accruing interest on its loans when there is a reasonable doubt as to collectability in the normal course of business. Nonaccrual loans are considered impaired for reporting purposes and are individually evaluated for impairment.
Salus has assessed the adequacy of its allowance for credit losses and believes the level of allowance for credit losses to be adequate to mitigate inherent losses in the portfolio. During Fiscal 2014, there were no outstanding loans that had been individually considered impaired.
During Fiscal 2015, the bankruptcy court overseeing the Chapter 11 proceedings of RadioShack approved the sale of 1,743 of the company’s stores to General Wireless Inc., an affiliate of Standard General LP. Salus was the lender under RadioShack’s $250.0 term loan placed in December 2013 with a net exposure to Salus and Front Street of $93.0 and $7.0, respectively, after giving effect to a $50.0 participation by FGL and a non-qualifying participation of $100.0 held by a third party. During Fiscal 2015, the $100.0 held by a third party was repaid in full because this third party had the right of first payment in the case of a bankruptcy under an intercreditor agreement with Salus. During Fiscal 2015, the Company recognized charge-offs of $51.1, excluding any charge-offs related to FGL’s participations which are included in “(Loss) income from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations; and an additional net increase in the provision of credit losses of $19.2 related to the loan with RadioShack.
During Fiscal 2016, Salus and Front Street received a partial repayment on the loan to RadioShack of $45.4, excluding $22.7 repayment on FGL’s participation on the loan. At September 30, 2016, the Company expects an additional $3.0 of future recoveries of the loan to RadioShack, excluding $1.5 related to FGL’s participation on the loan that is included in “Assets of business held for sale” in the accompanying Consolidated Balance Sheets. As a result of the higher than expected recovery rates during Fiscal 2016, the Company reversed $18.0 of previously recorded allowance for credit losses, excluding $9.0 of realized gains by FGL recorded in “(Loss) income from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations.
During Fiscal 2016, Salus recorded provision of credit losses of $30.8 related to delinquent loans unrelated to RadioShack where the underlying collateral was underperforming.

	Internal Risk Rating
	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2016	$—	$1.1	$14.8	$30.1	$46.0
September 30, 2015	$69.0	$32.4	$74.0	$99.2	$274.6
Concentrations of Credit Risk and Major Customers
The loans in the asset-based portfolio are collateralized with accounts receivable, inventory or other assets such as real estate or intellectual property. Salus is exposed to credit risk to the extent that the carrying value of the loans exceeds the realizable value of such underlying collateral. Inventory, accounts receivable and other assets represented 52.0%, 12.0% and 36.0%, respectively, of eligible collateral underlying the asset-based loans portfolio at September 30, 2016. The largest concentration to one single borrower represented 29.6% of the outstanding asset-based loans.
Concentrations of Asset-based Loans
As of September 30, 2016 and 2015, the Company’s most significant investment in one industry was the Company’s asset-based loan in the apparel industry with a carrying value of $18.8 and $66.0, respectively, or 40.9% and 24.0%, respectively of the Company’s asset-based loans. No investment in a single issuer exceeded 10% of the Company’s stockholders’ equity as of September 30, 2016 and 2015.
Other investments
The Company’s consolidated other investments included in “Other assets” at September 30, 2015, can be summarized as follows:

	September 30, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Corporate fixed-maturity securities, available-for-sale	$14.1	$—	$—	$14.1	$14.1
Other invested assets	5.3	—	—	5.3	5.3
Total other investments	$19.4	$—	$—	$19.4	$19.4

(10) Debt
The Company’s consolidated debt consists of the following:

	September 30, 2016		September 30, 2015
	Amount	Rate	Amount	Rate
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	$39.7	—%	$40.4	—%
Long-term debt of consolidated variable-interest entity with FGL*	63.0	—%	274.0	3.9%
Unaffiliated secured borrowings under non-qualifying loan participations	2.0	—%	8.8	10.5%
Secured borrowings under non-qualifying loan participations with FGL*	—	—%	4.2	4.5%
Promissory note to FGL*	—	—	2.5	5.3%
Total	104.7		329.9
Original issuance discounts on debt, net of premiums	(0.8)		(0.9)
Unamortized debt issue costs	(4.4)		(5.4)
Total debt	99.5		323.6
Less current maturities	2.0		11.3
Non-current portion of debt	$97.5		$312.3
* The debt balances included in the accompanying Condensed Consolidated Balance Sheets and in the table above reflect transactions between the business held for sale and businesses held for use that are expected to continue to exist after the close of the FGL Merger. Such transactions are not eliminated in the Condensed Consolidated Financial Statements in order to appropriately reflect the continuing operations and balances held for sale.

Aggregate scheduled maturities of debt as of September 30, 2016 are as follows:

Fiscal Year	Scheduled maturities
2017	$2.0
2018	—
2019	—
2020	—
2021	102.7
Thereafter	—
$104.7
Salus
Salus acted as co-lender under some of the asset-based loans that it originated, and such loans were structured to meet the definition of a “participating interest” as defined under ASC 860-10, Transfers and Servicing. Salus is no longer originating new loans. For loans originated with co-lenders that have terms that result in such a co-lender not having a qualifying “participating interest,” Salus recognizes the whole, undivided loan. Salus also reflects a secured borrowing owing to the co-lender representing their share in the undivided whole loan. As of September 30, 2016 and 2015, Salus had $2.0 and $8.8 respectively, of such secured borrowings to unaffiliated co-lenders outstanding related to non-qualifying “participating interests.” As of September 30, 2016, Salus had no secured borrowings under non-qualifying loan participation with FGL and as of September 30, 2015, the balance was $4.2
In February 2013, September 2013 and February 2015, Salus completed a CLO securitization of up to $578.5 notional aggregate principal amount. At September 30, 2016 and 2015, the outstanding notional aggregate principal amount of $39.7 and $40.4, respectively, was taken up by unaffiliated entities and consisted entirely of subordinated debt in both periods, and $63.0 and $274.0, respectively, was taken up by FGL and also included in “Assets of business held for sale” in the accompanying Condensed Consolidated Balance Sheets. The obligations of the securitization is secured by the assets of the VIE, primarily asset-based loan receivables, and at September 30, 2016 all of the senior secured tranches has been paid in full. The reduction in senior secured and subordinated debt was financed by cash on hand and the realization of the underlying receivables or collateral. The subordinated tranches carry residual interest subject to maintenance of certain covenants. Due to losses incurred in the CLO, at September 30, 2016 and September 30, 2015, the CLO was not accruing interest on the subordinated debt.
In February 2015, Salus executed a $2.5 senior secured promissory note in favor of FGL in recognition of certain amounts due to FGL. The note was originally due on May 29, 2015 with fixed interest of 5.3% to be paid semi-annually. The note was repaid in full during Fiscal 2016.

(11) Shareholder’s Equity
Accumulated Other Comprehensive Income
The cumulative amounts of the components of accumulated other comprehensive income reflected in the accompanying Consolidated Statements of Changes in Shareholder’s Equity, as of September 30, 2016, 2015 and 2014, were as follows:

	Unrealized Investment Gains, net	Non-credit Related Other-than-temporary Impairments	Total
Cumulative components at September 30, 2016:
Gross amounts (after reclassification adjustments)	$940.5	$(2.4)	$938.1
Intangible assets adjustments	(258.6)	0.4	(258.2)
Tax effects	(237.1)	0.2	(236.9)
Noncontrolling interest	(86.0)	—	(86.0)
	$358.8	$(1.8)	$357.0
Cumulative components at September 30, 2015:
Gross amounts (after reclassification adjustments)	$147.2	$(1.0)	$146.2
Intangible assets adjustments	(0.3)	0.4	0.1
Tax effects	(51.4)	0.2	(51.2)
Noncontrolling interest	(17.4)	—	(17.4)
	$78.1	$(0.4)	$77.7
Cumulative components at September 30, 2014:
Gross amounts (after reclassification adjustments)	$762.2	$(1.0)	$761.2
Intangible assets adjustments	(220.0)	0.4	(219.6)
Tax effects	(190.1)	0.2	(189.9)
Noncontrolling interest	(68.5)	—	(68.5)
	$283.6	$(0.4)	$283.2
Restricted Net Assets of Subsidiaries
FS Holdco’s equity in restricted net assets of consolidated subsidiaries was approximately $2,059.9 as of September 30, 2016 representing 221.4% of FS Holdco’s consolidated shareholder’s equity as of September 30, 2016 and consisted of net assets of FGL (inclusive of assets held for sale), which were restricted as to transfer to FS Holdco in the form of cash dividends, loans or advances under regulatory restrictions.

(12) Income Taxes
FS Holdco and its non-life subsidiaries’ operating results have historically been included in the HRG U.S. consolidated federal and state tax returns. Tax payments to the Internal Revenue Service (“IRS”) and state tax authorities are made by HRG on FS Holdco’s behalf. The provision for income taxes and current and deferred tax balances are computed under the separate return method and presented in these financial statements as if FS Holdco and its non-life insurance subsidiaries filed their own U.S. Federal and state income tax returns. These financial statements include tax losses and tax credits that may not reflect the tax positions taken by HRG. HRG does not maintain a tax sharing agreement with FS Holdco, and generally does not charge FS Holdco for any tax payments it makes; in addition, HRG does not reimburse FS Holdco for utilization of tax attributes. Because FS Holdco’s tax liabilities computed under the separate return method are not settled with HRG, the difference between any settled amounts and the computed liability under the separate return method is treated as either a deemed distribution or capital contribution. Front Street Cayman has historically filed its own U.S. Federal income tax returns.
Income tax expense (benefit) was calculated based upon the following components of income (loss) from continuing operations before income taxes:

	Fiscal
	2016	2015	2014
Income (loss) from continuing operations before income taxes:
United States	$24.6	$(242.7)	$63.0
Outside the United States	0.5	0.1	11.3
Total income (loss) from continuing operations before income taxes	$25.1	$(242.6)	$74.3

The components of income tax expense (benefit) were as follows:

	Fiscal
	2016	2015	2014
Current:
Federal	$(16.0)	$(16.8)	$6.1
State	(1.9)	0.1	3.5
Total current	(17.9)	(16.7)	9.6
Deferred:
Federal	20.8	(29.7)	21.5
Foreign	0.5	—	—
State	(0.2)	1.0	(1.1)
Total deferred	21.1	(28.7)	20.4
Income tax expense (benefit)	$3.2	$(45.4)	$30.0
The differences between income taxes expected at the U.S. federal statutory income tax rate of 35.0% and reported income tax expense (benefit) are summarized as follows:

	Fiscal
	2016	2015	2014
Expected income tax expense (benefit) at Federal statutory rate	$8.8	$(85.0)	$26.0
Valuation allowance for deferred tax assets	(0.2)	36.5	2.1
Permanent items	0.1	(1.1)	—
State and local income taxes, net of federal income tax benefit	(0.3)	1.1	—
Foreign rate differential	(0.2)	—	—
Unrecognized tax benefits	(1.3)	—	—
Outside basis differences	(5.4)	6.8	—
Other	1.7	(3.7)	1.9
Reported income tax expense (benefit)	$3.2	$(45.4)	$30.0
Effective tax rate	12.7%	18.7%	40.4%
For Fiscal 2016, the Company’s effective tax rate of 12.7% differed from the expected U.S. statutory tax rate of 35.0% and was primarily driven by current year losses related to the Company in the U.S. for which tax benefits are not more-likely-than-not to be realizable, resulting in the recording of valuation allowances.
For Fiscal 2015, the Company’s effective tax rate of 18.7% differed from the expected U.S. statutory tax rate of 35.0% and was primarily driven by the book revaluation and impairments and bad debt expense at Salus for which tax benefits are not more-likely-than-not to be realizable, resulting in the recording of valuation allowances.
For Fiscal 2014, the Company’s effective tax rate of 40.4% differed from the expected U.S. statutory tax rate of 35.0% and was primarily driven by certain impairment expenses at Salus for which tax benefits are not more-likely-than-not to be realizable, resulting in the recording of valuation allowances.

The following table summarizes the components of deferred income tax assets and liabilities:

	September 30,
	2016	2015
Deferred tax assets:
Net operating loss, credit and capital loss carryforwards	$7.3	$(9.4)
Unrealized losses on mark-to-market securities	12.2	17.2
Insurance reserves and claim related adjustments	23.3	43.4
Outside basis differences on partnership interests	45.2	43.8
Insurance receivables	—	21.2
Investments	—	13.1
Other	18.8	57.7
Total deferred tax assets	106.8	187.0
Less: Valuation allowance	14.4	25.7
Net deferred tax assets	92.4	161.3

Deferred tax liabilities:
Outside basis difference on held for sale assets	(368.4)	—
Investments	(39.3)	(87.4)
Insurance reserves and claim related adjustments	(5.0)	(14.9)
Other	(19.8)	(11.5)
Total deferred tax liabilities	(432.5)	(113.8)
Net deferred tax (liability) asset	$(340.1)	$47.5
At September 30, 2016 and 2015, the Company had gross U.S. Federal operating loss carryforwards of $12.5 and $65.3, respectively, which, if unused, will expire in years 2028 through 2036.
In accordance with ASC Topic 740, the Company establishes valuation allowances for deferred tax assets that, in its judgment, are not more-likely-than-not realizable. These judgments are based on projections of future income, including tax-planning strategies, by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact the accuracy of these projections. In accordance with ASC Topic 740, during each reporting period, the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowances are appropriate. As a result of this assessment, for Fiscal 2016, 2015 and 2014, the Company established a net (decrease)/increase in the valuation allowance to earnings totaling $(0.2), $36.5 and $2.1, respectively, as more fully described below.
FS Holdco Tax Group
The deferred tax assets for each of the reporting periods were evaluated including an assessment of future sources of taxable income to support realizability. At September 30, 2016, the Company reversed the portion of valuation allowance previously recorded on certain deferred tax assets that are expected to be realized to offset the deferred tax liability recognized as a result of classifying the Company’s ownership interest in FGL as held for sale. FS Holdco had a valuation allowance totaling $14.4 and $25.7, respectively, at September 30, 2016 and 2015.
Front Street Cayman
The deferred tax assets of Front Street Cayman were evaluated for each of the reporting periods, including an assessment of cumulative income over the prior three-year period. Beginning with the tax year ended December 31, 2012, Front Street Cayman made an election under the Internal Revenue Code (“IRC”) Section 953(d) to be treated as a U.S. domestic life insurance corporation for Federal income tax purposes. As of September 30, 2016, Front Street Cayman was in a three-year cumulative loss position for U.S. Federal tax purposes but expects income in future periods. In addition, Front Street Cayman is eligible to carry back net operating losses (“NOLs”) generated for U.S. tax purposes in the current year to cumulative taxable income of $63.6 (including $12.8 of taxable income reported on the Company’s first tax return filed for its tax year ended December 31, 2012, $43.1 of taxable income reported for the tax year ended December 31, 2013, and $7.7 of taxable income reported for the tax year ended December 31, 2014). Based on Front Street Cayman’s taxable income in prior carryback years there is significant positive evidence that supports the realizability of its deferred tax assets. Thus, there were no valuation allowances established against Front Street Cayman’s deferred tax assets at September 30, 2016 and 2015.

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
The total amount of unrecognized tax benefits (“UTBs”) at September 30, 2016 was $0.5. If recognized in the future, $0.5 of UTBs would impact the effective tax rate. The Company records interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2016, the Company’s accrued balances of interest and penalties on uncertain tax positions were $0.1.
The total amount of UTBs at September 30, 2015 were $1.9. If recognized in the future, $1.2 of UTBs would impact the effective tax rate. The Company records interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2015, the Company’s accrued balances of interest and penalties on uncertain tax positions were $0.7.
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
The following table summarizes changes to the Company’s UTB reserves, excluding related interest and penalties:

	Fiscal
	2016	2015	2014
Unrecognized tax benefits at beginning of year	$1.9	$1.2	$—
Gross increase — tax positions in prior period	—	0.7	1.2
Gross decrease — tax positions in prior period	(1.9)	—	—
Gross increase — tax positions in current period	0.5	—	—
Unrecognized tax benefits at end of year	$0.5	$1.9	$1.2
FS Holdco and its non-life insurance subsidiaries’ operating results have historically been included in HRG’s U.S. Federal and state income tax returns. HRG files U.S. Federal consolidated and state and local combined and separate income tax returns. HRG’s consolidated and combined returns do not include Front Street Cayman, which files its own consolidated Federal income tax return.
The IRS is currently conducting an examination of HRG’s 2013 federal consolidated tax return. In addition, the New York State and New York City tax returns for the 2011 through 2013 tax years are under audit. As of September 30, 2016, the Company is not aware of any significant audit matters related to the U.S federal and state examinations and expects to receive a final closing agreement from both the IRS and New York State within the next twelve months.
All U.S. Federal income tax returns of Front Street Cayman from 2013 and forward are subject to examination by the taxing authorities.

(13) Commitments and Contingencies
The Company has aggregate accruals for its legal, environmental and regulatory matters of approximately $3.8 at September 30, 2016, which all related to accruals of business held for sale. These accruals relate primarily to the matters described below. In addition, the Company and its subsidiaries are involved in other litigation and claims arising out of their prior businesses and arising in the ordinary course out of their current businesses, which include, among other things, indemnification and other claims and litigations involving HRG’s and its subsidiaries’ business practices, transactions, workers compensation matters, environmental matters, and personal injury claims. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned accruals and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.
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
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At September 30, 2016, FGL has accrued $3.0 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $2.8.
FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (the “Death Master File”)and compliance with state claims practices regulation. Legislation requiring insurance companies to use the Death Master File to identify potential claims has been enacted in a number of states. As a result of these legislative and regulatory developments, in May 2012, FGL undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. In addition, FGL has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states and in some cases has challenged the audits including litigation against the Controller for the State of California which is subject to a stay. FGL believes its current accrual will cover the reasonably estimated liability arising out of these developments, however costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to these matters.
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
On January 2, 2015, the Court entered the Final Judgment in Cressy, certifying the class for settlement purposes, and approving the class settlement. On August 10, 2015, FGL tendered $1.3 to the Settlement Administrator for a claim review fund. FGL implemented an interest enhancement feature for certain policies as part of the class settlement, which enhancement began on October 12, 2015. On October 21, 2016, the parties filed a joint motion to amend the January 2, 2015 final order and judgement, to extend the deadline for settlement completion from October 24, 2016 to December 1, 2016.
At September 30, 2016, FGL estimated the total cost for the settlement, legal fees and other costs related to this class action would be $9.2 with a liability for the unpaid portion of the estimate of $0.4. FGL has incurred and paid $5.5 related to legal fees and other costs and $3.3 related to settlement costs as of September 30, 2016. Based on the information currently available, FGL does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued. FGL had been seeking indemnification from OMGUK under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 between FGL (formerly, Harbinger F&G, LLC) and OMGUK related to the settlement and the costs and fees in defending the Cressy litigation in both the federal and state courts. The settlement, legal fees and other costs related to this class action and the amount recovered from OMGUK are presented net in the accompanying Consolidated Statements of Operations in the caption “Benefits and other changes in policy reserves.” During Fiscal 2015, FGL, the Company and OMGUK reached a global settlement which resolved all prior outstanding claims, resulting in FGL receiving $3.6 in settlement of its outstanding recoverable related to the Cressy litigation.
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri, captioned Dale R. Ludwick, on behalf of herself and all others similarly situated (“Plaintiff Ludwick”) v. Harbinger Group Inc. (HRG’s former corporate name), FGL Insurance, Raven Re, and Front Street Cayman (the “Defendants”). The complaint alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), requested injunctive and declaratory relief, sought unspecified compensatory damages for the putative class in an amount not specified, treble damages, and other relief, and claims Plaintiff Ludwick overpaid for her annuity. On April 13, 2015, the Defendants filed a joint motion to dismiss the complaint. On February 12, 2016, the District Court granted the Defendants’ joint motion to dismiss. On March 3, 2016, Plaintiff Ludwick filed a notice of appeal. As of September 30, 2016, HRG and FGL did not have sufficient information to determine whether FGL is exposed to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $1.6, which was accrued during Fiscal 2016.
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
Lease Commitments
The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Future annual minimum rental commitments under non-cancelable operating leases are as follows:

Fiscal Year	Operating Leases of Business Held for Use	Operating Leases of Business Held for Sale
2017	$0.3	$1.9
2018	—	1.8
2019	—	1.8
2020	—	1.9
2021	—	1.0
Thereafter	—	—
Total minimum lease payments	$0.3	$8.4
The Company’s total rent expense was $1.1, $1.0 and $1.1 during Fiscal 2016, 2015 and 2014, respectively.
Unfunded Asset Based Lending Commitments
Salus and FGL have unfunded investment commitments as of September 30, 2016 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years.
Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At September 30, 2016, the notional amount of unfunded, legally binding lending commitments was approximately $6.2, which all expire in 1 year or less.
FGL has unfunded investment commitments of $103.0 as of September 30, 2016.

(14) Related Party Transactions
In February 2013, in connection with the acquisition of EXCO Resources, Inc. by HGI Energy Holdings, LLC (“HGI Energy”), a wholly-owned subsidiary of HRG, HGI Energy entered into note purchase agreement with two of it affiliates, FGL and Front Street, for $100.0 notional aggregate principal amount due February 14, 2021. The notes paid interest at 9.0% per annum, payable semi-annually in arrears on January 1 and July 1. Following the sale of Compass Production Partners, a majority-owned subsidiary of HGI Energy, in the Fiscal 2016, the notes were replaced with $92.0 notional aggregate amount of new notes due on August 22, 2017. FGL’s portion of the new notes of $46.0 was then transferred to a reinsurance funds withheld account, for which Front Street bears the investment risk. In relation to the notes with HGI Energy, for Fiscal 2016, 2015 and 2014, the Company recognized $4.1, $4.5 and $4.5, respectively of net investment income from continuing operations (which are eliminated upon consolidation on the HRG’s Consolidated Financial Statements), and $4.0, $4.5 and $4.5, respectively of income from discontinued operations, (which are not eliminated upon consolidation.)

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
On September 25, 2015, CorAmerica, assigned its interests under certain purchase agreements regarding outlet center developments to entities and accounts related to Fortress Investment Group LLC (“Fortress”), which, through affiliates, has acquired interests greater than 10% ownership in the Company as of September 30, 2016. The aggregate consideration for such assignment included a $0.4 fee.
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
FGL has invested in CLO securities issued by Fortress Credit Opportunities III CLO LP (“FCO III”) and also invested in securities issued by Fortress Credit BSL Limited (“Fortress BSL”). The parent of both FCO III and Fortress BSL is Fortress, which has acquired interests greater than 10% ownership in HRG as of September 30, 2016. Such CLOs had an aggregate total carrying value of $203.2 and $182.6 as of September 30, 2016 and 2015, respectively, of which $18.0 and $18.2, respectively, was included in the funds withheld receivables portfolio of Front Street.
The Company’s net investment income from such securities was $11.0, $9.5 and $1.6 for the Fiscal 2016, 2015 and 2014, respectively, of which $1.1, $1.4 and $0.2, respectively, was included in net investment income, and $9.9, $8.1 and $1.4, respectively, was included in income from discontinued operations. In addition, in Fiscal 2014 FGL earned $1.2 and $1.1 on securities issued by Jefferies and Leucadia, respectively, which were subsequently sold recognizing gains of $5.8 and $1.6, respectively. Such income and gains were classified as discontinued operations in the accompanying Consolidated Statements of Operations.
Such income was classified as discontinued operations in the the accompanying Consolidated Statements of Operations.
In May 2012, Salus closed a credit facility with Frederick’s of Hollywood Inc. (“FOH”). In May 2014, the Company, through its subsidiaries completed the acquisition of a 62.0% interest in FOH, a retailer of women's apparel and related products. At September 30, 2014, the commitment amount of the credit facility was $41.5 and the aggregate total carrying value of $34.5 was included in “Related party loans” on the Consolidated Balance Sheets. The Company’s net investment income from the credit facilities was $2.9 and $1.5 as for Fiscal 2015 and 2014, respectively.
On April 19, 2015, FOHG Holdings, LLC and its subsidiaries (together, “FOHG”) commenced Chapter 11 cases in the United States Bankruptcy Court for the District of Delaware. On June 3, 2015, following receipt of court approval, FOHG sold (the “ABG Sale”) its brand and inventory to Authentic Brands Group Inc. (“ABG”), a third party licensing company, with the majority of the proceeds used to repay a portion of the loans with the Company. The Company also recorded $16.2 of impairments related to their outstanding the loans with FOHG. Following the bankruptcy filing, FS Holdco lost control of FOH and no longer consolidates its results. As a result, subsequent to April 19, 2015, the Company classified the outstanding loans with FOHG as “Other invested assets” on the Consolidated Balance Sheets.

(15) Insurance Subsidiary Financial Information
FGL’s insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from U.S. GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP are that statutory financial statements do not reflect value of business acquired and deferred acquisition cost, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the U.S. GAAP basis financial statements for comparable items.
FGL’s principal insurance subsidiaries’ statutory financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of FGL's wholly owned insurance subsidiaries were as follows:

	Subsidiary (state of domicile)(a)
	FGL Insurance (IA) (b)	FGL NY Insurance (NY)
Statutory Net Income (Loss):
Year ended December 31, 2015	$(52.9)	$(1.2)
Year ended December 31, 2014	104.6	1.9
Year ended December 31, 2013	118.2	1.3

Statutory Capital and Surplus:
December 31, 2015	$1,239.0	$59.5
December 31, 2014	1,211.6	61.2
(a) FGL NY Insurance is a subsidiary of FGL Insurance, and the columns should not be added together.
(b) FGL Insurance Company re-domesticated to Iowa effective November 1, 2013. Prior to November 1, 2013, the Company was domiciled in the state of Maryland.
The amount of statutory capital and surplus necessary to satisfy the applicable regulatory requirements is less than FGL Insurance’s and FGL NY Insurance’s respective statutory capital and surplus.
Life insurance companies are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. FGL monitors the RBC of its insurance subsidiaries. As of December 31, 2015 and 2014, each of FGL’s insurance subsidiaries had exceeded the minimum RBC requirements.
FGL’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2015, in accordance with applicable dividend restrictions, FGL’s subsidiaries could pay “ordinary” dividends of $123.9 to Fidelity & Guaranty Life Holdings, Inc. (“FGH”) in 2016 less any dividends paid during the immediately preceding 12 month period. FGL did not declare or pay any dividends to FGH during the 12 month period ended September 30, 2016. Therefore, FGL Insurance is able to declare an ordinary dividend up to $123.9 with respect to its 2015 statutory results, subject to management’s discretion.
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in an increase in statutory capital and surplus of $46.8 at December 31, 2015 and a decrease of $5.0 at December 31, 2014. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $805.8 to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which had the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practice has no impact on the Company’s consolidated financial statements which are prepared in accordance with U.S. GAAP.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $220.0 and $245.0 at December 31, 2015 and 2014, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $4.1 and $17.3 at December 31, 2015 and 2014, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative $13.7 and $75.1 as of December 31, 2015 and 2014, respectively and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility was collateralized by NAIC 1 rated fixed maturity securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at December 31, 2015 and 2014 was $210.3 and $187.3, respectively.
As of December 31, 2015, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC’s statutory accounting practices.
Securities held on deposit with various state regulatory authorities had a fair value of $18,074.6 and $16,012.3 at September 30, 2016 and 2015, respectively. FGL Insurance is domesticated in Iowa and under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the FGL Insurance’s legal reserve as prescribed by Iowa regulations.

Schedule I
FS HOLDCO II LTD. AND SUBSIDIARIES
Summary of Investments—Other than Investments in Related Parties
September 30, 2016
(In millions)

	Amortized cost	Fair value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$72.8	$74.0	$74.0
States, municipalities and political subdivisions	61.6	66.4	66.4
Foreign governments	2.6	2.8	2.8
Public utilities	146.8	145.5	145.5
All other corporate bonds	881.7	887.8	887.8
Mortgage-backed, asset-backed and collateralized	357.5	350.4	350.4
Redeemable preferred stock	—	—	—
Total fixed maturities	1,523.0	1,526.9	1,526.9
Equity securities:
Nonredeemable preferred stock	8.8	8.2	8.2
Policy loans	8.5	8.5	8.5
Short term investments	95.5	95.5	95.5
Derivative investments	9.8	11.3	11.3
Total investments included in funds withheld receivables (b)	$1,645.6	$1,650.4	$1,650.4

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

(b)	This represents the underlying investments in Front Street’s funds withheld receivables portfolio.

See accompanying Independent Auditors’ Report.

Schedule II
FS HOLDCO II LTD. (Parent Only)
CONDENSED BALANCE SHEETS
(In millions)

	September 30,
	2016	2015
ASSETS
Cash and cash equivalents	$2.0	$2.0
Receivables, net	0.3	—
Deferred Tax Assets	—	7.5
Investments in consolidated subsidiaries (a)	1,292.5	1,266.0
Total assets	$1,294.8	$1,275.5
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued expenses	$—	$1.6
Deferred tax liabilities	364.4	—
Total liabilities	364.4	1.6
Shareholder’s equity
Common Stock	—	—
Contributed capital	498.4	500.0
Retained earnings	220.4	696.1
Accumulated other comprehensive income	211.6	77.8
Total shareholder’s equity	930.4	1,273.9
Total liabilities and shareholder’s equity	$1,294.8	$1,275.5
(a) Includes $1,259.6 and $1,265.1 at September 30, 2016 and 2015, respectively, related to the Company’s investment in FGL which was classified as business held for sale.
See accompanying Independent Auditors’ Report.

Schedule II
(continued)
FS HOLDCO II LTD. (Parent Only)
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Fiscal
	2016	2015	2014
Revenues	$—	$—	$—
Cost of revenues	—	—	—
	—	—	—
Operating expenses:
General and administrative expenses	—	0.1	0.3
Total operating expenses	—	0.1	0.3
Operating loss	—	(0.1)	(0.3)
Other income:
Equity in net income (loss) of subsidiaries (a)	118.7	(52.4)	173.2
Write-down of assets of business held for sale to fair value less cost to sell	(362.8)	—	—
(Loss) income before income taxes	(244.1)	(52.5)	172.9
Income tax expense	219.0	1.4	0.4
Net loss (income)	$(463.1)	$(53.9)	$172.5
(a) Includes $(284.1), $124.0, and $142.1 for Fiscal 2016, 2015 and 2014, respectively, related to the Company’s investments in FGL, which was classified as discontinued operations.
(b) Includes income tax expense of $198.7 for Fiscal 2016 related to classifying the Company’s ownership interest in FGL as held for sale

See accompanying Independent Auditors’ Report.

Schedule II
(continued)
FS HOLDCO II LTD. (Parent Only)
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	(463.1)	(53.9)	172.5
Adjustments to reconcile net income to net cash used in operating activities
Equity in net income of subsidiaries	(118.7)	52.4	(173.2)
Dividends received	12.6	14.6	65.4
Write-down of assets of business held for sale to fair value less cost to sell	362.8	—	—
Change in deferred tax assets	226.7	(0.9)	1.0
(Increase) decrease in accounts receivables	(2.0)	2.2	(0.7)
Increase in accounts payable and accrued expenses	—	—	0.1
Net change in cash due to operating activities	18.3	14.4	65.1
Cash flows from investing activities:
Capital contributions to subsidiaries	—	(36.0)	(5.2)
Net change in cash due to investing activities	—	(36.0)	(5.2)
Cash flows from financing activities:
Cash contributions from parent	—	36.0	5.2
Dividends payments	(12.6)	(14.6)	(65.4)
Net change in cash due to financing activities	(12.6)	21.4	(60.2)
Net increase in cash and cash equivalents	5.7	(0.2)	(0.3)
Cash and cash equivalents at beginning of year	2.0	2.2	2.5
Cash and cash equivalents at end of year	$7.7	$2.0	$2.2

See accompanying Independent Auditors’ Report.

Schedule III
FS HOLDCO II LTD. AND SUBSIDIARIES
Supplementary Insurance Information
(In millions)

	As of or for the year ended September 30,
	2016	2015	2014
Life Insurance (single segment):
Future policy benefits, losses, claims and loss expenses	$1,751.3	$1,856.0	$1,418.4
Net investment income	97.1	(114.0)	89.3
Benefits, claims, losses and settlement expenses	103.0	70.6	66.9
Other operating expenses	(9.6)	(13.4)	(11.4)

See accompanying Independent Auditors’ Report.

Schedule IV
FS HOLDCO II LTD. AND SUBSIDIARIES
Reinsurance
(In millions)

Fiscal 2016	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$—	$—	$244.5	$244.5	100.0%
Premiums and other considerations:
Traditional life insurance premiums	$—	$—	$—	$5.7	100.0%
Annuity product charges	—	—	96.3	96.3	100.0%
Total premiums and other considerations	$—	$—	$102.0	$102.0	100.0%

Fiscal 2015	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$—	$—	$255.5	$255.5	100.0%
Premiums and other considerations:
Traditional life insurance premiums	$—	$—	$3.9	$3.9	100.0%
Annuity product charges	—	—	94.2	94.2	100.0%
Total premiums and other considerations	$—	$—	$98.1	$98.1	100.0%

Fiscal 2014	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$—	$—	$—	$—	—%
Premiums and other considerations:
Traditional life insurance premiums	$—	$—	$0.9	$0.9	100.0%
Annuity product charges	—	—	5.3	5.3	100.0%
Total premiums and other considerations	$—	$—	$6.2	$6.2	100.0%

See accompanying Independent Auditors’ Report.

HGI FUNDING, LLC FINANCIAL STATEMENTS

Independent Auditors’ Report
The Member
HGI Funding, LLC:
We have audited the accompanying financial statements of HGI Funding, LLC, which comprise the balance sheets as of September 30, 2016 and 2015, and the related statements of operations and comprehensive income, member’s equity, and cash flows for each of the years in the three-year period ended September 30, 2016, and the related notes to the financial statements.
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
Opinion
In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of HGI Funding, LLC as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2016 in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
November 22, 2016

HGI FUNDING, LLC
BALANCE SHEETS
(In thousands)

	September 30,
	2016	2015
ASSETS
Investments, at fair value (Note 4):
Non-affiliates	$—	$32,796
Affiliate	790,415	593,349
Total investments	790,415	626,145
Cash	76	438
Restricted cash	235	216
Other assets	221	147
Total assets	$790,947	$626,946
LIABILITIES AND MEMBER’S EQUITY
Other liabilities	$192	$94
Total liabilities	192	94

Commitments and contingencies (Note 7)

Member’s equity:
Contributed capital	369,067	514,134
Retained earnings	421,688	112,718
Total member’s equity	790,755	626,852
Total liabilities and member’s equity	$790,947	$626,946
See accompanying notes to financial statements.

HGI FUNDING, LLC
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	Year ended September 30,
	2016	2015	2014
Investment income:
Dividend and interest income:
Non-affiliates	$—	$60	$2,411
Affiliate	9,644	5,382	3,622
Gross investment income	9,644	5,442	6,033
Investment fees	—	—	90
Net investment income	9,644	5,442	5,943
Realized and unrealized gains and losses on investments:
Net realized gains (losses) on sale of investments	101,892	(44,509)	3,686
Net change in unrealized gains (losses) on investment in affiliate	212,131	(65)	78,166
Net change in unrealized (losses) gains on investment in non-affiliates	(14,082)	54,407	(11,060)
Net realized and unrealized foreign exchange gains	—	—	54
Net recognized gains on investments	299,941	9,833	70,846
General and administrative expenses	615	1,116	325
Other income	—	—	300
Income before income taxes	308,970	14,159	76,764
Income tax expense (Note 6)	—	—	—
Net income	308,970	14,159	76,764
Other comprehensive income	—	—	—
Total comprehensive income	$308,970	$14,159	$76,764
See accompanying notes to financial statements.

HGI FUNDING, LLC
STATEMENTS OF MEMBER’S EQUITY
(In thousands)

	Contributed capital	Retained earnings	Total member’s equity
Balances at September 30, 2013	$229,101	$21,795	$250,896
Return of capital to HRG Group, Inc.	(4,181)	—	(4,181)
Deemed distribution to HRG Group, Inc.	(13,537)	—	(13,537)
Deemed contributed capital from HRG Group, Inc. for unreimbursed management services	295	—	295
Contributed capital from HRG Group, Inc.	85,551	—	85,551
Comprehensive income	—	76,764	76,764
Balances at September 30, 2014	297,229	98,559	395,788
Return of capital to HRG Group, Inc.	(82,762)	—	(82,762)
Deemed distribution to HRG Group, Inc.	(10,307)	—	(10,307)
Deemed contributed capital from HRG Group, Inc. for unreimbursed management services	423	—	423
Contributed capital from HRG Group, Inc.	309,551	—	309,551
Comprehensive income	—	14,159	14,159
Balances at September 30, 2015	514,134	112,718	626,852
Return of capital to HRG Group, Inc.	(189,731)	—	(189,731)
Deemed distribution to HRG Group, Inc.	—	—	—
Deemed contributed capital from HRG Group, Inc. for unreimbursed management services	42	—	42
Contributed capital from HRG Group, Inc.	44,622	—	44,622
Comprehensive income	—	308,970	308,970
Balances at September 30, 2016	$369,067	$421,688	$790,755
See accompanying notes to financial statements.

HGI FUNDING, LLC
STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended September 30,
	2016	2015	2014
Cash flows from operating activities:
Net income	$308,970	$14,159	$76,764
Adjustments to reconcile net income to operating cash flows:
Net realized and unrealized gains on investments	(299,941)	(9,833)	(70,792)
Realized and unrealized foreign exchange gains on investments	—	—	(54)
Deemed contributed capital from HRG Group, Inc. for unreimbursed management services	42	423	295
Amortization of discount on affiliate receivable	—	—	(1,442)
Changes in operating assets and liabilities:
Other assets	(74)	(133)	(14)
Other liabilities	98	58	(300)
Net change in cash due to operating activities	9,095	4,674	4,457
Cash flows from investing activities:
Cost of investments acquired	—	—	(83,417)
Purchase of common stock of an affiliate	(9,417)	(304,960)	(3,795)
Proceeds from sales of investments	145,088	70,786	11,218
Purchase of affiliate receivable	—	—	(9,045)
Net change in cash due to investing activities	135,671	(234,174)	(85,039)
Cash flows from financing activities:
Return of capital to HRG Group, Inc.	(189,731)	(82,762)	(4,181)
Change in restricted cash	(19)	1,275	255
Contributed capital from HRG Group, Inc.	44,622	309,551	85,551
Net change in cash due to financing activities	(145,128)	228,064	81,625
Net change in cash and cash equivalents	(362)	(1,436)	1,043
Cash and cash equivalents at beginning of period	438	1,874	831
Cash and cash equivalents at end of period	$76	$438	$1,874
Supplemental disclosures of cash flow information:
Non-cash transaction:
Deemed distribution to HRG Group, Inc.	$—	$10,307	$13,537
See accompanying notes to financial statements.

HGI FUNDING, LLC
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except per share figures)
(1) Basis of Presentation and Nature of Business
HGI Funding, LLC (“HGI Funding” or the “Company”) is a direct, wholly-owned subsidiary of HRG Group, Inc. (“HRG”). HRG is a holding company that conducts its operations through its operating subsidiaries. HRG’s shares of common stock trade on the New York Stock Exchange under the symbol “HRG.”
HGI Funding, a Delaware Limited Liability Company, manages a portion of HRG’s available cash and engages in other activities from time to time. The Company operates in one segment and has a fiscal year-end of September 30. References herein to Fiscal 2016, 2015 and 2014 refer to the fiscal years ended September 30, 2016, 2015 and 2014, respectively.
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(2) Significant Accounting Policies and Practices and Recent Accounting Pronouncements
The following is a summary of significant accounting policies followed by the Company.
Investments
The Company’s investments consist of marketable equity securities classified as trading and carried at fair value with unrealized gains and losses recognized in earnings, including certain securities for which the Company has elected the fair value option under Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments,” which would otherwise have been classified as an equity method investment. Investment transactions are accounted for as of the trade date and any realized gains or losses from such transactions are calculated on a first in, first out basis and are included in the appropriate caption in the Statements of Operations and Comprehensive Income.
The Company’s investments in marketable equity securities classified as trading and carried at fair value include common stock of Spectrum Brands Holdings, Inc. (“Spectrum Brands”), an affiliated company under common control of the Company’s parent, HRG. The Company held 9.66% and 10.92% of Spectrum Brands’ outstanding common stock and HRG had three and four common directors on Spectrum Brands’ board of directors as of September 30, 2016 and 2015, respectively. As a result, the Company had significant influence over the financial and operating decisions of Spectrum Brands. As a consequence of having significant influence, the Company’s interest in Spectrum Brands is considered an equity method investment under ASC Topic 323, “Investments — Equity Method and Joint Ventures,” for which the Company has elected the fair value option under ASC Topic 825.
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
Recent Accounting Pronouncements Not Yet Adopted
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which amends the previously issued ASU 2014-09 to provide for a one year deferral from the original effective date. As a result, the ASU 2014-09 will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2019, with early adoption beginning in the first quarter of its fiscal year ending September 30, 2018. In March 2016, the FASB issued ASU No 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. There are two transition methods available under the new standard, either cumulative effect or retrospective. The Company is in the process of evaluating the impact of this update on its financial condition, results of operations or liquidity.
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
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the lease requirements in ASC 840, Leases. ASU 2016-02 requires lessees to recognize lease assets and liabilities on the balance sheet, as well as to disclose key information about leasing arrangements. Although the new ASU 2016-02 requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. ASU 2016-02 can be applied using a modified retrospective approach, with a number of optional practical expedients relating to the identification and classification of leases that commenced before the effective date, along with the ability to use hindsight in the evaluation of lease decisions, that entities may elect to apply. ASU 2016-02 is effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As a result, the ASU 2016-02 will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2020, with early adoption applicable. The Company is in the process of evaluating the impact of this update on its financial condition, results of operations or liquidity.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for public business entities in fiscal years beginning after

December 15, 2017, including interim periods within those fiscal years. As a result, the ASU 2016-15 will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2019, with early adoption applicable. The Company is in the process of evaluating the impact of this update on its financial condition, results of operations or liquidity.
Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As a result, the ASU 2016-16 will become effective for the Company in the first quarter of fiscal year ending September 30, 2019, with early adoption applicable. The Company is in the process of evaluating the impact of this update on its financial condition, results of operations or liquidity.
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
The Company is exposed to equity price risk since it invests in marketable equity securities. The Company follows an investment policy approved by the board of directors of HRG which sets certain restrictions on the amounts and types of investments it may make.
Investment Concentration Risk
As of September 30, 2016 and 2015, the Company’s most significant investment in one industry were the investment securities in the consumer products sector with a fair value of $790,415 and $593,349, respectively. As of September 30, 2016 and 2015, the only investment in a single issuer that exceeded 10% of the Company’s Member’s equity was the Company’s investment in Spectrum Brands (consumer products sector), with a fair value of $790,415 and $593,349, respectively. The investment in Spectrum Brands was also the Company’s largest concentration in any single issuer as of September 30, 2016 and 2015 representing 100% and 95% of invested assets, respectively.
(4) Investments
The Company’s investments are summarized as follows:

	September 30,
	2016	2015
Marketable equity securities	$790,415	$626,145
Total	$790,415	$626,145
There were $368,980 and $170,931 of net unrealized gains recognized in “Investments” that relate to trading securities held at September 30, 2016 and 2015, respectively, including $368,980 and $156,849 of unrealized gains on the Company’s investment in Spectrum Brands at September 30, 2016 and 2015.
Spectrum Brands
Included in marketable equity securities as of September 30, 2016 and 2015, above, were 5.7 million and 6.5 million shares of Spectrum Brands, an affiliate under common control, an equity method investee carried at fair market value ($790,415 and $593,349 as of September 30, 2016 and 2015, respectively) using the fair value option under ASC Topic 825. The unrealized gains (losses) in the fair market value of the Company’s investment in Spectrum Brands for Fiscal 2016, 2015 and 2014 of $212,131, $(65) and $78,166, respectively, are reported in the Statements of Operations and Comprehensive Income in “Net change in unrealized gains (losses) on investment in affiliate.”

The following table presents summarized financial information derived from Spectrum Brands’ consolidated financial statements:

	September 30,
	2016	2015
Balance sheet data:
Current assets	$1,632,890	$1,687,487
Non-current assets	5,436,182	5,506,287
Current liabilities	1,095,565	1,026,900
Non-current liabilities	4,129,498	4,560,100
Stockholders' equity	1,844,010	1,606,873

	Fiscal
	2016	2015	2014
Operating data:
Net sales	$5,039,710	$4,690,357	$4,429,109
Gross profit	1,919,906	1,670,349	1,568,869
Operating income	656,267	474,089	481,933
Net income	357,632	149,411	214,506
Basic net income per common share	6.02	2.68	4.07
Diluted net income per common share	5.99	2.66	4.02
Dividends declared per common share	1.47	1.27	1.15
(5) Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, are summarized according to the hierarchy previously described as follows:

	September 30, 2016
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Investments	$790,415	$—	$—	$790,415	$790,415
Cash	76	—	—	76	76
Restricted cash	235	—	—	235	235
Total financial assets	$790,726	$—	$—	$790,726	$790,726

	September 30, 2015
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Investments	$626,145	$—	$—	$626,145	$626,145
Cash	438	—	—	438	438
Restricted cash	216	—	—	216	216
Total financial assets	$626,799	$—	$—	$626,799	$626,799
(6) Income Taxes
HGI Funding is a single-member limited liability company wholly owned by HRG. For income tax purposes, the Company is a disregarded entity. Accordingly, the results of its operations are taxed as if the Company was part of HRG. As a result, income tax expense (benefit) is not recorded in the Company’s financial statements.
If the Company was a separate taxable entity, its income tax benefit would be computed in accordance with ASC Topic 740, “Income Taxes.” On a pro forma basis, the Company’s income tax expense (benefit) would have been the following: (i) for Fiscal 2016, income tax expense would have been $84,209 of which, $8,296 would have been current tax expense and $75,913 would have been deferred tax expense, which included a tax benefit of $21,867 as a result of the Company’s change in judgement on realization of certain deferred tax assets; (ii) for Fiscal 2015, income tax benefit would have been $2,379, of which $209 would have been current tax expense and $2,588 would have been deferred tax benefit; (iii) for Fiscal 2014, income tax expense would have been $31,216, of which $2,219 would have been current and $28,997 would have been deferred.

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
Future annual minimum rental commitments under non-cancelable operating leases pertaining to buildings, net of contractual third-party sublease, are as follows:

Fiscal Year	Operating Leases	Sublease	Net
2017	$2,392	$744	$1,648
2018	2,392	750	1,642
2019	1,654	124	1,530
2020	1,507	—	1,507
2021	1,507	—	1,507
Thereafter	1,757	—	1,757
Total minimum lease payments	$11,209	$1,618	$9,591
During Fiscal 2016 and 2015, the Company received sublease income from affiliated entities of $1,507 and $1,802, respectively. During Fiscal 2016 and 2015, the Company received sublease income from third-parties of $575 and $104, respectively.
Letters of Credit
As of September 30, 2016, the Company issued unused letters of credit totaling $2,300, related to property leases of the Company and its affiliates.
Guarantees
During Fiscal 2015, Salus Capital Partners, LLC (“Salus”), a subsidiary of HRG, executed a Canadian Dollar (“CAD”) swap agreement with Fidelity & Guaranty Life Insurance Company (“FGL Insurance”), a subsidiary of HRG, to convert the CAD cash flows into United States Dollar (“USD”) cash flows. Under this swap agreement, Salus would reimburse FGL Insurance for certain realized foreign exchange losses related to cash flows on these loan participations from origination date through maturity date. The Company executed an agreement with FGL Insurance to guarantee, subject to the terms of the agreement, the fulfillment of Salus’ obligation under the swap agreement. During Fiscal 2016, Salus and FGL Insurance settled and terminated the swap agreement, which also terminated the Company’s guarantee with FGL Insurance.
(8) Related Party Transactions
During Fiscal 2015, Spectrum Brands completed its acquisition of Armored AutoGroup Parent Inc. (the “AAG Acquisition”), a consumer products company. Spectrum Brands funded the AAG Acquisition with the proceeds of its offering of debt and a registered offering of 6.2 million of shares of Spectrum Brands’ common stock (the “Equity Offering”). In the Equity Offering, the Company acquired 3.0 million shares of the common stock offered thereby.
On October 9, 2015, the Company entered into a Stock Purchase Agreement with HC2 Holdings, Inc. (“HC2”) and the purchasers party thereto, whereby HGI Funding sold its remaining equity interest in HC2 for an aggregate purchase price of $35,088. Jefferies LLC (“Jefferies”), one of the participating underwriters, is a wholly owned subsidiary of Leucadia, which through subsidiaries beneficially owns more than 10% of the Company’s outstanding shares of Common Stock, agreed to purchase 1.2 million shares in the transaction at a purchase price of $7.50 per share. In addition, Mr. Philip Falcone, who was at that time through Harbinger Capital Partners LLC and certain of its affiliated funds (“HCP”) the beneficial owner of more than 10% of the outstanding shares of common stock of HRG, purchased through an HCP fund 0.5 million shares of HC2 in the transaction at a purchase price of $7.50 per share. The market value of the investment in HC2 at September 30, 2015 was $32,796.
On August 23, 2016, the Company sold 0.8 million shares of marketable equity securities, at a purchase price of $130.59 per share to HGI Energy Holdings, LLC (“HGI Energy”), a wholly-owned subsidiary of HRG. The purchase price was determined based on the closing market price of such securities out of a certain number of days. The Company recognized a gain of $85,518 and the total proceeds of $110,000 were used to return capital to HRG.