Form 10-K/A
period 2016-09-30
HRG GROUP, INC.
filed 2017-01-27
CIK 109177

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
There were 200,188,839 shares of the registrant’s common stock outstanding as of December 31, 2016.
Documents Incorporated By Reference: None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2016, filed with the Securities and Exchange Commission (the “SEC”) on November 23, 2016 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K.
As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Principal Executive Officer and Principal Financial Officer are providing Rule 13a-14(a) certifications as included herein.
Except as described above, or otherwise explicitly set forth herein, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Original 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

PART III
Unless otherwise indicated or the context requires otherwise, in this Form 10-K/A, references to the “Company,” “HRG,” “we,” “us” or “our” refer to HRG Group, Inc. (formerly, Harbinger Group Inc.) and, where applicable, its consolidated subsidiaries; “FGL” refers to Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC) and, where applicable, its consolidated subsidiaries; “Fiscal 2013” refers to the fiscal year ended September 30, 2013; “Fiscal 2014” refers to the fiscal year ended September 30, 2014; “Fiscal 2015” refers to the fiscal year ended September 30, 2015; “Fiscal 2016” refers to the fiscal year ended September 30, 2016; “Fiscal 2017” refers to the fiscal year ending September 30, 2017; “Front Street” refers to Front Street Re (Delaware) Ltd. and, where applicable, its consolidated subsidiaries; “Front Street Cayman” refers to Front Street Re Cayman Ltd. and, where applicable, its consolidated subsidiaries; “HGI Energy” refers to HGI Energy Holdings, LLC and, where applicable, its consolidated subsidiaries; “HGI Funding” refers to HGI Funding, LLC and, where applicable, its consolidated subsidiaries; “Salus” refers to Salus Capital Partners, LLC and, where applicable, its consolidated subsidiaries; and “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries.

Item 10.	Directors, Executive Officers and Corporate Governance
BOARD OF DIRECTORS
In accordance with our Restated Bylaws (our “Bylaws”), as of the date of this report, our board of directors (our “Board”) consists of eight members. In accordance with our Certificate of Incorporation (as amended, our “Charter”), our Board is divided into three classes (designated as Class I, Class II, and Class III, respectively). As of the date of this report, the three classes are comprised of the directors set forth below. In addition to such directors, Mr. Eugene I. Davis, served as director of the Company and a member of certain committees of the Board from February 2014 to August 2016.
Class I Directors - Terms Expiring 2017
Andrew A. McKnight, age 39, was appointed as a director of HRG in July 2016. Mr. McKnight currently serves as a Partner and Managing Director at Fortress Investment Group LLC (“Fortress”), which through its affiliated funds, is a significant stockholder of HRG. Prior to joining Fortress in 2005, Mr. McKnight served as a Managing Director at Fir Tree Partners. Prior to joining Fir Tree Partners in 2002, he was in the Leveraged Finance group at Goldman, Sachs & Co. Mr. McKnight currently serves on the Board of Ligado Networks. Mr. McKnight holds a B.A. from the University of Virginia.
Andrew Whittaker, age 55, has served as a director of HRG since July 2014. Mr. Whittaker has been the Vice Chairman of Leucadia National Corporation (“Leucadia”), a significant stockholder of HRG, since 2014 and has been Vice Chairman of Jefferies Group LLC (“Jefferies”), a subsidiary of Leucadia, since 2002. Mr. Whittaker has served as a member of the board of directors of Jefferies Finance LLC since 2004. Mr. Whittaker has been a member of the Jefferies Executive Committee for the past 20 years. He was formerly the Co-Head of Investment Banking at Jefferies. Mr. Whittaker has over 28 years of investment banking experience in a broad range of industries. Mr. Whittaker received an M.B.A. from Harvard Business School and a B.A. from Dartmouth College.
Class II Directors - Terms Expiring 2018
Joseph S. Steinberg, age 72, has served as Chairman of the Board of HRG since December 2014 and as a director of HRG since July 2014. Mr. Steinberg has also served on the board of directors of FGL and Spectrum Brands since February 2015 and March 2015, respectively, each of which is a subsidiary of HRG. Mr. Steinberg is Chairman of the board of directors of Leucadia. He has served as a director of Leucadia since December 1978 and as President from January 1979 until March 1, 2013, when he became the Chairman of the Leucadia board of directors. Mr. Steinberg has served as Chairman of the board of directors of HomeFed Corporation (“HomeFed”) since 1999 and as a HomeFed director since 1998. Mr. Steinberg also serves on the board of directors of Crimson Wine Group, Ltd. Mr. Steinberg has served as a director of Jefferies since April 2008. Mr. Steinberg previously served as a director of Mueller Industries, Inc. from September 2011 to September 2012.
Curtis A. Glovier, age 52, has served as a director of HRG since February 2015. Mr. Glovier currently serves as the Chairman and Chief Executive Officer of PENSCO Trust Company, a wholly-owned subsidiary of Opus Bank, a publicly traded bank, and as Senior Executive President, Head of Wealth Services of Opus Bank and as Senior Managing Director in the Merchant Banking division. Mr. Glovier has also served on the board of directors of Opus Bank since September 2010. From May 2007 until July 8, 2016, Mr. Glovier was a Managing Director at Fortress, which through its affiliated funds, is a significant stockholder of HRG. Prior to that, Mr. Glovier served as a Managing Director and Co-Head of the Middle Market Buyout Group at Perseus, LLC. Prior to joining Perseus, LLC in 2000, he was a Managing Director of Nassau Capital. Prior to joining Nassau Capital, Mr. Glovier worked at Goldman, Sachs & Co. in the Mergers & Acquisitions, Structured Finance and Leveraged Buyout groups, and was also a management consultant at The Boston Consulting Group. Mr. Glovier has served as a director of several companies in a variety of industries, including the financial services, branded consumer products, pharmaceutical and alternative energy areas. He formerly served on the board of directors of CarCor Investment Holdings LLC, Omnisure Group, LLC and SNAAC Investors LLC. Mr. Glovier holds a B.A. from Princeton University, a M.Ec. from James Cook University in Australia, and an M.B.A. as a Palmer Scholar from The Wharton School at the University of Pennsylvania.

David M. Maura, age 44, has served as a director of HRG since May 2011, and as the Chairman of Spectrum Brands, a subsidiary of HRG, since July 2011, and as the interim Chairman of the board of directors of Spectrum Brands and as one of its directors since June 2010. Mr. Maura served as a Managing Director and Executive Vice President of Investments of HRG from October 2011 until November 2016. Prior to becoming Managing Director and Executive Vice President of Investments at HRG, Mr. Maura was a Vice President and Director of Investments of Harbinger Capital Partners, LLC (“Harbinger Capital”). Prior to joining Harbinger Capital in 2006, Mr. Maura was a Managing Director and Senior Research Analyst at First Albany Capital, where he focused on distressed debt and special situations, primarily in the consumer products and retail sectors. Prior to First Albany, Mr. Maura was a Director and Senior High Yield Research Analyst in Global High Yield Research at Merrill Lynch & Co. Mr. Maura was a Vice President and Senior Analyst in the High Yield Group at Wachovia Securities, where he covered various consumer product, service and retail companies. Mr. Maura began his career at ZPR Investment Management as a Financial Analyst. During the past five years, Mr. Maura has served on the board of directors of Russell Hobbs, Inc. (formerly Salton, Inc.), Applica Incorporated, and Ferrous Resources Ltd. Mr. Maura received a B.S. in Business Administration from Stetson University and is a CFA charterholder.
Class III Directors - Terms Expiring 2019
Omar M. Asali, age 46, has served as President and Chief Executive Officer of HRG since March 2015, as President of HRG effective as of October 2011 and as Acting President since June 2011. Mr. Asali has also served as a director of HRG since May 2011. Mr. Asali is responsible for overseeing the day-to-day activities of HRG, including M&A activity and overall business strategy for HRG and HRG’s underlying subsidiaries. Mr. Asali has been directly involved in all of HRG’s acquisitions across all sectors, and he is actively involved in HRG’s management and investment activities. Mr. Asali is also the Vice Chairman of Spectrum Brands and a member of the Board of the Directors of FGL, Front Street Cayman and NZCH Corporation (formerly, Zap.Com Corporation, “NZCH”), each a subsidiary of HRG. Prior to becoming President of HRG, Mr. Asali was a Managing Director and Head of Global Strategy of Harbinger Capital. Prior to joining Harbinger Capital in 2009, Mr. Asali was the co-head of Goldman Sachs Hedge Fund Strategies (“Goldman Sachs HFS”) where he helped manage approximately $25 billion of capital allocated to external managers. Mr. Asali also served as co-chair of the Investment Committee at Goldman Sachs HFS. Before joining Goldman Sachs HFS in 2003, Mr. Asali worked in Goldman Sachs’ Investment Banking Division, providing M&A and strategic advisory services to clients in the High Technology Group. Mr. Asali previously worked at Capital Guidance, a boutique private equity firm. Mr. Asali began his career working for a public accounting firm. Mr. Asali received an M.B.A. from Columbia Business School and a B.S. in Accounting from Virginia Tech.
Frank Ianna, age 67, has served as a director of HRG since April 2013. Mr. Ianna served as director of Sprint Corporation from 2009 until August 2015. Mr. Ianna served as a director of Clearwire Corporation from November 2008 until June 2011 and as a director of Tellabs, Inc. from 2004 until 2013. Mr. Ianna served on the board of trustees of the Stevens Institute of Technology between 1997 and 2007 and as chairman of its subsidiary, Castle Point Holdings, Inc., between 2006 and 2007. Mr. Ianna has also served as a director of a number of private companies and non-profit organizations. Mr. Ianna retired from AT&T, Inc. in 2003 after a 31-year career serving in various executive positions, most recently as President of AT&T Network Services. Mr. Ianna serves as a consultant for McCreight & Company, a consulting company based in Connecticut. Mr. Ianna received his undergraduate degree from the Stevens Institute in Electrical Engineering in 1971 (BEEE), and his Master’s Degree from MIT in 1972 (MSEE) and completed the Program for Management Development (PMD), an Executive Education Program of the Harvard Business School in 1985.
Gerald Luterman, age 73, has served as a director of HRG since April 2013. Mr. Luterman has been a director of Florida Community Bank since January 2010. Mr. Luterman has served as a director of a number of private companies and non-profit organizations. Mr. Luterman was Interim Chief Financial Officer of NRG Energy, Inc. (“NRG”) from November 2009 through May 2010. Mr. Luterman was Executive Vice President and Chief Financial Officer of KeySpan Corporation from August 1999 to September 2007. Mr. Luterman has more than 30 years of experience in senior financial positions with companies including American Express Company, Booz Allen & Hamilton, Inc., Emerson Electric Company and Arrow Electronics. Mr. Luterman also served as a director of NRG from April 2009 to 2014, IKON Office Solutions, Inc. from November 2003 until August 2008 and U.S. Shipping Partners L.P. from May 2006 until November 2009. Mr. Luterman previously qualified as a Canadian Chartered Accountant and graduated from McGill University in Montreal, earning a Bachelor of Commerce Degree in Economics in 1965 and an M.B.A. from Harvard Business School in 1967.
EXECUTIVE OFFICERS
The following sets forth certain information with respect to the executive officers of the Company as of the date of this report. All officers of the Company serve at the discretion of our Board.

Name	Position
Omar M. Asali*	Director, Chief Executive Officer and President
George C. Nicholson	Senior Vice President, Chief Accounting Officer and Chief Financial Officer
* For more information regarding Mr. Asali, see “Board of Directors” above.

George C. Nicholson, age 58, has served as Senior Vice President and Chief Accounting Officer of HRG since November 2015. On January 20, 2017, Mr. Nicholson was appointed as Chief Financial Officer of the Company. Mr. Nicholson served as Acting Chief Financial Officer from January 4, 2016 to January 20, 2017. Mr. Nicholson also serves as a director and Senior Vice President, Chief Accounting Officer and Acting Chief Financial Officer of NZCH. Previously, Mr. Nicholson was employed by HGI Asset Management Holdings, LLC, a subsidiary of HRG, from May 2013 to November 2015. Mr. Nicholson served as Vice President and Controller of Fidelity & Guaranty Life Insurance Company, a subsidiary of FGL (“FGL Insurance”) from August 2007 through May 2013. Prior to joining FGL Insurance, Mr. Nicholson served as Chief Accounting Officer of Capital Bank Corporation from September 2005 to August 2007 and previously held executive positions at Nationwide Mutual Insurance Company and London Pacific Life & Annuity Company. Mr. Nicholson spent 10 years with Ernst & Young ending as a Senior Manager specializing in the energy and financial services industry. Mr. Nicholson is a Certified Public Accountant and holds an M.B.A. degree from the University of Kentucky and a B.B.A. degree from Eastern Kentucky University.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) requires our directors, executive officers, and the persons who beneficially own more than 10% of the common stock, par value $0.01 per share, of the Company (the “Common Stock”) and securities convertible into shares of Common Stock (together with the Common Stock, “Subject Shares”), to file with the SEC initial reports of ownership and reports of changes in ownership of Subject Shares. Directors, officers and greater than 10% beneficial owners of the Subject Shares are required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports filed with the SEC, we believe that these persons have complied with all applicable filing requirements during Fiscal 2016.
CORPORATE GOVERNANCE
In accordance with the New York Stock Exchange Listed Company Manual (the “NYSE Rules”), a majority of our Board is comprised of independent directors and we have an Audit Committee (“Audit Committee”), a Compensation Committee (“Compensation Committee”) and a Nominating and Corporate Governance Committee (“NCG Committee”), each of which have written charters addressing each such committee’s purpose and responsibilities and are comprised entirely of independent directors.
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
Director Independence
Our Board has determined that Messrs. Glovier, Ianna, Luterman, McKnight, Steinberg and Whittaker, each a non-management director, qualify as independent directors under our Corporate Governance Guidelines and the NYSE Rules. Under our Corporate Governance Guidelines and the NYSE Rules, no director qualifies as independent unless our Board affirmatively determines that the director has no material relationship with HRG. Based upon information requested from and provided by each director concerning their background, employment and affiliations, our Board has determined that each of the independent directors named above has no material relationship with HRG, nor has any such person entered into any material transactions or arrangements with HRG or its subsidiaries, and is therefore independent under the NYSE Rules. In making such determination, our Board considered a variety of factors, including certain ordinary course of business transactions from time to time between us and certain entities affiliated with non-management directors, and determined that our non-management directors qualify as independent directors under our Corporate Governance Guidelines and the NYSE Rules.
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
Our management is responsible for understanding and managing the risks that we face in our business, and our Board is responsible for overseeing management’s overall approach to risk management. Our Board receives, reviews and discusses reports on the operations of our businesses from members of management and members of management of our subsidiaries as appropriate. Our Board also fulfills its oversight role through the operations of our NCG Committee, Audit Committee and Compensation Committee. Our Audit Committee is responsible for oversight of corporate finance and financial reporting-related risks, including those related to our accounting, auditing and financial reporting practices. Our Compensation Committee is responsible for the oversight of our compensation policies and practices, including conducting annual risk assessments of our compensation policies and practices. Our NCG Committee is responsible for assisting our Board with reviewing and making recommendations to our Board regarding our overall corporate governance, including board and committee composition, board nominees, size and structure and director independence, our corporate governance profile and ratings, and our political participation and contributions.
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
INFORMATION ABOUT COMMITTEES OF THE BOARD OF DIRECTORS
Our Audit Committee, Compensation Committee and NCG Committee were our Board’s standing committees during Fiscal 2016. Our Board held 25 meetings during Fiscal 2016. In addition, a special committee of the independent directors of our Board operated on an ad hoc basis during Fiscal 2016.
Audit Committee
As of the date hereof, our Audit Committee is composed of Messrs. Luterman (Chairman), Glovier and Ianna. Our Board determined that all members of our Audit Committee qualify as independent under applicable SEC rules (including Exchange Act rule 10A-3), NYSE Rules and the Company’s Corporate Governance Guidelines. Messrs. Luterman and Ianna also qualify as “audit committee financial experts” as defined by Item 407(d)(5)(ii) of Regulation S-K. Messrs. Luterman and Ianna were members of the Audit Committee for the entirety of Fiscal 2016. Mr. Glovier was appointed as a member of our Audit Committee in August 2016 and Mr. Davis, a former HRG director, served as a member of the Audit Committee until August 2016. Our Audit Committee held five meetings during Fiscal 2016.
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
Compensation Committee
As of the date hereof, our Compensation Committee is composed of Messrs. Ianna (Chairman), Glovier, Luterman, McKnight and Steinberg. Messrs. Ianna, Glovier, Luterman and Steinberg were members of the Compensation Committee for the entirety of Fiscal 2016. Mr. McKnight was appointed as a member of the Compensation Committee in July 2016 and Mr. Davis, a former HRG director, served as a member of the Compensation Committee until August 2016. Our Board determined that all members of our Compensation Committee qualify as independent under applicable SEC rules, NYSE Rules and the Company’s Corporate Governance Guidelines. Our Compensation Committee held 10 meetings during Fiscal 2016.
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
NCG Committee
As of the date hereof, our NCG Committee is composed of Messrs. Ianna (Chairman), Glovier, Luterman, McKnight and Steinberg. Messrs. Ianna, Glovier, Luterman and Steinberg were members of the NCG Committee for the entirety of Fiscal 2016. Mr. McKnight was appointed as a member of our NCG Committee in July 2016 and Mr. Davis, a former HRG director, served as a member of the NCG Committee until August 2016. Our Board determined that all members of our NCG Committee qualify as independent under applicable SEC rules, NYSE Rules and the Company’s Corporate Governance Guidelines. Our NCG Committee held two meetings during Fiscal 2016.
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
COMPENSATION DISCUSSION AND ANALYSIS
This section provides an overview and analysis of our compensation program and policies, the material compensation decisions made under those programs and policies, and the material factors considered in making those decisions. The discussion below is intended to help you understand the detailed information provided in our executive compensation tables and put that information into context within our overall compensation program. The series of tables following this Compensation Discussion and Analysis provides more detailed information concerning compensation earned or paid in Fiscal 2016, Fiscal 2015 and Fiscal 2014 for the following individuals (each a “named executive officer” during Fiscal 2016):

•	Omar M. Asali, a Director, our President and Chief Executive Officer;

•	David M. Maura, a Director, and our former Managing Director and Executive Vice President of Investments;

•	George Nicholson, our Senior Vice President, Chief Financial Officer and Chief Accounting Officer; and

•	Thomas A. Williams, our former Executive Vice President and Chief Financial Officer.
As previously disclosed, Mr. Williams’ employment with the Company terminated on January 1, 2016, which was prior to the completion of Fiscal 2016; Mr. Maura’s employment with the Company terminated on November 28, 2016, which was after the completion of Fiscal 2016; and it is expected that Mr. Asali’s employment with the Company will cease in Fiscal 2017.
Executive Summary
Highlights for Fiscal 2016
During Fiscal 2016, we executed on a number of strategic initiatives, including:

•
At HRG, during Fiscal 2016 we increased our “Net Asset Value” (as defined below) from both the beginning of Fiscal 2016 and the end of Fiscal 2014, which are discussed further below. We believe that Net Asset Value is a good proxy for creation of value for the Company and its stockholders.

•
At HRG, simplifying our corporate structure by selling our remaining interest in Compass Production Partners, L.P. (“Compass”), selling our remaining 51.0% interest in CorAmerica Capital, LLC (“CorAmerica”), winding down the operations of Energy & Infrastructure Capital, LLC and progressing the wind down of Salus.

•
At Spectrum Brands, refinancing a portion of its indebtedness to extend maturities and reduce borrowing costs by issuing €425.0 million aggregate principal amount of 4.00% notes due 2026 and using the proceeds to repay a portion of the amounts outstanding on the 6.375% notes due 2020 and amending its credit agreement.

•
At Spectrum Brands, integrating the recent acquisition of the Global Auto Care business and realizing synergies through a series of initiatives to consolidate certain operations and reduce operating costs, including the exit of certain facilities.

•	At FGL, continuing to pursue the closing of the merger with Anbang Insurance Group Co., Ltd. and FGL.

•
At Salus, recovering $45.4 million on the loan to a significant borrower in default, exceeding the previous estimate of recovery and reversing $18.0 million of previously recorded allowance for bad debt.

•
At HGI Energy, completing the sale of the Holly, Waskom and Danville assets for a total cash consideration of $153.4 million and using the proceeds primarily to reduce Compass’ borrowings under its credit facility.

•
At HGI Energy, completing the sale of our equity interests in Compass to a third party for a cash purchase price of $145.0 million with the proceeds received reduced by the outstanding balance of Compass’ existing credit facility of $125.2 million.

The foregoing is a highlight summary of only certain of HRG’s performance measures as of the end of Fiscal 2016. For a more complete understanding and evaluation of the business and financial results of the Company and its subsidiaries, you are encouraged to read the Company’s other reports filed with the SEC.
Summary of Sound Governance Features of our Compensation Programs for Fiscal 2016
Listed below are some of the Company’s more significant practices and policies that were in effect during Fiscal 2016, which were adopted to drive performance and to align our executives’ interests with those of our stockholders. Our compensation programs, practices and policies are reviewed and re-evaluated periodically, and are subject to change from time to time and at any time.

What We Did For Fiscal 2016

•
Pay for Performance Philosophy: We designed our Fiscal 2016 executive compensation programs to pay for performance and a significant portion of our executives’ compensation was not guaranteed. Target compensation was established for our executive officers at the beginning of Fiscal 2016 by our Compensation Committee and our named executive officers had an opportunity to earn actual compensation that varied from target, based on achievement against pre-established performance targets. The variable component of our compensation program was designed to reward performance and contribution to our corporate and financial objectives.

•
Independent Executive Compensation Consultants: During Fiscal 2016, our Compensation Committee worked with Hodak Value Advisors (“Hodak”), its independent executive compensation consultant, and separate outside counsel, as it determined appropriate.

•
Mitigation of Undue Risk: Our Fiscal 2016 compensation program had provisions to mitigate undue risk, including mechanisms that were designed to be partially subject to forfeiture (see “Clawback Policy,” “Malus Provision” and “Subsequent Events After Fiscal 2016 Year End” below) and related target performance for Fiscal 2016 to past performance.

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

•
Malus Provision: Our Fiscal 2016 annual bonus program provided for an automatic deferral of payouts in excess of two times the target bonus pool and deferred cash compensation from prior years was subject to reduction if the Company did not meet certain specified performance criteria in Fiscal 2016. For Fiscal 2016, the Company satisfied the applicable performance criteria and, as a result the Malus provisions of our 2016 annual bonus program were not applicable (see “How We Determine Each Element of Compensation” and “Subsequent Events After Fiscal 2016 Year End”).

•	Negative Discretion and Other Reductions: Our Fiscal 2016 annual bonus program provided our Compensation Committee with the right to exercise negative discretion to reduce awards under the bonus plan.

•	Award Caps: Amounts that could be earned under our Fiscal 2016 annual bonus program by any individual were capped at $20 million per year (“Award Cap”).

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

What We Did Not Do for Fiscal 2016

•
No 280G or Section 409A Excise Tax Gross-Ups: We do not provide “gross-ups” for any taxes imposed with respect to Section 280G (change of control) or Section 409A (nonqualified deferred compensation) of the Internal Revenue Code.

•	No Pensions or Supplemental Pensions: Our named executive officers are not provided with pension or supplemental executive retirement plans.

•	No Single-Trigger Equity Acceleration: In Fiscal 2016, we did not provide our named executive officers “single-trigger” equity vesting upon a change of control of the Company.

•	No Repricing of Underwater Stock Options without Stockholder Approval: We do not lower the exercise price of any outstanding stock options, unless stockholders approve this.

•	No Discounted Stock Options: The exercise price of our stock options is not less than 100% of the fair market value of our Common Stock on the date of grant.

•
No Unauthorized Hedging or Pledging: Our Board has adopted a corporate governance policy prohibiting our directors and executive officers from (i) hedging the economic risk associated with the ownership of our Common Stock and (ii) pledging our Common Stock, unless, in each case, first pre-approved by our General Counsel.

Compensation Philosophy and General Objectives
For Fiscal 2016, our executive compensation philosophy was focused on pay for performance and was designed to reflect appropriate governance practices aligned with the needs of our business. We granted target levels of compensation that were designed to attract and retain employees who are able to meaningfully contribute to our success. Our Compensation Committee considered several factors in designing target levels of compensation, including, but not limited to, historical levels of pay for each executive, actual turnover in the executive ranks, market data on the compensation of executive officers at similar companies, and its judgment about retention risk with regards to each executive relative to their importance to the Company. In reviewing market data, our Compensation Committee reviewed the total compensation of executives in the same or similar positions in an appropriate market comparison group, which includes business development or private equity companies, adjusting the total compensation observed at these peers for their size relative to the Company. The peer group consisted of the same seventeen companies from Fiscal 2015: American Capital, Ltd., Apollo Global Management, LLC, Blackstone Group LP, Capital Southwest Corp, Carlyle Group, Compass Diversified Holdings, Harris & Harris Group, Hercules Tech Growth Cap, Icahn Enterprises, KKR, Kohlberg Capital Corp, Leucadia, Loews Corp, Main Street Capital Corp, MCG Capital Corp, Safeguard Scientifics Inc. and Triangle Capital Corp. The Compensation Committee does not use market data to target specific components of total compensation, such as salary or bonuses, and instead determines the target total level of compensation necessary to be competitive for each executive in the relevant market for that executive’s talent.
Components of Executive Compensation
Our Fiscal 2016 compensation program generally had three basic elements: salary, incentive compensation and other benefits. Salary and benefits are designed to aid in the retention of our employees. Incentive compensation generally consists of bonuses for individual and company performance, and may be awarded as cash or equity. Equity awards will typically be vested over a period of years to enhance both retention and alignment of interests.
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
The principal elements of compensation for our named executive officers in Fiscal 2016 were:

•	base salary;

•	variable compensation potential consisting of cash and equity payouts; and

•	limited benefits.
How We Determine Each Element of Compensation
Our Compensation Committee is responsible for our executive compensation program design and administration, including a review of our compensation programs and evaluation of management performance and awards consistent with our bonus plan. In Fiscal 2016, our Compensation Committee was advised by Hodak, its independent executive compensation firm, and separate outside counsel, as it deemed appropriate.
In light of SEC rules and NYSE Rules, our Compensation Committee considered the independence of its compensation consultant, including assessment of the following factors: (i) other services provided to the Company by the consultant; (ii) fees paid as a percentage of the consulting firm’s total revenue; (iii) policies or procedures maintained by the consulting firm that are designed to prevent a conflict of interest; (iv) any business or personal relationships between the individual consultants involved in the engagement and any member of our Compensation Committee; (v) any Company stock owned by the individual consultants involved in the engagement; and (vi) any business or personal relationships between our executive officers and the consulting firm or the individual consultants involved in the engagement. Our Compensation Committee has concluded that no conflict of interest exists that would prevent our compensation consultant from independently representing our Compensation Committee.
Base Salary
The base salary of our named executive officers is intended to provide a level of fixed compensation that contributes to the attraction or retention of our named executive officers. For Fiscal 2016, our Compensation Committee determined that the base salaries provided to our named executive officers represented an appropriate level of fixed compensation relative to each such named executive officer’s respective target total compensation, which varies by position in accordance with each such executive officer’s job responsibilities and contributions to our Company.
Annual Bonus Plan
For Fiscal 2016, Messrs. Asali and Maura were eligible to participate in the bonus plan established by the Compensation Committee (the “2016 Bonus Plan”). The 2016 Bonus Plan provided for annual bonuses to be comprised of two components. The first component was an individual bonus (the “individual bonus”) based on the achievement of personal performance goals and the second component was a corporate bonus (the “corporate bonus”) based on the achievement of corporate performance measured in terms of the change in the Company’s “Net Asset Value” (as defined below) from the beginning of the Company’s fiscal year to the end of the Company’s fiscal year end (“NAV Return”), in excess of a threshold NAV Return, which for Fiscal 2016 was set at $230.7 million (the “Fiscal 2016 Threshold NAV Return”), which represented a seven percent (7%) increase from the Company’s NAV in Fiscal 2014. Because the Company’s NAV Return was negative in Fiscal 2015, the 2016 Bonus Plan required that the NAV Return exceed the Company’s NAV Return for Fiscal 2014. In Fiscal 2016, the Company produced a NAV Return of $663.8 million. The 2016 Bonus Plan provided that 12% of the excess of the NAV Return for Fiscal 2016 over the Fiscal 2014 NAV Return would be allocated to fund the corporate bonus pool for bonuses to Mr. Asali, Mr. Maura and certain other key employees. For Messrs. Asali and Maura, for Fiscal 2016, 85% of their target annual bonus was the corporate bonus (based on NAV Return) and 15% was the individual bonus based on performance of individual goals. The performance goals for the individual bonus were determined by our Compensation Committee on an individual basis. Participants could earn between 0 and 200% of their individual target bonus based on achievement of the individual performance goals.
NAV Return is believed to be a good proxy for creation of value for the Company and its stockholders because it encourages, among other things, the generation of cash flow by the Company’s subsidiaries and transactions resulting in appreciation of the assets of the Company and its subsidiaries. If in Fiscal 2016, the Company had not produced a NAV Return greater than $230.7 million, no corporate bonuses would have been earned.
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
For Fiscal 2016, our Compensation Committee established only objective performance goals for Mr. Asali’s individual bonus, which were (i) receipt of $51 million of dividends and other sources of cash, (ii) identify two companies that are undervalued with attractive financial or strategic characteristics that meet or exceed investment committee criteria, and (iii) meet or exceed all debt covenants.
For Fiscal 2016, our Compensation Committee established only objective performance goals for Mr. Maura’s individual bonus, which were (i) Spectrum Brands’ achievement of $925 million of adjusted EBITDA (as defined below), (ii) Spectrum Brands’ achievement of $500 million of adjusted free cash flow and (iii) receipt of $45 million of dividends by the Company from Spectrum Brands. For the purposes of Mr. Maura’s performance measure, “adjusted EBITDA” was defined as reported operating income plus certain defined add-backs for depreciation, amortization, acquisition, integration and restructuring related charges.
Based on the strong corporate and individual performance during Fiscal 2016, Messrs. Asali and Maura each would have been eligible to receive a bonus at approximately the Award Cap under the 2016 Bonus Plan. Notwithstanding the foregoing, as further described below in the Section titled “Subsequent Events After Fiscal 2016 Year End”, in connection with certain changes in the strategic objectives and direction of the Company, the Company and Messrs. Asali and Maura mutually agreed in November 2016 to enter into alternative arrangements with the Company. As a result, instead of compensation pursuant to the 2016 Bonus Plan, Messrs. Asali and Maura received compensation for Fiscal 2016 pursuant to such arrangements. For further details on the bonus amounts paid to Messrs. Asali and Maura for Fiscal 2016, see the section titled “Subsequent Events After Fiscal 2016 Year End” and the “Summary Compensation Table”.
Mr. Nicholson did not participate in the 2016 Bonus Plan, but instead, pursuant to his employment agreement with the Company was eligible to receive a bonus target amount equal to $275,000, subject to his achievement of performance goals.
Mr. Williams did not participate in the 2016 Bonus Plan given that his employment with the Company terminated prior to the end of Fiscal 2016.
Initial Long Term Equity Grant
Historically, we grant service-based initial long term equity to our named executive officers when our Compensation Committee or Board determines that it would be to the advantage and in the best interests of the Company and its stockholders to grant such equity, as an inducement to enter into or remain in the employ of the Company or as an incentive for increased efforts during such employment. No initial long term equity grants were made to our named executive officers in Fiscal 2016.
Benefits
During Fiscal 2016, we provided our named executive officers with standard medical, dental, vision, disability and life insurance benefits available to employees generally.

We limit the use of perquisites as a method of compensation and provide executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. In this regard, our named executive officers are eligible to participate in a flexible perquisite account under our FlexNet Program, which permits them to be reimbursed for certain eligible personal expenses, up to a per year cap of $50,000 for Messrs. Asali, Maura and Williams and $25,000 for Mr. Nicholson. Eligible expenses include, but are not limited to, reimbursement for tax preparation, legal services, education programs, health and wellness programs, technology and personal computers, wills and estate planning services and transportation services. Participants are responsible for payment of taxes on FlexNet payments. Reimbursements, at participants’ elections, can be net of taxes and/or include an estimated tax payment, subject to the annual maximum reimbursement cap. Further, we may provide from time to time in our discretion reimbursement for other employment related expenses. The perquisites provided to the named executive officers are quantified in the Summary Compensation Table below.
We sponsor a 401(k) Retirement Savings Plan (the “401(k) Plan”) in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations. In Fiscal 2016, we made discretionary matching contributions of up to 5% of eligible compensation.
HRG Subsidiary and Affiliate Fees
During Fiscal 2016, certain of our employees provided certain services to certain of our subsidiaries and were compensated for such services during Fiscal 2016. At the discretion of our Compensation Committee, compensation such persons are otherwise entitled to receive from the Company may be reduced by all, none or a portion of the compensation received from our subsidiaries. During Fiscal 2016, Mr. Asali received director fees from Spectrum Brands and FGL in the form of equity, which was valued by our Compensation Committee at $383,092 and compensation that Mr. Asali was entitled to receive from HRG in Fiscal 2016 was reduced by such amount. On January 20, 2016, Mr. Maura and the Company entered into a Subsidiary Service Agreement (the “Services Agreement”). Separately, on January 20, 2016, Mr. Maura and Spectrum Brands entered into an employment agreement (“SPB Agreement”). Pursuant to the SPB Agreement, in addition to Mr. Maura’s continuing role as an employee and director of the Company, Mr. Maura also serves as the Executive Chairman of the board of directors of Spectrum Brands. Pursuant to the Services Agreement, the Company and Mr. Maura agreed to reduce certain compensation that Mr. Maura has received or will receive from the Company by compensation that Mr. Maura has received or will receive from Spectrum Brands in the future. In connection with entering into the SPB Agreement, in February 2016, Spectrum Brands granted to Mr. Maura fully vested shares of Spectrum Brands common stock valued at $6,000,000 on the date of the grant (the “Initial Equity Grant”). Mr. Maura’s Fiscal 2016 compensation from HRG was reduced by the Initial Equity Grant and by (i) an annual bonus granted by Spectrum Brands to Mr. Maura valued at $1,243,312, (ii) an annual equity award granted by Spectrum Brands to Mr. Maura valued at $3,000,000 (iii) an equity award granted by Spectrum Brands to Mr. Maura valued at $4,500,000 and (iv) the director fees granted by Spectrum Brands to Mr. Maura valued at $101,607. For further details, see the Spectrum Brands Definitive Proxy Statement filed on December 21, 2016. In addition, pursuant to the Services Agreement, Mr. Maura no longer receives a base salary from the Company while he receives a base salary from Spectrum Brands, and as of April 20, 2016, no longer participated in the Company’s benefit plans (except for the Company’s FlexNet program). The Subsidiary Services Agreement was terminated in connection with the Maura Separation and Release Agreement (as defined below) because Mr. Maura became a full time employee of Spectrum Brands.
Risk Review
Our Compensation Committee reviewed, analyzed and discussed the incentives created by our 2016 Bonus Plan. Our Compensation Committee does not believe that any aspect of our 2016 Bonus Plan encouraged our named executive officers to take unnecessary or excessive risks. Our 2016 Bonus Plan had provisions to mitigate undue risk, including clawbacks and the use of negative discretion.
Compensation in Connection with Termination of Employment and Change-In-Control
In determining our employees’ compensation packages, our Compensation Committee recognizes that an appropriate incentive in attracting talent is to provide reasonable protection against loss of income in the event the employment relationship terminates without fault of the employee. Thus, compensation practices in connection with termination of employment generally have been designed to achieve our goal of attracting highly qualified executive talent. During Fiscal 2016, Messrs. Asali, Maura and Nicholson had employment agreements which provided for termination compensation in the form of payment of bonuses and salary and benefit continuation ranging from six to twenty-four months following involuntary termination of employment. During Fiscal 2016, our compensation programs did not provide for any “golden parachute” tax gross-ups to any named executive officer. During Fiscal 2016, we also did not provide any of our named executive officers any “single-trigger” payments due to the occurrence of a change of control of the Company.
In connection with the termination of Mr. Williams’ employment on January 1, 2016, and pursuant to the Retention and Release Agreement, dated August 6, 2015 between the Company and Mr. Williams, Mr. Williams received certain payments and benefits upon his termination of employment, as described under the heading “Compensation and Benefits - Summary Compensation Table.”

In addition, as described more fully under the Section titled “Subsequent Events After Fiscal 2016 Year End”, the Company entered into a transition agreement with Mr. Asali and a separation agreement with Mr. Maura in November 2016 that, among other things, provides Messrs. Asali and Maura with certain payments upon termination of employment.
You can find additional information regarding our practices in providing compensation in connection with termination of employment to our named executive officers under the heading “Payments Upon Termination and Change of Control” below.
Impact of Tax Considerations
With respect to taxes, Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the deduction that a company may claim in any tax year with respect to compensation paid to each of its Chief Executive Officer and three other named executive officers (other than the Chief Financial Officer), unless certain conditions are satisfied. Certain types of performance-based compensation are generally exempted from the $1 million limit. Performance-based compensation can include income from stock options, performance-based restricted stock, and certain formula driven compensation that meets the requirements of Section 162(m). In structuring the compensation for our named executive officers our Compensation Committee will review a variety of factors including the deductibility of such compensation under Section 162(m), to the extent applicable. However, this is not the driving or most influential factor. Our Compensation Committee has approved, and is expected to approve in the future, non-deductible compensation arrangements and specifically reserves the right to do so.
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
At the 2014 Annual Meeting, a majority of our stockholders approved, as recommended by our Board, a proposal for our stockholders to be provided with the opportunity to cast a non-binding advisory vote on compensation of our named executive officers every three years. Our Board believed that this frequency is appropriate as a triennial vote would provide the Company with sufficient time to engage with stockholders to understand and respond to the “say-on-pay” vote results and to put in place any changes to the Company’s compensation program as a result of such discussions, if necessary. The next stockholder advisory (non-binding) vote on executive compensation as well as a vote on the frequency of the say-on-pay vote will be held at our upcoming 2017 Annual Meeting.
Subsequent Events After Fiscal 2016 Year End
As described further below, following the completion of Fiscal 2016, the Company entered into a Transition Agreement with Mr. Asali and a Separation and Release Agreement with Mr. Maura. It is expected that Mr. Asali’s employment with the Company will cease in Fiscal 2017 and Mr. Maura’s employment with the Company ceased on November 29, 2016. In connection with the foregoing and certain changes in the strategic objectives and direction of the Company, the Company, in consultation with the Compensation Committee and its compensation advisors, determined that for Fiscal 2017 and thereafter, compensation arrangements will no longer be based on the NAV Return of the Company and the NAV bonus plan was terminated effective as of September 30, 2016. In January 2017, the Company also entered into retention agreements with its remaining executives (other than Mr. Asali and Mr. Maura) that specify the potential amounts of bonus payments for Fiscal 2017. For more information see “Nicholson Retention Letter” below.
Asali Transition Agreement
On November 17, 2016, the Company announced that Mr. Asali plans to leave the Company. In connection with the foregoing, on November 17, 2016, the Company and Mr. Asali entered into a Transition Agreement (the “Asali Transition Agreement”). The Asali Transition Agreement provides that Mr. Asali will receive from the Company (i) for Fiscal 2016, a bonus of $8,000,000 in cash and (ii) for Fiscal 2017, a bonus for $3,000,000 in cash, on the earlier of March 31, 2017 and the date on which the Company announces that it has entered into definitive documentation which, if the transactions contemplated thereby were consummated, would result in a sale, merger, change in control or other strategic transaction of or involving the Company and substantially all of its assets (such a transaction, a “Transaction”, and such date, an “Announcement Date”). In addition, Mr. Asali would be eligible to receive an additional payment of $3,000,000 (or such higher amount as determined by the Board), if (x) the Company enters into definitive documentation with respect to a Transaction, Mr. Asali remains employed through the Announcement Date and shareholder approval of the Transaction contemplated in connection with the Announcement Date is obtained or (y) there is a Specified Triggering Event (defined below) on or prior to the Announcement Date, and within 18 months following such Specified Triggering Event the Company enters into definitive documentation, and obtains the required shareholder approvals, with respect to a Transaction.
The Asali Transition Agreement provides that Mr. Asali’s last day of employment will be the earliest of the date of his (i) death, (ii) termination for disability, (iii) termination by the Company without cause or the date he resigns for good reason, (iv) the Announcement Date (clauses (i) through (iv) each, a “Specified Triggering Event”) or (v) termination for cause or resignation without good reason. Mr. Asali will continue to receive payment of his base salary and any unpaid vacation time and unreimbursed business expenses through the date his employment ends. Following his separation after a Specified Triggering Event and subject to his compliance with terms of the Asali Transition Agreement, Mr. Asali will receive a $500,000 cash payment as severance and COBRA reimbursement for a period of up to 12 months. In addition, Mr. Asali’s options and restricted stock awards, which were scheduled to vest and settle on November 29, 2016, will continue to vest and settle on November 29, 2016 and his options and restricted stock, which were scheduled to vest and settle in November 29, 2017, will vest and settle on the earlier of March 31, 2017, the Announcement Date, a Specified Triggering Event or a change in control of the Company.
Mr. Asali remains subject to certain non-solicitation restrictions of the Company’s employees for 18 months post-termination of employment and confidentiality provisions indefinitely. The Asali Transition Agreement also contains a customary mutual release of claims.
Maura Separation and Release Agreement
On November 28, 2016, the Company and Mr. Maura, entered into a Separation and Release Agreement (the “Maura Separation and Release Agreement”) pursuant to which Mr. Maura resigned his employment with the Company effective November 29, 2016, but will continue to serve as the Executive Chairman of Spectrum Brands and as a member of the Company’s Board of Directors. The Services Agreement was terminated in connection with the Maura Separation and Release Agreement.
In connection with the foregoing, Mr. Maura received a lump sum cash payment of $500,000 and will receive COBRA reimbursement for a period of up to 12 months. In addition, Mr. Maura’s 48,408 unvested options and 110,212 remaining shares of unvested restricted stock that were each awarded prior to November 28, 2016 fully vested, but shall be exercisable/settled on November 29, 2017.
Mr. Maura received a bonus for Fiscal 2016, consisting of (i) $1,540,000 payable in cash in December 2016, (ii) $1,815,080 payable in cash on November 1, 2018 and (iii) a fully vested option to acquire 318,190 shares of common stock of the Company on December 14, 2016. Such options will be exercisable as follows: 30,626 on the date of grant, 30,626 on the first anniversary of the date of grant, 128,469 on the second anniversary of the date of grant and 128,469 on the third anniversary of the date of grant. Mr. Maura also received a cash bonus of $2,150,000 for Fiscal 2017. The cash bonuses for Fiscal 2016 and Fiscal 2017 shall not be subject to clawback or forfeiture based on the NAV of the Company in Fiscal 2017 or thereafter. Mr. Maura also received any earned but unpaid salary and any unpaid vacation time and unreimbursed business expenses through November 29, 2016.
Mr. Maura remains subject to certain non-solicitation restrictions of the Company’s employees for 18 months post-termination of employment and confidentiality provisions indefinitely. The Maura Separation and Release Agreement also contains a customary mutual release of claims.
Nicholson Retention Letter
On January 20, 2017, the Company and Mr. Nicholson entered into a retention letter agreement (the “Nicholson Retention Agreement”) pursuant to which Mr. Nicholson will be employed by the Company as its Senior Vice President, Chief Financial Officer and Chief Accounting Officer, effective as of January 20, 2017. In addition, his base salary will be increased to $325,000 effective as of January 1, 2017 and he will receive a one-time bonus equal to $100,000 within ten days after January 20, 2017. Subject to Mr. Nicholson’s continued employment with the Company through the earliest of November 30, 2017, the date the Company files its Annual Report on Form 10-K for Fiscal 2017 or an earlier date selected by the Company (the “Retention End Date”), he will receive (i) a retention payment equal to $325,000 and (ii) a bonus equal to $400,000. The separation payment is in lieu of the separation payments Mr. Nicholson was entitled to receive under his employment agreement, and the bonus represents Mr. Nicholson's bonus for Fiscal 2017 through the Retention End Date (Mr. Nicholson is not entitled to any other bonus through the Retention End Date). In addition, he will be eligible to receive COBRA reimbursement for a period of up to 12 months if his employment is terminated. Mr. Nicholson will also receive these payments if his employment is terminated by the Company without Cause or by Mr. Nicholson for Good Reason. However, if Mr. Nicholson's employment is terminated by the Company for Cause or if he resigns without Good Reason, he will not be eligible for the retention payment, bonus and COBRA reimbursement. The retention payment, bonus and COBRA reimbursement are conditioned upon Mr. Nicholson’s execution of a customary release and will be in lieu of any severance or bonus payments pursuant to his employment agreement. Mr. Nicholson will be entitled to receive accrued but unpaid base salary, unused vacation time accrued and unreimbursed business expenses incurred through the date of termination.
COMPENSATION AND BENEFITS
Summary Compensation Table
The following table discloses compensation for Fiscal 2016, Fiscal 2015 and Fiscal 2014 received by Messrs. Asali, Maura, Nicholson and Williams, each of whom was a “named executive officer” for all or a portion of Fiscal 2016. As disclosed in greater detail elsewhere in this report, Mr. William’s employment with the Company terminated on January 1, 2016, Mr. Maura’s employment with the Company terminated on November 29, 2016 and Mr. Asali and the Company have entered into a Transition Agreement pursuant to which his employment with the Company is expected to cease during Fiscal 2017.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1) (2)	Option Awards ($) (1) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($) (5)
Omar M. Asali, President and Chief Executive Officer	2016	500,000	—	242,786	46,454	8,000,000	50,000	8,839,240
	2015	500,000	—	10,348,776	1,809,401	171,000	50,000	12,879,177
	2014	500,000	—	12,227,772	2,017,608	7,886,000	138,839	22,770,219
David M. Maura, former Executive Vice President and Managing Director	2016	150,824	—	191,356	36,613	3,355,080	50,000	3,783,873
	2015	500,000	—	5,044,576	866,770	135,000	50,000	6,596,346
	2014	500,000	—	11,889,468	1,966,376	3,844,000	50,000	18,249,844
George C. Nicholson, Senior Vice President, Chief Accounting Officer and Chief Financial Officer	2016	275,000	—	—	—	300,000	38,250	613,250
	2015	—	—	—	—	—	—	—
	2014	—	—	—	—	—	—	—
Thomas A. Williams, former Executive Vice President and Chief Financial Officer (6)	2016	125,000	—	—	—	—	464,570	589,570
	2015	500,000	1,000,000	3,721,321	648,673	—	63,000	5,932,994
	2014	500,000	—	4,554,840	750,825	2,836,000	62,750	8,704,415

(1)
All stock and option awards were granted under the Harbinger Group Inc. 2011 Omnibus Equity Award Plan, as amended (the “2011 Plan”). These columns reflect the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, See Note 18 to Consolidated Financial Statements included in the Original 10-K.

(2)
The equity awards presented in this table were granted in November and December 2015 pursuant to the bonus plan for Fiscal 2015 (the “2015 Bonus Plan”). The equity awards made pursuant to the 2015 Bonus Plan were not included in the Summary Compensation Table or Grants of Plan-Based Awards Table in our report for Fiscal 2015 because such awards were not granted until after the end of our Fiscal 2015. These awards were disclosed, however, in the Compensation Discussion and Analysis in our report for Fiscal 2015. Pursuant to the 2015 Bonus Plan, the following grants were made in November 2015: (A) On November 24, 2015, Mr. Asali was granted (i) $121,386 in the form of 8,714 fully vested shares of our Common Stock, (ii) $121,400, in the form of 8,715 shares of restricted stock which vest on November 29, 2016, and (iii) $46,454, in the form of nonqualified stock options to purchase 9,163 shares of our Common Stock which vest as follows: 4,581 were vested on the date of grant and 4,582 on November 29, 2016. (B) On November 24, 2015, Mr. Maura was granted (i) $95,685, in the form of 6,869 fully vested shares of our Common Stock, (ii) $95,671, in the form of 6,868 shares of restricted stock which vest on November 29, 2016 and (iii) $36,613, in the form of nonqualified stock options to purchase 7,222 shares of our Common Stock which vest as follows: 3,611 were vested on the date of grant and 3,611 on November 29, 2016.

(3)
For Fiscal 2016, reflects the cash portion of the incentive awards earned by our named executive officers. Amounts in excess of two times the target corporate bonus pool are deferred to subsequent years, resulting in the deferral from amounts listed in this column of $1,815,000 for Mr. Maura to be paid out in November 2018. In addition, Mr. Maura received compensation from Spectrum Brands for services performed in Fiscal 2016, as fully disclosed in their Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, filed on December 21, 2016.

(4)
For Fiscal 2016, (i) for Mr. Asali, amounts in this column represent the value of his FlexNet cash benefit of $50,000, utilized for transportation and financial services; (ii) for Mr. Maura, amounts in this column represent the value of his FlexNet cash benefit of $50,000, utilized for health and welfare programs, transportation and financial services; (iii) for Mr. Nicholson, amounts in this column represent the value of his FlexNet cash benefit of $25,000, utilized for health and welfare programs, finance and technology services and $13,250 in matching contributions pursuant to the Company’s 401(K)plan and (iv) for Mr. Williams, amounts in this column represent severance payments pursuant to the Williams Retention Agreement.

(5)
See section titled “HRG Subsidiary and Affiliate Fees” above for a discussion of the compensation received by certain of our named executive officers from our subsidiaries during Fiscal 2016. Such amounts are not reflected in this table.

(6)	Mr. Williams’ Fiscal 2016 base salary represents the amount he earned from September 30, 2014 through January 1, 2016, which was the date his employment with the Company terminated.
Agreements with Named Executive Officers
Employment Agreements with Messrs. Asali, Maura and Williams
On February 11, 2014, the Company entered into amended and restated employment agreements with Messrs. Asali, Maura and Williams. Each amended and restated employment agreement provides for a one year term which automatically renews each October 1, subject to earlier termination. The amended and restated employment agreements provide for an annual base salary of $500,000 and entitle the executives to participate in the Company’s annual bonus plan comprised of a mix of cash and equity. Messrs. Asali, Williams and Maura previously received an initial equity grant of stock options and restricted stock, in connection with each executive’s entry into his original employment agreement.

Retention Agreement with Mr. Williams
The Company and Mr. Williams entered into a Retention and Release Agreement, dated August 6, 2015, as described more fully under the heading “Compensation and Benefits - Payments Upon Termination and Change of Control.”
Employment Agreement with Mr. Nicholson
On November 19, 2015, the Company entered into an employment agreement with Mr. Nicholson as its Senior Vice President and Chief Accounting Officer, and on December 26, 2015, Mr. Nicholson was promoted to the additional position of Acting Chief Financial Officer of the Company, effective as of January 4, 2016. Mr. Nicholson’s annual base salary was $275,000 and Mr. Nicholson is also eligible for an annual bonus in a target amount equal to $275,000. Mr. Nicholson is subject to certain non-competition and non-solicitation restrictions for six months following termination of employment, as well as perpetual confidentiality and non-disparagement provisions. As described more fully under the heading “Subsequent Events After Fiscal 2016 Year End”, in Fiscal 2017, Mr. Nicholson’s base salary was increased and he was also promoted to Chief Financial Officer.
Grants of Plan-Based Awards for Fiscal 2016
The following table provides information concerning awards granted in Fiscal 2016 to our named executive officers.
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

Name	Grant Date	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (2)	All Other Option Awards: Number of Securities Underlying Options (2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value ($) (3)
		Threshold	Target ($) (1)	Maximum
Omar M. Asali			2,500,000
	11/24/2015					9,163	13.93	46,454
	11/24/2015				17,429			242,786
David M. Maura			2,000,000
	11/24/2015					7,222	13.93	36,613
	11/24/2015				13,737			191,356
George C. Nicholson			275,000
	11/24/2015					—	—	—
	11/24/2015				—			—
Thomas A. Williams			—
	11/24/2015					—	—	—
	11/24/2015				—			—

(1)
For Messrs. Asali and Maura, this reflects the target payouts pursuant to the 2016 Bonus Plan and for Mr. Nicholson this reflects the target payout pursuant to his employment agreement, in each case, with respect to services performed for the Company during Fiscal 2016. The maximum bonus payment to any individual under the 2016 Bonus Plan with respect to any year is subject to the $20 million Award Cap.

(2)	All restricted stock and option awards made in Fiscal 2016 were granted pursuant to the 2015 Bonus Plan.
(3)
This column reflects the aggregate grant date fair value of the option and stock awards computed in accordance with FASB ASC Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, see Note 18 to Consolidated Financial Statements included in the Original 10-K.

Outstanding Equity Awards as of September 30, 2016

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Omar M. Asali	1,000,000	—		—	4.86	2/14/2022	—		—
	544,900	—		—	8.52	11/29/2022	—		—
	255,681	153,410	(3)	—	11.76	11/29/2023	382,117	(3)	5,999,237
	86,290	253,942	(4)	—	13.36	11/29/2024	578,153	(4)	9,077,002
	4,581	4,582	(5)	—	13.93	11/29/2025	8,715	(5)	136,826
David M. Maura	435,920	—		—	8.52	11/29/2022	—		—
	239,795	157,978	(6)	—	11.76	11/29/2023	393,496	(6)	6,177,887
	69,032	96,816	(7)	—	13.36	11/29/2024	220,424	(7)	3,460,657
	3,611	3,611	(5)	—	13.93	11/29/2025	6,868	(5)	107,828
George C. Nicholson	—	—		—	—		—		—
Thomas A. Williams	100,821	—		—	8.52	11/29/2022	—		—
	96,648	55,738	(8)	—	11.76	11/29/2023	138,836	(8) (10)	2,179,725
	34,516	87,828	(9)	—	13.36	11/29/2024	199,960	(9) (10)	3,139,372

(1)	The exercise price of all equity awards is equal to the fair market value (closing sale price of our Common Stock) on the date of grant.
(2)	The amounts in this column reflect the fair market value of the unvested restricted stock based on the closing stock price of $15.70 on the last trading day in Fiscal 2016.
(3)	Mr. Asali’s unvested option awards will vest as follows: 153,410 on November 29, 2016. Mr. Asali’s restricted stock will vest as follows: 382,117 on November 29, 2016.
(4)
Mr. Asali’s unvested option awards will vest as follows: 126,971 on November 29, 2016 and 126,971 on November 29, 2017. Mr. Asali’s restricted stock will vest as follows: 289,077 on November 29, 2016 and 289,076 on November 29, 2017. Pursuant to the Asali Transition Agreement, the options and restricted stock scheduled to vest in November 29, 2017 will vest on the earlier of March 31, 2017 or a change of control, subject to continued employment or upon a Specified Triggering Event.

(5)	Messrs. Asali’s and Maura’s unvested option awards and restricted stock vested November 29, 2016.
(6)
Mr. Maura’s unvested option awards will vest as follows: 157,978 on November 29, 2016. Mr. Maura’s restricted stock will vest as follows: 393,496 on November 29, 2016. Pursuant to the Maura Separation and Release Agreement, the options vested when the release became effective and such vested options will become exercisable on the dates that the options were otherwise scheduled to vest.

(7)
Mr. Maura’s unvested option awards will vest as follows: 48,408 on November 29, 2016 and 48,408 on November 29, 2017. Mr. Maura’s restricted stock will vest as follows: 110,212 on November 29, 2016 and 110,212 on November 29, 2017. Pursuant to the Maura Separation and Release Agreement, the options vested when the release became effective and such vested options will become exercisable on the dates that the options were otherwise scheduled to vest.

(8)	Mr. Williams’ unvested option awards will vest as follows: 55,738 on November 29, 2016. Mr. Williams’ restricted stock will vest as follows: 138,836 on November 29, 2016.
(9)
Mr. Williams’ unvested option awards will vest as follows: 43,914 on November 29, 2016 and 43,914 on November 29, 2017. Mr. Williams’ restricted stock will vest as follows: 99,980 on November 29, 2016 and 99,980 on November 29, 2017.

(10)
Mr. Williams’ employment terminated on January 1, 2016. The numbers in the table reflect the gross number of shares that were unvested. However, pursuant to the terms of his release agreement in January 2016, 67,102 shares were withheld from the 138,836 shares and 96,945 shares were withheld from the 199,960 shares for tax purposes and the following shares were withheld for tax purposes: for the bonus plan for Fiscal 2013, 6,102 shares were withheld and for the bonus plan for Fiscal 2014, 96,645 shares were withheld.

Option Exercises and Stock Vested in Fiscal 2016

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting		Value Realized on Vesting ($) (7)
Omar M. Asali	—	—		441,340	(1)	6,041,945
				382,118	(2)	5,231,195
				98,228	(3)	1,344,741
				8,714	(4)	121,386
David M. Maura	177,500	1,461,287	(6)	—		—
				353,072	(1)	4,833,556
				393,497	(2)	5,386,974
				78,582	(3)	1,075,788
				6,869	(4)	95,685
Thomas A. Williams	70,000	705,439	(5)	—		—
				48,178	(1)	659,557
				138,836	(2)	1,900,665
				39,291	(3)	537,894
				67,102	(8)	861,590
				96,645	(9)	1,240,922

(1)	Represents restricted stock awards granted pursuant to the bonus plan for Fiscal 2012, which vested on November 29, 2015.
(2)	Represents restricted stock awards granted pursuant to the bonus plan for Fiscal 2013, which vested on November 29, 2015.
(3)	Represents restricted stock awards granted pursuant to the bonus plan for Fiscal 2014, which vested on November 29, 2015.
(4)	Represents stock awards granted pursuant to the 2015 bonus plan which were fully vested on the November 24, 2015 grant date.
(5)	The value realized on exercise is based on a weighted average stock price derived from a stock price range of $14.88 to $14.93 during a series of exercises that occurred during Fiscal 2016.
(6)	The value realized on exercise is based on a weighted average stock price derived from a stock price range of $13.00 to $13.27 during a series of exercises that occurred during Fiscal 2016.
(7)	The value realized on vesting is based on the stock price of $13.93 on November 24, 2015 and $13.69 on November 30, 2015.
(8)	Represents restricted stock awards granted pursuant to the bonus plan for Fiscal 2013, which vested on January 8, 2016.
(9)	Represents restricted stock awards granted pursuant to the bonus plan for Fiscal 2014, which vested on January 8, 2016.
Pension Benefits
For Fiscal 2016, the Company did not maintain any defined benefit pension plan for the benefit of our named executive officers.
Nonqualified Deferred Compensation
Our annual bonus program provides for an automatic deferral of payouts in excess of two times the target bonus pool, subject to clawback in later years if certain bonus thresholds are not met. These cash amounts, payable on a deferred basis pursuant to the 2012, 2013 and 2014 Bonus Plans, were previously included as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for such fiscal years.

Name	Registrant Contributions in Last Fiscal Year	Aggregate Balance at Last Fiscal Year End
Omar M. Asali	$—	$2,943,000
David M. Maura	—	1,122,000
Thomas A. Williams	—	1,018,000
Payments Upon Termination and Change of Control
Termination Payments Payable to Messrs. Asali and Maura
The following describes payment that Messrs. Asali and Maura would have been entitled to receive had their employment been terminated in Fiscal 2016 under certain circumstances; however, as noted above in the section titled “Subsequent Events after Fiscal 2016 Year End”, Messrs. Asali and Maura did not receive the payments described below and have entered into new arrangements with the Company that will govern their respective termination payments during Fiscal 2017 (such arrangements do not provide for enhanced severance upon a Change in Control of the Company). If during the term of the amended and restated employment agreements, the Company terminates an executive’s employment without “Cause” (as defined in each amended and restated employment agreement) or if the executive terminates his employment for “Good Reason” (as defined below), subject to the executive executing a general release of claims in favor of the Company, the Company is required to pay or provide the executive with: (i) his base salary for twelve months in continuing installments; (ii) vesting of the initial equity grant on the dates it would otherwise have vested (and the restrictions on the restricted stock will lapse) had executive continued to be an active employee of the Company; (iii) vesting of 100% of the unpaid deferred cash portion, if any, of annual bonuses awarded for years prior to the year of termination, with payment on the same scheduled payment dates (provided that the deferral shall not be for more than four years) and vesting of 100% of the unvested equity portion, if any, of annual bonuses awarded for years prior to the year of termination, with such vesting to occur on the same dates that such equity would otherwise vest had the executive continued to be an active employee of the Company; (iv) eligibility to receive a pro-rata annual bonus for the year of termination, based on achievement of performance, provided that the cash portion of such bonus shall be paid and the equity portion of such bonus shall be granted in the same proportion of cash and equity that are granted to other Company executives, and 50% of such amounts shall be paid within 74 days after the end of the fiscal year and the remaining 50% shall be paid on the first anniversary of such date and (v) COBRA reimbursement for a period of up to twelve (12) months (the “Benefits Continuation”). In addition, the Company shall pay the executive any accrued but unpaid base salary and vacation time and any properly incurred but unreimbursed business expenses.
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
“Good Reason” for each of Messrs. Asali and Maura means the occurrence, without an executive’s express written consent, of any of the following events: (A) a material diminution in executive’s authority, duties, responsibilities or title; (B) a diminution of base salary; (C) a change in the geographic location of the executive’s principal place of performance of his services to a location more than thirty (30) miles outside of New York City that is also more than thirty (30) miles from his primary residence at the time of such change, except for travel consistent with the terms of the employment agreement; (D) the Company gives notice that the term of the employment agreement is not to be extended so long as the executive continues to perform his duties for the Company through the end of the term and separates from the Company at the end of the term; (E) a material breach by the Company of the employment agreement; (F) the failure by the Company to provide for executive’s participation in an annual bonus arrangement (whether paid annually or over a period not to exceed four fiscal years); or (G) the Company’s material reduction in the target amount or maximum bonus opportunity that may be earned under the Company’s bonus arrangement if the performance criteria are satisfied (and for Mr. Asali only, modification of the Company’s bonus arrangement in a manner that materially reduces executive’s reasonable opportunity to achieve such bonus, relative to executive’s prior participation). In addition, for Mr. Asali only, Good Reason includes if Mr. Asali is not re-nominated to the Board (unless such nomination would violate any legal restriction or order or would cause the Board to be in breach of its fiduciary obligations). An executive must give the Company a written notice (specifying in detail the event or circumstances claimed to give rise to Good Reason) within ninety (90) days after the executive has knowledge that an event constituting Good Reason has occurred, or is deemed to have occurred and must give the Company thirty (30) days to cure. If not cured, the executive must actually terminate his or her employment within 120 days following the event constituting Good Reason; otherwise, that event will no longer constitute Good Reason (except with respect to (D) above).
Termination Payments Payable to Mr. Nicholson

The following describes the payments that Mr. Nicholson would have been entitled to receive had his employment been terminated under certain circumstances during Fiscal 2016.
If during the term of his employment agreement, the Company terminates Mr. Nicholson’s employment without “Cause” (as defined in his employment agreement) or if Mr. Nicholson resigns his employment for “Good Reason” (as defined below), then, subject to receiving a signed separation agreement and general release of claims from Mr. Nicholson, the Company shall pay or provide Mr. Nicholson with (i) severance equal to twelve months base salary, and (ii) payment of any annual bonus for the prior year which was earned but unpaid. In addition, the Company shall pay Mr. Nicholson any accrued but unpaid base salary and vacation time and any properly incurred but unreimbursed business expenses.
“Good Reason” for Mr. Nicholson means the occurrence, without an executive’s express written consent, of any of the following events: (A) a material diminution in executive’s authority, duties, responsibilities or title (provided that it shall not constitute Good Reason if Mr. Nicholson is required to report to the Chief Financial Officer or another designee of the CEO); (B) a diminution of base salary; (C) a change in the geographic location of the executive’s principal place of performance of his services to a location more than thirty (30) miles outside of New York City that is also more than thirty (30) miles from his primary residence at the time of such change, except for travel consistent with the terms of the employment agreement; or (D) a material breach by the Company of the employment agreement. Mr. Nicholson must give the Company a written notice (specifying in detail the event or circumstances claimed to give rise to Good Reason) within twenty-five (25) days after the executive has knowledge that an event constituting Good Reason has occurred, and must give the Company thirty (30) days to cure. If not cured, the executive must actually terminate his employment within 120 days following the event constituting Good Reason; otherwise, that event will no longer constitute Good Reason.
Williams Retention Agreement
Mr. Williams’ employment was terminated on January 1, 2016 and he received payments pursuant to a Retention and Release Agreement (“the Williams Retention Agreement”) entered into with the Company in August 2015. The Williams Retention Agreement provided that, subject to Mr. Williams’ providing a customary release of claims and his compliance with his post-termination restrictive covenants, the Company will pay and provide him the following: (i) $500,000 payable over a period of twelve (12) months following the termination date; (ii) vesting on March 5, 2016 of unvested options to purchase 35,000 shares of Company stock that were awarded to Mr. Williams in 2012; (iii) vesting of 100% of the unpaid deferred cash portion of Mr. Williams’ annual bonuses awarded for years prior to the termination date, in an amount equal to $3,126,000 with payment thereof to be on the dates such bonuses are paid to other senior executives of the Company; (iv) continued vesting of 100% of the unvested options to purchase shares of Company stock and the unvested shares of restricted stock of the Company, that were awarded to Mr. Williams in respect of the annual bonuses for years prior to the termination date, such that such options and restricted stock units shall vest on the dates they would otherwise vest had Mr. Williams remained an employee of the Company; and (v) COBRA reimbursement for a period up to twelve (12) months following the Designated Date, with an approximate value equal to $39,800. Pursuant to the Williams Retention Agreement, Mr. Williams also received a cash bonus for Fiscal 2015 equal to $1 million. Except for such bonus, Mr. Williams was not entitled to, and did not receive, any other bonus for Fiscal 2015 and Fiscal 2016. Mr. Williams received payment of his base salary and any unpaid vacation time and unreimbursed business expenses through the termination date. Mr. Williams remains subject to post-employment restrictive covenants in favor of the Company, including certain non-competition restrictions for six (6) months post-termination of employment, certain non-solicitation restrictions for eighteen (18) months post-termination of employment, and four year post-employment cooperation provision.
Summary of Termination Payments
The following table sets forth amounts of compensation that would have been paid to Messrs. Asali, Maura and Nicholson if their employment was terminated without Cause or for Good Reason. The amounts shown assume that such termination was effective as of September 30, 2016.
As discussed above, Mr. Williams is not included in the summary table below because he was no longer employed on September 30, 2016 and received the amounts described above under the heading “Williams Retention Agreement.” In addition, as noted above in the section titled “Subsequent Events after Fiscal 2016 Year End”, Messrs. Asali and Maura did not receive the payments described below and have entered into new arrangements with the Company that will govern their respective termination payments during Fiscal 2017.

Termination without Cause or for Good Reason

Name	Cash Severance (1)	Prior Year Annual Bonus (2)	Benefits Continuation (3)	Total
Omar M. Asali	$500,000	$19,362,834	$39,727	$19,902,561
David M. Maura	500,000	11,615,918	39,727	12,155,645
George C. Nicholson	275,000	—	—	275,000

(1)	This column reflects payment of twelve months of base salary, payable in continuing installments.
(2)
This column reflects vesting of 100% of the unpaid deferred cash portion under prior year bonus plans and vesting of 100% of the unvested equity portion granted pursuant to prior year bonus plans, based on the closing stock price of $15.70 on the last trading day in Fiscal 2016. In addition, Messrs. Asali and Maura would each be entitled to receive their actual bonus for Fiscal 2016 because they worked through the last day of that fiscal year.

(3)	This column reflects COBRA premium reimbursements for 12 months, which are also payable if the executive’s employment is terminated due to death or Disability.
The following table sets forth amounts of compensation that would have been paid to Messrs. Asali, Maura and Nicholson if their employment was terminated without Cause or for Good Reason during the period that begins sixty days prior to a Change in Control and ends upon the first anniversary of such Change in Control. The amounts shown assume that such termination was effective as of September 30, 2016. As noted above in the section titled “Subsequent Events after Fiscal 2016 Year End”, Messrs. Asali, Maura and Nicholson did not receive the payments described below and have entered into new arrangements with the Company that will govern their respective termination payments during Fiscal 2017 (such arrangements do not provide for enhanced severance upon a Change in Control).
Upon a Termination without Cause or for Good Reason within Change of Control Period

Name	Cash Severance (1)	Prior Year Annual Bonus (2)	Benefits Continuation (3)	Outplacement Services (4)	Total
Omar M. Asali	$6,000,000	$19,362,834	$59,590	$15,000	$25,437,424
David M. Maura	6,000,000	11,615,918	59,590	15,000	17,690,508
George C. Nicholson	275,000	—	—	—	275,000

(1)	For Messrs. Asali and Maura, this column reflects the sum of two times (x) base salary and (y) the greater of (A) target bonus compensation or (B) $2.5 million, payable in installments over 24 months.
(2)
This column reflects payment of 100% of the unpaid deferred cash portion under prior year bonus plans and vesting of 100% of the unvested equity portion granted pursuant to prior year bonus plans, based on the closing stock price of $15.70 on the last trading day in Fiscal 2016. In addition, Messrs. Asali and Maura would each be entitled to receive their actual bonus for Fiscal 2016 because they worked through the last day of that fiscal year.

(3)
This column reflects COBRA premium reimbursement payments for up to 18 months for Messrs. Asali and Maura. In addition, COBRA premium reimbursements are payable for 12 months if the executive’s employment is terminated due to death or Disability.

(4)	This column reflects estimated payments for outplacement services.
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
For Fiscal 2016, compensation for service on the standing committees of the Board is paid in quarterly installments as follows:

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
On November 24, 2015, equity awards of 5,743 restricted stock were granted to each of Messrs. Ianna, Luterman, Steinberg, and Whittaker for Fiscal 2016 services, which vested on September 30, 2016. In addition, on November 28, 2015, fully vested initial stock awards of 11,486 were granted to each of Messrs. Steinberg and Whittaker for Fiscal 2014 and 2015 services.
Director Compensation Table
The following table shows for Fiscal 2016 certain information with respect to the compensation of the directors of the Company, excluding Omar M. Asali and David Maura, whom did not receive any compensation for service as a director of HRG and whose compensation for their service as officers of HRG is disclosed above in the section entitled “Summary Compensation Table.”

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)	Total
Frank Ianna (3)	$112,250	$80,000	$192,250
Gerald Luterman (3)	117,000	80,000	197,000
Joseph S. Steinberg (3) (4)	91,000	240,000	331,000
Eugene I. Davis (5)	105,416	—	105,416
Andrew Whittaker (3) (4)	80,000	240,000	320,000
Curtis Glovier	22,526	—	22,526
Andrew A. McKnight (6)	—	—	—

(1)	Messrs. Maura and Asali were employees of our Company and did not receive any compensation from the Company for their services as HRG directors. See section titled “Summary Compensation Table.”
(2)	This column reflects the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 (disregarding any risk of forfeiture assumptions).
(3)	On November 24, 2015, equity awards of 5,743 restricted stock were granted to each of Messrs. Davis, Ianna, Luterman, Steinberg, and Whittaker, which vested on September 30, 2016.
(4)	On November 28, 2015, fully vested initial stock awards of 11,486 were granted to each of Messrs. Steinberg and Whittaker for Fiscal 2014 and 2015 services.
(5)	Mr. Davis resigned from the Board effective August 31, 2016 and he forfeited the 5,743 shares of restricted stock granted on November 24, 2015.
(6)	Mr. McKnight joined the Board on July 21, 2016. Mr. McKnight is entitled to, but has not yet received compensation for his services as a director of HRG.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Currently, our Compensation Committee is composed of Messrs. Frank Ianna (Chairman), Curtis A. Glovier, Gerald Luterman, Andrew A. McKnight and Joseph S. Steinberg. None of the members of our Compensation Committee is or has ever been one of our officers or employees. In addition, during Fiscal 2016, none of our executive officers served as a member of the board of directors or the compensation committee of any other entity that has one or more executive officers serving on our Board or our Compensation Committee.
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
THE COMPENSATION COMMITTEE
Frank Ianna (Chairman)
Curtis A. Glovier
Gerald Luterman
Andrew A. McKnight
Joseph S. Steinberg

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The table below shows the number of shares of our Common Stock beneficially owned as of December 31, 2016 by:

•	each of our directors;

•	each of our named executive officers for Fiscal 2016;

•	each person known to us to beneficially own more than 5% of our outstanding Common Stock (the “5% stockholders”); and

•	all directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% stockholders, the number of shares of our Common Stock beneficially owned by 5% stockholders and former directors and officers, including shares of our Common Stock which may be acquired by them within 60 days, is based upon filings with the SEC as indicated in the footnotes to the table below. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them, subject to applicable community property laws. As of December 31, 2016, there were 200,188,839 shares of Common Stock outstanding (including shares of restricted stock).
Included in the computation of the number of shares of our Common Stock outstanding and beneficially owned by a person and the percentage ownership of that person in the table below are shares of our Common Stock that are subject to options, warrants or restricted stock units held by that person that are currently exercisable or become exercisable, or vest, as applicable, within 60 days of December 31, 2016. These shares of our Common Stock are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o HRG Group, Inc., 450 Park Avenue, 29th floor, New York, New York 10022.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Stockholders
Leucadia National Corporation (1)	46,633,479	23.29%
CF Turul Group (2)	32,994,740	16.48%
Our Directors and Executive Officers
Omar M. Asali (3)	3,727,815	1.84%
Curtis A. Glovier	5,092	*
Frank Ianna	27,351	*
Gerald Luterman	27,351	*
David M. Maura (4)**	1,956,529	*
Joseph S. Steinberg	22,321	*
Andrew Whittaker	22,321	*
Thomas A. Williams (5)**	714,821	*
Andrew A. McKnight	—	*
George C. Nicholson	—	*
All current directors and executive officers as a group (9 persons) (6)	6,522,294	3.26%
* Indicates less than 1% of our outstanding Common Stock
** As disclosed in greater detail herein, Mr. Williams’ and Mr. Maura’s employment with the Company was terminated during Fiscal 2016 and Fiscal 2017, respectively. Mr. Maura still serves on the Board.

(1)
Based solely on a Schedule 13D, Amendment No. 2, filed with the SEC on November 26, 2014, Leucadia is the beneficial owner of 46,633,479 shares of our Common Stock, including the 28,000,000 shares Leucadia may from time to time sell and receive the proceeds from such sale for its own account. The address of Leucadia is 520 Madison Avenue, New York, New York 10022.

(2)
Based solely on a Schedule 13D, Amendment No. 5, filed with the SEC on July 27, 2016, CF Turul LLC is the beneficial owner of 32,994,740 shares of our Common Stock. The 32,994,740 shares excludes one share of our preferred stock owned by CF Turul, which cannot be converted into Common Stock. As described in the Schedule 13D, each of Fortress Credit Opportunities Advisors LLC, Fortress Credit Opportunities MA Advisors LLC, Fortress Credit Opportunities MA II Advisors LLC, FCO MA LSS Advisors LLC, Fortress Credit Opportunities MA Maple Leaf Advisors LLC, Fortress Global Opportunities (Yen) Advisors LLC, Drawbridge Special Opportunities Advisors LLC, Fortress Special Opportunities Advisors LLC, FIG LLC, Fortress Operating Entity I LP, FIG Corp., Fortress Investment Group LLC, Mr. Peter L. Briger, Jr., and Mr. Constantine M. Dakolias (collectively, the “CF Turul Group”) may also be deemed to be the beneficial owner of our shares of Common Stock beneficially owned by CF Turul, assuming the effectiveness of a joint investment committee agreement. The business address of CF Turul is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.

(3)
Includes 1,551,400 shares of Common Stock and 2,176,415 shares of Common Stock underlying options that have vested or will vest within 60 days of December 31, 2016. Does not include 126,971 shares subject to unvested options that do not vest within 60 days of December 31, 2016.

(4)
Includes 967,548 shares of Common Stock and 988,981 shares of Common Stock underlying options that have vested or will vest within 60 days of December 31, 2016. Does not include 335,972 shares underlying unvested options that do not vest within 60 days of December 31, 2016.

(5)
Includes 383,184 shares of Common Stock and 331,637 shares of Common Stock underlying options that have vested or will vest within 60 days of December 31, 2016. Does not include 43,914 shares underlying unvested options that do not vest within 60 days of December 31, 2016.

(6)
Includes 3,025,261 shares of Common Stock and 3,497,033 shares of Common Stock underlying options, warrants or restricted stock units that are currently exercisable or become exercisable, or vest, as applicable, within 60 days of December 31, 2016. Does not include 506,857 shares underlying unvested options and warrants that do not vest within 60 days of December 31, 2016.

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
On March 18, 2014, HRG entered into the Letter Agreement with Leucadia (the “Letter Agreement”). The Letter Agreement was entered into in connection with the consummation of the transactions contemplated by that certain Preferred Securities Purchase Agreement, dated March 18, 2014 (the “PSPA”), by and among the Master Fund, Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (collectively, the “HCP Stockholders”) and Leucadia, pursuant to which Leucadia acquired, following receipt of regulatory approval, 23 million shares of Common Stock, at a price of $11.00 per share of Common Stock, for an aggregate purchase price of $253.0 million in cash. Pursuant to the Letter Agreement, Leucadia has designated two directors to HRG’s board. The Letter Agreement further provides, among other things, that without the prior approval of a majority of the directors on HRG’s Board (other than the Leucadia designees), Leucadia and its affiliates will not acquire additional shares or voting rights of HRG that would increase Leucadia’s beneficial ownership above 27.5% of the voting power of HRG’s outstanding securities. The Letter Agreement also restricts Leucadia’s and its affiliates’ ability to make certain proposals or solicit such proxies and limits their ability to sell Leucadia’s investment in HRG to counterparties who hold, or after giving effect to a sale would hold, in excess of 4.9% of HRG’s voting stock (subject to certain exceptions). Leucadia also agreed to vote in favor of the slate of directors nominated by a majority of HRG’s board (other than the Leucadia designees). The Letter Agreement expired by its terms on March 18, 2016. In connection with the March 2014 transaction with Leucadia, under the terms of an existing registration rights agreement, the HCP Stockholders transferred a portion of their rights under the registration rights agreement with respect to the shares underlying Leucadia’s Preferred Stock and HRG entered into a Registration Rights Acknowledgment among it, the HCP Stockholders and Leucadia acknowledging such transfer.
In Fiscal 2016, Jefferies, a wholly owned subsidiary of Leucadia, which through subsidiaries beneficially owns more than 10% of HRG’s outstanding shares of Common Stock, acted as one of the initial purchasers of Spectrum Brands’ offering of €425.0 million of its 4.00% Notes due 2026, for which Jefferies received $0.3 million in discounts, commissions and reimbursements of expenses.
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
FGL has invested in collateralized loan obligations (“CLOs”) issued by Fortress Credit Opportunities III CLO LP (“FCO III”) and also invested in securities issued by Fortress Credit BSL Limited (“Fortress BSL”). The collateral managers of both FCO III and Fortress BSL are affiliates of funds managed by affiliates of Fortress. The CLOs had an aggregate total carrying value of $203.2 million as of September 30, 2016.
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
The table below sets forth the professional fees we paid to our independent registered public accounting firm for professional services rendered for the Company, FS Holdco II Ltd. (excluding FGL), HGI Energy and HGI Funding. Professional fees paid for such services by our other reporting affiliates, FGL and its subsidiaries, Spectrum Brands and its subsidiaries and NZCH, are disclosed in such affiliates’ Annual Reports on Form 10-K or amendments thereto.

	Year Ended September 30,
	2016	2015
Audit Fees	$2,462,745	$2,784,100
Audit-Related Fees	—	—
Tax Fees	22,612	—
All Other Fees	22,000	22,000
Total Fees	$2,507,357	$2,806,100

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
(b) List of Exhibits. The following is a list of exhibits filed with this Form 10-K/A.

Exhibit No.	Description of Exhibits
10.1*	Transition Agreement, dated as of November 17, 2016, by and between HRG Group, Inc. and Omar M. Asali.
10.2*	Separation and Release Agreement, dated as of November 28, 2016, by and between HRG Group, Inc. and David M. Maura.
10.3*	Form of Employee Nonqualified Option Award Agreement, dated as of December 14, 2016, by and between HRG Group, Inc. and David Maura.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HRG Group, Inc. (Registrant)

Dated:	January 27, 2017	By:	/s/ GEORGE C. NICHOLSON
George C. Nicholson
Senior Vice President, Chief Accounting Officer and Chief Financial Officer (on behalf of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
10.1*	Transition Agreement, dated as of November 17, 2016, by and between HRG Group, Inc. and Omar M. Asali.
10.2*	Separation and Release Agreement, dated as of November 28, 2016, by and between HRG Group, Inc. and David M. Maura.
10.3*	Form of Employee Nonqualified Option Award Agreement, dated as of December 14, 2016, by and between HRG Group, Inc. and David Maura.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* Filed herewith