Form 10-Q
period 2016-12-31
HRG GROUP, INC.
filed 2017-02-07
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒
There were 200,231,094 shares of the registrant’s common stock outstanding as of February 2, 2017.

HRG GROUP, INC.

PART I: FINANCIAL INFORMATION
Item 1.    Financial Statements
HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31, 2016	September 30, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$348.8	$497.3
Funds withheld receivables	1,609.0	1,650.4
Receivables, net	556.5	556.3
Inventories, net	779.7	740.6
Deferred tax assets	48.4	42.6
Property, plant and equipment, net	569.1	543.4
Goodwill	2,464.5	2,478.4
Intangibles, net	2,327.9	2,372.5
Other assets	157.2	172.6
Assets of business held for sale	26,801.6	26,738.7
Total assets	$35,662.7	$35,792.8

LIABILITIES AND EQUITY
Insurance reserves	$1,721.9	$1,751.3
Debt	5,459.0	5,430.9
Accounts payable and other current liabilities	900.4	989.8
Employee benefit obligations	111.7	125.4
Deferred tax liabilities	573.1	546.0
Other liabilities	26.7	32.0
Liabilities of business held for sale	25,200.5	25,100.2
Total liabilities	33,993.3	33,975.6

Commitments and contingencies

HRG Group, Inc. shareholders' equity:
Common stock	2.0	2.0
Additional paid-in capital	1,388.0	1,447.1
Accumulated deficit	(819.7)	(1,031.9)
Accumulated other comprehensive (loss) income	(22.2)	220.9
Total HRG Group, Inc. shareholders' equity	548.1	638.1
Noncontrolling interest	1,121.3	1,179.1
Total shareholders' equity	1,669.4	1,817.2
Total liabilities and equity	$35,662.7	$35,792.8
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three months ended December 31,
	2016	2015
	(Unaudited)
Revenues:
Net consumer and other product sales	$1,211.8	$1,218.8
Net investment income	10.7	20.3
Net investment losses	(33.8)	(32.0)
Insurance and investment product fees and other	0.9	2.3
Total revenues	1,189.6	1,209.4
Operating costs and expenses:
Cost of consumer products and other goods sold	761.8	778.1
Benefits and other changes in policy reserves	(11.6)	0.8
Selling, acquisition, operating and general expenses	321.7	330.7
Total operating costs and expenses	1,071.9	1,109.6
Operating income	117.7	99.8
Interest expense	(91.7)	(95.2)
Other income (expense), net	1.4	(0.7)
Income from continuing operations before income taxes	27.4	3.9
Income tax expense (benefit)	25.4	(5.6)
Net income from continuing operations	2.0	9.5
Income (loss) from discontinued operations, net of tax	258.8	(2.5)
Net income	260.8	7.0
Less: Net income attributable to noncontrolling interest	48.6	40.9
Net income (loss) attributable to controlling interest	$212.2	$(33.9)

Amounts attributable to controlling interest:
Net loss from continuing operations	$(25.5)	$(21.8)
Net income (loss) from discontinued operations	237.7	(12.1)
Net income (loss) attributable to controlling interest	$212.2	$(33.9)

Net income (loss) per common share attributable to controlling interest:
Basic loss from continuing operations	$(0.13)	$(0.11)
Basic income (loss) from discontinued operations	1.19	(0.06)
Basic	$1.06	$(0.17)

Diluted loss from continuing operations	$(0.13)	$(0.11)
Diluted income (loss) from discontinued operations	1.19	(0.06)
Diluted	$1.06	$(0.17)
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Three months ended December 31,
	2016	2015
	(Unaudited)
Net income	$260.8	$7.0

Other comprehensive loss
Foreign currency translation losses	(46.1)	(20.5)
Net unrealized gains on derivative instruments:
Changes in derivative instruments before reclassification adjustment	43.2	4.6
Net reclassification adjustment for gains included in net income	(4.8)	(0.2)
Changes in derivative instruments after reclassification adjustment	38.4	4.4
Changes in deferred income tax asset/liability	(14.2)	(0.9)
Deferred tax valuation allowance adjustments	—	0.2
Net unrealized gains on hedging derivative instruments	24.2	3.7
Actuarial adjustments to pension plans:
Changes in actuarial adjustments before reclassification adjustment	3.2	0.8
Net reclassification adjustment for losses included in cost of goods sold	0.8	0.3
Net reclassification adjustment for losses included in selling and general and administrative expenses	0.5	0.3
Changes in actuarial adjustments to pension plans	4.5	1.4
Changes in deferred income tax asset/liability	(1.3)	(0.3)
Deferred tax valuation allowance adjustments	0.1	—
Net actuarial adjustments to pension plans	3.3	1.1
Unrealized investment losses:
Changes in unrealized investment losses before reclassification adjustment	(667.0)	(375.9)
Net reclassification adjustment for (gains) losses included in net income	(2.1)	7.1
Changes in unrealized investment losses after reclassification adjustment	(669.1)	(368.8)
Adjustments to intangible assets	225.3	135.3
Changes in deferred income tax asset/liability	154.7	80.2
Net unrealized losses on investments	(289.1)	(153.3)
Net change to derive comprehensive loss for the period	(307.7)	(169.0)
Comprehensive loss	(46.9)	(162.0)
Less: Comprehensive loss attributable to the noncontrolling interest:
Net income	48.6	40.9
Other comprehensive loss	(63.8)	(36.1)
Comprehensive (loss) income attributable to the noncontrolling interest	(15.2)	4.8
Comprehensive loss attributable to the controlling interest	$(31.7)	$(166.8)
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended December 31,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income	$260.8	$7.0
Income (loss) from discontinued operations, net of tax	258.8	(2.5)
Net income from continuing operations	2.0	9.5
Adjustments to reconcile net income to operating cash flows from continuing operations:
Depreciation of properties	22.7	23.2
Amortization of intangibles	23.6	23.6
Loan provision and bad debt expense	2.9	8.4
Stock-based compensation	11.1	15.0
Amortization of debt issuance costs	3.3	3.4
Amortization of debt discount	0.4	0.3
Write-off of debt issuance costs	1.9	—
Deferred income taxes	13.9	(24.5)
Interest credited/index credits to contractholder account balances	0.5	9.1
Net recognized losses on investments and derivatives	11.7	20.2
Charges assessed to contractholders for policy fees and administration	(0.2)	(0.2)
Dividends from subsidiaries classified as discontinued operations	3.1	3.1
Changes in operating assets and liabilities	(89.0)	(312.4)
Net change in cash due to continuing operating activities	7.9	(221.3)
Net change in cash due to discontinued operating activities	72.8	132.4
Net change in cash due to operating activities	80.7	(88.9)
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	1.0	52.1
Cost of investments acquired	(1.9)	(0.3)
Net asset-based loan repayments	17.4	65.2
Purchases of property, plant and equipment	(28.0)	(17.4)
Other investing activities, net	(0.7)	0.1
Net change in cash due to continuing investing activities	(12.2)	99.7
Net change in cash due to discontinued investing activities	(593.9)	(53.7)
Net change in cash due to investing activities	(606.1)	46.0
Cash flows from financing activities:
Proceeds from issuance of new debt	177.2	230.0
Repayment of debt, including tender and call premiums	(143.7)	(87.6)
Debt issuance costs	(0.5)	(1.0)
Purchases of subsidiary stock, net	(97.6)	(49.6)
Contractholder account deposits	1.5	1.1
Contractholder account withdrawals	(31.1)	(37.0)
Dividend paid by subsidiary to noncontrolling interest	(9.6)	(8.7)
Share based award tax withholding payments	(34.9)	(20.6)
Other financing activities, net	0.9	3.4
Net change in cash due to continuing financing activities	(137.8)	30.0
Net change in cash due to discontinued financing activities	288.9	(37.3)
Net change in cash due to financing activities	151.1	(7.3)
Effect of exchange rate changes on cash and cash equivalents	(6.4)	(3.1)
Net change in cash and cash equivalents	(380.7)	(53.3)
Net change in cash and cash equivalents in discontinued operations	(232.2)	41.4
Net change in cash and cash equivalents in continuing operations	(148.5)	(94.7)
Cash and cash equivalents at beginning of period	497.3	661.2
Cash and cash equivalents at end of period	$348.8	$566.5
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
The Company’s reportable business segments are organized in a manner that reflects how HRG’s management views those business activities. Accordingly, the Company currently operates its business in two reportable segments: (i) Consumer Products and (ii) Insurance.
The Company also owns Salus Capital Partners, LLC, (“Salus”), an asset-based lender, and 99.5% of NZCH Corporation (“NZCH”), a public shell company. From time to time, the Company may manage a portion of its available cash and engage in other activities through its wholly-owned subsidiaries, HGI Funding, LLC (“HGI Funding”) and HGI Energy Holdings, LLC (“HGI Energy”). The Company’s corporate operations, as well as the operations of Salus, HGI Funding, NZCH and HGI Energy are presented in the Corporate and Other segment.
For the results of operations by segment, and other segment data, see Note 15, Segment Data and Note 16, Consolidating Financial Information.
Consumer Products Segment
The Consumer Products segment represents the Company’s 58.3% controlling interest in Spectrum Brands Holdings, Inc. (“Spectrum Brands”). Through its operating subsidiaries, Spectrum Brands is a diversified global branded consumer products company with positions in multiple product lines and categories: consumer batteries, small appliances, global pet supplies, home and garden control products, personal care products, hardware and home improvement products and global auto care.
Insurance Segment
As of December 31, 2016, the Company’s insurance operations were conducted through Front Street Re (Delaware) Ltd., (“Front Street”) and its Bermuda and Cayman-based subsidiaries, Front Street Re Ltd. (“Front Street Bermuda”) and Front Street Re (Cayman) Ltd. (“Front Street Cayman”), respectively. Through Front Street and its Bermuda and Cayman-based subsidiaries, the Company engages in the business of life, annuity and long-term care reinsurance.
The Company also owns 80.5% of Fidelity & Guaranty Life (“FGL”). Through its wholly-owned subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York, FGL is a provider of various types of fixed annuities and life insurance products in the U.S.
On November 8, 2015, Anbang Insurance Group Co., Ltd., a joint-stock insurance company established in the People’s Republic of China (“Anbang”), AB Infinity Holding, Inc., a wholly-owned subsidiary of Anbang (“AB Infinity”), and AB Merger Sub, Inc., a wholly-owned subsidiary of AB Infinity (“Merger Sub”), entered into a definitive merger agreement (as amended, the “FGL Merger Agreement” and such merger, the “FGL Merger”) to acquire FGL for $26.80 per share. On November 3, 2016, FGL, Anbang, AB Infinity, and Merger Sub amended the FGL Merger Agreement to extend the outside termination date for the completion of the FGL Merger from November 7, 2016 to February 8, 2017. Accordingly, either party may terminate the FGL Merger Agreement if the closing of the FGL Merger does not occur on or prior to February 8, 2017. As of the date hereof, the parties to the FGL Merger Agreement were in discussions regarding an extension of the outside termination date beyond February 8, 2017. It is expected that FGL will make an announcement on or about February 9, 2017 regarding the outcome of those discussions.
The completion of the FGL Merger is subject to the satisfaction of a number of closing conditions, including the receipt of regulatory approvals from the Iowa Insurance Division, New York Department of Financial Services, Vermont Department of Financial Regulation, China Insurance Regulatory Commission, and the Committee on Foreign Investment in the United States.
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
As a result of the FGL Merger Agreement, the Company’s ownership interest in FGL has been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and FGL’s operations were classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows and reported separately for all periods presented. Prior to the transaction, FGL was included in the Company’s Insurance segment. See Note 4, Divestitures.

Corporate and Other
As previously announced in November 2016, Mr. Omar Asali, President, Chief Executive Officer and a director of the Company is expected to leave the Company during the fiscal year ending September 30, 2017. In addition, as previously announced in November 2016, the Company’s board of directors initiated a process to explore and evaluate strategic alternatives, which may include, but are not limited to, a merger, sale or other business combination involving the Company and/or its assets. The Company has not set a definitive schedule to complete its review of strategic alternatives and there can be no assurance that this process will result in a transaction, or if a transaction is undertaken, as to its terms or timing. Also, on November 28, 2016, the Company and David Maura, Managing Director and Executive Vice President of Investments of the Company, entered into a Separation and Release Agreement pursuant to which Mr. Maura resigned his employment with the Company, but will continue to serve as the Executive Chairman of Spectrum Brands and its subsidiaries and as a member of the Company’s board of directors.

(2) Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and note disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported net loss attributable to controlling interest or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on November 23, 2016 (the “Form 10-K”). The results of operations for the three months ended December 31, 2016 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2017.
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
At December 31, 2016, the noncontrolling interest component of total equity primarily represents the 41.7% share of Spectrum Brands and the 19.5% of FGL not owned by HRG.
Insurance Subsidiary Financial Information and Regulatory Matters
FGL Insurance’s statutory carrying value of Raven Reinsurance Company (“Raven Re”), its wholly-owned subsidiary, reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $195.0 and $201.3 at December 31, 2016 and September 30, 2016, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $4.0 and $4.2 at December 31, 2016 and September 30, 2016, respectively. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus would be $8.3 and $4.6 as of December 31, 2016 and September 30, 2016, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by debt securities rated by the National Association of Insurance Commissioners (“NAIC”) as “NAIC-1.” If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura Bank International plc’s consent. FGL Insurance’s statutory carrying value of Raven Re at December 31, 2016 and September 30, 2016 was $207.3 and $210.0, respectively.
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge fixed indexed annuity (“FIA”) index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in no increase to statutory capital and surplus at December 31, 2016.
Recent Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its Condensed Consolidated Financial Statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial condition, results of operations or liquidity.
Subsequent Events
ASC Topic 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance sheet date through the date the Company’s financial statements are issued and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued. See Note 9, Debt, for additional discussion regarding the 2017 Loan Agreement entered into by the Company’s subsidiary on January 13, 2017, pursuant to which it may borrow up to an aggregate amount of $150.0 (the “2017 Loan”). No other significant events occurred subsequent to December 31, 2016.

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
Concentration of Securities Included in Funds Withheld Receivables
As of December 31, 2016 and September 30, 2016, Front Street’s most significant exposure related to the securities underlying the funds withheld receivables was to the financial sector and the energy, mining and metals industries.
As of December 31, 2016 and September 30, 2016, the carrying value of the fixed maturity securities in the financial sector was $247.0, or 15.4%, and $232.8, or 14.1%, respectively, of Front Street’s funds withheld receivables. At December 31, 2016 and September 30, 2016, the holdings in this sector included investments in 87 and 81 different issuers, respectively, with the top ten investments accounting for 46.4% and 48.0%, respectively, of the total holdings in this sector.
As of December 31, 2016 and September 30, 2016, the carrying value of the fixed maturity securities in the energy, mining and metals industries was $189.7, or 11.8%, and $188.6, or 11.4%, respectively, of Front Street’s funds withheld receivables. At December 31, 2016 and September 30, 2016, the holdings in these industries included investments in 73 and 74 different issuers, respectively, with the top ten investments accounting for 42.8% and 43.4%, respectively, of the total holdings in these industries.
There were no holdings in a single issuer included in the funds withheld receivables that exceeded 10% of the Company’s stockholders’ equity as of December 31, 2016 and September 30, 2016.
Concentrations of Financial and Capital Markets Risk
Through Front Street, the Company is exposed to financial and capital markets risk, including changes in interest rates and credit spreads which can have an adverse effect on the Company’s results of operations, financial condition and liquidity. The Company expects to continue to face challenges and uncertainties that could adversely affect its results of operations and financial condition.
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
Insurance Counterparty Risk
Through Front Street, the Company is exposed to insurance counterparty risk, which is the potential for Front Street to incur losses due to a reinsurance counterparty becoming distressed or insolvent. This includes run-on-the-bank risk and collection risk. The run-on-the-bank risk is that a client’s in force block incurs substantial surrenders and/or lapses due to credit impairment, reputation damage or other market changes affecting the counterparty. Substantially higher than expected surrenders and/or lapses could result in inadequate in force business to recover cash paid out for acquisition costs. The collection risk for reinsurance counterparties includes their inability to satisfy a reinsurance agreement because the right of offset is disallowed by the receivership court; the reinsurance contract is rejected by the receiver, resulting in a premature termination of the contract; and/or the security supporting the transaction becomes unavailable to Front Street. To date, Front Street has not experienced a material default in connection with reinsurance arrangements, nor has it experienced any material difficulty in collecting claims recoverable from reinsurance counterparties; however, no assurance can be given as to the future performance of such reinsurance counterparty or as to the recoverability of any such claims.
Receivables
The allowance for uncollectible receivables as of December 31, 2016 and September 30, 2016 was $48.0 and $46.8, respectively. Through Spectrum Brands, the Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represents approximately 11.6% and 13.1% of the Company’s “Receivables, net” in the accompanying Condensed Consolidated Balance Sheets at December 31, 2016 and September 30, 2016, respectively.

(4) Divestitures
The following table summarizes the components of “Income (loss) from discontinued operations, net of tax” in the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016	2015
Income (loss) from discontinued operations, net of tax attributable to FGL	$258.8	$(35.6)
Income from discontinued operations, net of tax attributable to Compass Production Partners, LP (“Compass”)	—	33.1
Income (loss) from discontinued operations, net of tax	$258.8	$(2.5)
FGL Merger Agreement
As previously discussed in Note 1, Description of Business, as a result of the FGL Merger Agreement, the Company’s ownership interest in FGL has been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and FGL’s operations were classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations.
The following table summarizes the major categories of assets and liabilities of FGL classified as held for sale in the accompanying Condensed Consolidated Balance Sheets at December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Assets
Investments, including loans and receivables from affiliates	$21,192.8	$21,140.9
Cash and cash equivalents	631.9	863.9
Accrued investment income	200.7	213.7
Reinsurance recoverable	3,443.7	3,463.9
Deferred tax assets	47.2	—
Properties, plant and equipment, net	19.7	18.5
Deferred acquisition costs and value of business acquired, net	1,270.9	1,065.5
Other assets	213.0	335.1
Write-down of assets of business held for sale to fair value less cost to sell	(218.3)	(362.8)
Total assets of business held for sale	$26,801.6	$26,738.7
Liabilities
Insurance reserves	$24,134.3	$23,944.6
Debt	400.0	398.8
Accounts payable and other current liabilities	39.6	57.0
Deferred tax liabilities	—	9.9
Other liabilities	626.6	689.9
Total liabilities of business held for sale	$25,200.5	$25,100.2
At December 31, 2016, the carrying value of the Company’s interest in FGL was $218.3 higher than the fair value less cost to sell based on the sales price and as a result, during the three months ended December 31, 2016, the Company partially reversed the previously recorded $362.8 write-down of assets of business held for sale by $144.5.
The balances included in the accompanying Condensed Consolidated Balance Sheets and in the table above reflect transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the closing of the FGL Merger. Such transactions are not eliminated to reflect the continuing operations and balances held for sale. As a result, adjustments to the carrying value of certain intercompany assets recorded by FGL were reversed upon consolidation in the Company’s Condensed Consolidated Financial Statements.

Below is a summary of the impact of such intercompany balances in the accompanying Condensed Consolidated Balance Sheets:

	December 31, 2016	September 30, 2016
Assets
Funds withheld receivable	$939.5	$978.8
Other assets	15.0	15.1
Assets of business held for sale	1,349.0	1,375.5
Total assets	$2,303.5	$2,369.4
Liabilities
Insurance reserves	$1,087.5	$1,119.5
Debt	58.8	63.0
Liabilities of business held for sale	1,157.2	1,186.9
Total liabilities	$2,303.5	$2,369.4
The following table summarizes the components of “Net income (loss) from discontinued operations” in the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016	2015
Revenues:
Insurance premiums	$11.1	$15.4
Net investment income	239.8	222.2
Net investment gains	56.3	66.2
Insurance and investment product fees and other	38.3	28.8
Total revenues	345.5	332.6
Operating costs and expenses:
Benefits and other changes in policy reserves	19.9	180.9
Selling, acquisition, operating and general expenses	28.3	28.2
Amortization of intangibles	120.0	33.5
Total operating costs and expenses	168.2	242.6
Operating income	177.3	90.0
Interest expense	(6.1)	(5.9)
Write-up of assets of business held for sale to fair value less cost to sell	144.5	—
Net income before income taxes	315.7	84.1
Income tax expense (a)	56.9	119.7
Net income (loss)	258.8	(35.6)
Less: net income attributable to noncontrolling interest	21.1	9.4
Net income (loss) - attributable to controlling interest	$237.7	$(45.0)
(a) Included in the income tax expense for the three months ended December 31, 2015 was a $90.9 net income tax expense related to the establishment of a deferred tax liability of $338.6 at December 31, 2015, which was a result of classifying the Company’s ownership interest in FGL as held for sale, partially offset by a $247.7 reduction of valuation allowance on HRG’s net operating and capital loss carryforwards expected to offset the FGL taxable gain.
Compass Sale
On July 1, 2016, HGI Energy entered into an agreement to sell its equity interests in Compass to a third party (such agreement, the “Compass Sale Agreement”). During the fourth quarter of the fiscal year 2016, the transactions contemplated by the Compass Sale Agreement were consummated. This sale represented the disposal of all of the Company’s oil and gas properties, which were prior to their disposal accounted for using the full-cost method. The Company has determined that the completion of HGI Energy’s sale of its equity interests in Compass to a third party (the “Compass Sale”) represented a strategic shift for the Company and, accordingly, has presented the results of operations for Compass as discontinued operations in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes the components of “Net income (loss) from discontinued operations” attributable to Compass in the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2015.

Three months ended December 31, 2015
Revenues:
Oil and natural gas revenues	$16.8

Operating costs and expenses:
Oil and natural gas direct operating costs	17.1
Selling, acquisition, operating and general expenses	9.8
Impairments	54.4
Total operating costs and expenses	81.3
Operating loss	(64.5)
Interest expense	(2.3)
Gain on sale of oil and gas properties	105.6
Other income, net	1.8
Net income before income taxes	40.6
Income tax expense	7.5
Net income	$33.1

(5) Derivative Financial Instruments
The fair value of outstanding derivatives recorded in the accompanying Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	December 31, 2016	September 30, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	Receivables, net	$10.1	$5.5
Commodity swaps	Receivables, net	3.3	2.9
Foreign exchange contracts	Other assets	0.1	0.1
Total asset derivatives designated as hedging instruments		13.5	8.5
Derivatives not designated as hedging instruments:
Call option receivable from FGL	Funds withheld receivables	12.2	11.3
Call options	Other assets	8.3	5.9
Foreign exchange contracts	Receivables, net	0.1	0.2
Total asset derivatives		$34.1	$25.9

Liability Derivatives	Classification	December 31, 2016	September 30, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Accounts payable and other current liabilities	$0.3	$0.7
Interest rate swaps	Other liabilities	0.4	0.4
Commodity swaps	Accounts payable and other current liabilities	0.2	0.1
Foreign exchange contracts	Accounts payable and other current liabilities	0.1	1.7
Foreign exchange contracts	Other liabilities	0.1	0.1
Total liability derivatives designated as hedging instruments		1.1	3.0
Derivatives not designated as hedging instruments:
Embedded derivatives in Front Street's assumed FIA business	Insurance reserves	121.2	131.2
Foreign exchange contracts	Accounts payable and other current liabilities	0.3	0.2
Total liability derivatives		$122.6	$134.4
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
The following tables summarize the impact of the effective portion of designated hedges and the gain recognized in the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015:

Three months ended December 31, 2016	Classification	Effective portion
		Gain in AOCI	Gain (Loss) reclassified to Earnings
Interest rate swaps	Interest expense	$0.1	$(0.3)
Commodity swaps	Cost of consumer products and other goods sold	0.1	0.8
Net investment hedge	Other income (expense), net	32.5	—
Foreign exchange contracts	Net consumer and other product sales	0.2	—
Foreign exchange contracts	Cost of consumer products and other goods sold	10.3	4.3
		$43.2	$4.8

Three months ended December 31, 2015	Classification	Effective portion
		Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings
Interest rate swaps	Interest expense	$0.3	$(0.5)
Commodity swaps	Cost of consumer products and other goods sold	(1.0)	(1.4)
Foreign exchange contracts	Net consumer and other product sales	(0.1)	—
Foreign exchange contracts	Cost of consumer products and other goods sold	5.4	2.1
		$4.6	$0.2
During the three months ended December 31, 2016 and 2015, the Company recognized the following gains and losses on its derivatives:

		Three months ended December 31,
Classification	Derivatives Not Designated as Hedging Instruments	2016	2015
Revenues:
Net investment losses	Call options	$3.1	$1.9
Operating costs and expenses:
Cost of consumer products and other goods sold	Commodity swaps	$0.1	$—
Benefits and other changes in policy reserves	Embedded derivatives in Front Street's assumed FIA business	(10.0)	(2.4)
Other income (expense), net	Foreign exchange contracts	0.7	(2.1)
Additional Disclosures
Call options. Derivative financial instruments included within the funds withheld receivables at fair value in the accompanying Condensed Consolidated Balance Sheets are in the form of call options receivable by Front Street. Front Street hedges exposure to product related equity market risk by entering into derivative transactions. These options hedge Front Street’s share of the FIA index credit. The change in fair value is recognized within “Net investment losses” in the accompanying Condensed Consolidated Statements of Operations.
Call option receivable from FGL. Under the terms of the modified coinsurance arrangement between Front Street and FGL, FGL is required to pay Front Street a portion of the net cost of equity option purchases and the proceeds from expirations related to the equity options which hedge the index credit feature of the reinsured FIA contracts. Accordingly, the receivable from FGL is reflected in “Funds withheld receivables” as of the balance sheet date with changes in fair value recognized within “Net investment losses” in the accompanying Condensed Consolidated Statements of Operations.
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

Interest Rate Swaps. Spectrum Brands uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated other comprehensive (loss) income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. As of December 31, 2016 and September 30, 2016, Spectrum Brands had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300.0 through April 2017. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $0.2, net of tax. Spectrum Brands’ interest rate swap derivative financial instruments at December 31, 2016 and September 30, 2016 were as follows:

	December 31, 2016		September 30, 2016
	Notional	Remaining Years	Notional	Remaining Years
Interest rate swaps - fixed	$300.0	0.3	$300.0	0.5
Foreign exchange contracts - cash flow hedges. Spectrum Brands periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Canadian Dollars (“CAD”) or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to “Net consumer and other product sales” or “Cost of consumer products and other goods sold”, respectively, in the accompanying Condensed Consolidated Statements of Operations. At December 31, 2016, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through December 2017. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $4.4, net of tax. At December 31, 2016 and September 30, 2016, Spectrum Brands had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $259.9 and $224.8, respectively.
Commodity swaps - cash flow hedges. Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At December 31, 2016, Spectrum Brands had a series of zinc and brass swap contracts outstanding through December 2017. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $1.3, net of tax. Spectrum Brands had the following commodity swap contracts outstanding as of December 31, 2016 and September 30, 2016:

	December 31, 2016		September 30, 2016
	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts (tons)	5.1	$9.8	6.7	$12.8
Brass swap contracts (tons)	1.0	3.8	1.0	4.0
Net Investment Hedge. On September 20, 2016, Spectrum Brands, Inc., a subsidiary of Spectrum Brands, issued €425.0 aggregate principal amount of 4.00% Notes at par value, due October 1, 2026 (“4.00% Notes”). Spectrum Brands’ 4.00% Notes are denominated in Euros and have been designated as a net investment hedge of the translation of Spectrum Brands’ net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized in AOCI with any ineffective portion recognized as foreign currency translation gains or losses in the accompanying Condensed Consolidated Statements of Operations when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of December 31, 2016, the hedge was fully effective and no ineffective portion was recognized in earnings.
Commodity Swaps - not designated as hedges for accounting purposes. Spectrum Brands periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The commodity swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in the fair value of the commodity swap contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the commodity swap contracts. The commodity swap contracts effectively fix the floating price on a specified quantity of silver through a specified date. At December 31, 2016, Spectrum Brands had a series of commodity swaps outstanding through September 2017. Spectrum Brands had the following commodity swaps outstanding as of December 31, 2016 and September 30, 2016:

	December 31, 2016		September 30, 2016
	Notional	Contract Value	Notional	Contract Value
Silver (troy oz.)	20.0	$0.4	31.0	$0.6
Foreign exchange contracts - not designated as hedges for accounting purposes- Spectrum Brands. Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, CAD, Euros, Pounds Sterling, Taiwanese Dollars, Hong Kong Dollars or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At December 31, 2016, Spectrum Brands had a series of forward exchange contracts outstanding through December 2017. At December 31, 2016 and September 30, 2016, Spectrum Brands had $206.3 and $131.4, respectively, of notional value for such foreign exchange derivative contracts outstanding.
Credit Risk
Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was insignificant as of December 31, 2016 and September 30, 2016.
Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. As of December 31, 2016 and September 30, 2016, there was no cash collateral outstanding. In addition, as of December 31, 2016 and September 30, 2016, Spectrum Brands had no posted standby letters of credit related to such liability positions. The cash collateral is included in “Receivables, net” within the accompanying Condensed Consolidated Balance Sheets.
Front Street is exposed to credit risk in the event of non-performance by its counterparties on call options. Front Street seeks to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, but there can be no assurance that Front Street will not suffer losses in the event of counterparty non-performance. No collateral was posted by its counterparties; accordingly, at December 31, 2016, the maximum amount of loss due to credit risk that Front Street would incur if parties to the call options failed completely to perform according to the terms of the contracts was $8.3.
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

(6) Fair Value of Financial Instruments
The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	December 31, 2016				September 30, 2016
Assets	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Fixed maturity and equity securities included in funds withheld receivables	$79.6	$1,406.8	$46.4	$1,532.8	$69.9	$1,387.1	$78.1	$1,535.1
Derivatives:
Call option receivable from FGL included in funds withheld receivables	—	12.2	—	12.2	—	11.3	—	11.3
Call options	—	8.3	—	8.3	—	5.9	—	5.9
Foreign exchange contracts	—	10.3	—	10.3	—	5.8	—	5.8
Commodity contracts	—	3.3	—	3.3	—	2.9	—	2.9
Total financial assets	$79.6	$1,440.9	$46.4	$1,566.9	$69.9	$1,413.0	$78.1	$1,561.0
Liabilities
Front Street future policyholder benefit liability	$—	$—	$634.5	$634.5	$—	$—	$631.8	$631.8
Derivatives:
Embedded derivatives in Front Street's assumed FIA business	—	—	121.2	121.2	—	—	131.2	131.2
Commodity contracts	—	0.2	—	0.2	—	0.1	—	0.1
Interest rate contracts	—	0.7	—	0.7	—	1.1	—	1.1
Foreign exchange contracts	—	0.5	—	0.5	—	2.0	—	2.0
Total financial liabilities	$—	$1.4	$755.7	$757.1	$—	$3.2	$763.0	$766.2
Valuation Methodologies
Reinsurance Agreements with FGL
Front Street Cayman has entered into certain reinsurance agreements with FGL on a funds withheld basis. The funds withheld receivables portfolio related to the reinsurance agreements with FGL consists of investments in debt and equity securities that are carried at fair value with unrealized gains and losses included in AOCI, net of associated intangibles “shadow adjustments” and deferred income taxes. The funds withheld receivables portfolio also includes cash, derivatives and accrued income.
The liabilities for contractholder funds for deferred annuities consist of contract account balances that accrue to the benefit of the contractholders, excluding surrender charges and other liabilities. The liabilities for FIA consist of the value of the host contract plus the value of the embedded derivative. The embedded derivative is carried at fair value in the accompanying Condensed Consolidated Balance Sheets with changes in fair value reported in “Benefits and other changes in policy reserves” in the accompanying Condensed Consolidated Statements of Operations. Liabilities for immediate annuities without life contingencies are recorded at the present value of future benefits.
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
Front Street determines the discount rate based on the market yields on the underlying assets backing the liabilities plus a risk margin to reflect uncertainty and adjusts the discount rate to reflect the credit risk of Front Street. Policies are terminated through surrenders and maturities, where surrenders represent the voluntary terminations of policies by policyholders and maturities are determined by policy contract terms. Surrender assumptions are based upon cedant experience adjusted for expected future conditions. Front Street discounts the liability cash flows by using the market yields on the underlying assets backing the liabilities plus a risk margin to reflect uncertainty and adjusts the discount rate to reflect the credit risk of Front Street.
The significant unobservable inputs used in the fair value measurement of the Front Street future policyholder benefit liability are non-performance risk spread and risk spread to reflect uncertainty. Significant increases (decreases) in non-performance risk spread and risk margin to reflect uncertainty would result in a lower (higher) fair value measurement.
Funds Withheld Receivables
Through Front Street, the Company measures the fair value of its securities included in the funds withheld receivables portfolio based on assumptions used by market participants in pricing the security. The appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company will then consistently apply the valuation methodology to measure the security’s fair value. The Company’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trends executed at broker-quoted or slightly higher prices. The Company did not adjust prices received from third parties as of December 31, 2016. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
Derivatives
The fair values of the embedded derivatives in Front Street’s assumed FIA business from FGL are derived using market indices, pricing assumptions and historical data. The significant unobservable inputs used in the fair value measurement of the embedded derivatives in Front Street’s assumed FIA business are market value of options, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at December 31, 2016 and September 30, 2016 was applied to the Annuity 2000 mortality tables. Significant increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher, respectively, fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 31, 2016 and September 30, 2016 were as follows:

	Fair Value at				Range (Weighted average)
Assets	December 31, 2016	September 30, 2016	Valuation Technique	Unobservable Input(s)	December 31, 2016	September 30, 2016
Funds withheld receivables:
Fixed maturity and equity securities	$34.0	$35.2	Matrix pricing	Quoted prices	99% - 117% (107%)	98% - 122% (109%)
Fixed maturity securities	5.3	5.4	Loan Recovery Value	Recovery rate	56% - 100% (82%)	56% - 100% (82%)
Fixed maturity securities	6.4	35.7	Broker-quoted	Offered quotes	96% - 100% (98%)	97% - 100% (100%)
Loan participations	0.7	1.8	Loan Recovery Value	Recovery rate	18% - 50% (38%)	52% - 100% (71%)
Total	$46.4	$78.1
Liabilities
Front Street future policyholder benefit liability	$634.5	$631.8	Discounted cash flow	Non-performance risk spread	0.35%	0.32%
				Risk margin to reflect uncertainty	0.50%	0.50%
Embedded derivatives in Front Street's assumed FIA business	121.2	131.2	Discounted cash flow	Market value of option	0% - 22% (3%)	0% - 27% (2%)
				SWAP rates	2.0%	1.0%
				Mortality multiplier	80%	80%
				Surrender rates	0.50% - 75% (12%)	0.50% - 75% (10%)
				Non-performance risk spread	0.25%	0.25%
Total	$755.7	$763.0
The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended December 31, 2016 and 2015. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended December 31, 2016
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Funds withheld receivables	$78.1	$(1.3)	$—	$3.0	$(6.3)	$—	$(27.1)	$46.4
Total assets at fair value	$78.1	$(1.3)	$—	$3.0	$(6.3)	$—	$(27.1)	$46.4

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$631.8	$(12.6)	$—	$—	$—	$15.3	$—	$634.5
Embedded derivatives in Front Street's assumed FIA business	131.2	(10.0)	—	—	—	—	—	121.2
Total liabilities at fair value	$763.0	$(22.6)	$—	$—	$—	$15.3	$—	$755.7
(a) During the three months ended December 31, 2016, the net transfer out of Level 3 was exclusively to Level 2.

	Three months ended December 31, 2015
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Corporate fixed maturity securities AFS	$14.1	$(0.5)	$—	$—	$(13.6)	$—	$—	$—
Other invested assets	2.8	2.7	—	—	—	(5.5)	—	—
Funds withheld receivables	74.7	(1.6)	—	5.0	(13.0)	—	—	65.1
Total assets at fair value	$91.6	$0.6	$—	$5.0	$(26.6)	$(5.5)	$—	$65.1

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$629.2	$(3.7)	$—	$—	$—	$3.5	$—	$629.0
Embedded derivatives in Front Street's assumed FIA business	142.3	(2.4)	—	—	—	—	—	139.9
Total liabilities at fair value	$771.5	$(6.1)	$—	$—	$—	$3.5	$—	$768.9
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for three months ended December 31, 2016 and 2015 and there were no transfers in or out of Level 3 for the three months ended December 31, 2015. For the three months ended December 31, 2016, the transfers out of Level 3 were related to changes in the primary pricing source and changes in the observability of external information used in determining fair value.
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

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Asset-based loans, included in other assets	$—	$—	$13.7	$13.7	$13.7
Policy loans, included in funds withheld receivables	—	—	8.3	8.3	8.3
Total financial assets	$—	$—	$22.0	$22.0	$22.0

Liabilities (a)
Investment contracts, included in contractholder funds and other insurance reserves	$—	$—	$897.7	$897.7	$966.2
Total debt (b)	—	5,677.7	23.3	5,701.0	5,459.0
Total financial liabilities	$—	$5,677.7	$921.0	$6,598.7	$6,425.2

	September 30, 2016
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Asset-based loans, included in other assets	$—	$—	$35.0	$35.0	$35.0
Policy loans, included in funds withheld receivables	—	—	8.5	8.5	8.5
Total financial assets	$—	$—	$43.5	$43.5	$43.5

Liabilities (a)
Investment contracts, included in contractholder funds and other insurance reserves	$—	$—	$922.9	$922.9	$988.3
Total debt (b)	—	5,700.1	29.1	5,729.2	5,430.9
Total financial liabilities	$—	$5,700.1	$952.0	$6,652.1	$6,419.2
(a) The carrying value of cash and cash equivalents, trade receivables, accounts payable and accrued investment income approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.
(b) The fair value of debt set forth above is generally based on quoted or observed market prices.
Valuation Methodology
Investment Contracts and Other Insurance Reserves
Investment contracts assumed from FGL by Front Street include deferred annuities, FIAs and immediate annuities. The fair value of deferred annuity and FIAs is based on their cash surrender value (which is the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. See “Reinsurance Agreements with FGL” section above for discussion of the calculation of the fair value of the insurance reserves.
Asset-based loans
The fair value of the asset-based loans originated by Salus approximate their net carrying value. Such loans carry a variable rate that are typically revolving in nature and can be settled at the demand of either party. Nonaccrual loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non-recurring basis. As the loans are collateral dependent, Salus measures such impairment based on the estimated fair value of eligible proceeds. This is generally based on estimated market prices, which may be obtained from a variety of sources, including in certain instances from appraisals prepared by third parties. The impaired loan balance represents those nonaccrual loans for which impairment was recognized during the quarter.

(7) Funds Withheld Receivables
The Company’s consolidated funds withheld receivables are summarized as follows:

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Funds withheld receivables with FGL
Corporates	$676.5	$9.7	$(32.8)	$653.4	$653.4
Asset/Mortgage-backed securities	197.9	0.5	(7.3)	191.1	191.1
Municipals	12.1	—	(0.4)	11.7	11.7
Government bonds	1.1	—	(0.1)	1.0	1.0
Preferred stock	12.5	0.1	(0.5)	12.1	12.1
Total funds withheld receivables with FGL	900.1	10.3	(41.1)	869.3	869.3
Funds withheld receivables with third parties
Corporates	397.5	5.9	(8.8)	394.6	394.6
Asset/Mortgage-backed securities	133.9	1.7	(1.8)	133.8	133.8
Municipals	49.4	1.0	(0.6)	49.8	49.8
Government bonds	82.5	—	(3.9)	78.6	78.6
Agency bonds	6.7	—	—	6.7	6.7
Total funds withheld receivables with third parties	670.0	8.6	(15.1)	663.5	663.5
Total fixed maturity and equity securities included in funds withheld receivables	1,570.1	18.9	(56.2)	1,532.8	1,532.8

Call option receivable from FGL included in funds withheld receivables	9.3	2.9	—	12.2	12.2
Accrued interest	16.6	—	—	16.6	16.6
Net receivables	39.1	—	—	39.1	39.1
Policy loans and other	8.3	—	—	8.3	8.3
Total funds withheld receivables	$1,643.4	$21.8	$(56.2)	$1,609.0	$1,609.0

	September 30, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Funds withheld receivables with FGL
Corporates	$638.5	$18.2	$(29.5)	$627.2	$627.2
Asset/Mortgage-backed securities	238.8	0.6	(7.9)	231.5	231.5
Municipals	12.1	0.7	—	12.8	12.8
Government bonds	1.1	—	—	1.1	1.1
Preferred stock	8.8	0.3	(0.9)	8.2	8.2
Total funds withheld receivables with FGL	899.3	19.8	(38.3)	880.8	880.8
Funds withheld receivables with third parties
Corporates	390.0	18.8	(2.7)	406.1	406.1
Asset/Mortgage-backed securities	118.7	1.9	(1.7)	118.9	118.9
Municipals	49.5	4.1	—	53.6	53.6
Government bonds	67.7	1.3	(0.2)	68.8	68.8
Agency bonds	6.6	0.3	—	6.9	6.9
Total funds withheld receivables with third parties	632.5	26.4	(4.6)	654.3	654.3
Total fixed maturity and equity securities included in funds withheld receivables	1,531.8	46.2	(42.9)	1,535.1	1,535.1

Call option receivable from FGL included in funds withheld receivables	9.8	1.5	—	11.3	11.3
Accrued interest	17.8	—	—	17.8	17.8
Net receivables	77.7	—	—	77.7	77.7
Policy loans and other	8.5	—	—	8.5	8.5
Total funds withheld receivables	$1,645.6	$47.7	$(42.9)	$1,650.4	$1,650.4

Maturities of Funds Withheld Receivables
The amortized cost and fair value of fixed maturity and equity securities included in funds withheld receivables by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	December 31, 2016
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Preferred stock:
Due in one year or less	$24.9	$24.9
Due after one year through five years	265.2	261.1
Due after five years through ten years	428.9	423.8
Due after ten years	497.1	477.0
Subtotal	1,216.1	1,186.8
Other securities which provide for periodic payments:
Asset/Mortgage-backed securities	331.8	324.9
Structured hybrids	22.2	21.1
Total fixed maturity and equity securities included in funds withheld receivables	$1,570.1	$1,532.8
Securities in Funds Withheld Receivables with FGL in an Unrealized Loss Position
The Company has concluded that the fair value of the securities presented in the table below were not other-than-temporarily impaired as of December 31, 2016. The fair value and gross unrealized losses of securities in the funds withheld receivables with FGL, aggregated by investment category, were as follows:

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Funds withheld receivables with FGL
Corporates	$202.7	$(7.9)	$162.4	$(24.9)	$365.1	$(32.8)
Asset/Mortgage-backed securities	44.3	(0.2)	120.2	(7.1)	164.5	(7.3)
Municipals	6.8	(0.4)	—	—	6.8	(0.4)
Government bonds	1.0	(0.1)	—	—	1.0	(0.1)
Preferred stock	0.9	(0.1)	5.2	(0.4)	6.1	(0.5)
Total funds withheld receivables with FGL	$255.7	$(8.7)	$287.8	$(32.4)	$543.5	$(41.1)
Total number of securities in an unrealized loss position		198		137		335

	September 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Funds withheld receivables with FGL
Corporates	$137.8	$(12.6)	$91.7	$(16.9)	$229.5	$(29.5)
Asset/Mortgage-backed securities	73.3	(2.2)	99.0	(5.7)	172.3	(7.9)
Municipals	1.0	—	—	—	1.0	—
Government bonds	0.2	—	—	—	0.2	—
Preferred stock	3.7	(0.9)	—	—	3.7	(0.9)
Total funds withheld receivables with FGL	$216.0	$(15.7)	$190.7	$(22.6)	$406.7	$(38.3)
Total number of securities in an unrealized loss position		146		76		222
At December 31, 2016 and September 30, 2016, securities in the funds withheld receivables with FGL in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments.

At December 31, 2016 and September 30, 2016, securities with a fair value of $29.5 and $39.6, respectively, had an unrealized loss greater than 20% of amortized cost, which represented less than 5% of the carrying value of all funds withheld receivables.
For the three months ended December 31, 2016 and 2015, the Company recognized other-than-temporary impairment (“OTTI”) losses in operations totaling $1.0 and $1.4, respectively, related to funds withheld receivables with FGL with an amortized cost of $12.0 and $2.5 and a fair value of $11.0 and $1.1 at December 31, 2016 and 2015, respectively.
Details underlying write-downs taken as a result of OTTI that were recognized in “Net income” and included in “Net investment losses” were as follows:

	Three months ended December 31,
	2016	2015
OTTI recognized in net income:
Corporates	$1.0	$1.4
Total	$1.0	$1.4
Net investment income
The major sources of “Net investment income” reported in the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended December 31,
	2016	2015
Fixed maturity securities included in funds withheld receivables with FGL	$10.2	$15.5
Equity securities included in funds withheld receivables with FGL	0.2	0.6
Asset-based loans	0.3	2.0
Other investments	—	2.2
Net investment income	$10.7	$20.3
Net investment losses
The major sources of “Net investment losses” reported in the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended December 31,
	2016	2015
Net realized (losses) gains on fixed maturity securities included in funds withheld receivables with FGL	$(2.2)	$3.3
Realized (losses) gains on equity securities included in funds withheld receivables with FGL	(0.1)	1.8
Realized gains on certain derivative instruments	3.1	1.9
Change in fair value of embedded derivatives in funds withheld receivables with FGL	(12.2)	(26.5)
Realized losses on funds withheld receivables with third parties and other	(22.4)	(12.5)
Net investment losses	$(33.8)	$(32.0)
The modified coinsurance arrangement between FGL Insurance and Front Street created an obligation for the parties to settle a payable or receivable at a later date, which resulted in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is expected to continue to exist after the disposal of FGL and is therefore not eliminated to appropriately reflect the continuing operations and balances held for sale. It is embedded in the funds withheld receivables with a corresponding asset in business held for sale on the accompanying Condensed Consolidated Balance Sheets and the related gains or losses are reported in net investment gains (losses) with a corresponding income (loss) from discontinued operations on the accompanying Condensed Consolidated Statements of Operations.

(8) Goodwill and Intangibles, net
A summary of the changes in the carrying amounts of goodwill and intangible assets are as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	Total
Balance at September 30, 2016	$2,478.4	$1,473.5	$899.0	$2,372.5
Additions	—	—	0.8	0.8
Periodic amortization	—	—	(23.6)	(23.6)
Effect of translation	(13.9)	(13.9)	(7.9)	(21.8)
Balance at December 31, 2016	$2,464.5	$1,459.6	$868.3	$2,327.9
Goodwill and indefinite lived trade name intangibles are not amortized and are tested for impairment at least annually at the Company’s August financial period end, or more frequently if an event or circumstance indicates that an impairment loss may have been incurred between annual impairment tests.
Definite Lived Intangible Assets
The range and weighted average useful lives for definite lived intangible assets are as follows:

	December 31, 2016			September 30, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$973.3	$(313.2)	$660.1	$984.8	$(302.9)	$681.9
Technology assets	237.8	(102.3)	135.5	237.2	(96.7)	140.5
Trade names	165.7	(93.0)	72.7	165.7	(89.1)	76.6
	$1,376.8	$(508.5)	$868.3	$1,387.7	$(488.7)	$899.0
At December 31, 2016, the range and weighted average useful lives for definite-lived intangibles assets were as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 to 20 years	18.5 years
Technology assets	5 to 18 years	11.2 years
Trade names	5 to 13 years	11.4 years
Amortization expense for definite lived intangible assets for the three months ended December 31, 2016 and 2015 was $23.6 and was included in “Selling, acquisition, operating and general expenses” within the accompanying Condensed Consolidated Statements of Operations. Excluding the impact of any future acquisitions or change in foreign currency, the Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows:

Fiscal Year	Estimated Amortization Expense
2017	$91.9
2018	85.7
2019	85.4
2020	85.2
2021	81.9

(9) Debt
The Company’s consolidated debt consists of the following:

	December 31, 2016		September 30, 2016
	Amount	Rate	Amount	Rate	Interest rate
HRG
7.875% Senior Secured Notes, due July 15, 2019	$864.4	7.9%	$864.4	7.9%	Fixed rate
7.75% Senior Unsecured Notes, due January 15, 2022	890.0	7.8%	890.0	7.8%	Fixed rate
Spectrum Brands
USD Term Loan, due June 23, 2022	1,003.0	3.4%	1,005.5	3.6%	Variable rate, see below
CAD Term Loan, due June 23, 2022	53.3	4.5%	54.9	4.6%	Variable rate, see below
Euro Term Loan, due June 23, 2022	58.8	3.5%	63.0	3.5%	Variable rate, see below
6.375% Notes, due November 15, 2020	—	—%	129.7	6.4%	Fixed rate
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	Fixed rate
6.125% Notes, due December 15, 2024	248.0	6.1%	250.0	6.1%	Fixed rate
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	Fixed rate
4.00% Notes, due October 1, 2026	445.8	4.0%	477.0	4.0%	Fixed rate
Revolver Facility, expiring June 23, 2020	165.5	5.6%	—	—%	Variable rate, see below
Other notes and obligations	26.9	7.7%	16.8	9.8%	Variable rate
Obligations under capitalized leases	140.9	5.3%	114.7	5.5%	Various
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	37.0	—%	39.7	—%	Variable rate, see below
Long-term debt of consolidated variable-interest entity with FGL (a)	58.8	—%	63.0	—%	Variable rate, see below
Unaffiliated secured borrowings under non-qualifying loan participations	1.0	—%	2.0	—%	Fixed rate
Total	5,563.4		5,540.7
Original issuance discounts on debt, net of premiums	(22.2)		(22.8)
Unamortized debt issue costs	(82.2)		(87.0)
Total debt	5,459.0		5,430.9
Less current maturities and short-term debt	43.5		166.0
Non-current portion of debt	$5,415.5		$5,264.9
(a) The debt balances included in the accompanying Condensed Consolidated Balance Sheets and in the table above reflect transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the close of the FGL Merger. Such transactions are not eliminated in the accompanying Condensed Consolidated Financial Statements in order to appropriately reflect the continuing operations and balances held for sale.
HRG
On January 13, 2017, subsequent to the end of the fiscal quarter, the Company, through its wholly-owned subsidiaries, entered into the 2017 Loan, pursuant to which it may borrow up to an aggregate amount of $150.0. The 2017 Loan bears interest at an adjusted International Exchange London Interbank Offered Rate (“LIBOR”), plus 2.35% per annum, payable quarterly. The 2017 Loan matures on July 13, 2018, with an option for early termination by the borrower. The 2017 Loan is secured by approximately $508.0 worth of marketable securities owned by a subsidiary of HGI Funding. The Company incurred $1.1 of financing costs in connection with the 2017 Loan which have been capitalized as debt issuance costs and are being amortized through the scheduled maturity date of the loan. As of January 31, 2017, the Company had drawn $50.0 under the 2017 Loan. The 2017 Loan contains a customary mandatory prepayment clause, which requires the borrower to pay back any amounts borrowed under the 2017 Loan if certain events occur, including, but not limited to, a breach of the terms of the agreement by the borrower, a change of control of the borrower or the issuer of the pledged securities or a delisting of the pledged securities.
Spectrum Brands
Interest terms
During three months ended December 31, 2016, Spectrum Brands amended the credit agreement under its term loans reducing the interest rate margins applicable to the U.S. dollar denominated term loan facility (the “USD Term Loan”). At December 31, 2016, Spectrum Brands’ variable interest rate terms were as follows: (i) the USD Term Loan is subject to either adjusted LIBOR, subject to a 0.75% floor, plus margin of 2.50% per annum, or base rate with a 1.75% floor plus margin of 1.50% per annum; (ii) the CAD denominated term loan facility (the “CAD Term Loan”) is subject to either Canadian Dollar Offered Rate, subject to a 0.75% floor plus 3.50% per annum, or base rate plus 2.50% per annum; (iii) the Euro denominated term loan facility (the “Euro

Term Loan”) is subject to Euro Interbank Offered Rate, subject to a 0.75% floor, plus margin of 2.75% per annum, with no base rate option available; and (iv) the revolving credit facility (the “Revolver Facility”), is subject to either adjusted LIBOR plus 2.75% per annum or base rate plus 1.75% per annum. As a result of borrowings and payments under the Revolver Facility, at December 31, 2016, the Company had borrowing availability of $300.6, net outstanding letters of credit of $24.7 and a $9.2 amount allocated to a foreign subsidiary.
On October 20, 2016, Spectrum Brands redeemed the remaining outstanding aggregate principal on the 6.375% Notes due 2020 (the “6.375% Notes”) of $129.7 with a make whole premium of $4.6 charge to interest expense for the three months ended December 31, 2016 in connection with the issuance of the €425.0 aggregate principal amount of 4.00% Notes and repurchase of the 6.375% Notes on September 20, 2016.
Salus
In February 2013, September 2013 and February 2015, Salus completed a collateralized loan obligation (“CLO”) securitization of up to $578.5 notional aggregate principal amount. At December 31, 2016 and September 30, 2016, the outstanding notional aggregate principal amount of $37.0 and $39.7, respectively, was taken up by unaffiliated entities and consisted entirely of subordinated debt in both periods, and $58.8 and $63.0, respectively, was taken up by FGL and included in “Assets of business held for sale” in the accompanying Condensed Consolidated Balance Sheets. The obligations of the securitization is secured by the assets of the Variable Interest Entity, primarily asset-based loan receivables and carry residual interest subject to maintenance of certain covenants. Due to losses incurred in the CLO, at December 31, 2016 and September 30, 2016, the CLO was not accruing interest on the subordinated debt.

(10) Stock-Based Compensation
The Company recognized consolidated stock-based compensation expense of $11.1 and $15.0 during the three months ended December 31, 2016 and 2015, respectively. Stock-based compensation expense is principally included in “Selling, acquisition, operating and general expenses” in the accompanying Condensed Consolidated Statements of Operations.
A summary of stock option awards outstanding as of December 31, 2016 and related activity during the three months then ended are as follows (option amounts in thousands):

	HRG
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2016	4,231	$9.48	$3.80
Granted	318	15.39	5.96
Exercised	(77)	12.33	4.52
Stock options outstanding at December 31, 2016	4,472	9.85	3.94
Stock options vested and exercisable at December 31, 2016	3,902	9.20	3.71
Stock options outstanding and expected to vest	4,472	9.85	3.94
A summary of restricted stock awards, restricted stock units and performance restricted stock units outstanding as of December 31, 2016 and related activity during the three months then ended, under HRG and Spectrum Brands are as follows (share amounts in thousands):

	HRG
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock outstanding at September 30, 2016	1,975	$12.74
Granted	25	15.71
Exercised/Released	(1,543)	12.57
Nonvested restricted stock outstanding at December 31, 2016	457	13.49

	HRG		Spectrum Brands
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2016	42	$12.33	577	$94.97
Granted	—	—	688	126.97
Vested/Exercised	(42)	12.33	(477)	109.31
Forfeited or Expired	—	—	2	110.02
Restricted stock units outstanding at December 31, 2016	—	—	790	114.21
A summary of warrants outstanding as of December 31, 2016 and related activity during the three months then ended, under HRG‘s incentive plan are as follows (share amounts in thousands):

	HRG
Warrants	Units	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Warrants outstanding at September 30, 2016	1,200	$13.13	$3.22
Warrants outstanding at December 31, 2016	1,200	13.13	3.22
Warrants outstanding and expected to vest	1,200	13.13	3.22
HRG
During the three months ended December 31, 2016, HRG granted stock option awards and restricted stock awards representing approximately 318 thousand and 25 thousand, respectively. All of these grants are time based, and vest either immediately, or over a period of up to 3 years. The total fair value of the stock grants during the three months ended December 31, 2016 on their respective grant dates was approximately $2.3. During the three months ended December 31, 2016, stock option awards and restricted stock awards with a total fair value of $23.1 vested. The total intrinsic value of share options exercised during the three months ended December 31, 2016 was $0.2, for which HRG received cash of $1.0 in settlement.
During the three months ended December 31, 2015, HRG granted stock option awards, restricted stock awards and restricted stock unit awards representing approximately 28 thousand, 99 thousand and 6 thousand shares, respectively. All of these grants are time based, and vest either immediately, or over a period of up to 3 years. The total fair value of the stock grants during the three months ended December 31, 2015 on their respective grant dates was approximately $1.6. During the three months ended December 31, 2015, stock option awards and restricted stock awards with a total fair value of $28.1 vested. The total intrinsic value of stock options exercised during the three months ended December 31, 2015 was $2.1, for which HRG received cash of $3.2 in settlement.
Under HRG’s executive bonus plan for the fiscal year ending September 30, 2017, executives will be paid in cash. In addition, executives may also be granted stock, stock options and restricted stock shares.
As of December 31, 2016, there was approximately $3.9 of total unrecognized compensation cost related to unvested share-based compensation agreements previously granted, which is expected to be recognized over a weighted-average period of 1.27 years.
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
The following assumptions were used in the determination of these grant date fair values for options awarded using the Black-Scholes option pricing model:

Three months ended December 31,
	2016	2015
Risk-free interest rate	1.80% to 2.25%	1.65% to 1.74%
Assumed dividend yield	—%	—%
Expected option term	5.0 to 6.5 years	5.0 to 5.5 years
Volatility	35.1% to 37.5%	37.4% to 37.9%
The weighted-average remaining contractual term of outstanding stock option awards and warrants at December 31, 2016 was
5.07 years.

On November 17, 2016, the Company and Mr. Asali entered into a Transition Agreement (the “Transition Agreement”), which provides that Mr. Asali’s options and restricted stock awards that (i) were scheduled to vest and settle on November 29, 2016 vested and settled on such date and (ii) were scheduled to vest and settle on November 29, 2017 will vest and settle on the earlier of March 31, 2017 or such earlier dates specified in the Transition Agreement. In addition, the Transition Agreement provides that, subject to the terms thereof, Mr. Asali will receive from the Company (i) for the fiscal year ended September 30, 2016, a bonus of $8.0 in cash; and (ii) for the fiscal year ending September 30, 2017, (x) a bonus of $3.0 in cash, on the earlier of March 31, 2017 and the date on which the Company announces that it has entered into definitive documentation which, if the transactions contemplated thereby were consummated, would result in a sale, merger, change in control or other strategic transaction of or involving the Company and substantially all of its assets (such transaction, a “Transaction”); and (y) an additional payment of $3.0 (or such higher amount as determined by the Board of Directors), if the Company enters into definitive documentation with respect to a Transaction, Mr. Asali remains employed through the announcement date of such Transaction and shareholder approval for such Transaction is obtained or upon certain other events specified in the Transition Agreement. Under certain circumstances, Mr. Asali will also receive $0.5 in severance and 12 months of COBRA reimbursements. As a result of the foregoing, for the three months ended December 31, 2016, the Company recorded $3.5 of severance liability and corresponding expense with respect to the Transition Agreement.
Spectrum Brands
Spectrum Brands granted restricted stock units representing approximately 688 thousand shares during the three months ended December 31, 2016. Of these grants, 78 thousand restricted stock units vested immediately and 212 thousand restricted stock units are time-based and vest over a period of less than 1 year. The remaining 398 thousand are both performance and time-based and vest over a period of 1 to 3 years. The total market value of the restricted stock units on the dates of the grants was approximately $87.3. The remaining unrecognized pre-tax compensation cost related to restricted stock units at December 31, 2016 was $60.8.
Spectrum Brands granted restricted stock units representing approximately 442 thousand shares during the three months ended December 31, 2015. The 442 thousand restricted stock units granted during the three months ended December 31, 2015 included 112 thousand restricted stock units that vested immediately and 33 thousand restricted stock units are time-based and vest within a period of 1 year. The remaining 297 thousand shares are both performance and time-based and vest over a period ranging from 1 to 2 years. The total market value of the restricted stock units on the dates of the grants was approximately $42.1. The remaining unrecognized pre-tax compensation cost related to restricted stock units at December 31, 2015 was $44.5.
The fair value of restricted stock units is determined based on the market price of Spectrum Brands’ common stock on the grant date.

(11) Income Taxes
For the three months ended December 31, 2016, the Company’s effective tax rate of 92.7% differed from the expected U.S. statutory tax rate of 35.0% and was primarily impacted by U.S. pretax losses in the Company’s Corporate and Other segment where the tax benefits are not more-likely-than-not to be realized resulting in the recording of valuation allowance.
For the three months ended December 31, 2015, the Company’s effective tax rate of (143.6)% differed from the expected U.S. statutory tax rate of 35.0% and was impacted by the expected utilization of a portion of Spectrum Brand’s U.S. net operating losses that were previously recorded with valuation allowance against Spectrum Brand’s earnings during the fiscal year 2016 and recognition of tax benefits on losses from the Corporate and Other segment in the U.S. during the fiscal year 2016. The Company determined that a portion of the fiscal year 2016 losses related to the Corporate and Other segment were more-likely-than-not to be realized based on the expected taxable gain from the FGL Merger.

(12) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (share amounts in thousands):

	Three months ended December 31,
	2016	2015
Net loss from continuing operations attributable to controlling interest	$(25.5)	$(21.8)
Net income (loss) from discontinued operations attributable to controlling interest	237.7	(12.1)
Net income (loss) attributable to controlling interest	$212.2	$(33.9)

Weighted-average common shares outstanding - basic	199,185	197,507
Weighted-average shares outstanding - diluted	199,185	197,507

Net income (loss) per common share attributable to controlling interest:
Basic loss from continuing operations	$(0.13)	$(0.11)
Basic income (loss) from discontinued operations	1.19	(0.06)
Basic	$1.06	$(0.17)

Diluted loss from continuing operations	$(0.13)	$(0.11)
Diluted income (loss) from discontinued operations	1.19	(0.06)
Diluted	$1.06	$(0.17)
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of HRG common stock outstanding, excluding unvested restricted stock.
The following were excluded from the calculation of “Diluted net income (loss) per common share attributable to controlling interest” because the as-converted effect of the unvested restricted stock and stock units, stock options and warrants would have been anti-dilutive (share amounts in thousands):

	Three months ended December 31,
	2016	2015
Unvested restricted stock and restricted stock units	1,326	2,822
Stock options	1,567	1,303
Anti-dilutive warrants	104	—
For the three months ended December 31, 2015, there were 1.8 million outstanding warrants to purchase HRG common stock at an exercise price of $13.125 per share that were excluded from the calculation of “Diluted net income (loss) per common share attributable to controlling interest” because the exercise price per share was above the average stock price for the three months ended December 31, 2015.
(13) Commitments and Contingencies
Legal and Environmental Matters
The Company had aggregate accruals for its legal, environmental and regulatory matters of approximately $7.0 at December 31, 2016, of which $2.6 related to liabilities of business held for sale. The Company and its subsidiaries are involved in litigation and claims arising out of their prior businesses and arising in the ordinary course out of their current businesses, which include, among other things, indemnification and other claims and litigations involving HRG’s and its subsidiaries’ business practices, transactions, workers compensation matters, environmental matters, and personal injury claims. However, based on currently available information, including legal defenses available to the Company, and given the aforementioned accruals and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.
HRG
HRG is a defendant in various litigation matters generally arising out of its legacy businesses. HRG does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows. See discussion above under the heading “Legal and Environmental Matters”.

Spectrum Brands
Spectrum Brands is a defendant in various litigation matters generally arising out of the ordinary course of business. Spectrum Brands does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows. See discussion above under the heading “Legal and Environmental Matters”.
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
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2016, FGL had accrued $2.1 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $2.2.
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
On January 2, 2015, the Court entered Final Judgment in Cressy, certifying the class for settlement purposes, and approving the class settlement reached on April 4, 2014. On August 10, 2015, FGL tendered $1.3 to the Settlement Administrator for a claim review fund. FGL implemented an interest enhancement feature for certain policies as part of the class settlement, which enhancement began on October 12, 2015. On October 24, 2016, the parties filed a joint motion to amend the January 2, 2015 final order and judgment, to extend the deadline for settlement completion from October 24, 2016 to December 5, 2016. On December 5, 2016, Plaintiff Cressy filed a Notice of Filing Declaration of Settlement Administrator and Status of Completion of Settlement; the Declaration of Settlement Administrator included a certification by the Settlement Administrator that FGL had complied in all respects with the class settlement and that all eligible claims had been paid and the interest enhancement had been implemented pursuant to the terms of the class settlement.
At December 31, 2016, FGL estimated the total cost for the settlement, legal fees and other costs related to Cressy would be $9.2, with a liability for the unpaid portion of the estimate of less than $0.1. FGL had incurred and paid $5.9 related to legal fees and other costs and $3.3 related to settlement costs as of December 31, 2016. Based on the information currently available, FGL does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued.
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri (the “District Court”), captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated v. HRG, FGL Insurance, Raven Re, and Front Street Cayman. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), requests injunctive and declaratory relief and seeks unspecified compensatory damages for the putative class in an amount not presently determinable, treble damages, and other relief, and claims Plaintiff Ludwick overpaid for her annuity. On April 13, 2015, FGL joined in the filing of a joint motion to dismiss the complaint. On February 12, 2016, the District Court granted the defendants’ joint motion to dismiss. Judgment was entered on February 12, 2016. On March 3, 2016, Plaintiff Ludwick filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit (the “Court of Appeals”) from the District Court’s order and judgment. As of December 31, 2016, FGL did not have sufficient information to determine whether it was exposed to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $1.7, which was accrued during the year ended September 30, 2016.

Unfunded Lending Commitments
Salus and FGL had unfunded investment commitments as of December 31, 2016 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years.
Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At December 31, 2016, the notional amount of unfunded, legally binding lending commitments was approximately $2.3, which all expires in 1 year or less.
FGL had unfunded investment commitments of $143.8 as of December 31, 2016.

(14) Related Party Transactions
FGL has invested in CLO securities issued by Fortress Credit Opportunities III CLO LP (“FCO III”) and also invested in securities issued by Fortress Credit BSL Limited (“Fortress BSL”). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC (“Fortress”), which has acquired interests greater than 10% ownership in HRG as of December 31, 2016. Such CLOs had an aggregate total carrying value of $228.6 and $203.2 as of December 31, 2016 and September 30, 2016, respectively, of which $18.1 and $18.0, respectively, was included in the funds withheld receivables portfolio of Front Street. The Company’s net investment income from such securities was $3.0 and $2.2 for the three months ended December 31, 2016 and 2015, respectively, of which $0.3 and $0.3, respectively, was included in investment income, and the remaining $2.7 and $2.0, respectively, was included in income from discontinued operations.

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
The following schedules present the Company’s segment information for the three months ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016	2015
Revenues:
Consumer Products	$1,211.8	$1,218.8
Insurance	(28.7)	(10.0)
Intersegment adjustments and eliminations	6.2	(5.4)
Consolidated segment revenues	1,189.3	1,203.4
Corporate and Other	0.3	6.0
Total revenues	$1,189.6	$1,209.4

Operating income:
Consumer Products	$151.0	$142.5
Insurance	(15.4)	—
Intersegment adjustments and eliminations (a)	2.3	(19.0)
Total segment operating income	137.9	123.5
Corporate and Other	(20.2)	(23.7)
Consolidated operating income	117.7	99.8
Interest expense	(91.7)	(95.2)
Other income (expense), net	1.4	(0.7)
Income from continuing operations before income taxes	27.4	3.9
Income tax expense (benefit)	25.4	(5.6)
Net income from continuing operations	2.0	9.5
Income (loss) from discontinued operations, net of tax	258.8	(2.5)
Net income	260.8	7.0
Less: Net income attributable to noncontrolling interest	48.6	40.9
Net income (loss) attributable to controlling interest	$212.2	$(33.9)
(a) For its stand-alone reporting purposes, Front Street elected, since inception, to apply the fair value option to account for its funds withheld receivables, non-funds withheld assets and future policyholder benefits reserves related to its assumed reinsurance. For the Company’s consolidated reporting, the results from Front Street’s assumed reinsurance business with FGL is reported on FGL’s historical basis. Accordingly, in order to align the Company’s consolidated reporting, we have recorded a net intersegment adjustment to operating loss of $3.2 and $17.1 for the three months ended December 31, 2016 and 2015, respectively. Upon completion of the FGL Merger, the Company’s consolidated results will reflect all reinsurance business on the fair value option.

(16) Consolidating Financial Information
The following schedules present the Company’s accompanying Condensed Consolidated Balance Sheets information at December 31, 2016 and September 30, 2016, and accompanying Condensed Consolidated Statements of Operations information for the three months ended December 31, 2016 and 2015. These schedules present the individual segments of the Company and their contribution to the Condensed Consolidated Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, some of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.
The Corporate and Other column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio and corporate long term debt, and the results of Salus and HGI Energy. The elimination adjustments are for intercompany assets and liabilities, adjustments to align segment accounting policies with the consolidated basis, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

HRG Group, Inc. - Condensed Consolidating Balance Sheets Information

December 31, 2016	Consumer Products	Insurance	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Assets:
Investments in subsidiaries and affiliates	$—	$0.6	$2,362.3	$—	$(2,362.9)	$—
Affiliated loans and receivables	—	20.2	0.2	—	(20.4)	—
Cash and cash equivalents	143.3	35.4	170.1	—	—	348.8
Funds withheld receivables	—	1,682.8	—	—	(73.8)	1,609.0
Receivables, net	546.2	9.7	0.4	—	0.2	556.5
Inventories, net	779.7	—	—	—	—	779.7
Deferred tax assets	18.2	12.4	—	—	17.8	48.4
Property, plant and equipment, net	568.2	—	0.9	—	—	569.1
Goodwill	2,464.5	—	—	—	—	2,464.5
Intangibles, net	2,327.9	—	—	—	—	2,327.9
Other assets	106.5	19.3	15.3	—	16.1	157.2
Assets of business held for sale	—	—	—	26,801.6	—	26,801.6
Total assets	$6,954.5	$1,780.4	$2,549.2	$26,801.6	$(2,423.0)	$35,662.7

Liabilities and Equity:
Insurance reserves	$—	$1,653.3	$—	$—	$68.6	$1,721.9
Debt	3,656.2	—	1,746.0	—	56.8	5,459.0
Accounts payable and other current liabilities	825.4	6.6	67.9	—	0.5	900.4
Employee benefit obligations	106.5	—	5.2	—	—	111.7
Deferred tax liabilities	563.1	—	9.9	—	0.1	573.1
Other liabilities	17.9	2.8	6.0	—	—	26.7
Affiliated debt and payables	—	0.3	168.4	—	(168.7)	—
Liabilities of business held for sale	—	—	—	25,200.5	—	25,200.5
Total liabilities	5,169.1	1,663.0	2,003.4	25,200.5	(42.7)	33,993.3
Total stockholders’ equity	1,003.3	117.4	548.1	1,259.6	(2,380.3)	548.1
Noncontrolling interests	782.1	—	(2.3)	341.5	—	1,121.3
Total permanent equity	1,785.4	117.4	545.8	1,601.1	(2,380.3)	1,669.4
Total liabilities and equity	$6,954.5	$1,780.4	$2,549.2	$26,801.6	$(2,423.0)	$35,662.7

September 30, 2016	Consumer Products	Insurance	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Assets:
Investment in subsidiaries and affiliates	$—	$3.4	$2,405.3	$—	$(2,408.7)	$—
Affiliated loans and receivables	—	20.3	0.2	—	(20.5)	—
Cash and cash equivalents	275.3	32.1	189.9	—	—	497.3
Funds withheld receivables	—	1,725.0	—	—	(74.6)	1,650.4
Receivables, net	538.2	17.4	0.7	—	—	556.3
Inventories, net	740.6	—	—	—	—	740.6
Deferred tax assets	18.3	8.6	—	—	15.7	42.6
Property, plant and equipment, net	542.1	—	1.3	—	—	543.4
Goodwill	2,478.4	—	—	—	—	2,478.4
Intangibles, net	2,372.5	—	—	—	—	2,372.5
Other assets	103.7	18.1	34.6	—	16.2	172.6
Assets of business held for sale	—	—	—	26,738.7	—	26,738.7
Total assets	$7,069.1	$1,824.9	$2,632.0	$26,738.7	$(2,471.9)	$35,792.8

Liabilities and Equity:
Insurance reserves	$—	$1,685.9	$—	$—	$65.4	$1,751.3
Debt	3,620.2	—	1,747.7	—	63.0	5,430.9
Accounts payable and other current liabilities	931.6	6.1	51.6	—	0.5	989.8
Employee benefit obligations	120.2	—	5.2	—	—	125.4
Deferred tax liabilities	532.7	—	13.3	—	—	546.0
Other liabilities	20.4	3.5	8.3	—	(0.2)	32.0
Affiliated debt and payables	—	0.2	171.2	—	(171.4)	—
Liabilities of business held for sale	—	—	—	25,100.2	—	25,100.2
Total liabilities	5,225.1	1,695.7	1,997.3	25,100.2	(42.7)	33,975.6
Total stockholders’ equity	1,040.4	129.2	638.1	1,259.6	(2,429.2)	638.1
Noncontrolling interests	803.6	—	(3.4)	378.9	—	1,179.1
Total permanent equity	1,844.0	129.2	634.7	1,638.5	(2,429.2)	1,817.2
Total liabilities and equity	$7,069.1	$1,824.9	$2,632.0	$26,738.7	$(2,471.9)	$35,792.8

HRG Group, Inc. - Condensed Consolidating Statements of Operations Information

Three months ended December 31, 2016	Consumer Products	Insurance	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Revenues:
Net consumer and other product sales	$1,211.8	$—	$—	$—	$—	$1,211.8
Net investment income	—	—	0.3	—	10.4	10.7
Net investment losses	—	(28.7)	—	—	(5.1)	(33.8)
Insurance and investment product fees and other	—	—	—	—	0.9	0.9
Total revenues	1,211.8	(28.7)	0.3	—	6.2	1,189.6
Operating costs and expenses:
Cost of consumer products and other goods sold	761.8	—	—	—	—	761.8
Benefits and other changes in policy reserves	—	(15.7)	—	—	4.1	(11.6)
Selling, acquisition, operating and general expenses	299.0	2.4	20.5	—	(0.2)	321.7
Total operating costs and expenses	1,060.8	(13.3)	20.5	—	3.9	1,071.9
Operating income	151.0	(15.4)	(20.2)	—	2.3	117.7
Equity in net income of subsidiaries	—	—	263.7	—	(263.7)	—
Interest expense	(55.8)	—	(35.9)	—	—	(91.7)
Affiliated interest expense	—	—	(1.7)	—	1.7	—
Other income (expense), net	1.1	—	0.3	—	—	1.4
Income from continuing operations before income taxes	96.3	(15.4)	206.2	—	(259.7)	27.4
Income tax expense (benefit)	31.1	(3.8)	(6.0)	—	4.1	25.4
Net income from continuing operations	65.2	(11.6)	212.2	—	(263.8)	2.0
Income (loss) from discontinued operations, net of tax	—	—	—	258.8	—	258.8
Net income	65.2	(11.6)	212.2	258.8	(263.8)	260.8
Less: Net income attributable to noncontrolling interest	27.5	—	—	21.1	—	48.6
Net income (loss) attributable to controlling interest	$37.7	$(11.6)	$212.2	$237.7	$(263.8)	$212.2

Three months ended December 31, 2015	Consumer Products	Insurance	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Revenues:
Net consumer and other product sales	$1,218.8	$—	$—	$—	$—	$1,218.8
Net investment income	—	0.9	5.1	—	14.3	20.3
Net investment losses	—	(11.7)	—	—	(20.3)	(32.0)
Insurance and investment product fees and other	—	0.8	0.9	—	0.6	2.3
Total revenues	1,218.8	(10.0)	6.0	—	(5.4)	1,209.4
Operating costs and expenses:
Cost of consumer products and other goods sold	778.1	—	—	—	—	778.1
Benefits and other changes in policy reserves	—	(12.4)	—	—	13.2	0.8
Selling, acquisition, operating and general expenses	298.2	2.4	29.7	—	0.4	330.7
Total operating costs and expenses	1,076.3	(10.0)	29.7	—	13.6	1,109.6
Operating income	142.5	—	(23.7)	—	(19.0)	99.8
Equity in net income of subsidiaries	—	—	20.6	—	(20.6)	—
Interest expense	(58.4)	—	(35.7)	—	(1.1)	(95.2)
Affiliated interest expense	—	—	(5.4)	—	5.4	—
Other income (expense), net	(3.5)	—	3.0	—	(0.2)	(0.7)
Income from continuing operations before income taxes	80.6	—	(41.2)	—	(35.5)	3.9
Income tax expense (benefit)	6.9	(1.3)	(7.5)	—	(3.7)	(5.6)
Net income from continuing operations	73.7	1.3	(33.7)	—	(31.8)	9.5
Income (loss) from discontinued operations, net of tax	—	—	—	(2.5)	—	(2.5)
Net income	73.7	1.3	(33.7)	(2.5)	(31.8)	7.0
Less: Net income attributable to noncontrolling interest	31.1	—	0.2	9.6	—	40.9
Net income (loss) attributable to controlling interest	$42.6	$1.3	$(33.9)	$(12.1)	$(31.8)	$(33.9)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of HRG Group, Inc. (“HRG,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”) should be read in conjunction with our unaudited Condensed Consolidated Financial Statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of HRG which was included with our annual report filed on Form 10-K with the Securities and Exchange Commission (the “SEC”) on November 23, 2016 (the “Form 10-K”). Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part II — Other Information” of this report. You should consider our forward-looking statements in light of our unaudited Condensed Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the SEC. In this Quarterly Report on Form 10-Q we refer to the three months ended December 31, 2016 as the “Fiscal 2017 Quarter” and the three months ended December 31, 2015 as the “Fiscal 2016 Quarter”.
HRG Overview
We are a holding company that conducts its operations through its operating subsidiaries. As of December 31, 2016, our principal operations were conducted through subsidiaries that offer branded consumer products and related businesses (Spectrum Brands Holdings, Inc., (“Spectrum Brands”)); and insurance and reinsurance services (Fidelity & Guaranty Life (“FGL”) and Front Street Re (Delaware) Ltd. (“Front Street”)). We also own Salus Capital Partners, LLC, (“Salus”), an asset-based lender, and 99.5% of NZCH Corporation (“NZCH”), a public shell company. From time to time, we may manage a portion of our available cash and engage in other activities through our wholly-owned subsidiaries, HGI Funding, LLC (“HGI Funding”) and HGI Energy Holdings, LLC (“HGI Energy”).
We currently present our operations in two reportable segments: (i) Consumer Products, which consists of Spectrum Brands; and (ii) Insurance, which consists of Front Street.
On November 8, 2015, Anbang Insurance Group Co., Ltd., a joint-stock insurance company established in the People’s Republic of China (“Anbang”), AB Infinity Holding, Inc., a wholly-owned subsidiary of Anbang (“AB Infinity”), and AB Merger Sub, Inc., a wholly-owned subsidiary of AB Infinity (“Merger Sub”), entered into a definitive merger agreement (as amended, the “FGL Merger Agreement” and such merger, the “FGL Merger”) to acquire FGL for $26.80 per share. As a result of the FGL Merger Agreement, our ownership interest in FGL has been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and FGL’s operations were classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows and reported separately for all periods presented. See Note 4, Divestitures to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.
During the fourth quarter of the fiscal year ended September 30, 2016, HGI Energy completed the sale of its equity interests in Compass Production Partners, LP (“Compass”) to a third party (the “Compass Sale”). Following the completion of the Compass Sale, the Company no longer owns, directly or indirectly, any oil and gas properties and accordingly, the results of Compass are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations. See Note 4, Divestitures to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.
Consumer Products Segment
Through Spectrum Brands, we are a diversified global branded consumer products company with positions in the following major product lines and categories: consumer batteries, small appliances, global pet supplies, home and garden control products, personal care products, hardware and home improvement products and global auto care. Spectrum Brands manufactures, markets and/or distributes its products in approximately 160 countries in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), construction companies and hearing aid professionals.
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

Highlights for the Fiscal 2017 Quarter
Significant Transactions and Activity
Consumer Products Segment

•
On October 6, 2016, Spectrum Brands replaced all of its U.S. dollar-denominated term loans with new U.S. dollar-denominated term loans that carry lower interest rate margins, but otherwise are on the same terms as the old term loans, including the maturity date.

•	On October 20, 2016, Spectrum Brands redeemed $129.7 million aggregate principal amount of 6.375% Senior Notes due 2020 (the “6.375% Notes”) with a make whole premium of $4.6 million.
Corporate and Other

•
On November 17, 2016, HRG announced that Mr. Omar Asali, President, Chief Executive Officer and a director of the Company, plans to leave the Company in the second half of the fiscal year ending September 30, 2017.

•
In addition, on November 17, 2016, the Company announced that its Board had initiated a process to explore and evaluate strategic alternatives available to the Company with a view toward enhancing shareholder value. Strategic alternatives may include, but are not limited to, a merger, sale or other business combination involving the Company and/or its assets.

•
On January 13, 2017, subsequent to the end of the fiscal quarter, the Company entered into a Loan Agreement (“2017 Loan”), pursuant to which it may borrow up to an aggregate amount of $150.0 million. The 2017 Loan bears interest at an adjusted International Exchange London Interbank Offered Rate, plus 2.35% per annum, payable quarterly. At the end of January 2017, the Company had drawn $50.0 million under the 2017 Loan. The scheduled maturity date of the 2017 Loan is July 13, 2018, with an option for early termination by the borrower.

•
During the Fiscal 2017 Quarter, we continued the wind-down of the operations of Salus. The remaining outstanding amount of Salus loans continued to run-off, primarily attributable to paydowns. In addition, during the Fiscal 2017 Quarter, Salus sold its entire interest in the loan to RadioShack Corporation (“RadioShack”) to a third party buyer for $1.0 million (including $0.3 million attributable to FGL). The net carrying value of the loan to RadioShack prior to the sale was $2.5 million (including $0.8 million attributable to FGL).

Discontinued Operations

•
On November 3, 2016, FGL, Anbang, AB Infinity, and Merger Sub amended the FGL Merger Agreement to extend the outside termination date for the completion of the FGL Merger from November 7, 2016 to February 8, 2017. Accordingly, either party may terminate the FGL Merger Agreement if the closing of the FGL Merger does not occur on or prior to February 8, 2017. As of the date hereof, the parties to the FGL Merger Agreement were in discussions regarding an extension of the outside termination date beyond February 8, 2017. It is expected that FGL will make an announcement on or about February 9, 2017 regarding the outcome of those discussions.

Key financial highlights

•
Basic and diluted net loss from continuing operations attributable to common stockholders for the Fiscal 2017 Quarter was $0.13 per basic and diluted common share attributable to controlling interest, respectively, compared to basic and diluted net loss from continuing operations attributable to common stockholders of $0.11 per basic and diluted common share attributable to controlling interest in the Fiscal 2016 Quarter.

•	We ended the quarter with corporate cash and investments of approximately $148.2 million (primarily held at HRG and HGI Funding).

•
Our Consumer Products segment’s operating income for the Fiscal 2017 Quarter increased $8.5 million, or 6.0%, to $151.0 million from $142.5 million for the Fiscal 2016 Quarter. Our Consumer Products segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA - Consumer Products”) increased by $7.1 million, or 3.4%, to $214.2 million versus the Fiscal 2016 Quarter. The increase in operating income and Adjusted EBITDA - Consumer Products was primarily driven by $5.5 million improvements in the hardware and home improvement product category due to increase in net sales, cost improvements and product mix. Adjusted EBITDA margin represented 17.7% of sales as compared to 17.0% in the Fiscal 2016 Quarter.

•
Our Insurance segment’s operating loss of $15.4 million for the Fiscal 2017 Quarter reflected a decrease of $15.4 million from the break-even operating income reported for the Fiscal 2016 Quarter driven by lower values of the assets backing the insurance liabilities due to market conditions with increasing risk-free rates; and impairments on intercompany accounts that are eliminated upon consolidation. The decrease in operating income was partially offset by the effect of the insurance liability discount rates on the insurance liabilities.

•	During the Fiscal 2017 Quarter, we received cash dividends of approximately $16.1 million from our subsidiaries, including $13.0 million and $3.1 million from Spectrum Brands and FGL, respectively.

Results of Operations
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter
	2017	2016	Increase / (Decrease)
Revenues:
Consumer Products	$1,211.8	$1,218.8	$(7.0)
Insurance	(28.7)	(10.0)	(18.7)
Intersegment adjustments and eliminations	6.2	(5.4)	11.6
Consolidated segment revenues	1,189.3	1,203.4	(14.1)
Corporate and Other	0.3	6.0	(5.7)
Total revenues	$1,189.6	$1,209.4	$(19.8)
Operating income:
Consumer Products	$151.0	$142.5	$8.5
Insurance	(15.4)	—	(15.4)
Intersegment adjustments and eliminations (a)	2.3	(19.0)	21.3
Total segment operating income	137.9	123.5	14.4
Corporate and Other	(20.2)	(23.7)	3.5
Consolidated operating income	117.7	99.8	17.9
Interest expense	(91.7)	(95.2)	3.5
Other income (expense), net	1.4	(0.7)	2.1
Income from continuing operations before income taxes	27.4	3.9	23.5
Income tax expense (benefit)	25.4	(5.6)	31.0
Net income from continuing operations	2.0	9.5	(7.5)
Income (loss) from discontinued operations, net of tax	258.8	(2.5)	261.3
Net income	260.8	7.0	253.8
Less: Net income attributable to noncontrolling interest	48.6	40.9	7.7
Net income (loss) attributable to controlling interest	$212.2	$(33.9)	$246.1
(a) For its stand-alone reporting purposes, Front Street elected, since inception, to apply the fair value option to account for its funds withheld receivables, non-funds withheld assets and future policyholder benefits reserves related to its assumed reinsurance. For the Company’s consolidated reporting, the results from Front Street’s assumed reinsurance business with FGL is reported on FGL’s historical basis. Accordingly, in order to align the Company’s consolidated reporting, we have recorded a net intersegment adjustment to operating loss of $3.2 million and $17.1 million for the Fiscal 2017 Quarter and the Fiscal 2016 Quarter, respectively. Upon completion of the FGL Merger, the Company’s consolidated results will reflect all reinsurance business on the fair value option.
Revenues. Revenues for the Fiscal 2017 Quarter decreased $19.8 million, or 1.6%, to $1,189.6 million from $1,209.4 million for the Fiscal 2016 Quarter. The decrease was primarily due to lower net sales from our Consumer Products segment mainly as a result of the effect of foreign exchange rates; lower revenues generated by Salus as a result of the continued run-off of the asset-backed loan portfolio; and a decrease in fair value of the funds withheld receivables with third parties in the Insurance segment due to higher interest rates and wider credit spreads.
Consolidated operating income. Consolidated operating income for the Fiscal 2017 Quarter increased $17.9 million, or 17.9%, to $117.7 million from $99.8 million for the Fiscal 2016 Quarter. The increase was primarily due to increased profitability in our Consumer Products segment and lower impairments and loan loss provision expense in our Corporate and Other segment.
Interest Expense. Interest expense decreased $3.5 million to $91.7 million for the Fiscal 2017 Quarter from $95.2 million for the Fiscal 2016 Quarter. The decrease was primarily due to the effect of refinancing activities at Spectrum Brands.
Other income (expense), net. Other income increased $2.1 million to $1.4 million for the Fiscal 2017 Quarter from $0.7 million expense for the Fiscal 2016 Quarter, which was primarily driven by lower foreign exchange losses in the Fiscal 2017 Quarter as compared to the Fiscal 2016 Quarter.
Income Taxes. For the Fiscal 2017 Quarter, our effective tax rate of 92.7% differed from the expected U.S. statutory tax rate of 35.0% and was primarily impacted by U.S. pretax losses in our Corporate and Other segment in the U.S. where the tax benefits are not more-likely-than-not to be realized, resulting in the recording of valuation allowance.
For the Fiscal 2016 Quarter, our effective tax rate of (143.6)% differed from the expected U.S. statutory tax rate of 35.0% and was impacted by the expected utilization of a portion of Spectrum Brand’s U.S. net operating losses (“NOL”) that were previously recorded with valuation allowance against Spectrum Brand’s earnings during the fiscal year 2016 and recognition of tax benefits on a portion of current year losses from our Corporate and Other segment in the U.S. during the fiscal year 2016. The Company determined that a portion of the fiscal year 2016 losses related to our Corporate and Other segment are more-likely-than-not to be realized based on the expected taxable gain from the FGL Merger.
The majority of NOL, capital loss and tax credit carryforwards at HRG and a portion of Spectrum Brands have historically been subject to valuation allowances, as the Company concluded that all or a portion of the related tax benefits are not more-likely-than-not to be realized. Utilization of a portion of the NOL, capital loss and tax credit carryforwards of HRG and Spectrum Brands are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations resulted from ownership changes of more than 50 percentage points over a three-year period. The consummation of the FGL Merger is expected to result in significant utilization of tax attribute carryforwards against the taxable gain.
Income (loss) from discontinued operations, net of tax. Income from discontinued operations, net of tax for the Fiscal 2017 Quarter was $258.8 million and was entirely attributable to FGL. Loss from discontinued operations, net of tax for the Fiscal 2016 Quarter was $2.5 million due to a $35.6 million loss attributable to FGL, partially offset by $33.1 million of income related to Compass’ operations.
The increase in income of $294.4 million attributable to FGL was driven by a write-up of the carrying value of the assets of business held for sale to fair value less cost to sell of $144.5 million; the non-recurrence of $90.9 million income tax expense recorded in the Fiscal 2016 Quarter; and an increase in net income attributable to FGL’s operations of $56.7 million.
At December 31, 2016, the carrying value of the Company’s interest in FGL was $218.3 million higher than the fair value less cost to sell based on the sales price at December 31, 2016 and as a result, the Company partially reversed the previously recorded $362.8 million write-down of assets of business held for sale by $144.5 million. The decrease in the carrying value of the Company’s interest was primarily as a result of a decrease in unrealized gains on FGL’s investment portfolio during the Fiscal 2017 Quarter due to the increase in market yields.
The increase in net income attributable to FGL’s operations of $56.7 million was driven primarily by the change in the fixed indexed annuity present value of future credits and guarantee liability change that substantially decreased during the Fiscal 2017 Quarter. This increase was a result of the increase in longer duration risk free rates and higher net investment income as a result of higher assets under management and higher portfolio yield. These increases were partially offset by the effects of the amortization of deferred acquisition costs and tax.
Also attributing to the increase in FGL’s net income was the non-recurrence of $90.9 million income tax expense recorded in the Fiscal 2016 Quarter related to the establishment of a deferred tax liability of $338.6 million at December 31, 2015 as a result of classifying HRG’s ownership interest in FGL as held for sale, partially offset by a $247.7 million reduction of valuation allowance on HRG’s net operating and capital loss carryforwards expected to offset the tax effects of the FGL Merger.
The $33.1 million of income from discontinued operations, net of tax attributable to Compass in the Fiscal 2016 Quarter was primarily due to a gain on sale of oil and gas properties of $105.6 million, partially offset by a ceiling test impairment of $54.4 million.
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

Consumer Products Segment
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the periods (in millions):

	Fiscal Quarter
	2017	2016	Increase / (Decrease)
Net consumer and other product sales	$1,211.8	$1,218.8	$(7.0)
Cost of consumer products and other goods sold	761.8	778.1	(16.3)
Consumer products segment gross profit	450.0	440.7	9.3
Selling, acquisition, operating and general expenses	299.0	298.2	0.8
Operating income - Consumer Products segment	$151.0	$142.5	$8.5
Net consumer and other product sales. Net consumer and other product sales for the Fiscal 2017 Quarter decreased $7.0 million, or 0.6%, to $1,211.8 million from $1,218.8 million for the Fiscal 2016 Quarter. The decrease in net consumer and other product sales in the Fiscal 2017 Quarter was primarily due to the negative impact of foreign exchange rates of $18.8 million and a decline in organic net sales in global pet supplies, global auto care, and personal care product categories. These decreases were partially offset by the increase in organic net sales in consumer batteries, hardware and home improvement, small appliances and home and garden control product categories. Organic net sales excludes the impact of foreign currency translation and is considered a non-GAAP measurement (See “Non-GAAP Measures” section below for reconciliation of net sales to organic net sales).
Consolidated net sales by product category for each of those respective periods are as follows (in millions):

	Fiscal Quarter
	2017	2016	Increase / (Decrease)
Hardware and home improvement products	$288.8	$282.7	$6.1
Consumer batteries	260.5	252.6	7.9
Global pet supplies	194.2	203.4	(9.2)
Small appliances	186.4	189.9	(3.5)
Personal care products	162.6	168.8	(6.2)
Global auto care	69.5	73.7	(4.2)
Home and garden control products	49.8	47.7	2.1
Total net sales to external customers	$1,211.8	$1,218.8	$(7.0)
The following table details the principal components of the change in the Consumer Products segment net sales from the Fiscal 2016 Quarter to the Fiscal 2017 Quarter (in millions):

Net Sales
Fiscal 2016 Quarter Net consumer and other product sales	$1,218.8
Increase in consumer batteries	12.4
Increase in hardware and home improvement products	6.3
Increase in small appliances	4.0
Increase in home and garden control products	2.1
Decrease in personal care	(2.5)
Decrease in global auto care	(4.1)
Decrease in global pet supplies	(6.4)
Foreign currency impact, net	(18.8)
Fiscal 2017 Quarter Net consumer and other product sales	$1,211.8
Consumer batteries organic net sales increased $12.4 million for the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter primarily driven by an increase in EMEA of $11.2 million from promotional activity of branded alkaline batteries, plus expansion with new and current customers for branded and private label alkaline batteries and hearing aid and specialty batteries; and increases in APAC and LATAM of $1.5 million and $0.4 million, respectively; offset by a reduction in NA of $0.6 million from a discontinued private label product and reduced retail inventory on lighting products, offset by strong holiday point of sale (“POS”) on branded alkaline batteries.
Hardware and home improvement products organic net sales increased $6.3 million for the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter, primarily attributable to increases in security products of $7.2 million from higher volumes through the introduction of new products with key retailers, promotional sales through e-commerce channels, increased volumes with non-retail wholesale and builder channels, and the introduction of Tell Manufacturing, Inc. product into retail channels, partially offset by the exit of lower margin business; lower hardware sales of $0.7 million driven by the exit of lower margin business offset by incremental retail volumes and new products introduction; and a marginal decrease in plumbing of $0.2 million. Overall, net sales were adversely impacted by $4.0 million due to product exits that were primarily associated with branded products that was transitioned under a third party license agreement.
Small appliances organic net sales increased $4.0 million for the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter primarily attributable to increases in NA of $8.7 million from incremental product listings and volumes with key retailers, incremental promotional sales, and continued expansion in other distribution channels including e-commerce; and increases in EMEA of $0.9 million from market expansion; offset by a decrease in APAC of $2.4 million from lower promotional activity and a decrease in LATAM of $3.2 million from lower POS within the region.
Home and garden control products organic net sales grew $2.1 million primarily attributable to an increase in household insect control products of $3.5 million driven by stronger POS at major retailers, partially offset by decreases in lawn and garden control products and repellent products of $0.9 million and $0.5 million, respectively, due to timing of seasonal inventory sales with retailers.

Personal care products organic net sales decreased $2.5 million for the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter primarily attributable to decreases in NA of $5.2 million due to softer category POS and retail inventory reductions; offset by increases in EMEA of $2.8 million from promotional sales and market expansion.
Global auto care organic net sales decreased $4.1 million due to the timing of sales in the prior year in coordination with integration activities and the deferral of product sales with certain customers in EMEA.
Global pet supplies organic net sales decreased $6.4 million for the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter driven by decreases in companion animal and pet food sales of $8.8 million from reduced listings and retail inventory reductions with key pet retailers, increased competition and low-margin product exits of $2.1 million, partially offset by increased sales through strategic customers and other channels including e-commerce; and further offset by an increase in aquatic sales of $2.4 million primarily in EMEA related to promotional activity.
Cost of consumer products and other goods sold / Consumer products segment gross profit. Consumer products segment gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2017 Quarter was $450.0 million compared to $440.7 million for the Fiscal 2016 Quarter. The increase in gross profit was mainly attributable to an increase in gross profit margin. Gross profit margin for the Fiscal 2017 Quarter increased to 37.1% compared to 36.2% for the Fiscal 2016 Quarter. The increase in gross profit margin was primarily due to a shift to higher margin product sales and the exit of low-margin product sales and continuing cost improvements initiatives.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased by $0.8 million, or 0.3%, to $299.0 million for the Fiscal 2017 Quarter, from $298.2 million for the Fiscal 2016 Quarter mainly due to an increase in selling and general and administrative expenses of $5.0 million; and an increase in restructuring and related charges of $1.0 million related to global auto care restructuring initiatives; partially offset by decreased acquisition and integration related charges of $5.8 million due to lower integration activity.

Insurance Segment
Presented below is a table that summarizes the results of operations of our Insurance segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter
	2017	2016	Increase / (Decrease)
Insurance segment revenues	$(28.7)	$(10.0)	$(18.7)

Benefits and other changes in policy reserves	(15.7)	(12.4)	(3.3)
Selling, acquisition, operating and general expenses	2.4	2.4	—
Total Insurance segment operating costs and expenses	(13.3)	(10.0)	(3.3)
Operating loss - Insurance segment	$(15.4)	$—	$(15.4)
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
Insurance segment revenues. For the Fiscal 2017 Quarter, Insurance segment revenues decreased $18.7 million to a loss of $28.7 million from a loss of $10.0 million for the Fiscal 2016 Quarter. The decrease in Insurance segment revenues was primarily driven by a decrease in the fair value of the underlying fixed maturity debt securities included in the funds withheld receivables during the Fiscal 2017 Quarter due to market conditions with increasing risk-free rates and widening credit spreads resulting in generally lower valuations of fixed maturity debt securities coupled with credit impairment losses due to intercompany investments.
Benefits and other changes in policy reserves. For the Fiscal 2017 Quarter, benefits and other changes in policy reserves were $15.7 million as compared to $12.4 million for the Fiscal 2016 Quarter. The change was primarily due to the increase in the insurance liability discount rate for the Fiscal 2017 Quarter.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses of the Insurance segment remained flat for the Fiscal 2017 Quarter as compared to the Fiscal 2016 Quarter.

Corporate and Other Segment
Presented below is a table that summarizes the results of operations of our Corporate and Other segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter
	2017	2016	Increase / (Decrease)
Corporate and Other segment revenues	$0.3	$6.0	$(5.7)
Selling, acquisition, operating and general expenses	20.5	29.7	(9.2)
Operating loss - Corporate and Other segment	$(20.2)	$(23.7)	$3.5
Corporate and Other segment revenues. Corporate and Other segment revenues decreased $5.7 million to $0.3 million from $6.0 million for the Fiscal 2016 Quarter, primarily driven by lower revenue generated by Salus as a result of the continued run-off of the remaining outstanding amount of Salus loans primarily attributable to paydowns on existing loans and a lack of new loan originations by Salus, coupled with the effect of the Company’s sale of its ownership interest in CorAmerica Capital, LLC (“CorAmerica”) and the wind-down of the operations of Energy & Infrastructure Capital, LLC (“EIC”).
Selling, acquisition, operating and general expenses. Presented below is a table that summarizes the Selling, acquisition, operating and general expenses of our Corporate and Other segment by product line, and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter
Selling, acquisition, operating and general expenses	2017	2016	Increase / (Decrease)
Corporate	$15.5	$14.6	$0.9
Asset management operating and general expenses	5.0	15.1	(10.1)
Selling, acquisition, operating and general expenses - Corporate and Other segment	$20.5	$29.7	$(9.2)
Corporate
Selling, acquisition, operating and general expenses increased $0.9 million to $15.5 million for the Fiscal 2017 Quarter from $14.6 million for the Fiscal 2016 Quarter. The increase was primarily due to severance costs related to headcount reduction, partially offset by a decrease in bonus and stock-based compensation.
Asset Management Operating and General Expenses
Selling, acquisition, operating and general expenses decreased $10.1 million to $5.0 million for the Fiscal 2017 Quarter from $15.1 million for the Fiscal 2016 Quarter. The decrease in selling, acquisition, operating and general expenses reflect lower impairments and loan loss provision expenses on the asset-based loan portfolio, coupled with the effects of the continued run-off of the Salus portfolio, the Company’s sale of its ownership interest in CorAmerica, and the wind-down of operations of EIC.

Non-GAAP Measurements
Adjusted EBITDA — Consumer Products
Adjusted EBITDA — Consumer Products is a non-GAAP financial measure used by Spectrum Brands and one of the measures used for determining Spectrum Brands’ debt covenant compliance. We believe that certain financial measures that are not prescribed by generally accepted accounting principles (“GAAP”) provides useful information to investors because it reflects ongoing operating performance and trends, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods and facilitates comparisons between peer companies since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies.
EBITDA is calculated by excluding income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from our Consumer Products segment’s net income. Adjusted EBITDA further excludes: (1) stock-based compensation expense as it is a non-cash based compensation cost; (2) acquisition and integration charges that consist of transaction costs from acquisition transactions during the period or subsequent integration related project costs directly associated with the acquired business; (3) restructuring and related charges, which consist of project costs associated with restructuring initiatives; and (4) other adjustments. During the Fiscal 2017 Quarter, other adjustments consisted of costs associated with the exiting of a key executive, coupled with onboarding a key executive at Spectrum Brands.
While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace the Company’s GAAP financial results or the GAAP financial results of our Consumer Products segment.

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
The table below shows the adjustments made to the reported net income of the Consumer Products segment to calculate its Adjusted EBITDA (in millions):

	Fiscal Quarter
Reconciliation to reported net income:	2017	2016	Increase / (Decrease)
Reported net income - Consumer Products segment	$65.2	$73.7	$(8.5)
Interest expense	55.8	58.4	(2.6)
Income tax expense	31.1	6.9	24.2
Depreciation of properties	22.4	23.0	(0.6)
Amortization of intangibles	23.6	23.6	—
EBITDA - Consumer Products segment	198.1	185.6	12.5
Stock-based compensation	8.8	10.1	(1.3)
Acquisition and integration related charges	4.1	9.9	(9.9)
Restructuring and related charges	3.2	1.2	2.0
Other	—	0.3	(0.3)
Adjusted EBITDA - Consumer Products segment	$214.2	$207.1	$7.1
Our Consumer Products segment’s Adjusted EBITDA increased $7.1 million to $214.2 million in the Fiscal 2017 Quarter as compared to $207.1 million in the Fiscal 2016 Quarter primarily driven by $5.5 million improvements in the hardware and home improvement product line due to increase in net sales, cost improvements and product mix. Adjusted EBITDA margin represented 17.7% of sales in the Fiscal 2017 Quarter as compared to 17.0% in the Fiscal 2016 Quarter.
Organic Net Sales — Consumer Products
Our Consumer Products segment results contain financial information regarding organic net sales, which is defined as net sales excluding the effect of changes in foreign currency exchange rates and/or impact from acquisitions (when applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating performance from our Consumer Products segment’s activities without the effect of changes in currency exchange rate and/or acquisitions. The Consumer Products segment uses organic net sales as one measure to monitor and evaluate their regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior period. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. Spectrum Brands excludes net sales from acquired businesses in the current period for which there are no comparable sales in the prior period.
The following is a reconciliation of reported net sales to organic net sales for the Fiscal 2017 Quarter compared to net sales for the Fiscal 2016 Quarter:

	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales Fiscal 2016 Quarter	Variance	% Variance
Hardware and home improvement products	$288.8	$0.2	$289.0	$282.7	$6.3	2.2%
Consumer batteries	260.5	4.5	265.0	252.6	12.4	4.9%
Global pet supplies	194.2	2.8	197.0	203.4	(6.4)	(3.1)%
Small appliances	186.4	7.5	193.9	189.9	4.0	2.1%
Personal care products	162.6	3.7	166.3	168.8	(2.5)	(1.5)%
Global auto care	69.5	0.1	69.6	73.7	(4.1)	(5.6)%
Home and garden control products	49.8	—	49.8	47.7	2.1	4.4%
Total	$1,211.8	$18.8	$1,230.6	$1,218.8	$11.8	1.0%

Liquidity and Capital Resources
HRG
HRG is a holding company and its liquidity needs are primarily for interest payments on the 7.875% Senior Secured Notes due 2019 (the “7.875% Notes”), the 7.75% Senior Notes due 2022 (the “7.75% Notes”) and the 2017 Loan (approximately $138.4 million per year), professional fees (including advisory services, legal and accounting fees), executive bonuses, salaries and benefits, office rent, pension expense, insurance costs and funding certain requirements of our insurance and other subsidiaries. HRG’s current source of liquidity is its cash, cash equivalents and investments, and distributions from our subsidiaries.
During the Fiscal 2017 Quarter, we received cash dividends of $16.1 million from our subsidiaries, including $13.0 million and $3.1 million from Spectrum Brands and FGL, respectively. During the fiscal year ending September 30, 2017, we expect to receive approximately $62.4 million of dividends from our subsidiaries’ distributable earnings.
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
HRG’s liquidity may also be impacted by the capital needs of HRG’s subsidiaries and the ability of our subsidiaries to remain in compliance with the covenants governing their indebtedness. Such entities may require additional capital to acquire other business, maintain or grow their businesses, make payments on, or remain in compliance with the covenants governing their indebtedness, and/or make upstream cash distributions to HRG. For example, Front Street has required, and may in the future require, additional capital in order to operate its business, engage in reinsurance transactions, and/or to meet regulatory or other applicable capital requirements. Similarly, Salus has required, and may in the future require, additional capital in order to operate its business, collect its existing loans and wind-down its business. HGI Energy has required, and may in the future require, additional capital to conduct its operations and pay interest on the HGI Energy Notes (as defined below).
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund the capital needs of our subsidiaries. At December 31, 2016, HRG’s corporate cash, cash equivalents and investments were $148.2 million.
We expect that dividends from our subsidiaries along with our cash on hand, cash equivalents and investments to exceed our expected cash requirements and to satisfy our interest obligations, and general administrative expenses for at least the next twelve months. Depending on a variety of factors, including general state of capital markets, operating needs or business strategies, HRG and/or one or more of its subsidiaries may or may be required to raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or on terms satisfactory to HRG. We seek to service any such new additional debt through increasing the dividends we receive or disposing of certain of our holdings, but there can be no assurance that we will be able to do so. We may also seek to repurchase, retire or refinance, as applicable, all or a portion of, our 7.875% Notes, the 7.75% Notes, the 2017 Loan, or common stock through open market purchases, tender offers, negotiated transactions or otherwise.
HGI Energy
HGI Energy has indebtedness of an aggregate $92.0 million under notes issued by HGI Energy for which Front Street, a wholly-owned subsidiary of HRG bears the economic risk (the “HGI Energy Notes”). The HGI Energy Notes mature on August 22, 2017 and carry interest of 0.71% payable semi-annually. HGI Energy’s assets at December 31, 2016 included $103.0 million of marketable securities owned by HGI Energy. HGI Energy has required, and may in the future require, additional capital to conduct its operations and pay interest on the HGI Energy Notes.

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due during the remainder of the fiscal year ending September 30, 2017 through a combination of cash on hand ($143.3 million at December 31, 2016), cash flows from operations and $300.6 million available borrowings under the asset based lending revolving credit facility (the “Revolver Facility”). Spectrum Brands expects its capital expenditures for the fiscal year ending September 30, 2017 will be approximately $110.0 million to $120.0 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under Spectrum Brands’ debt agreements, including the Revolver Facility, will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.

Front Street
Front Street’s liquidity needs consist primarily of supporting the capitalization of its reinsurance business. As of December 31, 2016, Front Street maintained regulatory capital in excess of its minimum commitments. Front Street’s reinsurance obligations are collateralized by the assets in the funds withheld accounts of ceding companies. Front Street does not expect to need additional liquidity in the near-term, but there can be no assurance that its capitalization or the funds withheld assets will be sufficient in the future to meet applicable regulatory requirements or its reinsurance obligations in the event of impairments in the funds withheld assets.
Funds withheld receivables
Front Street Re (Cayman) Ltd. (“Front Street Cayman”), a wholly-owned subsidiary of Front Street, has entered into various reinsurance agreements on a funds withheld basis, meaning that funds are withheld by the ceding company, from the coinsurance premium owed to Front Street Cayman as collateral for Front Street Cayman’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership for the ceding company. Front Street Cayman’s investment portfolio underlying the funds withheld assets includes fixed maturities and short-term investments that are recorded at fair value and other invested assets. The carrying values of the investments underlying the funds withheld receivables at December 31, 2016 and September 30, 2016 were as follows (in millions):

	December 31, 2016		September 30, 2016
Asset Class	Fair Value	Percent	Fair Value	Percent
Corporates	$1,048.0	68.4%	$1,033.3	67.3%
Asset/Mortgage-backed securities	324.9	21.2%	350.4	22.8%
Government bonds	79.6	5.2%	69.9	4.6%
Municipals	61.5	4.0%	66.4	4.3%
Preferred stock	12.1	0.8%	8.2	0.5%
Agency bonds	6.7	0.4%	6.9	0.5%
Total fixed maturity securities included in funds withheld receivables	1,532.8	100.0%	1,535.1	100.0%
Accrued interest	16.6		17.8
Net cash receivables	39.1		77.7
Policy loans and other	20.5		19.8
Total funds withheld receivables	$1,609.0		$1,650.4
The decrease in fair value of the funds withheld receivables at December 31, 2016 compared to September 30, 2016 was primarily related to the increase in risk-free rates and widening credit spreads, partially offset by net purchases of investments related to new reinsurance business under an existing flow treaty with a third party.

The table below summarizes Front Street’s funds withheld receivables rated by established nationally recognized statistical rating organizations in percentage terms at December 31, 2016 and September 30, 2016 (by credit rating, in millions):

	December 31, 2016		September 30, 2016
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$100.0	6.5%	$109.9	7.2%
AA	184.4	12.0%	205.9	13.4%
A	290.2	18.9%	263.7	17.2%
BBB	498.8	32.6%	502.1	32.7%
BB	188.7	12.3%	187.6	12.2%
B and below	261.8	17.1%	256.8	16.7%
Not rated	8.9	0.6%	9.1	0.6%
Total	$1,532.8	100.0%	$1,535.1	100.0%
See Note 7, Funds Withheld Receivables, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information regarding the funds withheld receivables portfolio.
Salus
Salus expects that its available cash on hand will be sufficient for it to fund its operations going forward, which consists principally of collecting outstanding loans and winding down its business. However, there can be no assurance that unexpected losses and contingencies, such as larger than expected litigation expenses, would not require additional capital to conduct its operations.
The Company’s portfolio of asset-based loans receivable, originated by Salus and its co-lender Front Street, are included in “Other assets” in the Condensed Consolidated Balance Sheets, included in Part I - Item 1. Financial Statements. The asset-based loans participations by FGL are included in “Assets of business held for sale” in the Condensed Consolidated Balance Sheets, included in Part I - Item 1. Financial Statements.
As of December 31, 2016 and September 30, 2016, the Company’s portfolio of asset-based loans receivable originated by Salus and its co-lender Front Street consisted of the following:

	December 31, 2016	September 30, 2016
Asset-based loans, net of deferred fees, by major industry:
Manufacturing	$10.5	$10.9
Apparel	7.3	18.8
Jewelry	3.5	7.2
Electronics	—	3.1
Other	3.3	6.0
Total asset-based loans	24.6	46.0
Less: Allowance for credit losses	10.9	11.0
Total asset-based loans, net	$13.7	$35.0
FGL (Business Held for Sale)
FGL’s principal source of liquidity is dividends from Fidelity & Guaranty Life Holdings (“FGH”), whose liquidity is, in turn, principally based on dividends from its operating insurance company subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”). FGL Insurance’s and FGL NY Insurance’s primary sources of liquidity are cash flow from insurance premiums and fees and investment income. FGL’s principal use of cash is to fund payments under their annuity and universal life products. FGL Insurance’s and FGL NY Insurance’s cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase). Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post to our counterparties would also decline (or increase). FGH also maintains lines of credit and long-term debt financing, which provide liquidity but also require debt service.
FGL’s principal use of liquidity is to pay dividends to its stockholders, including HRG. Its ability to pay dividends is limited by regulatory and capital adequacy considerations and contractual limitations, including the FGL Merger Agreement, and other limitations applicable to its subsidiaries.

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our continuing activities and the amount of the respective increases or decreases in cash provided or used from those continuing activities between the fiscal periods (in millions):

	Fiscal Quarter
	2017	2016	Increase / (Decrease)
Net change in cash due to continuing operating activities:
Consumer Products	$5.8	$(223.2)	$229.0
Insurance, including eliminations related to the cession between Front Street and FGL	36.5	34.6	1.9
Corporate and Other	(34.4)	(32.7)	(1.7)
Net change in cash due to continuing operating activities	7.9	(221.3)	229.2
Net change in cash due to continuing investing activities	(12.2)	99.7	(111.9)
Net change in cash due to continuing financing activities	(137.8)	30.0	(167.8)
Effect of exchange rate changes on cash and cash equivalents	(6.4)	(3.1)	(3.3)
Net change in cash and cash equivalents in continuing operations	$(148.5)	$(94.7)	$(53.8)
Operating Activities
Cash provided by operating activities totaled $7.9 million for the Fiscal 2017 Quarter as compared to cash used of $221.3 million for the Fiscal 2016 Quarter. The $229.2 million increase in cash provided was primarily the result of a $229.0 million increase in cash provided by the Consumer Products segment.
The $229.0 million increase in cash provided by operating activities in the Consumer Products segment was primarily due to (i) $244.4 million incremental cash generated from the segment operations; including cash contributed by working capital, primarily from decreases of receivables and inventory due to working capital management initiatives; and (ii) decreases in cash paid for interest of $17.1 million due to a reduction in annualized interest costs, excluding a non-recurring financing cost of $5.6 million associated with a premium on redemption of the 6.375% Notes and costs for re-pricing the U.S. dollar denominated term loan facility; partially offset by (i) cash paid to Stanley Black & Decker, Inc. of $23.2 million as a non-recurring settlement of transitional operating costs subsequent to the acquisition of the hardware and home improvement business that was acquired in 2013; (ii) increased corporate expenditures of $2.6 million; (iii) an increase in cash paid for income taxes of $0.5 million; and (iv) a $0.3 million increase in cash paid for restructuring and integration related charges.
Investing Activities
Cash used in investing activities was $12.2 million for the Fiscal 2017 Quarter and was primarily related to purchases of property, plant and equipment by Spectrum Brands of $28.0 million; partially offset by cash proceeds from the net repayment of asset-based loans of $17.4 million.
Cash provided by investing activities was $99.7 million for the Fiscal 2016 Quarter and was primarily related to (i) $65.2 million of cash provided from the net repayment of asset-based loans; and (ii) $51.8 million of cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments. Partially offsetting these inflows were purchases of property, plant and equipment by Spectrum Brands of $17.4 million.
Financing Activities
Cash used in financing activities was $137.8 million for the Fiscal 2017 Quarter and was primarily related to (i) debt repayment by Spectrum Brands of $135.9 million; (ii) purchases of Spectrum Brands stock of $97.6 million; (iii) share-based award tax withholding payments of $34.9 million; (iv) cash used for payment of contractholder account withdrawals, net of account deposits of $29.6 million; (v) dividend paid by Spectrum Brands to noncontrolling interests of $9.6 million; and (vi) debt repayment at Salus of $7.8 million; partially offset by net proceeds from the Revolver Facility and other notes by Spectrum Brands of $177.2 million.
Cash provided by financing activities was $30.0 million for the Fiscal 2016 Quarter and was primarily related to the borrowing under Spectrum Brands’ Revolver Facility of $230.0 million offset by (i) repayment of debt of $87.6 million; (ii) purchases of Spectrum Brands stock of $49.6 million; (iii) cash used for the payment of contractholder account withdrawals, net of contractholder account deposits of $35.9 million; and (iv) share-based award tax withholding payments of $20.6 million.

Debt Financing Activities
At December 31, 2016, HRG and its subsidiaries were in compliance with their respective covenants under their respective documents. See Note 9, Debt, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information regarding the Company and its subsidiaries’ debt activities during the Fiscal 2017 Quarter.

Equity Financing Activities
During the Fiscal 2017 Quarter, we granted shares and restricted stock awards representing approximately 25 thousand shares to our employees and directors. The total market value of the restricted shares on the date of grant was approximately $0.4 million, a portion of which represented unearned restricted stock-based compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

Contractual Obligations
At December 31, 2016, there have been no material changes to the contractual obligations as set forth in our Form 10-K, except as discussed in Note 9, Debt, to our Condensed Consolidated Financial Statements. Refer to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.

Off-Balance Sheet Arrangements
Throughout our history, we have entered into indemnifications in the ordinary course of business with our customers, suppliers, service providers, business partners and in connection with the purchase and sale of assets, securities and businesses. Additionally, we have indemnified our directors and officers who are, or were, serving at our request in such capacities. Although the specific terms or number of such arrangements is not precisely quantifiable, we do not believe that future costs associated with such arrangements will have a material impact on our financial position, results of operations or cash flows. At December 31, 2016, there have been no material changes to the off-balance sheet arrangements as set forth in our Form 10-K.

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

Recent Accounting Pronouncements Not Yet Adopted
At December 31, 2016, there have been no material changes to the recent accounting pronouncements not yet adopted as set forth in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk Factors
There has been no material changes in the Company’s market risk during the three months ended December 31, 2016. For additional information, refer to Note 5, Derivative Financial Instruments, Note 6, Fair Value of Financial Instruments, Note 7, Funds Withheld Receivables and Note 9, Debt to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements in this report and to Part II, Item 7A of our Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the Fiscal 2017 Quarter. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the Fiscal 2017 Quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In addition, you should understand that the following important factors, in addition to those discussed in Item 1A of this report and those discussed in Part I, Item 1A. “Risk Factors” in our Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating the business of the Company and our subsidiaries.
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

•
the impact of covenants in the indenture governing our 7.875% Senior Secured Notes due 2019, the covenants in the indenture governing our 7.750% Senior Notes due 2022 and the 2017 Loan, the continuing covenants contained in the certificate of designation governing our Series A Participating Convertible Preferred Stock and future financing or refinancing agreements, on our ability to operate our business and finance our pursuit of our business strategy;

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

•	the impact of decisions by our significant stockholders, whose interest may differ from those of our other stockholders, or any of them ceasing to remain significant stockholders;

•	the effect any interests of our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

•	the impact of additional material charges associated with our oversight of acquired or target businesses and the integration of our financial reporting;

•	the impact of restrictive covenants and applicable laws, including securities laws, on our ability to dispose of equity interests we hold;

•	the impact of potential losses and other risks from changes in the value of our assets;

•	our ability to effectively increase the size of our organization, if needed, and manage our growth;

•	the impact of a determination that we are an investment company or personal holding company;

•	the impact of claims or litigation arising from operations, agreements and transactions, including litigation arising from or involving former subsidiaries;

•	the impact of expending significant resources in considering acquisition or disposition targets or strategic opportunities that are not consummated;

•	our and our subsidiaries’ ability to successfully integrate current and future acquired businesses into our existing operations and achieve the expected economic benefits;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	the impact of the relatively low market liquidity for shares of our Common Stock (“Common Stock”);

•	the impact on the holders of our Common Stock if we issue additional shares of our Common Stock or preferred stock; and

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

•	the impact of pending or threatened litigation;

•	the impact of cybersecurity breaches or Spectrum Brands’ actual or perceived failure to protect company and personal data;

•	changes in accounting policies applicable to Spectrum Brands’ business;

•	government regulations;

•	the seasonal nature of sales of certain of Spectrum Brands’ products;

•	the effects of climate change and unusual weather activity; and

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.

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
Information about our risk factors is contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended
September 30, 2016. We believe that at December 31, 2016, there has been no material changes to this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended December 31, 2016, HRG did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. On May 29, 2014, the HRG’s board of directors authorized a program to purchase up to $100.0 million of HRG’s shares of common stock. During the three months ended December 31, 2016, we did not repurchase any of our common stock. At December 31, 2016, there were $12.3 million of shares that may yet be repurchased under the plans of the program authorized by HRG’s board of directors.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.     Exhibits

Exhibit No.	Description of Exhibits
10.1
Transition Agreement, dated as of November 17, 2016, by and between HRG Group, Inc. and Omar M. Asali (incorporated herein by reference to Exhibit 10.1 to the Company’s Amendment No.1 to its Annual Report on Form 10-K, filed January 27, 2017 (File No. 1-4219)).

10.2
Separation and Release Agreement, dated as of November 28, 2016, by and between HRG Group, Inc. and David M. Maura (incorporated herein by reference to Exhibit 10.2 to the Company’s Amendment No.1 to its Annual Report on Form 10-K, filed January 27, 2017 (File No. 1-4219)).

10.3
Form of Employee Nonqualified Option Award Agreement, dated as of December 14, 2016, by and between HRG Group, Inc. and David Maura (incorporated herein by reference to Exhibit 10.3 to the Company’s Amendment No.1 to its Annual Report on Form 10-K, filed January 27, 2017 (File No. 1-4219)).

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

HRG GROUP, INC. (Registrant)

Dated:	February 7, 2017	By:	/s/ George C. Nicholson
Senior Vice President, Chief Accounting Officer and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)