Form 10-Q
period 2017-03-31
HRG GROUP, INC.
filed 2017-05-05
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large Accelerated Filer	☒		Accelerated Filer	☐
Non-accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒
There were 200,543,374 shares of the registrant’s common stock outstanding as of May 2, 2017.

HRG GROUP, INC.

PART I: FINANCIAL INFORMATION
Item 1.    Financial Statements
HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2017	September 30, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$320.3	$497.3
Funds withheld receivables	1,634.2	1,650.4
Receivables, net	584.3	556.3
Inventories, net	836.3	740.6
Deferred tax assets	31.6	42.6
Property, plant and equipment, net	661.7	543.4
Goodwill	2,473.8	2,478.4
Intangibles, net	2,312.5	2,372.5
Other assets	163.6	172.6
Assets of business held for sale	27,678.5	26,738.7
Total assets	$36,696.8	$35,792.8

LIABILITIES AND EQUITY
Insurance reserves	$1,728.2	$1,751.3
Debt	5,623.9	5,430.9
Accounts payable and other current liabilities	849.0	989.8
Employee benefit obligations	112.2	125.4
Deferred tax liabilities	588.8	546.0
Other liabilities	30.7	32.0
Liabilities of business held for sale	25,995.7	25,100.2
Total liabilities	34,928.5	33,975.6

Commitments and contingencies

HRG Group, Inc. shareholders' equity:
Common stock	2.0	2.0
Additional paid-in capital	1,410.6	1,447.1
Accumulated deficit	(901.8)	(1,031.9)
Accumulated other comprehensive income	94.2	220.9
Total HRG Group, Inc. shareholders' equity	605.0	638.1
Noncontrolling interest	1,163.3	1,179.1
Total shareholders' equity	1,768.3	1,817.2
Total liabilities and equity	$36,696.8	$35,792.8
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenues:
Net consumer and other product sales	$1,169.9	$1,209.6	$2,381.7	$2,428.4
Net investment income	12.9	16.2	23.6	36.5
Net investment gains (losses)	32.0	39.7	(1.8)	7.7
Insurance and investment product fees and other	1.3	1.8	2.2	4.1
Total revenues	1,216.1	1,267.3	2,405.7	2,476.7
Operating costs and expenses:
Cost of consumer products and other goods sold	714.7	746.8	1,476.5	1,524.9
Benefits and other changes in policy reserves	33.0	42.5	21.4	43.3
Selling, acquisition, operating and general expenses	324.9	335.5	646.6	666.2
Total operating costs and expenses	1,072.6	1,124.8	2,144.5	2,234.4
Operating income	143.5	142.5	261.2	242.3
Interest expense	(88.3)	(94.4)	(180.0)	(189.6)
Other expense, net	(2.0)	—	(0.6)	(0.7)
Income from continuing operations before income taxes	53.2	48.1	80.6	52.0
Income tax expense (benefit)	50.2	(15.4)	75.6	(21.0)
Net income from continuing operations	3.0	63.5	5.0	73.0
(Loss) income from discontinued operations, net of tax	(54.4)	(47.6)	204.4	(50.1)
Net (loss) income	(51.4)	15.9	209.4	22.9
Less: Net income attributable to noncontrolling interest	30.7	40.6	79.3	81.5
Net (loss) income attributable to controlling interest	$(82.1)	$(24.7)	$130.1	$(58.6)

Amounts attributable to controlling interest:
Net (loss) income from continuing operations	$(21.3)	$24.5	$(46.8)	$2.7
Net (loss) income from discontinued operations	(60.8)	(49.2)	176.9	(61.3)
Net (loss) income attributable to controlling interest	$(82.1)	$(24.7)	$130.1	$(58.6)

Net (loss) income per common share attributable to controlling interest:
Basic (loss) income from continuing operations	$(0.11)	$0.12	$(0.23)	$0.01
Basic (loss) income from discontinued operations	(0.30)	(0.24)	0.88	(0.31)
Basic	$(0.41)	$(0.12)	$0.65	$(0.30)

Diluted (loss) income from continuing operations	$(0.11)	$0.12	$(0.23)	$0.01
Diluted (loss) income from discontinued operations	(0.30)	(0.24)	0.88	(0.30)
Diluted	$(0.41)	$(0.12)	$0.65	$(0.29)
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net (loss) income	$(51.4)	$15.9	$209.4	$22.9

Other comprehensive income (loss)
Foreign currency translation gain (loss)	21.7	28.2	(24.4)	7.7
Net unrealized (loss) gain on derivative instruments
Changes in derivative instruments before reclassification adjustment	(10.4)	(5.4)	32.8	(0.8)
Net reclassification adjustment for gains included in net income	(3.8)	(0.7)	(8.6)	(0.9)
Changes in derivative instruments after reclassification adjustment	(14.2)	(6.1)	24.2	(1.7)
Changes in deferred income tax asset/liability	4.5	2.4	(9.7)	1.5
Deferred tax valuation allowance adjustments	—	0.8	—	1.0
Net unrealized (loss) gain on derivative instruments	(9.7)	(2.9)	14.5	0.8
Actuarial adjustments to pension plans:
Changes in actuarial adjustments before reclassification adjustment	(0.8)	(1.3)	2.4	(0.5)
Net reclassification adjustment for losses included in cost of goods sold	0.8	0.4	1.6	0.7
Net reclassification adjustment for losses included in selling and general and administrative expenses	0.5	0.2	1.0	0.5
Changes in actuarial adjustments to pension plans	0.5	(0.7)	5.0	0.7
Changes in deferred income tax asset/liability	0.2	0.1	(1.1)	(0.2)
Deferred tax valuation allowance adjustments	(0.1)	—	—	—
Net actuarial adjustments to pension plans	0.6	(0.6)	3.9	0.5
Unrealized investment gains (losses):
Changes in unrealized investment gains (losses) before reclassification adjustment	314.5	252.1	(352.5)	(123.8)
Net reclassification adjustment for (gains) losses included in net income	(1.8)	(6.8)	(3.9)	0.3
Changes in unrealized investment gains (losses) after reclassification adjustment	312.7	245.3	(356.4)	(123.5)
Adjustments to intangible assets	(100.1)	(79.2)	125.2	56.1
Changes in deferred income tax asset/liability	(74.6)	(58.1)	80.1	22.1
Net unrealized gains (losses) on investments	138.0	108.0	(151.1)	(45.3)
Net change to derive comprehensive income (loss) for the period	150.6	132.7	(157.1)	(36.3)
Comprehensive income (loss)	99.2	148.6	52.3	(13.4)
Less: Comprehensive income (loss) attributable to the noncontrolling interest:
Net income	30.7	40.6	79.3	81.5
Other comprehensive income (loss)	32.0	31.1	(31.8)	(5.0)
Comprehensive income attributable to the noncontrolling interest	62.7	71.7	47.5	76.5
Comprehensive income (loss) attributable to the controlling interest	$36.5	$76.9	$4.8	$(89.9)
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended March 31,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$209.4	$22.9
Income (loss) from discontinued operations, net of tax	204.4	(50.1)
Net income from continuing operations	5.0	73.0
Adjustments to reconcile net income to operating cash flows from continuing operations:
Depreciation of properties	47.0	44.6
Amortization of intangibles	47.1	47.0
Loan provision and bad debt expense	1.9	15.1
Stock-based compensation	27.0	40.0
Amortization of debt issuance costs	8.2	6.9
Amortization of debt discount	0.9	0.7
Write-off of debt issuance costs	1.9	—
Deferred income taxes	44.5	(43.5)
Interest credited/index credits to contractholder account balances	12.2	18.2
Net recognized (gains) losses on investments and derivatives	(10.0)	9.8
Charges assessed to contractholders for policy fees and administration	(0.6)	(0.7)
Dividends from subsidiaries classified as discontinued operations	6.1	6.2
Changes in operating assets and liabilities	(213.9)	(395.2)
Net change in cash due to continuing operating activities	(22.7)	(177.9)
Net change in cash due to discontinued operating activities	131.9	161.4
Net change in cash due to operating activities	109.2	(16.5)
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	2.4	52.5
Cost of investments acquired	(3.8)	(0.3)
Net asset-based loan repayments	25.3	74.7
Purchases of property, plant and equipment	(51.3)	(38.8)
Proceeds from sales of assets	0.8	0.9
Other investing activities, net	(1.2)	(0.7)
Net change in cash due to continuing investing activities	(27.8)	88.3
Net change in cash due to discontinued investing activities	(776.3)	(417.1)
Net change in cash due to investing activities	(804.1)	(328.8)
Cash flows from financing activities:
Proceeds from issuance of new debt	266.1	175.0
Repayment of debt, including tender and call premiums	(171.0)	(126.4)
Debt issuance costs	(3.8)	(1.6)
Purchases of subsidiary stock, net	(103.1)	(49.6)
Contractholder account deposits	2.7	2.4
Contractholder account withdrawals	(61.7)	(71.9)
Dividend paid by subsidiary to noncontrolling interest	(19.8)	(18.2)
Share based award tax withholding payments	(37.4)	(27.3)
Other financing activities, net	5.5	3.8
Net change in cash due to continuing financing activities	(122.5)	(113.8)
Net change in cash due to discontinued financing activities	668.0	224.3
Net change in cash due to financing activities	545.5	110.5
Effect of exchange rate changes on cash and cash equivalents	(4.0)	(0.3)
Net change in cash and cash equivalents	(153.4)	(235.1)
Net change in cash and cash equivalents in discontinued operations	23.6	(31.4)
Net change in cash and cash equivalents in continuing operations	(177.0)	(203.7)
Cash and cash equivalents at beginning of period	497.3	661.2
Cash and cash equivalents at end of period	$320.3	$457.5
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
Consumer Products Segment
The Consumer Products segment represents the Company’s 58.4% controlling interest in Spectrum Brands Holdings, Inc. (“Spectrum Brands”). Through its operating subsidiaries, Spectrum Brands is a diversified global branded consumer products company with positions in multiple product lines and categories: consumer batteries, small appliances, global pet supplies, home and garden control products, personal care products, hardware and home improvement products and global auto care.
Insurance Segment
As of March 31, 2017, the Company’s insurance operations were conducted through Front Street Re (Delaware) Ltd., (“Front Street”) and its Bermuda and Cayman-based subsidiaries, Front Street Re Ltd. (“Front Street Bermuda”) and Front Street Re (Cayman) Ltd. (“Front Street Cayman”), respectively. Through Front Street and its Bermuda and Cayman-based subsidiaries, the Company engages in the business of life, annuity and long-term care reinsurance.
The Company also owns 80.4% of Fidelity & Guaranty Life (“FGL”). Through its wholly-owned subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York, FGL is a provider of various types of fixed annuities and life insurance products in the U.S.
On April 17, 2017, FGL terminated its Agreement and Plan of Merger (as amended, the “FGL Merger Agreement” and the merger contemplated thereby, the “Merger”), by and among FGL, Anbang Insurance Group Co., Ltd. and its affiliates (collectively, “Anbang”). Prior to its termination, the FGL Merger Agreement was amended on November 3, 2016 and on February 9, 2017, each time to extend the outside termination date. As part of the February 9, 2017 amendment, the FGL Merger Agreement was also amended to permit FGL to explore and negotiate strategic alternatives with other parties, but not to enter into a definitive agreement with a third party while the FGL Merger Agreement was in effect. As a result of the termination of the FGL Merger Agreement, FGL has no remaining obligations under the FGL Merger Agreement and may enter into an alternative transaction. In connection with the termination of the FGL Merger Agreement, on April 17, 2017, FGL’s Board of Directors announced that it was continuing to evaluate strategic alternatives to maximize shareholder value and had received interest from a number of parties (the “FGL Strategic Evaluation Process”). There can be no assurance that the FGL Strategic Evaluation Process will result in a transaction, or that any transaction, if pursued, will be consummated. The FGL Strategic Evaluation Process may be terminated at any time with or without notice. Neither HRG nor any of its affiliates intends to disclose developments with respect to this process until such time that it determines otherwise in its sole discretion or as required by applicable law.
As a result of the FGL Strategic Evaluation Process and the consideration of other applicable facts and circumstances, as of March 31, 2017, the Company’s ownership interest in FGL continues to be classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and FGL’s operations were classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows and reported separately for all periods presented. See Note 4, Divestitures.

Corporate and Other
On April 14, 2017, the Company and Omar Asali, President, Chief Executive Officer and a director of the Company, entered into a Separation and Release Agreement pursuant to which Mr. Asali ceased his employment with the Company and resigned from the Board of Directors of the Company and its subsidiaries. On April 14, 2017, Mr. Joseph S. Steinberg, the Chairman of the Board of Directors of the Company, was appointed to the additional position of Chief Executive Officer of the Company.
On March 22, 2017, the Company also appointed Mr. Ehsan Zargar, effective as of January 1, 2017, as Executive Vice President, Chief Operating Officer, General Counsel and Corporate Secretary of the Company.
In addition, as previously announced in November 2016, the Company’s Board of Directors initiated a process to explore and evaluate strategic alternatives, which may include, but are not limited to, a merger, sale or other business combination involving the Company and/or its assets. There can be no assurance that HRG’s review of strategic alternatives will result in a transaction, or that any transaction, if pursued, will be consummated. HRG’s review of strategic alternatives may be terminated at any time with or without notice. Neither HRG nor any of its affiliates intends to disclose developments with respect to this process until such time that it determines otherwise in its sole discretion or as required by applicable law.
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
The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and note disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported net loss attributable to controlling interest or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on November 23, 2016 (the “Form 10-K”). The results of operations for the six months ended March 31, 2017 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2017.
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
At March 31, 2017, the noncontrolling interest component of total equity primarily represents the 41.6% share of Spectrum Brands and the 19.6% of FGL not owned by HRG.
Insurance Subsidiary Financial Information and Regulatory Matters
FGL Insurance’s statutory carrying value of Raven Reinsurance Company (“Raven Re”), its wholly-owned subsidiary, reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $188.8 and $201.3 at March 31, 2017 and September 30, 2016, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $4.4 and $4.2 at March 31, 2017 and September 30, 2016, respectively. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus would be $6.8 and $4.6 as of March 31, 2017 and September 30, 2016, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by debt securities rated by the National Association of Insurance Commissioners (“NAIC”) as “NAIC-1.” If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura Bank International plc’s consent. FGL Insurance’s statutory carrying value of Raven Re at March 31, 2017 and September 30, 2016 was $199.9 and $210.0, respectively.
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge fixed indexed annuity (“FIA”) index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in no impact to statutory capital and surplus at March 31, 2017.
Adoption of Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. If goodwill impairment is realized, the amount recognized will be the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 must be applied on a prospective basis and will become effective for public entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption available. The Company elected to early adopt ASU 2017-04 effective March 31, 2017, resulting in no impact to the Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs in the accompanying Condensed Consolidated Statements of Operations. ASU 2017-07 provides guidance requiring the service cost component to be recognized consistent with other compensation costs arising from service rendered by employees during the period, and all other components to be recognized separately outside of the subtotal of income from operations. ASU 2017-07 is applied on a retrospective basis, and will become effective for public entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption available. This update will be effective for the Company in the first quarter of fiscal year ending September 30, 2019. The net periodic benefit cost for the fiscal year ended September 30, 2016 was $4.8; of which the service cost component was $3.3 and other components were $1.5. The net periodic benefit cost for the fiscal year ending September 30, 2017 will be $7.9, of which the service cost component is $4.3 and other cost components are $3.6.
The Company has implemented all new accounting pronouncements that are in effect and that may impact its Condensed Consolidated Financial Statements and does not believe that there are any other new accounting pronouncements, other than the ones disclosed above and in the Company’s Form 10-K, that have been issued that might have a material impact on its financial condition, results of operations or liquidity.

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
Concentration of Securities Included in Funds Withheld Receivables
As of March 31, 2017 and September 30, 2016, Front Street’s most significant exposure related to the securities underlying the funds withheld receivables was to the financial sector and the energy, mining and metals industries.
As of March 31, 2017 and September 30, 2016, the carrying value of the fixed maturity securities in the financial sector was $243.2, or 14.9%, and $232.8, or 14.1%, respectively, of Front Street’s funds withheld receivables. At March 31, 2017 and September 30, 2016, the holdings in this sector included investments in 92 and 81 different issuers, respectively, with the top ten investments accounting for 47.7% and 48.0%, respectively, of the total holdings in this sector.
As of March 31, 2017 and September 30, 2016, the carrying value of the fixed maturity securities in the energy, mining and metals industries was $168.5, or 10.3%, and $188.6, or 11.4%, respectively, of Front Street’s funds withheld receivables. At March 31, 2017 and September 30, 2016, the holdings in these industries included investments in 66 and 74 different issuers, respectively, with the top ten investments accounting for 42.0% and 43.4%, respectively, of the total holdings in these industries.
There were no holdings in a single issuer included in the funds withheld receivables that exceeded 10% of the Company’s stockholders’ equity as of March 31, 2017 and September 30, 2016.

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
The Company’s exposure to such financial and capital markets risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of Front Street’s fund withheld receivables and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of Front Street’s reinsured products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring Front Street to liquidate assets in an unrealized loss position. This risk is mitigated to some extent by surrender charge protection provided by the products reinsured by Front Street.
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
Receivables
The allowance for uncollectible receivables as of March 31, 2017 and September 30, 2016 was $45.3 and $46.8, respectively. Through Spectrum Brands, the Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represents approximately 15.1% and 13.1% of the Company’s “Receivables, net” in the accompanying Condensed Consolidated Balance Sheets at March 31, 2017 and September 30, 2016, respectively.

(4) Divestitures
The following table summarizes the components of “(Loss) income from discontinued operations, net of tax” in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2017 and 2016:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
(Loss) income from discontinued operations, net of tax attributable to FGL	$(54.4)	$(13.1)	$204.4	$(48.7)
Loss from discontinued operations, net of tax attributable to Compass Production Partners, LP (“Compass”)	—	(34.5)	—	(1.4)
(Loss) income from discontinued operations, net of tax	$(54.4)	$(47.6)	$204.4	$(50.1)
FGL
As previously discussed in Note 1, Description of Business, the Company’s ownership interest in FGL has been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and FGL’s operations were classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes the major categories of assets and liabilities of FGL classified as held for sale in the accompanying Condensed Consolidated Balance Sheets at March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Assets
Investments, including loans and receivables from affiliates	$21,937.5	$21,140.9
Cash and cash equivalents	887.4	863.9
Accrued investment income	224.5	213.7
Reinsurance recoverable	3,426.3	3,463.9
Deferred tax assets	68.0	—
Properties, plant and equipment, net	22.2	18.5
Deferred acquisition costs and value of business acquired, net	1,222.7	1,065.5
Other assets	181.0	335.1
Write-down of assets of business held for sale to fair value less cost to sell	(291.1)	(362.8)
Total assets of business held for sale	$27,678.5	$26,738.7
Liabilities
Insurance reserves	$24,680.8	$23,944.6
Debt	405.0	398.8
Accounts payable and other current liabilities	136.7	57.0
Deferred tax liabilities	—	9.9
Other liabilities	773.2	689.9
Total liabilities of business held for sale	$25,995.7	$25,100.2
In accordance with ASC 360, Property, Plant and Equipment, a long-lived asset classified as held for sale is measured at the lower of its carrying value or fair value less cost to sell at the balance sheet date. FGL’s common stock is actively traded and at March 31, 2017, the Company measured the fair value less cost to sell of its investment in FGL as the product of the closing price of FGL’s common stock (NYSE: FGL) at the balance sheet date of $27.80 and the quantity of such shares owned by the Company. At March 31, 2017, the carrying value of the Company’s interest in FGL was $291.1 higher than the fair value less cost to sell and as a result, during the six months ended March 31, 2017, the Company partially reversed the previously recorded $362.8 write-down of assets of business held for sale by $71.7.
The balances included in the accompanying Condensed Consolidated Balance Sheets and in the table above reflect transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the completion of any disposition resulting from the FGL Strategic Evaluation Process. Such transactions are not eliminated to reflect the continuing operations and balances held for sale. As a result, adjustments to the carrying value of certain intercompany assets recorded by FGL were reversed upon consolidation in the Company’s Condensed Consolidated Financial Statements.
Below is a summary of the impact of such intercompany balances in the accompanying Condensed Consolidated Balance Sheets:

	March 31, 2017	September 30, 2016
Assets
Funds withheld receivable	$938.6	$978.8
Other assets	14.8	15.1
Assets of business held for sale	1,310.6	1,375.5
Total assets	$2,264.0	$2,369.4
Liabilities
Insurance reserves	$1,067.0	$1,119.5
Debt	51.8	63.0
Liabilities of business held for sale	1,145.2	1,186.9
Total liabilities	$2,264.0	$2,369.4

The following table summarizes the components of “Net (loss) income from discontinued operations” in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2017 and 2016:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Revenues:
Insurance premiums	$2.7	$16.2	$13.8	$31.6
Net investment income	246.4	226.7	486.2	448.9
Net investment gains (losses)	80.0	(39.2)	136.3	27.0
Insurance and investment product fees and other	43.9	31.7	82.2	60.5
Total revenues	373.0	235.4	718.5	568.0
Operating costs and expenses:
Benefits and other changes in policy reserves	268.0	188.1	287.9	369.0
Selling, acquisition, operating and general expenses	32.6	28.4	60.9	56.6
Amortization of intangibles	36.5	0.4	156.5	33.9
Total operating costs and expenses	337.1	216.9	505.3	459.5
Operating income	35.9	18.5	213.2	108.5
Interest expense	(6.0)	(5.9)	(12.1)	(11.8)
(Write-down) write-up of assets of business held for sale to fair value less cost to sell	(72.8)	(23.5)	71.7	(23.5)
Net (loss) income before income taxes	(42.9)	(10.9)	272.8	73.2
Income tax expense (a)	11.5	2.2	68.4	121.9
Net (loss) income	(54.4)	(13.1)	204.4	(48.7)
Less: net income attributable to noncontrolling interest	6.4	1.8	27.5	11.2
Net (loss) income - attributable to controlling interest	$(60.8)	$(14.9)	$176.9	$(59.9)
(a) Included in the income tax expense for the six months ended March 31, 2016 was a $90.9 of net income tax expense related to the establishment of a deferred tax liability of $328.6 at March 31, 2016, which was a result of classifying the Company’s ownership interest in FGL as held for sale. The deferred tax liability was partially offset by a $237.7 reduction of valuation allowance on HRG’s net operating and capital loss carryforwards expected to offset the FGL taxable gain at March 31, 2016. The remaining liability is expected to be offset by current year losses recognized in continuing operations except for the $13.2 of estimated alternative minimum taxes.
Compass
On July 1, 2016, HGI Energy entered into an agreement to sell its equity interests in Compass to a third party (such agreement, the “Compass Sale Agreement”). During the fourth quarter of the fiscal year 2016, the transactions contemplated by the Compass Sale Agreement were consummated. This sale represented the disposal of all of the Company’s oil and gas properties, which were accounted for using the full-cost method prior to their disposal. The Company has determined that the completion of HGI Energy’s sale of its equity interests in Compass to a third party represented a strategic shift for the Company and, accordingly, has presented the results of operations for Compass as discontinued operations in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes the components of “Net (loss) income from discontinued operations” attributable to Compass in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2016.

	Three months ended	Six months ended
	March 31, 2016
Revenues:
Oil and natural gas revenues	$9.5	$26.3

Operating costs and expenses:
Oil and natural gas direct operating costs	9.2	26.3
Selling, acquisition, operating and general expenses	5.8	15.6
Impairments	21.2	75.6
Total operating costs and expenses	36.2	117.5
Operating loss	(26.7)	(91.2)
Interest expense	(1.4)	(3.7)
Gain on sale of oil and gas properties	—	105.6
Other income, net	0.5	2.3
Net (loss) income before income taxes	(27.6)	13.0
Income tax expense	6.9	14.4
Net loss	$(34.5)	$(1.4)

(5) Derivative Financial Instruments
The fair value of outstanding derivatives recorded in the accompanying Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	March 31, 2017	September 30, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	Receivables, net	$4.1	$5.5
Commodity swaps	Receivables, net	4.1	2.9
Commodity swaps	Other assets	0.2	—
Foreign exchange contracts	Other assets	0.1	0.1
Total asset derivatives designated as hedging instruments		8.5	8.5
Derivatives not designated as hedging instruments:
Call option receivable from FGL	Funds withheld receivables	13.3	11.3
Call options	Other assets	10.5	5.9
Foreign exchange contracts	Receivables, net	0.4	0.2
Total asset derivatives		$32.7	$25.9

Liability Derivatives	Classification	March 31, 2017	September 30, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Accounts payable and other current liabilities	$—	$0.7
Interest rate swaps	Other liabilities	—	0.4
Commodity swaps	Accounts payable and other current liabilities	0.1	0.1
Foreign exchange contracts	Accounts payable and other current liabilities	1.3	1.7
Foreign exchange contracts	Other liabilities	0.2	0.1
Total liability derivatives designated as hedging instruments		1.6	3.0
Derivatives not designated as hedging instruments:
Embedded derivatives in Front Street's assumed FIA business	Insurance reserves	121.0	131.2
Foreign exchange contracts	Accounts payable and other current liabilities	0.6	0.2
Total liability derivatives		$123.2	$134.4

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
The following tables summarize the impact of the effective portion of designated hedges and the gain (loss) recognized in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2017 and 2016:

		Three months ended March 31,
		2017		2016
	Classification	Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings	Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings
Interest rate swaps	Interest expense	$(0.4)	$(0.7)	$(0.6)	$(0.5)
Commodity swaps	Cost of consumer products and other goods sold	3.7	1.7	1.8	(1.6)
Net investment hedge	Other expense, net	(9.2)	—	—	—
Foreign exchange contracts	Net consumer and other product sales	(0.1)	—	—	—
Foreign exchange contracts	Cost of consumer products and other goods sold	(4.4)	2.8	(6.6)	2.8
		$(10.4)	$3.8	$(5.4)	$0.7

		Six months ended March 31,
		2017		2016
	Classification	Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings	Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings
Interest rate swaps	Interest expense	$(0.3)	$(1.0)	$(0.3)	$(1.0)
Commodity swaps	Cost of consumer products and other goods sold	3.8	2.5	0.8	(3.0)
Net investment hedge	Other expense, net	23.3	—	—	—
Foreign exchange contracts	Net consumer and other product sales	0.1	—	(0.1)	—
Foreign exchange contracts	Cost of consumer products and other goods sold	5.9	7.1	(1.2)	4.9
		$32.8	$8.6	$(0.8)	$0.9
During the three and six months ended March 31, 2017 and 2016, the Company recognized the following gains and losses on its derivatives:

		Three months ended March 31,		Six months ended March 31,
Classification	Derivatives Not Designated as Hedging Instruments	2017	2016	2017	2016
Revenues:
Net investment gains (losses)	Call options	$5.8	$(1.4)	$8.9	$0.5
Operating costs and expenses:
Cost of consumer products and other goods sold	Commodity swaps	$—	$—	$0.1	$—
Benefits and other changes in policy reserves	Embedded derivatives in Front Street's assumed FIA business	(0.2)	(3.4)	(10.2)	(5.8)
Other expense, net	Foreign exchange contracts	(2.1)	2.9	(1.4)	0.8
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

Call option receivable from FGL. Under the terms of the modified coinsurance arrangement between Front Street and FGL, FGL is required to pay Front Street a portion of the net cost of equity option purchases and the proceeds from expirations related to the equity options which hedge the index credit feature of the reinsured FIA contracts. Accordingly, the receivable from FGL is reflected in “Funds withheld receivables” as of the balance sheet date with changes in fair value recognized within “Net investment gains (losses)” in the accompanying Condensed Consolidated Statements of Operations.
Embedded derivatives in Front Street’s assumed FIA business from FGL. Front Street has assumed FIA contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the Standard & Poor’s Ratings Services (“S&P”) 500 Index. This feature represents an embedded derivative under U.S. GAAP. The FIA embedded derivative is valued at fair value and included in “Insurance reserves” in the accompanying Condensed Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the accompanying Condensed Consolidated Statements of Operations.
Foreign exchange contracts - cash flow hedges. Spectrum Brands periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Canadian Dollars (“CAD”) or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in Accumulated other comprehensive income (“AOCI”) and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to “Net consumer and other product sales” or “Cost of consumer products and other goods sold”, respectively, in the accompanying Condensed Consolidated Statements of Operations. At March 31, 2017, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through September 2018. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $1.3, net of tax. At March 31, 2017 and September 30, 2016, Spectrum Brands had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $252.9 and $224.8, respectively.
Commodity swaps - cash flow hedges. Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At March 31, 2017, Spectrum Brands had a series of zinc and brass swap contracts outstanding through August 2018. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $1.5, net of tax. Spectrum Brands had the following commodity swap contracts outstanding as of March 31, 2017 and September 30, 2016:

	March 31, 2017		September 30, 2016
	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts (tons)	6.8	$15.7	6.7	$12.8
Brass swap contracts (tons)	1.4	6.1	1.0	4.0
Net Investment Hedge. On September 20, 2016, Spectrum Brands, Inc., a subsidiary of Spectrum Brands, issued €425.0 aggregate principal amount of 4.00% Notes at par value, due October 1, 2026 (“4.00% Notes”). Spectrum Brands’ 4.00% Notes are denominated in Euros and were designated as a net investment hedge of the translation of Spectrum Brands’ net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized in AOCI with any ineffective portion recognized as foreign currency translation gains or losses in the accompanying Condensed Consolidated Statements of Operations when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of March 31, 2017, the hedge was fully effective and no ineffective portion was recognized in earnings.

Commodity Swaps - not designated as hedges for accounting purposes. Spectrum Brands periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The commodity swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in the fair value of the commodity swap contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the commodity swap contracts. The commodity swap contracts effectively fix the floating price on a specified quantity of silver through a specified date. At March 31, 2017, Spectrum Brands had a series of commodity swaps outstanding through September 2017. Spectrum Brands had the following commodity swaps outstanding as of March 31, 2017 and September 30, 2016:

	March 31, 2017		September 30, 2016
	Notional	Contract Value	Notional	Contract Value
Silver (troy oz.)	10.4	$0.2	31.0	$0.6
Foreign exchange contracts - not designated as hedges for accounting purposes. Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, CAD, Euros, Pounds Sterling, Taiwanese Dollars, Hong Kong Dollars or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At March 31, 2017, Spectrum Brands had a series of forward exchange contracts outstanding through December 2017. At March 31, 2017 and September 30, 2016, Spectrum Brands had $202.4 and $131.4, respectively, of notional value for such foreign exchange derivative contracts outstanding.
Credit Risk
Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was insignificant as of March 31, 2017 and September 30, 2016.
Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. As of March 31, 2017 and September 30, 2016, there was no cash collateral outstanding. In addition, as of March 31, 2017 and September 30, 2016, Spectrum Brands had no posted standby letters of credit related to such liability positions.
Front Street is exposed to credit risk in the event of non-performance by its counterparties on call options. Front Street seeks to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, but there can be no assurance that Front Street will not suffer losses in the event of counterparty non-performance. No collateral was posted by its counterparties; accordingly, at March 31, 2017, the maximum amount of loss due to credit risk that Front Street would incur if parties to the call options failed completely to perform according to the terms of the contracts was $10.5.
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
The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	March 31, 2017				September 30, 2016
Assets	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Fixed maturity and equity securities included in funds withheld receivables	$80.5	$1,413.8	$49.1	$1,543.4	$69.9	$1,387.1	$78.1	$1,535.1
Derivatives:
Call option receivable from FGL included in funds withheld receivables	—	13.3	—	13.3	—	11.3	—	11.3
Call options	—	10.5	—	10.5	—	5.9	—	5.9
Foreign exchange contracts	—	4.6	—	4.6	—	5.8	—	5.8
Commodity contracts	—	4.3	—	4.3	—	2.9	—	2.9
Total financial assets	$80.5	$1,446.5	$49.1	$1,576.1	$69.9	$1,413.0	$78.1	$1,561.0
Liabilities
Front Street future policyholder benefit liability	$—	$—	$661.2	$661.2	$—	$—	$631.8	$631.8
Derivatives:
Embedded derivatives in Front Street's assumed FIA business	—	—	121.0	121.0	—	—	131.2	131.2
Commodity contracts	—	0.1	—	0.1	—	0.1	—	0.1
Interest rate contracts	—	—	—	—	—	1.1	—	1.1
Foreign exchange contracts	—	2.1	—	2.1	—	2.0	—	2.0
Total financial liabilities	$—	$2.2	$782.2	$784.4	$—	$3.2	$763.0	$766.2
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
The liabilities for contractholder funds for deferred annuities consist of contract account balances that accrue to the benefit of the contractholders, excluding surrender charges and other liabilities. The liabilities for FIA consist of the value of the host contract plus the value of the FIA embedded derivative. The FIA embedded derivative is carried at fair value in the accompanying Condensed Consolidated Balance Sheets with changes in fair value reported in “Benefits and other changes in policy reserves” in the accompanying Condensed Consolidated Statements of Operations. Liabilities for immediate annuities without life contingencies are recorded at the present value of future benefits.
Liabilities for investment-type contracts are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes.
The liabilities for future policy benefits and claim reserves life contingent immediate annuity policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue. The investment yield assumptions for life contingent immediate annuities range from 0.8% to 6.0%.
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
Funds Withheld Receivables
Through Front Street, the Company measures the fair value of its securities included in the funds withheld receivables portfolio based on assumptions used by market participants in pricing the security. The appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company will then consistently apply the valuation methodology to measure the security’s fair value. The Company’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trends executed at broker-quoted or slightly higher prices. The Company did not adjust prices received from third parties as of March 31, 2017. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
Derivatives
The fair values of the embedded derivatives in Front Street’s assumed FIA business from FGL are derived using market indices, pricing assumptions and historical data. The significant unobservable inputs used in the fair value measurement of the FIA embedded derivatives in Front Street’s assumed FIA business are market value of options, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at March 31, 2017 and September 30, 2016 was applied to the Annuity 2000 mortality tables. Significant increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher, respectively, fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
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
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2017 and September 30, 2016 were as follows:

	Fair Value at				Range (Weighted average)
Assets	March 31, 2017	September 30, 2016	Valuation Technique	Unobservable Input(s)	March 31, 2017	September 30, 2016
Funds withheld receivables:
Fixed maturity securities	$33.6	$35.2	Matrix pricing	Quoted prices	100% - 117% (106%)	98% - 122% (109%)
Fixed maturity securities	5.1	5.4	Loan Recovery Value	Recovery rate	56% - 100% (81%)	56% - 100% (82%)
Fixed maturity securities	10.0	35.7	Broker-quoted	Offered quotes	99% - 105% (100%)	97% - 100% (100%)
Loan participations	0.4	1.8	Loan Recovery Value	Recovery rate	56%	52% - 100% (71%)
Total	$49.1	$78.1
Liabilities
Front Street future policyholder benefit liability	$661.2	$631.8	Discounted cash flow	Non-performance risk spread	0.35%	0.32%
				Risk margin to reflect uncertainty	0.50%	0.50%
Embedded derivatives in Front Street's assumed FIA business	121.0	131.2	Discounted cash flow	Market value of option	0% - 24% (3%)	0% - 27% (2%)
				SWAP rates (discount rates)	2.0%	1.0%
				Mortality multiplier	80%	80%
				Surrender rates	0.50% - 75% (13%)	0.50% - 75% (10%)
				Non-performance risk spread	0.25%	0.25%
Total	$782.2	$763.0

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended March 31, 2017 and 2016. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2017
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Funds withheld receivables	$46.4	$—	$—	$6.1	$(1.0)	$—	$(2.4)	$49.1
Total assets at fair value	$46.4	$—	$—	$6.1	$(1.0)	$—	$(2.4)	$49.1

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$634.5	$21.1	$—	$—	$—	$5.6	$—	$661.2
Embedded derivatives in Front Street's assumed FIA business	121.2	(0.2)	—	—	—	—	—	121.0
Total liabilities at fair value	$755.7	$20.9	$—	$—	$—	$5.6	$—	$782.2
(a) During the three months ended March 31, 2017, the net transfer out of Level 3 was exclusively to Level 2.

	Six months ended March 31, 2017
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Funds withheld receivables	$78.1	$(1.3)	$—	$9.1	$(7.3)	$—	$(29.5)	$49.1
Total assets at fair value	$78.1	$(1.3)	$—	$9.1	$(7.3)	$—	$(29.5)	$49.1

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$631.8	$8.5	$—	$—	$—	$20.9	$—	$661.2
Embedded derivatives in Front Street's assumed FIA business	131.2	(10.2)	—	—	—	—	—	121.0
Total liabilities at fair value	$763.0	$(1.7)	$—	$—	$—	$20.9	$—	$782.2
(a) During the six months ended March 31, 2017, the net transfer out of Level 3 was exclusively to Level 2.

	Three months ended March 31, 2016
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Funds withheld receivables	$65.1	$(0.3)	$—	$3.1	$(3.4)	$—	$—	$64.5
Total assets at fair value	$65.1	$(0.3)	$—	$3.1	$(3.4)	$—	$—	$64.5

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$629.0	$23.9	$—	$—	$—	$1.1	$—	$654.0
Embedded derivatives in Front Street's assumed FIA business	139.9	(3.4)	—	—	—	—	—	136.5
Total liabilities at fair value	$768.9	$20.5	$—	$—	$—	$1.1	$—	$790.5

	Six months ended March 31, 2016
	Balance at Beginning of Period	Total Gains (Losses)					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Assets
Corporate fixed maturity securities AFS	$14.1	$(0.5)	$—	$—	$(13.6)	$—	$—	$—
Other invested assets	2.8	2.7	—	—	—	(5.5)	—	—
Funds withheld receivables	74.7	(1.9)	—	8.1	(16.4)	—	—	64.5
Total assets at fair value	$91.6	$0.3	$—	$8.1	$(30.0)	$(5.5)	$—	$64.5

	Balance at Beginning of Period	Total (Gains) Losses					Net transfer In (Out) of Level 3	Balance at End of Period
		Included in Earnings	Included in AOCI	Purchases	Sales	Settlements
Liabilities
Front Street future policyholder benefit liability	$629.2	$20.2	$—	$—	$—	$4.6	$—	$654.0
Embedded derivatives in Front Street's assumed FIA business	142.3	(5.8)	—	—	—	—	—	136.5
Total liabilities at fair value	$771.5	$14.4	$—	$—	$—	$4.6	$—	$790.5
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three and six months ended March 31, 2017 and 2016 and there were no transfers in or out of Level 3 for the three and six months ended March 31, 2016. For the three and six months ended March 31, 2017, the transfers out of Level 3 were related to changes in the primary pricing source and changes in the observability of external information used in determining fair value.
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

	March 31, 2017
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Asset-based loans, included in other assets	$—	$—	$6.3	$6.3	$6.3
Policy loans, included in funds withheld receivables	—	—	8.3	8.3	8.3
Total financial assets	$—	$—	$14.6	$14.6	$14.6

Liabilities (a)
Investment contracts, included in contractholder funds and other insurance reserves	$—	$—	$882.6	$882.6	$946.0
Total debt (b)	—	5,867.8	10.1	5,877.9	5,623.9
Total financial liabilities	$—	$5,867.8	$892.7	$6,760.5	$6,569.9

	September 30, 2016
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Asset-based loans, included in other assets	$—	$—	$35.0	$35.0	$35.0
Policy loans, included in funds withheld receivables	—	—	8.5	8.5	8.5
Total financial assets	$—	$—	$43.5	$43.5	$43.5

Liabilities (a)
Investment contracts, included in contractholder funds and other insurance reserves	$—	$—	$922.9	$922.9	$988.3
Total debt (b)	—	5,700.1	29.1	5,729.2	5,430.9
Total financial liabilities	$—	$5,700.1	$952.0	$6,652.1	$6,419.2
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

(7) Funds Withheld Receivables
The Company’s consolidated funds withheld receivables are summarized as follows:

	March 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Funds withheld receivables with FGL
Corporates	$661.1	$10.0	$(25.8)	$645.3	$645.3
Asset/Mortgage-backed securities	197.8	1.1	(4.9)	194.0	194.0
Municipals	12.0	0.1	(0.3)	11.8	11.8
Government bonds	1.1	—	(0.1)	1.0	1.0
Preferred stock	8.5	0.1	(0.4)	8.2	8.2
Total funds withheld receivables with FGL	880.5	11.3	(31.5)	860.3	860.3
Funds withheld receivables with third parties
Corporates	404.4	5.9	(7.2)	403.1	403.1
Asset/Mortgage-backed securities	135.4	2.4	(1.1)	136.7	136.7
Municipals	56.2	0.7	(0.4)	56.5	56.5
Government bonds	83.0	—	(3.5)	79.5	79.5
Agency bonds	7.3	—	—	7.3	7.3
Total funds withheld receivables with third parties	686.3	9.0	(12.2)	683.1	683.1
Total fixed maturity and equity securities included in funds withheld receivables	1,566.8	20.3	(43.7)	1,543.4	1,543.4

Call option receivable from FGL included in funds withheld receivables	8.9	4.4	—	13.3	13.3
Accrued interest	17.0	—	—	17.0	17.0
Net receivables	52.2	—	—	52.2	52.2
Policy loans and other	8.3	—	—	8.3	8.3
Total funds withheld receivables	$1,653.2	$24.7	$(43.7)	$1,634.2	$1,634.2

	September 30, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Funds withheld receivables with FGL
Corporates	$638.5	$18.2	$(29.5)	$627.2	$627.2
Asset/Mortgage-backed securities	238.8	0.6	(7.9)	231.5	231.5
Municipals	12.1	0.7	—	12.8	12.8
Government bonds	1.1	—	—	1.1	1.1
Preferred stock	8.8	0.3	(0.9)	8.2	8.2
Total funds withheld receivables with FGL	899.3	19.8	(38.3)	880.8	880.8
Funds withheld receivables with third parties
Corporates	390.0	18.8	(2.7)	406.1	406.1
Asset/Mortgage-backed securities	118.7	1.9	(1.7)	118.9	118.9
Municipals	49.5	4.1	—	53.6	53.6
Government bonds	67.7	1.3	(0.2)	68.8	68.8
Agency bonds	6.6	0.3	—	6.9	6.9
Total funds withheld receivables with third parties	632.5	26.4	(4.6)	654.3	654.3
Total fixed maturity and equity securities included in funds withheld receivables	1,531.8	46.2	(42.9)	1,535.1	1,535.1

Call option receivable from FGL included in funds withheld receivables	9.8	1.5	—	11.3	11.3
Accrued interest	17.8	—	—	17.8	17.8
Net receivables	77.7	—	—	77.7	77.7
Policy loans and other	8.5	—	—	8.5	8.5
Total funds withheld receivables	$1,645.6	$47.7	$(42.9)	$1,650.4	$1,650.4

Maturities of Funds Withheld Receivables
The amortized cost and fair value of fixed maturity and equity securities included in funds withheld receivables by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	March 31, 2017
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Preferred stock:
Due in one year or less	$18.6	$18.6
Due after one year through five years	201.6	198.0
Due after five years through ten years	498.0	496.2
Due after ten years	496.3	481.6
Subtotal	1,214.5	1,194.4
Other securities which provide for periodic payments:
Asset/Mortgage-backed securities	333.2	330.7
Structured hybrids	19.1	18.3
Total fixed maturity and equity securities included in funds withheld receivables	$1,566.8	$1,543.4
Securities in Funds Withheld Receivables with FGL in an Unrealized Loss Position
The Company has concluded that the fair value of the securities presented in the table below were not other-than-temporarily impaired as of March 31, 2017. The fair value and gross unrealized losses of securities in the funds withheld receivables with FGL, aggregated by investment category, were as follows:

	March 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Funds withheld receivables with FGL
Corporates	$152.4	$(5.3)	$159.6	$(20.5)	$312.0	$(25.8)
Asset/Mortgage-backed securities	29.5	(0.1)	100.6	(4.8)	130.1	(4.9)
Municipals	5.9	(0.3)	0.9	—	6.8	(0.3)
Government bonds	1.0	(0.1)	—	—	1.0	(0.1)
Preferred stock	—	—	5.2	(0.4)	5.2	(0.4)
Total funds withheld receivables with FGL	$188.8	$(5.8)	$266.3	$(25.7)	$455.1	$(31.5)
Total number of securities in an unrealized loss position		135		112		247

	September 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Funds withheld receivables with FGL
Corporates	$137.8	$(12.6)	$91.7	$(16.9)	$229.5	$(29.5)
Asset/Mortgage-backed securities	73.3	(2.2)	99.0	(5.7)	172.3	(7.9)
Municipals	1.0	—	—	—	1.0	—
Government bonds	0.2	—	—	—	0.2	—
Preferred stock	3.7	(0.9)	—	—	3.7	(0.9)
Total funds withheld receivables with FGL	$216.0	$(15.7)	$190.7	$(22.6)	$406.7	$(38.3)
Total number of securities in an unrealized loss position		146		76		222
At March 31, 2017 and September 30, 2016, securities in the funds withheld receivables with FGL in an unrealized loss position were primarily concentrated in investment grade corporate debt and asset-backed instruments.

At March 31, 2017 and September 30, 2016, securities with a fair value of $21.7 and $39.6, respectively, had an unrealized loss greater than 20% of amortized cost, which represented less than 5% of the carrying value of all funds withheld receivables.
The Company recognized other-than-temporary impairment (“OTTI”) losses in operations totaling $4.5 for the three months ended March 31, 2016 and $1.0 and $5.9 for the six months ended March 31, 2017 and 2016, respectively, related to funds withheld receivables with FGL with an amortized cost of $12.5 and $8.7 and a fair value of $11.5 and $2.8 at March 31, 2017 and 2016, respectively.
Details underlying write-downs taken as a result of OTTI that were recognized in “Net (loss) income” and included in “Net investment gains (losses)” were as follows:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
OTTI recognized in net (loss) income:
Corporates	$—	$4.5	$1.0	$5.9
Total	$—	$4.5	$1.0	$5.9
Net investment income
The major sources of “Net investment income” reported in the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Fixed maturity securities included in funds withheld receivables with FGL	$11.9	$14.1	$22.1	$29.6
Equity securities included in funds withheld receivables with FGL	0.2	0.6	0.4	1.2
Asset-based loans	0.7	1.2	1.0	3.2
Other investments	0.1	0.3	0.1	2.5
Net investment income	$12.9	$16.2	$23.6	$36.5
Net investment gains (losses)
The major sources of “Net investment gains (losses)” reported in the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Net realized gains (losses) on fixed maturity securities included in funds withheld receivables with FGL	$2.4	$(5.4)	$0.2	$(2.1)
Realized gains on equity securities included in funds withheld receivables with FGL	0.8	—	0.7	1.8
Realized gains (losses) on certain derivative instruments	5.8	(1.4)	8.9	0.5
Change in fair value of embedded derivatives in funds withheld receivables with FGL	10.9	16.9	(1.3)	(9.6)
Realized gains (losses) on funds withheld receivables with third parties and other	12.1	29.6	(10.3)	17.1
Net investment gains (losses)	$32.0	$39.7	$(1.8)	$7.7
The modified coinsurance arrangement between FGL Insurance and Front Street created an obligation for the parties to settle a payable or receivable at a later date, which resulted in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is expected to continue to exist after the disposal of FGL and is therefore not eliminated to appropriately reflect the continuing operations and balances held for sale. It is embedded in the funds withheld receivables with a corresponding asset in business held for sale on the accompanying Condensed Consolidated Balance Sheets and the related gains or losses are reported in “Net investment gains (losses)” with a corresponding “(Loss) income from discontinued operations” in the accompanying Condensed Consolidated Statements of Operations.

(8) Goodwill and Intangibles, net
A summary of the changes in the carrying amounts of goodwill and intangible assets are as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	Total
Balance at September 30, 2016	$2,478.4	$1,473.5	$899.0	$2,372.5
Additions	—	—	1.2	1.2
Periodic amortization	—	—	(47.1)	(47.1)
Effect of translation	(4.6)	(9.7)	(4.4)	(14.1)
Balance at March 31, 2017	$2,473.8	$1,463.8	$848.7	$2,312.5
Goodwill and indefinite lived trade name intangibles are not amortized and are tested for impairment at least annually at the Company’s August financial period end, or more frequently if an event or circumstance indicates that an impairment loss may have been incurred between annual impairment tests.
Definite Lived Intangible Assets
The range and weighted average useful lives for definite lived intangible assets are as follows:

	March 31, 2017			September 30, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$976.8	$(327.2)	$649.6	$984.8	$(302.9)	$681.9
Technology assets	238.2	(107.9)	130.3	237.2	(96.7)	140.5
Trade names	165.7	(96.9)	68.8	165.7	(89.1)	76.6
	$1,380.7	$(532.0)	$848.7	$1,387.7	$(488.7)	$899.0
At March 31, 2017, the range and weighted average useful lives for definite-lived intangibles assets were as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 to 20 years	18.5 years
Technology assets	5 to 18 years	11.2 years
Trade names	5 to 13 years	11.4 years
Amortization expense for definite lived intangible assets for the three months ended March 31, 2017 and 2016 was $23.5 and $23.4, respectively, and $47.1 and $47.0 for the six months ended March 31, 2017 and 2016, respectively, and was included in “Selling, acquisition, operating and general expenses” within the accompanying Condensed Consolidated Statements of Operations. Excluding the impact of any future acquisitions or change in foreign currency, the Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows:

Fiscal Year	Estimated Amortization Expense
2017	$91.9
2018	85.7
2019	85.4
2020	85.2
2021	81.9

(9) Debt
The Company’s consolidated debt consists of the following:

	March 31, 2017		September 30, 2016
	Amount	Rate	Amount	Rate	Interest rate
HRG
7.875% Senior Secured Notes, due July 15, 2019	$864.4	7.9%	$864.4	7.9%	Fixed rate
7.75% Senior Unsecured Notes, due January 15, 2022	890.0	7.8%	890.0	7.8%	Fixed rate
2017 Loan, due July 13, 2018	50.0	3.5%	—	—%	Variable rate, see below
Spectrum Brands
USD Term Loan, due June 23, 2022	1,000.4	2.9%	1,005.5	3.6%	Variable rate, see below
CAD Term Loan, due June 23, 2022	53.8	4.5%	54.9	4.6%	Variable rate, see below
Euro Term Loan, due June 23, 2022	59.7	3.5%	63.0	3.5%	Variable rate, see below
6.375% Notes, due November 15, 2020	—	—%	129.7	6.4%	Fixed rate
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	Fixed rate
6.125% Notes, due December 15, 2024	247.9	6.1%	250.0	6.1%	Fixed rate
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	Fixed rate
4.00% Notes, due October 1, 2026	453.7	4.0%	477.0	4.0%	Fixed rate
Revolver Facility, expiring March 6, 2022	201.5	3.3%	—	—%	Variable rate, see below
Other notes and obligations	20.5	9.6%	16.8	9.8%	Variable rate
Obligations under capitalized leases	229.9	5.7%	114.7	5.5%	Various
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	32.6	—%	39.7	—%	Variable rate, see below
Long-term debt of consolidated variable-interest entity with FGL (a)	51.8	—%	63.0	—%	Variable rate, see below
Unaffiliated secured borrowings under non-qualifying loan participations	0.8	—%	2.0	—%	Fixed rate
Total	5,727.0		5,540.7
Original issuance discounts on debt, net of premiums	(21.9)		(22.8)
Unamortized debt issue costs	(81.2)		(87.0)
Total debt	5,623.9		5,430.9
Less current maturities and short-term debt	35.8		166.0
Non-current portion of debt	$5,588.1		$5,264.9
(a) The debt balances included in the accompanying Condensed Consolidated Balance Sheets and in the table above reflect transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the completion of any disposition resulting from the FGL Strategic Evaluation Process. Such transactions are not eliminated in the accompanying Condensed Consolidated Financial Statements in order to appropriately reflect the continuing operations and balances held for sale.
HRG
On January 13, 2017, the Company, through its wholly-owned subsidiaries, entered into the 2017 loan agreement, pursuant to which it may borrow up to an aggregate amount of $150.0 (the “2017 Loan”). The 2017 Loan bears interest at an adjusted International Exchange London Interbank Offered Rate (“LIBOR”), plus 2.35% per annum, payable quarterly and a commitment fee of 75 bps. The 2017 Loan matures on July 13, 2018, with an option for early termination by the borrower. The 2017 Loan is secured by approximately $583.8 worth of marketable securities owned by a subsidiary of HGI Funding. The Company incurred $1.1 of financing costs in connection with the 2017 Loan. As of March 31, 2017, the Company had drawn $50.0 under the 2017 Loan. The 2017 Loan contains a customary mandatory prepayment clause, which requires the borrower to pay back any amounts borrowed under the 2017 Loan if certain events occur, including, but not limited to, a breach of the terms of the agreement by the borrower, a change of control of the borrower or the issuer of the pledged securities or a delisting of the pledged securities.
Spectrum Brands
Interest terms
On October 6, 2016, Spectrum Brands entered into the first amendment to the credit agreement under its term loans and the revolving credit facility (the “Revolver Facility”, collectively the “Credit Agreement”) reducing the interest rate margins applicable to the U.S. dollar denominated term loan facility (the “USD Term Loan”) to either adjusted LIBOR, subject to a 0.75% floor, plus margin of 2.50% per annum, or base rate with a 1.75% floor plus margin of 1.50% per annum. Spectrum Brands recognized $1.0 of costs in connection with amending the Credit Agreement that has been recognized as interest expense. On March 6, 2017,

Spectrum Brands entered into a second amendment to the Credit Agreement expanding the overall capacity of the Revolver Facility to $700.0, reducing the interest rate margin to either adjusted LIBOR plus margin ranging from 1.75% to 2.25%, or base rate plus margin ranging from 0.75% to 1.25%, reducing the commitment fee to 35 bps and extending the maturity to March 2022. Spectrum Brands recognized $2.6 of costs in connection with amending the cash revolver that has been deferred as debt issuance costs. Subsequent to the six months ended March 31, 2017, on April 7, 2017, Spectrum Brands entered into a third amendment to the Credit Agreement under its term loans reducing the interest rate margins applicable to the USD Term Loans to either adjusted LIBOR plus margin of 2.00% per annum, or base rate plus margin of 1.00%.
Subsequent to the amendments to the Credit Agreement discussed above, Spectrum Brands’ term loans and Revolver Facility are subject to the following variable interest rates: (i) the USD Term Loan is subject to either adjusted LIBOR, subject to a 0.75% floor plus margin of 2.00% per annum, or base rate with a 1.75% floor plus margin of 1.00% per annum, (ii) the CAD denominated term loan facility (the “CAD Term Loan”) is subject to either Canadian Dollar Offered Rate, subject to a 0.75% floor plus 3.50% per annum, or base rate with a 1.75% floor plus 2.50% per annum; (iii) the Euro denominated term loan facility (the “Euro Term Loan”) is subject to Euro Interbank Offered Rate, subject to a 0.75% floor plus margin of 2.75% per annum, with no base rate option available; and (iv) the Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.25% per annum or base rate plus margin ranging from 0.75% to 1.25% per annum. As a result of borrowings and payments under the Revolver Facility, at March 31, 2017, Spectrum Brands had borrowing availability of $472.3, net outstanding letters of credit of $24.7 and a $1.5 amount allocated to a foreign subsidiary.
The Credit Agreement, solely with respect to the Revolver Facility, contains a financial covenant test on the last day of each fiscal quarter on the maximum total leverage ratio. This is calculated as the ratio of (i) the principal amount of third party debt for borrowed money (including unreimbursed letter of credit drawings), capital leases and purchase money debt, at period-end, less cash and cash equivalents, to (ii) adjusted earnings before interest, taxes, depreciation and amortization for the trailing twelve months. The maximum total leverage ratio should be no greater than 6.0 to 1.0. Additionally, as of March 31, 2017, Spectrum Brands was in compliance with all other covenants under the Credit Agreement and the indentures governing the 6.625% Notes due November 15, 2022, the 6.125% Notes due December 15, 2024, the 5.75% Notes due July 15, 2025 and the 4.00% Notes.
On October 20, 2016, Spectrum Brands redeemed the remaining outstanding aggregate principal on the 6.375% Notes due 2020 (the “6.375% Notes”) of $129.7 with a make whole premium of $4.6 recognized as interest expense for the six months ended March 31, 2017 in connection with the issuance of the €425.0 aggregate principal amount of 4.00% Notes and repurchase of the 6.375% Notes. Spectrum Brands recognized $1.9 in interest expense for previously deferred debt issuance costs associated with the 6.375% Notes.
Salus
In February 2013, September 2013 and February 2015, Salus completed a collateralized loan obligation (“CLO”) securitization of up to $578.5 notional aggregate principal amount. At March 31, 2017 and September 30, 2016, the outstanding notional aggregate principal amount of $32.6 and $39.7, respectively, was taken up by unaffiliated entities and consisted entirely of subordinated debt in both periods, and $51.8 and $63.0, respectively, was taken up by FGL and included in “Assets of business held for sale” in the accompanying Condensed Consolidated Balance Sheets. The obligations of the securitization is secured by the assets of the Variable Interest Entity, primarily asset-based loan receivables and carry residual interest subject to maintenance of certain covenants. Due to losses incurred in the CLO, at March 31, 2017 and September 30, 2016, the CLO was not accruing interest on the subordinated debt.

(10) Stock-Based Compensation
The Company recognized consolidated stock-based compensation expense of $15.9 and $25.0 during the three months ended March 31, 2017 and 2016, respectively, and $27.0 and $40.0 during the six months ended March 31, 2017 and 2016, respectively. Stock-based compensation expense is principally included in “Selling, acquisition, operating and general expenses” in the accompanying Condensed Consolidated Statements of Operations.

A summary of stock option awards outstanding as of March 31, 2017 and related activity during the six months then ended are as follows (option amounts in thousands):

	HRG
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2016	4,231	$9.48	$3.80
Granted	318	15.39	5.96
Exercised	(491)	11.18	4.49
Stock options outstanding at March 31, 2017	4,058	9.73	3.89
Stock options vested and exercisable at March 31, 2017	3,615	9.15	3.67
Stock options outstanding and expected to vest	4,058	9.73	3.89
A summary of restricted stock awards, restricted stock units and performance restricted stock units outstanding as of March 31, 2017 and related activity during the six months then ended, under HRG and Spectrum Brands are as follows (share amounts in thousands):

	HRG
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock outstanding at September 30, 2016	1,975	$12.74
Granted	25	15.71
Exercised/Released	(1,832)	12.69
Nonvested restricted stock outstanding at March 31, 2017	168	13.72

	HRG		Spectrum Brands
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2016	42	$12.33	577	$94.97
Granted	—	—	690	126.96
Vested/Exercised	(42)	12.33	(491)	109.09
Forfeited or Expired	—	—	(7)	116.13
Restricted stock units outstanding at March 31, 2017	—	—	769	114.46
A summary of warrants outstanding as of March 31, 2017 and related activity during the six months then ended under HRG’s incentive plan are as follows (share amounts in thousands):

	HRG
Warrants	Units	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Warrants outstanding at September 30, 2016	1,200	$13.13	$3.22
Exercised	(600)	13.13	3.22
Warrants outstanding at March 31, 2017	600	13.13	3.22
Warrants outstanding and expected to vest	600	13.13	3.22
HRG
HRG granted no stock option awards, restricted stock units or restricted stock awards during the three months ended March 31, 2017. During the six months ended March 31, 2017, HRG granted stock option awards and restricted stock awards representing approximately 318 thousand and 25 thousand, respectively. All of these grants are time based, and vest either immediately, or over a period of up to 3 years. The total fair value of the stock grants during the six months ended March 31, 2017 on their respective grant dates was approximately $2.3. During the six months ended March 31, 2017, stock option awards and restricted stock awards with a total fair value of $29.8 vested. The total intrinsic value of share options exercised during the six months ended March 31, 2017 was $2.8, for which HRG received cash of $5.5 in settlement.
During the six months ended March 31, 2016, HRG granted stock option awards, restricted stock awards and restricted stock unit awards representing approximately 28 thousand, 99 thousand and 6 thousand shares, respectively. HRG granted no stock option awards, restricted stock units or restricted stock awards during the three months ended March 31, 2016. All of these grants are time based, and vest either immediately, or over a period of up to 3 years. The total fair value of the stock grants during the six months ended March 31, 2016 on their respective grant dates was approximately $1.6. During the six months ended March 31, 2016, stock option awards and restricted stock awards with a total fair value of $30.3 vested. The total intrinsic value of stock options exercised during the six months ended March 31, 2016 was $2.1, for which HRG received cash of $3.2 in settlement.
Under HRG’s executive bonus plan for the fiscal year ending September 30, 2017, executives will be paid in cash. In addition, executives may also be granted stock, stock options and shares of restricted stock.
As of March 31, 2017, there was approximately $2.1 of total unrecognized compensation cost related to unvested share-based compensation agreements previously granted, which is expected to be recognized over a weighted-average period of 1.37 years.
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
The following assumptions were used in the determination of these grant date fair values for options awarded using the Black-Scholes option pricing model:

Six months ended March 31,
	2017	2016
Risk-free interest rate	1.80% to 2.25%	1.65% to 1.74%
Assumed dividend yield	—%	—%
Expected option term	5.0 to 6.5 years	5.0 to 5.5 years
Volatility	35.1% to 37.5%	37.4% to 37.9%
The weighted-average remaining contractual term of outstanding stock option awards and warrants at March 31, 2017 was 4.76 years.
On November 17, 2016, the Company and Mr. Asali entered into a Transition Agreement (the “Transition Agreement”), pursuant to which Mr. Asali was expected to leave his positions with the Company and its subsidiaries in the second half of fiscal 2017. On April 14, 2017, Mr. Asali ceased his employment with the Company and resigned from the Board of Directors of the Company and its subsidiaries. In accordance with the Transition Agreement, for the Company’s fiscal 2017, Mr. Asali received a cash bonus of $3.0 on March 31, 2017, and Mr. Asali’s options and restricted stock that were scheduled to vest and settle in November 29, 2017 vested and settled on March 31, 2017.
Spectrum Brands
Spectrum Brands granted restricted stock units representing approximately 2 thousand and 690 thousand shares during the three and six months ended March 31, 2017, respectively. The 690 thousand restricted stock units granted during the six months ended March 31, 2017 included 81 thousand restricted stock units that vested immediately and 212 thousand restricted stock units that are time-based and vest over a period of less than 1 year. The remaining 397 thousand are both performance and time-based and vest over a period of 1 to 3 years. The total market value of the restricted stock units on the dates of the grants was approximately $87.5. The remaining unrecognized pre-tax compensation cost related to restricted stock units at March 31, 2017 was $43.9.
Spectrum Brands granted restricted stock units representing approximately 130 thousand and 572 thousand shares during the three and six months ended March 31, 2016, respectively. The 572 thousand restricted stock units granted during the six months ended March 31, 2016 included 190 thousand restricted stock units that vested immediately and 48 thousand restricted stock units are time-based and vest within a period of 1 year. The remaining 334 thousand shares are both performance and time-based and vest over a period ranging from 1 to 2 years. The total market value of the restricted stock units on the dates of the grants was approximately $54.2. The remaining unrecognized pre-tax compensation cost related to restricted stock units at March 31, 2016 was $40.2.
The fair value of restricted stock units is determined based on the market price of Spectrum Brands’ common stock on the grant date.

(11) Income Taxes
For the three and six months ended March 31, 2017, the Company’s effective tax rate of 94.4% and 93.8%, respectively, differed from the expected U.S. statutory tax rate of 35.0% and was primarily impacted by U.S. pretax losses in the Company’s Corporate and Other and Insurance segments where the tax benefits were not more-likely-than-not to be realized resulting in the recording of valuation allowance. Additionally, the Company determined that the deferred tax assets of the Insurance segment at the beginning of the fiscal year were no longer more-likely-than-not to be realized and established a full valuation allowance against its deferred tax assets during the three and six months ended March 31, 2017. The increase in income tax expense for the three and six months ended March 31, 2017 was principally due to current year losses from our Corporate and Other and Insurance segments in the

U.S. that were not more-likely-than-not to be realized.
For the three and six months ended March 31, 2016, the Company’s effective tax rate of (32.0)% and (40.4)%, respectively, differed from the expected U.S. statutory tax rate of 35.0% and was impacted by the expected utilization of a portion of Spectrum Brands’ U.S. net operating losses that were previously recorded with valuation allowance against Spectrum Brands’ earnings during the fiscal year 2016, the effects of the adoption of ASU 2016-09 that resulted in the recognition of excess tax benefits in the Company’s provision for income taxes rather than paid-in capital and recognition of tax benefits on losses from the Corporate and Other segment in the U.S. during the fiscal year 2016. The Company determined that a portion of the fiscal year 2016 losses related to the Corporate and Other segment were more-likely-than-not to be realized based on the expected taxable gain following the completion of any disposition resulting from the FGL Strategic Evaluation Process. The decrease in income tax benefits for the three months ended March 31, 2016 was principally due to current year losses from our Corporate and Other segment in the U.S. that were not more-likely-than-not to be realized. In addition, for the six months ended March 31, 2016, the effective tax rate was also reduced by $5.9 for non-recurring items related to the impact of tax law changes in state deferred tax rates on Spectrum Brands’ net deferred tax liabilities.

(12) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (share amounts in thousands):

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Net (loss) income from continuing operations attributable to controlling interest	$(21.3)	$24.5	$(46.8)	$2.7
Net (loss) income from discontinued operations attributable to controlling interest	(60.8)	(49.2)	176.9	(61.3)
Net (loss) income attributable to controlling interest	$(82.1)	$(24.7)	$130.1	$(58.6)

Weighted-average common shares outstanding - basic	199,981	198,521	199,579	198,068
Dilutive effect of unvested restricted stock and restricted stock units	—	1,501	—	2,130
Dilutive effect of stock options	—	1,040	—	1,172
Weighted-average shares outstanding - diluted	199,981	201,062	199,579	201,370

Net (loss) income per common share attributable to controlling interest:
Basic (loss) income from continuing operations	$(0.11)	$0.12	$(0.23)	$0.01
Basic (loss) income from discontinued operations	(0.30)	(0.24)	0.88	(0.31)
Basic	$(0.41)	$(0.12)	$0.65	$(0.30)

Diluted (loss) income from continuing operations	$(0.11)	$0.12	$(0.23)	$0.01
Diluted (loss) income from discontinued operations	(0.30)	(0.24)	0.88	(0.30)
Diluted	$(0.41)	$(0.12)	$0.65	$(0.29)
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
The following were excluded from the calculation of “Diluted net income (loss) per common share attributable to controlling interest” because the as-converted effect of the unvested restricted stock and stock units, stock options and warrants would have been anti-dilutive (share amounts in thousands):

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Unvested restricted stock and restricted stock units	393	—	846	—
Stock options	1,820	—	1,708	—
Anti-dilutive warrants	235	—	177	—
For the three and six months ended March 31, 2016, there were 1.8 million outstanding warrants to purchase HRG common stock at an exercise price of $13.125 per share that were excluded from the calculation of “Diluted net income (loss) per common share attributable to controlling interest” because the exercise price per share was above the average stock price for the three and six months ended March 31, 2016.

(13) Commitments and Contingencies
Legal and Environmental Matters
The Company and its subsidiaries are involved in litigation and claims arising out of their prior businesses and arising in the ordinary course out of their current businesses, which include, among other things, indemnification and other claims and litigations involving HRG’s and its subsidiaries’ business practices, transactions, workers compensation matters, environmental matters, and personal injury claims. However, based on currently available information, including legal defenses available to the Company, and given the Company’s existing accruals and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.
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
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At March 31, 2017, FGL had accrued $2.1 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $2.2.
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

At March 31, 2017, FGL estimated the total cost for the settlement, legal fees and other costs related to Cressy would be $9.2, with a liability for the unpaid portion of the estimate of less than $0.1. FGL had incurred and paid $6.0 related to legal fees and other costs and $3.2 related to settlement costs as of March 31, 2017. Based on the information currently available, FGL does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued.
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri (the “District Court”), captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated (the “Plaintiff”) v. HRG, FGL Insurance, Raven Re, and Front Street Cayman (together, the “Defendants”). The complaint alleged violations of the Racketeer Influenced and Corrupt Organizations Act, requested injunctive and declaratory relief and sought unspecified compensatory damages for the putative class in an amount not presently determinable, treble damages, and other relief, and claims Plaintiff Ludwick overpaid for her annuity. On February 12, 2016, the District Court granted the Defendants’ joint motion to dismiss the Plaintiff’s claims. On March 3, 2016, Plaintiff Ludwick filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit (the “Court of Appeals”). On April 13, 2017, the Court of Appeals affirmed the District Court’s decision to dismiss the Plaintiff’s claims. The Plaintiff has no appeal as of right from the Court of Appeals’ decision but may seek discretionary review by the Court of Appeals en banc or by the United States Supreme Court. The Plaintiff’s time to seek discretionary review will expire on July 12, 2017. As of the date of this report, FGL does not have sufficient information to determine whether it has exposure to any losses that would be either probable or reasonably estimable.
Unfunded Lending Commitments
Salus and FGL had unfunded investment commitments as of March 31, 2017 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years.
Through Salus, the Company enters into commitments to extend credit to meet the financing needs of its asset based lending customers upon satisfaction of certain conditions. At March 31, 2017, the notional amount of unfunded, legally binding lending commitments was approximately $3.8, which all expires in 1 year or less.
FGL had unfunded investment commitments of $210.7 as of March 31, 2017.

(14) Related Party Transactions
FGL has invested in CLO securities issued by Fortress Credit Opportunities III CLO LP (“FCO III”) and also invested in securities issued by Fortress Credit BSL Limited (“Fortress BSL”). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC (“Fortress”), which has acquired interests greater than 10% ownership in HRG as of March 31, 2017. Such CLOs had an aggregate total carrying value of $275.2 and $203.2 as of March 31, 2017 and September 30, 2016, respectively, of which $18.5 and $18.0, respectively, was included in the funds withheld receivables portfolio of Front Street. The Company’s net investment income from such securities was $3.1 and $6.1 for the three and six months ended March 31, 2017, respectively, of which $0.3 and $0.6, respectively, was included in “Net investment income”, and the remaining $2.8 and $5.5, respectively, was included in “(Loss) income from discontinued operations” in the accompanying Condensed Consolidated Statements of Operations. For the three and six months ended March 31, 2016, the Company’s net investment income from such securities was $2.3 and $4.5, respectively, of which $0.2 and $0.5, respectively, was included in “Net investment income”, and the remaining $2.0 and $4.0, respectively, was included in “(Loss) income from discontinued operations” in the accompanying Condensed Consolidated Statements of Operations.

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
The following schedules present the Company’s segment information for the three and six months ended March 31, 2017 and 2016:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Revenues:
Consumer Products	$1,169.9	$1,209.6	$2,381.7	$2,428.4
Insurance	41.0	40.1	12.3	30.1
Intersegment adjustments and eliminations	4.5	16.0	10.7	10.6
Consolidated segment revenues	1,215.4	1,265.7	2,404.7	2,469.1
Corporate and Other	0.7	1.6	1.0	7.6
Total revenues	$1,216.1	$1,267.3	$2,405.7	$2,476.7

Operating income:
Consumer Products	$144.2	$148.5	$295.2	$291.0
Insurance	(4.1)	(1.4)	(19.5)	(1.4)
Intersegment adjustments and eliminations (a)	13.5	12.8	15.8	(6.2)
Total segment operating income	153.6	159.9	291.5	283.4
Corporate and Other	(10.1)	(17.4)	(30.3)	(41.1)
Consolidated operating income	143.5	142.5	261.2	242.3
Interest expense	(88.3)	(94.4)	(180.0)	(189.6)
Other expense, net	(2.0)	—	(0.6)	(0.7)
Income from continuing operations before income taxes	53.2	48.1	80.6	52.0
Income tax expense (benefit)	50.2	(15.4)	75.6	(21.0)
Net income from continuing operations	3.0	63.5	5.0	73.0
(Loss) income from discontinued operations, net of tax	(54.4)	(47.6)	204.4	(50.1)
Net (loss) income	(51.4)	15.9	209.4	22.9
Less: Net income attributable to noncontrolling interest	30.7	40.6	79.3	81.5
Net (loss) income attributable to controlling interest	$(82.1)	$(24.7)	$130.1	$(58.6)
(a) For its stand-alone reporting purposes, Front Street elected, since inception, to apply the fair value option to account for its funds withheld receivables, non-funds withheld assets and future policyholder benefits reserves related to its assumed reinsurance. For the Company’s consolidated reporting, the results from Front Street’s assumed reinsurance business with FGL is reported on FGL’s historical basis. Accordingly, in order to align the Company’s consolidated reporting, we have recorded a net intersegment adjustment to operating income (loss) of $13.1 and $13.9 for the three months ended March 31, 2017 and 2016, respectively, and $9.9 and $(3.2) for the six months ended March 31, 2017 and 2016, respectively. Upon the completion of any disposition resulting from the FGL Strategic Evaluation Process, the Company’s consolidated results will reflect all reinsurance business on the fair value option.

(16) Consolidating Financial Information
The following schedules present the Company’s accompanying Condensed Consolidated Balance Sheets information at March 31, 2017 and September 30, 2016, and accompanying Condensed Consolidated Statements of Operations information for the six months ended March 31, 2017 and 2016. These schedules present the individual segments of the Company and their contribution to the Condensed Consolidated Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, some of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.
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

HRG Group, Inc. - Condensed Consolidating Balance Sheets Information

March 31, 2017	Consumer Products	Insurance	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Assets:
Investments in subsidiaries and affiliates	$—	$0.6	$2,445.2	$—	$(2,445.8)	$—
Affiliated loans and receivables	—	20.3	0.2	—	(20.5)	—
Cash and cash equivalents	137.2	25.4	157.7	—	—	320.3
Funds withheld receivables	—	1,700.2	—	—	(66.0)	1,634.2
Receivables, net	572.8	8.2	3.3	—	—	584.3
Inventories, net	836.3	—	—	—	—	836.3
Deferred tax assets	18.3	—	—	—	13.3	31.6
Property, plant and equipment, net	660.8	—	0.9	—	—	661.7
Goodwill	2,473.8	—	—	—	—	2,473.8
Intangibles, net	2,312.5	—	—	—	—	2,312.5
Other assets	117.7	22.2	7.7	—	16.0	163.6
Assets of business held for sale	—	—	—	27,678.5	—	27,678.5
Total assets	$7,129.4	$1,776.9	$2,615.0	$27,678.5	$(2,503.0)	$36,696.8

Liabilities and Equity
Insurance reserves	$—	$1,664.8	$—	$—	$63.4	$1,728.2
Debt	3,780.8	—	1,793.4	—	49.7	5,623.9
Accounts payable and other current liabilities	803.1	8.3	37.1	—	0.5	849.0
Employee benefit obligations	107.8	—	4.4	—	—	112.2
Deferred tax liabilities	577.7	—	11.1	—	—	588.8
Other liabilities	23.4	2.7	4.6	—	—	30.7
Affiliated debt and payables	—	0.2	161.7	—	(161.9)	—
Liabilities of business held for sale	—	—	—	25,995.7	—	25,995.7
Total liabilities	5,292.8	1,676.0	2,012.3	25,995.7	(48.3)	34,928.5
Total stockholders’ equity	1,047.2	100.9	605.0	1,306.6	(2,454.7)	605.0
Noncontrolling interests	789.4	—	(2.3)	376.2	—	1,163.3
Total permanent equity	1,836.6	100.9	602.7	1,682.8	(2,454.7)	1,768.3
Total liabilities and equity	$7,129.4	$1,776.9	$2,615.0	$27,678.5	$(2,503.0)	$36,696.8

September 30, 2016	Consumer Products	Insurance	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Assets:
Investment in subsidiaries and affiliates	$—	$3.4	$2,405.3	$—	$(2,408.7)	$—
Affiliated loans and receivables	—	20.3	0.2	—	(20.5)	—
Cash and cash equivalents	275.3	32.1	189.9	—	—	497.3
Funds withheld receivables	—	1,725.0	—	—	(74.6)	1,650.4
Receivables, net	538.2	17.4	0.7	—	—	556.3
Inventories, net	740.6	—	—	—	—	740.6
Deferred tax assets	18.3	8.6	—	—	15.7	42.6
Property, plant and equipment, net	542.1	—	1.3	—	—	543.4
Goodwill	2,478.4	—	—	—	—	2,478.4
Intangibles, net	2,372.5	—	—	—	—	2,372.5
Other assets	103.7	18.1	34.6	—	16.2	172.6
Assets of business held for sale	—	—	—	26,738.7	—	26,738.7
Total assets	$7,069.1	$1,824.9	$2,632.0	$26,738.7	$(2,471.9)	$35,792.8

Liabilities and Equity:
Insurance reserves	$—	$1,685.9	$—	$—	$65.4	$1,751.3
Debt	3,620.2	—	1,747.7	—	63.0	5,430.9
Accounts payable and other current liabilities	931.6	6.1	51.6	—	0.5	989.8
Employee benefit obligations	120.2	—	5.2	—	—	125.4
Deferred tax liabilities	532.7	—	13.3	—	—	546.0
Other liabilities	20.4	3.5	8.3	—	(0.2)	32.0
Affiliated debt and payables	—	0.2	171.2	—	(171.4)	—
Liabilities of business held for sale	—	—	—	25,100.2	—	25,100.2
Total liabilities	5,225.1	1,695.7	1,997.3	25,100.2	(42.7)	33,975.6
Total stockholders’ equity	1,040.4	129.2	638.1	1,259.6	(2,429.2)	638.1
Noncontrolling interests	803.6	—	(3.4)	378.9	—	1,179.1
Total permanent equity	1,844.0	129.2	634.7	1,638.5	(2,429.2)	1,817.2
Total liabilities and equity	$7,069.1	$1,824.9	$2,632.0	$26,738.7	$(2,471.9)	$35,792.8

HRG Group, Inc. - Condensed Consolidating Statements of Operations Information

Six months ended March 31, 2017	Consumer Products	Insurance	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Revenues:
Net consumer and other product sales	$2,381.7	$—	$—	$—	$—	$2,381.7
Net investment income	—	0.1	1.0	—	22.5	23.6
Net investment gains (losses)	—	12.2	—	—	(14.0)	(1.8)
Insurance and investment product fees and other	—	—	—	—	2.2	2.2
Total revenues	2,381.7	12.3	1.0	—	10.7	2,405.7
Operating costs and expenses:
Cost of consumer products and other goods sold	1,476.5	—	—	—	—	1,476.5
Benefits and other changes in policy reserves	—	26.3	—	—	(4.9)	21.4
Selling, acquisition, operating and general expenses	610.0	5.5	31.3	—	(0.2)	646.6
Total operating costs and expenses	2,086.5	31.8	31.3	—	(5.1)	2,144.5
Operating income	295.2	(19.5)	(30.3)	—	15.8	261.2
Equity in net income of subsidiaries	—	—	231.4	—	(231.4)	—
Interest expense	(106.4)	—	(73.6)	—	—	(180.0)
Affiliated interest expense	—	—	(3.7)	—	3.7	—
Other expense, net	(0.8)	0.1	0.5	—	(0.4)	(0.6)
Income from continuing operations before income taxes	188.0	(19.4)	124.3	—	(212.3)	80.6
Income tax expense (benefit)	64.1	8.7	(5.7)	—	8.5	75.6
Net income from continuing operations	123.9	(28.1)	130.0	—	(220.8)	5.0
(Loss) income from discontinued operations, net of tax	—	—	—	204.4	—	204.4
Net (loss) income	123.9	(28.1)	130.0	204.4	(220.8)	209.4
Less: Net income attributable to noncontrolling interest	51.9	—	(0.1)	27.5	—	79.3
Net (loss) income attributable to controlling interest	$72.0	$(28.1)	$130.1	$176.9	$(220.8)	$130.1

Six months ended March 31, 2016	Consumer Products	Insurance	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Revenues:
Net consumer and other product sales	$2,428.4	$—	$—	$—	$—	$2,428.4
Net investment income	—	1.5	6.7	—	28.3	36.5
Net investment gains (losses)	—	28.6	—	—	(20.9)	7.7
Insurance and investment product fees and other	—	—	0.9	—	3.2	4.1
Total revenues	2,428.4	30.1	7.6	—	10.6	2,476.7
Operating costs and expenses:
Cost of consumer products and other goods sold	1,524.9	—	—	—	—	1,524.9
Benefits and other changes in policy reserves	—	26.1	—	—	17.2	43.3
Selling, acquisition, operating and general expenses	612.5	5.4	48.7	—	(0.4)	666.2
Total operating costs and expenses	2,137.4	31.5	48.7	—	16.8	2,234.4
Operating income	291.0	(1.4)	(41.1)	—	(6.2)	242.3
Equity in net income of subsidiaries	—	—	44.7	—	(44.7)	—
Interest expense	(115.9)	—	(71.4)	—	(2.3)	(189.6)
Affiliated interest expense	—	—	(7.6)	—	7.6	—
Other expense, net	(4.3)	—	3.9	—	(0.3)	(0.7)
Income from continuing operations before income taxes	170.8	(1.4)	(71.5)	—	(45.9)	52.0
Income tax expense (benefit)	4.4	(1.8)	(12.9)	—	(10.7)	(21.0)
Net income from continuing operations	166.4	0.4	(58.6)	—	(35.2)	73.0
(Loss) income from discontinued operations, net of tax	—	—	—	(50.1)	—	(50.1)
Net (loss) income	166.4	0.4	(58.6)	(50.1)	(35.2)	22.9
Less: Net income attributable to noncontrolling interest	70.3	—	—	11.2	—	81.5
Net (loss) income attributable to controlling interest	$96.1	$0.4	$(58.6)	$(61.3)	$(35.2)	$(58.6)

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
See Note 9, Debt, for additional discussion regarding Spectrum Brands’ amendment to its credit agreement that took place on April 7, 2017, pursuant to which interest rate margins applicable to the USD Term Loan had been reduced.
See Note 1, Description of Business, for information regarding the FGL Merger Agreement that was terminated on April 17, 2017, as well as the continuation of the FGL Strategic Evaluation Process.
On April 26, 2017, Spectrum Brands entered into a definitive purchase agreement for the acquisition of Petmatrix LLC, a manufacturer and marketer of rawhide-free dog chews, with a cash purchase price of approximately $255.0. The acquisition is expected to close by the end of May 2017 and will be integrated as part of the Company’s Consumer Products segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of HRG Group, Inc. (“HRG,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”) should be read in conjunction with our unaudited Condensed Consolidated Financial Statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of HRG which was included with our annual report filed on Form 10-K with the Securities and Exchange Commission (the “SEC”) on November 23, 2016 (the “Form 10-K”). Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part II — Other Information” of this report. You should consider our forward-looking statements in light of our unaudited Condensed Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the SEC. In this Quarterly Report on Form 10-Q we refer to the three and six months ended March 31, 2017 as the “Fiscal 2017 Quarter” and the “Fiscal 2017 Six Months”, respectively, and the three and six months ended March 31, 2016 as the “Fiscal 2016 Quarter” and the “Fiscal 2016 Six Months”, respectively.
HRG Overview
We are a holding company that conducts its operations through its operating subsidiaries. As of March 31, 2017, our principal operations were conducted through subsidiaries that offer branded consumer products and related businesses (Spectrum Brands Holdings, Inc., (“Spectrum Brands”)); and insurance and reinsurance services (Fidelity & Guaranty Life (“FGL”) and Front Street Re (Delaware) Ltd. (“Front Street”)). We also own Salus Capital Partners, LLC, (“Salus”), an asset-based lender, and 99.5% of NZCH Corporation (“NZCH”), a public shell company. From time to time, we may manage a portion of our available cash and engage in other activities through our wholly-owned subsidiaries, HGI Funding, LLC (“HGI Funding”) and HGI Energy Holdings, LLC (“HGI Energy”).
We currently present our operations in two reportable segments: (i) Consumer Products, which consists of Spectrum Brands; and (ii) Insurance, which consists of Front Street.
On April 17, 2017, FGL announced that it had terminated the FGL Merger Agreement. FGL also announced that its Board of Directors is continuing to evaluate strategic alternatives to maximize shareholder value and has received interest from a number of parties. See Note 1, Description of Business to our Condensed Consolidated Financial Statements included Part I - Item 1. Financial Statements for additional information. Our ownership interest in FGL has been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and FGL’s operations were classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows and reported separately for all periods presented. See Note 4, Divestitures to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.
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

Highlights for the Fiscal 2017 Quarter and the Fiscal 2017 Six Months
Significant Transactions and Activity
Consumer Products Segment

•
On October 6, 2016, Spectrum Brands entered into the first amendment to the credit agreement under its term loans (“Credit Agreement”), reducing the interest rate margins applicable to the U.S. dollar denominated term loan facility (the “USD Term Loan”) to adjusted International Exchange London Interbank Offered Rate (“LIBOR”) subject to a 0.75% floor plus margin of 2.50% per annum, or base rate with a 1.75% floor plus margin of 1.50% per annum.

•
On March 6, 2017, Spectrum Brands entered into a second amendment to the Credit Agreement expanding the overall capacity of the revolving credit facility (the “Revolver Facility”) to $700.0 million, reducing the interest rate margin to either adjusted LIBOR plus margin ranging from 1.75% to 2.25%, or base rate plus margin ranging from 0.75% to 1.25%, reducing the commitment fee to 35 bps, and extending the maturity to March 2022.

•
Subsequent to the end of the fiscal quarter, Spectrum Brands entered into a third amendment to the Credit Agreement reducing the interest rate margins applicable to the USD Term Loans to either adjusted LIBOR, subject to a 0.75% floor plus margin of 2.00% per annum, or base rate with a 1.75% floor plus margin of 1.00% per annum.

•
On September 20, 2016, Spectrum Brands issued €425.0 million aggregate principal amount of 4.00% unsecured notes due 2026 (the “4.00% Notes”). The proceeds from the 4.00% Notes and draws on the Revolver Facility were used to repay Spectrum Brands’ outstanding 6.375% unsecured notes due 2020 (the “6.375% Notes”) and pay fees and expenses in connection with the refinancing. Spectrum Brands repurchased $390.3 million aggregate principal amount of the 6.375% Notes through a cash tender offer on September 20, 2016, with the remaining outstanding aggregate principal amount of $129.7 million subsequently redeemed by Spectrum Brands during the Fiscal 2017 Six Months.

•
On April 26, 2017, subsequent to the end of the Fiscal 2017 Quarter, Spectrum Brands entered into a definitive purchase agreement for the acquisition of Petmatrix LLC, a manufacturer and marketer of rawhide-free dog chews, with a cash purchase price of approximately $255.0 million. The acquisition is expected to close by the end of May 2017 and will be integrated as part of the Company’s Consumer Products segment.

Corporate and Other

•
Omar Asali, President, Chief Executive Officer (“CEO”) and a director of HRG ceased his employment with HRG and resigned from the Board of Directors of HRG and its subsidiaries effective as of April 14, 2017.

•	Joseph Steinberg, the Chairman of the Board of Directors of HRG, was appointed to the additional position of CEO effective as of April 14, 2017.

•	On March 22, 2017, HRG appointed Ehsan Zargar, effective January 1, 2017, as Executive Vice President, Chief Operating Officer, General Counsel and Corporate Secretary of the Company.

•
On November 17, 2016, the Company announced that its Board of Directors had initiated a process to explore and evaluate strategic alternatives available to the Company with a view toward enhancing shareholder value. Strategic alternatives may include, but are not limited to, a merger, sale or other business combination involving the Company and/or its assets.

•
On January 13, 2017, the Company entered into a loan agreement (“2017 Loan”), pursuant to which it may borrow up to an aggregate amount of $150.0 million. The 2017 Loan bears interest at an adjusted LIBOR plus 2.35% per annum, payable quarterly and a commitment fee of 75 bps. As of March 31, 2017, the Company had drawn $50.0 million under the 2017 Loan. The scheduled maturity date of the 2017 Loan is July 13, 2018, with an option for early termination by the borrower.

•
During the Fiscal 2017 Six Months, we continued the wind-down of the operations of Salus. The remaining outstanding amount of Salus loans continued to run-off, primarily attributable to paydowns. During the Fiscal 2017 Six Months, Salus sold its entire interest in the loan to RadioShack Corporation (“RadioShack”) to a third party buyer for $1.0 million (including $0.3 million attributable to FGL). The net carrying value of the loan to RadioShack prior to the sale was $2.5 million (including $0.8 million attributable to FGL). As of March 31, 2017, there were three asset-based loans outstanding carried at $6.3 million, net of loan loss allowance.

Discontinued Operations

•
On April 17, 2017, FGL terminated the FGL Merger Agreement. Prior to its termination, the FGL Merger Agreement was amended on November 3, 2016 and on February 9, 2017, each time to extend the outside termination date.

•
As part of the February 9, 2017 amendment, the FGL Merger Agreement was also amended to permit FGL to explore and negotiate strategic alternatives with other parties, but not to enter into a definitive agreement with a third party while the FGL Merger Agreement was in effect. As a result of the termination of the FGL Merger Agreement, FGL has no remaining obligations under the FGL Merger Agreement and may enter into an alternative transaction.

•
In connection with the termination of the FGL Merger Agreement, on April 17, 2017, FGL’s Board of Directors announced that it was continuing to evaluate strategic alternatives to maximize shareholder value and had received interest from a number of parties (the “FGL Strategic Evaluation Process”).

Key financial highlights

•
Basic and diluted net loss from continuing operations attributable to common stockholders for the Fiscal 2017 Quarter was $0.11 per basic and diluted common share attributable to controlling interest, compared to basic and diluted net income from continuing operations attributable to common stockholders of $0.12 per basic and diluted common share attributable to controlling interest in the Fiscal 2016 Quarter. The decrease in net income per share was primarily due to higher effective income tax rate, partially offset by lower interest expenses as a result of the refinancing activities at Spectrum Brands.

•	We ended the quarter with corporate cash and investments of approximately $139.5 million (primarily held at HRG and HGI Funding).

•
Our Consumer Products segment’s operating income for the Fiscal 2017 Quarter decreased $4.3 million, or 2.9%, to $144.2 million from $148.5 million for the Fiscal 2016 Quarter. Our Consumer Products segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA,” see additional discussion included in the “Non-GAAP Measurements” section below) decreased by $9.4 million, or 4.1%, to $220.2 million versus the Fiscal 2016 Quarter. The decrease in operating income and Adjusted EBITDA was impacted by delayed inventory intake by all major U.S. retailers of seasonal home and garden and global auto care products. Adjusted EBITDA margin represented 18.8% of sales as compared to 19.0% in the Fiscal 2016 Quarter.

•
Our Insurance segment’s operating loss for the Fiscal 2017 Quarter was $4.1 million compared to $1.4 million for the Fiscal 2016 Quarter primarily driven by a mismatch between the changes in the fair value of the insurance liabilities and the fair value of the assets backing such liabilities due to market conditions and changes in risk-free and discount rates.

•	During the Fiscal 2017 Six Months, we received cash dividends of $33.6 million from our subsidiaries, including $27.5 million and $6.1 million from Spectrum Brands and FGL, respectively.

Results of Operations
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Revenues:
Consumer Products	$1,169.9	$1,209.6	$(39.7)	$2,381.7	$2,428.4	$(46.7)
Insurance	41.0	40.1	0.9	12.3	30.1	(17.8)
Intersegment adjustments and eliminations	4.5	16.0	(11.5)	10.7	10.6	0.1
Consolidated segment revenues	1,215.4	1,265.7	(50.3)	2,404.7	2,469.1	(64.4)
Corporate and Other	0.7	1.6	(0.9)	1.0	7.6	(6.6)
Total revenues	$1,216.1	$1,267.3	$(51.2)	$2,405.7	$2,476.7	$(71.0)
Operating income:
Consumer Products	$144.2	$148.5	$(4.3)	$295.2	$291.0	$4.2
Insurance	(4.1)	(1.4)	(2.7)	(19.5)	(1.4)	(18.1)
Intersegment adjustments and eliminations (a)	13.5	12.8	0.7	15.8	(6.2)	22.0
Total segment operating income	153.6	159.9	(6.3)	291.5	283.4	8.1
Corporate and Other	(10.1)	(17.4)	7.3	(30.3)	(41.1)	10.8
Consolidated operating income	143.5	142.5	1.0	261.2	242.3	18.9
Interest expense	(88.3)	(94.4)	6.1	(180.0)	(189.6)	9.6
Other expense, net	(2.0)	—	(2.0)	(0.6)	(0.7)	0.1
Income from continuing operations before income taxes	53.2	48.1	5.1	80.6	52.0	28.6
Income tax expense (benefit)	50.2	(15.4)	65.6	75.6	(21.0)	96.6
Net income from continuing operations	3.0	63.5	(60.5)	5.0	73.0	(68.0)
(Loss) income from discontinued operations, net of tax	(54.4)	(47.6)	(6.8)	204.4	(50.1)	254.5
Net (loss) income	(51.4)	15.9	(67.3)	209.4	22.9	186.5
Less: Net income attributable to noncontrolling interest	30.7	40.6	(9.9)	79.3	81.5	(2.2)
Net (loss) income attributable to controlling interest	$(82.1)	$(24.7)	$(57.4)	$130.1	$(58.6)	$188.7
(a) For its stand-alone reporting purposes, Front Street elected, since inception, to apply the fair value option to account for its funds withheld receivables, non-funds withheld assets and future policyholder benefits reserves related to its assumed reinsurance. For the Company’s consolidated reporting, the results from Front Street’s assumed reinsurance business with FGL is reported on FGL’s historical basis. Accordingly, in order to align the Company’s consolidated reporting, we have recorded a net intersegment adjustment to operating income (loss) of $13.1 million and $13.9 million for the Fiscal 2017 Quarter and the Fiscal 2016 Quarter, respectively, and $9.9 million and $(3.2) million for the Fiscal 2017 Six Months and the Fiscal 2016 Six Months, respectively. Upon the completion of any disposition resulting from the FGL Strategic Evaluation Process, the Company’s consolidated results will reflect all reinsurance business on the fair value option.
Revenues. Revenues for the Fiscal 2017 Quarter decreased $51.2 million, or 4.0%, to $1,216.1 million from $1,267.3 million for the Fiscal 2016 Quarter. The decrease was primarily due to lower revenues from our Consumer Products segment driven by lower sales in lawn and garden control products and repellents due to timing of seasonal inventory sales, reduction in distribution from retail inventory management initiatives and higher demand driven by Zika concerns in the prior period coupled with lower revenues generated by Salus as a result of the continued run-off of the asset-backed loan portfolio.
Revenues for the Fiscal 2017 Six Months decreased $71.0 million, or 2.9%, to $2,405.7 million from $2,476.7 million for the Fiscal 2016 Six Months. The decrease was primarily due to lower net sales from our Consumer Products segment mainly as a result of the effect of foreign exchange rates and decrease in home and garden products as discussed above; lower revenues generated by Salus as a result of the continued run-off of the asset-backed loan portfolio; and a decrease in fair value of the funds withheld receivables with third parties in the Insurance segment due to higher interest rates and wider credit spreads.
Consolidated operating income. Consolidated operating income for the Fiscal 2017 Quarter increased $1.0 million, or 0.7%, to $143.5 million from $142.5 million for the Fiscal 2016 Quarter. The increase was primarily due to lower impairments and loan loss provision expense in our Corporate and Other segment, partially offset by lower operating income from our Consumer Products and Insurance segments.
Consolidated operating income for the Fiscal 2017 Six Months increased $18.9 million, or 7.8%, to $261.2 million from $242.3 million for the Fiscal 2016 Six Months. The increase was primarily due to lower impairments and loan loss provision expense in our Corporate and Other segment and increased profitability in our Consumer Products segment.

Interest Expense. Interest expense decreased $6.1 million to $88.3 million for the Fiscal 2017 Quarter from $94.4 million for the Fiscal 2016 Quarter and decreased $9.6 million to $180.0 million for the Fiscal 2017 Six Months from $189.6 million for the Fiscal 2016 Six Months. The decreases were primarily due to the effect of refinancing activities to lower interest rates at our Consumer Products segment, partially offset by interest expense on the 2017 Loan.
Other expense, net. Other expense increased $2.0 million for the Fiscal 2017 Quarter as compared to the Fiscal 2016 Quarter primarily driven by foreign exchange losses.
Other expense remained flat at $0.6 million for the Fiscal 2017 Six Months compared to $0.7 million for the Fiscal 2016 Six Months.
Income Taxes. For the Fiscal 2017 Quarter and the Fiscal 2017 Six Months, our effective tax rate of 94.4% and 93.8%, respectively, differed from the expected U.S. statutory tax rate of 35.0% and was primarily impacted by U.S. pretax losses in our Corporate and Other and Insurance segments in the U.S. where the tax benefits were not more-likely-than-not to be realized, resulting in the recording of valuation allowance. Additionally, the Company determined that the deferred tax assets of the Insurance segment at the beginning of the fiscal year were no longer more-likely-than-not to be realized and established a full valuation allowance against its deferred tax assets in the Fiscal 2017 Quarter and the Fiscal 2017 Six Months. The increase in income tax expense for the Fiscal 2017 Quarter and the Fiscal 2017 Six Months, was principally due to current year losses from our Corporate and Other and Insurance segments in the U.S. that were not more-likely-than-not to be realized.
For the Fiscal 2016 Quarter and the Fiscal 2016 Six Months, our effective tax rate of (32.0)% and (40.4)%, respectively, differed from the expected U.S. statutory tax rate of 35.0% and was impacted by the expected utilization of a portion of Spectrum Brands’ U.S. net operating losses (“NOL”) that were previously recorded with valuation allowance against Spectrum Brands’ earnings during the fiscal year 2016, the effects of the adoption of Accounting Standards Update 2016-09 that resulted in the recognition of excess tax benefits in the Company’s provision for income taxes rather than paid-in capital and recognition of tax benefits on a portion of current year losses from our Corporate and Other segment in the U.S. during the fiscal year 2016. The Company determined that a portion of the fiscal year 2016 losses related to our Corporate and Other segment were more-likely-than-not to be realized based on the expected taxable gain from the completion of any disposition resulting from the FGL Strategic Evaluation Process. In addition, for the Fiscal 2016 Six Months, the effective tax rate was also reduced by $5.9 million for non-recurring items related to the impact of tax law changes in state deferred tax rates on Spectrum Brands’ net deferred tax liabilities.
The majority of NOL, capital loss and tax credit carryforwards at HRG and a portion of Spectrum Brands have historically been subject to valuation allowances, as the Company concluded that all or a portion of the related tax benefits were not more-likely-than-not to be realized. Utilization of a portion of the NOL, capital loss and tax credit carryforwards of HRG and Spectrum Brands are subject to limitations under Internal Revenue Code (“IRC”) Sections 382 and 383. Such limitations resulted from ownership changes of more than 50 percentage points over a three-year period. The completion of any disposition resulting from the FGL Strategic Evaluation Process is expected to result in significant utilization of tax attribute carryforwards against the taxable gain.
(Loss) income from discontinued operations, net of tax. Loss from discontinued operations, net of tax for the Fiscal 2017 Quarter was $54.4 million and was entirely attributable to FGL. Loss from discontinued operations, net of tax for the Fiscal 2016 Quarter was $47.6 million due to a $34.5 million loss related to Compass’ operations and a $13.1 million loss attributable to FGL.
The increase in loss of $41.3 million attributable to FGL was driven by a $72.8 million write-down of the carrying value of the assets of business held for sale to fair value less cost to sell for the Fiscal 2017 Quarter compared to $23.5 million for the Fiscal 2016 Quarter; partially offset by an increase in net income attributable to FGL’s operations of $9.1 million.
The increase in net income attributable to FGL’s operations of $9.1 million was driven primarily by the change in the fixed indexed annuity present value of future credits and guarantee liability that increased $12.2 million during the Fiscal 2017 Quarter compared to a $77.2 million increase for the Fiscal 2016 Quarter. The change was a result of the greater decrease in longer duration risk free rates in the Fiscal 2016 Quarter compared to the Fiscal 2017 Quarter. Also contributing to the increase in net income attributable to FGL was higher net investment income driven by higher assets under management. These increases were partially offset by credit-related impairment losses of $20.0 million on available-for-sale debt securities; and higher amortization of intangibles and income tax expense.
Income from discontinued operations, net of tax for the Fiscal 2017 Six Months was $204.4 million and was entirely attributable to FGL. Loss from discontinued operations, net of tax for the Fiscal 2016 Six Months was $50.1 million due to a $48.7 million loss attributable to FGL and a $1.4 million loss related to Compass’ operations.
The increase in income of $253.1 million attributable to FGL was driven by the non-recurrence of $90.9 million income tax expense recorded in the Fiscal 2016 Six Months; a write-up of the carrying value of the assets of business held for sale to fair value less cost to sell of $71.7 million for the Fiscal 2017 Six Months compared to a write-down of $23.5 million for the Fiscal 2016 Six Months and an increase in net income attributable to FGL’s operations of $65.8 million.
The non-recurrence of $90.9 million income tax expense recorded in the Fiscal 2016 Six Months was related to the establishment of a deferred tax liability of $328.6 million at March 31, 2016 as a result of classifying HRG’s ownership interest in FGL as held for sale, partially offset by a $237.7 million reduction of valuation allowance on HRG’s net operating and capital loss carryforwards expected to offset the tax effects of the completion of any disposition resulting from the FGL Strategic Evaluation Process.
At March 31, 2017, the carrying value of the Company’s interest in FGL was $291.1 million higher than the fair value less cost to sell based on the closing price of FGL’s common stock at March 31, 2017 and as a result, the Company partially reversed the previously recorded $362.8 million write-down of assets of business held for sale by $71.7 million. The decrease in the carrying value of the Company’s interest was primarily as a result of a decrease in unrealized gains on FGL’s investment portfolio during the Fiscal 2017 Six Months due to the increase in market yields.
The increase in net income attributable to FGL’s operations of $65.8 million was driven primarily by the change in the fixed indexed annuity present value of future credits and guarantee liability that decreased $160.6 million during the Fiscal 2017 Six Months compared to an increase of $53.9 million for the Fiscal 2016 Six Months due to the increase in longer duration risk free rates in the current period. Also contributing to the increase in net income attributable to FGL was higher net investment income driven by higher assets under management. These increases were partially offset by credit-related impairment losses of $20.0 million on available-for-sale debt securities; and higher amortization of intangibles and income tax expense.
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

Consumer Products Segment
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Net consumer and other product sales	$1,169.9	$1,209.6	$(39.7)	$2,381.7	$2,428.4	$(46.7)
Cost of consumer products and other goods sold	714.7	746.8	(32.1)	1,476.5	1,524.9	(48.4)
Consumer products segment gross profit	455.2	462.8	(7.6)	905.2	903.5	1.7
Selling, acquisition, operating and general expenses	311.0	314.3	(3.3)	610.0	612.5	(2.5)
Operating income - Consumer Products segment	$144.2	$148.5	$(4.3)	$295.2	$291.0	$4.2
Net consumer and other product sales. Net consumer and other product sales for the Fiscal 2017 Quarter decreased $39.7 million, or 3.3%, to $1,169.9 million from $1,209.6 million for the Fiscal 2016 Quarter. The decrease in net consumer and other product sales in the Fiscal 2017 Quarter was primarily due to a decline in home and garden control products, global pet supplies and small appliances product categories, and a negative impact of foreign exchange rates of $9.6 million. These decreases were partially offset by the increases in organic net sales in hardware and home improvement and consumer batteries product categories.
Net consumer and other product sales for the Fiscal 2017 Six Months decreased $46.7 million, or 1.9%, to $2,381.7 million from $2,428.4 million for the Fiscal 2016 Six Months. The decrease in net consumer and other product sales in the Fiscal 2017 Six Months was primarily due to the negative impact of foreign exchange rates of $28.4 million and a decline in organic net sales in home and garden control products, global pet supplies, small appliances, global auto care and personal care product categories. These decreases were partially offset by the increase in organic net sales in consumer batteries and hardware and home improvement product categories. Organic net sales exclude the impact of foreign currency translation and is considered a non-GAAP measurement (See “Non-GAAP Measurements” section below for reconciliation of net sales to organic net sales).
Consolidated net sales by product category for each of those respective periods are as follows (in millions):

	Fiscal Quarter			Fiscal Six Months
	2017	2016	Increase /(Decrease)	2017	2016	Increase / (Decrease)
Hardware and home improvement products	$313.7	$301.6	$12.1	$602.5	$584.3	$18.2
Consumer batteries	185.2	178.2	7.0	445.7	430.8	14.9
Global pet supplies	191.8	208.5	(16.7)	386.0	411.9	(25.9)
Small appliances	123.6	138.3	(14.7)	310.0	328.2	(18.2)
Personal care products	104.7	108.4	(3.7)	267.3	277.2	(9.9)
Global auto care	119.0	119.6	(0.6)	188.5	193.3	(4.8)
Home and garden control products	131.9	155.0	(23.1)	181.7	202.7	(21.0)
Total net sales to external customers	$1,169.9	$1,209.6	$(39.7)	$2,381.7	$2,428.4	$(46.7)

The following table details the principal components of the change in the Consumer Products segment net sales from the Fiscal 2016 Quarter to the Fiscal 2017 Quarter (in millions):

Net Sales
Fiscal 2016 Quarter Net consumer and other product sales	$1,209.6
Increase in hardware and home improvement products	10.7
Increase in consumer batteries	9.0
Decrease in global auto care	(0.5)
Decrease in personal care products	(1.7)
Decrease in small appliances	(11.2)
Decrease in global pet supplies	(13.3)
Decrease in home and garden control products	(23.1)
Foreign currency impact, net	(9.6)
Fiscal 2017 Quarter Net consumer and other product sales	$1,169.9
Net sales in hardware and home improvement products increased $12.1 million, or 4.0%, for the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter, while organic net sales increased $10.7 million, or 3.5%, primarily attributable to increases in security and locksets of $6.4 million from higher volumes through the introduction of new products with key retailers, increased volumes with non-retail wholesale and builder channels, and the introduction of Tell Manufacturing, Inc. product into retail channels, partially offset by the exit of lower margin business; the increase in plumbing of $4.3 million through introduction of new products with key retailers; and a marginal increase in hardware. Overall, net sales were adversely impacted by $4.0 million due to product exits that were primarily associated with a branded product that was transitioned under a third party license agreement.
Net sales in consumer batteries increased $7.0 million, or 3.9%, for the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter, with an organic net sales increase of $9.0 million, or 5.1%, primarily due to an increase in EMEA of $7.0 million from promotional sales of branded alkaline batteries plus expansion with new and existing customers for both branded alkaline and specialty batteries; an increase in NA of $2.6 million due to branded alkaline and specialty batteries volume growth with a key retailer, partially offset with reduced retail inventory on lighting products; an increase in APAC of $0.3 million and a decrease in LATAM of $1.0 million.
Net sales in global auto care decreased $0.6 million, or 0.5%, for the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter, with a decrease in organic net sales of $0.5 million, or 0.4%, primarily due to lower auto appearance products of $3.8 million due to cooler weather conditions; partially offset by an increase in refrigerant products of $2.9 million from implemented price increases in response to product cost increases; and a marginal increase in licensing and auto performance products.
Net sales in personal care products decreased $3.7 million, or 3.4%, for the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter, with an organic net sales decrease of $1.7 million, or 1.6%, primarily attributable to decreases in NA and EMEA of $2.5 million and $0.8 million, respectively, due to softer category point of sale (“POS”) retail inventory reductions and competitor promotions; offset by increases in LATAM and APAC of $0.8 million and $0.8 million, respectively, from promotional sales and market expansion.
Net sales in small appliances decreased $14.7 million, or 10.6%, for the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter, with an organic net sales decrease of $11.2 million, or 8.1%, primarily due to a decrease in NA of $5.5 million from declines in POS due to category softness retailer inventory reductions and competitor promotions, partially offset by sales growth through e-commerce channels; decreases in EMEA of $4.8 million from Brexit-related market softness in the UK; and decreases in LATAM and APAC of $0.8 million and $0.2 million, respectively.
Net sales in global pet supplies decreased $16.7 million, or 8.0%, for the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter, with a decrease in organic net sales of $13.3 million, or 6.4%, driven by decreases in companion animal and pet food sales of $6.7 million and aquatics of $6.6 million. The decrease in companion animal and pet food sales was due to a decrease in EMEA of $7.4 million from lower distribution of branded companion animal products and a reduction of $4.5 million for the acceleration of the exit of a pet food tolling agreement; partially offset by an increase in NA of $0.3 million from channel expansion of Nature’s Miracles products, despite exiting of low margin private label products reducing net sales by $2.2 million; and increases in LATAM and APAC of $0.1 million and $0.3 million, respectively. The decrease in aquatics was due to a decrease in NA of $4.5 million driven by soft category POS and lower retailer inventory; a decrease in EMEA of $1.7 million driven by deferred sales due to weather; and a decrease of $0.4 million in APAC.
Net sales in home and garden control products decreased $23.1 million, or 14.9%, primarily attributable to lower sales in lawn and garden control products and repellents of $10.1 million and $12.0 million, respectively, due to timing of seasonal inventory sales, reduction in distribution from retail inventory management initiatives and higher demand driven by Zika concerns in the prior period; and a decrease in household insect control products of $1.0 million.

The following table details the principal components of the change in the Consumer Products segment net sales from the Fiscal 2016 Six Months to the Fiscal 2017 Six Months (in millions):

Net Sales
Fiscal 2016 Six Months Net consumer and other product sales	$2,428.4
Increase in consumer batteries	21.4
Increase in hardware and home improvement products	17.1
Decrease in personal care products	(4.2)
Decrease in global auto care	(4.6)
Decrease in small appliances	(7.3)
Decrease in global pet supplies	(19.7)
Decrease in home and garden control products	(21.0)
Foreign currency impact, net	(28.4)
Fiscal 2017 Six Months Net consumer and other product sales	$2,381.7
Net sales in consumer batteries increased $14.9 million, or 3.5%, for the Fiscal 2017 Six Months compared to the Fiscal 2016 Six Months, with an organic net sales increase of $21.4 million, or 5.0%, due to an increase in EMEA of $18.2 million from promotional sales of branded alkaline batteries, plus expansion with new and existing customers for both branded alkaline and specialty batteries; an increase in NA of $2.0 million due to branded alkaline and specialty batteries volume growth with a key retailer and specialty batteries previously discussed coupled with strong holiday POS on branded alkaline batteries, partially offset by discontinued private label business and reduced retail inventory on lighting products; an increase in APAC of $1.8 million and a decrease in LATAM of $0.6 million.
Net sales in hardware and home improvement products increased $18.2 million, or 3.1%, for the Fiscal 2017 Six Months compared to the Fiscal 2016 Six Months, while organic net sales increased $17.1 million, or 2.9%, primarily attributable to increases in security and locksets of $13.6 million from higher volumes through the introduction of new products with key retailers, promotional sales through e-commerce channels, increased volumes with non-retail wholesale and builder channels, and the introduction of Tell Manufacturing, Inc. product into retail channels, partially offset by the exit of lower margin business; increase in plumbing of $4.1 million through introduction of new products with key retailers; and decrease in hardware of $0.6 million driven by the exit of lower margin business offset by incremental retail volumes and new product introduction. Overall, net sales were adversely impacted by $8.0 million due to product exits that were primarily associated with a branded product that was transitioned under a third party license arrangement.
Net sales in personal care products decreased $9.9 million, or 3.6%, for the Fiscal 2017 Six Months compared to the Fiscal 2016 Six Months, with an organic net sales decrease of $4.2 million, or 1.5%, due to decreases in NA of $7.7 million due to softer category POS, retail inventory reductions and competitor promotions; offset by increases in EMEA of $2.0 million from promotional sales and market expansion; and increases in APAC and LATAM of $1.2 million and $0.1 million, respectively.
Net sales in global auto care decreased $4.8 million, or 2.5%, for the Fiscal 2017 Six Months compared to the Fiscal 2016 Six Months, with a decrease in organic net sales of $4.6 million, or 2.4%, primarily due to the cooler weather conditions and marginal increases in refrigerant from price increases and auto performance products.
Net sales in small appliances decreased $18.2 million, or 5.5%, for the Fiscal 2017 Six Months compared to the Fiscal 2016 Six Months, with an organic net sales decrease of $7.3 million, or 2.2%, primarily due to a decrease in EMEA of $3.9 million from Brexit-related market softness in the UK; a decrease in LATAM of $4.0 million for lower promotion activity and a decrease in APAC of $2.6 million from lower POS within the region; offset by an increase in NA of $3.2 million from incremental product listings and volumes with key retailers, promotional sales and expansion in other distribution channels including e-commerce, partially offset by declines in POS and lost distribution discussed above.
Net sales in global pet supplies decreased $25.9 million, or 6.3%, for the Fiscal 2017 Six Months compared to the Fiscal 2016 Six Months, with a decrease in organic net sales of $19.7 million, or 4.8%, driven by lower sales in companion animal and pet food of $15.5 million and aquatics of $4.2 million. The decrease in companion animal sales was due to a decrease in EMEA of $12.1 million from lower distribution of branded companion animal products and a reduction of $5.1 million for the acceleration of the exit of a pet food tolling agreement, partially offset by promotional activity during the period; a decrease in NA of $4.0 million from reduced listings and retail inventory with key pet retailers, increased competition and low-margin product exits of $4.3 million, offset by channel expansion of Nature’s Miracle product; partially offset by an increase in APAC and LATAM of $0.4 million and $0.2 million, respectively. The decrease in aquatics was due to a decrease in NA of $4.5 million driven by soft category POS and lower retail inventory; marginal increase in EMEA of $1.0 million due to promotional sales offset by deferred sales due to weather; and a decrease in APAC of $0.7 million.
Net sales in home and garden control products decreased $21.0 million, or 10.4%, primarily attributable to lower sales in lawn and garden control products and repellents of $11.0 million and $12.5 million, respectively, due to timing of seasonal inventory sales, inventory management initiatives at retailers and higher demand in prior period discussed above; partially offset by an increase in household insect control products of $2.5 million driven by stronger POS at major retailers.
Cost of consumer products and other goods sold / Consumer products segment gross profit. Consumer products segment gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2017 Quarter was $455.2 million compared to $462.8 million for the Fiscal 2016 Quarter. The decrease in gross profit was mainly attributable to a reduction in net sales offset by gross margin improvement. Gross profit margin for the Fiscal 2017 Quarter increased to 38.9% compared to 38.3% for the Fiscal 2016 Quarter. The increase in gross profit margin was primarily due to a shift to higher margin product sales, the exit of low-margin product sales and continuing cost improvements initiatives.
Consumer products segment gross profit, representing net consumer products sales minus consumer products cost of goods sold, for the Fiscal 2017 Six Months was $905.2 million compared to $903.5 million for the Fiscal 2016 Six Months. The increase in gross profit was mainly attributable to an increase in gross profit margin. Gross profit margin for the Fiscal 2017 Six Months increased to 38.0% compared to 37.2% for the Fiscal 2016 Six Months. The increase in gross profit margin was primarily due to a shift to higher margin product sales, the exit of low-margin product sales and continuing cost improvements initiatives.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses decreased by $3.3 million, or 1.0%, to $311.0 million for the Fiscal 2017 Quarter, from $314.3 million for the Fiscal 2016 Quarter mainly due to a decrease in acquisition and integration related charges of $8.3 million from lower integration activity offset by increased restructuring and related charges of $2.7 million for restructuring initiatives.
Selling, acquisition, operating and general expenses decreased by $2.5 million, or 0.4%, to $610.0 million for the Fiscal 2017 Six Months, from $612.5 million for the Fiscal 2016 Six Months mainly due to a decrease in acquisition and integration related charges of $14.0 million due to lower integration activity, partially offset by an increase in general and administrative expenses of $6.0 million and an increase in restructuring and related charges of $3.7 million for restructuring initiatives.

Insurance Segment
Presented below is a table that summarizes the results of operations of our Insurance segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Insurance segment revenues	$41.0	$40.1	$0.9	$12.3	$30.1	$(17.8)

Benefits and other changes in policy reserves	42.0	38.5	3.5	26.3	26.1	0.2
Selling, acquisition, operating and general expenses	3.1	3.0	0.1	5.5	5.4	0.1
Total Insurance segment operating costs and expenses	45.1	41.5	3.6	31.8	31.5	0.3
Operating loss - Insurance segment	$(4.1)	$(1.4)	$(2.7)	$(19.5)	$(1.4)	$(18.1)
For segment reporting purposes, at the inception date of the reinsurance transactions, Front Street elected to apply the fair value option to account for its funds withheld receivables, non-funds withheld assets and future policyholder benefits reserves related to its assumed reinsurance. For consolidated reporting, the results from Front Street’s assumed reinsurance business with FGL is reported on FGL’s historical basis. Upon the completion of any disposition resulting from the FGL Strategic Evaluation Process, our consolidated results will reflect all reinsurance business on the fair value option.
Insurance segment revenues. Insurance segment revenues remained relatively flat for the Fiscal 2017 Quarter as compared to the Fiscal 2016 Quarter. For the Fiscal 2017 Six Months, Insurance segment revenues decreased $17.8 million to $12.3 million from $30.1 million for the Fiscal 2016 Six Months. The decrease in Insurance segment revenues was primarily driven by a decrease in the fair value of the underlying fixed maturity debt securities included in the funds withheld receivables during the Fiscal 2017 Six Months due to market conditions with increasing risk-free rates and widening credit spreads resulting in generally lower valuations of fixed maturity debt securities; the non-recurrence of realized gains on securities included in Front Street’s capital account portfolio for the Fiscal 2016 Six Months; and credit impairment losses due to intercompany investments for the Fiscal 2017 Six Months.
Benefits and other changes in policy reserves. For the Fiscal 2017 Quarter, benefits and other changes in policy reserves were $42.0 million as compared to $38.5 million for the Fiscal 2016 Quarter. The change was primarily due to a decrease in the insurance liability discount rate.
For the Fiscal 2017 Six Months, benefits and other changes in policy reserves remained relatively flat at $26.3 million as compared to $26.1 million for the Fiscal 2016 Six Months.

Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses of the Insurance segment remained flat for the Fiscal 2017 Quarter as compared to the Fiscal 2016 Quarter and for the Fiscal 2017 Six Months as compared to the Fiscal 2016 Six Months.

Corporate and Other Segment
Presented below is a table that summarizes the results of operations of our Corporate and Other segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Corporate and Other segment revenues	$0.7	$1.6	$(0.9)	$1.0	$7.6	$(6.6)
Selling, acquisition, operating and general expenses	10.8	19.0	(8.2)	31.3	48.7	(17.4)
Operating loss - Corporate and Other segment	$(10.1)	$(17.4)	$7.3	$(30.3)	$(41.1)	$10.8
Corporate and Other segment revenues. Corporate and Other segment revenues decreased $0.9 million to $0.7 million for the Fiscal 2017 Quarter from $1.6 million for the Fiscal 2016 Quarter. Corporate and Other segment revenues decreased $6.6 million to $1.0 million for the Fiscal 2017 Six Months from $7.6 million for the Fiscal 2016 Six Months. These decreases were primarily driven by lower revenue generated by Salus as a result of the continued run-off of the remaining outstanding amount of Salus loans primarily attributable to paydowns on existing loans and a lack of new loan originations by Salus, coupled with the effect of the Company’s sale of its ownership interest in CorAmerica Capital, LLC (“CorAmerica”) and the wind-down of the operations of Energy & Infrastructure Capital, LLC (“EIC”).
Selling, acquisition, operating and general expenses. Presented below is a table that summarizes the Selling, acquisition, operating and general expenses of our Corporate and Other segment by product line, and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
Selling, acquisition, operating and general expenses	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Corporate	$10.0	$8.2	$1.8	$25.5	$22.8	$2.7
Asset management operating and general expenses	0.8	10.8	(10.0)	5.8	25.9	(20.1)
Selling, acquisition, operating and general expenses - Corporate and Other segment	$10.8	$19.0	$(8.2)	$31.3	$48.7	$(17.4)
Corporate
Selling, acquisition, operating and general expenses increased $1.8 million to $10.0 million for the Fiscal 2017 Quarter from $8.2 million for the Fiscal 2016 Quarter. Selling, acquisition, operating and general expenses increased $2.7 million to $25.5 million for the Fiscal 2017 Six Months from $22.8 million for the Fiscal 2016 Six Months. These increases were primarily due to severance costs related to headcount reduction and an increase in legal expense related to the exploration and evaluation of strategic alternatives available to the Company with a view toward enhancing shareholder value. These increases were partially offset by a decrease in stock-based compensation.
Asset Management Operating and General Expenses
Selling, acquisition, operating and general expenses decreased $10.0 million to $0.8 million for the Fiscal 2017 Quarter from $10.8 million for the Fiscal 2016 Quarter. Selling, acquisition, operating and general expenses decreased $20.1 million to $5.8 million for the Fiscal 2017 Six Months from $25.9 million for the Fiscal 2016 Six Months. These decreases in selling, acquisition, operating and general expenses reflect lower impairments and loan loss provision expenses on the asset-based loan portfolio, coupled with the effects of the continued run-off of the Salus portfolio, the Company’s sale of its ownership interest in CorAmerica, and the wind-down of operations of EIC.

Non-GAAP Measurements
Our Consumer Products segment results contain non-GAAP metrics such as organic net sales and adjusted EBITDA. While we believe organic net sales and adjusted EBITDA are useful supplemental information, such adjusted results are not intended to replace the Company’s financial results prepared in accordance with generally accepted accounting principles (“GAAP”) or the GAAP financial results of our Consumer Products segment and should be read in conjunction with those GAAP results.
Organic Net Sales — Consumer Products
Organic net sales is defined as net sales excluding the effect of changes in foreign currency exchange rates and/or impact from acquisitions (when applicable). Our Consumer Products segment believes this non-GAAP measure provides useful information to investors because it reflects regional and operating performance from our Consumer Products segment’s activities without the effect of changes in currency exchange rate and/or acquisitions. The Consumer Products segment uses organic net sales as one measure to monitor and evaluate their regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior period. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. Our Consumer Products segment excludes net sales from acquired businesses in the current period for which there are no comparable sales in the prior period.
The following is a reconciliation of reported net sales to organic net sales for the Fiscal 2017 Quarter compared to net sales for the Fiscal 2016 Quarter:

	Net Sales Fiscal 2017 Quarter	Effect of Changes in Currency	Organic Net Sales Fiscal 2017 Quarter	Net Sales Fiscal 2016 Quarter	Variance	% Variance
Hardware and home improvement products	$313.7	$(1.4)	$312.3	$301.6	$10.7	3.5%
Global pet supplies	191.8	3.4	195.2	208.5	(13.3)	(6.4)%
Consumer batteries	185.2	2.0	187.2	178.2	9.0	5.1%
Home and garden control products	131.9	—	131.9	155.0	(23.1)	(14.9)%
Small appliances	123.6	3.5	127.1	138.3	(11.2)	(8.1)%
Global auto care	119.0	0.1	119.1	119.6	(0.5)	(0.4)%
Personal care products	104.7	2.0	106.7	108.4	(1.7)	(1.6)%
Total	$1,169.9	$9.6	$1,179.5	$1,209.6	$(30.1)	(2.5)%
The following is a reconciliation of reported net sales to organic net sales for the Fiscal 2017 Six Months compared to net sales for the Fiscal 2016 Six Months:

	Net Sales Fiscal 2017 Six Months	Effect of changes in Currency	Organic Net Sales Fiscal 2017 Six Months	Net Sales Fiscal 2016 Six Months	Variance	% Variance
Hardware and home improvement products	$602.5	$(1.1)	$601.4	$584.3	$17.1	2.9%
Consumer batteries	445.7	6.5	452.2	430.8	21.4	5.0%
Global pet supplies	386.0	6.2	392.2	411.9	(19.7)	(4.8)%
Small appliances	310.0	10.9	320.9	328.2	(7.3)	(2.2)%
Personal care products	267.3	5.7	273.0	277.2	(4.2)	(1.5)%
Global auto care	188.5	0.2	188.7	193.3	(4.6)	(2.4)%
Home and garden control products	181.7	—	181.7	202.7	(21.0)	(10.4)%
Total	$2,381.7	$28.4	$2,410.1	$2,428.4	$(18.3)	(0.8)%
Adjusted EBITDA
Adjusted EBITDA is a metric used by our Consumer Products segment and one of the non-GAAP measures that provides useful information to investors because it reflects ongoing operating performance and trends, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods and facilitates comparisons between peer companies since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining Spectrum Brands’ debt covenant compliance. See Note 9, Debt, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional details.
EBITDA is calculated by excluding income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from our Consumer Products segment’s net income. Adjusted EBITDA further excludes: (1) stock-based compensation expense as it is a non-cash based compensation cost, see Note 10, Stock-Based Compensation, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for further details; (2) acquisition and integration charges that consist of transaction costs from acquisition transactions during the period or subsequent integration related project costs directly associated with the acquired business; (3) restructuring and related charges, which consist of project costs associated with restructuring initiatives; (4) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition (when applicable); (5) non-cash asset impairments or write-offs realized (when applicable); and (6) other adjustments as further discussed. During the Fiscal 2017 Quarter and Fiscal 2017 Six Months, other adjustments consisted of professional fees associated with non-acquisition based strategic initiatives of our Consumer Products segment. During the Fiscal 2016 Quarter and Fiscal 2016 Six Months, other adjustments consisted of costs associated with the exiting of a key executive, coupled with onboarding a key executive.
The table below shows a reconciliation of net income to Adjusted EBITDA for the Consumer Products segment (in millions):

	Fiscal Quarter			Fiscal Six Months
Reconciliation to reported net income:	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Reported net income - Consumer Products segment	$58.7	$92.7	$(34.0)	$123.9	$166.4	$(42.5)
Interest expense	50.6	57.5	(6.9)	106.4	115.9	(9.5)
Income tax expense (benefit)	33.0	(2.5)	35.5	64.1	4.4	59.7
Depreciation of properties	24.2	21.4	2.8	46.6	44.4	2.2
Amortization of intangibles	23.5	23.4	0.1	47.1	47.0	0.1
EBITDA - Consumer Products segment	190.0	192.5	(2.5)	388.1	378.1	10.0
Stock-based compensation	14.2	21.5	(7.3)	23.0	31.6	(8.6)
Acquisition and integration related charges	5.1	13.3	(8.2)	9.2	23.2	(14.0)
Restructuring and related charges	8.3	1.6	6.7	11.5	2.8	8.7
Other	2.6	0.7	1.9	2.6	1.0	1.6
Adjusted EBITDA - Consumer Products segment	$220.2	$229.6	$(9.4)	$434.4	$436.7	$(2.3)
Our Consumer Products segment’s Adjusted EBITDA decreased $9.4 million to $220.2 million in the Fiscal 2017 Quarter as compared to $229.6 million in the Fiscal 2016 Quarter primarily driven by a $8.6 million decrease in the home and garden product categories due to lower sales volumes, incremental marketing costs for new product launches and channel expansion. Adjusted EBITDA margin represented 18.8% of sales in the Fiscal 2017 Quarter as compared to 19.0% in the Fiscal 2016 Quarter.
Our Consumer Products segment’s Adjusted EBITDA decreased $2.3 million to $434.4 million in the Fiscal 2017 Six Months as compared to $436.7 million in the Fiscal 2016 Six Months primarily driven by a decrease of $10.0 million in the home and garden product categories due to the reasons described above, which was partially offset by an increase of $8.5 million in the hardware and home improvement product categories due to increase in sales volumes with cost improvements. Adjusted EBITDA margin represented 18.2% of sales in the Fiscal 2017 Six Months as compared to 18.0% in the Fiscal 2016 Six Months.

Liquidity and Capital Resources
HRG
HRG is a holding company and its liquidity needs are primarily for interest payments on the 7.875% Senior Secured Notes due 2019 (the “7.875% Notes”), the 7.75% Senior Notes due 2022 (the “7.75% Notes”) and the 2017 Loan (in total, approximately $139.5 million per year), professional fees (including advisory services, legal and accounting fees), retention bonuses, salaries and benefits, office rent, pension expense, insurance costs and funding certain requirements of our insurance and other subsidiaries. HRG’s current source of liquidity is its cash, cash equivalents and investments, and distributions from our subsidiaries and $100.0 million of available borrowings under the 2017 Loan.
During the Fiscal 2017 Six Months, we received cash dividends of $33.6 million from our subsidiaries, including $27.5 million and $6.1 million from Spectrum Brands and FGL, respectively. During the fiscal year ending September 30, 2017, we expect to receive approximately $68.5 million of dividends from our subsidiaries’ distributable earnings.
The ability of HRG’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained in such subsidiary’s financing agreements, availability of sufficient funds in such subsidiary, applicable state laws and regulatory restrictions and the approval of such payment by such subsidiary’s Board of Directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors such subsidiary’s Board of Directors considers relevant including, in the case of FGL, target capital ratios and ratio levels anticipated by regulatory agencies to maintain or improve current ratings. In addition, if the completion of any disposition resulting from the FGL Strategic Evaluation Process is consummated, while we will receive the proceeds from the sale of our shares of FGL common stock, we will no longer receive dividends from FGL. Furthermore, one or more of our subsidiaries may issue, repurchase, retire or refinance, as applicable, their debt and/or equity securities for a variety of purposes, including in order to, in the future, grow their business, pursue acquisition activities and/or manage their liquidity needs. Any such issuance may limit such subsidiary’s ability to make upstream cash distributions.
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
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund the capital needs of our subsidiaries. At March 31, 2017, HRG’s corporate cash, cash equivalents and investments were $139.5 million.
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
HGI Energy
HGI Energy has indebtedness of an aggregate $92.0 million under notes issued by HGI Energy for which Front Street, a wholly-owned subsidiary of HRG, bears the economic risk (the “HGI Energy Notes”). The HGI Energy Notes mature on August 22, 2017 and carry interest of 0.71% payable semi-annually. HGI Energy’s assets at March 31, 2017 included $117.1 million of marketable securities owned by HGI Energy. HGI Energy has required, and may in the future require, additional capital to conduct its operations and pay interest on the HGI Energy Notes.

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due during the remainder of the fiscal year ending September 30, 2017 through a combination of cash on hand ($137.2 million at

March 31, 2017), cash flows from operations and $472.3 million available borrowings under the Revolver Facility. Spectrum Brands expects its capital expenditures for the fiscal year ending September 30, 2017 will be approximately $110.0 million to $120.0 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under Spectrum Brands’ debt agreements, including the Revolver Facility, will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.

Front Street
Front Street’s liquidity needs consist primarily of supporting the capitalization of its reinsurance business. As of March 31, 2017, Front Street maintained regulatory capital in excess of its minimum requirements. Front Street’s reinsurance obligations are collateralized by the assets in the funds withheld accounts of ceding companies. Front Street does not expect to need additional liquidity in the near-term, but there can be no assurance that its capitalization or the funds withheld assets will be sufficient in the future to meet applicable regulatory requirements or its reinsurance obligations in the event of impairments in the funds withheld assets.
Funds withheld receivables
Front Street Re (Cayman) Ltd. (“Front Street Cayman”), a wholly-owned subsidiary of Front Street, has entered into various reinsurance agreements on a funds withheld basis, meaning that funds are withheld by the ceding company, from the coinsurance premium owed to Front Street Cayman as collateral for Front Street Cayman’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership for the ceding company. Front Street Cayman’s investment portfolio underlying the funds withheld assets includes fixed maturities and short-term investments that are recorded at fair value and other invested assets. The carrying values of the investments underlying the funds withheld receivables at March 31, 2017 and September 30, 2016 were as follows (in millions):

	March 31, 2017		September 30, 2016
Asset Class	Fair Value	Percent	Fair Value	Percent
Corporates	$1,048.4	68.0%	$1,033.3	67.3%
Asset/Mortgage-backed securities	330.7	21.4%	350.4	22.8%
Government bonds	80.5	5.2%	69.9	4.6%
Municipals	68.3	4.4%	66.4	4.3%
Preferred stock	8.2	0.5%	8.2	0.5%
Agency bonds	7.3	0.5%	6.9	0.5%
Total fixed maturity securities included in funds withheld receivables	1,543.4	100.0%	1,535.1	100.0%
Accrued interest	17.0		17.8
Net cash receivables	52.2		77.7
Policy loans and other	21.6		19.8
Total funds withheld receivables	$1,634.2		$1,650.4
The decrease in fair value of the funds withheld receivables at March 31, 2017 compared to September 30, 2016 was primarily related to the increase in risk-free rates and widening credit spreads.
The table below summarizes Front Street’s funds withheld receivables rated by established nationally recognized statistical rating organizations in percentage terms at March 31, 2017 and September 30, 2016 (by credit rating, in millions):

	March 31, 2017		September 30, 2016
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$112.5	7.3%	$109.9	7.2%
AA	193.0	12.5%	205.9	13.4%
A	298.3	19.3%	263.7	17.2%
BBB	497.8	32.3%	502.1	32.7%
BB	204.1	13.2%	187.6	12.2%
B and below	227.2	14.7%	256.8	16.7%
Not rated	10.5	0.7%	9.1	0.6%
Total	$1,543.4	100.0%	$1,535.1	100.0%

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
As of March 31, 2017 and September 30, 2016, the Company’s portfolio of asset-based loans receivable originated by Salus and its co-lender Front Street consisted of the following:

	March 31, 2017	September 30, 2016
Asset-based loans, net of deferred fees, by major industry:
Manufacturing	$8.1	$10.9
Jewelry	0.9	7.2
Other	1.0	6.0
Apparel	—	18.8
Electronics	—	3.1
Total asset-based loans	10.0	46.0
Less: Allowance for credit losses	3.7	11.0
Total asset-based loans, net	$6.3	$35.0
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
FGL’s principal use of liquidity is to pay dividends to its stockholders, including HRG. Its ability to pay dividends is limited by regulatory and capital adequacy considerations and contractual limitations, and other limitations applicable to its subsidiaries.

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our continuing activities and the amount of the respective increases or decreases in cash provided or used from those continuing activities between the fiscal periods (in millions):

	Fiscal Six Months
	2017	2016	Increase / (Decrease)
Net change in cash due to continuing operating activities:
Consumer Products	$30.1	$(144.5)	$174.6
Insurance, including eliminations related to the cession between Front Street and FGL	59.5	73.2	(13.7)
Corporate and Other	(112.3)	(106.6)	(5.7)
Net change in cash due to continuing operating activities	(22.7)	(177.9)	155.2
Net change in cash due to continuing investing activities	(27.8)	88.3	(116.1)
Net change in cash due to continuing financing activities	(122.5)	(113.8)	(8.7)
Effect of exchange rate changes on cash and cash equivalents	(4.0)	(0.3)	(3.7)
Net change in cash and cash equivalents in continuing operations	$(177.0)	$(203.7)	$26.7
Operating Activities
Cash used in operating activities totaled $22.7 million for the Fiscal 2017 Six Months as compared to cash used of $177.9 million for the Fiscal 2016 Six Months. The $155.2 million decrease in cash used was primarily the result of a $174.6 million increase in cash provided by the Consumer Products segment; partially offset by (i) $13.7 million decrease in cash provided by operating activities by the Insurance segment, including eliminations related to the cession between Front Street and FGL primarily as a result of the run-off of the reinsurance agreements with FGL and (ii) $5.7 million increase in cash used in operating activities by the Corporate and Other segment, primarily due to higher cash bonus payments related to fiscal year 2016 as compared to fiscal year 2015 that were paid during the Fiscal 2017 Six Months and Fiscal 2016 Six Months, respectively.
The $174.6 million increase in cash provided by operating activities in the Consumer Products segment was primarily due to (i) $167.1 million incremental cash generated from the segment operations; including cash contributed by working capital of $164.0 million, primarily from decreases of receivables and inventory due to working capital management initiatives; (ii) decrease in cash paid for interest of $23.4 million due to a reduction in annualized interest costs; (iii) $13.5 million decrease in cash paid for restructuring and integration related costs; and (iv) a decrease in cash paid for income taxes of $4.9 million. These increases were partially offset by (i) cash paid to Stanley Black & Decker, Inc. of $23.2 million as a non-recurring settlement of transitional operating costs subsequent to the acquisition of the hardware and home improvement business that was acquired in 2013; (ii) non-recurring financing costs of $5.6 million associated with a premium on redemption of the 6.375% Notes and costs for re-pricing the USD Term Loan; and (iii) increased corporate expenditures of $5.5 million.
Investing Activities
Cash used in investing activities was $27.8 million for the Fiscal 2017 Six Months and was primarily related to purchases of property, plant and equipment by Spectrum Brands of $51.3 million; partially offset by cash proceeds from the net repayment of asset-based loans of $25.3 million.
Cash provided by investing activities was $88.3 million for the Fiscal 2016 Six Months and was primarily related to (i) $74.7 million of cash provided from the net repayment of asset-based loans; and (ii) $52.2 million of cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments. Partially offsetting these inflows were purchases of property, plant and equipment by Spectrum Brands of $38.8 million.
Financing Activities
Cash used in financing activities was $122.5 million for the Fiscal 2017 Six Months and was primarily related to (i) debt repayment by Spectrum Brands of $151.6 million, including $129.7 million for the redemption of the 6.375% Notes; (ii) purchases of Spectrum Brands stock of $103.1 million; (iii) cash used for payment of contractholder account withdrawals, net of account deposits of $59.0 million; (iv) share-based award tax withholding payments of $37.4 million; (v) dividend paid by Spectrum Brands to noncontrolling interests of $19.8 million; and (vi) debt repayment at Salus of $19.4 million; partially offset by (i) proceeds, net of debt issuance costs, from the Revolver Facility and other notes by Spectrum Brands of $213.4 million and the 2017 Loan by HRG of $48.9 million and (ii) proceeds from the exercise of stock options of $5.5 million.
Cash used in financing activities was $113.8 million for the Fiscal 2016 Six Months and was primarily related to the (i) $126.4 million repayment of debt primarily by Salus; (ii) cash used for payment of contractholder account withdrawals, net of contractholder account deposits of $69.5 million; (iii) purchases of Spectrum Brands stock of $49.6 million; (iv) share-based award tax withholding payments of $27.3 million; and (v) dividend paid by Spectrum Brands to noncontrolling interests of $18.2 million, partially offset by borrowing under Spectrum Brands’ Revolver Facility of $175.0 million.

Debt Financing Activities
At March 31, 2017, HRG and its subsidiaries were in compliance with their respective covenants under their respective documents. See Note 9, Debt, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information regarding the Company and its subsidiaries’ debt activities during the Fiscal 2017 Six Months.

Equity Financing Activities
During the Fiscal 2017 Six Months, we granted shares and restricted stock awards representing approximately 25 thousand shares to our employees and directors. The total market value of the restricted shares on the date of grant was approximately $0.4 million, a portion of which represented unearned restricted stock-based compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

Contractual Obligations
At March 31, 2017, there have been no material changes to the contractual obligations as set forth in our Form 10-K, except as discussed in Note 9, Debt, to our Condensed Consolidated Financial Statements. Refer to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.

Off-Balance Sheet Arrangements
Throughout our history, we have entered into indemnifications in the ordinary course of business with our customers, suppliers, service providers, business partners and in connection with the purchase and sale of assets, securities and businesses. Additionally, we have indemnified our directors and officers who are, or were, serving at our request in such capacities. Although the specific terms or number of such arrangements is not precisely quantifiable, we do not believe that future costs associated with such arrangements will have a material impact on our financial position, results of operations or cash flows. At March 31, 2017, there have been no material changes to the off-balance sheet arrangements as set forth in our Form 10-K.

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
Market Risk Factors
There has been no material changes in the Company’s market risk during the six months ended March 31, 2017. For additional information, refer to Note 5, Derivative Financial Instruments, Note 6, Fair Value of Financial Instruments, Note 7, Funds Withheld Receivables and Note 9, Debt to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements in this report and to Part II, Item 7A of our Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Such forward-looking statements are subject to risks and uncertainties that could cause actual results, events and developments to differ materially from those set forth in or implied by such statements. These forward-looking statements are based on the beliefs and assumptions of HRG’s management and the management of HRG’s subsidiaries. Factors that could cause actual results, events and developments to differ include, without limitation: that the review of strategic alternatives at FGL or HRG will result in a transaction, or if a transaction is undertaken, as to its terms or timing; the ability of HRG’s subsidiaries to close previously announced transactions, including statements regarding HRG’s and/or FGL’s ongoing strategic review process; the ability of HRG’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions; the decision of the boards of HRG’s subsidiaries to make upstream cash distributions, which is subject to numerous factors such as restrictions contained in applicable financing agreements, state and regulatory restrictions and other relevant considerations as determined by the applicable board; HRG’s liquidity, which may be impacted by a variety of factors, including the capital needs of HRG’s subsidiaries; capital market conditions; commodity market conditions; foreign exchange rates; HRG’s and its subsidiaries’ ability to identify, pursue or complete any suitable future acquisition or disposition opportunities, including realizing such transaction’s expected benefits and the timetable for, completing applicable financial reporting requirements; litigation; potential and contingent liabilities; management’s plans; changes in regulations; taxes; and the risks that may affect the performance of the operating subsidiaries of HRG and those factors listed under the caption “Risk Factors” in HRG’s most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, filed with the Securities and Exchange Commission.
We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. All forward-looking statements described herein are qualified by these cautionary statements and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized. Neither HRG nor any of its affiliates undertake any obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operation results, except as required by law.
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

•	the ability to satisfy the successfully identify or consummate a strategic alternative for HRG and/or its assets;

•	the need to provide sufficient capital to our operating businesses;

•	limitations on our ability to successfully identify suitable acquisition, disposition and other strategic opportunities and to compete for these opportunities with others who have greater resources;

•	our and our subsidiaries’ dependence on certain key personnel;

•	our and our subsidiaries’ ability to attract and retain key employees;

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

Spectrum Brands
Spectrum Brands’ actual results or other outcomes may differ materially from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	the impact of Spectrum Brands’ substantial indebtedness on its business, financial condition and results of operations;

•	the impact of restrictions in Spectrum Brands’ debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•	any failure to comply with financial covenants and other provisions and restrictions of Spectrum Brands’ debt instruments;

•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	Spectrum Brands’ inability to successfully integrate and operate new acquisitions at the level of financial performance anticipated;

•	the unanticipated loss of key members of Spectrum Brands’ senior management;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;

•	interest rate and exchange rate fluctuations;

•	Spectrum Brands’ ability to utilize their net operating loss carry-forwards to offset tax liabilities from future taxable income;

•	the loss of, significant reduction in, or dependence upon, sales to any significant retail customer(s);

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

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

•	the impact of pending or threatened litigation;

•	the impact of cyber security breaches or Spectrum Brands’ actual or perceived failure to protect company and personal data;

•	changes in accounting policies applicable to Spectrum Brands’ business;

•	government regulations;

•	the seasonal nature of sales of certain of Spectrum Brands’ products;

•	the effects of climate change and unusual weather activity; and

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.

FGL and Front Street
FGL’s and Front Street’s actual results or other outcomes may differ materially from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	the ability of FGL to successfully identify or consummate a strategic alternative for FGL;

•	the inability of FGL’s and Front Street’s subsidiaries and affiliates to generate sufficient cash to service all of their obligations;

•	the ability of FGL’s and Front Street’s subsidiaries to pay dividends;

•	the impact of restrictions in FGL’s debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•	the accuracy of FGL’s and Front Street’s assumptions and estimates;

•	the accuracy of FGL’s and Front Street’s assumptions regarding the fair value and future performance of their investments;

•	FGL and its insurance subsidiaries’ abilities to maintain or improve their financial strength ratings;

•	FGL’s and Front Street’s and their insurance subsidiaries’ potential need for additional capital to maintain their financial strength and credit ratings and meet other requirements and obligations;

•	FGL’s and Front Street’s ability to defend themselves against or respond to, potential litigation (including class action litigation), enforcement investigations or increased regulatory scrutiny;

•	FGL’s and Front Street’s ability to manage their businesses in a highly-regulated industry, which is subject to numerous legal restrictions and regulations;

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
Information about our risk factors is contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended
September 30, 2016. With the exception of the change in risk factors discussed below, we believe that at March 31, 2017, there has been no material changes to this information.
Spectrum Brands faces risks related to the impact on foreign trade agreements and relations from the current administration.
Recent changes in the United States federal government have caused uncertainty about the future of trade partnerships and treaties, such as the North American Free Trade Agreement (“NAFTA”). The current administration has expressed its desire to modify NAFTA and has already taken action against the Trans Pacific Partnership Agreement (“TPPA”), which have the ability to impact Spectrum Brands’ business on a macro level in terms of demand for American built products, as well as affect Spectrum Brands’ ability to leverage lower cost facilities in territories outside of the U.S. The current administration has also indicated that imports from China and Mexico, as well as other countries with which the U.S. runs a trade deficit, may be subject to an import tax. Spectrum Brands sources many products for certain segments of Spectrum Brands from Mexico, China and other Asian countries. Media and political reactions in the affected countries could potentially impact the ability of Spectrum Brands’ operations in those countries. Foreign countries may impose additional burdens on U.S. companies through the use of local regulations, tariffs or other requirements which could increase Spectrum Brands’ operating costs in those foreign jurisdictions. It remains unclear what additional actions, if any, the current administration will take. If the United States were to materially modify NAFTA or other international trade agreements to which it is a party, or if tariffs were raised on the foreign-sourced goods that Spectrum Brands sells, such goods may no longer be available at a commercially attractive price, which in turn could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.
Spectrum Brands faces risks relating to the United Kingdom’s 2016 referendum, which called for its exit from the European Union.
The announcement of the referendum regarding the United Kingdom’s (“UK”) membership in the European Union (“EU”) on June 23, 2016 (referred to as “Brexit”), advising for the exit of the UK from the EU, and subsequent notification of intention to withdraw given on March 29, 2017, has adversely impacted global markets and foreign currencies. In particular, the value of the Pound Sterling has sharply declined as compared to the US Dollar and other currencies. This volatility in foreign currencies is expected to continue as the UK negotiates and executes its exit from the EU, but there is uncertainty over what time period this will occur. A significantly weaker Pound Sterling compared to the US Dollar could have a significant negative effect on the Spectrum Brands’ business, financial condition and results of operations. The decrease in value to the Pound Sterling and impacts across global markets and foreign currencies may influence trends in consumer confidence and discretionary spending habits, but given the lack of precedent and uncertainty, it is unclear how the implications will affect Spectrum Brands.
The intention to withdraw begins a two-year negotiating period to establish the withdrawal terms. Even if no agreement is reached, the UK’s separation still becomes effective unless all EU members unanimously agree on an extension. Negotiations will commence to determine the future terms of the UK relationship with the EU, including, among other things, the terms of trade between the UK and the EU. The effects of Brexit will depend on many factors, including any agreements that the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit and others Spectrum Brands cannot anticipate, Transactions between the UK and the EU, as well as the UK and non-EU countries, such as the United States will be affected because the UK currently operated under the EU’s tax treaties. The UK will need to negotiate its own tax treaties with countries all over the world, which could take years to complete. While Spectrum Brands cannot anticipate the outcome of these future negotiations, effects could include uncertainty regarding tax exemptions and reliefs within the EU, as well as expected changes in tax laws or regulations which could materially and adversely affect Spectrum Brands’ business, business opportunities, results of operations, financial condition, liquidity and cash flows.
FGL’s businesses are highly regulated and subject to numerous legal restrictions and regulations.
In April 2016, the Department of Labor (“DOL”) issued its “fiduciary” rule which could have a material impact on FGL, its products, distribution, and business model. The final rule treats persons who provide investment advice for a fee or other compensation with respect to assets of an employer plan or individual retirement account ("IRA") as fiduciaries of that plan or IRA. Significantly, the rule expands the definition of fiduciary to apply to persons, including insurance agents, who advise and sell products to IRA owners. As a practical matter, this means commissioned insurance agents selling FGL’s IRA products must qualify for a prohibited transaction exemption which requires the agent and financial institution to meet various conditions including that an annuity sale be in the “best interest” of the client without regard for the agent’s, financial institution’s or other party’s financial or other interests, and that any compensation paid to the agent and financial institution be reasonable. The final rule was effective June 2016 and was supposed to become applicable in April 2017. However, the rule has generated considerable controversy and the "applicability date" was delayed by the DOL for 60 days from April 10, 2017 to June 9, 2017. DOL also acted to delay certain aspects of the prohibited transaction exemption requirements during a transition period through January 1, 2018. Industry efforts to block implementation of the rule continue both in Congress and in court actions. The success or failure of these efforts cannot be predicted. Assuming the rule is not blocked, the precise impact of the rule on the financial services industry more generally, and the impact on FGL and its business in particular, is difficult to assess. FGL believes however it could have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. A significant portion of FGL’s annuity sales are to IRAs. Compliance with the prohibited transaction exemptions when fully phased in would likely require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could adversely impact FGL’s business, results of operations and/or financial condition. Regardless of the outcome of the court and political challenges, FGL believes that it is prepared to execute on its implementation plans on the revised applicability date.
On April 17, 2017, FGL announced that they were evaluating strategic alternatives for FGL, however, there can be no assurance that such process will be successful in identifying or consummating a strategic alternative. In addition, the evaluation of strategic alternatives could adversely affect FGL’s business and operations.
On April 17, 2017, FGL terminated the Agreement and Plan of Merger and announced that FGL’s Board of Directors was continuing to evaluate strategic alternatives to maximize shareholder value and had received interest from a number of parties. There can be no assurance that FGL’s evaluation of strategic alternatives will result in a transaction, or that any transaction, if pursued, will be consummated. FGL’s evaluation of strategic alternatives may be terminated at any time with or without notice. FGL does not intend to disclose developments with respect to this process until such time that it determines otherwise in its sole discretion or as required by applicable law.
In addition, the evaluation of strategic alternatives could cause disruptions to FGL’s business and business relationships, which could have an adverse impact on FGL’s results of operations, liquidity and financial condition. For example, FGL may refrain from taking certain actions during the pendency of the review process, the attention of FGL’s management may be re-directed to the strategic review process and related matters and away from the business of FGL, and FGL’s current and prospective employees may experience uncertainty about their future roles with FGL. Any or all such matters may adversely affect FGL’s ability to retain and hire key personnel, and parties with which FGL has business relationships, including customers, potential customers and distributors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2017, HRG did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
On May 29, 2014, the HRG’s Board of Directors authorized a program to purchase up to $100.0 million of HRG’s shares of common stock. During the three months ended March 31, 2017, we did not repurchase any of our common stock. At March 31, 2017, there were $12.3 million of shares that may yet be repurchased under the plans of the program authorized by HRG’s Board of Directors.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.     Exhibits

Exhibit No.	Description of Exhibits
10.1
Retention Agreement, dated as of January 20, 2017, by and between HRG Group, Inc. and George C. Nicholson (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 24, 2017 (File No. 1-4219)).

10.2*	Employment Agreement, dated as of October 1, 2012, by and between HRG Group, Inc. and Ehsan Zargar.
10.3*	Retention and Severance Agreement, dated as of January 20, 2017, by and between HRG Group, Inc. and Ehsan Zargar.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HRG GROUP, INC. (Registrant)

Dated:	May 5, 2017	By:	/s/ George C. Nicholson
Senior Vice President, Chief Accounting Officer and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)