Form 10-Q
period 2017-06-30
HRG GROUP, INC.
filed 2017-08-04
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒
There were 200,548,374 shares of the registrant’s common stock outstanding as of August 1, 2017.

HRG GROUP, INC.

PART I: FINANCIAL INFORMATION
Item 1.    Financial Statements
HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2017	September 30, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$266.2	$465.2
Receivables, net	661.0	539.1
Inventories, net	843.7	740.6
Deferred tax assets	18.3	18.3
Property, plant and equipment, net	675.9	543.4
Goodwill	2,621.3	2,478.4
Intangibles, net	2,453.4	2,372.5
Other assets	144.0	138.3
Assets of business held for sale	27,811.7	26,284.3
Total assets	$35,495.5	$33,580.1

LIABILITIES AND EQUITY
Debt	$6,032.5	$5,525.8
Accounts payable and other current liabilities	941.8	983.2
Employee benefit obligations	117.1	125.4
Deferred tax liabilities	596.0	546.0
Other liabilities	40.5	28.7
Liabilities of business held for sale	25,870.9	24,553.8
Total liabilities	33,598.8	31,762.9

Commitments and contingencies

HRG Group, Inc. shareholders' equity:
Common stock	2.0	2.0
Additional paid-in capital	1,392.5	1,447.1
Accumulated deficit	(899.7)	(1,031.9)
Accumulated other comprehensive income	234.5	220.9
Total HRG Group, Inc. shareholders' equity	729.3	638.1
Noncontrolling interest	1,167.4	1,179.1
Total shareholders' equity	1,896.7	1,817.2
Total liabilities and equity	$35,495.5	$33,580.1
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenues:
Net sales	$1,303.9	$1,361.6	$3,685.6	$3,790.0
Net investment income	0.1	1.2	1.1	7.9
Other	—	—	—	0.9
Total revenues	1,304.0	1,362.8	3,686.7	3,798.8
Operating costs and expenses:
Cost of goods sold	830.6	830.9	2,307.1	2,355.8
Selling, acquisition, operating and general expenses	325.2	343.8	966.5	1,005.0
Total operating costs and expenses	1,155.8	1,174.7	3,273.6	3,360.8
Operating income	148.2	188.1	413.1	438.0
Interest expense	(89.3)	(98.0)	(269.6)	(289.8)
Other (expense) income, net	(2.0)	0.2	(2.3)	(0.2)
Income from continuing operations before income taxes	56.9	90.3	141.2	148.0
Income tax expense (benefit)	24.8	(2.2)	87.4	(4.5)
Net income from continuing operations	32.1	92.5	53.8	152.5
Income (loss) from discontinued operations, net of tax	7.7	(185.5)	195.4	(222.6)
Net income (loss)	39.8	(93.0)	249.2	(70.1)
Less: Net income attributable to noncontrolling interest	37.7	39.9	117.0	121.4
Net income (loss) attributable to controlling interest	$2.1	$(132.9)	$132.2	$(191.5)

Amounts attributable to controlling interest:
Net (loss) income from continuing operations	$(1.5)	$54.5	$(31.6)	$44.2
Net income (loss) from discontinued operations	3.6	(187.4)	163.8	(235.7)
Net income (loss) attributable to controlling interest	$2.1	$(132.9)	$132.2	$(191.5)

Net income (loss) per common share attributable to controlling interest:
Basic (loss) income from continuing operations	$(0.01)	$0.27	$(0.16)	$0.22
Basic income (loss) from discontinued operations	0.02	(0.94)	0.82	(1.19)
Basic	$0.01	$(0.67)	$0.66	$(0.97)

Diluted (loss) income from continuing operations	$(0.01)	$0.27	$(0.16)	$0.22
Diluted income (loss) from discontinued operations	0.02	(0.93)	0.82	(1.17)
Diluted	$0.01	$(0.66)	$0.66	$(0.95)
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net income (loss)	$39.8	$(93.0)	$249.2	$(70.1)

Other comprehensive income
Foreign currency translation gain (loss)	30.3	(13.7)	5.9	(6.0)
Net unrealized (loss) gain on derivative instruments
Changes in derivative instruments before reclassification adjustment	(43.9)	9.6	(11.1)	8.8
Net reclassification adjustment for (gains) losses included in net income	(2.6)	1.1	(11.2)	0.2
Changes in derivative instruments after reclassification adjustment	(46.5)	10.7	(22.3)	9.0
Changes in deferred income tax asset/liability	16.3	(2.9)	6.6	(1.4)
Deferred tax valuation allowance adjustments	—	—	—	1.0
Net unrealized (loss) gain on derivative instruments	(30.2)	7.8	(15.7)	8.6
Actuarial adjustments to pension plans:
Changes in actuarial adjustments before reclassification adjustment	(5.4)	0.9	(3.0)	0.4
Net reclassification adjustment	1.4	0.6	4.0	1.8
Changes in actuarial adjustments to pension plans	(4.0)	1.5	1.0	2.2
Changes in deferred income tax asset/liability	0.8	(0.3)	(0.3)	(0.5)
Net actuarial adjustments to pension plans	(3.2)	1.2	0.7	1.7
Unrealized investment gains:
Changes in unrealized investment gains before reclassification adjustment	358.3	615.8	5.8	492.0
Net reclassification adjustment for losses (gains) included in net income	26.9	(0.1)	23.0	0.2
Changes in unrealized investment gains after reclassification adjustment	385.2	615.7	28.8	492.2
Adjustments to intangible assets	(113.6)	(220.4)	11.6	(164.3)
Changes in deferred income tax asset/liability	(94.4)	(138.1)	(14.3)	(116.0)
Net unrealized gains on investments	177.2	257.2	26.1	211.9
Net change to derive comprehensive income for the period	174.1	252.5	17.0	216.2
Comprehensive income	213.9	159.5	266.2	146.1
Less: Comprehensive income attributable to the noncontrolling interest:
Net income	37.7	39.9	117.0	121.4
Other comprehensive income	33.5	49.2	1.7	44.2
Comprehensive income attributable to the noncontrolling interest	71.2	89.1	118.7	165.6
Comprehensive income (loss) attributable to the controlling interest	$142.7	$70.4	$147.5	$(19.5)
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended June 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$249.2	$(70.1)
Income (loss) from discontinued operations, net of tax	195.4	(222.6)
Net income from continuing operations	53.8	152.5
Adjustments to reconcile net income to operating cash flows from continuing operations:
Depreciation of properties	72.7	66.6
Amortization of intangibles	70.9	70.5
Impairment of intangible assets and goodwill	—	10.7
Loan provision and bad debt expense	1.9	3.5
Stock-based compensation	33.0	58.4
Amortization of debt issuance costs	11.7	12.5
Amortization of debt discount	1.5	1.9
Write-off of debt issuance costs	2.5	—
Deferred income taxes	50.5	(54.6)
Inventory acquisition step up	0.8	—
Pet safety recall inventory write-off	13.0	—
Net recognized gains on investments and derivatives	—	(2.5)
Dividends from subsidiaries classified as discontinued operations	9.3	9.3
Non-cash restructuring and related charges	—	3.3
Changes in operating assets and liabilities	(273.5)	(326.8)
Net change in cash due to continuing operating activities	48.1	5.3
Net change in cash due to discontinued operating activities	182.0	381.5
Net change in cash due to operating activities	230.1	386.8
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	—	35.1
Acquisitions, net of cash acquired	(304.7)	—
Net asset-based loan repayments	29.8	171.9
Purchases of property, plant and equipment	(78.1)	(59.6)
Proceeds from sales of assets	4.3	0.9
Other investing activities, net	(1.2)	(1.9)
Net change in cash due to continuing investing activities	(349.9)	146.4
Net change in cash due to discontinued investing activities	(965.0)	(745.0)
Net change in cash due to investing activities	(1,314.9)	(598.6)
Cash flows from financing activities:
Proceeds from issuance of new debt	607.5	203.9
Repayment of debt, including tender and call premiums	(252.2)	(442.8)
Debt issuance costs	(7.0)	(1.7)
Purchases of subsidiary stock, net	(165.9)	(49.6)
Purchase of non-controlling interest	(12.6)	—
Dividend paid by subsidiary to noncontrolling interest	(30.3)	(27.9)
Share based award tax withholding payments	(40.7)	(28.0)
Other financing activities, net	5.5	0.8
Net change in cash due to continuing financing activities	104.3	(345.3)
Net change in cash due to discontinued financing activities	708.8	568.6
Net change in cash due to financing activities	813.1	223.3
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(1.7)
Net change in cash and cash equivalents	(273.2)	9.8
Net change in cash and cash equivalents in discontinued operations	(74.2)	205.1
Net change in cash and cash equivalents in continuing operations	(199.0)	(195.3)
Cash and cash equivalents at beginning of period	465.2	643.2
Cash and cash equivalents at end of period	$266.2	$447.9
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
The Company’s reportable business segments are organized in a manner that reflects how HRG’s management views those business activities. Accordingly, the Company currently presents the results from its business operations in two reportable segments: (i) Consumer Products and (ii) Corporate and Other.
The Company’s Corporate and Other segment includes the Company’s ownership of Salus Capital Partners, LLC, (“Salus”), which was created for the purpose of serving as an asset-based lender, 99.5% of NZCH Corporation (“NZCH”), a public shell company, HGI Funding, LLC (“HGI Funding”) and HGI Energy Holdings, LLC (“HGI Energy”), which are subsidiaries that the Company uses to manage a portion of its available cash and engage in other activities.
As described further below under “Insurance Operations”, the Company conducts its insurance operations through its 80.4% ownership of Fidelity & Guaranty Life (“FGL”), and the Company’s other wholly-owned subsidiary, Front Street Re (Delaware) Ltd., (“Front Street”), collectively (the “Insurance Operations”). As described further below, as of June 30, 2017, the Company’s Insurance Operations were classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and the Insurance Operations were classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows and reported separately for all periods presented. Any intercompany transactions between FGL and Front Street have been eliminated in the Company’s financial statements. See Note 4, Divestitures.
For the results of operations by segment, and other segment data, see Note 17, Segment Data and Note 18, Consolidating Financial Information.
Consumer Products Segment
The Consumer Products segment represents the Company’s 58.9% controlling interest in Spectrum Brands Holdings, Inc. (“Spectrum Brands”). Through its operating subsidiaries, Spectrum Brands is a diversified global branded consumer products company with positions in multiple product lines and categories: consumer batteries, small appliances, global pet supplies, home and garden control products, personal care products, hardware and home improvement products and global auto care.
For the three months ended June 30, 2017, Spectrum Brands completed the acquisitions of (i) Petmatrix LLC (“Petmatrix”), a manufacturer and marketer of rawhide-free dog chews, for a purchase price of $255.2, (ii) GloFish branded operations (“GloFish”), which primarily consist of the development and licensing of fluorescent fish for sale through mass retail and online channels, for a purchase price of $53.9, and (iii) the remaining 44.0% non-controlling interest of Shaser, Inc. (“Shaser”) for a purchase price of $12.6. See Note 3, Acquisitions.
Corporate and Other Segment
In connection with the Transition Agreement, dated as of November 17, 2016, by and between HRG and Omar Asali, Mr. Asali’s employment as the President and Chief Executive Officer of HRG, as well as his service on the board of directors of the Company and its subsidiaries ceased, effective as of April 14, 2017. On April 14, 2017, Mr. Joseph S. Steinberg, the Chairman of the Board of Directors of the Company, was appointed to the additional position of Chief Executive Officer of the Company.
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

Insurance Operations
Through its wholly-owned subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York, FGL is a provider of various types of fixed annuities and life insurance products in the U.S.
Through Bermuda and Cayman-based subsidiaries, Front Street Re Ltd. (“Front Street Bermuda”) and Front Street Re (Cayman) Ltd. (“Front Street Cayman”), Front Street engages in the business of life, annuity and long-term care reinsurance.
On April 17, 2017, FGL terminated its Agreement and Plan of Merger (as amended, the “Anbang/FGL Merger Agreement”) by and among FGL, Anbang Insurance Group Co., Ltd. and its affiliates (collectively, “Anbang”). Prior to its termination, the Anbang/FGL Merger Agreement was amended on November 3, 2016 and on February 9, 2017, each time to extend the outside termination date. As a result of the termination of the Anbang/FGL Merger Agreement, FGL had no remaining obligations thereunder.
On May 24, 2017, FGL entered into an Agreement and Plan of Merger (the “FGL Merger Agreement”) with CF Corporation (“CF Corp”), FGL US Holdings Inc., an indirect wholly owned subsidiary of CF Corp (“CF/FGL US”), and FGL Merger Sub Inc., a direct wholly owned subsidiary of CF/FGL US, pursuant to which CF Corp has agreed to acquire FGL for $31.10 per share (the “FGL Merger”).
In a separate transaction, on May 24, 2017, Front Street entered into a Share Purchase Agreement (the “Front Street Purchase Agreement”) pursuant to which, subject to the terms and conditions set forth therein, Front Street has agreed to sell (the “Front Street Sale”) to CF/FGL US all of the issued and outstanding shares of (i) Front Street Cayman and (ii) Front Street Bermuda (collectively, the “Acquired Companies”). The purchase price is $65.0, subject to customary adjustments for transaction expenses. The definitive documentation contains customary representations, warranties and indemnification obligations. The closing of the transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals, as well as the consummation of the FGL Merger. The closing of the FGL Merger is not conditioned upon the closing of the Front Street Sale. Prior to the execution of the Front Street Purchase Agreement, the operations of Front Street were reported as the Company’s Insurance segment.
In addition, on May 24, 2017, HRG, FS Holdco II Ltd. (“FS Holdco”), CF Corp and CF/FGL US agreed that FS Holdco may, at its option, cause CF/FGL US and FS Holdco to make a joint election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, with respect to the FGL Merger and the deemed share purchases of FGL’s subsidiaries. If FS Holdco opts to make such an election, it will be required to pay CF/FGL US $30.0, plus additional specified amounts determined by reference to FGL’s incremental current tax costs attributable to the election, if any, and CF/FGL US will be required to pay FS Holdco additional specified amounts determined by reference to FGL’s incremental current tax savings attributable to the election, if any. The Company is considering the financial impact of making such election, the effects of which cannot be reasonably estimated at June 30, 2017.

(2) Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and note disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported net loss attributable to controlling interest or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on November 23, 2016 (the “Form 10-K”). The results of operations for the nine months ended June 30, 2017 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2017.
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
At June 30, 2017, the noncontrolling interest component of total equity primarily represents the 41.1% share of Spectrum Brands and the 19.6% of FGL not owned by HRG.

Insurance Subsidiary Financial Information and Regulatory Matters
FGL Insurance’s statutory carrying value of Raven Reinsurance Company (“Raven Re”), its wholly-owned subsidiary, reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $115.0 and $201.3 at June 30, 2017 and September 30, 2016, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $5.7 and $4.2 at June 30, 2017 and September 30, 2016, respectively. Without such permitted statutory accounting practices, Raven Re’s statutory capital and (deficit) surplus would be $(18.7) and $4.6 as of June 30, 2017 and September 30, 2016, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by debt securities rated by the National Association of Insurance Commissioners (“NAIC”) as “NAIC-1.” If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura Bank International plc’s consent. FGL Insurance’s statutory carrying value of Raven Re at June 30, 2017 and September 30, 2016 was $102.0 and $210.0, respectively.
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge fixed indexed annuity (“FIA”) index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $28.8 increase to statutory capital and surplus at June 30, 2017.
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
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. ASU 2014-09 will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2019, with early adoption beginning in the first quarter of its fiscal year ending September 30, 2018. The Company has not elected to early adopt. The Company has performed a preliminary risk assessment and scoping of the adoption impact and is currently performing a detailed assessment of various implementation matters that may have an impact on the consolidated financial statements of the Company, but has have not concluded on the materiality or method of adoption.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of operations. ASU 2017-07 provides guidance requiring the service cost component to be recognized consistent with other compensation costs arising from service rendered by employees during the period, and all other components to be recognized separately outside of the subtotal of income from operations. ASU 2017-07 is applied on a retrospective basis, and will become effective for public entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption available. This update will be effective for the Company in the first quarter of fiscal year ending September 30, 2019. The net periodic benefit cost for the fiscal year ended September 30, 2016 was $4.8; of which the service cost component was $3.3 and other components were $1.5. The net periodic benefit cost for the fiscal year ending September 30, 2017 will be $7.8, of which the service cost component is $4.3 and other cost components are $3.5.
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

(3) Acquisitions
The Company applies the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.
PetMatrix
On June 1, 2017, Spectrum Brands completed the acquisition of PetMatrix, a manufacturer and marketer of rawhide-free dog chews consisting primarily of the DreamBone® and SmartBones® brands. The results of PetMatrix’s operations since June 1, 2017 are included in the Company’s Condensed Consolidated Statements of Operations within the Consumer Products segment for the three and nine months ended June 30, 2017.
Spectrum Brands has recorded a preliminary allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 1, 2017 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce. The calculation of purchase price and preliminary purchase price allocation is as follows:

Purchase Price
Cash consideration	$255.2

Purchase Price Allocation
Cash and cash equivalents	$0.2
Receivables, net	7.8
Inventories, net	16.0
Property, Plant and Equipment, net	0.8
Goodwill	123.8
Intangibles, net	110.4
Other assets	0.9
Accounts payable and other current liabilities	(4.7)
Total net assets acquired	$255.2
The preliminary purchase price allocation resulted in goodwill of $123.8, which is deductible for tax purposes. The values allocated to intangible assets and the weighted average useful lives are as follows:

	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$75.0	Indefinite
Technology	21.0	14
Customer relationships	12.0	16
Non-compete agreement	2.4	5
Total intangibles acquired	$110.4

Spectrum Brands performed a valuation of the acquired inventories, tradenames, technologies, customer relationships and non-compete agreements. The fair values were determined based upon a preliminary valuation and the estimates and assumptions used in such valuation are pending completion and subject to change, which could be significant, within the measurement period; up to one year from the June 1, 2017 acquisition date. The following is a summary of significant inputs to the valuation:
Inventory - Acquired inventory consists of branded finished goods that were valued based on the comparative sales method, which estimates the expected sales price of the finished goods inventory, reduced for all costs expected to be incurred in its completion or disposition and a profit on those costs.
Tradenames - Spectrum Brands valued indefinite-lived trade names, DreamBone® and SmartBones®, using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.
Technology - Spectrum Brands valued technology using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. Spectrum Brands anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.
Customer relationships - Spectrum Brands valued customer relationships using an income approach, the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which are estimated using annual expected growth rates of 2.0% to 20.0%. Spectrum Brands assumed a customer retention rate of up to 98.0%, which is supported by historical retention rates. Income taxes were estimated at 35.0% and amounts were discounted using a rate of 12.0%.
Non-compete agreements - Spectrum Brands valued the non-compete agreement using the income approach that compares the prospective cash flows with and without the non-compete agreement in place. The value of the non-compete agreement is the difference between the discounted cash flows of the business under each of these two alternative scenarios, considering both tax expenditure and tax amortization benefits.
Pro forma results have not been presented as the PetMatrix acquisition is not considered individually significant to the consolidated results of the Company.
GloFish
On May 12, 2017, Spectrum Brands entered into an asset purchase agreement with Yorktown Technologies LP, for the acquisition of assets consisting of the GloFish branded operations, including transfer of the GloFish® brand, related intellectual property and operating agreements. The GloFish operations primarily consist of the development and licensing of fluorescent fish for sale through mass retail and online channels. The results of GloFish’s operations since May 12, 2017 are included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2017.
Spectrum Brands has recorded a preliminary allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the May 12, 2017 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce, including an experienced research team. The calculation of purchase price and preliminary purchase price allocation is as follows:

Purchase Price
Cash consideration	$49.7
Contingent consideration	4.2
Total purchase price	$53.9

Purchase Price Allocation
Receivables, net	$0.4
Property, Plant and Equipment, net	0.6
Goodwill	15.4
Intangibles, net	37.8
Accounts payable and other current liabilities	(0.3)
Total net assets acquired	$53.9
The preliminary purchase price allocation resulted in goodwill of $15.4, which is deductible for tax purposes. The values allocated to intangible assets and the weighted average useful lives are as follows:

	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$6.1	Indefinite
Technology	30.2	13
Customer relationships	1.5	10
Total intangibles acquired	$37.8
Spectrum Brands performed a valuation of the acquired tradenames, technologies, customer relationships and contingent consideration. The fair values were determined based upon a preliminary valuation and the estimates and assumptions used in such valuation are pending completion and subject to change, which could be significant, within the measurement period, up to one year from the May 12, 2017 acquisition date. The following is a summary of significant inputs to the valuation:
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
Technology - Spectrum Brands valued technology using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. Spectrum Brands anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.
Customer relationships - Spectrum Brands valued customer relationships using a replacement cost. The replacement cost approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationships after deducting the cost to recreate key customer relationships. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Income taxes were estimated at 35.0% and amounts were discounted using a rate of 12.0%.
Contingent consideration - Spectrum Brands’ purchase of GloFish includes a future payment that is contingent upon the achievement of future financial performance, and was valued using at its fair value at the acquisition date. The fair value of the contingent consideration is sensitive to increases or decreases in revenue projections used in the assumptions.
Pro forma results have not been presented as the GloFish acquisition is not considered individually significant to the consolidated results of the Company.
Shaser
On May 18, 2017, Spectrum Brands completed the purchase of the remaining 44.0% non-controlling interest of Shaser with a purchase price of $12.6. Effective May 18, 2017, Shaser is a wholly owned subsidiary of Spectrum Brands and all recognized non-controlled interest associated with Shaser is part of the Spectrum Brands’ equity.

Acquisition and Integration Costs
The following table summarizes acquisition and integration related charges incurred by Spectrum Brands for the three and nine months ended June 30, 2017 and 2016:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
HHI Business	$1.8	$4.4	$5.7	$12.0
PetMatrix	1.7	—	2.0	—
GloFish	0.8	—	0.8	—
Armored AutoGroup	0.6	2.6	3.0	13.2
Shaser	0.2	—	1.4	—
Other	0.7	1.0	2.1	6.0
Total acquisition and integration related charges	$5.8	$8.0	$15.0	$31.2
Restructuring and Related Charges
During the second quarter of the fiscal year ending September 30, 2017, Spectrum Brands implemented a rightsizing initiative in the global pet supplies product category to streamline certain operations and reduce operating costs (the “Pet Rightsizing Initiative”). The initiative includes headcount reductions and the rightsizing of certain facilities. Total costs associated with this initiative are expected to be approximately $9.0, of which $2.8 has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.
During the second quarter of the fiscal year ending September 30, 2017, Spectrum Brands implemented an initiative in the hardware and home improvement product product category to consolidate certain operations and reduce operating costs (the “HHI Distribution Center Consolidation”). The initiative includes headcount reductions and the exit of certain facilities. Total costs associated with the initiative are expected to be approximately $23.0, of which $9.1 has been incurred to date. The balance is anticipated to be incurred through September 30, 2019.
During the third quarter of the fiscal year ended September 30, 2016, Spectrum Brands implemented an initiative in the global auto care product category to consolidate certain operations and reduce operating costs (the “GAC Business Rationalization Initiative”). The initiative includes headcount reductions and the exit of certain facilities. Total costs associated with the initiative are expected to be approximately $33.0, of which $25.1 has been incurred to date. The balance is anticipated to be incurred through December 31, 2017.
Spectrum Brands is entering or may enter into small, less significant initiatives and restructuring activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial, and occur over a shorter time period (less than 12 months).
The following summarizes restructuring and related charges for the three and nine months ended June 30, 2017 and 2016:

	Three months ended June 30,		Nine months ended June 30,
Initiatives:	2017	2016	2017	2016
GAC Business Rationalization Initiative	$12.8	$3.6	$19.8	$3.6
HHI Distribution Center Consolidation	9.0	—	9.1	—
Pet Rightsizing Initiative	2.2	—	2.8	—
Other restructuring activities	(2.8)	1.8	1.0	4.6
Total restructuring and related charges	$21.2	$5.4	$32.7	$8.2
Reported as:
Cost of goods sold	$11.2	$—	$16.5	$0.4
Selling, acquisition, operating and general expenses	10.0	5.4	16.2	7.8

The following table summarizes restructuring and related charges for the three and nine months ended June 30, 2017 and 2016 and cumulative costs for current restructuring initiatives as of June 30, 2017, by cost type. Termination costs consist of involuntary employee termination benefits and severance pursuant to a one-time benefit arrangement recognized as part of a restructuring initiative. Other costs consist of non-termination type costs related to restructuring initiatives such as incremental costs to consolidate or close facilities, relocate employees, costs to retrain employees to use newly deployed assets or systems, lease termination costs, asset write-downs and disposals, carrying costs of closed facility until sale, and redundant or incremental transitional operating costs and customers fines during transition, among others:

	Termination Benefits	Other Costs	Total
Three months ended June 30, 2017	$4.4	$16.8	$21.2
Three months ended June 30, 2016	1.3	4.1	5.4
Nine months ended June 30, 2017	7.7	25.0	32.7
Nine months ended June 30, 2016	3.0	5.2	8.2
Cumulative costs through June 30, 2017	8.0	30.0	38.0
Future costs to be incurred	7.9	20.3	28.2
The following table is a rollforward of the accrual related to all restructuring and related activities, included in “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets, as of June 30, 2017:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2016	$1.6	$1.0	$2.6
Provisions	5.7	4.1	9.8
Cash expenditures	(2.0)	(0.4)	(2.4)
Accrual balance at June 30, 2017	$5.3	$4.7	$10.0

(4) Divestitures
The following table summarizes the components of “Income (loss) from discontinued operations, net of tax” in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and 2016:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Income (loss) from discontinued operations, net of tax attributable to Insurance Operations	$7.7	$(183.4)	$195.4	$(219.1)
Loss from discontinued operations, net of tax attributable to Compass Production Partners, LP (“Compass”)	—	(2.1)	—	(3.5)
Income (loss) from discontinued operations, net of tax	$7.7	$(185.5)	$195.4	$(222.6)
Insurance Operations
As previously discussed in Note 1, Description of Business, the Insurance Operations were classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and the Insurance Operations were classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes the major categories of assets and liabilities of the Insurance Operations classified as held for sale in the accompanying Condensed Consolidated Balance Sheets at June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Assets
Investments, including loans and receivables from affiliates	$22,767.2	$21,160.6
Funds withheld receivables	728.6	671.6
Cash and cash equivalents	821.8	896.0
Receivables, net	6.7	17.4
Accrued investment income	204.5	213.7
Reinsurance recoverable	2,352.8	2,344.4
Properties, plant and equipment, net	24.3	18.5
Deferred acquisition costs and value of business acquired, net	1,134.2	1,065.5
Other assets	98.8	259.4
Write-down of assets of business held for sale to fair value less cost to sell	(327.2)	(362.8)
Total assets of business held for sale	$27,811.7	$26,284.3
Liabilities
Insurance reserves	$24,515.9	$23,404.6
Debt	405.0	398.8
Accounts payable and other current liabilities	59.4	63.1
Deferred tax liabilities	14.1	9.9
Other liabilities	876.5	677.4
Total liabilities of business held for sale	$25,870.9	$24,553.8
In accordance with ASC 360, Property, Plant and Equipment, long-lived assets classified as held for sale are measured at the lower of their carrying value or fair value less cost to sell at the balance sheet date. At June 30, 2017, the carrying value of the Company’s interest in FGL was $304.8 higher than the fair value less cost to sell based on the sales price of FGL and as a result, during the nine months ended June 30, 2017, the Company partially reversed the previously recorded $362.8 write-down of assets of business held for sale by $58.0. At June 30, 2017, the carrying value of the Company’s interest in Front Street was $22.4 higher than the fair value less cost to sell based on the sales price of Front Street and as a result, during the three and nine months ended June 30, 2017, the Company recorded a $22.4 write-down of assets of business held for sale.
The following table summarizes the components of “Net income (loss) from discontinued operations” in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and 2016:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Revenues:
Insurance premiums	$12.7	$21.9	$27.0	$54.3
Net investment income	269.4	252.8	778.6	734.1
Net investment gains	102.8	38.7	237.5	73.5
Other	44.0	33.8	127.6	96.4
Total revenues	428.9	347.2	1,170.7	958.3
Operating costs and expenses:
Benefits and other changes in policy reserves	266.0	247.7	575.4	660.1
Selling, acquisition, operating and general expenses	42.7	27.7	109.1	89.7
Amortization of intangibles	53.5	7.4	210.0	41.3
Total operating costs and expenses	362.2	282.8	894.5	791.1
Operating income	66.7	64.4	276.2	167.2
Interest expense	(6.1)	(5.1)	(18.2)	(16.9)
(Write-down) write-up of assets of business held for sale to fair value less cost to sell	(36.1)	(217.2)	35.6	(240.7)
Net income (loss) before income taxes	24.5	(157.9)	293.6	(90.4)
Income tax expense (a)	16.8	25.5	98.2	128.7
Net income (loss)	7.7	(183.4)	195.4	(219.1)
Less: net income attributable to noncontrolling interest	4.1	1.9	31.6	13.1
Net income (loss) - attributable to controlling interest	$3.6	$(185.3)	$163.8	$(232.2)
(a) Included in the income tax expense for the nine months ended June 30, 2016 was a $90.9 of net income tax expense related to the establishment of a deferred tax liability of $253.0 at June 30, 2016, which was a result of classifying the Company’s ownership interest in FGL as held for sale. The deferred tax liability was partially offset by a $162.1 reduction of valuation allowance on HRG’s net operating and capital loss carryforwards expected to offset the FGL taxable gain at June 30, 2016. The remaining liability is expected to be offset by losses recognized in continuing operations except for the $15.0 of estimated alternative minimum taxes.

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
The following table summarizes the components of “Net income (loss) from discontinued operations” attributable to Compass in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2016.

	Three months ended	Nine months ended
	June 30, 2016
Revenues:
Oil and natural gas revenues	$9.7	$36.0

Operating costs and expenses:
Oil and natural gas direct operating costs	9.1	35.4
Selling, acquisition, operating and general expenses	5.0	20.6
Impairments	17.7	93.3
Total operating costs and expenses	31.8	149.3
Operating loss	(22.1)	(113.3)
Interest expense	(1.6)	(5.3)
Gain on sale of oil and gas properties	—	105.6
Other expense, net	(2.3)	—
Net loss before income taxes	(26.0)	(13.0)
Income tax expense	(23.9)	(9.5)
Net loss	$(2.1)	$(3.5)

(5) Receivables, net
The allowance for uncollectible receivables as of June 30, 2017 and September 30, 2016 was $49.6 and $46.8, respectively. Through Spectrum Brands, the Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represents approximately 18.3% and 13.5% of the Company’s “Receivables, net” in the accompanying Condensed Consolidated Balance Sheets at June 30, 2017 and September 30, 2016, respectively.

(6) Inventories, net
“Inventories, net” in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	June 30, 2017	September 30, 2016
Raw materials	$141.6	$127.5
Work-in-process	59.5	43.6
Finished goods	642.6	569.5
Total Inventories, net	$843.7	$740.6

(7) Property, Plant and Equipment, net
“Property, plant and equipment, net” in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	June 30, 2017	September 30, 2016
Land, buildings and improvements	$196.2	$196.9
Machinery, equipment and other	597.2	553.1
Capital leases	262.9	130.0
Construction in progress	79.3	57.7
Property, plant and equipment at cost	1,135.6	937.7
Less: Accumulated depreciation	459.7	394.3
Total Property, plant and equipment, net	$675.9	$543.4

(8) Derivative Financial Instruments
Cash Flow Hedges
Interest Rate Swaps. Spectrum Brands uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated Other Comprehensive Income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest from the underlying debt to which the swap is designated. At June 30, 2017, Spectrum Brands had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.76% for a notional principal amount of $300.0 through May 2020. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $0.6, net of tax. The Company’s interest rate swap financial instruments at June 30, 2017 and September 30, 2016 were as follows:

	June 30, 2017		September 30, 2016
	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest Rate Swaps - fixed	$300.0	2.8	$300.0	0.5
Commodity swaps. Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At June 30, 2017, Spectrum Brands had a series of zinc and brass swap contracts outstanding through December 2018. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $0.8, net of tax. Spectrum Brands had the following commodity swap contracts outstanding as of June 30, 2017 and September 30, 2016:

	June 30, 2017		September 30, 2016
	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts	7.4 Tons	$18.2	6.7 Tons	$12.8
Brass swap contracts	1.3 Tons	5.9	1.0 Tons	4.0
Foreign exchange contracts. Spectrum Brands periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Canadian Dollars (“CAD”) or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to “Net sales” or “Cost of goods sold”, respectively, in the accompanying Condensed Consolidated Statements of Operations. At June 30, 2017, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through December 2018. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $3.2, net of tax. At June 30, 2017 and September 30, 2016, Spectrum Brands had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $283.5 and $224.8, respectively.

Net Investment Hedges
On September 20, 2016, Spectrum Brands, Inc., a subsidiary of Spectrum Brands, issued €425.0 aggregate principal amount of 4.00% Notes at par value, due October 1, 2026 (“4.00% Notes”). Spectrum Brands’ 4.00% Notes are denominated in Euros and were designated as a net investment hedge of the translation of Spectrum Brands’ net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized in AOCI with any ineffective portion recognized as foreign currency translation gains or losses in the accompanying Condensed Consolidated Statements of Operations when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of June 30, 2017, the hedge was fully effective and no ineffective portion was recognized in earnings.
Derivative Contracts Not Designated as Hedges for Accounting Purposes
Foreign exchange contracts. Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, CAD, Euros, Pounds Sterling, Taiwanese Dollars, Hong Kong Dollars or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At June 30, 2017, Spectrum Brands had a series of forward exchange contracts outstanding through July 2017. At June 30, 2017 and September 30, 2016, Spectrum Brands had $204.2 and $131.4, respectively, of notional value for such foreign exchange derivative contracts outstanding.
Commodity Swaps. Spectrum Brands periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The commodity swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in the fair value of the commodity swap contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the commodity swap contracts. The commodity swap contracts effectively fix the floating price on a specified quantity of silver through a specified date. At June 30, 2017, Spectrum Brands had a series of commodity swaps outstanding through November 2018. Spectrum Brands had the following commodity swaps outstanding as of June 30, 2017 and September 30, 2016:

	June 30, 2017		September 30, 2016
	Notional	Contract Value	Notional	Contract Value
Silver (troy oz.)	27.0	$0.5	31.0	$0.6

Fair Value of Derivative Instruments
The fair value of outstanding derivatives recorded in the accompanying Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	June 30, 2017	September 30, 2016
Derivatives designated as hedging instruments:
Commodity swaps	Receivables, net	$2.1	$2.9
Foreign exchange contracts	Receivables, net	0.1	5.5
Interest rate swaps	Other assets	0.2	—
Commodity swaps	Other assets	0.2	—
Foreign exchange contracts	Other assets	—	0.1
Total asset derivatives designated as hedging instruments		2.6	8.5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	0.3	0.2
Total asset derivatives		$2.9	$8.7

Liability Derivatives	Classification	June 30, 2017	September 30, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accounts payable and other current liabilities	$7.6	$1.7
Foreign exchange contracts	Other liabilities	1.1	0.1
Interest rate swaps	Other liabilities	1.0	0.4
Commodity swaps	Accounts payable and other current liabilities	0.1	0.1
Interest rate swaps	Accounts payable and other current liabilities	—	0.7
Total liability derivatives designated as hedging instruments		9.8	3.0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and other current liabilities	1.0	0.2
Total liability derivatives		$10.8	$3.2
Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was insignificant as of June 30, 2017 and September 30, 2016.
Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. As of June 30, 2017 and September 30, 2016, there was no cash collateral outstanding. In addition, as of June 30, 2017 and September 30, 2016, Spectrum Brands had no posted standby letters of credit related to such liability positions.
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

The following tables summarize the impact of the effective portion of designated hedges and the gain (loss) recognized in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and 2016:

		Three months ended June 30,
		2017		2016
	Classification	Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings	Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings
Interest rate swaps	Interest expense	$(0.7)	$—	$(0.2)	$(0.4)
Commodity swaps	Cost of goods sold	(0.5)	1.3	2.1	(0.8)
Net investment hedge	Other (expense) income, net	(32.6)	—	—	—
Foreign exchange contracts	Net sales	0.2	—	(0.3)	—
Foreign exchange contracts	Cost of goods sold	(10.3)	1.3	8.0	0.1
		$(43.9)	$2.6	$9.6	$(1.1)

		Nine months ended June 30,
		2017		2016
	Classification	Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings	Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings
Interest rate swaps	Interest expense	$(1.0)	$(1.0)	$(0.5)	$(1.4)
Commodity swaps	Cost of goods sold	3.3	3.8	2.9	(3.8)
Net investment hedge	Other (expense) income, net	(9.3)	—	—	—
Foreign exchange contracts	Net sales	0.3	—	(0.4)	—
Foreign exchange contracts	Cost of goods sold	(4.4)	8.4	6.8	5.0
		$(11.1)	$11.2	$8.8	$(0.2)
During the three and nine months ended June 30, 2017 and 2016, the Company recognized the following gains and losses on its derivatives:

		Three months ended June 30,		Nine months ended June 30,
	Classification	2017	2016	2017	2016
Commodity swaps	Cost of goods sold	$—	$—	$0.1	$—
Foreign exchange contracts	Other (expense) income, net	(1.0)	0.8	(2.4)	1.6

(9) Fair Value of Financial Instruments
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
The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	June 30, 2017				September 30, 2016
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Derivative Assets	$—	$2.9	$—	$2.9	$—	$8.7	$—	$8.7
Derivative Liabilities	—	10.8	—	10.8	—	3.2	—	3.2
See Note 8, “Derivative Financial Instruments” for additional detail.
Valuation Methodologies
Derivatives
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

	June 30, 2017
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Asset-based loans, included in other assets	$—	$—	$1.7	$1.7	$1.7
Liabilities (a)
Total debt (b)	—	6,191.3	—	6,191.3	6,032.5

	September 30, 2016
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets (a)
Asset-based loans, included in other assets	$—	$—	$33.3	$33.3	$33.3
Liabilities (a)
Total debt (b)	—	5,700.1	29.9	5,730.0	5,525.8
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

(10) Goodwill and Intangibles, net
A summary of the changes in the carrying amounts of goodwill and intangible assets are as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	Total
Balance at September 30, 2016	$2,478.4	$1,473.5	$899.0	$2,372.5
Additions	139.2	81.1	65.8	146.9
Periodic amortization	—	—	(70.9)	(70.9)
Effect of translation	3.7	3.5	1.4	4.9
Balance at June 30, 2017	$2,621.3	$1,558.1	$895.3	$2,453.4
Goodwill and indefinite lived trade name intangibles are not amortized and are tested for impairment at least annually, or more frequently if an event or circumstance indicates that an impairment loss may have been incurred between annual impairment tests.

Definite Lived Intangible Assets
The range and weighted average useful lives for definite lived intangible assets are as follows:

	June 30, 2017			September 30, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$1,001.6	$(344.3)	$657.3	$984.8	$(302.9)	$681.9
Technology assets	287.2	(114.1)	173.1	237.2	(96.7)	140.5
Trade names	165.7	(100.8)	64.9	165.7	(89.1)	76.6
	$1,454.5	$(559.2)	$895.3	$1,387.7	$(488.7)	$899.0
At June 30, 2017, the range and weighted average useful lives for definite-lived intangibles assets were as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 to 20 years	18.4 years
Technology assets	5 to 18 years	11.6 years
Trade names	5 to 13 years	11.4 years
Amortization expense for definite lived intangible assets for the three months ended June 30, 2017 and 2016 was $23.8 and $23.5, respectively, and $70.9 and $70.5 for the nine months ended June 30, 2017 and 2016, respectively, and was included in “Selling, acquisition, operating and general expenses” within the accompanying Condensed Consolidated Statements of Operations. Excluding the impact of any future acquisitions or change in foreign currency, the Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows:

Fiscal Year	Estimated Amortization Expense
2017	$93.0
2018	90.8
2019	90.5
2020	89.0
2021	83.9

(11) Debt
The Company’s consolidated debt consists of the following:

	June 30, 2017		September 30, 2016
	Amount	Rate	Amount	Rate	Interest rate
HRG
7.875% Senior Secured Notes, due July 15, 2019	$864.4	7.9%	$864.4	7.9%	Fixed rate
7.75% Senior Unsecured Notes, due January 15, 2022	890.0	7.8%	890.0	7.8%	Fixed rate
2017 Loan, due July 13, 2018	50.0	3.5%	—	—%	Variable rate, see below
Spectrum Brands
USD Term Loan, due June 23, 2022	1,247.3	3.2%	1,005.5	3.6%	Variable rate, see below
CAD Term Loan, due June 23, 2022	56.5	4.5%	54.9	4.6%	Variable rate, see below
Euro Term Loan, due June 23, 2022	—	—%	63.0	3.5%	Variable rate, see below
6.375% Notes, due November 15, 2020	—	—%	129.7	6.4%	Fixed rate
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	Fixed rate
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	Fixed rate
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	Fixed rate
4.00% Notes, due October 1, 2026	486.3	4.0%	477.0	4.0%	Fixed rate
Revolver Facility, expiring March 6, 2022	293.0	3.1%	—	—%	Variable rate, see below
Other notes and obligations	15.5	10.2%	16.8	9.8%	Variable rate
Obligations under capital leases	240.8	5.7%	114.7	5.5%	Various
HGI Energy
HGI Energy Notes, due June 30, 2018*	92.0	0.7%	92.0	0.7%	Fixed rate
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	28.9	—%	39.7	—%	Variable rate, see below
Long-term debt of consolidated variable-interest entity with FGL*	48.1	—%	65.9	—%	Variable rate, see below
Unaffiliated secured borrowings under non-qualifying loan participations	0.8	—%	2.0	—%	Fixed rate
Total	6,133.6		5,635.6
Original issuance discounts on debt, net of premiums	(21.3)		(22.8)
Unamortized debt issue costs	(79.8)		(87.0)
Total debt	6,032.5		5,525.8
Less current maturities and short-term debt	125.9		166.0
Non-current portion of debt	$5,906.6		$5,359.8
* The debt balances included in the accompanying Condensed Consolidated Balance Sheets and in the table above reflect transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the completion of any disposition resulting from the FGL Merger and Front Street Sale. Such transactions are not eliminated in the accompanying Condensed Consolidated Financial Statements in order to appropriately reflect the continuing operations and balances held for sale.
HRG
On January 13, 2017, the Company, through its wholly-owned subsidiaries, entered into the 2017 loan agreement, pursuant to which it may borrow up to an aggregate amount of $150.0 (the “2017 Loan”). The 2017 Loan bears interest at an adjusted International Exchange London Interbank Offered Rate (“LIBOR”), plus 2.35% per annum, payable quarterly and a commitment fee of 75 bps. The 2017 Loan matures on July 13, 2018, with an option for early termination by the borrower. At June 30, 2017, the 2017 Loan was secured by approximately $525.2 worth of marketable securities owned by a subsidiary of HGI Funding. The Company incurred $1.1 of financing costs in connection with the 2017 Loan. As of June 30, 2017, the Company had drawn $50.0 under the 2017 Loan. The 2017 Loan contains a customary mandatory prepayment clause, which requires the borrower to pay back any amounts borrowed under the 2017 Loan if certain events occur, including, but not limited to, a breach of the terms of the agreement by the borrower, a change of control of the borrower or the issuer of the pledged securities or a delisting of the pledged securities.
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
On April 7, 2017, Spectrum Brands entered into a third amendment to the Credit Agreement reducing the interest rate margins applicable to the USD Term Loans to either adjusted LIBOR plus margin of 2.00% per annum, or base rate plus margin of 1.00%. Spectrum Brands recognized $0.6 of costs in connection with amending the Credit Agreement that has been recognized as interest expense.
On May 16, 2017, Spectrum Brands entered into a fourth amendment to the Credit Agreement increasing its USD Term Loan by $250.0 of incremental borrowings and removing the floor which both LIBOR and base rates were subject to. Spectrum Brands recognized $2.7 as costs in connection with the increased borrowing that has been deferred as debt issuance costs.
On May 24, 2017, Spectrum Brands extinguished its Euro denominated term loan facility (the “Euro Term Loan”) and recognized non-cash interest expense of $0.6 for previously deferred debt issuance costs in connection with the extinguishment.
Subsequent to the amendments to the Credit Agreement discussed above, Spectrum Brands’ term loans and Revolver Facility are subject to the following variable interest rates: (i) the USD Term Loan is subject to either adjusted LIBOR, plus margin of 2.00% per annum, or base rate plus margin of 1.00% per annum; (ii) the CAD denominated term loan facility (the “CAD Term Loan”) is subject to either Canadian Dollar Offered Rate, subject to a 0.75% floor plus 3.50% per annum, or base rate with a 1.75% floor plus 2.50% per annum; (iii) the Euro Term Loan was subject to Euro Interbank Offered Rate, subject to a 0.75% floor plus 2.75% per annum; and (iv) the Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.25% per annum or base rate plus margin ranging from 0.75% to 1.25% per annum. As a result of borrowings and payments under the Revolver Facility, at June 30, 2017, Spectrum Brands had borrowing availability of $385.4, net outstanding letters of credit of $20.1 and a $1.5 amount allocated to a foreign subsidiary.
The Credit Agreement, solely with respect to the Revolver Facility, contains a financial covenant test on the last day of each fiscal quarter on the maximum total leverage ratio. This is calculated as the ratio of (i) the principal amount of third party debt for borrowed money (including unreimbursed letter of credit drawings), capital leases and purchase money debt, at period-end, less cash and cash equivalents, to (ii) adjusted earnings before interest, taxes, depreciation and amortization for the trailing twelve months. The maximum total leverage ratio should be no greater than 6.0 to 1.0. As of June 30, 2017, Spectrum Brands was in compliance with all covenants under the Credit Agreement and the indentures governing the 6.625% Notes due November 15, 2022, the 6.125% Notes due December 15, 2024, the 5.75% Notes due July 15, 2025 and the 4.00% Notes.
On October 20, 2016, Spectrum Brands redeemed the remaining outstanding aggregate principal on the 6.375% Notes due 2020 (the “6.375% Notes”) of $129.7 with a make whole premium of $4.6 recognized as interest expense for the nine months ended June 30, 2017 in connection with the issuance of the €425.0 aggregate principal amount of 4.00% Notes and repurchase of the 6.375% Notes. Spectrum Brands recognized $1.9 in non-cash interest expense for previously deferred debt issuance costs associated with the 6.375% Notes.
HGI Energy
In February 2013, HGI Energy entered into note purchase agreements with FGL and Front Street for $100.0 notional aggregate principal amount due February 14, 2021 (the “HGI Energy Notes”). During the fourth quarter of the fiscal year ended September 30, 2016, the HGI Energy Notes was canceled and replaced with $92.0 notional aggregate amount of new notes of HGI Energy which were then transferred from FGL to a reinsurance funds withheld account, for which Front Street bears the economic risk.
On May 8, 2017, the HGI Energy Notes were amended to (i) extend the stated maturity date to the earlier of (x) June 30, 2018 and (y) five business days following the date of any occurrence of acquisition of ownership, directly or indirectly, beneficially or of record, by any person or group, other than HRG or its subsidiaries, of common stock representing more than 50.0% of FGL’s issued an outstanding common stock; and (ii) increase the rate of interest paid by the HGI Energy Notes from 0.7% to 1.5%, effective August 22, 2017.
Salus
In February 2013, September 2013 and February 2015, Salus completed a collateralized loan obligation (“CLO”) securitization of up to $578.5 notional aggregate principal amount. At June 30, 2017 and September 30, 2016, the outstanding notional aggregate principal amount of $28.9 and $39.7, respectively, was taken up by unaffiliated entities and consisted entirely of subordinated debt in both periods, and $48.1 and $65.9, respectively, was taken up by FGL and included in “Assets of business held for sale” in the accompanying Condensed Consolidated Balance Sheets. The obligations of the securitization is secured by the assets of the Variable

Interest Entity, primarily asset-based loan receivables and carry residual interest subject to maintenance of certain covenants. Due to losses incurred in the CLO, at June 30, 2017 and September 30, 2016, the CLO was not accruing interest on the subordinated debt.

(12) Stock-Based Compensation
The Company recognized consolidated stock-based compensation expense of $6.0 and $18.4 during the three months ended June 30, 2017 and 2016, respectively, and $33.0 and $58.4 during the nine months ended June 30, 2017 and 2016, respectively. Stock-based compensation expense is principally included in “Selling, acquisition, operating and general expenses” in the accompanying Condensed Consolidated Statements of Operations.
A summary of stock option awards outstanding as of June 30, 2017 and related activity during the nine months then ended are as follows (option amounts in thousands):

	HRG
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2016	4,231	$9.48	$3.80
Granted	318	15.39	5.96
Exercised	(496)	11.12	4.46
Stock options outstanding at June 30, 2017	4,053	9.74	3.89
Stock options vested and exercisable at June 30, 2017	3,618	9.15	3.68
Stock options outstanding and expected to vest	4,053	9.74	3.89
A summary of restricted stock awards, restricted stock units and performance restricted stock units outstanding as of June 30, 2017 and related activity during the nine months then ended, under HRG and Spectrum Brands are as follows (share and unit amounts in thousands):

	HRG
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock outstanding at September 30, 2016	1,975	$12.74
Granted	25	15.71
Exercised/Released	(1,832)	12.69
Nonvested restricted stock outstanding at June 30, 2017	168	13.72

	HRG		Spectrum Brands
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2016	42	$12.33	577	$94.97
Granted	—	—	693	127.02
Vested/Exercised	(42)	12.33	(499)	109.03
Forfeited or Expired	—	—	(8)	117.21
Restricted stock units outstanding at June 30, 2017	—	—	763	114.65
A summary of warrants outstanding as of June 30, 2017 and related activity during the nine months then ended under HRG’s incentive plan are as follows (unit amounts in thousands):

	HRG
Warrants	Units	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Warrants outstanding at September 30, 2016	1,200	$13.13	$3.22
Exercised	(600)	13.13	3.22
Warrants outstanding at June 30, 2017	600	13.13	3.22
Warrants outstanding and expected to vest	600	13.13	3.22

A summary of time-based and performance-based grants as June 30, 2017 and related activity during the nine months then ended, under HRG and Spectrum Brands are as follows (share amounts in thousands):

	HRG			Spectrum Brands
Time-based grants	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Stock option awards	318	$5.96	$1.9	—	$—	$—
Restricted stock awards	25	15.71	0.4	—	—	—
Restricted stock units	—	—	—	293	133.15	39.0
Total time-based grants	343		$2.3	293		$39.0

	Spectrum Brands
Performance-based grants	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Vesting in less than 12 months	1	$140.38	$0.1
Vesting in 12 to 24 months	105	122.66	12.9
Vesting in more than 24 months	294	122.43	36.0
Total performance-based grants	400	122.53	$49.0
Additional Disclosures
During the nine months ended June 30, 2017, stock option awards and restricted stock awards with a total fair value of $29.8 vested. The total intrinsic value of share options exercised during the nine months ended June 30, 2017 was $2.9, for which HRG received cash of $5.5 in settlement.
Under HRG’s executive bonus plan for the fiscal year ending September 30, 2017, executives will be paid in cash. In addition, executives may also be granted stock, stock options and shares of restricted stock.
As of June 30, 2017, HRG had $1.6 of total unrecognized compensation cost related to unvested share-based compensation agreements previously granted, which is expected to be recognized over a weighted-average period of 1.25 years.
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
The weighted-average remaining contractual term of HRG’s outstanding stock option awards and warrants at June 30, 2017 was 4.51 years.
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
Spectrum Brands measures share based compensation expense of restricted stock units based on the fair value of the awards, as determined by the market price of the Spectrum Brands’ shares on the grant date and recognizes these costs on a straight-line basis over the requisite service period of the awards. Certain restricted stock units are performance-based awards that are dependent upon achieving specified financial metrics over a designated period of time.

The total market value of Spectrum Brands’ restricted stock units on the dates of the grants was approximately $88.0. The remaining unrecognized pre-tax compensation cost related to restricted stock units at June 30, 2017 was $25.3.

(13) Income Taxes
For the three and nine months ended June 30, 2017, the Company’s effective tax rate of 43.6% and 61.9%, respectively, differed from the expected U.S. statutory tax rate of 35.0% and was primarily impacted by U.S. pretax losses in the Company’s Corporate and Other segment where the tax benefits were not more-likely-than-not to be realized resulting in the recording of valuation allowance. Partially offsetting this increase in effective tax rate were the effects of income earned by Spectrum Brands outside of the U.S. that is subject to statutory rates lower than 35% net of U.S. and non-U.S. taxes provided on income earned by Spectrum Brands outside the U.S. that is not permanently reinvested, as well as the recognition of tax credits by Spectrum Brands.
For the three and nine months ended June 30, 2016, the Company’s effective tax rate of (2.4)% and (3.0)%, respectively, differed from the expected U.S. statutory tax rate of 35.0% and was impacted by the change in judgment in the realizability on a portion of Spectrum Brands’ U.S. net operating loss (“NOL”) carryforwards that were previously recorded with valuation allowance and recognition of a portion of tax benefits on current year losses from the Corporate and Other segment in the U.S. that are more-likely-than-not to be realized based on the expected taxable gain from the Anbang/FGL Merger Agreement. The effective tax rate for the three and nine months ended June 30, 2016 also included the effect of $25.5 of income tax expense recognized by Spectrum Brands for a tax contingency reserve for a tax exposure in Germany. For the nine months ended June 30, 2016, the effective tax rate was also reduced by $5.9 for non-recurring items related to the impact of tax law changes and changes in state deferred tax rates on Spectrum Brands’ net deferred tax liabilities.

(14) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (share amounts in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Net (loss) income from continuing operations attributable to controlling interest	$(1.5)	$54.5	$(31.6)	$44.2
Net income (loss) from discontinued operations attributable to controlling interest	3.6	(187.4)	163.8	(235.7)
Net income (loss) attributable to controlling interest	$2.1	$(132.9)	$132.2	$(191.5)

Weighted-average common shares outstanding - basic	200,376	198,589	199,845	198,241
Dilutive effect of unvested restricted stock and restricted stock units	—	1,718	—	1,964
Dilutive effect of stock options	—	1,319	—	1,223
Weighted-average shares outstanding - diluted	200,376	201,626	199,845	201,428

Net income (loss) per common share attributable to controlling interest:
Basic (loss) income from continuing operations	$(0.01)	$0.27	$(0.16)	$0.22
Basic income (loss) from discontinued operations	0.02	(0.94)	0.82	(1.19)
Basic	$0.01	$(0.67)	$0.66	$(0.97)

Diluted (loss) income from continuing operations	$(0.01)	$0.27	$(0.16)	$0.22
Diluted income (loss) from discontinued operations	0.02	(0.93)	0.82	(1.17)
Diluted	$0.01	$(0.66)	$0.66	$(0.95)
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of HRG common stock outstanding, excluding unvested restricted stock.

The following were excluded from the calculation of “Diluted net (loss) income per common share attributable to controlling interest” because the as-converted effect of the unvested restricted stock and stock units, stock options and warrants would have been anti-dilutive (share amounts in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Unvested restricted stock and restricted stock units	146	—	593	—
Stock options	1,900	—	1,781	—
Anti-dilutive warrants	156	—	183	—
For the three and nine months ended June 30, 2016, there were 1.8 million outstanding warrants to purchase HRG common stock at an exercise price of $13.125 per share that were excluded from the calculation of “Diluted net (loss) income per common share attributable to controlling interest” because the exercise price per share was above the average stock price for the three and nine months ended June 30, 2016.

(15) Commitments and Contingencies
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
Environmental. Spectrum Brands has provided for the estimated costs of $4.3 and $4.4, as of June 30, 2017 and September 30, 2016, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows.
Product Liability. Spectrum Brands may be named as a defendant in lawsuits involving product liability claims. Spectrum Brands has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of June 30, 2017 and September 30, 2016, Spectrum Brands recognized $7.1 and $8.0 in product liability accruals, respectively, included in “Accounts payable and other current liabilities” in the accompanying Condensed Consolidated Balance Sheets. Spectrum Brands believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows.
Product Warranty. Spectrum Brands recognizes an estimated liability for standard warranty on certain products when revenue on the sale of the warranted products is recognized. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. Spectrum Brands recognized $6.8 and $7.5 of warranty accruals as of June 30, 2017 and September 30, 2016, respectively, included in “Accounts payable and other current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
Product Safety Recall. On June 10, 2017, Spectrum Brands initiated a voluntary safety recall of various rawhide chew products for dogs sold by Spectrum Brands due to possible chemical contamination. As a result, Spectrum Brands recognized estimated losses related to the recall of $11.9 as of June 30, 2017, which comprised of estimates for customer losses and direct incremental costs incurred by Spectrum Brands. Additionally, Spectrum Brands recognized $13.0 of inventory write-offs associated with inventory on-hand that was determined to be a risk of loss due to the recall. The estimates for customer losses reflect the cost of the affected products returned to or replaced by Spectrum Brands and the estimated cost to reimburse customers for costs incurred by them related to the recall. The incremental costs incurred directly by Spectrum Brands do not include lost earnings associated with interruption of production at Spectrum Brands’ facilities, or the costs to put into place corrective and preventative actions at those facilities. Spectrum Brands’ estimates for losses related to the recall are provisional and were determined based on an assessment of information currently available and may be revised in subsequent periods as Spectrum Brands continues to work with its customers to substantiate claims received to date and any additional claims that may be received. Spectrum Brands suspended production at facilities impacted by the product safety recall and completed a comprehensive manufacturing review and is recommencing production during the fourth quarter ending September 30, 2017. There have been no lawsuits or claims related to the recalled product filed against Spectrum Brands.
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
FGL has assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At June 30, 2017, FGL had accrued $2.1 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $2.1.
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
On January 2, 2015, the Court entered Final Judgment in Cressy, certifying the class for settlement purposes, and approving the class settlement reached on April 4, 2014. On August 10, 2015, FGL tendered $1.3 to the Settlement Administrator for a claim review fund. FGL implemented an interest enhancement feature for certain policies as part of the class settlement, which enhancement began on October 12, 2015. On October 24, 2016, the parties filed a joint motion to amend the January 2, 2015 final order and judgment, to extend the deadline for settlement completion from October 24, 2016 to December 5, 2016. On December 5, 2016, Plaintiff Cressy filed a Notice of Filing Declaration of Settlement Administrator and Status of Completion of Settlement; the Declaration of Settlement Administrator included a certification by the Settlement Administrator that FGL had complied in all respects with the class settlement and that all eligible claims had been paid and the interest enhancement had been implemented pursuant to the terms of the class settlement. On March 24, 2017, the Court entered a Minute Order indicating that it was satisfied that the parties had fully and finally performed all of the terms of the settlement and recorded the matter as complete without the need for any further hearings.
At June 30, 2017, FGL estimated the total cost for the settlement, legal fees and other costs related to Cressy would be $9.2, with no liability remaining for the unpaid portion of the estimate. FGL had incurred and paid $6.0 related to legal fees and other costs and $3.2 related to settlement costs as of June 30, 2017. Based on the information currently available, FGL does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued.
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri (the “District Court”), captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated (the “Plaintiff”) v. HRG, FGL Insurance, Raven Re, and Front Street Cayman (together, the “Defendants”). The complaint alleged violations of the Racketeer Influenced and Corrupt Organizations Act, requested injunctive and declaratory relief and sought unspecified compensatory damages for the putative class in an amount not presently determinable, treble damages, and other relief, and claims Plaintiff Ludwick overpaid for her annuity. On February 12, 2016, the District Court granted the Defendants’ joint motion to dismiss the Plaintiff’s claims. On March 3, 2016, Plaintiff Ludwick filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit (the “Court of Appeals”). On April 13, 2017, the Court of Appeals affirmed the District Court’s decision to dismiss the Plaintiff’s claims. The Plaintiff has no appeal as of right from the Court of Appeals’ decision but may seek discretionary review by the Court of Appeals en banc or by the United States Supreme Court. The Plaintiff’s time to seek discretionary review of this matter expired on July 12, 2017. FGL does not believe that the Plaintiff has sought a discretionary review of this matter prior to such date. As of the date of this report, FGL does not have sufficient information to determine whether it has exposure to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $1.8, which was accrued by FGL during the year ended September 30, 2016.
Unfunded Lending Commitments
FGL had unfunded investment commitments of $180.2 as of June 30, 2017 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years.
(16) Related Party Transactions
FGL has invested in CLO securities issued by Fortress Credit Opportunities III CLO LP (“FCO III”) and also invested in securities issued by Fortress Credit BSL Limited (“Fortress BSL”). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC (“Fortress”), which has acquired interests greater than 10% ownership in HRG as of June 30, 2017. Such CLOs had an aggregate total carrying value of $175.9 and $203.2 as of June 30, 2017 and September 30, 2016, respectively. The Company’s net investment income from such securities was $3.0 and $9.1 for the three and nine months ended June 30, 2017, respectively and was included in “Income (loss) from discontinued operations” in the accompanying Condensed Consolidated Statements of Operations. For the three and nine months ended June 30, 2016, the Company’s net investment income from such securities was $2.5 and $7.0, respectively, and was included in “Income (loss) from discontinued operations” in the accompanying Condensed Consolidated Statements of Operations.

(17) Segment Data
The Company’s reportable business segments are organized in a manner that reflects how HRG’s management views those business activities. Accordingly, the Company currently presents the results from its business operations in two reportable segments: (i) Consumer Products and (ii) Corporate and Other.
The Company’s Corporate and Other segment includes the Company’s ownership of Salus, NZCH, HGI Funding and HGI Energy. The following schedule present the Company’s segment information for the three and nine months ended June 30, 2017 and 2016:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Revenues:
Consumer Products	$1,303.9	$1,361.6	$3,685.6	$3,790.0
Corporate and Other	0.1	1.2	1.1	8.8
Total revenues	$1,304.0	$1,362.8	$3,686.7	$3,798.8

Operating income:
Consumer Products	$157.8	$206.8	$453.0	$497.8
Corporate and Other	(9.6)	(18.7)	(39.9)	(59.8)
Consolidated operating income	148.2	188.1	413.1	438.0
Interest expense	(89.3)	(98.0)	(269.6)	(289.8)
Other (expense) income, net	(2.0)	0.2	(2.3)	(0.2)
Income from continuing operations before income taxes	56.9	90.3	141.2	148.0
Income tax expense (benefit)	24.8	(2.2)	87.4	(4.5)
Net income from continuing operations	32.1	92.5	53.8	152.5
Income (loss) from discontinued operations, net of tax	7.7	(185.5)	195.4	(222.6)
Net income (loss)	39.8	(93.0)	249.2	(70.1)
Less: Net income attributable to noncontrolling interest	37.7	39.9	117.0	121.4
Net income (loss) attributable to controlling interest	$2.1	$(132.9)	$132.2	$(191.5)

(18) Consolidating Financial Information
The following schedules present the Company’s accompanying Condensed Consolidated Balance Sheets information at June 30, 2017 and September 30, 2016, and accompanying Condensed Consolidated Statements of Operations information for the nine months ended June 30, 2017 and 2016. These schedules present the individual segments of the Company and their contribution to the Condensed Consolidated Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests. In addition, some of the Company’s subsidiaries use a classified balance sheet which also leads to differences in amounts reported for certain line items.
The Corporate and Other column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio and corporate long term debt, and the results of Salus and HGI Energy. Reflected in Corporate and Other is also $84.4 of negative book value of HGI Asset Management Holdings LLC as of June 30, 2017, which is primarily attributable to historical loan losses incurred by Salus. The elimination adjustments are for intercompany assets and liabilities, adjustments to align segment accounting policies with the consolidated basis, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

HRG Group, Inc. - Condensed Consolidating Balance Sheets Information

June 30, 2017	Consumer Products	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Assets:
Investments in subsidiaries and affiliates	$—	$2,605.2	$—	$(2,605.2)	$—
Affiliated loans and receivables	—	0.2	—	(0.2)	—
Cash and cash equivalents	109.9	156.3	—	—	266.2
Receivables, net	658.3	2.7	—	—	661.0
Inventories, net	843.7	—	—	—	843.7
Deferred tax assets	18.3	—	—	—	18.3
Property, plant and equipment, net	675.1	0.8	—	—	675.9
Goodwill	2,621.3	—	—	—	2,621.3
Intangibles, net	2,453.4	—	—	—	2,453.4
Other assets	141.1	2.9	—	—	144.0
Assets of business held for sale	—	—	27,811.7	—	27,811.7
Total assets	$7,521.1	$2,768.1	$27,811.7	$(2,605.4)	$35,495.5

Liabilities and Equity
Debt	$4,100.6	$1,791.8	$—	$140.1	$6,032.5
Accounts payable and other current liabilities	871.2	70.6	—	—	941.8
Employee benefit obligations	112.6	4.5	—	—	117.1
Deferred tax liabilities	583.9	12.1	—	—	596.0
Other liabilities	37.6	2.9	—	—	40.5
Affiliated debt and payables	—	158.5	—	(158.5)	—
Liabilities of business held for sale	—	—	25,870.9	—	25,870.9
Total liabilities	5,705.9	2,040.4	25,870.9	(18.4)	33,598.8
Total stockholders’ equity	1,060.3	729.3	1,526.7	(2,587.0)	729.3
Noncontrolling interests	754.9	(1.6)	414.1	—	1,167.4
Total permanent equity	1,815.2	727.7	1,940.8	(2,587.0)	1,896.7
Total liabilities and equity	$7,521.1	$2,768.1	$27,811.7	$(2,605.4)	$35,495.5

September 30, 2016	Consumer Products	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Assets:
Investment in subsidiaries and affiliates	$—	$2,405.3	$—	$(2,405.3)	$—
Cash and cash equivalents	275.3	189.9	—	—	465.2
Receivables, net	538.2	0.9	—	—	539.1
Inventories, net	740.6	—	—	—	740.6
Deferred tax assets	18.3	—	—	—	18.3
Property, plant and equipment, net	542.1	1.3	—	—	543.4
Goodwill	2,478.4	—	—	—	2,478.4
Intangibles, net	2,372.5	—	—	—	2,372.5
Other assets	103.7	34.6	—	—	138.3
Assets of business held for sale	—	—	26,284.3	—	26,284.3
Total assets	$7,069.1	$2,632.0	$26,284.3	$(2,405.3)	$33,580.1

Liabilities and Equity:
Debt	$3,620.2	$1,747.7	$—	$157.9	$5,525.8
Accounts payable and other current liabilities	931.6	51.6	—	—	983.2
Employee benefit obligations	120.2	5.2	—	—	125.4
Deferred tax liabilities	532.7	13.3	—	—	546.0
Other liabilities	20.4	8.3	—	—	28.7
Affiliated debt and payables	—	171.2	—	(171.2)	—
Liabilities of business held for sale	—	—	24,553.8	—	24,553.8
Total liabilities	5,225.1	1,997.3	24,553.8	(13.3)	31,762.9
Total stockholders’ equity	1,040.4	638.1	1,351.6	(2,392.0)	638.1
Noncontrolling interests	803.6	(3.4)	378.9	—	1,179.1
Total permanent equity	1,844.0	634.7	1,730.5	(2,392.0)	1,817.2
Total liabilities and equity	$7,069.1	$2,632.0	$26,284.3	$(2,405.3)	$33,580.1

HRG Group, Inc. - Condensed Consolidating Statements of Operations Information

Nine months ended June 30, 2017	Consumer Products	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Revenues:
Net sales	$3,685.6	$—	$—	$—	$3,685.6
Net investment income	—	1.1	—	—	1.1
Total revenues	3,685.6	1.1	—	—	3,686.7
Operating costs and expenses:
Cost of goods sold	2,307.1	—	—	—	2,307.1
Selling, acquisition, operating and general expenses	925.5	41.0	—	—	966.5
Total operating costs and expenses	3,232.6	41.0	—	—	3,273.6
Operating income	453.0	(39.9)	—	—	413.1
Equity in net income of subsidiaries	—	281.7	—	(281.7)	—
Interest expense	(158.8)	(110.3)	—	(0.5)	(269.6)
Affiliated interest expense	—	(5.6)	—	5.6	—
Other (expense) income, net	(2.9)	0.6	—	—	(2.3)
Income from continuing operations before income taxes	291.3	126.5	—	(276.6)	141.2
Income tax expense (benefit)	88.8	(5.6)	—	4.2	87.4
Net income from continuing operations	202.5	132.1	—	(280.8)	53.8
Income (loss) from discontinued operations, net of tax	—	—	195.4	—	195.4
Net income (loss)	202.5	132.1	195.4	(280.8)	249.2
Less: Net income attributable to noncontrolling interest	85.5	(0.1)	31.6	—	117.0
Net income (loss) attributable to controlling interest	$117.0	$132.2	$163.8	$(280.8)	$132.2

Nine months ended June 30, 2016	Consumer Products	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Revenues:
Net sales	$3,790.0	$—	$—	$—	$3,790.0
Net investment income	—	7.9	—	—	7.9
Other	—	0.9	—	—	0.9
Total revenues	3,790.0	8.8	—	—	3,798.8
Operating costs and expenses:
Cost of goods sold	2,355.8	—	—	—	2,355.8
Selling, acquisition, operating and general expenses	936.4	68.6	—	—	1,005.0
Total operating costs and expenses	3,292.2	68.6	—	—	3,360.8
Operating income	497.8	(59.8)	—	—	438.0
Equity in net income of subsidiaries	—	(27.2)	—	27.2	—
Interest expense	(175.8)	(107.2)	—	(6.8)	(289.8)
Affiliated interest expense	—	(9.4)	—	9.4	—
Other (expense) income, net	(6.5)	4.4	—	1.9	(0.2)
Income from continuing operations before income taxes	315.5	(199.2)	—	31.7	148.0
Income tax expense (benefit)	46.9	(2.5)	—	(48.9)	(4.5)
Net income from continuing operations	268.6	(196.7)	—	80.6	152.5
Income (loss) from discontinued operations, net of tax	—	—	(222.6)	—	(222.6)
Net income (loss)	268.6	(196.7)	(222.6)	80.6	(70.1)
Less: Net income attributable to noncontrolling interest	113.5	(5.2)	13.1	—	121.4
Net income (loss) attributable to controlling interest	$155.1	$(191.5)	$(235.7)	$80.6	$(191.5)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of HRG Group, Inc. (“HRG,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”) should be read in conjunction with our unaudited Condensed Consolidated Financial Statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of HRG which was included with our annual report filed on Form 10-K with the Securities and Exchange Commission (the “SEC”) on November 23, 2016 (the “Form 10-K”). Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part II — Other Information” of this report. You should consider our forward-looking statements in light of our unaudited Condensed Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the SEC. In this Quarterly Report on Form 10-Q we refer to the three and nine months ended June 30, 2017 as the “Fiscal 2017 Quarter” and the “Fiscal 2017 Nine Months”, respectively, and the three and nine months ended June 30, 2016 as the “Fiscal 2016 Quarter” and the “Fiscal 2016 Nine Months”, respectively.
HRG Overview
We are a holding company that conducts its operations through its operating subsidiaries. As of June 30, 2017, our principal operations were conducted through subsidiaries that offer branded consumer products and related businesses (Spectrum Brands Holdings, Inc., (“Spectrum Brands”)); and insurance and reinsurance services (Fidelity & Guaranty Life (“FGL”) and Front Street Re (Delaware) Ltd. (“Front Street”). We also own Salus Capital Partners, LLC, (“Salus”), an asset-based lender, and 99.5% of NZCH Corporation (“NZCH”), a public shell company. From time to time, we may manage a portion of our available cash and engage in other activities through our wholly-owned subsidiaries, HGI Funding, LLC (“HGI Funding”) and HGI Energy Holdings, LLC (“HGI Energy”).
We currently present the results of our operations in two reportable segments: (i) Consumer Products, which consists of Spectrum Brands and (ii) Corporate and Other, which includes the Company’s ownership of Salus, NZCH, HGI Funding and HGI Energy. As further described below, our Insurance Operations are presented as discontinued operations.
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
Through its wholly-owned subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), FGL is a provider of various types of fixed annuities and life insurance products in the U.S.
Through its Bermuda and Cayman-based subsidiaries, Front Street Re Ltd. (“Front Street Bermuda”) and Front Street Re (Cayman) Ltd. (“Front Street Cayman”), Front Street engages in the business of life, annuity and long-term care reinsurance.
On May 24, 2017, FGL entered into an Agreement and Plan of Merger and Front Street entered into a Share Purchase Agreement, see “Discontinued Operations” section below and Note 1, Description of Business to our Condensed Consolidated Financial Statements included Part I - Item 1. Financial Statements for additional information. As a result, our ownership interest in our Insurance Operations has been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and FGL’s operations were classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows and reported separately for all periods presented. See Note 4, Divestitures to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.
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

Highlights for the Fiscal 2017 Quarter and the Fiscal 2017 Nine Months
Significant Transactions and Activity
Consumer Products Segment

•
On June 1, 2017, Spectrum Brands completed the acquisition of PetMatrix, LLC (“PetMatrix”), a manufacturer and marketer of rawhide-free dog chews consisting primarily of the DreamBone® and SmartBones® brands. The results of PetMatrix’s operations since June 1, 2017 are included in the Company’s Condensed Consolidated Statements of Operations and reported within the Consumer Products segment for the Fiscal 2017 Quarter and Fiscal 2017 Nine Months.

•
On May 12, 2017, Spectrum Brands entered into an asset purchase agreement with Yorktown Technologies LP, for the acquisition of assets consisting of the GloFish operations, including transfer of the GloFish® brand, related intellectual property and operating agreements (“GloFish”). The GloFish operations consist of the development and licensing of fluorescent fish for sale through retail and online channels. The results of GloFish’s operations since May 12, 2017 are included in the Company’s Condensed Consolidated Statements of Operations and reported within the Consumer Products segment for the Fiscal 2017 Quarter and Fiscal 2017 Nine Months.

•	On May 18, 2017, Spectrum Brands completed the purchase of the remaining 44.0% non-controlling interest of Shaser, Inc. (“Shaser”) for $12.6 million.

•
On June 10, 2017, Spectrum Brands initiated a voluntary safety recall of various rawhide chew products for dogs sold by our Consumer Products segment due to possible chemical contamination. Spectrum Brands estimated losses of $24.9 million for the Fiscal 2017 Quarter and Fiscal 2017 Nine Months were comprised of $11.9 million of estimates for customer losses and direct incremental costs incurred by Spectrum Brands, and $13.0 million of inventory write-offs associated with inventory on-hand that was determined to be obsolete. Spectrum Brands suspended production at facilities impacted by the product safety recall and completed a comprehensive manufacturing review and is recommencing production during the fourth quarter ending September 30, 2017. See Note 15, Commitments and Contingencies to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional detail.

•
During the Fiscal 2017 Nine Months, Spectrum Brands entered into the following four amendments to the credit agreement under its term loans (“Credit Agreement”): (i) reduced the interest rate margins applicable to the U.S. dollar denominated term loan facility (the “USD Term Loan”) to adjusted International Exchange London Interbank Offered Rate (“LIBOR”) subject to a 0.75% floor plus margin of 2.50% per annum, or base rate with a 1.75% floor plus margin of 1.50% per annum; (ii) expanded the overall capacity of the revolving credit facility (the “Revolver Facility”) to $700.0 million, reducing the interest rate margin to either adjusted LIBOR plus margin ranging from 1.75% to 2.25%, or base rate plus margin ranging from 0.75% to 1.25%, reducing the commitment fee to 35 bps, and extending the maturity to March 2022; (iii) reduced the interest rate margins applicable to the USD Term Loans to either adjusted LIBOR, subject to a 0.75% floor plus margin of 2.00% per annum, or base rate with a 1.75% floor plus margin of 1.00% per annum; and (iv) increased its USD Term Loan by $250.0 million of incremental borrowings and removing the floor which both LIBOR and base rates were subject to.

•	On May 24, 2017, Spectrum Brands extinguished its Euro denominated term loan facility.

•
On September 20, 2016, Spectrum Brands issued €425.0 million aggregate principal amount of 4.00% unsecured notes due 2026 (the “4.00% Notes”). The proceeds from the 4.00% Notes and draws on the Revolver Facility were used to repay Spectrum Brands’ outstanding 6.375% unsecured notes due 2020 (the “6.375% Notes”) and pay fees and expenses in connection with the refinancing. Spectrum Brands repurchased $390.3 million aggregate principal amount of the 6.375% Notes through a cash tender offer on September 20, 2016, with the remaining outstanding aggregate principal amount of $129.7 million subsequently redeemed by Spectrum Brands during the Fiscal 2017 Nine Months.

Corporate and Other

•
Omar Asali, President, Chief Executive Officer (“CEO”) and a director of HRG ceased his employment with HRG and resigned from the Board of Directors of HRG and its subsidiaries effective as of April 14, 2017.

•	Joseph Steinberg, the Chairman of the Board of Directors of HRG, was appointed to the additional position of CEO effective as of April 14, 2017.

•
On March 22, 2017, Ehsan Zargar, HRG’s then General Counsel and Corporate Secretary, was appointed to the additional positions of Executive Vice President and Chief Operating Officer, effective as of January 1, 2017.

•
On November 17, 2016, the Company announced that its Board of Directors had initiated a process to explore and evaluate strategic alternatives available to the Company with a view toward enhancing shareholder value. Strategic alternatives may include, but are not limited to, a merger, sale or other business combination involving the Company and/or its assets.

•
On January 13, 2017, the Company entered into a loan agreement (“2017 Loan”), pursuant to which it may borrow up to an aggregate amount of $150.0 million. The 2017 Loan bears interest at an adjusted LIBOR plus 2.35% per annum, payable quarterly and a commitment fee of 75 bps. As of June 30, 2017, the Company had drawn $50.0 million under the 2017 Loan. The scheduled maturity date of the 2017 Loan is July 13, 2018, with an option for early termination by the borrower.

•
During the Fiscal 2017 Nine Months, we continued the wind-down of the operations of Salus. The remaining outstanding amount of Salus loans continued to run-off, primarily attributable to paydowns. During the Fiscal 2017 Nine Months, Salus sold its entire interest in the loan to RadioShack Corporation (“RadioShack”) to a third party buyer for $1.0 million (including $0.3 million attributable to FGL). The net carrying value of the loan to RadioShack prior to the sale was $2.5 million (including $0.8 million attributable to FGL). As of June 30, 2017, there were two asset-based loans outstanding carried at $1.7 million, net of loan loss allowance.

Discontinued Operations

•
On April 17, 2017, FGL terminated its Agreement and Plan of Merger (as amended, the “Anbang/FGL Merger Agreement”) by and among FGL, Anbang Insurance Group Co., Ltd. and its affiliates (collectively, “Anbang”). Prior to its termination, the Anbang/FGL Merger Agreement was amended on November 3, 2016 and on February 9, 2017, each time to extend the outside termination date.

•	As a result of the termination of the Anbang/FGL Merger Agreement, FGL had no remaining obligations thereunder and could enter into an alternative transaction.

•
On May 24, 2017, FGL entered into an Agreement and Plan of Merger (the “FGL Merger Agreement”) with CF Corporation (“CF Corp”), FGL US Holdings Inc., an indirect wholly owned subsidiary of CF Corp (“CF/FGL US”), FGL Merger Sub Inc., a direct wholly owned subsidiary of CF/FGL US, pursuant to which CF Corp has agreed to acquire FGL for $31.10 per share (the “FGL Merger”).

•
On May 24, 2017, Front Street entered into a Share Purchase Agreement (the “Front Street Purchase Agreement”) pursuant to which, subject to the terms and conditions set forth therein, Front Street has agreed to sell (the “Front Street Sale”) to CF/FGL US all of the issued and outstanding shares of (i) Front Street Cayman and (ii) Front Street Bermuda (collectively, the “Acquired Companies”). The purchase price is $65.0 million, subject to customary adjustments for transaction expenses. The Front Street Purchase Agreement contains customary representations, warranties and indemnification obligations. HRG has further agreed to reduce the purchase price, and to indemnify the buyer, for dividends and other value transfers by the Acquired Companies to HRG and its affiliates from December 31, 2016 through the closing. The closing of the Front Street Sale is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals, as well as the consummation of the FGL Merger. The closing of the FGL Merger is not conditioned upon the closing of the Front Street Sale.

•
In addition, HRG, FS Holdco II Ltd. (“FS Holdco”), CF Corp and CF/FGL US agreed that FS Holdco may, at its option, cause CF/FGL US and FS Holdco to make a joint election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, with respect to the FGL Merger and the deemed share purchases of FGL’s subsidiaries. If FS Holdco opts to make such an election, it will be required to pay CF/FGL US $30.0 million, plus additional specified amounts determined by reference to FGL’s incremental current tax costs attributable to the election, if any, and CF/FGL US will be required to pay FS Holdco additional specified amounts determined by reference to FGL’s incremental current tax savings attributable to the election, if any. The Company is considering the financial impact of making such election, the effects of which cannot be reasonably estimated at June 30, 2017.

Key financial highlights

•
Basic and diluted net loss from continuing operations attributable to common stockholders for the Fiscal 2017 Quarter was $0.01 per basic and diluted common share attributable to controlling interest, compared to basic and diluted net income from continuing operations attributable to common stockholders of $0.27 per basic and diluted common share attributable to controlling interest in the Fiscal 2016 Quarter. The decrease in net income per share was primarily due to lower operating profit and higher effective income tax rate, partially offset by lower interest expenses.

•	Corporate cash and investments were approximately $148.3 million at June 30, 2017.

•
Our Consumer Products segment’s operating income for the Fiscal 2017 Quarter decreased $49.0 million, or 23.7%, to $157.8 million from $206.8 million for the Fiscal 2016 Quarter primarily as a result of lower volumes and the negative impact of foreign exchange, incremental costs of $24.9 million from Spectrum Brands’ rawhide safety recall discussed above, and additional restructuring costs of $15.8 million, partially offset by lower operating expenses.

•
Our Consumer Products segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA,” see additional discussion included in the “Non-GAAP Measurements” section below) decreased by $15.4 million, or 5.5%, to $263.8 million versus the Fiscal 2016 Quarter. The decrease in operating income and Adjusted EBITDA was impacted by lower volumes and unfavorable product mix. Adjusted EBITDA margin represented 20.2% of sales as compared to 20.5% in the Fiscal 2016 Quarter primarily due to product mix and the negative impact of foreign exchange.

•
Our Corporate and Other segment’s operating loss for the Fiscal 2017 Quarter decreased $9.1 million, to an operating loss of $9.6 million from $18.7 million for the Fiscal 2016 Quarter primarily due to decreases in stock-based compensation, payroll and bonus expenses.

•	During the Fiscal 2017 Nine Months, we received cash dividends of $51.1 million from our subsidiaries, including $41.9 million and $9.2 million from Spectrum Brands and FGL, respectively.
Results of Operations
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Revenues:
Consumer Products	$1,303.9	$1,361.6	$(57.7)	$3,685.6	$3,790.0	$(104.4)
Corporate and Other	0.1	1.2	(1.1)	1.1	8.8	(7.7)
Total revenues	$1,304.0	$1,362.8	$(58.8)	$3,686.7	$3,798.8	$(112.1)
Operating income:
Consumer Products	$157.8	$206.8	$(49.0)	$453.0	$497.8	$(44.8)
Corporate and Other	(9.6)	(18.7)	9.1	(39.9)	(59.8)	19.9
Consolidated operating income	148.2	188.1	(39.9)	413.1	438.0	(24.9)
Interest expense	(89.3)	(98.0)	8.7	(269.6)	(289.8)	20.2
Other (expense) income, net	(2.0)	0.2	(2.2)	(2.3)	(0.2)	(2.1)
Income from continuing operations before income taxes	56.9	90.3	(33.4)	141.2	148.0	(6.8)
Income tax expense (benefit)	24.8	(2.2)	27.0	87.4	(4.5)	91.9
Net income from continuing operations	32.1	92.5	(60.4)	53.8	152.5	(98.7)
Income (loss) from discontinued operations, net of tax	7.7	(185.5)	193.2	195.4	(222.6)	418.0
Net income (loss)	39.8	(93.0)	132.8	249.2	(70.1)	319.3
Less: Net income attributable to noncontrolling interest	37.7	39.9	(2.2)	117.0	121.4	(4.4)
Net income (loss) attributable to controlling interest	$2.1	$(132.9)	$135.0	$132.2	$(191.5)	$323.7
Revenues. Revenues for the Fiscal 2017 Quarter decreased $58.8 million, or 4.3%, to $1,304.0 million from $1,362.8 million for the Fiscal 2016 Quarter. The decrease was primarily due to lower revenues from our Consumer Products segment driven by lower sales in global pet supplies and home and garden products coupled with the negative effect of foreign exchange rates. Pet supplies sales were negatively impacted by the rawhide dog chew product recall; the acceleration of the exit of a pet food tolling agreement; retail inventory reduction management programs; and soft sales with pet specialty retailers. Lower Fiscal 2017 Quarter net sales in home and garden products were predominantly in the repellents category and were driven by retailer inventory management programs; weather conditions decreasing seasonal inventory sales; and strong prior year repellent orders driven by Zika virus concerns.
Revenues for the Fiscal 2017 Nine Months decreased $112.1 million, or 3.0%, to $3,686.7 million from $3,798.8 million for the Fiscal 2016 Nine Months. The decrease was primarily due to lower net sales from our Consumer Products segment mainly as a result of the negative effect of foreign exchange rates and decreases in home and garden and pet supplies products as discussed above; and lower revenues generated by Salus as a result of the continued run-off of the asset-backed loan portfolio.
Consolidated operating income. Consolidated operating income for the Fiscal 2017 Quarter decreased $39.9 million, or 21.2%, to $148.2 million from $188.1 million for the Fiscal 2016 Quarter. The decrease was primarily driven by lower operating profit at our Consumer Products segment as a result of lower volumes and the negative impact of foreign exchange rates, as well as Spectrum Brands’ incremental costs of $24.9 million from the rawhide safety recall and additional restructuring costs of $15.8 million.
Consolidated operating income for the Fiscal 2017 Nine Months decreased $24.9 million, or 5.7%, to $413.1 million from $438.0 million for the Fiscal 2016 Nine Months. The decrease was primarily due to lower profitability in our Consumer Products segment, as discussed above; partially offset by lower impairments and stock-based compensation expense in our Corporate and Other segment.
Interest Expense. Interest expense decreased $8.7 million to $89.3 million for the Fiscal 2017 Quarter from $98.0 million for the Fiscal 2016 Quarter and $20.2 million to $269.6 million for the Fiscal 2017 Nine Months from $289.8 million for the Fiscal 2016

Nine Months. The decreases were primarily due to the effect of refinancing activities to lower interest rates at our Consumer Products segment, partially offset by higher overall debt levels.
Other (expense) income, net. Other expense increased $2.2 million for the Fiscal 2017 Quarter as compared to the Fiscal 2016 Quarter and $2.1 million for the Fiscal 2017 Nine Months compared to the Fiscal 2016 Nine Months primarily driven by the negative effect of foreign exchange rates.
Income Taxes. For the Fiscal 2017 Quarter and the Fiscal 2017 Nine Months, our effective tax rate of 43.6% and 61.9%, respectively, differed from the expected U.S. statutory tax rate of 35.0% and was primarily impacted by U.S. pretax losses in our Corporate and Other segment in the U.S. where the tax benefits were not more-likely-than-not to be realized, resulting in the recording of valuation allowance. Partially offsetting this increase in effective tax rate were the effects of income earned by Spectrum Brands outside of the U.S. that is subject to statutory rates lower than 35% net of U.S. and non-U.S. taxes provided on income earned by Spectrum Brands outside the U.S. that is not permanently reinvested, as well as the recognition of tax credits by Spectrum Brands.
For the Fiscal 2016 Quarter and the Fiscal 2016 Nine Months, our effective tax rate of (2.4)% and (3.0)%, respectively, differed from the expected U.S. statutory tax rate of 35.0% and was impacted by the change in judgment in the realizability on a portion of Spectrum Brands’ U.S. net operating loss carryforwards that were previously recorded with valuation allowance and recognition of a portion of tax benefits on current year losses from the Corporate and Other segment in the U.S. that are more-likely-than-not to be realized based on the expected taxable gain from the Anbang/FGL Merger Agreement. The effective tax rate for the Fiscal 2016 Quarter and Fiscal 2016 Nine Months also included the effect of $25.5 million of income tax expense recognized by Spectrum Brands for a tax contingency reserve for a tax exposure in Germany. For the Fiscal 2016 Nine Months, the effective tax rate was also reduced by $5.9 million of non-recurring items related to the impact of tax law changes and changes in state deferred tax rates on Spectrum Brands’ net deferred tax liabilities.
Income (loss) from discontinued operations, net of tax. Income from discontinued operations, net of tax for the Fiscal 2017 Quarter was $7.7 million and was entirely attributable to the Insurance Operations. Loss from discontinued operations, net of tax for the Fiscal 2016 Quarter was $185.5 million due to a $2.1 million loss related to Compass’ operations and a $183.4 million loss attributable to the Insurance Operations. The decrease in loss of $191.1 million attributable to the Insurance Operations was primarily driven by a decrease of $181.1 million to the write-down of the carrying value of the assets of business held for sale to fair value less cost to sell.
Income from discontinued operations, net of tax for the Fiscal 2017 Nine Months was $195.4 million and was entirely attributable to the Insurance Operations. Loss from discontinued operations, net of tax for the Fiscal 2016 Nine Months was $222.6 million due to a $219.1 million loss attributable to the Insurance Operations and a $3.5 million loss related to Compass’ operations.
The increase in income of $414.5 million attributable to the Insurance Operations was driven by the non-recurrence of $90.9 million income tax expense recorded in the Fiscal 2016 Nine Months; a write-up of the carrying value of the assets of business held for sale to fair value less cost to sell of $35.6 million for the Fiscal 2017 Nine Months compared to a write-down of $240.7 million for the Fiscal 2016 Nine Months and an increase in net income attributable to the Insurance Operations of $47.1 million.
The non-recurrence of $90.9 million income tax expense recorded in the Fiscal 2016 Nine Months was related to the establishment of a deferred tax liability of $253.0 million at June 30, 2016 as a result of classifying HRG’s ownership interest in FGL as held for sale, partially offset by a $162.1 million reduction of valuation allowance on HRG’s net operating and capital loss carryforwards expected to offset the tax effects of the completion of any disposition resulting from the FGL Merger and Front Street Sale.
The increase in net income attributable to the Insurance Operations of $47.1 million was driven primarily by the change in the fixed indexed annuity present value of future credits and guarantee liability that decreased $182.4 million during the Fiscal 2017 Nine Months compared to an increase of $103.6 million for the Fiscal 2016 Nine Months due to the increase in longer duration risk free rates in the current period compared to a decrease in longer duration risk free rates in the prior period. Also contributing to the increase in net income attributable to the Insurance Operations was higher net investment income driven by higher assets under management. These increases were partially offset by credit-related impairment losses of $22.5 million on available-for-sale debt securities; higher amortization of intangibles and income tax expense; as well as lower operating income on Front Street’s reinsurance agreements with third parties and the established full valuation allowance against Front Street’s deferred tax assets during the Fiscal 2017 Nine Months.
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

Consumer Products Segment
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Net sales	$1,303.9	$1,361.6	$(57.7)	$3,685.6	$3,790.0	$(104.4)
Cost of goods sold	830.6	830.9	(0.3)	2,307.1	2,355.8	(48.7)
Consumer products segment gross profit	473.3	530.7	(57.4)	1,378.5	1,434.2	(55.7)
Selling, acquisition, operating and general expenses	315.5	323.9	(8.4)	925.5	936.4	(10.9)
Operating income - Consumer Products segment	$157.8	$206.8	$(49.0)	$453.0	$497.8	$(44.8)
Net sales. Net sales for the Fiscal 2017 Quarter decreased $57.7 million, or 4.2%, to $1,303.9 million from $1,361.6 million for the Fiscal 2016 Quarter. The decrease in net sales in the Fiscal 2017 Quarter was primarily due to lower sales in global pet supplies and home and garden products coupled with the negative effect of foreign exchange rates.
Net sales for the Fiscal 2017 Nine Months decreased $104.4 million, or 2.8%, to $3,685.6 million from $3,790.0 million for the Fiscal 2016 Nine Months. The decrease in net sales in the Fiscal 2017 Nine Months was mainly as a result of the negative effect of foreign exchange rates and decreases in home and garden control products and global pet supplies products. These decreases were partially offset by the increase in sales in the consumer batteries product category. Organic net sales exclude the impact of foreign currency translation and is considered a non-GAAP measurement (See “Non-GAAP Measurements” section below for reconciliation of net sales to organic net sales).
Consolidated net sales by product category for each of those respective periods are as follows (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2017	2016	Increase /(Decrease)	2017	2016	Increase / (Decrease)
Hardware and home improvement products	$324.7	$328.6	$(3.9)	$927.2	$912.9	$14.3
Home and garden control products	192.5	212.0	(19.5)	374.2	414.7	(40.5)
Global pet supplies	190.0	207.1	(17.1)	576.0	619.0	(43.0)
Consumer batteries	184.8	187.2	(2.4)	630.5	618.0	12.5
Global auto care	155.7	159.8	(4.1)	344.2	353.1	(8.9)
Small appliances	145.3	151.1	(5.8)	455.3	479.3	(24.0)
Personal care products	110.9	115.8	(4.9)	378.2	393.0	(14.8)
Total net sales to external customers	$1,303.9	$1,361.6	$(57.7)	$3,685.6	$3,790.0	$(104.4)
The following table details the principal components of the change in the Consumer Products segment net sales from the Fiscal 2016 Quarter to the Fiscal 2017 Quarter (in millions):

Net Sales
Fiscal 2016 Quarter Net sales	$1,361.6
Increase due to acquisitions	7.2
Increase in consumer batteries	—
Decrease in small appliances	(2.1)
Decrease in personal care products	(2.6)
Decrease in global auto care	(3.4)
Decrease in hardware and home improvement products	(3.6)
Decrease in home and garden control products	(19.5)
Decrease in global pet supplies	(21.5)
Foreign currency impact, net	(12.2)
Fiscal 2017 Quarter Net sales	$1,303.9
Net sales in consumer batteries decreased $2.4 million, or 1.3%, for the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter, with no change in organic net sales, primarily due to a decrease in NA of $7.0 million from pricing constraints on alkaline batteries offset by volume increases, as well as increases in EMEA of $6.1 million from promotional sales volumes plus expansion with new and existing customers for both branded alkaline and specialty batteries.

Net sales in small appliances decreased $5.8 million, or 3.8%, for the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter, with an organic net sales decrease of $2.1 million, or 1.4%, primarily due to a decrease in EMEA of $2.4 million primarily from Brexit-related market softness in the UK and decreases in LATAM and APAC of $2.0 million and $1.1 million, respectively; partially offset by an increase in NA of $3.5 million driven by continued growth in e-commerce channels and additional product listings with key retail customers.
Net sales in personal care products decreased $4.9 million, or 4.2%, for the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter, with an organic net sales decrease of $2.6 million, or 2.2%, primarily attributable to decreases in NA of $2.4 million from softer category point of sale (“POS”), reduced retailer shelf space, partially offset by continued growth in e-commerce channels; and decreases in EMEA of $1.0 million from softer category POS.
Net sales in global auto care decreased $4.1 million, or 2.6%, for the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter, with a decrease in organic net sales of $3.4 million, or 2.1%, primarily due to cooler and wet weather conditions and slowed POS during the period, mass and auto retailer inventory reduction programs, and delays as a result of ongoing restructuring initiatives.
Net sales in hardware and home improvement products decreased $3.9 million, or 1.2%, for the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter, while organic net sales decreased $3.6 million, or 1.1%, primarily attributable to decreases in hardware and plumbing accessories of $2.5 million and $1.4 million, respectively, due to delayed shipments as a result of ongoing restructuring initiatives and the exit of lower margin business.
Net sales in home and garden control products decreased $19.5 million, or 9.2%, primarily attributable to the decreases in repellent products and lawn and garden control products of $17.7 million and $1.7 million, respectively, due to weather conditions decreasing seasonal inventory sales and lower POS, reduction in distribution from retail inventory reduction management programs, coupled with higher demand driven by Zika concerns in the prior period.
Net sales in global pet supplies decreased $17.1 million, or 8.3%, for the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter, with a decrease in organic net sales of $21.5 million, or 10.4%. Net sales were positively impacted by $7.2 million due to the acquisition of PetMatrix with $6.4 million and GloFish with $0.8 million and negatively impacted by $6.7 million for anticipated customer returns as a result of the pet safety recall discussed above. Excluding the impact of the safety recall and acquisitions, companion animal sales decreased $11.8 million driven by the decrease in EMEA of $6.9 million primarily for a reduction of $4.7 million for the acceleration of the exit of a pet food tolling agreement, lower distribution and softer POS from increased competition; and decreases in sales in NA of $5.5 million mainly from retail inventory reduction management programs, reduced listing and soft POS with pet specialty retailers. In addition, excluding the impact of acquisitions, aquatic sales decreased $3.2 million driven by a decrease in NA of $2.3 million from retail inventory reduction management programs and soft category POS with pet specialty customers.
The following table details the principal components of the change in the Consumer Products segment net sales from the Fiscal 2016 Nine Months to the Fiscal 2017 Nine Months (in millions):

Net Sales
Fiscal 2016 Nine Months Net sales	$3,790.0
Increase due to acquisitions	7.2
Increase in consumer batteries	21.5
Increase in hardware and home improvement products	13.5
Decrease in personal care products	(6.8)
Decrease in global auto care	(8.1)
Decrease in small appliances	(9.4)
Decrease in home and garden control products	(40.5)
Decrease in global pet supplies	(41.2)
Foreign currency impact, net	(40.6)
Fiscal 2017 Nine Months Net sales	$3,685.6
Net sales in consumer batteries increased $12.5 million, or 2.0%, for the Fiscal 2017 Nine Months compared to the Fiscal 2016 Nine Months, with an organic net sales increase of $21.5 million, or 3.5%, due to an increase in EMEA of $24.4 million from promotional sales volumes plus expansion with new and existing customers for both branded alkaline and specialty batteries.
Net sales in hardware and home improvement products increased $14.3 million, or 1.6%, for the Fiscal 2017 Nine Months compared to the Fiscal 2016 Nine Months, while organic net sales increased $13.5 million, or 1.5%, primarily attributable to the increase in security and locksets of $14.0 million from increased volumes due to introduction of new products with key retailers, promotional sales in e-commerce channels, increased volumes with non-retail wholesale and builder channels, and the introduction of Tell Manufacturing, Inc. product into retail channels, offset by delayed shipping as a result of restructuring initiatives, partially offset by the exit of lower margin business of $6.1 million in LATAM.

Net sales in personal care products decreased $14.8 million, or 3.8%, for the Fiscal 2017 Nine Months compared to the Fiscal 2016 Nine Months, with an organic net sales decrease of $6.8 million, or 1.7%, due to decreases in NA of $10.1 million from softer category POS, reduced retailer shelf space, and competitor promotions, partially offset by continued growth in e-commerce channels; increases in LATAM and APAC of $0.9 million and $1.4 million, respectively, and an increase in EMEA of $1.0 million from promotional sales volumes offset by softer category POS.
Net sales in global auto care decreased $8.9 million, or 2.5%, for the Fiscal 2017 Nine Months compared to the Fiscal 2016 Nine Months, with a decrease in organic net sales of $8.1 million, or 2.3%, primarily attributable to the decrease of $6.0 million in auto appearance product due to cooler and wet weather conditions and slowed POS, mass and auto retailer inventory reduction programs, and delays as a result of ongoing restructuring initiatives.
Net sales in small appliances decreased $24.0 million, or 5.0%, for the Fiscal 2017 Nine Months compared to the Fiscal 2016 Nine Months, with an organic net sales decrease of $9.4 million, or 2.0%, primarily due to a decrease in EMEA of $6.3 million driven by Brexit-related market softness in the UK, decreases in LATAM and APAC of $6.0 million and $3.7 million, respectively; offset by an increase in NA of $6.6 million driven by growth in e-commerce channels, promotional sales volumes and additional product listing with retail customers offsetting slow category POS.
Net sales in home and garden control products decreased $40.5 million, or 9.8%, primarily due to decreases in repellent products and lawn and garden control products of $30.2 million and $12.7 million, respectively, due to lower POS and weather conditions decreasing seasonal inventory sales and reduction in distribution from retail inventory management programs, coupled with higher demand driven by Zika concerns in the prior period, partially offset by an increase in household insect control products of $2.4 million.
Net sales in global pet supplies decreased $43.0 million, or 6.9%, for the Fiscal 2017 Nine Months compared to the Fiscal 2016 Nine Months, with a decrease in organic net sales of $41.2 million, or 6.7%. Net sales were positively impacted by $7.2 million due to the acquisition of PetMatrix with $6.4 million and GloFish with $0.8 million and negatively impacted by $6.7 million for anticipated customer returns as a result of the pet safety recall discussed above. Excluding the impact of the safety recall and acquisitions, companion animal decreased $27.3 million in companion animal sales driven by a decrease in EMEA of $19.0 million from lower distribution, softer POS from increased competition and a reduction of $9.8 million for the acceleration of the exit of a pet food tolling agreement, and decreases in NA of $9.5 million from retail inventory reduction management programs, reduced listings and soft POS with pet specialty retailers, and low margin product exits of $5.2 million, offset by channel expansion of Nature’s Miracle product. In addition, excluding the impact of acquisitions, aquatic sales decreased $7.4 million due to a decrease in NA of $6.8 million from retail inventory reduction management programs and soft category POS with pet specialty customers.
Cost of goods sold / Consumer products segment gross profit. Consumer products segment gross profit, representing net sales minus cost of goods sold, for the Fiscal 2017 Quarter was $473.3 million compared to $530.7 million for the Fiscal 2016 Quarter. The decrease in gross profit was mainly attributable to a reduction in net sales and lower gross margin. Gross profit margin for the Fiscal 2017 Quarter decreased to 36.3% compared to 39.0% for the Fiscal 2016 Quarter. The decrease in gross profit margin was primarily due to lower volumes, the negative impact of the pet safety recall, increased restructuring-related activities and temporary operating start-up inefficiencies, along with the negative impact of foreign exchange.
Consumer products segment gross profit, representing net sales minus cost of goods sold, for the Fiscal 2017 Nine Months was $1,378.5 million compared to $1,434.2 million for the Fiscal 2016 Nine Months. The decrease in gross profit was mainly attributable to a decrease in gross profit margin. Gross profit margin for the Fiscal 2017 Nine Months decreased to 37.4% compared to 37.8% for the Fiscal 2016 Nine Months. The decrease in gross profit margin was primarily due to the decrease in organic sales and the pet safety recall discussed above.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses decreased by $8.4 million, or 2.6%, to $315.5 million for the Fiscal 2017 Quarter, from $323.9 million for the Fiscal 2016 Quarter primarily due to the decrease in share based compensation expense of $10.6 million and acquisition and integration related costs of $2.2 million, partially offset by the increase in restructuring and related charges of $4.6 million.
Selling, acquisition, operating and general expenses decreased by $10.9 million, or 1.2%, to $925.5 million for the Fiscal 2017 Nine Months, from $936.4 million for the Fiscal 2016 Nine Months mainly due to a decrease in share based compensation of $19.0 million and acquisition and integration related costs of $16.2 million, partially offset by the increase in restructuring and related charges of $8.4 million and depreciation and amortization expense of $6.4 million, and incremental operating expenses from pet safety recall and non-recurring costs.

Corporate and Other Segment
Presented below is a table that summarizes the results of operations of our Corporate and Other segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Corporate and Other segment revenues	$0.1	$1.2	$(1.1)	$1.1	$8.8	$(7.7)
Selling, acquisition, operating and general expenses	9.7	19.9	(10.2)	41.0	68.6	(27.6)
Operating loss - Corporate and Other segment	$(9.6)	$(18.7)	$9.1	$(39.9)	$(59.8)	$19.9
Corporate and Other segment revenues. Corporate and Other segment revenues decreased $1.1 million to $0.1 million for the Fiscal 2017 Quarter from $1.2 million for the Fiscal 2016 Quarter. Corporate and Other segment revenues decreased $7.7 million to $1.1 million for the Fiscal 2017 Nine Months from $8.8 million for the Fiscal 2016 Nine Months. These decreases were primarily driven by lower revenue generated by Salus as a result of the continued run-off of the remaining outstanding amount of Salus loans primarily attributable to paydowns on existing loans and a lack of new loan originations by Salus, coupled with the effect of the Company’s sale of its ownership interest in CorAmerica Capital, LLC (“CorAmerica”) and the wind-down of the operations of Energy & Infrastructure Capital, LLC (“EIC”).
Selling, acquisition, operating and general expenses. Presented below is a table that summarizes the Selling, acquisition, operating and general expenses of our Corporate and Other segment by product line, and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
Selling, acquisition, operating and general expenses	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Corporate	$8.2	$17.0	$(8.8)	$33.7	$39.8	$(6.1)
Asset management	1.5	2.9	(1.4)	7.3	28.8	(21.5)
Selling, acquisition, operating and general expenses - Corporate and Other segment	$9.7	$19.9	$(10.2)	$41.0	$68.6	$(27.6)
Corporate
Selling, acquisition, operating and general expenses decreased $8.8 million to $8.2 million for the Fiscal 2017 Quarter from $17.0 million for the Fiscal 2016 Quarter. Selling, acquisition, operating and general expenses decreased $6.1 million to $33.7 million for the Fiscal 2017 Nine Months from $39.8 million for the Fiscal 2016 Nine Months. These decreases were primarily due to a decrease in stock-based compensation, payroll and bonus expenses, partially offset by severance costs related to headcount reduction and an increase in legal expense related to the exploration and evaluation of strategic alternatives available to the Company with a view toward enhancing shareholder value.
Asset Management
Selling, acquisition, operating and general expenses decreased $1.4 million to $1.5 million for the Fiscal 2017 Quarter from $2.9 million for the Fiscal 2016 Quarter. Selling, acquisition, operating and general expenses decreased $21.5 million to $7.3 million for the Fiscal 2017 Nine Months from $28.8 million for the Fiscal 2016 Nine Months. These decreases in selling, acquisition, operating and general expenses reflect $10.7 million goodwill and intangibles impairment at CorAmerica for the Fiscal 2016 Nine Months, as well as lower impairments and loan loss provision expenses on the asset-based loan portfolio, coupled with the effects of the continued run-off of the Salus portfolio, the Company’s sale of its ownership interest in CorAmerica, and the wind-down of operations of EIC.

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
Organic Net Sales — Consumer Products
Organic net sales is defined as net sales excluding the effect of changes in foreign currency exchange rates and/or impact from acquisitions (when applicable). Our Consumer Products segment believes this non-GAAP measure provides useful information to investors because it reflects regional and operating performance from our Consumer Products segment’s activities without the effect of changes in currency exchange rate and/or acquisitions. The Consumer Products segment uses organic net sales as one measure to monitor and evaluate their regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. Our Consumer Products segment excludes net sales from acquired businesses in the current year for which there are no comparable sales in the prior period.
The following is a reconciliation of reported net sales to organic net sales for the Fiscal 2017 Quarter compared to net sales for the Fiscal 2016 Quarter:

	Net Sales Fiscal 2017 Quarter	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales Fiscal 2017 Quarter	Net Sales Fiscal 2016 Quarter	Variance	% Variance
Hardware and home improvement products	$324.7	$0.3	$325.0	$—	$325.0	$328.6	$(3.6)	(1.1)%
Home and garden control products	192.5	—	192.5	—	192.5	212.0	(19.5)	(9.2)%
Global pet supplies	190.0	2.8	192.8	(7.2)	185.6	207.1	(21.5)	(10.4)%
Consumer batteries	184.8	2.4	187.2	—	187.2	187.2	—	—%
Global auto care	155.7	0.7	156.4	—	156.4	159.8	(3.4)	(2.1)%
Small appliances	145.3	3.7	149.0	—	149.0	151.1	(2.1)	(1.4)%
Personal care products	110.9	2.3	113.2	—	113.2	115.8	(2.6)	(2.2)%
Total	$1,303.9	$12.2	$1,316.1	$(7.2)	$1,308.9	$1,361.6	$(52.7)	(3.9)%
The following is a reconciliation of reported net sales to organic net sales for the Fiscal 2017 Nine Months compared to net sales for the Fiscal 2016 Nine Months:

	Net Sales Fiscal 2017 Nine Months	Effect of changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales Fiscal 2017 Nine Months	Net Sales Fiscal 2016 Nine Months	Variance	% Variance
Hardware and home improvement products	$927.2	$(0.8)	$926.4	$—	$926.4	$912.9	$13.5	1.5%
Consumer batteries	630.5	9.0	639.5	—	639.5	618.0	21.5	3.5%
Global pet supplies	576.0	9.0	585.0	(7.2)	577.8	619.0	(41.2)	(6.7)%
Small appliances	455.3	14.6	469.9	—	469.9	479.3	(9.4)	(2.0)%
Personal care products	378.2	8.0	386.2	—	386.2	393.0	(6.8)	(1.7)%
Home and garden control products	374.2	—	374.2	—	374.2	414.7	(40.5)	(9.8)%
Global auto care	344.2	0.8	345.0	—	345.0	353.1	(8.1)	(2.3)%
Total	$3,685.6	$40.6	$3,726.2	$(7.2)	$3,719.0	$3,790.0	$(71.0)	(1.9)%
Adjusted EBITDA
Adjusted EBITDA is a metric used by our Consumer Products segment and one of the non-GAAP measures that provides useful information to investors because it reflects ongoing operating performance and trends, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. It also facilitates comparisons between peer companies since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with Spectrum Brands’ debt covenant. See Note 11, Debt, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional details.
EBITDA is calculated by excluding income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from our Consumer Products segment’s net income. Adjusted EBITDA further excludes: (1) stock-based compensation expense as it is a non-cash based compensation cost, see Note 12, Stock-Based Compensation, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for further details; (2) acquisition and integration charges that consist of transaction costs from acquisition transactions during the period or subsequent integration related project costs directly associated with the acquired business, see Note 3, Acquisitions, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for further details; (3) restructuring and related charges, which consist of project costs associated with restructuring initiatives, see Note 3, Acquisitions, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for further details; (4) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition (when applicable); (5) non-cash asset impairments or write-offs realized (when applicable); and (6) other adjustments as further discussed.
During the Fiscal 2017 Quarter and Fiscal 2017 Nine Months, other adjustments consisted of estimated costs for a non-recurring voluntary recall of rawhide products (see Note 15, Commitments and Contingencies, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for further details) and professional fees associated with non-acquisition based strategic initiatives of our Consumer Products segment. During the Fiscal 2016 Quarter and Fiscal 2016 Nine Months, other adjustments consisted of costs associated with the onboarding of a key executive and the involuntary transfer of inventory.
The table below shows a reconciliation of net income to Adjusted EBITDA for the Consumer Products segment (in millions):

	Fiscal Quarter			Fiscal Nine Months
Reconciliation to reported net income:	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Reported net income - Consumer Products segment	$78.6	$102.2	$(23.6)	$202.5	$268.6	$(66.1)
Interest expense	52.4	59.9	(7.5)	158.8	175.8	(17.0)
Income tax expense	24.7	42.5	(17.8)	88.8	46.9	41.9
Depreciation of properties	25.6	21.8	3.8	72.2	66.2	6.0
Amortization of intangibles	23.8	23.5	0.3	70.9	70.5	0.4
EBITDA - Consumer Products segment	205.1	249.9	(44.8)	593.2	628.0	(34.8)
Stock-based compensation	5.4	15.8	(10.4)	28.4	47.4	(19.0)
Acquisition and integration related charges	5.8	8.0	(2.2)	15.0	31.2	(16.2)
Restructuring and related charges	21.2	5.4	15.8	32.7	8.2	24.5
Pet Safety Recall	24.9	—	24.9	24.9	—	24.9
Inventory acquisition step-up	0.8	—	0.8	0.8	—	0.8
Other	0.6	0.1	0.5	3.2	1.1	2.1
Adjusted EBITDA - Consumer Products segment	$263.8	$279.2	$(15.4)	$698.2	$715.9	$(17.7)
Our Consumer Products segment’s Adjusted EBITDA decreased $15.4 million to $263.8 million in the Fiscal 2017 Quarter as compared to $279.2 million in the Fiscal 2016 Quarter primarily driven by a $7.5 million decrease in the home and garden product categories due to the lower sales volumes discussed above and incremental investment in marketing costs for new product launches and channel expansion; a decrease of $3.5 million in the global auto care product category attributable to a decrease in sales volumes, higher marketing costs for new product introductions, offset by improved product mix; and a decrease of $3.0 million in the hardware and home improvements product categories mainly due to the decrease in sales volumes and increased operating expenses, excluding restructuring related costs. Adjusted EBITDA margin represented 20.2% of sales in the Fiscal 2017 Quarter as compared to 20.5% in the Fiscal 2016 Quarter.
Our Consumer Products segment’s Adjusted EBITDA decreased $17.7 million to $698.2 million in the Fiscal 2017 Nine Months as compared to $715.9 million in the Fiscal 2016 Nine Months primarily driven by a decrease of $17.5 million in the home and garden product categories due to lower sales volumes and incremental investment in marketing costs for new product launches and channel expansion, partially offset by lower restructuring and integration related charges. Adjusted EBITDA margin represented 18.9% of sales in both the Fiscal 2017 Nine Months and the Fiscal 2016 Nine Months.

Liquidity and Capital Resources
HRG
HRG is a holding company and its liquidity needs are primarily for interest payments on the 7.875% Senior Secured Notes due 2019 (the “7.875% Notes”), the 7.75% Senior Notes due 2022 (the “7.75% Notes”) and the 2017 Loan (in total, approximately $139.5 million per year), professional fees (including advisory services, legal and accounting fees), retention bonuses, salaries and benefits, office rent, pension expense, insurance costs and funding certain requirements of our insurance and other subsidiaries. HRG’s current source of liquidity is its cash, cash equivalents and investments, distributions from our subsidiaries and $100.0 million of available borrowings under the 2017 Loan.
During the Fiscal 2017 Nine Months, we received cash dividends of $51.1 million from our subsidiaries, including $41.9 million and $9.2 million from Spectrum Brands and FGL, respectively. During the fiscal year ending September 30, 2017, we expect to receive approximately $68.5 million of dividends from our subsidiaries’ distributable earnings.
The ability of HRG’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained in such subsidiary’s financing agreements, availability of sufficient funds in such subsidiary, applicable state laws and regulatory restrictions and the approval of such payment by such subsidiary’s Board of Directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other relevant factors, including in the case of FGL, the limitations imposed by the FGL Merger Agreement, and in the case of Front Street, the limitations imposed by the Front Street Purchase Agreement. In addition, if the FGL Merger and/or Front Street Sale are consummated, while we will receive the proceeds from such sales, we will no longer receive dividends from FGL and/or Front Street. Furthermore, one or more of our subsidiaries may issue, repurchase, retire or refinance, as applicable, their debt and/or equity securities for a variety of purposes, including in order to, in the future, grow their business, pursue acquisition activities and/or manage their liquidity needs. Any such issuance may limit such subsidiary’s ability to make upstream cash distributions.
HRG’s liquidity may also be impacted by the capital needs of HRG’s subsidiaries and the ability of our subsidiaries to remain in compliance with the covenants governing their indebtedness. Such entities may require additional capital to acquire other business, maintain or grow their businesses, make payments on, or remain in compliance with the covenants governing their indebtedness, and/or make upstream cash distributions to HRG. For example, Front Street has required, and may in the future require, additional capital in order to operate its business, and/or to meet regulatory or other applicable capital requirements. Similarly, Salus has required, and may in the future require, additional capital in order to collect its remaining loans and wind-down its business. HGI Energy has required, and may in the future require, additional capital to conduct its operations and pay interest on the HGI Energy Notes (as defined below).
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund the capital needs of our subsidiaries. At June 30, 2017, HRG’s corporate cash, cash equivalents and investments were $148.3 million.
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
HGI Energy
HGI Energy has indebtedness of an aggregate $92.0 million under notes issued by HGI Energy for which Front Street, a wholly-owned subsidiary of HRG, bears the economic risk (the “HGI Energy Notes”). The HGI Energy Notes mature on August 22, 2017 and carry interest of 0.71% payable semi-annually. HGI Energy’s assets at June 30, 2017 included $105.3 million of marketable securities owned by HGI Energy. HGI Energy has required, and may in the future require, additional capital to conduct its operations and pay interest on the HGI Energy Notes.
On May 8, 2017, the HGI Energy Notes were amended to (i) extend the stated maturity date to the earlier of (x) June 30, 2018 and (y) five business days following the date of any occurrence of acquisition of ownership, directly or indirectly, beneficially or of record, by any person or group, other than HRG or its subsidiaries, of common stock representing more than 50.0% of FGL’s issued an outstanding common stock; and (ii) increase the rate of interest paid by the HGI Energy Notes from 0.7% to 1.5%, effective August 22, 2017.

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due during the remainder of the fiscal year ending September 30, 2017 through a combination of cash on hand ($109.9 million at June 30, 2017), cash flows from operations and $385.4 million available borrowings under the Revolver Facility. Spectrum Brands expects its capital expenditures for the fiscal year ending September 30, 2017 will be approximately $100.0 million to $110.0 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under Spectrum Brands’ debt agreements, including the Revolver Facility, will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.
Salus
Salus expects that its available cash on hand will be sufficient for it to fund its operations going forward, which consists principally of collecting outstanding loans and winding down its business. However, there can be no assurance that unexpected losses and contingencies, such as larger than expected litigation expenses, would not require additional capital to conduct its operations.
FGL (Business Held for Sale)
FGL’s principal source of liquidity is dividends from Fidelity & Guaranty Life Holdings (“FGH”), whose liquidity is, in turn, principally based on dividends from its operating insurance company subsidiaries, FGL Insurance and FGL NY Insurance. FGL Insurance’s and FGL NY Insurance’s primary sources of liquidity are cash flows from insurance premiums and fees and investment income. FGL’s principal use of cash is to fund contractual benefit payments under their annuity and universal life products. FGL Insurance’s and FGL NY Insurance’s cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase). Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post to our counterparties would also decline (or increase). FGH also maintains lines of credit and long-term debt financing, which provide liquidity but also require debt service.
FGL’s principal use of liquidity is to pay dividends to its stockholders, including HRG. Its ability to pay dividends is limited by regulatory and capital adequacy considerations and contractual limitations, and other limitations applicable to its subsidiaries.
Front Street (Business Held for Sale)
Front Street’s liquidity needs consist primarily of supporting the capitalization of its reinsurance business. As of June 30, 2017, Front Street maintained regulatory capital in excess of its minimum requirements. Front Street’s reinsurance obligations are collateralized by the assets in the funds withheld accounts of ceding companies. Front Street does not expect to need additional liquidity in the near-term, but there can be no assurance that its capitalization or the funds withheld assets will be sufficient in the future to meet applicable regulatory requirements or its reinsurance obligations in the event of impairments in the funds withheld assets.
Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our continuing activities and the amount of the respective increases or decreases in cash provided or used from those continuing activities between the fiscal periods (in millions):

	Fiscal Nine Months
	2017	2016	Increase / (Decrease)
Net change in cash due to continuing operating activities:
Consumer Products	$162.4	$117.9	$44.5
Corporate and Other	(114.3)	(112.6)	(1.7)
Net change in cash due to continuing operating activities	48.1	5.3	42.8
Net change in cash due to continuing investing activities	(349.9)	146.4	(496.3)
Net change in cash due to continuing financing activities	104.3	(345.3)	449.6
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(1.7)	0.2
Net change in cash and cash equivalents in continuing operations	$(199.0)	$(195.3)	$(3.7)

Operating Activities
Cash provided by operating activities totaled $48.1 million for the Fiscal 2017 Nine Months as compared to $5.3 million for the Fiscal 2016 Nine Months. The $42.8 million increase in cash provided was primarily the result of a $44.5 million increase in cash provided by the Consumer Products segment primarily due to: (i) incremental cash generated from Spectrum Brands’ operations of $18.3 million, including increase in cash flow contributed by working capital of $30.6 million, primarily from working capital management initiatives; (ii) decrease in cash paid for interest of $48.1 million due to a reduction in annualized interest costs from refinancing activities; (iii) decrease in cash paid for restructuring and integration related activities of $10.9 million; and (iv) decrease in cash paid for income taxes of $2.0 million. Partially offsetting these cash inflows were: (i) cash payment to Stanley Black and Decker of $23.2 million as a non-recurring settlement of transitional operating costs subsequent to the acquisition of the hardware and home improvement business acquired in 2013; (ii) non-recurring financing cost of $6.2 million associated with a premium on the redemption of 6.375% Notes and costs for re-pricing the USD Term Loan and Revolver Facility; and (iii) increased corporate expenditures for investment in corporate initiatives of $5.4 million.
Investing Activities
Cash used in investing activities was $349.9 million for the Fiscal 2017 Nine Months and was primarily related to purchases of PetMatrix and GloFish by Spectrum Brands of $304.7 million and the increase in capital expenditures of $78.1 million associated with incremental investment in capacity expansion and cost reduction projects, partially offset by cash proceeds from the net repayment of asset-based loans at Salus of $29.8 million.
Cash provided by investing activities was $146.4 million for the Fiscal 2016 Nine Months and was primarily related to (i) $171.9 million of cash provided from the net repayment of asset-based loans; and (ii) $35.1 million of cash provided from sales, maturities and repayments, net of purchases, of fixed maturity securities and other investments. Partially offsetting these inflows were purchases of property, plant and equipment by Spectrum Brands of $59.6 million.
Financing Activities
Cash provided by financing activities was $104.3 million for the Fiscal 2017 Nine Months and was primarily related to (i) proceeds, net of debt issuance costs, from the Revolver Facility and other notes by Spectrum Brands of $551.6 million and the 2017 Loan by HRG of $48.9 million and (ii) proceeds from the exercise of stock options of $5.5 million; partially offset by (i) debt repayment of $223.3 million, including $129.7 million for the redemption of Spectrum Brands’ 6.375% Notes, $61.3 million for the extinguishment of Spectrum Brands’ Euro denominated term loan facility, and $28.9 million of debt repayment by Salus; (ii) purchases of Spectrum Brands stock of $165.9 million; (iii) share-based award tax withholding payments of $40.7 million; (iv) dividend paid by Spectrum Brands to noncontrolling interests of $30.3 million; and (v) Spectrum Brands’ purchase of the remaining non-controlling interest of Shaser for $12.6 million.
Cash used in financing activities was $345.3 million for the Fiscal 2016 Nine Months and was primarily related to the (i) $442.8 million repayment of debt primarily by Spectrum Brands and Salus; (ii) purchases of Spectrum Brands stock of $49.6 million; (iii) share-based award tax withholding payments of $28.0 million; and (iv) dividend paid by Spectrum Brands to noncontrolling interests of $27.9 million, partially offset by borrowing under Spectrum Brands’ Revolver Facility of $203.9 million.

Debt Financing Activities
At June 30, 2017, HRG and its subsidiaries were in compliance with their respective covenants under their respective documents. See Note 11, Debt, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information regarding the Company and its subsidiaries’ debt activities during the Fiscal 2017 Nine Months.

Equity Financing Activities
During the Fiscal 2017 Nine Months, we granted shares and restricted stock awards representing approximately 25 thousand shares to our employees and directors. The total market value of the restricted shares on the date of grant was approximately $0.4 million, a portion of which represented unearned restricted stock-based compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

Contractual Obligations
At June 30, 2017, there have been no material changes to the contractual obligations as set forth in our Form 10-K, except as discussed in Note 11, Debt, to our Condensed Consolidated Financial Statements. Refer to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.

Off-Balance Sheet Arrangements
Throughout our history, we have entered into indemnifications in the ordinary course of business with our customers, suppliers, service providers, business partners and in connection with the purchase and sale of assets, securities and businesses. Additionally, we have indemnified our directors and officers who are, or were, serving at our request in such capacities. Although the specific terms or number of such arrangements is not precisely quantifiable, we do not believe that future costs associated with such arrangements will have a material impact on our financial position, results of operations or cash flows. At June 30, 2017, there have been no material changes to the off-balance sheet arrangements as set forth in our Form 10-K.

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
Market Risk Factors
There has been no material changes in the Company’s market risk during the nine months ended June 30, 2017. For additional information, refer to Note 8, Derivative Financial Instruments, Note 9, Fair Value of Financial Instruments and Note 11, Debt to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements in this report and to Part II, Item 7A of our Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
Unless otherwise indicated in this report (this “10-Q”) or the context requires otherwise, in this 10-Q, references to the “Company,” “HRG,” “we,” “us” or “our” refer to HRG Group, Inc. and, where applicable, its consolidated subsidiaries; “FGL” refers to Fidelity & Guaranty Life and, where applicable, its consolidated subsidiaries; “Front Street” refers to Front Street Re (Delaware) Ltd. and, where applicable, its consolidated subsidiaries; “Salus” refers to Salus Capital Partners, LLC and, where applicable, its consolidated subsidiaries; “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries; “FGL Merger Agreement” refers to the Agreement and Plan of Merger, dated May 24, 2017, by FGL, CF Corporation (“CF Corp”) and its indirect wholly-owned subsidiary FGL US Holdings Inc. (“CF/FGL US”); “FGL Merger” refers to the sale of FGL pursuant to a merger with a subsidiary of CF Corp as contemplated by the FGL Merger Agreement; “Front Street Sale” refers to the sale of Front Street to a subsidiary of CF Corp as contemplated by the Front Street Purchase Agreement; and “Front Street Purchase Agreement” refers to a Share Purchase Agreement, dated May 24, 2017, by HRG, Front Street and CF/FGL US.

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
Such forward-looking statements are subject to risks and uncertainties that could cause actual results, events and developments to differ materially from those set forth in or implied by such statements. These forward-looking statements are based on the beliefs and assumptions of HRG’s management and the management of HRG’s subsidiaries. Factors that could cause actual results, events and developments to differ include, without limitation: that the review of strategic alternatives at HRG will result in a transaction, or if a transaction is undertaken, as to its terms or timing; the ability of HRG’s subsidiaries to close previously announced transactions, including statements regarding the closing of the FGL Merger and Front Street Sale; the ability of HRG’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions; the decision of the boards of HRG’s subsidiaries to make upstream cash distributions, which is subject to numerous factors such as restrictions contained in applicable financing agreements, state and regulatory restrictions and other relevant considerations as determined by the applicable board; HRG’s liquidity, which may be impacted by a variety of factors, including the capital needs of HRG’s subsidiaries; capital market conditions; commodity market conditions; foreign exchange rates; HRG’s and its subsidiaries’ ability to identify, pursue or complete any suitable future acquisition or disposition opportunities, including realizing such transaction’s expected benefits and the timetable for, completing applicable financial reporting requirements; litigation; potential and contingent liabilities; management’s plans; changes in regulations; taxes; and the risks that may affect the performance of the operating subsidiaries of HRG and those factors listed under the caption “Risk Factors” in HRG’s most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, filed with the Securities and Exchange Commission.
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

•	the impact of pending or threatened litigation;

•	the impact of cyber security breaches or Spectrum Brands’ actual or perceived failure to protect company and personal data;

•	changes in accounting policies applicable to Spectrum Brands’ business;

•	government regulations;

•	the seasonal nature of sales of certain of Spectrum Brands’ products;

•	the effects of climate change and unusual weather activity;

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets; and

•	Spectrum Brands’ special committee’s exploration of strategic alternatives and the terms of any strategic transaction, if any.

FGL and Front Street
FGL’s and Front Street’s actual results or other outcomes may differ materially from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	the ability of FGL and Front Street to satisfy the closing conditions, including regulatory approvals, contained in the FGL Merger Agreement and Front Street Purchase Agreement;

•	the impact on the business, financial condition and results of operations if the proposed FGL Merger and Front Street Sale are not consummated or consummated timely;

•	the impact of the operating restrictions in the FGL Merger Agreement and the Front Street Purchase Agreement and their impact on FGL and Front Street, respectively;

•	litigation arising from the proposed FGL Merger and Front Street Sale;

•	the inability of FGL’s and Front Street’s subsidiaries and affiliates to generate sufficient cash to service all of their obligations;

•	the ability of FGL’s and Front Street’s subsidiaries to pay dividends;

•	the impact of restrictions in FGL’s debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•	the accuracy of FGL’s and Front Street’s assumptions and estimates;

•	the accuracy of FGL’s and Front Street’s assumptions regarding the fair value and future performance of their investments;

•	FGL and its insurance subsidiaries’ abilities to maintain or improve their financial strength ratings;

•	FGL’s and Front Street’s and their insurance subsidiaries’ potential need for additional capital to maintain their financial strength and credit ratings and meet other requirements and obligations;

•	FGL’s and Front Street’s ability to defend themselves against or respond to, potential litigation (including class action litigation), enforcement investigations or increased regulatory scrutiny;

•	FGL’s and Front Street’s ability to manage their businesses in a highly-regulated industry, which is subject to numerous legal restrictions and regulations;

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
See Note 15, Commitments and Contingencies, to the Company’s Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements.

Item 1A.	Risk Factors
When considering an investment in the Company, you should carefully consider the risk factors discussed in our last Form 10-K and our quarterly reports on Form 10-Q (together “Form 10-Qs” filed since our last From 10-K), as well as the risk factors below. Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations, and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. With the exception of the additions and modifications to previously disclosed risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K and Part II, Item IA, of our Form 10-Qs.

Risks Related to Spectrum Brands
Spectrum Brands may be subject to product liability claims and product recalls, which could negatively impact its profitability.
In the ordinary course of business, Spectrum Brands may be named as a defendant in lawsuits involving product liability claims. In any such proceedings, plantiffs may seek to recover large and sometimes unspecified amounts of damages, and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on Spectrum Brands’ business, results of operations and cash flows if Spectrum Brands is unable to successfully defend against or settle these matters or if Spectrum Brands’ insurance coverage is insufficient to satisfy any judgments against Spectrum Brands or settlement related to these matters. Spectrum Brands sells perishable treats for animal consumption, which involves risks such as product contamination or spoilage, product tampering, and other adulteration of food products. Spectrum Brands may be subject to liability if the consumption of any of its products causes injury, illness, or death. In addition, Spectrum Brands will voluntarily recall products in the event of contamination or damage. For example, on June 10, 2017, Spectrum Brands initiated a voluntary safety recall of various rawhide chew products for dogs sold by Spectrum Brands due to possible chemical contamination. The costs of the recall negatively impacted Net Sales, Gross Margin, and adjusted earnings before interest, taxes, depreciation and amortization and Spectrum Brands expects ongoing impacts to its business. A significant product liability judgment or a widespread product recall may negatively impact Spectrum Brands’ sales and profitability for a period of time depending on product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that Spectrum Brands’ products caused illness or injury could adversely affect Spectrum Brands’ reputation with existing and potential customers and its corporate and brand image. Although Spectrum Brands has product liability insurance coverage and an excess umbrella policy, Spectrum Brands’ insurance policies may not provide coverage for certain, or any, claims against Spectrum Brands or may not be sufficient to cover all possible liabilities. Spectrum Brands may not be able to maintain such insurance on acceptable terms, if at all, in the future.
Risks Related to FGL and Front Street
The FGL Merger and Front Street Sale are subject to various closing conditions, including regulatory approvals.
The FGL Merger is subject to certain closing conditions, including the receipt of regulatory approvals from the Iowa Insurance Division, the New York Department of Financial Services and the Vermont Department of Financial Regulations and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). On June 16, 2017, the Federal Trade Commission granted early termination of the waiting period under the HSR Act.
The Front Street Purchase Agreement contains customary representations, warranties and indemnification obligations. The closing of the Front Street Sale is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals, as well as the consummation of the FGL Merger (the closing of the FGL Merger is not condition upon the closing of the Front Street Sale).
A number of the closing conditions are outside of FGL and Front Street’s control and FGL and Front Street cannot predict with certainty whether all of the required closing conditions will be satisfied or waived or if other uncertainties may arise. In addition, regulators could impose additional requirements or obligations as conditions for their approvals, which may be burdensome. Despite FGL and Front Street’s best efforts, FGL and Front Street may not be able to satisfy the various closing conditions or obtain the necessary waivers or approvals in a timely fashion or at all, in which case the FGL Merger and Front Street Sale would be prevented or delayed.
Failure to timely complete the FGL Merger could adversely impact FGL’s stock price, business, financial condition and results of operations.
A failure to complete the FGL Merger on a timely basis or at all could result in negative publicity and cause the price of FGL’s common stock to decline, in particular because FGL’s current stock price reflects a market assumption that the FGL Merger will occur. In addition, as a result of the announcement of the FGL Merger Agreement, trading in FGL’s stock has increased substantially. If the FGL Merger is not consummated, the investment goals of FGL’s stockholders may be materially different than those of FGL’s stockholders on a pre-FGL Merger announcement basis. In addition, FGL will remain liable for significant transaction costs that will be payable even if the FGL Merger is not completed and could also be required to pay a termination fee to CF Corp in specific circumstances.
The pending FGL Merger and Front Street Sale and operating restrictions contained in the FGL Merger Agreement and Front Street Purchase Agreement, as applicable, could adversely affect FGL and Front Street’s business and operations.
The proposed FGL Merger and Front Street Sale and certain interim operating covenants that govern the conduct of FGL and Front Street’s business during the pendency of the FGL Merger and Front Street Purchase Agreement could cause disruptions to FGL and Front Street’s business and business relationships, which could have an adverse impact on FGL and Front Street’s results of operations, liquidity and financial condition. For example, the attention of FGL and Front Street’s management may be directed to FGL Merger and Front Street Sale-related considerations, FGL and Front Street’s current and prospective employees may experience uncertainty about their future roles with FGL and Front Street’s, which may adversely affect FGL and Front Street’s ability to retain and hire key personnel, and parties with which FGL and Front Street have business relationships, including customers, potential customers and distributors, may experience uncertainty as to the future of such relationships and seek alternative relationships or seek to alter their present business relationships with FGL and Front Street in a manner that negatively impacts FGL and Front Street.
Shareholder litigation could delay or prevent the FGL Merger and Front Street Sale and cause FGL and/or Front Street to incur significant costs and expenses.
Transactions such as the FGL Merger and Front Street Sale are often subject to lawsuits by shareholders. Conditions to the closing of the FGL Merger and Front Street Sale include that no law or order shall have been enacted, issued or enforced and in effect, that would prevent or prohibit consummation of the FGL Merger and Front Street Sale. FGL and Front Street cannot provide assurance as to the outcome of any potential lawsuits, including the costs associated with defending the claims or any other liabilities that may be incurred in connection with the litigation or settlement of lawsuits.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2017, HRG did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
On May 29, 2014, HRG’s Board of Directors authorized a program to purchase up to $100.0 million of HRG’s shares of common stock. During the three months ended June 30, 2017, we did not repurchase any of our common stock. At June 30, 2017, there were $12.3 million of shares that may yet be repurchased under the plans of the program authorized by HRG’s Board of Directors.

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

HRG GROUP, INC. (Registrant)

Dated:	August 4, 2017	By:	/s/ George C. Nicholson
Senior Vice President, Chief Accounting Officer and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)