Form 10-K
period 2017-09-30
HRG GROUP, INC.
filed 2017-11-20
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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
Securities Registered Pursuant to Section 12(g) of the Act: None

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒		Accelerated Filer	☐
Non-accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2017, was approximately $2,287.0 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers and other affiliates of the registrant. Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, that such person is an “affiliate” of the Company, as defined by applicable securities laws.
There were 200,624,864 shares of the registrant’s common stock outstanding as of November 14, 2017.
Documents Incorporated By Reference: None.

HRG GROUP, INC.

PART I
Unless otherwise indicated in Part I of this annual report on Form 10-K (this “Form 10-K”) or the context requires otherwise, in this Form 10-K, references to the “Company,” “HRG,” “we,” “us” or “our” refer to HRG Group, Inc. and, where applicable, its consolidated subsidiaries; “FGH” refers to Fidelity & Guaranty Life Holdings, Inc. and, where applicable, its consolidated subsidiaries; “FGL” refers to Fidelity & Guaranty Life and, where applicable, its consolidated subsidiaries; “Fiscal 2013” refers to the fiscal year ended September 30, 2013; “Fiscal 2014” refers to the fiscal year ended September 30, 2014; “Fiscal 2015” refers to the fiscal year ended September 30, 2015; “Fiscal 2016” refers to the fiscal year ended September 30, 2016; “Fiscal 2017” refers to the fiscal year ended September 30, 2017; “Fiscal 2018” refers to the fiscal year ending September 30, 2018; “Front Street” refers to Front Street Re (Delaware) Ltd. and, where applicable, its consolidated subsidiaries; “Front Street Cayman” refers to Front Street Re Cayman Ltd.; “Front Street Bermuda” refers to Front Street Re Ltd.; “HGI Energy” refers to HGI Energy Holdings, LLC and, where applicable, its consolidated subsidiaries; “HGI Funding” refers to HGI Funding, LLC and, where applicable, its consolidated subsidiaries; “Salus” refers to Salus Capital Partners, LLC and, where applicable, its consolidated subsidiaries; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; and “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries.

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
Such forward-looking statements are subject to risks and uncertainties that could cause actual results, events and developments to differ materially from those set forth in or implied by such statements. These statements are based on the beliefs and assumptions of HRG’s management and the management of HRG’s subsidiaries. Factors that could cause actual results, events and developments to differ include, without limitation: that the review of strategic alternatives at HRG will result in a transaction, or if a transaction is undertaken, as to its terms or timing; the ability of HRG’s subsidiaries to close previously announced transactions, including statements regarding the closing of the FGL Merger and Front Street Sale (each as defined herein); whether we determine to exercise the 338 Tax Election (as defined herein) and realizes the expected benefits from such election; the ability of HRG’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions; the decision of the boards of HRG’s subsidiaries to make upstream cash distributions, which is subject to numerous factors such as restrictions contained in applicable financing agreements, state and regulatory restrictions and other relevant considerations as determined by the applicable board; HRG’s liquidity, which may be impacted by a variety of factors, including the capital needs of HRG’s subsidiaries; capital market conditions; commodity market conditions; foreign exchange rates; HRG’s and its subsidiaries’ ability to identify, pursue or complete any suitable future acquisition or disposition opportunities, including realizing such transaction’s expected benefits and the timetable for completing applicable financial reporting requirements; litigation; potential and contingent liabilities; management’s plans; changes in regulations; taxes; and the risks that may affect the performance of the operating subsidiaries of HRG and those factors listed under the caption “Risk Factors” in this report.
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

HRG and its Subsidiaries
HRG’s and its subsidiaries’ actual results or other outcomes may differ materially from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

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

•	whether we determine to exercise the 338 Tax Election (as defined herein) and realizes the expected benefits from such election;

•	the ability to successfully identify or consummate a strategic alternative for HRG and/or its assets;

•	the need to provide sufficient capital to our operating businesses;

•	limitations on our ability to successfully identify suitable acquisition, disposition and other strategic opportunities and to compete for these opportunities with others who have greater resources;

•	our and our subsidiaries’ dependence on certain key personnel;

•	our and our subsidiaries’ ability to attract and retain key employees;

•
the impact of covenants in the indenture governing our 7.875% Senior Secured Notes due 2019, the covenants in the indenture governing our 7.750% Senior Notes due 2022 and the 2017 Loan (as defined herein), the continuing covenants contained in the certificate of designation governing our Series A Participating Convertible Preferred Stock and future financing or refinancing agreements, on our ability to operate our business and finance our pursuit of our business strategy;

•	our ability to incur new debt and refinance or extinguish our existing indebtedness;

•	the impact on our business and financial condition of our substantial indebtedness and the significant additional indebtedness and other financing obligations we and our subsidiaries may incur;

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

•
the impact of claims or litigation arising from operations, agreements and transactions, including litigation arising from or involving former subsidiaries and/or the disposal or winding down of former business;

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

Spectrum Brands
Spectrum Brands’ actual results or outcomes may differ materially from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	the impact of Spectrum Brands’ indebtedness on its business, financial condition and results of operations;

•	the impact of restrictions in Spectrum Brands’ debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•	any failure to comply with financial covenants and other provisions and restrictions of Spectrum Brands’ debt instruments;

•	the impact of actions taken by significant stockholders;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;

•	interest rate and exchange rate fluctuations;

•	the loss of, significant reduction in, or dependence upon, sales to any significant retail customer(s);

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

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

•	the impact of pending or threatened litigation;

•	the impact of cybersecurity breaches or Spectrum Brands’ actual or perceived failure to protect company and personal data;

•	changes in accounting policies applicable to Spectrum Brands’ business;

•	Spectrum Brands’ ability to utilize their net operating loss carry-forwards to offset tax liabilities from future taxable income;

•	government regulations;

•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	Spectrum Brands’ inability to successfully integrate and operate new acquisitions at the level of financial performance anticipated;

•	the unanticipated loss of key members of Spectrum Brands’ senior management;

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets; and

•	Spectrum Brands’ special committee’s exploration of strategic alternatives and the terms of any strategic transaction, if any.

FGL and Front Street
FGL’s and Front Street’s actual results or other outcomes may differ materially from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	the ability of FGL and Front Street to satisfy the closing conditions, including regulatory approvals, contained in the

FGL Merger Agreement and Front Street Purchase Agreement (as defined herein);

•	the impact on the business, financial condition and results of operations if the proposed FGL Merger and Front Street Sale are not consummated or not consummated timely;

•	the impact of the operating restrictions in the FGL Merger Agreement and the Front Street Purchase Agreement and their impact on FGL and Front Street, respectively;

•	the impact of the Department of Labor “fiduciary” rule, finalized in April 2016, on FGL, its products, distribution and business model;

•	the impact on FGL’s business of new accounting rules or changes to existing accounting rules;

•	the inability of FGL’s and Front Street’s subsidiaries and affiliates to generate sufficient cash to service all of their obligations;

•	the ability of FGL’s and Front Street’s subsidiaries to pay dividends;

•	the impact of restrictions in FGL’s debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•	the accuracy of FGL’s and Front Street’s assumptions and estimates;

•	the accuracy of FGL’s and Front Street’s assumptions regarding the fair value and future performance of their investments;

•	FGL and its insurance subsidiaries’ abilities to maintain or improve their financial strength ratings;

•	FGL’s and Front Street’s and their insurance subsidiaries’ potential need for additional capital to maintain their financial strength and credit ratings and meet other requirements and obligations;

•
FGL’s and Front Street’s ability to defend themselves against or respond to, potential litigation (including class action litigation), enforcement investigations or increased regulatory scrutiny, including litigation (if any) arising from the FGL Merger and/or the Front Street Sale;

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

•	restrictions on FGL’s ability to use captive reinsurers and the impact of the anticipated implementation of principle based reserving;

•	the impact of interest rate fluctuations on FGL and Front Street and withdrawal demands in excess of FGL’s and Front Street’s assumptions;

•	the impact of market and credit risks;

•	equity market volatility;

•	credit market volatility or disruption;

•	changes in the federal income tax laws and regulations which may affect the relative income tax advantages of FGL’s products;

•	increases in FGL’s and Front Street’s valuation allowance against FGL’s and Front Street’s deferred tax assets, and restrictions on FGL’s and Front Street’s ability to fully utilize such assets;

•	the performance of third-parties, including independent distributors, underwriters, actuarial consultants and other service providers;

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

Item 1.         Business
OVERVIEW
HRG
Overview
We are a holding company that conducts its operations principally through its operating subsidiaries. As of September 30, 2017, our principal operating subsidiaries include the following: (i) Spectrum Brands, our subsidiary that provides global branded consumer products; (ii) FGL, our subsidiary that provides life insurance and annuity products; and (iii) Front Street, our subsidiary engaged in the business of providing long-term reinsurance, including reinsurance to the specialty insurance sector of fixed, deferred and payout annuities. In addition, we own 99.5% of NZCH Corporation, a public shell company, and Salus, which was established to serve as a secured asset-based lender and is in the process of completing the wind-down of its business.
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
We currently present the results of our operations in two reportable segments: (i) Consumer Products, which consists of Spectrum Brands and (ii) Corporate and Other. For the results of operations by segment and other segment data, see Part IV, Item 15. “Note 23, Segment and Geographic Data” to HRG’s Consolidated Financial Statements included elsewhere in this report.
For detailed information about revenues, operating income and total assets of HRG and its operating subsidiaries, see the financial statements beginning on page F-1 and S-1, respectively, of this report.
Strategy
During Fiscal 2017, we continued to streamline our business and simplify our holding company structure. For Fiscal 2017, we also continued to review and evaluate strategic alternatives available to us with a view towards maximizing shareholder value. We believe that HRG is an excellent company that owns great businesses that have generated strong performance over a long period of time. We believe that we are well-positioned to take advantage of the opportunities that may be available to us through the review of strategic alternatives. Strategic alternatives may include, but are not limited to, a merger, sale or other business combination involving the Company and/or its assets. As part of this strategic review process, HRG has made/received, and may in the future make/receive, one or more proposals to/from third parties and/or Spectrum Brands, its management, its board of directors, its stockholders and other persons, including discussions and proposals that may include, but are not limited to, a merger or a sale and/or a business combination of the Company and Spectrum Brands. In connection therewith, the Spectrum Brands board of directors has formed a special committee of independent directors and has hired independent financial and legal advisors. We have not set a definitive schedule to complete our review of strategic alternatives and do not intend to provide any further updates until such time as it determines in its sole discretion or as required by law. The strategic review process may be suspended or terminated at any time without notice. There can be no assurance that any such process will result in a transaction, or if a transaction is undertaken, as to its terms or timing.

On May 24, 2017, FGL entered into an Agreement and Plan of Merger (the “FGL Merger Agreement”) with CF Corporation (“CF Corp”), FGL U.S. Holdings Inc., an indirect wholly owned subsidiary of CF Corp (“CF/FGL US”), and FGL Merger Sub Inc. (“Merger Sub”), a direct wholly owned subsidiary of CF/FGL US, pursuant to which CF Corp has agreed to acquire FGL for $31.10 per share (the “FGL Merger”). In addition, Front Street has agreed to sell (the “Front Street Sale”) to CF/FGL US all of the issued and outstanding shares of (i) Front Street Cayman and (ii) Front Street Bermuda (collectively, the “Acquired Companies”) pursuant to a Share Purchase Agreement (the “Front Street Purchase Agreement”). The purchase price is $65.0 million, subject to customary adjustments for transaction expenses. The Front Street Purchase Agreement contains customary representations, warranties and indemnification obligations. The required regulatory approvals in connection with the Front Street Sale have been received and the closing of the transaction is expected to take place before the end of calendar year 2017, subject to the satisfaction of other customary closing conditions, including the consummation of the FGL Merger. The closing of the FGL Merger is not conditioned upon the closing of the Front Street Sale.
See Part I, Item 1. “Business-FGL-The FGL Merger” of this report for further information.
Competition
We and our subsidiaries face intense competition from a variety of sources in carrying out our respective businesses and achieving our objectives. Many of our competitors may be better established, possess greater human and other resources than us, and our financial resources may be relatively limited when compared with many of these competitors. Any of these factors may place us at a competitive disadvantage in contrast to our competitors. See elsewhere in this report for discussion of competition faced by our subsidiaries. See Part I, Item 1A. “Risk Factors-Risks Related to HRG-Our subsidiaries operate in highly-competitive industries, limiting their ability to gain or maintain their positions in their respective industries.”
Employees
At September 30, 2017, HRG employed 13 persons and HRG’s subsidiaries employed approximately 17,100 persons. In the normal course of business, HRG and its subsidiaries use contract personnel to supplement their employee base to meet business needs. As of September 30, 2017, none of HRG’s employees were represented by labor unions or covered by collective bargaining agreements. See the remainder of this report for additional information regarding the employees of HRG’s subsidiaries. HRG believes that its overall relationship with its employees is good.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.hrggroup.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC” or the “Commission”). The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the Commission.
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

OUR OPERATING SUBSIDIARIES
Spectrum Brands
Spectrum Brands, a Delaware corporation and a subsidiary of HRG, is a diversified global branded consumer products company. Spectrum Brands’ common stock trades on the NYSE under the symbol “SPB.” As of September 30, 2017, HRG owned approximately 59.6% of Spectrum Brands’ common stock.

Spectrum Brands manufactures, markets and/or distributes its products in approximately 160 countries in the North America (“NA”); Europe, Middle East & Africa (“EMEA”); Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), construction companies, and hearing aid professionals. Spectrum Brands enjoys strong name recognition in its regions under Spectrum Brands’ various brands and patented technologies across multiple product categories. Spectrum Brands manages its business in five vertically integrated, product lines: (i) Global Batteries & Appliances (“GBA”); (ii) Hardware & Home Improvement (“HHI”); (iii) Global Pet Supplies (“PET”); (iv) Home and Garden (“H&G”); and (v) Global Auto Care (“GAC”). Geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and the financial results for all product lines within that segment.
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
Spectrum Brands’ Product Lines
Global Batteries and Appliances (GBA)
Spectrum Brands’ consumer batteries product category consists of alkaline batteries, zinc carbon batteries, nickel metal hydride (NiMH) rechargeable batteries and battery chargers primarily under the Rayovac® and VARTA® brands. Additionally, Spectrum Brands manufactures alkaline batteries for third parties who sell under their own private labels. Spectrum Brands also offers a broad line of battery-powered portable lighting products including flashlights and lanterns under the Rayovac® and VARTA® brands, and other proprietary brand names pursuant to licensing arrangements with third parties. Spectrum Brands manufactures and sells hearing aid batteries under several brand names and private labels for many major hearing aid device manufacturers. Other specialty battery products include keyless entry batteries, portable chargers and coin cells for use in watches, cameras, calculators, communications equipment, and medical instruments.
Spectrum Brands’ small appliances product category consists of small kitchen appliances under the Black & Decker®, Russell Hobbs®, George Foreman®, Juiceman® and Breadman® brands, including toaster ovens, toasters, sandwich makers, coffeemakers, coffee grinders, can openers, electric knives, grills, deep fryers, food choppers, food processors, slow cookers, hand mixers, blenders, juicers, bread makers, kettles, rice cookers and steamers. Spectrum Brands also sells small home product appliances, including hand-held irons and vacuum cleaners primarily under the Black & Decker® and Russell Hobbs® brands.
Spectrum Brands’ personal care product category includes a broad line of electric shaving and grooming products under the Remington® brand name, including men’s rotary and foil shavers, beard and mustache trimmers, body groomers, nose and ear trimmers, women’s shavers, haircut kits and intense pulsed light hair removal systems. Other personal care products include hand-held dryers, curling irons, straightening irons, straightening brushes, hair setters, and facial brushes.
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
Hardware and Home Improvement (HHI)
Spectrum Brands’ security product category includes a broad range of locksets and door hardware including knobs, levers, deadbolts and handle sets sold under four main brands: (i) Kwikset®, residential door hardware sold primarily in the U.S.; (ii) Weiser®, residential door hardware sold primarily in Canada; (iii) Baldwin®, luxury residential door hardware sold primarily in the U.S.; and (iv) Tell®, commercial doors and hardware sold primarily in the U.S. Spectrum Brands’ residential lockset products incorporate patented SmartKey® technology that provides advanced security and easy rekeying. The security product category also includes electronic and connected locks allowing customers more convenience and protection including remote security features as part of many home automation solutions. Spectrum Brands also supplies product to some customers who have private label offerings.
Spectrum Brands’ plumbing product category includes kitchen and bath faucets and accessories under the Pfister® brand, which delivers best in class designs at a value. Pfister® offers a wide range of styles and finishes to meet a variety of consumer, plumber and builder needs.
Spectrum Brands’ hardware product category includes a broad range of products such as hinges, metal shapes, security hardware,

track and sliding door hardware and gate hardware sold primarily under the National Hardware® brand in the U.S. Spectrum Brands also sells some products under the Stanley® brand subject to a licensing arrangement.
The sales force of the HHI business is aligned by brands, customers and geographic regions. Spectrum Brands has strong partnerships with a variety of customers including large home improvement centers, wholesale distributors, home builders, plumbers, home automation providers, and commercial contractors.
Global Pet Supplies (PET)
Spectrum Brands’ aquatics product category includes a broad line of products, including fully integrated consumer and commercial aquarium kits, stand-alone tanks, aquatics equipment such as filtration systems, heaters and pumps, and aquatics consumables such as fish food, water management and care. Spectrum Brands’ largest aquatics brands are Tetra®, Marineland® and Instant Ocean®. On May 12, 2017, Spectrum Brands entered into an asset purchase agreement with Yorktown Technologies LP for the acquisition of assets consisting of the GloFish operation, including transfer of the GloFish® brand, its related intellectual property and operating agreements. The GloFish operations consist of the development and licensing of multiple species and color combination of fluorescent fish sold through retail and online channels.
Spectrum Brands’ companion animal product category includes a variety of specialty pet products including rawhide chews, dog and cat clean-up, training, health and grooming products, and small animal food and care products. Spectrum Brands’ largest specialty pet brands include Dingo®, FURminator®, Nature’s Miracle®, Wild Harvest®, 8-in-1®, Littermaid® and Healthy-Hide®, marketed across the Good’n’Fun®, and Good’n’Tasty® family of brands. On June 1, 2017, Spectrum Brands acquired PetMatrix LLC, a manufacturer and marketer of rawhide-free dog chews consisting primarily of the DreamBone® and SmartBones® brands. PetMatrix will provide the segment with complementary product offerings, as well as entrance into an expanding business of raw-hide free treats in the pet food product category. Spectrum Brands’ pet food product category also includes wet and dry pet food for dogs and cats under the IAMS®, Eukanuba® and 8-in-1® brand names in European markets.
Spectrum Brands’ PET sells primarily to pet superstores, mass merchandisers, e-tailers, grocery stores and drug chains, warehouse clubs and other specialty retailers. International distribution varies by region and is often executed on a country-by-country basis.
Home and Garden (H&G)
Spectrum Brands’ controls product category includes a variety of outdoor insect and weed control solutions, and animal repellents under the brand names Spectracide®, Black Flag®, Garden Safe®, EcoLogic® and Liquid Fence®. Spectrum Brands’ lines of outdoor control solutions are designed to assist consumers in controlling insects, weeds and animals when tackling lawn and landscaping projects. Spectrum Brands’ largest brands in the household insect control and rodenticide category are Hot Shot® and Black Flag®.
Spectrum Brands’ household product category includes a broad array of household pest control solutions, such as spider and scorpion killers; ant and roach killers; flying insect killers; insect foggers; wasp and hornet killers; bedbug, flea and tick control products; and roach and ant baits. Spectrum Brands’ outdoor products are available as aerosols, granules, ready-to-use sprays or hose-end ready-to-sprays designed to fulfill a variety of consumer needs.
Spectrum Brands’ repellents product category includes personal use pesticides for protection from various outdoor nuisance pests, especially mosquitoes. These products include both personal repellents in a variety of formulas to meet consumer needs, such as aerosols, lotions, pump sprays and wipes, as well as area repellents, such as yard sprays and citronella candles to allow consumers to enjoy the outdoors without bothersome pests. The brands in the insect repellents category are Cutter® and Repel®.
The H&G business sells primarily to home improvement centers, mass merchandisers, dollar stores, hardware stores, home and garden distributors, and food and drug retailers, primarily in the U.S.
Global Auto Care (GAC)
Spectrum Brands’ appearance product category includes protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes designed to clean, shine, refresh and protect interior and exterior automobile surfaces under the brand name Armor All®.
Spectrum Brands’ performance product category includes STP® branded fuel and oil additives, functional fluids and automotive appearance products that benefit from a rich heritage in the car enthusiast and racing scenes.
Spectrum Brands’ A/C recharge product category includes do-it-yourself automotive air conditioner recharge products under the A/C PRO® brand name, along with other refrigerant and oil recharge kits, sealants and accessories.
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

Sales, Distribution and Competition
Spectrum Brands sells its products through a variety of trade channels, including retailers, e-commerce and online retailers, wholesalers and distributors, hearing aid professionals, construction companies and OEMs. Spectrum Brands’ sales generally are made through the use of individual purchase orders, consistent with industry practice. Retail sales of the consumer products that Spectrum Brands markets have been increasingly consolidated on a worldwide basis into a small number of regional and national mass merchandisers and e-commerce companies that generally have strong negotiating power with their suppliers. A significant percentage of Spectrum brands’ sales are attributable to a limited group of retailer customers, including (in alphabetical order), Amazon, Autozone, Dollar General, Lidl, Lowe’s, PetSmart, O’Reilly, Target, The Home Depot, and Wal-Mart. Spectrum Brands’ sales to its largest customer, Wal-Mart, represented approximately 15% of its consolidated net sales for Fiscal 2017. No other customer accounted for more than 10% of Spectrum Brands’ consolidated net sales in Fiscal 2017.
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
Within Spectrum Brands’ GBA product line, primary competitors for consumer batteries include Energizer Holdings, Inc. (Energizer), Berkshire Hathaway (Duracell), Montana Tech Components AG (PowerOne), Matsushita (Panasonic) and private label brands of major retailers. Primary competitors for small appliances include Newell Brands (Sunbeam, Mr. Coffee, Crockpot, Oster), De’Longhi America (DeLonghi, Kenwood, Braun), SharkNinja (Shark, Ninja), Hamilton Beach Holding Co. (Hamilton Beach, Proctor Silex), Sensio, Inc. (Bella); SEB S.A.(T-fal, Krups, Rowenta), Whirlpool Corporation (Kitchen Aid), Conair Corporation (Cuisinart, Waring), Koninklijke Philips N.V. (Philips), Glen Dimplex (Morphy Richards) and private label brands for major retailers. Primary competitors in personal care include are Koninklijke Philips Electronics N.V. (Norelco), The Procter & Gamble Company (Braun), Conair Corporation, Wahl Clipper Corporation and Helen of Troy Limited.
Within Spectrum Brands’ HHI product line, primary competitors in security and residential locksets include Allegion (Schlage), Assa Abloy (Emtek, Yale) and private label import brands such as Defiant. Primary competitors for hardware include The Hillman Group, Hampton Hardware and private labels such as Crown Bolt. Primary competitors for plumbing include Masco (Delta), Fortune Brands (Moen), Kohler, American Standard, and private label brands such as Glacier Bay.
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
Primary competitors in Spectrum Brands’ H&G product line are The Scotts Miracle-Gro Company (Scotts, Ortho, Roundup, Miracle-Gro, Tomcat); Central Garden & Pet (AMDRO, Sevin), Bayer A.G. (Bayer Advanced), S.C. Johnson & Son, Inc. (Raid, OFF!); and Henkel AG & Co. KGaA (Combat).
Within Spectrum Brands’ GAC, primary competitors for appearance products are Meguairs, Turtle Wax, Black Magic, Mothers, and private label brands. Primary competitors in performance chemical products include Lucas, Gumout, Chevron, Prestone, and private label brands. Primary competitors for A/C recharge products primarily consist of private label brands. Spectrum Brands also encounters competition from similar and alternative products, many of which are produced and marketed by major multinational or national companies such as Mothers, Meguiars, Lucas, and Sea Foam.
Seasonality
On a consolidated basis, Spectrum Brands’ financial results are approximately equally weighted across the fiscal quarters, however, sales of certain product categories tend to be seasonal. Sales in Spectrum Brands’ GBA segment, primarily from consumer battery and electric personal care product categories tend to increase during the December holiday season (Spectrum Brands’ first fiscal quarter), while small appliances sales increase from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales (Spectrum Brands’ fourth fiscal quarter) and in December for the holiday season. Sales in Spectrum Brands’ HHI segment primarily increase during the spring and summer construction period (Spectrum Brands’ third and fourth fiscal quarters). Sales in Spectrum Brands’ PET segment remain fairly consistent throughout the year with little variation. Sales in Spectrum Brands’ H&G segment and GAC segment typically peak during the first six months of the calendar year (Spectrum Brands’ second and third fiscal quarters) due to customer seasonal purchasing patterns and timing of promotional activities.

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
Substantially all of Spectrum Brands’ rechargeable batteries and chargers, portable lighting products, personal care and small appliances, and rawhide alternative products from Spectrum Brands’ recent PetMatrix acquisition are manufactured by third party suppliers that are primarily located in the Asia-Pacific region. Spectrum Brands maintains ownership of most of the tooling and molds used by its suppliers.
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
Patents and Trademarks
Spectrum Brands uses and maintains a number of patents, trademarks, brand names and trade names that are, in the aggregate, important to its businesses. Spectrum Brands seeks trademark protection in the U.S. and in foreign countries. Spectrum Brands’ most significant registered trademarks are:

Product Line	Trademarks
GBA	Rayovac®, VARTA®, Remington®, Black & Decker®, George Foreman®, Russell Hobbs®, Farberware®, Toastmaster®, Breadman®, Juiceman®
HHI	Kwikset®, Weiser®, Baldwin®, National Hardware®, Stanley®, Fanal®, Pfister®, Tell®
PET	Tetra®, 8-in-1®, Dingo®, Nature’s Miracle®, Wild Harvest®, Marineland®, Furminator®, Littermaid®, Birdola®, Healthy Hide®, Digest-eeze®, Iams®, Eukanuba®, SmartBone®, DreamBones®, GloFish®
H&G	Spectracide®, Cutter®, Hot Shot®, Real Kill®, Ultra Kill®, Black Flag®, Liquid Fence®, Rid-a-bug®, TAT®, Garden Safe®, Repel®
GAC	Armor All®, STP®, A/C PRO®
Spectrum Brands acquired the rights to the VARTA® trademark in the consumer battery category and Johnson Controls Inc. acquired rights to the trademark in the automotive battery category from VARTA AG. VARTA AG continues to have rights to use the trademark with travel guides and industrial batteries and VARTA Microbattery GmbH has the right to use the trademark with micro batteries. Spectrum Brands is a party to a Trademark and Domain Names Protection and Delimitation Agreement that governs ownership and usage rights and obligations of the parties relative to the VARTA® trademark.
Spectrum Brands licenses the Black & Decker® brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products through a trademark license agreement with The Black and Decker Corporation (“BDC”) through December 2018. Under the agreement, Spectrum Brands agreed to pay BDC royalties based on a percentage of sales, with minimum annual royalty payments of $15.0 million through calendar year 2018. The agreement also requires Spectrum Brands to comply with maximum annual return rates for products. If BDC does not agree to renew the license agreement, Spectrum Brands will have 18 months to transition out of the brand name with no minimum royalty payments during such transition period and BDC has agreed to not compete in the four categories for five years after the end of the transition period. Upon request, BDC may elect to extend the license to use the Black & Decker brand to certain additional product categories. BDC has approved several extensions of the license to additional categories and geographies.
Spectrum Brands owns the rights to use the Remington® trademark for electric shavers, shaver accessories, grooming products and personal care products; and Remington Arms Company, Inc. (“Remington Arms”) owns the rights to use the trademark for firearms, sporting goods and products for industrial use, including industrial hand tools. The terms of a 1986 agreement between Remington Products, LLC and Remington Arms provides for the shared rights to use the trademark on products which are not considered “principal products of interest” for either company. Spectrum Brands retains the trademark for nearly all products which Spectrum Brands believes can benefit from the use of the brand name in its distribution channels.
Spectrum Brands licenses the Stanley® and Black & Decker® marks and logos in the HHI segment for such products as residential locksets, builder’s hardware, padlocks, and door hardware through a transitional trademark license agreement with Stanley Black & Decker Corporation (“SBD”). Under the agreement and as part of the acquisition of the HHI Business in December 2012, Spectrum Brands has a royalty-free, fully paid license to use certain trademarks, brand names and logos in marketing its products and services for five years after the completion of the HHI Business acquisition. Spectrum Brands has amended the license agreement with SBD to extend the license agreement and allow for the continued use of the respective trademarks, brand names and logos in the HHI segment through December 2018. During this extension period, Spectrum Brands will pay to SBD royalties based on a percentage of sales.

Spectrum Brands owns or licenses from third parties a significant number of patents and patent applications throughout the world relating to products that Spectrum Brands sells and manufacturing equipment that Spectrum Brands uses. Through Spectrum Brands’ GBA segment, Spectrum Brands holds a license that expires in March 2022 for certain alkaline battery designs, technology and manufacturing equipment from Matsushita Electrical Industrial Co., Ltd. (“Matsushita”), to whom Spectrum Brands pays a royalty. Through ownership of Shaser, Inc., Spectrum Brands has patented technology that is used in its i-Light and i-Light Reveal product line. Through Spectrum Brands’ HHI segment, Spectrum Brands owns the patented SmartKey® technology, which enables customers to easily rekey their locks without hiring a locksmith. Through Spectrum Brands’ acquisition of PetMatrix on June 1, 2017, Spectrum Brands owns patented technology for the development of edible rawhide-fee pet treats. Through Spectrum Brands’ acquisition of GloFish on May 12, 2017, Spectrum Brands owns patented technology used in the development and breeding of fluorescent ornamental fish.
Research and Development
Spectrum Brands’ research and development strategy is focused on new product development and performance enhancements of its existing products. Spectrum Brands plans to continue to use its strong brand names, established customer relationships and significant research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality. During Fiscal 2017, 2016 and 2015, Spectrum Brands invested $59.5 million, $58.7 million and $51.3 million, respectively, in product research and development.
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
It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. See Note 21, Commitments and Contingencies, to our Consolidated Financial Statements included elsewhere in this report for further details on estimated liabilities arising from such environmental matters. Nevertheless, based upon the information currently available, Spectrum Brands believes that its ultimate liability arising from such environmental matters should not be material to its business or financial condition.
Electronic and electrical products that Spectrum Brands sells in Europe, particularly products sold under the Remington® brand name, VARTA® battery chargers, certain portable lighting and all of Spectrum Brands’ batteries, are subject to regulation in European Union (“EU”) markets under three key EU directives. The first directive is the Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) which took effect in EU member states beginning July 1, 2006.

RoHS prohibits companies from selling products which contain certain specified hazardous materials in EU member states. Spectrum Brands believes that compliance with RoHS does not have a material effect on its capital expenditures, financial condition, earnings or competitive position. The second directive is entitled the Waste of Electrical and Electronic Equipment (“WEEE”). WEEE makes producers or importers of particular classes of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. WEEE assigns levels of responsibility to companies doing business in EU markets based on their relative market share. WEEE calls on each EU member state to enact enabling legislation to implement the directive. To comply with WEEE requirements, Spectrum Brands has partnered with other companies to create a comprehensive collection, treatment, disposal and recycling program. As EU member states pass enabling legislation Spectrum Brands currently expects its compliance system to be sufficient to meet such requirements. Spectrum Brands’ current estimated costs associated with compliance with WEEE are not significant based on its current market share. However, Spectrum Brands continues to evaluate the impact of the WEEE legislation and implementation of regulations as EU member states implement guidance and as its market share changes and, as a result, actual costs to Spectrum Brands could differ from its current estimates and may be material to its business, financial condition or results of operations. The third directive is the Directive on Batteries and Accumulators and Waste Batteries, which was adopted in September 2006 and went into effect in September 2008 (the “Battery Directive”). The Battery Directive bans heavy metals in batteries by establishing maximum quantities of those heavy metals in batteries and mandates waste management of batteries, including collection, recycling and disposal systems. The Battery Directive places the costs of such waste management systems on producers and importers of batteries. The Battery Directive calls on each EU member state to enact enabling legislation to implement the directive. Spectrum Brands currently believes that compliance with the Battery Directive does not have a material effect on its capital expenditures, financial condition, earnings or competitive position. EU member states have adopted enabling legislation required by the directive and issued additional guidance. Spectrum Brands will continue to evaluate the impact of the Battery Directive and its enabling legislation.
Certain of Spectrum Brands’ products and facilities in each of its business segments are regulated by the United States Environmental Protection Agency (the “EPA”) and the United States Food and Drug Administration (the “FDA”) or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Spectrum Brands’ inability to obtain, delay in receipt or the cancellation of any registration could have an adverse effect on its business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether its competitors were similarly affected. Spectrum Brands attempts to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients. Spectrum Brands may not always be able to avoid or minimize these risks.
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
Certain A/C products containing R-134a are subject to regulation in the U.S. markets under the EPA’s Significant New Alternative Policy (“SNAP Program”), which implements international agreements restricting the use of certain refrigerants. The EPA has identified use of R-134a in new automotive air conditioning systems as an approved use up to the 2020 automotive model year. The EPA has not yet approved a replacement refrigerant under the SNAP program for sale in small cans for automotive use for automobiles produced beginning with the 2021 model year, and future rulemakings from the agency are anticipated. In addition, in 2017 the Court of Appeals for the District of Columbia issued a decision that may remove R-134a from regulation under the SNAP program, and that decision may be subject to en banc review or a writ of certiorari filed with the U.S. Supreme Court. Spectrum Brands currently believes that compliance with current and future SNAP regulations will not have a material effect on its capital expenditures, financial condition, earnings or competitive position. However, until such time as future regulations are issued and future alternate refrigerants are approved for sale in small cans, a full evaluation of these costs cannot be completed by Spectrum Brands. Spectrum Brands will continue to evaluate the impact of the SNAP Program as the EPA issues additional guidance.
The fish sold under the GloFish brand can be classified as an intragenic or transgenic species due to the addition of their bioluminescent genes, which means the FDA has the authority to regulate as the luminescence is caused by intentionally altered genomic DNA. Additional regulatory agencies, including the EPA, as well as agencies in U.S. and foreign states have authority to regulate these types of species. It is possible that the EPA, FDA, or another U.S. or foreign state or federal agency could in the future seek to exercise authority over the distribution and/or sale of GloFish. Spectrum Brands will continue to monitor the development of any regulations that might apply to Spectrum Brands’ bioluminescent fish.
Certain of Spectrum Brands’ products may be regulated under programs within the United States, Canada, or in other countries that may require that those products and the associated product packaging be recycled or managed for disposal through a designated recycling program. Some programs are funded through assessment of a fee on the manufacturer and suppliers, including Spectrum Brands. Spectrum Brands does not expect that such programs will cause Spectrum Brands to incur expenditures that are material to Spectrum Brands’ business, financial condition or results of operations; however, it is possible that Spectrum Brands’ future liability could be material.
The United States Toxic Substances Control Act (“TSCA”) was amended in 2016, and the EPA is currently evaluating additional chemicals for regulation under that amended law. Certain of Spectrum Brands’ products may be manufactured using chemicals or other ingredients that may be subject to regulation under current TSCA regulations, and other chemicals or ingredients may be regulated under the law in the future. Spectrum Brands does not expect that compliance with current or future TSCA regulations will cause Spectrum Brands to incur expenditures that are material to Spectrum Brands’ business, financial condition or results of operations; however, it is possible that Spectrum Brands’ future liability could be material.
Employees
Spectrum Brands had approximately 16,800 full-time employees worldwide as of September 30, 2017. Approximately 14% of its total labor force is covered by collective bargaining agreements. There are 8 collective bargaining agreements that will expire during Spectrum Brands’ Fiscal 2018, which cover approximately 74% of the labor force under collective bargaining agreements, or approximately 10% of its total labor force. Spectrum Brands believes that its overall relationship with its employees is good.
Available Information
For information regarding Spectrum Brands, see the remaining section of this report. For additional information regarding Spectrum Brands, including information in addition to that included in HRG’s SEC reports and public announcements, we direct you to Spectrum Brands’ announcements and filings made with the SEC, including Spectrum Brands’ Annual Report on Form 10-K for Fiscal 2017. You should follow and read the SEC filings, press releases and other public statements made by Spectrum Brands and its representatives, as we expect that they will make additional information available through these channels.
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

FGL
The FGL Business
FGL, a Delaware corporation and subsidiary of HRG, is a provider of various types of fixed annuities and life insurance products in the U.S. Based in Des Moines, Iowa, and Baltimore, Maryland, FGL operates its annuity and life insurance operations in the U.S. through its subsidiaries FGH, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”). As of September 30, 2017, FGL had approximately 700,000 policyholders counting on the safety and protection features of FGL’s fixed annuity and life insurance products.
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
In Fiscal 2017, FIAs generated approximately 72% of FGL’s total sales and the remaining 28% of sales was primarily generated from fixed annuity sales during the year. FGL invests the annuity premiums primarily in fixed income securities and options and hedge FGL’s risk, predominantly using call options on the S&P 500 Index, and replicate the market index returns to its policyholders. The majority of FGL’s products contain provisions that permit FGL to annually adjust the formula by which index credits are provided in response to changing market conditions. In addition, FGL’s annuity contracts generally either cannot be surrendered or include surrender charges that discourage early redemptions.
The FGL Merger
On November 8, 2015, Anbang Insurance Group Co., Ltd. and its affiliates (collectively, “Anbang”) entered into an Agreement and Plan of Merger (the “Anbang/FGL Merger Agreement”) to acquire FGL for $26.80 per share. On April 17, 2017, FGL terminated the Anbang/FGL Merger Agreement. Prior to its termination, the Anbang/FGL Merger Agreement was amended on November 3, 2016 and on February 9, 2017, each time to extend the outside termination date. As a result of the termination of the Anbang/FGL Merger Agreement, FGL had no remaining obligations thereunder.
On May 24, 2017, FGL entered into the FGL Merger Agreement with CF Corp and certain affiliates of CF Corp. Pursuant to the FGL Merger Agreement, at the effective time of the FGL Merger (the “Effective Time”), each issued and outstanding share of common stock of FGL (the “FGL Common Stock”) will be cancelled and converted automatically into the right to receive $31.10 in cash, without interest (the “FGL Merger Consideration”), other than any shares of FGL Common Stock owned by FGL as treasury stock or otherwise or owned by CF Corp, CF/FGL US or Merger Sub (which will be cancelled and no payment will be made with respect thereto), shares of FGL Common Stock granted pursuant to FGL’s Equity Plan (as defined in the FGL Merger Agreement) and those shares of FGL Common Stock with respect to which appraisal rights under Delaware law are properly exercised and not withdrawn. The FGL Merger Agreement permits FGL to pay out a regular quarterly cash dividend on its FGL Common Stock prior to the closing of the transaction in an amount not in excess of $0.065 per share, per quarter (the per share amount of FGL’s most recently declared quarterly dividend).
At the Effective Time, each (i) option to purchase shares of FGL Common Stock (a “FGL Stock Option”), (ii) restricted share of FGL Common Stock and (iii) performance-based restricted stock unit relating to shares of FGL Common Stock (an “RSU”), in each case whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the product of (1) the number of shares subject to the award (for RSUs, determined at the target performance level) multiplied by (2) the FGL Merger Consideration (less the exercise price per share in the case of FGL Stock Options). In addition, at the Effective Time, each stock option (“FGH Stock Option”) and restricted stock unit relating to shares of FGH, whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the product of (A) the number of shares of FGH stock subject to the award multiplied by (B) $176.32 (less the exercise price in the case of such FGH Stock Options), and each dividend equivalent held in respect of a share of FGH stock (a “DER”), whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the amount accrued with respect to such DER.
Following execution of the FGL Merger Agreement, FS Holdco II Ltd. (“FS Holdco”), which is a wholly-owned subsidiary of HRG that holds a majority of the issued and outstanding shares of FGL Common Stock, executed and delivered to FGL a written consent (the “Consent”), approving and adopting the FGL Merger Agreement and the transactions contemplated thereby, including the FGL Merger. As a result of the execution and delivery of the Consent, the holders of at least a majority of the outstanding shares of FGL’s Common Stock have adopted and approved the FGL Merger Agreement.
Pursuant to the FGL Merger Agreement, the consummation of the FGL Merger is subject to the satisfaction or waiver of the following closing conditions, which have been satisfied: (i) on June 16, 2017, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) on August 8, 2017, CF Corp held an extraordinary general meeting in lieu of an annual general meeting of shareholders, at which CF Corp’s shareholders approved, among other items, all of the proposals relating to the FGL Merger Agreement and the FGL Merger; (iii) on August 14, 2017, FGL filed with the SEC and mailed to its stockholders a definitive information statement in connection with the FGL Merger; (iv) on August 24, 2017, the Vermont Department of Financial Regulation granted its required regulatory approval relating to the FGL Merger; and (v) on November 8, 2017, the New York Department of Financial Services granted its required regulatory approval relating to the FGL Merger. In addition, the consummation of the FGL Merger is also subject to satisfaction or waiver of other closing conditions, including the receipt of regulatory approvals from the Iowa Insurance Division (“IID”) and the absence of any law or order enacted, issued or enforced that is in effect and that prevents or prohibits the consummation of the FGL Merger. With respect to the regulatory approvals from the IID, on November 7, 2017, the IID held a public hearing to consider whether the proposed acquisition of control of Fidelity & Guaranty Life Insurance Company complies with the standards set forth under applicable Iowa insurance laws.
FGL expects to be in a position to close the FGL Merger before the end of calendar year 2017; however, the closing of the FGL Merger and the timing thereof is subject to the IID’s regulatory review and approval process, the results of which cannot be assured. In the event the FGL Merger Agreement is terminated, under certain circumstances, FGL may be required to pay a termination fee to CF Corp in an aggregate amount of $50.0 million.
The foregoing description of the FGL Merger Agreement and the transactions contemplated thereby does not purport to be complete and should be read concurrently with the other related disclosure in this report, and is subject to and qualified in its entirety by reference to the text of the FGL Merger Agreement filed by FGL with the SEC. FGL has filed with the SEC and mailed to its stockholders the definitive information statement. The definitive information statement and other relevant materials contain important information about FGL, CF Corp, the FGL Merger and related matters. These documents are available at no charge on the SEC’s website at www.sec.gov. In addition, documents are also available for free from FGL by contacting FGL’s investor relations department at Investor.Relations@fglife.com.
Strategy
FGL seeks to grow its business by pursuing a set of strategies aimed at delivering sustainable and profitable growth. These strategies include: (i) taking action to protect sales in FGL’s existing markets, strengthen its business and providing a platform for sustainable growth, (ii) building off FGL’s foundational initiatives and creating a more engaging, customer-focused experience, (iii) leveraging FGL’s product capabilities for additional distribution, and (iv) focusing on initiatives that FGL expects will deliver target profits.
Competition
FGL’s ability to compete is dependent upon many factors which include, among other things, its ability to develop competitive and profitable products, its ability to maintain stable relationships with its contracted IMOs, its ability to maintain low unit costs and its maintenance of adequate financial strength ratings from rating agencies. Principal competitive factors for FIAs are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, cost, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of FGL’s products and services. Principal competitive factors for IULs are based on service and distribution channel relationships, price, brand recognition, financial strength ratings of its insurance subsidiaries and financial stability. See Part I, Item 1A. “Risk Factors.”
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
Annuity Products
Through FGL’s insurance subsidiaries, FGL issues a portfolio of deferred annuities (fixed indexed and fixed rate annuities) and immediate annuities. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically pays principal and earnings in equal payments over some period of time.
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
Withdrawal Options for Deferred Annuities
After the first year following the issuance of a FIA deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to 10% of the prior year’s value, subject to certain limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to fourteen years for FIAs and three to ten years for fixed rate annuities.
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
Within this business model, FGL offers its products through a network of approximately 200 IMOs, representing approximately 37,000 agents, and identifies its most important IMOs, those who FGL believes have the ability to generate significant production for FGL, as “Power Partners.” FGL currently has 32 Power Partners, comprised of 21 annuity IMOs and 11 life insurance IMOs. During Fiscal 2017, these Power Partners accounted for approximately 95.0% of its annual sales volume. FGL believes that its relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 14 years.
FGL’s Power Partners play an important role in the development of its products. Over the last ten years, the majority of FGL’s best-selling products have been developed with its Power Partners. FGL intends to continue to have the Power Partners play an important role in the development of its products in the future, which FGL believes provides it with integral feedback throughout the development process and assists FGL with competing for “shelf space” of new design launches.
The top five states for the distribution of FGL Insurance products in 2017 were California, Texas, Florida, New Jersey and Michigan, which together accounted for nearly 42.9% of FGL Insurance’s premiums.
Investments
FGL embraces a long-term conservative investment philosophy, investing nearly all the insurance premiums FGL receives in a wide range of fixed income interest-bearing securities.
FGL’s internal asset management team manages the bulk of the investment portfolio. For certain asset classes, FGL utilizes experienced third party companies, including FGL’s affiliates. FGL’s investment strategy is designed to (i) achieve strong absolute returns; (ii) provide consistent yield and investment income; and (iii) preserve capital.
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
Derivatives
FGL’s FIA contracts permit the holder to elect to receive a return based on an interest rate or the performance of a market index, most typically based on the S&P 500 Index. FGL purchases derivatives consisting predominantly of call options and, to a lesser degree, futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to policyholders under the FIA contracts based upon policyholders’ contract elections. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA contracts. On the anniversary dates of the FIA contracts, the market index used to compute the annual index credit under the FIA contract is reset. At such time, FGL purchases new one-, two-, three-, or five-year call options to fund the next index credit. FGL attempts to manage the cost of these purchases through the terms of its FIA contracts, which permit FGL to change caps or participation rates, subject to certain guaranteed minimums that must be maintained. The change in the fair value of the call options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA contract’s related reserve liability. The call options and futures contracts are marked to fair value with the change in fair value included as a component of Net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.
Outsourcing
FGL outsources the following functions to third-party service providers:

•	new business administration (data entry and policy issue only);

•	service of existing policies;

•	underwriting administration of life insurance applications;

•	call centers;

•	information technology development and maintenance;

•	investment accounting and custody; and

•	hosting of financial systems.
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
As of September 30, 2017, A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”) issued financial strength credit and/or ratings and outlook statements regarding FGH and its wholly owned insurance subsidiaries, FGL Insurance and FGL NY Insurance. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. Financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its financial obligations under an insurance policy and generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their financial strength ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Financial strength ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Credit and financial strength ratings are not recommendations to buy, sell or hold securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

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
Following the announcement of the proposed FGL Merger, the rating organizations have undertaken a review of FGL’s debt ratings and FGL’s insurance company subsidiaries’ financial strength ratings. The rating organizations may take various actions, positive or negative. Such actions are beyond FGL’s control and FGL cannot predict what these actions may be and the timing thereof.
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
Potential Impact of a Ratings Downgrade
Under some of its International Swaps and Derivatives Association, Inc. (“ISDA”) agreements, FGL has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGL or the counterparty would be dependent on the market value of the underlying derivative contracts. FGL’s current rating allows multiple counterparties the right to terminate the ISDA agreements, at which time the counterparty would unwind existing positions for fair market value. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate ISDA agreements at any time. As of September 30, 2017, the amount due to FGL at risk for the ISDA agreements which could be terminated based upon its current ratings was $412.8 million, which equals the fair value to FGL of the open over-the-counter call option positions. The fair value of the call options can never decrease below zero. See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk-Credit Risk and Counterparty Risk-FGL.”
In certain transactions, FGL and its counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed predetermined thresholds. These thresholds vary by counterparty and credit rating, however are generally zero. As of September 30, 2017 and 2016, $381.2 million and $127.8 million, respectively, of collateral was posted by FGL’s counterparties. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $31.6 million and $147.4 million at September 30, 2017 and 2016, respectively.
If FGL’s insurance subsidiaries held net short positions against a counterparty, and such subsidiaries’ financial strength ratings were below the levels required in ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of FGL’s derivatives as of September 30, 2017 and 2016, FGL holds no net short positions against a counterparty; therefore, there is currently no potential exposure for FGL to post collateral.
A downgrade of the financial strength rating of one of FGL’s principal insurance subsidiaries could affect its competitive position in the insurance industry and make it more difficult for FGL to market its products, as potential customers may select companies with higher financial strength ratings. A downgrade of the financial strength rating could also impact FGL’s borrowing costs.
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

 Reinsurance
FGL both cedes reinsurance and assumes reinsurance from other insurance companies. FGL uses reinsurance to diversify risks, manage loss exposures to enhance FGL’s capital position, and to manage new business volume.
In instances where FGL is the ceding company, FGL pays a premium to a reinsurer in exchange for the reinsurer assuming a portion of FGL’s liabilities under the policies it issued and collecting expense allowances in return for FGL’s administration of the ceded policies. Use of reinsurance does not discharge FGL’s liability as the ceding company because FGL remains directly liable to its policyholders and is required to pay the full amount of FGL’s policy obligations in the event that FGL’s reinsurers fail to satisfy their obligations. FGL collects reimbursement from its reinsurers when FGL pays claims on policies that are reinsured. In instances where FGL assumes reinsurance from another insurance company, FGL accepts, in exchange for a reinsurance premium, a portion of the liabilities of the other insurance company under the policies that the ceding company has issued to its policyholders.
FGL monitors the credit risk related to the ability of its reinsurers to honor their obligations under various agreements. To minimize the risk of credit loss on such contracts, FGL generally diversifies its exposures among many reinsurers and limits the amount of exposure to each based on financial strength ratings. FGL is able to further manage risk via funds withheld arrangements.
See Part I, Item 1A. “Risk Factors- Risks Related to FGL’s and Front Street’s Businesses” for further discussion of reinsurance credit risk.
As of the date of this report, FGL had a number of reinsurance agreements, including agreements with Wilton Re, Front Street, Hannover Re and Raven Reinsurance Company. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk-Credit Risk-FGL”.
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
Any payment of dividends by FGL Insurance is subject to the regulatory restrictions described above and the approval of such payment by the board of directors of FGL Insurance, which must consider various factors, including general economic and business conditions, tax considerations, FGL Insurance’s strategic plans, financial results and condition, FGL Insurance’s expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends and its effect on RBC and such other factors the board of directors of FGL Insurance considers relevant. For example, payments of dividends could reduce FGL

Insurance’s RBC and financial condition and lead to a reduction in FGL Insurance’s financial strength rating. See Part I, Item 1A. “Risk Factors-Risks Relating to FGL’s and Front Street’s Businesses-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency, could make FGL’s product offerings less attractive and increase its cost of capital, and thereby adversely affect FGL’s financial condition and results of operations.”
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
It is desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve FGL’s financial strength ratings. See Part I, Item 1A. “Risk Factors-Risks Relating to FGL’s and Front Street’s Businesses-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency, could make FGL’s product offerings less attractive and increase its cost of capital, and thereby could adversely affect FGL’s financial condition and results of operations.”
Insurance Regulatory Information System Tests
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System (“IRIS”) to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges”. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. As of December 31, 2016, FGL Insurance had one ratio outside the usual range, FGL NY Insurance and Raven Re each had two ratios outside the usual range. The IRIS ratio for change in reserving for both FGL Insurance and FGL NY Insurance was outside the usual range.  The IRIS ratio for change in premium for both FGL NY Insurance and Raven Re was outside the usual range. In addition, Raven Re’s IRIS ratio for adequacy of investment income also fell outside the usual range.
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
Most states, including Iowa and New York, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Such laws prevent any person from acquiring control, directly or indirectly, of HRG, FGL, FGH, FGL Insurance or FGL NY Insurance unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. In addition, investors deemed to have a direct or indirect controlling interest are required to make regulatory filings and respond to regulatory inquiries. Under most states’ statutes, including those of Iowa and New York, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of HRG’s voting securities or that of HRG, FGL, FGH, FGL Insurance or FGL NY Insurance without the prior approval of the insurance regulators of Iowa and New York will be in violation of those states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator. The requirement to obtain such insurance regulatory approval will no longer apply to the acquisition of HRG’s shares of common stock if HRG’s interest in FGL is disposed of pursuant to the FGL Merger.
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
Market Conduct Regulation
State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, FGL Insurance and FGL NY Insurance must file, and in many jurisdictions and for some lines of business obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. FGL Insurance is currently the subject of four ongoing market conduct examinations in various states. Market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. FGL Insurance does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business.
Regulation of Investments
FGL Insurance and FGL NY Insurance are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. FGL believes that the investment portfolios of FGL Insurance and FGL NY Insurance as of September 30, 2017 complied in all material respects with such regulations.
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
Numerous provisions of the Dodd-Frank Act require the adoption of implementing rules or regulations, some of which have been implemented. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, FGL, its competitors or those entities with which FGL does business. Legislative or regulatory requirements imposed by or promulgated in connection with the Dodd-Frank Act may impact FGL in many ways, including, but not limited to:

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
In April 2016, the Department of Labor (“DOL”) issued the “fiduciary” rule which could have a material impact on FGL, its products, distribution, and business model. The rule provides that persons who render investment advice for a fee or other compensation with respect to an employer plan or individual retirement account (“IRA”) are fiduciaries of that plan or IRA. The rule expands the definition of fiduciary under ERISA to apply to insurance agents who advise and sell products to IRA owners. As a result, commissioned insurance agents selling FGL’s IRA products must qualify for a prohibited transaction exemption, either the newly introduced Best Interest Contract Exemption (BICE) or amended PTE 84-24. When fully implemented, BICE would apply to fixed indexed annuities and amended PTE 84-24 would apply to fixed rate annuities. The rule and exemptions have been the subject of much controversy and various actions have been taken by DOL to delay and reconsider aspects of the rule and exemptions. The rule took effect June 2016 and was scheduled to become applicable in April 2017 but the “applicability date” was delayed by DOL for 60 days from April 10, 2017 to June 9, 2017. DOL also acted to delay many aspects of the prohibited transaction exemption requirements during a transition period from June 9, 2017 to January 1, 2018 provided the agent (and if applicable, financial institution) comply with “impartial conduct standards.” The impartial conduct standards essentially require the sale to be in the “best interest” of the client, misleading statements not be made, and compensation be reasonable. More recently, DOL has proposed extending the transition period to July 1, 2019 which at the present time is still under consideration. Industry continues its efforts to overturn the rule in court actions and Congress continues to consider related legislation but the success or failure of these efforts cannot be predicted. Assuming the rule is not overturned and the requirements of the exemptions were to be implemented fully, the impact on the financial services industry generally and on FGL and its business in particular is difficult to assess. FGL believes however it could have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. A significant portion of FGL’s annuity sales are to IRAs. Compliance with the prohibited transaction exemptions when fully phased in would likely require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could adversely impact FGL’s business, results of operations and/or financial condition. FGL Insurance will continue to monitor developments closely and believes it is prepared to execute implementation plans as necessary to meet the rule and exemption requirements on the requisite applicability dates.
Employees
As of September 30, 2017, FGL had approximately 299 employees. FGL believes that it has a good relationship with its employees.
FGL Available Information
For information regarding FGL see the remaining section of this report. For additional information regarding FGL, including information in addition to that included in HRG’s SEC reports and public announcements, we direct you to FGL’s announcements and filings made with the SEC, including FGL’s Annual Report on Form 10-K for Fiscal 2017. You should follow and read the SEC filings, press releases and other public statements made by FGL and its representatives, as we expect that they will make additional information available through these channels.
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
On December 31, 2012, following regulatory approval, FGL Insurance entered into a coinsurance agreement (the “Cayman Reinsurance Agreement”) with Front Street Cayman. Pursuant to the Cayman Reinsurance Agreement, Front Street Cayman reinsured a 10% quota share percentage of certain FGL Insurance annuity liabilities of approximately $1.0 billion and the funds withheld assets are $1 billion. Under the terms of the Cayman Reinsurance Agreement, Front Street Cayman paid an initial ceding allowance of $15.0 million which was determined to be fair and reasonable according to an independent third-party actuarial firm. The Cayman Reinsurance Agreement is on a funds withheld basis, meaning that funds are withheld by FGL Insurance from the coinsurance premium owed to Front Street Cayman as collateral for Front Street Cayman’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of FGL Insurance. As of September 30, 2017, ceded reserves were $1.0 billion.
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
On December 16, 2013, Front Street Cayman closed a reinsurance treaty with Bankers Life Insurance Company. Under the terms of the treaty, Bankers Life Insurance Company ceded annuity business to Front Street Cayman, on a funds withheld basis. On October 31, 2014, Front Street Cayman purchased Ability Re from Ability Re Holdings. The Ability Re acquisition consisted of long-term care reinsurance business. The acquired reinsurance agreements complement Front Street Cayman’s existing in force long-duration insurance liabilities. During Fiscal 2015, Front Street Cayman also closed three additional reinsurance transactions with unaffiliated parties. At September 30, 2017 and 2016, Front Street had $742.7 million and $671.6 million, respectively, of funds withheld receivables and $716.1 million and $631.8 million, respectively, of insurance reserves related to reinsurance transactions with third parties.
On May 24, 2017, Front Street entered into the Front Street Purchase Agreement pursuant to which, subject to the terms and conditions set forth therein, Front Street has agreed to sell to CF/FGL US all of the issued and outstanding shares of the Acquired Companies. The purchase price is $65.0 million, subject to customary adjustments for transaction expenses. The definitive documentation contains customary representations, warranties and indemnification obligations. In addition, at the closing of the Front Street Sale, $6.5 million of the purchase price will be deposited in escrow for a period of 15 months (as extended to satisfy pending claims at such time) to support certain indemnification obligations of Front Street to CF/FGL US. The required regulatory approvals in connection with the transaction have been received and the closing of the transaction is expected to take place before the end of calendar year 2017, subject to the satisfaction of other customary closing conditions, including the consummation of the FGL Merger. The closing of the FGL Merger is not conditioned upon the closing of the Front Street Sale. Prior to the execution of the Front Street Purchase Agreement, the operations of Front Street were reported in the Company’s Insurance segment.
In addition, on May 24, 2017, HRG, FS Holdco II Ltd. (“FS Holdco”), CF Corp and CF/FGL US entered into an agreement (the “338 Agreement”) pursuant to which CF/FGL US agreed that FS Holdco may, at its option, cause CF/FGL US and FS Holdco to make a joint election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, with respect to the FGL Merger and the deemed share purchases of FGL’s subsidiaries (the “338 Tax Election”). Pursuant to the 338 Agreement, if FS Holdco elects to make the 338 Tax Election, it will be required to pay CF/FGL US $30.0 million, plus additional specified amounts, in excess of $6.0 million, determined by reference to FGL’s incremental current tax costs attributable to the 338 Tax Election, if any, and CF/FGL US will be required to pay FS Holdco additional specified amounts, in excess of $6.0 million, determined by reference to FGL’s incremental current tax savings attributable to the 338 Tax Election, if any. As of the date hereof, the Company expects to exercise the 338 Tax Election. As of September 30, 2017, HRG had approximately $1,840.2 million of gross U.S. net operating loss (“NOL”) and capital loss carryforwards - also see Part IV, Item 15. Note 18, Income Taxes to HRG’s Consolidated Financial Statements included elsewhere in this report. If the 338 Tax Election is made, HRG expects to retain such federal NOL and capital loss carryforwards following the sale of its stock in the FGL Merger. If the Company exercises the 338 Tax Election, at September 30, 2017, the Company estimated to receive a $9.6 million net payment from CF Corp to HRG, which was reflected in the estimated fair value, less cost to sell of FGL as of September 30, 2017. Nonetheless, there can be no assurance that the Company will receive the expected benefits of such election. In addition, the estimated payment described herein is preliminary and subject to change, and will not be definitively determined until the FGL Merger is closed and the 338 Tax Election is made and the parties to the 338 Agreement complete their review of the election in accordance with the terms of the 338 Agreement. Also, see Part IV, Item 15. Note 2, Significant Accounting Policies and

Practices and Recent Accounting Pronouncements, “Use of Estimates” section, to HRG’s Consolidated Financial Statements included elsewhere in this report.
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
Employees
As of September 30, 2017, Front Street had four employees, none of which were represented by labor unions or covered by collective bargaining agreements. Front Street believes that its overall relationship with its employees is good.

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
As a holding company, our only material assets are our cash on hand, the equity interests in our subsidiaries and other investments. As of September 30, 2017, excluding cash, cash equivalents and investments held by our subsidiaries, we had approximately $93.0 million in cash, cash equivalents and investments. Our principal source of revenue and cash flow is distributions from our subsidiaries. Thus, our ability to service our debt, finance our business and pursue our business objectives is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. For example, while we expect annual interest payments on our debt to be approximately $139.6 million in Fiscal 2018, we currently expect to receive approximately $60.7 million of dividends from our subsidiaries’ distributable earnings in Fiscal 2018. We expect such dividends along with our cash on hand, cash equivalents and investments to exceed our expected cash requirements and to satisfy our interest obligations, and general administrative expenses for at least the next twelve months. Depending on a variety of factors, including the general state of the capital markets, operating needs or business strategies, HRG and its subsidiaries may or may be required to raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or on terms satisfactory to HRG.
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

As an example, our subsidiary Spectrum Brands is a holding company with limited business operations of its own and its main assets are the capital stock of its subsidiaries, principally SBI. The terms of Spectrum Brands’ indebtedness may limit its ability to pay dividends to Spectrum Brands and to us. See Part I, Item IA.“Risk Factors-Risks Related to Spectrum Brands’ Business-SBI’s substantial indebtedness may limit its financial and operating flexibility, and Spectrum Brands may incur additional debt, which could increase the risks associated with its substantial indebtedness” and Part I, Item IA.“Risk Factors-Risks Related to Spectrum Brands’ Business-Restrictive covenants in the SBI Senior Secured Facilities and the SBI Indentures may restrict SBI’s ability to pursue its business strategies.”
Our subsidiary, FGL, is also a holding company with limited business operations of its own. Its main assets are the capital stock of its subsidiaries, which are principally regulated insurance companies, whose ability to pay dividends is limited by applicable insurance laws. Accordingly, FGL’s payment of dividends is dependent, to a significant extent, on the generation of cash flow by its subsidiaries and their ability to make such cash available to FGL, whether by dividend or otherwise. FGL’s subsidiaries may not be able to, or may not be permitted to, make distributions to enable FGL to meet its obligations and pay dividends. Each subsidiary is a distinct legal entity and legal and contractual restrictions may also limit FGL’s ability to obtain cash from its subsidiaries. See Part I, Item 1.“Business-Our Operating Subsidiaries-FGL-Regulation-Financial Regulation-Dividend and Other Distribution Payment Limitations” in this report. See Part I, Item 1A.“Risk Factors-Risks Related to FGL’s and Front Street’s Businesses-The agreements and instruments governing FGL’s debt contain significant operating and financial restrictions, which may prevent FGL from capitalizing on business opportunities.” As discussed elsewhere herein, while the agreements governing the FGL Merger permit FGL to pay a regular quarterly cash dividend on its Common Stock in an amount not in excess of $0.065 per share, per quarter, FGL may not pay any other dividends without the consent of CF Corp. In addition, if the FGL Merger and Front Street Sale are consummated, while we will receive the proceeds from the sale of our shares of FGL Common Stock and the Front Street Sale, we will no longer receive dividends from FGL and Front Street.
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
We have commenced a review of strategic alternatives which could result in, among other things, a merger, a sale or other business combination involving the Company or its assets. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. The strategic review process may be suspended or terminated at any time without notice. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to the business operations and the management teams of HRG and/or its subsidiaries. If we are unable to effectively manage the process, the business, financial condition and results of operations of HRG and/or its subsidiaries could be adversely affected. We also cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control.
We and our subsidiaries may determine not to or may not be successful in identifying and/or consummating a strategic alternative and/or suitable acquisition, sale, merger or other business opportunity, as applicable.
We and/or one or more of our subsidiaries may not be successful in identifying and/or consummating a strategic alternative and/or suitable acquisition, sale, merger or other business opportunity, as applicable, at favorable valuations and other terms. Furthermore, any attractive strategic alternatives, acquisition, sale, merger or other business opportunities may be limited or prohibited by applicable regulatory regimes. Any future strategic alternative acquisition, sale, merger or business opportunity may also require a substantial amount of our or our subsidiaries’ management’s time and may be difficult to successfully execute. Any such failure could have a material adverse effect on our or our subsidiaries’ results of operations and financial condition and our or our subsidiaries’ ability to service our respective debt.
Even if we or our subsidiaries do execute a strategic alternative, acquisition, sale, merger or other business opportunity, as applicable, there is no assurance that we or our subsidiaries will be successful in enhancing our or our subsidiaries’ business or financial condition or that such transaction will be successful.
We and our subsidiaries are dependent on certain key personnel.
We and our subsidiaries are dependent upon certain key personnel who have substantial experience and expertise in our industry and the industries of our subsidiaries and have made significant contributions to our growth and success. We are particularly dependent on the skills, experience and efforts of our Chief Executive Officer, Joseph S. Steinberg, and Ehsan Zargar, our

Executive Vice President, Chief Operating Officer and General Counsel. As a result of their positions with our Company, Mr. Steinberg and Mr. Zargar have significant influence over our business strategy and make most of the significant policy and managerial decisions of our Company. The loss of Mr. Steinberg or Mr. Zargar or other key personnel, or limitations on their involvement in our business, or the loss of one or more of our subsidiaries’ other key personnel, or the concurrent loss of several of these individuals or any negative public perception with respect to these individuals, could have a material adverse effect on our and our subsidiaries’ business or operating results.
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
While, as of the date of this report, we expect to exercise the 338 Tax Election and to receive tax benefits from making such election there can be no assurance that such an election will be made or that we will receive any of the benefits from such an election.
On May 24, 2017, HRG, FS Holdco, CF Corp and CF/FGL US entered into the 338 Agreement pursuant to which CF/FGL US agreed that FS Holdco may, at its option, cause CF/FGL US and FS Holdco to make the 338 Tax Election. Pursuant to the 338 Agreement, if FS Holdco elects to make the 338 Tax Election, it will be required to pay CF/FGL US $30.0 million, plus additional specified amounts, in excess of $6.0 million, determined by reference to FGL’s incremental current tax costs attributable to the 338 Tax Election, if any, and CF/FGL US will be required to pay FS Holdco additional specified amounts, in excess of $6.0 million, determined by reference to FGL’s incremental current tax savings attributable to the 338 Tax Election, if any. As of the date hereof, the Company expects to exercise the 338 Tax Election. As of September 30, 2017, HRG had approximately $1,840.2 million of gross U.S. NOLs and capital loss carryforwards - also see Part IV, Item 15. Note 18, Income Taxes to HRG’s Consolidated Financial Statements included elsewhere in this report. If the 338 Tax Election is made, HRG expects to retain such federal NOL and capital loss carryforwards following the sale of its stock in the FGL Merger. If the Company exercises the 338 Tax Election, at September 30, 2017, the Company estimated to receive a $9.6 million net payment from CF Corp to HRG, which was reflected in the estimated fair value, less cost to sell of FGL as of September 30, 2017. Nonetheless, there can be no assurance that the Company will receive the expected benefits of such election. In addition, the estimated payment described herein is preliminary and subject to change, and will not be definitively determined until the FGL Merger is closed and the 338 Tax Election is made and the parties to the 338 Agreement complete their review of the election in accordance with the terms of the 338 Agreement. Also, see Part IV, Item 15. Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, “Use of Estimates” section, to HRG’s Consolidated Financial Statements included elsewhere in this report.

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
Similarly, the 2017 Loan imposes certain covenants and restrictions on us and our activities. In addition, the Certificate of Designation provides CF Turul LLC (“CF Turul”), an affiliate of funds managed by Fortress Investment Group LLC (“Fortress”), with consent and voting rights with respect to certain of the matters referred to above and certain corporate governance rights.
These restrictions may interfere with our ability to obtain financings or to engage in other business activities, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. Moreover, a default under one of our subsidiaries’ financing agreements may cause a default on our debt and our other financing arrangements.
Finally, Spectrum Brands’ and FGL’s stock are, directly or indirectly, pledged as collateral under our 7.875% Notes and the 2017 Loan; foreclosure on a sufficient number of Spectrum Brands stock or FGL stock pledged as collateral would constitute a change of control under certain of SBI’s debt documents or FGL’s debt documents, as applicable. Upon a change of control under those debt documents, SBI or FGL, as applicable, is required to offer to repurchase their notes at a price equal to 101% of the principal amount of their notes, plus accrued interest. In the event holders of the SBI Notes (as defined below) or FGH Notes exercise remedies in connection with a default, their claims to SBI’s or FGH’s assets, respectively, would have priority over the holders of our 7.875% Notes.
Financing covenants could adversely affect our financial health and prevent us from fulfilling our obligations.
We have a significant amount of indebtedness. As of September 30, 2017, our total outstanding indebtedness was approximately $1.8 billion. As of September 30, 2017, the total liabilities of Spectrum Brands were approximately $5.6 billion, including trade payables. As of September 30, 2017, the total liabilities of FGL were approximately $26.7 billion, including approximately $20.8 billion in annuity contractholder funds, approximately $3.4 billion in future policy benefits, approximately $300.0 million of indebtedness under the FGL Notes and $105.0 million on an unsecured revolving credit facility. As of September 30, 2017, the insurance liabilities of Front Street related to reinsurance agreements with third parties were approximately $716.1 million. As of September 30, 2017, the total liabilities of Salus were approximately $75.9 million. As of September 30, 2017, the total liabilities of HGI Energy were $92.0 million. Our and our subsidiaries’ significant indebtedness and other financing arrangements could have material consequences. For example, they could:

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
Subject to the limitations set forth in the Indentures and 2017 Loan agreement, we and our subsidiaries may incur additional indebtedness and issue dividend-bearing redeemable equity interests. We may incur substantial additional financial obligations to enable us to execute on our business objectives. These obligations could result in:

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

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industries in which we operate;

•	an event of default that triggers a cross default with respect to other financial obligations, including our indebtedness;

•	increased vulnerability to adverse changes in general economic, industry, financial, competitive legislative, regulatory and other conditions and adverse changes in government regulation; and

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
Our and our subsidiaries’ IT systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-attacks. We and our subsidiaries continue to assess potential threats and make investments seeking to address these threats, including monitoring of networks and systems and upgrading skills, employee training and security policies for us and our subsidiaries, and our respective third-party providers. However, because the techniques used in these attacks change frequently and may be difficult to detect for periods of time, we or our subsidiaries may face difficulties in anticipating and implementing adequate preventative measures. Accordingly, there can be no guarantee that our security efforts will prevent breaches or breakdowns to ours, our subsidiaries’ or our third-party providers’ databases or systems. If the IT systems, networks or service providers we and our subsidiaries rely upon fails to function properly, or if we, our subsidiaries or one of our third-party providers suffer a loss, significant unavailability of or disclosure of our business or stakeholder information, and our and our subsidiaries’ businesses continuity plans do not effectively address these failures on a timely basis, we and/or our subsidiaries may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to breaches and implementing remediation measures could be significant.
We have made significant investments in publicly traded companies. Changes in the market prices of the securities we own, particularly during times of volatility in security prices, can have a material impact on the value of our business.
We have made significant investments in publicly traded companies. Changes in the market prices of the publicly traded securities of these entities could have a material impact on an investor’s perception of the aggregate value of our Common Stock and on the value of the assets we have pledged and can pledge in the future to creditors for debt financing, which in turn could adversely affect our ability to incur additional debt or finance future acquisitions.

Certain of our stockholders hold a significant portion of our outstanding voting stock; decisions by such stockholders, including the decision to sell their HRG securities, could adversely affect our financial results and liquidity.
Leucadia National Corporation (“Leucadia”) and CF Turul beneficially own a significant portion of our outstanding Common Stock and have appointed representatives to our and our subsidiaries’ Board and committees thereof. Because of this, such persons may exercise significant influence over our business and affairs, including over matters submitted to a vote of our stockholders, such as the election of directors, the removal of directors, and approval of significant corporate transactions. This influence and actual control may have the effect of discouraging offers to acquire HRG or our subsidiaries because any such transaction would likely require the consent of Leucadia and CF Turul. See also Part I, Item 1A.“Risk Factors- Provisions in our organizational documents and applicable regulations may discourage the takeover of our company, may make removal of our management more difficult and may depress our stock price.”
Matters not directly related to us can nevertheless affect Leucadia’s and CF Turul’s respective decisions to maintain, decrease or increase their investments in us. Leucadia and CF Turul may at any time decide to dispose of all or a portion of their investment in us. Subject to compliance with the restrictions contained in our charter, the sale or other disposition of a certain portion of our voting stock could cause the Company and its subsidiaries to experience a change of control for certain purposes, which may accelerate certain of the Company’s and its subsidiaries’ indebtedness and other obligations, allow certain counterparties to terminate their agreements and/or negatively impact our and our subsidiaries’ tax attributes. Among other things, such a change of control could result in a “change of control” under our agreements governing our indebtedness. No assurance can be provided that upon the occurrence of such an event, the Company will be able to obtain the required waivers, repay its indebtedness or secure alternative arrangements. See also Part I, Item IA. Risk Factors-Future sales of substantial amounts of our Common Stock may adversely affect our market price.”
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
Future dispositions or acquisitions may not require a stockholder vote and may be material to us or our subsidiaries.
Any future dispositions or acquisitions by us or our subsidiaries could be material in size and scope, and our and/or our subsidiaries’ stockholders and potential investors may have limited information about the relevant disposition or acquisition upon which to base a decision whether to invest in our Common Stock and/or stock of our subsidiaries. In any event, depending upon the size and structure of any dispositions or acquisitions, stockholders are generally expected to not have the opportunity to vote on the transaction, and may not have access to any information about any such transaction until the transaction is completed and a report is filed with the Commission disclosing the nature of such transaction and/or business. Even if a stockholder vote is required for any future transactions, our amended and restated certificate of incorporation and our restated bylaws allow for our stockholders to approve such transactions by written consent, which may result in only our large stockholders having an opportunity to vote on such transactions.

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
Under most states’ statutes, including those of Iowa and New York, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of the voting securities of HRG, FGL, FGH, FGL Insurance or FGL NY Insurance without the prior approval of the insurance regulators of Iowa and New York will be in violation of those states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator, prohibiting the voting of those securities and/or other actions determined by the relevant insurance regulator. Any such investors will need to obtain approval to divest of their controlling interest, except for Leucadia, CF Turul and HCP, each of whom has obtained the necessary regulatory approval. The requirement to obtain such insurance regulatory approval will no longer apply to the acquisition of our shares of Common Stock if our interest in FGL is disposed of pursuant to the FGL Merger Agreement.
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
HRG and certain of its subsidiaries, including Spectrum Brands and FGL, may not be able to fully utilize their net operating loss and other tax carryforward; restrictions in HRG’s certificate of incorporation intended to protect net operating losses and other tax attributes may limit transfer of HRG’s securities
As of September 30, 2017, HRG and Spectrum Brands had U.S. Federal net operating loss (“NOL”) carryforwards of approximately $1,524.3 million (inclusive of $151.1 million attributable to FGL’s non-life Insurance subsidiaries) and $703.5 million, respectively that, if unused, will expire through year 2037. Spectrum Brands had tax benefits related to U.S. state NOL carryforwards of approximately $70.8 million at September 30, 2017, that, if unused, will expire through year 2037. As of September 30, 2017, HRG and Spectrum Brands had U.S. Federal capital loss carryforwards of approximately $315.9 million (inclusive of $15.0 million attributable to FGL’s non-life Insurance subsidiaries) and $19.8 million, respectively that, if unused, will expire through year 2022; and Spectrum Brands had foreign loss carryforwards of approximately $169.2 million, which will expire beginning in Fiscal 2018. See Part I, Item 1A. “Risk Factors-While, as of the date of this report, we expect to exercise the 338 Tax Election and to receive tax benefits from making such election there can be no assurance that such an election will be made or that we will receive any of the benefits from such an election.”
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

In connection with its consideration of the Charter transfer restrictions, the Board has provided to CF Turul, the beneficial owner of 16.4% of our issued and outstanding Common Stock as of November 14, 2017, its approval, as required under the Charter transfer restrictions, to make, subject to specified limitations and other terms and conditions, one or more distributions of our shares of Common Stock on a substantially pro rata basis to the members of CF Turul and by such members and their affiliates to the ultimate owners who are not entities sponsored or organized by Fortress Investment Group LLC (such person each, a “Specified Holder”). In addition, the Board has also provided the funds affiliated with HCP, which were at the time a Specified Holder and the beneficial owner of approximately 10.3% of our issued and outstanding Common Stock, its approval, as required under the Charter transfer restrictions, to sell, subject to specified limitations and other terms and conditions, the shares of Common Stock that HCP held. It is our understanding that as of the date of this report HCP has disposed of a substantial amount of its stock and is no longer a Specified Holder.
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
We may in the future discover areas of our internal controls that need improvement, particularly with respect to our or our subsidiaries or businesses that we or our subsidiaries may acquire or subsidiaries that are not presently material to our business but may become material to us in the future. We cannot be certain that we or our subsidiaries will develop, implement, and maintain adequate internal controls over financial reporting in the future. As described in “Part II - Item 9A. Controls and Procedures,” FGL identified and, as of September 30, 2017, remediated a material weakness in FGL’s internal controls. With remediation, the Company’s management was able to conclude that its internal control over financial reporting was effective as of September 30, 2017.
In addition, we or our subsidiaries may acquire an entity that was not previously subject to U.S. public company requirements or did not previously prepare financial statements in accordance with the United States Generally Accepted Accounting Principles (“U.S. GAAP”) or is not in compliance with the requirements of the Sarbanes-Oxley Act of 2002 or other public company reporting obligations applicable to such entity directly or through us. We or our subsidiaries may incur significant additional costs in order to ensure, that after such acquisition, HRG or our subsidiaries continue to comply with the requirements of the Sarbanes-Oxley Act of 2002 and its other public company requirements, which, in turn, would reduce our earnings and negatively affect our liquidity or cause us to fail to meet our or our subsidiaries’ reporting obligations. In addition, development of an adequate financial reporting system and the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act of 2002 may increase the time and costs necessary to complete any such acquisition or cause us or our subsidiaries to fail to meet our reporting obligations. To the extent any of these newly-acquired entities or any existing entities have deficiencies in their internal controls, it may impact our internal controls.
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
From December 2007 through June 2009, the U.S. economy was in recession, which lead to a significant reduction in the business activity across a wide range of industries and regions in the U.S. In 2011 and 2012, concern over sovereign debt in Greece, Spain, Italy and certain other European Union countries caused significant fluctuations of the Euro, relative to other currencies, such as the U.S. Dollar. Criticism of excessive national debt among a number of countries has led to credit downgrades of the sovereign debt of several countries and has led to increased concern regarding economic and political uncertainty. Destabilization of the economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending and demand for our subsidiary Spectrum Brands’ products. Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, economic issues, such as reduced economic growth and devaluation of the Euro against the U.S. Dollar, any of which could adversely affect our and each of our subsidiaries’ business, financial condition and operating results. See the risk factor entitled “Spectrum Brands faces risks relating to the United Kingdom’s 2016 referendum, which called for its exit from the European Union” in this Form 10-K.
We may issue additional shares of Common Stock or preferred stock which would dilute the interests of our stockholders and could present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Common Stock and 10,000,000 shares of preferred stock. As of November 14, 2017, we had 200,624,864 shares of our Common Stock outstanding. In addition, as of September 30, 2017, we had 8,721,827 shares of Common Stock remaining for issuance pursuant to the HRG Group, Inc. 2011 Omnibus Equity Award Plan (formerly, Harbinger Group Inc. 2011 Omnibus Equity Award Plan, as amended (the “2011 Plan”)) and 600 thousand shares of Common Stock remaining for issuance pursuant to the Harbinger Group Inc. 2014 Warrant Plan. If a significant amount of additional stock is issued, such issuance or issuances may impact the price and volatility of our stock.
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
We and our subsidiaries are or may become parties to legal proceedings related to our or their current or prior businesses for which, depending on the circumstances, a reserve may not have been established or otherwise provided for or insured against.  There can be no assurance that we will prevail in any litigation in which we or our subsidiaries may become involved, or that our or their insurance coverage will be adequate to cover any or all potential losses. In addition, from time to time, we may decide to settle litigation involving us or our subsidiaries for a variety of reasons and regardless of the perceived merits of the claims related to such litigation. Such settlements may include non-monetary as well as monetary terms. To the extent that we or our subsidiaries sustain losses from such proceedings which are not reserved or otherwise provided for or insured against, our business, results of operations, cash flows and/or financial condition could be materially adversely affected. See Part I, Item 3. “Legal Proceedings.”
Agreements, transactions and litigation involving or resulting from the activities of our predecessor and its former subsidiaries may subject us to future claims or litigation that could materially adversely impact our capital resources.
HRG is the successor to Zapata Corporation, which was a holding company engaged, through its subsidiaries, in a number of business activities and over the course of our existence we have acquired and disposed of a number of businesses. The activities of such entities may subject us to future claims or litigation regardless of the merit of such claims or litigation and the defenses available to us and our subsidiaries. The time and expense that we may be required to dedicate to such matters may be material to us and our subsidiaries and may adversely impact our capital resources. In certain instances, we may have continuing obligations pursuant to certain of these transactions, including obligations to indemnify other parties to agreements, and may be subject to risks resulting from these transactions. See Part I, Item 3. “Legal Proceedings.”

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
SBI has, and expects to continue to have, a significant amount of indebtedness. See Note 13, Debt, to our Consolidated Financial Statements included elsewhere in this report for further details. SBI’s substantial indebtedness has had, and could continue to have, material adverse consequences for its business, and may:

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
Approximately 36% of Spectrum Brands’ net sales for Fiscal 2017 were to customers outside of the U.S. Spectrum Brands’ pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Spectrum Brands’ international operations are subject to risks including, among others:

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
Spectrum Brands’ international sales and certain of its expenses are transacted in foreign currencies. During Fiscal 2017, approximately 36% of Spectrum Brands’ net sales and operating expenses were denominated in foreign currencies. Spectrum Brands expects that the amount of its revenues and expenses transacted in foreign currencies will increase as its Latin American, European and Asian operations grow and as a result of acquisitions in these markets and, as a result, its exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect Spectrum Brands’ cost of goods sold and its operating margins and could result in exchange losses or otherwise have a material effect on Spectrum Brands’ business, financial condition and results of operations. Changes in currency exchange rates may also affect Spectrum Brands’ sales to, purchases from, and loans to, its subsidiaries, as well as sales to, purchases from, and bank lines of credit with, its customers, suppliers and creditors that are denominated in foreign currencies.
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
Recent changes in the United States federal government have caused uncertainty about the future of trade partnerships and treaties, such as the North American Free Trade Agreement (“NAFTA”). The current administration has formally withdrawn the U.S. from the Trans Pacific Partnership Agreement (“TPPA”), which may affect Spectrum Brands’ ability to leverage lower cost facilities in territories outside of the U.S. The current administration has also initiated negotiations with Canada and Mexico aimed at re-negotiating term of NAFTA. It is uncertain what the outcome of the negotiations will be, but it is possible that revisions to NATFA could adversely affect Spectrum Brands’ existing production operations in Mexico and the current and future levels of sales and earnings of Spectrum Brands in all three countries. Furthermore, the current administration has threatened tougher trade terms with China and other countries. Media and political reactions in the affected countries could potentially impact the ability of Spectrum Brands’ operations in those countries. Foreign countries may impose additional burdens on U.S. companies through the use of local regulations, tariffs or other requirements which could increase Spectrum Brands’ operating costs in those foreign jurisdictions. It remains unclear what additional actions, if any, the current administration will take. If the United States were to materially modify NAFTA or other international trade agreements to which it is a party, or if tariffs were raised on the foreign-sourced goods that Spectrum Brands sell, such goods may no longer be available at a commercially attractive price, which in turn could have a material adverse effect on Spectrum Brands business, financial condition and results of operations.
Spectrum Brands faces risks relating to the United Kingdom’s 2016 referendum, which called for its exit from the European Union.
The announcement of the referendum regarding the United Kingdom’s (“UK”) membership in the European Union (“EU”) on June 23, 2016 (referred to as “Brexit”), advising for the exit of the UK from the EU, and subsequent notification of intention to withdraw given on March 29, 2017, has adversely impacted global markets and foreign currencies. In particular, the value of the Pound Sterling has sharply declined as compared to the U.S. Dollar and other currencies. This volatility in foreign currencies is expected to continue as the UK negotiates and executes its exit from the EU, but there is uncertainty over what time period this will occur. A significantly weaker Pound Sterling compared to the U.S. Dollar could have a significant negative effect on the Spectrum Brands’ business, financial condition and results of operations. The decrease in value to the Pound Sterling and impacts across global markets and foreign currencies may influence trends in consumer confidence and discretionary spending habits, but given the lack of precedent and uncertainty, it is unclear how the implications will affect Spectrum Brands.
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
Spectrum Brands competes for consumer acceptance and limited shelf space based upon brand name recognition, perceived product quality, price, performance, product features and enhancements, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies, and new product introductions. See Part I, Item 1. “Business-Spectrum Brands-Sales Distribution and Competition” of this report for further information over the segments, product categories and markets in which Spectrum Brands competes, along with discussion over primary competitors. Spectrum Brands’ ability to compete in these consumer product markets may be adversely affected by a number of factors, including, but not limited to, the following:

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

In addition, in a number of Spectrum Brands’ product lines, Spectrum Brands competes with its retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products. Significant new competitors or increased competition from existing competitors, including specifically private label brands, may adversely affect Spectrum Brands’ business, financial condition and results of Spectrum Brands’ operations.
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
Changes in consumer shopping trends and changes in distribution channels could significantly harm Spectrum Brands’ business.
Spectrum Brands sells products through a variety of trade channels with a significant portion dependent upon retail partnerships, through both traditional brick-and-mortar retail channels and e-commerce channels. Spectrum Brands is seeing the emergence of strong e-commerce channels generating more online competition and declining in-store traffic in brick-and-mortar retailers. Consumer shopping preferences have shifted, and may continue to shift in the future to distribution channels other than traditional retail that may have more limited experience, presence and developed, such as e-commerce channels. If Spectrum Brands is not successful in developing and utilizing e-commerce channels that future consumers may prefer, Spectrum Brands may experience lower than expected revenues. Spectrum Brands is also seeing more traditional brick-and-mortar retailers closing physical stores, and filing for bankruptcy, which could negatively impact Spectrum Brands’ distribution strategies and/or sales if such retailers decide to significantly reduce their inventory levels for Spectrum Brands’ products or to designate more floor space to Spectrum Brands’ competitors. Further consolidation, store closures and bankruptcies could have a material adverse effect on Spectrum Brands’ business, prospects, financial condition, results of operations, cash flows, as well as the trading price of Spectrum Brands’ securities.
Additionally, consolidation in retail has occurred during the last several years, particularly in developed markets such as the U.S. and Western Europe, resulting in Spectrum Brands becoming increasingly dependent on relationships with fewer key retailers that control an increasing percentage of retail locations, which trend may continue. Spectrum Brands’ success is dependent on Spectrum Brands’ ability to manage Spectrum Brands’ retailer relationships, including offering trade terms on mutually acceptable terms. Spectrum Brands generally does not have long-term sales contracts or other sales assurances with Spectrum Brands’ retail customers.
Sales of certain of Spectrum Brands’ products are seasonal and may cause its operating results and working capital requirements to fluctuate.
On a consolidated basis Spectrum Brands’ financial results are approximately equally weighted across its fiscal quarters, however, sales of certain product categories tend to be seasonal. See Part I, Item 1. “Business-Spectrum Brands-Seasonality” of this report for further information over the seasonality of sales. As a result of this seasonality, Spectrum Brands’ inventory and working capital needs fluctuate significantly throughout the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If Spectrum Brands is unable to accurately forecast and prepare for customer orders or its working capital needs, or there is a general downturn in business or economic conditions during these periods, Spectrum Brands’ business, financial condition and results of operations could be materially and adversely affected.
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
As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of Spectrum Brands’ sales are attributable to a limited group of customers. Spectrum Brands’ largest customer, Wal-Mart, accounted for 15% of its consolidated net sales for Fiscal 2017. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on Spectrum Brands’ business, financial condition and results of operations.
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
Spectrum Brands regularly engages in forward purchase and hedging derivative transactions in an attempt to effectively manage and stabilize some of the raw material costs it expects to incur over the next 12 to 24 months. However, Spectrum Brands’ hedging positions may not be effective, or may not anticipate beneficial trends, in a particular raw material market or may, as a result of changes in its business, no longer be useful for Spectrum Brands. See Note 15, Derivative Financial Instruments, to our Consolidated Financial Statements included elsewhere in this report for further details on Spectrum Brands’ effective hedging strategies over certain commodity costs. In addition, for certain of the principal raw materials Spectrum Brands uses to produce its products, such as electrolytic manganese dioxide powder, there are no available effective hedging markets. If these efforts are not effective or expose Spectrum Brands to above average costs for an extended period of time, and Spectrum Brands is unable to pass its raw materials costs on to its customers, Spectrum Brands’ future profitability may be materially and adversely affected. Furthermore, with respect to transportation costs, certain modes of delivery are subject to fuel surcharges which are determined based upon the current cost of diesel fuel in relation to pre-established agreed upon costs. Spectrum Brands may be unable to pass these fuel surcharges on to its customers, which may have an adverse effect on its profitability and results of operations.
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
Spectrum Brands’ dependence on a few suppliers for certain of its products makes it vulnerable to a disruption in the supply of its products.
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
Spectrum Brands manufactures the majority of its foil cutting systems for its shaving product lines, using specially designed machines and proprietary cutting technology, at its Portage, Wisconsin facility. In addition, Spectrum Brands also manufactures the majority of its residential door locks at its Subic Bay, Philippines facility. Spectrum Brands’ home and garden products are mainly manufactured from its St. Louis, Missouri, facility. GAC’s manufacturing facility consists of one site which is located in Dayton, Ohio and thus GAC is dependent upon the continued safe operation of this facility.
Spectrum Brands’ facilities are subject to various hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including human error, leaks and ruptures, explosions, floods, fires, inclement weather and natural disasters, power loss or other infrastructure failures, mechanical failure, unscheduled downtime, regulatory requirements, the loss of certifications, technical difficulties, labor disputes, inability to obtain material, equipment or transportation, environmental hazards such as remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases, and other risks. Many of these hazards could cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of material operation problems at Spectrum Brands’ facility due to any of these hazards could cause a disruption in the production of products. Spectrum Brands may also encounter difficulties or interruption as a result of the application of enhanced manufacturing technologies or changes to production lines to improve throughput or to upgrade or repair its production lines. Spectrum Brands’ insurance policies have coverage in case of significant damage to its manufacturing facility but may not fully compensate for the cost of replacement for any such damage and any loss from business interruption. As a result, Spectrum Brands may not be adequately insured to cover losses resulting from significant damage to its manufacturing facility. Any damage to its facility or interruption in manufacturing could result in production delays and delays in meeting contractual obligations which could have a material adverse effect on Spectrum Brands’ relationship with its customers and on its results of operations, financial condition or cash flows in any given period.
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
The refrigerant R-134a is critical component of Spectrum Brands’ aftermarket A/C products and is used in products which comprised approximately 35% of GAC’s net sales, or approximately 3% of Spectrum Brands’ net sales, in Fiscal 2017. Older generation refrigerants such as R-12 (Freon) have been regulated for some time in the United States and elsewhere, due to concerns about their potential to contribute to ozone depletion. In recent years, refrigerants such as R-134a, which is an approved substitute for R-12, have also become the subject of regulatory focus due to their potential to contribute to global warming.
The European Union has passed regulations that require the phase out of R-134a in automotive cooling systems in new vehicles by 2017. In the United States, Spectrum Brands cannot predict what future action, if any, the EPA will take on the regulation of R-134a. But based on currently available information, it believes that it would take some time for suitable alternatives to R-134a to come into full scale commercial production and therefore such alternatives would not be readily available for wide spread use in new car models. If the future use of R-134a is phased out or is limited or prohibited in jurisdictions in which Spectrum Brands does business, the future market for GAC’s products containing R-134a may be limited, which could have a material adverse impact on Spectrum Brands’ results of operations, financial condition, and cash flows.
In addition, regulations may be enacted governing the packaging, use and disposal of Spectrum Brands’ products containing refrigerants. For example, regulations are currently in effect in California that governs the sale and distribution of products containing R-134a. While Spectrum Brands has reported that it is not aware of any noncompliance with such regulations, its failure to comply with these or possible future regulations in California, or elsewhere, could result in material fines or costs or the inability to sell its products in those markets, which could have a material adverse impact on Spectrum Brands’ results of operations, financial condition and cash flows. If substitutes for R-134a become widely used in A/C systems and their use for DIY and retrofit purposes are not approved by the EPA, it could have a material adverse effect on Spectrum Brands’ results of operations, financial condition, and cash flows. In addition, the cost of HFO-1234yf, the leading long-term alternative to R-134a being proposed in the United States and the European Union for use in the A/C systems of new vehicles, will likely be higher than that of R-134a and access to supply of HFO-1234yf may be limited. If HFO-1234yf becomes widely used and Spectrum Brands is able to develop products using HFO-1234yf, but is unable to price its products to reflect the increased cost of HFO-1234yf, it could have a material adverse effect on Spectrum Brands’ results of operations, financial condition and cash flow.
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
Spectrum Brands licenses various trademarks, trade names and patents from third parties for certain of its products. See Part I, Item 1. “Business-Spectrum Brands-Patents and Trademarks” of this report for further discussion and detail on licensed trademarks, trade names and patents. These licenses generally place marketing obligations on Spectrum Brands and require Spectrum Brands to pay fees and royalties based on net sales or profits. Typically, these licenses may be terminated if Spectrum Brands fails to satisfy certain minimum sales obligations or if it breaches the terms of the license. The termination of these licensing arrangements, failure to renew or enter into a new agreement on acceptable terms could adversely affect Spectrum Brands’ business, financial condition and results of operations. When Spectrum Brands’ right to use these trademarks, brand names and logos expires, Spectrum Brands may not be able to maintain or enjoy comparable name recognition or status under its new brand. If Spectrum Brands is unable to successfully manage the transition of its business to new brands, Spectrum Brands’ reputation among its customers could be adversely affected, and its revenue and profitability could decline.
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
In the ordinary course of business, Spectrum Brands may be named as a defendant in lawsuits involving product liability claims. In any such proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts of damages, and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on Spectrum Brands’ business, results of operations and cash flows if Spectrum Brands is unable to successfully defend against or settle these matters or if Spectrum Brands’ insurance coverage is insufficient to satisfy any judgments against Spectrum Brands or settlement related to these matters. Spectrum Brands sells perishable treats for animal consumption, which involves risks such as product contamination or spoilage, product tampering, and other adulteration of food products. Spectrum Brands may be subject to liability if the consumption of any of its products causes injury, illness, or death. In addition, Spectrum Brands will voluntarily recall products in the event of contamination or damage. For example, on June 10, 2017, Spectrum Brands initiated a voluntary safety recall of various rawhide chew products for dogs sold by Spectrum Brands due to possible chemical contamination. The costs of the recall negatively impacted Net Sales, Gross Margin, and adjusted earnings before interest, taxes, depreciation and amortization and Spectrum Brands expects ongoing impacts to its business. A significant product liability judgment or a widespread product recall may negatively impact Spectrum Brands’ sales and profitability for a period of time depending on product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that Spectrum Brands’ products caused illness or injury could adversely affect Spectrum Brands’ reputation with existing and potential customers and its corporate and brand image. Although Spectrum Brands has product liability insurance coverage and an excess umbrella policy, Spectrum Brands’ insurance policies may not provide coverage for certain, or any, claims against Spectrum Brands or may not be sufficient to cover all possible liabilities. Spectrum Brands may not be able to maintain such insurance on acceptable terms, if at all, in the future. See Note 21, Commitments and Contingencies to our Consolidated Financial Statements included elsewhere in this report for further discussion on product liability and product recalls.
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
It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. See Note 21, Commitments and Contingencies, to our Consolidated Financial Statements included elsewhere in this report for further discussion on estimated liabilities arising from such environmental matters. Nevertheless, based upon the information currently available, Spectrum Brands believes that its ultimate liability arising from such environmental matters should not be material to Spectrum Brands’ business or financial condition.
Compliance with various public health, consumer protection and other regulations applicable to Spectrum Brands’ products and facilities could increase its cost of doing business and expose Spectrum Brands to additional requirements with which Spectrum Brands may be unable to comply.
Certain of Spectrum Brands’ products sold through, and facilities operated under, each of its business segments are regulated by the EPA, the FDA, the United States Department of Agriculture or other federal or state consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Spectrum Brands’ inability to obtain, or the cancellation of, any registration could have an adverse effect on its business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether its competitors were similarly affected. Spectrum Brands attempts to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients, but it may not always be able to avoid or minimize these risks.
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
See Part I, Item 1. “Business-Spectrum Brands-Employees” of this report for further discussion on Spectrum Brands’ labor force subject to collective bargaining agreements. While Spectrum Brands currently expects to negotiate continuations to the terms of these agreements, there can be no assurances that it will be able to obtain terms that are satisfactory to it or otherwise to reach agreement at all with the applicable parties. In addition, in the course of its business, Spectrum Brands may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under its current collective bargaining agreements. Spectrum Brands’ increased exposure to collective bargaining agreements, whether on terms more or less favorable than its existing collective bargaining agreements, could adversely affect the operation of Spectrum Brands’ business, including through increased labor expenses. While Spectrum Brands intends to comply with all collective bargaining agreements to which it is subject, there can be no assurances that Spectrum Brands will be able to do so and any noncompliance could subject it to disruptions in its operations and materially and adversely affect its results of operations and financial condition.
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
Spectrum Brands expects to incur one-time costs in connection with integrating Spectrum Brands’ operations, products and personnel and those of the businesses Spectrum Brands acquires into a combined company, in addition to costs related directly to completing such acquisitions. Spectrum Brands would expect similar costs to be incurred with any future acquisition. These costs may include expenditures for:

•	employee redeployment, relocation or severance;

•	integration of operations and information systems;

•	combination of research and development teams and processes; and

•	reorganization or closures of facilities.
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
The successful execution of Spectrum Brands operational efficiency and multi-year restructuring initiatives are key to the long-term growth of its business.
Spectrum Brands continues to engage in targeted restructuring initiatives, such as the HHI Distribution Center Consolidation and GAC Business Rationalization Initiatives, to align Spectrum Brands’ business operations in response to current and anticipated future market conditions and investment strategy. Spectrum Brands will evaluate opportunities for additional initiatives to restructure or reorganize the business across its operating segments and functions with a focus on areas of strategic growth and optimizing operational efficiency. Significant risks associated with these actions may impair its ability to achieve the anticipated cost reduction or may disrupt its business including delays in shipping, implementation of workforce, redundant costs, and failure to meet operational targets. In addition, Spectrum Brands’ ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond Spectrum Brands’ control. If these estimates and assumptions are incorrect, experience delays, or if other unforeseen events occur, Spectrum Brands’ business and results of operation could be adversely affected. See Note 4 , Restructuring and Related Charges, to our Consolidated Financial Statements included elsewhere in this report for further details over restructuring related activity.

Risks Related to FGL’s and Front Street’s Businesses
The FGL Merger and Front Street Sale are subject to various closing conditions, including regulatory approvals.
As discussed in Item 1. “Business-FGL-The FGL Merger” and Item 1. “Business-Front Street”, the FGL Merger and Front Street Sale are each subject to a number of different closing conditions, some of which remain unsatisfied as of the date of this report. These closing conditions are outside of FGL and Front Street’s control and FGL and Front Street cannot predict with certainty whether all of the required closing conditions will be satisfied or waived or if other uncertainties may arise. In addition, regulators could impose additional requirements or obligations as conditions for their approvals, which may be burdensome. Despite FGL and Front Street’s best efforts, FGL and Front Street may not be able to satisfy the various closing conditions or obtain the necessary waivers or approvals in a timely fashion or at all, in which case the FGL Merger and/or Front Street Sale would be prevented or delayed.
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
The proposed FGL Merger and Front Street Sale and certain interim operating covenants that govern the conduct of FGL and Front Street’s business during the pendency of the FGL Merger Agreement and Front Street Purchase Agreement could cause disruptions to FGL and Front Street’s business and business relationships, which could have an adverse impact on FGL and Front Street’s results of operations, liquidity and financial condition. For example, the attention of FGL and Front Street’s management may be directed to FGL Merger and Front Street Sale-related considerations, FGL and Front Street’s current and prospective employees may experience uncertainty about their future roles with FGL and Front Street’s, which may adversely affect FGL and Front Street’s ability to retain and hire key personnel, and parties with which FGL and Front Street have business relationships, including customers, potential customers and distributors, may experience uncertainty as to the future of such relationships and seek alternative relationships or seek to alter their present business relationships with FGL and Front Street in a manner that negatively impacts FGL and Front Street.
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
State Regulation
FGL’s business is subject to government regulation in each of the states in which they conduct business and is concerned primarily with the protection of policyholders and other customers rather than shareholders. Such regulation is vested in state agencies having broad administrative and discretionary, authority with respect to many aspects of FGL’s business which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers and capital adequacy. At any given time, FGL and its insurance subsidiaries may be the subject of a number of ongoing financial or market conduct examinations, audits or inquiries. From time to time, regulators raise issues during such examinations or audits that could have a material impact on FGL’s business.
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
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy and rate filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. The regulator in FGL Insurance’s previous state of domicile, the MIA, completed a routine financial examination of FGL Insurance for the three-year period ended December 31, 2012. The NYDFS completed a routine financial examination of FGL NY Insurance for the three-year periods ended December 31, 2009 and is completing its exam for the period ended December 31, 2012. The Vermont Department of Financial Regulation completed a routine financial examination of Raven Re for the period from April 7, 2011 (commencement of business) through December 31, 2012. FGL Insurance is currently the subject of seven ongoing market conduct examinations or inquiries in various states. While FGL Insurance does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business, market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. As a result of its re-domestication to Iowa, FGL Insurance became subject to financial and market conduct examinations by the IID, the primary regulatory authority for Iowa domestic life insurance companies.
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
Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on current product offerings. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves. On June 10, 2016, the NAIC formally approved principle-based reserving for life insurance products with secondary guarantees, with an effective date of January 1, 2017. A three year transition period is available which delays application of the new guidance until January 1, 2020. Additionally, various statutory accounting guidance is being evaluated, including investment value of insurance subsidiaries.

Federal Regulation
In April 2016, the Department of Labor (“DOL”) issued the “fiduciary” rule which could have a material impact on FGL, its products, distribution, and business model. The rule provides that persons who render investment advice for a fee or other compensation with respect to an employer plan or individual retirement account (“IRA”) are fiduciaries of that plan or IRA. The rule expands the definition of fiduciary under ERISA to apply to insurance agents who advise and sell products to IRA owners. As a result, commissioned insurance agents selling FGL’s IRA products must qualify for a prohibited transaction exemption, either the newly introduced Best Interest Contract Exemption (“BICE”) or amended PTE 84-24. When fully implemented, BICE would apply to fixed indexed annuities and amended PTE 84-24 would apply to fixed rate annuities. The rule and exemptions have been the subject of much controversy and various actions have been taken by DOL to delay and reconsider aspects of the rule and exemptions. The rule took effect June 2016 and was scheduled to become applicable in April 2017 but the “applicability date” was delayed by DOL for 60 days from April 10, 2017 to June 9, 2017. DOL also acted to delay many aspects of the prohibited transaction exemption requirements during a transition period from June 9, 2017 to January 1, 2018 provided the agent (and if applicable, financial institution) comply with “impartial conduct standards.” The impartial conduct standards essentially require the sale to be in the “best interest” of the client, misleading statements not be made, and compensation be reasonable. More recently, DOL has proposed extending the transition period to July 1, 2019 which at the present time is still under consideration. Industry continues its efforts to overturn the rule in court actions and Congress continues to consider related legislation but the success or failure of these efforts cannot be predicted. Assuming the rule is not overturned and the requirements of the exemptions were to be implemented fully, the impact on the financial services industry generally, and on FGL and its business in particular, is difficult to assess. FGL believes however it could have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. A significant portion of FGL’s annuity sales are to IRAs. Compliance with the prohibited transaction exemptions when fully phased in would likely require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could adversely impact FGL’s business, results of operations and/or financial condition. FGL Insurance will continue to monitor developments closely and believes it is prepared to execute implementation plans as necessary to meet the rule and exemption requirements on the requisite applicability dates.
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
FGL and Front Street make certain assumptions and estimates regarding mortality, persistency, expenses, interest rates, tax liability, business mix, frequency of claims, contingent liabilities, investment performance, derivative cost and other factors related to their businesses and anticipated results. FGL and Front Street rely on these assumptions and estimates to determine the amounts of deferred acquisition cost (“DAC”) and value of business acquired (“VOBA”) policy liabilities and accruals, future earnings and various components of their consolidated balance sheets and income statements. These assumptions are also used in making decisions crucial to the operation of their business, including the pricing of products and expense structures related to products. The calculations FGL and Front Street use to estimate various components of their balance sheets and consolidated statements of operations are necessarily complex and involve analyzing and interpreting large quantities of data. The assumptions and estimates required for these calculations involve judgment and by their nature are imprecise and subject to changes and revisions over time. These assumptions and estimates incorporate many factors, none of which can be predicted with certainty. To the extent their actual experience and changes in estimates differ from original estimates and assumptions, FGL’s and Front Street’s businesses, Consolidated Statements of Operations and financial condition may be materially adversely affected. Accordingly, their results may be adversely affected by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.
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
For example, expectations that FGL’s investments in RMBS and CMBS will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value and considering the performance of the underlying assets. FGL has non-agency RMBS holdings of $1.3 billion as of September 30, 2017. It is possible that the collateral underlying these investments will not meet performance expectations and the lower performance levels may lead to adverse changes in the cash flows on FGL’s holdings of these types of securities. This could lead to potential future other-than-temporary impairments (“OTTI”) within FGL’s portfolio of RMBS, CMBS, and ABS. In addition, expectations that FGL’s investments in corporate securities or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through FGL’s normal credit surveillance process. It is possible that issuers of corporate securities in which FGL has invested will perform worse than current expectations. Such events may lead FGL to recognize potential future OTTI within its portfolio of corporate securities. The Insurance Operations recorded OTTI charges of approximately $26.3 million and $51.3 million for Fiscal 2017 and Fiscal 2016, respectively, inclusive of OTTI on investments in affiliates. It is also possible that unanticipated events would lead FGL to dispose of certain of those holdings and recognize the effects of any market movements in FGL’s financial statements.
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
Rating agencies assign ratings based upon several factors. While most of these factors relate to the rated company, some factors relate to the views of the rating agency, general economic conditions and circumstances outside the rated company’s control. In addition, rating agencies use various proprietary models and formulas to assess the strength of a rated company, and from time to time rating agencies have altered their models and may do so in the future in ways that negatively impact the financial strength ratings of FGL’s insurance subsidiaries and make it more difficult to maintain or obtain comparable ratings going forward. As rating agencies continue to evaluate the financial services industry, it is possible that rating agencies will heighten the level of scrutiny that they apply to financial institutions, increase the frequency and scope of their credit reviews, request additional information from the companies that they rate and potentially adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. It is possible that the outcome of any such review of FGL would have additional adverse ratings consequences, which could have a material adverse effect on FGL’s results of operations, financial condition and liquidity. FGL may need to take actions in response to changing standards or capital requirements set by any of the rating agencies which could cause FGL’s business and operations to suffer. If the financial strength ratings of FGL’s insurance subsidiaries are downgraded, FGL anticipates that its sales of new policies will be adversely impacted and that FGL could experience substantial surrenders of existing policies. In order to improve or maintain their financial strength ratings, FGL’s insurance subsidiaries may limit the amount of dividends that they would otherwise pay to FGL. In that regard, FGL may, among other things, implement business strategies to improve the RBC ratio of FGL’s insurance subsidiaries to a level anticipated by the rating agencies to maintain or improve FGL’s current rating. If FGL is unable to achieve this level, FGL may limit dividend payments from FGL Insurance to the extent necessary. FGL cannot guarantee these measures will be successful, and if FGL Insurance fails to maintain such a target RBC ratio, its financial strength rating could suffer. FGL cannot predict what actions rating agencies may take in the future, and failure to improve or maintain current financial strength ratings could adversely affect FGL’s financial condition and results of operations.
Following the announcement of the CF Corp Merger Agreement on May 24, 2017, the rating organizations have undertaken a review of FGL’s debt ratings and FGL’s insurance company subsidiaries’ financial strength ratings. The rating organizations may take various actions, positive or negative. Such actions are beyond FGL’s control and FGL cannot predict what these actions may be and the timing thereof.
FGH is required to maintain minimum ratings as a matter of routine practice under FGH’s over-the-counter derivative agreements on forms promulgated by ISDA Under some ISDA agreements, FGH has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by FGH or the counterparty would be dependent on the market value of the underlying derivative contracts. FGH’s current rating allows multiple counterparties the right to terminate ISDA agreements. As of September 30, 2017, the amount at risk for ISDA agreements which could be terminated based upon FGH’s current ratings was $412.8 million, which equals the fair value to FGH of the open over-the-counter call option positions. The fair value of the call options can never decrease below zero. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, FGH and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed predetermined thresholds. These thresholds vary by counterparty and credit rating but are generally zero. As of September 30, 2017 and 2016, $381.2 million and $127.8 million, respectively, of collateral was posted by FGH’s counterparties. Accordingly, the maximum amount of loss due to credit risk that FGH were to incur if parties to the call options failed completely to perform according to the terms of the contracts was $31.6 million and $147.4 million at September 30, 2017 and 2016, respectively.
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
In extreme equity market declines, the amount of additional statutory reserves, FGL’s insurance subsidiaries are required to hold for fixed indexed products may decrease at a rate less than the rate of change of the market value of the invested assets. This mismatch could result in a reduction of the capital, surplus or RBC ratio of FGL’s insurance subsidiaries. To the extent that an insurance subsidiary’s RBC ratios are deemed to be insufficient, FGL may take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If FGL is unable to take such actions, the rating agencies may view this as a reason for a ratings downgrade.
While the amount of statutory reserves is not directly affected by changes in market interest rates, additional statutory reserves may be required as the result of an asset adequacy analysis, and this analysis of cash flow testing is altered by rising or falling interest rates and widening credit spreads.
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
FGL’s insurance subsidiaries cede material amounts of insurance and transfer related assets and certain liabilities to other insurance companies through reinsurance. For example, a material amount of reinsured liabilities are concentrated with Wilton Re and Front Street Cayman. As of September 30, 2017, the amount recoverable from Wilton Re and Front Street Cayman was $1,534.7 million and $1,016.2 million, respectively. As of September 30, 2017, the reserves ceded to Wilton Re and Front Street Cayman was $1,477.2 million and $1,016.2 million, respectively. Given FGL’s significant concentration of reinsurance with Wilton Re, if Wilton Re fails to perform its obligations under the various reinsurance treaties, such failure could have a material impact on FGL’s financial position. See Part I, Item 1. “Business-Our Operating Subsidiaries-FGL-Reinsurance-Wilton Re Transaction”. However, notwithstanding the transfer of related assets and certain liabilities, FGL remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed. Accordingly, FGL bears credit risk with respect to its reinsurers. The failure, insolvency, inability or unwillingness of any reinsurer to pay under the terms of reinsurance agreements with FGL could materially adversely affect FGL’s business, financial condition and results of operations. To mitigate the counterparty risk for the Front Street Cayman transaction, the assets are held on FGL Insurance’s balance sheet and are used as collateral in the event of a failure. For Wilton Re, A+ rated from Fitch, FGL monitors the credit rating. During 2014 Wilton Re announced their purchase by Canadian Pension Plan Investment Board, (“CCIB”), an AAA rated organization. With the capital resources of CCIB behind Wilton Re, FGL believes the counterparty risk is low. See Part I, Item 1A.“Business-Our Operating Subsidiaries-FGL-Reinsurance-Wilton Re Transaction”.
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
The NAIC and state insurance regulators continue to review life insurance companies’ use of affiliated captive reinsurers or off-shore entities. On June 4, 2014, Rector & Associates, a consulting firm commissioned by the NAIC, presented a revised report (the “Rector Report”) to the Principle-Based Reserving Implementation Task Force of the NAIC which proposes a new regulatory framework for captives assuming term life insurance (“XXX”) or universal life insurance with secondary guarantees (“AXXX”) business, and recommends, among other things, placing limitations on the types of assets that may be used to finance reserves associated with XXX and AXXX business and making an individual state’s adoption of the new regulations contemplated by the report an NAIC accreditation standard. On August 17, 2014, the NAIC Executive (EX) Committee adopted the regulatory framework proposed by the Rector Report, including recommendations to have various NAIC technical subgroups propose regulations and guidelines to implement the new framework. These technical working groups are in various stages of developing and proposing regulations and guidelines. On October 9, 2014, the NAIC’s Principle-Based Reserving Implementation Task Force voted to expose for comment a new Actuarial Guideline (AG48) designed to implement many of the recommendations in the Rector Report related to the amount of assets that may be supported by different asset classes in connection with certain transactions involving captive reinsurance companies. AG48 was adopted effective January 1, 2015 and did not materially impact FGL’s financial statements or actuarial opinion.
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
FGL and Front Street offer certain products that allow policyholders to withdraw their funds under defined circumstances. In order to meet such funding obligations, FGL and Front Street manage their liabilities and configure their investment portfolios so as to provide and maintain sufficient liquidity to support expected withdrawal demands and contract benefits and maturities. However, in order to provide necessary long-term returns, a certain portion of FGL’s and Front Street’s assets are relatively illiquid. There can be no assurance that withdrawal demands will match FGL’s and Front Street’s estimation of withdrawal demands. However, in an effort to mitigate this risk, FGL and Front Street assess surrender charges on withdrawals in excess of allowable penalty-free amounts that occur prior to surrender expiration. As interest rates increase, FGL and Front Street are exposed to the risk of financial disintermediation through a potential increase in the number of withdrawals. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring FGL and Front Street to liquidate assets in an unrealized loss position. If FGL and Front Street experience unexpected withdrawal activity, whether as a result of interest rate movements financial strength downgrades or otherwise, it could exhaust its liquid assets and be forced to liquidate other less liquid assets, possibly at a loss or on other unfavorable terms, which could have a material adverse effect on FGL’s and Front Street’s business, financial condition and results of operations. Additionally, FGL and Front Street may experience spread compression, and a loss of anticipated earnings, if credited interest rates are increased on renewing contracts in an effort to decrease or manage withdrawal activity.
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
FGL’s expectation for future interest earnings and spread income is an important component in amortization of DAC and VOBA and significantly lower interest earnings or spreads may cause FGL to accelerate amortization, thereby reducing net income in the affected reporting period. An extended period of declining interest rates or a prolonged period of low interest rates may also cause FGL or Front Street to change their long-term view of the interest rates that they can earn on their investments. Such a change in FGL’s or Front Street’s view would cause them to change the long-term interest rate that they assume in their calculation of insurance assets and liabilities under U.S. GAAP. This revision would result in increased reserves and other unfavorable consequences. In addition, while the amount of statutory reserves is not directly affected by changes in market interest rates, additional statutory reserves may be required as the result of an asset adequacy analysis, which is altered by rising or falling interest rates and widening credit spreads.
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
During periods of increasing market interest rates, FGL may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and FGL may increase crediting rates on in-force products to keep these products competitive. Increases in crediting rates, as well as surrenders and withdrawals, could have a material adverse effect on FGL’s business, financial condition and results of operations. In addition, if long-term interest rates rise dramatically within a six- to twelve-month time period, certain of FGL’s products may be exposed to disintermediation risk. Higher interest rates may increase the cost of debt and other obligations having floating rate or rate reset provisions and may result in lower sales of other products. A rise in interest rates, in the absence of other countervailing changes, will increase the gross unrealized loss position of FGL’s investment portfolio which will decrease FGL’s accumulated other comprehensive income and shareholders’ equity. FGL’s gross unrealized loss on FGL’s available for sale (“AFS”) portfolio was $138.5 million as of September 30, 2017 compared to $268.2 million as of September 30, 2016.
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
As of September 30, 2017 and 2016, Front Street’s most significant exposure related to the securities underlying the funds withheld receivables was to the financial sector and the energy, mining and metals industries. See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”
In addition, market volatility can make it difficult for FGL and Front Street to value certain of their assets, especially if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period-to-period changes that could have an adverse impact on FGL’s and Front Street’s results of operations or financial condition.
FGL is exposed to credit loss in the event of non-performance by its counterparties on call options. FGL seeks to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, but there can be no assurance that FGL will not suffer losses in the event of counterparty non-performance. As of September 30, 2017 and 2016, $381.2 million and $127.8 million, respectively, of collateral was posted by FGL’s counterparties. Accordingly, the maximum amount of loss due to credit risk that FGL would incur if parties to the call options failed completely to perform according to the terms of the contracts was $31.6 million and $147.4 million at September 30, 2017 and 2016, respectively.
Equity market volatility could negatively impact FGL’s or Front Street’s business.
Equity market volatility can negatively affect FGL’s or Front Street’s revenues and profitability in various ways, particularly as a result of guaranteed minimum withdrawal or surrender benefits in their products. The estimated cost of providing GMWB incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in FGL’s or Front Street’s revenues and net income. The rate of amortization of DAC and VOBA relating to FIA products and the cost of providing guaranteed minimum withdrawal or surrender benefits could also increase if equity market performance is worse than assumed, hence materially and adversely impacting FGL’s or Front Street’s results of operations and financial condition.
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
Based on FGL’s current assessment of future taxable income, including available tax planning strategies, FGL anticipates that it is more likely than not that FGL will generate sufficient taxable income to realize all of their deferred tax assets as to which

FGL does not have a valuation allowance. If future events differ from FGL’s current forecasts, the valuation allowance may need to be increased from the current amount, which could have a material adverse effect on FGL’s capital position, business, operations and financial condition. Based on declining conditions on its operating results and after consideration of each source of taxable income, Front Street determined it does not have sufficient taxable income to realize its deferred tax assets and increased from the current amount to a full valuation allowance.
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
FGL and Front Street are highly dependent on automated and information technology systems to record and process their internal transactions and transactions involving their customers, as well as to calculate reserves, value-invested assets and complete certain other components of their U.S. GAAP and statutory financial statements. FGL or Front Street could experience a failure of one of these systems, their employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or their employees or agents could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or implementing modifications to an existing system. Despite the implementation of security and back-up measures, FGL’s and Front Street’s information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors and similar disruptions. FGL or Front Street may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond their control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where FGL and Front Street rely on outside vendors, including NT Data (formerly “Dell”), to provide services to FGL and Front Street, to provide services to them and their customers. The failure of any one of these systems for any reason, or errors made by FGL’s or Front Street’s employees or agents, could in each case cause significant interruptions to their respective operations, which could harm their reputations, adversely affect their internal controls over financial reporting, or have a material adverse effect on FGL’s or Front Street’s business, results of operations and financial condition.
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
FGL’s and Front Street’s insurance subsidiaries’ long-term strategic capital requirements will depend on many factors, including their accumulated statutory earnings and the relationship between their statutory capital and surplus and various elements of required capital. To support long-term capital requirements, FGL, Front Street and their insurance subsidiaries may need to increase or maintain statutory capital and surplus through financings, which could include debt, equity, financing arrangements or other surplus relief transactions. Adverse market conditions have affected and continue to affect the availability and cost of capital from external sources. Neither FGL nor Front Street are obligated, they may choose not or, may not be able to, provide financing or make capital contributions to their insurance subsidiaries. Consequently, financings, if available at all, may be available only on terms that are not favorable to FGL or Front Street or their insurance subsidiaries. If FGL’s or Front Street’s insurance subsidiaries cannot maintain adequate capital, they may be required to limit growth in sales of new policies, or reinsurance treaties (each as applicable), and such action could materially adversely affect FGL’s or Front Street’s business, operations and financial condition.
Accounting rules, changes to accounting rules, or the grant of permitted accounting practices to competitors could negatively impact FGL and Front Street.
FGL and Front Street are required to comply with U.S. GAAP. A number of organizations are instrumental in the development and interpretation of U.S. GAAP, such as the SEC, the FASB and the American Institute of Certified Public Accountants. U.S. GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting issues and to interpret existing accounting guidance. FGL nor Front Street cannot assure you that future changes to U.S. GAAP will not have a negative impact on FGL or Front Street. U.S. GAAP includes the requirement to carry certain assets and liabilities at fair value. These fair values are sensitive to various factors including, but not limited to, interest rate movements, credit spreads, and various other factors. Because of this, changes in these fair values may cause increased levels of volatility in FGL’s and Front Street’s consolidated financial statements.
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
In addition, lower persistency may result in higher or more rapid amortization of DAC and VOBA, which would result in higher unit costs and lower reported earnings. Although many of FGL’s products contain surrender charges, such charges decrease over time and may not be sufficient to cover the unamortized DAC and VOBA costs with respect to the insurance policy or annuity contract being surrendered.
There may be adverse consequences if the independent contractor status of FGL’s IMOs is successfully challenged.
FGL sells its products through a network of approximately 200 IMOs representing approximately 37,000 independent agents and managing general agents. FGL currently treats these IMOs as independent contractors who own their own businesses. However, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status of the IMOs are subject to change or interpretation by various authorities. If a federal, state or local authority or court enacts legislation or adopts regulations or adopts an interpretation that changes the manner in which employees and independent contractors are classified or makes any adverse determination with respect to some or all of FGL’s independent contractors, FGL could incur significant costs in complying with such laws, regulations or interpretations, including, in respect of tax withholding, social security payments and recordkeeping, or FGL could be held liable for the actions of such independent contractors or may be required to modify its business model, any of which could have a material adverse effect on FGL’s business, financial condition and results of operations. In addition, there is the risk that FGL may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state or local tax or employment laws. Further, if it were determined that FGL’s IMOs should be treated as employees, FGL could possibly incur additional liabilities with respect to any applicable employee benefit plan.

If FGL is unable to attract and retain national marketing organizations and independent agents, sales of FGL’s products may be reduced.
FGL must attract and retain its network of IMOs and independent agents to sell its products. Insurance companies compete vigorously for productive agents. FGL competes with other life insurance companies for marketers and agents primarily on the basis of FGL’s financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than FGL does. FGL’s competitiveness for such marketers and agents also depends upon the long-term relationships FGL develops with them. FGL’s most important IMOs (those who are able to meet certain production targets) are referred to as “Power Partners”. FGL currently has 32 Power Partners that accounted for approximately 95.0% of FGL’s Fiscal 2016 sales volume. There can be no guaranty that such relationships will continue in the future. If FGL is unable to attract and retain a sufficient number of marketers and agents to sell its products, FGL’s ability to compete and its revenues would suffer.
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
Spectrum Brands
The following lists Spectrum Brands’ principal owned or leased administrative, manufacturing, packaging, and distribution facilities at September 30, 2017:
Corporate and Administrative

Location	Function / Use	Owned / Leased
U.S. Locations
Middleton, Wisconsin	World Headquarters & GBA Headquarters	Leased
Danbury, Connecticut	GAC Headquarters	Leased
Earth City, Missouri	Pet, Home & Garden Headquarters	Leased
Lake Forest, California	HHI Headquarters	Leased
Miami Lakes, Florida	Latin America Headquarters	Leased
Non-U.S. Locations
Manchester, England	UK Headquarters	Owned
Mentone, Australia	APAC Headquarters	Leased
Sulzbach, Germany	Europe Headquarters	Leased
Mississauga, Canada	Canada Headquarters	Leased
Shared Operations and Sales Offices

Location	Function / Use	Owned / Leased
U.S. Locations
Alpharetta, Georgia	Platform sales	Leased
Bentonville, Arkansas	Platform sales	Leased
Minneapolis, Minnesota	Platform sales	Leased
Mooresville, North Carolina	Platform sales	Leased
Middleton, Wisconsin	Design and testing	Leased
Non-U.S. Locations
Concord, Canada	Distribution	Leased
Mentone, Australia	Distribution	Leased
Wolverhampton, England	Distribution	Owned
Shenzhen, China	Distribution	Leased

Global Batteries and Appliances (GBA)

Location	Function / Use	Owned / Leased
U.S. Locations
Fennimore, Wisconsin	Battery Manufacturing	Owned
Portage, Wisconsin	Battery Manufacturing	Owned
DeForest, Wisconsin	Distribution	Leased
Dixon, Illinois	Distribution	Leased
Redlands, California	Distribution	Leased
Non-U.S. Locations
Dischingen, Germany	Battery Manufacturing	Leased
Guatemala City, Guatemala	Battery Manufacturing	Owned
Cavaleiro, Brazil	Battery Manufacturing	Owned
Washington, UK	Battery Manufacturing	Leased
Ellwangen-Neunheim, Germany	Distribution	Leased
Guatemala City, Guatemala	Distribution	Owned
Santo Domingo, Dominican Republic	Distribution	Owned
Middleton, Wisconsin	Research & Development	Leased
Home & Hardware Improvement (HHI)

Location	Function / Use	Owned / Leased
U.S. Locations
Charlotte, North Carolina	Distribution	Leased
Edgerton, Kansas	Distribution	Leased
Houston, Texas	Manufacturing & Distribution	Leased
Lititz, Pennsylvania	Manufacturing & Distribution	Leased
Denison, Texas	Manufacturing	Leased
Birmingham, Alabama	Distribution	Leased
Dallas, Texas	Distribution	Leased
Denison, Texas	Distribution	Owned
Elkhart, Indiana	Distribution	Leased
Mira Loma, California	Distribution	Leased
Non-U.S. Locations
Mexicali, Mexico	Manufacturing & Distribution	Leased
Chia-Yi, Taiwan	Manufacturing	Leased
Nogales, Mexico	Manufacturing	Owned
Subic Bay, Philippines	Manufacturing	Owned
Xiamen, China	Manufacturing	Leased
Xiaolan, China	Manufacturing	Leased
Brockville, Canada	Distribution	Leased

Global Pet Supplies (PET)

Location	Function / Use	Owned / Leased
U.S. Locations
Blacksburg, Virginia	Manufacturing	Owned
Bridgeton, Missouri	Manufacturing	Leased
Noblesville, Indiana	Manufacturing	Owned
St. Louis, Missouri	Manufacturing	Leased
Edwardsville, Illinois	Distribution	Leased
Riverview, Florida	Research & Development	Leased
Non-U.S. Locations
Bogota, Colombia	Manufacturing & Distribution	Leased
Melle, Germany	Manufacturing & Distribution	Owned
Ambato, Ecuador	Manufacturing	Leased
Coevorden, Netherlands	Manufacturing	Owned
Leon, Mexico	Manufacturing	Leased
Phnom Penh, Cambodia	Manufacturing	Leased
Home & Garden (H&G)

Location	Function / Use	Owned / Leased
U.S. Locations
St. Louis, Missouri	Manufacturing	Leased
Edwardsville, Illinois	Distribution	Leased
Global Auto Care (GAC)

Location	Function / Use	Owned / Leased
U.S. Locations
Dayton, Ohio	Manufacturing & Distribution	Leased
Non-U.S. Locations
Ebbw Vale, Gwent, Wales	Manufacturing & Distribution	Leased
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
FGL
FGL leases its headquarters at 601 Locust Street, Des Moines, Iowa, and subleases properties in Baltimore, Maryland and Lincoln, Nebraska for legal, claims and processing needs. Such leases expire December 2020, May 2021 and January 2022, respectively. FGL believes that its existing facilities are suitable and adequate for its present purposes.
Front Street
Front Street leases its headquarters at Sterling House, 16 Wesley Street, Hamilton HM CX, Bermuda. This lease expires in May 2018. Front Street believes its existing facilities are suitable and adequate for its present purposes.

Item 3.	Legal Proceedings
See Part IV, Item 15. “HRG Group, Inc. and Subsidiaries Index of Consolidated Financial Statements, Note 21, Commitments and Contingencies — Legal and Environmental Matters to HRG’s Consolidated Financial Statements” included elsewhere in this report.

Item 4.         Mine Safety Disclosures
Not applicable.

PART II
Unless otherwise indicated in Part II of this annual report on Form 10-K (this “Form 10-K”) or the context requires otherwise, in this Form 10-K, references to the “Company,” “HRG,” “we,” “us” or “our” refer to HRG Group, Inc. and, where applicable, its consolidated subsidiaries; “FGH” refers to Fidelity & Guaranty Life Holdings, Inc. and, where applicable, its consolidated subsidiaries; “FGL” refers to Fidelity & Guaranty Life and, where applicable, its consolidated subsidiaries; “Fiscal 2013” refers to the fiscal year ended September 30, 2013; “Fiscal 2014” refers to the fiscal year ended September 30, 2014; “Fiscal 2015” refers to the fiscal year ended September 30, 2015; “Fiscal 2016” refers to the fiscal year ended September 30, 2016; “Fiscal 2017” refers to the fiscal year ended September 30, 2017; “Fiscal 2018” refers to the fiscal year ending September 30, 2018; “Front Street” refers to Front Street Re (Delaware) Ltd. and, where applicable, its consolidated subsidiaries; “Front Street Cayman” refers to Front Street Re Cayman Ltd.; “Front Street Bermuda” refers to Front Street Re Ltd.; “HGI Energy” refers to HGI Energy Holdings, LLC and, where applicable, its consolidated subsidiaries; “HGI Funding” refers to HGI Funding, LLC and, where applicable, its consolidated subsidiaries; “Salus” refers to Salus Capital Partners, LLC and, where applicable, its consolidated subsidiaries; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; and “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange and trades under the symbol “HRG.” The high and low sales prices for our common stock for each quarterly period for the last two years are shown in the following table.

	High	Low
Fiscal 2017
First Quarter	$16.08	$14.07
Second Quarter	19.50	15.20
Third Quarter	20.17	17.25
Fourth Quarter	17.90	14.75
Fiscal 2016
First Quarter	$14.11	$11.63
Second Quarter	14.04	10.29
Third Quarter	14.59	12.50
Fourth Quarter	16.39	13.14
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
As of November 14, 2017, there were approximately 1,449 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of September 30, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by security holders	4,719	$9.83	8,721
Equity compensation plans not approved by security holders	—	—	—
Total	4,719	$9.83	8,721

Equity Plans
Our stockholders approved the adoption of the HRG Group, Inc. 2011 Omnibus Equity Award Plan (formerly, Harbinger Group Inc. 2011 Omnibus Equity Award Plan), as amended (the “2011 Plan”), pursuant to which incentive compensation and performance compensation awards may be provided to employees, directors, officers and consultants of the Company or of its subsidiaries or their respective affiliates. The 2011 Plan authorizes the issuance of up to 24 million shares of common stock, par value $0.01 per share, of the Company. In addition, our stockholders approved the adoption of the Harbinger Group Inc. 2014 Warrant Plan (the “2014 Warrant Plan”) pursuant to which the Company awarded, Philip Falcone, its former Chief Executive Officer, warrants representing the right to purchase approximately 3 million shares of our common stock, at an exercise price of $13.125 per share. A portion of the warrants, representing 600 thousand shares, vested immediately upon approval of the grant, and the remainder would vest in equal installments on March 10, 2015, 2016, 2017 and 2018. At September 30, 2017, there were 0.6 million warrants outstanding and not yet vested. The description of the 2011 Plan and 2014 Warrant Plan above is qualified in its entirety by reference to the full text of the 2011 Plan and 2014 Warrant Plan. Refer to Note 20, Stock-based Compensation, to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for additional information.
Share Repurchases
On May 8, 2014, our board of directors authorized us to enter into a repurchase program, which replaced our prior share repurchase program. This share repurchase program authorized us to repurchase up to $100.0 million of shares of our common stock, subject to certain restrictions and provisions. During Fiscal 2015, HRG purchased 1.7 million shares of its outstanding common stock for an aggregate purchase price of $22.2 million under this program. During Fiscal 2017 and 2016, HRG did not repurchase any of its outstanding common stock. As of September 30, 2017, under this program we had repurchased a total of 6.9 million shares of our common stock, at an aggregate repurchase price of $87.7 million with $12.3 million remaining value of the shares that may yet to be purchased. This program does not have an expiration date. We may from time to time, and at any time, elect to increase the amount of shares authorized under our repurchase program, authorize a new repurchase program or repurchase shares of our Common Stock in privately negotiated transactions or we may determine to terminate, suspend, discontinue, modify and/or reinstate one or more of such programs.
Recent Sales of Unregistered Securities
None.
Stock Performance Graph
Set forth below is a line-graph presentation comparing the cumulative stockholder return on our common stock against cumulative total returns of the following: (a) the Russell 2000 and (b) a peer group of companies consisting of Leucadia, Carlisle Companies Inc., Apollo Global Management, LLC and Standex International Corp. The performance graph shows the total return on an investment of $100 for the period beginning September 30, 2012 and ending September 30, 2017. The Company believes that the peer group of companies provides a reasonable basis for comparing total stockholder returns. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we will not make or endorse any predictions as to future stockholder returns. The graph and related data were furnished by Research Data Group, Inc.

Item 6.	Selected Financial Data
The following table sets forth certain selected historic financial information for the periods and as of the dates presented and should be read in conjunction with our accompanying consolidated financial statements and the related notes thereto referenced in Item 8 of this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report. Certain prior year amounts have been reclassified or combined to conform to the current year presentation, including reclassifications to reflect the presentation of discontinued operations and assets and liabilities of businesses held for sale. All amounts are in millions, except for per share amounts.

	Fiscal
	2017	2016	2015	2014	2013
Income Statement Data(1):
Revenues (2)	$5,008.5	$5,048.6	$4,753.8	$4,482.6	$4,114.5
Operating income(3)	516.3	573.5	179.1	354.8	270.4
Interest expense (4)	(360.1)	(402.5)	(407.8)	(307.4)	(505.4)
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	(12.7)	(101.6)
Net income (loss) from continuing operations	102.9	144.2	(219.7)	(36.3)	(367.0)
Income (loss) from discontinued operations, net of tax	170.3	(178.1)	(292.7)	138.0	298.0
Net income (loss) (5)	273.2	(33.9)	(512.4)	101.7	(69.0)
Net income (loss) attributable to controlling interest	106.0	(198.8)	(556.8)	(10.3)	(45.8)
Preferred stock dividends, accretion and loss on conversion	—	—	—	73.6	48.4
Net income (loss) attributable to common and participating preferred stockholders	106.0	(198.8)	(556.8)	(83.9)	(94.2)
Per Share Data(1):
Amounts attributable to controlling interest:
Net loss from continuing operations	$(20.6)	$(1.6)	$(242.1)	$(194.7)	$(392.2)
Net income (loss) from discontinued operations	126.6	(197.2)	(314.7)	110.8	298.0
Net income (loss) attributable to controlling interest	$106.0	$(198.8)	$(556.8)	$(83.9)	$(94.2)

Net income (loss) per common share:
Basic loss from continuing operations	$(0.10)	$(0.01)	$(1.22)	$(1.19)	$(2.80)
Basic income (loss) from discontinued operations	0.63	(0.99)	(1.59)	0.68	2.13
Basic	$0.53	$(1.00)	$(2.81)	$(0.51)	$(0.67)

Diluted loss from continuing operations(6)	$(0.10)	$(0.01)	$(1.22)	$(1.19)	$(2.80)
Diluted income (loss) from discontinued operations(6)	0.63	(0.99)	(1.59)	0.68	2.13
Diluted	$0.53	$(1.00)	$(2.81)	$(0.51)	$(0.67)

Weighted average common shares outstanding:
Basic	200.0	198.4	198.1	162.9	139.9
Diluted (6)	200.0	198.4	198.1	162.9	139.9

Balance Sheet Data (at year end):
Cash and cash equivalents(1)	$270.1	$465.2	$643.2	$671.4	$633.0
Total assets	35,849.7	33,580.1	32,594.4	30,394.0	28,200.4
Total debt	5,774.1	5,525.8	6,046.9	4,908.4	4,620.4
Total shareholders’ equity	1,946.9	1,817.2	1,588.1	2,257.0	1,133.5

(1)
FGL and Front Street, collectively (the “Insurance Operations”) are classified as discontinued operations for all periods presented. In addition, following the completion of the sale of Compass Production Partners, LP (“Compass”) in Fiscal 2016, the Company no longer owns, directly or indirectly, any oil and gas properties and as a result, the results of Compass were presented as discontinued operations for Fiscal 2016, Fiscal 2015, Fiscal 2014 and Fiscal 2013. In addition, cash and cash equivalents excludes the cash and cash equivalents from the Insurance Operations (businesses classified as held for sale) and Compass.

(2)
Fiscal 2017 operating results include the PetMatrix, LLC (“PetMatrix”) business operations since June 1, 2017 and GloFish branded operations (“GloFish”) business operations since May 12, 2017. Fiscal 2015 operating results include the Armored AutoGroup (“AAG”) business operations since the acquisition date of May 21, 2015, Salix Animal Health LLC (“Salix”) operations since the acquisition date of January 16, 2015; European IAMS and Eukanuba pet food business (“European IAMS and Eukanuba”) operations since the acquisition date of December 31, 2014; and Tell Manufacturing, Inc. (“Tell”) operations since the acquisition date of October 1, 2014. The AAG business contributed $160.5 million in revenues and recorded an operating profit of $21.8 million for the period from May 21, 2015 through September 30, 2015. Fiscal 2014 operating results include the Liquid Fence Company (“Liquid Fence”) operations since the acquisition date of January 2, 2014. Fiscal 2013 operating results includes the Hardware & Home Improvement business (“HHI business”) operations since the acquisition date of December 17, 2012. The HHI business contributed $869.6 million in revenues and recorded an operating profit of $88.7 million for the period from December 30, 2012 through September 30, 2013.

(3)
In Fiscal 2017, operating income included an impairment of indefinite-lived intangible assets of $16.3 million. In Fiscal 2016, HRG recorded a loan loss provision of $12.8 million for credit losses on Salus’ asset-based loan portfolio and impairments of $10.7 million to goodwill of CorAmerica Capital, LLC (“CorAmerica”). In addition, a $4.7 million impairment on indefinite-lived intangible asset was recorded due to the reduction in value of certain tradenames in response to changes in Spectrum Brands’ strategy. In Fiscal 2015, HRG recorded $88.0 million loan loss provision related to deterioration in Salus’ asset-based loan portfolio, including $60.7 million related to the bankruptcy of RadioShack Corporation (“RadioShack”), a significant Salus borrower. HRG also recorded impairments of $60.2 million to goodwill and the intangible assets as a result of the change of strategic direction of HRG’s former subsidiary, Frederick’s of Hollywood Group Inc. (“FOH”). In April 2015, FOH, its parent company, FOHG Holdings, LLC and their subsidiaries (together, “FOHG”) filed for bankruptcy, and any remaining assets and liabilities were deconsolidated. Upon deconsolidation, HRG recognized a gain of $38.5 million, primarily resulting from the elimination of FOH’s cumulative historical losses. Following the completion of the bankruptcy of FOHG, such entities ceased to be subsidiaries of HRG. Fiscal 2015 also includes $61.1 million of acquisition and integration-related charges, a portion of which was associated with the AAG business acquisition. Fiscal 2013 includes $53.2 million of acquisition and integration-related charges principally associated with the HHI business acquisition.

(4)
Fiscal 2017, Fiscal 2016, Fiscal 2015, Fiscal 2014 and Fiscal 2013 interest expenses included $6.5 million, $21.4 million, $58.8 million, $9.2 million and $210.1 million, respectively, related to the refinancing, prepayment and/or amendment of various senior debt. Such charges include cash fees and expenses of $4.6 million, $15.6 million, $46.0 million, $0.0 million and $181.2 million, respectively, and non-cash charges for write-off and accelerated amortization of unamortized debt issuance costs and discount/premium of $1.9 million, $5.8 million, $12.8 million, $9.2 million and $28.9 million, respectively.

(5)
Fiscal 2017, Fiscal 2016, Fiscal 2015, Fiscal 2014 and Fiscal 2013 income tax expense of $48.3 million, $31.6 million, $39.6 million, $59.3 million and $26.3 million, respectively, include non-cash charges (benefits) of approximately $79.6 million, $(45.7) million, $190.8 million, $(31.0) million and $152.9 million, respectively, resulting primarily from an increase (decrease) in the valuation allowance against certain net deferred tax assets.

(6)
See Note 24, Earnings per Share, to our Consolidated Financial Statements included elsewhere in this report for further details regarding the calculation of net income (loss) per common share. In Fiscal 2014, diluted weighted average common shares outstanding did not reflect the conversion effect of the Company’s Series A Participating Convertible Preferred Stock (“Series A Preferred Shares”) and the Company’s Series A-2 Participating Convertible Preferred Stock (“Series A-2 Preferred Shares”, together with the Series A Preferred Shares, the “Preferred Stock”) for the portion of the period that these securities were outstanding, or the exercise of dilutive common stock equivalents as both would be antidilutive. In Fiscal 2013, diluted weighted average common shares outstanding did not reflect any conversion effect of the Preferred Stock or the exercise of dilutive common stock equivalents as both would be antidilutive. For Fiscal 2017, Fiscal 2016 and Fiscal 2015, the conversion effect of the Preferred Stock had no impact on the diluted weighted average common shares as the Preferred Stock was converted in the third quarter of Fiscal 2014.

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
HRG Overview
We are a holding company that conducts its operations principally through its operating subsidiaries. As of September 30, 2017, our principal operations were conducted through subsidiaries that offer branded consumer products and related businesses (Spectrum Brands); and insurance and reinsurance services (FGL and Front Street). In addition, we own 99.5% of NZCH Corporation, a public shell company, and Salus, which was established to serve as a secured asset-based lender and is in the process of completing the wind-down of its business. From time to time, we may manage a portion of our available cash and engage in other activities through our wholly-owned subsidiaries, HGI Funding, LLC (“HGI Funding”) and HGI Energy Holdings, LLC (“HGI Energy”).
We currently present the results of our operations in two reportable segments: (i) Consumer Products, which consists of Spectrum Brands; and (ii) Corporate and Other, which includes Salus, NZCH, HGI Funding and HGI Energy. As further described below, our Insurance Operations are presented as discontinued operations.
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
On May 24, 2017, FGL entered into an Agreement and Plan of Merger and Front Street entered into a Share Purchase Agreement, see “Discontinued Operations” section below and Note 1, Basis of Presentation and Nature of Operations to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for additional information. As a result, our ownership interest in our Insurance Operations has been classified as held for sale in the accompanying Consolidated Balance Sheets and as discontinued operations in the accompanying Consolidated Statements of Operations and the Consolidated Statements of Cash Flows and reported separately for all periods presented. See Note 5, Divestitures to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for additional information.
During the fourth quarter of Fiscal 2016, HGI Energy completed the sale of its equity interests in Compass to a third party (the “Compass Sale”). Following the completion of the Compass Sale, the Company no longer owns, directly or indirectly, any oil and gas properties and, accordingly, the results of Compass are presented as discontinued operations in the accompanying Consolidated Statements of Operations. See Note 5, Divestitures to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for additional information.

Highlights for Fiscal 2017:
Significant Transactions and Activity
Consumer Products Segment

•
On June 1, 2017, Spectrum Brands completed the acquisition of PetMatrix, a manufacturer and marketer of rawhide-free dog chews consisting primarily of the DreamBone® and SmartBones® brands. The results of PetMatrix’s operations since June 1, 2017 are included in the Company’s Consolidated Statements of Operations and reported within the Consumer Products segment for Fiscal 2017.

•
On May 12, 2017, Spectrum Brands entered into an asset purchase agreement for the acquisition of assets consisting of the GloFish branded operations, including transfer of the GloFish® brand, related intellectual property and operating agreements. The GloFish operations consist of the development and licensing of fluorescent fish for sale through retail and online channels. The results of GloFish’s operations since May 12, 2017 are included in the Company’s Consolidated Statements of Operations and reported within the Consumer Products segment for Fiscal 2017.

•	On May 18, 2017, Spectrum Brands completed the purchase of the remaining 44.0% non-controlling interest of Shaser, Inc. (“Shaser”) for $12.6 million.

•
On June 10, 2017, Spectrum Brands initiated a voluntary safety recall of various rawhide chew products for dogs sold by our Consumer Products segment due to possible chemical contamination. Spectrum Brands recognized a loss of $35.8 million for Fiscal 2017 associated with the recall, which comprised of inventory write-offs of $15.0 million, customer losses of $7.1 million and $13.7 million of incremental costs to dispose of product and operational expenses due to a temporary shutdown of production facilities. Spectrum Brands suspended production at facilities impacted by the product safety recall and completed a comprehensive manufacturing review and recommenced production during Fiscal 2017. See Note 21, Commitments and Contingencies to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for additional information.

•
During Fiscal 2017, Spectrum Brands entered into the following four amendments to the credit agreement governing its term loans (“Credit Agreement”): (i) reduced the interest rate margins applicable to the U.S. dollar denominated term loan facility (the “USD Term Loan”) to adjusted International Exchange London Interbank Offered Rate (“LIBOR”) subject to a 0.75% floor plus margin of 2.50% per annum, or base rate with a 1.75% floor plus margin of 1.50% per annum; (ii) expanded the overall capacity of its revolving credit facility (the “Revolver Facility”) to $700.0 million, reducing the interest rate margin to either adjusted LIBOR plus margin ranging from 1.75% to 2.25%, or base rate plus margin ranging from 0.75% to 1.25%, reducing the commitment fee to 35 bps, and extending the maturity to March 2022; (iii) reduced the interest rate margins applicable to its USD Term Loan to either adjusted LIBOR plus margin of 2.00% per annum, or base rate plus margin of 1.00% per annum; and (iv) increased its USD Term Loan by $250.0 million of incremental borrowings and removing the floor which both LIBOR and base rates were subject to.

•	On May 24, 2017, Spectrum Brands extinguished its Euro denominated term loan facility.

•
On September 20, 2016, Spectrum Brands issued €425.0 million aggregate principal amount of 4.00% unsecured notes due 2026 (the “4.00% Notes”). The proceeds from the 4.00% Notes were used to repay Spectrum Brands’ outstanding 6.375% unsecured notes due 2020 (the “6.375% Notes”) and pay fees and expenses in connection with the refinancing. Spectrum Brands repurchased $390.3 million aggregate principal amount of the 6.375% Notes through a cash tender offer on September 20, 2016, with the remaining outstanding aggregate principal amount of $129.7 million subsequently redeemed by Spectrum Brands during Fiscal 2017.

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

•
On January 13, 2017, the Company entered into a loan agreement (“2017 Loan”), pursuant to which it may borrow up to an aggregate amount of $150.0 million. The 2017 Loan bears interest at an adjusted LIBOR plus 2.35% per annum, payable quarterly and a commitment fee of 75 bps. As of September 30, 2017, the Company had drawn $50.0 million under the 2017 Loan. The maturity date of the 2017 Loan is July 13, 2018, with an option for early termination by the borrower.

•
On November 17, 2016, the Company announced that its Board of Directors had initiated a process to explore and evaluate strategic alternatives available to the Company with a view toward enhancing shareholder value. Strategic alternatives may include, but are not limited to, a merger, sale or other business combination involving the Company and/or its assets.

•	During Fiscal 2017, we continued the wind-down of the operations of Salus and as of September 30, 2017, there were no asset-based loans outstanding.

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

•
On May 24, 2017, FGL entered into an Agreement and Plan of Merger (the “FGL Merger Agreement”) with CF Corporation (“CF Corp”), FGL U.S. Holdings Inc., an indirect wholly owned subsidiary of CF Corp (“CF/FGL US”) and FGL Merger Sub Inc., a direct wholly owned subsidiary of CF/FGL US, pursuant to which CF Corp has agreed to acquire FGL for $31.10 per share (the “FGL Merger”). FGL expects to be in a position to close the FGL Merger before the end of calendar year 2017, subject to receipt of approval from the Iowa Insurance Division. See Note 1, Basis of Presentation and Nature of Operations to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for additional information.

•
On May 24, 2017, Front Street entered into a Share Purchase Agreement (the “Front Street Purchase Agreement”) pursuant to which, subject to the terms and conditions set forth therein, Front Street has agreed to sell (the “Front Street Sale”) to CF/FGL US all of the issued and outstanding shares of (i) Front Street Cayman and (ii) Front Street Bermuda (collectively, the “Acquired Companies”). The purchase price is $65.0 million, subject to customary adjustments for transaction expenses. The required regulatory approvals in connection with the transaction have been received and the closing of the transaction is expected to take place before the end of calendar year 2017, subject to the satisfaction of other customary closing conditions, including the consummation of the FGL Merger. See Note 1, Basis of Presentation and Nature of Operations to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for additional information.

•
On May 24, 2017, HRG, FS Holdco II Ltd. (“FS Holdco”), CF Corp and CF/FGL US agreed that FS Holdco may, at its option, cause CF/FGL US and FS Holdco to make a joint election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended , with respect to the FGL Merger and the deemed share purchases of FGL’s subsidiaries (the “338 Tax Election”). The Company currently expects to exercise the 338 Tax Election. See Note 1, Basis of Presentation and Nature of Operations to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for additional information. Also see Part I, Item 1A. “Risk Factors-While, as of the date of this report, we expect to exercise the 338 Tax Election and to receive tax benefits from making such election there can be no assurance that such an election will be made or that we will receive any of the benefits from such an election.”

Key financial highlights

•
Net loss from continuing operations attributable to controlling interest increased $19.0 million to $20.6 million, or $0.10 per basic and diluted common share attributable to controlling interest in Fiscal 2017, compared to $1.6 million, or $0.01 per basic and diluted common share attributable to controlling interest in Fiscal 2016. The increase in net loss per share was primarily due to lower operating profit and a higher effective income tax rate, partially offset by lower interest expenses.

•	Corporate cash and investments were approximately $93.0 million at September 30, 2017.

•
Our Consumer Products segment’s operating income for Fiscal 2017 decreased $94.9 million, or 14.5%, to $561.4 million from $656.3 million for Fiscal 2016. The decrease was primarily due to a $47.3 million increase in restructuring and related charges primarily attributable to restructuring initiatives in the hardware and home improvement and global auto care product lines; incremental costs of $35.8 million from the rawhide safety recall; and $11.6 million increase in impairment charges on intangible assets.

•
Our Consumer Products segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA” see additional discussion included in the “Non-GAAP Measurements” section below) of $955.7 million increased slightly compared to Adjusted EBITDA of $952.8 million for Fiscal 2016. Adjusted EBITDA margin represented 19.1% of sales as compared to 18.9% in Fiscal 2016.

•
Our Corporate and Other segment’s operating loss for Fiscal 2017 decreased $37.1 million to an operating loss of $45.7 million from $82.8 million for the Fiscal 2016 primarily due to decreases in corporate stock-based compensation, payroll and bonus expenses, coupled with lower impairments and loan loss provision expenses on the asset-based loan portfolio and the effects of the continued run-off of the Salus portfolio, the Company’s sale of its ownership interest in CorAmerica, and the wind-down of operations of Energy & Infrastructure Capital, LLC (“EIC”).

•	During Fiscal 2017, we received cash dividends of approximately $68.5 million from our subsidiaries, including $56.3 million and $12.2 million from Spectrum Brands and FGL, respectively.

Results of Operations
Fiscal 2017 Compared to Fiscal 2016, and Fiscal 2016 Compared to Fiscal 2015
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Revenues:
Consumer Products	$5,007.4	$5,039.7	$4,690.4	$(32.3)	$349.3
Corporate and Other	1.1	8.9	63.4	(7.8)	(54.5)
Total revenues	$5,008.5	$5,048.6	$4,753.8	$(40.1)	$294.8

Operating income:
Consumer Products	$561.4	$656.3	$474.1	$(94.9)	$182.2
Corporate and Other and eliminations	(45.1)	(82.8)	(295.0)	37.7	212.2
Consolidated operating income	516.3	573.5	179.1	(57.2)	394.4
Interest expense	(360.1)	(402.5)	(407.8)	42.4	5.3
Gain on deconsolidation of subsidiary	—	—	38.5	—	(38.5)
Other (expense) income, net	(5.0)	4.8	10.1	(9.8)	(5.3)
Income (loss) from continuing operations before income taxes	151.2	175.8	(180.1)	(24.6)	355.9
Income tax expense	48.3	31.6	39.6	16.7	(8.0)
Net income (loss) from continuing operations	102.9	144.2	(219.7)	(41.3)	363.9
Income (loss) from discontinued operations, net of tax	170.3	(178.1)	(292.7)	348.4	114.6
Net income (loss)	273.2	(33.9)	(512.4)	307.1	478.5
Less: Net income attributable to noncontrolling interest	167.2	164.9	44.4	2.3	120.5
Net income (loss) attributable to controlling interest	$106.0	$(198.8)	$(556.8)	$304.8	$358.0
Revenues. Revenues for Fiscal 2017 decreased $40.1 million, or 0.8%, to $5,008.5 million from $5,048.6 million for Fiscal 2016. The decrease was primarily due to lower net sales from our Consumer Products segment and lower revenues generated by Salus as a result of run-off of the asset-backed loan portfolio.
Revenues for Fiscal 2016 increased $294.8 million, or 6.2%, to $5,048.6 million from $4,753.8 million for Fiscal 2015. The increase was primarily due to growth from acquisitions and organic net sales from our Consumer Products segment. These increases were partially offset by negative impact of foreign exchange in the Consumer Products segment, lower sales revenue associated with FOH that was deconsolidated in Fiscal 2015, and lower investment income as a result of the decrease in the asset-based loan portfolio of Salus.
Consolidated operating income. Consolidated operating income for Fiscal 2017 decreased $57.2 million, or 10.0%, to $516.3 million from $573.5 million for Fiscal 2016. The decrease was primarily driven by lower operating profit in our Consumer Products segment as a result of lower volumes and the negative impact of foreign exchange rates, as well as Spectrum Brands’ incremental costs of $35.8 million from the rawhide safety recall and additional restructuring costs of $47.3 million. The decrease was partially offset by lower impairments and stock based compensation expense in our Corporate and Other segment.
Consolidated operating income for Fiscal 2016 increased $394.4 million, or 220.2%, to $573.5 million from $179.1 million for Fiscal 2015. The increase was mainly due to increased profitability in our Consumer Products segment, lower impairments and lower selling, acquisition, operating and general expenses in the Corporate and Other segment.
Interest expense. Interest expense decreased $42.4 million to $360.1 million for Fiscal 2017 from $402.5 million for Fiscal 2016 primarily due to lower borrowing costs and incremental premium paid from debt redemption in the prior year due to the refinancing activities at our Consumer Products segment.
Interest expense decreased $5.3 million to $402.5 million for Fiscal 2016 from $407.8 million for Fiscal 2015. The decrease was primarily due to $58.8 million of costs incurred in Fiscal 2015 related to the financing of Spectrum Brands’ acquisition of AAG, the refinancing of certain of Spectrum Brands’ term loans (the “Term Loans Refinancing”), the refinancing of Spectrum Brands’ revolver facility (the “Revolver Facility Refinancing”) and redemption of SBI’s 6.75% senior unsecured notes (the “6.75% Notes”). Expenses related to the financing of the AAG acquisition included $14.1 million of costs related to bridge financing commitments and $4.5 million of costs related to interest on the acquired AAG senior notes from the date of the acquisition through the time of payoff. Expenses related to the Term Loans Refinancing, Revolver Facility Refinancing and redemption of the 6.75% Notes included: (i) $16.9 million of cash costs related to the call premium and pre-paid interest on the 6.75% Notes; (ii) $10.4 million of cash costs related to fees associated with the Term Loans Refinancing; (iii) $8.8 million of non-cash costs for the write-off of unamortized deferred financing fees and original issue discount; and (iv) $4.1 million of non-cash costs for the write off of unamortized deferred financing fees on the 6.75% Notes. This decrease was partially offset by $21.4 million of non-recurring costs due to Spectrum Brands’ refinancing activity during Fiscal 2016, including (i) $15.6 million tender premium upon repayment of 6.375% Notes, and (ii) a $5.8 million non-cash expense for the write-off of debt issuance costs associated with the repayment of 6.375% Notes. Excluding the one-time and non-recurring costs, interest expense increased $32.9 million due to higher overall debt levels in the Consumer Products segment and Corporate and Other segment.
Gain on deconsolidation of subsidiary. FOH was deconsolidated in Fiscal 2015, which resulted in a gain of $38.5 million upon the elimination of FOH’s cumulative historical losses through April 19, 2015, the date FOHG filed for bankruptcy. Following the completion of the bankruptcy of FOHG, such entities ceased to be subsidiaries of HRG.
Other (expense) income, net. Other income decreased $9.8 million to $5.0 million other expense for Fiscal 2017 compared to $4.8 million other income for Fiscal 2016 driven by $8.0 million gain on the extinguishment of notes issued by HGI Energy recognized during Fiscal 2016.
Other income for Fiscal 2016 decreased $5.3 million to $4.8 million from $10.1 million for Fiscal 2015. The income for Fiscal 2015 was primarily due to unrealized gains on our ownership interest in HC2 Holdings Inc. (“HC2”) which was sold during the first fiscal quarter of 2016; and a gain on contingent purchase price reduction and associated interest income as a result of a settlement with OM Group (UK) Limited (“OMGUK”) during Fiscal 2015 of a purchase price adjustment in connection with HRG’s acquisition of FGL’s subsidiaries; partially offset by foreign exchange losses on asset-based loans denominated in Canadian Dollars for which Salus bears the foreign exchange exposure.
Income Taxes. Our tax rates are affected by many factors, including our mix of worldwide earnings related to operations in various taxing jurisdictions, changes in tax legislation and the character of our income.
For Fiscal 2017, our effective tax rate of 31.9% differed from the expected U.S. statutory tax rate of 35.0% and was primarily impacted by U.S. pretax losses in the U.S. where the tax benefits were not more-likely-than-not to be realized, resulting in the recording of valuation allowance. Partially offsetting this increase in effective tax rate were the effects of income earned by Spectrum Brands outside of the U.S. that is subject to statutory rates lower than 35.0%. In addition, Spectrum Brands recognized a $33.4 million tax benefit for changes in its assessment over its ability to effectively repatriate tax-free non-US earnings upon which liabilities were previously recorded.
For Fiscal 2016, our effective tax rate of 18.0% differed from the expected U.S. statutory tax rate and was primarily impacted by the release of domestic valuation allowance of $111.1 million by Spectrum Brands resulting from the expected utilization of a portion of Spectrum Brands’ U.S. net operating loss carryforwards that were previously recorded with valuation allowance, partially offset by $25.5 million of income tax expense recognized by Spectrum Brands for a tax contingency reserve for a tax exposure in Germany and an increase in valuation allowance needed for current year losses from the Corporate and Other segment in the U.S. that are not more-likely-than-not to be realized.
For Fiscal 2015, our effective tax rate of (22.0)% differed from the expected U.S. statutory tax rate and was impacted by pretax losses including significant impairment and bad debt expense in our Corporate and Other segment in the U.S., and certain pretax losses from foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not to be realized, resulting in the recording of valuation allowances. In addition, for Fiscal 2015, the Company recognized a $22.8 million income tax benefit from the reversal of a portion of Spectrum Brands’ U.S. valuation allowance on deferred tax assets in connection with the acquisition of AAG.
See Note 18, Income Taxes to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for additional information.
Income (loss) from discontinued operations, net of tax. Income from discontinued operations, net of tax for Fiscal 2017 was $170.3 million compared to a loss from discontinued operations, net of tax of $178.1 million for Fiscal 2016. The $348.4 million decrease in loss from discontinued operations, net of tax was entirely driven by the Insurance Operations and was due to (i) a $304.4 million decrease in the write-down of the carrying value of the assets of businesses held for sale to fair value less cost to sell; (ii) $54.4 million increase in income attributable to the Insurance Operations; and (iii) reversal of the $15.2 million estimated alternative minimum tax liability established in Fiscal 2016 as a result of the Company’s current intent in Fiscal 2017 to exercise the 338 Tax Election which is not expected to result in a taxable gain; partially offset by income from discontinued operations from Compass of $40.8 million prior to the sale in Fiscal 2016.
At September 30, 2017, the carrying value of the Company’s interest in FGL was $402.2 million higher than the estimated fair value less cost to sell of FGL. As a result, during Fiscal 2017, we recorded a $39.4 million write-down of assets of business held for sale in addition to the $362.8 million already recorded in Fiscal 2016 (mostly due to the increase in unrealized gains, net of offsets in FGL’s investment portfolio). The cumulative write-down could be partially reversed if the carrying value of FGL decreases in future reporting periods. If the FGL Merger is consummated, the amount of AOCI related to FGL will be recognized through (loss) income from discontinued operations on the statement of operations and could result in a gain from discontinued

operations. In addition, at September 30, 2017, the carrying value of the Company’s interest in Front Street was $19.0 million higher than the fair value less cost to sell based on the sales price of Front Street and as a result, during Fiscal 2017, the Company recorded a $19.0 million write-down of assets of businesses held for sale.
The increase in net income attributable to the Insurance Operations of $54.4 million was driven primarily by the change in the fixed index annuity (“FIA”) present value of future credits and guarantee liability that decreased $172.9 million during Fiscal 2017 compared to an increase of $101.5 million for Fiscal 2016 due to the increase in longer duration risk free rates in the current period compared to a decrease in longer duration risk free rates in the prior period. Also contributing to the increase in net income attributable to the Insurance Operations was higher net investment income driven by higher assets under management. These increases were partially offset by credit-related impairment losses of $26.3 million on available-for-sale debt securities; higher amortization of intangibles and income tax expense; as well as lower operating income on Front Street’s reinsurance agreements with third parties and the established full valuation allowance against Front Street’s deferred tax assets during Fiscal 2017.
Loss from discontinued operations, net of tax was $178.1 million for Fiscal 2016 as compared to $292.7 million for Fiscal 2015. The $114.6 million decrease in loss from discontinued operations, net of tax was primarily driven by a decrease in loss attributable to Compass of $409.4 million, offset by a decrease in income attributable to the Insurance Operations of $294.8 million.
The $409.4 million decrease in loss attributable to Compass was primarily due to a decrease of ceiling test impairments in Fiscal 2016 of $391.9 million year over year; a gain on sale of oil and gas properties of $105.6 million in Fiscal 2016; and $53.6 million gain on disposal of Compass; partially offset by a gain upon gaining control of an equity method investment of $141.2 million in Fiscal 2015.
The decrease in income of $294.8 million attributable to the Insurance Operations was driven by the write-down of the carrying value of the assets of businesses held for sale to fair value less cost to sell of $362.8 million for Fiscal 2016; and the $15.2 million income tax expense recorded in Fiscal 2016 due to the effects of classifying the Company’s ownership interest in FGL as held for sale following the Anbang/FGL Merger Agreement; partially offset by $83.2 million increase in net income attributable to the Insurance Operations.
The increase in net income attributable to the Insurance Operations of $83.2 million was driven primarily by higher net investment income due to increased average assets under management and higher earned yields from repositioning activities, tender offer consideration and bond prepayment income; and higher insurance and investment product fees due to increases in rider fees on FIA policies and in cost of insurance charges on universal life policies. These increases were partially offset by higher amortization of intangibles and income tax expense.
Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the noncontrolling interest. Such amount varies in relation to such subsidiary’s net income or loss for the period and the percentage interest not owned by HRG.

Consumer Products Segment
Acquisitions
The following acquisition activity has a significant impact on the comparability of the financial results of our Consumer Products segment:

•
PetMatrix - On June 1, 2017, Spectrum Brands completed the acquisition of PetMatrix, a manufacturer and marketer of rawhide-free dog chews consisting primarily of the DreamBone® and SmartBones® brands. The results of PetMatrix’s operations are included in the Company’s Consolidated Statements of Operations for Fiscal 2017.

•
GloFish - On May 12, 2017, Spectrum Brands completed the acquisition of assets consisting of the GloFish branded operations, including transfer of the GloFish® brand, related intellectual property and operating agreements. The GloFish operations primarily consist of the development and licensing of fluorescent fish for sale through mass retail and online channels. The results of GloFish’s operations are included in the Company’s Consolidated Statements of Operations for Fiscal 2017.

•
AAG - On May 31, 2015, Spectrum Brands completed the acquisition of AAG, a consumer products company consisting primarily of Armor All® branded appearance products, STP® branded performance chemicals, and A/C PRO® branded do-it-yourself automotive air conditioner recharge products. The results of AAG’s operations are included in the Company’s Consolidated Statements of Operations for Fiscal 2017, 2016 and 2015.

•
Salix - On January 16, 2015, Spectrum Brands completed the acquisition of Salix, a vertically integrated producer and distributor of natural rawhide dog chews, treats and snacks. The results of Salix’s operations are included in the Company’s Consolidated Statements of Operations for Fiscal 2017, 2016 and 2015.

•
European IAMS and Eukanuba - On December 31, 2014, Spectrum Brands completed the acquisition of Procter & Gamble’s European IAMS and Eukanuba, including its brands for dogs and cats. The results of the European IAMS and Eukanuba’s operations are included in the Company’s Consolidated Statements of Operations for Fiscal 2017, 2016 and 2015.

See Note 3, “Acquisitions” to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for further details regarding acquisition activity.
Spectrum Brands continually seeks to improve its operational efficiency, match the manufacturing capacity and product costs to market demand and better utilize its manufacturing resources. Spectrum Brands has undertaken various initiatives to reduce manufacturing and operating costs. The most significant of these initiatives are:

•	GAC Business Rationalization Initiatives, which began during the third quarter of Fiscal 2016 and anticipated to be incurred through December 31, 2017;

•	PET Rightsizing Initiative, which began during the second quarter of Fiscal 2017 and is anticipated to be incurred through September 30, 2018;

•	HHI Distribution Center Consolidation, which began during the second quarter of Fiscal 2017 and is anticipated to be incurred through September 30, 2018;

•	HHI Business Rationalization Initiatives, which began during the second quarter of Fiscal 2014 and was completed as of September 30, 2016; and

•	Global Expense Rationalization Initiatives, which began in the third quarter of Fiscal 2013 and was completed as of September 30, 2016.
See Note 4, “Restructuring and Related Charges” to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for further restructuring and related activity.
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Net sales	$5,007.4	$5,039.7	$4,690.4	$(32.3)	$349.3
Cost of goods sold	3,132.6	3,119.8	3,020.0	12.8	99.8
Consumer products segment gross profit	1,874.8	1,919.9	1,670.4	(45.1)	249.5
Selling, acquisition, operating and general expenses	1,313.4	1,263.6	1,196.3	49.8	67.3
Operating income - Consumer Products segment	$561.4	$656.3	$474.1	$(94.9)	$182.2
Net sales. Net sales for Fiscal 2017 decreased $32.3 million, or 0.6%, to $5,007.4 million from $5,039.7 million for Fiscal 2016 as a result of the negative effect of foreign exchange rates of $28.3 million and decreases of organic net sales in global pet supplies products, home and garden control products, home appliances, global auto care and personal care product lines. These decreases in net sales were partially offset by the effects of acquisitions of PetMatrix and GloFish during the year of $25.6 million and $2.5 million, respectively, and increases of organic net sales in the hardware and home improvement products and consumer batteries. Organic net sales excludes the impact of foreign currency translation and acquisitions, and is considered a non-GAAP measurement (See “Non-GAAP Measures” section below for reconciliation of net sales to organic net sales).
Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal			Increase (Decrease)
Product line net sales	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Consumer batteries	$865.6	$840.7	$829.5	$24.9	$11.2
Small appliances	626.9	656.0	734.6	(29.1)	(78.6)
Personal care products	505.4	513.6	528.1	(8.2)	(14.5)
Global batteries & appliances	1,997.9	2,010.3	2,092.2	(12.4)	(81.9)
Hardware and home improvement products	1,276.1	1,241.0	1,205.5	35.1	35.5
Global pet supplies	793.2	825.7	758.2	(32.5)	67.5
Home and garden control products	493.3	509.0	474.0	(15.7)	35.0
Global auto care	446.9	453.7	160.5	(6.8)	293.2
Total net sales to external customers	$5,007.4	$5,039.7	$4,690.4	$(32.3)	$349.3

The following table details the principal components of the change in the Consumer Products segment net sales from Fiscal 2016 to Fiscal 2017 (in millions):

Net Sales
Fiscal 2016 Net sales	$5,039.7
Increase due to acquisitions	28.1
Increase in hardware and home improvement products	32.4
Increase in consumer batteries	29.4
Decrease in personal care products	(2.2)
Decrease in global auto care	(6.5)
Decrease in small appliances	(15.6)
Decrease in home and garden control products	(15.7)
Decrease in global pet supplies	(53.9)
Foreign currency impact, net	(28.3)
Fiscal 2017 Net sales	$5,007.4
Net sales in hardware and home improvement products increased $35.1 million, or 2.8%, for Fiscal 2017 compared to Fiscal 2016, with an increase in organic net sales of $32.4 million, or 2.6%, mainly attributable to an increase in security and locksets of $28.7 million due to increases in NA of $39.5 million from the introduction of new products with key retailers, expansion in electronic based products, promotion sales in e-commerce channel, increased volumes with non-retail wholesale and builder channels, and the introduction of Tell product into retail channels; partially offset by reduction in LATAM sales of $11.1 million driven by the exit of lower margin business of $9.4 million. Plumbing increased $6.7 million due to increases in NA of $8.1 million from promotional sales volumes with retailers and e-commerce channels, plus the introduction of new products with key retailers. The increases were partially offset by decreases in hardware of $3.0 million due to exit of lower margin business.
Net sales in consumer batteries improved $24.9 million, or 3.0%, for Fiscal 2017 compared to Fiscal 2016, with an increase in organic net sales of $29.4 million, or 3.5%, primarily due to an increase in EMEA of $31.4 million from promotional sales volumes plus expansion with new and existing customers for both branded alkaline and specialty batteries; and increases in APAC of $2.7 million and LATAM of $1.1 million. Partially offsetting these increases was a decrease in NA of $5.8 million driven by pricing constraints on alkaline batteries, discontinued private label business, offset by volume increases and strong holiday point of sale (“POS”).
Net sales in personal care products decreased $8.2 million, or 1.6%, for Fiscal 2017 compared to Fiscal 2016 with a decrease in organic net sales of $2.2 million, or 0.4%, due to a decrease in NA of $8.3 million from softer category POS, reduced retailer shelf space partially offset by continued growth through e-commerce channels; partially offset by increases in APAC, LATAM and EMEA of $3.4 million, $1.4 million and $1.3 million, respectively.
Net sales in global auto care decreased $6.8 million, or 1.5%, for Fiscal 2017 compared to Fiscal 2016, with an organic sales decrease of $6.5 million, or 1.4%, primarily driven by decreased sales in auto appearance products of $6.7 million due to cooler and wet weather conditions and slowed POS during the summer months, and mass and auto retailer inventory reduction programs; partially offset by new product introductions.
Net sales in small appliances decreased $29.1 million, or 4.4%, for Fiscal 2017 compared to Fiscal 2016, with an organic net sales decrease of $15.6 million, or 2.4%, primarily attributable to decrease in EMEA of $4.2 million primarily from Brexit-related market softness in the UK, coupled with decreases in APAC, LATAM and NA of $5.0 million, $4.4 million and $2.0 million, respectively, from lower POS and promotional activity within the region.
Net sales and organic sales in home and garden control products decreased $15.7 million, or 3.1%, for Fiscal 2017 compared to Fiscal 2016, primarily attributable to decreases in repellent products and lawn and garden control products of $16.8 million and $3.6 million, respectively, primarily due to weather conditions decreasing seasonal inventory sales, a reduction in distribution due to retail inventory management programs, coupled with higher demand driven by Zika concerns in the prior year; partially offset by an increase in household insect control products of $4.7 million driven by stronger POS and volume growth with key retailers and the introduction of new products and increased market share with key retail partners.
Net sales in global pet supplies decreased $32.5 million, or 3.9%, for Fiscal 2017 compared to Fiscal 2016, with an organic net sales decrease of $53.9 million, or 6.5%. Net sales were negatively impacted by $7.1 million for customers returns attributed to the pet safety recall discussed above. Excluding the impact of the PetMatrix acquisition and product safety recall discussed above, companion animal sales decreased $37.0 million primarily due to a decrease in EMEA of $23.8 million from lower distribution and softer POS from increased competition and a reduction of $16.2 million for the acceleration of the exit of a pet food tolling agreement and a decrease in NA of $14.7 million from retail inventory reduction management programs, reduced listings and soft POS with pet specialty retailers, and low margin product exits of $5.2 million. Aquatic organic net sales decreased $9.8 million due to decreases in NA of $11.1 million from retail inventory reduction management programs and soft category POS with pet specialty retailers, partially offset by increases in EMEA of $2.1 million due to promotional sales offset by slower seasonal weather sales.

Net sales for Fiscal 2016 increased $349.3 million, or 7.4%, to $5,039.7 million from $4,690.4 million for Fiscal 2015. The increase was primarily due to the impact of the acquisitions in AAG, European IAMS and Eukanuba and Salix that accounted for $277.3 million, $44.2 million and $30.3 million, respectively, and the growth in organic net sales across hardware and home improvement products, consumer batteries, home and garden control products, personal care products, global auto care and global pet supplies. These increases were partially offset by the negative impact of foreign exchange of $126.2 million and a decrease in the small appliances product line. The following table details the principal components of the change in the Consumer Products segment net sales from Fiscal 2015 to Fiscal 2016 (in millions):

Net Sales
Fiscal 2015 Net sales	$4,690.4
Acquisition of AAG	277.3
Acquisition of European IAMS and Eukanuba	44.2
Acquisition of Salix	30.3
Increase in consumer batteries	51.2
Increase in hardware and home improvement products	50.2
Increase in home and garden control products	35.1
Increase in global auto care	16.6
Increase in personal care products	12.9
Increase in global pet supplies	1.2
Decrease in small appliances	(43.5)
Foreign currency impact, net	(126.2)
Fiscal 2016 Net sales	$5,039.7
Net sales in consumer batteries increased $11.2 million, or 1.4% for Fiscal 2016 compared to Fiscal 2015, with an increase in organic sales of $51.2 million, or 6.2%, due to an increase in NA of $6.9 million due to increases in alkaline battery volumes from branded and private label product; increases in EMEA of $33.8 million due to an increase in alkaline battery sales of $17.5 million driven by promotion sales volumes, increased e-commerce and new private label customers and increases in hearing aid and specialty batteries of $14.9 million from increased hearing aid battery volumes with new and existing customers coupled with an increase in portable sales; and an increase in LATAM of $9.7 million primarily from hearing aid and specialty batteries.
Net sales in hardware and home improvement products increased $35.5 million, or 2.9%, for Fiscal 2016 compared to Fiscal 2015, with organic net sales increase of $50.2 million, or 4.2%, primarily attributable to an increase in the security and locksets category of $40.0 million due to an increase in POS, new product listings with key retail customers, increases in e-commerce volumes, and market growth with non-retail customers, partially offset by a $5.5 million decrease in sales with private label customers due to the transition in production of higher-margin branded products; an increase in plumbing products of $14.7 million from the introduction of new products and promotional sales with key retail customers. These increases were partially offset by a $3.7 million decrease in hardware products driven by a $22.8 million decrease for the expiration of a customer tolling agreement and planned exit of unprofitable business, mitigated by volume growth at existing retail and market expansion with non-retail customers in NA.
Net sales in home and garden control products increased $35.0 million, or 7.4%, for Fiscal 2016 compared to Fiscal 2015, with an organic net sale increase of $35.1 million, or 7.4%, primarily attributable to increases in repellent products growth of $15.7 million due to volume growth with key retailers and increased demand in response to the Zika virus; an increase in household insect control products of $10.3 million from volume growth with key retailers; and an increase in lawn and garden control products of $9.0 million due to an extended outdoor season due to warmer weather and early season retail shipments.
Net sales in global auto care increased $293.2 million for Fiscal 2016, including acquisition sales of $277.3 million. For the period of May 21, 2016 through September 30, 2016, organic net sales increased $16.6 million, or 10.3%, compared to the period of May 21, 2015 through September 30, 2015, primarily driven by increased sales volumes from refrigerant products and the introduction of private label products with a key customer.
Net sales in personal care products decreased $14.5 million, or 2.7%, for Fiscal 2016 compared to Fiscal 2015, with an increase in organic net sales of $12.9 million, or 2.4%, mainly attributable to increases in EMEA of $13.0 million and LATAM of $9.5 million from higher volume due to promotional sales and market expansion; offset by a decrease in NA of $13.9 million for softer POS in the category, reduction in retail inventory, shifting of holiday sales and competitive pricing.
Net sales in global pet supplies increased $67.5 million, or 8.9%, for Fiscal 2016 compared to Fiscal 2015, with organic net sales increase of $1.2 million, or 0.2%. Net sales were positively impacted by $74.5 million due to the acquisition of European IAMS and Eukanuba with $44.2 million and Salix with $30.3 million. Aquatic sales increased $1.1 million due to timing of prior year holiday shipments, partially offset with the exit of lower margin business. Excluding the impact of acquisitions, companion animal sales were consistent with prior year due to increased competition at key retailers, offset by growth with independent pet retailers, timing of promotional activity, and exiting of certain private label business.

Net sales in small appliances decreased $78.6 million, or 10.7%, for Fiscal 2016 compared to Fiscal 2015, with a decrease in organic net sales of $43.5 million, or 5.9%, primarily attributable to decrease in sales in NA of $43.8 million due to softer category POS, reduction in retail inventory, shifting of holiday sales, and competitive pricing.
Cost of goods sold / Consumer products segment gross profit. Consumer products segment gross profit, representing net consumer products sales minus consumer products cost of goods sold, decreased $45.1 million from $1,919.9 million for Fiscal 2016 to $1,874.8 million for Fiscal 2017. Gross profit margin for Fiscal 2017 decreased to 37.4% from 38.1% in Fiscal 2016 primarily due to a decrease in organic net sales, the pet safety recall and incremental costs and inefficiencies from the HHI and GAC restructuring initiatives discussed above.
Consumer products segment gross profit for Fiscal 2016 was $1,919.9 million compared to $1,670.4 million for Fiscal 2015. The increase in gross profit was primarily attributable to increase in net sales and gross profit margin. Gross profit margin for Fiscal 2016 increased to 38.1% from 35.6% in Fiscal 2015 primarily driven by the AAG acquisition, and a shift towards higher margin product sales and continuing cost improvements across segments.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased by $49.8 million, or 3.9%, to $1,313.4 million for Fiscal 2017, from $1,263.6 million for Fiscal 2016 due to an increase in selling and general and administrative expenses of $23.6 million primarily from the incremental expenses from the operations of acquired businesses during the year and costs associated with the pet recall previously discussed, increase in restructuring and related charges of $29.5 million primarily attributable to the HHI and GAC restructuring initiatives discussed above, and an increase in impairment charges of $11.6 million; offset by decreased acquisition and integration related charges of $15.8 million primarily from reduced integration costs from the GAC and HHI acquisitions.
Selling, acquisition, operating and general expenses increased by $67.3 million, or 5.6%, to $1,263.6 million for Fiscal 2016 from $1,196.3 million for Fiscal 2015 due to an increase in selling and general and administrative expenses of $89.4 million due to increased net sales, prior year acquisitions and increased share based compensation of $16.8 million; partially offset by a decrease in acquisition and integration costs of $22.1 million and decreased restructuring and related charges of $11.9 million.

Corporate and Other Segment
Presented below is a table that summarizes the results of operations of our Corporate and Other segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Corporate and Other segment revenues	$1.1	$8.9	$63.4	$(7.8)	$(54.5)

Cost of consumer products and other goods sold	—	—	30.9	—	(30.9)
Selling, acquisition, operating and general expenses	46.8	91.7	327.5	(44.9)	(235.8)
Total Corporate and Other segment operating costs and expenses	46.8	91.7	358.4	(44.9)	(266.7)
Operating loss - Corporate and Other segment	$(45.7)	$(82.8)	$(295.0)	$37.1	$212.2
Corporate and Other segment revenues. Presented below is a table that summarizes the Corporate and Other segment revenues by product line and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
Corporate and Other segment revenues	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Asset management	$1.1	$8.9	$22.2	$(7.8)	$(13.3)
Women’s apparel and related products	—	—	42.7	—	(42.7)
Inter-company eliminations	—	—	(1.5)	—	1.5
Corporate and Other segment revenues	$1.1	$8.9	$63.4	$(7.8)	$(54.5)
Asset Management
Revenues decreased $7.8 million to $1.1 million for Fiscal 2017 from $8.9 million for Fiscal 2016. This decrease was primarily driven by lower revenue generated by Salus as a result of the continued run-off of the remaining outstanding amount of Salus loans primarily attributable to paydowns on existing loans, coupled with the effect of the Company’s sale of its ownership interest in CorAmerica and the wind-down of the operations of EIC.

Revenues decreased $13.3 million to $8.9 million for Fiscal 2016 from $22.2 million for Fiscal 2015. This decrease was primarily driven by lower revenue generated by Salus as a result of the run-off of the remaining outstanding amount of Salus loans primarily attributable to paydowns on existing loans and a lack of new loan originations by Salus.
Women’s apparel and related products
Revenues from Women’s apparel and related products reported within the “Net sales” caption for Fiscal 2015 represent sales from FOH. FOH was deconsolidated in the third quarter of Fiscal 2015 following the declaration of bankruptcy by FOHG in April 2015. Following the completion of the bankruptcy of FOHG, such entities ceased to be subsidiaries of HRG.
Cost of goods sold. Cost of goods sold for Fiscal 2015 represents FOH cost of consumer products and other goods sold for Fiscal 2015.
Selling, acquisition, operating and general expenses. Presented below is a table that summarizes the Selling, acquisition, operating and general expenses of our Corporate and Other segment by product line, and compares the amount of the change between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
Selling, acquisition, operating and general expenses	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Corporate	$40.4	$52.2	$103.9	$(11.8)	$(51.7)
Asset management	6.4	39.5	123.6	(33.1)	(84.1)
Women’s apparel and related products	—	—	100.0	—	(100.0)
Selling, acquisition, operating and general expenses - Corporate and Other segment	$46.8	$91.7	$327.5	$(44.9)	$(235.8)
Corporate
Selling, acquisition, operating and general expenses decreased $11.8 million to $40.4 million for Fiscal 2017 from $52.2 million for Fiscal 2016. The decrease was primarily due to a decrease in stock-based compensation expense of $8.6 million and payroll and bonus expenses, partially offset by severance costs related to headcount reduction and an increase in legal expenses related to the exploration and evaluation of strategic alternatives available to the Company with a view toward enhancing shareholder value.
Selling, acquisition, operating and general expenses decreased $51.7 million to $52.2 million for Fiscal 2016 from $103.9 million for Fiscal 2015. The decrease was primarily due to the absence in Fiscal 2016 of $34.1 million of severance costs associated with the departure of Philip Falcone, the Company’s former CEO, in December 2014 (the “Falcone Departure”) and other HRG employee departures; a decrease of $5.2 million in bonus and stock based compensation; and a decrease in overall overhead cost for Fiscal 2016 when compared to Fiscal 2015. The lower compensation expense was driven by fewer participants in HRG’s bonus pool, which was partially offset by higher performance-based bonuses for the remaining participants.
Asset Management
Selling, acquisition, operating and general expenses decreased $33.1 million to $6.4 million for Fiscal 2017 from $39.5 million for Fiscal 2016. The decrease in selling, acquisition, operating and general expenses reflect $10.7 million goodwill and intangibles impairment at CorAmerica for Fiscal 2016, as well as a decrease in impairments and loan loss provision expenses on the asset-based loan portfolio of $11.0 million. Also contributing to the decrease were the effects of the run-off of the Salus portfolio, the Company’s sale of its ownership interest in CorAmerica, and the wind-down of the operations of EIC.
Selling, acquisition, operating and general expenses decreased $84.1 million to $39.5 million for Fiscal 2016 from $123.6 million for Fiscal 2015. The decrease in selling, acquisition, operating and general expenses reflected lower impairments and bad debt expense, the run-off of the Salus portfolio, the effect of the Company’s sale of its ownership interest in CorAmerica and the wind-down of the operations of EIC. Impairments and bad debt expense for Fiscal 2016 were $23.5 million, which consisted of $12.8 million net increase to the provision for credit losses on Salus’ asset-based loan portfolio and goodwill impairment of $10.7 million at CorAmerica. Impairments and bad debt expense for Fiscal 2015 were $88.0 million, which was primarily due to impairments on the loan to RadioShack, a former borrower of Salus.
Women’s apparel and related products
Selling, acquisition, operating and general expenses for Fiscal 2015 were $100.0 million, including $60.2 million of impairments to goodwill and intangible assets due to a change in view of the strategic direction of FOH following the Falcone Departure during the first quarter of Fiscal 2015, which triggered goodwill and intangibles impairment tests, as well as costs related to the bankruptcy filing of FOHG during Fiscal 2015.

Non-GAAP Measurements
Our Consumer Products segment results contain non-GAAP metrics such as organic net sales and Adjusted EBITDA. While we believe organic net sales and Adjusted EBITDA are useful supplemental information, such adjusted results are not intended to replace the Company’s financial results in accordance with generally accepted accounting principles (“GAAP”) or the GAAP financial results of our Consumer Products segment and should be read in conjunction with those GAAP results.
Organic Net Sales — Consumer Products
Organic net sales is defined as net sales excluding the effect of changes in foreign currency exchange rates and/or impact from acquisitions (where applicable). Spectrum Brands’ management believes this non-GAAP measure provides useful information to investors because it reflects regional and operating performance from Spectrum Brands’ activities without the effect of changes in currency exchange rate and/or acquisitions. Spectrum Brands uses organic net sales as one measure to monitor and evaluate their regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. Spectrum Brands excludes net sales from acquired businesses in the current year for which there are no comparable sales in the prior period.
The following is a reconciliation of net sales to organic net sales for Fiscal 2017 compared to net sales for Fiscal 2016, and the net sales to organic net sales for Fiscal 2016 compared to Fiscal 2015, respectively:

Fiscal 2017	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales September 30, 2016	Variance	% Variance
Consumer batteries	$865.6	$4.5	$870.1	$—	$870.1	$840.7	$29.4	3.5%
Small Appliances	626.9	13.5	640.4	—	640.4	656.0	(15.6)	(2.4)%
Personal care products	505.4	6.0	511.4	—	511.4	513.6	(2.2)	(0.4)%
Global Batteries & Appliances	1,997.9	24.0	2,021.9	—	2,021.9	2,010.3	11.6	0.6%
Hardware and home improvement products	1,276.1	(2.7)	1,273.4	—	1,273.4	1,241.0	32.4	2.6%
Global pet supplies	793.2	6.7	799.9	(28.1)	771.8	825.7	(53.9)	(6.5)%
Home and garden control products	493.3	—	493.3	—	493.3	509.0	(15.7)	(3.1)%
Global Auto care	446.9	0.3	447.2	—	447.2	453.7	(6.5)	(1.4)%
Total	$5,007.4	$28.3	$5,035.7	$(28.1)	$5,007.6	$5,039.7	$(32.1)	(0.6)%

Fiscal 2016	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales September 30, 2015	Variance	% Variance
Consumer batteries	$840.7	$40.0	$880.7	$—	$880.7	$829.5	$51.2	6.2%
Small appliances	656.0	35.1	691.1	—	691.1	734.6	(43.5)	(5.9)%
Personal care products	513.6	27.4	541.0	—	541.0	528.1	12.9	2.4%
Global Batteries & Appliances	2,010.3	102.5	2,112.8	—	2,112.8	2,092.2	20.6	1.0%
Hardware and home improvement products	1,241.0	14.7	1,255.7	—	1,255.7	1,205.5	50.2	4.2%
Global pet supplies	825.7	8.2	833.9	(74.5)	759.4	758.2	1.2	0.2%
Home and garden control products	509.0	0.1	509.1	—	509.1	474.0	35.1	7.4%
Global auto care	453.7	0.7	454.4	(277.3)	177.1	160.5	16.6	10.3%
Total	$5,039.7	$126.2	$5,165.9	$(351.8)	$4,814.1	$4,690.4	$123.7	2.6%
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP metric used by Spectrum Brands that Spectrum Brands’ management believes provides useful information to investors because it reflects ongoing operating performance and trends, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. It also facilitates comparisons between peer companies since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with Spectrum Brands’ debt covenant. See Note 13, Debt, to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for additional details.
EBITDA is calculated by excluding income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from our Consumer Products segment’s net income. Adjusted EBITDA further excludes: (1) stock-based compensation expense as it is a non-cash based compensation cost, see Note 20, Stock-based Compensation, to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for further details; (2) acquisition and integration charges that consist of transaction costs from acquisition transactions during the period or subsequent integration related project costs directly associated with the acquired business, see Note 3, Acquisitions, to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for further details; (3) restructuring and related charges, which consist of project costs associated with restructuring initiatives, see Note 4, Restructuring and Related Charges, to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for further details; (4) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition (when applicable); (5) non-cash asset impairments or write-offs realized (when applicable); and (6) other adjustments as further discussed.
During Fiscal 2017, other adjustments consisted of estimated costs for a non-recurring voluntary recall of rawhide products (see Note 21, Commitments and Contingencies, to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for further details), professional fees associated with non-acquisition based strategic initiatives of our Consumer Products segment and an adjustment for the devaluation of cash and cash equivalents denominated in Venezuelan currency. During Fiscal 2016, other adjustments consisted of the onboarding of a key executive and the involuntary transfer of inventory. During Fiscal 2015, other adjustments consisted of costs associated with the exiting of a key executive, coupled with onboarding a key executive, and an adjustment for the devaluation of cash and cash equivalents denominated in Venezuelan currency.
The table below shows a reconciliation of net income to Adjusted EBITDA for the Consumer Products segment (in millions):

	Fiscal
Reconciliation to reported net income:	2017	2016	2015
Reported net income - Consumer Products segment	$297.1	$357.7	$149.4
Interest expense	211.1	250.0	271.9
Income tax expense	47.5	40.0	43.9
Depreciation of properties	103.5	89.1	82.2
Amortization of intangibles	95.2	93.9	87.8
EBITDA - Consumer products segment	754.4	830.7	635.2
Stock-based compensation	57.2	64.4	47.6
Acquisition and integration related charges	20.9	36.7	58.8
Restructuring and related charges	62.5	15.2	28.7
Product Safety Recall	35.8	—	—
Write-off from impairment of intangible assets	16.3	4.7	—
Purchase accounting inventory adjustment	3.3	—	21.7
Venezuela devaluation	—	—	2.5
Other	5.3	1.1	6.1
Adjusted EBITDA - Consumer Products segment	$955.7	$952.8	$800.6
Our Consumer Products segment’s Adjusted EBITDA increased $2.9 million, or 0.3%, to $955.7 million in Fiscal 2017 as compared to $952.8 million in Fiscal 2016 primarily driven by a $12.8 million increase in the hardware and home improvements products due to increase in sales volumes and cost improvements; partially offset by (i) decrease of $5.3 million in home and garden control products due to lower sales volumes and incremental marketing costs, partially offset by product mix improvement and (ii) decrease of $5.0 million in global auto care due to sales volumes and higher marketing costs for new product introductions, partially offset by improved product mix and pricing adjustments. Adjusted EBITDA margin represented 19.1% of sales in Fiscal 2017 as compared to 18.9% in Fiscal 2016.
Our Consumer Products segment’s Adjusted EBITDA increased $152.2 million, or 19.0%, to $952.8 million in Fiscal 2016 as compared to $800.6 million in Fiscal 2015 primarily driven by a (i) $106.1 million increase attributable to AAG operations; (ii) the improved profitability in hardware and home improvement products and home and garden control products due to higher sales, improved product mix and cost improvements that account for $29.9 million of the increase in Adjusted EBITDA; and (iii) an increase of $15.6 million in the global pet supplies product line primarily driven by the acquisition of Salix and European IAMS and Eukanuba. Adjusted EBITDA margin represented 18.9% of sales in Fiscal 2016 as compared to 17.1% in Fiscal 2015.

Liquidity and Capital Resources
HRG
HRG is a holding company and its liquidity needs are primarily for interest payments on the 7.875% Senior Secured Notes due 2019 (the “7.875% Notes”), the 7.75% Senior Notes due 2022 (the “7.75% Notes”) and the 2017 Loan (in total approximately $139.6 million per year), professional fees (including advisory services, legal and accounting fees), salaries, retention and benefits payments, office rent, pension expense, insurance costs and funding certain requirements of our insurance and other subsidiaries. HRG’s current source of liquidity is its cash, cash equivalents and investments, and distributions from our subsidiaries and available borrowings.
During Fiscal 2017, we received cash dividends of $68.5 million from our subsidiaries, including $56.3 million and $12.2 million from Spectrum Brands and FGL, respectively. During Fiscal 2018, we expect to receive approximately $60.7 million of dividends from our subsidiaries’ distributable earnings.
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
HRG’s liquidity may also be impacted by the capital needs of HRG’s subsidiaries and the ability of our subsidiaries to remain in compliance with the covenants governing their indebtedness. Such entities may require additional capital to acquire other businesses, maintain or grow their businesses, make payments on, or remain in compliance with the covenants governing their indebtedness, and/or make upstream cash distributions to HRG.
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund the capital needs of our subsidiaries. At September 30, 2017, HRG’s corporate cash, cash equivalents and investments were $93.0 million.
We expect that dividends from our subsidiaries along with our cash, cash equivalents and investments and available borrowings to exceed our expected cash requirements and to satisfy our interest obligations, and general administrative expenses for at least the next twelve months. Depending on a variety of factors, including the general state of capital markets, operating needs or business strategies, HRG and/or one or more of its subsidiaries may or may be required to raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or on terms satisfactory to HRG or its subsidiaries. HRG would expect to service any additional debt through increasing the dividends we receive or disposing of certain of our holdings, but there can be no assurance that we will be able to do so. We may also seek to repurchase, retire or refinance, as applicable, all or a portion of, our 7.875% Notes, the 7.75% Notes, the 2017 Loan, or common stock through open market purchases, tender offers, negotiated transactions or otherwise.
HGI Energy
HGI Energy has indebtedness of an aggregate $92.0 million under notes issued by HGI Energy for which Front Street, a wholly-owned subsidiary of HRG, bears the economic risk (the “HGI Energy Notes”). The HGI Energy Notes carry interest of 1.5% payable semi-annually. HGI Energy’s assets at September 30, 2017 included $89.2 million of marketable securities owned by HGI Energy. HGI Energy has required, and may in the future require, additional capital to conduct its operations and pay interest on the HGI Energy Notes.
On May 8, 2017, the HGI Energy Notes were amended to (i) extend the stated maturity date from August 22, 2017 to the earlier of (x) June 30, 2018 and (y) five business days following the date of any occurrence of acquisition of ownership, directly or indirectly, beneficially or of record, by any person or group, other than HRG or its subsidiaries, of common stock representing more than 50.0% of FGL’s issued an outstanding common stock and (ii) increase the rate of interest paid by the HGI Energy Notes from 0.7% to 1.5%, effective August 22, 2017.

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due in Fiscal 2018 through a combination of cash ($168.2 million at September 30, 2017), cash flows from operations and $680.5 million available borrowings under the asset based lending Revolver Facility. Spectrum Brands expects its capital expenditures for Fiscal 2018 will be approximately $110.0 million to $120.0 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under Spectrum Brands’ debt agreements, including the Revolver Facility, will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.

FGL (Business Held for Sale)
FGL’s principal source of liquidity is dividends from Fidelity & Guaranty Life Holdings (“FGH”), whose liquidity is, in turn, principally based on dividends from its operating insurance company subsidiaries, FGL Insurance and FGL NY Insurance. FGL Insurance’s and FGL NY Insurance’s primary sources of liquidity are cash flows from insurance premiums and fees and investment income. FGL’s principal use of cash is to fund contractual benefit payments under their annuity and universal life products. FGL Insurance’s and FGL NY Insurance’s cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset declines (or increases), the collateral required to be posted by their counterparties would also decline (or increase). Likewise, when the value of a derivative liability declines (or increases), the collateral FGL NY Insurance and FGL Insurance are required to post to their counterparties would also decline (or increase). FGH also maintains lines of credit and long-term debt financing, which provide liquidity but also require debt service.
FGL’s principal use of liquidity is to pay dividends to its stockholders, including HRG. Its ability to pay dividends is limited by regulatory and capital adequacy considerations and contractual limitations, including the FGL Merger Agreement, and other limitations applicable to its subsidiaries.
Front Street (Business Held for Sale)
Front Street’s liquidity needs consist primarily of supporting the capitalization of its reinsurance business. As of September 30, 2017, Front Street Cayman and Front Street Bermuda maintained regulatory capital in excess of their minimum requirements. Front Street Cayman’s reinsurance obligations are collateralized by the assets in the funds withheld accounts of ceding companies. Front Street Cayman does not expect to need additional liquidity in the near-term, but there can be no assurance that its capitalization or the funds withheld assets will be sufficient in the future to meet applicable regulatory requirements or its reinsurance obligations in the event of impairments in the funds withheld assets.

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those continuing activities between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
Net change in cash due to continuing operating activities:	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Consumer Products	$665.4	$615.0	$444.3	$50.4	$170.7
Corporate and Other	(185.7)	(187.6)	(151.8)	1.9	(35.8)
Net change in cash due to continuing operating activities	479.7	427.4	292.5	52.3	134.9
Net change in cash due to continuing investing activities	(385.7)	126.2	(1,069.8)	(511.9)	1,196.0
Net change in cash due to continuing financing activities	(291.8)	(730.2)	776.6	438.4	(1,506.8)
Effect of exchange rate changes on cash and cash equivalents	2.7	(1.4)	(29.7)	4.1	28.3
Net change in cash and cash equivalents in continuing operations	$(195.1)	$(178.0)	$(30.4)	$(17.1)	$(147.6)
Operating Activities
Cash provided by operating activities totaled $479.7 million for Fiscal 2017 as compared to $427.4 million for Fiscal 2016. The $52.3 million improvement in cash provided by operating activities was the result of a $50.4 million increase in cash provided by the Consumer Products segment primarily due to (i) incremental cash generated from Spectrum Brands’ operations of $25.7 million, including cash contributed through working capital of $15.5 million, primarily from working capital management initiatives to reduce inventory levels, improve turns and the cash conversion cycle and (ii) a decrease in cash paid for interest of $53.4 million, excluding a non-recurring tender premium of $4.6 million for the redemption of the 6.375% Notes, due to a reduction in annualized interest costs from refinancing activities. Partially offsetting these cash inflows were: (i) an increase in cash paid for acquisition, integration and restructuring related activities of $30.3 million primarily for integration of newly acquired businesses and ongoing restructuring initiatives; (ii) an increase in corporate expenditures of $7.3 million for continued investment in shared service operations; and (iii) an increase in cash paid for income taxes of $2.1 million.
Cash provided by operating activities totaled $427.4 million for Fiscal 2016 compared to $292.5 million for Fiscal 2015. The $134.9 million improvement was the result of a $170.7 million increase in cash provided by the Consumer Products segment primarily due to: (i) incremental cash generated from the segment operations of $166.7 million due to growth in net sales, acquisitions and cost management initiatives, including cash contributed through working capital primarily from decreases of receivables and inventory due to working capital management initiatives; (ii) a decrease in cash paid for interest of $12.0 million, excluding a non-recurring tender premium of $15.6 million for the redemption of the 6.375% Notes, from a decrease in annualized interest costs; and (iii) a decrease in cash paid for income taxes, which was partially offset by (a) an increase in cash paid for restructuring and acquisition and integration related activities of $7.1 million for integration of previously acquired businesses; and (b) increased payments towards corporate expenditures of $3.9 million due to increased compensation costs and investment in shared services. Partially offsetting these inflows was a $35.8 million increase in cash used by the Corporate and Other segment driven by $61.6 million cash received from the settlement of a purchase price adjustment with OMGUK during Fiscal 2015 discussed above.
Investing Activities
Cash used in investing activities was $385.7 million for Fiscal 2017 and was primarily related to acquisitions, net of cash acquired, of PetMatrix and GloFish by Spectrum Brands of $304.7 million and capital expenditures of $115.0 million associated with incremental investment in capacity expansion and cost reduction projects, partially offset by cash proceeds from the net repayment of asset-based loans at Salus of $30.9 million.
Cash provided by investing activities during Fiscal 2016 was $126.2 million primarily driven by (i) $170.9 million of cash provided from the net repayment of asset-based loans; (ii) $35.1 million from the sale of our ownership interest in HC2; and (iii) $19.7 million proceeds from sale of assets. Partially offsetting these inflows were purchases of property, plant and equipment by Spectrum Brands of $95.4 million.
Cash used in investing activities during Fiscal 2015 was $1,069.8 million primarily driven by (i) $1,309.9 million used for Spectrum Brands’ acquisitions of AAG, Salix, European IAMS and Eukanuba and Tell; and the Company’s purchase of additional interest in Compass; (ii) $90.6 million of capital expenditures; and (iii) $24.0 million capital contribution to Front Street. Partially offsetting these outflows were (i) $282.9 million of cash provided from the net repayment of asset-based loans and (ii) $70.8 million of cash provided from the sale of investments.
Financing Activities
Cash used in financing activities during Fiscal 2017 was $291.8 million primarily related to (i) debt repayment of $261.1 million, including $129.7 million for the redemption of Spectrum Brands’ 6.375% Notes, $61.3 million for the extinguishment of Spectrum Brands’ Euro denominated term loan facility, $41.6 million of scheduled amortizing payments of debt by Spectrum Brands and $28.5 million of debt repayment by Salus; (ii) Spectrum Brands’ repurchases of their common stock and the purchase of the remaining non-controlling interest of Shaser of $252.5 million and $12.6 million, respectively; (iii) share-based award tax withholding payments of $40.8 million; and (iv) dividend paid by Spectrum Brands to noncontrolling interests of $39.9 million; partially offset by (i) proceeds, net of debt issuance costs, from the Revolver Facility and other notes by Spectrum Brands of $259.7 million and the 2017 Loan by HRG of $48.9 million and (ii) proceeds from the exercise of stock options of $6.5 million.
Cash used in financing activities was $730.2 million for Fiscal 2016 and was primarily related to the (i) $1,090.8 million repayment of debt primarily by Spectrum Brands and Salus; (ii) purchases of Spectrum Brands stock of $52.1 million; (iii) dividend paid by Spectrum Brands to noncontrolling interests of $37.3 million and (iv) share-based award tax withholding payments of $28.7 million, partially offset by new borrowing by Spectrum Brands under the 4.00% Notes, net of financing costs $475.7 million.
Cash provided by financing activities during Fiscal 2015 was $776.6 million primarily related to (i) the $3,660.5 million proceeds from issuance of debt, net of financing costs to fund certain acquisitions, organic growth and refinance debt with lower interest rates and (ii) the $281.0 million of cash provided by the issuance of Spectrum Brands common stock in relation to the funding for the acquisition of AAG. These inflows were offset by (i) the repayment of debt, including tender and call premiums of $3,050.5 million; (ii) $49.6 million used for the purchases of shares of Spectrum Brands as well as on additional interest in CorAmerica; (iii) payment of dividends by our partially owned subsidiaries to noncontrolling interest holders of $31.0 million; (iv) common stock repurchases of $22.2 million; and (v) share-based award tax withholding payments of $21.0 million.

Debt Financing Activities
At September 30, 2017, HRG and its subsidiaries were in compliance with their respective covenants under their respective debt documents. See Note 13, Debt, to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial

Statements and Schedules for additional information regarding the Company and its subsidiaries’ debt activities during Fiscal 2017.

Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions) and excludes certain other obligations that have been reflected on our Consolidated Balance Sheets as of September 30, 2017 included in this report.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Contractual obligations of business held for use:
Debt, excluding capital lease (a)	$5,612.3	$164.7	$895.7	$2,230.9	$2,321.0
Interest payments, excluding capital lease (a)	1,592.7	317.0	555.8	440.0	279.9
Capital lease (b)	258.6	14.0	28.7	29.3	186.6
Operating lease (c)	148.1	33.7	50.9	30.9	32.6
Employee benefit (d)	132.3	11.1	24.3	25.6	71.3
Letters of credit (e)	19.7	19.7	—	—	—
Other purchase obligations	1.1	0.1	1.0	—	—
Total contractual obligations of business held for use	$7,764.8	$560.3	$1,556.4	$2,756.7	$2,891.4
Contractual obligations of businesses held for sale:
Annuity, universal life, and long-term products (f)	$35,683.3	$2,573.6	$4,921.4	$4,894.5	$23,293.8
Operating leases	7.2	2.0	4.0	1.2	—
Debt	405.0	105.0	—	300.0	—
Interest payments	76.5	19.1	38.3	19.1	—
Total contractual obligations of businesses held for sale	$36,172.0	$2,699.7	$4,963.7	$5,214.8	$23,293.8
At September 30, 2017, our Consolidated Balance Sheets included $34.6 million of reserves for uncertain tax positions. It is not possible to predict or estimate the timing of payments for these obligations and, accordingly, they are not reflected in the above table.

(a)	For more information concerning debt, see Note 13, Debt, to our Consolidated Financial Statements.

(b)	Spectrum Brands’ capital lease payments due by fiscal year include executory costs and imputed interest.

(c)	For more information concerning operating leases, see Note 14, Leases, to our Consolidated Financial Statements.

(d)
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

(e)	Consists of standby letters of credit that back the performance of certain entities under various credit facilities, insurance policies and lease arrangements.

(f)
Consists of projected payments through the year 2030 that the Insurance operations is contractually obligated to pay to annuity, universal life, and long-term care policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on historical experience, but actual amounts will differ.

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

Seasonality
On a consolidated basis, our financial results are approximately equally weighted between quarters, however, sales of certain product categories within our Consumer Products segment tend to be seasonal. Sales in the consumer batteries and personal care products categories tend to increase during the December holiday season (our first fiscal quarter), while small appliances sales increase from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales (our fourth fiscal quarter) and in December for the holiday season. Sales in hardware and home improvement products increase during the spring and summer construction period (our third and fourth fiscal quarters). Sales in global pet supplies products remain fairly consistent throughout the year with little variations. Sales in home and garden control products and global auto care typically peak during the first six months of the calendar year (our second and third fiscal quarters) due to customer seasonal purchasing patterns and timing of promotional activities.
Information about our net sales by quarter as a percentage of annual net sales during the last three fiscal years was as follows:

Percentage of Annual Net Consumer Products Sales	Fiscal
Fiscal Quarter Ended	2017	2016	2015
First Quarter	24%	24%	23%
Second Quarter	24%	24%	23%
Third Quarter	26%	27%	26%
Fourth Quarter	26%	25%	28%

Recent Accounting Pronouncements Not Yet Adopted
See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for information about recent accounting pronouncements not yet adopted.
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
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is sold or classified as held for sale, in accordance with ASC 360 and ASU No. 2014-08, Presentation of Financial Statements (Topic 2015) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The results of discontinued operations are reported in “Income (loss) from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. Transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale.
The guidance above does not apply to oil and gas properties that are accounted for using the full-cost method of accounting as prescribed by the U.S. SEC (Regulation S-X, Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975) unless the disposal represents all or substantially all of a full cost pool as a discontinued operation. As discussed in Note 5, Divestitures, on July 1, 2016, the Company entered into an agreement to sell all of its remaining oil and gas interests. Consequently, the Company’s investments in oil and gas properties have been reclassified as discontinued operations.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with ASC Topic 740, Income Taxes.
Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting guidance requires these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner.
In accordance with ASC Topic 740, we establish valuation allowances for deferred tax assets when, in our judgment, we conclude that it is more-likely-than-not that the deferred tax assets will not be realized. We base these judgments on projections of future income, including tax-planning strategies, by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact the accuracy of our projections. In accordance with ASC Topic 740, during each reporting period, we assess the likelihood that our deferred tax assets will be realized and determine if adjustments to our valuation allowance are appropriate. As a result of this assessment, as of September 30, 2017, our consolidated valuation allowance was $969.4 million. Increase or decreases in our of valuation allowances has had and could have a significant negative or positive impact on our current and future earnings. In Fiscal 2017, 2016 and 2015, we recorded a net expense (benefit), respectively, due to changes in valuation allowances of $79.6 million, $(45.7) million and $190.8 million, respectively. Additionally, our ability to use NOLs and other tax carryforwards could also be adversely affected if the respective companies were deemed to have an “ownership change” within the meaning of Sections 382 and 383 of the Code. An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three-year period. We experienced ownership changes in 2013 and in the years prior, which have limited the utilization of a portion of their NOL carryforwards and other carryforward tax attributes.
We prepare and file tax returns based on our interpretation of tax laws and regulations. Our tax returns are subject to examination by various taxing authorities and may result in future tax and interest assessments. For financial reporting purposes, we apply the accounting guidance for uncertain tax positions under ASC Topic 740 which prescribes a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. A reserve for uncertain tax positions is established for those positions that are determined to not be more likely than not of being sustained upon examination based on their technical merits. Our unrecognized tax benefits totaled $34.6 million and $47.4 million as of September 30, 2017 and 2016, respectively. See further discussion in Note 18, Income Taxes, to our Consolidated Financial Statements.
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
See further discussion in Note 21, Commitments and Contingencies, to our Consolidated Financial Statements.
Goodwill, Intangible Assets and Other Long-Lived Assets
Our goodwill, intangible assets and tangible fixed assets are held at historical cost, net of depreciation and amortization, less any provision for impairment. Intangible and tangible assets with determinable lives are amortized or depreciated on a straight line basis over estimated useful lives.
On an annual basis, or more frequently if triggering events occur, we compare the estimated fair value of our reporting units to the carrying value to determine if potential goodwill impairment exists. If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the fair value of the reporting unit goodwill and its carrying value. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value of the reporting unit, we use a discounted cash flows methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital, and perpetuity growth rate, among other variables. We tested the aggregate estimated fair value of our consumer products reporting units for reasonableness by comparison to Spectrum Brands’ total market capitalization, which includes both its equity and debt securities.

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
Spectrum Brands has reporting units that are also consistent with Spectrum Brands’ product categories: global batteries and appliances, hardware and home improvement, global pet supplies, home and garden, and global auto care. The fair value of global batteries and appliances, hardware and home improvement, global pet supplies, home and garden and global auto care categories, which are also Spectrum Brands’ reportable segments, exceeded their carrying value by 152.1%, 93.2%, 38.6%, 352.3% and 12.4%, respectively.
During Fiscal 2016, Spectrum Brands recognized $4.7 million impairment on indefinite life intangible assets due to the reduction in value over certain tradenames in response to changes in management’s strategy.
During Fiscal 2017, Spectrum Brands recognized $16.3 million impairment on indefinite life intangible assets due to the reduction in value over certain tradenames in response to changes in management’s strategy.
There were no triggering events identified during the year that would require the need for an impairment test over Spectrum Brands’ definite-lived assets.
During the third quarter of Fiscal 2016, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the CorAmerica reporting unit. The Company estimated the fair value of the CorAmerica reporting unit using the income approach. Management’s estimate of implied fair value of goodwill was zero and, consequently, resulted in a goodwill impairment charge of $10.7 million. The goodwill impairment charge was reflected in “Selling, acquisition, operating and general expenses” on the accompanying Consolidated Statements of Operations.
Effective April 19, 2015, FOHG filed for bankruptcy. Following the completion of the bankruptcy of FOHG, such entities ceased to be subsidiaries of HRG. We recorded an impairment charge of $10.7 million related to FOHG during Fiscal 2016.
See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, and Note 11, Goodwill and Intangibles, net, to our Consolidated Financial Statements for more information about our asset impairment determinations.
Pensions
The Company recognizes amounts on the consolidated financial statements related to defined benefit pension plans using a September 30 measurement date. The accounting for these plans requires us to recognize the overfunded and/or underfunded status of each pension plan (i.e. the estimated present value of future benefits, net of plan assets) on the consolidated statement of financial position. A substantial portion of our pension obligations are related to defined benefit pension plans in the U.S., a majority of which are frozen. The determination of the estimated present value of future benefits includes several important assumptions, particularly around discount rates, expected returns on plan assets, and retirement and mortality rates.
The Company’s discount rate assumptions are based on the interest rate of high-quality corporate bonds, with appropriate consideration of our plans’ participants’ demographics and benefit payment terms. For the year ended September 30, 2017, the Company used discount rates ranging from 1.1% to 13.4%. The Company believes the discount rates used are reflective of the rates at which pension benefits could be effectively settled. If interest rates decline resulting in a lower discount rate, our pension liability will increase along with the related pension expense and required funding contributions.
The Company’s expected return on plan assets assumptions are based on our expectation of long-term average rates of return on assets in the pension funds, which reflect both the current and projected asset mix of the funds and consider the historical returns earned on the fund. If the actual rates of return are lower than we assume, our future pension expense and required funding contributions may increase. Actual returns above the assumed level could decrease future pension expense and lower the amount of required funding contributions. For the year ended September 30, 2017, the Company used an expected return on plan assets of 1.1% to 7.0%. If plan assets decline due to poor market performance, the Company’s pension liability will increase along with increasing pension expense and required funding contributions may increase.
The Company reviews its actuarial assumptions on an annual basis and makes modifications based on current rates and trends when appropriate. Based on the information provided by independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flows in the future. See Note 17, Employee Benefit Obligations to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for further discussion of our employee benefit plans.
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
Liabilities from restructuring and related charges are recorded for estimated costs of facility closures, significant organizational adjustments and measures undertaken by us to exit certain activities. Costs for such activities are estimated by us after evaluating detailed analyses of the costs to be incurred. Such liabilities could include amounts for items such as severance costs and related benefits (including settlements of pension plans), lease termination payments and any other items directly related to the exit activities. Impairment of property, plant and equipment and other current or long-term assets as a result of restructuring related initiatives are recognized as a reduction of the appropriate asset.
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
While the actions are carried out as expeditiously as possible, restructuring and related charges are estimates. Changes in estimates resulting in an increase to or a reversal of a previously recorded liability may be required as we execute a restructuring plan. See Note 4, Restructuring and Related Charges to our Consolidated Financial Statements for further discussion of our restructuring initiatives and related costs.

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
Through Spectrum Brands, we have market risk exposure from changes in interest rates, foreign currency exchange rates, and commodity prices. Spectrum Brands uses derivative financial instruments to mitigate the risk from such exposures, when appropriate. While we or our subsidiaries may enter into derivative contracts to attempt to manage a portion of an underlying market risk, we or our subsidiaries may not be successful managing the intended risk and/or we or our subsidiaries may reduce or eliminate such arrangements at any time.
Interest Rate Risk
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
At September 30, 2017, the Company had $1,367.9 million, or 23.3%, of its total debt subject to variable interest rates, the majority related to Spectrum Brands’ Term Loans of $1,303.2 million. After inclusion of $300.0 million of Spectrum Brands’ interest rate swaps expiring in May 2020 fixing a portion of the variable rate debt, $1,067.9 million, or 18.2% of our consolidated debt is subject to variable rates. Assuming an increase to market rates of 1.0% as of September 30, 2017, the Company would incur an increase to interest expense of $10.9 million.
At September 30, 2017, the potential change in fair value of Spectrum Brands’ outstanding interest rate derivative instruments assuming a 1 percent decline in interest rates would be a loss of $8.3 million. The net impact on reported earnings, after also including the effect of the change on one year’s underlying interest rate exposure on Spectrum Brands’ variable rate Term Loan would be a net loss of $1.2 million.
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
At September 30, 2017, Spectrum Brands had $622.7 million equivalent of debt denominated in foreign currencies. Other than Spectrum Brands Canadian-denominated term loan and Euro-denominated 4.00% Notes in the equivalent of $59.0 million and $501.0 million, respectively, recorded in a U.S. Dollar functional entity, the remaining debt is recorded in countries with the same functional currency as the debt. The foreign currency exposure from the Canadian Dollar-denominated term loans are substantially offset by Canadian Dollar-denominated intercompany loan receivables recorded in a U.S. Dollar functional entity and the 4.00% Notes are held as a net investment hedge of the translation of the Company’s net investment in Euro-denominated subsidiaries.
As of September 30, 2017, the potential change in fair value of outstanding foreign exchange derivative instruments of Spectrum Brands, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $56.4 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $6.0 million.
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
As of September 30, 2017, the potential change in fair value of outstanding commodity price derivative instruments of Spectrum Brands, assuming a 10% decline in the underlying commodity prices, would be a loss of $3.1 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $2.0 million.
Risks Related to the Insurance Operations (Businesses Classified as Held for Sale)
For a discussion of the FGL Merger and the Front Street Sale, see Part I, item 1A, Risk Factors - “The FGL Merger and Front Street Sale are subject to various closing conditions, including regulatory approvals. ”
Market Risk Factors
Our Insurance Operations have significant holdings in financial instruments and are naturally exposed to a variety of market risks. FGL is primarily exposed to interest rate risk and equity price risk and has some exposure to credit risk and counterparty risk, which affect the fair value of financial instruments subject to market risk.
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
Interest Rate Risk
Interest rate risk is the Insurance Operations’ primary market risk exposure. The Insurance Operations define interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from the Insurance Operations’ holdings in interest sensitive assets and liabilities, primarily as a result of investing life insurance premiums and fixed annuity deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. Substantial and sustained increases or decreases in market interest rates can affect the profitability of the insurance products and fair value of the Insurance Operations’ investments, as the majority of the Insurance Operations’ insurance liabilities are backed by fixed maturity securities.
The profitability of most of the Insurance Operations’ products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. FGL has the ability to adjust the rates credited, primarily caps and credit rates, on the majority of the annuity liabilities at least annually, subject to minimum guaranteed values. In addition, the majority of the annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit the ability to adjust or maintain crediting rates at the levels necessary to avoid a narrowing of spreads under certain market conditions.
In order to meet its policy and contractual obligations, the Insurance Operations must earn a sufficient return on its invested assets. Significant changes in interest rates expose the Insurance Operations to the risk of not earning the anticipated spreads between the interest rate earned on its investments and the credited interest rates paid on outstanding policies and contracts. Both rising and declining interest rates can negatively affect interest earnings, spread income, and the attractiveness of certain products.
During periods of increasing interest rates, FGL may offer higher crediting rates on interest-sensitive products, such as indexed universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. A rise in interest rates, in the absence of other countervailing changes, will result in a decline in the market value of the Insurance Operations’ investment portfolio.
As part of the Insurance Operations’ asset/liability management program, significant effort has been made to identify the assets appropriate to different product lines and ensure investing strategies match the profile of these liabilities. The Insurance Operations’ asset/liability management program is designed to align the expected cash flows from the investment portfolio with the expected liability cash flows. As such, a major component of managing interest rate risk has been to structure the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of the insurance liabilities. The Insurance Operations use actuarial models to simulate cash flows expected from the existing business under various interest rate scenarios. The Insurance Operations use these simulations to measure the potential gain or loss in the fair value of interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from assets to meet the expected cash requirements of the liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of its investment portfolio. Duration measures the price sensitivity of a security to a small change in interest rates. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets could be expected to be largely offset by a change in the value of liabilities.
Credit Risk
The Insurance Operations’ are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in the Insurance Operations’ portfolios of debt and similar securities. The carrying value of the Insurance Operations’ fixed maturity AFS portfolio totaled $21.9 billion, including $0.7 billion of funds withheld receivables related to third parties, at September 30, 2017. The Insurance Operations’ credit risk materializes primarily as impairment losses. The Insurance Operations are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where the Insurance Operations expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on FGL’s capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
The Insurance Operations seek to manage the risk of default and rating migration by applying disciplined credit evaluation and underwriting standards and limiting allocations to lower quality, higher risk investments. In addition, the Insurance Operations diversify its exposure by issuer and country, using rating based issuer and country limits. The Insurance Operations also set investment constraints that limit its exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, the Insurance Operations have portfolio-level credit risk constraints in place. Limit compliance is monitored on a daily or, in some cases, monthly basis.
In connection with the use of call options, the Insurance Operations are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. The Insurance Operations have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst five different approved counterparties to limit the concentration in one counterparty. In addition, FGL’s policy allows for the purchase of derivative instruments from counterparties and/or clearinghouses that meet the required qualifications under the Iowa Code. The internal credit department reviews the ratings of all the counterparties periodically. Collateral support documents are negotiated to further reduce the exposure when deemed necessary.
Credit Risk
No collateral was posted by Front Street’s counterparties; accordingly, at September 30, 2017, the maximum amount of loss due to credit risk that Front Street would incur if parties to the call options failed completely to perform according to the terms of the contracts is $14.5 million.
Information regarding FGL’s exposure to credit loss on the call options it holds is presented in the following table:

		September 30, 2017				September 30, 2016
Counterparty	Credit Rating (Fitch/Moody’s/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A+	$3,164.4	$143.7	$104.6	$39.1	$2,301.7	$54.4	$9.6	$44.8
Deutsche Bank	A-/A3/A-	972.4	32.0	32.7	(0.7)	1,619.8	46.2	12.6	33.6
Morgan Stanley	*/A1/A+	1,555.7	81.7	87.5	(5.8)	2,951.8	86.3	58.0	28.3
Barclay's Bank	A*+/A1/A	2,163.3	72.8	73.8	(1.0)	1,389.6	39.2	—	39.2
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	2,458.5	82.6	82.6	—	1,623.5	49.1	47.6	1.5
Total		$10,314.3	$412.8	$381.2	$31.6	$9,886.4	$275.2	$127.8	$147.4
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
The following table presents FGL’s reinsurance recoverable balances and financial strength ratings for its four largest reinsurance recoverable balances as of September 30, 2017 (in millions):

		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Reassurance	$1,534.7	A+	Not Rated	Not Rated
Scottish Re	157.9	Not Rated	Not Rated	Not Rated
Security Life of Denver	146.6	A	A	A2
London Life	100.6	A	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. FGL is not aware of any material disputes arising from these reviews or other communications with the counterparties, and, therefore, as of September 30, 2017, no allowance for uncollectible amounts was recorded.

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
Front Street is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in Front Street’s funds withheld receivables portfolio that consists primarily of debt and equity securities. The carrying value of Front Street’s funds withheld receivables portfolio with third parties totaled $742.7 million at September 30, 2017. Front Street’s credit risk materializes primarily as impairment losses. Front Street is exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where Front Street expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on Front Street’s capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
Equity Price Risk
The Insurance Operations are primarily exposed to equity price risk through certain insurance products, specifically those products with guaranteed minimum withdrawal benefits. The Insurance Operations offer a variety of FIA contracts with crediting strategies linked to the performance of indices, such as the S&P 500 index, Dow Jones Industrials or the National Association of Securities Dealers Automated Quotation (“NASDAQ”) 100 index. The estimated cost of providing guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in the Insurance Operations’ net income. The rate of amortization of intangibles related to FIA products and the cost of providing guaranteed minimum withdrawal benefits could also increase if equity market performance is worse than assumed.
To seek to economically hedge the equity returns on these products, the Insurance Operations purchase derivatives to hedge the FIA equity exposure. The primary way the Insurance Operations hedge FIA equity exposure is to purchase over the counter equity index call options from broker-dealer derivative counterparties approved by their internal credit department. FGL also hedges FIA equity exposure by purchasing exchange traded equity index futures contracts. The Insurance Operations’ hedging strategy has enabled it to reduce its overall hedging costs and achieve a high correlation of returns on the call options purchased relative to the index credits earned by the FIA contractholders. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA contracts. These hedge programs are limited to the current policy term of the FIA contracts, based on current participation rates. Future returns, which may be reflected in FIA contracts’ credited rates beyond the current policy term, are not hedged. The Insurance Operations attempt to manage the costs of these purchases through the terms of its FIA contracts, which permit it to change caps or participation rates, subject to certain guaranteed minimums that must be maintained.
The derivatives are used to fund the FIA contract index credits and the cost of the call options purchased is treated as a component of spread earnings. While the FIA hedging program does not explicitly hedge U.S. GAAP income volatility, the FIA hedging program tends to mitigate a significant portion of the statutory and U.S. GAAP reserve changes associated with movements in the equity market and risk-free rates. This is due to the fact that a key component in the calculation of statutory and U.S. GAAP reserves is the market valuation of the current term embedded derivative. Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be a reasonable match between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch due to the fact that the hedges which are put in place are only intended to cover exposures expected to remain until the end of an indexing term. To the extent index credits earned by the contractholder exceed the proceeds from option expirations and futures income, the Insurance Operations incur a hedging loss.

Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed call option proceeds received at expiration related to such credits, any shortfall is funded by FGL’s net investment spread earnings and futures income. For Fiscal 2017, the annual index credits to policyholders on their anniversaries were $392.1 million. Proceeds received at expiration on call options related to such credits were $405.4 million. This shortfall is funded by FGL’s net investment spread earnings and futures income.
The Insurance Operations enter into hedging transactions with respect to market exposures periodically depending on market conditions and the Insurance Operations’ risk tolerance. The FIA hedging strategy seeks to economically hedge the equity returns and exposes the Insurance Operations to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. The Insurance Operations use a variety of techniques including direct estimation of market sensitivities and value-at-risk to monitor this risk daily.
Sensitivity Analysis
Interest Rate Risk
The Insurance Operations assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. If interest rates were to increase 100 basis points from levels at September 30, 2017, the estimated fair value of the Insurance Operations’ fixed maturity securities would decrease by approximately $1,494.8 million. If interest rates were to decrease by 100 basis points from levels at September 30, 2017, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $217.8 million.
The actuarial models used to estimate the impact of a 100 basis points change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by these simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because the Insurance Operations actively manage its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other-than-temporary impairments (“OTTI”)) would generally be realized only if the Insurance Operations were required to sell such securities at losses prior to their maturity to meet liquidity needs, which it manages using the surrender and withdrawal provisions of the annuity contracts and through other means.
Equity Price Risk
Assuming all other factors are constant, the Insurance Operations estimate that a decline in equity market prices of 10% would cause the market value of the Insurance Operations’ equity investments to decline by approximately $77.3 million, its derivative investments to decrease by approximately $22.6 million based on equity positions and its FIA embedded derivative liability to decrease by approximately $39.0 million as of September 30, 2017. Because the Insurance Operations’ equity investments are classified as AFS, the 10% decline would not affect current earnings except to the extent that it reflects OTTI. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in the Insurance Operations’ estimates of total gross profits used as a basis for amortizing deferred acquisition costs and value of business acquired.

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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that, as of September 30, 2017, the

Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management, under the supervision of and with the participation of the Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017 based on criteria for effective control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of September 30, 2017 in accordance with the COSO criteria. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition. The Company’s management excluded Spectrum Brands’ acquisitions of GloFish, which was completed on May 12, 2017 and PetMatrix, which was completed on June 1, 2017, from the assessment of the effectiveness of internal control over financial reporting. The total assets of $309.3 million and total net sales of $28.1 million associated with the acquisitions are included in the consolidated financial statements of the Company as of and for the year ended September 30, 2017. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included on page F-3 of this Form 10-K.
Changes in Internal Controls Over Financial Reporting
During the quarter ended September 30, 2017, FGL notified the Company that FGL’s management had identified a deficiency in the design and operation of a control over the accuracy of data inputs and approval of updates to certain economic rate table inputs which impacted the valuation of the FGL’s FIA contract reserve liability for the quarters ended March 31, 2017 and June 30, 2017. As previously discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, FGL has been classified as an asset held for sale in in the accompanying Consolidated Balance Sheet and FGL’s operations were classified as discontinued operations in the accompanying Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. The control deficiency resulted in an immaterial misstatement of our previously issued interim financial statements which was corrected in the quarter ended September 30, 2017. Management has concluded the deficiency constituted a material weakness in internal control over financial reporting during the quarters ended March 31, 2017 and June 30, 2017. FGL evaluated the controls associated with the economic rate table and valuation of FGL’s FIA contract reserve liability and designed a remediation plan to strengthen the control over the economic rate table review. During the quarter ended September 30, 2017, FGL implemented the remediation plan, tested the enhanced control over the economic rate table review and concluded the deficiency has been remediated.
An evaluation was performed under the supervision of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2017. Except with respect to the changes in connection with FGL’s implementation of the remediation plan discussed above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
None.

PART III
Unless otherwise indicated in Part III of this annual report on Form 10-K (this “Form 10-K”) or the context requires otherwise, in this Form 10-K, references to the “Company,” “HRG,” “we,” “us” or “our” refer to HRG Group, Inc. and, where applicable, its consolidated subsidiaries; “FGH” refers to Fidelity & Guaranty Life Holdings, Inc. and, where applicable, its consolidated subsidiaries; “FGL” refers to Fidelity & Guaranty Life and, where applicable, its consolidated subsidiaries; “Fiscal 2013” refers to the fiscal year ended September 30, 2013; “Fiscal 2014” refers to the fiscal year ended September 30, 2014; “Fiscal 2015” refers to the fiscal year ended September 30, 2015; “Fiscal 2016” refers to the fiscal year ended September 30, 2016; “Fiscal 2017” refers to the fiscal year ended September 30, 2017; “Fiscal 2018” refers to the fiscal year ending September 30, 2018; “Front Street” refers to Front Street Re (Delaware) Ltd. and, where applicable, its consolidated subsidiaries; “Front Street Cayman” refers to Front Street Re Cayman Ltd.;“Front Street Bermuda” refers to Front Street Re Ltd.; “HGI Energy” refers to HGI Energy Holdings, LLC and, where applicable, its consolidated subsidiaries; “HGI Funding” refers to HGI Funding, LLC and, where applicable, its consolidated subsidiaries; “Salus” refers to Salus Capital Partners, LLC and, where applicable, its consolidated subsidiaries; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; and “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries.
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
Class II Directors - Terms Expiring 2018
Curtis A. Glovier, age 53, has served as a director of HRG since February 2015. Mr. Glovier currently serves as the Chairman and Chief Executive Officer of PENSCO Trust Company, a wholly-owned subsidiary of Opus Bank, a publicly traded bank, and as Senior Executive President, Head of Wealth Services of Opus Bank and as Senior Managing Director in the Merchant Banking division. Mr. Glovier also serves as Manager of CAG Investment, LLC and Imladris LLC. Mr. Glovier has also served on the board of directors of Opus Bank since September 2010. From May 2007 until July 8, 2016, Mr. Glovier was a Managing Director at Fortress Investment Group LLC (“Fortress”), which through its affiliated funds, is a significant stockholder of HRG. Prior to that, Mr. Glovier served as a Managing Director and Co-Head of the Middle Market Buyout Group at Perseus, LLC. Prior to joining Perseus, LLC in 2000, he was a Managing Director of Nassau Capital. Prior to joining Nassau Capital, Mr. Glovier worked at Goldman, Sachs & Co. in the Mergers & Acquisitions, Structured Finance and Leveraged Buyout groups, and was also a management consultant at The Boston Consulting Group. Mr. Glovier has served as a director of several companies in a variety of industries, including the financial services, branded consumer products, pharmaceutical and alternative energy areas. He formerly served on the board of directors of CarCor Investment Holdings LLC, Omnisure Group, LLC and SNAAC Investors LLC. Mr. Glovier holds a B.A. from Princeton University, a M.Ec. from James Cook University in Australia, and an M.B.A. as a Palmer Scholar from The Wharton School at the University of Pennsylvania.
David M. Maura, age 44, has served as a director of HRG since May 2011 and as the Executive Chairman of Spectrum Brands, a subsidiary of HRG, since January 2016. Mr. Maura previously served as the Chairman of the board of Spectrum Brands from July 2011 until his appointment as Executive Chairman, and as the interim Chairman of the board of directors of Spectrum Brands and as one of its directors since June 2010. Mr. Maura served as a Managing Director and Executive Vice President of Investments of HRG from October 2011 until November 2016. Mr. Maura also currently serves as the Chairman and Chief Executive Officer of Mosaic Acquisition Corp., a publicly traded blank check company. Prior to becoming Managing Director and Executive Vice President of Investments at HRG, Mr. Maura was a Vice President and Director of Investments of Harbinger Capital Partners, LLC (“Harbinger Capital”). Prior to joining Harbinger Capital in 2006, Mr. Maura was a Managing Director and Senior Research Analyst at First Albany Capital, where he focused on distressed debt and special situations, primarily in the consumer products and retail sectors. Prior to First Albany, Mr. Maura was a Director and Senior High Yield Research Analyst in Global High Yield Research at Merrill Lynch & Co. Mr. Maura was a Vice President and Senior Analyst in the High Yield Group at Wachovia Securities, where he covered various consumer product, service and retail companies. Mr. Maura began his career at ZPR Investment Management as a Financial Analyst. During the past five years, Mr. Maura has served on the board of directors of Russell Hobbs, Inc. (formerly Salton, Inc.), Applica Incorporated, and Ferrous Resources Ltd. Mr. Maura received a B.S. in Business Administration from Stetson University and is a CFA charterholder.
Joseph S. Steinberg, age 73, has served as Chairman of the Board of HRG since December 2014 and as a director of HRG since July 2014. Mr. Steinberg was appointed as the Chief Executive Officer of HRG effective as of April 14, 2017. Mr. Steinberg has also served as Chairman of the board of directors of FGL, a subsidiary of HRG, since March 2015 and has served on the board of directors of FGL and Spectrum Brands since February 2015 and March 2015, respectively. Mr. Steinberg is Chairman of the board of directors of Leucadia National Corporation (“Leucadia”), a significant stockholder of HRG. He has served as a director of Leucadia since December 1978 and as President from January 1979 until March 1, 2013, when he became the Chairman of the Leucadia board of directors. Mr. Steinberg has served as Chairman of the board of directors of HomeFed

Corporation (“HomeFed”) since 1999 and as a HomeFed director since 1998. Mr. Steinberg also serves on the board of directors of Crimson Wine Group, Ltd. Mr. Steinberg has served as a director of Jefferies Group, LLC (“Jefferies”), a subsidiary of Leucadia, since April 2008. Mr. Steinberg previously served as a director of Mueller Industries, Inc. from September 2011 to September 2012.
Class III Directors - Terms Expiring 2019
Frank Ianna, age 68, has served as a director of HRG since April 2013. Mr. Ianna served as director of Sprint Corporation from 2009 until August 2015. Mr. Ianna served as a director of Clearwire Corporation from November 2008 until June 2011 and as a director of Tellabs, Inc. from 2004 until 2013. Mr. Ianna served on the board of trustees of the Stevens Institute of Technology between 1997 and 2007 and as chairman of its subsidiary, Castle Point Holdings, Inc., between 2006 and 2007. Mr. Ianna has also served as a director of a number of private companies and non-profit organizations. Mr. Ianna retired from AT&T, Inc. in 2003 after a 31-year career serving in various executive positions, most recently as President of AT&T Network Services. Mr. Ianna serves as a consultant for McCreight & Company, a consulting company based in Connecticut. Mr. Ianna received his undergraduate degree from the Stevens Institute in Electrical Engineering in 1971 (BEEE), and his Master’s Degree from MIT in 1972 (MSEE) and completed the Program for Management Development (PMD), an Executive Education Program of the Harvard Business School in 1985.
Gerald Luterman, age 73, has served as a director of HRG since April 2013. Mr. Luterman has been a director of Florida Community Bank since January 2010. Mr. Luterman also served as Interim Chief Financial Officer of NRG Energy, Inc. (“NRG”) from November 2009 through May 2010. Mr. Luterman was Executive Vice President and Chief Financial Officer of KeySpan Corporation from August 1999 to September 2007. Mr. Luterman has more than 30 years of experience in senior financial positions with companies including American Express Company, Booz Allen & Hamilton, Inc., Xomox Corporation, a subsidiary of Emerson Electric Company and Arrow Electronics. Mr. Luterman also served as a director of NRG from April 2009 to 2014, IKON Office Solutions, Inc. from November 2003 until August 2008 and U.S. Shipping Partners L.P. from May 2006 until November 2009. Mr. Luterman previously qualified as a Canadian Chartered Accountant and graduated from McGill University in Montreal, earning a Bachelor of Commerce Degree in Economics in 1965 and an M.B.A. from Harvard Business School in 1969.
Class I Directors - Terms Expiring 2020
Andrew A. McKnight, age 40, was appointed as a director of HRG in July 2016. Mr. McKnight currently serves as a Partner and Managing Director at Fortress, which through its affiliated funds, is a significant stockholder of HRG. Prior to joining Fortress in 2005, Mr. McKnight served as a Managing Director at Fir Tree Partners. Prior to joining Fir Tree in 2002, he was in the Leveraged Finance group at Goldman, Sachs & Co. Mr. McKnight currently serves on the Board of Ligado Networks and has served on the board of FGL, a subsidiary of HRG, since April 2017. Mr. McKnight holds a B.A. from the University of Virginia.
Andrew Whittaker, age 56, has served as a director of HRG since July 2014. Since 2002, Mr. Whittaker has been the Vice Chairman of Jefferies, a subsidiary of Leucadia, a significant stockholder of HRG. In addition, Mr. Whittaker has also been the Vice Chairman of Leucadia since 2014. Mr. Whittaker has served as a member of the board of directors of Jefferies Finance LLC since 2004. Mr. Whittaker has been a long-standing member of the Jefferies Executive Committee. He was formerly the Co-Head of Investment Banking at Jefferies. He was a founding member of the Investment Banking department at Jefferies in 1990.  Mr. Whittaker has extensive investment banking experience in a broad range of industries. Mr. Whittaker received an M.B.A. from Harvard Business School and a B.A. from Dartmouth College.
EXECUTIVE OFFICERS
The following sets forth certain information with respect to the executive officers of the Company, as of the date of this report. All officers of the Company serve at the discretion of the Board.

Name	Age	Position
Joseph S. Steinberg*	73	Chief Executive Officer and Chairman of the Board
Ehsan Zargar	40	Executive Vice President, Chief Operating Officer, General Counsel and Corporate Secretary
George C. Nicholson	58	Senior Vice President, Chief Accounting Officer and Chief Financial Officer
*    For biographical information see “Board of Directors” above.
Ehsan Zargar, age 40, has served as Executive Vice President and Chief Operating Officer of HRG effective as of January 2017, as General Counsel since April 2015, and as Corporate Secretary since February 2012. Mr. Zargar is responsible for leading and carrying out the Company’s strategic and tactical initiatives. Mr. Zargar is also responsible for providing the Company’s Board and senior management with advice on the Company’s strategies and for their implementation. In addition, Mr. Zargar is responsible for overseeing the Company’s legal and risk management function. Mr. Zargar joined the Company in June 2011 as a member of the legal department and since then has served in positions of increasing responsibility. Mr. Zargar has also served on the board of directors of Spectrum Brands, a subsidiary of HRG, since August 2017. Prior to joining HRG, Mr. Zargar worked in the New York office of Paul, Weiss, Rifkind, Wharton & Garrison LLP from November 2006 to June 2011, where he worked on a range of capital markets, securities and M&A transactions and corporate governance matters. Prior to that, Mr. Zargar practiced law at another major law firm focusing on general corporate matters. Mr. Zargar received a law degree from Faculty of Law at University of Toronto and a B.A. from the University of Toronto.
George C. Nicholson, age 58, has served as Senior Vice President and Chief Accounting Officer of HRG since November 2015. On January 20, 2017, Mr. Nicholson was appointed as Chief Financial Officer of the Company. Mr. Nicholson served as Acting Chief Financial Officer from January 4, 2016 to January 20, 2017. Mr. Nicholson also serves as a director and Senior Vice President, Chief Accounting Officer and Chief Financial Officer of NZCH Corporation, a subsidiary of HRG. Previously, Mr. Nicholson was employed by HGI Asset Management Holdings, LLC, a subsidiary of HRG, from May 2013 to November 2015. Mr. Nicholson served as Vice President and Controller of Fidelity & Guaranty Life Insurance Company, a subsidiary of FGL (“FGL Insurance”), from August 2007 through May 2013. Prior to joining FGL Insurance, Mr. Nicholson served as Chief Accounting Officer of Capital Bank Corporation from September 2005 to August 2007 and previously held executive positions at Nationwide Mutual Insurance Company and London Pacific Life & Annuity Company. Mr. Nicholson spent 10 years with Ernst & Young ending as a Senior Manager specializing in the energy and financial services industry. Mr. Nicholson is a Certified Public Accountant and holds an M.B.A. degree from the University of Kentucky and a B.B.A. degree from Eastern Kentucky University.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than 10% of our Common Stock and securities convertible into shares of Common Stock (together with the Common Stock, “Subject Shares”), to file with the SEC initial reports of ownership and reports of changes in ownership of Subject Shares. Directors, officers and greater than 10% beneficial owners of the Subject Shares are required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports filed with the SEC, we believe that these persons have complied with all applicable filing requirements during Fiscal 2017.
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
Our Board has adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for Chief Executive and Senior Financial Officers to provide guidance to all of our directors, officers and employees, including our principal executive officer, principal accounting officer or controller or persons performing similar functions. Our Board has adopted a corporate governance policy prohibiting our directors and executive officers from (i) hedging the economic risk associated with the ownership of our Common Stock, or (ii) pledging our Common Stock, after the date the policy was adopted, unless, in each case, first pre-approved by our General Counsel. Our Board has also adopted an equity retention policy for the Company’s senior management and our non-executive Directors.
Director Independence
Our Board has determined that Messrs. Glovier, Ianna, Luterman and McKnight, each a non-management director, qualify as independent directors under our Corporate Governance Guidelines and the NYSE Rules. Under our Corporate Governance Guidelines and the NYSE Rules, no director qualifies as independent unless our Board affirmatively determines that the director has no material relationship with HRG. Based upon information requested from and provided by each director concerning their background, employment and affiliations, our Board has determined that each of the independent directors named above has no material relationship with HRG, nor has any such person entered into any material transactions or arrangements with HRG or its subsidiaries, and is therefore independent under the NYSE Rules. In making such determination, our Board considered a variety of factors, including certain business transactions from time to time between us and certain entities affiliated with our directors, and determined that Messrs. Glovier, Ianna, Luterman and McKnight qualify as independent directors under our Corporate Governance Guidelines and the NYSE Rules.

Meetings of Independent Directors
We generally hold executive sessions at each Board and committee meeting. Mr. McKnight presides over executive sessions of the entire Board and the chairman of each committee presides over the executive session of that committee.
Board Structure and Risk Oversight
Mr. Steinberg serves as the Chairman of our Board and as our Chief Executive Officer. Mr. Steinberg is responsible for overseeing the day-to-day activities of the Company. Given the structure and business strategy of our Company, our Board believes that it is in the best interest of the Company for Mr. Steinberg to concurrently serve as Chief Executive Officer and Chairman of the Board.
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
INFORMATION ABOUT COMMITTEES OF OUR BOARD
Our Audit Committee, Compensation Committee and NCG Committee were our Board’s standing committees during Fiscal 2017. Our Board held 30 meetings during Fiscal 2017.
Audit Committee
As of the date hereof, our Audit Committee is composed of Messrs. Luterman (Chairman), Glovier and Ianna. Our Board determined that all members of our Audit Committee qualify as independent under applicable SEC rules (including Exchange Act Rule 10A-3), NYSE Rules and the Company’s Corporate Governance Guidelines. Messrs. Luterman and Ianna also qualify as “audit committee financial experts” as defined by Item 407(d)(5)(ii) of Regulation S-K. Our Audit Committee held four meetings during Fiscal 2017.
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
Compensation Committee
As of the date hereof, our Compensation Committee is composed of Messrs. Ianna (Chairman), Glovier, Luterman and McKnight. During Fiscal 2017, Mr. Steinberg served as a member of our Compensation Committee until he was appointed as Chief Executive Officer of HRG in April 2017. Our Board determined that all members of our Compensation Committee qualify as independent under applicable SEC rules, NYSE Rules and the Company’s Corporate Governance Guidelines. Our Compensation Committee held ten meetings during Fiscal 2017.
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
NCG Committee
As of the date hereof, our NCG Committee is composed of Messrs. Ianna (Chairman), Glovier, Luterman and McKnight. During Fiscal 2017, Mr. Steinberg served as a member of our NCG Committee until he was appointed as Chief Executive Officer of HRG in April 2017. Our Board determined that all members of our NCG Committee qualify as independent under applicable SEC rules, NYSE Rules and the Company’s Corporate Governance Guidelines. Our NCG Committee held one meeting during Fiscal 2017.
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

Item 11.     Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This section provides an overview and analysis of our compensation program and policies, the material compensation decisions made under those programs and policies, and the material factors considered in making those decisions. The discussion below is intended to help you understand the detailed information provided in our executive compensation tables and put that information into context within our overall compensation program. The series of tables following this Compensation Discussion and Analysis provides more detailed information concerning compensation earned or paid in Fiscal 2017, Fiscal 2016 and Fiscal 2015 for the following individuals (each a “named executive officer” for all or a portion of Fiscal 2017):

•	Joseph S. Steinberg, Chief Executive Officer and Chairman of the Board;

•	Ehsan Zargar, Executive Vice President, Chief Operating Officer, General Counsel and Corporate Secretary;

•	George C. Nicholson, Senior Vice President, Chief Financial Officer and Chief Accounting Officer;

•	Omar M. Asali, our former President and Chief Executive Officer, and former Director; and

•	David M. Maura, a Director and our former Managing Director and Executive Vice President of Investments.
As previously disclosed, Mr. Maura’s employment with the Company ceased on November 28, 2016, and Mr. Asali’s employment with the Company ceased on April 14, 2017, which was, in each case, prior to the completion of Fiscal 2017. Mr. Steinberg did not receive compensation from HRG in his capacity as the Chief Executive Officer of the Company and instead only received ordinary board fees for his service as a director of HRG, Spectrum Brands and FGL.
Executive Summary
Highlights for Fiscal 2017
During Fiscal 2017, we executed on a number of strategic initiatives, including:

•	At HRG, continuing to advance the simplification of our corporate structure and focusing on the reduction of general and administrative expenses.

•
At FGL, entering into an Agreement and Plan of Merger (the “FGL Merger Agreement”) with CF Corporation (“CF Corp”), FGL U.S. Holdings Inc., an indirect wholly owned subsidiary of CF Corp (“CF/FGL US”), and FGL Merger Sub Inc., a direct wholly owned subsidiary of CF/FGL US, pursuant to which CF Corp has agreed to acquire FGL for $31.10 per share (the “FGL Merger”).

•
At Front Street, entering into a Share Purchase Agreement (the “Front Street Purchase Agreement”) pursuant to which Front Street has agreed to sell (the “Front Street Sale”) to CF/FGL US all of the issued and outstanding shares of (i) Front Street Cayman and (ii) Front Street Bermuda (collectively, the “Acquired Companies”). The purchase price is $65.0 million, subject to customary adjustments for transaction expenses.

•
At Spectrum Brands, completing of the acquisitions of (i) Petmatrix LLC, a manufacturer and marketer of rawhide-free dog chews, for a purchase price of $255.2 million, (ii) GloFish branded operations, which primarily consist of the development and licensing of fluorescent fish for sale through mass retail and online channels, for a purchase price of $53.9 million, and (iii) the remaining 44.0% non-controlling interest of Shaser, Inc. for a purchase price of $12.6 million.

•	At Spectrum Brands, redeeming the remaining outstanding $129.7 million aggregate principal amount of 6.375% Notes due 2020.

•
At Spectrum Brands, entering into the multiple amendments to the credit agreement governing its term loans and the revolving credit facility (the “Revolver Facility”, collectively the “Credit Agreement”) reducing the interest rate margins and commitment fee, extending the maturity to March 2022, increasing its USD Term Loan by $250.0 million of incremental borrowings and removing the floor which both LIBOR and base rates were subject to.

•	At Salus, recovering $30.9 million on the remaining loans in its asset-backed portfolio and winding down the operations of Salus.
The foregoing is a highlight summary of only certain of HRG’s performance measures as of the end of Fiscal 2017. For a more complete understanding and evaluation of the business and financial results of the Company and its subsidiaries, you are encouraged to read the remainder of this report and the Company’s other reports filed with the SEC.
Summary of the Governance Features of our Compensation Programs for Fiscal 2017
Listed below are some of the Company’s more significant practices and policies that were in effect during Fiscal 2017

•
No 280G or Section 409A Excise Tax Gross-Ups: We do not provide “gross-ups” for any taxes imposed with respect to Section 280G (change of control) or Section 409A (nonqualified deferred compensation) of the Code.

•	No Pensions or Supplemental Pensions: Our named executive officers are not provided with pension or supplemental executive retirement plans.

•	No Single-Trigger Equity Acceleration: In Fiscal 2017, we did not provide our named executive officers “single-trigger” equity vesting upon a change of control.

•	No Repricing of Underwater Stock Options without Stockholder Approval: We do not lower the exercise price of any outstanding stock options, unless stockholders approve this.

•	No Discounted Stock Options: The exercise price of our stock options is not less than 100% of the fair market value of our Common Stock on the date of grant.

•
No Unauthorized Hedging or Pledging: Our Board has adopted a corporate governance policy prohibiting our directors and executive officers from (i) hedging the economic risk associated with the ownership of our Common Stock and (ii) pledging our Common Stock, unless, in each case, first pre-approved by our General Counsel.

Compensation Philosophy and General Objectives
For Fiscal 2017, in connection with the Company’s general reviewing of its strategic alternatives and direction of the Company, our executive compensation philosophy was focused on the retention of our executives. The Company determined that its previous bonus plan, which was based on the Company’s net asset value, was not appropriate for Fiscal 2017. Accordingly, in Fiscal 2017, the Company terminated the net asset value bonus plan and instead entered into retention bonus arrangements with certain of our executives. Our Compensation Committee considered several factors in designing levels of compensation, including, but not limited to, historical levels of pay for each executive, turnover in the executive ranks, and its judgment about retention risk with regards to each executive relative to their importance to the Company.
Components of Executive Compensation
The principal elements of compensation for our continuing named executive officers in Fiscal 2017 were:
•base salary;
•retention bonus payable in cash; and
•limited benefits.
Mr. Steinberg did not receive compensation in his capacity as the Chief Executive Officer of the Company and instead only received ordinary board fees for his service as a director of HRG, Spectrum Brands and FGL.
How We Determine Each Element of Compensation
Role of Our Compensation Committee
Our Compensation Committee is responsible for our executive compensation program design and administration, including a regular review of our compensation programs and evaluation of management performance and awards consistent with our bonus plan. In Fiscal 2017, our Compensation Committee was advised by separate outside counsel, as it deemed appropriate. In Fiscal 2017, our Compensation Committee did not engage a compensation consultant.
Base Salary
For Fiscal 2017, our Compensation Committee determined that the base salaries provided to our named executive officers represented an appropriate level of compensation in accordance with each such executive officer’s job responsibilities and contributions to our Company. Mr. Nicholson’s base salary was increased from $275,000 to $325,000 effective as of January 1, 2017, and increased to $338,000 effective as of October 1, 2017.
Annual Bonus Plan
As discussed above, in connection with its review of strategic alternatives, the Company determined that its previous bonus plan, which was based on the Company’s net asset value, was not appropriate for Fiscal 2017. Accordingly, in Fiscal 2017, the Company terminated the net asset value bonus plan and instead entered into retention bonus arrangements with certain of our executives.
For Fiscal 2017, Mr. Nicholson was eligible to receive a retention bonus amount equal to $725,000, plus a one-time payment of $100,000, pursuant to retention bonus arrangements entered into with the Company. For Fiscal 2017, Mr. Zargar was eligible to receive a retention bonus amount equal to $3,000,000, plus a potential transaction bonus equal to $1,000,000, pursuant to retention bonus arrangements entered into with the Company.
For Fiscal 2017, Messrs. Asali and Maura received bonus compensation pursuant to their respective transition and separation agreements entered into with the Company. As discussed above, Mr. Steinberg did not receive compensation in his capacity as the Chief Executive Officer of the Company and thus did not receive any bonus for Fiscal 2017.
For further details on the bonus amounts paid to the Named Executive Officers for Fiscal 2017, see the section titled “Summary Compensation Table” and “Agreements with Named Executive Officers.” For details on the bonus amounts payable to the continuing Named Executive Officers for Fiscal 2018, see the section titled “Agreements with Named Executive Officers.”

Benefits
During Fiscal 2017, we provided our named executive officers with standard medical, dental, vision, disability and life insurance benefits available to employees generally. Messrs. Nicholson and Zargar also participated in a supplemental health insurance plan effective July 1, 2017, that provides supplemental insurance coverage for certain out of pocket healthcare expenses.
We limit the use of perquisites as a method of compensation and provide executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. In this regard, our named executive officers are eligible to participate in a flexible perquisite account under our FlexNet Program, which permits them to be reimbursed for certain eligible personal expenses, up to a per year cap of $50,000 for Messrs. Asali, Maura and Zargar and $25,000 for Mr. Nicholson. Eligible expenses include, but are not limited to, reimbursement for tax preparation, legal services, education programs, health and wellness programs, technology and personal computers, wills and estate planning services and transportation services. For Fiscal 2017, participants were responsible for payment of taxes on FlexNet payments. Reimbursements, at participants’ elections, can be net of taxes and/or include an estimated tax payment, subject to the annual maximum reimbursement cap. Further, we may provide from time to time in our discretion reimbursement for other employment related expenses. The perquisites provided to the named executive officers are quantified in the Summary Compensation Table below.
We sponsor a 401(k) Retirement Savings Plan (the “401(k) Plan”) in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations. In Fiscal 2017 we made discretionary matching contributions of up to 5% of eligible compensation.
Risk Review
Our Compensation Committee reviewed, analyzed and discussed the incentives created by our Fiscal 2017 compensation program. Our Compensation Committee does not believe that any aspect of our Fiscal 2017 compensation program encouraged our named executive officers to take unnecessary or excessive risks.
Compensation in Connection with Termination of Employment and Change-In-Control
During Fiscal 2017, Messrs. Asali, Maura, Zargar and Nicholson had employment agreements which provided for termination compensation in the form of payment of bonuses and salary and benefit continuation ranging from six to twenty-four months following involuntary termination of employment.
However, as described more fully under the Section titled “Agreements with Named Executive Officers”, during Fiscal 2017 the Company entered into (i) a transition agreement with Mr. Asali, (ii) a separation agreement with Mr. Maura and (iii) retention agreements with each of Messrs. Zargar and Nicholson that, among other things, provided such named executive officers with certain payments upon termination of employment, in lieu of bonuses or severance pursuant to employment agreements or otherwise.
During Fiscal 2017, our compensation programs did not provide for any “golden parachute” tax gross-ups to any named executive officer.
You can find additional information regarding compensation payable in connection with termination of employment to our named executive officers under the headings “Agreements with Named Executive Officers” and “Payments Upon Termination and Change of Control” below.
Impact of Tax Considerations
With respect to taxes, Section 162(m) of the Code imposes a $1 million limit on the deduction that a company may claim in any tax year with respect to compensation paid to each of its Chief Executive Officer and three other named executive officers (other than the Chief Financial Officer), unless certain conditions are satisfied. Certain types of performance-based compensation are generally exempted from the $1 million limit. Performance-based compensation can include income from stock options, performance-based restricted stock, and certain formula driven compensation that meets the requirements of Section 162(m). In structuring the compensation for our named executive officers our Compensation Committee will review a variety of factors including the deductibility of such compensation under Section 162(m), to the extent applicable. However, this is not the driving or most influential factor. Our Compensation Committee has approved, and is expected to approve in the future, non-deductible compensation arrangements and specifically reserves the right to do so.
Advisory Vote on Executive Compensation
Our Compensation Committee and our Board considered the results of our stockholder vote regarding the non-binding resolution on executive compensation presented at the 2017 Annual Meeting, where 94.82% of votes cast approved the compensation program described in the Company’s proxy statement for the 2017 Annual Meeting. Our Compensation Committee and our Board have continued to maintain a generally similar compensation philosophy.
At the 2017 Annual Meeting, a majority of our stockholders approved, as recommended by our Board, a proposal for our stockholders to be provided with the opportunity to cast a non-binding advisory vote on compensation of our named executive officers every three years. Our Board believed that this frequency is appropriate as a triennial vote would provide the Company with sufficient time to engage with stockholders to understand and respond to the “say-on-pay” vote results and to put in place any changes to the Company’s compensation program as a result of such discussions, if necessary. The next stockholder advisory (non-binding) vote on executive compensation will be held at our upcoming 2020 Annual Meeting of Stockholders and the next stockholder advisory (non-binding) vote on the frequency of the say-on-pay vote will be held at our 2023 Annual Meeting of Stockholders.
Components of Executive Compensation
The following table discloses compensation received by Messrs. Steinberg, Asali, Maura, Zargar and Nicholson, each of whom was a “named executive officer” for all or a portion of Fiscal 2017. As disclosed in greater detail elsewhere in this report, Mr. Maura’s employment with the Company ceased on November 29, 2016 and Mr. Asali’s employment with the Company ceased on April 14, 2017. In addition, Mr. Steinberg did not receive compensation in his capacity as the Chief Executive Officer of the Company and instead only received ordinary board fees for his service as a director of HRG, Spectrum Brands and FGL.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Joseph S. Steinberg, Chief Executive Officer and Chairman of the Board	2017	—	—	80,000	—	—	85,927	165,927
Omar M. Asali, Former President and Chief Executive Officer	2017	284,615	3,000,000	—	—	—	51,775	3,336,390
	2016	500,000	—	242,786	46,454	8,000,000	50,000	8,839,240
	2015	500,000	—	10,348,776	1,809,401	171,000	50,000	12,879,177
David M. Maura, Former Executive Vice President of Investments and Managing Director	2017	—	2,150,000	—	1,895,458	—	550,000	4,595,458
	2016	150,824	—	191,356	36,613	3,355,080	50,000	3,783,873
	2015	500,000	—	5,044,576	866,770	135,000	50,000	6,596,346
Ehsan Zargar, Executive Vice President, Chief Operating Officer, General Counsel and Corporate Secretary	2017	400,000	3,000,000	—	—	—	64,225	3,464,225
George C. Nicholson, Senior Vice President, Chief Accounting Officer and Chief Financial Officer	2017	312,500	825,000	—	—	—	42,441	1,179,941
	2016	275,000	—	—	—	300,000	38,250	613,250

(1)
For Messrs. Zargar and Nicholson this reflects amounts payable for Fiscal 2017 pursuant to their retention agreements. For further details on the retention bonus amounts payable thereunder, see the section titled “Agreements with Named Executive Officers.” For Mr. Asali and Mr. Maura this reflects the cash portion of their incentive awards earned for Fiscal 2017. In addition, Mr. Asali and Mr. Maura received compensation from Spectrum Brands for services performed for Spectrum Brands, which is not included in this report and Mr. Asali received compensation from Fidelity & Guaranty Life, which is not included in this report.

(2)
All stock and option awards were granted under the Harbinger Group Inc. 2011 Omnibus Equity Award Plan, as amended (the “2011 Plan”). Mr. Steinberg received the stock award as part of his Director compensation. The equity awards presented in this table were granted as follows (i) on November 28, 2016, Mr. Steinberg was granted $80,000 in the form of 5,092 shares of restricted stock that vested on September 30, 2017 pursuant to the HRG Director compensation plan for Fiscal 2017, and (ii) on December 14, 2016, Mr. Maura was granted $1,895,458 in the form of nonqualified stock options to purchase 318,190 shares of our Common Stock which vest as follows: 30,626 were vested on the date of grant, 30,626 shall vest on December 14, 2017, 128,469 shall vest on December 14, 2018 and 128,469 shall vest on December 14, 2019. These columns reflect the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, See Note 20 to our Consolidated Financial Statements included in Part VI - Item 15. Financial Statements. Excluded from the table above is the grant of 181 shares received by Mr. Zargar for service as a director of Spectrum Brands during Fiscal 2017. Also excluded from the table above is the grant of 1,670  shares and $178,750 of cash compensation and $2,739 dividends received by Mr. Steinberg for service as a director of Spectrum Brands and Fidelity & Guaranty Life during Fiscal 2017.

(3)
For Fiscal 2017, (i) for Mr. Asali, amounts in this column represent the value of his FlexNet cash benefit of $50,000, utilized for transportation and financial services; (ii) for Mr. Maura, amounts in this column represent $500,000 severance payment relating to his separation from the company and  the value of his FlexNet cash benefit of $50,000, utilized for health and welfare programs, transportation and financial services; (iii) for Mr. Nicholson, amounts in this column represent the value of his FlexNet cash benefit of $25,000, utilized for health and welfare programs, finance and technology services and $15,125 in matching contributions pursuant to the Company’s 401(K)plan and $2,316 representing company paid premium for a supplemental health insurance plan  (iv) for Mr. Zargar, amounts in this column represent the value of his FlexNet cash benefit of $50,000, utilized for health and welfare programs, finance and technology services and $13,250 in matching contributions pursuant to the Company’s 401(K)plan and $975 representing company paid premium for a supplemental health insurance plan.

Agreements with Named Executive Officers
During Fiscal 2017, the Company was party to the following agreements with Named Executive Officers:
Asali and Maura Employment Agreements
On February 11, 2014, the Company entered into amended and restated employment agreements with Messrs. Asali and Maura. Each amended and restated employment agreement provided for a one year term which automatically renewed each October 1, subject to earlier termination. The amended and restated employment agreements provided for an annual base salary of $500,000 and entitled the executives to participate in the Company’s annual bonus plan comprised of a mix of cash and equity.

Asali Transition Agreement
As previously reported, on November 17, 2016, the Company announced that Mr. Asali planned to leave the Company during Fiscal 2017. In connection with the foregoing, on November 17, 2016, the Company and Mr. Asali entered into a Transition Agreement (the “Asali Transition Agreement”). The Asali Transition Agreement provided that Mr. Asali would receive from the Company (i) for Fiscal 2016, a bonus of $8,000,000 in cash and (ii) for Fiscal 2017, a bonus of $3,000,000 in cash. In addition, Mr. Asali’s options and restricted stock awards which were scheduled to vest and settle during Fiscal 2016, would vest and settle on their own terms, and Mr. Asali’s options and restricted stock awards which were scheduled to vest and settle on November 29, 2017, would vest and be settled on March 31, 2017. Mr. Asali is permitted to exercise his outstanding options as follows: (i) with respect to any option that was exercisable as of April 14, 2017, Mr. Asali is permitted to exercise such option through the first anniversary of such date and (ii) with respect to any option that became exercisable after April 14, 2017, Mr. Asali is permitted to exercise such option through the first anniversary of the date such option first became exercisable, and such period, in each case, may be further extended to accommodate certain black-out periods, if applicable.
Per the Asali Transition Agreement, had Mr. Asali resigned from employment with Good Reason or been terminated by the Company without Cause prior to certain specified dates, Mr. Asali would have received a $500,000 cash payment as severance plus COBRA reimbursement for a period of up to 12 months. In addition, Mr. Asali would be eligible to receive an additional payment of $3,000,000 (or such higher amount as determined by the Board), if the Company entered into definitive documentation with respect to a sale, merger, change in control or other strategic transaction of or involving the Company and substantially all of its assets by certain specified dates. On April 14, 2017, Mr. Asali ceased his employment with the Company and resigned from the Board of Directors of the Company and its subsidiaries. Accordingly, Mr. Asali did not receive, and is no longer eligible to receive, the payments described in this paragraph.
Mr. Asali remains subject to certain non-solicitation restrictions of the Company’s employees for 18 months post-termination of employment and confidentiality provisions indefinitely. The Asali Transition Agreement also contains a customary mutual release of claims.
Maura Separation and Release Agreement
On November 28, 2016, the Company and Mr. Maura entered into a Separation and Release Agreement (the “Maura Separation and Release Agreement”) pursuant to which Mr. Maura’s employment ceased effective November 29, 2016. Mr. Maura continues to serve as the Executive Chairman of Spectrum Brands and as a member of the Company’s Board of Directors.
Pursuant to the Maura Separation and Release Agreement, Mr. Maura received a lump sum cash payment of $500,000 and COBRA reimbursements for a period of up to 12 months post termination. In addition, all of Mr. Maura’s then outstanding unvested options and unvested shares of restricted stock that were each awarded prior to November 28, 2016 became fully vested, but were exercisable/settled as follows: (A) 209,997 options and 510,576 shares of restricted stock became exercisable/settled on November 29, 2016 and (B) 48,408 options and 110,212 shares of restricted stock shall be exercisable/settled on November 29, 2017. Mr. Maura is permitted to exercise such options as follows: (i) with respect to any option that was exercisable as of December 7, 2016, Mr. Maura shall be permitted to exercise such option through the first anniversary of such date and (ii) with respect to any option that becomes exercisable after December 7, 2016, Mr. Maura shall be permitted to exercise such option through the first anniversary of the date such option first became exercisable, and such period, in each case, may be further extended to accommodate certain black-out periods, if applicable.
Pursuant to the Maura Separation and Release Agreement, Mr. Maura received a bonus for Fiscal 2016, consisting of (i) $1,540,000 paid in cash in December 2016, (ii) $1,815,080 payable in cash on November 1, 2018 and (iii) a fully vested option to acquire 318,190 shares of common stock of the Company on December 14, 2016. Such options become exercisable as follows: 30,626 on the date of grant, 30,626 on December 14, 2017, 128,469 on December 14, 2018 and 128,469 on December 14, 2019 and, in each case, remain exercisable through December 14, 2026. Mr. Maura also received a cash bonus of $2,150,000 in respect of Fiscal 2017.
Mr. Maura remains subject to certain non-solicitation restrictions of the Company’s employees for 18 months post-termination of employment and confidentiality provisions indefinitely. The Maura Separation and Release Agreement also contains a customary mutual release of claims.
Zargar Employment Agreement
On October 1, 2012, the Company entered into an amended and restated employment agreement with Mr. Zargar. Pursuant to his employment agreement, Mr. Zargar’s annual base salary was $250,000 and Mr. Zargar was also eligible for an annual bonus. Mr. Zargar is subject to certain perpetual confidentiality and non-disparagement restrictions following termination of employment. On April 19, 2015, Mr. Zargar’s base salary was increased to $400,000. Effective January 1, 2017, Mr. Zargar was appointed as Executive Vice President and Chief Operating Officer of the Company, in addition to his prior General Counsel and Corporate Secretary roles.

Zargar Retention Agreement
On January 20, 2017, the Company and Mr. Zargar entered into a retention agreement (the “Prior Zargar Retention Agreement”). The Prior Zargar Retention Agreement was designed to retain and incentivize Mr. Zargar to remain employed with the Company during its Fiscal 2017 year, thus he was eligible to receive (i) $2,000,000 on June 30, 2017 (ii) $1,000,000 on October 2, 2017, (iii) $1,000,000 on the closing of a strategic transaction involving the Company and substantially all of its assets and (iv) COBRA reimbursement for a period of up to 6 months post termination. The $2,000,000 referenced above was paid to Mr. Zargar on June 30, 2017 and the $1,000,000 was paid to Mr. Zargar on October 2, 2017.
On September 15, 2017, the Company and Mr. Zargar entered into an amended and restated retention letter agreement, designed to retain and incentivize Mr. Zargar to remain employed with the Company during its Fiscal 2018 (the “Restated Zargar Retention Agreement”), which superseded in its entirety the Prior Zargar Retention Agreement.
Pursuant to the Restated Zargar Retention Agreement, in addition to the retention payments which were previously received, Mr. Zargar will receive, (i) a payment equal to $2,000,000 on June 30, 2018, (ii) a payment equal to $2,000,000, on October 1, 2018, (iii) a payment equal to $1,000,000 on the later of (x) closing of a sale, merger, change in control or other strategic transaction involving the Company’s beneficial ownership interests in FGL or (y) January 15, 2018, and (iv) COBRA reimbursement for a period of up to 6 months post termination, subject with respect to (i) through (iii), to Mr. Zargar’s continued employment with the Company through such dates. Notwithstanding the foregoing, to the extent not yet paid, Mr. Zargar will also receive the retention payments if his employment is terminated prior to the above specified dates due to his death or disability, or by the Company without Cause (defined below under heading “Nicholson Retention Agreement”) or by Mr. Zargar for Good Reason (defined below under heading “Nicholson Retention Agreement”). In addition, all payment dates pursuant to the Restated Zargar Retention Agreement will be accelerated to the date the Company closes a sale, merger, change in control or other strategic transaction involving the Company and substantially all of its assets, which shall include the Company’s beneficial ownership interests in both Spectrum Brands and FGL to the extent the Company beneficially owns interests in Spectrum Brands or FGL on such date, if it occurs prior to the regularly scheduled payment dates thereunder. The payments are conditioned upon Mr. Zargar’s execution of a customary release (except following death or disability) and will be in lieu of any severance or bonus payments pursuant to his employment agreement or any other severance plan or arrangement. In addition, following his termination of employment, unless he is terminated for Cause, Mr. Zargar shall be permitted to exercise his outstanding options as follows: (i) with respect to any option that is exercisable as of the date of his termination of employment, Mr. Zargar shall be permitted to exercise such option through the first anniversary of such termination date and (ii) with respect to any option that becomes exercisable following his date of termination, Mr. Zargar shall be permitted to exercise such option through the first anniversary of the date such option first became exercisable, and such period, in each case, may be further extended to accommodate certain black-out periods, if applicable.
Nicholson Employment Agreement
On November 19, 2015, the Company entered into an employment agreement with Mr. Nicholson as its Senior Vice President and Chief Accounting Officer, and on December 26, 2015, Mr. Nicholson was promoted to the additional position of Acting Chief Financial Officer of the Company, effective as of January 4, 2016. Pursuant to his employment agreement, Mr. Nicholson’s annual base salary was $275,000 and Mr. Nicholson was also eligible for an annual bonus in a target amount equal to $275,000. Mr. Nicholson is subject to certain non-competition and non-solicitation restrictions for six months following termination of employment, as well as perpetual confidentiality and non-disparagement provisions.
Nicholson Retention Agreement
On January 20, 2017, the Company and Mr. Nicholson entered into a retention letter agreement (the “Prior Nicholson Retention Agreement”) pursuant to which Mr. Nicholson would be employed by the Company as its Senior Vice President, Chief Financial Officer and Chief Accounting Officer, effective as of January 20, 2017. In addition, his base salary was increased to $325,000 effective as of January 1, 2017 and he received a one-time bonus equal to $100,000 within ten days after January 20, 2017. The Prior Nicholson Retention Agreement was designed to retain and incentivize Mr. Nicholson to remain employed with the Company during its Fiscal 2017 year and for the filing of the Company’s Annual Report on Form 10-K for such year, thus if he remained so employed he could receive (i) a retention payment equal to $325,000, (ii) a bonus equal to $400,000 and (iii) COBRA reimbursement for a period of up to 12 months.
On September 15, 2017, the Company and Mr. Nicholson entered into an amended and restated retention letter agreement, designed to retain and incentivize Mr. Nicholson to remain employed with the Company during its Fiscal 2018 and for the filing of the Company’s Annual Report on Form 10-K for such year (the “Restated Nicholson Retention Agreement”), which superseded in its entirety the Prior Nicholson Retention Agreement.
Pursuant to the Restated Nicholson Retention Agreement, Mr. Nicholson’s base salary was increased from $325,000 to $338,000 effective as of October 1, 2017. In addition to the retention payment equal to $325,000 and the bonus equal to $400,000 that Mr. Nicholson would receive upon continued employment related to Fiscal 2017, the Restated Nicholson Retention Agreement provides that, Mr. Nicholson will also receive (i) a retention payment equal to $325,000 for Fiscal 2018 and (ii) a bonus equal to $425,000 for Fiscal 2018, subject in each case to Mr. Nicholson’s continued employment with the Company through the earliest of November 30, 2018, the date the Company files its Annual Report on Form 10-K for the fiscal year ending September 30, 2018 or an earlier date selected by the Company. Notwithstanding the foregoing, Mr. Nicholson will also receive these payments, to the extent not yet paid, if his employment is terminated prior to the above specified dates due to his death or disability, or by the Company without Cause (defined below) or by Mr. Nicholson for Good Reason (defined below). The payments are conditioned upon Mr. Nicholson’s execution of a customary release (except following death or disability) and will be in lieu of any severance or bonus payments pursuant to his employment agreement.
“Cause” pursuant to the retention agreements means: (A) willful misconduct in the performance of the executive’s duties for HRG which causes material injury to HRG or its subsidiaries, (B) the executive willfully engages in illegal conduct that is injurious to HRG or its subsidiaries, (C) the executive’s material breach of the terms of this Agreement or the executive’s employment agreement, (D) the executive willfully violates HRG’s written policies in a manner that causes material injury to HRG; (E) the executive commits fraud or misappropriates, embezzles or misuses the funds or property of HRG or its subsidiaries; (F) the executive engages in negligent actions that results in the loss of a material amount of capital of HRG or its subsidiaries; or (G) the executive willfully fails to follow the reasonable and lawful instructions of the Board or the executive’s superiors that are consistent with the executive’s position with HRG; provided, however, that the executive shall be provided a ten (10) day period to cure any of the events or occurrences described in the immediately preceding clauses (C), (D) or (G) hereof, to the extent curable. For purposes hereof, no act, or failure to act, on the part of the executive shall be considered “willful” unless it is done, or omitted to be done, by the executive in bad faith or without reasonable belief that the executive’s action or omission was in the best interests of HRG. An act, or failure to act, based on specific authority given pursuant to a resolution duly adopted by the Board or based upon the written advice of outside counsel for HRG shall be presumed to be done, or omitted to be done, by the executive in good faith and in the best interests of HRG.
“Good Reason” pursuant to the retention agreements means the occurrence, without the executive’s express written consent, of any of the following events: (A) a material diminution in the executive’s authority, duties or responsibilities (provided, for Mr. Nicholson only, it shall not constitute Good Reason if the executive is required to report to another designee of the CEO); (B) a diminution of base salary; (C) a change in the geographic location of the executive’s principal place of performance of his services hereunder to a location more than thirty (30) miles outside of New York City that is also more than thirty (30) miles from the executive’s primary residence at the time of such change, except for travel consistent with the terms of the executive’s employment agreement (for Mr. Nicholson only, for the avoidance of doubt, the requirement that Mr. Nicholson relocate to the New York City area shall not constitute Good Reason); or (D) a material breach by HRG of the retention agreement or the executive’s employment agreement. The executive shall give HRG a written notice (specifying in detail the event or circumstances claimed to give rise to Good Reason) within 25 days after the executive has knowledge that an event or circumstances constituting Good Reason has occurred, and if the executive fails to provide such timely notice, then such event or circumstances will no longer constitute Good Reason. HRG shall have 30 days to cure the event or circumstances described in such notice, and if such event or circumstances are not timely cured, then the executive must actually terminate employment within 120 days following the specified event or circumstances constituting Good Reason; otherwise, such event or circumstances will no longer constitute Good Reason.
Grants of Plan-Based Awards for Fiscal 2017
The following table provides information concerning awards granted in Fiscal 2017 to our named executive officers.
Messrs. Asali, Zargar and Nicholson did not receive plan-based awards in Fiscal 2017.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1)	All Other Option Awards: Number of Securities Underlying Options (2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value ($) (3)
Joseph S. Steinberg	11/28/2016	5,092	—	—	80,000
David M. Maura	12/14/2016	—	318,190	15.39	1,895,458

(1)	The restricted stock awards to Mr. Steinberg made in Fiscal 2017 were granted with respect to his director services for HRG for Fiscal 2017.
(2)	The option awards made to Mr. Maura in Fiscal 2017 were granted pursuant to the 2016 Bonus Plan.
(3)
This column reflects the aggregate grant date fair value of the option and stock awards computed in accordance with FASB ASC Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, see Note 20 to our Consolidated Financial Statements included in Part I - Item 1. Financial Statements.

Outstanding Equity Awards as of September 30, 2017

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Omar M. Asali	1,000,000	—		—	4.86	2/14/2022	—		—
	544,900	—		—	8.52	11/29/2022	—		—
	409,091	—		—	11.76	11/29/2023	—		—
	340,232	—		—	13.36	11/29/2024	—		—
	9,163	—		—	13.93	11/29/2025	—		—
David M. Maura	435,920	—		—	8.52	12/14/2022	—		—
	397,773	—		—	11.76	12/14/2023	—		—
	117,440	48,408	(3)	—	13.36	12/14/2024	110,211	(3)	833,183
	7,222	—		—	13.93	12/14/2025	—		—
	30,626	287,564	(4)	—	15.39	12/14/2026	—
Ehsan Zargar	30,000	—		—	4.68	5/14/2022	—		—
	19,644	—		—	8.52	11/29/2022	—		—
	24,545	—		—	11.76	11/29/2023	—		—
	19,846	11,218	(5)	—	13.36	11/29/2024	25,539	(5)	398,664

(1)	The exercise price of all equity awards is equal to the fair market value (closing sale price of our Common Stock) on the date of grant.
(2)	The amounts in this column reflect the fair market value of the unvested restricted stock based on the closing stock price of $15.61 on the last trading day in Fiscal 2017.
(3)
Mr. Maura’s unvested option awards will vest as follows: 48,408 on November 29, 2017. Mr Maura's employment terminated on November 28 2016. The numbers in the table reflect the gross number of shares that were unvested. However pursuant to the terms of his separation agreement 56,836 shares were withheld from the 110,211 shares for tax purposes. These shares related to the Fiscal 2014 bonus plan.

(4)	Mr. Maura’s unvested option awards will vest as follows: 30,626 on December 14, 2017, 128,469 on December 14, 2018 and 128,469 on December 14, 2019.
(5)	Mr. Zargar’s unvested option awards will vest as follows: 11,218 on November 29, 2017. Mr. Zargar’s restricted stock will vest as follows: 25,539 on November 29, 2017.
Option Exercises and Stock Vested in Fiscal 2017

	Stock Awards
Name	Number of Shares Acquired on Vesting		Value Realized on Vesting ($)
Joseph S. Steinberg	5,092	(1)	79,486
Omar M. Asali	382,117	(2)	5,987,773
	289,076	(3)	5,584,948
	289,077	(4)	4,523,837
	8,715	(5)	119,308
David M. Maura	393,496	(2)	6,166,082
	56,837	(6)	874,721
	110,212	(4)	1,727,022
	6,868	(5)	94,023
Ehsan Zargar	17,833	(2)	279,443
	25,539	(4)	400,196

(1)	Represents restricted stock awards granted in relation to his director duties in December 2016 and vested on September 30, 2017.
(2)	Represents restricted stock awards granted pursuant to the bonus plan for Fiscal 2013, which vested on November 29, 2016.
(3)	Represents restricted stock awards granted pursuant to the bonus plan for Fiscal 2014, which vested on March 31, 2017.
(4)	Represents restricted stock awards granted pursuant to the bonus plan for Fiscal 2014, which vested on November 29, 2016.
(5)	Represents stock awards granted pursuant to the bonus plan for Fiscal 2015 which vested on November 24, 2015.
(6)	Represents restricted stock awards granted pursuant to the bonus plan for Fiscal 2014, which vested on December 14, 2016.

Pension Benefits
For Fiscal 2017, the Company did not maintain any defined benefit pension plan for the benefit of our named executive officers.
Nonqualified Deferred Compensation
Our previous annual bonus programs provided for an automatic deferral of payouts in excess of two times the target bonus pool, subject to clawback in later years if certain bonus thresholds were not met.

Name	Registrant Contributions in Last Fiscal Year	Aggregate Balance at Last Fiscal Year End
David M. Maura	$1,815,080	$1,815,080
Payments Upon Termination and Change of Control
The following table sets forth amounts of compensation that would have been paid to Messrs. Zargar and Nicholson if their employment was terminated without Cause or for Good Reason. The amounts shown assume that such termination was effective as of September 30, 2017.
As discussed above, Mr. Asali’s and Mr. Maura’s employment was terminated prior to September 30, 2017 and Mr. Steinberg is not eligible to receive severance.

Name	Cash Severance	Prior Year Bonus	Benefits Continuation (1)	Total
Ehsan Zargar (2)	$6,000,000	$423,904	$7,822	$6,007,822
George C. Nicholson (3)	1,475,000	—	27,995	1,502,995

(1)	This column reflects estimated payments for COBRA coverage.
(2)
Mr. Zargar’s payments would be payable pursuant to the Restated Zargar Retention Agreement and includes (i) $1,000,000 in respect of Fiscal 2017, which was paid on October 2, 2017, (ii) $4,000,000 in respect of Fiscal 2018, which are payable as follows: $2,000,000 on June 30, 2018 and $1,000,000 on October 2, 2018 and (iii) a payment equal to $1,000,000 upon the closing of a sale, merger, change of control, or other strategic transaction involving the Company’s beneficial ownership interest in FGL. In addition, pursuant to the Restated Zargar Retention Agreement, Mr. Zargar would have an extended period of time within which he could exercise his options, as further described in the section titled “Agreements with Named Executive Officers.” Mr. Zargar’s prior year bonus reflects 25,539 shares of restricted stock that would have otherwise vested on November 29, 2017 and $11,218 stock options with an exercise price of $13.36 that would otherwise have vested on November 29, 2017.

(3)
Mr. Nicholson’s payments would be payable pursuant to the Restated Nicholson Retention Agreement and includes (i) a retention payment equal to $325,000 in respect of Fiscal 2017, (ii) a bonus equal to $400,000 in respect of Fiscal 2017, (iii) a retention payment equal to $325,000 in respect of Fiscal 2018 and (ii) a bonus equal to $425,000 in respect of Fiscal 2018.

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
For Fiscal 2017, compensation for service on the standing committees of the Board is paid in quarterly installments as follows:

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
On November 28, 2016, equity awards of 5,092 restricted stock were granted to each of Messrs. Ianna, Luterman, Steinberg, Whittaker and Glovier for Fiscal 2017 services, which vested on September 30, 2017.

Director Compensation Table
The following table shows for Fiscal 2017 certain information with respect to the compensation of the directors of the Company, excluding Omar M. Asali and David M. Maura, whom did not receive any compensation for service as a director of HRG and whose compensation for their service as officers of HRG is disclosed above in the section entitled “Summary Compensation Table.”

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)	Total
Gerald Luterman (3)	$117,000	$80,000	$197,000
Frank Ianna (3)	120,000	80,000	200,000
Joseph S. Steinberg (3)	85,927	80,000	165,927
Andrew Whittaker (3)	80,000	80,000	160,000
Curtis Glovier	106,000	80,000	186,000
Andrew A. McKnight (4)	—	—	—

(1)
Messrs. Maura and Asali were employees of our Company and did not receive any compensation from the Company for their services as HRG directors. Also excluded from this table are: (i) the ordinary board fees that Messrs. Asali, Maura and Steinberg received for service on the board of Spectrum Brands; and (ii) the ordinary board fees that Messrs. Asali and Steinberg received for service on the board of FGL. See section titled “Summary Compensation Table.”

(2)	This column reflects the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 (disregarding any risk of forfeiture assumptions).
(3)	On November 28, 2016, equity awards of 5,092 restricted stock were granted to each of Messrs. Luterman, Ianna, Steinberg, Whittaker and Glovier, which vested on September 30, 2017.
(4)	Mr. McKnight joined the Board on July 21, 2016. Mr. McKnight is entitled to, but has not yet received compensation for his services as a director of HRG.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Currently, our Compensation Committee is composed of Messrs. Frank Ianna (Chairman), Curtis A. Glovier, Gerald Luterman, and Andrew A. McKnight. None of the members of our Compensation Committee is or has ever been one of our officers or employees. On April 14, 2017, Mr. Steinberg resigned from our Compensation Committee and our Nominating and Corporate Governance Committee when he was appointed as our Chief Executive Officer. In addition, during Fiscal 2017, none of our executive officers served as a member of the compensation committee of any other entity that has one or more executive officers serving on our Board or our Compensation Committee.
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
Curtis A. Glovier
Gerald Luterman
Andrew A. McKnight

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The table below shows the number of shares of our Common Stock beneficially owned as of November 14, 2017 by:

•	each director;

•	each of our named executive officers for Fiscal 2017;

•	each person known to us to beneficially own more than 5% of our outstanding Common Stock (the “5% stockholders”); and

•	all directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% stockholders, the number of shares of our Common Stock beneficially owned by 5% stockholders and former directors and officers, including shares of our Common Stock which may be acquired by them within 60 days, is based upon filings with the SEC as indicated in the footnotes to the table below. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them, subject to applicable community property laws. As of November 14, 2017, there were 200,624,864 shares of Common Stock outstanding (including shares of restricted stock).
Included in the computation of the number of shares of our Common Stock outstanding and beneficially owned by a person and the percentage ownership of that person in the table below are shares of our Common Stock that are subject to options, warrants or restricted stock units held by that person that are currently exercisable or become exercisable, or vest, as applicable, within 60 days of November 14, 2017.These shares of our Common Stock are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o HRG Group, Inc., 450 Park Avenue, 29th floor, New York, New York 10022.

Name and Address	Beneficial Ownership	Percent of Class
5% Stockholders as of November 14, 2017
Leucadia National Corporation (1)	46,632,180	23.24%
CF Turul Group (2)	32,994,740	16.45%
Our Directors and Fiscal 2017 Named Executive Officers, each as of November 14, 2017
Omar M. Asali (3) **	3,705,710	1.83%
Curtis A. Glovier	5,092	*
Frank Ianna	27,351	*
Gerald Luterman	27,351	*
David M. Maura (4)**	2,035,563	1.01%
Joseph S. Steinberg	22,321	*
Andrew Whittaker	22,321	*
Andrew A. McKnight	5,092	*
George C. Nicholson	—	*
Ehsan Zargar	212,586	*
All current directors and executive officers as a group (9 persons) (5)	2,357,677	1.17%
*     Indicates less than 1% of our outstanding Common Stock.
**     As disclosed in greater detail herein, Messrs. Asali’s and Maura’s employment with the Company ceased in Fiscal 2017. Mr. Maura still serves on the Board.

(1)
Based solely on a Schedule 13D, Amendment No. 3, filed with the SEC on March 27, 2017, Leucadia is the beneficial owner of 46,632,180 shares of our Common Stock, including the 28,000,000 shares Leucadia may from time to time sell and receive the proceeds from such sale for its own account. The address of Leucadia is 520 Madison Avenue, New York, New York 10022.

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

(3)	Includes 1,402,324 shares of Common Stock and 2,303,386 shares of Common Stock underlying options that have vested.
(4)
Includes 967,548 shares of Common Stock, 988,981 shares underlying options that have vested and 79,034 shares of Common Stock underlying options that will vest within 60 days of November 14, 2017. Does not include 256,938 shares of Common Stock that have not vested and will not vest within 60 days of November 14, 2017.

(5)
Includes 1,184,409 shares of Common Stock and 1,173,268 shares of Common Stock underlying options, warrants or restricted stock units that are currently exercisable or become exercisable, or vest, as applicable, within 60 days of November 14, 2017. Does not include 256,938 shares underlying unvested options and warrants that do not vest within 60 days of November 14, 2017.

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence
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
See Note 19, Related Party Transactions to our Consolidated Financial Statements included in Part IV - Item 15. Exhibits, Financial Statements and Schedules for information about related party transactions and Item 10. Directors, Executive Officers and Corporate Governance, under the heading “Corporate Governance - Director Independence” for information about director independence.

Item 14.     Principal Accounting Fees and Services
In accordance with Sarbanes-Oxley, the Audit Committee Charter provides that the Audit Committee of our Board has the sole authority and responsibility to pre-approve all audit services, audit-related tax services and other permitted services to be performed for the Company by our independent registered public accounting firm and the related fees. Pursuant to its charter and in compliance with rules of the SEC and PCAOB, the Audit Committee has established a pre-approval policy and procedures that require the pre-approval of all services to be performed by the independent registered public accounting firm. The independent registered public accounting firm may be considered for other services not specifically approved as audit services or audit-related services and tax services, so long as the services are not prohibited by SEC or PCAOB rules and would not otherwise impair the independence of the independent registered public accounting firm. The Audit Committee has also delegated pre-approval to the Audit Committee Chairman to pre-approve audit services of up to $200,000 and certain permitted non-audit services up to $50,000 per engagement; however, any services pre-approved by the Audit Committee Chairman must be reported to the full Audit Committee at its next meeting.
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

	For Fiscal 2017	For Fiscal 2016
Audit Fees	$1,954,000	$2,462,745
Audit-Related Fees	—	—
Tax Fees	33,900	22,612
All Other Fees	24,000	22,000
Total Fees	$2,011,900	$2,507,357

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
2) Financial Statement Schedules
Schedule II — Condensed Financial Information of Registrant
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

10.6
Registration Rights Agreement, dated as of December 18, 2013, by and between Fidelity & Guaranty Life and Harbinger Group Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 7, 2014 (File No: 1-4219)).

10.7
Form of Indemnification Agreement, by and among Harbinger Group Inc. and its Directors and Officers, as amended and restated on February 23, 2011 (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed March 11, 2011 (File No. 1-4219)).

Exhibit No.	Description of Exhibit
10.8†
Employment Agreement, dated February 11, 2014, by and between Omar Asali and Harbinger Group Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 14, 2014 (File No. 1-4219)).

10.9†
Transition Agreement, dated as of November 17, 2016, by and between HRG Group, Inc. and Omar M. Asali (incorporated herein by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to the Annual Report on Form 10-K filed January 27, 2017 (File No.: 1-4219)).

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

10.12†
Separation and Release Agreement, dated as of November 28, 2016, by and between HRG Group, Inc. and David M. Maura (incorporated herein by reference to Exhibit 10.2 to the Company’s Amendment No.1 to the Annual Report on Form 10-K filed January 27, 2017 (File No.: 1-4219)).

10.13†
Form of Employee Nonqualified Option Award Agreement, dated as of December 14, 2016, by and between HRG Group, Inc. and David Maura (incorporated herein by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to the Annual Report on Form 10-K filed January 27, 2017 (File No.: 1-4219)).

10.14†
HRG Group, Inc. 2011 Omnibus Equity Award Plan (formerly, Harbinger Group Inc. 2011 Omnibus Equity Award Plan), adopted as of September 15, 2011 (incorporated herein by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed January 30, 2012 (File No. 1-4219)).

10.15†
First Amendment to HRG Group, Inc. 2011 Omnibus Equity Award Plan (formerly, Harbinger Group Inc. 2011 Omnibus Equity Award Plan), (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2014 (File No. 1-4219)).

10.16†
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

10.17†	The Harbinger Group Inc. 2014 Warrant Plan (incorporated herein by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2014 (File No. 1-4219)).
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

10.20†*	Amended and Restated Retention Agreement, dated as of September 15, 2017, by and between HRG Group, Inc. and George C. Nicholson.
10.21†
Employment Agreement, dated as of October 1, 2012, by and between HRG Group, Inc. and Ehsan Zargar (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2017 (File No.: 1-4219)).

10.22†*	Amended and Restated Retention and Severance Agreement, dated as of September 15, 2017, by and between HRG Group, Inc. and Ehsan Zargar.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	XBRL Taxonomy Definition Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.
Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HRG GROUP, INC. (Registrant)

Dated:	November 20, 2017	By:	/s/ GEORGE C. NICHOLSON
Senior Vice President, Chief Accounting Officer and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH S. STEINBERG Joseph S. Steinberg	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 20, 2017

/s/ GEORGE NICHOLSON George Nicholson	Chief Accounting Officer and Chief Financial Officer (Principal Accounting Officer)	November 20, 2017

/s/ CURTIS GLOVIER Curtis Glovier	Director	November 20, 2017

/s/ FRANK IANNA Frank Ianna	Director	November 20, 2017

/s/ GERALD LUTERMAN Gerald Luterman	Director	November 20, 2017

/s/ DAVID M. MAURA David M. Maura	Director	November 20, 2017

/s/ ANDREW A. MCKNIGHT Andrew A. McKnight	Director	November 20, 2017

/s/ ANDREW WHITTAKER Andrew Whittaker	Director	November 20, 2017

Financial Statements
HRG GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HRG Group, Inc.:
We have audited the accompanying consolidated balance sheets of HRG Group, Inc. and subsidiaries (the Company) as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2017. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HRG Group, Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 20, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
November 20, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HRG Group, Inc.:

We have audited HRG Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, HRG Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
HRG Group, Inc.’s consolidated subsidiary - Spectrum Brands Holdings, Inc. acquired PetMatrix LLC as well as assets consisting of the GloFish operations (GloFish) during the year ended September 30, 2017, and management excluded from its assessment of the effectiveness of HRG Group, Inc. and subsidiaries internal control over financial reporting as of September 30, 2017, the internal control over financial reporting associated with both PetMatrix LLC and GloFish which had combined total assets of $309.3 million and total net sales of $28.1 million included in the consolidated financial statements of HRG Group, Inc. and subsidiaries as of and for the year ended September 30, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of PetMatrix LLC and GloFish.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HRG Group, Inc. and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2017, along with the financial statement schedule II, and our report dated November 20, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ KPMG LLP
New York, New York
November 20, 2017

HRG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share and share amounts)

	September 30,
	2017	2016
ASSETS
Cash and cash equivalents	$270.1	$465.2
Receivables, net (Note 8)	569.8	539.1
Inventories, net (Note 9)	775.5	740.6
Deferred tax assets (Note 18)	20.2	18.3
Property, plant and equipment, net (Note 10)	700.7	543.4
Goodwill (Note 11)	2,626.0	2,478.4
Intangibles, net (Note 11)	2,424.0	2,372.5
Other assets	137.2	138.3
Assets of businesses held for sale (Note 5)	28,326.2	26,284.3
Total assets	$35,849.7	$33,580.1

LIABILITIES AND EQUITY
Debt (Note 13)	$5,774.1	$5,525.8
Accounts payable and other current liabilities (Note 12)	1,115.6	983.2
Employee benefit obligations (Note 17)	87.5	125.4
Deferred tax liabilities (Note 18)	531.4	546.0
Other liabilities	43.5	28.7
Liabilities of businesses held for sale (Note 5)	26,350.7	24,553.8
Total liabilities	33,902.8	31,762.9

Commitments and contingencies (Note 21)

HRG Group, Inc. shareholders' equity (Note 16):
Common stock, $0.01 par; 500,000.0 thousand shares authorized; 200,624.9 thousand and 200,789.1 thousand shares issued and outstanding at September 30, 2017 and 2016, respectively.	2.0	2.0
Additional paid-in capital	1,372.9	1,447.1
Accumulated deficit	(925.9)	(1,031.9)
Accumulated other comprehensive income	309.0	220.9
Total HRG Group, Inc. shareholders' equity	758.0	638.1
Noncontrolling interest	1,188.9	1,179.1
Total shareholders' equity	1,946.9	1,817.2
Total liabilities and equity	$35,849.7	$33,580.1
See accompanying notes to consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year ended September 30,
	2017	2016	2015
Revenues:
Net sales	$5,007.4	$5,039.7	$4,733.1
Net investment income	1.1	8.9	20.7
Total revenues	5,008.5	5,048.6	4,753.8
Operating costs and expenses:
Cost of goods sold	3,132.6	3,119.8	3,050.9
Selling, acquisition, operating and general expenses	1,359.6	1,355.3	1,523.8
Total operating costs and expenses	4,492.2	4,475.1	4,574.7
Operating income	516.3	573.5	179.1
Interest expense	(360.1)	(402.5)	(407.8)
Gain on deconsolidation of subsidiary	—	—	38.5
Other (expense) income, net	(5.0)	4.8	10.1
Income (loss) from continuing operations before income taxes	151.2	175.8	(180.1)
Income tax expense	48.3	31.6	39.6
Net income (loss) from continuing operations	102.9	144.2	(219.7)
Income (loss) from discontinued operations, net of tax	170.3	(178.1)	(292.7)
Net income (loss)	273.2	(33.9)	(512.4)
Less: Net income attributable to noncontrolling interest	167.2	164.9	44.4
Net income (loss) attributable to controlling interest	$106.0	$(198.8)	$(556.8)

Amounts attributable to controlling interest:
Net loss from continuing operations	$(20.6)	$(1.6)	$(242.1)
Net income (loss) from discontinued operations	126.6	(197.2)	(314.7)
Net income (loss) attributable to controlling interest	$106.0	$(198.8)	$(556.8)

Net income (loss) per common share attributable to controlling interest:
Basic loss from continuing operations	$(0.10)	$(0.01)	$(1.22)
Basic income (loss) from discontinued operations	0.63	(0.99)	(1.59)
Basic	$0.53	$(1.00)	$(2.81)

Diluted loss from continuing operations	$(0.10)	$(0.01)	$(1.22)
Diluted income (loss) from discontinued operations	0.63	(0.99)	(1.59)
Diluted	$0.53	$(1.00)	$(2.81)
See accompanying notes to consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year ended September 30,
	2017	2016	2015
Net income (loss)	$273.2	$(33.9)	$(512.4)

Other comprehensive income (loss):
Foreign currency translation gains (losses)	29.1	(8.5)	(112.9)
Net unrealized (loss) gain on derivative instruments
Changes in derivative instruments before reclassification adjustment	(31.6)	11.1	11.4
Net reclassification adjustment for gains included in net income (loss)	(10.8)	(1.1)	(27.5)
Changes in derivative instruments after reclassification adjustment	(42.4)	10.0	(16.1)
Changes in deferred income tax asset/liability	13.3	(2.8)	5.2
Deferred tax valuation allowance adjustments	—	(0.1)	(2.2)
Net unrealized (loss) gain on hedging derivative instruments	(29.1)	7.1	(13.1)
Actuarial adjustments to pension plans
Changes in actuarial adjustments before reclassification adjustment	23.5	(41.7)	(13.6)
Net reclassification adjustment	5.5	2.4	1.4
Changes in actuarial adjustments to pension plans	29.0	(39.3)	(12.2)
Changes in deferred income tax asset/liability	(8.5)	10.8	3.6
Deferred tax valuation allowance adjustments	—	—	(3.1)
Net actuarial adjustments to pension plans	20.5	(28.5)	(11.7)
Unrealized investment gains (losses):
Changes in unrealized investment gains (losses) before reclassification adjustment	176.5	784.5	(643.8)
Net reclassification adjustment for losses included in net income	17.9	8.8	28.8
Changes in unrealized investment gains (losses) after reclassification adjustment	194.4	793.3	(615.0)
Adjustments to intangible assets	(40.3)	(258.3)	219.7
Changes in deferred income tax asset/liability	(54.5)	(185.7)	138.7
Net unrealized gains (losses) on investments	99.6	349.3	(256.6)
Changes in non-credit related other-than-temporary impairment	—	(1.4)	—
Net change to derive comprehensive income (loss) for the period	120.1	318.0	(394.3)
Comprehensive income (loss)	393.3	284.1	(906.7)
Less: Comprehensive income (loss) attributable to the noncontrolling interest:
Net income	167.2	164.9	44.4
Other comprehensive income (loss)	28.0	56.0	(108.0)
	195.2	220.9	(63.6)
Comprehensive income (loss) attributable to the controlling interest	$198.1	$63.2	$(843.1)
See accompanying notes to consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity	Noncontrolling Interest (“NCI”)	Total Equity
	Shares	Amount
Balances at September 30, 2014	202.3	$2.0	$1,472.3	$(276.3)	$243.6	$1,441.6	$815.4	$2,257.0
Net loss	—	—	—	(556.8)	—	(556.8)	44.4	(512.4)
Unrealized investment losses, net	—	—	—	—	(206.1)	(206.1)	(50.5)	(256.6)
Other unrealized losses	—	—	—	—	(7.5)	(7.5)	(5.6)	(13.1)
Actuarial adjustments to pension plans	—	—	—	—	(7.0)	(7.0)	(4.7)	(11.7)
Translation adjustment	—	—	—	—	(65.7)	(65.7)	(47.2)	(112.9)
Comprehensive loss						(843.1)	(63.6)	(906.7)
Repurchase of common stock	(1.7)	(0.1)	(22.1)	—	—	(22.2)	—	(22.2)
Proceeds from public offering of subsidiary shares, net	—	—	29.9	—	1.3	31.2	249.8	281.0
Purchases of subsidiary stock	—	—	(76.8)	—	0.7	(76.1)	15.1	(61.0)
Exercise of stock options	0.7	—	4.1	—	—	4.1	—	4.1
Stock compensation	1.4	0.1	71.0	—	—	71.1	18.9	90.0
Restricted stock surrendered for tax withholding	(1.3)	—	(19.9)	—	—	(19.9)	(1.1)	(21.0)
NCI in acquired subsidiary	—	—	—	—	—	—	0.8	0.8
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	(33.9)	(33.9)
Balances at September 30, 2015	201.4	2.0	1,458.5	(833.1)	(40.7)	586.7	1,001.4	1,588.1
Net loss	—	—	—	(198.8)	—	(198.8)	164.9	(33.9)
Unrealized investment gains, net	—	—	—	—	279.3	279.3	68.6	347.9
Other unrealized gains	—	—	—	—	4.1	4.1	3.0	7.1
Actuarial adjustments to pension plans	—	—	—	—	(16.6)	(16.6)	(11.9)	(28.5)
Translation adjustment	—	—	—	—	(4.8)	(4.8)	(3.7)	(8.5)
Comprehensive income						63.2	220.9	284.1
Purchases of subsidiary stock	—	—	(34.6)	—	(0.4)	(35.0)	(19.5)	(54.5)
Exercise of stock options	0.6	—	4.4	—	—	4.4	—	4.4
Stock compensation	—		42.9	—	—	42.9	21.4	64.3
Restricted stock surrendered for tax withholding	(1.2)	—	(24.1)	—	—	(24.1)	(4.6)	(28.7)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	(40.5)	(40.5)
Balances at September 30, 2016	200.8	2.0	1,447.1	(1,031.9)	220.9	638.1	1,179.1	1,817.2
Net income	—	—	—	106.0	—	106.0	167.2	273.2
Unrealized investment gains, net	—	—	—	—	79.1	79.1	20.5	99.6
Other unrealized losses	—	—	—	—	(17.3)	(17.3)	(11.8)	(29.1)
Actuarial adjustments to pension plans	—	—	—	—	12.6	12.6	7.9	20.5
Translation adjustment	—	—	—	—	17.7	17.7	11.4	29.1
Comprehensive income						198.1	195.2	393.3
Purchases of subsidiary stock	—	—	(113.2)	—	(4.0)	(117.2)	(136.0)	(253.2)
Exercise of stock options	0.7	—	6.5	—	—	6.5	—	6.5
Stock compensation	—	—	49.0	—	—	49.0	30.6	79.6
Restricted stock surrendered for tax withholding	(0.9)	—	(30.4)	—	—	(30.4)	(10.4)	(40.8)
NCI in acquired subsidiary	—	—	13.9	—	—	13.9	(26.4)	(12.5)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	(43.2)	(43.2)
Balances at September 30, 2017	200.6	$2.0	$1,372.9	$(925.9)	$309.0	$758.0	$1,188.9	$1,946.9
See accompanying notes to consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)

	Year ended September 30,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$273.2	$(33.9)	$(512.4)
Income (loss) from discontinued operations, net of tax	170.3	(178.1)	(292.7)
Net income (loss) from continuing operations	102.9	144.2	(219.7)
Adjustments to reconcile net income (loss) to operating cash flows from continuing operations:
Depreciation of properties and amortization of intangibles	199.3	183.7	171.0
Impairment of intangible assets and goodwill	16.3	15.4	60.2
Loan provision and bad debt expense	1.8	12.8	88.0
Stock-based compensation	62.4	78.0	72.6
Amortization of debt issuance costs	15.5	18.3	17.2
Amortization of debt discount	1.8	2.8	4.8
Write-off of debt discount on retired debt	2.5	5.8	12.8
Deferred income taxes	(6.8)	(32.5)	(7.0)
Purchase accounting inventory adjustment	3.3	—	21.7
Pet safety recall inventory write-off	15.0	—	—
Gain on contingent purchase price reduction	—	—	(8.5)
Gain on deconsolidation of subsidiary	—	—	(38.5)
Gain on debt extinguishment	—	(8.0)	—
Net recognized losses on investments and derivatives	—	1.2	2.5
Dividends from subsidiaries classified as discontinued operations	12.2	12.2	12.2
Changes in operating assets and liabilities	53.5	(6.5)	103.2
Net change in cash due to continuing operating activities	479.7	427.4	292.5
Net change in cash due to discontinued operating activities	360.4	485.9	24.3
Net change in cash due to operating activities	840.1	913.3	316.8
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	—	35.1	70.8
Acquisitions, net of cash acquired	(304.7)	—	(1,309.9)
Net asset-based loan repayments	30.9	170.9	282.9
Capital expenditures	(115.0)	(95.4)	(90.6)
Proceeds from sales of assets	4.6	19.7	1.4
Capital contribution to subsidiary classified discontinued operations	—	—	(24.0)
Other investing activities, net	(1.5)	(4.1)	(0.4)
Net change in cash due to continuing investing activities	(385.7)	126.2	(1,069.8)
Net change in cash due to discontinued investing activities	(1,216.7)	(1,017.6)	(1,071.5)
Net change in cash due to investing activities	(1,602.4)	(891.4)	(2,141.3)
Cash flows from financing activities:
Proceeds from issuance of new debt	315.6	485.0	3,705.3
Repayment of debt, including tender and call premiums	(261.1)	(1,090.8)	(3,050.5)
Debt issuance costs	(7.0)	(9.3)	(44.8)
Purchases of subsidiary stock, net	(265.1)	(52.1)	(49.6)
Dividend paid by subsidiary to noncontrolling interest	(39.9)	(37.3)	(31.0)
Share based award tax withholding payments	(40.8)	(28.7)	(21.0)
Common stock repurchased	—	—	(22.2)
Net proceeds from issuance subsidiary common stock	—	—	281.0
Other financing activities, net	6.5	3.0	9.4
Net change in cash due to continuing financing activities	(291.8)	(730.2)	776.6
Net change in cash due to discontinued financing activities	874.8	878.9	954.2
Net change in cash due to financing activities	583.0	148.7	1,730.8
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	(0.4)	—	(2.5)
Effect of exchange rate changes on cash and cash equivalents	3.1	(1.4)	(27.2)
Net change in cash and cash equivalents	(176.6)	169.2	(123.4)
Net change in cash and cash equivalents in discontinued operations	18.5	347.2	(93.0)
Net change in cash and cash equivalents in continuing operations	(195.1)	(178.0)	(30.4)
Cash and cash equivalents at beginning of period	465.2	643.2	673.6
Cash and cash equivalents at end of period	$270.1	$465.2	$643.2

Supplemental disclosure of cash flow information:
Cash paid for interest	$323.5	$397.7	$395.7
Cash paid for taxes, net	37.5	35.9	54.4
See accompanying notes to consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share and unit measures or as otherwise specified)
(1) Basis of Presentation and Nature of Operations
HRG Group, Inc. (“HRG”, and collectively with its respective subsidiaries, the “Company”) is a holding company that conducts its operations principally through its operating subsidiaries. HRG’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “HRG.”
The Company’s reportable business segments are organized in a manner that reflects how HRG’s management views those business activities. Accordingly, the Company currently presents the results from its business operations in two reportable segments: (i) Consumer Products and (ii) Corporate and Other.
The Company’s Consumer Products segment represents the Company’s 59.6% controlling interest in Spectrum Brands Holdings, Inc. (“Spectrum Brands”), which is a diversified global branded consumer products company. The Company’s Corporate and Other segment includes the Company’s ownership of Salus Capital Partners, LLC, (“Salus”), which was created for the purpose of serving as an asset-based lender, 99.5% of NZCH Corporation (“NZCH”), a public shell company, HGI Funding, LLC (“HGI Funding”) and HGI Energy Holdings, LLC (“HGI Energy”), which are subsidiaries that the Company uses to manage a portion of its available cash and engage in other activities.
As described further below under “Insurance Operations”, the Company conducts its insurance operations through its 80.4% ownership of Fidelity & Guaranty Life (“FGL”), and the Company’s other wholly-owned subsidiary, Front Street Re (Delaware) Ltd., (“Front Street”), collectively (the “Insurance Operations”). As described further below, as of September 30, 2017, the Company’s Insurance Operations were classified as held for sale in the accompanying Consolidated Balance Sheets and the Insurance Operations were classified as discontinued operations in the accompanying Consolidated Statements of Operations and the Consolidated Statements of Cash Flows and reported separately for all periods presented. Any intercompany transactions between FGL and Front Street have been eliminated in the Company’s financial statements. See Note 5, Divestitures.
For the results of operations by segment, and other segment data, see Note 23, Segment and Geographic Data and Note 25, Consolidating Financial Information.
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
Fiscal Year End
The Company’s fiscal year ends on September 30 and the quarters end on the last calendar day of the months of December, March and June. The Company’s significant subsidiary, Spectrum Brands’ fiscal year ends September 30 and its interim fiscal quarters end every thirteenth Sunday, except for its first fiscal quarter which may end on the fourteenth Sunday following September 30. The Company does not adjust for the difference in fiscal periods between Spectrum Brands and itself, as such difference would be less than 93 days, pursuant to Regulation S-X Rule 3A-02. References herein to Fiscal 2017, 2016 and 2015 refer to the fiscal years ended September 30, 2017, 2016 and 2015, respectively.
Consumer Products Segment
The Consumer Products segment represents the Company’s 59.6% controlling interest in Spectrum Brands. Through its operating subsidiaries, Spectrum Brands is a diversified global branded consumer products company with positions in multiple product lines and categories: consumer batteries, small appliances, global pet supplies, home and garden control products, personal care products, hardware and home improvement products and global auto care.
During Fiscal 2017, Spectrum Brands completed the acquisitions of (i) Petmatrix LLC (“Petmatrix”), a manufacturer and marketer of rawhide-free dog chews, for a purchase price of $255.2, (ii) GloFish branded operations (“GloFish”), which primarily consist of the development and licensing of fluorescent fish for sale through mass retail and online channels, for a purchase price of $49.7, and (iii) the remaining 44.0% non-controlling interest of Shaser, Inc. (“Shaser”) for a purchase price of $12.6. See Note 3, Acquisitions.
Corporate and Other Segment
In connection with the Transition Agreement, dated as of November 17, 2016, by and between HRG and Omar Asali, Mr. Asali’s employment as the President and Chief Executive Officer of HRG, as well as his service on the board of directors of the Company and its subsidiaries, ceased, effective as of April 14, 2017. On April 14, 2017, Mr. Joseph S. Steinberg, the Chairman of the Board of Directors of the Company, was appointed to the additional position of Chief Executive Officer of the Company.

On March 22, 2017, the Company appointed Mr. Ehsan Zargar, our General Counsel and Corporate Secretary, to the additional positions of Executive Vice President and Chief Operating Officer of the Company effective as of January 1, 2017.
Also, on November 28, 2016, the Company and David Maura, Managing Director and Executive Vice President of Investments of the Company, entered into a Separation and Release Agreement pursuant to which Mr. Maura resigned his employment with the Company, but will continue to serve as the Executive Chairman of Spectrum Brands and its subsidiaries and as a member of the Company’s Board of Directors.
In addition, as previously announced in November 2016, HRG’s Board of Directors initiated a process to review and evaluate strategic alternatives, which may include, but are not limited to, a merger, sale or other business combination involving HRG and/or its assets. HRG has not set a definitive schedule to complete its review of strategic alternatives and it does not intend to provide any further updates until such time as it determines in its sole discretion or as required by law. There can be no assurance that any such process will result in a transaction, or if a transaction is undertaken, as to its terms or timing. The strategic review process may be suspended or terminated at any time without notice.
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
On November 8, 2015, Anbang Insurance Group Co., Ltd. and its affiliates (collectively, “Anbang”) entered into an Agreement and Plan of Merger (the “Anbang/FGL Merger Agreement”) to acquire FGL for $26.80 per share. On April 17, 2017, FGL terminated the Anbang/FGL Merger Agreement. Prior to its termination, the Anbang/FGL Merger Agreement was amended on November 3, 2016 and on February 9, 2017, each time to extend the outside termination date. As a result of the termination of the Anbang/FGL Merger Agreement, FGL had no remaining obligations thereunder.
On May 24, 2017, FGL entered into an Agreement and Plan of Merger (the “FGL Merger Agreement”) with CF Corporation (“CF Corp”), FGL U.S. Holdings Inc., an indirect wholly owned subsidiary of CF Corp (“CF/FGL US”), and FGL Merger Sub Inc., a direct wholly owned subsidiary of CF/FGL US, pursuant to which CF Corp has agreed to acquire FGL for $31.10 per share (the “FGL Merger”).
Pursuant to the FGL Merger Agreement, the consummation of the FGL Merger is subject to the satisfaction or waiver of the following closing conditions, which have been satisfied: (i) on June 16, 2017, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) on August 8, 2017, CF Corp held an extraordinary general meeting in lieu of an annual general meeting of shareholders, at which CF Corp’s shareholders approved, among other items, all of the proposals relating to the FGL Merger Agreement and the FGL Merger; (iii) on August 14, 2017, FGL filed with the SEC and mailed to its stockholders a definitive information statement in connection with the FGL Merger; (iv) on August 24, 2017, the Vermont Department of Financial Regulation granted its required regulatory approval relating to the FGL Merger; and (v) on November 8, 2017, the New York Department of Financial Services granted its required regulatory approval relating to the FGL Merger. In addition, the consummation of the FGL Merger is also subject to satisfaction or waiver of other closing conditions, including the receipt of regulatory approvals from the Iowa Insurance Division (“IID”) and the absence of any law or order enacted, issued or enforced that is in effect and that prevents or prohibits the consummation of the FGL Merger. With respect to the regulatory approvals from the IID, on November 7, 2017, the IID held a public hearing to consider whether the proposed acquisition of control of Fidelity & Guaranty Life Insurance Company complies with the standards set forth under applicable Iowa insurance laws.
FGL expects to be in a position to close the FGL Merger before the end of calendar year 2017; however, the closing of the FGL Merger and the timing thereof is subject to the IID’s regulatory review and approval process, the results of which cannot be assured. In the event the FGL Merger Agreement is terminated, under certain circumstances, FGL may be required to pay a termination fee to CF Corp in an aggregate amount of $50.0.
In a separate transaction, on May 24, 2017, Front Street entered into a Share Purchase Agreement (the “Front Street Purchase Agreement”) pursuant to which, subject to the terms and conditions set forth therein, Front Street has agreed to sell (the “Front Street Sale”) to CF/FGL US all of the issued and outstanding shares of (i) Front Street Cayman and (ii) Front Street Bermuda (collectively, the “Acquired Companies”). The purchase price is $65.0, subject to customary adjustments for transaction expenses. The definitive documentation contains customary representations, warranties and indemnification obligations. In addition, at the closing of the Front Street Sale, $6.5 of the purchase price will be deposited in escrow for a period of 15 months (as extended to satisfy pending claims at such time) to support certain indemnification obligations of Front Street to CF/FGL US. The required regulatory approvals in connection with the transaction have been received and the closing of the transaction is expected to take place before the end of calendar year 2017, subject to the satisfaction of other customary closing conditions, including the consummation of the FGL Merger. The closing of the FGL Merger is not conditioned upon the closing of the Front Street Sale. Prior to the execution of the Front Street Purchase Agreement, the operations of Front Street were reported in the Company’s Insurance segment.

In addition, on May 24, 2017, HRG, FS Holdco II Ltd. (“FS Holdco”), CF Corp and CF/FGL US entered into an agreement (the “338 Agreement”) pursuant to which CF/FGL US agreed that FS Holdco may, at its option, cause CF/FGL US and FS Holdco to make a joint election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, with respect to the FGL Merger and the deemed share purchases of FGL’s subsidiaries (the “338 Tax Election”). Pursuant to the 338 Agreement, if FS Holdco elects to make the 338 Tax Election, it will be required to pay CF/FGL US $30.0, plus additional specified amounts, in excess of $6.0, determined by reference to FGL’s incremental current tax costs attributable to the 338 Tax Election, if any, and CF/FGL US will be required to pay FS Holdco additional specified amounts, in excess of $6.0, determined by reference to FGL’s incremental current tax savings attributable to the 338 Tax Election, if any. As of the date hereof, the Company expects to exercise the 338 Tax Election. As of September 30, 2017, HRG had approximately $1,840.2 of gross U.S. net operating loss (“NOL”) and capital loss carryforwards - also see Note 18, Income Taxes. If the 338 Tax Election is made, HRG expects to retain such federal NOL and capital loss carryforwards following the sale of its stock in the FGL Merger. If the Company exercises the 338 Tax Election, at September 30, 2017, the Company estimated to receive a $9.6 net payment from CF Corp to HRG, which was reflected in the estimated fair value, less cost to sell of FGL as of September 30, 2017. Nonetheless, there can be no assurance that the Company will receive the expected benefits of such election. In addition, the estimated payment described herein is preliminary and subject to change, and will not be definitively determined until the FGL Merger is closed and the 338 Tax Election is made and the parties to the 338 Agreement complete their review of the election in accordance with the terms of the 338 Agreement. Also, see Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, “Use of Estimates” section.

(2) Significant Accounting Policies and Practices and Recent Accounting Pronouncements
Principles of Consolidation
The Consolidated Financial Statements include the accounts of HRG and all other entities in which HRG has a controlling financial interest and those variable interest entities (“VIEs”) where the Company is the primary beneficiary. Intercompany accounts and transactions between businesses held for use have been eliminated. Results of operations of acquired companies are included from the dates of acquisition and for VIEs, from the dates that the Company became the primary beneficiary. At September 30, 2017, the non-controlling interest component of total equity primarily represents the 40.4% share of Spectrum Brands and the 19.6% of FGL not owned by HRG.
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
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is sold or classified as held for sale, in accordance with ASC 360 and Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 2015) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The results of discontinued operations are reported in “Income (loss) from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. Transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale.
The guidance above does not apply to oil and gas properties that are accounted for using the full-cost method of accounting as prescribed by the U.S. SEC (Regulation S-X, Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975) unless the disposal represents all or substantially all of a full cost pool as a discontinued operation. As discussed in Note 5, Divestitures, on July 1, 2016, the Company entered into an agreement to sell all of its remaining oil and gas interests. Consequently, the Company’s investments in oil and gas properties have been reclassified as discontinued operations.
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
Receivables
Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, but generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provisions for losses on uncollectible trade receivables are determined based on ongoing evaluations of the Company’s receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment or return for a given customer. Refer to Note 8, Receivables, net, for further detail.
Inventories
The Company’s inventories are valued at the lower of cost or net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method. Refer to Note 9, Inventories, net, for further detail.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Property, plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset; such amortization is included in depreciation expense. The Company uses accelerated depreciation methods for income tax purposes. Useful lives for property, plant and equipment are as follows:

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
Long-lived fixed assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows generated did not exceed the carrying value of the asset. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during the year that necessitated an impairment test over property, plant and equipment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Refer to Note 10, Property, Plant and Equipment, net, for further detail.
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
Consumer Products Segment
The reporting units of Spectrum Brands are consistent with the product categories for the Consumer Products segment. The fair value of each reporting unit is compared to its carrying value, including goodwill. In estimating the fair value of their reporting units, Spectrum Brands uses a discounted cash flow methodology, which requires the estimation of future revenues, expenses, and capital expenditures and make assumptions about Spectrum Brands’ weighted average cost of capital and perpetuity growth rate, among other variables. Spectrum Brands tests the aggregate estimated fair value of the reporting units by comparison to Spectrum Brands’ total market capitalization, including both equity and debt capital. If the fair value of a reporting unit is less than its carrying value, an impairment loss would be recognized equal to that excess; however the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. See Note 11, Goodwill and Intangibles, net for further details.
Corporate and Other
During Fiscal 2016, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the CorAmerica Capital, LLC (“CorAmerica”) reporting unit. The Company estimated the fair value of the CorAmerica reporting unit using the income approach. Under the income approach, the Company calculated the fair value of the CorAmerica reporting unit based on the present value of estimated future cash flows. Management’s estimate of implied fair value of goodwill was zero and, consequently, resulted in a goodwill impairment charge of $10.7, which was reflected in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations for Fiscal 2016.
During Fiscal 2015, the Company concluded that an interim impairment test of goodwill and indefinite-lived intangible assets for its Frederick’s of Hollywood Group Inc. (“FOH”) reporting unit was necessary. This conclusion was based on certain indicators of impairment, primarily related to the departure of Philip Falcone, the Company’s former Chief Executive Officer, in December of 2014, and subsequent change in strategic direction of FOH.
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
Intangibles Impairment Test
Consumer Products
Spectrum Brands performs its annual impairment test in the fourth quarter of its fiscal year. During Fiscal 2017, the Company recognized $16.3 impairment on indefinite life intangible assets due to the reduction in value of certain tradenames in response to changes in management’s strategy. During Fiscal 2016, the Company recognized $4.7 impairment on indefinite-lived intangible assets. In connection with its annual impairment testing of indefinite-lived intangible assets, Spectrum Brands concluded that the fair values of its intangible assets exceeded their carrying values resulting in no impairment for Fiscal 2015. These impairments were reflected in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations.
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
Effective April 19, 2015, FOHG Holdings, LLC, FOH and their subsidiaries (together, “FOHG”) filed for bankruptcy. Prior to the bankruptcy, three of the Company’s consolidated subsidiaries were lenders to FOHG. Following the completion of the bankruptcy of FOHG, such entities ceased to be subsidiaries of HRG and the Company deconsolidated FOHG from the Consolidated Financial Statements. The Company recorded a $38.5 gain on the deconsolidation, reported in “Gain on deconsolidation of subsidiary” in the accompanying Consolidated Statements of Operations and $16.2 of impairments related to certain loans between FOHG and subsidiaries of the Company. The deconsolidation of FOHG also resulted in a decrease of goodwill and intangibles associated with FOHG of $16.2 and $9.9, respectively.
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

Asset Type	Range	Weighted Average
Customer relationships	2 to 20 years	18.4 years
Technology assets	5 to 18 years	12.2 years
Tradenames	5 to 13 years	11.4 years
Definite-lived intangible assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. If indicators of potential impairment are identified, the Company performs an undiscounted cash flow analysis to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset did not exceed its carrying value. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during Fiscal 2017, 2016 and 2015 that necessitated an impairment test of definite-lived intangible assets.
Impairment reviews are conducted at the judgment of management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. Refer to Note 11, Goodwill and Intangibles, net, for further detail.
Debt Issuance Costs
Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the lives of the related debt agreements. Debt issuance costs were $76.1 and $87.0 as of September 30, 2017 and 2016, respectively, and are included in “Long-term debt, net of current portion” in the accompanying Consolidated Balance Sheets. Amortization of debt issuance costs is recognized as “Interest expense” in the accompanying Consolidated Statements of Operations. See Note 13, Debt for further detail.
Derivative Financial Instruments
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with ASC Topic 740, Income Taxes.
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
Refer to Note 18, Income Taxes, for further detail.
Stock-Based compensation
The fair values of restricted stock and restricted stock unit awards are determined based on the market price of HRG’s common stock on the grant date. The fair value of stock option awards and warrants are determined using the Black-Scholes option pricing model. HRG uses the simplified method to estimate the expected option term for stock option grants, as the Company does not have a sufficient history of stock option exercises to reliably estimate the expected option term. HRG recognizes stock based compensation expense in income on a straight line basis over the requisite service period for each separately vesting portion of such stock based compensation awards. In certain instances during Fiscal 2017, the Company repurchased restricted stock and other equity upon vesting from its current and former officers and employees to cover the minimum applicable statutory taxes. The Company classifies certain stock awards as liabilities. For these awards, the fair value is classified as a liability in the accompanying Consolidated Balance Sheets, and the liability is marked-to-market through net income at the end of each reporting period, and included in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations.
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
Refer to Note 20, Stock-based Compensation, for further detail.
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
As of September 30, 2017 and 2016, accumulated losses related to foreign currency translation adjustments of $77.7 and $92.4 (net of taxes and non-controlling interest), respectively, were reflected in the accompanying Consolidated Balance Sheets in AOCI.
Foreign currency transaction gains and losses for transactions denominated in a currency other than the functional currency are reported in the accompanying Consolidated Statements of Operations in the period they occur. Exchange losses on foreign currency transactions aggregating $6.4, $6.8 and $26.8 for Fiscal 2017, 2016 and 2015, respectively, are included in “Other (expense) income, net” in the accompanying Consolidated Statements of Operations.
Revenue Recognition
Net Consumer and Other Product Sales
The Company recognizes revenue from product sales generally upon delivery to the customer, or at the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and risks and rewards of ownership of the product are passed, provided that, there are no uncertainties regarding customer acceptance, there is persuasive evidence that an arrangement exists, the price to the buyer is fixed or determinable, and ability to collect is deemed reasonably assured. The provision for customer returns is based on historical sales and returns and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of “Net sales” in the accompanying Consolidated Statements of Operations.
The Company enters into promotional arrangements, primarily with retail customers, that entitle such retailers to earn cash rebates from the Company. These arrangements require the Company to estimate and accrue the costs of these programs, which are treated as a reduction of “Net sales” in the accompanying Consolidated Statements of Operations.
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
The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash payments in order to secure the right to distribute through such customers. The Company capitalizes these payments provided the payments are supported by a time or volume based arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume based term of the arrangement. Capitalized payments are treated as a reduction of “Net sales” in the accompanying Consolidated Statements of Operations and a corresponding asset is reported in “Other assets” in the accompanying Consolidated Balance Sheets.
Net Investment Income
Dividends and interest income recorded in “Net investment income,” are recognized when earned, net of related expenses. Amortization of premiums and accretion of discounts are reflected in “Net investment income” over the contractual terms of the investments in a manner that produces a constant effective yield.
Shipping and Handling Costs
Shipping and handling costs, which are included in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations, include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities. The Company’s shipping and handling costs were $293.8, $294.7 and $272.9 during Fiscal 2017, 2016 and 2015, respectively.
Advertising Costs
Advertising costs, which are included in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations, include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements and are expensed as incurred. The Company incurred advertising costs of $39.9, $39.8 and $35.1 during Fiscal 2017, 2016 and 2015, respectively.
Research and Development Costs
Research and development costs are charged to “Selling, acquisition, operating and general expenses” in the period they are incurred. The Company incurred research and development costs of $59.5, $58.7 and $51.3 during Fiscal 2017, 2016 and 2015, respectively.
Environmental Expenditures
Environmental expenditures that relate to current operations or to conditions caused by past operations are expensed or capitalized as appropriate. The Company determines its liability for environmental matters on a site-by-site basis and records a liability at the time when it is probable that a liability has been incurred and such liability can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers. Estimated environmental remediation expenditures are included in the determination of the net realizable value recorded for assets held for sale. Refer to Note 21, Commitments and Contingencies, for further detail.
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
Liabilities from restructuring and related charges are recorded for estimated costs of facility closures, significant organizational adjustments and measures undertaken by management to exit certain activities. Costs for such activities are estimated by management after evaluating analyses of the costs to be incurred. Such liabilities or asset reductions could include amounts for items such as severance costs and related benefits, lease termination payments and any other items directly related to the exit activities. Impairment of property and equipment and other current or long-term assets as a result of restructuring related initiatives are recognized as a reduction of the appropriate asset.
Restructuring and related charges associated with manufacturing and related initiatives are recorded in “Cost of goods sold”. Restructuring and related charges reflected in cost of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives and other costs directly related to the manufacturing component of a restructuring initiative. Restructuring and related charges associated with administrative functions are recorded in operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions reflected in “Selling, acquisition, operating and general expenses”. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the administrative functions and other costs directly related to the administrative components of the restructuring initiatives implemented.
See Note 4, Restructuring and Related Charges, for further detail.
Acquisition and Integration Related Charges
Acquisition and integration related charges include, but are not limited to, transaction costs (such as banking, legal, accounting and other professional fees directly related to both consummated acquisitions and acquisition targets), termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination expenses associated with integration activity.
Interest Expense
Interest expense on the Company’s short-term and long-term debt is recognized as due and any associated premiums, discounts, and costs are amortized (accreted) over the term of the related borrowing utilizing the effective interest method. Interest expense also includes fees on the Company’s credit facilities.
Earnings per Share (“EPS”)
The Company computes net income (loss) per common share in accordance with ASC Topic 260, “Earnings per Share.” Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding for the period. Diluted net income (loss) per share is calculated in the same manner, but shares outstanding are adjusted to reflect the potential dilution that would occur if unvested options, warrants, restricted stock units and unvested restricted stock awards were vested. The dilutive effects of such stock-based compensation awards are calculated using the treasury stock method. In periods where losses are recorded, inclusion of potentially dilutive securities in the calculation would decrease the loss per common share and therefore they are not added to the weighted average number of shares outstanding due to their anti-dilutive effect.
Refer to Note 24, Earnings per Share, for further detail.
Comprehensive Income (Loss)
Comprehensive income (loss) includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges, actuarial adjustments to pension plans, and unrealized gains (losses) and non-credit related to other-than-temporary impairments (“OTTI”) on investment securities classified as available for sale (“AFS”) of businesses held for sale. Net unrealized gains and losses on investment securities classified as AFS by the businesses held for sale are reduced by deferred income taxes and adjustments to intangible assets that would have resulted had such gains and losses been realized. The foreign currency translation gains and losses for Fiscal 2017, 2016 and 2015 were primarily attributable to the impact of translation of the net assets of Spectrum Brands’ European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling, Mexican Peso and Brazilian Real.
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
Subsequent Events
ASC Topic 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance sheet date through the date the Company’s financial statements are issued and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued. See Note 1, Basis of Presentation and Nature of Operations, for updates regarding the regulatory approvals related to the FGL Merger and the Front Street Sale. No other significant events occurred subsequent to September 30, 2017.
Newly Adopted Accounting Standards
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. If goodwill impairment is realized, the amount recognized will be the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 must be applied on a prospective basis and will become effective for public entities in the first quarter of the year ended September 30, 2021, with early adoption available. The Company elected to adopt the standard immediately, with no impact to the Consolidated Financial Statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU makes changes to the VIE model and voting interest (“VOE”) model consolidation guidance. The Company adopted this ASU using a modified retrospective approach during Fiscal 2017. The adoption of this ASU had no effect on the Company’s Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. As a result, the ASU 2014-09 will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2019. The Company has performed a preliminary assessment over the impact of the pronouncement and is currently performing detailed assessments over its contracts with customers and the impact to its processes and control environment. The Company has not measured the impact of adoption at this point in its assessment and has not concluded on the overall materiality of the impact of adoption to the Company’s consolidated financial statements, or the method of adoption, but has not identified any matters that are considered significant for further disclosure.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the lease requirements in ASC 840, Leases. ASU 2016-02 requires lessees to recognize lease assets and liabilities on the balance sheet, as well as disclosing key information about leasing arrangements. Although the new ASU 2016-02 requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. ASU 2016-02 can be applied using a modified retrospective approach, with a number of optional practical expedients relating to the identification and classification of leases that commenced before the effective date, along with the ability to use hindsight in the evaluation of lease decisions, that entities may elect to apply. As a result, the ASU 2016-02 will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2020, with early adoption applicable. The Company has not measured the impact of adoption at this point in its assessment and has not concluded on the overall materiality of the impact of adoption to the Company’s consolidated financial statements, or determined the method and timing of adoption.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of operations. ASU 2017-07 provides guidance requiring the service cost component to be recognized consistent with other compensation costs arising from service rendered by employees during the period, and all other components to be recognized separately outside of the subtotal of income from operations. The net periodic benefit costs for Fiscal 2017, 2016 and 2015 was $8.3, $4.8 and $4.7, respectively, of which the service costs component was $4.5, $3.3 and $4.1, respectively; and other components were $3.8, $1.5 and $0.6, respectively. ASU 2017-07 is applied on a retrospective basis, and will become effective for public entities in first quarter of the fiscal year ending September 30, 2019; with early adoption available. The Company is currently assessing the impact this pronouncement will have on the consolidated financial statements and have not yet concluded on the materiality or timing of the adoption.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815), which changes the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP, better aligning the entity’s risk management activities and financial reporting for hedging relationships. The ASU can only be applied prospectively, and will become effective for the Company beginning in the first quarter of the fiscal year ending September 30, 2020, with early adoption available. The Company is in the process of evaluating the impact of this update on its financial condition, results of operations or liquidity.

(3) Acquisitions
In accordance with ASC Topic 805, Business Combinations (“ASC 805”), the Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.
PetMatrix
On June 1, 2017, Spectrum Brands completed the acquisition of PetMatrix, a manufacturer and marketer of rawhide-free dog chews consisting primarily of the DreamBone® and SmartBones® brands. The results of PetMatrix’s operations since June 1, 2017 are included in the Company’s Consolidated Statements of Operations within the Consumer Products segment for Fiscal 2017.
Spectrum Brands has recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 1, 2017 (the acquisition date). The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce. The calculation of purchase price and purchase price allocation is as follows:

Purchase Price
Cash consideration	$255.2

Purchase Price Allocation
Cash and cash equivalents	$0.2
Receivables, net	7.8
Inventories, net	16.0
Property, Plant and Equipment, net	0.8
Goodwill	123.8
Intangibles, net	110.4
Other assets	0.9
Accounts payable and other current liabilities	(4.7)
Net assets acquired	$255.2
The purchase price allocation resulted in goodwill of $123.8, which is deductible for tax purposes. The values allocated to intangible assets and the weighted average useful lives are as follows:

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
GloFish
On May 12, 2017, Spectrum Brands entered into an asset purchase agreement with Yorktown Technologies LP, for the acquisition of assets consisting of the GloFish branded operations, including transfer of the GloFish® brand, related intellectual property and operating agreements. The GloFish operations primarily consist of the development and licensing of fluorescent fish for sale through mass retail and online channels. The results of GloFish’s operations since May 12, 2017 are included in the Company’s Consolidated Statements of Operations for Fiscal 2017.
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

Purchase Price
Cash consideration	$49.7

Purchase Price Allocation
Receivables, net	$0.4
Property, plant and equipment, net	0.6
Goodwill	11.2
Intangibles, net	37.8
Accounts payable and other current liabilities	(0.3)
Total net assets acquired	$49.7
The purchase price allocation resulted in goodwill of $11.2, which is deductible for tax purposes. The values allocated to intangible assets and the weighted average useful lives are as follows:

	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$6.1	Indefinite
Technology	30.2	13
Customer relationships	1.5	10
Total intangibles acquired	$37.8

Spectrum Brands performed a valuation of the acquired tradenames, technologies and customer relationships. The following is a summary of significant inputs to the valuation:
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
Customer relationships - Spectrum Brands valued customer relationships using the replacement cost approach. The replacement cost approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationships after deducting the cost to recreate key customer relationships. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Income taxes were estimated at 35.0% and amounts were discounted using a rate of 12.0%.
Pro forma results have not been presented with respect to the GloFish acquisition because such acquisition is not considered individually significant to the consolidated results of the Company.
Shaser
On May 18, 2017, Spectrum Brands completed the purchase of the remaining 44.0% non-controlling interest of Shaser with a purchase price of $12.6. Effective May 18, 2017, Shaser is a wholly owned subsidiary of Spectrum Brands and all recognized non-controlled interest associated with Shaser is part of Spectrum Brands’ equity.
Acquisition and Integration Costs
Acquisition and integration costs include costs directly associated with the completion of the purchase of net assets or equity interest of a business such as a business combination, equity investment, joint venture or purchase of non-controlling interest. Included costs include transactions costs; advisory, legal, accounting, valuation, and other professional fees; and integration of acquired operations onto Spectrum Brands’ shared service platform and termination of redundant positions and locations. The following table summarizes acquisition and integration related charges incurred by the Company for Fiscal 2017, 2016 and 2015:

	Fiscal
	2017	2016	2015
Hardware & Home Improvement Business	$5.9	$13.3	$12.0
PetMatrix	4.5	—	—
Armored AutoGroup Parent Inc.	3.2	14.6	21.8
Shaser	1.2	—	—
GloFish	1.0	—	—
Salix Animal Health LLC	0.7	2.1	10.7
European IAMS and Eukanuba pet food business	0.2	3.5	9.3
Other	4.3	3.8	7.3
Total acquisition and integration related charges	$21.0	$37.3	$61.1

(4) Restructuring and Related Charges
During Fiscal 2017, Spectrum Brands implemented a rightsizing initiative in the global pet supplies product category to streamline certain operations and reduce operating costs (the “Pet Rightsizing Initiative”). The initiative includes headcount reductions and the rightsizing of certain facilities. Total costs associated with this initiative are expected to be approximately $11.0, of which $8.2 has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.
During Fiscal 2017, Spectrum Brands implemented an initiative in the hardware and home improvement product category to consolidate certain operations and reduce operating costs (the “HHI Distribution Center Consolidation”). The initiative includes headcount reductions and the exit of certain facilities. Total costs associated with the initiative are expected to be approximately $50.0, of which $27.4 has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.

During Fiscal 2016, Spectrum Brands implemented a series of initiatives in the global auto care product category to consolidate certain operations and reduce operating costs (the “GAC Business Rationalization Initiatives”). These initiatives include headcount reductions and the exit of certain facilities. Total costs associated with these initiatives are expected to be approximately $32.0, of which $29.5 has been incurred to date. The balance is anticipated to be incurred through December 31, 2017.
During Fiscal 2014, Spectrum Brands implemented a series of initiatives throughout the hardware and home improvement product category unit to reduce operating costs and exit low margin business outside the U.S. (the “HHI Business Rationalization Initiatives”). These initiatives include headcount reductions, the exit of certain facilities and the sale of a portion of the Hardware & Home Improvement operations. Total costs associated with these initiatives of $16.6 has been incurred and completed as of September 30, 2016.
During Fiscal 2013, Spectrum Brands implemented a series of initiatives to reduce operating costs. These initiatives consisted of headcount reductions in the global batteries & appliances and global pet supplies product categories, and within corporate (the “Global Expense Rationalization Initiatives”). Total costs associated with these initiatives of $47.0 has been incurred and completed as of September 30, 2016.
Spectrum Brands has entered or may enter into small, less significant initiatives and restructuring activities to reduce costs and improve margins throughout the organization (“Other Restructuring Activities”). Individually these activities are not substantial, and occur over a shorter time period (less than 12 months).
The following table summarizes restructuring and related charges incurred during Fiscal 2017, 2016 and 2015, and where those charges are classified in the accompanying Consolidated Statements of Operations:

	Fiscal
Initiatives:	2017	2016	2015
HHI distribution center consolidation	$27.4	$—	$—
GAC business rationalization initiative	24.2	5.3	—
Pet rightsizing initiative	8.2	—	—
Global Expense Rationalization	—	5.2	17.1
HHI business rationalization initiative	—	1.8	10.3
Other restructuring activities	2.7	2.9	1.3
Total restructuring and related charges	$62.5	$15.2	$28.7
Reported as:
Cost of goods sold	$18.3	$0.5	$2.1
Selling, acquisition, operating and general expenses	44.2	14.7	26.6
The following table summarizes restructuring and related charges for Fiscal 2017, 2016 and 2015, and cumulative costs of restructuring initiatives as of September 30, 2017, by cost type. Termination costs consist of involuntary employee termination benefits and severance pursuant to a one-time benefit arrangement recognized as part of a restructuring initiative. Other costs consist of non-termination type costs related to restructuring initiatives such as incremental costs to consolidate or close facilities, relocate employees, cost to retrain employees to use newly deployed assets or systems, lease termination costs, and redundant or incremental transitional operating costs and customer fines and penalties during transition, among others:

	Fiscal
Cost Type:	2017	2016	2015	Cumulative costs through September 30, 2017	Future costs to be incurred
Termination benefits	$12.8	$4.3	$7.0	$13.1	$6.0
Other costs	49.7	10.9	21.7	54.7	25.0
Total restructuring and related charges	$62.5	$15.2	$28.7	$67.8	$31.0

(5) Divestitures
The following table summarizes the components of “Income (loss) from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations for Fiscal 2017, 2016 and 2015:

	Fiscal
	2017	2016	2015
Income (loss) from discontinued operations, net of tax attributable to Insurance Operations	$170.3	$(218.9)	$75.9
Income (loss) from discontinued operations, net of tax attributable to Compass Production Partners, LP (“Compass”)	—	40.8	(368.6)
Income (loss) from discontinued operations, net of tax	$170.3	$(178.1)	$(292.7)
Insurance Operations
As previously discussed in Note 1, Basis of Presentation and Nature of Operations, the Insurance Operations were classified as held for sale in the accompanying Consolidated Balance Sheets and as discontinued operations in the accompanying Consolidated Statements of Operations.
The following table summarizes the major categories of assets and liabilities of the Insurance Operations classified as held for sale in the accompanying Consolidated Balance Sheets at September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Assets
Investments, including loans and receivables from affiliates	$23,211.1	$21,160.6
Funds withheld receivables	742.7	671.6
Cash and cash equivalents	914.5	896.0
Accrued investment income	231.3	213.7
Reinsurance recoverable	2,358.8	2,344.4
Deferred acquisition costs and value of business acquired, net	1,163.6	1,065.5
Other assets	125.4	295.3
Write-down of assets of businesses held for sale to fair value less cost to sell	(421.2)	(362.8)
Total assets of businesses held for sale	$28,326.2	$26,284.3
Liabilities
Insurance reserves	$24,989.6	$23,404.6
Debt	405.0	398.8
Accounts payable and other current liabilities	56.2	63.1
Deferred tax liabilities	68.0	9.9
Other liabilities	831.9	677.4
Total liabilities of businesses held for sale	$26,350.7	$24,553.8
In accordance with ASC 360, Property, Plant and Equipment, long-lived assets classified as held for sale are measured at the lower of their carrying value or fair value less cost to sell at the balance sheet date. At September 30, 2017, the carrying value of the Company’s interest in FGL was $402.2 higher than FGL’s estimated fair value less cost to sell of $1,471.3. As a result, during Fiscal 2017, the Company recorded a $39.4 write-down of assets of business held for sale, which was in addition to the $362.8 write-down previously recorded at September 30, 2016. At September 30, 2017, the carrying value of the Company’s interest in Front Street was $19.0 higher than Front Street’s estimated fair value less cost to sell of $65.0. As a result, during Fiscal 2017, the Company recorded a $19.0 write-down of assets of Front Street’s business held for sale.

The following table summarizes the components of “Net income (loss) from discontinued operations” in the accompanying Consolidated Statements of Operations for Fiscal 2017, 2016 and 2015:

	Fiscal
	2017	2016	2015
Revenues:
Insurance premiums	$43.9	$72.5	$59.9
Net investment income	1,050.7	985.9	923.0
Net investment gains (losses)	377.4	131.6	(128.8)
Insurance and investment product fees and other	169.5	130.5	93.1
Total revenues	1,641.5	1,320.5	947.2
Operating costs and expenses:
Benefits and other changes in policy reserves	925.9	893.9	649.0
Selling, acquisition, operating and general expenses	148.2	127.9	124.9
Amortization of intangibles	197.5	78.6	41.8
Total operating costs and expenses	1,271.6	1,100.4	815.7
Operating income	369.9	220.1	131.5
Interest expense	(24.4)	(22.0)	(23.6)
Write-down of assets of businesses held for sale to fair value less cost to sell	(58.4)	(362.8)	—
Net income (loss) before income taxes	287.1	(164.7)	107.9
Income tax expense (a)	116.8	54.2	32.0
Net income (loss)	170.3	(218.9)	75.9
Less: net income attributable to noncontrolling interest	43.7	19.0	23.1
Net income (loss) - attributable to controlling interest	$126.6	$(237.9)	$52.8
(a) Included in the income tax expense for Fiscal 2016 was a $15.2 of income tax expense primarily related to the establishment of a deferred tax liability of $367.9 at September 30, 2016, which was a result of classifying the Company’s ownership interest in FGL as held for sale following the Anbang/FGL Merger Agreement, partially offset by the recognition of a $94.7 deferred tax asset related to realized capital losses primarily from the Compass Sale and $258.0 reduction of valuation allowances on HRG’s net operating and capital loss carryforwards expected to offset the FGL taxable gain at September 30, 2016. The remaining liability is expected to be offset by losses recognized in continuing operations except for $15.2 of estimated alternative minimum taxes. Based on the Company’s current intent to exercise the 338 Tax Election related to the FGL Merger, the Company reversed the previously recorded deferred tax liability and deferred tax asset valuation allowance reduction, which resulted in the recognition of a $15.2 income tax benefit in Fiscal 2017.
Compass
On July 1, 2016, HGI Energy entered into an agreement to sell its equity interests in Compass to a third party (such agreement, the “Compass Sale Agreement”). During Fiscal 2016, the transactions contemplated by the Compass Sale Agreement were consummated. This sale represented the disposal of all of the Company’s oil and gas properties, which were accounted for using the full-cost method prior to their disposal. The Company has determined that the completion of HGI Energy’s sale of its equity interests in Compass to a third party represented a strategic shift for the Company and, accordingly, has presented the results of operations for Compass as discontinued operations in the accompanying Consolidated Statements of Operations.

The following table summarizes the components of “Net income (loss) from discontinued operations” attributable to Compass in the accompanying Consolidated Statements of Operations for Fiscal 2016 and 2015.

	Fiscal
	2016	2015
Revenues:
Oil and natural gas revenues	$40.2	$107.4

Operating costs and expenses:
Oil and natural gas direct operating costs	38.2	85.9
Selling, acquisition, operating and general expenses	22.8	62.0
Impairments and bad debt expense	93.2	485.1
Total operating costs and expenses	154.2	633.0
Operating loss	(114.0)	(525.6)
Interest expense	(5.9)	(9.9)
Gain upon gaining control of equity method investment	—	141.2
Gain on sale of oil and gas properties	105.6	—
Other income, net	1.5	25.7
Gain on disposal	53.6	—
Net income (loss)	40.8	(368.6)
Less: net income (loss) attributable to noncontrolling interest	0.1	(1.1)
Net income (loss) attributable to common and participating preferred stockholders	$40.7	$(367.5)

(6) Securitizations and Variable Interest Entities
Collateralized Loan Obligations
In February 2013, September 2013 and February 2015, Salus completed a collateralized loan obligation (“CLO”) securitization of up to $578.5 notional aggregate principal amount. At September 30, 2017 and 2016, the outstanding notional aggregate principal amount of $28.9 and $39.7, respectively, was taken up by unaffiliated entities, $48.1 and $65.9, respectively, was taken up by FGL and also included in “Assets of businesses held for sale” in the accompanying Consolidated Balance Sheets, and $22.2 and $30.3, respectively, was taken up by Salus and is eliminated upon consolidation. The CLO’s subordinated debt is non-recourse to the Company. As of September 30, 2017, the CLO’s assets consisted of $2.0 of cash that is being held back to cover wind-down and legal expenses. The subordinated tranches carry residual interest subject to maintenance of certain covenants. Due to losses incurred in the CLO, at September 30, 2016 and September 30, 2015, the CLO was not accruing interest on the subordinated debt.
Included within “Other assets” in the accompanying Consolidated Balance Sheets as of September 30, 2016 were asset-based loans of $29.3 that served as collateral to the obligations of the CLO. At September 30, 2017, there were no asset-based loans that served as collateral to the obligations of the CLO.
The table below summarizes select information related to the CLO vehicle in which Salus held a variable interest at September 30, 2017 and 2016:

	September 30,
	2017	2016
Maximum loss exposure	$—	$29.3

Asset-based loans receivable	$—	$29.3
Cash and other assets	2.0	13.7
Total assets of consolidated VIE	$2.0	$43.0

Subordinated long-term debt	$99.2	$135.2
Total liabilities of consolidated VIE	$99.2	$135.2

(7) Fair Value of Financial Instruments
Spectrum Brands utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. Spectrum Brands’ derivative assets and liabilities are valued on a recurring basis using internal models, which are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities, which are generally based on quoted or observed market prices and classified as Level 2. The fair value of certain derivatives is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of Spectrum Brands’ derivative assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance which is calculated based on the probability of default by Spectrum Brands, it adjusts its derivative liabilities to reflect the price at which a potential market participant would be willing to assume Spectrum Brands’ liabilities. The Company has not changed its valuation techniques in measuring the fair value of any derivative assets and liabilities during the year.
The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	September 30, 2017				September 30, 2016
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Derivative Assets	$—	$4.5	$—	$4.5	$—	$8.7	$—	$8.7
Derivative Liabilities	—	17.6	—	17.6	—	3.2	—	3.2
See Note 15, Derivative Financial Instruments, for additional detail.
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
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instrument assets and liabilities which are not measured at fair value in the accompanying Consolidated Balance Sheets are summarized as follows:

	September 30, 2017
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Total debt	$—	$5,908.0	$92.0	$6,000.0	$5,774.1

	September 30, 2016
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Asset-based loans, included in prepaid expenses and other current assets	$—	$—	$33.3	$33.3	$33.3
Total debt	—	5,700.1	121.9	5,822.0	5,525.8
The carrying value of cash and cash equivalents, receivables and payables approximate fair value due to their short duration and, accordingly, they are not presented in the tables above. The fair value of debt set forth above is generally based on quoted or observed market prices.
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

(8) Receivables, net
“Receivables, net” in the accompanying Consolidated Balance Sheets consist of the following:

	September 30,
	2017	2016
Trade accounts receivable	$571.5	$529.4
Less: Allowance for doubtful trade accounts receivable	45.4	46.8
Total trade accounts receivable, net	526.1	482.6
Other receivables	43.7	56.5
Total receivables, net	$569.8	$539.1
The following is an analysis of the allowance for doubtful trade accounts receivable:

Period	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Adjustments	Balance at End of Period
Fiscal 2017	$46.8	$1.4	$(4.1)	$1.3	$45.4
Fiscal 2016	44.0	15.6	(12.0)	(0.8)	46.8
Fiscal 2015	48.6	6.0	(6.3)	(4.3)	44.0
The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 15.1%, 15.2% and 14.7% of the Company’s “Net sales” during Fiscal 2017, 2016 and 2015, respectively. This customer represents approximately 14.0% and 15.1% of the Company’s “Receivables, net” in the accompanying Consolidated Balance Sheets at September 30, 2017 and 2016, respectively.
Spectrum Brands has entered into various factoring agreements and early pay programs with its customers to sell its trade receivables under non-recourse agreements in exchange for cash proceeds. A loss on sales is recognized for any discount and factoring fees associated with the transfer. Spectrum Brands utilizes factoring arrangements as an integral part of their financing for working capital. These transactions are treated as a sale and are accounted for as a reduction in trade receivables because the agreements transfer effective control over and risk related to the receivables to buyers. In some instances, Spectrum Brands may continue to service the transferred receivable after the factoring has occurred, but in most cases Spectrum Brands does not service any factored accounts. Any servicing of the trade receivable does not constitute significant continuing involvement or preclude the recognition of a sale. Spectrum Brands does not carry any material servicing assets or liabilities. Cash proceeds from these arrangements are reflected as operating activities. The aggregate gross amount factored under these facilities was $2,141.0, $2,055.0 and $1,938.0 for Fiscal 2017, 2016 and 2015, respectively. The cost of factoring such trade receivables was $11.9, $10.1 and $6.5 for Fiscal 2017, 2016 and 2015, respectively, which are reported in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations.

(9) Inventories, net
“Inventories, net” in the accompanying Consolidated Balance Sheets consist of the following:

	September 30,
	2017	2016
Raw materials	$123.8	$127.5
Work-in-process	54.3	43.6
Finished goods	597.4	569.5
Total inventories, net	$775.5	$740.6

(10) Property, Plant and Equipment, net
Property, plant and equipment, net in the accompanying Consolidated Balance Sheets consist of the following:

	September 30,
	2017	2016
Land, buildings and improvements	$201.1	$196.9
Machinery, equipment and other	637.7	553.1
Capitalized leases	282.4	130.0
Construction in progress	66.1	57.7
Properties, plant and equipment at cost	1,187.3	937.7
Less: Accumulated depreciation	486.6	394.3
Total properties, plant and equipment, net	$700.7	$543.4
Depreciation expense from property, plant and equipment for Fiscal 2017, 2016 and 2015 was $104.1, $89.8, and $83.2, respectively.

(11) Goodwill and Intangibles, net
A summary of the changes in the carrying amounts of goodwill and intangible assets are as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	Total
Balance at September 30, 2015	$2,487.4	$1,490.3	$990.0	$2,480.3
Adjustments	3.3	1.0	3.2	4.2
Impairments (Note 2)	(10.7)	(4.7)	—	(4.7)
Periodic amortization	—	—	(93.9)	(93.9)
Effect of translation	(1.6)	(13.1)	(0.3)	(13.4)
Balance at September 30, 2016	2,478.4	1,473.5	899.0	2,372.5
Adjustments	—	—	(0.9)	(0.9)
Acquisitions (Note 3)	135.0	81.1	67.1	148.2
Impairments (Note 2)	—	(16.3)	—	(16.3)
Periodic amortization	—	—	(95.2)	(95.2)
Effect of translation	12.6	10.5	5.2	15.7
Balance at September 30, 2017	$2,626.0	$1,548.8	$875.2	$2,424.0
The fair values of the global batteries and appliances, hardware and home improvement, global pet supplies, home and garden control and global auto care product categories, which are also Spectrum Brands’ reportable segments, exceeded their carrying values by 152.1%, 93.2%, 38.6%, 352.3% and 12.4%, respectively. As a result, no impairment was recognized and there were no reporting units that were deemed at risk of impairment.
Definite Lived Intangible Assets
Amortizable intangible assets as of September 30, 2017 and 2016 consist of the following:

	September 30, 2017			September 30, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$1,007.6	$(360.7)	$646.9	$984.8	$(302.9)	$681.9
Technology assets	250.5	(83.4)	167.1	237.2	(96.7)	140.5
Trade names	165.8	(104.6)	61.2	165.7	(89.1)	76.6
	$1,423.9	$(548.7)	$875.2	$1,387.7	$(488.7)	$899.0
Certain trade names intangible assets have an indefinite life and are not amortized. The balance of trade names not subject to amortization was $1,548.8 and $1,473.5 as of September 30, 2017 and 2016, respectively. During Fiscal 2017, the Company recognized $16.3 impairment on indefinite life intangible assets due to the reduction in value of certain tradenames in response to changes in management’s strategy. During Fiscal 2016, the Company recognized $4.7 impairment on indefinite-lived intangible assets. In connection with its annual impairment testing of indefinite-lived intangible assets, Spectrum Brands concluded that the fair values of its intangible assets exceeded their carrying values resulting in no impairment for Fiscal 2015.
See Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, for further detail.

Amortization expense for Fiscal 2017, 2016 and 2015 was $95.2, $93.9 and $87.8, respectively. Excluding the impact of any future acquisitions or change in foreign currency, the Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows:

Fiscal Year	Estimated Amortization Expense
2018	$91.0
2019	90.9
2020	88.5
2021	79.7
2022	69.2

(12) Accounts payable and other current liabilities
“Accounts payable and other current liabilities” in the accompanying Consolidated Balance Sheets consist of the following:

	September 30,
	2017	2016
Accounts payable	$729.1	$581.3
Accrued expenses and other	215.4	188.5
Accrued wages and salaries	93.0	145.1
Accrued interest	78.1	68.3
Total accounts payable and other current liabilities	$1,115.6	$983.2

(13) Debt
The Company’s consolidated debt consists of the following:

	September 30, 2017		September 30, 2016
	Amount	Rate	Amount	Rate	Interest Rate
HRG
7.875% Senior Secured Notes, due July 15, 2019	$864.4	7.9%	$864.4	7.9%	Fixed rate
7.75% Senior Unsecured Notes, due January 15, 2022	890.0	7.8%	890.0	7.8%	Fixed rate
HGI Funding
2017 Loan, due July 13, 2018	50.0	3.7%	—	—%	Variable rate, see below
HGI Energy
HGI Energy Notes, due June 30, 2018*	92.0	1.5%	92.0	0.7%	Fixed rate
	1,896.4		1,846.4
Spectrum Brands
USD Term Loan, due June 23, 2022	1,244.2	3.4%	1,005.5	3.6%	Variable rate, see below
CAD Term Loan, due June 23, 2022	59.0	4.9%	54.9	4.6%	Variable rate, see below
Euro Term Loan, due June 23, 2022	—	—%	63.0	3.5%	Variable rate, see below
6.375% Notes, due November 15, 2020	—	—%	129.7	6.4%	Fixed rate
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	Fixed rate
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	Fixed rate
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	Fixed rate
4.00% Notes, due October 1, 2026	501.0	4.0%	477.0	4.0%	Fixed rate
Revolver Facility, expiring March 6, 2022	—	—%	—	—%	Variable rate, see below
Other notes and obligations	14.7	10.7%	16.8	9.8%	Variable rate
Obligations under capital leases	258.6	5.7%	114.7	5.5%	Various
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	28.9	—%	39.7	—%	Variable rate, see below
Long-term debt of consolidated variable-interest entity with FGL*	48.1	—%	65.9	—%	Variable rate, see below
Unaffiliated secured borrowings under non-qualifying loan participations	—	—%	2.0	—%	Fixed rate
Total	5,870.9		5,635.6
Original issuance discounts on debt, net of premiums	(20.7)		(22.8)
Unamortized debt issue costs	(76.1)		(87.0)
Total debt	5,774.1		5,525.8
Less current maturities and short-term debt	178.7		258.0
Non-current portion of debt	$5,595.4		$5,267.8
* The debt balances included in the accompanying Consolidated Balance Sheets and in the table above reflect transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the completion of any disposition resulting from the FGL Merger and Front Street Sale. Such transactions are not eliminated in the accompanying Consolidated Financial Statements in order to appropriately reflect the continuing operations and balances held for sale.
Aggregate scheduled maturities of debt and capital lease obligations as of September 30, 2017 are as follows:

Fiscal Year	Capital lease obligations	HRG debt - Parent Only	Consolidated
2018	$14.0	$—	$178.7
2019	14.4	864.4	897.0
2020	14.3	—	27.4
2021	15.9	—	106.0
2022	13.4	890.0	2,154.2
Thereafter	186.6	—	2,507.6
Long-term debt	$258.6	$1,754.4	$5,870.9
HRG
7.875% Notes
As of September 30, 2017 and 2016, the Company had an outstanding balance of $864.4 of 7.875% senior secured notes due 2019 (the “7.875% Notes”). Interest on the 7.875% Notes is payable semiannually, in January and July.

Until January 15, 2018, the Company may redeem some or all of the 7.875% Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time on or after January 15, 2018, the Company may redeem some or all of the 7.875% Notes at 100% of the principal amount plus accrued and unpaid interest.
The indenture governing the 7.875% Notes contains covenants limiting, among other things, and subject to certain qualifications and exceptions, the Company’s ability, and, in certain cases, the ability of the Company’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of the Company’s assets to, another person. The Company is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including the Company’s equity interests in Spectrum Brands and its other subsidiaries such as HGI Funding. At September 30, 2017, the Company was in compliance with all covenants under the indenture governing the 7.875% Notes.
7.75% Notes
As of September 30, 2017 and 2016, the Company had an outstanding balance of $890.0 of 7.75% senior notes due 2022 (the “7.75% Notes”). Interest on the 7.75% Notes is payable semiannually, in January and July.
Until January 15, 2020, the Company may redeem the 7.75% Notes at certain fixed redemption prices expressed as a percentage of the principal amount, plus accrued and unpaid interest. At any time on or after January 15, 2020, the Company may redeem some or all of the 7.75% Notes at 100.0% of the principal amount plus accrued and unpaid interest.
HGI Funding
2017 Loan
On January 13, 2017, the Company, through a wholly-owned subsidiary of HGI Funding, entered into a loan agreement, pursuant to which it may borrow up to an aggregate amount of $150.0 (the “2017 Loan”). The 2017 Loan bears interest at an adjusted International Exchange London Interbank Offered Rate (“LIBOR”), plus 2.35% per annum, payable quarterly and a commitment fee of 75 bps. The 2017 Loan matures on July 13, 2018, with an option for early termination by the borrower. At September 30, 2017, the 2017 Loan was secured by 4.2 million shares of Spectrum Brands owned by a subsidiary of HGI Funding. The Company incurred $1.1 of financing costs in connection with the 2017 Loan. As of September 30, 2017, the Company had drawn $50.0 under the 2017 Loan. The 2017 Loan contains a customary mandatory prepayment clause, which requires the borrower to pay back any amounts borrowed under the 2017 Loan if certain events occur, including, but not limited to, a breach of the terms of the agreement by the borrower, a change of control of the borrower or the issuer of the pledged securities or a delisting of the pledged securities.
HGI Energy
In February 2013, in connection with the Company’s acquisition of an interest in Compass, HGI Energy entered into note purchase agreements with FGL and Front Street for $100.0 notional aggregate principal amount due February 14, 2021 (the “Old HGI Energy Notes”). The Old HGI Energy Notes to FGL earned interest at 9.0% per annum, payable semi-annually in arrears on January 1 and July 1. Following the Compass Sale, the Old HGI Energy Notes were canceled and replaced with $92.0 notional aggregate amount of new notes of HGI Energy (the “HGI Energy Notes”), which were then transferred from FGL to a reinsurance funds withheld account at Front Street, for which Front Street bears the economic risk. As a result of the transaction, HGI Energy recognized $8.0 gain on the extinguishment of debt included in “Other (expense) income, net” in accompanying Consolidated Statements of Operations, while FGL and Front Street recognized $8.0 of net investment loss included in “Income (loss) from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations.
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
Spectrum Brands
Term Loans and Revolver Facility
On June 23, 2015, Spectrum Brands, Inc., a subsidiary of Spectrum Brands (“SBI”) entered into term loan facilities pursuant to a Senior Credit Agreement consisting of (i) a $1,450.0 U.S. dollar denominated term loan facility due June 23, 2022 (the “USD Term Loan”), (ii) a $75.0 CAD term loan due June 23, 2022 (“CAD Term Loan”) and (iii) a €300.0 Euro denominated term loan facility due June 23, 2022 (“Euro Term Loan” and together with “USD Term Loan” and “CAD Term Loan”, the “Term Loans”) and (iv) entered into a $500.0 Revolver Facility due June 23, 2020 (the “Revolver Facility”). The proceeds from the Term Loans and draws on the Revolver were used to repay SBI’s then-existing senior term credit facility, repay SBI’s outstanding 6.75% senior unsecured notes due 2020 (the “6.75% Notes”), repay and replace SBI’s then-existing asset based revolving loan facility, and to pay fees and expenses in connection with the refinancing and for general corporate purposes.

On October 6, 2016, Spectrum Brands entered into the first amendment to the Credit Agreement under its Term Loans and Revolver Facility (the “Credit Agreement”) reducing the interest rate margins applicable to the USD Term Loan to either adjusted LIBOR, subject to a 0.75% floor plus margin of 2.50% per annum, or base rate with a 1.75% floor plus margin of 1.50% per annum. Spectrum Brands recognized $1.0 of costs in connection with amending the Credit Agreement that has been recognized as interest expense.
On March 6, 2017, Spectrum Brands entered into a second amendment to the Credit Agreement expanding the overall capacity of the Revolver Facility to $700.0, reducing the interest rate margin to either adjusted LIBOR plus margin ranging from 1.75% to 2.25%, or base rate plus margin ranging from 0.75% to 1.25%, reducing the commitment fee to 35bps, and extending the maturity to March 2022. Spectrum Brands recognized $2.6 of costs in connection with amending the cash revolver that has been deferred as debt issuance costs.
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
On May 24, 2017, Spectrum Brands extinguished its Euro Term Loan and recognized non-cash interest expense of $0.6 for previously deferred debt issuance costs in connection with the extinguishment.
Following the amendments to the Credit Agreement (discussed above), the Term Loans and Revolver Facility are subject to variable interest rates, (i) the USD Term Loan is subject to either adjusted LIBOR, plus margin of 2.00% per annum, or base rate plus margin of 1.00% per annum; (ii) the CAD Term Loan is subject to either Canadian Dollar Offered Rate, subject to a 0.75% floor plus 3.50% per annum, or base rate with a 1.75% floor plus 2.50% per annum; (iii) the Euro Term Loan was subject to either Euro Interbank Offered Rate, subject to a 0.75% floor plus 2.75% per annum; and (iv) the Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.25% per annum, or base rate plus margin ranging from 0.75% to 1.25% per annum.
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
The Credit Agreement, solely with respect to the Revolver Facility, contains a financial covenant test on the last day of each fiscal quarter on the maximum total leverage ratio. This is calculated as the ratio of (i) the principal amount of third party debt for borrowed money (including unreimbursed letter of credit drawings), capital leases and purchase money debt, at period-end, less cash and cash equivalents, to (ii) adjusted EBITDA for the trailing twelve months. The maximum total leverage ratio should be no greater than 6.0 to 1.0. As of September 30, 2017, Spectrum Brands was in compliance with all covenants under the Credit Agreement.
Pursuant to a guarantee agreement, SB/RH Holdings, LLC (“SB/RH Holdings”), a wholly-owned subsidiary of Spectrum Brands, and the material wholly-owned domestic subsidiaries of SBI have guaranteed SBI’s obligations under the Senior Credit Agreement and related loan documents. Pursuant to a security agreement, SBI and such subsidiary guarantors have pledged substantially all of their respective assets to secure such obligations and, in addition, SB/RH Holdings has pledged the capital stock of SBI to secure such obligations. The Senior Credit Agreement also provides for customary events of default including payment defaults and cross-defaults to other material indebtedness.
In connection with the Revolver Facility, SBI incurred $5.7 of fees that were capitalized as debt issuance costs and are being amortized over the remaining life of the Revolver Facility. As of September 30, 2017, SBI had aggregate borrowing availability of $680.5, net of outstanding letters of credit of $18.0 and a $1.5 allocated to a foreign subsidiary of Spectrum Brands.
4.00% Notes
On September 20, 2016, SBI issued €425.0 aggregate principal amount of the 4.00% Notes due October 1, 2026 (“4.00% Notes”). The 4.00% Notes are guaranteed by SB/RH Holdings as well as by SBI’s existing and future domestic subsidiaries.
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
5.75% Notes
On May 20, 2015, in connection with the acquisition of the Armored AutoGroup Parent Inc. (“AAG”) Business, SBI issued $1,000.0 aggregate principal amount of 5.75% senior notes due July 15, 2025 (the “5.75% Notes”) at par value. The 5.75% Notes are guaranteed by SB/RH Holdings, as well as by SBI’s existing and future domestic subsidiaries.
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
6.375% Notes and 6.625% Notes
On December 17, 2012, in connection with the acquisition of Hardware & Home Improvement (“HHI”) business, Spectrum Brands assumed $520.0 aggregate principal amount of 6.375% Notes at par value, due November 15, 2020, and $570.0 aggregate principal amount of 6.625% Notes, due November 15, 2022 (the “6.625% Notes”). In connection with the issuance of the 4.00% Notes previously discussed, Spectrum Brands repurchased $390.3 aggregate principal amount of the 6.375% Notes in a cash tender offer. In connection with the tender, Spectrum Brands recognized $6.5 of fees and expenses and a $15.6 tender premium as interest expense; and wrote off $5.8 of previously capitalized debt issuance costs as a non-cash charge to interest expense during Fiscal 2016. On October 20, 2016, Spectrum Brands redeemed the remaining outstanding aggregate principal on the 6.375% Notes of $129.7 with a make whole premium of $4.6 recognized as interest expense and $1.9 in non-cash interest expense for previously deferred debt issuance costs for Fiscal 2017. The 6.625% Notes are unsecured and guaranteed by SB/RH Holdings, as well as by existing and future domestic restricted subsidiaries.
Spectrum Brands may redeem all or a part of the 6.625% Notes, upon not less than 30 or more than 60 days notice, at specified redemption prices. Further, the indenture governing the 6.625% Notes (the “2020/22 Indenture”) requires Spectrum Brands to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of Spectrum Brands, as defined in such indenture. Subsequent to Fiscal 2017 and effective November 15, 2017, the 6.625% Notes became callable by Spectrum Brands.
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
In addition, the 2020/22 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2020/22 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 6.625% Notes. If any other event of default under the 2020/22 Indenture occurs and is continuing, the trustee for the 2020/22 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 6.625% Notes, may declare the acceleration of the amounts due under those notes.
Spectrum Brands recorded $14.1 of fees in connection with the offering of the 6.625% Notes, which were capitalized as debt issuance costs and amortized over the remaining lives of the 6.625% Notes.
Salus
Salus acted as co-lender under some of the asset-based loans that it originated, and such loans were structured to meet the definition of a “participating interest” as defined under ASC 860-10, Transfers and Servicing. Salus is no longer originating new loans. For loans originated with co-lenders that have terms that result in such a co-lender not having a qualifying “participating interest,” Salus recognizes the whole, undivided loan. Salus also reflects a secured borrowing owing to the co-lender representing their share in the undivided whole loan. As of September 30, 2016, Salus had $2.0 of such secured borrowings to unaffiliated co-lenders outstanding related to non-qualifying “participating interests.” As of September 30, 2017, Salus had no secured borrowings to unaffiliated co-lenders outstanding related to non-qualifying “participating interests.”
For additional information related to the reduction in senior secured and subordinated CLO debt, see Note 6, Securitization and Variable Interest Entities.

(14) Leases
Lease Commitments
The Company has leases primarily pertaining to land, buildings, and equipment that expire at various times through February 2034. The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the leases. Future minimum rental commitments under non-cancelable operating leases, primarily relating to Spectrum Brands, net of contractual third-party sublease, are as follows:

	Operating Leases of Business Held for Use	Operating Leases of Businesses Held for Sale
2018	$33.7	$2.0
2019	28.9	2.0
2020	22.0	2.0
2021	17.2	1.2
2022	13.7	—
Thereafter	32.6	—
Total minimum lease payments	$148.1	$7.2
The Company’s total rent expense was $41.8, $49.6 and $40.8 during Fiscal 2017, 2016 and 2015, respectively.

(15) Derivative Financial Instruments
Cash Flow Hedges
Interest Rate Swaps. Spectrum Brands uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At September 30, 2017, Spectrum Brands had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on variable rate debt, exclusive of lender spreads, at 1.76% for a notional principal amount of $300.0 through May 2020. As of September 30, 2016, Spectrum Brands had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on variable rate debt, exclusive of lender spreads at 1.36% for a notional principal amount of $300.0 through April 2017. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $0.3, net of tax. Spectrum Brands’ interest rate swaps financial instruments at September 30, 2017 and 2016 were as follows:

	September 30, 2017		September 30, 2016
	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	2.6	$300.0	0.5
Commodity Swaps. Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2017, Spectrum Brands had a series of zinc and brass swap contracts outstanding through March 2019. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $1.3, net of tax. Spectrum Brands had the following commodity swap contracts outstanding as of September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts	7.6 Tons	$20.7	6.7 Tons	$12.8
Brass swap contracts	1.3 Tons	6.6	1.0 Tons	4.0
Foreign exchange contracts. Spectrum Brands periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Canadian Dollars (“CAD”) or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange rates related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to “Net sales” or purchase price variance in “Cost of goods sold”, respectively, in the accompanying Consolidated Statements of Operations. At September 30, 2017, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through June 2019. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $6.3, net of tax. At September 30, 2017 and 2016, Spectrum Brands had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $360.8 and $224.8, respectively.
Net Investment Hedge
On September 20, 2016, SBI issued €425.0 aggregate principal amount of 4.00% Notes. See Note 13, Debt for further details. Spectrum Brands’ 4.00% Notes are denominated in Euros and have been designated as a net investment hedge of the translation of Spectrum Brands’ net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized in AOCI with any ineffective portion recognized as foreign currency translation gains or losses in the accompanying Consolidated Statements of Operations when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of September 30, 2017, the hedge was fully effective and no ineffective portion was recognized in earnings.
Derivative Contracts Not Designated as Hedges for Accounting Purposes
Foreign exchange contracts. Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, CAD, Euros, Pounds Sterling, Taiwanese Dollars, Hong Kong Dollars or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2017, Spectrum Brands had a series of forward exchange contracts outstanding through October 2017. At September 30, 2017 and 2016, Spectrum Brands had $205.7 and $131.4, respectively, of notional value for such foreign exchange derivative contracts outstanding.
Commodity Swaps. Spectrum Brands periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. Spectrum Brands hedges a portion of the risk associated with these materials through the use of commodity swaps. The commodity swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in the fair value of the commodity swap contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the commodity swap contracts. The commodity swap contracts effectively fix the floating price on a specified quantity of silver through a specified date. At September 30, 2017, Spectrum Brands had a series of commodity swaps outstanding through December 2019. Spectrum Brands had the following commodity swaps outstanding as of September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
	Notional	Contract Value	Notional	Contract Value
Silver (troy oz.)	20.9	$0.4	31.0	$0.6
Fair Value of Derivative Instruments
The fair value of outstanding derivatives recorded in the accompanying Consolidated Balance Sheets were as follows:

		September 30,
Asset Derivatives	Classification	2017	2016
Derivatives designated as hedging instruments:
Commodity swaps	Receivables, net	$3.4	$2.9
Interest rate swaps	Other assets	0.4	—
Commodity swaps	Other assets	0.2	—
Foreign exchange contracts	Receivables, net	0.2	5.5
Foreign exchange contracts	Other assets	—	0.1
Total asset derivatives designated as hedging instruments		4.2	8.5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Receivables, net	0.3	0.2
Total asset derivatives		$4.5	$8.7

		September 30,
Liability Derivatives	Classification	2017	2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accounts payable and other current liabilities	$14.5	$1.7
Foreign exchange contracts	Other liabilities	1.8	0.1
Interest rate swaps	Accounts payable and other current liabilities	0.7	1.1
Commodity swaps	Accounts payable and other current liabilities	—	0.1
Total liability derivatives designated as hedging instruments		17.0	3.0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and other current liabilities	0.6	0.2
Total liability derivatives		$17.6	$3.2
Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which $0.1 as of September 30, 2017 and 2016.
Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. As of September 30, 2017 and 2016, there was no cash collateral outstanding. In addition, as of September 30, 2017 and 2016, Spectrum Brands had no posted standby letters of credit related to such liability positions.
The following tables summarize the impact of the effective portion of designated hedges and the gain (loss) recognized in the accompanying Consolidated Statements of Operations for Fiscal 2017, 2016 and 2015:

Fiscal 2017	Classification	Effective Portion
		Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings
Interest rate swaps	Interest expense	$(0.7)	$(1.3)
Commodity swaps	Cost of goods sold	6.2	5.4
Net investment hedge	Other (expense) income, net	(24.0)	—
Foreign exchange contracts	Net sales	0.4	—
Foreign exchange contracts	Cost of goods sold	(13.5)	6.7
		$(31.6)	$10.8

Fiscal 2016	Classification	Effective Portion
		Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings
Interest rate swaps	Interest expense	$(0.4)	$(1.9)
Commodity swaps	Cost of goods sold	4.5	(3.7)
Net investment hedge	Other (expense) income, net	0.6	—
Foreign exchange contracts	Net sales	(0.4)	(0.2)
Foreign exchange contracts	Cost of goods sold	6.8	6.9
		$11.1	$1.1

Fiscal 2015	Classification	Effective Portion
		Gain (Loss) in AOCI	Gain (Loss) reclassified to Earnings
Interest rate swaps	Interest expense	$(3.4)	$(1.9)
Commodity swaps	Cost of goods sold	(7.1)	(0.7)
Foreign exchange contracts	Net sales	0.1	0.1
Foreign exchange contracts	Cost of goods sold	21.8	30.0
		$11.4	$27.5
The unrealized loss on derivative contracts in AOCI expected to be recognized during the fiscal year ending September 30, 2018

(“Fiscal 2018”) is $8.9.
During Fiscal 2017, 2016 and 2015, the Company recognized the following gains and losses on its derivatives:

		Fiscal
	Classification	2017	2016	2015
Commodity swaps	Cost of goods sold	$0.1	$—	$(0.1)
Foreign exchange contracts	Other (expense) income, net	(4.2)	5.5	(13.5)

(16) Shareholders’ Equity
Accumulated Other Comprehensive Income
The cumulative amounts of the components of accumulated other comprehensive income reflected in the accompanying Consolidated Statements of Shareholders’ Equity, as of September 30, 2017, 2016 and 2015, were as follows:

	Unrealized Investment Gains, net	Non-credit Related Other-than- temporary Impairments	Other Unrealized Gains (Losses) — Cash Flow Hedges	Actuarial Adjustments to Pension Plans	Cumulative Translation Adjustments	Total
Cumulative components at September 30, 2017:
Gross amounts (after reclassification adjustments)	$1,134.9	$(2.4)	$(35.4)	$(58.7)	$(135.1)	$903.3
Intangible assets adjustments	(298.9)	0.4	—	—	—	(298.5)
Tax effects	(291.6)	0.2	9.5	3.6	3.5	(274.8)
Noncontrolling interest	(106.5)	—	10.1	21.5	53.9	(21.0)
	$437.9	$(1.8)	$(15.8)	$(33.6)	$(77.7)	$309.0
Cumulative components at September 30, 2016:
Gross amounts (after reclassification adjustments)	$940.5	$(2.4)	$7.0	$(87.7)	$(164.2)	$693.2
Intangible assets adjustments	(258.6)	0.4	—	—	—	(258.2)
Tax effects	(237.1)	0.2	(3.8)	12.1	3.5	(225.1)
Noncontrolling interest	(86.0)	—	(1.7)	30.4	68.3	11.0
	$358.8	$(1.8)	$1.5	$(45.2)	$(92.4)	$220.9
Cumulative components at September 30, 2015:
Gross amounts (after reclassification adjustments)	$147.2	$(1.0)	$(3.0)	$(48.4)	$(155.7)	$(60.9)
Intangible assets adjustments	(0.3)	0.4	—	—	—	0.1
Tax effects	(51.4)	0.2	(0.9)	1.3	3.5	(47.3)
Noncontrolling interest	(17.4)	—	1.3	18.6	64.9	67.4
	$78.1	$(0.4)	$(2.6)	$(28.5)	$(87.3)	$(40.7)
Restricted Net Assets of Subsidiaries
The Company considered the guidance in the Securities and Exchange Commission’s Regulation S-X related to restricted net assets of subsidiaries. In accordance with Rule 4-08(e) of Regulation S-X, the Company has determined that certain net assets of its subsidiaries are considered restricted under this guidance and exceed 25 percent of HRG’s consolidated net assets. HRG’s interest in net assets of its subsidiaries that were considered to be restricted at September 30, 2017 was $2,273.9 and consisted of net assets of FS Holdco II Ltd. (inclusive of businesses classified as held for sale) and Spectrum Brands, less noncontrolling interest, which were restricted as to transfer to HRG in the form of cash dividends, loans or advances under regulatory or debt covenant restrictions.
Stock Repurchase Program
On May 8, 2014, our board of directors authorized us to enter into a repurchase program, which replaced our prior share repurchase program. This share repurchase program authorized us to repurchase up to $100.0 of shares of our common stock, subject to certain restrictions and provisions. This program does not have an expiration date. We may from time to time, and at any time, elect to increase the amount of shares authorized under our repurchase program, authorize a new repurchase program or repurchase shares of our Common Stock in privately negotiated transactions or we may determine to terminate, suspend, discontinue, modify and/or reinstate one or more of such programs.

A summary of the stock repurchase activity under a $100.0 stock repurchase program authorized by HRG’s Board of Directors in Fiscal 2017, 2016 and 2015 is summarized as follows (share amounts in thousands):

	Shares repurchased	Weighted-Average Price per Share	Amount Repurchased
Cumulative balance through September 30, 2017 (a)	6,900	$12.71	$87.7
Cumulative balance through September 30, 2016 (a)	6,900	$12.71	$87.7
Cumulative balance through September 30, 2015 (a)	6,900	$12.71	$87.7
(a) Represents cumulative stock purchases under the $100.0 stock repurchase program since the program’s adoption in May 2014.
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
Spectrum Brands
Spectrum Brands has various defined benefit pension plans (the “Spectrum Brands Pension Plans”) covering some of its employees in the U.S. and certain employees in other countries. The Spectrum Brands Pension Plans generally provide benefits of stated amounts for each year of service. Spectrum Brands funds its U.S. pension plans in accordance with the requirements of the defined benefit pension plans and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with Spectrum Brands’ funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries.
Spectrum Brands also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans, which are not significant in the aggregate. Spectrum Brands also has various nonqualified deferred compensation agreements with certain of its employees. Under certain of these agreements, Spectrum Brands has agreed to pay certain amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management’s intent that life insurance contracts owned by Spectrum Brands will fund these agreements. Under the remaining agreements, Spectrum Brands has agreed to pay such deferred amounts in up to 15 annual installments beginning on a date specified by the employee, subsequent to retirement or disability, or to a designated beneficiary upon death.

The following tables provide additional information on the Company’s pension plans as of September 30, 2017 and 2016, which principally relate to Spectrum Brands:

	U.S. Plans		Non U.S. Plans
	2017	2016	2017	2016
Change in benefit obligation
Projected benefit obligation, beginning of year	$98.7	$93.2	$210.6	$184.4
Service cost	0.8	0.6	3.4	2.6
Interest cost	3.3	3.7	4.4	5.7
Actuarial (gain) loss	(4.4)	6.8	(22.4)	36.0
Curtailments	—	—	(0.3)	—
Benefits paid	(7.1)	(5.6)	(8.6)	(6.1)
Foreign currency exchange rate changes	—	—	8.8	(12.0)
Projected benefit obligation, end of year	$91.3	$98.7	$195.9	$210.6
Change in plan assets
Fair value of plan assets, beginning of year	$77.7	$72.6	$115.0	$116.9
Actual return on plan assets	7.9	6.5	(1.4)	8.9
Employer contributions	2.0	4.2	8.8	6.6
Benefits paid	(7.1)	(5.6)	(8.6)	(6.1)
Foreign currency exchange rate changes	—	—	4.6	(11.3)
Fair value of plan assets, end of year	$80.5	$77.7	$118.4	$115.0
Accrued Benefit Cost / Funded Status	$(10.8)	$(21.0)	$(77.5)	$(95.6)
Weighted average assumptions:
Discount rate	3.1% to 3.7%	2.8% to 3.5%	1.1% to 13.4%	1.0% to 13.5%
Expected return on plan assets	7.0%	7.0%	1.1% to 4.1%	1.0% to 3.7%
Rate of compensation increase	N/A	N/A	1.4% to 7.0%	2.3% to 7.0%
The net underfunded status as of September 30, 2017 and 2016 of $88.3 and $116.6, respectively, is recognized in the accompanying Consolidated Balance Sheets within “Employee benefit obligations.” Included in AOCI as of September 30, 2017 and 2016 were unrecognized net losses of $33.6, net of tax expense of $3.6 and noncontrolling interest of $21.5, and $45.2, net of tax expense of $12.1 and noncontrolling interest of $30.4, respectively, which have not yet been recognized as components of net periodic pension cost. The net loss in AOCI expected to be recognized during Fiscal 2018 is $2.0.
The following table contains the components of net periodic benefit costs during Fiscal 2017, 2016 and 2015:

	U.S. Plans			Non U.S. Plans
	Fiscal			Fiscal
	2017	2016	2015	2017	2016	2015
Components of net periodic cost:
Service cost	$0.8	$0.6	$0.8	$3.4	$2.6	$2.6
Interest cost	3.3	3.7	3.7	4.4	5.7	6.2
Expected return on assets	(5.2)	(5.2)	(5.6)	(4.2)	(4.2)	(5.2)
Curtailment gain	—	—	—	0.3	0.1	0.7
Recognized net actuarial loss	1.6	0.7	0.2	3.9	0.8	1.3
Net periodic cost	$0.5	$(0.2)	$(0.9)	$7.8	$5.0	$5.6
Weighted average assumptions:
Discount rate	2.8% to 4.0%	3.4% to 4.3%	3.5% to 4.2%	1.0% to 13.5%	1.8% to 13.8%	2.0% to 13.5%
Expected return on plan assets	7.0%	7.0% to 7.3%	7.3% to 7.5%	1.0% to 3.7%	1.8% to 4.5%	2.0% to 5.3%
Rate of compensation increase	N/A	N/A	N/A	2.3% to 7.0%	2.3% to 5.5%	2.3% to 5.5%
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

The following benefit payments were expected to be paid as of September 30, 2017:

Fiscal Year	U.S. Plans	Non U.S. Plans
2018	$5.3	$5.8
2019	5.4	6.5
2020	5.4	7.0
2021	5.5	7.3
2022	5.3	7.5
2023 to 2027	26.7	44.6
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
Below is a summary allocation of all pension plan assets as of September 30, 2017 and 2016:

	U.S. Plans		Non U.S. Plans
	2017	2016	2017	2016
Asset Type
Equity securities	58%	61%	—%	—%
Fixed income securities	39%	36%	19%	23%
Other	3%	3%	81%	77%
Total	100%	100%	100%	100%
The fair value of pension plan assets by asset category as of September 30, 2017 and 2016 were as follows:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Defined Benefit Plan Assets:
Equity securities
U.S. equity securities	$24.1	$9.1	$—	$33.2
Foreign equity securities	11.3	1.4	—	12.7
Fixed income securities
U.S. fixed income securities	21.0	8.1	—	29.1
Foreign fixed income securities	2.1	21.6	—	23.7
Real estate	1.8	—	—	1.8
Life insurance contracts	—	40.2	—	40.2
Other	—	49.2	—	49.2
Foreign cash & cash equivalents	9.0	—	—	9.0
Total defined benefit plan assets	$69.3	$129.6	$—	$198.9

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Defined Benefit Plan Assets:
Equity securities
U.S. equity securities	$22.2	$11.8	$—	$34.0
Foreign equity securities	10.4	2.3	—	12.7
Fixed income securities
U.S. fixed income securities	19.6	7.1	—	26.7
Foreign fixed income securities	1.9	24.1	—	26.0
Real estate	1.7	5.8	—	7.5
Life insurance contracts	—	37.0	—	37.0
Other	—	35.1	—	35.1
Foreign cash & cash equivalents	13.7	—	—	13.7
Total defined benefit plan assets	$69.5	$123.2	$—	$192.7

Defined Contribution Plans
During Fiscal 2017, 2016 and 2015, HRG, Spectrum Brands and Salus sponsored and defined contributions plans in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations. During Fiscal 2017, 2016 and 2015, each of HRG, Spectrum Brands and Salus made discretionary matching contributions of eligible compensation. Spectrum Brands also sponsored defined contribution pension plans for employees of certain foreign subsidiaries. Contributions are discretionary and evaluated annually. Aggregate contributions charged to operations for the defined contribution plans, including discretionary amounts, for Fiscal 2017, 2016 and 2015 were $12.5, $12.1 and $11.7, respectively.

(18) Income Taxes
Income tax expense was calculated based upon the following components of income (loss) from continuing operations before income taxes:

	Fiscal
	2017	2016	2015
Income (loss) from continuing operations before income taxes:
United States	$(62.3)	$(24.4)	$(370.1)
Outside the United States	213.5	200.2	190.0
Total income (loss) from continuing operations before income taxes	$151.2	$175.8	$(180.1)
The components of income tax expense were as follows:

	Fiscal
	2017	2016	2015
Current:
Federal	$6.9	$(0.4)	$1.7
Foreign	47.4	60.2	40.4
State	0.8	4.3	4.5
Total current	55.1	64.1	46.6
Deferred:
Federal	8.8	(34.2)	(14.8)
Foreign	(5.9)	(1.1)	11.2
State	(9.7)	2.8	(3.4)
Total deferred	(6.8)	(32.5)	(7.0)
Income tax expense	$48.3	$31.6	$39.6

The differences between income taxes expected at the U.S. Federal statutory income tax rate of 35.0% and reported income tax expense are summarized as follows:

	Fiscal
	2017	2016	2015
Expected income tax expense (benefit) at the Federal statutory rate	$52.9	$61.5	$(63.0)
State and local income taxes	2.4	12.3	(5.1)
Valuation allowance for deferred tax assets	79.6	(45.7)	190.8
Residual tax on foreign earnings	(35.8)	19.7	24.8
Foreign rate differential	(38.7)	(38.9)	(29.0)
Foreign tax law changes	—	(3.7)	—
Impact of Internal Revenue Code ("IRC") Section 9100 relief	—	(16.4)	—
Share based compensation adjustments	(5.9)	(3.4)	—
Benefit from adjustment to tax basis in assets	—	(8.4)	—
Permanent items	4.5	12.9	14.4
Exempt foreign income	—	—	(4.7)
Unrecognized tax benefits	9.1	34.7	(1.5)
State tax law and rate changes	—	—	(54.5)
Tax attributes	(13.1)	—	9.2
Gain on deconsolidation	—	—	(23.3)
Non-deductible goodwill impairment	—	—	9.9
Purchase accounting benefit	—	—	(22.8)
Outside basis difference	4.6	6.4	(4.9)
Return to provision adjustments and other, net	(11.3)	0.6	(0.7)
Reported income tax expense	$48.3	$31.6	$39.6
Effective tax rate	31.9%	18.0%	(22.0)%
For Fiscal 2017, the Company’s effective tax rate of 31.9% differed from the expected U.S. statutory tax rate of 35.0% and was primarily impacted by U.S. pretax losses where the tax benefits were not more-likely-than-not to be realized resulting in the recording of valuation allowance. Partially offsetting this increase in effective tax rate were the effects of income earned by Spectrum Brands outside of the U.S. that is subject to statutory rates lower than 35.0%. In addition, Spectrum Brands recognized a $33.4 tax benefit for changes in its assessment over its ability to effectively repatriate tax-free non-US earnings upon which liabilities were previously recorded.
For Fiscal 2016, the Company’s effective tax rate of 18.0% differed from the expected U.S. statutory tax rate of 35.0% primarily due to the release of domestic valuation allowance of $111.1 by Spectrum Brands resulting from the expected utilization of a portion of Spectrum Brands’ U.S. NOL carryforwards that were previously recorded with valuation allowance, partially offset by $25.5 of income tax expense recognized by Spectrum Brands for a tax contingency reserve for a tax exposure in Germany and an increase in valuation allowance needed for current year losses from the Corporate and Other segment in the U.S. that are not more-likely-than-not to be realized.
For Fiscal 2015, the Company’s effective tax rate of (22.0)% differed from the expected U.S. statutory tax rate of 35.0% and was impacted by pretax losses including significant impairment and bad debt expense in the Corporate and Other segment in the U.S., and certain pretax losses from foreign jurisdictions for which the Company concluded that the tax benefits are not more-likely-than-not to be realized, resulting in the recording of valuation allowances. In addition, for Fiscal 2015, the Company recognized a $22.8 income tax benefit from the reversal of a portion of Spectrum Brands’ U.S. valuation allowance on deferred tax assets in connection with the acquisition of AAG.

The following table summarizes the components of deferred income tax assets and liabilities:

	September 30,
	2017	2016
Deferred tax assets:
Employee benefits	$64.0	$101.6
Property, plant and equipment	31.4	8.9
Inventories and receivables	34.5	32.6
Marketing and promotional accruals	15.8	17.6
Net operating loss, credit and capital loss carry forwards	1,054.2	1,034.6
Prepaid royalty	—	6.0
Unrealized losses	16.7	4.3
Outside basis difference	49.0	51.1
Intangibles	8.5	3.7
Other	38.1	38.4
Total deferred tax assets	1,312.2	1,298.8
Less: Valuation allowance	969.4	555.4
Net deferred tax assets	342.8	743.4

Deferred tax liabilities:
Property, plant and equipment	(34.4)	(20.1)
Outside basis differences on held for sale assets	—	(367.8)
Intangibles	(708.7)	(813.4)
Investment in partnership	(91.5)	—
Unrealized gains	(5.7)	—
Investments	—	(39.2)
Redemption of long term debt	(8.4)	(10.2)
Other	(5.3)	(20.4)
Total deferred tax liabilities	(854.0)	(1,271.1)
Net deferred tax liability	$(511.2)	$(527.7)
Reported as:
Deferred tax assets	$20.2	$18.3
Deferred tax liabilities	531.4	546.0
In accordance with ASC Topic 740, the Company establishes valuation allowances for deferred tax assets that, in its judgment, are not more-likely-than-not realizable. These judgments are based on projections of future income, including tax-planning strategies, by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact the accuracy of these projections. In accordance with ASC Topic 740, during each reporting period, the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowances are appropriate. As a result of this assessment, for Fiscal 2017, 2016 and 2015, the Company had a net charge (release) of valuation allowance to earnings totaling $79.6, $(45.7) and $190.8, respectively, as more fully described below.
HRG
HRG’s valuation allowance at September 30, 2017 and 2016 totaled $703.2 and $313.1, respectively (inclusive of $58.1 and $48.8, respectively, attributable to FGL’s non-life subsidiaries). During Fiscal 2017, HRG increased its net valuation allowance for deferred tax assets by $390.1, of which $352.7 was due to the reversal of the previously recorded deferred tax liability and deferred tax asset valuation allowance reduction related to the FGL Merger (discussed below), as a result of the Company’s current intent to exercise the 338 Tax Election related to the FGL Merger. See Note 1, Basis of Presentation and Nature of Operations and Note 5, Divestitures for additional information about the FGL Merger. As a result, U.S. Federal NOL and capital loss carryforwards attributable to FGL non-life subsidiaries is expected to be retained by HRG after the completion of the FGL Merger. Additionally, HRG increased its valuation allowance for deferred tax assets by $36.5 as a result of recognizing a deferred tax asset during Fiscal 2017 on HRG’s investment in Front Street. During Fiscal 2016, HRG decreased its net valuation allowance for deferred tax assets by $281.4, of which $352.7 was primarily related to the reversal of valuation allowance against certain U.S. federal net deferred tax assets as a result of recognizing a deferred tax liability on HRG’s investment in FGL, which resulted from classifying the Company’s ownership interest in FGL as held for sale, and was included in “Net income (loss) from discontinued operations”. Partially offset by an increase of $145.3, which was allocated to accumulated other comprehensive income consistent with the source of taxable income available for realization. Included in the net decrease in valuation allowance was an increase of $89.5, which resulted from the tax effect related to Fiscal 2016 losses from the Corporate and Other segment. During Fiscal 2015, HRG increased its valuation allowance for deferred tax assets by $309.0, of which $248.6 was related to an increase in valuation allowance against U.S. net deferred taxes and $60.4 was related to an increase in valuation allowance against state net deferred taxes.

At September 30, 2017 and 2016, HRG had approximately $1,524.3 and $1,304.1, respectively, of gross U.S. Federal NOL carryforwards (inclusive of $151.1 and $133.6, respectively, attributable to FGL’s non-life subsidiaries), which, if unused, will expire in tax years ending December 31, 2028 through 2037. HRG had approximately $315.9 and $322.4 of gross U.S. federal capital loss carryforwards (inclusive of $15.0 and $6.0, respectively, attributable to FGL’s non-life subsidiaries) at September 30, 2017 and 2016, respectively, which, if unused, will expire in tax years ended December 31, 2017 through 2022. At September 30, 2016, HRG had approximately $93.9 of tax benefits related to U.S. state NOL carryforwards, which decreased to $0.0 at September 30, 2017 due to HRG applying a 0% state apportionment factor.
The majority of NOL, capital loss and tax credit carryforwards of HRG was historically subject to valuation allowances, as HRG concluded that all or a portion of the related tax benefits are not more-likely-than-not to be realized. Approximately $395.0 of gross U.S. Federal NOL, and capital loss carryforwards of HRG are subject to limitations under Sections 382 and 383 of IRC. Such limitations resulted from ownership changes of more than 50 percentage points over a three-year period. HRG has considered the impact of the 2013 Section 382 ownership change and the related limitations in assessing its need for a valuation allowance. There has been no further ownership change since the September 30, 2013 ownership change.
Spectrum Brands
To the extent necessary, Spectrum Brands intends to utilize earnings of foreign subsidiaries in order to support the plans of the Spectrum Brands management to voluntarily accelerate pay down of U.S. debt, fund distributions to its shareholders, fund U.S. acquisitions and satisfy ongoing U.S. operational cash flow requirements. Spectrum Brands annually estimates the available earnings, permanent reinvestment classification and the availability of and Spectrum Brands management’s intent to use alternative mechanisms for repatriation for each jurisdiction in which Spectrum Brands does business. Accordingly, Spectrum Brands is providing residual U.S. and foreign deferred taxes on these earnings to the extent they cannot be repatriated in a tax-free manner.
During Fiscal 2017, Spectrum Brands concluded that sufficient evidence existed that substantially all of its non-US subsidiaries had invested or would invest their respective undistributed earnings indefinitely or that the earnings would be remitted in a tax-free manner. As a result, Spectrum Brands recognized approximately $33.4 in tax benefit for reducing the deferred tax liability on those earnings that had been established in prior years. Spectrum Brands provided residual tax expense of $5.7 on earnings deemed to be repatriated under U.S. tax law for Fiscal 2017. The tax benefit was recognized as an addition to NOL and credit carryforwards deferred tax assets.
During Fiscal 2016, Spectrum Brands provided $33.7 of residual taxes on undistributed foreign earnings and $3.0 in tax expense on earnings deemed to be repatriated under subpart F of the U.S. tax law. The residual domestic taxes from foreign earnings were recognized as a reduction to NOL and credit carryforwards deferred tax assets.
During Fiscal 2015, Spectrum Brands recognized $23.3 of deferred tax assets related to its investment in one of its foreign subsidiaries because it was expected to reverse in the foreseeable future. The deferred tax asset reversed during Fiscal 2016. Spectrum Brands also recorded a $14.4 reduction in its NOL deferred tax assets, with a corresponding reduction in the valuation allowance, to reflect losses used as a result of prior year adjustments.
Remaining undistributed earnings of Spectrum Brands’ foreign operations were $302.5 at September 30, 2017, and are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on those earnings. If at some future date these earnings cease to be permanently invested, Spectrum Brands may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts, which cannot be reasonably estimated at this time.
At September 30, 2017, Spectrum Brands had U.S. federal NOL carryforwards of $703.5 with a federal tax benefit of $246.2, tax benefits related to state NOLs of $70.8 and capital loss carryforwards of $19.8 with a federal and state tax benefit of $7.5. Spectrum Brands has an additional $4.3 of federal and state NOLs for which benefits will be recorded to additional paid-in capital when those carryforwards are used. These NOLs expire through years ending in 2037. As of September 30, 2017, Spectrum Brands had foreign NOLs of $169.2 and tax benefits of $47.4, which will expire beginning in Fiscal 2018. Certain of the foreign NOLs have indefinite carryforward periods. Spectrum Brands is subject to an annual limitation on the use of its NOL carryforwards that arose prior to its emergence from bankruptcy in the fiscal year ended September 30, 2009. Spectrum Brands has had multiple changes of ownership, as defined under IRC Section 382 of the Internal Revenue Code of 1986 as amended, that limits the utilization of Spectrum Brands’ U.S. federal and state NOLs and other tax attributes. The annual limitation is based on a number of factors, including the value of the Spectrum Brands’ stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change, and the effects of subsequent ownership changes (as defined for tax purposes), if any. In addition, separate return year limitations apply to limit Spectrum Brands’ utilization of the acquired Russell Hobbs U.S. federal and state NOLs to future income of the Russell Hobbs subgroup. Due to these limitations, Spectrum Brands estimates, as of September 30, 2017, that $468.9 of U.S. federal NOLs with a federal tax benefit of $164.1 and $16.7 of the tax benefit related to state NOLs will expire unused even if Spectrum Brands generates sufficient income to otherwise use all of its NOLs. Spectrum Brands also projects, as of September 30, 2017, that $45.7 of tax benefits related to its foreign NOLs will not be used. Spectrum Brands has provided a full valuation allowance against these deferred tax assets.

The ultimate realization of the deferred tax assets depends on the ability of Spectrum Brands to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
Spectrum Brands has earned pretax profits in the U.S. each of the last three years. Large, profitable U.S. businesses were acquired in Fiscal 2015 and Fiscal 2013, and Spectrum Brands debt levels and blended interest rates have decreased over time. The combination of U.S. operating results and the changes in Spectrum Brands U.S. operating profile led Spectrum Brands to conclude during Fiscal 2016 that it is more-likely-than-not its U.S. deferred tax assets will be used to reduce taxable income, except for tax attributes subject to ownership change limitations, capital losses, and certain state operating losses and credits that will expire unused.
Spectrum Brands released $111.1 of domestic valuation allowance during Fiscal 2016. Approximately $25.1 of the domestic valuation allowance released by Spectrum Brands resulted from additional deferred tax assets created by the adoption of ASU No. 2016-09, effective as of October 1, 2015. In December 2015, the Company received a ruling from the Internal Revenue Service (“IRS”) which resulted in $87.8 of U.S. NOLs being restored and a release of $16.2 of domestic valuation allowance from additional deferred tax assets created by the IRS ruling. Spectrum Brands recorded tax expense of $14.7 related to additional valuation allowance on state NOLs during Fiscal 2017.
As of September 30, 2017, Spectrum Brands’ valuation allowance was $266.2, of which $217.1 was related to U.S. net deferred tax assets and $49.1 was related to foreign net deferred tax assets. As of September 30, 2016, Spectrum Brands’ valuation allowance was $245.7, of which $203.7 was related to U.S. net deferred tax assets and $42.0 was related to foreign net deferred tax assets. During Fiscal 2017, Spectrum Brands increased its valuation allowance for deferred tax assets by $20.5, of which $13.4 was related to an increase in valuation allowance against U.S. net deferred tax assets and $7.1 related to an increase in the valuation allowance against foreign net deferred tax assets. During Fiscal 2016, Spectrum Brands decreased its valuation allowance for deferred tax assets by $59.7, of which $65.0 related to a decrease in valuation allowance against U.S. net deferred tax assets and $5.3 related to an increase in the valuation allowance against foreign net deferred tax assets. During Fiscal 2015, Spectrum Brands recorded valuation allowances of $17.0 against the deferred tax assets of various Latin America entities as it is more-likely-than-not that Spectrum Brands will not obtain tax benefits from these assets.
Uncertain Tax Positions
The total amount of unrecognized tax benefits (“UTBs”) at September 30, 2017 and 2016 were $34.6 and $47.4, respectively. If recognized in the future, $34.6 of UTBs would impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2017 and 2016, the Company’s accrued balances of interest and penalties on uncertain tax positions totaled $3.3 and $3.2, respectively. For Fiscal 2017, 2016 and 2015, interest and penalties increased income tax expense by $0.1, $0.4 and $0.9, respectively.
HRG files U.S. federal consolidated and state and local combined and separate income tax returns. HRG’s federal consolidated and state combined income tax returns include FGL’s non-life subsidiaries and do not include Spectrum Brands, Front Street, or FGL’s life insurance subsidiaries, each of which files their own respective consolidated federal, and combined and separate state and local income tax returns.
The Company believes its UTBs for uncertain tax positions are adequate, consistent with the principles of ASC Topic 740. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its UTBs based on new information or developments.
The following table summarizes changes to the Company’s UTB reserves, excluding related interest and penalties:

	Fiscal
	2017	2016	2015
Unrecognized tax benefits at beginning of year	$47.4	$14.1	$11.3
Gross increase — tax positions in prior period	6.7	29.9	4.1
Gross decrease — tax positions in prior period	(0.5)	(0.4)	(1.9)
Gross increase — tax positions in current period	4.2	4.4	1.8
Settlements	(22.9)	(0.6)	(0.9)
Lapse of statutes of limitations	(0.3)	—	(0.3)
Unrecognized tax benefits at end of year	$34.6	$47.4	$14.1
The decrease in UTB for Fiscal 2017 was related to Spectrum Brands and included a reduction of $22.9 from an unfavorable court ruling regarding the German tax treatment of certain assets as amortizable. The reduction did not impact income tax expense for Fiscal 2017 since Spectrum Brands also reduced the corresponding income tax receivable. Spectrum Brands continues to maintain tax contingency reserves for certain portions of this case that are still under review.
The increase in UTB for Fiscal 2016 was related to Spectrum Brands and included a $25.5 expense to record a tax contingency reserve for the amortizing tax exposure subject to the German Federal Court ruling received in Fiscal 2017. During Fiscal 2016, a local court had ruled against Spectrum Brands’ characterization of certain assets as amortizable under Germany tax law.

The IRS completed an audit of HRG’s 2013 federal consolidated tax return in February 2017 and agreed to a $37.0 adjustment to increase the NOL carryforwards. HRG received the final closing letter in February 2017.
Additionally, HRG also finalized its New York State audit with the New York State Department of Taxation and Finance for tax years ended December 31, 2011 through 2013. The New York City tax return for years ended December 31, 2011 through 2013 are currently under audit and are awaiting resolution from New York State.
Spectrum Brands files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. Spectrum Brand’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including Spectrum Brands’ fiscal year ended September 30, 2013 are closed. However, the federal NOLs from Spectrum Brands’ fiscal years ended September 30, 2013 and prior are subject to IRS examination until the year that such NOL carryforwards are utilized and those years are closed for audit. Filings in various U.S. state and local jurisdictions are also subject to audit and to date, no significant audit matters have arisen. At September 30, 2017, certain of the Spectrum Brands’ legal entities were undergoing income tax audits. Spectrum Brands cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next twelve months some portion of previously unrecognized tax benefits could be recognized.

(19) Related Party Transactions
In November 2012, the Company had entered a reciprocal services agreement (the “Services Agreement”) with Harbinger Capital Partners LLC and certain of its affiliated funds (“HCP”), which was at that time the beneficial owner of more than 10% of the outstanding shares of common stock of HRG, with respect to the provision of services that may include providing office space and operational support and each party making available their respective employees to provide services as reasonably requested by the other party, subject to any limitations contained in applicable employment agreements and the terms of the Services Agreement. The Services Agreement was terminated effective as of March 1, 2015. The Company recognized $3.3 of expenses under this Service Agreement with respect to Fiscal 2015 and no other payments since that date.
On November 25, 2014, the Company and Mr. Falcone, who was at that time through HCP the beneficial owner of more than 10% of the outstanding shares of common stock of HRG, entered into a Separation and General Release Agreement (the “Separation Agreement”) pursuant to which, in connection with his resignation from HRG, Mr. Falcone was paid $20.5 as a one-time payment, $16.5, which constituted the unpaid portion of Mr. Falcone’s Fiscal 2014 annual bonus (in cash, rather than a combination of cash and equity) and $3.3 which constituted a pro-rata bonus for Fiscal 2015 (in cash, rather than a combination of cash and equity) for service through December 1, 2014 based on anticipated results. Mr. Falcone’s warrant was amended to provide for their continued vesting, in accordance with their prior vesting schedule, as if Mr. Falcone remained employed with the Company through each applicable vesting date. In exchange, Mr. Falcone executed a general release of claims in favor of the Company and agreed to various restrictive covenants, including covenants relating to non-competition, non-solicitation, non-disparagement, confidentiality, and further cooperation.
During Fiscal 2015, Jefferies LLC (“Jefferies”), a wholly owned subsidiary of Leucadia National Corporation (“Leucadia”), which through subsidiaries beneficially owns more than 10% of the Company’s outstanding shares of Common Stock, acted as an initial purchaser for the Company’s issuance of senior notes. In HRG’s offering of 7.875% Notes and 7.75% Notes, Jefferies received $0.7 and $0.3, respectively, in discounts and commissions as a participating initial purchaser.
In May 2015, Spectrum Brands made an offering of $1,000.0 of its 5.75% Notes, whereby Jefferies received aggregate discounts and commissions paid by Spectrum Brands of approximately $2.6 as a participating initial purchaser. Jefferies also received aggregate discounts and commissions of approximately $1.5 as a participating underwriter in Spectrum Brands’ $575.0 offering of common stock in May 2015. In addition, Jefferies was one of the financing institutions that committed to provide “back stop” bridge facilities in an aggregate amount of $1,500.0 in connection with the financing of the AAG acquisition and received aggregate fees paid by Spectrum Brands of approximately $2.1. In Fiscal 2016, Jefferies acted as one of the initial purchasers of Spectrum Brands’ offering of €425.0 of its 4.00% Notes due 2026, for which Jefferies received $0.3 in discounts, commissions and reimbursements of expenses.
On September 25, 2015, CorAmerica assigned its interests under certain purchase agreements regarding outlet center developments to entities and accounts related to Fortress Investment Group LLC (“Fortress”), which, through affiliates, had acquired interests greater than 10% ownership in the Company as of September 30, 2016. The aggregate consideration for such assignment included a $0.4 fee.
On October 7, 2015, FGL entered into an Engagement Letter with Jefferies pursuant to which Jefferies agreed (on a non-exclusive basis) to provide financial advisory services to FGL in connection with a transaction involving a merger or other similar transaction with respect to at least a majority of the capital stock of FGL. HRG was also a party to the Engagement Letter. Under the Engagement Letter, Jefferies is entitled to receive a fee which represents a percentage of the value of the transaction, plus reimbursement for all reasonable out-of-pocket expenses incurred by Jefferies in connection with their engagement. FGL has also agreed to indemnify Jefferies for certain liabilities in connection with their engagement. HRG is required to reimburse FGL for compensation paid by FGL to Jefferies under certain circumstances. Specifically, if compensation to Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG (and not other stockholders of

FGL), HRG will reimburse FGL for the full amount of such compensation. If compensation to Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG and a disposition of not more than 50% of the shares of FGL held by stockholders of FGL other than HRG, HRG will reimburse FGL for its pro rata portion of such compensation (based on its relative number of shares compared to those held by stockholders of FGL other than HRG). On May 8, 2017, the parties executed an amendment to extend the term of the Engagement Letter.
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
FGL has invested in CLO securities issued by Fortress Credit Opportunities III CLO LP (“FCO III”) and also invested in securities issued by Fortress Credit BSL Limited (“Fortress BSL”). The parent of both FCO III and Fortress BSL is Fortress, which had acquired interests greater than 10% ownership in HRG as of September 30, 2016. Such CLOs had an aggregate total carrying value of $176.3 and $227.5 as of September 30, 2017 and 2016, respectively. The Company’s net investment income from such securities was $11.6, $11.0 and $9.5 for the Fiscal 2017, 2016 and 2015, respectively, and was included in “Income (loss) from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations.
On October 16, 2017, the Company entered into an engagement letter with Jefferies pursuant to which Jefferies agreed to act as co-advisor to the Company (with the other co-advisors acting as lead financial advisor to the Company) with respect to the Company’s review of strategic alternatives. Under this engagement letter, Jefferies is entitled to receive up to a $3.0 transaction fee, which may be increased by another $1.0 at the sole discretion of the Company, and reimbursement for all reasonable out of pocket expenses incurred by Jefferies in connection therewith. In addition, the Company has agreed to indemnify Jefferies for certain liabilities in connection with such engagement.

(20) Stock-based Compensation
The Company recognized consolidated stock-based compensation expense of $62.4, $78.0 and $72.6 during Fiscal 2017, 2016 and 2015, respectively. Stock-based compensation expense is principally included in “Selling, acquisition, operating and general expenses” in the accompanying Consolidated Statements of Operations.
A summary of stock option awards outstanding as of September 30, 2017 and related activity during the year then ended are as follows (option amounts in thousands):

	HRG
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2016	4,231	$9.48	$3.80
Granted	318	15.39	5.96
Exercised	(573)	11.28	4.48
Stock options outstanding at September 30, 2017	3,976	9.69	3.88
Stock options vested and exercisable at September 30, 2017	3,580	9.12	3.67
Stock options outstanding and expected to vest	3,976	9.69	3.88
A summary of restricted stock awards, restricted stock units and performance restricted stock units outstanding as of September 30, 2017 and related activity during the year then ended, under HRG and Spectrum Brands are as follows (share and unit amounts in thousands):

	HRG
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock outstanding at September 30, 2016	1,975	$12.74
Granted	25	15.71
Exercised / Released	(1,857)	12.73
Nonvested restricted stock outstanding at September 30, 2017	143	13.36

	HRG		Spectrum Brands
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2016	42	$12.33	577	$94.97
Granted	—	—	697	127.00
Vested/Exercised	(42)	12.33	(501)	109.03
Forfeited or Expired	—	—	(12)	118.89
Restricted stock units outstanding at September 30, 2017	—	—	761	114.67
A summary of warrants outstanding as of September 30, 2017 and related activity during the year then ended, under HRG’s incentive plan are as follows (unit amounts in thousands):

	HRG
Warrants	Units	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Warrants outstanding at September 30, 2016	1,200	$13.13	$3.22
Exercised	(600)	13.13	3.22
Warrants outstanding at September 30, 2017	600	13.13	3.22
Warrants outstanding and expected to vest	600	13.13	3.22
A summary of time-based and performance-based grants as of September 30, 2017 and related activity during the year then ended, under HRG and Spectrum Brands are as follows (share amounts in thousands):

	HRG			Spectrum Brands
Time-based grants	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Stock option awards	318	$5.96	$1.9	—	$—	$—
Restricted stock awards	25	15.71	0.4	—	—	—
Restricted stock units	—	—	—	296	133.05	39.4
Total time-based grants	343		$2.3	296		$39.4

	Spectrum Brands
Performance-based grants	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Vesting in less than 12 months	1	$137.54	$0.1
Vesting in 12 to 24 months	106	122.65	13.0
Vesting in more than 24 months	294	122.43	36.0
Total performance-based grants	401	122.39	$49.1
Additional Disclosures
On September 15, 2011, the Company’s stockholders approved the HRG Group, Inc. 2011 Omnibus Equity Award Plan (formerly, Harbinger Group Inc. 2011 Omnibus Equity Award Plan, as amended (the “2011 HRG Plan”)). The 2011 HRG Plan provides for the issuance of stock options or stock appreciation rights (“SARs”) for up to 17 million shares of common stock. Such authorization was increased by 7 million shares upon the approval of an amendment to the 2011 Plan by HRG’s shareholders at the annual meeting held on May 30, 2015. Further, at that meeting, HRG’s shareholders approved the adoption of the Harbinger Group Inc. 2014 Warrant Award Plan, authorizing the issuance of 3 million warrants on HRG common stock to HRG’s former Chief Executive Officer, Mr. Philip Falcone, representing the right to purchase approximately 3 million shares of HRG’s common stock, at an exercise price of $13.13 per share. A portion of the warrants, representing 600 thousand shares, vested immediately upon approval of the grant, and the remainder would vest over a period of 4 years. The estimated grant date fair value of this award was $9.6. The 2011 HRG Plan prohibits granting stock options with exercise prices and SARs with grant prices lower than the fair market value of the common stock on the date of grant, except in connection with the issuance or assumption of awards in connection with certain mergers, consolidations, acquisitions of property or stock or reorganizations. As of September 30, 2017, 8,721 thousand shares were available for issuance under the 2011 HRG Plan.

During Fiscal 2017, stock option awards and restricted stock awards with a total fair value of $30.4 vested. The total intrinsic value of share options exercised during Fiscal 2017 was $3.2, for which HRG received cash of $6.5 in settlement.
Under HRG’s executive compensation plan for Fiscal 2017, executives will be paid in cash. In addition, at the discretion of the Board, executives may from time to time be granted stock, stock options, and shares of restricted stock.
As of September 30, 2017, HRG had $1.1 of total unrecognized compensation cost related to unvested share-based compensation agreements previously granted, which is expected to be recognized over a weighted-average period of 1.27 years.
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
The following assumptions were used in the determination of these grant date fair values for options awarded using the Black-Scholes option pricing model:

	2017	2016	2015
Risk-free interest rate	1.80% to 2.25%	1.65% to 1.74%	1.57% to 1.87%
Assumed dividend yield	—%	—%	—%
Expected option term	5.0 to 6.5 years	5.0 to 5.5 years	5.0 to 6.5 years
Volatility	35.1% to 37.5%	37.4% to 37.9%	36.3% to 39.0%
The weighted-average remaining contractual term of HRG’s outstanding stock option awards and warrants at September 30, 2017, was 4.19 years.
On April 14, 2017, Mr. Asali ceased his employment with the Company and resigned from the Board of Directors of the Company and its subsidiaries. For Fiscal 2017, Mr. Asali received a cash bonus of $3.0 on March 31, 2017, and Mr. Asali’s options and restricted stock that were scheduled to vest and settle on November 29, 2017 vested and settled on March 31, 2017.
On October 21, 2010, Spectrum Brands’ board of directors adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”). The 2011 Plan has been subsequently amended to increase the shares issuable to 7,127 thousand shares of common stock of Spectrum Brands, net of cancellations.
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
The total market value Spectrum Brands’ restricted stock units on the dates of the grants was approximately $88.5. The remaining unrecognized pre-tax compensation cost related to restricted stock units at September 30, 2017 was $20.9.
In addition to restricted stock units, Spectrum Brands also provides for a portion of its annual incentive compensation plan to be paid in its common stock, in lieu of cash payment, and is considered a liability plan. Total share based compensation expense associated with the annual management incentive compensation plan was $17.0, $10.0 and $10.0 for Fiscal 2017, 2016 and 2015, respectively.

(21) Commitments and Contingencies
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

Environmental. Spectrum Brands has provided for the estimated costs of $4.4 as of September 30, 2017 and 2016 associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of Spectrum Brands.
Product Liability. Spectrum Brands may be named as a defendant in lawsuits involving product liability claims. Spectrum Brands has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of September 30, 2017 and 2016, Spectrum Brands recognized $7.1 and $8.0 in product liability accruals, respectively, included in “Accounts payable and other current liabilities” in the accompanying Consolidated Balance Sheets. Spectrum Brands believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of Spectrum Brands.
Product Warranty. Spectrum Brands recognizes an estimated liability for standard warranty on certain products when revenue on the sale of the warranted products is recognized. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. Spectrum Brands recognized $6.8 and $7.5 of warranty accruals as of September 30, 2017 and 2016, respectively, included in “Accounts payable and other current liabilities” in the accompanying Consolidated Balance Sheets.
Product Safety Recall. On June 10, 2017, Spectrum Brands initiated a voluntary safety recall of various rawhide chew products for dogs sold by Spectrum Brands due to possible chemical contamination. As a result, during Fiscal 2017, Spectrum Brands recognized a loss related to the recall of $35.8, which comprised of inventory write-offs of $15.0 for inventory at our distribution centers and production facilities that were either disposed or to be disposed, customer losses of $7.1 for returned or disposed product held by our customers, and $13.7 of incremental costs to dispose of product and operational expenses incurred during a temporary shutdown of production facilities. Spectrum Brands suspended production at facilities impacted by the product safety recall, completed a comprehensive manufacturing review and subsequently recommenced production during the fourth quarter of Fiscal 2017. The amounts for customer losses reflect the cost of the affected products returned to or replaced by Spectrum Brands and the expected cost to reimburse customers for costs incurred by them related to the recall. The incremental costs incurred directly by Spectrum Brands do not include lost earnings associated with interruption of production at Spectrum Brands’ facilities, or the costs to put into place corrective and preventative actions at those facilities. As of September 30, 2017, Spectrum Brands had an outstanding accrual of $5.8 associated with expected customer losses and disposal costs. Spectrum Brands’ estimates for losses related to the recall are provisional and were determined based on an assessment of information currently available and may be revised in subsequent periods as Spectrum Brands continues to work with its customers to substantiate claims received to date and any additional claims that may be received. There have been no lawsuits or claims filed against Spectrum Brands related to the recalled product.
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
FGL has assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At September 30, 2017, FGL had accrued $2.1 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $2.0.
FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (the “Death Master File”) and compliance with state claims practices regulation. Legislation requiring insurance companies to use the Death Master File to identify potential claims has been enacted in a number of states. As a result of these legislative and regulatory developments, in May 2012, FGL undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. In addition, FGL has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states and in some cases has challenged the audits including litigation against the Controller for the State of California which is subject to a stay and separate litigation against the Treasurer for the State of Illinois. FGL believes its current accrual will cover the reasonably estimated liability arising out of these developments, however costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to these matters.
On June 30, 2017, a putative class action complaint was filed against FGL in the United States District Court for the District of Maryland, captioned Brokerage Insurance Partners v. Fidelity & Guaranty Life Insurance Company, Fidelity & Guaranty Life,

FS Holdco II Ltd, and John Doe, No.17-cv-1815. The complaint alleges that FGL breached the terms of its agency agreement with Brokerage Insurance Partners (“BIP”) and other agents by changing certain compensation terms. The complaint asserts, among other causes of action, breach of contract, defamation, tortious interference with contract, negligent misrepresentation, and violating of the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The complaint seeks to certify a class composed of all persons who entered into an agreement with FGL to sell life insurance and who sold at least one life insurance policy between January 1, 2015 and January 1, 2017. The complaint seeks unspecified compensatory, consequential, and punitive damages in an amount not presently determinable, among other forms of relief. On September 1, 2017, FGL filed a counterclaim against BIP and John and Jane Does 1-10, asserting, among other causes of action, breach of contract, fraud, civil conspiracy and violations of RICO. As of the date of this report, FGL does not have sufficient information to determine whether it has exposure to any losses that would be either probable or reasonably estimable with respect to this matter.
On July 5, 2013, Plaintiff Eddie L. Cressy filed a putative class complaint captioned Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al. (“Cressy”) in the Superior Court of California, County of Los Angeles (the “LA Court”), Case No. BC-514340. The complaint was filed after the Plaintiff was unable to maintain an action in federal court. The complaint asserted, inter alia, that the Plaintiff and members of the putative class relied on defendants’ advice in purchasing allegedly unsuitable equity-indexed insurance policies.
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
On January 7, 2015, a putative class action complaint (“Ludwick Litigation”) was filed in the United States District Court, Western District of Missouri (the “District Court”), captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated (the “Plaintiff”) v. HRG, FGL Insurance, Raven Re, and Front Street Cayman (together, the “Defendants”). The complaint alleged violations of the RICO, requested injunctive and declaratory relief and sought unspecified compensatory damages for the putative class in an amount not presently determinable, treble damages, and other relief, and claims the Plaintiff overpaid for her annuity. On February 12, 2016, the District Court granted the Defendants’ joint motion to dismiss the Plaintiff’s claims. On March 3, 2016, the Plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit (the “Court of Appeals”). On April 13, 2017, the Court of Appeals affirmed the District Court’s decision to dismiss the Plaintiff’s claims. The Plaintiff’s time to seek discretionary review of this matter expired on July 12, 2017. As of the date of this report, FGL does not have sufficient information to determine whether FGL has exposure to any losses that would be either probable or reasonably estimable beyond the $1.8 expense incurred by FGL to date.
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
Unfunded Investment Commitments
FGL has unfunded investment commitments of $196.6 as of September 30, 2017 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years.

(22) Insurance Subsidiary - Financial Information
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
FGL’s principal insurance subsidiaries’ statutory financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of FGL’s wholly owned insurance subsidiaries were as follows:

	Subsidiary (state of domicile)(a)
	FGL Insurance (IA)	FGL NY Insurance (NY)
Statutory Net Income (Loss):
Year ended December 31, 2016	$20.9	$4.1
Year ended December 31, 2015	(52.9)	(1.2)
Year ended December 31, 2014	104.6	1.9

Statutory Capital and Surplus:
December 31, 2016	$1,323.0	$64.2
December 31, 2015	1,239.0	59.5
(a) FGL NY Insurance is a subsidiary of FGL Insurance, and the columns should not be added together.
The amount of statutory capital and surplus necessary to satisfy the applicable regulatory requirements is less than FGL Insurance’s and FGL NY Insurance’s respective statutory capital and surplus.
Life insurance companies are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. FGL monitors the RBC of its insurance subsidiaries. As of December 31, 2016 and 2015, each of FGL’s insurance subsidiaries had exceeded the minimum RBC requirements.
FGL’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2016, in accordance with applicable dividend restrictions, FGL Insurance could pay “ordinary” dividends of $132.3 to Fidelity & Guaranty Life Holdings, Inc. (“FGH”) in calendar year 2017 less any dividends paid during the immediately preceding 12 month period. In September 2017, FGL Insurance declared and paid an ordinary dividend of $25.0 to FGH. FGL Insurance did not declare or pay any other dividends to FGH during Fiscal 2016. Therefore, for the period of October 1 to December 31, 2017, FGL Insurance is able to declare ordinary dividends up to $107.3 with respect to its 2016 statutory results, subject to management’s discretion.
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge fixed index annuity (“FIA”) index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $0.1 and $46.8 increase to statutory capital and surplus at December 31, 2016 and 2015, respectively. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $805.8 to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which had the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practices have no impact on the Company’s consolidated financial statements which are prepared in accordance with U.S. GAAP.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $195.0 and $220.0 at December 31, 2016 and 2015, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $4.0 and $4.1 at December 31, 2016 and 2015, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus (deficit) would be $8.3 and $(13.7) as of December 31, 2016 and 2015, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility was collateralized by NAIC 1 rated fixed maturity securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with the issuer’s consent. FGL Insurance’s statutory carrying value of Raven Re at December 31, 2016 and 2015 was $207.3 and $210.3, respectively.
As of December 31, 2016, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC’s statutory accounting practices.

Securities held on deposit with various state regulatory authorities had a fair value of $19,765.4 and $18,074.6 at September 30, 2017 and 2016, respectively. FGL Insurance is domesticated in Iowa and under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the FGL Insurance’s legal reserve as prescribed by Iowa regulations.

(23) Segment and Geographic Data
The Company follows the accounting guidance which establishes standards for reporting information about operating segments in interim and annual financial statements. The Company’s reportable business segments are organized in a manner that reflects how HRG’s management views those business activities. Accordingly, the Company currently presents the results from its business operations in two reporting segments: (i) Consumer Products and (ii) Corporate and Other. Refer to Note 25, Consolidating Financial Information, for disclosure of total assets for each segment.
The Company’s Corporate and Other segment includes the Company’s ownership of Salus, NZCH, HGI Funding and HGI Energy. The following schedules present the Company’s segment information for Fiscal 2017, 2016 and 2015:

	Fiscal
	2017	2016	2015
Revenues:
Consumer Products	$5,007.4	$5,039.7	$4,690.4
Corporate and Other	1.1	8.9	63.4
Total revenues	$5,008.5	$5,048.6	$4,753.8

Depreciation and amortization:
Consumer Products	$198.7	$183.0	$170.0
Corporate and Other	0.6	0.7	1.0
Consolidated depreciation and amortization	$199.3	$183.7	$171.0

Operating income:
Consumer Products	$561.4	$656.3	$474.1
Corporate and Other and eliminations	(45.1)	(82.8)	(295.0)
Consolidated operating income	516.3	573.5	179.1
Interest expense	(360.1)	(402.5)	(407.8)
Gain on deconsolidation of subsidiary	—	—	38.5
Other (expense) income, net	(5.0)	4.8	10.1
Income (loss) from continuing operations before income taxes	151.2	175.8	(180.1)
Income tax expense	48.3	31.6	39.6
Net income (loss) from continuing operations	102.9	144.2	(219.7)
Income (loss) from discontinued operations, net of tax	170.3	(178.1)	(292.7)
Net income (loss)	273.2	(33.9)	(512.4)
Less: Net income attributable to noncontrolling interest	167.2	164.9	44.4
Net income (loss) attributable to controlling interest	$106.0	$(198.8)	$(556.8)

	Fiscal
	2017	2016	2015
Capital expenditures:
Consumer Products	$115.0	$95.2	$89.1
Corporate and Other	—	0.2	1.5
Consolidated capital expenditures	$115.0	$95.4	$90.6

	September 30,
	2017	2016
Total long-lived assets:
Consumer Products	$699.9	$542.1
Corporate and Other	0.8	1.3
Consolidated total long-lived assets	$700.7	$543.4

	Fiscal
	2017	2016	2015
Net change in cash due to continuing operating activities:
Consumer Products	$665.4	$615.0	$444.3
Corporate and Other	(185.7)	(187.6)	(151.8)
Consolidated net change in cash due to continuing operating activities	$479.7	$427.4	$292.5
The Company’s geographic data disclosures are as follows:
Net consumer product sales to external customers:

	Fiscal
	2017	2016	2015
United States	$3,215.2	$3,217.9	$2,907.9
Outside the United States	1,792.2	1,821.8	1,782.5
Consolidated net consumer product sales to external customers	$5,007.4	$5,039.7	$4,690.4
Long-lived assets:

	September 30,
	2017	2016
United States	$488.3	$323.4
Outside the United States	212.4	220.0
Consolidated long-lived assets	$700.7	$543.4

(24) Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (share amounts in thousands):

	Fiscal
	2017	2016	2015
Net loss from continuing operations attributable to controlling interest	$(20.6)	$(1.6)	$(242.1)
Net income (loss) from discontinued operations attributable to controlling interest	126.6	(197.2)	(314.7)
Net income (loss) attributable to controlling interest	$106.0	$(198.8)	$(556.8)

Weighted-average common shares outstanding - basic and diluted	199,990	198,374	198,142

Net income (loss) per common share attributable to controlling interest:
Basic loss from continuing operations	$(0.10)	$(0.01)	$(1.22)
Basic income (loss) from discontinued operations	0.63	(0.99)	(1.59)
Basic	$0.53	$(1.00)	$(2.81)

Diluted loss from continuing operations	$(0.10)	$(0.01)	$(1.22)
Diluted income (loss) from discontinued operations	0.63	(0.99)	(1.59)
Diluted	$0.53	$(1.00)	$(2.81)
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
The following were excluded from the calculation of “Diluted net loss per common share attributable to controlling interest” because the as-converted effect of the unvested restricted stock and stock units, stock options and warrants would have been anti-dilutive (share amounts in thousands):

	Fiscal
	2017	2016	2015
Unvested restricted stock and restricted stock units	466	1,914	2,667
Stock options	1,727	1,300	1,334
Anti-dilutive warrants	154	—	—

For Fiscal 2016 and Fiscal 2015, there were $1.2 and $1.8 outstanding warrants to purchase HRG common stock at an exercise price of $13.125 per share that were excluded from the calculation of “Diluted net (loss) income per common share attributable to controlling interest” because the exercise price per share was above the average stock price for Fiscal 2016 and Fiscal 2015, respectively.

(25) Consolidating Financial Information
The following schedules present the Company’s accompanying Consolidated Balance Sheets information at September 30, 2017 and 2016, and accompanying Consolidated Statements of Operations information for Fiscal 2017, 2016 and 2015. These schedules present the individual segments of the Company and their contribution to the Consolidated Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.
The Corporate and Other column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio and corporate long term debt, and the results of Salus and HGI Energy, as well as CorAmerica and FOH from their respective acquisition dates through the dates CorAmerica and FOH were deconsolidated. Reflected in Corporate and Other is also $67.4 of negative book value of HGI Asset Management Holdings LLC as of September 30, 2017, which is primarily attributable to historical loan losses incurred by Salus. The elimination adjustments are for intercompany assets and liabilities, adjustments to align segment accounting policies with the consolidated basis, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.
HRG Group, Inc. - Consolidating Balance Sheets Information

September 30, 2017	Consumer Products	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Assets:
Investments in subsidiaries and affiliates	$—	$2,631.7	$—	$(2,631.7)	$—
Cash and cash equivalents	168.2	101.9	—	—	270.1
Receivables, net	569.5	0.3	—	—	569.8
Inventories, net	775.5	—	—	—	775.5
Deferred tax assets	20.2	—	—	—	20.2
Property, plant and equipment, net	699.9	0.8	—	—	700.7
Goodwill	2,626.0	—	—	—	2,626.0
Intangibles, net	2,424.0	—	—	—	2,424.0
Other assets	136.4	0.8	—	—	137.2
Assets of businesses held for sale	—	—	28,326.2	—	28,326.2
Total assets	$7,419.7	$2,735.5	$28,326.2	$(2,631.7)	$35,849.7

Liabilities and Equity:
Debt	$3,840.7	$1,793.3	$—	$140.1	$5,774.1
Accounts payable and other current liabilities	1,076.7	38.3	—	0.6	1,115.6
Employee benefit obligations	83.3	4.2	—	—	87.5
Deferred tax liabilities	531.4	—	—	—	531.4
Other liabilities	40.9	2.6	—	—	43.5
Affiliated debt and payables	—	140.7	—	(140.7)	—
Liabilities of businesses held for sale	—	—	26,350.7	—	26,350.7
Total liabilities	5,573.0	1,979.1	26,350.7	—	33,902.8
Total shareholders’ equity	1,095.4	758.0	1,536.3	(2,631.7)	758.0
Noncontrolling interests	751.3	(1.6)	439.2	—	1,188.9
Total shareholders’ equity	1,846.7	756.4	1,975.5	(2,631.7)	1,946.9
Total liabilities and equity	$7,419.7	$2,735.5	$28,326.2	$(2,631.7)	$35,849.7

September 30, 2016	Consumer Products	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Assets:
Investment in subsidiaries and affiliates	$—	$2,405.3	$—	$(2,405.3)	$—
Cash and cash equivalents	275.3	189.9	—	—	465.2
Receivables, net	538.2	0.9	—	—	539.1
Inventories, net	740.6	—	—	—	740.6
Deferred tax assets	18.3	—	—	—	18.3
Property, plant and equipment, net	542.1	1.3	—	—	543.4
Goodwill	2,478.4	—	—	—	2,478.4
Intangibles, net	2,372.5	—	—	—	2,372.5
Other assets	103.7	34.6	—	—	138.3
Assets of businesses held for sale	—	—	26,284.3	—	26,284.3
Total assets	$7,069.1	$2,632.0	$26,284.3	$(2,405.3)	$33,580.1

Liabilities and Equity:
Debt	$3,620.2	$1,747.7	$—	$157.9	$5,525.8
Accounts payable and other current liabilities	931.6	51.6	—	—	983.2
Employee benefit obligations	120.2	5.2	—	—	125.4
Deferred tax liabilities	532.7	13.3	—	—	546.0
Other liabilities	20.4	8.3	—	—	28.7
Affiliated debt and payables	—	171.2	—	(171.2)	—
Liabilities of businesses held for sale	—	—	24,553.8	—	24,553.8
Total liabilities	5,225.1	1,997.3	24,553.8	(13.3)	31,762.9
Total shareholders’ equity	1,040.4	638.1	1,351.6	(2,392.0)	638.1
Noncontrolling interests	803.6	(3.4)	378.9	—	1,179.1
Total shareholders’ equity	1,844.0	634.7	1,730.5	(2,392.0)	1,817.2
Total liabilities and equity	$7,069.1	$2,632.0	$26,284.3	$(2,405.3)	$33,580.1

HRG Group, Inc. - Consolidating Statements of Operations Information

Fiscal 2017	Consumer Products	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Revenues:
Net sales	$5,007.4	$—	$—	$—	$5,007.4
Net investment income	—	1.1	—	—	1.1
Total revenues	5,007.4	1.1	—	—	5,008.5
Operating costs and expenses:
Cost of goods sold	3,132.6	—	—	—	3,132.6
Selling, acquisition, operating and general expenses	1,313.4	46.8	—	(0.6)	1,359.6
Total operating costs and expenses	4,446.0	46.8	—	(0.6)	4,492.2
Operating income	561.4	(45.7)	—	0.6	516.3
Equity in net income of subsidiaries	—	297.1	—	(297.1)	—
Interest expense	(211.1)	(148.3)	—	(0.7)	(360.1)
Affiliated interest income	—	11.4	—	(11.4)	—
Other (expense) income, net	(5.7)	0.7	—	—	(5.0)
Income (loss) from continuing operations before income taxes	344.6	115.2	—	(308.6)	151.2
Income tax expense	47.5	9.3	—	(8.5)	48.3
Net income (loss) from continuing operations	297.1	105.9	—	(300.1)	102.9
Income (loss) from discontinued operations, net of tax	—	—	170.3	—	170.3
Net income (loss)	297.1	105.9	170.3	(300.1)	273.2
Less: Net income attributable to noncontrolling interest	123.6	(0.1)	43.7	—	167.2
Net income (loss) attributable to controlling interest	$173.5	$106.0	$126.6	$(300.1)	$106.0

Fiscal 2016	Consumer Products	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Revenues:
Net sales	$5,039.7	$—	$—	$—	$5,039.7
Net investment income	—	8.9	—	—	8.9
Total revenues	5,039.7	8.9	—	—	5,048.6
Operating costs and expenses:
Cost of goods sold	3,119.8	—	—	—	3,119.8
Selling, acquisition, operating and general expenses	1,263.6	91.7	—	—	1,355.3
Total operating costs and expenses	4,383.4	91.7	—	—	4,475.1
Operating income	656.3	(82.8)	—	—	573.5
Equity in net income of subsidiaries	—	43.0	—	(43.0)	—
Interest expense	(250.0)	(144.3)	—	(8.2)	(402.5)
Affiliated interest expense	—	(12.2)	—	12.2	—
Other (expense) income, net	(8.6)	11.1	—	2.3	4.8
Income (loss) from continuing operations before income taxes	397.7	(185.2)	—	(36.7)	175.8
Income tax expense	40.0	18.9	—	(27.3)	31.6
Net income (loss) from continuing operations	357.7	(204.1)	—	(9.4)	144.2
Income (loss) from discontinued operations, net of tax	—	—	(178.1)	—	(178.1)
Net income (loss)	357.7	(204.1)	(178.1)	(9.4)	(33.9)
Less: Net income attributable to noncontrolling interest	151.1	(5.3)	19.1	—	164.9
Net income (loss) attributable to controlling interest	$206.6	$(198.8)	$(197.2)	$(9.4)	$(198.8)

Fiscal 2015	Consumer Products	Corporate and Other	Discontinued Operations	Eliminations and adjustments	Total
Revenues:
Net sales	$4,690.4	$42.7	$—	$—	$4,733.1
Net investment income	—	20.7	—	—	20.7
Total revenues	4,690.4	63.4	—	—	4,753.8
Operating costs and expenses:
Cost of goods sold	3,020.0	30.9	—	—	3,050.9
Selling, acquisition, operating and general expenses	1,196.3	327.5	—	—	1,523.8
Total operating costs and expenses	4,216.3	358.4	—	—	4,574.7
Operating income	474.1	(295.0)	—	—	179.1
Equity in net loss of subsidiaries	—	(232.4)	—	232.4	—
Interest expense	(271.9)	(125.9)	—	(10.0)	(407.8)
Affiliated interest expense	—	(29.6)	—	29.6	—
Gain on deconsolidation of subsidiary	—	38.5	—	—	38.5
Other (expense) income, net	(8.9)	29.8	—	(10.8)	10.1
Income (loss) from continuing operations before income taxes	193.3	(614.6)	—	241.2	(180.1)
Income tax expense	43.9	(17.5)	—	13.2	39.6
Net income (loss) from continuing operations	149.4	(597.1)	—	228.0	(219.7)
Income (loss) from discontinued operations, net of tax	—	—	(292.7)	—	(292.7)
Net income (loss)	149.4	(597.1)	(292.7)	228.0	(512.4)
Less: Net income attributable to noncontrolling interest	62.7	(40.3)	22.0	—	44.4
Net income (loss) attributable to controlling interest	$86.7	$(556.8)	$(314.7)	$228.0	$(556.8)

(26) Quarterly Results (Unaudited)

	Quarter Ended
	September 30,		June 30,		March 31,		December 31,
	2017	2016	2017	2016	2017	2016	2016	2015
Net sales	$1,321.8	$1,249.7	$1,303.9	$1,361.6	$1,169.9	$1,209.6	$1,211.8	$1,218.8
Total revenues	1,321.8	1,249.8	1,304.0	1,362.8	1,170.6	1,211.2	1,212.1	1,224.8
Net consumer and other product gross profit	496.3	485.7	473.3	530.7	455.2	462.8	450.0	440.7
Net income (loss) from continuing operations	49.1	(8.3)	32.1	92.5	11.3	35.8	10.4	24.2
Income (loss) from discontinued operations, net of tax	(25.1)	44.5	7.7	(185.5)	(62.7)	(19.9)	250.4	(17.2)
Net income (loss)	24.0	36.2	39.8	(93.0)	(51.4)	15.9	260.8	7.0
Net income (loss) attributable to controlling interest	(26.2)	(7.3)	2.1	(132.9)	(82.1)	(24.7)	212.2	(33.9)

Net income (loss) per common share attributable to controlling interest:
Basic loss from continuing operations	$0.05	$(0.23)	$(0.01)	$0.27	$(0.06)	$(0.02)	$(0.09)	$(0.04)
Basic income (loss) from discontinued operations	(0.18)	0.19	0.02	(0.94)	(0.35)	(0.11)	1.15	(0.13)
Basic	$(0.13)	$(0.04)	$0.01	$(0.67)	$(0.41)	$(0.13)	$1.06	$(0.17)

Diluted loss from continuing operations	$0.05	$(0.23)	$(0.01)	$0.27	$(0.06)	$(0.02)	$(0.09)	$(0.04)
Diluted income (loss) from discontinued operations	(0.18)	0.19	0.02	(0.93)	(0.35)	(0.11)	1.15	(0.13)
Diluted	$(0.13)	$(0.04)	$0.01	$(0.66)	$(0.41)	$(0.13)	$1.06	$(0.17)
As previously discussed in Note 1, Basis of Presentation and Nature of Operations, and Note 5, Divestitures, during the third quarter of Fiscal 2017, Front Street entered into the Front Street Purchase Agreement. As a result, Front Street was presented as discontinued operations in the accompanying Consolidated Statements of Operations. The impact of the adoption of classifying the results of operations of Front Street as discontinued operations and to the Company’s previously reported quarterly results for the quarters ended March 31, 2017 and 2016, and December 31, 2017 and 2016 is presented below.

	Quarter Ended March 31, 2017			Quarter Ended March 31, 2016
	Reported	Adjustment	As Revised	Reported	Adjustment	As Revised
Net sales	$1,169.9	$—	$1,169.9	$1,209.6	$—	$1,209.6
Total revenues	1,216.1	(45.5)	1,170.6	1,267.3	(56.1)	1,211.2
Net consumer and other product gross profit	455.2	—	455.2	462.8	—	462.8
Net income (loss) from continuing operations	3.0	8.3	11.3	63.5	(27.7)	35.8
Income (loss) from discontinued operations, net of tax	(54.4)	(8.3)	(62.7)	(47.6)	27.7	(19.9)
Net income (loss)	(51.4)	—	(51.4)	15.9	—	15.9
Net income (loss) attributable to controlling interest	(82.1)	—	(82.1)	(24.7)	—	(24.7)

Net income (loss) per common share attributable to controlling interest:
Basic loss from continuing operations	$(0.11)	$0.05	$(0.06)	$0.12	$(0.14)	$(0.02)
Basic income (loss) from discontinued operations	(0.30)	(0.05)	(0.35)	(0.24)	0.13	(0.11)
Basic	$(0.41)	$—	$(0.41)	$(0.12)	$(0.01)	$(0.13)

Diluted loss from continuing operations	$(0.11)	$0.05	$(0.06)	$0.12	$(0.14)	$(0.02)
Diluted income (loss) from discontinued operations	(0.30)	(0.05)	(0.35)	(0.24)	0.13	(0.11)
Diluted	$(0.41)	$—	$(0.41)	$(0.12)	$(0.01)	$(0.13)

	Quarter Ended December 31, 2016			Quarter Ended December 31, 2015
	Reported	Adjustment	As Revised	Reported	Adjustment	As Revised
Net sales	$1,211.8	$—	$1,211.8	$1,218.8	$—	$1,218.8
Total revenues	1,189.6	22.5	1,212.1	1,209.4	15.4	1,224.8
Net consumer and other product gross profit	450.0	—	450.0	440.7	—	440.7
Net income (loss) from continuing operations	2.0	8.4	10.4	9.5	14.7	24.2
Income (loss) from discontinued operations, net of tax	258.8	(8.4)	250.4	(2.5)	(14.7)	(17.2)
Net income (loss)	260.8	—	260.8	7.0	—	7.0
Net income (loss) attributable to controlling interest	212.2	—	212.2	(33.9)	—	(33.9)

Net income (loss) per common share attributable to controlling interest:
Basic loss from continuing operations	$(0.13)	$0.04	$(0.09)	$(0.11)	$0.07	$(0.04)
Basic income (loss) from discontinued operations	1.19	(0.04)	1.15	(0.06)	(0.07)	(0.13)
Basic	$1.06	$—	$1.06	$(0.17)	$—	$(0.17)

Diluted loss from continuing operations	$(0.13)	$0.04	$(0.09)	$(0.11)	$0.07	$(0.04)
Diluted income (loss) from discontinued operations	1.19	(0.04)	1.15	(0.06)	(0.07)	(0.13)
Diluted	$1.06	$—	$1.06	$(0.17)	$—	$(0.17)

SCHEDULE II
Condensed Financial Information of the Registrant
HRG GROUP, INC. (Registrant Only)
BALANCE SHEETS
(In millions)

	September 30,
	2017	2016
ASSETS
Cash and cash equivalents	$92.9	$170.9
Receivables, net	—	0.1
Total current assets	92.9	171.0
Investments in consolidated subsidiaries (a)	2,423.9	1,870.1
Advances to consolidated subsidiaries	0.2	9.6
Deferred tax assets	—	351.2
Properties, net	0.8	1.1
Other assets	0.5	0.6
Total assets	$2,518.3	$2,403.6
LIABILITIES AND EQUITY
Accounts payable	$0.8	$0.2
Accrued and other current liabilities	36.1	48.2
Total current liabilities	36.9	48.4
Long-term debt	1,718.3	1,711.2
Employee benefit obligations	4.2	5.2
Other liabilities	0.9	0.7
Total liabilities	1,760.3	1,765.5
Shareholders’ equity:
Common stock	2.0	2.0
Additional paid-in capital	1,372.9	1,447.1
Accumulated deficit	(925.9)	(1,031.9)
Accumulated other comprehensive income	309.0	220.9
Total shareholders’ equity	758.0	638.1
Total liabilities and equity	$2,518.3	$2,403.6
(a) Includes $1,536.3 and $1,351.6 at September 30, 2017 and 2016 related to the Company’s investment in the Insurance Operations, which were classified as businesses held for sale.
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
(continued)

HRG GROUP, INC. (Registrant Only)
STATEMENTS OF OPERATIONS
(In millions)

	Fiscal
	2017	2016	2015
Revenues	$—	$—	$—
Cost of revenues	—	—	—
Gross profit	—	—	—
Operating expenses:
General and administrative	40.4	50.7	100.2
Acquisition related charges	—	0.2	0.4
Total operating expenses	40.4	50.9	100.6
Operating loss	(40.4)	(50.9)	(100.6)
Other income (expense):
Equity in net income (loss) of subsidiaries (a)	497.8	(214.8)	(357.2)
Interest expense	(144.1)	(143.1)	(124.2)
Gain on contingent purchase price reduction	—	—	8.5
Other, net	1.3	2.0	15.2
Income (loss) before income taxes	314.6	(406.8)	(558.3)
Income tax expense (benefit) (b)	208.6	(208.0)	(1.5)
Net income (loss)	$106.0	$(198.8)	$(556.8)
(a) Includes $332.5, $(444.1), and $52.8 for Fiscal 2017, 2016 and 2015, respectively, related to the Company’s investments in the Insurance Operations and Compass, which were classified as discontinued operations.
(b) Fiscal 2016 includes income tax benefit of $206.2 related to classifying the Company’s ownership interest in FGL as held for sale. Fiscal 2017 includes income tax expense of $205.9 related to the Company’s current intent to exercise the 338 Tax Election related to the FGL Merger which resulted in the reversal of the income tax benefit recorded in Fiscal 2016, as discussed above.
See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
(continued)

HRG GROUP, INC. (Registrant Only)
STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$106.0	$(198.8)	$(556.8)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net (loss) income of subsidiaries	(497.8)	214.8	357.2
Dividends from subsidiaries	118.9	63.5	65.7
Depreciation of properties	0.3	0.3	0.5
Stock-based compensation	5.2	13.7	25.0
Amortization of debt issuance costs	6.1	2.7	4.4
Amortization of debt discount	1.0	3.3	1.8
Deferred income taxes	205.9	(205.8)	—
Gain on contingent purchase price reduction	—	—	(8.5)
Changes in operating assets and liabilities	(10.6)	(3.6)	29.0
Net change in cash due to operating activities	(65.0)	(109.9)	(81.7)
Cash flows from investing activities:
Capital contributions to consolidated subsidiaries	(3.1)	(2.9)	(406.4)
Capital expenditures	—	(0.1)	(1.2)
Net change in cash due to investing activities	(3.1)	(3.0)	(407.6)
Cash flows from financing activities:
Proceeds from senior secured notes	—	—	409.6
Debt issuance costs	—	—	(6.8)
Common stock repurchased	—	—	(22.1)
Share based award tax withholding payments	(16.4)	(17.8)	(18.3)
Other financing activities	6.5	4.4	4.1
Net change in cash due to financing activities	(9.9)	(13.4)	366.5
Net increase in cash and cash equivalents	(78.0)	(126.3)	(122.8)
Cash and cash equivalents at beginning of period	170.9	297.2	420.0
Cash and cash equivalents at end of period	$92.9	$170.9	$297.2
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

We have audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries (the Company) as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 16, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Milwaukee, Wisconsin
November 16, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Spectrum Brands Holdings, Inc.:

We have audited Spectrum Brands Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Spectrum Brands Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Spectrum Brands Holdings, Inc. and subsidiaries acquired PetMatrix LLC as well as assets consisting of the GloFish operations (GloFish) during 2017 and management excluded from its assessment of the effectiveness of Spectrum Brands Holdings, Inc.’s internal control over financial reporting as of September 30, 2017, the internal control over financial reporting for both PetMatrix LLC and GloFish associated with combined total assets of $309.3 million and combined total net sales of $28.1 million included in the consolidated financial statements of Spectrum Brands Holdings, Inc. and subsidiaries as of and for the year ended September 30, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of PetMatrix LLC and GloFish.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended September 30, 2017 and our report dated November 16, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Milwaukee, Wisconsin
November 16, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholder
SB/RH Holdings, LLC:

We have audited the accompanying consolidated statements of financial position of SB/RH Holdings, LLC and subsidiaries (the Company) as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the years in the three‑year period ended September 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SB/RH Holdings, LLC and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Milwaukee, Wisconsin
November 16, 2017

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Financial Position
September 30, 2017 and 2016
(in millions, except per share figures)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$168.2	$275.3
Trade receivables, net	526.1	482.6
Other receivables	43.4	55.6
Inventories	775.5	740.6
Prepaid expenses and other current assets	93.9	78.8
Total current assets	1,607.1	1,632.9
Property, plant and equipment, net	699.9	542.1
Deferred charges and other	62.7	43.2
Goodwill	2,626.0	2,478.4
Intangible assets, net	2,424.0	2,372.5
Total assets	$7,419.7	$7,069.1
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$36.7	$164.0
Accounts payable	727.6	580.1
Accrued wages and salaries	87.5	122.9
Accrued interest	48.6	39.3
Other current liabilities	213.0	189.3
Total current liabilities	1,113.4	1,095.6
Long-term debt, net of current portion	3,804.0	3,456.2
Deferred income taxes	531.4	532.7
Other long-term liabilities	124.2	140.6
Total liabilities	5,573.0	5,225.1
Commitments and contingencies (Note 18)
Shareholders' equity:
Common Stock, $0.01 par value: Authorized - 200.0 shares; Issued - 61.8 and 61.5 shares respectively; Outstanding - 57.6 and 59.4 shares, respectively.	0.6	0.6
Additional paid-in capital	2,145.3	2,073.6
Accumulated earnings	262.3	63.6
Accumulated other comprehensive loss, net of tax	(209.6)	(229.4)
Treasury stock, at cost	(360.7)	(108.3)
Total shareholders' equity	1,837.9	1,800.1
Noncontrolling interest	8.8	43.9
Total equity	1,846.7	1,844.0
Total liabilities and equity	$7,419.7	$7,069.1
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Income
Years ended September 30, 2017, 2016 and 2015
(in millions, except per share figures)

	2017	2016	2015
Net sales	$5,007.4	$5,039.7	$4,690.4
Cost of goods sold	3,114.3	3,119.3	3,018.0
Restructuring and related charges	18.3	0.5	2.1
Gross profit	1,874.8	1,919.9	1,670.3
Selling	781.2	776.6	720.7
General and administrative	391.3	372.3	338.8
Research and development	59.5	58.7	51.3
Acquisition and integration related charges	20.9	36.7	58.8
Restructuring and related charges	44.2	14.7	26.6
Write-off from impairment of intangible assets	16.3	4.7	—
Total operating expenses	1,313.4	1,263.7	1,196.2
Operating income	561.4	656.2	474.1
Interest expense	211.1	250.0	271.9
Other non-operating expense, net	5.7	8.6	8.9
Income from operations before income taxes	344.6	397.6	193.3
Income tax expense	47.5	40.0	43.9
Net income	297.1	357.6	149.4
Net income attributable to non-controlling interest	1.3	0.5	0.5
Net income attributable to controlling interest	$295.8	$357.1	$148.9
Earnings Per Share
Basic earnings per share	$5.04	$6.02	$2.68
Diluted earnings per share	5.02	5.99	2.66
Dividends per share	1.64	1.47	1.27
Weighted Average Shares Outstanding
Basic	58.6	59.3	55.6
Diluted	59.0	59.6	55.9
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
Years ended September 30, 2017, 2016 and 2015
(in millions)

	2017	2016	2015
Net income	$297.1	$357.6	$149.4
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net tax of $2.9, $2.3, and $0.0, respectively	29.1	(8.5)	(113.0)
Unrealized (loss) gain on hedging activity, net tax of $(13.3), $2.9 and $(3.0), respectively	(29.1)	7.1	(13.2)
Defined benefit pension gain (loss), net tax of $8.5, $(10.8) and $(0.5), respectively	19.6	(28.2)	(11.0)
Other comprehensive income (loss), net of tax	19.6	(29.6)	(137.2)
Comprehensive income	316.7	328.0	12.2
Comprehensive (loss) attributable to non-controlling interest	(0.2)	(0.3)	(0.2)
Comprehensive income attributable to controlling interest	$316.9	$328.3	$12.4
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Shareholders’ Equity
Years ended September 30, 2017, 2016 and 2015
(in millions)

					Accumulated
			Additional	Accumulated	Other		Total	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury	Shareholders'	controlling	Total
	Shares	Amount	Capital	(Deficit)	Loss	Stock	Equity	Interest	Equity
Balances at September 30, 2014	52.7	$0.5	$1,433.4	$(283.1)	$(63.1)	$(44.3)	$1,043.4	$43.4	$1,086.8
Net income	—	—	—	148.9	—	—	148.9	0.5	149.4
Other comprehensive loss, net of tax	—	—	—	—	(137.0)	—	(137.0)	(0.2)	(137.2)
Common stock issuance	6.5	0.1	585.9	—	—		586.0		586.0
Restricted stock issued and related tax withholdings	0.4	—	(15.4)	—	—	—	(15.4)	—	(15.4)
Share based compensation	—	—	29.7	—	—	—	29.7	—	29.7
Treasury stock purchases	(0.2)	—	—	—	—	(21.2)	(21.2)	—	(21.2)
Dividend declared	—	—	—	(71.3)	—	—	(71.3)	—	(71.3)
Balances at September 30, 2015	59.4	0.6	2,033.6	(205.5)	(200.1)	(65.5)	1,563.1	43.7	1,606.8
Net income	—	—	—	357.1	—	—	357.1	0.5	357.6
Other comprehensive loss, net of tax	—	—	—	—	(29.3)	—	(29.3)	(0.3)	(29.6)
Restricted stock issued and related tax withholdings	0.4	—	0.4	—	—	—	0.4	—	0.4
Share based compensation	—	—	39.6	—	—	—	39.6	—	39.6
Treasury stock purchases	(0.4)	—	—	—	—	(42.8)	(42.8)	—	(42.8)
Dividend declared	—	—	—	(88.0)	—	—	(88.0)	—	(88.0)
Balances as of September 30, 2016	59.4	0.6	2,073.6	63.6	(229.4)	(108.3)	1,800.1	43.9	1,844.0
Net income	—	—	—	295.8	—	—	295.8	1.3	297.1
Other comprehensive income (loss), net of tax	—	—	—	—	19.8	—	19.8	(0.2)	19.6
Purchase of non-controlling interest	—	—	23.8	—	—	—	23.8	(36.2)	(12.4)
Restricted stock issued and related tax withholdings	0.3	—	8.8	—	—	—	8.8	—	8.8
Share based compensation	—	—	39.1	—	—	—	39.1	—	39.1
Treasury stock purchases	(2.1)	—	—	—	—	(252.4)	(252.4)	—	(252.4)
Dividends declared	—	—	—	(97.1)	—	—	(97.1)	—	(97.1)
Balances as of September 30, 2017	57.6	$0.6	$2,145.3	$262.3	$(209.6)	$(360.7)	$1,837.9	$8.8	$1,846.7
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years ended September 30, 2017, 2016 and 2015
(in millions)

	2017	2016	2015
Cash flows from operating activities
Net income	$297.1	$357.6	$149.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198.7	183.0	170.0
Share based compensation	57.2	64.4	47.6
Amortization of debt issuance costs	7.3	11.6	12.6
Purchase accounting inventory adjustment	3.3	—	21.7
Write-off of unamortized discount on retired debt	0.2	—	1.7
Write-off for impairment of intangible assets	16.3	4.7	—
Pet safety recall inventory write-off	15.0	—	—
Write-off of debt issuance costs	2.3	5.8	11.2
Non-cash debt accretion	0.7	2.3	3.0
Deferred tax benefit	(4.9)	(25.5)	(4.6)
Net changes in operating assets and liabilities
Receivables	(10.4)	48.5	93.4
Inventories	(28.4)	40.2	(54.5)
Prepaid expenses and other current assets	(8.6)	(7.5)	(3.1)
Accounts payable and accrued liabilities	177.9	(34.9)	67.8
Other	(58.3)	(35.2)	(71.9)
Net cash provided by operating activities	665.4	615.0	444.3
Cash flows from investing activities
Purchases of property, plant and equipment	(115.0)	(95.2)	$(89.1)
Business acquisitions, net of cash acquired	(304.7)	—	(1,191.1)
Proceeds from sales of property, plant and equipment	4.6	1.0	1.4
Other investing activities	(1.5)	(4.2)	(0.9)
Net cash used by investing activities	(416.6)	(98.4)	(1,279.7)
Cash flows from financing activities
Proceeds from issuance of debt	265.6	485.0	3,281.4
Payment of debt	(232.6)	(819.5)	(2,793.1)
Payment of debt issuance costs	(5.9)	(9.3)	(38.1)
Payment of cash dividends	(96.2)	(87.2)	(70.7)
Treasury stock purchases	(252.5)	(42.8)	(21.2)
Purchase of non-controlling interest	(12.6)	—	—
Payment of contingent consideration	—	(3.2)	—
Share based tax withholding payments, net of proceeds upon vesting	(24.4)	(10.8)	(2.6)
Net proceeds from issuance of common stock	—	—	562.7
Net cash (used) provided by financing activities	(358.6)	(487.8)	918.4
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	0.4	—	(2.5)
Effect of exchange rate changes on cash and cash equivalents	3.1	(1.4)	(27.2)
Net (decrease) increase in cash and cash equivalents	(107.1)	27.4	53.3
Cash and cash equivalents, beginning of period	275.3	247.9	194.6
Cash and cash equivalents, end of period	$168.2	$275.3	$247.9
Supplemental disclosure of cash flow information
Cash paid for interest	$184.9	$238.3	$250.3
Cash paid for taxes	$37.5	$35.4	$54.4
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$151.7	$37.6	$4.1
Non cash financing activities
Issuance of shares through stock compensation plan	$54.5	$47.9	$49.8
Assumption of AAG Debt	$—	$—	$540.0
See accompany notes to the consolidated financial statements.

SB/RH Holdings, LLC
Consolidated Statements of Financial Position
September 30, 2017 and 2016
(in millions)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$168.2	$270.8
Trade receivables, net	526.1	482.6
Other receivables	42.7	55.6
Inventories	775.5	740.6
Prepaid expenses and other current assets	93.9	78.8
Total current assets	1,606.4	1,628.4
Property, plant and equipment, net	699.9	542.1
Deferred charges and other	47.6	32.1
Goodwill	2,626.0	2,478.4
Intangible assets, net	2,424.0	2,372.5
Total assets	$7,403.9	$7,053.5
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$36.7	$164.0
Accounts payable	727.6	580.1
Accrued wages and salaries	87.5	122.9
Accrued interest	48.6	39.3
Other current liabilities	208.5	188.3
Total current liabilities	1,108.9	1,094.6
Long-term debt, net of current portion	3,804.0	3,456.2
Deferred income taxes	531.4	532.7
Other long-term liabilities	124.2	140.6
Total liabilities	5,568.5	5,224.1
Commitments and contingencies (Note 18)
Shareholder's equity:
Other capital	2,079.0	2,000.9
Accumulated (deficit) earnings	(42.8)	8.1
Accumulated other comprehensive loss, net of tax	(209.6)	(229.4)
Total shareholder's equity	1,826.6	1,779.6
Noncontrolling interest	8.8	49.8
Total equity	1,835.4	1,829.4
Total liabilities and equity	$7,403.9	$7,053.5
See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Income
Years ended September 30, 2017, 2016 and 2015
(in millions)

	2017	2016	2015
Net sales	$5,007.4	$5,039.7	$4,690.4
Cost of goods sold	3,114.3	3,119.3	3,018.0
Restructuring and related charges	18.3	0.5	2.1
Gross profit	1,874.8	1,919.9	1,670.3
Selling	781.2	776.6	720.7
General and administrative	382.9	366.6	332.4
Research and development	59.5	58.7	51.3
Acquisition and integration related charges	20.9	36.7	58.8
Restructuring and related charges	44.2	14.7	26.6
Write-off from impairment of intangible assets	16.3	4.7	—
Total operating expenses	1,305.0	1,258.0	1,189.8
Operating income	569.8	661.9	480.5
Interest expense	211.5	250.0	271.9
Other non-operating expense, net	5.7	8.6	8.9
Income from operations before income taxes	352.6	403.3	199.7
Income tax expense	51.4	51.0	43.9
Net income	301.2	352.3	155.8
Net income attributable to non-controlling interest	1.3	0.4	0.4
Net income attributable to controlling interest	$299.9	$351.9	$155.4
See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Comprehensive Income
Years ended September 30, 2017, 2016 and 2015
(in millions)

	2017	2016	2015
Net income	$301.2	$352.3	$155.8
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net tax of $2.9, $2.3, and $0.0, respectively	29.1	(8.5)	(113.0)
Unrealized (loss) gain on hedging activity, net tax of $(13.3), $2.9 and $(3.0), respectively	(29.1)	7.1	(13.2)
Defined benefit pension gain (loss), net tax of $8.5, $(10.8) and $(0.5), respectively	19.6	(28.2)	(11.0)
Other comprehensive income (loss), net of tax	19.6	(29.6)	(137.2)
Comprehensive income	320.8	322.7	18.6
Comprehensive (loss) attributable to non-controlling interest	(0.2)	(0.3)	(0.2)
Comprehensive income attributable to controlling interest	$321.0	$323.0	$18.8
See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Shareholder’s Equity
Years ended September 30, 2017, 2016 and 2015
(in millions)

			Accumulated
		Accumulated	Other	Total	Non-
	Other	Earnings	Comprehensive	Shareholder's	controlling
	Capital	(Deficit)	(Loss)	Equity	Interest	Total Equity
Balances at September 30, 2014	$1,413.8	$(330.0)	$(63.1)	$1,020.7	$49.5	$1,070.2
Net income	—	155.4	—	155.4	0.4	155.8
Other comprehensive loss, net of tax	—	—	(137.0)	(137.0)	(0.2)	(137.2)
Contribution from parent	570.6	—	—	570.6	—	570.6
Restricted stock issued and related tax withholdings	(38.4)	—	—	(38.4)	—	(38.4)
Share based compensation	23.9	—	—	23.9	—	23.9
Dividends declared	—	(72.1)	—	(72.1)	—	(72.1)
Balances at September 30, 2015	1,969.9	(246.7)	(200.1)	1,523.1	49.7	1,572.8
Net income	—	351.9	—	351.9	0.4	352.3
Other comprehensive loss, net of tax	—	—	(29.3)	(29.3)	(0.3)	(29.6)
Contribution from parent	5.6	—	—	5.6	—	5.6
Restricted stock issued and related tax withholdings	(9.1)	—	—	(9.1)	—	(9.1)
Share based compensation	34.5	—	—	34.5	—	34.5
Dividends declared	—	(97.1)	—	(97.1)	—	(97.1)
Balances as of September 30, 2016	2,000.9	8.1	(229.4)	1,779.6	49.8	1,829.4
Net income	—	299.9	—	299.9	1.3	301.2
Other comprehensive income (loss), net of tax	—	—	19.8	19.8	(0.2)	19.6
Purchase of non-controlling interest	29.6	—	—	29.6	(42.1)	(12.5)
Restricted stock issued and related tax withholdings	12.2	—	—	12.2	—	12.2
Share based compensation	36.3	—	—	36.3	—	36.3
Dividends paid to parent	—	(350.8)	—	(350.8)	—	(350.8)
Balances as of September 30, 2017	$2,079.0	$(42.8)	$(209.6)	$1,826.6	$8.8	$1,835.4
See accompanying notes to the consolidated financial statements.

SB/RH Holdings, LLC
Consolidated Statements of Cash Flows
Years ended September 30, 2017, 2016 and 2015
(in millions)

	2017	2016	2015
Cash flows from operating activities
Net income	$301.2	$352.3	$155.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198.7	183.0	170.0
Share based compensation	54.4	59.3	41.8
Amortization of debt issuance costs	7.3	11.6	12.6
Purchase accounting inventory adjustment	3.3	—	21.7
Write-off of unamortized discount on retired debt	0.2	—	—
Write-off for impairment of intangible assets	16.3	4.7	—
Pet safety recall inventory write-off	15.0	—	1.7
Write-off of debt issuance costs	2.3	5.8	11.2
Non-cash debt accretion	0.7	2.3	3.0
Deferred tax benefit	(1.0)	(14.5)	(4.6)
Net changes in operating assets and liabilities
Receivables	(10.4)	48.5	93.4
Inventories	(28.4)	40.2	(54.5)
Prepaid expenses and other	(7.8)	(7.5)	(3.1)
Accounts payable and accrued liabilities	177.9	(34.9)	67.8
Other	(82.1)	(49.2)	(75.0)
Net cash provided by operating activities	647.6	601.6	441.8
Cash flows from investing activities
Purchases of property, plant and equipment	(115.0)	(95.2)	(89.1)
Business acquisitions, net of cash acquired	(304.7)	—	(1,191.1)
Proceeds from sales of property, plant and equipment	4.6	1.0	1.4
Other investing activities	(1.5)	(4.2)	(0.9)
Net cash used by investing activities	(416.6)	(98.4)	(1,279.7)
Cash flows from financing activities
Proceeds from issuance of debt	265.6	498.9	3,320.3
Payment of debt	(232.6)	(868.1)	(2,813.2)
Payment of debt issuance costs	(5.9)	(9.3)	(38.1)
Payment of cash dividends to parent	(350.8)	(97.2)	(72.1)
Purchase of non-controlling interest	(12.6)	—	—
Payment of contingent consideration	—	(3.2)	—
Share based tax withholding payments, net of proceeds upon vesting	—	—	(2.6)
Capital contribution from parent	—	—	528.3
Net cash (used) provided by financing activities	(336.3)	(478.9)	922.6
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	(0.4)	—	(2.5)
Effect of exchange rate changes on cash and cash equivalents	3.1	(1.4)	(27.2)
Net (decrease) increase in cash and cash equivalents	(102.6)	22.9	55.0
Cash and cash equivalents, beginning of period	270.8	247.9	192.9
Cash and cash equivalents, end of period	$168.2	$270.8	$247.9
Supplemental disclosure of cash flow information
Cash paid for interest	$184.9	$238.3	$250.3
Cash paid for taxes	$37.5	$35.4	$54.4
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$151.7	$37.6	$4.1
Assumption of AAG Debt	$—	$—	$540.0
See accompanying notes to the consolidated financial statements.

This report is a combined report of Spectrum Brands Holdings, Inc. (“SBH”) and SB/RH Holdings, LLC (“SB/RH”) (collectively, the “Company”). The notes to the consolidated financial statements that follow include both consolidated SBH and SB/RH Notes, unless otherwise indicated below.

NOTE 1 - DESCRIPTION OF BUSINESS

Spectrum Brands Holdings, Inc., a Delaware corporation, is a diversified global branded consumer products company. SBH’s common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.” SB/RH Holdings, LLC is a wholly-owned subsidiary of SBH. SB/RH along with its wholly-owned subsidiary Spectrum Brands, Inc. (“SBI”) issued certain debt guaranteed by domestic subsidiaries of the Company. See Note 10 - Debt for more information pertaining to debt. The Company manufactures, markets and/or distributes its products in approximately 160 countries in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), construction companies and hearing aid professionals. We enjoy strong name recognition in our regions under our various brands and patented technologies. Our diversified global branded consumer products have positions in several product categories and types. We manage the businesses in five vertically integrated, product-focused segments: (i) Global Batteries & Appliances (“GBA”), (ii) Global Pet Supplies (“PET”), (iii) Home and Garden (“H&G”), (iv) Hardware & Home Improvement (“HHI”) and (v) Global Auto Care (“GAC”). Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and the financial results for all product lines within that segment. See Note 19 - Segment Information for more information pertaining to segments. The following summarizes the respective product types, brands, and regions for each of the reporting segments:

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
Companion Animal: 8-in-1®, Dingo®, Nature's Miracle®, Wild Harvest®, Littermaid®, Jungle®, Excel®, FURminator®, IAMS®, Eukanuba®, Healthy-Hide®, DreamBone®, SmartBones®, GloFish®, ProSense®, Perfect Coat®, eCOTRITION®, Birdola® and Digest-eeze®.
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

The Company’s fiscal year ends on September 30. Throughout the year, the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. For the year ended September 30, 2017, the fiscal quarters were comprised of the three months ended January 1, 2017, April 2, 2017, July 2, 2017 and September 30, 2017.

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

Receivables

Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, but generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provisions for losses on uncollectible trade receivables are determined based on ongoing evaluations of the Company’s receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment or return for a given customer. See Note 6 - Receivables for further detail.

Inventories

The Company’s inventories are valued at the lower of cost or net realizable value. Cost of inventories is determined using the first-in, first-out (FIFO) method. See Note 7 - Inventory for further detail.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Property, plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset; such amortization is included in depreciation expense. The Company uses accelerated depreciation methods for income tax purposes. Useful lives for property, plant and equipment are as follows:

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

Long-lived fixed assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows generated did not exceed the carrying value of the asset. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during the year that necessitated an impairment test over property, plant and equipment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Note 8 - Property, plant and equipment for further detail.

Goodwill

Goodwill reflects the excess of acquisition cost over the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized, but instead is assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified. Goodwill has been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit. Our reporting units are consistent with our segments. See Note 19 - Segment Information for further discussion.

The Company performs its annual impairment test in the fourth quarter of its fiscal year. The fair value of each reporting unit is compared to its carrying value, including goodwill. In estimating the fair value of our reporting units, we use a discounted cash flow methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. If the fair value of a reporting unit is less than its carrying value, an impairment loss would be recognized equal to that excess; however the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. See Note 9 - Goodwill and Intangible Assets for further detail.

Intangible Assets

Intangible assets are recorded at cost or at estimated fair value if acquired in a business combination. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives. The range and weighted average useful lives for definite-lived intangibles assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 - 20 years	18.4 years
Technology assets	5 - 18 years	12.2 years
Tradenames	5 - 13 years	11.4 years

Definite-lived intangible assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. If indicators of potential impairment are identified, the Company performs an undiscounted cash flow analysis to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset did not exceed its carrying value. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during the years ended September 30, 2017, 2016 and 2015 that necessitated an impairment test of definite-lived intangible assets.

Certain trade name intangible assets have an indefinite life and are not amortized; but instead are assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter of its fiscal year. Impairment of indefinite lived intangible assets is assessed by comparing the estimated fair value of the identified trade names to their carrying value to determine if potential impairment exists. If the fair value is less than the carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. See Note 9 - Goodwill and Intangible Assets for further detail.

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the lives of the related debt agreements. Debt issuance costs were $53.1 million and $56.9 million as of September 30, 2017 and 2016, respectively, and are included in Long Term Debt, Net of Current Portion in the Consolidated Statements of Financial Position. Amortization of debt issuance costs is recognized as Interest Expense in the Consolidated Statements of Income. See Note 10 - Debt for further detail.

Financial Instruments

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency exchange rate and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Derivative assets and liabilities are reported at fair value in the Consolidated Statements of Financial Position. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. Depending on the nature of derivatives designated as hedging instruments, changes in fair value are either offset against the change in fair value of the hedged assets or liability through earnings, or recognized in equity through other comprehensive income until the hedged item is recognized. Any ineffective portion of a financial instrument’s change in fair value is recognized in earnings. For derivatives that do not qualify for hedge accounting treatment, the change in the fair value is recognized in earnings. See Note 12 - Derivatives for further detail.

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

Shipping and Handling Costs

Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities. Shipping and handling costs were $293.8 million, $294.7 million and $272.9 million during the years ended September 30, 2017, 2016 and 2015, respectively. Shipping and handling costs are included in Selling Expenses in the Consolidated Statements of Income.

Advertising Costs

Advertising costs include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements and are expensed as incurred. The Company incurred advertising costs of $39.9 million, $39.8 million and $35.0 million during the years ended September 30, 2017, 2016 and 2015, respectively. Advertising costs are included in Selling Expenses in the Company’s Consolidated Statements of Income.

Research and Development Costs

Research and development costs are charged to expense in the period they are incurred.

Environmental Expenditures

Environmental expenditures that relate to current operations or to conditions caused by past operations are expensed or capitalized as appropriate. The Company determines its liability for environmental matters on a site-by-site basis and records a liability at the time when it is probable that a liability has been incurred and such liability can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers. Estimated environmental remediation expenditures are included in the determination of the net realizable value recorded for assets held for sale. See Note 18 - Commitments and Contingencies for further detail.

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

Liabilities from restructuring and related charges are recorded for estimated costs of facility closures, significant organizational adjustments and measures undertaken by management to exit certain activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred. Such liabilities or asset reductions could include amounts for items such as severance costs and related benefits, lease termination payments and any other items directly related to the exit activities. Impairment of property and equipment and other current or long-term assets as a result of restructuring related initiatives are recognized as a reduction of the appropriate asset.

Restructuring and related charges associated with manufacturing and related initiatives are recorded in Cost of Goods Sold. Restructuring and related charges reflected in Cost of Goods Sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives and other costs directly related to the manufacturing component of a restructuring initiative. Restructuring and related charges associated with administrative functions are recorded in operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the administrative functions and other costs directly related to the administrative components of the restructuring initiatives implemented. See Note 4 - Restructuring and Related Charges for further detail.

Acquisition and Integration Related Charges

Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal, accounting and other professional fees directly related to both consummated acquisitions and acquisition targets, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination expenses associated with integration activity. See Note 3- Acquisitions for further detail.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in income tax expense in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in Income Tax Expense. See Note 14 - Income Taxes for further detail.

Foreign Currency Translation

Local currencies are considered the functional currencies for most of the Company’s operations outside the United States. Assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of equity in Accumulated Other Comprehensive Income (“AOCI”), including the effects of exchange rate changes on intercompany balances of a long-term investment nature. See Note 17 - Accumulated Other Comprehensive Income for further detail.

Foreign currency transaction gains and losses for transactions denominated in a currency other than the functional currency are reported in Other Non-Operating Expense, Net in the Consolidated Statements of Income in the period they occur. Exchange losses on foreign currency transactions were $6.3 million, $10.2 million, and $9.6 million for the years ended September 30, 2017, 2016 and 2015, respectively.

Newly Adopted Accounting Standards

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. If goodwill impairment is realized, the amount recognized will be the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. The ASU must be applied on a prospective basis and will become effective for us beginning in the first quarter of the year ended September 30, 2021, with early adoption available. We chose to adopt the standard immediately, with no impact to the consolidated financial statements.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019. We have performed a preliminary assessment over the impact of the pronouncement to the Company and are currently performing detailed assessments over the contracts with our customers and the impact to our processes and control environment. We have not measured the impact of adoption at this point in our assessment and have not concluded on the overall materiality of the impact of adoption to the Company’s consolidated financial statements, or the method of adoption, but have not identified any matters that are considered significant for further disclosure.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in ASC 840, Leases. This ASU requires lessees to recognize lease assets and liabilities on the balance sheet, as well as disclosing key information about leasing arrangements. Although the new ASU requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. The ASU can be applied using a modified retrospective approach, with a number of optional practical expedients relating to the identification and classification of leases that commenced before the effective date, along with the ability to use hindsight in the evaluation of lease decisions, that entities may elect to apply. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020, with early adoption applicable. We have not measured the impact of adoption at this point in our assessment and have not concluded on the overall materiality of the impact of adoption to the Company’s consolidated financial statements, or determined the method and timing of adoption.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of income. The amendment provides guidance requiring the service cost component to be recognized consistent with other compensation costs arising from service rendered by employees during the period, and all other components to be recognized separately outside of the subtotal of income from operations. The net periodic benefit costs for the years ended September 30, 2017, 2016 and 2015 was $8.1 million, $4.5 million and $4.6 million, respectively; of which the service cost component was $3.8 million, $2.8 million and $3.0 million, respectively; and other components were $4.3 million, $1.7 million, and $1.6 million, respectively. The ASU is applied on a retrospective basis, and will become effective for us in the first quarter of the year ending September 30, 2019; with early adoption available. We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality or timing of the adoption.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815), which changes the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP, better aligning the entity’s risk management activities and financial reporting for hedging relationships. The ASU can only be applied prospectively, and will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020, with early adoption available. We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality or timing of the adoption.

NOTE 3 - ACQUISITIONS
The Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.

PetMatrix

On June 1, 2017, the Company completed the acquisition of PetMatrix LLC, a manufacturer and marketer of rawhide-free dog chews consisting primarily of the DreamBone® and SmartBones® brands. The results of PetMatrix’s operations since June 1, 2017 are included in the Company’s Consolidated Statements of Income, and reported within the PET reporting segment for the year ended September 30, 2017.

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

(in millions)	Purchase Price
Cash consideration	$255.2

(in millions)	Allocation
Cash and cash equivalents	$0.2
Trade receivables	7.8
Inventories	16.0
Prepaid expenses and other current assets	0.9
Property, plant and equipment	0.8
Goodwill	123.8
Intangible assets	110.4
Accounts payable	(4.1)
Accrued wages and salaries	(0.1)
Other current liabilities	(0.5)
Net assets acquired	$255.2

The purchase price allocation resulted in goodwill of $123.8 million, allocated to the PET segment; of which $123.8 million is deductible for tax purposes. The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$75.0	Indefinite
Technology	21.0	14 years
Customer relationships	12.0	16 years
Non-compete agreement	2.4	5 years
Total intangibles acquired	$110.4

The Company performed a valuation of the acquired inventories; tradenames; technologies; customer relationships and non-compete agreements. The following is a summary of significant inputs to the valuation:

•
Inventory - Acquired inventory consists of branded finished goods that were valued based on the comparative sales method, which estimates the expected sales price of the finished goods inventory, reduced for all costs expected to be incurred in its completion or disposition and a profit on those costs.

•
Tradenames - The Company valued indefinite-lived trade names, DreamBone® and SmartBones®, using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

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

•
Customer relationships - The Company valued customer relationships using an income approach, the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which are estimated using annual expected growth rates of 2%

to 20%. The Company assumed a customer retention rate of up to 98%, which is supported by historical retention rates. Income taxes were estimated at 35% and amounts were discounted using a rate of 12%.

•
Non-compete agreements - The Company valued the non-compete agreement using the income approach that compares the prospective cash flows with and without the non-compete agreement in place. The value of the non-compete agreement is the difference between the discounted cash flows of the business under each of these two alternative scenarios, considering both tax expenditure and tax amortization benefits.

Pro forma results have not been presented as the PetMatrix acquisition is not considered individually significant to the consolidated results of the Company.

GloFish

On May 12, 2017, the Company entered into an asset purchase agreement with Yorktown Technologies LP, for the acquisition of assets consisting of the GloFish branded operations, including transfer of the GloFish® brand, related intellectual property and operating agreements. The GloFish operations primarily consist of the development and licensing of fluorescent fish for sale through mass retail and online channels. The results of GloFish’s operations since May 12, 2017 are included in the Company’s Consolidated Statements of Income, and reported within the PET reporting segment for the year ended September 30, 2017.

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

(in millions)	Purchase Price
Cash consideration	$49.7

(in millions)	Allocation
Trade receivables	$0.4
Property, plant and equipment	0.6
Goodwill	11.2
Intangible assets	37.8
Other current liabilities	(0.3)
Net assets acquired	$49.7

The purchase price allocation resulted in goodwill of $11.2 million, allocated to the PET segment; of which $11.2 million is deductible for tax purposes. The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$6.1	Indefinite
Technology	30.2	13 years
Customer relationships	1.5	10 years
Total intangibles acquired	$37.8

The Company performed a valuation of the acquired tradenames; technologies; customer relationships and contingent consideration. The following is a summary of significant inputs to the valuation:

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

•
Customer relationships - The Company valued customer relationships using a replacement cost. The replacement cost approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationships after deducting the cost to recreate key customer relationships. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Income taxes were estimated at 35% and amounts were discounted using a rate of 12%.

Pro forma results have not been presented as the GloFish acquisition is not considered individually significant to the consolidated results of the Company.

Shaser

On May 18, 2017, the Company completed the purchase of the remaining 44% non-controlling interest of Shaser, Inc. with a purchase price of $12.6 million. Effective May 18, 2017, Shaser, Inc. is a wholly owned subsidiary of the Company and all recognized non-controlled interest associated with Shaser, Inc. is part of the Company’s equity. As a result of the acquisition the Company recognized an increase of $24.1 million to additional paid-in capital.

Acquisition and Integration Costs

Acquisition and integration costs include costs directly associated with the completion of the purchase of net assets or equity interest of a business such as a business combination, equity investment, joint venture or purchase of non-controlling interest. Included costs include transactions costs; advisory, legal, accounting, valuation, and other professional fees; and integration of acquired operations onto the Company’s shared service platform and termination of redundant positions and locations. The following table summarizes acquisition and integration related charges incurred by the Company during the years ended September 30, 2017, 2016 and 2015:

(in millions)	2017	2016	2015
HHI Business	$5.9	$13.3	$12.0
PetMatrix	4.5	—	—
Armored AutoGroup	3.2	14.6	21.8
Shaser	1.2	—	—
GloFish	1.0	—	—
Salix	0.7	2.1	10.7
European IAMS and Eukanuba	0.2	3.5	9.3
Other	4.2	3.2	5.0
Total acquisition and integration related charges	$20.9	$36.7	$58.8

NOTE 4 - RESTRUCTURING AND RELATED CHARGES
Pet Rightsizing Initiative - During the second quarter of the year ending September 30, 2017, the Company implemented a rightsizing initiative within the PET segment to streamline certain operations and reduce operating costs. The initiative includes headcount reductions and the rightsizing of certain facilities. Total costs associated with this initiative are expected to be approximately $11 million, of which $8.2 million has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.

HHI Distribution Center Consolidation - During the second quarter of the year ending September 30, 2017, the Company implemented an initiative within the HHI segment to consolidate certain operations and reduce operating costs. The initiative includes headcount reductions and the exit of certain facilities. Total costs associated with the initiative are expected to be approximately $50 million, of which $27.4 million has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.

GAC Business Rationalization Initiatives - During the third quarter of the year ended September 30, 2016, the Company implemented a series of initiatives in the GAC segment to consolidate certain operations and reduce operating costs. These initiatives included headcount reductions and the exit of certain facilities. Total costs associated with these initiatives are expected to be approximately $32 million, of which $29.5 million has been incurred to date. The balance is anticipated to be incurred through December 31, 2017.

HHI Business Rationalization Initiatives - During the fourth quarter of the year ended September 30, 2014, the Company implemented a series of initiatives throughout the HHI segment to reduce operating costs and exit low margin business outside the U.S. These initiatives included headcount reductions, the exit of certain facilities and the sale of a portion of the global HHI operations. Total costs associated with these initiatives of $16.6 million has been incurred and completed as of September 30, 2016.

Global Expense Rationalization Initiatives - During the third quarter of the year ended September 30, 2013, the Company implemented a series of initiatives throughout the Company to reduce operating costs. These initiatives consisted of headcount reductions in the GBA and PET, and within Corporate. Total costs associated with these initiatives of $47.0 million has been incurred and completed as of September 30, 2016.

Other Restructuring Activities - The Company has entered or may enter into small, less significant initiatives and restructuring activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial, and occur over a shorter time period (less than 12 months).

The following summarizes restructuring and related charges for the years ended September 30, 2017, 2016, and 2015:

(in millions)	2017	2016	2015
HHI distribution center consolidation	$27.4	$—	$—
GAC business rationalization initiative	24.2	5.3	—
PET rightsizing initiative	8.2	—	—
Global expense rationalization initiative	—	5.2	17.1
HHI business rationalization initiative	—	1.8	10.3
Other restructuring activities	2.7	2.9	1.3
Total restructuring and related charges	$62.5	$15.2	$28.7
Reported as:
Cost of goods sold	$18.3	$0.5	$2.1
Operating expense	44.2	14.7	26.6
The following summarizes restructuring and related charges for the years ended September 30, 2017, 2016, and 2015, and cumulative costs of restructuring initiatives as of September 30, 2017, by cost type. Termination costs consist of involuntary employee termination benefits and severance pursuant to a one-time benefit arrangement recognized as part of a restructuring initiative. Other costs consist of non-termination type costs related to restructuring initiatives such as incremental costs to consolidate or close facilities, relocate employees, cost to retrain employees to use newly deployed assets or systems, lease termination costs, and redundant or incremental transitional operating costs and customer fines and penalties during transition, among others:

(in millions)	Termination Benefits	Other Costs	Total
For the year ended September 30, 2017	$12.8	$49.7	$62.5
For the year ended September 30, 2016	4.3	10.9	15.2
For the year ended September 30, 2015	7.0	21.7	28.7
Cumulative costs through September 30, 2017	13.1	54.7	67.8
Future costs to be incurred	6.0	25.0	31.0
The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type, for the years ended September 30, 2017, 2016, and 2015:

(in millions)	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2015	$4.3	$3.9	$8.2
Provisions	4.3	10.9	15.2
Cash expenditures	(6.9)	(13.6)	(20.5)
Non Cash Items	(0.1)	(0.2)	(0.3)
Accrual balance at September 30, 2016	1.6	1.0	2.6
Provisions	9.5	10.0	19.5
Cash expenditures	(3.4)	(1.0)	(4.4)
Non-cash items	(0.5)	(0.2)	(0.7)
Accrual balance at September 30, 2017	$7.2	$9.8	$17.0
The following summarizes restructuring and related charges by segment for the years ended September 30, 2017, 2016, and 2015, cumulative costs of restructuring initiatives as of September 30, 2017 and future expected costs to be incurred by segment:

(in millions)	GBA	PET	HHI	GAC	Corporate	Total
For the year ended September 30, 2017	2.1	9.1	26.6	24.2	0.5	62.5
For the year ended September 30, 2016	0.8	4.6	4.5	5.3	—	15.2
For the year ended September 30, 2015	8.5	9.5	10.3	—	0.4	28.7
Cumulative costs through September 30, 2017	2.1	9.1	26.6	29.5	0.5	67.8
Future costs to be incurred	0.9	2.6	22.9	2.0	2.6	31.0

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

The fair values of derivative instruments as of September 30, 2017 and 2016 are as follows. See Note 12 - Derivatives for additional detail:

	2017		2016
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Derivative Assets	$4.5	$4.5	$8.7	$8.7
Derivative Liabilities	$17.6	$17.6	$3.2	$3.2
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

The carrying values and estimated fair values for debt as of September 30, 2017 and 2016 are as follows:

	2017		2016
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Total debt - SBH	$3,840.7	$4,041.8	$3,620.2	$3,865.1
Total debt - SB/RH	$3,840.7	$4,041.8	$3,620.2	$3,865.1

The fair value measurements of the Company’s debt represent non-active market exchange-traded securities which are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2).

NOTE 6 - RECEIVABLES
The allowance for uncollectible receivables as of September 30, 2017 and 2016 was $45.4 million and $46.8 million, respectively. The following is a rollforward of the allowance for the years ended September 30, 2017, 2016 and 2015:

	Beginning	Charged to		Other	Ending
(in millions)	Balance	Profit & Loss	Deductions	Adjustments	Balance
September 30, 2017	$46.8	$1.4	$(4.1)	$1.3	$45.4
September 30, 2016	$44.0	$15.6	$(12.0)	$(0.8)	$46.8
September 30, 2015	$48.6	$6.0	$(6.3)	$(4.3)	$44.0
The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented 15% of the Company’s Net Sales during years ended September 30, 2017, 2016 and 2015. This major customer also represented 14% and 15% of the Company’s Trade Receivables as of September 30, 2017 and 2016, respectively.

We have entered into various factoring agreements and early pay programs with our customers to sell our trade receivables under non-recourse agreements in exchange for cash proceeds. A loss on sales is recognized for any discount and factoring fees associated with the transfer. We utilize factoring arrangements as an integral part of our financing for working capital. These transactions are treated as a sale and are accounted for as a reduction in trade receivables because the agreements transfer effective control over and risk related to the receivables to buyers. In some instances, we may continue to service the transferred receivable after the factoring has occurred, but in most cases we do not service any factored accounts. Any servicing of the trade receivable does not constitute significant continuing involvement or preclude the recognition of a sale. We do not carry any material servicing assets or liabilities. Cash proceeds from these arrangements are reflected as operating activities. The aggregate gross amount factored under these facilities was $2,141.0 million, $2,055.0 million and $1,938.0 million for the years ended September 30, 2017, 2016 and 2015, respectively. The cost of factoring such trade receivables was $11.9 million, $10.1 million and $6.5 million for the years ended September 30, 2017, 2016 and 2015 and reflected in the Consolidated Statements of Income as General and Administrative Expense.

NOTE 7 - INVENTORY
Inventories as of September 30, 2017 and 2016 consist of the following:

(in millions)	2017	2016
Raw materials	$123.8	$127.5
Work-in-process	54.3	43.6
Finished goods	597.4	569.5
	$775.5	$740.6

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2017 and 2016 consist of the following:

(in millions)	2017	2016
Land, buildings and improvements	$200.2	$195.8
Machinery, equipment and other	636.2	550.6
Capital leases	282.3	130.0
Construction in progress	66.1	57.7
Property, plant and equipment	$1,184.8	$934.1
Accumulated depreciation	(484.9)	(392.0)
Property, plant and equipment, net	$699.9	$542.1
Depreciation expense from property, plant and equipment for the years ended September 30, 2017, 2016 and 2015 was $103.5 million, $89.1 million, and $82.2 million, respectively.

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS
Goodwill, by segment, consists of the following:

(in millions)	GBA	HHI	PET	H&G	GAC	Total
As of September 30, 2015	$348.5	$699.5	$299.6	$196.5	$932.6	$2,476.7
Adjustments	—	—	—	—	3.3	3.3
Foreign currency impact	(3.4)	3.3	0.2	—	(1.7)	(1.6)
As of September 30, 2016	345.1	702.8	299.8	196.5	934.2	2,478.4
PetMatrix acquisition	—	—	123.8	—	—	123.8
GloFish acquisition	—	—	11.2	—	—	11.2
Foreign currency impact	3.8	5.9	2.3	—	0.6	12.6
As of September 30, 2017	$348.9	$708.7	$437.1	$196.5	$934.8	$2,626.0
The fair values of the GBA, HHI, PET, H&G and GAC reporting units exceeded their carrying values by 152.1%, 93.2%, 38.6%, 352.3%, and 12.4%, respectively. As a result, no impairment was recognized and there were no reporting units that were deemed at risk of impairment.

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	2017			2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,007.6	$(360.7)	$646.9	$984.8	$(302.9)	$681.9
Technology assets	250.5	(83.4)	167.1	237.2	(96.7)	140.5
Tradenames	165.8	(104.6)	61.2	165.7	(89.1)	76.6
Total	$1,423.9	$(548.7)	$875.2	$1,387.7	$(488.7)	$899.0
Certain trade names intangible assets have an indefinite life and are not amortized. The balance of trade names not subject to amortization was $1,548.8 million and $1,473.5 million as of September 30, 2017 and 2016. During the year ended September 30, 2017, the Company recognized $16.3 million impairment on indefinite life intangible assets due to the reduction in value over certain tradenames in response to changes in management’s strategy. During the year ended September 30, 2016, the Company recognized $4.7 million impairment on indefinite life intangible assets. There was no impairment loss on indefinite-lived trade names for the year ended September 30, 2015.
Amortization expense from intangible assets for the years ended September 30, 2017, 2016 and 2015 was $95.2 million, $93.9 million and $87.8 million, respectively. Excluding the impact of any future acquisitions or changes in foreign currency, the Company anticipates the annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2018	$91.0
2019	90.9
2020	88.5
2021	79.7
2022	69.2

NOTE 10 - DEBT
Debt for SBH and SB/RH as of September 30, 2017 and 2016 consists of the following:

	2017		2016
(in millions)	Amount	Rate	Amount	Rate
Term Loan, variable rate, due June 23, 2022	$1,244.2	3.4%	$1,005.5	3.6%
CAD Term Loan, variable rate, due June 23, 2022	59.0	4.9%	54.9	4.6%
Euro Term Loan, variable rate, due June 23, 2022	—	—%	63.0	3.5%
4.00% Notes, due October 1, 2026	501.0	4.0%	477.0	4.0%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%
6.375% Notes, due November 15, 2020	—	—%	129.7	6.4%
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%
Revolver Facility, variable rate, expiring March 6, 2022	—	—%	—	—%
Other notes and obligations	14.7	10.7%	16.8	9.8%
Obligations under capital leases	258.6	5.7%	114.7	5.5%
Total debt	3,897.5		3,681.6
Unamortized discount on debt	(3.7)		(4.5)
Debt issuance costs	(53.1)		(56.9)
Less current portion	(36.7)		(164.0)
Long-term debt, net of current portion	$3,804.0		$3,456.2

The Company’s aggregate scheduled maturities of debt and capital lease obligations are as follows:

(in millions)	Capital Lease Obligations	Debt	Total
2018	$14.0	$22.7	$36.7
2019	14.4	18.2	32.6
2020	14.3	13.1	27.4
2021	15.9	13.1	29.0
2022	13.4	1,250.8	1,264.2
Thereafter	186.6	2,321.0	2,507.6
Long-term debt	$258.6	$3,638.9	$3,897.5
There was no intercompany debt owed by SB/RH as of September 30, 2017 and 2016.

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

On October 6, 2016, the Company entered into the first amendment to the Credit Agreement under its Term Loans and Revolver Facility (the “Credit Agreement”) reducing the interest rate margins applicable to the USD Term Loans to either adjusted LIBOR (International Exchange London Interbank Offered Rate), subject to a 0.75% floor plus margin of 2.50% per annum, or base rate with a 1.75% floor plus margin of 1.50% per annum. The Company recognized $1.0 million of costs in connection with amending the Credit Agreement that has been recognized as interest expense.

On March 6, 2017, the Company entered into a second amendment to the Credit Agreement expanding the overall capacity of the Revolver Facility to $700 million, reducing the interest rate margin to either adjusted LIBOR plus margin ranging from 1.75% to 2.25%, or base rate plus margin ranging from 0.75% to 1.25%, reducing the commitment fee to 35bps, and extending the maturity to March 2022. The Company recognized $2.6 million of costs in connection with amending the cash revolver that has been deferred as debt issuance costs.

On April 7, 2017, the Company entered into a third amendment to the Credit Agreement reducing the interest rate margins applicable to the USD Term Loans to either adjusted LIBOR plus margin of 2.00% per annum, or base rate plus margin of 1.00%. The Company recognized $0.6 million of costs in connection with amending the Credit Agreement that has been recognized as interest expense.

On May 16, 2017, the Company entered into a fourth amendment to the Credit Agreement increasing its USD Term Loan by $250.0 million of incremental borrowings and removing the floor which both LIBOR and base rates were subject to. The Company recognized $2.7 million as costs in connection with the increased borrowing that has been deferred as debt issuance costs.

On May 24, 2017, the Company extinguished its Euro Term Loan and recognized non-cash interest expense of $0.6 million for previously deferred debt issuance costs in connection with the extinguishment.

Subsequent to the amendments to the Credit Agreement discussed above, the Term Loans and Revolver Facility are subject to variable interest rates, (i) the USD Term Loan is subject to either adjusted LIBOR, plus margin of 2.00% per annum, or base rate plus margin of 1.00% per annum; (ii) the CAD Term Loan is subject to either CDOR (Canadian Dollar Offered Rate), subject to a 0.75% floor plus 3.50% per annum, or base rate with a 1.75% floor plus 2.50% per annum; (iii) the Euro Term Loan was subject to either EURIBOR (Euro Interbank Offered Rate), subject to a 0.75% floor plus 2.75% per annum; and (iv) the Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.25% per annum, or base rate plus margin ranging from 0.75% to 1.25% per annum.

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

The Credit Agreement, solely with respect to the Revolver Facility, contains a financial covenant test on the last day of each fiscal quarter on the maximum total leverage ratio. This is calculated as the ratio of (i) the principal amount of third party debt for borrowed money (including unreimbursed letter of credit drawings), capital leases and purchase money debt, at period-end, less cash and cash equivalents, to (ii) adjusted EBITDA for the trailing twelve months. The maximum total leverage ratio should be no greater than 6.0 to 1.0. As of September 30, 2017, we were in compliance with all covenants under the Credit Agreement

Pursuant to a guarantee agreement, SB/RH and the material wholly-owned domestic subsidiaries of SBI have guaranteed SBI’s obligations under the Senior Credit Agreement and related loan documents. Pursuant to a security agreement, SBI and such subsidiary guarantors have pledged substantially all of their respective assets to secure such obligations and, in addition, SB/RH has pledged the capital stock of SBI to secure such obligations. The Senior Credit Agreement also provides for customary events of default including payment defaults and cross-defaults to other material indebtedness.

In connection with the new Revolver Facility, the Company incurred $5.7 million of fees that were capitalized as debt issuance costs and are being amortized over the remaining life of the Revolver Facility. As of September 30, 2017, the Company had aggregate borrowing availability of $680.5 million, net of outstanding letters of credit of $18.0 million and a $1.5 million amount allocated to a foreign subsidiary.

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

The Company recorded $7.7 million of fees in connection with the offering of the 4.00% Notes, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 4.00% Notes.

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

The Company recorded $19.7 million of fees in connection with the offering of the 5.75% Notes, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 5.75% Notes.

6.125% Notes

On December 4, 2014, SBI issued $250 million aggregate principal amount of 6.125% Notes at par value, due December 15, 2024 (the”6.125% Notes”). The 6.125% Notes are guaranteed by SB/RH, as well as by SBI’s existing and future domestic subsidiaries.

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

6.375% Notes and 6.625% Notes

On December 17, 2012, in connection with the acquisition of HHI Business, the Company assumed $520 million aggregate principal amount of 6.375% Notes at par value, due November 15, 2020 (the “6.375% Notes”), and $570 million aggregate principal amount of 6.625% Notes at par value, due November 15, 2022 (the “6.625% Notes”). During the year ended September 30, 2016, in connection with the issuance of the 4.00% Notes previously discussed, the Company repurchased $390.3 million aggregate principal amount of the 6.375% Notes in a cash tender offer. In connection with the tender, the Company recognized $6.5 million of fees and expenses and a $15.6 million tender premium as interest expense and wrote off $5.8 million of previously capitalized debt issuance costs as a non-cash charge to interest expense during the year ended September 30, 2016. On October 20, 2016, the Company redeemed the remaining outstanding aggregate principal on the 6.375% Notes of $129.7 million, with a make whole premium of $4.6 million recognized as interest expense and $1.9 million in non-cash interest expense for previously deferred debt issuance costs for the year ended September 30, 2017. The 6.625% Notes are unsecured and guaranteed by SB/RH, as well as by existing and future domestic restricted subsidiaries.

The Company may redeem all or a part of the 6.625% Notes, upon not less than 30 or more than 60 days notice, at specified redemption prices. Further, the indenture governing the 6.625% Notes (the “2020/22 Indenture”) requires the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indenture. Subsequent to the year ended September 30, 2017 and effective November 15, 2017, the 6.625% Notes became callable by the Company.

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

In addition, the 2020/22 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2020/22 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 6.625% Notes. If any other event of default under the 2020/22 Indenture occurs and is continuing, the trustee for the 2020/22 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 6.625% Notes, may declare the acceleration of the amounts due under those notes.

The Company recorded $14.1 million of fees in connection with the offering of the 6.625% Notes, which were capitalized as debt issuance costs and amortized over the remaining lives of the 6.625% Notes, respectively.

NOTE 11 - LEASES
The Company has leases primarily pertaining to land, buildings and equipment that expire at various times through February 2034. The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the leases. Future minimum rental commitments under non-cancelable operating leases are as follows:

(in millions)	Amount
2018	$32.0
2019	27.4
2020	20.5
2021	15.7
2022	12.2
Thereafter	32.3
Total minimum lease payments	$140.1
Rent expense was $40.0 million, $46.8 million and $36.3 million for the years ended September 30, 2017, 2016 and 2015, respectively.
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

Cash Flow Hedges

Interest Rate Swaps. The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to Interest Expense from the underlying debt to which the swap is designated. As of September 30, 2017, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on variable rate debt, exclusive of lender spreads, at 1.76% for a notional principal amount of $300.0 million through May 2020. As of September 30, 2016, the Company has a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on variable rate debt, exclusive of lender spreads at 1.36% for a notional principal amount of $300.0 million through April 2017. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $0.5 million, net of tax. The Company’s interest rate swap derivative financial instruments at September 30, 2017 and 2016 are as follows:

	2017		2016
(in millions)	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	2.6	$300.0	0.5
Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2017, the Company had a series of zinc and brass swap contracts outstanding through March 2019. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $2.2 million, net of tax. The Company had the following commodity swap contracts outstanding as of September 30, 2017 and 2016:

	2017		2016
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts	7.6 Tons	$20.7	6.7 Tons	$12.8
Brass swap contracts	1.3 Tons	$6.6	1.0 Tons	$4.0
Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange rates related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Consolidated Statements of Income. At September 30, 2017, the Company had a series of foreign exchange derivative contracts outstanding through June 2019. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $10.6 million, net of tax. At September 30, 2017 and 2016, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $360.8 million and $224.8 million, respectively.

Net Investment Hedge

On September 20, 2016, SBI issued €425 million aggregate principal amount of 4.00% Notes. See Note 10 - Debt for further detail. The 4.00% Notes are denominated in Euros and have been designated as a net investment hedge of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized as AOCI with any ineffective portion recognized as foreign currency translation gains or losses on the statement of income when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of September 30, 2017, the hedge was fully effective and no ineffective portion was recognized in earnings.

Derivative Contracts Not Designated As Hedges for Accounting Purposes

Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars, Hong Kong Dollars or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2017, the Company had a series of forward exchange contracts outstanding through October 2017. At September 30, 2017 and 2016, the Company had $205.7 million and $131.4 million, respectively, of notional value for such foreign exchange derivative contracts outstanding.

Commodity Swaps. The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At September 30, 2017, the Company had a series of commodity swaps outstanding through December 2019. The Company had the following outstanding commodity swap contracts outstanding as of September 30, 2017 and 2016:

	2017		2016
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Silver	20.9 troy oz	$0.4	31.0 troy oz.	$0.6
Fair Value of Derivative Instruments
The fair value of the Company’s outstanding derivative instruments in the Consolidated Statements of Financial Position are as follows:

(in millions)	Line Item	2017	2016
Derivative Assets
Commodity swaps - designated as hedge	Receivables-Other	$3.4	$2.9
Commodity swaps - designated as hedge	Deferred charges and other	0.2	—
Interest rate swaps - designated as hedge	Deferred charges and other	0.4	—
Foreign exchange contracts - designated as hedge	Receivables-Other	0.2	5.5
Foreign exchange contracts - designated as hedge	Deferred charges and other	—	0.1
Foreign exchange contracts - not designated as hedge	Receivables-Other	0.3	0.2
Total Derivative Assets		$4.5	$8.7
Derivative Liabilities
Interest rate swaps - designated as hedge	Other current liabilities	$0.5	$0.7
Interest rate swaps - designated as hedge	Accrued interest	0.2	0.4
Commodity swaps - designated as hedge	Accounts payable	—	0.1
Foreign exchange contracts - designated as hedge	Accounts payable	14.5	1.7
Foreign exchange contracts - designated as hedge	Other long-term liabilities	1.8	0.1
Foreign exchange contracts - not designated as hedge	Accounts payable	0.6	0.2
Total Derivative Liabilities		$17.6	$3.2
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was approximately $0.1 million for the years ended September 30, 2017 and 2016.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of September 30, 2017 and 2016, there was no cash collateral outstanding. In addition, as of September 30, 2017 and 2016, the Company had no posted standby letters of credit related to such liability positions.

The following table summarizes the impact of the effective and ineffective portions of designated hedges and the gain (loss) recognized in the Consolidated Statement of Income for the years ended September 30, 2017, 2016 and 2015:

	Effective Portion
	Gain (Loss)	Reclassified to Earnings		Ineffective portion
For the year ended September 30, 2017 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(0.7)	Interest expense	$(1.3)	Interest expense	$—
Commodity swaps	6.2	Cost of goods sold	5.4	Cost of goods sold	—
Net investment hedge	(24.0)	Other non-operating expense	—	Other non-operating expense	—
Foreign exchange contracts	0.4	Net sales	—	Net sales	—
Foreign exchange contracts	(13.5)	Cost of goods sold	6.7	Cost of goods sold	—
Total	$(31.6)		$10.8		$—

	Effective Portion
	Gain (Loss)	Reclassified to Earnings		Ineffective portion
For the year ended September 30, 2016 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(0.4)	Interest expense	$(1.9)	Interest expense	$—
Commodity swaps	4.5	Cost of goods sold	(3.7)	Cost of goods sold	—
Net investment hedge	0.6	Other non-operating	—	Other non-operating	—
Foreign exchange contracts	(0.4)	Net sales	(0.2)	Net sales	—
Foreign exchange contracts	6.8	Cost of goods sold	6.9	Cost of goods sold	—
Total	$11.1		$1.1		$—

	Effective Portion
For the year ended September 30, 2015 (in millions)	Gain (Loss)	Reclassified to Earnings		Ineffective portion
Interest rate swaps	$(3.4)	Interest expense	$(1.9)	Interest expense	$—
Commodity swaps	(7.2)	Cost of goods sold	(0.7)	Cost of goods sold	—
Foreign exchange contracts	0.1	Net sales	0.1	Net sales	—
Foreign exchange contracts	21.8	Cost of goods sold	30.0	Cost of goods sold	—
Total	$11.3		$27.5		$—
The unrealized loss on derivative contracts in Accumulated Other Comprehensive Loss expected to be recognized during the year ended September 30, 2018 is $8.9 million.

The following table summarizes the gain (loss) associated with derivative contracts not designated as hedges in the Consolidated Statements of Income for the years ended September 30, 2017, 2016 and 2015.

(in millions)	Line Item	2017	2016	2015
Commodity swaps	Cost of goods sold	$0.1	$—	$(0.1)
Foreign exchange contracts	Other non-operating expenses, net	(4.2)	3.1	(2.5)
Total		$(4.1)	$3.1	$(2.6)
NOTE 13 - EMPLOYEE BENEFIT PLANS
Pension Benefits
The Company has various defined benefit pension plans covering some of its employees in the United States and certain employees in other countries. Plans generally provide benefits of stated amounts for each year of service. The Company funds its U.S. pension plans in accordance with the requirements of the defined benefit pension plans and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries. The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans, which are not significant in the aggregate. The Company also has various nonqualified deferred compensation agreements with certain of its employees. Under certain of these agreements, the Company has agreed to pay certain amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management’s intent that life insurance contracts owned by the Company will fund these agreements. Under the remaining agreements, the Company has agreed to pay such deferred amounts in up to 15 annual installments beginning on a date specified by the employee, subsequent to retirement or disability, or to a designated beneficiary upon death. The following tables provide additional information on the Company’s pension plans as of September 30, 2017 and 2016:

	U.S. Plans		Non U.S. Plans
(in millions)	2017	2016	2017	2016
Changes in benefit obligation:
Benefit obligation, beginning of year	$79.5	$73.9	$210.6	$184.4
Service cost	0.4	0.2	3.4	2.6
Interest cost	2.7	3.0	4.4	5.7
Actuarial (gain) loss	(3.4)	6.2	(22.4)	36.0
Curtailments	—	—	(0.3)	—
Benefits paid	(3.9)	(3.8)	(8.6)	(6.1)
Foreign currency exchange rate changes	—	—	8.8	(12.0)
Benefit obligation, end of year	$75.3	$79.5	$195.9	$210.6
Changes in plan assets:
Fair value of plan assets, beginning of year	$63.8	$58.2	$115.0	$116.9
Actual return on plan assets	7.4	5.3	(1.4)	8.9
Employer contributions	1.6	4.1	8.8	6.6
Benefits paid	(3.9)	(3.8)	(8.6)	(6.1)
Foreign currency exchange rate changes	—	—	4.6	(11.3)
Fair value of plan assets, end of year	$68.9	$63.8	$118.4	$115.0
Funded Status	$(6.4)	$(15.7)	$(77.5)	$(95.6)
Amounts recognized in statement of financial position
Other accrued expenses	$0.4	$0.5	$2.1	$2.3
Other long-term liabilities	6.0	15.2	75.4	93.3
Accumulated other comprehensive loss	12.0	20.0	44.6	64.2
Weighted average assumptions
Discount rate	3.7%	3.5%	1.13 - 13.40%	1.00 - 13.50%
Expected return on plan assets	7.0%	7.0%	1.13 - 4.13%	1.00 - 3.70%
Rate of compensation increase	N/A	N/A	1.37 - 7.00%	2.25 - 7.00%
Amounts reclassified from Accumulated Other Comprehensive Loss associated with employee benefit plan costs and recognized on the Company’s Consolidated Statements of Income for the years ended September 30, 2017, 2016 and 2015 were as follows:

(in millions)	2017	2016	2015
Cost of goods sold	$3.2	$1.4	$0.6
Selling expenses	0.8	0.3	0.3
General and administrative expenses	1.5	0.7	0.5
Amounts reclassified from accumulated other comprehensive loss	$5.5	$2.4	$1.4
The net loss in Accumulated Other Comprehensive Loss expected to be recognized during the year ended September 30, 2018 is $3.3 million.
The following table contains the components of net periodic benefit cost for the years ended September 30, 2017, 2016 and 2015:

	U.S Plans			Non U.S. Plans
(in millions)	2017	2016	2015	2017	2016	2015
Service cost	$0.4	$0.2	$0.4	$3.4	$2.6	$2.6
Interest cost	2.7	3.0	2.9	4.4	5.7	6.2
Expected return on assets	(4.4)	(4.3)	(4.5)	(4.2)	(4.2)	(5.2)
Curtailment	—	—	—	0.3	0.1	0.7
Recognized net actuarial loss	1.6	0.6	0.2	3.9	0.8	1.3
Net periodic benefit cost	$0.3	$(0.5)	$(1.0)	$7.8	$5.0	$5.6
Weighted average assumptions
Discount rate	3.50%	4.25%	4.15%	1.00 - 13.50%	1.75 - 13.81%	2.00 - 13.50%
Expected return on plan assets	7.00%	7.25%	7.50%	1.00 - 3.70%	1.75 - 4.53%	2.00 - 5.26%
Rate of compensation increase	N/A	N/A	N/A	2.25 - 7.00%	2.25 - 5.50%	2.25 - 5.50%

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

Below is a summary allocation of all pension plan assets as of September 30, 2017 and 2016:

	U.S. Plans		Non U.S. Plans
Asset Type	2017	2016	2017	2016
Equity Securities	63%	62%	—%	—%
Fixed Income Securities	34%	35%	19%	23%
Other	3%	3%	81%	77%
Total	100%	100%	100%	100%
The fair value of pension plan assets by asset category as of September 30, 2017 and 2016 are as follows:

As of September 30, 2017 (in millions)	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity securities	$24.1	$7.0	$—	$31.1
Foreign equity securities	11.3	—	—	11.3
Fixed income securities
U.S. fixed income securities	21.0	—	—	21.0
Foreign fixed income securities	2.1	21.6	—	23.7
Real estate	1.8	—	—	1.8
Life insurance contracts	—	40.2	—	40.2
Other	—	49.2	—	49.2
Foreign cash & cash equivalents	9.0	—	—	9.0
Total plan assets	$69.3	$118.0	$—	$187.3

As of September 30, 2016 (in millions)	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity securities	$22.2	$6.3	$—	$28.5
Foreign equity securities	10.4	—	—	10.4
Fixed income securities
U.S. fixed income securities	19.6	1.7	—	21.3
Foreign fixed income securities	1.9	24.1	—	26.0
Real estate	1.7	5.8	—	7.5
Life insurance contracts	—	37.0	—	37.0
Other	—	34.4	—	34.4
Foreign cash & cash equivalents	13.7	—	—	13.7
Total plan assets	$69.5	$109.3	$—	$178.8

The following benefit payments are expected to be paid:

(in millions)	U.S. Plans	Non U.S. Plans
2018	$3.8	$5.8
2019	4.0	6.5
2020	4.1	7.0
2021	4.2	7.3
2022	4.1	7.5
2023-2027	21.3	44.6
Defined Contribution Plans

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the years ended September 30, 2017, 2016 and 2015 were $12.3 million, $11.8 million, and $11.2 million.

NOTE 14 - INCOME TAXES
Income tax expense was calculated based upon the following components of income from operations before income taxes for the years ended September 30, 2017, 2016, and 2015:

	SBH			SB/RH
(in millions)	2017	2016	2015	2017	2016	2015
United States	$131.1	$197.8	$3.4	$139.1	$203.5	$9.8
Outside the United States	213.5	199.8	189.9	213.5	199.8	189.9
Income from operations before income taxes	$344.6	$397.6	$193.3	$352.6	$403.3	$199.7
The components of income tax expense for the years ended September 30, 2017, 2016 and 2015 are as follows:

	SBH			SB/RH
(in millions)	2017	2016	2015	2017	2016	2015
Current tax expense:
U.S. Federal	$4.2	$1.6	$3.6	$4.2	$1.6	$3.6
Foreign	47.4	59.7	40.4	47.4	59.7	40.4
State and local	0.8	4.2	4.5	0.8	4.2	4.5
Total current tax expense	52.4	65.5	48.5	52.4	65.5	48.5
Deferred tax (benefit) expense:
U.S. Federal	10.7	(27.2)	(12.3)	14.5	(16.7)	(12.3)
Foreign	(5.9)	(1.1)	11.2	(5.9)	(1.1)	11.2
State and local	(9.7)	2.8	(3.5)	(9.6)	3.3	(3.5)
Total deferred tax expense	(4.9)	(25.5)	(4.6)	(1.0)	(14.5)	(4.6)
Income tax expense	$47.5	$40.0	$43.9	$51.4	$51.0	$43.9

The following reconciles the total income tax expense, based on the U.S. Federal statutory income tax rate of 35%, with the Company’s recognized income tax expense:

	SBH			SB/RH
(in millions)	2017	2016	2015	2017	2016	2015
U.S. Statutory federal income tax expense	$120.6	$139.2	$67.6	$123.4	$141.2	$69.9
Permanent items	0.5	9.1	5.2	0.5	9.1	5.2
Foreign statutory rate vs. U.S. statutory rate	(38.7)	(38.9)	(33.8)	(38.7)	(38.9)	(33.8)
State income taxes, net of federal effect	2.4	4.6	1.7	2.5	4.7	1.7
Residual tax on foreign earnings	(35.8)	19.7	24.8	(35.8)	19.7	24.8
Investment in foreign subsidiary	—	—	(23.3)	—	—	(23.3)
Purchase accounting benefit	—	—	(22.8)	—	—	(22.8)
Benefit from adjustment to tax basis in assets	—	(8.4)	—	—	(8.4)	—
Change in valuation allowance	20.6	(91.3)	2.6	20.6	(82.7)	0.5
Unrecognized tax expense (benefit)	9.1	34.6	(1.2)	9.1	34.6	(1.2)
Foreign tax law changes	—	(3.7)	—	—	(3.7)	—
Share based compensation adjustments	(2.6)	(2.8)	2.3	(1.4)	(2.8)	2.3
Impact of IRC Section 9100 relief	—	(16.4)	—	—	(16.4)	—
Adjustment to prior year NOLs	—	—	14.4	—	—	14.4
Research and development tax credits	(13.1)	(2.1)	—	(13.1)	(2.1)	—
Return to provision adjustments and other, net	(15.5)	(3.6)	6.4	(15.7)	(3.3)	6.2
Income tax expense	$47.5	$40.0	$43.9	$51.4	$51.0	$43.9
The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of September 30, 2017 and 2016 are as follows:

	SBH		SB/RH
(in millions)	2017	2016	2017	2016
Deferred tax assets
Employee benefits	$58.0	$86.3	$56.0	$83.5
Restructuring	0.3	2.2	0.3	2.2
Inventories and receivables	34.5	32.6	34.5	32.6
Marketing and promotional accruals	15.8	17.6	15.8	17.6
Prepaid royalty	—	6.0	—	6.0
Property, plant and equipment	30.9	8.4	30.9	8.4
Unrealized losses	16.7	4.2	16.7	4.2
Intangibles	8.5	3.7	8.5	3.7
Investment in subsidiaries	0.4	—	0.4	—
Net operating loss and credit carry forwards	410.1	402.8	397.2	394.9
Other	24.5	24.1	24.4	23.8
Total deferred tax assets	599.7	587.9	584.7	576.9
Deferred tax liabilities
Property, plant and equipment	34.4	20.1	34.4	20.1
Unrealized gains	5.7	5.1	5.7	5.1
Intangibles	708.7	813.4	708.7	813.4
Investment in partnership	91.5	—	91.5	—
Taxes on unremitted foreign earnings	2.8	2.7	2.8	2.7
Other	1.6	15.3	1.6	15.3
Total deferred tax liabilities	844.7	856.6	844.7	856.6
Net deferred tax liabilities	(245.0)	(268.7)	(260.0)	(279.7)
Valuation allowance	(266.2)	(245.7)	(266.2)	(245.7)
Net deferred tax liabilities, net valuation allowance	$(511.2)	$(514.4)	$(526.2)	$(525.4)
Reported as:
Deferred charges and other	$20.2	$18.3	$5.2	$7.3
Deferred taxes (noncurrent liability)	(531.4)	(532.7)	(531.4)	(532.7)
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

During the year ended September 30, 2017, the Company concluded that sufficient evidence existed that substantially all of its non-US subsidiaries had invested or would invest their respective undistributed earnings indefinitely or that the earnings would be remitted in a tax-free manner. As a result, the Company recognized approximately $33.4 million in tax benefit for reducing the deferred tax liability on those earnings that had been established in prior years. The Company provided residual tax expense of $5.7 million on earnings deemed to be repatriated under US tax law for the year ended September 30, 2017. The tax benefit was recognized as an addition to net operating loss and credit carryforwards deferred tax assets.

During the year ended September 30, 2016, the Company provided $33.7 million of residual taxes on undistributed foreign earnings and $3.0 million in tax expense on earnings deemed to be repatriated under subpart F of the US tax law. The residual domestic taxes from foreign earnings were recognized as a reduction to net operating loss and credit carryforwards deferred tax assets.

Remaining undistributed earnings of the Company’s foreign operations are $302.5 million at September 30, 2017, and are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on those earnings. If at some future date these earnings cease to be permanently invested, the Company may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts, which cannot be reasonably estimated at this time.

As of September 30, 2017, the Company has U.S. federal net operating loss carryforwards (“NOLs”) of $703.5 million with a federal tax benefit of $246.2 million, tax benefits related to state NOLs of $70.8 million and capital loss carryforwards of $19.8 million with a federal and state tax benefit of $7.5 million. The Company has an additional $4.3 million of federal and state NOLs for which benefits will be recorded to Additional Paid-in Capital when these carryforwards are used. These NOLs expire through years ending in 2037. As of September 30, 2017, the Company has foreign NOLs of $169.2 million and tax benefits of $47.4 million, which will expire beginning in the Company's fiscal year ending September 30, 2018. Certain of the foreign NOLs have indefinite carryforward periods. The Company is subject to an annual limitation on the use of its NOLs that arose prior to its emergence from bankruptcy in the fiscal year ended September 30, 2009. The Company has had multiple changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, that subject the Company’s U.S. federal and state NOLs and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change and the effects of subsequent ownership changes (as defined for tax purposes), if any. In addition, separate return year limitations apply to limit the Company’s utilization of the acquired Russell Hobbs U.S. federal and state NOLs to future income of the Russell Hobbs subgroup. Due to these limitations, the Company estimates, as of September 30, 2017, that $468.9 million of the total U.S. federal NOLs with a federal tax benefit of $164.1 million and $16.7 million of the tax benefit related to state NOLs will expire unused even if the Company generates sufficient income to otherwise use all of its NOLs. The Company also projects, as of September 30, 2017, that $45.7 million of tax benefits related to foreign NOLs will not be used. The Company has provided a full valuation allowance against these deferred tax assets.

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

The Company released $111.1 million of domestic valuation allowance during the year ended September 30, 2016. Approximately $25.1 million of the domestic valuation allowance release resulted from additional deferred tax assets created by the adoption of ASU No. 2016-09, effective as of October 1, 2015. In December 2015, the Company received a ruling from the Internal Revenue Service (“IRS”) which resulted in $87.8 million of U.S. net operating losses being restored and a release of $16.2 million of domestic valuation allowance from additional deferred tax assets created by the IRS ruling. The Company recorded tax expense of $14.7 million related to additional valuation allowance on state NOLs during the year ended September 30, 2017.

As of September 30, 2017, the valuation allowance was $266.2 million, of which $217.1 million is related to U.S. net deferred tax assets and $49.1 million is related to foreign net deferred tax assets. As of September 30, 2016, the valuation allowance was $245.7 million, of which $203.7 million is related to U.S. net deferred tax assets and $42.0 million is related to foreign net deferred tax assets. As of September 30, 2015, the valuation allowance was $305.4 million, of which $268.7 million is related to U.S. net deferred tax assets and $36.7 million is related to foreign net deferred tax assets. During the year ended September 30, 2017, the Company increased its valuation allowance for deferred tax assets by $20.5 million of which $13.4 million is related to an increase in valuation allowance against U.S. net deferred tax assets and $7.1 million related to an increase in the valuation allowance against foreign net deferred tax assets. During the year ended September 30, 2016, the Company decreased its valuation allowance for deferred tax assets by $59.7 million, of which $65.0 million is related to a decrease in valuation allowance against U.S. net deferred tax assets and $5.3 million related to an increase in the valuation allowance against foreign net deferred tax assets.

The total amount of unrecognized tax benefits at September 30, 2017 and 2016 are $34.6 million and $47.4 million, respectively. If recognized in the future, $34.6 million of the unrecognized tax benefits as of September 30, 2017 will impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2017 and 2016 the Company had $3.3 million and $3.2 million, respectively, of accrued interest and penalties related to uncertain tax positions. The impact on income tax expense related to interest and penalties for the years ended September 30, 2017, 2016 and 2015 was a net increase of $0.1 million, $0.4 million and $0.9 million, respectively. The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended September 30, 2017, 2016 and 2015:

(in millions)	2017	2016	2015
Unrecognized tax benefits, beginning of year	$47.4	$14.1	$11.3
Gross increase - tax positions in prior period	6.7	29.9	4.1
Gross decrease - tax positions in prior period	(0.5)	(0.4)	(1.9)
Gross increase - tax positions in current period	4.2	4.4	1.8
Settlements	(22.9)	(0.6)	(0.9)
Lapse of statutes of limitations	(0.3)	—	(0.3)
Unrecognized tax benefits, end of year	$34.6	$47.4	$14.1
The decrease in unrecognized tax benefits for the year ended September 30, 2017 includes a reduction of $22.9 million from an unfavorable court ruling regarding the German tax treatment of certain assets as amortizable. The reduction did not impact income tax expense in the year ended September 30, 2017 since the Company also reduced the corresponding income tax receivable. The Company is continuing to maintain tax contingency reserves for certain portions of this case that are still under review.

The increase in unrecognized tax benefits for the year ended September 30, 2016 includes a $25.5 million expense to record a tax contingency reserve for the tax exposure subject to the German Federal Court ruling received in the year ended September 30, 2017. During the year ended September 30, 2016, a local court had ruled against the Company’s characterization of certain assets as amortizable under Germany tax law.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2013 are closed. However, the federal NOLs from the Company’s fiscal years ended September 30, 2013 and prior are subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforwards are utilized and those years are closed for audit. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen. As of September 30, 2017, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next twelve months some portion of previously unrecognized tax benefits could be recognized.

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

Jefferies LLC (“Jefferies”), a wholly owned subsidiary of Leucadia National Corporation, which through subsidiaries beneficially owns more than 10% of the outstanding common stock of HRG, which in turn owns 58% of the Company’s outstanding common stock. For the year ended September 30, 2016, Jefferies acted as one of the initial purchasers for SBI’s offering of €425 million of its 4.00% Notes due 2026, for which Jefferies received $0.3 million in discounts, commissions and reimbursements of expenses. For the year ended September 30, 2015, Jefferies acted as (i) one of the initial purchasers for SBI’s offering of $1.0 billion of its 5.75% Notes due 2025, for which Jefferies received $2.6 million in discounts, commissions and reimbursements of expenses, (ii) one of the underwriters for the Company’s $575 million offering of common stock in May 2015, for which Jefferies received $1.5 million in discounts, commissions and reimbursements of expenses, and (iii) one of the financing institutions that committed to provide “back stop” bridge facilities in an aggregate amount of $1.5 billion in connection with the financing of the AAG acquisition, for which Jefferies received $2.1 million in fees and reimbursements of expenses

NOTE 16 - SHARE BASED COMPENSATION
On October 21, 2010, the Board adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “Equity Plan”). The Equity Plan has been subsequently amended to increase the number of shares issuable under the Equity Plan to 7,126,676 shares of common stock of the Company, net of cancellations.
The Company measures the compensation expense of its Restricted Stock Units (“RSUs”), based on the fair value of the awards, as determined based on the market price of the Company’s shares of common stock on the grant date and recognizes these costs on a straight-line basis over the requisite period of the awards. Certain RSUs are performance-based awards that are dependent upon achieving specified financial metrics over a designated period of time. In addition to RSUs, the Company also provides for a portion of its annual management incentive compensation plan to be paid in common stock of the Company, in lieu of cash payment, and is considered a liability plan. Share based compensation expense is recognized as General and Administrative Expenses on the Consolidated Statements of Income. The following is a summary of share based compensation expense for the years ended September 30, 2017, 2016 and 2015:

Share Based Compensation Expense (in millions)	2017	2016	2015
SBH	$57.2	$64.4	$47.6
SB/RH	54.4	59.3	41.8
Total share based compensation expense associated with the annual management incentive compensation plan was $17.0 million, $10.0 million and $10.0 million for the years ended September 30, 2017, 2016 and 2015, respectively. The remaining unamortized compensation cost related to non-vested RSUs at September 30, 2017 is $20.9 million and $20.7 million for the SBH and SB/RH, respectively. The following is a summary of activity of the RSUs granted in the year ended September 30, 2017:

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
Time-based grants	0.3	$133.05	$39.3	0.3	$132.93	$37.8
Performance-based grants
Vesting in less than 12 months	—	$137.54	$0.1	—	$137.54	$0.1
Vesting in 12 to 24 months	0.1	122.65	13.0	0.1	122.65	13.0
Vesting in more than 24 months	0.3	122.43	36.0	0.3	122.43	$36
Total performance-based grants	0.4	$122.39	$49.1	0.4	$122.53	$49.1
Total grants	0.7	$127.00	$88.4	0.7	$126.85	$86.9

The following is a summary of the RSU activity for the years ended September 30, 2017, 2016 and 2015:

	SBH			SB/RH
		Weighted			Weighted
		Average			Average
		Grant Date	Fair Value		Grant Date	Fair Value
(in millions, except per share data)	Shares	Fair Value	at Grant Date	Shares	Fair Value	at Grant Date
At September 30, 2014	0.8	$67.66	$56.0	0.8	$67.90	$54.6
Granted	0.6	92.51	52.9	0.5	93.12	42.3
Forfeited	(0.1)	85.16	(5.3)	(0.1)	85.16	(5.3)
Vested	(0.7)	69.00	(50.4)	(0.7)	68.98	(49.5)
At September 30, 2015	0.6	87.50	$53.2	0.5	87.71	$42.1
Granted	0.6	94.88	56.0	0.6	95.00	54.1
Forfeited	(0.1)	92.26	(6.6)	(0.1)	92.26	(6.6)
Vested	(0.5)	86.97	(47.8)	(0.5)	86.78	(44.3)
At September 30, 2016	0.6	$94.97	$54.8	0.5	$96.92	$45.3
Granted	0.7	127.00	88.4	0.7	126.85	86.9
Forfeited	—	118.89	(1.4)	—	118.89	(1.4)
Vested	(0.5)	109.03	(54.6)	(0.5)	111.98	(48.4)
At September 30, 2017	0.8	$114.67	$87.2	0.7	$116.32	$82.4

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in the components of accumulated other comprehensive income (loss), net of taxes, was as follows:

	Foreign		Employee
	Currency	Hedging	Benefit
(in millions)	Translation	Activity	Plans	Total
Year Ended September 30, 2015
Accumulated other comprehensive (loss) income, as of September 30, 2014	(39.5)	9.2	(32.8)	(63.1)
Other comprehensive (loss) income before reclassification	(113.0)	11.3	(12.9)	(114.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(27.5)	1.4	(26.1)
Other comprehensive loss	(113.0)	(16.2)	(11.5)	(140.7)
Deferred tax effect	—	5.2	3.9	9.1
Deferred tax valuation allowance	—	(2.2)	(3.4)	(5.6)
Other comprehensive loss, net of tax	(113.0)	(13.2)	(11.0)	(137.2)
Other comprehensive loss attributable to non-controlling interest	(0.2)	—	—	(0.2)
Other comprehensive loss attributable to controlling interest	(112.8)	(13.2)	(11.0)	(137.0)
Accumulated other comprehensive loss, as of September 30, 2015	(152.3)	(4.0)	(43.8)	(200.1)
Year Ended September 30, 2016
Other comprehensive (loss) income before reclassification	(6.2)	11.1	(41.4)	(36.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.1)	2.4	1.3
Other comprehensive (loss) income	(6.2)	10.0	(39.0)	(35.2)
Deferred tax effect	(2.3)	(2.8)	10.9	5.8
Deferred tax valuation allowance	—	(0.1)	(0.1)	(0.2)
Other comprehensive (loss) income, net of tax	(8.5)	7.1	(28.2)	(29.6)
Other comprehensive loss attributable to non-controlling interest	(0.3)	—	—	(0.3)
Other comprehensive (loss) income attributable to controlling interest	(8.2)	7.1	(28.2)	(29.3)
Accumulated other comprehensive (loss) income, as of September 30, 2016	(160.5)	3.1	(72.0)	(229.4)
Year Ended September 30, 2017
Other comprehensive income (loss) before reclassification	32.0	(31.6)	22.6	23.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10.8)	5.5	(5.3)
Other comprehensive income (loss)	32.0	(42.4)	28.1	17.7
Deferred tax effect	(3.1)	13.3	(8.5)	1.7
Deferred tax valuation allowance	0.2	—	—	0.2
Other comprehensive income (loss), net of tax	29.1	(29.1)	19.6	19.6
Other comprehensive loss attributable to non-controlling interest	(0.2)	—	—	(0.2)
Other comprehensive income (loss) attributable to controlling interest	29.3	(29.1)	19.6	19.8
Accumulated other comprehensive loss, as of September 30, 2017	$(131.2)	$(26.0)	$(52.4)	$(209.6)
See Note 12 - Derivatives for further detail on the Company’s derivative hedging activity. See Note 13 - Employee Benefit Plans for further detail over the Company’s defined benefit plans.

NOTE 18 - COMMITMENTS AND CONTINGENCIES
The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. The Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

Environmental. The Company has provided for the estimated costs of $4.4 million, as of September 30, 2017 and September 30, 2016, associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of September 30, 2017 and September 30, 2016, the Company recognized $7.1 million and $8.0 million in product liability accruals, respectively, included in Other Current Liabilities on the Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $6.8 million and $7.5 million of warranty accruals as of September 30, 2017 and September 30, 2016, respectively, included in Other Current Liabilities on the Consolidated Statement of Financial Statement.

Product Safety Recall. On June 10, 2017, the Company initiated a voluntary safety recall of various rawhide chew products for dogs sold by the Company’s PET segment due to possible chemical contamination. As a result, the Company recognized a loss related to the recall of $35.8 million for the year ended September 30, 2017, which comprised of inventory write-offs of $15.0 million for inventory at our distribution centers and production facilities that were either disposed or to be disposed, customer losses of $7.1 million for returned or disposed product held by our customers, and $13.7 million of incremental costs to dispose of product and operational expenses incurred during a temporary shutdown of production facilities. The Company suspended production at facilities impacted by the product safety recall, completed a comprehensive manufacturing review and subsequently recommenced production during the fourth quarter ended September 30, 2017. The amounts for customer losses reflect the cost of the affected products returned to or replaced by the Company and the expected cost to reimburse customers for costs incurred by them related to the recall. The incremental costs incurred directly by the company do not include lost earnings associated with interruption of production at the Company’s facilities, or the costs to put into place corrective and preventative actions at those facilities. As of September 30, 2017, the Company has an outstanding accrual of $5.8 million associated with expected customer losses and disposal costs. The Company’s estimates for losses related to the recall are provisional and were determined based on an assessment of information currently available and may be revised in subsequent periods as the Company continues to work with its customers to substantiate claims received to date and any additional claims that may be received. There have been no lawsuits or claims filed against the Company related to the recalled product.

NOTE 19 - SEGMENT INFORMATION
The Company identifies its segments based upon the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company manufactures, markets and/or distributes multiple product lines through various distribution networks, and in multiple geographic regions. The Company manages its business in five vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery, electric personal care and small appliances businesses; (ii) Hardware & Home Improvement, which consists of the Company’s worldwide hardware, home improvement and plumbing businesses; (iii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business; (iv) Home and Garden, which consists of the Company’s home and garden and insect control businesses; and (v) Global Auto Care, and consists of the Company’s automotive appearance and performance products. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives, and has a president responsible for the sales and marketing initiatives and financial results for product lines within the segment. Net sales attributable to foreign countries are determined based on the domiciled country of the customer.
Net sales relating to the segments of the Company for the years ended September 30, 2017, 2016 and 2015 are as follows:

	SBH
Net sales to external customers (in millions)	2017	2016	2015
Consumer batteries	$865.6	$840.7	$829.5
Small appliances	626.9	656.0	734.6
Personal care	505.4	513.6	528.1
Global Batteries & Appliances	1,997.9	2,010.3	2,092.2
Hardware & Home Improvement	1,276.1	1,241.0	1,205.5
Global Pet Supplies	793.2	825.7	758.2
Home and Garden	493.3	509.0	474.0
Global Auto Care	446.9	453.7	160.5
Net sales	$5,007.4	$5,039.7	$4,690.4
The Chief Operating Decision Maker uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes (i) share based compensation expense as it is a non-cash based compensation cost; (ii) acquisition and integration costs that consist of transaction costs from acquisition transactions during the period, or subsequent integration related project costs directly associated with the acquired business; (iii)

restructuring and related costs, which consist of project costs associated with restructuring initiatives across the segments; (iv) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition; (v) non-cash asset impairments or write-offs realized; (vi) and other. During the year ended September 30, 2017, other adjustments consisted of estimated costs for a non-recurring voluntary recall of rawhide product by the PET segment (see Note 18 - Commitments and Contingencies in Notes to the Consolidated Financial Statements, included elsewhere within this annual report for further details), professional fees associated with non-acquisition based strategic initiatives of the Company (SBH only) and the devaluation of cash and cash equivalents denominated in Venezuelan currency. During the year ended September 30, 2016, other adjustments consisted of costs associated with the onboarding of a key executive and the involuntary transfer of inventory. During the year ended September 30, 2015, other consisted of costs associated with the exiting of a key executive, coupled with onboarding a key executive, plus a devaluation of cash and cash equivalents denominated in Venezuelan currency.

Segment Adjusted EBITDA in relation to the Company’s reportable segments for the years ended September 30, 2017, 2016 and 2015, is as follows:

	SBH			SB/RH
Segment Adjusted EBITDA (in millions)	2017	2016	2015	2017	2016	2015
Global Batteries & Appliances	$316.5	$311.4	$306.9	$316.5	$311.4	$306.9
Hardware & Home Improvement	254.4	241.6	225.5	254.4	241.6	225.5
Global Pet Supplies	142.7	140.1	124.5	142.7	140.1	124.5
Home and Garden	133.0	138.3	124.5	133.0	138.3	124.5
Global Auto Care	148.4	153.4	47.3	148.4	153.4	47.3
Total Segment Adjusted EBITDA	995.0	984.8	828.7	995.0	984.8	828.7
Depreciation and amortization	198.7	183.0	170.0	198.7	183.0	170.0
Share-based compensation	57.2	64.4	47.6	54.4	59.3	41.8
Corporate expenses	39.3	32.0	28.1	38.6	31.4	27.5
Acquisition and integration related charges	20.9	36.7	58.8	20.9	36.7	58.8
Restructuring and related charges	62.5	15.2	28.7	62.5	15.2	28.7
Interest expense	211.1	250.0	271.9	211.5	250.0	271.9
Write-off from impairment of intangible assets	16.3	4.7	—	16.3	4.7	—
Inventory acquisition step-up	3.3	—	21.7	3.3	—	21.7
Venezuela devaluation	0.4	—	2.5	0.4	—	2.5
Pet safety recall	35.8	—	—	35.8	—	—
Other	4.9	1.2	6.1	—	1.2	6.1
Income from operations before income taxes	$344.6	$397.6	$193.3	$352.6	$403.3	$199.7
Other financial information relating to the segments of SBH and SB/RH is as follows for the years ended September 30, 2017, 2016 and 2015 and as of September 30, 2017 and 2016:

Depreciation and amortization (in millions)	2017	2016	2015
Global Batteries & Appliances	$78.6	$72.2	$71.0
Hardware & Home Improvement	38.3	35.4	39.4
Global Pet Supplies	43.1	42.7	39.7
Home and Garden	17.6	15.2	13.3
Global Auto Care	21.1	17.5	6.6
Total segments	198.7	183.0	170.0
Corporate	—	—	—
Total depreciation and amortization	$198.7	$183.0	$170.0

	SBH
Capital expenditures (in millions)	2017	2016	2015
Global Batteries & Appliances	$48.8	$49.6	$48.9
Hardware & Home Improvement	25.4	22.3	16.3
Global Pet Supplies	20.2	14.4	10.4
Home and Garden Business	6.5	6.9	12.3
Global Auto Care	14.1	2.0	1.2
Total segment capital expenditures	115.0	95.2	89.1
Corporate	—	—	—
Total capital expenditures	$115.0	$95.2	$89.1

	SBH		SB/RH
Segment total assets (in millions)	2017	2016	2017	2016
Global Batteries & Appliances	$2,059.2	$2,045.0	$2,059.2	$2,045.0
Hardware & Home Improvement	1,698.3	1,594.7	1,698.3	1,594.7
Global Pet Supplies	1,397.1	1,074.1	1,397.1	1,074.1
Home and Garden	546.1	556.8	546.1	556.8
Global Auto Care	1,520.9	1,494.3	1,520.9	1,494.3
Total segment assets	7,221.6	6,764.9	7,221.6	6,764.9
Corporate	198.1	304.2	182.3	288.6
Total assets	$7,419.7	$7,069.1	$7,403.9	$7,053.5
Net sales SBH and SB/RH for the years ended September 30, 2017, 2016 and 2015 and long-lived asset information as of September 30, 2017 and 2016 by geographic area are as follows:

Net sales to external parties - Geographic Disclosure (in millions)	2017	2016	2015
United States	$3,215.2	$3,217.9	$2,907.9
Europe/MEA	1,064.1	1,090.7	1,049.8
Latin America	351.6	372.7	381.5
North America - Other	201.8	192.4	164.0
Asia-Pacific	174.7	166.0	187.2
Net sales	$5,007.4	$5,039.7	$4,690.4

	SBH
Long-lived assets - Geographic Disclosure (in millions)	2017	2016
United States	$487.5	$322.1
Europe/MEA	125.9	141.4
Latin America	39.0	33.6
North America - Other	1.9	3.5
Asia-Pacific	45.6	41.5
Total long-lived assets	$699.9	$542.1
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
The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the years ended September 30, 2017, 2016 and 2015, are as follows:

(in millions, except per share amounts)	2017	2016	2015
Numerator
Net income attributable to controlling interest	$295.8	$357.1	$148.9
Denominator
Weighted average shares outstanding - basic	58.6	59.3	55.6
Dilutive shares	0.4	0.3	0.3
Weighted average shares outstanding - diluted	59.0	59.6	55.9
Earnings per share
Basic earnings per share	$5.04	$6.02	$2.68
Diluted earnings per share	$5.02	$5.99	$2.66
Weighted average number of anti-dilutive shares excluded from denominator
Restricted stock units	0.2	0.1	0.1
Performance based restricted stock units are considered anti-dilutive if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period.

NOTE 21 - GUARANTOR STATEMENTS - SB/RH
Spectrum Brands, Inc. (“SBI”) with SB/RH as a parent guarantor (collectively, the “Parent”), with SBI’s domestic subsidiaries as subsidiary guarantors, has issued the 6.625% Notes under the 2020/22 Indenture, 6.125% Notes under the 2024 Indenture, the 5.75% Notes under the 2025 Indenture and the 4.00% Notes under the 2026 Indenture.

The following consolidating financial statements illustrate the components of the consolidated financial statements of SB/RH Holdings, LLC. The ‘Parent’ consists of the financial statements of Spectrum Brands, Inc. as the debt issuer, with SB/.RH Holdings, LLC as a parent guarantor, without consolidated entities. SB/RH Holdings, LLC financial information is not presented separately as there are no independent assets or operations and is therefore determined not to be material. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions.

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6.0	$4.8	$157.4	$—	$168.2
Trade receivables, net	174.1	102.4	249.6	—	526.1
Intercompany receivables	0.7	1,288.1	335.4	(1,624.2)	—
Other receivables	9.2	4.7	29.8	(1.0)	42.7
Inventories	305.8	205.6	288.8	(24.7)	775.5
Prepaid expenses and other	45.0	8.8	40.0	0.1	93.9
Total current assets	540.8	1,614.4	1,101.0	(1,649.8)	1,606.4
Property, plant and equipment, net	270.4	179.0	250.5	—	699.9
Long-term intercompany receivables	317.2	96.6	12.5	(426.3)	—
Deferred charges and other	248.0	3.0	51.0	(254.4)	47.6
Goodwill	699.4	1,569.4	357.2	—	2,626.0
Intangible assets, net	992.9	1,046.0	385.1	—	2,424.0
Investments in subsidiaries	4,730.1	1,290.3	—	(6,020.4)	—
Total assets	$7,798.8	$5,798.7	$2,157.3	$(8,350.9)	$7,403.9
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$14.8	$4.3	$21.5	$(3.9)	$36.7
Accounts payable	273.5	108.5	345.6	—	727.6
Intercompany accounts payable	1,629.6	—	—	(1,629.6)	—
Accrued wages and salaries	31.7	2.4	53.4	—	87.5
Accrued interest	48.5	—	0.1	—	48.6
Other current liabilities	70.9	26.2	112.4	(1.0)	208.5
Total current liabilities	2,069.0	141.4	533.0	(1,634.5)	1,108.9
Long-term debt, net of current portion	3,666.7	92.1	45.2	—	3,804.0
Long-term intercompany debt	12.6	302.1	102.4	(417.1)	—
Deferred income taxes	177.9	526.9	86.8	(260.2)	531.4
Other long-term liabilities	18.4	6.1	99.7	—	124.2
Total liabilities	5,944.6	1,068.6	867.1	(2,311.8)	5,568.5
Shareholder's equity:
Other capital	2,107.1	1,089.9	(1,075.0)	(43.0)	2,079.0
Accumulated (deficit) earnings	(42.8)	3,814.1	2,521.6	(6,335.7)	(42.8)
Accumulated other comprehensive (loss) income	(210.1)	(173.9)	(165.2)	339.6	(209.6)
Total shareholder's equity	1,854.2	4,730.1	1,281.4	(6,039.1)	1,826.6
Non-controlling interest	—	—	8.8	—	8.8
Total equity	1,854.2	4,730.1	1,290.2	(6,039.1)	1,835.4
Total liabilities and equity	$7,798.8	$5,798.7	$2,157.3	$(8,350.9)	$7,403.9

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$98.6	$3.1	$169.1	$—	$270.8
Trade receivables, net	179.5	68.7	234.4	—	482.6
Intercompany receivables	—	909.1	233.4	(1,142.5)	—
Other receivables	—	5.5	56.3	(6.2)	55.6
Inventories	372.8	104.3	281.1	(17.6)	740.6
Prepaid expenses and other	42.8	4.4	32.1	(0.5)	78.8
Total current assets	693.7	1,095.1	1,006.4	(1,166.8)	1,628.4
Property, plant and equipment, net	241.1	77.6	223.4	—	542.1
Long-term intercompany receivables	365.4	187.3	13.7	(566.4)	—
Deferred charges and other	180.5	0.9	41.5	(190.8)	32.1
Goodwill	912.1	1,154.5	411.8	—	2,478.4
Intangible assets, net	1,341.5	628.5	402.5	—	2,372.5
Investments in subsidiaries	3,497.8	1,258.1	(2.9)	(4,753.0)	—
Total assets	$7,232.1	$4,402.0	$2,096.4	$(6,677.0)	$7,053.5
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$143.6	$1.4	$19.9	$(0.9)	$164.0
Accounts payable	257.5	58.4	264.2	—	580.1
Intercompany accounts payable	1,157.0	—	—	(1,157.0)	—
Accrued wages and salaries	63.9	6.6	52.4	—	122.9
Accrued interest	39.3	—	—	—	39.3
Other current liabilities	88.0	11.0	95.5	(6.2)	188.3
Total current liabilities	1,749.3	77.4	432.0	(1,164.1)	1,094.6
Long-term debt, net of current portion	3,402.5	20.5	33.2	—	3,456.2
Long-term intercompany debt	12.8	346.1	192.6	(551.5)	—
Deferred income taxes	189.0	459.2	80.3	(195.8)	532.7
Other long-term liabilities	39.5	1.0	100.1	—	140.6
Total liabilities	5,393.1	904.2	838.2	(1,911.4)	5,224.1
Shareholder's equity:
Other capital	2,060.9	152.3	(954.0)	741.7	2,000.9
Accumulated earnings (deficit)	8.0	3,551.6	2,362.1	(5,913.6)	8.1
Accumulated other comprehensive (loss) income	(229.9)	(206.1)	(199.7)	406.3	(229.4)
Total shareholder's equity	1,839.0	3,497.8	1,208.4	(4,765.6)	1,779.6
Non-controlling interest	—	—	49.8	—	49.8
Total equity	1,839.0	3,497.8	1,258.2	(4,765.6)	1,829.4
Total liabilities and equity	$7,232.1	$4,402.0	$2,096.4	$(6,677.0)	$7,053.5

Statement of Income		Guarantor	Nonguarantor
Year ended September 30, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,999.6	$1,963.8	$2,636.6	$(1,592.6)	$5,007.4
Cost of goods sold	1,344.9	1,393.0	1,959.9	(1,583.5)	3,114.3
Restructuring and related charges	—	18.0	0.3	—	18.3
Gross profit	654.7	552.8	676.4	(9.1)	1,874.8
Selling	269.0	176.6	337.6	(2.0)	781.2
General and administrative	231.6	85.4	65.9	—	382.9
Research and development	34.2	14.0	11.3	—	59.5
Acquisition and integration related charges	15.7	2.1	3.1	—	20.9
Restructuring and related charges	28.4	7.6	8.2	—	44.2
Write-off from impairment of intangible assets	—	16.3	—	—	16.3
Total operating expense	578.9	302.0	426.1	(2.0)	1,305.0
Operating income (loss)	75.8	250.8	250.3	(7.1)	569.8
Interest expense	184.6	18.7	8.2	—	211.5
Other non-operating (income) expense, net	(357.1)	(192.3)	1.1	554.0	5.7
Income from operations before income taxes	248.3	424.4	241.0	(561.1)	352.6
Income tax (benefit) expense	(52.9)	59.9	45.2	(0.8)	51.4
Net income (loss)	301.2	364.5	195.8	(560.3)	301.2
Net income attributable to non-controlling interest	—	—	1.3	—	1.3
Net income (loss) attributable to controlling interest	$301.2	$364.5	$194.5	$(560.3)	$299.9

Statement of Income		Guarantor	Nonguarantor
Year ended September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$2,466.2	$1,461.2	$2,621.0	$(1,508.7)	$5,039.7
Cost of goods sold	1,671.2	1,011.6	1,943.1	(1,506.6)	3,119.3
Restructuring and related charges	—	—	0.5	—	0.5
Gross profit	795.0	449.6	677.4	(2.1)	1,919.9
Selling	317.9	119.9	340.3	(1.5)	776.6
General and administrative	229.8	76.0	60.9	(0.1)	366.6
Research and development	37.2	6.4	15.1	—	58.7
Acquisition and integration related charges	21.5	3.2	12.0	—	36.7
Restructuring and related charges	4.9	5.7	4.1	—	14.7
Write-off from impairment of intangible assets	4.7	—	—	—	4.7
Total operating expense	616.0	211.2	432.4	(1.6)	1,258.0
Operating income (loss)	179.0	238.4	245.0	(0.5)	661.9
Interest expense	214.0	19.9	16.1	—	250.0
Other non-operating (income) expense, net	(381.1)	(196.4)	9.0	577.1	8.6
Income from operations before income taxes	346.1	414.9	219.9	(577.6)	403.3
Income tax (benefit) expense	(6.2)	36.6	23.4	(2.8)	51.0
Net income (loss)	352.3	378.3	196.5	(574.8)	352.3
Net income attributable to non-controlling interest	—	—	0.4	—	0.4
Net income (loss) attributable to controlling interest	$352.3	$378.3	$196.1	$(574.8)	$351.9

Statement of Income		Guarantor	Nonguarantor
Year ended September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$2,385.1	$759.6	$2,534.0	$(988.3)	$4,690.4
Cost of goods sold	1,657.0	492.4	1,845.5	(976.9)	3,018.0
Restructuring and related charges	—	—	2.1	—	2.1
Gross profit	728.1	267.2	686.4	(11.4)	1,670.3
Selling	291.4	89.5	340.8	(1.0)	720.7
General and administrative	218.8	40.4	73.2	—	332.4
Research and development	33.4	3.3	14.6	—	51.3
Acquisition and integration related charges	40.8	5.7	12.3	—	58.8
Restructuring and related charges	34.0	0.6	(8.0)	—	26.6
Total operating expense	618.4	139.5	432.9	(1.0)	1,189.8
Operating income (loss)	109.7	127.7	253.5	(10.4)	480.5
Interest expense	235.4	6.9	29.6	—	271.9
Other non-operating (income) expense, net	(207.1)	(151.5)	4.8	362.7	8.9
Income from operations before income taxes	81.4	272.3	219.1	(373.1)	199.7
Income tax (benefit) expense	(74.4)	66.3	52.9	(0.9)	43.9
Net income (loss)	155.8	206.0	166.2	(372.2)	155.8
Net income (loss) attributable to non-controlling interest	0.4	0.9	0.9	(1.8)	0.4
Net income (loss) attributable to controlling interest	$155.4	$205.1	$165.3	$(370.4)	$155.4

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year ended September 30, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$301.2	$364.5	$195.8	$(560.3)	$301.2
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	29.1	31.9	34.3	(66.2)	29.1
Unrealized (loss) gain on derivative instruments	(29.1)	(15.1)	(15.0)	30.1	(29.1)
Defined benefit pension gain (loss)	19.6	14.7	14.6	(29.3)	19.6
Other comprehensive (loss) income	19.6	31.5	33.9	(65.4)	19.6
Comprehensive income (loss)	320.8	396.0	229.7	(625.7)	320.8
Comprehensive loss attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to controlling interest	$320.8	$396.0	$229.9	$(625.7)	$321.0

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year ended September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$352.3	$378.3	$196.5	$(574.8)	$352.3
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(8.5)	(8.4)	(6.0)	14.4	(8.5)
Unrealized gain (loss) on derivative instruments	7.1	3.2	3.2	(6.4)	7.1
Defined benefit pension (loss) gain	(28.2)	(25.4)	(25.3)	50.7	(28.2)
Other comprehensive (loss) income	(29.6)	(30.6)	(28.1)	58.7	(29.6)
Comprehensive income (loss)	322.7	347.7	168.4	(516.1)	322.7
Comprehensive loss attributable to non-controlling interest	—	—	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to controlling interest	$322.7	$347.7	$168.7	$(516.1)	$323.0

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year ended September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$155.8	$206.0	$166.2	$(372.2)	$155.8
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(112.8)	(113.7)	(113.7)	227.2	(113.0)
Unrealized (loss) gain on derivative instruments	(13.2)	(7.9)	(7.9)	15.8	(13.2)
Defined benefit pension (loss) gain	(11.0)	(2.2)	(2.2)	4.4	(11.0)
Other comprehensive (loss) income	(137.0)	(123.8)	(123.8)	247.4	(137.2)
Comprehensive income (loss)	18.8	82.2	42.4	(124.8)	18.6
Comprehensive (loss) income attributable to non-controlling interest	(0.2)	(0.2)	(0.2)	0.4	(0.2)
Comprehensive income (loss) attributable to controlling interest	$19.0	$82.4	$42.6	$(125.2)	$18.8

Statement of Cash Flows		Guarantor	Nonguarantor
Year ended September 30, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$647.8	$163.9	$(129.8)	$(34.3)	$647.6
Cash flows from investing activities	.
Purchases of property, plant and equipment	(47.4)	(25.4)	(42.2)	—	(115.0)
Business acquisitions, net of cash acquired	(304.7)	—	—	—	(304.7)
Proceeds from sales of property, plant and equipment	0.2	0.3	4.1	—	4.6
Other investing activities	—	(1.2)	(0.3)	—	(1.5)
Net cash used by investing activities	(351.9)	(26.3)	(38.4)	—	(416.6)
Cash flows from financing activities
Proceeds from issuance of debt	250.0	—	15.6	—	265.6
Payment of debt	(214.9)	—	(17.7)	—	(232.6)
Payment of debt issuance costs	(5.9)	—	—	—	(5.9)
Payment of cash dividends to parent	(350.8)	—	—	—	(350.8)
Purchase of non-controlling interest	(12.6)	—	—	—	(12.6)
Advances related to intercompany transactions	(54.3)	(135.9)	155.9	34.3	—
Net cash (used) provided by financing activities	(388.5)	(135.9)	153.8	34.3	(336.3)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	—	(0.4)	—	(0.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	3.1	—	3.1
Net decrease in cash and cash equivalents	(92.6)	1.7	(11.7)	—	(102.6)
Cash and cash equivalents, beginning of period	98.6	3.1	169.1	—	270.8
Cash and cash equivalents, end of period	$6.0	$4.8	$4.8	$—	$168.2

Statement of Cash Flows		Guarantor	Nonguarantor
Year ended September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(374.4)	$408.9	$(107.7)	$674.8	$601.6
Cash flows from investing activities				—
Purchases of property, plant and equipment	(49.7)	(8.3)	(37.2)	—	(95.2)
Proceeds from sales of property, plant and equipment	0.1	—	0.9	—	1.0
Other investing activities	(1.0)	(3.2)	—	—	(4.2)
Net cash used by investing activities	(50.6)	(11.5)	(36.3)	—	(98.4)
Cash flows from financing activities
Proceeds from issuance of debt	498.9	—	—	—	498.9
Payment of debt	(863.7)	—	(4.4)	—	(868.1)
Payment of debt issuance costs	(9.3)	—	—	—	(9.3)
Payment of cash dividends to parent	(97.2)	—	—	—	(97.2)
Payment of contingent consideration	(3.2)	—	—		(3.2)
Advances related to intercompany transactions	985.1	(402.9)	92.6	(674.8)	—
Net cash provided (used) by financing activities	510.6	(402.9)	88.2	(674.8)	(478.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.4)	—	(1.4)
Net decrease in cash and cash equivalents	85.6	(5.5)	(57.2)	—	22.9
Cash and cash equivalents, beginning of period	13.0	8.6	226.3	—	247.9
Cash and cash equivalents, end of period	$98.6	$3.1	$169.1	$—	$270.8

Statement of Cash Flows		Guarantor	Nonguarantor
Year ended September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(143.5)	$(770.8)	$(1,418.8)	$2,774.9	$441.8
Cash flows from investing activities
Purchases of property, plant and equipment	(45.7)	(13.5)	(29.9)	—	(89.1)
Business acquisitions, net of cash acquired	(1,026.0)	—	(165.1)	—	(1,191.1)
Proceeds from sales of property, plant and equipment	0.1	—	1.3	—	1.4
Other investing activities	—	—	(0.9)	—	(0.9)
Net cash used by investing activities	(1,071.6)	(13.5)	(194.6)	—	(1,279.7)
Cash flows from financing activities
Proceeds from issuance of debt	3,320.3	—	—	—	3,320.3
Payment of debt	(2,521.2)	—	(292.0)	—	(2,813.2)
Payment of debt issuance costs	(38.1)	—	—	—	(38.1)
Payment of cash dividends to parent	(72.1)	—	—	—	(72.1)
Share based tax withholding payments, net of proceeds upon vesting	(2.6)	—	—	—	(2.6)
Advances related to intercompany transactions	8.7	781.7	1,984.5	(2,774.9)	—
Capital contribution from parent	528.3	—	—	—	528.3
Net cash provided (used) by financing activities	1,223.3	781.7	1,692.5	(2,774.9)	922.6
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	—	(2.5)	—	(2.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(27.2)	—	(27.2)
Net decrease in cash and cash equivalents	8.2	(2.6)	49.4	—	55.0
Cash and cash equivalents, beginning of period	4.8	11.2	176.9	—	192.9
Cash and cash equivalents, end of period	$13.0	$8.6	$226.3	$—	$247.9

NOTE 22 - QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
SBH 2017 (in millions, except per share)	September 30, 2017	July 2, 2017	April 2, 2017	January 1, 2017
Net sales	$1,321.7	$1,303.9	$1,169.9	$1,211.8
Gross profit	496.2	473.4	455.2	450.0
Net income attributable to controlling interest	94.9	76.9	58.8	65.2
Basic earnings per share	$1.64	$1.31	$1.00	$1.10
Diluted earnings per share	$1.63	$1.31	$1.00	$1.10

	Quarter Ended
SBH 2016 (in millions, except per share)	September 30, 2016	July 3, 2016	April 3, 2016	January 3, 2016
Net sales	$1,249.8	$1,361.5	$1,209.6	$1,218.8
Gross profit	485.8	530.6	462.8	440.7
Net income attributable to controlling interest	89.0	101.9	92.6	73.6
Basic earnings per share	$1.50	$1.72	$1.56	$1.24
Diluted earnings per share	$1.49	$1.71	$1.55	$1.24

	Quarter Ended
SB/RH 2017 (in millions)	September 30, 2017	July 2, 2017	April 2, 2017	January , 2017
Net sales	$1,321.7	$1,303.9	$1,169.9	$1,211.8
Gross profit	496.2	473.4	455.2	450.0
Net income attributable to controlling interest	96.2	77.7	61.0	65.0

	Quarter Ended
SB/RH 2016 (in millions)	September 30, 2016	July 3, 2016	April 3, 2016	January 3, 2016
Net sales	$1,249.8	$1,361.5	$1,209.6	$1,218.8
Gross profit	485.8	530.6	462.8	440.7
Net income attributable to controlling interest	89.0	105.1	82.5	75.4

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
FS HOLDCO II LTD.

Independent Auditors’ Report
The Board of Directors
FS Holdco II Ltd.:
We have audited the accompanying consolidated financial statements of FS Holdco II Ltd., which comprise the consolidated balance sheets as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity, and cash flows for each of the years in the three-year period ended September 30, 2017, and the related notes to the consolidated financial statements.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of FS Holdco II Ltd., as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2017 in accordance with U.S. generally accepted accounting principles.
Other Matter
Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements as a whole. The supplementary information included in the Supplemental Schedule II - Condensed Financial Information of Parent Only is presented for purposes of additional analysis and is not a required part of the consolidated financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the consolidated financial statements. The information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the consolidated financial statements or to the consolidated financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the consolidated financial statements as a whole.

/s/ KPMG LLP
New York, New York
November 20, 2017

FS HOLDCO II LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	September 30,
	2017	2016
ASSETS
Cash and cash equivalents	$8.0	$17.2
Other assets	0.3	34.7
Assets of businesses held for sale (Note 3)	28,326.2	26,284.3
Total assets	$28,334.5	$26,336.2
LIABILITIES AND SHAREHOLDER’S EQUITY
Debt (Note 6)	$73.1	$102.4
Deferred tax liabilities (Note 8)	—	364.4
Other liabilities	2.5	9.7
Liabilities of businesses held for sale (Note 3)	26,350.7	24,553.8
Total liabilities	26,426.3	25,030.3

Commitments and contingencies (Note 9)

FS Holdco II Ltd. shareholder’s equity (Note 7):
Common stock ($0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding at September 30, 2017 and 2016)	—	—
Additional paid-in capital	499.5	498.4
Retained earnings	534.9	220.4
Accumulated other comprehensive income	436.2	211.6
Total FS Holdco II Ltd. shareholder’s equity	1,470.6	930.4
Noncontrolling interest	437.6	375.5
Total shareholder’s equity	1,908.2	1,305.9
Total liabilities and shareholder’s equity	$28,334.5	$26,336.2
See accompanying notes to consolidated financial statements

FS HOLDCO II LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year ended September 30,
	2017	2016	2015
Revenues:
Net investment income	$1.1	$8.9	$22.3
Total revenues	1.1	8.9	22.3
Expenses:
General and operating expenses	4.0	16.0	34.6
Impairments and bad debt expense	1.8	23.5	88.0
Total expenses	5.8	39.5	122.6
Operating loss	(4.7)	(30.6)	(100.3)
Interest expense	(1.2)	(1.2)	(2.7)
Other income (expense), net	—	0.8	(12.7)
Loss from continuing operations before income taxes	(5.9)	(31.0)	(115.7)
Income tax expense (benefit)	1.1	(6.7)	10.4
Net loss from continuing operations	(7.0)	(24.3)	(126.1)
Income (loss) from discontinued operations, net of tax	379.2	(425.1)	75.9
Net income (loss)	372.2	(449.4)	(50.2)
Less: Net income attributable to noncontrolling interest	43.6	13.7	3.8
Net income (loss) attributable to controlling interest	$328.6	$(463.1)	$(54.0)

Amounts attributable to controlling interest:
Net loss from continuing operations	$(6.9)	$(19.0)	$(106.8)
Net income (loss) from discontinued operations	335.5	(444.1)	52.8
Net income (loss) attributable to controlling interest	$328.6	$(463.1)	$(54.0)
 See accompanying notes to consolidated financial statements.

FS HOLDCO II LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year ended September 30,
	2017	2016	2015
Net income (loss)	$372.2	$(449.4)	$(50.2)
Other comprehensive income (loss):
Unrealized investment gains (losses):
Changes in unrealized investment gains (losses) before reclassification adjustment	176.5	784.5	(643.8)
Net reclassification adjustment for losses included in net income	17.9	8.8	28.8
Changes in unrealized investment gains (losses) after reclassification adjustment	194.4	793.3	(615.0)
Adjustments to intangible assets	(40.3)	(258.3)	219.7
Changes in deferred income tax asset/liability	90.8	(331.0)	138.7
Net unrealized gains (losses) on investments	244.9	204.0	(256.6)
Changes in non-credit related other-than-temporary impairment	—	(1.4)	—
Net change to derive comprehensive income (loss) for the period	244.9	202.6	(256.6)
Comprehensive income (loss)	617.1	(246.8)	(306.8)
Less: Comprehensive income (loss) attributable to the noncontrolling interest:
Net income	43.6	13.7	3.8
Other comprehensive income (loss)	20.6	68.6	(50.6)
	64.2	82.3	(46.8)
Comprehensive income (loss) attributable to the controlling interest	$552.9	$(329.1)	$(260.0)
See accompanying notes to consolidated financial statements.

FS HOLDCO II LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholder's Equity	Noncontrolling Interest	Total Equity
Balances at September 30, 2014	—	$478.3	$764.6	$283.2	$1,526.1	$336.5	$1,862.6
Net loss	—	—	(54.0)	—	(54.0)	3.8	(50.2)
Unrealized investment losses, net	—	—	—	(206.0)	(206.0)	(50.6)	(256.6)
Comprehensive loss					(260.0)	(46.8)	(306.8)
Stock compensation	—	10.1	—	—	10.1	2.4	12.5
Purchases of subsidiary stock	—	(24.4)	—	0.6	(23.8)	7.0	(16.8)
Capital contributions from HRG Group, Inc.	—	36.0	—	—	36.0	—	36.0
Dividends	—	—	(14.6)	—	(14.6)	—	(14.6)
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	(4.0)	(4.0)
Balance at September 30, 2015	—	500.0	696.0	77.8	1,273.8	295.1	1,568.9
Net loss	—	—	(463.1)	—	(463.1)	13.7	(449.4)
Unrealized investment gains, net	—	—	—	134.0	134.0	68.6	202.6
Comprehensive loss				—	(329.1)	82.3	(246.8)
Stock compensation	—	(0.5)	—	—	(0.5)	(0.1)	(0.6)
Purchases of subsidiary stock	—	(3.3)	—	(0.2)	(3.5)	1.6	(1.9)
Capital contributions from HRG Group, Inc.	—	2.2	—	—	2.2	—	2.2
Dividends	—	—	(12.6)	—	(12.6)	—	(12.6)
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	(3.4)	(3.4)
Balance at September 30, 2016	—	498.4	220.3	211.6	930.3	375.5	1,305.8
Net income	—	—	328.6	—	328.6	43.6	372.2
Unrealized investment gains, net	—	—	—	224.3	224.3	20.6	244.9
Comprehensive income				—	552.9	64.2	617.1
Stock compensation	—	1.5	—	—	1.5	0.4	1.9
Purchases of subsidiary stock	—	(1.8)	—	0.3	(1.5)	0.4	(1.1)
Capital contributions from HRG Group, Inc.	—	1.4	—	—	1.4	—	1.4
Dividends	—	—	(14.1)	—	(14.1)	—	(14.1)
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	(2.9)	(2.9)
Balance at September 30, 2017	—	$499.5	$534.8	$436.2	$1,470.5	$437.6	$1,908.1
  See accompanying notes to consolidated financial statements.

FS HOLDCO II LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$372.2	$(449.4)	$(50.2)
Income (loss) from discontinued operations, net of tax	379.2	(425.1)	75.9
Net loss from continuing operations	(7.0)	(24.3)	(126.1)
Adjustments to reconcile net loss to operating cash flows from continuing operations
Depreciation of properties	0.2	0.3	0.4
Impairment of goodwill	—	10.7	—
Loan provision and bad debt expense	1.8	12.8	88.0
Gain on deconsolidation of subsidiary	—	0.9	—
Amortization of debt issuance costs	1.1	1.2	1.2
Deferred income taxes	1.1	(0.9)	16.2
Net recognized gains on investments and derivatives	—	3.2	14.1
Dividends from subsidiaries classified as discontinued operations	12.2	12.2	12.2
Non-cash restructuring and related charges	—	0.5	—
Changes in operating assets and liabilities	(8.3)	(32.5)	2.6
Net change in cash due to continuing operating activities	1.1	(15.9)	8.6
Net change in cash due to discontinued operating activities	360.6	473.3	(10.7)
Net change in cash due to operating activities	361.7	457.4	(2.1)
Cash flows from investing activities:
Cost of investments acquired	—	—	(2.9)
Net asset-based loan repayments	30.9	171.9	263.4
Related party loans and investments	—	—	18.7
Capital expenditures	—	—	(0.2)
Capital contributions to subsidiary classified as discontinued operations	—	—	(24.0)
Proceeds from sales of assets, net of cash surrendered	—	(1.0)	—
Net change in cash due to continuing investing activities	30.9	170.9	255.0
Net change in cash due to discontinued investing activities	(1,216.9)	(1,156.6)	(961.7)
Net change in cash due to investing activities	(1,186.0)	(985.7)	(706.7)
Cash flows from financing activities:
Repayments of debt	(28.5)	(225.3)	(243.1)
Purchases of subsidiary stock, net	—	—	(5.2)
Capital contributions from HRG Group, Inc.	1.4	2.2	36.0
Dividends paid to HRG Group, Inc.	(14.1)	(13.0)	(15.7)
Other financing activities, net	—	1.7	5.3
Net change in cash due to continuing financing activities	(41.2)	(234.4)	(222.7)
Net change in cash due to discontinued financing activities	874.8	1,059.4	860.2
Net change in cash due to financing activities	833.6	825.0	637.5
Net change in cash and cash equivalents	9.3	296.7	(71.3)
Net change in cash and cash equivalents in discontinued operations	18.5	376.1	(112.2)
Net change in cash and cash equivalents in continuing operations	(9.2)	(79.4)	40.9
Cash and cash equivalents at beginning of period	17.2	96.6	55.7
Cash and cash equivalents at end of period	$8.0	$17.2	$96.6
Supplemental disclosures of cash flow information
Interest paid	$—	$7.0	$36.0
See accompanying notes to consolidated financial statements.

FS HOLDCO II LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share and unit figures)
(1) Basis of Presentation and Nature of Operations
FS Holdco II Ltd. (“FS Holdco” and, collectively with its subsidiaries, the “Company”) is a Delaware-domesticated direct, wholly owned subsidiary of HRG Group, Inc. (“HRG”). HRG is a holding company that conducts its operations principally through its operating subsidiaries. HRG’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “HRG.”
FS Holdco is a holding company with holdings in primarily financial services related industries: (i) life insurance and reinsurance through Fidelity & Guaranty Life (“FGL”) and Front Street Re (Delaware) Ltd. (“Front Street”), collectively (the “Insurance Operations”); and (ii) financial and asset management through Salus Capital Partners, LLC (“Salus”).
As described further below, as of September 30, 2017, the Company’s Insurance Operations were classified as held for sale in the accompanying Consolidated Balance Sheets and as discontinued operations in the accompanying Consolidated Statements of Operations and the Consolidated Statements of Cash Flows and reported separately for all periods presented. Any intercompany transactions between FGL and Front Street have been eliminated in the Company’s financial statements. See Note 3, Divestitures.
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
On November 8, 2015, Anbang Insurance Group Co., Ltd. and its affiliates (collectively, “Anbang”) entered into an Agreement and Plan of Merger (the “Anbang/FGL Merger Agreement”) to acquire FGL for $26.80 per share. On April 17, 2017, FGL terminated the Anbang/FGL Merger Agreement. Prior to its termination, the Anbang/FGL Merger Agreement was amended on November 3, 2016 and on February 9, 2017, each time to extend the outside termination date. As a result of the termination of the Anbang/FGL Merger Agreement, FGL had no remaining obligations thereunder.
On May 24, 2017, FGL entered into an Agreement and Plan of Merger (the “FGL Merger Agreement”) with CF Corporation (“CF Corp”), FGL U.S. Holdings Inc., an indirect wholly owned subsidiary of CF Corp (“CF/FGL US”), and FGL Merger Sub Inc., a direct wholly owned subsidiary of CF/FGL US, pursuant to which CF Corp has agreed to acquire FGL for $31.10 per share (the “FGL Merger”).
Pursuant to the FGL Merger Agreement, the consummation of the FGL Merger is subject to the satisfaction or waiver of the following closing conditions, which have been satisfied: (i) on June 16, 2017, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) on August 8, 2017, CF Corp held an extraordinary general meeting in lieu of an annual general meeting of shareholders, at which CF Corp’s shareholders approved, among other items, all of the proposals relating to the FGL Merger Agreement and the FGL Merger; (iii) on August 14, 2017, FGL filed with the SEC and mailed to its stockholders a definitive information statement in connection with the FGL Merger; (iv) on August 24, 2017, the Vermont Department of Financial Regulation granted its required regulatory approval relating to the FGL Merger; and (v) on November 8, 2017, the New York Department of Financial Services granted its required regulatory approval relating to the FGL Merger. In addition, the consummation of the FGL Merger is also subject to satisfaction or waiver of other closing conditions, including the receipt of regulatory approvals from the Iowa Insurance Division (“IID”) and the absence of any law or order enacted, issued or enforced that is in effect and that prevents or prohibits the consummation of the FGL Merger. With respect to the regulatory approvals from the IID, on November 7, 2017, the IID held a public hearing to consider whether the proposed acquisition of control of Fidelity & Guaranty Life Insurance Company complies with the standards set forth under applicable Iowa insurance laws.
FGL expects to be in a position to close the FGL Merger before the end of calendar year 2017; however, the closing of the FGL Merger and the timing thereof is subject to the IID’s regulatory review and approval process, the results of which cannot be assured. In the event the FGL Merger Agreement is terminated, under certain circumstances, FGL may be required to pay a termination fee to CF Corp in an aggregate amount of $50.0.
In a separate transaction, on May 24, 2017, Front Street entered into a Share Purchase Agreement (the “Front Street Purchase Agreement”) pursuant to which, subject to the terms and conditions set forth therein, Front Street has agreed to sell (the “Front

Street Sale”) to CF/FGL US all of the issued and outstanding shares of (i) Front Street Cayman and (ii) Front Street Bermuda (collectively, the “Acquired Companies”). The purchase price is $65.0, subject to customary adjustments for transaction expenses. The definitive documentation contains customary representations, warranties and indemnification obligations. In addition, at the closing of the Front Street Sale, $6.5 of the purchase price will be deposited in escrow for a period of 15 months (as extended to satisfy pending claims at such time) to support certain indemnification obligations of Front Street to CF/FGL US. The required regulatory approvals in connection with the transaction have been received and the closing of the transaction is expected to take place before the end of calendar year 2017, subject to the satisfaction of other customary closing conditions, including the consummation of the FGL Merger. The closing of the FGL Merger is not conditioned upon the closing of the Front Street Sale. Prior to the execution of the Front Street Purchase Agreement, the operations of Front Street were reported in the Company’s Insurance segment.
In addition, on May 24, 2017, HRG, FS Holdco II Ltd. (“FS Holdco”), CF Corp and CF/FGL US entered into an agreement (the “338 Agreement”) pursuant to which CF/FGL US agreed that FS Holdco may, at its option, cause CF/FGL US and FS Holdco to make a joint election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, with respect to the FGL Merger and the deemed share purchases of FGL’s subsidiaries (the “338 Tax Election”). Pursuant to the 338 Agreement, if FS Holdco elects to make the 338 Tax Election, it will be required to pay CF/FGL US $30.0, plus additional specified amounts, in excess of $6.0, determined by reference to FGL’s incremental current tax costs attributable to the 338 Tax Election, if any, and CF/FGL US will be required to pay FS Holdco additional specified amounts, in excess of $6.0, determined by reference to FGL’s incremental current tax savings attributable to the 338 Tax Election, if any. As of the date hereof, the Company expects to exercise the 338 Tax Election. As of September 30, 2017, HRG had approximately $1,840.2 of gross U.S. net operating loss (“NOL”) and capital loss carryforwards - also see Note 8, Income Taxes. If the 338 Tax Election is made, HRG expects to retain such federal NOL and capital loss carryforwards following the sale of its stock in the FGL Merger. If the Company exercises the 338 Tax Election, at September 30, 2017, the Company estimated to receive a $9.6 net payment from CF Corp to HRG, which was reflected in the estimated fair value, less cost to sell of FGL as of September 30, 2017. Nonetheless, there can be no assurance that the Company will receive the expected benefits of such election. In addition, the estimated payment described herein is preliminary and subject to change, and will not be definitively determined until the FGL Merger is closed and the 338 Tax Election is made and the parties to the 338 Agreement complete their review of the election in accordance with the terms of the 338 Agreement. Also, see Note 2, Significant Accounting Policies and Practices and Recent Accounting Pronouncements, “Use of Estimates” section.

(2) Significant Accounting Policies and Practices and Recent Accounting Pronouncements
Principles of Consolidation
The consolidated financial statements include the accounts of FS Holdco and all other entities in which FS Holdco has a controlling financial interest and those variable interest entities (“VIEs”) where the Company is the primary beneficiary. At September 30, 2017, the non-controlling interest component of total equity represented the 19.6% of FGL not owned by FS Holdco. Intercompany accounts and transactions between businesses held for use have been eliminated. Results of operations of acquired companies are included from the dates of acquisition and for VIEs, from the dates that the Company became the primary beneficiary.
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
The Company, through its subsidiary, Salus, primarily uses VIEs for its securitization activities, in which Salus transfers whole loans into a trust or other vehicle such that the assets are legally isolated from the creditors of Salus. Assets held in a trust can only be used to settle obligations of the trust. The creditors of these trusts typically have no recourse to Salus except in accordance with the obligations under standard representations and warranties. When Salus is the servicer of whole loans held in a securitization trust, Salus has the power to direct the most significant activities of the trust. Salus consolidates a whole-loan securitization trust if it has the power to direct the most significant activities and also holds securities issued by the trust or has other contractual arrangements, other than standard representations and warranties, that could potentially be significant to the trust. See Note 4, Securitizations and Variable Interest Entities for additional information on the Company’s investment in consolidated VIEs.
Fiscal Year End
The Company’s fiscal year ends on September 30 and the quarters end on the last calendar day of the months of December, March and June. References herein to Fiscal 2017, 2016 and 2015 refer to the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

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
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is sold or classified as held for sale, in accordance with ASC 360 and Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 2015) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The results of discontinued operations are reported in “Income (loss) from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. Transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale.
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
During Fiscal 2016, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the CorAmerica Capital, LLC (“CorAmerica”) reporting unit. The Company estimated the fair value of the CorAmerica reporting unit using the income approach. Under the income approach, the Company calculated the fair value of the CorAmerica reporting unit based on the present value of estimated future cash flows. Management’s estimate of implied fair value of goodwill was zero and, consequently, resulted in a goodwill impairment charge of $10.7 which was reflected in “Impairments and bad debt expense” on the accompanying Consolidated Statements of Operations for Fiscal 2016.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with ASC Topic 740, Income Taxes.
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

Refer to Note 8, Income Taxes, for further detail.
Revenue Recognition
Net Investment Income
Interest income recorded in “Net investment income,” is recognized when earned, net of related expenses.
Legal Matters and Contingencies
The Company records legal fees and accruals in accordance with ASC Topic 450, “Contingencies”. Contingencies arising from environmental remediation costs, regulatory judgments, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and reasonably estimable.
Interest Expense
Interest expense on the Company’s debt is recognized as due and any associated premiums, discounts, and costs are amortized (accreted) over the term of the related borrowing utilizing the effective interest method.
Comprehensive Income (Loss)
Comprehensive income (loss) includes unrealized gains (losses) and non-credit related to other-than-temporary impairments (“OTTI”) on investment securities classified as available for sale (“AFS”) of businesses held for sale. Net unrealized gains and losses on investment securities classified as AFS by the businesses held for sale are reduced by deferred income taxes and adjustments to intangible assets that would have resulted had such gains and losses been realized. Refer to Note 7, Shareholder’s Equity, for further detail.
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
Refer to Note 5, Fair Value of Financial Instruments, for further detail.
Reclassifications
Certain prior year amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations or accumulated deficit.
Subsequent Events
ASC Topic 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the

Company to evaluate events that occur after the balance sheet date through the date the Company’s financial statements are issued and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued. See Note 1, Basis of Presentation and Nature of Operations, for updates regarding the regulatory approvals related to the FGL Merger and the Front Street Sale. No other significant events occurred subsequent to September 30, 2017.
Newly Adopted Accounting Standards
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU makes changes to the VIE model and voting interest (“VOE”) model consolidation guidance. The Company adopted this ASU using a modified retrospective approach during Fiscal 2017. The adoption of this ASU had no effect on the Company’s Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
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

(3) Divestitures
As previously discussed in Note 1, Basis of Presentation and Nature of Operations, the Insurance Operations were classified as held for sale in the accompanying Consolidated Balance Sheets and as discontinued operations in the accompanying Consolidated Statements of Operations.

The following table summarizes the major categories of assets and liabilities of the Insurance Operations classified as held for sale in the accompanying Consolidated Balance Sheets at September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Assets
Investments, including loans and receivables from affiliates	$23,211.1	$21,160.6
Funds withheld receivables	742.7	671.6
Cash and cash equivalents	914.5	896.0
Accrued investment income	231.3	213.7
Reinsurance recoverable	2,358.8	2,344.4
Deferred acquisition costs and value of business acquired, net	1,163.6	1,065.5
Other assets	125.4	295.3
Write-down of assets of businesses held for sale to fair value less cost to sell	(421.2)	(362.8)
Total assets of businesses held for sale	$28,326.2	$26,284.3
Liabilities
Insurance reserves	$24,989.6	$23,404.6
Debt	405.0	398.8
Accounts payable and other current liabilities	56.2	63.1
Deferred tax liabilities	68.0	9.9
Other liabilities	831.9	677.4
Total liabilities of businesses held for sale	$26,350.7	$24,553.8
In accordance with ASC 360, Property, Plant and Equipment, long-lived assets classified as held for sale are measured at the lower of their carrying value or fair value less cost to sell at the balance sheet date. At September 30, 2017, the carrying value of the Company’s interest in FGL was $402.2 higher than FGL’s estimated fair value less cost to sell of $1,471.3 and as a result, during Fiscal 2017, the Company recorded a $39.4 write-down of assets of business held for sale in addition to the $362.8 write-down previously recorded at September 30, 2016. At September 30, 2017, the carrying value of the Company’s interest in Front Street was $19.0 higher than Front Street’s estimated fair value less cost to sell of $65.0 and as a result, during Fiscal 2017, the Company recorded a $19.0 write-down of assets of business held for sale.
The following table summarizes the components of “Net income (loss) from discontinued operations” in the accompanying Consolidated Statements of Operations for Fiscal 2017, 2016 and 2015:

	Fiscal
	2017	2016	2015
Revenues:
Insurance premiums	$43.9	$72.5	$59.9
Net investment income	1,050.7	985.9	923.0
Net investment gains (losses)	377.4	131.6	(128.8)
Insurance and investment product fees and other	169.5	130.5	93.1
Total revenues	1,641.5	1,320.5	947.2
Operating costs and expenses:
Benefits and other changes in policy reserves	925.9	893.9	649.0
Selling, acquisition, operating and general expenses	148.2	127.9	124.9
Amortization of intangibles	197.5	78.6	41.8
Total operating costs and expenses	1,271.6	1,100.4	815.7
Operating income	369.9	220.1	131.5
Interest expense	(24.4)	(22.0)	(23.6)
Write-down of assets of businesses held for sale to fair value less cost to sell	(58.4)	(362.8)	—
Net income (loss) before income taxes	287.1	(164.7)	107.9
Income tax (benefit) expense (a)	(92.1)	260.4	32.0
Net income (loss)	379.2	(425.1)	75.9
Less: net income attributable to noncontrolling interest	43.7	19.0	23.1
Net income (loss) - attributable to controlling interest	$335.5	$(444.1)	$52.8
(a) The Company recognized a deferred tax liability of $367.9 at September 30, 2016 as a result of classifying the Company’s ownership interest in FGL as held for sale. Of this amount, $222.9 was recognized to income tax expense and $145.0 was recognized in accumulated other comprehensive income. Based on the Company’s current intent to exercise the 338 Tax Election related to the FGL Merger, the Company reversed the previously recorded deferred tax liability which resulted in the recognition of a $367.9 income tax benefit in Fiscal 2017. Of this amount, $222.9 was recognized in income tax expense and $145.0 was recognized in accumulated other comprehensive income.

(4) Securitizations and Variable Interest Entities
Collateralized Loan Obligations
In February 2013, September 2013 and February 2015, Salus completed a collateralized loan obligation (“CLO”) securitization of up to $578.5 notional aggregate principal amount. At September 30, 2017 and 2016, the outstanding notional aggregate principal amount of $28.9 and $39.7, respectively, was taken up by unaffiliated entities, $48.1 and $65.9, respectively, was taken up by FGL and also included in “Assets of businesses held for sale” in the accompanying Consolidated Balance Sheets, and $22.2 and $30.3, respectively, was taken up by Salus and is eliminated upon consolidation. The CLO’s subordinated debt is non-recourse to the Company. As of September 30, 2017, the CLO’s assets consisted of $2.0 of cash that is being held back to cover wind-down and legal expenses. The subordinated tranches carry residual interest subject to maintenance of certain covenants. Due to losses incurred in the CLO, at September 30, 2016 and September 30, 2015, the CLO was not accruing interest on the subordinated debt.
Included within “Other assets” in the accompanying Consolidated Balance Sheets as of September 30, 2016 were asset-based loans of $29.3 that served as collateral to the obligations of the CLO. At September 30, 2017, there were no asset-based loans that served as collateral to the obligations of the CLO.
The table below summarizes select information related to the CLO vehicle in which Salus held a variable interest at September 30, 2017 and 2016:

	September 30,
	2017	2016
Maximum loss exposure	$—	$29.3

Asset-based loans receivable	$—	$29.3
Cash and other assets	2.0	13.7
Total assets of consolidated VIE	$2.0	$43.0

Subordinated long-term debt	$99.2	$135.2
Total liabilities of consolidated VIE	$99.2	$135.2

(5) Fair Value of Financial Instruments
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instrument assets and liabilities which are not measured at fair value in the accompanying Consolidated Balance Sheets are summarized as follows:

	September 30, 2017
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Total debt	$—	$—	$—	$—	$73.1

	September 30, 2016
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Asset-based loans, included in other assets	$—	$—	$33.3	$33.3	$33.3
Total debt	—	2.0	29.9	31.9	102.4
The carrying value of cash and cash equivalents, receivables and payables approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.
As further discussed in Note 4, Securitizations and Variable Interest Entities, at September 30, 2017, there were no asset-based loans that served as collateral to the obligations of the CLO. As a result, the estimated fair value of the CLO debt was zero at September 30, 2017.

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

(6) Debt
The Company’s consolidated debt consists of the following:

	September 30, 2017		September 30, 2016
	Amount	Rate	Amount	Rate
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	$28.9	—%	$39.7	—%
Long-term debt of consolidated variable-interest entity with FGL*	48.1	—%	65.9	—%
Unaffiliated secured borrowings under non-qualifying loan participations	—	—%	2.0	—%
Total	77.0		107.6
Original issuance discounts on debt, net of premiums	(0.6)		(0.8)
Unamortized debt issue costs	(3.3)		(4.4)
Total debt	73.1		102.4
Less current maturities	—		2.0
Non-current portion of debt	$73.1		$100.4
* The debt balances included in the accompanying Consolidated Balance Sheets and in the table above reflect transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the completion of any disposition resulting from the FGL Merger and Front Street Sale. Such transactions are not eliminated in the accompanying Consolidated Financial Statements in order to appropriately reflect the continuing operations and balances held for sale.
Aggregate scheduled maturities of debt as of September 30, 2017 are as follows:

Fiscal Year	Scheduled maturities
2018	$—
2019	—
2020	—
2021	77.0
2022	—
Thereafter	—
$77.0
Salus
Salus acted as co-lender under some of the asset-based loans that it originated, and such loans were structured to meet the definition of a “participating interest” as defined under ASC 860-10, Transfers and Servicing. Salus is no longer originating new loans. For loans originated with co-lenders that have terms that result in such a co-lender not having a qualifying “participating interest,” Salus recognizes the whole, undivided loan. Salus also reflects a secured borrowing owing to the co-lender representing their share in the undivided whole loan. As of September 30, 2016, Salus had $2.0 of such secured borrowings to unaffiliated co-lenders outstanding related to non-qualifying “participating interests.” As of September 30, 2017, Salus had no secured borrowings to unaffiliated co-lenders outstanding related to non-qualifying “participating interests.”
For additional information related to the reduction in senior secured and subordinated CLO debt, see Note 4, Securitizations and Variable Interest Entities.

(7) Shareholder’s Equity
Accumulated Other Comprehensive Income
The cumulative amounts of the components of accumulated other comprehensive income reflected in the accompanying Consolidated Statements of Changes in Shareholder’s Equity, as of September 30, 2017, 2016 and 2015, were as follows:

	Unrealized Investment Gains, net	Non-credit Related Other-than-temporary Impairments	Total
Cumulative components at September 30, 2017:
Gross amounts (after reclassification adjustments)	$1,134.9	$(2.4)	$1,132.5
Intangible assets adjustments	(298.9)	0.4	(298.5)
Tax effects	(291.6)	0.3	(291.3)
Noncontrolling interest	(106.5)	—	(106.5)
	$437.9	$(1.7)	$436.2
Cumulative components at September 30, 2016:
Gross amounts (after reclassification adjustments)	$940.5	$(2.4)	$938.1
Intangible assets adjustments	(258.6)	0.4	(258.2)
Tax effects	(382.6)	0.3	(382.3)
Noncontrolling interest	(86.0)	—	(86.0)
	$213.3	$(1.7)	$211.6
Cumulative components at September 30, 2015:
Gross amounts (after reclassification adjustments)	$147.2	$(1.0)	$146.2
Intangible assets adjustments	(0.3)	0.4	0.1
Tax effects	(51.4)	0.3	(51.1)
Noncontrolling interest	(17.4)	—	(17.4)
	$78.1	$(0.3)	$77.8
Restricted Net Assets of Subsidiaries
The Company considered the guidance in the Securities and Exchange Commission’s Regulation S-X related to restricted net assets of subsidiaries. In accordance with Rule 4-08(e) of Regulation S-X, the Company has determined that certain net assets of its subsidiaries are considered restricted under this guidance and exceed 25 percent of FS Holdco’s consolidated net assets. FS Holdco’s interest in net assets of its subsidiaries that were considered to be restricted at September 30, 2017 was approximately $1,904.4 and consisted of net assets of FGL and Front Street (classified as of businesses held for sale), which were restricted as to transfer to FS Holdco in the form of cash dividends, loans or advances under regulatory restrictions.

(8) Income Taxes
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
Income tax expense (benefit) was calculated based upon the following components of loss from continuing operations before income taxes:

	Fiscal
	2017	2016	2015
Loss from continuing operations before income taxes:
United States	$(5.9)	$(31.5)	$(115.7)
Outside the United States	—	0.5	0.1
Total loss from continuing operations before income taxes	$(5.9)	$(31.0)	$(115.6)

The components of income tax expense (benefit) were as follows:

	Fiscal
	2017	2016	2015
Current:
Federal	$—	$(0.1)	$(0.4)
State	—	—	0.1
Total current	—	(0.1)	(0.3)
Deferred:
Federal	0.7	(6.9)	9.7
Foreign	—	0.5	—
State	0.4	(0.2)	1.0
Total deferred	1.1	(6.6)	10.7
Income tax expense (benefit)	$1.1	$(6.7)	$10.4
The differences between income taxes expected at the U.S. federal statutory income tax rate of 35.0% and reported income tax expense (benefit) are summarized as follows:

	Fiscal
	2017	2016	2015
Expected income tax benefit at the Federal statutory rate	$(2.1)	$(10.9)	$(40.5)
Valuation allowance for deferred tax assets	0.5	(3.6)	36.5
Outside basis differences	2.4	6.1	18.2
Other	0.3	1.7	(3.8)
Reported income tax expense (benefit)	$1.1	$(6.7)	$10.4
Effective tax rate	(18.6)%	21.6%	(9.0)%
For Fiscal 2017, the Company’s effective tax rate of (18.6)% differed from the expected U.S. statutory tax rate of 35.0% and was primarily driven by the Company changing its judgement on the realizability of the beginning of the year deferred tax assets and recorded a valuation allowance.
For Fiscal 2016, the Company’s effective tax rate of 21.6% differed from the expected U.S. statutory tax rate of 35.0% and was primarily driven by current year losses related to the Company in the U.S. for which tax benefits are not more-likely-than-not to be realizable, resulting in the recording of valuation allowances.
For Fiscal 2015, the Company’s effective tax rate of (9.0)% differed from the expected U.S. statutory tax rate of 35.0% and was primarily driven by the book revaluation and impairments and bad debt expense at Salus for which tax benefits are not more-likely-than-not to be realizable, resulting in the recording of valuation allowances.
The following table summarizes the components of deferred income tax assets and liabilities:

	September 30,
	2017	2016
Deferred tax assets:
Net operating loss and capital loss carryforwards	$62.7	$51.7
Outside basis differences on investments	43.2	45.2
Total deferred tax assets	105.9	96.9
Less: Valuation allowance	105.9	59.8
Net deferred tax assets	—	37.1

Deferred tax liabilities:
Outside basis difference on held for sale assets	—	(368.4)
Investments	—	(39.2)
Other	—	6.1
Total deferred tax liabilities	—	(401.5)
Net deferred tax liability	$—	$(364.4)
At September 30, 2017 and 2016, the Company had gross U.S. Federal operating loss carryforwards of $156.4 and $137.2, respectively (inclusive of $151.1 and $133.6, attributable to FGL’s non-life subsidiaries), which if unused, will expire in tax years ending December 31, 2028 through 2037.

In accordance with ASC Topic 740, the Company establishes valuation allowance for deferred tax assets that, in its judgment, are not more-likely-than-not to be realized. These judgments are based on projections of future income, including tax-planning strategies, by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact the accuracy of these projections. In accordance with ASC Topic 740, during each reporting period, the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowances are appropriate. As a result of this assessment, for Fiscal 2017, 2016 and 2015, the Company established a net increase (decrease) in the valuation allowance to earnings totaling $0.5, $(3.6) and $36.5, respectively, as more fully described below.
FS Holdco Tax Group
The deferred tax assets for each of the reporting periods were evaluated including an assessment of future sources of taxable income to support realizability. At September 30, 2017, the Company established a valuation allowance against the net amount of its deferred tax assets as the Company has determined that it is not more-likely-than-not that these net deferred tax assets will be realized. FS Holdco had a valuation allowance totaling $105.9 and $59.8 at September 30, 2017 and 2016, respectively.
FS Holdco and its non-life insurance subsidiaries’ operating results have historically been included in HRG’s U.S. Federal and state and local combined and separate income tax returns.
The IRS completed an audit of HRG’s 2013 federal consolidated tax return in February 2017 and agreed to a $37.0 adjustment to increase the net operating loss carryforwards. HRG received the final closing letter in February 2017.
Additionally, HRG also finalized its New York State audit with the New York State Department of Taxation and Finance for tax years ended December 31, 2011 through 2013. The New York City tax return for years ended December 31, 2011 through 2013 are currently under audit and are awaiting resolution from the State.

(9) Commitments and Contingencies
The Company and its subsidiaries are involved in litigation and claims arising out of their prior businesses and arising in the ordinary course out of their current businesses, which include, among other things, indemnification and other claims and litigations involving FS Holdco’s and its subsidiaries’ business practices, transactions, workers compensation matters, environmental matters, and personal injury claims. However, based on currently available information, including legal defenses available to the Company, and given the Company’s existing accruals and related insurance coverage, the Company does not believe that the outcome of these legal, environmental and regulatory matters will have a material effect on its financial position, results of operations or cash flows.
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
FGL has assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At September 30, 2017, FGL had accrued $2.1 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $2.0.
FGL has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (the “Death Master File”)and compliance with state claims practices regulation. Legislation requiring insurance companies to use the Death Master File to identify potential claims has been enacted in a number of states. As a result of these legislative and regulatory developments, in May 2012, FGL undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. In addition, FGL has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states and in some cases has challenged the audits including litigation against the Controller for the State of California which is subject to a stay and separate litigation against the Treasurer for the State of Illinois. FGL believes its current accrual will cover the reasonably estimated liability arising out of these developments, however costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to these matters.
On June 30, 2017, a putative class action complaint was filed against FGL in the United States District Court for the District of Maryland, captioned Brokerage Insurance Partners v. Fidelity & Guaranty Life Insurance Company, Fidelity & Guaranty Life, FS Holdco II Ltd, and John Doe, No.17-cv-1815. The complaint alleges that FGL breached the terms of its agency agreement with Brokerage Insurance Partners (“BIP”) and other agents by changing certain compensation terms. The complaint asserts, among other causes of action, breach of contract, defamation, tortious interference with contract, negligent misrepresentation, and violating of the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The complaint seeks to certify a class composed of all persons who entered into an agreement with FGL to sell life insurance and who sold at least one life insurance policy between January 1, 2015 and January 1, 2017. The complaint seeks unspecified compensatory, consequential, and punitive damages in an amount not presently determinable, among other forms of relief. On September 1, 2017, FGL filed a counterclaim against BIP and John and Jane Does 1-10, asserting, among other causes of action, breach of contract, fraud, civil conspiracy and violations of RICO. As of the date of this report, FGL does not have sufficient information to determine whether it has exposure to any losses that would be either probable or reasonably estimable with respect to this matter.
On July 5, 2013, Plaintiff Eddie L. Cressy filed a putative class complaint captioned Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al. (“Cressy”) in the Superior Court of California, County of Los Angeles (the “LA Court”), Case No. BC-514340. The complaint was filed after the Plaintiff was unable to maintain an action in federal court. The complaint asserted, inter alia, that the Plaintiff and members of the putative class relied on defendants’ advice in purchasing allegedly unsuitable equity-indexed insurance policies.
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
On January 7, 2015, a putative class action complaint (“Ludwick Litigation”) was filed in the United States District Court, Western District of Missouri (the “District Court”), captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated (the “Plaintiff”) v. HRG, FGL Insurance, Raven Re, and Front Street Cayman (together, the “Defendants”). The complaint alleged violations of the RICO, requested injunctive and declaratory relief and sought unspecified compensatory damages for the putative class in an amount not presently determinable, treble damages, and other relief, and claims the Plaintiff overpaid for her annuity. On February 12, 2016, the District Court granted the Defendants’ joint motion to dismiss the Plaintiff’s claims. On March 3, 2016, the Plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit (the “Court of Appeals”). On April 13, 2017, the Court of Appeals affirmed the District Court’s decision to dismiss the Plaintiff’s claims. The Plaintiff’s time to seek discretionary review of this matter expired on July 12, 2017. As of the date of this report, FGL does not have sufficient information to determine whether FGL has exposure to any losses that would be either probable or reasonably estimable beyond the $1.8 expense incurred by FGL to date.
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
Unfunded Investment Commitments
FGL has unfunded investment commitments of $196.6 as of September 30, 2017 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years.

Lease Commitments
The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Future annual minimum rental commitments under non-cancelable operating leases are as follows:

Fiscal Year	Operating Leases of Businesses Held for Sale
2018	$2.0
2019	2.0
2020	2.0
2021	1.2
2022	—
Thereafter	—
Total minimum lease payments	$7.2
The Company’s total rent expense was $0.2, $1.0 and $0.9 during Fiscal 2017, 2016 and 2015, respectively.

(10) Related Party Transactions
In February 2013, in connection with the acquisition of interest in Compass Production Partners (“Compass”), HGI Energy Holdings, LLC (“HGI Energy”), a wholly-owned subsidiary of HRG, entered into note purchase agreements with FGL and Front Street for $100.0 notional aggregate principal amount due February 14, 2021 (the “Old HGI Energy Notes”). The Old HGI Energy Notes to FGL earned interest at 9.0% per annum, payable semi-annually in arrears on January 1 and July 1. Following the sale of Compass, a majority-owned subsidiary of HGI Energy, in Fiscal 2016, the Old HGI Energy Notes were canceled and replaced with $92.0 notional aggregate amount of new notes of HGI Energy (the “HGI Energy Notes”) which were then transferred from FGL to a reinsurance funds withheld account, for which Front Street bears the economic risk. As a result of the transaction, HGI Energy recognized $8.0 gain on the extinguishment of debt, while FGL and Front Street recognized $8.0 of net investment losses included in “Income (loss) from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations.
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
In relation to the HGI Energy Notes, for Fiscal 2017, 2016 and 2015, the Company recognized $0.7, $8.1 and $9.0, respectively, of income from discontinued operations.
On September 25, 2015, CorAmerica assigned its interests under certain purchase agreements regarding outlet center developments to entities and accounts related to Fortress Investment Group LLC (“Fortress”), which, through affiliates, had acquired interests greater than 10% ownership in the Company as of September 30, 2017. The aggregate consideration for such assignment included a $0.4 fee.
On October 7, 2015, FGL entered into an Engagement Letter with Jefferies LLC (“Jefferies”), a wholly owned subsidiary of Leucadia National Corporation (“Leucadia”), which through subsidiaries beneficially owns more than 10% of HRG’s outstanding shares of Common Stock, pursuant to which Jefferies agreed (on a non-exclusive basis) to provide financial advisory services to FGL in connection with a transaction involving a merger or other similar transaction with respect to at least a majority of the capital stock of FGL. HRG was also a party to the Engagement Letter. Under the Engagement Letter, Jefferies is entitled to receive a fee which represents a percentage of the value of the transaction, plus reimbursement for all reasonable out-of-pocket expenses incurred by Jefferies in connection with their engagement. FGL has also agreed to indemnify Jefferies for certain liabilities in connection with their engagement. HRG is required to reimburse FGL for compensation paid by FGL to Jefferies under certain circumstances. Specifically, if compensation to Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG (and not other stockholders of FGL), HRG will reimburse FGL for the full amount of such compensation. If compensation to Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG and a disposition of not more than 50% of the shares of FGL held by stockholders of FGL other than HRG, HRG will reimburse FGL for its pro rata portion of such compensation (based on its relative number of shares compared to those held by stockholders of FGL other than HRG). On May 8, 2017, the parties executed an amendment to extend the term of the Engagement Letter.
On October 23, 2015, Front Street Cayman sold bonds issued by Phoenix Life Insurance Company and received approximately $14.0 in aggregate proceeds from the sale. Jefferies acted as the principal in the transaction.

FGL has invested in CLO securities issued by Fortress Credit Opportunities III CLO LP (“FCO III”) and also invested in securities issued by Fortress Credit BSL Limited (“Fortress BSL”). The parent of both FCO III and Fortress BSL is Fortress, which had acquired interests greater than 10% ownership in HRG as of September 30, 2016. Such CLOs had an aggregate total carrying value of $176.3 and $227.5 as of September 30, 2016 and 2015, respectively. The Company’s net investment income from such securities was $11.6, $11.0 and $9.5 for Fiscal 2017, 2016 and 2015, respectively, and was included in “Income (loss) from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations.
In May 2012, Salus closed a credit facility with Frederick’s of Hollywood Inc. (“FOH”). In May 2014, the Company, through its subsidiaries completed the acquisition of a 62.0% interest in FOH, a retailer of women’s apparel and related products. The Company’s net investment income from the credit facilities was $2.9 for Fiscal 2015.
On April 19, 2015, FOHG Holdings, LLC, FOH and their subsidiaries (together, “FOHG”) commenced Chapter 11 cases in the United States Bankruptcy Court for the District of Delaware. On June 3, 2015, following receipt of court approval, FOHG sold its brand and inventory (the “ABG Sale”) to Authentic Brands Group Inc. (“ABG”), a third party licensing company, with the majority of the proceeds used to repay a portion of the loans with the Company. The Company also recorded $16.2 of impairments, included in discontinued operations, related to their outstanding loans with FOHG.

(11) Insurance Subsidiary Financial Information
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
FGL’s principal insurance subsidiaries’ statutory financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of FGL’s wholly owned insurance subsidiaries were as follows:

	Subsidiary (state of domicile)(a)
	FGL Insurance (IA)	FGL NY Insurance (NY)
Statutory Net Income (Loss):
Year ended December 31, 2016	$20.9	$4.1
Year ended December 31, 2015	(52.9)	(1.2)
Year ended December 31, 2014	104.6	1.9

Statutory Capital and Surplus:
December 31, 2016	$1,323.0	$64.2
December 31, 2015	1,239.0	59.5
(a) FGL NY Insurance is a subsidiary of FGL Insurance, and the columns should not be added together.
The amount of statutory capital and surplus necessary to satisfy the applicable regulatory requirements is less than FGL Insurance’s and FGL NY Insurance’s respective statutory capital and surplus.
Life insurance companies are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. FGL monitors the RBC of its insurance subsidiaries. As of December 31, 2016 and 2015, each of FGL’s insurance subsidiaries had exceeded the minimum RBC requirements.
FGL’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2016, in accordance with applicable dividend restrictions, FGL Insurance could pay “ordinary” dividends of $132.3 to Fidelity & Guaranty Life Holdings, Inc. (“FGH”) in calendar year 2017 less any dividends paid during the immediately preceding 12 month period. In September 2017, FGL Insurance declared and paid an ordinary dividend of $25.0 to FGH. FGL Insurance did not declare or pay any other dividends to FGH during Fiscal 2016. Therefore, for the period of October 1 to December 31, 2017, FGL Insurance is able to declare ordinary dividends up to $107.3 with respect to its 2016 statutory results, subject to management’s discretion.

On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge fixed index annuity (“FIA”) index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $0.1 and $46.8 increase to statutory capital and surplus at December 31, 2016 and 2015, respectively. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $805.8 to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which had the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practices have no impact on the Company’s consolidated financial statements which are prepared in accordance with U.S. GAAP.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $195.0 and $220.0 at December 31, 2016 and 2015, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $4.0 and $4.1 at December 31, 2016 and 2015, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus (deficit) would be $8.3 and $(13.7) as of December 31, 2016 and 2015, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility was collateralized by NAIC 1 rated fixed maturity securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with the issuer’s consent. FGL Insurance’s statutory carrying value of Raven Re at December 31, 2016 and 2015 was $207.3 and $210.3, respectively.
As of December 31, 2016, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC’s statutory accounting practices.
Securities held on deposit with various state regulatory authorities had a fair value of $19,765.4 and $18,074.6 at September 30, 2017 and 2016, respectively. FGL Insurance is domesticated in Iowa and under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the FGL Insurance’s legal reserve as prescribed by Iowa regulations.

Schedule II

FS HOLDCO II LTD. (Parent Only)
CONDENSED BALANCE SHEETS
(In millions)

	September 30,
	2017	2016
ASSETS
Cash and cash equivalents	$0.1	$2.0
Receivables, net	—	0.3
Investments in consolidated subsidiaries (a)	1,470.5	1,292.5
Total assets	$1,470.6	$1,294.8
LIABILITIES AND SHAREHOLDER’S EQUITY
Deferred tax liabilities	$—	$364.4
Total liabilities	—	364.4
Shareholder’s equity
Common Stock	—	—
Contributed capital	499.5	498.4
Retained earnings	534.9	220.4
Accumulated other comprehensive income	436.2	211.6
Total shareholder’s equity	1,470.6	930.4
Total liabilities and shareholder’s equity	$1,470.6	$1,294.8
(a) Includes $1,536.3 and $1,351.6 at September 30, 2017 and 2016, respectively, related to the Company’s investment in the Insurance Operations which were classified as businesses held for sale.
See accompanying Independent Auditors’ Report.

Schedule II
(continued)
FS HOLDCO II LTD. (Parent Only)
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Fiscal
	2017	2016	2015
Revenues	$—	$—	$—
Cost of revenues	—	—	—
	—	—	—
Operating expenses:
General and administrative expenses	—	—	0.1
Total operating expenses	—	—	0.1
Operating loss	—	—	(0.1)
Other income (loss):
Equity in net income (loss) of subsidiaries (a)	167.8	118.7	(52.4)
Write-down of assets of businesses held for sale to fair value less cost to sell	(58.4)	(362.8)	—
Income (loss) before income taxes	109.4	(244.1)	(52.5)
Income tax (benefit) expense (b)	(219.2)	219.0	1.4
Net income (loss)	$328.6	$(463.1)	$(53.9)
(a) Includes $168.0, $117.4, and $58.4 for Fiscal 2017, 2016 and 2015, respectively, related to the Company’s investments in the Insurance Operations, which were classified as discontinued operations.
(b) Fiscal 2016 includes income tax expense of $198.7 related to classifying the Company’s ownership interest in FGL as held for sale following the Anbang/FGL Merger Agreement. Fiscal 2017 includes income tax benefit of $(222.2) related the Company’s current intent to exercise the 338 Tax Election related to the FGL Merger which resulted in the reversal of the income tax expense recorded in Fiscal 2016, as discussed above.

See accompanying Independent Auditors’ Report.

Schedule II
(continued)
FS HOLDCO II LTD. (Parent Only)
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$328.6	$(463.1)	$(53.9)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Equity in net (loss) income of subsidiaries	(167.8)	(118.7)	52.4
Dividends received	12.2	12.6	14.6
Write-down of assets of businesses held for sale to fair value less cost to sell	58.4	362.8	—
Deferred income taxes	(219.1)	220.9	(0.9)
(Increase) decrease in accounts receivables	(0.1)	(1.9)	2.2
Net change in cash due to operating activities	12.2	12.6	14.4
Cash flows from investing activities:
Capital contributions to subsidiaries	(1.4)	—	(36.0)
Net change in cash due to investing activities	(1.4)	—	(36.0)
Cash flows from financing activities:
Cash contributions from parent	1.4	—	36.0
Dividends paid to HRG Group, Inc.	(14.1)	(12.6)	(14.6)
Net change in cash due to financing activities	(12.7)	(12.6)	21.4
Net increase in cash and cash equivalents	(1.9)	—	(0.2)
Cash and cash equivalents at beginning of year	2.0	2.0	2.2
Cash and cash equivalents at end of year	$0.1	$2.0	$2.0

See accompanying Independent Auditors’ Report.

HGI FUNDING, LLC CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors’ Report
The Member
HGI Funding, LLC:
We have audited the accompanying consolidated financial statements of HGI Funding, LLC, which comprise the consolidated balance sheets as of September 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive (loss) income, member’s equity, and cash flows for each of the years in the three-year period ended September 30, 2017, and the related notes to the consolidated financial statements.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of HGI Funding, LLC as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2017 in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
November 20, 2017

HGI FUNDING, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,
	2017	2016
ASSETS
Investments in affiliate, at fair value (Note 4):	$608,038	$790,415
Cash	76	76
Restricted cash	235	235
Other assets	140	221
Total assets	$608,489	$790,947
LIABILITIES AND MEMBER’S EQUITY
Debt (Note 6)	$50,000	$—
Accrued interest and other liabilities	641	192
Total liabilities	50,641	192

Commitments and contingencies (Note 8)

Member’s equity:
Contributed capital	312,499	369,067
Retained earnings	245,349	421,688
Total member’s equity	557,848	790,755
Total liabilities and member’s equity	$608,489	$790,947
See accompanying notes to consolidated financial statements.

HGI FUNDING, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year ended September 30,
	2017	2016	2015
Investment income:
Dividend and interest income:
Non-affiliates	$—	$—	$60
Affiliate	9,414	9,644	5,382
Net investment income	9,414	9,644	5,442
Realized and unrealized gains and losses on investments:
Net realized gains (losses) on sale of investments	—	101,892	(44,509)
Net change in unrealized (losses) gains on investment in affiliate	(182,377)	212,131	(65)
Net change in unrealized (losses) gains on investment in non-affiliates	—	(14,082)	54,407
Net recognized (losses) gains on investments	(182,377)	299,941	9,833
General and administrative expenses	425	615	1,116
Interest expense	2,951	—	—
(Loss) income before income taxes	(176,339)	308,970	14,159
Income tax expense (Note 7)	—	—	—
Net (loss) income	(176,339)	308,970	14,159
Other comprehensive income	—	—	—
Total comprehensive (loss) income	$(176,339)	$308,970	$14,159
See accompanying notes to consolidated financial statements.

HGI FUNDING, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(In thousands)

	Contributed capital	Retained earnings	Total member’s equity
Balances at September 30, 2014	$297,229	$98,559	$395,788
Return of capital to HRG Group, Inc.	(82,762)	—	(82,762)
Deemed distribution to HRG Group, Inc.	(10,307)	—	(10,307)
Deemed contributed capital from HRG Group, Inc. for unreimbursed management services	423	—	423
Contributed capital from HRG Group, Inc.	309,551	—	309,551
Comprehensive income	—	14,159	14,159
Balances at September 30, 2015	514,134	112,718	626,852
Return of capital to HRG Group, Inc.	(189,731)	—	(189,731)
Deemed contributed capital from HRG Group, Inc. for unreimbursed management services	42	—	42
Contributed capital from HRG Group, Inc.	44,622	—	44,622
Comprehensive income	—	308,970	308,970
Balances at September 30, 2016	369,067	421,688	790,755
Return of capital to HRG Group, Inc.	(57,914)	—	(57,914)
Deemed contributed capital from HRG Group, Inc. for unreimbursed management services	14	—	14
Contributed capital from HRG Group, Inc.	1,332	—	1,332
Comprehensive loss	—	(176,339)	(176,339)
Balances at September 30, 2017	$312,499	$245,349	$557,848
See accompanying notes to consolidated financial statements.

HGI FUNDING, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended September 30,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(176,339)	$308,970	$14,159
Adjustments to reconcile net (loss) income to operating cash flows:
Net realized and unrealized losses (gains) on investments	182,377	(299,941)	(9,833)
Amortization of debt issuance cost	1,144	—	—
Deemed contributed capital from HRG Group, Inc. for unreimbursed management services	14	42	423
Changes in operating assets and liabilities	530	24	(75)
Net change in cash due to operating activities	7,726	9,095	4,674
Cash flows from investing activities:
Purchase of common stock of an affiliate	—	(9,417)	(304,960)
Proceeds from sales of investments	—	145,088	70,786
Net change in cash due to investing activities	—	135,671	(234,174)
Cash flows from financing activities:
Proceeds from issuance of new debt	50,000	—	—
Debt issuance cost	(1,144)	—	—
Return of capital to HRG Group, Inc.	(57,914)	(189,731)	(82,762)
Change in restricted cash	—	(19)	1,275
Contributed capital from HRG Group, Inc.	1,332	44,622	309,551
Net change in cash due to financing activities	(7,726)	(145,128)	228,064
Net change in cash and cash equivalents	—	(362)	(1,436)
Cash and cash equivalents at beginning of period	76	438	1,874
Cash and cash equivalents at end of period	$76	$76	$438
Supplemental disclosures of cash flow information:
Non-cash transaction:
Deemed distribution to HRG Group, Inc.	$—	$—	$10,307
Cash paid during the year for:
Interest	$864	$—	$—
See accompanying notes to consolidated financial statements.

HGI FUNDING, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share figures)
(1) Basis of Presentation and Nature of Business
HGI Funding, LLC, a Delaware Limited Liability Company (“HGI Funding” and, collectively with its subsidiary, HGI Funding SPV, LLC, the “Company”) is a direct, wholly-owned subsidiary of HRG Group, Inc. (“HRG”). HGI Funding owns 100% of the equity interests in HGI Funding SPV, LLC, a Delaware limited liability company that was established and organized during Fiscal 2017. HRG is a holding company that conducts its operations principally through its operating subsidiaries. HRG’s shares of common stock trade on the New York Stock Exchange under the symbol “HRG.”
HGI Funding manages a portion of HRG’s available cash and engages in other activities from time to time. The Company operates in one segment and has a fiscal year-end of September 30. References herein to Fiscal 2017, 2016 and 2015 refer to the fiscal years ended September 30, 2017, 2016 and 2015, respectively.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions have been eliminated.
(2) Significant Accounting Policies and Practices and Recent Accounting Pronouncements
The following is a summary of significant accounting policies followed by the Company.
Investments
The Company’s investments consist of marketable equity securities classified as trading and carried at fair value with unrealized gains and losses recognized in earnings, including certain securities for which the Company has elected the fair value option under Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments,” which would otherwise have been classified as an equity method investment. Investment transactions are accounted for as of the trade date and any realized gains or losses from such transactions are calculated on a first in, first out basis and are included in the appropriate caption in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
The Company’s investments in marketable equity securities classified as trading and carried at fair value include common stock of Spectrum Brands Holdings, Inc. (“Spectrum Brands”), an affiliated company under common control of the Company’s parent, HRG. The Company held 9.96% and 9.66% of Spectrum Brands’ outstanding common stock and HRG had two and three common directors on Spectrum Brands’ board of directors as of September 30, 2017 and 2016, respectively. HRG also had a named executive officer that is also a director on Spectrum Brands’ board of directors as of September 30, 2017. As a result, the Company had significant influence over the financial and operating decisions of Spectrum Brands. As a consequence of having significant influence, the Company’s interest in Spectrum Brands is considered an equity method investment under ASC Topic 323, “Investments — Equity Method and Joint Ventures,” for which the Company has elected the fair value option under ASC Topic 825.
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
Recent Accounting Pronouncements Not Yet Adopted
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which amends the previously issued ASU 2014-09 to provide for a one year deferral from the original effective date. As a result, the ASU 2014-09 will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2019, with early adoption beginning in the first quarter of its fiscal year ending September 30, 2018. In March 2016, the FASB issued ASU No 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. There are two transition methods available under the new standard, either cumulative effect or retrospective. The Company does not expect any material financial impact related the new standard.
Amendments to Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. Under the new guidance, entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. For financial liabilities measured using the fair value option, entities will be required to record changes in fair value caused by a change in instrument-specific credit risk (own credit risk) separately in other comprehensive income. The accounting for other financial instruments, such as loans and investments in debt securities is largely unchanged. The classification and measurement guidance is effective for public entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This update will be effective for the Company in the first quarter of fiscal year 2019.The Company does not expect any material financial impact related the new standard.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the lease requirements in ASC 840, Leases. ASU 2016-02 requires lessees to recognize lease assets and liabilities on the balance sheet, as well as disclosing key information about leasing arrangements. Although the new ASU 2016-02 requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. ASU 2016-02 can be applied using a modified retrospective approach, with a number of optional practical expedients relating to the identification and classification of leases that commenced before the effective date, along with the ability to use hindsight in the evaluation of lease decisions, that entities may elect to apply. As a result, the ASU 2016-02 will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2020, with early adoption applicable. The Company does not expect any material financial impact related the new standard.

Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As a result, the ASU 2016-15 will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2019, with early adoption applicable. The Company does not expect any material financial impact related the new standard.
Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As a result, the ASU 2016-16 will become effective for the Company in the first quarter of fiscal year ending September 30, 2019, with early adoption applicable. The Company does not expect any material financial impact related the new standard.
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
Investment Concentration Risk
As of September 30, 2017 and 2016, the Company’s only investment was in the consumer products segment and was represented by the investment in Spectrum Brands with a fair value of $608,038 and $790,415, respectively.
(4) Investments
The Company’s investments are summarized as follows:

	September 30,
	2017	2016
Marketable equity securities	$608,038	$790,415
Total	$608,038	$790,415
There were $186,603 and $368,980 of net unrealized gains recognized in “Investments in affiliate, at fair value” that relate to the Company’s investment in Spectrum Brands held at September 30, 2017 and 2016, respectively.
Spectrum Brands
Included in marketable equity securities as of September 30, 2017 and 2016 were 5.7 million shares of Spectrum Brands, an equity method investee carried at fair market value ($608,038 and $790,415 as of September 30, 2017 and 2016, respectively) using the fair value option under ASC Topic 825. The unrealized (losses) gains in the fair market value of the Company’s investment in Spectrum Brands for Fiscal 2017, 2016 and 2015 of $(182,377), $212,131 and $(65), respectively, are reported in the Consolidated Statements of Operations and Comprehensive (Loss) Income in “Net change in unrealized (losses) gains on investment in affiliate.”

The following table presents summarized financial information derived from Spectrum Brands’ consolidated financial statements:

	September 30,
	2017	2016
Balance sheet data:
Current assets	$1,607,137	$1,632,890
Non-current assets	5,812,542	5,436,182
Current liabilities	1,113,472	1,095,565
Non-current liabilities	4,459,541	4,129,498
Stockholders' equity	1,846,666	1,844,010

	Fiscal
	2017	2016	2015
Operating data:
Net sales	$5,007,369	$5,039,710	$4,690,357
Gross profit	1,874,743	1,919,906	1,670,349
Operating income	561,364	656,267	474,089
Net income	297,158	357,632	149,411
Basic net income per common share	5.04	6.02	2.68
Diluted net income per common share	5.02	5.99	2.66
Dividends declared per common share	1.64	1.47	1.27
(5) Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, are summarized according to the hierarchy previously described as follows:

	September 30, 2017
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Investments	$608,038	$—	$—	$608,038	$608,038
Cash	76	—	—	76	76
Restricted cash	235	—	—	235	235
Total financial assets	$608,349	$—	$—	$608,349	$608,349

	September 30, 2016
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Investments	$790,415	$—	$—	$790,415	$790,415
Cash	76	—	—	76	76
Restricted cash	235	—	—	235	235
Total financial assets	$790,726	$—	$—	$790,726	$790,726
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments which are not measured at fair value in the accompanying Consolidated Balance Sheets are summarized as follows:

	September 30, 2017
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Debt (a)	$—	$50,000	$—	$50,000	$50,000
(a) The carrying value of debt approximates fair value due to its short duration and floating interest rate.

(6) Debt
The Company’s consolidated debt consists of the following:

	September 30, 2017		September 30, 2016
	Amount	Rate	Amount	Rate	Interest Rate
2017 Loan, due July 13, 2018	$50,000	3.7%	—	—%	Variable rate, see below
Aggregate scheduled maturities of debt obligations as of September 30, 2017 are as follows:

Fiscal Year	Debt obligations
2018	$50,000
2019	—
2020	—
2021	—
2022	—
Thereafter	—
Debt	$50,000
2017 Loan
On January 13, 2017, HGI Funding SPV, LLC entered into the 2017 loan agreement, pursuant to which it may borrow up to an aggregate amount of $150,000 (the “2017 Loan”). The 2017 Loan bears interest at an adjusted International Exchange London Interbank Offered Rate (“LIBOR”), plus 2.35% per annum, payable quarterly and a commitment fee of 75 bps. The 2017 Loan matures on July 13, 2018, with an option for early termination by the borrower. At September 30, 2017, the 2017 Loan was secured by 4.2 million shares in Spectrum Brands owned by HGI Funding SPV, LLC. HGI Funding SPV, LLC incurred $1,144 of financing costs in connection with the 2017 Loan which are amortized and recognized as “Interest expense” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. As of September 30, 2017, HGI Funding SPV, LLC had drawn $50,000 under the 2017 Loan. The Company used net proceeds from the 2017 Loan to pay a return of capital dividend to HRG. The 2017 Loan contains a customary mandatory prepayment clause, which requires the borrower to pay back any amounts borrowed under the 2017 Loan if certain events occur, including, but not limited to, a breach of the terms of the agreement by the borrower, a change of control of the borrower or the issuer of the pledged securities or a delisting of the pledged securities.
(7) Income Taxes
HGI Funding is a single-member limited liability company wholly owned by HRG. For income tax purposes, the Company is a disregarded entity. Accordingly, the results of its operations are taxed as if the Company was part of HRG. As a result, income tax expense (benefit) is not recorded in the Company’s consolidated financial statements.
If the Company was a separate taxable entity, its income tax benefit would be computed in accordance with ASC Topic 740, “Income Taxes.” On a pro forma basis, the Company’s income tax expense (benefit) would have been the following: (i) for Fiscal 2017, income tax benefit would have been $64,768 of which, $184 would have been current tax benefit and $64,584 would have been deferred benefit related to the tax effect of the unrealized loss of Spectrum trading securities; (ii) for Fiscal 2016, income tax expense would have been $84,209, of which $8,296 would have been current tax expense and $75,913 would have been deferred tax expense, which included a tax benefit of $21,867 as a result of the Company’s change in judgement on realization of certain deferred tax assets; (iii) for Fiscal 2015, income tax benefit would have been $2,379, of which $209 would have been current tax expense and $2,588 would have been deferred tax benefit.
(8) Commitments and Contingencies
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

Future annual minimum rental commitments under non-cancelable operating leases pertaining to buildings, net of contractual third-party sublease, are as follows:

Fiscal Year	Operating Leases	Sublease	Net
2018	$2,392	$744	$1,648
2019	1,654	124	1,530
2020	1,507	—	1,507
2021	1,507	—	1,507
2022	1,507	—	1,507
Thereafter	250	—	250
Total minimum lease payments	$8,817	$868	$7,949
During Fiscal 2017 and 2016, the Company received sublease income from affiliated entities of $1,507. During Fiscal 2017 and 2016, the Company received sublease income from third-parties of $744 and $575, respectively.
Letters of Credit
As of September 30, 2017, the Company issued unused letters of credit totaling $1,700, related to property leases of the Company and its affiliates.
(9) Related Party Transactions
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
On October 9, 2015, the Company entered into a Stock Purchase Agreement with HC2 Holdings, Inc. (“HC2”) and the purchasers party thereto, whereby HGI Funding sold its remaining equity interest in HC2 for an aggregate purchase price of $35,088. Jefferies LLC (“Jefferies”), one of the participating underwriters, is a wholly owned subsidiary of Leucadia, which through subsidiaries beneficially owns more than 10% of the Company’s outstanding shares of Common Stock, agreed to purchase 1.2 million shares in the transaction at a purchase price of $7.50 per share. In addition, Mr. Philip Falcone, who was at that time through Harbinger Capital Partners LLC and certain of its affiliated funds (“HCP”) the beneficial owner of more than 10% of the outstanding shares of common stock of HRG, purchased through an HCP fund 0.5 million shares of HC2 in the transaction at a purchase price of $7.50 per share. The market value of the investment in HC2 at September 30, 2015 was $32,796. The total proceeds were used to return capital to HRG.
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
The Company received $9,414, $9,644 and $5,382 dividends from Spectrum Brands during Fiscal 2017, 2016 and 2015, respectively and the total proceeds were used to pay a return of capital dividend to HRG.