Form 10-Q
period 2017-12-31
HRG GROUP, INC.
filed 2018-02-09
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒
There were 201,842,876 shares of the registrant’s common stock outstanding as of February 6, 2018.

HRG GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31, 2017	September 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,647.6	$270.1
Trade receivables, net	278.4	266.0
Other receivables, net	83.0	19.7
Inventories, net	580.7	496.3
Prepaid expenses and other current assets	56.6	54.8
Current assets of businesses held for sale	1,990.6	28,929.2
Total current assets	4,636.9	30,036.1
Property, plant and equipment, net	506.7	504.4
Goodwill	2,276.4	2,277.1
Intangibles, net	1,598.6	1,612.0
Deferred charges and other assets	61.4	43.7
Noncurrent assets of businesses held for sale	—	1,376.4
Total assets	$9,080.0	$35,849.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$934.5	$161.4
Accounts payable	321.3	373.1
Accrued wages and salaries	31.5	56.1
Accrued interest	104.5	78.0
Other current liabilities	120.6	125.8
Current liabilities of businesses held for sale	608.2	26,850.6
Total current liabilities	2,120.6	27,645.0
Long-term debt, net of current portion	4,888.4	5,544.0
Employee benefit obligations	40.0	38.6
Deferred tax liabilities	298.2	493.2
Other long-term liabilities	105.2	26.2
Noncurrent liabilities of businesses held for sale	—	155.8
Total liabilities	7,452.4	33,902.8

Commitments and contingencies

HRG Group, Inc. shareholders' equity:
Common stock	2.0	2.0
Additional paid-in capital	1,363.7	1,372.9
Accumulated deficit	(418.5)	(925.9)
Accumulated other comprehensive (loss) income	(126.8)	309.0
Total HRG Group, Inc. shareholders' equity	820.4	758.0
Noncontrolling interest	807.2	1,188.9
Total shareholders' equity	1,627.6	1,946.9
Total liabilities and equity	$9,080.0	$35,849.7
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three months ended December 31,
	2017	2016
	(Unaudited)
Revenues:
Net sales	$646.5	$602.3
Operating costs and expenses:
Cost of goods sold	403.8	362.1
Selling, acquisition, operating and general expenses	216.1	198.9
Total operating costs and expenses	619.9	561.0
Operating income	26.6	41.3
Interest expense	(75.5)	(78.7)
Other income, net	1.0	1.0
Loss from continuing operations before income taxes	(47.9)	(36.4)
Income tax (benefit) expense	(126.0)	5.6
Net income (loss) from continuing operations	78.1	(42.0)
Income from discontinued operations, net of tax	500.8	302.8
Net income	578.9	260.8
Less: Net income attributable to noncontrolling interest	71.5	48.6
Net income attributable to controlling interest	$507.4	$212.2

Amounts attributable to controlling interest:
Net income (loss) from continuing operations	$28.8	$(47.2)
Net income from discontinued operations	478.6	259.4
Net income attributable to controlling interest	$507.4	$212.2

Net income per common share attributable to controlling interest:
Basic income (loss) from continuing operations	$0.14	$(0.24)
Basic income from discontinued operations	2.39	1.30
Basic	$2.53	$1.06

Diluted income (loss) from continuing operations	$0.14	$(0.24)
Diluted income from discontinued operations	2.37	1.30
Diluted	$2.51	$1.06
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended December 31,
	2017	2016
	(Unaudited)
Net income	$578.9	$260.8

Other comprehensive income (loss):
Foreign currency translation losses	(2.0)	(46.1)
Net unrealized gain on derivative instruments
Changes in derivative instruments before reclassification adjustment	(0.8)	43.2
Net reclassification adjustment for losses (gains) included in net income	2.6	(4.8)
Changes in derivative instruments after reclassification adjustment	1.8	38.4
Changes in deferred income tax asset/liability	—	(14.2)
Net unrealized gain on hedging derivative instruments	1.8	24.2
Actuarial adjustments to pension plans
Changes in actuarial adjustments before reclassification adjustment	(0.7)	3.2
Net reclassification adjustment	0.8	1.3
Changes in actuarial adjustments to pension plans	0.1	4.5
Changes in deferred income tax asset/liability	—	(1.3)
Deferred tax valuation allowance adjustments	—	0.1
Net actuarial adjustments to pension plans	0.1	3.3
Unrealized investment gains (losses):
Changes in unrealized investment gains (losses) before reclassification adjustment	26.0	(667.0)
Net reclassification adjustment for gains included in net income	(6.3)	(2.1)
Changes in unrealized investment gains (losses) after reclassification adjustment	19.7	(669.1)
Adjustments to intangible assets	(0.9)	225.3
Changes in deferred income tax asset/liability	(6.7)	154.7
Net unrealized gains (losses) on investments	12.1	(289.1)
Deconsolidation of Insurance Operations	(445.9)	—
Net change to derive comprehensive income (loss) for the period	(433.9)	(307.7)
Comprehensive income (loss)	145.0	(46.9)
Less: Comprehensive income (loss) attributable to the noncontrolling interest:
Net income	71.5	48.6
Other comprehensive income (loss)	2.5	(63.8)
	74.0	(15.2)
Comprehensive income (loss) attributable to the controlling interest	$71.0	$(31.7)
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)

	Three months ended December 31,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$578.9	$260.8
Income from discontinued operations, net of tax	500.8	302.8
Net income (loss) from continuing operations	78.1	(42.0)
Adjustments to reconcile net income (loss) to operating cash flows from continuing operations:
Depreciation of properties and amortization of intangibles	33.1	30.3
Loan provision and bad debt expense	(0.2)	2.9
Stock-based compensation	4.2	9.5
Amortization of debt issuance costs	3.9	3.3
Amortization of debt discount	0.3	0.4
Non-cash restructuring	(1.5)	0.7
Write-off of debt discount on retired debt	—	1.9
Deferred income taxes	(127.1)	18.5
Purchase accounting inventory adjustment	0.8	—
Pet safety recall inventory write-off	1.6	—
Dividends from subsidiaries classified as discontinued operations	3.1	3.1
Changes in operating assets and liabilities	(139.7)	(119.9)
Net change in cash due to continuing operating activities	(143.4)	(91.3)
Net change in cash due to discontinued operating activities	82.6	172.0
Net change in cash due to operating activities	(60.8)	80.7
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	0.6	—
Net asset-based loan repayments	—	17.1
Capital expenditures	(17.9)	(21.1)
Proceeds from sales of assets	1,490.2	—
Other investing activities, net	—	(0.8)
Net change in cash due to continuing investing activities	1,472.9	(4.8)
Net change in cash due to discontinued investing activities	(181.7)	(601.3)
Net change in cash due to investing activities	1,291.2	(606.1)
Cash flows from financing activities:
Proceeds from issuance of new debt	226.1	168.5
Repayment of debt, including tender and call premiums	(122.0)	(141.7)
Debt issuance costs	(0.1)	(0.5)
Purchases of subsidiary stock, net	(7.9)	(97.6)
Dividend paid by subsidiary to noncontrolling interest	(9.8)	(9.6)
Share based award tax withholding payments	(22.5)	(34.9)
Other financing activities, net	1.4	1.0
Net change in cash due to continuing financing activities	65.2	(114.8)
Net change in cash due to discontinued financing activities	120.4	265.9
Net change in cash due to financing activities	185.6	151.1
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(6.4)
Net change in cash and cash equivalents	1,415.8	(380.7)
Net change in cash and cash equivalents in discontinued operations	38.3	(228.9)
Net change in cash and cash equivalents in continuing operations	1,377.5	(151.8)
Cash and cash equivalents at beginning of period	270.1	465.2
Cash and cash equivalents at end of period	$1,647.6	$313.4
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions, except per share and unit measures or as otherwise specified)
(1) Description of Business and Basis of Presentation
Description of Business
HRG Group, Inc. (“HRG”, and collectively with its respective subsidiaries, the “Company”) is a holding company that conducts its operations principally through its majority owned subsidiary, Spectrum Brands Holdings, Inc., which is a diversified global branded consumer products company (“Spectrum Brands”). HRG’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “HRG.”
The Company’s reportable business segments are organized in a manner that reflects how HRG’s management views those business activities. Accordingly, the Company currently presents the results from its business operations in two reportable segments: (i) Consumer Products and (ii) Corporate and Other.
The Company’s Consumer Products segment represents the Company’s 59.3% controlling interest in Spectrum Brands. The Company’s Corporate and Other segment includes the Company’s ownership of Salus Capital Partners, LLC, (“Salus”), which was created for the purpose of serving as an asset-based lender and is in the process of completing the wind-down of its business, 99.5% of NZCH Corporation (“NZCH”), a public shell company, HGI Funding, LLC (“HGI Funding”) and HGI Energy Holdings, LLC (“HGI Energy”), which are subsidiaries that the Company uses to manage a portion of its available cash and engage in other activities.
For the results of operations by segment, and other segment data, see Note 18, Segment Data and Note 20, Consolidating Financial Information.
Consumer Products Segment
The Consumer Products segment represents the Company’s 59.3% controlling interest in Spectrum Brands. Through its operating subsidiaries, Spectrum Brands is a diversified global branded consumer products company with positions in multiple product lines and categories: consumer batteries, small appliances, global pet supplies, home and garden control products, personal care products, hardware and home improvement products and global auto care.
Effective December 29, 2017, Spectrum Brands’ Board of Directors approved a plan to explore strategic alternatives, including the planned sale of Spectrum Brands’ Global Batteries & Appliances (“GBA”) segment. Spectrum Brands expects a sale to be realized by December 31, 2018. See Note 3, Divestitures, regarding Spectrum Brands’ agreement to sell its Global Batteries and Lighting (“GBL”) business and its plans to sell its Home and Personal Care (“HPC”) business. The Company reports a business as held for sale when the criteria of Accounting Standard Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”) are met. The Company believes ASC 360’s criteria for the GBA segment have been met as of December 31, 2017. As a result, Spectrum Brands’ assets and liabilities associated with the GBA segment have been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and the respective operations of the GBA segment have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows; and reported separately for all periods presented. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements- Assets Held for Sale and Discontinued Operations. See Note 3, Divestitures for more information on the assets and liabilities classified as held for sale and discontinued operations. See Note 18, Segment Data for more information pertaining to segments of continuing operations.
Corporate and Other Segment
On November 30, 2017, Fidelity & Guaranty Life (“FGL”), a former majority owned subsidiary of the Company, completed its merger (the “FGL Merger”) with CF Corporation and its related entities (collectively, the “CF Entities”) pursuant to its previously disclosed Agreement and Plan of Merger (the “FGL Merger Agreement”). Pursuant to the FGL Merger Agreement, except for certain shares specified in the FGL Merger Agreement, each issued and outstanding share of common stock of FGL was automatically cancelled and converted into the right to receive $31.10 in cash. In addition, pursuant to a share purchase agreement, on November 30, 2017, Front Street Re (Delaware) Ltd., a wholly-owned subsidiary of HRG, sold to the CF Entities (such sale, the “Front Street Sale”) all of the issued and outstanding shares of its former wholly-owned subsidiaries, Front Street Re Cayman Ltd. and Front Street Re Ltd (collectively, “Front Street”, and together with FGL, the “Insurance Operations”). The purchase price for the Front Street Sale was $65.0, subject to reduction for customary transaction expenses. In addition, $6.5 of the purchase price was deposited in escrow for a period of 15 months to support any indemnification claims that might be made (if any) by the CF Entities. Pursuant to the share purchase agreement, on December 5, 2017, the Company repaid the $92.0 of notes (such notes, the “HGI Energy Notes”) issued by HGI Energy, which were held directly and indirectly by Front Street and FGL. Following the completion of the FGL Merger and the Front Street Sale, HRG no longer has any equity interest in FGL or Front Street and our former Insurance Operations segment is presented as discontinued operations for prior periods. HRG deconsolidated FGL and Front Street as of November 30, 2017.

Finally, as previously disclosed, HRG, FS Holdco II Ltd. (“FS Holdco”) and the CF Entities entered into an agreement (the “338 Agreement”) on May 24, 2017 pursuant to which the CF Entities agreed that FS Holdco may, at its option, cause the relevant CF Entity and FS Holdco to make a joint election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, with respect to the FGL Merger and the deemed share purchases of FGL’s subsidiaries (the “338 Tax Election”). Pursuant to the 338 Agreement, if FS Holdco elects to make the 338 Tax Election, FS Holdco and/or CF Corporation will be required to make a payment for the election to the other. As of December 31, 2017, HRG expects to receive an estimated $26.6 net payment from CF Corporation, which has been included in the estimated consideration HRG expects to receive from the FGL Merger. Pursuant to the 338 Agreement, FS Holdco may elect to exercise the 338 Tax Election at any time until 10 business days after final calculation of such incremental tax costs or savings, as the case may be, and it currently expects to exercise such election within such period. Nonetheless, there can be no assurance that FS Holdco will make the election and/or that HRG will receive the expected benefits of such election. In addition, the estimated payment described herein is preliminary as of December 31, 2017 and subject to change, and HRG does not undertake any obligation to update such estimate.
Also on December 15, 2017, HRG issued a notice of redemption to redeem all $864.4 outstanding principal amount of its 7.875% Senior Secured Notes due 2019 (the “7.875% Notes”) at a redemption price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. The 7.875% Notes were redeemed on January 16, 2018.
In addition, we continued to streamline our business and simplify our holding company structure and also continued to review and evaluate strategic alternatives available to us with a view towards maximizing shareholder value. We believe that HRG is an excellent company that owns great businesses that have generated strong performance over a long period of time. We believe that we are well-positioned to take advantage of the opportunities that may be available to us through the review of strategic alternatives. Strategic alternatives may include, but are not limited to, a merger, sale or other business combination involving the Company and/or its assets. As part of this strategic review process, HRG has made/received, and may in the future make/receive, one or more proposals to/from third parties and/or Spectrum Brands, its management, its board of directors, its stockholders and other persons, including discussions and proposals that may include, but are not limited to, a merger or a sale and/or a business combination of the Company and Spectrum Brands. In connection therewith, the Spectrum Brands board of directors has formed a special committee of independent directors and has hired independent financial and legal advisors. We have not set a definitive schedule to complete our review of strategic alternatives and do not intend to provide any further updates until such time as it determines in its sole discretion or as required by law. The strategic review process may be suspended or terminated at any time without notice. There can be no assurance that any such process will result in a transaction, or if a transaction is undertaken, as to its terms or timing.
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and note disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations.
As of December 31, 2017, the Company changed its method of presenting its financial statements from an unclassified balance sheet in accordance with Article 7, Insurance Companies, and Regulation S-X to a classified balance sheet. The Company believes a classified balance sheet is preferable as a result of the completion of the FGL Merger and Front Street Sale. Certain prior amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported net income attributable to controlling interest or accumulated deficit. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on November 20, 2017 (the “Form 10-K”). The results of operations for the three months ended December 31, 2017 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2018.
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
At December 31, 2017, the non-controlling interest component of total equity primarily represents the 40.7% share of Spectrum Brands not owned by HRG.

(2) Significant Accounting Policies and Recent Accounting Pronouncements
Assets Held for Sale and Discontinued Operations
A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale. Transactions between the business held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale. If a business is classified as held for sale after the balance sheet date but before the financial statements are issued or are available to be issued, the business continues to be classified as held and used in those financial statements when issued or when available to be issued.
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is sold or classified as held for sale, in accordance with ASC 360 and Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 2015) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The results of discontinued operations are reported in “Income from discontinued operations, net of tax” in the accompanying Condensed Consolidated Statements of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. Transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale.
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
Recent Accounting Pronouncements Not Yet Adopted
The Company has implemented all new accounting pronouncements that are in effect and that may impact its Condensed Consolidated Financial Statements and does not believe that there are any other new accounting pronouncements, other than the ones disclosed in the Company’s Form 10-K, that have been issued that might have a material impact on its financial condition, results of operations or liquidity.

(3) Divestitures
The following table summarizes the components of “Income from discontinued operations, net of tax” in the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016:

	Three months ended December 31,
	2017	2016
Income from discontinued operations, net of tax attributable to Insurance Operations	$459.9	$250.4
Income from discontinued operations, net of tax attributable to GBA segment	40.9	52.4
Income from discontinued operations, net of tax	$500.8	$302.8
Insurance Operations
On November 30, 2017, FGL completed the FGL Merger pursuant to which, except for certain shares specified in the FGL Merger Agreement, each issued and outstanding share of common stock of FGL was automatically canceled and converted into the right to receive $31.10 in cash, without interest. The total consideration received by the Company as a result of the completion of the FGL Merger was $1,488.3, which includes an estimate of $26.6 related to the 338 Tax Election. See Note 1, Description of Business and Basis of Presentation - Corporate and Other Segment for more information on the 338 Tax Election.
Also on November 30, 2017, Front Street Re (Delaware) Ltd. sold to the CF Entities all of the issued and outstanding shares of Front Street for $65.0, which is subject to reduction for customary transaction expenses. In addition, $6.5 of the purchase price was deposited in escrow for a period of 15 months to support any indemnification claims that might be made (if any) by the CF Entities.
The Insurance Operations were classified as held for sale in the accompanying Condensed Consolidated Balance Sheets at September 30, 2017 and as discontinued operations through November 30, 2017 in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

The following table summarizes the major categories of assets and liabilities of the Insurance Operations classified as held for sale in the accompanying Condensed Consolidated Balance Sheets at September 30, 2017:

September 30, 2017
Assets
Investments, including loans and receivables from affiliates	$23,211.1
Funds withheld receivables	742.7
Cash and cash equivalents	914.5
Accrued investment income	231.3
Reinsurance recoverable	2,358.8
Deferred acquisition costs and value of business acquired, net	1,163.6
Other assets	125.4
Write-down of assets of businesses held for sale to fair value less cost to sell	(421.2)
Total assets of businesses held for sale	$28,326.2
Liabilities
Insurance reserves	$24,989.6
Debt	405.0
Accounts payable and other current liabilities	56.2
Deferred tax liabilities	68.0
Other liabilities	831.9
Total liabilities of businesses held for sale	$26,350.7
In accordance with ASC 360, Property, Plant and Equipment, long-lived assets classified as held for sale are measured at the lower of their carrying value or fair value less cost to sell at the balance sheet date. At September 30, 2017, the carrying value of the Company’s interest in FGL and Front Street exceeded their respective estimated fair value less cost to sell by $402.2 and $19.0, respectively.
The higher carrying value of FGL was primarily due to the increase in unrealized gains, net of offsets in FGL’s investment portfolio, with the effects of the unrealized gains, net of offsets, being recorded in accumulated other comprehensive income (“AOCI”). Upon the completion of the FGL Merger, the Company deconsolidated its ownership interest in FGL, which resulted in the reclassification of $445.9 of AOCI attributable to FGL to income from discontinued operations during the three months ended December 31, 2017.
The following table summarizes the components of “Net income from discontinued operations” in the accompanying Condensed Consolidated Statements of Operations for the two months ended November 30, 2017 and the three months ended December 31, 2016:

	Two months ended November 30, 2017	Three months ended December 31, 2016

Revenues:
Insurance premiums	$6.8	$11.2
Net investment income	181.9	250.5
Net investment gains	154.8	22.6
Insurance and investment product fees and other	35.1	39.0
Total revenues	378.6	323.3
Operating costs and expenses:
Benefits and other changes in policy reserves	241.3	8.3
Selling, acquisition, operating and general expenses	52.8	30.7
Amortization of intangibles	35.8	120.0
Total operating costs and expenses	329.9	159.0
Operating income	48.7	164.3
Interest expense	(3.9)	(6.1)
Other expense, net	(0.1)	—
(Write-down) write-up of assets of businesses held for sale to fair value	(14.2)	144.5
Reclassification of accumulated other comprehensive income	445.9	—
Income from discontinued operations before income taxes	476.4	302.7
Income tax expense	16.5	52.3
Net income from discontinued operations	459.9	250.4
Net income from discontinued operation attributable to noncontrolling interest	5.4	21.1
Net income from discontinued operations attributable to controlling interest	$454.5	$229.3

Consumer Products Segment - GBA Segment
As previously discussed in Note 1, Description of Business and Basis of Presentation, Spectrum Brands’ GBA segment was classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. The following table summarizes the assets and liabilities of Spectrum Brands’ GBA segment classified as held for sale as of December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
Assets
Trade receivables, net	$282.5	$260.1
Other receivables, net	29.1	24.1
Inventories, net	273.3	279.1
Prepaid expenses and other current assets	40.7	39.7
Property, plant and equipment, net	194.8	196.4
Deferred charges and other assets	17.3	19.2
Goodwill	348.6	348.9
Intangibles, net	804.3	811.9
Total assets of businesses held for sale	$1,990.6	$1,979.4
Liabilities
Current portion of long-term debt	$23.5	$17.3
Accounts payable	302.3	355.9
Accrued wages and salaries	29.8	36.9
Other current liabilities	98.8	89.8
Long-term debt, net of current portion	51.1	51.4
Deferred income taxes	36.8	38.2
Other long-term liabilities	65.9	66.2
Total liabilities of businesses held for sale	$608.2	$655.7
The following table summarizes the components of “Net income from discontinued operations” in the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016:

	Three months ended December 31,
	2017	2016
Revenues:
Net sales	$603.3	$609.5
Operating costs and expenses:
Cost of goods sold	403.4	398.6
Selling, acquisition, operating and general expenses	131.7	121.3
Total operating costs and expenses	535.1	519.9
Operating income	68.2	89.6
Interest expense	13.7	12.8
Other expense, net	0.3	—
Income from discontinued operations before income taxes	54.2	76.8
Income tax expense	13.3	24.4
Net income from discontinued operations	40.9	52.4
Net income from discontinued operation attributable to noncontrolling interest	16.8	22.3
Net income from discontinued operations attributable to controlling interest	$24.1	$30.1
Interest expense consists of interest from debt directly held by subsidiaries of the business held for sale, including interest from capital leases, and interest on term loans required to be paid down using proceeds received on disposal on sale of a business within 365 days with the exception for funds used for capital expenditures and acquisitions. There has been no impairment loss recognized as the fair value or expected proceeds from the disposal of the businesses is anticipated to be in excess of the asset carrying values.
Energizer Holdings, Inc.
On January 15, 2018, subsequent to the three months ended December 31, 2017, Spectrum Brands entered into a definitive acquisition agreement (the “GBL Sale Agreement”) with Energizer Holdings, Inc. (“Energizer”) pursuant to which Energizer has agreed to acquire from Spectrum Brands its GBL business for an aggregate purchase price of $2,000.0 in cash, subject to customary purchase price adjustments.

The GBL Sale Agreement provides that Energizer will purchase the equity of certain subsidiaries of Spectrum Brands, and acquire certain assets and assume certain liabilities of other subsidiaries used or held for the purpose of the GBL business.
In the GBL Sale Agreement, Spectrum Brands and Energizer have made customary representations and warranties and have agreed to customary covenants relating to the acquisition. Among other things, prior to the consummation of the acquisition, Spectrum Brands will be subject to certain business conduct restrictions with respect to its operation of the GBL business.
Spectrum Brands and Energizer have agreed to indemnify each other for losses arising from certain breaches of the GBL Sale Agreement and for certain other matters. In particular, Spectrum Brands has agreed to indemnify Energizer for certain liabilities relating to the assets retained by Spectrum Brands, and Energizer has agreed to indemnify Spectrum Brands for certain liabilities assumed by Energizer, in each case as described in the GBL Sale Agreement.
Spectrum Brands and Energizer have agreed to enter into related agreements ancillary to the acquisition that will become effective upon the consummation of the acquisition, including a customary transition services agreement and reverse transition services agreement.
The consummation of the acquisition is subject to certain customary conditions, including, among other things, (i) the absence of a material adverse effect on GBL, (ii) the expiration or termination of required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the receipt of certain other antitrust approvals in certain specified foreign jurisdictions (the conditions contained in (ii) and (iii) together, the “Antitrust Conditions”), (iv) the accuracy of the representations and warranties of the parties (generally subject to a customary material adverse effect standard (as described in the GBL Sale Agreement) or other customary materiality qualifications), (v) the absence of governmental restrictions on the consummation of the acquisition in certain jurisdictions, and (vi) material compliance by the parties with their respective covenants and agreements under the GBL Sale Agreement. The consummation of the transaction is not subject to any financing condition. The transaction is expected to be consummated prior to December 31, 2018.
The GBL Sale Agreement also contains certain termination rights, including the right of either party to terminate the GBL Sale Agreement if the consummation of the acquisition has not occurred on or before July 15, 2019 (the “Termination Date”). Further, if the acquisition has not been consummated by the Termination Date and all conditions precedent to Energizer’s obligation to consummate the acquisition have otherwise been satisfied except for one or more of the Antitrust Conditions, then Energizer would be required to pay Spectrum Brands a termination fee of $100.0.
The GBL business is part of Spectrum Brands’ GBA business, which also includes shared operations and assets of the remaining components of Spectrum Brands’ HPC business. Spectrum Brands is actively marketing its HPC business with interested parties for a separate transaction(s) expected to be entered into and consummated prior to December 31, 2018.

(4) Acquisition and Integration Costs
The following summarizes acquisition and integration costs for the three months ended December 31, 2017 and 2016:

	Three months ended December 31,
	2017	2016
Hardware & Home Improvement Business	$2.7	$1.9
PetMatrix	1.6	—
GloFish	0.4	—
Armored AutoGroup Parent Inc.	0.2	1.3
Other	0.3	0.1
Total acquisition and integration related charges	$5.2	$3.3
Acquisition and integration costs include costs directly associated with the completion of the purchase of net assets or equity interest of a business such as a business combination, equity investment, joint venture or purchase of non-controlling interest. Included costs include: transactions costs; advisory, legal, accounting, valuation, and other professional fees; and integration of acquired operations onto Spectrum Brands’ shared service platform and termination of redundant positions and locations.

(5) Restructuring and Related Charges
During the fiscal year ended September 30, 2017, Spectrum Brands implemented a rightsizing initiative within its global pet supplies product category to streamline certain operations and reduce operating costs (the “Pet Rightsizing Initiative”). The initiative includes headcount reductions and the rightsizing of certain facilities. Total costs associated with this initiative are expected to be approximately $9.0, of which $8.8 has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.
During the fiscal year ended September 30, 2017, Spectrum Brands implemented an initiative within its hardware and home improvement product category to consolidate certain operations and reduce operating costs (the “HHI Distribution Center Consolidation”). The initiative includes headcount reductions and the exit of certain facilities. Total costs associated with the initiative are expected to be approximately $55.0, of which $42.6 has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.
During the fiscal year ended September 30, 2016, Spectrum Brands implemented a series of initiatives in its global auto care product category to consolidate certain operations and reduce operating costs (the “GAC Business Rationalization Initiatives”). These initiatives included headcount reductions and the exit of certain facilities. Total costs associated with these initiatives are expected to be approximately $35.0, of which $33.6 has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.
Spectrum Brands is entering or may enter into small, less significant initiatives and restructuring activities to reduce costs and improve margins throughout the organization (“Other Restructuring Activities”). Individually these activities are not substantial, and occur over a shorter time period (less than 12 months).
The following table summarizes restructuring and related charges incurred during the three months ended December 31, 2017 and 2016, and where those charges are classified in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended December 31,
Initiatives:	2017	2016
HHI distribution center consolidation	$15.2	$—
GAC business rationalization initiative	4.0	1.5
Pet rightsizing initiative	0.6	—
Other restructuring activities	0.6	0.7
Total restructuring and related charges	$20.4	$2.2
Reported as:
Cost of goods sold	$1.8	$1.1
Selling, acquisition, operating and general expenses	18.6	1.1
The following table summarizes restructuring and related charges for the three months ended December 31, 2017 and 2016, and cumulative costs for current restructuring initiatives as of December 31, 2017, by cost type:

	Three months ended December 31,
Cost Type:	2017	2016	Cumulative costs through December 31, 2017	Future costs to be incurred
Termination benefits	$1.1	$0.8	$12.1	$0.2
Other costs	19.3	1.4	73.9	16.0
Total restructuring and related charges	$20.4	$2.2	$86.0	$16.2
Termination benefits consist of involuntary employee termination benefits and severance pursuant to a one-time benefit arrangement recognized as part of a restructuring initiative. Other costs consist of non-termination type costs related to restructuring initiatives such as incremental costs to consolidate or close facilities, relocate employees, cost to retrain employees to use newly deployed assets or systems, lease termination costs, and redundant or incremental transitional operating costs and customer fines and penalties during transition, among others.

(6) Receivables and Concentrations of Credit Risk
The allowance for uncollectible receivables as of December 31, 2017 and September 30, 2017 was $29.0 and $23.5, respectively. Spectrum Brands has a broad range of customers including many large retail outlet chains, three of which exceed 10% of consolidated “Net sales” and/or “Trade receivables, net”. These three customers represented 35.1% and 35.5% of Spectrum Brands’ “Net sales” for the three months ended December 31, 2017 and 2016, respectively; and 29.3% and 36.2% of “Trade receivables, net” in the accompanying Condensed Consolidated Balance Sheets at December 31, 2017 and September 30, 2017, respectively.

(7) Inventories, net
“Inventories, net” in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	December 31, 2017	September 30, 2017
Raw materials	$103.2	$95.7
Work-in-process	51.1	35.5
Finished goods	426.4	365.1
Total inventories, net	$580.7	$496.3

(8) Property, Plant and Equipment, net
Property, plant and equipment, net in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	December 31, 2017	September 30, 2017
Land, buildings and improvements	$149.3	$146.6
Machinery, equipment and other	387.5	380.8
Capitalized leases	212.2	210.8
Construction in progress	45.7	40.4
Properties, plant and equipment at cost	794.7	778.6
Less: Accumulated depreciation	288.0	274.2
Total properties, plant and equipment, net	$506.7	$504.4
Depreciation expense from property, plant and equipment for the three months ended December 31, 2017 and 2016 was $18.1 and $14.9, respectively.

(9) Goodwill and Intangibles, net
A summary of the changes in the carrying amounts of Spectrum Brands’ goodwill and intangible assets are as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	Total
Balance at September 30, 2017	$2,277.1	$1,024.3	$587.7	$1,612.0
Periodic amortization	—	—	(15.0)	(15.0)
Effect of translation	(0.7)	1.0	0.6	1.6
Balance at December 31, 2017	$2,276.4	$1,025.3	$573.3	$1,598.6
Goodwill and indefinite lived tradename intangibles are not amortized and are tested for impairment at least annually at the Company’s August financial period end, or more frequently if an event or circumstance indicates that an impairment loss may have been incurred between annual impairment tests.
Definite Lived Intangible Assets
The carrying value and accumulated amortization for intangible assets subject to amortization as of December 31, 2017 and September 30, 2017 are as follows:

	December 31, 2017			September 30, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$672.6	$(232.4)	$440.2	$671.7	$(222.3)	$449.4
Technology assets	231.6	(101.2)	130.4	194.6	(59.7)	134.9
Tradenames	5.5	(2.8)	2.7	18.5	(15.1)	3.4
	$909.7	$(336.4)	$573.3	$884.8	$(297.1)	$587.7

The range and weighted average useful lives for definite-lived intangible assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 to 20 years	17.9 years
Technology assets	6 to 18 years	11.4 years
Tradenames	5 to 13 years	6.2 years

Certain tradename intangible assets have an indefinite life and are not amortized. The balance of tradenames not subject to amortization was $1,025.3 and $1,024.3 as of December 31, 2017 and September 30, 2017, respectively. During the three months ended December 31, 2017 and 2016, the Company did not recognize an impairment on indefinite-lived intangible assets.
Amortization expense for the three months ended December 31, 2017 and 2016 was $15.0 and $15.4, respectively. Excluding the impact of any future acquisitions or change in foreign currency, the Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows:

Fiscal Year	Estimated Amortization Expense
2018	$57.5
2019	57.4
2020	55.0
2021	49.7
2022	48.0

(10) Debt
The Company’s consolidated debt consists of the following:

	December 31, 2017		September 30, 2017
	Amount	Rate	Amount	Rate	Interest Rate
HRG
7.875% Senior Secured Notes, due July 15, 2019	$864.4	7.9%	$864.4	7.9%	Fixed rate
7.75% Senior Unsecured Notes, due January 15, 2022	890.0	7.8%	890.0	7.8%	Fixed rate
HGI Funding
2017 Loan, due July 13, 2018	50.0	4.0%	50.0	3.7%	Variable rate, see below
HGI Energy
HGI Energy Notes, due June 30, 2018	—	—%	92.0	1.5%	Fixed rate
	1,804.4		1,896.4
Spectrum Brands
USD Term Loan, due June 23, 2022	1,241.1	3.5%	1,244.2	3.4%	Variable rate, see below
CAD Term Loan, due June 23, 2022	34.3	5.0%	59.0	4.9%	Variable rate, see below
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	Fixed rate
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	Fixed rate
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	Fixed rate
4.00% Notes, due October 1, 2026	507.6	4.0%	500.9	4.0%	Fixed rate
Revolver Facility, expiring March 6, 2022	226.0	4.1%	—	—%	Variable rate, see below
Other notes and obligations	4.0	8.0%	4.7	8.0%	Variable rate
Obligations under capital leases	200.7	5.7%	200.0	5.7%	Various
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	77.0	—%	28.9	—%	Variable rate, see below
Long-term debt of consolidated variable-interest entity with FGL	—	—%	48.1	—%	Variable rate, see below
Total	5,915.1		5,802.2
Original issuance discounts on debt, net of premiums	(19.9)		(20.7)
Unamortized debt issue costs	(72.3)		(76.1)
Total debt	5,822.9		5,705.4
Less current maturities and short-term debt	934.5		161.4
Non-current portion of debt	$4,888.4		$5,544.0

HRG
On December 15, 2017, HRG issued a notice of redemption to redeem all $864.4 outstanding principal amount of its 7.875% Notes at a redemption price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. The 7.875% Notes were redeemed on January 16, 2018. The 7.875% Notes were included in the current portion of long-term debt as of December 31, 2017.
HGI Funding
2017 Loan
On January 13, 2017, the Company, through a wholly-owned subsidiary of HGI Funding, entered into a loan agreement, pursuant to which it may borrow up to an aggregate amount of $150.0 (the “2017 Loan”). The 2017 Loan bears interest at an adjusted International Exchange London Interbank Offered Rate (“LIBOR”), plus 2.35% per annum, payable quarterly and a commitment fee of 75 bps. The 2017 Loan matures on July 13, 2018, with an option for early termination by the borrower. At December 31, 2017, the 2017 Loan was secured by 4.2 million shares of Spectrum Brands owned by a subsidiary of HGI Funding.
HGI Energy
On December 5, 2017, the Company paid off the $92.0 aggregate principal amount of the HGI Energy Notes, which were previously held by the Insurance Operations.
Spectrum Brands
Term Loans and Revolver Facility
The term loans and Revolver Facility due June 23, 2020 (“Revolver Facility”) are subject to variable interest rates, (i) the U.S. dollar denominated term loan facility (the “USD Term Loan”) is subject to either adjusted LIBOR, plus margin of 2.00% per annum, or a base rate plus margin of 1.00% per annum; (ii) the CAD term loan due June 23, 2022 (“CAD Term Loan”) is subject to either Canadian Dollar Offered Rate, subject to a 0.75% floor plus 3.50% per annum, or base rate with a 1.75% floor plus plus 2.50% per annum; (iii) the Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.25% per annum, or base rate plus margin ranging from 0.75% to 1.25% per annum. As a result of borrowings and payments under the Revolver Facility, at December 31, 2017, Spectrum Brands had borrowing availability of $454.4, net of outstanding letters of credit of $18.0 and $1.5 allocated to a foreign subsidiary of Spectrum Brands.
Salus
In February 2013, September 2013 and February 2015, Salus completed a collateralized loan obligation (“CLO”) securitization of up to $578.5 notional aggregate principal amount. At December 31, 2017 and September 30, 2017, the outstanding notional aggregate principal amount of $77.0 and $28.9, respectively, was taken up by unaffiliated entities and consisted entirely of subordinated debt in both periods, and $48.1 was taken up by FGL and included in “Current assets of businesses held for sale” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2017. The obligations of the securitization is secured by the assets of the variable interest entity, primarily asset-based loan receivables and carry residual interest subject to maintenance of certain covenants. Due to losses incurred in the CLO, at December 31, 2017 and September 30, 2017, the CLO was not accruing interest on the subordinated debt.

(11) Derivative Financial Instruments
Cash Flow Hedges
Interest Rate Swaps. Spectrum Brands uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest from the underlying debt to which the swap is designated. At December 31, 2017 and September 30, 2017, Spectrum Brands had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.76% for a notional principal amount of $300.0 through May 2020. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $0.1, net of tax. Spectrum Brands’ interest rate swaps financial instruments at December 31, 2017 and September 30, 2017 were as follows:

	December 31, 2017		September 30, 2017
	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	2.3	$300.0	2.6

Commodity Swaps. Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically brass used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At December 31, 2017, Spectrum Brands had a series of brass swap contracts outstanding through June 2019. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $0.4, net of tax. Spectrum Brands had the following commodity swap contracts outstanding as of December 31, 2017 and September 30, 2017:

	December 31, 2017		September 30, 2017
	Notional	Contract Value	Notional	Contract Value
Brass swap contracts	1.2 Tons	$6.4	1.3 Tons	$6.6
Foreign exchange contracts. Spectrum Brands periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Canadian Dollars (“CAD”) or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange rates related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to “Net sales” or purchase price variance in “Cost of goods sold”, respectively, in the accompanying Condensed Consolidated Statements of Operations. At December 31, 2017, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through August 2019. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $0.5, net of tax. At December 31, 2017 and September 30, 2017, Spectrum Brands had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $53.2 and $67.5, respectively.
Net Investment Hedge
On September 20, 2016, SBI issued €425.0 aggregate principal amount of 4.00% Notes due October 1, 2026 (“4.00% Notes”). Spectrum Brands’ 4.00% Notes are denominated in Euros and have been designated as a net investment hedge of the translation of Spectrum Brands’ net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized in AOCI with any ineffective portion recognized as foreign currency translation gains or losses in the accompanying Condensed Consolidated Statements of Operations when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of December 31, 2017, the hedge was fully effective and no ineffective portion was recognized in earnings.
Derivative Contracts Not Designated as Hedges for Accounting Purposes
Foreign exchange contracts. Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, CAD, Euros, Pounds Sterling, Taiwanese Dollars, Hong Kong Dollars or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At December 31, 2017, Spectrum Brands had a series of forward exchange contracts outstanding through January 2018. At December 31, 2017 and September 30, 2017, Spectrum Brands had $90.5 and $62.9, respectively, of notional value of such foreign exchange derivative contracts outstanding.

Fair Value of Derivative Instruments
The fair value of outstanding derivatives recorded in the accompanying Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	December 31, 2017	September 30, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Deferred charges and other assets	$2.1	$0.4
Commodity swaps	Other receivables, net	0.9	0.6
Foreign exchange contracts	Other receivables, net	0.2	0.2
Interest rate swaps	Other receivables, net	0.1	—
Commodity swaps	Deferred charges and other assets	0.1	—
Total asset derivatives designated as hedging instruments		3.4	1.2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other receivables, net	0.4	0.3
Total asset derivatives		$3.8	$1.5

Liability Derivatives	Classification	December 31, 2017	September 30, 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accounts payable	$1.3	$2.3
Interest rate swaps	Other current liabilities	0.2	0.5
Foreign exchange contracts	Other long-term liabilities	—	0.3
Interest rate swaps	Accrued interest	—	0.2
Total liability derivatives		$1.5	$3.3
Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was less than $0.1 as of December 31, 2017 and September 30, 2017.
Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. As of December 31, 2017 and September 30, 2017, there was no cash collateral outstanding. In addition, as of December 31, 2017 and September 30, 2017, Spectrum Brands had no posted standby letters of credit related to such liability positions.

The following tables summarize the impact of derivative instruments in the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016, pre-tax:

Three months ended December 31, 2017	Classification	Effective Portion
		Gain (Loss) in AOCI	Gain (Loss) reclassified to Continuing Operations
Interest rate swaps	Interest expense	$2.0	$(0.3)
Commodity swaps	Cost of goods sold	1.8	0.3
Net investment hedge	Other income, net	(6.6)	—
Foreign exchange contracts	Net sales	—	0.1
Foreign exchange contracts	Cost of goods sold	2.0	0.2
		$(0.8)	$0.3

Three months ended December 31, 2016	Classification	Effective Portion
		Gain (Loss) in AOCI	Gain (Loss) reclassified to Continuing Operations
Interest rate swaps	Interest expense	$0.1	$(0.3)
Commodity swaps	Cost of goods sold	0.1	—
Net investment hedge	Other income, net	32.5	—
Foreign exchange contracts	Net sales	0.2	—
Foreign exchange contracts	Cost of goods sold	10.3	0.1
		$43.2	$(0.2)
For the three months ended December 31, 2017, Spectrum Brands had $1.2 of gains from commodity swaps and $4.1 of losses from foreign exchange contracts reclassified from AOCI to income from discontinued operations. For the three months ended December 31, 2016, Spectrum Brands had $0.8 of gains from commodity swaps and $4.2 of gains from foreign exchange contracts reclassified from AOCI to income from discontinued operations.
The following table summarizes the loss associated with derivative contracts not designated as hedges in the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016:

		Three months ended December 31,
	Classification	2017	2016
Foreign exchange contracts	Other income, net	$0.3	$(2.1)

(12) Fair Value of Financial Instruments
Spectrum Brands utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. Spectrum Brands’ derivative assets and liabilities are valued on a recurring basis using internal models, which are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities, which are generally based on quoted or observed market prices and classified as Level 2. The fair value of certain derivatives is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of Spectrum Brands’ derivative assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance which is calculated based on the probability of default by Spectrum Brands, it adjusts its derivative liabilities to reflect the price at which a potential market participant would be willing to assume Spectrum Brands’ liabilities. Spectrum Brands has not changed its valuation techniques in measuring the fair value of any derivative assets and liabilities during the quarter.

The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	December 31, 2017				September 30, 2017
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Derivative Assets	$—	$3.8	$—	$3.8	$—	$1.5	$—	$1.5
Derivative Liabilities	—	1.5	—	1.5	—	3.3	—	3.3
See Note 11, Derivative Financial Instruments, for additional detail.
Non-Recurring Fair Value Measurements
Goodwill, intangible assets and other long-lived assets are tested annually or more frequently if an event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3).
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments which are not measured at fair value in the accompanying Condensed Consolidated Balance Sheets are summarized as follows:

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Total debt	$—	$6,015.0	$—	$6,015.0	$5,822.9

	September 30, 2017
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Total debt	$—	$5,839.3	$92.0	$5,931.3	$5,705.4
The carrying value of cash and cash equivalents, receivables and payables approximate fair value due to their short duration and, accordingly, they are not presented in the tables above. The fair value of debt set forth above is generally based on quoted or observed market prices.

(13) Stock-Based Compensation
The Company recognized consolidated stock-based compensation expense of $4.2 and $9.5 during the three months ended December 31, 2017 and 2016, respectively. Stock-based compensation expense is principally included in “Selling, acquisition, operating and general expenses” in the accompanying Condensed Consolidated Statements of Operations.
A summary of stock option awards outstanding as of December 31, 2017 and related activity during the three months then ended are as follows (option amounts in thousands):

	HRG
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2017	3,976	$9.69	$3.88
Exercised	(113)	12.25	4.82
Stock options outstanding at December 31, 2017	3,863	9.61	3.85
Stock options vested and exercisable at December 31, 2017	3,606	9.20	3.70
Stock options outstanding and expected to vest	3,863	9.61	3.85
A summary of restricted stock awards, restricted stock units and performance restricted stock units outstanding as of December 31, 2017 and related activity during the three months then ended, under HRG’s and Spectrum Brands’ incentive plans are as follows (share and unit amounts in thousands):

	HRG
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock outstanding at September 30, 2017	143	$13.36
Granted	24	16.85
Exercised / Released	(143)	13.36
Nonvested restricted stock outstanding at December 31, 2017	24	16.85

	HRG		Spectrum Brands
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2017	—	$—	761	$114.67
Granted	—	—	324	111.06
Vested/Exercised	—	—	(456)	113.24
Forfeited or Expired	—	—	(2)	123.78
Restricted stock units outstanding at December 31, 2017	—	—	627	113.82
A summary of warrants outstanding as of December 31, 2017 and related activity during the three months then ended, under HRG’s incentive plan are as follows (unit amounts in thousands):

	HRG
Warrants	Units	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Warrants outstanding at September 30, 2017	600	$13.13	$3.22
Warrants outstanding at December 31, 2017	600	13.13	3.22
Warrants outstanding and expected to vest	600	13.13	3.22
A summary of time-based and performance-based grants as of December 31, 2017 and related activity during the three months then ended, under HRG’s and Spectrum Brands’ incentive plans are as follows (share amounts in thousands):

	HRG			Spectrum Brands
Time-based grants	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Stock option awards	—	$—	$—	—	$—	$—
Restricted stock awards	24	16.85	0.4	—	—	—
Restricted stock units	—	—	—	92	113.29	10.4
Total time-based grants	24		$0.4	92		$10.4

	Spectrum Brands
Performance-based grants	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Vesting in less than 12 months	—	$—	$—
Vesting in 12 to 24 months	116	110.17	12.8
Vesting in more than 24 months	116	110.17	12.8
Total performance-based grants	232	110.17	$25.6
Additional Disclosures
During the three months ended December 31, 2017, HRG’s stock option awards and HRG’s restricted stock awards with a total fair value of $2.7 vested. The total intrinsic value of HRG’s share options exercised during the three months ended December 31, 2017 was $0.5, for which HRG received cash of $1.4 in settlement.
Under HRG’s executive compensation plan for the three months ended December 31, 2017, executives will be paid in cash. In addition, at the discretion of the Board, executives may from time to time be granted stock, stock options, and shares of restricted stock.

As of December 31, 2017, HRG had $1.0 of total unrecognized compensation cost related to unvested share-based compensation agreements previously granted, which is expected to be recognized over a weighted-average period of 1.18 years.
The fair values of HRG’s restricted stock and restricted stock unit awards are determined based on the market price of HRG’s common stock on the grant date. The fair value of HRG’s stock option awards and warrants are determined using the Black-Scholes option pricing model.
The following assumptions were used in the determination of these grant date fair values for HRG’s options awarded using the Black-Scholes option pricing model:

Three months ended December 31, 2016
Risk-free interest rate	1.80% to 2.25%
Assumed dividend yield	—%
Expected option term	5.0 to 6.5 years
Volatility	35.1% to 37.5%
There is no comparative in the table above as there were no options granted during the three months ended December 31, 2017.
The weighted-average remaining contractual term of HRG’s outstanding stock option awards and warrants at December 31, 2017, was 4.06 years.
Spectrum Brands measures share-based compensation expense of restricted stock units based on the fair value of the awards, as determined by the market price of the Spectrum Brands’ shares on the grant date and recognizes these costs on a straight-line basis over the requisite service period of the awards. Certain of Spectrum Brands’ restricted stock units are performance-based awards that are dependent upon achieving specified financial metrics over a designated period of time. In addition to restricted stock units, Spectrum Brands also provides for a portion of its annual management incentive compensation plan to be paid in common stock of Spectrum Brands, in lieu of cash payment, and is considered a liability plan.
The total market value Spectrum Brands’ restricted stock units on the dates of the grants was approximately $36.0. The remaining unrecognized pre-tax compensation cost related to restricted stock units at December 31, 2017 was $43.4.

(14) Employee Benefit Obligations
Defined Benefit Plans
HRG
HRG has a noncontributory defined benefit pension plan (the “HRG Pension Plan”) covering certain of its former U.S. employees. During 2006, the HRG Pension Plan was frozen which caused all existing participants to become fully vested in their benefits.
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
On November 15, 2017, the Company’s Board of Directors approved the termination of the HRG Pension Plan, which is a legacy plan. As of December 31, 2017 and September 30, 2017, the HRG Pension Plan’s projected benefit obligation was $15.4 and $15.6, respectively and the fair value of plan assets was $11.2 and $11.6, respectively. The HRG Pension Plan’s termination date is February 15, 2018. The Company expects to purchase annuity contracts in the third quarter of Fiscal 2018 to settle the Company’s obligations to the HRG Pension Plan’s participants. The Company accrued a $1.6 liability as of December 31, 2017 for the estimated additional cost to settle the HRG Pension Plan above the $4.2 unfunded benefit obligation amount.

(15) Income Taxes
For the three months ended December 31, 2017, the Company’s effective tax rate of 263.0% differed from the expected U.S. statutory tax rate of 35.0% and was significantly impacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”). The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35.0% to a flat 21.0% rate, effective January 1, 2018. During the three months ended December 31, 2017, Spectrum Brands recorded a provisional $206.7 tax benefit for revaluation of U.S. deferred tax assets and liabilities and a provisional $78.8 of income tax expense for the one-time deemed mandatory repatriation.
For the three months ended December 31, 2016, the Company’s effective tax rate of (15.4)% differed from the expected U.S. statutory tax rate of 35.0% and was impacted by U.S. pretax losses in the Company’s Corporate and Other segment where the tax benefits are not more-likely-than-not to be realized resulting in the recording of valuation allowance.

HRG
At December 31, 2017 and September 30, 2017, HRG had approximately $1,565.1 and $1,524.3, respectively, of gross U.S. Federal net operating loss (“NOL”) carryforwards (inclusive of $149.1 and $151.1, respectively, attributable to FGL’s non-life subsidiaries), which, if unused, will expire in tax years ending December 31, 2028 through 2037. At December 31, 2017 and September 30, 2017, HRG had approximately $423.1 and $315.9 of gross U.S. Federal capital loss carryforwards (inclusive of $15.0 and $15.0, respectively, attributable to FGL’s non-life subsidiaries), which, if unused, will expire in tax years December 31, 2019 through 2022. Approximately $387.9 of HRG’s gross U.S. Federal NOL is subject to limitations under Sections 382 of the Internal Revenue Code. The majority of HRG’s NOL and capital loss carryforwards have historically been subject to valuation allowances, as HRG concluded that all or a portion of the related tax benefits are not more-likely-than-not to be realized.
On December 22, 2017, the Tax Reform Act was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries and imposing a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35.0% to a flat 21.0% rate, effective January 1, 2018. HRG is a calendar year taxpayer, therefore HRG will be using the flat 21.0% rate for the January 1 to September 30, 2018 tax period and 35.0% for the October 1 to December 31, 2017 tax period. However, Spectrum Brands files its U.S. tax returns on a September fiscal year basis, its U.S. tax rate for Fiscal 2018 will be a blended rate of 24.53%. In response to the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year measurement period in a manner similar to accounting for business combinations. The Company has followed the SAB 118 guidance.
As a result of the new corporate tax rate, HRG is required to account for the effects of the change in tax law on its deferred tax balances as of the December 22, 2017 enactment date. HRG revalued its deferred tax balances applying the 21.0% tax rate based on the rate at which the deferred tax balances are expected to reverse in the future. As a result, HRG recognized a $287.2 reduction of tax benefits attributable to its net deferred tax assets. The reduction in tax benefits was fully offset by a reduction in the deferred tax asset valuation allowance. Accordingly, the revaluation of deferred at 21.0% has no impact on the accompanying Condensed Consolidated Statements of Operations for HRG, excluding Spectrum Brands, for the three months ended December 31, 2017. HRG’s valuation allowance at December 31, 2017 and September 30, 2017 totaled $430.8 and $703.2, respectively, (inclusive of $34.4 and $58.1, respectively, attributable to FGL’s non-life subsidiaries). The decrease in HRG’s valuation allowance was primarily due to the reduction of HRG’s deferred tax assets and liabilities as a result of the change in U.S. Federal tax rate, which is discussed further above.
Spectrum Brands
Spectrum Brands revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $206.7 tax benefit in its income from continuing operations for the three months ended December 31, 2017. Spectrum Brands determined the impact of the U.S. federal corporate income tax rate change on the U.S. deferred tax assets and liabilities is provisional because certain of the timing differences reversing at Spectrum Brands’ Fiscal 2018 blended rate must be estimated until the Fiscal 2018 reversing timing differences are known.
Spectrum Brands recognized the provisional tax impacts related to deemed repatriated earnings of $78.8 and the revaluation of deferred tax assets and liabilities mentioned above and included these amounts in the Condensed Consolidated Financial Statements for the three months ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions Spectrum Brands has made, additional regulatory guidance that may be issued, and actions Spectrum Brands may take as a result of the Tax Reform Act. The accounting is expected to be complete when the Fiscal 2018 U.S. corporate income tax return is filed in 2019.
As of December 31, 2017, Spectrum Brands recorded $41.4 of valuation allowance against its U.S. state NOLs. It is currently unclear which of the Tax Reform Act provisions will be adopted by U.S. states. State conformity to the provisions of the Tax Reform Act could have a material impact on the valuation allowance recorded on U.S. state NOLs.
The Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”). Spectrum Brands had an estimated $623.1 of undistributed foreign E&P subject to the deemed mandatory repatriation and recognized a provisional $78.8 of income tax expense in its net income from continuing operations for the three months ended December 31, 2017. The mandatory repatriation tax is payable over eight years. The repatriation tax liability is classified as “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2017. The provisional tax expense for the mandatory repatriation is based on currently available information and additional information needs to be prepared, obtained and analyzed in order to determine the final amount, including further analysis of certain foreign exchange gains or losses, earnings and profits, foreign tax credits, and estimated cash and cash equivalents as of the measurement dates in the Tax Reform Act. Tax effects for changes to these items will be recorded in a subsequent quarter, as discrete adjustments to Spectrum Brands’ income tax provision, once complete.

The Tax Reform Act provides for additional limitations on the deduction of business interest expense, effective with Spectrum Brands’ Fiscal 2019 tax year. Unused interest deductions can be carried forward and may be used in future years to the extent the interest limitation is not exceeded in those periods. It is possible that a portion of Spectrum Brands’ future U.S. interest expense could be nondeductible and impact Spectrum Brands’ effective tax rate.
The Tax Reform Act also contains additional limits on deducting compensation, including performance-based compensation, in excess of $1.0 paid to certain executive officers for any fiscal year, effective with Spectrum Brands’ Fiscal 2019 tax year. Spectrum Brands’ future compensation payments will be subject to these limits, which could impact Spectrum Brands’ effective tax rate.
Spectrum Brands continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) on Spectrum Brands, which are not effective until fiscal year 2019. Spectrum Brands has not recorded any impact associated with either GILTI or BEAT in the tax rate for the three months ended December 31, 2018. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or treating such taxes as a current-period expense when incurred. Due to the complexity of calculating GILTI under the new law, Spectrum Brands has not determined which method they will apply.
Spectrum Brands has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in the Condensed Consolidated Financial Statements for the three months ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions Spectrum Brands has made, additional regulatory guidance that may be issued, and actions Spectrum Brands may take as a result of the Tax Reform Act.

(16) Related Party Transactions
On October 16, 2017, the Company entered into an engagement letter with Jefferies LLC (“Jefferies”), a wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) a significant stockholder of HRG. Pursuant to the Jefferies engagement letter (as amended, the “Jefferies Engagement Letter”), Jefferies agreed to act as co-advisor to the Company (with the other co-advisors acting as lead financial advisor to the Company) with respect to the Company’s review of strategic alternatives. Under the Jefferies Engagement Letter, Jefferies is entitled to receive up to a $3.0 transaction fee, which may be increased by another $1.0 at the sole discretion of the Company, and reimbursement for all reasonable out of pocket expenses incurred by Jefferies in connection therewith. In addition, the Company has agreed to indemnify Jefferies for certain liabilities in connection with such engagement.

(17) Commitments and Contingencies
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
HRG
HRG is a defendant in various litigation matters, including litigation arising out of its legacy and/or disposed of businesses. HRG does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows. See discussion above under the heading “Legal and Environmental Matters”.
Spectrum Brands
Spectrum Brands is a defendant in various litigation matters generally arising out of the ordinary course of business. Spectrum Brands does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
Environmental. Spectrum Brands has provided for the estimated costs of $4.3 and $4.4 as of December 31, 2017 and September 30, 2017, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of Spectrum Brands.

Product Liability. Spectrum Brands may be named as a defendant in lawsuits involving product liability claims. Spectrum Brands has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of December 31, 2017 and September 30, 2017, Spectrum Brands recognized $4.0 and $5.3 in product liability accruals, respectively, included in “Other current liabilities” in the accompanying Condensed Consolidated Balance Sheets. Spectrum Brands believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of Spectrum Brands.
Product Warranty. Spectrum Brands recognizes an estimated liability for standard warranty on certain products when revenue on the sale of the warranted products is recognized. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. Spectrum Brands recognized $5.7 and $5.4 of warranty accruals as of December 31, 2017 and September 30, 2017, respectively, included in “Other current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
Product Safety Recall. On June 10, 2017, Spectrum Brands initiated a voluntary safety recall of various rawhide chew products for dogs sold by Spectrum Brands due to possible chemical contamination. As a result, Spectrum Brands recognized a loss related to the recall of $7.3 for the three months ended December 31, 2017, which comprised of inventory write-offs of $1.6 for inventory at our distribution centers and production facilities that were considered obsolete and disposed, customer losses of $0.4 for returned or disposed product held by our customers, and $5.3 of incremental costs for disposal and operating costs during a temporary shutdown and subsequent start up of production facilities impacted by the recall. Spectrum Brands suspended production at facilities impacted by the product safety recall, completed a comprehensive manufacturing review and subsequently recommenced production during the fiscal year ended September 30, 2017. The impacted production facilities are subject to incremental costs during start-up requiring alternative treatment on affected product SKUs until appropriate regulatory approvals have been received. The amounts for customer losses reflect the cost of the affected products returned to or replaced by Spectrum Brands and the expected cost to reimburse customers for costs incurred by them related to the recall. The incremental costs incurred directly by Spectrum Brands do not include lost earnings associated with interruption of production at Spectrum Brands’ facilities, or the costs to put into place corrective and preventative actions at those facilities. Spectrum Brands’ estimates for losses related to the recall are provisional and were determined based on an assessment of information currently available and may be revised in subsequent periods as Spectrum Brands continues to work with its customers to substantiate claims received to date and any additional claims that may be received. There have been no lawsuits or claims filed against Spectrum Brands related to the recalled product.

(18) Segment Data
The Company follows the accounting guidance which establishes standards for reporting information about operating segments in interim and annual financial statements. The Company’s reportable business segments are organized in a manner that reflects how HRG’s management views those business activities. Accordingly, the Company currently presents the results from its business operations in two reporting segments: (i) Consumer Products and (ii) Corporate and Other. Refer to Note 20, Consolidating Financial Information, for disclosure of total assets for each segment.

The Company’s Corporate and Other segment includes the Company’s ownership of Salus, NZCH, HGI Funding and HGI Energy. The following schedules present the Company’s segment information for the three months ended December 31, 2017 and 2016:

	Three months ended December 31,
	2017	2016
Revenues:
Consumer Products	$646.5	$602.3
Corporate and Other	—	—
Total revenues	$646.5	$602.3

Operating income:
Consumer Products	$34.0	$61.5
Corporate and Other and eliminations	(7.4)	(20.2)
Consolidated operating income	26.6	41.3
Interest expense	(75.5)	(78.7)
Other income, net	1.0	1.0
Loss from continuing operations before income taxes	(47.9)	(36.4)
Income tax (benefit) expense	(126.0)	5.6
Net income (loss) from continuing operations	78.1	(42.0)
Income from discontinued operations, net of tax	500.8	302.8
Net income	578.9	260.8
Less: Net income attributable to noncontrolling interest	71.5	48.6
Net income attributable to controlling interest	$507.4	$212.2

(19) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (share amounts in thousands):

	Three months ended December 31,
	2017	2016
Net income (loss) from continuing operations attributable to controlling interest	$28.8	$(47.2)
Net income from discontinued operations attributable to controlling interest	478.6	259.4
Net income attributable to controlling interest	$507.4	$212.2

Weighted-average common shares outstanding - basic and diluted	200,576	199,185
Dilutive effect of unvested restricted stock and restricted stock units	89	—
Dilutive effect of stock options	1,562	—
Dilutive effect of warrants	101	—
Weighted-average shares outstanding - diluted	202,328	199,185

Net income per common share attributable to controlling interest:
Basic income (loss) from continuing operations	$0.14	$(0.24)
Basic income from discontinued operations	2.39	1.30
Basic	$2.53	$1.06

Diluted income (loss) from continuing operations	$0.14	$(0.24)
Diluted income from discontinued operations	2.37	1.30
Diluted	$2.51	$1.06
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

The following were excluded from the calculation of “Diluted net income (loss) per common share attributable to controlling interest” because the as-converted effect of the unvested restricted stock and stock units, stock options and warrants would have been anti-dilutive (share amounts in thousands):

	Three months ended December 31,
	2017	2016
Unvested restricted stock and restricted stock units	—	1,326
Stock options	—	1,567
Anti-dilutive warrants	—	104

(20) Consolidating Financial Information
The following schedules present the Company’s accompanying Condensed Consolidated Balance Sheets information at December 31, 2017 and September 30, 2017, and accompanying Condensed Consolidated Statements of Operations information for the three months ended December 31, 2017 and 2016. These schedules present the individual segments of the Company and their contribution to the Condensed Consolidated Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.
The Corporate and Other and eliminations column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio and corporate debt, and the results of Salus and HGI Energy. Reflected in Corporate and Other is also $67.6 of negative book value of HGI Asset Management Holdings LLC as of December 31, 2017, which is primarily attributable to historical loan losses incurred by Salus. The elimination adjustments are for intercompany assets and liabilities, adjustments to align segment accounting policies with the consolidated basis, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

HRG Group, Inc. - Consolidating Balance Sheets Information

December 31, 2017	Consumer Products	Corporate and Other and Eliminations	Total
Assets:
Current assets:
Cash and cash equivalents	$137.9	$1,509.7	$1,647.6
Trade receivables, net	278.4	—	278.4
Other receivables, net	18.8	64.2	83.0
Inventories, net	580.7	—	580.7
Prepaid expenses and other current assets	56.2	0.4	56.6
Current assets of businesses held for sale	1,990.6	—	1,990.6
Total current assets	3,062.6	1,574.3	4,636.9
Property, plant and equipment, net	506.0	0.7	506.7
Goodwill	2,276.4	—	2,276.4
Intangibles, net	1,598.6	—	1,598.6
Deferred charges and other assets	61.2	0.2	61.4
Total assets	$7,504.8	$1,575.2	$9,080.0

Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$20.1	$914.4	$934.5
Accounts payable	320.7	0.6	321.3
Accrued wages and salaries	27.9	3.6	31.5
Accrued interest	40.7	63.8	104.5
Other current liabilities	118.1	2.5	120.6
Current liabilities of businesses held for sale	608.2	—	608.2
Total current liabilities	1,135.7	984.9	2,120.6
Long-term debt, net of current portion	3,959.2	929.2	4,888.4
Employee benefit obligations	34.4	5.6	40.0
Deferred tax liabilities	298.2	—	298.2
Other long-term liabilities	102.8	2.4	105.2
Total liabilities	5,530.3	1,922.1	7,452.4
Total shareholders’ equity	1,165.6	(345.2)	820.4
Noncontrolling interests	808.9	(1.7)	807.2
Total shareholders’ equity	1,974.5	(346.9)	1,627.6
Total liabilities and equity	$7,504.8	$1,575.2	$9,080.0

September 30, 2017	Consumer Products	Corporate and Other and Eliminations	Insurance Segment Discontinued Operations	Total
Assets:
Current assets:
Cash and cash equivalents	$168.2	$101.9	$—	$270.1
Trade receivables, net	266.0	—	—	266.0
Other receivables, net	19.4	0.3	—	19.7
Inventories, net	496.3	—	—	496.3
Prepaid expenses and other current assets	54.2	0.6	—	54.8
Current assets of businesses held for sale	603.0	—	28,326.2	28,929.2
Total current assets	1,607.1	102.8	28,326.2	30,036.1
Property, plant and equipment, net	503.6	0.8	—	504.4
Goodwill	2,277.1	—	—	2,277.1
Intangibles, net	1,612.0	—	—	1,612.0
Deferred charges and other assets	43.5	0.2	—	43.7
Noncurrent assets of businesses held for sale	1,376.4	—	—	1,376.4
Total assets	$7,419.7	$103.8	$28,326.2	$35,849.7

Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$19.4	$142.0	$—	$161.4
Accounts payable	371.6	1.5	—	373.1
Accrued wages and salaries	50.6	5.5	—	56.1
Accrued interest	48.5	29.5	—	78.0
Other current liabilities	123.4	2.4	—	125.8
Current liabilities of businesses held for sale	499.9	—	26,350.7	26,850.6
Total current liabilities	1,113.4	180.9	26,350.7	27,645.0
Long-term debt, net of current portion	3,752.6	1,791.4	—	5,544.0
Employee benefit obligations	34.4	4.2	—	38.6
Deferred tax liabilities	493.2	—	—	493.2
Other long-term liabilities	23.6	2.6	—	26.2
Noncurrent liabilities of businesses held for sale	155.8	—	—	155.8
Total liabilities	5,573.0	1,979.1	26,350.7	33,902.8
Total shareholders’ equity	1,095.4	(1,873.7)	1,536.3	758.0
Noncontrolling interests	751.3	(1.6)	439.2	1,188.9
Total shareholders’ equity	1,846.7	(1,875.3)	1,975.5	1,946.9
Total liabilities and equity	$7,419.7	$103.8	$28,326.2	$35,849.7

HRG Group, Inc. - Consolidating Statements of Operations Information

Three months ended December 31, 2017	Consumer Products	Corporate and Other and eliminations	Insurance Segment Discontinued Operations	Total
Revenues:
Net sales	$646.5	$—	$—	$646.5
Operating costs and expenses:
Cost of goods sold	403.8	—	—	403.8
Selling, acquisition, operating and general expenses	208.7	7.4	—	216.1
Total operating costs and expenses	612.5	7.4	—	619.9
Operating income	34.0	(7.4)	—	26.6
Interest expense	(38.6)	(36.9)	—	(75.5)
Other income, net	(1.3)	2.3	—	1.0
Loss from continuing operations before income taxes	(5.9)	(42.0)	—	(47.9)
Income tax (benefit) expense	(126.0)	—	—	(126.0)
Net income (loss) from continuing operations	120.1	(42.0)	—	78.1
Income from discontinued operations, net of tax	40.9	—	459.9	500.8
Net income	161.0	(42.0)	459.9	578.9
Less: Net income attributable to noncontrolling interest	66.1	—	5.4	71.5
Net income attributable to controlling interest	$94.9	$(42.0)	$454.5	$507.4

Three months ended December 31, 2016	Consumer Products	Corporate and Other and eliminations	Insurance Segment Discontinued Operations	Total
Revenues:
Net sales	$602.3	$—	$—	$602.3
Operating costs and expenses:
Cost of goods sold	362.1	—	—	362.1
Selling, acquisition, operating and general expenses	178.7	20.2	—	198.9
Total operating costs and expenses	540.8	20.2	—	561.0
Operating income	61.5	(20.2)	—	41.3
Interest expense	(43.0)	(35.7)	—	(78.7)
Other income, net	1.0	—	—	1.0
Loss from continuing operations before income taxes	19.5	(55.9)	—	(36.4)
Income tax (benefit) expense	6.7	(1.1)	—	5.6
Net income (loss) from continuing operations	12.8	(54.8)	—	(42.0)
Income from discontinued operations, net of tax	52.4	—	250.4	302.8
Net income	65.2	(54.8)	250.4	260.8
Less: Net income attributable to noncontrolling interest	27.5	—	21.1	48.6
Net income attributable to controlling interest	$37.7	$(54.8)	$229.3	$212.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated in this report (this “10-Q”) or the context requires otherwise, in this 10-Q, references to the “Company,” “HRG,” “we,” “us” or “our” refer to HRG Group, Inc. and, where applicable, its consolidated subsidiaries; “Fiscal 2018 Quarter” refers to the fiscal quarter ended December 31, 2017; “Fiscal 2017 Quarter” refers to the fiscal quarter ended December 31, 2016; “HGI Energy” refers to HGI Energy Holdings, LLC and, where applicable, its consolidated subsidiaries; “HGI Funding” refers to HGI Funding, LLC and, where applicable, its consolidated subsidiaries; “Salus” refers to Salus Capital Partners, LLC and, where applicable, its consolidated subsidiaries; “SBI” refers to Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; and “Spectrum Brands” refers to Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries.
Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of HRG Group, Inc. (“HRG,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”) should be read in conjunction with our unaudited Condensed Consolidated Financial Statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of HRG which was included with our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on November 20, 2017 (the “Form 10-K”). Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part II — Other Information” of this report. You should consider our forward-looking statements in light of our unaudited Condensed Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the SEC.
HRG Overview
We are a holding company that conducts our operations principally through our operating subsidiaries. As of December 31, 2017, our principal operations were conducted through our subsidiary that offers branded consumer products and related businesses (Spectrum Brands). In addition, we own 99.5% of NZCH Corporation (“NZCH”), a public shell company, and Salus, which was established to serve as a secured asset-based lender and is in the process of completing the wind-down of its business. From time to time, we may manage a portion of our available cash and engage in other activities through our wholly-owned subsidiaries, HGI Funding and HGI Energy.
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
Effective December 29, 2017, Spectrum Brands’ Board of Directors approved a plan to explore strategic alternatives, including the planned sale of Spectrum Brands’ Global Batteries & Appliances (“GBA”) segment. On January 15, 2018, subsequent to the end of the Fiscal 2018 Quarter, Spectrum Brands entered into a definitive acquisition agreement with Energizer Holdings, Inc. (“Energizer”) pursuant to which Energizer has agreed to acquire from Spectrum Brands its Global Battery and Lighting (“GBL”) business for an aggregate purchase price of $2.0 billion in cash (the “GBL Purchase Price”), subject to customary purchase price adjustments. The GBL business is part of Spectrum Brands’ GBA business, which also includes shared operations and assets of the remaining components of Spectrum Brands’ Home and Personal Care (“HPC”) business. Spectrum Brands is actively marketing its HPC business with interested parties for a separate transaction(s) expected to be entered into and consummated prior to December 31, 2018. As a result, Spectrum Brands’ assets and liabilities associated with the GBA segment have been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and the respective operations of the GBA segment have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows; and reported separately for all periods presented as the disposition represents a strategic shift that will have a major effect on Spectrum Brands’ operations and financial results. See Note 3, Divestitures to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.

On November 30, 2017, Fidelity & Guaranty Life (“FGL”), a former majority owned subsidiary of the Company, completed its merger (the “FGL Merger”) with CF Corporation and its related entities (collectively, the “CF Entities”) pursuant to its previously disclosed Agreement and Plan of Merger (the “FGL Merger Agreement”). Pursuant to the FGL Merger Agreement, except for certain shares specified in the FGL Merger Agreement, each issued and outstanding share of common stock of FGL was automatically cancelled and converted into the right to receive $31.10 in cash. In addition, pursuant to a Share Purchase Agreement, on November 30, 2017, Front Street Re (Delaware) Ltd., a wholly-owned subsidiary of HRG, sold to the CF Entities (such sale, the “Front Street Sale”) all of the issued and outstanding shares of its former wholly-owned subsidiaries, Front Street Re Cayman Ltd. and Front Street Re Ltd (such entities together, “Front Street”, and together with FGL, the “Insurance Operations”). The purchase price for the Front Street Sale was $65.0 million, subject to reduction for customary transaction expenses. In addition, $6.5 million of the purchase price was deposited in escrow for a period of 15 months to support any indemnification claims that might be made (if any) by the CF Entities. Pursuant to the Share Purchase Agreement, on December 5, 2017, the Company repaid the $92.0 million of notes (such notes, the “HGI Energy Notes”) issued by HGI Energy, which were held directly and indirectly by Front Street and FGL. Following the completion of the FGL Merger and the Front Street Sale, HRG no longer has any equity interest in FGL or Front Street and our former Insurance Operations segment is presented as discontinued operations for prior periods.
Finally, as previously disclosed, on May 24, 2017, HRG, FS Holdco II Ltd. (“FS Holdco”) and the CF Entities entered into an agreement (the “338 Agreement”) pursuant to which the CF Entities agreed that FS Holdco may, at its option, cause the relevant CF Entity and FS Holdco to make a joint election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, with respect to the FGL Merger and the deemed share purchases of FGL’s subsidiaries (the “338 Tax Election”). Pursuant to the 338 Agreement, if FS Holdco elects to make the 338 Tax Election, FS Holdco and/or CF Corporation will be required to make a payment for the election to the other. As of December 31, 2017, HRG expects to receive an estimated $26.6 million net payment from CF Corporation, which has been included in the estimated consideration HRG expects to receive from the FGL Merger. Pursuant to the 338 Agreement, FS Holdco may elect to exercise the 338 Tax Election at any time until 10 business days after final calculation of such incremental tax costs or savings, as the case may be, and it currently expects to exercise such election within such period. Nonetheless, there can be no assurance that FS Holdco will make the election and/or that HRG will receive the expected benefits of such election. In addition, the estimated payment described herein is preliminary as of December 31, 2017 and subject to change, and HRG does not undertake any obligation to update such estimate.
Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries and imposing a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its Condensed Consolidated Financial Statements for the Fiscal 2018 Quarter. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. See Note 15, Income Taxes to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.

Highlights for the Fiscal 2018 Quarter:
Significant Transactions and Activity
Consumer Products Segment

•
As disclosed above, effective December 29, 2017, Spectrum Brands approved a plan to explore strategic alternatives, including the planned sale of the GBA segment. As a result, Spectrum Brands’ GBA segment has been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows; and reported separately for all periods presented.

•
On January 15, 2018, Spectrum Brands entered into a definitive acquisition agreement (the “GBL Sale Agreement”) with Energizer. On the terms and subject to the conditions set forth in the GBL Sale Agreement, Energizer has agreed to acquire from Spectrum Brands its GBL business for the GBL Purchase Price of $2.0 billion, subject to customary purchase price adjustments.

Corporate and Other

•	On December 5, 2017, the Company paid off the $92.0 million aggregate principal amount of the HGI Energy Notes.

•
On December 15, 2017, HRG issued a notice of redemption to redeem all $864.4 million outstanding principal amount of its 7.875% Senior Secured Notes due 2019 (the “7.875% Notes”) at a redemption price equal to 100.00% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. The 7.875% Notes were redeemed on January 16, 2018.

Discontinued Operations

•
On November 30, 2017, FGL completed the FGL Merger with CF Corporation and the CF Entities pursuant to the FGL Merger Agreement. Pursuant to the FGL Merger Agreement, except for certain shares specified in the FGL Merger Agreement, each issued and outstanding share of common stock of FGL was automatically cancelled and converted into the right to receive $31.10 in cash.

•
In addition, pursuant to a Share Purchase Agreement, on November 30, 2017, Front Street Re (Delaware) Ltd. sold to the CF Entities all of the issued and outstanding shares of Front Street for $65.0 million, which is subject to reduction for customary transaction expenses. In addition, $6.5 million of the purchase price was deposited in escrow for a period of 15 months to support any indemnification claims that might be made (if any) by the CF Entities.

•
As previously disclosed, on May 24, 2017, HRG, FS Holdco and the CF Entities entered into the 338 Agreement pursuant to which the CF Entities agreed that FS Holdco may, at its option, cause the relevant CF Entity and FS Holdco to make a joint 338 Tax Election. Pursuant to the 338 Agreement, if FS Holdco elects to make the 338 Tax Election, FS Holdco and/or CF Corporation will be required to make a payment for the election to the other. As of December 31, 2017, HRG expects to receive an estimated $26.6 million net payment from CF Corporation, which has been included in the estimated consideration HRG expects to receive from the FGL Merger. Pursuant to the 338 Agreement, FS Holdco may elect to exercise the 338 Tax Election at any time until 10 business days after final calculation of such incremental tax costs or savings, as the case may be, and it currently expects to exercise such election within such period. Nonetheless, there can be no assurance that FS Holdco will make the election and/or that HRG will receive the expected benefits of such election. In addition, the estimated payment described herein is preliminary as of December 31, 2017 and subject to change, and HRG does not undertake any obligation to update such estimate.

Key financial highlights

•
Net income from continuing operations attributable to controlling interest increased $76.0 million to $28.8 million, or $0.14 per basic and diluted common share attributable to controlling interest in the Fiscal 2018 Quarter, compared to net loss from continuing operations attributable to controlling interest of $47.2 million, or $0.24 per basic and diluted common share attributable to controlling interest in the Fiscal 2017 Quarter. The increase in net income per share was primarily due to the a higher income tax benefit due to the Tax Cuts and Jobs Act recorded during the Fiscal 2018 Quarter offset by lower operating profit.

•	Corporate cash and investments were approximately $1.5 billion at December 31, 2017. On January 16, 2018, $864.4 million was used to redeem the 7.875% Notes.

•
Our Consumer Products segment’s operating income for the Fiscal 2018 Quarter decreased $27.5 million, or 44.7%, to $34.0 million from $61.5 million for the Fiscal 2017 Quarter. The decrease was primarily due to an $18.2 million increase in restructuring and related charges primarily attributable to restructuring initiatives in the hardware and home improvement and global auto care product lines and incremental costs of $7.3 million from the rawhide safety recall.

•
Our Consumer Products segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA” see additional discussion included in the “Non-GAAP Measurements” section below) of $105.7 million increased slightly compared to Adjusted EBITDA of $105.2 million for the Fiscal 2017 Quarter. Adjusted EBITDA margin represented 16.3% of sales as compared to 17.5% in the Fiscal 2017 Quarter.

•
Our Corporate and Other segment’s operating loss for the Fiscal 2018 Quarter decreased $12.8 million to $7.4 million from $20.2 million for the Fiscal 2017 Quarter primarily due to a decrease in corporate stock-based compensation and payroll and bonus expenses.

•
During the Fiscal 2018 Quarter, we received cash dividends of approximately $17.5 million from our subsidiaries, including $14.4 million and $3.1 million from Spectrum Brands and FGL, respectively. As a result of the close of the FGL Merger, the Company will not receive any additional dividends from FGL.

Results of Operations
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter
	2018	2017	Increase / (Decrease)
Revenues:
Consumer Products	$646.5	$602.3	$44.2
Total revenues	$646.5	$602.3	$44.2

Operating income:
Consumer Products	$34.0	$61.5	$(27.5)
Corporate and Other and eliminations	(7.4)	(20.2)	12.8
Consolidated operating income	26.6	41.3	(14.7)
Interest expense	(75.5)	(78.7)	3.2
Other income, net	1.0	1.0	—
Loss from continuing operations before income taxes	(47.9)	(36.4)	(11.5)
Income tax (benefit) expense	(126.0)	5.6	(131.6)
Net income (loss) from continuing operations	78.1	(42.0)	120.1
Income from discontinued operations, net of tax	500.8	302.8	198.0
Net income	578.9	260.8	318.1
Less: Net income attributable to noncontrolling interest	71.5	48.6	22.9
Net income attributable to controlling interest	$507.4	$212.2	$295.2
Revenues. Revenues for the Fiscal 2018 Quarter increased $44.2 million, or 7.3%, to $646.5 million from $602.3 million for the Fiscal 2017 Quarter. The increase was due to higher net sales from our Consumer Products segment.
Consolidated operating income. Consolidated operating income for the Fiscal 2018 Quarter decreased $14.7 million, or 35.6%, to $26.6 million from $41.3 million for the Fiscal 2017 Quarter. The decrease was primarily driven by an $18.2 million increase in restructuring and related charges primarily attributable to restructuring initiatives in the hardware and home improvement and global auto care product lines and incremental costs of $7.3 million from the rawhide safety recall.
Interest expense. Interest expense decreased $3.2 million to $75.5 million for the Fiscal 2018 Quarter from $78.7 million for the Fiscal 2017 Quarter primarily attributable to non-recurring financing costs associated with a premium on redemption of the 6.375% Notes at par value due November 15, 2020 during the Fiscal 2017 Quarter.
Other income, net. Other income was $1.0 million for the Fiscal 2018 Quarter and the Fiscal 2017 Quarter.
Income Taxes. Our tax rates are affected by many factors, including our mix of worldwide earnings related to operations in various taxing jurisdictions, changes in tax legislation and the character of our income.
For the Fiscal 2018 Quarter, our effective tax rate of 263.0% differed from the expected U.S. statutory tax rate of 35.0% and was significantly impacted by the Tax Reform Act. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35.0% to a flat 21.0% rate, effective January 1, 2018. During the Fiscal 2018 Quarter, the Consumer Products segment recorded a provisional $206.7 million tax benefit for revaluation of U.S. deferred tax assets and liabilities and a provisional $78.8 million of income tax expense for the one-time deemed mandatory repatriation on post-1986 undistributed foreign subsidiary earnings and profits.
For the Fiscal 2017 Quarter, our effective tax rate of (15.4)% differed from the expected U.S. statutory tax rate and was primarily impacted by U.S. pretax losses in the Company’s Corporate and Other segment where the tax benefits are not more-likely-than-not to be realized resulting in the recording of valuation allowance.
See Note 15, Income Taxes to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.
Income from discontinued operations, net of tax. Income from discontinued operations, net of tax for the Fiscal 2018 Quarter was $500.8 million compared to $302.8 million for the Fiscal 2017 Quarter. The $198.0 million increase was driven by a $209.5 million increase related to the Insurance Operations offset by a $11.5 million decrease related to the Consumer Products segment. The $209.5 million increase related to the Insurance Operations was driven by the reclassification of $445.9 million of accumulated other comprehensive income related to FGL, partially offset by a $158.7 million increase in the write-down of the carrying value of the assets of businesses held for sale to fair value less cost to sell and a $77.7 million decrease in income attributable to the Insurance Operations.

The Company recorded $14.2 million of write-downs on FGL and Front Street during the Fiscal 2018 Quarter. Following the completion of the FGL Merger, the Company recorded a $445.9 million adjustment to reclassify the accumulated other comprehensive income related to FGL that was previously included in the Company’s stockholders equity, which resulted in an increase in net income from discontinued operations. There was no net effect on the total stockholders equity as a result of this adjustment.
The $11.5 million decrease in income from discontinued operations, net of tax related to the Consumer Products segment was primarily driven by lower operating income.
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

Consumer Products Segment
Acquisitions
The following acquisition activity has a significant impact on the comparability of the financial results of our Consumer Products segment:

•
PetMatrix - On June 1, 2017, Spectrum Brands completed the acquisition of PetMatrix, LLC (“PetMatrix”), a manufacturer and marketer of rawhide-free dog chews consisting primarily of the DreamBone and SmartBones brands. The results of PetMatrix’s operations are included in the Company’s Condensed Consolidated Statements of Operations for the Fiscal 2018 Quarter.

•
GloFish - On May 12, 2017, Spectrum Brands completed the acquisition of assets consisting of the GloFish operations, including transfer of the GloFish brand, related intellectual property and operating agreements (“GloFish”). The GloFish operations consist of the development and licensing of fluorescent fish for sale through retail and online channels. The results of GloFish’s operations are included in the Company’s Condensed Consolidated Statements of Operations for the Fiscal 2018 Quarter.

Spectrum Brands continually seeks to improve its operational efficiency, match the manufacturing capacity and product costs to market demand and better utilize its manufacturing resources. Spectrum Brands has undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results on the accompanying Condensed Consolidated Financial Statements. The most significant of these initiatives are:

•	GAC Business Rationalization Initiative, which began during the fiscal year ended September 30, 2016 and has been substantially completed as of December 31, 2017;

•	PET Rightsizing Initiative, which began during the fiscal year ended September 30, 2017 and is anticipated to be incurred through September 30, 2018; and

•	HHI Distribution Center Consolidation, which began during the fiscal year ended September 30, 2017 and is anticipated to be incurred through September 30, 2018.
See Note 5, “Restructuring and Related Charges” to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for further restructuring and related activity.
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter
	2018	2017	Increase / (Decrease)
Net sales	$646.5	$602.3	$44.2
Cost of goods sold	403.8	362.1	41.7
Consumer products segment gross profit	242.7	240.2	2.5
Selling, acquisition, operating and general expenses	208.7	178.7	30.0
Operating income - Consumer Products segment	$34.0	$61.5	$(27.5)
Net sales. Net sales for the Fiscal 2018 Quarter increased $44.2 million, or 7.3%, to $646.5 million from $602.3 million for the Fiscal 2017 Quarter mainly due to (i) increases in organic net sales in hardware and home improvement products, (ii) positive effect of acquisitions of PetMatrix and GloFish of $24.8 million, and (iii) positive effect of foreign exchange rates of $7.5 million, which were partially offset by the decreases in the global pet supplies product line. Organic net sales excludes the impact of foreign currency translation and acquisitions, and is considered a non-GAAP measurement (See “Non-GAAP Measures” section below for reconciliation of net sales to organic net sales).

Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal Quarter
Product line net sales	2018	2017	Variance	% Variance
Hardware and home improvement products	$325.9	$288.8	$37.1	12.8%
Global pet supplies	202.4	194.2	8.2	4.2%
Global auto care	68.9	69.5	(0.6)	(0.9)%
Home and garden control products	49.3	49.8	(0.5)	(1.0)%
Total net sales to external customers	$646.5	$602.3	$44.2	7.3%
The following table details the principal components of the change in the Consumer Products segment net sales from the Fiscal 2017 Quarter to the Fiscal 2018 Quarter (in millions):

Net Sales
Fiscal 2017 Quarter Net sales	$602.3
Increase due to acquisitions	24.8
Increase in hardware and home improvement products	35.0
Decrease in home and garden control products	(0.5)
Decrease in global auto care	(1.2)
Decrease in global pet supplies	(21.4)
Foreign currency impact, net	7.5
Fiscal 2018 Quarter Net sales	$646.5
Net sales in hardware and home improvement products increased $37.1 million, or 12.8%, for the Fiscal 2018 Quarter compared to the Fiscal 2017 Quarter, with an increase in organic net sales of $35.0 million, or 12.1%, mainly attributable to an increase in security and locksets of $32.7 million due to increased market share and promotional volumes with traditional retail, increased volumes through e-commerce channels with Amazon promotions, and expanded distribution through Spectrum Brands’ home builder channel; and plumbing accessories increased $3.1 million due to promotional volumes and new product introductions with significant retail partners.
Net sales and organic sales in home and garden control products decreased $0.5 million, or 1.0%, for the Fiscal 2018 Quarter compared to the Fiscal 2017 Quarter, primarily attributable to decreases in lawn and garden control products of $3.5 million due to timing of distribution for seasonal orders with key retail partners; offset by a $1.5 million increase in repellent products due to inventory replenishment after recent hurricane activity in the U.S. and growth in e-commerce channels; and a $1.5 million increase in household insect control products due to increased volumes for recent hurricane activity in the U.S., partially offset by timing of distribution for seasonal orders with key retail partners.
Net sales in global auto care decreased $0.6 million, or 0.9%, for the Fiscal 2018 Quarter compared to the Fiscal 2017 Quarter, with an organic sales decrease of $1.2 million, or 1.7%, primarily driven by decreased sales in refrigerant products of $1.4 million due to early purchasing by customers in the prior period in anticipation of commodity cost increases; partially offset by increases in auto performance products and other by $0.4 million due to market growth in EMEA.
Net sales in global pet supplies increased $8.2 million, or 4.2%, for the Fiscal 2018 Quarter compared to the Fiscal 2017 Quarter, with an organic net sales decrease of $21.4 million, or 11.0% mainly due to decreases in companion animal sales of $14.1 million, excluding the impact of acquisition sales of $23.0 million from PetMatrix; a decrease in NA of $7.7 million driven by lower volumes after the pet safety recall, reduced listings and retail inventory reductions with specialty pet retailers; and a decrease in EMEA of $5.7 million due to the exit of a pet food tolling agreement. In addition, aquatic organic net sales decreased $7.3 million excluding the impact of acquisition sales of $1.8 million from GloFish, primarily due to product category softness in NA from slower POS and reduction in distribution with retailers.
Cost of goods sold / Consumer products segment gross profit. Consumer products segment gross profit, representing net consumer products sales minus consumer products cost of goods sold, increased $2.5 million from $240.2 million for the Fiscal 2017 Quarter to $242.7 million for the Fiscal 2018 Quarter. The increase in gross profit is due to the increase in sales volume from hardware and home improvement products and acquisition sales in global pet supplies product lines. Gross profit margin for the Fiscal 2018 Quarter decreased to 37.5% from 39.9% in the Fiscal 2017 Quarter primarily attributable to incremental costs and operating inefficiencies in the hardware and home improvement and global auto care product lines along with increased production costs associated with start-up costs on facilities impacted by the product safety recall in the global pet supplies product line.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased by $30.0 million, or 16.8%, to $208.7 million for the Fiscal 2018 Quarter, from $178.7 million for the Fiscal 2017 Quarter due to an increase in selling and general and administrative expenses of $9.5 million primarily due to the incremental costs from the acquisitions in the prior year and pet safety recall; an increase in restructuring and related charges of $17.5 million related to the HHI restructuring initiative, and an increase in acquisition and integration related charges of $1.9 million primarily due to integration of PetMatrix and GloFish.
Corporate and Other Segment
Presented below is a table that summarizes the results of operations of our Corporate and Other segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter
	2018	2017	Increase / Decrease
Selling, acquisition, operating and general expenses	$7.4	$20.2	$(12.8)
Operating loss - Corporate and Other segment	$(7.4)	$(20.2)	$12.8
Selling, acquisition, operating and general expenses. Presented below is a table that summarizes the Selling, acquisition, operating and general expenses of our Corporate and Other segment by product line, and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter
Selling, acquisition, operating and general expenses	2018	2017	Increase / (Decrease)
Corporate	$7.3	$15.5	$(8.2)
Asset management	0.1	4.7	(4.6)
Selling, acquisition, operating and general expenses - Corporate and Other segment	$7.4	$20.2	$(12.8)
Corporate
Selling, acquisition, operating and general expenses decreased $8.2 million to $7.3 million for the Fiscal 2018 Quarter from $15.5 million for the Fiscal 2017 Quarter. The decrease was primarily due to a decrease in payroll and bonus expenses of $4.6 million due to headcount reduction and a decrease in stock-based compensation expense of $1.9 million.
Asset Management
Selling, acquisition, operating and general expenses decreased $4.6 million to $0.1 million for the Fiscal 2018 Quarter from $4.7 million for the Fiscal 2017 Quarter. The decrease in selling, acquisition, operating and general expenses was primarily due to a decrease in impairments and loan loss provision expenses on the asset-based loan portfolio of $2.9 million. Also contributing to the decrease were the effects of the ongoing wind-down of Salus’ business.

Non-GAAP Measurements
Our Consumer Products segment’s results contain non-GAAP metrics such as organic net sales and Adjusted EBITDA. While Spectrum Brands believes organic net sales and Adjusted EBITDA are useful supplemental information, such adjusted results are not intended to replace the Company’s financial results in accordance with generally accepted accounting principles (“GAAP”) or the GAAP financial results of our Consumer Products segment and should be read in conjunction with those GAAP results.
Organic Net Sales — Consumer Products
Organic net sales is defined as net sales excluding the effect of changes in foreign currency exchange rates and impact from acquisitions (when applicable). Spectrum Brands’ management believes this non-GAAP measure provides useful information to investors because it reflects regional and operating performance from Spectrum Brands’ activities without the effect of changes in currency exchange rate and acquisitions. Spectrum Brands uses organic net sales as one measure to monitor and evaluate their regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. Spectrum Brands excludes net sales from acquired businesses in the current year for which there are no comparable sales in the prior period.

The following is a reconciliation of net sales to organic net sales for the Fiscal 2018 Quarter compared to net sales for the Fiscal 2017 Quarter:

Fiscal 2018 Quarter	Net Sales Fiscal 2018 Quarter	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales Fiscal 2018 Quarter	Net Sales Fiscal 2017 Quarter	Variance	% Variance
Hardware and home improvement products	$325.9	$(2.1)	$323.8	$—	$323.8	$288.8	$35.0	12.1%
Global pet supplies	202.4	(4.8)	197.6	(24.8)	172.8	194.2	(21.4)	(11.0)%
Global auto care	68.9	(0.6)	68.3	—	68.3	69.5	(1.2)	(1.7)%
Home and garden control products	49.3	—	49.3	—	49.3	49.8	(0.5)	(1.0)%
Total	$646.5	$(7.5)	$639.0	$(24.8)	$614.2	$602.3	$11.9	2.0%
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP metric used by Spectrum Brands that Spectrum Brands’ management believes provides useful information to investors because it reflects ongoing operating performance and trends, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. It also facilitates comparisons between peer companies since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with Spectrum Brands’ debt covenants. See Note 10, Debt, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional details.
EBITDA is calculated by excluding income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from our Consumer Products segment’s net income. Adjusted EBITDA further excludes: (1) stock-based compensation expense as it is a non-cash based compensation cost, see Note 13, Stock-Based Compensation, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for further details; (2) acquisition and integration costs that consist of transaction costs from acquisition transactions during the period or subsequent integration related project costs directly associated with the acquired business, see Note 4, Acquisition and Integration Costs to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for further details; (3) restructuring and related charges, which consist of project costs associated with restructuring initiatives, see Note 5, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for further details; (4) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition (when applicable); (5) non-cash asset impairments or write-offs realized (when applicable); and (6) other adjustments as further discussed.
During the Fiscal 2018 Quarter, other adjustments consisted of estimated costs for a non-recurring voluntary recall of rawhide products (see Note 17, Commitments and Contingencies, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for further details) and professional fees associated with non-acquisition based strategic initiatives of our Consumer Products segment. During the Fiscal 2017 Quarter, other adjustments consisted of costs associated with the exiting of a key executive, coupled with the onboarding of a key executive at Spectrum Brands.
The table below shows a reconciliation of net income to Adjusted EBITDA for the Consumer Products segment (in millions):

	Fiscal Quarter
Reconciliation to reported net income:	2018	2017	Increase / (Decrease)
Reported net income - Consumer Products segment	$120.1	$12.8	$107.3
Interest expense	38.6	43.0	(4.4)
Income tax (benefit) expense	(126.0)	6.7	(132.7)
Depreciation of properties	18.0	14.6	3.4
Amortization of intangibles	15.0	15.4	(0.4)
EBITDA - Consumer products segment	65.7	92.5	(26.8)
Stock-based compensation	3.8	7.2	(3.4)
Acquisition and integration costs	5.2	3.3	1.9
Restructuring and related charges	20.4	2.2	18.2
Pet safety recall	7.3	—	7.3
Inventory acquisition step-up	0.8	—	0.8
Other	2.5	—	2.5
Adjusted EBITDA - Consumer Products segment	$105.7	$105.2	$0.5
Our Consumer Products segment’s Adjusted EBITDA increased $0.5 million, or 0.5%, to $105.7 million in the Fiscal 2018 Quarter as compared to $105.2 million in the Fiscal 2017 Quarter primarily driven by (i) a $3.4 million increase in the global pet supplies product line due to improved product mix and margin from acquired businesses and (ii) a $0.8 million increase in the hardware and home improvement product line primarily driven by an increase in sales volume from materials inflation, foreign exchange rates, product mix and operational inefficiencies; offset by a decrease of $5.0 million in global auto care due to sales volumes and product mix previously discussed. Adjusted EBITDA margin represented 16.3% of sales in the Fiscal 2018 Quarter as compared to 17.5% in the Fiscal 2017 Quarter.

Liquidity and Capital Resources
HRG
HRG is a holding company and its liquidity needs are primarily for interest payments on the 7.75% Senior Notes due 2022 (the “7.75% Notes”) and the loan agreement entered into on January 13, 2017 (the “2017 Loan”) (in total approximately $71.2 million per year), professional fees (including advisory services, legal and accounting fees), salaries, retention and benefits payments, office rent, pension expense, insurance costs and funding certain requirements of our insurance and other subsidiaries. In addition, HRG’s liquidity needs were used to pay the interest on its 7.875% Notes, which the Company redeemed on January 16, 2018. HRG’s current source of liquidity is its cash, cash equivalents and investments, available borrowings and distributions from Spectrum Brands.
During the Fiscal 2018 Quarter, we received cash dividends of $17.5 million from our subsidiaries, including $14.4 million and $3.1 million from Spectrum Brands and FGL, respectively. During the fiscal year ending September 30, 2018, we expect to receive approximately $60.7 million of dividends from our subsidiaries’ distributable earnings. As a result of the close of the FGL Merger, HRG will not receive any additional dividends from FGL.
The ability of HRG’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained in such subsidiary’s financing agreements, availability of sufficient funds in such subsidiary, applicable state laws and regulatory restrictions and the approval of such payment by such subsidiary’s Board of Directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other relevant factors. In addition, one or more of our subsidiaries may issue, repurchase, retire or refinance, as applicable, their debt and/or equity securities for a variety of purposes, including in order to, in the future, grow their business, pursue acquisition activities and/or manage their liquidity needs. Any such issuance may limit such subsidiary’s ability to make upstream cash distributions.
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
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund the capital needs of our subsidiaries. At December 31, 2017, HRG’s corporate cash, cash equivalents and investments were $1.5 billion. However, $864.4 million was used to redeem the 7.875% Notes on January 16, 2018.
We expect that dividends along with our cash, cash equivalents and investments and available borrowings to exceed our expected cash requirements and to satisfy our interest obligations, and general administrative expenses for at least the next twelve months. Depending on a variety of factors, including the general state of capital markets, operating needs or business strategies, HRG and/or one or more of its subsidiaries may or may be required to raise additional capital through the issuance of equity, debt, or both. There is no assurance, however, that such capital will be available at that time, in the amounts necessary or on terms satisfactory to HRG or its subsidiaries. HRG would expect to service any additional debt through increasing the dividends we receive or disposing of certain of our holdings, but there can be no assurance that we will be able to do so. We may also seek to repurchase, retire or refinance, as applicable, all or a portion of, our 7.75% Notes, the 2017 Loan, or common stock through open market purchases, tender offers, negotiated transactions or otherwise.

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due during the remainder of Fiscal 2018 through a combination of cash ($137.9 million at December 31, 2017), cash flows from operations and $454.4 million available borrowings under the asset based lending Revolver Facility due June 23, 2020 (“Revolver Facility”). Spectrum Brands expects its capital expenditures for Fiscal 2018 will be approximately $110.0 million to $120.0 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under Spectrum Brands’ debt agreements, including the Revolver Facility, will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those continuing activities between the fiscal periods (in millions):

	Fiscal Quarter
Net change in cash due to continuing operating activities:	2018	2017	Increase / (Decrease)
Consumer Products	$(137.7)	$(59.9)	$(77.8)
Corporate and Other	(5.7)	(31.4)	25.7
Net change in cash due to continuing operating activities	(143.4)	(91.3)	(52.1)
Net change in cash due to continuing investing activities	1,472.9	(4.8)	1,477.7
Net change in cash due to continuing financing activities	65.2	(114.8)	180.0
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(6.4)	6.2
Net change in cash and cash equivalents in continuing operations	$1,377.5	$(151.8)	$1,529.3
Operating Activities
Cash used in operating activities totaled $143.4 million for the Fiscal 2018 Quarter as compared to $91.3 million for the Fiscal 2017 Quarter. The $52.1 million increase in cash used in operating activities was the result of (i) the decrease in cash generated from Spectrum Brands’ continuing operations of $62.7 million, including a cash payment to Stanley Black and Decker of $23.2 million in the prior year for a non-recurring settlement of transitional operating costs subsequent to the acquisition of the HHI Business acquired in 2013, in addition to cash invested in working capital of $84.8 million, primarily for payment on accounts payable and accrued expenses in the current period; (ii) increase in cash paid towards restructuring and related charges of $15.3 million; and (iii) increase in cash paid for interest of $1.8 million by Spectrum Brands, including a non-recurring financing cost of $5.6 million associated with a premium on redemption of the 6.375% Notes due November 15, 2020 and costs for re-pricing the U.S. dollar denominated term loan facility in the prior year.
Investing Activities
Cash provided by investing activities was $1,472.9 million for the Fiscal 2018 Quarter and was primarily related to (i) $1,490.2 million total consideration received by the Company as a result of the completion of the FGL Merger and Front Street Sale; partially offset by $17.9 million of capital expenditures at Spectrum Brands.
Cash used in investing activities during the Fiscal 2017 Quarter was $4.8 million primarily driven by capital expenditures of $21.1 million; partially offset by cash proceeds from the net repayment of asset-based loans of $17.1 million.
Financing Activities
Cash provided by financing activities during the Fiscal 2018 Quarter was $65.2 million and was primarily related to $226.1 million incremental proceeds from debt issuances by Spectrum Brands; partially offset by (i) the $92.0 million aggregate principal amount of the HGI Energy Notes repaid by the Company; (ii) repayment of debt by Spectrum Brands of $31.2 million; (iii) share-based award tax withholding payments of $22.5 million and (iv) dividend paid by Spectrum Brands to noncontrolling interests of $9.8 million.
Cash used in financing activities was $114.8 million for the Fiscal 2017 Quarter and was primarily related to (i) debt repayment by Spectrum Brands of $133.9 million; (ii) purchases of Spectrum Brands stock of $97.6 million; (iii) share-based award tax withholding payments of $34.9 million; (iv) dividend paid by Spectrum Brands to noncontrolling interests of $9.6 million; and (v) debt repayment at Salus of $7.8 million; partially offset by net proceeds from the Revolver Facility and other notes by Spectrum Brands of $168.5 million.

Debt Financing Activities
At December 31, 2017, HRG and its subsidiaries were in compliance with their respective covenants under their respective debt documents. See Note 10, Debt, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information regarding the Company and its subsidiaries’ debt activities during the Fiscal 2018 Quarter.

Contractual Obligations
At December 31, 2017, there have been no material changes to the contractual obligations as set forth in our Form 10-K, except as discussed in Note 10, Debt and Note 15, Income Taxes, to our Condensed Consolidated Financial Statements. Refer to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.

Off-Balance Sheet Arrangements
Throughout our history, we have entered into indemnifications in the ordinary course of business with our customers, suppliers, service providers, business partners and in connection with the purchase and sale of assets, securities and businesses. Additionally, we have indemnified our directors and officers who are, or were, serving at our request in such capacities. Although the specific terms or number of such arrangements is not precisely quantifiable, we do not believe that future costs associated with such arrangements will have a material impact on our financial position, results of operations or cash flows. At December 31, 2017, there have been no material changes to the off-balance sheet arrangements as set forth in our Form 10-K.

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

Recent Accounting Pronouncements Not Yet Adopted
See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for information about recent accounting pronouncements not yet adopted.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk Factors
There has been no material changes in the Company’s market risk during the three months ended December 31, 2017. For additional information, refer to Note 11, Derivative Financial Instruments, Note 12, Fair Value of Financial Instruments and Note 10, Debt to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements in this report and to Part II, Item 7A of our Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the Fiscal 2018 Quarter. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the Fiscal 2018 Quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for internal controls over the identification, assessment, and reporting of assets and liabilities held for sale and discontinued operations in relation to the planned divestiture of Spectrum Brands’ Global Batteries & Appliances segment.

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
Such forward-looking statements are subject to risks and uncertainties that could cause actual results, events and developments to differ materially from those set forth in or implied by such statements. These forward-looking statements are based on the beliefs and assumptions of HRG’s management and the management of HRG’s subsidiaries. Factors that could cause actual results, events and developments to differ include, without limitation: that the review of strategic alternatives at HRG will result in a transaction, or if a transaction is undertaken, as to its terms or timing; the ability of HRG’s subsidiaries to close previously announced transactions; the ability of HRG’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions; the decision of the boards of HRG’s subsidiaries to make upstream cash distributions; HRG’s liquidity, which may be impacted by a variety of factors, including the capital needs of HRG’s subsidiaries; capital market conditions; commodity market conditions; foreign exchange rates; HRG’s and its subsidiaries’ ability to identify, pursue or complete any suitable future acquisition or disposition opportunities, including realizing such transaction’s expected benefits and the timetable for, completing applicable financial reporting requirements; litigation; potential and contingent liabilities; management’s plans; changes in regulations; taxes; and the risks that may affect the performance of the operating subsidiaries of HRG and those factors listed under the caption “Risk Factors” in HRG’s most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, filed with the Securities and Exchange Commission.
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

•
the impact of covenants in the indenture governing our 7.750% Senior Notes due 2022 and the 2017 Loan (as defined herein), the continuing covenants contained in the certificate of designation governing our Series A Participating Convertible Preferred Stock and future financing or refinancing agreements, on our ability to operate our business and finance our pursuit of our business strategy;

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

•	the impact of decisions by our significant stockholders, whose interest may differ from those of our other stockholders, or any of them ceasing to remain significant stockholders;

•	the effect any interests of our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved;

•	the impact of additional material charges associated with our oversight of acquired or target businesses and the integration of our financial reporting;

•	the impact of restrictive covenants and applicable laws, including securities laws, on our ability to dispose of equity interests we hold;

•	the impact of potential losses and other risks from changes in the value of our assets;

•	our ability to effectively manage the size of our organization;

•	the impact of a determination that we are an investment company or personal holding company;

•
the impact of claims or litigation arising from operations, agreements and transactions, including litigation arising from or involving former subsidiaries and/or the disposal or winding down of former business;

•	the impact of expending significant resources in considering acquisition or disposition targets or strategic opportunities that are not consummated;

•	our and our subsidiaries’ ability to successfully integrate current and future acquired businesses into our existing operations and achieve the expected economic benefits;

•	tax consequences associated with our acquisition, holding and disposition of target companies and assets;

•	the impact of recent tax reform on our financial condition;

•	the impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	the impact of the relatively low market liquidity for shares of our Common Stock (“Common Stock”);

•	the impact on the holders of our Common Stock if we issue additional shares of our Common Stock or preferred stock; and

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

Spectrum Brands
Spectrum Brands’ actual results or outcomes may differ materially from those expressed or implied by the forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•	the impact of Spectrum Brands’ indebtedness on its business, financial condition and results of operations;

•	the impact of restrictions in Spectrum Brands’ debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•	any failure to comply with financial covenants and other provisions and restrictions of Spectrum Brands’ debt instruments;

•	the impact of actions taken by significant stockholders;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;

•	interest rate and exchange rate fluctuations;

•	the loss of, significant reduction in, or independence upon, sales to any significant retail customer(s);

•	competitive promotional activity or spending by competitors, or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

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

•
public perception regarding the safety of products, that Spectrum Brands manufactures or sell, including the potential for environmental liabilities, product liability claims, litigation and other claims related to products manufactured by Spectrum Brands and third parties;

•	the impact of pending or threatened litigation;

•	the impact of cybersecurity breaches or Spectrum Brands actual or perceived failure to protect company and personal data;

•	changes in accounting policies applicable to Spectrum Brands’ business;

•	Spectrum Brands’ ability to utilize their net operating loss carry-forwards to offset tax liabilities from future taxable income;

•	government regulations;

•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	Spectrum Brands’ inability to successfully integrate and operate new acquisitions at the level of financial performance anticipated;

•	the unanticipated loss of key members of senior management;

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets; and

•	Spectrum Brands’ special committee’s exploration of strategic alternatives and the terms of any strategic transaction, if any.

Item 1.	Legal Proceedings
See Note 17, Commitments and Contingencies, to the Company’s Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements.

Item 1A.     Risk Factors
When considering an investment in the Company, you should carefully consider the risk factors discussed in our last Form 10-K, as well as the risk factors below. Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations, and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. With the exception of the additions and modifications to previously disclosed risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K.

Risks Related to HRG
While, as of the date of this report, we expect to exercise the joint election under Section 338(h)(10) of the Internal Revenue Code of 1986 (the “338 Tax Election”) and to receive tax benefits from making such election there can be no assurance that such an election will be made or that we will receive any of the benefits from such an election.
On May 24, 2017, HRG, FS Holdco II Ltd. (“FS Holdco”) and the CF Corporation and its related entities (collectively, the “CF Entities”) entered into an agreement (the “338 Agreement”) pursuant to which the CF Entities agreed that FS Holdco may, at its option, cause the relevant CF Entity and FS Holdco to make the 338 Tax Election. Pursuant to the 338 Agreement, if FS Holdco elects to make the 338 Tax Election, it will be required to pay FGL U.S. Holdings Inc., an indirect wholly owned subsidiary of CF Corporation (“CF/FGL US”), $30.0 million, plus additional specified amounts, in excess of $6.0 million, determined by reference to FGL’s incremental current tax costs attributable to the 338 Tax Election, if any, and CF/FGL US will be required to pay FS Holdco additional specified amounts, in excess of $6.0 million, determined by reference to FGL’s incremental current tax savings attributable to the 338 Tax Election, if any. As of the date hereof, the Company expects to exercise the 338 Tax Election. As of December 31, 2017, HRG had approximately $1,565.1 million of gross U.S. net operating loss (“NOL”) and $423.1 million capital loss carryforwards. If the 338 Tax Election is made, HRG expects to retain such federal NOL and capital loss carryforwards following the sale of its stock in Fidelity & Guaranty Life (“FGL”), a former majority owned subsidiary of the Company (the “FGL Merger”). As of December 31, 2017, the Company expects to receive an estimated $26.6 million net payment from CF Corporation, which has been included in the estimated consideration HRG expects to receive from the FGL Merger. Nonetheless, there can be no assurance that the Company will receive the expected benefits of such election. In addition, the estimated payment described herein is preliminary and subject to change, and will not be definitively determined until the FGL Merger is closed and the 338 Tax Election is made and the parties to the 338 Agreement complete their review of the election in accordance with the terms of the 338 Agreement.
We and our subsidiaries may be materially affected by changes to fiscal and tax policies that could adversely affect our results of operations and cash flows.
We, through our subsidiary Spectrum Brands, operate globally and changes in tax laws could adversely affect our results. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries, imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries, a minimum tax on foreign earnings, limitations on deduction of business interest expense and limits on deducting compensation to certain executive officers. At this point, it is unclear which of the Tax Reform Act provisions will be adopted by U.S. states and state conformity could have a material impact on the valuation allowance recorded on U.S. state net operating losses. Certain of these changes could have a negative or adverse impact on the operating results and cash flows of the Company and our subsidiaries.
We and our subsidiaries are still evaluating the impact of the Tax Reform Act. During the three month period ended December 31, 2017, the Company made a provisional estimate of the impact of the Tax Reform Act. No material impact is expected to result for HRG given the full valuation allowance position and domestic only operations. During the three month period ended December 31, 2017, Spectrum Brands recognized provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities. The ultimate impact from the Tax Reform Act may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions made by us and our subsidiaries, additional regulatory guidance that may be issued, and actions we and our subsidiaries may take as a result of the Tax Reform Act. Such changes in interpretations, guidance or assumptions could result in significant one-time charges and adversely change our and our subsidiaries’ effective tax rate. See Note 15, Income Taxes to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for further discussion on the impact from the Tax Reform Act.
We and our subsidiaries may not be able to fully utilize our U.S. tax attributes.
We and our subsidiaries have accumulated a substantial amount of U.S. federal and state NOLs carryforwards, capital loss carryforwards, and federal and state tax credits that will expire if unused. We have concluded that it is more likely than not that the majority of the federal and state deferred tax assets will create tax benefits in the future. As a consequence of earlier business combinations and issuances of common stock, Spectrum Brands and its subsidiaries have had various changes of ownership that continue to subject a significant amount of Spectrum Brands’ U.S. NOLs and other tax attributes to certain limitations; and therefore a valuation allowance is still recognized on certain federal and state tax asset carryforwards that are expected to expire due to the ownership change limitations or because Spectrum Brands does not believe they will earn enough taxable income to utilize. Further, as a result of the Tax Reform Act being signed into law, it is unclear which provisions of the Tax Reform Act will be adopted by U.S. states. State conformity to the provisions of the Tax Reform Act could have a material impact on the valuation allowance recorded on U.S. state NOLs. If we or our subsidiaries are unable to fully utilize the NOLs to offset taxable income generated in the future, our and our subsidiaries’ future cash taxes could be materially and negatively impacted. See Note 15, Income Taxes to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for further discussion on the impact from the Tax Reform Act on valuation allowance against its U.S. state net operating losses.

Risks Related to Spectrum Brands
Spectrum Brands is exploring strategic alternatives for a planned sale in their GBA segment, but there can be no assurance that they will be successful in identifying or completing any strategic alternative or that any such strategic alternative will yield additional value for stockholders.
Spectrum Brands has commenced the process to dispose the GBA segment through a planned sale. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. The strategic review process may be suspended or terminated at any time without notice. In addition, Spectrum Brands may incur substantial expenses associated with identifying and evaluating potential strategic alternatives and transactions. Furthermore, any attractive strategic alternative may be limited or prohibited by applicable regulatory regimes. Any potential transaction would be dependent upon a number of factors that may be beyond Spectrum Brands control. If Spectrum Brands is unable to effectively manage the process, the business, financial condition, and results of operations of Spectrum Brands and its subsidiaries could be adversely affected. Spectrum Brands also cannot assure that any potential transaction or strategic alternative, if identified, evaluated and consummated, will be successful in enhancing Spectrum Brands’ business or financial conditions, or provide greater value to Spectrum Brands’ stockholders than that reflected in the current stock price.
Spectrum Brands could consume resources in pursuing strategic alternatives for the potential sale in their GBA segment, which could materially adversely affect their business.
Spectrum Brands anticipates the investigation of strategic alternatives for the potential sale of Spectrum Brands’ GBA segment, and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments, with respect to such transactions, will require substantial management time and attention and substantial costs for financial advisors, accountants, attorneys and other advisors. The process of exploring strategic alternatives may be time consuming and disruptive to the business operations and the management teams of Spectrum Brands and its subsidiaries. If a decision is made not to consummate a specific transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific transaction, Spectrum Brands may fail to consummate the transaction for any number of reasons, including those beyond their control. Any such event could consume significant management time and result in a loss to Spectrum Brands of the related costs incurred, which could adversely affect their financial position and their business.
The proposed sale of Spectrum Brands’ Global Batteries & Lights division to Energizer Holdings, Inc. is subject to regulatory approval.
The consummation of the acquisition of the Global Batteries & Lights (“GBL”) division by Energizer Holdings, Inc. is subject to certain customary conditions, including, among other things, (i) the absence of a material adverse effect on GBL, (ii) the expiration or termination of required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the receipt of certain other antitrust approvals in certain specified foreign jurisdictions (the conditions contained in (ii) and (iii) together, the “Antitrust Conditions”), (iv) the accuracy of the representations and warranties of the parties (generally subject to a customary material adverse effect standard (as described in the Agreement) or other customary materiality qualifications), (v) the absence of governmental restrictions on the consummation of the acquisition in certain jurisdictions, and (vi) material compliance by the parties with their respective covenants and agreements under the Agreement. Spectrum Brands may not receive the required approval and other clearances for the transaction, or they may not be received in a timely manner. If such approvals are received, they may impose terms, conditions or restrictions that may cause a failure of the closing conditions set forth in the Agreement or that could have a detrimental impact on Spectrum Brands following completion of the transaction. A substantial delay in obtaining the required authorizations, approvals or consents or the imposition of unfavorable terms, conditions or restrictions could prevent the completion of the sale. Even if the waiting periods under the Antitrust Conditions expire, government authorities could seek to block or challenge the transaction as they deem necessary or desirable in the public interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended December 31, 2017, HRG did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
On May 29, 2014, HRG’s Board of Directors authorized a program to purchase up to $100.0 million of HRG’s shares of common stock. During the three months ended December 31, 2017, we did not repurchase any of our common stock. At December 31, 2017, there were $12.3 million of shares that may yet be repurchased under the program authorized by HRG’s Board of Directors.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.
Item 6.     Exhibits

Exhibit No.	Description of Exhibit
18.1*	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	XBRL Taxonomy Definition Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HRG GROUP, INC. (Registrant)

Dated:	February 9, 2018	By:	/s/ GEORGE C. NICHOLSON
Senior Vice President, Chief Accounting Officer and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)