Form 10-Q
period 2018-03-31
HRG GROUP, INC.
filed 2018-05-04
CIK 109177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒
There were 203,103,593 shares of the registrant’s common stock outstanding as of May 1, 2018.

HRG GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2018	September 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$758.8	$270.1
Trade receivables, net	337.6	266.0
Other receivables, net	62.2	19.7
Inventories, net	610.5	496.3
Prepaid expenses and other current assets	60.2	54.8
Current assets of businesses held for sale	1,976.0	28,929.2
Total current assets	3,805.3	30,036.1
Property, plant and equipment, net	504.5	503.9
Goodwill	2,280.2	2,277.1
Intangibles, net	1,589.5	1,612.0
Deferred charges and other assets	60.8	43.7
Noncurrent assets of businesses held for sale	—	1,376.9
Total assets	$8,240.3	$35,849.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$70.3	$161.4
Accounts payable	360.7	373.1
Accrued wages and salaries	41.3	55.4
Accrued interest	62.6	78.0
Other current liabilities	129.0	125.8
Current liabilities of businesses held for sale	558.6	26,851.3
Total current liabilities	1,222.5	27,645.0
Long-term debt, net of current portion	5,248.4	5,543.7
Employee benefit obligations	38.8	38.6
Deferred tax liabilities	285.8	493.2
Other long-term liabilities	101.1	26.2
Noncurrent liabilities of businesses held for sale	—	156.1
Total liabilities	6,896.6	33,902.8

Commitments and contingencies

HRG Group, Inc. shareholders' equity:
Common stock	2.1	2.0
Additional paid-in capital	1,270.4	1,372.9
Accumulated deficit	(455.6)	(925.9)
Accumulated other comprehensive (loss) income	(125.3)	309.0
Total HRG Group, Inc. shareholders' equity	691.6	758.0
Noncontrolling interest	652.1	1,188.9
Total shareholders' equity	1,343.7	1,946.9
Total liabilities and equity	$8,240.3	$35,849.7
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues:
Net sales	$766.1	$756.4	$1,412.6	$1,358.7
Net investment income	—	1.0	—	1.0
Total revenues	766.1	757.4	1,412.6	1,359.7
Operating costs and expenses:
Cost of goods sold	494.8	445.6	898.6	807.7
Selling, acquisition, operating and general expenses	242.4	216.5	458.5	415.4
Total operating costs and expenses	737.2	662.1	1,357.1	1,223.1
Operating income	28.9	95.3	55.5	136.6
Interest expense	(67.6)	(77.7)	(143.1)	(156.4)
Other income (expense), net	0.2	(1.4)	1.2	(0.4)
(Loss) income from continuing operations before income taxes	(38.5)	16.2	(86.4)	(20.2)
Income tax (benefit) expense	(1.2)	24.0	(127.2)	29.6
Net (loss) income from continuing operations	(37.3)	(7.8)	40.8	(49.8)
Income (loss) from discontinued operations, net of tax	0.7	(43.6)	501.5	259.2
Net (loss) income	(36.6)	(51.4)	542.3	209.4
Less: Net income attributable to noncontrolling interest	0.5	30.7	72.0	79.3
Net (loss) income attributable to controlling interest	$(37.1)	$(82.1)	$470.3	$130.1

Amounts attributable to controlling interest:
Net loss from continuing operations	$(37.5)	$(24.4)	$(8.7)	$(71.6)
Net income (loss) from discontinued operations	0.4	(57.7)	479.0	201.7
Net (loss) income attributable to controlling interest	$(37.1)	$(82.1)	$470.3	$130.1

Net (loss) income per common share attributable to controlling interest:
Basic loss from continuing operations	$(0.18)	$(0.12)	$(0.04)	$(0.36)
Basic (loss) income from discontinued operations	—	(0.29)	2.38	1.01
Basic	$(0.18)	$(0.41)	$2.34	$0.65

Diluted loss from continuing operations	$(0.18)	$(0.12)	$(0.04)	$(0.36)
Diluted (loss) income from discontinued operations	—	(0.29)	2.38	1.01
Diluted	$(0.18)	$(0.41)	$2.34	$0.65
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net (loss) income	$(36.6)	$(51.4)	$542.3	$209.4

Other comprehensive (loss) income:
Foreign currency translation gains (losses)	24.2	21.7	22.2	(24.4)
Net unrealized (loss) gain on derivative instruments
Changes in derivative instruments before reclassification adjustment	(18.4)	(10.4)	(19.2)	32.8
Net reclassification adjustment for losses (gains) included in net income	3.1	(3.8)	5.7	(8.6)
Changes in derivative instruments after reclassification adjustment	(15.3)	(14.2)	(13.5)	24.2
Changes in deferred income tax asset/liability	3.7	4.5	3.7	(9.7)
Net unrealized (loss) gain on hedging derivative instruments	(11.6)	(9.7)	(9.8)	14.5
Actuarial adjustments to pension plans
Changes in actuarial adjustments before reclassification adjustment	(1.5)	(0.8)	(2.2)	2.4
Net reclassification adjustment	0.8	1.3	1.6	2.6
Changes in actuarial adjustments to pension plans	(0.7)	0.5	(0.6)	5.0
Changes in deferred income tax asset/liability	0.2	0.2	0.2	(1.1)
Deferred tax valuation allowance adjustments	—	(0.1)	—	—
Net actuarial adjustments to pension plans	(0.5)	0.6	(0.4)	3.9
Unrealized investment gains (losses):
Changes in unrealized investment gains (losses) before reclassification adjustment	—	314.5	26.0	(352.5)
Net reclassification adjustment for gains included in net income	—	(1.8)	(6.3)	(3.9)
Changes in unrealized investment gains (losses) after reclassification adjustment	—	312.7	19.7	(356.4)
Adjustments to intangible assets	—	(100.1)	(0.9)	125.2
Changes in deferred income tax asset/liability	—	(74.6)	(6.7)	80.1
Net unrealized gains (losses) on investments	—	138.0	12.1	(151.1)
Deconsolidation of Insurance Operations	—	—	(445.9)	—
Net change to derive comprehensive income (loss) for the period	12.1	150.6	(421.8)	(157.1)
Comprehensive (loss) income	(24.5)	99.2	120.5	52.3
Less: Comprehensive (loss) income attributable to the noncontrolling interest:
Net income	0.5	30.7	72.0	79.3
Other comprehensive income (loss)	5.1	32.0	7.6	(31.8)
	5.6	62.7	79.6	47.5
Comprehensive (loss) income attributable to the controlling interest	$(30.1)	$36.5	$40.9	$4.8
See accompanying notes to condensed consolidated financial statements.

HRG GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)

	Six months ended March 31,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$542.3	$209.4
Income from discontinued operations, net of tax	501.5	259.2
Net income (loss) from continuing operations	40.8	(49.8)
Adjustments to reconcile net income (loss) to operating cash flows from continuing operations:
Depreciation of properties and amortization of intangibles	67.2	61.7
Loan provision and bad debt expense	—	1.9
Stock-based compensation	1.1	23.5
Amortization of debt issuance costs	13.5	8.2
Amortization of debt discount	(2.3)	0.9
Write-off of debt discount on retired debt	—	1.9
Deferred income taxes	(151.6)	(1.5)
Purchase accounting inventory adjustment	0.8	—
Pet safety recall inventory write-off	1.6	—
Dividends from subsidiaries classified as discontinued operations	3.1	6.1
Changes in operating assets and liabilities	(208.8)	(204.6)
Net change in cash due to continuing operating activities	(234.6)	(151.7)
Net change in cash due to discontinued operating activities	48.8	260.9
Net change in cash due to operating activities	(185.8)	109.2
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid	0.9	—
Net asset-based loan repayments	—	24.9
Capital expenditures	(34.2)	(37.1)
Proceeds from sales of assets	1,520.2	0.2
Other investing activities, net	—	(1.4)
Net change in cash due to continuing investing activities	1,486.9	(13.4)
Net change in cash due to discontinued investing activities	(189.0)	(790.7)
Net change in cash due to investing activities	1,297.9	(804.1)
Cash flows from financing activities:
Proceeds from issuance of new debt	573.2	261.5
Repayment of debt, including tender and call premiums	(994.4)	(165.2)
Debt issuance costs	(0.3)	(3.8)
Purchases of subsidiary stock, net	(258.0)	(103.1)
Dividend paid by subsidiary to noncontrolling interest	(19.7)	(19.8)
Share based award tax withholding payments	(22.7)	(37.4)
Other financing activities, net	10.0	5.5
Net change in cash due to continuing financing activities	(711.9)	(62.3)
Net change in cash due to discontinued financing activities	123.0	607.8
Net change in cash due to financing activities	(588.9)	545.5
Effect of exchange rate changes on cash and cash equivalents	3.2	(4.0)
Net change in cash and cash equivalents	526.4	(153.4)
Net change in cash and cash equivalents in discontinued operations	37.7	17.2
Net change in cash and cash equivalents in continuing operations	488.7	(170.6)
Cash and cash equivalents at beginning of period	270.1	465.2
Cash and cash equivalents at end of period	$758.8	$294.6
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
The Company’s Consumer Products segment represents the Company’s 62.0% controlling interest in Spectrum Brands. The Company’s Corporate and Other segment includes the holding company at HRG and other subsidiaries of HRG
For the results of operations by segment, and other segment data, see Note 18, Segment Data, and Note 20, Consolidating Financial Information.
Consumer Products Segment
The Consumer Products segment represents the Company’s 62.0% controlling interest in Spectrum Brands. Through its operating subsidiaries, Spectrum Brands is a diversified global branded consumer products company with positions in multiple product lines and categories: global pet supplies, home and garden control products, hardware and home improvement products and global auto care.
Effective December 29, 2017, Spectrum Brands’ Board of Directors approved a plan to explore strategic alternatives, including the planned sale of Spectrum Brands’ Global Batteries & Appliances (“GBA”) segment. Spectrum Brands expects a sale to be realized by December 31, 2018. See Note 3, Divestitures, regarding Spectrum Brands’ agreement to sell its Global Batteries and Lighting (“GBL”) business and its plans to sell its Home and Personal Care (“HPC”) business. The Company reports a business as held for sale when the criteria of Accounting Standard Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”) are met. The Company believes ASC 360’s criteria for the GBA segment have been met as of March 31, 2018. As a result, Spectrum Brands’ assets and liabilities associated with the GBA segment have been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and the respective operations of the GBA segment have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows; and reported separately for all periods presented. See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, Assets Held for Sale and Discontinued Operations. See Note 3, Divestitures, for more information on the assets and liabilities classified as held for sale and discontinued operations. See Note 18, Segment Data, for more information pertaining to segments of continuing operations.
Corporate and Other Segment
On November 30, 2017, Fidelity & Guaranty Life (“FGL”), a former majority owned subsidiary of the Company, completed its merger (the “FGL Merger”) with CF Corporation and its related entities (collectively, the “CF Entities”) in accordance with its previously disclosed Agreement and Plan of Merger (the “FGL Merger Agreement”). Pursuant to the FGL Merger Agreement, except for certain shares specified in the FGL Merger Agreement, each issued and outstanding share of common stock of FGL was automatically cancelled and converted into the right to receive $31.10 in cash. In addition, pursuant to a share purchase agreement, on November 30, 2017, Front Street Re (Delaware) Ltd., a wholly-owned subsidiary of HRG, sold to the CF Entities (such sale, the “Front Street Sale”) all of the issued and outstanding shares of its former wholly-owned subsidiaries, Front Street Re Cayman Ltd. and Front Street Re Ltd (collectively, “Front Street”, and together with FGL, the “Insurance Operations”). The purchase price for the Front Street Sale was $65.0, subject to reduction for customary transaction expenses. In addition, $6.5 of the purchase price was deposited in escrow for a period of 15 months to support any indemnification claims that might be made (if any) by the CF Entities. Pursuant to the share purchase agreement, on December 5, 2017, the Company repaid the $92.0 of notes (such notes, the “HGI Energy Notes”) issued by HGI Energy Holdings, LLC (“HGI Energy”), which were held directly and indirectly by Front Street and FGL. As a result of the completion of the FGL Merger and the Front Street Sale, HRG no longer has any equity interest in FGL or Front Street and our former Insurance Operations segment is presented as discontinued operations for prior periods. HRG deconsolidated FGL and Front Street as of November 30, 2017.
Finally, as previously disclosed, HRG, FS Holdco II Ltd. (“FS Holdco”) and the CF Entities entered into an agreement (the “338 Agreement”) on May 24, 2017 pursuant to which the CF Entities agreed that FS Holdco may, at its option, cause the relevant CF Entity and FS Holdco to make a joint election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, with respect to the FGL Merger and the deemed share purchases of FGL’s subsidiaries (the “338 Tax Election”). Pursuant to the 338 Agreement, if FS Holdco elects to make the 338 Tax Election, FS Holdco and/or CF Corporation will be required to make a payment for the election to the other. On March 8, 2018, FS Holdco exercised the 338 Tax Election. In connection with such election, the CF Entities are required to pay FS Holdco $26.6 on or before May 21, 2018, which is included in “Other receivables, net” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018.
On February 24, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spectrum Brands, HRG SPV Sub I, Inc., a Delaware corporation and direct wholly owned subsidiary of HRG (“Merger Sub 1”), and HRG SPV Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of HRG (“Merger Sub 2”, and together with Merger Sub 1, “Merger Sub”), providing for the acquisition of Spectrum Brands by HRG (the “Merger”) in exchange for HRG equity. See Note 4, Acquisitions for more information.
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
These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on November 20, 2017 and the Current Report on Form 8-K, filed with the SEC on April 2, 2018, which retroactively adjusted the Company’s Annual Report due to the recognition of discontinued operations for the GBA segment (collectively, the “Form 10-K”). The results of operations for the three and six months ended March 31, 2018 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2018.
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
At March 31, 2018, the non-controlling interest component of total equity primarily represents the 38.0% share of Spectrum Brands not owned by HRG.

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
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is sold or classified as held for sale, in accordance with ASC 360 and Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 2015) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The results of discontinued operations are reported in “Income (loss) from discontinued operations, net of tax” in the accompanying Condensed Consolidated Statements of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. Transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale.

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

(3) Divestitures
The following table summarizes the components of “Income (loss) from discontinued operations, net of tax” in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2018 and 2017:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
(Loss) income from discontinued operations, net of tax attributable to Insurance Operations	$—	$(62.7)	$459.9	$187.7
Income from discontinued operations, net of tax attributable to GBA segment	0.7	19.1	41.6	71.5
Income (loss) from discontinued operations, net of tax	$0.7	$(43.6)	$501.5	$259.2
Insurance Operations
On November 30, 2017, FGL completed the FGL Merger pursuant to which, except for certain shares specified in the FGL Merger Agreement, each issued and outstanding share of common stock of FGL was automatically canceled and converted into the right to receive $31.10 in cash, without interest. The total consideration received by the Company as a result of the completion of the FGL Merger was $1,518.3, which includes $26.6 related to the 338 Tax Election.
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
The higher carrying value of FGL was primarily due to the increase in unrealized gains, net of offsets in FGL’s investment portfolio, with the effects of the unrealized gains, net of offsets, being recorded in accumulated other comprehensive income (“AOCI”). Upon the completion of the FGL Merger, the Company deconsolidated its ownership interest in FGL, which resulted in the reclassification of $445.9 of AOCI attributable to FGL to income from discontinued operations during the six months ended March 31, 2018.
The following table summarizes the components of “Net income (loss) from discontinued operations” in the accompanying Condensed Consolidated Statements of Operations for the two months ended November 30, 2017 and the three and six months ended March 31, 2017:

	Two months ended November 30, 2017	Three months ended March 31, 2017	Six months ended March, 31 2017

Revenues:
Insurance premiums	$6.8	$3.1	$14.3
Net investment income	181.9	258.7	509.2
Net investment gains	154.8	112.0	134.6
Insurance and investment product fees and other	35.1	44.6	83.6
Total revenues	378.6	418.4	741.7
Operating costs and expenses:
Benefits and other changes in policy reserves	241.3	301.1	309.4
Selling, acquisition, operating and general expenses	52.8	35.7	66.4
Amortization of intangibles	35.8	36.5	156.5
Total operating costs and expenses	329.9	373.3	532.3
Operating income	48.7	45.1	209.4
Interest expense	(3.9)	(6.0)	(12.1)
Other (expense) income	(0.1)	0.1	0.1
(Write-down) write-up of assets of businesses held for sale to fair value	(14.2)	(72.8)	71.7
Reclassification of accumulated other comprehensive income	445.9	—	—
Income (loss) from discontinued operations before income taxes	476.4	(33.6)	269.1
Income tax expense	16.5	29.1	81.4
Net income (loss) from discontinued operations	459.9	(62.7)	187.7
Net income from discontinued operation attributable to noncontrolling interest	5.4	6.4	27.5
Net income (loss) from discontinued operations attributable to controlling interest	$454.5	$(69.1)	$160.2

Consumer Products Segment - GBA Segment
As previously discussed in Note 1, Description of Business and Basis of Presentation, Spectrum Brands’ GBA segment was classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. The following table summarizes the assets and liabilities of Spectrum Brands’ GBA segment classified as held for sale as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
Assets
Trade receivables, net	$214.6	$260.1
Other receivables, net	25.2	24.0
Inventories, net	324.7	279.2
Prepaid expenses and other current assets	41.9	39.7
Property, plant and equipment, net	198.1	196.8
Deferred charges and other assets	17.8	19.3
Goodwill	351.3	348.9
Intangibles, net	802.4	811.9
Total assets of businesses held for sale	$1,976.0	$1,979.9
Liabilities
Current portion of long-term debt	$28.3	$17.3
Accounts payable	250.8	355.9
Accrued wages and salaries	31.9	37.6
Other current liabilities	90.4	89.8
Long-term debt, net of current portion	52.6	51.7
Deferred income taxes	38.7	38.2
Other long-term liabilities	65.9	66.2
Total liabilities of businesses held for sale	$558.6	$656.7
The following table summarizes the components of “Net income (loss) from discontinued operations” in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2018 and 2017:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Revenues:
Net sales	$427.8	$413.5	$1,031.1	$1,023.0
Operating costs and expenses:
Cost of goods sold	280.7	265.1	684.1	663.7
Selling, acquisition, operating and general expenses	134.4	109.2	266.1	230.5
Total operating costs and expenses	415.1	374.3	950.2	894.2
Operating income	12.7	39.2	80.9	128.8
Interest expense	12.4	11.7	26.1	24.5
Other income (expense), net	0.1	(0.2)	0.4	(0.2)
Income from discontinued operations before income taxes	0.2	27.7	54.4	104.5
Income tax (benefit) expense	(0.5)	8.6	12.8	33.0
Net income from discontinued operations	0.7	19.1	41.6	71.5
Net income from discontinued operation attributable to noncontrolling interest	0.3	7.7	17.1	30.0
Net income from discontinued operations attributable to controlling interest	$0.4	$11.4	$24.5	$41.5
Interest expense consists of interest from debt directly held by subsidiaries of the business held for sale, including interest from capital leases, and interest on term loans required to be paid down using proceeds received on disposal on sale of a business within 365 days with the exception for funds used for capital expenditures and acquisitions. There has been no impairment loss recognized as the fair value or expected proceeds from the disposal of the businesses are anticipated to be in excess of the asset carrying values. During the three and six months ended March 31, 2018, Spectrum Brands incurred transaction costs of $22.3 and $25.1, respectively, associated with the divestiture and have been recognized as a component of “Net income (loss) from discontinued operations”. Transaction costs are expensed as incurred and include fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transactions.

Energizer Holdings, Inc.
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
The consummation of the acquisition is subject to certain customary conditions, including, among other things, (i) the absence of a material adverse effect on GBL, (ii) the expiration or termination of required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the receipt of certain other antitrust approvals in certain specified foreign jurisdictions (the conditions contained in (ii) and (iii) together, the “Antitrust Conditions”), (iv) the accuracy of the representations and warranties of the parties (generally subject to a customary material adverse effect standard (as described in the GBL Sale Agreement) or other customary materiality qualifications), (v) the absence of governmental restrictions on the consummation of the acquisition in certain jurisdictions, and (vi) material compliance by the parties with their respective covenants and agreements under the GBL Sale Agreement. The consummation of the transaction is not subject to any financing condition. On March 29, 2018, the Federal Trade Commission allowed the expiration of the 30-day Hart-Scott-Rodino waiting period, which in effect provides U.S. regulatory approval of the sale. Spectrum Brands is proceeding with other required international regulatory approvals and continues to expect the transaction to be consummated prior to December 31, 2018.
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

(4) Acquisitions
Spectrum Brands Merger
As previously disclosed, on February 24, 2018, the Company entered into the Merger Agreement with Spectrum Brands, Merger Sub 1 and Merger Sub 2.
The Merger Agreement provides that, subject to the terms and conditions thereof, Merger Sub 1 will merge with and into Spectrum Brands (the “First Merger”, and if the Second Merger Opt-Out Condition has occurred, the “Merger”), with Spectrum Brands continuing as the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of HRG. Following the effective time of the First Merger (the “Effective Time”) but only if HRG or Spectrum Brands (or both) do not receive and provide to the other, on the closing date but prior to the Effective Time, a tax opinion to the effect that, assuming the Second Merger does not occur, the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code (the “Second Merger Opt-Out Condition”), the Surviving Corporation will merge with and into Merger Sub 2 (the “Second Merger”, and if the Second Merger Opt-Out Condition has not occurred, together with the First Merger, the “Merger”), with Merger Sub 2 surviving as a wholly owned subsidiary of HRG.
The consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, (i) the approval of Spectrum Brands’ stockholders (including the approval of the holders of a majority of Spectrum Brands’ Common Stock not held by HRG, its affiliates and the executive officers of Spectrum Brands, and the approval required under Section 12 of Spectrum Brands’ certificate of incorporation in connection with a “Going-Private Transaction” (as defined therein)), (ii) the approval of HRG stockholders, (iii) the effectiveness of a registration statement on Form S-4 registering the HRG Common Stock to be issued in the Merger, (iv) the approval of the shares of HRG Common Stock to be issued in the Merger for listing on the NYSE, (v) the absence of any temporary restraining order, injunction or other judgment, order or decree issued by any governmental entity or other legal restraint or prohibition preventing the consummation of the Merger, (vi) the receipt of certain tax opinions by Spectrum Brands and/or HRG that the Merger will qualify as a reorganization under the Internal Revenue Code, (vii) the accuracy of certain representations and warranties of Spectrum Brands, Merger Sub and HRG contained in the Merger Agreement and the compliance by the parties with the covenants contained in the Merger Agreement, and (viii) other conditions specified in the Merger Agreement.
The Merger will be accounted for as an acquisition of a non-controlling interest under ASC Topic 810, Consolidation, by the Company. Spectrum Brands will obtain control of HRG, which will operate as Spectrum Brand Holdings, Inc. upon consummation of the Merger.
During the three and six months ended March 31, 2018, HRG incurred costs of $4.5 and $4.8, respectively, and Spectrum Brands incurred costs of $11.6 and $14.1, respectively, associated with the Merger. During the three and six month periods ended March 31, 2017, HRG incurred costs of $0.9 and Spectrum Brands incurred costs of $2.6 associated with the Merger. Transaction costs associated with the Merger are reported as “Selling, acquisition, operating and general expenses” in the accompanying Condensed Consolidated Statements of Operations.
Acquisition and Integration Costs
The following summarizes Spectrum Brands’ acquisition and integration costs, excluding costs associated with the Merger previously discussed, for the three and six months ended March 31, 2018 and 2017:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Hardware & Home Improvement Business	$1.9	$1.9	$4.6	$3.8
PetMatrix	2.1	—	3.7	—
Armored AutoGroup Parent Inc.	0.4	0.6	0.6	1.9
Other	0.1	0.8	0.8	0.9
Total acquisition and integration related charges	$4.5	$3.3	$9.7	$6.6
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

(5) Restructuring and Related Charges
During the fiscal year ended September 30, 2017, Spectrum Brands implemented a rightsizing initiative within its global pet supplies product category to streamline certain operations and reduce operating costs (the “Pet Rightsizing Initiative”). The initiative includes headcount reductions and the rightsizing of certain facilities. Total costs associated with this initiative are expected to be approximately $13.0, of which $12.2 has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.
During the fiscal year ended September 30, 2017, Spectrum Brands implemented an initiative within its hardware and home improvement product category to consolidate certain operations and reduce operating costs (the “HHI Distribution Center Consolidation”). The initiative includes headcount reductions and the exit of certain facilities. Total costs associated with the initiative are expected to be approximately $67.0, of which $56.2 has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.
During the fiscal year ended September 30, 2016, Spectrum Brands implemented a series of initiatives in its global auto care product category to consolidate certain operations and reduce operating costs (the “GAC Business Rationalization Initiatives”). These initiatives included headcount reductions and the exit of certain facilities. Total costs associated with these initiatives are expected to be approximately $41.0, of which $36.7 has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.
Spectrum Brands is entering or may enter into small, less significant initiatives and restructuring activities to reduce costs and improve margins throughout the organization (“Other Restructuring Activities”). Individually these activities are not substantial, and occur over a shorter time period (less than 12 months).

The following table summarizes Spectrum Brands’ restructuring and related charges incurred during the three and six months ended March 31, 2018 and 2017, and where those charges are classified in the accompanying Condensed Consolidated Statements of Operations:

	Three months ended March 31,		Six months ended March 31,
Initiatives:	2018	2017	2018	2017
HHI distribution center consolidation	$13.6	$1.2	$28.8	$1.2
GAC business rationalization initiative	3.1	5.5	7.1	7.0
Pet rightsizing initiative	3.4	0.6	4.0	0.6
Other restructuring activities	3.1	0.7	3.7	1.4
Total restructuring and related charges	$23.2	$8.0	$43.6	$10.2
Reported as:
Selling, acquisition, operating and general expenses	$23.2	$8.0	$43.6	$10.2
The following table summarizes Spectrum Brands’ restructuring and related charges for the three and six months ended March 31, 2018 and 2017, and cumulative costs for current restructuring initiatives as of March 31, 2018, by cost type:

	Three months ended March 31,		Six months ended March 31,		Cumulative costs through March 31, 2018	Future costs to be incurred
Cost Type:	2018	2017	2018	2017
Termination benefits	$4.0	$1.3	$5.1	$2.1	$16.1	$0.4
Other costs	19.2	6.7	38.5	8.1	93.0	18.8
Total restructuring and related charges	$23.2	$8.0	$43.6	$10.2	$109.1	$19.2
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

(6) Receivables and Concentrations of Credit Risk
The allowance for uncollectible receivables as of March 31, 2018 and September 30, 2017 was $27.4 and $23.5, respectively. Spectrum Brands has a broad range of customers including many large retail outlet chains, three of which exceed 10% of consolidated “Net sales” and/or “Trade receivables, net”. These three customers represented 40.3% and 37.9% of Spectrum Brands’ “Net sales” for the three and six months ended March 31, 2018, respectively, and 38.0% and 36.9% for the three and six months ended March 31, 2017, respectively; and 29.9% and 36.2% of “Trade receivables, net” in the accompanying Condensed Consolidated Balance Sheets at March 31, 2018 and September 30, 2017, respectively.

(7) Inventories, net
“Inventories, net” in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	March 31, 2018	September 30, 2017
Raw materials	$112.4	$95.7
Work-in-process	48.1	35.5
Finished goods	450.0	365.1
Total inventories, net	$610.5	$496.3

(8) Property, Plant and Equipment, net
Property, plant and equipment, net in the accompanying Condensed Consolidated Balance Sheets consist of the following:

	March 31, 2018	September 30, 2017
Land, buildings and improvements	$154.8	$146.6
Machinery, equipment and other	401.4	380.8
Capitalized leases	212.0	210.3
Construction in progress	43.8	40.4
Properties, plant and equipment at cost	812.0	778.1
Less: Accumulated depreciation	307.5	274.2
Total properties, plant and equipment, net	$504.5	$503.9
Depreciation expense from property, plant and equipment for the three and six months ended March 31, 2018 was $19.7 and $37.8, respectively. Depreciation expense from property, plant and equipment for the three and six months ended March 31, 2017 was $16.0 and $30.9, respectively.

(9) Goodwill and Intangibles, net
A summary of the changes in the carrying amounts of Spectrum Brands’ goodwill and intangible assets are as follows:

		Intangible Assets
	Goodwill	Indefinite Lived	Definite Lived	Total
Balance at September 30, 2017	$2,277.1	$1,024.3	$587.7	$1,612.0
Periodic amortization	—	—	(29.4)	(29.4)
Effect of translation	3.1	4.7	2.2	6.9
Balance at March 31, 2018	$2,280.2	$1,029.0	$560.5	$1,589.5
Goodwill and indefinite lived tradename intangibles are not amortized.
Definite Lived Intangible Assets
The carrying value and accumulated amortization for intangible assets subject to amortization as of March 31, 2018 and September 30, 2017 are as follows:

	March 31, 2018			September 30, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$675.1	$(243.1)	$432.0	$671.7	$(222.3)	$449.4
Technology assets	194.7	(68.7)	126.0	194.6	(59.7)	134.9
Tradenames	5.5	(3.0)	2.5	18.5	(15.1)	3.4
	$875.3	$(314.8)	$560.5	$884.8	$(297.1)	$587.7
The range and weighted average useful lives for definite-lived intangible assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 to 20 years	17.9 years
Technology assets	6 to 18 years	11.4 years
Tradenames	5 to 13 years	6.2 years

Certain tradename intangible assets have an indefinite life and are not amortized. The balance of tradenames not subject to amortization was $1,029.0 and $1,024.3 as of March 31, 2018 and September 30, 2017, respectively. During the three and six months ended March 31, 2018 and 2017, the Company did not recognize an impairment on indefinite-lived intangible assets.

Amortization expense for the three months ended March 31, 2018 and 2017 was $14.4 and $15.1, respectively, and $29.4 and $30.5 for the six months ended March 31, 2018, and 2017, respectively. Excluding the impact of any future acquisitions or change in foreign currency, the Company estimates annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows:

Fiscal Year	Estimated Amortization Expense
2018	$57.5
2019	57.4
2020	55.0
2021	49.7
2022	48.0

(10) Debt
The Company’s consolidated debt consists of the following:

	March 31, 2018		September 30, 2017
	Amount	Rate	Amount	Rate	Interest Rate
HRG
7.875% Senior Secured Notes, due July 15, 2019	$—	—%	$864.4	7.9%	Fixed rate
7.75% Senior Unsecured Notes, due January 15, 2022	890.0	7.8%	890.0	7.8%	Fixed rate
HGI Funding
2017 Loan, due July 13, 2018	50.0	4.7%	50.0	3.7%	Variable rate, see below
HGI Energy
HGI Energy Notes, due June 30, 2018	—	—%	92.0	1.5%	Fixed rate
	940.0		1,896.4
Spectrum Brands
USD Term Loan, due June 23, 2022	1,237.9	3.9%	1,244.2	3.4%	Variable rate, see below
CAD Term Loan, due June 23, 2022	33.4	5.2%	59.0	4.9%	Variable rate, see below
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	Fixed rate
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	Fixed rate
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	Fixed rate
4.00% Notes, due October 1, 2026	522.8	4.0%	500.9	4.0%	Fixed rate
Revolver Facility, expiring March 6, 2022	570.5	4.3%	—	—%	Variable rate, see below
Other notes and obligations	3.5	8.1%	4.7	8.0%	Variable rate
Obligations under capital leases	199.1	5.7%	199.7	5.7%	Various
Salus
Unaffiliated long-term debt of consolidated variable-interest entity	77.0	—%	28.9	—%	Variable rate, see below
Long-term debt of consolidated variable-interest entity with FGL	—	—%	48.1	—%	Variable rate, see below
Total	5,404.2		5,801.9
Original issuance discounts on debt, net of premiums	(22.4)		(20.7)
Unamortized debt issue costs	(63.1)		(76.1)
Total debt	5,318.7		5,705.1
Less current maturities and short-term debt	70.3		161.4
Non-current portion of debt	$5,248.4		$5,543.7
HRG
On January 16, 2018, HRG redeemed all $864.4 outstanding principal amount of its 7.875% Senior Secured Notes due 2019 at a redemption price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

HGI Funding
2017 Loan
On January 13, 2017, the Company, through a wholly-owned subsidiary of HGI Funding, LLC (“HGI Funding”), entered into a loan agreement, pursuant to which it may borrow up to an aggregate amount of $150.0 (the “2017 Loan”). The 2017 Loan bears interest at an adjusted International Exchange London Interbank Offered Rate (“LIBOR”), plus 2.35% per annum, payable quarterly and a commitment fee of 75 bps. The 2017 Loan matures on July 13, 2018, with an option for early termination by the borrower. At March 31, 2018, the 2017 Loan was secured by 4.2 million shares of Spectrum Brands owned by a subsidiary of HGI Funding.
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
On March 28, 2018, Spectrum Brands entered into a fifth amendment to the Credit Agreement, expanding the overall capacity of the Revolver Facility by $100.0 to $800.0. As a result of borrowings and payments under the Revolver Facility, at March 31, 2018, Spectrum Brands had borrowing availability of $210.0, net of outstanding letters of credit of $18.0 and $1.5 allocated to a foreign subsidiary of Spectrum Brands.
Salus
In February 2013, September 2013 and February 2015, Salus Capital Partners, LLC (“Salus”) completed a collateralized loan obligation (“CLO”) securitization of up to $578.5 notional aggregate principal amount. At March 31, 2018 and September 30, 2017, the outstanding notional aggregate principal amount of $77.0 and $28.9, respectively, was taken up by unaffiliated entities, including the Company’s former subsidiary, FGL, and consisted entirely of subordinated debt in both periods, and $48.1 was taken up by FGL and included in “Current assets of businesses held for sale” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2017. The CLO subordinated debt is non-recourse to the Company. The obligations of the securitization is secured by the assets of the variable interest entity, primarily asset-based loan receivables and carry residual interest subject to maintenance of certain covenants. Due to losses incurred in the CLO, at March 31, 2018 and September 30, 2017, the CLO was not accruing interest on the subordinated debt.

(11) Derivative Financial Instruments
Cash Flow Hedges
Interest Rate Swaps. Spectrum Brands uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest from the underlying debt to which the swap is designated. Due to the expected settlement of Spectrum Brands’ Term Loan using proceeds from the GBA divestitures, as discussed in Note 3, Divestitures, a portion of the projected cash flows was no longer deemed probable and therefore de-designated a portion of the hedge as ineffective. At March 31, 2018 and September 30, 2017, Spectrum Brands had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.76% for a notional principal amount of $300.0 through May 2020. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $0.6, net of tax. Spectrum Brands’ interest rate swaps financial instruments at March 31, 2018 and September 30, 2017 were as follows:

	March 31, 2018		September 30, 2017
	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	2.1	$300.0	2.6

Commodity Swaps. Spectrum Brands is exposed to risk from fluctuating prices for raw materials, specifically brass used in its manufacturing processes. Spectrum Brands hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At March 31, 2018, Spectrum Brands had a series of brass swap contracts outstanding through August 2019. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $0.1, net of tax. Spectrum Brands had the following commodity swap contracts outstanding as of March 31, 2018 and September 30, 2017:

	March 31, 2018		September 30, 2017
	Notional	Contract Value	Notional	Contract Value
Brass swap contracts	1.0 Tons	$5.5	1.3 Tons	$6.6
Foreign exchange contracts. Spectrum Brands periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, Euros, Canadian Dollars (“CAD”) or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange rates related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to “Net sales” or purchase price variance in “Cost of goods sold”, respectively, in the accompanying Condensed Consolidated Statements of Operations. At March 31, 2018, Spectrum Brands had a series of foreign exchange derivative contracts outstanding through September 2019. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $0.1, net of tax. At March 31, 2018 and September 30, 2017, Spectrum Brands had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $63.3 and $67.5, respectively.
Net Investment Hedge
On September 20, 2016, SBI issued €425.0 aggregate principal amount of 4.00% Notes due October 1, 2026 (“4.00% Notes”). Spectrum Brands’ 4.00% Notes are denominated in Euros and have been designated as a net investment hedge of the translation of Spectrum Brands’ net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized in AOCI with any ineffective portion recognized as foreign currency translation gains or losses in the accompanying Condensed Consolidated Statements of Operations when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of March 31, 2018, the hedge was fully effective and no ineffective portion was recognized in earnings.
Derivative Contracts Not Designated as Hedges for Accounting Purposes
Foreign exchange contracts. Spectrum Brands periodically enters into forward and swap foreign exchange contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require Spectrum Brands to exchange foreign currencies for U.S. Dollars, CAD, Euros, Pounds Sterling, Taiwanese Dollars, Hong Kong Dollars or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Balance Sheets. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At March 31, 2018, Spectrum Brands had a series of forward exchange contracts outstanding through April 2018. At March 31, 2018 and September 30, 2017, Spectrum Brands had $82.3 and $62.9, respectively, of notional value of such foreign exchange derivative contracts outstanding.
Fair Value of Derivative Instruments
The fair value of Spectrum Brands’ outstanding derivatives recorded in the accompanying Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Classification	March 31, 2018	September 30, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Deferred charges and other assets	$1.9	$0.4
Interest rate swaps	Other receivables, net	1.4	—
Commodity swaps	Other receivables, net	0.3	0.6
Foreign exchange contracts	Deferred charges and other assets	0.1	0.2
Total asset derivatives designated as hedging instruments		3.7	1.2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other receivables, net	—	0.3
Total asset derivatives		$3.7	$1.5

Liability Derivatives	Classification	March 31, 2018	September 30, 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accounts payable	$0.3	$2.3
Foreign exchange contracts	Other long-term liabilities	—	0.3
Commodity swaps	Accounts payable	0.1	—
Interest rate swaps	Other current liabilities	—	0.5
Interest rate swaps	Accrued interest	—	0.2
Total liability derivatives designated as hedging instruments		0.4	3.3
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable	0.7	—
Total liability derivatives		$1.1	$3.3
Spectrum Brands is exposed to the risk of default by the counterparties with which Spectrum Brands transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. Spectrum Brands monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. Spectrum Brands considers these exposures when measuring its credit reserve on its derivative assets, which was less than $0.1 as of March 31, 2018 and September 30, 2017.
Spectrum Brands’ standard contracts do not contain credit risk related contingent features whereby Spectrum Brands would be required to post additional cash collateral as a result of a credit event. However, Spectrum Brands is typically required to post collateral in the normal course of business to offset its liability positions. As of March 31, 2018 and September 30, 2017, there was no cash collateral outstanding. In addition, as of March 31, 2018 and September 30, 2017, Spectrum Brands had no posted standby letters of credit related to such liability positions.
The following tables summarize the impact of the effective portion of Spectrum Brands’ derivative instruments in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2018 and 2017, pre-tax:

Three months ended March 31, 2018	Classification	Effective Portion			Ineffective Portion
		Gain (Loss) in AOCI	Gain (Loss) reclassified to Continuing Operations	Reclassified to Discontinued Operations	Discontinued Operations
Interest rate swaps	Interest expense	$1.8	$—	$0.7	$0.6
Commodity swaps	Cost of goods sold	(0.6)	0.3	1.3	—
Net investment hedge	Other income (expense), net	(15.2)	—	—	—
Foreign exchange contracts	Cost of goods sold	(4.4)	(0.5)	(4.8)	—
		$(18.4)	$(0.2)	$(2.8)	$0.6

Three months ended March 31, 2017	Classification	Effective Portion			Ineffective Portion
		Gain (Loss) in AOCI	Gain (Loss) reclassified to Continuing Operations	Reclassified to Discontinued Operations	Discontinued Operations
Interest rate swaps	Interest expense	$(0.4)	$—	$(0.7)	$—
Commodity swaps	Cost of goods sold	3.7	0.3	1.4	—
Net investment hedge	Other income (expense), net	(9.2)	—	—	—
Foreign exchange contracts	Net sales	(0.1)	—	—	—
Foreign exchange contracts	Cost of goods sold	(4.4)	(0.1)	2.9	—
		$(10.4)	$0.2	$3.6	$—

Six months ended March 31, 2018	Classification	Effective Portion			Ineffective Portion
		Gain (Loss) in AOCI	Gain (Loss) reclassified to Continuing Operations	Reclassified to Discontinued Operations	Discontinued Operations
Interest rate swaps	Interest expense	$3.8	$—	$0.3	$0.6
Commodity swaps	Cost of goods sold	1.2	0.6	2.5	—
Net investment hedge	Other income (expense), net	(21.8)	—	—	—
Foreign exchange contracts	Net sales	—	0.1	—	—
Foreign exchange contracts	Cost of goods sold	(2.4)	(0.3)	(8.9)	—
		$(19.2)	$0.4	$(6.1)	$0.6

Six months ended March 31, 2017	Classification	Effective Portion			Ineffective Portion
		Gain (Loss) in AOCI	Gain (Loss) reclassified to Continuing Operations	Reclassified to Discontinued Operations	Discontinued Operations
Interest rate swaps	Interest expense	$(0.3)	$—	$(1.0)	$—
Commodity swaps	Cost of goods sold	3.8	0.3	2.2	—
Net investment hedge	Other income (expense), net	23.3	—	—	—
Foreign exchange contracts	Net sales	0.1	—	—	—
Foreign exchange contracts	Cost of goods sold	5.9	—	7.1	—
		$32.8	$0.3	$8.3	$—
The following table summarizes Spectrum Brands’ loss associated with derivative contracts not designated as hedges in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2018 and 2017:

		Three months ended March 31,		Six months ended March 31,
	Classification	2018	2017	2018	2017
Foreign exchange contracts	Other income (expense), net	$2.4	$(1.2)	$2.7	$(3.3)

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

The Company’s consolidated assets and liabilities measured at fair value are summarized according to the hierarchy previously described as follows:

	March 31, 2018				September 30, 2017
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Derivative Assets	$—	$3.7	$—	$3.7	$—	$1.5	$—	$1.5
Derivative Liabilities	—	1.1	—	1.1	—	3.3	—	3.3
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

	March 31, 2018
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Total debt	$—	$5,441.5	$—	$5,441.5	$5,318.7

	September 30, 2017
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Total debt	$—	$5,839.0	$92.0	$5,931.0	$5,705.1
The carrying value of cash and cash equivalents, receivables and payables approximate fair value due to their short duration and, accordingly, they are not presented in the tables above. The fair value of debt set forth above is generally based on quoted or observed market prices.

(13) Stock-Based Compensation
The Company recognized consolidated stock-based compensation (income) expense of $(3.1) and $14.0 during the three months ended March 31, 2018 and 2017, respectively, and $1.1 and $23.5 during the six months ended March 31, 2018 and 2017, respectively. Stock-based compensation expense is principally included in “Selling, acquisition, operating and general expenses” in the accompanying Condensed Consolidated Statements of Operations.
A summary of stock option awards outstanding as of March 31, 2018 and related activity during the six months then ended are as follows (option amounts in thousands):

	HRG
Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2017	3,976	$9.69	$3.88
Exercised	(1,565)	6.45	2.48
Stock options outstanding at March 31, 2018	2,411	11.79	4.78
Stock options vested and exercisable at March 31, 2018	2,154	11.36	4.64
Stock options outstanding and expected to vest	2,411	11.79	4.78
A summary of restricted stock awards, restricted stock units and performance restricted stock units outstanding as of March 31, 2018 and related activity during the six months then ended, under HRG’s and Spectrum Brands’ incentive plans are as follows (share and unit amounts in thousands):

	HRG
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock outstanding at September 30, 2017	143	$13.36
Granted	24	16.85
Exercised / Released	(143)	13.36
Nonvested restricted stock outstanding at March 31, 2018	24	16.85

	HRG		Spectrum Brands
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2017	—	$—	761	$114.67
Granted	—	—	323	110.55
Vested/Exercised	—	—	(464)	113.25
Forfeited or Expired	—	—	(8)	115.03
Restricted stock units outstanding at March 31, 2018	—	—	612	113.57
A summary of warrants outstanding as of March 31, 2018 and related activity during the six months then ended, under HRG’s incentive plan are as follows (unit amounts in thousands):

	HRG
Warrants	Units	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Warrants outstanding at September 30, 2017	600	$13.13	$3.22
Warrants outstanding at March 31, 2018	600	13.13	3.22
Warrants outstanding and expected to vest	600	13.13	3.22
A summary of time-based and performance-based grants as of March 31, 2018 and related activity during the six months then ended, under HRG’s and Spectrum Brands’ incentive plans are as follows (share amounts in thousands):

	HRG			Spectrum Brands
Time-based grants	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Stock option awards	—	$—	$—	—	$—	$—
Restricted stock awards	24	16.85	0.4	—	—	—
Restricted stock units	—	—	—	93	113.28	10.5
Total time-based grants	24		$0.4	93		$10.5

	Spectrum Brands
Performance-based grants	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Vesting in less than 12 months	—	$—	$—
Vesting in 12 to 24 months	115	109.45	12.6
Vesting in more than 24 months	115	109.45	12.6
Total performance-based grants	230	109.45	$25.2
Additional Disclosures
During the six months ended March 31, 2018, HRG’s stock option awards and HRG’s restricted stock awards with a total fair value of $4.9 vested. The total intrinsic value of HRG’s share options exercised during the six months ended March 31, 2018 was $18.2, for which HRG received cash of $10.1 in settlement. During the six months ended March 31, 2017, HRG’s stock option awards and HRG’s restricted stock awards with a total fair value of $29.8 vested. The total intrinsic value of HRG’s share options exercised during the six months ended March 31, 2017 was $2.8, for which HRG received cash of $5.5 in settlement.
Under HRG’s executive compensation plan for the six months ended March 31, 2018, executives will be paid in cash. In addition,

at the discretion of the Board, executives may from time to time be granted stock, stock options, and shares of restricted stock.
As of March 31, 2018, HRG had $0.7 of total unrecognized compensation cost related to unvested share-based compensation agreements previously granted, which is expected to be recognized over a weighted-average period of 1.11 years.
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
The following assumptions were used in the determination of these grant date fair values for HRG’s options awarded using the Black-Scholes option pricing model:

	Six months ended March 31,
	2018	2017
Risk-free interest rate	0.00%	1.80% to 2.25%
Assumed dividend yield	—%	—%
Expected option term	0.0 years	5.0 to 6.5 years
Volatility	—%	35.1% to 37.5%
The weighted-average remaining contractual term of HRG’s outstanding stock option awards and warrants at March 31, 2018 was 3.70 years.
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
The total market value Spectrum Brands’ restricted stock units on the dates of the grants was approximately $69.5. The remaining unrecognized pre-tax compensation cost related to restricted stock units at March 31, 2018 was $3.5.

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
On November 15, 2017, the Company’s Board of Directors approved the termination of the HRG Pension Plan, which is a legacy plan. As of March 31, 2018 and September 30, 2017, the HRG Pension Plan’s projected benefit obligation was $15.4 and $15.6, respectively, and the fair value of plan assets was $11.2 and $11.6, respectively. The HRG Pension Plan’s termination date is February 15, 2018. The Company expects to purchase annuity contracts in the third quarter of Fiscal 2018 to settle the Company’s obligations to the HRG Pension Plan’s participants. The Company accrued a $1.6 liability as of March 31, 2018 for the estimated additional cost to settle the HRG Pension Plan above the $4.2 unfunded benefit obligation amount.

(15) Income Taxes
For the three and six months ended March 31, 2018, the Company’s effective tax rate of 3.1% and 147.2%, respectively, differed from the expected U.S. statutory tax rate of 35.0% and 21.0% for calendar 2017 and 2018, respectively, and was significantly impacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”) and U.S. pretax losses in the Company’s Corporate and Other Segment where tax benefits are not more-likely-than-not to be realized resulting in the recording of valuation allowance. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35.0% to a flat 21.0% rate, effective January 1, 2018. During the six months ended March 31, 2017, Spectrum Brands recorded a provisional $206.7 tax benefit for revaluation of U.S. deferred tax assets and liabilities and a provisional $78.0 of income tax expense for the one-time deemed mandatory repatriation for the six months ended March 31, 2018. Spectrum Brands also recognized a $10.4 benefit associated with the release of valuation allowance during the three months ended March 31, 2018.
For the three and six months ended March 31, 2017, the Company’s effective tax rate of 148.1% and (146.5)%, respectively,

differed from the expected U.S. statutory tax rate of 35.0% and was impacted by U.S. pretax losses in the Company’s Corporate and Other segment where the tax benefits are not more-likely-than-not to be realized resulting in the recording of valuation allowance.
HRG
At September 30, 2017, HRG had approximately $1,524.3 of gross U.S. Federal net operating loss (“NOL”) carryforwards (inclusive of $151.1 attributable to FGL’s non-life subsidiaries), which, if unused, will expire in tax years ending December 31, 2028 through 2037. At September 30, 2017, HRG had approximately $315.9 of gross U.S. Federal capital loss carryforwards (inclusive of $15.0 attributable to FGL’s non-life subsidiaries), which, if unused, will expire in tax years December 31, 2019 through 2022. Approximately $387.9 of HRG’s gross U.S. Federal NOL is subject to limitations under Sections 382 of the Internal Revenue Code. The majority of HRG’s NOL and capital loss carryforwards have historically been subject to valuation allowances, as HRG concluded that all or a portion of the related tax benefits are not more-likely-than-not to be realized.
On December 22, 2017, the Tax Reform Act was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries and imposing a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35.0% to a flat 21.0% rate, effective January 1, 2018. HRG is a calendar year taxpayer, therefore HRG will be using the flat 21.0% rate for the January 1 to September 30, 2018 tax period and 35.0% for the October 1 to December 31, 2017 tax period. However, Spectrum Brands files its U.S. tax returns on a September fiscal year basis, its U.S. tax rate for Fiscal 2018 will be a blended rate of 24.53%. In response to the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for the transition adjustment for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year measurement period in a manner similar to accounting for business combinations. The Company has followed the SAB 118 guidance.
As a result of the new corporate tax rate, HRG is required to account for the effects of the change in tax law on its deferred tax balances as of the December 22, 2017 enactment date. HRG revalued its deferred tax balances applying the 21.0% tax rate based on the rate at which the deferred tax balances are expected to reverse in the future. As a result, HRG recognized a $287.2 reduction of tax benefits attributable to its net deferred tax assets. The reduction in tax benefits was fully offset by a reduction in the deferred tax asset valuation allowance. Accordingly, the revaluation of deferred at 21.0% has no impact on the accompanying Condensed Consolidated Statements of Operations for HRG, excluding Spectrum Brands, for the three and six months ended March 31, 2018. HRG’s valuation allowance at March 31, 2018 and September 30, 2017 totaled $441.2 and $703.2, respectively, (inclusive of $34.4 and $58.1, respectively, attributable to FGL’s non-life subsidiaries). The decrease in HRG’s valuation allowance was primarily due to the reduction of HRG’s deferred tax assets and liabilities as a result of the change in U.S. Federal tax rate, which is discussed further above.
Spectrum Brands
Spectrum Brands revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $206.7 tax benefit in its income from continuing operations for the six months ended March 31, 2018. Spectrum Brands determined the impact of the U.S. federal corporate income tax rate change on the U.S. deferred tax assets and liabilities is provisional because certain of the timing differences reversing at Spectrum Brands’ Fiscal 2018 blended rate must be estimated until the Fiscal 2018 reversing timing differences are known.
During the three months ended March 31, 2018, Spectrum Brands released $4.9 of valuation allowance against its U.S. federal and state capital losses as a result of the announced sale of the GBL business to Energizer. Spectrum Brands also released $5.5 of valuation allowance against its U.S. state NOL deferred tax assets since the projected U.S. tax gain on the sale makes it more likely than not that the additional tax benefits will be realized.
Spectrum Brands recognized the provisional tax impacts related to deemed repatriated earnings of $78.0 and the revaluation of deferred tax assets and liabilities mentioned above and included these amounts in the Condensed Consolidated Financial Statements for the six months ended March 31, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions Spectrum Brands has made, additional regulatory guidance that may be issued, and actions Spectrum Brands may take as a result of the Tax Reform Act. The accounting is expected to be complete when the Fiscal 2018 U.S. corporate income tax return is filed in 2019.
As of March 31, 2018, Spectrum Brands recorded $35.9 of valuation allowance against its U.S. state NOLs. It remains unclear which of the Tax Reform Act provisions will be adopted by each of the U.S. states. State conformity to the provisions of the Tax Reform Act could have a material impact on the valuation allowance recorded on U.S. state NOLs.
Spectrum Brands is actively marketing the HPC business and expects to consummate a sale prior to December 31, 2018. If the portion of the purchase price allocated to the U.S. is sufficient, there is a reasonable possibility that Spectrum Brands could release valuation allowance on $41.9 of federal NOLs currently subject to certain limits, and additional valuation allowance on

U.S. state NOLs. Spectrum Brands does not have sufficient certainty around the purchase price or the amount that would be allocated to the U.S. to conclude that utilization of these net operating losses is more likely than not.
The Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”). Spectrum Brands had an estimated $613.1 of undistributed foreign E&P subject to the deemed mandatory repatriation and recognized a provisional $78.0 of income tax expense in its net income from continuing operations for the six months ended March 31, 2018. The mandatory repatriation tax is payable over eight years, with the first payment due January 2019, therefore $6.3 of the repatriation tax liability is classified as “Other current liabilities” and $71.7 as “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018. The provisional tax expense for the mandatory repatriation is based on currently available information and additional information needs to be prepared, obtained and analyzed in order to determine the final amount, including further analysis of certain foreign exchange gains or losses, earnings and profits, foreign tax credits, and estimated cash and cash equivalents as of the measurement dates in the Tax Reform Act. Tax effects for changes to these items will be recorded in a subsequent quarter, as discrete adjustments to Spectrum Brands’ income tax provision, once complete.
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
Spectrum Brands continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) on Spectrum Brands, which are not effective until fiscal year 2019. Spectrum Brands has not recorded any impact associated with either GILTI or BEAT in the tax rate for the six months ended March 31, 2018. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or treating such taxes as a current-period expense when incurred. Due to the complexity of calculating GILTI under the new law, Spectrum Brands has not determined which method they will apply.
Spectrum Brands has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in the Condensed Consolidated Financial Statements for the three and six months ended March 31, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions Spectrum Brands has made, additional regulatory guidance that may be issued, and actions Spectrum Brands may take as a result of the Tax Reform Act.

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
As previously disclosed, on February 24, 2018, in connection with the Merger with Spectrum Brands, HRG entered into Voting Agreements with Spectrum Brands, our majority-owned subsidiary, CF Turul LLC and Leucadia, each of which is a significant stockholder of ours. The Voting Agreements require HRG, CF Turul LLC and Leucadia to vote in favor of the Merger, subject to certain terms and conditions. In addition, on such date, HRG entered into a Shareholder Agreement with Leucadia, which addresses certain rights that Leucadia will have following the completion of the Merger.

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
Environmental. Spectrum Brands has provided for the estimated costs of $4.2 and $4.4 as of March 31, 2018 and September 30, 2017, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites. Spectrum Brands believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of Spectrum Brands.
Product Liability. Spectrum Brands may be named as a defendant in lawsuits involving product liability claims. Spectrum Brands has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of March 31, 2018 and September 30, 2017, Spectrum Brands recognized $4.6 and $5.3 in product liability accruals, respectively, included in “Other current liabilities” in the accompanying Condensed Consolidated Balance Sheets. Spectrum Brands believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of Spectrum Brands.
Product Warranty. Spectrum Brands recognizes an estimated liability for standard warranty on certain products when revenue on the sale of the warranted products is recognized. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. Spectrum Brands recognized $6.8 and $6.4 of warranty accruals as of March 31, 2018 and September 30, 2017, respectively, included in “Other current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
Product Safety Recall. On June 10, 2017, Spectrum Brands initiated a voluntary safety recall of various rawhide chew products for dogs sold by Spectrum Brands due to possible chemical contamination. As a result, Spectrum Brands recognized a loss related to the recall of $3.8 and $11.1 for the three and six months ended March 31, 2018, respectively, which comprised of inventory write-offs of $1.6 for the six months ended March 31, 2018 for inventory at Spectrum Brands’ distribution centers and production facilities that were considered obsolete and disposed customer losses of $0.7 and $1.1, respectively, for returned or disposed product held by Spectrum Brands’ customers, and $3.1 and $8.4, respectively, for the three and six months ended March 31, 2018 of incremental costs for disposal and operating costs during a temporary shutdown and subsequent start up of production facilities impacted by the recall. Spectrum Brands suspended production at facilities impacted by the product safety recall, completed a comprehensive manufacturing review and subsequently recommenced production during the fiscal year ended September 30, 2017. The impacted production facilities are subject to incremental costs during start-up requiring alternative treatment on affected product SKUs until appropriate regulatory approvals have been received. The amounts for customer losses reflect the cost of the affected products returned to or replaced by Spectrum Brands and the expected cost to reimburse customers for costs incurred by them related to the recall. The incremental costs incurred directly by Spectrum Brands do not include lost earnings associated with interruption of production at Spectrum Brands’ facilities, or the costs to put into place corrective and preventative actions at those facilities. Spectrum Brands’ estimates for losses related to the recall are provisional and were determined based on an assessment of information currently available and may be revised in subsequent periods as Spectrum Brands continues to work with its customers to substantiate claims received to date and any additional claims that may be received. There have been no lawsuits or claims filed against Spectrum Brands related to the recalled product.

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

The Company’s Corporate and Other segment includes the Company’s ownership of Salus, NZCH, HGI Funding and HGI Energy. The following schedules present the Company’s segment information for the three and six months ended March 31, 2018 and 2017:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Revenues:
Consumer Products	$766.1	$756.4	$1,412.6	$1,358.7
Corporate and Other	—	1.0	—	1.0
Total revenues	$766.1	$757.4	$1,412.6	$1,359.7

Operating income:
Consumer Products	$43.1	$104.8	$77.1	$166.3
Corporate and Other and eliminations	(14.2)	(9.5)	(21.6)	(29.7)
Consolidated operating income	28.9	95.3	55.5	136.6
Interest expense	(67.6)	(77.7)	(143.1)	(156.4)
Other income (expense), net	0.2	(1.4)	1.2	(0.4)
(Loss) income from continuing operations before income taxes	(38.5)	16.2	(86.4)	(20.2)
Income tax (benefit) expense	(1.2)	24.0	(127.2)	29.6
Net (loss) income from continuing operations	(37.3)	(7.8)	40.8	(49.8)
Income (loss) from discontinued operations, net of tax	0.7	(43.6)	501.5	259.2
Net (loss) income	(36.6)	(51.4)	542.3	209.4
Less: Net income attributable to noncontrolling interest	0.5	30.7	72.0	79.3
Net (loss) income attributable to controlling interest	$(37.1)	$(82.1)	$470.3	$130.1

(19) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) (share amounts in thousands):

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Net loss from continuing operations attributable to controlling interest	$(37.5)	$(24.4)	$(8.7)	$(71.6)
Net income (loss) from discontinued operations attributable to controlling interest	0.4	(57.7)	479.0	201.7
Net (loss) income attributable to controlling interest	$(37.1)	$(82.1)	$470.3	$130.1

Weighted-average common shares outstanding - basic and diluted	201,646	199,981	201,105	199,579

Net (loss) income per common share attributable to controlling interest:
Basic loss from continuing operations	$(0.18)	$(0.12)	$(0.04)	$(0.36)
Basic (loss) income from discontinued operations	—	(0.29)	2.38	1.01
Basic	$(0.18)	$(0.41)	$2.34	$0.65

Diluted loss from continuing operations	$(0.18)	$(0.12)	$(0.04)	$(0.36)
Diluted (loss) income from discontinued operations	—	(0.29)	2.38	1.01
Diluted	$(0.18)	$(0.41)	$2.34	$0.65
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

The following were excluded from the calculation of “Diluted net (loss) income per common share attributable to controlling interest” because the as-converted effect of the unvested restricted stock and stock units, stock options and warrants would have been anti-dilutive (share amounts in thousands):

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Unvested restricted stock and restricted stock units	6	393	44	846
Stock options	976	1,820	1,275	1,708
Anti-dilutive warrants	125	235	113	177

(20) Consolidating Financial Information
The following schedules present the Company’s accompanying Condensed Consolidated Balance Sheets information at March 31, 2018 and September 30, 2017, and accompanying Condensed Consolidated Statements of Operations information for the six months ended March 31, 2018 and 2017. These schedules present the individual segments of the Company and their contribution to the Condensed Consolidated Financial Statements. Amounts presented will not necessarily be the same as those in the individual financial statements of the Company’s subsidiaries due to adjustments for purchase accounting, income taxes and noncontrolling interests.
The Corporate and Other and Eliminations column primarily reflects the parent company’s investment in its subsidiaries, invested cash portfolio and corporate debt, and the results of Salus and HGI Energy. Reflected in Corporate and Other and Eliminations is also $70.3 of negative book value of HGI Asset Management Holdings LLC as of March 31, 2018, which is primarily attributable to historical loan losses incurred by Salus. The elimination adjustments are for intercompany assets and liabilities, adjustments to align segment accounting policies with the consolidated basis, interest and dividends, the parent company’s investment in capital stocks of subsidiaries, and various reclasses of debit or credit balances to the amounts in consolidation. Purchase accounting adjustments have been pushed down to the appropriate subsidiary.

HRG Group, Inc. - Consolidating Balance Sheets Information

March 31, 2018	Consumer Products	Corporate and Other and Eliminations	Total
Assets:
Current assets:
Cash and cash equivalents	$135.2	$623.6	$758.8
Trade receivables, net	337.6	—	337.6
Other receivables, net	24.6	37.6	62.2
Inventories, net	610.5	—	610.5
Prepaid expenses and other current assets	58.7	1.5	60.2
Current assets of businesses held for sale	1,976.0	—	1,976.0
Total current assets	3,142.6	662.7	3,805.3
Property, plant and equipment, net	503.9	0.6	504.5
Goodwill	2,280.2	—	2,280.2
Intangibles, net	1,589.5	—	1,589.5
Deferred charges and other assets	60.6	0.2	60.8
Total assets	$7,576.8	$663.5	$8,240.3

Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$20.3	$50.0	$70.3
Accounts payable	359.6	1.1	360.7
Accrued wages and salaries	33.6	7.7	41.3
Accrued interest	47.5	15.1	62.6
Other current liabilities	119.6	9.4	129.0
Current liabilities of businesses held for sale	558.6	—	558.6
Total current liabilities	1,139.2	83.3	1,222.5
Long-term debt, net of current portion	4,314.4	934.0	5,248.4
Employee benefit obligations	33.1	5.7	38.8
Deferred tax liabilities	285.8	—	285.8
Other long-term liabilities	98.8	2.3	101.1
Total liabilities	5,871.3	1,025.3	6,896.6
Total shareholders’ equity	1,051.7	(360.1)	691.6
Noncontrolling interests	653.8	(1.7)	652.1
Total shareholders’ equity	1,705.5	(361.8)	1,343.7
Total liabilities and equity	$7,576.8	$663.5	$8,240.3

September 30, 2017	Consumer Products	Corporate and Other and Eliminations	Insurance Segment Discontinued Operations	Total
Assets:
Current assets:
Cash and cash equivalents	$168.2	$101.9	$—	$270.1
Trade receivables, net	266.0	—	—	266.0
Other receivables, net	19.4	0.3	—	19.7
Inventories, net	496.3	—	—	496.3
Prepaid expenses and other current assets	54.2	0.6	—	54.8
Current assets of businesses held for sale	603.0	—	28,326.2	28,929.2
Total current assets	1,607.1	102.8	28,326.2	30,036.1
Property, plant and equipment, net	503.1	0.8	—	503.9
Goodwill	2,277.1	—	—	2,277.1
Intangibles, net	1,612.0	—	—	1,612.0
Deferred charges and other assets	43.5	0.2	—	43.7
Noncurrent assets of businesses held for sale	1,376.9	—	—	1,376.9
Total assets	$7,419.7	$103.8	$28,326.2	$35,849.7

Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$19.4	$142.0	$—	$161.4
Accounts payable	371.6	1.5	—	373.1
Accrued wages and salaries	49.9	5.5	—	55.4
Accrued interest	48.5	29.5	—	78.0
Other current liabilities	123.4	2.4	—	125.8
Current liabilities of businesses held for sale	500.6	—	26,350.7	26,851.3
Total current liabilities	1,113.4	180.9	26,350.7	27,645.0
Long-term debt, net of current portion	3,752.3	1,791.4	—	5,543.7
Employee benefit obligations	34.4	4.2	—	38.6
Deferred tax liabilities	493.2	—	—	493.2
Other long-term liabilities	23.6	2.6	—	26.2
Noncurrent liabilities of businesses held for sale	156.1	—	—	156.1
Total liabilities	5,573.0	1,979.1	26,350.7	33,902.8
Total shareholders’ equity	1,095.4	(1,873.7)	1,536.3	758.0
Noncontrolling interests	751.3	(1.6)	439.2	1,188.9
Total shareholders’ equity	1,846.7	(1,875.3)	1,975.5	1,946.9
Total liabilities and equity	$7,419.7	$103.8	$28,326.2	$35,849.7

HRG Group, Inc. - Consolidating Statements of Operations Information

Six months ended March 31, 2018	Consumer Products	Corporate and Other and eliminations	Insurance Segment Discontinued Operations	Total
Revenues:
Net sales	$1,412.6	$—	$—	$1,412.6
Operating costs and expenses:
Cost of goods sold	898.6	—	—	898.6
Selling, acquisition, operating and general expenses	436.9	21.6	—	458.5
Total operating costs and expenses	1,335.5	21.6	—	1,357.1
Operating income	77.1	(21.6)	—	55.5
Interest expense	(80.6)	(62.5)	—	(143.1)
Other income (expense), net	(2.7)	3.9	—	1.2
(Loss) income from continuing operations before income taxes	(6.2)	(80.2)	—	(86.4)
Income tax (benefit) expense	(127.2)	—	—	(127.2)
Net (loss) income from continuing operations	121.0	(80.2)	—	40.8
Income (loss) from discontinued operations, net of tax	41.6	—	459.9	501.5
Net (loss) income	162.6	(80.2)	459.9	542.3
Less: Net income attributable to noncontrolling interest	66.6	—	5.4	72.0
Net (loss) income attributable to controlling interest	$96.0	$(80.2)	$454.5	$470.3

Six months ended March 31, 2017	Consumer Products	Corporate and Other and eliminations	Insurance Segment Discontinued Operations	Total
Revenues:
Net sales	$1,358.7	$—	$—	$1,358.7
Net investment income	—	1.0	—	1.0
Total revenues	1,358.7	1.0	—	1,359.7
Operating costs and expenses:
Cost of goods sold	807.7	—	—	807.7
Selling, acquisition, operating and general expenses	384.7	30.7	—	415.4
Total operating costs and expenses	1,192.4	30.7	—	1,223.1
Operating income	166.3	(29.7)	—	136.6
Interest expense	(81.9)	(74.5)	—	(156.4)
Other income (expense), net	(0.9)	0.5	—	(0.4)
(Loss) income from continuing operations before income taxes	83.5	(103.7)	—	(20.2)
Income tax (benefit) expense	31.1	(1.5)	—	29.6
Net (loss) income from continuing operations	52.4	(102.2)	—	(49.8)
Income (loss) from discontinued operations, net of tax	71.5	—	187.7	259.2
Net (loss) income	123.9	(102.2)	187.7	209.4
Less: Net income attributable to noncontrolling interest	51.9	(0.1)	27.5	79.3
Net (loss) income attributable to controlling interest	$72.0	$(102.1)	$160.2	$130.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated in this report (this “10-Q”) or the context requires otherwise, in this 10-Q, references to the “Company,” “HRG,” “we,” “us” or “our” refer to HRG Group, Inc. and, where applicable, its consolidated subsidiaries; “Fiscal 2018 Quarter” refers to the fiscal quarter ended March 31, 2018; “Fiscal 2018 Six Months” refers to the six months ended March 31, 2018; “Fiscal 2017 Quarter” refers to the fiscal quarter ended March 31, 2017; “Fiscal 2017 Six Months” refers to the six months ended March 31, 2017; “HGI Energy” refers to HRG’s subsidiary, HGI Energy Holdings, LLC and, where applicable, its consolidated subsidiaries; “HGI Funding” refers to HRG’s subsidiary, HGI Funding, LLC and, where applicable, its consolidated subsidiaries; “Salus” refers to HRG’s subsidiary, Salus Capital Partners, LLC and, where applicable, its consolidated subsidiaries; “SBI” refers to Spectrum Brands’ subsidiary, Spectrum Brands, Inc. and, where applicable, its consolidated subsidiaries; and “Spectrum Brands” refers to HRG’s subsidiary, Spectrum Brands Holdings, Inc. and, where applicable, its consolidated subsidiaries.
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
HRG Overview
We are a holding company that conducts our operations principally through our operating subsidiaries. As of March 31, 2018, our principal operations were conducted through our subsidiary that offers branded consumer products and related businesses (Spectrum Brands).
We currently present the results of our operations in two reportable segments: (i) Consumer Products, which consists of Spectrum Brands; and (ii) Corporate and Other, which includes the holding company at HRG and other subsidiaries of HRG.
Through Spectrum Brands, we are a diversified global branded consumer products company with positions in the following major product lines and categories: global pet supplies, home and garden control products, hardware and home improvement products and global auto care. Spectrum Brands manufactures, markets and/or distributes its products in approximately 160 countries in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), construction companies and hearing aid professionals.
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
Effective December 29, 2017, Spectrum Brands’ Board of Directors approved a plan to explore strategic alternatives, including the planned sale of Spectrum Brands’ Global Batteries & Appliances (“GBA”) segment. On January 15, 2018, Spectrum Brands entered into a definitive acquisition agreement with Energizer Holdings, Inc. (“Energizer”) pursuant to which Energizer has agreed to acquire from Spectrum Brands its Global Battery and Lighting (“GBL”) business for an aggregate purchase price of $2.0 billion in cash (the “GBL Purchase Price”), subject to customary purchase price adjustments. The GBL business is part of Spectrum Brands’ GBA business, which also includes shared operations and assets of the remaining components of Spectrum Brands’ Home and Personal Care (“HPC”) business. Spectrum Brands is actively marketing its HPC business with interested parties for a separate transaction(s) expected to be entered into and consummated prior to December 31, 2018. As a result, Spectrum Brands’ assets and liabilities associated with the GBA segment have been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and the respective operations of the GBA segment have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows; and reported separately for all periods presented as the disposition represents a strategic shift that will have a major effect on Spectrum Brands’ operations and financial results. See Note 3, Divestitures, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.
On November 30, 2017, Fidelity & Guaranty Life (“FGL”), a former majority owned subsidiary of the Company, completed its merger (the “FGL Merger”) with CF Corporation and its related entities (collectively, the “CF Entities”) pursuant to its previously disclosed Agreement and Plan of Merger (the “FGL Merger Agreement”). Pursuant to the FGL Merger Agreement, except for certain shares specified in the FGL Merger Agreement, each issued and outstanding share of common stock of FGL was automatically cancelled and converted into the right to receive $31.10 in cash. In addition, pursuant to a Share Purchase Agreement, on November 30, 2017, Front Street Re (Delaware) Ltd., a wholly-owned subsidiary of HRG, sold to the CF Entities (such sale, the “Front Street Sale”) all of the issued and outstanding shares of its former wholly-owned subsidiaries, Front Street Re Cayman Ltd. and Front Street Re Ltd (such entities together, “Front Street”, and together with FGL, the “Insurance Operations”). The purchase price for the Front Street Sale was $65.0 million, subject to reduction for customary transaction expenses. In addition, $6.5 million of the purchase price was deposited in escrow for a period of 15 months to support any indemnification claims that might be made (if any) by the CF Entities. Pursuant to the Share Purchase Agreement, on December 5, 2017, the Company repaid the $92.0 million of notes (such notes, the “HGI Energy Notes”) issued by HGI Energy, which were held directly and indirectly by Front Street and FGL. As a result of the completion of the FGL Merger and the Front Street Sale, HRG no longer has any equity interest in FGL or Front Street and our former Insurance Operations segment is presented as discontinued operations for prior periods.
Finally, as previously disclosed, on May 24, 2017, HRG, FS Holdco II Ltd. (“FS Holdco”) and the CF Entities entered into an agreement (the “338 Agreement”) pursuant to which the CF Entities agreed that FS Holdco may, at its option, cause the relevant CF Entity and FS Holdco to make a joint election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, with respect to the FGL Merger and the deemed share purchases of FGL’s subsidiaries (the “338 Tax Election”). On March 8, 2018, FS Holdco exercised the 338 Tax Election. In connection with such election, the CF Entities are required to pay FS Holdco $26.6 million on or before May 21, 2018, which is included in “Other receivables, net” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018.
Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries and imposing a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its Condensed Consolidated Financial Statements for the Fiscal 2018 Six Months. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. See Note 15, Income Taxes, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.

Highlights for the Fiscal 2018 Quarter and the Fiscal 2018 Six Months:
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

•
On February 24, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spectrum Brands, HRG SPV Sub I, Inc., a Delaware corporation and direct wholly owned subsidiary of HRG (“Merger Sub 1”), and HRG SPV Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of HRG (“Merger Sub 2”, and together with Merger Sub 1, “Merger Sub”), providing for the acquisition of Spectrum Brands by HRG (the “Merger”) in exchange for HRG equity.

•
On March 28, 2018, Spectrum Brands entered into a fifth amendment to the Credit Agreement, expanding the overall capacity of the Revolver Facility by $100.0 million to $800.0 million. As a result of borrowings and payments under the Revolver Facility, at March 31, 2018, Spectrum Brands had borrowing availability of $210.0 million, net of outstanding letters of credit of $18.0 million and $1.5 million allocated to a foreign subsidiary of Spectrum Brands.

Corporate and Other

•	On December 5, 2017, the Company paid off the $92.0 million aggregate principal amount of the HGI Energy Notes.

•
On January 16, 2018, HRG redeemed all $864.4 million outstanding principal amount of its 7.875% Senior Secured Notes due 2019 (the “7.875% Notes”) at a redemption price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

Discontinued Operations

•
On November 30, 2017, FGL completed the FGL Merger with CF Corporation and the CF Entities pursuant to the FGL Merger Agreement. Pursuant to the FGL Merger Agreement, except for certain shares specified in the FGL Merger Agreement, each issued and outstanding share of common stock of FGL was automatically cancelled and converted into the right to receive $31.10 in cash. The total consideration received by the Company as a result of the completion of the FGL Merger was $1,518.3 million, which includes $26.6 million related to the 338 Tax Election.

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

•
As previously disclosed, on May 24, 2017, HRG, FS Holdco and the CF Entities entered into the 338 Agreement pursuant to which the CF Entities agreed that FS Holdco may, at its option, cause the relevant CF Entity and FS Holdco to make a joint 338 Tax Election. Pursuant to the 338 Agreement, if FS Holdco elects to make the 338 Tax Election, FS Holdco and/or CF Corporation will be required to make a payment for the election to the other. On March 8, 2018, FS Holdco exercised the 338 Tax Election. In connection with such election, the CF Entities are required to pay FS Holdco $26.6 million on or before May 21, 2018, which is included in “Other receivables, net” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018.

Key financial highlights

•
Net loss from continuing operations attributable to controlling interest increased $13.1 million to $37.5 million, or $0.18 per basic and diluted common share attributable to controlling interest in the Fiscal 2018 Quarter, compared to $24.4 million, or $0.12 per basic and diluted common share attributable to controlling interest in the Fiscal 2017 Quarter. The increase in net loss per share was primarily due to lower operating profit in the Consumer Products segment.

•	Corporate cash and cash equivalents were approximately $616.8 million at March 31, 2018.

•
Our Consumer Products segment’s operating income for the Fiscal 2018 Quarter decreased $61.7 million, or 58.9%, to $43.1 million from $104.8 million for the Fiscal 2017 Quarter. The decrease was primarily due to lower gross margin, incremental restructuring and related charges of $15.2 million and $11.6 million costs associated with the Merger.

•
Our Consumer Products segment’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA” see additional discussion included in the “Non-GAAP Measurements” section below) of $115.6 million decreased compared to Adjusted EBITDA of $160.2 million for the Fiscal 2017 Quarter. Adjusted EBITDA margin represented 15.1% of sales as compared to 21.2% in the Fiscal 2017 Quarter.

•
Our Corporate and Other segment’s operating loss for the Fiscal 2018 Quarter increased $4.7 million to $14.2 million from $9.5 million for the Fiscal 2017 Quarter primarily due to an increase in transaction costs associated with the Merger of $3.6 million and an increase in severance expenses of $1.7 million.

•	During the Fiscal 2018 Six Months, we received cash dividends of approximately $28.8 million from Spectrum Brands and $3.1 million from FGL.

Results of Operations
Presented below is a table that summarizes our results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Revenues:
Consumer Products	$766.1	$756.4	$9.7	$1,412.6	$1,358.7	$53.9
Corporate and Other	—	1.0	(1.0)	—	1.0	(1.0)
Total revenues	$766.1	$757.4	$8.7	$1,412.6	$1,359.7	$52.9

Operating income:
Consumer Products	$43.1	$104.8	$(61.7)	$77.1	$166.3	$(89.2)
Corporate and Other and eliminations	(14.2)	(9.5)	(4.7)	(21.6)	(29.7)	8.1
Consolidated operating income	28.9	95.3	(66.4)	55.5	136.6	(81.1)
Interest expense	(67.6)	(77.7)	10.1	(143.1)	(156.4)	13.3
Other income (expense), net	0.2	(1.4)	1.6	1.2	(0.4)	1.6
(Loss) income from continuing operations before income taxes	(38.5)	16.2	(54.7)	(86.4)	(20.2)	(66.2)
Income tax (benefit) expense	(1.2)	24.0	(25.2)	(127.2)	29.6	(156.8)
Net (loss) income from continuing operations	(37.3)	(7.8)	(29.5)	40.8	(49.8)	90.6
Income (loss) from discontinued operations, net of tax	0.7	(43.6)	44.3	501.5	259.2	242.3
Net (loss) income	(36.6)	(51.4)	14.8	542.3	209.4	332.9
Less: Net income attributable to noncontrolling interest	0.5	30.7	(30.2)	72.0	79.3	(7.3)
Net (loss) income attributable to controlling interest	$(37.1)	$(82.1)	$45.0	$470.3	$130.1	$340.2
Revenues. Revenues for the Fiscal 2018 Quarter increased $8.7 million, or 1.1%, to $766.1 million from $757.4 million for the Fiscal 2017 Quarter. Revenues for the Fiscal 2018 Six Months increased $52.9 million, or 3.9%, to $1,412.6 million from $1,359.7 million for the Fiscal 2017 Six Months. The increases were due to higher net sales from our Consumer Products segment.
Consolidated operating income. Consolidated operating income for the Fiscal 2018 Quarter decreased $66.4 million, or 69.7%, to $28.9 million from $95.3 million for the Fiscal 2017 Quarter. Consolidated operating income for the Fiscal 2018 Six Months decreased $81.1 million, or 59.4%, to $55.5 million from $136.6 million for the Fiscal 2017 Six Months. These decreases were primarily driven by our Consumer Products segment’s incremental input costs, inflation in raw material costs, and operating inefficiencies in restructuring initiatives along with increased production costs associated with start-up costs on facilities impacted by the product safety recall.
Interest expense. Interest expense decreased $10.1 million to $67.6 million for the Fiscal 2018 Quarter from $77.7 million for the Fiscal 2017 Quarter, and decreased $13.3 million to $143.1 million for the Fiscal 2018 Six Months from $156.4 million for the Fiscal 2017 Six Months primarily attributable to the redemption of the 7.875% Notes during the Fiscal 2018 Quarter.
Other income (expense), net. Other income increased $1.6 million to $0.2 million for the Fiscal 2018 Quarter from $1.4 million other expense for the Fiscal 2017 Quarter. Other income increased $1.6 million to $1.2 million for the Fiscal 2018 Six Months from $0.4 million other expense for the Fiscal 2017 Six Months. These increases were primarily driven by interest income on corporate cash.
Income Taxes. Our tax rates are affected by many factors, including our mix of worldwide earnings related to operations in various taxing jurisdictions, changes in tax legislation and the character of our income.
For the Fiscal 2018 Quarter and the Fiscal 2018 Six Months, our effective tax rate of 3.1% and 147.2%, respectively, differed from the expected U.S. statutory tax rate of 35.0% and 21.0% for calendar year 2017 and 2018, respectively, and was significantly impacted by the Tax Reform Act. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35.0% to a flat 21.0% rate, effective January 1, 2018. During the Fiscal 2018 Quarter, the Consumer Products segment recorded a reduction of $0.8 million to the provisional income tax expense for the one-time deemed mandatory repatriation. During the Fiscal 2018 Six Months, the Consumer Products segment recorded a provisional $206.7 million tax benefit for revaluation of U.S. deferred tax assets and liabilities and a provisional $78.0 million of income tax expense for the one-time deemed mandatory repatriation on post-1986 undistributed foreign subsidiary earnings and profits. Spectrum Brands also recognized a $10.4 million benefit associated with the release of valuation allowance during the Fiscal 2018 Quarter.

For the Fiscal 2017 Quarter and the Fiscal 2017 Six Months, our effective tax rate of 148.1% and (146.5)%, respectively, differed from the expected U.S. statutory tax rate and was primarily impacted by U.S. pretax losses in the Company’s Corporate and Other segment where the tax benefits are not more-likely-than-not to be realized resulting in the recording of valuation allowance.
See Note 15, Income Taxes, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.
Income (loss) from discontinued operations, net of tax. Income from discontinued operations, net of tax for the Fiscal 2018 Quarter was $0.7 million compared to a $43.6 million loss for the Fiscal 2017 Quarter. The $44.3 million increase was driven by a $62.7 million increase related to the Insurance Operations offset by a $18.4 million decrease related to the Consumer Products segment. The $62.7 million increase related to the Insurance Operations was driven by the completion of the FGL Merger and the Front Street Sale on November 30, 2017. The $18.4 million decrease related to the Consumer Products segment was primarily driven by the incremental transaction costs of $22.3 million related to the GBA sale.
Income from discontinued operations, net of tax for the Fiscal 2018 Six Months was $501.5 million compared to $259.2 million for the Fiscal 2017 Six Months. The $242.3 million increase was driven by a $272.2 million increase related to the Insurance Operations offset by a $29.9 million decrease related to the Consumer Products segment. The $272.2 million increase related to the Insurance Operations was driven by the reclassification of $445.9 million of accumulated other comprehensive income related to FGL, partially offset by a $85.9 million increase in the write-down of the carrying value of the assets of businesses held for sale to fair value less cost to sell and a $87.8 million decrease in income attributable to the Insurance Operations.
The Company recorded $14.2 million of write-downs on FGL and Front Street during the Fiscal 2018 Six Months. Following the completion of the FGL Merger, the Company recorded a $445.9 million adjustment to reclassify the accumulated other comprehensive income related to FGL that was previously included in the Company’s stockholders equity, which resulted in an increase in net income from discontinued operations. There was no net effect on the total stockholders equity as a result of this adjustment.
The $29.9 million decrease in income from discontinued operations, net of tax related to the Consumer Products segment was primarily driven by incremental transaction related costs of $25.1 million related to the GBA sale, increased operating expenses from selling and marketing activities, along with incremental interest expense allocated to discontinued operations from refinancing activities previously discussed.
Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the noncontrolling interest. Such amount varies in relation to such subsidiary’s net income or loss for the period and the percentage interest not owned by HRG.

Consumer Products Segment
Spectrum Brands Merger
On February 24, 2018, the Company entered into the Merger Agreement with Spectrum Brands. HRG and Spectrum Brands have incurred significant transaction costs associated with the Merger that may impact the comparability of the consolidated results of operations. See Note 4, Acquisitions, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for more information on the Merger and associated transaction costs.
Divestitures
The assets and liabilities associated with the GBA segment have been classified as held for sale and the respective operations have been classified as discontinued operations and reported separately for all periods presented. See Note 3, Divestitures, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for more information on the assets and liabilities classified as held for sale and discontinued operations.
Acquisitions
The following acquisition activity has a significant impact on the comparability of the financial results of our Consumer Products segment:

•
PetMatrix - On June 1, 2017, Spectrum Brands completed the acquisition of PetMatrix, LLC (“PetMatrix”), a manufacturer and marketer of rawhide-free dog chews consisting primarily of the DreamBone and SmartBones brands. The results of PetMatrix’s operations are included in the Company’s Condensed Consolidated Statements of Operations for the Fiscal 2018 Quarter and Fiscal 2018 Six Months.

•
GloFish - On May 12, 2017, Spectrum Brands completed the acquisition of assets consisting of the GloFish operations, including transfer of the GloFish brand, related intellectual property and operating agreements (“GloFish”). The GloFish operations consist of the development and licensing of fluorescent fish for sale through retail and online channels. The results of GloFish’s operations are included in the Company’s Condensed Consolidated Statements of Operations for the Fiscal 2018 Quarter and Fiscal 2018 Six Months.

Spectrum Brands continually seeks to improve its operational efficiency, match the manufacturing capacity and product costs to market demand and better utilize its manufacturing resources. Spectrum Brands has undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results in the accompanying Condensed Consolidated Financial Statements. The most significant of these initiatives are:

•	GAC Business Rationalization Initiative, which began during the fiscal year ended September 30, 2016 and has been substantially completed as of March 31, 2018;

•	PET Rightsizing Initiative, which began during the fiscal year ended September 30, 2017 and is anticipated to be incurred through September 30, 2018; and

•	HHI Distribution Center Consolidation, which began during the fiscal year ended September 30, 2017 and is anticipated to be incurred through September 30, 2018.
See Note 5, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for further restructuring and related activity.
Presented below is a table that summarizes the results of operations of our Consumer Products segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Net sales	$766.1	$756.4	$9.7	$1,412.6	$1,358.7	$53.9
Cost of goods sold	494.8	445.6	49.2	898.6	807.7	90.9
Consumer products segment gross profit	271.3	310.8	(39.5)	514.0	551.0	(37.0)
Selling, acquisition, operating and general expenses	228.2	206.0	22.2	436.9	384.7	52.2
Operating income - Consumer Products segment	$43.1	$104.8	$(61.7)	$77.1	$166.3	$(89.2)
Net sales. Net sales for the Fiscal 2018 Quarter increased $9.7 million, or 1.3%, to $766.1 million from $756.4 million for the Fiscal 2017 Quarter. Net sales for the Fiscal 2018 Six Months increased $53.9 million, or 4.0%, to $1,412.6 million from $1,358.7 million for the Fiscal 2017 Six Months. These increases were mainly due to (i) increases in organic net sales in hardware and home improvement products, (ii) positive effect of acquisitions of PetMatrix and GloFish of $25.2 million, and (iii) positive effect of foreign exchange rates; offset by the decreases in the global pet supplies and home and garden product lines. Organic net sales excludes the impact of foreign currency translation and acquisitions, and is considered a non-GAAP measurement (See “Non-GAAP Measures” section below for reconciliation of net sales to organic net sales).
Consolidated net sales by product line for each of those respective periods are as follows (in millions):

	Fiscal Quarter				Fiscal Six Months
Product line net sales	2018	2017	Variance		2018	2017	Variance
Hardware and home improvement products	$318.5	$313.7	$4.8	1.5%	$644.4	$602.5	$41.9	7.0%
Global pet supplies	211.2	191.8	19.4	10.1%	413.6	386.0	27.6	7.2%
Global Auto Care	118.3	119.0	(0.7)	(0.6)%	187.2	188.5	(1.3)	(0.7)%
Home and garden control products	118.1	131.9	(13.8)	(10.5)%	167.4	181.7	(14.3)	(7.9)%
Total net sales to external customers	$766.1	$756.4	$9.7	1.3%	$1,412.6	$1,358.7	$53.9	4.0%
The following table details the principal components of the change in the Consumer Products segment net sales from the Fiscal 2018 Quarter to the Fiscal 2017 Quarter (in millions):

Net Sales
Fiscal 2017 Quarter Net sales	$756.4
Increase due to acquisitions	25.2
Increase in hardware and home improvement products	2.3
Decrease in global auto care	(2.0)
Decrease in home and garden control products	(13.8)
Decrease in global pet supplies	(14.3)
Foreign currency impact, net	12.3
Fiscal 2018 Quarter Net sales	$766.1
Net sales in hardware and home improvement products increased $4.8 million, or 1.5%, for the Fiscal 2018 Quarter compared to the Fiscal 2017 Quarter, with an increase in organic net sales of $2.3 million, or 0.7%, mainly attributable to an increase in security and locksets of $13.1 million due to new product introductions and promotional volumes with retail partners, increased volumes through e-commerce channels with Amazon promotions, and expanded distribution through Spectrum Brands’ home builder channel; and an increase in plumbing accessories of $1.6 million due to promotional volumes and new product introductions with significant retail partners. The increase was partially offset by a decrease of $12.4 million due to substantive sell-in volumes with a significant retail partner in the prior year coupled with delayed fulfillment on orders from the distribution center consolidation restructuring initiative.
Net sales in global auto care decreased $0.7 million, or 0.6%, for the Fiscal 2018 Quarter compared to the Fiscal 2017 Quarter, with an organic net sales decrease of $2.0 million, or 1.7%, primarily driven by decreased sales in refrigerant products of $2.0 million primarily due to delay in seasonal sales driven by cooler weather conditions; and a decrease in auto performance products and other of $1.1 million due to non-recurring promotional activity from the prior year; partially offset by increases in auto appearance products of $1.1 million due to promotional volumes with retail partners.
Net sales and organic net sales in home and garden control products decreased $13.8 million, or 10.5%, for the Fiscal 2018 Quarter compared to the Fiscal 2017 Quarter, primarily attributable to decreases in lawn and garden control products, household insect control products and repellent products of $10.3 million, $2.2 million and $1.4 million, respectively, primarily due to timing of distribution for seasonal orders and slow seasonal point of sale (“POS”) from unfavorable weather.
Net sales in global pet supplies increased $19.4 million, or 10.1%, for the Fiscal 2018 Quarter compared to the Fiscal 2017 Quarter, with an organic net sales decrease of $14.3 million, or 7.5% mainly due to decreases in companion animal sales of $11.0 million, excluding the impact of acquisition sales of $23.5 million from PetMatrix; a decrease in NA of $5.5 million driven by lower volumes after the pet safety recall, reduced listings and retail inventory reductions with specialty pet retailers; and a decrease in EMEA of $5.4 million due to the exit of a pet food tolling agreement. In addition, aquatic organic net sales decreased $3.3 million excluding acquisition sales of $1.7 million from GloFish, primarily due to product category softness in NA from slower POS and increased private label competition.
The following table details the principal components of the change in the Consumer Products segment net sales from the Fiscal 2018 Six Months to the Fiscal 2017 Six Months (in millions):

Net Sales
Fiscal 2017 Six Months Net sales	$1,358.7
Increase due to acquisitions	50.0
Increase in hardware and home improvement products	37.3
Decrease in home and garden control products	(14.3)
Decrease in global auto care	(3.2)
Decrease in global pet supplies	(35.7)
Foreign currency impact, net	19.8
Fiscal 2018 Six Months Net sales	$1,412.6
Net sales in hardware and home improvement products increased $41.9 million, or 7.0%, for the Fiscal 2018 Six Months compared to the Fiscal 2017 Six Months, with an increase in organic net sales of $37.3 million, or 6.2%, mainly attributable to an increase in security and locksets of $45.9 million due to new product introductions and promotional volumes with retail partners, increased volumes through e-commerce channels with Amazon promotions, and expanded distribution through Spectrum Brands’ home builder channel; and an increase in plumbing accessories of $4.6 million due to promotional volumes and new product introductions with significant retail partners. The increase was partially offset by a decrease of $13.2 million due to substantive sell-in volumes with a significant retail partner in the prior year coupled with delayed fulfillment on orders from the distribution center consolidation restructuring initiative.
Net sales and organic net sales in home and garden control products decreased $14.3 million, or 7.9%, for the Fiscal 2018 Six Months compared to the Fiscal 2017 Six Months, primarily attributable to decreases in lawn and garden control products and household insect control products of $13.7 million and $0.7 million, respectively, primarily due to timing of distribution for seasonal orders and slow seasonal POS from unfavorable weather, partially offset by incremental volumes from hurricane activity in the U.S.
Net sales in global auto care decreased $1.3 million, or 0.7%, for the Fiscal 2018 Six Months compared to the Fiscal 2017 Six Months, with an organic net sales decrease of $3.2 million, or 1.7%, primarily driven by decreased sales in refrigerant products of $3.3 million due to early purchasing by customers in the prior period in anticipation of commodity cost increases coupled with delay in seasonal sales primarily driven by cooler weather conditions.
Net sales in global pet supplies increased $27.6 million, or 7.2%, for the Fiscal 2018 Six Months compared to the Fiscal 2017 Six Months, with an organic net sales decrease of $35.7 million, or 9.2%, mainly due to decreases in companion animal sales of $25.1 million, excluding the impact of acquisition sales of $46.5 million from PetMatrix; a decrease in NA of $13.2 million driven by lower volumes after the pet safety recall, reduced listings and retail inventory reductions with specialty pet retailers; and a decrease in EMEA of $11.1 million due to the exit of a pet food tolling agreement. In addition, aquatic organic net sales decreased $10.6 million excluding acquisition sales of $3.5 million from GloFish, primarily due to product category softness in NA from slower POS, reduction in distribution with retailers and increased private label competition.

Cost of goods sold / Consumer products segment gross profit.
Consumer products segment gross profit, representing net consumer products sales minus consumer products cost of goods sold, decreased $39.5 million from $310.8 million for the Fiscal 2017 Quarter to $271.3 million for the Fiscal 2018 Quarter and decreased $37.0 million from $551.0 million for the Fiscal 2017 Six Months to $514.0 million for the Fiscal 2018 Six Months. The decreases in gross profit were due to operating inefficiencies from restructuring initiatives, weather-driven unfavorable mix, inflation in raw material costs, and increased production costs associated with start-up on operating facilities impacted by the product safety recall partially offset by contributing margin from the PetMatrix acquisitions. Gross profit margin for the Fiscal 2018 Quarter decreased to 35.4% from 41.1% in the Fiscal 2017 Quarter and for the Fiscal 2018 Six Months decreased to 36.4% from 40.6% in the Fiscal 2017 Six Months.
Selling, acquisition, operating and general expenses. Selling, acquisition, operating and general expenses increased by $22.2 million, or 10.8%, to $228.2 million for the Fiscal 2018 Quarter, from $206.0 million for the Fiscal 2017 Quarter due to an increase in selling and general and administrative expenses of $5.6 million driven by the incremental costs from acquired businesses, the pet safety recall, and transaction costs associated with the Merger Agreement with HRG; an increase in restructuring and related charges of $15.2 million primarily related to the HHI distribution center consolidation; and an increase in acquisition and integration related charges of $1.3 million primarily due to integration of the PetMatrix acquisition.
Selling, acquisition, operating and general expenses increased by $52.2 million, or 13.6%, to $436.9 million for the Fiscal 2018 Six Months, from $384.7 million for the Fiscal 2017 Six Months due to an increase in selling and general and administrative expenses of $15.0 million driven by the incremental costs from acquired businesses, the pet safety recall, and transaction costs associated with the Merger; an increase in restructuring and related charges of $33.4 million primarily related to the HHI distribution center consolidation; and an increase in acquisition and integration related charges of $3.2 million due to integration of the PetMatrix acquisition.

Corporate and Other Segment
Presented below is a table that summarizes the results of operations of our Corporate and Other segment and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2018	2017	Increase / (Decrease)	2018	2017	Increase / Decrease
Corporate and Other segment revenues	$—	$1.0	$(1.0)	$—	$1.0	$(1.0)
Selling, acquisition, operating and general expenses	14.2	10.5	3.7	21.6	30.7	(9.1)
Operating loss - Corporate and Other segment	$(14.2)	$(9.5)	$(4.7)	$(21.6)	$(29.7)	$8.1
Selling, acquisition, operating and general expenses. Presented below is a table that summarizes the Selling, acquisition, operating and general expenses of our Corporate and Other segment by product line, and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
Selling, acquisition, operating and general expenses	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Corporate	$13.0	$9.4	$3.6	$20.3	$24.9	$(4.6)
Asset management	1.2	1.1	0.1	1.3	5.8	(4.5)
Selling, acquisition, operating and general expenses - Corporate and Other segment	$14.2	$10.5	$3.7	$21.6	$30.7	$(9.1)
Corporate
Selling, acquisition, operating and general expenses increased $3.6 million to $13.0 million for the Fiscal 2018 Quarter from $9.4 million for the Fiscal 2017 Quarter primarily due to an increase in transaction costs associated with the Spectrum Brands Merger Agreement of $3.6 million.
Selling, acquisition, operating and general expenses decreased $4.6 million to $20.3 million for the Fiscal 2018 Six Months from $24.9 million for the Fiscal 2017 Six Months. The decrease was primarily due to a decrease in payroll and bonus expenses of $5.0 million due to headcount reduction and a decrease in stock-based compensation expense of $3.3 million. This was offset by an increase in legal fees of $2.2 million, an increase in consultant fees of $1.7 million and an increase in retiree benefits of $1.4 million.
Asset Management
Selling, acquisition, operating and general expenses increased $0.1 million and decreased $4.5 million for the Fiscal 2018 Quarter and Fiscal 2018 Six Months, respectively, primarily due to the effects of the ongoing wind-down of Salus’ business.

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
The following is a reconciliation of reported net sales to organic net sales for the Fiscal 2018 Quarter compared to net sales for Fiscal 2017 Quarter:

Three month ended March 31, 2018	Net Sales Fiscal 2018 Quarter	Effect of changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales Fiscal 2018 Quarter	Net Sales Fiscal 2017 Quarter	$ Variance	% Variance
Hardware and home improvement products	$318.5	$(2.5)	$316.0	$—	$316.0	$313.7	$2.3	0.7%
Global pet supplies	211.2	(8.5)	202.7	(25.2)	177.5	191.8	(14.3)	(7.5)%
Home and garden control products	118.1	—	118.1	—	118.1	131.9	(13.8)	(10.5)%
Global auto care	118.3	(1.3)	117.0	—	117.0	119.0	(2.0)	(1.7)%
Total	$766.1	$(12.3)	$753.8	$(25.2)	$728.6	$756.4	$(27.8)	(3.7)%
The following is a reconciliation of reported net sales to organic net sales for the Fiscal 2018 Six Months compared to net sales for the Fiscal 2017 Six Months:

Fiscal six month ended March 31, 2018	Net Sales Fiscal 2018 Six Months	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales Fiscal 2018 Quarter	Net Sales Fiscal 2017 Six Months	Variance	% Variance
Hardware and home improvement products	$644.4	$(4.6)	$639.8	$—	$639.8	$602.5	$37.3	6.2%
Global pet supplies	413.6	(13.3)	400.3	(50.0)	350.3	386.0	(35.7)	(9.2)%
Global auto care	187.2	(1.9)	185.3	—	185.3	188.5	(3.2)	(1.7)%
Home and garden control products	167.4	—	167.4	—	167.4	181.7	(14.3)	(7.9)%
Total	$1,412.6	$(19.8)	$1,392.8	$(50.0)	$1,342.8	$1,358.7	$(15.9)	(1.2)%
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
EBITDA is calculated by excluding income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from our Consumer Products segment’s net income. Adjusted EBITDA further excludes: (1) stock-based compensation expense as it is a non-cash based compensation cost, see Note 13, Stock-Based Compensation, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for further details; (2) acquisition and integration costs that consist of transaction costs from acquisition transactions during the period or subsequent integration related project costs directly associated with the acquired business, see Note 4, Acquisitions, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for further details; (3) restructuring and related charges, which consist of project costs associated with restructuring initiatives, see Note 5, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for further details; (4) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition (when applicable); (5) non-cash asset impairments or write-offs realized (when applicable); and (6) other adjustments as further discussed.
During the Fiscal 2018 Quarter and Fiscal 2018 Six Months, other adjustments consisted of costs for a non-recurring voluntary recall of rawhide products (see Note 17, Commitments and Contingencies, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for further details) and transaction costs associated with the Merger (see Note 4, Acquisitions, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for further details). During the Fiscal 2017 Quarter and Fiscal 2017 Six Months, other adjustments consisted of transaction costs associated with the HRG Merger.
The table below shows a reconciliation of net income to Adjusted EBITDA for the Consumer Products segment (in millions):

	Fiscal Quarter			Fiscal Six Months
Reconciliation to reported net income:	2018	2017	Increase / (Decrease)	2018	2017	Increase / (Decrease)
Reported net income - Consumer Products segment	$0.9	$39.6	$(38.7)	$121.0	$52.4	$68.6
Interest expense	42.0	38.9	3.1	80.6	81.9	(1.3)
Income tax (benefit) expense	(1.2)	24.4	(25.6)	(127.2)	31.1	(158.3)
Depreciation of properties	19.7	16.2	3.5	37.7	30.8	6.9
Amortization of intangibles	14.4	15.1	(0.7)	29.4	30.5	(1.1)
EBITDA - Consumer products segment	75.8	134.2	(58.4)	141.5	226.7	(85.2)
Stock-based compensation	(3.4)	12.3	(15.7)	0.4	19.5	(19.1)
Acquisition and integration costs	4.5	3.2	1.3	9.7	6.5	3.2
Restructuring and related charges	23.2	8.0	15.2	43.6	10.2	33.4
Pet safety recall	3.8	—	3.8	11.1	—	11.1
Inventory acquisition step-up	—	—	—	0.8	—	0.8
Other	11.7	2.5	9.2	14.2	2.5	11.7
Adjusted EBITDA - Consumer Products segment	$115.6	$160.2	$(44.6)	$221.3	$265.4	$(44.1)
Our Consumer Products segment’s Adjusted EBITDA decreased $44.6 million, or 27.8%, to $115.6 million in the Fiscal 2018 Quarter as compared to $160.2 million in the Fiscal 2017 Quarter, primarily driven by (i) a $25.6 million decrease in global auto care due to unfavorable product mix, incremental product costs, and operating inefficiencies driven by GAC restructuring initiatives; (ii) a $11.1 million decrease in the hardware and home improvement product line primarily driven by operating inefficiencies from the HHI Distribution Center Consolidation restructuring initiative, incremental material costs and unfavorable product mix; and (iii) a $10.3 million decrease in the home and garden control products line primarily due to reduction in sales volumes and unfavorable product mix; offset by a $3.8 million increase in the global pet supplies product line primarily due to improved margin from acquired businesses. Adjusted EBITDA margin represented 15.1% of sales in the Fiscal 2018 Quarter as compared to 21.2% in the Fiscal 2017 Quarter.
Our Consumer Products segment’s Adjusted EBITDA decreased $44.1 million, or 16.6%, to $221.3 million in the Fiscal 2018 Six Months as compared to $265.4 million in the Fiscal 2017 Six Months primarily driven by (i) a $30.7 million decrease in global auto care due to unfavorable product mix, incremental product costs, and operating inefficiencies driven by GAC restructuring initiatives; (ii) a $10.6 million decrease in the home and garden product line primarily driven by reduction in sales volumes and unfavorable product mix; and (iii) a $10.3 million decrease in the hardware and home improvement product line primarily driven by operating inefficiencies from the HHI Distribution Center Consolidation restructuring initiative, incremental material costs and unfavorable product mix; offset by a $7.0 million increase in the global pet supplies product line primarily due to improved margin from acquired businesses. Adjusted EBITDA margin represented 15.7% of sales in the Fiscal 2018 Six Months as compared to 19.5% in the Fiscal 2017 Six Months.

Liquidity and Capital Resources
HRG
HRG is a holding company and its liquidity needs are primarily for interest payments on the 7.75% Senior Notes due 2022 (the “7.75% Notes”) and the loan agreement entered into on January 13, 2017 (the “2017 Loan”) (in total approximately $71.5 million per year), professional fees (including advisory services, legal and accounting fees), salaries, retention and benefits payments, office rent, pension expense and insurance costs. In addition, HRG’s liquidity needs were used to pay the interest on its 7.875% Notes, which the Company redeemed on January 16, 2018. HRG’s current source of liquidity is its cash, cash equivalents and investments, available borrowings and distributions from Spectrum Brands.
During the Fiscal 2018 Six Months, we received cash dividends of $31.9 million from our subsidiaries, including $28.8 million and $3.1 million from Spectrum Brands and FGL, respectively. During the fiscal year ending September 30, 2018, we expect to receive approximately $60.7 million of dividends from our subsidiaries’ distributable earnings. As a result of the closing of the FGL Merger, the Company will no longer receive dividends from FGL.
The ability of HRG’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions is subject to numerous factors, including restrictions contained in such subsidiary’s financing agreements, availability of sufficient funds in such subsidiary and the approval of such payment by such subsidiary’s Board of Directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other relevant factors. In addition, one or more of our subsidiaries may issue, repurchase, retire or refinance, as applicable, their debt and/or equity securities for a variety of purposes, including in order to, in the future, grow their business, pursue acquisition activities and/or manage their liquidity needs. Any such issuance may limit such subsidiary’s ability to make upstream cash distributions.
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
We expect our cash, cash equivalents and investments to continue to be a source of liquidity except to the extent they may be used to fund the capital needs of our subsidiaries. At March 31, 2018, HRG’s corporate cash and cash equivalents were $616.8 million.
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

Spectrum Brands
Spectrum Brands expects to fund its cash requirements, including capital expenditures, dividend, interest and principal payments due during the remainder of Fiscal 2018 through a combination of cash ($135.2 million at March 31, 2018), cash flows from operations and $210.0 million available borrowings under the asset based lending Revolver Facility due June 23, 2020 (“Revolver Facility”). Spectrum Brands expects its capital expenditures for Fiscal 2018 will be approximately $110.0 million to $120.0 million. Going forward, its ability to satisfy financial and other covenants in its senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance. There can be no assurances that its business will generate sufficient cash flows from operations or that future borrowings under Spectrum Brands’ debt agreements, including the Revolver Facility, will be available in an amount sufficient to satisfy its debt maturities or to fund its other liquidity needs.

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those continuing activities between the fiscal periods (in millions):

	Fiscal Six Months
Net change in cash due to continuing operating activities:	2018	2017	Increase / (Decrease)
Consumer Products	$(154.2)	$(45.5)	$(108.7)
Corporate and Other	(80.4)	(106.2)	25.8
Net change in cash due to continuing operating activities	(234.6)	(151.7)	(82.9)
Net change in cash due to continuing investing activities	1,486.9	(13.4)	1,500.3
Net change in cash due to continuing financing activities	(711.9)	(62.3)	(649.6)
Effect of exchange rate changes on cash and cash equivalents	3.2	(4.0)	7.2
Net change in cash and cash equivalents in continuing operations	$488.7	$(170.6)	$659.3
Operating Activities
Cash used in operating activities totaled $234.6 million for the Fiscal 2018 Six Months as compared to $151.7 million for the Fiscal 2017 Six Months. The $82.9 million increase in cash used in operating activities was the result of (i) the decrease in cash generated from Spectrum Brands’ continuing operations of $59.2 million, offset by a cash payment to Stanley Black and Decker of $23.2 million in the prior year for a non-recurring settlement of transitional operating costs subsequent to the acquisition of the HHI Business acquired in 2013, in addition to cash invested in working capital of $37.9 million, primarily for payment on accounts payable and accrued expenses in the current period; (ii) increase in cash paid for restructuring and related charges of $42.0 million; (iii) increase in cash paid for interest of $6.8 million by Spectrum Brands, including a non-recurring financing cost of $4.6 million associated with a premium on redemption of the 6.375% Notes due November 15, 2020 during the Fiscal 2017 Six Months; and (iv) increase in cash paid for taxes of $5.8 million.
Investing Activities
Cash provided by investing activities was $1,486.9 million for the Fiscal 2018 Six Months and was primarily related to (i) $1,520.2 million total consideration received by the Company as a result of the completion of the FGL Merger and Front Street Sale; partially offset by $34.2 million of capital expenditures at Spectrum Brands.
Cash used in investing activities during the Fiscal 2017 Six Months was $13.4 million and was primarily driven by capital expenditures of $37.1 million; partially offset by cash proceeds from the net repayment of asset-based loans of $24.9 million.
Financing Activities
Cash used in financing activities during the Fiscal 2018 Six Months was $711.9 million and was primarily related to (i) the $864.4 million aggregate principal amount of the 7.875% Notes repaid by the Company; (ii) purchases of Spectrum Brands stock of $258.0 million; (iii) the $92.0 million aggregate principal amount of the HGI Energy Notes repaid by the Company; (iv) repayment of debt by Spectrum Brands of $37.8 million; (v) share-based award tax withholding payments of $22.7 million and (vi) dividend paid by Spectrum Brands to noncontrolling interests of $19.7 million; offset by $573.2 million incremental proceeds from debt issuances by Spectrum Brands.
Cash used in financing activities was $62.3 million for the Fiscal 2017 Six Months and was primarily related to (i) debt repayment by Spectrum Brands of $145.8 million; (ii) purchases of Spectrum Brands stock of $103.1 million; (iii) share-based award tax withholding payments of $37.4 million; (iv) dividend paid by Spectrum Brands to noncontrolling interests of $19.8 million; and (v) debt repayment at Salus of $19.4 million; partially offset by net proceeds from the Revolver Facility and other notes by Spectrum Brands of $261.5 million.

Debt Financing Activities
At March 31, 2018, HRG and its subsidiaries were in compliance with their respective covenants under their respective debt documents. See Note 10, Debt, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information regarding the Company and its subsidiaries’ debt activities during the Fiscal 2018 Six Months.

Contractual Obligations
At March 31, 2018, there have been no material changes to the contractual obligations as set forth in our Form 10-K, except as discussed in Note 10, Debt, and Note 15, Income Taxes, to our Condensed Consolidated Financial Statements. Refer to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for additional information.

Off-Balance Sheet Arrangements
Throughout our history, we have entered into indemnifications in the ordinary course of business with our customers, suppliers, service providers, business partners and in connection with the purchase and sale of assets, securities and businesses. Additionally, we have indemnified our directors and officers who are, or were, serving at our request in such capacities. Although the specific terms or number of such arrangements is not precisely quantifiable, we do not believe that future costs associated with such arrangements will have a material impact on our financial position, results of operations or cash flows. At March 31, 2018, there have been no material changes to the off-balance sheet arrangements as set forth in our Form 10-K.

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

Recent Accounting Pronouncements Not Yet Adopted
See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements for information about recent accounting pronouncements not yet adopted.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk Factors
There has been no material changes in the Company’s market risk during the Fiscal 2018 Six Months. For additional information, refer to Note 11, Derivative Financial Instruments, Note 12, Fair Value of Financial Instruments and Note 10, Debt, to our Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements in this report and to Part II, Item 7A of our Form 10-K, which was retroactively adjusted due to the recognition of discontinued operations for Spectrum Brands’ Global Batteries & Appliances segment in the Form 8-K filed on April 2, 2018.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Such forward-looking statements are subject to risks and uncertainties that could cause actual results, events and developments to differ materially from those set forth in or implied by such statements. These forward-looking statements are based on the beliefs and assumptions of HRG’s management and the management of HRG’s subsidiaries. Factors that could cause actual results, events and developments to differ include, without limitation: the ability to complete on a timely basis or at all the Merger and/or Spectrum Brands’ ability to complete the sale of the GBA business in a timely manner or at all; the ability of HRG and its subsidiaries to close previously announced transactions, such as the Merger and/or Spectrum Brands’ ability to consummate the announced sale of its GBA business, each on the expected terms and within the anticipated time period, or at all, and in the case of the sale of the GBA business on Spectrum Brands’ ability to realize the expected benefits of such transaction and to successfully separate such business; the outcome of Spectrum Brands’ exploration of strategic options for its Personal Care and Small Appliances businesses, including uncertainty regarding consummation of any such transaction or transactions and the terms of such transaction or transactions, if any, and, if consummated, Spectrum Brands’ ability to realize the expected benefits of such transaction or transactions and potential disruption to Spectrum Brands’ business or diverted management attention as a result of the exploration or negotiation of such transaction or transactions; the ability of HRG’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions; the decision of the boards of HRG’s subsidiaries to make upstream cash distributions; HRG’s liquidity, which may be impacted by a variety of factors, including the capital needs of HRG’s subsidiaries; capital market conditions; commodity market conditions; foreign exchange rates; HRG’s and its subsidiaries’ ability to identify, pursue or complete any suitable future acquisition or disposition opportunities, including realizing such transaction’s expected benefits and the timetable for, completing applicable financial reporting requirements; litigation; potential and contingent liabilities; management’s plans; changes in regulations; taxes; and the risks that may affect the performance of the operating subsidiaries of HRG and those factors listed under the caption “Risk Factors” in HRG’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, and any amendments thereto, as such risks may be updated or supplemented in the Company’s subsequently filed Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.
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

•	the ability to successfully complete the Merger;

•	the need to provide sufficient capital to our operating businesses;

•	limitations on our ability to successfully identify suitable acquisition, disposition and other strategic opportunities and to compete for these opportunities with others who have greater resources;

•	our and our subsidiaries’ dependence on certain key personnel;

•	our and our subsidiaries’ ability to attract and retain key employees;

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

•
Spectrum Brands’ ability to consummate the announced sale of its Global Battery and Lighting business on the expected terms and within the anticipated time period, or at all, which is dependent on the parties’ ability to satisfy certain closing conditions, including receipt of regulatory approvals, and Spectrum Brands ability to realize the expected benefits of such transaction and to successfully separate such business;

•
the outcome of Spectrum Brands’ exploration of strategic options for its Personal Care and Small Appliances businesses, including uncertainty regarding consummation of any such transaction or transactions and the terms of such transaction or transactions, if any, and, if consummate, Spectrum Brands’ ability to realize the expected benefits of such transaction or transactions and potential disruption to its business or diverted management attention as a result of the exploration or negotiation of such transaction or transactions;

•	the transition to a new chief executive officer and such officer’s ability to determine and implement changes at Spectrum Brands to improve Spectrum Brands’ business and financial performance; and

•
Spectrum Brands’ ability to implement a successful restructuring of the leadership of the Global Auto Care business unit with the Pet, Home & Garden business unit to form a separate Consumer Products group, and to realize the synergies and business and financial benefits anticipated from such restructuring.

Item 1.	Legal Proceedings
See Note 17, Commitments and Contingencies, to the Company’s Condensed Consolidated Financial Statements included in Part I - Item 1. Financial Statements.

Item 1A.     Risk Factors
When considering an investment in the Company, you should carefully consider the risk factors discussed in our last Form 10-K, last quarterly report on Form 10-Q and Current Report on Form 8-K. Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations, and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. There have been no material changes in our risk factors from those disclosed in Exhibit 99.2 of our Current Report on Form 8-K filed with the SEC on April 2, 2018 and Quarterly Report on Form 10-Q filed with the SEC on February 9, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2018, HRG did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
On May 29, 2014, HRG’s Board of Directors authorized a program to purchase up to $100.0 million of HRG’s shares of common stock. During the three months ended March 31, 2018, we did not repurchase any of our common stock. At March 31, 2018, there were $12.3 million of shares that may yet be repurchased under the program authorized by HRG’s Board of Directors.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.     Exhibits

Exhibit No.	Description of Exhibit
2.1
Merger Agreement, dated as of February 24, 2018, by and among Spectrum Brands Holdings, Inc., HRG Group, Inc., HRG SPV Sub I, Inc. and HRG SPV Sub II, LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2018).

3.1
Certificate of Designation of Series B Preferred Stock of HRG Group, Inc., as filed with the Secretary of State of Delaware on February 26, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2018).

4.1
Rights Agreement, dated as of February 24, 2018, between HRG Group, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of Designation of Series B Preferred Stock of HRG Group, Inc. as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Terms of the Rights Agreement as Exhibit C (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2018).

10.1
Voting Agreement, dated as of February 24, 2018, by and between HRG Group, Inc. and Spectrum Brands Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2018).

10.2
Voting Agreement, dated as of February 24, 2018, by and between HRG Group, Inc. and CF Turul LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2018).

10.3
Voting Agreement, dated as of February 24, 2018, by and between HRG Group, Inc. and Leucadia National Corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2018).

10.4
Shareholder Agreement, dated as of February 24, 2018, by and between HRG Group, Inc. and Leucadia National Corporation (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2018).

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

HRG GROUP, INC. (Registrant)

Dated:	May 4, 2018	By:	/s/ GEORGE C. NICHOLSON
Senior Vice President, Chief Accounting Officer and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)