Form 10-Q
period 2018-06-30
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2018-08-08
CIK 109177, 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

\

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Offices, and Telephone No.	IRS Employer Identification No.
1-4219	Spectrum Brands Holdings, Inc. (formerly HRG Group, Inc.) (a Delaware corporation) 3001 Deming Way Middleton, WI 53562 (608) 275-3340 www.spectrumbrands.com	74-1339132
333-192634-03	SB/RH Holdings, LLC (a Delaware limited liability company) 3001 Deming Way Middleton, WI 53562 (608) 275-3340	27-2812840

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Spectrum Brands Holdings, Inc.	Yes	☒	No	☐
SB/RH Holdings, LLC	Yes	☒	No	☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Spectrum Brands Holdings, Inc.	Yes	☒	No	☐
SB/RH Holdings, LLC	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Registrant	Large Accelerated Filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Spectrum Brands Holdings, Inc.	X
SB/RH Holdings, LLC			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spectrum Brands Holdings, Inc.	Yes	☐	No	☒
SB/RH Holdings, LLC	Yes	☐	No	☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§232.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter

Spectrum Brands Holdings, Inc.	Yes	☐	No	☒
SB/RH Holdings, LLC	Yes	☐	No	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Spectrum Brands Holdings, Inc.	☐
SB/RH Holdings, LLC	☐

As of August 3, 2018, there were outstanding   53,408,731 shares of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.

SB/RH Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with a reduced disclosure format as permitted by general instruction H(2).

Forward-Looking Statements

We have made or implied certain forward-looking statements in this report. All statements, other than statements of historical facts included in this report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our business strategy, future operations, financial condition, estimated revenues, projected costs, projected synergies, prospects, plans and objectives of management, as well as information concerning expected actions of third parties, are forward-looking statements. When used in this report, the words anticipate,  intend,  plan,  estimate,  believe,  expect,  project,  could,  will,  should,  may and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Since these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•	the impact of our indebtedness on our business, financial condition and results of operations;
•	the impact of restrictions in our debt instruments on our ability to operate our business, finance our capital needs or pursue or expand business strategies;
•	any failure to comply with financial covenants and other provisions and restrictions of our debt instruments;
•	the impact of actions taken by significant stockholders;
•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;
•	interest rate and exchange rate fluctuations;
•	the loss of, significant reduction in, or dependence upon, sales to any significant retail customer(s);
•	competitive promotional activity or spending by competitors, or price reductions by competitors;
•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;
•

the effects of general economic conditions, including inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where we do business;

•	changes in consumer spending preferences and demand for our products;
•	our ability to develop and successfully introduce new products, protect our intellectual property and avoid infringing the intellectual property of third parties;
•	our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;
•	the seasonal nature of sales of certain of our products;
•	the effects of climate change and unusual weather activity;
•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);
•

public perception regarding the safety of products, that we manufacture or sell, including the potential for environmental liabilities, product liability claims, litigation and other claims related to products manufactured by us and third parties;

•	the impact of pending or threatened litigation;
•	the impact of cybersecurity breaches or our actual or perceived failure to protect company and personal data;
•	changes in accounting policies applicable to our business;
•	our ability to utilize our net operating loss carry-forwards to offset tax liabilities from future taxable income;
•	government regulations;
•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;
•	our inability to successfully integrate and operate new acquisitions at the level of financial performance anticipated;
•	the unanticipated loss of key members of senior management;
•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets;
•

the Company’s ability to consummate the announced sale of our Global Battery and Lighting business on the expected terms and within the anticipated time period, or at all, which is dependent on the parties’ ability to satisfy certain closing conditions, including receipt of regulatory approvals, and our ability to realize the expected benefits of such transaction and to successfully separate such business;

•

the outcome of the Company’s exploration of strategic options for its Personal Care and Small Appliances businesses, including uncertainty regarding consummation of any such transaction or transactions and the terms of such transaction or transactions, if any, and, if consummate, the Company’s ability to realize the expected benefits of such transaction or transactions and potential disruption to our business or diverted management attention as a result of the exploration or negotiation of such transaction or transactions;

•	the transition to a new chief executive officer and such officer’s ability to determine and implement changes at the Company to improve the Company’s business and financial performance; and
•

the Company’s ability to implement a successful restructuring of the leadership of the Global Auto Care business unit with the Pet, Home & Garden business unit to form a separate Consumer Products group, and to realize the synergies and business and financial benefits anticipated from such restructuring.

Some of the above-mentioned factors are described in further detail in the sections entitled “Risk Factors” in our annual and quarterly reports (including this report), as applicable. You should assume the information appearing in this report is accurate only as of the end of the period covered by this report, or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States (“U.S.”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG, Group, Inc.)

SB/RH HOLDINGS, LLC

This report is a combined report of Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC. The combined notes to the condensed consolidated financial statements include notes representing Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC and certain notes related specifically to SB/RH Holdings, LLC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG, Group, Inc.)

Condensed Consolidated Statements of Financial Position

As of June 30, 2018 and September 30, 2017

(unaudited)

(in millions)	June 30, 2018	September 30, 2017
Assets
Cash and cash equivalents	$814.6	$270.1
Trade receivables, net	384.2	266.0
Other receivables	38.1	19.7
Inventories	546.7	496.3
Prepaid expenses and other current assets	69.1	54.8
Current assets of business held for sale	1,913.1	28,929.2
Total current assets	3,765.8	30,036.1
Property, plant and equipment, net	494.8	503.9
Deferred charges and other	418.0	43.7
Goodwill	2,269.4	2,277.1
Intangible assets, net	1,564.8	1,612.0
Noncurrent assets of business held for sale	—	1,376.9
Total assets	$8,512.8	$35,849.7
Liabilities and Shareholders' Equity
Current portion of long-term debt	$70.8	$161.4
Accounts payable	348.3	373.1
Accrued wages and salaries	49.6	55.4
Accrued interest	75.7	78.0
Other current liabilities	130.6	125.8
Current liabilities of business held for sale	525.3	26,851.3
Total current liabilities	1,200.3	27,645.0
Long-term debt, net of current portion	5,189.4	5,543.7
Deferred income taxes	314.2	493.2
Other long-term liabilities	119.1	64.8
Noncurrent liabilities of business held for sale	—	156.1
Total liabilities	6,823.0	33,902.8
Commitments and contingencies (Note 17)
Shareholders' equity
Common Stock	2.1	2.0
Additional paid-in capital	1,270.4	1,372.9
Accumulated deficit	(78.3)	(925.9)
Accumulated other comprehensive (loss) income, net of tax	(141.8)	309.0
Total shareholders' equity	1,052.4	758.0
Noncontrolling interest	637.4	1,188.9
Total equity	1,689.8	1,946.9
Total liabilities and equity	$8,512.8	$35,849.7

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG, Group, Inc.)

Condensed Consolidated Statements of Income

For the three and nine month periods ended June 30, 2018 and 2017

 (unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except per share)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales	$945.5	$862.9	$2,358.1	$2,221.6
Investment income	—	0.1	—	1.1
Revenue	945.5	863.0	2,358.1	2,222.7
Cost of goods sold	586.0	531.5	1,484.5	1,339.2
Restructuring and related charges	4.9	11.2	9.9	16.4
Gross profit	354.6	320.3	863.7	867.1
Selling	123.9	127.9	363.8	353.9
General and administrative	74.7	69.3	226.9	228.6
Research and development	6.9	7.2	21.1	20.9
Acquisition and integration related charges	2.3	5.2	12.0	11.6
Restructuring and related charges	20.5	10.0	59.1	14.9
Total operating expenses	228.3	219.6	682.9	629.9
Operating income	126.3	100.7	180.8	237.2
Interest expense	63.5	76.1	206.6	232.4
Other non-operating (income) expense, net	(2.3)	1.3	(4.6)	1.7
Income (loss) from continuing operations before income taxes	65.1	23.3	(21.2)	3.1
Income tax (benefit) expense	(337.8)	19.5	(464.9)	49.1
Net income (loss) from continuing operations	402.9	3.8	443.7	(46.0)
Income from discontinued operations – HRG Insurance Operations, net of tax	5.9	7.7	465.9	195.4
(Loss) income from discontinued operations - GBA, net of tax	(9.5)	28.3	32.0	99.8
Net income	399.3	39.8	941.6	249.2
Net income attributable to non-controlling interest	22.0	37.7	93.9	117.0
Net income attributable to controlling interest	$377.3	$2.1	$847.7	$132.2
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$377.4	$(16.6)	$368.1	$(88.6)
Net (loss) income from discontinued operations attributable to controlling interest	(0.1)	18.7	479.6	220.8
Net income attributable to controlling interest	$377.3	$2.1	$847.7	$132.2
Earnings Per Share
Basic earnings per share from continuing operations	$11.52	$(0.51)	$11.31	$(2.75)
Basic earnings per share from discontinued operations	—	0.57	14.74	6.85
Basic earnings per share	$11.52	$0.06	$26.05	$4.10
Diluted earnings per share from continuing operations	$11.51	$(0.51)	$11.26	$(2.75)
Diluted earnings per share from discontinued operations	—	0.57	14.67	6.85
Diluted earnings per share	$11.51	$0.06	$25.93	$4.10
Weighted Average Shares Outstanding
Basic	32.7	32.3	32.5	32.2
Diluted	32.8	32.3	32.7	32.2

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG, Group, Inc.)

Condensed Consolidated Statements of Comprehensive Income

For the three and nine month periods ended June 30, 2018 and June 30, 2017

(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$399.3	$39.8	$941.6	$249.2
Other comprehensive income (loss)
Foreign currency translation (loss) gain	(61.5)	31.9	(43.2)	4.0
Deferred tax effect	2.7	(1.8)	6.6	1.7
Deferred tax valuation allowance	(0.3)	0.2	(0.3)	0.2
Net unrealized gain on foreign currency translation	(59.1)	30.3	(36.9)	5.9
Unrealized gain (loss) on derivative instruments
Unrealized gain (loss) on hedging activity before reclassification	40.6	(44.3)	21.4	(11.1)
Net reclassification for loss (gain) to income from continuing operations	0.1	(0.3)	(0.3)	(0.6)
Net reclassification for loss (gain) to income from discontinued operations	1.2	(2.0)	7.3	(10.6)
Unrealized gain (loss) on hedging instruments after reclassification	41.9	(46.6)	28.4	(22.3)
Deferred tax effect	(11.5)	16.4	(7.8)	6.6
Net unrealized gain (loss) on hedging derivative instruments	30.4	(30.2)	20.6	(15.7)
Defined benefit pension gain (loss)
Defined benefit pension gain (loss) before reclassification	2.8	(5.4)	0.6	(3.0)
Net reclassification for loss to income from continuing operations	0.3	0.6	0.8	1.7
Net reclassification for loss to income from discontinued operations	0.5	0.8	1.6	2.3
Defined benefit pension gain (loss) after reclassification	3.6	(4.0)	3.0	1.0
Deferred tax effect	(0.7)	0.8	(0.5)	(0.3)
Net defined benefit pension gain (loss)	2.9	(3.2)	2.5	0.7
Unrealized investment gain
Unrealized investment gain before reclassification	—	358.3	26.0	5.8
Net reclassification for loss (gain) to income from discontinued operations	—	26.9	(6.3)	23.0
Unrealized gain on investments after reclassification	—	385.2	19.7	28.8
Adjustments to intangible assets	—	(113.6)	(0.9)	11.6
Deferred tax effect	—	(94.4)	(6.7)	(14.3)
Net unrealized gain on investments	—	177.2	12.1	26.1
Deconsolidation of HRG insurance operations	—	—	(445.9)	—
Net change to derive comprehensive (loss) income for the period	(25.8)	174.1	(447.6)	17.0
Comprehensive income	373.5	213.9	494.0	266.2
Comprehensive (loss) income attributable to non-controlling interest	(10.1)	71.2	(2.5)	118.7
Comprehensive income attributable to controlling interest	$383.6	$142.7	$496.5	$147.5

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG, Group, Inc.)

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended June 30, 2018 and June 30, 2017

(unaudited)

	Nine Month Periods Ended
(in millions)	June 30, 2018	June 30, 2017
Cash flows from operating activities
Net income	$941.6	$249.2
Income from discontinued operations, net of tax	497.9	295.2
Net income (loss) from continuing operations	443.7	(46.0)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	99.4	94.3
Share based compensation	6.4	28.5
Amortization of debt issuance costs and debt discount	16.3	13.2
Write-off of unamortized discount and debt issuance costs	(0.6)	2.5
Purchase accounting inventory adjustment	0.8	0.8
Pet safety recall inventory write-off	3.6	13.0
Dividends from subsidiaries classified as discontinued operations	3.1	9.3
Deferred tax (benefit) expense	(497.9)	12.1
Net changes in operating assets and liabilities	(223.5)	(196.7)
Net cash used by operating activities from continuing operations	(148.7)	(69.0)
Net cash provided by operating activities from discontinued operations	92.3	299.2
Net cash (used) provided by operating activities	(56.4)	230.2
Cash flows from investing activities
Purchases of property, plant and equipment	(49.2)	(51.1)
Proceeds from sales of property, plant and equipment	2.8	3.6
Business acquisitions, net of cash acquired	—	(304.7)
Proceeds from sale of insurance operations	1,546.8	—
Net asset-based loan repayments	—	29.8
Other investing activities, net	(0.4)	(1.2)
Net cash provided (used) by investing activities from continuing operations	1,500.0	(323.6)
Net cash used by investing activities from discontinued operations	(201.8)	(991.4)
Net cash provided (used) by investing activities	1,298.2	(1,315.0)
Cash flows from financing activities
Proceeds from issuance of debt	555.3	606.9
Payment of debt	(1,007.6)	(253.9)
Payment of debt issuance costs	(0.4)	(7.0)
Purchase of subsidiary stock, net	(288.0)	(165.9)
Purchase of non-controlling interest	—	(12.6)
Dividend paid by subsidiary to non-controlling interest	(28.4)	(30.3)
Share based award tax withholding payments, net of proceeds upon vesting	(24.3)	(40.7)
Other financing activities, net	20.7	5.5
Net cash (used) provided by financing activities from continuing operations	(772.7)	102.0
Net cash provided by financing activities from discontinued operations	116.2	711.1
Net cash (used) provided by financing activities	(656.5)	813.1
Effect of exchange rate changes on cash and cash equivalents	(3.1)	(1.5)
Net change in cash and cash equivalents	582.2	(273.2)
Net change in cash and cash equivalents in discontinued operations	37.7	(74.2)
Net change in cash and cash equivalents in continuing operations	544.5	(199.0)
Cash and cash equivalents, beginning of period	270.1	465.2
Cash and cash equivalents, end of period	$814.6	$266.2
Supplemental disclosure of cash flow information
Cash paid for interest	$234.7	$207.2
Cash paid for taxes	$32.7	$28.7
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$5.3	$133.7

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Financial Position

As of July 1, 2018 and September 30, 2017

(unaudited)

(in millions)	July 1, 2018	September 30, 2017
Assets
Cash and cash equivalents	$146.9	$168.2
Trade receivables, net	384.2	266.0
Other receivables	57.7	18.7
Inventories	546.7	496.3
Prepaid expenses and other current assets	68.1	54.2
Current assets of business held for sale	1,913.1	603.0
Total current assets	3,116.7	1,606.4
Property, plant and equipment, net	494.2	503.1
Deferred charges and other	43.7	28.4
Goodwill	2,269.4	2,277.1
Intangible assets, net	1,564.8	1,612.0
Noncurrent assets of business held for sale	—	1,376.9
Total assets	$7,488.8	$7,403.9
Liabilities and Shareholder's Equity
Current portion of long-term debt	$20.8	$19.4
Accounts payable	348.0	371.6
Accrued wages and salaries	41.2	49.9
Accrued interest	43.3	48.5
Other current liabilities	123.9	118.9
Current liabilities of business held for sale	525.3	500.6
Total current liabilities	1,102.5	1,108.9
Long-term debt, net of current portion	4,253.5	3,752.3
Deferred income taxes	315.1	493.2
Other long-term liabilities	113.2	58.0
Noncurrent liabilities of business held for sale	—	156.1
Total liabilities	5,784.3	5,568.5
Commitments and contingencies (Note 17)
Shareholder's equity
Other capital	2,071.4	2,079.0
Accumulated deficit	(153.3)	(42.8)
Accumulated other comprehensive loss, net of tax	(223.5)	(209.6)
Total shareholder's equity	1,694.6	1,826.6
Noncontrolling interest	9.9	8.8
Total equity	1,704.5	1,835.4
Total liabilities and equity	$7,488.8	$7,403.9

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Income

For the three and nine month periods ended July 1, 2018 and July 2, 2017

(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net sales	$945.5	$862.9	$2,358.1	$2,221.6
Cost of goods sold	586.0	531.5	1,484.5	1,339.2
Restructuring and related charges	4.9	11.2	9.9	16.4
Gross profit	354.6	320.2	863.7	866.0
Selling	123.9	127.9	363.8	353.9
General and administrative	66.6	57.8	180.6	181.7
Research and development	6.9	7.2	21.1	20.9
Acquisition and integration related charges	2.3	5.2	12.0	11.6
Restructuring and related charges	20.5	10.0	59.1	14.9
Total operating expenses	220.2	208.1	636.6	583.0
Operating income	134.4	112.1	227.1	283.0
Interest expense	43.6	39.8	124.2	122.0
Other non-operating expense, net	0.7	1.4	3.5	2.3
Income from continuing operations before income taxes	90.1	70.9	99.4	158.7
Income tax (benefit) expense	20.5	19.8	(111.0)	53.3
Net income from continuing operations	69.6	51.1	210.4	105.4
(Loss) income from discontinued operations, net of tax	(9.5)	28.3	32.0	99.8
Net income	60.1	79.4	242.4	205.2
Net income attributable to non-controlling interest	0.2	1.7	1.0	1.5
Net income attributable to controlling interest	$59.9	$77.7	$241.4	$203.7
Amounts attributable to controlling interest
Net income from continuing operations attributable to controlling interest	$69.5	$51.1	$209.5	$105.4
Net (loss) income from discontinued operations attributable to controlling interest	(9.6)	26.6	31.9	98.3
Net income attributable to controlling interest	$59.9	$77.7	$241.4	$203.7

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Comprehensive Income

For the three and nine month periods ended July 1, 2018 and July 2, 2017

(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net income	$60.1	$79.4	$242.4	$205.2
Other comprehensive income (loss)
Foreign currency translation (loss) gain	(61.5)	31.9	(43.2)	4.0
Deferred tax effect	2.7	(1.8)	6.6	1.7
Deferred tax valuation allowance	(0.3)	0.2	(0.3)	0.2
Net unrealized (loss) gain on foreign currency translation	(59.1)	30.3	(36.9)	5.9
Unrealized gain (loss) on derivative instruments
Unrealized gain (loss) on hedging activity before reclassification	40.6	(44.3)	21.4	(11.1)
Net reclassification for loss (gain) to income from continuing operations	0.1	(0.3)	(0.3)	(0.6)
Net reclassification for loss (gain) to income from discontinued operations	1.2	(2.0)	7.3	(10.6)
Unrealized gain (loss) on hedging instruments after reclassification	41.9	(46.6)	28.4	(22.3)
Deferred tax effect	(11.5)	16.4	(7.8)	6.6
Net unrealized gain (loss) on hedging derivative instruments	30.4	(30.2)	20.6	(15.7)
Defined benefit pension gain (loss)
Defined benefit pension gain (loss) before reclassification	2.8	(4.5)	0.6	(3.0)
Net reclassification for loss to income from continuing operations	0.3	0.6	0.8	1.7
Net reclassification for loss to income from discontinued operations	0.5	0.8	1.6	2.3
Defined benefit pension gain (loss) after reclassification	3.6	(3.1)	3.0	1.0
Deferred tax effect	(0.7)	0.8	(0.5)	(0.3)
Net defined benefit pension gain (loss)	2.9	(2.3)	2.5	0.7
Net change to derive comprehensive loss for the period	(25.8)	(2.2)	(13.8)	(9.1)
Comprehensive income	34.3	77.2	228.6	196.1
Comprehensive loss attributable to non-controlling interest	(0.6)	(0.2)	(0.1)	(0.4)
Comprehensive income attributable to controlling interest	$34.9	$77.4	$228.7	$196.5

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended July 1, 2018 and July 2, 2017

(in millions, unaudited)

	Nine Month Periods Ended
(in millions)	July 1, 2018	July 2, 2017
Cash flows from operating activities
Net income	$242.4	$205.2
Income from discontinued operations, net of tax	32.0	99.8
Income from continuing operations	210.4	105.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	99.3	94.1
Share based compensation	4.0	21.6
Amortization of debt issuance costs	6.0	5.4
Write-off of unamortized discount and debt issuance costs	—	2.5
Purchase accounting inventory adjustment	0.8	0.8
Non-cash debt accretion	0.7	0.6
Pet safety recall inventory write-off	3.6	13.0
Deferred tax (benefit) expense	(144.0)	16.7
Net changes in operating assets and liabilities	(273.3)	(232.9)
Net cash (used) provided by operating activities from continuing operations	(92.5)	27.2
Net cash (used) provided by operating activities from discontinued operations	(5.0)	117.3
Net cash (used) provided by operating activities	(97.5)	144.5
Cash flows from investing activities
Purchases of property, plant and equipment	(49.2)	(51.1)
Proceeds from sales of property, plant and equipment	2.8	3.5
Business acquisitions, net cash acquired	—	(304.7)
Other investing activities	(0.4)	(1.1)
Net cash used by investing activities from continuing operations	(46.8)	(353.4)
Net cash used by investing activities from discontinued operations	(27.0)	(26.3)
Net cash used by investing activities	(73.8)	(379.7)
Cash flows from financing activities
Proceeds from issuance of debt	555.3	556.9
Payment of debt	(51.0)	(225.0)
Payment of debt issuance costs	(0.4)	(5.9)
Purchase of non-controlling interest	—	(12.6)
Payment of cash dividends to parent	(351.8)	(240.1)
Net cash provided by financing activities from continuing operations	152.1	73.3
Net cash provided by financing activities from discontinued operations	1.0	2.4
Net cash provided by financing activities	153.1	75.7
Effect of exchange rate changes on cash and cash equivalents	(3.1)	(1.5)
Net change in cash and cash equivalents	(21.3)	(161.0)
Cash and cash equivalents, beginning of period	168.2	270.8
Cash and cash equivalents, end of period	$146.9	$109.8
Supplemental disclosure of cash flow information
Cash paid for interest	$164.2	$138.1
Cash paid for taxes	$32.7	$28.7
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$5.3	$133.7

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG, Group, Inc.)
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

This report is a combined report of Spectrum Brands Holdings, Inc. (“SBH”, formerly HRG Group, Inc.) and SB/RH Holdings, LLC (“SB/RH”) (collectively, the “Company”). The notes to the condensed consolidated financial statements that follow include both consolidated SBH and SB/RH notes, unless otherwise indicated below.

NOTE 1 - DESCRIPTION OF BUSINESS

On July 13, 2018, subsequent to the period-end date of June 30, 2018 and prior to the issuance of this Quarterly Report, the Company completed the planned Spectrum Merger. Prior to the Spectrum Merger, SBH was a holding company, doing business as HRG Group, Inc. (“HRG”) and conducting its operations principally through its majority owned subsidiary.  Effective the date of the Spectrum Merger, management of the organization was assumed by its majority owned subsidiary, Spectrum Brands Holdings, Inc. (“Spectrum”, subsequently renamed Spectrum Brands Legacy, Inc.); resulting in HRG changing its name to SBH and changing the ticker of common stock traded on the New Your Stock Exchange (“NYSE”) from the symbol “HRG” to “SPB”.  See Note 4 – Acquisitions for more information pertaining to the Spectrum Merger.

Prior to the Spectrum Merger, the reportable segments consisted of (i) Consumer Products, which represented HRG’s 62.0% controlling interest in Spectrum, and (ii) Corporate and Other, which presented the holding company at HRG and other subsidiaries of HRG.  Effective the date of the merger, the manner in which management views its business activities changed to reflect the reporting segments of Spectrum.  See Note 18 – Segment Information for further discussion

Spectrum

Spectrum is a diversified global branded consumer products company. Spectrum manufactures, markets and/or distributes its products in approximately 160 countries in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), construction companies and hearing aid professionals. We enjoy strong name recognition in our regions under our various brands and patented technologies. Our diversified global branded consumer products have positions in several product categories and types. Spectrum manages the businesses in vertically integrated, product-focused segments: (i) Global Batteries & Appliances (“GBA”), (ii) Global Pet Supplies (“PET”), (iii) Home and Garden (“H&G”), (iv) Hardware & Home Improvement (“HHI”) and (v) Global Auto Care (“GAC”). Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and the financial results for all product lines within that segment.

Effective December 29, 2017, Spectrum approved a plan to explore strategic alternatives, including a planned sale of its GBA segment and is expected to be realized by December 31, 2018.  As a result, the assets and liabilities associated with GBA have been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and the respective operations of GBA have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Income and Statements of Cash Flows; and reported separately for all periods presented as the disposition represents a strategic shift that will have a major effect on the Company’s operations and financial results.  See Note 3 – Divestitures for more information on the assets and liabilities classified as held for sale and discontinued operations.  See Note 18 - Segment Information for more information pertaining to Spectrum’s segments of continuing operations.  The following table summarizes the respective product types, brands, and regions for each of the segments of continuing operations:

Segment	Products	Brands	Regions
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

SB/RH Holdings, LLC

SB/RH is a wholly owned subsidiary of Spectrum and ultimately, SBH.  SB/RH along with its wholly-owned subsidiary, Spectrum Brands, Inc. (“SBI”) issued certain debt guaranteed by domestic subsidiaries.  The reportable segments of SB/RH are consistent with the segments of Spectrum.

NOTE 1 - DESCRIPTION OF BUSINESS (continued)

HRG – Insurance Operations

On November 30, 2017, Fidelity & Guaranty Life (“FGL”), a former majority owned subsidiary of HRG, completed its merger (the “FGL Merger”) with CF Corporation and its related entities (collectively, the “CF Entities”) in accordance with its previously disclosed Agreement and Plan of Merger (the “FGL Merger Agreement”).  In addition, pursuant to a share purchase agreement, on November 30, 2017, Front Street Re (Delaware) Ltd., a wholly-owned subsidiary of HRG, sold to the CF Entities (such sale, the “Front Street Sale”) all of the issued and outstanding shares of its former wholly-owned subsidiaries, Front Street Re Cayman Ltd. and Front Street Re Ltd (collectively, “Front Street”, and together with FGL, the “Insurance Operations”). Pursuant to the share purchase agreement, on December 5, 2017, the Company repaid the $92.0 million of notes (such notes, the “HGI Energy Notes”) issued by HGI Energy, which were held directly and indirectly by Front Street and FGL. As a result of the completion of the FGL Merger and the Front Street Sale, HRG no longer has any equity interest in FGL or Front Street and HRG’s former Insurance Operations business is presented as discontinued operations for prior periods. HRG deconsolidated FGL and Front Street as of November 30, 2017.  See Note 3 – Divestitures for more information pertaining to the disposition of HRG’s former Insurance Operations business.

HRG - Salus

HRG, through its subsidiary, Salus, uses VIE for securitization activities, in which Salus transfers whole loans into a trust or other vehicle such that the assets are legally isolated from the creditors of Salus.  Assets held in a trust can only be used to settle obligations of the trust.  The creditors of these trusts typically have no recourse to Salus except in accordance with the obligations under standard representations and warranties.  When Salus is the servicer of whole loans held in a securitization trust, Salus has the power to direct the most significant activities of the trust.  Salus consolidates a whole-loan securitization trust if it has the power to direct the most significant activities and also holds securities issued by the trust or has other contractual arrangements, other than standard representations and warranties that could potentially be significant to the trust.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Fiscal Period-End

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and its majority owned subsidiaries in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation. For further information, refer to the Spectrum and SBRH historical audited consolidated financial statements and notes included in the Spectrum Annual Report on Form 10-K for the year ended September 30, 2017 as revised in Spectrum’s Current Report on Form 8-K dated March 30, 2018 to retroactively adjust for recognition of discontinued operations for the GBA divestitures, and HRG’s Annual Report on Form 10-K for the year ended September 30, 2017 as revised in HRG’s Current Report on Form 8-K dated March 30, 2018 to retroactively adjust for recognition of discontinued operations for the GBA divestitures.

HRG’s fiscal year ends on September 30 and the quarters end on the last calendar day of the months of December, March and June.  Spectrum’s fiscal year ends September 30 and reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30.  As a result, the fiscal period end date for the three and nine month periods included within this Quarterly Report for SBH is June 30, 2018, consistent to the HRG fiscal calendar, and the fiscal period end date for the three and nine month periods included within this Quarter Report for SBRH is July 1, 2018, consistent to the Spectrum fiscal calendar.  The Company did not adjust for the difference in the fiscal periods between Spectrum and HRG as such difference would be less than 93 days, pursuant to Regulation S-X Rule 3A-02.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. The ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019. We have performed a preliminary assessment over the impact of the pronouncement to the Company and are currently performing detailed assessments over the contracts with our customers and the impact to our processes and control environment. We have not measured the impact of adoption at this point in our assessment and have not concluded on the overall materiality of the impact of adoption to the Company’s consolidated financial statements and disclosures, or the method of adoption, but have not identified any matters that are considered significant for further disclosure.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses diversity in practice with the classification and presentation of certain cash receipts and cash payments in the statement of cash flows.  The amendments in this update address the classification within the statement of cash flow for debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance policies, distributions received from equity method investees, and beneficial interests in securitization transactions, among other separately identifiable cash flows when applying the predominance principle.  The ASU is applied on a retrospective basis, and will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019; with early adoption available.  We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality or timing of adoption.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which addresses diversity in practice with the classification and presentation of restricted cash in the statement of cash flow, classifying transfers between cash and restricted cash as operating, investing, or financing activities, or as a combination of those activities, in the statement of cash flows.  The amendment requires the statement of cash flows to explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents; and include with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows.  The ASU is applied on a retrospective basis, and will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019; with early adoption available.  We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality or timing of adoption.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of income. The amendment provides guidance requiring the service cost component to be recognized consistent with other compensation costs arising from service rendered by employees during the period, and all other components to be recognized separately outside of the subtotal of income from operations. The ASU is applied on a retrospective basis, and will become effective for us in the first quarter of the year ending September 30, 2019; with early adoption available.  We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality of the adoption.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815), which changes the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP, better aligning the entity’s risk management activities and financial reporting for hedging relationships. The ASU can only be applied prospectively, and will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020; with early adoption available. We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality or timing of the adoption.

During the three month period ended December 31, 2017, the Company adopted SEC Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when the registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for the transition adjustment for certain income tax effects of the Tax Cuts and Jobs Act.  See Note 16 – Income Taxes for additional discussion.

NOTE 3 – DIVESTITURES

GBA

As previously discussed in Note 1 - Basis of Presentation and Nature of Operations, GBA was classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and as discontinued operations in the accompanying Condensed Consolidated Statements of Income.  The following table summarizes the assets and liabilities of GBA classified as held for sale as of June 30, 2018 and September 30, 2017.

(in millions)	June 30, 2018	September 30, 2017
Assets
Trade receivables, net	$193.5	$260.1
Other receivables	24.7	24.0
Inventories	319.9	279.2
Prepaid expenses and other current assets	39.6	39.7
Property, plant and equipment, net	193.7	196.8
Deferred charges and other	15.3	19.3
Goodwill	344.8	348.9
Intangible assets, net	781.6	811.9
Total assets of business held for sale	$1,913.1	$1,979.9
Liabilities
Current portion of long-term debt	18.6	17.3
Accounts payable	227.1	355.9
Accrued wages and salaries	34.2	37.6
Other current liabilities	94.7	89.8
Long-term debt, net of current portion	51.2	51.7
Deferred income taxes	37.3	38.2
Other long-term liabilities	62.2	66.2
Total liabilities of business held for sale	$525.3	$656.7

NOTE 3 – DIVESTITURES (continued)

The following table summarizes the components of Income From Discontinued Operations - GBA in the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2018 and 2017.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales	$442.0	$441.0	$1,473.2	$1,464.0
Cost of goods sold	298.1	287.8	982.4	951.5
Gross profit	143.9	153.2	490.8	512.5
Operating expenses	137.3	106.2	403.3	336.6
Operating income	6.6	47.0	87.5	175.9
Interest expense	14.1	12.7	40.3	37.2
Other non-operating expense, net	3.7	0.7	4.1	0.6
(Loss) income from discontinued operations before income taxes	(11.2)	33.6	43.1	138.1
Income tax (benefit) expense	(1.7)	5.3	11.1	38.3
Net (loss) income from discontinued operations	(9.5)	28.3	32.0	99.8
Net income from discontinued operations attributable to non-controlling interest	0.1	1.7	0.1	1.5
Net (loss) income from discontinued operations attributable to controlling interest	$(9.6)	$26.6	$31.9	$98.3

Interest expense consists of interest from debt directly held by subsidiaries of the business held for sale, including interest from capital leases, and interest on Term Loans required to be paid down using proceeds received on disposal on sale of a business within 365 days with the exception for funds used for capital expenditures and acquisitions.  No impairment loss has been recognized as the fair value or expected proceeds from the disposal of the businesses are anticipated to be in excess of the asset carrying values.  During the three and nine month periods ended June 30, 2018, the Company incurred transaction costs of $24.3 million and $49.4 million, respectively, associated with the divestiture and has been recognized as a component of Income From Discontinued Operations – GBA on the Condensed Consolidated Statements of Income.  Transaction costs are expensed as incurred and include fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transactions.

Energizer Holdings, Inc.

On January 15, 2018 Spectrum entered into a definitive Acquisition Agreement (“Agreement”) with Energizer Holdings, Inc. (“Energizer”) where Energizer will acquire from Spectrum its Global Battery and Lighting (“GBL”) business for an aggregate purchase price of $2.0 billion in cash, subject to customary purchase price adjustments.

The Agreement provides that Energizer will purchase the equity of certain subsidiaries of Spectrum, and acquire certain assets and assume certain liabilities of other subsidiaries used or held for the purpose of the GBL business.

In the Agreement, Spectrum and Energizer have made customary representations and warranties and have agreed to customary covenants relating to the acquisition.  Among other things, prior to the consummation of the acquisition, Spectrum will be subject to certain business conduct restrictions with respect to its operation of the GBL business.

Spectrum and Energizer have agreed to indemnify each other for losses arising from certain breaches of the Agreement and for certain other matters.  In particular, the Spectrum has agreed to indemnify Energizer for certain liabilities relating to the assets retained by Spectrum, and Energizer has agreed to indemnify Spectrum for certain liabilities assumed by Energizer, in each case as described in the Agreement.

Spectrum and Energizer have agreed to enter into related agreements ancillary to the acquisition that will become effective upon the consummation of the acquisition, including a customary transition services agreement and reverse transition services agreement.

The consummation of the acquisition is subject to certain customary conditions, including, among other things, (i) the absence of a material adverse effect on GBL, (ii) the expiration or termination of required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the receipt of certain other antitrust approvals in certain specified foreign jurisdictions (the conditions contained in (ii) and (iii) together, the “Antitrust Conditions”), (iv) the accuracy of the representations and warranties of the parties generally subject to a customary material adverse effect standard (as described in the Agreement) or other customary materiality qualifications), (v) the absence of governmental restrictions on the consummation of the acquisition in certain jurisdictions, and (vi) material compliance by the parties with their respective covenants and agreements under the Agreement.  The consummation of the transaction is not subject to any financing condition.  On March 29, 2018, the Federal Trade Commission allowed the expiration of the 30-day Hart-Scott-Rodino waiting period, which in effect provides US regulatory approval of the sale.  We are proceeding with other required international regulatory approvals and continue to expect the transaction to be consummated prior to December 31, 2018.

The Agreement also contains certain termination rights, including the right of either party to terminate the Agreement if the consummation of the acquisition has not occurred on or before July 15, 2019 (the “Termination Date”).  Further, if the acquisition has not been consummated by the Termination Date and all conditions precedent to Energizer’s obligation to consummate the acquisition have otherwise been satisfied except for one or more of the Antitrust Conditions, then Energizer would be required to pay Spectrum a termination fee of $100 million.

The GBL business is a component of GBA, which also includes shared operations and assets of the remaining components of the segment consisting of the Home and Personal Care (“HPC”) business.  Spectrum is actively marketing the HPC business with interested parties for a separate transaction(s) expected to be entered into and consummated prior to December 31, 2018.

NOTE 3 – DIVESTITURES (continued)

HRG - Insurance Operations

On November 30, 2017, Fidelity and Guaranty Life (“FGL”) completed the FGL Merger pursuant to which, except for certain shares specified in the FGL Merger Agreement, each issued and outstanding share of common stock of FGL was automatically canceled and converted into the right to receive $31.10 in cash, without interest. The total consideration received by HRG Group Inc. as a result of the completion of the FGL Merger was $1,518.3 million.

Also on November 30, 2017, Front Street Re (Delaware) Ltd. Sold to the CF Entities all of the issued and outstanding shares of Front Street for $65 million, which is subject to reduction for customary transaction expenses.  In addition, $6.5 million of the purchase price was deposited in escrow for a period of 15 months to support any indemnification claims that might be made (if any) by the CF entities.

The operations of FGL were classified as held for sale in the accompanying Condensed Consolidated Statement of Financial Position at September 30, 2017 and as discontinued operations through November 30, 2017 in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

Additionally, HRG, FS Holdco II Ltd. (“FS Holdco”) and the CF Entities entered into an agreement (the “338 Agreement”) on May 24, 2017 pursuant to which the CF Entities agreed that FS Holdco may, at its option, cause the relevant CF Entity and FS Holdco to make a joint election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, with respect to the FGL Merger and the deemed share purchases of FGL’s subsidiaries (the “338 Tax Election”). Pursuant to the 338 Agreement, if FS Holdco elects to make the 338 Tax Election, FS Holdco and/or CF Corporation will be required to make a payment for the election to the other. On March 8, 2018, FS Holdco exercised the 338 Tax Election and the CF Entities were required to pay FS Holdco $26.6 million during the three month period ended June 30, 2018.

The following table summarizes the major categories of assets and liabilities of FGL classified as held for sale in the accompanying Condensed Consolidated Statement of Financial Position as of September 30, 2017.

(in millions)	September 30, 2017
Assets
Investments, including loans and receivables from affiliates	$23,211.1
Funds withheld receivables	742.7
Cash and cash equivalents	914.5
Accrued investment income	231.3
Reinsurance recoverable	2,358.8
Deferred acquisition costs and value of business acquired, net	1,163.6
Other assets	125.4
Write-down of assets of businesses held for sale to fair value less cost to sell	(421.2)
Total assets of business held for sale	$28,326.2
Liabilities
Insurance reserves	24,989.6
Debt	405.0
Accounts payable and other current liabililtes	56.2
Deferred tax liabilities	68.0
Other long-term liabilities	831.9
Total liabilities of business held for sale	$26,350.7

The following table summarizes the components of Income from Discontinued Operations – HRG Insurance Operations, in the accompanying Condensed Consolidated Statements of Income for the two month period ended November 30, 2017 and the three and nine month periods ended June 30, 2017.

	Two Months ended	Three months ended	Nine months ended
(in millions)	November 30, 2017	June 30, 2017	June 30, 2017
Revenues:
Insurance premiums	$6.8	$12.7	$27.0
Net investment income	181.9	269.4	778.6
Net investment gains	154.8	102.8	237.5
Other	35.1	44.0	127.6
Total revenues	378.6	428.9	1,170.7
Operating costs and expenses:
Benefits and other changes in policy reserves	241.3	266.0	575.4
Selling, acquisition, operating and general expenses	52.8	42.7	109.1
Amortization of intangibles	35.8	53.5	210.0
Total operating costs and expenses	329.9	362.2	894.5
Operating income	48.7	66.7	276.2
Interest expense and other	4.0	6.1	18.2
(Write-down) write-up of assets of business held for sale to fair value less cost to sell	(14.2)	(36.1)	35.6
Reclassification of accumulated other comprehensive income	445.9	—	—
Income from discontinued operations before income taxes	476.4	24.5	293.6
Income tax expense	16.5	16.8	98.2
Net income from discontinued operations	459.9	7.7	195.4
Net income from discontinued operations attributable to non-controlling interest	5.4	4.1	31.6
Net income from discontinued operations attributable to controlling interest	$454.5	$3.6	$163.8

NOTE 3 – DIVESTITURES (continued)

Property, Plant, and Equipment and long-lived assets classified as held for sale are measured at the lower of their carrying value or fair value less cost to sell.  As of September 30, 2017, the carrying value of HRG’s interest in FGL and Front Street exceeded their respective estimated fair value less cost to sell by $402.2 million and $19.0 million, respectively. The higher carrying value of FGL was primarily due to the increase in unrealized gains, net of offsets in FGL’s investment portfolio, with the effects of the unrealized gains, net of offsets, being recorded in accumulated other comprehensive income. Upon the completion of the FGL Merger, HRG deconsolidated its ownership interest in FGL, which resulted in the reclassification of $445.9 million of accumulated other comprehensive income attributable from FGL to income from discontinued operations during the nine months ended June 30, 2018.  Additionally, subsequent to the close of the FGL Merger, the Company recognized a $5.9 million tax benefit allocated to HRG insurance operations discontinued operations during the three month period ended June 30, 2018, associated with the reversal of valuation allowance realized with the completion of the Spectrum Merger.

NOTE 4 – ACQUISITIONS

Spectrum Merger

Effective July 13, 2018, subsequent to the fiscal period end date of June 30, 2018 and prior to the issuance of this Quarterly Report, the Company completed the planned Spectrum Merger. Prior to the Spectrum Merger, the Company was a holding company, doing business as HRG and conducting its operations principally through its majority owned subsidiaries.

In accordance with the Agreement and Plan of Merger (the “Merger Agreement”), HRG, through, HRG SPV Sub I, Inc., a Delaware corporation and direct wholly owned subsidiary of HRG (“Merger Sub”) merged with and into Spectrum, with Spectrum continuing as a wholly owned subsidiary of HRG.  The certificate of incorporation of HRG was amended and restated, pursuant to which, among other things, the corporate name of HRG was changed to “Spectrum Brands Holdings, Inc.”, the Board of Directors of Spectrum were designated as the Board of Directors of the Company with an individual to be designated by Leucadia National Corporation (“Leucadia”) and the officers of Spectrum became officers of the Company.  Further, HRG will subsequently operate under the name of Spectrum Brands Holdings, Inc. and the NYSE tick symbol of HRG Common Stock will be “SPB”.

Immediately prior to the close of the Spectrum Merger, each issued and outstanding share of HRG common stock was, by means of a reverse stock split, combined into a fraction of a share of HRG Common Stock equal to (i) the number of shares of common stock, par value $0.01 per share, of Spectrum common stock held by HRG and its subsidiaries, adjusted for HRG’s net indebtedness as of closing, certain transaction expenses of HRG that are unpaid as of closing and a $200.0 million upward adjustment, divided by (ii) as of immediately prior to the reverse stock split, the number of outstanding shares of HRG common stock on a fully-diluted basis.  Each share of Spectrum common stock issued and outstanding (other than shares held in treasury of Spectrum or held by HRG) were converted into the right to receive one share of newly issued HRG common stock and exchanged for HRG common stock.  The weighted average shares and earnings per share data on the Condensed Consolidated Statements of Income were retrospectively adjusted to reflect the impact of the reverse stock split for all periods presented.  See Note 19 – Earnings Per Share - SBH for further detail on the conversion rate and reverse stock split.

Each restricted stock award, restricted stock unit and performance stock unit granted under an equity plan of Spectrum, whether vested or unvested, were assumed by the Company and automatically converted into a corresponding equity-based award in the Company with the right to hold or acquire shares of common stock equal to the number of shares of Spectrum common stock previously underlying such award. Each new award is subject to the same terms and conditions as the corresponding Spectrum award. The Company will assume all rights and obligations in respect of each equity-based plan of Spectrum.

Prior to the close, each stock option, warrant and restricted stock award granted under an equity-based plan of HRG outstanding and unvested immediately prior to the closing became fully vested and each stock option and warrant became exercisable. Each exercisable award that is unexercised shall be adjusted (including to give effect to the reverse stock split) and shall remain outstanding, subject to the same terms and conditions as applied to the corresponding award. Immediately prior to the reverse stock split, each HRG restricted stock award shall become fully vested and be treated as a share of HRG common stock for purposes of the reverse stock split and the Merger.

The Spectrum Merger will be accounted for as an acquisition of a non-controlling interest under Accounting Standard Codification Topic 810-10 by the Company in the period subsequent to the period end date of June 30, 2018.  As previously discussed, the presentation of the Company’s condensed consolidated financial statements and certain notes to the condensed consolidated financial statements for the fiscal period ended June 30, 2018 have been updated to reflect the presentation of Spectrum’s historical financial statements.

During the three and nine month periods ended June 30, 2018, the Company incurred costs of $3.1 million and $22.0 million, respectively, associated with the Spectrum Merger.  During the three and nine month periods ended June 30, 2017, the Company incurred costs of $1.4 million and $4.2 million associated with the Spectrum Merger.  At the time of close, on July 13, 2018, the Company recognized and paid $29.8 million in transaction fees consisting of contingent financial advisors and investment bankers fees, legal costs, and outstanding compensation and bonus payments.

Acquisition & Integration Costs

The following summarizes acquisition and integration related charges, excluding costs associated with the Spectrum Merger previously discussed, for the three and nine month periods ended June 30, 2018 and 2017:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
HHI Business	$0.9	$1.8	$5.5	$5.7
PetMatrix	0.8	1.7	4.5	2.0
Armored AutoGroup	—	0.3	0.6	2.1
Other	0.6	1.4	1.4	1.8
Total acquisition and integration related charges	$2.3	$5.2	$12.0	$11.6

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

NOTE 5 - RESTRUCTURING AND RELATED CHARGES

PET Rightsizing Initiative – During the second quarter of the year ended September 30, 2017, the Company implemented a rightsizing initiative within Spectrum’s PET segment to streamline certain operations and reduce operating costs. The initiative includes headcount reductions and the rightsizing of certain facilities. Total costs associated with this initiative are expected to be approximately $16 million, of which $15.3 million has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.

HHI Distribution Center Consolidation – During the second quarter of the year ended September 30, 2017, the Company implemented an initiative within Spectrum’s HHI segment to consolidate certain operations and reduce operating costs. The initiative includes headcount reductions and the exit of certain facilities. Total costs associated with the initiative are expected to be approximately $77 million, of which $67.8 million has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.

GAC Business Rationalization Initiatives – During the third quarter of the year ended September 30, 2016, the Company implemented a series of initiatives within Spectrum’s GAC segment to consolidate certain operations and reduce operating costs. These initiatives included headcount reductions and the exit of certain facilities. Total costs associated with these initiatives are expected to be approximately $48 million, of which $43.1 million has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.

Other Restructuring Activities – The Company is entering or may enter into small, less significant initiatives and restructuring activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial, and occur over a shorter time period (less than 12 months).

The following summarizes restructuring and related charges for the three and nine month periods ended June 30, 2018 and 2017:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
HHI distribution center consolidation	$11.6	$9.0	$40.4	$9.1
GAC business rationalization initiative	6.3	12.8	13.5	19.8
PET rightsizing initiative	3.1	2.2	7.1	2.8
Other restructuring activities	4.4	(2.8)	8.0	(0.4)
Total restructuring and related charges	$25.4	$21.2	$69.0	$31.3
Reported as:
Cost of goods sold	$4.9	$11.2	$9.9	$16.4
Operating expense	20.5	10.0	59.1	14.9

The following is a summary of restructuring and related charges for the three and nine month periods ended June 30, 2018 and 2017 and cumulative costs for current restructuring initiatives as of June 30, 2018, by cost type:

	Termination	Other
(in millions)	Benefits	Costs	Total
For the three month period ended June 30, 2018	$1.6	$23.8	$25.4
For the three month period ended June 30, 2017	2.4	18.8	21.2
For the nine month period ended June 30, 2018	6.8	62.2	69.0
For the nine month period ended June 30, 2017	4.5	26.8	31.3
Cumulative costs through June 30, 2018	17.8	116.8	134.6
Future costs to be incurred	0.4	16.0	16.4

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

The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type for the nine month periods ended June 30, 2018.

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2017	$7.2	$9.8	$17.0
Provisions	4.4	2.6	7.0
Cash expenditures	(7.8)	(8.2)	(16.0)
Non-cash items	—	—	—
Accrual balance at June 30, 2018	$3.8	$4.2	$8.0

The following summarizes restructuring and related charges by segment for the three and nine month periods ended June 30, 2018 and 2017, cumulative costs incurred through June 30, 2018, and future expected costs to be incurred by Spectrum’s segments of continuing operations:

(in millions)	HHI	PET	H&G	GAC	Corporate	Total
For the three month period ended June 30, 2018	$12.0	$3.7	$0.1	$7.6	$2.0	$25.4
For the three month period ended June 30, 2017	6.2	2.0	—	12.8	0.2	21.2
For the nine month period ended June 30, 2018	40.8	8.1	0.3	14.7	5.1	69.0
For the nine month period ended June 30, 2017	7.7	3.7	—	19.8	0.1	31.3
Cumulative costs through June 30, 2018	68.2	16.3	0.3	44.3	5.5	134.6
Future costs to be incurred	10.1	0.5	—	4.5	1.3	16.4

NOTE 6 - RECEIVABLES AND CONCENTRATION OF CREDIT RISK

The allowance for uncollectible receivables as of June 30, 2018 and September 30, 2017 was $28.6 million and $23.5 million, respectively. The Company has a broad range of customers including many large retail outlet chains, three of which exceed 10% of consolidated Net Sales and/or Trade Receivables. These three customers represented 40% and 39% of net sales for the three and nine month periods ended June 30, 2018 and 39% and 38% of net sales for the three and nine month periods ended June 30, 2017; and 29% and 36% of Trade Receivables at June 30, 2018 and September 30, 2017, respectively.

NOTE 7 - INVENTORIES

Inventories consist of the following:

(in millions)	June 30, 2018	September 30, 2017
Raw materials	$104.2	$95.7
Work-in-process	44.1	35.5
Finished goods	398.4	365.1
	$546.7	$496.3

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

(in millions)	June 30, 2018	September 30, 2017
Land, buildings and improvements	$148.7	$146.6
Machinery, equipment and other	406.1	380.8
Capital leases	211.7	210.2
Construction in progress	37.8	40.4
Property, plant and equipment	$804.3	$778.0
Accumulated depreciation	(309.5)	(274.1)
Property, plant and equipment, net	$494.8	$503.9

Depreciation expense from property, plant and equipment for the three month periods ended June 30, 2018 and 2017 was $17.9 million and $17.3 million, respectively; and for the nine month periods ended June 30, 2018 and 2017 was $55.7 million and $48.3 million, respectively.

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

Goodwill, Spectrum segments, consists of the following:

(in millions)	HHI	PET	H&G	GAC	Total
As of September 30, 2017	$708.7	$437.1	$196.5	$934.8	$2,277.1
Foreign currency impact	(5.4)	(1.7)	—	(0.6)	(7.7)
As of June 30, 2018	$703.3	$435.4	$196.5	$934.2	$2,269.4

Certain tradename intangible assets have an indefinite life and are not amortized. The balance of tradenames not subject to amortization was $1,021.8 million and $1,024.3 million as of June 30, 2018 and September 30, 2017, respectively. There was no impairment loss on indefinite-lived trade names for the three and nine month periods ended June 30, 2018 and 2017.  The carrying value and accumulated amortization for definite lived intangible assets subject to amortization are as follows:

	June 30, 2018			September 30, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$668.1	$(249.3)	$418.8	$671.7	$(222.3)	$449.4
Technology assets	194.6	(73.1)	121.5	194.6	(59.7)	134.9
Tradenames	5.8	(3.1)	2.7	18.5	(15.1)	3.4
Total	$868.5	$(325.5)	$543.0	$884.8	$(297.1)	$587.7

The range and weighted average useful lives for definite-lived intangible assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 - 20 years	17.9 years
Technology assets	6 - 18 years	11.4 years
Tradenames	5 - 13 years	6.2 years

Amortization expense from intangible assets for the three month periods ended June 30, 2018 and 2017 was $14.4 million and $15.6 million, respectively, and for the nine month periods ended June 30, 2018 and 2017 was $43.8 million and $46.1 million, respectively. Excluding the impact of any future acquisitions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2018	$57.5
2019	57.4
2020	55.0
2021	49.7
2022	48.0

NOTE 10 - DEBT

Debt consists of the following:

	SBH				SB/RH
	June 30, 2018		September 30, 2017		July 1, 2018		September 30, 2017
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Spectrum Brands Inc.
Term Loan, variable rate, due June 23, 2022	$1,234.8	4.2%	$1,244.2	3.4%	$1,234.8	4.2%	$1,244.2	3.4%
CAD Term Loan, variable rate, due June 23, 2022	32.4	5.3%	59.0	4.9%	32.4	5.3%	59.0	4.9%
4.00% Notes, due October 1, 2026	491.7	4.0%	500.9	4.0%	491.7	4.0%	500.9	4.0%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	250.0	6.1%	250.0	6.1%
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	570.0	6.6%	570.0	6.6%
Revolver Facility, variable rate, expiring March 6, 2022	545.5	4.6%	—	—%	545.5	4.6%	—	—%
Other notes and obligations	3.4	7.9%	4.7	8.0%	3.4	7.9%	4.7	8.0%
Obligations under capital leases	196.9	5.7%	199.7	5.7%	196.9	5.7%	199.7	5.7%
Total Spectrum Brands, Inc. debt	4,324.7		3,828.5		4,324.7		3,828.5
Spectrum Brands Holdings, Inc. (formerly HRG)
HRG - 7.875% Senior Secured Notes, due July 15, 2019	—	—%	864.4	7.9%	—	—%	—	—%
HRG - 7.75% Senior Unsecured Notes, due January 15, 2019	890.0	7.8%	890.0	7.8%	—	—%	—	—%
HGI Funding - 2017 Loan, due July 13, 2018	50.0	3.7%	50.0	3.7%	—	—%	—	—%
HGI Energy - notes due June 30, 2018	—	—%	92.0	1.5%	—	—%	—	—%
Salus - unaffiliated long-term debt of consolidated VIE	76.6	—%	28.9	—%	—	—%	—	—%
Salus - long term debt of consolidated VIE with FGL	—	—%	48.1	—%	—	—%	—	—%
Total SBH debt	5,341.3		5,801.9		4,324.7		3,828.5
Unamortized discount on debt	(20.7)		(20.7)		(2.9)		(3.7)
Debt issuance costs	(60.4)		(76.1)		(47.5)		(53.1)
Less current portion	(70.8)		(161.4)		(20.8)		(19.4)
Long-term debt, net of current portion	$5,189.4		$5,543.7		$4,253.5		$3,752.3

Spectrum Brands Inc.

The Term Loans and Revolver Facility are subject to variable interest rates, (i) the USD Term Loan is subject to either adjusted LIBOR (International Exchange London Interbank Offered Rate), plus margin of 2.00% per annum, or base rate plus margin of 1.00% per annum, (ii) the CAD Term Loan is subject to either CDOR (Canadian Dollar Offered Rate), subject to a 0.75% floor plus 3.50% per annum, or base rate with a 1.75% floor plus 2.50% per annum, (iii) the Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.25% per annum, or base rate plus margin ranging from 0.75% to 1.25% per annum.

On March 28, 2018, the Company entered into a fifth amendment to the Credit Agreement, expanding the overall capacity of the Revolver Facility by $100 million to $800 million. As a result of borrowings and payments under the Revolver Facility, at June 30, 2018, the Company had borrowing availability of $234.5 million, net outstanding letters of credit of $18.0 million and $2.0 million allocated to a foreign subsidiary.

SBH (formerly HRG)

On January 16, 2018, HRG redeemed all $864.4 million outstanding principal amount of its 7.875% Senior Secured Notes due 2019 at a redemption price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

On January 13, 2017, HRG, through a wholly-owned subsidiary of HGI Funding, entered into a loan agreement, pursuant to which it may borrow up to an aggregate amount of $150.0 million (the “2017 Loan”). The 2017 Loan bears interest at an adjusted International Exchange London Interbank Offered Rate (“LIBOR”), plus 2.35% per annum, payable quarterly and a commitment fee of 75 bps. During the nine months ended June 30, 2018, the 2017 Loan was terminated by the borrower.

On December 5, 2017, HRG Group Inc. paid off the $92.0 million aggregate principal amount of the HGI Energy Notes, which were previously held by FGL.

On July 13, 2018, subsequent to June 30, 2018, the Company paid of the $50.0 million aggregate principal amount of the HGI Funding loan prior to the close of the Spectrum Merger.

In February 2013, September 2013 and February 2015, Salus completed a collateralized loan obligation (“CLO”) securitization of up to $578.5 million notional aggregate principal amount. At June 30, 2018 and September 30, 2017, the outstanding notional aggregate principal amount of $76.6 million and $28.9 million, respectively, was taken up by unaffiliated entities, including HRG former subsidiary, FGL, and consisted entirely of subordinated debt in both periods.  As of September 30, 2017, there was $48.1 million taken up by FGL and included in Assets of Businesses Held for Sale in the accompanying Condensed Consolidated Statement of Financial Position. The CLO subordinated debt is non-recourse to the Company. The obligations of the securitization is secured by the assets of the variable interest entity, primarily asset-based loan receivables and carry residual interest subject to maintenance of certain covenants. Due to losses incurred in the CLO, at June 30, 2018, and September 30, 2017, the CLO was not accruing interest on the subordinated debt.

NOTE 11 - DERIVATIVES

Cash Flow Hedges

Interest Rate Swaps. The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated Other Comprehensive Income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest from the underlying debt to which the swap is designated. Due to the expected settlement of the Company’s Term Loan using proceeds from the GBA divestitures, as discussed in Note 3- Divestitures, a portion of the projected cash flows was no longer deemed probable and therefore de-designated a portion of the hedge as ineffective.  At June 30, 2018 and September 30, 2017, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.76% for a notional principal amount of $300.0 million through May 2020. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $1.4 million, net of tax. The Company’s interest rate swap derivative financial instruments at June 30, 2018 and September 30, 2017 are as follows:

	June 30, 2018		September 30, 2017
(in millions)	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	1.9	$300.0	2.6

Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At June 30, 2018, the Company had a series of brass swap contracts outstanding through November 2019. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $0.1 million, net of tax. The Company had the following commodity swap contracts outstanding as of June 30, 2018 and September 30, 2017.

	June 30, 2018		September 30, 2017
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Brass swap contracts	1.0 Tons	$5.4	1.3 Tons	$6.6

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Income. At June 30, 2018, the Company had a series of foreign exchange derivative contracts outstanding through December 2019. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $0.5 million, net of tax. At June 30, 2018 and September 30, 2017, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $61.5 million and $67.5 million, respectively.

Net Investment Hedge

On September 20, 2016, SBI issued €425 million aggregate principle amount of 4.00% Notes. See Note 10 - Debt for further detail. The 4.00% Notes are denominated in Euros and have been designated as a net investment hedge of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized as AOCI with any ineffective portion recognized as foreign currency translation gains or losses on the statement of income when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of June 30, 2018, the hedge was fully effective and no ineffective portion was recognized in earnings.

Derivative Contracts Not Designated as Hedges for Accounting Purposes

Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars, Hong Kong Dollars or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At June 30, 2018, the Company had a series of forward exchange contracts outstanding through July 2018. At June 30, 2018 and September 30, 2017, the Company had $76.9 million and $62.9 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.

NOTE 11 – DERIVATIVES (continued)

Fair Value of Derivative Instruments

The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	June 30, 2018	September 30, 2017
Derivative Assets
Commodity swaps - designated as hedge	Other receivables	$0.1	$0.6
Interest rate swaps - designated as hedge	Other receivables	2.0	—
Interest rate swaps - designated as hedge	Deferred charges and other	1.6	0.4
Foreign exchange contracts - designated as hedge	Other receivables	0.7	—
Foreign exchange contracts - designated as hedge	Deferred charges and other	—	0.2
Foreign exchange contracts - not designated as hedge	Other receivables	0.2	0.3
Total Derivative Assets		$4.6	$1.5
Derivative Liabilities
Commodity swaps - designated as hedge	Accounts payable	$0.2	$—
Interest rate swaps - designated as hedge	Other current liabilities	—	0.5
Interest rate swaps - designated as hedge	Accrued interest	(0.3)	0.2
Foreign exchange contracts - designated as hedge	Accounts payable	0.1	2.3
Foreign exchange contracts - designated as hedge	Other long term liabilities	—	0.3
Total Derivative Liabilities		$—	$3.3

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant as of June 30, 2018 and September 30, 2017.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of June 30, 2018 and September 30, 2017, there was no cash collateral outstanding. In addition, as of June 30, 2018 and September 30, 2017, the Company had no posted standby letters of credit related to such liability positions.

The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three month periods ended June 30, 2018 and 2017, pretax:

	Effective Portion
				Reclassified to	Ineffective portion
Three month period ended	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
June 30, 2018 (in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$0.6	Interest expense	$—	$0.3	Interest expense	$—	$0.3
Commodity swaps	(3.1)	Cost of goods sold	0.1	0.5	Cost of goods sold	—	—
Net investment hedge	31.1	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	(0.1)	Net sales	—	—	Net sales	—	—
Foreign exchange contracts	12.1	Cost of goods sold	(0.2)	(2.0)	Cost of goods sold	—	—
Total	$40.6		$(0.1)	$(1.2)		$—	$0.3

	Effective Portion
				Reclassified to	Ineffective portion
Three month period ended	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
June 30, 2017 (in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$(1.1)	Interest expense	$—	$(0.3)	Interest expense	$—	$—
Commodity swaps	(0.5)	Cost of goods sold	0.1	1.2	Cost of goods sold	—	—
Net investment hedge	(32.6)	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	0.2	Net sales	—	—	Net sales	—	—
Foreign exchange contracts	(10.3)	Cost of goods sold	0.2	1.1	Cost of goods sold	—	—
Total	$(44.3)		$0.3	$2.0		$—	$—

NOTE 11 – DERIVATIVES (continued)

The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the nine month periods ended June 30, 2018 and 2017, pretax:

	Effective Portion
				Reclassified to	Ineffective portion
Nine month period ended	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
June 30, 2018 (in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$4.3	Interest expense	$—	$0.6	Interest expense	$—	$1.0
Commodity swaps	(1.9)	Cost of goods sold	0.8	3.0	Cost of goods sold	—	—
Net investment hedge	9.3	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	(0.1)	Net sales	0.1	—	Net sales	—	—
Foreign exchange contracts	9.8	Cost of goods sold	(0.6)	(10.9)	Cost of goods sold	—	—
Total	$21.4		$0.3	$(7.3)		$—	$1.0

	Effective Portion
				Reclassified to	Ineffective portion
Nine month period ended	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
June 30, 2017 (in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$(1.0)	Interest expense	$—	$(1.0)	Interest expense	$—	$—
Commodity swaps	3.3	Cost of goods sold	0.4	3.4	Cost of goods sold	—	—
Net investment hedge	(9.3)	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	0.3	Net sales	—	—	Net sales	—	—
Foreign exchange contracts	(4.4)	Cost of goods sold	0.2	8.2	Cost of goods sold	—	—
Total	$(11.1)		$0.6	$10.6		$—	$—

The following summarizes the loss associated with derivative contracts not designated as hedges in the Condensed Consolidated Statements of Income for the three and nine month periods ended June 30, 2018 and 2017:

		Three Months Ended		Nine Months Ended
(in millions)	Line Item	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Foreign exchange contracts	Other non-operating expense (income)	$4.4	$(4.6)	$1.7	$(1.3)

\

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year.  The Company’s consolidated assets and liabilities measured at fair value are summarized according to the fair value hierarchy as follows:  The fair value of derivative instruments as of June 30, 2018 and September 30, 2017 are as follows (see Note 11 - Derivatives for additional detail).

	June 30, 2018					September 30, 2017
					Carrying					Carrying
(in millions)	Level 1	Level 2	Level 3	Fair Value	Amount	Level 1	Level 2	Level 3	Fair Value	Amount
Derivative Assets	$—	$4.6	$—	$4.6	$4.6	$—	$1.5	$—	$1.5	$1.5
Derivative Liabilities	—	—	—	—	—	—	3.3	—	3.3	3.3
Debt - SBH	—	5,368.2	—	5,368.2	5,260.2	—	5,839.0	92.0	5,931.0	5,705.1
Debt - SB/RH	—	4,321.8	—	4,321.8	4,274.3	—	3,972.8	—	3,972.8	3,771.7

The fair value measurements of the Company’s debt are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data.  See Note 10 – Debt for additional detail on outstanding debt of SBH and SB/RH.  See Note 11 – Derivatives for additional detail on derivative assets and liabilities.  The carrying value of cash and cash equivalents, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities. Goodwill, intangible assets and other long-lived assets are tested annually or more frequently if an event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3).

NOTE 13 - EMPLOYEE BENEFIT PLANS

Spectrum Defined Benefit Plans

The net periodic benefit cost for the Spectrum defined benefit plans for the three and nine month periods ended June 30, 2018 and 2017 are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Service cost	$0.5	$0.7	$1.5	$2.0
Interest cost	0.5	0.4	1.4	1.1
Expected return on assets	(0.4)	(0.4)	(1.1)	(1.0)
Recognized net actuarial loss	0.3	0.5	0.8	1.6
Net periodic benefit cost	$0.9	$1.2	$2.6	$3.7
Weighted average assumptions
Discount rate	1.13 - 7.50%	1.00 - 8.68%	1.13 - 7.50%	1.00 - 8.68%
Expected return on plan assets	1.13 - 3.50%	1.00 - 3.50%	1.13 - 3.50%	1.00 - 3.50%
Rate of compensation increase	1.37 - 7.00%	2.25 - 7.00%	1.37 - 7.00%	2.25 - 7.00%

Amounts reclassified from AOCI associated with employee benefit plan costs and recognized on the Condensed Consolidated Statements of Income for the three and nine month periods ended June 30, 2018 and 2017 were as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Cost of goods sold	$0.1	$0.3	$0.4	$1.0
Selling expenses	0.1	0.2	0.3	0.5
General and administrative expenses	0.1	0.1	0.1	0.2
Amounts reclassified from AOCI to continuing operations	$0.3	$0.6	$0.8	$1.7
Amounts reclassified from AOCI to discontinued operations	$0.5	$0.8	$1.6	$2.3

Contributions to its pension and defined benefit plans, including discretionary amounts, for the three month periods ended June 30, 2018 and 2017 was $1.0 million, and for the nine month periods ended June 30, 2018 and 2017 were $2.8 million and $2.3 million, respectively.

HRG Defined Benefit Plans

HRG had a noncontributory defined benefit pension plan (the “HRG Pension Plan”) covering certain of its former U.S. employees. During the fiscal year ended September 30, 2016, the HRG Pension Plan was frozen which caused all existing participants to become fully vested in their benefits. On November 15, 2017, HRG’s Board of Directors approved the termination of the HRG Pension Plan. The HRG Pension Plan’s termination date was February 15, 2018.  As of June 30, 2018 and September 30, 2017, the HRG Pension Plan’s unfunded projected benefit obligation was $4.5 million and $4.2 million, respectively.  HRG recognized an accrual of $1.6 million for the estimated additional cost to settle above the unfunded benefit obligation.  Spectrum is expected to purchase annuity contracts before the year ended September 30, 2018 to settle the obligation to HRG Pension Plan participants.

Additionally, HRG had an unfunded supplemental pension plan (the “Supplemental Plan”) which provides supplemental retirement payments to certain former senior executives of HRG. The amounts of such payments equal the difference between the amounts received under the HRG Pension Plan and the amounts that would otherwise be received if HRG Pension Plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by Federal law. Effective December 1994, the Supplemental Plan was frozen.

NOTE 14 - SHARE BASED COMPENSATION

Share based compensation expense is recognized as General and Administrative Expenses on the Condensed Consolidated Statements of Income and consists of costs from the Spectrum equity plan and the HRG equity plan.  The following is a summary of share based compensation expense for the three and nine month periods ended June 30, 2018 and 2017.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Spectrum equity plan	$4.9	$4.4	$5.3	$23.9
HRG equity plan	0.4	0.6	1.1	4.6
SBH share based compensation expense	5.3	5.0	6.4	28.5
SB/RH share based compensation expense	4.5	3.9	4.0	21.6

Spectrum

The following summary of the activity in Spectrum RSUs during the nine month period ended June 30, 2018:

	Spectrum			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
Time-based grants	0.1	$111.31	$11.0	0.1	$112.33	$9.6
Performance-based grants
Vesting in less than 24 months	0.1	109.10	12.9	0.1	109.10	12.9
Vesting in more than 24 months	0.1	109.45	12.6	0.1	109.45	12.6
Total performance-based grants	0.2	$109.27	$25.5	0.2	$109.27	$25.5
Total grants	0.3	$109.88	$36.5	0.3	$110.09	$35.1

	Spectrum			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
At September 30, 2017	0.8	$114.67	$87.2	0.7	$116.32	$82.4
Granted	0.3	109.88	36.5	0.3	110.09	35.1
Forfeited	(0.1)	116.13	(10.0)	(0.1)	116.13	(10.0)
Vested	(0.5)	113.21	(55.1)	(0.4)	114.19	(50.9)
At June 30, 2018	0.5	$112.74	$58.6	0.5	$114.27	$56.6

In addition to RSUs, Spectrum also provides for a portion of its annual management incentive compensation plan to be paid in common stock of the Company, in lieu of cash payment, and is considered a liability plan.  Share based compensation expense associated with the annual management incentive plan was $3.2 million and $1.9 million for the three month periods ended June 30, 2018 and 2017, respectively, and $6.4 million and $5.7 million for the nine month periods ended June 30, 2018 and 2017, respectively.  The remaining unrecognized pre-tax compensation cost for SBH and SB/RH at June 30, 2018 was $1.6 million and $1.2 million, respectively.  Effective the close of the Spectrum Merger, all outstanding awards under the Spectrum plan are modified and the underlying Spectrum shares are exchanged for shares in SBH.

HRG

The following is a summary of HRG share-based awards during the nine month period ended June 30, 2018:

	Stock Options			Warrants			Restricted Stock Awards
		Weighted	Weighted		Weighted	Weighted		Weighted	Fair
		Average	Average		Average	Average		Average	Value
		Exercise	Grant Date		Exercise	Grant Date		Grant Date	at Grant
(in millions, except per share data)	Options	Price	Fair Value	Units	Price	Fair Value	Shares	Fair Value	Date
As of September 30, 2017	4.0	$9.69	$3.88	0.6	$13.13	$3.22	0.1	$13.36	$1.9
Granted	—	—	—	—	—	—	0.1	16.85	0.4
Exercised	(2.5)	(8.38)	(3.33)	(0.6)	(13.13)	(3.22)	(0.1)	(13.56)	(1.9)
Outstanding at June 30, 2018	1.5	$11.82	$4.78	—	$—	$—	0.1	$16.85	$0.4
Vested/Exercisable at June 30, 2018	1.3	11.09	$4.53

During the nine month period ended June 30, 2018, HRG stock option awards with a total fair value of $0.8 million vested. The intrinsic value of HRG share options exercised during the nine month period ended June 30, 2018 was $21.5 million, which HRG received $19.9 million in cash settlement. The remaining unrecognized pre-tax compensation cost for HRG at June 30, 2018 was $0.3 million.  Effective the close of the Spectrum Merger, all HRG awards become fully vested and exercisable.

NOTE 15 - INCOME TAXES

The effective tax rate for the three and nine month periods ended June 30, 2018 and 2017 was as follows:

	Three Month Periods Ended		Nine Month Periods Ended
Effective tax rate	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
SBH	(518.9%)	83.7%	2,192.9%	1,583.9%
SB/RH	22.8%	27.9%	(111.7)%	33.6%

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries and imposing a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.  The Company’s applicable U.S. statutory tax rate for Fiscal 2018 will be approximately 24.5%.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $206.7 million tax benefit in the Company’s net income from continuing operations for the three month period ended December 31, 2017. The Company reduced the provisional tax benefit by $8.0 million in the three month period ended June 30, 2018 to reflect additional information regarding the Fiscal 2018 reversing temporary differences. The Company determined the impact of the U.S. federal corporate income tax rate change on the U.S. deferred tax assets and liabilities is provisional because certain of the timing differences reversing at the Company’s Fiscal 2018 blended rate must be estimated until the Fiscal 2018 reversing timing differences are known.

As a result of the Spectrum Merger, the Company and Spectrum will join in the filing of a US consolidated tax return starting July 13, 2018. The form of the Spectrum Merger allows for the Company’s capital and net operating loss carryforwards to be able to be used to offset Spectrum’s future income and the US tax gain on the sale of the GBL business to Energizer. As a result, for the three month period ended June 30, 2018, the Company released $335.0 million of valuation allowance on its U.S.  federal net deferred tax assets since it is now more likely than not that the assets will be realized. As of June 30, 2018, the Company has $229.8 million of valuation allowance recorded on US deferred tax assets, primarily net operating losses and tax credits subject to certain ownership change limitations on their use.

The Company is actively marketing the HPC business and expects to consummate a sale prior to December 31, 2018. If the portion of the purchase price allocated to the US is sufficient, there is a reasonable possibility that the Company could release valuation allowance of $40.0 million of federal net operating losses currently subject to certain limits, and additional valuation allowance on US state net operating losses. The Company does not have sufficient certainty around the purchase price or the amount that would be allocated to the US to conclude that utilization of these net operating losses is more likely than not.

During the three month period ended March 31, 2018, the Company released $4.9 million of valuation allowance against its U.S. federal and state capital losses as a result of the announced sale of the GBL business to Energizer. During the nine month period ended June 30, 2018, the Company also released $2.7 million of valuation allowance against its U.S. state net operating loss deferred tax assets since the projected US tax gain on the sale makes it more likely than not that the additional tax benefits will be realized.

As of June 30, 2018, the Company has recorded $38.7 million of valuation allowance against its U.S. state net operating losses. It remains unclear which of the Tax Reform Act provisions will be adopted by each of the U.S. states. State conformity to the provisions of the Tax Reform Act could have a material impact on the valuation allowance recorded on U.S. state net operating losses.

The Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”). The Company had an estimated $526.4 million of undistributed foreign E&P subject to the deemed mandatory repatriation and recognized a provisional $71.0 million of income tax expense in the Company’s net income from continuing operations for the nine month period ended June 30, 2018.  The Company reduced the provisional tax expense by $6.9 million in the three month period ended June 30, 2018 to reflect additional information regarding earnings subject to repatriation tax.  The mandatory repatriation tax is payable over 8 years, with the first payment due January 2019, therefore $5.7 million of the repatriation tax liability is classified as Other Current Liabilities and $65.3 million as Other Long-Term Liabilities on the Condensed Consolidated Statement of Financial Position as of June 30, 2018. The provisional tax expense for the mandatory repatriation is based on currently available information and additional information needs to be prepared, obtained and analyzed in order to determine the final amount, including further analysis of certain foreign exchange gains or losses, earnings and profits, foreign tax credits, and estimated cash and cash equivalents as of the measurement dates in the Tax Reform Act. Tax effects for changes to these items will be recorded in a subsequent quarter, as discrete adjustments to our income tax provision, once complete.

The Tax Reform Act provides for additional limitations on the deduction of business interest expense, effective with the Company’s Fiscal 2019 tax year. Unused interest deductions can be carried forward and may be used in future years to the extent the interest limitation is not exceeded in those periods. It is possible that a portion of the Company’s future U.S. interest expense could be nondeductible and impact the Company’s effective tax rate.

The Tax Reform Act also contains additional limits on deducting compensation, including performance-based compensation, in excess of $1 million paid to certain executive officers for any fiscal year, effective with the Company’s Fiscal 2019 tax year. The Company’s future compensation payments will be subject to these limits, which could impact the Company’s effective tax rate.

The Company continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) on the Company, which are not effective until fiscal year 2019.  The Company has not recorded any impact associated with either GILTI or BEAT in the tax rate for the nine month period ended June 30, 2018.  The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or treating such taxes as a current-period expense when incurred.  Due to the complexity of calculating GILTI under the new law, we have not determined which method we will apply.

In response to the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year measurement period in a manner similar to accounting for business combinations.  The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the nine month period ended June 30, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act.

NOTE 16 – RELATED PARTY TRANSACTIONS

On October 16, 2017, HRG entered into an engagement letter with Jefferies LLC (“Jefferies”), a wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) a significant stockholder of the Company. Pursuant to the Jefferies engagement letter, Jefferies agreed to act as co-advisor to the Company (with the other co-advisors acting as lead financial advisor to the HRG) with respect to HRG’s review of strategic alternatives. Under the Jefferies Engagement Letter, and effective close of the Spectrum Merger, Jefferies received a $3.0 million transaction fee, including reimbursement for all reasonable out of pocket expenses incurred by Jefferies in connection therewith. In addition, HRG agreed to indemnify Jefferies for certain liabilities in connection with such engagement.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. The Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

Environmental.  The Company has provided for an estimated cost of $4.2 million and $4.4 million, as of June 30, 2018 and September 30, 2017, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites.  The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of June 30, 2018 and September 30, 2017, the Company recognized $4.8 million and $5.3 million in product liability accruals, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $7.3 million and $6.4 million of warranty accruals as of June 30, 2018 and September 30, 2017, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Statement.

Product Safety Recall. On June 10, 2017, the Company initiated a voluntary safety recall of various rawhide chew products for dogs sold by Spectrum’s PET segment due to possible chemical contamination. As a result, the Company realized a loss related to the recall of $5.1 million and $16.3 million for the three and nine month periods ended June 30, 2018, which comprised of inventory write-offs of $2.0 million and $3.6 million for the three and nine month periods ended June 30, 2018, respectively, for inventory at our distribution centers and production facilities that were considered obsolete and disposed; customer losses of $0.5 million and $1.6 million, respectively, for returned or disposed product held by our customers; and $2.6 million and $11.1 million, respectively, for incremental costs of disposal and operating costs during a temporary shutdown and subsequent start-up of production facilities impacted by the recall. The Company suspended production at facilities impacted by the product safety recall, completed a comprehensive manufacturing review and subsequently recommenced production during the fourth quarter ended September 30, 2017. The impacted production facilities are subject to incremental costs during start-up requiring alternative treatment on affected product SKUs until appropriate regulatory approvals have been received.  The amounts for customer losses reflect the cost of the affected products returned to or replaced by the Company and the expected cost to reimburse customers for costs incurred by them related to the recall. The incremental costs incurred directly by the company do not include lost earnings associated with interruption of production at the Company’s facilities, or the costs to put into place corrective and preventative actions at those facilities. The Company’s estimates for losses related to the recall are provisional and were determined based on an assessment of information currently available and may be revised in subsequent periods as the Company continues to work with its customers to substantiate claims received to date and any additional claims that may be received. There have been no lawsuits or claims filed against the Company related to the recalled product.

NOTE 18 - SEGMENT INFORMATION

The HRG reportable business segments were historically organized in a manner that reflected HRG’s management views of those business activities prior to the Spectrum Merger.  Accordingly, the Company is currently presenting the results from its business operations in two reportable segments: (i) Consumer Products and (ii) Corporate and Other.  The HRG’s Corporate and Other segment includes ownership in Salus.  The following schedule presents the HRG segment information for the three and nine month periods ended June 30, 2018 and 2017.

	Three month periods ended		Nine month periods ended
(in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues
Consumer products	$945.5	$862.9	$2,358.1	$2,221.6
Corporate and other	—	0.1	—	1.1
Total revenues	$945.5	$863.0	$2,358.1	$2,222.7
Operating income
Consumer products	$133.3	$110.9	$210.4	$277.1
Corporate and other	(7.0)	(10.2)	(29.6)	(39.9)
Total operating income	126.3	100.7	180.8	237.2
Interest expense	63.5	76.1	206.6	232.4
Other (expense) income, net	(2.3)	1.3	(4.6)	1.7
Income (loss) from continuing operations before income taxes	$65.1	$23.3	$(21.2)	$3.1

As a result of the Spectrum Merger effective July 13, 2018, subsequent to the fiscal period end date of June 30, 2018 and prior to the issuance of this Quarterly Report, management of the Company transitioned to Spectrum’s management.  See Note 4 – Acquisitions for further details on the Spectrum Merger.  Spectrum identifies its segments based upon the internal organization that is used by Spectrum management for making operating decisions and assessing performance as the source of its reportable segments.  As of the date of the merger, the Company changed its operating and reporting segments to be consistent with the segment reporting of Spectrum.  Spectrum manufactures, markets and/or distributes multiple product lines through various distribution networks, and in multiple geographic regions.  Spectrum manages its continuing operations in vertically integrated, product-focused reporting segments: (i) Hardware & Home Improvement, which consists of the Spectrum’s worldwide hardware, security and plumbing business; (ii) Global Pet Supplies, which consists of the Spectrum’s worldwide pet supplies business; (iii) Home and Garden, which consists of the Spectrum’s home and garden and insect control business and (iv) Global Auto Care, which consists of the Spectrum’s automotive appearance and performance products. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives, and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within the segment.  Net sales relating to the segments of Spectrum for the three and nine month periods ended June 30, 2018 and June 30, 2017 are as follows:

	Three month periods ended		Nine month periods ended
(in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
HHI	$372.4	$324.7	$1,016.8	$927.2
PET	194.7	190.0	608.3	576.0
H&G	203.2	192.4	370.6	374.2
GAC	175.2	155.8	362.4	344.2
Net sales	$945.5	$862.9	$2,358.1	$2,221.6

The Chief Operating Decision Maker of Spectrum uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes (1) share based compensation expense as it is a non-cash based compensation cost; (2) acquisition and integration costs that consist of transaction costs from acquisition transactions during the period, or subsequent integration related project costs directly associated with the acquired business; (3) restructuring and related costs, which consist of project costs associated with restructuring initiatives across the segments; (4) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition; (5) non-cash asset impairments or write-offs realized; (6) incremental costs associated with the safety recall in PET; (7) transaction costs associated with the Spectrum Merger (see Note 4 - Acquisitions for further details); (8) non-recurring HRG net operating costs considered to be redundant or duplicative as a result of the Spectrum Merger and not considered a component of the continuing commercial products company post-merger, including compensation and benefits, directors fees, professional fees, insurance, public company costs, amongst others, and including interest and other non-recurring income that will ultimately be eliminated following the transaction, (9) net operating results from Salus as they are not considered a component of the continuing commercial products company; and (10) other. During the three and nine month period ended June 30, 2018, other consisted of separation costs with a senior executive.  Segment Adjusted EBITDA in relation to the SBH reportable segments for the three and nine month periods ended June 30, 2018 and 2017 are as follows:

	Three month periods ended		Nine month periods ended
SBH (in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
HHI	$73.9	$62.2	$179.5	$178.0
PET	34.9	36.1	104.6	98.7
H&G	57.0	59.5	87.7	100.8
GAC	50.1	50.7	84.7	115.9
Total Segment Adjusted EBITDA	215.9	208.5	456.5	493.4
Corporate expenses	9.5	9.2	28.8	28.7
Depreciation and amortization	32.2	32.9	99.4	94.3
Share-based compensation	5.3	5.0	6.4	28.5
Acquisition and integration related charges	2.3	5.2	12.0	11.6
Restructuring and related charges	25.4	21.2	69.0	31.3
Interest expense	63.5	76.1	206.6	232.4
Inventory acquisition step-up	—	0.8	0.8	0.8
Pet safety recall	5.1	24.9	16.3	24.9
HRG merger related transaction charges	3.1	1.4	22.0	4.2
Non-recurring HRG operating costs	1.2	7.8	11.9	28.6
Salus	(0.1)	0.7	1.2	5.0
Other	3.3	—	3.3	—
Income (loss) from operations before income taxes	$65.1	$23.3	$(21.2)	$3.1

NOTE 18 - SEGMENT INFORMATION (continued)

SBRH reportable segments are consistent to Spectrum reportable segments.  Segment Adjusted EBITDA in relation to the SBRH reportable segments for the three and nine month periods ended July 1, 2018 and July 2, 2017 are as follows:

	Three month periods ended		Nine month periods ended
SBRH (in millions)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
HHI	$73.9	$62.2	$179.5	$178.0
PET	34.9	36.1	104.6	98.7
H&G	57.0	59.5	87.7	100.8
GAC	50.1	50.7	84.7	115.9
Total Segment Adjusted EBITDA	215.9	208.5	456.5	493.4
Corporate expenses	9.4	8.9	28.2	28.4
Depreciation and amortization	32.2	32.9	99.3	94.1
Share-based compensation	4.5	3.9	4.0	21.6
Acquisition and integration related charges	2.3	5.2	12.0	11.6
Restructuring and related charges	25.4	21.2	69.0	31.3
Interest expense	43.6	39.8	124.2	122.0
Inventory acquisition step-up	—	0.8	0.8	0.8
Pet safety recall	5.1	24.9	16.3	24.9
Other	3.3	—	3.3
Income from continuing operations before income taxes	$90.1	$70.9	$99.4	$158.7

NOTE 19 - EARNINGS PER SHARE - SBH

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and nine month periods ended June 30, 2018 and 2017 are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except per share amounts)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Numerator
Net income (loss) from continuing operations attributable to controlling interest	$377.4	$(16.6)	$368.1	$(88.6)
(Loss) income from discontinued operations attributable to controlling interest	(0.1)	18.7	479.6	220.8
Net income attributable to controlling interest	377.3	2.1	847.7	132.2
Denominator
Weighted average shares outstanding - basic	32.7	32.3	32.5	32.2
Dilutive shares	0.1	—	0.2	—
Weighted average shares outstanding - diluted	32.8	32.3	32.7	32.2
Earnings per share
Basic earnings per share from continuing operations	$11.52	$(0.51)	$11.31	$(2.75)
Basic earnings per share from discontinued operations	—	0.57	14.74	6.85
Basic earnings per share	$11.52	$0.06	$26.05	$4.10
Diluted earnings per share from continuing operations	$11.51	$(0.51)	$11.26	$(2.75)
Diluted earnings per share from discontinued operations	—	0.57	14.67	6.85
Diluted earnings per share	$11.51	$0.06	$25.93	$4.10
Weighted average number of anti-dilutive shares excluded from denominator	—	0.3	—	0.4

The weighted average shares and earnings per share data on the Condensed Consolidated Statements of Income were retrospectively adjusted for all periods presented to reflect the effect of the reverse stock split on July 13, 2018, associated with the closing of the Spectrum Merger.  See Note 4 – Acquisitions for further discussion on Spectrum Merger.  Using (i) the 20-trading-day volume-weighted average price per share of Spectrum common stock ending on July 12, 2018, (ii) the number of shares of Spectrum common stock outstanding, the number of shares of Spectrum common stock held by HRG and its subsidiaries and the number of shares of Spectrum common stock outstanding as of July 12, 2018, (iii) $328.2 million of HRG net indebtedness and transaction expenses at closing, and (iv) a $200.0 million upward adjustment contemplated by the Merger Agreement, each HRG stockholder received a reverse stock split of approximately 0.1613 of each share of HRG stock. The following is a recalculation of the weighted average shares adjusted for the impact of the reverse stock split for the three and nine month periods ended June 30, 2018 and 2017.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except per share amounts)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Basic
HRG weighted average shares	203.0	200.4	201.8	199.8
HRG share conversion at 1 to 0.1613	32.7	32.3	32.5	32.2
Diluted
HRG weighted average shares	203.3	202.6	202.7	202.4
HRG share conversion at 1 to 0.1613	32.8	32.6	32.7	32.6

As part of the Spectrum Merger, subsequent to the period ended June 30, 2018, each share of Spectrum common stock and outstanding was converted into the right to receive one share of newly issued HRG common stock and exchange for HRG common stock.  Due to the share exchange with Spectrum common stock shareholders, the total outstanding shares of the Company effectively increased 20.6 million shares in addition to the Company’s outstanding shares post-reverse stock split previously discussed.

NOTE 20 - GUARANTOR STATEMENTS – SB/RH

Spectrum Brands, Inc. (“SBI”) with SB/RH as a parent guarantor (collectively, the “Parent”), with SBI’s domestic subsidiaries as subsidiary guarantors, has issued the 6.625% Notes under the 2020/22 Indenture, 6.125% Notes under the 2024 Indenture, the 5.75% Notes under the 2025 Indenture and the 4.00% Notes under the 2026 Indenture.

The following consolidating financial statements illustrate the components of the consolidated financial statements of SB/RH. The ‘Parent’ consists of the financial statements of SBI as the debt issuer, with SB/RH as a parent guarantor, without consolidated entities. SB/RH financial information is not presented separately as there are no independent assets or operations and is therefore determined not to be material. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions.

Statement of Financial Position		Guarantor	Nonguarantor
As of July 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2.4	$0.8	$143.7	$—	$146.9
Trade receivables, net	132.0	176.8	75.4	—	384.2
Intercompany receivables	—	1,414.2	323.7	(1,737.9)	—
Other receivables	48.3	6.1	14.5	(11.2)	57.7
Inventories	166.9	246.4	151.7	(18.3)	546.7
Prepaid expenses and other	43.1	9.5	15.5	—	68.1
Current assets of business held for sale	1,052.2	83.9	781.1	(4.1)	1,913.1
Total current assets	1,444.9	1,937.7	1,505.6	(1,771.5)	3,116.7
Property, plant and equipment, net	174.5	177.3	142.4	—	494.2
Long-term intercompany receivables	310.4	80.0	11.7	(402.1)	—
Deferred charges and other	154.7	2.5	34.4	(147.9)	43.7
Goodwill	568.6	1,463.4	237.4	—	2,269.4
Intangible assets, net	392.7	997.6	174.5	—	1,564.8
Investments in subsidiaries	5,044.6	1,382.4	(2.8)	(6,424.2)	—
Total assets	$8,090.4	$6,040.9	$2,103.2	$(8,745.7)	$7,488.8
Liabilities and Shareholder's Equity
Current portion of long-term debt	$14.8	$4.3	$1.8	$(0.1)	$20.8
Accounts payable	88.0	154.1	105.9	—	348.0
Intercompany accounts payable	1,738.9	—	1.0	(1,739.9)	—
Accrued wages and salaries	21.8	3.4	16.0	—	41.2
Accrued interest	43.3	—	—	—	43.3
Other current liabilities	64.0	24.2	46.9	(11.2)	123.9
Current liabilities of business held for sale	164.6	1.4	359.3	—	525.3
Total current liabilities	2,135.4	187.4	530.9	(1,751.2)	1,102.5
Long-term debt, net of current portion	4,156.9	89.5	7.1	—	4,253.5
Long-term intercompany debt	11.7	290.9	97.3	(399.9)	—
Deferred income taxes	—	422.3	46.5	(153.7)	315.1
Other long-term liabilities	68.0	6.2	39.0	—	113.2
Total liabilities	6,372.0	996.3	720.8	(2,304.8)	5,784.3
Shareholder's equity:
Other capital	2,095.2	787.6	(1,378.5)	567.1	2,071.4
Accumulated (deficit) earnings	(153.3)	4,452.3	2,940.1	(7,392.4)	(153.3)
Accumulated other comprehensive loss	(223.5)	(195.3)	(189.1)	384.4	(223.5)
Total shareholder's equity	1,718.4	5,044.6	1,372.5	(6,440.9)	1,694.6
Non-controlling interest	—	—	9.9	—	9.9
Total equity	1,718.4	5,044.6	1,382.4	(6,440.9)	1,704.5
Total liabilities and equity	$8,090.4	$6,040.9	$2,103.2	$(8,745.7)	$7,488.8

NOTE 20 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$6.0	$4.8	$157.4	$—	$168.2
Trade receivables, net	85.4	102.4	78.2	—	266.0
Intercompany receivables	0.7	1,288.1	335.4	(1,624.2)	—
Other receivables	4.4	4.7	10.6	(1.0)	18.7
Inventories	184.7	205.6	126.4	(20.4)	496.3
Prepaid expenses and other	30.9	8.6	14.6	0.1	54.2
Current assets of business held for sale	228.7	0.2	378.4	(4.3)	603.0
Total current assets	540.8	1,614.4	1,101.0	(1,649.8)	1,606.4
Property, plant and equipment, net	182.2	178.9	142.0	—	503.1
Long-term intercompany receivables	317.2	96.6	12.5	(426.3)	—
Deferred charges and other	244.2	3.0	35.6	(254.4)	28.4
Goodwill	568.6	1,463.4	245.1	—	2,277.1
Intangible assets, net	401.4	1,027.7	182.9	—	1,612.0
Investments in subsidiaries	4,730.1	1,290.3	—	(6,020.4)	—
Noncurrent assets of business held for sale	814.3	124.4	438.2	—	1,376.9
Total assets	$7,798.8	$5,798.7	$2,157.3	$(8,350.9)	$7,403.9
Liabilities and Shareholder's Equity
Current portion of long-term debt	$13.8	$4.3	$5.2	$(3.9)	$19.4
Accounts payable	122.2	108.3	141.1	—	371.6
Intercompany accounts payable	1,629.6	—	—	(1,629.6)	—
Accrued wages and salaries	27.5	2.3	20.1	—	49.9
Accrued interest	48.5	—	—	—	48.5
Other current liabilities	50.1	25.6	44.2	(1.0)	118.9
Current liabilities of business held for sale	177.3	0.9	322.4	—	500.6
Total current liabilities	2,069.0	141.4	533.0	(1,634.5)	1,108.9
Long-term debt, net of current portion	3,650.8	92.1	9.4	—	3,752.3
Long-term intercompany debt	12.6	302.1	102.4	(417.1)	—
Deferred income taxes	177.9	523.5	52.0	(260.2)	493.2
Other long-term liabilities	11.5	6.1	40.4	—	58.0
Noncurrent liabilities of business held for sale	22.8	3.4	129.9	—	156.1
Total liabilities	5,944.6	1,068.6	867.1	(2,311.8)	5,568.5
Shareholder's equity:
Other capital	2,107.1	1,089.9	(1,075.0)	(43.0)	2,079.0
Accumulated (deficit) earnings	(42.8)	3,814.1	2,521.6	(6,335.7)	(42.8)
Accumulated other comprehensive loss	(210.1)	(173.9)	(165.2)	339.6	(209.6)
Total shareholder's equity	1,854.2	4,730.1	1,281.4	(6,039.1)	1,826.6
Non-controlling interest	—	—	8.8	—	8.8
Total equity	1,854.2	4,730.1	1,290.2	(6,039.1)	1,835.4
Total liabilities and equity	$7,798.8	$5,798.7	$2,157.3	$(8,350.9)	$7,403.9

NOTE 20 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Income		Guarantor	Nonguarantor
Three month period ended July 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$378.7	$851.4	$290.6	$(575.2)	$945.5
Cost of goods sold	277.5	649.0	234.1	(574.6)	586.0
Restructuring and related charges	—	3.2	1.7	—	4.9
Gross profit	101.2	199.2	54.8	(0.6)	354.6
Selling	40.7	50.7	32.7	(0.2)	123.9
General and administrative	28.9	31.0	6.7	—	66.6
Research and development	1.8	2.9	2.2	—	6.9
Acquisition and integration related charges	0.9	0.7	0.7	—	2.3
Restructuring and related charges	13.3	4.8	2.4	—	20.5
Total operating expense	85.6	90.1	44.7	(0.2)	220.2
Operating income	15.6	109.1	10.1	(0.4)	134.4
Interest expense	37.7	5.4	0.5	—	43.6
Other non-operating (income) expense, net	(82.7)	(12.1)	0.5	95.0	0.7
Income from operations before income taxes	60.6	115.8	9.1	(95.4)	90.1
Income tax (benefit) expense	(9.2)	29.3	0.5	(0.1)	20.5
Net income from continuing operations	69.8	86.5	8.6	(95.3)	69.6
Income from discontinued operations, net of tax	(10.2)	16.3	17.1	(32.7)	(9.5)
Net income	59.6	102.8	25.7	(128.0)	60.1
Net income attributable to non-controlling interest	—	—	0.2	—	0.2
Net income attributable to controlling interest	$59.6	$102.8	$25.5	$(128.0)	$59.9

Statement of Income		Guarantor	Nonguarantor
Nine Month Period Ended July 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,026.8	$1,873.9	$877.6	$(1,420.2)	$2,358.1
Cost of goods sold	764.2	1,453.3	688.9	(1,421.9)	1,484.5
Restructuring and related charges	—	6.5	3.4	—	9.9
Gross profit	262.6	414.1	185.3	1.7	863.7
Selling	131.8	132.0	100.4	(0.4)	363.8
General and administrative	74.0	81.3	25.2	0.1	180.6
Research and development	5.5	8.7	6.9	—	21.1
Acquisition and integration related charges	5.2	3.8	3.0	—	12.0
Restructuring and related charges	45.1	9.5	4.5	—	59.1
Total operating expense	261.6	235.3	140.0	(0.3)	636.6
Operating income	1.0	178.8	45.3	2.0	227.1
Interest expense	107.8	15.6	0.9	(0.1)	124.2
Other non-operating (income) expense, net	(308.6)	(49.3)	—	361.4	3.5
Income from operations before income taxes	201.8	212.5	44.4	(359.3)	99.4
Income tax benefit	(6.6)	(98.6)	(5.9)	0.1	(111.0)
Net income from continuing operations	208.4	311.1	50.3	(359.4)	210.4
Income from discontinued operations, net of tax	31.9	75.8	77.9	(153.6)	32.0
Net income	240.3	386.9	128.2	(513.0)	242.4
Net income attributable to non-controlling interest	—	—	1.0	—	1.0
Net income attributable to controlling interest	$240.3	$386.9	$127.2	$(513.0)	$241.4

NOTE 20 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Income		Guarantor	Nonguarantor
Three month period ended July 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$299.1	$668.5	$276.1	$(380.8)	$862.9
Cost of goods sold	205.1	489.0	216.2	(378.8)	531.5
Restructuring and related charges	—	11.2	—	—	11.2
Gross profit	94.0	168.3	59.9	(2.0)	320.2
Selling	42.5	53.9	31.9	(0.4)	127.9
General and administrative	26.3	23.7	7.8	—	57.8
Research and development	2.1	2.6	2.5	—	7.2
Acquisition and integration related charges	4.6	0.1	0.5	—	5.2
Restructuring and related charges	7.8	1.9	0.3	—	10.0
Total operating expense	83.3	82.2	43.0	(0.4)	208.1
Operating income	10.7	86.1	16.9	(1.6)	112.1
Interest expense	33.0	5.9	0.9	—	39.8
Other non-operating (income) expense, net	(68.4)	(14.8)	0.8	83.8	1.4
Income from operations before income taxes	46.1	95.0	15.2	(85.4)	70.9
Income tax (benefit) expense	(6.8)	26.4	—	0.2	19.8
Net income from continuing operations	52.9	68.6	15.2	(85.6)	51.1
Income from discontinued operations, net of tax	28.5	22.3	23.9	(46.4)	28.3
Net income	81.4	90.9	39.1	(132.0)	79.4
Net income attributable to non-controlling interest	—	—	1.7	—	1.7
Net income attributable to controlling interest	$81.4	$90.9	$37.4	$(132.0)	$77.7

Statement of Income		Guarantor	Nonguarantor
Nine Month Period Ended July 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$841.0	$1,510.4	$784.1	$(913.9)	$2,221.6
Cost of goods sold	559.9	1,073.5	614.3	(908.5)	1,339.2
Restructuring and related charges	—	16.4	—	—	16.4
Gross profit	281.1	420.5	169.8	(5.4)	866.0
Selling	127.0	132.8	95.3	(1.2)	353.9
General and administrative	96.6	57.6	27.5	—	181.7
Research and development	6.1	8.4	6.4	—	20.9
Acquisition and integration related charges	9.9	0.4	1.3	—	11.6
Restructuring and related charges	9.4	4.9	0.6	—	14.9
Total operating expense	249.0	204.1	131.1	(1.2)	583.0
Operating income	32.1	216.4	38.7	(4.2)	283.0
Interest expense	104.2	14.0	3.8	—	122.0
Other non-operating (income) expense, net	(186.9)	(38.0)	(0.7)	227.9	2.3
Income from operations before income taxes	114.8	240.4	35.6	(232.1)	158.7
Income tax expense (benefit)	5.4	54.3	(6.2)	(0.2)	53.3
Net income from continuing operations	109.4	186.1	41.8	(231.9)	105.4
Income from discontinued operations, net of tax	100.0	78.6	82.6	(161.4)	99.8
Net income	209.4	264.7	124.4	(393.3)	205.2
Net income attributable to non-controlling interest	—	—	1.5	—	1.5
Net income attributable to controlling interest	$209.4	$264.7	$122.9	$(393.3)	$203.7

NOTE 20 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended July 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$59.6	$102.8	$25.7	$(128.0)	$60.1
Other comprehensive income (loss), net of tax:
Net unrealized loss on foreign currency translation	(59.2)	(59.2)	(62.4)	121.7	(59.1)
Unrealized gain on hedging derivative instruments	30.4	9.2	9.2	(18.4)	30.4
Defined benefit pension gain	2.9	2.4	2.4	(4.8)	2.9
Other comprehensive (loss) income	(25.9)	(47.6)	(50.8)	98.5	(25.8)
Comprehensive income (loss)	33.7	55.2	(25.1)	(29.5)	34.3
Comprehensive loss attributable to non-controlling interest	—	—	(0.6)	—	(0.6)
Comprehensive income (loss) attributable to controlling interest	$33.7	$55.2	$(24.5)	$(29.5)	$34.9

Statement of Comprehensive Income		Guarantor	Nonguarantor
Nine Month Period Ended July 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$240.3	$386.9	$128.2	$(513.0)	$242.4
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(37.0)	(37.0)	(39.4)	76.5	(36.9)
Unrealized gain on derivative instruments	20.6	13.4	13.4	(26.8)	20.6
Defined benefit pension gain	2.5	1.7	1.7	(3.4)	2.5
Other comprehensive income	(13.9)	(21.9)	(24.3)	46.3	(13.8)
Comprehensive income	226.4	365.0	103.9	(466.7)	228.6
Comprehensive loss attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Comprehensive income attributable to controlling interest	$226.4	$365.0	$104.0	$(466.7)	$228.7

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended July 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$81.4	$90.9	$39.1	$(132.0)	$79.4
Other comprehensive income (loss), net of tax:
Net unrealized gain on foreign currency translation	30.3	32.3	31.1	(63.4)	30.3
Unrealized loss on hedging derivative instruments	(30.2)	(9.1)	(9.1)	18.2	(30.2)
Defined benefit pension loss	(2.3)	(2.3)	(2.3)	4.6	(2.3)
Other comprehensive (loss) income	(2.2)	20.9	19.7	(40.6)	(2.2)
Comprehensive income	79.2	111.8	58.8	(172.6)	77.2
Comprehensive loss attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Comprehensive income attributable to controlling interest	$79.2	$111.8	$59.0	$(172.6)	$77.4

Statement of Comprehensive Income		Guarantor	Nonguarantor
Nine Month Period Ended July 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$209.4	$264.7	$124.4	$(393.3)	$205.2
Other comprehensive income (loss), net of tax:
Foreign currency translation gain	5.9	8.8	8.1	(16.9)	5.9
Unrealized loss on derivative instruments	(15.7)	(9.9)	(9.9)	19.8	(15.7)
Defined benefit pension gain	0.8	0.8	0.8	(1.7)	0.7
Other comprehensive loss	(9.0)	(0.3)	(1.0)	1.2	(9.1)
Comprehensive income	200.4	264.4	123.4	(392.1)	196.1
Comprehensive loss attributable to non-controlling interest	—	—	(0.4)	—	(0.4)
Comprehensive income attributable to controlling interest	$200.4	$264.4	$123.8	$(392.1)	$196.5

NOTE 20 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Cash Flows		Guarantor	Nonguarantor
Nine Month Period Ended July 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities from continuing operations	$(165.3)	$(25.8)	$91.0	$7.6	$(92.5)
Net cash provided (used) by operating activities from discontinued operations	13.5	0.1	12.4	(31.0)	(5.0)
Net cash (used) provided by operating activities	(151.8)	(25.7)	103.4	(23.4)	(97.5)
Cash flows from investing activities	.
Purchases of property, plant and equipment	(17.9)	(13.0)	(18.3)	—	(49.2)
Proceeds from sales of property, plant and equipment	0.8	0.1	1.9	—	2.8
Other investing activity, net	—	(0.2)	(0.2)	—	(0.4)
Net cash used by investing activities from continuing operations	(17.1)	(13.1)	(16.6)	—	(46.8)
Net cash used by investing activities from discontinued operations	(13.5)	(0.1)	(13.4)	—	(27.0)
Net cash used by investing activities	(30.6)	(13.2)	(30.0)	—	(73.8)
Cash flows from financing activities
Proceeds from issuance of debt	545.5	—	9.8	—	555.3
Payment of debt	(35.4)	—	(15.6)	—	(51.0)
Payment of debt issuance costs	(0.4)	—	—	—	(0.4)
Payment of cash dividends to parent	(351.8)	—	—	—	(351.8)
Advances related to intercompany transactions	20.9	34.9	(79.2)	23.4	—
Net cash provided (used) by financing activities from continuing operations	178.8	34.9	(85.0)	23.4	152.1
Net cash provided by financing activities from discontinued operations	—	—	1.0	—	1.0
Net cash provided (used) by financing activities	178.8	34.9	(84.0)	23.4	153.1
Effect of exchange rate changes on cash and cash equivalents	—	—	(3.1)	—	(3.1)
Net decrease in cash and cash equivalents	(3.6)	(4.0)	(13.7)	—	(21.3)
Cash and cash equivalents, beginning of period	6.0	4.8	157.4	—	168.2
Cash and cash equivalents, end of period	$2.4	$0.8	$143.7	$—	$146.9

Statement of Cash Flows		Guarantor	Nonguarantor
Nine Month Period Ended July 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities from continuing operations	$130.8	$(19.3)	$32.5	$(116.8)	$27.2
Net cash provided by operating activities from discontinued operations	15.4	—	8.6	93.3	117.3
Net cash provided (used) by operating activities	146.2	(19.3)	41.1	(23.5)	144.5
Cash flows from investing activities
Purchases of property, plant and equipment	(16.7)	(16.3)	(18.1)	—	(51.1)
Proceeds from sales of property, plant and equipment	—	0.2	3.3	—	3.5
Business acquisitions, net cash acquired	(304.7)	—	—	—	(304.7)
Other investing activities	—	(1.1)	—	—	(1.1)
Net cash used by investing activities from continuing operations	(321.4)	(17.2)	(14.8)	—	(353.4)
Net cash used by investing activities from discontinued operations	(15.4)	—	(10.9)	—	(26.3)
Net cash used by investing activities	(336.8)	(17.2)	(25.7)	—	(379.7)
Cash flows from financing activities
Proceeds from issuance of debt	543.0	—	13.9	—	556.9
Payment of debt	(207.7)	—	(17.3)	—	(225.0)
Payment of debt issuance costs	(5.9)	—	—	—	(5.9)
Purchase of noncontrolling interest	(12.6)	—	—	—	(12.6)
Payment of cash dividends to parent	(240.1)	—	—	—	(240.1)
Advances related to intercompany transactions	20.9	34.9	(79.3)	23.5	—
Net cash provided (used) by financing activities from continuing operations	97.6	34.9	(82.7)	23.5	73.3
Net cash provided by financing activities from discontinued operations	—	—	2.4	—	2.4
Net cash provided (used) by financing activities	97.6	34.9	(80.3)	23.5	75.7
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.5)	—	(1.5)
Net decrease in cash and cash equivalents	(93.0)	(1.6)	(66.4)	—	(161.0)
Cash and cash equivalents, beginning of period	98.6	3.1	169.1	—	270.8
Cash and cash equivalents, end of period	$5.6	$1.5	$102.7	$—	$109.8

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q. Unless the context indicates otherwise, the term the “Company,” “we,” “our,” or “us” are used to refer to Spectrum Brands Holdings, Inc. (formerly HRG Group, Inc.) and its subsidiaries and SB/RH Holdings, LLC and its subsidiaries, collectively.

Business Overview

Refer to Note 1 – Basis of Presentation and Nature of Business to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for an overview of our business.

Divestitures

•

Global Batteries & Appliances –  The assets and liabilities associated with GBA have been classified as held for sale and the respective operations have been classified as discontinued operations and reported separately for all periods presented. Spectrum entered into a definitive acquisition agreement with Energizer where they will acquire from Spectrum its GBL business for an aggregate purchase price of $2.0 billion in cash, subject to customary purchase price adjustments.  Spectrum is actively marketing the HPC business with interested parties for a separate transaction(s).  The Company expects a sale of the GBL and HPC businesses to be consummated prior to December 31, 2018.

•

Insurance Operations – On November 30, 2017, FGL completed the FGL Merger with CF Corporation and the CF Entities pursuant to the FGL Merger Agreement. Pursuant to the FGL Merger Agreement, except for certain shares specified in the FGL Merger Agreement, each issued and outstanding share of common stock of FGL was automatically cancelled and converted into the right to receive $31.10 in cash. The total consideration received by the Company as a result of the completion of the FGL Merger was $1,518.3 million. In addition, pursuant to a Share Purchase Agreement, on November 30, 2017, Front Street Re (Delaware) Ltd. sold to the CF Entities all of the issued and outstanding shares of Front Street for $65.0 million, which is subject to reduction for customary transaction expenses. In addition, $6.5 million of the purchase price was deposited in escrow for a period of 15 months to support any indemnification claims that might be made (if any) by the CF Entities.

See Note 3 – Divestitures to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information on the assets and liabilities classified as held for sale and discontinued operations.

Spectrum Merger

On February 24, 2018, the Company entered into an agreement and plan of merger with its majority owned subsidiary, Spectrum, which closed July 13, 2018.  SBH has incurred significant transaction costs associated with the Merger that may impact the comparability of the consolidated results of operations.  The Spectrum Merger effectively closed on July 13, 2018, subsequent to the fiscal period ended June 30, 2018.   Effective the date of close of the Spectrum Merger, management and control of the organization was assumed by its majority owned subsidiary, Spectrum, and the Company continues to operate as the commercial products company that was principally conducted by its majority owned subsidiary. See Note 4 – Acquisitions to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information on the Spectrum Merger and associated transaction costs.

Additionally, as a result of the Spectrum Merger, the Company and Spectrum will join in the filing of US consolidated tax return starting July 13, 2018.  The form of the Spectrum Merger allows for the Companies capital and net operating loss carryforwards to be able to be used to offset Spectrum’s future income and the US tax gain on the sale of the GBL business to Energizer. As a result, for the three month period ended June 30, 2018, the Company released $335.0 million of valuation allowance on its net deferred tax assets since it is now more likely than not that the assets will be realized. As of June 30, 2018, the Company has $227.0 of valuation allowance recorded on US deferred tax assets, primarily net operating losses and tax credits subject to certain ownership change limitations on their use.

Acquisitions

The following acquisition activity has a significant impact on the comparability of the financial results on the consolidated financial statements.

•

PetMatrix – On June 1, 2017, the Company completed the acquisition of PetMatrix LLC, a manufacturer and marketer of rawhide-free dog chews consisting primarily of the DreamBone® and SmartBones® brands. The results of PetMatrix’s operations since June 1, 2017 are included in the Company’s Condensed Consolidated Statements of Income and reported within Spectrum’s PET reporting segment for the three and nine month periods ended June 30, 2018 and three month period ended June 30, 2017.

•

GloFish – On May 12, 2017, the Company entered into an asset purchase agreement with Yorktown Technologies LP, for the acquisition of assets consisting of the GloFish operations, including transfer of the GloFish® brand, related intellectual property and operating agreements. The GloFish operations consist of the development and licensing of fluorescent fish for sale through retail and online channels. The results of GloFish’s operations since May 12, 2017 are included in the Company’s Consolidated Statement of Income and reported within Spectrum’s PET reporting segment for the three and nine month periods ended June 30, 2018 and three month period ended June 30, 2017.

See Note 4 – Acquisitions to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information on the associated acquisition & integration costs.

Refinancing Activity

The following recent financing activity has a significant impact on the comparability of financial results on the condensed consolidated financial statements.

•	On December 5, 2017, HRG paid off the $92.0 million aggregate principal amount of the HGI Energy Notes.
•

On January 16, 2018, HRG redeemed all $864.4 million outstanding principal amount of its 7.875% Senior Secure Notes due 2019 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption rate.

See Note 10 – Debt to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information.

Restructuring Activity

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. The most significant of these initiatives are:

•	GAC Business Rationalization Initiative, which began during the year ended September 30, 2016 and is anticipated to be incurred through September 30, 2018;
•	PET Rightsizing Initiative, which began during the year ended September 30, 2017 and is anticipated to be incurred through September 30, 2018; and
•	HHI Distribution Center Consolidation, which began during the year ended September 30, 2017 and is anticipated to be incurred through September 30, 2018.

See Note 5 - Restructuring and Related Charges in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly report for additional detail.

Safety Recall

On June 10, 2017, Spectrum initiated a voluntary safety recall of various rawhide chew products for dogs sold by Spectrum’s PET segment due to possible chemical contamination.  Spectrum suspended production at facilities impacted by the product safety recall, completed a comprehensive manufacturing review and recommenced production during the fourth quarter ended September 30, 2017.  Production facilities impacted by the recall are subject to incremental costs during start-up requiring alternative treatment on affected product SKUs until the appropriate regulatory approvals have been received. See Note 17 - Commitments and Contingencies to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for additional detail.

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries and imposing a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Under the Tax Reform Act, the U.S. statutory tax rate for Fiscal 2018 will be approximately 24.5%. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the three and nine month periods ended June 30, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act.  See Note 15 – Income Taxes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for additional detail.

Non-GAAP Measurements

Our consolidated and segment results contain non-GAAP metrics such as organic net sales, and adjusted EBITDA (“Earnings Before Interest, Taxes, Depreciation, Amortization”). While we believe organic net sales and adjusted EBITDA are useful supplemental information, such adjusted results are not intended to replace our financial results in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”) and should be read in conjunction with those GAAP results.

Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and impact from acquisitions (when applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period. The following is a reconciliation of reported net sales to organic net sales for the three month period ended June 30, 2018 compared to net sales for the three month period ended June 30, 2017, and for the nine month period June 30, 2018 compared to the net sales for the nine month period ended June 30, 2017:

	June 30. 2018
Three Month Periods Ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales June 30, 2017	Variance
HHI	$372.4	$(1.3)	$371.1	$—	$371.1	$324.7	$46.4	14.3%
PET	194.7	(2.9)	191.8	(14.5)	177.3	190.0	(12.7)	(6.7%)
H&G	203.2	—	203.2	—	203.2	192.4	10.8	5.6%
GAC	175.2	(0.7)	174.5	—	174.5	155.8	18.7	12.0%
Total	$945.5	$(4.9)	$940.6	$(14.5)	$926.1	$862.9	63.2	7.3%

	June 30. 2018
Nine Month Periods Ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales June 30, 2017	Variance
HHI	$1,016.8	$(5.9)	$1,010.9	$—	$1,010.9	$927.2	$83.7	9.0%
PET	608.3	(16.3)	592.0	(64.5)	527.5	576.0	(48.5)	(8.4%)
H&G	370.6	—	370.6	—	370.6	374.2	(3.6)	(1.0%)
GAC	362.4	(2.6)	359.8	—	359.8	344.2	15.6	4.5%
Total	$2,358.1	$(24.8)	$2,333.3	$(64.5)	$2,268.8	$2,221.6	47.2	2.1%

Adjusted EBITDA. Adjusted EBITDA is a metric used by management and we believe this non-GAAP measure provides useful information to investors because it reflects ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. It also facilitates comparisons between peer companies since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenant. See Note 10 - Debt to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report, for additional detail.

EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:

•

Share based compensation expense as it is a non-cash based compensation cost, see Note 14 - Share Based Compensation to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details;

•

Acquisition and integration charges that consist of transaction costs from acquisition transactions during the period or subsequent integration related project costs directly associated with the acquired business, see Note 4 – Acquisitions  to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details;

•

Restructuring and related charges, which consist of project costs associated with restructuring initiatives across the segments, see Note 5 - Restructuring and Related Charges to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details;

•	Non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition (when applicable);
•	Non-cash asset impairments or write-offs realized (when applicable);
•

Incremental costs associated with a safety recall in PET.  See Note 17 – Commitments and Contingencies to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details;

•

Transactions costs directly associated with the Spectrum Merger.  See Note 4 – Acquisitions to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details;

•

Non-recurring HRG net operating costs considered to be redundant or duplicative as a result of the Spectrum Merger and not considered a component of the continuing commercial products company post-merger, including compensation and benefits, directors fees, professional fees, insurance, public company costs, amongst others, and including interest and other non-recurring income that will ultimately be eliminated following the transaction.

•	Net operating results of Salus as they are not considered a component of the continuing commercial products company; and
•	Other adjustments as further discussed.

During the three and nine month periods ended June 30, 2018, other adjustments consist of incremental costs for separation of a key executive.

The following is a reconciliation of net income to adjusted EBITDA for the three month periods ended June 30, 2018 and 2017 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	PET	H&G	GAC	Corporate	Consolidated
Three Month Period Ended June 30, 2018
Net income from continuing operations	$52.1	$14.4	$52.2	$38.2	$246.0	$402.9
Income tax benefit	—	—	—	—	(337.8)	(337.8)
Interest expense	—	—	—	—	63.5	63.5
Depreciation and amortization	8.9	10.6	4.7	4.3	3.7	32.2
EBITDA	61.0	25.0	56.9	42.5	(24.6)	160.8
Share based compensation	—	—	—	—	5.3	5.3
Acquisition and integration related charges	0.9	1.1	—	—	0.3	2.3
Restructuring and related charges	12.0	3.7	0.1	7.6	2.0	25.4
Pet safety recall	—	5.1	—	—	—	5.1
Spectrum merger related transaction charges	—	—	—	—	3.1	3.1
Non-recurring HRG operating costs and interest income	—	—	—	—	1.2	1.2
Salus	—	—	—	—	(0.1)	(0.1)
Other	—	—	—	—	3.3	3.3
Adjusted EBITDA	$73.9	$34.9	$57.0	$50.1	$(9.5)	$206.4
Three Month Period Ended June 30, 2017
Net income (loss) from continuing operations	$44.4	$(5.4)	$55.3	$32.5	$(123.0)	$3.8
Income tax expense	—	—	—	—	19.5	19.5
Interest expense	—	—	—	—	76.1	76.1
Depreciation and amortization	9.8	10.8	4.2	5.1	3.0	32.9
EBITDA	54.2	5.4	59.5	37.6	(24.4)	132.3
Share based compensation	—	—	—	—	5.0	5.0
Acquisition and integration related charges	1.8	3.0	—	0.3	0.1	5.2
Restructuring and related charges	6.2	2.0	—	12.8	0.2	21.2
Inventory acquisition step-up	—	0.8	—	—	—	0.8
Pet safety recall	—	24.9	—	—	—	24.9
Spectrum merger related transaction charges	—	—	—	—	1.4	1.4
Non-recurring HRG operating costs and interest income	—	—	—	—	7.8	7.8
Salus	—	—	—	—	0.7	0.7
Adjusted EBITDA	$62.2	$36.1	$59.5	$50.7	$(9.2)	$199.3

The following is a reconciliation of net income to adjusted EBITDA for the nine month periods ended June 30, 2018 and 2017 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	PET	H&G	GAC	Corporate	Consolidated
Nine Month Period Ended June 30, 2018
Net income from continuing operations	$101.8	$42.5	$73.4	$57.3	$168.7	$443.7
Income tax benefit	—	—	—	—	(464.9)	(464.9)
Interest expense	—	—	—	—	206.6	206.6
Depreciation and amortization	31.4	31.7	14.0	12.1	10.2	99.4
EBITDA	133.2	74.2	87.4	69.4	(79.4)	284.8
Share based compensation	—	—	—	—	6.4	6.4
Acquisition and integration related charges	5.5	5.2	—	0.6	0.7	12.0
Restructuring and related charges	40.8	8.1	0.3	14.7	5.1	69.0
Inventory acquisition step-up	—	0.8	—	—	—	0.8
Pet safety recall	—	16.3	—	—	—	16.3
Spectrum merger related transaction charges	—	—	—	—	22.0	22.0
Non-recurring HRG operating costs and interest income	—	—	—	—	11.9	11.9
Salus	—	—	—	—	1.2	1.2
Other	—	—	—	—	3.3	3.3
Adjusted EBITDA	$179.5	$104.6	$87.7	$84.7	$(28.8)	$427.7
Nine Month Period Ended June 30, 2017
Net income from continuing operations	$136.7	$34.1	$88.4	$80.1	$(385.3)	$(46.0)
Income tax expense	—	—	—	—	49.1	49.1
Interest expense	—	—	—	—	232.4	232.4
Depreciation and amortization	28.0	31.6	12.4	13.9	8.4	94.3
EBITDA	164.7	65.7	100.8	94.0	(95.4)	329.8
Share based compensation	—	—	—	—	28.5	28.5
Acquisition and integration related charges	5.6	3.6	—	2.1	0.3	11.6
Restructuring and related charges	7.7	3.7	—	19.8	0.1	31.3
Inventory acquisition step-up	—	0.8	—	—	—	0.8
Pet safety recall	—	24.9	—	—	—	24.9
Spectrum merger related transaction charges	—	—	—	—	4.2	4.2
Non-recurring HRG operating costs and interest income	—	—	—	—	28.6	28.6
Salus	—	—	—	—	5.0	5.0
Adjusted EBITDA	$178.0	$98.7	$100.8	$115.9	$(28.7)	$464.7

The following is a reconciliation of net income to adjusted EBITDA for the three month periods ended July l, 2018 and July 2, 2017 for SBRH.

SB/RH HOLDINGS, LLC (in millions)	HHI	PET	H&G	GAC	Corporate	Consolidated
Three Month Period Ended July 1, 2018
Net income from continuing operations	$52.1	$14.4	$52.2	$38.2	$(87.3)	$69.6
Income tax benefit	—	—	—	—	20.5	20.5
Interest expense	—	—	—	—	43.6	43.6
Depreciation and amortization	8.9	10.6	4.7	4.3	3.7	32.2
EBITDA	61.0	25.0	56.9	42.5	(19.5)	165.9
Share based compensation	—	—	—	—	4.5	4.5
Acquisition and integration related charges	0.9	1.1	—	—	0.3	2.3
Restructuring and related charges	12.0	3.7	0.1	7.6	2.0	25.4
Pet safety recall	—	5.1	—	—	—	5.1
Other	—	—	—	—	3.3	3.3
Adjusted EBITDA	$73.9	$34.9	$57.0	$50.1	$(9.4)	$206.5
Three Month Period Ended July 2, 2017
Net income (loss) from continuing operations	$44.4	$(5.4)	$55.3	$32.5	$(75.7)	$51.1
Income tax expense	—	—	—	—	19.8	19.8
Interest expense	—	—	—	—	39.8	39.8
Depreciation and amortization	9.8	10.8	4.2	5.1	2.9	32.8
EBITDA	54.2	5.4	59.5	37.6	(13.2)	143.5
Share based compensation	—	—	—	—	3.9	3.9
Acquisition and integration related charges	1.8	3.0	—	0.3	0.1	5.2
Restructuring and related charges	6.2	2.0	—	12.8	0.2	21.2
Inventory acquisition step-up	—	0.8	—	—	—	0.8
Pet safety recall	—	24.9	—	—	—	24.9
Adjusted EBITDA	$62.2	$36.1	$59.5	$50.7	$(9.0)	$199.5

The following is a reconciliation of net income to adjusted EBITDA for the nine month periods ended July 1, 2018 and July 2, 2017 for SBRH.

SB/RH HOLDINGS, LLC (in millions)	HHI	PET	H&G	GAC	Corporate	Consolidated
Nine Month Period Ended July 1, 2018
Net income from continuing operations	$101.8	$42.5	$73.4	$57.3	$(64.6)	$210.4
Income tax benefit	—	—	—	—	(111.0)	(111.0)
Interest expense	—	—	—	—	124.2	124.2
Depreciation and amortization	31.4	31.7	14.0	12.1	10.1	99.3
EBITDA	133.2	74.2	87.4	69.4	(41.3)	322.9
Share based compensation	—	—	—	—	4.0	4.0
Acquisition and integration related charges	5.5	5.2	—	0.6	0.7	12.0
Restructuring and related charges	40.8	8.1	0.3	14.7	5.1	69.0
Inventory acquisition step-up	—	0.8	—	—	—	0.8
Pet safety recall	—	16.3	—	—	—	16.3
Other	—	—	—	—	3.3	3.3
Adjusted EBITDA	$179.5	$104.6	$87.7	$84.7	$(28.2)	$428.3
Nine Month Period Ended July 2, 2017
Net income from continuing operations	$136.7	$34.1	$88.4	$80.1	$(233.9)	$105.4
Income tax expense	—	—	—	—	53.3	53.3
Interest expense	—	—	—	—	122.0	122.0
Depreciation and amortization	28.0	31.6	12.4	13.9	8.2	94.1
EBITDA	164.7	65.7	100.8	94.0	(50.4)	374.8
Share based compensation	—	—	—	—	21.6	21.6
Acquisition and integration related charges	5.6	3.6	—	2.1	0.3	11.6
Restructuring and related charges	7.7	3.7	—	19.8	0.1	31.3
Inventory acquisition step-up	—	0.8	—	—	—	0.8
Pet safety recall	—	24.9	—	—	—	24.9
Other	—	—	—	—	—	—
Adjusted EBITDA	$178.0	$98.7	$100.8	$115.9	$(28.4)	$465.0

Consolidated Results of Operations

The following is summarized consolidated results of operations for SBH for the three and nine month periods ended June 30, 2018 and 2017 respectively:

	Three Month Periods Ended				Nine Month Periods Ended
(in millions, except %)	June 30, 2018	June 30, 2017	Variance		June 30, 2018	June 30, 2017	Variance
Net sales	$945.5	$862.9	$82.6	9.6%	$2,358.1	$2,221.6	$136.5	6.1%
Gross profit	354.6	320.3	34.3	10.7%	863.7	867.1	(3.4)	(0.4%)
Operating expenses	228.3	219.6	8.7	4.0%	682.9	629.9	53.0	8.4%
Interest expense	63.5	76.1	(12.6)	(16.6%)	206.6	232.4	(25.8)	(11.1%)
Income tax (benefit) expense	(337.8)	19.5	(357.3)	(1,832.3%)	(464.9)	49.1	(514.0)	(1,046.8%)
Net income (loss) from continuing operations	402.9	3.8	399.1	10,502.6%	443.7	(46.0)	489.7	(1,064.6%)
(Loss) income from discontinued operations, net of tax	(3.6)	36.0	(39.6)	(110.0%)	497.9	295.2	202.7	68.7%
Net income	399.3	39.8	359.5	903.3%	941.6	249.2	692.4	277.8%

Net Sales. Net sales for the three month period ended June 30, 2018 increased $82.6 million, or 9.6% with a decrease in organic sales of $63.2 million, or 7.3%.     Net sales for the nine month period ended June 30, 2018 increased $136.5 million or 6.1% with a decrease in organic sales of $47.2 million or 2.1%.  The following sets forth net sales by segment for the three month and nine month periods ended June 30, 2018 and 2017:

	Three Month Periods Ended				Nine Month Periods Ended
(in millions, except %)	June 30, 2018	June 30, 2017	Variance		June 30, 2018	June 30, 2017	Variance
HHI	$372.4	$324.7	47.7	14.7%	$1,016.8	$927.2	89.6	9.7%
PET	194.7	190.0	4.7	2.5%	608.3	576.0	32.3	5.6%
H&G	203.2	192.4	10.8	5.6%	370.6	374.2	(3.6)	(1.0%)
GAC	175.2	155.8	19.4	12.5%	362.4	344.2	18.2	5.3%
Net Sales	$945.5	$862.9	82.6	9.6%	$2,358.1	$2,221.6	136.5	6.1%

The following sets forth the principle components of change in net sales from the three and nine month periods ended June 30, 2017 to the three and nine month periods ended June 30, 2018:

(in millions)	Three Month Period Ended	Nine Month Period Ended
Net Sales for the period ended June 30, 2017	$862.9	$2,221.6
Increase due to acquisitions	14.5	64.5
Increase in HHI	46.4	83.7
Increase in GAC	18.7	15.6
Increase (Decrease) in H&G	10.8	(3.6)
Decrease in PET	(12.7)	(48.5)
Foreign currency impact, net	4.9	24.8
Net Sales for the periods ended June 30, 2018	$945.5	$2,358.1

Gross Profit. For the three month period ended June 30, 2018, gross profit increased $34.3 million, with a decrease in gross profit margin from 37.5% to 37.1%, primarily due to increased sales volumes offset by operating inefficiencies from restructuring initiatives in GAC and HHI, inflation in raw material costs primarily at HHI and GAC and increased production costs associated with start-up on operating facilities impacted by the product safety recall in PET partially offset by increased sales volumes and contributing margin from PET acquisitions.  For the nine month period ended June 30, 2018, gross profit decreased $3.4 million, with a decrease in gross profit margin from 39.0% to 36.6%, primarily due to operating inefficiencies from restructuring initiatives in GAC and HHI, inflation in raw material costs primarily at HHI and GAC and increased production costs associated with start-up on operating facilities impacted by the product safety recall in our PET segment partially offset by contributing margin from PET acquisitions previously discussed.

Operating Expenses. Operating expenses for the three month period ended June 30, 2018 increased $8.7 million, or 4.0%, primarily attributable to an increase in selling and general and administrative expenses of $1.4 million driven by Spectrum Merger transaction costs and severance costs associated with a senior executive; increase in restructuring and related charges of $10.5 million; offset by decrease in acquisition & integration related charges of $2.9 million due to the PET acquisitions in the prior year. Operating expenses for the nine month period ended June 30, 2018 increased $53.0 million, or 8.4%, primarily attributable to an increase in selling and general administrative expenses of $8.2 million driven by incremental costs in PET from acquired business in the prior year and the pet safety recall, new product development, Spectrum Merger transaction costs, plus severance costs associated with a senior executive; and increase in restructuring and related charges of $44.2 million primarily related to the HHI distribution center consolidation.  See Note 4 – Acquisitions to the Condensed Consolidated Financial Statements, and Note 5 – Restructuring and Related Charges to the Condensed Consolidated Financial Statements included elsewhere within this Quarterly Report, for additional detail.

Interest Expense. Interest expense for the three month period ended June 30, 2018 decreased $12.6 million, or 16.6%, due to refinancing activity previously discussed.  Interest expense for the nine month period ended June 30, 2018 decreased $25.8 million or 11.1% due to refinancing activity previously discussed.

Income Taxes. Our effective tax rate was significantly impacted for the three and nine month periods ended June 30, 2018 by the Tax Cuts and Jobs Act (“Tax Reform Act”) and the release of valuation allowances over capital and net operating loss carryforwards due to completion of the Spectrum Merger. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company’s applicable U.S. statutory tax rate for Fiscal 2018 will be approximately 24.5%. As a result of the Spectrum Merger, the Company and Spectrum will join in the filing of a U.S. consolidated tax return starting July 13, 2018. The form of the Spectrum Merger allows for the Company’s capital and net operating loss carryforwards to be able to be used to offset Spectrum’s future income and the US tax gain on the sale of the GBL business to Energizer.

During the three month period ended June 30, 2018, the Company released $335.0 million of valuation allowance on its U.S. federal net deferred tax assets since it is now more likely than not that the assets will be realized. During the nine month period ended June 30, 2018, we recorded a provisional $198.7 million tax benefit for restatement of U.S. deferred tax assets and liabilities and a provisional $71.0 million of income tax expense for the one-time deemed mandatory repatriation.  The Company reduced the provisional tax benefit for restatement of deferred tax assets and liabilities during the three month period ended June 30, 2018, by $8.0 million to reflect additional information regarding the Fiscal 2018 reversing temporary differences and reduced the provision for income tax expense for mandatory repatriation by $6.9 million to reflect additional information regarding earnings subject to repatriation tax.

In response to the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year measurement period in a manner similar to accounting for business combinations.  The provisional tax impacts in our consolidated financial statements for the nine month period ended June 30, 2018 may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Reform Act.  See Note 15 – Income Taxes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for additional detail.

Income From Discontinued Operations.  Discontinued operations includes GBA that is held for sale, which was previously reported as a separate segment by Spectrum within their consolidated continuing operations, and the HRG insurance operations that was sold during the three month period ended December 31, 2017.  Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

Income from discontinued operations for the three month period ended June 30, 2018 decreased $39.6 million, or 110.0%, due to the decrease in income from GBA discontinued operations of $37.8 million and decrease in income from FGL discontinued operations of $1.8 million.  The decrease in income from GBA discontinued operations is primarily attributable to incremental transaction related costs of $24.3 million for the planned divestitures of GBA.  The decrease in income from FGL discontinued operations attributable to the completion of the sale of the insurance operations on November 30, 2017 with the recognition of $5.9 million tax benefit allocated to FGL discontinued operations associated with the reversal of valuation allowance realized with the completion of the Spectrum Merger.

Income from discontinued operations for the nine month period ended June 30, 2018 decreased $202.7 million, or 68.7%, due to the decrease in income from GBA discontinued operations of $67.8 million and decrease in income from FGL discontinued operations of $270.5 million.  The decrease in income from income from GBA discontinued operations is primarily attributable to the incremental transaction related costs of $45.4 million that was recognized for the planned divestitures of GBA, plus increased operating expenses from selling and marketing activities.  The decrease in income from FGL discontinued operations was driven by the completion of the sale of the insurance operations on November 30, 2017 with a $445.9 million of accumulated other comprehensive income related to FGL.  HRG recorded $14.2 million of write-downs on FGL and Front Street during the nine month period ended June 30, 2018.  Following the completion of the FGL Merger, HRG recorded a $445.9 million adjustment to reclassify the accumulated other comprehensive income related to FGL that was previously included in shareholders’ equity, which resulted in an increase in net income from discontinued operations. Additionally, subsequent to the close of the FGL Merger, the Company recognized a $5.9 million tax benefit allocated to HRG Insurance Operations discontinued operations during the three month period ended June 30, 2018, associated with the reversal of valuation allowance realized with the completion of the Spectrum Merger.

See Note 3 – Divestitures to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information on the assets and liabilities classified as held for sale and income from discontinued operations within the results of operations.

Noncontrolling Interest.  The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest.  Such amount varies in relation to such subsidiary’s net income or loss for the period and the percentage interest not owned by SBH.  Effective the close of the Spectrum Merger, the net income from Spectrum will be fully recognized by SBH for all periods subsequent to July 13, 2018 as Spectrum will be wholly-owned as a result of the transaction.

Segment Financial Data

Prior to the Spectrum Merger, the reportable segments of HRG consisted of (i) Consumer Products, which represented HRG’s 62.0% controlling interest in Spectrum, and (ii) Corporate and Other,  which presented the holding company at HRG and other subsidiaries of HRG.  Effective the date of the merger, the manner in which management views its business activities changes to reflect the reporting segments of Spectrum, consisting of (i) Global Pet Supplies (“PET”), (ii) Home and Garden (“H&G”), (iii) Hardware & Home Improvement (“HHI”) and (iv) Global Auto Care (“GAC”).  See Note 1 – Basis of Presentation and Description of Business and Note 18 – Segment Information for further discussion.  The following is a summary of results by HRG reportable segment:

	Three Month Periods Ended				Nine Month Periods Ended
(in millions, except %)	June 30, 2018	June 30, 2017	Variance		June 30, 2018	June 30, 2017	Variance
Revenues
Consumer products	$945.5	$862.9	$82.6	9.6%	$2,358.1	$2,221.6	$136.5	6.1%
Corporate and other	—	0.1	(0.1)	(100.0%)	—	1.1	(1.1)	(100.0%)
Total revenues	$945.5	$863.0	82.5	9.6%	$2,358.1	$2,222.7	135.4	6.1%
Operating income
Consumer products	$133.3	$110.9	22.4	20.2%	$210.4	$277.1	(66.7)	(24.1%)
Corporate and other	(7.0)	(10.2)	3.2	(31.4%)	(29.6)	(39.9)	10.3	(25.8%)

The results of the Consumer Products segment for the three and nine months periods ended June 30, 2018 and 2017 are further detailed within the Spectrum segment financial data and discussion of results for Spectrum reportable segments below.  Corporate and other consists primarily of the operating costs of HRG’s holding company and other subsidiaries of HRG.  The decrease in operating loss of $3.2 million and $10.3 million for the three and nine month periods ended June 30, 2018 is primarily attributable to lower compensation costs from headcount partially offset by transaction costs associated with the Spectrum Merger.

Spectrum Segment Financial Data

Hardware & Home Improvement

	Three Month Periods Ended					Nine Month Periods Ended
(in millions, except %)	June 30, 2018	June 30, 2017	Variance			June 30, 2018	June 30, 2017	Variance
Net sales	$372.4	$324.7	$47.7		14.7%	$1,016.8	$927.2	$89.6		9.7%
Operating income	51.1	45.1	6.0		13.3%	102.4	137.4	(35.0)		(25.5%)
Operating income margin	13.7%	13.9%	(20)	bps		10.1%	14.8%	(470)	bps
Adjusted EBITDA	$73.9	$62.2	$11.7		18.8%	$179.5	$178.0	$1.5		0.8%
Adjusted EBITDA margin	19.8%	19.2%	60	bps		17.7%	19.2%	(150)	bps

Net sales for the three month period ended June 30, 2018 increased $47.7 million, or 14.7%, with an increase in organic net sales of $46.4 million or 14.3%.

•

Security and lockset increased $36.8 million due to new product introductions with retail partners; increased volumes through e-commerce channels, wholesale distributors, and home builder channel; and reduction of customer order backlog.

•	Plumbing accessories increased $7.3 million due to increased volumes through e-commerce channels and wholesale distributors and reduction of customer order backlog.
•	Hardware increased $2.3 million due to new product introductions and reduction of customer order backlog.

Operating income in the three month period ended June 30, 2018 increased $6.0 million with operating income margin decrease of 20 bps primarily due to increased sales volumes previously discussed, offset by incremental restructuring costs and operating inefficiencies driven by the HHI Distribution Center Consolidation restructuring initiative, plus increased material costs impacting operating income margin.  Adjusted EBITDA in the three month period ended June 30, 2018 increased $11.7 million with an adjusted EBITDA margin increase of 60 bps primarily due to increased sales volumes previously discussed.

Net sales for the nine month period ended June 30, 2018 increased $89.6 million, or 9.7%, with an increase in organic net sales of $83.7 million or 9.0%

•

Security and lockset increased $82.7 million due to increased market share; new product introductions and promotional volumes with retail partners; increased volumes through e-commerce channels, wholesale distributors, and home builder channel.

•	Plumbing accessories increased $11.9 million due to promotional volumes and new product introductions with retail partners and increased volumes through e-commerce channels and wholesale distributors.
•	Hardware decreased $10.9 million due to substantive sell-in volumes with a significant retail partner in the prior year.

Operating income in the nine month period ended June 30, 2018 decreased  $35.0 million with operating income margin decrease of 470 bps primarily due to incremental operating expenses and inefficiencies driven by the HHI Distribution Center Consolidation restructuring initiative, incremental material costs and unfavorable product mix, partially offset by increased sales volumes previously discussed.  Adjusted EBITDA in the nine month period ended June 30, 2018 increased $1.5 million with an adjusted EBITDA margin decrease of 150 bps primarily due increased sales volumes previously discussed with operating inefficiencies, incremental material costs, and unfavorable product mix reducing margin.

Global Pet Supplies

	Three Month Periods Ended					Nine Month Periods Ended
(in millions, except %)	June 30, 2018	June 30, 2017	Variance			June 30, 2018	June 30, 2017	Variance
Net sales	$194.7	$190.0	$4.7		2.5%	$608.3	$576.0	$32.3		5.6%
Operating income	15.0	(5.2)	20.2		(388.5%)	42.8	34.4	8.4		24.4%
Operating income margin	7.7%	(2.7%)	1,040	bps		7.0%	6.0%	100	bps
Adjusted EBITDA	$34.9	$36.1	$(1.2)		(3.3%)	$104.6	$98.7	$5.9		6.0%
Adjusted EBITDA margin	17.9%	19.0%	(110)	bps		17.2%	17.1%	10	bps

Net sales for the three month period ended June 30, 2018 increased $4.7 million, or 2.5%, with a decrease in organic net sales of $12.7 million or 6.7%.

•

Companion animal decreased $3.4 million, excluding acquisition sales of $13.5 million from PetMatrix, with an increase in NA of $8.2 million driven by increased volumes to retailers and e-commerce offsetting decreases attributable to lost distribution from the pet safety recall in the prior year; and a decrease in EMEA of $11.8 million due to the exit of a pet food tolling agreement and delayed shipments during transition of distribution centers within the region.

•

Aquatics decreased $9.3 million, excluding acquisition sales of $1.0 million from GloFish, with a decrease in NA of $2.5 million due to product category softness from slower POS and a decrease in EMEA of $5.6 million for delayed shipments during transition of distribution centers within the region.

Operating income for the three month period ended June 30, 2018 increased $20.2 million with an increase in operating income margin of 1,040 bps primarily driven by the recognition of the pet safety recall in the prior period.  Adjusted EBITDA in the three month period ended June 30, 2018 decreased $1.2 million with an adjusted EBITDA margin decrease of 110 bps primarily due to unfavorable product mix.

Net sales for the nine month period ended June 30, 2018 increased $32.3 million, or 5.6%, with a decrease in organic net sales of $48.5 million or 8.4%

•

Companion animal decreased $28.5 million, excluding acquisition sales of $60.0 million from PetMatrix, with a decrease in NA of $5.0 million driven by lost distribution from the pet safety recall, reduced listings and retail inventory reductions with specialty pet retailers; and a decrease in EMEA of $22.9 million due to the exit of a pet food tolling agreement and delayed shipments during transition of distribution centers within the region.

•

Aquatics decreased $20.0 million, excluding acquisition sales of $4.5 million from GloFish, with a decrease in NA of $13.5 million due to product category softness and slower POS, and a decrease in EMEA of $5.1 million for delayed shipments during transition of distribution centers within the region.

Operating income for the nine month period ended June 30, 2018 increased $8.4 million with an increase in operating income margin of 100 bps primarily driven the recognition of the pet safety recall in the prior period offset by incremental production costs and inefficiencies for the start-up of facilities following the product safety recall.  Adjusted EBITDA in the nine month period ended June 30, 2018 increased $5.9 million with an adjusted EBITDA margin increase of 10 bps due to improved margin from acquired businesses partially offset by inefficiencies and unfavorable product mix.

Home and Garden

	Three Month Periods Ended					Nine Month Periods Ended
(in millions, except %)	June 30, 2018	June 30, 2017	Variance			June 30, 2018	June 30, 2017	Variance
Net sales	$203.2	$192.4	$10.8		5.6%	$370.6	$374.2	$(3.6)		(1.0%)
Operating income	52.2	55.3	(3.1)		(5.6%)	73.3	88.4	(15.1)		(17.1%)
Operating income margin	25.7%	28.7%	(300)	bps		19.8%	23.6%	(380)	bps
Adjusted EBITDA	$57.0	$59.5	$(2.5)		(4.2%)	$87.7	$100.8	$(13.1)		(13.0%)
Adjusted EBITDA margin	28.1%	30.9%	(280)	bps		23.7%	26.9%	(320)	bps

Net sales and organic net sales for the three month period ended June 30, 2018 increased $10.8 million, or 5.6%.

•	Lawn & garden control products increased $7.3 million primarily due seasonal distribution from favorable weather during the period.
•	Repellent products decreased $1.4 million primarily due to lost distribution partially offset by seasonal distribution from favorable weather during the period.
•	Household insect control products increased $4.9 million primarily due to seasonal distribution from favorable weather during the period.

Operating income for the three month period ended June 30, 2018 decreased $3.1 million with a decline in operating income margin of 300 bps due to unfavorable product mix, and higher input costs.  Adjusted EBITDA in the three month period ended June 30, 2018 decreased $2.5 million with a decline in adjusted EBITDA margin of 280 bps due to timing of seasonal production, unfavorable product mix, and higher input costs.

Net sales and organic net sales for the nine month period ended June 30, 2018 decreased $3.6 million, or 1.0%.

•	Lawn & garden control products decreased $6.5 million primarily due to delay in seasonal orders and slower POS from unfavorable weather earlier in the season.
•

Repellent products decreased $1.3 million primarily due to delay in seasonal orders and slower POS from unfavorable weather earlier in the season, plus lost distribution, partially offset by inventory replenishment after recent hurricane activity in the US earlier in the fiscal year.

•	Household insect control products increased $4.2 million primarily due to increased volumes from hurricane activity in the US early in the year and delay in seasonal orders.

Operating income for the nine month period ended June 30, 2018 decreased $15.1 million with a decline in operating income margin of 380 bps due to reduction in sales volumes previously discussed, unfavorable product mix, and higher input costs.  Adjusted EBITDA in the nine month period ended June 30, 2018 decreased $13.1 million with a decline in adjusted EBITDA margin of 320 bps due to reduction in sales volumes previously discussed, unfavorable product mix, and higher input costs.

Global Auto Care

	Three Month Periods Ended					Nine Month Periods Ended
(in millions, except %)	June 30, 2018	June 30, 2017	Variance			June 30, 2018	June 30, 2017	Variance
Net sales	$175.2	$155.8	$19.4		12.5%	$362.4	$344.2	$18.2		5.3%
Operating income	38.6	32.5	6.1		18.8%	57.3	80.1	(22.8)		(28.5%)
Operating income margin	22.0%	20.9%	110	bps		15.8%	23.3%	(750)	bps
Adjusted EBITDA	$50.1	$50.7	$(0.6)		(1.2%)	$84.7	$115.9	$(31.2)		(26.9%)
Adjusted EBITDA margin	28.6%	32.5%	(390)	bps		23.4%	33.7%	(1,030)	bps

Net sales for the three month period ended June 30, 2018 increased $19.4 million, or 12.5%, with an organic sales increase of $18.7 million, or 12.0%.

•	Auto appearance products increased $1.1 million due to promotional volumes with retail partners, new product introductions, and reduction of customer order backlog.
•	Refrigerant products increased $14.8 million primarily due to increased seasonal shipments and POS from favorable weather conditions during the periods and reduction of customer order backlog.
•	Auto performance products and other increased $2.8 million due to promotional volumes with retail partners, LATAM market growth, and reduction of customer order backlog.

Operating income for the three month period ended June 30, 2018 increased $6.1 million, with an operating income margin increase of 110 bps due to increased sales volumes previously discussed.  Adjusted EBITDA for the three month period ended June 30, 2018 decreased by $0.6 million with adjusted EBITDA margin decrease of 390 bps due to unfavorable product mix, new product development and marketing costs, and higher input costs.

Net sales for the nine month period ended June 30, 2018 increased $18.2 million, or 5.3%, with an organic sales increase of $15.6 million, or 4.5%.

•	Auto appearance products increased $2.0 million due to promotional volumes with retail partners, new product introductions.
•

Refrigerant products increased $11.5 million due to early purchasing by customers in prior period in anticipation of commodity cost increases coupled with delay in seasonal shipments primarily driven by unfavorable weather conditions earlier in the season.

•	Auto performance products and other increased $2.1 million due to promotional volumes with retail partners and LATAM market growth.

Operating income for the nine month period ended June 30, 2018 decreased $22.8 million, with an operating income margin decrease of 750 bps due to unfavorable product mix, operating inefficiencies driven by GAC restructuring initiatives, new product development and marketing costs, and higher input costs.  Adjusted EBITDA for the nine month period ended June 30, 2018 decreased by $31.2 million with adjusted EBITDA margin decrease of 1,030 bps due to unfavorable product mix, incremental product costs, new product development and market costs, and higher input costs.

Liquidity and Capital Resources

The following is a summary of the SBH cash flows for the three and nine month periods ended June 30, 2018 and 2017 and SBRH cash flows for the three and nine month periods ended July 1, 2018 and July 2, 2017, respectively

	SBH		SB/RH
(in millions)	June 30, 2018	June 30, 2017	July 1, 2018	July 2, 2017
Net cash flow from operating activities from continuing operations	$(148.7)	$(69.0)	$(92.5)	$27.2
Net cash flow from investing activities from continuing operations	$1,500.0	$(323.6)	$(46.8)	$(353.4)
Net cash flow from financing activities from continuing operations	$(772.7)	$102.0	$152.1	$73.3

Cash Flows from Operating Activities

Cash flows from operating activities from SBH continuing operations decreased $79.7 million during the nine month period ended June 30, 2018 due to:

•

Increase in cash generated from continuing operations of $5.0 million, excluding a cash payment to Stanley Black and Decker in the prior year of $23.2 million for a non-recurring settlement of transitional operating costs subsequent to the acquisition of the HHI Business acquired in 2013, with cash contribution from  working capital of approximately $18.7 million primarily from increased sales volumes and collection on trade receivable;

•	Increase in cash paid for restructuring and integration related charges of $57.7 million;
•	Increase in cash paid for taxes of $4.0 million;
•

Increase in cash paid for interest of $22.9 million including a non-recurring financing cost of $4.6 million associated with a premium on redemption of 6.375% Notes during the nine month period ended June 30, 2017.

Cash flows from operating activities from continuing operations of SB/RH decreased $119.7 million during the nine month period ended June 30, 2018 primarily due to the items discussed above excluding incremental cash outflows attributable to HRG corporate operations and divestitures, and cash paid towards interest on HRG designated debt.

Depreciation and Amortization

Depreciation and amortization for the Company was $99.4 million and $94.3 million for the nine month periods ended June 30, 2018 and 2017, respectively.  The increase in depreciation and amortization is attributable to the recognition of property, plant and equipment and definite lived intangible assets from acquisitions of PetMatrix and GloFish during the year ended September 30, 2017.

Cash Flows from Investing Activities

Cash flows from investing activities from SBH continuing operations increased $1,823.6 million during the nine month period ended June 30, 2018 was primarily attributable to the net proceeds received from the sale of the HRG insurance operations of $1,546.8 million in December 2017 and net cash used in business acquisitions by Spectrum of $304.7 million, partially offset by $29.8 million in asset based loan repayments in the prior year.  Proceeds from the sale of the HRG insurance operations were used to pay down HGI Energy Notes and HRG 7.875% Senior Secured Notes discussed below.

Cash flows from investing activities from SBRH continuing operations increased $306.6 million primarily attributable to the Spectrum business acquisitions previously discussed.

Capital Expenditures

Capital expenditures for the Company was $49.2 million and $51.1 million for the nine month periods ended June 30, 2018 and 2017, respectively.  We expect to make investments in capital projects similar to historical levels.

Cash Flows from Financing Activities

Cash flows from financing activities from continuing operations decreased $874.7 million for the nine month period ended June 30, 2018 primarily due to incremental repayment on debt upon close of sale of HRG insurance operations in December 2017 and increase in repurchases of subsidiary stock by Spectrum.

Debt

During the nine month period ended June 30, 2018,  SBH recognized net proceeds from the Revolver Facility of $545.5 million primarily to support working capital needs, fund stock repurchases, and transaction costs; and $9.8 million of other debt financing. SBH made $1,007.6 million of payment on debt during the nine month period ended June 30, 2018 including the redemption of $92.0 million aggregate principal amount of the HGI Energy Notes in December 2017, the redemption of $864.4 million of the HRG 7.875% Senior Secured Notes in January 2018.  During the nine month period ended June 30, 2017, SBH recognized net proceeds from $250.0 million of the Spectrum USD Term Loan primarily to support funding acquisitions, net proceeds from the Revolver of $293.0 million to support working capital, acquisition activity and treasury stock repurchases, net proceeds of $50.0 million from a HGI Funding loan and $13.9 million of other debt financing. The Company made $253.9 million of payments on debt during the nine month period ended June 30, 2018.

During the nine month period ended June 30, 2018, Spectrum increased the capacity of its Revolver facility by $100.0 million to $800.0 million.  As a result of borrowings and payments under the Revolver Facility, as of June 30, 2018, the Company had borrowing availability of $234.5 million, net of outstanding letters of credit and amounts allocated to a foreign subsidiary.

At June 30, 2018, we were in compliance with all covenants under the Senior Credit Agreement and the indentures governing the 7.75% Notes, 6.625% Notes, the 6.125% Notes, the 5.75% Notes, and the 4.00% Notes.

The Company’s access to capital markets and financing costs may depend on the credit ratings of the Company when it is accessing the capital markets. Effective July 24, 2018, the Company’s S&P corporate credit rating was upgraded to ‘B+’ from ‘B’ S&P’s issue-level rating of the HRG senior unsecured notes was lowered to ‘B-‘ from B’ to reflect the completion of the Spectrum Merger.  Previously, S&P downgraded the ratings on Spectrum’s corporate credit and senior unsecured debt from ‘BB-’ to ‘B+’ and senior secured debt ratings from ‘BB+’ to ‘BB’; with a continued stable outlook.  None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings.

Refer to Note 10 - Debt to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for additional information.

Equity

During the nine month periods ended June 30, 2018 and 2017, SBH did not issue additional shares of common stock outside the Company’s share-based compensation plans.  Due to the completion of the Spectrum Merger, the Company issued an incremental 20.6 million shares to the minority interest holders of Spectrum in exchange for the remaining non-controlling ownership of Spectrum.

Spectrum made cash dividend payments of $71.7 million and $72.1 million during the nine month periods ended June 30, 2018 and 2017, respectively, of which $43.3 million and $41.8 million were paid to HRG, respectively.  Subsequent to the Spectrum Merger, the Company declared a dividend of $0.42 per share of the Company’s common stock, payable on September 11, 2018 to the combined shareholder group.

From time to time, Spectrum will repurchase outstanding shares common stock in the open market or otherwise.  During the nine month period ended June 30, 2018, Spectrum repurchased 3.0 million shares of Spectrum common stock for $288.0 million, compared to 1.3 million shares for $165.9 million during the nine month period ended June 30, 2017.  HRG has not previously repurchased common stock.  Subsequent to the Spectrum Merger, the Company authorized a new three-year $1 billion common stock repurchase program.

During the nine month period ended June 30, 2017, Spectrum purchased the remaining 44% non-controlling interest of Shaser, Inc. with a cash payment of $12.6 million.

Liquidity and capital resources of SB/RH are highly dependent upon the financing cash flow activities of SBH.

Liquidity Outlook

The Company’s ability to make principal and interest payment on borrowings under its U.S. and foreign credit facilities and its ability to fund planned capital expenditures will depend on its ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on its current level of operations, the Company believes that its existing cash balances and expected cash flows from operations will be sufficient to meet its operating requirements for at least the next 12 months. Due to the proposed sale of GBA as previously discussed, the Company may be required to use proceeds to make payments on outstanding debt, including payment on its Term Loans and potential payment on outstanding Notes.  However, the Company may request borrowings under its credit facilities and seek alternative forms of financing or additional investments to achieve its longer-term strategic plans.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations & Other Commercial Commitments

During the nine month period ended June 30, 2018, the Company recognized a provisional $71.0 million associated with the deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings & profits due to the Tax Reform Act enacted on December 22, 2017.  The mandatory repatriation tax is payable over 8 years, with the first payment due January 2019.  It may not be possible to reasonably predict or estimate the exact amounts and timing of these payments; however we have recognized $5.7 million of the repatriation tax liability as Other Current Liabilities and $65.3 million as Other Long-Term Liabilities on the Condensed Consolidated Statement of Financial Position as of June 30, 2018.  See Note 15 – Income Taxes of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for the year ended September 30, 2017.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. The ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019. We have performed a preliminary assessment over the impact of the pronouncement to the Company and are currently performing detailed assessments over the contracts with our customers and the impact to our processes and control environment. We have not measured the impact of adoption at this point in our assessment and have not concluded on the overall materiality of the impact of adoption to the Company’s consolidated financial statements and disclosures, or the method of adoption, but have not identified any matters that are considered significant for further disclosure.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses diversity in practice with the classification and presentation of certain cash receipts and cash payments in the statement of cash flows.  The amendments in this update addresses the classification within the statement of cash flow for debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance policies, distributions received from equity method investees, and beneficial interests in securitization transactions, among other separately identifiable cash flows when applying the predominance principle.  The ASU is applied on a retrospective basis, and will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019; with early adoption available.  We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality or timing of adoption.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which addresses diversity in practice with the classification and presentation of restricted cash in the statement of cash flow, classifying transfers between cash and restricted cash as operating, investing, or financing activities, or as a combination of those activities, in the statement of cash flows.  The amendment requires the statement of cash flows to explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents; and include with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows.  The ASU is applied on a retrospective basis, and will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019; with early adoption available.  We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality or timing of adoption.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of income. The amendment provides guidance requiring the service cost component to be recognized consistent with other compensation costs arising from service rendered by employees during the period, and all other components to be recognized separately outside of the subtotal of income from operations. The ASU is applied on a retrospective basis, and will become effective for us in the first quarter of the year ending September 30, 2019; with early adoption available.  We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality of the adoption.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815), which changes the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP, better aligning the entity’s risk management activities and financial reporting for hedging relationships. The ASU can only be applied prospectively, and will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020; with early adoption available. We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality or timing of the adoption.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

There has been no material changes in the Company’s market risk during the nine month period ended June 30, 2018. For additional information, refer to Note 10 - Debt and Note 11 - Derivatives to the Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, which was retroactively adjusted due the recognition of discontinued operations for the GBA divestitures in the Form 8-K issued on March 30, 2018.

Item 4.    Controls and Procedures

Spectrum Brands Holdings, Inc. (formerly HRG Group, Inc.)

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, SBH’s management, including our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to SBH’s management, including SBH’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the nine month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for internal controls over the identification, assessment, and reporting of assets and liabilities held for sale and discontinued operations in relation to the planned divestiture of the GBA segment.

Limitations on the Effectiveness of Controls. SBH’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that SBH’s disclosure controls and procedures or SBH’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SBH have been detected.

SB/RH Holdings, LLC

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 15d-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, SB/RH’s management, including our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to SB/RH’s management, including SB/RH’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the nine month period ended July 1, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for internal controls over the identification, assessment, and reporting of assets and liabilities held for sale and discontinued operations in relation to the planned divestiture of the GBA segment.

Limitations on the Effectiveness of Controls. SB/RH’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that SB/RH’s disclosure controls and procedures or SB/RH’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SB/RH’s have been detected.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Litigation

We are a defendant in various matters of litigation generally arising out of the ordinary course of business. We do not believe that any matters or proceedings presently pending will have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

Item 1A.   Risk Factors

With the exception of changes in risk factors discussed below, we believe that at June 30, 2018, there have been no material changes in our risk factors from those disclosed in Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (File NO-001-34757) on March 30, 2018, and those disclosed in Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (formerly HRG Group, Inc.) on April 2, 2018, which is incorporated by reference herein.

We are exploring strategic alternatives for a planned sale of GBA, but there can be no assurance that we will be successful in identifying or completing any strategic alternative or that any such strategic alternative will yield additional value for stockholders.

We have commenced the process to dispose GBA through a planned sale.  There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction.  The strategic review process may be suspended or terminated at any time without notice.  In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives and transactions.  Furthermore, any attractive strategic alternative may be limited or prohibited by applicable regulatory regimes.  Any potential transaction would be dependent upon a number of factors that may be beyond our control.  If we are unable to effectively manage the process, the business, financial condition, and results of operations of the Company and its subsidiaries could be adversely affected.  We also cannot assure that any potential transaction or strategic alternative, if identified, evaluated and consummated, will be successful in enhancing our business or financial conditions, or provide greater value to our stockholders than that reflected in the current stock price.

We could consume resources in pursuing strategic alternatives for the potential sale in GBA, which could materially adversely affect our business.

We anticipate the investigation of strategic alternatives for the potential sale of GBA, and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments, with respect to such transactions, will require substantial management time and attention and substantial costs for financial advisors, accountants, attorneys and other advisors.  The process of exploring strategic alternatives may be time consuming and disruptive to the business operations and the management teams of the Company and its subsidiaries.  If a decision is made not to consummate a specific transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable.  Furthermore, even if an agreement is reached relating to a specific transaction, we may fail to consummate the transaction for any number of reasons, including those beyond our control.  Any such event could consume significant management time and result in a loss to us of the related costs incurred, which could adversely affect our financial position and our business.

The proposed sale of our Global Batteries & Lights division to Energizer Holdings, Inc. is subject to regulatory approval.

The consummation of the acquisition of the Global Batteries & Lights (“GBL”) division by Energizer Holdings, Inc. is subject to certain customary conditions, including, among other things, (i) the absence of a material adverse effect on GBL, (ii) the receipt of certain other approvals in certain specified foreign jurisdictions, (iii) the accuracy of the representations and warranties of the parties (generally subject to a customary material adverse effect standard (as described in the Agreement) or other customary materiality qualifications), (iv) the absence of governmental restrictions on the consummation of the acquisition in certain jurisdictions, and (v) material compliance by the parties with their respective covenants and agreements under the Agreement.  The Company may not receive the required approval and other clearances for the transaction, or they may not be received in a timely manner.  If such approvals are received, they may impose terms, conditions or restrictions that may cause a failure of the closing conditions set forth in the Agreement or that could have a detrimental impact on the Company following completion of the transaction.  A substantial delay in obtaining the required authorizations, approvals or consents or the imposition of unfavorable terms, conditions or restrictions could prevent the completion of the sale.  Even if the waiting periods under the antitrust conditions expire, government authorities could seek to block or challenge the transaction as they deem necessary or desirable in the public interest.

Our business may be materially affected by changes to fiscal and tax policies that could adversely affect our results of operations and cash flows

We operate globally and changes in tax laws could adversely affect our results.  On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries, imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries, a minimum tax on foreign earnings, limitations on deduction of business interest expense and limits on deducting compensation to certain executive officers.  At this point, it is unclear which of the Tax Reform Act provisions will be adopted by U.S. states and state conformity could have a material impact on the valuation allowance recorded on U.S. state net operating losses.  Certain of these changes could have a negative or adverse impact on the operating results and cash flows of the Company.

The impact of the Tax Reform Act is still being evaluated by the Company.  During fiscal year 2018, the Company has recognized provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities.  The ultimate impact from the Tax Reform Act may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that will be issued, and actions the Company may take as a result of the Tax Reform Act.  Such changes in interpretations, guidance or assumptions could result in significant one-time charges and adversely change the Company’s effective tax rate.    See Note 15 – Income Taxes in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion on the impact from the Tax Reform Act.

We may not be able to fully utilize our U.S. tax attributes.

The Company has accumulated a substantial amount of U.S. federal and state net operating loss (“NOLs”) carryforwards, capital loss carryforwards, and federal and state tax credits that will expire if unused.  We have concluded that it is more likely than not that the majority of the federal and state deferred tax assets will create tax benefits in the future.  As a consequence of earlier business combinations and issuances of common stock, the Company and its subsidiaries have had various changes of ownership that continue to subject a significant amount of the Company’s U.S. NOLs and other tax attributes to certain limitations; and therefore a valuation allowance is still recognized on certain federal and state tax asset carryforwards that are expected to expire due to the ownership change limitations or because we do not believe we will earn enough taxable income to utilize.  Further, as a result of the Tax Reform Act being signed into law, it is unclear which provisions of the Tax Reform Act will be adopted by U.S. states.  State conformity to the provisions of the Tax Reform Act could have a material impact on the valuation allowance recorded on U.S. state net operating losses.  If we are unable to fully utilize our NOLs to offset taxable income generated in the future, our future cash taxes could be materially and negatively impacted.  For further detail over the Company’s federal and state NOLs, credits, and applicable valuation allowance as of September 30, 2017, see Note 14 – Income Taxes in the Notes to the Consolidated Financial Statements included in the Spectrum Annual Report filed within the Form 10-K.  See Note 15 – Income Taxes in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion on the impact from the Tax Reform Act on valuation allowance against its U.S. state net operating losses.

Jefferies Financial Group Inc. and CF Turul LLC (an affiliate of Fortress Investment Group, LLC) are significant stockholders of SBH and if a large percentage of their holdings were sold or otherwise disposed of, the stock price of the shares of SBH common stock could decline.

At the closing of the Merger, Jefferies Financial Group Inc. and CF Turul LLC (an affiliate of Fortress Investment Group, LLC) beneficially owned approximately 14.1% and 9.9% of the outstanding shares of SBH common stock, respectively. Pursuant to the SBH amended and restated certificate of incorporation, Leucadia and Fortress are subject to certain transfer restrictions, and pursuant to our stockholder agreement, Leucadia is subject to certain transfer restrictions. If in compliance with such restrictions or after their expiration, Leucadia or Fortress were to sell or otherwise transfer all or a large percentage of its holdings, the price of our common stock could decline.

Item 5.    Other Information

None

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2018
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Douglas L. Martin
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2018
SB/RH HOLDINGS, LLC
	By:	/s/ Douglas L. Martin
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1

Agreement and Plan of Merger, dated as of February 24, 2018, by and among Spectrum Brands Holdings, Inc., HRG Group, Inc., HRG SPV Sub I, Inc. and HRG SPV Sub II, LLC (incorporated herein by reference to Exhibit 2.1 to SBH’s Current Report on Form 8-K filed with the SEC on February 26, 2018 (File No. 1-4219)).

Exhibit 2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of June 8, 2018, by and among Spectrum Brands Holdings, Inc., HRG Group, Inc., HRG SPV Sub I, Inc. and HRG SPV Sub II, LLC (incorporated herein by reference to Exhibit 2.2 to SBH’s Current Report on Form 8-K filed with the SEC on June 8, 2018 (File No. 1-4219)).

Exhibit 3.1

Amended and Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to SBH’s Current Report on Form 8-K filed with the SEC on July 13, 2018 (File No. 1-4219)).

Exhibit 3.2

Amended and Restated Bylaws of Spectrum Brands Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to SBH’s Current Report on Form 8-K filed with the SEC on July 13, 2018 (File No. 1-4219)).

Exhibit 3.3

Certificate of Designation of Series B Preferred Stock of Spectrum Brands Holdings, Inc., as filed with the Secretary of State of the State of Delaware on July 13, 2018. (incorporated herein by reference to Exhibit 3.3 to SBH’s Current Report on Form 8-K filed with the SEC on July 13, 2018 (File No. 1-4219)).

Exhibit 4.1

Indenture governing the 7.750% Senior Notes due 2022, dated as of January 21, 2014, by and between Harbinger Group Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 21, 2014 (File No. 1-4219))

Exhibit 4.2

Indenture governing Spectrum Brands, Inc.’s 6.375% Senior Notes due 2020 and 6.625% Senior Notes due 2022, dated as of November 16, 2012, between Spectrum Brands Escrow Corp. and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on November 21, 2012 (File No. 001-13615)).

Exhibit 4.3

Indenture governing Spectrum Brands, Inc.’s 6.125% Senior Notes due 2024, dated as of December 4, 2014, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on December 8, 2014 (File No. 001-34757)).

Exhibit 4.4

Indenture governing Spectrum Brands, Inc.’s 5.750% Senior Notes due 2025, dated as of May 20, 2015, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 20, 2015 (File No. 001-34757)).

Exhibit 4.5

Indenture governing Spectrum Brands, Inc.’s 4.000% Senior Notes due 2026, dated as of September 20, 2016, among Spectrum Brands, Inc., the guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent and Elavon Financial Services DAC, as registrar and transfer agent (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on December 8, 2014 (File No. 001-34757)).

Exhibit 10.1

Credit Agreement dated as of June 23, 2015, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto from time to time (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Spectrum Brands Holdings, Inc. (File No. 001-34757) and SB/RH Holdings, LLC (File No. 333-192634-03) on June 23, 2015).

Exhibit 10.2

Security Agreement, dated as of June 23, 2015, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the subsidiary guarantors party thereto from time to time and Deutsche Bank AG New York Branch, as collateral agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Spectrum Brands Holdings, Inc. (File No. 001-34757) and SB/RH Holdings, LLC (File No. 333-192634-03) on June 23, 2015).

Exhibit 10.3

Loan Guaranty, dated as of June 23, 2015, by and among SB/RH Holdings, LLC, the subsidiary guarantors party thereto from time to time and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Spectrum Brands Holdings, Inc. (File No. 001-34757) and SB/RH Holdings, LLC (File No. 333-192634-03) on June 23, 2015).

Exhibit 10.4

First Amendment dated as of October 6, 2016 (to the Credit Agreement dated as of June 23, 2015), by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Spectrum Brands Holdings, Inc. (File No. 001-34757) and SB/RH Holdings, LLC (File No. 333-192634-03) on October 6, 2016).

Exhibit 10.5

Second Amendment dated as of March 6, 2017 (to the Credit Agreement dated as of June 23, 2015), by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto. (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Spectrum Brands Holdings, Inc. (File No. 001-34757) and SB/RH Holdings, LLC (File No. 333-192634-03) on March 6, 2017).

Exhibit 10.6

Third Amendment dated as of April 7, 2017 (to the Credit Agreement dated as of June 23, 2015), by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, Royal Bank of Canada, as arranger of the Third Amendment, and the lenders party thereto. (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Spectrum Brands Holdings, Inc. (File No. 001-34757) and SB/RH Holdings, LLC (File No. 333-192634-03) on April 7, 2017).

Exhibit 10.7

Fourth Amendment dated as of May 16, 2017 (to the Credit Agreement dated as of June 23, 2015), by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by Spectrum Brands Holdings, Inc. (File No. 001-34757) and SB/RH Holdings, LLC (File No. 333-192634-03) on May 16, 2017).

Exhibit 10.8

Fifth Amendment dated as of March 28, 2018 (to the Credit Agreement dated as of June 23, 2015), by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by Spectrum Brands Holdings, Inc. (File No. 001-34757) and SB/RH Holdings, LLC (File No. 333-192634-03) on March 28, 2018).

Exhibit 10.9

Release Agreement, dated as of July 13, 2018, by and between Ehsan Zargar and HRG Group, Inc. (incorporated herein by reference to Exhibit 10.1 to SBH’s Current Report on Form 8-K filed with the SEC on July 13, 2018 (File No. 1-4219)).

Exhibit 10.10

Release Agreement, dated as of July 13, 2018, by and between George Nicholson and HRG Group, Inc. (incorporated herein by reference to Exhibit 10.2 to SBH’s Current Report on Form 8-K filed with the SEC on July 13, 2018 (File No. 1-4219)).

Exhibit 31.1

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.*

Exhibit 31.2

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.*

Exhibit 31.3

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC *

Exhibit 31.4

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC *

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.*
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.*
Exhibit 32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC *
Exhibit 32.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC *
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
* Filed herewith
** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."