Form 10-K
period 2018-09-30
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2018-11-23
CIK 109177, 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Offices, and Telephone No.	IRS Employer Identification No.
1-4219	Spectrum Brands Holdings, Inc. (formerly HRG Group, Inc.) (a Delaware corporation) 3001 Deming Way Middleton, WI 53562 (608) 275-3340 www.spectrumbrands.com	74-1339132
333-192634-03	SB/RH Holdings, LLC (a Delaware limited liability company) 3001 Deming Way Middleton, WI 53562 (608) 275-3340	27-2812840

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of each exchange on which registered
Spectrum Brands Holdings, Inc.	Common Stock, Par Value $0.01	New York Stock Exchange
SB/RH Holdings, LLC	None	None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Spectrum Brands Holdings, Inc.	Yes	☒	No	☐
SB/RH Holdings, LLC	Yes	☐	No	☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Spectrum Brands Holdings, Inc.	Yes	☐	No	☒
SB/RH Holdings, LLC	Yes	☐	No	☒

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

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Spectrum Brands Holdings, Inc.	☐
SB/RH Holdings, LLC	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.:

Registrant	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
Spectrum Brands Holdings, Inc.	X
SB/RH Holdings, LLC			X

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

The aggregate market value of the voting stock held by non-affiliates of Spectrum Brands Holdings, Inc. was approximately $2,016.0 million based upon the closing price on the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2018). For the sole purposes of making this calculation, term “non-affiliate” has been interpreted to exclude directors and executive officers and other affiliates of the registrant.  Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, or that such person is an “affiliate” of the Company, as defined by applicable securities law.

As of November 19, 2018, there were outstanding 53,425,302 shares of Spectrum Brands Holdings, Inc.’s Common Stock, par value $0.01 per share.

SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted the information otherwise called for by Items 10 to 13 of Form 10-K as allowed under General Instruction I(2)(c).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Spectrum Brands Holdings, Inc.’s subsequent amendment to the Form 10-K to be filed within 120 days of September 30, 2018 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11 and 13.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

Forward-Looking Statements

We have made or implied certain forward-looking statements in this report. All statements, other than statements of historical facts included in this report, including the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our business strategy, future operations, financial condition, estimated revenues, projected costs, projected synergies, prospects, plans and objectives of management, as well as information concerning expected actions of third parties, are forward-looking statements. When used in this report, the words  anticipate, intend, plan, estimate, believe, expect, project, could, will, should, may and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Since these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and undue reliance should not be placed on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

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
•

public perception regarding the safety of products that we manufacture and sell, including the potential for environmental liabilities, product liability claims, litigation and other claims related to products manufactured by us and third parties;

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
•

the Company’s ability to consummate the announced sales of our Global Battery and Lighting business and Global Auto Care business on the expected terms and within the anticipated time period, or at all, which is dependent on the parties’ ability to satisfy certain closing conditions, including receipt of regulatory approvals, and our ability to realize the expected benefits of such transaction and to successfully separate such business;

•	the transition to a new chief executive officer and such officer’s ability to determine and implement changes at the Company to improve the Company’s business and financial performance; and
•

the Company’s ability to implement a successful restructuring of the leadership of the Consumer Products Group, and to realize the synergies and business and financial benefits anticipated from such restructuring.

Some of the above-mentioned factors are described in further detail in the sections entitled Risk Factors in our annual and quarterly reports (including this report), as applicable. You should assume the information appearing in this report is accurate only as of the end of the period covered by this report, or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States (“U.S.”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I

ITEM 1. BUSINESS

This combined Form 10-K is being filed by Spectrum Brands Holdings, Inc. (“SBH”) and SB/RH Holdings, LLC (“SB/RH”) (collectively, the “Company”). SB/RH is a wholly-owned subsidiary of SBH and represents a majority of its assets, liabilities, revenues, expenses and operations. Thus, all information contained in this report relates to, and is filed by, SBH. Information that is specifically identified in this report as relating solely to SBH, such as its financial statements and its common stock, does not relate to and is not filed by SB/RH. SB/RH makes no representation as to that information. The terms “the Company,” “we,” and “our” as used in this report, refer to both SBH and its consolidated subsidiaries and SB/RH and its consolidated subsidiaries, unless otherwise indicated. The terms “SBH” and “SB/RH” refer to Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC, respectively.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available on our website at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Copies will also be provided to any stockholder upon written request to the Vice President, Investor Relations & Corporate Communications, Spectrum Brands, Inc. at 3001 Deming Way, Middleton, Wisconsin 53562 or via electronic mail at investorrelations@spectrumbrands.com, or by contacting the Vice President, Investor Relations & Corporate Communications by telephone at (608) 275-3340.

General

Overview

On July 13, 2018, the Company completed the planned Spectrum Merger, as further discussed in Note 4 – Acquisitions to the Consolidated Financial Statements, included elsewhere in the annual report. Prior to the Spectrum Merger, SBH was a holding company, doing business as HRG Group, Inc. (“HRG”) and conducting its operations principally through its majority owned subsidiaries. Effective the date of the Spectrum Merger, management of the organization was assumed by management of its majority owned subsidiary, Spectrum Brands Holdings, Inc. (“Spectrum”, subsequently renamed Spectrum Brands Legacy, Inc.); resulting in HRG changing its name to SBH and changing the ticker of common stock traded on the New York Stock Exchange (“NYSE”) from the symbol “HRG” to “SPB”.

Prior to the Spectrum Merger, the reportable segments consisted of (i) Consumer Products, which represented HRG’s 62.0% controlling interest in Spectrum, and (ii) Corporate and Other, which represented the holding company at HRG and other subsidiaries of HRG. Effective the date of the Spectrum Merger, the manner in which management views its business activities changed to reflect the reporting segments of Spectrum. Refer to Note 19 – Segment Information, included in the Notes to the Consolidated financial statements, included elsewhere in this Annual Report, for further discussion over reporting segments of Spectrum.

SB/RH is a wholly owned subsidiary of Spectrum and ultimately, SBH. SB/RH along with its wholly-owned subsidiary, Spectrum Brands, Inc. (“SBI”) issued certain debt guaranteed by domestic subsidiaries. The reportable segments of SB/RH are consistent with the segments of SBH.

Spectrum

Spectrum is a diversified global branded consumer products company. The Company manufactures, markets and/or distributes its products in approximately 160 countries in the North America (“NA”); Europe, Middle East & Africa (“EMEA”); Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”) and construction companies. We enjoy strong name recognition in our regions under our various brands and patented technologies across multiple product categories. We manage the business in four vertically integrated, product-focused segments: (i) Hardware & Home Improvement (“HHI”), (ii) Global Pet Supplies (“PET”), (iii) Home and Garden (“H&G”) and (iv) Global Auto Care (“GAC”). Geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and the financial results for all product lines within that segment.  Effective December 29, 2017, the Company’s Board of Directors approved a plan to explore strategic alternatives, including a planned sale of the Company’s Global Batteries and Appliances (“GBA”) segment. As a result, the Company’s assets and liabilities associated with the GBA segment have been classified as held for sale and the respective operations of the GBA segment have been classified as discontinued operations; and reported separately for all periods presented as the disposition represents a strategic shift that will have a major effect on the Company’s operations and financial results.    The following is an overview of the consolidated business showing the net sales by segment and geographic region sold (based upon destination) as a percentage of consolidated net sales for the year ended September 30, 2018:

Our operating performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; consumer confidence and preferences; our overall product line mix, including pricing and gross margin, which vary by product line and geographic market; pricing of certain raw materials and commodities; energy and fuel prices; and our general competitive position, especially as impacted by our competitors’ advertising and promotional activities and pricing strategies. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 to this Annual Report, for further discussion of the consolidated operating results and segment operating results.

Hardware and Home Improvement (HHI)

The following is an overview of HHI net sales by product category and geographic region sold (based upon destination) as a percentage of net sales for the segment for the year ended September 30, 2018:

The security product category includes a broad range of locksets and door hardware including knobs, levers, deadbolts and handle sets sold under four main brands: (i) Kwikset®, residential door hardware sold primarily in the U.S and LATAM; (ii) Weiser®, residential door hardware sold primarily in Canada; (iii) Baldwin®, luxury residential door hardware sold primarily in the U.S.; and (iv) Tell®, commercial doors and hardware sold primarily in the U.S. Our residential lockset products incorporate patented SmartKey® technology that provides advanced security and easy rekeying. The security segment also includes electronic and connected locks allowing customers more convenience and protection including remote security features as part of many home automation and integrated security/alarm solutions. We also supply product to some customers who have private label offerings.

The plumbing product category includes kitchen and bath faucets and accessories under the Pfister® brand, which delivers designs at a value. Pfister® offers a wide range of styles and finishes to meet a variety of consumer, plumber and builder needs.

The hardware product category includes a broad range of products such as hinges, metal shapes, security hardware, wire goods, track and sliding door hardware and gate hardware sold primarily under the National Hardware® brand in the U.S. We also sell some products under the Stanley® brand subject to a licensing arrangement.

The sales force of the HHI business is aligned by brands, customers and geographic regions. We have strong partnerships with a variety of customers including large home improvement centers, wholesale distributors, home builders, plumbers, home automation providers, security/alarm monitoring providers, and commercial contractors.

Global Pet Supplies (PET)

The following is an overview of PET net sales by product category and geographic region sold (based upon destination) as a percentage of net sales for the segment for the year ended September 30, 2018:

The aquatics product category includes a broad line of products, including fully integrated consumer and commercial aquarium kits, stand-alone tanks, aquatics equipment such as filtration systems, heaters and pumps, and aquatics consumables such as fish food, water management and care. Our largest aquatics brands are Tetra®, Marineland®, Instant Ocean®, and GloFish®.

The companion animal product category includes a variety of specialty pet products, including rawhide chews, dog and cat clean-up, training, health and grooming products, small animal food and care products, and rawhide-free dog treats. Our largest specialty pet brands include Dingo®, FURminator®, Nature’s Miracle®, Wild Harvest®, 8-in-1®, Littermaid®, DreamBone®, SmartBones® and Healthy-Hide®, marketed across the Good’n’Fun®, and Good’n’Tasty® family of brands. The product category also includes wet and dry pet food for dogs and cats under the IAMS®, Eukanuba® and 8-in-1® brand names in European markets.

We sell primarily to pet superstores, mass merchandisers, e-tailers, grocery stores and drug chains, warehouse clubs and other specialty retailers. International distribution varies by region and is often executed on a country-by-country basis.

Home and Garden (H&G)

The following is an overview of H&G net sales by product category and geographic region sold (based upon destination) as a percentage of net sales for the segment for the year ended September 30, 2018:

The controls product category includes a variety of outdoor insect and weed control solutions, and animal repellents under the brand names Spectracide®, Black Flag®, Garden Safe®, EcoLogic® and Liquid Fence®.  Our lines of outdoor control solutions are designed to assist consumers in controlling insects, weeds and animals when tackling lawn and landscaping projects. Our outdoor products are available as aerosols, granules, ready-to-use sprays or hose-end ready-to-sprays designed to fulfill a variety of consumer needs.

The household product category includes a broad array of household pest control solutions, such as spider and scorpion killers; ant and roach killers; flying insect killers; insect foggers; wasp and hornet killers; bedbug, flea and tick control products; and roach and ant baits. Our largest brands in the household insect control and rodenticide category are Hot Shot® and Black Flag®.

The repellents product category includes personal-use pesticides for protection from various outdoor nuisance pests, especially mosquitoes. These products include both personal repellents in a variety of formulas to meet consumer needs, such as aerosols, lotions, pump sprays and wipes, as well as area repellents, such as yard sprays and citronella candles to allow consumers to enjoy the outdoors without bothersome pests. Our brands in the insect repellents category are Cutter® and Repel®.

We sell primarily to home improvement centers, mass merchandisers, dollar stores, hardware stores, home and garden distributors, and food and drug retailers, primarily in the U.S.

Global Auto Care (GAC)

The following is an overview of GAC net sales by product category and geographic region sold (based upon destination) as a percentage of net sales for the segment for the year ended September 30, 2018:

The appearance product category includes protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes designed to clean, shine, refresh and protect interior and exterior automobile surfaces under the brand name Armor All®. Armor All® is a leader in the automotive aftermarket appearance products category based upon its recognized brand name, convenient application methods and product innovation.

The performance product category includes STP® branded fuel and oil additives, functional fluids and automotive appearance products that benefit from a rich heritage in the car enthusiast and racing scenes, characterized by a commitment to technology, performance and motor sports partnerships for over 60 years. The strong brand equity of STP® also provides for attractive licensing opportunities that augment our presence in our core performance categories.

The A/C recharge product category includes do-it-yourself automotive air conditioner recharge products under the A/C PRO® brand name, along with other refrigerant and oil recharge kits, sealants and accessories.

The GAC sales force is geographically aligned with key customers and supply; and sell primarily to big-box auto, auto specialty retail, mass retailers, food and drug retailers. Small regional and convenience store customers are serviced by brokers and distributors. International distribution varies by region and is often executed on a country-by-country basis.

HRG - Salus

HRG, through its subsidiary, Salus, used variable interest entities (“VIE”) for securitization activities, in which Salus transferred whole loans into a trust or other vehicle such that the assets were legally isolated from the creditors of Salus. Assets held in a trust could only be used to settle obligations of the trust. The creditors of the trusts typically had no recourse to Salus except in accordance with the obligations under standard representations and warranties. When Salus was the servicer of whole loans held in a securitization trust, Salus has the power to direct the most significant activities of the trust. Salus consolidated a whole-loan securitization trust if it had the power to direct the most significant activities and also held securities issued by the trust or has other contractual arrangements, other than standard representations and warranties that could potentially be significant to the trust.

Other Information

Sales, Distribution and Competition

We sell our products through a variety of trade channels, including retailers, e-commerce and online retailers, wholesalers and distributors, construction companies and OEMs. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Retail sales of the consumer products we market have been increasingly consolidated on a worldwide basis into a small number of regional and national mass merchandisers and e-commerce companies that generally have strong negotiating power with their suppliers. A significant percentage of our sales are attributable to a limited group of retailer customers, including (in alphabetical order), Amazon, Autozone, Dollar General, Lidl, Lowe’s, PetSmart, O’Reilly, Target, The Home Depot, and Wal-Mart. Our sales to the three largest customers, Wal-Mart, Home Depot and Lowe’s, represented approximately 38% of our consolidated net sales for the fiscal year ended September 30, 2018, respectively. No other customer accounted for more than 10% of our consolidated net sales in the fiscal year ended September 30, 2018.

Factors influencing product sales include brand name recognition, perceived quality, price, performance, product packaging, design innovation, and consumer confidence and preferences as well as creative marketing, promotion and distribution strategies. We compete for limited shelf space and consumer acceptance based on location and product segment. We also compete with our retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products, typically at lower prices. The Company addresses competitive challenges with the following factors:

•

Strong Diversified Global Brand Portfolio. We have a global portfolio of well-recognized consumer product brands. We believe that the strength of our brands positions us to extend our product lines and provide our retail customers with strong sell-through to consumers.

•

Strong Global Retail Relationships. We have well-established business relationships with many of the top global retailers, distributors and wholesalers, which have assisted us in our efforts to expand our overall market penetration and promote sales.

•

Expansive Distribution Network. We distribute our products in approximately 160 countries through a variety of trade channels, including retailers, wholesalers and distributors, construction companies and OEMs.

•

Innovative New Products, Packaging and Technologies. We have a long history of product and packaging innovations in each of our product categories and continually seek to introduce new products both as extensions of existing product lines and as new product categories.

•

Experienced Management Team. Our management team has substantial consumer products experience. On average, each senior management team member has more than 20 years of experience at Spectrum Brands, or other branded consumer product companies such as Newell Brands and Honeywell.

Within HHI, primary competitors in security and residential locksets include Allegion (Schlage), Assa Abloy (Emtek, Yale) and private label import brands such as Defiant. Primary competitors for hardware include The Hillman Group, Hampton Products, Koch (Lehigh) and private labels such as Crown Bolt. Primary competitors for plumbing include Masco (Delta), Fortune Brands (Moen), Kohler, American Standard and private label brands such as Glacier Bay.

Primary competitors in PET are Mars Corporation, the Hartz Mountain Corporation and Central Garden & Pet Company which all sell a comprehensive line of pet supplies that compete across our product categories. The pet supplies product category is highly fragmented with no competitor holding a substantial market share and consists of small companies with limited product lines.

Primary competitors in H&G are The Scotts Miracle-Gro Company (Scotts, Ortho, Roundup, Miracle-Gro, Tomcat); Central Garden & Pet (AMDRO, Sevin), Bayer A.G. (Bayer Advanced), S.C. Johnson & Son, Inc. (Raid, OFF!); and Henkel AG & Co. KGaA (Combat).

Within GAC, primary competitors for appearance products are Meguiars, Turtle Wax, Black Magic, Mothers, and private label brands. Primary competitors in performance chemical products include Lucas, Gumout, Chevron, Prestone, and private label brands. Primary competitors for A/C recharge products primarily consist of private label brands. We also encounter competition from similar and alternative products, many of which are produced and marketed by major multinational or national companies such as Mothers, Meguiars, Lucas, and Sea Foam.

Seasonality

Sales of certain product categories tend to be seasonal and may impact our financial results on a consolidated basis. Sales in our HHI segment primarily increase during the spring and summer construction period (the Company’s third and fourth fiscal quarters). Sales in our PET segment remain fairly consistent throughout the year with little variation. Sales in our H&G segment and GAC segment typically peak during the first six months of the calendar year (the Company’s second and third fiscal quarters) due to customer seasonal purchasing patterns and timing of promotional activities. Our sales by quarter as a percentage of annual net sales during the years ended September 30, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
First Quarter	21%	20%	20%
Second Quarter	24%	25%	26%
Third Quarter	30%	29%	30%
Fourth Quarter	25%	26%	24%

Manufacturing, Raw Materials and Suppliers

The principal raw materials used in manufacturing include brass, zinc, and steel used in our HHI products; and refrigerant R-134a used in our GAC A/C recharge products; that are sourced either on a global or regional basis. The prices of these raw materials are susceptible to fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. We have regularly engaged in forward purchase and hedging derivative transactions in an attempt to effectively manage certain raw material costs we expect to incur over the next 12 to 24 months.

Substantially all of our HHI Pfister products and rawhide alternative products from our recent PetMatrix acquisition are manufactured by third party suppliers that are primarily located in the Asia-Pacific region. We maintain ownership of most of the tooling and molds used by our suppliers.

We continually evaluate our manufacturing facilities’ capacity and related utilization. As a result of such analyses, we have closed a number of manufacturing facilities during the past five years. In general, we believe our existing facilities are adequate for our present and foreseeable needs.

Patents and Trademarks

We use and maintain a number of patents, trademarks, brand names and trade names that are, in the aggregate, important to our businesses. We seek trademark protection in the U.S. and in foreign countries. The Company’s most significant registered trademarks are:

Segment	Trademarks
HHI	Kwikset®, Weiser®, Baldwin®, National Hardware®, Stanley®, Fanal®, Pfister®, Tell Manufacturing®
PET

Tetra®, 8IN1®, Dingo®, Nature’s Miracle®, Wild Harvest™, Marineland®, FURminator®, Littermaid®, Birdola®, Healthy-Hide®, Digest-eeze®, Iams® (Europe only), Eukanuba® (Europe only), SmartBones®, DreamBone®, GloFish®

H&G	Spectracide®, Cutter®, Hot Shot®, Repel®, EcoLogic®, Real-Kill®, Ultra Kill®, Black Flag®, Liquid Fence®, Rid-A-Bug®, TAT®, Garden Safe®,
GAC	Armor All®, STP®, A/C PRO®

We license the Stanley® and Black & Decker® marks and logos in the HHI segment for such products as residential locksets, builder’s hardware, padlocks, and door hardware through a transitional trademark license agreement with Stanley Black & Decker Corporation (“SBD”). Under the agreement and as part of the acquisition of the HHI Business in December 2012, Spectrum has a royalty-free, fully paid license to use certain trademarks, brand names and logos in marketing our products and services for five years after the completion of the HHI Business acquisition. The Company has amended the license agreement with SBD to extend the license agreement and allow for the continued use of the respective trademarks, brand names and logos in the HHI segment through December 2018. During this extension period, Spectrum will pay to SBD royalties based on a percentage of sales.

Research and Development

Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our strong brand names, established customer relationships and significant research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality. During the years ended September 30, 2018, 2017 and 2016, we invested $28.3 million, $27.2 million and $27.0 million, respectively, in product research and development.

Governmental Regulations and Environmental Matters

Due to the nature of our operations, our facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with the releases of hazardous substances at our facilities. We believe that compliance with the federal, state, local and foreign laws and regulations to which we are subject will not have a material effect upon our capital expenditures, financial condition, earnings or competitive position.

From time to time, we have been required to address the effect of historic activities on the environmental condition of our properties. We have not conducted invasive testing at all facilities to identify all potential environmental liability risks. Given the age of our facilities and the nature of our operations, it is possible that material liabilities may arise in the future in connection with our current or former facilities. If previously unknown contamination of property underlying or in the vicinity of our manufacturing facilities is discovered, we could incur material unforeseen expenses, which could have a material adverse effect on our financial condition, capital expenditures, earnings and competitive position. Although we are currently engaged in investigative or remedial projects at some of our facilities, we do not expect that such projects, taking into account established accruals, will cause us to incur expenditures that are material to our business, financial condition or results of operations; however, it is possible that our future liability could be material.

We have been, and in the future may be, subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which we are held responsible as a result of our relationships with such other parties. In the U.S., these proceedings are under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or similar state laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all costs incurred in investigating and remediating contamination at a site. As a practical matter, liability at CERCLA sites is shared by all of the viable responsible parties. We occasionally are identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where we have been notified of our status as a potentially responsible party, it is either premature to determine whether our potential liability, if any, will be material or we do not believe that our liability, if any, will be material. We may be named as a potentially responsible party under CERCLA or similar state laws for other sites not currently known to us, and the costs and liabilities associated with these sites may be material.

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. See Note 18 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements included elsewhere within the Annual Report for further discussion on estimated liabilities arising from such environmental matters. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters should not be material to our business or financial condition.

Electronic and electrical products that depend on electric current to operate (“EEE”) that we sell in Europe are subject to regulation in European Union (“EU”) markets under two key EU directives. Among our brands, this includes a limited range of products, such as aquarium pumps, heaters, and lighting. The first directive is the Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) which took effect in EU member states beginning July 1, 2006. RoHS prohibits companies from selling EEE products which contain certain specified hazardous materials in EU member states. We believe that compliance with RoHS does not have a material effect on our capital expenditures, financial condition, earnings or competitive position. The second directive is entitled the Waste of Electrical and Electronic Equipment (“WEEE”). WEEE makes producers or importers of particular classes of EEE goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. WEEE assigns levels of responsibility to companies doing business in EU markets based on their relative market share. WEEE calls on each EU member state to enact enabling legislation to implement the directive. To comply with WEEE requirements, we have partnered with other companies to create a comprehensive collection, treatment, disposal and recycling program as specified within the member countries we conduct business. As EU member states pass enabling legislation we currently expect our compliance system to be sufficient to meet such requirements. Our current estimated costs associated with compliance with WEEE are not significant based on our current market share. However, we continue to evaluate the impact of the WEEE legislation and implementing regulations as EU member states implement guidance and as our market share changes and, as a result, actual costs to our company could differ from our current estimates and may be material to our business, financial condition or results of operations.

Certain of our products and facilities in each of our business segments are regulated by the United States Environmental Protection Agency (the “EPA”), the United States Food and Drug Administration (the “FDA”) and/or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides are regulated by the EPA and equivalent state agencies. The majority of these products must be registered at a federal and/or state level before they can be sold. Our inability to obtain, delay in our receipt of, or the cancellation of any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients. We may not always be able to avoid or minimize these risks.

The Food Quality Protection Act (“FQPA”) established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the FQPA, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of our products continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in our products.

Certain of our products and packaging materials are subject to regulations administered by the FDA. Among other things, the FDA enforces statutory prohibitions against misbranded and adulterated products, establishes ingredients and manufacturing procedures for certain products, establishes standards of identity for certain products, determines the safety of products and establishes labeling standards and requirements. In addition, various states regulate these products by enforcing federal and state standards of identity for selected products, grading products, inspecting production facilities and imposing their own labeling requirements.

Certain A/C products containing R-134a are subject to regulation in the U.S. markets under the EPA’s Significant New Alternative Policy (“SNAP Program”), which implements international agreements restricting the use of certain refrigerants. The EPA has identified use of R-134a in new automotive air conditioning systems as an approved use up to the 2020 automotive model year. The EPA has not yet approved a replacement refrigerant under the SNAP program for sale in small cans for automotive use for automobiles produced beginning with the 2021 model year, and future rulemakings from the agency are anticipated. In addition, in 2017 the Court of Appeals for the District of Columbia issued a decision that may remove R-134a from regulation under the SNAP program. On October 9, 2018, the U.S. Supreme Court issued an order denying further review, meaning the lower court’s decision will stand. Certain U.S. states, including California, are evaluating state-level regulation of R-134a to replace the SNAP regulations. We currently believe that compliance with current and future SNAP regulations and any state equivalents will not have a material effect on our capital expenditures, financial condition, earnings or competitive position. However, until such time as future regulations are issued and future alternate refrigerants are approved for sale in small cans, a full evaluation of these costs cannot be completed. We will continue to evaluate the impact of the SNAP Program and any state equivalents as the EPA and states issues additional guidance.

The fish sold under the GloFish brand can be classified as an intragenic or transgenic species due to the addition of their bioluminescent genes, which means the FDA has the authority to regulate as the luminescence is caused by intentionally altered genomic DNA. Additional regulatory agencies, including the EPA, as well as agencies in U.S. and foreign states have authority to regulate these types of species. It is possible that the EPA, FDA, another U.S. federal agency, a U.S. state, or a foreign agency could in the future seek to exercise authority over the distribution and/or sale of GloFish brand fish. We will continue to monitor the development of any regulations that might apply to our bioluminescent fish.

Certain of our products may be regulated under programs within the United States, Canada, or in other countries that may require that those products and the associated product packaging be recycled or managed for disposal through a designated recycling program. Some programs are funded through assessment of a fee on the manufacturer and suppliers, including Spectrum Brands. We do not expect that such programs will cause us to incur expenditures that are material to our business, financial condition or results of operations; however, it is possible that our future liability could be material.

The United States Toxic Substances Control Act (“TSCA”) was amended in 2016, and the EPA is currently evaluating additional chemicals for regulation under that amended law. Certain of our products may be manufactured using chemicals or other ingredients that may be subject to regulation under current TSCA regulations, and other chemicals or ingredients may be regulated under the law in the future. We do not expect that compliance with current or future TSCA regulations will cause us to incur expenditures that are material to our business, financial condition or results of operations; however, it is possible that our future liability could be material.

Employees

We have approximately 13,000 full-time employees worldwide as of September 30, 2018 associated with our continuing operations. Approximately 4% of our total labor force is covered by collective bargaining agreements. There are 2 collective bargaining agreements that will expire during our fiscal year ending September 30, 2019, which cover approximately 63% of the labor force under collective bargaining agreements, or approximately 2% of our total labor force. We believe that our overall relationship with our employees is good.

Discontinued Operations

GBA

As previously discussed, the Company’s assets and liabilities associated with the GBA segment have been classified as held for sale and the respective operations have been classified as discontinued operations; and reported separately for all periods presented. The GBA segment consists of (i) consumer batteries products including alkaline batteries, zinc carbon batteries, nickel metal hydride (NiMH) rechargeable batteries, hearing aid batteries, battery chargers, battery-powered portable lighting products including flashlights and lanterns, and other specialty battery products primarily under the Rayovac® and VARTA® brand, and other proprietary brand names pursuant to licensing arrangements with third parties; (ii) small appliances products consisting of small kitchen appliances under the Black & Decker®, Russell Hobbs®, George Foreman®, Juiceman® and Breadman® brands, including toaster ovens, toasters, sandwich makers, coffeemakers, coffee grinders, can openers, electric knives, grills, deep fryers, food choppers, food processors, slow cookers, hand mixers, blenders, juicers, bread makers, kettles, rice cookers and steamers; and (iii) personal care products including a broad line of electric shaving and grooming products under the Remington® brand name, including men’s rotary and foil shavers, beard and mustache trimmers, body groomers, nose and ear trimmers, women’s shavers, haircut kits and intense pulsed light hair removal systems.

GBA products are sold primarily to large retailers, online retailers, wholesalers, distributors, warehouse clubs, food and drug chains and specialty trade or retail outlets such as consumer electronics stores, department stores, discounters and other specialty stores. GBA maintains separate sales teams to service (i) retail sales and distribution channels; (ii) hearing aid professionals channel; and (iii) industrial distributors and OEM sales and distribution channel. International distribution varies by region and is often executed on a country-by-country basis. GBA also utilizes a network of independent brokers to service participants in selected distribution channels.

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

Sales in our GBA segment, primarily from consumer battery and electric personal care product categories tend to increase during the December holiday season (the Company’s first fiscal quarter), while small appliances sales increase from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales (the Company’s fourth fiscal quarter) and in December for the holiday season.

The principal raw materials used in manufacturing include zinc and electrolytic manganese dioxide used in consumer batteries products that are sourced either on a global or regional basis. The prices of these raw materials are susceptible to fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. GBA regularly engaged in forward purchase and hedging derivative transactions in an attempt to effectively manage certain raw material costs we expect to incur over the next 12 to 24 months.  Substantially all of our rechargeable batteries and chargers, portable lighting products, and personal care and small appliances are manufactured by third party suppliers that are primarily located in the Asia-Pacific region. GBA maintains ownership of most of the tooling and molds used by our suppliers.

GBA maintains a number of patents, trademarks, and brands names that are, in the aggregate, important to the business.  The most significant trademarks associated with the business are Rayovac®, Varta ®, Remington®, Black & Decker®, George Foreman®, Russell Hobbs®, Farberware®, Toastmaster®, Breadman®, and Juiceman®.  GBA acquired the rights to the VARTA® trademark in the consumer battery category and Johnson Controls Inc. acquired rights to the trademark in the automotive battery category from VARTA AG. VARTA AG continues to have rights to use the trademark with travel guides and industrial batteries and VARTA Microbattery GmbH has the right to use the trademark with micro batteries. GBA is party to a Trademark and Domain Names Protection and Delimitation Agreement that governs ownership and usage rights and obligations of the parties relative to the VARTA® trademark.

GBA licenses the Black & Decker® brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products through a trademark license agreement with The Black and Decker Corporation (“BDC”) through December 2018. Under the agreement, GBA agreed to pay BDC royalties based on a percentage of sales, with minimum annual royalty payments of $15.0 million through calendar year 2018. The agreement also requires us to comply with maximum annual return rates for products. If BDC does not agree to renew the license agreement, we have 18 months to transition out of the brand name with no minimum royalty payments during such transition period and BDC has agreed to not compete in the four categories for five years after the end of the transition period. Upon request, BDC may elect to extend the license to use the Black & Decker brand to certain additional product categories. BDC has approved several extensions of the license to additional categories and geographies.

GBA owns the right to use the Remington® trademark for electric shavers, shaver accessories, grooming products and personal care products; and Remington Arms Company, Inc. (“Remington Arms”) owns the rights to use the trademark for firearms, sporting goods and products for industrial use, including industrial hand tools. The terms of a 1986 agreement between Remington Products, LLC and Remington Arms provides for the shared rights to use the trademark on products which are not considered “principal products of interest” for either company. GBA retains the trademark for nearly all products which we believe can benefit from the use of the brand name in our distribution channels.

GBA holds a license that expires in March 2022 for certain alkaline battery designs, technology and manufacturing equipment from Matsushita Electrical Industrial Co., Ltd. (“Matsushita”), to whom we pay a royalty. Through ownership of Shaser, Inc., we have patented technology that is used in our i-Light and i-Light Reveal product line.

On January 15, 2018 Spectrum entered into a definitive Acquisition Agreement (“Energizer Agreement”) with Energizer Holdings, Inc. (“Energizer”) where Energizer has agreed to acquire from Spectrum its Global Battery and Lighting (“GBL”) business for an aggregate purchase price of $2.0 billion in cash, subject to customary purchase price adjustments.  The Agreement provides that Energizer will purchase the equity of certain subsidiaries of Spectrum, and acquire certain assets and assume certain liabilities of other subsidiaries used or held for the purpose of the GBL business.  The GBL business is a component of GBA, which also includes shared operations and assets of the remaining components of the segment consisting of the Home and Personal Care (“HPC”) business.  Spectrum has been actively marketing the HPC business with interested parties for a separate transaction(s).  Refer to Note 3 – Divestitures, included in the Notes to the Consolidated Financial Statements for further discussion pertaining to the GBA divestiture.  See Note 23 – Subsequent Events to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further developments over GBA divestitures and GAC divestiture subsequent to September 30, 2018

HRG – Insurance Operations

On November 30, 2017, Fidelity & Guaranty Life (“FGL”), a former majority owned subsidiary of HRG, completed its merger (the “FGL Merger”) with CF Corporation and its related entities (collectively, the “CF Entities”) in accordance with its previously disclosed Agreement and Plan of Merger (the “FGL Merger Agreement”).  In addition, pursuant to a share purchase agreement, on November 30, 2017, Front Street Re (Delaware) Ltd., a wholly-owned subsidiary of HRG, sold to the CF Entities (such sale, the “Front Street Sale”) all of the issued and outstanding shares of its former wholly-owned subsidiaries, Front Street Re Cayman Ltd. and Front Street Re Ltd (collectively, “Front Street”, and together with FGL, the “Insurance Operations”). Pursuant to the share purchase agreement, on December 5, 2017, the Company repaid the $92.0 million of notes (such notes, the “HGI Energy Notes”) issued by HGI Energy, which were held directly and indirectly by Front Street and FGL. As a result of the completion of the FGL Merger and the Front Street Sale, HRG no longer has any equity interest in FGL or Front Street and HRG’s former Insurance Operations business is presented as discontinued operations for prior periods. HRG deconsolidated FGL and Front Street as of November 30, 2017.  Refer Note 3 – Divestitures, included in the Notes to the Consolidated Financial Statements for more discussion pertaining to the disposition of HRG’s former Insurance Operations business.

ITEM 1A.RISK FACTORS

Any of the following factors could materially and adversely affect our business, financial condition and results of operations. The risks described below are not the only risks that we may face. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially and adversely affect our business, financial condition or results of operations.

Our substantial indebtedness may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our substantial indebtedness.

We have, and we expect to continue to have, a significant amount of indebtedness. See Note 11 – Debt to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail. Our substantial indebtedness has had, and could continue to have, material adverse consequences for our business, and may:

•

require us to dedicate a large portion of our cash flow to pay principal and interest on our indebtedness, which will reduce the availability of our cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;

•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	restrict our ability to make strategic acquisitions, dispositions or to exploit business opportunities;
•	place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit our ability to borrow additional funds (even when necessary to maintain adequate liquidity) or dispose of assets.

Under the senior secured facilities and the indentures governing the notes (together, the “Indentures”), we may incur additional indebtedness. If new debt is added to our existing debt levels, the related risks that we now face would increase.

Furthermore, a portion of our debt bears interest at variable rates. Increases in market interest rates may raise the interest rate on our variable rate debt and create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.  Upon completion of a divestiture, we may be required to paydown debt using proceeds from the sale.

Restrictive covenants in the senior secured facilities and the Indentures may restrict our ability to pursue our business strategies.

The senior secured facilities and the Indentures each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The senior secured facilities and the Indentures also contain customary events of default and covenants imposing operating and financial restrictions on our business. These covenants could, among other things, restrict our ability to incur additional indebtedness, liens or engage in sale and leaseback transactions, pay dividends or make distribution in respect of capital stock, make certain restricted payments, sell assets, engage in transactions with affiliates, except on an arms-length basis, or consolidate or merge with or sell substantially all of our assets to, another period.  Further, these covenants could, among other things, limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully. In addition, the senior secured facilities and the Indentures require us to dedicate a portion of cash flow from operations to payments on debt and also contain borrowing restrictions based on, among other things, our fixed charge coverage ratio. Furthermore, the credit agreement governing our senior secured facilities contains a financial covenant relating to maximum leverage. Such requirements and covenants could limit the flexibility of our restricted entities in planning for, or reacting to, changes in the industries in which they operate. Our ability to comply with these covenants is subject to certain events outside of our control. If we are unable to comply with these covenants, the lenders under our senior secured facilities could terminate their commitments and the lenders under our senior secured facilities or the holders of the notes could accelerate repayment of our outstanding borrowings and, in either case, we may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms or at all. If we are unable to repay outstanding borrowings when due, the lenders under the senior secured facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If our obligations under the senior secured facilities are accelerated, we cannot assure you that our assets would be sufficient to repay in full such indebtedness.

Future financing activities may adversely affect our leverage and financial condition.

Subject to the limitations set forth in the senior secured facilities and Indentures, we may incur additional indebtedness and issue dividend-bearing redeemable equity interests. We may incur substantial additional financial obligations to enable us to execute our business objectives. These obligations could result in:

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

•	our immediate payments of all amounts owed, if any, if such financial obligations are payable on demand;
•	our inability to obtain additional financing if such financial obligations contain covenants restricting our ability to obtain such financing while the financial obligations remain outstanding;
•	our inability to pay dividends on our capital stock;
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

We are subject to significant international business risks that could hurt our business and cause our results of operations to fluctuate.

A significant portion of our net sales are to customers outside of the U.S. See Note 19 – Segment Information, for sales by geographic region. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:

•

currency fluctuations, including, without limitation, fluctuations in the foreign exchange rate of the Euro, British Pound, Brazilian Real, Canadian Dollar, Australian Dollar, Japanese Yen and the Mexican Peso;

•	changes in the economic conditions or consumer preferences or demand for our products in these markets;
•	the risk that because our brand names may not be locally recognized, we must spend significant amounts of time and money to build brand recognition without certainty that we will be successful;
•	labor unrest;
•	political and economic instability, as a result of war, terrorist attacks, pandemics, natural disasters or otherwise;
•	lack of developed infrastructure;
•	longer payment cycles and greater difficulty in collecting accounts;
•	restrictions on transfers of funds;
•	import and export duties and quotas, as well as general transportation costs;
•	changes in domestic and international customs and tariffs;
•	changes in foreign labor laws and regulations affecting our ability to hire and retain employees;
•	inadequate protection of intellectual property in foreign countries;
•	unexpected changes in regulatory environments;
•	difficulty in complying with foreign law; and
•	adverse tax consequences.

The foregoing factors may have a material adverse effect on our ability to increase or maintain our supply of products, financial condition or results of operations.

As a result of our international operations, we face a number of risks related to exchange rates and foreign currencies.

Our international sales and certain of our expenses are transacted in foreign currencies. During the fiscal year ended September 30, 2018, approximately 36% of our net sales and operating expenses were denominated in foreign currencies (including our GBA discontinued operations). We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and as a result of acquisitions in these markets and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our cost of goods sold and our operating margins and could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from, and loans to, our subsidiaries, as well as sales to, purchases from, and bank lines of credit with, our customers, suppliers and creditors that are denominated in foreign currencies.

We source many products from China and other Asian countries. To the extent the Chinese Renminbi (“RMB”) or other currencies depreciate or appreciate with respect to the U.S. dollar, we may experience fluctuations in our results of operations. Since 2005, the RMB has no longer been pegged to the U.S. dollar at a constant exchange rate and instead fluctuates versus a basket of currencies. Although the People’s Bank of China has historically intervened in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future Chinese authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure to currency fluctuations. Further, we may not be successful in implementing customer pricing or other actions in an effort to mitigate the impact of currency fluctuations and, thus, our results of operations may be adversely impacted.

Our international operations may expose us to risks related to compliance with the laws and regulations of foreign countries.

We are subject to three EU Directives that may have a material impact on our business: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RUHSEEE”), Waste of Electrical and Electronic Equipment (“WEEE”) and the Directive on Batteries and Accumulators and Waste Batteries (“DBAWB”), discussed below. RUHSEEE requires us to eliminate specified hazardous materials from products we sell in EU member states. WEEE requires us to collect and treat, dispose of or recycle certain products we manufacture or import into the EU at our own expense. The EU DBAWB bans heavy metals in batteries by establishing maximum quantities of heavy metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers such as us. The costs associated with maintaining compliance or failing to comply with the EU Directives may harm our business. For example:

•

Although contracts with our suppliers address related compliance issues, we may be unable to procure appropriate RUHSEEE-compliant material in sufficient quantity and quality and/or be able to incorporate it into our product procurement processes without compromising quality and/or harming our cost structure.

•

We may face excess and obsolete inventory risk related to non-compliant inventory that we may hold for which there is reduced demand, and we may need to write down the carrying value of such inventories.

•	We may be unable to sell certain existing inventories of our batteries in Europe and other countries that have adopted similar regulations.

Many of the developing countries in which we operate do not have significant governmental regulation relating to environmental safety, occupational safety, employment practices or other business matters routinely regulated in the U.S. and EU or may not rigorously enforce such regulation. As these countries and their economies develop, it is possible that new regulations or increased enforcement of existing regulations may increase the expense of doing business in these countries. In addition, social legislation in many countries in which we operate may result in significantly higher expenses associated with labor costs, terminating employees or distributors and closing manufacturing facilities. Increases in our costs as a result of increased regulation, legislation or enforcement could materially and adversely affect our business, results of operations and financial condition.

We face risks related to the impact on foreign trade agreements and relations from the current administration.

Recent changes in the United States federal government have caused uncertainty about the future of trade partnerships and treaties, such as the North American Free Trade Agreement (“NAFTA”) and the World Trade Organization. The current administration has formally withdrawn the United States from the Trans Pacific Partnership Agreement (“TPPA”), which may affect the Company’s ability to leverage lower cost facilities in territories outside of the U.S.  President Trump has also threatened to withdraw the United States from the World Trade Organization, which, if it occurred, could affect tariff rates and other trade terms between the U.S. and its trading partners as well as possibly have material consequences for the global trading system. The current administration has also initiated negotiations with Canada and Mexico aimed at re-negotiating the North American Free Trade Agreement (“NAFTA”). The U.S., Mexico, and Canada have reached a preliminary U.S.-Mexico-Canada Agreement (“USMCA”) which would replace NAFTA. The USMCA maintains duty-free access for most products and leaves most key provisions of the NAFTA agreement largely intact. The USMCA still requires approval by the U.S. Congress, by Mexico’s National Assembly, and by Canada’s Parliament before it enters into force. In addition, the USMCA is still undergoing a legal review and, if past U.S. free trade agreements are any indication, this could result in follow-up negotiations which could lead to modifications of certain provisions. It is uncertain what the outcome of the Congressional approval process, legal review, and any follow-up negotiations will be, but it is possible that revisions to NATFA or failure to secure Congressional approval could adversely affect the Company’s existing production operations in Mexico and the current and future levels of sales and earnings of the Company in all three countries. Furthermore, the current administration has threatened tougher trade terms with China and other countries, leading to the imposition of substantially higher U.S. tariffs on $250 billion of imports from China and to higher Chinese tariffs on a large amount of U.S. exports to China. All of this, could lead to increased costs and diminished sales opportunities in the U.S. and Chinese markets. Media and political reactions in the affected countries could potentially exacerbate the impact on the Company’s operations in those countries. The U.S. Administration’s assertive trade policies could result in further conflicts with U.S. trading partners, affecting the Company’s supply chains, sourcing, and markets. Foreign countries may impose additional burdens on U.S. companies through the use of local regulations, tariffs or other requirements which could increase our operating costs in those foreign jurisdictions. It remains unclear what additional actions, if any, the current administration will take. If the United States were to materially modify NAFTA or other international trade agreements to which it is a party, or if tariffs were raised on the foreign-sourced goods that we sell, such goods may no longer be available at a commercially attractive price, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We face risks relating to the United Kingdom’s 2016 referendum, which called for its exit from the European Union.

The United Kingdom’s (“UK”) referendum on withdrawal from the European Union (“EU”) on June 23, 2016 (referred to as “Brexit”), and subsequent notification of the UK’s intention to withdraw from the EU given on March 29, 2017, have adversely impacted global markets and foreign currencies. In particular, the value of the Pound Sterling has sharply declined as compared to the U.S. Dollar and other currencies. This volatility in foreign currencies is expected to continue as the UK negotiates and executes its exit from the EU, but there is uncertainty over what time period this will occur. A significantly weaker Pound Sterling compared to the U.S. Dollar could have a significant negative effect on the Company’s business, financial condition and results of operations. The decrease in value to the Pound Sterling and impacts across global markets and foreign currencies may influence trends in consumer confidence and discretionary spending habits, but given the lack of precedent and uncertainty, it is unclear how the implications will affect us.

The intention to withdraw began a two-year negotiating period to establish the withdrawal terms. Even if no agreement is reached, the UK’s separation still becomes effective unless all EU members unanimously agree on an extension. Negotiations have commenced to determine the future terms of the UK relationship with the EU, including, among other things, the terms of trade between the UK and the EU. If no agreement is reached by March 19, 2019, the UK’s membership in the EU could terminate under a so-called “hard Brexit”. The effects of Brexit will depend on many factors, including any agreements that the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. In a “hard Brexit” scenario, there could be increased costs from re-imposition of tariffs on trade between the UK and EU, shipping delays because of the need for customs inspections and procedures, and temporary shortages of certain goods. In addition, trade and investment between the UK, the EU, the United States and other countries will be impacted by the fact that the UK currently operates under the EU’s tax treaties. The UK will need to negotiate its own tax and trade treaties with countries all over the world, which could take years to complete. While we cannot anticipate the outcome of these future negotiations, effects could include uncertainty regarding tax exemptions and reliefs within the EU, as well as expected changes in tariffs and tax laws or regulations which could materially and adversely affect our business, business opportunities, results of operations, financial condition, liquidity and cash flows.

We participate in very competitive markets and we may not be able to compete successfully, causing us to lose market share and sales.

We compete for consumer acceptance and limited shelf space based upon brand name recognition, perceived product quality, price, performance, product features and enhancements, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies, and new product introductions. Additional discussion over the segments, product categories and markets in which we compete are included under Item 1 above, along with discussion over primary competitors included under caption Sales, Distribution and Competition. Our ability to compete in these consumer product markets may be adversely affected by a number of factors, including, but not limited to, the following:

•

We compete against many well-established companies that may have substantially greater financial and other resources, including personnel and research and development, and greater overall market share than us.

•

In some key product lines, our competitors may have lower production costs and higher profit margins than us, which may enable them to compete more aggressively in offering retail discounts, rebates and other promotional incentives.

•	Technological advancements, product improvements or effective advertising campaigns by competitors may weaken consumer demand for our products.
•	Consumer purchasing behavior may shift to distribution channels, including to online retailers, where we and our customers do not have a strong presence.
•	Consumer preferences may change to lower margin products or products other than those we market.
•

We may not be successful in the introduction, marketing and manufacture of any new products or product innovations or be able to develop and introduce, in a timely manner, innovations to our existing products that satisfy customer needs or achieve market acceptance.

In addition, in a number of our product lines, we compete with our retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products. Significant new competitors or increased competition from existing competitors, including specifically private label brands, may adversely affect our business, financial condition and results of our operations.

Some competitors may be willing to reduce prices and accept lower profit margins to compete with us. As a result of this competition, we could lose market share and sales, or be forced to reduce our prices to meet competition. If our product offerings are unable to compete successfully, our sales, results of operations and financial condition could be materially and adversely affected. In addition, we may be unable to implement changes to our products or otherwise adapt to changing consumer trends. If we are unable to respond to changing consumer trends, our operating results and financial condition could be adversely affected.

Changes in consumer shopping trends and changes in distribution channels could significantly harm our business

We sell our products through a variety of trade channels with a significant portion dependent upon retail partnerships, through both traditional brick-and-mortar retail channels and e-commerce channels. We are seeing the emergence of strong e-commerce channels generating more online competition and declining in-store traffic in brick-and-mortar retailers. Consumer shopping preferences have shifted, and may continue to shift in the future to distribution channels other than traditional retail that may have more limited experience, presence and developed, such as e-commerce channels. If we are not successful in developing and utilizing e-commerce channels that future consumers may prefer, we may experience lower than expected revenues.

We are also seeing more traditional brick-and-mortar retailers closing physical stores, and filing for bankruptcy, which could negatively impact our distribution strategies and/or sales if such retailers decide to significantly reduce their inventory levels for our products or to designate more floor space to our competitors. Further consolidation, store closures and bankruptcies could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.

Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our business, financial condition and results of operations.

As a result of consolidation of retailers that has occurred during the past several years, particularly in the United States and the EU, and consumer trends toward national mass merchandisers, a significant percentage of our sales are attributable to a limited group of customers. Additional discussion over customers and customer concentration is included under the caption Sales, Distribution and Competition.  As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. Our success is dependent on our ability to manage our retailer relationships, including offering trade terms on mutually acceptable terms.

Although we have long-established relationships with many of our customers, we generally do not have long-term agreements with them and purchases are normally made through the use of individual purchase orders. Any significant reduction in purchases, failure to obtain anticipated orders or delays or cancellations of orders by any of these major customers, or significant pressure to reduce prices from any of these major customers, could have a material adverse effect on our business, financial condition and results of operations. Additionally, a significant deterioration in the financial condition of the retail industry in general, the bankruptcy of any of our customers or any of our customers ceasing operations could have a material adverse effect on our sales and profitability.

As a result of retailers maintaining tighter inventory control, we face risks related to meeting demand and storing inventory.

As a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase products on a “just-in-time” basis. Due to a number of factors, including (i) manufacturing lead-times, (ii) seasonal purchasing patterns and (iii) the potential for material price increases, we may be required to shorten our lead-time for production and more closely anticipate our retailers’ and customers’ demands, which could in the future require us to carry additional inventories and increase our working capital and related financing requirements. This may increase the cost of warehousing inventory or result in excess inventory becoming difficult to manage, unusable or obsolete. In addition, if our retailers significantly change their inventory management strategies, we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are cancelling orders or returning products, which may have a material adverse effect on our business.

Furthermore, we primarily sell branded products and a move by one or more of our large customers to sell significant quantities of private label products, which we do not produce on their behalf and which directly compete with our products, could have a material adverse effect on our business, financial condition and results of operations.

Sales of certain of our products are seasonal and may cause our operating results and working capital requirements to fluctuate.

On a consolidated basis our financial results are approximately equally weighted across our quarters, however, sales of certain product categories tend to be seasonal. Further discussion over the seasonality of sales is included under the caption Seasonality under Item 1 above. As a result of this seasonality, our inventory and working capital needs fluctuate significantly throughout the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods, our business, financial condition and results of operations could be materially and adversely affected.

Adverse weather conditions during our peak selling seasons for our home and garden control and auto care products could have a material adverse effect on our home and garden business and auto care business.

Weather conditions have a significant impact on the timing and volume of sales of certain of our lawn and garden and household insecticide and repellent products. For example, periods of dry, hot weather can decrease insecticide sales, while periods of cold and wet weather can slow sales of herbicides. Adverse weather conditions during the first six months of the calendar year (the Company’s second and third fiscal quarters), when demand for home and garden control products typically peaks, could have a material adverse effect on our home and garden business and our financial results during such period. Weather can also influence customer behavior for our auto care products, especially with appearance and A/C recharge products, which sell best during warm, dry weather. There could be a material adverse effect on the auto care segment if the weather is cold or wet, during the spring and summer seasons when demand typically peaks.

Our products utilize certain key raw materials; any significant increase in the price of, or change in supply and demand for, these raw materials could have a material and adverse effect on our business, financial condition and profits.

The principal raw materials used to produce our products—including zinc powder, brass, electrolytic manganese dioxide powder, petroleum-based plastic materials, steel, aluminum, copper and corrugated materials (for packaging)—are sourced either on a global or regional basis by us or our suppliers, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. Although we may seek to increase the prices of certain of our goods to our customers, we may not be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases.  We cannot provide any assurance that our sources of supply will not be interrupted due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow, which may have an adverse effect on our profitability and results of operations.

We regularly engage in forward purchase and hedging derivative transactions in an attempt to effectively manage and stabilize some of the raw material costs we expect to incur over the next 12 to 24 months. However, our hedging positions may not be effective, or may not anticipate beneficial trends, in a particular raw material market or may, as a result of changes in our business, no longer be useful for us. See Note 13 – Derivatives in the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report for further discussion over our effective hedging strategies over certain commodity costs. In addition, for certain of the principal raw materials we use to produce our products, such as electrolytic manganese dioxide powder, there are no available effective hedging markets. If these efforts are not effective or expose us to above average costs for an extended period of time, and we are unable to pass our raw materials costs on to our customers, our future profitability may be materially and adversely affected. Furthermore, with respect to transportation costs, certain modes of delivery are subject to fuel surcharges which are determined based upon the current cost of diesel fuel in relation to pre-established agreed upon costs. We may be unable to pass these fuel surcharges on to our customers, which may have an adverse effect on our profitability and results of operations.

In addition, we have exclusivity arrangements and minimum purchase requirements with certain of our suppliers for the home and garden business, which increase our dependence upon and exposure to those suppliers. Some of those agreements include caps on the price we pay for our supplies and in certain instances these caps have allowed us to purchase materials at below market prices. When we attempt to renew those contracts, the other parties to the contracts may not be willing to include or may limit the effect of those caps and could even attempt to impose above market prices in an effort to make up for any below market prices paid by us prior to the renewal of the agreement. Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our business, financial condition and results of operations.

Our dependence on a few suppliers for certain of our products makes us vulnerable to a disruption in the supply of our products.

Although we have long-standing relationships with many of our suppliers, we generally do not have long-term contracts with them. An adverse change in any of the following could have a material adverse effect on our business, financial condition and results of operations:

•	our ability to identify and develop relationships with qualified suppliers;
•

the terms and conditions upon which we purchase products from our suppliers, including applicable exchange rates, transport and other costs, our suppliers’ willingness to extend credit to us to finance our inventory purchases and other factors beyond our control;

•	the financial condition of our suppliers;
•	political and economic instability in the countries in which our suppliers are located, as a result of war, terrorist attacks, pandemics, natural disasters or otherwise;
•	our ability to import outsourced products;
•	our suppliers’ noncompliance with applicable laws, trade restrictions and tariffs; or
•	our suppliers’ ability to manufacture and deliver outsourced products according to our standards of quality on a timely and efficient basis.

If our relationship with one of our key suppliers is adversely affected, we may not be able to quickly or effectively replace such supplier and may not be able to retrieve tooling, molds or other specialized production equipment or processes used by such supplier in the manufacture of our products. The loss of one or more of our suppliers, a material reduction in their supply of products or provision of services to us or extended disruptions or interruptions in their operations could have a material adverse effect on our business, financial condition and results of operations.

In addition, we also manufacture the majority of our residential door locks at our Subic Bay, Philippines facility. Our home and garden products are mainly manufactured from our St. Louis, Missouri, facility. GAC’s manufacturing facility consists of one site which is located in Dayton, Ohio and is dependent upon the continued safe operation of this facility.

Our facilities are subject to various hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including human error, leaks and ruptures, explosions, floods, fires, inclement weather and natural disasters, power loss or other infrastructure failures, mechanical failure, unscheduled downtime, regulatory requirements, the loss of certifications, technical difficulties, labor disputes, inability to obtain material, equipment or transportation, environmental hazards such as remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases, and other risks. Many of these hazards could cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of material operation problems at our facilities due to any of these hazards could cause a disruption in the production of products. We may also encounter difficulties or interruption as a result of the application of enhanced manufacturing technologies or changes to production lines to improve throughput or to upgrade or repair its production lines. The Company’s insurance policies have coverage in case of significant damage to its manufacturing facility but may not fully compensate for the cost of replacement for any such damage and any loss from business interruption. As a result, we may not be adequately insured to cover losses resulting from significant damage to its manufacturing facility. Any damage to its facility or interruption in manufacturing could result in production delays and delays in meeting contractual obligations which could have a material adverse effect on relationships with customers and on its results of operations, financial condition or cash flows in any given period.

A change in governmental regulations regarding the use of refrigerant gas R-134a or its potential future substitutes could have a material adverse effect on GAC’s ability to sell its aftermarket A/C products.

The refrigerant R-134a is critical component of the Company’s aftermarket A/C products. Older generation refrigerants such as R-12 (Freon) have been regulated for some time in the United States and elsewhere, due to concerns about their potential to contribute to ozone depletion. In recent years, refrigerants such as R-134a, which is an approved substitute for R-12, have also become the subject of regulatory focus due to their potential to contribute to global warming.

The European Union has passed regulations that require the phase out of R-134a in automotive cooling systems in new vehicles by 2017. In the United States, the Company cannot predict what future action, if any, the EPA will take on the regulation of R-134a. But based on currently available information, it believes that it would take some time for suitable alternatives to R-134a to come into full scale commercial production and therefore such alternatives would not be readily available for wide spread use in new car models. If the future use of R-134a is phased out or is limited or prohibited in jurisdictions in which we do business, the future market for GAC’s products containing R-134a may be limited, which could have a material adverse impact on its results of operations, financial condition, and cash flows.

In addition, regulations may be enacted governing the packaging, use and disposal of the Company’s products containing refrigerants. For example, regulations are currently in effect in California that governs the sale and distribution of products containing R-134a. While the Company has reported that it is not aware of any noncompliance with such regulations, its failure to comply with these or possible future regulations in California, or elsewhere, could result in material fines or costs or the inability to sell its products in those markets, which could have a material adverse impact on the results of operations, financial condition and cash flows. If substitutes for R-134a become widely used in A/C systems and their use for DIY and retrofit purposes are not approved by the EPA, it could have a material adverse effect on GAC’s results of operations, financial condition, and cash flows. In addition, the cost of HFO-1234yf, the leading long-term alternative to R-134a being proposed in the United States and the European Union for use in the A/C systems of new vehicles, will likely be higher than that of R-134a and access to supply of HFO-1234yf may be limited. If HFO-1234yf becomes widely used and the Company is able to develop products using HFO-1234yf, but is unable to price its products to reflect the increased cost of HFO-1234yf, it could have a material adverse effect on its results of operations, financial condition and cash flow.

We face risks related to our sales of products obtained from third-party suppliers.

We sell a significant number of products that are manufactured by third party suppliers over which we have no direct control. While we have implemented processes and procedures to try to ensure that the suppliers we use are complying with all applicable regulations, there can be no assurances that such suppliers in all instances will comply with such processes and procedures or otherwise with applicable regulations. Noncompliance could result in our marketing and distribution of contaminated, defective or dangerous products which could subject us to liabilities and could result in the imposition by governmental authorities of procedures or penalties that could restrict or eliminate our ability to purchase products. Any or all of these effects could adversely affect our business, financial condition and results of operations.

Additionally, the impact of economic conditions of our suppliers cannot be predicted and our suppliers may be unable to access financing or become insolvent and thus become unable to supply us with products. Development in tax policy, such as the disallowance of tax deductions for imported goods, or the imposition of tariffs on imported goods, could further have a material adverse effect on our results of operations and liquidity.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act includes provisions regarding certain minerals and metals, known as conflict minerals, mined from the Democratic Republic of Congo and adjoining countries. These provisions require companies to undertake due diligence procedures and report on the use of conflict minerals in its products, including products manufactured by third parties. Compliance with these provisions will cause us to incur costs to certify that our supply chain is conflict free and we may face difficulties if our suppliers are unwilling or unable to verify the source of their materials. Our ability to source these minerals and metals may also be adversely impacted. In addition, our customers may require that we provide them with a certification and our inability to do so may disqualify us as a supplier.

We are subject to risks associated with importing goods and materials from foreign countries.

A portion of goods and materials may be sourced by vendors and by us outside of the United States. Although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to doing business in foreign markets and importing merchandise from abroad, there can be no assurance that suppliers and other third parties with whom we do business will not violate such laws and regulations or our policies, which could subject us to liability and could adversely affect our results of operations.

We are subject to the various risks of importing merchandise from abroad and purchasing product made in foreign countries, such as:

•	potential disruptions in manufacturing, logistics and supply;
•	changes in duties, tariffs, quotas and voluntary export restrictions on imported goods;
•	strikes and other events affecting delivery;
•	product compliance with laws and regulations of the destination country;
•	product liability claims from customers or penalties from government agencies relating to products that are recalled, defective or otherwise noncompliance or alleged to be harmful;
•

concerns about human rights, working conditions and other labor rights and conditions and environmental impact in foreign countries where goods are produced and materials or components are sourced, and changing labor, environmental and other laws in these countries;

•	local business practice and political issues that may result in adverse publicity or threatened or actual adverse consumer actions, including boycotts;
•	compliance with laws and regulations concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act; and
•	economic, political or other problems in countries from or through which goods are imported.

Political or financial instability, trade restrictions, tariffs, currency exchange rates, labor conditions, congestion and labor issues at major ports, transport capacity and costs, systems issues, problems in third party distribution and warehousing and other interruptions of the supply chain, compliance with U.S. and foreign laws and regulations and other factors relating to international trade and imported merchandise beyond our control could affect the availability and the price of our inventory. These risks and other factors relating to foreign trade could subject us to liability or hinder our ability to access suitable merchandise on acceptable terms, which could adversely impact our results of operations. In addition, developments in tax policy, such as the disallowance of tax deductions for imported merchandise, or the imposition of tariffs on imported goods, could have a material adverse effect on our results of operations and liquidity

We may not be able to adequately establish and protect our intellectual property rights, and the infringement or loss of our intellectual property rights could harm our business.

To establish and protect our intellectual property rights, we rely upon a combination of national, foreign and multi-national patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual arrangements. The measures that we take to protect our intellectual property rights may prove inadequate to prevent third parties from infringing or misappropriating our intellectual property. We may need to resort to litigation to enforce or defend our intellectual property rights. If a competitor or collaborator files a patent application claiming technology also claimed by us, or a trademark application claiming a trademark, service mark or trade dress also used by us, in order to protect our rights, we may have to participate in expensive and time consuming opposition or interference proceedings before the U.S. Patent and Trademark Office or a similar foreign agency. Similarly, our intellectual property rights may be challenged by third parties or invalidated through administrative process or litigation. The costs associated with protecting intellectual property rights, including litigation costs, may be material. Furthermore, even if our intellectual property rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights, or our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Obtaining, protecting and defending intellectual property rights can be time consuming and expensive, and may require us to incur substantial costs, including the diversion of the time and resources of management and technical personnel.

Moreover, the laws of certain foreign countries in which we operate or may operate in the future do not protect, and the governments of certain foreign countries do not enforce, intellectual property rights to the same extent as do the laws and government of the U.S., which may negate our competitive or technological advantages in such markets. Also, some of the technology underlying our products is the subject of nonexclusive licenses from third parties. As a result, this technology could be made available to our competitors at any time. If we are unable to establish and then adequately protect our intellectual property rights, our business, financial condition and results of operations could be materially and adversely affected.

We license various trademarks, trade names and patents from third parties for certain of our products. Further discussion and detail on licensed trademarks, trade names and patents are included under the caption Patents and Trademarks under Item 1 above. These licenses generally place marketing obligations on us and require us to pay fees and royalties based on net sales or profits. Typically, these licenses may be terminated if we fail to satisfy certain minimum sales obligations or if we breach the terms of the license. The termination of these licensing arrangements, failure to renew or enter into a new agreement on acceptable terms could adversely affect our business, financial condition and results of operations. When our right to use these trademarks, brand names and logos expires, we may not be able to maintain or enjoy comparable name recognition or status under our new brand. If we are unable to successfully manage the transition of our business to new brands, our reputation among our customers could be adversely affected, and our revenue and profitability could decline.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology, products and services could be harmed significantly.

We rely on trade secrets, know-how and other proprietary information in operating our business. If this information is not adequately protected, then it may be disclosed or used in an unauthorized manner. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed products, disputes may arise as to the proprietary rights to such information, which may not be resolved in our favor. The risk that other parties may breach confidentiality agreements or that our trade secrets become known or independently discovered by competitors, could harm us by enabling our competitors, who may have greater experience and financial resources, to copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies. The disclosure of our trade secrets would impair our competitive position, thereby weakening demand for our products or services and harming our ability to maintain or increase our customer base.

Claims by third parties that we are infringing their intellectual property and other litigation could adversely affect our business.

From time to time in the past we have been subject to claims that we are infringing the intellectual property of others. We currently are the subject of such claims and it is possible that third parties will assert infringement claims against us in the future. An adverse finding against us in these or similar trademark or other intellectual property litigations may have a material adverse effect on our business, financial condition and results of operations. Any such claims, with or without merit, could be time consuming and expensive, and may require us to incur substantial costs, including the diversion of the resources of management and technical personnel, cause product delays or require us to enter into licensing or other agreements in order to secure continued access to necessary or desirable intellectual property. If we are deemed to be infringing a third party’s intellectual property and are unable to continue using that intellectual property as we had been, our business and results of operations could be harmed if we are unable to successfully develop non-infringing alternative intellectual property on a timely basis or license non-infringing alternatives or substitutes, if any exist, on commercially reasonable terms. In addition, an unfavorable ruling in intellectual property litigation could subject us to significant liability, as well as require us to cease developing, manufacturing or selling the affected products or using the affected processes or trademarks. Any significant restriction on our proprietary or licensed intellectual property that impedes our ability to develop and commercialize our products could have a material adverse effect on our business, financial condition and results of operations.

Class action and derivative action lawsuits and other investigations, regardless of their merits, could have an adverse effect on our business, financial condition and results of operations.

We and certain of our officers and directors have been named in the past, and, may be named in the future, as defendants of class action and derivative action lawsuits. In the past, we have also received requests for information from government authorities. Regardless of their subject matter or merits, class action lawsuits and other government investigations may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations.

The Company may be subject to product liability claims and product recalls, which could negatively impact its profitability

In the ordinary course of our business, the Company may be named as a defendant in lawsuits involving product liability claims. In any such proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts of damages, and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on our business, results of operations and cash flows if we are unable to successfully defend against or settle these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlement related to these matters. The Company sells perishable treats for animal consumption, which involves risks such as product contamination or spoilage, product tampering, and other adulteration of food products. The Company may be subject to liability if the consumption of any of its products causes injury, illness, or death. In addition, the Company will voluntarily recall products in the event of contamination or damage. For example, on June 10, 2017, the Company initiated a voluntary safety recall of various rawhide chew products for dogs sold by the Company’s PET segment due to possible chemical contamination. The costs of the recall negatively impacted Net Sales, Gross Margin, and Adjusted EBITDA in the PET in fiscal 2017 and this impact continued in fiscal 2018. A significant product liability judgment or a widespread product recall may negatively impact the Company’s sales and profitability for a period of time depending on product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that Company products caused illness or injury could adversely affect the Company’s reputation with existing and potential customers and its corporate and brand image. Although we have product liability insurance coverage and an excess umbrella policy, our insurance policies may not provide coverage for certain, or any, claims against us or may not be sufficient to cover all possible liabilities. We may not be able to maintain such insurance on acceptable terms, if at all, in the future. See Note 18 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements included elsewhere for further discussion on product liability and product recalls.

Agreements, transactions and litigation involving or resulting from the activities of our predecessor and its former subsidiaries may subject us to future claims or litigation that could materially adversely impact our capital resources.

The Company was formerly known as HRG Group, Inc. (“HRG”), which is the successor to Zapata Corporation, which was a holding company engaged, through its subsidiaries, in a number of business activities and over the course of HRG’s existence, has acquired and disposed of a number of businesses. The activities of such entities may subject us to future claims or litigation regardless of the merit of such claims or litigation and the defenses available to us. The time and expense that we may be required to dedicate to such matters may be material to us and our subsidiaries and may adversely impact our capital resources.  In certain instances, we may have continuing obligations pursuant to certain of these transactions, including obligations to indemnify other parties to agreements, and may be subject to risks resulting from these transactions.

We may incur material capital and other costs due to environmental liabilities.

We are subject to a broad range of federal, state, local, foreign and multi-national laws and regulations relating to the environment. These include laws and regulations that govern:

•	discharges to the air, water and land;
•	the handling and disposal of solid and hazardous substances and wastes; and
•	remediation of contamination associated with release of hazardous substances at our facilities and at off-site disposal locations.

Risk of environmental liability is inherent in our business. As a result, material environmental costs may arise in the future. In particular, we may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, such as the EU Directives: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed above. Our international operations may expose us to risks related to compliance with the laws and regulations of foreign countries. See the risk factor Our international operations may expose us to risks related to compliance with the laws and regulations of foreign countries included elsewhere in this Annual Report.

Moreover, there are adopted and proposed international accords and treaties, as well as federal, state and local laws and regulations, that would attempt to control or limit the causes of climate change, including the effect of greenhouse gas emissions on the environment. In the event that the U.S. government or foreign governments enact new climate change laws or regulations or make changes to existing laws or regulations, compliance with applicable laws or regulations may result in increased manufacturing costs for our products, such as by requiring investment in new pollution control equipment or changing the ways in which certain of our products are made. We may incur some of these costs directly and others may be passed on to us from our third-party suppliers. Although we believe that we are substantially in compliance with applicable environmental laws and regulations at our facilities, we may not always be in compliance with such laws and regulations or any new laws and regulations in the future, which could have a material adverse effect on our business, financial condition and results of operations.

From time to time, we have been required to address the effect of historic activities on the environmental condition of our properties or former properties. We have not conducted invasive testing at all of our facilities to identify all potential environmental liability risks. Given the age of our facilities and the nature of our operations, material liabilities may arise in the future in connection with our current or former facilities. If previously unknown contamination of property underlying or in the vicinity of our manufacturing facilities is discovered, we could be required to incur material unforeseen expenses. If this occurs, it may have a material adverse effect on our business, financial condition and results of operations. We are currently engaged in investigative or remedial projects at a few of our facilities and any liabilities arising from such investigative or remedial projects at such facilities may have a material effect on our business, financial condition and results of operations.

In addition, in connection with certain business acquisitions, we have assumed, and in connection with future acquisitions may assume, certain potential environmental liabilities. To the extent we have not identified such environmental liabilities or to the extent the indemnifications obtained from our counterparties are insufficient to cover such environmental liabilities, these environmental liabilities could have a material adverse effect on our business.

We are also subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which we are responsible as a result of our relationship with such other parties. These proceedings are under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) or similar state or foreign jurisdiction laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and remediating contamination at a site. We occasionally are identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where we have been notified of our status as a potentially responsible party, it is either premature to determine if our potential liability, if any, will be material or we do not believe that our liability, if any, will be material. We may be named as a potentially responsible party under CERCLA or similar state or foreign jurisdiction laws in the future for other sites not currently known to us, and the costs and liabilities associated with these sites may have a material adverse effect on our business, financial condition and results of operations.

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. See Note 18 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements included elsewhere within the Annual Report for further discussion on estimated liabilities arising from such environmental matters. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters should not be material to our business or financial condition.

Compliance with various public health, consumer protection and other regulations applicable to our products and facilities could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Certain of our products sold through, and facilities operated under, each of our business segments are regulated by the Environmental Protection Agency (“EPA”), the Food and Drug Administration (“FDA”), the United States Department of Agriculture or other federal or state consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Our inability to obtain, or the cancellation of, any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients, but we may not always be able to avoid or minimize these risks.

As a distributor of consumer products in the U.S., certain of our products are also subject to the Consumer Product Safety Act, which empowers the U.S. Consumer Product Safety Commission (the “Consumer Commission”) to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Commission could require us to repair, replace or refund the purchase price of one or more of our products, or we may voluntarily do so. Any additional repurchases or recalls of our products could be costly to us and could damage the reputation or the value of our brands. If we are required to remove, or we voluntarily remove our products from the market, our reputation or brands could be tarnished and we may have large quantities of finished products that could not be sold. Furthermore, failure to timely notify the Consumer Commission of a potential safety hazard can result in significant fines being assessed against us. Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future.

The Food Quality Protection Act (“FQPA”) established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the FQPA, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of our products that are sold through the Home and Garden Business continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in our products.

In addition, the use of certain pesticide products that are sold through our Home and Garden Business may, among other things, be regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may require that only certified or professional users apply the product, that users post notices on properties where products have been or will be applied or that certain ingredients may not be used. Compliance with such public health regulations could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Any failure to comply with these laws or regulations, or the terms of applicable environmental permits, could result in us incurring substantial costs, including fines, penalties and other civil and criminal sanctions or the prohibition of sales of our pest control products. Environmental law requirements and the enforcement thereof, change frequently, have tended to become more stringent over time and could require us to incur significant expenses.

Most federal, state and local authorities require certification by Underwriters Laboratory, Inc. (“UL”), an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards, or other safety regulation certification prior to marketing electrical appliances. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. Our products may not meet the specifications required by these authorities. A determination that any of our products are not in compliance with these rules and regulations could result in the imposition of fines or an award of damages to private litigants.

Public perceptions that some of the products we produce and market are not safe could adversely affect us.

On occasion, customers have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that any of our products are not safe, whether justified or not, could impair our reputation, damage our brand names and have a material adverse effect on our business, financial condition and results of operations. In addition, we rely on certain third party trademarks, brand names and logos of which we do not have exclusive use of. Public perception that any such third party trademarks, brand names and logos used by us are not safe, whether justified or not, could have a material adverse effect on our business, financial condition and results of operations.

A cybersecurity breach or failure of one or more key information technology systems could have a material adverse impact on our business or reputation.

We rely extensively on information technology (IT) systems, networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business.

Our IT systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-attacks. We continue to assess potential threats and make investments seeking to address these threats, including monitoring of networks and systems and upgrading skills, employee training and security policies for the Company and its third-party providers. However, because the techniques used in these attacks change frequently and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts will prevent breaches or breakdowns to our or our third-party providers’ databases or systems. If the IT systems, networks or service providers we rely upon fail to function properly, or if we or one of our third-party providers suffer a loss, significant unavailability of or disclosure of our business or stakeholder information, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to breaches and implementing remediation measures could be significant.

Disruption or failures of our information technology systems could have a material adverse effect on our business.

Our information technology systems are susceptible to security breaches, operational data loss, general disruptions in functionality, and may not be compatible with new technology. We depend on our information technology systems for the effectiveness of our operations and to interface with our customers, as well as to maintain financial records and accuracy. Disruption or failures of our information technology systems could impair our ability to effectively and timely provide our services and products and maintain our financial records, which could damage our reputation and have a material adverse effect on our business.

Our actual or perceived failure to adequately protect personal data could adversely affect our business, financial condition and results of operations.

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

We historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework under Directive 95/46/EC (commonly referred to as the “Data Protection Directive”) agreed to by the U.S. Department of Commerce and the EU. However, the U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., was invalidated by a decision of the European Court of Justice (or the “ECJ”) in the fall of 2015.On July 12, 2016, the European Commission adopted the EU-U.S. Privacy Shield, which provides a framework for the transfer of personal data of EU data subjects, and on May 4, 2016, the EU General Data Protection Regulation (“GDPR”), which will replace Directive 95/46/EC, was formally published. The GDPR will go into effect on May 25, 2018 and as a regulation as opposed to a directive will be directly applicable in EU member states. Among other things, the GDPR applies to data controllers and processors outside of the EU whose processing activities relate to the offering of goods or services to, or monitoring the behavior within the EU of, EU data subjects.

In light of these developments, we have reviewed and are continuing to review our business practices and have implemented changes to our personal data handling with the goal of ensuring that our transfer and receipt of EEA residents’ personal data will be compliant under applicable European law. The regulation of data privacy in the EU continues to evolve, and it is not possible to predict the ultimate content, and therefore the effect, of data protection regulation over time.

Our actual or alleged failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity, increase our operating costs, subject us to claims or other remedies and have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to negotiate satisfactory terms to continue existing or enter into additional collective bargaining agreements, we may experience an increased risk of labor disruptions and our results of operations and financial condition may suffer.

See the discussion over the Company’s labor force subject to collective bargaining agreements under the caption Employees in Item 1 above. While we currently expect to negotiate continuations to the terms of these agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than our existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which we are subject, there can be no assurances that we will be able to do so and any noncompliance could subject us to disruptions in our operations and materially and adversely affect our results of operations and financial condition.

Significant changes in actual investment return on pension assets, discount rates and other factors could affect our results of operations, equity and pension contributions in future periods.

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. Accounting Principles Generally Accepted in the United States (“GAAP”) requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and other economic conditions, which may change based on changes in key economic indicators. The most significant assumptions we use to estimate pension income or expense are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity. Although pension expense and pension funding contributions are not directly related, key economic factors that affect pension expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act of 1974, as amended.

We depend on key personnel and may not be able to retain those employees or recruit additional qualified personnel.

We are highly dependent on the continuing efforts of our senior management team and other key personnel. Our business, financial condition and results of operations could be materially adversely affected if we lose any of these persons and are unable to attract and retain qualified replacements.

Our business may be materially affected by changes to fiscal and tax policies that could adversely affect our results of operations and cash flows

We operate globally and changes in tax laws could adversely affect our results. On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries, imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries, a minimum tax on foreign earnings, limitations on deduction of business interest expense and limits on deducting compensation to certain executive officers. Additional tax regulations and interpretations of the Tax Reform Act are expected to be issued. It is also unclear which of the Tax Reform Act provisions will be adopted by U.S. states. New or revised interpretations of the Tax Reform Act and state conformity with its provisions could have a material impact on the valuation allowance recorded on U.S. state net operating losses.  Certain of these changes could have a negative or adverse impact on the operating results and cash flows of the Company. See Note 15 – Income Taxes in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion on the impact from the Tax Reform Act.

We may not be able to fully utilize our U.S. tax attributes.

The Company has accumulated a substantial amount of U.S. federal and state net operating loss (“NOLs”) carryforwards, capital loss carryforwards, and federal and state tax credits that will expire if unused.  We have concluded that it is more likely than not that the majority of the federal and state deferred tax assets will create tax benefits in the future.  As a consequence of earlier business combinations and issuances of common stock, the Company and its subsidiaries have had various changes of ownership that continue to subject a significant amount of the Company’s U.S. NOLs and other tax attributes to certain limitations; and therefore a valuation allowance is still recognized on certain federal and state tax asset carryforwards that are expected to expire due to the ownership change limitations or because we do not believe we will earn enough taxable income to utilize.  Further, as a result of the Tax Reform Act being signed into law, it is unclear which provisions of the Tax Reform Act will be adopted by U.S. states.  State conformity to the provisions of the Tax Reform Act could have a material impact on the valuation allowance recorded on U.S. state net operating losses.  If we are unable to fully utilize our NOLs to offset taxable income generated in the future, our future cash taxes could be materially and negatively impacted.  For further detail over the Company’s federal and state NOLs, credits, and applicable valuation allowance as of September 30, 2018, see Note 15 – Income Taxes in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Our acquisition and expansion strategy may not be successful.

Our growth strategy is based in part on growth through acquisitions, which poses a number of risks. We may not be successful in identifying appropriate acquisition candidates, consummating acquisitions on satisfactory terms or integrating any newly acquired or expanded business with our current operations. We may issue additional equity, incur long-term or short-term indebtedness, spend cash or use a combination of these for all or part of the consideration paid in future acquisitions or expansion of our operations. The execution of our acquisition and expansion strategy could entail repositioning or similar actions that in turn require us to record impairments, restructuring and other charges. Any such charges would reduce our earnings. We cannot guarantee that any future business acquisitions will be pursued or that any acquisitions that are pursued will be consummated.

Significant costs have been incurred and are expected to be incurred in connection with the consummation of recent and future business acquisitions and the integration of such acquired businesses with Spectrum into a combined company, including legal, accounting, financial advisory and other costs.

We expect to incur one-time costs in connection with integrating our operations, products and personnel and those of businesses we acquire into a combined company, in addition to costs related directly to completing such acquisitions. We would expect similar costs to be incurred with any future acquisition. These costs may include expenditures for:

•	employee redeployment, relocation or severance;
•	integration of operations and information systems;
•	combination of research and development teams and processes; and
•	reorganization or closures of facilities.

In addition, we expect to incur a number of non-recurring costs associated with combining our operations with those of acquired businesses. Additional unanticipated costs may yet be incurred as we integrate our business with acquired businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our operations with those of acquired businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term. Additionally, while we expect to benefit from leveraging distribution channels and brand names among the Company and the businesses we acquire, we cannot assure you that we will achieve such benefits.

We may not realize the anticipated benefits of, and synergies from, our business acquisitions and may become responsible for certain liabilities and integration costs as a result.

Business acquisitions involve the integration of new businesses that have previously operated independently from us. The integration of our operations with those of acquired businesses is frequently expected to result in financial and operational benefits, including increased top line growth, margins, revenues and cost savings and be accretive to earnings per share, earnings before interest, taxes, depreciation and amortization and free cash flow before synergies. There can be no assurance, however, regarding when or the extent to which we will be able to realize these increased top line growth, margins, revenues, cost savings or accretions to earnings per share, earnings before interest, taxes, depreciation and amortization or free cash flow or other benefits. Integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. We will often be required to integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which may be dissimilar. In some instances, we and certain acquired businesses have served the same customers, and some customers may decide that it is desirable to have additional or different suppliers. Difficulties associated with the integration of acquired businesses could have a material adverse effect on our business.

We may also acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products. The acquisition of a business or the rights to market specific products or use specific product names may involve a financial commitment by us, either in the form of cash or equity consideration. In the case of a new license, such commitments are usually in the form of prepaid royalties and future minimum royalty payments. There is no guarantee that we will acquire businesses or product distribution rights that will contribute positively to our earnings. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations and acquired businesses may carry unexpected liabilities.

In addition, in connection with business acquisitions, we have assumed, and may assume in connection with future acquisitions, certain potential liabilities. To the extent such liabilities are not identified by us or to the extent the indemnifications obtained from third parties are insufficient to cover such liabilities, these liabilities could have a material adverse effect on our business.

Integrating our business with acquired businesses may divert our management’s attention away from operations.

Successful integration of acquired businesses’ operations, products and personnel with us may place a significant burden on our management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, financial condition and operating results.

As a result of business acquisitions, we may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect our business and require us to incur substantial additional costs to recruit replacement personnel.

We are highly dependent on the continuing efforts of our senior management team and other key personnel. As a result of business acquisitions, our current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could have a material adverse effect on our business. In addition, we currently do not maintain “key person” insurance covering any member of our management team.

If any of our key personnel or those of our acquired businesses were to join a competitor or form a competing company, existing and potential customers or suppliers could choose to form business relationships with that competitor instead of us. There can be no assurance that confidentiality, non-solicitation, non-competition or similar agreements signed by former directors, officers, employees or stockholders of us, our acquired businesses or our transactional counterparties will be effective in preventing a loss of business.

The proposed sale of our Global Batteries & Lights division to Energizer Holdings, Inc. is subject to regulatory approval.

The consummation of the acquisition of the Global Batteries & Lights (“GBL”) division by Energizer Holdings, Inc. is subject to certain customary conditions, including, among other things, (i) the absence of a material adverse effect on GBL, (ii) the receipt of certain antitrust and other approvals in certain specified foreign jurisdictions, (iii) the accuracy of the representations and warranties of the parties (generally subject to a customary material adverse effect standard (as described in the Agreement) or other customary materiality qualifications), (iv) the absence of governmental restrictions on the consummation of the acquisition in certain jurisdictions, and (v) material compliance by the parties with their respective covenants and agreements under the Agreement. The Company may not receive the required approval and other clearances for the transaction, or they may not be received in a timely manner. If such approvals are received, they may impose terms, conditions or restrictions that may cause a failure of the closing conditions set forth in the Agreement or that could have a detrimental impact on the Company following completion of the transaction. A substantial delay in obtaining the required authorizations, approvals or consents or the imposition of unfavorable terms, conditions or restrictions could prevent the completion of the sale, and, government authorities could seek to block or challenge the transaction as they deem necessary or desirable in the public interest.

General customer uncertainty related to our business acquisitions could harm us.

Our customers may, in response to the announcement or consummation of a business acquisition, delay or defer purchasing decisions. If our customers delay or defer purchasing decisions, our revenues could materially decline or any anticipated increases in revenue could be lower than expected.

If our goodwill, indefinite-lived intangible assets or other long-term assets become impaired, we will be required to record additional impairment charges, which may be significant.

A significant portion of our long-term assets consist of goodwill, other indefinite-lived intangible assets and finite-lived intangible assets recorded as a result of past acquisitions as well as through fresh start reporting. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and other long-lived intangible assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair value. If analysis indicates that an individual asset’s carrying value does exceed its fair value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value.

The steps required by GAAP entail significant amounts of judgment and subjectivity. Events and changes in circumstances that may indicate that there may be an impairment and which may indicate that interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions; the impact of the economic environment on the customer base and on broad market conditions that drive valuation considerations by market participants; our internal expectations with regard to future revenue growth and the assumptions we make when performing impairment reviews; a significant decrease in the market price of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in legal factors or the business climate that could affect our assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. As a result of such circumstances, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on our business, financial condition and operating results.  During the year ended September 30, 2018, the Company recognized an impairment on goodwill from GAC and certain indefinite lived intangible assets.  With the recognition of the impairment, the respective goodwill and intangible assets were adjusted to their determined fair value, leaving no excess fair value as of the measurement date and risk of further impairment.  See Note 10 – Goodwill and Intangible Assets in the notes to the Consolidated Financial Statements, included elsewhere within this annual report, for further detail.

The successful execution of our operational efficiency and multi-year restructuring initiatives are important to the long-term growth of our business.

We continue to engage in targeted restructuring initiatives, such as the HHI Distribution Center Consolidation,  GAC Business Rationalization Initiatives and PET Rightsizing Intiative, to align our business operations in response to current and anticipated future market conditions and investment strategy. We will evaluate opportunities for additional initiatives to restructure or reorganize the business across our operating segments and functions with a focus on areas of strategic growth and optimizing operational efficiency. Significant risks associated with these actions may impair our ability to achieve the anticipated cost reduction or may disrupt our business including delays in shipping, implementation of workforce, redundant costs, and failure to meet operational targets. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, experience delays, or if other unforeseen events occur, our business and results of operation could be adversely affected. Refer to Note 5 - Restructuring and Related Charges in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail over restructuring related activity.

Our Restated Bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our restated bylaws, any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Even though the Company’s common stock is currently traded on the NYSE, it has less liquidity than many other stocks quoted on a national securities exchange.

The trading volume in the Company’s common stock on the NYSE has been relatively low when compared with larger companies listed on the NYSE or other stock exchanges. Because of this, it may be more difficult for stockholders to sell a substantial number of shares for the same price at which stockholders could sell a smaller number of shares. We cannot predict the effect, if any, that future sales of the Company’s common stock in the market, or the availability of shares of its common stock for sale in the market, will have on the market price of the Company’s common stock. We can give no assurance that sales of substantial amounts of the Company’s common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of the Company’s common stock to decline or impair the Company’s future ability to raise capital through sales of its common stock. Furthermore, because of the limited market and generally low volume of trading in the Company’s common stock that could occur, the share price of its common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market's perception of our business, and announcements made by the Company, its competitors or parties with whom the Company has business relationships. The lack of liquidity in the Company’s common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. In addition, we may experience other adverse effects, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.

Factors that may influence the price of the common stock include, without limitation, the following:

•	loss of any of our key customers or suppliers;
•	additions or departures of key personnel;
•	sales of common stock;
•	our ability to execute our business plan;
•	announcements and consummations of business acquisitions;
•	operating results that fall below expectations;
•	additional issuances of common stock;
•	low volume of sales due to concentrated ownership of common stock;
•	intellectual property disputes;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock. You should also be aware that price volatility might be worse if the trading volume of shares of the common stock is low.

Certain of our stockholders hold a significant portion of our outstanding common stock, have registration rights with respect to their shares of our common stock, and have certain nomination rights with respect to our board of directors; decisions by such stockholders could adversely affect our financial results and liquidity.

Jefferies Financial Group, Inc. (“Jefferies”, formerly Leucadia National Corporation) and CF Turul LLC (“Fortress”, an affiliate of Fortress Investment Group, LLC) beneficially own a significant portion of our outstanding common stock. In connection with the Spectrum Merger, Jefferies designated an independent director to the Company’s board of directors who satisfied certain independence requirements set forth in the Merger Agreement and who joined the board of directors at the effective time of the Spectrum Merger. Also in connection with the Spectrum Merger, and pursuant to a stockholder agreement entered into between Jefferies and the Company, Jefferies has a continuing right, subject to certain conditions, to designate one nominee to the Company’s board of directors. Because of the foregoing, Jefferies and Fortress may exercise significant influence over the Company’s business and affairs, including over matters submitted to a vote of stockholders, such as the election of directors, the removal of directors, and approval of significant corporate transactions. This influence may have the effect of discouraging offers to acquire the Company. Pursuant to the Company’s amended and restated certificate of incorporation, Jefferies and Fortress are, and pursuant to the stockholder agreement entered into in connection with the Spectrum merger, Jefferies is, subject to certain restrictions on the transfer of our common stock. However, if, in compliance with such restrictions or after their expiration, Jefferies and Fortress were to sell or otherwise transfer all or a large percentage of its holdings, the price of our common stock could decline.

Additionally, in connection with the Spectrum merger, we have granted registration rights to Jefferies and Fortress and certain of their transferees under a registration rights agreement, to facilitate the resale of their shares of our common stock. Under this registration rights agreement, Jefferies and Fortress and certain of their transferees have the right, subject to certain conditions, to require us to register the sale of their shares or their permitted transferees’ shares under the federal securities laws. By exercising their registration rights, and selling all or a portion of their shares, Jefferies and Fortress and their permitted transferees could cause the prevailing market price of our common stock to decline. Furthermore, the shares of our common stock owned by Jefferies and Fortress may also be sold in the public market under Rule 144 of the Securities Act of 1933, as amended.

Matters not directly related to us can nevertheless affect Jefferies’ or Fortress’ respective decisions to maintain, decrease or increase their investments in us. Subject to compliance with the restrictions contained in our amended and restated certificate of incorporation and, in the case of Jefferies, the stockholder agreement entered into in connection with the Spectrum merger, the sale or other disposition of a certain portion of our common stock could negatively impact our tax attributes. See also “The issuance of the shares of the Company’s common stock in connection with the Spectrum merger has materially increased the risk that the Company could experience an “ownership change” for U.S. federal income tax purposes, which could materially affect the Company’s ability to utilize its net operating losses and capital loss carryforwards and adversely impact the Company’s results of operations.”

The issuance of the shares of the Company’s common stock in connection with the Spectrum Merger has materially increased the risk that the Company could experience an “ownership change” for U.S. federal income tax purposes, which could materially affect the Company’s ability to utilize its NOLs and capital loss carryforwards and adversely impact the Company’s results of operations.

The Company has substantial deferred tax assets related to NOLs and capital loss carryforwards (together with the NOLs, the “Tax Attributes”) for U.S. federal and state income tax purposes, which the Company currently expects to be available to offset future taxable income. The Company’s ability to utilize or realize the current carrying value of such NOLs and capital loss carryforwards may be impacted by certain events, including annual limits imposed under Section 382 of the Code, or applicable provisions of state law, as a result of an “ownership change.” The issuance of shares of the Company’s common stock in connection with the Spectrum Merger materially increased the risk that the Company could experience an “ownership change” in the future as a result of future issuances of shares or certain direct or indirect changes in the ownership of such shares or other securities (e.g., as a result of a disposition of shares currently owned by existing “5% stockholders”). In addition, although Jefferies’ and Fortress’s ability to dispose of shares of the Company’s common stock owned by them is subject to certain transfer restrictions in the Company’s amended and restated certificate of incorporation, and with respect to Jefferies, the stockholder agreement entered into between Jefferies and the Company in connection with the Spectrum Merger, that are designed to prevent an “ownership change” from occurring, such restrictions will expire on the second anniversary of the closing of the Spectrum Merger or earlier in certain specified circumstances. As a result, the Company could experience an “ownership change” in the future as a result of transfers by Jefferies and Fortress following the expiration of such transfer restrictions.

An “ownership change” is generally defined as a cumulative increase of 50 percentage points or more (by value) in the ownership positions of certain “5% stockholders” of a corporation during a rolling three year period. Upon an “ownership change,” a corporation generally is subject to an annual limit on the ability to utilize pre-change NOLs and capital loss carryforwards to offset future taxable income and gain in an amount equal to the value of the corporation’s market capitalization immediately before the “ownership change” multiplied by the adjusted long-term tax-exempt rate set by the Internal Revenue Service (the “IRS”). Since NOLs generally may be carried forward for up to 20 years, any such annual limitation may result in the inability to utilize certain pre-change NOLs and other tax attributes.

In the event an “ownership change” were to occur, the Company could lose the ability to use a significant portion of its NOLs and capital loss carryforwards. Any permanent loss could have a material adverse effect on the Company’s results of operations and financial condition.

Additional issuances of the Company’s common stock may result in dilution to its existing stockholders.

Under our 2011 equity incentive plan adopted by the shareholders in 2011, called the HRG Group, Inc. 2011 Omnibus Equity Award Plan (the “2011 Equity Plan”), a total of 2.7 million shares of common stock of the Company, net of cancellations, were authorized to be issued. As of September 30, 2018, we have issued ) 0.7 million restricted stock units (or the equivalent number of shares of common stock upon the lapsing of the applicable restrictions) under the 2011 Equity Plan and have a remaining authorization to issue up to a total of 1.4 million shares of our common stock, or options or restricted stock units exercisable for shares of common stock (following the conversion at the time of the Merger of the remaining authorized but unissued shares at the Merger conversion ratio).

Under the equity incentive plan approved by the Spectrum shareholders on March 1, 2011, called the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “Spectrum 2011 Equity Plan”), 4.6 million shares of common stock of the Company, net of cancellations, were authorized to be issued. At the 2014 annual shareholders meeting, the 2011 Equity Plan was amended to increase the shares issuable by 1.0 million, and further amended at the 2016 annual shareholders meeting to increase the shares by 1.5 million; therefore, a total of 7.1 million shares, net of cancellations, are authorized to be issued under such plan. Increases to the number of shares issuable under the 2011 Equity Plan are subject to approval by the Board of Directors and shareholders. As of September 30, 2018, we have issued 5.6 million restricted stock units (or the equivalent number of shares of common stock upon the lapsing of the applicable restrictions) under the 2011 Plan and have a remaining authorization to issue up to a total of 1.6 million shares of our common stock, or options or restricted stock units exercisable for shares of common stock. These remaining authorized Spectrum shares of common stock were converted on a one-for-one basis in connection with the Merger into shares of SBH common stock, and the Spectrum 2011 Equity Plan was assumed by the Company.

In addition, the Company’s board of directors has the authority to issue additional shares of capital stock to provide additional financing or for other purposes in the future. The issuance of any such shares or exercise of any such options may result in a reduction of the book value or market price of the outstanding shares of common stock. If we do issue any such additional shares or any such options are exercised, such issuance or exercise also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, the proportionate ownership interest and voting power of a holder of shares of common stock could be decreased.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following lists our principal owned or leased administrative, manufacturing, packaging and distribution facilities at September 30, 2018:

Corporate & Administrative

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

Shared Operations & Sales Offices

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

We also own, operate or contract with third parties to operate distribution centers, sales and other administrative offices throughout the world in support of our business. We believe that our existing facilities are suitable and adequate for our present purposes and that the productive capacity in such facilities is substantially being utilized or we have plans to utilize it.

ITEM 3.LEGAL PROCEEDINGS

We have disclosed all matters of legal proceedings believed to have an adverse effect on our results of operations, financial condition, liquidity or cash flows in the notes to our consolidated financial statements. See Note 18 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail. See also the discussion captioned Governmental Regulations and Environmental Matters under Item 1 above.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR THE REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SBH’s common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB”. Effective July 13, 2018, SBH completed the planned Spectrum Merger.  Prior to the Spectrum Merger, SBH was a holding company, doing business as HRG, conducting its operations principally through its majority owned subsidiaries, and trading on the NYSE under the symbol “HRG”.

As of November 19, 2018, there were approximately 140 holders of record based upon data provided by the transfer agent for the SBH’s common stock. This number does not include the stockholders for whom shares in a “nominee” or “street” name.

SB/RH is a wholly-owned subsidiary of SBH and accordingly, there is no established public trading market for its equity securities. As of November 19, 2018, there is only one record holder of its equity securities. During the years ended September 30, 2018 and 2017, SB/RH paid dividends of $374.2 million and $350.8 million, respectively, to Spectrum. Certain restrictive covenants within the Company’s debt facilities impose limitations on payment of dividends by SB/RH’s subsidiaries to SB/RH and to SBH.

Equity Plans

HRG stockholders approved the adoption of the HRG Group, Inc. 2011 Omnibus Equity Award Plan (formerly, Harbinger Group, Inc. 2011 Omnibus Equity Award Plan), as amended (the “HRG Equity Plan”), pursuant to which incentive compensation and performance compensation awards may be provided to employees, directors, officers and consultants of HRG or of its subsidiaries or their respective affiliates. The HRG Equity Plan authorizes the issuance of up to 24 million shares of common stock of HRG.  In addition, our stockholders approved the adoption of the Harbinger Group, Inc. 2014 Warrant Plan (the “HRG Warrant Plan”) pursuant to which the Company awarded, Philip Falcone, its former Chief Executive Officer, warrants representing the right to purchase approximately 3 million shares of common stock, at an exercise price of $13.125 per share. A portion of the warrants, representing 0.6 million shares, vested immediately upon approval of the grant, and the remainder vested in equal installments on March 10, 2015, 2016, 2017 and 2018. At September 30, 2018, there were no warrants outstanding and not yet vested. The description of the HRG Equity Plan and HRG Warrant Plan above is qualified in its entirety by reference to the full text of the HRG Equity Plan and HRG Warrant Plan.

Spectrum stockholders approved the adoption of the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan, as amended (the “Spectrum Equity Plan”), pursuant to which incentive compensation and performance compensation awards may be provided to employees, directors, officers and consultants of Spectrum or of its subsidiaries or their respective affiliates. The Spectrum Plan authorized the issuance of up to 7.1 million shares of common stock of Spectrum, net cancellations, as amended.

Prior to the close of the Spectrum Merger, each stock option, warrant and restricted stock award granted under the HRG Equity Plan and HRG Warrant Plan that was outstanding and unvested immediately prior to the closing became fully vested, and each stock option and warrant became exercisable. Each exercisable award that was unexercised was adjusted (including to give effect to the reverse stock split) and remains outstanding, subject to the same terms and conditions as applied in the corresponding award. Each HRG restricted stock award became fully vested and treated as a share of HRG common stock for purpose of the reverse stock split and Spectrum Merger.

Further, effective close of the Spectrum Merger, each restricted stock award, restricted stock unit and performance stock unit under the Spectrum Equity Plan, whether vested or unvested, were assumed by SBH and automatically converted into a corresponding equity-based award in SBH with the right to hold or acquire shares of common stock equal to the number of shares of Spectrum common stock previously underlying such award. Each new award is subject to the same terms and conditions as the corresponding Spectrum award. SBH will assume all rights and obligation in respect of each equity-based plan of Spectrum.

Refer to Note 17 – Share Based Compensation to our Consolidated Financial Statement included elsewhere in this Annual Report, for additional information.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the years ended September 30, 2018, 2017 and 2016, HRG did not repurchase any HRG common stock.  Subsequent to the completion of the Spectrum Merger, on July 24, 2018, the Company’s board of directors authorized a new three-year $1 billion common stock repurchase program. The Company has not made any common stock repurchases since the authorization, but anticipates making common stock repurchases in the future. The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements, and may use funds received from its divestitures to support the common stock repurchase program.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our Common Stock to the cumulative total return of (i) the Russell 1000 Financial Index (ii) the Russell 2000 Financial Index and (iii) Spectrum Peer Group selected in good faith, which is composed of the following companies (alphabetical order): Central Garden and Pet Company, Church & Dwight Co., Inc., The Clorox Company, Edgewell Personal Care Company, Energizer Holdings, Inc., Fortune Brands Home & Security, Inc., Hanesbrands, Inc., Hasbro, Inc., Helen of Troy Limited, Mattel, Inc., Newell Brands, Inc., Nu Skin Enterprises, Inc., The Scotts Miracle-Gro Company, Stanley Black & Decker, Inc., and Tupperware Brands Corporation and (iv) HRG Peer Group, which is composed of the following companies (alphabetical order): Apollo Global Management, LLC, Carlisle Companies, Inc., Jefferies Financial Group Inc. (formerly Leucadia) and Standex International Corp.  The graph displays both the Russell 1000 Financial Index and Russell 2000 Financial Index as a result of the Spectrum Merger and inclusion of Spectrum in the Russell 1000.  The graph displays both the HRG Peer Group and Spectrum Peer Group as SBH believes that the Spectrum Peer Group provides a reasonable basis for comparing total stockholder returns of SBH after the completion of the Spectrum Merger.

The comparison below assumes that $100 was invested in the common stock of SBH from September 30, 2013 until September 30, 2018. The comparison is based upon the closing price of the common stock, as applicable, and assumes the reinvestment of all dividends, if any. The returns of each of the companies in our peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated.  The stockholder return shown on the graph below is not necessarily indicative of future performance, and will not make or endorse any predictions as to future stockholder returns.

ITEM 6.SELECTED FINANCIAL DATA

Spectrum Brands Holdings, Inc.

The following selected historical financial data is derived from SBH’s audited consolidated financial statements as of and for the years ended September 30. The summary has been derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company included elsewhere in this Annual Report. As discussed in Note 1-Description of Business included in the notes to the Consolidated Financial Statements of the Company included elsewhere in this annual report; effective December 29, 2017, the Company has recognized the GBA segment as discontinued operations for all periods presented in the accompanying Consolidated Financial Statements for the fiscal years ended September 30, 2018, 2017, 2016 and 2015. For the fiscal year ended September 30, 2014 included within the selected financial data below, the Company has not adjusted to reflect changes due to the recognition of the GBA segment as discontinued operations and therefore certain financial information within the summarized financial information below may not be comparable for such period. Fidelity & Guaranty Life and Front Street Re (Delaware) Ltd. (collectively “HRG Insurance Operations”) are classified as discontinued operations for all periods presented. In addition, following the completion of the sale of Compass Production Partners, LP (“Compass”) during the year ended September 30, 2016, HRG no longer held, directly or indirectly, any oil and gas properties and as a result, the results of Compass were presented as discontinued operations for the years ended September 30, 2016, 2015 and 2014. In addition, cash and cash equivalents excludes the cash and cash equivalents from the Insurance Operations and Compass.

(in millions, except per share data)	2018(1)	2017(2)	2016(3)	2015(4)	2014(5)
Statement of Operations Data
Revenues	$3,145.9	$3,009.5	$3,029.4	$2,661.6	$4,482.6
Gross profit	1,153.6	1,177.1	1,246.6	1,011.0	1,607.0
Operating income	102.0	283.0	334.9	(48.8)	354.8
Interest expense	264.6	309.9	334.5	321.7	307.4
Loss from the change in the fair value of the equity conversion feature of preferred stock	—	—	—	—	(12.7)
(Loss) income from operations before income taxes	(156.3)	(31.1)	9.2	(317.0)	23.0
Income tax (benefit) expense	(460.7)	38.1	(58.4)	1.3	59.3
Net income (loss) from continuing operations	304.4	(69.2)	67.6	(318.3)	(36.3)
Income (loss) from discontinued operations	567.6	342.4	(101.5)	(194.1)	138.0
Net income (loss)	872.0	273.2	(33.9)	(512.4)	101.7
Net income (loss) attributable to controlling interest	770.6	106.0	(198.8)	(556.8)	(10.3)
Preferred stock dividends, accretion and loss on conversion	—	—	—	—	73.6
Net income (loss) attributable to common and participating preferred stockholders	770.6	106.0	(198.8)	(556.8)	(83.9)
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$230.1	$(121.1)	$(45.8)	$(299.3)	$(194.7)
Net income (loss) from discontinued operations attributable to controlling interest	540.5	227.1	(153.0)	(257.5)	110.8
Net income (loss) attributable to controlling interest	$770.6	$106.0	$(198.8)	$(556.8)	$(83.9)
Earnings (Loss) Per Share of Common Stock(6)
Basic earnings per share from continuing operations	$6.23	$(3.75)	$(1.43)	$(11.38)	$(8.62)
Basic earnings per share from discontinued operations	14.63	7.04	(4.78)	(9.79)	4.90
Basic earnings per share	$20.86	$3.29	$(6.21)	$(21.17)	$(3.71)
Diluted earnings per share from continuing operations	$6.21	$(3.75)	$(1.43)	$(11.38)	$(8.62)
Diluted earnings per share from discontinued operations	14.60	7.04	(4.78)	(9.79)	4.90
Diluted earnings per share	$20.81	$3.29	$(6.21)	$(21.17)	$(3.71)
Dividends per share	$0.42	$—	$—	$—	$—
Weighted Average Shares Outstanding(6)
Basic	36.9	32.2	32.0	26.3	22.6
Diluted	37.0	32.2	32.0	26.3	22.6
Statement of Financial Position Data
Cash and cash equivalents	$552.5	$270.1	$465.2	$643.2	$671.4
Total assets	7,747.7	35,849.7	33,580.1	32,594.4	30,394.0
Total debt	4,672.5	5,705.1	5,465.6	6,046.9	4,908.4
Total equity	1,589.6	1,946.9	1,817.2	1,588.1	2,257.0

(1)

For the year ended September 30, 2018, operating income includes an impairment of indefinite lived intangible assets of $20.3 million and impairment of goodwill of $92.5 million. Income tax expense includes a non-cash benefit of $166.7 million for restatement of deferred tax assets and liabilities, a non-cash benefit of $363.8 million for release of valuation allowance on net deferred tax assets and a provisional $73.1 million of income tax expenses for a one-time deemed mandatory repatriation attributable to the Tax Reform Act.

(2)

For the year ended September 30, 2017, the operating results include the PetMatrix operations since the acquisition date of June 1, 2017 and GloFish operations since the acquisition date of May 12, 2017. Operating income includes an impairment of indefinite lived intangible assets of $16.3 million. Interest expense includes $6.5 million related to the refinancing, prepayment and/or amendment of debt; including $4.6 million of cash charges and fees, and $1.9 million of non-cash charges for the write off and acceleration of debt issuance costs, discounts, and/or premiums. Income tax expense includes a non-cash expense of $79.6 million primarily from an increase in the valuation allowance against net deferred tax asset.

(3)

For the year ended September 30, 2016, operating income includes an impairment of indefinite lived intangible assets of $2.7 million. Salus recorded a loan loss provision of $12.8 million for credit losses on Salus’ asset-based loan portfolio and impairments of $10.7 million to goodwill of CorAmerica Capital, LLC.  Interest expense includes $21.4 million related to the refinancing, prepayment and/or amendment of debt; including $15.6 million of cash charges and fees, and $5.8 million of non-cash charges for the write off and acceleration of debt issuance costs, discounts, and/or premiums. Income tax expense includes a non-cash benefit of $45.7 million primarily from a decrease in the valuation allowance against net deferred tax asset.

(4)

For the year ended September 30, 2015, the operating results include the Armored AutoGroup (“AAG”) operations since the acquisition date of May 21, 2015; Salix Animal Health LLC operations since the acquisition date of January 16, 2015; European IAMS and Eukanuba pet food business operations since the acquisition date of December 31, 2014; and Tell Manufacturing, Inc. operations since the acquisition date of October 1, 2014. Salus recorded $88.0 million loan loss provision related to deterioration in Salus’s asset-based loan portfolio, including $60.7 million related to the bankruptcy of RadioShack Corporation, a significant Salus borrower.  Operating income also includes $60.2 million impairment of goodwill and intangible assets from a former subsidiary of HRG, Frederick’s of Hollywood Group, Inc. (“FOH”).  In April 2015, FOH filed for bankruptcy, and any remaining assets and liabilities were deconsolidated. Upon deconsolidation, HRG recognized a gain of $38.5 million.  Following completion of the bankruptcy, such entities ceased to be subsidiaries of HRG. Interest expense includes $58.8 million related to the refinancing, prepayment and/or amendment of debt; including $46.0 million of cash charges and fees, and $12.8 million of non-cash charges for the write off and acceleration of debt issuance costs, discounts, and/or premiums.  Income tax expense includes a non-cash expense of approximately $190.8 primarily from increase in the valuation allowance against certain net deferred tax assets.

(5)

For the year ended September 30, 2014, the operating results include the Liquid Fence Company operations since the acquisition date of January 2, 2014. Interest expense includes a non-cash charge of $9.2 million as a result of the write-off of unamortized debt issuance costs and unamortized discounts in connection with the amendment of the Company's then existing term loans.  Income tax expense includes a non-cash benefit of approximately $31.0 million primarily from a decrease in the valuation allowance against net deferred tax assets.

(6)

The weighted average shares and earnings per share data were retrospectively adjusted for all periods presented to reflect the effect of the reverse stock split on July 13, 2018 associated with the closing of the Spectrum Merger. See Note 4 – Acquisitions for further discussion on the Spectrum Merger. Using (i) the 20-trading-day volume-weighted average price per share of Spectrum common stock ending on July 12, 2018, (ii) the number of shares of Spectrum common stock outstanding, the number of shares of Spectrum common stock held by HRG and its subsidiaries and the number of shares of Spectrum common stock outstanding as of July 12, 2018, (iii) $328.2 million of HRG net indebtedness and transaction expenses at closing, and (iv) a $200.0 million upward adjustment contemplated by the Merger Agreement, each HRG stockholder received approximately 0.1613 shares for each share of HRG stock. For the year ended September 30, 2014, diluted weighted average common shares outstanding did not reflect the conversion effect of HRG’s Series A Participating Convertible Preferred Stock (“Series A Preferred Shares”) and HRG’s Series A-2 Participating Convertible Preferred Stock (“Series A-2 Preferred Shares”) (collectively with the Series A Preferred Shares, the “Preferred Stock”) for the portion of the period that these securities were outstanding, or the exercise of dilutive common stock equivalents as both would be antidilutive.  The conversion effect of the Preferred Stock had no impact on diluted weighted average common shares for periods subsequent to the year ended September 30, 2014 as the Preferred Stock was converted during the year ended September 30, 2014.

SB/RH Holdings, LLC

The following selected historical financial data is derived from SB/RH’s audited consolidated financial statements as of and for the years ended September 30. The summary has been derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company included elsewhere in this Annual Report. As discussed in Note 1-Description of Business included in the notes to the Consolidated Financial Statements of the Company included elsewhere in this annual report; effective December 29, 2017, the Company has recognized the GBA segment as discontinued operations for all periods presented in the accompany Consolidated Financial Statements for the fiscal years ended September 30, 2018, 2017, 2016 and 2015. For the fiscal year ended September 30, 2014 included within the selected financial data below, the Company has not adjusted to reflect changes due to the recognition of GBA segment as discontinued operations and therefore certain financial information within the summarized financial information below may not be comparable with that respective period.

(in millions, except per share data)	2018(1)	2017(2)	2016(3)	2015(4)	2014(5)
Statement of Operations Data
Revenues	$3,145.9	$3,009.5	$3,029.4	$2,598.2	$4,429.1
Gross profit	1,153.6	1,176.0	1,237.7	978.5	1,568.9
Operating income	180.0	336.6	423.4	252.6	484.5
Interest expense	167.6	161.3	182.0	185.8	202.1
Income from operations before income taxes	9.5	170.4	236.7	62.8	276.1
Income tax (benefit) expense	(74.8)	41.3	(39.0)	5.6	59.0
Net income from continuing operations	84.3	129.1	275.7	57.2
Income from discontinued operations	98.6	172.1	76.6	98.6
Net income	182.9	301.2	352.3	155.8	217.1
Net income attributable to controlling interest	181.5	299.9	351.9	155.4	216.8
Amounts attributable to controlling interest
Net income from continuing operations attributable to controlling interest	$83.2	$129.1	$274.8	$56.4
Net income from discontinued operations attributable to controlling interest	98.3	170.8	77.1	99.0
Net income attributable to controlling interest	$181.5	$299.9	$351.9	$155.4	$216.8
Statement of Financial Position Data
Cash and cash equivalents	$505.4	$168.2	$270.8	$247.9	$192.9
Total assets	7,630.2	7,403.9	7,053.5	7,297.9	5,511.3
Total debt	4,254.6	3,771.7	3,620.2	4,005.7	3,006.7
Total equity	1,611.7	1,835.4	1,829.4	1,572.8	1,070.2

(1)

For the year ended September 30, 2018, the operating results include an impairment of indefinite lived intangible assets of $20.3 million and impairment of goodwill of $92.5 million. Income tax expense includes a non-cash benefit of $181.7 million for restatement of deferred tax assets and liabilities and a provisional $73.1 million of income tax expenses for a one-time deemed mandatory repatriation attributable to the Tax Reform Act;

(2)

For the year ended September 30, 2017, the operating results include the PetMatrix operations since the acquisition date of June 1, 2017 and GloFish operations since the acquisition date of May 12, 2017. Operating income includes an impairment of indefinite lived intangible assets of $16.3 million. Interest expense includes $4.6 million of tender premium and a non-cash expense of $1.9 million as a result of the write-off of unamortized debt issuance costs in connection with the redemption of the 6.375% Notes.

(3)

For the year ended September 30, 2016, operating income includes an impairment of indefinite lived intangible assets of $2.7 million. Interest expense includes $15.6 million of tender premium and a non-cash expense of $5.8 million as a result of the write-off of unamortized debt issuance costs in connection with the redemption of the 6.375% Notes. Income tax expense includes a non-cash benefit of $111.1 million from a decrease in the valuation allowance against net deferred tax asset.

(4)

For the year ended September 30, 2015, the operating results include the Armored AutoGroup operations since the acquisition date of May 21, 2015; Salix operations since the acquisition date of January 16, 2015; European IAMS and Eukanuba operations since the acquisition date of December 31, 2014; and Tell operations since the acquisition date of October 1, 2014. Interest expense of $58.8 million was incurred related to the financing of the acquisition of AAG and the refinancing of the then-existing senior credit facility and asset based revolving loan facility. Income tax expense includes a non-cash benefit of $20.2 million from a decrease in the valuation allowance against net deferred tax assets, and a $22.8 million benefit due to the reversal of valuation allowance in conjunction with the acquisition of the AAG business.

(5)

For the year ended September 30, 2014, the operating results include the Liquid Fence operations since the acquisition date of January 2, 2014. Interest expense includes a non-cash charge of $9.2 million as a result of the write-off of unamortized debt issuance costs and unamortized discounts in connection with the amendment of the Company's then existing term loans. Income tax expense includes a non-cash benefit of approximately $115.6 million from a decrease in the valuation allowance against net deferred tax assets.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report. The following is a combined report of SBH and SB/RH, and the following discussion includes SBH and certain matters related to SB/RH as signified below. Unless the context indicates otherwise, the terms the “Company,” “we,” “our” or “us” are used to refer to SBH and its subsidiaries and SB/RH and its subsidiaries, collectively.

Business Overview

Refer to Item 1 - Business and Note 1 – Description of Business to the Consolidated Financial Statement, included elsewhere within this Annual Report for an overview of our business.

Divestitures

•

Global Batteries & Appliances(“GBA”) – The assets and liabilities associated with GBA have been classified as held for sale and the respective operations have been classified as discontinued operations and reported separately for all periods presented. Spectrum entered into a definitive acquisition agreement with Energizer where they will acquire from Spectrum its Global Batteries and Lights (“GBL”) business for an aggregate purchase price of $2.0 billion in cash, subject to customary purchase price adjustments.  Spectrum has been actively marketing the HPC business with interested parties for a separate transaction(s).  See Note 23 – Subsequent Events to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further developments over GBA divestitures and GAC divestiture subsequent to September 30, 2018.

•

Insurance Operations – On November 30, 2017, FGL completed the FGL Merger with CF Corporation and the CF Entities pursuant to the FGL Merger Agreement, as further detailed in Note 3 – Divestitures to the Consolidated Financial Statements, included elsewhere in this Annual Report. Pursuant to the FGL Merger Agreement, except for certain shares specified in the FGL Merger Agreement, each issued and outstanding share of common stock of FGL was automatically cancelled and converted into the right to receive $31.10 in cash. The total consideration received by HRG as a result of the completion of the FGL Merger was $1,488.3 million. In addition, pursuant to a Share Purchase Agreement, on November 30, 2017, Front Street Re (Delaware) Ltd. sold to the CF Entities all of the issued and outstanding shares of Front Street for $65.0 million, which was subject to reduction for customary transaction expenses.

•

Compass – On July 1, 2016, HGI Energy entered into an agreement to sell its equity interest in Compass to a third party pursuant to the Compass Sale Agreement, as further detailed in Note 3 – Divestitures to the Consolidated Financial Statements, included elsewhere in the Annual Report. During the year ended September 30, 2016, the transactions contemplated by the Compass Sale Agreement were consummated. The sale represented the disposal of all of HRG’s oil and gas properties, which were accounted for using the full-cost method prior to their disposal.

See Note 3 – Divestitures to the Consolidated Financial Statements, included elsewhere in this Annual Report, for more information on the assets and liabilities classified as held for sale and discontinued operations.

Spectrum Merger

On July 13, 2018, SBH closed its agreement and plan of merger with its majority owned subsidiary. SBH has incurred significant transaction costs associated with the Spectrum Merger that may impact the comparability of the consolidated results of operations. Effective as of the closing date of the Spectrum Merger, management and control of the organization was assumed by its majority-owned subsidiary, Spectrum, and the Company continues to operate as the consumer products company that was principally conducted by its majority owned subsidiary. See Note 4 – Acquisitions to the Consolidated Financial Statements, included elsewhere in this Annual Report, for more information on the Spectrum Merger and associated transaction costs.

Additionally, as a result of the Spectrum Merger, HRG and Spectrum will join in the filing of U.S. consolidated tax return starting July 13, 2018. The form of the Spectrum Merger allows for the HRG capital and net operating loss carryforwards to be able to be used to offset Spectrum’s future income and the U.S. tax gain on the sale of the GBL business to Energizer. As a result, SBH released $365.3 million of valuation allowance on its net deferred tax assets since it is now more likely than not that the assets will be realized. As of September 30, 2018, SBH had $247.3 million of valuation allowance recorded on U.S. deferred tax assets, primarily net operating losses and tax credits subject to certain ownership change limitations on their use.

Acquisitions

The following acquisition activity has a significant impact on the comparability of the financial results on the consolidated financial statements.

•

PetMatrix – On June 1, 2017, the Company completed the acquisition of PetMatrix LLC, a manufacturer and marketer of rawhide-free dog chews consisting primarily of the DreamBone® and SmartBones® brands. The results of PetMatrix’s operations since June 1, 2017 are included in the Company’s Consolidated Statements of Income and reported within the PET reporting segment for the years ended September 30, 2017 and 2018.

•

GloFish – On May 12, 2017, the Company entered into an asset purchase agreement with Yorktown Technologies LP, for the acquisition of assets consisting of the GloFish operations, including transfer of the GloFish® brand, related intellectual property and operating agreements. The GloFish operations consist of the development and licensing of fluorescent fish for sale through retail and online channels. The results of GloFish’s operations since May 12, 2017 are included in the Company’s Consolidated Statement of Income and reported within the PET reporting segment for the years ended September 30, 2017 and 2018.

See Note 4 - Acquisitions in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail regarding acquisition activity.

Restructuring Activity

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs. The most significant of these initiatives are:

•	GAC Business Rationalization Initiatives, which began during the third quarter of the year ended September 30, 2016 and is closed as of September 30, 2018;
•	PET Rightsizing Initiative, which began during the second quarter of the year ended September 30, 2017 and is closed as of September 30, 2018;
•	HHI Distribution Center Consolidation, which began during the second quarter of the year ended September 30, 2017 and is anticipated to be closed by December 31, 2018.

See Note 5 - Restructuring and Related Charges in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail regarding restructuring and related activity.

Refinancing Activity

The following recent financing activity has a significant impact on the comparability of financial results on the consolidated financial statements.

•

During the year ended September 30, 2018, HRG paid off $92.0 million aggregate principal amount of the HGI Energy Notes, as further detailed in Note 11 – Debt to the Consolidated Financial Statements, included elsewhere within this Annual Report; redeemed all $864.4 million outstanding principal amount of its 7.875% Senior Secured Notes due 2019 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the redemption rate; and paid off $50.0 million aggregate principal amount of a HGI Funding loan due July 13, 2018.

•

During the year ended September 30, 2017, Spectrum refinanced a portion of its debt to extend maturities and reduce borrowing costs including entering into various amendments to the Credit Agreement under its Term Loans resulting in an increase to the USD Term Loan, repayment of the Euro Term Loan, increase in the capacity of the Revolver Facility and changes to the applicable variable interest rates.

•

During the year ended September 30, 2016, Spectrum refinanced a portion of its debt to extend maturities and reduce borrowing costs including the issuance of Euro denominated notes and repurchase of the 6.375% Notes.

See Note 11 - Debt in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail regarding debt.

Safety Recall

On June 10, 2017, the Company initiated a voluntary safety recall of various rawhide chew products for dogs sold by the Company’s PET segment due to possible chemical contamination. The Company recognized a loss of $35.8 million for the year ended September 30, 2017 associated with the recall, which comprised of inventory write-offs of $15.0 million, customer losses of $7.1 million and $13.7 million of incremental costs to dispose of product and operational expenses due to a temporary shutdown of production facilities. The Company suspended production at facilities impacted by the product safety recall, completed a comprehensive manufacturing review and recommenced production during the fourth quarter ended September 30, 2017. Incremental costs were incurred during the year ended September 30, 2018 to address regulatory compliance needs for production and perform incremental remediation activities prior to review from regulatory authorities over production improvements.  See Note 18 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report for additional detail.

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries and imposing a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Tax Reform Act reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Under the Tax Reform Act, the U.S. statutory tax rate for Fiscal 2018 is approximately 24.5%. The Company has recognized the tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended September 30, 2018. See Note 15 – Income Taxes to the Consolidated Financial Statements, included elsewhere within this Annual Report for additional detail.

Non-GAAP Measurements

Our consolidated and segment results contain non-GAAP metrics such as organic net sales, and Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization). While we believe organic net sales and Adjusted EBITDA are useful supplemental information, such adjusted results are not intended to replace our financial results in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”) and should be read in conjunction with those GAAP results.

Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and/or impact from acquisitions (where applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and/or acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period.  The following is a reconciliation of net sales to organic net sales of SBH and SB/RH for the year ended September 30, 2018 compared to net sales for the year ended September 30, 2017, and the net sales to organic net sales for the year ended September 30, 2017 compared to the year ended September 30, 2016 respectively:

	September 30. 2018
(in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales September 30, 2017	Variance
HHI	$1,377.7	$(4.3)	$1,373.4	$—	$1,373.4	$1,276.1	$97.3	7.6%
PET	820.5	(15.4)	805.1	(64.5)	740.6	793.2	(52.6)	(6.6%)
H&G	482.2	—	482.2	—	482.2	493.3	(11.1)	(2.3%)
GAC	465.5	(2.0)	463.5	—	463.5	446.9	16.6	3.7%
Total	$3,145.9	$(21.7)	$3,124.2	$(64.5)	$3,059.7	$3,009.5	50.2	1.7%

	September 30, 2017
(in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales September 30, 2016	Variance
HHI	$1,276.1	$(2.7)	$1,273.4	$—	$1,273.4	$1,241.0	$32.4	2.6%
PET	793.2	6.7	799.9	(28.1)	771.8	825.7	(53.9)	(6.5%)
H&G	493.3	—	493.3	—	493.3	509.0	(15.7)	(3.1%)
GAC	446.9	0.3	447.2	—	447.2	453.7	(6.5)	(1.4%)
Total	$3,009.5	$4.3	$3,013.8	$(28.1)	$2,985.7	$3,029.4	(43.7)	(1.4%)

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP metric used by management that we believe provides useful information to investors because it reflects the ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. It also facilitates comparisons between peer companies since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenant. See Note 11 - Debt in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail.

EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:

•

Share based compensation expense as it is a non-cash based compensation cost, see Note 17 - Share Based Compensation to the Consolidated Financial Statements, included elsewhere within this Annual Report for further details;

•

Acquisition and integration charges that consist of transaction costs from acquisition transactions during the period or subsequent integration related project costs directly associated with the acquired business, see Note 4 – Acquisitions to the Consolidated Financial Statements, included elsewhere within this Annual Report for further details;

•

Restructuring and related charges, which consist of project costs associated with restructuring initiatives across the segments, see Note 5 - Restructuring and Related Charges to the Consolidated Financial Statements, included elsewhere within this Annual Report for further details;

•	Non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition (when applicable);
•	Non-cash asset impairments or write-offs realized on goodwill, intangible assets, and property plant and equipment (when applicable);
•

Incremental costs associated with a safety recall in PET. See Note 18 – Commitments and Contingencies to the Consolidated Financial Statements, included elsewhere within this Annual Report for further details;

•	Transaction costs directly associated with the Spectrum Merger. See Note 4 – Acquisitions to the Consolidated Financial Statements, included elsewhere within this Annual Report for further details;
•

Non-recurring HRG net operating costs considered to be redundant or duplicative as a result of the Spectrum Merger and not considered a component of the continuing commercial products company post-merger, including compensation and benefits, directors fees, professional fees, insurance, public company costs, amongst others, and including interest and other non-recurring income that will ultimately be eliminated following the transaction; including a one-time cost for the termination of a legacy HRG pension plan of $1.2 million and one-time lease termination cost for the HRG New York based corporate office of $3.1 million during the year ended September 30, 2018;

•	Net operating results of Salus as it is not considered a component of the continuing commercial products company; and
•	Other adjustments as further discussed.

During the year ended September 30, 2018, other adjustments consist of incremental costs for separation of key senior executives and costs attributable to flood damage at the Company’s corporate headquarters in Wisconsin. During the fiscal year ended September 30, 2017, other adjustment consist of the devaluation of cash and cash equivalents denominated in Venezuelan currency. During the fiscal year ended September 30, 2016, other adjustments consist of onboarding costs of a key executive.

The following is a reconciliation of net income to Adjusted EBITDA for the years ended September 30, 2018, 2017 and 2016 for SBH:

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	PET	H&G	GAC	Corporate	Consolidated
Year Ended September 30, 2018
Net income (loss) from continuing operations	$155.9	$35.0	$87.9	$(29.0)	$54.6	$304.4
Income tax benefit	—	—	—	—	(460.7)	(460.7)
Interest expense	—	—	—	—	264.6	264.6
Depreciation and amortization	40.0	42.3	18.8	16.3	14.3	131.7
EBITDA	195.9	77.3	106.7	(12.7)	(127.2)	240.0
Share based compensation	—	—	—	—	11.8	11.8
Acquisition and integration related charges	6.0	6.2	—	1.0	1.1	14.3
Restructuring and related charges	52.8	13.2	0.8	18.5	7.5	92.8
Write-off from impairment of intangible assets	—	20.3	—	—	—	20.3
Write-off from impairment of goodwill	—	—	—	92.5	—	92.5
Inventory acquisition step-up	—	0.8	—	—	—	0.8
Pet safety recall	—	18.9	—	—	—	18.9
Spectrum merger related transaction charges	—	—	—	—	45.9	45.9
Non-recurring HRG operating costs and interest income	—	—	—	—	18.9	18.9
Salus	—	—	—	—	1.1	1.1
Other	—	—	—	—	4.6	4.6
Adjusted EBITDA	$254.7	$136.7	$107.5	$99.3	$(36.3)	$561.9
Year Ended September 30, 2017
Net income (loss) from continuing operations	$184.0	$28.8	$114.4	$100.8	$(497.2)	$(69.2)
Income tax expense	—	—	—	—	38.1	38.1
Interest expense	—	—	—	—	309.9	309.9
Depreciation and amortization	38.3	43.1	17.6	21.1	12.1	132.2
EBITDA	222.3	71.9	132.0	121.9	(137.1)	411.0
Share based compensation	—	—	—	—	52.9	52.9
Acquisition and integration related charges	5.5	7.3	—	2.3	0.5	15.6
Restructuring and related charges	26.6	9.1	—	24.2	0.5	60.4
Write-off from impairment of intangible assets	—	15.3	1.0	—	—	16.3
Inventory acquisition step-up	—	3.3	—	—	—	3.3
Pet safety recall	—	35.8	—	—	—	35.8
Venezuela devaluation	—	—	—	—	0.4	0.4
Spectrum merger related transaction charges	—	—	—	—	7.6	7.6
Non-recurring HRG operating costs and interest income	—	—	—	—	31.9	31.9
Salus	—	—	—	—	4.0	4.0
Adjusted EBITDA	$254.4	$142.7	$133.0	$148.4	$(39.3)	$639.2
Year Ended September 30, 2016
Net income (loss) from continuing operations	$190.6	$84.2	$121.2	$116.6	$(445.0)	$67.6
Income tax (benefit) expense	—	—	—	—	(58.4)	(58.4)
Interest expense	—	—	—	—	334.5	334.5
Depreciation and amortization	35.4	42.7	15.2	17.5	9.6	120.4
EBITDA	226.0	126.9	136.4	134.1	(159.3)	464.1
Share based compensation	—	—	—	—	70.8	70.8
Acquisition and integration related charges	13.3	5.5	0.5	14.0	0.8	34.1
Restructuring and related charges	2.3	6.0	0.4	5.3	—	14.0
Write-off from impairment of intangible assets	—	1.7	1.0	—	—	2.7
Non-recurring HRG operating costs and interest income	—	—	—	—	72.5	72.5
Salus	—	—	—	—	(17.4)	(17.4)
Other	—	—	—	—	0.7	0.7
Adjusted EBITDA	$241.6	$140.1	$138.3	$153.4	$(31.9)	$641.5

The following is a reconciliation of net income to Adjusted EBITDA for the years ended September 30, 2018, 2017 and 2016 for SB/RH:

SB/RH HOLDINGS, LLC (in millions)	HHI	PET	H&G	GAC	Corporate	Consolidated
Year Ended September 30, 2018
Net income (loss) from continuing operations	$155.9	$35.0	$87.9	$(29.0)	$(165.5)	$84.3
Income tax benefit	—	—	—	—	(74.8)	(74.8)
Interest expense	—	—	—	—	167.6	167.6
Depreciation and amortization	40.0	42.3	18.8	16.3	13.6	131.0
EBITDA	195.9	77.3	106.7	(12.7)	(59.1)	308.1
Share based compensation	—	—	—	—	8.7	8.7
Acquisition and integration related charges	6.0	6.2	—	1.0	1.1	14.3
Restructuring and related charges	52.8	13.2	0.8	18.5	7.5	92.8
Write-off from impairment of intangible assets	—	20.3	—	—	—	20.3
Write-off from impairment of goodwill	—	—	—	92.5	—	92.5
Inventory acquisition step-up	—	0.8	—	—	—	0.8
Pet safety recall	—	18.9	—	—	—	18.9
Other	—	—	—	—	4.6	4.6
Adjusted EBITDA	$254.7	$136.7	$107.5	$99.3	$(37.2)	$561.0
Year Ended September 30, 2017
Net income (loss) from continuing operations	$184.0	$28.8	$114.4	$100.8	$(298.9)	$129.1
Income tax expense	—	—	—	—	41.3	41.3
Interest expense	—	—	—	—	161.3	161.3
Depreciation and amortization	38.3	43.1	17.6	21.1	11.5	131.6
EBITDA	222.3	71.9	132.0	121.9	(84.8)	463.3
Share based compensation	—	—	—	—	44.9	44.9
Acquisition and integration related charges	5.5	7.3	—	2.3	0.5	15.6
Restructuring and related charges	26.6	9.1	—	24.2	0.5	60.4
Write-off from impairment of intangible assets	—	15.3	1.0	—	—	16.3
Inventory acquisition step-up	—	3.3	—	—	—	3.3
Pet safety recall	—	35.8	—	—	—	35.8
Venezuela devaluation	—	—	—	—	0.4	0.4
Adjusted EBITDA	$254.4	$142.7	$133.0	$148.4	$(38.5)	$640.0
Year Ended September 30, 2016
Net income (loss) from continuing operations	$190.6	$84.2	$121.2	116.6	$(236.9)	$275.7
Income tax (benefit) expense	—	—	—	—	(39.0)	(39.0)
Interest expense	—	—	—	—	182.0	182.0
Depreciation and amortization	35.4	42.7	15.2	17.5	8.9	119.7
EBITDA	226.0	126.9	136.4	134.1	(85.0)	538.4
Share based compensation	—	—	—	—	52.1	52.1
Acquisition and integration related charges	13.3	5.5	0.5	14.0	0.8	34.1
Restructuring and related charges	2.3	6.0	0.4	5.3	—	14.0
Write-off from impairment of intangible assets	—	1.7	1.0	—	—	2.7
Other	—	—	—	—	0.7	0.7
Adjusted EBITDA	$241.6	$140.1	$138.3	$153.4	$(31.4)	$642.0

Consolidated Results of Operations

SBH

The following is summarized consolidated results of operations for SBH for the years ended September 30, 2018, 2017 and 2016:

(in millions, except %)	2018	2017	Variance		2017	2016	Variance
Net sales	$3,145.9	$3,009.5	$136.4	4.5%	$3,009.5	$3,029.4	$(19.9)	(0.7%)
Gross profit	1,153.6	1,177.1	(23.5)	(2.0%)	1,177.1	1,246.6	(69.5)	(5.6%)
Operating expenses	1,051.6	894.1	157.5	17.6%	894.1	911.7	(17.6)	(1.9%)
Interest expense	264.6	309.9	(45.3)	(14.6%)	309.9	334.5	(24.6)	(7.4%)
Income tax (benefit) expense	(460.7)	38.1	(498.8)	(1,309.2%)	38.1	(58.4)	96.5	(165.2%)
Net income (loss) from continuing operations	304.4	(69.2)	373.6	(539.9%)	(69.2)	67.6	(136.8)	(202.4%)
Income (loss) from discontinued operations, net of tax	567.6	342.4	225.2	65.8%	342.4	(101.5)	443.9	(437.3%)
Net income (loss)	872.0	273.2	598.8	219.2%	273.2	(33.9)	307.1	(905.9%)

Net Sales. Net sales for the year ended September 30, 2018 increased $136.4 million, or 4.5%, with an increase in organic sales of $50.2 million, or 1.7%. Net sales for the year ended September 30, 2017 decreased $19.9 million, or 0.7%, with a decrease in organic net sales of $43.7 million, or 1.4%. The following sets forth net sales by segment for the years ended September 30, 2018, 2017 and 2016:

(in millions, except %)	2018	2017	Variance		2017	2016	Variance
HHI	$1,377.7	$1,276.1	101.6	8.0%	$1,276.1	$1,241.0	35.1	2.8%
PET	820.5	793.2	27.3	3.4%	793.2	825.7	(32.5)	(3.9%)
H&G	482.2	493.3	(11.1)	(2.3%)	493.3	509.0	(15.7)	(3.1%)
GAC	465.5	446.9	18.6	4.2%	446.9	453.7	(6.8)	(1.5%)
Net Sales	$3,145.9	$3,009.5	136.4	4.5%	$3,009.5	$3,029.4	(19.9)	(0.7%)

The following sets forth the principal components of the change in net sales from the year ended September 30, 2018 to the year ended September 30, 2017, and from the year ended September 30, 2017 to the year ended September 30, 2016:

(in millions)	2018	2017
Net Sales for the years ended September 30, 2017 and 2016, respectively	$3,009.5	$3,029.4
Increase due to acquisitions	64.5	28.1
Increase in HHI	97.3	32.4
Increase (Decrease) in GAC	16.6	(6.5)
Decrease in H&G	(11.1)	(15.7)
Decrease in PET	(52.6)	(53.9)
Foreign currency impact, net	21.7	(4.3)
Net Sales for the years ended September 30, 2018 and 2017, respectively	$3,145.9	$3,009.5

Gross Profit. Gross profit for the year ended September 30, 2018 decreased $23.5 million primarily attributable to the decline in gross profit margin from 39.1% to 36.7% primarily driven by operating inefficiencies from restructuring initiatives in the GAC and HHI segments, inflation in raw material costs primarily in HHI and GAC, and increased production costs associated with start-up on operating facilities impacted by the product safety recall in PET, operating inefficiencies from the European PET distribution center consolidation, and unfavorable private label product mix.  Gross profit for the year ended September 30, 2017 decreased $69.5 million primarily attributable to the decrease in net sales and decline in gross profit margin from 41.2% to 39.1% primarily driven by production costs and operating inefficiencies in response to the product safety recall in PET, and operating inefficiencies from restructuring initiatives in the GAC and HHI segments.

Operating Expenses. Operating expenses for the year ended September 30, 2018 increased $157.5 million, or 17.6%, due to an increase in selling and general and administrative expenses of $23.5 million primarily from an increase in distribution expenses, transaction costs associated with the Spectrum Merger, severance costs from changes in key senior executives, incremental costs associated with the pet safety recall, partially offset by a reduction in stock based compensation expense, increases in restructuring and related charges of $37.7 million from HHI, GAC, and PET restructuring initiatives previously discussed; and the recognition of an impairment on goodwill of $92.5 million for GAC during the year ended September 30, 2018. Operating expenses for the year ended September 30, 2017 decreased $17.6 million, or 1.9%, due to a decrease in selling and general and administrative expenses of $41.4 million primarily due to a reduction of corporate HRG operating costs during the year ended September 30, 2016 of approximately $44.9 million, partially offset by increases attributable to operating costs of acquired PET businesses, costs associated with the pet safety recall; an increase in restructuring and related charges of $28.5 million primarily attributable to the HHI and GAC restructuring initiatives previously discussed, and impairment of intangible assets of $16.3 million; offset by decreased acquisition and integration related charges of $18.5 million primarily from reduced integration costs for GAC and HHI acquisitions in prior years.  See Note 4 – Acquisitions and Note 5 – Restructuring and Related Charges to the Consolidated Financial Statements included elsewhere within this Annual Report for additional detail on restructuring and acquisition and integration costs. See Note 10 – Goodwill and Intangible Assets to the Consolidated Financial Statements included elsewhere within this Annual Report for additional detail on goodwill and intangible asset impairments.

Interest Expense. Interest expense for the year ended September 30, 2018 decreased $45.3 million, or 14.6%, due to reduced HRG borrowings from the refinancing activity previously discussed. Interest expense for the year ended September 30, 2017 decreased $24.6 million, or 7.4%, attributable to lower borrowing costs and incremental premium paid for debt redemption in the prior year due to the refinancing activities previously discussed. See Note 11 - Debt in Notes to the Consolidated Financial Statements included elsewhere within this Annual Report for additional information regarding outstanding debt.

Income Taxes. The effective tax rate was 294.7% for the year ended September 30, 2018 compared to (122.5%) for the year ended September 30, 2017 and (634.8%) for the year ended September 30, 2016. Our effective tax rate for the year ended September 30, 2018 was significantly impacted by the Tax Cuts and Jobs Act (“Tax Reform Act”) and the release of valuation allowances over capital and net operating loss carryforwards due to completion of the Spectrum Merger. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company’s applicable U.S. statutory tax rate for Fiscal 2018 was 24.5%. The Company released $371.7 million of valuation allowance on its U.S. federal net deferred tax assets since it is now more likely than not that the assets will be realized and recorded valuation allowance of $7.9 million on non-U.S. net deferred tax assets. As a result of the Tax Reform Act, the Company recorded $166.7 million of tax benefit for restatement of U.S. deferred tax assets and liabilities and a provisional $73.1 million of income tax expense for the one-time deemed mandatory repatriation. We also had a $22.6 million tax effect resulting from nondeductible book goodwill impairment. Our effective tax rate for the year ended September 30, 2017 differs from the U.S federal statutory rate of 35% due to income earned outside the U.S. that is subject to statutory rates lower than 35%.  Additionally, the Company recognized a $33.4 million tax benefit for changes in our assessment over our ability to effectively repatriate tax-free non-U.S. earnings upon which liabilities were previously recorded, and a $13.1 million tax benefit for the recognition of additional federal and state tax credits. The Company also recorded a $14.7 million valuation allowance on additional state net operating losses that more likely than not will expire unused. Our effective tax rate applied to the years ended September 30, 2016 and 2015 differs from the U.S. federal statutory rate of 35% primarily due to the release of valuation allowances on U.S. net operating losses deferred tax assets and income earned outside the U.S. that is subject to statutory rates lower than 35% offsetting tax expense on U.S. pretax income.  For the year ended September 30, 2016 the effective tax rate includes a $25.5 million expense to record a tax contingency reserve for a tax exposure in Germany where a local court ruled against our characterization of certain assets as amortizable under Germany tax law.  Additionally, the Company released $111.1 million of domestic valuation allowance.  In December 2015, the Company received a ruling from the Internal Revenue Service (“IRS”) which resulted in $87.8 million of U.S. net operating losses being restored and a release of $16.2 million of domestic valuation allowance from additional deferred tax assets created by the IRS ruling.  The Company also recorded tax expense of $3.1 million related to additional foreign valuation allowance during the year ended September 30, 2016.

In response to the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year measurement period in a manner similar to accounting for business combinations.  The provisional tax impacts in our consolidated financial statements for the year ended September 30, 2018 may differ from these amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Reform Act. See Note 15 - Income Taxes in Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding income taxes.

Income From Discontinued Operations.  Discontinued operations includes the results of operations, financial position and cash flows for the following businesses that are reported separately as discontinued operations: (1) GBA that is held for sale, which was previously reported as a separate segment by Spectrum within its consolidated continuing operations, for all periods presented (2) the HRG insurance operations, for all periods presented through the close of sale on November 30, 2017, and (3) Compass, for the year ended September 30, 2016 through completion of the divestitures during the year.  See Note 3 – Divestitures to the Consolidated Financial Statements, included elsewhere in this Annual Report, for more information on the divestitures and the assets and liabilities classified as held for sale.

Income from discontinued operations, net of tax, for the year ended September 30, 2018 increased $225.2 million, or 65.8%, due to the decrease in income from GBA discontinued operations of $73.5 million and increase in income from FGL discontinued operations of $298.7 million.  The decrease in income from GBA discontinued operations is primarily attributable to incremental transaction related costs of $78.1 million that was recognized for the planned divestitures, decrease in net sales, increased operating expenses for selling and marketing activities and increased interest expense allocated to discontinued operations from increased variable rates.  The increase in income from FGL is primarily attributable to the recognition of $445.9 million to reclassify accumulated other comprehensive income related to FGL, that was previously included in equity; offset by lower income from operations with the completion of the sale of the HRG Insurance Operations on November 30, 2017 and the recognition of a write-down on net assets of $14.2 million on FGL and Front Street upon completion of sale.

Income from discontinued operations, net of tax, for the year ended September 30, 2017 increased $443.9 million, or 437.3%, due to the increase in income from GBA discontinued operations of $95.5 million, an increase of $389.2 million from HRG Insurance Operations; partially offset by $40.8 million income from discontinued operations related to Compass during the year ended September 30, 2016.  The increase from GBA discontinued operations is due to cost improvements, decrease in interest expense allocated to discontinued operations from refinancing activity previously discussed, and lower income tax expense driven by an incremental $25.5 million expense during the year ended September 30, 2016 to record a tax contingency reserve for a tax exposure in Germany where a local court ruled against our characterization of certain assets as amortizable under German tax law.  The increase in discontinued operations from HRG Insurance Operations was due to a $304.4 million write-down of assets held for sale to the fair value less cost to sell, the reversal of a $15.2 million estimated alternative minimum tax liability for a 338 Tax Election which is not expected to result in a taxable gain, and an increase in operating results.

Noncontrolling Interest.  The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest.  Such amount varies in relation to such subsidiary’s net income or loss for the period and the percentage interest not owned by SBH.  Effective the close of the Spectrum Merger, the net income from Spectrum is fully recognized by SBH for all periods subsequent to July 13, 2018 as Spectrum became wholly-owned as a result of the transaction.

SB/RH

The following is summarized consolidated results of operations for SB/RH for the years ended September 30, 2018, 2017 and 2016:

(in millions, except %)	2018	2017	Variance		2017	2016	Variance
Net sales	$3,145.9	$3,009.5	$136.4	4.5%	$3,009.5	$3,029.4	$(19.9)	(0.7%)
Gross profit	1,153.6	1,176.0	(22.4)	(1.9%)	1,176.0	1,237.7	(61.7)	(5.0%)
Operating expenses	973.6	839.4	134.2	16.0%	839.4	814.3	25.1	3.1%
Interest expense	167.6	161.3	6.3	3.9%	161.3	182.0	(20.7)	(11.4%)
Income tax (benefit) expense	(74.8)	41.3	(116.1)	(281.1%)	41.3	(39.0)	80.3	(205.9%)
Net income (loss) from continuing operations	84.3	129.1	(44.8)	(34.7%)	129.1	275.7	(146.6)	(53.2%)
Income (loss) from discontinued operations, net of tax	98.6	172.1	(73.5)	(42.7%)	172.1	76.6	95.5	124.7%
Net income (loss)	182.9	301.2	(118.3)	(39.3%)	301.2	352.3	(51.1)	(14.5%)

For the year ended September 30, 2018, the increase in net sales of $136.4 million, or 4.5%, and decrease in gross profit of $22.4 million are attributable to the changes in SBH previously discussed. The increase in operating expenses of $134.2 million is primarily attributable to the changes in SBH previously discussed excluding the impact in HRG operating costs and transaction costs from the Spectrum Merger. An increase in interest expense of $6.3 million is primarily attributable to interest costs on variable interest debt and incremental borrowings on $520 million of debt with the parent company.

For the year ended September 30, 2017, the decrease in net sales of $19.9 million, or 0.7%, and decrease in gross profit of $61.7 million are attributable to the changes in SBH previously discussed. The increase in operating expenses of $25.1 million is primarily attributable to the change in SBH previously discussed, excluding the impact in HRG corporate operating costs. The decrease in interest expense of $20.7 million is primarily attributable to lower borrowing costs and incremental premium paid for debt redemption in the prior year due to the refinancing activities previously discussed.

Income Taxes. The effective tax rate was (787.4%) for the year ended September 30, 2018 compared to 24.2% for the year ended September 30, 2017 and (16.5%) for the year ended September 30, 2016. Our effective tax rate for the year ended September 30, 2018 was significantly impacted by the Tax Reform Act and goodwill impairment as further detailed in SBH above. Our effective tax rate for the year ended September 30, 2017 differs from the U.S federal statutory rate of 35% due to income earned outside the U.S. that is subject to statutory rates lower than 35%. Additionally, the Company recognized a $33.4 million tax benefit for changes in our assessment over our ability to effectively repatriate tax-free non-U.S. earnings upon which liabilities were previously recorded, and a $13.1 million tax benefit for the recognition of additional federal and state tax credits. The Company also recorded a $14.7 million valuation allowance on additional state net operating losses that more likely than not will expire unused. Our effective tax rate applied to the years ended September 30, 2016 differs from the U.S. federal statutory rate of 35% primarily due to the release of valuation allowances on U.S. net operating losses deferred tax assets and income earned outside the U.S. that is subject to statutory rates lower than 35% offsetting tax expense on U.S. pretax income.  For the year ended September 30, 2016 the effective tax rate includes a $25.5 million expense to record a tax contingency reserve for a tax exposure in Germany where a local court ruled against our characterization of certain assets as amortizable under Germany tax law. Additionally, the Company released $111.1 million of domestic valuation allowance. In December 2015, the Company received a ruling from the Internal Revenue Service (“IRS”) which resulted in $87.8 million of U.S. net operating losses being restored and a release of $16.2 million of domestic valuation allowance from additional deferred tax assets created by the IRS ruling. The Company also recorded tax expense of $3.1 million related to additional foreign valuation allowance during the year ended September 30, 2016.

In response to the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year measurement period in a manner similar to accounting for business combinations.  The provisional tax impacts in our consolidated financial statements for the year ended September 30, 2018 may differ from these amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Reform Act. See Note 15 - Income Taxes in Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding income taxes.

Segment Financial Data

Hardware & Home Improvement (HHI)

(in millions, except %)	2018	2017	Variance			2017	2016	Variance
Net sales	$1,377.7	$1,276.1	$101.6		8.0%	$1,276.1	$1,241.0	$35.1		2.8%
Operating income	155.6	185.7	(30.1)		(16.2%)	185.7	191.9	(6.2)		(3.2%)
Operating income margin	11.3%	14.6%	(330)	bps		14.6%	15.5%	(90)	bps
Adjusted EBITDA	$254.7	$254.4	$0.3		0.1%	$254.4	$241.6	$12.8		5.3%
Adjusted EBITDA margin	18.5%	19.9%	(140)	bps		19.9%	19.5%	40	bps

Net sales for the year ended September 30, 2018 increased $101.6 million, or 8.0%, with an increase in organic net sales of $97.3 million, or 7.6%.

•

Security and locksets increased $93.0 million due to increased market share; new product introduction and promotion volumes with retail partners; increased volumes through e-commerce channels, wholesale distributors, and home builder channel.

•	Plumbing accessories increased $13.6 million due to promotional volumes and new product introductions with retail partners and increased volumes through e-commerce channels and wholesale distributors.
•	Hardware decreased $9.3 million due to substantive non-recurring sell-in volumes with a significant retail partner in the prior year.

Operating income for the year ended September 30, 2018 decreased $30.1 million with a margin decrease of 330 bps due to increased restructuring related activity and operating inefficiencies, coupled with increase in material input costs and distribution costs.  Adjusted EBITDA for the year ended September 30, 2018 marginally increased $0.3 million with a decrease in margin of 140 bps primarily driven by increased material input costs, distribution costs, and operating inefficiencies from restructuring initiatives during the period despite increased sales previously discussed.

Net sales for the year ended September 30, 2017 increased $35.1 million, or 2.8%, with an increase in organic net sales of $32.4 million, or 2.6%.

•

Security and locksets increased $28.7 million due to increases in NA of $39.5 million from the introduction of new products with key retailers, expansion in electronic based products, promotional sales in e-commerce channel, increased volumes with non-retail wholesale and builder channels, and the introduction of Tell product into retail channels; partially offset by a reduction in LATAM sales of $11.1 million driven by the exit of lower margin business of $9.4 million.

•	Plumbing increased $6.7 million due to increases in NA of $8.1 million from promotional sales volumes with retailers and e-commerce channels, plus the introduction of new products with key retailers.
•

Hardware decreased $3.0 million due to decreases in LATAM of $6.7 million due to the exit of lower margin business of $7.2 million; offset by increase in NA of $1.5 million from incremental retail volumes and new product introductions.

Operating income for the year ended September 30, 2017 decreased $6.2 million with a margin decrease of 90 bps due to increases in restructuring related activity partially offset by an increase in net sales. Adjusted EBITDA for the year ended September 30, 2017 increased $12.8 million with a margin increase of 40 bps due to the increase in sales volumes and cost improvements.

Global Pet Supplies (PET)

(in millions, except %)	2018	2017	Variance			2017	2016	Variance
Net sales	$820.5	$793.2	$27.3		3.4%	$793.2	$825.7	$(32.5)		(3.9%)
Operating income	34.9	29.1	5.8		19.9%	29.1	85.0	(55.9)		(65.8%)
Operating income margin	4.3%	3.7%	60	bps		3.7%	10.3%	(660)	bps
Adjusted EBITDA	$136.7	$142.7	$(6.0)		(4.2%)	$142.7	$140.1	$2.6		1.9%
Adjusted EBITDA margin	16.7%	18.0%	(130)	bps		18.0%	17.0%	100	bps

Net sales for the year ended September 30, 2018 increased $27.3 million, or 3.4%, with an organic net sales decrease of $52.6 million, or 6.6%.

•

Companion animal sales decreased $28.9 million, excluding PetMatrix acquisition sales of $60.0 million, primarily due to a decrease in EMEA of $31.4 million due to the exit of a pet food tolling agreement and delayed shipments during transition of distribution centers within the region, and a decrease in NA of $1.7 million driven by lost distribution from the pet safety recall, reduced product listings and retail inventory reductions with specialty pet retailers.

•

Aquatics decreased $23.7 million, excluding GloFish acquisition sales of $4.5 million, due to a decrease in NA of $15.4 million due to product category softness and slower POS, and a decrease in EMEA of $7.2 million for delayed shipments during transition of distribution centers within the region.

Operating income for the year ended September 30, 2018 increased $5.8 million with an increase in margin of 60 bps primarily driven by the acquired businesses in the prior year and costs associated with the pet safety recall recognized in the prior year, partially offset by overall lower sales volume, unfavorable product mix, incremental production costs and inefficiencies from start-up of facilities following the product safety recall and restructuring of the European PET distribution center and write-offs of indefinite lived intangible assets of $20.3 million. Adjusted EBITDA for the year ended September 30, 2018 decreased $6.0 million with a decrease in margin by 130 bps primarily driven by lower sales volume, unfavorable product mix and the start-up costs and operating inefficiencies previously mentioned.

Net sales for the year ended September 30, 2017 decreased $32.5 million, or 3.9%, with an organic net sales decrease of $53.9 million, or 6.5%.

•

Companion animal sales decreased $44.1 million, excluding PetMatrix acquisition sales of $25.6 million, primarily due to a decrease in EMEA of $23.8 million from lower distribution and softer POS from increased competition and a reduction of $16.2 million for the acceleration of the exit of a pet food tolling agreement; decreases in NA of $21.8 million due to $7.1 million in customer returns from the product safety recall, low margin product exits of $5.2 million, retail inventory reduction management programs, and reduced listings and soft POS with pet specialty retailers.

•

Aquatic sales decreased $9.8 million, excluding GloFish acquisition sales of $2.5 million, due to a decrease in NA of $11.1 million from retail inventory reduction management programs and soft category POS with pet specialty retailers, increases in EMEA of $2.1 million due to promotional sales offset by slower seasonal weather sales.

Operating income for the year ended September 30, 2017 decreased $55.9 million with a margin decrease of 660 bps due to reduction in sales volumes, product recall, incremental acquisition and integration activity plus a $15.3 million impairment of indefinite lived intangible assets; partially offset by cost improvements. Adjusted EBITDA in the year ended September 30, 2017 increased $2.6 million with a margin increase of 100 bps primarily driven by cost improvements despite the decrease in sale volumes.

Home & Garden (H&G)

(in millions, except %)	2018	2017	Variance			2017	2016	Variance
Net sales	$482.2	$493.3	$(11.1)		(2.3%)	$493.3	$509.0	$(15.7)		(3.1%)
Operating income	88.0	114.4	(26.4)		(23.1%)	114.4	121.1	(6.7)		(5.5%)
Operating income margin	18.2%	23.2%	(500)	bps		23.2%	23.8%	(60)	bps
Adjusted EBITDA	$107.5	$133.0	$(25.5)		(19.2%)	$133.0	$138.3	$(5.3)		(3.8%)
Adjusted EBITDA margin	22.3%	27.0%	(470)	bps		27.0%	27.2%	(20)	bps

Net and organic net sales for the year ended September 30, 2018 decreased $11.1 million, or 2.3%.

•	Lawn & garden controls products decreased $14.3 million primarily due to slower seasonal volumes and POS from unfavorable weather compared to the prior year.
•

Repellent products decreased $6.2 million primarily due to slower seasonal volumes and POS from unfavorable weather compared to the prior year, and lost distribution; partially offset by inventory replenishment after hurricane activity in the U.S. earlier in the fiscal year.

•

Household insect controls products increased $9.4 million primarily due to increased volumes from hurricane activity in the U.S. earlier in the year, partially offset by slower seasonal volumes and POS from unfavorable weather compared to the prior year.

Operating income for the year ended September 30, 2018 decreased $26.4 million, or 23.1%, with a margin decrease of 500 bps primarily driven by lower sales volume, unfavorable product mix, incremental material input costs and distribution costs.  Adjusted EBITDA for the year ended September 30, 2018 decreased $25.5 million, or 19.2%, with a margin decrease of 470 bps primarily driven by lower sales volume, unfavorable product mix, incremental material input costs and distribution costs.

Net sales and organic net sales for the year ended September 30, 2017 decreased $15.7 million, or 3.1%.

•

Lawn & garden control products decreased $3.6 million due to weather conditions decreasing seasonal inventory sales, a reduction in distribution due to retail inventory reduction management programs, partially offset by the introduction of new products and increased market share with key retail partners.

•

Repellent products decreased $16.8 million due to weather conditions decreasing seasonal inventory sales, a reduction in distribution due to retail inventory management programs, coupled with higher demand driven by Zika concerns in the prior year.

•	Household insect control products increased $4.7 million driven by stronger POS and volume growth with key retailers.

Operating income for the year ended September 30, 2017 decreased $6.7 million with a decline in margin of 60 bps primarily driven by lower sales volumes, incremental investment in marketing costs for new product launches and channel expansion with an increase in depreciation expense from capital investments, partially offset by product mix improvement. Adjusted EBITDA in the year ended September 30, 2017 decreased $5.3 million with a decrease in margin of 20 bps compared to the year ended September 30, 2016 due to the lower sales volumes and incremental marketing costs; partially offset by product mix improvement.

Global Auto Care (GAC)

(in millions, except %)	2018	2017	Variance			2017	2016	Variance
Net sales	$465.5	$446.9	$18.6		4.2%	$446.9	$453.7	$(6.8)		(1.5%)
Operating income	(28.7)	100.8	(129.5)		(128.5%)	100.8	118.2	(17.4)		(14.7%)
Operating income margin	(6.2%)	22.6%	(2,880)	bps		22.6%	26.1%	(350)	bps
Adjusted EBITDA	$99.3	$148.4	$(49.1)		(33.1%)	$148.4	$153.4	$(5.0)		(3.3%)
Adjusted EBITDA margin	21.3%	33.2%	(1,190)	bps		33.2%	33.8%	(60)	bps

Net sales for the year ended September 30, 2018 increased $18.6 million, or 4.2%, with an organic net sales increase of $16. million, or 3.7%.

•	Auto appearance products increased $1.2 million due to promotional volumes with retail partners and new product introductions.
•	Refrigerant products increased $11.8 million due to sales volumes from seasonal shipments and favorable weather conditions during the summer season.
•	Auto performance and other increased $3.5 million due to promotional volumes with retail partners.

Operating income for the year ended September 30, 2018 decreased $129.5 million with a decrease in margin of 2,880 bps primarily due to the recognition of $92.5 million impairment of goodwill, operating inefficiencies driven by GAC restructuring initiatives, new product development and marketing costs, higher refrigerant and other material input costs, plus unfavorable product mix.  Adjusted EBITDA for the year ended September 30, 2018 decreased $49.1 million with a margin decrease of 1,190 bps primarily due to operating inefficiencies driven by GAC restructuring initiatives, new product development and marketing costs, higher refrigerant and other material input costs, plus unfavorable product mix.

Net sales for the year ended September 30, 2017 decreased $6.8 million, or 1.5%, with an organic net sales decrease of $6.5 million, or 1.4%.

•

Auto appearance products decreased $6.7 million due to cooler and wet weather conditions and slowed POS during the summer months, and mass and auto retailer inventory reduction programs; partially offset by new product introductions.

•

Refrigerant products marginally increased $0.4 million primarily due to pricing increases offset by cooler weather conditions and slower POS during the summer months, mass and auto retailer inventory reduction programs, and increased competition.

•	Auto performance products and other marginally decreased $0.2 million primarily due to mass and auto retail inventory reduction programs.

Operating income for the year ended September 30, 2017 decreased $17.4 million with a margin decrease of 350 bps due to the decrease in sales volumes, higher marketing costs for new product introductions, increased restructuring costs and increased depreciation from capital investment; partially offset by improved product mix and pricing adjustments. Adjusted EBITDA for the year ended September 30, 2017 decreased $5.0 million, with a margin decrease of 60 bps due to sales volumes and higher marketing costs for new product introductions; partially offset by improved product mix and pricing adjustments.

Liquidity and Capital Resources

The following is a summary of the Company’s net cash flows from continuing operations for the years ended September 30, 2018, 2017 and 2016:

	SBH			SB/RH
(in millions)	2018	2017	2016	2018	2017	2016
Operating activities	$73.9	$155.1	$274.1	$180.6	$323.0	$448.3
Investing activities	$1,484.4	$(349.2)	$161.6	$(62.4)	$(380.1)	$(63.0)
Financing activities	$(1,389.4)	$(282.5)	$(727.0)	$105.5	$(327.0)	$(475.7)

Cash flows from operating activities

Cash flows from SBH continuing operations decreased $81.2 million for the year ended September 30, 2018 due to:

•	Increase in cash used in continuing operations of $26.6 million, including cash contributed from working capital of $30.5 million;
•	Increase in cash paid for restructuring and integration related activities of $50.7 million, primarily for restructuring activities associated with the HHI and GAC initiatives previously discussed;
•	Increase in cash paid for income taxes of $16.3 million;
•

Decrease in cash paid for interest of $9.4 million, including a non-recurring tender premium of $4.6 million for the redemption of the 6.375% Notes in the prior year, due to a reduction in annualized interest costs from refinancing activities previously discussed;

•	Decrease in corporate expenditures of $3.0 million.

Cash flows from SBH continuing operations decreased $119.0 million for the year ended September 30, 2017 due to:

•

Incremental cash used in continuing operations of $176.7 million, including incremental cash used in working capital of $158.6 million from reduced seasonal volumes and operating inefficiencies driven by restructuring initiatives, and one-time settlement payment to Stanley Black & Decker of $23.2 million;

•	Increase in cash paid for income taxes of $1.6 million;
•

Increase in cash paid for acquisition, integration and restructuring related activities of $7.4 million, primarily for integration of newly acquired businesses and ongoing restructuring initiatives in HHI and GAC.

•

Decrease in cash paid for interest of $74.2 million, including a non-recurring tender premium of $4.6 million for the redemption of the 6.375% Notes, due to a reduction in annualized interest costs from refinancing activities previously discussed;

•	Increase in corporate expenditures of $7.4 million;

Cash flows from operating activities from continuing operations of SB/RH decreased $142.5 million and $125.3 during the years ended September 30, 2018 and 2017 respectively, primarily due to the items discussed above, excluding incremental cash flows attributable to HRG corporate operations and divestitures, and cash paid for interest on HRG designated debt.

Depreciation and amortization

Depreciation and amortization for the Company totaled $131.7 million, $132.2 million and $120.4 million for the years ended September 30, 2018, 2017, and 2016, respectively. The increase in depreciation and amortization for the years ended September 30, 2017 and 2016 is attributable to the increase in capital expenditures and the recognition of property, plant and equipment and definite lived intangible assets from the acquisitions of PetMatrix and GloFish during the year ended September 30, 2017.

Cash flows from investing activities

Cash flows from investing activities from SBH continuing operations increased $1,833.6 million for the year ended September 30, 2018 primarily due to the net proceeds received from the sale of the HRG Insurance Operations of $1,546.8 million in December 2017, cash used of $304.7 million in business acquisitions during the year ended September 30, 2017 for the purchase of PetMatrix and GloFish by Spectrum, and decrease in capital expenditures; partially offset by $30.9 million in asset based loan repayments by Salus in the prior year. Proceeds from the sale of the HRG Insurance Operations were partially used to pay down the HGI Energy Notes and HRG’s 7.875% Senior Secured Notes discussed below.

Cash flows used for investing activities from SBH continuing operations increased $510.8 million during the year ended September 30, 2017 primarily due to cash used for the acquisitions of PetMatrix and GloFIsh by Spectrum, increase in capital expenditures, reduction in net asset-based loan repayments at Salus of $140 million, plus incremental proceeds from the sale of property and investments at HRG of $54.7 million during the year ended September 30, 2016.

Cash flows used for investing activities from SB/RH continuing operations decreased $317.4 million for the year ended September 30, 2018 and increased $317.1 million for the year ended September 30, 2017, primarily due to the Spectrum business acquisitions previously discussed and capital expenditures.

Capital Expenditures

Capital expenditures for SBH totaled $64.7 million, $77.8 million and $61.0 million for the years ended September 30, 2018, 2017, and 2016, respectively. Increases in capital expenditures during the year ended September 30, 2017 are attributable to incremental investment in capacity expansion and cost reduction projects. We expect to make investments in capital projects similar to historical levels, as well as incremental investments slightly above historical levels related to acquisitions and in high return cost reduction projects. Capital expenditures from SB/RH are consistent to those of SBH.

Cash flows from financing activities

Cash flows used by financing activities for SBH continuing operations increased $1,106.9 million for the year ended September 30, 2018 due to reduced proceeds from debt, incremental debt repayment, and dividend payments to SBH shareholders after completion of the Spectrum Merger.  Cash flows used by financing activities for SBH continuing operations decreased $445.0 million for the year ended September 30, 2017 due to the reduction of debt net proceeds from debt financing activity, reduction of debt payments; partially offset by an increase in repurchases of Spectrum stock, share based tax withholdings, and payment of dividends to Spectrum non-controlling interest

Cash flows provided by financing activities for SB/RH continuing operations increased $432.5 million for the year ended September 30, 2018 due to incremental proceeds from the issuance of debt with its parent company of $520 million, lower payment on Spectrum debt; offset by increased dividend payments to parent company.  Cash flows used by financing activities for SB/RH continuing operations decreased $148.7 million for the year ended September 30, 2017 due to the reduction of debt net proceeds from Spectrum debt financing activity, reduction of payments on Spectrum debt; partially offset by an increase in dividends paid to parent company and the purchase of the non-controlling interest in Shaser for $12.6 million.

Debt

During the year ended September 30, 2018, the Company recognized reduced proceeds from the issuance of debt financing of $296.0 million primarily due to the issuance of USD Term Loan debt and HGI Funding 2017 Loan in the prior year. The Company made $1,066.0 million payments on debt during the year ended September 30, 2018, including the redemption of $92.0 million aggregate principal amount of the HGI Energy Notes in December 2017, redemption of $864.4 million of the HRG 7.875% Senior Secured Notes in January 2018, repayment of $50.0 million of the HGI Funding 2017 Loan in July 2018 and $60.0 million of regular amortizing payments.

During the year ended September 30, 2017, the Company recognized incremental proceeds from the issuance of debt of $315.6 million, including $250.0 million from the issuance of the USD Term Loan primarily to support funding acquisition activity, $50.0 million of the HGI Funding 2017 Loan that was subsequently repaid during the year ended September 30, 2018 and $15.6 million of other debt financing.  The Company made $251.9 million payments on debt, including $129.7 million for the redemption of the 6.375% Notes, $61.3 million for the redemption of the Euro Term Loan, $32.4 million of regular amortizing payments, and $28.5 million of debt repayments by Salus.

During the year ended September 30, 2016, the Company recognized incremental proceeds from the issuance of debt of $484.4 million, including $477.6 million from the issuance of the 4.00% Notes for refinancing the 6.375% Notes to extend maturities and reduce borrowing costs, and $6.8 million of other debt financing. The Company made $1,087.1 million of payments on debt, including partial redemption of $390.3 million of the 6.375% Notes, payments on Term Loans of $415.5 million, $271.3 million of debt repayments by Salus and $10.0 million of regular amortizing payments on debt.

In addition to the outstanding principal on our debt obligations, we have annual interest payment obligations of approximately $270.4 million in the aggregate (excluding the impact of changes to variable interest rates or foreign currency). This includes interest under our: (i) 4.00% Notes of approximately $19.8 million; (ii) 7.75% Notes of approximately $69.0 million; (ii) 6.625% Notes of approximately $37.8 million; (iii) 6.125% Notes of approximately $15.3 million; (iv) 5.75% Notes of $57.5 million; and (v) Term Loans of $56.1 million. Interest on the 4.00% Notes, the 7.75% Notes, the 6.625% Notes and the 6.75% Notes is payable semi-annually in arrears and interest under the Term Loan and the Revolver Facility is payable on various interest payment dates as provided in the Senior Credit Agreement. Effective January 15, 2017 and November 15, 2017, the 7.75% Notes and the 6.625% Notes became callable by the Company, respectively.

The Company maintains a revolving credit facility that matures in March 2022 (“Revolver Facility”) pursuant to which the Company may borrow funds at a variable interest rate. During the year ended September 30, 2018, the Company increased the capacity of its Revolver facility by $100.0 million to $800.0 million. As a result of borrowings and payments under the Revolver Facility, at September 30, 2018, the Company had borrowing availability of $777.3 million, net of outstanding letters of credit of $20.7 million and a $2.0 million amount allocated to a foreign subsidiary. Certain fees are required to be paid in connection with our outstanding debt obligations including a quarterly commitment fee of up to 0.50% on the unused portion of the Revolver Facility and certain additional fees with respect to the letter of credit sub-facility under the Revolver Facility.

At September 30, 2018, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 7.75% Notes, 6.625% Notes, the 6.125% Notes, the 5.75% Notes, and the 4.00% Notes.

The Company’s access to capital markets and financing costs may depend on the credit ratings of the Company when it is accessing the capital markets. Effective July 24, 2018, the Company’s S&P corporate credit rating was upgraded to ‘B+’ from ‘B’. S&P’s issue-level rating of the 7.75% Notes was lowered to ‘B-’ from ‘B’ to reflect the completion of the Spectrum Merger.  Previously, S&P downgraded the ratings on Spectrum’s corporate credit and senior unsecured debt from ‘BB-’ to ‘B+’ and senior secured debt ratings from ‘BB+’ to ‘BB’; with a continued stable outlook.  None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. The Company anticipates that it may use funds received for its divestitures to support the paydown and restructuring of debt.

Refer to Note 11 - Debt of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

Equity

During the year ended September 30, 2018, due to the completion of the Spectrum Merger on July 13, 2018, SBH executed a reverse stock split of .1613 to 1 for each holder of HRG stock as of July 13, 2018, consisting of 203.2 million shares, and issued an incremental 20.6 million of post-conversion shares to the minority interest holders of Spectrum in a 1-for-1 exchange of Spectrum common stock for the remaining non-controlling ownership of Spectrum.  As a result, SBH has a combined shareholder group consisting of 53.4 million shares as of September 30, 2018.  During the years ended September 30, 2017 and 2016, SBH did not issue shares of common stock outside the Company’s share-based compensation plans.

Prior to the close of the Spectrum Merger, Spectrum made cash dividend payments of $71.7 million, $96.2 million, and $87.2 million during the years ended September 30, 2018, 2017 and 2016 respectively; of which $43.3 million, $56.3 million and $49.9 million was paid to HRG, respectively; and $28.4 million, $39.9 million and $37.3 million was paid to noncontrolling interest holders of Spectrum, respectively. Subsequent to the completion of the Spectrum Merger, Spectrum is wholly owned by the Company and made a cash dividend payment of $22.4 million.  The Company anticipates that it will continue to make dividend payments consistent to Spectrum prior to the Spectrum Merger, subject to approval by our Board and any restrictions contained in the documents governing our indebtedness.

Prior to the Spectrum Merger, Spectrum repurchased outstanding shares of its common stock in the open market or otherwise. During the years ended September 30, 2018, 2017 and 2016, Spectrum repurchased $288.0 million or 3.0 million shares, $265.0 million or 2.1 million shares, and $52.0 million or 0.5 million shares of its common stock, respectively. Subsequent to the completion of the Spectrum Merger, SBH authorized a new three-year $1 billion common stock repurchase program. The Company has not made any common stock repurchases since the authorization, but anticipates making common stock repurchases in the future. The repurchase of additional shares in the future will depend upon many factors, including SBH’s financial condition, liquidity and legal requirements, and may use funds received from its divestitures to support the common stock repurchase program, along with the paydown and restructuring of its debt.

The Company issues share based awards to our employees and our directors as a component of their compensation.  All vesting is subject to the recipient’s continued employment, except as otherwise permitted by our Compensation Committee or Board of Directors or in certain cases if the employee is terminated without cause or as otherwise provided in an applicable employment agreement. See Note 17 - Share Based Compensation of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information.  During the years ended September 30, 2018, 2017, and 2016, the Company paid $24.3 million, $40.8 million, and $28.7 million in tax withholding payments on share based compensation plans, net of proceeds received upon vesting.

During the year ended September 30, 2017, Spectrum purchased the remaining 44% non-controlling interest of Shaser, Inc. with a cash payment of $12.6 million. During the year ended September 30, 2016, Spectrum paid $3.2 million of contingent consideration associated with its acquisition of Salix. Refer to the Note 4 - Acquisitions to the Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

Liquidity Outlook

The Company’s ability to make principal and interest payments on its senior notes and borrowings under its U.S. and foreign credit facilities and its ability to fund planned capital expenditures will depend on its ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on its current level of operations, the Company believes that its existing cash balances and expected cash flows from operations will be sufficient to meet its operating requirements for at least the next 12 months. However, the Company may request borrowings under its credit facilities and seek alternative forms of financing or additional investments to achieve its longer-term strategic plans. At September 30, 2018, there are no significant foreign cash balances available for repatriation.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations & Other Commercial Commitments

The following table summarizes our contractual obligations as of September 30, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Contractual Payments Due by Period
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Debt, excluding capital lease obligations(1)	$4,554.1	$13.4	$105.2	$2,115.9	$2,319.6
Interest payments excluding capital lease obligations(2)	1,258.9	256.0	509.5	288.9	204.5
Capital lease obligations(3)	195.8	7.8	19.0	15.7	153.3
Operating lease obligations(4)	63.8	18.3	23.5	10.9	11.1
Employee benefit obligations(5)	30.9	2.1	4.9	5.4	18.5
Letters of credit(6)	20.7	20.7	—	—	—
Total Contractual Obligations	$6,124.2	$318.3	$662.1	$2,436.8	$2,707.0

(1)	See Note 11 - Debt of the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report.
(2)

Interest payments on debt subject to variable interest rates are based upon annualized interest rates as of September 30, 2018.  See Note 11- Debt of the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report.

(3)

Capital lease payments due by fiscal year include executory costs and imputed interest not reflected in the Consolidated Statements of Financial Position. See Note 11 - Debt of the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report.

(4)

Operating lease payments due by fiscal year are not reflected in the Consolidated Statements of Financial Position. See Note 12 – Leases of the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report.

(5)

Employee benefit obligations represent the sum of our estimated future minimum required funding for our qualified defined benefit plans based on actuarially determined estimates and projected future benefit payments from our unfunded postretirement plans. See Note 14 - Employee Benefit Plans of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(6)	Standby letters of credit that back the performance of our entities under various credit facilities, insurance policies and lease arrangements.

At September 30, 2018, our Consolidated Statements of Financial Position includes reserves for both uncertain tax positions and deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits due to the Tax Reform Act enacted on December 22, 2017. However, it is not possible to predict or estimate the amount and timing of payments and have been excluded from the obligations above. The Company cannot reasonably predict the ultimate outcome of income tax audits currently in progress for certain of our companies; however, it is reasonably possible that during the next 12 months, some portion of our unrecognized tax benefits could be recognized. The mandatory repatriation tax is payable over 8 years, with the first payment due January 2019 and the company has recognized $5.9 million of the repatriation liability as Other Current Liabilities and $67.2 million as Other Long-Term Liabilities on the Consolidated Statement of Financial Position as of September 30, 2018.  See Note 15 - Income Taxes of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with GAAP and fairly present our financial position and results of operations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its accounting estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and evaluates its estimates on an ongoing basis. The following policies are considered by management to be the most critical to understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our results of operations, financial position and cash flows. The application of these accounting policies requires judgment and use of assumptions as to future events and outcomes that are uncertain and, as a result, actual results could differ from these estimates. Refer to Note 2 - Significant Accounting Policies and Practices of Notes to the Consolidated Financial Statements for all relevant accounting policies.

Goodwill, Intangible Assets and Other Long-Lived Assets

The Company’s goodwill, intangible assets and tangible fixed assets are stated at historical cost, net of depreciation and amortization, less any provision for impairment. Intangible and tangible assets with determinable lives are amortized or depreciated on a straight line basis over estimated useful lives. Refer to Note 2 - Significant Accounting Policies and Practices of Notes to the Consolidated Financial Statements for more information about useful lives.

On an annual basis, or more frequently if triggering events occur, the Company compares the estimated fair value of its reporting units to the carrying value to determine if potential goodwill impairment exists. Our reporting units are consistent with our operating segments. See Note 19 - Segment Information of Notes to the Consolidated Financial Statements for further discussion of operating and reporting segments. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the reporting unit goodwill and its carrying value. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value of the reporting unit, we used a discounted cash flows methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. The fair value of HHI, PET, and H&G reporting units exceeded their carrying value by 89%, 22%, and 222%, respectively, and did not recognize an impairment or deem the respective reporting units as ‘at risk’ of impairment. The Company recognized an impairment loss on goodwill of the GAC reporting unit of $92.5 million during the year ended September 30, 2018. The GAC goodwill impairment loss is a result of the annual impairment analysis identifying a reduction in the fair value that less than the carrying value; primarily attributable to reduced operating results from operational changes driven by restructuring of the domestic manufacturing and distribution, increases in commodity costs, and increased market and pricing competition realized during the year.  With the recognition of the impairment, goodwill was adjusted to its determined fair value, leaving no excess fair value as of the measurement date and risk of further impairment.

In addition to goodwill, the Company has indefinite-lived intangible assets that consist of acquired tradenames. On an annual basis, or more frequently if triggering events occur, the Company compares the estimated fair value of the identified trade names to the carrying value to determine if potential impairment exists. If the fair value is less than its carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. During the year ended September 30, 2018, the Company recognized $20.3 million impairment on indefinite life intangible assets due to the reduction in value of certain tradenames associated with the PET segment driven by lost sales volumes attributable to the safety recall and increased market competition. With the recognition of the impairment, the respective intangible assets were adjusted to their determined fair value, leaving no excess fair value as of the measurement date and risk of further impairment.

The Company also reviews other definite-lived intangible assets and tangible fixed assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset did not exceed the carrying value of the asset. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during the year that necessitated an impairment test of definite-lived assets other than the recognition of an impairment on goodwill at GAC. No impairment loss was recognized on definite-lived assets.

A considerable amount of judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and assets subject to impairment testing. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair value and therefore, additional impairment charges could be required. The Company is subject to financial statement risk in the event that business or economic conditions unexpectedly decline and impairment is realized.

Income Taxes

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

The Company assesses its income tax positions and records tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available for reporting. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained upon conclusion of an examination, the Company has recorded a reserve based upon the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority assuming that it has full knowledge of all relevant information. For those income tax positions where it is more-likely-than-not that a tax benefit will not be sustained, the Company did not recognize a tax benefit. As of September 30, 2018, the total amount of unrecognized tax benefits, including interest and penalties, that if not recognized, would affect the effective tax rate in future periods was $19.9 million. Our effective tax rate includes the impact of income tax reserves and changes to those reserves when considered appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution.

The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating losses, tax credit, and other carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company does not adjust its measurement for proposed future tax rate changes that have not yet been enacted into law. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical losses, projected future taxable income, expected timing of the reversals of existing temporary differences, and ongoing prudent and feasible tax planning strategies. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period we make that determination.

As of September 30, 2018, we have U.S. federal net operating loss carryforwards (“NOLs”) of $2,452.7 million, with a federal tax benefit of $515.1 million, future tax benefits related to state NOLs of $108.3 million and capital loss carryforwards of $442.2 million with a federal and state tax benefit of $104.1 million. Our total valuation allowance for the tax benefit of deferred tax assets that may not be realized is $283.0 million at September 30, 2018. Of this amount, $247.3 million relates to U.S. net deferred tax assets and $35.7 million relates to foreign net deferred tax assets. We estimate that $156.5 million of valuation allowance related to domestic deferred tax assets cannot be released regardless of the amount of domestic operating income generated due to both prior period ownership changes that limit the amount of NOLs we can use and legal limitations on the use of capital losses and foreign tax credits.

As of September 30, 2018, we have provided no significant residual US taxes on earnings not yet taxed in the U.S. As of September 30, 2018, we project $6.1 million of additional tax from non-U.S. withholding and other taxes expected to be incurred on repatriation of foreign earnings.

See Note 15 - Income Taxes of Notes to the Consolidated Financial Statements elsewhere included in this Annual Report.

New Accounting Pronouncements

See Note 2 – Significant Accounting Policies and Practices of Notes to the Consolidated Financial Statements elsewhere included in this Annual Report for information about recent accounting pronouncements not yet adopted.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. When appropriate, we use derivative financial instruments to mitigate the risk from such exposures. A discussion of our accounting policies for derivative financial instruments is included in Note 13 - Derivatives of Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Interest Rate Risk

A portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. We also have bank lines of credit at variable interest rates. The general levels of U.S., Canadian and European Union interest rates, LIBOR and CDOR affect interest expense. We periodically use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counterparties are included in accrued liabilities or accounts receivable.

At September 30, 2018 we had $1,276.7 million, or 27% of our total debt, subject to variable interest rates, the majority related to our Term Loans of $1,264.5 million. After inclusion of $300.0 million of interest rate swaps expiring in May 2020 fixing a portion of the variable rate debt, $976.7 million, or 20% of our debt, is subject to variable rates. Assuming an increase to market rates of 1% as of September 30, 2018, we would incur an increase to interest expense of $9.9 million.

At September 30, 2018, the potential change in fair value of our outstanding interest rate derivative instruments assuming a 1% decline in interest rates would be a loss of $5.2 million. The net impact on reported earnings, after also including the effect of the change on one year’s underlying interest rate exposure on our variable rate Term Loan, would be a net gain of $7.3 million.

Foreign Exchange Risk

We are subject to risk from sales and loans to and from our subsidiaries as well as sales to, purchases from and bank lines of credit with third-party customers, suppliers and creditors denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Mexican Pesos, Canadian Dollars, Australian Dollars and Brazilian Reals. We manage our foreign exchange exposure from such sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter-parties are included in accounts payable or accounts receivable.

At September 30, 2018, we had $587.4 million equivalent of debt denominated in foreign currencies. Other than our Canadian dollar-denominated term loan and Euro-denominated 4.00% Notes in the equivalent of $32.8 million and $494.7 million, respectively, which are recorded in a U.S. Dollar functional entity, the remaining debt is recorded in countries with the same functional currency as the debt. The foreign currency exposure from the Canadian dollar-denominated term loans are substantially offset by Canadian dollar-denominated intercompany loan receivables recorded in a U.S. Dollar functional entity and the 4.00% Notes are held as a net investment hedge of the translation of the Company’s net investments in Euro-denominated subsidiaries.

At September 30, 2018, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $10.8 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $14.2 million.

Commodity Price Risk

We are exposed to fluctuations in market prices for purchases of zinc and brass used in our manufacturing processes. We use commodity swaps and calls to manage such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to our anticipated purchases of the commodity. The cost of calls is amortized over the life of the contracts and recorded in cost of goods sold, along with the effects of the swap and call contracts. The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable.

At September 30, 2018, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% decline in the underlying commodity prices, would be a loss of $0.5 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $0.3 million.

ITEM 8FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required for this Item is included in this Annual Report on Form 10-K within Item 15, Exhibits, Financial Statements and Schedules, and is incorporated herein by reference. This report is a combined report of SBH and SB/RH. The notes to the consolidated financial statements include consolidated SBH Notes and certain distinct information specific to SB/RH when required.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Spectrum Brands Holdings, Inc.

Evaluation of Disclosure Controls and Procedures.  An evaluation was performed under the supervision and participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that due to the material weakness as of September 30, 2018 in our control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2018.

However, giving full consideration to the material weaknesses, management has concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for periods disclosed in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management, under the oversight of the principal executive and principal financial officers, and Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO 2013 Framework).  Based on this assessment , management concluded that the Company did not conduct an effective risk assessment process to identify and assess necessary changes in generally accepted accounting principles (GAAP), financial reporting processes and internal controls related to significant unusual transactions associated with the recognition of discontinued operations, assets held for sale from the GBA divestitures, and the tax effects attributable to the Spectrum merger. This resulted in an ineffective process level control as of September 30, 2018 over the accuracy of the carrying amount of the disposal group and the results of discontinued operations during the disposal period.

These control deficiencies resulted in immaterial misstatements from the recognition of depreciation and amortization on current assets of business held for sale and income from discontinued operations - GBA, net of tax, presented in the interim consolidated financial statements for the periods ended March 31, 2018 and June 30, 2018.  These misstatements were corrected in the annual consolidated financial statements as of and for the year ended September 30, 2018 as discussed in Note 22 – Quarterly Results.  However, the control deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the control deficiency represents a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2018.

Our independent registered public accounting firm, KPMG, LLP, who audited the consolidated financial statements included in this annual report, has expressed an adverse report on the operating effectiveness of the Company's internal control over financial reporting as of September 30, 2018.  KPMG LLP's report appears on page 58 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting.  In addition, during the quarter ended September 30, 2018, the Company identified a material weakness in the operation of its process level controls over the recognition and measurement of deferred tax assets and the related valuation allowance in the period ended June 30, 2018 attributable to the conduct of an ineffective risk assessment process related to income taxes responsive to changes in personnel due to the Spectrum merger.  The material weakness resulted in immaterial misstatements in deferred tax assets and income tax expense in both continuing and discontinued operations as of and for the period ended June 30, 2018 which were corrected in the annual consolidated financial statements as of and for the year ended September 30, 2018 as discussed in Note 22 – Quarterly Results.  Personnel responsible for tax controls in the combined Company identified and corrected the immaterial misstatements and remediated the ineffective operation of these control deficiencies during the fourth quarter upon completion of the Spectrum merger.

Other than changes in personnel now responsible for internal controls as a result of the merger between HRG and Spectrum that occurred during the fourth quarter of 2018 and material weakness occurring in earlier periods and identified during the quarter ended September 30, 2018, as described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Remediation Plan.  To remediate the material weakness described above, we have initiated implementation of revised controls that will:

•

Design and implement effective risk assessment process to identify and assess any necessary changes in GAAP, financial reporting processes and related controls over significant unusual transactions and that are responsive to changes in business operations and the environment, personnel, IT systems, etc.

•	Expand our assessment of the impact of such changes to address the initial and subsequent accounting and financial reporting and related controls through the completion of the transaction.

The material weakness will be considered remediated when management concludes that, through testing, the applicable remedial controls are designed and implemented effectively.  We expect remediation of this material weakness will be completed during fiscal year 2019.

SB/RH Holdings, LLC

Evaluation of Disclosure Controls and Procedures.  An evaluation was performed under the supervision and participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that due to the material weakness as of September 30, 2018 in our control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2018.

However, giving full consideration to the material weaknesses, management has concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for periods disclosed in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management, under the oversight of the principal executive and principal financial officers, and Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO 2013 Framework).  Based on this assessment, management concluded that the Company did not conduct an effective risk assessment process to identify and assess necessary changes in generally accepted accounting principles (GAAP), financial reporting processes and internal controls related to significant unusual transactions associated with the recognition of discontinued operations and, assets held for sale from the GBA divestitures, and the tax effects attributable to the Spectrum merger. This resulted in an ineffective process level control as of September 30, 2018 over the accuracy of the carrying amount of the disposal group and the results of discontinued operations during the disposal period.

These control deficiencies resulted in immaterial misstatements from the recognition of depreciation and amortization on to current assets of business held for sale and income from discontinued operations - GBA, net of tax, presented in the interim consolidated financial statements for the periods ended March 31, 2018 and June 30, 2018.  These misstatements were corrected in the annual consolidated financial statements as of and for the year ended September 30, 2018 as discussed in Note 22 – Quarterly Results.  However, the control deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the control deficiency represents a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2018.

Management’s Remediation Plan.  To remediate the material weakness described above, we have initiated implementation of revised controls that will:

•

Design and implement effective risk assessment process to identify and assess any necessary changes in GAAP, financial reporting processes and related controls over significant unusual transactions and that are responsive to changes in business operations and the environment, personnel, IT systems, etc.

•	Expand our assessment of the impact of such changes to address the initial and subsequent accounting and financial reporting and related controls through the completion of the transaction.

The material weakness will be considered remediated when management concludes that, through testing, the applicable remedial controls are designed and implemented effectively.  We expect remediation of this material weakness will be completed during fiscal year 2019.

Changes in Internal Control Over Financial Reporting. There was no change in SB/RH’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, SB/RH’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K concerning the directors and executive officers of SBH is incorporated herein by reference to the disclosures under the captions “Board of Directors” and “Executive Officers Who Are Not Directors” which will be included in in a subsequent amendment to the Form 10-K, which will be filed not later than 120 days after the end of the SBH’s fiscal year ended September 30, 2018.

Audit Committee and Audit Committee Financial Expert

The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “Committees Established by Our Board of Directors” in a subsequent amendment to the Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in a subsequent amendment to the Form 10-K.

Code of Ethics

We have adopted the Code of Ethics for the Principal Executive Officer and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer and other senior finance organization employees. The Code of Ethics for the Principal Executive Officer and Senior Financial Officers is publicly available on our website at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” We intend to disclose amendments to, and, if applicable, waivers of, this code of ethics on that section of our website.

We have also adopted the Spectrum Brands Code of Business Conduct and Ethics, a code of ethics that applies to all of our directors, officers and employees. The Spectrum Brands Code of Business Conduct and Ethics is publicly available on our website at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Any amendments to this code of ethics or any waiver of this code of ethics for executive officers or directors may be made only by our Board of Directors as a whole or our Audit Committee and will be promptly disclosed to our shareholders via that section of our website.

ITEM 11.EXECUTIVE COMPENSATION

Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosures which will be included under the caption “Executive Compensation” in a subsequent amendment to the Form 10-K.

Compensation Committee Interlocks and Insider Participation

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “Compensation Committee Interlocks and Insider Participation” in a subsequent amendment to the Form 10-K.

Report of the Compensation Committee of the Board of Directors

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “Report of the Compensation Committee of the Board of Directors” in a subsequent amendment to the Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Shares of Spectrum Brands Holdings, Inc.

The following table sets forth information regarding beneficial ownership of our Common Stock as of November 19, 2018, by:

•	each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock (each, a “5% Stockholder”);
•	our executive officers for the year ended September 30, 2018;
•	each of our directors serving as of September 30, 2018; and
•	all directors and executive officers serving as of September 30, 2018, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC.  Determinations as to the identity of 5% Stockholders is based upon filings with the SEC and other publicly available information.  Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.  The percentage of beneficial ownership set forth below is based upon 53,425,302 shares of Common Stock issued and outstanding as of the close of business on November 19, 2018.  In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that are subject to RSUs held by that person that are currently expected to vest within 60 days of September 30, 2018, are deemed outstanding.  These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.  Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Spectrum Brands Holdings, Inc., 3001 Deming Way, Middleton, WI 53562.

Name and Address of Beneficial Owner	Number of Shares of Benefically Owned	Percent of Outstanding Shares
5% Stockholders as of November 19, 2018
Jefferies Financial Group, Inc.(1)	7,527,632	14.1%
CF Turul LLC(2)	5,320,563	10.0%
FMR LLC(3)	6,343,923	11.9%
Our Directors and Named Executive Officers, each as of November 19, 2018
Kenneth C. Ambrecht	31,212	0.1%
Nathan E. Fagre (4)	50,390	0.1%
David S. Harris	4,314	0.0%
Sherrianne James	—	0.0%
Randy Lewis (5)	13,128	0.0%
Douglas L. Martin(6)	53,868	0.1%
Norman S. Matthews	28,220	0.1%
David M. Maura (7)	661,992	1.2%
Stacey L. Neu (8)	12,666	0.0%
George C. Nicholson (9)	—	0.0%
Terry L. Polistina	30,371	0.1%
Andreas Rouve(10)	140,261	0.3%
Hugh R. Rovit	32,078	0.1%
Joseph S. Steinberg	17,447	0.0%
Ehsan Zargar (11)	34,333	0.1%
All current directors and executive officers as a group	1,110,280	2.1%
(1)	Based solely on Schedule 13D, filed with the SEC on July 13, 2018. The address of Jefferies is 520 Madison, New York, New York, 10022.
(2)

Based solely on a Schedule 13D, filed with the SEC on July 13, 2018. The address of CF Turul LLC is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York, 10105

(3)	Based solely on Schedule 13G, filed with the SEC on August 14, 2018. The address of FMR LLC is 245 Summer Street, Boston Massachusetts 02210.
(4)	Mr. Fagre’s position as Senior Vice President, General Counsel and Secretary ceased on September 30, 2018. Includes 4,056 performance rights that have vested.
(5)	Mr. Lewis was appointed Executive Vice President, Chief Operating Officer on October 22, 2018. Includes 2,318 performance rights that have vested.
(6)	Includes 4,679 performance rights that have vested.
(7)	Includes 213,652 shares of common stock underlying options and 9,360 performance rights that have vested.
(8)	Ms. Neu’s position as Senior Vice President, Human Resources ceased on September 30, 2018.
(9)	Mr. Nicholson’s position as Senior Vice President, Chief Accounting Officer and Chief Financial Officer ceased on July 13, 2018.
(10)	Mr. Rouvé’s position as President and Chief Executive Officer ceased on April 26, 2018.
(11)	Includes 8,967 shares of common stock underlying options that have vested.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of September 30, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	783,838	$97.73	$2,962,293
Equity compensation plans not approved by security holders	—	—	—
Total	783,838	$97.73	$2,962,293

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosures which will be included under the caption “Certain Relationships and Related Transactions and Director Independence” in a subsequent amendment to the Form 10-K.

Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosures which will be included under the caption “Certain Relationships and Related Transactions and Director Independence” and “Board Actions: Board Member Independence; Committees of the Board of Directors” in a subsequent amendment to the Form 10-K.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees KPMG LLP, our independent registered public accounting firm, billed to the Company, including SBH, SB/RH, Spectrum, FS Holdco II Ltd. (excluding FGL), HGI Energy and HGI Funding.

(in millions)	2018	2017
Audit Fees	$7.9	$8.1
Audit-Related Fees	6.1	—
Tax Fees	0.1	0.3
All Other Fees	0.1	0.1
Total	$14.2	$8.5

In the above table, in accordance with the SEC’s definition and rules, “Audit Fees” are fees paid to KPMG LLP for professional services for the of audit SBH and SB/RH, and our consolidated financial statements included in our Form 10-K and the review of our financial statements included in Form 10-Q, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, such as issuance of comfort letters and statutory audits required for certain of our foreign subsidiaries.  “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including the due diligence activities relating to mergers and acquisitions, including the audit of standalone carve-out financial statements used as part of our GBA divestitures.. “Tax Fees” are fees for tax compliance, tax advice, and tax planning. Such fees were attributable to services for tax compliance assistance and tax advice. “All Other Fees” are fees, if any, for any services not included in the first three categories.

Pre-Approval of Independent Auditors Services and Fees

The Audit Committee pre-approved the audit services engagement performed by KPMG LLP for the year ended September 30, 2018. In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee has pre-approved other specified audit, or audit related services, provided that the fees incurred by KPMG LLP in connection with any individual engagement do not exceed $200,000 in any 12-month period. The Audit Committee must approve for an engagement by engagement basis any individual non-audit or tax engagement in any 12-month period. The Audit Committee has delegated to its Chairman the authority to pre-approve any other specific audit or specific non-audit service which was not previously pre-approved by the Audit Committee, provided that any decision of the Chairman to pre-approve other audit or non-audit services shall be presented to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	The following documents are filed as part of or are included in this Annual Report on Form 10-K:
1.

The financial statements of Spectrum Brands Holdings, Inc. (formerly HRG Group, Inc.) and SB/RH Holdings, LLC listed in the Index to Consolidated Financial Statements, filed as part of this Annual Report on Form 10-K.

2.

The financial statement schedule of Spectrum Brands Holdings, Inc. (formerly HRG Group, Inc.) and SB/RH Holdings, LLC listed in the Index to Consolidated Financial Statements, filed as part of this Annual Report on Form 10-K.

3.	The exhibits listed in the Exhibit Index filed as part of this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

This report is a combined report of Spectrum Brands Holdings, Inc. (“SBH”) and SB/RH Holdings, LLC (“SB/RH”). The notes to the consolidated financial statements include consolidated SBH footnotes and certain footnotes related to SB/RH.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders

Spectrum Brands Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. (formerly HRG Group, Inc.) and subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated statements of income (loss), comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended September 30, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three year period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 23, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Milwaukee, Wisconsin

November 23, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Brands Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Spectrum Brands Holdings, Inc. (formerly HRG Group, Inc.) and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of September 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated November 23, 2018 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s ineffective risk assessment process to identify and assess necessary changes in generally accepted accounting principles, financial reporting processes and internal controls related to significant unusual transactions and an ineffective process level control over the accuracy of the carrying amount of the disposal group and the results of discontinued operations during the disposal period has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Milwaukee, Wisconsin

November 23, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

SB/RH Holdings, LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of SB/RH Holdings, LLC and subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the years in the three year period ended September 30, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three year period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Milwaukee, Wisconsin

November 23, 2018

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

Consolidated Statements of Financial Position

September 30, 2018 and 2017

(in millions, except per share figures)

(in millions)	2018	2017
Assets
Cash and cash equivalents	$552.5	$270.1
Trade receivables, net	254.2	266.0
Other receivables	35.7	19.7
Inventories	503.4	496.3
Prepaid expenses and other current assets	54.7	54.8
Current assets of business held for sale	1,958.2	28,929.2
Total current assets	3,358.7	30,036.1
Property, plant and equipment, net	494.9	503.9
Deferred charges and other	184.0	43.7
Goodwill	2,178.5	2,277.1
Intangible assets, net	1,531.6	1,612.0
Noncurrent assets of business held for sale	—	1,376.9
Total assets	$7,747.7	$35,849.7
Liabilities and Shareholders' Equity
Current portion of long-term debt	$21.2	$161.4
Accounts payable	436.1	373.1
Accrued wages and salaries	45.7	55.4
Accrued interest	65.0	78.0
Other current liabilities	125.3	125.8
Current liabilities of business held for sale	656.9	26,851.3
Total current liabilities	1,350.2	27,645.0
Long-term debt, net of current portion	4,651.3	5,543.7
Deferred income taxes	35.0	493.2
Other long-term liabilities	121.6	64.8
Noncurrent liabilities of business held for sale	—	156.1
Total liabilities	6,158.1	33,902.8
Commitments and contingencies (Note 18)
Shareholders' equity
Common Stock, $0.01 par value: Authorized - 200.0 and 500.0 shares; 53.4 and 200.6 shares issued and outstanding, respectively	0.5	2.0
Additional paid-in capital	1,996.7	1,372.9
Accumulated deficit	(180.1)	(925.9)
Accumulated other comprehensive (loss) income, net of tax	(235.8)	309.0
Total shareholders' equity	1,581.3	758.0
Noncontrolling interest	8.3	1,188.9
Total equity	1,589.6	1,946.9
Total liabilities and equity	$7,747.7	$35,849.7

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

Consolidated Statements of Income

Years ended September 30, 2018, 2017 and 2016

(in millions, except per share figures)

(in millions, except per share)	2018	2017	2016
Net sales	$3,145.9	$3,009.5	$3,029.4
Investment income	—	1.1	8.9
Revenue	3,145.9	3,010.6	3,038.3
Cost of goods sold	1,979.5	1,815.4	1,791.5
Restructuring and related charges	12.8	18.1	0.2
Gross profit	1,153.6	1,177.1	1,246.6
Selling	492.3	473.8	477.4
General and administrative	323.9	318.9	346.0
Research and development	28.3	27.2	27.0
Acquisition and integration related charges	14.3	15.6	34.1
Restructuring and related charges	80.0	42.3	13.8
Write-off from impairment of goodwill	92.5	—	10.7
Write-off from impairment of intangible assets	20.3	16.3	2.7
Total operating expenses	1,051.6	894.1	911.7
Operating income	102.0	283.0	334.9
Interest expense	264.6	309.9	334.5
Other non-operating (income) expense, net	(6.3)	4.2	(8.8)
(Loss) income from continuing operations before income taxes	(156.3)	(31.1)	9.2
Income tax (benefit) expense	(460.7)	38.1	(58.4)
Net income (loss) from continuing operations	304.4	(69.2)	67.6
Income from discontinued operations - GBA, net of tax	98.6	172.1	76.6
Income (loss) from discontinued operations - HRG Insurance Operations, net of tax	469.0	170.3	(218.9)
Income from discontinued operations - HRG Compass, net of tax	—	—	40.8
Net income (loss)	872.0	273.2	(33.9)
Net income attributable to non-controlling interest	103.7	167.2	164.9
Net income (loss) attributable to controlling interest	$768.3	$106.0	$(198.8)
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$230.1	$(121.1)	$(45.8)
Net income (loss) from discontinued operations attributable to controlling interest	538.2	227.1	(153.0)
Net income attributable to controlling interest	$768.3	$106.0	$(198.8)
Earnings Per Share
Basic earnings per share from continuing operations	$6.23	$(3.75)	$(1.43)
Basic earnings per share from discontinued operations	14.56	7.04	(4.78)
Basic earnings per share	$20.79	$3.29	$(6.21)
Diluted earnings per share from continuing operations	$6.21	$(3.75)	$(1.43)
Diluted earnings per share from discontinued operations	14.53	7.04	(4.78)
Diluted earnings per share	$20.74	$3.29	$(6.21)
Weighted Average Shares Outstanding
Basic	36.9	32.2	32.0
Diluted	37.0	32.2	32.0

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

Consolidated Statements of Comprehensive Income

Years ended September 30, 2018, 2017 and 2016

(in millions)

(in millions)	2018	2017	2016
Net income	$872.0	$273.2	$(33.9)
Other comprehensive income (loss)
Foreign currency translation (loss) gain	(52.0)	32.0	(6.2)
Deferred tax effect	7.9	(3.1)	(2.3)
Deferred tax valuation allowance	(0.2)	0.2	—
Net unrealized gain on foreign currency translation	(44.3)	29.1	(8.5)
Unrealized gain (loss) on derivative instruments
Unrealized gain (loss) on hedging activity before reclassification	16.4	(31.6)	11.1
Net reclassification for loss to income from continuing operations	0.2	0.5	2.3
Net reclassification for loss (gain) to income from discontinued operations	6.7	(11.3)	(3.4)
Unrealized gain (loss) on hedging instruments after reclassification	23.3	(42.4)	10.0
Deferred tax effect	(7.1)	13.3	(2.8)
Deferred tax valuation allowance	—	—	(0.1)
Net unrealized gain (loss) on hedging derivative instruments	16.2	(29.1)	7.1
Defined benefit pension gain (loss)
Defined benefit pension (loss) gain before reclassification	(3.0)	23.5	(41.7)
Net reclassification for loss to income from continuing operations	3.2	2.3	0.5
Net reclassification for loss to income from discontinued operations	2.1	3.2	1.9
Defined benefit pension gain (loss) after reclassification	2.3	29.0	(39.3)
Deferred tax effect	1.5	(8.5)	10.9
Deferred tax valuation allowance	—	—	(0.1)
Net defined benefit pension gain (loss)	3.8	20.5	(28.5)
Unrealized investment gain
Unrealized investment gain before reclassification	26.0	176.5	784.5
Net reclassification for (gain) loss to income from discontinued operations	(6.3)	17.9	8.8
Unrealized gain on investments after reclassification	19.7	194.4	793.3
Adjustments to intangible assets	(0.9)	(40.3)	(258.3)
Deferred tax effect	(6.7)	(54.5)	(185.7)
Net unrealized gain on investments	12.1	99.6	349.3
Change in non-credit related other-than-temporary impairment	—	—	(1.4)
Deconsolidation of HRG insurance operations	(445.9)	—	—
Net change to derive comprehensive (loss) income for the period	(458.1)	120.1	318.0
Comprehensive income	413.9	393.3	284.1
Comprehensive (loss) income attributable to non-controlling interest	(2.8)	195.2	220.9
Comprehensive income attributable to controlling interest	$416.7	$198.1	$63.2

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

Consolidated Statements of Shareholders’ Equity

Years ended September 30, 2018, 2017 and 2016

(in millions)

					Accumulated
			Additional	Accumulated	Other	Total	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Capital	(Deficit)	Loss	Equity	Interest	Equity
Balances at September 30, 2015	201.4	$2.0	$1,458.5	$(833.1)	$(40.7)	$586.7	$1,001.4	$1,588.1
Net loss from continuing operations	—	—	—	(45.8)	—	(45.8)	113.4	67.6
Loss from discontinued operations, net of tax	—	—	—	(153.0)	—	(153.0)	51.5	(101.5)
Other comprehensive income, net of tax	—	—	—	—	262.0	262.0	56.0	318.0
Purchase of subsidiary stock	—	—	(34.6)	—	(0.4)	(35.0)	(19.5)	(54.5)
Exercise of stock options	0.6	—	4.4	—	—	4.4	—	4.4
Share based compensation	—	—	42.9	—	—	42.9	21.4	64.3
Restricted stock surrendered for tax withholding	(1.2)	—	(24.1)	—	—	(24.1)	(4.6)	(28.7)
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	—	(40.5)	(40.5)
Balances at September 30, 2016	200.8	2.0	1,447.1	(1,031.9)	220.9	638.1	1,179.1	1,817.2
Net loss from continuing operations	—	—	—	(121.1)	—	(121.1)	51.9	(69.2)
Income from discontinued operations, net of tax	—	—	—	227.1	—	227.1	115.3	342.4
Other comprehensive income, net of tax	—	—	—	—	92.1	92.1	28.0	120.1
Purchase of subsidiary stock	—	—	(113.2)	—	(4.0)	(117.2)	(136.0)	(253.2)
Exercise of stock options	0.7	—	6.5	—	—	6.5	—	6.5
Share based compensation	—	—	49.0	—	—	49.0	30.6	79.6
Restricted stock surrendered for tax withholding	(0.9)	—	(30.4)	—	—	(30.4)	(10.4)	(40.8)
Purchase of noncontrolling interest by subsidiary	—	—	13.9	—	—	13.9	(26.4)	(12.5)
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	—	(43.2)	(43.2)
Balances as of September 30, 2017	200.6	2.0	1,372.9	(925.9)	309.0	758.0	1,188.9	1,946.9
Net income from continuing operations	—	—	—	230.1	—	230.1	74.3	304.4
Income from discontinued operations, net of tax	—	—	—	538.2	—	538.2	29.4	567.6
Other comprehensive loss, net of tax	—	—	—	—	(9.4)	(9.4)	(2.8)	(12.2)
Sale and deconsolidation of HRG - Insurance Operations	—	—	—	—	(445.9)	(445.9)	(446.4)	(892.3)
Purchase of subsidiary stock	—	—	(117.3)	—	(5.7)	(123.0)	(165.0)	(288.0)
Exercise of stock options and warrants	2.6	—	20.7	—	—	20.7	—	20.7
Restricted stock issued and related tax withholdings	—	—	(6.7)	—	—	(6.7)	(2.7)	(9.4)
Share based compensation	—	—	3.7	—	—	3.7	(0.4)	3.3
Dividend paid to common shareholders			—	(22.5)	—	(22.5)	—	(22.5)
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	—	(28.6)	(28.6)
Reverse stock split adjustment	(170.4)	(1.7)	1.7	—	—	—	—	—
Spectrum Merger share exchange	20.6	0.2	721.7	—	(83.8)	638.1	(638.4)	(0.3)
Balances as of September 30, 2018	53.4	$0.5	$1,996.7	$(180.1)	$(235.8)	$1,581.3	$8.3	$1,589.6

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

Consolidated Statements of Cash Flows

Years ended September 30, 2018, 2017 and 2016

(in millions)

(in millions)	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$872.0	$273.2	$(33.9)
Income (loss) from discontinued operations, net of tax	567.6	342.4	(101.5)
Net income (loss) from continuing operations	304.4	(69.2)	67.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	131.7	132.2	120.4
Share based compensation	11.8	52.9	70.8
Write-off from impairment of goodwill	92.5	—	10.7
Write-off from impairment of intangible assets	20.3	16.3	2.7
Purchase accounting inventory adjustment	0.8	3.3	—
Pet safety recall inventory write-off	4.1	15.0	—
Amortization of debt issuance costs and debt discount	19.6	17.3	21.1
Write-off of unamortized discount and debt issuance costs	—	2.5	5.8
Gain on extinguishment of debt	—	—	(8.0)
Net recognized losses on investments and derivatives	—	—	1.2
Dividends from subsidiaries classified as discontinued operations	3.1	12.2	12.2
Deferred tax (benefit) expense	(539.0)	21.9	(73.6)
Net changes in operating assets and liabilities
Receivables	0.7	0.6	52.3
Inventories	(15.4)	(45.2)	20.9
Prepaid expenses and other current assets	23.3	(11.0)	(0.5)
Accounts payable and accrued liabilities	41.0	4.2	(60.6)
Other	(25.0)	2.1	31.1
Net cash provided by operating activities from continuing operations	73.9	155.1	274.1
Net cash provided by operating activities from discontinued operations	269.2	685.0	639.2
Net cash provided by operating activities	343.1	840.1	913.3
Cash flows from investing activities
Purchases of property, plant and equipment	(64.7)	(77.8)	(61.0)
Proceeds from sales of property, plant and equipment	2.8	3.9	19.6
Business acquisitions, net of cash acquired	—	(304.7)	—
Proceed from investments sold, matured or repaid	—	—	35.1
Proceeds from sale of HRG Insurance Operations	1,546.8	—	—
Net asset-based loan repayments	—	30.9	170.9
Other investing activities, net	(0.5)	(1.5)	(3.0)
Net cash provided (used) by investing activities from continuing operations	1,484.4	(349.2)	161.6
Net cash used by investing activities from discontinued operations	(211.6)	(1,253.2)	(1,053.0)
Net cash provided (used) by investing activities	1,272.8	(1,602.4)	(891.4)
Cash flows from financing activities
Proceeds from issuance of debt	19.6	315.6	484.4
Payment of debt	(1,066.0)	(251.9)	(1,087.1)
Payment of debt issuance costs	(0.4)	(7.0)	(9.3)
Purchase of subsidiary stock, net	(288.0)	(265.0)	(52.0)
Dividends paid to shareholders	(22.4)	—	—
Dividends paid by subsidiary to non-controlling interest	(28.6)	(39.9)	(37.3)
Share based award tax withholding payments, net of proceeds upon vesting	(24.3)	(40.8)	(28.7)
Other financing activities, net	20.7	6.5	3.0
Net cash used by financing activities from continuing operations	(1,389.4)	(282.5)	(727.0)
Net cash provided by financing activities from discontinued operations	100.6	865.5	875.7
Net cash (used) provided by financing activities	(1,288.8)	583.0	148.7
Effect of exchange rate changes on cash and cash equivalents on Venezuela devaluation	—	(0.4)	—
Effect of exchange rate changes on cash and cash equivalents	(7.0)	3.1	(1.4)
Net change in cash and cash equivalents	320.1	(176.6)	169.2
Net change in cash and cash equivalents in discontinued operations	37.7	18.5	347.2
Net change in cash and cash equivalents in continuing operations	282.4	(195.1)	(178.0)
Cash and cash equivalents, beginning of period	270.1	465.2	643.2
Cash and cash equivalents, end of period	$552.5	$270.1	$465.2
Supplemental disclosure of cash flow information
Cash paid for interest	$314.1	$323.5	$397.7
Cash paid for taxes	$53.8	$37.5	$35.9
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$3.2	$151.7	$37.6

See accompany notes to the consolidated financial statements.

SB/RH Holdings, LLC

Consolidated Statements of Financial Position

September 30, 2018 and 2017

(in millions)

(in millions)	2018	2017
Assets
Cash and cash equivalents	$505.4	$168.2
Trade receivables, net	254.2	266.0
Other receivables	79.2	18.7
Inventories	503.4	496.3
Prepaid expenses and other current assets	54.4	54.2
Current assets of business held for sale	1,958.2	603.0
Total current assets	3,354.8	1,606.4
Property, plant and equipment, net	494.9	503.1
Deferred charges and other	70.4	28.4
Goodwill	2,178.5	2,277.1
Intangible assets, net	1,531.6	1,612.0
Noncurrent assets of business held for sale	—	1,376.9
Total assets	$7,630.2	$7,403.9
Liabilities and Shareholder's Equity
Current portion of long-term debt	$541.2	$19.4
Accounts payable	436.1	371.6
Accrued wages and salaries	45.9	49.9
Accrued interest	55.0	48.5
Other current liabilities	118.3	118.9
Current liabilities of business held for sale	656.9	500.6
Total current liabilities	1,853.4	1,108.9
Long-term debt, net of current portion	3,713.4	3,752.3
Deferred income taxes	331.1	493.2
Other long-term liabilities	120.6	58.0
Noncurrent liabilities of business held for sale	—	156.1
Total liabilities	6,018.5	5,568.5
Commitments and contingencies (Note 18)
Shareholder's equity
Other capital	2,073.0	2,079.0
Accumulated deficit	(235.5)	(42.8)
Accumulated other comprehensive loss, net of tax	(235.7)	(209.6)
Total shareholder's equity	1,601.8	1,826.6
Noncontrolling interest	9.9	8.8
Total equity	1,611.7	1,835.4
Total liabilities and equity	$7,630.2	$7,403.9

See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC

Consolidated Statements of Income

Years ended September 30, 2018, 2017 and 2016

(in millions)

(in millions)	2018	2017	2016
Net sales	$3,145.9	$3,009.5	$3,029.4
Cost of goods sold	1,979.5	1,815.4	1,791.5
Restructuring and related charges	12.8	18.1	0.2
Gross profit	1,153.6	1,176.0	1,237.7
Selling	492.3	473.8	477.4
General and administrative	245.9	264.2	259.3
Research and development	28.3	27.2	27.0
Acquisition and integration related charges	14.3	15.6	34.1
Restructuring and related charges	80.0	42.3	13.8
Write-off from impairment of goodwill	92.5	—	—
Write-off from impairment of intangible assets	20.3	16.3	2.7
Total operating expenses	973.6	839.4	814.3
Operating income	180.0	336.6	423.4
Interest expense	167.6	161.3	182.0
Other non-operating expense, net	2.9	4.9	4.7
Income from continuing operations before income taxes	9.5	170.4	236.7
Income tax (benefit) expense	(74.8)	41.3	(39.0)
Net income from continuing operations	84.3	129.1	275.7
Income from discontinued operations, net of tax	98.6	172.1	76.6
Net income	182.9	301.2	352.3
Net income attributable to non-controlling interest	1.4	1.3	0.4
Net income attributable to controlling interest	$181.5	$299.9	$351.9
Amounts attributable to controlling interest
Net income from continuing operations attributable to controlling interest	$83.2	$129.1	$274.8
Net income from discontinued operations attributable to controlling interest	98.3	170.8	77.1
Net income attributable to controlling interest	$181.5	$299.9	$351.9

See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC

Consolidated Statements of Comprehensive Income

Years ended September 30, 2018, 2017 and 2016

(in millions)

(in millions)	2018	2017	2016
Net income	$182.9	$301.2	$352.3
Other comprehensive income (loss)
Foreign currency translation (loss) gain	(52.0)	32.0	(6.2)
Deferred tax effect	7.9	(3.1)	(2.3)
Deferred tax valuation allowance	(0.2)	0.2	—
Net unrealized (loss) gain on foreign currency translation	(44.3)	29.1	(8.5)
Unrealized gain (loss) on derivative instruments
Unrealized gain (loss) on hedging activity before reclassification	16.4	(31.6)	11.1
Net reclassification for loss to income from continuing operations	0.2	0.5	2.3
Net reclassification for loss (gain) to income from discontinued operations	6.7	(11.3)	(3.4)
Unrealized gain (loss) on hedging instruments after reclassification	23.3	(42.4)	10.0
Deferred tax effect	(7.1)	13.3	(2.8)
Deferred tax valuation allowance	—	—	(0.1)
Net unrealized gain (loss) on hedging derivative instruments	16.2	(29.1)	7.1
Defined benefit pension gain (loss)
Defined benefit pension (loss) gain before reclassification	(3.0)	22.6	(41.4)
Net reclassification for loss to income from continuing operations	1.1	2.3	0.5
Net reclassification for loss to income from discontinued operations	2.1	3.2	1.9
Defined benefit pension gain (loss) after reclassification	0.2	28.1	(39.0)
Deferred tax effect	1.5	(8.5)	10.9
Deferred tax valuation allowance	—	—	(0.1)
Net defined benefit pension gain (loss)	1.7	19.6	(28.2)
Net change to derive comprehensive loss for the period	(26.4)	19.6	(29.6)
Comprehensive income	156.5	320.8	322.7
Comprehensive loss attributable to non-controlling interest	(0.3)	(0.2)	(0.3)
Comprehensive income attributable to controlling interest	$156.8	$321.0	$323.0

See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC

Consolidated Statements of Shareholder’s Equity

Years ended September 30, 2018, 2017 and 2016

(in millions)

			Accumulated
		Accumulated	Other	Total	Non-
	Other	Earnings	Comprehensive	Shareholder's	controlling
	Capital	(Deficit)	(Loss)	Equity	Interest	Total Equity
Balances at September 30, 2015	$1,969.9	$(246.7)	$(200.1)	$1,523.1	$49.7	$1,572.8
Net income from continuing operations	—	274.8	—	274.8	0.9	275.7
Income from discontinued operations, net of tax	—	77.1	—	77.1	(0.5)	76.6
Other comprehensive loss, net of tax	—	—	(29.3)	(29.3)	(0.3)	(29.6)
Contribution from parent	5.6	—	—	5.6	—	5.6
Restricted stock issued and related tax withholdings	(9.1)	—	—	(9.1)	—	(9.1)
Share based compensation	34.5	—	—	34.5	—	34.5
Dividends paid to parent	—	(97.1)	—	(97.1)	—	(97.1)
Balances at September 30, 2016	2,000.9	8.1	(229.4)	1,779.6	49.8	1,829.4
Net income from continuing operations	—	129.1	—	129.1	—	129.1
Income from discontinued operations, net of tax	—	170.8	—	170.8	1.3	172.1
Other comprehensive income (loss), net of tax	—	—	19.8	19.8	(0.2)	19.6
Purchase of non-controlling interest	29.6	—	—	29.6	(42.1)	(12.5)
Restricted stock issued and related tax withholdings	12.2	—	—	12.2	—	12.2
Share based compensation	36.3	—	—	36.3	—	36.3
Dividends paid to parent	—	(350.8)	—	(350.8)	—	(350.8)
Balances as of September 30, 2017	2,079.0	(42.8)	(209.6)	1,826.6	8.8	1,835.4
Net income from continuing operations	—	83.2	—	83.2	1.1	84.3
Income from discontinued operations, net of tax	—	98.3	—	98.3	0.3	98.6
Other comprehensive loss, net of tax	—	—	(26.1)	(26.1)	(0.3)	(26.4)
Restricted stock issued and related tax withholdings	(5.0)	—	—	(5.0)	—	(5.0)
Share based compensation	(1.0)	—	—	(1.0)	—	(1.0)
Dividends paid to parent	—	(374.2)	—	(374.2)	—	(374.2)
Balances as of September 30, 2018	$2,073.0	$(235.5)	$(235.7)	$1,601.8	$9.9	$1,611.7

See accompanying notes to the consolidated financial statements.

SB/RH Holdings, LLC

Consolidated Statements of Cash Flows

Years ended September 30, 2018, 2017 and 2016

(in millions)

(in millions)	2018	2017	2016
Cash flows from operating activities
Net income	$182.9	$301.2	$352.3
Income from discontinued operations, net of tax	98.6	172.1	76.6
Income from continuing operations	84.3	129.1	275.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	131.0	131.6	119.7
Share based compensation	8.7	44.9	52.1
Write-off from impairment of goodwill	92.5	—	—
Write-off from impairment of intangible assets	20.3	16.3	2.7
Purchase accounting inventory adjustment	0.8	3.3	—
Pet safety recall inventory write-off	4.1	15.0	—
Write-off of unamortized discount and debt issuance costs	—	2.5	5.8
Amortization of debt issuance costs and debt discount	8.9	8.0	13.9
Deferred tax (benefit) expense	(153.4)	27.8	(55.6)
Net changes in operating assets and liabilities
Receivables	(50.4)	0.6	52.3
Inventories	(15.4)	(45.2)	20.9
Prepaid expenses and other	23.3	(10.3)	(0.5)
Accounts payable and accrued liabilities	44.8	1.6	(60.8)
Other	(18.9)	(2.2)	22.1
Net cash provided by operating activities from continuing operations	180.6	323.0	448.3
Net cash provided by operating activities from discontinued operations	171.9	324.6	153.3
Net cash provided by operating activities	352.5	647.6	601.6
Cash flows from investing activities
Purchases of property, plant and equipment	(64.7)	(77.8)	(60.7)
Business acquisitions, net cash acquired	—	(304.7)	—
Proceeds from sales of property, plant and equipment	2.8	3.9	0.9
Other investing activities	(0.5)	(1.5)	(3.2)
Net cash used by investing activities from continuing operations	(62.4)	(380.1)	(63.0)
Net cash used by investing activities from discontinued operations	(36.8)	(36.5)	(35.4)
Net cash used by investing activities	(99.2)	(416.6)	(98.4)
Cash flows from financing activities
Proceeds from issuance of debt	539.6	265.6	498.4
Payment of debt	(59.5)	(223.3)	(864.4)
Payment of debt issuance costs	(0.4)	(5.9)	(9.3)
Payment of cash dividends to parent	(374.2)	(350.8)	(97.2)
Purchase of non-controlling interest	—	(12.6)	—
Payment of contingent consideration	—	—	(3.2)
Net cash provided (used) by financing activities from continuing operations	105.5	(327.0)	(475.7)
Net cash used by financing activities from discontinued operations	(14.6)	(9.3)	(3.2)
Net cash provided (used) by financing activities	90.9	(336.3)	(478.9)
Effect of exchange rate changes on cash and cash equivalents on Venezuela devaluation	—	(0.4)	—
Effect of exchange rate changes on cash and cash equivalents	(7.0)	3.1	(1.4)
Net change in cash and cash equivalents	337.2	(102.6)	22.9
Cash and cash equivalents, beginning of period	168.2	270.8	247.9
Cash and cash equivalents, end of period	$505.4	$168.2	$270.8
Supplemental disclosure of cash flow information
Cash paid for interest	$208.4	$184.9	$283.3
Cash paid for taxes	$53.8	$37.5	$35.4
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$3.2	$151.7	$37.6

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

This report is a combined report of Spectrum Brands Holdings, Inc. (“SBH”) and SB/RH Holdings, LLC (“SB/RH”) (collectively, the “Company”). The notes to the consolidated financial statements that follow include both consolidated SBH and SB/RH Notes, unless otherwise indicated below.

NOTE 1 - DESCRIPTION OF BUSINESS

On July 13, 2018, the Company completed the planned Spectrum Merger. Prior to the Spectrum Merger, SBH was a holding company, doing business as HRG Group, Inc. (“HRG”) and conducting its operations principally through its majority owned subsidiary. Effective as of the date of the Spectrum Merger, management of the organization was assumed by its majority owned subsidiaries, Spectrum Brands Holdings, Inc. (“Spectrum”, subsequently renamed Spectrum Brands Legacy, Inc.); resulting in HRG changing its name to SBH and changing the ticker symbol for its common stock traded on the New York Stock Exchange (“NYSE”) from the symbol “HRG” to “SPB”.  See Note 4 – Acquisitions for more information pertaining to the Spectrum Merger.

Prior to the Spectrum Merger, the reportable segments consisted of (i) Consumer Products, which represented HRG’s 62.0% controlling interest in Spectrum, and (ii) Corporate and Other, which presented the holding company at HRG and other subsidiaries of HRG.  Effective the date of the merger, the manner in which management views its business activities changed to reflect the reporting segments of Spectrum.  See Note 19 – Segment Information for further discussion.

SBH, a Delaware corporation, is a diversified global branded consumer products company. SBH’s common stock trades on the NYSE under the symbol “SPB.” SB/RH Holdings, LLC is a wholly-owned subsidiary of SBH. SB/RH along with its wholly-owned subsidiary Spectrum Brands, Inc. (“SBI”) issued certain debt guaranteed by domestic subsidiaries of the Company. See Note 11 - Debt for more information pertaining to debt. The Company manufactures, markets and/or distributes its products in approximately 160 countries in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), and construction companies. We enjoy strong name recognition in our regions under our various brands and patented technologies. Our diversified global branded consumer products have positions in several product categories and types. We manage the businesses in four vertically integrated, product-focused segments: (i) Global Pet Supplies (“PET”), (ii) Home and Garden (“H&G”), (iii) Hardware & Home Improvement (“HHI”) and (iv) Global Auto Care (“GAC”). Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and the financial results for all product lines within that segment.

Effective December 29, 2017, Spectrum approved a plan to explore strategic alternatives, including a planned sale of its Global Batteries and Appliances (“GBA”) segment. As a result, the assets and liabilities associated with GBA have been classified as held for sale in the accompanying Consolidated Balance Sheets and the respective operations of GBA have been classified as discontinued operations in the accompanying Consolidated Statements of Income and Statements of Cash Flows; and reported separately for all periods presented as the disposition represents a strategic shift that will have a major effect on the Company’s operations and financial results. See Note 3 – Divestitures for more information on the assets and liabilities classified as held for sale and discontinued operations See Note 19 - Segment Information for more information pertaining to segments. The following summarizes the respective product types, brands, and regions for each of the reporting segments of the Company’s continuing operations:

Segment	Products	Brands	Regions
HHI

Hardware: Hinges, security hardware, screen and storm door products, garage door hardware, window hardware and floor protection.
Security: Residential locksets and door hardware including knobs, levers, deadbolts, handlesets and electronics. Commercial doors, locks, and hardware.
Plumbing: Kitchen, bath and shower faucets and plumbing products.

		Hardware: National Hardware®, Stanley® and FANAL®. Security: Kwikset®, Weiser®, Baldwin®, EZSET® and Tell Manufacturing®. Plumbing: Pfister®.	NA EMEA LATAM APAC
PET	Companion Animal: Dog, cat and small animal food and treats; clean-up and training aid products and accessories; pet health and grooming products. Aquatics: Aquariums and aquatic health supplies.

Companion Animal: 8IN1® (8-in-1), Dingo®, Nature's Miracle®, Wild Harvest™, Littermaid®, Jungle®, Excel®, FURminator®, IAMS® (Europe only), Eukanuba® (Europe only), Healthy-Hide®, DreamBone®, SmartBones®, GloFish®, ProSense®, Perfect Coat®, eCOTRITION®, Birdola® and Digest-eeze®.
Aquatics: Tetra®, Marineland®, Whisper® and Instant Ocean®.

NA EMEA LATAM APAC
H&G	Controls: Outdoor insect and weed control solutions, animal repellents. Household: Household insecticides and pest controls. Repellents: Personal use pesticides and insect repellent products.	Controls: Spectracide®, Garden Safe®, Liquid Fence®, and EcoLogic®. Household: Hot Shot®, Black Flag®, Real-Kill®, Ultra Kill®, The Ant Trap® (TAT), and Rid-A-Bug®. Repellents: Cutter® and Repel®.	NA LATAM
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

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SB/RH Holdings, LLC

SB/RH is a wholly owned subsidiary of Spectrum and ultimately, SBH. SB/RH along with its wholly-owned subsidiary, SBI issued certain debt guaranteed by domestic subsidiaries. The reportable segments of SB/RH are consistent with the segments of Spectrum.

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

HRG - Salus

HRG, through its subsidiary, Salus, used VIE for securitization activities, in which Salus transferred whole loans into a trust or other vehicle such that the assets were legally isolated from the creditors of Salus. Assets held in a trust could only be used to settle obligations of the trust.  The creditors of these trusts typically had no recourse to Salus except in accordance with the obligations under standard representations and warranties.  When Salus is the servicer of whole loans held in a securitization trust, Salus had the power to direct the most significant activities of the trust.  Salus consolidated a whole-loan securitization trust if it had the power to direct the most significant activities and also held securities issued by the trust or had other contractual arrangements, other than standard representations and warranties that could have been significant to the trust.

NOTE 2 - Significant Accounting Policies and Practices

Principles of Consolidation and Fiscal Year End

The consolidated financial statements include the financial statements of the Company and its majority owned subsidiaries and have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). All intercompany transactions have been eliminated.

HRG’s fiscal year ends on September 30 and the quarters end on the last calendar day of the months of December, March and June.  Spectrum’s fiscal year ends September 30 and reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. For the year ended September 30, 2018, the fiscal quarters were comprised of the three months ended December 31, 2017, April 1, 2018, July 1, 2018 and September 30, 2018. The Company did not adjust for the difference in the fiscal periods between Spectrum and HRG as such difference would be less than 93 days, pursuant to Regulation S-X Rule 3A-02.

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

Assets Held for Sale and Discontinued Operations

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is sold and classified as held for sale, in accordance with the criteria of Accounting Standard Codification (“ASC”) Topic 205 Presentation of Financial Statements and ASC Topic 360 Property, Plant and Equipment (“ASC 360”).  The results of discontinued operations are reported in Income From Discontinued Operations, Net of Tax in the accompanying Consolidated Statements of Income for the current and prior periods commencing in the period in which the business meets the criteria of a discontinued operations, and include any gain or loss recognized on closing, or adjustment of the carrying amount to fair value less cost to sell.  Assets and liabilities of a business classified as held for sale are recorded at the lower of its carrying amount or estimated fair value less cost to sell.  If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized.  Assets and liabilities related to a business classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale.  Transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale.  If a business is classified as held for sale after the balance sheet date but before the financial statements are issued or are available to be issued, the business continues to be classified as held and used in those financial statements when issued or when available to be issued.

Cash and Cash Equivalents

The Company considers all highly liquid temporary instruments purchased with original maturities of three months or less from date of purchase to be cash equivalents.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Receivables

Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, but generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provisions for losses on uncollectible trade receivables are determined based on ongoing evaluations of the Company’s receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment or return for a given customer. See Note 7 - Receivables for further detail.

Inventories

The Company’s inventories are valued at the lower of cost or net realizable value. Cost of inventories is determined using the first-in, first-out (FIFO) method. See Note 8 - Inventory for further detail.

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

Long-lived fixed assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows generated did not exceed the carrying value of the asset. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during the year that necessitated an impairment test of property, plant and equity other than the recognition of an impairment on goodwill at GAC. There was no impairment loss recognized on property, plant and equipment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Note 9 - Property, plant and equipment for further detail.

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

The Company performs its annual impairment test in the fourth quarter of its fiscal year. The fair value of each reporting unit is compared to its carrying value, including goodwill. In estimating the fair value of our reporting units, we use a discounted cash flow methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. If the fair value of a reporting unit is less than its carrying value, an impairment loss would be recognized equal to that excess; however the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. See Note 10 - Goodwill and Intangible Assets for further detail.

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

Definite-lived intangible assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. If indicators of potential impairment are identified, the Company performs an undiscounted cash flow analysis to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset did not exceed its carrying value. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during the years ended September 30, 2018, 2017 and 2016 that necessitated an impairment test of definite-lived intangible assets other than the recognition of an impairment on goodwill at GAC. There was no impairment loss recognized on definite-lived intangible assets.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Certain trade name intangible assets have an indefinite life and are not amortized; but instead are assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter of its fiscal year. Impairment of indefinite lived intangible assets is assessed by comparing the estimated fair value of the identified trade names to their carrying value to determine if potential impairment exists. If the fair value is less than the carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. See Note 10 - Goodwill and Intangible Assets for further detail.

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the lives of the related debt agreements. Debt issuance costs were $57.6 million and $76.1 million as of September 30, 2018 and 2017, respectively, and are included in Long Term Debt, Net of Current Portion in the Consolidated Statements of Financial Position. Amortization of debt issuance costs is recognized as Interest Expense in the Consolidated Statements of Income. See Note 11 - Debt for further detail.

Financial Instruments

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency exchange rate and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Derivative assets and liabilities are reported at fair value in the Consolidated Statements of Financial Position. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. Depending on the nature of derivatives designated as hedging instruments, changes in fair value are either offset against the change in fair value of the hedged assets or liability through earnings, or recognized in equity through other comprehensive income until the hedged item is recognized. Any ineffective portion of a financial instrument’s change in fair value is recognized in earnings. For derivatives that do not qualify for hedge accounting treatment, the change in the fair value is recognized in earnings. See Note 13 - Derivatives for further detail.

Treasury Stock

Treasury stock purchases are stated at cost and presented as a separate reduction of equity.

Noncontrolling Interest

Noncontrolling interest recognized in the consolidated equity of the Company is the minority interest ownership in equity of a consolidated subsidiary that is not attributable, directly or indirectly, to the parent company, SBH; and recognized separate from shareholders’ equity in the Consolidated Statement of Financial Position.  Income from a consolidated subsidiary with a minority interest ownership is allocated to the minority interest and considered attributable to the noncontrolling interest in the Consolidated Statement of Operations.

Business Combinations and Acquisition Accounting

The Company accounts for acquisitions by applying the acquisition method of accounting when the transaction or event is considered a business combination, which requires that the assets acquired and liabilities assumed constitute a business. A defined business is generally an acquired group of assets with inputs and processes that make it capable of generating a return or economic benefit for the acquirer. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition. See Note 4 – Acquisitions for further detail.

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

Shipping and Handling Costs

Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities. Shipping and handling costs were $217.8 million, $193.2 million and $192.5 million during the years ended September 30, 2018, 2017 and 2016, respectively. Shipping and handling costs are included in Selling Expenses in the Consolidated Statements of Income.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

Advertising costs include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements and are expensed as incurred. The Company incurred advertising costs of $24.1 million, $30.9 million and $34.1 million during the years ended September 30, 2018, 2017 and 2016, respectively. Advertising costs are included in Selling Expenses in the Company’s Consolidated Statements of Income.

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

Restructuring and related charges associated with manufacturing and related initiatives are recorded in Cost of Goods Sold. Restructuring and related charges reflected in Cost of Goods Sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives and other costs directly related to the manufacturing component of a restructuring initiative. Restructuring and related charges associated with administrative functions are recorded in operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the administrative functions and other costs directly related to the administrative components of the restructuring initiatives implemented. See Note 5 - Restructuring and Related Charges for further detail.

Acquisition and Integration Related Charges

Acquisition and integration costs include costs directly associated with the completion of the purchase of net assets or equity interest of a business such as a business combination, equity investment, joint venture or purchase of non-controlling interest. Acquisition and integration costs include, but not limited to, transactions costs such as banking, advisory, legal, accounting, valuation, and other professional fees directly related to both consummated acquisitions and acquisition targets; along with costs incurred towards integration of acquired operations onto the Company’s shared service platform, termination of redundant positions and locations, employee transition costs, integration related professional fees and other post business combination expenses associated with integration activity. See Note 4- Acquisitions for further detail.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in income tax expense in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in Income Tax Expense. See Note 15 - Income Taxes for further detail.

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

Foreign currency transaction gains and losses for transactions denominated in a currency other than the functional currency are reported in Other Non-Operating Expense, Net in the Consolidated Statements of Income in the period they occur. Exchange losses on foreign currency transactions were $4.7 million, $4.7 million, and $4.9 million for the years ended September 30, 2018, 2017 and 2016, respectively.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Newly Adopted Accounting Standards

In May 2017, the FASB issued Accounting Standard Update (“ASU”) No 2017-09,  Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity and reduces complexity when accounting for modifications in share-based payment awards. In accordance with the ASU, the effects of modification are accounted for unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award was modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.  Total recognized compensation cost for an equity award shall be at least equal to the fair value of the award at grant date unless at the date of modification the performance or service conditions of the original award are not expected to be satisfied. The ASU must be applied on a prospective basis and will become effective for us beginning in the first quarter of the year ended September 30, 2019, with early adoption available, including within interim periods.  We chose to adopt the standard during the fourth quarter ended September 30, 2018.  The standard was applicable for modification of Spectrum share based awards that exchanged as a result of the Spectrum Merger on July 13, 2018.  See Note 4 – Acquisitions, for further discussion over the Spectrum Merger and related stock compensation, and see Note 17 – Share Based Compensation, for further discussion over shared based compensation of Spectrum and HRG.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. The ASU becomes effective for us beginning in the first quarter of our fiscal year ending September 30, 2019. We have performed an assessment over the impact of the pronouncement to the Company, including a detailed assessment over contracts with our customers and the impact to our policies, processes and control environment. Based upon the results of our assessment and implementation, we have determined that the impact of adoption to the Company’s consolidated financial statements is not material and there were no matters identified that were considered significant for changes in disclosure.  We plan to adopt the ASU retrospectively with the cumulative effect of initially applying the update at the date of initial application in the first quarter of the fiscal year ending September 30, 2019.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of income. The amendment provides guidance requiring the service cost component to be recognized consistent with other compensation costs arising from service rendered by employees during the period, and all other components to be recognized separately outside of the subtotal of income from operations. The ASU is applied on a retrospective basis, and will become effective for us in the first quarter of the year ending September 30, 2019.  The net periodic benefit costs for the years ended September 30, 2018, 2017 and 2016 was $3.5 million, $4.7 million and $3.2 million, respectively; of which the service cost component was $2.0 million, $2.5 million and $2.0 million, respectively; and other components were $1.5 million, $2.2 million, and $1.2 million, respectively.

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

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DIVESTITURES

GBA

As previously discussed in Note 1 - Basis of Presentation and Nature of Operations, GBA was classified as held for sale in the accompanying Consolidated Balance Sheets and as discontinued operations in the accompanying Consolidated Statements of Income. The following table summarizes the assets and liabilities of GBA classified as held for sale as of September 30, 2018 and September 30, 2017.

(in millions)	2018	2017
Assets
Trade receivables, net	$217.5	$260.1
Other receivables	37.9	24.0
Inventories	280.8	279.2
Prepaid expenses and other current assets	34.3	39.7
Property, plant and equipment, net	223.8	196.8
Deferred charges and other	20.7	19.3
Goodwill	344.7	348.9
Intangible assets, net	798.5	811.9
Total assets of business held for sale	$1,958.2	$1,979.9
Liabilities
Current portion of long-term debt	12.4	17.3
Accounts payable	323.3	355.9
Accrued wages and salaries	37.7	37.6
Other current liabilities	129.9	89.8
Long-term debt, net of current portion	49.6	51.7
Deferred income taxes	41.1	38.2
Other long-term liabilities	62.9	66.2
Total liabilities of business held for sale	$656.9	$656.7

The following table summarizes the components of Income From Discontinued Operations - GBA in the accompanying Consolidated Statements of Operations for the years ended September 30, 2018, 2017 and 2016.

(in millions)	2018	2017	2016
Net sales	$1,981.0	$1,997.9	$2,010.3
Cost of goods sold	1,307.1	1,299.2	1,328.0
Gross profit	673.9	698.7	682.3
Operating expenses	505.0	465.5	443.8
Operating income	168.9	233.2	238.5
Interest expense	55.0	50.2	68.0
Other non-operating expense, net	3.5	0.8	3.9
Income from discontinued operations before income taxes	110.4	182.2	166.6
Income tax expense	11.8	10.1	90.0
Net income from discontinued operations	98.6	172.1	76.6
Net income (loss) from discontinued operations attributable to non-controlling interest	0.3	1.3	(0.5)
Net income from discontinued operations attributable to controlling interest	$98.3	$170.8	$77.1

Interest expense consists of interest from debt directly held by subsidiaries of the business held for sale, including interest from capital leases, and interest on Term Loans required to be paid down using proceeds received on disposal on sale of a business within 365 days with the exception for funds used for capital expenditures and acquisitions. No impairment loss has been recognized as the fair value or expected proceeds from the disposal of the businesses are anticipated to be in excess of the asset carrying values. During the year ended September 30, 2018, the Company incurred transaction costs of $77.5 million associated with the divestiture and was recognized as a component of Income From Discontinued Operations – GBA on the Consolidated Statements of Income. Transaction costs are expensed as incurred and include fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transactions.

Energizer Holdings, Inc.

On January 15, 2018 Spectrum entered into a definitive Acquisition Agreement (“Energizer Agreement”) with Energizer Holdings, Inc. (“Energizer”) where Energizer has agreed to acquire from Spectrum its Global Battery and Lighting (“GBL”) business for an aggregate purchase price of $2.0 billion in cash, subject to customary purchase price adjustments.

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

Spectrum and Energizer have agreed to indemnify each other for losses arising from certain breaches of the Agreement and for certain other matters. In particular, Spectrum has agreed to indemnify Energizer for certain liabilities relating to the assets retained by Spectrum, and Energizer has agreed to indemnify Spectrum for certain liabilities assumed by Energizer, in each case as described in the Agreement.

Spectrum and Energizer have agreed to enter into related agreements ancillary to the acquisition that will become effective upon the consummation of the acquisition, including a customary transition services agreement and reverse transition services agreement.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consummation of the acquisition is subject to certain customary conditions, including, among other things, (i) the absence of a material adverse effect on GBL, (ii) the expiration or termination of required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the receipt of certain other antitrust approvals in certain specified foreign jurisdictions (the conditions contained in (ii) and (iii) together, the “Antitrust Conditions”), (iv) the accuracy of the representations and warranties of the parties generally subject to a customary material adverse effect standard (as described in the Agreement) or other customary materiality qualifications), (v) the absence of governmental restrictions on the consummation of the acquisition in certain jurisdictions, and (vi) material compliance by the parties with their respective covenants and agreements under the Agreement. The consummation of the transaction is not subject to any financing condition. On March 29, 2018, the Federal Trade Commission allowed the expiration of the 30-day Hart-Scott-Rodino waiting period, which in effect provides U.S. regulatory approval of the sale.  We are proceeding with other required international regulatory approvals.

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

The GBL business is a component of GBA, which also includes shared operations and assets of the remaining components of the segment consisting of the Home and Personal Care (“HPC”) business. Spectrum has been actively marketing the HPC business with interested parties for a separate transaction(s).  See Note 23 – Subsequent Events for further developments over GBA divestitures subsequent to September 30, 2018.

HRG - Insurance Operations

On November 30, 2017, FGL completed the FGL Merger pursuant to which, except for certain shares specified in the FGL Merger Agreement, each issued and outstanding share of common stock of FGL was automatically canceled and converted into the right to receive $31.10 in cash, without interest. The total consideration received by HRG Group Inc. as a result of the completion of the FGL Merger was $1,488.3 million.

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

The operations of FGL were classified as held for sale in the accompanying Consolidated Statement of Financial Position at September 30, 2017 and as discontinued operations through November 30, 2017 in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

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

The following table summarizes the major categories of assets and liabilities of FGL classified as held for sale in the accompanying Consolidated Statement of Financial Position as of September 30, 2017.

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

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the components of Income from Discontinued Operations – HRG Insurance Operations, in the accompanying Consolidated Statements of Income for the years ending September 30, 2018, 2017 and 2016.

(in millions)	2018	2017	2016
Revenues:
Insurance premiums	$6.8	$43.9	$72.5
Net investment income	181.9	1,050.7	985.9
Net investment gains	154.8	377.4	131.6
Other	35.1	169.5	130.5
Total revenues	378.6	1,641.5	1,320.5
Operating costs and expenses:
Benefits and other changes in policy reserves	241.3	925.9	893.9
Selling, acquisition, operating and general expenses	52.8	148.2	127.9
Amortization of intangibles	35.8	197.5	78.6
Total operating costs and expenses	329.9	1,271.6	1,100.4
Operating income	48.7	369.9	220.1
Interest expense and other	4.0	24.4	22.0
(Write-down) write-up of assets of business held for sale to fair value less cost to sell	(14.2)	(58.4)	(362.8)
Reclassification of accumulated other comprehensive income	445.9	—	—
Income from discontinued operations before income taxes	476.4	287.1	(164.7)
Income tax expense	7.4	116.8	54.2
Net income from discontinued operations	469.0	170.3	(218.9)
Net income from discontinued operations attributable to non-controlling interest	5.4	43.7	19.0
Net income from discontinued operations attributable to controlling interest	$463.6	$126.6	$(237.9)

Property, Plant, and Equipment and long-lived assets classified as held for sale are measured at the lower of their carrying value or fair value less cost to sell.  As of September 30, 2017, the carrying value of HRG’s interest in FGL and Front Street exceeded their respective estimated fair value less cost to sell by $402.2 million and $19.0 million, respectively. The higher carrying value of FGL was primarily due to the increase in unrealized gains, net of offsets in FGL’s investment portfolio, with the effects of the unrealized gains, net of offsets, being recorded in accumulated other comprehensive income. Upon the completion of the FGL Merger, HRG deconsolidated its ownership interest in FGL, which resulted in the reclassification of $445.9 million of accumulated other comprehensive income attributable from FGL to income from discontinued operations during the year ended September 30, 2018. Additionally, subsequent to the close of the FGL Merger, the Company recognized a $5.9 million tax benefit allocated to HRG insurance operations discontinued operations during the year ended September 30, 2018, associated with the reversal of valuation allowance realized with the completion of the Spectrum Merger.

HRG – Compass

On July 1, 2016, HGI Energy entered into an agreement to sell its equity interests in Compass to a third party (such agreement, the “Compass Sale Agreement”). During the year ended September 30, 2016, the transactions contemplated by the Compass Sale Agreement were consummated. This sale represented the disposal of all of the Company’s oil and gas properties, which were accounted for using the full-cost method prior to their disposal. The Company has determined that the completion of HGI Energy’s sale of its equity interests in Compass to a third party represented a strategic shift for the Company and, accordingly, has presented the results of operations for Compass as discontinued operations.

The following table summarizes the components of Income from Discontinued Operations – HRG Compass, in the accompanying Consolidated Statements of Income for the year ended September 30, 2016.

(in millions)	2016
Revenues:
Oil and natural gas revenues	$40.2
Operating costs and expenses:
Oil and natural gas direct operating costs	38.2
Selling, acquisitions, operating and general expenses	22.8
Impairment and bad debt expense	93.2
Total operating costs and expenses	154.2
Operating loss	(114.0)
Interest expense	5.9
Gain upon gaining control of equity method investment	—
Gain on sale of oil and gas properties	105.6
Other income, net	1.5
Gain on disposal	53.6
Net income	40.8
Less: net income (loss) attributable to noncontrolling interest	(0.1)
Net income attributable to common and participating preferred stockholders	$40.7

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- ACQUISITIONS

Spectrum Merger

Effective July 13, 2018, the Company completed the planned Spectrum Merger. Prior to the Spectrum Merger, the Company was a holding company, doing business as HRG and conducting its operations principally through its majority owned subsidiaries.  In accordance with the Agreement and Plan of Merger (the “Merger Agreement”), HRG, through, HRG SPV Sub I, Inc., a Delaware corporation and direct wholly owned subsidiary of HRG (“Merger Sub”), merged with and into Spectrum, with Spectrum continuing as a wholly owned subsidiary of HRG.  The certificate of incorporation of HRG was amended and restated, pursuant to which, among other things, the corporate name of HRG was changed to “Spectrum Brands Holdings, Inc.”, the Board of Directors of Spectrum were designated as the Board of Directors of the Company with an individual designated by Jefferies Financial Group (“Jefferies”, formerly Leucadia National Corporation) and the officers of Spectrum became officers of SBH. Further, HRG subsequently began operating under the name of Spectrum Brands Holdings, Inc. and the NYSE ticker symbol of HRG Common Stock changed to “SPB”.

Immediately prior to the close of the Spectrum Merger, each issued and outstanding share of HRG common stock was, by means of a reverse stock split, combined into a fraction of a share of HRG Common Stock equal to (i) the number of shares of common stock, par value $0.01 per share, of Spectrum common stock held by HRG and its subsidiaries, adjusted for HRG’s net indebtedness as of closing, certain transaction expenses of HRG that are unpaid as of closing and a $200.0 million upward adjustment, divided by (ii) as of immediately prior to the reverse stock split, the number of outstanding shares of HRG common stock on a fully-diluted basis.  Each share of Spectrum common stock issued and outstanding (other than shares held in treasury of Spectrum or held by HRG) were converted into the right to receive one share of newly issued HRG common stock and exchanged for HRG common stock.  The weighted average shares and earnings per share data on the Consolidated Statements of Income were retrospectively adjusted to reflect the impact of the reverse stock split for all periods presented.  See Note 20 – Earnings Per Share - SBH for further detail on the conversion rate and reverse stock split.

Each restricted stock award, restricted stock unit and performance stock unit granted under an equity plan of Spectrum, whether vested or unvested, were assumed by SBH and automatically converted into a corresponding equity-based award in SBH with the right to hold or acquire shares of common stock equal to the number of shares of Spectrum common stock previously underlying such award. Each new award is subject to the same terms and conditions as the corresponding Spectrum award. SBH assumed all rights and obligations in respect of each equity-based plan of Spectrum.  The modification of the Spectrum awards to account for the exchange did not result in incremental expense and the recognized shared based compensation expense associated with the awards are based upon the fair value at the original grant date.  See Note 17 – Share Based Compensation for further discussion over Spectrum shared based awards.

Prior to the close, each stock option, warrant and restricted stock award granted under an equity-based plan of HRG outstanding and unvested immediately prior to the closing became fully vested and each stock option and warrant became exercisable. Each exercisable award that is unexercised shall be adjusted (including to give effect to the reverse stock split) and shall remain outstanding, subject to the same terms and conditions as applied to the corresponding award. Immediately prior to the reverse stock split, each HRG restricted stock award shall become fully vested and be treated as a share of HRG common stock for purposes of the reverse stock split and the Merger.  As a result, there are no unvested HRG equity based awards outstanding and all previously unrecognized stock compensation was recognized effective the date of close.  See Note 17 – Share Based Compensation for further discussion over HRG share based awards.

The Spectrum Merger was accounted for as an acquisition of a non-controlling interest.  Prior to completion of the Spectrum Merger, the Company recognized non-controlling interest and income attributable to non-controlling interest in the Consolidated Financial Statements of SBH for the minority ownership of Spectrum. Effective July 13, 2018, Spectrum is a wholly owned subsidiary of SBH and all recognized non-controlled interest associated with Spectrum is part of SBH’s shareholder’s equity and income after completion of the Spectrum Merger will be fully recognized as income attributable to controlling interest of SBH.  As previously discussed, the presentation of the Company’s consolidated financial statements and certain notes to the consolidated financial statements have been updated to reflect the presentation of Spectrum’s historical financial statements.

During the years ended September 30, 2018 and 2017, the Company incurred costs of $45.9 million and $7.6 million associated with the Spectrum Merger and recognized as General and Administrative Expenses on the Consolidated Statements of Income of SBH.

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

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company performed a valuation of the acquired inventories; tradenames; technologies; customer relationships and non-compete agreements. The following is a summary of significant inputs to the valuation:

•

Inventory – Acquired inventory consists of branded finished goods that were valued based on the comparative sales method, which estimates the expected sales price of the finished goods inventory, reduced for all costs expected to be incurred in its completion or disposition and a profit on those costs.

•

Tradenames – The Company valued indefinite-lived trade names, DreamBone® and SmartBones®, using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

•

Technology – The Company valued technology using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. The Company anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.

•

Customer relationships – The Company valued customer relationships using an income approach, the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which are estimated using annual expected growth rates of 2% to 20%. The Company assumed a customer retention rate of up to 98%, which is supported by historical retention rates. Income taxes were estimated at 35% and amounts were discounted using a rate of 12%.

•

Non-compete agreements – The Company valued the non-compete agreement using the income approach that compares the prospective cash flows with and without the non-compete agreement in place. The value of the non-compete agreement is the difference between the discounted cash flows of the business under each of these two alternative scenarios, considering both tax expenditure and tax amortization benefits.

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

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company performed a valuation of the acquired tradenames; technologies; customer relationships and contingent consideration. The following is a summary of significant inputs to the valuation:

•

Tradenames – The Company valued indefinite-lived trade names using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

•

Technology – The Company valued technology using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. The Company anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.

•

Customer relationships – The Company valued customer relationships using a replacement cost. The replacement cost approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationships after deducting the cost to recreate key customer relationships. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Income taxes were estimated at 35% and amounts were discounted using a rate of 12%.

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

Acquisition and Integration Costs

The following table summarizes acquisition and integration related charges incurred by the Company during the years ended September 30, 2018, 2017 and 2016:

(in millions)	2018	2017	2016
HHI Business	$6.0	$5.6	$12.6
PetMatrix	4.9	4.5	—
Armored AutoGroup	0.9	2.4	14.1
Glofish	0.2	1.0	—
Other	2.3	2.1	7.4
Total acquisition and integration related charges	$14.3	$15.6	$34.1

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RESTRUCTURING AND RELATED CHARGES

PET Rightsizing Initiative – During the second quarter of the year ending September 30, 2017, the Company implemented a rightsizing initiative within the PET segment to streamline certain operations and reduce operating costs. The initiative includes headcount reductions and the rightsizing of certain facilities. Total costs associated with this initiative of $20.3 million have been incurred to date and completed as of September 30, 2018.

HHI Distribution Center Consolidation – During the second quarter of the year ending September 30, 2017, the Company implemented an initiative within the HHI segment to consolidate certain operations and reduce operating costs. The initiative includes headcount reductions and the exit of certain facilities. Total costs associated with the initiative are expected to be approximately $83 million, of which $79.4 million has been incurred to date. The balance is anticipated to be incurred through December 31, 2018.

GAC Business Rationalization Initiatives – During the third quarter of the year ended September 30, 2016, the Company implemented a series of initiatives in the GAC segment to consolidate certain operations and reduce operating costs. These initiatives included headcount reductions and the exit of certain facilities. Total costs associated with this initiative of $46.6 million have been incurred to date and completed as of September 30, 2018.

Other Restructuring Activities – The Company has entered or may enter into small, less significant initiatives and restructuring activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial, and occur over a shorter time period (less than 12 months).

The following summarizes restructuring and related charges for the years ended September 30, 2018, 2017, and 2016:

(in millions)	2018	2017	2016
HHI distribution center consolidation	$52.0	$27.4	$—
GAC business rationalization initiative	17.1	24.2	5.3
PET rightsizing initiative	12.1	8.2	—
Other restructuring activities	11.6	0.6	8.7
Total restructuring and related charges	$92.8	$60.4	$14.0
Reported as:
Cost of goods sold	$12.8	$18.1	$0.2
Operating expense	80.0	42.3	13.8

The following summarizes restructuring and related charges for the years ended September 30, 2018, 2017, and 2016, and cumulative costs of restructuring initiatives as of September 30, 2018, by cost type. Termination costs consist of involuntary employee termination benefits and severance pursuant to a one-time benefit arrangement recognized as part of a restructuring initiative. Other costs consist of non-termination type costs related to restructuring initiatives such as incremental costs to consolidate or close facilities, relocate employees, cost to retrain employees to use newly deployed assets or systems, lease termination costs, and redundant or incremental transitional operating costs and customer fines and penalties during transition, among others:

	Termination	Other
(in millions)	Benefits	Costs	Total
For the year ended September 30, 2018	8.5	84.3	92.8
For the year ended September 30, 2017	11.2	49.2	60.4
For the year ended September 30, 2016	2.4	11.6	14.0
Cumulative costs through September 30, 2018	15.5	130.9	146.4
Future costs to be incurred	—	3.7	3.7

The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type, for the years ended September 30, 2018, 2017, and 2016:

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2016	$1.4	$0.9	$2.3
Provisions	9.4	10.1	19.5
Cash expenditures	(3.2)	(1.0)	(4.2)
Non Cash Items	(0.5)	(0.1)	(0.6)
Accrual balance at September 30, 2017	$7.1	$9.9	$17.0
Provisions	5.7	5.1	10.8
Cash expenditures	(9.0)	(9.2)	(18.2)
Non-cash items	—	—	—
Accrual balance at September 30, 2018	$3.8	$5.8	$9.6

The following summarizes restructuring and related charges by segment for the years ended September 30, 2018, 2017, and 2016, cumulative costs of restructuring initiatives as of September 30, 2018 and future expected costs to be incurred by segment:

(in millions)	HHI	PET	H&G	GAC	Corporate	Total
For the year ended September 30, 2018	52.8	13.2	0.8	18.5	7.5	92.8
For the year ended September 30, 2017	26.6	9.1	—	24.2	0.5	60.4
For the year ended September 30, 2016	2.3	6.0	0.4	5.3	—	14.0
Cumulative costs through September 30, 2018	79.4	20.4	—	46.6	—	146.4
Future costs to be incurred	3.7	—	—	—	—	3.7

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s derivatives are valued on a recurring basis using internal models, which are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities, which are generally based on quoted or observed market prices (Level 2). The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instrument assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance which is calculated based on the probability of default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year.  The carrying values and estimated fair values for financial instruments as of September 30, 2018 and 2017 are as follows:

	2018					2017
					Carrying					Carrying
(in millions)	Level 1	Level 2	Level 3	Fair Value	Amount	Level 1	Level 2	Level 3	Fair Value	Amount
Derivative Assets	$—	$3.0	$—	$3.0	$3.0	$—	$1.5	$—	$1.5	$1.5
Derivative Liabilities	—	0.6	—	0.6	0.6	—	3.3	—	3.3	3.3
Debt - SBH	—	4,828.2	—	4,828.2	4,672.5	—	5,839.0	92.0	5,931.0	5,705.1
Debt - SB/RH	—	4,352.3	—	4,352.3	4,254.6	—	3,972.8	—	3,972.8	3,771.7

The carrying values of goodwill, intangible assets and other long-lived assets are tested annually or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). See Note 13-Derivatives for additional detail. The fair value measurements of the Company’s debt represent non-active market exchange-traded securities which are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2). See Note 11-Debt for additional detail. The carrying values of cash and cash equivalents, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities.

NOTE 7 – RECEIVABLES

The allowance for uncollectible receivables as of September 30, 2018 and 2017 was $26.9 million and $23.5 million, respectively. The following is a rollforward of the allowance for the years ended September 30, 2018, 2017 and 2016:

	Beginning	Charged to		Other	Ending
(in millions)	Balance	Profit & Loss	Deductions	Adjustments	Balance
September 30, 2018	$23.5	$9.8	$(6.2)	$(0.2)	$26.9
September 30, 2017	$21.3	$4.1	$(2.9)	$1.0	$23.5
September 30, 2016	$15.8	$8.2	$(2.9)	$0.2	$21.3

The Company has a broad range of customers including many large retail outlet chains, three of which exceed 10% of consolidated Net Sales and/or Trade Receivables.  These three customers represented 38%, 38% and 37% of the Company’s Net Sales during years ended September 30, 2018, 2017 and 2016, respectively; and represented 35% and 36% of the Company’s Trade Receivables as of September 30, 2018 and 2017, respectively.

We have entered into various factoring agreements and early pay programs with our customers to sell our trade receivables under non-recourse agreements in exchange for cash proceeds. A loss on sales is recognized for any discount and factoring fees associated with the transfer. We utilize factoring arrangements as an integral part of our financing for working capital. These transactions are treated as a sale and are accounted for as a reduction in trade receivables because the agreements transfer effective control over and risk related to the receivables to buyers. In some instances, we may continue to service the transferred receivable after the factoring has occurred, but in most cases we do not service any factored accounts. Any servicing of the trade receivable does not constitute significant continuing involvement or preclude the recognition of a sale. We do not carry any material servicing assets or liabilities. Cash proceeds from these arrangements are reflected as operating activities. The aggregate gross amount factored under these facilities was $1,283.8 million, $1,158.2 million and $1,087.3 million for the years ended September 30, 2018, 2017 and 2016, respectively. The cost of factoring such trade receivables was $11.4 million, $7.6 million and $6.2 million for the years ended September 30, 2018, 2017 and 2016 and reflected in the Consolidated Statements of Income as General and Administrative Expense.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INVENTORY

Inventories as of September 30, 2018 and 2017 consist of the following:

(in millions)	2018	2017
Raw materials	$94.7	$95.7
Work-in-process	37.6	35.5
Finished goods	371.1	365.1
	$503.4	$496.3

NOTE 9 - Property, Plant and Equipment

Property, plant and equipment as of September 30, 2018 and 2017 consist of the following:

(in millions)	2018	2017
Land, buildings and improvements	$151.4	$146.6
Machinery, equipment and other	430.2	380.8
Capital leases	213.2	210.3
Construction in progress	27.0	40.4
Property, plant and equipment	$821.8	$778.1
Accumulated depreciation	(326.9)	(274.2)
Property, plant and equipment, net	$494.9	$503.9

Depreciation expense from property, plant and equipment for the years ended September 30, 2018, 2017 and 2016 was $73.6 million, $70.2 million, and $59.9 million, respectively.

NOTE 10 - GOODWILL AND INTANGIBLE ASSETS

Goodwill, by segment, consists of the following:

(in millions)	HHI	PET	H&G	GAC	Total
As of September 30, 2016	$702.8	$299.8	$196.5	$934.2	$2,133.3
PetMatrix acquisition	—	123.8	—	—	123.8
GloFish acquisition	—	11.2	—	—	11.2
Foreign currency impact	5.9	2.3	—	0.6	8.8
As of September 30, 2017	$708.7	$437.1	$196.5	$934.8	$2,277.1
Foreign currency impact	(4.4)	(1.2)	—	(0.5)	(6.1)
Impairment	—	—	—	(92.5)	(92.5)
As of September 30, 2018	$704.3	$435.9	$196.5	$841.8	$2,178.5

The fair values of the HHI, PET, and H&G reporting units exceeded their carrying values by 89%, 21%, and 222%, respectively, and did not recognize an impairment or deem the respective reporting units as ‘at risk’ of impairment. The Company recognized an impairment loss on goodwill of the GAC reporting unit of $92.5 million during the year ended September 30, 2018. The GAC goodwill impairment loss is a result of the annual impairment analysis identifying a reduction in the fair value less than the carrying value; primarily attributable to reduced operating results from operational changes driven by restructuring of the domestic manufacturing and distribution, increases in commodity costs, and increased market and pricing competition realized during the year.

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	2018			2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$668.5	$(259.1)	$409.4	$671.7	$(222.3)	$449.4
Technology assets	194.7	(77.6)	117.1	194.6	(59.7)	134.9
Tradenames	5.8	(3.3)	2.5	18.5	(15.1)	3.4
Total	$869.0	$(340.0)	$529.0	$884.8	$(297.1)	$587.7

Certain trade names intangible assets have an indefinite life and are not amortized. The balance of trade names not subject to amortization was $1,002.6 million and $1,024.3 million as of September 30, 2018 and 2017. During the year ended September 30, 2018, the Company recognized $20.3 million impairment on indefinite life intangible assets due to the reduction in value over certain tradenames associated with the PET segment driven by lost sales volumes attributable to safety recall and increased market competition. During the years ended September 30, 2017 and 2016, the Company recognized $16.3 million and $2.7 million, respectively, of impairment on indefinite life intangible assets that were primarily in response to changes in management’s strategy.

Amortization expense from intangible assets for the years ended September 30, 2018, 2017 and 2016 was $58.1 million, $62.0 million and $60.6 million, respectively. Excluding the impact of any future acquisitions or changes in foreign currency, the Company anticipates the annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2019	$57.2
2020	57.1
2021	54.7
2022	49.4
2023	47.7

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - DEBT

Debt for SBH and SB/RH as of September 30, 2018 and 2017 consists of the following:

	SBH				SB/RH
	2018		2017		2018		2017
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Spectrum Brands Inc.
Term Loan, variable rate, due June 23, 2022	$1,231.7	4.4%	$1,244.2	3.4%	$1,231.7	4.4%	$1,244.2	3.4%
CAD Term Loan, variable rate, due June 23, 2022	32.8	5.5%	59.0	4.9%	32.8	5.5%	59.0	4.9%
4.00% Notes, due October 1, 2026	494.7	4.0%	500.9	4.0%	494.7	4.0%	500.9	4.0%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	250.0	6.1%	250.0	6.1%
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	570.0	6.6%	570.0	6.6%
Revolver Facility, variable rate, expiring March 6, 2022	—	4.4%	—	—%	—	4.4%	—	—%
Other notes and obligations	7.9	4.1%	4.7	8.0%	7.9	4.1%	4.7	8.0%
Intercompany note with parent	—	—%	—	—%	520.0	4.3%	—	—%
Obligations under capital leases	195.8	5.7%	199.7	5.7%	195.8	5.7%	199.7	5.7%
Total Spectrum Brands, Inc. debt	3,782.9		3,828.5		4,302.9		3,828.5
Spectrum Brands Holdings, Inc. (formerly HRG)
HRG - 7.875% Senior Secured Notes, due July 15, 2019	—	—%	864.4	7.9%	—	—%	—	—%
HRG - 7.75% Senior Unsecured Notes, due January 15, 2022	890.0	7.8%	890.0	7.8%	—	—%	—	—%
HGI Funding - 2017 Loan, due July 13, 2018	—	—%	50.0	3.7%	—	—%	—	—%
HGI Energy - notes due June 30, 2018	—	—%	92.0	1.5%	—	—%	—	—%
Salus - unaffiliated long-term debt of consolidated VIE	77.0	—%	28.9	—%	—	—%	—	—%
Salus - long term debt of consolidated VIE with FGL	—	—%	48.1	—%	—	—%	—	—%
Total SBH debt	4,749.9		5,801.9		4,302.9		3,828.5
Unamortized discount on debt	(19.8)		(20.7)		(2.8)		(3.7)
Debt issuance costs	(57.6)		(76.1)		(45.5)		(53.1)
Less current portion	(21.2)		(161.4)		(541.2)		(19.4)
Long-term debt, net of current portion	$4,651.3		$5,543.7		$3,713.4		$3,752.3

The Company’s aggregate scheduled maturities of debt and capital lease obligations are as follows:

	SBH			SB/RH
(in millions)	Capital Lease Obligations	Debt	Total	Capital Lease Obligations	Debt	Total
2019	$7.8	$13.4	$21.2	$7.8	$533.4	$541.2
2020	8.5	15.3	23.8	8.5	15.3	23.8
2021	10.5	89.9	100.4	10.5	12.9	23.4
2022	8.1	2,115.9	2,124.0	8.1	1,225.9	1,234.0
2023	7.6	—	7.6	7.6	—	7.6
Thereafter	153.3	2,319.6	2,472.9	153.3	2,319.6	2,472.9
Long-term debt	$195.8	$4,554.1	$4,749.9	$195.8	$4,107.1	$4,302.9

Spectrum Term Loans and Revolver Facility

On June 23, 2015, SBI entered into term loan facilities pursuant to a Senior Credit Agreement consisting of (i) a $1,450 million USD Term Loan due June 23, 2022, (ii) a $75 million CAD Term Loan due June 23, 2022 and (iii) a €300 million Euro Term Loan due June 23, 2022, (collectively, “Term Loans”) and (iv) entered into a $500 million Revolver Facility due June 23, 2020 (the “Revolver”). The proceeds from the Term Loans and draws on the Revolver were used to repay SBI’s then-existing senior term credit facility, repay SBI’s outstanding 6.75% senior unsecured notes due 2020, repay and replace SBI’s then-existing asset based revolving loan facility, and to pay fees and expenses in connection with the refinancing and for general corporate purposes. Subsequent to the year ending September 30, 2018, the Company paid the $32.8 million CAD Term Loan in full on October 31, 2018.

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

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On May 24, 2017, the Company extinguished its Euro Term Loan and recognized non-cash interest expense of $0.6 million for previously deferred debt issuance costs in connection with the extinguishment.

On March 28, 2018, the Company entered into a fifth amendment to the Credit Agreement, expanding the overall capacity of the Revolver Facility to $800 million.

As of September 30, 2018, the Term Loans and Revolver Facility are subject to variable interest rates, (i) the USD Term Loan is subject to either adjusted LIBOR, plus margin of 2.00% per annum, or base rate plus margin of 1.00% per annum; (ii) the CAD Term Loan is subject to either CDOR (Canadian Dollar Offered Rate), subject to a 0.75% floor plus 3.50% per annum, or base rate with a 1.75% floor plus 2.50% per annum; (iii) the Euro Term Loan was subject to either EURIBOR (Euro Interbank Offered Rate), subject to a 0.75% floor plus 2.75% per annum; and (iv) the Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.25% per annum, or base rate plus margin ranging from 0.75% to 1.25% per annum.

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

The Credit Agreement, solely with respect to the Revolver Facility, contains a financial covenant test on the last day of each fiscal quarter on the maximum total leverage ratio. This is calculated as the ratio of (i) the principal amount of third party debt for borrowed money (including unreimbursed letter of credit drawings), capital leases and purchase money debt, at period-end, less cash and cash equivalents, to (ii) adjusted EBITDA for the trailing twelve months. The maximum total leverage ratio should be no greater than 6.0 to 1.0. As of September 30, 2018, we were in compliance with all covenants under the Credit Agreement.

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

As a result of borrowings and payments under the Revolver Facility, at September 30, 2018, the Company had borrowing availability of $777.3 million, net outstanding letters of credit of $21.2 million and $1.5 million allocated to a foreign subsidiary.

Spectrum 4.00% Notes

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

Spectrum 5.75% Notes

On May 20, 2015, SBI issued $1,000 million aggregate principal amount of 5.75% Notes at par value, due July 15, 2025 (the “5.75% Notes”). The 5.75% Notes are guaranteed by SB/RH as well as by SBI’s existing and future domestic subsidiaries.

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

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded $19.7 million of fees in connection with the offering of the 5.75% Notes, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 5.75% Notes.

Spectrum 6.125% Notes

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

Spectrum 6.375% Notes and 6.625% Notes

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

HRG 7.875% Notes

The indenture governing the 7.875% Notes contain covenants limiting, among other things, and subject to certain qualifications and exceptions, the Company’s ability, and, in certain cases, the ability of the Company’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of the Company’s assets to, another person. The Company is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral, including the Company’s equity interests in Spectrum Brands and its other subsidiaries such as HGI Funding. On January 16, 2018, HRG redeemed all $864.4 million outstanding principal amount of its 7.875% Senior Secured Notes due 2019 at a redemption price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

HRG 7.75% Notes

As of September 30, 2018 and 2017, the Company had an outstanding balance of $890.0 million of 7.75% senior notes due 2022 (the “7.75% Notes”). Interest on the 7.75% Notes is payable semiannually, in January and July.

Until January 15, 2020, the Company may redeem the 7.75% Notes at certain fixed redemption prices expressed as a percentage of the principal amount, plus accrued and unpaid interest. At any time on or after January 15, 2020, the Company may redeem some or all of the 7.75% Notes at 100.0% of the principal amount plus accrued and unpaid interest.

HGI Funding 2017 Loan

On January 13, 2017, the Company, through a wholly-owned subsidiary, HGI Funding, entered into a loan agreement, pursuant to which it was able to borrow up to an aggregate amount of $150.0 million (the “2017 Loan”). The 2017 Loan beared interest at an adjusted International Exchange London Interbank Offered Rate (“LIBOR”), plus 2.35% per annum, payable quarterly and a commitment fee of 75 bps. During the year ended September 30, 2018, the 2017 Loan was terminated by the borrower.

HGI Energy Notes

In February 2013, in connection with HRG’s acquisition of an interest in Compass, HGI Energy entered into note purchase agreements with FGL and Front Street for $100.0 million notional aggregate principal amount of notes due February 14, 2021. The notes to FGL earned interest of 9.0% per annum, payable semi-annually in arrears on January 1 and July 1. Following the Compass sale, the notes were cancelled and replaced with $92.0 million notional aggregate amount of new HGI Energy Notes, which were then transferred from FGL to a reinsurance funds withheld account at Front Street, for which Front Street bears the economic risk. As a result of the transaction, HGI Energy recognized $8.0 million gain on the extinguishment of debt included in Other (Expense) Income in the accompanying Consolidated Statements of Operations, while FGL and Front Street recognized $8.0 million of net investment loss included in Income (loss) from discontinued operations – HRG insurance operations, net of tax in the accompanying Consolidated Statements of Operations.

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

Salus

In February 2013, September 2013 and February 2015, Salus completed a collateralized loan obligation (“CLO”) securitization of up to $578.5 million notional aggregate principal amount. At September 30, 2018 and 2017, the outstanding notional aggregate principal amount of $77.0 million and $28.9 million, respectively, was taken up by unaffiliated entities, including HRG’s former subsidiary, FGL, and consisted entirely of subordinated debt in both periods. As of September 30, 2017, there was $48.1 million taken up by FGL and included in Assets of Businesses Held for Sale in the accompanying Consolidated Statement of Financial Position. The CLO subordinated debt is non-recourse to the Company. The obligations of the securitization are secured by the assets of the variable interest entity, primarily asset-based loan receivables and carry residual interest subject to maintenance of certain covenants. As of September 30, 2018, the CLO’s assets consisted of $2.0 million of cash that is being held back to cover wind-down and legal expenses. The subordinated tranches carry residual interest subject to maintenance of certain covenants. Due to losses incurred in the CLO, the CLO did not accrue interest on the subordinated debt as of September 30, 2018 and 2017.

NOTE 12 - LEASES

The Company has leases primarily pertaining to land, buildings and equipment that expire at various times through February 2034. The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the leases. Future minimum rental commitments under non-cancelable operating leases are as follows:

(in millions)	Amount
2019	$18.3
2020	14.3
2021	9.2
2022	5.8
2023	5.1
Thereafter	11.1
Total minimum lease payments	$63.8

Rent expense was $31.6 million, $32.1 million and $42.1 million for the years ended September 30, 2018, 2017 and 2016, respectively.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - DERIVATIVES

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

Cash Flow Hedges

Interest Rate Swaps. The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to Interest Expense from the underlying debt to which the swap is designated. Due to the expected settlement of the Company’s Term Loan using proceeds from the GBA divestitures, as discussed in Note 3 – Divestitures, a portion of the projected cash flows was no longer deemed probable and therefore de-designated a portion of the hedge as ineffective. At September 30, 2018 and 2017, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on variable rate debt, exclusive of lender spreads, at 1.76% for a notional principal amount of $300.0 million through May 2020. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $1.4 million, net of tax. The Company’s interest rate swap derivative financial instruments at September 30, 2018 and 2017 are as follows:

	2018		2017
(in millions)	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	1.6	$300.0	2.6

Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of this material through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2018, the Company had a series of brass swap contracts outstanding through February 2020. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $0.3 million, net of tax. The Company had the following commodity swap contracts outstanding as of September 30, 2018 and 2017:

	2018		2017
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Brass swap contracts	1.0 Tons	$5.6	1.3 Tons	$6.6

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange rates related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Consolidated Statements of Income. At September 30, 2018, the Company had a series of foreign exchange derivative contracts outstanding through March 2020. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $0.1 million, net of tax. At September 30, 2018 and 2017, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $64.4 million and $67.5 million, respectively.

Net Investment Hedge

On September 20, 2016, SBI issued €425 million aggregate principal amount of 4.00% Notes. See Note 11 - Debt for further detail. The 4.00% Notes are denominated in Euros and have been designated as a net investment hedge of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized as AOCI with any ineffective portion recognized as foreign currency translation gains or losses on the statement of income when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of September 30, 2018, the hedge was fully effective and no ineffective portion was recognized in earnings.

Derivative Contracts Not Designated As Hedges for Accounting Purposes

Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2018, the Company had a series of forward exchange contracts outstanding through October 2018. At September 30, 2018 and 2017, the Company had $45.3 million and $62.9 million, respectively, of notional value for such foreign exchange derivative contracts outstanding.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Derivative Instruments

The fair value of the Company’s outstanding derivative instruments in the Consolidated Statements of Financial Position are as follows:

(in millions)	Line Item	2018	2017
Derivative Assets
Commodity swaps - designated as hedge	Other receivables	$—	$0.6
Interest rate swaps - designated as hedge	Other receivables	1.8	—
Interest rate swaps - designated as hedge	Deferred charges and other	1.0	0.4
Foreign exchange contracts - designated as hedge	Other receivables	0.1	—
Foreign exchange contracts - designated as hedge	Deferred charges and other	—	0.2
Foreign exchange contracts - not designated as hedge	Other receivables	0.1	0.3
Total Derivative Assets		$3.0	$1.5
Derivative Liabilities
Commodity swaps - designated as hedge	Accounts payable	$0.4	$—
Interest rate swaps - designated as hedge	Other current liabilities	—	0.5
Interest rate swaps - designated as hedge	Accrued interest	(0.3)	0.2
Foreign exchange contracts - designated as hedge	Accounts payable	0.2	2.3
Foreign exchange contracts - designated as hedge	Other long term liabilities	0.2	—
Foreign exchange contracts - not designated as hedge	Accounts payable	0.1	0.3
Total Derivative Liabilities		$0.6	$3.3

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was less than $0.1 million for the years ended September 30, 2018 and 2017.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of September 30, 2018 and 2017, there was no cash collateral outstanding. In addition, as of September 30, 2018 and 2017, the Company had no posted standby letters of credit related to such liability positions.

The following table summarizes the impact of the effective and ineffective portions of designated hedges and the gain (loss) recognized in the Consolidated Statement of Income for the years ended September 30, 2018, 2017 and 2016:

	Effective Portion
For the year ended				Reclassified to	Ineffective portion
September 30, 2018	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$4.0	Interest expense	$—	$1.1	Interest expense	$—	$1.2
Commodity swaps	(4.5)	Cost of goods sold	0.7	2.4	Cost of goods sold	—	—
Net investment hedge	6.2	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	(0.1)	Net sales	0.1	—	Net sales	—	—
Foreign exchange contracts	10.8	Cost of goods sold	(1.0)	(10.2)	Cost of goods sold	—	—
Total	$16.4		$(0.2)	$(6.7)		$—	$1.2

	Effective Portion
For the year ended				Reclassified to	Ineffective portion
September 30, 2017	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$(0.7)	Interest expense	$(1.3)	$—	Interest expense	$—	$—
Commodity swaps	6.2	Cost of goods sold	0.7	4.7	Cost of goods sold	—	—
Net investment hedge	(24.0)	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	0.4	Net sales	—	—	Net sales	—	—
Foreign exchange contracts	(13.5)	Cost of goods sold	0.1	6.6	Cost of goods sold	—	—
Total	$(31.6)		$(0.5)	$11.3		$—	$—

	Effective Portion
For the year ended				Reclassified to	Ineffective portion
September 30, 2016	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$(0.4)	Interest expense	$(1.9)	$—	Interest expense	$—	$—
Commodity swaps	4.5	Cost of goods sold	(1.4)	(2.3)	Cost of goods sold	—	—
Net investment hedge	0.6	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	(0.4)	Net sales	(0.2)	—	Net sales	—	—
Foreign exchange contracts	6.8	Cost of goods sold	1.2	5.7	Cost of goods sold	—	—
Total	$11.1		$(2.3)	$3.4		$—	$—

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the gain (loss) associated with derivative contracts not designated as hedges in the Consolidated Statements of Income for the years ended September 30, 2018, 2017 and 2016.

(in millions)	Line Item	2018	2017	2016
Foreign exchange contracts	Other non-operating (expense) income	$(2.3)	$1.9	$3.1

NOTE 14 - EMPLOYEE BENEFIT PLANS

Spectrum Defined Benefit Plans

Spectrum has various defined benefit pension plans covering some of its employees. Plans generally provide benefits of stated amounts for each year of service. Spectrum funds its pension plans in accordance with the requirements of the defined benefit pension plans and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Spectrum’s funding policy, annual contributions to defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries. Spectrum sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans, which are not significant in the aggregate. The following tables provide additional information on Spectrum’s pension plans as of September 30, 2018 and 2017:

(in millions)	2018	2017
Changes in benefit obligation:
Benefit obligation, beginning of year	$81.2	$85.7
Service cost	2.0	2.5
Interest cost	1.9	1.6
Actuarial (gain) loss	4.3	(11.0)
Curtailments	—	(0.2)
Benefits paid	(2.5)	(1.5)
Foreign currency exchange rate changes	(1.0)	4.1
Benefit obligation, end of year	$85.9	$81.2
Changes in plan assets:
Fair value of plan assets, beginning of year	$49.0	$43.3
Actual return on plan assets	0.8	0.6
Employer contributions	2.9	4.4
Benefits paid	(2.5)	(1.5)
Foreign currency exchange rate changes	(0.6)	2.2
Fair value of plan assets, end of year	$49.6	$49.0
Funded Status	$(36.3)	$(32.2)
Amounts recognized in statement of financial position
Other accrued expenses	$0.4	$0.3
Other long-term liabilities	35.9	31.9
Accumulated other comprehensive loss	22.7	19.0
Weighted average assumptions
Discount rate	1.00 - 8.30%	1.13 - 7.50%
Expected return on plan assets	1.00 - 3.50%	1.13 - 3.50%
Rate of compensation increase	2.25 - 7.00%	1.37 - 7.00%

Amounts reclassified from Accumulated Other Comprehensive Loss associated with Spectrum employee benefit plan costs and recognized on the Company’s Consolidated Statements of Income for the years ended September 30, 2018, 2017 and 2016 were as follows:

(in millions)	2018	2017	2016
Cost of goods sold	$0.5	$1.2	$0.1
Selling expenses	0.4	0.8	0.3
General and administrative expenses	0.2	0.3	0.1
Amounts reclassified from AOCI to continuing operations	$1.1	$2.3	$0.5
Amounts reclassified from AOCI to discontinued operations	$2.1	$3.2	$1.9

The net loss in Accumulated Other Comprehensive Loss expected to be recognized in continuing operations during the year ended September 30, 2019 is $1.6 million.

The following table contains the components of net periodic benefit cost from Spectrum defined benefit plans for the years ended September 30, 2018, 2017 and 2016:

(in millions)	2018	2017	2016
Service cost	$2.0	$2.5	$2.0
Interest cost	1.9	1.6	2.0
Expected return on assets	(1.5)	(1.5)	(1.4)
Curtailment	0.1	(0.2)	0.1
Recognized net actuarial loss	1.0	2.3	0.5
Net periodic benefit cost	$3.5	$4.7	$3.2
Weighted average assumptions
Discount rate	1.13 - 7.50%	1.00 - 8.68%	1.00 - 7.00%
Expected return on plan assets	1.13 - 3.50%	1.00 - 3.50%	1.00 - 3.50%
Rate of compensation increase	1.37 - 7.00%	2.25 - 7.00%	2.25 - 5.50%

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where the plans are established. The expected return on plan assets is based on Spectrum’s expectation of the long-term average rate of return of the capital market in which the plans invest. The expected return reflects the target asset allocations and considers the historical returns earned for each asset category.

Spectrum established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset/liability studies. The investment policies permit variances from the targets within certain parameters. The plan assets currently do not include holdings of the Company’s common stock.

Below is a summary allocation of all Spectrum defined benefit plan assets as of September 30, 2018 and 2017:

Asset Type	2018	2017
Equity Securities	—%	—%
Fixed Income Securities	5%	5%
Other	95%	95%
Total	100%	100%

The fair value of Spectrum defined benefit plan assets by asset category as of September 30, 2018 and 2017 are as follows:

As of September 30, 2018 (in millions)	Level 1	Level 2	Level 3	Total
Foreign cash & cash equivalents	$8.2	$—	$—	$8.2
Foreign fixed income securities	—	2.3	—	2.3
Life insurance contracts	—	38.7	—	38.7
Other	—	0.4	—	0.4
Total plan assets	$8.2	$41.4	$—	$49.6

As of September 30, 2017 (in millions)	Level 1	Level 2	Level 3	Total
Foreign cash & cash equivalents	$8.5	$—	$—	$8.5
Foreign fixed income securities	—	2.4	—	2.4
Life insurance contracts	—	37.6	—	37.6
Other	—	0.5	—	0.5
Total plan assets	$8.5	$40.5	$—	$49.0

The following benefit payments are expected to be paid:

(in millions)	Amount
2019	$2.1
2020	2.4
2021	2.5
2022	2.6
2023	2.8
2024-2027	18.5

HRG Defined Benefit Plans

HRG had a noncontributory defined benefit pension plan (the “HRG Pension Plan”) covering certain of its former U.S. employee, which has been frozen and all existing participants are fully vested in their benefits. On November 15, 2017, HRG’s Board of Directors approved the termination of the HRG Pension Plan. The HRG Pension Plan’s termination date was February 15, 2018. The Company has purchased annuity contracts and settled all outstanding obligations with the HRG Pension Plan. As of September 30, 2018, there is no outstanding projected benefit obligation for the HRG Pension Plan. As of September 30, 2017, the HRG Pension Plan’s unfunded projected benefit obligation was $4.2 million.

Additionally, HRG has an unfunded supplemental pension plan (the “HRG Supplemental Plan”) which provides supplemental retirement payments to certain former senior executives of HRG. The amounts of such payments equal the difference between the amounts received under the HRG Pension Plan and the amounts that would otherwise be received if HRG Pension Plan payments were not reduced as the result of the limitations upon compensation and benefits imposed by Federal law. Effective December 1994, the HRG Supplemental Plan was frozen.

Defined Contribution Plans

Spectrum and HRG sponsored defined contribution plans in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations, pursuant to Section 401(k) of the Internal Revenue Code.  HRG and Spectrum made discretionary matching contributions of eligible compensation.  Spectrum also sponsors defined contribution plans for eligible employees of certain foreign subsidiaries. Contributions are discretionary and evaluated annually.  Aggregate contributions charged to operations, including discretionary amounts, for the years ended September 30, 2018, 2017 and 2016 were $8.1 million, $8.2 million, and $8.2 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES

Income tax expense was calculated based upon the following components of income (loss) from operations before income taxes for the years ended September 30, 2018, 2017 and 2016:

	SBH			SB/RH
(in millions)	2018	2017	2016	2018	2017	2016
United States	$(180.5)	$(72.3)	$(25.5)	$(14.7)	$129.1	$202.4
Outside the United States	24.2	41.2	34.7	24.2	41.3	34.3
(Loss) income from operations before income taxes	$(156.3)	$(31.1)	$9.2	$9.5	$170.4	$236.7

The components of income tax expense for the years ended September 30, 2018, 2017 and 2016 are as follows:

	SBH			SB/RH
(in millions)	2018	2017	2016	2018	2017	2016
Current tax expense:
U.S. Federal	$57.5	$6.6	$0.1	$57.9	$3.9	$2.1
Foreign	19.7	9.1	10.6	19.7	9.1	10.1
State and local	1.1	0.5	4.5	1.0	0.5	4.4
Total current tax expense	78.3	16.2	15.2	78.6	13.5	16.6
Deferred tax (benefit) expense:
U.S. Federal	(524.0)	39.5	(55.2)	(154.9)	45.2	(37.7)
Foreign	1.1	(10.5)	(19.6)	1.1	(10.5)	(19.6)
State and local	(16.1)	(7.1)	1.2	0.4	(6.9)	1.7
Total deferred tax (benefit) expense	(539.0)	21.9	(73.6)	(153.4)	27.8	(55.6)
Income tax (benefit) expense	$(460.7)	$38.1	$(58.4)	$(74.8)	$41.3	$(39.0)

The following reconciles the total income tax expense, based on the U.S. Federal statutory income tax rate of 24.5% for the year ended September 30, 2018 and 35% for the year ended September 30, 2017 and 2016, with the Company’s recognized income tax expense:

	SBH			SB/RH
(in millions)	2018	2017	2016	2018	2017	2016
U.S. Statutory federal income tax expense	$(38.3)	$(10.9)	$3.2	$2.3	$59.6	$82.9
Permanent items	16.1	2.7	9.9	5.0	(1.3)	6.1
Goodwill impairment	22.6	—	—	22.6	—	—
Foreign statutory rate vs. U.S. statutory rate	(0.2)	(18.8)	(14.9)	(0.2)	(18.8)	(14.9)
State income taxes, net of federal effect	(1.9)	2.4	12.2	(0.9)	2.5	4.6
Tax reform act - US rate change	(166.7)	—	—	(181.7)	—	—
Tax reform act - mandatory repatriation	73.1	—	—	73.1	—	—
Residual tax on foreign earnings	5.8	(4.0)	8.3	5.8	(4.0)	8.3
Benefit from adjustment to tax basis in assets	—	—	(8.5)	—	—	(8.5)
Change in valuation allowance	(363.8)	81.5	(65.0)	1.5	22.5	(102.1)
Unrecognized tax expense	2.1	4.0	5.6	2.1	4.0	5.5
Foreign tax law changes	—	—	(3.7)	—	—	(3.7)
Share based compensation adjustments	(7.4)	(4.8)	0.5	(2.4)	(0.3)	1.1
Impact of IRC Section 9100 relief	—	—	(16.4)	—	—	(16.4)
Research and development tax credits	(1.5)	(6.6)	—	(1.5)	(6.6)	—
Outside basis difference	—	4.6	6.4	—	—	—
Return to provision adjustments and other, net	(0.6)	(12.0)	4.0	(0.5)	(16.3)	(1.9)
Income tax (benefit) expense	$(460.7)	$38.1	$(58.4)	$(74.8)	$41.3	$(39.0)

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of September 30, 2018 and 2017 are as follows:

	SBH		SB/RH
(in millions)	2018	2017	2018	2017
Deferred tax assets
Employee benefits	$26.0	$57.9	$24.4	$49.9
Restructuring	0.5	0.4	0.5	0.4
Inventories and receivables	26.8	35.4	26.8	35.4
Marketing and promotional accruals	9.9	15.8	9.9	15.8
Property, plant and equipment	32.1	31.4	31.2	30.9
Unrealized losses	7.1	16.7	7.1	16.7
Intangibles	14.3	8.5	14.3	8.5
Investment in subsidiaries	16.9	49.4	0.3	0.4
Net operating loss and credit carry forwards	798.2	1,033.3	313.7	376.2
Other	19.3	29.0	9.1	16.1
Total deferred tax assets	951.1	1,277.8	437.3	550.3
Deferred tax liabilities
Property, plant and equipment	54.8	34.0	54.8	34.0
Unrealized gains	7.3	5.7	7.3	5.7
Intangibles	457.0	662.8	457.0	662.8
Investment in partnership	52.0	91.5	52.0	91.5
Taxes on unremitted foreign earnings	6.2	2.8	6.2	2.8
Redemption of long term debt	—	8.4	—	—
Other	6.9	2.4	6.9	1.5
Total deferred tax liabilities	584.2	807.6	584.2	798.3
Net deferred tax liabilities	366.9	470.2	(146.9)	(248.0)
Valuation allowance	(283.0)	(946.7)	(178.8)	(243.5)
Net deferred tax liabilities, net valuation allowance	$83.9	$(476.5)	$(325.7)	$(491.5)
Reported as:
Deferred charges and other	$118.9	$16.7	$5.4	$1.7
Deferred taxes (noncurrent liability)	35.0	493.2	331.1	493.2

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries and imposing a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company’s applicable U.S. statutory tax rate for Fiscal 2018 is approximately 24.5%.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized $166.7 million of tax benefit in the Company’s net income from continuing operations for the year ended September 30, 2018.

The Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”). The Company had an estimated $552.2 million of undistributed foreign E&P subject to the deemed mandatory repatriation and recognized a provisional $73.1 million of income tax expense in the Company’s net income from continuing operations for the year ended September 30, 2018  The mandatory repatriation tax is payable over 8 years, with the first payment due January 2019, therefore $5.9 million of the repatriation tax liability is classified as Other Current Liabilities and $67.2 million as Other Long-Term Liabilities on the Consolidated Statements of Financial Position as of September 30, 2018. The provisional tax expense for the mandatory repatriation is based on currently available information and additional information needs to be prepared, obtained and analyzed in order to determine the final amount, including further analysis of certain foreign exchange gains or losses, earnings and profits, foreign tax credits, and estimated cash and cash equivalents as of the measurement dates in the Tax Reform Act. Tax effects for changes to these items will be recorded in a subsequent quarter, as discrete adjustments to our income tax provision, once complete.

The Tax Reform Act provides for additional limitations on the deduction of business interest expense, effective with a portion of the Company’s Fiscal 2018 tax year. Unused interest deductions can be carried forward and may be used in future years to the extent the interest limitation is not exceeded in those periods. The Company estimated $89.9 million of interest expense is nondeductible for the Fiscal 2018 tax year. The Company expects that the carryforward will be deductible as a result of the sale of the GBL business.

The Tax Reform Act also contains additional limits on deducting compensation, including performance-based compensation, in excess of $1 million paid to certain executive officers for any fiscal year, effective with the Company’s Fiscal 2019 tax year. The Company’s future compensation payments will be subject to these limits, which could impact the Company’s effective tax rate.

The Company continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) on the Company, which are not effective until fiscal year 2019. The Company has not recorded any impact associated with either GILTI or BEAT in the tax rate for the year ended September 30, 2018. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or treating such taxes as a current-period expense when incurred. Due to the complexity of calculating GILTI under the new law, we have not determined which method we will apply.

In response to the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year measurement period in a manner similar to accounting for business combinations. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and included these amounts in its consolidated financial statements. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended September 30, 2018, the Company recorded $22.6 million of tax expense related to the impairment of $92.5 million of nondeductible book goodwill.

To the extent necessary, the Company intends to utilize free cash flow from foreign subsidiaries in order to support management's plans to voluntarily accelerate pay down of U.S. debt, fund distributions to shareholders, fund U.S. acquisitions and satisfy ongoing U.S. operational cash flow requirements. The Company annually estimates the available earnings, permanent reinvestment classification and the availability of and management’s intent to use alternative mechanisms for repatriation for each jurisdiction in which the Company does business. Accordingly, the Company is providing residual U.S. and foreign deferred taxes on these earnings to the extent they cannot be repatriated in a tax-free manner.

During the year ended September 30, 2018, the Company provided $3.9 million of residual foreign taxes on undistributed foreign earnings and $1.7 million in domestic tax expense on earnings deemed to be repatriated under subpart F of the US tax law.

During the year ended September 30, 2017, the Company concluded that sufficient evidence existed that substantially all of its non-US subsidiaries had invested or would invest their respective undistributed earnings indefinitely or that the earnings would be remitted in a tax-free manner. As a result, the Company recognized approximately $33.4 million in tax benefit for reducing the deferred tax liability on those earnings that had been established in prior years. The Company provided residual tax expense of $5.7 million on earnings deemed to be repatriated under U.S. tax law for the year ended September 30, 2017. The tax benefit was recognized as an addition to net operating loss and credit carryforwards deferred tax assets.

During the year ended September 30, 2016, the Company provided $33.7 million of residual taxes on undistributed foreign earnings and $3.0 million in tax expense on earnings deemed to be repatriated under subpart F of the U.S. tax law. The residual domestic taxes from foreign earnings were recognized as a reduction to net operating loss and credit carryforwards deferred tax assets.

Remaining untaxed, undistributed earnings of the Company’s foreign operations are $15.6 million at September 30, 2018. $552.2 million of the Company’s undistributed earnings were taxed in the U.S. as a result of the mandatory deemed repatriation that was part of the Tax Reform Act. The majority of these earnings are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on those earnings that are permanently reinvested. If at some future date these earnings cease to be permanently invested, the Company may be subject to foreign income, withholding and other taxes on such amounts, which cannot be reasonably estimated at this time.

As of September 30, 2018, the Company has U.S. federal net operating loss carryforwards (“NOLs”) of $2,452.7 million with a federal tax benefit of $515.1 million, tax benefits related to state NOLs of $108.3 million and capital loss carryforwards of $442.2 million with a federal and state tax benefit of $104.1 million. The Company has an additional $4.3 million of federal and state NOLs for which benefits will be recorded to Additional Paid-in Capital when these carryforwards are used. These NOLs expire through years ending in 2038. As of September 30, 2018, the Company has foreign NOLs of $122.8 million and tax benefits of $30.4 million, which will expire beginning in the Company's fiscal year ending September 30, 2019. Certain of the foreign NOLs have indefinite carryforward periods. The Company has had multiple changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, that subject the Company’s U.S. federal and state NOLs and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change and the effects of subsequent ownership changes (as defined for tax purposes), if any. In addition, separate return year limitations apply to limit the Company’s utilization of the acquired Russell Hobbs U.S. federal and state NOLs to future income of the Russell Hobbs subgroup. Due to these limitations, the Company estimates, as of September 30, 2018, that $661.0 million of the total U.S. federal NOLs with a federal tax benefit of $138.8 million and $16.7 million of the tax benefit related to state NOLs will expire unused even if the Company generates sufficient income to otherwise use all of its NOLs. The Company also projects, as of September 30, 2018, that $26.6 million of tax benefits related to foreign NOLs will not be used. The Company has provided a full valuation allowance against these deferred tax assets.

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.

As a result of the Spectrum Merger, the Company and Spectrum will join in the filing of a US consolidated tax return starting July 13, 2018. The form of the Spectrum Merger allows for the Company’s capital and net operating loss carryforwards to be able to be used to offset Spectrum’s future income and the US tax gain on the sale of the GBL business to Energizer. As a result, the Company released $365.3 million of valuation allowance on its U.S. federal net deferred tax assets since it is now more likely than not that the assets will be realized. The Company also recorded $12.3 million of state tax benefit related to net operating loss and credit carryforwards as a result of the Spectrum merger since it is more likely than not that those carryforwards will generate tax benefits after the Spectrum Merger.

The Company also released $4.9 million of valuation allowance against its U.S. federal and state capital losses as a result of the announced sale of the GBL business to Energizer.

The Company recorded tax expense of $14.7 million related to additional valuation allowance on state NOLs during the year ended September 30, 2017.

The Company released $111.1 million of domestic valuation allowance on Spectrum net deferred tax assets during the year ended September 30, 2016 since it concluded it was more likely than not that the assets would be realized. Approximately $25.1 million of the domestic valuation allowance release resulted from additional deferred tax assets created by the adoption of ASU No. 2016-09, effective as of October 1, 2015. In December 2015, the Company received a ruling from the Internal Revenue Service (“IRS”) which resulted in $87.8 million of U.S. net operating losses being restored and a release of $16.2 million of domestic valuation allowance from additional deferred tax assets created by the IRS ruling.

As of September 30, 2018, the valuation allowance was $283.0 million, of which $247.3 million is related to U.S. net deferred tax assets and $35.7 million is related to foreign net deferred tax assets. As of September 30, 2017, the valuation allowance was $888.6 million, of which $862.2 million is related to U.S. net deferred tax assets and $26.4 million is related to foreign net deferred tax assets. As of September 30, 2016, the valuation allowance was $487.0 million, of which $468.0 million is related to U.S. net deferred tax assets and $19.0 million is related to foreign net deferred tax assets. During the year ended September 30, 2018, the Company decreased its valuation allowance for deferred tax assets by $605.6 million of which $614.9 million is related to a decrease in valuation allowance against U.S. net deferred tax assets and $9.3 million related to an increase in the valuation allowance against foreign net deferred tax assets. During the year ended September 30, 2017, the Company increased its valuation allowance for deferred tax assets by $401.6 million, of which $394.2 million is related to an increase in valuation allowance against U.S. net deferred tax assets and $7.4 million related to an increase in the valuation allowance against foreign net deferred tax assets.

As of September 30, 2018, the Company has recorded $61.4 million of valuation allowance against its U.S. state net operating losses. It remains unclear which of the Tax Reform Act provisions will be adopted by each of the U.S. states. State conformity to the provisions of the Tax Reform Act could have a material impact on the valuation allowance recorded on U.S. state net operating losses.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The total amount of unrecognized tax benefits at September 30, 2018 and 2017 are $16.7 million and $20.9 million, respectively. If recognized in the future, $16.7 million of the unrecognized tax benefits as of September 30, 2018 will impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2018 and 2017 the Company had $3.2 million and $2.9 million, respectively, of accrued interest and penalties related to uncertain tax positions. The impact on income tax expense related to interest and penalties for the years ended September 30, 2018, 2017 and 2016 was a net increase of $0.3 million, a net decrease of $0.1 million and a net increase of $0.5 million, respectively.  The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended September 30, 2018, 2017 and 2016:

(in millions)	2018	2017	2016
Unrecognized tax benefits, beginning of year	$20.9	$16.5	$12.4
Gross increase – tax positions in prior period	1.6	4.0	4.0
Gross decrease – tax positions in prior period	(7.8)	(0.5)	(0.4)
Gross increase – tax positions in current period	2.6	1.2	1.2
Settlements	(0.4)	—	(0.7)
Lapse of statutes of limitations	(0.2)	(0.3)	—
Unrecognized tax benefits, end of year	$16.7	$20.9	$16.5

During the tax year ended September 30, 2018, the Company reduced unrecognized tax benefits recorded against its deferred tax assets by $3.3 million for the change in the U.S. tax rate from 35% to 21% and reduced unrecognized tax benefits of $2.7 million as a result of the close of a U.S. income tax audit.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2014 are closed. However, the federal NOLs from the Company’s fiscal years ended September 30, 2007 through September 30, 2013 are subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforwards are utilized and those years are closed for audit. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen. As of September 30, 2018, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next twelve months some portion of previously unrecognized tax benefits could be recognized.

NOTE 16 - RELATED PARTIES

During the year ended September 30, 2018, the Company entered into an engagement letter with Jefferies LLC (“Jefferies”), a wholly owned subsidiary of Jefferies Financial Group (formerly Leucadia National Corporation), which through subsidiaries beneficially owns more than 10% of the outstanding common stock of the Company to act as co-advisor to the Company (with the other co-advisors acting as lead financial advisor to HRG) with respect to HRG’s review of strategic alternatives. Under the Jefferies engagement letter, and effective as of the closing date of the Spectrum Merger, Jefferies received a $3.0 million transaction fee, including reimbursement for all reasonable out of pocket expenses incurred by Jefferies in connection therewith. In addition, HRG agreed to indemnify Jefferies for certain liabilities in connection with such engagement. During the year ended September 30, 2016, Jefferies acted as one of the initial purchasers for SBI’s offering of €425 million of its 4.00% Notes due 2026, for which Jefferies received $0.3 million in discounts, commissions and reimbursements of expenses.

NOTE 17 – SHARE BASED COMPENSATION

HRG stockholders approved the adoption of the HRG Group, Inc. 2011 Omnibus Equity Award Plan (formerly, Harbinger Group, Inc. 2011 Omnibus Equity Award Plan), as amended (the “HRG Equity Plan”), pursuant to which incentive compensation and performance compensation awards may be provided to employees, directors, officers and consultants of HRG or of its subsidiaries or their respective affiliates.  The HRG Equity Plan authorizes the issuance of up to 24 million shares of common stock of HRG. In addition, stockholders approved the adoption of the Harbinger Group, Inc. 2014 Warrant Plan (the “HRG Warrant Plan”) pursuant to which the Company awarded, Philip Falcone, its former Chief Executive Officer, warrants representing the right to purchase approximately 3 million shares of common stock, at an exercise price of $13.125 per share. A portion of the warrants, representing 0.6 million shares, vested immediately upon approval of the grant, and the remainder vested in equal installments over four years, with an estimated grant date fair value of $9.6 million. As of September 30, 2018, there were no warrants outstanding and not yet vested.

Prior to the close of the Spectrum Merger, each stock option, warrant and restricted stock award granted under the HRG Equity Plan and HRG Warrant Plan that was outstanding and unvested immediately prior to the closing became fully vested, and each stock option and warrant became exercisable. Each exercisable award that was unexercised was adjusted (including to give effect to the reverse stock split) and remains outstanding, subject to the same terms and conditions as applied in the corresponding award. Each HRG restricted stock award became fully vested and treated as a share of HRG common stock for purpose of the reverse stock split and Spectrum Merger. As of September 30, 2018, there were 1.4 million shares available for issuance under the HRG Equity Plan.

The Spectrum stockholders approved the adoption of the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan, as amended (the “Spectrum Equity Plan”), pursuant to which incentive compensation and performance compensation awards may be provided to employees, directors, officers and consultants of Spectrum or of its subsidiaries or their respective affiliates. The Spectrum Plan authorized the issuance of up to 7.1 million shares of common stock of Spectrum, net cancellations, as amended.

Further, effective as of the closing date of the Spectrum Merger, each restricted stock award, restricted stock unit and performance stock unit under the Spectrum Equity Plan, whether vested or unvested, were assumed by SBH and automatically converted into a corresponding equity-based award in SBH with the right to hold or acquire shares of common stock equal to the number of shares of Spectrum common stock previously underlying such award.  Each new award is subject to the same terms and conditions as the corresponding Spectrum award. SBH will assume all rights and obligation in respect of each equity-based plan of Spectrum.  As of September 30, 2018, there were 1.6 million shares available for issuance under the Spectrum Plan.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Share based compensation expense is recognized as General and Administrative Expenses on the Consolidated Statements of Income and include costs from the Spectrum Equity Plan and the HRG Equity Plan. The following is a summary of the share based compensation expense for the years ended September 30, 2018, 2017 and 2016:

(in millions)	2018	2017	2016
Spectrum equity plan	$10.4	$47.7	$57.2
HRG equity plan	1.4	5.2	13.6
SBH share based compensation expense	$11.8	$52.9	$70.8
SB/RH share based compensation expense	$8.7	$44.9	$52.1

Spectrum Equity Plans

Spectrum measures share based compensation expense of its Restricted Stock Units (“RSUs”) based on the fair value of the awards, as determined based on the market price of the Company’s shares of common stock on the grant date and recognized these costs on a straight-line basis over the requisite period of the awards. Certain RSUs are performance-based awards that are dependent upon achieving specified financial metrics over a designated period of time. The following is a summary of the RSU activity for the years ended September 30, 2018, 2017 and 2016:

	Spectrum			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
At September 30, 2015	0.6	$87.50	$53.2	0.5	$87.71	$42.1
Granted	0.6	94.88	56.0	0.6	95.00	54.1
Forfeited	(0.1)	92.26	(6.6)	(0.1)	92.26	(6.6)
Vested	(0.5)	86.97	(47.8)	(0.5)	86.78	(44.3)
At September 30, 2016	0.6	94.97	54.8	0.5	96.92	45.3
Granted	0.7	127.00	88.4	0.7	126.85	86.9
Forfeited	—	118.89	(1.4)	—	118.89	(1.4)
Vested	(0.5)	109.03	(54.6)	(0.5)	111.98	(48.4)
At September 30, 2017	0.8	114.67	87.2	0.7	116.32	82.4
Granted	0.4	102.96	45.9	0.4	102.92	44.4
Forfeited	(0.1)	115.08	(8.5)	(0.1)	115.08	(8.5)
Vested	(0.5)	113.07	(55.6)	(0.4)	114.07	(51.1)
At September 30, 2018	0.6	$107.71	$69.0	0.6	$108.75	$67.2

	Spectrum			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Units	Fair Value	Date	Units	Fair Value	Date
Time-based grants	0.2	$96.25	$20.1	0.2	$95.65	$18.6
Performance-based grants
Vesting in less than 24 months	0.1	108.33	13.2	0.1	108.33	13.2
Vesting in more than 24 months	0.1	109.45	12.6	0.1	109.45	12.6
Total performance-based grants	0.2	$108.87	$25.8	0.2	$108.87	$25.8
Total grants	0.4	$102.96	$45.9	0.4	$102.92	$44.4

In addition to RSUs, Spectrum also provides a portion of its annual management incentive compensation plans to be paid in common stock, in lieu of cash payment, and is considered a liability plan.  Share based compensation expense associated with the annual management incentive compensation plan was $10.1 million, $12.9 million and $8.9 million for the years ended September 30, 2018, 2017 and 2016, respectively.  The remaining unamortized compensation cost related to non-vested RSUs at September 30, 2018 is $8.1 million for Spectrum and SB/RH.

HRG Equity Plans

The following is a summary of HRG stock option awards and warrants during the years ended September 30, 2018, 2017 and 2016:

	Stock Options			Warrants
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Grant Date		Exercise	Grant Date
(in millions, except per share data)	Options	Price	Fair Value	Units	Price	Fair Value
As of September 30, 2015	4.7	$9.25	$3.70	1.8	$13.13	$9.66
Granted	0.1	13.93	5.07	—	—	—
Exercised	(0.6)	7.82	3.05	(0.6)	13.13	(3.22)
As of September 30, 2016	4.2	9.48	3.80	1.2	13.13	6.44
Granted	0.3	15.39	5.96	—	—
Exercised	(0.5)	11.28	4.48	(0.6)	13.13	(3.22)
As of September 30, 2017	4.0	9.69	3.88	0.6	13.13	3.22
Granted	—	—	—	—	—	—
Exercised	(2.5)	(8.38)	(3.33)	(0.6)	13.13	(3.22)
As of July 13, 2018	1.5	11.80	4.78	—	$—	$—
Vested and exercisable at September 30, 2018	0.2	$73.29	$4.78

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock option awards and warrants are determined using the Black-Scholes option pricing model.  The following assumptions were used in the determination of these grant date fair values for options awarded using the Black-Scholes option pricing model:

	2017	2016
Risk-free interest rate	1.80% to 2.25%	1.80% to 2.25%
Assumed dividend yield	- %	- %
Expected option term	5.0 to 6.5 years	5.0 to 5.5 years
Volatility	35.1% to 37.5%	37.4% to 37.9%

During the year ended September 30, 2018, HRG stock option awards with a fair value of $0.8 million vested.  The intrinsic value of HRG share options exercised during the year ended September 30, 2018 was $21.5 million which HRG received $19.9 million in cash settlement. As of September 30, 2018, there are 0.2 million vested and exercisable HRG options outstanding with a weighted average exercise price of $73.29, as converted due to the reverse stock split to facilitate the Spectrum Merger.

HRG measures shared based compensation expense of its restricted stock awards based on the fair value of the awards, as determined based on the market price of the HRG shares of common stock on the grant date and recognizes these costs on a straight-line basis over the requisite period of the awards.  The following is a summary of HRG restricted stock awards during the years ended September 30, 2018, 2017 and 2016:

	Restricted Stock Awards			Restricted Stock Units
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Units	Fair Value	Date	Units	Fair Value	Date
As of September 30, 2015	4.3	$11.74	$50.3	0.1	$12.33	$0.5
Granted	0.1	13.93	1.4	0.1	13.93	0.1
Exercised	(2.4)	11.01	(26.5)	(0.1)	13.93	(0.1)
As of September 30, 2016	2.0	12.74	25.2	0.1	12.33	0.5
Granted	0.1	15.71	0.3	—	—	—
Exercised	(2.0)	12.73	(23.6)	(0.1)	12.33	(0.5)
As of September 30, 2017	0.1	13.36	1.9	—	—	—
Granted	0.1	16.85	0.4	—	—	—
Exercised	(0.2)	(13.85)	(2.3)	—	—	—
Outstanding, vested and exercisable at July 13, 2018	—	$—	$—	—	$—	$—

There is no remaining unrecognized pre-tax compensation cost associated with HRG share-based awards as of September 30, 2018.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. The Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

Environmental. The Company has provided for the estimated costs of $4.1 million and $4.4 million, as of September 30, 2018 and 2017, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such contingent liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of September 30, 2018 and 2017, the Company recognized $8.2 million and $5.3 million, respectively, in product liability accruals, respectively, included in Other Current Liabilities on the Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $6.9 million and $6.4 million of warranty accruals as of September 30, 2018 and 2017, respectively, included in Other Current Liabilities on the Consolidated Statement of Financial Statement.

Product Safety Recall. On June 10, 2017, the Company initiated a voluntary safety recall of various rawhide chew products for dogs sold by the Company’s PET segment due to possible chemical contamination. As a result, the Company recognized a loss related to the recall of $18.9 million and $35.8 million for the year ended September 30, 2018, and 2017 which was comprised of non-cash inventory write-offs at our distribution centers and production facilities of $4.1 million and $15.0 million for the years ended September 30, 2018 and 2017, respectively; reduction in net sales for returned or disposed product held by our customers of $2.0 million and $7.1 million for the years ended September 30, 2018 and 2017, respectively; and incremental costs of disposal, operating costs during temporary shutdown of production facilities and subsequent start-up of production facilities impacted by the recall of $12.9 million and $13.7 million, respectively for the years ended September 30, 2018 and 2017, respectively. The Company suspended production at facilities impacted by the product safety recall, completed a comprehensive manufacturing review and subsequently recommenced production during the fourth quarter ended September 30, 2017. The impacted production facilities were subject to incremental costs during start-up requiring alternative treatment on affected product SKUs until appropriate regulatory approvals were received.  The amounts for customer losses reflect the cost of the affected products returned to or replaced by the Company and the expected cost to reimburse customers for costs incurred by them related to the recall. The incremental costs incurred directly by the company do not include lost earnings associated with interruption of production at the Company’s facilities, or the costs to put into place corrective and preventative actions at those facilities. As of September 30, 2017, the Company had an outstanding accrual of $5.8 million associated with expected customer losses and disposal costs. There have been no lawsuits or claims filed against the Company related to the recalled product.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SEGMENT INFORMATION

Spectrum identifies its segments based upon the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. As of the date of the merger effective July 13, 2018, the Company changed its operating and reporting segments to be consistent with the segment reporting of Spectrum. The Company manufactures, markets and/or distributes multiple product lines through various distribution networks, and in multiple geographic regions. The Company manages its business in four vertically integrated, product-focused reporting segments: (i) Hardware & Home Improvement, which consists of the Company’s worldwide hardware, home improvement and plumbing businesses; (ii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business; (iii) Home and Garden, which consists of the Company’s home and garden and insect control businesses; and (iv) Global Auto Care, and consists of the Company’s automotive appearance and performance products. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives, and has a president responsible for the sales and marketing initiatives and financial results for product lines within the segment. Net sales attributable to foreign countries are determined based on the domiciled country of the customer.

Net sales relating to the segments of the Company for the years ended September 30, 2018, 2017 and 2016 are as follows:

(in millions)	2018	2017	2016
HHI	$1,377.7	$1,276.1	$1,241.0
PET	820.5	793.2	825.7
H&G	482.2	493.3	509.0
GAC	465.5	446.9	453.7
Net sales	$3,145.9	$3,009.5	$3,029.4

The Chief Operating Decision Maker uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:

•	Share based compensation expense as it is a non-cash based compensation cost, see Note 17 - Share Based Compensation to the Consolidated Financial Statements for further details;
•

Acquisition and integration charges that consist of transaction costs from acquisition transactions during the period or subsequent integration related project costs directly associated with the acquired business, see Note 4 – Acquisitions to the Consolidated Financial Statements for further details;

•

Restructuring and related charges, which consist of project costs associated with restructuring initiatives across the segments, see Note 5 - Restructuring and Related Charges to the Consolidated Financial Statements for further details;

•	Non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition (when applicable);
•	Non-cash asset impairments or write-offs realized on goodwill, intangible assets, and property plant and equipment (when applicable). See Note 10 – Goodwill and Intangible Assets for further details;
•	Incremental costs associated with a safety recall in PET. See Note 18 – Commitments and Contingencies to the Consolidated Financial Statements for further details;
•	Transactions costs directly associated with the Spectrum Merger. See Note 4 – Acquisitions to the Consolidated Financial Statements for further details;
•

Non-recurring HRG net operating costs considered to be redundant or duplicative as a result of the Spectrum Merger and not considered a component of the continuing commercial products company post-merger, including compensation and benefits, directors fees, professional fees, insurance, public company costs, amongst others, and including interest and other non-recurring income that will ultimately be eliminated following the transaction; including a one-time cost for the termination of a legacy HRG pension plan of $1.2 million and one-time lease termination cost for the HRG New York based corporate office of $3.1 million during the year ended September 30, 2018.

•	Net operating results of Salus as they are not considered a component of the continuing commercial products company; and
•	Other adjustments as further discussed.

During the fiscal year ended September 30, 2018, other adjustments consist of incremental costs for separation of key senior executives and costs attributable to flood damage at the Company’s corporate headquarters in Wisconsin.  During the fiscal year ended September 30, 2017, other adjustments consists of an adjustment for the devaluation of cash and cash equivalents denominated in Venezuelan currency.  During the fiscal year ended September 30, 2016, other adjustments consist of onboarding costs of a key executive.

Segment Adjusted EBITDA in relation to the Company’s reportable segments for SBH and SB/RH for the years ended September 30, 2018, 2017 and 2016, is as follows:

SBH (in millions)	2018	2017	2016
HHI	$254.7	$254.4	$241.6
PET	136.7	142.7	140.1
H&G	107.5	133.0	138.3
GAC	99.3	148.4	153.4
Total Segment Adjusted EBITDA	598.2	678.5	673.4
Corporate expenses	36.3	39.3	31.9
Interest expense	264.6	309.9	334.5
Depreciation and amortization	131.7	132.2	120.4
Share-based compensation	11.8	52.9	70.8
Acquisition and integration related charges	14.3	15.6	34.1
Restructuring and related charges	92.8	60.4	14.0
Write-off from impairment of intangible assets	20.3	16.3	2.7
Write-off from impairment of goodwill	92.5	—	—
Inventory acquisition step-up	0.8	3.3	—
Pet safety recall	18.9	35.8	—
Spectrum merger related transaction charges	45.9	7.6	—
Non-recurring HRG operating costs	18.9	31.9	72.5
Salus	1.1	4.0	(17.4)
Venezuela devaluation	—	0.4	—
Other	4.6	—	0.7
(Loss) income from operations before income taxes	$(156.3)	$(31.1)	$9.2

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SBRH (in millions)	2018	2017	2016
HHI	$254.7	$254.4	$241.6
PET	136.7	142.7	140.1
H&G	107.5	133.0	138.3
GAC	99.3	148.4	153.4
Total Segment Adjusted EBITDA	598.2	678.5	673.4
Corporate expenses	37.2	38.5	31.4
Interest expense	167.6	161.3	182.0
Depreciation and amortization	131.0	131.6	119.7
Share-based compensation	8.7	44.9	52.1
Acquisition and integration related charges	14.3	15.6	34.1
Restructuring and related charges	92.8	60.4	14.0
Write-off from impairment of intangible assets	20.3	16.3	2.7
Write-off from impairment of goodwill	92.5	—	—
Inventory acquisition step-up	0.8	3.3	—
Pet safety recall	18.9	35.8	—
Venezuela devaluation	—	0.4	—
Other	4.6	—	0.7
Income from continuing operations before income taxes	$9.5	$170.4	$236.7

Other financial information relating to the segments of SBH and SB/RH are as follows for the years ended September 30, 2018, 2017 and 2016 and as of September 30, 2018 and 2017:

	SBH			SB/RH

Depreciation and amortization (in millions)	2018	2017	2016	2018	2017	2016
HHI	40.0	38.3	35.4	40.0	38.3	35.4
PET	42.3	43.1	42.7	42.3	43.1	42.7
H&G	18.8	17.6	15.2	18.8	17.6	15.2
GAC	16.3	21.1	17.5	16.3	21.1	17.5
Total segments	117.4	120.1	110.8	117.4	120.1	110.8
Corporate	14.3	12.1	9.6	13.6	11.5	8.9
Total depreciation and amortization	$131.7	$132.2	$120.4	$131.0	$131.6	$119.7

	SBH			SB/RH
Capital expenditures (in millions)	2018	2017	2016	2018	2017	2016
HHI	15.6	25.4	22.3	15.6	25.4	22.3
PET	24.3	20.2	14.2	24.3	20.2	14.2
H&G	6.4	6.5	6.9	6.4	6.5	6.9
GAC	5.9	13.9	2.0	5.9	13.9	2.0
Total segment capital expenditures	52.2	66.0	45.4	52.2	66.0	45.4
Corporate	12.5	11.8	15.6	12.5	11.8	15.3
Total capital expenditures	$64.7	$77.8	$61.0	$64.7	$77.8	$60.7

	SBH		SB/RH
Segment total assets (in millions)	2018	2017	2018	2017
HHI	1,641.1	1,698.2	1,641.1	1,698.2
PET	1,367.1	1,395.5	1,367.1	1,395.5
H&G	526.7	546.0	526.7	546.0
GAC	1,422.8	1,520.3	1,422.8	1,520.3
Total segment assets	4,957.7	5,160.0	4,957.7	5,160.0
Corporate	831.8	383.6	714.3	264.0
Total assets	$5,789.5	$5,543.6	$5,672.0	$5,424.0

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net sales SBH and SB/RH for the years ended September 30, 2018, 2017 and 2016 and long-lived asset information as of September 30, 2018 and 2017 by geographic area are as follows:

Net sales to external parties - Geographic Disclosure (in millions)	2018	2017	2016
United States	$2,561.1	$2,417.8	$2,410.2
Europe/MEA	251.0	270.7	300.0
Latin America	92.8	90.3	109.9
North America - Other	154.6	144.7	129.8
Asia-Pacific	86.4	86.0	79.5
Net sales	$3,145.9	$3,009.5	$3,029.4

	SBH		SB/RH
Long-lived assets - Geographic Disclosure (in millions)	2018	2017	2018	2017
United States	$355.5	$361.9	$355.5	$361.1
Europe/MEA	77.8	71.8	77.8	71.8
Latin America	20.8	25.4	20.8	25.4
North America - Other	1.4	1.9	1.4	1.9
Asia-Pacific	39.4	42.9	39.4	42.9
Total long-lived assets	$494.9	$503.9	$494.9	$503.1

NOTE 20 - EARNINGS PER SHARE – SBH

Basic earnings per share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that would occur if share-based awards were converted into common shares that then shared in the net income of the entity available to common shareholders, as long as their effect is not antidilutive. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of potentially diluted share-based awards. The Company uses the treasury stock method to reflect dilution of restricted stock units.  Performance based restricted stock units are excluded if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period.  The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the years ended September 30, 2018, 2017 and 2016, are as follows:

(in millions, except per share amounts)	2018	2017	2016
Numerator
Net income (loss) from continuing operations attributable to controlling interest	$230.1	$(121.1)	$(45.8)
Income (loss) from discontinued operations attributable to controlling interest	538.2	227.1	(153.0)
Net income (loss) attributable to controlling interest	$768.3	$106.0	$(198.8)
Denominator
Weighted average shares outstanding - basic	36.9	32.2	32.0
Dilutive shares	0.1	—	—
Weighted average shares outstanding - diluted	37.0	32.2	32.0
Earnings per share
Basic earnings per share from continuing operations	$6.23	$(3.75)	$(1.43)
Basic earnings per share from discontinued operations	14.56	7.04	(4.78)
Basic earnings per share	$20.79	$3.29	$(6.21)
Diluted earnings per share from continuing operations	$6.21	$(3.75)	$(1.43)
Diluted earnings per share from discontinued operations	14.53	7.04	(4.78)
Diluted earnings per share	$20.74	$3.29	$(6.21)
Weighted average number of anti-dilutive shares excluded from denominator	—	0.4	0.5

The weighted average shares and earnings per share data on the Consolidated Statements of Income were retrospectively adjusted for all periods presented to reflect the effect of the reverse stock split on July 13, 2018, associated with the closing of the Spectrum Merger. See Note 4 – Acquisitions for further discussion on Spectrum Merger. Using (i) the 20-trading-day volume-weighted average price per share of Spectrum common stock ending on July 12, 2018, (ii) the number of shares of Spectrum common stock outstanding, the number of shares of Spectrum common stock held by HRG and its subsidiaries and the number of shares of Spectrum common stock outstanding as of July 12, 2018, (iii) $328.2 million of HRG net indebtedness and transaction expenses at closing, and (iv) a $200.0 million upward adjustment contemplated by the Merger Agreement, each HRG stockholder received a reverse stock split of approximately 0.1613 of each share of HRG stock. The following is a recalculation of the weighted average shares adjusted for the impact of the reverse stock split for the years ended September 30, 2017 and 2016.

(in millions, except per share amounts)	2017	2016
Basic
HRG weighted average shares	200.0	198.4
HRG share conversion at 1 to 0.1613	32.2	32.0
Diluted
HRG weighted average shares	200.0	198.4
HRG share conversion at 1 to 0.1613	32.2	32.0

As part of the Spectrum Merger, each share of Spectrum common stock and outstanding was converted into the right to receive one share of newly issued HRG common stock and exchange for HRG common stock. Due to the share exchange with Spectrum common stock shareholders, the total outstanding shares of the Company effectively increased 20.6 million shares in addition to the Company’s outstanding shares post-reverse stock split previously discussed.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – GUARANTOR STATEMENTS – SB/RH

Spectrum Brands, Inc. (“SBI”) with SB/RH as a parent guarantor (collectively, the “Parent”), with SBI’s domestic subsidiaries as subsidiary guarantors, has issued the 6.625% Notes under the 2020/22 Indenture, 6.125% Notes under the 2024 Indenture, the 5.75% Notes under the 2025 Indenture and the 4.00% Notes under the 2026 Indenture.

The following consolidating financial statements illustrate the components of the consolidated financial statements of SB/RH Holdings, LLC. The ‘Parent’ consists of the financial statements of Spectrum Brands, Inc. as the debt issuer, with SB/RH Holdings, LLC as a parent guarantor, without consolidated entities. SB/RH Holdings, LLC financial information is not presented separately as there are no independent assets or operations and is therefore determined not to be material. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions.

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$276.6	$1.8	$227.0	$—	$505.4
Trade receivables, net	88.5	84.0	81.7	—	254.2
Intercompany receivables	—	1,648.3	283.0	(1,931.3)	—
Other receivables	58.6	5.2	15.4	—	79.2
Inventories	163.2	223.5	134.4	(17.7)	503.4
Prepaid expenses and other	32.5	6.2	15.7	—	54.4
Current assets of business held for sale	1,069.8	83.3	809.4	(4.3)	1,958.2
Total current assets	1,689.2	2,052.3	1,566.6	(1,953.3)	3,354.8
Property, plant and equipment, net	172.1	177.2	145.6	—	494.9
Long-term intercompany receivables	321.3	70.3	11.6	(403.2)	—
Deferred charges and other	191.3	2.3	63.1	(186.3)	70.4
Goodwill	567.2	1,372.3	239.0	—	2,178.5
Intangible assets, net	390.0	970.9	170.7	—	1,531.6
Investments in subsidiaries	4,900.7	1,262.5	(2.9)	(6,160.3)	—
Total assets	$8,231.8	$5,907.8	$2,193.7	$(8,703.1)	$7,630.2
Liabilities and Shareholder's Equity
Current portion of long-term debt	$534.8	$4.4	$2.2	$(0.2)	$541.2
Accounts payable	124.7	167.2	144.2	—	436.1
Intercompany accounts payable	1,878.0	—	35.0	(1,913.0)	—
Accrued wages and salaries	25.4	2.2	18.3	—	45.9
Accrued interest	55.0	—	—	—	55.0
Other current liabilities	43.9	24.2	50.2	—	118.3
Current liabilities of business held for sale	197.9	1.4	457.6	—	656.9
Total current liabilities	2,859.7	199.4	707.5	(1,913.2)	1,853.4
Long-term debt, net of current portion	3,613.4	88.2	11.8	—	3,713.4
Long-term intercompany debt	11.6	295.0	114.7	(421.3)	—
Deferred income taxes	52.1	418.9	51.7	(191.6)	331.1
Other long-term liabilities	69.6	5.6	45.4	—	120.6
Total liabilities	6,606.4	1,007.1	931.1	(2,526.1)	6,018.5
Shareholder's equity:
Other capital	2,096.7	803.7	(1,361.8)	534.4	2,073.0
Accumulated (deficit) earnings	(235.6)	4,303.0	2,814.5	(7,117.4)	(235.5)
Accumulated other comprehensive loss	(235.7)	(206.0)	(200.0)	406.0	(235.7)
Total shareholder's equity	1,625.4	4,900.7	1,252.7	(6,177.0)	1,601.8
Non-controlling interest	—	—	9.9	—	9.9
Total equity	1,625.4	4,900.7	1,262.6	(6,177.0)	1,611.7
Total liabilities and equity	$8,231.8	$5,907.8	$2,193.7	$(8,703.1)	$7,630.2

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$6.0	$4.8	$157.4	$—	$168.2
Trade receivables, net	85.4	102.4	78.2	—	266.0
Intercompany receivables	0.7	1,288.1	335.4	(1,624.2)	—
Other receivables	4.4	4.7	10.6	(1.0)	18.7
Inventories	184.7	205.6	126.4	(20.4)	496.3
Prepaid expenses and other	30.9	8.6	14.6	0.1	54.2
Current assets of business held for sale	228.7	0.2	378.4	(4.3)	603.0
Total current assets	540.8	1,614.4	1,101.0	(1,649.8)	1,606.4
Property, plant and equipment, net	182.2	178.9	142.0	—	503.1
Long-term intercompany receivables	317.2	96.6	12.5	(426.3)	—
Deferred charges and other	244.2	3.0	35.6	(254.4)	28.4
Goodwill	568.6	1,463.4	245.1	—	2,277.1
Intangible assets, net	401.4	1,027.7	182.9	—	1,612.0
Investments in subsidiaries	4,730.1	1,290.3	—	(6,020.4)	—
Noncurrent assets of business held for sale	814.3	124.4	438.2	—	1,376.9
Total assets	$7,798.8	$5,798.7	$2,157.3	$(8,350.9)	$7,403.9
Liabilities and Shareholder's Equity
Current portion of long-term debt	$13.8	$4.3	$5.2	$(3.9)	$19.4
Accounts payable	122.2	108.3	141.1	—	371.6
Intercompany accounts payable	1,629.6	—	—	(1,629.6)	—
Accrued wages and salaries	27.5	2.3	20.1	—	49.9
Accrued interest	48.5	—	—	—	48.5
Other current liabilities	50.1	25.6	44.2	(1.0)	118.9
Current liabilities of business held for sale	177.3	0.9	322.4	—	500.6
Total current liabilities	2,069.0	141.4	533.0	(1,634.5)	1,108.9
Long-term debt, net of current portion	3,650.8	92.1	9.4	—	3,752.3
Long-term intercompany debt	12.6	302.1	102.4	(417.1)	—
Deferred income taxes	177.9	523.5	52.0	(260.2)	493.2
Other long-term liabilities	11.5	6.1	40.4	—	58.0
Noncurrent liabilities of business held for sale	22.8	3.4	129.9	—	156.1
Total liabilities	5,944.6	1,068.6	867.1	(2,311.8)	5,568.5
Shareholder's equity:
Other capital	2,107.1	1,089.9	(1,075.0)	(43.0)	2,079.0
Accumulated (deficit) earnings	(42.8)	3,814.1	2,521.6	(6,335.7)	(42.8)
Accumulated other comprehensive loss	(210.1)	(173.9)	(165.2)	339.6	(209.6)
Total shareholder's equity	1,854.2	4,730.1	1,281.4	(6,039.1)	1,826.6
Non-controlling interest	—	—	8.8	—	8.8
Total equity	1,854.2	4,730.1	1,290.2	(6,039.1)	1,835.4
Total liabilities and equity	$7,798.8	$5,798.7	$2,157.3	$(8,350.9)	$7,403.9

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income		Guarantor	Nonguarantor
Year Ended September 30, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,389.2	$2,448.0	$1,192.7	$(1,884.0)	$3,145.9
Cost of goods sold	1,022.5	1,912.6	930.6	(1,886.2)	1,979.5
Restructuring and related charges	—	9.3	3.5	—	12.8
Gross profit	366.7	526.1	258.6	2.2	1,153.6
Selling	179.2	177.7	135.9	(0.5)	492.3
General and administrative	110.6	105.8	29.8	(0.3)	245.9
Research and development	7.5	12.0	8.8	—	28.3
Acquisition and integration related charges	6.2	4.3	3.8	—	14.3
Restructuring and related charges	59.3	10.8	9.9	—	80.0
Impairment of goodwill	—	92.5	—	—	92.5
Impairment of intangible assets	—	20.3	—	—	20.3
Total operating expense	362.8	423.4	188.2	(0.8)	973.6
Operating income	3.9	102.7	70.4	3.0	180.0
Interest expense	145.1	20.9	1.6	—	167.6
Other non-operating (income) expense, net	(215.5)	(35.9)	(0.8)	255.1	2.9
Income from operations before income taxes	74.3	117.7	69.6	(252.1)	9.5
Income tax (benefit) expense	(7.8)	(100.2)	32.7	0.5	(74.8)
Net income from continuing operations	82.1	217.9	36.9	(252.6)	84.3
Income from discontinued operations, net of tax	98.7	117.0	120.3	(237.4)	98.6
Net income	180.8	334.9	157.2	(490.0)	182.9
Net income attributable to non-controlling interest	—	—	1.4	—	1.4
Net income attributable to controlling interest	$180.8	$334.9	$155.8	$(490.0)	$181.5

Statement of Income		Guarantor	Nonguarantor
Year Ended September 30, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,164.2	$1,963.8	$1,102.9	$(1,221.4)	$3,009.5
Cost of goods sold	782.5	1,393.0	854.5	(1,214.6)	1,815.4
Restructuring and related charges	—	18.1	—	—	18.1
Gross profit	381.7	552.7	248.4	(6.8)	1,176.0
Selling	169.4	175.8	130.1	(1.5)	473.8
General and administrative	167.4	83.1	13.6	0.1	264.2
Research and development	7.9	10.5	8.8	—	27.2
Acquisition and integration related charges	14.2	1.3	0.1	—	15.6
Restructuring and related charges	28.2	7.6	6.5	—	42.3
Write-off from impairment of intangible assets	—	16.3	—	—	16.3
Total operating expense	387.1	294.6	159.1	(1.4)	839.4
Operating income	(5.4)	258.1	89.3	(5.4)	336.6
Interest expense	137.9	18.7	4.7	—	161.3
Other non-operating (income) expense, net	(222.2)	(44.6)	(0.1)	271.8	4.9
Income from operations before income taxes	78.9	284.0	84.7	(277.2)	170.4
Income tax (benefit) expense	(54.8)	60.3	36.6	(0.8)	41.3
Net income from continuing operations	133.7	223.7	48.1	(276.4)	129.1
Income from discontinued operations, net of tax	173.8	140.8	147.7	(290.2)	172.1
Net income	307.5	364.5	195.8	(566.6)	301.2
Net income attributable to non-controlling interest	—	—	1.3	—	1.3
Net income attributable to controlling interest	$307.5	$364.5	$194.5	$(566.6)	$299.9

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income		Guarantor	Nonguarantor
Year ended September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,108.4	$1,974.0	$1,096.3	$(1,149.3)	$3,029.4
Cost of goods sold	740.2	1,371.1	828.5	(1,148.3)	1,791.5
Restructuring and related charges	—	—	0.2	—	0.2
Gross profit	368.2	602.9	267.6	(1.0)	1,237.7
Selling	163.2	180.1	134.8	(0.7)	477.4
General and administrative	147.0	95.6	16.8	(0.1)	259.3
Research and development	8.5	10.0	8.5	—	27.0
Acquisition and integration related charges	20.1	4.7	9.3	—	34.1
Restructuring and related charges	0.1	10.1	3.6	—	13.8
Write-off from impairment of intangible assets	—	2.7	—	—	2.7
Total operating expense	338.9	303.2	173.0	(0.8)	814.3
Operating income	29.3	299.7	94.6	(0.2)	423.4
Interest expense	151.1	19.9	11.0	—	182.0
Other non-operating (income) expense, net	(372.2)	(131.7)	5.0	503.6	4.7
Income from operations before income taxes	250.4	411.5	78.6	(503.8)	236.7
Income tax (benefit) expense	(23.0)	40.0	(53.4)	(2.6)	(39.0)
Net income from continuing operations	273.4	371.5	132.0	(501.2)	275.7
Income from discontinued operations, net of tax	76.7	62.4	66.0	(128.5)	76.6
Net income	350.1	433.9	198.0	(629.7)	352.3
Net income attributable to non-controlling interest	—	—	0.4	—	0.4
Net income attributable to controlling interest	$350.1	$433.9	$197.6	$(629.7)	$351.9

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year Ended September 30, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$180.8	$334.9	$157.2	$(490.0)	$182.9
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(44.3)	(43.6)	(46.2)	89.8	(44.3)
Unrealized gain on derivative instruments	16.2	13.3	13.3	(26.6)	16.2
Defined benefit pension gain (loss)	1.7	(2.6)	(2.6)	5.2	1.7
Other comprehensive loss	(26.4)	(32.9)	(35.5)	68.4	(26.4)
Comprehensive income	154.4	302.0	121.7	(421.6)	156.5
Comprehensive loss attributable to non-controlling interest	—	—	(0.3)	—	(0.3)
Comprehensive income attributable to controlling interest	$154.4	$302.0	$122.0	$(421.6)	$156.8

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year Ended September 30, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$307.5	$364.5	$195.8	$(566.6)	$301.2
Other comprehensive income (loss), net of tax:
Foreign currency translation gain	29.1	32.0	34.3	(66.3)	29.1
Unrealized loss on derivative instruments	(29.1)	(15.1)	(15.1)	30.2	(29.1)
Defined benefit pension gain	19.6	14.6	14.7	(29.3)	19.6
Other comprehensive gain	19.6	31.5	33.9	(65.4)	19.6
Comprehensive income	327.1	396.0	229.7	(632.0)	320.8
Comprehensive loss attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Comprehensive income attributable to controlling interest	$327.1	$396.0	$229.9	$(632.0)	$321.0

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year ended September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$350.1	$433.9	$198.0	$(629.7)	$352.3
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(8.5)	(8.3)	(6.1)	14.4	(8.5)
Unrealized gain on derivative instruments	7.0	3.2	3.2	(6.3)	7.1
Defined benefit pension loss	(28.2)	(25.4)	(25.4)	50.8	(28.2)
Other comprehensive loss	(29.7)	(30.5)	(28.3)	58.9	(29.6)
Comprehensive income	320.4	403.4	169.7	(570.8)	322.7
Comprehensive loss attributable to non-controlling interest	—	—	(0.3)	—	(0.3)
Comprehensive income attributable to controlling interest	$320.4	$403.4	$170.0	$(570.8)	$323.0

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows		Guarantor	Nonguarantor
Year Ended September 30, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities from continuing operations	$(328.1)	$49.0	$800.0	$(340.3)	$180.6
Net cash provided by operating activities from discontinued operations	18.8	0.1	32.5	120.5	171.9
Net cash (used) provided by operating activities	(309.3)	49.1	832.5	(219.8)	352.5
Cash flows from investing activities	.
Purchases of property, plant and equipment	(22.8)	(18.5)	(23.4)	—	(64.7)
Proceeds from sales of property, plant and equipment	0.7	0.1	2.0	—	2.8
Other investing activity, net	—	(0.2)	(0.3)	—	(0.5)
Net cash used by investing activities from continuing operations	(22.1)	(18.6)	(21.7)	—	(62.4)
Net cash used by investing activities from discontinued operations	(18.8)	(0.1)	(17.9)	—	(36.8)
Net cash used by investing activities	(40.9)	(18.7)	(39.6)	—	(99.2)
Cash flows from financing activities
Proceeds from issuance of debt	520.0	—	19.6	—	539.6
Payment of debt	(52.3)	—	(7.2)	—	(59.5)
Payment of debt issuance costs	(0.4)	—	—	—	(0.4)
Payment of cash dividends to parent	(374.2)	—	—	—	(374.2)
Advances related to intercompany transactions	527.7	(33.4)	(714.1)	219.8	—
Net cash provided (used) by financing activities from continuing operations	620.8	(33.4)	(701.7)	219.8	105.5
Net cash used by financing activities from discontinued operations	—	—	(14.6)	—	(14.6)
Net cash provided (used) by financing activities	620.8	(33.4)	(716.3)	219.8	90.9
Effect of exchange rate changes on cash and cash equivalents	—	—	(7.0)	—	(7.0)
Net decrease in cash and cash equivalents	270.6	(3.0)	69.6	—	337.2
Cash and cash equivalents, beginning of period	6.0	4.8	157.4	—	168.2
Cash and cash equivalents, end of period	$276.6	$1.8	$227.0	$—	$505.4

Statement of Cash Flows		Guarantor	Nonguarantor
Year Ended September 30, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities from continuing operations	$625.0	$164.5	$(153.4)	$(313.1)	$323.0
Net cash provided by operating activities from discontinued operations	22.0	—	23.8	278.8	324.6
Net cash provided (used) by operating activities	647.0	164.5	(129.6)	(34.3)	647.6
Cash flows from investing activities
Purchases of property, plant and equipment	(26.4)	(25.4)	(26.0)	—	(77.8)
Proceeds from sales of property, plant and equipment	0.2	0.3	3.4	—	3.9
Business acquisitions, net cash acquired	(304.7)	—	—	—	(304.7)
Other investing activities	—	(1.2)	(0.3)	—	(1.5)
Net cash used by investing activities from continuing operations	(330.9)	(26.3)	(22.9)	—	(380.1)
Net cash used by investing activities from discontinued operations	(21.0)	—	(15.5)	—	(36.5)
Net cash used by investing activities	(351.9)	(26.3)	(38.4)	—	(416.6)
Cash flows from financing activities
Proceeds from issuance of debt	250.0	—	15.6	—	265.6
Payment of debt	(213.9)	—	(9.4)	—	(223.3)
Payment of debt issuance costs	(5.9)	—	—	—	(5.9)
Purchase of noncontrolling interest	(12.6)	—	—	—	(12.6)
Payment of cash dividends to parent	(350.8)	—	—	—	(350.8)
Advances related to intercompany transactions	(54.3)	(135.9)	155.9	34.3	—
Net cash (used) provided by financing activities from continuing operations	(387.5)	(135.9)	162.1	34.3	(327.0)
Net cash provided by financing activities from discontinued operations	(1.0)	—	(8.3)	—	(9.3)
Net cash (used) provided by financing activities	(388.5)	(135.9)	153.8	34.3	(336.3)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	—	(0.4)		(0.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	3.1	—	3.1
Net decrease in cash and cash equivalents	(93.4)	2.3	(11.5)	—	(102.6)
Cash and cash equivalents, beginning of period	99.4	2.5	168.9	—	270.8
Cash and cash equivalents, end of period	$6.0	$4.8	$157.4	$—	$168.2

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows		Guarantor	Nonguarantor
Year ended September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities from continuing operations	$(392.4)	$412.7	$(132.0)	$560.0	$448.3
Net cash provided (used) by operating activities from discontinued operations	21.7	—	16.8	114.8	153.3
Net cash (used) provided by operating activities	(370.7)	412.7	(115.2)	674.8	601.6
Cash flows from investing activities	.
Purchases of property, plant and equipment	(25.4)	(12.7)	(22.6)	—	(60.7)
Proceeds from sales of property, plant and equipment	0.1	—	0.8	—	0.9
Other investing activity, net	—	(3.2)	—	—	(3.2)
Net cash used by investing activities from continuing operations	(25.3)	(15.9)	(21.8)	—	(63.0)
Net cash used by investing activities from discontinued operations	(20.8)	—	(14.6)	—	(35.4)
Net cash used by investing activities	(46.1)	(15.9)	(36.4)	—	(98.4)
Cash flows from financing activities
Proceeds from issuance of debt	491.5	—	6.9	—	498.4
Payment of debt	(862.8)	—	(1.6)	—	(864.4)
Payment of debt issuance costs	(9.3)	—	—	—	(9.3)
Payment of cash dividends to parent	(97.2)	—	—	—	(97.2)
Payment of contingent consideration	(3.2)	—	—	—	(3.2)
Advances related to intercompany transactions	985.1	(402.9)	92.6	(674.8)	—
Net cash provided (used) by financing activities from continuing operations	504.1	(402.9)	97.9	(674.8)	(475.7)
Net cash used by financing activities from discontinued operations	(0.9)	—	(2.3)	—	(3.2)
Net cash provided (used) by financing activities	503.2	(402.9)	95.6	(674.8)	(478.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.4)	—	(1.4)
Net decrease in cash and cash equivalents	86.4	(6.1)	(57.4)	—	22.9
Cash and cash equivalents, beginning of period	13.0	8.6	226.3	—	247.9
Cash and cash equivalents, end of period	$99.4	$2.5	$168.9	$—	$270.8

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - QUARTERLY RESULTS (UNAUDITED)

Spectrum Brands Holdings, Inc.

	Quarter Ended
SBH 2018 (in millions, except per share)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Revenue	$787.8	$945.5	$766.1	$646.5
Gross profit	289.9	354.6	268.2	240.9
Net (loss) income from continuing operations	(151.7)	415.3	(37.3)	78.1
Income from discontinued operations, net of tax	35.5	17.4	13.9	500.8
Net income (loss)	(116.2)	432.6	(23.4)	578.9
Net income (loss) attributable to controlling interest	(115.8)	405.5	(28.9)	507.4
Earnings Per Share
Basic earnings per share from continuing operations	$(3.00)	$11.90	$(1.15)	$0.89
Basic earnings per share from discontinued operations	0.69	0.48	0.26	14.80
Basic earnings per share	$(2.31)	$12.38	$(0.89)	$15.69
Diluted earnings per share from continuing operations	$(3.00)	$11.89	$(1.15)	$0.88
Diluted earnings per share from discontinued operations	0.69	0.48	0.26	14.67
Diluted earnings per share	$(2.31)	$12.37	$(0.89)	$15.55

	Quarter Ended
SBH 2017 (in millions, except per share)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Revenue	$787.8	$863.0	$757.4	$602.3
Gross profit	310.0	320.3	307.7	239.1
Net (loss) income from continuing operations	(23.3)	3.8	(7.8)	(42.0)
Income from discontinued operations, net of tax	47.3	36.0	(43.6)	302.8
Net income (loss)	24.0	39.8	(51.4)	260.8
Net income (loss) attributable to controlling interest	(26.2)	2.1	(82.1)	212.2
Earnings Per Share
Basic earnings per share from continuing operations	$(1.01)	$(0.51)	$(0.75)	$(1.46)
Basic earnings per share from discontinued operations	0.20	0.58	(1.79)	8.03
Basic earnings per share	$(0.81)	$0.07	$(2.54)	$6.57
Diluted earnings per share from continuing operations	$(1.01)	$(0.51)	$(0.75)	$(1.46)
Diluted earnings per share from discontinued operations	0.20	0.58	(1.79)	8.03
Diluted earnings per share	$(0.81)	$0.07	$(2.54)	$6.57

During the fiscal fourth quarter of the year ended September 30, 2018, the Company identified a cumulative out of period error in Income from Discontinued Operations of $27.0 million, net of tax, from depreciation on property plant and equipment and amortization on definite-lived intangible assets that was included as part of the GBA disposal group and recognized as a component of discontinued operations subsequent to being recognized as held for sale effective December 29, 2017.  The Company has updated the summarized quarterly financial results for the fiscal second and third quarter to remove depreciation and amortization of $13.8 million and $13.2 million, net of tax, respectively, from Income from Discontinued Operations.  Additionally, the Company identified an out of period error in the fiscal fourth quarter of $19.6 million for the recognition of deferred tax assets that should have been recorded during the fiscal third quarter and has reflected the update in the summarized quarterly financial results above for the respective period.  The Company has concluded that the misstatements are not material to the consolidated financial statements.  The comparable periods in subsequent interim reports will be adjusted to reflect the corrected numbers noted in the table above and that change will be disclosed in those filings in a manner similar to that set forth above.

The earnings per share data on the was retrospectively adjusted for all periods presented to reflect the effect of the reverse stock split on July 13, 2018, associated with the closing of the Spectrum Merger. See Note 4 – Acquisitions for further discussion on Spectrum Merger. Using (i) the 20-trading-day volume-weighted average price per share of Spectrum common stock ending on July 12, 2018, (ii) the number of shares of Spectrum common stock outstanding, the number of shares of Spectrum common stock held by HRG and its subsidiaries and the number of shares of Spectrum common stock outstanding as of July 12, 2018, (iii) $328.2 million of HRG net indebtedness and transaction expenses at closing, and (iv) a $200.0 million upward adjustment contemplated by the Merger Agreement, each HRG stockholder received a reverse stock split of approximately 0.1613 of each share of HRG stock.

SPECTRUM BRANDS HOLDINGS, INC. (formerly HRG Group, Inc.)

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SB/RH Holdings, LLC

	Quarter Ended
SB/RH 2018 (in millions)	September 30, 2018	July 1, 2018	April 1, 2018	December 31, 2017
Revenue	$787.8	$945.5	$766.1	$646.5
Gross profit	289.9	354.6	268.2	240.9
Net (loss) income from continuing operations	(126.1)	69.6	12.3	128.5
Income from discontinued operations, net of tax	39.6	4.3	13.9	40.9
Net income (loss)	$(86.5)	$73.9	$26.2	$169.4

	Quarter Ended
SB/RH 2017 (in millions)	September 30, 2017	July 2, 2017	April 2, 2017	January 1, 2017
Net sales	$787.8	$862.9	$756.5	$602.3
Gross profit	309.9	320.2	306.8	239.1
Net (loss) income from continuing operations	23.7	51.1	42.1	12.2
Income from discontinued operations, net of tax	72.3	28.3	18.7	52.8
Net income (loss)	$96.0	$79.4	$60.8	$65.0

During the fiscal fourth quarter of the year ended September 30, 2018, the Company identified a cumulative out of period error in Income from Discontinued Operations of $27.0 million, net of tax, from depreciation on property plant and equipment and amortization on definite-lived intangible assets that was included as part of the GBA disposal group and recognized as a component of discontinued operations subsequent to being recognized as held for sale effective December 29, 2017.  The Company has updated the summarized quarterly financial results for the fiscal second and third quarter to remove depreciation and amortization of $13.8 million and $13.2 million, net of tax, respectively, from Income from Discontinued Operations.  The Company has concluded that the misstatements are not material to the consolidated financial statements.  The comparable periods in subsequent interim reports will be adjusted to reflect the corrected numbers noted in the table above and that change will be disclosed in those filings in a manner similar to that set forth above.

NOTE 23 – SUBSEQUENT EVENTS

GBL Divestiture

On November 15, 2018, subsequent to the year ended September 30, 2018, the Company entered into an amended acquisition agreement with Energizer for the previously disclosed sale of GBL to Energizer, to address a proposed remedy that Energizer submitted for consideration to the European Commission for review, including a potential downward adjustment to the purchase price of up to $200 million contingent upon the resolution and remedy with the European Commission.  Spectrum expects to complete the transaction by the second quarter of the fiscal year ending September 30, 2019, contingent upon the European Commissions approval.  The Company will continue to recognize the net assets of GBL as assets held for sale and a component of discontinued operations on the consolidated financial statements and does not anticipate that the adjustment to the purchase price will have an impact to the carrying value of the net assets.

HPC Divestiture

On November 15, 2018, subsequent to the year ended September 30, 2018, the Company made a strategic decision to cease marketing the HPC Division as held for sale, which was recognized as a component of discontinued operations from its GBA business.  As of September 30, 2018, HPC continued to meet the criteria for recognition of assets held for sale, as a component of its GBA business, along with GBL, in accordance with ASC 360 as the Company was actively marketing and was in active discussions with third parties for the potential sale of the HPC business.  As a result, the HPC business was classified as held for sale by the Company and discontinued operations for the year ended September 30, 2018 and all comparable periods.  Subsequent to September 30, 2018, management made a strategic decision to no longer actively market and pursue a sale of the HPC business and recognize HPC as a component of the ongoing operations of the consolidated group.  The Company will report the net assets as held for use and recognized operations as a component of continuing operations beginning the first quarter ended September 30, 2019 and for all comparable prior periods.

GAC Divestitiure

On November 15, 2018, subsequent to the year ended September 30, 2018, the Company entered into an agreement with Energizer Holdings, Inc. (“Energizer”) to sell its GAC business to Energizer for a $1.25 billion purchase price comprised of $937.5 million of cash and $312.5 million of Energizer equity.  As of September 30, 2018, GAC did not meet the criteria for recognition of assets held for sale in accordance with ASC 360 and therefore was classified as held for use by the Company and included as a component of the continuing operations for the year ended September 30, 2018.  The Company will report the net assets of GAC as held for sale and discontinued operations in all subsequent periods and retroactively adjust the comparable prior periods.  The net assets of GAC will be measured at their fair value, less an estimated cost to sell, in the first quarter of the fiscal year ended September 30, 2019 and with impairment of the net assets recognized during that period.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BRANDS HOLDINGS, INC.

By:	/s/ David M. Maura
David M. Maura
Chief Executive Officer and Chairman of the Board

DATE: November 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ David M. Maura David M. Maura	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ Douglas L. Martin Douglas L. Martin	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Kenneth C. Ambrecht Kenneth C. Ambrecht	Director
/s/ David S. Harris David S. Harris	Director
/s/ Norman S. Matthews Norman S. Matthews	Director
/s/ Terry L. Polistina Terry L. Polistina	Director
/s/ Hugh R. Rovit Hugh R. Rovit	Director
/s/ Joseph S. Steinberg Joseph S. Steinberg	Director
s/ Sherianne James Sherianne James	Director

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB/RH HOLDINGS, LLC By: Spectrum Brands Holdings, Inc., its Sole Member

By:	/s/ David M. Maura
David M. Maura
Chief Executive Officer and Director

DATE: November 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sole Member of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ David M. Maura David M. Maura	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ Douglas L. Martin Douglas L. Martin	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Kenneth C. Ambrecht Kenneth C. Ambrecht	Director
/s/ David S. Harris David S. Harris	Director
/s/ Norman S. Matthews Norman S. Matthews	Director
/s/ Terry L. Polistina Terry L. Polistina	Director
/s/ Hugh R. Rovit Hugh R. Rovit	Director
/s/ Joseph S. Steinberg Joseph S. Steinberg	Director
s/ Sherianne James Sherianne James	Director

EXHIBIT INDEX

Exhibit 2.1

Agreement and Plan of Merger, dated as of February 24, 2018, by and among Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.), Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.), HRG SPV Sub I, Inc. and HRG SPV Sub II, LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on February 26, 2018 (File No. 001-4219)) (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.).

Exhibit 2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of June 8, 2018, by and among Spectrum Brands Holdings, Inc., HRG Group, Inc., HRG SPV Sub I, Inc. and HRG SPV Sub II, LLC (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on July 13, 2018 (File No. 001-4219)).

Exhibit 2.3

Agreement and Plan of Merger, dated as of April 28, 2015 between Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.), Armored AutoGroup Parent Inc., Ignite Merger Sub, Inc. and Avista Capital Partners II GP, LLC, as representative for the shareholders and optionholders of Armored AutoGroup Parent Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on April 29, 2015 (File No. 001-34757)).

Exhibit 2.4

Acquisition Agreement, dated as of November 15, 2018, by and among Spectrum Brands Holdings, Inc. and Energizer Holdings, Inc. (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 19, 2018 (File No. 001-4219)) (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.)

Exhibit 2.5

Amended and Restated Acquisition Agreement, dated as of November 15, 2018, by and between Energizer Holdings, Inc. and Spectrum Brands Holdings, Inc. (incorporate herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc on November 19, 2018 (File No. 001-4219) (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.)

Exhibit 3.1

Amended and Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on July 13, 2018 (File No. 001-4219)).

Exhibit 3.2

Second Restated Bylaws of Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on July 13, 2018 (File No. 001-4219)).

Exhibit 3.3

Certificate of Formation of SB/RH Holdings, LLC (incorporated herein by reference to Exhibit 3.29 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands, Inc. on December 3, 2013 (File No. 333-192634)).

Exhibit 3.4

Operating Agreement of SB/RH Holdings, LLC (incorporated herein by reference to Exhibit 3.30 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands, Inc. on December 3, 2013 (File No. 333-192634)).

Exhibit 3.5

Certificate of Designation of Series B Preferred Stock of Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.), as filed with the Secretary of State of Delaware on February 26, 2018. (incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on July 13, 2018 (File No. 001-4219)).

Exhibit 4.1

Indenture governing Spectrum Brands, Inc.’s 6.375% Senior Notes due 2020 and 6.625% Senior Notes due 2022, dated as of November 16, 2012, between Spectrum Brands Escrow Corp. and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on November 21, 2012 (File No. 001-13615)).

Exhibit 4.2

Indenture governing Spectrum Brands, Inc.’s 6.125% Senior Notes due 2024, dated as of December 4, 2014, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on December 8, 2014 (File No. 001-34757)).

Exhibit 4.3

Indenture governing Spectrum Brands, Inc.’s 5.750% Senior Notes due 2025, dated as of May 20, 2015, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on May 20, 2015 (File No. 001-34757)).

Exhibit 4.4

Indenture governing Spectrum Brands, Inc.’s 4.000% Senior Notes due 2026, dated as of September 20, 2016, among Spectrum Brands, Inc., the guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent and Elavon Financial Services DAC, as registrar and transfer agent (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on December 8, 2014 (File No. 001-34757)).

Exhibit 4.5

Indenture governing the 7.750% Senior Notes due 2022, dated as of January 21, 2014, by and between Spectrum Brands Holdings, Inc. (formerly known as HRG Group, Inc. and also previously known as Harbinger Group Inc.) and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (formerly known as HRG Group, Inc. and also previously known as Harbinger Group Inc.) on January 21, 2014 (File No. 001-4219)).

Exhibit 4.6

Rights Agreement, dated as of February 24, 2018, between Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of Designation of Series B Preferred Stock of Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Terms of the Rights Agreement as Exhibit C (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on February 26, 2018 (File No. 001-4219)).

Exhibit 4.7

Rights Agreement, dated as of February 24, 2018, by and between Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) and Computershare Trust Company, N.A. (incorporated herein by reference to Exhibit 4.5 and included as Annex I to the joint proxy statement/prospectus included in the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on April 10, 2018 (File No. 333-224209)).

Exhibit 10.1

Registration Rights Agreement, dated as of May 20, 2015, by and among Spectrum Brands, Inc., the guarantors party thereto and the investors listed on the signature pages thereto, with respect to the 5.750% Notes (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on May 20, 2015 (File No. 001-34757)).

Exhibit 10.2

Shareholder Agreement, dated as of February 24, 2018, by and between Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) and Leucadia National Corporation (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on February 26, 2018 (File No. 001-4219)).

Exhibit 10.3

Credit Agreement, dated as of June 23, 2015, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto from time to time (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on June 23, 2015 (File No. 001-34757)).

Exhibit 10.4

First Amendment dated as of October 6, 2016 (to the Credit Agreement dated as of June 23, 2015), by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on October 6, 2016 (File No. 001-34757)).

Exhibit 10.5

Second Amendment dated as of March 6, 2017 (to the Credit Agreement dated as of June 23, 2015), by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on March 6, 2017 (File No. 001-34757)).

Exhibit 10.6

Third Amendment dated as of April 7, 2017 (to the Credit Agreement dated as of June 23, 2015), by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, Royal Bank of Canada, as arranger of the Third Amendment, and the lenders party thereto (filed by incorporation by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on April 7, 2017 (File No. 001-34757)).

Exhibit 10.7

Fourth Amendment dated as of May 16, 2017 (to the Credit Agreement dated as of June 23, 2015), by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent and the lenders party thereto (filed by incorporation by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on May 16, 2017 (File No. 001-34757)).

Exhibit 10.8

Fifth Amendment dated as of March 28, 2018 (to the Credit Agreement dated as of June 23, 2015), by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) (File No. 001-34757) and SB/RH Holdings, LLC (File No. 333-192634-03) on March 28, 2018).

Exhibit 10.9

Security Agreement, dated as of June 23, 2015, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the subsidiary guarantors party thereto from time to time and Deutsche Bank AG New York Branch, as collateral agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on June 23, 2015 (File No. 001-34757)).

Exhibit 10.10

Loan Guaranty, dated as of June 23, 2015, by and among SB/RH Holdings, LLC, the subsidiary guarantors party thereto from time to time and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on June 23, 2015 (File No. 001-34757)).

Exhibit 10.11+

Amended and Restated Employment Agreement, entered into as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on August 17, 2010(File No. 001-34757)).

Exhibit 10.12+

First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on November 22, 2010 (File No. 001-34757)).

Exhibit 10.13+

Retention Agreement, entered into as of April 29, 2014, by and between Spectrum Brands, Inc. and Anthony Genito (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on May 5, 2014 (File No. 001-34757)).

Exhibit 10.14+

Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC by Spectrum Brands, Inc. on August 8, 2008 (File No. 001-13615)).

Exhibit 10.15+

Amendment to the Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the SEC by Spectrum Brands, Inc. on December 29, 2009 (File No. 001-13615)).

Exhibit 10.16+

Description of Second Amendment to the Employment Agreement, effective as of August 28, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009 (File No. 001-13615)).

Exhibit 10.17+

Third Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of June 9, 2008, by and among Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on November 22, 2010 (File No. 001-34757)).

Exhibit 10.18+

Employment Agreement dated September 1, 2014 between Spectrum Brands, Inc. and Douglas L. Martin (filed by incorporation by reference to Exhibit 99.1 to the Current Report on Form 8-K/A filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on September 2, 2014 (File No. 001-34757)).

Exhibit 10.19+

Amended and Restated Employment Agreement dated as of December 15, 2016, by and between Spectrum Brands, Inc. and Douglas L. Martin (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on December 19, 2016 (File No. 001- 34757)).

Exhibit 10.20+

Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan) (filed by incorporation by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on June 16, 2010 (File No. 333-167574)).

Exhibit 10.21+

2009 Spectrum Brands, Inc. Incentive Plan (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009 (File No. 001-13615)).

Exhibit 10.22+

Form of Spectrum Brands, Inc. Restricted Stock Award Agreement under the 2009 Incentive Plan (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009 (File No. 001-13615)).

Exhibit 10.23+

Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan, as amended on January 28, 2014 (filed by incorporation by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 3, 2014 (File No. 001-34757)).

Exhibit 10.24+

Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (filed by incorporation by reference to Exhibit 4.8 to the Registration Statement filed on Form S-8 with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 1, 2017 (File No. 333-215850)).

Exhibit 10.25+

Form of Restricted Stock Unit Agreement under the Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (filed by incorporation by reference to Exhibit 4.9 to the Registration Statement filed on Form S-8 with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 1, 2017 (File No. 333-215850)).

Exhibit 10.26+

Form of Performance Compensation Award Agreement under the Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (filed by incorporation by reference to Exhibit 4.10 to the Registration Statement filed on Form S-8 filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 1, 2017 (File No. 333-215850)).

Exhibit 10.27+

Severance Agreement, dated as of November 19, 2012, by and between Spectrum Brands, Inc. and Nathan E. Fagre (filed by incorporation by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on November 21, 2012 (File No. 001-13615)).

Exhibit 10.28+

Amended and Restated Severance Agreement dated as of December 15, 2016, by and between Spectrum Brands, Inc. and Nathan E. Fagre (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on December 19, 2016 (File No. 001-34757)).

Exhibit 10.29+

Amended and Restated Severance Agreement dated as of December 15, 2016 by and between Spectrum Brands, Inc. and Stacey L. Neu (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on December 19, 2016 (File No. 001-34757)).

Exhibit 10.30+

Registered Director’s Agreement, dated as of August 27, 2007, by and between Andreas Rouve and Rayovac Europe GmbH, as amended on October 1, 2007 (filed by incorporation by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 11, 2014 (File No. 001-34757)).

Exhibit 10.31+

Separation Agreement dated September 16, 2013 between Spectrum Brands, Inc. and Terry Polistina (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on September 20, 2013 (File No. 001-13615)).

Exhibit 10.32+

Transition Employment Agreement dated January 8, 2015, by and between Spectrum Brands, Inc., Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) and David R. Lumley (filed by incorporation by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 5, 2015 (File No. 001-34757)).

Exhibit 10.33+

Employment Agreement, dated March 16, 2015, among Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.), Spectrum Brands, Inc. and Andreas Rouve (filed by incorporation by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on May 1, 2015 (File No. 001-34757)).

Exhibit 10.34+

Amended and Restated Employment Agreement dated as of December 15, 2016 by and between Spectrum Brands, Inc., Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) and Andreas Rouvé (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on December 19, 2016 (File No. 001-34757)).

Exhibit 10.35+

Employment Agreement dated January 20, 2016 by and among Spectrum Brands, Inc. and David M. Maura (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on January 21, 2016 (File No. 001-34757)).

Exhibit 10.36+

Amended and Restated Employment Agreement dated as of September 26, 2017 by and between Spectrum Brands, Inc., Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) and David M. Maura (filed by incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on September 29, 2017 (File No. 001-3757)).

Exhibit 10.37+

Release Agreement, dated as of July 13, 2018, by and between Ehsan Zargar and Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on July 13, 2018 (File No. 001-4219)).

Exhibit 10.38+

Release Agreement, dated as of July 13, 2018, by and between George Nicholson and Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on July 13, 2018 (File No. 001-4219)).

Exhibit 10.39+*	Separation Agreement, dated as of September 13, 2018, by and among Nathan E. Fagre, Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) and Spectrum Brands, Inc.
Exhibit 10.40+*	Separation Agreement, dated as of September 13, 2018, by and among Stacey L. Neu, Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) and Spectrum Brands, Inc.
Exhibit 10.41+*	Employment Agreement, dated as of September 13, 2018, by and among Ehsan Zargar, Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) and Spectrum Brands, Inc.
Exhibit 10.42+*	Severance Agreement, dated February 1, 2016, by and among Randal Lewis and Spectrum Brands, Inc.
Exhibit 21.1*	Subsidiaries of Registrant.
Exhibit 23.1*	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1*

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.

Exhibit 31.2*

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.

Exhibit 31.3*

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC

Exhibit 31.4*

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC

Exhibit 32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.
Exhibit 32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.
Exhibit 32.3*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC
Exhibit 32.4*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC

_____________________________

*   Filed herewith

**  In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be furnished and not filed.

*** Filed herewith, with respect to Spectrum Brands Holdings, Inc. SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted the list of subsidiaries exhibit otherwise required by Item 601 of Regulation S-K as allowed under General Instruction I(2)(b).

+   Denotes a management contract or compensatory plan or arrangement.