Form 10-K/A
period 2018-09-30
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2019-01-28
CIK 109177, 1592706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑K/A
Amendment No. 1
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Offices, and Telephone No.	IRS Employer Identification No.
001-34757	Spectrum Brands Holdings, Inc. (a Delaware corporation) 3001 Deming Way Middleton, WI 53562 (608) 275-3340 www.spectrumbrands.com	27-2166630

333-192634-03	SB/RH Holdings, LLC (a Delaware limited liability company) 3001 Deming Way Middleton, WI 53562 (608) 275-3340	27-2812840

Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of each class	Name of each exchange on which registered
Spectrum Brands Holdings, Inc.	Common Stock, Par Value $0.01	New York Stock Exchange
SB/RH Holdings, LLC	None	None

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.
Spectrum Brands Holdings, Inc.	Yes	☒	No	☐
SB/RH Holdings, LLC	Yes	☐	No	☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Spectrum Brands Holdings, Inc.	Yes	☐	No	☒
SB/RH Holdings, LLC	Yes	☐	No	☒

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

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Spectrum Brands Holdings, Inc.	Yes	☒	No	☐
SB/RH Holdings, LLC	Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.
Spectrum Brands Holdings, Inc.	☐
SB/RH Holdings, LLC	☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Registrant	Large Accelerated Filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
Spectrum Brands Holdings, Inc.	X
SB/RH Holdings, LLC			X

If an emerging growth company, indicate by check mark if either registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Spectrum Brands Holdings, Inc.	☐
SB/RH Holdings, LLC	☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Spectrum Brands Holdings, Inc.	Yes	☐	No	☒
SB/RH Holdings, LLC	Yes	☐	No	☒

The aggregate market value of the voting stock held by non-affiliates of Spectrum Brands Holdings, Inc. was approximately $2,016.0 million based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2018).
As of December 31, 2018, there were outstanding 53,423,237 shares of Spectrum Brands Holdings, Inc.’s Common Stock, par value $0.01 per share.
SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10‑K and has therefore omitted the information otherwise called for by Items 10 to 13 of Form 10‑K/A as allowed under General Instruction I(2)(c).

EXPLANATORY NOTE
Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC are filing this Amendment No. 1 (the “Form 10‑K/A”) to their Annual Report on Form 10‑K for the fiscal year ended September 30, 2018 that was filed with the Securities and Exchange Commission (“SEC”) on November 23, 2018 (the “Form 10‑K”) for the sole purpose of including the information required by Part III of Form 10‑K.
As required by Rule 12b-15, in connection with this Form 10‑K/A, the Company’s Principal Executive Officer and Principal Financial Officer are providing Rule 13a-14(a) certifications included herein.
Except as explicitly set forth herein, this Form 10‑K/A does not purport to modify or update the disclosures in, or exhibits to, the original Form 10‑K, or to update the original Form 10‑K to reflect events occurring after the date of such filing.

PART III
As disclosed in our prior filings, on July 13, 2018 (the “Merger Closing Date”), HRG Group, Inc. (now known as Spectrum Brands Holdings, Inc.) completed a merger (the “Merger”) with its majority owned subsidiary, Spectrum Brands Legacy, Inc. (formerly known as Spectrum Brands Holdings, Inc.). Following the completion of the Merger, HRG Group, Inc. changed its name to Spectrum Brands Holdings, Inc. All references herein to (i) the “Company,” “Spectrum Brands,” “we,” “us” or “our” refer to Spectrum Brands Holdings, Inc. (formerly known as HRG Group, Inc.) prior to and after the Merger Closing Date; (ii) “SPB Legacy” refers to Spectrum Brands Legacy, Inc. (formerly known as Spectrum Brands Holdings, Inc.) solely prior to the Merger Closing Date; (iii) “HRG Legacy” refers to HRG Group, Inc. (now known as Spectrum Brands Holdings, Inc.) solely prior to the Merger Closing Date; (iv) “New SPB” refers to Spectrum Brands Holdings, Inc. (formerly known as HRG Group, Inc.) solely after the Merger Closing Date; (v) “Board” refers to the Board of Directors of Spectrum Brands Holdings, Inc. (formerly known as HRG Group, Inc.) prior to and after the Merger Closing Date; and (vi) “Fiscal” refers to fiscal year ended September 30 of each applicable year.
Pursuant to the Merger, (i) New SPB acquired all of the outstanding shares of common stock of SPB Legacy that it did not own, (ii) holders of the shares of common stock of SPB Legacy received shares of common stock of New SPB in exchange for their SPB Legacy shares and (iii) holders of the shares of common stock of HRG Legacy received, after a stock split, shares of common stock of New SPB in exchange for their HRG Legacy shares based on an exchange ratio of 0.1613.  All references herein to “Shares” refer to shares of New SPB after the Merger and reflecting the foregoing stock issuance and stock split.
Immediately following the Merger, all of the officers and directors of HRG Legacy resigned from their positions with the Company. Upon the closing of the Merger, the Board consisted of Messrs. Kenneth C. Ambrecht, Norman S. Matthews, David M. Maura, Terry L. Polistina, Hugh R. Rovit and Joseph S. Steinberg, all of whom were former directors of SPB Legacy, and David S. Harris, a newly appointed director of New SPB. In addition, the executive team of the Company consisted of Messrs. Maura (Executive Chairman and Chief Executive Officer), Douglas L. Martin (Executive Vice President and Chief Financial Officer), Nathan E. Fagre (Senior Vice President, General Counsel and Secretary) and Ms. Stacey L. Neu (Senior Vice President of Human Resources), all of whom were former officers of SPB Legacy. In the months following the Merger, the Board also appointed Sherianne James to our Board, and the Company announced the termination of its employment relationships with Mr. Fagre and Ms. Neu, and named Messrs. Ehsan Zargar and Randal Lewis as executive officers of the Company.
ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors
In accordance with our Second Restated By-laws (“By-laws”), as of the date of this report, our Board consists of eight members.  In accordance with our Amended and Restated Certificate of Incorporation (our “Charter”), our Board is divided into three classes (designated as Class I, Class II, and Class III, respectively).  The three classes are currently comprised of the following directors:
Class I Directors – Terms Expiring at Our 2019 Annual Stockholders Meeting
Sherianne James, age 49, was appointed to our Board in October 2018.  Ms. James has served as Chief Marketing Officer of Essilor of America since August 2017 and previously was Vice President, Consumer Marketing for the company since July 2016.  From February 2011 to July 2016, she held positions of increasing responsibility in marketing and operations for Transitions Optical, a division of Essilor of America, culminating in her role as Vice President of Transitions Optical from April 2014 to July 2016.  From July 2005 through December 2010, Ms. James was Senior Marketing Manager for Russell Hobbs/Applica with responsibility for the Black+Decker® and George Foreman® small appliance brands.  She previously held a number of key project manager, research manager and brand manager positions with Kraft Foods, Inc. and, later, Kraft/Nabisco Foods from June 1995 to June 2005.  Ms. James earned a Bachelor of Science degree in chemical engineering from the University of Florida in 1994 and an MBA from Northwestern University’s Kellogg Graduate School of Management in 2002.

Norman S. Matthews, age 86, was appointed to our Board on the Merger Closing Date. From June 2010 to the Merger Closing Date, Mr. Matthews served as one of the directors of SPB Legacy.  Prior to that time, he had served as a director of Spectrum Brands, Inc., one of our subsidiaries (“SBI”) since August 2009.  Mr. Matthews has over three decades of experience as a business leader in marketing and merchandising and is currently an independent business consultant.  As former President of Federated Department Stores, he led the operations of one of the nation’s leading department store retailers with over 850 department stores, including those under the names of Bloomingdales, Burdines, Foley’s, Lazarus and Rich’s, as well as various specialty store chains, discount chains and Ralph’s Grocery.  In addition to his senior management roles at Federated Department Stores, Mr. Matthews also served as Senior Vice President and General Merchandise Manager at E.J. Korvette and Senior Vice President of Marketing and Corporate Development at Broyhill Furniture Industries.  Mr. Matthews is a Princeton University graduate, and earned his Master’s degree in Business Administration from Harvard Business School.  He also currently serves on the Boards of Directors of Party City Holdco, Inc. and The Children’s Place Retail Stores, Inc., and previously has served as a director of Henry Schein, Inc., Sunoco, The Progressive Corporation, Toys “R” Us, Duff & Phelps Corporation, and Federated Department Stores.  He is a trustee emeritus at the American Museum of Natural History.  Mr. Matthews is the Chairman of our Nominating and Corporate Governance Committee and is a member of our Compensation Committee.
Joseph S. Steinberg, age 74, was appointed to our Board on the Merger Closing Date. From February 2015 until the Merger Closing Date, Mr. Steinberg served as one of the directors of SPB Legacy. In addition, from December 2014 until the Merger Closing Date, Mr. Steinberg served as the Chairman of the Board of Directors of HRG Legacy, and from April 2017 until the Merger Closing Date, Mr. Steinberg served as HRG Legacy’s Chief Executive Officer.  Mr. Steinberg is Chairman of the board of directors of Jefferies Financial Group, Inc. (formerly known as Leucadia National Corporation) (“Jefferies Financial”), a significant stockholder of the Company.  He has served as a director of Jefferies Financial since December 1978 and as President from January 1979 until March 2013, when he became the Chairman of the Jefferies Financial board of directors.  Mr. Steinberg has served as Chairman of the board of directors of HomeFed Corporation since 1999 and as a HomeFed director since 1998.  Mr. Steinberg serves on the board of directors of Crimson Wine Group, Ltd.  Mr. Steinberg also has served as a director of Jefferies Group, LLC, a subsidiary of Jefferies Financial, since April 2008.  Mr. Steinberg previously served as a director of Mueller Industries, Inc. from September 2011 to September 2012 and Fidelity & Guaranty Life (“FGL”), a former subsidiary of HRG Legacy, from February 2015 until November 2017. Mr. Steinberg serves on the Board as the nominee of Jefferies Financial pursuant to the Shareholder Agreement (see “Item 13. Certain Relationships and Related Transactions”).
Class II Directors – Terms Expiring at Our 2020 Stockholders Meeting
Kenneth C. Ambrecht, age 73, was appointed to our Board on the Merger Closing Date. From June 2010 until the Merger Closing Date, Mr. Ambrecht served as one of the directors of SPB Legacy.  Prior to that time, he had served as a director of SBI from August 2009 to June 2010.  Since December 2005, Mr. Ambrecht has served as a principal of KCA Associates LLC, through which he provides advice on financial transactions.  From July 2004 to December 2005, Mr. Ambrecht served as a Managing Director with the investment banking firm First Albany Capital, Inc.  Prior to that, Mr. Ambrecht was a Managing Director with Royal Bank Canada Capital Markets.  Prior to that post, Mr. Ambrecht worked with the investment bank Lehman Brothers as Managing Director with its capital market division.  Mr. Ambrecht is also a member of the Board of Directors of American Financial Group, Inc.  During the past five years, Mr. Ambrecht has also served as a director of Dominion Petroleum Ltd. and Fortescue Metals Group Limited.  Mr. Ambrecht serves as the Chairman of our Compensation Committee and is a member of our Audit and our Nominating and Corporate Governance Committees.
Hugh R. Rovit, age 58, was appointed to our Board on the Merger Closing Date. From June 2010 until the Merger Closing Date, Mr. Rovit served as one of the directors of SPB Legacy.   Prior to that time, he had served as a director of SBI from August 2009 to June 2010.  Mr. Rovit served as Chief Executive Officer of Ellery Homestyles, a leading supplier of branded and private label home fashion products to major retailers, offering curtains, bedding, throws and specialty products, from May 2013 until its sale in September 2018 to a strategic competitor.  Previously, Mr. Rovit served as Chief Executive Officer of Sure Fit Inc., a marketer and distributor of home furnishing products from 2006 through 2012 and was a Principal at turnaround management firm Masson & Company from 2001 through 2005.  Previously, Mr. Rovit held the positions of Chief Financial Officer of Best Manufacturing, Inc., a manufacturer and distributor of institutional service apparel and textiles, from 1998 through 2001 and Chief

Financial Officer of Royce Hosiery Mills, Inc., a manufacturer and distributor of men’s and women’s hosiery, from 1991 through 1998.  Mr. Rovit is a director of Xpress Retail and previously has served as a director of Nellson Nutraceuticals, Inc., Kid Brands Inc., Atkins Nutritional, Inc., Oneida, Ltd., Cosmetic Essence, Inc. and Twin Star International.  Mr. Rovit received his Bachelor of Arts degree from Dartmouth College and has a Master’s of Business Administration degree from Harvard Business School.  Mr. Rovit is a member of our Audit Committee.
Class III Directors – Terms Expiring at Our 2021 Stockholders Meeting
David S. Harris, age 59, was appointed to our Board on the Merger Closing Date.  Mr. Harris has served as President of Grant Capital, Inc., a private investment company, since 2002.  From 1997 to 2001, Mr. Harris served as a Managing Director and Sector Head of the Retail and Consumer Products Group of ING Barings LLC and ABN Amro Securities.  From 1986 to 1997, Mr. Harris served in various capacities as a member of the Investment Banking Group of Furman Selz LLC, where he advised a wide range of consumer products and industrial companies on financings and mergers & acquisitions.  Prior to joining Furman Selz, Mr. Harris was a CPA with Price Waterhouse in New York.  Since 2003, Mr. Harris has served as a director of REX American Resources Corporation, and serves as Lead Director and the Chairman of its Audit and Compensation Committees.  Mr. Harris is a director of Carrols Restaurant Group, which he joined in 2012 and served as Chairman of its Audit Committee from 2012 to 2017 and now serves as Chairman of its Compensation Committee.  From June 2002 to December 2015, Mr. Harris was a director of Steiner Leisure Limited.  From 1995 to 2003, Mr. Harris was a director of Michael Anthony Jewelers, Inc., and served as the Chairman of its Audit Committee.  Mr. Harris earned a B.S. in accounting and finance from Rider University in 1982 and an MBA from Columbia University in 1986. Mr. Harris was designated as a member of our Board by Jefferies Financial pursuant to the terms of the Merger Agreement governing the Merger (see “Item 13. Certain Relationships and Related Transactions”).
David M. Maura, age 46, was appointed as the Executive Chairman of our Board and our Chief Executive Officer on the Merger Closing Date.  Previously, he had served as the Executive Chairman, effective as of January 2016, and as Chief Executive Officer, effective as of April 2018, of SPB Legacy.  Prior to such appointment, Mr. Maura served as non-executive Chairman of the Board of SPB Legacy since July 2011 and served as interim Chairman and as one of the directors of SPB Legacy since June 2010.  Mr. Maura was a Managing Director and the Executive Vice President of Investments at HRG Legacy from October 2011 until November 2016 and had been a member of HRG Legacy’s board of directors from May 2011 until December 2017.  Mr. Maura previously served as a Vice President and Director of Investments of Harbinger Capital Partners LLC (“Harbinger Capital”) from 2006 until 2012, where he was responsible for investments in consumer products, agriculture and retail sectors.  Prior to joining Harbinger Capital in 2006, Mr. Maura was a Managing Director and Senior Research Analyst at First Albany Capital, Inc., where he focused on distressed debt and special situations, primarily in the consumer products and retail sectors.  Prior to First Albany, Mr. Maura was a Director and Senior High Yield Research Analyst in Global High Yield Research at Merrill Lynch & Co. Previously, Mr. Maura was a Vice President and Senior Analyst in the High Yield Group at Wachovia Securities, where he covered various consumer product, service, and retail companies.  Mr. Maura began his career at ZPR Investment Management as a Financial Analyst.  Mr. Maura has served as Chairman, President and Chief Executive Officer of Mosaic Acquisition Corp. since October 2017.  He previously has served on the boards of directors of Ferrous Resources, Ltd., Russell Hobbs, and Applica.  Mr. Maura received a B.S. in Business Administration from Stetson University and is a CFA charterholder.
Terry L. Polistina, age 55, was appointed to our Board on the Merger Closing Date. From June 2010 until the Merger Close Date, Mr. Polistina served as one of the directors of SPB Legacy. Since July 2018, Mr. Polistina has also served as the Lead Independent Director of the Board.  Prior to that, he served as a director of SBI from August 2009 to June 2010.  Mr. Polistina served as the President, Small Appliances of SPB Legacy beginning in June 2010 and became President – Global Appliances of SPB Legacy in October 2010 until September 2013.  Prior to that, Mr. Polistina served as the Chief Executive Officer and President of Russell Hobbs from 2007 until 2010.  Mr. Polistina served as Chief Operating Officer at Applica from 2006 to 2007 and Chief Financial Officer from 2001 to 2007, at which time Applica combined with Russell Hobbs.  Mr. Polistina also served as a Senior Vice President of Applica beginning in June 1998.  Mr. Polistina is a director of privately held Entic, Inc.  Mr. Polistina received an undergraduate degree in finance from the University of Florida and holds a Master’s of Business Administration degree from the University of Miami.  Mr. Polistina is the Chairman of our Audit Committee, a member of our Compensation Committee and serves as the Lead Independent Director of the Board.

Executive Officers Who Are Not Directors
Set forth below is certain information regarding our non-director employees who serve as executive officers of the Company.  Our executive officers serve at the discretion of our Board. See “Board of Directors” above for certain information regarding David Maura, our only director employee.
Douglas L. Martin, age 56, was appointed as our Executive Vice President and Chief Financial Officer on the Merger Closing Date. From September 2014 until the Merger Closing Date, Mr. Martin served as the Executive Vice President and Chief Financial Officer of SPB Legacy. Prior to joining SPB Legacy, Mr. Martin served from September 2012 to August 2014 as Executive Vice President and Chief Financial Officer of Newell Brands, Inc. (formerly known as Newell Rubbermaid Inc.), a global marketer of consumer and commercial products, including writing, home solutions, tools, commercial products, and baby and parenting brands.  Mr. Martin was employed by Newell Brands, Inc. since 1987, serving in a variety of senior financial roles, including Deputy Chief Financial Officer from February 2012 to September 2012, Vice President of Finance – Newell Consumer from November 2011 to February 2012, Vice President of Finance – Office Products from December 2007 to November 2011, and Vice President and Treasurer from June 2002 to December 2007.  Mr. Martin began his career with KPMG LLP, holds a Bachelor’s degree in accounting from Rockford University and is a Certified Public Accountant.
Randal Lewis, age 52, was appointed as our Chief Operating Officer in October 2018 and has direct responsibility for all operating divisions.  Mr. Lewis previously led our former Pet, Home & Garden Division since November 2014.  Prior to that, he was Senior Vice President and General Manager of our Home & Garden business since January 2011, where he led the restructuring of the business.  From April 2005 to January 2011, Mr. Lewis served as our Home & Garden business’s Vice President, Manufacturing and Vice President, Operations.  Prior to that, Mr. Lewis held various leadership roles from October 1997 to April 2005 with the former owners of United Industries Corporation, which is now owned by the Company, and from January 1989 to October 1997 Mr. Lewis worked at Unilever.  Mr. Lewis earned a Bachelor of Science degree in mechanical engineering from the University of Illinois, Urbana-Champaign in 1988.
Ehsan Zargar, age 41, was appointed Executive Vice President, General Counsel and Corporate Secretary on October 1, 2018.  From June 2011 until the Merger Closing Date, Mr. Zargar held a number of increasingly senior positions with HRG Legacy, including serving as its Executive Vice President and Chief Operating Officer from January 2017 until July 2018, as its General Counsel since April 2015, and as Corporate Secretary since February 2012.  From August 2017 until the Merger Closing Date, Mr. Zargar served as a director of SPB Legacy.  From November 2006 to June 2011, Mr. Zargar worked in the New York office of Paul, Weiss, Rifkind, Wharton & Garrison LLP.  Previously, Mr. Zargar practiced law at another major law firm focusing on general corporate matters.  Mr. Zargar received a law degree from Faculty of Law at the University of Toronto and a B.A. from the University of Toronto.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Based solely upon review of Forms 3, 4, and 5 (and amendments thereto) furnished to us during or in respect of Fiscal 2018 and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers, and 10% stockholders were satisfied in a timely manner during Fiscal 2018 with respect to the Company, except that Jefferies Financial reported one transaction on a Statement of Changes in Beneficial Ownership on Form 4 later than the time prescribed by the SEC.
Corporate Governance
In accordance with the New York Stock Exchange Listed Company Manual (the “NYSE Rules”), a majority of our Board is comprised of independent directors and we have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which has a written charter addressing each such committee’s purpose and responsibilities. Each such committee is comprised entirely of independent directors.

Corporate Governance Guidelines and Code of Ethics and Business Conduct
Our Board has adopted Corporate Governance Guidelines to assist it in the exercise of its responsibilities.  These guidelines reflect our Board’s commitment to monitor the effectiveness of policy and decision-making both at our Board and management level, with a view to enhancing stockholder value over the long term.  The Corporate Governance Guidelines address, among other things, our Board and Board committee composition and responsibilities, director qualifications standards and selection and evaluation of our Chief Executive Officer.
Our Board has adopted a Code of Business Conduct and Ethics Policy for directors, officers and employees and a Code of Ethics for the Principal Executive and Senior Financial Officers to provide guidance to our chief executive officer, chief financial officer, principal accounting officer or controller, and our business segment chief financial officers or persons performing similar functions.  Our Board has adopted a securities trading policy prohibiting directors, officers and employees from (i) hedging transactions in Company securities, (ii) engaging in short sales with Company securities, or (iii) buying or selling puts, calls, options or other derivatives in respect of Company securities for speculative purposes. Directors and executive officers must obtain the pre-approval of our General Counsel before engaging in any purchase or sale of Company securities, whether or not we are in an open window period under our securities trading policy.  Our Board has also adopted an equity retention policy for the Company’s senior management and our non-executive Directors.
Director Independence
Our Board has affirmatively determined that none of the following directors has a material relationship with the Company (either directly or as a partner, stockholder, or officer of an organization that has a relationship with the Company): Kenneth C. Ambrecht, Norman S. Matthews, Terry L. Polistina, Hugh R. Rovit, David S. Harris and Sherianne James. Our Board has adopted the definition of “independent director” set forth under Section 303A.02 of the NYSE Rules to assist it in making determinations of independence.  Our Board has determined that the directors referred to above currently meet these standards and qualify as independent.  Our Board has made no determination with respect to the Company’s remaining directors.
With respect to the period prior to the Merger, the HRG Legacy Board affirmatively determined that none of the following directors had a material relationship with HRG Legacy (either directly or as a partner, stockholder, or officer of an organization that had a relationship with HRG Legacy): Curtis Glovier, Frank Ianna, Gerald Luterman and Andrew McKnight.  The HRG Legacy Board had adopted the definition of “independent director” set forth under Section 303A.02 of the NYSE Rules to assist it in making determinations of independence. The HRG Legacy Board made no determination with respect to its remaining directors.
Meetings of Independent Directors
The Company generally holds executive sessions at each Board and committee meeting.  Prior to the Merger Closing Date, Mr. McKnight presided over executive sessions of the entire Board and the chairman of each committee presided over the executive sessions of that committee. Following the Merger Closing Date, Mr. Polistina presides over executive sessions of the entire Board and the chairman of each committee presides over the executive sessions of that committee.
Board Structure and Risk Oversight
The Company and SPB Legacy
The Company’s risk assessment and management function is led by the Company’s senior management, which is responsible for day-to-day management of the Company’s risk profile, with oversight from our Board and its committees.  Central to our Board’s oversight function is our Audit Committee.  In accordance with our Audit Committee Charter, our Audit Committee is responsible for the oversight of the financial reporting process and internal controls.  In this capacity, our Audit Committee is responsible for reviewing and evaluating guidelines and policies governing the process by which senior management of the Company and the relevant departments of the Company, including the internal audit department, assess and manage the Company’s exposure to risk, as well as the

Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures.
The Company has implemented an annual formalized risk assessment process.  In accordance with this process, a committee (the “Governance Risk and Compliance Committee”) of certain members of senior management has the responsibility to identify, assess, and oversee the management of risk for the Company.  This committee obtains input from other members of management and subject matter experts as needed.  Management uses the collective input received to measure the potential likelihood and impact of key risks and to determine the adequacy of the Company’s risk management strategy.  Periodically, representatives of this committee report to our Audit Committee on its activities and the Company’s risk exposure.
Mr. Maura serves as our Executive Chairman of the Board and our Chief Executive Officer.  Given Mr. Maura’s broad experience in M&A, the consumer products and retail sectors, and finance and investments, as well as his role in SPB Legacy’s strategy and growth since 2010, our Board believes that it is in the best interest of the Company for Mr. Maura to concurrently serve as our Executive Chairman and Chief Executive Officer.
HRG Legacy
HRG Legacy management was responsible for understanding and managing the risks that HRG Legacy faced in its business, and its then Board was responsible for overseeing management’s overall approach to risk management.  The HRG Legacy Board received, reviewed and discussed reports on the operations of the businesses from members of management and members of management of the HRG Legacy’s subsidiaries as appropriate.  The HRG Legacy’s Board also fulfilled its oversight role through the operations of its Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee.   Prior to the Merger Closing Date, Mr. Steinberg served as the Chairman of the HRG Legacy Board and as its Chief Executive Officer.  Given the structure and business strategy of the Company at the time, the HRG Legacy Board believed that it was in the best interest of HRG Legacy for Mr. Steinberg to concurrently serve as its Chairman of the Board and Chief Executive Officer.
Board and Committee Activities
During Fiscal 2018, our Board held a total of twenty-three (23) meetings, and acted by unanimous written consent on a total of seven (7) occasions.  Our Audit Committee held a total of eight (8) meetings and acted by unanimous written consent on two (2) occasions during Fiscal 2018.  Our Compensation Committee held two (2) meetings and acted by unanimous written consent on four (4) occasions during Fiscal 2018. Our Nominating and Corporate Governance Committee held one (1) meeting and acted by unanimous written consent on two (2) occasions during Fiscal 2018.
Committees Established by Our Board of Directors
Our Board has designated three principal standing committees: our Audit Committee, our Compensation Committee, and our Nominating and Corporate Governance Committee.
Audit Committee.  Our Audit Committee has been established in accordance with Section 303A.06 of the NYSE Rules and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the overall purpose of overseeing the Company’s accounting and financial reporting processes and audits of our financial statements.  Our Audit Committee is responsible for monitoring (i) the integrity of our financial statements, (ii) our independent registered public accounting firm’s qualifications and independence, (iii) the performance of our internal audit function and independent auditors, and (iv) our compliance with legal and regulatory requirements.  The responsibilities and authority of our Audit Committee are described in further detail in the Charter of the Audit Committee of our Board of Spectrum Brands Holdings, Inc., as adopted by our Board in July 2018, a copy of which is available at our Internet website at www.spectrumbrands.com under “Investor Relations – Corporate Governance Highlights.”

The current members of our Audit Committee are Terry L. Polistina (Chairman), Kenneth C. Ambrecht and Hugh R. Rovit.  Our Board has determined that Mr. Polistina is an Audit Committee Financial Expert.  Mr. Polistina possesses the attributes of an “audit committee financial expert” set forth in the rules promulgated by the SEC in furtherance of Section 407 of the Sarbanes-Oxley Act of 2002. Prior to the Merger, the members of our Audit Committee were Gerald Luterman (Chairman), Curtis Glovier and Frank Ianna. Mr. Luterman and Mr. Ianna qualified as “audit committee financial experts.”
Our Board has made a determination that all of the members of our Audit Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Rules, Section 10A(m)(3)(B) of the Exchange Act, and Exchange Act Rule 10A-3(b).
Compensation Committee.  Our Compensation Committee is responsible for (i) overseeing our compensation and employee benefits plans and practices, including our executive compensation plans and our incentive-compensation and equity-based plans, (ii) evaluating and approving the performance of our Executive Chairman and our CEO and other executive officers in light of those goals and objectives, and (iii) reviewing and discussing with management our compensation discussion and analysis disclosure and compensation committee reports in order to comply with our public reporting requirements.  The responsibilities and authority of our Compensation Committee are described in further detail in the Charter of the Compensation Committee of the Board of Spectrum Brands Holdings, Inc., as adopted by our Board in July 2018, a copy of which is available at our Internet website at www.spectrumbrands.com under “Investor Relations – Corporate Governance Highlights.”
The current members of our Compensation Committee are Kenneth C. Ambrecht (Chairman), Norman S. Matthews and Terry L. Polistina.  Prior to the Merger, the members of our Compensation Committee were Frank Ianna (Chairman), Curtis Glovier, Gerald Luterman and Andrew McKnight.
Our Board has made a determination that all of the members of our Compensation Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Rules.
Nominating and Corporate Governance Committee.  Our Nominating and Corporate Governance Committee is responsible for (i) identifying and recommending to our Board individuals qualified to serve as our directors and on our committees of our Board, (ii) advising our Board with respect to board composition, procedures and committees, (iii) developing and recommending to our Board a set of corporate governance principles applicable to the Company, and (iv) overseeing the evaluation process of our Board, our Executive Chairman, and our Chief Executive Officer.  The responsibilities and authority of our Nominating and Corporate Governance Committee are described in further detail in the Charter of the Nominating and Corporate Governance Committee of the Board of Spectrum Brands Holdings, Inc., as adopted by our Board in July 2018, a copy of which is available at our Internet website at www.spectrumbrands.com under “Investor Relations – Corporate Governance Highlights.”
The current members of our Nominating and Corporate Governance Committee are Norman S. Matthews (Chairman) and Kenneth C. Ambrecht. Prior to the Merger, the members of our Nominating and Corporate Governance Committee were Frank Ianna (Chairman), Curtis Glovier, Gerald Luterman and Andrew McKnight.
Our Board has made a determination that all of the members of our Nominating and Corporate Governance Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Rules.
SPB Legacy Special Committee.  In early Fiscal 2017, the SPB Legacy Board formed a Special Committee of independent directors, consisting of Messrs. Ambrecht, Matthews, Rovit, and Polistina, in light of the announcement in November 2016 by HRG Legacy of its decision to commence an exploration of strategic alternatives.  This committee met regularly until the Merger was consummated in July 2018.
Governance Documents Availability
We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics for directors, officers and employees, Code of Ethics for the Principal Executive and Senior Financial Officers, Audit Committee Charter, Compensation Committee Charter and NCG Committee Charter on our website at

www.spectrumbrands.com under “Investor Relations – Corporate Governance Highlights.” We intend to disclose any amendments to, and, if applicable, any waivers of, these governance documents on that section of our website. These governance documents are also available in print without charge to any stockholder of record that makes a written request to the Company. Inquiries must be directed to the Investor Relations Department at Spectrum Brands Holdings, Inc., 3001 Deming Way, Middleton, WI 53562.
Certain Restrictions on the Transfer of Our Shares of Common Stock
The Company’s Charter contains transfer restrictions designed to prevent an “ownership change” for U.S. federal income tax purposes (which could affect the Company’s ability to utilize certain deferred tax assets) (see “Part I—Item 1A. Risk Factors—The issuance of the shares of the Company’s common stock in connection with the Spectrum Merger has materially increased the risk that the Company could experience an “ownership change” for U.S. federal income tax purposes, which could materially affect the Company’s ability to utilize its NOLs and capital loss carryforwards and adversely impact the Company’s results of operations” in the Original 10-K).  These transfer restrictions contained in Article XIII of the Charter prohibit any person from acquiring or disposing of any shares of the Company’s Common Stock (i) to the extent that after giving effect to such transfer, such person, or any other person by reason of such transfer, becomes a “Substantial Holder” as defined in the Charter (generally, a holder of 4.9% or more of the Company’s Common Stock or a person identified as a “5-percent shareholder” of the Company under applicable Treasury regulations), (ii) if, before giving effect to the transfer, such person is identified as a “5-percent shareholder” of the Company under applicable Treasury regulations or (iii) to the extent that the ownership percentage of any person that, prior to giving effect to such transfer, is a Substantial Holder would be increased (each, a “Prohibited Transfer” as defined in the Charter).  These transfer restrictions are subject to certain exceptions, including, among others, prior approval of a Prohibited Transfer by the Board.  In addition, the Charter provides that the transfer restrictions will no longer apply to CF Turul LLC (“Fortress”, an affiliate of Fortress Investment Group, LLC), and Jefferies Financial following the occurrence of certain events, including a “Specified Closing” (as defined in the Charter). The Company’s sale of its global battery, lighting and portable power business to Energizer Holdings, Inc. on January 2, 2019 constituted a Specified Closing, and, therefore, the transfer restrictions set forth in the Charter no longer apply to Fortress or Jefferies Financial.
As previously disclosed, the Board has granted preapprovals to certain large institutional advisors (each, together with its direct and indirect subsidiaries and other affiliates that manage assets for investment advisory clients, a “Fund Advisor”) deeming that, subject to the accuracy of certain representations, each of the Fund Advisors and certain of the funds, collective trusts and other pooled investment vehicles, or other clients for whom such Fund Advisor manages assets (the “Underlying Funds”), will be exempted from the transfer restrictions under the Charter in certain circumstances where ownership of the Underlying Funds would not substantially impair the current ability of the Company to utilize certain net operating loss carryforward and other tax benefits of the Company and its subsidiaries.

ITEM 11.               EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
This section provides an overview and analysis of our compensation programs and policies, the material compensation decisions made under those programs and policies, and the material factors considered in making those decisions.  The discussion below is intended to help you understand the detailed information provided in our executive compensation tables and put that information into context within our overall compensation philosophy.
As discussed earlier in this report, during Fiscal 2018 certain of the Company’s NEOs were the officers of New SPB, SPB Legacy and/or HRG Legacy.  In order to help you understand the overall compensation earned or paid to such individuals during Fiscal 2018, Fiscal 2017 and Fiscal 2016, this Compensation Discussion and Analysis discloses the compensation our NEOs earned or received from New SPB, SPB Legacy and HRG Legacy during such years.  In addition, since the Fiscal 2018 compensation plans and programs of New SPB are a continuation of the compensation plans of SPB Legacy, unless indicated otherwise herein, the compensation plans and programs of these two companies have been aggregated as a single plan or program.  The compensation plans and programs of HRG Legacy, which were terminated at the Merger Closing Date and applied only to the HRG Legacy NEOs, are reported with respect to HRG Legacy only and only until the Merger Closing Date.  In reviewing this disclosure, it is important to note that until the Merger Closing Date, the Company and HRG Legacy had two sets of officers and directors performing services for two separate companies and each had separate compensation plans until the companies were merged at the Merger.  Upon the completion of the Merger, the officers and directors of HRG Legacy resigned their positions and one set of officers and directors provided services to the combined company.
Fiscal 2018 Named Executive Officers
The series of tables following this Compensation Discussion and Analysis provides more detailed information concerning compensation earned or paid in Fiscal 2018, Fiscal 2017 and Fiscal 2016 for the following individuals (each a “named executive officer” or “NEO” for all or a portion of Fiscal 2018):
•	David M. Maura, our current Chief Executive Officer and Executive Chairman of our Board;
•	Andreas Rouvé, the former Chief Executive Officer and President of SPB Legacy;
•	Douglas L. Martin, our current Executive Vice President and Chief Financial Officer;
•	Nathan E. Fagre, our former Senior Vice President, General Counsel and Secretary;
•	Stacey L. Neu, our former Senior Vice President, Human Resources;
•	Joseph S. Steinberg, the former Chief Executive Officer and Chairman of the Board of HRG Legacy and our current Board member;
•
Ehsan Zargar, the former Executive Vice President, Chief Operating Officer, General Counsel and Corporate Secretary of HRG Legacy and our current Executive Vice President, General Counsel and Corporate Secretary; and

•	George C. Nicholson, the former Senior Vice President, Chief Financial Officer and Chief Accounting Officer of HRG Legacy.
During Fiscal 2018, Messrs. Steinberg, Zargar and Nicholson only participated in the executive compensation programs of HRG Legacy and did not participate in the executive compensation programs of New SPB or SPB Legacy.  In Fiscal 2018, Messrs. Maura, Martin, Rouvé and Fagre and Ms. Neu only participated in the executive compensation programs of New SPB and SPB Legacy and did not participate in the executive compensation programs of HRG Legacy.  During Fiscal 2018, Messrs. Steinberg and Zargar received ordinary board fees for their service as directors of SPB Legacy, Mr. Steinberg received ordinary board fees for his service as a director of HRG Legacy and New SPB and Mr. Zargar received $20,000 in connection with his provision of consulting and advisory services to New SPB from August 2018 through September of 2018.  While Mr. Maura served as a director of HRG Legacy until December of 2017, he did not receive any payments from HRG Legacy for such service.  While Mr. Steinberg served as the Chief Executive Officer of HRG Legacy, he did not receive compensation for such service and instead only received ordinary board fees as described above and from another former subsidiary of HRG Legacy, FGL.

HRG Legacy Compensation Programs
HRG Legacy’s compensation programs were administered by its Compensation Committee.  For Fiscal 2018, in consideration of the limited number of employees at HRG Legacy and in connection with HRG Legacy’s general review of its strategic alternatives and short-term employment expectations, the executive compensation philosophy of HRG Legacy was focused on the retention of its executives and cash payments to its executives upon the achievement of certain tasks and/or time service requirements.  HRG Legacy’s Compensation Committee considered several factors in designing levels of compensation, including, but not limited to, historical levels of pay for each executive, turnover in the executive ranks, and its judgment about retention risk with regard to each executive relative to his or her importance to the execution of HRG Legacy’s business strategy. More specifically, the principal elements of compensation for HRG Legacy’s NEOs in Fiscal 2018 were: base salary, retention bonus payable in cash, and limited benefits. During Fiscal 2018, HRG Legacy also provided its NEOs with standard medical, dental, vision, disability and life insurance benefits available to employees generally.  Messrs. Nicholson and Zargar also participated in a supplemental health insurance plan that provided supplemental insurance coverage for certain out-of-pocket healthcare expenses.
HRG Legacy limited the use of perquisites as a method of compensation and provided executive officers with only those perquisites that it believed were reasonable and consistent with its overall compensation program to better enable it to attract and retain superior employees for key positions.  In this regard, its NEOs were eligible to participate in a flexible perquisite account under its FlexNet Program and a 401(k) Retirement Savings Plan (the “HRG Legacy 401(k) Plan”), which are described further below and quantified in the Summary Compensation Table.
Base Salary
The annual base salaries for Messrs. Zargar and Nicholson for their service to HRG Legacy were initially set forth in each executive’s employment agreement, subject to subsequent review by the HRG Legacy Compensation Committee.  Mr. Steinberg did not receive a base salary from HRG Legacy, Mr. Zargar’s annual base salary was $400,000 and Mr. Nicholson’s annual base salary was $338,000. The HRG Legacy Compensation Committee reviewed the applicable salaries of its NEOs during Fiscal 2018 and determined to make no changes in the salary levels.
Retention Payments
As discussed herein, in connection with its review of strategic alternatives and short-term employment expectations, HRG Legacy determined to focus its bonus program on the retention of its executives and provided cash payment to its executives upon the achievement of certain tasks and/or time service requirements.
For Fiscal 2018, Mr. Nicholson received a retention bonus equal to $750,000 pursuant to retention bonus arrangements entered into with HRG Legacy, plus a one-time payment of $200,000 and continued COBRA coverage or reimbursement for up to 12 months and such payments were in lieu of any severance or annual bonus payments.  For Fiscal 2018, Mr. Zargar earned a retention bonus equal to $5,000,000 and continued COBRA coverage or reimbursement for up to 12 months pursuant to retention bonus arrangements entered into with HRG Legacy and such payments were in lieu of any severance or annual bonus payments.  In addition, Mr. Zargar received a payment of $100,000 in lieu of the unused balance in connection with his FlexNet account.
As discussed above, Mr. Steinberg did not receive compensation in his capacity as the Chief Executive Officer of HRG Legacy and thus did not receive any bonus for Fiscal 2018.
For further details on the bonus amounts paid to the Named Executive Officers for Fiscal 2018, see the sections entitled “Summary Compensation Table” and “Agreements with HRG Legacy NEOs.”

Benefits
HRG Legacy limited the use of perquisites as a method of compensation and provided named executive officers with only those perquisites that it believed were reasonable and consistent with its overall compensation program to better enable it to attract and retain superior employees for key positions.  In this regard, its NEOs were eligible to participate in a flexible perquisite account under its FlexNet Program, which permitted them to be reimbursed for certain eligible personal expenses, up to a per year cap of $50,000 for Mr. Zargar and $25,000 for Mr. Nicholson.  In connection with the Merger, any remaining and unused amounts under the FlexNet Program were paid out in cash to the participants. Eligible expenses under this program included, but were not limited to, reimbursement for tax preparation, legal services, education programs, health and wellness programs, technology and personal computers, wills and estate planning services and transportation services.  Participants were responsible for payment of taxes on FlexNet payments. Reimbursements, at participants’ elections, could have been net of taxes and/or included an estimated tax payment, subject to the annual maximum reimbursement cap.  The perquisites provided to the HRG Legacy NEOs are quantified in the Summary Compensation Table below.
HRG Legacy also sponsored the HRG Legacy 401(k) Plan in which eligible participants were permitted to defer a fixed amount or a percentage of their eligible compensation, subject to limitations. In Fiscal 2018, HRG Legacy made discretionary matching contributions of up to 5% of eligible compensation.
HRG Legacy did not grant equity awards to its NEOs for Fiscal 2018 in connection with their service as NEOs.
Agreements with HRG Legacy NEOs
HRG Legacy had entered into written agreements with Mr. Zargar and Mr. Nicholson with respect to their service as employees of HRG Legacy, as described below.  HRG Legacy did not enter into a written agreement with Mr. Steinberg because Mr. Steinberg did not receive compensation from HRG Legacy for his service as its Chief Executive Officer.
Agreements with Mr. Zargar
On October 1, 2012, HRG Legacy entered into an amended and restated employment agreement with Mr. Zargar. Pursuant to his employment agreement, Mr. Zargar’s annual base salary was $250,000 and Mr. Zargar was also eligible for an annual bonus. On April 19, 2015, Mr. Zargar’s base salary was increased to $400,000. Effective January 1, 2017, Mr. Zargar was appointed as Executive Vice President and Chief Operating Officer of HRG Legacy, in addition to his prior General Counsel and Corporate Secretary roles.
On January 20, 2017, HRG Legacy and Mr. Zargar entered into a retention agreement (the “Prior Zargar Retention Agreement”).  The Prior Zargar Retention Agreement was designed to retain and incentivize Mr. Zargar to remain employed with HRG Legacy during Fiscal 2017; thus he was eligible to receive (i) $2,000,000 on June 30, 2017, (ii) $1,000,000 on October 2, 2017, (iii) $1,000,000 on the closing of a strategic transaction involving the Company and substantially all of its assets and (iv) COBRA reimbursement for a period of up to six months post-termination.  The $2,000,000 referenced above was paid to Mr. Zargar on June 30, 2017 and the $1,000,000 was paid to Mr. Zargar on October 2, 2017.
On September 15, 2017, HRG Legacy and Mr. Zargar entered into an amended and restated retention letter agreement, designed to retain and incentivize Mr. Zargar to remain employed with HRG Legacy during Fiscal 2018 (the “Restated Zargar Retention Agreement”), which superseded in its entirety the Prior Zargar Retention Agreement.  Pursuant to the Restated Zargar Retention Agreement, in addition to the retention payments which were previously received, Mr. Zargar was eligible to receive (i) a payment equal to $2,000,000 on June 30, 2018, (ii) a payment equal to $2,000,000, on October 1, 2018, (iii) a payment equal to $1,000,000 on the later of (x) closing of a sale, merger, change in control or other strategic transaction involving the HRG Legacy beneficial ownership interests in HRG Legacy’s former subsidiary, Fidelity & Guaranty Life (“FGL”) or (y) January 15, 2018, and (iv) COBRA reimbursement for a period of up to 12 months post-termination, subject with respect to (i) through (iii), to Mr. Zargar’s continued employment with HRG Legacy through such dates. Notwithstanding the foregoing, to the extent not yet paid, Mr. Zargar was eligible to receive the payments upon a termination without cause or resignation for good reason.  In addition, in accordance with the terms of the Restated Zargar Retention Agreement, payments were accelerated to the Merger Closing Date.  In addition, pursuant to the Restated Zargar Retention Agreement, his options to acquire stock of HRG Legacy would be exercisable for one year post-termination of employment, subject to certain additional extensions.  To the extent not previously made, the payments described above were made by HRG Legacy to Mr. Zargar promptly following the Merger Close Date. As a condition to receiving such payments, Mr. Zargar executed a customary release in favor of HRG Legacy. The payments made to Mr. Zargar were in lieu of any severance or other bonus payments.
On July 30, 2018, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Zargar, for the provision of business and consulting services to the Company by Mr. Zargar as an independent contractor, for a period of three months, subject to early termination by either party. Under the Consulting Agreement, Mr. Zargar was entitled to receive a consulting fee at the rate of $10,000 per month plus reimbursement for reasonably incurred out-of-pocket expenses.  The Consulting Agreement was terminated by mutual consent as of September 30, 2018 and Mr. Zargar received a total of $20,000 plus reimbursement for certain expenses.
On September 13, 2018, New SPB, its subsidiary Spectrum Brands, Inc. (“SBI”) and Mr. Zargar entered into an employment agreement (the “2018 Zargar Employment Agreement”) , which became effective as of October 1, 2018.  The initial term of the 2018 Zargar Employment Agreement will extend until September 30, 2021, subject to earlier termination, with automatic one-year renewals thereafter unless the 2018 Zargar Employment Agreement is terminated by either party with at least 90 days’ prior written notice to the other party.  The 2018 Zargar Employment Agreement provides Mr. Zargar with an annual base salary of $400,000 and he will be eligible to receive a performance-based management incentive plan bonus for each fiscal year starting in Fiscal 2019, based on a target of at least 60% of the then-current base salary (the “Target Amount”) paid during the applicable fiscal year during the term, provided the Company achieves certain annual performance goals as established by the Board and/or the Compensation Committee of the Board.  If such performance goals are met, the bonus will be payable in cash or stock. If Mr. Zargar exceeds the performance targets, the bonus will be increased in accordance with the formula approved by the Compensation Committee provided that the bonus will not exceed 200% of the Target Amount.
Mr. Zargar will receive equity awards in Fiscal 2019 for the performance periods, with the terms and conditions, and in such amounts as determined by the Compensation Committee. Mr. Zargar will also be eligible for future awards under the Company’s equity plan at the discretion of the Compensation Committee and/or Board and will be eligible to participate in future multi-year incentive programs as may be adopted from time to time.  The 2018 Zargar Employment Agreement also provides Mr. Zargar with certain other compensation and benefits, including the following: (i) four weeks of paid vacation for each full year; (ii) eligibility for Mr. Zargar to participate in the Company’s executive auto lease program; (iii) a stipend for corporate apartment and income tax filings and returns preparation and advice and estate planning advice; and (iv) eligibility for Mr. Zargar to participate in any of the Company’s insurance plans and other benefits, if any, as the benefits are made available to other executive officers of the Company.
Under the 2018 Zargar Employment Agreement, Mr. Zargar is entitled to receive severance benefits if his employment is terminated under certain circumstances.  If Mr. Zargar’s employment is terminated by the Company without “Cause,” by Mr. Zargar for “Good Reason” (as defined below), or by reason of death or by the Company for disability, or upon a Company-initiated non-renewal, he will be entitled to the following severance benefits: (i) a cash payment equal to 2.99 times his then-current Base Salary, (ii) a cash payment equal to 1.5 times his then-current Target Amount bonus, each payable ratably on a monthly basis over the 18-month period following termination; (iii) a pro rata portion, in cash, of the annual bonus Mr. Zargar would have earned for the fiscal year in which termination occurs if his employment had not ceased; (iv) medical insurance coverage and certain other employee benefits for Mr. Zargar and his dependents for the 18-month period following termination; (v) payment of accrued vacation time pursuant to Company policy; and (vi) all unvested outstanding performance-based and time-based equity awards will immediately vest as provided in the applicable equity award agreements.
In the case of termination, severance payments and vesting are conditioned upon Mr. Zargar’s execution of a release of claims in favor of the Company and its affiliates.  Mr. Zargar also is subject to non-solicitation restrictions with respect to Company customers and employees for 18 months following the termination of his employment.  Further, Mr. Zargar is subject to confidentiality provisions protecting the Company’s confidential business information from unauthorized disclosure.

For purposes of the 2018 Zargar Employment Agreement, “Cause” is defined as (i) the commission by Mr. Zargar of any deliberate and premeditated act taken by him in bad faith against the interests of the Company that causes or is reasonably anticipated to cause material harm to the Company; (ii) Mr. Zargar being convicted of, or pleading nolo contendere with respect to, any felony or of any lesser crime or offense having as its predicate element fraud, dishonesty, or misappropriation of the property of the Company that causes or is reasonably anticipated to cause material harm to the Company; (iii) the habitual drug addiction or intoxication of Mr. Zargar which negatively impacts his job performance or Mr. Zargar’s failure of a Company-required drug test; (iv) the willful failure or refusal of Mr. Zargar to perform his duties as set forth in the agreement or the willful failure or refusal to follow the direction of the Board, provided such failure or refusal continues after 30 calendar days of the receipt of written notice from the Board of such failure or refusal; or (v) Mr. Zargar materially breaches any of the terms of the 2018 Zargar Employment Agreement or any other agreement between himself and the Company and the breach is not cured within 30 calendar days after written notice from the Company. In addition, for purposes of the 2018 Zargar Employment Agreement, “Good Reason” is defined as (i) any reduction, not consented to by Mr. Zargar, in Mr. Zargar’s Base Salary or target bonus opportunity, then in effect; (ii) the relocation, not consented to by Mr. Zargar, of the office at which he is principally employed as of the date of the 2018 Zargar Employment Agreement to a location more than 50 miles from such office, or the requirement by the Company that Mr. Zargar be based at a location other than such office on an extended basis, except for required business travel; (iii) a substantial diminution or other substantive adverse change, not consented to by Mr. Zargar, in the nature or scope of his responsibilities, authorities, powers, functions, or duties; (iv) a breach by the Company of any of its material obligations under the 2018 Zargar Employment Agreement; or (v) the failure of the Company to obtain the agreement for any successor to the Company to assume and agree to perform the Company’s obligations under the 2018 Zargar Employment Agreement.

As Mr. Zargar has subsequently been employed by the Company as its Executive Vice President, General Counsel and Corporate Secretary, the Company entered into an agreement with Mr. Zargar, whereby it confirmed that his 8,967 outstanding options to acquire stock of the Company would continue to be exercisable until the 10th anniversary of the original date of grant.

Agreements with Mr. Nicholson

On November 19, 2015, HRG Legacy entered into an employment agreement with Mr. Nicholson as its Senior Vice President and Chief Accounting Officer, and on December 26, 2015, Mr. Nicholson was promoted to the additional position of Acting Chief Financial Officer of HRG Legacy, effective as of January 4, 2016.  Pursuant to his employment agreement, Mr. Nicholson’s annual base salary was $275,000 and Mr. Nicholson was also eligible for an annual bonus in a target amount equal to $275,000.  Mr. Nicholson is subject to certain non-competition and non-solicitation restrictions for six months following termination of employment, as well as perpetual confidentiality and non-disparagement provisions.

On January 20, 2017, HRG Legacy and Mr. Nicholson entered into a retention letter agreement (the “Prior Nicholson Retention Agreement”) pursuant to which Mr. Nicholson was employed by HRG Legacy as its Senior Vice President, Chief Financial Officer and Chief Accounting Officer, effective as of January 20, 2017.  In addition, his base salary was increased to $325,000 effective as of January 1, 2017 and he received a one-time bonus equal to $100,000 within ten days after January 20, 2017.  The Prior Nicholson Retention Agreement was designed to retain and incentivize Mr. Nicholson to remain employed with HRG Legacy during Fiscal 2017 and for the filing of HRG Legacy’s Annual Report on Form 10‑K for such year; thus if he remained so employed he could receive (i) a retention payment equal to $325,000, (ii) a bonus equal to $400,000 and (iii) COBRA reimbursement for a period of up to 12 months.

On September 15, 2017, HRG Legacy and Mr. Nicholson entered into an amended and restated retention letter agreement, designed to retain and incentivize Mr. Nicholson to remain employed with HRG Legacy during its Fiscal 2018 and for the filing of HRG Legacy’s Annual Report on Form 10‑K for such year (the “Restated Nicholson Retention Agreement”), which superseded in its entirety the Prior Nicholson Retention Agreement.

Pursuant to the Restated Nicholson Retention Agreement, Mr. Nicholson’s base salary was increased from $325,000 to $338,000 effective as of October 1, 2017. In addition to the retention payment equal to $325,000 and the bonus equal to $400,000 that Mr. Nicholson would receive upon continued employment related to Fiscal 2017, the Restated Nicholson Retention Agreement provided that Mr. Nicholson would also receive (i) a retention payment equal to $325,000 for Fiscal 2018 and (ii) a bonus equal to $425,000 for Fiscal 2018, subject in each case to Mr. Nicholson’s continued employment with HRG Legacy through the earliest of November 30, 2018, the date HRG Legacy filed its Annual Report on Form 10‑K for the fiscal year ending September 30, 2018 or an earlier date selected by HRG Legacy. Notwithstanding the foregoing, Mr. Nicholson would also receive these payments, to the extent not yet paid, if his employment was terminated prior to the above specified dates due to his death or disability, or by HRG Legacy without Cause or by Mr. Nicholson for Good Reason.  To the extent not previously made, the payments described above were made by HRG Legacy to Mr. Nicolson promptly following the Merger Close Date. As a condition to receiving such payments, Mr. Nicolson executed a customary release in favor of HRG Legacy. The payments made to Mr. Nicolson were in lieu of any severance or other bonus payments.
As noted above, pursuant to the Restated Zargar Retention Agreement and the Restated Nicholson Retention Agreement, the employment of Mr. Zargar and Mr. Nicholson terminated on July 13, 2018 and such termination was a termination without Cause and the payments were made pursuant to such agreements.
“Cause” pursuant to the retention agreements generally means: (A) willful misconduct in the performance of the executive’s duties for HRG Legacy which causes material injury to HRG Legacy or its subsidiaries; (B) the executive willfully engages in illegal conduct that is injurious to HRG Legacy or its subsidiaries; (C) the executive’s material breach of the terms of the retention agreement or the executive’s employment agreement; (D) the executive willfully violates HRG Legacy’s written policies in a manner that causes material injury to HRG; (E) the executive commits fraud or misappropriates, embezzles or misuses the funds or property of HRG Legacy or its subsidiaries; (F) the executive engages in negligent actions that result in the loss of a material amount of capital of HRG Legacy or its subsidiaries; or (G) the executive willfully fails to follow the reasonable and lawful instructions of our Board or the executive’s superiors that are consistent with the executive’s position with HRG Legacy; provided, however, that the executive must be provided a ten day period to cure any of the events or occurrences described in the immediately preceding clause (C), (D) or (G), to the extent curable.  No act, or failure to act, on the part of the executive shall be considered “willful” unless it is done, or omitted to be done, by the executive in bad faith or without reasonable belief that the executive’s action or omission was in the best interests of HRG Legacy.  An act, or failure to act, based on specific authority given pursuant to a resolution duly adopted by our Board or based upon the written advice of outside counsel for HRG Legacy shall be presumed to be done, or omitted to be done, by the executive in good faith and in the best interests of HRG Legacy.
“Good Reason” pursuant to the retention agreements generally means the occurrence, without the executive’s express written consent, of any of the following events: (A) a material diminution in the executive’s authority, duties or responsibilities; (B) a diminution of base salary; (C) a change in the geographic location of the executive’s principal place of performance of his services to a location more than thirty miles outside of New York City that is also more than thirty miles from the executive’s primary residence at the time of such change, except for travel consistent with the terms of the executive’s employment agreement; or (D) a material breach by HRG Legacy of the retention agreement or the executive’s employment agreement. The executive shall give HRG Legacy a written notice (specifying in detail the event or circumstances claimed to give rise to Good Reason) within 25 days after the executive has knowledge that an event or circumstances constituting Good Reason have occurred, and if the executive fails to provide such timely notice, then such event or circumstances will no longer constitute Good Reason.  HRG Legacy has 30 days to cure the event or circumstances described in such notice, and if such event or circumstances are not timely cured, then the executive must actually terminate employment within 120 days following the specified event or circumstances constituting Good Reason; otherwise, such event or circumstances will no longer constitute Good Reason.
Agreement with Mr. Maura
Mr. Maura did not serve as an officer of or receive compensation from HRG Legacy during Fiscal 2018.  However, in accordance with Mr. Maura’s separation agreement dated November 28, 2016 with HRG Legacy (the “Maura Separation Agreement”), Mr. Maura was entitled to receive on November 1, 2018 in part a cash payment of $1,815,080 which represented a previously earned but deferred bonus which payment was accelerated in connection with the Merger Closing Date.  In addition, pursuant to the Maura Separation Agreement, Mr. Maura’s options to acquire stock of HRG Legacy were generally permitted to be exercised for one year post-termination of employment subject to certain extensions for blackouts and Mr. Maura was subject to certain post-employment restrictive covenants.
As Mr. Maura has subsequently been employed by the Company as its Executive Chairman and Chief Executive Officer, the Company entered into an agreement with Mr. Maura, whereby it confirmed that his 213,652 outstanding options to acquire stock of the Company would continue to be exercisable until the 10th anniversary of the original date of grant and the post-employment restrictive covenants contained in the Maura Separation Agreement would no longer be applicable.
Compensation Clawback Policy
The Compensation Clawback policy for HRG Legacy is similar to the policy described in the section entitled “Compensation Clawback Policy.”
Risk Review
The HRG Legacy Compensation Committee reviewed, analyzed and discussed the incentives created by HRG Legacy’s Fiscal 2018 compensation program.  The HRG Legacy Compensation Committee did not believe that any aspect of its Fiscal 2018 compensation program encouraged its NEOs to take unnecessary or excessive risks.
Impact of Tax Considerations
With respect to taxes, Section 162(m) of the Code imposes a $1 million limit on the deduction that a company may claim in any tax year with respect to compensation paid to each of its Chief Executive Officer and three other named executive officers (other than the Chief Financial Officer), unless certain conditions are satisfied. Certain types of performance-based compensation were generally exempted from the $1 million limit. Historically, performance-based compensation can include income from stock options, performance-based restricted stock, and certain formula-driven compensation that meets the requirements of Section 162(m). The exemption from Section 162(m) for performance-based compensation and for the chief financial officer was recently repealed for tax years beginning after December 31, 2017, subject to certain grandfather provisions. Due to the uncertainties of the application and interpretation of Section 162(m) and the transition relief, no assurance can be given that compensation originally intended to satisfy the exemption from Section 162(m) will be deductible. In structuring the compensation for its named executive officers, HRG Legacy’s Compensation Committee reviewed a variety of factors including the deductibility of such compensation under Section 162(m), to the extent applicable. However, this is not the driving or most influential factor with respect to HRG Legacy’s compensation programs (especially in light of HRG Legacy’s strategic business review) and the HRG Legacy Compensation Committee has approved and paid non deductible compensation.
Compensation in Connection with Termination of Employment
In connection with Mr. Zargar’s termination of employment with HRG Legacy on July 13, 2018, pursuant to the Restated Zargar Retention Agreement and subject to his execution of a release of claims, Mr. Zargar received a payment of $2,000,000 which represented the unpaid amount pursuant to the Restated Zargar Retention Agreement, plus COBRA reimbursement.  In addition, Mr. Zargar received a payment of $100,000 in connection with his unused FlexNet balance.
In connection with Mr. Nicholson’s termination of employment with HRG Legacy on July 13, 2018, pursuant to the Restated Nicholson Retention Agreement in connection with the execution of a release of claims Mr. Nicholson received a payment of $750,000 which represented the unpaid amount pursuant to the Restated Nicholson Retention Agreement, plus COBRA reimbursement. In addition, Mr. Nicholson received payment of an additional $200,000 in connection with his additional work in connection with the Merger.

In connection with the termination of Mr. Steinberg with HRG Legacy on July 13, 2018, Mr. Steinberg did not receive severance.
During Fiscal 2018, HRG Legacy’s compensation programs did not provide for any “golden parachute” tax gross-ups to any named executive officer.
You can find additional information regarding compensation payable in connection with the termination of employment of HRG Legacy NEOs under the heading “Agreements with HRG Legacy NEOs” and the table below.
The following table sets forth amounts of compensation that were paid to Messrs. Zargar and Nicholson based upon their termination on July 13, 2018.
As discussed above, Mr. Steinberg was not eligible to receive severance.
Name	Cash Severance	Benefits Continuation(1)	Total
Ehsan Zargar(2)	$2,100,000	$5,772	$2,105,772
George C. Nicholson(3)	$980,971	$11,509	$992,480

(1)	This column reflects estimated payments for COBRA coverage. This does not include the vacation payout for Mr. Zargar of $30,769 and for Mr. Nicholson of $11,700.
(2)
For Mr. Zargar, the cash severance represented the $2,000,000 which remained payable pursuant to his retention agreement at the time of his termination on July 13, 2018 plus the payment of $100,000 for his FlexNet account.

(3)
For Mr. Nicholson, this represented the $750,000 which remained payable pursuant to his retention agreement at the time of his termination on July 13, 2018 plus the payment of an additional bonus of $200,000 plus the payment of $30,971 for his FlexNet account.

New SPB and SPB Legacy Compensation Programs
As noted above, the Fiscal 2018 compensation programs for New SPB were a continuation of the programs that were in place for SPB Legacy prior to the Merger, and the members of the Compensation Committee for New SPB following the Merger were the same as the members of SPB Legacy.  Therefore, as we discuss the compensation programs for New SPB and SPB Legacy, and the actions of the Compensation Committees for these companies, for ease of discussion we are treating the programs on a unified basis.
Executive Summary
Our compensation programs are administered by our Compensation Committee.  Our compensation programs are designed to attract and retain highly qualified executives, to align the compensation paid to executives with the business strategies of our Company, and to align the interests of our executives with the interests of our stockholders.  In Fiscal 2018, these programs were based on our “pay-for-performance” philosophy in which variable compensation represents a majority of an executive’s potential compensation.  The variable incentive compensation programs continued our focus on the company-wide goals of increasing growth and earnings, maximizing free cash flow generation, and building for superior long-term shareholder returns.
In terms of our Fiscal 2018 performance against the targets set by our Compensation Committee at the beginning of Fiscal 2018, we exceeded the minimum threshold performance target for company-wide net sales, but did not achieve the minimum threshold performance targets for company-wide adjusted EBITDA or adjusted free cash flow (“FCF” or “Free Cash Flow”).  Accordingly, there were no payments earned by the SPB Legacy and New SPB executives under the Fiscal 2018 annual or multi-year equity incentive plans, and only a limited payment was made under the Company’s annual cash bonus plan known as the MIP.  Further details on the incentive plans, the applicable targets and actual performance in Fiscal 2018 are set forth below, as well as the specific definitions of the performance metrics.
In establishing our compensation programs, our Compensation Committee obtains the advice of its independent compensation consultant, Lyons, Benenson & Company Inc. (“LB & Co.”), and evaluates the compensation programs with reference to a peer group of 15 companies, as outlined in the section entitled “Role of Committee-Retained Consultant.”
Background on Compensation Considerations
Our Compensation Committee pursued several objectives in determining its executive compensation programs for Fiscal 2018.  It sought to attract and retain highly qualified executives for the Company and for each of the business segments and the overall corporate objectives.  It sought to align the compensation paid to our executives with the overall corporate business strategies while leaving the flexibility necessary to respond to changing business priorities and circumstances.  It also sought to align the interests of our executives with those of our stockholders and sought to reward our executives when they performed in a manner that created value for our stockholders.  In order to pursue these objectives, our Compensation Committee:
•
Considered the advice of our independent compensation consultant on executive compensation issues and program design, including advice on the corporate compensation program as it compared to our peer group companies;

•	Conducted an annual review of compensation summaries for each NEO, including the compensation and benefit values offered to each executive and other contributors to compensation;
•
Consulted with our Executive Chairman and other members of senior management with regard to compensation matters and periodically met in executive session without management to evaluate management’s input; and

•	Solicited comments and concurrence from other Board members regarding its recommendations and actions.
Philosophy on Performance-Based Compensation
Our Compensation Committee designed the Fiscal 2018 executive compensation programs so that, at target levels of performance, a significant portion of the value of each executive’s annual compensation (consisting of salary and incentive awards) would be based on the achievement of company-wide Fiscal 2018 performance objectives set by our Compensation Committee.  Our Compensation Committee concluded that a combination of annual fixed base pay and incentive performance-based pay provided our NEOs with an appropriate mix of current cash compensation and performance compensation.  In applying these compensation programs to both individual and company-wide circumstances, the percentage of annual compensation based on the achievement of performance objectives set by our Compensation Committee could vary by individual.  For Fiscal 2018, the percentage of annual compensation at target based on the achievement of company-wide performance for the NEOs serving at the end of Fiscal 2018 was 79.24% for the four executives as a group.  In addition, to highlight the alignment of the incentive plans with stockholder interests, all of the incentive programs (whether equity or cash-based) in Fiscal 2018 were completely performance-based plans. Accordingly, since our Fiscal 2018 performance goals were not met no payments were made for Fiscal 2018 under these equity plans.
The remainder of each executive’s compensation was made up of amounts that did not vary based on performance.  For each of the NEOs, these non-performance based amounts are set forth in such executive’s employment agreement or written terms of employment, as described below, subject to annual review and potential increase by our Compensation Committee.  These amounts are determined by our Compensation Committee taking into account current market conditions, the Company’s financial condition at the time such compensation levels are determined, compensation levels for similarly situated executives with other companies, experience level and the duties and responsibilities of such executive’s position.

A component of the Fiscal 2018 incentive compensation also consisted of a multi-year program, known as the S3B award program.  Our Compensation Committee determined that awards that have multi-year performance periods and that vest over time would enhance the consistency of our senior management team and provide greater incentives for our NEOs to remain at SPB Legacy and New SPB.
Role of Committee-Retained Consultant
In Fiscal 2018, our Compensation Committee continued to retain an outside consultant, LB & Co., to assist in formulating and evaluating executive and director compensation programs.  During the past year, our Compensation Committee periodically requested LB & Co. to:
•	Provide comparative market data for our peer group, and other groups on request, with respect to compensation matters;
•
Analyze our compensation and benefit programs relative to our peer group, including our mix of performance based compensation, non-variable compensation and the retentive features of our compensation plans in light of the Company’s strategies and prospects;

•
Review the plan designs, including the performance metrics selected, for our various incentive plans and make recommendations to our Compensation Committee on appropriate plan designs to support the overall corporate strategic objectives, including the extensive work performed and benefits obtained from the efforts of our NEOs and other employees in carrying out the Company’s transformative M&A transactions;

•	Advise our Compensation Committee on compensation matters and management proposals with respect to compensation matters;
•	Assist in the preparation of the compensation discussion and analysis disclosure set forth in this report and the compensation tables provided herewith; and
•	On request, participate in meetings of our Compensation Committee.
In order to encourage an independent viewpoint, our Compensation Committee and its members had access to LB & Co. at any time without management present and have consulted from time to time with LB & Co. without management present.
LB & Co., with input from management and our Compensation Committee, developed a peer group of companies based on a variety of criteria, including type of business, revenue, assets and market capitalization.  The composition of this peer group is reviewed annually by our Compensation Committee and LB & Co., and, if appropriate, revised, based on changes in business orientation of peer group companies, changes in financial size or performance of SPB Legacy and New SPB and the peer group companies, and any mergers, acquisitions, spin-offs or bankruptcies of companies in the peer group.  At the end of Fiscal 2018, the peer group utilized consisted of 15 companies comprised of: Central Garden and Pet Company, Church & Dwight Co., Inc., The Clorox Company, Edgewell Personal Care Company, Energizer Holdings, Inc., Fortune Brands Home & Security, Inc., Hanesbrands, Inc., Hasbro, Inc., Helen of Troy Limited, Mattel, Inc., Newell Brands, Inc., Nu Skin Enterprises, Inc., The Scotts Miracle-Gro Company, Stanley Black & Decker, Inc., and Tupperware Brands Corporation.  There was no change in the composition of the peer group companies from Fiscal 2017 to Fiscal 2018.  While our Compensation Committee does not target a particular range for total compensation as compared to our peer group, it does take this information into account when establishing compensation programs.
No fees were paid to LB & Co. for services other than executive and director compensation consulting during Fiscal 2018.  In accordance with SEC rules, our Compensation Committee considered the independence of LB & Co., including an assessment of the following factors: (i) other services provided to SPB Legacy and New SPB or to HRG Legacy by the consultant; (ii) fees paid by SPB Legacy and New SPB as a percentage of the consulting firm’s total revenue; (iii) policies or procedures maintained by LB & Co. that are designed to prevent a conflict of interest; (iv) any business or personal relationships between the individual consultants involved in the engagement and any member of our Compensation Committee; (v) any SPB Legacy, HRG Legacy or New SPB stock owned by individual consultants involved in the engagement; and (vi) any business or personal relationships between our executive officers and LB & Co. or the individual consultants involved in the engagement.  Our Compensation Committee has concluded that no conflict of interest exists that prevented LB & Co. from independently representing our Compensation Committee during Fiscal 2018.
Agreements with SPB Legacy and New SPB NEOs
Our Compensation Committee periodically evaluates the appropriateness of entering into employment agreements, severance agreements or other written agreements with members of the Company’s NEOs to govern compensation and other aspects of the employment relationship.  During Fiscal 2018, SPB Legacy and its wholly owned subsidiary, SBI, had written employment agreements with the following executive officers: (i) an Employment Agreement, dated January 20, 2016, as amended and restated on dated April 25, 2018, with Mr. Maura (the “Maura Employment Agreement”); (ii) an Employment Agreement, dated September 1, 2014, as amended and restated on December 15, 2016, with Mr. Martin (the “Martin Employment Agreement”); (iii) an Employment Agreement, dated March 16, 2015, as amended and restated on December 15, 2016, with Mr. Rouvé (the “Rouvé Employment Agreement”) and a Separation Agreement and Release, dated April 25, 2018, with Mr. Rouvé (the “Rouvé Separation Agreement”); (iv) a Severance Agreement, dated November 19, 2012, with Mr. Fagre (the “Fagre Severance Agreement”) and a Separation and Release Agreement, dated September 12, 2018, with Mr. Fagre (the “Fagre Separation Agreement”); and (v) a Severance Agreement, dated September 1, 2009, with Ms. Neu (the “Neu Severance Agreement”) and a Separation and Release Agreement, dated September 12, 2018, with Ms. Neu (the “Neu Separation Agreement”).
Agreement with Mr. Maura
Pursuant to the Maura Agreement, the initial term will be until April 24, 2021, subject to earlier termination, with automatic one-year renewals thereafter.  The Maura Employment Agreement provides Mr. Maura with an annual base salary as Executive Chairman of $700,000 and an annual base salary of $200,000 for the duration of his services as CEO and he will be eligible to receive a performance-based management incentive plan (“MIP”) bonus for each fiscal year, based on a target of 125% of his total base salary, as may be applicable at the time (the “Target Amount”), paid during the applicable fiscal year during the term of the Maura Employment Agreement, provided the Company achieves certain annual performance goals as established by the Board and/or the Compensation Committee. If such performance goals are met, the MIP bonus will be payable in cash and/or stock. If Mr. Maura exceeds the performance targets, the bonus will be increased in accordance with the formula approved by the Compensation Committee no later than the close of the first quarter of the year following the applicable fiscal year; provided that the bonus will not exceed 250% of the Target Amount.
Mr. Maura received an additional award valued at $200,000 under the SPB Legacy 2018 Equity Incentive Plan (“EIP”).  The Maura Employment Agreement does not change prior equity awards made to Mr. Maura, including prior grants made to Mr. Maura under the EIP.  Mr. Maura is eligible for a performance based restricted stock unit award with a target value of $3,000,000 for his service as Executive Chairman and $200,000 as Chief Executive Officer for each year during the term.  In addition, at the discretion of the Compensation Committee and/or the Board, Mr. Maura is also eligible to receive future grants and/or participate in future multi-year incentive programs.
The Maura Employment Agreement also provides Mr. Maura with, among other things: (i) four weeks of paid vacation for each full year; (ii) eligibility for Mr. Maura to participate in the Company’s executive auto lease program; (iii) a stipend for income tax filings and returns preparation and advice and estate planning advice; and (iv) eligibility for Mr. Maura to participate in any of the Company’s insurance plans and other benefits, if any, as the benefits are made available to other executive officers of the Company.
Under the Maura Employment Agreement, Mr. Maura is entitled to receive severance benefits if his employment is terminated under certain circumstances. In general, termination as Executive Chairman and as CEO is determined separately, so that termination from either position will generally provide for payments in respect only of that position, and a termination from both positions will provide for payments in respect of both positions.

Termination with Cause or Voluntary Termination by the Executive (Other Than for Good Reason).  In the event that Mr. Maura is terminated with “cause” or terminates his employment voluntarily, other than for “good reason,” from his role as Executive Chairman, or as CEO, or all his roles, Mr. Maura’s compensation (with respect to such roles) and other benefits (in the case where he is terminated from all his roles) provided under his employment agreement cease at the time of such termination and Mr. Maura is entitled to no further compensation under his employment agreement with respect to such role.  Notwithstanding this, the Company would pay to Mr. Maura accrued compensation and benefits and continuation of Company medical benefits to the extent required by law.
Termination without Cause, for Good Reason, Death or Disability, upon a Change in Control, or upon Non-Renewal. If Mr. Maura’s role as CEO is terminated (without terminating his role as Executive Chairman), on the basis of without “cause,” by the Company, by Mr. Maura for “good reason,” due to Mr. Maura’s death or disability, or upon a Company-initiated non-renewal or upon a change in control, Mr. Maura will be entitled to receive the following severance benefits: (i) the vesting of $250,000 of his outstanding time-based equity awards, based on grant-date value, as determined by the Compensation Committee; (ii) a cash payment of $500,000 ratably monthly in arrears over the 12-month period following such termination; and (iii) a pro rata portion, in cash, of the annual MIP bonus related to the base salary that Mr. Maura would have earned for the fiscal year in which termination occurs. Notwithstanding the foregoing, if Mr. Maura’s employment is terminated in a CIC Termination (as defined below) during the initial term of the Maura Employment Agreement, then instead of the payment in clause (ii) above, he will receive a cash payment equal to the greater of (x) a cash amount equal to $500,000, or (y) a cash amount equal to his then-current base salary times the number of months remaining in the initial term, with a pro rata amount being calculated for any partial month in that time period.
In addition to the payments above, if Mr. Maura’s employment (as Executive Chairman) is terminated by the Company without “cause,” by Mr. Maura for “good reason,” upon Mr. Maura’s death or disability, or upon a –Company-initiated non-renewal of his employment agreement, the Company shall pay Mr. Maura: (i) (a) a cash payment equal to 1.5 times the base salary in effect immediately prior to his termination, plus (b) a cash payment equal to 1.0 times his target annual MIP bonus of 125% of his then-current base salary, each payable ratably on a monthly basis over the 18-month period immediately following his termination; (ii) the pro rata portion, in cash, of the annual MIP bonus (if any) he would have earned for the fiscal year in which such termination occurs if his employment had not ceased, to be paid at the same time such bonus would have been paid to Mr. Maura for such fiscal year if his employment had not terminated; (iii) for the 18-month period immediately following such termination, arrange to provide Mr. Maura and his dependents with medical insurance coverage and other employee benefits on a basis substantially similar to those provided to Mr. Maura and his dependents by the Company immediately prior to the date of termination at no greater cost to Mr. Maura or the Company than the cost to Mr. Maura and the Company immediately prior to such date; (iv) payment of accrued vacation time pursuant to Company policy; and (v) all unvested outstanding time-based equity awards will promptly vest as provided in the applicable equity award agreements.  Notwithstanding the foregoing, if Mr. Maura’s employment is terminated in a CIC Termination during the initial term of the Maura Employment Agreement, then instead of the payment in clause (i)(a) above, he will receive a cash payment equal to the greater of (x) a cash amount equal to 1.5 times his then-current base salary, or (y) a cash amount equal to his then-current base salary times the number of months remaining in the initial term, with a pro rata amount being calculated for any partial month in that time period.
If Mr. Maura’s employment is terminated by the Company without “cause” (and not due to death or disability) or by Mr. Maura for “good reason” during the period that begins 60 days prior to the occurrence of a change in control (or, in limited cases, earlier) and ends upon the first anniversary of the change in control (a “CIC Termination”), then Mr. Maura will receive all severance benefits available to him as if he terminated his employment for “good reason” and all of his outstanding and unvested performance-based equity awards will vest in full (at the target level).
The payment of the severance payments and vesting of equity awards described above with respect to a termination of Mr. Maura’s employment are conditioned upon Mr. Maura’s execution of a release of claims in favor of the Company and its controlled affiliates, and Mr. Maura’s compliance with the non-competition and confidentiality restrictions set forth in his employment agreement.  The non-competition and non-solicitation provisions extend for 18 months following Mr. Maura’s termination, and confidentiality provisions extend for seven years following Mr. Maura’s termination.

Under the Maura Employment Agreement, (a) “good reason” is defined as the occurrence of any of the following events without Mr. Maura’s consent: (i) any reduction in Mr. Maura’s annual base salary or target MIP bonus opportunity then in effect; (ii) the required relocation of Mr. Maura’s office at which he is principally employed as of April 25, 2018 to a location more than 50 miles from such office, or the requirement by the Company that Mr. Maura be based at a location other than such office on an extended basis, except for required business travel; (iii) a substantial diminution or other substantive adverse change in the nature or scope of Mr. Maura’s responsibilities, authorities, powers, functions, or duties; (iv) a breach by the Company of any of its other material obligations under the Maura Employment Agreement; or (v) the failure of the Company to obtain the agreement of any successor to the Company to assume and agree to perform the Maura Employment Agreement; and (b) “cause” is defined, in general, as the occurrence of any of the following events: (i) the commission by Mr. Maura of any deliberate and premeditated act taken by Mr. Maura in bad faith against the interests of the Company that causes or is reasonably anticipated to cause material harm to the Company; (ii) Mr. Maura has been convicted of, or pleads nolo contendere with respect to, any felony, or of any lesser crime or offense having as its predicate element fraud, dishonesty, or misappropriation of the property of the Company that causes or is reasonably anticipated to cause material harm to the Company; (iii) the habitual drug addiction or intoxication of Mr. Maura which negatively impacts his job performance or Mr. Maura’s failure of a company-required drug test; (iv) the willful failure or refusal of Mr. Maura to perform his duties as set forth in the employment agreement or the willful failure or refusal to follow the direction of our Board, which is not cured after 30 calendar days’ notice; or (v) Mr. Maura materially breaches any of the terms of the Maura Employment Agreement or any other agreement between himself and the Company and the breach is not cured within 30 calendar days after written notice from the Company.
Agreement with Mr. Martin
The initial term of the Martin Employment Agreement was until March 1, 2016, and thereafter is subject to automatic one-year renewals, subject to earlier terminations. Pursuant to the Martin Employment Agreement, Mr. Martin will receive an annual base salary of $550,000, subject to periodic review and increase by the Compensation Committee, in its discretion. In addition, Mr. Martin will receive a performance-based cash bonus under the MIP program for each fiscal year during the term of the agreement. The MIP bonus will be based on a target of 90% of Mr. Martin’s base salary paid during the applicable fiscal year, provided that the Company achieves certain annual performance goals as established by the Board and/or Compensation Committee. If such performance goals are met, the MIP bonus will be payable in equity within 74 days after fiscal year-end; provided that Mr. Martin remains employed with the corporation on the date the bonus is paid.
Mr. Martin is also eligible to participate in future equity or multi-year equity award programs, at the discretion of the Compensation Committee and/or the Board.
The Martin Employment Agreement also provides Mr. Martin with certain other compensation and benefits, including the following: (i)  a full executive physical on an annual basis; (ii) an annual net cash payment of $20,000 for tax, estate, and financial planning assistance; (iii) eligibility for Mr. Martin to participate in the Company’s executive auto lease program during the term of the employment agreement; and (iv) a Company-funded executive life and disability insurance policy.
The Martin Employment Agreement contains the following provisions applicable upon the termination of Mr. Martin’s employment with the Company and/or in the event of a change in control of the Company (as defined in the SPB Legacy Plan).
Termination with Cause or Voluntary Termination by the Executive (Other Than for Good Reason).  In the event that Mr. Martin is terminated with “cause” or terminates his employment voluntarily, other than for “good reason,” Mr. Martin’s salary and other benefits provided under his employment agreement cease at the time of such termination and Mr. Martin is entitled to no further compensation under his employment agreement.  Notwithstanding this, Mr. Martin would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law.  Further, upon any such termination of employment, the Company would pay to Mr. Martin accrued pay and benefits.

Termination without Cause, for Good Reason, Death, or Disability, or upon a Change in Control.  If the employment of Mr. Martin with the Company is terminated by the Company without “cause,” by Mr. Martin for “good reason,” or is terminated due to Mr. Martin’s death or disability, Mr. Martin is entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company and Mr. Martin’s compliance with the non-competition and confidentiality restrictions set forth in his employment agreement.  In such event the Company will: (i) pay Mr. Martin (a) 1.5 times his base salary in effect immediately prior to his termination, plus (b) 1.0 times his target annual bonus award for the fiscal year in which such termination occurs, ratably over the 18-month period immediately following his termination; (ii) pay Mr. Martin the pro rata portion of the annual bonus (if any) he would have earned pursuant to any annual bonus or incentive plan maintained by the Company in respect of the fiscal year in which such termination occurs if his employment had not ceased, to be paid at the same time such bonus would have been paid to Mr. Martin for such fiscal year if his employment had not terminated; (iii) for the 18-month period immediately following such termination, arrange to provide Mr. Martin and his dependents with insurance and other benefits on a basis substantially similar to those provided to Mr. Martin and his dependents by the Company immediately prior to the date of termination at no greater cost to Mr. Martin or the Company than the cost to Mr. Martin and the Company immediately prior to such date; (iv) pay Mr. Martin his accrued vacation time pursuant to Company policy; and (v) all unvested outstanding time-based equity awards will promptly vest as provided in the applicable equity award agreements.
If Mr. Martin’s employment is terminated in a CIC Termination, then Mr. Martin will receive all severance benefits available to him as if he terminated his employment for “good reason” (as described above), and all of his outstanding and unvested performance-based equity awards will vest in full (at the target level).
The payment of the severance payments and vesting of equity awards described above with respect to the termination of Mr. Martin’s employment are conditioned upon Mr. Martin’s execution of a release of claims in favor of the Company and its controlled affiliates, and Mr. Martin’s compliance with the non-competition and confidentiality restrictions set forth in his employment agreement. The non-competition and non-solicitation provisions extend for 18 months following Mr. Martin’s termination, and confidentiality provisions extend for seven years following Mr. Martin’s termination.
The definitions of “good reason” and “cause” under the Martin Agreement were similar to the definitions of such terms in the Maura Agreement.
Agreements with Mr. Rouvé
During Fiscal 2018, Mr. Rouvé was employed pursuant to the Rouvé Employment Agreement. As describe elsewhere herein, Mr. Rouvé’s employment with the Company ceased during Fiscal 2018. The Rouvé Employment Agreement contains the following provisions applicable upon the termination of Mr. Rouvé’s employment with the Company.
Termination with Cause or Voluntary Termination by the Executive (Other Than for Good Reason).  In the event that Mr. Rouvé was terminated with “cause” or terminated his employment voluntarily, other than for “good reason,” Mr. Rouvé’s salary and other benefits provided under his employment agreement were to cease at the time of such termination and Mr. Rouvé was entitled to no further compensation under his employment agreement.  Notwithstanding this, Mr. Rouvé would have been entitled to continue to participate in the Company’s medical benefit plans to the extent required by law.  Further, upon any such termination of employment, the Company would have paid to Mr. Rouvé his accrued pay and benefits.
Termination without Cause, for Good Reason, Death, or Disability.  If the employment of Mr. Rouvé with the Company was terminated by the Company without “cause,” by Mr. Rouvé for “good reason,” or due to Mr. Rouvé’s death or disability, Mr. Rouvé would have been entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company and Mr. Rouvé’s compliance with the non-competition and confidentiality restrictions set forth in his employment agreement.  In such event the Rouvé Employment Agreement provided for the Company to: (i) pay Mr. Rouvé a cash payment equal to 1.5 times his base salary, and a cash payment equal to 1 times the target annual MIP bonus of 125% of Mr. Rouvé’s then-current base salary, each payable ratably on a monthly basis over the 18-

month period following termination; (ii) pay Mr. Rouvé a pro rata portion, in cash, of the annual MIP bonus Mr. Rouvé would have earned for the fiscal year in which termination occurs if his employment had not ceased; (iii) provide medical insurance coverage and certain other employee benefits for Mr. Rouvé and his dependents for the 18-month period following termination; (iv) pay Mr. Rouvé his accrued vacation time pursuant to Company policy; and (v) all unvested outstanding time-based equity awards will promptly vest as provided in the applicable equity award agreements.  The definition of “good reason” and “cause” under the Rouvé Employment Agreement were substantially similar to the definition of such terms under the Maura Employment Agreement, described above.
If Mr. Rouvé’s employment was terminated by the Company in a CIC Termination, then Mr. Rouvé was entitled to receive all severance benefits available to him as if he terminated his employment for “good reason” (as described above), and all of his outstanding and unvested performance-based equity awards would have vested in full (at the target level).
Pursuant to the Rouvé Employment Agreement, the payment of the severance payments and vesting of equity awards described above with respect to the termination of Mr. Rouvé’s employment were conditioned upon Mr. Rouvé’s execution of a release of claims in favor of the Company and its controlled affiliates, and Mr. Rouvé’s compliance with the non-competition and confidentiality restrictions set forth in his employment agreement.  The non-competition and non-solicitation provisions extend for 18 months following Mr. Rouvé’s termination, and confidentiality provisions extend for seven years following Mr. Rouvé’s termination.
Prior to his service as Chief Executive Officer of SPB Legacy, Mr. Rouvé entered into a pension agreement established under provisions of German law between Mr. Rouvé and VARTA Geratebatterie GmbH, a former subsidiary of the Company, dated May 17, 1989 as supplemented on July 1, 1999 (the “Rouvé Pension Agreement”), which obligations were assumed by subsidiaries of the Company.  Under the Rouvé Pension Agreement, he is entitled to receive pension payments upon permanent disability, reaching age 65 or earlier termination or retirement at the request of the Company. The current calculated amount of the pension payments is $20,767 (Euro17,895) annually, which can be adjusted in future years pursuant to the provisions of the German Employers’ Retirement Benefits Law (Betriebsrentengesetz). As of September 30, 2018, the accrual amount for Mr. Rouvé’s pension was $315,670 (Euro272,012), and the Company’s allocation to the accrual amount for Fiscal 2018 was $19,276 (Euro16,610).  All amounts stated in this paragraph are denominated in Euros and converted into U.S. Dollars at the rate of $1.1605 per Euro, using the published rate from the OANDA Corporation currency database as of September 30, 2018.
On April 26, 2018, Mr. Rouvé’s employment was terminated and he resigned as a member of the SPB Legacy Board on April 25, 2018. In connection with the foregoing, Mr. Rouvé’s SPB Legacy and SBI entered into a Separation Agreement and Release, dated April 25, 2018 (the “Rouvé Separation Agreement”).
Under the terms of the Rouvé Separation Agreement, Mr. Rouvé was entitled to receive: (i) $183,750, payable over 90 days from April 25, 2018, in lieu of 90 days’ notice of termination under the Rouvé Employment Agreement (the “Rouvé Notice Period”); (ii) payment for accrued but unused vacation days; (iii) $1,102,750, which was equal to one and one-half times Mr. Rouvé’s annual base salary at the time of his departure, payable over a period of 18 months following the Rouvé Notice Period; (iv) $918,750, which was equal to Mr. Rouvé’s annual bonus at target level under the SPB Legacy 2018 Management Incentive Plan, payable over a period of 18 months following the Rouvé Notice Period; (v) the annual bonus earned, if any, by Mr. Rouvé under the SPB Legacy 2018 Management Incentive Plan, based on actual performance results, to be paid, if at all, in a lump sum or, at the election of SPB Legacy, in common stock of SPB Legacy at substantially the same time as Fiscal 2018 bonuses were paid to other executives of SPB Legacy; (vi) for a period of 18 months following the Rouvé Notice Period, continuation medical, dental, vision and prescription drug benefits, provided that such continuation benefits shall end earlier upon Mr. Rouvé’s becoming eligible for comparable coverage under another employer’s benefit plans; (vii) the continuance of the Company-owned life insurance benefit for Mr. Rouvé and certain German pension contributions for a period of 18 months following the Rouvé Notice Period; (viii) a net relocation payment of $500,000 in satisfaction of the Company’s obligation to provide relocation costs and expenses under the Rouvé Employment Agreement; (ix) the use of Mr. Rouvé’s leased vehicle provided by SPB Legacy for a period of twelve months following the Rouvé Notice Period, and, after such period, the entitlement to purchase such leased vehicle; (x) any earned but unpaid base salary through the date of resignation and vesting of Mr. Rouvé’s previously earned performance shares under the SPB Legacy 2017 EIP Award; (xi) the reimbursement of any unreimbursed business expenses; (xii) accrued benefits, to the extent vested, under all employee benefit plans in which Mr. Rouvé participated (except for any plan that provides for bonus, severance, separation pay or termination benefits); and (xiii) tax preparation assistance, and if applicable, a make-whole payment equal to Mr. Rouvé’s tax liability for the foregoing benefits, to be paid, if at all, between January 1 and March 31 of the year following the year in which the foregoing benefits become includable in Mr. Rouvé’s income for tax purposes. Mr. Rouvé’s entitlement to the foregoing consideration was subject to his continuing compliance with the terms of the Rouvé Separation Agreement, which includes various restrictive covenants, including covenants relating to non-competition, non-solicitation, non-disparagement and confidentiality.
In connection with the Rouvé Separation Agreement, Mr. Rouvé entered into a customary release of potential claims against SPB Legacy and its shareholders, subsidiaries and affiliates, officers and directors and forfeited his performance shares under the SPB Legacy 2018 EIP and the SPB Legacy S3B multi-year equity program and any other equity incentive plan.
Agreements with Mr. Fagre
The initial term of the Fagre Severance Agreement was until December 15, 2017, and thereafter was subject to an automatic one-year renewal. The Fagre Severance Agreement contained the following provisions applicable upon the termination of Mr. Fagre’s employment with SBI.
Termination for Cause or Voluntary Termination by the Executive.  In the event that Mr. Fagre was terminated for “cause” or terminates his employment voluntarily, Mr. Fagre’s salary and other benefits ceased at the time of such termination and Mr. Fagre was entitled to no further compensation under his severance agreement.  Notwithstanding this, Mr. Fagre would have been entitled to continue to participate in SBI’s medical benefit plans to the extent required by law.  Further, upon any such termination of employment, SBI would have paid to Mr. Fagre his accrued pay and benefits.
Termination without Cause, for Good Reason, or for Death or Disability.  If the employment of Mr. Fagre with SBI was terminated by SBI without “cause,” by Mr. Fagre for “good reason,” or due to Mr. Fagre’s death or disability, Mr. Fagre was entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to SBI within 30 days following his termination date.  In such event SBI would have paid Mr. Fagre an amount in cash equal to the sum of Mr. Fagre’s (i) annual base salary in effect immediately prior to Mr. Fagre’s termination, and (ii) target annual bonus award for the fiscal year in which such termination occurred, to be paid ratably over the 12-month period immediately following his termination.  In addition, for the 12-month period immediately following such termination, SBI was required to arrange to provide to Mr. Fagre and his dependents insurance and other benefits on a basis substantially similar to those provided to Mr. Fagre and his dependents prior to his termination.  In addition, Mr. Fagre would have been entitled to have all unvested outstanding time-based equity awards promptly vest to the extent provided in the applicable equity award agreements.
If Mr. Fagre’s employment was terminated by SBI in a CIC Termination, then Mr. Fagre would have received all severance benefits available to him as if he terminated his employment for “good reason” (as described above), and all outstanding and unvested performance-based equity awards would have vested in full (at the target level).
Pursuant to the Fagre Severance Agreement, the payment of the severance payments and vesting of equity awards described above with respect to the termination of Mr. Fagre’s employment were conditioned upon Mr. Fagre’s execution of a release of claims in favor of the Company and its controlled affiliates, and Mr. Fagre’s compliance with the non-competition and confidentiality restrictions set forth in his employment agreement. The non-competition and non-solicitation provisions extend for 18 months following Mr. Fagre’s termination, and confidentiality provisions extend for seven years following Mr. Fagre’s termination.
The Fagre Severance Agreement defined “cause” in general as the occurrence of any of the following events: (i) the commission by Mr. Fagre of any fraud, embezzlement or material act of dishonest faith against the interests of SBI; (ii) Mr. Fagre has been convicted of, or pleads nolo contendere with respect to, any felony or other crime, the elements of which are substantially related to the duties and responsibilities associated with Mr. Fagre’s employment; (iii) Mr. Fagre’s willful misconduct; (iv) the willful failure or refusal of Mr. Fagre to perform his duties as set forth herein or the willful failure or refusal to follow the direction of the Chief Executive Officer or the Board, subject to a 30-day cure right; or (v) Mr. Fagre materially breaches any of the terms of the Fagre Severance Agreement, subject to a 30-day cure right. The definition of “good reason” under the Fagre Severance Agreement was substantially similar to the definition of such term under the Martin Employment Agreement, described above.
On September 12, 2018, Mr. Fagre entered into the Fagre Separation Agreement pursuant to which his employment as an officer of the Company ceased on October 1, 2018. Pursuant to the Fagre Separation Agreement, Mr. Fagre is entitled to receive: (i) $375,000, representing 12 month’s base salary, which is payable over a period of 52 weeks after October 1, 2018; (ii) a severance cash bonus of $225,000, equal to the bonus which Mr. Fagre would receive if target performance goals were achieved in year of termination; (iii) severance of $500,000, payable in cash or Company stock (or a combination thereof), at the Company’s option on or prior to December 31, 2018, (iv) 12 months’ continuation of medical, dental, vision and prescription drug benefits; and (v) any earned but unpaid base salary and other accrued benefits.
In addition, Mr. Fagre’s previously granted equity awards were treated as follows: (i) earned but unpaid restricted stock units awarded pursuant to the 2017 EIP Award under the Plan, which represented 4,018 restricted stock units for Mr. Fagre, were to vest upon the earlier of the scheduled vesting date under the EIP award agreement or thirty days following the applicable separation date and all other units made as part of the 2017 EIP Award were forfeited; and (ii) any earned portion of the 2018 EIP Award and the S3B Award were to be settled based on actual results and these awards were forfeited based on the actual results. In addition, the Fagre Separation Agreement provided that Mr. Fagre would continue to provide transition services as an employee until December 31, 2018 at a rate of $10,000 per month.
Mr. Fagre’s entitlement to the foregoing is subject to his continuing compliance with the terms of the Fagre Separation Agreement, which includes various restrictive covenants, including covenants relating to non-competition, non-solicitation, non-disparagement and confidentiality. The Fagre Separation Agreement also contains customary release of potential claims by Mr. Fagre in favor of the Company.
Agreements with Ms. Neu
The Neu Severance Agreement contained the following provisions applicable upon the termination of Ms. Neu’s employment with SBI.
Termination for Cause or Voluntary Termination by the Executive.  In the event that Ms. Neu was terminated for “cause” or terminated her employment voluntarily, Ms. Neu’s salary and other benefits ceased at the time of such termination and Ms. Neu was entitled to no further compensation under her severance agreement.  Notwithstanding this, Ms. Neu would have been entitled to continue to participate in SBI’s medical benefit plans to the extent required by law.  Further, upon any such termination of employment, SBI would have paid to Ms. Neu her accrued pay and benefits.
Termination without Cause, for Good Reason, or for Death or Disability.  If the employment of Ms. Neu with SBI was terminated by SBI without “cause,” by Ms. Neu for “good reason,” or due to Ms. Neu’s death or disability, Ms. Neu was entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to SBI within 30 days following her termination date.  In such event SBI would have paid Ms. Neu an amount in cash equal to the sum of Ms. Neu’s (i) annual base salary in effect immediately prior to Mr. Neu’s termination, and (ii) target annual bonus award for the fiscal year in which such termination occurred, to be paid ratably over the 12-month period immediately following her termination.  In addition, for the 12-month period immediately following such termination, SBI was required to arrange to provide to Ms. Neu and her dependents insurance and other benefits on a basis substantially similar to those provided to Ms. Neu and her dependents prior to her termination.  In addition, Ms. Neu would have been entitled to have all unvested outstanding time-based equity awards promptly vest to the extent provided in the applicable equity award agreements.
If Ms. Neu’s employment was terminated by SBI in a CIC Termination or, in limited cases, earlier, and ends upon the first anniversary of the change in control, then Ms. Neu would have received all severance benefits available to her as if she terminated her employment for “good reason” (as described above), and all outstanding and unvested performance-based equity awards would have vested in full (at the target level).
Pursuant to the Neu Severance Agreement, the payment of the severance payments and vesting of equity awards described above with respect to the termination of Ms. Neu’s employment were conditioned upon Ms. Neu’s execution of a release of claims in favor of the Company and its controlled affiliates, and Ms. Neu’s compliance with the non-competition and confidentiality restrictions set forth in her employment agreement.  The non-competition and non-solicitation provisions extend for 18 months following Ms. Neu’s termination, and confidentiality provisions extend for seven years following Ms. Neu’s termination.
The Neu Severance Agreement defined “cause” and “good reason” similar to the definitions of such terms under the Fagre Severance Agreement, described above.
On September 12, 2018, Ms. Neu entered into the Neu Separation Agreement pursuant to which her employment as an officer of the Company ceased on October 1, 2018.  Pursuant to the Neu Separation Agreement, Ms. Neu is entitled to receive: (i) $275,000, representing 12 months’ base salary, which is payable over a period of 52 weeks after October 1, 2018; (ii) a severance cash bonus of $165,000, equal to the bonus which Ms. Neu could receive if target performance goals were achieved in the year of termination; (iii) severance of $300,000, payable in cash or Company stock (or a combination thereof), at the Company’s option on or prior to December 31, 2018; (iv) 12 months’ continuation of medical, dental, vision and prescription drug benefits; and (v) any earned but unpaid base salary and other accrued benefits.
In addition, Ms. Neu’s previously granted equity awards were treated as follows: (i) earned but unpaid restricted stock units awarded pursuant to the 2017 EIP Award under the Plan, which represented 2,318 restricted stock units for Ms. Neu, were to vest upon the earlier of the scheduled vesting date under the EIP award agreement or thirty days following the applicable separation date and all other units made as part of the 2017 EIP Award were forfeited; and (ii) any earned portion of the 2018 EIP Award and the S3B Award were to be settled based on actual results and these awards were forfeited based on the actual results.
Ms. Neu’s entitlement to the foregoing is subject to her continuing compliance with the terms of the Neu Separation Agreement, which includes various restrictive covenants, including covenants relating to non-competition, non-solicitation, non-disparagement and confidentiality. The Neu Separation Agreement also contains customary release of potential claims by Ms. Neu in favor of the Company.
Compensation Components
Base Salary
The annual base salaries for Messrs. Maura, Rouvé, and Martin were initially set forth in each executive’s employment agreement, as amended, and in the case of Messrs. Maura and Martin are subject to subsequent increases by our Compensation Committee.  Mr. Fagre’s base salary was initially set by the Chief Executive Officer at the time he joined SPB Legacy in January 2011.  Ms. Neu’s base salary was initially set by the Chief Executive Officer at the time of her appointment as the head of Human Resources in April 2010.  In determining the initial annual base salary for each NEO or in making any subsequent increases, our Compensation Committee considered the market conditions at the time such compensation levels were determined, the corporation’s financial condition at the time such compensation levels were determined, compensation levels for similarly situated executives at other companies, experience level, and the duties and responsibilities of such executive’s position.  Base salary level is subject to evaluation from time to time by our Compensation Committee to determine whether any increase is appropriate.  Our Compensation Committee reviewed the current salaries of the NEOs during Fiscal 2018 and determined to increase Mr. Maura’s base salary to $900,000 per annum in connection with his appointment in April 2018 to the additional role of Chief Executive Officer. With respect to the other NEOs, our Compensation Committee determined to make no changes in the salary levels.  The annual base salaries at the end of Fiscal 2018 for the NEOs were as follows (Mr. Rouvé was not serving at the end of Fiscal 2018 and Mr. Fagre and Ms. Neu entered into Separation Agreements effective at the end of Fiscal 2018):

Named Executive*	Annual Base Salary at end of Fiscal 2018	Actual Base Salary Paid for Fiscal 2018
David M. Maura	$900,000	$769,744
Andreas Rouvé	$735,000	$603,077
Douglas L. Martin	$550,000	$540,128
Nathan E. Fagre	$375,000	$368,269
Stacey L. Neu	$275,000	$270,064

* David M. Maura, our current Chief Executive Officer and Executive Chairman of our Board; Andreas Rouvé, the former Chief Executive Officer and President of SPB Legacy; Douglas L. Martin, our current Executive Vice President and Chief Financial Officer; Nathan E. Fagre, our former Senior Vice President, General Counsel and Secretary; and Stacey L. Neu, our former Senior Vice President, Human Resources.
Management Incentive Plan
General Description
Our management personnel, including our NEOs, participate in our annual performance-based cash bonus program referred to as the Management Incentive Plan (the “MIP”), which is designed to compensate executives and other managers based on achievement of annual corporate, business segment, and/or divisional financial goals.  Under the MIP, each participant has the opportunity to earn a threshold, target, or maximum bonus amount that is contingent upon achieving the annual performance goals set by our Compensation Committee and reviewed by our Board.  Particular performance goals (such as increasing adjusted EBITDA) are established prior to or during the first quarter of the relevant fiscal year and reflect our Compensation Committee’s views at that time of the critical indicators of corporate success in light of primary business priorities.
The specific financial targets with respect to performance goals are then set by our Compensation Committee based on our annual operating plan, as approved by our Board, prior to or during the first fiscal quarter of the relevant fiscal year.  The annual operating plan includes performance targets for the Company as a whole as well as for each business segment.  Note that in connection with the Merger, the Company adopted SPB Legacy’s MIP program, but excluded the impact both of the costs associated with the Merger and net sales, income and expenses relating to HRG Legacy activities during Fiscal 2018.
Fiscal 2018 MIP Program
The Fiscal 2018 MIP program followed the plan design from prior years with the corporate goals of increasing Adjusted EBITDA growth and Free Cash Flow and added the corporate goal of increasing Net Sales.  The Compensation Committee established the new weightings with the Adjusted EBITDA having a weighting of 50%, Net Sales having a weighting of 20%, and Free Cash Flow having a weighting of 30%.  The performance targets for each of Messrs. Maura, Rouvé, Martin, and Fagre, and for Ms. Neu, were equal to those established for the corporation as a whole.
For purposes of determining achievement of the targets under the Fiscal 2018 MIP Program, the Compensation Committee established the definitions set forth below.  Beginning in Fiscal 2018, the Board approved an incremental investment program of up to $20 million to support long-term growth initiatives of the Company in the areas of product innovation, R&D, and marketing and sales (“Investment Initiative”).  In order to incentivize management to execute this initiative, the Board reduced the Adjusted EBITDA and Free Cash Flow targets for Fiscal 2018 (for both MIP and EIP) and the Adjusted Diluted EPS under the S3B Plan by the amount of investment made, subject to a $20 million cap.
“Adjusted EBITDA” is defined as earnings (defined as net income (loss) of SPB Legacy) before interest, taxes, depreciation, and amortization and excluding restructuring, acquisition, and integration charges, and other one-time charges.  The result of the formula in the preceding sentence shall then be adjusted so as to negate the effects of acquisitions or dispositions; provided, however that Adjusted EBITDA resulting from businesses or products lines acquired (in Board-approved transactions) during the performance period will be included in the calculation from the date of acquisition, subject to negative discretion of the Compensation Committee.
“Free Cash Flow” is defined as Adjusted EBITDA plus or minus changes in current and long-term assets and liabilities, less cash payments for taxes, restructuring and interest, but excluding outlays or proceeds from acquisitions or dispositions.  Any reductions in Free Cash Flow resulting from transaction costs or financing fees incurred in connection with any Board-approved acquisition or refinancing (in each case during the performance period) will be added back to Free Cash Flow, subject to negative discretion of the Compensation Committee.
“Net Sales” is defined as the amount of revenue generated less returns, cash discounts, trade rebates, and other trade spend or consumer offers that result in a reduction of revenue in accordance with generally accepted accounting principles in the U.S. GAAP.  Net Sales achievement will be net of FX currency translation impact (e.g.,  achievement will exclude positive or negative impact(s) as a result of converting local currency sales into U.S. dollars), will include amounts in the annual operating plan relating to acquisitions completed in the prior year and will exclude amounts from acquisitions completed in the current year.
For Fiscal 2018, the MIP award levels achievable at target for each participating NEO were as follows:
Named Executive	MIP Target as % of Annual Base
David M. Maura	125%
Andreas Rouvé	125%
Douglas L. Martin	90%
Nathan E. Fagre	60%
Stacey L. Neu	60%

The Fiscal 2018 MIP plan design had a minimum financial threshold for each of Adjusted EBITDA, Net Sales, and Free Cash Flow, below which no payout would be earned with respect to that objective.  The achievement of the goals of Adjusted EBITDA, Net Sales, and Free Cash Flow is determined and earned independently of one another.
As the table below outlines, for Fiscal 2018 the Company did not achieve the minimum threshold levels under the Fiscal 2018 MIP targets for Adjusted EBITDA or for Free Cash Flow, but did exceed the minimum threshold level for Net Sales.
Performance Required to Achieve Bonus % as Indicated ($ in millions)
Performance Metric	Weight (% of Target Bonus)	Threshold (50%)	Target (100%)	Maximum (200%)	Calculated 2018 Payout Factor (% of Target Bonus)
Consolidated Adjusted EBITDA	50%	$957.00	$995.00	$1,044.75	0.00%
Consolidated Free Cash Flow	30%	$587.00	$630.00	$686.70	0.00%
Net Sales	20%	$5,008.00	$5,336.00	$5,602.80	60.63%

The table above shows the three performance metrics for Messrs. Maura, Rouvé, Martin, Fagre and Ms. Neu.  For Messrs. Maura and Rouvé, there was the opportunity to earn a MIP bonus of up to 250% of their target, and for Mr. Martin, Mr. Fagre and Ms. Neu, there was an opportunity to earn a MIP bonus of up to 200% of their target.  As noted above the threshold was not achieved and no payment was made with respect to Consolidated Adjusted EBITDA or Consolidated Free Cash Flow.  With respect to the Net Sales Component of 20%, 60.63% of the target was achieved representing a 12.12% payout.

Spectrum S3B Plan
During Fiscal 2016, our Compensation Committee, in consultation with members of management, its independent compensation consultant, and outside counsel for our Compensation Committee, reviewed and evaluated the success of the previous multi-year incentive plan, known as the “Spectrum S2B Plan,” in light of its original objectives of incentivizing senior management to drive the SPB Legacy’s performance in excess of key financial performance metrics during Fiscal 2015 and Fiscal 2016.  Our Compensation Committee determined the Spectrum S2B Plan succeeded in driving accelerated growth of stockholder value during the 2-year performance period.  As a result, our Compensation Committee designed a successor multi-year superior achievement incentive compensation program for SPB Legacy’s NEOs, other members of SPB Legacy’s management team and key employees that similarly was intended to promote significant stockholder value creation.  This successor program is referred to as the “Spectrum S3B Plan” or “Spectrum S3B.”  The purpose of the Spectrum S3B Plan was to incentivize senior management to drive the corporation’s performance in excess of key financial performance metrics over a two-year performance period consisting of Fiscal 2017 and Fiscal 2018.
Our Compensation Committee determined that the performance metrics for the Spectrum S3B Plan would be Adjusted Diluted EPS and Return on Assets (“ROA”).  The specific performance targets for Adjusted Diluted EPS and Return on Assets for the two-year performance period were based on the financial goals in the SPB Legacy three-year strategic plan that covered this time period.  In terms of potential award payouts for plan participants, 50% of the award was based on Adjusted Diluted EPS and 50% on ROA.  In addition, there would be no payout with respect to a given metric if the performance targets were not fully achieved as of September 30, 2018.  The maximum payout could be up to 125% of the target award.
Participants in the Spectrum S3B Plan had the opportunity to earn additional award amounts based on achievement in excess of the performance targets.  The additional award opportunity was based on the corporation realizing aggressive targets above those set forth in the strategic plan, as determined separately for the Adjusted Diluted EPS metric and the Return on Assets metric.  Under the Spectrum S3B Plan, maximum payouts under each of the performance metrics would be forfeited if the performance on the remaining metric was less than 90% of target.  See “Fiscal 2018 MIP Program” for a discussion of potential adjustments to the Adjusted Diluted EPS calculations in connection with the Company’s Investment Initiative.
For purposes of determining achievement of the targets under the Spectrum S3B Plan, our Compensation Committee established the following definitions:
“Adjusted Diluted EPS” means GAAP-diluted income per share adjusted for the following items as they relate to the calculation of net income: acquisition and integration related charges, restructuring and related charges, one-time debt refinancing costs, inventory fair-value adjustments related to acquisitions, discontinued operations, stock-based compensation amortization related to the Spectrum S3B Plan above or below the amounts reflected in the plan targets, and normalizing the consolidated tax rate at 35%.
“Return on Assets” means Adjusted Cash Flow, divided by Average Tangible Assets.  For these purposes, “Adjusted Cash Flow” means U.S. GAAP income plus depreciation and amortization adjusted for the following items as they relate to the calculation of net income: acquisition and integration related charges, restructuring and related charges, one-time debt refinancing costs, inventory fair-value adjustments related to acquisitions, discontinued operations, stock-based compensation amortized related to the Spectrum S3B Plan above or below the amounts reflected in the plan targets and normalizing the consolidated tax rate at 35% less capital expenditures.
“Average Tangible Assets” means total U.S. GAAP current assets excluding cash and cash equivalents minus total current liabilities excluding current maturities of long-term debt, plus net property, plant, and equipment.
Under the plan design, awards were to be paid in the form of performance-based RSUs.  If the above performance criteria were satisfied as of September 30, 2018, then 50% of the award would be paid in RSUs within 74 days after the end of Fiscal 2018, and 50% would be paid in RSUs or restricted stock which vest one year after the first vesting date, subject to continued employment and any other applicable terms in the underlying award agreement.  All participants, including our NEOs, would have been required to retain at least 50% of the shares they receive upon vesting (net of any shares withheld by the Company upon vesting for tax purposes) for one year after vesting.  There were approximately 200 participants in the Spectrum S3B Plan.
For the Adjusted Diluted EPS metric, the target level of performance at the end of Fiscal 2018 was $6.40 per share and the maximum level was $6.54 per share.  For the ROA metric, the target level of performance at the end of Fiscal 2018 was 44.30% and the maximum level was 48.70%. Based on the actual Fiscal 2018 company-wide performance for ROA and Adjusted Diluted EPS, the target levels were not achieved and accordingly there were no S3B awards earned by or paid to the NEOs with respect to the S3B program.  The following table summarizes the S3B award opportunities for the NEOs and, as noted, no payout was made with respect to the S3B.
	Value of RSUs or Restricted Stock Granted (in $)
NEO*	Award at Target	Additional Award at Maximum Overachievement	Total	Calculated 2018 Payout Factor (% of Target Bonus)
David M. Maura	$3,000,000	$750,000	$3,750,000	0.00%
Andreas Rouvé	$3,000,000	$750,000	$3,750,000	0.00%
Douglas L. Martin	$2,000,000	$500,000	$2,500,000	0.00%
Nathan E. Fagre	$750,000	$187,500	$937,500	0.00%
Stacey L. Neu	$500,000	$125,000	$625,000	0.00%

* David M. Maura, our current Chief Executive Officer and Executive Chairman of our Board; Andreas Rouvé, the former Chief Executive Officer and President of SPB Legacy; Douglas L. Martin, our current Executive Vice President and Chief Financial Officer; Nathan E. Fagre, our former Senior Vice President, General Counsel and Secretary; and Stacey L. Neu, our former Senior Vice President, Human Resources.
Equity Incentive Plan
Fiscal 2018 EIP Program
The 2018 EIP program was consistent with the design of our prior years’ EIP programs.  As with prior years, awards under the 2018 EIP for all participants were made in the form of performance-based RSUs, and the award agreements provided that RSUs vested based on the achievement of the performance goals set for the corporation for Fiscal 2018.  For the 2018 EIP, the corporate performance goals were Adjusted EBITDA and Free Cash Flow, and the targets were as set forth in the Fiscal 2018 Annual Operating Plan approved by the SPB Legacy Board at the beginning of Fiscal 2018.  The weighting of these two goals was 50% for Adjusted EBITDA and 50% for Free Cash Flow.  The definitions of Adjusted EBITDA and Free Cash Flow were generally the same as described above for the 2018 MIP. Also, as was the case with the 2018 MIP, the Adjusted EBITDA and Free Cash Flow targets for Fiscal 2018 were reduced by up to $20 million for each dollar of actual spending on Board-approved Investment Initiatives.
Under the 2018 EIP, the two performance goals could be earned independently of one another.  The achievement of the performance goals for each of our NEOs was measured on a consolidated company-wide basis.  Acquisitions by the corporation are included in the Adjusted EBITDA calculations subject to the negative discretion of our Compensation Committee.
The potential RSUs that could have been earned by each participating NEO, for the 50% of the award based on Adjusted EBITDA, expressed as a percentage of that portion of the award amount, ranged from 50% for achievement of the threshold Adjusted EBITDA performance level established by our Compensation Committee of $957.00 million, 100% for achieving the performance goal in full at the target performance level of $995.00 million, and up to a maximum of 135% of the target award if actual performance reached or exceeded the upper achievement threshold of $1044.75 million.  For the 50% of the award based on Free Cash Flow, the NEOs could achieve 50% of this portion of the award for achievement of the threshold Free Cash Flow performance level of $587.00 million, 100% for achieving the performance goal in full at the target performance level of $630.00 million, and up to a maximum of 135% of the target award if actual performance reached or exceeded the upper achievement threshold of $686.70 million.
The 2018 EIP design had a minimum financial threshold for each of Adjusted EBITDA and Free Cash Flow, set at the level of better than the prior year’s actual performance, below which there was no payout with respect to that objective.  The award agreements for the 2018 EIP provided that if an award was earned for Fiscal 2018, then 50% of the RSUs awarded would vest as soon as practicable after certification of the results by our Compensation Committee, but no later than 74 days following the end of Fiscal 2018, and 50% would vest on the first anniversary of the initial vesting date, subject to continued employment on such anniversary.  Awards for performance between threshold and target levels, and between target and maximum levels, could be earned based on a linear curve between the various levels.  If both applicable threshold performances were not achieved, then no RSUs were earned.  Our Compensation Committee also provided in the award agreements for the NEOs that such officers are required to hold at least 25% of the net shares they receive (after any shares withheld by the Company for tax purposes) for at least one year.  In addition, the NEOs, and all other officers at the Vice President level or higher, are subject to the share ownership guidelines discussed below.
Based on the actual Fiscal 2018 company-wide performance for Adjusted EBITDA and Free Cash Flow, the minimum threshold levels were not achieved and accordingly, there were no Fiscal 2018 awards earned by or paid to the NEOs with respect to the 2018 EIP program.  The table below reflects for each NEO the RSU award amount, the performance metrics established by our Compensation Committee, the weighting of each performance metric, the percentage of his or her target award achievable pursuant to the performance goals applicable to his or her award, the performance required to achieve the threshold, target, and maximum vesting eligibility based on those performance goals, and amounts actually paid (as noted no payouts were made under the Fiscal 2018 EIP):
			Performance Required to be Eligible to Vest - Indicated % of RSUs ($ in millions)
NEO*	Performance Metric	Weight (% of Target Bonus)	Threshold (50%)	Target (100%)	Maximum (135%)	Actual Payment
David M. Maura (29,515)	Consolidated Adjusted EBITDA	50%	$957	$995	$1,045	$0
	Consolidated Free Cash Flow	50%	$587	$630	$687	$0

Andreas Rouvé (27,410)	Consolidated Adjusted EBITDA	50%	$957	$995	$1,045	$0
	Consolidated Free Cash Flow	50%	$587	$630	$687	$0

Douglas L. Martin (13,705)	Consolidated Adjusted EBITDA	50%	$957	$995	$1,044.75	$0
	Consolidated Free Cash Flow	50%	$587	$630	$686.70	$0

Nathan E. Fagre (11,878)	Consolidated Adjusted EBITDA	50%	$957	$995	$1,045	$0
	Consolidated Free Cash Flow	50%	$587	$630	$687	$0

Stacey L. Neu (6,852)	Consolidated Adjusted EBITDA	50%	$957	$995	$1,045	$0
	Consolidated Free Cash Flow	50%	$587	$630	$687	$0

* David M. Maura, our current Chief Executive Officer and Executive Chairman of our Board; Andreas Rouvé, the former Chief Executive Officer and President of SPB Legacy; Douglas L. Martin, our current Executive Vice President and Chief Financial Officer; Nathan E. Fagre, our former Senior Vice President, General Counsel and Secretary; and Stacey L. Neu, our former Senior Vice President, Human Resources.

Other Compensation Matters

Stock Ownership Guidelines
Our Board believes that certain of the Company’s officers and the Company’s directors should own and hold Company common stock to further align their interests with the interests of stockholders and to further promote the Company’s commitment to sound corporate governance.  Therefore, effective January 29, 2013, our Board, upon the recommendation of our Compensation Committee, established stock ownership guidelines applicable to the Company’s NEOs and all other officers of the Company and its subsidiaries with a level of Vice President or above. Members of the Board of Directors are also subject to stock ownership guidelines, which are summarized in the section entitled “Director Compensation” below.
Under the stock ownership guidelines, the applicable officers and the directors are expected to achieve the levels of stock ownership indicated below (which equal a dollar value of stock based on a multiple of the officer’s base salary or the director’s annual cash retainer) in the applicable time periods.
Position	$ Value of Stock to be Retained (Multiple of Base Salary)	Years to Achieve
Executive Chairman of our Board and our Chief Executive Officer	5x Base Salary	2 years
Chief Financial Officer, General Counsel, Chief Operating Officer, and Presidents of business units	3x Base Salary	2 years
Senior Vice Presidents	2x Base Salary	3 years
Vice Presidents	1x Base Salary	3 years
Board Members	5x Cash Retainer	5 years

The stock ownership levels attained by an officer are based on shares directly owned by the officer or director, whether through earned and vested RSU or restricted stock grants or open market purchases.  Unvested restricted shares, unvested RSUs, and stock options are not counted toward the ownership goals.  Our Compensation Committee reviews, on an annual basis; the progress of the officers and directors in meeting the guidelines; and in some circumstances failure to meet the guidelines by an officer or director could result in additional retention requirements or other actions by our Compensation Committee.
In addition, all incentive plan participants, including NEOs, are subject to an additional stock retention requirement requiring them to retain at least 25% of their earned net shares of Company stock (after tax withholding) received under awards granted per the Fiscal 2017 EIP and Fiscal 2018 EIP for one year after date of vesting.  In addition, under the terms of the Spectrum S2B Plan and S3B Plan, all participants at the level of Vice President or higher were subject to the 50% stock retention requirement (net of tax withholding) for one year after the date of vesting of awards under that plan.
Deferral and Post-Termination Benefits
Retirement Benefits.  The Company maintains a 401(k) plan for its employees, including the NEOs.
Supplemental Executive Life Insurance Program.  During Fiscal 2018, each of Messrs. Maura, Rouvé, and Martin participated in a program pursuant to which SPB Legacy and New SPB, on behalf of each participant, made an annual contribution on October 1 equal to 15% of such participant’s base salary as of that date into a company-owned executive life insurance policy for such participant.  The investment options for each such policy are selected by the insurance provider.
Post-Termination Benefits.  As described above, the Legacy SPB and/or its subsidiary SBI had entered into agreements with Messrs. Maura, Rouvé, Martin, and Fagre and with Ms. Neu which govern, among other things, post-termination benefits payable to each such NEO should his or her employment with the Company terminate.

These agreements were adopted and assumed by the Company at the time of the Merger.   A detailed description of the post-termination rights and benefits pursuant to each of the agreements described in this paragraph is set forth under the heading “Agreements with SPB Legacy and New SPB NEOs” above.
Perquisites and Benefits
The Company provides certain limited perquisites and other benefits to certain executives, including the NEOs.  Among these benefits are financial planning services, tax planning services, car allowances or leased car programs, executive medical exams, and executive life and disability insurance.
Timing and Pricing of Stock-Based Grants
SPB Legacy and New SPB did not grant stock options to its employees. HRG Legacy’s compensation package included options, but no options were granted to NEOs during Fiscal 2018.  In connection with the Merger, New SPB retained the options issued and outstanding at the time of the Merger at HRG Legacy, which were adjusted to give effect to the stock split in connection with the Merger. New SPB does not anticipate that it will use options as part of its compensation program going forward.
SPB Legacy and New SPB do provide stock, restricted stock and RSUs as part of the compensation package made available to NEOs, directors and employees. With respect to annual or special grants of stock or restricted stock, these are generally made on the date or as soon as practicable following the date on which such grants are approved by our Compensation Committee or our Board, or, if the award dictated a subsequent date or the achievement of a particular event prior to grant, as soon as practicable after such subsequent date or achievement of such event.  For purposes of valuing awards made under the Equity Plans, the grant price is generally the closing sales price of the Company’s common stock on the exchange on which the Company’s shares are listed on the day prior to the grant date.
Impact of Tax Considerations
With respect to taxes, Section 162(m) of the Code imposes a $1 million limit on the deduction that a company may claim in any tax year with respect to compensation paid to each of its Chief Executive Officer and three other named executive officers (other than the Chief Financial Officer), unless certain conditions are satisfied. Certain types of performance-based compensation were generally exempted from the $1 million limit. Historically, performance-based compensation can include income from stock options, performance-based restricted stock, and certain formula-driven compensation that meets the requirements of Section 162(m). The exemption from Section 162(m) for performance-based compensation and for the chief financial officer was recently repealed generally for tax years beginning after December 31, 2017, subject to certain grandfather provisions. Due to the uncertainties of the application and interpretation of Section 162(m) and the transition relief, no assurance can be given that compensation originally intended to satisfy the exemption from Section 162(m) will be deductible. In structuring the compensation for our named executive officers, our Compensation Committee will review a variety of factors which may include the deductibility of such compensation under Section 162(m), to the extent applicable. However, this is not the driving or most influential factor, and the Compensation Committee has approved in the past and specifically reserves the right to pay or approve nondeductible compensation currently and in the future.
Tax Payments
The Company provides increases in payments to the NEOs and other management personnel to cover personal income tax due as a result of imputed income in connection with the provision of the following perquisites: company-leased car, financial planning and tax planning, executive life and disability insurance, and NEO or other management personnel relocation.  Beyond these tax payments, the Company does not make any other payments to the NEOs or other management personnel to cover personal income taxes.
Background on Governing Equity Plans

In connection with the Merger, the Company assumed the pre-existing SPB Legacy omnibus equity plan and continued to maintain the omnibus equity plan that had been approved by the HRG Legacy stockholders. As a result, the Company has two plans under which awards have been granted in the past and awards may be made under in the future. These two plans are described below.
HRG Legacy stockholders approved the adoption of the HRG Group, Inc. 2011 Omnibus Equity Award Plan (formerly, Harbinger Group, Inc. 2011 Omnibus Equity Award Plan), as amended (the “Legacy HRG Plan”), pursuant to which incentive compensation and performance compensation awards may be provided to employees, directors, officers and consultants of HRG Legacy and, following the Merger, the Company or of their subsidiaries or their respective affiliates. The Legacy HRG Plan authorizes the issuance of up to 24 million shares of common stock of HRG. Immediately prior to the close of the Merger, each stock option and restricted stock award granted under the Legacy HRG Plan that was outstanding and unvested immediately prior to the closing became fully vested, and each stock option became exercisable. Each exercisable award that was unexercised was adjusted (including to give effect to the reverse stock split in connection with the Merger) and remains outstanding, subject to the same terms and conditions as applied in the corresponding award. Each HRG Legacy restricted stock award became fully vested and treated as a share of HRG common stock for purpose of the reverse stock split and Merger. As of September 30, 2018, there were 1.4 million shares available for issuance under the Legacy HRG Plan.
The SPB Legacy stockholders in 2011 approved the adoption of the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan, as subsequently amended in 2014 and 2017 (the “Legacy SPB Plan”, and together with the Legacy HRG Plan, the “Company’s Equity Plans”), pursuant to which incentive compensation and performance compensation awards may be provided to employees, directors, officers and consultants of SPB Legacy and, following the Merger, the Company, and their subsidiaries or their respective affiliates. Further, effective as of the closing date of the Merger, each restricted stock award, restricted stock unit and performance stock unit under the Legacy SPB Plan, whether vested or unvested, were assumed by the Company and automatically converted into a corresponding equity-based award in the Company with the right to hold or acquire shares of common stock equal to the number of shares of SPB Legacy common stock previously underlying such award. Each new award is subject to the same terms and conditions as the corresponding SPB Legacy award. The Company assumed all rights and obligation in respect of each equity-based plan of SPB Legacy. As of September 30, 2018, there were 1.6 million shares available for issuance under the Legacy SPB Plan.
Compensation Clawback Policy
On January 28, 2016, the SPB Legacy Board adopted a Compensation Clawback Policy setting forth the conditions under which applicable incentive compensation provided by SPB Legacy and its subsidiaries to executive officers may be subject to forfeiture, disgorgement, recoupment, or diminution (“clawback”).  This policy was ratified and adopted by our Company’s Board immediately following the Merger and made applicable to all incentive compensation paid by the Company to executive officers.  The policy provides that our Board or our Compensation Committee shall require the clawback or adjustment of certain incentive-based compensation to the Company in the following circumstances:
•
As required by Section 304 of the Sarbanes Oxley Act of 2002, which generally provides that if the Company is required to prepare an accounting restatement due to material noncompliance as a result of misconduct with financial reporting requirements under the securities laws, then the CEO and CFO must reimburse the Company for any incentive-based compensation or equity compensation and profits from the sale of the Company’s securities during the 12-month period following initial publication of the financial statements that had been restated;

•
As required by Section 954 of the Dodd-Frank Act and Rule 10D-1 of the Securities Exchange Act of 1934, which generally require that, in the event the Company is required to prepare an accounting restatement due to its material noncompliance with financial reporting requirements under the securities laws, the Company may recover from any of its current or former executive officers who received incentive compensation, including stock options, during the three-year period preceding the date on which the Company is required to prepare a restatement based on the erroneous financial reporting, any amount that exceeds what would have been paid to the executive officer after giving effect to the restatement; and
•	As required by any other applicable law, regulation, or regulatory requirement.
Additionally, our Board or Compensation Committee in their discretion may require that any executive officer who has been awarded incentive-based compensation shall forfeit, disgorge, return, or adjust such compensation in the following circumstances:
•
If the Company suffers significant financial loss, reputational damage, or similar adverse impact as a result of actions taken or decisions made by the executive officer in circumstances constituting illegal or intentionally wrongful conduct or gross negligence; or

•
If the executive officer is awarded or is paid out under any incentive compensation plan of the Company on the basis of a material misstatement of financial calculations or information, or if events coming to light after the award disclose a material misstatement which would have significantly reduced the amount of the award or payout if known at the time of the award or payout.

The awards and incentive compensation subject to clawback under the policy include vested and unvested equity awards, shares acquired upon vesting or lapse of restrictions, short- and long-term incentive bonuses and similar compensation, discretionary bonuses, and any other awards or compensation under the Company’s EIP, MIP, S2B Plan, S3B Plan, and any other incentive compensation plan of the Company.  Any clawback under the policy may, in the discretion of our Board or Compensation Committee, be effectuated through the reduction, forfeiture, or cancellation of awards, the return of paid-out cash or exercised or released shares, adjustments to future incentive compensation opportunities, or in such other manner as our Board and Compensation Committee determine to be appropriate, except as otherwise required by law.
In addition, under the Company’s Equity Plans, any equity award agreement granted may be cancelled by our Compensation Committee in its sole discretion, except as prohibited by applicable law, if the participant, without the consent of the Company, while employed by or providing services to the Company or any affiliate or after termination of such employment or service, violates a non-competition, non-solicitation, or non-disclosure covenant or agreement or otherwise engages in activity that is in conflict with or is adverse to the interests of the Company or any affiliate, including fraud or conduct contributing to any financial restatements or irregularities engaged in, as determined by our Compensation Committee in its sole discretion.  Our Compensation Committee may also provide in any award agreement that the participant will forfeit any gain realized on the vesting or exercise of such award, and must repay the gain to the Company, in each case except as prohibited by applicable law, if (a) the participant engages in any activity referred to in the preceding sentence, or (b) the amount of any such gain is in excess of what the participant should have received under the terms of the award for any reason (including without limitation by reason of a financial restatement, mistake in calculations, or other administrative error).  Additionally, awards are subject to claw-back, forfeiture, or similar requirements to the extent required by applicable law (including without limitation Section 302 of the Sarbanes-Oxley Act and Section 954 of the Dodd Frank Act).  Equity awards issued by New SPB and SPB Legacy have included these provisions.

Executive Compensation Tables
The following tables and footnotes show the compensation earned for service in all capacities during Fiscal 2018, Fiscal 2017, and Fiscal 2016 by the NEOs of New SPB, SPB Legacy and HRG Legacy. We refer you to the “Compensation Discussion and Analysis” and the “Termination and Change in Control Provisions” sections of this report as well as the corresponding footnotes to the tables for material factors necessary for an understanding of the compensation detailed in the Summary Compensation Table, All Other Compensation Table for Fiscal 2018, and Grants of Plan-Based Awards Table below.
Post-Merger Company and SPB Legacy Summary Compensation Table
Name and Principal Position(1)	Year	Salary	Bonus(2)	Stock Awards(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
David M. Maura	2018	$769,744	–	$3,200,000	$136,463	$417,421	$4,523,628
Executive Chairman of the Board	2017	$700,000	–	$6,000,011	$549,784	$326,273	$7,576,068	(6)
and Chief Executive Officer	2016	$490,000	–	$3,000,035	$1,243,113	$449,359	$5,182,507

Andreas Rouvé	2018	$603,077	–	$3,000,025	$111,444	$603,688	$4,318,234
Former SPB Chief Executive Officer	2017	$735,000	–	$6,000,011	$577,274	$272,964	$7,585,249
	2016	$735,000	–	$3,000,035	$1,308,943	$701,910	$5,745,888

Douglas L. Martin	2018	$540,128	–	$1,500,012	$60,044	$229,074	$2,329,258
Chief Financial Officer	2017	$550,000	–	$3,500,007	$311,021	$189,391	$4,550,419
	2016	$550,000	–	$1,499,968	$705,227	$189,798	$2,944,993

Nathan E. Fagre	2018	$368,269	–	$1,300,047	$225,000	$126,904	$2,020,220
Former SPB Senior Vice President,	2017	$375,000	–	$2,049,992	$141,373	$101,826	$2,668,191
General Counsel and Secretary	2016	$375,000	–	$1,299,979	$320,558	$122,321	$2,117,858

Stacey L. Neu	2018	$270,064	–	$749,951	$165,000	$58,713	$1,243,728
Former Senior Vice President of	2017	$275,000	–	$1,249,942	$103,674	$46,377	$1,674,993
Global Human Resources	2016	$272,916	–	$750,033	$233,295	$39,290	$1,295,534

Name and Principal Position(1)	Year	Salary	Bonus(2)	Stock Awards(3)	Non-Equity Incentive Plan Compensa-tion(4)	All Other Compensa-tion(5)	Total
Joseph S. Steinberg	2018	–	–	–	–	–	–
Former HRG Chairman and	2017	–	–	$80,000	–	$85,927	$165,927
Chief Executive Officer	2016	–	–	–	–	–	–

Ehsan Zargar	2018	$315,384	$5,000,000	–	–	$165,582	$5,480,966
Former HRG Executive Vice	2017	$400,000	$3,000,000	–	–	$64,225	$3,464,225
President, General Counsel and
Chief Operating Officer

George C. Nicholson	2018	$279,000	$950,000	–	–	$61,380	$1,290,380
Former HRG Senior Vice President	2017	$312,500	$825,000	–	–	$42,441	$1,179,941
Chief Accounting Officer and	2016	$275,000	–	–	$300,000	$38,250	$613,250
Chief Financial Officer

(1)
David M. Maura, our current Chief Executive Officer and Executive Chairman of our Board; Andreas Rouvé, the former Chief Executive Officer and President of SPB Legacy; Douglas L. Martin, our current Executive Vice President and Chief Financial Officer; Nathan E. Fagre, our former Senior Vice President, General Counsel and Secretary; Stacey L. Neu, our former Senior Vice President, Human Resources; Joseph S. Steinberg, the former Chief Executive Officer and Chairman of our Board of HRG Legacy and our current board member; Ehsan Zargar, the former Executive Vice President, Chief Operating Officer, General Counsel and Corporate Secretary of HRG Legacy and our current Executive Vice President, General Counsel and Corporate Secretary; and George C. Nicholson, the former Senior Vice President, Chief Financial Officer and Chief Accounting Officer of HRG Legacy.

(2)	For Messrs. Zargar and Nicholson this reflects amounts paid for Fiscal 2018 pursuant to their retention agreements with HRG Legacy.
(3)
The 2018 EIP grants and the grants made under the Spectrum S3B Plan which are represented this column did not meet the applicable performance criteria and were forfeited. Accordingly, this table does not reflect what was paid or what was earned and as noted no payments were made with respect to the 2018 EIP or the Spectrum 3B Plan. For Fiscal 2018, this column reflects grants of performance-based restricted stock units under the 2018 EIP and grants under the Spectrum S3B Plan.  For Fiscal 2017, this column reflects grants of performance-based restricted stock units under the 2017 EIP, and grants under the Spectrum S3B Plan.  For Fiscal 2016, this column reflects grants of performance-based restricted stock units under the 2016 EIP.   This column reflects the aggregate grant date fair value of the awards computed in accordance with ASC Topic 718.  For a discussion of the relevant ASC 718 valuation assumptions, see Note 2, Significant Accounting Policies and Practices, of the Notes to Consolidated Financial Statements, included in the Company’s Annual Report on Form 10‑K for Fiscal 2018.  The performance-based restricted stock unit awards are subject to performance conditions and the values listed in this column with respect to such awards are based on the outcome of such grants at target as of the grant date.  If the conditions for the highest level of performance were achieved, the value of the awards would have been as follows: Mr. Maura (2018 – $4,050,088; 2017 – $7,800,000; and 2016 - $4,050,000); Mr. Rouvé (2018 – $4,050,000; 2017 – $7,800,000; and 2016 – $4,050,000); Mr. Martin (2018 –$2,025,044; 2017 – $4,525,000; and 2016 – $2,025,000); Mr. Fagre (2018 – $1,755,031; 2017 – $2,692,500; and 2016 – $1,755,000); and Ms. Neu (2018 – $1,012,413; 2017 – $1,637,500; and 2016 – $1,012,500).  At the lowest level of performance, the performance-based restricted stock unit awards are forfeited.
(4)
For Fiscal 2018, 2017, and 2016, this column represents amounts earned under the Company’s 2018, 2017, and 2016 MIP, as applicable.  For additional detail on the 2018 MIP and the determination of the cash awards thereunder, please refer to the discussion under the headings “Management Incentive Plan” and the table entitled “Grants of Plan-Based Awards Table for Fiscal 2018” and its accompanying footnotes.  The cash incentive awards payable under the 2018, 2017 and 2016 MIP for the NEOs were settled in shares of common stock in lieu of cash on November 25, 2016, December 8, 2017 and December 7, 2018 respectively, as follows: Mr. Maura – 9,594 shares for the 2016 MIP, 4,786 shares for the 2017 MIP and 2,748 shares for the 2018 MIP; Mr. Rouvé – 10,101 shares for the 2016 MIP, 5,025 shares for the 2017 MIP and 1,279 shares for the 2018 MIP; Mr. Martin – 5,442 shares for the 2016 MIP, 2,707 shares for the 2017 MIP and 1,209 shares for the 2018 MIP; Mr. Fagre – 2,474 shares for the 2016 MIP and 1,231 shares for the 2017 MIP; and Ms. Neu – 1,800 shares for the 2016 MIP and 902 shares for the 2017 MIP.  For the 2018 MIP, Mr. Fagre and Ms. Neu received payment of their awards in cash, as provided for in their respective separation agreements.

(5)
Please see the following tables for the details of the amounts that comprise the All Other Compensation column.  For Messrs. Zargar and Nicholson, the 2018 amounts reflect HRG Legacy’s FlexNet benefits, HRG Legacy’s 401(k) matching contributions and HRG Legacy paid premiums for supplemental health insurance.

(6)
For his service as an HRG Legacy employee during Fiscal 2017, Mr. Maura also received compensation from HRG Legacy consisting of the following (i) bonus of $2,150,000, (ii) option awards of $1,895,458, and (iii) all other compensation of $550,000 for a total of $4,595,458 (these amounts were earned in connection with Mr. Maura’s separation agreement from HRG Legacy in connection with the Maura Separation Agreement from November 2016).  For Fiscal 2016, Mr. Maura also received compensation from HRG Legacy as follows (i) salary $150,824, (ii) stock awards $191,356, (iii) option awards $36,613, (iv) non‑equity incentive plan compensation of $3,355,080 and all other compensation of $50,000, for a total of $3,783,873.  These amounts are not reflected in the summary compensation table above and relate to Mr. Maura’s prior service for HRG Legacy.  For additional details please see the Summary Compensation Table of HRG Legacy’s Proxy dated April 30, 2018.

All Other Compensation Table for Fiscal 2018
Name*	Financial Planning Services Provided to Executive	Life Insurance Premiums Paid on Executives Behalf(1)	Car Allowance/Personal Use of Company Car(2)	Tax Equalization Payments(3)	Company Contribu-tions to Executive’s Qualified Retirement Plan(4)	Company Contribu-tions to Executive’s Supplemen-tal Life Insurance Policy	Dividends(5)	FlexNet	Other(6)	Total
David M. Maura	$30,000	$4,943	$24,286	$14,852	$10,320	$77,000	$256,020	–	–	$417,421
Andreas Rouvé	$30,000	$17,640	$15,250	$39,641	$9,250	$110,250	$138,515	–	$243,142	$603,688
Douglas L. Martin	$20,000	$10,535	$15,250	$27,607	$9,250	$82,500	$63,932	–	–	$229,074
Nathan E. Fagre	$20,000	$9,185	$15,427	$28,474	$9,250	–	$44,568	–	–	$126,904

Name*	Financial Planning Services Provided to Executive	Life Insurance Premiums Paid on Executives Behalf(1)	Car Allowance/Personal Use of Company Car(2)	Tax Equalization Payments(3)	Company Contribu-tions to Executive’s Qualified Retirement Plan(4)	Company Contribu-tions to Executive’s Supplemen-tal Life Insurance Policy	Dividends(5)	FlexNet	Other(6)	Total
Stacey L. Neu	–	$2,132	$14,250	$10,300	$6,645	–	$25,386	–	–	$58,713
Joseph S. Steinberg	–	–	–	–	–	–	–	–	–	–
Ehsan Zargar	–	–	–	–	$9,269	–	–	$100,000	$56,313	$165,582
George C. Nicholson	–	–	–	–	$10,123	–	–	$30,971	$20,286	$61,380

* David M. Maura, our current Chief Executive Officer and Executive Chairman of our Board; Andreas Rouvé, the former Chief Executive Officer and President of SPB Legacy; Douglas L. Martin, our current Executive Vice President and Chief Financial Officer; Nathan E. Fagre, our former Senior Vice President, General Counsel and Secretary; Stacey L. Neu, our former Senior Vice President, Human Resources; Joseph S. Steinberg, the former Chief Executive Officer and Chairman of our Board of HRG Legacy and our current board member; Ehsan Zargar, the former Executive Vice President, Chief Operating Officer, General Counsel and Corporate Secretary of HRG Legacy and our current Executive Vice President, General Counsel and Corporate Secretary; and George C. Nicholson, the former Senior Vice President, Chief Financial Officer and Chief Accounting Officer of HRG Legacy.

(1)	The amount represents the life insurance premium paid for Fiscal 2018. The Company provides life insurance coverage equal to three times base salary for each executive officer.
(2)
The Company sponsors a leased car and car allowance program.  Under the leased car program, costs associated with using the vehicle are also provided.  These include maintenance, insurance, and license and registration.  Under the car allowance program, the executive receives a fixed monthly allowance.  Mr. Rouvé, Mr. Martin, Mr. Fagre, and Ms. Neu participated in the leased car program.  Mr. Maura received up to $2,000 per month for a car allowance.

(3)	Includes tax payments for the financial benefits received for the following executive benefits and perquisites: financial planning, executive life insurance, and executive leased car program.
(4)	Represents amounts contributed under the Company-sponsored 401(k) retirement plan.
(5)	Dividends paid on RSUs held by NEOs which were not factored into the grant date fair value of the RSUs.
(6)
Represents salary continuance payments totaling $217,700 and vacation payout totaling $25,442 received by Mr. Rouvé as part of his severance.  For Mr. Zargar, represents (i) vacation payout of $30,769 from HRG Legacy in connection with the termination of his employment with HRG Legacy, (ii) $20,000 payments from New SPB for consulting services provided to New SPB and (iii) $5,544 from HRG Legacy representing employer paid premiums for a supplemental health insurance plan. For Mr. Nicholson, represents vacation payout of $11,700 from HRG Legacy and $8,586 from HRG Legacy representing employer paid premiums for a supplemental health insurance plan.  As noted above, pursuant to the Restated Zargar Retention Agreement and the Restated Nicholson Retention Agreement, the employment of Mr. Zargar and Mr. Nicholson with HRG Legacy terminated on July 13, 2018 and such termination was a termination without Cause and the payments were made by HRG Legacy pursuant to such agreements and are shown in the Bonus column.

Grants of Plan-Based Awards Table for Fiscal 2018
The following table and footnotes provide information with respect to equity grants made to the NEOs indicated in the table during Fiscal 2018 as well as the range of future payouts under non-equity incentive plans for the NEOs indicated.
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Grant Date Fair Value of Stock
Name*	Grant Date	Threshold $	Target $	Maximum $	Threshold $	Target $	Maximum $	Awards(3) $
David M. Maura	10/01/2017 (1)	$281,250	$1,125,000	$2,812,500
	12/15/2017 (2)				6,853	27,410	37,004	$3,000,025
	4/28/2018 (2)				526	2,105	2,842	$199,975
Andreas Rouvé	10/01/2017 (1)	$229,688	$918,750	$2,296,875
	12/15/2017 (2)				6,853	27,410	37,004	$3,000,025
Douglas L. Martin	10/01/2017 (1)	$123,750	$495,000	$990,000
	12/15/2017 (2)				3,426	13,705	18,502	$1,500,012
Nathan E. Fagre	10/01/2017 (1)	$56,250	$225,000	$450,000
	12/15/2017 (2)				2,970	11,878	16,035	$1,300,047
Stacey L. Neu	10/01/2017 (1)	$41,250	$165,000	$330,000
	12/15/2017 (2)				1,713	6,852	9,250	$749,951
Joseph Steinberg	–	–	–	–	–	–	–	–
Ehsan Zargar	–	–	–	–	–	–	–	–
George C. Nicholson	–	–	–	–	–	–	–	–

* David M. Maura, our current Chief Executive Officer and Executive Chairman of our Board; Andreas Rouvé, the former Chief Executive Officer and President of SPB Legacy; Douglas L. Martin, our current Executive Vice President and Chief Financial Officer; Nathan E. Fagre, our former Senior Vice President, General Counsel and Secretary; Stacey L. Neu, our former Senior Vice President, Human Resources; Joseph S. Steinberg, the former Chief Executive Officer and Chairman of our Board of HRG Legacy and our current board member; Ehsan Zargar, the former Executive Vice President, Chief Operating Officer, General Counsel and Corporate Secretary of HRG Legacy and our current Executive Vice President, General Counsel and Corporate Secretary; and George C. Nicholson, the former Senior Vice President, Chief Financial Officer and Chief Accounting Officer of HRG Legacy.

(1)
Represents the threshold, target, and maximum payouts under the Company’s 2018 MIP.  The actual amounts earned under the plan for Fiscal 2018 are disclosed in the Summary Compensation Table above as part of the column entitled “Non-Equity Incentive Plan Compensation.”  For Messrs. Maura and Rouvé the maximum payouts for the disclosed awards are equal to 250% of target.  For Messrs. Martin and Fagre and for Ms. Neu the maximum payouts for the disclosed awards are equal to 200% of target.

(2)
The amounts represent the threshold, target, and maximum payouts, denominated in the number of shares of stock, in respect of performance-based RSUs granted under the Company’s 2018 EIP.  See “Compensation Discussion and Analysis – Equity Incentive Plans – Fiscal 2018 EIP Program” for a discussion of the performance measures applicable to the grants.

(3)
Except as otherwise noted, reflects the value at the grant date based upon the probable outcome of the relevant performance conditions at target.  This amount is consistent with the estimate of aggregate compensation costs to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of any estimated forfeitures.

Outstanding Equity Awards at the End of Fiscal 2018
The following table and footnotes set forth information regarding outstanding options and restricted stock and restricted stock unit awards as of September 30, 2018 for the NEOs.  The market value of shares that have not vested was determined by multiplying $74.04, the closing market price of the Company’s stock on September 28, 2018, the last trading day of Fiscal 2018, by the number of shares.
Name*	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested(1)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
David M. Maura	70,294	$52.83	11/29/2022	(12)	–		–	–		–
	64,142	$72.92	12/3/2023	(12)	–		–	–		–
	26,743	$82.85	11/25/2024	(12)	–		–	–		–
	1,164	$86.38	11/24/2025	(12)	–		–	–		–
	51,309	$95.43	12/14/2026	(12)	–		–	–		–
	–	–	–		9,273	(2)	$686,573	54,328	(3)	$4,022,445
Andreas Rouvé	–	–	–		9,273	(4)	$686,573	52,223	(5)	$3,866,591
Douglas L. Martin	–	–	–		4,636	(6)	$343,249	30,232	(7)	$2,238,377
Nathan E. Fagre	–	–	–		4,018	(8)	$297,493	18,097	(9)	$1,339,902
Stacey L. Neu	–	–	–		2,318	(10)	$171,625	10,995	(11)	$814,070
Joseph S. Steinberg	–	–	–		–		–	–		–
Ehsan Zargar	3,958	$72.92	11/29/2023	(12)	–		–	–		–
	5,009	$82.86	11/25/2024	(12)	–		–	–		–
George C. Nicholson	–	–	–		–		–	–		–

* David M. Maura, our current Chief Executive Officer and Executive Chairman of our Board; Andreas Rouvé, the former Chief Executive Officer and President of SPB Legacy; Douglas L. Martin, our current Executive Vice President and Chief Financial Officer; Nathan E. Fagre, our former Senior Vice President, General Counsel and Secretary; Stacey L. Neu, our former Senior Vice President, Human Resources; Joseph S. Steinberg, the former Chief Executive Officer and Chairman of our Board of HRG Legacy and our current board member; Ehsan Zargar, the former Executive Vice President, Chief Operating Officer, General Counsel and Corporate Secretary of HRG Legacy and our current Executive Vice President, General Counsel and Corporate Secretary; and George C. Nicholson, the former Senior Vice President, Chief Financial Officer and Chief Accounting Officer of HRG Legacy.

(1)
The performance-based RSUs represented in this column did not meet performance criteria and were forfeited. Accordingly, this table does not reflect what was paid or what was earned and as noted no payments were made with respect to the 2018 EIP or the Spectrum 3B Plan.   This represents 54,328 RSUs for Mr. Maura, 52,223 RSUs for Mr. Rouvé, 30,232 RSUs for Mr. Martin, 18,097 RSUs for Mr. Fagre, and 10,995 RSUs for Ms. Neu.   If the performance criteria under the 2018 EIP were satisfied as of September 30, 2018, the RSUs granted would have vested as follows: 50% of the award on December 1, 2018, and the remaining 50% (plus any over-achievement upside) on December 1, 2018, subject to continued employment on that date.  If the performance criteria under the Spectrum S3B Plan had been satisfied as of September 30, 2018, the RSUs granted would have vested as follows: 50% of the award on December 1, 2018, and the remaining 50% on December 1, 2019.

(2)
Represents 9,273 performance-based RSUs granted to Mr. Maura pursuant to the Company’s 2017 EIP.  The RSUs granted to Mr. Maura under the 2017 EIP vest as follows: 50% of the award vested on December 1, 2017, and the remaining 50% vest on December 1, 2018.

(3)
Represents 29,515 performance-based RSUs granted to Mr. Maura pursuant to the Company’s 2018 EIP, 87 performance-based RSUs granted pursuant to the Company’s 2017 EIP for reaching or exceeding the upper achievement thresholds for the performance goals, 24,726 performance-based RSUs granted pursuant to the Spectrum S3B Plan.

(4)
Represents 9,273 performance-based RSUs granted to Mr. Rouvé pursuant to the Company’s 2017 EIP.  The RSUs granted to Mr. Rouvé under the 2017 EIP vest as follows: 50% of the award vested on December 1, 2017, and the remaining 50% vest on December 1, 2018.

(5)
Represents 24,410 performance-based RSUs granted to Mr. Rouvé pursuant to the Company’s 2018 EIP, 87 performance-based RSUs granted pursuant to the Company’s 2017 EIP for reaching or exceeding the upper achievement thresholds for the performance goals, and 24,726 performance-based RSUs granted pursuant to the Spectrum S3B Plan.

(6)
Represents 4,636 performance-based RSUs granted to Mr. Martin pursuant to the Company’s 2017 EIP.  The RSUs granted to Mr. Martin under the 2017 EIP vest as follows: 50% of the award vested on December 1, 2017, and the remaining 50% vest on December 1, 2018.

(7)
Represents 13,705 performance-based RSUs granted to Mr. Martin pursuant to the Company’s 2018 EIP, 43 performance-based RSUs granted pursuant to the Company’s 2017 EIP for reaching or exceeding the upper achievement thresholds for the performance goals, and 16,484 performance-based RSUs granted pursuant to the Spectrum S3B Plan.

(8)
Represents 4,018 performance-based RSUs granted to Mr. Fagre pursuant to the Company’s 2017 EIP.  The RSUs granted to Mr. Fagre under the 2017 EIP vest as follows: 50% of the award vested on December 1, 2017, and the remaining 50% vest on December 1, 2017.

(9)
Represents 11,878 performance-based RSUs granted to Mr. Fagre pursuant to the Company’s 2018 EIP, 38 performance-based RSUs granted pursuant to the Company’s 2017 EIP for reaching or exceeding the upper achievement thresholds for the performance goals, and 6,181 performance-based RSUs granted pursuant to the Spectrum S3B Plan.

(10)
Represents 2,318 performance-based RSUs granted to Ms. Neu pursuant to the Company’s 2017 EIP.  The RSUs granted to Ms. Neu under the 2017 EIP vest as follows: 50% of the award vested on December 1, 2017, and the remaining 50% vest on December 1, 2018.

(11)
Represents 6,852 performance-based RSUs granted to Ms. Neu pursuant to the Company’s 2018 EIP, 22 performance-based RSUs granted pursuant to the Company’s 2017 EIP for reaching or exceeding the upper achievement thresholds for the performance goals, and 4,121 performance-based RSUs granted pursuant to the Spectrum S3B Plan.

(12)
The options granted to Mr. Maura and Mr. Zargar by HRG Legacy had an original expiration date of ten years from the date of grant, which were generally reduced to one year following the termination of their employment.  As Mr. Maura and Mr. Zargar were subsequently employed by the Company following the Merger, the Company entered into an agreement with each Executive confirming that such options would continue to be exercisable until the tenth anniversary of their original grant date.

Option Exercises and Stock Vested
The following table and footnotes provide information regarding option exercises and stock vesting during Fiscal 2018 for the NEOs.
	Stock Awards			Options
Name	Number of Shares Acquired on Vesting	Value Realized On Vesting		Number of Shares Acquired on Exercise	Value Realized On Exercise
David M. Maura	53,768	$6,142,088	(1)	–	–
Andreas Rouvé	61,725	$6,865,644	(2)	–	–
Douglas L. Martin	28,562	$3,262,770	(3)	–	–
Nathan E. Fagre	18,377	$2,099,157	(4)	–	–
Stacey L. Neu	10,635	$1,214,858	(5)	–	–
Joseph S. Steinberg (7)	–	–		–	–
Ehsan Zargar (7)(8)	4,118	$444,634		49,644	$244,274	(6)
George C. Nicholson	–	–		–	–

(1)
The amount for Mr. Maura in this column represents the value realized upon the vesting of 48,982 RSUs on December 1, 2017 and 4,786 RSUs on December 8, 2017.  The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on each such vesting date, which was $114.21 on December 1, 2017 and $114.47 on December 8, 2017.

(2)
The amount for Mr. Rouvé in this column represents the value realized upon the vesting of 47,427 RSUs on December 1, 2017, 5,025 RSUs on December 8, 2017, and 9,273 RSUs on April 25, 2018.  The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on each such vesting date, which was $114.21 on December 1, 2017, $114.47 on December 8, 2017 and $94.23 on April 25, 2018.

(3)
The amount for Mr. Martin in this column represents the value realized upon the vesting of 25,855 RSUs on December 1, 2017 and 2,707 RSUs on December 8, 2017.  The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on each such vesting date, which was $114.21 on December 1, 2017 and $114.47 on December 8, 2017.

(4)
The amount for Mr. Fagre in this column represents the value realized upon the vesting of 17,146RSUs on December 1, 2017 and 1,231 RSUs on December 8, 2017.  The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on each such vesting date, which was $114.21 on December 1, 2017 and $114.47 on December 8, 2017.

(5)
The amount for Ms. Neu in this column represents the value realized upon the vesting of 9,733 RSUs on December 1, 2017 and 902 RSUs on December 8, 2017.  The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on each such vesting date, which was $114.21 on December 1, 2017 and $114.47 on December 8, 2017.

(6)	The amount for Mr. Zargar in this column represents the value realized upon exercising 49,644 options on April 27, 2018.
(7)
The table above does not reflect the amount of stock awards that vested for Mr. Steinberg and Mr. Zargar in connection with their service as directors and such amounts are reflected in the director compensation table.

(8)	This represents the gross amount of shares which vested and 2,299 shares were withheld for taxes.
Pension Benefits
Except for Mr. Rouvé, none of the NEOs participated in any SPB Legacy, HRG Legacy or New SPB pension plans during or as of the end of Fiscal 2018. As noted under “Summaries of Employment and Severance

Agreements with SPB Legacy and New SPB NEOs – Employment Agreement with Mr. Rouvé” above, Mr. Rouvé is entitled to receive certain pension payments.
Non-Qualified Deferred Compensation
None of our NEOs participated in any SPB Legacy or Company non-qualified deferred compensation programs during or as of the end of Fiscal 2018; except that Mr. Maura received a payment in August 2018 of $1,815,080 in connection with a previously earned and deferred bonus from HRG Legacy, which was scheduled to be paid by November 2018.
Termination and Change in Control Provisions
Awards under the Company Equity Plan.  For purposes of these incentive plans, “change in control” generally means the occurrence of any of the events listed below and “Applicable Company” means SPB Legacy with respect to the Legacy SPB Plan and the Company with respect to the Legacy HRG Plan:
(i)	the acquisition, by any individual, entity or group of beneficial ownership of more than 50% of the combined voting power of the Applicable Company’s then outstanding securities;
(ii)
individuals who constituted our Board at the effective time of the plan and directors who are nominated and elected as their successors from time to time cease for any reason to constitute at least a majority of our Board;

(iii)
consummation of a merger or consolidation of the Applicable Company or any direct or indirect subsidiary of the Applicable Company with any other entity, other than (A) a merger or consolidation which results in the voting securities of the Applicable Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) more than 50% of the combined voting power of the voting securities of the Applicable Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, (B) a merger or consolidation effected to implement a recapitalization of the Applicable Company (or similar transaction) in which no individual, entity or group is or becomes the beneficial owner, directly or indirectly, of voting securities of the Applicable Company (not including in the securities beneficially owned by such individual, entity or group any securities acquired directly from the Applicable Company or any of its direct or indirect subsidiaries) representing 50% or more of the combined voting power of the Applicable Company’s then outstanding voting securities or (C) a merger or consolidation affecting the Applicable Company as a result of which a Designated Holder (as defined below) owns after such transaction more than 50% of the combined voting power of the voting securities of the Applicable Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation; or

(iv)
approval by the stockholders of the Applicable Company of either a complete liquidation or dissolution of the Applicable Company or the sale or other disposition of all or substantially all of the assets of the Applicable Company, other than a sale or disposition by the Applicable Company of all or substantially all of the assets of the Applicable Company to an entity, more than 50% of the combined voting power of the voting securities of which are owned by stockholders of the Applicable Company in substantially the same proportions as their ownership of the Applicable Company immediately prior to such sale.

Provided that, in each case, it shall not be a change in control if, immediately following the occurrence of the event described above (i) the record holders of the common stock of the Applicable Company immediately prior to the event continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Company immediately following the event, or (ii) the Harbinger Master Fund, the Harbinger Special Situations Fund, HRG, and their respective affiliates and subsidiaries (the “Designated Holders”)

beneficially own, directly or indirectly, more than 50% of the combined voting power of the Applicable Company or any successor.
In general, in the event a change in control occurs, our Board may, in its sole discretion, provide that, with respect to any particular outstanding awards:
(i)	all stock options and stock appreciation rights outstanding as of immediately prior to the change in control will become immediately exercisable;
(ii)
the restricted period shall expire immediately prior to the change in control with respect to up to 100 percent of the then-outstanding shares of restricted stock or RSUs (including, without limitation, a waiver of any applicable performance goals);

(iii)
all incomplete performance periods in effect on the date the change in control occurs shall end on that date, and our Compensation Committee may (i) determine the extent to which performance goals with respect to each such performance period have been met based on such audited or unaudited financial information or other information then available it deems relevant and (ii) cause the participant to receive partial or full payment of awards for each such performance period based upon our Compensation Committee’s determination of the degree of attainment of such performance goals, or assuming that the applicable “target” levels of performance have been attained or on such other basis determined by our Compensation Committee; and

(iv)	any awards previously deferred shall be settled as soon as practicable.
Executive Specific Provisions regarding Termination and Change in Control
As discussed under the heading “Summary of Employment and Severance Agreements with New SPB and SPB Legacy NEOs,” each of the continuing NEOs are parties to continuing employment or other written agreements with the Company that govern various aspects of the employment relationship, including the rights and obligations of the parties upon termination of that employment relationship and/or a change in control.
Tables of Amounts Payable upon Termination or Change in Control
The following tables set forth the amounts that would have been payable at September 30, 2018 to each of the NEOs who were employed by the Company as NEOs on the last day of Fiscal 2018  under the various scenarios for termination of employment or a change in control of the Company had such scenarios occurred on September 30, 2018 (except for Mr. Rouvé whose employment terminated in April 2018).
David Maura
	Termination Scenarios (Assumes Termination On 9/30/2018)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control (CIC) and Termination
Cash Severance(1), (2)	$0	$3,185,411		$3,185,411		$3,185,411
Annual Bonus(3), (4)	$0	$136,418		$136,418		$136,418
Equity Awards (Intrinsic Value)(5)
Unvested Restricted Stock Units	$0	$936,508	(6)	$936,508	(6)	$4,708,865	(7)
Other Benefits
Health and Welfare(8)	$0	$10,121		$10,121		$10,121
Leased Vehicle(9)	$0	$24,000		$24,000		$24,000
Accrued, Unused Vacation(10)	$0	$47,942		$47,942		$47,942
Tax Gross-Up(11)	$0	$0		$0		$0
Total	$0	$4,340,400		$4,340,400		$8,112,757

(1)
Reflects cash severance payment, under the applicable termination scenarios, of 30.8 months of the Executive’s CEO base salary (the number of months remaining in the initial term of the Employment Agreement) plus the sum of 30.8 months of his Executive Chairman base salary and 1.0x the Fiscal 2018 Executive Chairman target bonus.  Payments are to be made in monthly installments over 12 or 18 months (for the CEO and Executive Chairman payments, respectively) subject to the requirements of Section 409A of the Internal Revenue Code.

(2)	Includes $513,425 in cash-based severance compensation related to the executive’s role as CEO.
(3)	Reflects annual MIP bonus earned based on Fiscal 2018 performance. Payment is subject to the requirements of Section 409A of the Internal Revenue Code.
(4)	Includes $30,315 in pro rata bonus payments related to the executive’s role as CEO.
(5)	Reflects value of vested equity awards, if any, using a stock price of $74.04, which was Spectrum’s closing price on September 28, 2018.
(6)
Upon a termination without cause or due to death or disability, or for resignation with good reason, all RSUs earned under the Fiscal 2018 EIP award would be payable; 50% of the RSUs earned under the Fiscal 2017 EIP award would be payable; 50% of the S3B award earned would be payable; and, $250,000 of time-based equity awards would accelerate and vest.  No awards were earned under the Fiscal 2018 EIP or S3B.  Amounts shown reflect the value of the earned, but unpaid, RSUs under the Fiscal 2017 EIP plus the $250,000 of time-based equity.

(7)
Upon a termination in connection with a change in control that occurs between 60 days prior to the change in control and the one-year anniversary of the change in control, all outstanding time-based RSUs will accelerate and vest in full and all performance-based RSUs will accelerate and vest as if the performance goals had been achieved at target.  Amounts shown here reflect the value of the earned, but unpaid RSUs under the Fiscal 2017 EIP (including the “Additional Award RSUs”), the base awards under the Fiscal 2018 EIP and the performance-based RSUs under the S3B grant.

(8)	Reflects 18 months of insurance and other benefits continuation for the executive and any dependents.
(9)	Reflects 12 months of car allowance continuation.
(10)	Represents compensation for 110.8 hours of unused vacation time in Fiscal 2018.
(11)	The Company does not provide any tax gross-up payments to cover excise taxes.

Douglas L. Martin
	Termination Scenarios (Assumes Termination On 9/30/2018)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control (CIC) and Termination
Cash Severance(1)	$0	$1,320,000		$1,320,000		$1,320,000
Annual Bonus(2)	$0	$60,024		$60,024		$60,024
Equity Awards (Intrinsic Value)(3)
Unvested Restricted Stock Units	$0	$343,254	(4)	$343,254	(4)	$2,581,621	(5)
Other Benefits
Health and Welfare(6)	$0	$10,121		$10,121		$10,121
Accrued, Unused Vacation(7)	$0	$29,298		$29,298		$29,298
Tax Gross-Up(8)	$0	$0		$0		$0
Total	$0	$1,762,697		$1,762,697		$4,001,064

(1)
Reflects cash severance payment, under the applicable termination scenarios, of 1.5X the executive’s current base salary plus 1.0X the Fiscal 2018 target bonus.  Payments are to be made in monthly installments over 18 months, subject to the requirements of Section 409A of the Internal Revenue Code.

(2)	Reflects annual MIP bonus earned based on Fiscal 2018 performance. Payment is subject to the requirements of Section 409A of the Internal Revenue Code.
(3)	Reflects value of vested equity awards, if any, using a stock price of $74.04, which was Spectrum’s closing price on September 28, 2018.
(4)
Upon a termination without cause or in connection with a change in control, or for resignation with good reason, all RSUs earned under the Fiscal 2018 EIP award would be payable; 50% of the RSUs earned Fiscal 2017 EIP award would be payable; and 50% of the S3B award earned would be payable.  No awards were earned under the Fiscal 2018 EIP or S3B.  Amounts shown reflect the value of the earned, but unpaid, RSUs under the Fiscal 2017 EIP.

(5)
Upon a termination in connection with a change in control that occurs between 60 days prior to the change in control and the one-year anniversary of the change in control, all outstanding time-based RSUs will accelerate and vest in full and all performance-based RSUs will accelerate and vest as if the performance goals had been achieved at target.  Amounts shown here reflect the value of the earned, but unpaid RSUs under the Fiscal 2017 EIP (including the “Additional Award RSUs”), the Base awards under the Fiscal 2018 EIP and the performance-based RSUs under the S3B grant.

(6)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
(7)	Represents compensation for 110.8 hours of unused vacation time in Fiscal 2018.
(8)	The Company does not provide any tax gross-up payments to cover excise taxes.

Andreas Rouvé(1)
	Termination Scenarios (Termination As Of April 25, 2018)
Component	With Good Reason or Without Cause
Cash Severance(2)	$2,021,250
Annual Bonus(3)	$111,408
Termination Notice Period Consideration(4)	$183,750
Equity Awards (Intrinsic Value)(5)
Unvested Restricted Stock Units	$842,848	(5)
Other Benefits
Health and Welfare(6)	$10,121
Life Insurance(7)	$211,235
Leased Vehicle(8)	$19,063
Accrued, Unused Vacation(9)	$25,442
Relocation Bonus	$500,000
Tax Gross-Up(10)	$0
Total	$3,925,115

(1)
Mr. Rouvé’s employment with Spectrum ended on April 25, 2018.  The amounts shown above reflect the amounts that Mr. Rouvé was eligible to receive in connection with his termination pursuant to the Rouvé Separation Agreement, which include the following:

(2)
A cash severance payment of 1.5X the sum of the Executive’s current base salary and 1.0X the Fiscal 2018 target bonus.  Payments are to be made in monthly installments over 18 months, subject to the requirements of Section 409A of the Internal Revenue Code.

(3)	An annual MIP bonus earned based on Fiscal 2018 performance. Payment is subject to the requirements of Section 409A of the Internal Revenue Code.
(4)	Payment in lieu of ninety (90) days’ notice of termination under his employment agreement.
(5)	Accelerated delivery of the service-based RSUs earned, but not yet delivered, under the Fiscal 2017 EIP valued at $90.90 per share, the closing price on the date of termination.
(6)	Insurance and other benefits continuation for the Executive and any dependents for 18 months.
(7)	Payment of executive’s life insurance premium through the end of the severance period (18 months).
(8)	Car allowance continuation for 15 months.
(9)	Compensation for 72 hours (9 days) of unused vacation time in Fiscal 2018.
(10)	The Company does not provide any tax gross-up payments to cover excise taxes.

Nathan E. Fagre(1)
	Termination Scenarios (Assumes Termination On 9/30/2018)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control (CIC) and Termination
Cash Severance(2)	$0	$600,000		$600,000		$600,000
Equity Awards (Intrinsic Value)(3)
Unvested Restricted Stock	$0	$297,498	(4)	$297,498	(4)	$1,637,345	(5)
Other Benefits
Health and Welfare(6)	$0	$6,747		$6,747		$6,747
Accrued, Unused Vacation(7)	$0	$19,976		$19,976		$19,976
Tax Gross-Up(8)	$0	$0		$0		$0
Total	$0	$924,221		$924,221		$2,264,068

(1)
Mr. Fagre’s employment as an officer with Spectrum ended on October 1, 2018, at which time Mr. Fagre was eligible to receive certain benefits in connection with his termination pursuant to the Fagre Separation Agreement, which included the following:  (i) the sum of his base salary ($375,000) plus target bonus ($225,000) for Fiscal 2018, payable over 52 weeks (the “Severance Period”) following his separation; (ii) “Additional Severance Pay” of $500,000; (iii) health benefits continuation through the end of the Severance Period with a total value of $6,747; (iv) 4,018 earned but undelivered RSUs pursuant to the Fiscal 2017 EIP (valued at $171,613 as of September 28, 2018); (v) auto-lease continuation for the duration of the Severance Period (value of $14,250); and, (vi) 110.8 hours of accrued, unused vacation ($19,976 in value).

(2)
Reflects cash severance payment, under the applicable termination scenarios, of 1.0X the sum of the Executive’s current base salary and 1.0X the Fiscal 2018 target bonus.  Payments are to be made in semi-monthly installments over 12 months, subject to the requirements of Section 409A of the Internal Revenue Code.

(3)	Reflects equity value using a stock price of $74.04, which was Spectrum’s closing price on 9/28/2018.
(4)
Upon a termination without cause or in connection with a change in control, or for resignation with good reason, all RSUs earned under the Fiscal 2018 EIP award would be payable; 50% of the RSUs earned Fiscal 2017 EIP award would be payable; and 50% of the S3B award earned would be payable.  No awards were earned under the Fiscal 2018 EIP or S3B.  Amounts shown reflect the value of the earned, but unpaid, RSUs under the Fiscal 2017 EIP.

(5)
Upon a termination in connection with a change in control that occurs between 60 days prior to the change in control and the one-year anniversary of the change in control, all outstanding time-based RSUs will accelerate and vest in full and all performance-based RSUs will accelerate and vest as if the performance goals had been achieved at target.  Amounts shown here reflect the value of the earned, but unpaid RSUs under the Fiscal 2017 EIP (including the “Additional Award RSUs”), the Base awards under the Fiscal 2018 EIP and the performance-based RSUs under the S3B grant.

(6)	Reflects 12 months of insurance and other benefits continuation for the executive and any dependents.
(7)	Represents compensation for 110.8 hours of unused vacation time in Fiscal 2018.
(8)	The Company does not provide any tax gross-up payment to cover excise taxes.

Stacey L. Neu (1)
	Termination Scenarios (Assumes Termination On 9/30/2018)
Component	Without Good Reason Or For Cause	With Good Reason Or Without Cause		Upon Death Or Disability		Change in Control (CIC) and Termination
Cash Severance(2)	$0	$440,000		$440,000		$440,000
Equity Awards (Intrinsic Value)(3)
Unvested Restricted Stock	$0	$171,613	(4)	$171,613	(4)	$985,645	(5)
Other Benefits
Health and Welfare(5)	$0	$6,747		$6,747		$6,747
Accrued, Unused Vacation(6)	$0	$17,108		$17,108		$17,108
Tax Gross-Up(7)	$0	$0		$0		$0
Total	$0	$635,469		$635,469		$1,449,500

(1)
Ms. Neu’s employment with Spectrum ended on October 1, 2018, at which time Ms. Neu was eligible to receive certain benefits in connection with her termination pursuant to the Neu Separation Agreement, which included the following:  (i) the sum of her base salary ($275,000) plus target bonus ($165,000) for Fiscal 2018, payable over 52 weeks (the “Severance Period”) following her separation; (ii) ”Additional Severance Pay” of $300,000; (iii) health benefits continuation through the end of the Severance Period with a total value of $6,747; (iv) 2,318 earned but undelivered RSUs pursuant to the Fiscal 2017 EIP (valued at $171,613 as of 9/28/18); (v) auto-lease continuation for the duration of the Severance Period (value of $14,250); and, (vi) 129.4 hours of accrued, unused vacation ($17,108 in value).

(2)
Reflects cash severance payment, under the applicable termination scenarios, of 1.0X the sum of executive’s current base salary and 1.0X the Fiscal 2018 target bonus.  Payments are to be made in semi-monthly installments over 12 months, subject to the requirements of Section 409A of the Internal Revenue Code.

(3)	Reflects equity value using a stock price of $74.04, which was Spectrum’s closing price on September 28, 2018.
(4)
Upon a termination without cause or in connection with a change in control, or for resignation with good reason, all RSUs earned under the Fiscal 2018 EIP award would be payable; 50% of the RSUs earned Fiscal 2017 EIP award would be payable; and 50% of the S3B award earned would be payable.  No awards were earned under the Fiscal 2018 EIP or S3B.  Amounts shown reflect the value of the earned, but unpaid, RSUs under the Fiscal 2017 EIP.

(5)
Upon a termination in connection with a change in control that occurs between 60 days prior to the change in control and the one-year anniversary of the change in control, all outstanding time-based RSUs will accelerate and vest in full and all performance-based RSUs will accelerate and vest as if the performance goals had been achieved at target.  Amounts shown here reflect the value of the earned, but unpaid RSUs under the Fiscal 2017 EIP (including the “Additional Award RSUs”), the Base awards under the Fiscal 2018 EIP and the performance-based RSUs under the S3B grant.

(6)	Reflects 12 months of insurance and other benefits continuation for the executive and any dependents.
(7)	Represents compensation for 110.8 hours of unused vacation time in Fiscal 2018.
(8)	The Company does not provide any tax gross-up payment to cover excise taxes.

Fiscal 2018 CEO Pay Ratio
Under rules adopted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we are required to determine and disclose the ratio of the annual total compensation of our CEO to that of our global median employee.
To determine the median employee, we made a determination from our global employee population, excluding non-U.S. locations to the extent that the total employees excluded in these locations in aggregate did not exceed 5% of our total employee population at the time of the determination. We have excluded 788 employees in Cambodia and 80 employees in Honduras out of our global employee population of approximately 17,600. We established a consistently applied compensation measure of annualized base pay, converted to U.S. dollars based on applicable exchange rates as of September 30, 2018.  Our population was evaluated as of September 30, 2018 and reflects paid compensation for the entire fiscal year.  Where allowed under the rule, we have annualized compensation for employees newly hired during Fiscal 2018.
Based on the above determination, the total compensation (using the same methodology as we use for our named executive officers as set forth in the Summary Compensation Table in this proxy statement) for the median employee is $22,710. Using the CEO’s total compensation of $4,523,628 under the same methodology, the resulting ratio is 199:1. The pay ratio reported here is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above.
Director Compensation
New SPB and SPB Legacy
Our Compensation Committee is responsible for approving, subject to review by our Board as a whole, compensation programs for our non-employee directors.  In that function, our Compensation Committee considers market and peer company data regarding director compensation and evaluates the Company’s director compensation practices in light of that data and the characteristics of the Company as a whole, with the assistance of its independent compensation advisors.
Under the director compensation program in place for SPB Legacy and continuing at New SPB, at the beginning of each fiscal year, each director who was not an employee (“non-employee director”) of SPB Legacy or New SPB receives an annual cash retainer of $105,000 and an annual grant of restricted stock units equal to that number of shares of the Company’s common stock with a value on the date of grant of $125,000. In addition, the lead independent director of the Board (Mr. Polistina was appointed to this position in July 2018) receives an additional annual cash retainer of $40,000 and an additional annual equity retainer amount of $20,000. Directors are permitted to make an annual election to receive all of their director compensation (including service on committees of the Board) in the form of Company stock in lieu of cash.  For Fiscal 2018, the grants of RSUs were made on October 1, 2017 and vested on October 1, 2018. In addition, during Fiscal 2018 until the Merger Closing Date, the directors who served on the Special Committee formed by the SPB Legacy Board in connection with the Merger also received a monthly cash retainer during their months of services equal to $20,000 per month for the members of the Special Committee and $26,000 per month for the chairman of the Special Committee.
For Fiscal 2018, compensation for service on the standing committees of the SPB Legacy Board and, following the Merger Closing Date, the New SPB Board, was paid in an annual amount as follows:
Committee	Chair Annual Retainer	Member Annual Retainer
Audit	$20,000	N/A
Compensation	15,000	N/A
Nominating and Corporate Governance	15,000	N/A

Our Board has stock ownership guidelines for directors, which provide that each director is expected to hold shares of the Company’s common stock equal to at least five times the director’s annual cash retainer for service as a director.

Mr. Maura, our Executive Chairman of our Board and from April 2018 to present our Chief Executive Officer, and Mr. Rouvé, as our Chief Executive Officer until April 2018, as a management directors did not receive director fees.
HRG Legacy
Directors who were non-employee directors of HRG Legacy received an annual retainer of $80,000 (paid on a quarterly basis) during each fiscal year of their service.  Non-employee directors also received an annual equity award of $80,000, granted as restricted stock or restricted stock units, which vested on the last date of HRG Legacy’s fiscal year, subject to continued service on the HRG Legacy Board on such date.
In addition, newly elected non-employee directors received a commencement equity award of $80,000, granted as restricted stock or restricted stock units, to vest in full on the one-year anniversary of the commencement of each such director’s service on the HRG Legacy Board.  Newly elected directors were only entitled to receive the annual equity award in the first fiscal year commencing immediately following the date such newly elected director became a member of the HRG Legacy Board.
For Fiscal 2018, compensation for service on the standing committees of the Board of Directors was paid in quarterly installments as follows:
Committee	Chair Annual Retainer	Member Annual Retainer
Audit	$26,000	$15,000
Compensation	15,000	6,000
Nominating and Corporate Governance	10,000	5,000

In addition, if a non-employee director attended in excess of 20 in-person committee meetings of the HRG Legacy Board in one fiscal year, then such director was entitled to receive $1,500 for each meeting in excess of the 20 that such director attended.
HRG Legacy maintained a non-employee director share retention requirement, requiring each non-employee director to retain ownership of 100% of his or her covered shares, net of taxes and transaction costs, until the earlier of (i) the date of such director’s termination of employment or (ii) the date such person is no longer a director.
Director Compensation Table for Fiscal 2018
The table set forth below, together with its footnotes, provides information regarding compensation paid to the directors of New SPB, SPB Legacy and HRG Legacy in Fiscal 2018.
Name (1)	Fees Earned or Paid in Cash (2)		Stock Awards (3)		All Other Compensation		Total
Kenneth C. Ambrecht	$180,000	(4)	$244,993	(5)	$3,886	(6)	$428,879
Curtis Glovier*	$106,000	(7)	$80,000	(8)	$–		$186,000
David S. Harris	$–		$51,121	(9)	$260	(10)	$51,381
Frank Ianna*	$120,000	(11)	$80,000	(12)	$–		$200,000
Gerald Luterman*	$117,000	(13)	$80,000	(14)	$–		$197,000
Andrew McKnight* (15)	$–		$–		$–		$–
Norman S. Matthews	$180,000	(16)	$244,993	(17)	$3,886	(18)	$428,879
Terry L. Polistina	$245,500	(19)	$249,971	(20)	$3,965	(21)	$487,936
Hugh R. Rovit	$180,000	(22)	$229,952	(23)	$3,647	(24)	$413,599
Joseph S. Steinberg (25)	$80,000	(26)	$309,952	(27)	$3,647	(28)	$233,599
Andrew Whittaker*	$80,000	(29)	$80,000	(30)	$–		$160,000

Name (1)	Fees Earned or Paid in Cash (2)	Stock Awards (3)		All Other Compensation		Total
Ehsan Zargar*	$–	$229,952	(31)	$2,735	(32)	$232,687

*	No longer a director of the Company as of July 13, 2018.
(1)	This column reflects only directors who received compensation during Fiscal 2018.
(2)
Amounts reflected in this column include the annual retainer fees and committee chair fees paid in cash to the applicable director during Fiscal 2018.  These amounts include the monthly cash retainers for service on the SPB Legacy Special Committee (chaired by Mr. Polistina), which totaled $234,000 for Mr. Polistina and $180,000 for each of Mr. Ambrecht, Mr. Matthews, and Mr. Rovit.  See “Board Actions; Board Member Independence; Committees of the Board of Directors – Committees Established by Our Board of Directors – Special Committee” above.

(3)
Amounts in this column represent the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718.  The value was computed by multiplying the number of shares underlying the stock award by the closing price per share of the Company’s common stock on each grant date (or, as applicable, the last trading date immediately prior to the grant date if the grant date fell on a date when the New York Stock Exchange was closed), which was $105.92 on September 29, 2017 (the grant date of October 1, 2017 fell on a Sunday).  For the pro-rata awards for Mr. Harris, the closing price on July 12, 2018 of $82.72 was used to compute the value.

(4)	This amount is the monthly cash retainer for service on the SPB Legacy Special Committee which totaled $180,000 for Mr. Ambrecht.
(5)
Includes 2,313 RSUs granted to Mr. Ambrecht on October 1, 2017 representing the combined equity portion and in lieu of cash portion of Mr. Ambrecht’s annual SPB Legacy and New SPB director compensation (which vested in full on October 1, 2018).  As of September 30, 2018, Mr. Ambrecht held 2,313 outstanding unvested RSUs.

(6)	Includes dividends paid on RSUs held by Mr. Ambrecht which were not factored into the grant date fair value of the RSUs.
(7)	Represents an equity award of 765 shares of restricted stock granted to Mr. Glovier on November 22, 2017 for Fiscal 2018 HRG Legacy Board services, which vested on July 13, 2018.
(8)
This amount includes quarterly cash retainers for regular HRG Legacy Board service and service on the Audit, Compensation and Nominating and Corporate Governance Committees, totaling $106,000 for Mr. Glovier.

(9)
Includes 618 RSUs granted to Mr. Harris on July 13, 2018 representing the combined pro-rata equity portion and in lieu of cash portion of his annual New SPB director compensation (which vested in full on October 1, 2018).  As of September 30, 2018, Mr. Harris held 618 outstanding unvested RSUs.

(10)	Includes dividends paid on RSUs held by Mr. Harris which were not factored into the grant date fair value of the RSUs.
(11)
This amount includes quarterly cash retainers for regular HRG Legacy Board service and service on the Audit, Compensation and Nominating and Corporate Governance Committees, totaling $120,000 for Mr. Ianna.

(12)	Represents an equity award of 765 shares of restricted stock granted to Mr. Ianna on November 22, 2017 for Fiscal 2018 HRG Legacy Board services, which vested on July 13, 2018.
(13)
This amount includes quarterly cash retainers for regular HRG Legacy Board service and service on the Audit, Compensation and Nominating and Corporate Governance Committees, totaling $117,000 for Mr. Luterman.

(14)	Represents an equity award of 765 shares of restricted stock granted to Mr. Luterman on November 22, 2017 for Fiscal 2018 HRG Legacy Board services, which vested on July 13, 2018.
(15)	Mr. McKnight joined the HRG Legacy Board on July 21, 2016. Mr. McKnight was entitled to, but did not receive, compensation for his services as a director of HRG Legacy.
(16)	This amount is the monthly cash retainer for service on the SPB Legacy Special Committee which totaled $180,000 for Mr. Matthews.
(17)
Includes 2,313 RSUs granted to Mr. Matthews on October 1, 2017 representing the combined equity portion and in lieu of cash portion of his annual SPB Legacy and New SPB director compensation (which vested in full on October 1, 2018).  As of September 30, 2018, Mr. Matthews held 2,313 outstanding unvested RSUs.

(18)	Includes dividends paid on RSUs held by Mr. Matthews which were not factored into the grant date fair value of the RSUs.

(19)
This amount includes the monthly cash retainer for service as the Chairman of the SPB Legacy Special Committee which totaled $234,000 and for the pro-rata portion of the Lead Independent Director retainer for Fiscal 2018, paid January 14, 2019, for Mr. Polistina.

(20)
Includes 2,360 RSUs granted to Mr. Polistina on October 1, 2017 representing the combined equity portion and in lieu of cash portion of his annual SPB Legacy and New SPB director compensation (which vested in full on October 1, 2018).  As of September 30, 2018, Mr. Polistina held 2,360 outstanding unvested RSUs.

(21)	Represents dividends paid on RSUs held by Mr. Polistina which were not factored into the grant date fair value of the RSUs.
(22)	This amount is the monthly cash retainer for service on the SPB Legacy Special Committee which totaled $180,000 for Mr. Rovit.
(23)
Includes 2,171 RSUs granted to Mr. Rovit on October 1, 2017 representing the combined equity portion and in lieu of cash portion of his annual SPB Legacy and New SPB director compensation (which vested in full on October 1, 2018).  As of September 30, 2018, Mr. Rovit held 2,171 outstanding unvested RSUs.

(24)	Includes dividends paid on RSUs held by Mr. Rovit which were not factored into the grant date fair value of the RSUs.
(25)
Represents ordinary director fees received from HRG Legacy, SPB Legacy and New SPB. This table does not include ordinary board fees Mr. Steinberg received from Fidelity & Guaranty Life, HRG Legacy’s former subsidiary.

(26)	This amount includes quarterly cash retainers for regular HRG Legacy Board service totaling $80,000 for Mr. Steinberg.
(27)
Includes 2,171 RSUs granted to Mr. Steinberg on October 1, 2017 representing a combined equity portion of his annual SPB Legacy and New SPB director compensation and in lieu of cash portion of his annual director compensation (which vested in full on October 1, 2018).  This also includes an equity award of 765 shares of restricted stock granted to Mr. Steinberg on November 22, 2017 for Fiscal 2018 HRG Legacy Board service, which vested on July 13, 2018. As of September 30, 2018, Mr. Steinberg held 2,171 outstanding unvested RSUs.

(28)	Includes dividends paid on RSUs held by Mr. Steinberg which were not factored into the grant date fair value of the RSUs.
(29)	This amount includes quarterly cash retainers for regular HRG Legacy Board service totaling $80,000 for Mr. Whittaker.
(30)	Represents an equity award of 765 shares of restricted stock granted to Mr. Whittaker on November 22, 2017 for Fiscal 2018 HRG Legacy Board services, which vested on July 13, 2018.
(31)
Includes 1,180 RSUs granted to Mr. Zargar on October 2, 2017 and 991 RSUs granted to Mr. Zargar on October 6, 2017, representing a combined equity portion of his annual SPB Legacy director compensation and in lieu of cash portion of his annual director compensation (which vested in full on October 1, 2018).  As of September 30, 2018, Mr. Zargar held 1,180 outstanding unvested RSUs.

(32)	Includes dividends paid on RSUs held by Mr. Zargar which were not factored into the grant date fair value of the RSUs.
Compensation Committee Interlocks and Insider Participation
Compensation policies for the Company’s NEOs are developed, adopted, reviewed and maintained by our Compensation Committee. Prior to the Merger, the members of the Compensation Committee were Frank Ianna (Chairman), Curtis Glovier, Gerald Luterman and Andrew McKnight. The current members of our Compensation Committee are Kenneth C. Ambrecht (Chairman), Norman S. Matthews and Terry L. Polistina. None of the members of our Compensation Committee during Fiscal 2018 is or has ever been one of our officers or employees, except that Mr. Polistina previously served as an officer of Spectrum Brands Legacy from June 2010 until September 2013. In addition, during Fiscal 2018, none of our executive officers served as a member of the compensation committee of any other entity that has one or more executive officers serving on our Board or our Compensation Committee.
Report of the Compensation Committee of our Board of Directors
Our Compensation Committee has reviewed and discussed the following section of this report entitled “Compensation Discussion and Analysis” with management.  Based on this review and discussion, the Committee has recommended to our Board that the Compensation Discussion and Analysis be included in this Form 10‑K/A and the Company’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2018.
Compensation Committee
Kenneth C. Ambrecht (Chairman)
Norman S. Matthews
Terry L. Polistina

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Common Stock as of December 31, 2018, by:
•	each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock (each, a “5% Stockholder”);
•	our named executive officers for Fiscal 2018;
•	each of our directors; and
•	all directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC.  Determinations as to the identity of 5% Stockholders is based upon filings with the SEC and other publicly available information.  Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.  The percentage of beneficial ownership set forth below is based upon 53,423,237 shares of Common Stock issued and outstanding as of the close of business on December 31, 2018.  In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that are subject to options and RSUs held by that person that are currently expected to vest within 60 days of December 31, 2018 are deemed outstanding.  These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.  Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Spectrum Brands Holdings, Inc., 3001 Deming Way, Middleton, WI 53562.
Name and Address of Beneficial Owner	Number of Shares of Beneficially Owned	Percent of Outstanding Shares
5% Stockholders as of December 31, 2018
Jefferies Financial Group, Inc. (1)	7,525,666	14.1%
CF Turul LLC (2)	5,320,562	10.0%
FMR LLC (3)	8,011,307	15.0%
Our Directors and Named Executive Officers, each as of December 31, 2018
Kenneth C. Ambrecht	28,899	*
Nathan E. Fagre (4)	48,464	*
David S. Harris	3,696	*
Sherianne James	1,834	*
Randy Lewis (5)	12,076	*
Douglas L. Martin	52,286	*
Norman S. Matthews	25,907	*
David M. Maura (6)	501,603	*
Stacey L. Neu (7)	16,381	*
George C. Nicholson (8)	—	*
Terry L. Polistina	28,011	*
Andreas Rouvé (9)	135,347	*
Hugh R. Rovit	29,907	*
Joseph S. Steinberg	15,276	*

Name and Address of Beneficial Owner	Number of Shares of Beneficially Owned	Percent of Outstanding Shares
Ehsan Zargar (10)	34,333	*
All current directors and executive officers as a group	733,828	1.4%

* Indicates less than 1% of our outstanding Common Stock.
(1)	Based solely on Schedule 13D/A, filed with the SEC on November 19, 2018. The address of Jefferies Financial is 520 Madison Avenue, New York, New York, 10022.
(2)
Based solely on a Schedule 13D/A, filed with the SEC on July 17, 2018.  The address of CF Turul LLC is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York, 10105.

(3)	Based solely on Schedule 13F, filed with the SEC on November 11, 2018. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.
(4)	Mr. Fagre’s position as Senior Vice President, General Counsel and Secretary ceased on October 1, 2018.
(5)	Mr. Lewis was appointed Executive Vice President, Chief Operating Officer on October 22, 2018.
(6)	Includes 213,652 shares of Common Stock underlying options that have vested.
(7)	Ms. Neu’s position as Senior Vice President, Human Resources ceased on October 1, 2018.
(8)	Mr. Nicholson’s position as Senior Vice President, Chief Accounting Officer and Chief Financial Officer ceased on July 13, 2018.
(9)	Mr. Rouvé’s position as President and Chief Executive Officer ceased on April 26, 2018.
(10)	Includes 8,967 shares of Common Stock underlying options that have vested.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review, Approval or Ratification of Transactions with Related Persons
New SPB and SPB Legacy – Policies on Transactions with Related Persons
The Company’s policies and procedures for review and approval of related-person transactions appear in the Code of Ethics for the Principal Executive Officer and Senior Financial Officers and the Spectrum Brands Code of Business Conduct and Ethics, each of which is posted on the Company’s website at www.spectrumbrands.com under “Investor Relations – Corporate Governance.”
All of the Company’s executive officers, directors, and employees are required to disclose to the Company’s General Counsel all transactions which involve any actual, potential, or suspected activity or personal interest that creates or appears to create a conflict between the interests of the Company and the interests of their executive officers, directors, or employees.  In cases involving executive officers, directors, or senior-level management, the Company’s General Counsel will investigate the proposed transaction for potential conflicts of interest and then refer the matter to the Company’s Audit Committee to make a full review and determination.  In cases involving other employees, the Company’s General Counsel, in conjunction with the employee’s regional supervisor and the Company’s Director of Internal Audit, will review the proposed transaction.  If they determine that no conflict of interest will result from engaging in the proposed transaction, then they will refer the matter to the Company’s Chief Executive Officer for final approval.
In addition, under our Corporate Governance Guidelines, our directors are prohibited from taking for themselves opportunities related to the Company’s business that are presented to them in their capacity as a director for the Company’s benefit, from using our property, information or position for personal gain, or from competing with the Company for business opportunities if such opportunities were presented to them in their capacity as a director for the Company’s benefit.  If the Company’s disinterested Board members determine that the Company will not pursue an opportunity that relates to our business, and consent to a director then personally pursuing the opportunity, then the director may do so.
The Company’s Audit Committee is required to consider all questions of possible conflicts of interest involving executive officers, directors, and senior-level management and to review and approve certain transactions, including all (i) transactions in which a director, executive officer, or an immediate family member of a director or executive officer has an interest, (ii) proposed business relationships between the Company and a director, executive officer, or other member of senior management, (iii) investments by an executive officer in a company that competes with the Company or an interest in a company that does business with the Company, and (iv) situations where a director or executive officer proposes to be a customer of the Company, be employed by, serve as a director of, or otherwise represent a customer of the Company.
The Company’s legal department and financial accounting department monitor transactions for an evaluation and determination of potential related-person transactions that would need to be disclosed in the Company’s periodic reports or proxy materials under generally accepted accounting principles and applicable SEC rules and regulations.
Transactions with New SPB
Shareholder Agreement with Jefferies Financial
On February 24, 2018, in connection with the execution of the Merger Agreement, Jefferies Financial and the Company entered into a Shareholder Agreement (the “Shareholder Agreement”), which became effective as of the closing date of the Merger (the “Merger Closing Date”).  On November 19, 2018, the parties entered into an amendment to the Shareholder Agreement. References below to such agreement refer to the Shareholder Agreement, as amended by the amendment.

Under the Shareholder Agreement, following the Merger Closing Date, Jeffries Financial received the right to designate one individual to be nominated as a member of our Board (the “Jefferies Nominee”) until the earliest to occur of (i) such time as Jefferies Financial and its subsidiaries own less than 10% of the number of shares of our Common Stock (calculated on a fully diluted basis) issued and outstanding immediately after the Merger Closing Date, (ii) such time as Jefferies Financial and its subsidiaries own less than 5% of the number of shares of our Common Stock (calculated on a fully diluted basis) then issued and outstanding, and (iii) the later of (A) the 60-month anniversary of the Merger Closing Date and (B) such time as Jefferies Financial and its subsidiaries own less than 10% of the number of shares of our Common Stock (calculated on a fully diluted basis) then issued and outstanding. Upon the occurrence noted above, the Jefferies Nominee is required to promptly resign from our Board. We have generally agreed to include the Jefferies Nominee on our slate of nominees for election as directors at any applicable meeting of stockholders at which directors are to be elected and will use our reasonable best efforts to cause the Jefferies Nominee to be elected and maintained in office as a director. If the Jefferies Nominee resigns or is otherwise unavailable to serve as a director, Jefferies Financial generally will have the right to designate a replacement to serve on our Board for so long as Jefferies Financial has the right to designate a director. Mr. Joseph S. Steinberg currently serves as the Jefferies Nominee.
In addition, under the Merger Agreement, Jefferies Financial has the right to designate an independent director (the “Independent Designee”) who satisfies certain requirements specified in the Merger Agreement and who will be a Class III director.  Jefferies Financial designated David S. Harris as such director, who is serving on our Board.  In the event that the Independent Designee is unable or unwilling to serve as a director, Jefferies Financial has the right to designate a replacement director who satisfies the requirements specified in the Merger Agreement, who shall be appointed by our Board to serve the remainder of the Independent Designee’s term.  Jefferies Financial’s right to designate an Independent Designee shall terminate when Jefferies Financial and its subsidiaries own less than 10% of the outstanding shares of our Common Stock issued and outstanding immediately after the Merger Closing Date.
Under the Shareholder Agreement, Jefferies Financial is subject to certain standstill provisions following the Merger Closing Date providing that it and its subsidiaries will not, among other things, (i) acquire equity securities or derivative instruments of the Company, if after giving effect to such acquisitions the aggregate number of shares of our Common Stock beneficially owned by Jefferies Financial and its subsidiaries exceeds 19.9% of the number of shares of our Common Stock (calculated on a fully diluted basis) then issued and outstanding, (ii) make, or in any way participate in, any solicitation of proxies to vote any of our voting securities, (iii) commence a tender offer or exchange offer for our voting securities without the prior written consent of our Board, (iv) form or join a group for the purpose of voting, acquiring or disposing of any of our voting securities, (v) submit to our Board a written proposal for an acquisition of the Company or make any public announcement related thereto, or (vi) call a meeting of our stockholders. The standstill provisions are subject to certain exceptions as set forth in the Shareholder Agreement. The standstill provisions cease at such time as both (i) Jefferies Financial and its subsidiaries no longer own, in the aggregate, at least 10% of the number of shares of our Common Stock (calculated on a fully diluted basis) issued and outstanding immediately after the Merger Closing Date and (ii) a nominee of Jefferies Financial is no longer serving on our Board.
Under the Shareholder Agreement, Jefferies Financial has agreed, through the conclusion of our 2019 annual stockholders meeting (so long as it is held on or prior to September 30, 2019), to cause the shares of our Common Stock it owns (and such shares owned by its affiliates) to be present for quorum purposes and to be voted in favor of the directors nominated by our Nominating and Corporate Governance Committee or our Board, against any director nominees who were not nominated by such Committee or our Board, in favor of the “say on pay” proposal recommended by our Board, and in accordance with our Board’s recommendation regarding ratification of the selection of independent auditors for the Company.
See “—Item 10— Directors, Executive Officers and Corporate Governance—Corporate Governance— Certain Restrictions on the Transfer of Our Shares of Common Stock” for additional information.
Permitted Transfer Agreement with Fortress and Jefferies Financial
Pursuant to the Amended and Restated Certificate of Incorporation of the Company, Jefferies Financial and Fortress were subject to certain limitations on the transfer of Common Stock, provided that each was given a permitted cushion from these restrictions to transfer a portion of their Common Stock (“Transfer Cushion”). In connection with the foregoing, on February 24, 2018, Fortress, Jefferies Financial and the Company entered into a letter agreement (the “Permitted Transfer Agreement”), pursuant to which Jefferies Financial and Fortress could have transferred to one another a portion of their unutilized Transfer Cushion, subject to the consent of the Company. Following the closing of the sale of the Company’s global battery, lighting and portable power business, the limitations on transfer contained in the Amended and Restated Certificate of Incorporation and the Permitted Transfer Agreement are no longer applicable, except that Jefferies Financial continues to be subject to the standstill provisions set forth in the Shareholder Agreement. See “—Item 10— Directors, Executive Officers and Corporate Governance—Corporate Governance— Certain Restrictions on the Transfer of Our Shares of Common Stock” for additional information.
Registration Rights Agreement
On February 24, 2018, Jefferies Financial, Fortress and the Company entered into a registration rights agreement (the “Post-Closing Registration Rights Agreement”), which became effective at the Merger Closing Date. Under this agreement, we are required to file a shelf registration statement and keep this registration statement effective so long as Fortress and Jefferies Financial (and their permitted assigns) own shares of our Common Stock (such shares of our Common Stock owned by Fortress and Jefferies Financial (and their permitted assigns), the “Registrable Securities”). In addition, each of Fortress and Jefferies Financial (and their permitted assigns) will be able to cause us to undertake up to two underwritten takedowns of the shelf registration statement. The Post-Closing Registration Rights Agreement also grants certain customary piggyback rights for Fortress and Jefferies Financial (and their permitted assigns), and allows Fortress and Jefferies Financial (and their affiliates) to transfer their registration rights to, among others, certain permitted transferees, including to affiliates of Fortress and Jefferies Financial, respectively, and to persons advised by Fortress or Jefferies Financial, respectively (so long as the decision-making control with respect to such interests remains after such transfer with Fortress or Jefferies Financial, respectively), and in certain circumstances, to the direct or indirect members, shareholders, general or limited partners, or other equity holders of Fortress and Jefferies Financial.
Repurchase of Shares from David Maura
As previously disclosed, on November 21, 2018, the Company repurchased 79,809 shares of Common Stock from David Maura, our Chairman and Chief Executive Officer, at a price of $50.12 per share, the closing price of our Common Stock on such date. The Company repurchased an additional 78,509 shares of Common Stock from Mr. Maura on November 26, 2018 at a price of $50.95 per share, the closing price of our Common Stock on such date.
Transactions with SPB Legacy
In Fiscal 2016, Jefferies LLC, a wholly owned subsidiary of Jefferies Financial, a significant stockholder of HRG Legacy and New SPB, acted as one of the initial purchasers of SPB Legacy’s offering of €425.0 million of its 4.00% Notes due 2026, for which Jefferies LLC received $0.3 million in discounts, commissions and reimbursements of expenses.
Transactions with HRG Legacy
Agreements with Jefferies LLC
On October 7, 2015, FGL, a former subsidiary of HRG Legacy, entered into an Engagement Letter with Jefferies LLC pursuant to which Jefferies LLC agreed (on a non-exclusive basis) to provide financial advisory services to FGL in connection with a transaction involving a merger or other similar transaction with respect to at least a majority of the capital stock of FGL. HRG Legacy was also a party to the Engagement Letter. Under the Engagement Letter, Jefferies LLC was entitled to receive a fee which represented a percentage of the value of the transaction, plus reimbursement for all reasonable out-of-pocket expenses incurred by Jefferies in connection with their engagement. FGL also agreed to indemnify Jefferies LLC for certain liabilities in connection with their engagement. HRG Legacy was required to reimburse FGL for compensation paid by FGL to Jefferies LLC under certain circumstances. Specifically, if compensation to Jefferies LLC became payable in respect of a transaction that involved a disposition of shares of FGL held by HRG Legacy and not other stockholders of FGL, HRG Legacy agreed to reimburse FGL for the full amount of such compensation. If compensation to Jefferies LLC became payable in respect of a transaction that involved a disposition of shares of FGL held by HRG Legacy and a disposition of not more than 50% of the shares of FGL held by stockholders of FGL other than HRG Legacy, HRG Legacy agreed to reimburse FGL for its pro rata portion of such compensation (based on its relative number of shares compared to those held by stockholders of FGL other than HRG Legacy). On May 8, 2017, the parties executed an amendment to extend the term of the Engagement Letter.
On October 9, 2015, HGI Funding, LLC, a subsidiary of the Company, entered into a Stock Purchase Agreement, by and among HGI Funding, HC2 Holdings, Inc. (“HC2”) and the purchasers party thereto, whereby HGI Funding sold its remaining equity interest in HC2 for an aggregate purchase price of $35.1 million. Jefferies LLC agreed to purchase 1.2 million shares in the transaction at a purchase price of $7.50.
On October 23, 2015, Front Street Cayman, a former subsidiary of HRG Legacy, sold bonds issued by Phoenix Life Insurance Company and received approximately $14.0 million in aggregate proceeds from the sale. Jefferies LLC acted as the principal in the transaction.
On October 16, 2017, HRG Legacy entered into an engagement letter with Jefferies LLC pursuant to which Jefferies LLC agreed to act as co-advisor to HRG Legacy (with the other co-advisors acting as lead financial advisor to HRG Legacy) with respect to HRG Legacy’s review of strategic alternatives. Under this engagement letter, Jefferies LLC was entitled to receive up to a $3.0 million transaction fee, which could be increased by another $1.0 million at the sole discretion of HRG Legacy, and reimbursement for all reasonable out-of-pocket expenses. In addition, HRG Legacy agreed to indemnify Jefferies LLC for certain liabilities in connection with such engagement. On July 13, 2018, in connection with the consummation of the Merger, Jefferies LLC received a total of $3.0 million in payments pursuant to such engagement letter.
Transaction with Fortress
FGL, a former subsidiary of HRG Legacy, invested in CLO securities issued by Fortress Credit Opportunities III CLO LP (“FCO III”) and also invested in securities issued by Fortress Credit BSL Limited (“Fortress BSL”). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC, which, through its affiliates, was a significant stockholder of HRG Legacy. Such CLOs had an aggregate total carrying value of $176.3 million and $227.5 million as of September 30, 2017 and 2016, respectively. HRG Legacy’s net investment income from such securities was $11.6 million and $11.0 million for Fiscal 2017 and 2016, respectively.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees KPMG LLP, our independent registered public accounting firm, billed to the Company, including SPB Legacy, SB/RH, FS Holdco II Ltd. (excluding FGL), HGI Energy, LLC and HGI Funding, LLC.
(in millions)	2018	2017
Audit Fees	$7.9	$8.1
Audit-Related Fees	6.1	—
Tax Fees	0.1	0.3
All Other Fees	0.1	0.1
Total	$14.2	$8.5

In the above table, in accordance with the SEC’s definition and rules, “Audit Fees” are fees paid to KPMG LLP for professional services for the audit of the Company and SB/RH, and our consolidated financial statements included in our Form 10‑K and the review of our financial statements included in Form 10-Q, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, such as issuance of comfort letters and statutory audits required for certain of our foreign subsidiaries.  “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including the due diligence activities relating to mergers and acquisitions, including the audit of standalone carve-out financial statements used as part of our Global Batteries and Appliances segment divestitures.  “Tax Fees” are fees for tax compliance, tax advice, and tax planning.  Such fees were attributable to services for tax compliance assistance and tax advice.  “All Other Fees” are fees, if any, for any services not included in the first three categories.
Pre-Approval of Independent Auditors Services and Fees
The Audit Committee pre-approved the audit services engagement performed by KPMG LLP for the year ended September 30, 2018.  In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee has pre-approved other specified audit, or audit-related services, provided that the fees incurred by KPMG LLP in connection with any individual engagement do not exceed $200,000 in any 12-month period.  The Audit Committee must approve for an engagement-by-engagement basis any individual non-audit or tax engagement in any 12-month period.  The Audit Committee has delegated to its Chairman the authority to pre-approve any other specific audit or specific non-audit service which was not previously pre-approved by the Audit Committee, provided that any decision of the Chairman to pre-approve other audit or non-audit services shall be presented to the Audit Committee at its next scheduled meeting.

PART IV
ITEM 15.               EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)          List of Documents filed
1.          The financial statements of Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC are filed as part of the Annual Report on the Original 10‑K.
2.          The financial statement schedule of Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC is filed as part of the Annual Report on the Original 10‑K.
(b)          List of Exhibits.
The following is a list of exhibits filed with this Form 10‑K/A.

Exhibit No.	Description of Exhibits
Exhibit 31.1*
Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Spectrum Brands Holdings, Inc.

Exhibit 31.2*
Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Spectrum Brands Holdings, Inc.

Exhibit 31.3*
Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  SB/RH Holdings, LLC

Exhibit 31.4*
Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  SB/RH Holdings, LLC

*	Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Spectrum Brands Holdings, Inc.

Date: January 28, 2019	By:	/s/ Douglas L. Martin
Douglas L. Martin
Executive Vice President, Chief Financial Officer

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SB/RH Holdings, LLC

By: Spectrum Brands Holdings, Inc., its sole member

Date: January 28, 2019	By:	/s/ Douglas L. Martin
Douglas L. Martin
Executive Vice President, Chief Financial Officer