Form 10-Q
period 2018-12-30
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2019-02-07
CIK 109177, 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2018

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

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Spectrum Brands Holdings, Inc.	Yes	☒	No	☐
SB/RH Holdings, LLC	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 4, 2019, there were outstanding  53,716,193 shares of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.

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

•	the impact of pending or threatened litigation;
•	the impact of cybersecurity breaches or our actual or perceived failure to protect company and personal data;
•	changes in accounting policies applicable to our business;
•	our ability to utilize our net operating loss carry-forwards to offset tax liabilities from future taxable income;
•	government regulations;
•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;
•	our inability to successfully integrate and operate new acquisitions at the level of financial performance anticipated;
•	the unanticipated loss of key members of senior management;
•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets; and
•	the transition to a new chief executive officer and such officer’s ability to determine and implement changes at the Company to improve the Company’s business and financial performance.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Financial Position

As of December 30, 2018, and September 30, 2018

(unaudited)

(in millions)	December 30, 2018	September 30, 2018
Assets
Cash and cash equivalents	$252.4	$552.5
Trade receivables, net	414.0	316.9
Other receivables	68.7	51.8
Inventories	723.2	583.6
Prepaid expenses and other current assets	62.6	63.2
Current assets of business held for sale	2,283.4	2,406.3
Total current assets	3,804.3	3,974.3
Property, plant and equipment, net	477.7	499.1
Deferred charges and other	219.0	230.5
Goodwill	1,447.4	1,454.7
Intangible assets, net	1,603.1	1,641.8
Total assets	$7,551.5	$7,800.4
Liabilities and Shareholders' Equity
Current portion of long-term debt	$2,138.2	$26.9
Accounts payable	471.4	585.0
Accrued wages and salaries	48.2	55.3
Accrued interest	76.9	65.0
Other current liabilities	203.5	158.7
Current liabilities of business held for sale	463.2	539.1
Total current liabilities	3,401.4	1,430.0
Long-term debt, net of current portion	2,589.3	4,624.3
Deferred income taxes	35.0	35.0
Other long-term liabilities	119.9	121.5
Total liabilities	6,145.6	6,210.8
Commitments and contingencies (Note 18)
Shareholders' equity
Common Stock	0.5	0.5
Additional paid-in capital	2,007.4	1,996.7
Accumulated deficit	(349.1)	(180.1)
Accumulated other comprehensive loss, net of tax	(246.8)	(235.8)
Treasury stock, at cost	(14.6)	—
Total shareholders' equity	1,397.4	1,581.3
Noncontrolling interest	8.5	8.3
Total equity	1,405.9	1,589.6
Total liabilities and equity	$7,551.5	$7,800.4

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Income

For the three month periods ended December 30, 2018 and December 31, 2017

 (unaudited)

	Three Month Periods Ended
(in millions, except per share)	December 30, 2018	December 31, 2017
Revenue	$874.6	$919.6
Cost of goods sold	568.4	600.9
Restructuring and related charges	0.9	0.3
Gross profit	305.3	318.4
Selling	155.6	153.8
General and administrative	104.0	79.7
Research and development	11.1	11.5
Acquisition and integration related charges	1.6	5.3
Restructuring and related charges	8.2	16.8
Total operating expenses	280.5	267.1
Operating income	24.8	51.3
Interest expense	57.0	75.4
Other non-operating expense (income), net	0.7	(0.8)
Loss from continuing operations before income taxes	(32.9)	(23.3)
Income tax benefit	(3.4)	(120.5)
Net (loss) income from continuing operations	(29.5)	97.2
(Loss) income from discontinued operations, net of tax	(82.8)	481.6
Net (loss) income	(112.3)	578.8
Net income attributable to non-controlling interest	0.2	71.4
Net (loss) income attributable to controlling interest	$(112.5)	$507.4
Amounts attributable to controlling interest
Net (loss) income from continuing operations attributable to controlling interest	$(29.7)	$40.0
Net (loss) income from discontinued operations attributable to controlling interest	(82.8)	467.4
Net (loss) income attributable to controlling interest	$(112.5)	$507.4
Earnings Per Share
Basic earnings per share from continuing operations	$(0.56)	$1.24
Basic earnings per share from discontinued operations	(1.55)	14.45
Basic earnings per share	$(2.11)	$15.69
Diluted earnings per share from continuing operations	$(0.56)	$1.23
Diluted earnings per share from discontinued operations	(1.55)	14.32
Diluted earnings per share	$(2.11)	$15.55
Dividends per share	$0.42	$—
Weighted Average Shares Outstanding
Basic	53.4	32.3
Diluted	53.4	32.6

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC

Condensed Consolidated Statements of Comprehensive Income

For the three month periods ended December 30, 2018 and December 31, 2017

(unaudited)

	Three Month Periods Ended
(in millions)	December 30, 2018	December 31, 2017
Net (loss) income	$(112.3)	$578.8
Other comprehensive income (loss)
Foreign currency translation loss	(18.7)	(9.3)
Deferred tax effect	(2.1)	7.2
Deferred tax valuation allowance	—	0.1
Net unrealized loss on foreign currency translation	(20.8)	(2.0)
Unrealized gain on derivative instruments
Unrealized gain (loss) on hedging activity before reclassification	14.4	(0.8)
Net reclassification for (gain) loss to income from continuing operations	(2.9)	2.9
Net reclassification for gain to income from discontinued operations	(0.1)	(0.3)
Unrealized gain on hedging instruments after reclassification	11.4	1.8
Deferred tax effect	(3.1)	—
Net unrealized gain on hedging derivative instruments	8.3	1.8
Defined benefit pension gain
Defined benefit pension gain (loss) before reclassification	1.1	(0.7)
Net reclassification for loss to income from continuing operations	0.5	0.6
Net reclassification for loss to income from discontinued operations	0.2	0.2
Defined benefit pension gain after reclassification	1.8	0.1
Deferred tax effect	(0.3)	—
Net defined benefit pension gain	1.5	0.1
Unrealized investment gain
Unrealized investment gain before reclassification	—	26.0
Net reclassification for gain to income from discontinued operations	—	(6.3)
Unrealized gain on investments after reclassification	—	19.7
Adjustments to intangible assets	—	(0.9)
Deferred tax effect	—	(6.7)
Net unrealized gain on investments	—	12.1
Deconsolidation of HRG insurance operations	—	(445.9)
Net change to derive comprehensive income for the period	(11.0)	(433.9)
Comprehensive (loss) income	(123.3)	144.9
Comprehensive income attributable to non-controlling interest	—	2.5
Comprehensive (loss) income attributable to controlling interest	$(123.3)	$142.4

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC

Condensed Consolidated Statements of Shareholder’s Equity

For the three month periods ended December 30, 2018 and December 31, 2017

(unaudited)

					Accumulated
			Additional		Other		Total	Non-
Three month period ended December 30, 2018	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders'	controlling	Total
(in millions)	Shares	Amount	Capital	Deficit	Loss	Stock	Equity	Interest	Equity
Balances as of September 30, 2018	53.4	0.5	1,996.7	(180.1)	(235.8)	—	1,581.3	8.3	1,589.6
Net loss from continuing operations	—	—	—	(29.7)	—	—	(29.7)	0.2	(29.5)
Loss from discontinued operations, net of tax	—	—	—	(82.8)	—	—	(82.8)	—	(82.8)
Other comprehensive loss, net of tax	—	—	—	—	(11.0)	—	(11.0)	—	(11.0)
Treasury stock repurchases	(0.3)	—	—	—	—	(18.5)	(18.5)	—	(18.5)
Restricted stock issued and related tax withholdings	0.3	—	7.5	(0.2)	—	3.9	11.2	—	11.2
Share based compensation	—	—	3.2	—	—	—	3.2	—	3.2
Dividends declared	—	—	—	(22.5)	—	—	(22.5)	—	(22.5)
Cumulative adjustment for adoption of new accounting standards (Note 2)	—	—	—	(33.8)	—	—	(33.8)	—	(33.8)
Balances as of December 30, 2018	53.4	$0.5	$2,007.4	$(349.1)	$(246.8)	$(14.6)	$1,397.4	$8.5	$1,405.9

					Accumulated
			Additional		Other		Total	Non-
Three month period ended December 31, 2017	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders'	controlling	Total
(in millions)	Shares	Amount	Capital	Deficit	Loss	Stock	Equity	Interest	Equity
Balances as of September 30, 2017	200.6	2.0	1,372.9	(925.9)	309.0	—	758.0	1,188.9	1,946.9
Net income from continuing operations	—	—	—	40.0	—	—	40.0	57.2	97.2
Income from discontinued operations, net of tax	—	—	—	467.4	—	—	467.4	14.2	481.6
Other comprehensive income, net of tax	—	—	—	—	9.5	—	9.5	2.5	12.0
Sale and deconsolidation of HRG - Insurance Operations	—	—	—	—	(445.9)	—	(445.9)	(446.4)	(892.3)
Purchase of subsidiary stock	—	—	(10.3)	—	0.6	—	(9.7)	1.7	(8.0)
Excess of stock options and warrants	0.1	—	1.4	—	—	—	1.4	—	1.4
Restricted stock issued and related tax withholdings	—	—	(3.6)	—	—	—	(3.6)	(2.2)	(5.8)
Share based compensation	—	—	3.3	—	—	—	3.3	2.0	5.3
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	—	—	(10.7)	(10.7)
Balances as of December 31, 2017	200.7	$2.0	$1,363.7	$(418.5)	$(126.8)	$—	$820.4	$807.2	$1,627.6

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the three month periods ended December 30, 2018 and December 31, 2017

(unaudited)

	Three Month Period Ended
(in millions)	December 30, 2018	December 31, 2017
Cash flows from operating activities
Net (loss) income	$(112.3)	$578.8
(Loss) income from discontinued operations, net of tax	(82.8)	481.6
Net (Loss) income from continuing operations	(29.5)	97.2
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	66.0	38.5
Share based compensation	6.0	4.5
Purchase accounting inventory adjustment	—	0.8
Pet safety recall inventory write-off	—	1.6
Amortization of debt issuance costs and debt discount	4.7	4.3
Dividend from subsidiaries classified as discontinued operations	—	3.1
Deferred tax benefit	(26.5)	(128.7)
Net changes in operating assets and liabilities	(304.7)	(202.8)
Net cash used by operating activities from continuing operations	(284.0)	(181.5)
Net cash (used) provided by operating activities from discontinued operations	(27.9)	120.7
Net cash used by operating activities	(311.9)	(60.8)
Cash flows from investing activities
Purchases of property, plant and equipment	(13.5)	(20.3)
Proceeds from sales of property, plant and equipment	0.1	0.9
Proceeds from sale of HRG Insurance Operations	—	1,490.2
Net cash (used) provided by investing activities from continuing operations	(13.4)	1,470.8
Net cash used by investing activities from discontinued operations	(5.1)	(179.6)
Net cash (used) provided by investing activities	(18.5)	1,291.2
Cash flows from financing activities
Proceeds from issuance of debt	124.3	231.4
Payment of debt	(45.6)	(123.4)
Payment of debt issuance costs	—	(0.1)
Treasury stock purchases	(18.5)	—
Purchases of subsidiary stock, net	—	(8.2)
Dividends paid to shareholders	(22.4)	—
Dividends paid by subsidiary to non-controlling interest	—	(9.8)
Share based award tax withholding payments, net of proceeds upon vesting	(2.2)	(22.2)
Other financing activities, net	—	1.4
Net cash provided by financing activities from continuing operations	35.6	69.1
Net cash (used) provided by financing activities from discontinued operations	(2.3)	116.5
Net cash provided by financing activities	33.3	185.6
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(2.9)	(0.2)
Net change in cash, cash equivalents and restricted cash	(300.0)	1,415.8
Net change in cash, cash equivalents and restricted cash in discontinued operations	—	38.3
Net change in cash, cash equivalents and restricted cash in continuing operations	(300.0)	1,377.5
Cash, cash equivalents and restricted cash, beginning of period	561.3	285.4
Cash, cash equivalents and restricted cash, end of period	$261.3	$1,662.9
Supplemental disclosure of cash flow information
Cash paid for interest	$56.0	$60.1
Cash paid for taxes	$21.8	$10.0
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$1.4	$2.4

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Financial Position

As of December 30, 2018 and September 30, 2018

(unaudited)

(in millions)	December 30, 2018	September 30, 2018
Assets
Cash and cash equivalents	$200.6	$505.4
Trade receivables, net	413.9	316.9
Other receivables	128.9	95.3
Inventories	723.2	583.6
Prepaid expenses and other current assets	62.4	62.9
Current assets of business held for sale	2,283.4	2,406.3
Total current assets	3,812.4	3,970.4
Property, plant and equipment, net	477.7	499.1
Deferred charges and other	44.9	74.1
Goodwill	1,447.4	1,454.7
Intangible assets, net	1,603.1	1,641.8
Total assets	$7,385.5	$7,640.1
Liabilities and Shareholder's Equity
Current portion of long-term debt	$1,768.2	$546.9
Accounts payable	471.4	585.0
Accrued wages and salaries	48.1	55.5
Accrued interest	50.7	55.0
Other current liabilities	201.1	151.7
Current liabilities of business held for sale	463.2	539.1
Total current liabilities	3,002.7	1,933.2
Long-term debt, net of current portion	2,539.3	3,686.4
Deferred income taxes	275.5	288.4
Other long-term liabilities	119.7	120.4
Total liabilities	5,937.2	6,028.4
Commitments and contingencies (Note 18)
Shareholder's equity
Other capital	2,087.1	2,073.0
Accumulated deficit	(402.1)	(235.5)
Accumulated other comprehensive loss, net of tax	(246.8)	(235.7)
Total shareholder's equity	1,438.2	1,601.8
Noncontrolling interest	10.1	9.9
Total equity	1,448.3	1,611.7
Total liabilities and equity	$7,385.5	$7,640.1

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Income

For the three month periods ended December 30, 2018 and December 31, 2017

(unaudited)

	Three Month Periods Ended
(in millions)	December 30, 2018	December 31, 2017
Revenue	$874.6	$919.6
Cost of goods sold	568.4	600.9
Restructuring and related charges	0.9	0.3
Gross profit	305.3	318.4
Selling	155.6	153.8
General and administrative	102.6	69.0
Research and development	11.1	11.5
Acquisition and integration related charges	1.6	5.3
Restructuring and related charges	8.2	16.8
Total operating expenses	279.1	256.4
Operating income	26.2	62.0
Interest expense	43.2	38.5
Other non-operating expense, net	0.8	1.5
(Loss) income from continuing operations before income taxes	(17.8)	22.0
Income tax expense (benefit)	1.6	(125.7)
Net (loss) income from continuing operations	(19.4)	147.7
(Loss) income from discontinued operations, net of tax	(82.8)	21.7
Net (loss) income	(102.2)	169.4
Net income attributable to non-controlling interest	0.2	0.9
Net (loss) income attributable to controlling interest	$(102.4)	$168.5
Amounts attributable to controlling interest
Net (loss) income from continuing operations attributable to controlling interest	$(19.6)	$146.8
Net (loss) income from discontinued operations attributable to controlling interest	(82.8)	21.7
Net (loss) income attributable to controlling interest	$(102.4)	$168.5

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Comprehensive Income

For the three month periods ended December 30, 2018 and December 31, 2017

(unaudited)

	Three Month Periods Ended
(in millions)	December 30, 2018	December 31, 2017
Net (loss) income	$(102.2)	$169.4
Other comprehensive (loss) income
Foreign currency translation loss	(18.7)	(9.3)
Deferred tax effect	(2.1)	7.2
Deferred tax valuation allowance	—	0.1
Net unrealized loss on foreign currency translation	(20.8)	(2.0)
Unrealized gain on derivative instruments
Unrealized gain (loss) on hedging activity before reclassification	14.4	(0.8)
Net reclassification for (gain) loss to income from continuing operations	(2.9)	2.9
Net reclassification for gain to income from discontinued operations	(0.1)	(0.3)
Unrealized gain on hedging instruments after reclassification	11.4	1.8
Deferred tax effect	(3.1)	—
Net unrealized gain on hedging derivative instruments	8.3	1.8
Defined benefit pension gain
Defined benefit pension gain (loss) before reclassification	1.1	(0.7)
Net reclassification for loss to income from continuing operations	0.5	0.6
Net reclassification for loss to income from discontinued operations	0.2	0.2
Defined benefit pension gain after reclassification	1.8	0.1
Deferred tax effect	(0.4)	—
Net defined benefit pension gain	1.4	0.1
Net change to derive comprehensive loss for the period	(11.1)	(0.1)
Comprehensive (loss) income	(113.3)	169.3
Comprehensive income attributable to non-controlling interest	—	0.2
Comprehensive (loss) income attributable to controlling interest	$(113.3)	$169.1

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Shareholder’s Equity

For the three month periods ended December 30, 2018 and December 31, 2017

(unaudited)

			Accumulated
			Other	Total	Non-
	Other	Accumulated	Comprehensive	Shareholder's	controlling
Three month period ended December 30, 2018 (in millions)	Capital	Deficit	Loss	Equity	Interest	Total Equity
Balances as of September 30, 2018	2,073.0	(235.5)	(235.7)	1,601.8	9.9	1,611.7
Net loss from continuing operations	—	(19.6)	—	(19.6)	0.2	(19.4)
Loss from discontinued operations, net of tax	—	(82.8)	—	(82.8)	—	(82.8)
Other comprehensive loss, net of tax	—	—	(11.1)	(11.1)	—	(11.1)
Restricted stock issued and related tax withholdings	11.3	—	—	11.3	—	11.3
Share based compensation	2.8	—	—	2.8	—	2.8
Dividends paid to parent	—	(30.4)	—	(30.4)	—	(30.4)
Cumulative adjustment for adoption of new accounting standards (Note 2)	—	(33.8)	—	(33.8)	—	(33.8)
Balances as of December 30, 2018	$2,087.1	$(402.1)	$(246.8)	$1,438.2	$10.1	$1,448.3

			Accumulated
		Accumulated	Other	Total	Non-
	Other	(Deficit)	Comprehensive	Shareholder's	controlling
Three month period ended December 31, 2017 (in millions)	Capital	Earnings	Loss	Equity	Interest	Total Equity
Balances as of September 30, 2017	2,079.0	(42.8)	(209.6)	1,826.6	8.8	1,835.4
Net income from continuing operations	—	146.8	—	146.8	0.9	147.7
Income from discontinued operations, net of tax	—	21.7	—	21.7	—	21.7
Other comprehensive (loss) income, net of tax	—	—	(0.3)	(0.3)	0.2	(0.1)
Restricted stock issued and related tax withholdings	(3.9)	—	—	(3.9)	—	(3.9)
Share based compensation	4.4	—	—	4.4	—	4.4
Dividends paid to parent	—	(24.2)	—	(24.2)	—	(24.2)
Balances as of December 31, 2017	$2,079.5	$101.5	$(209.9)	$1,971.1	$9.9	$1,981.0

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Cash Flows

For the three month periods ended December 30  2018 and December 31, 2017

(unaudited)

	Three Month Periods Ended
(in millions)	December 30, 2018	December 31, 2017
Cash flows from operating activities
Net (loss) income	$(102.2)	$169.4
(Loss) income from discontinued operations, net of tax	(82.8)	21.7
Net (Loss) income from continuing operations	(19.4)	147.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	66.0	38.4
Share based compensation	5.6	3.5
Purchase accounting inventory adjustment	—	0.8
Pet safety recall inventory write-off	—	1.6
Amortization of debt issuance costs and debt discount	2.6	2.5
Deferred tax benefit	(21.5)	(133.8)
Net changes in operating assets and liabilities	(334.8)	(266.6)
Net cash used by operating activities from continuing operations	(301.5)	(205.9)
Net cash (used) provided by operating activities from discontinued operations	(27.9)	22.8
Net cash used by operating activities	(329.4)	(183.1)
Cash flows from investing activities
Purchases of property, plant and equipment	(13.5)	(20.3)
Proceeds from sales of property, plant and equipment	0.1	0.9
Net cash used by investing activities from continuing operations	(13.4)	(19.4)
Net cash used by investing activities from discontinued operations	(5.1)	(4.8)
Net cash used by investing activities	(18.5)	(24.2)
Cash flows from financing activities
Proceeds from issuance of debt	124.3	231.4
Payment of debt	(45.6)	(31.2)
Payment of debt issuance costs	—	(0.1)
Payment of cash dividends to parent	(30.4)	(24.2)
Net cash provided by financing activities from continuing operations	48.3	175.9
Net cash used by financing activities from discontinued operations	(2.3)	1.3
Net cash provided by financing activities	46.0	177.2
Effect of exchange rate changes on cash and cash equivalents	(2.9)	(0.2)
Net change in cash, cash equivalents and restricted cash	(304.8)	(30.3)
Cash, cash equivalents and restricted cash, beginning of period	514.3	183.5
Cash, cash equivalents and restricted cash, end of period	$209.5	$153.2
Supplemental disclosure of cash flow information
Cash paid for interest	$56.0	$57.5
Cash paid for taxes	$21.8	$10.0
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$1.4	$2.4

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

NOTE 1 - DESCRIPTION OF BUSINESS

SBH is a diversified global branded consumer products company. Spectrum manufactures, markets and/or distributes its products in approximately 160 countries in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, and construction companies. We enjoy strong name recognition in our regions with our various brands and patented technologies. Our diversified global branded consumer products have positions in several product categories and types. Spectrum manages the businesses in vertically integrated, product-focused segments: (i) Hardware & Home Improvement (“HHI”), (ii) Home and Personal Care (“HPC”), (iii) Global Pet Supplies (“PET”), and (iv) Home and Garden (“H&G”). Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president or general manager responsible for sales and marketing initiatives and the financial results for all product lines within that segment.  See Note 19 - Segment Information for more information pertaining to Spectrum’s segments of continuing operations.  The following table summarizes the respective product types, brands, and regions for each of the segments of continuing operations:

Segment	Products	Brands	Regions
HHI

Hardware: Hinges, security hardware, screen and storm door products, garage door hardware, window hardware and floor protection.
Security: Residential locksets and door hardware including knobs, levers, deadbolts, handlesets and electronics. Commercial doors, locks, and hardware.
Plumbing: Kitchen, bath and shower faucets and plumbing products.

		Hardware: National Hardware®, and FANAL®. Security: Kwikset®, Weiser®, Baldwin®, EZSET® and Tell Manufacturing®. Plumbing: Pfister®.	NA LATAM APAC
HPC

Small Appliances: Small kitchen appliances, including toaster ovens, sandwich makers, coffeemakers, grills, food processors, slow cookers, hand mixers, blenders, juicer.
Personal Care: Electric shaving and grooming products including men’s shavers, trimmers, body groomers; women’s shavers, haircut kits and hair removal systems.

		Small Appliances: Black & Decker®, Russell Hobbs®, George Foreman®, Toastmaster®, Juiceman®, Farberware®, and Breadman®. Personal Care: Remington®	NA EMEA LATAM APAC
PET	Companion Animal: Dog, cat and small animal food and treats; clean-up and training aid products and accessories; pet health and grooming products. Aquatics: Aquariums and aquatic health supplies.

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

The Company entered into a definitive agreement with Energizer for the sale of its Global Batteries and Lighting (“GBL”) division in a transaction finalized on January 2, 2019. Additionally, the Company entered into a definitive agreement with Energizer for the sale of its Global Auto Care (“GAC”) division in a separate transaction finalized on January 28, 2019. As a result, the assets and liabilities associated with GBL and GAC have been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and the respective operations of GBL and GAC have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Income and Cash Flows; and reported separately for all periods presented, as the disposition represents a strategic shift that will have a major effect on the Company’s operations and financial results.  See Note 3 – Divestitures for more information on the assets and liabilities classified as held for sale and discontinued operations.

SB/RH Holdings, LLC

SB/RH is a wholly owned subsidiary of Spectrum and ultimately, SBH.  SB/RH along with its wholly-owned subsidiary, Spectrum Brands, Inc. (“SBI”) issued certain debt guaranteed by domestic subsidiaries.  The reportable segments of SB/RH are consistent with the segments of Spectrum.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Fiscal Period-End

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and its majority owned subsidiaries in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.

SBH’s fiscal year ended on September 30 and the quarters ended on the last calendar day of the months of December, March and June prior to the completion of the Spectrum Merger on July 13, 2018 (See Note 5 – Acquisitions for further detail on the Spectrum Merger).  Subsequent to the completion of the Spectrum Merger, SBH’s fiscal year ends September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30.  As a result, the fiscal period end date for the three month period, included within this Quarterly Report for SBH, is December 31, 2017, consistent to the fiscal calendar. The same period ended on the same date for SB/RH.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations.  The Company adopted ASU 2014-09 and all the related amendments on October 1, 2018, using the modified retrospective transition method. The Company recognized the cumulative effect of applying the new revenue standard as a reduction of $0.7 million, net of tax, to the opening balance of Accumulated Earnings at the beginning of the fiscal year 2019. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of Topic 606 to have a material impact to its period revenue or net income on an ongoing basis.

The following are changes to the Company’s revenue recognition accounting policies from those previous disclosed in Note 2 – Significant Accounting Policies and Practices to the Company’s Annual Report on Form 10-K for year ended September 30, 2018.

Product Sales

Our customers mostly consist of retailers, wholesalers and distributors, and construction companies with the intention to sell and distribute to an end consumer.  Spectrum recognizes revenue from the sale of products upon transfer of control to the customer. For the majority of our product sales, the transfer of control is recognized when we ship the product from our facilities to the customer. Timing of revenue recognition for a majority of the Company’s sales continues to be consistent. Previously, the Company deferred recognition of revenue if title and risk of loss were retained upon shipment, but the customer arranged and paid for freight such that they had physical possession and control.  Under Topic 606, the Company recognizes revenue at the time of shipment for these transactions. This change did not have a material impact on the Company’s adoption on October 1, 2018 or comparability to revenue in prior periods.

Licensing Revenue

The Company also sells licenses of its brands to third-party sellers and manufacturers for the development, production, sales & distribution of products that are not directly managed or offered by the Company.  The Company maintains all right of ownership over the intellectual property and contracts with its customer over the use of the intellectual property in their operations.  Under ASC 606, revenue derived from the right-to-access licenses is recognized using the over time revenue recognition method. We elected to recognize revenue under the ‘as-invoiced’ practical expedient method at the amount we are able to bill using a time-elapsed measure of progress. The Company has assessed that recognizing revenue based on a time-elapsed measure of progress, taking into consideration any minimum guarantee provisions under the contract, appropriately depicts its performance of providing access to the Company’s brands, trade names, logos, etc. This change did not have a material impact on the Company’s adoption of the new standard on October 1, 2018 and comparability to revenue recognition in prior periods.

Other Revenue

Other revenue consists primarily of installation or maintenance services that are provided to certain customers in the PET segment.  The services are often associated with the sale of product but are also provided separately and are considered a distinct performance obligation separate from product sales.

Variable Consideration and Cash Paid to Customers

The Company measures revenue as the amount of consideration for which it expects to be entitled in exchange for transferring goods or providing services. Certain retailers and/or end customers may receive cash or non-cash incentives such as rebates, volume or trade discounts, cooperative advertising, price protection, service level penalties, and other customer-related programs, which are accounted for as variable consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of revenue recognized will not occur when the uncertainty is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available. The estimated liability for sales discounts and other programs and allowances is calculated using the expected value method or most likely amount and recorded at the time of sale as a reduction of net sales.

The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash payments to secure the right to distribute through such customers. The Company capitalizes these payments, provided they are supported by a volume-based arrangement with the retailer with a period of 12 months or longer, and amortizes the associated payment over the appropriate time or volume-based term of the arrangement. Capitalized payments are recognized as a contract asset and are reported in the Consolidated Statements of Financial Position as Deferred Charges and Other Assets and related amortization is treated as a reduction in Net Sales.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Product returns

In the normal course of business, Spectrum may allow customers to return product per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to receive. For the anticipated value of the returns, the adoption of Topic 606 resulted in the recognition of a return asset included in the Prepaid Expenses and Other Current Assets and the returns liability recognized in Other Current Liabilities.  The Company recognized an expected returns liability of $39.8 million as of December 30, 2018, most of which the Company does not expect or anticipate a returned asset.  Prior to the adoption of Topic 606, the reserve for product returns was recognized net of anticipated value of returned product as a reduction to Trade Receivable, Net on the Company’s Condensed Consolidated Statement of Financial Position and was $34.6 million as of September 30, 2018.

Practical Expedients and Exemptions

•

The Company accounts for shipping and handling activities which occur after control of the related goods transfers as fulfillment activities instead of assessing such activities as performance obligations.  The use of the practical expedient did not impact the accounting for the adoption of Topic 606.

•

The Company does not adjust the promised amount of consideration for the effects of a significant financing component, as the period between the transfer of a promised good or service to a customer and the customer’s payment for the good or service will be one year or less.

•	The Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.
•

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period is immaterial.

•

The Company generally expenses sales commissions and other contract and fulfillment costs when the incurred  amortization period would have been less than one year. The Company records these costs within selling, general and administrative expenses. For costs amortized over a period longer than one year, such as fixtures which are much more permanent in nature, the Company will continue to defer and amortize over the supportable period based upon historical assumptions and analysis. The costs for permanent displays are incorporated into the pricing of product sold to customer.

•	The Company excludes all sales taxes that are assessed by a governmental authority from the transaction price.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses diversity in practice with the classification and presentation of certain cash receipts and cash payments in the statement of cash flows.  The amendments in this update address the classification within the statement of cash flow for debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance policies, distributions received from equity method investees, and beneficial interests in securitization transactions, among other separately identifiable cash flows when applying the predominance principle. The Company retrospectively adopted ASU 2016 -15 on October 1, 2018. The adoption of this standard did not have a material impact on the consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which addresses diversity in practice with the classification and presentation of restricted cash in the statement of cash flow, classifying transfers between cash and restricted cash as operating, investing, or financing activities, or as a combination of those activities, in the statement of cash flows.  The amendment requires the statement of cash flows to explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents; and include with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows.  The Company retrospectively adopted ASU 2016-18 on October 1, 2018.  The Company has $8.9 million of restricted cash included in Prepaid Expenses and Other Current Assets on the Condensed Consolidated Statement of Financial Position as of December 30, 2018 and September 30, 2018 that primarily consist of funds held in escrow for a contingent payment related to our PetMatrix acquisition and will be subsequently paid during the year ending September 30, 2019.  Restricted cash and changes in restricted cash have been reflected in the Company’s Condensed Consolidated Statements of Cash Flows for the three month periods ended December 30, 2018 and December 31, 2017.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of income. The amendment provides guidance requiring the service cost component to be recognized consistent with other compensation costs arising from service rendered by employees during the period, and all other components to be recognized separately outside of the subtotal of income from operations. Due to the adoption of ASU No. 2017-07, the components of net periodic benefit cost other than the service cost component are recognized as Other Non-Operating (Income) Expense, Net on the Statement of Income. The adoption of ASU No. 2017-07 requires a retrospective restatement of prior periods, which was inconsequential to the Company’s Condensed Consolidated Statement of Income.  See Note 14 Employee Benefits Plan for further detail on the components of net periodic costs.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments-Overall. This new standard enhances the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. This ASU is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company adopted this ASU in the first quarter of fiscal 2019. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16“Intra-Entity Transfers of Assets Other Than Inventory”, which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. Upon adoption of ASU 2016-16, the Company will recognize the tax expense from the sale of that asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. The cumulative-effect adjustment, if any, would consist of the net impact from (1) the write-off of any unamortized tax expense previously deferred and (2) recognition of any previously unrecognized deferred tax assets, net of any necessary valuation allowances. The Company implemented this ASU on October 1, 2018. The cumulative impact arising from the adoption was a decrease to Accumulated Earnings as of October 1, 2018 of approximately $33.2 million. The impact of the adoption of this standard on future periods will be dependent on future asset transfers, which generally occur in connection with acquisitions and other business restructuring activities.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in ASC 840, Leases. This ASU requires lessees to recognize lease assets and liabilities on the balance sheet, as well as disclosing key information about leasing arrangements. Although the new ASU requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. The ASU can be applied using a modified retrospective approach, with a number of optional practical expedients relating to the identification and classification of leases that commenced before the effective date, along with the ability to use hindsight in the evaluation of lease decisions, that entities may elect to apply. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020. We have not measured the impact of adoption at this point in our assessment and have not concluded on the overall materiality of the impact of adoption to the Company’s consolidated financial statements, or determined the method and timing of adoption.

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

NOTE 3 – DIVESTITURES

The following table summarizes the components of Income From Discontinued Operations, Net of Tax in the accompanying Condensed Consolidated Statement of Income for the three months ended December 30, 2018 and December 31, 2017.

	Three Month Periods Ended
(in millions)	December 30, 2018	December 31, 2017
Income from discontinued operations before income taxes - GBL	$15.9	$23.7
(Loss) Income from discontinued operations before income taxes - GAC	(108.8)	5.9
Income from discontinued operations before income taxes - HRG Insurance Operations	—	476.4
(Loss) Income from discontinued operations before income taxes	(92.9)	506.0
Income tax (benefit) expense from discontinued operations	(10.1)	24.4
(Loss) Income from discontinued operations, net of tax	(82.8)	481.6
Income from discontinued operations, net of tax attributable to noncontrolling interest	—	14.2
(Loss) Income from discontinued operations, net of tax attributable to controlling interest	$(82.8)	$467.4

GBL

On January 15, 2018 Spectrum entered into a definitive acquisition agreement (the “GBL Acquisition Agreement”) with Energizer Holdings, Inc. (“Energizer”) where Energizer will acquire from Spectrum its GBL business for an aggregate purchase price of $2.0 billion in cash, subject to working capital and other typical closing adjustments.  The GBL Acquisition Agreement provides that Energizer will purchase the equity of certain subsidiaries of Spectrum and acquire certain assets and assume certain liabilities of other subsidiaries used or held for the purpose of the GBL business.

Spectrum and Energizer have agreed to indemnify each other for losses arising from certain breaches of the GBL Acquisition Agreement and for certain other matters.  In particular, Spectrum has agreed to indemnify Energizer for certain liabilities relating to the assets retained by Spectrum, and Energizer has agreed to indemnify Spectrum for certain liabilities assumed by Energizer, in each case as described in the GBL Acquisition Agreement.

Spectrum and Energizer have agreed to enter into related agreements ancillary to the acquisition that will become effective upon the consummation of the acquisition, including a customary transition services agreement and reverse transition services agreement.  The transition services agreement and reverse transition services agreement will be recognized as a component of continuing operations for periods following the completion of the GBL sale.

Subsequently, on November 15, 2018, the Company entered into an amended acquisition agreement (the “GBL Amended Acquisition Agreement”) to address a proposed remedy submitted by Energizer to the European Commission, which provided for conditional approval from the commission provided the Varta® consumer battery, chargers, portable power and portable lighting business in the EMEA region be divested by Energizer subsequent to the GBL acquisition, including manufacturing and distribution facilities in Germany.  Approval from the commission was received on December 11, 2018.  The GBL Amended Acquisition Agreement provides for a purchase price adjustment that is contingent upon the completion of the divestiture by Energizer, including a potential downward adjustment equal to 75% of the difference between the divestiture sale price and the target sale price of $600 million, not to exceed $200 million; or a potential upward adjustment equal to 25% of the excess purchase price. Energizer anticipates that it will complete the divestiture in the 2019 fiscal year.

The GBL divestiture closed on January 2, 2019, subsequent to the balance sheet date of December 30, 2018.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 3 – DIVESTITURES (continued)

As previously discussed in Note 1 - Basis of Presentation and Nature of Operations, GBL was classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and as discontinued operations in the accompanying Condensed Consolidated Statements of Income.  The following table summarizes the assets and liabilities of GBL classified as held for sale as of December 30, 2018 and September 30, 2018.

(in millions)	December 30, 2018	September 30, 2018
Assets
Trade receivables, net	$119.6	$99.5
Other receivables	15.7	17.7
Inventories	105.3	127.8
Prepaid expenses and other current assets	22.1	23.0
Property, plant and equipment, net	162.6	161.5
Deferred charges and other	16.5	12.9
Goodwill	224.8	226.6
Intangible assets, net	302.3	304.0
Total assets of business held for sale	$968.9	$973.0
Liabilities
Current portion of long-term debt	6.3	6.3
Accounts payable	85.8	123.8
Accrued wages and salaries	25.2	24.9
Other current liabilities	74.3	83.2
Long-term debt, net of current portion	42.7	44.2
Deferred income taxes	19.5	19.4
Other long-term liabilities	59.8	60.6
Total liabilities of business held for sale	$313.6	$362.4

The following table summarizes the components of income from discontinued operations before income taxes associated with the GBL divestiture in the accompanying Condensed Consolidated Statements of Operations for the three month periods ended December 30, 2018 and December 31, 2017.

	Three Month Periods Ended
(in millions)	December 30, 2018	December 31, 2017
Net sales	$249.0	$261.2
Cost of goods sold	161.0	170.2
Gross profit	88.0	91.0
Operating expenses	58.3	53.9
Operating income	29.7	37.1
Interest expense	13.3	13.3
Other non-operating expense, net	0.5	0.1
Income from discontinued operations before income taxes	$15.9	$23.7

For the three month period ended December 31, 2017, there was depreciation and amortization expense of $8.3 million.  Beginning in January 2018, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with GBL therefore no depreciation and amortization is recognized during the three month period ended December 30, 2018.  Interest expense consists of interest from debt directly held by subsidiaries of the business held for sale, including interest from capital leases, and interest on Term Loans required to be paid down using proceeds received on disposal on sale of a business within 365 days with the exception for funds used for capital expenditures and acquisitions.  No impairment loss has been recognized as the fair value or expected proceeds from the disposal of the business is in excess of the subsequent payment.  During the three month period ended December 30, 2018 and December 31, 2017, the Company incurred transaction costs of $10.6 million and $2.5 million, respectively, associated with the divestiture which has been recognized as a component of Income From Discontinued Operations – GBL on the Condensed Consolidated Statements of Income.  Transaction costs are expensed as incurred and include fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transaction.

GAC

On November 15, 2018, the Company entered into a definitive Acquisition Agreement (the “GAC Acquisition Agreement”) with Energizer who will acquire from the Company its GAC business for an aggregate purchase price of $1.25 billion, consisting of $937.5 million in cash, plus stock consideration of 5.3 million shares of Energizer common stock with an approximate value of $312.5 million, subject to working capital and other typical closing adjustments.  The GAC Acquisition Agreement provides that Energizer will purchase the equity of certain subsidiaries and acquire certain assets and assume certain liabilities of other subsidiaries used or held for the purpose of the GAC business.  .

In the GAC Acquisition Agreement, the Company and Energizer have made representations and warranties and have agreed to covenants relating to the GAC Acquisition. Among other things, prior to the consummation of the GAC Acquisition, the Company will be subject to certain business conduct restrictions with respect to its operation of the GAC Business and Energizer and its subsidiaries will be subject to certain restrictions with respect to the issuance, sale, acquisition or redemption of Energizer’s and its subsidiaries’ securities.

The Company and Energizer have agreed to indemnify each other for losses arising from certain breaches of the GAC Acquisition Agreement and for certain other matters.  In particular, Spectrum has agreed to indemnify Energizer for certain liabilities relating to the assets retained by Spectrum, and Energizer has agreed to indemnify Spectrum for certain liabilities assumed by Energizer, in each case as described in the GAC Acquisition Agreement.  Subject to the GAC Acquisition Agreement, the Company will indemnify Energizer for certain losses relating to liabilities arising primarily out of or relating to products sourced, manufactured, sold or distributed prior to the closing or arising out of or relating to pre-closing acts or omissions in connection with such products, subject to certain limits, and Energizer will bear the risk for a portion of those losses.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 3 – DIVESTITURES (continued)

The Company and Energizer have agreed to enter into related agreements ancillary to the GAC Acquisition that will become effective upon the consummation of the acquisition, including a transition services agreement and reverse transition services agreement, a supply agreement with the Company’s H&G business, as well as a Shareholder Agreement.  The transition services agreement and reverse transition services agreement will be recognized as a component of continuing operations for periods following the completion of the GAC sale.

As previously discussed in Note 1 - Basis of Presentation and Nature of Operations, GAC was classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and as discontinued operations in the accompanying Condensed Consolidated Statements of Income.  The following table summarizes the assets and liabilities of GAC classified as held for sale as of December 30, 2018 and September 30, 2018.

(in millions)	December 30, 2018	September 30, 2018
Assets
Trade receivables, net	$37.8	$55.2
Other receivables	4.4	4.1
Inventories	77.7	72.8
Prepaid expenses and other current assets	2.5	2.9
Property, plant and equipment, net	60.4	58.2
Deferred charges and other	14.2	13.9
Goodwill	734.3	841.8
Intangible assets, net	383.2	384.4
Total assets of business held for sale	$1,314.5	$1,433.3
Liabilities
Current portion of long-term debt	0.3	0.4
Accounts payable	27.8	50.6
Accrued wages and salaries	3.4	3.2
Other current liabilities	8.9	13.3
Long-term debt, net of current portion	31.8	32.3
Deferred income taxes	74.9	74.4
Other long-term liabilities	2.5	2.5
Total liabilities of business held for sale	$149.6	$176.7

The following table summarizes the components of income from discontinued operations before income taxes associated with the GAC divestiture in the accompanying Condensed Consolidated Statements of Operations for the three month periods ended December 30, 2018 and December 31, 2017.

	Three Month Periods Ended
(in millions)	December 30, 2018	December 31, 2017
Net sales	$65.6	$68.9
Cost of goods sold	38.9	37.5
Gross profit	26.7	31.4
Operating expenses	27.8	25.0
Operating (loss) income	(1.1)	6.4
Interest expense	0.5	0.5
Write-down of assets of business held for sale to fair value less cost to sell	107.2	—
(Loss) income from discontinued operations before income taxes	$(108.8)	$5.9

During the three month period ended December 31, 2017, there was depreciation and amortization of $3.9 million.  Beginning in November 2018, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with GAC therefore only $1.5 million of depreciation and amortization is recognized during the three month period ended December 30, 2018.  Interest expense consists of interest from debt directly held by subsidiaries of the business held for sale, including interest from capital leases. During the three month period ended December 30, 2018, the Company recognized a $107.2 million write-down on net assets held for sale associated with the GAC divestiture attributable to the expected fair value to be realized from the sale, net estimated transaction costs, primarily driven by the change in value of stock consideration to be received as a component of the purchase price from Energizer.  During the three month period ended December 30, 2018, the Company incurred transaction costs of $5.8 million associated with the divestiture which have been recognized as a component of Income From Discontinued Operations on the Condensed Consolidated Statements of Income.  Transaction costs are expensed as incurred and include fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transactions.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 3 – DIVESTITURES (continued)

HRG - Insurance Operations

On November 30, 2017, Fidelity and Guaranty Life (“FGL”) completed the FGL Merger pursuant to which, except for certain shares specified in the FGL Merger Agreement, each issued and outstanding share of common stock of FGL was automatically canceled and converted into the right to receive $31.10 in cash, without interest. The total consideration received by HRG Group Inc. as a result of the completion of the FGL Merger was $1,448.3 million.  Also on November 30, 2017, Front Street Re (Delaware) Ltd. (“Front Street”) sold to CF Corporation and its related entities (collectively, the “CF Entities”) all of the issued and outstanding shares of Front Street for $65 million, which was subject to reduction for customary transaction expenses.  In addition, $6.5 million of the purchase price was deposited in escrow for a period of 15 months to support any indemnification claims that might be made (if any) by the CF entities.  The operations of FGL were classified as discontinued operations through November 30, 2017 in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.  The following table summarizes the components of income from discontinued operations from discontinued operations from the HRG Insurance Operations divestiture in the accompanying Condensed Consolidated Statements of Income for the two month period ended November 30, 2017.

Two months ended
(in millions)	November 30, 2017
Revenues:
Insurance premiums	$6.8
Net investment income	181.9
Net investment gains	154.8
Other	35.1
Total revenues	378.6
Operating costs and expenses:
Benefits and other changes in policy reserves	241.3
Selling, acquisition, operating and general expenses	52.8
Amortization of intangibles	35.8
Total operating costs and expenses	329.9
Operating income	48.7
Interest expense and other	4.0
Write-down of assets of business held for sale to fair value less cost to sell	(14.2)
Reclassification of accumulated other comprehensive income	445.9
Income from discontinued operations before income taxes	$476.4

Property, Plant, and Equipment and long-lived assets classified as held for sale are measured at the lower of their carrying value or fair value less cost to sell.  As of September 30, 2017, the carrying value of HRG’s interest in FGL and Front Street exceeded their respective estimated fair value less cost to sell by $402.2 million and $19.0 million, respectively. The higher carrying value of FGL was primarily due to the increase in unrealized gains, net of offsets in FGL’s investment portfolio, with the effects of the unrealized gains, net of offsets, being recorded in accumulated other comprehensive income. Upon the completion of the FGL Merger, HRG deconsolidated its ownership interest in FGL, which resulted in the reclassification of $445.9 million of accumulated other comprehensive income attributable from FGL to income from discontinued operations in the fiscal year 2018. Additionally, subsequent to the close of the FGL Merger, the Company recognized a $5.9 million tax benefit allocated to HRG insurance discontinued operations during the third quarter of fiscal year 2018, associated with the reversal of valuation allowance realized with the completion of the Spectrum Merger.

HPC

In December 2017 the Company entered into a plan to divest its HPC division, as a component of its GBA business, and was actively marketing the HPC business including discussions with third parties for the potential sale of the HPC business.  As a result, the HPC business met the criteria for recognition as assets held for sale and were reported as held for sale and included as a component of discontinued operations.  Subsequently, in November 2018, the Company made a strategic decision to cease marketing and actively pursuing a sale of the HPC division and will continue to manage and operate the business for continued use.  As a result, the HPC net assets were reclassified as held for use and the operating results and cash flows are included within the Company’s income from continuing operations for both the three month periods ended December 30, 2018 and December 31, 2017.  Upon recognition of the Company’s change in plan to sell HPC, the net assets were measured at the carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been continuously classified as held and used.  There was no impairment or loss recognized when the decision not to sell was made.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 3 – DIVESTITURES (continued)

Amounts previously reported as discontinued operations for the three month period ended December 31, 2017 have been reclassified as part of the Company’s income from continuing operations and assets held for use to conform with the current period.  The following tables summarize the effect of the change in plan in recognizing HPC from held for sale to held and used on the previously reported condensed consolidated statements of income, including reclassification of GAC business to held for sale for the three month period ended December 31, 2017:

	Three Month Periods Ended December 31, 2017
(in millions)	As Previously Reported	Effect of HPC Reclassification From Held For Sale to Held and Used	After HPC Reclassification	Effect of GAC Reclassification From Used to Held For Sale	After GAC Reclassification
Net sales	$646.5	$342.0	$988.5	$68.9	$919.6
Cost of goods sold	405.6	233.1	638.7	37.5	601.2
Gross profit	240.9	108.9	349.8	31.4	318.4
Operating expenses	214.3	77.8	292.1	25.0	267.1
Operating income	26.6	31.1	57.7	6.4	51.3
Interest expense	75.5	0.4	75.9	0.5	75.4
Other non-operating (income) expense, net	(1.0)	0.2	(0.8)	—	(0.8)
(Loss) income from operations before income taxes	$(47.9)	$30.5	$(17.4)	$5.9	$(23.3)

During the three month period ended December 30, 2018, the Company recognized $29.0 million of incremental depreciation and amortization expenses included in General and Administrative Expenses on the Company’s Condensed Consolidated Statements of Income associated with long-lived assets that had ceased depreciating or amortizing during the period in which the assets were held for sale in order to reflect the carrying value of HPC net assets as if they had been held for use during that period.  During the three month period ended December 30, 2018, the Company had incurred HPC divestiture related transaction costs of $4.7 million which are included in General and Administrative Expenses on the Company’s Condensed Consolidated Statements of Income.

NOTE 4 – ACQUISITIONS

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

Each restricted stock award, restricted stock unit and performance stock unit granted under an equity plan of Spectrum, whether vested or unvested, were assumed by SBH and automatically converted into a corresponding equity-based award in SBH with the right to hold or acquire shares of common stock equal to the number of shares of Spectrum common stock previously underlying such award. Each new award is subject to the same terms and conditions as the corresponding Spectrum award. SBH assumed all rights and obligations in respect of each equity-based plan of Spectrum.  The modification of the Spectrum awards to account for the exchange did not result in incremental expense and the recognized shared based compensation expense associated with the awards are based upon the fair value at the original grant date.  See Note 15 – Share Based Compensation for further discussion over Spectrum share based awards.

Prior to the close, each stock option, warrant and restricted stock award granted under an equity-based plan of HRG outstanding and unvested immediately prior to the closing became fully vested and each stock option and warrant became exercisable. Each exercisable award that is unexercised shall be adjusted (including to give effect to the reverse stock split) and shall remain outstanding, subject to the same terms and conditions as applied to the corresponding award. Immediately prior to the reverse stock split, each HRG restricted stock award shall become fully vested and be treated as a share of HRG common stock for purposes of the reverse stock split and the Merger.  As a result, there are no unvested HRG equity based awards outstanding and all previously unrecognized stock compensation was recognized effective the date of close.  See Note 15 – Share Based Compensation for further discussion over HRG share based awards.

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

During the three month periods ended December 31, 2017, the Company incurred costs of $2.8 million associated with the Spectrum Merger and recognized as General and Administrative Expenses on the Consolidated Statements of Income of SBH.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 4 – ACQUISITIONS (continued)

Acquisition and Integration Related Costs

The following table summarizes acquisition and integration related charges incurred by the Company during the three month periods ended December 30, 2018 and December 31, 2017:

.

	Three Month Periods Ended
(in millions)	December 30, 2018	December 31, 2017
HHI	$0.5	$2.7
PetMatrix	0.6	1.6
Glofish	—	0.4
Other	0.5	0.6
Total acquisition and integration related charges	$1.6	$5.3

NOTE 5 - RESTRUCTURING AND RELATED CHARGES

Project Ignite – At the start of the fiscal year ended September 30, 2018, the Company announced a company-wide, multi-year program referred to as Project Ignite which consists of various restructuring related initiatives to redirect resources and spending to drive growth, identify cost savings and pricing opportunities through standardization and optimization, develop organizational and operating optimization, and reduce overall operational complexity across the Company.  Since the announcement of the project and subsequent announcement of the Company’s divestitures, the project shifted its focus on the development of these initiatives within the Company’s continuing operations after completion of the divestiture transactions and separation of GBL and GAC operations, including the transitioning the Company in the post-divestiture environment and transition with the Company’s continuing involvement with Energizer (Refer to Note 3 – Divestitures for further discussion).  The initiative includes consultation of global processes, opportunity spending and organization design and structures; headcount reductions and transfers; and rightsizing the Company’s shared operations and commercial business strategy in certain regions and local jurisdictions; among others. Total cumulative costs incurred associated with the project were $13.6 million as of December 30, 2018; with $2.1 million forecasted in the foreseeable future.

HHI Distribution Center Consolidation – During the fiscal year ended September 30, 2017, the Company implemented an initiative within the HHI segment to consolidate certain operations and reduce operating costs. The initiative includes headcount reductions and the exit of certain facilities, including such incremental costs to consolidate or close facilities, relocate employees, cost to retain employees to use newly deployed assets or systems, lease termination costs, and redundant or incremental transitional operating costs and customer fines and penalties incurred during transition, among others. Total cumulative costs associated with this initiative was $83.0 million and was completed as of December 30, 2018.

Other Restructuring Activities – The Company may enter into small, less significant initiatives and restructuring related activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial and occur over a shorter time period (generally less than 12 months).

The following summarizes restructuring and related charges for the three month periods ended December 30, 2018 and December 31, 2017:

	Three Month Periods Ended
(in millions)	December 30, 2018	December 31, 2017
Project Ignite	$5.9	$1.1
HHI distribution center consolidation	2.4	15.2
PET rightsizing initiative	—	0.6
Other restructuring activities	0.8	0.2
Total restructuring and related charges	$9.1	$17.1
Reported as:
Cost of goods sold	$0.9	$0.3
Operating expense	8.2	16.8

The following is a summary of restructuring and related charges for the three month periods ended December 30, 2018 and December 31, 2017 and cumulative costs for current restructuring initiatives as of December 30, 2018, by cost type.

	Termination	Other
(in millions)	Benefits	Costs	Total
For the three month period ended December 30, 2018	$1.6	$7.5	$9.1
For the three month period ended December 31, 2017	1.6	15.5	17.1
Cumulative costs through December 30, 2018	4.9	93.6	98.5
Future costs to be incurred	0.9	1.2	2.1

The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type for the three month period ended December 30, 2018.

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2018	$3.1	$4.7	$7.8
Provisions	0.9	2.0	2.9
Cash expenditures	(0.8)	(0.9)	(1.7)
Non-cash items	(0.3)	(0.1)	(0.4)
Accrual balance at December 30, 2018	$2.9	$5.7	$8.6

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 5 - RESTRUCTURING AND RELATED CHARGES (continued)

The following summarizes restructuring and related charges by segment for the three month period ended December 30, 2018 and December 31, 2017, cumulative costs incurred through December 30, 2018, and future expected costs to be incurred by Spectrum’s segments of continuing operations:

(in millions)	HHI	HPC	PET	H&G	Corporate	Total
For the three month period ended December 30, 2018	$2.8	$0.2	$2.6	$0.7	$2.8	$9.1
For the three month period ended December 31, 2017	15.2	—	0.6	—	1.3	17.1
Cumulative costs through December 30, 2018	83.0	0.9	1.9	1.5	11.2	98.5
Future costs to be incurred	0.9	1.2	—	—	—	2.1

NOTE 6 – REVENUE RECOGNITION

The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue by the Company’s key revenue streams, segments and geographic region (based upon destination):

	Three Month Period Ended December 30, 2018
(in millions)	HHI	HPC	PET	H&G	Total
Product Sales
NA	$289.2	$116.9	$138.4	$46.0	$590.5
EMEA	0.1	139.8	52.3	—	192.2
LATAM	10.3	38.2	3.1	1.3	52.9
APAC	5.1	18.4	8.1	—	31.6
Licensing	0.4	3.9	1.6	0.3	6.2
Other	—	—	1.2	—	1.2
Total Revenue	$305.1	$317.2	$204.7	$47.6	$874.6

On October 1, 2018, the Company adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of October 1, 2018. Results for reporting periods beginning after October 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.  The adoption of Topic 606 does not have a material impact to its period revenue or net income on an ongoing basis. Refer to Note 2 – Significant Accounting Policies and Procedures for further discussion of the implementation of Topic 606.

NOTE 7 - RECEIVABLES AND CONCENTRATION OF CREDIT RISK

The allowance for uncollectible receivables as of December 30, 2018 and September 30, 2018 was $4.5 million and $4.2 million, respectively.  The Company has a broad range of customers including many large retail outlet chains, three of which exceed 10% of consolidated Net Sales and/or Trade Receivables. These three customers represented 30.1% and 30.6% of net sales for the three month periods ended December 30, 2018 and December 31, 2017, respectively, and 33.1% and 37.2% of Trade Receivables at December 30, 2018 and September 30, 2018, respectively.

NOTE 8 - INVENTORIES

Inventories consist of the following:

(in millions)	December 30, 2018	September 30, 2018
Raw materials	$84.6	$70.3
Work-in-process	66.4	35.2
Finished goods	572.2	478.1
	$723.2	$583.6

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

(in millions)	December 30, 2018	September 30, 2018
Land, buildings and improvements	$159.8	$161.2
Machinery, equipment and other	498.5	489.3
Capital leases	199.5	199.6
Construction in progress	31.4	32.3
Property, plant and equipment	$889.2	$882.4
Accumulated depreciation	(411.5)	(383.3)
Property, plant and equipment, net	$477.7	$499.1

Depreciation expense from property, plant and equipment for the three months period ended December 30, 2018 and December 31, 2017 was $33.2 million and $20.8 million, respectively.  During the three month period ended December 30, 2018, there was incremental depreciation recognized of $13.5 million attributable to depreciation on property plant and equipment of assets of HPC that were previously held for sale.  See Note 3 – Divestitures for further discussion over the change in plan to sell the HPC division.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 10 - GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:

(in millions)	HHI	PET	H&G	HPC	Total
As of September 30, 2018	$704.3	$435.9	$196.5	$118.0	$1,454.7
Foreign currency impact	(3.6)	(2.8)	—	(0.9)	(7.3)
As of December 30, 2018	$700.7	$433.1	$196.5	$117.1	$1,447.4

As a result of the Company’s divestiture of the GBL division and decision to retain the HPC division, the Company reconsidered the manner in which management views its business activities and reportable segments; which also changed the reporting units that the Company utilizes to recognize goodwill. Spectrum had historically recognized goodwill at its Global Batteries and Appliance (GBA) reporting unit and separate operating segment.  With the separation of the GBL and HPC components, goodwill previously recognized as part of the GBA reporting unit was allocated to HPC and the GBL discontinued operations, based upon relative fair value, during the first quarter when the decision was made to retain the HPC division and segregate HPC assets from the GBL assets held for sale.  No goodwill impairment was recorded in connection with the GBL divestiture and change to the plan of sale of the HPC division.  Refer to Note 3 - Divestitures and Note 19 - Segment information for further discussion.

Certain tradename intangible assets have an indefinite life and are not amortized. The balance of tradenames not subject to amortization was $1,059.9 million and $1,064.4 million as of December 30, 2018 and September 30, 2018, respectively..

The carrying value and accumulated amortization for definite lived intangible assets subject to amortization are as follows:

	December 30, 2018			September 30, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$698.8	$(300.7)	$398.1	$701.3	$(275.3)	$426.0
Technology assets	181.4	(81.0)	100.4	181.5	(78.2)	103.3
Tradenames	153.2	(108.4)	44.8	153.2	(105.1)	48.1
Total	$1,033.4	$(490.1)	$543.3	$1,036.0	$(458.6)	$577.4

The range and weighted average useful lives for definite-lived intangible assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	5 - 20 years	18.5 years
Technology assets	5 - 18 years	12.1 years
Tradenames	6 - 12 years	11.9 years

Amortization expense from the intangible assets for the three months ended December 30, 2018 and December 31, 2017 was $32.8 million and $17.5 million, respectively.
During the three month period ended December 30, 2018, there was incremental amortization expense of $15.5 million attributable to amortization expense on intangible assets of HPC that were previously held for sale.  See Note 3 – Divestitures for further discussion over the change in plan to sell the HPC division.

Excluding the impact of any future acquisitions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2019	$67.7
2020	67.3
2021	64.0
2022	51.7
2023	45.6

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 11 - DEBT

Debt consists of the following:

	SBH				SB/RH
	December 30, 2018		September 30, 2018		December 30, 2018		September 30, 2018
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Spectrum Brands Inc.
Term Loan, variable rate, due June 23, 2022	$1,231.7	4.5%	$1,231.7	4.4%	$1,231.7	4.5%	$1,231.7	4.4%
CAD Term Loan, variable rate, due June 23, 2022	—	—%	32.8	5.5%	—	—%	32.8	5.5%
4.00% Notes, due October 1, 2026	485.8	4.0%	494.7	4.0%	485.8	4.0%	494.7	4.0%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	250.0	6.1%	250.0	6.1%
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	570.0	6.6%	570.0	6.6%
Revolver Facility, variable rate, expiring March 6, 2022	114.0	6.8%	—	4.4%	114.0	6.8%	—	4.4%
Other notes and obligations	8.6	8.9%	7.3	9.5%	8.6	8.9%	7.3	9.5%
Intercompany note with parent	—	—%	—	—%	520.0	4.3%	520.0	4.3%
Obligations under capital leases	173.2	5.6%	175.1	5.5%	173.2	5.6%	175.1	5.5%
Total Spectrum Brands, Inc. debt	3,833.3		3,761.6		4,353.3		4,281.6
Spectrum Brands Holdings, Inc. (formerly HRG)
HRG - 7.75% Senior Unsecured Notes, due January 15, 2022	890.0	7.8%	890.0	7.8%	—	—%	—	—%
Salus - unaffiliated long-term debt of consolidated VIE	77.0	—%	77.0	—%	—	—%	—	—%
Total SBH debt	4,800.3		4,728.6		4,353.3		4,281.6
Unamortized discount on debt	(18.3)		(19.8)		(2.4)		(2.8)
Debt issuance costs	(54.5)		(57.6)		(43.4)		(45.5)
Less current portion	(2,138.2)		(26.9)		(1,768.2)		(546.9)
Long-term debt, net of current portion	$2,589.3		$4,624.3		$2,539.3		$3,686.4

There was $520 million of intercompany debt owed by SB/RH as of December 30, 2018 and September 30, 2018. Accrued interest balance on the intercompany loan was $5.5 million as of December 30, 2018, and $4.6 million as of September 30, 2018.

The USD Term Loan and Revolver Facility are subject to variable interest rates, (i) the USD Term Loan is subject to either adjusted LIBOR (International Exchange London Interbank Offered Rate), plus margin of 2.00% per annum, or base rate plus margin of 1.00% per annum, (ii) the Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.25% per annum, or base rate plus margin ranging from 0.75% to 1.25% per annum. As a result of borrowings and payments under the Revolver Facility, at December 30, 2018, the Company had borrowing availability of $663.6 million, net of outstanding letters of credit of $20.9 million and a $1.5 million amount allocated to a foreign subsidiary.

On October 31, 2018, the Company repaid its CAD Term Loan in full for $32.6 million of outstanding principal and interest.  On January 4, 2019, subsequent to December 30, 2018, the Company repaid its USD Term Loan in full using proceeds received from the divestiture of GBL, recognizing a loss on extinguishment of the debt of $9.0 million within interest expense subsequent to the three month period ended December 30, 2018 attributable to a non-cash charge from the write-off of deferred financing costs and original issue discount associated with the debt. Additionally, on January 30, 2019, subsequent to December 30, 2018, the Company repaid its 7.75% Senior Unsecured Notes from HRG Group in full using proceeds received from the GBL and GAC divestitures, recognizing a loss on extinguishment of the debt of $41.2 million within interest expense subsequent to the three month period ended December 30, 2018, attributable to a $17.2 million premium on repayment of the debt and a non-cash charge of $24.0 million attributable to the write-off of deferred financing costs and original issue discount associated with the debt. As of December 30, 2018, both loans have been recognized as current debt on the Company’s Condensed Consolidated Statement of Financial Position. Refer to Note 3 – Divestitures for additional discussion on GAC and GBL divestitures.

NOTE 12 - DERIVATIVES

Cash Flow Hedges

Interest Rate Swaps. The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated Other Comprehensive Income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest from the underlying debt to which the swap is designated. Any ineffective portion of the unrealized gains or losses is immediately recorded into earnings. We have disclosed in the most recent Annual Report on Form 10-K, at September 30, 2018, that the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt related to the 2022 Term Loan, exclusive of lender spreads, at 1.76% for a notional principal amount of $300.0 million through May 2020. During the three month period ended December 30, 2018, the interest rate swap was de-designated as ineffective due to the plan to repay the underlying debt and settlement of the hedge on January 4, 2019, subsequent to the balance sheet date. As a result, the Company recognized a gain of $3.7 million for the three months ended December 30, 2018, recognized as a component of discontinued operations as interest expense from the Term Loans were allocated to discontinued operations per Note 3 – Divestitures.

Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At December 30, 2018, the Company had a series of brass swap contracts outstanding through May 2020. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $0.4 million, net of tax. The Company had the following commodity swap contracts outstanding as of December 30, 2018 and September 30, 2018.

	December 30, 2018		September 30, 2018
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Brass swap contracts	1.1 Tons	$5.6	1.0 Tons	$5.6

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 12 – DERIVATIVES (continued)

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pound Sterling, Canadian Dollars, Australian Dollars, or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Income. At December 31, 2018, the Company had a series of foreign exchange derivative contracts outstanding through June 2020. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $6.3 million, net of tax. At December 30, 2018 and September 30, 2018, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $224.0 million and $261.6 million, respectively.

Net Investment Hedge

On September 20, 2016, SBI issued €425 million aggregate principle amount of 4.00% Notes. See Note 11 - Debt for further detail. The 4.00% Notes are denominated in Euros and have been designated as a net investment hedge of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized as AOCI with any ineffective portion recognized as foreign currency translation gains or losses on the statement of income when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of December 30, 2018, the hedge was fully effective at December 30, 2018 and no ineffective portion was recognized in earnings.

Derivative Contracts Not Designated as Hedges for Accounting Purposes

Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars, Russian Ruble, Philippine Peso, or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At December 30, 2018, the Company had a series of forward exchange contracts outstanding through January 2019. At December 30, 2018 and September 30, 2018, the Company had $164.4 million and $105.2 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.

Fair Value of Derivative Instruments

The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	December 30, 2018	September 30, 2018
Derivative Assets
Interest rate swaps - designated as hedge	Other receivables	$—	$1.8
Interest rate swaps - designated as hedge	Deferred charges and other	—	$1.0
Foreign exchange contracts - designated as hedge	Other receivables	8.8	5.5
Foreign exchange contracts - designated as hedge	Deferred charges and other	0.5	0.2
Foreign exchange contracts - not designated as hedge	Other receivables	0.3	0.4
Interest rate swaps - not designated as hedge	Other receivables	3.7	—
Total Derivative Assets		$13.3	$8.9
Derivative Liabilities
Commodity swaps - designated as hedge	Accounts payable	$0.5	$0.4
Interest rate swaps - designated as hedge	Accrued interest	(0.4)	(0.3)
Foreign exchange contracts - designated as hedge	Accounts payable	0.1	0.3
Foreign exchange contracts - designated as hedge	Other long term liabilities	0.1	0.2
Foreign exchange contracts - not designated as hedge	Accounts payable	0.3	0.2
Total Derivative Liabilities		$0.6	$0.8

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant as of December 30, 2018 and September 30, 2018.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of December 30, 2018, and September 30, 2018, there was no cash collateral outstanding. In addition, as of December 30, 2018 and September 30, 2018, the Company had no posted standby letters of credit related to such liability positions.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 12 – DERIVATIVES (continued)

The following summarizes the loss associated with derivative contracts not designated as hedges in the Condensed Consolidated Statements of Income for the three month periods ended December 30, 2018 and December 31, 2017:

	Effective Portion
For the three month periods				Reclassified to	Ineffective portion
ended December 30, 2018	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$(0.6)	Interest expense	$—	$2.2	Interest expense	$—	$1.7
Commodity swaps	(1.1)	Cost of goods sold	(0.1)	(2.6)	Cost of goods sold	—	—
Net investment hedge	8.9	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	(0.1)	Net sales	—	—	Net sales	—	—
Foreign exchange contracts	7.3	Cost of goods sold	3.0	0.5	Cost of goods sold	—	—
Total	$14.4		$2.9	$0.1		$—	$1.7

	Effective Portion
For the three month periods				Reclassified to	Ineffective portion
ended December 31, 2017	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$2.0	Interest expense	$—	$(0.3)	Interest expense	$—	$—
Commodity swaps	1.8	Cost of goods sold	0.3	1.2	Cost of goods sold	—	—
Net investment hedge	(6.6)	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	—	Net sales	0.1	—	Net sales	—	—
Foreign exchange contracts	2.0	Cost of goods sold	(3.3)	(0.6)	Cost of goods sold	—	—
Total	$(0.8)		$(2.9)	$0.3		$—	$—

The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three month periods ended December 30, 2018 and December 31, 2017, pretax:

		Three Month Periods Ended
(in millions)	Line Item	December 30, 2018	December 31, 2017
Foreign exchange contracts	Other non-operating expense (income)	$(4.3)	$—

\

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year.  The Company’s consolidated assets and liabilities measured at fair value are summarized according to the fair value hierarchy as follows:  The fair value of derivative instruments as of December 30, 2018 and September 30, 2018 are as follows (see Note 12 - Derivatives for additional detail).

	December 30, 2018					September 30, 2018
					Carrying					Carrying
(in millions)	Level 1	Level 2	Level 3	Fair Value	Amount	Level 1	Level 2	Level 3	Fair Value	Amount
Derivative Assets	$—	$13.3	$—	$13.3	$13.3	$—	$8.9	$—	$8.9	$8.9
Derivative Liabilities	—	0.6	—	0.6	0.6	—	0.8	—	0.8	0.8
Debt - SBH	—	4,741.9	—	4,741.9	4,727.5	—	4,807.0	—	4,807.0	4,651.2
Debt - SB/RH	—	4,277.0	—	4,277.0	4,307.5	—	4,331.0	—	4,331.0	4,233.3

The fair value measurements of the Company’s debt are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data.  See Note 11 – Debt for additional detail on outstanding debt of SBH and SB/RH.  See Note 12 – Derivatives for additional detail on derivative assets and liabilities.  The carrying value of cash and cash equivalents, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities. Goodwill, intangible assets and other long-lived assets are tested annually or more frequently if an event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3).

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 14 - EMPLOYEE BENEFIT PLANS

The net periodic benefit cost for defined benefit plans for the three month periods ended December 30, 2018 and December 31, 2017 are as follows:

	U.S. Plans		Non U.S. Plans
Three month periods ended (in millions)	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Service cost	$0.1	$0.1	$0.5	$0.5
Interest cost	0.7	0.7	0.9	0.9
Expected return on assets	(1.1)	(1.1)	(1.1)	(1.1)
Recognized net actuarial loss	0.1	0.3	0.5	0.4
Net periodic benefit cost	$(0.2)	$—	$0.8	$0.7
Weighted average assumptions
Discount rate	4.10%	4.25%	1.00 - 8.15%	1.75 - 7.00%
Expected return on plan assets	6.50%	7.25%	1.00 - 4.01%	1.75 - 4.53%
Rate of compensation increase	N/A	N/A	2.05 - 4.85%	2.25 - 5.50%

Contributions to our pension and defined benefit plans, including discretionary amounts, for the three month periods ended December 30, 2018 and December 31, 2017, were $0.4 million and $1.1 million, respectively.

NOTE 15 - SHARE BASED COMPENSATION

Share based compensation expense is recognized as General and Administrative Expenses on the Condensed Consolidated Statements of Income and consists of costs from the Spectrum equity plan.  The following is a summary of share based compensation expense for the three nine month periods ended December 30, 2018 and December 31, 2017 for SBH and SB/RH, respectively.

	Three Month Periods Ended
(in millions)	December 30, 2018	December 31, 2017
SBH	$6.0	$4.5
SB/RH	$5.6	$3.5

The Company recognizes share based compensation expense primarily from the issuance of its Restricted Stock Units (“RSUs”) based on the fair value of the awards, as determined by the market price of the Company’s shares of common stock on the designated grant date and recognized on a straight-line basis over the requisite service period of the awards.  Certain RSUs are performance-based awards that are dependent upon achieving specified financial metrics over a designated period of time.

During the three month period ended December 30, 2018, the Company provided to certain employees RSU awards issued under a new Long-Term Incentive Plan (“LTIP”), with a 3-year, cliff vesting schedule and having both performance conditions dependent upon achieving specified financial targets (adjusted EBITDA and adjusted free cash flow) and time-based service conditions (70% performance /30% service).  LTIP awards are expected to be granted on an annual basis, pending approval from the Company’s Board of Directors.  In addition to the LTIP awards, the Company also provided for bridge awards that are one-time awards to certain employees for transitioning to the new LTIP from previous equity incentive compensation plans.  Bridge awards vest annually, on November 21, 2019 and November 21, 2020, and have both performance conditions dependent upon achieving specified financial targets (adjusted EBITDA and adjusted free cash flow) and time-based service conditions (60% performance/40% service).  Bridge awards are also payable in either RSUs or cash, or both, based upon an employee election.  Bridge awards elected to be payable in RSU are recognized as equity awards and included as a component of share-based compensation expense.  While the Company has provided for and communicated the LTIP and bridge awards to its employees at the end of the three month period, the awards have not been considered granted or recognized in share-based compensation until beginning in January 2019, subsequent to the balance sheet date of December 30, 2018.

Additionally, the Company regularly issues individual RSU awards under its equity plan to its Board members and individual employees for recognition, incentive, or retention purposes, as considered needed, which are primarily conditional upon time-based service conditions and included as a component of share-based compensation.  In addition to RSU awards, Spectrum also provides for a portion of its annual management incentive compensation plan (“MIP”) to be paid in common stock of the Company, in lieu of cash payment, and is recognized as a liability plan.  Share based compensation expense associated with the annual MIP was $2.8 million and ($0.3) million for the three month periods ended December 30, 2018 and December 31, 2017, respectively.  The remaining unrecognized pre-tax compensation cost for SBH and SB/RH at December 30, 2018 was $7.0 million and $5.9 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 15 - SHARE BASED COMPENSATION (continued)

The following summary of the activity in Spectrum RSUs during the three month period ended December 30, 2018:

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Units	Fair Value	Date	Units	Fair Value	Date
Time-based grants	0.1	$54.80	$4.9	0.1	$48.99	$3.3

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
At September 30, 2018	0.6	$107.71	$69.0	0.6	$108.75	$67.2
Granted	0.1	54.80	4.9	0.1	48.99	3.3
Forfeited	(0.4)	112.79	(51.0)	(0.4)	113.46	(50.7)
Vested	(0.1)	86.42	(11.8)	(0.1)	84.73	(10.6)
At December 30, 2018	0.2	$107.43	$11.1	0.2	$108.89	$9.2

The Company also has 0.2 million shares of fully vested stock options with a weighted average exercise price of $73.29 that have various expiration dates through November 2026 that remain outstanding and exercisable as of December 30, 2018.  There were no stock options granted, exercised, forfeited, or vested during the three month period ended December 30, 2018.

NOTE 16 - INCOME TAXES

The effective tax rate for the three month periods ended December 30, 2018 and December 31, 2017 was as follows:

	Three Month Periods Ended
Effective tax rate	December 30, 2018	December 31, 2017
SBH	10.3%	(644.0%)
SB/RH	(9.0%)	(572.5%)

The estimated annual effective rate applied to the three month period ended December 30, 2018 differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to the U.S. tax on global intangible low taxed income (“GILTI”), and net operating losses outside the U.S. that are not more likely than not to result in a tax benefit. The Company has U.S. net operating loss carryforwards, which do not allow it to take advantage of the foreign-derived intangible income (“FDII”) deduction. The Company’s federal effective tax rate on GILTI is therefore 21%.

The Tax Cuts and Jobs Act of December 22, 2017 (the “Tax Reform Act”) reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21%, effective January 1, 2018. The Tax Reform Act also provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”), payable in installments over 8 years. During the three month period ended December 31, 2017, the Company recognized a $206.7 million tax benefit from revaluing its ending net U.S. deferred tax liabilities as a result of the reduction in US corporate income tax rate from 35% to 21% and recognized $78.7 million of income tax expense for the one-time deemed mandatory repatriation.

During Fiscal 2018, the Company recorded $73.1 million of total mandatory repatriation liability. The entire liability remained outstanding as of December 30, 2018, and $6.2 million of the liability is due and payable in the next 12 months but may be reduced or offset by previous payments and credits.

In response to the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year measurement period in a manner similar to accounting for business combinations.  The measurement period ended December 30, 2018 and the Company did not recognize changes to the provisional tax impacts during the three month period ended December 30, 2018.  Portions of the Tax Reform Act are unclear or have not yet been clarified and interpretations and regulations continue to be issued, which could have a material impact on what the Company has recorded to date.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 17 – RELATED PARTY TRANSACTIONS

On October 16, 2017, HRG entered into an engagement letter with Jefferies LLC (“Jefferies”), a wholly owned subsidiary of Jefferies Financial Group (“Jefferies”) which owns more than 10% of the outstanding common stock of the Company. Pursuant to the Jefferies engagement letter, Jefferies agreed to act as co-advisor to the Company (with the other co-advisors acting as lead financial advisor to the HRG) with respect to review of strategic alternatives to HRG during the Spectrum Merger. Under the Jefferies Engagement Letter, and effective close of the Spectrum Merger on July 13, 2018, Jefferies received a $3.0 million transaction fee, including reimbursement for all reasonable out of pocket expenses incurred by Jefferies in connection therewith. In addition, HRG agreed to indemnify Jefferies for certain liabilities in connection with such engagement.

Subsequent to December 30, 2018, the Company completed the divesture of GAC which included stock consideration of 5.3 million shares of Energizer common stock.  As a condition to the consummation of the GAC acquisition, the Company entered into a shareholder agreement with Energizer (“Energizer Shareholder Agreement”) which contains a 24-month standstill provision that prohibits the Company from engaging in certain transactions involving Energizer to control or influence management, board of directors or policies of Energizer.  Additionally, for a period of 18 months following the closing of the GAC acquisition, the Company is required to vote in favor of Energizer’s board’s director nominees and in accordance with the Energizer board’s recommendations on all other matters at any meeting of Energizer’s shareholders.  Additionally, pursuant to the agreement, the Company has agreed not to transfer any of its shares in Energizer for twelve months following the closing of the GAC acquisition to any person or entity who would thereafter beneficially own more than 4.9% of Energizer’s outstanding shares of equity securities.  Following the 18 month anniversary of the closing of the GAC acquisition, Energizer will have the right to repurchase any or all of the shares held by the Company for a purchase price per share equal to the greater of the volume-weighted average sales price per share for the ten consecutive trading days beginning on the 12th trading day immediately preceding notice of the repurchase from Energizer and 100% of the volume-weighted average sale price per share of the common stock for the 10 consecutive trading days immediately preceding the date of the GAC agreement.  The Company’s investment in Energizer common stock will be recognized at its fair value on the Company’s Condensed Consolidated Statement of Financial Position, with any unrealized gains or losses attributable to changes in the market price and dividend income received from Energizer being recognized as other non-operating income on the Company’s Condensed Consolidated Statements of Income beginning in the three month period ending March 31, 2019.

Following the completion of the GBL and GAC divestitures, Spectrum and Energizer have entered into related transition service agreements and reverse transition service agreements, and a supply agreement with the Company’s H&G business for the GAC business, ancillary to the acquisition that after effective upon the consummation of the respective acquisitions.  The transition services agreements and reverse transition services agreements will be recognized as a component of continuing operations for periods following the completion of the divestitures.

During the three month period ended December 30, 2018, the Company repurchased 158,318 shares of common stock from David Maura, Chairman and Chief Executive Officer of the Company, for $8.0 million at the current market price of the Company’s stock, at an average repurchase price of $56.02 per share.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. The Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

Environmental.  The Company has provided for an estimated cost of $3.8 million and $4.0 million, as of December 30, 2018 and September 30, 2018, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites.  The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of December 30, 2018, and September 30, 2018, the Company recognized $9.3 million and $9.8 million in product liability accruals, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $7.4 million and $7.8 million of warranty accruals as of December 30, 2018 and September 30, 2018, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Statement.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 19 - SEGMENT INFORMATION

The Company identifies its segments based upon the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments.  As a result of the GBL and GAC planned divestitures, and changes to the Company’s plan to sell its HPC division, the manner in which management views its business activities and the reportable segments changed. Spectrum had historically recognized GBL and HPC as components to Global Batteries and Appliances (GBA) as a separate reportable segment.  Effective December 29, 2017, the Company had an approved a plan to sell its GBA segment and had classified it as held for sale up and excluded it from segment reporting until November 2018, when the decision was made to change its plan to sell HPC and recognize it as a component of continuing operations. See Note 3 – Divestitures for further details on GBL and GAC divestitures, and the change in plan to sell HPC.  HPC has been recognized as a component of continuing operations and as a separate operating and reportable segment.

Spectrum manages its continuing operations in vertically integrated, product-focused reporting segments: (i) HHI, which consists of the Spectrum’s worldwide hardware, security and plumbing business; (ii) PET, which consists of the Spectrum’s worldwide pet supplies business; (iii) H&G, which consists of the Spectrum’s home and garden and insect control business and (iv) HPC, which consists of the Spectrum’s small kitchen and personal care appliances businesses. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president or general manager responsible for the sales and marketing initiatives and financial results for product lines within the segment.  Net sales relating to the segments for the three month periods ended December 30, 2018 and December 31, 2017 are as follows:

	Three month periods ended
(in millions)	December 30, 2018	December 31, 2017
HHI	$305.1	$325.9
HPC	317.2	342.0
PET	204.7	202.4
H&G	47.6	49.3
Net sales	$874.6	$919.6

The Chief Operating Decision Maker of the Company uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:

•

Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. During the three month period ended December 30, 2018, the Company issued certain incentive bridge awards due to changes in the Company’s long-term compensation plans that allow for cash based payment upon employee election, which are included in the adjustment, but would not qualify for shared-based compensation.  See Note 15 - Share Based Compensation for further discussion;

•

Acquisition, divestiture and integration related charges that consist of transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business;

•

Restructuring and related charges, which consist of project costs associated with restructuring initiatives across the segments, see Note 5 - Restructuring and Related Charges in Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details;

•	Divestiture related transaction costs that are recognized in continuing operations due to the change in plan to cease marketing and selling of the HPC business;
•	Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations subsequent to an acquisition (when applicable);
•	Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);
•	Incremental costs associated with a safety recall in PET.
•	Transactions costs directly associated with the Spectrum Merger during the three month period ended December 31, 2017;
•

Non-recurring HRG net operating costs during the period ended December 31, 2017, considered to be redundant or duplicative as a result of the Spectrum Merger and not considered a component of the continuing commercial products company post-merger, including compensation and benefits, directors fees, professional fees, insurance, public company costs, amongst others, and including interest and other non-recurring income that will ultimately be eliminated following the transaction; and

•

Other adjustments primarily consisting of incremental costs for separation of key senior executives, costs attributable to flood damage at the Company’s facilities in Middleton, Wisconsin, and certain fines and penalties from customers for delayed shipments following the closure of a PET distribution center consolidation in EMEA for the three month period ended December 30, 2018.

Segment Adjusted EBITDA for the reportable segments for SBH for the three month periods ended December 30, 2018 and December 31, 2017 are as follows:

	Three month periods ended
SBH (in millions)	December 30, 2018	December 31, 2017
HHI	$55.6	$60.0
HPC	35.0	41.7
PET	29.1	34.1
H&G	3.1	5.4
Total Segment Adjusted EBITDA	122.8	141.2
Corporate expenses	7.5	8.5
Interest expense	57.0	75.4
Depreciation and amortization	66.0	38.5
Share-based compensation	6.0	4.5
Acquisition and integration related charges	1.6	5.3
Restructuring and related charges	9.1	17.1
HPC divestiture related charges	4.7	—
Inventory acquisition step-up	—	0.8
Pet safety recall	0.6	7.3
Spectrum merger related transaction charges	—	2.8
Non-recurring HRG operating costs	—	4.3
Other	3.2	—
Loss from operations before income taxes	$(32.9)	$(23.3)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 19 - SEGMENT INFORMATION (continued)

Segment Adjusted EBITDA for reportable segments for SB/RH for the three month periods ended December 30, 2018 and December 31, 2017 are as follows:

	Three month periods ended
SB/RH (in millions)	December 30, 2018	December 31, 2017
HHI	$55.6	$60.0
PET	35.0	41.7
H&G	29.1	34.1
HPC	3.1	5.4
Total Segment Adjusted EBITDA	122.8	141.2
Corporate expenses	6.6	8.3
Interest expense	43.2	38.5
Depreciation and amortization	66.0	38.4
Share-based compensation	5.6	3.5
Acquisition and integration related charges	1.6	5.3
Restructuring and related charges	9.1	17.1
HPC divestiture related charges	4.7	—
Inventory acquisition step-up	—	0.8
Pet safety recall	0.6	7.3
Other	3.2	—
(Loss) Income from continuing operations before income taxes	$(17.8)	$22.0

NOTE 20 - EARNINGS PER SHARE - SBH

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three month periods ended December 30, 2018 and December 31, 2017 are as follows:

	Three Month Periods Ended
(in millions, except per share amounts)	December 30, 2018	December 31, 2017
Numerator
Net (loss) income from continuing operations attributable to controlling interest	$(29.7)	$40.0
(Loss) income from discontinued operations attributable to controlling interest	(82.8)	467.4
Net (loss) income attributable to controlling interest	(112.5)	507.4
Denominator
Weighted average shares outstanding - basic	53.4	32.3
Dilutive shares	—	0.3
Weighted average shares outstanding - diluted	53.4	32.6
Earnings per share
Basic earnings per share from continuing operations	$(0.56)	$1.24
Basic earnings per share from discontinued operations	(1.55)	14.45
Basic earnings per share	$(2.11)	$15.69
Diluted earnings per share from continuing operations	$(0.56)	$1.23
Diluted earnings per share from discontinued operations	(1.55)	14.32
Diluted earnings per share	$(2.11)	$15.55

The weighted average shares and earnings per share data on the Condensed Consolidated Statements of Income were retrospectively adjusted for all periods presented to reflect the effect of the reverse stock split on July 13, 2018, associated with the closing of the Spectrum Merger.  See Note 4 – Acquisitions for further discussion on Spectrum Merger.  Using (i) the 20-trading-day volume-weighted average price per share of Spectrum common stock ending on July 12, 2018, (ii) the number of shares of Spectrum common stock outstanding, the number of shares of Spectrum common stock held by HRG and its subsidiaries and the number of shares of Spectrum common stock outstanding as of July 12, 2018, (iii) $328.2 million of HRG net indebtedness and transaction expenses at closing, and (iv) a $200.0 million upward adjustment contemplated by the Merger Agreement, each HRG stockholder received a reverse stock split of approximately 0.1613 of each share of HRG stock. The following is a recalculation of the weighted average shares adjusted for the impact of the reverse stock split for the three month period ended December 31, 2017.

(in millions, except per share amounts)	December 31, 2017
Basic
HRG weighted average shares	200.6
HRG share conversion at 1 to 0.1613	32.3
Diluted
HRG weighted average shares	202.3
HRG share conversion at 1 to 0.1613	32.6

As part of the Spectrum Merger each share of Spectrum common stock and outstanding was converted into the right to receive one share of newly issued HRG common stock and exchange for HRG common stock.  Due to the share exchange with Spectrum common stock shareholders, the total outstanding shares of the Company effectively increased 20.6 million shares in addition to the Company’s outstanding shares post-reverse stock split previously discussed.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 21 - GUARANTOR STATEMENTS – SB/RH

SBI with SB/RH as a parent guarantor (collectively, the “Parent”), with SBI’s domestic subsidiaries as subsidiary guarantors, has issued the 6.625% Notes under the 2020/22 Indenture, 6.125% Notes under the 2024 Indenture, the 5.75% Notes under the 2025 Indenture and the 4.00% Notes under the 2026 Indenture.

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

Statement of Financial Position		Guarantor	Nonguarantor
As of December 30, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$5.5	$1.9	$193.2	$—	$200.6
Trade receivables, net	151.7	65.4	196.8	—	413.9
Intercompany receivables	—	1,550.5	299.1	(1,849.6)	—
Other receivables	94.0	2.1	32.8	—	128.9
Inventories	270.8	231.1	233.5	(12.2)	723.2
Prepaid expenses and other	31.0	6.3	24.7	0.4	62.4
Current assets of business held for sale	544.9	1,276.3	471.8	(9.6)	2,283.4
Total current assets	1,097.9	3,133.6	1,451.9	(1,871.0)	3,812.4
Property, plant and equipment, net	196.2	121.6	159.9	—	477.7
Long-term intercompany receivables	316.4	65.6	11.2	(393.2)	—
Deferred charges and other	161.2	0.6	25.4	(142.3)	44.9
Goodwill	562.7	611.4	273.3	—	1,447.4
Intangible assets, net	748.1	601.3	253.7	—	1,603.1
Investments in subsidiaries	4,795.4	1,236.3	(2.9)	(6,028.8)	—
Total assets	$7,877.9	$5,770.4	$2,172.5	$(8,435.3)	$7,385.5
Liabilities and Shareholder's Equity
Current portion of long-term debt	$1,753.9	$4.3	$10.1	$(0.1)	$1,768.2
Accounts payable	156.6	90.7	224.1	—	471.4
Intercompany accounts payable	1,727.3	—	88.4	(1,815.7)	—
Accrued wages and salaries	21.6	2.5	24.0	—	48.1
Accrued interest	50.6	—	0.1	—	50.7
Other current liabilities	94.9	16.2	90.0	—	201.1
Current liabilities of business held for sale	58.3	141.2	263.7	—	463.2
Total current liabilities	3,863.2	254.9	700.4	(1,815.8)	3,002.7
Long-term debt, net of current portion	2,470.7	56.1	12.5	—	2,539.3
Long-term intercompany debt	11.2	299.3	116.2	(426.7)	—
Deferred income taxes	—	361.4	62.0	(147.9)	275.5
Other long-term liabilities	71.3	3.2	45.2	—	119.7
Total liabilities	6,416.4	974.9	936.3	(2,390.4)	5,937.2
Shareholder's equity:
Other capital	2,110.4	800.7	(1,354.4)	530.4	2,087.1
Accumulated (deficit) earnings	(402.1)	4,218.2	2,797.5	(7,015.7)	(402.1)
Accumulated other comprehensive loss	(246.8)	(223.4)	(217.0)	440.4	(246.8)
Total shareholder's equity	1,461.5	4,795.5	1,226.1	(6,044.9)	1,438.2
Non-controlling interest	—	—	10.1	—	10.1
Total equity	1,461.5	4,795.5	1,236.2	(6,044.9)	1,448.3
Total liabilities and equity	$7,877.9	$5,770.4	$2,172.5	$(8,435.3)	$7,385.5

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 21 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$276.6	$1.8	$227.0	$—	$505.4
Trade receivables, net	108.8	42.9	165.2	—	316.9
Intercompany receivables	—	1,648.3	283.0	(1,931.3)	—
Other receivables	65.7	1.8	27.8	—	95.3
Inventories	228.5	162.6	204.6	(12.1)	583.6
Prepaid expenses and other	35.3	4.0	23.6	—	62.9
Current assets of business held for sale	550.8	1,382.1	483.4	(10.0)	2,406.3
Total current assets	1,265.7	3,243.5	1,414.6	(1,953.4)	3,970.4
Property, plant and equipment, net	223.4	122.1	153.6	—	499.1
Long-term intercompany receivables	321.3	70.3	11.6	(403.2)	—
Deferred charges and other	452.2	0.6	68.9	(447.6)	74.1
Goodwill	557.4	611.4	285.9	—	1,454.7
Intangible assets, net	770.3	609.5	262.0	—	1,641.8
Investments in subsidiaries	4,900.7	1,262.5	(2.9)	(6,160.3)	—
Total assets	$8,491.0	$5,919.9	$2,193.7	$(8,964.5)	$7,640.1
Liabilities and Shareholder's Equity
Current portion of long-term debt	$535.0	$4.3	$7.8	$(0.2)	$546.9
Accounts payable	222.3	124.1	238.6	—	585.0
Intercompany accounts payable	1,878.0	—	35.1	(1,913.1)	—
Accrued wages and salaries	24.5	1.5	29.5	—	55.5
Accrued interest	55.0	—	—	—	55.0
Other current liabilities	58.7	15.3	77.7	—	151.7
Current liabilities of business held for sale	82.4	160.7	296.0	—	539.1
Total current liabilities	2,855.9	305.9	684.7	(1,913.3)	1,933.2
Long-term debt, net of current portion	3,615.3	57.3	13.8	—	3,686.4
Long-term intercompany debt	11.6	294.9	114.8	(421.3)	—
Deferred income taxes	311.2	358.0	72.1	(452.9)	288.4
Other long-term liabilities	71.5	3.1	45.8	—	120.4
Total liabilities	6,865.5	1,019.2	931.2	(2,787.5)	6,028.4
Shareholder's equity:
Other capital	2,096.8	803.7	(1,361.9)	534.4	2,073.0
Accumulated (deficit) earnings	(235.6)	4,303.0	2,814.5	(7,117.4)	(235.5)
Accumulated other comprehensive loss	(235.7)	(206.0)	(200.0)	406.0	(235.7)
Total shareholder's equity	1,625.5	4,900.7	1,252.6	(6,177.0)	1,601.8
Non-controlling interest	—	—	9.9	—	9.9
Total equity	1,625.5	4,900.7	1,262.5	(6,177.0)	1,611.7
Total liabilities and equity	$8,491.0	$5,919.9	$2,193.7	$(8,964.5)	$7,640.1

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 21 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Income		Guarantor	Nonguarantor
Three month period ended December 30, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$428.0	$287.2	$531.9	$(372.5)	$874.6
Cost of goods sold	313.5	219.3	408.1	(372.5)	568.4
Restructuring and related charges	—	—	0.9	—	0.9
Gross profit	114.5	67.9	122.9	—	305.3
Selling	61.3	27.3	67.0	—	155.6
General and administrative	71.1	19.1	13.1	(0.7)	102.6
Research and development	5.7	2.4	3.0	—	11.1
Acquisition and integration related charges	0.4	0.7	0.5	—	1.6
Restructuring and related charges	4.2	0.6	3.4	—	8.2
Total operating expense	142.7	50.1	87.0	(0.7)	279.1
Operating income	(28.2)	17.8	35.9	0.7	26.2
Interest expense	36.8	5.5	0.9	—	43.2
Other non-operating (income) expense, net	(23.1)	(23.4)	0.6	46.7	0.8
Income from operations before income taxes	(41.9)	35.7	34.4	(46.0)	(17.8)
Income tax (benefit) expense	(22.1)	13.2	10.9	(0.4)	1.6
Net (loss) income from continuing operations	(19.8)	22.5	23.5	(45.6)	(19.4)
(Loss) Income from discontinued operations, net of tax	(83.4)	(76.0)	3.4	73.2	(82.8)
Net (loss) income	(103.2)	(53.5)	26.9	27.6	(102.2)
Net income attributable to non-controlling interest	—	—	0.2	—	0.2
Net (loss) income attributable to controlling interest	$(103.2)	$(53.5)	$26.7	$27.6	$(102.4)

Statement of Income		Guarantor	Nonguarantor
Three month period ended December 31, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$462.2	$218.7	$546.2	$(307.5)	$919.6
Cost of goods sold	346.8	154.8	406.3	(307.0)	600.9
Restructuring and related charges	—	—	0.3	—	0.3
Gross profit	115.4	63.9	139.6	(0.5)	318.4
Selling	61.4	26.7	65.7	—	153.8
General and administrative	30.7	20.7	17.6	—	69.0
Research and development	5.8	2.2	3.5	—	11.5
Acquisition and integration related charges	2.8	1.3	1.2	—	5.3
Restructuring and related charges	15.9	—	0.9	—	16.8
Total operating expense	116.6	50.9	88.9	—	256.4
Operating income	(1.2)	13.0	50.7	(0.5)	62.0
Interest expense	33.6	4.4	0.5	—	38.5
Other non-operating (income) expense, net	(85.7)	(40.8)	—	128.0	1.5
Income from operations before income taxes	50.9	49.4	50.2	(128.5)	22.0
Income tax (benefit) expense	(96.8)	(36.4)	7.9	(0.4)	(125.7)
Net income from continuing operations	147.7	85.8	42.3	(128.1)	147.7
Income from discontinued operations, net of tax	18.8	21.0	17.5	(35.6)	21.7
Net income	166.5	106.8	59.8	(163.7)	169.4
Net income attributable to non-controlling interest	—	—	0.9	—	0.9
Net income attributable to controlling interest	$166.5	$106.8	$58.9	$(163.7)	$168.5

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 21 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended December 30, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(103.2)	$(53.5)	$26.9	$27.6	$(102.2)
Other comprehensive income, net of tax:
Foreign currency translation loss	(20.9)	(21.5)	(21.2)	42.8	(20.8)
Unrealized gain on derivative instruments	8.3	3.0	3.1	(6.1)	8.3
Defined benefit pension gain	1.5	1.1	1.1	(2.3)	1.4
Other comprehensive income	(11.1)	(17.4)	(17.0)	34.4	(11.1)
Comprehensive (loss) income	(114.3)	(70.9)	9.9	62.0	(113.3)
Comprehensive income attributable to non-controlling interest	—	—	—	—	—
Comprehensive (loss) income attributable to controlling interest	$(114.3)	$(70.9)	$9.9	$62.0	$(113.3)

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended December 31, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$166.5	$106.8	$59.8	$(163.7)	$169.4
Other comprehensive (loss) income, net of tax:
Net unrealized loss on foreign currency translation	(2.0)	(2.0)	(2.2)	4.2	(2.0)
Unrealized gain on hedging derivative instruments	1.8	4.3	4.3	(8.6)	1.8
Defined benefit pension gain	0.1	0.1	0.1	(0.2)	0.1
Other comprehensive (loss) income	(0.1)	2.4	2.2	(4.6)	(0.1)
Comprehensive income	166.4	109.2	62.0	(168.3)	169.3
Comprehensive income attributable to non-controlling interest	—	—	0.2	—	0.2
Comprehensive income attributable to controlling interest	$166.4	$109.2	$61.8	$(168.3)	$169.1

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 21 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Cash Flows		Guarantor	Nonguarantor
Three Month Period Ended December 30, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities from continuing operations	$(308.0)	$3.8	$1,378.2	$(1,375.5)	$(301.5)
Net cash provided (used) by operating activities from discontinued operations	2.2	2.3	2.9	(35.3)	(27.9)
Net cash (used) provided by operating activities	(305.8)	6.1	1,381.1	(1,410.8)	(329.4)
Cash flows from investing activities	.
Purchases of property, plant and equipment	(6.6)	(3.4)	(3.5)	—	(13.5)
Proceeds from sales of property, plant and equipment	—	—	0.1	—	0.1
Net cash used by investing activities from continuing operations	(6.6)	(3.4)	(3.4)	—	(13.4)
Net cash used by investing activities from discontinued operations	(1.1)	(2.3)	(1.7)	—	(5.1)
Net cash used by investing activities	(7.7)	(5.7)	(5.1)	—	(18.5)
Cash flows from financing activities
Proceeds from issuance of debt	114.0	—	10.3	—	124.3
Payment of debt	(35.7)	—	(9.9)	—	(45.6)
Payment of cash dividends to parent	(30.4)	—	—	—	(30.4)
Advances related to intercompany transactions	(4.4)	(0.3)	(1,406.1)	1,410.8	—
Net cash provided (used) by financing activities from continuing operations	43.5	(0.3)	(1,405.7)	1,410.8	48.3
Net cash used by financing activities from discontinued operations	(1.1)	—	(1.2)		(2.3)
Net cash provided (used) by financing activities	42.4	(0.3)	(1,406.9)	1,410.8	46.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.9)	—	(2.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(271.1)	0.1	(33.8)	—	(304.8)
Cash, cash equivalents and restricted cash, beginning of period	285.5	1.8	227.0	—	514.3
Cash, cash equivalents and restricted cash, end of period	$14.4	$1.9	$193.2	$—	$209.5

Statement of Cash Flows		Guarantor	Nonguarantor
Three Month Period Ended December 31, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities from continuing operations	$(188.1)	$(36.8)	$61.7	$(42.7)	$(205.9)
Net cash provided by operating activities from discontinued operations	1.4	1.5	0.6	19.3	22.8
Net cash (used) provided by operating activities	(186.7)	(35.3)	62.3	(23.4)	(183.1)
Cash flows from investing activities
Purchases of property, plant and equipment	(7.4)	(2.3)	(10.6)	—	(20.3)
Proceeds from sales of property, plant and equipment	0.7	0.1	0.1	—	0.9
Net cash used by investing activities from continuing operations	(6.7)	(2.2)	(10.5)	—	(19.4)
Net cash used by investing activities from discontinued operations	(1.4)	(1.5)	(1.9)	—	(4.8)
Net cash used by investing activities	(8.1)	(3.7)	(12.4)	—	(24.2)
Cash flows from financing activities
Proceeds from issuance of debt	226.0	—	5.4	—	231.4
Payment of debt	(30.2)	—	(1.0)	—	(31.2)
Payment of debt issuance costs	(0.1)	—	—	—	(0.1)
Payment of cash dividends to parent	(24.2)	—	—	—	(24.2)
Advances related to intercompany transactions	20.9	34.9	(79.2)	23.4	—
Net cash provided (used) by financing activities from continuing operations	192.4	34.9	(74.8)	23.4	175.9
Net cash used by financing activities from discontinued operations	—	—	1.3	—	1.3
Net cash provided (used) by financing activities	192.4	34.9	(73.5)	23.4	177.2
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	—	(0.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2.4)	(4.1)	(23.8)	—	(30.3)
Cash, cash equivalents and restricted cash, beginning of period	21.3	4.8	157.4	—	183.5
Cash, cash equivalents and restricted cash, end of period	$18.9	$0.7	$133.6	$—	$153.2

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

Business Overview

Refer to Note 1 – Description of Business in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for an overview of our business.

Divestitures

•

Global Batteries & Lights –  The assets and liabilities associated with GBL have been classified as held for sale and the respective operations have been classified as discontinued operations and reported separately for all periods presented. Spectrum entered into a definitive acquisition agreement with Energizer where they will acquire from the Company its GBL business for an aggregate purchase price of $2.0 billion in cash, subject to customary purchase price adjustments, which was completed on January 2, 2019, subsequent to the balance sheet date of December 30, 2018.

•

Global Auto Care – The assets and liabilities associated with GAC have been classified as held for sale and the respective operations have been classified as discontinued operations and reported separately for all periods presented.  Spectrum entered into a definitive acquisition agreement with Energizer where they will acquire from the Company its GAC business for an aggregate purchase price of $1.25 billion in cash and stock consideration, subject to customary purchase price adjustments, which was completed on January 28, 2019, subsequent to the balance sheet date of December 30, 2018.

•

Home & Personal Care – During the three month period ended December 30, 2018, the Company changed its plans to sell its HPC business and has classified the net assets of HPC as held for use and the HPC operations have been classified as continuing operations for all periods presented.  During the period in which the HPC business was held for sale, the Company incurred divestiture related expenses to market and sell the business that were previously recognized as a component of discontinued operations and ceased the recognition of depreciation and amortization on long-lived assets of the HPC disposal group, which may have an impact on the comparability of financial results when classified as continuing operations.

•

Insurance Operations – On November 30, 2017, FGL completed the FGL Merger with CF Corporation and the CF Entities pursuant to the FGL Merger Agreement.  Pursuant to the FGL Merger Agreement, except for certain shares specified in the FGL Merger Agreement, each issued and outstanding share of common stock of FGL was automatically cancelled and converted into the right to receive $31.10 in cash. The total consideration received by the Company as a result of the completion of the FGL Merger was $1,448.3 million. In addition, pursuant to a Share Purchase Agreement, on November 30, 2017, Front Street Re (Delaware) Ltd. sold to the CF Entities all of the issued and outstanding shares of Front Street for $65.0 million, subject to customary transaction expenses. Insurance operations have been classified as discontinued operations for the three month period ended December 31, 2017.

See Note 3 – Divestitures and Note 17 – Related Party Transactions in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information on the assets and liabilities classified as held for sale and discontinued operations.

Spectrum Merger

On February 24, 2018, the Company entered into an agreement and plan of merger with its majority owned subsidiary, Spectrum, which effectively closed July 13, 2018.  SBH incurred significant transaction costs associated with the Merger that may impact the comparability of the consolidated results of operations.  Effective the date of close of the Spectrum Merger, management and control of the organization was assumed by its majority owned subsidiary, Spectrum, and the Company continues to operate as the consumer products company that was principally conducted by its majority owned subsidiary.  See Note 4 – Acquisitions in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this quarterly report, for more information on the Spectrum Merger.

Refinancing Activity

The following recent financing activity has a significant impact on the comparability of financial results on the condensed consolidated financial statements.

•	On December 5, 2017, HRG paid off the $92.0 million aggregate principal amount of the HGI Energy Notes;
•

On December 15, 2017, HRG redeemed $864.4 million outstanding principal amount of its 7.875% Senior Secured Notes due 2019 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest;

•	On July 13, 2018, HRG paid off $50.0 million aggregate principal amount of the HGI Funding loan;
•	On October 31, 2018, the Company paid off the $32.8 million aggregate principal amount of the CAD Term Loan.

See Note 11 – Debt in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information.

Restructuring Activity

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. The most significant of these initiatives are:

•	Project Ignite, which began during the year ended September 30, 2018;
•	PET Rightsizing Initiative, which began during the year ended September 30, 2017 and incurred through September 30, 2018; and
•	HHI Distribution Center Consolidation, which began during the year ended September 30, 2017 and incurred through December 30, 2018.

See Note 5 - Restructuring and Related Charges in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly report for additional detail.

Adoption of New Revenue Recognition Accounting Standard

On October 1, 2018, the Company adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” and all the related amendments using the modified retrospective transition method, resulting in a cumulative effect adjustment of $0.7 million, net of tax, to the opening balance of retained earnings at the beginning of the fiscal year 2019. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption to have a material impact on the comparability of it period revenue or operating results on an ongoing basis.  See Note 2 – Significant Accounting Policies and Procedures and Note 6 – Revenue Recognition in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information.

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries and imposing a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Under the Tax Reform Act, the U.S. statutory tax rate for the fiscal year ended September 30, 2018 was approximately 24.5%. The Company recognized the tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its condensed consolidated financial statements for the three month period ended December 31, 2017 and may impact the comparability of the consolidated results of operations.  Portions of the Tax Reform Act are unclear or have not yet been clarified and interpretations and regulations continue to be issued, which could have a material impact on what the Company has recorded to date.  See Note 16 – Income Taxes in Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for additional detail.

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

Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and impact from acquisitions (when applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period. The following is a reconciliation of reported net sales to organic net sales for the three month period ended December 30, 2018 compared to net sales for the three month period ended December 31, 2017:

	December 30, 2018
Three month period ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales December 31, 2017	Variance
HHI	$305.1	$1.6	$306.7	$325.9	$(19.2)	(5.9%)
HPC	317.2	10.2	327.4	342.0	(14.6)	(4.3%)
PET	204.7	1.8	206.5	202.4	4.1	2.0%
H&G	47.6	—	47.6	49.3	(1.7)	(3.4%)
Total	$874.6	$13.6	$888.2	$919.6	(31.4)	(3.4%)

Adjusted EBITDA. Adjusted EBITDA is a metric used by management and we believe this non-GAAP measure provides useful information to investors because it reflects ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. It also facilitates comparisons between peer companies since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenant. See Note 11 – Debt of Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report, for additional detail.  EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:

•

Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. During the three month period ended December 30, 2018, the Company issued certain incentive bridge awards due to changes in the Company’s long-term compensation plans that allow for cash based payment upon employee election which have been included in the adjustment but would not qualify for shared-based compensation.  See Note 15 - Share Based Compensation in Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly report for further discussion;

•

Acquisition and integration related charges that consist of transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business, see Note 4 - Acquisitions in Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details;

•

Restructuring and related charges, which consist of project costs associated with restructuring initiatives across the segments. See Note 5 - Restructuring and Related Charges in Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details;

•

Divestiture related transaction costs that are recognized in continuing operations due to the change in plan to cease marketing and selling of the HPC business.  See Note 3 – Divestitures in Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further discussion;

•	Incremental costs associated with a safety recall in PET.
•	Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations subsequent to an acquisition (when applicable);
•	Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);
•	Transactions costs directly associated with the Spectrum Merger during the three month period ended December 31, 2017;
•

Non-recurring HRG net operating costs during the three month period ended December 31, 2017, considered to be redundant or duplicative as a result of the Spectrum Merger and not considered a component of the continuing commercial products company post-merger, including compensation and benefits, directors fees, professional fees, insurance, public company costs, amongst others, and including interest and other non-recurring income that will ultimately be eliminated following the transaction; and

•

Other adjustments primarily consisting of incremental costs for separation of key senior executives, costs attributable to flood damage at the Company’s facilities in Middleton, Wisconsin, and certain fines and penalties for delayed shipments following the completion of a PET distribution center consolidation in EMEA for the three month period ended December 30, 2018.

The following is a reconciliation of net income to adjusted EBITDA for the three month periods ended December 30, 2018 and December 31, 2017 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	HPC	PET	H&G	Corporate	Consolidated
Three month period ended December 30, 2018
Net income (loss) from continuing operations	$43.7	$(8.1)	$11.8	$(2.4)	$(74.5)	$(29.5)
Income tax benefit	—	—	—	—	(3.4)	(3.4)
Interest expense	—	—	—	—	57.0	57.0
Depreciation and amortization	8.6	38.1	10.6	4.8	3.9	66.0
EBITDA	52.3	30.0	22.4	2.4	(17.0)	90.1
Share based compensation	—	—	—	—	6.0	6.0
Acquisition and integration related charges	0.5	—	0.7	—	0.4	1.6
Restructuring and related charges	2.8	0.2	2.6	0.7	2.8	9.1
HPC divestiture related charges	—	4.7	—	—	—	4.7
Pet safety recall	—	—	0.6	—	—	0.6
Other	—	0.1	2.8	—	0.3	3.2
Adjusted EBITDA	$55.6	$35.0	$29.1	$3.1	$(7.5)	$115.3
Three month period ended December 31, 2017
Net income from continuing operations	$31.1	$32.6	$12.9	$0.7	$19.9	$97.2
Income tax benefit	—	—	—	—	(120.5)	(120.5)
Interest expense	—	—	—	—	75.4	75.4
Depreciation and amortization	11.0	8.8	10.4	4.7	3.6	38.5
EBITDA	42.1	41.4	23.3	5.4	(21.6)	90.6
Share based compensation	—	—	—	—	4.5	4.5
Acquisition and integration related charges	2.7	0.3	2.1	—	0.2	5.3
Restructuring and related charges	15.2	—	0.6	—	1.3	17.1
Inventory acquisition step-up	—	—	0.8	—	—	0.8
Pet safety recall	—	—	7.3	—	—	7.3
Spectrum merger related transaction charges	—	—	—	—	2.8	2.8
Non-recurring HRG operating costs and interest income	—	—	—	—	4.3	4.3
Adjusted EBITDA	$60.0	$41.7	$34.1	$5.4	$(8.5)	$132.7

The following is a reconciliation of net income to adjusted EBITDA for the three month periods ended December 30, 2018 and December 31, 2017 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HHI	HPC	PET	H&G	Corporate	Consolidated
Three month period ended December 30, 2018
Net income (loss) from continuing operations	$43.7	$(8.1)	$11.8	$(2.4)	$(64.4)	$(19.4)
Income tax expense	—	—	—	—	1.6	1.6
Interest expense	—	—	—	—	43.2	43.2
Depreciation and amortization	8.6	38.1	10.6	4.8	3.9	66.0
EBITDA	52.3	30.0	22.4	2.4	(15.7)	91.4
Share based compensation	—	—	—	—	5.6	5.6
Acquisition and integration related charges	0.5	—	0.7	—	0.4	1.6
Restructuring and related charges	2.8	0.2	2.6	0.7	2.8	9.1
HPC divestiture related charges	—	4.7	—	—	—	4.7
Pet safety recall	—	—	0.6	—	—	0.6
Other	—	0.1	2.8	—	0.3	3.2
Adjusted EBITDA	$55.6	$35.0	$29.1	$3.1	$(6.6)	$116.2
Three month period ended December 31, 2017
Net income from continuing operations	$31.1	$32.6	$12.9	$0.7	$70.4	$147.7
Income tax benefit	—	—	—	—	(125.7)	(125.7)
Interest expense	—	—	—	—	38.5	38.5
Depreciation and amortization	11.0	8.8	10.4	4.7	3.5	38.4
EBITDA	42.1	41.4	23.3	5.4	(13.3)	98.9
Share based compensation	—	—	—	—	3.5	3.5
Acquisition and integration related charges	2.7	0.3	2.1	—	0.2	5.3
Restructuring and related charges	15.2	—	0.6	—	1.3	17.1
Inventory acquisition step-up	—	—	0.8	—	—	0.8
Pet safety recall	—	—	7.3	—	—	7.3
Adjusted EBITDA	$60.0	$41.7	$34.1	$5.4	$(8.3)	$132.9

Consolidated Results of Operations

The following is summarized consolidated results of operations for SBH for the three month periods ended December 30, 2018 and December 31, 2017 respectively:

	Three Month Periods Ended
(in millions, except %)	December 30, 2018	December 31, 2017	Variance
Net sales	$874.6	$919.6	$(45.0)	(4.9%)
Gross profit	305.3	318.4	(13.1)	(4.1%)
Operating expenses	280.5	267.1	13.4	5.0%
Interest expense	57.0	75.4	(18.4)	(24.4%)
Income tax benefit	(3.4)	(120.5)	117.1	(97.2%)
Net (loss) income from continuing operations	(29.5)	97.2	(126.7)	(130.3%)
(Loss) Income from discontinued operations, net of tax	(82.8)	481.6	(564.4)	(117.2%)
Net (loss) income	(112.3)	578.8	(691.1)	(119.4%)

Net Sales. Net sales for the three month period ended December 30, 2018 decreased $45.0 million, or 4.9% with a decrease in organic sales of 31.4 million, or 3.4%.     The following sets forth net sales by segment for the three month periods ended December 30, 2018 and December 31, 2017:

	Three Month Periods Ended
(in millions, except %)	December 30, 2018	December 31, 2017	Variance
HHI	$305.1	$325.9	$(20.8)	(6.4%)
HPC	317.2	342.0	(24.8)	(7.3%)
PET	204.7	202.4	2.3	1.1%
H&G	47.6	49.3	(1.7)	(3.4%)
Net Sales	$874.6	$919.6	(45.0)	(4.9%)

The following sets forth the principle components of change in net sales from the three month period ended December 31, 2017 to the three month period ended December 30, 2018:

(in millions)	Amount
Net Sales for the three month period ended December 31, 2017	$919.6
Increase in PET	4.1
Decrease in H&G	(1.7)
Decrease in HPC	(14.6)
Decrease in HHI	(19.2)
Foreign currency impact, net	(13.6)
Net Sales for the three month period ended December 30, 2018	$874.6

Gross Profit. For the three month period ended December 30, 2018, gross profit decreased  $13.1 million, with a marginal increase in gross profit margin from 34.6% to 34.9% primarily due to changes in product mix.

Operating Expenses. Operating expenses for the three month period ended December 30, 2018 increased $13.4 million, or 5.0%, primarily attributable to an increase in selling and general and administrative expenses of $26.1 million driven by the recognition of incremental depreciation and amortization expense of $29.0 million for long-lived assets of HPC that were previously held for sale, incremental expenses associated with the HPC divestiture of $4.7 million; partially offset by the close of the Spectrum merger and elimination of nonrecurring HRG corporate operating costs and related transaction costs in the prior year;  decrease in restructuring and related charges of $8.6 million and decrease in acquisition & integration related charges of $3.7 million. See Note 4 – Acquisitions and Note 5 – Restructuring and Related Charges in Notes to the Condensed Consolidated Financial Statements included elsewhere within this Quarterly Report, for additional detail.

Interest Expense. Interest expense for the three month period ended December 30, 2018 decreased $18.4 million, or 24.4%, due to paydown on debt included in refinancing activity previously discussed.

Income Taxes. Our estimated annual effective rate was significantly impacted for the three months ended December 30, 2018 by income earned outside the U.S. that is subject to the U.S. tax on global intangible low taxed income, and losses earned outside the U.S. that it is more likely than not will not result in a tax benefit. During the three month period ended December 31, 2017, as a result of the Tax Cuts and Jobs Act, the Company recognized a $206.7 million tax benefit from revaluing its ending net U.S. deferred tax liabilities due to the reduction in the US corporate income tax rate from 35% to 21% and recognized $78.7 million of income tax expense for the one-time deemed mandatory repatriation.

In response to the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year measurement period in a manner similar to accounting for business combinations.  The measurement period ended December 30, 2018 and the Company did not recognize changes to the provisional tax impacts during the three month period ended December 30, 2018.

Income From Discontinued Operations.  Discontinued operations include our GBL and GAC divisions that are held for sale, which were previously reported as a component of Spectrum within their consolidated continuing operations, for the three month periods ended December 30, 2018 and December 31, 2017; and the HRG insurance operations that was sold on November 30, 2017.  Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

Income from discontinued operations, net of tax, for the three month period ended December 30, 2018 decreased $564.4 million  due to the decrease in income from GAC discontinued operations of $114.7 million primarily attributable to the recognition of a write-down of net assets of $107.2 million for assets held for sale and lower income from GAC operations; plus FGL discontinued operations during the three month period ended December 31, 2017 of $476.4 million primarily attributable to the recognition of $445.9 million to reclassify accumulated other comprehensive income related to FGL, that was previously included in equity; offset by lower income from operations with the completion of the sale of the HRG Insurance Operations on November 30, 2017 and the recognition of a write-down on net assets of $14.2 million upon completion of sale.

See Note 3 – Divestitures to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information on the assets and liabilities classified as held for sale and income from discontinued operations within the results of operations.

Noncontrolling Interest.  The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest.  Such amount varies in relation to such subsidiary’s net income or loss for the period and the percentage interest not owned by SBH.  Effective the close of the Spectrum Merger in July 2018, the net income from Spectrum was fully recognized by SBH for all periods subsequent to July 13, 2018 as Spectrum becomes wholly-owned as a result of the transaction.

SB/RH

The following is summarized consolidated results of operations for SB/RH for the three month period ended December 30, 2018 and December 31, 2017 respectively:

	Three Month Periods Ended
(in millions, except %)	December 30, 2018	December 31, 2017	Variance
Net sales	$874.6	$919.6	$(45.0)	(4.9%)
Gross profit	305.3	318.4	(13.1)	(4.1%)
Operating expenses	279.1	256.4	22.7	8.9%
Interest expense	43.2	38.5	4.7	12.2%
Income tax expense (benefit)	1.6	(125.7)	127.3	(101.3%)
Net (loss) income from continuing operations	(19.4)	147.7	(167.1)	(113.1%)
(Loss) income from discontinued operations, net of tax	(82.8)	21.7	(104.5)	(481.6%)
Net (loss) income	(102.2)	169.4	(271.6)	(160.3%)

For the three month period ended December 30, 2018, the decrease in revenue of $45.0 million, or 4.9%, and decrease in gross profit of $13.1 million are attributable to the change in SBH previously discussed.  The increase in operating expenses of $22.7 million is primarily attributable to the change in SBH previously discussed excluding the impact in HRG operating costs in the prior year and transaction costs from the Spectrum Merger.

Segment Financial Data

Hardware & Home Improvement

	Three Month Periods Ended
(in millions, except %)	December 30, 2018	December 31, 2017	Variance
Net sales	$305.1	$325.9	$(20.8)		(6.4%)
Operating income	43.3	31.6	11.7		37.0%
Operating income margin	14.2%	9.7%	450	bps
Adjusted EBITDA	$55.6	$60.0	$(4.4)		(7.3%)
Adjusted EBITDA margin	18.2%	18.4%	(20)	bps

Net sales for the three month period ended December 30, 2018 decreased $20.8 million, or 6.4%, with a decrease in organic net sales of $19.2 million or 5.9%.

•

Security and lockset decreased $9.7 million due to incremental sales in the prior year from hurricane recovery orders and new product sales in the prior year, with delayed shipments to a key specialty home retailer.

•	Plumbing accessories decreased $4.9 million due to incremental sales in the prior year from hurricane recovery orders and POS softness at specialty home retailers.
•	Hardware decreased $4.6 million due to incremental sales in the prior year from hurricane recovery orders and higher retail inventory with key customer.

Operating income in the three month period ended December 30, 2018 increased $11.7 million with operating income margin increase of 450 bps primarily due to reduced restructuring costs.  Adjusted EBITDA in the three month period ended December 30, 2018 decreased $4.4 million with an adjusted EBITDA margin decrease of 20 bps primarily due to decreased sales previously discussed.

Home and Personal Care

	Three Month Periods Ended
(in millions, except %)	December 30, 2018	December 31, 2017	Variance
Net sales	$317.2	$342.0	$(24.8)		(7.3%)
Operating (loss) income	(7.9)	32.7	(40.6)		(124.2%)
Operating income margin	(2.5%)	9.6%	(1,210)	bps
Adjusted EBITDA	$35.0	$41.7	$(6.7)		(16.1%)
Adjusted EBITDA margin	11.0%	12.2%	(120)	bps

Net sales for the three month period ended December 30, 2018 decreased $24.8 million, or 7.3%, with a decrease in organic net sales of $14.6 million or 4.3%.

•

Personal care appliances decreased $14.2 million primarily due to a $14.8 million decrease in NA sales for lost distribution with retailers and slower sales through online channels during the period, a  decrease in APAC sales of $1.6 million; partially offset by an increase in LATAM sales of $2.9 million.

•

Home and kitchen appliances decreased $0.4 million primarily due to a $2.7 million decrease in NA sales from a one-time sell-in volume with a new customer in the prior year and slower volumes through online channels during the period; partially offset by an increase in LATAM sales of $1.9 million.

Operating income in the three month period ended December 30, 2018 decreased $40.6 million with operating income margin decrease of 1,210 bps due to incremental depreciation and amortization of $29.0 million recognized for the change in plan to sell, reduction in sales and unfavorable product mix.  Adjusted EBITDA decreased $6.7 million with an adjusted EBITDA margin increase of 120 bps due to a reduction in sales and unfavorable product mix.

Global Pet Supplies

	Three Month Periods Ended
(in millions, except %)	December 30, 2018	December 31, 2017	Variance
Net sales	$204.7	$202.4	$2.3		1.1%
Operating income	12.5	13.0	(0.5)		(3.8%)
Operating income margin	6.1%	6.4%	(30)	bps
Adjusted EBITDA	$29.1	$34.1	$(5.0)		(14.7%)
Adjusted EBITDA margin	14.2%	16.8%	(260)	bps

Net sales for the three month period ended December 30, 2018 increased $2.3 million, or 1.1%, with an increase in organic net sales of $4.1 million or 2.0%.

•

Companion animal increased $7.4 million primarily due to a $10.8 million increase in NA sales from new distribution as part of recovery from the pet safety rawhide recall in the prior period plus promotion holiday volumes and continued growth in the acquired PetMatrix brands, DreamBone and Smartbones; partially offset by lower EMEA sales of $4.2 million.

•

Aquatics decreased $3.3 million primarily due to a $2.5 million decrease in NA sales from slow retail POS and overall category softness, partially offset by increased volumes through e-commerce channels.

Operating income for the three month period ended December 30, 2018 decreased $0.5 million with a decrease in operating income margin of 30 bps primarily driven by unfavorable product mix.  Adjusted EBITDA in the three month period ended December 30, 2018 decreased $5.0 million with an adjusted EBITDA margin decline of 260 bps primarily due to unfavorable product mix.

Home and Garden

	Three Month Periods Ended
(in millions, except %)	December 30, 2018	December 31, 2017	Variance
Net sales	$47.6	$49.3	$(1.7)		(3.4%)
Operating (loss) income	(2.4)	0.8	(3.2)		(400.0%)
Operating income margin	(5.0%)	1.6%	(660)	bps
Adjusted EBITDA	$3.1	$5.4	$(2.3)		(42.6%)
Adjusted EBITDA margin	6.5%	11.0%	(450)	bps

Net sales and organic net sales for the three month period ended December 30, 2018 decreased $1.7 million, or 3.4%.

•	Lawn & garden control products increased $1.5 million due to strong POS earlier in the period and earlier seasonal orders from specialty home retailers.
•

Repellent products increased $1.0 million due to strong POS earlier in the period from specialty home retailers, partially offset by a reduction in LATAM sales due to incremental sales in the prior year from hurricane recovery orders.

•

Household insect control products decreased $4.2 million primarily due to delayed shipments and distribution at end of the period and a reduction in LATAM sales due to incremental sales in the prior year from hurricane recovery orders.

Operating income for the three month period ended December 30, 2018 decreased $3.2 million with a decline in operating income margin of 660 bps due to unfavorable product mix, and higher input costs.  Adjusted EBITDA in the three month period ended December 30, 2018 decreased $2.3 million with a decline in adjusted EBITDA margin of 450 bps due to timing of seasonal production, unfavorable product mix, and higher input costs.

Liquidity and Capital Resources

The following is a summary of the SBH and SB/RH cash flows for the three month periods ended December 30, 2018 and December 31, 2017, respectively.

	SBH		SB/RH
(in millions)	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Operating activities	$(284.0)	$(181.5)	$(301.5)	$(205.9)
Investing activities	$(13.4)	$1,470.8	$(13.4)	$(19.4)
Financing activities	$35.6	$69.1	$48.3	$175.9

Cash Flows from Operating Activities

Cash flows from SBH continuing operations decreased $102.5 million during the three month period ended December 30, 2018 due to:

•	Decrease in cash generated from continuing operations of $108.6 million, with cash used for working capital of approximately $90.2 million;
•	Decrease in cash paid for restructuring and integration related charges of $12.9 million;
•	Decrease in cash paid for interest of $4.1 million;
•	Decrease in corporate expenditures of $1.0 million; partially offset
•	Increase in cash paid for taxes of $11.9 million.

Cash flows from operating activities from continuing operations of SB/RH decreased $95.6 million during the three month period ended December 30, 2018 primarily due to the items discussed above excluding incremental cash outflows attributable to HRG corporate operations and divestitures, and cash paid towards interest on HRG designated debt.

Depreciation and Amortization

Depreciation and amortization for the Company was $66.0 million and $38.5 million for the three month periods ended December 30, 2018 and December 31, 2017, respectively.  The increase in depreciation and amortization during the three month period ended December 30, 2018 is primarily attributable to the cumulative adjustment to depreciation and amortization of $29.0 million from the change in plan to sell the HPC division, see Note 3 – Divestitures for further discussion.

Cash Flows from Investing Activities

Cash flows from investing activities for SBH continuing operations decreased $1,484.2 million during the three month period ended December 30, 2018 are primarily attributable to the net proceeds received from the sale of the HRG insurance operations of $1,490.2 million on November 30.2017, which were used to pay down HGI Energy Notes and HRG 7.875% Senior Secured Notes discussed below; partially offset by capital expenditures.

Cash flows for investing activities from SB/RH continuing operations increased $6.0 million primarily attributable to the capital expenditures.

Capital Expenditures

Capital expenditures for the Company were  $13.5 million and $20.3 million for the three month periods ended December 30, 2018 and December 31, 2017, respectively.  We expect to make investments in capital projects similar to historical levels.

Cash Flows from Financing Activities

Cash flows for financing activities from continuing operations decreased  $33.5 million for the three month period ended December 30, 2018 primarily due to incremental repayment of debt upon close of sale of HRG insurance operations in December 2017.

Debt

During the three month period ended December 30, 2018, SBH recognized net proceeds from the Revolver Facility of $114.0 million primarily to support working capital needs and transaction costs; and $10.3 million of other debt financing. SBH made $45.6 million of payment on debts, including the redemption of the CAD Term Loan of $32.6 million.  As of December 30, 2018, the Company had borrowing availability of $663.6 million, net of outstanding letters of credit and amounts allocated to a foreign subsidiary.

At December 30, 2018, we were in compliance with all covenants under the Senior Credit Agreement and the indentures governing the 7.75% Notes, 6.625% Notes, 6.125% Notes, 5.75% Notes, and 4.00% Notes.

The Company’s access to capital markets and financing costs may depend on the credit ratings of the Company when it is accessing the capital markets. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings.

Refer to Note 11 - Debt in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for additional information.

Equity

SBH did not issue additional shares of common stock outside the Company’s share-based compensation plans during the three month periods ended December 30, 2018 and December 31, 2017.

SBH made cash dividend payments of $22.4 million, or $0.42 per share, during the three month period ended December 30, 2018.  There were no cash dividend payments made by SBH during the three month period ended December 31, 2017.  Prior to the Spectrum merger, Spectrum made cash dividend payments of $24.2 million during the three month period ended December 31, 2017, of which $14.4 million were paid to SBH.

From time to time, SBH will repurchase outstanding shares common stock in the open market or otherwise.  During the three month period ended December 30, 2018, Spectrum repurchased 0.3 million shares of Spectrum common stock for $18.5 million at an average price of $56.02 per share as part of its $1 billion common stock repurchase program.  SBH did not repurchase any treasury share during the three month period ended December 31, 2017.

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

Subsequent to December 30, 2018, the Company completed its divestitures of GBL and GAC, resulting in net cash proceeds of $2,871.8 million.  On January 4, 2019, the Company completed the prepayment in full of its Term Loans of $1,228.5 million, plus accrued interest, using cash proceeds received from the GBL divestiture, and on January 30, 2019, the Company completed the prepayment of $890 million of 7.75% senior notes and premium payment of $17.2 million upon redemption, plus accrued interest, using cash proceeds received from the divestitures.  The Company may use incremental portion of its proceeds to further paydown debt, fund treasury stock purchases, or fund future operations and/or acquisitions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations & Other Commercial Commitments

There have been no material changes to our contractual obligations & other commercial commitments as discussed in our Annual Report on Form 10-K for the year ended September 30, 2018.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies other than the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which provides for a single comprehensive model for entities to use in account for revenue arising from contracts from customers.  Refer to Note 2 – Significant Accounting Policies and Practices of Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for information about the adoption of Topic 606.  There have been no material changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the year ended September 30, 2018.

New Accounting Pronouncements

See Note 2 – Significant Accounting Policies and Practices of Notes to the Condensed Consolidated Financial Statements elsewhere included in this Quarterly Report for information about accounting pronouncements that are newly adopted and recent accounting pronouncements not yet adopted.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

The Company has market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices.  When appropriate, we use derivative financial instruments to mitigate the risk from such exposures.  For additional information, refer to Note 11 - Debt and Note 12 - Derivatives to the Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report.

Interest Rate Risk

A portion of our debt bears interest at variable rates.  If market interest rates increase, the interest rate on variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations.  We also have bank lines of credit at variable interest rates.  During the three month period ended December 30, 2018, the Company repaid is CAD Term loan in full, and on January 4, 2019, subsequent to the balance sheet date of December 30, 2018, the Company repaid its USD Term Loan in full, which bear interest at variable rates.  Additionally, on January 4, 2019, the Company net settled its outstanding interest rate swap associated with the USD Term Loan.  Excluding the USD Term Loan, we had $127.1 million subject to variable interest rates as of December 30, 2018, or 2.6% of total debt.  Assuming an increase to market rates of 1% as of December 30, 2018, we would incur an increase to interest expense of $1.3 million.

Foreign Exchange Risk

We are subject to risk from sales and loans to and from our subsidiaries as well as sales to, purchases from and bank lines of credit with third-party customers, suppliers and creditors denominated in foreign currencies.  Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Mexican Pesos, Canadian Dollars, and Australian Dollars.  We manage our foreign currency exchange exposure from such sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options.  The related amounts payable to, or receivable from, the contract counter-parties are included in accounts payable or accounts receivable.

At December 30, 2018, we had $544.2 million equivalent of debt denominated in foreign currencies, which consist primarily of the Euro-denominated 4.00% Notes to the equivalent of $485.8 million, which are recorded in a U.S. Dollar functional entity, and the remaining debt is recorded in countries with the same functional currency as the debt.  The 4.00% Notes are held as a net investment hedge of the translation of the Company’s net investments in Euro-dominated subsidiaries as of December 30, 2018 and will be reassessed for continued effectiveness over the remaining net investment in Euro-denominated subsidiaries subsequent to the balance sheet date of December 30, 2018.

At December 30, 2018, a potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $35.8 million.  The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $19.1 million.

Commodity Price Risk.

We are exposed to fluctuations to market prices for purchases of brass used in our manufacturing processes.  We use commodity swaps and calls to manage such risk.  The maturity of, and the quantities covered by, the contracts are closely correlated to our anticipated purchases of the commodity.  The cost of calls is amortized over the life of the contracts and recorded in cost of goods sold, along with the effects of the swap and call contracts.  The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable.

At December 30, 2018, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% decline in the underlying commodity prices, would be a loss of $0.5 million.  The net impact on reported earnings, after also including the reduction in cost of one-years purchases of the related commodities due to the same change in commodity prices, would be a gain of $0.3 million.

Item 4.    Controls and Procedures

Spectrum Brands Holdings, Inc.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, SBH’s management, including our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to SBH’s management, including SBH’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.   During the three month period ended December 30, 2018, the Company made changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) to address deficiencies in the design and implementation of a comprehensive risk assessment over changes in GAAP, financial reporting processes and related controls over significant unusual transactions and that are responsive to changes in business operations, including the initial and subsequent accounting and financial reporting through completion of the respective transactions.  Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the three month period ended December 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SB/RH Holdings, LLC

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, SBH’s management, including our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to SBH’s management, including SBH’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.   During the three month period ended December 30, 2018, the Company made changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) to address deficiencies in the design and implementation of a comprehensive risk assessment over changes in GAAP, financial reporting processes and related controls over significant unusual transactions and that are responsive to changes in business operations, including the initial and subsequent accounting and financial reporting through completion of the respective transactions.  Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the three month period ended December 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.  We believe that at December 30, 2018, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2018, the Board of Directors approved a $1 billion common stock repurchase program.  The authorization is effective for 36 months.  The following summarizes the activity of common stock repurchases under the program for the three-month period ended December 30, 2018:

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that may
	Purchased	Per Share	as Part of Plan	Yet Be Purchased
As of September 30, 2018	—	$—	—	$1,000,000,000
October 1, 2018 to October 28, 2018	—	—	—	1,000,000,000
October 29, 2018 to November 25, 2018	79,809	50.12	79,809	995,999,973
November 26, 2018 to December 30, 2018	251,255	57.90	251,255	981,453,209
As of December 30, 2018	331,064	$56.02	331,064	$981,453,209

Item 5.    Other Information

None

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 7, 2019
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Douglas L. Martin
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 7, 2019
SB/RH HOLDINGS, LLC
	By:	/s/ Douglas L. Martin
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1

Amended and Restated Acquisition Agreement, dated as of November 15, 2018, by and between Energizer Holdings, Inc. and Spectrum Brands Holdings, Inc. (incorporated herein by reference to Exhibit No. 2.2 to the Current Report on Form 8-K, filed with the SEC by Spectrum Brands Holdings, Inc. on November 19, 2018 (File No. 001-04219).

Exhibit 2.2

Acquisition Agreement, dated as of November 15, 2018, by and between Spectrum Brands Holdings, Inc. and Energizer Holdings, Inc. (incorporated herein in by reference to Exhibit No. 2.1 of the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 19, 2018 (File No. 001-04219).

Exhibit 10.1

Shareholder Agreement, dated as of January 28, 2019, by and among Spectrum Brands Holdings, Inc., Energizer Holdings, Inc., and Spectrum Brands, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on January 28, 2019 (File No. 001-04219).

Exhibit 10.2	Form of Agreement with David Maura and Ehsan Zargar Regarding Certain Provisions of Such Executive’s Respective Prior Separation Agreements with HRG Group, Inc.
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