Form 10-Q
period 2019-03-31
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2019-05-08
CIK 109177, 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Spectrum Brands Holdings, Inc.	☐
SB/RH Holdings, LLC	☐

Securities registered pursuant to Section 12(b) of the Exchange Act:

Registrant	Title of Each Class	Trading Symbol	Name of Exchange On Which Registered
Spectrum Brands Holdings, Inc.	Common Stock, $0.01 par value	SPB	New York Stock Exchange

As of May 6, 2019, there were outstanding 48,764,053 shares of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Financial Position

As of March 31, 2019, and September 30, 2018

(unaudited)

(in millions)	March 31, 2019	September 30, 2018
Assets
Cash and cash equivalents	$176.2	$552.5
Trade receivables, net	470.5	317.1
Other receivables	95.5	51.7
Inventories	776.2	583.6
Prepaid expenses and other current assets	66.3	63.2
Current assets of business held for sale	—	2,402.6
Total current assets	1,584.7	3,970.7
Property, plant and equipment, net	469.8	500.0
Deferred charges and other	161.0	231.8
Investments	237.9	—
Goodwill	1,449.3	1,454.7
Intangible assets, net	1,583.8	1,641.8
Total assets	$5,486.5	$7,799.0
Liabilities and Shareholders' Equity
Current portion of long-term debt	$16.1	$26.9
Accounts payable	450.4	584.7
Accrued wages and salaries	50.3	55.1
Accrued interest	33.6	65.0
Other current liabilities	441.4	159.4
Current liabilities of business held for sale	—	537.6
Total current liabilities	991.8	1,428.7
Long-term debt, net of current portion	2,342.0	4,624.3
Deferred income taxes	88.5	35.0
Other long-term liabilities	135.6	121.4
Total liabilities	3,557.9	6,209.4
Commitments and contingencies (Note 18)
Shareholders' equity
Common Stock	0.5	0.5
Additional paid-in capital	2,017.5	1,996.7
Accumulated earnings (deficit)	387.6	(180.1)
Accumulated other comprehensive loss, net of tax	(222.3)	(235.8)
Treasury Stock	(264.2)	—
Total shareholders' equity	1,919.1	1,581.3
Noncontrolling interest	9.5	8.3
Total equity	1,928.6	1,589.6
Total liabilities and equity	$5,486.5	$7,799.0

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Income

For the three and six month periods ended March 31, 2019 and 2018

(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions, except per share)	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Net sales	$906.7	$882.6	$1,787.0	$1,804.9
Cost of goods sold	601.0	574.9	1,174.7	1,178.3
Restructuring and related charges	0.2	1.7	1.0	2.0
Gross profit	305.5	306.0	611.3	624.6
Selling	151.4	152.4	306.9	306.1
General and administrative	83.6	82.6	183.0	162.2
Research and development	11.2	11.5	22.3	23.0
Restructuring and related charges	12.4	18.6	20.5	35.5
Transaction related charges	5.3	9.6	11.6	14.9
Total operating expenses	263.9	274.7	544.3	541.7
Operating income	41.6	31.3	67.0	82.9
Interest expense	94.2	67.7	151.2	143.0
Other non-operating expense (income), net	24.1	—	24.8	(0.7)
Loss from continuing operations before income taxes	(76.7)	(36.4)	(109.0)	(59.4)
Income tax benefit	(22.7)	(1.7)	(26.0)	(122.2)
Net (loss) income from continuing operations	(54.0)	(34.7)	(83.0)	62.8
Income from discontinued operations, net of tax	783.6	11.3	700.4	492.7
Net income (loss)	729.6	(23.4)	617.4	555.5
Net income attributable to non-controlling interest	1.0	5.5	1.2	77.0
Net income (loss) attributable to controlling interest	$728.6	$(28.9)	$616.2	$478.5
Amounts attributable to controlling interest
Net (loss) income from continuing operations attributable to controlling interest	$(55.0)	$(32.6)	$(84.2)	$7.5
Net income from discontinued operations attributable to controlling interest	783.6	3.7	700.4	471.0
Net income (loss) attributable to controlling interest	$728.6	$(28.9)	$616.2	$478.5
Earnings Per Share
Basic earnings per share from continuing operations	$(1.06)	$(1.00)	$(1.60)	$0.23
Basic earnings per share from discontinued operations	15.13	0.11	13.32	14.52
Basic earnings per share	$14.07	$(0.89)	$11.72	$14.75
Diluted earnings per share from continuing operations	$(1.06)	$(1.00)	$(1.60)	$0.23
Diluted earnings per share from discontinued operations	15.13	0.11	13.32	14.42
Diluted earnings per share	$14.07	$(0.89)	$11.72	$14.65
Dividend per share	$0.42	$—	$0.84	$—
Weighted Average Shares Outstanding
Basic	51.8	32.5	52.6	32.4
Diluted	51.8	32.5	52.6	32.7

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC

Condensed Consolidated Statements of Comprehensive Income

For the three and six month periods ended March 31, 2019 and 2018

(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Net income (loss)	$729.6	$(23.4)	$617.4	$555.5
Other comprehensive income (loss)
Foreign currency translation (loss) gain	0.3	27.6	(18.3)	18.3
Deferred tax effect	(2.6)	(3.3)	(4.9)	3.9
Deferred tax valuation allowance	—	(0.1)	0.1	—
Net unrealized (loss) gain on foreign currency translation	(2.3)	24.2	(23.1)	22.2
Unrealized gain (loss) on derivative instruments
Unrealized gain (loss) on hedging activity before reclassification	9.1	(18.5)	23.5	(19.3)
Net reclassification for (gain) loss to income from continuing operations	(2.9)	4.3	(5.7)	3.9
Net reclassification for loss (gain) to income from discontinued operations	0.6	(1.1)	0.5	1.8
Unrealized gain (loss) on hedging instruments after reclassification	6.8	(15.3)	18.3	(13.6)
Deferred tax effect	(1.9)	3.7	(5.0)	3.8
Net unrealized gain (loss) on hedging derivative instruments	4.9	(11.6)	13.3	(9.8)
Defined benefit pension (loss) gain
Defined benefit pension (loss) gain before reclassification	(0.3)	(1.5)	0.8	(2.2)
Net reclassification for loss to income from continuing operations	0.5	0.7	1.0	1.2
Net reclassification for loss to income from discontinued operations	—	0.1	0.2	0.4
Defined benefit pension gain (loss) after reclassification	0.2	(0.7)	2.0	(0.6)
Deferred tax effect	(0.2)	0.2	(0.5)	0.2
Net defined benefit pension (loss) gain	—	(0.5)	1.5	(0.4)
Unrealized investment gain
Unrealized investment gain before reclassification	—	—	—	26.0
Net reclassification for (gain) loss to income from discontinued operations	—	—	—	(6.3)
Unrealized gain on investments after reclassification	—	—	—	19.7
Adjustments to intangible assets	—	—	—	(0.9)
Deferred tax effect	—	—	—	(6.7)
Net unrealized gain on investments	—	—	—	12.1
Deconsolidation of discontinued operations	21.9	—	21.9	(445.9)
Net change to derive comprehensive income for the periods	24.5	12.1	13.6	(421.8)
Comprehensive income (loss)	754.1	(11.3)	631.0	133.7
Comprehensive income (loss) attributable to non-controlling interest	—	5.6	—	79.6
Comprehensive income (loss) attributable to controlling interest	$754.1	$(16.9)	$631.0	$54.1

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC

Condensed Consolidated Statements of Shareholder’s Equity

For the three and six month periods ended March 31, 2019 and 2018

(unaudited)

					Accumulated
			Additional		Other		Total	Non-
Six Month Period Ended March 31, 2019	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders'	controlling	Total
(in millions)	Shares	Amount	Capital	Deficit	Loss	Stock	Equity	Interest	Equity
Balances as of September 30, 2018	53.4	$0.5	$1,996.7	$(180.1)	$(235.8)	$—	$1,581.3	$8.3	$1,589.6
Net loss from continuing operations	—	—	—	(29.2)	—	—	(29.2)	0.2	(29.0)
Loss from discontinued operations, net of tax	—	—	—	(83.2)	—	—	(83.2)	—	(83.2)
Other comprehensive loss, net of tax	—	—	—	—	(11.0)	—	(11.0)	—	(11.0)
Treasury stock repurchases	(0.3)	—	—	—	—	(18.5)	(18.5)	—	(18.5)
Restricted stock issued and related tax withholdings	0.3	—	7.5	(0.2)	—	3.9	11.2	—	11.2
Share based compensation	—	—	3.2	—	—	—	3.2	—	3.2
Dividends declared	—	—	—	(22.5)	—	—	(22.5)	—	(22.5)
Cumulative adjustment for adoption of new accounting standards (Note 2)	—	—	—	(3.2)	—	—	(3.2)	—	(3.2)
Balances as of December 30, 2018	53.4	0.5	2,007.4	(318.4)	(246.8)	(14.6)	1,428.1	8.5	1,436.6
Net loss from continuing operations	—	—	—	(55.0)	—	—	(55.0)	1.0	(54.0)
Income from discontinued operations, net of tax	—	—	—	783.6	—	—	783.6	—	783.6
Sale and deconsolidation of discontinued operations	—	—	—	—	21.9	—	21.9	—	21.9
Other comprehensive income, net of tax	—	—	—	—	2.6	—	2.6	—	2.6
Treasury stock repurchases	(4.6)	—	—	—	—	(250.0)	(250.0)	—	(250.0)
Restricted stock issued and related tax withholdings	—	—	(0.2)	—	—	0.4	0.2	—	0.2
Share based compensation	—	—	10.3	—	—	—	10.3	—	10.3
Dividends declared	—	—	—	(22.6)	—	—	(22.6)	—	(22.6)
Balances as of March 31, 2019	48.8	$0.5	$2,017.5	$387.6	$(222.3)	$(264.2)	$1,919.1	$9.5	$1,928.6

					Accumulated
			Additional		Other		Total	Non-
Six Month Period Ended March 31, 2018	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders'	controlling	Total
(in millions)	Shares	Amount	Capital	Deficit	Loss	Stock	Equity	Interest	Equity
Balances as of September 30, 2017	200.6	2.0	1,372.9	(925.9)	309.0	—	758.0	1,188.9	1,946.9
Net income from continuing operations	—	—	—	40.0	—	—	40.0	57.2	97.2
Income from discontinued operations, net of tax	—	—	—	467.4	—	—	467.4	14.2	481.6
Other comprehensive income, net of tax	—	—	—	—	9.5	—	9.5	2.5	12.0
Sale and deconsolidation of HRG - Insurance Operations	—	—	—	—	(445.9)	—	(445.9)	(446.4)	(892.3)
Purchase of subsidiary stock	—	—	(10.3)	—	0.6	—	(9.7)	1.7	(8.0)
Excess of stock options and warrants	0.1	—	1.4	—	—	—	1.4	—	1.4
Restricted stock issued and related tax withholdings	—	—	(3.6)	—	—	—	(3.6)	(2.2)	(5.8)
Share based compensation	—	—	3.3	—	—	—	3.3	2.0	5.3
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	—	—	(10.7)	(10.7)
Balances as of December 31, 2017	200.7	2.0	1,363.7	(418.5)	(126.8)	—	820.4	807.2	1,627.6
Net loss from continuing operations	—	—	—	(32.6)	—	—	(32.6)	(2.1)	(34.7)
Income from discontinued operations, net of tax	—	—	—	3.7	—	—	3.7	7.6	11.3
Other comprehensive income, net of tax	—	—	—	—	7.0	—	7.0	5.1	12.1
Purchase of subsidiary stock	—	—	(96.3)	—	(5.5)	—	(101.8)	(148.5)	(250.3)
Excess of stock options and warrants	1.5	0.1	8.6	—	—	—	8.7	—	8.7
Restricted stock issued and related tax withholdings	—	—	(0.7)	—	—	—	(0.7)	—	(0.7)
Share based compensation	—	—	(4.9)	—	—	—	(4.9)	(3.1)	(8.0)
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	—	—	(9.1)	(9.1)
Balances as of March 31, 2018	202.2	$2.1	$1,270.4	$(447.4)	$(125.3)	$—	$699.8	$657.1	$1,356.9

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the six month periods ended March 31, 2019 and 2018

(unaudited)

	Six Month Periods Ended
(in millions)	March 31, 2019	March 31, 2018
Cash flows from operating activities
Net income	$617.4	$555.5
Income from discontinued operations, net of tax	700.4	492.7
Net (loss) income from continuing operations	(83.0)	62.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	102.6	68.6
Share based compensation	21.8	1.4
Unrealized loss on investments	5.0	—
Purchase accounting inventory adjustment	—	0.8
Pet safety recall inventory write-off	—	1.6
Amortization of debt issuance costs and debt discount	6.6	11.7
Write-off of unamortized discount and debt issuance costs	36.6	—
Dividend from subsidiaries classified as discontinued operations	—	3.1
Deferred tax benefit	(61.8)	(55.4)
Net changes in operating assets and liabilities	(307.5)	(351.9)
Net cash used by operating activities from continuing operations	(279.7)	(257.3)
Net cash (used) provided by operating activities from discontinued operations	(254.0)	71.5
Net cash used by operating activities	(533.7)	(185.8)
Cash flows from investing activities
Purchases of property, plant and equipment	(27.1)	(38.1)
Proceeds from sales of property, plant and equipment	0.1	0.9
Proceeds from sale of discontinued operations, net of cash	2,854.4	1,520.2
Net cash provided by investing activities from continuing operations	2,827.4	1,483.0
Net cash used by investing activities from discontinued operations	(5.3)	(185.1)
Net cash provided by investing activities	2,822.1	1,297.9
Cash flows from financing activities
Proceeds from issuance of debt	136.3	581.3
Payment of debt, including premium on extinguishment	(2,479.9)	(998.0)
Payment of debt issuance costs	(0.1)	(0.3)
Treasury stock purchases	(268.5)	—
Purchases of subsidiary stock, net	—	(258.0)
Dividends paid to shareholders	(44.6)	—
Dividends paid by subsidiary to non-controlling interest	—	(19.7)
Share based award tax withholding payments, net of proceeds upon vesting	(2.5)	(22.7)
Other financing activities, net	—	10.0
Net cash used by financing activities from continuing operations	(2,659.3)	(707.4)
Net cash (used) provided by financing activities from discontinued operations	(2.3)	118.5
Net cash used by financing activities	(2,661.6)	(588.9)
Effect of exchange rate changes on cash and cash equivalents	(3.1)	3.2
Net change in cash, cash equivalents and restricted cash	(376.3)	526.4
Net change in cash, cash equivalents and restricted cash in discontinued operations	—	37.7
Net change in cash, cash equivalents and restricted cash in continuing operations	(376.3)	488.7
Cash, cash equivalents, and restricted cash, beginning of period	561.4	254.8
Cash, cash equivalents, and restricted cash, end of period	$185.1	$743.5
Supplemental disclosure of cash flow information
Cash paid for interest	$140.9	$172.2
Cash paid for taxes	$36.3	$24.8
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$1.6	$3.0
Non cash financing activities
Issuance of shares through stock compensation plan	$23.3	$—

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Financial Position

As of March 31, 2019, and September 30, 2018

(unaudited)

(in millions)	March 31, 2019	September 30, 2018
Assets
Cash and cash equivalents	$168.0	$505.4
Trade receivables, net	470.5	317.1
Other receivables	162.7	95.1
Inventories	776.2	583.6
Prepaid expenses and other current assets	66.3	62.9
Current assets of business held for sale	—	2,402.6
Total current assets	1,643.7	3,966.7
Property, plant and equipment, net	469.8	500.0
Deferred charges and other	47.5	74.2
Investments	237.9	—
Goodwill	1,449.3	1,454.7
Intangible assets, net	1,583.8	1,641.8
Total assets	$5,432.0	$7,637.4
Liabilities and Shareholder's Equity
Current portion of long-term debt	$16.1	$546.9
Accounts payable	457.2	584.7
Accrued wages and salaries	50.3	55.4
Accrued interest	33.5	55.0
Other current liabilities	438.5	152.3
Current liabilities of business held for sale	—	537.6
Total current liabilities	995.6	1,931.9
Long-term debt, net of current portion	2,267.2	3,686.4
Deferred income taxes	395.0	287.0
Other long-term liabilities	135.4	120.4
Total liabilities	3,793.2	6,025.7
Commitments and contingencies (Note 18)
Shareholder's equity
Other capital	2,097.2	2,073.0
Accumulated deficit	(247.2)	(235.5)
Accumulated other comprehensive loss, net of tax	(222.3)	(235.7)
Total shareholder's equity	1,627.7	1,601.8
Noncontrolling interest	11.1	9.9
Total equity	1,638.8	1,611.7
Total liabilities and equity	$5,432.0	$7,637.4

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Income

For the three and six month periods ended March 31, 2019 and April 1, 2018

(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Net Sales	$906.7	$882.6	$1,787.0	$1,804.9
Cost of goods sold	601.0	574.9	1,174.7	1,178.3
Restructuring and related charges	0.2	1.7	1.0	2.0
Gross profit	305.5	306.0	611.3	624.6
Selling	151.4	152.4	306.9	306.1
General and administrative	82.4	56.2	180.6	125.1
Research and development	11.2	11.5	22.3	23.0
Restructuring and related charges	12.4	18.6	20.5	35.5
Transaction related charges	5.3	9.6	11.6	14.9
Total operating expenses	262.7	248.3	541.9	504.6
Operating income	42.8	57.7	69.4	120.0
Interest expense	48.3	42.0	91.5	80.5
Other non-operating expense, net	24.2	1.6	25.0	3.2
(Loss) income from continuing operations before income taxes	(29.7)	14.1	(47.1)	36.3
Income tax benefit	(17.3)	(0.8)	(15.8)	(126.5)
Net (loss) income from continuing operations	(12.4)	14.9	(31.3)	162.8
Income from discontinued operations, net of tax	783.6	11.3	700.4	32.8
Net income	771.2	26.2	669.1	195.6
Net income attributable to non-controlling interest	1.0	0.1	1.2	1.0
Net income attributable to controlling interest	$770.2	$26.1	$667.9	$194.6
Amounts attributable to controlling interest
Net (loss) income from continuing operations attributable to controlling interest	$(13.4)	$14.8	$(32.5)	$161.8
Net income from discontinued operations attributable to controlling interest	783.6	11.3	700.4	32.8
Net income attributable to controlling interest	$770.2	$26.1	$667.9	$194.6

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Comprehensive Income

For the three and six month periods ended March 31, 2019 and April 1, 2018

(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Net income	$771.2	$26.2	$669.1	$195.6
Other comprehensive income (loss)
Foreign currency translation (loss) gain	0.3	27.6	(18.3)	18.3
Deferred tax effect	(2.6)	(3.3)	(4.9)	3.9
Deferred tax valuation allowance	—	(0.1)	0.1	—
Net unrealized (loss) gain on foreign currency translation	(2.3)	24.2	(23.1)	22.2
Unrealized gain (loss) on derivative instruments
Unrealized gain (loss) on hedging activity before reclassification	9.1	(18.5)	23.5	(19.3)
Net reclassification for (gain) loss to income from continuing operations	(2.9)	4.3	(5.7)	3.9
Net reclassification for loss (gain) to income from discontinued operations	0.6	(1.1)	0.5	1.8
Unrealized gain (loss) on hedging instruments after reclassification	6.8	(15.3)	18.3	(13.6)
Deferred tax effect	(1.9)	3.7	(5.0)	3.8
Net unrealized gain (loss) on hedging derivative instruments	4.9	(11.6)	13.3	(9.8)
Defined benefit pension (loss) gain
Defined benefit pension (loss) gain before reclassification	(0.3)	(1.5)	0.8	(2.2)
Net reclassification for loss to income from continuing operations	0.5	0.7	1.0	1.2
Net reclassification for loss to income from discontinued operations	—	0.1	0.2	0.4
Defined benefit pension gain (loss) after reclassification	0.2	(0.7)	2.0	(0.6)
Deferred tax effect	(0.2)	0.2	(0.5)	0.2
Net defined benefit pension (loss) gain	—	(0.5)	1.5	(0.4)
Deconsolidation of discontinued operations	21.9	—	21.9	—
Net change to derive comprehensive income for the period	24.5	12.1	13.6	12.0
Comprehensive income	795.7	38.3	682.7	207.6
Comprehensive income attributable to non-controlling interest	—	0.3	—	0.5
Comprehensive income attributable to controlling interest	$795.7	$38.0	$682.7	$207.1

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Shareholder’s Equity

For the three and six month periods ended March 31, 2019 and April 1, 2018

(unaudited)

			Accumulated
			Other	Total	Non-
	Other	Accumulated	Comprehensive	Shareholder's	controlling
Six Month Period Ended March 31, 2019 (in millions)	Capital	Deficit	Loss	Equity	Interest	Total Equity
Balances as of September 30, 2018	$2,073.0	$(235.5)	$(235.7)	$1,601.8	$9.9	$1,611.7
Net loss from continuing operations	—	(19.1)	—	(19.1)	0.2	(18.9)
Loss from discontinued operations, net of tax	—	(83.2)	—	(83.2)	—	(83.2)
Other comprehensive loss, net of tax	—	—	(11.1)	(11.1)	—	(11.1)
Restricted stock issued and related tax withholdings	11.3	—	—	11.3	—	11.3
Share based compensation	2.8	—	—	2.8	—	2.8
Dividends paid to parent	—	(30.4)	—	(30.4)	—	(30.4)
Cumulative adjustment for adoption of new accounting standards (Note 2)	—	(3.2)	—	(3.2)	—	(3.2)
Balances as of December 30, 2018	$2,087.1	$(371.4)	$(246.8)	$1,468.9	$10.1	$1,479.0
Net loss from continuing operations	—	(13.4)	—	(13.4)	1.0	(12.4)
Income from discontinued operations, net of tax	—	783.6	—	783.6	—	783.6
Sale and deconsolidation of discontinued operations	—	—	21.9	21.9	—	21.9
Other comprehensive income, net of tax	—	—	2.6	2.6	—	2.6
Restricted stock issued and related tax withholdings	0.2	—	—	0.2	—	0.2
Share based compensation	9.9	—	—	9.9	—	9.9
Dividends paid to parent	—	(646.0)	—	(646.0)	—	(646.0)
Balances as of March 31, 2019	$2,097.2	$(247.2)	$(222.3)	$1,627.7	$11.1	$1,638.8

			Accumulated
			Other	Total	Non-
	Other	Accumulated	Comprehensive	Shareholder's	controlling
Six Month Period Ended April 1, 2018 (in millions)	Capital	Deficit	Loss	Equity	Interest	Total Equity
Balances as of September 30, 2017	$2,079.0	$(42.8)	$(209.6)	$1,826.6	$8.8	$1,835.4
Net income from continuing operations	—	146.8	—	146.8	0.9	147.7
Income from discontinued operations, net of tax	—	21.7	—	21.7	—	21.7
Other comprehensive loss, net of tax	—	—	(0.3)	(0.3)	0.2	(0.1)
Restricted stock issued and related tax withholdings	(3.9)	—	—	(3.9)	—	(3.9)
Share based compensation	4.4	—	—	4.4	—	4.4
Dividends paid to parent	—	(24.2)	—	(24.2)	—	(24.2)
Balances as of December 31, 2017	$2,079.5	$101.5	$(209.9)	$1,971.1	$9.9	$1,981.0
Net income from continuing operations	—	14.8	—	14.8	0.1	14.9
Income from discontinued operations, net of tax	—	11.3	—	11.3	—	11.3
Other comprehensive income, net of tax	—	—	11.8	11.8	0.3	12.1
Restricted stock issued and related tax withholdings	(0.1)	—	—	(0.1)	—	(0.1)
Share based compensation	(8.7)	—	—	(8.7)	—	(8.7)
Dividends paid to parent	—	(274.4)	—	(274.4)	—	(274.4)
Balances as of April 1, 2018	$2,070.7	$(146.8)	$(198.1)	$1,725.8	$10.3	$1,736.1

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Cash Flows

For the six month periods ended March 31, 2019 and April 1, 2018

(unaudited)

	Six Month Periods Ended
(in millions)	March 31, 2019	April 1, 2018
Cash flows from operating activities
Net income	$669.1	$195.6
Income from discontinued operations, net of tax	700.4	32.8
Net (loss) income from continuing operations	(31.3)	162.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	102.6	68.6
Share based compensation	21.1	(0.3)
Unrealized loss on investments	5.0	—
Purchase accounting inventory adjustment	—	0.8
Pet safety recall inventory write-off	—	1.6
Amortization of debt issuance costs and debt discount	3.7	4.6
Write-off of unamortized discount and debt issuance costs	12.7	—
Deferred tax benefit	(51.6)	(59.8)
Net changes in operating assets and liabilities	(329.5)	(385.4)
Net cash used by operating activities from continuing operations	(267.3)	(207.1)
Net cash used by operating activities from discontinued operations	(254.0)	(25.9)
Net cash used by operating activities	(521.3)	(233.0)
Cash flows from investing activities
Purchases of property, plant and equipment	(27.1)	(38.1)
Proceeds from sales of property, plant and equipment	0.1	0.8
Proceeds from sale of discontinued operations, net of cash	2,854.4	—
Net cash provided (used) by investing activities from continuing operations	2,827.4	(37.3)
Net cash used by investing activities from discontinued operations	(5.3)	(10.2)
Net cash provided (used) by investing activities	2,822.1	(47.5)
Cash flows from financing activities
Proceeds from issuance of debt	136.3	581.3
Payment of debt, including premium on extinguishment	(2,092.6)	(41.4)
Payment of debt issuance costs	(0.1)	(0.3)
Payment of cash dividends to parent	(676.4)	(298.6)
Net cash (used) provided by financing activities from continuing operations	(2,632.8)	241.0
Net cash (used) provided by financing activities from discontinued operations	(2.3)	3.3
Net cash (used) provided by financing activities	(2,635.1)	244.3
Effect of exchange rate changes on cash and cash equivalents	(3.1)	3.2
Net change in cash, cash equivalents and restricted cash	(337.4)	(33.0)
Cash, cash equivalents, and restricted cash, beginning of period	514.3	183.5
Cash, cash equivalents, and restricted cash, end of period	$176.9	$150.5
Supplemental disclosure of cash flow information
Cash paid for interest	$109.8	$103.9
Cash paid for taxes	$36.3	$24.8
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$1.6	$3.0

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

NOTE 1 - DESCRIPTION OF BUSINESS

We are a diversified global branded consumer products company. The Company manages the business in vertically integrated, product-focused segments: (i) Hardware & Home Improvement (“HHI”), (ii) Home and Personal Care (“HPC”), (iii) Pet Supplies (“PET”), and (iv) Home and Garden (“H&G”). The Company manufactures, markets and/or distributes its products in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, and construction companies. We enjoy strong name recognition in our regions with our various brands and patented technologies in several product categories and types. Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president or general manager responsible for sales and marketing initiatives and the financial results for all product lines within that segment.  See Note 19 - Segment Information for more information pertaining to Spectrum’s segments of continuing operations.  The following table summarizes the respective product types, brands, and regions for each of the segments of continuing operations:

Segment	Products	Brands
HHI

Residential Locksets: Residential locksets and door hardware including knobs, levers, deadbolts, handle sets, and electronic and connected keyless entry locks for residential and commercial applications.
Plumbing & Accessories: Kitchen, bath and shower faucets and plumbing products.
Builders' Hardware: Hinges, metal shapes, security hardware, wire goods, track and sliding door hardware, screen and storm door products, garage door hardware, gate hardware, window hardware and floor protection.

Residential Locksets: Kwikset®, Weiser®, Baldwin®, EZSET®, and Tell Manufacturing® Plumbing & Accessories: Pfister® Builders' Hardware: National Hardware®, FANAL®, Stanley® and Black and Decker®
HPC

Home Appliances: Small kitchen appliances including toaster ovens, coffeemakers, slow cookers, blenders, hand mixers, grills, food processors, juicers, toasters, breadmakers, and irons.
Personal Care: Hair dryers, flat irons and straighteners, rotary and foil electric shavers, personal groomers, mustache and beard trimmers, body groomers, nose and ear trimmers, women's shavers, haircut kits and intense pulsed light hair removal systems.

Home Appliances: Black & Decker®, Russell Hobbs®, George Foreman®, Toastmaster®, Juiceman®, Farberware®, and Breadman® Personal Care: Remington®, LumaBella®
PET

Companion Animal: Rawhide chews, dog and cat clean-up, training, health and grooming products, small animal food and care products, rawhide-free dog treats, and wet and dry pet food for dogs and cats.
Aquatics: Consumer and commercial aquarium kits, stand-alone tanks; aquatics equipment such as filtration systems, heaters and pumps; and aquatics consumables such as fish food, water management and care

Companion Animal: 8IN1® (8-in-1), Dingo®, Nature's Miracle®, Wild Harvest™, Littermaid®, Jungle®, Excel®, FURminator®, IAMS® (Europe only), Eukanuba® (Europe only), Healthy-Hide®, DreamBone®, SmartBones®, GloFish®, ProSense®, Perfect Coat®, eCOTRITION®, Birdola® and Digest-eeze®.
Aquatics: Tetra®, Marineland®, Whisper® and Instant Ocean®.

H&G

Household: Household pest control solutions such as spider and scorpion killers; ant and roach killers; flying insect killers; insect foggers; wasp and hornet killers; and bedbug, flea and tick control products.
Controls: Outdoor insect and weed control solutions, and animal repellents such as aerosols, granules, and ready-to-use sprays or hose-end ready-to-sprays.
Repellents: Personal use pesticides and insect repellent products, including aerosols, lotions, pump sprays and wipes, yard sprays and citronella candles.

Household: Hot Shot®, Black Flag®, Real-Kill®, Ultra Kill®, The Ant Trap® (TAT), and Rid-A-Bug®. Controls: Spectracide®, Garden Safe®, Liquid Fence®, and EcoLogic®. Repellents: Cutter® and Repel®.

On January 2, 2019, the Company completed the sale of its GBL business pursuant to the GBL acquisition agreement with Energizer for cash proceeds of $1,956.2 million, subject to customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications under the acquisition agreement and an estimated $200.0 million contingent purchase price adjustment for the settlement of the planned divestiture of the Varta consumer batteries business by Energizer in accordance with the GBL acquisition agreement.  The results of operations and gain on sale for disposal of the GBL business are recognized as a component of discontinued operations.

On January 28, 2019, the Company completed the sale of its GAC business pursuant to the GAC acquisition agreement with Energizer for $938.7 million in cash proceeds and $242.1 million in stock consideration of Energizer common stock, subject to customary purchase price adjustments for working capital and assumed indebtedness, and recognition of tax and legal indemnifications in accordance with the GAC acquisition agreement.  The results of operations and write-down of net assets held for sale for the disposal of the GAC business are recognized as a component of discontinued operations.

See Note 3 – Divestitures and Note 17 – Related Party Transactions in Notes to the Condensed Consolidated Financial Statements for more information on the divestitures.

SB/RH Holdings, LLC

SB/RH is a wholly owned subsidiary of Spectrum and ultimately, SBH. Spectrum Brands, Inc., a wholly-owned subsidiary of SB/RH (“SBI”) incurred certain debt guaranteed by SB/RH and domestic subsidiaries of SBI.  See Note 11 - Debt for more information pertaining to debt.  The reportable segments of SB/RH are consistent with the segments of SBH.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Fiscal Period-End

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and its majority owned subsidiaries in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018 which were retroactively adjusted due to recognition of discontinued operations for the GBL and GAC divestitures and change in plan to sell the HPC business in the Form 8-K issued on April 5, 2019.

SBH’s fiscal year ended on September 30 and the quarters ended on the last calendar day of the months of December, March and June prior to the completion of the Spectrum Merger on July 13, 2018 (See Note 4 – Acquisitions for further detail on the Spectrum Merger).  Subsequent to the completion of the Spectrum Merger, SBH’s fiscal year ends September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30.  As a result, the fiscal period end date for the three month period, included within this Quarterly Report for SBH, is March 31, 2019, consistent with the fiscal calendar. The same period ended on the same date for SB/RH.

Prior year misstatement

During the fiscal fourth quarter of the year ended September 30, 2018, the Company identified a cumulative out of period error in Income from Discontinued Operations, net of tax, from depreciation on property plant and equipment and amortization of definite-lived intangible assets that was included as part of the GBA disposal group, including both GBL and HPC operations, and recognized as a component of discontinued operations subsequent to being recognized as held for sale effective December 29, 2019.  The Company has updated the consolidated financial results for the three and six month periods ended March 31, 2018 to remove depreciation and amortization of $13.2 million from Income from Discontinued Operations, net of tax.  As a result, the GBL divestiture for the three month period ended March 31, 2018 does not include depreciation & amortization from property, plant and equipment and definite-lived intangible assets effective December 29, 2017, the date in which GBL was considered held for sale.  Additionally, the HPC operations were subsequently identified as held for use and included as a component of continuing operations due to a change in plan to sell effective November 2018 and for the three and six month periods ended March 31, 2018. Effective December 29, 2017, the date in which HPC was originally considered as held for sale.  HPC does not include depreciation & amortization from property, plant and equipment and definite-lived intangible assets for the three month period ended March 31, 2018.  See Note 3 – Divestitures for additional discussion.

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

The following are changes to the Company’s revenue recognition accounting policies from those previously disclosed in Note 2 – Significant Accounting Policies and Practices to the Company’s Annual Report on Form 10-K for year ended September 30, 2018 and Form 8-K issued on April 5, 2019.

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

Product returns

In the normal course of business, Spectrum may allow customers to return product per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to receive. For the anticipated value of the returns, the adoption of Topic 606 resulted in the recognition of a return asset included in the Prepaid Expenses and Other Current Assets and the returns liability recognized in Other Current Liabilities.  The Company recognized an expected returns liability of $40.5 million as of March 31, 2019, most of which the Company does not expect or anticipate a returned asset.  Prior to the adoption of Topic 606, the reserve for product returns was recognized net of anticipated value of returned product as a reduction to Trade Receivable, Net on the Company’s Condensed Consolidated Statement of Financial Position and was $34.6 million as of September 30, 2018.

Practical Expedients and Exemptions

•

The Company accounts for shipping and handling activities which occur after control of the related goods transfers as fulfillment activities instead of assessing such activities as performance obligations.  The use of the practical expedient did not impact the accounting for the adoption of Topic 606.

•

The Company does not adjust the promised amount of consideration for the effects of a significant financing component, as the period between the transfer of a promised good or service to a customer and the customer’s payment for the good or service is one year or less.

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

•

The Company generally expenses sales commissions and other contract and fulfillment costs when the amortization period is less than one year. The Company records these costs within selling, general and administrative expenses. For costs amortized over a period longer than one year, such as fixtures which are much more permanent in nature, the Company defers and amortizes over the supportable period based upon historical assumptions and analysis. The costs for permanent displays are incorporated into the pricing of product sold to customer.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which addresses diversity in practice with the classification and presentation of restricted cash in the statement of cash flow, classifying transfers between cash and restricted cash as operating, investing, or financing activities, or as a combination of those activities, in the statement of cash flows.  The amendment requires the statement of cash flows to explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents; and include with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows.  The Company retrospectively adopted ASU 2016-18 on October 1, 2018.  The Company has $8.9 million of restricted cash included in Prepaid Expenses and Other Current Assets on the Condensed Consolidated Statement of Financial Position as of March 31, 2019 and September 30, 2018 that primarily consist of funds held in escrow for a contingent payment related to our PetMatrix acquisition and will be subsequently paid during the year ending September 30, 2019.  Restricted cash and changes in restricted cash have been reflected in the Company’s Condensed Consolidated Statements of Cash Flows for the six month periods ended March 31, 2019 and 2018.

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

In October 2016, the FASB issued ASU No. 2016-16“Intra-Entity Transfers of Assets Other Than Inventory”, which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. Upon adoption of ASU 2016-16, the Company will recognize the tax expense from the sale of that asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. The cumulative-effect adjustment, if any, would consist of the net impact from (1) the write-off of any unamortized tax expense previously deferred and (2) recognition of any previously unrecognized deferred tax assets, net of any necessary valuation allowances. The Company implemented this ASU on October 1, 2018. During the fiscal second quarter ended March 31, 2019, the Company identified an error in the impact from adoption on the Company’s deferred tax assets of $30.7 million, impacting the cumulative impact from adoption recognized.  The Company has concluded that the misstatement is not material to the consolidated financial statements and has corrected the cumulative adoption at the beginning of the fiscal year ending September 30, 2019 in the Company’s Condensed Consolidated Statement of Shareholders’ Equity.  Effectively, the cumulative impact arising from the adoption was a decrease to Accumulated Earnings as of October 1, 2018 of $2.4 million. The impact of the adoption of this standard on future periods will be dependent on future asset transfers, which generally occur in connection with acquisitions and other business restructuring activities.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in ASC 840, Leases. This ASU requires lessees to recognize lease assets and liabilities on the balance sheet, as well as disclosing key information about leasing arrangements. Although the new ASU requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. The ASU can be applied using a modified retrospective approach, with a number of optional practical expedients relating to the identification and classification of leases that commenced before the effective date, along with the ability to use hindsight in the evaluation of lease decisions, that entities may elect to apply. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020. We have performed a preliminary assessment of the impact of the pronouncement to the Company and are currently performing detailed assessments over identified lease arrangements and the impact to our processes and control environment.  We have not measured the impact of adoption at this point in our assessment and have not concluded on the overall materiality of the impact of adoption to the Company’s consolidated financial statements or determined the method and timing of adoption.

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

Transaction related charges

Transaction related charges consist of transaction costs from (1) qualifying acquisition transactions associated with the completion of the purchase of net assets or equity interest of a business such as a business combination ,equity investment, joint venture or purchase of non-controlling interest; (2) subsequent integration related project costs directly associated with an acquired business including costs for integration of acquired operations into the Company’s shared service platforms, termination of redundant positions and locations, employee transition costs, integration related professional fees and other post business combination expenses; and (3) divestiture support and separation costs consisting of incremental costs incurred by the continuing operations after completion of the transaction to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction.  Divestiture-related charges prior to completion of the transaction are recognized as a component of Income from Discontinued Operations, net of tax.  Transaction costs include, but not limited to, banking, advisory, legal, accounting, valuation, and other professional fees directly related to the respective transactions.  Additionally, transaction related charges include costs attributable to the plan to market and sell the HPC operations that was subsequently classified as continuing operations for all periods presented.  See Note 3 – Divestitures and Note 17 – Related Party Transactions for more information.  The following table summarizes transactions related charges incurred by the Company during the three and six month periods ended March 31, 2019 and 2018:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
HHI integration	$0.4	$1.9	$0.9	$4.6
PetMatrix integration	—	2.1	—	3.7
HPC divestiture	0.9	5.4	5.5	5.4
GBL post divestiture separation	2.5	—	2.5	—
GAC post divestiture separation	0.4	—	0.4	—
Other integration	1.1	0.2	2.3	1.2
Total transaction-related charges	$5.3	$9.6	$11.6	$14.9

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 3 – DIVESTITURES

The following table summarizes the components of Income From Discontinued Operations, Net of Tax in the accompanying Condensed Consolidated Statement of Income for the three and six month periods ended March 31, 2019 and 2018.

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Income from discontinued operations before income taxes - GBL	$965.5	$3.9	$981.4	$27.6
(Loss) income from discontinued operations before income taxes - GAC	(6.2)	11.9	(115.5)	17.6
Income from discontinued operations before income taxes - HRG Insurance Operations	—	—	—	476.4
Income from discontinued operations before income taxes	959.3	15.8	865.9	521.6
Income tax expense from discontinued operations	175.7	4.5	165.5	28.9
Income from discontinued operations, net of tax	783.6	11.3	700.4	492.7
Income from discontinued operations, net of tax attributable to noncontrolling interest	—	7.6	—	21.7
Income from discontinued operations, net of tax attributable to controlling interest	$783.6	$3.7	$700.4	$471.0

GBL

On January 2, 2019, the Company completed the sale of its GBL business pursuant to the GBL acquisition agreement with Energizer for cash proceeds of $1,956.2 million, resulting in a pre-tax gain on sale of $996.3 million, including the estimated settlement of customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications under the acquisition agreement and an estimated contingent purchase price adjustment for the settlement of the planned divestiture of the Varta® consumer batteries business by Energizer.  The results of operations and gain on sale for disposal of the GBL business are recognized as a component of discontinued operations.

The GBL acquisition agreement provides for a purchase price adjustment that is contingent upon the completion of the divestiture of the Varta® consumer battery, chargers, portable power and portable lighting business in the EMEA region by Energizer, including manufacturing and distribution facilities in Germany.  The purchase price adjustment includes a potential downward adjustment equal to 75% of the difference between the divestiture sale price and the target sale price of $600 million, not to exceed $200 million, or a potential upward adjustment equal to 25% of the excess purchase price.  Energizer has asserted they anticipate the divestiture will be completed in the 2019 fiscal year.  The Company has estimated a contingent settlement of $200.0 million for the planned Varta® divestiture in accordance with the GBL acquisition agreement.

The Company and Energizer have agreed to indemnify each other for losses arising from certain breaches of the GBL acquisition agreement and for certain other matters.  In particular, Spectrum has agreed to indemnify Energizer for certain liabilities relating to the assets retained by Spectrum, and Energizer has agreed to indemnify Spectrum for certain liabilities assumed by Energizer, in each case as described in the acquisition agreement.  The Company recognized $49.0 million related to indemnifications in accordance with the acquisition agreement.

As of March 31, 2019, the Company has recognized an estimated net settlement payable of $229.1 million in Other Current Liabilities on the Company’s Condensed Consolidated Financial Statements associated with GBL acquisition agreement, including the subsequent settlement of customary purchase price adjustments for working capital and assumed indebtedness, tax and legal indemnifications, contingent purchase price adjustment for the settlement of the planned Varta® consumer batteries business and other agreed-upon funding in accordance with the agreement.

Spectrum and Energizer entered into a related agreement that became effective upon the consummation of the acquisition including a customary transition services agreement (“TSA”) and reverse TSA.  The TSA and reverse TSA are recognized as a component of continuing operations for periods following the completion of the GBL sale.  See Note 17 – Related Party Transactions for additional discussion.

The following table summarizes the assets and liabilities of GBL classified as held for sale as of September 30, 2018.

(in millions)	September 30, 2018
Assets
Trade receivables, net	$99.3
Other receivables	17.9
Inventories	127.8
Prepaid expenses and other current assets	23.0
Property, plant and equipment, net	160.5
Deferred charges and other	13.4
Goodwill	226.6
Intangible assets, net	304.0
Total assets of business held for sale	$972.5
Liabilities
Current portion of long-term debt	6.3
Accounts payable	124.1
Accrued wages and salaries	25.0
Other current liabilities	82.6
Long-term debt, net of current portion	45.0
Deferred income taxes	20.9
Other long-term liabilities	60.6
Total liabilities of business held for sale	$364.5

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 3 – DIVESTITURES (continued)

The following table summarizes the components of income from discontinued operations before income taxes associated with the GBL divestiture in the accompanying Consolidated Statements of Operations for the three and six month periods ended March 31, 2019 and 2018 with the close of the GBL divestiture on January 2, 2019.

	Three Month Period Ended		Six Month Period Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Net sales	$—	$196.8	$249.0	$458.0
Cost of goods sold	—	121.0	164.6	291.2
Gross profit	—	75.8	84.4	166.8
Operating expenses	2.3	59.9	57.0	113.8
Operating income	(2.3)	15.9	27.4	53.0
Interest expense	10.0	11.9	23.3	25.2
Other non-operating expense, net	—	0.1	0.5	0.2
Gain on sale	(996.3)	—	(996.3)	—
Reclassification of accumulated other comprehensive income	18.5	—	18.5	—
Income from discontinued operations before income taxes	$965.5	$3.9	$981.4	$27.6

Beginning in January 2018, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with GBL, therefore no depreciation and amortization is recognized during the three and six month periods ended March 31, 2019.  For the six month period ended March 31, 2018, the depreciation and amortization expense of $8.3 million was recognized.   Interest expense consists of interest from debt directly held by subsidiaries of the business held for sale, including interest from capital leases, and interest on Term Loans required to be paid down using proceeds received on disposal on sale of a business.  The Company paid down the Term Loans subsequent to the completion of the GBL divestiture.  See Note 11 – Debt for further discussion.  No impairment loss was recognized as the proceeds from the disposal of the business were in excess of the carrying value. During the three and six month period ended March 31, 2019 the Company incurred transaction costs of $2.3 million and $12.9 million, respectively, associated with the divestiture, which were recognized as a component of income from discontinued operations.

During the three and six month periods ended March 31, 2018, the Company incurred transaction costs of $16.9 million and $19.3 million, respectively. Transaction costs are expensed as incurred and include fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transaction.  Subsequent to the completion of the divestiture, the Company has incurred incremental costs to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction which have been recognized as Transaction Related Charges as part of continuing operations on the Company’s Condensed Consolidated Statement of Income.  See Note 2 – Basis of Presentation & Significant Accounting Policies for further detail.

GAC

On January 28, 2019, the Company completed the sale of its GAC business pursuant to the GAC acquisition agreement with Energizer for  $938.7 million in cash proceeds and $242.1 million in stock consideration of common stock of Energizer, resulting in the write-down of net assets held for sale of $110.8 million during the six month period ended March 31, 2019, including the estimated settlement of customary purchase price adjustments for working capital and assumed indebtedness, and recognition of tax and legal indemnifications in accordance with the GAC acquisition agreement.  The results of operations and write-down of net assets held for sale for the disposal of the GAC business were recognized as a component of discontinued operations.

The Company and Energizer have agreed to indemnify each other for losses arising from certain breaches of the GAC acquisition agreement and for certain other matters.  In particular, Spectrum has agreed to indemnify Energizer for certain liabilities relating to the assets retained by Spectrum, and Energizer has agreed to indemnify Spectrum for certain liabilities assumed by Energizer, in each case as described in the acquisition agreement.

As of March 31, 2019, the Company has recognized an estimated net settlement receivable of $8.4 million in Non-Trade Receivables on the Company’s Condensed Consolidated Financial Statements associated with GAC acquisition agreement, including the subsequent settlement of customary purchase price adjustments for working capital and assumed indebtedness, tax and legal indemnifications, and other agreed-upon funding in accordance with the agreement.

The Company and Energizer entered into related agreements ancillary to the GAC acquisition that became effective upon the consummation of the acquisition, including a TSA and reverse TSA, a supply agreement with the Company’s H&G business, as well as a shareholder agreement. The TSA and reverse TSA are recognized as a component of continuing operations for periods following the completion of the GAC sale.  The supply agreement with the Company’s H&G business is recognized as a component of net sales and continuing operations.  Sales from the Company’s H&G segment to GAC discontinued operations prior to the  divestiture have been recognized as a component of net sales and continuing operations for all comparable periods.  See Note 17 – Related Party Transactions for additional discussion.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 3 – DIVESTITURES (continued)

The following table summarizes the assets and liabilities of GAC classified as held for sale as of September 30, 2018.

(in millions)	September 30, 2018
Assets
Trade receivables, net	$55.2
Other receivables	4.1
Inventories	72.8
Prepaid expenses and other current assets	2.9
Property, plant and equipment, net	58.2
Deferred charges and other	10.7
Goodwill	841.8
Intangible assets, net	384.4
Total assets of business held for sale	$1,430.1
Liabilities
Current portion of long-term debt	0.4
Accounts payable	50.6
Accrued wages and salaries	3.2
Other current liabilities	13.3
Long-term debt, net of current portion	31.5
Deferred income taxes	71.6
Other long-term liabilities	2.5
Total liabilities of business held for sale	$173.1

The following table summarizes the components of income from discontinued operations before income taxes associated with the GAC divestiture in the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 2019 and 2018, with the close of the GAC divestiture on January 28, 2019.

	Three Month Period Ended		Six Month Period Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Net sales	$22.1	$118.3	$87.7	$187.2
Cost of goods sold	13.2	78.8	52.5	116.5
Gross profit	8.9	39.5	35.2	70.7
Operating expenses	8.0	27.3	35.7	52.3
Operating income (loss)	0.9	12.2	(0.5)	18.4
Interest expense	0.2	0.5	0.7	1.0
Other non-operating expense (income), net	0.1	(0.2)	0.2	(0.2)
Write-down of assets of business held for sale to fair value less cost to sell	3.5	—	110.8	—
Reclassification of accumulated other comprehensive income	3.3	—	3.3	—
(Loss) income from discontinued operations before income taxes	$(6.2)	$11.9	$(115.5)	$17.6

The three and six month periods ended March 31, 2018, included depreciation and amortization of $3.9 million and $7.9 million, respectively. Beginning in November 2018, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with GAC, resulting in $1.4 million of depreciation and amortization recognized during the six month period ended March 31, 2019.  Interest expense consists of interest from debt directly held by subsidiaries of the business held for sale, including interest from capital leases. During the six month period ended March 31, 2019, the Company recognized a $110.8 million write-down on net assets held for sale associated with the GAC divestiture attributable to the expected fair value to be realized from the sale, net of transaction costs.

During the three and six month periods ended March 31, 2019, the Company incurred transaction costs of $3.0 million and $8.8 million associated with the divestiture which have been recognized as a component of Income From Discontinued Operations on the Condensed Consolidated Statements of Income. Transaction costs are expensed as incurred and include fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transactions.  Subsequent to the completion of the divestiture, the Company has incurred incremental costs to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction which have been recognized as Transaction Related Charges as part of continuing operations on the Company’s Condensed Consolidated Statement of Income.  See Note 2 – Basis of Presentation & Significant Accounting Policies for further detail.

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

The following table summarizes the components of income from discontinued operations from discontinued operations from the HRG Insurance Operations divestiture in the accompanying Condensed Consolidated Statements of Income for the three and six month periods ended March 31, 2018, with completion of divestiture on November 30, 2017.

(in millions)	Six Month Period Ended March 31, 2018
Revenues
Insurance premiums	$6.8
Net investment income	181.9
Net investment gains	154.8
Other	35.1
Total revenues	378.6
Operating costs and expenses
Benefits and other changes in policy reserves	241.3
Selling, acquisition, operating and general expenses	52.8
Amortization of intangibles	35.8
Total operating costs and expenses	329.9
Operating income	48.7
Interest expense and other	4.0
Write-down of assets of business held for sale to fair value less cost to sell	(14.2)
Reclassification of accumulated other comprehensive income	445.9
Income from discontinued operations before income taxes	$476.4

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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 3 – DIVESTITURES (continued)

HPC

In December 2017 the Company entered into a plan to divest its HPC division, as a component of its GBA business, and was actively marketing the HPC business, including discussions with third parties for the potential sale of the HPC business.  As a result, the HPC business met the criteria for recognition as assets held for sale and was reported as held for sale and included as a component of discontinued operations.  Subsequently, in November 2018, the Company made a strategic decision to cease marketing and actively pursuing a sale of the HPC division and to continue to manage and operate the business for continued use.  As a result, the HPC net assets were reclassified as held for use and the operating results and cash flows are included within the Company’s income from continuing operations for both the three and six month periods ended March 31, 2019 and 2018.  Upon recognition of the Company’s change in plan to sell HPC, the net assets were measured at the carrying amount before HPC was classified as held for sale and adjusted for depreciation and amortization expense that would have been recognized had the business been continuously classified as held and used.  There was no impairment or loss recognized when the decision to not sell was made.

Amounts previously reported as discontinued operations for the three month period ended March 31, 2018 have been reclassified as part of the Company’s income from continuing operations and assets held for use to conform with the current period.  The following tables summarize the effect of the change in plan to sell the HPC business and reclassification of the GAC business to discontinued operations on the previously reported condensed consolidated statements of income for the three and six month periods ended March 31, 2018.

	Three Months Period Ended March 31, 2018
(in millions)	As Previously Reported	Effect of HPC Reclassification From Held For Sale to Held and Used	After HPC Reclassification	Effect of GAC Reclassification From Held and Used to Held For Sale	After GAC Reclassification
Net sales	$766.1	$231.0	$997.1	$114.5	$882.6
Cost of goods sold	494.8	156.8	651.6	75.0	576.6
Gross profit	271.3	74.2	345.5	39.5	306.0
Operating expenses	242.4	59.6	302.0	27.3	274.7
Operating income	28.9	14.6	43.5	12.2	31.3
Interest expense	67.6	0.6	68.2	0.5	67.7
Other non-operating (income) expense, net	(0.2)	—	(0.2)	(0.2)	—
(Loss) income from operations before income taxes	$(38.5)	$14.0	$(24.5)	$11.9	$(36.4)

	Six Months Period Ended March 31, 2018
(in millions)	As Previously Reported	Effect of HPC Reclassification From Held For Sale to Held and Used	After HPC Reclassification	Effect of GAC Reclassification From Held and Used to Held For Sale	After GAC Reclassification
Net sales	$1,412.6	$573.0	$1,985.6	$180.7	$1,804.9
Cost of goods sold	898.6	391.7	1,290.3	110.0	1,180.3
Gross profit	514.0	181.3	695.3	70.7	624.6
Operating expenses	458.5	135.5	594.0	52.3	541.7
Operating income	55.5	45.8	101.3	18.4	82.9
Interest expense	143.1	0.9	144.0	1.0	143.0
Other non-operating (income) expense, net	(1.2)	0.3	(0.9)	(0.2)	(0.7)
(Loss) income from operations before income taxes	$(86.4)	$44.6	$(41.8)	$17.6	$(59.4)

During the first quarter of fiscal year 2019, the Company recognized $29.0 million of incremental depreciation and amortization expenses included in General and Administrative Expenses on the Company’s Condensed Consolidated Statements of Income associated with long-lived assets that had ceased depreciating or amortizing during the period in which the assets were held for sale in order to reflect the carrying value of HPC net assets as if they had been held for use during that period.

During the three and six month period ended March 31, 2019, the Company incurred HPC divestiture related transaction costs of $0.9 million and $5.5 million, respectively, which are included in Transactions Related Charges as a component of continuing operations on the Company’s Condensed Consolidated Statements of Income.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 4 – ACQUISITIONS

Spectrum Merger

Effective July 13, 2018, the Company completed the Spectrum Merger. Prior to the Spectrum Merger, the Company was a holding company, doing business as HRG and conducting its operations principally through its majority owned subsidiaries.  In accordance with the Agreement and Plan of Merger (the “Merger Agreement”), HRG, through, HRG SPV Sub I, Inc., a Delaware corporation and direct wholly owned subsidiary of HRG (“Merger Sub”), merged with and into Spectrum, with Spectrum continuing as a wholly owned subsidiary of HRG.  The certificate of incorporation of HRG was amended and restated, pursuant to which, among other things, the corporate name of HRG was changed to “Spectrum Brands Holdings, Inc.”, the Board of Directors of Spectrum were designated as the Board of Directors of the Company with an individual designated by Jefferies Financial Group (“Jefferies”, formerly Leucadia National Corporation) and the officers of Spectrum became officers of SBH. Further, HRG subsequently began operating under the name of Spectrum Brands Holdings, Inc. and the NYSE ticker symbol of HRG Common Stock changed to “SPB”.

Immediately prior to the close of the Spectrum Merger, each issued and outstanding share of HRG common stock was, by means of a reverse stock split, combined into a fraction of a share of HRG Common Stock equal to (i) the number of shares of common stock, par value $0.01 per share, of Spectrum common stock held by HRG and its subsidiaries, adjusted for HRG’s net indebtedness as of closing, certain transaction expenses of HRG that were unpaid as of closing and a $200.0 million upward adjustment, divided by (ii) as of immediately prior to the reverse stock split, the number of outstanding shares of HRG common stock on a fully-diluted basis.  Each share of Spectrum common stock issued and outstanding (other than shares held in treasury of Spectrum or held by HRG) were converted into the right to receive one share of newly issued HRG common stock and exchanged for HRG common stock.  The weighted average shares and earnings per share data on the Consolidated Statements of Income were retrospectively adjusted to reflect the impact of the reverse stock split for all periods presented.  See Note 20 – Earnings Per Share - SBH for further detail on the conversion rate and reverse stock split.

Each restricted stock award, restricted stock unit and performance stock unit granted under an equity plan of Spectrum, whether vested or unvested, were assumed by SBH and automatically converted into a corresponding equity-based award in SBH with the right to hold or acquire shares of common stock equal to the number of shares of Spectrum common stock previously underlying such award. Each new award is subject to the same terms and conditions as the corresponding Spectrum award. SBH assumed all rights and obligations in respect of each equity-based plan of Spectrum.  The modification of the Spectrum awards to account for the exchange did not result in incremental expense and the recognized shared based compensation expense associated with the awards are based upon the fair value at the original grant date.  See Note 15 – Share Based Compensation for further discussion of Spectrum share based awards.

Prior to the close, each stock option, warrant and restricted stock award granted under an equity-based plan of HRG outstanding and unvested immediately prior to the closing became fully vested and each stock option and warrant became exercisable. Each exercisable award that is unexercised shall be adjusted (including to give effect to the reverse stock split) and shall remain outstanding, subject to the same terms and conditions as applied to the corresponding award. Immediately prior to the reverse stock split, each HRG restricted stock award shall become fully vested and be treated as a share of HRG common stock for purposes of the reverse stock split and the Merger.  As a result, there are no unvested HRG equity based awards outstanding and all previously unrecognized stock compensation was recognized effective the date of close.  See Note 15 – Share Based Compensation for further discussion of HRG share based awards.

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

During the three and six month periods ended March 31, 2018, the Company incurred costs of $16.1 million, and 18.9 million, respectively, associated with the Spectrum Merger and recognized as General and Administrative Expenses on the Consolidated Statements of Income of SBH.

.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 5 - RESTRUCTURING AND RELATED CHARGES

Global Productivity Improvement Plan – At the start of the year ended September 30, 2018, the Company announced a company-wide, multi-year program referred to as Project Ignite which consists of various restructuring related initiatives to redirect resources and spending to drive growth, identify cost savings and pricing opportunities through standardization and optimization, develop organizational and operating optimization, and reduce overall operational complexity across the Company.  Since the announcement of the project and subsequent announcement and completion of the Company’s divestitures in GBL and GAC, the project shifted its focus on the development of these initiatives within the Company’s continuing operations after completion of the divestiture transactions and separation of GBL and GAC operations, including transitioning the Company in the post-divestiture environment and transition from the Company’s continuing involvement with Energizer.  Refer to Note 3 – Divestitures and Note 17 – Related Party Transactions for further discussion of continuing involvement with Energizer.  The initiative includes review of global processes, opportunity spending and organization design and structures; headcount reductions and transfers; and rightsizing the Company’s shared operations and commercial business strategy in certain regions and local jurisdictions; among others. Total cumulative costs incurred associated with the project were $24.7 million as of March 31, 2019.

HHI Distribution Center Consolidation – During the fiscal year ended September 30, 2017, the Company implemented an initiative within the HHI segment to consolidate certain operations and reduce operating costs. The initiative includes headcount reductions and the exit of certain facilities, including such incremental costs to consolidate or close facilities, relocate employees, cost to retrain employees to use newly deployed assets or systems, lease termination costs, and redundant or incremental transitional operating costs and customer fines and penalties incurred during transition, among others. Total cumulative costs associated with this initiative was $81.7 million and was completed as of December 30, 2018.

Other Restructuring Activities – The Company may enter into small, less significant initiatives and restructuring related activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial and occur over a shorter time period (generally less than 12 months).

The following summarizes restructuring and related charges for the three and six month periods ended March 31, 2019 and 2018:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Global productivity improvement plan	$12.7	$—	$18.5	$—
HHI distribution center consolidation	—	13.6	$2.3	$28.8
PET rightsizing initiative	—	3.4	—	4.0
Other restructuring activities	(0.1)	3.3	0.7	4.7
Total restructuring and related charges	$12.6	$20.3	$21.5	$37.5
Reported as:
Cost of goods sold	$0.2	$1.7	$1.0	$2.0
Operating expense	12.4	18.6	20.5	35.5

The following is a summary of restructuring and related charges for the three and six month periods ended March 31, 2019 and 2018 and cumulative costs for current restructuring initiatives as of March 31, 2019, by cost type.

	Termination	Other
(in millions)	Benefits	Costs	Total
For the three month periods ended March 31, 2019	$2.1	$10.5	$12.6
For the three month periods ended March 31, 2018	3.7	16.6	20.3
For the six month periods ended March 31, 2019	3.6	17.9	21.5
For the six month periods ended March 31, 2018	5.4	32.1	37.5
Cumulative costs through March 31, 2019	6.3	103.1	109.4
Future costs to be incurred	1.6	9.5	11.1

The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type for the three and six  month period ended March 31, 2019.

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2018	$3.1	$4.7	$7.8
Provisions	2.2	9.7	11.9
Cash expenditures	(1.4)	(1.6)	(3.0)
Non-cash items	(0.7)	(0.1)	(0.8)
Accrual balance at March 31, 2019	$3.2	$12.7	$15.9

The following summarizes restructuring and related charges by segment for the three and six month periods ended March 31, 2019 and 2018, cumulative costs incurred through March 31, 2019, and future expected costs to be incurred by Spectrum’s segments of continuing operations:

(in millions)	HHI	HPC	PET	H&G	Corporate	Total
For the three month periods ended March 31, 2019	$0.4	1.4	2.3	0.3	8.2	12.6
For the three month periods ended March 31, 2018	13.6	0.2	3.7	0.3	2.5	20.3
For the six month periods ended March 31, 2019	3.2	1.5	4.9	1.0	10.9	21.5
For the six month periods ended March 31, 2018	28.8	0.2	4.4	0.3	3.8	37.5
Cumulative costs through March 31, 2019	83.4	2.2	2.6	1.7	19.5	109.4
Future costs to be incurred	0.5	—	—	—	10.6	11.1

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 6 – REVENUE RECOGNITION

The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three and six month periods ended March 31, 2019, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	Three Month Periods Ended March 31, 2019
(in millions)	HHI	HPC	PET	H&G	Total
Product Sales
NA	$313.1	$91.4	$140.9	$137.5	$682.9
EMEA	0.1	87.8	60.2	—	148.1
LATAM	11.7	28.5	3.3	0.9	44.4
APAC	5.8	11.8	7.6	—	25.2
Licensing	0.4	2.2	1.7	0.6	4.9
Other	—	—	1.2	—	1.2
Total Revenue	$331.1	$221.7	$214.9	$139.0	$906.7

	Six Month Periods Ended March 31, 2019
(in millions)	HHI	HPC	PET	H&G	Total
Product Sales
NA	$602.3	$208.3	$279.2	$189.5	$1,279.3
EMEA	0.2	227.6	112.5	—	340.3
LATAM	22.0	66.7	6.4	2.2	97.3
APAC	11.0	30.2	15.7	—	56.9
Licensing	0.7	6.1	3.4	0.6	10.8
Other	—	—	2.4	—	2.4
Total Revenue	$636.2	$538.9	$419.6	$192.3	$1,787.0

On October 1, 2018, the Company adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of October 1, 2018. Results for reporting periods beginning after October 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.  The adoption of Topic 606 does not have a material impact to its period revenue or net income on an ongoing basis. Refer to Note 2 – Basis of Presentation and Significant Accounting Policies and Procedures for further discussion of the implementation of Topic 606.

NOTE 7 - RECEIVABLES AND CONCENTRATION OF CREDIT RISK

The allowance for uncollectible receivables as of March 31, 2019, and September 30, 2018 was $4.3 million and $4.2 million, respectively.  The Company has a broad range of customers including many large retail outlet chains, three of which exceed 10% of consolidated Net Sales and/or Trade Receivables. These three customers represented 42.2% and 35.9% of net sales for the three and six month periods ended March 31, 2019 and 36.1% and 33.1% of net sales for the three and six month periods ended March 31, 2018, respectively; and 33.9% and 37.2% of Trade Receivables at March 31, 2019 and September 30, 2018, respectively.

NOTE 8 - INVENTORIES

Inventories consist of the following:

(in millions)	March 31, 2019	September 30, 2018
Raw materials	$89.4	$70.3
Work-in-process	61.4	35.3
Finished goods	625.4	478.0
	$776.2	$583.6

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

(in millions)	March 31, 2019	September 30, 2018
Land, buildings and improvements	$161.3	$161.2
Machinery, equipment and other	509.5	489.3
Capital leases	197.7	199.6
Construction in progress	29.6	32.3
Property, plant and equipment	$898.1	$882.4
Accumulated depreciation	(428.3)	(382.4)
Property, plant and equipment, net	$469.8	$500.0

Depreciation expense from property, plant and equipment for the three month periods ended March 31, 2019 and 2018 was $19.3 million and $18.6 million, respectively; and for the six month periods ended March 31, 2019 and 2018 was $52.5 and $39.2, respectively. During the first quarter of fiscal year 2019 the Company recognized incremental depreciation of $13.5 million attributable to depreciation on property plant and equipment of assets of HPC that were previously held for sale.  See Note 3 – Divestitures for further discussion of the change in plan to sell the HPC division.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 10 - GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:

(in millions)	HHI	PET	H&G	HPC	Total
As of September 30, 2018	$704.3	$435.9	$196.5	$118.0	$1,454.7
Foreign currency impact	(2.6)	(2.9)	—	0.1	(5.4)
As of March 31, 2019	$701.7	$433.0	$196.5	$118.1	$1,449.3

As a result of the Company’s divestiture of the GBL division and decision to retain the HPC division, the Company reconsidered the manner in which management views its business activities and reportable segments; which also changed the reporting units that the Company utilizes to recognize goodwill. Spectrum had historically recognized goodwill at its Global Batteries and Appliance (GBA) reporting unit and separate operating segment.  With the separation of the GBL and HPC components, goodwill previously recognized as part of the GBA reporting unit was allocated to HPC and the GBL discontinued operations, based upon relative fair value, during the first quarter when the decision was made to retain the HPC division and separate HPC assets from the GBL assets.  No goodwill impairment was recorded in connection with the GBL divestiture and change to the plan of sale of the HPC division.  Refer to Note 3 - Divestitures and Note 19 - Segment information for further discussion.

Certain tradename intangible assets have an indefinite life and are not amortized. The balance of tradenames not subject to amortization was $1,060.3 million and $1,064.4 million as of March 31, 2019 and September 30, 2018, respectively.

The carrying value and accumulated amortization for definite lived intangible assets subject to amortization are as follows:

	March 31, 2019			September 30, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$697.9	$(312.4)	$385.5	$701.3	$(275.3)	$426.0
Technology assets	181.3	(84.9)	96.4	181.5	(78.2)	103.3
Tradenames	153.2	(111.6)	41.6	153.2	(105.1)	48.1
Total	$1,032.4	$(508.9)	$523.5	$1,036.0	$(458.6)	$577.4

The range and weighted average useful lives for definite-lived intangible assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	5 - 20 years	18.5 years
Technology assets	5 - 18 years	12.1 years
Tradenames	6 - 12 years	11.9 years

Amortization expense from the intangible assets for the three month periods ended March 31, 2019 and 2018 was $17.4 million and $11.8 million, respectively. Amortization expense from the intangible assets for the six month periods ended March 31, 2019 and 2018 was $50.2 million and $29.4 million, respectively. During the six month period ended March 31, 2019, there was incremental amortization expense of $15.5 million attributable to amortization expense on intangible assets of HPC that were previously held for sale.  See Note 3 – Divestitures for further discussion of the change in plan to sell the HPC division.

Excluding the impact of any future acquisitions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2019	$67.6
2020	67.4
2021	65.0
2022	56.2
2023	45.7

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 11 - DEBT

Debt consists of the following:

	SBH				SB/RH
	March 31, 2019		September 30, 2018		March 31, 2019		September 30, 2018
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Spectrum Brands Inc.
Term Loan, variable rate, due June 23, 2022	$—	—%	$1,231.7	4.4%	$—	—%	$1,231.7	4.4%
CAD Term Loan, variable rate, due June 23, 2022	—	—%	32.8	5.5%	—	—%	32.8	5.5%
Revolver Facility, variable rate, expiring March 6, 2022	126.0	6.8%	—	—%	126.0	6.8%	—	—%
6.625% Notes, due November 15, 2022	285.0	6.6%	570.0	6.6%	285.0	6.6%	570.0	6.6%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	250.0	6.1%	250.0	6.1%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%
4.00% Notes, due October 1, 2026	477.0	4.0%	494.7	4.0%	477.0	4.0%	494.7	4.0%
Other notes and obligations	7.8	9.3%	7.3	9.5%	7.8	9.3%	7.3	9.5%
Intercompany note with parent	—	—%	—	—%	—	—%	520.0	4.3%
Obligations under capital leases	169.4	5.5%	175.1	5.5%	169.4	5.5%	175.1	5.5%
Total Spectrum Brands, Inc. debt	2,315.2		3,761.6		2,315.2		4,281.6
Spectrum Brands Holdings, Inc.
HRG - 7.75% Senior Unsecured Notes, due January 15, 2022	—	—%	890.0	7.8%	—	—%	—	—%
Salus - unaffiliated long-term debt of consolidated VIE	77.0	—%	77.0	—%	—	—%	—	—%
Total SBH debt	2,392.2		4,728.6		2,315.2		4,281.6
Unamortized discount on debt	(0.3)		(19.8)		—		(2.8)
Debt issuance costs	(33.8)		(57.6)		(31.9)		(45.5)
Less current portion	(16.1)		(26.9)		(16.1)		(546.9)
Long-term debt, net of current portion	$2,342.0		$4,624.3		$2,267.2		$3,686.4

The Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.25% per annum, or base rate plus margin ranging from 0.75% to 1.25% per annum. As a result of borrowings and payments under the Revolver Facility, the Company had borrowing availability of $652.4 million at March 31, 2019, net of outstanding letters of credit of $20.0 million and a $1.5 million amount allocated to a foreign subsidiary.

On October 31, 2018, the Company repaid its CAD Term Loan in full for $32.6 million of outstanding principal and interest.

On January 4, 2019, the Company repaid its USD Term Loan in full using proceeds received from the divestiture of GBL, recognizing a loss on extinguishment of the debt of $9.0 million within interest expense attributable to a non-cash charge from the write-off of deferred financing costs and original issue discount associated with the debt.

On January 30, 2019,  the Company repaid its 7.75% Senior Unsecured Notes from HRG Group in full using proceeds received from the GBL and GAC divestitures, recognizing a loss on extinguishment of the debt of $41.2 million within interest expense attributable to a $17.2 million premium on repayment of the debt and a non-cash charge of $24.0 million attributable to the write-off of deferred financing costs and original issue discount associated with the debt.

On March 21, 2019, the Company completed the prepayment of $285.0 million of the $570.0 million aggregate principal amount of its 6.625% Notes, plus accrued and unpaid interest, in part using proceeds received from the GAC divestitures, recognizing a loss on extinguishment of the debt of $9.6 million attributable to a $6.3 million premium on repayment of the debt and a non-cash charge of $3.3 million attributable to the write-off of deferred financing costs associated with the debt.

Refer to Note 3 – Divestitures for additional discussion on GAC and GBL divestitures.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 12 - DERIVATIVES

Cash Flow Hedges

Interest Rate Swaps. The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated Other Comprehensive Income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest from the underlying debt to which the swap is designated. Any ineffective portion of the unrealized gains or losses is immediately recorded into earnings. We have disclosed in the Form 8-K, filed on April 5, 2019, as of September 30, 2018, that the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt related to the 2022 Term Loan, exclusive of lender spreads, at 1.76% for a notional principal amount of $300.0 million through May 2020. On January 4, 2019, the underlying debt and related hedge were settled. As a result, the Company recognized a gain of $3.6 million in the first quarter of fiscal year 2019, recognized as a component of discontinued operations as interest expense from the Term Loans allocated to discontinued operations per Note 3 – Divestitures. As of March 31, 2019 there are no outstanding interest rate swaps hedges.

Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At March 31, 2019, the Company had a series of brass swap contracts outstanding through August 2020. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $0.1 million, net of tax. The Company had the following commodity swap contracts outstanding as of March 31, 2019 and September 30, 2018.

	March 31, 2019		September 30, 2018
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Brass swap contracts	0.9 Tons	$4.5	1.0 Tons	$5.6

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pound Sterling, Canadian Dollars, Australian Dollars, or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Income. At March 31, 2019, the Company had a series of foreign exchange derivative contracts outstanding through September 2020. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $4.5 million, net of tax. At March 31, 2019 and September 30, 2018, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $218.2 million and $261.6 million, respectively.

Net Investment Hedge

On September 20, 2016, SBI issued €425 million aggregate principle amount of 4.00% Notes. See Note 11 - Debt for further detail. The 4.00% Notes are denominated in Euros and have been designated as a net investment hedge of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized as AOCI with any ineffective portion recognized as foreign currency translation gains or losses on the statement of income when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of March 31, 2019, the hedge was fully effective, and no ineffective portion was recognized in earnings.

Derivative Contracts Not Designated as Hedges for Accounting Purposes

Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars, Russian Ruble, Philippine Peso, or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At March 31, 2019, the Company had a series of forward exchange contracts outstanding through April 2019. At March 31, 2019 and September 30, 2018, the Company had $1,202.3 million and $105.2 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 12 – DERIVATIVES (continued)

Fair Value of Derivative Instruments

The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	March 31, 2019	September 30, 2018
Derivative Assets
Commodity swaps - designated as hedge	Other receivables	$0.2	$—
Interest rate swaps - designated as hedge	Other receivables	—	1.8
Interest rate swaps - designated as hedge	Deferred charges and other	—	1.0
Foreign exchange contracts - designated as hedge	Other receivables	6.2	5.5
Foreign exchange contracts - designated as hedge	Deferred charges and other	0.2	0.2
Foreign exchange contracts - not designated as hedge	Other receivables	1.3	0.4
Total Derivative Assets		$7.9	$8.9
Derivative Liabilities
Commodity swaps - designated as hedge	Accounts payable	$0.1	$0.4
Interest rate swaps - designated as hedge	Accrued interest	—	(0.3)
Foreign exchange contracts - designated as hedge	Accounts payable	0.2	0.3
Foreign exchange contracts - designated as hedge	Other long term liabilities	—	0.2
Foreign exchange contracts - not designated as hedge	Accounts payable	0.7	0.2
Total Derivative Liabilities		$1.0	$0.8

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant as of March 31, 2019 and September 30, 2018.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of March 31, 2019, and September 30, 2018, there was no cash collateral outstanding. In addition, as of March 31, 2019 and September 30, 2018, the Company had no posted standby letters of credit related to such liability positions.

The following summarizes the loss associated with derivative contracts not designated as hedges in the Condensed Consolidated Statements of Income for the three and six month periods ended March 31, 2019 and 2018:

	Effective Portion
Three Month Periods Ended				Reclassified to	Ineffective portion
March 31, 2019	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$—	Interest expense	$—	$—	Interest expense	$—	$—
Commodity swaps	0.5	Cost of goods sold	(0.1)	(1.9)	Cost of goods sold	—	—
Net investment hedge	8.8	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	(0.1)	Net sales	(0.1)	—	Net sales	—	—
Foreign exchange contracts	(0.1)	Cost of goods sold	3.1	—	Cost of goods sold	—	—
Total	$9.1		$2.9	$(1.9)		$—	$—

	Effective Portion
Three Month Periods Ended				Reclassified to	Ineffective portion
March 31, 2018	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$1.7	Interest expense	$—	$0.7	Interest expense	$—	$0.6
Commodity swaps	(0.5)	Cost of goods sold	0.2	1.3	Cost of goods sold	—	—
Net investment hedge	(15.2)	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	(0.1)	Net sales	—	—	Net sales	—	—
Foreign exchange contracts	(4.3)	Cost of goods sold	(4.5)	(0.9)	Cost of goods sold	—	—
Total	$(18.4)		$(4.3)	$1.1		$—	$0.6

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 12 – DERIVATIVES (continued)

The following summarizes the loss associated with derivative contracts not designated as hedges in the Condensed Consolidated Statements of Income for the six month periods ended March 31, 2019 and 2018:

	Effective Portion
Six Month Periods Ended				Reclassified to	Ineffective portion
March 31, 2019	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$(0.6)	Interest expense	$—	$2.2	Interest expense	$—	$1.7
Commodity swaps	(0.6)	Cost of goods sold	(0.2)	(4.4)	Cost of goods sold	—	—
Net investment hedge	17.8	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	(0.2)	Net sales	(0.1)	—	Net sales	—	—
Foreign exchange contracts	7.2	Cost of goods sold	6.0	0.5	Cost of goods sold	—	—
Total	$23.6		$5.7	$(1.7)		$—	$1.7

	Effective Portion
Six Month Periods Ended				Reclassified to	Ineffective portion
March 31, 2018	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$3.8	Interest expense	$—	$0.4	Interest expense	$—	$0.6
Commodity swaps	1.2	Cost of goods sold	0.6	2.5	Cost of goods sold	—	—
Net investment hedge	(21.8)	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	—	Net sales	0.1	—	Net sales	—	—
Foreign exchange contracts	(2.4)	Cost of goods sold	(4.6)	(4.7)	Cost of goods sold	—	—
Total	$(19.2)		$(3.9)	$(1.8)		$—	$0.6

The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three and six month periods ended March 31, 2019 and 2018, pretax:

		Three Month Periods Ended		Six Month Periods Ended
(in millions)	Line Item	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Foreign exchange contracts	Other non-operating (income) expense	$17.4	$(1.4)	$13.1	$(1.4)

\

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year.  The Company’s consolidated assets and liabilities measured at fair value are summarized according to the fair value hierarchy as follows:  The fair value of derivative instruments as of March 31, 2019 and September 30, 2018 are as follows.

	March 31, 2019					September 30, 2018
					Carrying					Carrying
(in millions)	Level 1	Level 2	Level 3	Fair Value	Amount	Level 1	Level 2	Level 3	Fair Value	Amount
Investments	$237.2	$—	$—	$237.2	$237.2	$—	$—	$—	$—	$—
Derivative Assets	—	7.9	—	7.9	7.9	—	8.9	—	8.9	8.9
Derivative Liabilities	—	1.0	—	1.0	1.0	—	0.8	—	0.8	0.8
Debt - SBH	—	2,432.3	—	2,432.3	2,358.1	—	4,806.9	—	4,806.9	4,651.2
Debt - SB/RH	—	2,355.2	—	2,355.2	2,283.3	—	4,330.9	—	4,330.9	4,233.3

Investments consist of our investment in Energizer common stock and is valued at quoted market prices for identical instruments in an active market.  As part of consideration received for the GAC divestiture, the Company received 5.3 million shares of Energizer common stock, valued at $242.1 million on January 28, 2018, the effective close date of the GAC divestiture.  During the three and six month periods ended March 31, 2019, the Company recognized $5.0 million of unrealized loss on investment in Energizer common stock since it was acquired and $1.6 million of dividend income, which were recognized as Other Non-Operating (Income) Expense, Net on the Condensed Consolidated Statements of Income.

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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 14 - EMPLOYEE BENEFIT PLANS

The net periodic benefit cost for defined benefit plans for the three and six month periods ended March 31, 2019 and 2018 are as follows:

	U.S. Plans		Non U.S. Plans
(in millions)	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Three Month Period Ended
Service cost	$0.1	$0.1	$0.5	$0.5
Interest cost	0.7	0.7	0.9	0.9
Expected return on assets	(1.1)	(1.1)	(1.1)	(1.1)
Settlement and curtailment	—	—	—	—
Recognized net actuarial loss	0.1	0.3	0.5	0.4
Net periodic benefit cost	$(0.2)	$—	$0.8	$0.7
Six Month Period Ended
Service cost	$0.2	$0.2	$1.0	$1.0
Interest cost	1.4	1.4	1.8	1.8
Expected return on assets	(2.2)	(2.3)	(2.2)	(2.2)
Recognized net actuarial loss	0.1	0.5	1.0	0.8
Net periodic benefit cost	$(0.5)	$(0.2)	$1.6	$1.4
Weighted average assumptions
Discount rate	4.10%	4.25%	1.00 - 8.15%	1.75 - 7.00%
Expected return on plan assets	6.50%	7.25%	1.00 - 4.01%	1.75 - 4.53%
Rate of compensation increase	N/A	N/A	2.05 - 4.85%	2.25 - 5.50%

Contributions to our pension and defined benefit plans, including discretionary amounts, for the three month periods ended March 31, 2019 and 2018, were $0.5 and $2.0 million, respectively.  Contributions to our pension and defined benefit plans, including discretionary amounts, for the six month periods ended March 31, 2019 and 2018 were $0.9 and $3.1 million, respectively.

NOTE 15 - SHARE BASED COMPENSATION

Share based compensation expense is recognized as General and Administrative Expenses on the Condensed Consolidated Statements of Income and consists of costs from the Spectrum equity plan.  The following is a summary of share based compensation expense for the three and six month periods ended March 31, 2019 and 2018 for SBH and SB/RH, respectively.

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
SBH	$15.9	$(3.1)	$21.8	$1.4
SB/RH	$15.5	$(3.8)	$21.1	$(0.3)

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

During the three month period ended March 31, 2019, the Company provided to certain employees RSU awards issued under a new Long-Term Incentive Plan (“LTIP”), with a 3-year, cliff vesting schedule and having both performance conditions dependent upon achieving specified financial targets (adjusted EBITDA and adjusted free cash flow) and time-based service conditions (70% performance /30% service).  LTIP awards were granted in January upon approval from the Company’s Board of Directors.  In addition to the LTIP awards, the Company also provided for bridge awards that are one-time awards to certain employees for transitioning to the new LTIP from previous equity incentive compensation plans.  Bridge awards vest annually, on November 21, 2019 and November 21, 2020, and have both performance conditions dependent upon achieving specified financial targets (adjusted EBITDA and adjusted free cash flow) and time-based service conditions (60% performance/40% service).  Bridge awards are also payable in either RSUs or cash, or both, based upon an employee election.  Bridge awards elected to be payable in RSU are recognized as equity awards and included as a component of share-based compensation expense.  The new awards were granted and recognized as compensation expense in January.

Additionally, the Company regularly issues individual RSU awards under its equity plan to its Board members and individual employees for recognition, incentive, or retention purposes, as considered needed, which are primarily conditional upon time-based service conditions and included as a component of share-based compensation.  In addition to RSU awards, Spectrum also provides for a portion of its annual management incentive compensation plan (“MIP”) to be paid in common stock of the Company, in lieu of cash payment, and is recognized as a liability plan.  Share based compensation expense associated with the annual MIP was $5.6 million and $8.4 million for the three and six month periods ended March 31, 2019, respectively, and $3.6 million and $3.3 million and for the three and six month periods ended March 31, 2018, respectively.  The remaining unrecognized pre-tax compensation cost for SBH and SB/RH at March 31, 2019 was $70.6 million and $69.8 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 15 - SHARE BASED COMPENSATION (continued)

The following summary of the activity in Spectrum RSUs during the six month periods ended March 31, 2019:

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Units	Fair Value	Date	Units	Fair Value	Date
Time-based grants	0.6	$53.21	$31.4	0.6	$52.45	$29.9
Performance-based grants
Vesting in less than 24 months	0.4	53.00	24.0	0.4	53.00	24.0
Vesting in more than 24 months	0.5	52.89	24.1	0.5	52.89	24.1
Total performance-based grants	0.9	$52.95	$48.1	0.9	$52.95	$48.1
Total grants	1.5	$53.05	$79.5	1.5	$52.76	$78.0

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
At September 30, 2018	0.6	$107.71	$69.0	0.6	$108.75	$67.2
Granted	1.5	53.05	79.5	1.5	52.76	78.0
Forfeited	(0.5)	106.45	(54.1)	(0.5)	106.98	(53.8)
Vested	(0.1)	86.14	(12.2)	(0.1)	84.48	(10.9)
At March 31, 2019	1.5	$55.24	$82.2	1.5	$54.97	$80.5

The Company also has 0.2 million shares of fully vested stock options with a weighted average exercise price of $73.29 that have various expiration dates through November 2026 that remain outstanding and exercisable as of March 31, 2019.  There were no stock options granted, exercised, forfeited, or vested during the three month period ended March 31, 2019.

NOTE 16 - INCOME TAXES

The effective tax rate for the three and six month periods ended March 31, 2019 and 2018 was as follows:

	Three Month Periods Ended		Six Month Periods Ended
Effective tax rate	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
SBH	29.6%	4.7%	23.9%	205.7%
SB/RH	58.2%	(5.7%)	33.5%	(348.5%)

The estimated annual effective tax rate applied to the three and six month periods ended March 31, 2019 differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to the U.S. tax on global intangible low taxed income (“GILTI”), and net operating losses outside the U.S. that are not more likely than not to result in a tax benefit. The Company has U.S. net operating loss carryforwards, which do not allow it to take advantage of the foreign-derived intangible income (“FDII”) deduction. The Company’s federal effective tax rate on GILTI is therefore 21%.

The Tax Cuts and Jobs Act of December 22, 2017 (the “Tax Reform Act”) reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21%, effective January 1, 2018. The Tax Reform Act also provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”), payable in installments over 8 years. During the six month period ended March 31, 2018, the Company recognized a $206.7 million tax benefit from revaluing its ending net U.S. deferred tax liabilities as a result of the reduction in US corporate income tax rate from 35% to 21% and recognized $78.2 million of income tax expense for the one-time deemed mandatory repatriation.

During fiscal 2018, the Company recorded $73.1 million of total mandatory repatriation liability. As of March 31, 2019, $66.9 million of the liability is still outstanding and $5.9 million is due and payable in the next 12 months but may be reduced or offset by previous payments and credits.

In response to the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year measurement period in a manner similar to accounting for business combinations.  The measurement period ended December 30, 2018 and the Company did not recognize changes to the provisional tax impacts during the three and six month periods ended March 31, 2019.  Portions of the Tax Reform Act are unclear or have not yet been clarified and interpretations and regulations continue to be issued, which could have a material impact on what the Company has recorded to date.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 17 – RELATED PARTY TRANSACTIONS

Energizer Holdings, Inc.

Effective the close of the GBL end GAC divestitures, Spectrum and Energizer entered into a series of transition services agreements (“TSAs”) and reverse TSAs that support various shared back office administrative functions including finance, sales and marketing, information technology, human resources, real estate and supply chain, customer service and procurement; to support both the transferred GBL operations and the continuing operations of Spectrum, respectively, within the various regions in which they operate.  Charges associated with TSAs and reverse TSAs are recognized as bundled service costs under a fixed fee structure by the respective service or function and geographic location and one-time pass-through charges, including warehousing, freight, among others, to and from Energizer that settled on a net basis between the two parties.  The TSAs and reverse TSAs were further expanded to incorporate the activity and operations attributable to the close of the GAC divestiture.  Charges to Energizer for TSA services are recognized as a reduction of the respective operating costs incurred by Spectrum and recognized as a component of operating expense or cost of goods sold depending upon the functions being supported by Spectrum.  Charges from Energizer for reverse TSA services are recognized as operating expenses or cost of goods sold depending upon the functions being supported by Energizer.  The TSAs and reverse TSAs have an overall expected time period of 12 months following the close of the transaction with some variability in expiration dependent upon the completed transition of the respective service or function and its geographic location and provide up to 12 additional months for a total duration of up to 24 months.  During the three and six month periods ended March 31, 2019, the Company recognized net income associated with the TSAs and reverse TSAs of $2.5 million, consisting of TSA charges of $6.6 million and reverse TSA costs of $4.1 million.  In addition to the TSAs and reverse TSAs, both the Company and Energizer will receive cash and/or make payments on behalf of the respective counterparty’s operations as part of the shared administrative functions, resulting in cash flow being commingled with the operating cash flow of the Company.  The Company recognizes a net payable or receivable with Energizer for any outstanding TSA and reverse TSA related services and net working capital attributable to commingled cash flow.   As of March 31, 2019, the Company has a net receivable of $33.7 million attributable to TSA and reverse TSA services, net working capital settlements and other pass-through costs included in Non-Trade Receivables on the Company’s Condensed Statement of Financial Position.

Effective the close of the GAC divestiture, the Company’s H&G segment will continue to manufacture certain GAC related products at its facilities and sell the products to Energizer as a third-party supplier on an ongoing basis, at inventory cost plus contracted markup, as agreed upon in the supply agreement. The supply agreement has a contracted term of 24 months and may be subject to early termination by either party at any time with written notice.  Material and inventory on hand to support the supply agreement is recognized as inventory of the Company. During the three and six month period ended March 31, 2019, the Company recognized $3.7 million of revenue attributable to the Energizer supply agreement as a component of H&G revenue after completion of the GAC divestiture.  As of March 31, 2019, the Company had an outstanding receivable of $2.0 million from Energizer in Trade Receivables, Net on the Company’s Condensed Statement of Financial Position associated with the H&G supply agreement

As a condition to the consummation of the GAC acquisition and receipt of 5.3 million shares of Energizer common stock as consideration, the Company entered into a shareholder agreement with Energizer (“Energizer Shareholder Agreement”) which contains a 24-month standstill provision that prohibits the Company from engaging in certain transactions involving Energizer to control or influence management, board of directors or policies of Energizer.  Additionally, for a period of 18 months following the closing of the GAC acquisition, the Company is required to vote in favor of Energizer’s board of director nominees and in accordance with the Energizer board’s recommendations on all other matters at any meeting of Energizer’s shareholders.  Additionally, pursuant to the agreement, the Company has agreed not to transfer any of its shares in Energizer for twelve months following the closing of the GAC acquisition to any person or entity who would thereafter beneficially own more than 4.9% of Energizer’s outstanding shares of equity securities.  Following the 18 month anniversary of the closing of the GAC acquisition, Energizer will have the right to repurchase any or all of the shares held by the Company for a purchase price per share equal to the greater of the volume-weighted average sales price per share for the ten consecutive trading days beginning on the 12th trading day immediately preceding notice of the repurchase from Energizer and 100% of the volume-weighted average sale price per share of the common stock for the 10 consecutive trading days immediately preceding the date of the GAC agreement.  The Company’s investment in Energizer common stock is recognized at its fair value in Investments on the Company’s Condensed Consolidated Statement of Financial Position, with any unrealized gains or losses attributable to changes in the market price and dividend income received from Energizer being recognized as Other Non-Operating Income on the Company’s Condensed Consolidated Statements of Income.

Jefferies Financial Group

On October 16, 2017, HRG entered into an engagement letter with Jefferies LLC (“Jefferies”), a wholly owned subsidiary of Jefferies Financial Group (formerly Leucadia National Corporation) which owns more than 10% of the outstanding common stock of the Company. Pursuant to the Jefferies engagement letter, Jefferies agreed to act as co-advisor to the Company (with the other co-advisors acting as lead financial advisor to the HRG) with respect to review of strategic alternatives to HRG during the Spectrum Merger. Under the Jefferies Engagement Letter, and effective close of the Spectrum Merger on July 13, 2018, Jefferies received a $3.0 million transaction fee, including reimbursement for all reasonable out of pocket expenses incurred by Jefferies in connection therewith. In addition, HRG agreed to indemnify Jefferies for certain liabilities in connection with such engagement.

Other

During the three and six month periods ended March 31, 2018, the Company repurchased 158,318 shares of common stock from David Maura, Chairman and Chief Executive Officer of the Company, for $8.0 million at the current market price of the Company’s stock, at an average repurchase price of $56.02 per share.

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

Environmental.  The Company has provided for an estimated cost of $3.9 million and $4.0 million, as of March 31, 2019 and September 30, 2018, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites.  The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of March 31, 2019 and September 30, 2018, the Company recognized $9.5 million and $9.8 million in product liability, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $7.1 million and $7.8 million of warranty accruals as of March 31, 2019 and September 30, 2018, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position.

NOTE 19 - SEGMENT INFORMATION

The Company identifies its segments based upon the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments.  As a result of the GBL and GAC divestitures, and changes to the Company’s plan to sell its HPC division, the manner in which management views its business activities and the reportable segments changed. Spectrum had historically recognized GBL and HPC as components to Global Batteries and Appliances (GBA) reportable segment.  Effective December 29, 2017, the Company approved a plan to sell its GBA segment and classified it as held for sale and excluded it from segment reporting until November 2018, when the decision was made to change its plan to sell HPC and recognize it as a component of continuing operations. See Note 3 – Divestitures for further details on GBL and GAC divestitures, and the change in plan to sell HPC.  HPC has been recognized as a component of continuing operations and as a separate operating and reportable segment.

Spectrum manages its continuing operations in vertically integrated, product-focused reporting segments: (i) HHI, which consists of Spectrum’s worldwide hardware, security and plumbing business; (ii) PET, which consists of Spectrum’s worldwide pet supplies business; (iii) H&G, which consists of the Spectrum’s home and garden and insect control business and (iv) HPC, which consists of Spectrum’s worldwide small kitchen and personal care appliances businesses. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president or general manager responsible for the sales and marketing initiatives and financial results for product lines within the segment.  Net sales relating to the segments for the three and six month periods ended March 31, 2019 and 2018 are as follows:

	Three Month Periods ended		Six Month Periods ended
(in millions)	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
HHI	$331.1	$318.5	$636.2	$644.4
HPC	221.7	231.1	538.9	573.1
PET	214.9	211.2	419.6	413.6
H&G	139.0	121.8	192.3	173.8
Net sales	$906.7	$882.6	$1,787.0	$1,804.9

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 19 - SEGMENT INFORMATION (continued)

The Chief Operating Decision Maker of the Company uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:

•

Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. During the period ended March 31, 2019, the Company issued certain incentive bridge awards due to changes in the Company’s long-term compensation plans that allow for cash based payment upon employee election which have been included in the adjustment but would not qualify for shared-based compensation.  See Note 15 - Share Based Compensation in Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly report for further discussion;

•

Transaction related charges consist of (1) transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business; (2) post-divestiture separation costs consisting of incremental costs incurred by the continuing operations of the Company after completion of the GBL and GAC divestitures to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred as part of the divestitures and exiting of TSAs and reverse TSAs with Energizer; (3) divestiture related transaction costs that are recognized in continuing operations due to the change in plan to cease marketing and selling of the HPC business.  See Note 2 – Basis of Presentation & Significant Accounting Policies for additional details;

•

Restructuring and related charges, which consist of project costs associated with restructuring initiatives across the segments. See Note 5 - Restructuring and Related Charges in Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details;

•

Unrealized gains and losses attributable to the Company’s investment in Energizer common stock, acquired as part of consideration received from the Company’s sale and divestiture of GAC to Energizer. See Note 3 – Divestitures in Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further discussion;

•

Foreign currency gains and losses attributable to multicurrency loans that were entered with foreign subsidiaries in exchange for the receipt of divestiture proceeds by the parent company through the distribution of the respective foreign subsidiaries’ net assets as part of the GBA and GAC divestitures.  The Company has also entered into various hedging arrangements to mitigate the volatility of foreign exchange risk associated with such loans;

•	Incremental costs associated with a safety recall in PET;
•	Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations subsequent to an acquisition (when applicable);
•	Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);
•	Transactions costs directly associated with the Spectrum Merger during the three and six month periods ended March 31, 2018;
•

Non-recurring HRG net operating costs during the three and six month periods ended March 31, 2018, considered to be redundant or duplicative as a result of the Spectrum Merger and not considered a component of the continuing commercial products company post-merger, including compensation and benefits, directors fees, professional fees, insurance, public company costs, amongst others, and including interest and other non-recurring income that will ultimately be eliminated following the transaction; and

•

Other adjustments primarily consisting of costs attributable to operating margin on H&G sales to GAC discontinued operations for the three and six month periods ended March 31, 2019 and 2018; expenses and cost recovery for flood damage at Company facilities in Middleton, Wisconsin during the three and six month periods ended March 31, 2019; and certain fines and penalties for delayed shipments following the completion of a PET distribution center consolidation in EMEA during the six month period ended March 31, 2019.

Segment Adjusted EBITDA for the reportable segments for SBH for the three and six month periods ended March 31, 2019 and 2018, are as follows:

	Three Month Periods ended		Six Month Periods ended
SBH (in millions)	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
HHI	$52.7	$45.5	$108.2	$105.5
HPC	4.5	20.1	39.5	61.8
PET	32.8	35.7	61.9	69.7
H&G	29.6	25.3	32.7	30.7
Total Segment Adjusted EBITDA	119.6	126.6	242.3	267.7
Corporate expenses	4.0	10.7	11.5	19.1
Interest expense	94.2	67.7	151.2	143.0
Depreciation and amortization	36.6	30.1	102.6	68.6
Share and incentive based compensation	17.3	(3.1)	23.2	1.4
Transaction related charges	5.3	9.6	11.6	14.9
Restructuring and related charges	12.6	20.3	21.5	37.5
Unrealized loss on Energizer investment	5.0	—	5.0	—
Foreign currency loss on multicurrency divestiture loans	21.8	—	21.8	—
Inventory acquisition step-up	—	—	—	0.8
Pet safety recall	—	3.9	0.6	11.1
Spectrum merger related transaction charges	—	16.1	—	18.9
Non-recurring HRG operating costs	—	7.8	—	12.2
Other	(0.5)	(0.1)	2.3	(0.4)
Loss from operations before income taxes	$(76.7)	$(36.4)	$(109.0)	$(59.4)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 19 - SEGMENT INFORMATION (continued)

Segment Adjusted EBITDA for reportable segments for SB/RH for the three and six month periods ended March 31, 2019 and April 1, 2018 are as follows:

	Three Month Periods ended		Six Month Periods ended
SB/RH (in millions)	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
HHI	$52.7	$45.5	$108.2	$105.5
PET	4.5	20.1	61.9	69.7
H&G	32.8	35.7	32.7	30.7
HPC	29.6	25.3	39.5	61.8
Total Segment Adjusted EBITDA	119.6	126.6	242.3	267.7
Corporate expenses	3.3	10.5	9.9	18.6
Interest expense	48.3	42.0	91.5	80.5
Depreciation and amortization	36.6	30.1	102.6	68.6
Share and incentive based compensation	16.9	(3.8)	22.5	(0.3)
Transaction related charges	5.3	9.6	11.6	14.9
Restructuring and related charges	12.6	20.3	21.5	37.5
Unrealized loss on Energizer investment	5.0	—	5.0	—
Foreign currency loss on multicurrency divestiture loans	21.8	—	21.8	—
Inventory acquisition step-up	—	—	—	0.8
Pet safety recall	—	3.9	0.6	11.1
Other	(0.5)	(0.1)	2.4	(0.3)
Income from continuing operations before income taxes	$(29.7)	$14.1	$(47.1)	$36.3

NOTE 20 - EARNINGS PER SHARE - SBH

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and six month periods ended March 31, 2019 and 2018 are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in millions, except per share amounts)	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Numerator
Net (loss) income from continuing operations attributable to controlling interest	$(55.0)	$(32.6)	$(84.2)	$7.5
Income from discontinued operations attributable to controlling interest	783.6	3.7	700.4	471.0
Net income (loss) attributable to controlling interest	728.6	(28.9)	$616.2	$478.5
Denominator
Weighted average shares outstanding - basic	51.8	32.5	52.6	32.4
Dilutive shares	—	—	—	0.3
Weighted average shares outstanding - diluted	51.8	32.5	52.6	32.7
Earnings per share
Basic earnings per share from continuing operations	$(1.06)	$(1.00)	$(1.60)	$0.23
Basic earnings per share from discontinued operations	15.13	0.11	13.32	14.52
Basic earnings per share	$14.07	$(0.89)	$11.72	$14.75
Diluted earnings per share from continuing operations	$(1.06)	$(1.00)	$(1.60)	$0.23
Diluted earnings per share from discontinued operations	15.13	0.11	13.32	14.42
Diluted earnings per share	$14.07	$(0.89)	$11.72	$14.65
Weighted average number of anti-dilutive shares excluded from denominator	0.1	—	0.1	—

The weighted average shares and earnings per share data on the Condensed Consolidated Statements of Income were retrospectively adjusted for all periods presented to reflect the effect of the reverse stock split on July 13, 2018, associated with the closing of the Spectrum Merger.  See Note 4 – Acquisitions for further discussion on Spectrum Merger.  Using (i) the 20-trading-day volume-weighted average price per share of Spectrum common stock ending on July 12, 2018, (ii) the number of shares of Spectrum common stock outstanding, the number of shares of Spectrum common stock held by HRG and its subsidiaries and the number of shares of Spectrum common stock outstanding as of July 12, 2018, (iii) $328.2 million of HRG net indebtedness and transaction expenses at closing, and (iv) a $200.0 million upward adjustment contemplated by the Merger Agreement, each HRG stockholder received a reverse stock split of approximately 0.1613 of each share of HRG stock. The following is a recalculation of the weighted average shares adjusted for the impact of the reverse stock split for the three and six month periods ended March 31, 2018.

	Three Month Periods Ended	Six Month Periods Ended
(in millions, except per share amounts)	March 31, 2018	March 31, 2018
Basic
HRG weighted average shares	201.6	201.1
HRG share conversion at 1 to 0.1613	32.5	32.4
Diluted
HRG weighted average shares	201.6	201.1
HRG share conversion at 1 to 0.1613	32.5	32.4

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

Statement of Financial Position		Guarantor	Nonguarantor
As of March 31, 2019 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$13.4	$0.7	$153.9	$—	$168.0
Trade receivables, net	175.5	126.0	169.0	—	470.5
Intercompany receivables	—	1,639.5	1,114.1	(2,753.6)	—
Other receivables	108.4	2.8	51.5	—	162.7
Inventories	290.7	260.4	239.6	(14.5)	776.2
Prepaid expenses and other	34.3	7.5	24.5	—	66.3
Current assets of business held for sale	—	—	—	—	—
Total current assets	622.3	2,036.9	1,752.6	(2,768.1)	1,643.7
Property, plant and equipment, net	190.7	121.0	158.1	—	469.8
Long-term intercompany receivables	13.8	57.3	11.0	(82.1)	—
Deferred charges and other	118.9	0.9	67.5	(139.8)	47.5
Investment	237.9	—	—	—	237.9
Goodwill	629.9	544.2	275.2	—	1,449.3
Intangible assets, net	738.9	593.2	251.7	—	1,583.8
Investments in subsidiaries	4,353.1	1,635.0	(2.9)	(5,985.2)	—
Total assets	$6,905.5	$4,988.5	$2,513.2	$(8,975.2)	$5,432.0
Liabilities and Shareholder's Equity
Current portion of long-term debt	$2.1	$4.5	$9.6	$(0.1)	$16.1
Accounts payable	102.1	120.6	234.5	—	457.2
Intercompany accounts payable	2,495.1	129.1	95.3	(2,719.5)	—
Accrued wages and salaries	24.3	3.8	22.2	—	50.3
Accrued interest	33.5	—	—	—	33.5
Other current liabilities	141.8	19.8	276.9		438.5
Current liabilities of business held for sale	—	—	—	—	—
Total current liabilities	2,798.9	277.8	638.5	(2,719.6)	995.6
Long-term debt, net of current portion	2,200.3	54.9	12.0	—	2,267.2
Long-term intercompany debt	10.9	—	105.2	(116.1)	—
Deferred income taxes	175.9	299.7	63.1	(143.7)	395.0
Other long-term liabilities	73.0	3.0	59.4	—	135.4
Total liabilities	5,259.0	635.4	878.2	(2,979.4)	3,793.2
Shareholder's equity:
Other capital	2,116.0	439.4	(1,087.9)	629.7	2,097.2
Accumulated (deficit) earnings	(247.3)	4,119.6	2,915.1	(7,034.6)	(247.2)
Accumulated other comprehensive loss	(222.2)	(205.9)	(203.3)	409.1	(222.3)
Total shareholder's equity	1,646.5	4,353.1	1,623.9	(5,995.8)	1,627.7
Non-controlling interest	—	—	11.1	—	11.1
Total equity	1,646.5	4,353.1	1,635.0	(5,995.8)	1,638.8
Total liabilities and equity	$6,905.5	$4,988.5	$2,513.2	$(8,975.2)	$5,432.0

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 21 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$276.6	$1.8	$227.0	$—	$505.4
Trade receivables, net	108.9	42.9	165.3	—	317.1
Intercompany receivables	—	1,648.3	283.0	(1,931.3)	—
Other receivables	65.7	1.8	27.6	—	95.1
Inventories	228.5	162.6	204.6	(12.1)	583.6
Prepaid expenses and other	35.3	4.0	23.6	—	62.9
Current assets of business held for sale	551.2	1,379.0	482.5	(10.1)	2,402.6
Total current assets	1,266.2	3,240.4	1,413.6	(1,953.5)	3,966.7
Property, plant and equipment, net	222.9	122.1	155.0	—	500.0
Long-term intercompany receivables	321.3	70.3	11.6	(403.2)	—
Deferred charges and other	200.4	0.6	68.6	(195.4)	74.2
Goodwill	557.4	611.4	285.9	—	1,454.7
Intangible assets, net	770.4	609.5	261.9	—	1,641.8
Investments in subsidiaries	4,900.7	1,262.5	(2.9)	(6,160.3)	—
Total assets	$8,239.3	$5,916.8	$2,193.7	$(8,712.4)	$7,637.4
Liabilities and Shareholder's Equity
Current portion of long-term debt	$535.0	$4.3	$7.8	$(0.2)	$546.9
Accounts payable	222.4	124.2	238.1	—	584.7
Intercompany accounts payable	1,878.0	—	35.1	(1,913.1)	—
Accrued wages and salaries	24.6	1.5	29.3	—	55.4
Accrued interest	55.0	—	—	—	55.0
Other current liabilities	59.3	15.3	77.8	(0.1)	152.3
Current liabilities of business held for sale	81.7	157.8	298.1	—	537.6
Total current liabilities	2,856.0	303.1	686.2	(1,913.4)	1,931.9
Long-term debt, net of current portion	3,615.3	57.3	13.8	—	3,686.4
Long-term intercompany debt	11.6	295.0	114.8	(421.4)	—
Deferred income taxes	59.4	357.6	70.6	(200.6)	287.0
Other long-term liabilities	71.5	3.1	45.8	—	120.4
Total liabilities	6,613.8	1,016.1	931.2	(2,535.4)	6,025.7
Shareholder's equity:
Other capital	2,096.8	803.7	(1,361.9)	534.4	2,073.0
Accumulated (deficit) earnings	(235.6)	4,303.0	2,814.5	(7,117.4)	(235.5)
Accumulated other comprehensive loss	(235.7)	(206.0)	(200.0)	406.0	(235.7)
Total shareholder's equity	1,625.5	4,900.7	1,252.6	(6,177.0)	1,601.8
Non-controlling interest	—	—	9.9	—	9.9
Total equity	1,625.5	4,900.7	1,262.5	(6,177.0)	1,611.7
Total liabilities and equity	$8,239.3	$5,916.8	$2,193.7	$(8,712.4)	$7,637.4

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 21 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Income		Guarantor	Nonguarantor
Three month period ended March 31, 2019 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$432.3	$385.7	$458.9	$(370.2)	$906.7
Cost of goods sold	329.8	286.0	353.0	(367.8)	601.0
Restructuring and related charges	—	—	0.2	—	0.2
Gross profit	102.5	99.7	105.7	(2.4)	305.5
Selling	59.4	33.1	58.9	—	151.4
General and administrative	48.6	22.5	11.8	(0.5)	82.4
Research and development	6.1	2.4	2.7	—	11.2
Transaction related charges	7.6	(1.3)	(1.0)	—	5.3
Restructuring and related charges	9.5	0.3	2.6	—	12.4
Total operating expense	131.2	57.0	75.0	(0.5)	262.7
Operating (loss) income	(28.7)	42.7	30.7	(1.9)	42.8
Interest expense (income)	55.7	1.2	(8.5)	(0.1)	48.3
Other non-operating (income) expense, net	(106.6)	(399.1)	(516.5)	1,046.4	24.2
Income (loss) from operations before income taxes	22.2	440.6	555.7	(1,048.2)	(29.7)
Income tax expense (benefit)	40.3	(59.6)	2.4	(0.4)	(17.3)
Net (loss) income from continuing operations	(18.1)	500.2	553.3	(1,047.8)	(12.4)
Income (loss) from discontinued operations, net of tax	783.9	(5.0)	(2.7)	7.4	783.6
Net income	765.8	495.2	550.6	(1,040.4)	771.2
Net income attributable to non-controlling interest	—	—	1.0	—	1.0
Net income attributable to controlling interest	$765.8	$495.2	$549.6	$(1,040.4)	$770.2

Statement of Income		Guarantor	Nonguarantor
Six month period ended March 31, 2019 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$866.1	$672.9	$990.7	$(742.7)	$1,787.0
Cost of goods sold	648.7	505.3	761.1	(740.4)	1,174.7
Restructuring and related charges	—	—	1.0	—	1.0
Gross profit	217.4	167.6	228.6	(2.3)	611.3
Selling	120.7	60.5	125.8	(0.1)	306.9
General and administrative	116.1	41.6	23.9	(1.0)	180.6
Research and development	11.8	4.8	5.7	—	22.3
Transaction related charges	21.1	(0.6)	(8.9)	—	11.6
Restructuring and related charges	13.6	1.0	5.9	—	20.5
Total operating expense	283.3	107.3	152.4	(1.1)	541.9
Operating (loss) income	(65.9)	60.3	76.2	(1.2)	69.4
Interest expense (income)	93.1	6.1	(7.5)	(0.2)	91.5
Other non-operating (income) expense, net	(130.5)	(430.4)	(515.8)	1,101.7	25.0
(Loss) income from operations before income taxes	(28.5)	484.6	599.5	(1,102.7)	(47.1)
Income tax benefit expense (benefit)	9.2	(38.9)	14.8	(0.9)	(15.8)
Net (loss) income from continuing operations	(37.7)	523.5	584.7	(1,101.8)	(31.3)
Income (loss) from discontinued operations, net of tax	700.1	(82.3)	(7.5)	90.1	700.4
Net income	662.4	441.2	577.2	(1,011.7)	669.1
Net income attributable to non-controlling interest	—	—	1.2	—	1.2
Net income attributable to controlling interest	$662.4	$441.2	$576.0	$(1,011.7)	$667.9

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 21 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Income		Guarantor	Nonguarantor
Three month period ended April 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$401.0	$352.0	$459.7	$(330.1)	$882.6
Cost of goods sold	290.4	260.3	352.4	(328.2)	574.9
Restructuring and related charges	—	0.1	1.6	—	1.7
Gross profit	110.6	91.6	105.7	(1.9)	306.0
Selling	60.0	31.3	61.1	—	152.4
General and administrative	19.5	21.7	15.0	—	56.2
Research and development	6.1	2.1	3.3	—	11.5
Transaction related charges	7.0	1.5	1.1	—	9.6
Restructuring and related charges	16.0	1.0	1.6	—	18.6
Total operating expense	108.6	57.6	82.1	—	248.3
Operating income	2.0	34.0	23.6	(1.9)	57.7
Interest expense	36.6	4.8	0.7	(0.1)	42.0
Other non-operating (income) expense, net	(151.6)	(23.2)	(0.1)	176.5	1.6
Income from operations before income taxes	117.0	52.4	23.0	(178.3)	14.1
Income tax expense (benefit)	100.7	(97.8)	(3.3)	(0.4)	(0.8)
Net income from continuing operations	16.3	150.2	26.3	(177.9)	14.9
Income from discontinued operations, net of tax	11.2	27.0	16.5	(43.4)	11.3
Net income	27.5	177.2	42.8	(221.3)	26.2
Net income attributable to non-controlling interest	—	—	0.1	—	0.1
Net income attributable to controlling interest	$27.5	$177.2	$42.7	$(221.3)	$26.1

Statement of Income		Guarantor	Nonguarantor
Six month period ended April 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$865.8	$570.8	$1,006.0	$(637.7)	$1,804.9
Cost of goods sold	639.7	415.1	758.7	(635.2)	1,178.3
Restructuring and related charges	—	0.1	1.9	—	2.0
Gross profit	226.1	155.6	245.4	(2.5)	624.6
Selling	121.4	58.0	126.9	(0.2)	306.1
General and administrative	52.2	42.3	30.6	—	125.1
Research and development	11.9	4.3	6.8	—	23.0
Transaction related charges	9.8	2.8	2.3	—	14.9
Restructuring and related charges	32.0	1.0	2.5	—	35.5
Total operating expense	227.3	108.4	169.1	(0.2)	504.6
Operating (loss) income	(1.2)	47.2	76.3	(2.3)	120.0
Interest expense	70.2	9.2	1.2	(0.1)	80.5
Other non-operating (income) expense, net	(238.5)	(65.3)	(0.1)	307.1	3.2
Income from operations before income taxes	167.1	103.3	75.2	(309.3)	36.3
Income tax expense (benefit)	3.2	(134.0)	5.3	(1.0)	(126.5)
Net income from continuing operations	163.9	237.3	69.9	(308.3)	162.8
Income from discontinued operations, net of tax	29.7	46.6	32.6	(76.1)	32.8
Net income	193.6	283.9	102.5	(384.4)	195.6
Net income attributable to non-controlling interest	—	—	1.0	—	1.0
Net income attributable to controlling interest	$193.6	$283.9	$101.5	$(384.4)	$194.6

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 21 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended March 31, 2019 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$765.8	$495.2	$550.6	$(1,040.4)	$771.2
Other comprehensive income, net of tax:
Foreign currency translation loss	(2.2)	(2.2)	(6.0)	8.1	(2.3)
Unrealized gain (loss) on derivative instruments	4.9	(2.1)	(2.1)	4.2	4.9
Deconsolidation of discontinued operations	21.8	21.8	21.8	(43.5)	21.9
Other comprehensive income	24.5	17.5	13.7	(31.2)	24.5
Comprehensive income	790.3	512.7	564.3	(1,071.6)	795.7
Comprehensive income attributable to controlling interest	$790.3	$512.7	$564.3	$(1,071.6)	$795.7

Statement of Comprehensive Income		Guarantor	Nonguarantor
Six month period ended March 31, 2019 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$662.4	$441.2	$577.2	$(1,011.7)	$669.1
Other comprehensive income, net of tax:
Foreign currency translation loss	(23.1)	(23.8)	(27.2)	51.0	(23.1)
Unrealized gain on derivative instruments	13.3	1.0	1.0	(2.0)	13.3
Defined benefit pension gain	1.5	1.1	1.1	(2.2)	1.5
Deconsolidation of discontinued operations	21.8	21.8	21.8	(43.5)	21.9
Other comprehensive income (loss)	13.5	0.1	(3.3)	3.3	13.6
Comprehensive income	675.9	441.3	573.9	(1,008.4)	682.7
Comprehensive income attributable to controlling interest	$675.9	$441.3	$573.9	$(1,008.4)	$682.7

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended April 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$27.5	$177.2	$42.8	$(221.3)	$26.2
Other comprehensive (loss) income, net of tax:
Net unrealized gain on foreign currency translation	24.2	24.2	25.1	(49.3)	24.2
Unrealized gain on hedging derivative instruments	(11.6)	(0.1)	(0.1)	0.2	(11.6)
Defined benefit pension gain	(0.5)	(0.8)	(0.8)	1.6	(0.5)
Other comprehensive income	12.1	23.3	24.2	(47.5)	12.1
Comprehensive income	39.6	200.5	67.0	(268.8)	38.3
Comprehensive income attributable to non-controlling interest	—	—	0.3	—	0.3
Comprehensive income attributable to controlling interest	$39.6	$200.5	$66.7	$(268.8)	$38.0

Statement of Comprehensive Income		Guarantor	Nonguarantor
Six month period ended April 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$193.6	$283.9	$102.5	$(384.4)	$195.6
Other comprehensive income, net of tax:
Net unrealized gain on foreign currency translation	22.2	22.2	22.9	(45.1)	22.2
Unrealized (loss) gain on hedging derivative instruments	(9.8)	4.2	4.2	(8.4)	(9.8)
Defined benefit pension loss	(0.3)	(0.7)	(0.7)	1.3	(0.4)
Other comprehensive income	12.1	25.7	26.4	(52.2)	12.0
Comprehensive income	205.7	309.6	128.9	(436.6)	207.6
Comprehensive loss attributable to non-controlling interest	—	—	0.5	—	0.5
Comprehensive income attributable to controlling interest	$205.7	$309.6	$128.4	$(436.6)	$207.1

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 21 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Cash Flows		Guarantor	Nonguarantor
Six month period ended March 31, 2019 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities from continuing operations	$353.6	$313.8	$2,009.7	$(2,944.4)	$(267.3)
Net cash provided by operating activities from discontinued operations	2.2	2.5	2.9	(261.6)	(254.0)
Net cash (used) provided by operating activities	355.8	316.3	2,012.6	(3,206.0)	(521.3)
Cash flows from investing activities	.
Purchases of property, plant and equipment	(13.4)	(7.0)	(6.7)	—	(27.1)
Proceeds from sales of property, plant and equipment	—	—	0.1	—	0.1
Proceeds from sale of discontinued operations, net of cash	2,854.4	—	—	—	2,854.4
Net cash used by investing activities from continuing operations	2,841.0	(7.0)	(6.6)	—	2,827.4
Net cash used by investing activities from discontinued operations	(1.1)	(2.5)	(1.7)	—	(5.3)
Net cash used by investing activities	2,839.9	(9.5)	(8.3)	—	2,822.1
Cash flows from financing activities
Proceeds from issuance of debt	126.0	—	10.3	—	136.3
Payment of debt	(2,074.5)	—	(18.1)	—	(2,092.6)
Payment of debt issuance costs	(0.1)	—	—	—	(0.1)
Payment of cash dividends to parent	(676.4)	—	—	—	(676.4)
Advances related to intercompany transactions	(832.8)	(307.9)	(2,065.3)	3,206.0	—
Net cash provided (used) by financing activities from continuing operations	(3,457.8)	(307.9)	(2,073.1)	3,206.0	(2,632.8)
Net cash used by financing activities from discontinued operations	(1.1)	—	(1.2)	—	(2.3)
Net cash provided (used) by financing activities	(3,458.9)	(307.9)	(2,074.3)	3,206.0	(2,635.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3.1)	—	(3.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(263.2)	(1.1)	(73.1)	—	(337.4)
Cash, cash equivalents and restricted cash, beginning of period	285.5	1.8	227.0	—	514.3
Cash, cash equivalents and restricted cash, end of period	$22.3	$0.7	$153.9	$—	$176.9

Statement of Cash Flows		Guarantor	Nonguarantor
Six month period ended April 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities from continuing operations	$(245.5)	$(32.7)	$61.6	$9.5	$(207.1)
Net cash provided by operating activities from discontinued operations	2.8	2.9	1.3	(32.9)	(25.9)
Net cash provided (used) by operating activities	(242.7)	(29.8)	62.9	(23.4)	(233.0)
Cash flows from investing activities
Purchases of property, plant and equipment	(15.1)	(6.5)	(16.5)	—	(38.1)
Proceeds from sales of property, plant and equipment	0.6	0.1	0.1	—	0.8
Net cash used by investing activities from continuing operations	(14.5)	(6.4)	(16.4)	—	(37.3)
Net cash used by investing activities from discontinued operations	(2.7)	(2.9)	(4.6)	—	(10.2)
Net cash used by investing activities	(17.2)	(9.3)	(21.0)	—	(47.5)
Cash flows from financing activities
Proceeds from issuance of debt	570.5	—	10.8	—	581.3
Payment of debt	(37.4)	—	(4.0)	—	(41.4)
Payment of debt issuance costs	(0.3)	—	—	—	(0.3)
Payment of cash dividends to parent	(298.6)	—	—	—	(298.6)
Advances related to intercompany transactions	20.9	34.9	(79.2)	23.4	—
Net cash (used) provided by financing activities from continuing operations	255.1	34.9	(72.4)	23.4	241.0
Net cash used by financing activities from discontinued operations	—	—	3.3	—	3.3
Net cash (used) provided by financing activities	255.1	34.9	(69.1)	23.4	244.3
Effect of exchange rate changes on cash and cash equivalents	—	—	3.2	—	3.2
Net (decrease) increase in cash, cash equivalents and restricted cash	(4.8)	(4.2)	(24.0)	—	(33.0)
Cash, cash equivalents and restricted cash, beginning of period	21.3	4.8	157.4	—	183.5
Cash, cash equivalents and restricted cash, end of period	$16.5	$0.6	$133.4	$—	$150.5

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

Divestitures

•

Global Batteries & Lights – On January 2, 2019, the Company completed the sale of its GBL business pursuant to the GBL acquisition agreement with Energizer for cash proceeds of $1,956.2 million, resulting in the recognition of a pre-tax gain on sale of $996.3 million, including the estimated settlement of customary purchase price adjustments for working capital and assumed indebetedness, recognition of tax and legal indemnifications under the acquisition agreement and an estimated contingent purchase price adjustment for the settlement with the planned divestiture of the Varta consumer batteries business by Energizer of $200.0 million in accordance with the GBL acquisition agreement.  The results of operations and gain on sale for disposal of the GBL business are recognized as a component of discontinued operations.

•

Global Auto Care – On January 28, 2019, the Company completed the sale of its GAC business pursuant to the GAC acquisition agreement with Energizer for $1.2 billion, consisting of $938.7 million in cash proceeds and $242.1 million in stock consideration of common stock of Energizer, resulting in the write-down of net assets held for sale of $110.8 million during the six month period ended March 31, 2019, including the estimated settlement of customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications in accordance with the GAC acquisition agreement.  The results of operations and write-down of net assets held for sale for the disposal of the GAC business are recognized as a component of discontinued operations.

•

Home & Personal Care – During the three month period ended December 30, 2018, the Company changed its plans to sell its HPC business and classified the net assets of HPC as held for use and the HPC operations have been classified as continuing operations for all periods presented.  During the period in which the HPC business was held for sale, the Company incurred divestiture related expenses to market and sell the business that were previously recognized as a component of discontinued operations and ceased the recognition of depreciation and amortization on long-lived assets of the HPC disposal group, impacting the comparability of financial results when classified as continuing operations, resulting in the recognition of $29.0 million in incremental depreciation and amortization charges during the six month period ended March 31, 2019.

•

Insurance Operations – On November 30, 2017, FGL completed the FGL Merger with CF Corporation and the CF Entities pursuant to the FGL Merger Agreement.  Pursuant to the FGL Merger Agreement, except for certain shares specified in the FGL Merger Agreement, each issued and outstanding share of common stock of FGL was automatically cancelled and converted into the right to receive $31.10 in cash. The total consideration received by the Company as a result of the completion of the FGL Merger was $1,488.3 million. In addition, pursuant to a Share Purchase Agreement, on November 30, 2017, Front Street Re (Delaware) Ltd. sold to the CF Entities all of the issued and outstanding shares of Front Street for $65.0 million, subject to customary transaction expenses. Insurance operations have been classified as discontinued operations for the six month period ended March 31, 2018.

See Note 3 – Divestitures in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information on the assets and liabilities classified as held for sale and discontinued operations.

Spectrum Merger

On February 24, 2018, the Company entered into an agreement and plan of merger with its majority owned subsidiary, Spectrum, which effectively closed July 13, 2018.  The Company incurred significant costs associated with the Merger that may impact the comparability of the consolidated results of operations.  Effective the date of close of the Spectrum Merger, management and control of the organization was assumed by its majority owned subsidiary, Spectrum, and the Company continues to operate as the consumer products company that was principally conducted by its majority owned subsidiary.  See Note 4 – Acquisitions in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this quarterly report, for more information on the Spectrum Merger.

Refinancing Activity

The following recent financing activity has a significant impact on the comparability of financial results on the condensed consolidated financial statements.

•	On October 31, 2018, the Company repaid its CAD Term Loan in full.
•

On January 4, 2019, the Company repaid its USD Term Loan in full using proceeds received from the divestiture of GBL, recognizing a loss on extinguishment of the debt of $9.0 million attributable to a non-cash charge from the write-off of deferred financing costs and original issue discount associated with the debt.

•

On January 30, 2019,  the Company repaid its 7.75% Senior Unsecured Notes in full using proceeds received from the GBL and GAC divestitures, recognizing a loss on extinguishment of the debt of $41.2 million attributable to a $17.2 million premium on repayment of the debt and a non-cash charge of $24.0 million attributable to the write-off of deferred financing costs and original issue discount associated with the debt.

•

On March 21, 2019, the Company repaid $285.0 million of its 6.625% Senior Unsecured Notes with an outstanding principal of $570.0 million using proceeds received from the GAC divestitures, recognizing a loss on extinguishment of the debt of $9.6 million attributable to $6.3 million premium on repayment of debt and non-cash charge of $3.3 million attributable to the write-off of deferred financing costs associated with the debt.

See Note 11 – Debt in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information.

Restructuring Activity

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. The most significant of these initiatives are:

•	Global Productivity Improvement Plan, formerly Project Ignite, which began during the year ended September 30, 2018;
•	PET Rightsizing Initiative, which began during the year ended September 30, 2017 and incurred through September 30, 2018; and
•	HHI Distribution Center Consolidation, which began during the year ended September 30, 2017 and incurred through December 30, 2018.

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

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries and imposing a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Under the Tax Reform Act, the U.S. statutory tax rate for the fiscal year ended September 30, 2018 was approximately 24.5%. The Company recognized the tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its condensed consolidated financial statements for the six month period ended March 31, 2018 and may impact the comparability of the consolidated results of operations.  Portions of the Tax Reform Act are unclear or have not yet been clarified and interpretations and regulations continue to be issued, which could have a material impact on what the Company has recorded to date.  See Note 16 – Income Taxes in Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for additional detail.

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

Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and impact from acquisitions (when applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period. The following is a reconciliation of reported net sales to organic net sales for the three and six month periods ended March 31, 2019 compared to net sales for the three and six month periods ended March 31, 2018:

	March 31, 2019
Three Month Periods ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales March 31, 2018	Variance
HHI	$331.1	$2.3	$333.4	$318.5	$14.9	4.7%
HPC	221.7	11.8	233.5	231.1	2.4	1.0%
PET	214.9	5.2	220.1	211.2	8.9	4.2%
H&G	139.0	—	139.0	121.8	17.2	14.1%
Total	$906.7	$19.3	$926.0	$882.6	43.4	4.9%

	March 31, 2019
Six Month Periods ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales March 31, 2018	Variance
HHI	$636.2	$3.9	$640.1	$644.4	$(4.3)	(0.7%)
HPC	538.9	22.0	560.9	573.1	(12.2)	(2.1%)
PET	419.6	7.0	426.6	413.6	13.0	3.1%
H&G	192.3	—	192.3	173.8	18.5	10.6%
Total	$1,787.0	$32.9	$1,819.9	$1,804.9	15.0	0.8%

Adjusted EBITDA - Adjusted EBITDA are metric used by management and we believe this non-GAAP measure provides useful information to investors because it reflects ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. It also facilitates comparisons between peer companies since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:

•

Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. During the three month period ended March 31, 2019, the Company issued certain incentive bridge awards due to changes in the Company’s long-term compensation plans that allow for cash based payment upon employee election which have been included in the adjustment but would not qualify for shared-based compensation.  See Note 15 - Share Based Compensation in Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly report for further discussion;

•

Transaction related charges consist of (1) transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business; (2) post-divestiture separation costs consisting of incremental costs incurred by the continuing operations of the Company after completion of the GBL and GAC divestitures to facilitate separation of shared operations, development of shared service operations, platforms and personnel transferred as part of the divestitures and exiting of TSAs and reverse TSAs with Energizer; (3) divestiture related transaction costs that are recognized in continuing operations due to the change in plan to cease marketing and selling of the HPC business.  See Note 2 – Basis of Presentation & Significant Accounting Policies for additional details;

•

Restructuring and related charges, which consist of project costs associated with restructuring initiatives across the segments. See Note 5 - Restructuring and Related Charges in Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details;

•

Unrealized gains and losses attributable to the Company’s investment in Energizer common stock, acquired as part of consideration received from the Company’s sale and divestiture of GAC to Energizer. See Note 3 – Divestitures and Note 13 – Fair Value of Financial Instruments in Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further discussion;

•

Foreign currency gains and losses attributable to multicurrency loans that were entered into with foreign subsidiaries in exchange for the receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBA and GAC divestitures.  The Company has entered into various hedging arrangements to mitigate the volatility of foreign exchange risk associated with such loans.

•	Incremental costs associated with a safety recall in PET.
•	Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations subsequent to an acquisition (when applicable);
•	Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);
•	Incremental costs directly associated with the Spectrum Merger during the three and six month periods ended March 31, 2018;
•

Non-recurring HRG net operating costs during the three and six month periods ended March 31, 2018, considered to be redundant or duplicative as a result of the Spectrum Merger and not considered a component of the continuing commercial products company post-merger, including compensation and benefits, directors fees, professional fees, insurance, public company costs, amongst others, and including interest and other non-recurring income that will ultimately be eliminated following the transaction; and

•

Other adjustments primarily consisting of costs attributable to (1) operating margin on H&G sales to GAC discontinued operations for the three and six month periods ended March 31, 2019 and 2018; (2) expenses and cost recovery for flood damage at Company facilities in Middleton, Wisconsin during the three and six month periods ended March 31, 2019; and (3) certain fines and penalties for delayed shipments following the completion of a PET distribution center consolidation in EMEA during the six month period ended March 31, 2019.

Adjusted EBITDA margin is calculated as adjusted EBITDA as a percentage of reported net sales for the respective period and segment.

The following is a reconciliation of net income to adjusted EBITDA for the three month periods ended March 31, 2019 and 2018 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	HPC	PET	H&G	Corporate	Consolidated
Three Month Period Ended March 31, 2019
Net income (loss) from continuing operations	$43.6	$(6.6)	$19.6	$24.7	$(135.3)	$(54.0)
Income tax benefit	—	—	—	—	(22.7)	(22.7)
Interest expense	—	—	—	—	94.2	94.2
Depreciation and amortization	8.3	9.2	10.6	4.8	3.7	36.6
EBITDA	51.9	2.6	30.2	29.5	(60.1)	54.1
Share and incentive based compensation	—	—	—	—	17.3	17.3
Transaction related charges	0.4	0.9	0.3	—	3.7	5.3
Restructuring and related charges	0.4	1.3	2.3	0.3	8.3	12.6
Unrealized loss on Energizer investment	—	—	—	—	5.0	5.0
Foreign currency loss on multicurrency divestiture loans	—	—	—	—	21.8	21.8
Other	—	(0.3)	—	(0.2)	—	(0.5)
Adjusted EBITDA	$52.7	$4.5	$32.8	$29.6	$(4.0)	$115.6
Three Month Period Ended March 31, 2018
Net income (loss) from continuing operations	$18.5	$14.6	$15.2	$20.5	$(103.5)	$(34.7)
Income tax benefit	—	—	—	—	(1.7)	(1.7)
Interest expense	—	—	—	—	67.7	67.7
Depreciation and amortization	11.5	—	10.7	4.7	3.2	30.1
EBITDA	30.0	14.6	25.9	25.2	(34.3)	61.4
Share based compensation	—	—	—	—	(3.1)	(3.1)
Transaction related charges	1.9	5.3	2.1	—	0.3	9.6
Restructuring and related charges	13.6	0.2	3.8	0.2	2.5	20.3
Pet safety recall	—	—	3.9	—	—	3.9
Spectrum merger related transaction charges	—	—	—	—	16.1	16.1
Non-recurring HRG operating costs and interest income	—	—	—	—	7.8	7.8
Other	—	—	—	(0.1)	—	(0.1)
Adjusted EBITDA	$45.5	$20.1	$35.7	$25.3	$(10.7)	$115.9

The following is a reconciliation of net income to adjusted EBITDA for the six months periods ended March 31, 2019 and 2018 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	HPC	PET	H&G	Corporate	Consolidated
Six Month Period Ended March 31, 2019
Net income (loss) from continuing operations	$87.3	$(14.7)	$31.4	$22.8	$(209.8)	$(83.0)
Income tax benefit	—	—	—	—	(26.0)	(26.0)
Interest expense	—	—	—	—	151.2	151.2
Depreciation and amortization	16.8	47.3	21.3	9.6	7.6	102.6
EBITDA	104.1	32.6	52.7	32.4	(77.0)	144.8
Share and incentive based compensation	—	—	—	—	23.2	23.2
Transaction related charges	0.9	5.5	0.9	—	4.3	11.6
Restructuring and related charges	3.2	1.5	4.9	1.0	10.9	21.5
Pet safety recall	—	—	0.6	—	—	0.6
Unrealized loss on Energizer investment	—	—	—	—	5.0	5.0
Foreign currency loss on multicurrency divestiture loans	—	—	—	—	21.8	21.8
Other	—	(0.1)	2.8	(0.7)	0.3	2.3
Adjusted EBITDA	$108.2	$39.5	$61.9	$32.7	$(11.5)	$230.8
Six Month Period Ended March 31, 2018
Net income from continuing operations	$49.7	$47.2	$28.1	$21.4	$(83.6)	$62.8
Income tax benefit	—	—	—	—	(122.2)	(122.2)
Interest expense	—	—	—	—	143.0	143.0
Depreciation and amortization	22.4	8.8	21.1	9.4	6.9	68.6
EBITDA	72.1	56.0	49.2	30.8	(55.9)	152.2
Share based compensation	—	—	—	—	1.4	1.4
Transaction related charges	4.6	5.6	4.2	—	0.5	14.9
Restructuring and related charges	28.8	0.2	4.4	0.2	3.9	37.5
Inventory acquisition step-up	—	—	0.8	—	—	0.8
Pet safety recall	—	—	11.1	—	—	11.1
Spectrum merger related transaction charges	—	—	—	—	18.9	18.9
Non-recurring HRG operating costs and interest income	—	—	—	—	12.2	12.2
Other	—	—	—	(0.3)	(0.1)	(0.4)
Adjusted EBITDA	$105.5	$61.8	$69.7	$30.7	$(19.1)	$248.6

The following is a reconciliation of net income to adjusted EBITDA for the three month periods ended March 31, 2019 and April 1, 2018 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HHI	HPC	PET	H&G	Corporate	Consolidated
Three Month Period Ended March 31, 2019
Net income (loss) from continuing operations	$43.6	$(6.6)	$19.6	$24.7	$(93.7)	$(12.4)
Income tax benefit	—	—	—	—	(17.3)	(17.3)
Interest expense	—	—	—	—	48.3	48.3
Depreciation and amortization	8.3	9.2	10.6	4.8	3.7	36.6
EBITDA	51.9	2.6	30.2	29.5	(59.0)	55.2
Share and incentive based compensation	—	—	—	—	16.9	16.9
Transaction related charges	0.4	0.9	0.3	—	3.7	5.3
Restructuring and related charges	0.4	1.3	2.3	0.3	8.3	12.6
Unrealized loss on Energizer investment	—	—	—	—	5.0	5.0
Foreign currency loss on multicurrency divestiture loans	—	—	—	—	21.8	21.8
Other	—	(0.3)	—	(0.2)	—	(0.5)
Adjusted EBITDA	$52.7	$4.5	$32.8	$29.6	$(3.3)	$116.3
Three Month Period Ended April 1, 2018
Net income from continuing operations	$18.5	$14.6	$15.2	$20.5	$(53.9)	$14.9
Income tax benefit	—	—	—	—	(0.8)	(0.8)
Interest expense	—	—	—	—	42.0	42.0
Depreciation and amortization	11.5	—	10.7	4.7	3.2	30.1
EBITDA	30.0	14.6	25.9	25.2	(9.5)	86.2
Share based compensation	—	—	—	—	(3.8)	(3.8)
Transaction related charges	1.9	5.3	2.1	—	0.3	9.6
Restructuring and related charges	13.6	0.2	3.8	0.2	2.5	20.3
Pet safety recall	—	—	3.9	—	—	3.9
Other	—	—	—	(0.1)	—	(0.1)
Adjusted EBITDA	$45.5	$20.1	$35.7	$25.3	$(10.5)	$116.1

The following is a reconciliation of net income to adjusted EBITDA for the six months periods ended March 31, 2019 and April 1, 2018 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HHI	HPC	PET	H&G	Corporate	Consolidated
Six Month Period Ended March 31, 2019
Net income (loss) from continuing operations	$87.3	$(14.8)	$31.4	$22.8	$(158.0)	$(31.3)
Income tax benefit	—	—	—	—	(15.8)	(15.8)
Interest expense	—	—	—	—	91.5	91.5
Depreciation and amortization	16.8	47.3	21.3	9.6	7.6	102.6
EBITDA	104.1	32.5	52.7	32.4	(74.7)	147.0
Share and incentive based compensation	—	—	—	—	22.5	22.5
Transaction related charges	0.9	5.6	0.9	—	4.2	11.6
Restructuring and related charges	3.2	1.5	4.9	1.0	10.9	21.5
Pet safety recall	—	—	0.6	—	—	0.6
Unrealized gain on investments	—	—	—	—	5.0	5.0
Foreign currency loss on intercompany divestiture loans	—	—	—	—	21.8	21.8
Other	—	(0.1)	2.8	(0.7)	0.4	2.4
Adjusted EBITDA	$108.2	$39.5	$61.9	$32.7	$(9.9)	$232.4
Six Month Period Ended April 1, 2018
Net income from continuing operations	$49.7	$47.2	$28.1	$21.4	$16.4	$162.8
Income tax benefit	—	—	—	—	(126.5)	(126.5)
Interest expense	—	—	—	—	80.5	80.5
Depreciation and amortization	22.4	8.8	21.1	9.4	6.9	68.6
EBITDA	72.1	56.0	49.2	30.8	(22.7)	185.4
Share based compensation	—	—	—	—	(0.3)	(0.3)
Transaction related charges	4.6	5.6	4.2	—	0.5	14.9
Restructuring and related charges	28.8	0.2	4.4	0.2	3.9	37.5
Inventory acquisition step-up	—	—	0.8	—	—	0.8
Pet safety recall	—	—	11.1	—	—	11.1
Other	—	—	—	(0.3)	—	(0.3)
Adjusted EBITDA	$105.5	$61.8	$69.7	$30.7	$(18.6)	$249.1

Consolidated Results of Operations

The following is summarized consolidated results of operations for SBH for the three and six month periods ended March 31, 2019 and 2018, respectively.

	Three Month Periods Ended				Six Month Periods Ended
(in millions, except %)	March 31, 2019	March 31, 2018	Variance		March 31, 2019	March 31, 2018	Variance
Net sales	$906.7	$882.6	$24.1	2.7%	$1,787.0	$1,804.9	$(17.9)	(1.0%)
Gross profit	305.5	306.0	(0.5)	(0.2%)	611.3	624.6	(13.3)	(2.1%)
Operating expenses	263.9	274.7	(10.8)	(3.9%)	544.3	541.7	2.6	0.5%
Interest expense	94.2	67.7	26.5	39.1%	151.2	143.0	8.2	5.7%
Income tax benefit	(22.7)	(1.7)	(21.0)	1,235.3%	(26.0)	(122.2)	96.2	(78.7%)
Net (loss) income from continuing operations	(54.0)	(34.7)	(19.3)	55.6%	(83.0)	62.8	(145.8)	(232.2%)
Income from discontinued operations, net of tax	783.6	11.3	772.3	6,834.5%	700.4	492.7	207.7	42.2%
Net income (loss)	729.6	(23.4)	753.0	(3,217.9%)	617.4	555.5	61.9	11.1%

Net Sales. Net sales for the three month period ended March 31, 2019 increased $24.1 million, or 2.7% with an increase in organic sales of $43.4 million, or 4.9%.   Net sales for the six month period ended March 31, 2019 decreased $17.9 million, or 1.0% with an increase in organic sales of $15.0 million, or 0.8%.  The following sets forth net sales by segment for the three and six month periods ended March 31, 2019 and 2018.

	Three Month Periods Ended				Six Month Periods Ended
(in millions, except %)	March 31, 2019	March 31, 2018	Variance		March 31, 2019	March 31, 2018	Variance
HHI	$331.1	$318.5	$12.6	4.0%	$636.2	$644.4	(8.2)	(1.3%)
HPC	221.7	231.1	(9.4)	(4.1%)	538.9	573.1	(34.2)	(6.0%)
PET	214.9	211.2	3.7	1.8%	419.6	413.6	6.0	1.5%
H&G	139.0	121.8	17.2	14.1%	192.3	173.8	18.5	10.6%
Net Sales	$906.7	$882.6	24.1	2.7%	$1,787.0	$1,804.9	(17.9)	(1.0%)

The following sets forth the principal components of change in net sales for the three and six month periods ended March 31, 2018 to the three and six month periods ended March 31, 2019.

(in millions)	Three Month Periods Ended	Six Month Periods Ended
Net Sales for the periods ended March 31, 2018	$882.6	$1,804.9
Increase (decrease) in H&G	17.2	(12.2)
Increase (decrease) in HHI	14.9	(4.3)
Increase in PET	8.9	13.0
Increase in HPC	2.4	18.5
Foreign currency impact, net	(19.3)	(32.9)
Net Sales for the periods ended March 31, 2019	$906.7	$1,787.0

Gross Profit. For the three month period ended March 31, 2019, gross profit decreased $0.5 million, with a decrease in gross profit margin from 34.7% to 33.7% primarily due to changes in product mix.  For the six month period ended March 31, 2019, gross profit decreased $13.3 million, with a decrease in gross profit margin from 34.6% to 34.2% primarily due to changes in product mix.

Operating Expenses. Operating expenses for the three month period ended March 31, 2019 decreased $10.8 million, or 3.9%, primarily attributable to lower restructuring related charges of $6.2 million and lower transaction related charges of $4.3 million.  Operating expenses for the six month period ended March 31, 2019 increased $2.6 million, or 0.5%, primarily attributable to an increase in selling and general and administrative expenses of $21.6 million driven by the recognition of incremental depreciation and amortization expense of $29.0 million for long-lived assets of HPC that were previously held for sale, offset by the close of the Spectrum merger and nonrecurring HRG corporate operating costs and related transaction costs in the prior year; decrease in restructuring charges of $15.0 million and decrease in transaction related costs of $3.3 million.  See Note 2 – Basis of Presentation & Significant Accounting Policies and Note 5 – Restructuring and Related Charges in Notes to the Condensed Consolidated Financial Statements included elsewhere within this Quarterly Report, for additional detail on transaction related costs and restructuring costs, respectively.

Interest Expense. Interest expense for the three month period ended March 31, 2019 increased $26.5 million, or 39.1%, due to the recognition of non-cash write down of financing costs and original issuance discounts plus premiums for the early extinguishment of the Company’s Term Loans, HRG 7.75% Notes and partial paydown of 6.625% Notes.   Interest expense for the six month period ended March 31, 2019 increased $8.2 million or 5.7% due to the recognition of non-cash write down of financing costs and original issuance discounts plus premiums for the early extinguishment of the Company’s Term Loans, HRG 7.75% Notes and partial paydown of 6.625% Notes.  See Note 11 – Debt in Notes to the Condensed Consolidated Financial Statements included elsewhere within this Quarterly Report, for additional detail.

Income Taxes. Our estimated annual effective tax rate was significantly impacted for the three and six month periods ended March 31, 2019 by income earned outside the U.S. that is subject to the U.S. tax on global intangible low taxed income, and losses earned outside the U.S. that it is more likely than not will not result in a tax benefit. During the six month period ended March 31, 2018, as a result of the Tax Cuts and Jobs Act, the Company recognized a $206.7 million tax benefit from revaluing its ending net U.S. deferred tax liabilities due to the reduction in the US corporate income tax rate from 35% to 21% and recognized $78.7 million of income tax expense for the one-time deemed mandatory repatriation.

In response to the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year measurement period in a manner similar to accounting for business combinations.  The measurement period ended December 30, 2018 and the Company did not recognize changes to the provisional tax impacts during the three and six month periods ended March  31, 2019.

Income From Discontinued Operations.  Discontinued operations include our GBL and GAC divisions that were sold on January 2, 2019 and January 28, 2019, respectively, and the HRG insurance operations that was sold on November 30, 2017.  Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

Income from discontinued operations, net of tax, for the three month period ended March 31, 2019 increased $772.3 million due to the recognition of $977.8 million pre-tax gain on sale of the GBL discontinued operations, net of reclassified accumulated other comprehensive loss realized of $18.5 million offset by a decrease in income from GAC discontinued operations of $18.1 million primarily attributable to a write-down of net assets to fair value of $3.5 million, reclassified accumulated other comprehensive loss realized of $3.3 million and lower income from GAC operations, and net income tax expense of $171.8 million associated with the divestiture, which the Company estimates will result in approximately $10 million in incremental cash income taxes.  Cash income tax on the divestiture is lower due to the use of U.S. net operating and capital loss carryforwards and a tax exemption, as provided under local law, that applies to the sale of the majority of the European GBL business.

Income from discontinued operations, net of tax, for the six month period ended March 31, 2019 increased $207.6 million due to the recognition of $977.8 million pre-tax gain on sale of GBL discontinued operations, net of reclassified accumulated other comprehensive loss realized of $18.5 million offset by a decrease in income from GAC discontinued operations of $133.1 million primarily attributable to a write-down of net assets to fair value of $110.8 million, net reclassified accumulated other comprehensive loss realized of $3.3 million and lower income from GAC operations, and net income tax expense of $171.8 million associated with the divestiture; plus FGL discontinued operations during the three month period ended December 31, 2017 of $476.4 million primarily attributable to the recognition of $445.9 million to reclassify accumulated other comprehensive income related to FGL, that was previously included in equity; offset by lower income from operations with the completion of the sale of the HRG Insurance Operations on November 30, 2017 and the recognition of a write-down on net assets of $14.2 million upon completion of sale.

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

SB/RH

The following is summarized consolidated results of operations for SB/RH for the three and six month periods ended March 31, 2019 and April 1, 2018, respectively:

	Three Month Periods Ended				Six Month Periods Ended
(in millions, except %)	March 31, 2019	April 1, 2018	Variance		March 31, 2019	April 1, 2018	Variance
Net sales	$906.7	$882.6	$24.1	2.7%	$1,787.0	$1,804.9	$(17.9)	(1.0%)
Gross profit	305.5	306.0	(0.5)	(0.2%)	611.3	624.6	(13.3)	(2.1%)
Operating expenses	262.7	248.3	14.4	5.8%	541.9	504.6	37.3	7.4%
Interest expense	48.3	42.0	6.3	15.0%	91.5	80.5	11.0	13.7%
Income tax benefit	(17.3)	(0.8)	(16.5)	2,062.5%	(15.8)	(126.5)	110.7	(87.5%)
Net income from continuing operations	(12.4)	14.9	(27.3)	(183.2%)	(31.3)	162.8	(194.1)	(119.2%)
Income from discontinued operations, net of tax	783.6	11.3	772.3	6,834.5%	700.4	32.8	667.6	2,035.4%
Net income	771.2	26.2	745.0	2,843.5%	669.1	195.6	473.5	242.1%

For the three month period ended March 31, 2019, the increase in net sales of $24.1 million, or 2.7%, and decrease in gross profit of $0.5 million are attributable to the change in SBH previously discussed.  The increase in operating expenses of $14.4 million is primarily attributable to the change in SBH previously discussed except for the impact of HRG operating costs in the prior year and transaction costs from the Spectrum Merger.  For the six month period ended March 31, 2019, the decrease in net sales of $17.9 million, or 1.0% and decrease in gross profit of $13.3 million are attributable to the change in SBH previously discussed.  The increase in operating expenses of $37.3 million is primarily attributable to the change in SBH previously discussed, except for the impact in HRG operating costs in the prior year and transaction costs from the Spectrum Merger.

Segment Financial Data

Hardware & Home Improvement

	Three Month Periods Ended					Six Month Periods Ended
(in millions, except %)	March 31, 2019	March 31, 2018	Variance			March 31, 2019	March 31, 2018	Variance
Net sales	$331.1	$318.5	$12.6		4.0%	$636.2	$644.4	$(8.2)		(1.3%)
Operating income	44.4	19.6	24.8		126.5%	87.7	51.2	36.5		71.3%
Operating income margin	13.4%	6.2%	720	bps		13.8%	7.9%	590	bps
Adjusted EBITDA	$52.7	$45.5	$7.2		15.8%	$108.2	$105.5	$2.7		2.6%
Adjusted EBITDA margin	15.9%	14.3%	160	bps		17.0%	16.4%	60	bps

Net sales for the three month period ended March 31, 2019 increased $12.6 million, with an increase in organic net sales of $14.9 million or 4.7%.

•	Security and lockset increased $8.3 million due to growth in the electronics channel.
•	Plumbing accessories increased $2.3 million due to new product introduction and promotional volumes.
•	Hardware increased $4.3 million due to delayed volumes in the prior year during the consolidation of the distribution centers.

Operating income in the three month period ended March 31, 2019 increased $24.8 million with an operating income margin increase of 720 bps primarily due to increased sales volumes with operating efficiencies and reduced restructuring costs and depreciation following the distribution center consolidation in the prior year.  Adjusted EBITDA in the three month period ended March 31, 2019 increased $7.2 million with an adjusted EBITDA margin increase of 160 bps primarily due to increased sales volumes and operating efficiencies.

Net sales for the six month period ended March 31, 2019 decreased $8.2 million, with a decrease in organic net sales of $4.3 or 0.7%.

•	Security and lockset decreased $1.4 million due to incremental sales from hurricane recovery orders and new product sales in the prior year, partially offset by growth in the electronics channel.
•

Plumbing accessories decreased $2.6 million due to incremental sales from hurricane recovery in the prior year and POS softness at specialty home retailers, partially offset by new product introductions and promotional volumes.

•

Hardware decreased $0.3 million due to incremental sales from hurricane recovery orders in the prior year, offset by delayed volumes in the prior year during the consolidation of the distribution centers.

Operating income in the six month period ended March 31, 2019 increased $36.5 million with an operating income margin increase of 590 bps primarily due to operating efficiencies and reduced restructuring costs and depreciation following the distribution center consolidation in the prior year. Adjusted EBITDA in the six month period ended March 31, 2019 increased $2.7 million with an adjusted EBITDA margin increase of 60 bps primarily due to operating efficiencies.

Home and Personal Care

	Three Month Periods Ended					Six Month Periods Ended
(in millions, except %)	March 31, 2019	March 31, 2018	Variance			March 31, 2019	March 31, 2018	Variance
Net sales	$221.7	$231.1	$(9.4)		(4.1%)	$538.9	$573.1	$(34.2)		(6.0%)
Operating (loss) income	(6.8)	14.2	(21.0)		(147.9%)	(14.7)	47.4	(62.1)		(131.0%)
Operating income margin	(3.1%)	6.1%	(920)	bps		(2.7%)	8.3%	(1,100)	bps
Adjusted EBITDA	$4.5	$20.1	$(15.6)		(77.6%)	$39.5	$61.8	$(22.3)		(36.1%)
Adjusted EBITDA margin	2.0%	8.7%	(670)	bps		7.3%	10.8%	(350)	bps

Net sales for the three month period ended March 31, 2019 decreased $9.4 million, or 4.1%, with an increase in organic net sales of $2.4 million or 1.0%.

•

Personal care appliances decreased $4.2 million primarily due to a $2.5 million decrease in NA sales for lost distribution with retailers, and a decrease in EMEA sales of $1.8 million primarily from online channels and lower volumes in the UK.

•

Home and kitchen appliances increased $6.6 million primarily due to a $7.3 million increase in NA sales during the period from new product placements and online distribution; and an increase in EMEA sales of $1.9 million; partially offset by a decrease in LATAM sales of $2.2 million.

Operating income for the three month period ended March 31, 2019 decreased $21.0 million with operating income margin decrease of 920 bps due the deferral of depreciation and amortization in the prior year while considered held for sale, incremental operating costs primarily due to higher input costs and marketing and advertising spend, transaction foreign exchange and lower sales volumes with unfavorable product mix.  Adjusted EBITDA for the three month period ended March 31, 2019 decreased $15.6 million with an adjusted EBITDA margin decrease of 670 bps due to incremental operating costs primarily due to high input costs and marketing and advertising spend, transaction foreign exchange and lower sales volumes with unfavorable product mix.

Net sales for the six month period ended March 31, 2019 decreased $34.2 million, or 6.0%, with a decrease in organic net sales of $12.2 million or 2.1%.

•

Personal care appliances decreased $18.4 million primarily due to a $17.3 million decrease in NA sales for lost distribution with retailers, and a decrease in EMEA sales of $2.6 million primarily from online channels and lower volumes in the UK; partially offset by an increase in LATAM sales of $3.6 million driven by promotional volumes and new product distribution.

•

Home and kitchen appliances increased $6.2 million primarily due to a $4.6 million increase in NA sales from new product placements and online distribution, and an increase in EMEA sales of $1.3 million.

Operating income for the six month period ended March 31, 2019 decreased $62.1 million with an operating income margin decrease of 1,100 bps due to incremental depreciation and amortization of $29.0 million recognized for the change in plan to sell coupled with the deferral of depreciation and amortization during the three month period ended March 31, 2019 while considered held for sale, expenses of $5.5 million related to the plan to sell in the prior year, incremental operating costs primarily due to higher input costs and marketing and advertising spend, transaction foreign exchange and lower sales volumes with unfavorable product mix.  Adjusted EBITDA for the six month period ended March 31, 2019 decreased $22.3 million with an adjusted EBITDA margin decrease of 350 bps due to incremental operating costs primarily due to high input costs and marketing and advertising spend, transaction foreign exchange and lower sales volumes with unfavorable product mix.

Pet Supplies

	Three Month Periods Ended					Six Month Periods Ended
(in millions, except %)	March 31, 2019	March 31, 2018	Variance			March 31, 2019	March 31, 2018	Variance
Net sales	$214.9	$211.2	$3.7		1.8%	$419.6	$413.6	$6.0		1.5%
Operating income	19.7	14.9	4.8		32.2%	32.2	27.9	4.3		15.4%
Operating income margin	9.2%	7.1%	210	bps		7.7%	6.7%	100	bps
Adjusted EBITDA	$32.8	$35.7	$(2.9)		(8.1%)	$61.9	$69.7	$(7.8)		(11.2%)
Adjusted EBITDA margin	15.3%	16.9%	(160)	bps		14.8%	16.9%	(210)	bps

Net sales for the three month period ended March 31, 2019 increased $3.7 million, or 1.8%, with an increase in organic net sales of $8.9 million or 4.2%.

•

Companion animal increased $9.3 million primarily due to a $8.9 million increase in NA sales from increased pricing for higher input costs, increased volumes and expanded product distribution through online channels, plus expanded distribution as part of the recovery from the pet safety rawhide recall in the prior period and continued growth in the acquired PetMatrix brands.

•	Aquatics decreased $0.4 million primarily due to a $2.3 million decrease in NA sales from slow retail POS and overall category softness; partially offset by increased EMEA sales of $2.0 million.

Operating income for the three month period ended March 31, 2019 increased $4.8 million with an increase in operating income margin of 210 bps primarily driven by increased sales volumes and incremental expenses in the prior period due to the pet safety recall, partially offset by increased manufacturing and distribution costs.  Adjusted EBITDA in the three month period ended March 31, 2019 decreased $2.9 million with an adjusted EBITDA margin decline of 160 bps primarily due to increased manufacturing and distribution costs, partially offset by increased sales volumes.

Net sales for the six month period ended March 31, 2019 increased $6.0 million, or 1.5%, with an increase in organic net sales of $13.0 million or 3.1%.

•

Companion animal increased $16.7 million primarily due to a $19.7 million increase in NA sales from increased pricing for higher input costs, increased volumes and expanded product distribution through online channels, plus expanded distribution as part of the recovery from the pet safety rawhide recall in the prior period and continued growth in the acquired PetMatrix brands; offset by lower EMEA sales of $4.8 million.

•

Aquatics decreased $3.7 million primarily due to a $4.8 million decrease in NA sales from slow retail POS and overall category softness, partially offset by increased volumes through e-commerce channels; and an increase in EMEA sales of $0.8 million.

Operating income for the six month period ended March 31, 2019 increased $4.3 million with an increase in operating income margin of 100 bps primarily driven by increased sales volumes and incremental expenses in the prior period due to the pet safety recall, partially offset by increased manufacturing and distribution costs.  Adjusted EBITDA in the six month period ended March 31, 2019 decreased $7.8 million with an adjusted EBITDA margin decline of 210 bps primarily due to increased manufacturing and distribution costs, partially offset by increased sales volumes.

Home and Garden

	Three Month Periods Ended					Six Month Periods Ended
(in millions, except %)	March 31, 2019	March 31, 2018	Variance			March 31, 2019	March 31, 2018	Variance
Net sales	$139.0	$121.8	$17.2		14.1%	$192.3	$173.8	$18.5		10.6%
Operating income	24.6	20.4	4.2		20.6%	22.3	21.1	1.2		5.7%
Operating income margin	17.7%	16.7%	100	bps		11.6%	12.1%	(50)	bps
Adjusted EBITDA	$29.6	$25.3	$4.3		17.0%	$32.7	$30.7	$2.0		6.5%
Adjusted EBITDA margin	21.3%	20.8%	50	bps		17.0%	17.7%	(70)	bps

Net sales and organic net sales for the three month period ended March 31, 2019 increased $17.2 million, or 14.1%.

•

Lawn & garden control products increased $17.1 million due to favorable weather compared to the prior year, strong POS and earlier seasonal orders from specialty home retailers, plus incremental distribution at home centers.

•	Repellent products increased $2.0 million due to strong POS earlier in the period from specialty home retailers.
•

Household insect control products decreased $3.0 million primarily due to initial stock orders for new product distribution in the prior year and reduction in LATAM sales due to incremental sales in the prior year from hurricane recovery orders.

•	Other net sales to GAC discontinued operations were $4.7 million and $3.7 million for the three month periods ended March 31, 2019 and 2018, respectively.

Operating income for the three month period ended March 31, 2019 increased $4.2 million with an increase in operating income margin of 100 bps due to increased sales volumes, improved operating efficiencies and pricing updates.  Adjusted EBITDA in the three month period ended March 31, 2019 increased $4.3 million with an increase in adjusted EBITDA margin of 50 bps due to sales volumes, improved operating efficiencies and pricing updates.

Net sales and organic net sales for the six month period ended March 31, 2019 increased $18.5 million, or 10.6%.

•

Lawn & garden control products increased $18.6 million due to favorable weather compared to the prior year, strong POS and earlier seasonal orders from specialty home retailers, plus incremental distribution at home centers.

•

Repellent products increased $3.1 million due to strong POS earlier in the period from specialty home retailers, partially offset by a reduction in LATAM sales due to incremental sales in the prior year from hurricane recovery orders.

•

Household insect control products decreased $3.3 million primarily due to initial stock orders for new product distribution in the prior year and reduction in LATAM sales due to incremental sales in the prior year from hurricane recovery orders.

•	Other net sales to GAC discontinued operations were $6.5 million and $6.4 million for the six month periods ended March 31, 2019 and 2018, respectively.

Operating income for the six month period ended March 31, 2019 increased $1.2 million with a decline in operating income margin of 50 bps primarily due to increased sales volumes and pricing updates offset by unfavorable product mix.  Adjusted EBITDA in the six month period ended March 31, 2019 increased $2.0 million with a decline in adjusted EBITDA margin of 70 bps due to increased sales volumes and pricing updates offset by unfavorable product mix.

Liquidity and Capital Resources

The following is a summary of the SBH and SB/RH cash flows from continuing operations for the six month periods ended March 31, 2019 and 2018, respectively.

	SBH		SB/RH
Six Month Periods Ended (in millions)	March 31, 2019	March 31, 2018	March 31, 2019	April 1, 2018
Operating activities	$(279.7)	$(257.3)	$(267.3)	$(207.1)
Investing activities	$2,827.4	$1,483.0	$2,827.4	$(37.3)
Financing activities	$(2,659.3)	$(707.4)	$(2,632.8)	$241.0

Cash Flows from Operating Activities

Cash flows from SBH continuing operations decreased $22.4 million during the six month period ended March 31, 2019 due to:

•	Increase in cash used by continuing operations of $73.2 million, with cash used for working capital of approximately $47.8 million primarily due to the seasonality of the H&G business;
•	Increase in cash paid for taxes of $11.5 million;
•	Increase in cash paid for transaction related charges of $8.3 million;
•	Decrease in cash paid for restructuring related charges of $28.6 million;
•	Decrease in cash paid for interest of $34.5 million;
•

Decrease in net corporate expenditures of $7.6 million primarily attributable to the recognition of interest income on excess cash from divestiture proceeds and dividend income from Energizer common stock investment;

Cash flows from operating activities from continuing operations of SB/RH decreased $60.2 million during the six month period ended March 31, 2019 primarily due to the items discussed above excluding incremental cash outflows attributable to HRG corporate operations and divestitures, and cash paid for interest on HRG designated debt.

Depreciation and Amortization

Depreciation and amortization for the Company was $102.6 million and $68.6 million for the six month periods ended March 31, 2019 and 2018, respectively.  The increase in depreciation and amortization during the six month period ended March 31, 2019 is primarily attributable to the cumulative adjustment to depreciation and amortization from the change in plan to sell the HPC division during the three month period ended December 30, 2018, coupled with the deferred depreciation and amortization during the three month period ended March 31, 2018 when HPC was recognized as held for sale.  See Note 3 – Divestitures for further discussion.

Cash Flows from Investing Activities

Cash flows from investing activities for SBH continuing operations increased $1,344.0 million during the six month period ended March 31, 2019 primarily attributable to the cash proceeds of $1,919.0 million, net cash transferred, for the GBL divestiture on January 2, 2019 and cash proceeds of $935.4 million, net cash transferred, for the GAC divestiture on January 28, 2019, compared to the cash proceeds from the sale of HRG insurance operations on November 30, 2017 of $1,520.2 million; partially offset by a reduction in capital expenditures.

Cash flows from investing activities for SB/RH continuing operations increased $2,864.2 million during the six month period ended March 31, 2019 primarily attributable to the net cash proceeds from the GBL and GAC divestitures; partially offset by a reduction in capital expenditures.

Capital Expenditures

Capital expenditures for the Company were $27.1 million and $38.1 million for the six month periods ended March 31, 2019 and 2018, respectively.  We expect to make investments in capital projects similar to historical levels.

Cash Flows from Financing Activities

Cash flows from financing activities for continuing operations decreased $1,951.9 million for the six month period ended March 31, 2019 primarily due to the repayment of debt on the Company’s Term Loans, HRG 7.75% Notes and partial paydown of the 6.625% Notes following the receipt of proceeds from the GBL and GAC divestitures.

Debt

During the six month period ended March 31, 2019, SBH recognized net proceeds from the Revolver Facility of $126.0 million primarily to support working capital needs; and $10.3 million of other debt financing. SBH made $2,458.6 million of payment on debts, including the redemption of the USD Term Loans of $1,231.7 million, 7.75% Notes of $890.0 million with a premium on extinguishment of $17.2 million, CAD Term Loan of $32.6 million, partial paydown of 6.625% Notes of $285.0 million with payment of early extinguishment of $6.3 million, and other debt payments of $19.4 million.  As of March 31, 2019, the Company had borrowing availability of $652.4 million, net of outstanding letters of credit and amounts allocated to a foreign subsidiary.

At March 31, 2019, we were in compliance with all covenants under the Senior Credit Agreement and the indentures governing the 6.625% Notes, 6.125% Notes, 5.75% Notes, and 4.00% Notes.

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

Equity

SBH did not issue additional shares of common stock other than the Company’s share-based compensation plans during the six month periods ended March 31, 2019 and 2018.

SBH made cash dividend payments of $44.6 million, or $0.42 per share, during the six month period ended March 31, 2019.  There were no cash dividend payments made by SBH during the six month period ended March 31, 2018.  Prior to the Spectrum merger, Spectrum made cash dividend payments of $48.5 million during the six month period ended March 31, 2018, of which $28.8 million were paid to SBH.

From time to time, SBH will repurchase outstanding shares common stock in the open market or otherwise.  During the six month period ended March 31, 2019, the Company repurchased 4.9 million shares of common stock for $268.5 million at an average price of $54.34 per share as part of its $1 billion common stock repurchase program.  SBH did not repurchase any shares during the six month period ended March 31, 2018.

Liquidity and capital resources of SB/RH are highly dependent upon the financing cash flow activities of SBH.

Liquidity Outlook

The Company’s ability to make principal and interest payment on borrowings under its debt agreements and its ability to fund planned capital expenditures will depend on its ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on its current level of operations, the Company believes that its existing cash balances and expected cash flows from operations will be sufficient to meet its operating requirements for at least the next 12 months. However, the Company may request borrowings under its credit facilities and seek alternative forms of financing or additional investments to achieve its longer-term strategic plans.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations & Other Commercial Commitments

The Company repaid certain of its long-term indebtedness during the six months ended March 31, 2019, as described under Note 11 - Debt.  There have otherwise been no material changes to our contractual obligations & other commercial commitments as discussed in our Annual Report on Form 10-K for the year ended September 30, 2018.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies other than the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which provides for a single comprehensive model for entities to use to account for revenue arising from contracts from customers.  Refer to Note 2 – Significant Accounting Policies and Practices of Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for information about the adoption of Topic 606.  There have been no material changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the year ended September 30, 2018.

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

Interest Rate Risk

A portion of our debt bears interest at variable rates.  If market interest rates increase, the interest rate on variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations.  We also have bank lines of credit at variable interest rates.  As of March 31, 2019, we had $133.8 million subject to variable interest rates, or 5.6% of total debt.  Assuming an increase to market rates of 1% as of March 31, 2019, we would incur an increase to interest expense of $1.4 million.

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

At March 31, 2019, we had $498.4 million equivalent of debt denominated in foreign currencies, which consist primarily of the Euro-denominated 4.00% Notes to the equivalent of $477.0 million, which are recorded in a U.S. Dollar functional entity, and the remaining debt is recorded in countries with the same functional currency as the debt.  The 4.00% Notes are held as a net investment hedge of the translation of the Company’s net investments in Euro-denominated subsidiaries.

At March 31, 2019, a potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $15.1 million.  The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $23.7 million.

Commodity Price Risk

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

At March 31, 2019, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% decline in the underlying commodity prices, would be a loss of $0.5 million.  The net impact on reported earnings, after also including the reduction in cost of one-years purchases of the related commodities due to the same change in commodity prices, would be a gain of $0.3 million.

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

Changes in Internal Control Over Financial Reporting.   During the six month period ended March 31, 2019, the Company made changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) to address deficiencies in the design and implementation of a comprehensive risk assessment over changes in GAAP, financial reporting processes and related controls over significant unusual transactions and that are responsive to changes in business operations, including the initial and subsequent accounting and financial reporting through completion of the respective transactions including the identification, assessment and reporting of assets and liabilities held for sale and the recognition of the results of operations and gain on sale associated with discontinued operations from the GBL and GAC divestitures.  The Company has designed, implemented and performed a risk assessment process to identify and assess the necessary changes in GAAP, financial reporting processes and the related controls over significant unusual transactions that are responsive to changes in the business operations, including the completion of the GBL and GAC divestitures, among others; including the subsequent accounting, financial reporting and related controls associated with the continuing operations and involvement with Energizer as further discussed in Note 3 – Divestitures and Note 17 – Related Parties.  Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the six month period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting.   During the six month period ended March 31, 2019, the Company made changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) to address deficiencies in the design and implementation of a comprehensive risk assessment over changes in GAAP, financial reporting processes and related controls over significant unusual transactions and that are responsive to changes in business operations, including the initial and subsequent accounting and financial reporting through completion of the respective transactions including the identification, assessment and reporting of assets and liabilities held for sale and the recognition of the results of operations and gain on sale associated with discontinued operations from the GBL and GAC divestitures.  The Company has designed, implemented and performed a risk assessment process to identify and assess the necessary changes in GAAP, financial reporting processes and the related controls over significant unusual transactions that are responsive to changes in the business operations, including the completion of the GBL and GAC divestitures, among others; including the subsequent accounting, financial reporting and related controls associated with the continuing operations and involvement with Energizer as further discussed in Note 3 – Divestitures and Note 17 – Related Parties.  Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the six month period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.  We believe that at March 31, 2019, with the exception of change in risk factors discussed below, we believe there are no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2018 and those disclosed in Exhibit 99.2 of the Current Report by SBH and SB/RH on April 5, 2019, which is incorporated by reference herein

We are engaged in shareholder litigation

Following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against companies.  Our stock price is volatile and we have been the target of shareholder litigation.

Federal Court Securities Litigation.  On March 7, 2019, Earl Wagner filed a complaint in the United States District Court for the Western District of Wisconsin against Spectrum Brands Legacy, Inc. (“Spectrum”), Andreas Rouve (Spectrum Brands Legacy, Inc.’s former Chief Executive Officer) and Douglas Martin (Spectrum Brands Legacy, Inc.’s former Chief Financial Officer and the Company’s current Chief Financial Officer).  Wagner is seeking to represent all investors who purchased or otherwise acquired Spectrum Brands Legacy, Inc.’s securities between June 14, 2016 and April 25, 2018.  The complaint alleges that the defendants violated the Securities Exchange Act of 1934 by making misrepresentations and omissions concerning operations at the Company’s facilities in Dayton, Ohio and Edgerton, Kansas and that, as a result, Spectrum Brands Legacy, Inc.’s financial statements were materially inaccurate.  On April 30, 2019, the West Palm Beach Firefighters’ Pension Fund filed a second lawsuit in the same district, naming the same defendants and asserting similar allegations. The Pension Fund is seeking to represent all investors who purchased or otherwise acquired Spectrum Brands Legacy, Inc.’s securities between June 14, 2016 and November 16, 2018. Both complaints seek an unspecified amount of compensatory damages, interest, attorneys’ and expert fees, and costs. It is anticipated that the actions will be consolidated and one operative amended complaint will be filed and one operative pleading designated by the court.  The Company believes the suits are without merit and intends to defend them vigorously.

State Court Securities Lawsuit.  On April 9, 2019, Plymouth County Retirement Association filed a complaint in the Circuit Court of Dane County, Wisconsin against the Company and certain of the Company’s current and former directors and officers.  The plaintiff is seeking to represent all persons and entities that purchased or otherwise acquired the Company’s common stock pursuant to the registration statement that was issued in connection with the Spectrum Merger completed on July 13, 2018.  The complaint alleges that certain financial statements incorporated into the registration statement contained misstatements in violation of the Securities Act of 1933.  The complaint seeks an unspecified amount of compensatory damages, interest, rescission or a rescissory measure of damages, attorneys’ and expert fees, and costs.  The Company believes the suit is without merit and intends to defend it vigorously.

Additional shareholder lawsuits may be filed in the future.    Regardless of their merits, class action lawsuits may result in significant cost to the Company that may not be covered by insurance and may divert attention of management or may otherwise have an adverse effect on our business, financial condition, and results of operation.  Based upon the information currently available, we believe that our ultimate liability on this matter should not be material to our business or financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2018, the Board of Directors approved a $1 billion common stock repurchase program.  The authorization is effective for 36 months.  The following summarizes the activity of common stock repurchases under the program for the six month period ended March 31, 2019:

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that may
	Purchased	Per Share	as Part of Plan	Yet Be Purchased
As of September 30, 2018	—	$—	—	$1,000,000,000
October 1, 2018 to October 28, 2018	—	—	—	—
October 29, 2018 to November 25, 2018	—	—	—	—
November 26, 2018 to December 30, 2018	—	—	—	—
As of December 30, 2018	—	$—	—	$—
December 31, 2018 to January 27, 2019	—	—	—	—
January 28, 2019 to February 24, 2019	1,344,600	52.11	1,344,600	929,931,554
February 25, 2019 to March 31, 2019	3,266,100	55.09	3,266,100	750,001,219
As of March 31, 2019	4,610,700	$54.22	4,610,700	$750,001,219

During the three and six month periods ended March 31, 2019, the Company also repurchased $18.5 million of common stock in private purchases with employees at the fair value, consisting of 0.3 million of common stock repurchases at an average share price of $56.02 per share, which are not included in the common stock repurchase program summarized above.

Item 5.    Other Information

None

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2019
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Douglas L. Martin
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2019
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

Exhibit 10.2

Form of Agreement with David Maura and Ehsan Zargar Regarding Certain Provisions of Such Executive’s Respective Prior Separation Agreements with HRG Group, Inc. (incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on February 7, 2019 (File No. 001-04219)).

Exhibit 31.1

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.*

Exhibit 31.2

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings,  Inc*.

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