Form 10-Q
period 2019-06-30
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2019-08-07
CIK 109177, 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 5, 2019, there were 48,765,552 shares outstanding of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.

SB/RH Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with a reduced disclosure format as permitted by general instruction H(2).

Forward-Looking Statements

We have made or implied certain forward-looking statements in this report. All statements, other than statements of historical facts included in this report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our business strategy, future operations, financial condition, estimated revenues, projected costs, projected synergies, prospects, plans and objectives of management, as well as information concerning expected actions of third parties, are forward-looking statements. When used in this report, the words anticipate, pro forma, seeks, intend, plan, estimate, believe, expect, project, could, will, should, may and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Since these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•the impact of our indebtedness on our business, financial condition and results of operations;

•the impact of restrictions in our debt instruments on our ability to operate our business, finance our capital needs or pursue or expand business strategies;

•any failure to comply with financial covenants and other provisions and restrictions of our debt instruments;

•the impact of actions taken by significant stockholders;

•the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;

•interest rate and exchange rate fluctuations;

•the loss of, significant reduction in, or dependence upon, sales to any significant retail customer(s);

•competitive promotional activity or spending by competitors, or price reductions by competitors;

•the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

•the effects of general economic conditions, including inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where we do business;

•changes in consumer spending preferences and demand for our products;

•our ability to develop and successfully introduce new products, protect our intellectual property and avoid infringing the intellectual property of third parties;

•our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•the seasonal nature of sales of certain of our products;

•the effects of climate change and unusual weather activity;

•the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•public perception regarding the safety of products, that we manufacture or sell, including the potential for environmental liabilities, product liability claims, litigation and other claims related to products manufactured by us and third parties;

•the impact of pending or threatened litigation;

•the impact of cybersecurity breaches or our actual or perceived failure to protect company and personal data;

•changes in accounting policies applicable to our business;

•our ability to utilize our net operating loss carry-forwards to offset tax liabilities from future taxable income;

•government regulations;

•the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•our inability to successfully integrate and operate new acquisitions at the level of financial performance anticipated;

•the unanticipated loss of key members of senior management;

•the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets; and

•the transition to a new chief executive officer and such officer’s ability to determine and implement changes at the Company to improve the Company’s business and financial performance.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Financial Position

As of June 30, 2019, and September 30, 2018

(unaudited)

(in millions)	June 30, 2019	September 30, 2018
Assets
Cash and cash equivalents	$161.4	$552.5
Trade receivables, net	568.5	317.1
Other receivables	62.9	51.7
Inventories	718.6	583.6
Prepaid expenses and other current assets	60.4	63.2
Current assets of business held for sale	—	2,402.6
Total current assets	1,571.8	3,970.7
Property, plant and equipment, net	464.9	500.0
Deferred charges and other	28.5	231.8
Investments	204.7	—
Goodwill	1,451.0	1,454.7
Intangible assets, net	1,567.5	1,641.8
Total assets	$5,288.4	$7,799.0
Liabilities and Shareholders' Equity
Current portion of long-term debt	$13.8	$26.9
Accounts payable	452.7	584.7
Accrued wages and salaries	65.4	55.1
Accrued interest	34.7	65.0
Other current liabilities	452.1	159.4
Current liabilities of business held for sale	—	537.6
Total current liabilities	1,018.7	1,428.7
Long-term debt, net of current portion	2,275.2	4,624.3
Deferred income taxes	35.0	35.0
Other long-term liabilities	75.5	121.4
Total liabilities	3,404.4	6,209.4
Commitments and contingencies (Note 18)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	2,025.3	1,996.7
Accumulated earnings (deficit)	340.5	(180.1)
Accumulated other comprehensive loss, net of tax	(228.7)	(235.8)
Treasury stock	(263.0)	—
Total shareholders' equity	1,874.6	1,581.3
Noncontrolling interest	9.4	8.3
Total equity	1,884.0	1,589.6
Total liabilities and equity	$5,288.4	$7,799.0

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Income

For the three and nine month periods ended June 30, 2019 and 2018

(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except per share)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$1,022.2	$1,029.4	$2,809.2	$2,834.3
Cost of goods sold	660.7	665.2	1,835.3	1,843.4
Restructuring and related charges	0.5	1.5	1.5	3.5
Gross profit	361.0	362.7	972.4	987.4
Selling	152.1	147.1	459.1	453.3
General and administrative	80.6	76.1	263.6	238.4
Research and development	10.5	10.8	32.7	33.8
Restructuring and related charges	20.2	16.4	40.7	51.9
Transaction related charges	4.8	5.5	16.4	20.4
Total operating expenses	268.2	255.9	812.5	797.8
Operating income	92.8	106.8	159.9	189.6
Interest expense	33.9	63.3	185.1	206.4
Other non-operating expense (income), net	39.4	(1.2)	64.2	(2.0)
Income (loss) from continuing operations before income taxes	19.5	44.7	(89.4)	(14.8)
Income tax expense (benefit)	44.2	(354.2)	18.2	(476.4)
Net (loss) income from continuing operations	(24.7)	398.9	(107.6)	461.6
(Loss) income from discontinued operations, net of tax	(1.2)	33.8	699.1	526.5
Net (loss) income	(25.9)	432.7	591.5	988.1
Net income attributable to non-controlling interest	—	27.1	1.2	104.1
Net (loss) income attributable to controlling interest	$(25.9)	$405.6	$590.3	$884.0
Amounts attributable to controlling interest
Net (loss) income from continuing operations attributable to controlling interest	$(24.7)	$382.9	$(108.8)	$390.3
Net (loss) income from discontinued operations attributable to controlling interest	(1.2)	22.7	699.1	493.7
Net (loss) income attributable to controlling interest	$(25.9)	$405.6	$590.3	$884.0
Earnings Per Share
Basic earnings per share from continuing operations	$(0.51)	$11.69	$(2.12)	$12.00
Basic earnings per share from discontinued operations	(0.02)	0.70	13.62	15.17
Basic earnings per share	$(0.53)	$12.39	$11.50	$27.17
Diluted earnings per share from continuing operations	$(0.51)	$11.68	$(2.12)	$11.94
Diluted earnings per share from discontinued operations	(0.02)	0.69	13.62	15.10
Diluted earnings per share	$(0.53)	$12.37	$11.50	$27.04
Dividend per share	$0.42	$—	$1.26	$—
Weighted Average Shares Outstanding
Basic	48.8	32.7	51.3	32.5
Diluted	48.8	32.8	51.3	32.7

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC

Condensed Consolidated Statements of Comprehensive Income

For the three and nine month periods ended June 30, 2019 and 2018

(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net (loss) income	$(25.9)	$432.7	$591.5	$988.1
Foreign currency translation loss	(0.4)	(61.5)	(18.6)	(43.2)
Deferred tax effect	0.1	2.7	(4.8)	6.6
Deferred tax valuation allowance	—	(0.3)		(0.3)
Net unrealized loss on foreign currency translation	(0.3)	(59.1)	(23.4)	(36.9)
Unrealized (loss) gain on derivative instruments
Unrealized (loss) gain on hedging activity before reclassification	(6.6)	40.6	16.9	21.4
Net reclassification for (gain) loss to income from continuing operations	(2.5)	1.8	(8.2)	4.0
Net reclassification for (gain) loss to income from discontinued operations	—	(0.5)	0.5	3.0
Unrealized (loss) gain on hedging instruments after reclassification	(9.1)	41.9	9.2	28.4
Deferred tax effect	2.4	(11.5)	(2.6)	(7.8)
Net unrealized (loss) gain on hedging derivative instruments	(6.7)	30.4	6.6	20.6
Defined benefit pension gain
Defined benefit pension gain before reclassification	0.1	2.8	0.9	0.6
Net reclassification for loss to income from continuing operations	0.5	0.6	1.5	1.9
Net reclassification for loss to income from discontinued operations	—	0.2	0.2	0.5
Defined benefit pension gain after reclassification	0.6	3.6	2.6	3.0
Deferred tax effect	(0.1)	(0.7)	(0.7)	(0.5)
Net defined benefit pension gain	0.5	2.9	1.9	2.5
Unrealized investment gain
Unrealized investment gain before reclassification	—	—	—	26.0
Net reclassification for gain to income from discontinued operations	—	—	—	(6.3)
Unrealized gain on investments after reclassification	—	—	—	19.7
Adjustments to intangible assets	—	—	—	(0.9)
Deferred tax effect	—	—	—	(6.7)
Net unrealized gain on investments	—	—	—	12.1
Deconsolidation of discontinued operations	—	—	21.9	(445.9)
Net change to derive comprehensive (loss) income for the periods	(6.5)	(25.8)	7.0	(447.6)
Comprehensive (loss) income	(32.4)	406.9	598.5	540.5
Comprehensive loss attributable to non-controlling interest	(0.1)	(10.1)	(0.1)	(2.5)
Comprehensive (loss) income attributable to controlling interest	$(32.3)	$417.0	$598.6	$543.0

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC

Condensed Consolidated Statements of Shareholder’s Equity

For the nine month period ended June 30, 2019

(unaudited)

					Accumulated
			Additional	Accumulated	Other		Total	Non-
Nine Month Period Ended June 30, 2019	Common Stock		Paid-in	Earnings	Comprehensive	Treasury	Shareholders'	controlling	Total
(in millions)	Shares	Amount	Capital	(Deficit)	(Loss) Income	Stock	Equity	Interest	Equity
Balances as of September 30, 2018	53.4	$0.5	$1,996.7	$(180.1)	$(235.8)	$—	$1,581.3	$8.3	$1,589.6
Net loss from continuing operations	—	—	—	(29.2)	—	—	(29.2)	0.2	(29.0)
Loss from discontinued operations, net of tax	—	—	—	(83.2)	—	—	(83.2)	—	(83.2)
Other comprehensive loss, net of tax	—	—	—	—	(11.0)	—	(11.0)	—	(11.0)
Treasury stock repurchases	(0.3)	—	—	—	—	(18.5)	(18.5)	—	(18.5)
Restricted stock issued and related tax withholdings	0.3	—	7.5	(0.2)	—	3.9	11.2	—	11.2
Share based compensation	—	—	3.2	—	—	—	3.2	—	3.2
Dividends declared	—	—	—	(22.5)	—	—	(22.5)	—	(22.5)
Cumulative adjustment for adoption of new accounting standards (Note 2)	—	—	—	(3.2)	—	—	(3.2)	—	(3.2)
Balances as of December 30, 2018	53.4	0.5	2,007.4	(318.4)	(246.8)	(14.6)	1,428.1	8.5	1,436.6
Net loss from continuing operations	—	—	—	(55.0)	—	—	(55.0)	1.0	(54.0)
Income from discontinued operations, net of tax	—	—	—	783.6	—	—	783.6	—	783.6
Sale and deconsolidation of discontinued operations	—	—	—	—	21.9	—	21.9	—	21.9
Other comprehensive income, net of tax	—	—	—	—	2.6	—	2.6	—	2.6
Treasury stock repurchases	(4.6)	—	—	—	—	(250.0)	(250.0)	—	(250.0)
Restricted stock issued and related tax withholdings	—	—	(0.2)	—	—	0.4	0.2	—	0.2
Share based compensation	—	—	10.3	—	—	—	10.3	—	10.3
Dividends declared	—	—	—	(22.6)	—	—	(22.6)	—	(22.6)
Balances as of March 31, 2019	48.8	0.5	2,017.5	387.6	(222.3)	(264.2)	1,919.1	9.5	1,928.6
Net loss from continuing operations	—	—	—	(24.7)	—	—	(24.7)	—	(24.7)
Loss from discontinued operations, net of tax	—	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Other comprehensive loss, net of tax	—	—	—	—	(6.4)	—	(6.4)	(0.1)	(6.5)
Restricted stock issued and related tax withholdings	—	—	(1.9)	—	—	1.2	(0.7)	—	(0.7)
Share based compensation	—	—	9.7	—	—	—	9.7	—	9.7
Dividends declared	—	—	—	(21.2)	—	—	(21.2)	—	(21.2)
Balances as of June 30, 2019	48.8	$0.5	$2,025.3	$340.5	$(228.7)	$(263.0)	$1,874.6	$9.4	$1,884.0

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC

Condensed Consolidated Statements of Shareholder’s Equity

For the nine month period ended June 30, 2018

(unaudited)

					Accumulated
			Additional		Other		Total	Non-
Nine Month Period Ended June 30, 2018	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders'	controlling	Total
(in millions)	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Equity	Interest	Equity
Balances as of September 30, 2017	200.6	$2.0	$1,372.9	$(925.9)	$309.0	$—	$758.0	$1,188.9	$1,946.9
Net income from continuing operations	—	—	—	40.0	—	—	40.0	57.2	97.2
Income from discontinued operations, net of tax	—	—	—	467.4	—	—	467.4	14.2	481.6
Other comprehensive income, net of tax	—	—	—	—	9.5	—	9.5	2.5	12.0
Sale and deconsolidation of HRG - Insurance Operations	—	—	—	—	(445.9)	—	(445.9)	(446.4)	(892.3)
Purchase of subsidiary stock	—	—	(10.3)	—	0.6	—	(9.7)	1.7	(8.0)
Excess of stock options and warrants	0.1	—	1.4	—	—	—	1.4	—	1.4
Restricted stock issued and related tax withholdings	—	—	(3.6)	—	—	—	(3.6)	(2.2)	(5.8)
Share based compensation	—	—	3.3	—	—	—	3.3	2.0	5.3
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	—	—	(10.7)	(10.7)
Balances as of December 31, 2017	200.7	2.0	1,363.7	(418.5)	(126.8)	—	820.4	807.2	1,627.6
Net loss from continuing operations	—	—	—	(32.6)	—	—	(32.6)	(2.1)	(34.7)
Income from discontinued operations, net of tax	—	—	—	3.7	—	—	3.7	7.6	11.3
Other comprehensive income, net of tax	—	—	—	—	7.0	—	7.0	5.1	12.1
Purchase of subsidiary stock	—	—	(96.3)	—	(5.5)	—	(101.8)	(148.5)	(250.3)
Excess of stock options and warrants	1.5	0.1	8.6	—	—	—	8.7	—	8.7
Restricted stock issued and related tax withholdings	—	—	(0.7)	—	—	—	(0.7)	—	(0.7)
Share based compensation	—	—	(4.9)	—	—	—	(4.9)	(3.1)	(8.0)
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	—	—	(9.1)	(9.1)
Balances as of March 31, 2018	202.2	2.1	1,270.4	(447.4)	(125.3)	—	699.8	657.1	1,356.9
Net income from continuing operations	—	—	—	382.9	—	—	382.9	16.0	398.9
Income from discontinued operations, net of tax	—	—	—	22.7	—	—	22.7	11.1	33.8
Other comprehensive loss, net of tax	—	—	—	—	(15.7)	—	(15.7)	(10.1)	(25.8)
Purchase of subsidiary stock	—	—	(10.9)	—	(0.8)	—	(11.7)	(18.3)	(30.0)
Excess of stock options and warrants	1.0	—	10.6	—	—	—	10.6	—	10.6
Restricted stock issued and related tax withholdings	—	—	(1.3)	—	—	—	(1.3)	(0.3)	(1.6)
Share based compensation	—	—	1.6	—	—	—	1.6	0.7	2.3
Dividend paid by subsidiary to noncontrolling interest	—	—	—	—	—	—	—	(8.7)	(8.7)
Balances as of June 30, 2018	203.2	$2.1	$1,270.4	$(41.8)	$(141.8)	$—	$1,088.9	$647.5	$1,736.4

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended June 30, 2019 and 2018

(unaudited)

	Nine Month Periods Ended
(in millions)	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net income	$591.5	$988.1
Income from discontinued operations, net of tax	699.1	526.5
Net (loss) income from continuing operations	(107.6)	461.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	138.4	96.6
Share based compensation	35.8	7.0
Unrealized loss on investments	38.2	—
Purchase accounting inventory adjustment	—	0.8
Pet safety recall inventory write-off	—	3.6
Amortization of debt issuance costs and debt discount	8.3	15.7
Write-off of unamortized discount and debt issuance costs	36.6	—
Dividend from subsidiaries classified as discontinued operations	—	3.1
Deferred tax benefit	(25.2)	(403.5)
Net changes in operating assets and liabilities	(310.6)	(360.1)
Net cash used by operating activities from continuing operations	(186.1)	(175.2)
Net cash (used) provided by operating activities from discontinued operations	(250.4)	118.8
Net cash used by operating activities	(436.5)	(56.4)
Cash flows from investing activities
Purchases of property, plant and equipment	(40.3)	(56.6)
Proceeds from sales of property, plant and equipment	0.1	2.8
Proceeds from sale of discontinued operations, net of cash	2,854.4	1,546.8
Other investing activity	(0.2)	(0.5)
Net cash provided by investing activities from continuing operations	2,814.0	1,492.5
Net cash used by investing activities from discontinued operations	(5.4)	(194.3)
Net cash provided by investing activities	2,808.6	1,298.2
Cash flows from financing activities
Proceeds from issuance of debt	54.0	556.8
Payment of debt, including premium on extinguishment	(2,475.1)	(1,010.6)
Payment of debt issuance costs	(0.1)	(0.4)
Treasury stock purchases	(268.5)	—
Purchases of subsidiary stock, net	—	(288.0)
Dividends paid to shareholders	(65.1)	—
Dividends paid by subsidiary to non-controlling interest	—	(28.4)
Share based award tax withholding payments, net of proceeds upon vesting	(3.3)	(24.3)
Other financing activities, net	(8.9)	20.7
Net cash used by financing activities from continuing operations	(2,767.0)	(774.2)
Net cash (used) provided by financing activities from discontinued operations	(2.2)	117.7
Net cash used by financing activities	(2,769.2)	(656.5)
Effect of exchange rate changes on cash and cash equivalents	(2.9)	(3.1)
Net change in cash, cash equivalents and restricted cash	(400.0)	582.2
Net change in cash, cash equivalents and restricted cash in discontinued operations	—	37.7
Net change in cash, cash equivalents and restricted cash in continuing operations	(400.0)	544.5
Cash, cash equivalents, and restricted cash, beginning of period	561.4	254.8
Cash, cash equivalents, and restricted cash, end of period	$161.4	$799.3
Supplemental disclosure of cash flow information
Cash paid for interest	$172.1	$234.7
Cash paid for taxes	$43.9	$32.7
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$2.1	$3.7
Non cash financing activities
Issuance of shares through stock compensation plan	$26.1	$—

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Financial Position

As of June 30, 2019, and September 30, 2018

(unaudited)

(in millions)	June 30, 2019	September 30, 2018
Assets
Cash and cash equivalents	$156.2	$505.4
Trade receivables, net	568.5	317.1
Other receivables	128.5	95.1
Inventories	718.6	583.6
Prepaid expenses and other current assets	60.4	62.9
Current assets of business held for sale	—	2,402.6
Total current assets	1,632.2	3,966.7
Property, plant and equipment, net	464.9	500.0
Deferred charges and other	35.0	74.2
Investments	204.7	—
Goodwill	1,451.0	1,454.7
Intangible assets, net	1,567.5	1,641.8
Total assets	$5,355.3	$7,637.4
Liabilities and Shareholder's Equity
Current portion of long-term debt	$13.8	$546.9
Accounts payable	459.6	584.7
Accrued wages and salaries	65.4	55.4
Accrued interest	34.7	55.0
Other current liabilities	564.0	152.3
Current liabilities of business held for sale	—	537.6
Total current liabilities	1,137.5	1,931.9
Long-term debt, net of current portion	2,200.1	3,686.4
Deferred income taxes	352.1	287.0
Other long-term liabilities	75.3	120.4
Total liabilities	3,765.0	6,025.7
Commitments and contingencies (Note 18)
Shareholder's equity
Other capital	2,105.8	2,073.0
Accumulated deficit	(297.8)	(235.5)
Accumulated other comprehensive loss, net of tax	(228.7)	(235.7)
Total shareholder's equity	1,579.3	1,601.8
Noncontrolling interest	11.0	9.9
Total equity	1,590.3	1,611.7
Total liabilities and equity	$5,355.3	$7,637.4

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Income

For the three and nine month periods ended June 30, 2019 and July 1, 2018

(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net Sales	$1,022.2	$1,029.4	$2,809.2	$2,834.3
Cost of goods sold	660.7	665.2	1,835.3	1,843.4
Restructuring and related charges	0.5	1.5	1.5	3.5
Gross profit	361.0	362.7	972.4	987.4
Selling	152.1	147.1	459.1	453.3
General and administrative	79.3	66.9	259.8	192.1
Research and development	10.5	10.8	32.7	33.8
Restructuring and related charges	20.2	16.4	40.7	51.9
Transaction related charges	4.8	5.5	16.4	20.4
Total operating expenses	266.9	246.7	808.7	751.5
Operating income	94.1	116.0	163.7	235.9
Interest expense	33.7	43.4	125.2	124.0
Other non-operating expense, net	39.4	2.9	64.5	6.1
Income (loss) from continuing operations before income taxes	21.0	69.7	(26.0)	105.8
Income tax expense (benefit)	49.9	23.6	34.1	(102.9)
Net (loss) income from continuing operations	(28.9)	46.1	(60.1)	208.7
(Loss) income from discontinued operations, net of tax	(1.2)	27.8	699.1	60.6
Net (loss) income	(30.1)	73.9	639.0	269.3
Net income attributable to non-controlling interest	—	0.2	1.2	1.2
Net (loss) income attributable to controlling interest	$(30.1)	$73.7	$637.8	$268.1
Amounts attributable to controlling interest
Net (loss) income from continuing operations attributable to controlling interest	$(28.9)	$45.9	$(61.3)	$207.5
Net (loss) income from discontinued operations attributable to controlling interest	(1.2)	27.8	699.1	60.6
Net (loss) income attributable to controlling interest	$(30.1)	$73.7	$637.8	$268.1

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Comprehensive Income

For the three and nine month periods ended June 30, 2019 and July 1, 2018

(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net (loss) income	$(30.1)	$73.9	$639.0	$269.3
Other comprehensive income (loss)
Foreign currency translation loss	(0.4)	(61.5)	(18.6)	(43.2)
Deferred tax effect	0.1	2.7	(4.8)	6.6
Deferred tax valuation allowance	—	(0.3)	—	(0.3)
Net unrealized loss on foreign currency translation	(0.3)	(59.1)	(23.4)	(36.9)
Unrealized (loss) gain on derivative instruments
Unrealized (loss) gain on hedging activity before reclassification	(6.6)	40.6	16.9	21.4
Net reclassification for (gain) loss to income from continuing operations	(2.5)	1.8	(8.2)	4.0
Net reclassification for (gain) loss to income from discontinued operations	—	(0.5)	0.5	3.0
Unrealized (loss) gain on hedging instruments after reclassification	(9.1)	41.9	9.2	28.4
Deferred tax effect	2.4	(11.5)	(2.6)	(7.8)
Net unrealized (loss) gain on hedging derivative instruments	(6.7)	30.4	6.6	20.6
Defined benefit pension gain
Defined benefit pension gain before reclassification	0.1	2.8	0.9	0.6
Net reclassification for loss to income from continuing operations	0.5	0.6	1.5	1.9
Net reclassification for loss to income from discontinued operations	—	0.2	0.2	0.5
Defined benefit pension gain after reclassification	0.6	3.6	2.6	3.0
Deferred tax effect	(0.1)	(0.7)	(0.7)	(0.5)
Net defined benefit pension gain	0.5	2.9	1.9	2.5
Deconsolidation of discontinued operations	—	—	21.9	—
Net change to derive comprehensive (loss) income for the period	(6.5)	(25.8)	7.0	(13.8)
Comprehensive (loss) income	(36.6)	48.1	646.0	255.5
Comprehensive loss attributable to non-controlling interest	(0.1)	(0.6)	(0.1)	(0.1)
Comprehensive (loss) income attributable to controlling interest	$(36.5)	$48.7	$646.1	$255.6

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Shareholder’s Equity

For the nine month periods ended June 30, 2019 and July 1, 2018

(unaudited)

			Accumulated
			Other	Total	Non-
	Other	Accumulated	Comprehensive	Shareholder's	controlling
Nine Month Period Ended June 30, 2019 (in millions)	Capital	Deficit	(Loss) Income	Equity	Interest	Total Equity
Balances as of September 30, 2018	$2,073.0	$(235.5)	$(235.7)	$1,601.8	$9.9	$1,611.7
Net loss from continuing operations	—	(19.1)	—	(19.1)	0.2	(18.9)
Loss from discontinued operations, net of tax	—	(83.2)	—	(83.2)	—	(83.2)
Other comprehensive loss, net of tax	—	—	(11.1)	(11.1)	—	(11.1)
Restricted stock issued and related tax withholdings	11.3	—	—	11.3	—	11.3
Share based compensation	2.8	—	—	2.8	—	2.8
Dividends paid to parent	—	(30.4)	—	(30.4)	—	(30.4)
Cumulative adjustment for adoption of new accounting standards (Note 2)	—	(3.2)	—	(3.2)	—	(3.2)
Balances as of December 30, 2018	2,087.1	(371.4)	(246.8)	1,468.9	10.1	1,479.0
Net loss from continuing operations	—	(13.4)	—	(13.4)	1.0	(12.4)
Income from discontinued operations, net of tax	—	783.6	—	783.6	—	783.6
Sale and deconsolidation of discontinued operations	—	—	21.9	21.9	—	21.9
Other comprehensive income, net of tax	—	—	2.6	2.6	—	2.6
Restricted stock issued and related tax withholdings	0.2	—	—	0.2	—	0.2
Share based compensation	9.9	—	—	9.9	—	9.9
Dividends paid to parent	—	(646.0)	—	(646.0)	—	(646.0)
Balances as of March 31, 2019	2,097.2	(247.2)	(222.3)	1,627.7	11.1	1,638.8
Net loss from continuing operations	—	(28.9)	—	(28.9)	—	(28.9)
Loss from discontinued operations, net of tax	—	(1.2)	—	(1.2)	—	(1.2)
Other comprehensive loss, net of tax	—	—	(6.4)	(6.4)	(0.1)	(6.5)
Restricted stock issued and related tax withholdings	(0.7)	—	—	(0.7)	—	(0.7)
Share based compensation	9.3	—	—	9.3	—	9.3
Dividends paid to parent	—	(20.5)	—	(20.5)	—	(20.5)
Balances as of June 30, 2019	$2,105.8	$(297.8)	$(228.7)	$1,579.3	$11.0	$1,590.3

			Accumulated
			Other	Total	Non-
	Other	Accumulated	Comprehensive	Shareholder's	controlling
Nine Month Period Ended July 1, 2018 (in millions)	Capital	Deficit	(Loss) Income	Equity	Interest	Total Equity
Balances as of September 30, 2017	$2,079.0	$(42.8)	$(209.6)	$1,826.6	$8.8	$1,835.4
Net income from continuing operations	—	146.8	—	146.8	0.9	147.7
Income from discontinued operations, net of tax	—	21.7	—	21.7	—	21.7
Other comprehensive loss, net of tax	—	—	(0.3)	(0.3)	0.2	(0.1)
Restricted stock issued and related tax withholdings	(3.9)	—	—	(3.9)	—	(3.9)
Share based compensation	4.4	—	—	4.4	—	4.4
Dividends paid to parent	—	(24.2)	—	(24.2)	—	(24.2)
Balances as of December 31, 2017	2,079.5	101.5	(209.9)	1,971.1	9.9	1,981.0
Net income from continuing operations	—	14.8	—	14.8	0.1	14.9
Income from discontinued operations, net of tax	—	11.3	—	11.3	—	11.3
Other comprehensive income, net of tax	—	—	11.8	11.8	0.3	12.1
Restricted stock issued and related tax withholdings	(0.1)	—	—	(0.1)	—	(0.1)
Share based compensation	(8.7)	—	—	(8.7)	—	(8.7)
Dividends paid to parent	—	(274.4)	—	(274.4)	—	(274.4)
Balances as of April 1, 2018	2,070.7	(146.8)	(198.1)	1,725.8	10.3	1,736.1
Net income from continuing operations	—	45.9	—	45.9	0.2	46.1
Income from discontinued operations, net of tax	—	27.8	—	27.8	—	27.8
Other comprehensive loss, net of tax	—	—	(25.2)	(25.2)	(0.6)	(25.8)
Restricted stock issued and related tax withholdings	(0.9)	—	—	(0.9)	—	(0.9)
Share based compensation	1.6	—	—	1.6	—	1.6
Dividends paid to parent	—	(53.2)	—	(53.2)	—	(53.2)
Balances as of July 1, 2018	$2,071.4	$(126.3)	$(223.3)	$1,721.8	$9.9	$1,731.7

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended June 30, 2019 and July 1, 2018

(unaudited)

	Nine Month Periods Ended
(in millions)	June 30, 2019	July 1, 2018
Cash flows from operating activities
Net income	$639.0	$269.3
Income from discontinued operations, net of tax	699.1	60.6
Net (loss) income from continuing operations	(60.1)	208.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	138.4	96.5
Share based compensation	34.7	4.6
Unrealized loss on investments	38.2	—
Purchase accounting inventory adjustment	—	0.8
Pet safety recall inventory write-off	—	3.6
Amortization of debt issuance costs and debt discount	5.0	6.7
Write-off of unamortized discount and debt issuance costs	12.7	—
Deferred tax benefit	(9.2)	(49.5)
Net changes in operating assets and liabilities	(331.1)	(390.5)
Net cash used by operating activities from continuing operations	(171.4)	(119.1)
Net cash (used) provided by operating activities from discontinued operations	(250.4)	21.6
Net cash used by operating activities	(421.8)	(97.5)
Cash flows from investing activities
Purchases of property, plant and equipment	(40.3)	(56.6)
Proceeds from sales of property, plant and equipment	0.1	2.8
Proceeds from sale of discontinued operations, net of cash	2,854.4	—
Other investing activities	(0.2)	(0.5)
Net cash provided (used) by investing activities from continuing operations	2,814.0	(54.3)
Net cash used by investing activities from discontinued operations	(5.4)	(19.5)
Net cash provided (used) by investing activities	2,808.6	(73.8)
Cash flows from financing activities
Proceeds from issuance of debt	54.0	556.8
Payment of debt, including premium on extinguishment	(2,087.9)	(54.1)
Payment of debt issuance costs	(0.1)	(0.4)
Payment of cash dividends to parent	(696.9)	(351.8)
Other financing	(8.9)	—
Net cash (used) provided by financing activities from continuing operations	(2,739.8)	150.5
Net cash (used) provided by financing activities from discontinued operations	(2.2)	2.6
Net cash (used) provided by financing activities	(2,742.0)	153.1
Effect of exchange rate changes on cash and cash equivalents	(2.9)	(3.1)
Net change in cash, cash equivalents and restricted cash	(358.1)	(21.3)
Cash, cash equivalents, and restricted cash, beginning of period	514.3	183.5
Cash, cash equivalents, and restricted cash, end of period	$156.2	$162.2
Supplemental disclosure of cash flow information
Cash paid for interest	$141.0	$164.2
Cash paid for taxes	$43.9	$32.7
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$2.1	$3.7

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

This report is a combined report of Spectrum Brands Holdings, Inc. (“SBH”, formerly HRG Group, Inc.) and SB/RH Holdings, LLC (“SB/RH”) (collectively, the “Company”). The notes to the condensed consolidated financial statements that follow include both consolidated SBH and SB/RH notes, unless otherwise indicated below.

NOTE 1 - DESCRIPTION OF BUSINESS

We are a diversified global branded consumer products company. The Company manages the business in four vertically integrated, product-focused segments: (i) Hardware & Home Improvement (“HHI”), (ii) Home and Personal Care (“HPC”), (iii) Global Pet Care (“PET”), and (iv) Home and Garden (“H&G”). The Company manufactures, markets and/or distributes its products in the North America (“NA”), Europe, the Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, and construction companies. We enjoy strong name recognition in our regions with our various brands and patented technologies in several product categories and types. Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president or general manager responsible for sales and marketing initiatives and the financial results for all product lines within that segment. See Note 19 - Segment Information for more information pertaining to Spectrum’s segments of continuing operations. The following table summarizes the respective product types, brands, and regions for each of the segments of continuing operations:

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

Residential Locksets: Kwikset®, Weiser®, Baldwin®, EZSET®, and Tell Manufacturing® Plumbing & Accessories: Pfister® Builders' Hardware: National Hardware®, FANAL®, and Stanley®
HPC

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
Aquatics: Consumer and commercial aquarium kits, stand-alone tanks; aquatics equipment such as filtration systems, heaters and pumps; and aquatics consumables such as fish food, water management and care

Companion Animal: 8IN1® (8-in-1), Dingo®, Nature's Miracle®, Wild Harvest™, Littermaid®, Jungle®, Excel®, FURminator®, IAMS® (Europe only), Eukanuba® (Europe only), Healthy-Hide®, DreamBone®, SmartBones®, ProSense®, Perfect Coat®, eCOTRITION®, Birdola® and Digest-eeze®.
Aquatics: Tetra®, Marineland®, GloFish®, Whisper® and Instant Ocean®.

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

On January 2, 2019, the Company completed the sale of its GBL business pursuant to the GBL acquisition agreement with Energizer Holdings, Inc. (“Energizer”) for cash proceeds of $1,956.2 million, subject to customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications under the acquisition agreement and an estimated $200.0 million contingent purchase price adjustment for the settlement of the planned divestiture of the Varta® consumer batteries business by Energizer in accordance with the GBL acquisition agreement. The results of operations and gain on sale for disposal of the GBL business are recognized as a component of discontinued operations.

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

SB/RH Holdings, LLC

SB/RH is a wholly owned subsidiary of Spectrum and ultimately, SBH. Spectrum Brands, Inc. (“SBI”), a wholly-owned subsidiary of SB/RH incurred certain debt guaranteed by SB/RH and domestic subsidiaries of SBI. See Note 11 - Debt for more information pertaining to debt. The reportable segments of SB/RH are consistent with the segments of SBH.

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

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

SBH’s fiscal year ends on September 30 and the quarters ended on the last calendar day of the months of December, March and June prior to the completion of the Spectrum Merger on July 13, 2018 (See Note 4 – Acquisitions for further detail on the Spectrum Merger). SBH’s fiscal year ends September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three month period, included within this Quarterly Report for SBH, is June 30, 2019 and June 30, 2018, consistent with the fiscal calendar and the fiscal period end date for the three and nine month periods included within this Quarter Report for SB/RH is June 30, 2019 and July 1, 2018, consistent to the Spectrum fiscal calendar. The Company did not adjust for the difference in the fiscal periods between Spectrum and HRG, as such difference would be less than 93 days, pursuant to Regulation S-X Rule 3A-02.

Prior year misstatement

During the fiscal fourth quarter of the year ended September 30, 2018, the Company identified a cumulative out of period error in Income from Discontinued Operations, net of tax, from depreciation on property plant and equipment and amortization of definite-lived intangible assets that was included as part of the GBA disposal group, including both GBL and HPC operations, and recognized as a component of discontinued operations subsequent to being recognized as held for sale effective December 29, 2018. The Company has updated the consolidated financial results for the three and nine month periods ended June 30, 2018, to remove depreciation and amortization of $13.7 million and $27.0 million, respectively, from Income from Discontinued Operations, net of tax. As a result, the GBL divestiture for the three month period ended June 30, 2018 does not include depreciation & amortization from property, plant and equipment, and definite-lived intangible assets. Additionally, in November 2018, the Company made a strategic decision to cease marketing and actively pursuing a sale of the HPC division and to continue to manage and operate the business for continued use. Subsequently, the HPC net assets were reclassified as held for use and the operating results and cash flows are included within the Company’s income from continuing operations for both the three and nine month periods ended June 30, 2019 and 2018. Upon recognition of the Company’s change in plan to sell HPC, the net assets were measured at the carrying amount before HPC was classified as held for sale and adjusted for depreciation and amortization expense that would have been recognized had the business been continuously classified as held and used. There was no impairment or loss recognized when the decision to not sell was made.

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

Product Sales

Our customers mostly consist of retailers, wholesalers and distributors, and construction companies with the intention to sell and distribute to an end consumer. Spectrum recognizes revenue from the sale of products upon transfer of control to the customer. For the majority of our product sales, the transfer of control is recognized when we ship the product from our facilities to the customer. Timing of revenue recognition for a majority of the Company’s sales continues to be consistent. Previously, the Company deferred recognition of revenue if title and risk of loss were retained upon shipment, but the customer arranged and paid for freight such that they had physical possession and control. Under Topic 606, the Company recognizes revenue at the time of shipment for these transactions. This change did not have a material impact on the Company’s adoption of the new standard on October 1, 2018 or comparability to revenue in prior periods.

Licensing Revenue

The Company also sells licenses of its brands to third-party sellers and manufacturers for the development, production, sales & distribution of products that are not directly managed or offered by the Company. The Company maintains all right of ownership of the intellectual property and contracts with its customer for the use of the intellectual property in their operations. Under ASC 606, revenue derived from the right-to-access licenses is recognized using the over time revenue recognition method. We elected to recognize revenue under the ‘as-invoiced’ practical expedient method at the amount we are able to bill using a time-elapsed measure of progress. The Company has assessed that recognizing revenue based on a time-elapsed measure of progress, taking into consideration any minimum guarantee provisions under the contract, appropriately depicts its performance of providing access to the Company’s brands, trade names, logos, etc. This change did not have a material impact on the Company’s adoption of the new standard on October 1, 2018 or comparability to revenue recognition in prior periods.

Other Revenue

Other revenue consists primarily of installation or maintenance services that are provided to certain customers in the PET segment. The services are often associated with the sale of product but are also provided separately and are considered a distinct performance obligation separate from product sales.

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

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

Product returns

In the normal course of business, Spectrum may allow customers to return product per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to receive. For the anticipated value of the returns, the adoption of Topic 606 resulted in the recognition of a return asset included in the Prepaid Expenses and Other Current Assets and the returns liability recognized in Other Current Liabilities. The Company recognized an expected returns liability of $40.5 million as of June 30, 2019, most of which the Company does not expect or anticipate a returned asset. Prior to the adoption of Topic 606, the reserve for product returns was recognized net of anticipated value of returned product as a reduction to Trade Receivable, Net on the Company’s Condensed Consolidated Statement of Financial Position and was $34.6 million as of September 30, 2018.

Practical Expedients and Exemptions

•The Company accounts for shipping and handling activities which occur after control of the related goods transfers as fulfillment activities instead of assessing such activities as performance obligations. The use of the practical expedient did not impact the accounting for the adoption of Topic 606.

•The Company does not adjust the promised amount of consideration for the effects of a significant financing component, as the period between the transfer of a promised good or service to a customer and the customer’s payment for the good or service is one year or less.

•The Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

•The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period is immaterial.

•The Company generally expenses sales commissions and other contract and fulfillment costs when the amortization period is less than one year. The Company records these costs within selling, general and administrative expenses. For costs amortized over a period longer than one year, such as fixtures which are much more permanent in nature, the Company defers and amortizes over the supportable period based upon historical assumptions and analysis. The costs for permanent displays are incorporated into the pricing of product sold to customer.

•The Company excludes all sales taxes that are assessed by a governmental authority from the transaction price.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which addresses diversity in practice with the classification and presentation of restricted cash in the statement of cash flow, classifying transfers between cash and restricted cash as operating, investing, or financing activities, or as a combination of those activities, in the statement of cash flows. The amendment requires the statement of cash flows to explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents; and include with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The Company retrospectively adopted ASU 2016-18 on October 1, 2018. The Company does not have any restricted cash on the Condensed Consolidated Statement of Financial Position as of June 30, 2019; however, the Company had $8.9 million of restricted cash included in Prepaid Expenses and Other Current Assets on the Condensed Consolidated Statement of Financial Position as of September 30, 2018 that primarily consisted of funds held in escrow for a contingent payment related to our PetMatrix acquisition that was subsequently paid during the current quarter. Restricted cash and changes in restricted cash have been reflected in the Company’s Condensed Consolidated Statements of Cash Flows for the nine month periods ended June 30, 2019 and 2018.

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

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

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

In October 2016, the FASB issued ASU No. 2016-16“Intra-Entity Transfers of Assets Other Than Inventory”, which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. Upon adoption of ASU 2016-16, the Company recognized the tax expense from the sale of that asset in the seller’s tax jurisdiction when the transfer occurred, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arose in the buyer’s jurisdiction was also recognized at the time of the transfer. Modified retrospective adoption was required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. The cumulative-effect adjustment consisted of the net impact from (1) the write-off of any unamortized tax expense previously deferred and (2) recognition of any previously unrecognized deferred tax assets, net of any necessary valuation allowances. The Company implemented this ASU on October 1, 2018. During the fiscal second quarter ended March 31, 2019, the Company identified an error in the impact from adoption on the Company’s deferred tax assets of $30.7 million, impacting the cumulative impact from adoption recognized. The Company concluded that the misstatement was not material to the consolidated financial statements and corrected the cumulative adoption at the beginning of the fiscal year ending September 30, 2019 in the Company’s Condensed Consolidated Statement of Shareholders’ Equity. Effectively, the cumulative impact arising from the adoption was a decrease to Accumulated Earnings as of October 1, 2018 of $2.4 million. The impact of the adoption of this standard on future periods is dependent on future asset transfers, which generally occur in connection with acquisitions and other business restructuring activities.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in ASC 840, Leases. This ASU requires lessees to recognize lease assets and liabilities on the balance sheet, as well as to disclose key information about leasing arrangements. Although the new ASU requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. The ASU can be applied using a modified retrospective approach, with a number of optional practical expedients relating to the identification and classification of leases that commenced before the effective date, along with the ability to use hindsight in the evaluation of lease decisions, that entities may elect to apply. The Company will adopt ASU 2016-02 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of its first quarter of 2020. We have performed a preliminary assessment of the impact of the pronouncement to the Company’s financial statements and are currently performing detailed assessments over identified lease arrangements and the impact to our processes and control environment. We have not measured the impact of adoption at this point in our assessment and have not concluded on the overall materiality of the impact of adoption to the Company’s consolidated financial statements.

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

Transaction related charges

Transaction related charges consist of transaction costs from (1) qualifying acquisition transactions associated with the completion of the purchase of net assets or equity interest of a business such as a business combination, equity investment, joint venture or purchase of non-controlling interest; (2) subsequent integration related project costs directly associated with an acquired business including costs for integration of acquired operations into the Company’s shared service platforms, termination of redundant positions and locations, employee transition costs, integration related professional fees and other post business combination expenses; and (3) divestiture support and separation costs consisting of incremental costs incurred by the continuing operations after completion of the transaction to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction. Divestiture-related charges prior to completion of the transaction are recognized as a component of Income from Discontinued Operations, net of tax. Transaction costs include, but are not limited to, banking, advisory, legal, accounting, valuation, and other professional fees directly related to the respective transactions. Additionally, transaction related charges include costs attributable to the plan to market and sell the HPC operations that was subsequently classified as continuing operations for all periods presented. See Note 3 – Divestitures and Note 17 – Related Party Transactions for more information. The following table summarizes transaction related charges incurred by the Company during the three and nine month periods ended June 30, 2019 and 2018:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
HHI integration	$—	$0.9	$0.9	$5.5
PetMatrix integration	—	0.8	—	4.5
HPC divestiture	0.6	2.4	6.1	7.8
GBL post divestiture separation	3.3	—	5.8	—
GAC post divestiture separation	—	—	0.4	—
Other integration	0.9	1.4	3.2	2.6
Total transaction-related charges	$4.8	$5.5	$16.4	$20.4

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 3 – DIVESTITURES

The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the accompanying Condensed Consolidated Statement of Income for the three and nine month periods ended June 30, 2019 and 2018.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
(Loss) income from discontinued operations before income taxes - GBL	$(5.7)	$(9.7)	$975.7	$17.9
Income (loss) from discontinued operations before income taxes - GAC	0.8	37.5	(114.7)	55.2
Income from discontinued operations before income taxes - HRG Insurance Operations	—	—	—	476.4
(Loss) income from discontinued operations before income taxes	(4.9)	27.8	861.0	549.5
Income tax (benefit) expense from discontinued operations	(3.7)	(6.0)	161.9	23.0
(Loss) income from discontinued operations, net of tax	(1.2)	33.8	699.1	526.5
Income from discontinued operations, net of tax attributable to noncontrolling interest	—	11.1	—	32.8
(Loss) income from discontinued operations, net of tax attributable to controlling interest	$(1.2)	$22.7	$699.1	$493.7

GBL

On January 2, 2019, the Company completed the sale of its GBL business pursuant to the GBL acquisition agreement with Energizer for cash proceeds of $1,956.2 million, resulting in a pre-tax gain on sale of $990.6 million, including the estimated settlement of customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications under the acquisition agreement and an estimated contingent purchase price adjustment for the settlement of the planned divestiture of the Varta® consumer batteries business by Energizer. The results of operations and gain on sale for disposal of the GBL business are recognized as a component of discontinued operations.

The GBL acquisition agreement provides for a purchase price adjustment that is contingent upon the completion of the divestiture of the Varta® consumer battery, chargers, portable power and portable lighting business in the EMEA region by Energizer, including manufacturing and distribution facilities in Germany. The purchase price adjustment includes a potential downward adjustment equal to 75% of the difference between the divestiture sale price and the target sale price of $600 million, not to exceed $200 million, or a potential upward adjustment equal to 25% of the excess purchase price. On May 29, 2019, Energizer entered into an agreement to sell the Varta® consumer batteries business and, in accordance with the terms and conditions of the GBL acquisition agreement, Spectrum will contribute USD $200.0 million to Energizer in connection with the sale of the Varta® consumer batteries business.

The Company and Energizer have agreed to indemnify each other for losses arising from certain breaches of the GBL acquisition agreement and for certain other matters. Spectrum has agreed to indemnify Energizer for certain liabilities relating to the assets retained by Spectrum, and Energizer has agreed to indemnify Spectrum for certain liabilities assumed by Energizer, in each case as described in the acquisition agreement. The Company has recognized $50.4 million related to indemnifications in accordance with the acquisition agreement.

As of June 30, 2019, the Company has recognized an estimated net settlement payable of $235.4 million in Other Current Liabilities and $18.9 million in Other Long-Term Liabilities on the Company’s Condensed Consolidated Financial Statements associated with the GBL acquisition agreement, including the subsequent settlement of customary purchase price adjustments for working capital and assumed indebtedness, tax and legal indemnifications, contingent purchase price adjustment for the settlement of the planned Varta® consumer batteries business and other agreed-upon funding in accordance with the agreement.

Spectrum and Energizer entered into related agreements that became effective upon the consummation of the acquisition including a customary transition services agreement (“TSA”) and reverse TSA. The TSA and reverse TSA are recognized as a component of continuing operations for periods following the completion of the GBL sale. See Note 17 – Related Party Transactions for additional discussion.

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

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 3 – DIVESTITURES (continued)

The following table summarizes the components of income from discontinued operations before income taxes associated with the GBL divestiture in the accompanying Consolidated Statements of Operations for the three and nine month periods ended June 30, 2019 and 2018 with the close of the GBL divestiture on January 2, 2019.

	Three Month Period Ended		Nine Month Period Ended
(in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$—	$187.6	$249.0	$645.7
Cost of goods sold	—	118.7	164.6	410.0
Gross profit	—	68.9	84.4	235.7
Operating expenses	—	63.6	57.0	177.4
Operating income	—	5.3	27.4	58.3
Interest expense	—	13.8	23.3	39.0
Other non-operating expense, net	—	1.2	0.5	1.4
Loss (Gain) on sale	5.7	—	(990.6)	—
Reclassification of accumulated other comprehensive income	—	—	18.5	—
(Loss) income from discontinued operations before income taxes	$(5.7)	$(9.7)	$975.7	$17.9

Beginning in January 2018, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with GBL therefore no depreciation and amortization was recognized during the three and nine month periods ended June 30, 2019. For the nine month period ended June 30, 2018, the depreciation and amortization expense of $8.3 million was recognized. Interest expense consists of interest from debt directly held by subsidiaries of the business held for sale, including interest from capital leases, and interest on Term Loans required to be paid down using proceeds received on disposal on sale of a business. The Company paid down the Term Loans after the completion of the GBL divestiture. See Note 11 – Debt for further discussion. No impairment loss was recognized as the proceeds from the disposal of the business were more than the carrying value. During the nine month period ended June 30, 2019, the Company incurred transaction costs of $12.9 million associated with the divestiture, which were recognized as a component of income from discontinued operations. During the three month period ended June 30, 2019, the Company recognized adjustments to gain on sale for changes to the estimated settlement of customary purchase price adjustment, tax and legal indemnifications, and other agreed-upon funding under the acquisition agreement.

During the three and nine month periods ended June 30, 2018, the Company incurred transaction costs of $21.0 million and $40.4 million, respectively. Transaction costs were expensed as incurred and include fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transaction. After the completion of the divestiture, the Company incurred incremental costs to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction which have been recognized as Transaction Related Charges as part of continuing operations on the Company’s Condensed Consolidated Statement of Income. See Note 2 – Basis of Presentation & Significant Accounting Policies for further detail.

GAC

On January 28, 2019, the Company completed the sale of its GAC business pursuant to the GAC acquisition agreement with Energizer for $938.7 million in cash proceeds and $242.1 million in stock consideration of common stock of Energizer, resulting in the write-down of net assets held for sale of $110.0 million during the nine month period ended June 30, 2019, including the estimated settlement of customary purchase price adjustments for working capital and assumed indebtedness, and recognition of tax and legal indemnifications in accordance with the GAC acquisition agreement. The results of operations and write-down of net assets held for sale for the disposal of the GAC business were recognized as a component of discontinued operations.

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

As of June 30, 2019, the Company has recognized an estimated net settlement receivable of $4.0 million in Non-Trade Receivables on the Company’s Condensed Consolidated Financial Statements associated with GAC acquisition agreement, including the subsequent settlement of customary purchase price adjustments for working capital and assumed indebtedness, tax and legal indemnifications, and other agreed-upon funding in accordance with the agreement.

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

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

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

The following table summarizes the components of income from discontinued operations before income taxes associated with the GAC divestiture in the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2019 and 2018, with the close of the GAC divestiture on January 28, 2019.

	Three Month Period Ended		Nine Month Period Ended
(in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$—	$175.2	$87.7	$362.4
Cost of goods sold	—	101.3	52.5	217.8
Gross profit	—	73.9	35.2	144.6
Operating expenses	—	35.5	35.7	87.8
Operating income (loss)	—	38.4	(0.5)	56.8
Interest expense	—	0.5	0.7	1.5
Other non-operating expense, net	—	0.4	0.2	0.1
Write-down of assets of business held for sale to fair value less cost to sell	(0.8)	—	110.0	—
Reclassification of accumulated other comprehensive income	—	—	3.3	—
Income (loss) from discontinued operations before income taxes	$0.8	$37.5	$(114.7)	$55.2

The three and nine month periods ended June 30, 2018, included depreciation and amortization of $4.3 million and $12.1 million, respectively. Beginning in November 2018, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with GAC, resulting in $1.4 million of depreciation and amortization recognized during the nine month period ended June 30, 2019. Interest expense consists of interest from debt directly held by subsidiaries of the business held for sale, including interest from capital leases. During the nine month period ended June 30, 2019, the Company recognized a $110.0 million write-down on net assets held for sale associated with the GAC divestiture attributable to the expected fair value to be realized from the sale, net of transaction costs. During the three month period ended June 30, 2019, the Company recognized adjustments to the write-down on net assets held for sale to fair value less cost to sell for changes to the estimated settlement of customary purchase price adjustments, tax and legal indemnifications, and other agreed-upon funding under the acquisition agreement.

During the nine month period ended June 30, 2019, the Company incurred transaction costs of $8.8 million associated with the divestiture which have been recognized as a component of income from discontinued operations on the Condensed Consolidated Statements of Income. No transaction costs were recognized in component of income from discontinued operations in the current quarter. Transaction costs are expensed as incurred and include fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transactions. After the completion of the divestiture, the Company incurred incremental costs to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction which have been recognized as Transaction Related Charges as part of continuing operations on the Company’s Condensed Consolidated Statement of Income. See Note 2 – Basis of Presentation & Significant Accounting Policies for further detail.

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 3 – DIVESTITURES (continued)

HRG - Insurance Operations

On November 30, 2017, Fidelity and Guaranty Life (“FGL”) completed the FGL Merger pursuant to which, except for certain shares specified in the FGL Merger Agreement, each issued and outstanding share of common stock of FGL was automatically canceled and converted into the right to receive $31.10 in cash, without interest. The total consideration received by HRG Group Inc. (“HRG”) as a result of the completion of the FGL Merger was $1,488.3 million. Also, on November 30, 2017, Front Street Re (Delaware) Ltd. (“Front Street”) sold to CF Corporation and its related entities (collectively, the “CF Entities”) all the issued and outstanding shares of Front Street for $65 million, which was subject to reduction for customary transaction expenses. In addition, $6.5 million of the purchase price was deposited in escrow for a period of 15 months to support any indemnification claims that might be made (if any) by the CF entities. The operations of FGL were classified as discontinued operations through November 30, 2017 in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

The following table summarizes the components of income from discontinued operations from discontinued operations from the HRG Insurance Operations divestiture in the accompanying Condensed Consolidated Statements of Income for the three and nine month periods ended June 30, 2018, with completion of divestiture on November 30, 2017.

(in millions)	Two Months Ended November 30, 2017
Revenues
Insurance premiums	$6.8
Net investment income	181.9
Net investment gains	154.8
Other	35.1
Total revenues	378.6
Operating costs and expenses
Benefits and other changes in policy reserves	241.3
Selling, acquisition, operating and general expenses	52.8
Amortization of intangibles	35.8
Total operating costs and expenses	329.9
Operating income	48.7
Interest expense and other	4.0
Write-down of assets of business held for sale to fair value less cost to sell	(14.2)
Reclassification of accumulated other comprehensive income	445.9
Income from discontinued operations before income taxes	$476.4

Property, Plant, and Equipment and long-lived assets classified as held for sale were measured at the lower of their carrying value or fair value less cost to sell. As of September 30, 2017, the carrying value of HRG’s interest in FGL and Front Street exceeded their respective estimated fair value less cost to sell by $402.2 million and $19.0 million, respectively. The higher carrying value of FGL was primarily due to the increase in unrealized gains, net of offsets in FGL’s investment portfolio, with the effects of the unrealized gains, net of offsets, being recorded in accumulated other comprehensive income. Upon the completion of the FGL Merger, HRG deconsolidated its ownership interest in FGL, which resulted in the reclassification of $445.9 million of accumulated other comprehensive income attributable from FGL to income from discontinued operations in the fiscal year 2018. Additionally, after the close of the FGL Merger, the Company recognized a $5.9 million tax benefit allocated to HRG insurance discontinued operations during the third quarter of fiscal year 2018, associated with the reversal of valuation allowance realized with the completion of the Spectrum Merger.

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 3 – DIVESTITURES (continued)

HPC

In December 2017, the Company entered into a plan to divest its HPC division as a component of its GBA business, and was actively marketing the HPC business, including discussions with third parties for the potential sale of the HPC business. As a result, the HPC business met the criteria for recognition as assets held for sale and was reported as held for sale and included as a component of discontinued operations. Subsequently, in November 2018, the Company made a strategic decision to cease pursuing a sale of the HPC division and to continue to manage and operate the business for continued use. As a result, the HPC net assets were reclassified as held for use and the operating results and cash flows are included within the Company’s income from continuing operations for both the three and nine month periods ended June 30, 2019 and 2018. Upon recognition of the Company’s change in plan to sell HPC, the net assets were measured at the carrying amount before HPC was classified as held for sale and adjusted for depreciation and amortization expense that would have been recognized had the business been continuously classified as held and used. There was no impairment or loss recognized when the decision to not sell was made.

Amounts previously reported as discontinued operations for the three and nine month periods ended June 30, 2018 have been reclassified as part of the Company’s income from continuing operations and assets held for use to conform with the current period. The following tables summarize the effect of the change in plan to sell the HPC business and reclassification of the GAC business to discontinued operations on the previously reported condensed consolidated statements of income for the three and nine month periods ended June 30, 2018.

	Three Months Period Ended June 30, 2018
(in millions)	As Previously Reported	Effect of HPC Reclassification From Held For Sale to Held and Used	After HPC Reclassification	Effect of GAC Reclassification From Held and Used to Held For Sale	After GAC Reclassification
Net sales	$945.5	$254.4	$1,199.9	$170.5	$1,029.4
Cost of goods sold	590.9	172.4	763.3	96.6	666.7
Gross profit	354.6	82.0	436.6	73.9	362.7
Operating expenses	228.3	63.1	291.4	35.5	255.9
Operating income	126.3	18.9	145.2	38.4	106.8
Interest expense	63.5	0.3	63.8	0.5	63.3
Other non-operating (income) expense, net	(2.3)	1.5	(0.8)	0.4	(1.2)
Income from operations before income taxes	$65.1	$17.1	$82.2	$37.5	$44.7

	Nine Months Period Ended June 30, 2018
(in millions)	As Previously Reported	Effect of HPC Reclassification From Held For Sale to Held and Used	After HPC Reclassification	Effect of GAC Reclassification From Held and Used to Held For Sale	After GAC Reclassification
Net sales	$2,358.1	$827.5	$3,185.6	$351.3	$2,834.3
Cost of goods sold	1,494.4	559.2	2,053.6	206.7	1,846.9
Gross profit	863.7	268.3	1,132.0	144.6	987.4
Operating expenses	682.9	202.7	885.6	87.8	797.8
Operating income	180.8	65.6	246.4	56.8	189.6
Interest expense	206.6	1.3	207.9	1.5	206.4
Other non-operating (income) expense, net	(4.6)	2.7	(1.9)	0.1	(2.0)
(Loss) income from operations before income taxes	$(21.2)	$61.6	$40.4	$55.2	$(14.8)

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

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 4 – ACQUISITIONS

Spectrum Merger

Effective July 13, 2018, the Company completed the Spectrum Merger. Prior to the Spectrum Merger, the Company was a holding company, doing business as HRG and conducting its operations principally through its majority owned subsidiaries. In accordance with the Agreement and Plan of Merger (the “Merger Agreement”), HRG, through, HRG SPV Sub I, Inc., a Delaware corporation and direct wholly owned subsidiary of HRG (“Merger Sub”), merged with and into Spectrum, with Spectrum continuing as a wholly owned subsidiary of HRG. The certificate of incorporation of HRG was amended and restated, pursuant to which, among other things, the corporate name of HRG was changed to “Spectrum Brands Holdings, Inc.”, the Board of Directors of Spectrum were designated as the Board of Directors of the Company with an individual designated by Jefferies Financial Group (“Jefferies”) and the officers of Spectrum became officers of SBH. Further, HRG subsequently began operating under the name of Spectrum Brands Holdings, Inc. and the NYSE ticker symbol of HRG Common Stock changed to “SPB”.

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

During the three and nine month periods ended June 30, 2018, the Company incurred costs of $3.1 million, and $22.0 million, respectively, associated with the Spectrum Merger and recognized as General and Administrative Expenses on the Consolidated Statements of Income of SBH.

.

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 5 - RESTRUCTURING AND RELATED CHARGES

Global Productivity Improvement Plan – At the start of the year ended September 30, 2018, the Company announced a company-wide, multi-year program referred to as Project Ignite which consists of various restructuring related initiatives to redirect resources and spending to drive growth, identify cost savings and pricing opportunities through standardization and optimization, develop organizational and operating optimization, and reduce overall operational complexity across the Company. Since the announcement of the project and subsequent announcement and completion of the Company’s divestitures in GBL and GAC, the project shifted its focus on the development of these initiatives within the Company’s continuing operations, including transitioning the Company in the post-divestiture environment and from the Company’s continuing involvement with Energizer. Refer to Note 3 – Divestitures and Note 17 – Related Party Transactions for further discussion of continuing involvement with Energizer.  The initiative includes review of global processes, opportunity spending and organization design and structures; headcount reductions and transfers; and rightsizing the Company’s shared operations and commercial business strategy in certain regions and local jurisdictions; among others. Total cumulative costs incurred associated with the project were $38.1 million as of June 30, 2019; with $44.9 million forecasted in the foreseeable future. The project costs are anticipated to be incurred through the fiscal year ending September 30, 2022.

HHI Distribution Center Consolidation – During the fiscal year ended September 30, 2017, the Company implemented an initiative within the HHI segment to consolidate certain operations and reduce operating costs. The initiative included headcount reductions and the exit of certain facilities, including such incremental costs to consolidate or close facilities, relocate employees, cost to retrain employees to use newly deployed assets or systems, lease termination costs, and redundant or incremental transitional operating costs and customer fines and penalties incurred during transition, among others. Total cumulative costs associated with this initiative was $81.7 million. The project was completed as of December 30, 2018.

Other Restructuring Activities – The Company may enter into small, less significant initiatives and restructuring related activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial and occur over a shorter time period (generally less than 12 months).

The following summarizes restructuring and related charges for the three and nine month periods ended June 30, 2019 and 2018:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Global productivity improvement plan	$19.6	$—	$38.1	$—
HHI distribution center consolidation	—	11.6	2.3	40.4
PET rightsizing initiative	—	3.1	—	7.1
Other restructuring activities	1.1	3.2	1.8	7.9
Total restructuring and related charges	$20.7	$17.9	$42.2	$55.4
Reported as:
Cost of goods sold	$0.5	$1.5	$1.5	$3.5
Operating expense	20.2	16.4	40.7	51.9

The following is a summary of restructuring and related charges for the three and nine month periods ended June 30, 2019 and 2018 and cumulative costs for current restructuring initiatives as of June 30, 2019, by cost type.

	Termination	Other
(in millions)	Benefits	Costs	Total
For the three month periods ended June 30, 2019	$4.0	$16.7	$20.7
For the three month periods ended June 30, 2018	1.0	16.9	17.9
For the nine month periods ended June 30, 2019	7.6	34.6	42.2
For the nine month periods ended June 30, 2018	6.3	49.1	55.4
Cumulative costs through June 30, 2019	11.4	122.1	133.5
Future costs to be incurred	1.1	43.8	44.9

The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type for the three and nine month period ended June 30, 2019.

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2018	$3.1	$4.7	$7.8
Provisions	5.9	13.1	19.0
Cash expenditures	(2.5)	(2.9)	(5.4)
Non-cash items	(0.5)	(0.1)	(0.6)
Accrual balance at June 30, 2019	$6.0	$14.8	$20.8

The following summarizes restructuring and related charges by segment for the three and nine month periods ended June 30, 2019 and 2018, cumulative costs incurred through June 30, 2019, and future expected costs to be incurred by Spectrum’s segments of continuing operations:

(in millions)	HHI	HPC	PET	H&G	Corporate	Total
For the three month periods ended June 30, 2019	$1.1	3.2	1.5	0.4	14.5	20.7
For the three month periods ended June 30, 2018	12.0	0.2	3.7	0.1	1.9	17.9
For the nine month periods ended June 30, 2019	4.3	4.7	6.4	1.4	25.4	42.2
For the nine month periods ended June 30, 2018	40.8	0.5	8.1	0.3	5.7	55.4
Cumulative costs through June 30, 2019	84.5	5.4	7.5	2.2	33.9	133.5
Future costs to be incurred	1.1	—	31.8	—	12.0	44.9

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 6 – REVENUE RECOGNITION

The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three and nine month periods ended
June 30, 2019, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	Three Month Period Ended June 30, 2019
(in millions)	HHI	HPC	PET	H&G	Total
Product Sales
NA	$335.9	$98.1	$153.4	$200.9	$788.3
EMEA	0.4	95.1	53.4	—	148.9
LATAM	11.8	34.4	3.1	0.8	50.1
APAC	6.2	13.7	8.9	—	28.8
Licensing	0.3	2.1	1.8	0.8	5.0
Other	—	—	1.1	—	1.1
Total Revenue	$354.6	$243.4	$221.7	$202.5	$1,022.2

	Nine Month Period Ended June 30, 2019
(in millions)	HHI	HPC	PET	H&G	Total
Product Sales
NA	$938.2	$306.4	$432.6	$390.5	$2,067.7
EMEA	0.6	322.7	165.9	—	489.2
LATAM	33.8	101.1	9.4	3.0	147.3
APAC	17.2	43.9	24.6	—	85.7
Licensing	0.9	8.2	5.2	1.4	15.7
Other	—	—	3.6	—	3.6
Total Revenue	$990.7	$782.3	$641.3	$394.9	$2,809.2

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

NOTE 7 - RECEIVABLES AND CONCENTRATION OF CREDIT RISK

The allowance for uncollectible receivables as of June 30, 2019, and September 30, 2018 was $4.9 million and $4.2 million, respectively. The Company has a broad range of customers including many large retail outlet chains, three of which exceed 10% of consolidated Net Sales and/or Trade Receivables. These three customers represented 36.7% and 35.0% of net sales for the three and nine month periods ended June 30, 2019 and 36.7% and 32.7% of net sales for the three and nine month periods ended June 30, 2018, respectively; and 42.3% and 37.2% of Trade Receivables at June 30, 2019 and September 30, 2018, respectively.

NOTE 8 - INVENTORIES

Inventories consist of the following:

(in millions)	June 30, 2019	September 30, 2018
Raw materials	$82.8	$70.3
Work-in-process	59.0	35.3
Finished goods	576.8	478.0
	$718.6	$583.6

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

(in millions)	June 30, 2019	September 30, 2018
Land, buildings and improvements	$162.7	$161.2
Machinery, equipment and other	519.1	489.3
Capital leases	197.8	199.6
Construction in progress	32.1	32.3
Property, plant and equipment	$911.7	$882.4
Accumulated depreciation	(446.8)	(382.4)
Property, plant and equipment, net	$464.9	$500.0

Depreciation expense from property, plant and equipment for the three month periods ended June 30, 2019 and 2018 was $19.4 million and $16.3 million, respectively; and for the nine month periods ended June 30, 2019 and 2018 was $71.8 and $55.5, respectively. During the first quarter of fiscal year 2019 the Company recognized incremental depreciation of $13.5 million attributable to depreciation on property plant and equipment of assets of HPC that were previously held for sale. See Note 3 – Divestitures for further discussion of the change in plan to sell the HPC division.

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 10 - GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:

(in millions)	HHI	PET	H&G	HPC	Total
As of September 30, 2018	$704.3	$435.9	$196.5	$118.0	$1,454.7
Foreign currency impact	(1.0)	(2.2)	—	(0.5)	(3.7)
As of June 30, 2019	$703.3	$433.7	$196.5	$117.5	$1,451.0

As a result of the Company’s divestiture of the GBL division and decision to retain the HPC division, the Company reconsidered the way management views its business activities and reportable segments; which also changed the reporting units that the Company utilizes to recognize goodwill. Spectrum had historically recognized goodwill at its Global Batteries and Appliance (GBA) reporting unit and separate operating segment. With the separation of the GBL and HPC components, goodwill previously recognized as part of the GBA reporting unit was allocated to HPC and the GBL discontinued operations, based upon relative fair value, during the first quarter when the decision was made to retain the HPC division and separate HPC assets from the GBL assets. No goodwill impairment was recorded in connection with the GBL divestiture and change to the plan of sale of the HPC division. Refer to Note 3 - Divestitures and Note 19 - Segment information for further discussion.

Certain tradename intangible assets have an indefinite life and are not amortized. The balance of tradenames not subject to amortization was $1,059.6 million and $1,064.4 million as of June 30, 2019 and September 30, 2018, respectively.

The carrying value and accumulated amortization for definite lived intangible assets subject to amortization are as follows:

	June 30, 2019			September 30, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$698.9	$(322.1)	$376.8	$701.3	$(275.3)	$426.0
Technology assets	181.5	(88.9)	92.6	181.5	(78.2)	103.3
Tradenames	153.3	(114.8)	38.5	153.2	(105.1)	48.1
Total	$1,033.7	$(525.8)	$507.9	$1,036.0	$(458.6)	$577.4

Amortization expense from the intangible assets for the three month periods ended June 30, 2019 and 2018 was $16.4 million and $11.8 million, respectively. Amortization expense from the intangible assets for the nine month periods ended June 30, 2019 and 2018 was $66.6 million and $41.1 million, respectively. During the nine month period ended June 30, 2019, there was incremental amortization expense of $15.5 million attributable to amortization expense on intangible assets of HPC that were previously held for sale. See Note 3 – Divestitures for further discussion of the change in plan to sell the HPC division.

Excluding the impact of any future acquisitions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2019	$67.6
2020	67.4
2021	65.0
2022	56.2
2023	45.7

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 11 - DEBT

Debt consists of the following:

	SBH				SB/RH
	June 30, 2019		September 30, 2018		June 30, 2019		September 30, 2018
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Spectrum Brands Inc.
Term Loan, variable rate, due June 23, 2022	$—	—%	$1,231.7	4.4%	$—	—%	$1,231.7	4.4%
CAD Term Loan, variable rate, due June 23, 2022	—	—%	32.8	5.5%	—	—%	32.8	5.5%
Revolver Facility, variable rate, expiring March 6, 2022	54.0	4.8%	—	—%	54.0	4.8%	—	—%
6.625% Notes, due November 15, 2022	285.0	6.6%	570.0	6.6%	285.0	6.6%	570.0	6.6%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	250.0	6.1%	250.0	6.1%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%
4.00% Notes, due October 1, 2026	483.2	4.0%	494.7	4.0%	483.2	4.0%	494.7	4.0%
Other notes and obligations	4.7	9.8%	7.3	9.5%	4.7	9.8%	7.3	9.5%
Intercompany note with parent	—%		—	—%	—	—%	520.0	4.3%
Obligations under capital leases	167.5	5.6%	175.1	5.5%	167.5	5.6%	175.1	5.5%
Total Spectrum Brands, Inc. debt	2,244.4		3,761.6		2,244.4		4,281.6
Spectrum Brands Holdings, Inc.
HRG - 7.75% Senior Notes, due January 15, 2022	—	—%	890.0	7.8%	—	—%	—	—%
Salus - unaffiliated long-term debt of consolidated VIE	77.0	—%	77.0	—%	—	—%	—	—%
Total SBH debt	2,321.4		4,728.6		2,244.4		4,281.6
Unamortized discount on debt	(0.3)		(19.8)		—		(2.8)
Debt issuance costs	(32.1)		(57.6)		(30.5)		(45.5)
Less current portion	(13.8)		(26.9)		(13.8)		(546.9)
Long-term debt, net of current portion	$2,275.2		$4,624.3		$2,200.1		$3,686.4

The Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.25% per annum, or base rate plus margin ranging from 0.75% to 1.25% per annum. As a result of borrowings and payments under the Revolver Facility, the Company had borrowing availability of $724.4 million at June 30, 2019, net of outstanding letters of credit of $20.0 million and a $1.5 million amount allocated to a foreign subsidiary.

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

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 12 - DERIVATIVES

Cash Flow Hedges

Interest Rate Swaps. The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated Other Comprehensive Income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest from the underlying debt to which the swap is designated. Any ineffective portion of the unrealized gains or losses is immediately recorded into earnings. As of September 30, 2018, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt related to the 2022 Term Loan, exclusive of lender spreads, at 1.76% for a notional principal amount of $300.0 million through May 8, 2020. On January 4, 2019, the underlying debt and related hedge were settled. As a result, the Company recognized a gain of $3.6 million in the first quarter of fiscal year 2019, recognized as a component of discontinued operations as interest expense from the Term Loans allocated to discontinued operations per Note 3 – Divestitures. As of June 30, 2019, there are no outstanding interest rate swaps hedges.

Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials using commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At June 30, 2019, the Company had a series of brass swap contracts outstanding through November 30, 2020. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $0.1 million, net of tax. The Company had the following commodity swap contracts outstanding as of June 30, 2019 and September 30, 2018.

	June 30, 2019		September 30, 2018
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Brass swap contracts	1.0 Tons	$5.1	1.0 Tons	$5.6

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pound Sterling, Canadian Dollars, Australian Dollars, or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Income. At June 30, 2019, the Company had a series of foreign exchange derivative contracts outstanding through December 24, 2020. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $3.1 million, net of tax. At June 30, 2019 and September 30, 2018, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $193.5 million and $261.6 million, respectively.

Net Investment Hedge

On September 20, 2016, SBI issued €425 million aggregate principle amount of 4.00% Notes. See Note 11 - Debt for further detail. The 4.00% Notes are denominated in Euros and have been designated as a net investment hedge of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized as AOCI with any ineffective portion recognized as foreign currency translation gains or losses on the statement of income when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of June 30, 2019, the hedge was fully effective, and no ineffective portion was recognized in earnings.

Derivative Contracts Not Designated as Hedges for Accounting Purposes

Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars, Russian Ruble, Philippine Peso, or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At June 30, 2019, the Company had a series of forward exchange contracts outstanding through July 26, 2019. At June 30, 2019 and September 30, 2018, the Company had $1,089.3 million and $105.2 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 12 – DERIVATIVES (continued)

Fair Value of Derivative Instruments

The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	June 30, 2019	September 30, 2018
Derivative Assets
Interest rate swaps - designated as hedge	Other receivables	$—	$1.8
Interest rate swaps - designated as hedge	Deferred charges and other	—	1.0
Foreign exchange contracts - designated as hedge	Other receivables	4.5	5.5
Foreign exchange contracts - designated as hedge	Deferred charges and other	—	0.2
Foreign exchange contracts - not designated as hedge	Other receivables	0.2	0.4
Total Derivative Assets		$4.7	$8.9
Derivative Liabilities
Commodity swaps - designated as hedge	Accounts payable	$0.2	$0.4
Interest rate swaps - designated as hedge	Accrued interest	—	(0.3)
Foreign exchange contracts - designated as hedge	Accounts payable	0.5	0.3
Foreign exchange contracts - designated as hedge	Other long term liabilities	0.1	0.2
Foreign exchange contracts - not designated as hedge	Accounts payable	0.6	0.2
Total Derivative Liabilities		$1.4	$0.8

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant as of June 30, 2019 and September 30, 2018.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of June 30, 2019, and September 30, 2018, there was no cash collateral outstanding. In addition, as of June 30, 2019 and September 30, 2018, the Company had no posted standby letters of credit related to such liability positions.

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 12 – DERIVATIVES (continued)

The following table summarizes the impact of the effective and ineffective portions of designated hedges and the gain (loss) recognized in the Consolidated Statement of Income for the three month periods ended June 30, 2019 and 2018:

	Effective Portion
Three Month Periods Ended				Reclassified to	Ineffective portion
June 30, 2019	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Commodity swaps	(0.3)	Cost of goods sold	(0.1)	—	Cost of goods sold	—	—
Net investment hedge	(6.2)	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	(0.1)	Net sales	—	—	Net sales	—	—
Foreign exchange contracts	—	Cost of goods sold	2.6	—	Cost of goods sold	—	—
Total	$(6.6)		$2.5	$—		$—	$—

	Effective Portion
Three Month Periods Ended				Reclassified to	Ineffective portion
June 30, 2018	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$0.6	Interest expense	$—	$0.3	Interest expense	$—	$0.3
Commodity swaps	(3.1)	Cost of goods sold	0.1	0.5	Cost of goods sold	—	—
Net investment hedge	31.1	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	(0.1)	Net sales	—	—	Net sales	—	—
Foreign exchange contracts	12.1	Cost of goods sold	(1.9)	(0.3)	Cost of goods sold	—	—
Total	$40.6		$(1.8)	$0.5		$—	$0.3

The following table summarizes the impact of the effective and ineffective portions of designated hedges and the gain (loss) recognized in the Consolidated Statement of Income for the nine month periods ended June 30, 2019 and 2018:

	Effective Portion
Nine Month Periods Ended				Reclassified to	Ineffective portion
June 30, 2019	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$(0.6)	Interest expense	$—	$2.2	Interest expense	$—	$1.7
Commodity swaps	(1.0)	Cost of goods sold	(0.3)	(4.4)	Cost of goods sold	—	—
Net investment hedge	11.5	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	(0.2)	Net sales	(0.1)	—	Net sales	—	—
Foreign exchange contracts	7.2	Cost of goods sold	8.6	0.5	Cost of goods sold	—	—
Total	$16.9		$8.2	$(1.7)		$—	$1.7

	Effective Portion
Nine Month Periods Ended				Reclassified to	Ineffective portion
June 30, 2018	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$4.3	Interest expense	$—	$0.6	Interest expense	$—	$1.0
Commodity swaps	(1.9)	Cost of goods sold	0.8	3.0	Cost of goods sold	—	—
Net investment hedge	9.3	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	(0.1)	Net sales	0.1	—	Net sales	—	—
Foreign exchange contracts	9.8	Cost of goods sold	(4.9)	(6.6)	Cost of goods sold	—	—
Total	$21.4		$(4.0)	$(3.0)		$—	$1.0

The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three and nine month periods ended June 30, 2019 and 2018, pretax:

		Three Month Periods Ended		Nine Month Periods Ended
(in millions)	Line Item	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Foreign exchange contracts	Other non-operating (income) expense	$15.3	$3.6	$28.5	$2.3

\

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The Company’s consolidated assets and liabilities measured at fair value are summarized according to the fair value hierarchy as follows: The fair value of derivative instruments as of June 30, 2019 and September 30, 2018 are as follows.

	June 30, 2019					September 30, 2018
					Carrying					Carrying
(in millions)	Level 1	Level 2	Level 3	Fair Value	Amount	Level 1	Level 2	Level 3	Fair Value	Amount
Investments	$204.0	$—	$—	$204.0	$204.0	$—	$—	$—	$—	$—
Derivative Assets	—	4.7	—	4.7	4.7	—	8.9	—	8.9	8.9
Derivative Liabilities	—	1.4	—	1.4	1.4	—	0.8	—	0.8	0.8
Debt - SBH	—	2,406.7	—	2,406.7	2,289.0	—	4,806.9	—	4,806.9	4,651.2
Debt - SB/RH	—	2,329.7	—	2,329.7	2,213.9	—	4,330.9	—	4,330.9	4,233.3

Investments consist of our investment in Energizer common stock and is valued at quoted market prices for identical instruments in an active market. As part of consideration received for the GAC divestiture, the Company received 5.3 million shares of Energizer common stock, valued at $242.1 million on January 28, 2019, the effective close date of the GAC divestiture. During the three and nine month periods ended June 30, 2019, the Company recognized $33.2 million and $38.2 million, respectively, of unrealized loss on investment in Energizer common stock and $1.6 million and $3.2 million, respectively, of dividend income, which were recognized as Other Non-Operating (Income) Expense, Net on the Condensed Consolidated Statements of Income.

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

NOTE 14 - EMPLOYEE BENEFIT PLANS

The net periodic benefit cost for defined benefit plans for the three and nine month periods ended June 30, 2019 and 2018 are as follows:

	U.S. Plans		Non U.S. Plans
(in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Three Month Period Ended
Service cost	$0.1	$0.1	$0.5	$0.5
Interest cost	0.7	0.7	0.9	0.9
Expected return on assets	(1.1)	(1.1)	(1.1)	(1.1)
Recognized net actuarial loss	0.1	0.3	0.4	0.3
Net periodic benefit cost	$(0.2)	$—	$0.7	$0.6
Nine Month Period Ended
Service cost	$0.3	$0.3	$1.5	$1.5
Interest cost	2.1	2.0	2.7	2.8
Expected return on assets	(3.3)	(3.4)	(3.2)	(3.3)
Recognized net actuarial loss	0.1	0.8	1.4	1.1
Net periodic benefit cost	$(0.8)	$(0.3)	$2.4	$2.1
Weighted average assumptions
Discount rate	4.10%	4.25%	1.00 - 8.15%	1.75 - 7.00%
Expected return on plan assets	6.50%	7.25%	1.00 - 4.01%	1.75 - 4.53%
Rate of compensation increase	N/A	N/A	2.05 - 4.85%	2.25 - 5.50%

Contributions to our pension and defined benefit plans, including discretionary amounts, for the three month periods ended June 30, 2019 and 2018, were $0.3 and $1.6 million, respectively. Contributions to our pension and defined benefit plans, including discretionary amounts, for the nine month periods ended June 30, 2019 and 2018 were $1.2 and $4.8 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 15 - SHARE BASED COMPENSATION

Share based compensation expense is recognized as General and Administrative Expenses on the Condensed Consolidated Statements of Income and consists of costs from the Spectrum equity plan. The following is a summary of share based compensation expense for the three and nine month periods ended June 30, 2019 and 2018 for SBH and SB/RH, respectively.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
SBH	$14.0	$5.7	$35.8	$7.0
SB/RH	13.6	4.9	34.7	4.6

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

During the nine month period ended June 30, 2019, the Company provided to certain employees RSU awards issued under a new Long-Term Incentive Plan (“LTIP”), with a 3-year, cliff vesting schedule and having both performance conditions dependent upon achieving specified financial targets (adjusted EBITDA and adjusted free cash flow) and time-based service conditions (70% performance/30% service). LTIP awards were granted in January upon approval from the Company’s Board of Directors. In addition to the LTIP awards, the Company also provided for bridge awards that are one-time awards to certain employees for transitioning to the new LTIP from previous equity incentive compensation plans. Bridge awards vest annually, on November 21, 2019 and November 21, 2020, and have both performance conditions dependent upon achieving specified financial targets (adjusted EBITDA and adjusted free cash flow) and time-based service conditions (60% performance/40% service). Bridge awards are also payable in either RSUs or cash, or both, based upon an employee election. Bridge awards elected to be payable in RSU are recognized as equity awards and included as a component of share-based compensation expense. The new awards were granted and recognized as compensation expense in January.

Additionally, the Company regularly issues individual RSU awards under its equity plan to its Board members and individual employees for recognition, incentive, or retention purposes, when needed, which are primarily conditional upon time-based service conditions and included as a component of share-based compensation. In addition to RSU awards, Spectrum also provides for a portion of its annual management incentive compensation plan (“MIP”) to be paid in common stock of the Company, in lieu of cash payment, and is recognized as a liability plan. Share based compensation expense associated with the annual MIP was $4.3 million and $12.6 million for the three and nine month periods ended June 30, 2019, respectively, and $3.5 million and $6.8 million and for the three and nine month periods ended June 30, 2018, respectively. The remaining unrecognized pre-tax compensation cost for SBH and SB/RH at June 30, 2019 was $56.3 million and $55.9 million, respectively.

The following summary of the activity in Spectrum RSUs during the nine month periods ended June 30, 2019:

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Units	Fair Value	Date	Units	Fair Value	Date
Time-based grants	0.6	$53.25	$32.0	0.6	$52.50	$30.5
Performance-based grants
Vesting in less than 24 months	0.4	53.09	24.4	0.4	53.09	24.4
Vesting in more than 24 months	0.5	52.98	24.5	0.5	52.98	24.5
Total performance-based grants	0.9	$53.04	$48.9	0.9	$53.04	$48.9
Total grants	1.5	$53.12	$80.9	1.5	$52.83	$79.4

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
At September 30, 2018	0.6	$107.71	$69.0	0.6	$108.75	$67.2
Granted	1.5	53.12	80.9	1.5	52.83	79.4
Forfeited	(0.5)	100.58	(57.7)	(0.5)	101.00	(57.4)
Vested	(0.2)	85.16	(15.0)	(0.2)	83.78	(13.7)
At June 30, 2019	1.4	$54.63	$77.3	1.4	$54.33	$75.4

The Company also has 0.2 million shares of fully vested stock options with a weighted average exercise price of $73.29 that have various expiration dates through November 2026 that remain outstanding and exercisable as of June 30, 2019. There were no stock options granted, exercised, forfeited, or vested during the three month period ended June 30, 2019.

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 16 - INCOME TAXES

The effective tax rate for the three and nine month periods ended June 30, 2019 and 2018 was as follows:

	Three Month Periods Ended		Nine Month Periods Ended
Effective tax rate	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
SBH	225.8%	(792.4%)	(20.3%)	3,218.9%
SB/RH	236.5%	33.9%	(131.4%)	(97.2%)

The estimated annual effective tax rate applied to the three and nine month periods ended June 30, 2019 differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to the U.S. tax on global intangible low taxed income (“GILTI”), local taxes in excess of the US tax rate, and net operating losses outside the U.S. that are not more likely than not to result in a tax benefit. The Company has U.S. net operating loss carryforwards, which do not allow it to take advantage of the foreign-derived intangible income (“FDII”) deduction. The Company’s federal effective tax rate on GILTI is therefore 21%.

The Tax Cuts and Jobs Act of December 22, 2017 (the “Tax Reform Act”) reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21%, effective January 1, 2018. The Tax Reform Act also provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”), payable in installments over 8 years, and provided for a dividends received deduction for dividends from foreign subsidiaries.

On June 14, 2019, the U.S. Department of the Treasury and the Internal Revenue Service issued Regulations (“Regulations”) related to the foreign dividends received deduction and GILTI. The Regulations contained language that modified certain provisions of the Tax Reform Act and previously issued guidance. The Regulations are retroactive to January 1, 2018 and caused certain distributions made by the Company’s non-US subsidiaries during Fiscal 2018 to be taxable as Subpart F income on its Fiscal 2018 federal income tax return. The impacts of the Regulations were recorded in the three and nine month periods ended June 30, 2019. The Company used an additional $450.8 million in net operating losses and recognized $95.1 million in federal and state tax expense due to the impact on prior distributions among subsidiaries. The Company also recognized a $48.0 million tax benefit from recalculating its one-time deemed mandatory repatriation liability after application of the Regulations and the final calculations for its Fiscal 2018 federal income tax returns, including the ability for the Company to offset the liability in part by foreign tax credits. The Company recorded $63.9 million of foreign tax credits, but concluded it is more likely than not these credits will expire unused and therefore also recorded a $63.9 million valuation allowance against the deferred tax assets.

The income recognized as a result of the Regulations increased the likelihood that the Company could use federal net operating losses subject to certain limits, and there is a reasonable possibility that the Company could therefore release all or a portion of $36.7 million of valuation allowance on these losses in future periods. The Company has not generated operating taxable income in the affected subsidiaries and therefore concluded that utilization of these net operating losses is still not more likely than not.

During the nine month period ended June 30, 2018, the Company recognized a $198.7 million tax benefit from revaluing its ending net U.S. deferred tax liabilities as a result of the reduction in US corporate income tax rate from 35% to 21% and recognized $71.0 million of income tax expense for the one-time deemed mandatory repatriation. During the three and nine month periods ended June 30, 2018, the Company released $335.0 million of valuation allowance on its U.S. federal net deferred tax assets as a result of the Spectrum Merger.

As of June 30, 2019, $22.9 million of the mandatory repatriation liability is still outstanding and $2.0 million is due and payable in the next 12 months but will be offset by previous payments and credits.

The June 30, 2019 Condensed Consolidated Statement of Financial Position for SB/RH Holdings, LLC contains $114.9 million of income taxes payable to its parent company, calculated as if SB/RH Holdings, LLC were a separate taxpayer.

In response to the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year measurement period in a manner similar to accounting for business combinations. The measurement period ended December 30, 2018 and the Company did not recognize changes in the current year to the provisional tax impacts prior to the closing of the measurement period. Portions of the Tax Reform Act are unclear or have not yet been clarified and interpretations and regulations continue to be issued, which could have a material impact on what the Company has recorded to date.

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 17 – RELATED PARTY TRANSACTIONS

Energizer Holdings, Inc.

Effective the close of the GBL end GAC divestitures, Spectrum and Energizer entered into a series of transition services agreements (“TSAs”) and reverse TSAs that support various shared back office administrative functions including finance, sales and marketing, information technology, human resources, real estate and supply chain, customer service and procurement; to support both the transferred GBL operations and the continuing operations of Spectrum, respectively, within the various regions in which they operate. Charges associated with TSAs and reverse TSAs are recognized as bundled service costs under a fixed fee structure by the respective service or function and geographic location and one-time pass-through charges, including warehousing, freight, among others, to and from Energizer that settled on a net basis between the two parties. The TSAs and reverse TSAs were further expanded to incorporate the activity and operations attributable to the close of the GAC divestiture. Charges to Energizer for TSA services are recognized as a reduction of the respective operating costs incurred by Spectrum and recognized as a component of operating expense or cost of goods sold depending upon the functions being supported by Spectrum. Charges from Energizer for reverse TSA services are recognized as operating expenses or cost of goods sold depending upon the functions being supported by Energizer. The TSAs and reverse TSAs have an overall expected time period of 12 months following the close of the transaction with some variability in expiration dependent upon the completed transition of the respective service or function and its geographic location and provide up to 12 additional months for a total duration of up to 24 months. During the three and nine month periods ended June 30, 2019, the Company recognized net income associated with TSAs and reverse TSAs of $1.4 million and $4.0 million, respectively, consisting of TSA charges of $6.3 million and $12.9 million, respectively, and reverse TSA costs of $4.8 million and $8.9 million, respectively. In addition to the TSAs and reverse TSAs, both the Company and Energizer will receive cash and/or make payments on behalf of the respective counterparty’s operations as part of the shared administrative functions, resulting in cash flow being commingled with the operating cash flow of the Company. The Company recognizes a net payable or receivable with Energizer for any outstanding TSA and reverse TSA related services and net working capital attributable to commingled cash flow. As of June 30, 2019, the Company has a net receivable of $4.0 million attributable to TSA and reverse TSA services, net working capital settlements and other pass-through costs included in Non-Trade Receivables on the Company’s Condensed Statement of Financial Position.

Effective the close of the GAC divestiture, the Company’s H&G segment will continue to manufacture certain GAC related products at its facilities and sell the products to Energizer as a third-party supplier on an ongoing basis, at inventory cost plus contracted markup, as agreed upon in the supply agreement. The supply agreement has a contracted term of 24 months and may be subject to early termination by either party at any time with written notice. Material and inventory on hand to support the supply agreement is recognized as inventory of the Company. During the three and nine month period ended June 30, 2019, the Company recognized $4.6 and $8.3 million, respectively, of revenue attributable to the Energizer supply agreement as a component of H&G revenue after completion of the GAC divestiture. As of June 30, 2019, the Company had an outstanding receivable of $0.9 million from Energizer in Trade Receivables, Net on the Company’s Condensed Statement of Financial Position associated with the H&G supply agreement.

As a condition to the consummation of the GAC acquisition and receipt of 5.3 million shares of Energizer common stock as consideration, the Company entered into a shareholder agreement with Energizer (“Energizer Shareholder Agreement”) which contains a 24-month standstill provision that prohibits the Company from engaging in certain transactions involving Energizer to control or influence management, board of directors or policies of Energizer. Additionally, for a period of 18 months following the closing of the GAC acquisition, the Company is required to vote in favor of Energizer’s board of director nominees and in accordance with the Energizer board’s recommendations on all other matters at any meeting of Energizer’s shareholders. Additionally, pursuant to the Energizer Shareholder Agreement, the Company has agreed not to transfer any of its Shares or other equity securities in Energizer, or engage in certain hedging transactions from the closing of the GAC acquisition until the day that is twelve months after the GAC closing date and, following such period, subject to certain limitations, not to transfer any such Energizer shares or other equity securities to any person or entity who would thereafter beneficially own more than 4.9% of Energizer’s outstanding shares of equity securities after giving effect to such transaction. Following the 18 month anniversary of the closing of the GAC acquisition, Energizer will have the right to repurchase any or all of the shares held by the Company for a purchase price per share equal to the greater of the volume-weighted average sales price per share for the ten consecutive trading days beginning on the 12th trading day immediately preceding notice of the repurchase from Energizer and 100% of the volume-weighted average sale price per share of the common stock for the 10 consecutive trading days immediately preceding the date of the GAC agreement. The Company’s investment in Energizer common stock is recognized at its fair value in Investments on the Company’s Condensed Consolidated Statement of Financial Position, with any unrealized gains or losses attributable to changes in the market price and dividend income received from Energizer being recognized as Other Non-Operating Income on the Company’s Condensed Consolidated Statements of Income.

Jefferies Financial Group

On October 16, 2017, HRG entered into an engagement letter with Jefferies LLC (“Jefferies”), a wholly owned subsidiary of Jefferies Financial Group which owns more than 10% of the outstanding common stock of the Company. Pursuant to the Jefferies engagement letter, Jefferies agreed to act as co-advisor to the Company (with the other co-advisors acting as lead financial advisor to the HRG) with respect to review of strategic alternatives to HRG during the Spectrum Merger. Under the Jefferies Engagement Letter, and effective close of the Spectrum Merger on July 13, 2018, Jefferies received a $3.0 million transaction fee, including reimbursement for all reasonable out of pocket expenses incurred by Jefferies in connection therewith. In addition, HRG agreed to indemnify Jefferies for certain liabilities in connection with such engagement.

Other

During the nine month period ended June 30, 2019, the Company repurchased 158,318 shares of common stock from David Maura, Chairman and Chief Executive Officer of the Company, for $8.0 million at the current market price of the Company’s stock, at an average repurchase price of $56.02 per share.

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 18 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. Based on information currently available, the Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

Environmental. The Company has provided for an estimated cost of $3.8 million and $4.0 million, as of June 30, 2019, and September 30, 2018, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations, or cash flows of the Company.

Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of June 30, 2019, and September 30, 2018, the Company recognized $9.8 million in product liability, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $6.8 million and $7.8 million of warranty accruals as of June 30, 2019 and September 30, 2018, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position.

NOTE 19 - SEGMENT INFORMATION

The Company identifies its segments based upon the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. As a result of the GBL and GAC divestitures, and changes to the Company’s plan to sell its HPC division, the way management views its business activities and the reportable segments changed. Spectrum had historically recognized GBL and HPC as components to Global Batteries and Appliances (GBA) reportable segment. Effective December 29, 2017, the Company approved a plan to sell its GBA segment and classified it as held for sale and excluded it from segment reporting until November 2018, when the decision was made to change its plan to sell HPC and recognize it as a component of continuing operations. See Note 3 – Divestitures for further details on GBL and GAC divestitures, and the change in plan to sell HPC. HPC has been recognized as a component of continuing operations and as a separate operating and reportable segment.

Spectrum manages its continuing operations in vertically integrated, product-focused reporting segments: (i) HHI, which consists of Spectrum’s worldwide hardware, security and plumbing business; (ii) PET, which consists of Spectrum’s worldwide pet care business; (iii) H&G, which consists of Spectrum’s home and garden and insect control business and (iv) HPC, which consists of Spectrum’s worldwide small kitchen and personal care appliances businesses. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president or general manager responsible for the sales and marketing initiatives and financial results for product lines within the segment. Net sales relating to the segments for the three and nine month periods ended June 30, 2019 and 2018 are as follows:

	Three Month Periods ended		Nine Month Periods ended
(in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
HHI	$354.6	$372.4	$990.7	$1,016.8
HPC	243.4	254.4	782.3	827.5
PET	221.7	194.7	641.3	608.3
H&G	202.5	207.9	394.9	381.7
Net sales	$1,022.2	$1,029.4	$2,809.2	$2,834.3

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 19 - SEGMENT INFORMATION (continued)

The Chief Operating Decision Maker of the Company uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:

•Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. During the year ending September 30, 2019, the Company issued certain incentive bridge awards due to changes in the Company’s long-term compensation plans that allow for cash based payment upon employee election which have been included in the adjustment but would not qualify for shared-based compensation. See Note 15 - Share Based Compensation for further discussion;

•Transaction related charges consist of (1) transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business; (2) post-divestiture separation costs consisting of incremental costs incurred by the continuing operations of the Company after completion of the GBL and GAC divestitures to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred as part of the divestitures and exiting of TSAs and reverse TSAs with Energizer; (3) divestiture related transaction costs that are recognized in continuing operations due to the change in plan to cease marketing and selling of the HPC business. See Note 2 – Basis of Presentation & Significant Accounting Policies for additional details;

•Restructuring and related charges, which consist of project costs associated with restructuring initiatives across the segments. See Note 5 - Restructuring and Related Charges for further details;

•Unrealized gains and losses attributable to the Company’s investment in Energizer common stock, acquired as part of consideration received from the Company’s sale and divestiture of GAC to Energizer. See Note 3 – Divestitures for further discussion;

•Foreign currency gains and losses attributable to multicurrency loans that were entered with foreign subsidiaries in exchange for the receipt of divestiture proceeds by the parent company through the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestitures. The Company has also entered into various hedging arrangements to mitigate the volatility of foreign exchange risk associated with such loans;

•Incremental costs associated with a safety recall in PET;

•Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations subsequent to an acquisition (when applicable);

•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);

•Incremental costs directly associated with the Spectrum Merger during the three and nine month periods ended June 30, 2018;

•Non-recurring HRG net operating costs during the three and nine month periods ended June 30, 2018, considered to be redundant or duplicative as a result of the Spectrum Merger and not considered a component of the continuing commercial products company post-merger, including compensation and benefits, directors fees, professional fees, insurance, public company costs, amongst others, and including interest and other non-recurring income that will ultimately be eliminated following the transaction; and

•Other adjustments primarily consisting of costs attributable to (1) operating margin on H&G sales to GAC discontinued operations for the three and nine month periods ended June 30, 2019 and 2018 respectively; (2) expenses and cost recovery for flood damage at Company facilities in Middleton, Wisconsin during the three and nine month periods ended June 30, 2019; (3) certain fines and penalties for delayed shipments following the completion of a PET distribution center consolidation in EMEA during the nine month period ended June 30, 2019; (4) legal and litigation costs associated with Salus during the three and nine month periods ended June 30, 2019 as they are not considered a component of the continuing commercial products company, but continue to be consolidated by the Company after completion of the Spectrum Merger until the Salus operations can be wholly dissolved and/or deconsolidated; and (5) incremental costs for separation of a key executive during the three and nine month periods ended June 30, 2018.

Segment Adjusted EBITDA for the reportable segments for SBH for the three and nine month periods ended June 30, 2019 and 2018, are as follows:

	Three Month Periods ended		Nine Month Periods ended
SBH (in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
HHI	$67.7	$73.9	$175.9	$179.5
HPC	18.2	21.4	57.7	83.3
PET	39.0	34.9	100.9	104.6
H&G	53.3	57.0	85.9	87.7
Total Segment Adjusted EBITDA	178.2	187.2	420.4	455.1
Corporate expenses	5.3	9.5	16.7	28.8
Interest expense	33.9	63.3	185.1	206.4
Depreciation and amortization	35.9	27.9	138.4	96.6
Share and incentive based compensation	15.6	5.7	38.7	7.0
Transaction related charges	4.8	5.5	16.4	20.4
Restructuring and related charges	20.7	17.9	42.2	55.4
Unrealized loss on Energizer investment	33.2	—	38.2	—
Foreign currency loss on multicurrency divestiture loans	7.7	—	29.5	—
Inventory acquisition step-up	—	—	—	0.8
Pet safety recall	—	5.1	0.7	16.3
Spectrum merger related transaction charges	—	3.1	—	22.0
Non-recurring HRG operating costs	—	1.1	—	13.0
Other	1.6	3.4	3.9	3.2
Income (loss) from operations before income taxes	$19.5	$44.7	$(89.4)	$(14.8)

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 19 - SEGMENT INFORMATION (continued)

Segment Adjusted EBITDA for reportable segments for SB/RH for the three and nine month periods ended June 30, 2019 and July 1, 2018 are as follows:

	Three Month Periods ended		Nine Month Periods ended
SB/RH (in millions)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
HHI	$67.7	$73.9	$175.9	$179.5
HPC	18.2	21.4	57.7	83.3
PET	39.0	34.9	100.9	104.6
H&G	53.3	57.0	85.9	87.7
Total Segment Adjusted EBITDA	178.2	187.2	420.4	455.1
Corporate expenses	5.6	9.4	15.4	28.1
Interest expense	33.7	43.4	125.2	124.0
Depreciation and amortization	35.9	27.9	138.4	96.5
Share and incentive based compensation	15.2	4.9	37.6	4.6
Transaction related charges	4.8	5.5	16.4	20.4
Restructuring and related charges	20.7	17.9	42.2	55.4
Unrealized loss on Energizer investment	33.2	—	38.2	—
Foreign currency loss on multicurrency divestiture loans	7.7	—	29.5	—
Inventory acquisition step-up	—	—	—	0.8
Pet safety recall	—	5.1	0.7	16.3
Other	0.4	3.4	2.8	3.2
Income (loss) from continuing operations before income taxes	$21.0	$69.7	$(26.0)	$105.8

NOTE 20 - EARNINGS PER SHARE – SBH

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and nine month periods ended June 30, 2019 and 2018 are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except per share amounts)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator
Net (loss) income from continuing operations attributable to controlling interest	$(24.7)	$382.9	$(108.8)	$390.3
(Loss) income from discontinued operations attributable to controlling interest	(1.2)	22.7	699.1	493.7
Net (loss) income attributable to controlling interest	(25.9)	405.6	$590.3	$884.0
Denominator
Weighted average shares outstanding - basic	48.8	32.7	51.3	32.5
Dilutive shares	—	0.1	—	0.2
Weighted average shares outstanding - diluted	48.8	32.8	51.3	32.7
Earnings per share
Basic earnings per share from continuing operations	$(0.51)	$11.69	$(2.12)	$12.00
Basic earnings per share from discontinued operations	(0.02)	0.70	13.62	15.17
Basic earnings per share	$(0.53)	$12.39	$11.50	$27.17
Diluted earnings per share from continuing operations	$(0.51)	$11.68	$(2.12)	$11.94
Diluted earnings per share from discontinued operations	(0.02)	0.69	13.62	15.10
Diluted earnings per share	$(0.53)	$12.37	$11.50	$27.04
Weighted average number of anti-dilutive shares excluded from denominator	0.2	—	0.1	—

The weighted average shares and earnings per share data on the Condensed Consolidated Statements of Income were retrospectively adjusted for all periods presented to reflect the effect of the reverse stock split on July 13, 2018, associated with the closing of the Spectrum Merger. See Note 4 – Acquisitions for further discussion on Spectrum Merger. Using (i) the 20-trading-day volume-weighted average price per share of Spectrum common stock ending on July 12, 2018, (ii) the number of shares of Spectrum common stock outstanding, the number of shares of Spectrum common stock held by HRG and its subsidiaries and the number of shares of Spectrum common stock outstanding as of July 12, 2018, (iii) $328.2 million of HRG net indebtedness and transaction expenses at closing, and (iv) a $200.0 million upward adjustment contemplated by the Merger Agreement, each HRG stockholder received a reverse stock split of approximately 0.1613 of each share of HRG stock. The following is a recalculation of the weighted average shares adjusted for the impact of the reverse stock split for the three and nine month periods ended June 30, 2018.

	Three Month Periods Ended	Nine Month Periods Ended
(in millions, except per share amounts)	June 30, 2018	June 30, 2018
Basic
HRG weighted average shares	203	201.8
HRG share conversion at 1 to 0.1613	32.7	32.5
Diluted
HRG weighted average shares	203.3	202.7
HRG share conversion at 1 to 0.1613	32.8	32.7

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

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

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

Statement of Financial Position		Guarantor	Nonguarantor
As of June 30, 2019 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$3.2	$0.5	$152.5	$—	$156.2
Trade receivables, net	232.3	167.8	168.4	—	568.5
Intercompany receivables	—	1,813.9	1,108.8	(2,922.7)	—
Other receivables	68.3	5.6	54.6	—	128.5
Inventories	270.8	214.9	244.9	(12.0)	718.6
Prepaid expenses and other	27.8	6.5	26.1	—	60.4
Current assets of business held for sale	—	—	—	—	—
Total current assets	602.4	2,209.2	1,755.3	(2,934.7)	1,632.2
Property, plant and equipment, net	188.1	120.7	156.1	—	464.9
Long-term intercompany receivables	82.1	60.5	10.8	(153.4)	—
Deferred charges and other	222.4	(101.0)	68.8	(155.2)	35.0
Investment	204.7	—	—	—	204.7
Goodwill	629.9	544.2	276.9	—	1,451.0
Intangible assets, net	732.6	585.1	249.8	—	1,567.5
Investments in subsidiaries	4,327.8	1,625.3	(2.9)	(5,950.2)	—
Total assets	$6,990.0	$5,044.0	$2,514.8	$(9,193.5)	$5,355.3
Liabilities and Shareholder's Equity
Current portion of long-term debt	$2.2	$4.6	$7.2	$(0.2)	$13.8
Accounts payable	102.8	106.3	250.5	—	459.6
Intercompany accounts payable	2,664.4	208.5	15.4	(2,888.3)	—
Accrued wages and salaries	33.1	6.5	25.8	—	65.4
Accrued interest	34.7	—	—	—	34.7
Other current liabilities	253.5	27.7	282.8	—	564.0
Current liabilities of business held for sale	—	—	—	—	—
Total current liabilities	3,090.7	353.6	581.7	(2,888.5)	1,137.5
Long-term debt, net of current portion	2,135.5	53.8	10.8	—	2,200.1
Long-term intercompany debt	12.7	—	174.8	(187.5)	—
Deferred income taxes	141.9	305.6	63.1	(158.5)	352.1
Other long-term liabilities	12.8	3.2	59.3	—	75.3
Total liabilities	5,393.6	716.2	889.7	(3,234.5)	3,765.0
Shareholder's equity:
Other capital	2,122.8	439.4	(1,088.0)	631.6	2,105.8
Accumulated (deficit) earnings	(297.7)	4,095.9	2,911.4	(7,007.4)	(297.8)
Accumulated other comprehensive loss	(228.7)	(207.5)	(209.3)	416.8	(228.7)
Total shareholder's equity	1,596.4	4,327.8	1,614.1	(5,959.0)	1,579.3
Non-controlling interest	—	—	11.0	—	11.0
Total equity	1,596.4	4,327.8	1,625.1	(5,959.0)	1,590.3
Total liabilities and equity	$6,990.0	$5,044.0	$2,514.8	$(9,193.5)	$5,355.3

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

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

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 21 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Income		Guarantor	Nonguarantor
Three month period ended June 30, 2019 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$456.8	$467.5	$451.4	$(353.5)	$1,022.2
Cost of goods sold	338.3	336.5	341.8	(355.9)	660.7
Restructuring and related charges	—	0.1	0.4	—	0.5
Gross profit	118.5	130.9	109.2	2.4	361.0
Selling	55.4	38.8	57.9	—	152.1
General and administrative	43.9	23.8	11.8	(0.2)	79.3
Research and development	5.8	2.3	2.4	—	10.5
Restructuring and related charges	16.3	0.5	3.4	—	20.2
Transaction related charges	3.3	0.3	1.2	—	4.8
Total operating expense	124.7	65.7	76.7	(0.2)	266.9
Operating (loss) income	(6.2)	65.2	32.4	2.6	94.1
Interest expense (income)	41.6	0.5	(8.5)	0.1	33.7
Other non-operating expense (income), net	53.8	(26.1)	8.3	3.4	39.4
(Loss) income from operations before income taxes	(101.6)	90.8	32.6	(0.9)	21.0
Income tax (benefit) expense	(70.9)	114.4	5.8	0.6	49.9
Net (loss) income from continuing operations	(30.7)	(23.6)	26.8	(1.5)	(28.9)
Loss from discontinued operations, net of tax	(1.2)	—	—	—	(1.2)
Net (loss) income	(31.9)	(23.6)	26.8	(1.5)	(30.1)
Net income attributable to non-controlling interest	—	—	—	—	—
Net (loss) income attributable to controlling interest	$(31.9)	$(23.6)	$26.8	$(1.5)	$(30.1)

Statement of Income		Guarantor	Nonguarantor
Nine month period ended June 30, 2019 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,322.9	$1,140.4	$1,442.1	$(1,096.2)	$2,809.2
Cost of goods sold	986.9	841.8	1,102.9	(1,096.3)	1,835.3
Restructuring and related charges	—	0.1	1.4	—	1.5
Gross profit	336.0	298.5	337.8	0.1	972.4
Selling	176.2	99.3	183.8	(0.2)	459.1
General and administrative	160.0	65.4	35.7	(1.3)	259.8
Research and development	17.5	7.1	8.1	—	32.7
Restructuring and related charges	30.0	1.4	9.3	—	40.7
Transaction related charges	24.4	(0.3)	(7.7)	—	16.4
Total operating expense	408.1	172.9	229.2	(1.5)	808.7
Operating (loss) income	(72.1)	125.6	108.6	1.6	163.7
Interest expense (income)	134.6	6.6	(16.0)	—	125.2
Other non-operating (income) expense, net	(77.2)	(455.7)	(507.5)	1,104.9	64.5
(Loss) income from operations before income taxes	(129.5)	574.7	632.1	(1,103.3)	(26.0)
Income tax (benefit) expense	(61.3)	75.1	20.6	(0.3)	34.1
Net (loss) income from continuing operations	(68.2)	499.6	611.5	(1,103.0)	(60.1)
Income (loss) from discontinued operations, net of tax	698.8	(82.0)	(7.5)	89.8	699.1
Net income	630.6	417.6	604.0	(1,013.2)	639.0
Net income attributable to non-controlling interest	—	—	1.2	—	1.2
Net income attributable to controlling interest	$630.6	$417.6	$602.8	$(1,013.2)	$637.8

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 21 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Income		Guarantor	Nonguarantor
Three month period ended July 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$487.8	$440.9	$451.0	$(350.3)	$1,029.4
Cost of goods sold	352.8	311.8	351.5	(350.9)	665.2
Restructuring and related charges	—	—	1.5	—	1.5
Gross profit	135.0	129.1	98.0	0.6	362.7
Selling	55.0	34.0	58.1	—	147.1
General and administrative	27.7	25.4	13.8	—	66.9
Research and development	5.6	2.3	2.9	—	10.8
Restructuring and related charges	13.6	0.1	2.7	—	16.4
Transaction related charges	3.0	0.8	1.7	—	5.5
Total operating expense	104.9	62.6	79.2	—	246.7
Operating income	30.1	66.5	18.8	0.6	116.0
Interest expense	37.7	4.9	0.8	—	43.4
Other non-operating (income) expense, net	(44.0)	(15.2)	2.8	59.3	2.9
Income from operations before income taxes	36.4	76.8	15.2	(58.7)	69.7
Income tax (benefit) expense	(8.9)	29.1	3.5	(0.1)	23.6
Net income from continuing operations	45.3	47.7	11.7	(58.6)	46.1
Income from discontinued operations, net of tax	28.1	55.2	14.1	(69.6)	27.8
Net income	73.4	102.9	25.8	(128.2)	73.9
Net income attributable to non-controlling interest	—	—	0.2	—	0.2
Net income attributable to controlling interest	$73.4	$102.9	$25.6	$(128.2)	$73.7

Statement of Income		Guarantor	Nonguarantor
Nine month period ended July 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,353.6	$1,011.7	$1,456.9	$(987.9)	$2,834.3
Cost of goods sold	992.5	726.9	1,110.2	(986.2)	1,843.4
Restructuring and related charges	—	0.1	3.4	—	3.5
Gross profit	361.1	284.7	343.3	(1.7)	987.4
Selling	176.3	92.0	185.1	(0.1)	453.3
General and administrative	79.9	67.7	44.5	—	192.1
Research and development	17.5	6.6	9.7	—	33.8
Restructuring and related charges	45.5	1.2	5.2	—	51.9
Transaction related charges	12.8	3.6	4.0	—	20.4
Total operating expense	332.0	171.1	248.5	(0.1)	751.5
Operating income	29.1	113.6	94.8	(1.6)	235.9
Interest expense	107.9	14.0	2.0	0.1	124.0
Other non-operating (income) expense, net	(285.1)	(78.2)	2.7	366.7	6.1
Income from operations before income taxes	206.3	177.8	90.1	(368.4)	105.8
Income tax (benefit) expense	(3.6)	(109.8)	11.0	(0.5)	(102.9)
Net income from continuing operations	209.9	287.6	79.1	(367.9)	208.7
Income from discontinued operations, net of tax	57.4	99.1	49.1	(145.0)	60.6
Net income	267.3	386.7	128.2	(512.9)	269.3
Net income attributable to non-controlling interest	—	—	1.2	—	1.2
Net income attributable to controlling interest	$267.3	$386.7	$127.0	$(512.9)	$268.1

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 21 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended June 30, 2019 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(31.9)	$(23.6)	$26.8	$(1.5)	$(30.1)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(0.4)	(0.4)	(4.9)	5.4	(0.3)
Unrealized loss on derivative instruments	(6.6)	(1.8)	(1.8)	3.5	(6.7)
Defined benefit pension gain	0.5	0.5	0.5	(1.0)	0.5
Other comprehensive loss	(6.5)	(1.7)	(6.2)	7.9	(6.5)
Comprehensive (loss) income	(38.4)	(25.3)	20.6	6.4	(36.6)
Comprehensive loss attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Comprehensive (loss) income attributable to controlling interest	$(38.4)	$(25.3)	$20.7	$6.4	$(36.5)

Statement of Comprehensive Income		Guarantor	Nonguarantor
Nine month period ended June 30, 2019 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$630.6	$417.6	$604.0	$(1,013.2)	$639.0
Other comprehensive loss, net of tax:
Foreign currency translation loss	(23.4)	(24.1)	(32.0)	56.1	(23.4)
Unrealized gain (loss) on derivative instruments	6.6	(0.8)	(0.8)	1.6	6.6
Defined benefit pension gain	1.9	1.6	1.6	(3.2)	1.9
Deconsolidation of discontinued operations	21.8	21.8	21.8	(43.5)	21.9
Other comprehensive income (loss)	6.9	(1.5)	(9.4)	11.0	7.0
Comprehensive income	637.5	416.1	594.6	(1,002.2)	646.0
Comprehensive loss attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Comprehensive income attributable to controlling interest	$637.5	$416.1	$594.7	$(1,002.2)	$646.1

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended July 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$73.4	$102.9	$25.8	$(128.2)	$73.9
Other comprehensive loss, net of tax:
Net unrealized loss on foreign currency translation	(59.2)	(59.2)	(62.4)	121.7	(59.1)
Unrealized gain on hedging derivative instruments	30.4	9.2	9.2	(18.4)	30.4
Defined benefit pension gain	2.9	2.4	2.4	(4.8)	2.9
Other comprehensive loss	(25.9)	(47.6)	(50.8)	98.5	(25.8)
Comprehensive income (loss)	47.5	55.3	(25.0)	(29.7)	48.1
Comprehensive loss attributable to non-controlling interest	—	—	(0.6)	—	(0.6)
Comprehensive income (loss) attributable to controlling interest	$47.5	$55.3	$(24.4)	$(29.7)	$48.7

Statement of Comprehensive Income		Guarantor	Nonguarantor
Nine month period ended July 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$267.3	$386.7	$128.2	$(512.9)	$269.3
Other comprehensive loss, net of tax:
Net unrealized loss on foreign currency translation	(37.0)	(37.0)	(39.5)	76.6	(36.9)
Unrealized gain on hedging derivative instruments	20.6	13.4	13.4	(26.8)	20.6
Defined benefit pension gain	2.5	1.7	1.7	(3.4)	2.5
Other comprehensive loss	(13.9)	(21.9)	(24.4)	46.4	(13.8)
Comprehensive income	253.4	364.8	103.8	(466.5)	255.5
Comprehensive loss attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Comprehensive income attributable to controlling interest	$253.4	$364.8	$103.9	$(466.5)	$255.6

SPECTRUM BRANDS HOLDINGS, INC.
#x200eSB/RH HOLDINGS, LLC
#x200eNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
#x200e(in millions, unaudited)

NOTE 21 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Cash Flows		Guarantor	Nonguarantor
Nine month period ended June 30, 2019 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities from continuing operations	$382.3	$314.1	$1,926.0	$(2,793.8)	$(171.4)
Net cash provided (used) by operating activities from discontinued operations	2.2	2.5	2.9	(258.0)	(250.4)
Net cash provided (used) provided by operating activities	384.5	316.6	1,928.9	(3,051.8)	(421.8)
Cash flows from investing activities	.
Purchases of property, plant and equipment	(20.2)	(10.6)	(9.5)	—	(40.3)
Proceeds from sales of property, plant and equipment	—	—	0.1	—	0.1
Proceeds from sale of discontinued operations, net of cash	2,854.4	—	—	—	2,854.4
Other investing activities	(0.2)	—	—	—	(0.2)
Net cash provided (used) by investing activities from continuing operations	2,834.0	(10.6)	(9.4)	—	2,814.0
Net cash used by investing activities from discontinued operations	(1.1)	(2.5)	(1.8)	—	(5.4)
Net cash provided (used) by investing activities	2,832.9	(13.1)	(11.2)	—	2,808.6
Cash flows from financing activities
Proceeds from issuance of debt	54.0	—	—	—	54.0
Payment of debt	(2,084.0)	—	(3.9)	—	(2,087.9)
Payment of debt issuance costs	(0.1)	—	—	—	(0.1)
Payment of cash dividends to parent	(696.9)	—	—	—	(696.9)
Advances related to intercompany transactions	(762.7)	(304.8)	(1,984.3)	3,051.8	—
Other financing activities	(8.9)	—	—	—	(8.9)
Net cash used by financing activities from continuing operations	(3,498.6)	(304.8)	(1,988.2)	3,051.8	(2,739.8)
Net cash used by financing activities from discontinued operations	(1.1)	—	(1.1)	—	(2.2)
Net cash used by financing activities	(3,499.7)	(304.8)	(1,989.3)	3,051.8	(2,742.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.9)	—	(2.9)
Net decrease in cash, cash equivalents and restricted cash	(282.3)	(1.3)	(74.5)	—	(358.1)
Cash, cash equivalents and restricted cash, beginning of period	285.5	1.8	227.0	—	514.3
Cash, cash equivalents and restricted cash, end of period	$3.2	$0.5	$152.5	$—	$156.2

Statement of Cash Flows		Guarantor	Nonguarantor
Nine month period ended July 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities from continuing operations	$(155.7)	$(29.9)	$94.5	$(28.0)	$(119.1)
Net cash provided by operating activities from discontinued operations	3.9	4.3	8.8	4.6	21.6
Net cash (used) provided by operating activities	(151.8)	(25.6)	103.3	(23.4)	(97.5)
Cash flows from investing activities
Purchases of property, plant and equipment	(27.6)	(8.9)	(20.1)	—	(56.6)
Proceeds from sales of property, plant and equipment	0.8	0.1	1.9	—	2.8
Other investing activity	—	(0.2)	(0.3)		(0.5)
Net cash used by investing activities from continuing operations	(26.8)	(9.0)	(18.5)	—	(54.3)
Net cash used by investing activities from discontinued operations	(3.9)	(4.2)	(11.4)	—	(19.5)
Net cash used by investing activities	(30.7)	(13.2)	(29.9)	—	(73.8)
Cash flows from financing activities
Proceeds from issuance of debt	545.5	—	11.3	—	556.8
Payment of debt	(35.3)	—	(18.8)	—	(54.1)
Payment of debt issuance costs	(0.4)	—	—	—	(0.4)
Payment of cash dividends to parent	(351.8)	—	—	—	(351.8)
Advances related to intercompany transactions	20.9	34.9	(79.2)	23.4	—
Net cash provided (used) by financing activities from continuing operations	178.9	34.9	(86.7)	23.4	150.5
Net cash (used) provided by financing activities from discontinued operations	—	(0.1)	2.7	—	2.6
Net cash provided (used) by financing activities	178.9	34.8	(84.0)	23.4	153.1
Effect of exchange rate changes on cash and cash equivalents	—	—	(3.1)	—	(3.1)
Net decrease in cash, cash equivalents and restricted cash	(3.6)	(4.0)	(13.7)	—	(21.3)
Cash, cash equivalents and restricted cash, beginning of period	21.3	4.8	157.4	—	183.5
Cash, cash equivalents and restricted cash, end of period	$17.7	$0.8	$143.7	$—	$162.2

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

Divestitures

•Global Batteries & Lights – On January 2, 2019, the Company completed the sale of its GBL business pursuant to the GBL acquisition agreement with Energizer for cash proceeds of $1,956.2 million, resulting in the recognition of a pre-tax gain on sale of $990.6 million, including the estimated settlement of customary purchase price adjustments for working capital and assumed indebetedness, recognition of tax and legal indemnifications under the acquisition agreement and an estimated contingent purchase price adjustment for the settlement with the planned divestiture of the Varta® consumer batteries business by Energizer of $200.0 million in accordance with the GBL acquisition agreement. The results of operations and gain on sale for disposal of the GBL business are recognized as a component of discontinued operations.

•Global Auto Care – On January 28, 2019, the Company completed the sale of its GAC business pursuant to the GAC acquisition agreement with Energizer for $1.2 billion, consisting of $938.7 million in cash proceeds and $242.1 million in stock consideration of common stock of Energizer, resulting in the write-down of net assets held for sale of $110.0 million, including the estimated settlement of customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications in accordance with the GAC acquisition agreement. The results of operations and write-down of net assets held for sale for the disposal of the GAC business are recognized as a component of discontinued operations.

•Home & Personal Care – During the three month period ended December 30, 2018, the Company changed its plans to sell its HPC business and classified the net assets of HPC as held for use and the HPC operations have been classified as continuing operations for all periods presented. During the period in which the HPC business was held for sale, the Company incurred divestiture related expenses to market and sell the business that were previously recognized as a component of discontinued operations and ceased the recognition of depreciation and amortization on long-lived assets of the HPC disposal group, impacting the comparability of financial results when classified as continuing operations, resulting in the recognition of $29.0 million in incremental depreciation and amortization charges during the nine month period ended June 30, 2019.

•HRG Insurance Operations – On November 30, 2017, FGL completed the FGL Merger with CF Corporation and the CF Entities pursuant to the FGL Merger Agreement. Pursuant to the FGL Merger Agreement, except for certain shares specified in the FGL Merger Agreement, each issued and outstanding share of common stock of FGL was automatically cancelled and converted into the right to receive $31.10 in cash. The total consideration received by the Company as a result of the completion of the FGL Merger was $1,488.3 million. In addition, pursuant to a Share Purchase Agreement, on November 30, 2017, Front Street Re (Delaware) Ltd. sold to the CF Entities all of the issued and outstanding shares of Front Street for $65.0 million, subject to customary transaction expenses. HRG insurance operations have been classified as discontinued operations for the nine month period ended June 30, 2018.

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

•On October 31, 2018, the Company repaid its CAD Term Loan in full.

•On January 4, 2019, the Company repaid its USD Term Loan in full using proceeds received from the divestiture of GBL, recognizing a loss on extinguishment of the debt of $9.0 million attributable to a non-cash charge from the write-off of deferred financing costs and original issue discount associated with the debt.

•On January 30, 2019, the Company repaid its 7.75% Senior Notes in full using proceeds received from the GBL and GAC divestitures, recognizing a loss on extinguishment of the debt of $41.2 million attributable to a $17.2 million premium on repayment of the debt and a non-cash charge of $24.0 million attributable to the write-off of deferred financing costs and original issue discount associated with the debt.

•On March 21, 2019, the Company repaid $285.0 million of its 6.625% Senior Unsecured Notes with an outstanding principal of $570.0 million using proceeds received from the GAC divestitures, recognizing a loss on extinguishment of the debt of $9.6 million attributable to $6.3 million premium on repayment of debt and non-cash charge of $3.3 million attributable to the write-off of deferred financing costs associated with the debt.

See Note 11 – Debt in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information.

Restructuring Activity

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. The most significant of these initiatives are:

•Global Productivity Improvement Plan, formerly Project Ignite, which began during the year ended September 30, 2018;

•HHI Distribution Center Consolidation, which began during the year ended September 30, 2017 and incurred through December 30, 2018; and

•PET Rightsizing Initiative, which began during the year ended September 30, 2017 and incurred through September 30, 2018.

See Note 5 - Restructuring and Related Charges in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly report for additional detail.

Adoption of New Revenue Recognition Accounting Standard

On October 1, 2018, the Company adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” and all the related amendments using the modified retrospective transition method, resulting in a cumulative effect adjustment of $0.7 million, net of tax, to the opening balance of retained earnings at the beginning of the fiscal year 2019. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption to have a material impact on the comparability of its period revenue or operating results on an ongoing basis. See Note 2 – Significant Accounting Policies and Procedures and Note 6 – Revenue Recognition in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information.

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries and imposing a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Tax Reform Act reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Under the Tax Reform Act, the U.S. statutory tax rate for the fiscal year ended September 30, 2018 was approximately 24.5%. The Company recognized the tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its condensed consolidated financial statements for the nine month period ended June 30, 2018 and may impact the comparability of the consolidated results of operations. On June 14, 2019, the U.S. Department of the Treasury and the Internal Revenue Service issued Regulations (“Regulations”) related to the foreign dividends received deduction and GILTI. The Regulations contained language that modified certain provisions of the Tax Reform Act and previously issued guidance. The Regulations are retroactive to January 1, 2018 and caused certain distributions made by the Company’s non-US subsidiaries during Fiscal 2018 to be taxable as Subpart F income on its Fiscal 2018 federal income tax return. The impacts of the Regulations were recorded in the three and nine month periods ended June 30, 2019. Portions of the Tax Reform Act are unclear or have not yet been clarified and interpretations and regulations continue to be issued, which could have a material impact on what the Company has recorded to date. See Note 16 – Income Taxes in Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for additional detail.

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

Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and impact from acquisitions (when applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period. The following is a reconciliation of reported net sales to organic net sales for the three and nine month periods ended June 30, 2019 compared to net sales for the three and nine month periods ended June 30, 2018:

	June 30, 2019
Three Month Periods ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales June 30, 2018	Variance
HHI	$354.6	$1.8	356.4	$372.4	$(16.0)	(4.3%)
HPC	243.4	10.3	253.7	254.4	(0.7)	(0.3%)
PET	221.7	3.5	225.2	194.7	30.5	15.7%
H&G	202.5	—	202.5	207.9	(5.4)	(2.6%)
Total	$1,022.2	$15.6	$1,037.8	$1,029.4	8.4	0.8%

	June 30, 2019
Nine Month Periods ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales June 30, 2018	Variance
HHI	$990.7	$5.7	996.4	$1,016.8	$(20.4)	(2.0%)
HPC	782.3	32.3	814.6	827.5	(12.9)	(1.6%)
PET	641.3	10.6	651.9	608.3	43.6	7.2%
H&G	394.9	—	394.9	381.7	13.2	3.5%
Total	$2,809.2	$48.6	$2,857.8	$2,834.3	23.5	0.8%

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management, which we believe provide useful information to investors because they reflect ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. They also facilitate comparisons between peer companies since interest, taxes, depreciation, and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:

•Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. During the year ending September 30, 2019, the Company issued certain incentive bridge awards due to changes in the Company’s long-term compensation plans that allow for cash based payment upon employee election which have been included in the adjustment and do not qualify as shared-based compensation but have been included as an adjustment from other incentive compensation costs. See Note 15 - Share Based Compensation in Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly report for further discussion;

•Transaction related charges consist of (1) transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business; (2) post-divestiture separation costs consisting of incremental costs incurred by the continuing operations of the Company after completion of the GBL and GAC divestitures to facilitate separation of shared operations, platforms and personnel transferred as part of the divestitures and exiting of TSAs and reverse TSAs with Energizer; (3) divestiture related transaction costs that are recognized in continuing operations due to the change in plan to cease marketing and selling of the HPC business. See Note 2 – Basis of Presentation & Significant Accounting Policies for additional details;

•Restructuring and related charges, which consist of project costs associated with restructuring initiatives across the segments. See Note 5 - Restructuring and Related Charges in Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details;

•Unrealized gains and losses attributable to the Company’s investment in Energizer common stock, acquired as part of consideration received from the Company’s sale and divestiture of GAC to Energizer. See Note 3 – Divestitures and Note 13 – Fair Value of Financial Instruments in Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further discussion;

•Foreign currency gains and losses attributable to multicurrency loans that were entered into with foreign subsidiaries in exchange for the receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestitures. The Company has entered into various hedging arrangements to mitigate the volatility of foreign exchange risk associated with such loans;

•Incremental costs associated with a safety recall in PET;

•Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations after an acquisition (when applicable);

•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);

•Incremental costs directly associated with the Spectrum Merger during the three and nine month periods ended June 30, 2018;

•Non-recurring HRG net operating costs during the three and nine month periods ended June 30, 2018, considered to be redundant or duplicative as a result of the Spectrum Merger and not considered a component of the continuing commercial products company post-merger, including compensation and benefits, directors fees, professional fees, insurance, public company costs, amongst others, and including interest and other non-recurring income that will ultimately be eliminated following the transaction; and

•Other adjustments primarily consisting of costs attributable to (1) operating margin on H&G sales to GAC discontinued operations for the three and nine month periods ended June 30, 2019 and 2018 respectively; (2) expenses and cost recovery for flood damage at Company facilities in Middleton, Wisconsin during the three and nine month periods ended June 30, 2019; (3) certain fines and penalties for delayed shipments following the completion of a PET distribution center consolidation in EMEA during the nine month period ended June 30, 2019; (4) legal and litigation costs associated with Salus during the three and nine month periods ended June 30, 2019 as they are not considered a component of the continuing commercial products company, but continue to be consolidated by the Company after completion of the Spectrum Merger until the Salus operations can be wholly dissolved and/or deconsolidated; and (5) incremental costs for separation of a key executive during the three and nine month periods ended June 30, 2018.

Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of reported net sales for the respective period and segment.

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended June 30, 2019 and 2018 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	HPC	PET	H&G	Corporate	Consolidated
Three Month Period Ended June 30, 2019
Net income from continuing operations	$58.2	$5.7	$25.9	$48.0	$(162.5)	$(24.7)
Income tax benefit	—	—	—	—	44.2	44.2
Interest expense	—	—	—	—	33.9	33.9
Depreciation and amortization	8.4	8.5	10.8	4.8	3.4	35.9
EBITDA	66.6	14.2	36.7	52.8	(81.0)	89.3
Share and incentive based compensation	—	—	—	—	15.6	15.6
Transaction related charges	—	0.7	0.7	—	3.4	4.8
Restructuring and related charges	1.1	3.2	1.4	0.4	14.6	20.7
Unrealized loss on Energizer investment	—	—	—	—	33.2	33.2
Foreign currency loss on multicurrency divestiture loans	—	—	—	—	7.7	7.7
Other	—	0.1	0.2	0.1	1.2	1.6
Adjusted EBITDA	$67.7	$18.2	$39.0	$53.3	$(5.3)	$172.9
Net Sales	$354.6	$243.4	$221.7	$202.5	$—	$1,022.2
Adjusted EBITDA Margin	19.1%	7.5%	17.6%	26.3%	—	16.9%
Three Month Period Ended June 30, 2018
Net income from continuing operations	$52.1	$18.8	$14.4	$52.1	$261.5	$398.9
Income tax benefit	—	—	—	—	(354.2)	(354.2)
Interest expense	—	—	—	—	63.3	63.3
Depreciation and amortization	8.9	—	10.6	4.7	3.7	27.9
EBITDA	61.0	18.8	25.0	56.8	(25.7)	135.9
Share based compensation	—	—	—	—	5.7	5.7
Transaction related charges	0.9	2.4	1.1	—	1.1	5.5
Restructuring and related charges	12.0	0.2	3.7	0.1	1.9	17.9
Pet safety recall	—	—	5.1	—	—	5.1
Spectrum merger related transaction charges	—	—	—	—	3.1	3.1
Non-recurring HRG operating costs and interest income	—	—	—	—	1.1	1.1
Other	—	—	—	0.1	3.3	3.4
Adjusted EBITDA	$73.9	$21.4	$34.9	$57.0	$(9.5)	$177.7
Net Sales	$372.4	$254.4	$194.7	$207.9	$—	$1,029.4
Adjusted EBITDA Margin	19.8%	8.4%	17.9%	27.4%	—	17.3%

The following is a reconciliation of net income to Adjusted EBITDA for the nine months periods ended June 30, 2019 and 2018 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	HPC	PET	H&G	Corporate	Consolidated
Nine Month Period Ended June 30, 2019
Net income (loss) from continuing operations	$145.4	(9.0)	57.3	70.8	(372.1)	$(107.6)
Income tax benefit	—	—	—	—	18.2	18.2
Interest expense	—	—	—	—	185.1	185.1
Depreciation and amortization	25.3	55.7	32.0	14.4	11.0	138.4
EBITDA	170.7	46.7	89.3	85.2	(157.8)	234.1
Share and incentive based compensation	—	—	—	—	38.7	38.7
Transaction related charges	0.9	6.3	1.6	—	7.6	16.4
Restructuring and related charges	4.3	4.7	6.4	1.4	25.4	42.2
Pet safety recall	—	—	0.7	—	—	0.7
Unrealized loss on Energizer investment	—	—	—	—	38.2	38.2
Foreign currency loss on multicurrency divestiture loans	—	—	—	—	29.5	29.5
Other	—	—	2.9	(0.7)	1.7	3.9
Adjusted EBITDA	$175.9	$57.7	$100.9	$85.9	$(16.7)	$403.7
Net Sales	$990.7	$782.3	$641.3	$394.9	$—	$2,809.2
Adjusted EBITDA Margin	17.8%	7.4%	15.7%	21.8%	—	14.4%
Nine Month Period Ended June 30, 2018
Net income from continuing operations	$101.8	$65.9	$42.5	$73.5	$177.9	$461.6
Income tax benefit	—	—	—	—	(476.4)	(476.4)
Interest expense	—	—	—	—	206.4	206.4
Depreciation and amortization	31.4	8.8	31.7	14.0	10.7	96.6
EBITDA	133.2	74.7	74.2	87.5	(81.4)	288.2
Share based compensation	—	—	—	—	7.0	7.0
Transaction related charges	5.5	8.1	5.2	—	1.6	20.4
Restructuring and related charges	40.8	0.5	8.1	0.3	5.7	55.4
Inventory acquisition step-up	—	—	0.8	—	—	0.8
Pet safety recall	—	—	16.3	—	—	16.3
Spectrum merger related transaction charges	—	—	—	—	22.0	22.0
Non-recurring HRG operating costs and interest income	—	—	—	—	13.0	13.0
Other	—	—	—	(0.1)	3.3	3.2
Adjusted EBITDA	$179.5	$83.3	$104.6	$87.7	$(28.8)	$426.3
Net Sales	$1,016.8	$827.5	$608.3	$381.7	$—	$2,834.3
Adjusted EBITDA Margin	17.7%	10.1%	17.2%	23.0%	—	15.0%

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended June 30, 2019 and July 1, 2018 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HHI	HPC	PET	H&G	Corporate	Consolidated
Three Month Period Ended June 30, 2019
Net income (loss) from continuing operations	$58.2	$5.7	$25.9	$48.0	$(166.7)	$(28.9)
Income tax benefit	—	—	—	—	49.9	49.9
Interest expense	—	—	—	—	33.7	33.7
Depreciation and amortization	8.4	8.5	10.8	4.8	3.4	35.9
EBITDA	66.6	14.2	36.7	52.8	(79.7)	90.6
Share and incentive based compensation	—	—	—	—	15.2	15.2
Transaction related charges	—	0.7	0.7	—	3.4	4.8
Restructuring and related charges	1.1	3.2	1.4	0.4	14.6	20.7
Unrealized loss on Energizer investment	—	—	—	—	33.2	33.2
Foreign currency loss on multicurrency divestiture loans	—	—	—	—	7.7	7.7
Other	—	0.1	0.2	0.1	—	0.4
Adjusted EBITDA	$67.7	$18.2	$39.0	$53.3	$(5.6)	$172.6
Net Sales	$354.6	$243.4	$221.7	$202.5	$—	$1,022.2
Adjusted EBITDA Margin	19.1%	7.5%	17.6%	26.3%	—	16.9%
Three Month Period Ended July 1, 2018
Net income from continuing operations	$52.1	$18.8	$14.4	$52.1	$(91.3)	$46.1
Income tax benefit	—	—	—	—	23.6	23.6
Interest expense	—	—	—	—	43.4	43.4
Depreciation and amortization	8.9	—	10.6	4.7	3.7	27.9
EBITDA	61.0	18.8	25.0	56.8	(20.6)	141.0
Share based compensation	—	—	—	—	4.9	4.9
Transaction related charges	0.9	2.4	1.1	—	1.1	5.5
Restructuring and related charges	12.0	0.2	3.7	0.1	1.9	17.9
Pet safety recall	—	—	5.1	—	—	5.1
Other	—	—	—	0.1	3.3	3.4
Adjusted EBITDA	$73.9	$21.4	$34.9	$57.0	$(9.4)	$177.8
Net Sales	$372.4	$254.4	$194.7	$207.9	$—	$1,029.4
Adjusted EBITDA Margin	19.8%	8.4%	17.9%	27.4%	—	17.3%

The following is a reconciliation of net income to Adjusted EBITDA for the nine months periods ended June 30, 2019 and July 1, 2018 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HHI	HPC	PET	H&G	Corporate	Consolidated
Nine Month Period Ended June 30, 2019
Net income (loss) from continuing operations	$145.4	$(9.0)	$57.3	$70.8	$(324.6)	$(60.1)
Income tax benefit	—	—	—	—	34.1	34.1
Interest expense	—	—	—	—	125.2	125.2
Depreciation and amortization	25.3	55.7	32.0	14.4	11.0	138.4
EBITDA	170.7	46.7	89.3	85.2	(154.3)	237.6
Share and incentive based compensation	—	—	—	—	37.6	37.6
Transaction related charges	0.9	6.3	1.6	—	7.6	16.4
Restructuring and related charges	4.3	4.7	6.4	1.4	25.4	42.2
Pet safety recall	—	—	0.7	—	—	0.7
Unrealized gain on investments	—	—	—	—	38.2	38.2
Foreign currency loss on intercompany divestiture loans	—	—	—	—	29.5	29.5
Other	—	—	2.9	(0.7)	0.6	2.8
Adjusted EBITDA	$175.9	$57.7	$100.9	$85.9	$(15.4)	$405.0
Net Sales	$990.7	$782.3	$641.3	$394.9	$—	$2,809.2
Adjusted EBITDA Margin	17.8%	7.4%	15.7%	21.8%	—	14.4%
Nine Month Period Ended July 1, 2018
Net income from continuing operations	$101.8	$65.9	$42.5	$73.5	$(75.0)	$208.7
Income tax benefit	—	—	—	—	(102.9)	(102.9)
Interest expense	—	—	—	—	124.0	124.0
Depreciation and amortization	31.4	8.8	31.7	14.0	10.6	96.5
EBITDA	133.2	74.7	74.2	87.5	(43.3)	326.3
Share based compensation	—	—	—	—	4.6	4.6
Transaction related charges	5.5	8.1	5.2	—	1.6	20.4
Restructuring and related charges	40.8	0.5	8.1	0.3	5.7	55.4
Inventory acquisition step-up	—	—	0.8	—	—	0.8
Pet safety recall	—	—	16.3	—	—	16.3
Other	—	—	—	(0.1)	3.3	3.2
Adjusted EBITDA	$179.5	$83.3	$104.6	$87.7	$(28.1)	$427.0
Net Sales	$1,016.8	$827.5	$608.3	$381.7	$—	$2,834.3
Adjusted EBITDA Margin	17.7%	10.1%	17.2%	23.0%	—	15.1%

Consolidated Results of Operations

The following is summarized consolidated results of operations for SBH for the three and nine month periods ended June 30, 2019 and 2018, respectively.

	Three Month Periods Ended				Nine Month Periods Ended
(in millions, except %)	June 30, 2019	June 30, 2018	Variance		June 30, 2019	June 30, 2018	Variance
Net sales	$1,022.2	$1,029.4	$(7.2)	(0.7%)	$2,809.2	$2,834.3	$(25.1)	(0.9%)
Gross profit	361.0	362.7	(1.7)	(0.5%)	972.4	987.4	(15.0)	(1.5%)
Operating expenses	268.2	255.9	12.3	4.8%	812.5	797.8	14.7	1.8%
Interest expense	33.9	63.3	(29.4)	(46.4%)	185.1	206.4	(21.3)	(10.3%)
Other non-operating expense (income), net	39.4	(1.2)	40.6	(3,383.3%)	64.2	(2.0)	66.2	(3,310.0%)
Income tax benefit	44.2	(354.2)	398.4	(112.5%)	18.2	(476.4)	494.6	(103.8%)
Net income (loss) from continuing operations	(24.7)	398.9	(423.6)	(106.2%)	(107.6)	461.6	(569.2)	(123.3%)
Income from discontinued operations, net of tax	(1.2)	33.8	(35.0)	(103.6%)	699.1	526.5	172.6	32.8%
Net income (loss)	(25.9)	432.7	(458.6)	(106.0%)	591.5	988.1	(396.6)	(40.1%)

Net Sales. Net sales for the three month period ended June 30, 2019 decreased $7.2 million, or 0.7%, with an increase in organic sales of $8.4 million, or 0.8%. Net sales for the nine month period ended June 30, 2019 decreased $25.1 million, or 0.9%, with an increase in organic sales of $23.5 million, or 0.8%. The following sets forth net sales by segment for the three and nine month periods ended June 30, 2019 and 2018.

	Three Month Periods Ended				Nine Month Periods Ended
(in millions, except %)	June 30, 2019	June 30, 2018	Variance		June 30, 2019	June 30, 2018	Variance
HHI	$354.6	$372.4	$(17.8)	(4.8%)	$990.7	$1,016.8	(26.1)	(2.6%)
HPC	243.4	254.4	(11.0)	(4.3%)	782.3	827.5	(45.2)	(5.5%)
PET	221.7	194.7	27.0	13.9%	641.3	608.3	33.0	5.4%
H&G	202.5	207.9	(5.4)	(2.6%)	394.9	381.7	13.2	3.5%
Net Sales	$1,022.2	$1,029.4	(7.2)	(0.7%)	$2,809.2	$2,834.3	(25.1)	(0.9%)

The following sets forth the principal components of change in net sales for the three and nine month periods ended June 30, 2018 to the three and nine month periods ended June 30, 2019.

(in millions)	Three Month Periods Ended	Nine Month Periods Ended
Net Sales for the periods ended June 30, 2018	$1,029.4	$2,834.3
Increase (decrease) in H&G	(5.4)	(12.9)
Increase (decrease) in HHI	(16.0)	(20.4)
Increase in PET	30.5	43.6
Increase in HPC	(0.7)	13.2
Foreign currency impact, net	(15.6)	(48.6)
Net Sales for the year ended June 30, 2019	$1,022.2	$2,809.2

Gross Profit. For the three month period ended June 30, 2019, gross profit decreased $1.7 million, with a marginal increase in gross profit margin from 35.2% to 35.3% primarily due to incremental material and input costs including tariffs, with unfavorable product mix partially offset by pricing adjustments. For the nine month period ended June 30, 2019, gross profit decreased $15.0 million, with a marginal decrease in gross profit margin from 34.8% to 34.6% primarily due to incremental material and input costs including tariffs, with unfavorable mix partially offset by pricing adjustments.

Operating Expenses. Operating expenses for the three month period ended June 30, 2019 increased $12.3 million, or 4.8%, primarily attributable to an increase in selling and general and administrative expenses of $9.5 million due to the deferral of depreciation and amortization associated with HPC that was previously held for sale in the prior year, an increase in share based compensation, higher distribution costs, partially offset by the close of the Spectrum Merger and nonrecurring HRG corporate operating costs and transaction costs in the prior year; an increase in restructuring and related charges of $3.8 million and decrease in transaction related charges of $0.7 million. Operating expenses for the nine month period ended June 30, 2019 increased $14.7 million, or 1.8%, primarily attributable to an increase in selling and general and administrative expenses of $31.0 million driven by the recognition of incremental depreciation and amortization expense of $29.0 million for long-lived assets of HPC that were previously held for sale coupled with the deferral of depreciation and amortization in the prior year associated with HPC being previously held for sale, an increase in share based compensation, higher distribution costs, partially offset by the close of the Spectrum Merger and nonrecurring HRG corporate operating costs and related transaction costs in the prior year; decrease in restructuring charges of $11.2 million and a decrease in transaction related costs of $4.0 million. See Note 2 – Basis of Presentation & Significant Accounting Policies and Note 5 – Restructuring and Related Charges in Notes to the Condensed Consolidated Financial Statements included elsewhere within this Quarterly Report for additional detail on transaction related costs and restructuring costs, respectively.

Interest Expense. Interest expense for the three and nine month periods ended June 30, 2019 decreased $29.4 million, or 46.4%, and $21.3 million, or 10.3%, respectively due to the early extinguishment of the Company’s Term Loans, HRG 7.75% Notes and partial paydown of the 6.625% Notes in the second quarter of fiscal year 2019. See Note 11 – Debt in Notes to the Condensed Consolidated Financial Statements included elsewhere within this Quarterly Report for additional detail.

Other non-operating expense (income), net. Other non-operating expenses for the three and nine month periods ended June 30, 2019 increased $40.6 million and $66.2 million, respectively, primarily due to the recognition of unrealized losses on our investment in Energizer common stock of $33.2 million and $38.2 million, respectively; and foreign currency losses attributable to multicurrency loans that were entered into with foreign subsidiaries in exchange for the receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestitures of $7.7 million and $29.5 million, respectively, partially mitigated through the use of foreign currency exchange hedge contracts.

Income Taxes. Our estimated annual effective tax rate was significantly impacted for the three and nine month periods ended June 30, 2019 by income earned outside the U.S. that is subject to the U.S. tax on global intangible low taxed income, local taxes in excess of the US tax rate, the impacts of the Regulations issued in June 2019, and the recalculation of our mandatory repatriation liability, and losses earned outside the U.S. that it is more likely than not will not result in a tax benefit. During the nine month period ended June 30, 2019, we recorded $95.1 million of tax expense from the use of additional net operating losses under the Regulations and recorded $48.0 million of tax benefit from reducing the mandatory repatriation liability after application of the Regulations and filing of the Fiscal 2018 federal income tax returns.

In response to the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year measurement period in a manner similar to accounting for business combinations. The measurement period ended December 30, 2018 and the Company did not recognize changes in the current fiscal year to the provisional tax impacts prior to the closing of the measurement period.

Income From Discontinued Operations. Discontinued operations include our GBL and GAC divisions that were sold on January 2, 2019 and January 28, 2019, respectively, and the HRG insurance operations that was sold on November 30, 2017. Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

Income from discontinued operations, net of tax, for the three month period ended June 30, 2019 is attributable to adjustments on the gain on sale from the GBL divestiture and the write-down of net assets from the GAC divestiture for changes to the estimated settlement of customary purchase price adjustments, tax and legal indemnifications, and other agreed-upon funding under the respective purchase agreements.

Income from discontinued operations, net of tax, for the nine month period ended June 30, 2019 increased $172.6 million due to recognition of a $972.1 million pre-tax gain on the sale of GBL operations, net of reclassified accumulated other comprehensive loss realized of $18.5 million; offset by a loss on sale of GAC discontinued operations primarily attributable to a write-down of net assets to fair value of $113.3 million, net reclassified accumulated other comprehensive gain realized of $3.3 million; net tax expense of $161.9 million associated with the GBL and GAC divestitures; plus $476.4 million of gain on FGL discontinued operations primarily attributable to the recognition of $445.9 million to reclassify accumulated other comprehensive income related to FGL, that was previously included in equity; offset by the recognition of a write-down on net assets of $14.2 million upon completion of sale. See Note 3 – Divestitures to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information on the assets and liabilities classified as held for sale and income from discontinued operations within the results of operations.

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

SB/RH

The following is summarized consolidated results of operations for SB/RH for the three and nine month periods ended June 30, 2019 and July 1, 2018, respectively:

	Three Month Periods Ended				Nine Month Periods Ended
(in millions, except %)	June 30, 2019	July 1, 2018	Variance		June 30, 2019	July 1, 2018	Variance
Net sales	$1,022.2	$1,029.4	$(7.2)	(0.7%)	$2,809.2	$2,834.3	$(25.1)	(0.9%)
Gross profit	361.0	362.7	(1.7)	(0.5%)	972.4	987.4	(15.0)	(1.5%)
Operating expenses	266.9	246.7	20.2	8.2%	808.7	751.5	57.2	7.6%
Interest expense	33.7	43.4	(9.7)	(22.4%)	125.2	124.0	1.2	1.0%
Other non-operating expense, net	39.4	2.9	36.5	1,258.6%	64.5	6.1	58.4	957.4%
Income tax benefit	49.9	23.6	26.3	111.4%	34.1	(102.9)	137.0	(133.1%)
Net income from continuing operations	(28.9)	46.1	(75.0)	(162.7%)	(60.1)	208.7	(268.8)	(128.8%)
Income from discontinued operations, net of tax	(1.2)	27.8	(29.0)	(104.3%)	699.1	60.6	638.5	1,053.6%
Net income	(30.1)	73.9	(104.0)	(140.7%)	639.0	269.3	369.7	137.3%

For the three month period ended June 30, 2019, the decrease in net sales of $7.2 million, or 0.7%, and decrease in gross profit of $1.7 million, or 0.5%, are attributable to the change in SBH previously discussed. The increase in operating expenses of $20.2 million, or 8.2%, is primarily attributable to the change in SBH previously discussed except for the impact of HRG operating costs in the prior year and transaction costs from the Spectrum Merger. The increase in other non-operating expense of $36.5 million is primarily attributable to the change in SBH previously discussed.

For the nine month period ended June 30, 2019, the decrease in net sales of $25.1 million, or 0.9%, and decrease in gross profit of $15.0 million, or 1.5%, are attributable to the change in SBH previously discussed. The increase in operating expenses of $57.2, or 7.6%, is primarily attributable to the change in SBH previously discussed, except for the impact in HRG operating costs in the prior year and transaction costs from the Spectrum Merger. The increase in other non-operating expense of $58.4 million is primarily attributable to the change in SBH previously discussed.

Segment Financial Data

Hardware & Home Improvement

	Three Month Periods Ended					Nine Month Periods Ended
(in millions, except %)	June 30, 2019	June 30, 2018	Variance			June 30, 2019	June 30, 2018	Variance
Net sales	$354.6	$372.4	$(17.8)		(4.8%)	$990.7	$1,016.8	$(26.1)		(2.6%)
Operating income	57.6	51.1	6.5		12.7%	145.3	102.4	42.9		41.9%
Operating income margin	16.2%	13.7%	250	bps		14.7%	10.1%	460	bps
Adjusted EBITDA	$67.7	$73.9	$(6.2)		(8.4%)	$175.9	$179.5	$(3.6)		(2.0%)
Adjusted EBITDA margin	19.1%	19.8%	(70)	bps		17.8%	17.7%	10	bps

Net sales for the three month period ended June 30, 2019 decreased $17.8 million, or 4.8%, with a decrease in organic net sales of $16.0 million, or 4.3%.

•Security and lockset decreased $9.7 million due to additional volume in the prior year attributable to recovery from distribution center consolidation project; partially offset by pricing adjustments and growth in the electronics channel.

•Plumbing accessories increased $1.2 million due to new product introduction, added distribution, and pricing adjustments.

•Hardware decreased $7.5 million due to additional volume in the prior year attributable to recovery from the distribution center consolidation project; partially offset by pricing adjustments.

Operating income in the three month period ended June 30, 2019 increased $6.5 million with an operating income margin increase of 250 bps primarily due to operating efficiencies with reduced restructuring costs and depreciation following the distribution center consolidation in the prior year. Adjusted EBITDA in the three month period ended June 30, 2019 deceased $6.2 million with an Adjusted EBITDA margin decrease of 70 bps primarily due to reduced sales and higher material and input costs.

Net sales for the nine month period ended June 30, 2019 decreased $26.1 million, or 2.6%, with a decrease in organic net sales of $20.4 million, or 2.0%.

•Security and lockset decreased $11.2 million due to additional volume in the prior year attributable to hurricane recovery orders and recovery from distribution center consolidation project; partially offset by pricing adjustments and growth in the electronics channel.

•Plumbing accessories decreased $1.4 million due to additional volume in the prior year attributable to hurricane recovery orders and POS softness in specialty home retailers; partially offset by new product introduction, added distribution and pricing adjustments.

•Hardware decreased $7.7 million due to additional volume in the prior year attributable to hurricane recovery orders and recovery from the distribution center consolidation project; partially offset by pricing adjustments.

Operating income in the nine month period ended June 30, 2019 increased $42.9 million with an operating income margin increase of 460 bps primarily due to favorable product mix and operating efficiencies with reduced restructuring costs and depreciation following the distribution center consolidation in the prior year. Adjusted EBITDA in the nine month period ended June 30, 2019 decreased $3.6 million with an Adjusted EBITDA margin increase of 10 bps primarily due to reduced sales and higher material and input costs, partially offset by positive pricing adjustments and operating efficiencies.

Home and Personal Care

	Three Month Periods Ended					Nine Month Periods Ended
(in millions, except %)	June 30, 2019	June 30, 2018	Variance			June 30, 2019	June 30, 2018	Variance
Net sales	$243.4	$254.4	$(11.0)		(4.3%)	$782.3	$827.5	$(45.2)		(5.5%)
Operating (loss) income	5.7	21.3	(15.6)		(73.2%)	(9.0)	68.2	(77.2)		(113.2%)
Operating income margin	2.3%	8.4%	(610)	bps		(1.2%)	8.2%	(940)	bps
Adjusted EBITDA	$18.2	$21.4	$(3.2)		(15.0%)	$57.7	$83.3	$(25.6)		(30.7%)
Adjusted EBITDA margin	7.5%	8.4%	(90)	bps		7.4%	10.1%	(270)	bps

Net sales for the three month period ended June 30, 2019 decreased $11.0 million, or 4.3%, with a decrease in organic net sales of $0.7 million, or 0.3%.

•Personal care appliances increased $2.0 million due to increase in EMEA of $5.2 million driven by e-commerce distribution, expanded product placement and promotional volume growth, increase in LATAM of $2.1 million from added customer distribution and promotional volume growth; offset by lower NA of $4.4 million due to lost distribution with traditional retailers and softer volumes through e-commerce channels, and reduction in APAC of $0.9 million.

•Home and kitchen appliances decreased $2.7 million due to a $7.2 million decrease in NA due to lost distribution with traditional retailers and promotional pricing adjustments; offset by increases in EMEA of $2.1 million driven by e-commerce distribution and promotional volume growth, increase in LATAM of $1.6 million, driven by expanded product placement and promotional volume growth, and increase in APAC of $0.8 million.

Operating income for the three month period ended June 30, 2019 decreased $15.6 million with operating income margin decrease of 610 bps due the deferral of depreciation and amortization in the prior year while considered held for sale, incremental operating costs primarily due to higher input costs, transaction foreign exchange and lower sales volumes with unfavorable product mix. Adjusted EBITDA for the three month period ended June 30, 2019 decreased $3.2 million with an Adjusted EBITDA margin decrease of 90 bps due to incremental operating costs primarily due to higher input costs and lower sales volumes with unfavorable product mix.

Net sales for the nine month period ended June 30, 2019 decreased $45.2 million, or 5.5%, with a decrease in organic net sales of $12.9 million, or 1.6%.

•Personal care appliances decreased $16.5 million due to decrease in NA of $21.7 million due to lost distribution with traditional retailers, expanded product placement and softer volumes through e-commerce channels, reduction in APAC of $3.1 million due to overall category softness; offset by increase in LATAM sales of $5.7 million from expanded product placement, new customer distribution and promotional volume growth, increase in EMEA sales of $2.6 million driven by e-commerce distribution and promotional volume growth.

•Home and kitchen appliances increased $3.5 million due to an increase in EMEA of $3.2 million driven by e-commerce distribution and promotional volume growth, an increase in LATAM of $1.3 million from expanded product placement and promotional volume growth, increase in APAC of $1.4 million from added distribution; partially offset by $2.6 million decrease in NA due to lost distribution with retailers and promotional pricing adjustments offset by new product placements and online distribution.

Operating income for the nine month period ended June 30, 2019 decreased $77.2 million with an operating income margin decrease of 940 bps due to incremental depreciation and amortization of $29.0 million recognized for the change in plan to sell coupled with the deferral of depreciation and amortization during the three month period ended June 30, 2019 while considered held for sale, expenses of $8.1 million related to the plan to sell in the prior year, incremental operating costs primarily due to higher input costs, transaction foreign exchange and lower sales volumes with unfavorable product mix. Adjusted EBITDA for the nine month period ended June 30, 2019 decreased $25.6 million with an Adjusted EBITDA margin decrease of 270 bps due to incremental operating costs primarily due to higher input costs, transaction foreign exchange and lower sales volumes with unfavorable product mix.

Global Pet Care

	Three Month Periods Ended					Nine Month Periods Ended
(in millions, except %)	June 30, 2019	June 30, 2018	Variance			June 30, 2019	June 30, 2018	Variance
Net sales	$221.7	$194.7	$27.0		13.9%	$641.3	$608.3	$33.0		5.4%
Operating income	26.5	15.0	11.5		76.7%	58.7	42.8	15.9		37.1%
Operating income margin	12.0%	7.7%	430	bps		9.2%	7.0%	220	bps
Adjusted EBITDA	$39.0	$34.9	$4.1		11.7%	$100.9	$104.6	$(3.7)		(3.5%)
Adjusted EBITDA margin	17.6%	17.9%	(30)	bps		15.7%	17.2%	(150)	bps

Net sales for the three month period ended June 30, 2019 increased $27.0 million, or 13.9%, with an increase in organic net sales of $30.5 million, or 15.7%.

•Companion animal increased $23.5 million primarily due to increase in NA of $16.0 million due to increased pricing for higher input costs, increased volumes and expanded product distribution through e-commerce, recovery from the pet safety rawhide recall in the prior year and continued growth of the acquired PetMatrix brands, increase in EMEA of $6.5 million for recovery from distribution center consolidation in the prior year.

•Aquatics increased $7.0 million primarily due to increase in EMEA of $6.0 million for recovery from distribution center consolidation in the prior year and increase in NA of $1.0 million from gains in e-commerce and pricing adjustments.

Operating income for the three month period ended June 30, 2019 increased $11.5 million with an increase in operating income margin of 430 bps primarily driven by increased sales volumes and pricing adjustments with incremental expenses in the prior period due to the pet safety recall, partially offset by increased manufacturing and distribution costs. Adjusted EBITDA in the three month period ended June 30, 2019 increased $4.1 million with an Adjusted EBITDA margin decline of 30 bps primarily due to increased sales volume and pricing adjustments, offset by increased manufacturing and distribution costs.

Net sales for the nine month period ended June 30, 2019 increased $33.0 million, or 5.4%, with an increase in organic net sales of $43.6 million, or 7.2%.

•Companion animal increased $40.3 million due to increase in NA of $35.7 due to increased pricing for higher input costs, increased volumes and expanded product distribution through e-commerce, recovery from pet safety rawhide recall in the prior year and continued growth of the acquired PetMatrix brands, increase in EMEA of $1.7 million for recovery from distribution center consolidation in the prior year and increase in LATAM of $2.1 million from new product distribution and increased volumes.

•Aquatics increased $3.3 million primarily due to increase in EMEA of $6.9 million for recovery from distribution center consolidation in the prior year with a decrease in NA of $3.9 million from category softness within the regions offset by gains in e-commerce and pricing adjustments.

Operating income for the nine month period ended June 30, 2019 increased $15.9 million with an increase in operating income margin of 220 bps primarily driven by increased sales volumes and pricing adjustments with incremental expenses in the prior period due to the pet safety recall, partially offset by increased manufacturing and distribution costs. Adjusted EBITDA in the nine month period ended June 30, 2019 decreased $3.7 million with an Adjusted EBITDA margin decline of 150 bps primarily due to increased manufacturing and distribution costs, partially offset by increased sales volumes and pricing adjustments.

Home and Garden

	Three Month Periods Ended					Nine Month Periods Ended
(in millions, except %)	June 30, 2019	June 30, 2018	Variance			June 30, 2019	June 30, 2018	Variance
Net sales	$202.5	$207.9	$(5.4)		(2.6%)	$394.9	$381.7	$13.2		3.5%
Operating income	48.0	52.2	(4.2)		(8.0%)	70.3	73.3	(3.0)		(4.1%)
Operating income margin	23.7%	25.1%	(140)	bps		17.8%	19.2%	(140)	bps
Adjusted EBITDA	$53.3	$57.0	$(3.7)		(6.5%)	$85.9	$87.7	$(1.8)		(2.1%)
Adjusted EBITDA margin	26.3%	27.4%	(110)	bps		21.8%	23.0%	(120)	bps

Net sales and organic net sales for the three month period ended June 30, 2019 decreased $5.4 million, or 2.6%.

•Lawn & garden control products decreased $2.3 million due to unfavorable weather conditions and lower replenishment orders from retail inventory management.

•Repellent products increased $3.5 million due to earlier distribution and strong POS in the period from specialty home retailers

•Household insect control products decreased $6.5 million due to new product distribution in the prior year and slower retail POS.

•Other net sales to GAC discontinued operations were $4.6 million and $4.7 million for the three month periods ended June 30, 2019 and 2018, respectively.

Operating income for the three month period ended June 30, 2019 decreased $4.2 million with a margin decrease of 140 bps due to lower sales volumes, higher material input costs, higher marketing and advertising investments, and unfavorable product mix offset by productivity and pricing adjustments. Adjusted EBITDA in the three month period ended June 30, 2019 decreased $3.7 million with a margin decrease of 110 bps due to lower sales volumes, material input costs, higher marketing and advertising investments, and unfavorable product mix offset by productivity and pricing adjustments.

Net sales and organic net sales for the nine month period ended June 30, 2019 decreased $13.2 million, or 3.5%.

•Lawn & garden control products increased $16.3 million due to expanded product placement and distribution at home centers, partially offset by lower replenishment orders from retail inventory management.

•Repellent products increased $6.6 million due to increased distribution and strong POS with specialty home retailers and incremental volumes through e-commerce channels.

•Household insect control products decreased $8.7 million due to new product distribution in the prior year and slower retail POS.

•Other net sales to GAC discontinued operations were $10.1 million and $11.1 million for the nine month periods ended June 30, 2019 and 2018, respectively.

Operating income for the nine month period ended June 30, 2019 decreased $3.0 million with a decline in margin of 140 bps primarily due to material input costs, higher marketing and advertising investments, and unfavorable product mix offset by productivity and pricing adjustments. Adjusted EBITDA in the nine month period ended June 30, 2019 decreased $1.8 million with a decline in Adjusted EBITDA margin of 120 bps due to material input costs, higher marketing and advertising investments, and unfavorable product mix offset by productivity and pricing adjustments.

Liquidity and Capital Resources

The following is a summary of the SBH and SB/RH cash flows from continuing operations for the nine month periods ended June 30, 2019 and 2018, respectively.

	SBH		SB/RH
Nine Month Periods Ended (in millions)	June 30, 2019	June 30, 2018	June 30, 2019	July 1, 2018
Operating activities	$(186.1)	$(175.2)	$(171.4)	$(119.1)
Investing activities	$2,814.0	$1,492.5	$2,814.0	$(54.3)
Financing activities	$(2,767.0)	$(774.2)	$(2,739.8)	$150.5

Cash Flows from Operating Activities

Cash flows from SBH continuing operations decreased $10.9 million during the nine month period ended June 30, 2019 due to:

•Decrease in cash provided by continuing operations of $97.4 million, with cash used for working capital of approximately $62.7 million primarily due to the increase inventory and receivables;

•Increase in cash paid for taxes of $11.2 million;

•Increase in cash paid for transaction related charges of $13.1 million;

•Decrease in cash paid for restructuring related charges of $36.1 million;

•Decrease in cash paid for interest of $62.6 million from decrease in outstanding debt; and

•Decrease in net corporate expenditures of $12.1 million primarily attributable to the recognition of interest income on excess cash from divestiture proceeds and dividend income from Energizer common stock investment.

Cash flows from operating activities from continuing operations of SB/RH decreased $52.3 million during the nine month period ended June 30, 2019 primarily due to the items discussed above excluding incremental cash outflows attributable to HRG corporate operations and divestitures, and cash paid for interest on HRG designated debt.

Depreciation and Amortization

Depreciation and amortization for the Company was $138.4 million and $96.6 million for the nine month periods ended June 30, 2019 and 2018, respectively. The increase in depreciation and amortization during the nine month period ended June 30, 2019 is primarily attributable to the cumulative adjustment to depreciation and amortization from the change in plan to sell the HPC division during the three month period ended December 30, 2018, coupled with the deferred depreciation and amortization during the three month period ended June 30, 2018 when HPC was recognized as held for sale. See Note 3 – Divestitures for further discussion.

Cash Flows from Investing Activities

Cash flows from investing activities for SBH continuing operations increased $1,321.5 million during the nine month period ended June 30, 2019 primarily attributable to the cash proceeds of $1,919.0 million, net cash transferred, for the GBL divestiture on January 2, 2019 and cash proceeds of $935.4 million, net cash transferred, for the GAC divestiture on January 28, 2019, compared to the cash proceeds from the sale of HRG insurance operations on November 30, 2017 of $1,546.8 million; partially offset by a reduction in capital expenditures.

Cash flows from investing activities for SB/RH continuing operations increased $2,868.3 million during the nine month period ended June 30, 2019 primarily attributable to the net cash proceeds from the GBL and GAC divestitures; partially offset by a reduction in capital expenditures.

Capital Expenditures

Capital expenditures for the Company were $40.3 million and $56.6 million for the nine month periods ended June 30, 2019 and 2018, respectively. We expect to make investments in capital projects similar to historical levels.

Cash Flows from Financing Activities

Cash flows from financing activities for continuing operations decreased $1,992.8 million for the nine month period ended June 30, 2019 primarily due to the repayment of debt on the Company’s Term Loans, HRG 7.75% Notes and partial paydown of the 6.625% Notes following the receipt of proceeds from the GBL and GAC divestitures.

Debt

During the nine month period ended June 30, 2019, SBH recognized net proceeds from the Revolver Facility of $54.0 million primarily to support working capital needs. SBH made $2,475.1 million of payment on debts, including the redemption of the USD Term Loans of $1,231.7 million, 7.75% Notes of $890.0 million with a premium on extinguishment of $17.2 million, CAD Term Loan of $32.6 million, partial paydown of 6.625% Notes of $285.0 million with payment of early extinguishment of $6.3 million, and other debt payments of $12.3 million. As of June 30, 2019, the Company had borrowing availability of $724.4 million, net of outstanding letters of credit and amounts allocated to a foreign subsidiary.

At June 30, 2019, we were in compliance with all covenants under the Senior Credit Agreement and the indentures governing the 6.625% Notes, 6.125% Notes, 5.75% Notes, and 4.00% Notes.

The Company’s access to capital markets and financing costs may depend on the credit ratings of the Company when it is accessing the capital markets. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings.

Refer to Note 11 - Debt in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

Equity

SBH did not issue additional shares of common stock other than the Company’s share-based compensation plans during the nine month periods ended June 30, 2019 and 2018.

SBH made cash dividend payments of $65.1 million, or $0.42 per share, during the nine month period ended June 30, 2019. There were no cash dividend payments made by SBH during the nine month period ended June 30, 2018. Prior to the Spectrum Merger, Spectrum made cash dividend payments of $71.7 million during the nine month period ended June 30, 2018, of which $43.3 million were paid to SBH.

From time to time, SBH will repurchase outstanding shares common stock in the open market or otherwise. During the nine month period ended June 30, 2019, the Company repurchased 4.9 million shares of common stock for $268.5 million at an average price of $54.34 per share, including $250 million of treasury stock purchases as part of its $1 billion common stock repurchase program. SBH did not repurchase any shares during the nine month period ended June 30, 2018.

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

Contractual Obligations & Other Commercial Commitments

The Company repaid certain of its long-term indebtedness during the nine months ended June 30, 2019, as described under Note 11 - Debt. There have otherwise been no material changes to our contractual obligations & other commercial commitments as discussed in our Annual Report on Form 10-K for the year ended September 30, 2018.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies other than the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which provides for a single comprehensive model for entities to use to account for revenue arising from contracts from customers. Refer to Note 2 – Basis of Presentation and Significant Accounting Policies of Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for information about the adoption of Topic 606. There have been no material changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the year ended September 30, 2018.

New Accounting Pronouncements

See Note 2 – Basis of Presentation and Significant Accounting Policies of Notes to the Condensed Consolidated Financial Statements elsewhere included in this Quarterly Report for information about accounting pronouncements that are newly adopted and recent accounting pronouncements not yet adopted.

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

Interest Rate Risk

A portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. We also have bank lines of credit at variable interest rates. As of June 30, 2019, we had $58.7 million subject to variable interest rates, or 2.5% of total debt. Assuming an increase to market rates of 1% as of June 30, 2019, we would incur an increase to interest expense of $0.1 million.

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

At June 30, 2019, we had $500.5 million equivalent of debt denominated in foreign currencies, which consist primarily of the Euro-denominated 4.00% Notes to the equivalent of $483.2 million, which are recorded in a U.S. Dollar functional entity, and the remaining debt is recorded in countries with the same functional currency as the debt. The 4.00% Notes are held as a net investment hedge of the translation of the Company’s net investments in Euro-denominated subsidiaries.

At June 30, 2019, a potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $12.4 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $26.4 million.

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

At June 30, 2019, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% decline in the underlying commodity prices, would be a loss of $0.4 million. The net impact on reported earnings, after also including the reduction in cost of one-years purchases of the related commodities due to the same change in commodity prices, would be a gain of $0.3 million.

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

Changes in Internal Control Over Financial Reporting. During the nine month period ended June 30, 2019, the Company made changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) to address deficiencies in the design and implementation of a comprehensive risk assessment over changes in GAAP, financial reporting processes and related controls over significant unusual transactions and that are responsive to changes in business operations, including the initial and subsequent accounting and financial reporting through completion of the respective transactions including the identification, assessment and reporting of assets and liabilities held for sale and the recognition of the results of operations and gain on sale associated with discontinued operations from the GBL and GAC divestitures. The Company has designed, implemented and performed a risk assessment process to identify and assess the necessary changes in GAAP, financial reporting processes and the related controls over significant unusual transactions that are responsive to changes in the business operations, including the completion of the GBL and GAC divestitures, among others; including the subsequent accounting, financial reporting and related controls associated with the continuing operations and involvement with Energizer as further discussed in Note 3 – Divestitures and Note 17 – Related Parties. Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the nine month period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting. During the nine month period ended June 30, 2019, the Company made changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) to address deficiencies in the design and implementation of a comprehensive risk assessment over changes in GAAP, financial reporting processes and related controls over significant unusual transactions and that are responsive to changes in business operations, including the initial and subsequent accounting and financial reporting through completion of the respective transactions including the identification, assessment and reporting of assets and liabilities held for sale and the recognition of the results of operations and gain on sale associated with discontinued operations from the GBL and GAC divestitures. The Company has designed, implemented and performed a risk assessment process to identify and assess the necessary changes in GAAP, financial reporting processes and the related controls over significant unusual transactions that are responsive to changes in the business operations, including the completion of the GBL and GAC divestitures, among others; including the subsequent accounting, financial reporting and related controls associated with the continuing operations and involvement with Energizer as further discussed in Note 3 – Divestitures and Note 17 – Related Parties. Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the nine month period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Litigation

We are a defendant in various matters of litigation generally arising out of the ordinary course of business. See risk factors below and Note 18 – Commitments and Contingencies included elsewhere in this Quarterly Report. Based on information currently available, we do not believe that any matters or proceedings presently pending will have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

Item 1A.   Risk Factors

Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We believe that at June 30, 2019, with the exception of change in risk factors discussed below, there are no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2018 and those disclosed in Exhibit 99.2 of the Current Report on Form 8-K filed by SBH and SB/RH on April 5, 2019.

We are subject to a number of claims and litigation and may be subject to future claims and litigation, any of which may adversely affect our business.

From time to time in the past we have been subject to a variety of claims and litigation and we may in the future be subject to additional claims and litigation (including additional class action lawsuits). For instance, following periods of volatility in the market price of our stock, we have become subject to the class action shareholder litigation described below. We are also subject to various other litigation and claims – see “Note 18 – Commitments and Contingencies” in part 1 of this report.

On March 7, 2019, Earl Wagner filed a complaint in the United States District Court for the Western District of Wisconsin against Spectrum Brands Legacy, Inc. (“Spectrum”), Andreas Rouvé (Spectrum Brands Legacy, Inc.’s former Chief Executive Officer) and Douglas Martin (Spectrum Brands Legacy, Inc.’s former Chief Financial Officer and the Company’s current Chief Financial Officer).  Wagner is seeking to represent all investors who purchased or otherwise acquired Spectrum Brands Legacy, Inc.’s securities between June 14, 2016 and April 25, 2018.  The complaint alleges that the defendants violated the Securities Exchange Act of 1934 by making misrepresentations and omissions concerning operations at the Company’s facilities in Dayton, Ohio and Edgerton, Kansas and that, as a result, Spectrum’s financial statements were materially inaccurate.  On April 30, 2019, the West Palm Beach Firefighters’ Pension Fund filed a second lawsuit in the same district, naming the same defendants and asserting similar allegations. The Pension Fund is seeking to represent all investors who purchased or otherwise acquired Spectrum’s securities between June 14, 2016 and November 16, 2018. Both complaints seek an unspecified amount of compensatory damages, interest, attorneys’ and expert fees, and costs. It is anticipated that the actions will be consolidated, and one operative amended complaint will be filed, and one operative pleading designated by the court.  The Company believes the suits are without merit and intends to defend them vigorously.

Separately, on April 9, 2019, Plymouth County Retirement Association filed a complaint in the Circuit Court of Dane County, Wisconsin against the Company and certain of the Company’s current and former directors and officers.  The plaintiff is seeking to represent all persons and entities that purchased or otherwise acquired the Company’s common stock pursuant to the registration statement that was issued in connection with the Spectrum Merger completed on July 13, 2018.  The complaint alleges that certain financial statements incorporated into the registration statement contained misstatements in violation of the Securities Act of 1933.  The complaint seeks an unspecified amount of compensatory damages, interest, rescission or a rescissory measure of damages, attorneys’ and expert fees, and costs.  The Company believes the suit is without merit and intends to defend it vigorously.

Based on the information currently available, we believe that our ultimate liability for any of the matters or proceedings presently pending against the Company (including the matters described above) will not have a material adverse effect on the Company’s business or financial condition. But, regardless of their merits, lawsuits (including class action lawsuits) may result in significant cost to the Company that may not be covered by insurance and may divert attention of management or may otherwise have an adverse effect on our business, financial condition, and results of operation.

The agreements that we signed, and the related actions we have taken, in connection with the sale of the GBL and GAC businesses continue to impose significant obligations on us and our business.

On January 2, 2019, and January 28, 2019, we completed the sales of our GBL and GAC businesses, respectively, to Energizer (collectively, the “Energizer Dispositions”). As partial consideration for the GAC disposition we received 5.3 million shares of Energizer’s common stock. For purposes of our financial reporting our investment in Energizer is recognized at fair value based upon the market price of Energizer’s common stock as of the applicable reporting date. Any change in the fair value of our holdings in Energizer’s common stock is recognized as non-cash unrealized gain or loss within the Company’s Consolidated Statement of Income as non-operating income or expense which contributes to our income from continuing operations before income taxes. Accordingly, any such gain or loss on the value of Energizer’s common stock may have a material effect on our financial results, including our quarterly or annual results. Moreover, the European Commission’s approval of the GBL disposition was conditioned upon Energizer divesting Spectrum’s Varta business in Europe, the Middle East and Africa regions. Pursuant to the terms of the GBL acquisition agreement Spectrum agreed to contribute up to $200 million toward any loss of value below the targeted sale price of the Varta business. On May 29, 2019, Energizer entered into an agreement to sell the Varta business, and in connection therewith we have reserved $200 million on our financial statements to satisfy our obligation.

In connection with the closing of the sale of the GAC business we entered into the Energizer Shareholder Agreement which contains a 12-month lock-up period during which time the Company is subject to limitations on the sale or transfer of its Energizer common stock. In addition, the Energizer Shareholder Agreement contains a 24-month standstill provision that imposes restrictions on the Company from engaging in certain transactions to control or influence Energizer’s management, board of directors or policies. Furthermore, for the period of 18 months following the closing of the sale of the GAC business, we have agreed to vote in favor of Energizer’s board of director nominees and in accordance with Energizer’s board’s recommendations on all other matters at any meeting of Energizer’s shareholders. Consequently, we have limited ability to impact the policies and practices of Energizer. For instance, while Energizer has historically paid a quarterly dividend, which is recognized as a cash component of non-operating income on our Consolidated Statement of Income, we do not have the ability to cause Energizer to pay or increase or decrease the dividend or make any other payments or advances to its stockholders, including us.

Finally, pursuant to the terms of the Energizer Dispositions, we entered into customary transition service agreements with Energizer (collectively, the “TSAs”) pursuant to which we provide services to Energizer and receive services from Energizer and separately we will receive services from the Varta business following the sale of Varta by Energizer. Compliance with the terms of the TSAs can be costly and time consuming and could divert our management’s attention away from the Company’s business and operations. Any failure to comply with the terms of the TSAs could result in us incurring substantial costs or liabilities. Additionally, pursuant to the terms of the TSAs we are reliant on Energizer and Varta for certain services. If Energizer or Varta fails to comply with the terms of the TSAs, our ability to conduct our business and operations could be materially negatively impacted. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Possible New Tariffs That Might Be Imposed by The United States Government Could Have A Material Adverse Effect on Our Results Of Operations.

Recently, the United States government announced tariffs on certain products imported into the United States, which has resulted in reciprocal tariffs from the European Union on goods imported from the United States. In addition, for a number of countries, including European countries and China, the United States Government has placed a series of tariffs on imported. In response a number of countries, including several in Europe as well as China, have imposed tariffs on a wide range of American products. Additional tariffs could be imposed by the United States or on the United States’ response to actions taken by the United States government. These governmental actions could have, and any similar future action may have, a material adverse effect on our business, financial condition and result of operations. for instance, a large percentage of our products that we sell in the United States are manufactured or sourced in China. While it is too early to predict the full extent of the impact of these actions on our business, the imposition of tariffs on products imported by us from China have in some cases required us to increase prices to our customers or and/or result in lowering our gross margin on products sold.

We are subject to data security and privacy risks that could negatively affect our results, operations or reputation.

In addition to our own sensitive and proprietary business information, we handle transactional and personal information about our customers, suppliers and vendors. Hackers and data thieves are increasingly sophisticated and operate social engineering, such as phishing, and large-scale, complex automated attacks that can evade detection for long periods of time. Any breach of our or our service providers' network, or other vendor systems, may result in the loss of confidential business and financial data, misappropriation of our consumers', users' or employees' personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation; resulting in lost sales and consumers, fines, lawsuits, or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to and/or redress problems caused by any breach.

In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S., Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018, and California passed the California Consumer Privacy Act (the "CCPA"), which goes into effect January 1, 2020. These laws impose additional obligations on companies such as ours regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR and CCPA) and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2018, the Board of Directors approved a $1 billion common stock repurchase program. The authorization is effective for 36 months. The following summarizes the activity of common stock repurchases under the program for the nine month period ended June 30, 2019:

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that may
	Purchased	Per Share	as Part of Plan	Yet Be Purchased
As of September 30, 2018	—	$—	—	$1,000,000,000
October 1, 2018 to October 28, 2018	—	—	—	1,000,000,000
October 29, 2018 to November 25, 2018	—	—	—	1,000,000,000
November 26, 2018 to December 30, 2018	—	—	—	1,000,000,000
As of December 30, 2018	—	$—	—	$1,000,000,000
December 31, 2018 to January 27, 2019	—	—	—	1,000,000,000
January 28, 2019 to February 24, 2019	1,344,600	52.11	1,344,600	929,931,554
February 25, 2019 to March 31, 2019	3,266,100	55.09	3,266,100	750,001,219
As of March 31, 2019	4,610,700	$54.22	4,610,700	$750,001,219
April 1, 2019 to April 28, 2019	—	—	—	750,001,219
April 29, 2019 to May 26, 2019	—	—	—	750,001,219
May 27, 2019 to June 30, 2019	—	—	—	750,001,219
As of June 30, 2019	4,610,700	$54.22	4,610,700	$750,001,219

During the nine month periods ended June 30, 2019, the Company also repurchased $18.5 million of common stock in private purchases with employees at the fair value, consisting of 0.3 million of common stock repurchases at an average share price of $56.02 per share, which are not included in the common stock repurchase program summarized above.

Item 5. Other Information

None

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2019
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Douglas L. Martin
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2019
SB/RH HOLDINGS, LLC
	By:	/s/ Douglas L. Martin
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1

Third Restated By-Laws of Spectrum Brands Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 17, 2019 (File No. 001-04219)).

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