Form 10-K
period 2019-09-30
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2019-11-15
CIK 109177, 1592706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Offices, and Telephone No.	IRS Employer Identification No.
1-4219	Spectrum Brands Holdings, Inc. (a Delaware corporation) 3001 Deming Way, Middleton, WI 53562 (608) 275-3340 www.spectrumbrands.com	74-1339132
333-192634-03	SB/RH Holdings, LLC (a Delaware limited liability company) 3001 Deming Way, Middleton, WI 53562 (608) 275-3340	27-2812840

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of each exchange on which registered
Spectrum Brands Holdings, Inc.	Common Stock, Par Value $0.01	New York Stock Exchange
SB/RH Holdings, LLC	None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Spectrum Brands Holdings, Inc.	Yes	☒	No	☐
SB/RH Holdings, LLC	Yes	☐	No	☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Spectrum Brands Holdings, Inc.	Yes	☐	No	☒
SB/RH Holdings, LLC	Yes	☐	No	☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Spectrum Brands Holdings, Inc.	Yes	☒	No	☐
SB/RH Holdings, LLC	Yes	☒	No	☐

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

Spectrum Brands Holdings, Inc.	☐
SB/RH Holdings, LLC	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spectrum Brands Holdings, Inc.	Yes	☐	No	☒
SB/RH Holdings, LLC	Yes	☐	No	☒

The aggregate market value of the voting stock held by non-affiliates of Spectrum Brands Holdings, Inc. was approximately $2,439 million based upon the closing price on the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2019). For the sole purposes of making this calculation, term “non-affiliate” has been interpreted to exclude directors and executive officers and other affiliates of the registrant. Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, or that such person is an “affiliate” of the Company, as defined by applicable securities law.

As of November 12, 2019, there were outstanding 48,824,126 shares of Spectrum Brands Holdings, Inc.’s Common Stock, par value $0.01 per share.

SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted the information otherwise called for by Items 10 to 13 of Form 10-K as allowed under General Instruction I(2)(c).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Spectrum Brands Holdings, Inc.’s subsequent amendment to the Form 10-K to be filed within 120 days of September 30, 2019 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12 and 13.

SPECTRUM BRANDS HOLDINGS, INC.

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

•the effect of the general economic conditions, including the impact of, and changes to tariffs and trade policies, inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or monetary or fiscal policies in the countries where we do business;

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

•the impact of actions taken by significant stockholders;

•changes in consumer spending preferences and demand for our products;

•our ability to develop and successfully introduce new products, protect our intellectual property and avoid infringing the intellectual property of third parties;

•our ability to successfully identify, implement, achieve and sustain productivity improvements (including our Global Productivity Plan), cost efficiencies (including at our manufacturing and distribution operations), and cost savings;

•the seasonal nature of sales of certain of our products;

•the effects of climate change and unusual weather activity;

•the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•public perception regarding the safety of products that we manufacture and sell, including the potential for environmental liabilities, product liability claims, litigation and other claims related to products manufactured by us and third parties;

•the impact of existing, pending or threatened litigation, regulation or other requirements or operating standards applicable to our business;

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

•the unanticipated loss of key members of senior management and the transition of new members of our management teams to their new roles; and

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

PART I

ITEM 1. BUSINESS

This combined Form 10-K is being filed by Spectrum Brands Holdings, Inc. (“SBH”) and SB/RH Holdings, LLC (“SB/RH”) (collectively, the “Company”). SB/RH is a wholly-owned subsidiary of SBH and represents substantially all of its assets, liabilities, revenues, expenses and operations. Thus, all information contained in this report relates to, and is filed by, SBH. Information that is specifically identified in this report as relating solely to SBH, such as its financial statements and its common stock, does not relate to and is not filed by SB/RH. SB/RH makes no representation as to that information. The terms “the Company,” “we,” and “our” as used in this report, refer to both SBH and its consolidated subsidiaries and SB/RH and its consolidated subsidiaries, unless otherwise indicated. The terms “SBH” and “SB/RH” refer to Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC, respectively.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to the SEC. The SEC also maintains a website that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available on our website at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Copies will also be provided to any stockholder upon written request to the Investor Relations and Corporate Communications, Spectrum Brands, Inc. at 3001 Deming Way, Middleton, Wisconsin 53562 or via electronic mail at investorrelations@spectrumbrands.com, or by contacting the Division Vice President (DVP), Investor Relations & Corporate Communications by telephone at (608) 278-6148.

General Overview

We are a diversified global branded consumer products company.  We manage the business in four vertically integrated, product focused segments: (i) Hardware & Home Improvement (“HHI”), (ii) Home and Personal Care (“HPC”), (iii) Global Pet Care (“GPC”), and (iv) Home and Garden (“H&G”).  The Company manufactures, markets and/or distributes its products globally in the North America (“NA”); Europe, Middle East & Africa (“EMEA”); Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”) and construction companies. We enjoy strong name recognition in our regions under our various brands and patented technologies across multiple product categories. Geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president or general manager responsible for sales and marketing initiatives and the financial results for all product lines within that segment. SB/RH is a wholly owned subsidiary of SBH. Spectrum Brands, Inc., a wholly-owned subsidiary of SB/RH (“SBI”) incurred certain debt guaranteed by SB/RH and domestic subsidiaries of SBI. The following is an overview of the consolidated business showing the net sales by segment and geographic region sold (based upon destination) as a percentage of consolidated net sales for the year ended September 30, 2019.

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

Hardware and Home Improvement (HHI)

The following is an overview of net sales by product category and geographic region sold (based upon destination) for the year ended September 30, 2019

Product Category	Products	Brands
Security	Residential locksets and door hardware including knobs, levers, deadbolts, handle sets, including electronic and connected locks	Kwikset®, Weiser®, Baldwin®, Tell Manufacturing®, and EZSET®
Plumbing & Accessories	Kitchen and bath faucets and accessories	Pfister®
Builders' Hardware	Hinges, metal shapes, security hardware, track and sliding door hardware, gate hardware	National Hardware®, FANAL®

In some cases, we also supply product to customers who have private label brand offerings. We also have supply and brand licensing arrangements used for some smaller lines of business and brands such as FANAL®. Certain of our residential lockset products incorporate patented SmartKey® technology that provides advanced security and easy rekeying.

The sales force of the HHI business is aligned by brands, customers and geographic regions. We have strong partnerships with a variety of customers including large home improvement centers, wholesale distributors, home builders, plumbers, home automation providers, and commercial contractors. A significant percentage of our sales are attributable to a limited group of retailer customers, including Home Depot and Lowe’s, which are customers with more than 10% of Company sales and represent approximately 40% of segment sales for the fiscal year ended September 30, 2019.

Primary competitors in security include Allegion (Schlage), Assa Abloy (Emtek, Yale) and private label brands such as Defiant. Primary competitors for plumbing include Masco (Delta), Fortune Brands (Moen), Kohler, American Standard and private label brands such as Glacier Bay.  Primary competitors for hardware include The Hillman Group, Hampton Products, Koch (Lehigh) and private label brands such as Crown Bolt.

Sales in our HHI segment primarily increase during the spring and summer periods (the Company’s third and fourth fiscal quarters). Segment sales by quarter as a percentage of annual net sales during the years ended September 30, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
First Quarter	23%	24%	23%
Second Quarter	24%	23%	25%
Third Quarter	26%	27%	25%
Fourth Quarter	27%	26%	27%

The principal raw materials used in manufacturing include brass, zinc, and steel that are sourced either on a global or regional basis. The prices of these raw materials are susceptible to fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. We have regularly engaged in forward purchase and hedging derivative transactions in an attempt to effectively manage certain raw material costs we expect to incur over the next 12 to 24 months.  Substantially all of our Pfister products are manufactured by third party suppliers that are primarily located in the APAC region. We maintain ownership of most of the tooling used by our suppliers. We continually evaluate our manufacturing facilities’ capacity and related utilization. In general, we believe our existing facilities are adequate for our present and foreseeable needs.

Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our brand names, customer relationships and research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.

Home and Personal Care (HPC)

The following is an overview of net sales by product category and geographic region sold (based upon destination) for the year ended September 30, 2019

Product Category	Products	Brands
Home Appliances	Small kitchen appliances including toaster ovens, coffeemakers, slow cookers, blenders, hand mixers, grills, food processors, juicers, toasters, breadmakers, and irons	Black & Decker®, Russell Hobbs®, George Foreman®, Toastmaster®, Juiceman®, Farberware®, and Breadman®
Personal Care

Hair dryers, flat irons and straighteners, rotary and foil electric shavers, personal groomers, mustache and beard trimmers, body groomers, nose and ear trimmers, women's shavers, haircut kits and intense pulsed light hair removal systems

Remington®, LumaBella®

We license the Black & Decker® brand (“BDC”) in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products through a trademark license agreement with BDC through December 2021. Under the agreement, we agree to pay BDC royalties based on a percentage of sales, with minimum annual royalty payments of $15.0 million. The agreement also requires us to comply with maximum annual return rates for products. If BDC does not agree to renew the license agreement, we have 18 months to transition out of the brand name with no minimum royalty payments during such transition period and BDC has agreed to not compete in the four categories for five years after the end of the transition period. Upon request, BDC may elect to extend the license to use the Black & Decker® brand to certain additional product categories. BDC has approved several extensions of the license to additional categories and geographies.

We own the right to use the Remington® trademark for electric shavers, shaver accessories, grooming products and personal care products; and Remington Arms Company, Inc. (“Remington Arms”) owns the rights to use the trademark for firearms, sporting goods and products for industrial use, including industrial hand tools. The terms of a 1986 agreement between Remington Products, LLC and Remington Arms provides for the shared rights to use the trademark on products which are not considered “principal products of interest” for either company. We retain the trademark for nearly all products which we believe can benefit from the use of the brand name in our distribution channels. We have patented technology that is used in our i-Light and i-Light Reveal intense pulsed light hair removal product line.

HPC products are sold primarily to large retailers, online retailers, wholesalers, distributors, warehouse clubs, food and drug chains and specialty trade or retail outlets such as consumer electronics stores, department stores, discounters and other specialty stores. International distribution varies by region and is often executed on a country-by-country basis.  Our sales generally are made through the use of individual purchase orders. A significant percentage of our sales are attributable to a limited group of retailer customers, including Wal-Mart, which is a customer having more than 10% of Company sales and represent approximately 18% of segment sales for the fiscal year ended September 30, 2019.

Primary competitors for home appliances include Newell Brands (Sunbeam, Mr. Coffee, Crockpot, Oster), De’Longhi America (DeLonghi, Kenwood, Braun), SharkNinja (Shark, Ninja), Hamilton Beach Holding Co. (Hamilton Beach, Proctor Silex), Sensio, Inc. (Bella); SEB S.A.(T-fal, Krups, Rowenta), Whirlpool Corporation (Kitchen Aid), Conair Corporation (Cuisinart, Waring), Koninklijke Philips N.V. (Philips), Glen Dimplex (Morphy Richards) and private label brands for major retailers. Primary competitors in personal care include are Koninklijke Philips Electronics N.V. (Norelco), The Procter & Gamble Company (Braun), Conair Corporation, Wahl Clipper Corporation and Helen of Troy Limited.

Sales from electric personal care product categories tend to increase during the December holiday season (the Company’s first fiscal quarter), while small appliances sales increase from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales (the Company’s fourth fiscal quarter) and in December for the holiday season.    Our sales by quarter as a percentage of annual net sales during the years ended September 30, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
First Quarter	30%	31%	31%
Second Quarter	20%	21%	20%
Third Quarter	23%	23%	23%
Fourth Quarter	27%	25%	26%

Substantially all of our home appliances and personal care products are manufactured by third party suppliers that are primarily located in the APAC region, the prices of which may be susceptible to changes in transportation costs, government regulations and tariffs, and changes in currency exchange rates. We maintain ownership of most of the tooling and molds used by our suppliers.

Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our brand names, customer relationships and research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.

Global Pet Care (GPC)

The following is an overview of GPC net sales by product category and geographic region sold (based upon destination) for the year ended September 30, 2019

Product Category	Products	Brands
Companion Animal	Rawhide chews, dog and cat clean-up, training, health and grooming products, small animal food and care products, rawhide-free dog treats, and wet and dry pet food for dogs and cats

8IN1® (8-in-1), Dingo®, Nature's Miracle®, Wild Harvest™, Littermaid®, Jungle®, Excel®, FURminator®, IAMS® (Europe only), Eukanuba® (Europe only), Healthy-Hide®, DreamBone®, SmartBones®, ProSense®, Perfect Coat®, eCOTRITION®, Birdola® and Digest-eeze®.

Aquatics	Consumer and commercial aquarium kits, stand-alone tanks; aquatics equipment such as filtration systems, heaters and pumps; and aquatics consumables such as fish food, water management and care	Tetra®, Marineland®, Whisper® and Instant Ocean®, GloFish®.

We sell primarily to large retailers, pet superstores, online retailers, food and drug chains, warehouse clubs and other specialty retail outlets. International distribution varies by region and is often executed on a country-by-country basis.  Our sales generally are made through the use of individual purchase orders.  In addition to product sales, we also perform installation and maintenance services on commercial aquariums.  Live fish under our GloFish® brand are produced, marketed and sold by independent third-party breeders through a supply and licensing agreement with the Company. A significant percentage of our sales are attributable to a limited group of retailer customers, including Wal-Mart, which is a customer with more than 10% of Company sales and represent approximately 24% of segment sales for the fiscal year ended September 30, 2019.

Primary competitors are Mars Corporation, the Hartz Mountain Corporation and Central Garden & Pet Company which all sell a comprehensive line of pet supplies that compete across our product categories. The pet supplies product category is highly fragmented with no competitor holding a substantial market share and consists of small companies with limited product lines.

Sales remain fairly consistent throughout the year with little variation. Our sales by quarter as a percentage of annual net sales during the years ended September 30, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
First Quarter	24%	25%	25%
Second Quarter	25%	25%	24%
Third Quarter	25%	24%	24%
Fourth Quarter	26%	26%	27%

Rawhide products are produced in Cambodia and at third party suppliers in the APAC region. Subsequent to September 30, 2019, the segment closed its operating facilities within the LATAM region and shifted rawhide production to existing third-party suppliers primarily in the APAC region. Alternative rawhide products are manufactured by third party suppliers located in the APAC region and Mexico. Our Companion Animal and Aquatics products are produced in our manufacturing plants located in the U.S., Europe, and at third party suppliers in APAC region. We maintain ownership of most of the tooling and molds used by third party suppliers.  We continually evaluate capacity at our manufacturing facilities and related utilization. In general, we believe our existing facilities are adequate for our present and foreseeable operating needs. Product purchased from third-party suppliers, especially those from the APAC regions, are susceptible to fluctuations in transportation costs, government regulations and tariffs, and changes in currency exchange rates.

Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our brand names, customer relationships and research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.

Home and Garden (H&G)

The following is an overview of H&G net sales by product category and geographic region sold (based upon destination) for the year ended September 30, 2019

Product Category	Products	Brands
Household	Household pest control solutions such as spider and scorpion killers; ant and roach killers; flying insect killers; insect foggers; wasp and hornet killers; and bedbug, flea and tick control products	Hot Shot®, Black Flag®, Real-Kill®, Ultra Kill®, The Ant Trap® (TAT), and Rid-A-Bug®.
Controls	Outdoor insect and weed control solutions, and animal repellents such as aerosols, granules, and ready-to-use sprays or hose-end ready-to-sprays	Spectracide®, Garden Safe®, Liquid Fence®, and EcoLogic®.
Repellents	Personal use pesticides and insect repellent products, including aerosols, lotions, pump sprays and wipes, yard sprays and citronella candles	Cutter® and Repel®.

Other product category consists of products sold to the Global Auto Care business unit that was divested and sold to Energizer Holdings, Inc. (“Energizer”) on January 28, 2019 and continues to be produced and distributed under a supply agreement with Energizer subsequent to the completion of the sale.  See Note 3 – Divestitures, in Notes to the Consolidated Financial Statements, included elsewhere for additional discussion.

We sell primarily to large retailers, home improvement centers, dollar stores, hardware stores, home and garden distributors, and food and drug retailers. We sell primarily in the U.S. with some distribution in LATAM and the Caribbean.  Our sales generally are made through the use of individual purchase orders.  A significant percentage of our sales are attributable to a limited group of retailer customers, including Wal-Mart, Home Depot and Lowe’s, which are customers with more than 10% of Company sales and represent approximately 65% segment sales for the fiscal year ended September 30, 2019.

Primary competitors are The Scotts Miracle-Gro Company (Scotts, Ortho, Roundup, Miracle-Gro, Tomcat); Central Garden & Pet (AMDRO, Sevin), SBM Company (BioAdvanced), S.C. Johnson & Son, Inc. (Raid, OFF!); and Henkel AG & Co. KGaA (Combat).

Sales typically peak during the first six months of the calendar year (the Company’s second and third fiscal quarters) due to customer seasonal purchasing patterns and timing of promotional activities. Our sales by quarter as a percentage of annual net sales during the years ended September 30, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
First Quarter	10%	10%	10%
Second Quarter	27%	25%	27%
Third Quarter	40%	42%	39%
Fourth Quarter	23%	23%	24%

H&G currently produces the majority of its products in one facility in St. Louis, Missouri, with production primarily consisting of liquids and aerosols, and the remaining portion of products being produced by various third-party manufacturers, consisting of candles, baits & traps, and wipes. The main raw materials purchased are plastic bottles, steel aerosol cans, corrugate, active ingredients and bulk chemicals.  The prices of these raw materials are susceptible to fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, and tariffs.

Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our brand names, customer relationships and research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.

Discontinued Operations

Global Batteries and Lighting (“GBL”)

On January 2, 2019, the Company completed the sale of its GBL business pursuant to the GBL acquisition agreement with Energizer Holdings, Inc. (“Energizer”) for cash proceeds of $1,956.2 million, resulting in a pre-tax gain on sale of $989.8 million, during the year ended September 30, 2019, including the estimated settlement of customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications under the acquisition agreement and an estimated contingent purchase price adjustment for the settlement of the planned divestiture of the Varta® consumer batteries business by Energizer. The Company’s assets and liabilities associated with GBL have been classified as held for sale and the respective operations have been classified as discontinued operations; and reported separately for all periods presented. GBL consists of consumer batteries products including alkaline batteries, zinc carbon batteries, nickel metal hydride (NiMH) rechargeable batteries, hearing aid batteries, battery chargers, battery-powered portable lighting products including flashlights and lanterns, and other specialty battery products primarily under the Rayovac® and Varta® brand, and other proprietary brand names pursuant to licensing arrangements with third parties. Refer to Note 3 – Divestitures to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further discussion pertaining to the GBL divestiture.

Global Auto Care (“GAC”)

On January 28, 2019, the Company completed the sale of its GAC business pursuant to the GAC acquisition agreement with Energizer for $938.7 million in cash proceeds and $242.1 million in stock consideration of common stock of Energizer, resulting in the write-down of net assets held for sale of $111.0 million, during the year ended September 30, 2019, including the estimated settlement of customary purchase price adjustments for working capital and assumed indebtedness, and recognition of tax and legal indemnifications in accordance with the GAC acquisition agreement. The Company’s assets and liabilities associated with GAC have been classified as held for sale and the respective operations have been classified as discontinued operations; and reported separately for all periods presented.  GAC consists of appearance products, including protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes designed to clean, shine, refresh and protect interior and exterior automobile surfaces under the Armor All® brand; performance products including STP® branded fuel and oil additives, functional fluids and automotive appearance products; A/C recharge products that consist of do-it-yourself automotive air conditioner recharge products under the A/C Pro® brand, along with other refrigerant and oil recharge kits, sealants and accessories. Refer to Note 3 – Divestitures to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further discussion pertaining to the GAC divestiture.

Other Information

Employees

We have approximately 13,000 full-time employees worldwide as of September 30, 2019 associated with our continuing operations. Approximately 13% of our total labor force is covered by collective bargaining agreements. We believe that our overall relationship with our employees is good.

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

We have, and we expect to continue to have, a significant amount of indebtedness. See Note 12 - Debt in the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report for additional detail. Our substantial indebtedness has had, and could continue to have, material adverse consequences for our business, and may:

•require us to dedicate a large portion of our cash flow to pay principal and interest on our indebtedness, which will reduce the availability of our cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;

•increase our vulnerability to general adverse economic and industry conditions;

•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•restrict our ability to make strategic acquisitions, dispositions or to exploit business opportunities;

•place us at a competitive disadvantage compared to our competitors that have less debt; and

•limit our ability to borrow additional funds (even when necessary to maintain adequate liquidity) or dispose of assets.

Under our senior credit agreement governing our secured facilities and the indentures governing our senior notes (together, our “debt agreements”), we may incur additional indebtedness. If new debt is added to our existing debt levels, the related risks that we now face would increase.

Furthermore, a portion of our debt bears interest at variable rates. Increases in market interest rates may raise the interest rate on our variable rate debt and create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk. Upon completion of a divestiture, we may be required to pay down debt using proceeds from the sale.

Restrictive covenants in our debt agreements may restrict our ability to pursue our business strategies.

Our debt agreements each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. Our debt agreements also contain customary events of default and covenants imposing operating and financial restrictions on our business. These covenants could, among other things, restrict our ability to incur additional indebtedness, liens or engage in sale and leaseback transactions, pay dividends or make distribution in respect of capital stock, make certain restricted payments, sell assets, engage in transactions with affiliates, except on an arms-length basis, or consolidate or merge with or sell substantially all of our assets. Further, these covenants could, among other things, limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully. In addition, our debt agreements require us to dedicate a portion of cash flow from operations to payments on debt and also contain borrowing restrictions based on, among other things, our fixed charge coverage ratio. Furthermore, the credit agreement governing our senior secured facilities contains a financial covenant relating to maximum leverage. Such requirements and covenants could limit the flexibility of our restricted entities in planning for, or reacting to, changes in the industries in which they operate. Our ability to comply with these covenants is subject to certain events outside our control. If we are unable to comply with these covenants, the lenders under our senior secured facilities could terminate their commitments and the lenders under our senior secured facilities or the holders of our senior notes could accelerate repayment of our outstanding borrowings and, in either case, we may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms or at all. If we are unable to repay outstanding borrowings when due, the lenders under the senior secured facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If our obligations under the senior secured facilities are accelerated, we cannot assure you that our assets would be sufficient to repay in full such indebtedness.

Future financing activities may adversely affect our leverage and financial condition.

Subject to the limitations set forth in our debt agreements, we may incur additional indebtedness and issue dividend-bearing redeemable equity interests. We may incur substantial additional financial obligations to enable us to execute our business objectives. These obligations could result in:

•default and foreclosure on our assets if our operating revenues after an investment or acquisition are insufficient to repay our financial obligations;

•acceleration of our obligations to repay the financial obligations even if we make all required payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•our immediate payments of all amounts owed, if any, if such financial obligations are payable on demand;

•our inability to obtain additional financing if such financial obligations contain covenants restricting our ability to obtain such financing while the financial obligations remain outstanding;

•our inability to pay dividends on our capital stock;

•using a substantial portion of our cash flow to pay principal and interest or dividends on our financial obligations, which will reduce the funds available for dividends on our Common Stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•limitations on our flexibility in planning for and reacting to changes in our business and in the industries in which we operate;

•an event of default that triggers a cross default with respect to other financial obligations, including our indebtedness;

•increased vulnerability to adverse changes in general economic, industry, financial, competitive, legislative, regulatory and other conditions and adverse changes in government regulation; and

•limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors.

We are subject to significant international business risks that could hurt our business and cause our results of operations to fluctuate.

A significant portion of our net sales are to customers outside of the U.S. See Note 20 – Segment Information in the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report, for sales by geographic region. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:

•currency fluctuations, including, without limitation, fluctuations in the foreign exchange rate of the Euro, British Pound, Brazilian Real, Canadian Dollar, Australian Dollar, Japanese Yen, Chinese Renminbi, and the Mexican Peso;

•changes in the economic conditions or consumer preferences or demand for our products in these markets;

•the risk that because our brand names may not be locally recognized, we must spend significant amounts of time and money to build brand recognition without certainty that we will be successful;

•labor unrest;

•political and economic instability, as a result of war, terrorist attacks, pandemics, natural disasters or otherwise;

•lack of developed infrastructure;

•longer payment cycles and greater difficulty in collecting accounts;

•restrictions on transfers of funds;

•import and export duties and quotas, as well as general transportation costs;

•changes in domestic and international customs and tariffs;

•changes in foreign labor laws and regulations affecting our ability to hire and retain employees;

•inadequate protection of intellectual property in foreign countries;

•unexpected changes in regulatory environments;

•difficulty in complying with foreign law; and

•adverse tax consequences.

The foregoing factors may have a material adverse effect on our ability to increase or maintain our supply of products, financial condition or results of operations.

As a result of our international operations, we face a number of risks related to exchange rates and foreign currencies.

Our international sales and certain of our expenses are transacted in foreign currencies. During the fiscal year ended September 30, 2019, approximately 30% of our net sales and operating expenses were denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and as a result of acquisitions in these markets and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our cost of goods sold and our operating margins and could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from, and loans to, our subsidiaries, as well as sales to, purchases from, and bank lines of credit with, our customers, suppliers and creditors that are denominated in foreign currencies.

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

Our international operations expose us to risks related to compliance with the laws and regulations of foreign countries.

Electronic and electrical products that depend on electric current to operate (“EEE”) that we sell in Europe are subject to regulation in European Union (“EU”) markets under two key EU directives. Among our brands, this includes a limited range of products, such as aquarium pumps, heaters, and lighting. We are subject to two EU Directives that may have a material impact on our business: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RUHSEEE”) and Waste of Electrical and Electronic Equipment (“WEEE”). RUHSEEE requires us to eliminate specified hazardous materials from products we sell in EU member states. WEEE requires us to collect and treat, dispose of or recycle certain products we manufacture or import into the EU at our own expense. The costs associated with maintaining compliance or failing to comply with the EU Directives may harm our business. For example:

•Although contracts with our suppliers address related compliance issues, we may be unable to procure appropriate RUHSEEE-compliant material in sufficient quantity and quality and/or be able to incorporate it into our product procurement processes without compromising quality and/or harming our cost structure.

•We may face excess and/or obsolete inventory risk related to non-compliant inventory that we may hold for which there is reduced demand, and we may need to write down the carrying value of such inventories.

We believe that compliance with RUHSEEE does not have a material effect on our capital expenditures, financial condition, earnings or competitive position. To comply with WEEE requirements, we have partnered with other companies to create a comprehensive collection, treatment, disposal and recycling program as specified within the member countries we conduct business. As EU member states pass enabling legislation we currently expect our compliance system to be sufficient to meet such requirements. Our current estimated costs associated with compliance with WEEE are not significant based on our current market share. However, we continue to evaluate the impact of the WEEE legislation and implementing regulations as EU member states implement guidance and as our market share changes and, as a result, actual costs to our company could differ from our current estimates and may be material to our business, financial condition or results of operations.

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

Recent changes in the United States federal government have caused uncertainty about the future of trade partnerships and treaties, such as the North American Free Trade Agreement (“NAFTA”) and the World Trade Organization. The current administration has formally withdrawn the United States from the Trans Pacific Partnership Agreement (“TPPA”), which may affect the Company’s ability to leverage lower cost facilities in territories outside of the U.S. President Trump has also threatened to withdraw the United States from the World Trade Organization, which, if it occurred, could affect tariff rates and other trade terms between the U.S. and its trading partners as well as possibly have material consequences for the global trading system. The current administration has also initiated negotiations with Canada and Mexico aimed at re-negotiating the North American Free Trade Agreement (“NAFTA”). On November 30, 2018 the U.S., Mexico, and Canada signed a replacement trade deal for NAFTA known as the U.S.-Mexico-Canada Agreement (“USMCA”). The USMCA maintains duty-free access for most products and leaves most key provisions of the NAFTA agreement largely intact. The USMCA still requires approval by the U.S. Congress, by Mexico’s National Assembly, and by Canada’s Parliament before it enters into force. In addition, the USMCA is still undergoing a legal review and, if past U.S. free trade agreements are any indication, this could result in follow-up negotiations which could lead to modifications of certain provisions. It is uncertain what the outcome of the Congressional approval process, legal review, and any follow-up negotiations will be, but it is possible that revisions to NAFTA or failure to secure Congressional approval could adversely affect the Company’s existing production operations in Mexico and the current and future levels of sales and earnings of the Company in all three countries. All of this could lead to increased costs and diminished sales opportunities in the U.S. and globally. Media and political reactions in the affected countries could potentially exacerbate the impact on the Company’s operations in those countries. The U.S. Administration’s assertive trade policies could result in further conflicts with U.S. trading partners, affecting the Company’s supply chains, sourcing, and markets. Foreign countries may impose additional burdens on U.S. companies through the use of local regulations, tariffs or other requirements which could increase our operating costs in those foreign jurisdictions. It remains unclear what additional actions, if any, the current administration will take. If the United States were to materially modify or replace NAFTA or other international trade agreements to which it is a party, or if tariffs were raised on the foreign-sourced goods that we sell, such goods may no longer be available at a commercially attractive price, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We face risks relating to tariffs imposed by the United States and other governments.

Recently, the United States government announced tariffs on certain products imported into the United States, which has resulted in reciprocal tariffs from the European Union on goods imported from the United States. In addition, for a number of countries, including European countries and China, the United States Government has placed a series of tariffs on imported goods. In response a number of countries, including several in Europe as well as China, have imposed tariffs on a wide range of American products. Additional tariffs could be imposed by the United States or on the United States’ response to actions taken by the United States government. These governmental actions could have, and any similar future action may have, a material adverse effect on our business, financial condition and result of operations. For instance, a large percentage of our products that we sell in the United States are manufactured or sourced in China. While it is too early to predict the full extent of the impact of these actions on our business, the imposition of tariffs on products imported by us from China have in some cases required us to increase prices to our customers or and/or resulted in lowering our gross margin on products sold.

We face risks relating to the United Kingdom’s planned exit from the European Union.

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

The UK’s intention to withdraw from the EU began a two-year negotiating period to establish the withdrawal terms. Even if no agreement is reached, the UK’s separation still becomes effective unless all EU members unanimously agree on an extension. In October 2019, the European Council and the UK agreed to extend the deadline by which they must agree to a withdrawal agreement by January 31, 2020. If no agreement is reached, the UK’s membership in the EU could terminate under a so-called “hard Brexit”. The effects of Brexit will depend on many factors, including any agreements that the UK makes to retain access to EU markets either during a transitional period or more permanently. It is unclear whether they will successfully reach an agreement prior to the deadline, and it currently appears likely that Brexit will continue to involve a process of lengthy negotiations between the UK and EU member states to determine the future terms of the UK’s relationship with the EU. This could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. In a “hard Brexit” scenario, there could be increased costs from re-imposition of tariffs on trade between the UK and EU, shipping delays because of the need for customs inspections and procedures, and temporary shortages of certain goods. In addition, trade and investment between the UK, the EU, the United States and other countries will be impacted by the fact that the UK currently operates under the EU’s tax treaties. The UK will need to negotiate its own tax and trade treaties with countries all over the world, which could take years to complete. While we cannot anticipate the outcome of these future negotiations, effects could include uncertainty regarding tax exemptions and reliefs within the EU, as well as expected changes in tariffs and tax laws or regulations which could materially and adversely affect our business, business opportunities, results of operations, financial condition, liquidity and cash flows.

We participate in very competitive markets and we may not be able to compete successfully, causing us to lose market share and sales.

We compete for consumer acceptance and limited shelf space based upon brand name recognition, perceived product quality, price, performance, product features and enhancements, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies, and new product introductions. Additional discussion over the segments, product categories and markets in which we compete are included under Item 1 above. Our ability to compete in these consumer product markets may be adversely affected by a number of factors, including, but not limited to, the following:

•We compete against many well-established companies that may have substantially greater financial and other resources, including personnel and research and development, and greater overall market share than us.

•In some key product lines, our competitors may have lower production costs and higher profit margins than us, which may enable them to compete more aggressively in offering retail discounts, rebates and other promotional incentives.

•Technological advancements, product improvements or effective advertising campaigns by competitors may weaken consumer demand for our products.

•Consumer purchasing behavior may shift to distribution channels, including to online retailers, where we and our customers do not have a strong presence.

•Consumer preferences may change to lower margin products or products other than those we market.

•We may not be successful in the introduction, marketing and manufacture of any new products or product innovations or be able to develop and introduce, in a timely manner, innovations to our existing products that satisfy customer needs or achieve market acceptance.

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

Changes in consumer shopping trends and changes in distribution channels could significantly harm our business

We sell our products through a variety of trade channels with a significant portion dependent upon retail partnerships, through both traditional brick-and-mortar retail channels and e-commerce channels. We are seeing the emergence of strong e-commerce channels generating more online competition and declining in-store traffic in brick-and-mortar retailers. Consumer shopping preferences have shifted and may continue to shift in the future to distribution channels other than traditional retail that may have more limited experience, presence and developed, such as e-commerce channels. If we are not successful in developing and utilizing e-commerce channels that future consumers may prefer, we may experience lower than expected revenues.

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

As a result of consolidation of retailers that has occurred during the past several years, particularly in the United States and the EU, and consumer trends toward national mass merchandisers, a significant percentage of our sales are attributable to a limited group of customers. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. Our success is dependent on our ability to manage our retailer relationships, including offering mutually acceptable trade terms.

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

As a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase products on a “just-in-time” basis. Due to a number of factors, including (i) manufacturing lead-times, (ii) seasonal purchasing patterns, and (iii) the potential for material price increases, we may be required to shorten our lead-time for production and more closely anticipate our retailers’ and customers’ demands, which could in the future require us to carry additional inventories and increase our working capital and related financing requirements. This may increase the cost of warehousing inventory or result in excess inventory becoming difficult to manage, unusable or obsolete. In addition, if our retailers significantly change their inventory management strategies, we may encounter difficulties in filling customer orders or in liquidating excess inventories or may find that customers are cancelling orders or returning products, which may have a material adverse effect on our business.

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

On a consolidated basis our financial results are approximately equally weighted across our quarters, however, sales of certain product categories tend to be seasonal. Further discussion over the seasonality of our sales is included under the caption Seasonality under Item 1 above. As a result of this seasonality, our inventory and working capital needs fluctuate significantly throughout the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods, our business, financial condition and results of operations could be materially and adversely affected.

Adverse weather conditions during our peak selling seasons for our home and garden products could have a material adverse effect on our home and garden business.

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

The principal raw materials used to produce our products—including brass, petroleum-based plastic materials, steel, aluminum, copper and corrugated materials (for packaging)—are sourced either on a global or regional basis by us or our suppliers, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. Although we may seek to increase the prices of certain of our goods to our customers, we may not be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases. We cannot provide any assurance that our sources of supply will not be interrupted due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow, which may have an adverse effect on our profitability and results of operations.

We regularly engage in forward purchase and hedging derivative transactions in an attempt to effectively manage and stabilize some of the raw material costs we expect to incur over the next 12 to 24 months. However, our hedging positions may not be effective, or may not anticipate beneficial trends, in a particular raw material market or may, as a result of changes in our business, no longer be useful for us. See Note 14 – Derivatives in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion over our effective hedging strategies over certain commodity costs. In addition, for certain of the principal raw materials we use to produce our products there are no available effective hedging markets. If these efforts are not effective or expose us to above average costs for an extended period of time, and we are unable to pass our raw materials costs on to our customers, our future profitability may be materially and adversely affected. Furthermore, with respect to transportation costs, certain modes of delivery are subject to fuel surcharges which are determined based upon the current cost of diesel fuel in relation to pre-established agreed upon costs. We may be unable to pass these fuel surcharges on to our customers, which may have an adverse effect on our profitability and results of operations.

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

Although we have long-standing relationships with many of our suppliers, we generally do not have long-term contracts with them. An adverse change in any of the following could have a material adverse effect on our business, financial condition and results of operations:

•our ability to identify and develop relationships with qualified suppliers;

•the terms and conditions upon which we purchase products from our suppliers, including applicable exchange rates, transport and other costs, our suppliers’ willingness to extend credit to us to finance our inventory purchases and other factors beyond our control;

•the financial condition of our suppliers;

•political and economic instability in the countries in which our suppliers are located, as a result of war, terrorist attacks, pandemics, natural disasters or otherwise;

•our ability to import outsourced products;

•our suppliers’ noncompliance with applicable laws, trade restrictions and tariffs; or

•our suppliers’ ability to manufacture and deliver outsourced products according to our standards of quality on a timely and efficient basis.

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

In addition, we manufacture the majority of our residential door locks at our Subic Bay, Philippines facility. Our home and garden products are mainly manufactured from our St. Louis, MO, facility. We are dependent upon the continued safe operation of these facilities.

Our facilities are subject to various hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including human error, leaks and ruptures, explosions, floods, fires, inclement weather and natural disasters, power loss or other infrastructure failures, mechanical failure, unscheduled downtime, regulatory requirements, the loss of certifications, technical difficulties, labor disputes, inability to obtain material, equipment or transportation, environmental hazards such as remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases, and other risks. Many of these hazards could cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of material operation problems at our facilities due to any of these hazards could cause a disruption in the production of products. We may also encounter difficulties or interruption as a result of the application of enhanced manufacturing technologies or changes to production lines to improve throughput or to upgrade or repair its production lines. The Company’s insurance policies have coverage in case of significant damage to its manufacturing facilities but may not fully compensate for the cost of replacement for any such damage and any loss from business interruption. As a result, we may not be adequately insured to cover losses resulting from significant damage to its manufacturing facility. Any damage to its facility or interruption in manufacturing could result in production delays and delays in meeting contractual obligations which could have a material adverse effect on relationships with customers and on its results of operations, financial condition or cash flows in any given period.

We face risks related to our sales of products obtained from third-party suppliers.

We sell a significant number of products that are manufactured by third-party suppliers over which we have no direct control. While we have implemented processes and procedures to try to ensure that the suppliers we use are complying with all applicable regulations, there can be no assurances that such suppliers in all instances will comply with such processes and procedures or otherwise with applicable regulations. Noncompliance could result in our marketing and distribution of contaminated, defective or dangerous products which could subject us to liabilities and could result in the imposition by governmental authorities of procedures or penalties that could restrict or eliminate our ability to purchase products. Any or all of these effects could adversely affect our business, financial condition and results of operations.

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

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act includes provisions regarding certain minerals and metals, known as conflict minerals, mined from the Democratic Republic of Congo and adjoining countries. These provisions require companies to undertake due diligence procedures and report on the use of conflict minerals in its products, including products manufactured by third parties. Compliance with these provisions causes us to incur costs to certify that our supply chain is conflict free and we may face difficulties if our suppliers are unwilling or unable to verify the source of their materials. Our ability to source these minerals and metals may also be adversely impacted. In addition, our customers may require that we provide them with a certification and our inability to do so may disqualify us as a supplier.

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

We are subject to the various risks of importing merchandise from abroad and purchasing product made in foreign countries, such as:

•potential disruptions in manufacturing, logistics and supply;

•changes in duties, tariffs, quotas and voluntary export restrictions on imported goods;

•strikes and other events affecting delivery;

•product compliance with laws and regulations of the destination country;

•product liability claims from customers or penalties from government agencies relating to products that are recalled, defective or otherwise noncompliance or alleged to be harmful;

•concerns about human rights, working conditions and other labor rights and conditions and environmental impact in foreign countries where goods are produced and materials or components are sourced, and changing labor, environmental and other laws in these countries;

•local business practice and political issues that may result in adverse publicity or threatened or actual adverse consumer actions, including boycotts;

•compliance with laws and regulations concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act; and

•economic, political or other problems in countries from or through which goods are imported.

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

To establish and protect our intellectual property rights, we rely upon a combination of national, foreign and multinational patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual arrangements. The measures that we take to protect our intellectual property rights may prove inadequate to prevent third parties from infringing or misappropriating our intellectual property. We may need to resort to litigation to enforce or defend our intellectual property rights. If a competitor or collaborator files a patent application claiming technology also claimed by us, or a trademark application claiming a trademark, service mark or trade dress also used by us, in order to protect our rights, we may have to participate in expensive and time consuming opposition or interference proceedings before the U.S. Patent and Trademark Office or a similar foreign agency. Similarly, our intellectual property rights may be challenged by third parties or invalidated through administrative process or litigation. The costs associated with protecting intellectual property rights, including litigation costs, may be material. Furthermore, even if our intellectual property rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights, or our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Obtaining, protecting and defending intellectual property rights can be time consuming and expensive, and may require us to incur substantial costs, including the diversion of the time and resources of management and technical personnel.

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

From time to time in the past we have been subject to a variety of claims and litigation and we may in the future be subject to additional claims and litigation (including additional class action lawsuits). For instance, following periods of volatility in the market price of our stock, we have become subject to the class action shareholder litigation described below. We are also subject to various other litigation and claims.

On July 12, 2019, an amended consolidated class action complaint, superseding complaints filed earlier in 2019, was filed in the United States District Court for the Western District of Wisconsin by The Public School Teachers’ Pension & Retirement Fund of Chicago and the Cambridge Retirement against Spectrum Brands Legacy, Inc. (“Spectrum Legacy”), Andreas Rouvé (Spectrum Brands Legacy, Inc.’s former Chief Executive Officer) and Douglas Martin (Spectrum Brands Legacy, Inc.’s former Chief Financial Officer and the Company’s former Chief Financial Officer). The complaint alleges that the defendants violated the Securities Exchange Act of 1934 by making misrepresentations and omissions concerning operations at the Company’s facilities in Dayton, Ohio and Edgerton, Kansas and that, as a result, Spectrum Legacy’s financial statements were materially inaccurate. The amended complaint also adds HRG Group, Inc. (“HRG”) as a defendant and asserts additional claims against the Company on behalf of a purported class of HRG shareholders.  The class period of the consolidated amended complaint is from January 26, 2017 to November 19, 2018, and plaintiffs seek an unspecified amount of compensatory damages, interest, attorneys’ and expert fees, and costs. Defendants filed a motion to dismiss the complaint on August 26, 2019 and briefing was concluded as of November 6, 2019. The Company believes the suit is without merit and intends to defend it vigorously.

Separately, on August 16, 2019, an amended class action complaint, superseding a complaint filed earlier in 2019, was filed in the Circuit Court of Dane County, Wisconsin against the Company and certain of the Company’s current and former directors and officers. The complaint alleges that certain financial statements incorporated into the registration statement contained misstatements in violation of the Securities Act of 1933.  The plaintiff is seeking to represent all persons and entities that purchased or otherwise acquired the Company’s common stock pursuant to the registration statement that was issued in connection with the Company’s merger with its subsidiary, Spectrum Brands Legacy, Inc., completed on July 13, 2018. The complaint also seeks an unspecified amount of compensatory damages, interest, rescission or damages, attorneys’ and expert fees, and costs.  Defendants filed a motion to dismiss the amended complaint on October 3, 2019 with briefing to be completed by December 2019. The Company believes the suit is without merit and intends to defend it vigorously.

Based on the information currently available, we believe that our ultimate liability for the matters or proceedings presently pending against the Company (including the matters described above) will not have a material adverse effect on the Company’s business or financial condition. But, regardless of their merits, lawsuits (including class action lawsuits) may result in significant cost to the Company that may not be covered by insurance and may divert attention of management or may otherwise have an adverse effect on our business, financial condition, and results of operation.

The Company may be subject to product liability claims and product recalls, which could negatively impact its profitability.

In the ordinary course of our business, the Company may be named as a defendant in lawsuits involving product liability claims. In any such proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts of damages, and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on our business, results of operations and cash flows if we are unable to successfully defend against or settle these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlement related to these matters. The Company sells perishable treats for animal consumption, which involves risks such as product contamination or spoilage, product tampering, and other adulteration of food products. The Company may be subject to liability if the consumption of any of its products causes injury, illness, or death. In addition, the Company will voluntarily recall products in the event of contamination or damage. For example, on June 10, 2017, the Company initiated a voluntary safety recall of various rawhide chew products for dogs sold by the Company’s GPC segment due to possible chemical contamination. The costs of the recall negatively impacted Net Sales, Gross Margin, and Adjusted EBITDA in the GPC segment in fiscal 2017 and in fiscal 2018. A significant product liability judgment or a widespread product recall may negatively impact the Company’s sales and profitability for a period of time depending on product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that Company products caused illness or injury could adversely affect the Company’s reputation with existing and potential customers and its corporate and brand image. Although we have product liability insurance coverage and an excess umbrella policy, our insurance policies may not provide coverage for certain, or any, claims against us or may not be sufficient to cover all possible liabilities. We may not be able to maintain such insurance on acceptable terms, if at all, in the future. See Note 19 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements included elsewhere for further discussion on product liability and product recalls.

Agreements, transactions and litigation involving or resulting from the activities of our predecessor and its former subsidiaries may subject us to future claims or litigation that could materially adversely impact our capital resources.

The Company was formerly known as HRG, which is the successor to Zapata Corporation, which was a holding company engaged, through its subsidiaries, in a number of business activities and over the course of HRG’s existence, has acquired and disposed of a number of businesses. The activities of such entities may subject us to future claims or litigation regardless of the merit of such claims or litigation and the defenses available to us. The time and expense that we may be required to dedicate to such matters may be material to us and our subsidiaries and may adversely impact our capital resources. In certain instances, we may have continuing obligations pursuant to certain of these transactions, including obligations to indemnify other parties to agreements, and may be subject to risks resulting from these transactions.

We may incur material capital and other costs due to environmental liabilities.

We are subject to a broad range of federal, state, local, foreign and multi-national laws and regulations relating to the environment. These include laws and regulations that govern:

•discharges to the air, water and land;

•the handling and disposal of solid and hazardous substances and wastes; and

•remediation of contamination associated with release of hazardous substances at our facilities and at off-site disposal locations.

Risk of environmental liability is inherent in our business. As a result, material environmental costs may arise in the future. In particular, we may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, such as the EU Directives: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment and Waste of Electrical and Electronic Equipment discussed above. Our international operations may expose us to risks related to compliance with the laws and regulations of foreign countries. See the risk factor Our international operations may expose us to risks related to compliance with the laws and regulations of foreign countries included elsewhere in this Annual Report.

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

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. See Note 19 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements included elsewhere within this Annual Report for further discussion on estimated liabilities arising from such environmental matters. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters should not be material to our business or financial condition.

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

As a distributor of consumer products in the U.S., certain of our products are also subject to the Consumer Product Safety Act, which empowers the U.S. Consumer Product Safety Commission (the “Consumer Commission”) to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Commission could require us to repair, replace or refund the purchase price of one or more of our products, or we may voluntarily do so. Any additional repurchases or recalls of our products could be costly to us and could damage the reputation or the value of our brands. If we are required to remove, or we voluntarily remove our products from the market, our reputation or brands could be tarnished, and we may have large quantities of finished products that could not be sold. Furthermore, failure to timely notify the Consumer Commission of a potential safety hazard can result in significant fines being assessed against us. Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future.

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

The Food Quality Protection Act (“FQPA”) established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the FQPA, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of our products that are sold through our H&G business continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in our products.

In addition, the use of certain pesticide products that are sold through our H&G business may, among other things, be regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may require that only certified or professional users apply the product, that users post notices on properties where products have been or will be applied or that certain ingredients may not be used. Compliance with such public health regulations could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

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

Certain of our products may be regulated under programs within the United States, Canada, or in other countries that may require that those products and the associated product packaging be recycled or managed for disposal through a designated recycling program. Some programs are funded through assessment of a fee on the manufacturer and suppliers, including the Company. We do not expect that such programs will cause us to incur expenditures that are material to our business, financial condition or results of operations; however, it is possible that our future liability could be material.

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

Our IT systems are susceptible to security breaches, operational data loss, general disruptions in functionality, and may not be compatible with new technology. We depend on our IT systems for the effectiveness of our operations and to interface with our customers, as well as to maintain financial records and accuracy. Disruption or failures of our IT systems could impair our ability to effectively and timely provide our services and products and maintain our financial records, which could damage our reputation and have a material adverse effect on our business.

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

In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S., Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018, and California passed the California Consumer Privacy Act (the "CCPA"), which goes into effect January 1, 2020. These laws impose additional obligations on companies such as ours regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR and CCPA and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits.

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

Significant changes in actual investment return on pension assets, discount rates, and other factors could affect our results of operations, equity and pension contributions in future periods.

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

We operate globally and changes in tax laws could adversely affect our results. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The legislation, which became effective on January 1, 2018, significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries, imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries, a minimum tax on foreign earnings, limitations on deduction of business interest expense and limits on deducting compensation to certain executive officers. Additional tax regulations and interpretations of the Tax Reform Act have been, and continue to be, issued, some with retroactive application dates and some which materially impacted the Company. The Company understands that other U.S. taxpayers have or plan to challenge the constitutionality of a set of regulation that had a material impact on the Company. If the regulations were ruled unconstitutional, the Company could be favorably impacted. New or revised interpretations of the Tax Reform Act and state conformity with its provisions could have a material impact on the valuation allowance recorded on U.S. state net operating losses. Certain of these changes could have a negative or adverse impact on the operating results and cash flows of the Company. See Note 16 – Income Taxes in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion on the impact from the Tax Reform Act.

We may not be able to fully utilize our U.S. tax attributes.

The Company has accumulated a substantial amount of U.S. federal and state net operating loss (“NOLs”) carryforwards, and federal and state tax credits that will expire if unused. We have concluded that it is more likely than not that the majority of the federal and state deferred tax assets will create tax benefits in the future. As a consequence of earlier business combinations and issuances of common stock, the Company and its subsidiaries have had various changes of ownership that continue to subject a significant amount of the Company’s U.S. NOLs and other tax attributes to certain limitations; and therefore a valuation allowance is still recognized on certain federal and state tax asset carryforwards that are expected to expire due to the ownership change limitations or because we do not believe we will earn enough taxable income to utilize. Changes to state conformity to the provisions of the Tax Reform Act could have a material impact on the valuation allowance recorded on U.S. state net operating losses. If we are unable to fully utilize our NOLs to offset taxable income generated in the future, our future cash taxes could be materially and negatively impacted. For further discussion on the Company’s federal and state NOLs, credits, and applicable valuation allowance as of September 30, 2019, see Note 16 – Income Taxes in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

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

Significant costs have been incurred and are expected to be incurred in connection with the consummation of recent and future business acquisitions and the integration of such acquired businesses with the Company into a combined company, including legal, accounting, financial advisory and other costs.

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

Business acquisitions involve the integration of new businesses that have previously operated independently from us. The integration of our operations with those of acquired businesses is frequently expected to result in financial and operational benefits, including increased top line growth, margins, revenues and cost savings and be accretive to earnings per share, earnings before interest, taxes, depreciation and amortization and free cash flow before synergies. There can be no assurance, however, regarding when or the extent to which we will be able to realize increased top line growth, margins, revenues, cost savings or accretions to earnings per share, earnings before interest, taxes, depreciation and amortization or free cash flow or other benefits. Integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. We will often be required to integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which may be dissimilar. In some instances, we and certain acquired businesses have served the same customers, and some customers may decide that it is desirable to have additional or different suppliers. Difficulties associated with the integration of acquired businesses could have a material adverse effect on our business.

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

The steps required by GAAP entail significant amounts of judgment and subjectivity. Events and changes in circumstances that may indicate that there may be an impairment and which may indicate that interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions; the impact of the economic environment on the customer base and on broad market conditions that drive valuation considerations by market participants; our internal expectations with regard to future revenue growth and the assumptions we make when performing impairment reviews; a significant decrease in the market price of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in legal factors or the business climate that could affect our assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. As a result of such circumstances, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on our business, financial condition and operating results. See Note 11 – Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further detail.

The successful execution of our operational efficiency and multi-year restructuring initiatives are important to the long-term growth of our business.

We continue to engage in targeted restructuring initiatives to align our business operations in response to current and anticipated future market conditions and investment strategy. We will evaluate opportunities for additional initiatives to restructure or reorganize the business across our operating segments and functions with a focus on areas of strategic growth and optimizing operational efficiency. Significant risks associated with these actions may impair our ability to achieve the anticipated cost reduction or may disrupt our business including delays in shipping, implementation of workforce, redundant costs, and failure to meet operational targets. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, experience delays, or if other unforeseen events occur, our business and results of operation could be adversely affected. Refer to Note 5 - Restructuring and Related Charges in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail over restructuring related activity.

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

Factors that may influence the price of the common stock include, without limitation, the following:

•loss of any of our key customers or suppliers;

•additions or departures of key personnel;

•sales of common stock;

•our ability to execute our business plan;

•announcements and consummations of business acquisitions;

•operating results that fall below expectations;

•additional issuances of common stock;

•low volume of sales due to concentrated ownership of common stock;

•intellectual property disputes;

•industry developments;

•economic and other external factors; and

•period-to-period fluctuations in our financial results.

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

The issuance of the shares of the Company’s common stock in connection with the Spectrum Merger (as defined in Note 4 – Acquisitions in Notes to the Consolidated Financial Statements included elsewhere in this Annual Report) has materially increased the risk that the Company could experience an “ownership change” for U.S. federal income tax purposes, which could materially affect the Company’s ability to utilize its NOLs and adversely impact the Company’s results of operations.

The Company has substantial deferred tax assets related to NOLs and tax credits (together with the NOLs, the “Tax Attributes”) for U.S. federal and state income tax purposes, which the Company currently expects to be available to offset future taxable income. The Company’s ability to utilize or realize the current carrying value of such Tax Attributes may be impacted, as result of a future “ownership change”, by certain events, including annual limits imposed under Section 382 of the Code, proposed regulations under Section 382 issued during Fiscal 2019 that may become final or applicable provisions of state law. The issuance of shares of the Company’s common stock in connection with the Spectrum Merger materially increased the risk that the Company could experience an “ownership change” in the future as a result of future issuances of shares or certain direct or indirect changes in the ownership of such shares or other securities (e.g., as a result of a disposition of shares currently owned by existing “5% stockholders”).

An “ownership change” is generally defined as a cumulative increase of 50 percentage points or more (by value) in the ownership positions of certain “5% stockholders” of a corporation during a rolling three year period. Upon an “ownership change,” a corporation generally is subject to an annual limit on the ability to utilize pre-change Tax Attributes to offset future taxable income and gain in an amount equal to the value of the corporation’s market capitalization immediately before the “ownership change” multiplied by the adjusted long-term tax-exempt rate set by the Internal Revenue Service (the “IRS”). Since NOLs generally may be carried forward for up to 20 years, any such annual limitation may result in the inability to utilize certain pre-change Tax Attributes.

In the event an “ownership change” were to occur, the Company could lose the ability to use a significant portion of its Tax Attributes. Any permanent loss could have a material adverse effect on the Company’s results of operations and financial condition.

The US Treasury Department and the IRS in September 2019 issued Proposed Regulations under Section 382 that would significantly change the methods available to calculate use of pre-change Tax Attributes. Should these regulations be finalized, and the Company experience an ownership change, the Company could lose the ability to use significantly more Tax Attributes than under current rules.

Additional issuances of the Company’s common stock may result in dilution to its existing stockholders.

Under our 2011 equity incentive plan adopted by the shareholders in 2011, called the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan formerly known as the HRG Group, Inc. 2011 Omnibus Equity Award Plan (the “2011 Equity Plan”), a total of 2.7 million shares of common stock of the Company, net of cancellations, were authorized to be issued. As of September 30, 2019, we have issued 0.7 million restricted stock units (or the equivalent number of shares of common stock upon the lapsing of the applicable restrictions) under the 2011 Equity Plan and have a remaining authorization to issue up to a total of 1.4 million shares of our common stock, or options or restricted stock units exercisable for shares of common stock (following the conversion at the time of the Spectrum Merger of the remaining authorized but unissued shares at the Merger conversion ratio).

Under the equity incentive plan approved by the Spectrum Legacy shareholders on March 1, 2011, called the Spectrum Brands, Legacy, Inc. Amended and Restated 2011 Omnibus Equity Award Plan formerly known as the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “Spectrum 2011 Equity Plan”), 4.6 million shares of common stock of the Company, net of cancellations, were authorized to be issued. At the 2014 annual shareholders meeting, the 2011 Equity Plan was amended to increase the shares issuable by 1.0 million, and further amended at the 2016 annual shareholders meeting to increase the shares by 1.5 million; therefore, a total of 7.1 million shares, net of cancellations, are authorized to be issued under such plan. Increases to the number of shares issuable under the 2011 Equity Plan are subject to approval by the Board of Directors and shareholders. As of September 30, 2019, we have issued 6.5 million restricted stock units (or the equivalent number of shares of common stock upon the lapsing of the applicable restrictions) under the 2011 Plan and have a remaining authorization to issue up to a total of 0.6 million shares of our common stock, or options or restricted stock units exercisable for shares of common stock. These remaining authorized Spectrum Legacy shares of common stock were converted on a one-for-one basis in connection with the Merger into shares of SBH common stock, and the Spectrum 2011 Equity Plan was assumed by the Company.

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

The agreements that we signed, and the related actions we have taken, in connection with the sale of the GBL and GAC businesses continue to impose significant obligations and risks on us and our business.

On January 2, 2019, and January 28, 2019, we completed the sales of our GBL and GAC businesses, respectively, to Energizer (collectively, the “Energizer Dispositions”). As partial consideration for the GAC disposition we received 5,278,921 shares of Energizer’s common stock. For purposes of our financial reporting our investment in Energizer is recognized at fair value based upon the market price of Energizer’s common stock as of the applicable reporting date. Any change in the fair value of our holdings in Energizer’s common stock is recognized as non-cash unrealized gain or loss within the Company’s Consolidated Statement of Income as non-operating income or expense which contributes to our income from continuing operations before income taxes. Accordingly, any such gain or loss on the value of Energizer’s common stock may have a material effect on our financial results, including our quarterly or annual results. Moreover, the European Commission’s approval of the GBL disposition was conditioned upon Energizer divesting the Varta® business in Europe, the Middle East and Africa regions. Pursuant to the terms of the GBL acquisition agreement the Company agreed to contribute up to $200 million toward any loss of value below the targeted sale price of the Varta® business. On May 29, 2019, Energizer entered into an agreement to sell the Varta® business, and in connection therewith we have reserved $200 million on our financial statements to satisfy our obligation.

In connection with the closing of the sale of the GAC business we entered into a shareholder agreement with Energizer (the “Energizer Shareholder Agreement”) which contains a 12-month lock-up period during which time the Company is subject to limitations on the sale or transfer of its Energizer common stock. In addition, the Energizer Shareholder Agreement contains a 24-month standstill provision that imposes restrictions on the Company from engaging in certain transactions to control or influence Energizer’s management, board of directors or policies. Furthermore, for the period of 18 months following the closing of the sale of the GAC business, we have agreed to vote in favor of Energizer’s board of director nominees and in accordance with Energizer’s board’s recommendations on all other matters at any meeting of Energizer’s shareholders. Consequently, we have limited ability to impact the policies and practices of Energizer. For instance, while Energizer has historically paid a quarterly dividend, which is recognized as a cash component of non-operating income on our Consolidated Statement of Income, we do not have the ability to cause Energizer to pay or increase or decrease the dividend or make any other payments or advances to its stockholders, including us. Moreover, although we have certain registration rights related to our shares of Energizer common stock pursuant to the Energizer Shareholder Agreement, there can be no assurance that we will be able to dispose of such stock at a favorable price, or at all.

Finally, pursuant to the terms of the Energizer Dispositions, we entered into customary transition service agreements with Energizer (collectively, the “TSAs”) pursuant to which we provide services to Energizer and receive services from Energizer and separately we will receive services from the Varta® business following the sale of Varta® by Energizer. Compliance with the terms of the TSAs can be costly and time consuming and could divert our management’s attention away from the Company’s business and operations. Any failure to comply with the terms of the TSAs could result in us incurring substantial costs or liabilities. Additionally, pursuant to the terms of the TSAs we are reliant on Energizer and Varta® for certain services. If Energizer or Varta® fail to comply with the terms of the TSAs, our ability to conduct our business and operations could be materially negatively impacted. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following lists our principal owned or leased administrative, manufacturing, packaging, and distribution facilities at September 30, 2019:

Corporate & Administrative

Location	Function / Use	Owned / Leased
U.S. Locations
Middleton, Wisconsin	Corporate Headquarters & HPC Headquarters	Leased
Earth City, Missouri	GPC and H&G Headquarters	Leased
Lake Forest, California	HHI Headquarters	Leased

Shared Operations & Sales Offices

Location	Function / Use	Owned / Leased
U.S. Locations
Alpharetta, Georgia	Platform sales	Leased
Bentonville, Arkansas	Platform sales	Leased
Minneapolis, Minnesota	Platform sales	Leased
Mooresville, North Carolina	Platform sales	Leased
Moorpark, California	Platform Sales	Leased
Phoenix, Arizona	Platform sales	Leased
San Diego, California	Platform sales	Leased
Palmas Catano, Puerto Rico	Platform sales	Leased
Miramar, Florida	LATAM Shared Operations	Leased
Non-U.S. Locations
Manchester, UK	UK Shared Operations	Owned
Mentone, Australia	APAC Shared Operations	Leased
Sulzbach, Germany	EMEA Shared Operations	Leased
Mississauga, Canada	Canada Shared Operations	Leased
Concord, Canada	Distribution	Leased
Mentone, Australia	Distribution	Leased
Wombourne, UK	Distribution	Leased
Shenzhen, China	Distribution & Shared Operations	Leased
Mexico City, Mexico	Platform Sales	Leased
Bogota, Colombia	Platform Sales	Leased
Paris, France	Platform Sales	Owned
Milan, Italy	Platform Sales	Leased
Warsaw, Poland	Platform Sales	Leased
West Byfleet, UK	Platform Sales	Leased
Moscow, Russia	Platform Sales	Leased
Buenos Aires, Argentina	Platform Sales	Leased
Singapore, Singapore	Platform Sales	Leased
Barcelona, Spain	Platform Sales	Leased
El Dorado, Panama	Platform Sales	Leased
Bucharest, Romania	Platform Sales	Leased
Guayaquil, Ecuador	Platform Sales	Leased
Huechuraba, Chile	Platform Sales	Leased
Santiago de Surco, Peru	Platform Sales	Leased
Ballymount, Ireland	Platform Sales	Leased
Lisbon, Portugal	Platform Sales	Leased
Penrose, New Zealand	Platform Sales	Leased
Yokohama, Japan	Platform Sales	Leased
Hong Kong, China	Platform Sales	Leased

Home & Hardware Improvement (HHI)

Location	Function / Use	Owned / Leased
U.S. Locations
Charlotte, North Carolina	Manufacturing & Distribution	Leased
Edgerton, Kansas	Distribution	Leased
Houston, Texas	Manufacturing & Distribution	Leased
Lititz, Pennsylvania	Manufacturing & Distribution	Leased
Denison, Texas	Manufacturing	Leased
Birmingham, Alabama	Distribution	Leased
Dallas, Texas	Distribution	Leased
Denison, Texas	Distribution	Owned
Elkhart, Indiana	Distribution	Leased
Eastvale, California	Distribution	Leased
Wyomissing, Pennsylvania	Customer Service	Leased
Non-U.S. Locations
Mexicali, Mexico	Manufacturing & Distribution	Leased
Chia-Yi, Taiwan	Manufacturing	Leased
Nogales, Mexico	Manufacturing	Owned
Subic Bay, Philippines	Manufacturing	Owned
Xiamen, China	Manufacturing	Leased
Xiaolan, China	Manufacturing	Leased

Home & Personal Care (HPC)

Location	Function / Use	Owned / Leased
U.S. Locations
DeForest, Wisconsin	Distribution	Leased
Redlands, California	Distribution	Leased

Global Pet Care (GPC)

Location	Function / Use	Owned / Leased
U.S. Locations
Blacksburg, Virginia	Manufacturing	Owned/Leased
Bridgeton, Missouri	Manufacturing	Leased
Noblesville, Indiana	Manufacturing	Owned
Edwardsville, Illinois	Distribution	Leased
Riverview, Florida	Research & Development	Leased
Non-U.S. Locations
Bogota, Colombia	Manufacturing & Distribution	Leased
Melle, Germany	Manufacturing & Distribution	Leased
Ambato, Ecuador	Manufacturing	Leased
Coevorden, Netherlands	Manufacturing & Distribution	Owned
Leon, Mexico	Manufacturing	Leased
Phnom Penh, Cambodia	Manufacturing	Leased

Home & Garden (H&G)

Location	Function / Use	Owned / Leased
U.S. Locations
St. Louis, Missouri	Manufacturing	Leased
Edwardsville, Illinois	Distribution	Leased

We also contract with third parties to operate distribution centers, sales and other administrative offices throughout the world in support of our business. We believe that our existing facilities are suitable and adequate for our present purposes and that the productive capacity in such facilities is substantially being utilized or we have plans to utilize it.

Subsequent to September 30, 2019, the GPC segment closed its operating facilities within the LATAM region and shifted rawhide production to existing third-party suppliers primarily in the APAC region.

ITEM 3.LEGAL PROCEEDINGS

We have disclosed all matters of legal proceedings believed to have an adverse effect on our results of operations, financial condition, liquidity or cash flows in the notes to our consolidated financial statements. See Note 19 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR THE REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SBH’s common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB”. Effective July 13, 2018, SBH completed the planned Spectrum Merger. Prior to the Spectrum Merger, SBH was a holding company, doing business as HRG, conducting its operations principally through its majority owned subsidiaries, and trading on the NYSE under the symbol “HRG”. See Note 4 – Acquisitions in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for more information on the Spectrum Merger.

As of November 12, 2019, there were approximately 1,278 holders of record based upon data provided by the transfer agent for the SBH’s common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.

SB/RH is a wholly-owned subsidiary of SBH and accordingly, there is no established public trading market for its equity securities. As of November 11, 2019, there is only one record holder of its equity securities. During the years ended September 30, 2019 and 2018, SB/RH paid dividends of $717.4 million and $374.2 million, respectively, to its parent company, SBH. Certain restrictive covenants within the Company’s debt facilities impose limitations on payment of dividends by SB/RH’s subsidiaries to SB/RH and to SBH.

Equity Plans

HRG stockholders approved the adoption of the HRG Group, Inc. 2011 Omnibus Equity Award Plan (formerly, Harbinger Group, Inc. 2011 Omnibus Equity Award Plan), as amended (the “HRG Equity Plan”), pursuant to which incentive compensation and performance compensation awards may be provided to employees, directors, officers and consultants of HRG or of its subsidiaries or their respective affiliates. The HRG Equity Plan authorizes the issuance of up to 24 million shares of common stock of HRG. In addition, our stockholders approved the adoption of the Harbinger Group, Inc. 2014 Warrant Plan (the “HRG Warrant Plan”). At September 30, 2019, there were no warrants outstanding. The description of the HRG Equity Plan and HRG Warrant Plan above is qualified in its entirety by reference to the full text of the HRG Equity Plan and HRG Warrant Plan.

Spectrum Legacy stockholders approved the adoption of the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan, as amended (the “Spectrum Equity Plan”), pursuant to which incentive compensation and performance compensation awards may be provided to employees, directors, officers and consultants of the Company or of its subsidiaries or their respective affiliates. The Spectrum Equity Plan authorized the issuance of up to 7.1 million shares of common stock, net cancellations, as amended.

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

Further, effective close of the Spectrum Merger, each restricted stock award, restricted stock unit and performance stock unit under the Spectrum Equity Plan, whether vested or unvested, were assumed by SBH and automatically converted into a corresponding equity-based award in SBH with the right to hold or acquire shares of common stock equal to the number of shares of Spectrum Legacy common stock previously underlying such award. Each new award is subject to the same terms and conditions as the corresponding Spectrum Legacy award. SBH assumed all rights and obligation in respect of each equity-based plan of Spectrum Legacy.

Refer to Note 18 – Share Based Compensation in Notes to our Consolidated Financial Statement included elsewhere in this Annual Report, for additional information.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the years ended September 30, 2018 and 2017, HRG did not repurchase any HRG common stock. Subsequent to the completion of the Spectrum Merger, on July 24, 2018, the Company’s board of directors authorized a new three-year $1 billion common stock repurchase program. The authorization is effective for 36 months. The following summarizes the activity of common stock repurchases under the program for the year ended September 30, 2019:

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that may
	Purchased	Per Share	as Part of Plan	Yet Be Purchased
As of July 24, 2018	—	$—	—	$1,000,000,000
As of September 30, 2018	—	—	—	1,000,000,000
As of December 30, 2018	—	—	—	1,000,000,000
As of March 31, 2019	4,610,700	54.22	4,610,700	750,001,219
As of June 30, 2019	—	—	—	750,001,219
July 1, 2019 to July 28, 2019	—	—	—	750,001,219
July 29, 2019 to August 25, 2019	—	—	—	750,001,219
August 26, 2019 to September 30, 2019	—	—	—	750,001,219
As of September 30, 2019	4,610,700	$54.22	4,610,700	$750,001,219

During the year ended September 30, 2019, the Company also repurchased $18.5 million of common stock in private purchases with employees at the fair value, consisting of 0.3 million of common stock repurchases at an average share price of $56.02 per share, which are not included in the common stock repurchase program summarized above. The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements, and may use funds received from its divestitures to support the common stock repurchase program.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our Common Stock to the cumulative total return of the Russell 1000 Financial Index and Spectrum Peer Group selected in good faith, which is composed of the following companies (alphabetical order): Allegion PLC, Central Garden and Pet Company, Church & Dwight Co., Inc., Edgewell Personal Care Company, Energizer Holdings, Inc., Fortune Brands Home & Security, Inc., Hamilton Beach Brands Holding Company (from 10/2/2017), Helen of Troy Limited, Mattel, Inc., Newell Brands, Inc., Nu Skin Enterprises, Inc., Stanley Black & Decker, Inc., The Clorox Company, and The Scotts Miracle-Gro Company. The Spectrum Peer Group was updated to remove Hanesbrands, Inc., Hasbro, Inc. and Tupperware Brands Corporation and add Allegion PLC and Hamilton Beach Brands Holding Company to reflect the Company’s ongoing industries, relative market cap, and overall changes in the organization following the divestitures of GBL and GAC during the year ended September 30, 2019.

The comparison below assumes that $100 was invested in the common stock of SBH from September 30, 2014 until September 30, 2019. The comparison is based upon the closing price of the common stock, as applicable, and assumes the reinvestment of all dividends, if any. The returns of each of the companies in our peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. The stockholder return shown on the graph below is not necessarily indicative of future performance and will not make or endorse any predictions as to future stockholder returns.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
9/30/14
9/30/15
9/30/16
9/30/17
9/30/18
9/30/19
Spectrum Brands Holdings, Inc.
Russell 1000 Index
Peer Group

ITEM 6.SELECTED FINANCIAL DATA

Spectrum Brands Holdings, Inc.

The following selected historical financial data is derived from SBH’s audited consolidated financial statements as of and for the years ended September 30. The summary has been derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company included elsewhere in this Annual Report. As discussed in Note 1-Description of Business in the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report, on January 2, 2019, and January 28, 2019, we completed the sales of our GBL and GAC businesses, respectively, to Energizer. As a result, the Company’s assets and liabilities associated with GBL and GAC have been classified as held for sale in the accompanying Consolidated Statement of Financial Position for the fiscal years ended September 30, 2018, 2017 and 2016, and the respective operations have been classified as discontinued operations in the accompanying Consolidated Statements of Income and Statements of Cash Flows for the fiscal years ended September 30, 2019, 2018, 2017 and 2016.  For the fiscal year ended September 30, 2015 included within the selected financial data below, the Company has not adjusted to reflect such changes and therefore certain financial information within the summarized financial information below may not be comparable. Fidelity & Guaranty Life and Front Street Re (Delaware) Ltd. (collectively “HRG Insurance Operations”) are classified as discontinued operations for all periods presented. Following the completion of the sale of Compass Production Partners, LP (“Compass”) during the year ended September 30, 2016, HRG no longer held, directly or indirectly, any oil and gas properties and as a result, the results of Compass were presented as discontinued operations for the years ended September 30, 2016, and 2015.

(in millions, except per share data)	2019(1)	2018(2)	2017(3)	2016(4)	2015(5)
Statement of Operations Data
Revenues	$3,802.1	$3,808.7	$3,706.5	$3,754.2	$4,753.8
Gross profit	1,306.9	1,334.3	1,336.4	1,373.0	1,702.8
Operating income	72.2	224.2	287.5	321.8	179.1
Interest expense	222.1	264.0	310.4	336.9	407.8
Loss from operations before income taxes	(193.8)	(35.7)	(27.9)	(7.9)	(180.1)
Income tax (benefit) expense	(7.1)	(462.7)	(11.8)	(52.8)	39.6
Net (loss) income from continuing operations	(186.7)	427.0	(16.1)	44.9	(219.7)
Income (loss) from discontinued operations	659.9	445.0	289.3	(78.8)	(292.7)
Net income (loss)	473.2	872.0	273.2	(33.9)	(512.4)
Net income (loss) attributable to controlling interest	471.9	768.3	106.0	(198.8)	(556.8)
Amounts attributable to controlling interest(6)
Net (loss) income from continuing operations attributable to controlling interest	$(188.0)	$356.5	$(90.6)	$(59.1)	$(242.1)
Net income (loss) from discontinued operations attributable to controlling interest	659.9	411.8	196.6	(139.7)	(314.7)
Net income (loss) attributable to controlling interest	$471.9	$768.3	$106.0	$(198.8)	$(556.8)
Earnings (Loss) Per Share of Common Stock
Basic earnings per share from continuing operations	$(3.71)	$9.64	$(2.81)	$(1.85)	$(9.21)
Basic earnings per share from discontinued operations	13.02	11.15	6.10	(4.36)	(11.97)
Basic earnings per share	$9.31	$20.79	$3.29	$(6.21)	$(21.17)
Diluted earnings per share from continuing operations	$(3.71)	$9.62	$(2.81)	$(1.85)	$(9.21)
Diluted earnings per share from discontinued operations	13.02	11.12	6.10	(4.36)	(11.97)
Diluted earnings per share	$9.31	$20.74	$3.29	$(6.21)	$(21.17)
Dividends per share	$1.68	$0.42	$—	$—	$—
Weighted Average Shares Outstanding
Basic	50.7	36.9	32.2	32.0	26.3
Diluted	50.7	37.0	32.2	32.0	26.3
Statement of Financial Position Data
Cash and cash equivalents	$627.1	$552.5	$270.1	$465.2	$643.2
Total assets	5,230.5	7,799.0	35,863.3	33,580.1	32,594.4
Total debt	2,351.3	4,651.2	5,692.5	5,487.6	6,112.0
Total equity	1,706.3	1,589.6	1,946.9	1,817.2	1,588.1

(1)For the year ended September 30, 2019, operating income includes an impairment of indefinite lived intangible assets of $35.4 million and impairment of goodwill of $116.0 million. Interest expense includes $55.4 million related to refinancing and repayment of debt; including $26.4 million of cash charges and fees, and $29.0 million of non-cash charges for write-off and acceleration of debt issuance costs and discounts. Income tax expense includes a non-cash benefit of $29.9 million for release of valuation allowance on net deferred tax assets, a non-cash tax expense of $95.9 million for the use of federal net operating losses from the issuance of new tax regulations, and a $48.0 million income tax benefit adjustment to the deemed mandatory repatriation liability.

(2)For the year ended September 30, 2018, operating income includes an impairment of indefinite lived intangible assets of $20.3 million. Income tax expense includes a non-cash benefit of $166.7 million for restatement of deferred tax assets and liabilities, a non-cash benefit of $363.8 million for release of valuation allowance on net deferred tax assets and a provisional $73.1 million of income tax expenses for a one-time deemed mandatory repatriation attributable to the Tax Reform Act.

(3)For the year ended September 30, 2017, the operating results include the PetMatrix operations since the acquisition date of June 1, 2017 and GloFish operations since the acquisition date of May 12, 2017. Operating income includes an impairment of indefinite lived intangible assets of $16.3 million. Interest expense includes $6.5 million related to the refinancing, prepayment and/or amendment of debt; including $4.6 million of cash charges and fees, and $1.9 million of non-cash charges for the write off and acceleration of debt issuance costs, discounts, and/or premiums. Income tax expense includes a non-cash expense of $79.6 million primarily from an increase in the valuation allowance against net deferred tax asset.

(4)For the year ended September 30, 2016, operating income includes an impairment of indefinite lived intangible assets of $4.7 million. Salus recorded a loan loss provision of $12.8 million for credit losses on Salus’ asset-based loan portfolio and impairments of $10.7 million to goodwill of CorAmerica Capital, LLC. Interest expense includes $21.4 million related to the refinancing, prepayment and/or amendment of debt; including $15.6 million of cash charges and fees, and $5.8 million of non-cash charges for the write off and acceleration of debt issuance costs, discounts, and/or premiums. Income tax expense includes a non-cash benefit of $45.7 million primarily from a decrease in the valuation allowance against net deferred tax asset.

(5)For the year ended September 30, 2015, the operating results include the Armored AutoGroup (“AAG”) operations since the acquisition date of May 21, 2015; Salix Animal Health LLC operations since the acquisition date of January 16, 2015; European IAMS and Eukanuba pet food business operations since the acquisition date of December 31, 2014; and Tell Manufacturing, Inc. operations since the acquisition date of October 1, 2014. Salus recorded $88.0 million loan loss provision related to deterioration in Salus’s asset-based loan portfolio, including $60.7 million related to the bankruptcy of RadioShack Corporation, a significant Salus borrower. Operating income also includes $60.2 million impairment of goodwill and intangible assets from a former subsidiary of HRG, Frederick’s of Hollywood Group, Inc. (“FOH”). In April 2015, FOH filed for bankruptcy, and any remaining assets and liabilities were deconsolidated. Upon deconsolidation, HRG recognized a gain of $38.5 million. Following completion of the bankruptcy, such entities ceased to be subsidiaries of HRG. Interest expense includes $58.8 million related to the refinancing, prepayment and/or amendment of debt; including $46.0 million of cash charges and fees, and $12.8 million of non-cash charges for the write off and acceleration of debt issuance costs, discounts, and/or premiums. Income tax expense includes a non-cash expense of approximately $190.8 primarily from increase in the valuation allowance against certain net deferred tax assets.

(6)The weighted average shares and earnings per share data were retrospectively adjusted for all periods presented to reflect the effect of the reverse stock split on July 13, 2018 associated with the closing of the Spectrum Merger. See Note 4 – Acquisitions in the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report for further discussion on the Spectrum Merger. Using (i) the 20-trading-day volume-weighted average price per share of Spectrum Legacy common stock ending on July 12, 2018, (ii) the number of shares of Spectrum Legacy common stock outstanding, the number of shares of Spectrum Legacy common stock held by HRG and its subsidiaries and the number of shares of Spectrum Legacy common stock outstanding as of July 12, 2018, (iii) $328.2 million of HRG net indebtedness and transaction expenses at closing, and (iv) a $200.0 million upward adjustment contemplated by the Merger Agreement, each HRG stockholder received approximately 0.1613 shares for each share of HRG stock. For the year ended September 30, 2014, diluted weighted average common shares outstanding did not reflect the conversion effect of HRG’s Series A Participating Convertible Preferred Stock (“Series A Preferred Shares”) and HRG’s Series A-2 Participating Convertible Preferred Stock (“Series A-2 Preferred Shares”) (collectively with the Series A Preferred Shares, the “Preferred Stock”) for the portion of the period that these securities were outstanding, or the exercise of dilutive common stock equivalents as both would be antidilutive. The conversion effect of the Preferred Stock had no impact on diluted weighted average common shares for periods subsequent to the year ended September 30, 2014 as the Preferred Stock was converted during the year ended September 30, 2014.

SB/RH Holdings, LLC

The following selected historical financial data is derived from SB/RH’s audited consolidated financial statements as of and for the years ended September 30. The summary has been derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company included elsewhere in this Annual Report. As discussed in Note 1-Description of Business in the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report, on January 2, 2019, and January 28, 2019, we completed the sales of our GBL and GAC businesses, respectively, to Energizer (collectively, the “Energizer Dispositions”). As a result, the Company’s assets and liabilities associated with GBL and GAC have been classified as held for sale in the accompanying Consolidated Statement of Financial Position for the fiscal years ended September 30, 2018, 2017, and 2016, and the respective operations have been have been classified as discontinued operations in the accompanying Consolidated Statements of Income and Statements of Cash Flows for the fiscal years ended September 30, 2019, 2018, 2017, and 2016 . For the fiscal year ended September 30, 2015 included within the selected financial data below, the Company has not adjusted to reflect such changes and therefore certain financial information within the summarized financial information below may not be comparable.

(in millions, except per share data)	2019(1)	2018(2)	2017(3)	2016(4)	2015(5)
Statement of Operations Data
Revenues	$3,802.1	$3,808.7	$3,705.4	$3,745.3	$4,690.4
Gross profit	1,306.9	1,334.3	1,335.3	1,364.1	1,670.3
Operating income	77.0	302.3	341.2	410.2	474.1
Interest expense	162.0	167.0	161.8	184.4	271.9
(Loss) income from operations before income taxes	(129.2)	130.1	173.6	219.6	193.3
Income tax expense (benefit)	10.7	(76.8)	(8.6)	(33.4)	43.9
Net (loss) income from continuing operations	(139.9)	206.9	182.2	253.0
Income (loss) from discontinued operations	659.9	(24.0)	119.0	99.3
Net income	520.0	182.9	301.2	352.3	149.4
Net income attributable to controlling interest	518.7	181.5	299.9	351.9	148.9
Amounts attributable to controlling interest
Net (loss) income from continuing operations attributable to controlling interest	$(141.2)	$205.5	$180.9	$252.6
Net income (loss) from discontinued operations attributable to controlling interest	659.9	(24.0)	119.0	99.3
Net income attributable to controlling interest	$518.7	$181.5	$299.9	$351.9	$148.9
Statement of Financial Position Data
Cash and cash equivalents	$621.9	$505.4	$168.2	$270.8	$247.9
Total assets	5,291.2	7,637.4	7,417.5	7,053.5	7,193.7
Total debt	2,276.0	4,233.3	3,759.1	3,620.2	3,940.6
Total equity	1,412.1	1,611.7	1,835.4	1,829.4	1,572.8

(1)For the year ended September 30, 2019, the operating results include an impairment of indefinite lived intangible assets of $35.4 million and impairment of goodwill of $116.0 million. Interest expense includes $14.2 million related to refinancing and repayment of debt; including $9.2 million of cash charges and fees, and $5.0 million of non-cash charges for write-off and acceleration of debt issuance costs and discounts. Income tax expense includes a non-cash benefit of $29.9 million for release of valuation allowance on net deferred tax assets, a non-cash tax expense of $95.9 million for the use of federal net operating losses from the issuance of new tax regulations, and a $48.0 million income tax benefit adjustment to the deemed mandatory repatriation liability.

(2)For the year ended September 30, 2018, the operating results include an impairment of indefinite lived intangible assets of $20.3 million. Income tax expense includes a non-cash benefit of $181.7 million for restatement of deferred tax assets and liabilities and a provisional $73.1 million of income tax expenses for a one-time deemed mandatory repatriation attributable to the Tax Reform Act;

(3)For the year ended September 30, 2017, the operating results include the PetMatrix operations since the acquisition date of June 1, 2017 and GloFish operations since the acquisition date of May 12, 2017. Operating income includes an impairment of indefinite lived intangible assets of $16.3 million. Interest expense includes $4.6 million of tender premium and a non-cash expense of $1.9 million as a result of the write-off of unamortized debt issuance costs in connection with the redemption of the 6.375% Notes.

(4)For the year ended September 30, 2016, operating income includes an impairment of indefinite lived intangible assets of $4.7 million. Interest expense includes $15.6 million of tender premium and a non-cash expense of $5.8 million as a result of the write-off of unamortized debt issuance costs in connection with the redemption of the 6.375% Notes. Income tax expense includes a non-cash benefit of $111.1 million from a decrease in the valuation allowance against net deferred tax asset.

(5)For the year ended September 30, 2015, the operating results include the Armored AutoGroup operations since the acquisition date of May 21, 2015; Salix operations since the acquisition date of January 16, 2015; European IAMS and Eukanuba operations since the acquisition date of December 31, 2014; and Tell operations since the acquisition date of October 1, 2014. Interest expense of $58.8 million was incurred related to the financing of the acquisition of AAG and the refinancing of the then-existing senior credit facility and asset based revolving loan facility. Income tax expense includes a non-cash benefit of $20.2 million from a decrease in the valuation allowance against net deferred tax assets, and a $22.8 million benefit due to the reversal of valuation allowance in conjunction with the acquisition of the AAG business.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report. The following is a combined report of SBH and SB/RH, and the following discussion includes SBH and certain matters related to SB/RH as signified below. Unless the context indicates otherwise, the terms the “Company,” “we,” “our” or “us” are used to refer to SBH and its subsidiaries and SB/RH and its subsidiaries, collectively

Business Overview

Refer to Item 1 - Business and Note 1 – Description of Business in Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report for an overview of our business.

Divestitures

•Global Batteries & Lighting (“GBL”) – On January 2, 2019, the Company completed the sale of its GBL business pursuant to the GBL acquisition agreement with Energizer for cash proceeds of $1,956.2 million, resulting in the recognition of a pre-tax gain on sale of $989.8 million, including the estimated settlement of customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications under the acquisition agreement and an estimated contingent purchase price adjustment for the settlement with the planned divestiture of the Varta® consumer batteries business by Energizer of $200.0 million in accordance with the GBL acquisition agreement. The results of operations and gain on sale for disposal of the GBL business are recognized as a component of discontinued operations.

•Global Auto Care (“GAC”) – On January 28, 2019, the Company completed the sale of its GAC business pursuant to the GAC acquisition agreement with Energizer for $1.2 billion, consisting of $938.7 million in cash proceeds and $242.1 million in stock consideration of common stock of Energizer, resulting in the write-down of net assets held for sale of $111.0 million, including the estimated settlement of customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications in accordance with the GAC acquisition agreement. Unrealized gains and losses realized for changes in the fair value of the Company’s common stock investment in Energizer are recognized as Other Non-Operating Income (Expense), net on the Company’s Consolidated Statement of Income. The results of operations and write-down of net assets held for sale for the disposal of the GAC business are recognized as a component of discontinued operations.

•Home and Personal Care (“HPC”) – During the year ended September 30, 2018, the Company initiated a plan to sell its GBA segment, consisting of its GBL business and HPC business, and classified the GBA operations as held for sale and discontinued operations. During the first quarter ended December 30, 2018, the Company changed its plans to sell its HPC business and classified the net assets of HPC as held for use and the HPC operations have been classified as continuing operations for all periods presented. During the period in which the HPC business was held for sale, the Company incurred divestiture related expenses to market and sell the business that were previously recognized as a component of discontinued operations and ceased the recognition of depreciation and amortization on long-lived assets of the HPC disposal group, impacting the comparability of financial results when classified as continuing operations, resulting in the recognition of $29.0 million in incremental depreciation and amortization charges during the year ended September 30, 2019.

•HRG Insurance Operations – On November 30, 2017, FGL completed the FGL Merger with CF Corporation and the CF Entities pursuant to the FGL Merger Agreement, as further detailed in Note 3 – Divestitures in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report. Pursuant to the FGL Merger Agreement, except for certain shares specified in the FGL Merger Agreement, each issued and outstanding share of common stock of FGL was automatically cancelled and converted into the right to receive $31.10 in cash. The total consideration received by HRG as a result of the completion of the FGL Merger was $1,488.3 million. In addition, pursuant to a Share Purchase Agreement, on November 30, 2017, Front Street Re (Delaware) Ltd. sold to the CF Entities all of the issued and outstanding shares of Front Street for $65.0 million, which was subject to reduction for customary transaction expenses.

Refer to Note 3 – Divestitures in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further discussion pertaining to the divestitures.

Spectrum Merger

On July 13, 2018, SBH (formerly HRG) closed its agreement and plan of merger with its majority owned subsidiary, Spectrum Brands Legacy, Inc. (“Spectrum Legacy”, formerly Spectrum Brands Holdings, Inc.). SBH incurred significant transaction costs associated with the Spectrum Merger that impacted the comparability of the consolidated results of operations. Effective as of the closing date of the Spectrum Merger, management and control of the organization was assumed by its majority-owned subsidiary, Spectrum, and the Company continues to operate as the consumer products company that was principally conducted by its majority owned subsidiary. See Note 4 – Acquisitions in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for more information on the Spectrum Merger and associated transaction costs.

Additionally, as a result of the Spectrum Merger, HRG and Spectrum Legacy joined in the filing of U.S. consolidated tax returns starting July 13, 2018. The form of the Spectrum Merger allowed for the HRG capital and net operating loss carryforwards to be used to offset future income and the U.S. tax gain on the sale of the GBL business to Energizer. As a result, SBH released $365.3 million of valuation allowance on its net deferred tax assets since it became more likely than not that the assets will be realized.

Restructuring Activity

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs. The most significant of these initiatives are:

•Global Productivity Improvement Plan, which began at the start of the year ended September 30, 2019 and is anticipated to be completed by September 2022.

•HHI Distribution Center Consolidation, which began during the second quarter of the year ended September 30, 2017 and was closed in December 2018.

•GPC Rightsizing Initiative which began during the second quarter of the year ended September 30, 2017 and was closed in September 2018.

See Note 5 - Restructuring and Related Charges in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail regarding restructuring and related activity.

Refinancing Activity

The following recent financing activity has a significant impact on the comparability of financial results on the consolidated financial statements.

•During the year ended September 30, 2019, the Company (1) repaid $452.6 million of its 6.625% Senior Unsecured Notes with an outstanding principal of $570.0 million, consisting of a repayment of $285.0 million on March 31, 2019 plus a repayment of $167.6 million on September 24, 2019 using proceeds from the GAC divestitures; (2) issued $300.0 million of 5.00% Senior Unsecured Notes due September 2029; (3) repaid its 7.75% Senior Unsecured Notes in full on January 30, 2019 using proceeds received from the GBL and GAC divestitures; (4) repaid its USD Term Loan in full on January 4, 2019 using proceeds received from the divestiture of GBL; and (5) repaid its CAD Term Loan in full on October 31, 2018.

•During the year ended September 30, 2018, HRG (1) paid off $92.0 million aggregate principal amount of the HGI Energy Notes; (2) redeemed all $864.4 million outstanding principal amount of its 7.875% Senior Secured Notes due 2019 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the redemption rate; and (3) paid off $50.0 million aggregate principal amount of a HGI Funding loan due July 13, 2018.

•During the year ended September 30, 2017, Spectrum Legacy refinanced a portion of its debt to extend maturities and reduce borrowing costs including entering into various amendments to the Credit Agreement under its Term Loans resulting in an increase to the USD Term Loan, repayment of the Euro Term Loan, increase in the capacity of the Revolver Facility and changes to the applicable variable interest rates.

See Note 12 - Debt in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail regarding debt.

Safety Recall

On June 10, 2017, the Company initiated a voluntary safety recall of various rawhide chew products for dogs sold by the Company’s GPC segment due to possible chemical contamination. The Company recognized a loss of $35.8 million for the year ended September 30, 2017 associated with the recall, which comprised of inventory write-offs of $15.0 million, customer losses of $7.1 million and $13.7 million of incremental costs to dispose of product and operational expenses due to a temporary shutdown of production facilities. The Company suspended production at facilities impacted by the product safety recall, completed a comprehensive manufacturing review and recommenced production during the fourth quarter ended September 30, 2017. Incremental costs were incurred during the year ended September 30, 2018 and 2019 to address regulatory compliance needs for production and perform incremental remediation activities prior to review from regulatory authorities over production improvements. See Note 19 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report for additional detail.

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries and imposing a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Tax Reform Act reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company recognized the tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended September 30, 2018. Adjustments to the tax impact on deemed repatriated earnings were recorded in the year ended September 30, 2019. See Note 16 – Income Taxes in Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report for additional detail.

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

Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and/or impact from acquisitions (where applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and/or acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period. The following is a reconciliation of net sales to organic net sales of SBH and SB/RH for the year ended September 30, 2019 compared to net sales for the year ended September 30, 2018, and the net sales to organic net sales for the year ended September 30, 2018 compared to the year ended September 30, 2017 respectively:

	September 30, 2019
(in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales September 30, 2018	Variance
HHI	$1,355.7	$6.5	1,362.2	—	$1,362.2	$1,377.7	$(15.5)	(1.1%)
HPC	1,068.1	41.2	1,109.3	—	1,109.3	1,110.4	(1.1)	(0.1%)
GPC	870.2	13.3	883.5	—	883.5	820.5	63.0	7.7%
H&G	508.1	—	508.1	—	508.1	500.1	8.0	1.6%
Total	$3,802.1	$61.0	$3,863.1	$—	$3,863.1	$3,808.7	54.4	1.4%

	September 30, 2018
(in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales September 30, 2017	Variance
HHI	$1,377.7	$(4.3)	1,373.4	—	$1,373.4	$1,276.1	$97.3	7.6%
HPC	1,110.4	(22.8)	1,087.6	—	1,087.6	1,132.3	(44.7)	(3.9%)
GPC	820.5	(15.4)	805.1	(64.5)	740.6	793.2	(52.6)	(6.6%)
H&G	500.1	—	500.1	—	500.1	503.8	(3.7)	(0.7%)
Total	$3,808.7	$(42.5)	$3,766.2	$(64.5)	$3,701.7	$3,705.4	(3.7)	(0.1%)

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP metric used by management that we believe provides useful information to investors because it reflects the ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. It also facilitates comparisons between peer companies since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants. See Note 12 - Debt in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail.

EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:

•Stock based and other incentive compensation costs associated with long-term compensation arrangements and other equity compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. During the year ending September 30, 2019, the Company issued certain incentive bridge awards due to changes in the Company’s long-term compensation plans that allow for cash based payment upon employee election which has been included in the adjustment and does not qualify as shared-based compensation. See Note 18 - Share Based Compensation in Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report for further discussion;

•Restructuring and related charges, which consist of project costs associated with restructuring initiatives across the segments. See Note 5 - Restructuring and Related Charges in Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report for further details;

•Transaction related charges consist of (1) transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business; (2) post-divestiture separation costs consisting of incremental costs incurred by the continuing operations of the Company after completion of the GBL and GAC divestitures to facilitate separation of shared operations, platforms and personnel transferred as part of the divestitures and exiting of TSAs and reverse TSAs with Energizer; (3) divestiture related transaction costs that are recognized in continuing operations due to the change in plan to cease marketing and selling of the HPC business. See Note 2 – Significant Accounting Policies and Practices in Notes to the Consolidated Financial Statements included elsewhere within this Annual Report for further details;

•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);

•Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations after an acquisition (when applicable);

•Unrealized gains and losses attributable to the Company’s investment in Energizer common stock during the year ended September 30, 2019, acquired as part of consideration received from the Company’s sale and divestiture of GAC to Energizer. See Note 3 – Divestitures and Note 7 – Fair Value of Financial Instruments in Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report for further discussion;

•Foreign currency gains and losses attributable to multicurrency loans for the year ended September 30, 2019, that were entered into with foreign subsidiaries in exchange for the receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestitures. The Company has entered into various hedging arrangements to mitigate the volatility of foreign exchange risk associated with such loans;

•Incremental reserves associated with environmental remediation activity of legacy properties and former manufacturing sites assumed by the organization which had previously been exited by the Company and realized during the year ended September 30, 2019 and legal settlement costs associated with retained litigation from the Company’s former GAC operations, realized during the year ended September 30, 2019 after completion of the divestiture. See Note 19 – Commitments and Contingencies in Notes to the Consolidated Financial Statements included elsewhere within this Annual Report for further discussion;

•Incremental costs associated with a safety recall in GPC. See Note 19 – Commitments and Contingencies in Notes to the Consolidated Financial Statements included elsewhere within this Annual Report for further discussion;

•Incremental costs directly associated with the Spectrum Merger during the years ended September 30, 2018 and 2017;

•Non-recurring HRG net operating costs incurred during the years ended September 30, 2018 and 2017, considered to be redundant or duplicative as a result of the Spectrum Merger and not considered a component of the continuing commercial products company post-merger, including compensation and benefits, directors fees, professional fees, insurance, public company costs, amongst others, and including interest and other non-recurring income that was eliminated following the transaction;

•Legal and litigation costs associated with Salus during the years ended September 30, 2019 and 2018 as it is not considered a component of the continuing commercial products company, but continues to be consolidated by the Company after completion of the Spectrum Merger until the Salus operations can be wholly dissolved and/or deconsolidated; and

•Other adjustments primarily consisting of costs attributable to (1) operating margin on H&G sales to GAC discontinued operations during the years ended September 30, 2019 and 2018, respectively, which continued to operate under a supply agreement following the GAC divestiture during the year ended September 30, 2019; (2) expenses and cost recovery for flood damages incurred at Company facilities in Middleton, Wisconsin during the years ended September 30, 2019 and 2018; (3) incremental costs for separation of key executives incurred during the years ended September 30, 2019 and 2018; and (4) certain fines and penalties for delayed shipments following the completion of a GPC distribution center consolidation in EMEA during the year ended September 30, 2019.

The following is a reconciliation of net income to Adjusted EBITDA for the years ended September 30, 2019, 2018 and 2017 for SBH:

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Year Ended September 30, 2019
Net income (loss) from continuing operations	$214.6	$(127.8)	$63.4	$84.9	$(421.8)	$(186.7)
Income tax benefit	—	—	—	—	(7.1)	(7.1)
Interest expense	—	—	—	—	222.1	222.1
Depreciation and amortization	33.5	64.6	48.8	19.3	14.6	180.8
EBITDA	248.1	(63.2)	112.2	104.2	(192.2)	209.1
Share and incentive based compensation	—	—	—	—	53.7	53.7
Restructuring and related charges	4.7	8.1	7.6	1.8	43.5	65.7
Transaction related charges	0.9	7.4	2.5	—	11.0	21.8
Write-off from impairment of goodwill	—	116.0	—	—	—	116.0
Write-off from impairment of intangible assets	—	18.8	16.6	—	—	35.4
Unrealized loss on Energizer investment	—	—	—	—	12.1	12.1
Foreign currency loss on multicurrency divestiture loans	—	—	—	—	36.2	36.2
Legal and environmental remediation reserves	—	—	—	—	10.0	10.0
GPC safety recall	—	—	0.7	—	—	0.7
Salus	—	—	—	—	1.6	1.6
Other	—	0.1	3.0	(0.5)	2.1	4.7
Adjusted EBITDA	$253.7	$87.2	$142.6	$105.5	$(22.0)	$567.0
Net Sales	$1,355.7	$1,068.1	$870.2	$508.1	$—	$3,802.1
Adjusted EBITDA Margin	18.7%	8.2%	16.4%	20.8%	—	14.9%
Year Ended September 30, 2018
Net income from continuing operations	$155.9	$93.7	$34.9	$88.0	$54.5	$427.0
Income tax benefit	—	—	—	—	(462.7)	(462.7)
Interest expense	—	—	—	—	264.0	264.0
Depreciation and amortization	40.0	8.8	42.3	18.8	15.4	125.3
EBITDA	195.9	102.5	77.2	106.8	(128.8)	353.6
Share based compensation	—	—	—	—	11.9	11.9
Restructuring and related charges	52.8	0.7	13.2	0.8	8.1	75.6
Transaction related charges	6.0	15.2	6.2	—	2.8	30.2
Write-off from impairment of intangible assets	—	—	20.3	—	—	20.3
Inventory acquisition step-up	—	—	0.8	—	—	0.8
GPC safety recall	—	—	18.9	—	—	18.9
Spectrum merger related transaction charges	—	—	—	—	45.9	45.9
Non-recurring HRG operating costs and interest income	—	—	—	—	18.9	18.9
Salus	—	—	—	—	1.1	1.1
Other	—	0.4	—	(0.1)	3.8	4.1
Adjusted EBITDA	$254.7	$118.8	$136.6	$107.5	$(36.3)	$581.3
Net Sales	$1,377.7	$1,110.4	$820.5	$500.1	$—	$3,808.7
Adjusted EBITDA Margin	18.5%	10.7%	16.6%	21.5%	—	15.3%
Year Ended September 30, 2017
Net income (loss) from continuing operations	$184.0	$111.8	$28.8	$114.4	$(455.1)	$(16.1)
Income tax benefit	—	—	—	—	(11.8)	(11.8)
Interest expense	—	—	—	—	310.4	310.4
Depreciation and amortization	38.3	34.8	43.1	17.6	13.5	147.3
EBITDA	222.3	146.6	71.9	132.0	(143.0)	429.8
Share based compensation	—	—	—	—	54.2	54.2
Restructuring and related charges	26.6	—	9.1	—	1.8	37.5
Transaction related charges	5.5	0.9	7.3	—	4.0	17.7
Write-off from impairment of intangible assets	—	—	15.3	1.0	—	16.3
Inventory acquisition step-up	—	—	3.3	—	—	3.3
GPC safety recall	—	—	35.8	—	—	35.8
Spectrum merger related transaction charges	—	—	—	—	7.6	7.6
Non-recurring HRG operating costs and interest income	—	—	—	—	31.9	31.9
Salus	—	—	—	—	4.1	4.1
Other	—	0.3	—	—	—	0.3
Adjusted EBITDA	$254.4	$147.8	$142.7	$133.0	$(39.4)	$638.5
Net Sales	$1,276.1	$1,132.3	$793.2	$503.8	$—	$3,705.4
Adjusted EBITDA Margin	19.9%	13.1%	18.0%	26.4%	—	17.2%

The following is a reconciliation of net income to Adjusted EBITDA for the years ended September 30, 2019, 2018 and 2017 for SB/RH

SB/RH HOLDINGS, LLC (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Year Ended September 30, 2019
Net income (loss) from continuing operations	$214.6	$(127.8)	$63.4	$84.9	$(375.0)	$(139.9)
Income tax expense	—	—	—	—	10.7	10.7
Interest expense	—	—	—	—	162.0	162.0
Depreciation and amortization	33.5	64.6	48.8	19.3	14.6	180.8
EBITDA	248.1	(63.2)	112.2	104.2	(187.7)	213.6
Share and incentive based compensation	—	—	—	—	52.1	52.1
Restructuring and related charges	4.7	8.1	7.6	1.8	43.5	65.7
Transaction related charges	0.9	7.4	2.5	—	11.0	21.8
Write-off from impairment of goodwill	—	116.0	—	—	—	116.0
Write-off from impairment of intangible assets	—	18.8	16.6	—	—	35.4
Unrealized loss on Energizer investment	—	—	—	—	12.1	12.1
Foreign currency loss on multicurrency divestiture loans	—	—	—	—	36.2	36.2
Legal and environmental remediation reserves	—	—	—	—	10.0	10.0
GPC safety recall	—	—	0.7	—	—	0.7
Other	—	0.1	3.0	(0.5)	2.1	4.7
Adjusted EBITDA	$253.7	$87.2	$142.6	$105.5	$(20.7)	$568.3
Net Sales	$1,355.7	$1,068.1	$870.2	$508.1	$—	$3,802.1
Adjusted EBITDA Margin	18.7%	8.2%	16.4%	20.8%	—	14.9%
Year Ended September 30, 2018
Net income from continuing operations	$155.9	$93.7	$34.9	$88.0	$(165.6)	$206.9
Income tax benefit	—	—	—	—	(76.8)	(76.8)
Interest expense	—	—	—	—	167.0	167.0
Depreciation and amortization	40.0	8.8	42.3	18.8	14.7	124.6
EBITDA	195.9	102.5	77.2	106.8	(60.7)	421.7
Share based compensation	—	—	—	—	8.8	8.8
Restructuring and related charges	52.8	0.7	13.2	0.8	8.1	75.6
Transaction related charges	6.0	15.2	6.2	—	2.8	30.2
Write-off from impairment of intangible assets	—	—	20.3	—	—	20.3
Inventory acquisition step-up	—	—	0.8	—	—	0.8
GPC safety recall	—	—	18.9	—	—	18.9
Other	—	0.4	—	(0.1)	5.1	5.4
Adjusted EBITDA	$254.7	$118.8	$136.6	$107.5	$(35.9)	$581.7
Net Sales	$1,377.7	$1,110.4	$820.5	$500.1	$—	$3,808.7
Adjusted EBITDA Margin	18.5%	10.7%	16.6%	21.5%	—	15.3%
Year Ended September 30, 2017
Net income from continuing operations	$184.0	$111.8	$28.8	$114.4	$(256.8)	$182.2
Income tax benefit	—	—	—	—	(8.6)	(8.6)
Interest expense	—	—	—	—	161.8	161.8
Depreciation and amortization	38.3	34.8	43.1	17.6	13.0	146.8
EBITDA	222.3	146.6	71.9	132.0	(90.6)	482.2
Share based compensation	—	—	—	—	46.2	46.2
Restructuring and related charges	26.6	—	9.1	—	1.8	37.5
Transaction related charges	5.5	0.9	7.3	—	4.0	17.7
Write-off from impairment of intangible assets	—	—	15.3	1.0	—	16.3
Inventory acquisition step-up	—	—	3.3	—	—	3.3
GPC safety recall	—	—	35.8	—	—	35.8
Other	—	0.3	—	—	—	0.3
Adjusted EBITDA	$254.4	$147.8	$142.7	$133.0	$(38.6)	$639.3
Net Sales	$1,276.1	$1,132.3	$793.2	$503.8	$—	$3,705.4
Adjusted EBITDA Margin	19.9%	13.1%	18.0%	26.4%	—	17.3%

Consolidated Results of Operations

SBH

The following is summarized consolidated results of operations for SBH for the years ended September 30, 2019, 2018 and 2017, respectively::

	Year Ended September 30,				Year Ended September 30,
(in millions, except %)	2019	2018	Variance		2018	2017	Variance
Net sales	$3,802.1	$3,808.7	$(6.6)	(0.2%)	$3,808.7	$3,705.4	$103.3	2.8%
Gross profit	1,306.9	1,334.3	(27.4)	(2.1%)	1,334.3	1,336.4	(2.1)	(0.2%)
Operating expenses	1,234.7	1,110.1	124.6	11.2%	1,110.1	1,048.9	61.2	5.8%
Interest expense	222.1	264.0	(41.9)	(15.9%)	264.0	310.4	(46.4)	(14.9%)
Other non-operating expense (income), net	43.9	(4.1)	48.0	(1,170.7%)	(4.1)	5.0	(9.1)	(182.0%)
Income tax benefit	(7.1)	(462.7)	455.6	(98.5%)	(462.7)	(11.8)	(450.9)	3,821.2%
Net (loss) income from continuing operations	(186.7)	427.0	(613.7)	(143.7%)	427.0	(16.1)	443.1	(2,752.2%)
Income from discontinued operations, net of tax	659.9	445.0	214.9	48.3%	445.0	289.3	155.7	53.8%
Net income	473.2	872.0	(398.8)	(45.7%)	872.0	273.2	598.8	219.2%

Net Sales. Net sales for the year ended September 30, 2019 decreased $6.6 million, or 0.2%, with an increase in organic sales of $54.4 million, or 1.4%. Net sales for the year ended September 30, 2018 increased $103.3 million, or 2.8%, with a decrease in organic sales of $3.7 million, or 0.1%. The following sets forth net sales by segment for the years ended September 30, 2019, 2018 and 2017:

	Year Ended September 30,				Year Ended September 30,
(in millions, except %)	2019	2018	Variance		2018	2017	Variance
HHI	$1,355.7	$1,377.7	$(22.0)	(1.6%)	$1,377.7	$1,276.1	$101.6	8.0%
HPC	1,068.1	1,110.4	(42.3)	(3.8%)	1,110.4	1,132.3	(21.9)	(1.9%)
GPC	870.2	820.5	49.7	6.1%	820.5	793.2	27.3	3.4%
H&G	508.1	500.1	8.0	1.6%	500.1	503.8	(3.7)	(0.7%)
Net Sales	$3,802.1	$3,808.7	(6.6)	(0.2%)	$3,808.7	$3,705.4	103.3	2.8%

The following sets forth the principal components of the change in net sales from the year ended September 30, 2019 to the year ended September 30, 2018, and from the year ended September 30, 2018 to the year ended September 30, 2017:

(in millions)	2019	2018
Net Sales for the periods ended September 30	$3,808.7	$3,705.4
Increase due to acquisition	—	64.5
Increase (decrease) in GPC	63.0	(52.6)
Increase (decrease) in H&G	8.0	(3.7)
(Decrease) increase in HHI	(15.5)	97.3
Decrease in HPC	(1.1)	(44.7)
Foreign currency impact, net	(61.0)	42.5
Net Sales for the year ended September 30	$3,802.1	$3,808.7

Gross Profit. Gross profit for the year ended September 30, 2019 decreased $27.4 million with a decrease in gross profit margin from 35.0% to 34.3% primarily due to incremental material and input costs including tariffs, with unfavorable product mix partially offset by pricing adjustments. Gross profit for the year ended September 30, 2018 decreased $2.1 million primarily attributable to the decline in gross profit margin from 36.0% to 35.0% primarily driven by operating inefficiencies from restructuring initiatives and inflation in raw material costs primarily in HHI, increased production costs associated with start-up on operating facilities impacted by the product safety recall in GPC, operating inefficiencies from the European GPC distribution center consolidation, and unfavorable private label product mix; offset by reduced depreciation of $9.5 million associated with HPC while recognized as held for sale.

Operating Expenses. Operating expenses for the year ended September 30, 2019 increased $124.6 million, or 11.2%, due to an increase in selling and general and administrative expenses of $12.0 million primarily from the recognition of incremental depreciation and amortization expense of $29.0 million for long-lived assets of HPC that were previously held for sale coupled with the deferral of depreciation and amortization in the prior year associated with HPC being previously held for sale, an increase in share based compensation and other incentive compensation costs, higher distribution costs, offset by the close of the Spectrum Merger and nonrecurring HRG corporate operating costs and related transaction costs in the prior year; the recognition of $116.0 million for the impairment on HPC segment goodwill; additional impairment from indefinite lived intangible assets of $15.1 million during the year ended September 30, 2019; decrease in restructuring charges of $9.1 million and decrease in transaction related charges of $8.4 million. Operating expenses for the year ended September 30, 2018 increased $61.2 million, or 5.8%, due to an increase in selling and general and administrative expenses of $9.7 million primarily from an increase in distribution expenses, transaction costs associated with the Spectrum Merger, severance costs from changes in key senior executives, incremental costs associated with the GPC safety recall, offset by a reduction in stock based compensation expense of $42.3 million, reduction of depreciation and amortization expense of $13.6 million associated with HPC while recognized as held for sale; increases in restructuring and related charges of $35.0 million from HHI and GPC restructuring initiatives; and increase in transaction related charges of $12.5 million attributable to the HPC being held for sale.

Other Non-Operating Expense (Income), Net. Other non-operating expense for the year ended September 30, 2019 increased $48.0 million primarily due to foreign currency losses of $36.2 million attributable to multicurrency loans that were entered into with foreign subsidiaries in exchange for the receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestitures, unrealized losses on the investment in Energizer common stock of $12.1 million; partially offset by increased income from interest and dividends. Other non-operating income for the year ended September 30, 2018 increased $9.1 million primarily due to increase in interest income generated by proceeds from the distribution of HRG Insurance Operations during the year ended September 30, 2018.

Interest Expense. Interest expense for the year ended September 30, 2019 decreased $41.9 million, or 15.9%, due to early extinguishment of the HRG 7.75% Notes, and partial paydown of the 6.625% Notes during the year. Interest expense for the year ended September 30, 2018 decreased $46.4 million, or 14.9%, due to reduced HRG borrowings from the refinancing activity previously discussed.

Income Taxes. The effective tax rate was 3.7% for the year ended September 30, 2019 compared to 1,296.1% for the year ended September 30, 2018 and 42.3% for the year ended September 30, 2017. Our effective tax rate for the year ended September 30, 2019 was significantly impacted by Regulations (“Regulations”) issued by the U.S. Department of the Treasury and the Internal Revenue Service related to the foreign dividends received deduction and global intangible low taxed income (“GILTI”).  The Regulations contained language that modified certain provisions of the Tax Cuts and Jobs Act (“Tax Reform Act”) and previously issued guidance. The Regulations are retroactive to January 1, 2018 and caused certain distributions made by our non-U.S. subsidiaries during Fiscal 2018 to be taxable as Subpart F income on our Fiscal 2018 federal income tax return. The impacts of the Regulations were recorded in the year ended September 30, 2019.

We recorded $95.9 million in federal and state expense due to the impact of the Regulations on prior distributions among subsidiaries.  This expense was partially offset by a $48.0 million tax benefit from recalculating our liability for the one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits after application of the Regulations and the final calculations for its Fiscal 2018 federal income tax returns, including our ability to offset the liability in part by foreign tax credits. The income recognized as a result of the Regulations, the U.S. gain on the sale of the battery business, and the U.S. operating results for the year ended September 30, 2019 have made it more likely than not that we can use certain federal net operating losses subject to ownership change limitations.  We therefore released $36.7 million of valuation allowance related to these net operating losses during the year ended September 30, 2019.

Our effective tax rate for the year ended September 30, 2018 was significantly impacted by the Tax Reform Act and the release of valuation allowances over capital and net operating loss carryforwards due to completion of the Spectrum Merger. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. We released $371.7 million of valuation allowance on its U.S. federal net deferred tax assets since it was more likely than not that the assets will be realized and recorded valuation allowance of $6.1 million on non-U.S. net deferred tax assets. As a result of the Tax Reform Act, the Company recorded $166.7 million of tax benefit for restatement of U.S. deferred tax assets and liabilities and a provisional $73.1 million of income tax expense for the one-time deemed mandatory repatriation.

Our effective tax rate for the year ended September 30, 2017 differs from the U.S federal statutory rate of 35% due to income earned outside the U.S. that is subject to statutory rates lower than 35%.  Additionally, we recognized a $36.1 million tax benefit for changes in our assessment over our ability to effectively repatriate tax-free non-U.S. earnings upon which liabilities were previously recorded, and a $9.3 million tax benefit for the recognition of additional federal and state tax credits. We also recorded a $14.7 million valuation allowance on additional state net operating losses that more likely than not will expire unused.

See Note 16 – Income Taxes in Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report for additional detail.

Income From Discontinued Operations. Discontinued operations includes the results of operations, financial position and cash flows for the following businesses that are reported separately as discontinued operations: (1) GBL that was classified as held for sale effective December 29, 2017 and reported as a component of discontinued operations for all periods presented through the close of sale on January 2, 2019; (2) GAC that was classified as held for sale effective October 29, 2018, subsequent to the balance sheet date of September 30, 2018, and retroactively recasted as a component of discontinued operations for all periods presented through the close of sale on January 28, 2019; and (3) HRG insurance operations, for all periods presented through the close of sale on November 30, 2017.  See Note 3 – Divestitures in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for more information on the divestitures and the assets and liabilities classified as held for sale.

Income from discontinued operations, net of tax, for the year ended September 30, 2019 increased $214.9 million due to GBL income of $974.9 million, which includes recognition of $989.8 million of pre-tax gain on the sale of GBL operations, net of reclassified accumulated other comprehensive loss realized of $18.5 million; offset by a loss on sale of GAC discontinued operations primarily attributable to a write-down of net assets to fair value of $115.7 million, net reclassified accumulated other comprehensive gain realized of $3.3 million; net tax expense of $199.3 million associated with the GBL and GAC divestitures; plus $476.4 million of pre-tax gain on FGL discontinued operations in the prior year primarily attributable to the recognition of $445.9 million to reclassify accumulated other comprehensive income related to FGL, that was previously included in equity; offset by the recognition of a write-down on net assets of $14.2 million upon completion of sale.

Income from discontinued operations, net of tax, for the year ended September 30, 2018 increased $155.7 million, or 53.8%, due to the decrease in income from GBL discontinued operations of $62.7 million, decrease in income from GAC discontinued operations of $126.4 million and increase in income from FGL discontinued operations of $189.3 million.  The decrease in income from GBL discontinued operations is primarily attributable to incremental transaction related costs that was recognized for the planned divestitures, increased operating expenses for selling and marketing activities and increased interest expense allocated to discontinued operations from increased variable rates.  The decrease in income from GAC discontinued operations is primarily attributable the recognition of a goodwill impairment of $92.5 million, operating inefficiencies driven by restructuring initiatives to consolidated domestic operations, new product development and marketing costs, higher material costs and unfavorable product mix.  The increase in income from FGL is primarily attributable to the recognition of $445.9 million to reclassify accumulated other comprehensive income related to FGL, that was previously included in equity; offset by the recognition of a write-down on net assets of $14.2 million on FGL and Front Street upon completion of sale and lower income from operations with the completion of the sale of the HRG Insurance Operations on November 30, 2017.  Decrease in income tax attributable to discontinued operations is due to the recognition of the tax reform and lower income from HRG Insurance Operations previously discussed and a $22.6 million tax effect resulting from nondeductible book goodwill impairment.

Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest. Such amount varies in relation to such subsidiary’s net income or loss for the period and the percentage interest not owned by SBH. Effective the close of the Spectrum Merger, the net income from Spectrum Legacy is fully recognized by SBH for all periods subsequent to July 13, 2018 as Spectrum Legacy became wholly-owned as a result of the transaction.

SB/RH

The following is summarized consolidated results of operations for SB/RH for the years ended September 30, 2019, 2018 and 2017:

	Year Ended September 30,				Year Ended September 30,
(in millions, except %)	2019	2018	Variance		2018	2017	Variance
Net sales	$3,802.1	$3,808.7	$(6.6)	(0.2%)	$3,808.7	$3,705.4	$103.3	2.8%
Gross profit	1,306.9	1,334.3	(27.4)	(2.1%)	1,334.3	1,335.3	(1.0)	(0.1%)
Operating expenses	1,229.9	1,032.0	197.9	19.2%	1,032.0	994.1	37.9	3.8%
Interest expense	162.0	167.0	(5.0)	(3.0%)	167.0	161.8	5.2	3.2%
Other non-operating expense, net	44.2	5.2	39.0	750.0%	5.2	5.8	(0.6)	(10.3%)
Income tax expense (benefit)	10.7	(76.8)	87.5	(113.9%)	(76.8)	(8.6)	(68.2)	793.0%
Net (loss) income from continuing operations	(139.9)	206.9	(346.8)	(167.6%)	206.9	182.2	24.7	13.6%
Income (loss) from discontinued operations, net of tax	659.9	(24.0)	683.9	(2,849.6%)	(24.0)	119.0	(143.0)	(120.2%)
Net income	520.0	182.9	337.1	184.3%	182.9	301.2	(118.3)	(39.3%)

For the year ended September 30, 2019, the decrease in net sales of $6.6 million, or 0.2%, and decrease in gross profit of $27.4 million are attributable to the changes in SBH previously discussed. The increase in operating expenses of $197.9 million is primarily attributable to the changes in SBH previously discussed excluding the impact in HRG operating costs and transaction costs from the Spectrum Merger. The decrease in interest expense of $5.0 million is primarily attributable to interest costs on variable interest debt and incremental borrowings on $520 million of debt with the parent company in the prior year. The increase in other non-operating expense of $39.0 million is primarily attributable to change in SBH previously discussed.

For the year ended September 30, 2018, the increase in net sales of $103.3 million, or 2.8%, and decrease in gross profit of $1.0 million are attributable to the changes in SBH previously discussed. The increase in operating expenses of $37.9 million is primarily attributable to the changes in SBH previously discussed excluding the impact of HRG operating costs and transaction costs from the Spectrum Merger. An increase in interest expense of $5.2 million is primarily attributable to interest costs on variable interest debt and incremental borrowings on $520 million of debt with the parent company.

Income Taxes. The effective tax rate was (8.3%) for the year ended September 30, 2019 compared to (59.0%) for the year ended September 30, 2018 and (5.0%) for the year ended September 30, 2017. Our effective tax rate for the year ended September 30, 2019 was significantly impacted by Regulations issued by the U.S. Department of the Treasury and the Internal Revenue Service related to the foreign dividends received deduction and global intangible low taxed income (“GILTI”).  The Regulations contained language that modified certain provisions of the Tax Reform Act and previously issued guidance. The Regulations are retroactive to January 1, 2018 and caused certain distributions made by our non-U.S. subsidiaries during Fiscal 2018 to be taxable as Subpart F income on our Fiscal 2018 federal income tax return. The impacts of the Regulations were recorded in the year ended September 30, 2019.

We recorded $95.9 million in federal and state expense due to the impact of the Regulations on prior distributions among subsidiaries.  This expense was partially offset by a $48.0 million tax benefit from recalculating our liability for the one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits after application of the Regulations and the final calculations for its Fiscal 2018 federal income tax returns, including our ability to offset the liability in part by foreign tax credits. The income recognized as a result of the Regulations, the U.S. gain on the sale of the battery business, and the U.S. operating results for the year ended September 30, 2019 have made it more likely than not that we can use certain federal net operating losses subject to ownership change limitations.  We therefore released $36.7 million of valuation allowance related to these net operating losses during the year ended September 30, 2019.

Our effective tax rate for the year ended September 30, 2018 was significantly impacted by the Tax Reform Act as further detailed in SBH above. Our effective tax rate for the year ended September 30, 2017 differs from the U.S federal statutory rate of 35% due to income earned outside the U.S. that is subject to statutory rates lower than 35%. Additionally, the Company recognized a $36.1 million tax benefit for changes in our assessment over our ability to effectively repatriate tax-free non-U.S. earnings upon which liabilities were previously recorded, and a $9.3 million tax benefit for the recognition of additional federal and state tax credits. The Company also recorded a $14.7 million valuation allowance on additional state net operating losses that more likely than not will expire unused.

Income From Discontinued Operations. Discontinued operations includes the results of operations, financial position and cash flows for the following businesses that are reported separately as discontinued operations and is primarily attributable to the changes in SBH previously discussed excluding the impact of discontinued operations from HRG Insurance Operations.

Segment Financial Data

Hardware & Home Improvement (HHI)

	Year Ended September 30,					Year Ended September 30,
(in millions, except %)	2019	2018	Variance			2018	2017	Variance
Net sales	$1,355.7	$1,377.7	$(22.0)		(1.6%)	$1,377.7	$1,276.1	$101.6		8.0%
Operating income	215.0	155.7	59.3		38.1%	155.7	185.7	(30.0)		(16.2%)
Operating income margin	15.9%	11.3%	460	bps		11.3%	14.6%	(330)	bps
Adjusted EBITDA	$253.7	$254.7	$(1.0)		(0.4%)	$254.7	$254.4	$0.3		0.1%
Adjusted EBITDA margin	18.7%	18.5%	20	bps		18.5%	19.9%	(140)	bps

Net sales for the year ended September 30, 2019 decreased $22.0 million, or 1.6%, with a decrease in organic net sales of $15.5 million, or 1.1%.

•Security and locksets increased $2.7 million due to pricing adjustments and growth in the electronics channel, promotional volumes and new product introductions later in year, partially offset by additional volume in the prior year from hurricane recovery orders and recovery from distribution center consolidation project.

•Plumbing accessories decreased $4.2 million due to additional volume in the prior year attributable to hurricane recovery orders and recovery from distribution center consolidation project, POS softness and reduced distribution in specialty home retailers; partially offset by new product introduction, promotional volumes and pricing adjustments.

•Hardware decreased $14.0 million due to additional volume in the prior year attributable to hurricane recovery orders and recovery from the distribution center consolidation project, lost distribution; partially offset by pricing adjustments.

Operating income for the year ended September 30, 2019 increased $59.3 million with a margin increase of 460 bps due to favorable product mix and operating efficiencies with reduced restructuring costs and depreciation following the distribution center consolidation in the prior year. Adjusted EBITDA for the year ended September 30, 2019 marginally decreased $1.0 million with an increase in margin of 20 bps primarily due to positive pricing adjustments and operating efficiencies; partially offset by reduced sales and higher material and input costs.

Net sales for the year ended September 30, 2018 increased $101.6 million, or 8.0%, with an increase in organic net sales of $97.3 million, or 7.6%.

•Security and locksets increased $93.0 million due to increased market share; new product introduction and promotion volumes with retail partners; increased volumes through e-commerce channels, wholesale distributors, and home builder channel.

•Plumbing accessories increased $13.6 million due to promotional volumes and new product introductions with retail partners and increased volumes through e-commerce channels and wholesale distributors.

•Hardware decreased $9.3 million due to substantive non-recurring sell-in volumes with a significant retail partner in the prior year.

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

Home & Personal Care (HPC)

	Year Ended September 30,					Year Ended September 30,
(in millions, except %)	2019	2018	Variance			2018	2017	Variance
Net sales	$1,068.1	$1,110.4	$(42.3)		(3.8%)	$1,110.4	$1,132.3	$(21.9)		(1.9%)
Operating (loss) income	(127.5)	96.0	(223.5)		(232.8%)	96.0	113.0	(17.0)		(15.0%)
Operating income margin	(11.9%)	8.6%	(2,050)	bps		8.6%	10.0%	(140)	bps
Adjusted EBITDA	$87.2	$118.8	$(31.6)		(26.6%)	$118.8	$147.8	$(29.0)		(19.6%)
Adjusted EBITDA margin	8.2%	10.7%	(250)	bps		10.7%	13.1%	(240)	bps

Net sales from the year ended September 30, 2019 decreased $42.3 million, or 3.8%, with an organic net sales decrease of $1.1 million, or 0.1%

•Home appliances sales increased $12.9 million, primarily due to an increase in EMEA of $9.4 million driven by e-commerce distribution and promotional volume growth with key retailers, an increase in LATAM of $4.8 million from expanded product placement, new customer distribution and promotional volume growth, and increases in APAC of $2.2 from added distribution; partially offset by decreases in NA of $3.4 million due to lost distribution with traditional retailers and softer volumes through online retail channels, partially offset by new product placement and distribution later in the year.

•Personal care sales decreased $14.0 million, primarily due to a decrease in NA of $24.5 million due to lost distribution with traditional retailers and softer volumes through e-commerce channels, a decrease in APAC of $3.3 million from lost distribution and overall category softness; offset by an increase in EMEA of $7.0 million driven by e-commerce distribution and promotional volume growth; an increase in LATAM of $6.7 million from expanded product placement and promotional volume growth.

Operating income for the year ended September 30, 2019 decreased $223.5 million with a decrease in margin of 2,050 bps due to the recognition of a write-off of goodwill of $116.0 million, write-off of indefinite lived intangible assets of $18.8 million, incremental depreciation and amortization of $29.0 million recognized for the change in plan to sell the HPC segment coupled with the deferral of depreciation and amortization during the year ended September 30, 2019 while considered held for sale, transaction related expenses related to the plan to sell in the prior year, plus incremental operating costs primarily due to higher input costs, transaction foreign exchange and lower sales volumes with unfavorable product mix.  Adjusted EBITDA for the year ended September 30, 2019 decreased $31.6 million with a decrease in margin of 250 bps primarily due to incremental operating costs primarily due to higher input costs, transaction foreign exchange and lower sales volumes with unfavorable product mix.

Net sales from the year ended September 30, 2018 decreased $21.9 million, or 1.9%, with an organic net sales decrease of $44.7 million, or 3.9%

•Home appliances sales decreased $28.4 million, primarily due to a decrease in NA of $34.6 million driven by lost distribution and product placement with retail partners, reduced or non-recurring promotional activity from prior year, soft POS and slower product category sales; partially offset by increased sales in EMEA of $2.8 million driven by promotional sales with retail partners, increased distribution through online retailers and eastern European markets and increases in LATAM of $2.7 million from new product and expanded customer distribution.

•Personal care sales decreased $16.3 million, primarily due to a decrease in NA of $28.8 million driven by reduced marketing initiatives and promotional activity, lost distribution and product placement with retail partners; offset by increased sales in EMEA of $8.7 million driven by promotional activities with retail partners and increased distribution through online retailers and increases in LATAM of $4.8 million from new product distribution and increased seasonal promotional activity.

Operating income for the year ended September 30, 2018 decreased $17.0 million with a decrease in margin of 140 bps primarily driven by decrease in sales volumes, unfavorable product mix, increased operating costs of $14.9 million associated with the plan to sell the business; offset by reduced depreciation and amortization expense from long-lived assets of $29.0 million due to the recognition of the business as held for sale since December 2017.  Adjusted EBITDA for the year ended September 30, 2018 decreased $29.0 million with a decrease in margin by 240 bps primarily driven by lower sales volume and unfavorable product mix.

Global Pet Care (GPC)

	Year Ended September 30,					Year Ended September 30,
(in millions, except %)	2019	2018	Variance			2018	2017	Variance
Net sales	$870.2	$820.5	$49.7		6.1%	$820.5	$793.2	$27.3		3.4%
Operating income	65.6	34.9	30.7		88.0%	34.9	29.1	5.8		19.9%
Operating income margin	7.5%	4.3%	320	bps		4.3%	3.7%	60	bps
Adjusted EBITDA	$142.6	$136.6	$6.0		4.4%	$136.6	$142.7	$(6.1)		(4.3%)
Adjusted EBITDA margin	16.4%	16.6%	(20)	bps		16.6%	18.0%	(140)	bps

Net sales for the year ended September 30, 2019 increased $49.7 million, or 6.1%, with an organic net sales increase of $63.0 million, or 7.7%.

•Companion animal sales increased $61.9 million due to an increase in NA of $53.3 million primarily driven by increased volumes from expanded product distribution with online retailers, incremental volumes with significant and strategic retailers, increased pricing for higher input costs, recovery from GPC safety rawhide recall in the prior year and continued growth of the acquired PetMatrix brands; an increase in EMEA of $4.2 million for recovery from distribution center consolidation in the prior year and increases in LATAM of $2.6 million and APAC of $1.9 million from new product distribution and increased volumes.

•Aquatics increased $1.1 million primarily due to an increase in EMEA of $5.4 million for recovery from distribution center consolidation in the prior year with a decrease in NA of $4.7 million from category softness and lost distribution, offset by gains in e-commerce and pricing adjustments; an increase in APAC of $1.2 million from new product distribution and increased volumes; and a decrease in LATAM of $0.7 million.

Operating income for the year ended September 30, 2019 increased $30.7 million with a margin increase of 320 bps primarily driven by increased manufacturing and distribution costs plus an impairment of $16.6 million on intangible assets, partially offset by increased sales volumes and pricing adjustments with incremental expenses in the prior period due to the GPC safety recall. Adjusted EBITDA in the year ended September 30, 2019 increased $6.0 million with a margin decrease of 20 bps primarily due to increased manufacturing and distribution costs, partially offset by increased sales volumes and pricing adjustments.

Net sales for the year ended September 30, 2018 increased $27.3 million, or 3.4%, with an organic net sales decrease of $52.6 million, or 6.6%.

•Companion animal sales decreased $28.9 million, excluding PetMatrix acquisition sales of $60.0 million, primarily due to a decrease in EMEA of $31.4 million due to the exit of a pet food tolling agreement and delayed shipments during transition of distribution centers within the region, and a decrease in NA of $1.7 million driven by lost distribution from the GPC safety recall, reduced product listings and retail inventory reductions with specialty pet retailers.

•Aquatics decreased $23.7 million, excluding GloFish acquisition sales of $4.5 million, due to a decrease in NA of $15.4 million due to product category softness and slower POS, and a decrease in EMEA of $7.2 million for delayed shipments during transition of distribution centers within the region.

Operating income for the year ended September 30, 2018 increased $5.8 million with an increase in margin of 60 bps primarily driven by the acquired businesses in the prior year and costs associated with the GPC safety recall recognized in the prior year, partially offset by overall lower sales volume, unfavorable product mix, incremental production costs and inefficiencies from start-up of facilities following the product safety recall and restructuring of the European GPC distribution center and write-offs of indefinite lived intangible assets of $20.3 million. Adjusted EBITDA for the year ended September 30, 2018 decreased $6.1 million with a decrease in margin by 140 bps primarily driven by lower sales volume, unfavorable product mix and the start-up costs and operating inefficiencies previously mentioned.

.

Home & Garden (H&G)

	Year Ended September 30,					Year Ended September 30,
(in millions, except %)	2019	2018	Variance			2018	2017	Variance
Net sales	$508.1	$500.1	$8.0		1.6%	$500.1	$503.8	$(3.7)		(0.7%)
Operating income	85.0	88.1	(3.1)		(3.5%)	88.1	114.4	(26.3)		(23.0%)
Operating income margin	16.7%	17.6%	(90)	bps		17.6%	22.7%	(510)	bps
Adjusted EBITDA	$105.5	$107.5	$(2.0)		(1.9%)	$107.5	$133.0	$(25.5)		(19.2%)
Adjusted EBITDA margin	20.8%	21.5%	(70)	bps		21.5%	26.4%	(490)	bps

Net sales and organic net sales for the year ended September 30, 2019 increased $8.0 million, or 1.6%.

•Lawn & garden control products increased $18.0 million due to expanded product placement and distribution at home centers and strong seasonal POS, partially offset by lower replenishment orders due to retail inventory management.

•Repellent products increased $7.1 million due to increased distribution and strong POS with specialty home retailers.

•Household insect control products decreased $18.1 million due to new product distribution in the prior year and slower retail POS from unfavorable weather.

•Other net sales to GAC discontinued operations were $19.1 million and $17.9 million for the years ended September 30, 2019 and 2018, respectively.

Operating income for the year ended September 30, 2019 decreased $3.1 million, or 3.5%, with a decline in margin of 90 bps primarily driven by incremental investment in marketing costs for new product launches and channel expansion with an increase in depreciation expense from capital investments. Adjusted EBITDA in the year ended September 30, 2019 decreased $2.0 million, or 1,9%, with a decrease in margin of 70 bps due to the lower sales volumes and incremental marketing costs; partially offset by product mix improvement.

Net and organic net sales for the year ended September 30, 2018 decreased $3.7 million, or 0.7%.

•Lawn & garden controls products decreased $14.3 million primarily due to slower seasonal volumes and POS from unfavorable weather compared to the prior year.

•Repellent products decreased $6.2 million primarily due to slower seasonal volumes and POS from unfavorable weather compared to the prior year, and lost distribution; partially offset by inventory replenishment after hurricane activity in the U.S. earlier in the fiscal year.

•Household insect controls products increased $9.4 million primarily due to increased volumes from hurricane activity in the U.S. earlier in the year, partially offset by slower seasonal volumes and POS from unfavorable weather compared to the prior year.

•Other net sales to GAC were $17.8 million and $10.3 million for the years ended September 30, 2018 and 2017 respectively.

Operating income for the year ended September 30, 2018 decreased $26.3 million, or 23.0%, with a margin decrease of 510 bps primarily driven by lower sales volume, unfavorable product mix, incremental material input costs and distribution costs.  Adjusted EBITDA for the year ended September 30, 2018 decreased $25.5 million, or 19.2%, with a margin decrease of 490 bps primarily driven by lower sales volume, unfavorable product mix, incremental material input costs and distribution costs.

Liquidity and Capital Resources

The following is a summary of the Company’s net cash flows from continuing operations for the years ended September 30, 2019, 2018 and 2017:

	SBH			SB/RH
(in millions)	2019	2018	2017	2019	2018	2017
Operating activities	$83.5	$117.1	$276.1	$97.2	$223.7	$444.0
Investing activities	$2,802.9	$1,474.6	$(338.5)	$2,802.9	$(72.2)	$(369.4)
Financing activities	$(2,722.4)	$(1,405.7)	$(288.4)	$(2,694.2)	$89.3	$(332.9)

Cash flows from operating activities

Cash flows from SBH continuing operations decreased $33.6 million for the year ended September 30, 2019 due to:

•Increase in cash used by continuing operations of $181.4 million, with an increase in cash used for working capital of $152.1 million;

•Decrease in cash paid for restructuring and transaction related activities of $27.6 million, primarily from the HHI restructuring initiatives in the prior year and completion of the GBL and GAC divestitures.

•Decrease in cash paid for income taxes of $0.1 million;

•Decrease in cash paid for interest of $106.0 million from refinancing activity;

•Decrease in net corporate expenditures of $14.3 million.

Cash flows from SBH continuing operations decreased $159.0 million for the year ended September 30, 2018 due to:

•Decrease in cash generated by continuing operations of $86.0 million, including reduction in cash contributed from working capital of $49.6 million;

•Increase in cash paid for restructuring and integration related activities, of $69.1 million, including divestiture related costs while HPC was considered held for sale, also associated with HHI restructuring activities;

•Increase in cash paid for income taxes of $16.3 million;

•Increase in cash paid for interest of $9.4 million;

•Decrease in net corporate expenditures of $3.0 million.

Cash flows from operating activities from continuing operations of SB/RH decreased $126.5 million and decreased $220.3 during the years ended September 30, 2019 and 2018 respectively, primarily due to the items discussed above, excluding incremental cash flows attributable to HRG corporate operations and divestitures during the years ended September 30, 2018 and 2017, and cash paid for interest on HRG designated debt during the years ended September 30, 2019, 2018 and 2017.

Depreciation and amortization

Depreciation and amortization for the Company totaled $180.8 million, $125.3 million and $147.3 million for the years ended September 30, 2019, 2018, and 2017, respectively. The increase in depreciation and amortization for the year ended September 30, 2019 is attributable to the cumulative adjustment to depreciation and amortization from the change in plan to sell the HPC division effective October 2018. The decrease in depreciation and amortization for the year ended September 30, 2018 is attributable to the recognition of HPC as held for sale effective December 29, 2017 and the deferral of the HPC depreciation and amortization during the year ended September 30, 2018, until the change in plan to sell decision was made.

Cash flows from investing activities

Cash flows from investing activities from SBH continuing operations increased $1,328.3 million for the year ended September 30, 2019 primarily due the cash receipts attributable to the divestitures of GBL and GAC of $1,924.1 million and $935.4 million, respectively, with a decrease in capital expenditures. Cash flows from investing activities from SBH continuing operations increased $1,813.1 million for the year ended September 30, 2018 primarily due to the net proceeds received from the sale of the HRG Insurance Operations of $1,546.8 million in December 2017, cash used of $289.4 million in business acquisitions during the year ended September 30, 2017 for the purchase of PetMatrix and GloFish and decrease in capital expenditures; partially offset by $30.9 million in asset based loan repayments by Salus during the year ended September 30, 2017. Proceeds from the sale of the HRG Insurance Operations were partially used to pay down the HGI Energy Notes and HRG’s 7.875% Senior Secured Notes during the year ended September 30, 2018 discussed below.

Cash flows from investing activities from SB/RH continuing operations increased $2,875.1 million for the year ended September 30, 2019 and increased $297.2 for the year ended September 30, 2018 primarily due to the SBH items discussed above excluding incremental cash flows attributable to the disposal of HRG Insurance Operations during the year ended September 30, 2018 and asset based loan repayments by Salus during the year ended September 30, 2017.

Capital Expenditures

Capital expenditures for SBH totaled $58.4 million, $75.9 million and $81.8 million for the years ended September 30, 2019, 2018, and 2017, respectively. We expect to make incremental investments in capital projects slightly above historical experience related to investment in high return cost reduction projects and related restructuring initiatives. Capital expenditures of SB/RH are consistent with those of SBH.

Cash flows from financing activities

Cash flows used by financing activities for SBH continuing operations increased $1,316.7 million for the year ended September 30, 2019 due to the incremental debt repayment, treasury share repurchase activity and dividend payments to SBH shareholders after completion of the Spectrum Merger partially offset by new debt issuance. Cash flows used by financing activities for SBH continuing operations increased $1,117.3 million for the year ended September 30, 2018 due to reduced proceeds from debt, incremental debt repayment, and dividend payments to SBH shareholders after completion of the Spectrum Merger.

Cash flows provided by financing activities for SB/RH continuing operations decreased $2,783.5 million for the year ended September 30, 2019 due to the incremental debt repayment, incremental dividend payments to parent company, partially offset by new debt issuance. Cash flows provided by financing activities for SB/RH continuing operations increased $422.2 million for the year ended September 30, 2018 due to incremental proceeds from the issuance of debt with its parent company, lower payment on debt; offset by increased dividend payments to parent company.

Debt

During the year ended September 30, 2019, the Company made $2,649.9 million of payment on debts, including the redemption of the USD Term Loans of $1,231.7 million, 7.75% Notes of $890.0 million with a premium on extinguishment of $26.4 million, partial paydown of 6.625% Notes of $452.6 million with payment of early extinguishment of $9.2 million, CAD Term Loan of $32.6 million, and other debt payments of $16.6 million. During the year ended September 30, 2019, the Company recognized incremental proceed from the issuance of debt due to the issuance of $300 million of 5.00% Senior Notes.

During the year ended September 30, 2018, the Company recognized reduced proceeds from the issuance of debt financing of $296.0 million primarily due to the issuance of USD Term Loan debt and HGI Funding 2017 Loan in the prior year. The Company made $1,075.9 million payments on debt during the year ended September 30, 2018, including the redemption of $92.0 million aggregate principal amount of the HGI Energy Notes in December 2017, redemption of $864.4 million of the HRG 7.875% Senior Secured Notes in January 2018, repayment of $50.0 million of the HGI Funding 2017 Loan in July 2018 and $69.5 million of other amortizing payments.

During the year ended September 30, 2017, the Company recognized incremental proceeds from the issuance of debt of $315.6 million, including $250.0 million from the issuance of the USD Term Loan primarily to support funding acquisition activity, $50.0 million of the HGI Funding 2017 Loan that was subsequently repaid during the year ended September 30, 2018 and $15.6 million of other debt financing.  The Company made $257.7 million payments on debt, including $129.7 million for the redemption of the 6.375% Notes, $61.3 million for the redemption of the Euro Term Loan, $32.4 million of regular amortizing payments, and $34.3 million of debt repayments by Salus and other amortizing payments.

In addition to the outstanding principal on our debt obligations, we have annual interest payment obligations of approximately $106.4 million in the aggregate (excluding the outstanding balance of 6.625% Senior Notes subsequently redeemed after September 30, 2019). This includes interest under our: (i) 4.00% Notes of approximately $18.6 million; (ii) 6.125% Notes of approximately $15.3 million; (iii) 5.75% Notes of $57.5 million; (iv) 5.0% Notes of approximately $15.0 million. Interest on the notes is payable semi-annually in arrears and interest under the Revolver Facility is payable on various interest payment dates as provided in the Senior Credit Agreement.

The Company maintains a revolving credit facility that matures in March 2022 (“Revolver Facility”) pursuant to which the Company may borrow funds at a variable interest rate. As a result of borrowings and payments under the Revolver Facility, at September 30, 2019, the Company had borrowing availability of $779.0 million, net of outstanding letters of credit of $19.5 million and a $1.5 million amount allocated to a foreign subsidiary. Certain fees are required to be paid in connection with our outstanding debt obligations including a quarterly commitment fee of up to 0.50% on the unused portion of the Revolver Facility and certain additional fees with respect to the letter of credit sub-facility under the Revolver Facility.

At September 30, 2019, we were in compliance with all covenants under the Senior Credit Agreement and the indentures governing the 6.625% Notes, 6.125% Notes, 5.75% Notes, 5.00% Notes, and 4.00% Notes. On September 24, 2019, we amended the 6.625% Notes indenture to eliminate substantially all of the restrictive covenants and certain events of default.

The Company’s access to capital markets and financing costs may depend on the credit ratings of the Company when it is accessing the capital markets. As of September 30, 2019, corporate family ratings were rated B1 with an unsecured debt rating of B2 by Moody’s Investors Service; B+ by Standard & Poor’s; and BB by Fitch Ratings. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future financings. Refer to Note 11 - Debt of Notes in Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

Equity

During the year ended September 30, 2019, 2018 and 2017, SBH did not issue additional shares of common stock other than pursuant to the Company’s share-based compensation plans. SBH made cash dividend payments of $85.5 million, or $0.42 per share, during the year ended September 30, 2019.

During the year ended September 30, 2018, due to the completion of the Spectrum Merger on July 13, 2018, SBH executed a reverse stock split of .1613 to 1 for each holder of HRG stock as of July 13, 2018, consisting of 203.2 million shares, and issued an incremental 20.6 million of post-conversion shares to the minority interest holders of Spectrum Legacy in a 1-for-1 exchange of Spectrum Legacy common stock for the remaining non-controlling ownership of Spectrum Legacy. As a result, SBH has a combined shareholder group consisting of 53.4 million shares as of September 30, 2018.

Prior to the close of the Spectrum Merger, Spectrum Legacy made cash dividend payments of $71.7 million, $96.2 million, during the years ended September 30, 2018, and 2017 respectively; of which $43.3 million, and $56.3 million was paid to HRG, respectively; and $28.4 million, and $39.9 million was paid to noncontrolling interest holders of Spectrum Legacy, respectively. Subsequent to the completion of the Spectrum Merger, Spectrum Legacy is wholly owned by the Company and made a cash dividend payment of $22.4 million.

From time to time, SBH will repurchase outstanding shares common stock in the open market or otherwise. During the years ended September 30, 2019, the Company repurchased $268.5 million or 4.9 million shares as part of its $1 billion common stock repurchase program. Subsequent to the completion of the Spectrum Merger, SBH authorized a new three-year $1 billion common stock repurchase program. Prior to the completion of the Spectrum Merger, Spectrum Legacy repurchased $288.0 million or 3.0 million shares and $265.0 million or 2.1 million shares of common stock for the years ended September 30, 2018 and 2017, respectively. The repurchase of additional shares in the future will depend upon many factors, including SBH’s financial condition, liquidity and legal requirements, and may use funds received from its divestitures to support the common stock repurchase program, along with the paydown and restructuring of its debt.

The Company issues share based awards to our employees and our directors as a component of their compensation. All vesting is subject to the recipient’s continued employment, except as otherwise permitted by our Compensation Committee or Board of Directors or in certain cases if the employee is terminated without cause or as otherwise provided in an applicable employment agreement. See Note 17 - Share Based Compensation of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information. During the years ended September 30, 2019, 2018, and 2017, the Company paid $4.4 million, $24.3 million, and $40.8 million in tax withholding payments on share based compensation plans, net of proceeds received upon vesting.

Liquidity Outlook

The Company’s ability to make principal and interest payments on its senior notes and borrowings under its U.S. and foreign credit facilities and its ability to fund planned capital expenditures will depend on its ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on its current level of operations, the Company believes that its existing cash balances and expected cash flows from operations will be sufficient to meet its operating requirements for at least the next 12 months. However, the Company may request borrowings under its credit facilities and seek alternative forms of financing or additional investments to achieve its longer-term strategic plans. At September 30, 2019, we believe there is approximately $100 - $125 million of foreign cash available for repatriation.

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

Contractual Obligations & Other Commercial Commitments

The following table summarizes our contractual obligations as of September 30, 2019 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Contractual Payments Due by Period
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Debt, excluding capital lease obligations(1)	$2,218.9	$126.9	$77.0	$250.0	$1,765.0
Interest payments excluding capital lease obligations	619.9	103.2	212.8	212.8	91.1
Capital lease obligations(2)	264.5	17.5	36.2	30.9	179.9
Operating lease obligations(3)	134.9	25.0	43.8	28.6	37.5
Employee benefit obligations(4)	96.0	8.4	16.9	18.0	52.7
Other obligations(5)	206.7	200.0	—	6.7	—
Letters of credit(6)	19.5	19.5	—	—	—
Total Contractual Obligations	$3,560.4	$500.5	$386.7	$547.0	$2,126.2

(1)See Note 12 - Debt of the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report.

(2)Capital lease payments due by fiscal year include executory costs and imputed interest not reflected in the Consolidated Statements of Financial Position. See Note 12 - Debt of the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report.

(3)Operating lease payments due by fiscal year are not reflected in the Consolidated Statements of Financial Position. See Note 13 – Leases of the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report.

(4)Employee benefit obligations represent the sum of our estimated future minimum required funding for our qualified defined benefit plans based on actuarially determined estimates and projected future benefit payments from our unfunded postretirement plans. See Note 15 - Employee Benefit Plans of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(5)Other obligations include the contractual contingency payable to Energizer upon the subsequent completion of the divestiture of Varta® consumer battery business in the EMEA region by Energizer in accordance with the GBL acquisition agreement. Other payables associated with indemnifications, including tax indemnifications, following the divestitures are not included as we cannot reasonably predict the ultimate outcome of our obligation; however it is reasonably possible that during the next 12 months, some portion of our indemnification payable could be recognized. As of September 30, 2019, there are $34.3 million of indemnification liabilities to Energizer recognized as current and $15.1 million recognized as Other Long-Term Liabilities on the Consolidated Statement of Financial Position. See Note 3 – Divestitures of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report. Other obligations also includes the mandatory repatriation liability of $6.7 million payable over 8 years, recognized as Other Long-Term Liabilities on the Consolidated Statement of Financial Position as of September 30, 2019. The remaining balance due is net of refundable tax credits and overpayments that must be applied to the mandatory repatriation tax installments, and due to the credits and overpayments, the Company does not expect to make an additional payment for mandatory repatriation until Fiscal 2025. See Note 16 – Income Taxes of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(6)Standby letters of credit that back the performance of our entities under various credit facilities, insurance policies and lease arrangements.

At September 30, 2019, our Consolidated Statements of Financial Position includes reserves for uncertain tax positions. However, it is not possible to predict or estimate the amount and timing of payments for uncertain tax positions and those liabilities have been excluded from the obligations above. The Company cannot reasonably predict the ultimate outcome of income tax audits currently in progress for certain of our companies; however, it is reasonably possible that during the next 12 months, some portion of our unrecognized tax benefits could be recognized. See Note 16 – Income Taxes of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with GAAP and fairly present our financial position and results of operations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its accounting estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances and evaluates its estimates on an ongoing basis. The following policies are considered by management to be the most critical to understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our results of operations, financial position and cash flows. The application of these accounting policies requires judgment and use of assumptions as to future events and outcomes that are uncertain and, as a result, actual results could differ from these estimates. Refer to Note 2 - Significant Accounting Policies and Practices of Notes to the Consolidated Financial Statements for all relevant accounting policies.

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

On an annual basis, during the fourth quarter of the fiscal year, or more frequently if triggering events occur, the Company compares the estimated fair value of its reporting units to the carrying value to determine if potential goodwill impairment exists. Our reporting units are consistent with our operating segments. See Note 20 - Segment Information of Notes to the Consolidated Financial Statements for further discussion of operating and reporting segments.

If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the reporting unit goodwill and its carrying value. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value of the reporting unit, we used a discounted cash flows methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. The fair value of HHI, GPC, and H&G reporting units exceeded their carrying value by 33%, 4%, and 56%, respectively, and did not recognize an impairment. The GPC reporting unit goodwill of $430.4 million as of September 30, 2019 was deemed as ‘at risk’ of impairment. The Company recognized an impairment loss on goodwill of the HPC reporting unit of $116.0 million during the year ended September 30, 2019, which resulted in a full write-down of HPC goodwill.

The Company had historically recognized goodwill at its Global Batteries and Appliance (GBA) reporting unit and separate operating segment prior to being recognized as held for sale during the year ended September 30, 2018. With the completion of the GBL divestiture on January 2, 2019 and the decision to retain the HPC business as part of the Company’s continuing operations during the first quarter of the year ended September 30, 2019, goodwill previously recognized as part of the GBA reporting unit was allocated to HPC and the GBL discontinued operations, based upon relative fair value.  While HPC was held for sale, there were no impairments of the net assets of the HPC business identified or recognized.  Subsequent to September 30, 2018, the Company ceased its plan to sell the business and retroactively recasted its historical financial statements to reflect the HPC business as a component of continuing operations.  There was no impairment on goodwill, indefinite lived assets, or long-lived assets of the HPC segment with the Company’s change in plan was recognized.

In addition to goodwill, the Company has indefinite-lived intangible assets that consist of acquired tradenames. On an annual basis, during the Company’s fourth quarter, or more frequently if triggering events occur, the Company compares the estimated fair value of the identified trade names to the carrying value to determine if potential impairment exists. If the fair value is less than its carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. During the year ended September 30, 2019, the Company recognized $35.4 million impairment on indefinite life intangible assets due to the reduction in value of certain tradenames associated with the PC and GPC segments. With the recognition of the impairment, the respective intangible assets were adjusted to their determined fair value, leaving no excess fair value as of the measurement date and risk of further impairment. As of September 30, 2019, there are approximately $240.4 million of intangible assets the could be deemed at risk of future impairment due to the limited excess fair value.

The Company also reviews other definite-lived intangible assets and tangible fixed assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset did not exceed the carrying value of the asset. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during the year that necessitated an impairment test of definite-lived assets other than the recognition of an impairment on goodwill at HPC. No impairment loss was recognized on definite-lived assets.

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

The Company assesses its income tax positions and records tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available for reporting. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained upon conclusion of an examination, the Company has recorded a reserve based upon the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority assuming that it has full knowledge of all relevant information. For those income tax positions where it is more-likely-than-not that a tax benefit will not be sustained, the Company did not recognize a tax benefit. As of September 30, 2019, the total amount of unrecognized tax benefits, including interest and penalties, that if not recognized would affect the effective tax rate in future periods was $20.9 million. Our effective tax rate includes the impact of income tax reserves and changes to those reserves when considered appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards or tax credits. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution.

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

As of September 30, 2019, we have U.S. federal net operating loss carryforwards (“NOLs”) of $1,491.1 million, with a federal tax benefit of $313.1 million and future tax benefits related to state NOLs of $85.8 million. Our total valuation allowance for the tax benefit of deferred tax assets that may not be realized is $307.0 million at September 30, 2019. Of this amount, $273.5 million relates to U.S. net deferred tax assets and $33.5 million relates to foreign net deferred tax assets. We estimate that $155.8 million of valuation allowance related to domestic deferred tax assets cannot be released regardless of the amount of domestic operating income generated due to prior period ownership changes that limit the amount of NOLs and credits we can use.

As of September 30, 2019, we have provided no significant residual U.S. taxes on earnings not yet taxed in the U.S. As of September 30, 2019, we project $5.0 million of additional tax from non-U.S. withholding and other taxes expected to be incurred on repatriation of foreign earnings.

See Note 16 - Income Taxes of Notes to the Consolidated Financial Statements elsewhere included in this Annual Report.

New Accounting Pronouncements

See Note 2 – Significant Accounting Policies and Practices of Notes to the Consolidated Financial Statements elsewhere included in this Annual Report for information about recent accounting pronouncements not yet adopted.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates, tariffs, and commodity prices. When appropriate, we use derivative financial instruments to mitigate the risk from such exposures. A discussion of our accounting policies for derivative financial instruments is included in Note 14 - Derivatives of Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Interest Rate Risk

A portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. We also have bank lines of credit at variable interest rates. The general levels of U.S., European Union interest rates, and LIBOR affect interest expense. As of September 30, 2019, we had $9.5 million subject to variable interest rates, or 0.4% of total debt. Assuming an increase to market rates of 1% as of September 30, 2019, we would incur an increase to interest expense of less than $0.1 million.

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

At September 30, 2019, we had $487.1 million equivalent of debt denominated in foreign currencies, which consist primarily of the Euro-denominated 4.00% Notes to the equivalent of $465.0 million, which are recorded in a U.S. Dollar functional entity, and the remaining debt is recorded in countries with the same functional currency as the debt. The 4.00% Notes are held as a net investment hedge of the translation of the Company’s net investments in Euro-denominated subsidiaries.

At September 30, 2019, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $107.8 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $13.7 million.

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

At September 30, 2019, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% decline in the underlying commodity prices, would be a loss of $0.4 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $0.2 million.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Spectrum Brands Holdings, Inc.

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and participation of SBH’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of SBH’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, SBH’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that as of September 30, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Notwithstanding the foregoing, there can be no assurance that SBH’s disclosure controls and procedures will detect or uncover all failures of persons within SBH to disclose material information otherwise required to be set forth in SBH’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Management’s Annual Report on Internal Control over Financial Reporting. SBH’s management is responsible for establishing and maintaining adequate internal control over financial reporting for SBH, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of SBH’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBH’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. These inherent limitations are an intrinsic part of the financial reporting process. Therefore, although SBH’s management is unable to eliminate this risk, it is possible to develop safeguards to reduce it. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

SBH’s management, under the oversight of the principal executive and principal financial officers, and Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO 2013 Framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of September 30, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.  SBH’s internal control over financial reporting as of September 30, 2019, has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting. During the year ended September 30, 2019, SBH made changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) to address deficiencies in the design and implementation of a comprehensive risk assessment over changes in GAAP, financial reporting processes and related controls over significant unusual transactions and that are responsive to changes in business operations, including the initial and subsequent accounting and financial reporting through completion of the respective transactions; including the identification, assessment and reporting of assets and liabilities held for sale and the recognition of the results of operations and gain on sale associated with discontinued operations from the GBL and GAC divestitures. SBH has designed, implemented and performed a risk assessment process to identify and assess the necessary changes in GAAP, financial reporting processes and the related controls over significant unusual transactions that are responsive to changes in the business operations, including the completion of the GBL and GAC divestitures, among others; including the subsequent accounting, financial reporting and related controls associated with the continuing operations and involvement with Energizer as further discussed in Note 3 – Divestitures and Note 17 – Related Parties of Notes to the Consolidated Financial Statements included elsewhere in this Annual Report. Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the year ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SB/RH Holdings, LLC

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and participation of SB/RH’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of SB/RH’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, SB/RH’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that as of September 30, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Notwithstanding the foregoing, there can be no assurance that SB/RH’s disclosure controls and procedures will detect or uncover all failures of persons within SB/RH to disclose material information otherwise required to be set forth in SB/RH’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Management’s Report on Internal Control over Financial Reporting. SB/RH’s management is responsible for establishing and maintaining adequate internal control over financial reporting for SB/RH, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of SB/RH’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SB/RH’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. These inherent limitations are an intrinsic part of the financial reporting process. Therefore, although SB/RH’s management is unable to eliminate this risk, it is possible to develop safeguards to reduce it. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

SB/RH’s management, under the oversight of the principal executive and principal financial officers, and Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO 2013 Framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of September 30, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting. During the year ended September 30, 2019, SB/RH made changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) to address deficiencies in the design and implementation of a comprehensive risk assessment over changes in GAAP, financial reporting processes and related controls over significant unusual transactions and that are responsive to changes in business operations, including the initial and subsequent accounting and financial reporting through completion of the respective transactions; including the identification, assessment and reporting of assets and liabilities held for sale and the recognition of the results of operations and gain on sale associated with discontinued operations from the GBL and GAC divestitures. SB/RH has designed, implemented and performed a risk assessment process to identify and assess the necessary changes in GAAP, financial reporting processes and the related controls over significant unusual transactions that are responsive to changes in the business operations, including the completion of the GBL and GAC divestitures, among others; including the subsequent accounting, financial reporting and related controls associated with the continuing operations and involvement with Energizer as further discussed in Note 3 – Divestitures and Note 17 – Related Parties of Notes to the Consolidated Financial Statements included elsewhere in this Annual Report. Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the year ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K concerning the directors and executive officers of SBH is incorporated herein by reference to the disclosures which will be included in in a subsequent amendment to the Form 10-K, which will be filed not later than 120 days after the end of the SBH’s fiscal year ended September 30, 2019.

Audit Committee and Audit Committee Financial Expert

The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated herein by reference from the disclosure which will be included in a subsequent amendment to the Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure which will be included in a subsequent amendment to the Form 10-K.

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

We have also adopted the Spectrum Brands Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. The Spectrum Brands Code of Business Conduct and Ethics is publicly available on our website at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Any amendments to this code of ethics or any waiver of this code of ethics for executive officers or directors may be made only by our Board of Directors as a whole or our Audit Committee and will be promptly disclosed to our shareholders via that section of our website.

ITEM 11.EXECUTIVE COMPENSATION

Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosures which will be included in a subsequent amendment to the Form 10-K.

Compensation Committee Interlocks and Insider Participation

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure which will be included in a subsequent amendment to the Form 10-K.

Report of the Compensation Committee of the Board of Directors

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure which will be included in a subsequent amendment to the Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Shares of Spectrum Brands Holdings, Inc.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosures which will be included in a subsequent amendment to the Form 10-K.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosures which will be included in a subsequent amendment to the Form 10-K.

Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosures which will be included in a subsequent amendment to the Form 10-K.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees KPMG LLP, our independent registered public accounting firm, billed to the Company.

(in millions)	2019	2018
Audit Fees	$6.2	$7.9
Audit-Related Fees	2.6	6.1
Tax Fees	0.1	0.1
All Other Fees	—	0.1
Total	$8.9	$14.2

In the above table, in accordance with the SEC’s definition and rules, “Audit Fees” are fees paid to KPMG LLP for professional services for the of audit SBH and SB/RH, and our consolidated financial statements included in our Form 10-K and the review of our financial statements included in Form 10-Q, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, such as issuance of comfort letters and statutory audits required for certain of our foreign subsidiaries. “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including the due diligence activities relating to mergers and acquisitions and including the audit of standalone carve-out financial statements used as part of our GBL and GAC divestitures.. “Tax Fees” are fees for tax compliance, tax advice, and tax planning. Such fees were attributable to services for tax compliance assistance and tax advice. “All Other Fees” are fees, if any, for any services not included in the first three categories.

Pre-Approval of Independent Auditors Services and Fees

The Audit Committee pre-approved the audit services engagement performed by KPMG LLP for the year ended September 30, 2019. In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee has pre-approved other specified audit, or audit related services, provided that the fees incurred by KPMG LLP in connection with any individual engagement do not exceed $200,000 in any 12-month period. The Audit Committee must approve for an engagement by engagement basis any individual non-audit or tax engagement in any 12-month period. The Audit Committee has delegated to its Chairman the authority to pre-approve any other specific audit or specific non-audit service which was not previously pre-approved by the Audit Committee, provided that any decision of the Chairman to pre-approve other audit or non-audit services shall be presented to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1.The financial statements of Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC listed in the Index to Consolidated Financial Statements, filed as part of this Annual Report on Form 10-K.

2.The financial statement schedule of Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC listed in the Index to Consolidated Financial Statements, filed as part of this Annual Report on Form 10-K.

3.The exhibits listed in the Exhibit Index filed as part of this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

This report is a combined report of Spectrum Brands Holdings, Inc. (“SBH”) and SB/RH Holdings, LLC (“SB/RH”). The notes to the consolidated financial statements include consolidated SBH footnotes and certain footnotes related to SB/RH.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Spectrum Brands Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries (the Company) as of September 30,

2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 15, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the carrying value of goodwill

As discussed in Notes 2 and 11 to the consolidated financial statements, the goodwill balance as of September 30, 2019 was $1,328.1 million, of which $430.4 million related to the Global Pet Care (GPC) reporting unit. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill might exceed the fair value of a reporting unit. During the fiscal year ended September 30, 2019, the Company recorded goodwill impairment of $116 million which represented all of the Home and Personal Care (HPC) reporting unit’s goodwill.

We identified the assessment of the carrying values of goodwill for the GPC and HPC reporting units as a critical audit matter. In addition to the impairment discussed above, the estimated fair value of the GPC reporting unit did not have significant excess compared to its carrying value, which indicated a greater risk that the goodwill may be impaired. Minor changes to the following key assumptions used by the Company to calculate the fair value of the reporting units would have had a significant effect on the Company’s assessment of the carrying value of goodwill:

•forecasted revenue growth rates;

•forecasted gross margins;

•forecasted earnings before interest, taxes, depreciation, and amortization (EBITDA) margins;

•discount rates; and

•control premium and market multiples.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the determination of the fair values of the GPC and HPC reporting units, and the development of the key assumptions listed above. We performed sensitivity analyses over the key assumptions to assess the impact of changes to those assumptions on the Company’s determination of the fair values of the GPC and HPC reporting units. We evaluated the Company’s forecasted revenue growth rates, gross margins, and EBITDA margins for the GPC and HPC reporting units by comparing them to the Company’s current performance and its peer companies’ analyst reports. Additionally, we compared the Company’s historical revenue, gross margin, and EBITDA margin forecasts to actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skill and knowledge, who assisted in:

•evaluating each of the Company’s discount rates, control premium and market multiples, by comparing them against ranges that were independently developed using publicly available market data for comparable entities; and

•developing an estimate of the GPC and HPC reporting units’ fair values using the reporting units’ cash flow forecasts and the independently developed discount rates, and comparing the results to the Company’s fair value estimates.

Assessment of the carrying value of certain indefinite-lived intangible assets

As discussed in Notes 2 and 11 to the consolidated financial statements, the indefinite-lived intangible assets balance as of September 30, 2019 was $1,011.1 million, which includes certain tradenames in the GPC and HPC segments. The Company performs impairment testing of its indefinite-lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of such asset might exceed its fair value. During the fiscal year ended September 30, 2019, the Company recorded $18.8 million and $16.6 million of impairment on certain tradenames associated with the HPC and GPC segments, respectively. At September 30, 2019 there are approximately $241.9 million of intangible assets that could be deemed at risk of future impairment due to the limited excess fair value.

We identified the assessment of the carrying value of indefinite-lived intangible assets for certain tradenames in the GPC and HPC segments as a critical audit matter. In addition to the impairment discussed above, the estimated fair values of these tradenames were not significantly in excess of their carrying values, which indicated a greater risk that the tradenames may be impaired, and required a higher degree of auditor judgment. In addition, minor changes to the following key assumptions used by the Company to calculate the fair value of the tradenames would have had a significant effect on the Company’s assessment of the carrying values of the tradenames:

•discount rate

•royalty rate; and

•forecasted revenue growth rates.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s indefinite-lived intangible assets impairment assessment process. In addition, we tested controls related to the determination of the fair value of certain tradenames in the GPC and HPC segments, and the development of the discount rate, royalty rate, and forecasted revenue growth rates. We performed sensitivity analyses over the discount rate, royalty rate, and forecasted revenue growth rates assumptions to assess the impact of changes to those assumptions on the Company’s determination of the fair value of the tradenames. We evaluated the Company’s forecasted revenue growth rates for the tradenames by comparing them to the forecasted revenue growth rates in the Company’s and its peer companies’ analyst reports. Additionally, we compared the Company’s historical revenue growth rates for the tradenames to actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s discount and royalty rates by comparing them against a discount rate range and royalty rate range that was independently developed using publicly available market data for comparable entities; and

•developing an estimate of the tradenames’ fair values using the revenue forecasts for the tradenames and the independently developed discount and royalty rates, and compared the results to the Company’s fair value estimates.

Evaluation of the recoverability of deferred tax assets associated with the Company’s net operating losses

As discussed in Note 16 to the consolidated financial statements, the Company had $667.2 million of deferred tax assets as of September 30, 2019. The deferred tax assets arise primarily due to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as, net operating losses, and other carryforwards. Historically, the Company has recorded a valuation allowance on the deferred tax assets not expected to be recoverable. In assessing the recoverability of the deferred tax assets, the Company considers both historical and forecasted income and expected timing of when temporary differences will reverse. Changes in assumptions relating to forecasted income and utilization of net operating losses could have a significant impact on the measurement and the recoverability of the deferred tax assets.

We identified the evaluation of the recoverability of the deferred tax assets associated with the Company’s net operating losses as a critical audit matter due to the magnitude of the deferred tax assets and the subjectivity involved in evaluating the recoverability of those deferred tax assets. This subjectivity is primarily driven by the Company’s ability to generate sufficient taxable income of the appropriate character in the future. Further, there is complexity in the application of the relevant tax regulations to the Company’s forecasted taxable income.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s deferred tax asset valuation allowance process, including controls related to the development of forecasted income, utilization of net operating losses, and the application of the relevant tax regulations. We assessed the likelihood of the Company’s ability to use its deferred tax assets associated with the Company’s net operating losses in the future, which included evaluating projected financial information. To assess the Company’s ability to forecast, we compared the Company’s previous forecasts to actual results. We also investigated any changes to the valuation allowance related to the Company’s net operating loss deferred tax assets that occurred during the year. We involved federal and state income tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of the relevant tax regulations and evaluating the recoverability of deferred tax assets associated with the Company’s net operating losses.

Assessment of the results from discontinued operations

As discussed in Note 3 to the consolidated financial statements, during the fiscal second quarter ended March 31, 2019, the Company disposed of its Global Batteries (GBL) and Global Auto Care (GAC) businesses. The Company has reflected the results of these businesses and operations, including gain or loss recognized on closing, or adjustment of the carrying amount to fair value less cost to sell, as discontinued operations in the consolidated statements of income for all periods presented. The income (loss) from discontinued operations before income taxes for the GBL and GAC businesses were $974.9 million and ($115.7 million), respectively, for the fiscal year ended September 30, 2019.

We identified the assessment of the results from discontinued operations as a critical audit matter. Given the nature of the transactions, there was a high degree of complexity in identifying and segregating the assets, liabilities, and results of operations for the discontinued businesses. There also was subjectivity in evaluating the adjustments between businesses held for sale and businesses held for use.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s discontinued operations assessment process including controls related to the dispositions of the GBL and GAC businesses, the classification of certain income and expenses as discontinued operations, and the resulting adjustments made to the GBL and GAC income statement account balances. We assessed the Company’s segregation of assets, liabilities and the results of operations that are classified as held for sale by inspecting the Company’s accounting data and related adjustments. For GBL and GAC, we compared the selling price for each business, less costs to sell, to the carrying value of the business, and tested the write-down of GAC’s net assets held for sale. We also tested the disposal of the GBL business by comparing the consideration received upon the sale of that business to the net assets of the GBL business. In addition, we involved federal and state income tax professionals with specialized skills and knowledge, who assisted in assessing the tax related adjustments and testing the tax components as a result of the dispositions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Milwaukee, Wisconsin
November 15, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Spectrum Brands Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Spectrum Brands Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of September 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated November 15, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Milwaukee, Wisconsin
November 15, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors
SB/RH Holdings, LLC.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of SB/RH Holdings, LLC and subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the years in the three-year period ended September 30, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the carrying value of goodwill

As discussed in Notes 2 and 11 to the consolidated financial statements, the goodwill balance as of September 30, 2019 was $1,328.1 million, of which $430.4 million related to the Global Pet Care (GPC) reporting unit. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill might exceed the fair value of a reporting unit. During the fiscal year ended September 30, 2019, the Company recorded goodwill impairment of $116 million which represented all of the Home and Personal Care (HPC) reporting unit’s goodwill.

We identified the assessment of the carrying values of goodwill for the GPC and HPC reporting units as a critical audit matter. In addition to the impairment discussed above, the estimated fair value of the GPC reporting unit did not have significant excess compared to its carrying value, which indicated a greater risk that the goodwill may be impaired. Minor changes to the following key assumptions used by the Company to calculate the fair value of the reporting units would have had a significant effect on the Company’s assessment of the carrying value of goodwill:

•forecasted revenue growth rates;

•forecasted gross margins;

•forecasted earnings before interest, taxes, depreciation, and amortization (EBITDA) margins;

•discount rates; and

•control premium and market multiples.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the determination of the fair values of the GPC and HPC reporting units, and the development of the key assumptions listed above. We performed sensitivity analyses over the key assumptions to assess the impact of changes to those assumptions on the Company’s determination of the fair values of the GPC and HPC reporting units. We evaluated the Company’s forecasted revenue growth rates, gross margins, and EBITDA margins for the GPC and HPC reporting units by comparing them to the Company’s current performance and its peer companies’ analyst reports. Additionally, we compared the Company’s historical revenue, gross margin, and EBITDA margin forecasts to actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skill and knowledge, who assisted in:

•evaluating each of the Company’s discount rates, control premium and market multiples, by comparing them against ranges that were independently developed using publicly available market data for comparable entities; and

•developing an estimate of the GPC and HPC reporting units’ fair values using the reporting units’ cash flow forecasts and the independently developed discount rates, and comparing the results to the Company’s fair value estimates.

Assessment of the carrying value of certain indefinite-lived intangible assets

As discussed in Notes 2 and 11 to the consolidated financial statements, the indefinite-lived intangible assets balance as of September 30, 2019 was $1,011.1 million, which includes certain tradenames in the GPC and HPC segments. The Company performs impairment testing of its indefinite-lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of such asset might exceed its fair value. During the fiscal year ended September 30, 2019, the Company recorded $18.8 million of impairment on certain tradenames associated with the HPC and GPC segments, respectively. At September 30, 2019 there are approximately $241.9 million intangible assets that could be deemed at risk of future impairment due to the limited excess fair value.

We identified the assessment of the carrying value of indefinite-lived intangible assets for certain tradenames in the GPC and HPC segments as a critical audit matter. In addition to the impairment discussed above, the estimated fair values of these tradenames were not significantly in excess of their carrying values, which indicated a greater risk that the tradenames may be impaired, and required a higher degree of auditor judgment. In addition, minor changes to the following key assumptions used by the Company to calculate the fair value of the tradenames would have had a significant effect on the Company’s assessment of the carrying values of the tradenames:

•discount rate

•royalty rate; and

•forecasted revenue growth rates.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s indefinite-lived intangible assets impairment assessment process. In addition, we tested controls related to the determination of the fair value of certain tradenames in the GPC and HPC segments, and the development of the discount rate, royalty rate, and forecasted revenue growth rates. We performed sensitivity analyses over the discount rate, royalty rate, and forecasted revenue growth rates assumptions to assess the impact of changes to those assumptions on the Company’s determination of the fair value of the tradenames. We evaluated the Company’s forecasted revenue growth rates for the tradenames by comparing them to the forecasted revenue growth rates in the Company’s and its peer companies’ analyst reports. Additionally, we compared the Company’s historical revenue growth rates for the tradenames to actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s discount and royalty rates by comparing them against a discount rate range and royalty rate range that was independently developed using publicly available market data for comparable entities; and

•developing an estimate of the tradenames’ fair values using the revenue forecasts for the tradenames and the independently developed discount and royalty rates, and compared the results to the Company’s fair value estimates.

Evaluation of the recoverability of deferred tax assets associated with the Company’s net operating losses

As discussed in Note 16 to the consolidated financial statements, the Company had $364.0 million of deferred tax assets as of September 30, 2019. The deferred tax assets arise primarily due to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as, net operating losses and other carryforwards. Historically, the Company has recorded a valuation allowance on the deferred tax assets not expected to be recoverable. In assessing the recoverability of the deferred tax assets, the Company considers both historical and forecasted income and expected timing of when temporary differences will reverse. Changes in assumptions relating to forecasted income and utilization of net operating losses could have a significant impact on the measurement and the recoverability of the deferred tax assets.

We identified the evaluation of the recoverability of the deferred tax assets associated with the Company’s net operating losses as a critical audit matter due to the magnitude of the deferred tax assets and the subjectivity involved in evaluating the recoverability of those deferred tax assets. This subjectivity is primarily driven by the Company’s ability to generate sufficient taxable income of the appropriate character in the future. Further, there is complexity in the application of the relevant tax regulations to the Company’s forecasted taxable income.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s deferred tax asset valuation allowance process, including controls related to the development of forecasted income, utilization of net operating losses, and the application of the relevant tax regulations. We assessed the likelihood of the Company’s ability to use its deferred tax assets associated with the Company’s net operating losses in the future, which included evaluating projected financial information. To assess the Company’s ability to forecast, we compared the Company’s previous forecasts to actual results. We also investigated any changes to the valuation allowance related to the Company’s net operating loss deferred tax assets that occurred during the year. We involved federal and state income tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of the relevant tax regulations and evaluating the recoverability of deferred tax assets associated with the Company’s net operating losses.

Assessment of the results from discontinued operations

As discussed in Note 3 to the consolidated financial statements, during the fiscal second quarter ended March 31, 2019, the Company disposed of its Global Batteries (GBL) and Global Auto Care (GAC) businesses. The Company has reflected the results of these businesses and operations, including gain or loss recognized on closing, or adjustment of the carrying amount to fair value less cost to sell, as discontinued operations in the consolidated statements of income for all periods presented. The income (loss) from discontinued operations before income taxes for the GBL and GAC businesses were $974.9 million and ($115.7 million), respectively, for the fiscal year ended September 30, 2019.

We identified the assessment of the results from discontinued operations as a critical audit matter. Given the nature of the transactions, there was a high degree of complexity in identifying and segregating the assets, liabilities, and results of operations for the discontinued businesses. There also was subjectivity in evaluating the adjustments between businesses held for sale and businesses held for use.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s discontinued operations assessment process including controls related to the dispositions of the GBL and GAC businesses, the classification of certain income and expenses as discontinued operations, and the resulting adjustments made to the GBL and GAC income statement account balances. We assessed the Company’s segregation of assets, liabilities and the results of operations that are classified as held for sale by inspecting the Company’s accounting data and related adjustments. For GBL and GAC, we compared the selling price for each business, less costs to sell, to the carrying value of the business, and tested the write-down of GAC’s net assets held for sale. We also tested the disposal of the GBL business by comparing the consideration received upon the sale of that business to the net assets of the GBL business. In addition, we involved federal and state income tax professionals with specialized skills and knowledge, who assisted in assessing the tax related adjustments and testing the tax components as a result of the dispositions

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Milwaukee, Wisconsin
November 15, 2019

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Financial Position

September 30, 2019 and 2018

(in millions, except per share figures)

(in millions)	2019	2018
Assets
Cash and cash equivalents	$627.1	$552.5
Trade receivables, net	356.7	317.1
Other receivables	74.2	51.7
Inventories	548.4	583.6
Prepaid expenses and other current assets	53.5	63.2
Current assets of business held for sale	—	2,402.6
Total current assets	1,659.9	3,970.7
Property, plant and equipment, net	452.9	500.0
Investments	230.8	—
Deferred charges and other	51.7	231.8
Goodwill	1,328.1	1,454.7
Intangible assets, net	1,507.1	1,641.8
Total assets	$5,230.5	$7,799.0
Liabilities and Shareholders' Equity
Current portion of long-term debt	$136.9	$26.9
Accounts payable	456.8	584.7
Accrued wages and salaries	72.1	55.1
Accrued interest	29.3	65.0
Indemnification payable to Energizer	230.8	—
Other current liabilities	216.0	159.4
Current liabilities of business held for sale	—	537.6
Total current liabilities	1,141.9	1,428.7
Long-term debt, net of current portion	2,214.4	4,624.3
Deferred income taxes	55.9	35.0
Other long-term liabilities	112.0	121.4
Total liabilities	3,524.2	6,209.4
Commitments and contingencies (Note 19)
Shareholders' equity
Common stock, $0.01 par value; 200.0 million shares authorized; 53.6 million and 53.4 million shares issued, respectively.	0.5	0.5
Additional paid-in capital	2,031.1	1,996.7
Accumulated earnings (deficit)	201.2	(180.1)
Accumulated other comprehensive loss, net of tax	(273.6)	(235.8)
Treasury stock, 4.8 million and 0 shares, respectively	(260.9)	—
Total shareholders' equity	1,698.3	1,581.3
Noncontrolling interest	8.0	8.3
Total equity	1,706.3	1,589.6
Total liabilities and equity	$5,230.5	$7,799.0

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Income

Years ended September 30, 2019, 2018 and 2017

(in millions, except per share figures)

(in millions, except per share)	2019	2018	2017
Net sales	$3,802.1	$3,808.7	$3,705.4
Investment income	—	—	1.1
Revenue	3,802.1	3,808.7	3,706.5
Cost of goods sold	2,492.4	2,470.8	2,369.6
Restructuring and related charges	2.8	3.6	0.5
Gross profit	1,306.9	1,334.3	1,336.4
Selling	600.5	607.2	578.1
General and administrative	354.6	335.8	355.2
Research and development	43.5	44.6	44.6
Restructuring and related charges	62.9	72.0	37.0
Transaction related charges	21.8	30.2	17.7
Write-off from impairment of goodwill	116.0	—	—
Write-off from impairment of intangible assets	35.4	20.3	16.3
Total operating expenses	1,234.7	1,110.1	1,048.9
Operating income	72.2	224.2	287.5
Interest expense	222.1	264.0	310.4
Other non-operating expense (income), net	43.9	(4.1)	5.0
Loss from continuing operations before income taxes	(193.8)	(35.7)	(27.9)
Income tax benefit	(7.1)	(462.7)	(11.8)
Net (loss) income from continuing operations	(186.7)	427.0	(16.1)
Income from discontinued operations, net of tax	659.9	445.0	289.3
Net income	473.2	872.0	273.2
Net income attributable to non-controlling interest	1.3	103.7	167.2
Net income attributable to controlling interest	$471.9	$768.3	$106.0
Amounts attributable to controlling interest
Net (loss) income from continuing operations attributable to controlling interest	$(188.0)	$356.5	$(90.6)
Net income from discontinued operations attributable to controlling interest	659.9	411.8	196.6
Net income attributable to controlling interest	$471.9	$768.3	$106.0
Earnings Per Share
Basic earnings per share from continuing operations	$(3.71)	$9.64	$(2.81)
Basic earnings per share from discontinued operations	13.02	11.15	6.10
Basic earnings per share	$9.31	$20.79	$3.29
Diluted earnings per share from continuing operations	$(3.71)	$9.62	$(2.81)
Diluted earnings per share from discontinued operations	13.02	11.12	6.10
Diluted earnings per share	$9.31	$20.74	$3.29
Dividend per share	$1.68	$0.42	$—
Weighted Average Shares Outstanding
Basic	50.7	36.9	32.2
Diluted	50.7	37.0	32.2

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

Years ended September 30, 2019, 2018 and 2017

(in millions)

(in millions)	2019	2018	2017
Net income	$473.2	$872.0	$273.2
Foreign currency translation (loss) gain	(60.6)	(52.0)	32.0
Deferred tax effect	(4.7)	7.9	(3.1)
Deferred tax valuation allowance	—	(0.2)	0.2
Net unrealized (loss) gain on foreign currency translation	(65.3)	(44.3)	29.1
Unrealized gain (loss) on derivative instruments
Unrealized gain (loss) on hedging activity before reclassification	42.4	16.4	(31.6)
Net reclassification for (gain) loss to income from continuing operations	(11.1)	8.5	(5.7)
Net reclassification for loss (gain) to income from discontinued operations	0.5	(1.6)	(5.1)
Unrealized gain (loss) on hedging instruments after reclassification	31.8	23.3	(42.4)
Deferred tax effect	(5.4)	(7.1)	13.3
Net unrealized gain (loss) on hedging derivative instruments	26.4	16.2	(29.1)
Defined benefit pension (loss) gain
Defined benefit pension (loss) gain before reclassification	(27.6)	(3.0)	23.5
Net reclassification for loss to income from continuing operations	2.0	4.6	4.3
Net reclassification for loss to income from discontinued operations	0.2	0.7	1.2
Defined benefit pension (loss) gain after reclassification	(25.4)	2.3	29.0
Deferred tax effect	4.1	1.5	(8.5)
Net defined benefit pension (loss) gain	(21.3)	3.8	20.5
Unrealized investment gain
Unrealized investment gain before reclassification	—	26.0	176.5
Net reclassification for (gain) loss to income from discontinued operations	—	(6.3)	17.9
Unrealized gain on investments after reclassification	—	19.7	194.4
Adjustments to intangible assets	—	(0.9)	(40.3)
Deferred tax effect	—	(6.7)	(54.5)
Net unrealized gain on investments	—	12.1	99.6
Deconsolidation of discontinued operations	21.9	(445.9)	—
Net change to derive comprehensive (loss) income for the periods	(38.3)	(458.1)	120.1
Comprehensive income	434.9	413.9	393.3
Comprehensive (loss) income attributable to non-controlling interest	(0.5)	(2.8)	195.2
Comprehensive income attributable to controlling interest	$435.4	$416.7	$198.1

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

Years ended September 30, 2019, 2018 and 2017

(in millions)

					Accumulated
			Additional	Accumulated	Other		Total	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury	Shareholders'	controlling	Total
(in millions)	Shares	Amount	Capital	(Deficit)	(Loss) Income	Stock	Equity	Interest	Equity
Balances at September 30, 2016	200.8	2.0	1,447.1	(1,031.9)	220.9	—	638.1	1,179.1	1,817.2
Net (loss) income from continuing operations	—	—	—	(90.6)	—	—	(90.6)	74.5	(16.1)
Income from discontinued operations, net of tax	—	—	—	196.6	—	—	196.6	92.7	289.3
Other comprehensive income, net of tax	—	—	—	—	92.1	—	92.1	28.0	120.1
Purchase of subsidiary stock	—	—	(113.2)	—	(4.0)	—	(117.2)	(136.0)	(253.2)
Exercise of stock options	0.7	—	6.5	—	—	—	6.5	—	6.5
Restricted stock surrendered for tax withholding	(0.9)	—	(30.4)	—	—	—	(30.4)	(10.4)	(40.8)
Share based compensation	—	—	49.0	—	—	—	49.0	30.6	79.6
Purchase of NCI by subsidiary	—	—	13.9	—	—	—	13.9	(26.4)	(12.5)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(43.2)	(43.2)
Balances as of September 30, 2017	200.6	2.0	1,372.9	(925.9)	309.0	—	758.0	1,188.9	1,946.9
Net income from continuing operations	—	—	—	356.5	—	—	356.5	70.5	427.0
Income from discontinued operations, net of tax	—	—	—	411.8	—	—	411.8	33.2	445.0
Other comprehensive loss, net of tax	—	—	—	—	(9.4)	—	(9.4)	(2.8)	(12.2)
Sale and deconsolidation of HRG - Insurance Operations	—	—	—	—	(445.9)	—	(445.9)	(446.4)	(892.3)
Purchase of subsidiary stock	—	—	(117.3)	—	(5.7)	—	(123.0)	(165.0)	(288.0)
Exercise of stock options and warrants	2.6	—	20.7	—	—	—	20.7	—	20.7
Restricted stock issued and related tax withholdings	—	—	(6.7)	—	—	—	(6.7)	(2.7)	(9.4)
Share based compensation	—	—	3.7	—	—	—	3.7	(0.4)	3.3
Dividend paid to common shareholders	—	—	—	(22.5)	—	—	(22.5)	—	(22.5)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(28.6)	(28.6)
Reverse stock split adjustment	(170.4)	(1.7)	1.7	—	—	—	—	—	—
Spectrum Merger share exchange	20.6	0.2	721.7	—	(83.8)	—	638.1	(638.4)	(0.3)
Balances as of September 30, 2018	53.4	$0.5	$1,996.7	$(180.1)	$(235.8)	$—	$1,581.3	$8.3	$1,589.6
Net (loss) income from continuing operations	—	—	—	(188.0)	—	—	(188.0)	1.3	(186.7)
Income from discontinued operations, net of tax	—	—	—	659.9	—	—	659.9	—	659.9
Sale and deconsolidation of discontinued operations	—	—	—	—	21.9	—	21.9	—	21.9
Other comprehensive loss, net of tax	—	—	—	—	(59.7)	—	(59.7)	(0.5)	(60.2)
Treasury stock repurchases	(4.9)	—	—	—	—	(268.5)	(268.5)	—	(268.5)
Restricted stock issued and related tax withholdings	0.3	—	2.1	(0.2)	—	7.6	9.5	—	9.5
Share based compensation	—	—	32.3	—	—	—	32.3	—	32.3
Dividend paid to common shareholders	—	—	—	(87.3)	—	—	(87.3)	—	(87.3)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(1.1)	(1.1)
Cumulative adjustment for adoption of new accounting standards (Note 2)	—	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Balances as of September 30, 2019	48.8	$0.5	$2,031.1	$201.2	$(273.6)	$(260.9)	$1,698.3	$8.0	$1,706.3

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended September 30, 2019, 2018 and 2017

(in millions)

(in millions)	2019	2018	2017
Cash flows from operating activities
Net income	$473.2	$872.0	$273.2
Income from discontinued operations, net of tax	659.9	445.0	289.3
Net (loss) income from continuing operations	(186.7)	427.0	(16.1)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	180.8	125.3	147.3
Share based compensation	49.2	11.9	54.2
Unrealized loss on investments	12.1	—	—
Write-off from impairment of goodwill	116.0	—	—
Write-off from impairment of intangible assets	35.4	20.3	16.3
Amortization of debt issuance costs and debt discount	9.9	19.6	17.4
Write-off of unamortized discount and debt issuance costs	38.3	—	2.6
Purchase accounting inventory adjustment	—	0.8	3.3
GPC safety recall inventory write-off	—	4.1	15.0
Dividends from subsidiaries classified as discontinued operations	—	3.1	12.2
Deferred tax benefit	(6.5)	(556.5)	(32.5)
Net changes in operating assets and liabilities
Receivables	(70.6)	21.4	(28.8)
Inventories	26.7	(9.2)	(24.5)
Prepaid expenses and other current assets	(3.1)	22.3	(7.9)
Accounts payable and accrued liabilities	(161.3)	65.7	148.9
Other	43.3	(38.7)	(31.3)
Net cash provided by operating activities from continuing operations	83.5	117.1	276.1
Net cash (used) provided by operating activities from discontinued operations	(82.4)	226.2	564.1
Net cash provided by operating activities	1.1	343.3	840.2
Cash flows from investing activities
Purchases of property, plant and equipment	(58.4)	(75.9)	(81.8)
Proceeds from disposal of property, plant and equipment	2.1	4.2	4.6
Proceeds from sale of discontinued operations, net of cash	2,859.5	1,546.8	—
Business acquisitions, net of cash acquired	—	—	(289.4)
Net asset based on repayments	—	—	30.9
Other investing activity	(0.3)	(0.5)	(2.8)
Net cash provided (used) by investing activities from continuing operations	2,802.9	1,474.6	(338.5)
Net cash used by investing activities from discontinued operations	(5.3)	(201.9)	(1,248.7)
Net cash provided (used) by investing activities	2,797.6	1,272.7	(1,587.2)
Cash flows from financing activities
Payment of debt, including premium on extinguishment	(2,649.9)	(1,075.9)	(257.7)
Proceeds from issuance of debt	300.0	19.6	315.6
Payment of debt issuance costs	(4.1)	(0.4)	(7.0)
Treasury stock purchases	(268.5)	—	—
Purchases of subsidiary stock, net	—	(288.0)	(252.5)
Dividends paid to shareholders	(85.5)	(22.4)	—
Dividends paid by subsidiary to non-controlling interest	(1.1)	(28.6)	(39.9)
Purchase of non-controlling interest	—	—	(12.6)
Share based award tax withholding payments, net of proceeds upon vesting	(4.4)	(24.3)	(40.8)
Payment of contingent consideration	(8.9)	(6.4)	—
Other financing activities, net	—	20.7	6.5
Net cash (used) provided by financing activities from continuing operations	(2,722.4)	(1,405.7)	(288.4)
Net cash (used) provided by financing activities from discontinued operations	(2.2)	110.4	871.4
Net cash (used) provided by financing activities	(2,724.6)	(1,295.3)	583.0
Effect of exchange rate changes on cash and cash equivalents on Venezuela devaluation	—	—	(0.4)
Effect of exchange rate changes on cash and cash equivalents	(8.4)	(7.0)	3.1
Net change in cash, cash equivalents and restricted cash	65.7	313.7	(161.3)
Net change in cash, cash equivalents and restricted cash in discontinued operations	—	37.7	18.5
Net change in cash, cash equivalents and restricted cash in continuing operations	65.7	276.0	(179.8)
Cash, cash equivalents, and restricted cash, beginning of period	561.4	285.4	465.2
Cash, cash equivalents, and restricted cash, end of period	$627.1	$561.4	$285.4
Supplemental disclosure of cash flow information
Cash paid for interest	$208.1	$314.1	$323.5
Cash paid for taxes	$53.9	$53.8	$37.5
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$3.5	$4.5	$106.0
Non cash financing activities
Issuance of shares through stock compensation plan	$30.8	$63.7	$54.5

See accompany notes to the consolidated financial statements.

SB/RH Holdings, LLC

Consolidated Statements of Financial Position

September 30, 2019 and 2018

(in millions)

(in millions)	2019	2018
Assets
Cash and cash equivalents	$621.9	$505.4
Trade receivables, net	356.7	317.1
Other receivables	140.1	95.1
Inventories	548.4	583.6
Prepaid expenses and other current assets	53.5	62.9
Current assets of business held for sale	—	2,402.6
Total current assets	1,720.6	3,966.7
Property, plant and equipment, net	452.9	500.0
Deferred charges and other	51.7	74.2
Investments	230.8	—
Goodwill	1,328.1	1,454.7
Intangible assets, net	1,507.1	1,641.8
Total assets	$5,291.2	$7,637.4
Liabilities and Shareholder's Equity
Current portion of long-term debt	$136.9	$546.9
Accounts payable	463.8	584.7
Accrued wages and salaries	72.0	55.4
Accrued interest	29.3	55.0
Indemnification payable to Energizer	230.8	—
Income tax payable	240.5	15.5
Other current liabilities	182.7	136.8
Current liabilities of business held for sale	—	537.6
Total current liabilities	1,356.0	1,931.9
Long-term debt, net of current portion	2,139.1	3,686.4
Deferred income taxes	272.2	287.0
Other long-term liabilities	111.8	120.4
Total liabilities	3,879.1	6,025.7
Commitments and contingencies (Note 19)
Shareholder's equity
Other capital	2,113.3	2,073.0
Accumulated deficit	(437.3)	(235.5)
Accumulated other comprehensive loss, net of tax	(273.5)	(235.7)
Total shareholder's equity	1,402.5	1,601.8
Noncontrolling interest	9.6	9.9
Total equity	1,412.1	1,611.7
Total liabilities and equity	$5,291.2	$7,637.4

See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC

Consolidated Statements of Income

Years ended September 30, 2019, 2018 and 2017

(in millions)

(in millions)	2019	2018	2017
Net Sales	$3,802.1	$3,808.7	$3,705.4
Cost of goods sold	2,492.4	2,470.8	2,369.6
Restructuring and related charges	2.8	3.6	0.5
Gross profit	1,306.9	1,334.3	1,335.3
Selling	600.5	607.2	578.0
General and administrative	349.8	257.7	300.5
Research and development	43.5	44.6	44.6
Restructuring and related charges	62.9	72.0	37.0
Transaction related charges	21.8	30.2	17.7
Write-off from impairment of goodwill	116.0	—	—
Write-off from impairment of intangible assets	35.4	20.3	16.3
Total operating expenses	1,229.9	1,032.0	994.1
Operating income	77.0	302.3	341.2
Interest expense	162.0	167.0	161.8
Other non-operating expense, net	44.2	5.2	5.8
(Loss) income from continuing operations before income taxes	(129.2)	130.1	173.6
Income tax expense (benefit)	10.7	(76.8)	(8.6)
Net (loss) income from continuing operations	(139.9)	206.9	182.2
Income (loss) from discontinued operations, net of tax	659.9	(24.0)	119.0
Net income	520.0	182.9	301.2
Net income attributable to non-controlling interest	1.3	1.4	1.3
Net income attributable to controlling interest	$518.7	$181.5	$299.9
Amounts attributable to controlling interest
Net (loss) income from continuing operations attributable to controlling interest	$(141.2)	$205.5	$180.9
Net income (loss) from discontinued operations attributable to controlling interest	659.9	(24.0)	119.0
Net income attributable to controlling interest	$518.7	$181.5	$299.9

See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC

Consolidated Statements of Comprehensive Income

Years ended September 30, 2019, 2018 and 2017

(in millions)

(in millions)	2019	2018	2017
Net income	$520.0	$182.9	$301.2
Other comprehensive income
Foreign currency translation (loss) gain	(60.6)	(52.0)	32.0
Deferred tax effect	(4.7)	7.9	(3.1)
Deferred tax valuation allowance	—	(0.2)	0.2
Net unrealized (loss) gain on foreign currency translation	(65.3)	(44.3)	29.1
Unrealized (loss) gain on derivative instruments
Unrealized gain (loss) on hedging activity before reclassification	42.4	16.4	(31.6)
Net reclassification for (gain) loss to income from continuing operations	(11.1)	8.5	(5.7)
Net reclassification for loss (gain) to income from discontinued operations	0.5	(1.6)	(5.1)
Unrealized gain (loss) on hedging instruments after reclassification	31.8	23.3	(42.4)
Deferred tax effect	(5.4)	(7.1)	13.3
Net unrealized gain (loss) on hedging derivative instruments	26.4	16.2	(29.1)
Defined benefit pension (loss) gain
Defined benefit pension gain before reclassification	(27.6)	(3.0)	22.6
Net reclassification for loss to income from continuing operations	2.0	2.5	4.3
Net reclassification for loss to income from discontinued operations	0.2	0.7	1.2
Defined benefit pension (loss) gain after reclassification	(25.4)	0.2	28.1
Deferred tax effect	4.1	1.5	(8.5)
Net defined benefit pension (loss) gain	(21.3)	1.7	19.6
Deconsolidation of discontinued operations	21.9	—	—
Net change to derive comprehensive (loss) income for the period	(38.3)	(26.4)	19.6
Comprehensive income	481.7	156.5	320.8
Comprehensive loss attributable to non-controlling interest	(0.5)	(0.3)	(0.2)
Comprehensive income attributable to controlling interest	$482.2	$156.8	$321.0

See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC

Consolidated Statements of Shareholder’s Equity

Years ended September 30, 2019, 2018 and 2017

(in millions)

			Accumulated
			Other	Total	Non-
	Other	Accumulated	Comprehensive	Shareholder's	controlling
(in millions)	Capital	Deficit	Loss	Equity	Interest	Total Equity
Balances at September 30, 2016	2,000.9	8.1	(229.4)	1,779.6	49.8	1,829.4
Net income from continuing operations	—	180.9	—	180.9	1.3	182.2
Income from discontinued operations, net of tax	—	119.0	—	119.0	—	119.0
Other comprehensive income (loss), net of tax	—	—	19.8	19.8	(0.2)	19.6
Purchase of non-controlling interest	29.6	—	—	29.6	(42.1)	(12.5)
Restricted stock issued and related tax withholdings	12.2	—	—	12.2	—	12.2
Share based compensation	36.3	—	—	36.3	—	36.3
Dividends paid to parent	—	(350.8)	—	(350.8)	—	(350.8)
Balances as of September 30, 2017	2,079.0	(42.8)	(209.6)	1,826.6	8.8	1,835.4
Net income from continuing operations	—	205.5	—	205.5	1.4	206.9
(Loss) from discontinued operations, net of tax	—	(24.0)	—	(24.0)	—	(24.0)
Other comprehensive loss, net of tax	—	—	(26.1)	(26.1)	(0.3)	(26.4)
Restricted stock issued and related tax withholdings	(5.0)	—	—	(5.0)	—	(5.0)
Share based compensation	(1.0)	—	—	(1.0)	—	(1.0)
Dividends paid to parent	—	(374.2)	—	(374.2)	—	(374.2)
Balances as of September 30, 2018	$2,073.0	$(235.5)	$(235.7)	$1,601.8	$9.9	$1,611.7
Net (loss) income from continuing operations	—	(141.2)	—	(141.2)	1.3	(139.9)
Income from discontinued operations, net of tax	—	659.9	—	659.9	—	659.9
Sale and deconsolidation of discontinued operations	—	—	21.9	21.9	—	21.9
Other comprehensive loss, net of tax	—	—	(59.7)	(59.7)	(0.5)	(60.2)
Restricted stock issued and related tax withholdings	9.6	—	—	9.6	—	9.6
Share based compensation	30.7	—	—	30.7	—	30.7
Dividends paid to parent	—	(717.4)	—	(717.4)	—	(717.4)
Dividend paid by subsidiary to NCI	—	—	—	—	(1.1)	(1.1)
Cumulative adjustment for adoption of new accounting standards (Note 2)	—	(3.1)	—	(3.1)	—	(3.1)
Balances as of September 30, 2019	$2,113.3	$(437.3)	$(273.5)	$1,402.5	$9.6	$1,412.1

See accompanying notes to the consolidated financial statements.

SB/RH Holdings, LLC

Consolidated Statements of Cash Flows

Years ended September 30, 2019, 2018 and 2017

(in millions)

(in millions)	2019	2018	2017
Cash flows from operating activities
Net income	$520.0	$182.9	$301.2
Income (loss) from discontinued operations, net of tax	659.9	(24.0)	119.0
Net (loss) income from continuing operations	(139.9)	206.9	182.2
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	180.8	124.6	146.8
Share based compensation	47.6	8.8	46.2
Unrealized loss on investments	12.1	—	—
Write-off from impairment of goodwill	116.0	—	—
Write-off from impairment of intangible assets	35.4	20.3	16.3
Amortization of debt issuance costs and debt discount	6.4	8.9	8.0
Write-off of unamortized discount and debt issuance costs	14.4	—	2.5
Purchase accounting inventory adjustment	—	0.8	3.3
GPC safety recall inventory write-off	—	4.1	15.0
Deferred tax benefit	11.3	(170.9)	(26.6)
Net changes in operating assets and liabilities
Receivables	(92.9)	(29.7)	(28.8)
Inventories	26.7	(9.2)	(24.5)
Prepaid expenses and other	(3.5)	22.3	(7.2)
Accounts payable and accrued liabilities	(156.6)	69.5	140.4
Other	39.4	(32.7)	(29.6)
Net cash provided by operating activities from continuing operations	97.2	223.7	444.0
Net cash (used) provided by operating activities from discontinued operations	(82.4)	128.8	203.6
Net cash provided by operating activities	14.8	352.5	647.6
Cash flows from investing activities
Purchases of property, plant and equipment	(58.4)	(75.9)	(81.8)
Proceeds from sales of property, plant and equipment	2.1	4.2	4.6
Proceeds from sale of discontinued operations, net of cash	2,859.5	—	—
Business acquisitions, net of cash acquired	—	—	(289.4)
Other investing activities	(0.3)	(0.5)	(2.8)
Net cash provided (used) by investing activities from continuing operations	2,802.9	(72.2)	(369.4)
Net cash used by investing activities from discontinued operations	(5.3)	(27.0)	(31.9)
Net cash provided (used) by investing activities	2,797.6	(99.2)	(401.3)
Cash flows from financing activities
Payment of debt, including premium on extinguishment	(2,262.7)	(69.3)	(229.2)
Proceeds from issuance of debt	300.0	539.6	265.6
Payment of debt issuance costs	(4.1)	(0.4)	(5.9)
Payment of cash dividends to parent	(717.4)	(374.2)	(350.8)
Dividends paid by subsidiary to non-controlling interest	(1.1)	—	—
Purchase of non-controlling interest	—	—	(12.6)
Payment of contingent consideration	(8.9)	(6.4)	—
Net cash (used) provided by financing activities from continuing operations	(2,694.2)	89.3	(332.9)
Net cash used by financing activities from discontinued operations	(2.2)	(4.8)	(3.4)
Net cash (used) provided by financing activities	(2,696.4)	84.5	(336.3)
Effect of exchange rate changes on cash and cash equivalents on Venezuela devaluation	—	—	(0.4)
Effect of exchange rate changes on cash and cash equivalents	(8.4)	(7.0)	3.1
Net change in cash, cash equivalents and restricted cash	107.6	330.8	(87.3)
Cash, cash equivalents, and restricted cash, beginning of period	514.3	183.5	270.8
Cash, cash equivalents, and restricted cash, end of period	$621.9	$514.3	$183.5
Supplemental disclosure of cash flow information
Cash paid for interest	$179.9	$208.4	$184.9
Cash paid for taxes	$53.9	$53.8	$37.5
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$3.5	$4.5	$106.0

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

This report is a combined report of Spectrum Brands Holdings, Inc. (“SBH”) and SB/RH Holdings, LLC (“SB/RH”) (collectively, the “Company”). The notes to the consolidated financial statements that follow include both consolidated SBH and SB/RH Notes, unless otherwise indicated below.

NOTE 1 - DESCRIPTION OF BUSINESS

The Company is a diversified global branded consumer products company.  We manage the businesses in four vertically integrated, product-focused segments: (i) Hardware & Home Improvement (“HHI”), (ii) Home and Personal Care (“HPC”), (iii) Global Pet Care (“GPC”), and (iv) Home and Garden (“H&G”).  The Company manufactures, markets and/or distributes its products globally in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), and construction companies. We enjoy strong name recognition in our regions under our various brands and patented technologies across multiple product categories.  Global and geographic strategic initiatives and financial objectives are determined at the corporate level.  Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president or general manager responsible for sales and marketing initiatives and the financial results for all product lines within that segment. See Note 20 – Segment Information for more information pertaining to segments of continuing operations.  The following is an overview of the consolidated business, by segment, summarizing product types and brands:

Segment	Products	Brands
HHI

Security: Residential locksets and door hardware including knobs, levers, deadbolts, handle sets, including electronic and connected locks.
Plumbing & Accessories: Kitchen and bath faucets and accessories.
Builders' Hardware: Hinges, metal shapes, security hardware, track and sliding door hardware, gate hardware.

Security: Kwikset®, Weiser®, Baldwin®, Tell Manufacturing®, and EZSET® Plumbing & Accessories: Pfister® Builders' Hardware: National Hardware®, FANAL®
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

Home Appliances: Black & Decker®, Russell Hobbs®, George Foreman®, Toastmaster®, Juiceman®, Farberware®, and Breadman® Personal Care: Remington®, and LumaBella®
GPC

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
Aquatics: Tetra®, Marineland®, Whisper®, Instant Ocean®, and GloFish®

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

SB/RH is a wholly owned subsidiary of Spectrum and ultimately, SBH. Spectrum Brands, Inc. (“SBI”), a wholly-owned subsidiary of SB/RH incurred certain debt guaranteed by SB/RH and domestic subsidiaries of SBI. See Note 12 - Debt for more information pertaining to debt.  The reportable segments of SB/RH are consistent with the segments of SBH.

Divestitures

The Company sold its Global Batteries and Lighting (“GBL”) business and Global Auto Care (“GAC”) business to Energizer Holdings, Inc. (“Energizer”) on January 2, 2019 and January 28, 2019, respectively.  As a result, the Company’s assets and liabilities associated with GBL and GAC have been classified as held for sale in the accompanying Consolidated Statements of Financial Position and the respective operations have been classified as discontinued operations in the accompanying Consolidated Statement of Income and Statements of Cash Flows. See Note 3 – Divestitures for more information.

Spectrum Merger

On July 13, 2018, the Company completed the planned Spectrum Merger. Prior to the Spectrum Merger, SBH was a holding company, doing business as HRG Group, Inc. (“HRG”) and conducting its operations principally through its majority owned subsidiary. Effective as of the date of the Spectrum Merger, management of the organization was assumed by its majority owned subsidiaries, Spectrum Brands Holdings, Inc. (subsequently renamed Spectrum Brands Legacy, Inc.) (“Spectrum Legacy”); resulting in HRG changing its name to SBH and changing the ticker symbol for its common stock traded on the New York Stock Exchange (“NYSE”) from the symbol “HRG” to “SPB”.  See Note 4 – Acquisitions for more information pertaining to the Spectrum Merger.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies and Practices

Principles of Consolidation and Fiscal Year End

The consolidated financial statements include the financial statements of the Company and its majority owned subsidiaries and have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). All intercompany transactions have been eliminated.

The Company’s fiscal year ends September 30 and reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. For the year ended September 30, 2019, the fiscal quarters were comprised of the three months ended December 30, 2018, March 31, 2019, June 30, 2019 and September 30, 2019.

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

Receivables

Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, but generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provisions for losses on uncollectible trade receivables are determined based on ongoing evaluations of the Company’s receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment or return for a given customer. See Note 8 - Receivables for further detail.

Inventories

The Company’s inventories are valued at the lower of cost or net realizable value. Cost of inventories is determined using the first-in, first-out (FIFO) method. See Note 9 - Inventory for further detail.

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

Long-lived fixed assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows generated did not exceed the carrying value of the respective asset group. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during the year ended September 30, 2019 that necessitated an impairment test other than the recognition of an impairment on goodwill at HPC. There was no impairment loss recognized on property, plant and equipment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Note 10 - Property, plant and equipment for further detail.

Goodwill

Goodwill reflects the excess of acquisition cost over the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized, but instead is assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified. Goodwill has been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit. Our reporting units are consistent with our segments. See Note 20 - Segment Information for further discussion.

The Company performs its annual impairment test in the fourth quarter of its fiscal year. The fair value of each reporting unit is compared to its carrying value, including goodwill. In estimating the fair value of our reporting units, we use a discounted cash flow methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. If the fair value of a reporting unit is less than its carrying value, an impairment loss would be recognized equal to that excess; however the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. See Note 11 - Goodwill and Intangible Assets for further detail.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies and Practices (continued)

Intangible Assets

Intangible assets are recorded at cost or at estimated fair value if acquired in a business combination. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives. The range and weighted average useful lives for definite-lived intangibles assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	5 - 20 years	18.3 years
Technology assets	5 - 18 years	13.6 years
Tradenames	6 - 13 years	10.7 years

Definite-lived intangible assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. If indicators of potential impairment are identified, the Company performs an undiscounted cash flow analysis to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset did not exceed the carrying value of the respective asset group. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during the year ended September 30, 2019 that necessitated an impairment test other than the recognition of an impairment on goodwill at HPC. There was no impairment loss recognized on definite-lived intangible assets.

Certain trade name intangible assets have an indefinite life and are not amortized, but instead are assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter of its fiscal year. Impairment of indefinite lived intangible assets is assessed by comparing the estimated fair value of the identified trade names to their carrying value to determine if potential impairment exists. If the fair value is less than the carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. See Note 11 - Goodwill and Intangible Assets for further detail.

Assets Held for Sale and Discontinued Operations

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is sold and classified as held for sale, in accordance with the criteria of Accounting Standard Codification (“ASC”) Topic 205 Presentation of Financial Statements and ASC Topic 360 Property, Plant and Equipment (“ASC 360”). Assets and liabilities of a business classified as held for sale are recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale. The results of discontinued operations are reported in Income From Discontinued Operations, Net of Tax in the accompanying Consolidated Statements of Income for the current and prior periods commencing in the period in which the business meets the criteria, and includes any gain or loss recognized on closing, or adjustment of the carrying amount to fair value less cost to sell. Transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale. If a business is classified as held for sale after the balance sheet date but before the financial statements are issued or are available to be issued, the business continues to be classified as held and used in those financial statements when issued or when available to be issued.

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the lives of the related debt agreements. Debt issuance costs for SBH were $33.0 million and $57.6 million as of September 30, 2019 and 2018, respectively, and $31.5 and $45.5 million for SB/RH as of September 30, 2019 and 2018, respectively. Debt issuance costs are included in Long Term Debt, Net of Current Portion in the Consolidated Statements of Financial Position. Amortization of debt issuance costs is recognized as Interest Expense in the Consolidated Statements of Income. See Note 12 - Debt for further detail.

Financial Instruments

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Derivative assets and liabilities are reported at fair value in the Consolidated Statements of Financial Position. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. Depending on the nature of derivatives designated as hedging instruments, changes in fair value are either offset against the change in fair value of the hedged assets or liability through earnings, or recognized in equity through other comprehensive income until the hedged item is recognized. Any ineffective portion of a financial instrument’s change in fair value is recognized in earnings. For derivatives that do not qualify for hedge accounting treatment, the change in the fair value is recognized in earnings. See Note 14 - Derivatives for further detail.

Treasury Stock

Treasury stock purchases are stated at cost and presented as a separate reduction of equity.

Noncontrolling Interest

Noncontrolling interest recognized in the consolidated equity of the Company is the minority interest ownership in equity of a consolidated subsidiary that is not attributable, directly or indirectly, to the parent company, SBH; and recognized separate from shareholders’ equity in the Consolidated Statement of Financial Position. Income from a consolidated subsidiary with a minority interest ownership is allocated to the minority interest and considered attributable to the noncontrolling interest in the Consolidated Statement of Income.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies and Practices (continued)

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

Revenue Recognition

The Company applies the guidance codified in Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” using the modified retrospective method upon the adoption of Topic 606. See “Newly Adopted Accounting Standards” section of this footnote for more details regarding the method and impact of the adoption. The following are changes to the Company’s revenue recognition accounting policies from those previously disclosed in Note 2 – Significant Accounting Policies and Practices to the Company’s Annual Report on Form 10-K for year ended September 30, 2018 and Form 8-K issued on April 5, 2019.

Product Sales

Our customers mostly consist of retailers, wholesalers and distributors, and construction companies with the intention to sell and distribute to an end consumer. The Company recognizes revenue from the sale of products upon transfer of control to the customer. For the majority of our product sales, the transfer of control is recognized when we ship the product from our facilities to the customer. Timing of revenue recognition for a majority of the Company’s sales continues to be consistent. Previously, the Company deferred recognition of revenue if title and risk of loss were retained upon shipment, but the customer arranged and paid for freight such that they had physical possession and control. Under Topic 606, the Company recognizes revenue at the time of shipment for these transactions. This change did not have a material impact on the Company’s adoption of the new standard on October 1, 2018 or comparability to revenue in prior periods.

Licensing Revenue

The Company also sells licenses of its brands to third-party sellers and manufacturers for the development, production, sales & distribution of products that are not directly managed or offered by the Company. The Company maintains all right of ownership of the intellectual property and contracts with its customer for the use of the intellectual property in their operations. Under Topic 606, revenue derived from the right-to-access licenses is recognized using the over time revenue recognition method. We elected to recognize revenue under the ‘as-invoiced’ practical expedient method at the amount we are able to bill using a time-elapsed measure of progress. The Company has assessed that recognizing revenue based on a time-elapsed measure of progress, taking into consideration any minimum guarantee provisions under the contract, appropriately depicts its performance of providing access to the Company’s brands, trade names, logos, etc. This change did not have a material impact on the Company’s adoption of the new standard on October 1, 2018 or comparability to revenue recognition in prior periods.

Other Revenue

Other revenue consists primarily of installation or maintenance services that are provided to certain customers in the GPC segment. The services are often associated with the sale of product but are also provided separately and are considered a distinct performance obligation separate from product sales.

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

Product Returns

In the normal course of business, the Company may allow customers to return product per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to receive. For the anticipated value of the returns, the adoption of Topic 606 resulted in the recognition of a return asset included in the Prepaid Expenses and Other Current Assets and the returns liability recognized in Other Current Liabilities. The Company recognized an expected returns liability of $19.2 million as of September 30, 2019, most of which the Company does not expect or anticipate a returned asset. Prior to the adoption of Topic 606, the reserve for product returns was recognized net of anticipated value of returned product as a reduction to Trade Receivable, Net on the Company’s Consolidated Statement of Financial Position and was $20.9 million as of September 30, 2018.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies and Practices (continued)

Practical Expedients and Exemptions:

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

See Note 6 – Revenue Recognition for further detail.

Shipping and Handling Costs

Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities. Shipping and handling costs were $253.7 million, $251.2 million and $224.6 million during the years ended September 30, 2019, 2018 and 2017, respectively. The Company accounts for shipping and handling activities, which occur after control of the related goods transfers, as fulfillment activities instead of assessing such activities as performance obligations. Shipping and handling costs are included in Selling Expenses in the Consolidated Statements of Income.

Advertising Costs

Advertising costs include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements and are expensed as incurred. The Company incurred advertising costs of $34.2 million, $26.0 million and $21.6 million during the years ended September 30, 2019, 2018 and 2017, respectively. Advertising costs are included in Selling Expenses in the Company’s Consolidated Statements of Income.

Research and Development Costs

Research and development costs are charged to expense in the period they are incurred.

Environmental Expenditures

Environmental expenditures that relate to current operations or to conditions caused by past operations are expensed or capitalized as appropriate. The Company determines its liability for environmental matters on a site-by-site basis and records a liability at the time when it is probable that a liability has been incurred and such liability can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers. Estimated environmental remediation expenditures are included in the determination of the net realizable value recorded for assets held for sale. See Note 19 - Commitments and Contingencies for further detail.

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

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies and Practices (continued)

Transaction related charges

Transaction related charges consist of transaction costs from (1) qualifying acquisition transactions associated with the completion of the purchase of net assets or equity interest of a business such as a business combination, equity investment, joint venture or purchase of non-controlling interest; (2) subsequent integration related project costs directly associated with an acquired business including costs for integration of acquired operations into the Company’s shared service platforms, termination of redundant positions and locations, employee transition costs, integration related professional fees and other post business combination expenses; and (3) divestiture support and separation costs consisting of incremental costs incurred by the continuing operations after completion of the transaction to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction. Divestiture-related charges prior to completion of the transaction are recognized as a component of Income from Discontinued Operations, net of tax. Transaction costs include, but are not limited to, banking, advisory, legal, accounting, valuation, and other professional fees directly related to the respective transactions. Additionally, transaction related charges include costs attributable to the plan to market and sell the HPC operations that was subsequently classified as continuing operations for all periods presented. The following table summarizes transaction related charges incurred by the Company during the years ended September 30, 2019, 2018 and 2017:

(in millions)	2019	2018	2017
GBL post divestiture separation	$9.5	$—	$—
HPC divestiture	7.3	14.9	—
HHI integration	0.9	6.0	5.9
GAC post divestiture separation	0.3	—	—
PetMatrix integration	—	4.9	4.5
Other integration	3.8	4.4	7.3
Total transaction-related charges	$21.8	$30.2	$17.7

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in income tax expense in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in Income Tax Expense. See Note 16 - Income Taxes for further detail.

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

Foreign currency transaction gains and losses for transactions denominated in a currency other than the functional currency are reported in Other Non-Operating Expense, Net in the Consolidated Statements of Income in the period they occur. Exchange losses on foreign currency transactions were $41.2 million, $7.1 million, and $5.9 million for the years ended September 30, 2019, 2018 and 2017, respectively.

Newly Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted ASU 2014-09 and all the related amendments on October 1, 2018, using the modified retrospective transition method. The Company recognized the cumulative effect of applying the new revenue standard as a reduction of $0.7 million, net of tax, to the opening balance of Accumulated Earnings at the beginning of the fiscal year 2019. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 6 – Revenue Recognition for further detail.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses diversity in practice with the classification and presentation of certain cash receipts and cash payments in the statement of cash flows. The amendments in this update address the classification within the statement of cash flow for debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance policies, distributions received from equity method investees, and beneficial interests in securitization transactions, among other separately identifiable cash flows when applying the predominance principle. The Company retrospectively adopted ASU 2016-15 on October 1, 2018. The adoption of this standard did not have a material impact on the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies and Practices (continued)

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which addresses diversity in practice with the classification and presentation of restricted cash in the statement of cash flow, classifying transfers between cash and restricted cash as operating, investing, or financing activities, or as a combination of those activities, in the statement of cash flows. The amendment requires the statement of cash flows to explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents; and include with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The Company retrospectively adopted ASU 2016-18 on October 1, 2018. The Company does not have any restricted cash on the Consolidated Statement of Financial Position as of September 30, 2019; however, the Company had $8.9 million and $15.3 million of restricted cash as of September 30, 2018 and 2017, respectively, that consisted of funds held in escrow for contingent payments related to our PetMatrix acquisition that was subsequently paid during the year ended September 30, 2019 and 2018. Restricted cash and changes in restricted cash have been reflected in the Company’s Consolidated Statements of Cash Flows for the years ended September 30, 2019, 2018, and 2017.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of income. The amendment provides guidance requiring the service cost component to be recognized consistent with other compensation costs arising from service rendered by employees during the period, and all other components to be recognized separately outside of the subtotal of income from operations. Due to the adoption of ASU No. 2017-07, the components of net periodic benefit cost other than the service cost component are recognized as Other Non-Operating (Income) Expense, Net on the Statement of Income. The Company utilized a practical expedient included in the ASU which allowed the Company to use amounts previously disclosed in its pension and other postretirement benefits note for the prior period as the estimation basis for applying the required retrospective presentation requirements. The adoption of ASU No. 2017-07 requires a retrospective restatement of prior periods, which was inconsequential to the Company’s Consolidated Statement of Income. See Note 15 Employee Benefits Plan for further detail on the components of net periodic costs.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments-Overall. This new standard enhances the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. This ASU is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company adopted this ASU during the year ended September 30, 2019. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16 Intra-Entity Transfers of Assets Other Than Inventory, which eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. Upon adoption of ASU 2016-16, the Company recognized the tax expense from the sale of that asset in the seller’s tax jurisdiction when the transfer occurred, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arose in the buyer’s jurisdiction was also recognized at the time of the transfer. Modified retrospective adoption was required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. The cumulative-effect adjustment consisted of the net impact from (1) the write-off of any unamortized tax expense previously deferred and (2) recognition of any previously unrecognized deferred tax assets, net of any necessary valuation allowances. The Company implemented this ASU on October 1, 2018. The cumulative impact arising from the adoption was a decrease to Accumulated Earnings as of October 1, 2018 of $2.4 million. The impact of the adoption of this standard on future periods is dependent on future asset transfers, which generally occur in connection with acquisitions and other business restructuring activities.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and related amendments, which supersedes the lease requirements in ASC 840, Leases. This ASU requires lessees to recognize lease assets and liabilities on the balance sheet, as well as to disclose key information about leasing arrangements. Although the new ASU requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. The Company will adopt ASU 2016-02 utilizing the modified retrospective transition method through a cumulative effect adjustment at the beginning of its first quarter of the year ended September 30, 2020, which allows for the recognition of a cumulative effect of applying the new standard as an adjustment to the opening balance sheet of retained earnings, as of October 1, 2019, while continuing to present all prior periods under previous lease accounting guidance. As allowed under the new accounting standard, the Company will also elect to use the package of practical expedients permitted under the transition guidance, such as, carryforward of our historical lease classification, no reassessment on whether an expired or existing contract contains an embedded lease, no reassessment of initial direct costs for any leases that exist prior to adoption of the new standard and to consolidate lease and non-lease components. We are also electing to exclude leases with an initial term of less than 12 months from the balance sheet. We have performed a preliminary assessment of the impact of the pronouncement to the Company’s financial statements and are currently performing detailed assessments over identified lease arrangements and the impact to our processes and control environment. We have not measured the impact of adoption at this point in our assessment and have not concluded on the overall quantitative impact of the impact of adoption to the Company’s consolidated financial statements but expect to have a material impact for the recognition of operating leases on the Company’s Consolidated Statement of Financial Position.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815), and related amendments, which changes the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP, better aligning the entity’s risk management activities and financial reporting for hedging relationships. The ASU can only be applied prospectively and will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020. We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality of the adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related amendments, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, which is the first quarter of our fiscal year ending September 30, 2021 for the Company. The company is currently reviewing the provisions of the new standard and have not yet concluded on the materiality of the adoption.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies and Practices (continued)

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.” ASU 2018-02 amends ASC 220, “Income Statement - Reporting Comprehensive Income,” to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. In addition, under ASU 2018-02, we may be required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which is the first quarter of the year ending September 30, 2020 for the Company. We are currently evaluating the effect of this standard on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard provides guidance on accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in the update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted, which is the year ending September 30, 2021 for the Company. We are currently evaluating the effect of this standard on our Consolidated Financial Statements.

NOTE 3 – DIVESTITURES

The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the accompanying Consolidated Statement of Income for the years ended September 30, 2019, 2018, and 2017:

(in millions)	2019	2018	2017
Income from discontinued operations before income taxes - GBL	$974.9	$21.8	$84.5
(Loss) income from discontinued operations before income taxes - GAC	(115.7)	(31.9)	94.5
Income from discontinued operations before income taxes - HRG Insurance Operations	—	476.4	287.1
Income from discontinued operations before income taxes	859.2	466.3	466.1
Income tax expense from discontinued operations	199.3	21.3	176.8
Income from discontinued operations, net of tax	659.9	445.0	289.3
Income from discontinued operations, net of tax attributable to noncontrolling interest	—	33.2	92.7
Income from discontinued operations, net of tax attributable to controlling interest	$659.9	$411.8	$196.6

GBL

On January 2, 2019, the Company completed the sale of its GBL business pursuant to the GBL acquisition agreement with Energizer for cash proceeds of $1,956.2 million, resulting in a pre-tax gain on sale of $989.8 million, including the settlement of customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications under the acquisition agreement and an estimated contingent purchase price adjustment for the settlement of the planned divestiture of the Varta® consumer batteries business by Energizer. The results of operations and gain on sale for disposal of the GBL business are recognized as a component of discontinued operations.

The GBL acquisition agreement provides for a purchase price adjustment that is contingent upon the completion of the divestiture of the Varta® consumer battery, chargers, portable power and portable lighting business in the EMEA region by Energizer, including manufacturing and distribution facilities in Germany. The purchase price adjustment includes a potential downward adjustment equal to 75% of the difference between the divestiture sale price and the target sale price of $600 million, not to exceed $200 million, or a potential upward adjustment equal to 25% of the excess purchase price. On May 29, 2019, Energizer entered into an agreement to sell the Varta® consumer batteries business and, in accordance with the terms and conditions of the GBL acquisition agreement, the Company will be expected to contribute $200.0 million to Energizer in connection with the sale of the Varta® consumer batteries business and has recognized $200.0 million in Indemnification Payable to Energizer on the Company’s Consolidated Statement of Financial Position.

The Company and Energizer have agreed to indemnify each other for losses arising from certain breaches of the GBL acquisition agreement and for certain other matters. The Company has agreed to indemnify Energizer for certain liabilities relating to the assets retained by the Company, and Energizer has agreed to indemnify the Company for certain liabilities assumed by Energizer, in each case as described in the acquisition agreement. As of September 30, 2019, the Company has recognized $48.0 million related to indemnifications in accordance with the acquisition agreement, including $34.3 million within Indemnification Payable to Energizer on the Company’s Consolidated Statement of Financial Position primarily attributable to current income tax indemnifications and $13.7 million within Other Long-Term Liabilities on the Company’s Consolidated Statement of Financial Position primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits.

The Company and Energizer entered into related agreements that became effective upon the consummation of the acquisition including a customary transition services agreement (“TSA”) and reverse TSA. The TSA and reverse TSA are recognized as a component of continuing operations for periods following the completion of the GBL sale. See Note 17 – Related Party Transactions for additional discussion.

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

The following table summarizes the components of income from discontinued operations before income taxes associated with the GBL divestiture in the accompanying Consolidated Statements of Operations for the years ended September 30, 2019, 2018 and 2017 with the close of the GBL divestiture on January 2, 2019.

(in millions)	2019	2018	2017
Net sales	$249.0	$870.5	$865.6
Cost of goods sold	164.6	553.2	539.3
Gross profit	84.4	317.3	326.3
Operating expenses	57.0	241.0	193.6
Operating income	27.4	76.3	132.7
Interest expense	23.3	53.5	48.3
Other non-operating expense (income), net	0.5	1.0	(0.1)
Gain on sale	(989.8)	—	—
Reclassification of accumulated other comprehensive income	18.5	—	—
Income from discontinued operations before income taxes	$974.9	$21.8	$84.5

Beginning in January 2018, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with GBL therefore no depreciation and amortization was recognized during the year ended September 30, 2019. For the years ended September 30, 2018 and 2017, depreciation and amortization expense of $8.3 million and $30.9 million, respectively, was recognized. Interest expense consists of interest from debt directly held by subsidiaries of the business held for sale, including interest from capital leases, and interest on Term Loans required to be paid down using proceeds received on disposal on sale of a business. The Company paid down the Term Loans after the completion of the GBL divestiture. See Note 12 – Debt for further discussion. No impairment loss was recognized as the proceeds from the disposal of the business were more than the carrying value. During the year ended September 30, 2019, the Company recognized adjustments to gain on sale for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreement for the period following the completion of the sale on January 2, 2019.

During the year ended September 30, 2019, the Company incurred transaction costs of $12.9 million associated with the divestiture, which were recognized as a component of income from discontinued operations. During the year ended September 30, 2018, the Company incurred transaction costs of $60.7 million. Transaction costs were expensed as incurred and include fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transaction. After the completion of the divestiture, the Company incurred incremental costs to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction which have been recognized as Transaction Related Charges as part of continuing operations on the Company’s Consolidated Statement of Income. See Note 2 – Significant Accounting Policies and Practices for further detail.

GAC

On January 28, 2019, the Company completed the sale of its GAC business pursuant to the GAC acquisition agreement with Energizer for $938.7 million in cash proceeds and $242.1 million in stock consideration of common stock of Energizer, resulting in the write-down of net assets held for sale of $111.0 million during the year ended September 30, 2019, including the estimated settlement of customary purchase price adjustments for working capital and assumed indebtedness, and recognition of tax and legal indemnifications in accordance with the GAC acquisition agreement. The results of operations and write-down of net assets held for sale for the disposal of the GAC business were recognized as a component of discontinued operations.

The Company and Energizer have agreed to indemnify each other for losses arising from certain breaches of the GAC acquisition agreement and for certain other matters. The Company has agreed to indemnify Energizer for certain liabilities relating to the assets retained by the Company, and Energizer has agreed to indemnify the Company for certain liabilities assumed by Energizer, in each case as described in the acquisition agreement. As of September 30, 2019, the Company has recognized $1.4 million related to indemnifications in accordance with the acquisition agreement within Other Long-Term Liabilities on the Company’s Consolidated Statement of Financial Position primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DIVESTITURES (continued)

As of September 30, 2019, the Company has recognized an estimated net settlement receivable of $3.9 million in Non-Trade Receivables on the Company’s Consolidated Financial Statements associated with GAC acquisition agreement, including the subsequent settlement of customary purchase price adjustments for working capital and assumed indebtedness, tax and legal indemnifications, and other agreed-upon funding in accordance with the agreement.

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

The following table summarizes the components of income from discontinued operations before income taxes associated with the GAC divestiture in the accompanying Consolidated Statements of Operations for the three years ended September 30, 2019, 2018, and 2017, with the close of the GAC divestiture on January 28, 2019:

(in millions)	2019	2018	2017
Net sales	$87.7	$465.6	$446.9
Cost of goods sold	52.5	284.9	233.7
Gross profit	35.2	180.7	213.2
Operating expenses	35.7	117.8	117.2
Operating (loss) income	(0.5)	62.9	96.0
Interest expense	0.7	2.1	1.4
Other non-operating expense, net	0.2	0.2	0.1
Write-down of assets of business held for sale to fair value less cost to sell	111.0	92.5	—
Reclassification of accumulated other comprehensive income	3.3	—	—
(Loss) Income from discontinued operations before income taxes	$(115.7)	$(31.9)	$94.5

Beginning in November 2018, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with GAC, resulting in $1.4 million of depreciation and amortization recognized during the year ended September 30, 2019. During the years ended September 30, 2018 and 2017, the Company recognized depreciation and amortization of $16.3 million and $21.1 million, respectively. Interest expense consists of interest from debt directly held by subsidiaries of the business held for sale, including interest from capital leases. During the year ended September 30, 2019, the Company recognized a $111.0 million write-down on net assets held for sale associated with the GAC divestiture attributable to the expected fair value to be realized from the sale, net of transaction costs. The impairment was primarily driven by the change in value of stock consideration to be received as a component of the purchase price from Energizer.

During the year ended September 30, 2019, the Company incurred transaction costs of $8.8 million associated with the divestiture which have been recognized as a component of income from discontinued operations on the Consolidated Statements of Income. No transaction costs associated with the divestiture were incurred during the year ended September 30, 2018. Transaction costs are expensed as incurred and include fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transactions. After the completion of the divestiture, the Company incurred incremental costs to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction which have been recognized as Transaction Related Charges as part of continuing operations on the Company’s Consolidated Statement of Income. See Note 2 – Significant Accounting Policies and Practices for further detail.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DIVESTITURES (continued)

HRG - Insurance Operations

On November 30, 2017, Fidelity & Guaranty Life (“FGL”), a former majority owned subsidiary of HRG, completed its merger (the “FGL Merger”) with CF Corporation and its related entities (collectively, the “CF Entities”) in accordance with its previously disclosed Agreement and Plan of Merger (the “FGL Merger Agreement”), pursuant to which, except for certain shares specified in the FGL Merger Agreement, each issued and outstanding share of common stock of FGL was automatically canceled and converted into the right to receive $31.10 in cash, without interest. The total consideration received by HRG Group Inc. as a result of the completion of the FGL Merger was $1,488.3 million. In addition, pursuant to a share purchase agreement, as of November 30, 2017, Front Street Re (Delaware) Ltd. sold to the CF Entities all of the issued and outstanding shares of Front Street for $65 million, which was subject to reduction for customary transaction expenses. In addition, $6.5 million of the purchase price was deposited in escrow for a period of 15 months to support any indemnification claims that might be made (if any) by the CF entities. The operations of FGL were classified as held for sale in the accompanying Consolidated Statement of Financial Position at September 30, 2017 and as discontinued operations through November 30, 2017 in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

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

The following table summarizes the components of Income from Discontinued Operations – HRG Insurance Operations, in the accompanying Consolidated Statements of Income for the years ending September 30, 2018 and 2017:

(in millions)	2018	2017
Revenues
Insurance premiums	$6.8	$43.9
Net investment income	181.9	1,050.7
Net investment gains	154.8	377.4
Other	35.1	169.5
Total revenues	378.6	1,641.5
Operating costs and expenses
Benefits and other changes in policy reserves	241.3	925.9
Selling, acquisition, operating and general expenses	52.8	148.2
Amortization of intangibles	35.8	197.5
Total operating costs and expenses	329.9	1,271.6
Operating income	48.7	369.9
Interest expense and other	4.0	24.4
Write-down of assets of business held for sale to fair value less cost to sell	(14.2)	(58.4)
Reclassification of accumulated other comprehensive income	445.9	—
Income from discontinued operations before income taxes	$476.4	$287.1

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

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- ACQUISITIONS

Spectrum Merger

Effective July 13, 2018, the Company completed the planned Spectrum Merger. Prior to the Spectrum Merger, the Company was a holding company, doing business as HRG and conducting its operations principally through its majority owned subsidiaries. In accordance with the Agreement and Plan of Merger (the “Merger Agreement”), HRG, through, HRG SPV Sub I, Inc., a Delaware corporation and direct wholly owned subsidiary of HRG (“Merger Sub”), merged with and into Spectrum Legacy, with Spectrum Legacy continuing as a wholly owned subsidiary of HRG. The certificate of incorporation of HRG was amended and restated, pursuant to which, among other things, the corporate name of HRG was changed to “Spectrum Brands Holdings, Inc.”, the Board of Directors of Spectrum Legacy were designated as the Board of Directors of the Company with an individual designated by Jefferies Financial Group (“Jefferies”, formerly Leucadia National Corporation) and the officers of Spectrum Legacy became officers of SBH. Further, HRG subsequently began operating under the name of Spectrum Brands Holdings, Inc. and the NYSE ticker symbol of HRG Common Stock changed to “SPB”.

Immediately prior to the close of the Spectrum Merger, each issued and outstanding share of HRG common stock was, by means of a reverse stock split, combined into a fraction of a share of HRG Common Stock equal to (i) the number of shares of common stock, par value $0.01 per share, of Spectrum Legacy common stock held by HRG and its subsidiaries, adjusted for HRG’s net indebtedness as of closing, certain transaction expenses of HRG that are unpaid as of closing and a $200.0 million upward adjustment, divided by (ii) as of immediately prior to the reverse stock split, the number of outstanding shares of HRG common stock on a fully-diluted basis. Each share of Spectrum Legacy common stock issued and outstanding (other than shares held in treasury of Spectrum Legacy or held by HRG) were converted into the right to receive one share of newly issued HRG common stock and exchanged for HRG common stock. The weighted average shares and earnings per share data on the Consolidated Statements of Income were retrospectively adjusted to reflect the impact of the reverse stock split for all periods presented. See Note 21 – Earnings Per Share - SBH for further detail on the conversion rate and reverse stock split.

Each restricted stock award, restricted stock unit and performance stock unit granted under an equity plan of Spectrum Legacy, whether vested or unvested, were assumed by SBH and automatically converted into a corresponding equity-based award in SBH with the right to hold or acquire shares of common stock equal to the number of shares of Spectrum Legacy common stock previously underlying such award. Each new award is subject to the same terms and conditions as the corresponding Spectrum Legacy award. SBH assumed all rights and obligations in respect of each equity-based plan of Spectrum Legacy. The modification of the Spectrum Legacy awards to account for the exchange did not result in incremental expense and the recognized shared based compensation expense associated with the awards are based upon the fair value at the original grant date. See Note 18 – Share Based Compensation for further discussion over share based awards.

Prior to the close, each stock option, warrant and restricted stock award granted under an equity-based plan of HRG outstanding and unvested immediately prior to the closing became fully vested and each stock option and warrant became exercisable. Each exercisable award that is unexercised shall be adjusted (including to give effect to the reverse stock split) and shall remain outstanding, subject to the same terms and conditions as applied to the corresponding award. Immediately prior to the reverse stock split, each HRG restricted stock award became fully vested and treated as a share of HRG common stock for purposes of the reverse stock split and the Merger. As a result, there are no unvested HRG equity based awards outstanding and all previously unrecognized stock compensation was recognized effective the date of close. See Note 18 – Share Based Compensation for further discussion over HRG share based awards.

The Spectrum Merger was accounted for as an acquisition of a non-controlling interest. Prior to completion of the Spectrum Merger, the Company recognized non-controlling interest and income attributable to non-controlling interest in the Consolidated Financial Statements of SBH for the minority ownership of Spectrum Legacy. Effective July 13, 2018, Spectrum Legacy is a wholly owned subsidiary of SBH and all recognized non-controlled interest associated with Spectrum Legacy is part of SBH’s shareholder’s equity and income after completion of the Spectrum Merger was fully recognized as income attributable to controlling interest of SBH. As previously discussed, the presentation of the Company’s consolidated financial statements and certain notes to the consolidated financial statements have been updated to reflect the presentation of Spectrum Legacy’s historical financial statements.

During the years ended September 30, 2018 and 2017, the Company incurred costs of $45.9 million and $7.6 million associated with the Spectrum Merger and recognized as General and Administrative Expenses on the Consolidated Statements of Income of SBH.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RESTRUCTURING AND RELATED CHARGES

Global Productivity Improvement Plan – During the year ended September 30, 2019, the Company initiated a company-wide, multi-year program, which consists of various restructuring related initiatives to redirect resources and spending to drive growth, identify cost savings and pricing opportunities through standardization and optimization, develop organizational and operating optimization, and reduce overall operational complexity across the Company. Since the announcement of the project and completion of the Company’s divestitures in GBL and GAC during the year ended September 30, 2019, the project focus includes the transitioning of the Company’s continuing operations in a post-divestiture environment and separation with Energizer TSAs and reverse TSAs. Refer to Note 3 – Divestitures and Note 17 – Related Party Transactions for further discussion of continuing involvement with Energizer.  The initiative includes review of global processes, opportunity spending and organization design and structures; headcount reductions and transfers; and rightsizing the Company’s shared operations and commercial business strategy in certain regions and local jurisdictions; among others. Total cumulative costs incurred associated with the project were $60.9 million as of September 30, 2019, with approximately $88.9 million forecasted in the foreseeable future.

HHI Distribution Center Consolidation – During the year ended September 30, 2017, the Company implemented an initiative within the HHI segment to consolidate certain operations and reduce operating costs. The initiative included headcount reductions and the exit of certain facilities, including such incremental costs to consolidate or close facilities, relocate employees, cost to retrain employees to use newly deployed assets or systems, lease termination costs, and redundant or incremental transitional operating costs and customer fines and penalties incurred during transition, among others. Total cumulative costs associated with this initiative was $81.7 million. The project was completed as of December 30, 2018.

GPC Rightsizing Initiative – During the year ending September 30, 2017, the Company implemented a rightsizing initiative within the GPC segment to streamline certain operations and reduce operating costs. The initiative includes headcount reductions and the rightsizing of certain facilities. Total costs associated with this initiative of $20.3 million have been incurred and completed as of September 30, 2018.

Other Restructuring Activities – The Company may enter into small, less significant initiatives and restructuring related activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial and occur over a shorter time period (generally less than 12 months).

The following summarizes restructuring and related charges for the years ended September 30, 2019, 2018, and 2017:

(in millions)	2019	2018	2017
Global productivity improvement plan	$60.9	$—	$—
HHI distribution center consolidation	2.3	52.0	27.4
GPC rightsizing initiative	—	12.1	8.2
Other restructuring activities	2.5	11.5	1.9
Total restructuring and related charges	$65.7	$75.6	$37.5
Reported as:
Cost of goods sold	$2.8	$3.6	$0.5
Operating expense	62.9	72.0	37.0

The following summarizes restructuring and related charges for the years ended September 30, 2019, 2018, and 2017, and cumulative costs of restructuring initiatives as of September 30, 2019, by cost type. Termination costs consist of involuntary employee termination benefits and severance pursuant to a one-time benefit arrangement recognized as part of a restructuring initiative. Other costs consist of non-termination type costs related to restructuring initiatives such as incremental costs to consolidate or close facilities, relocate employees, cost to retrain employees to use newly deployed assets or systems, lease termination costs, and redundant or incremental transitional operating costs and customer fines and penalties during transition, among others:

	Termination	Other
(in millions)	Benefits	Costs	Total
For the year ended September 30, 2019	$9.8	$55.9	$65.7
For the year ended September 30, 2018	7.8	67.8	75.6
For the year ended September 30, 2017	8.0	29.5	37.5
Cumulative costs through September 30, 2019	9.7	51.2	60.9
Future costs to be incurred	12.9	76.0	88.9

The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type, for the years ended September 30, 2019, 2018, and 2017:

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2017	$6.6	$9.1	$15.7
Provisions	4.9	4.2	9.1
Cash expenditures	(8.4)	(8.6)	(17.0)
Accrual balance at September 30, 2018	$3.1	$4.7	$7.8
Provisions	7.9	26.7	34.6
Cash expenditures	(3.8)	(3.3)	(7.1)
Non-cash items	(0.6)	(1.1)	(1.7)
Accrual balance at September 30, 2019	$6.6	$27.0	$33.6

The following summarizes restructuring and related charges by segment for the years ended September 30, 2019, 2018, and 2017, cumulative costs of restructuring initiatives as of September 30, 2019 and future expected costs to be incurred by segment:

(in millions)	HHI	HPC	GPC	H&G	Corporate	Total
For the year ended September 30, 2019	$4.7	$8.1	$7.6	$1.8	$43.5	$65.7
For the year ended September 30, 2018	52.8	0.7	13.2	0.8	8.1	75.6
For the year ended September 30, 2017	26.6	—	9.1	—	1.8	37.5
Cumulative costs through September 30, 2019	1.0	8.1	7.6	1.7	42.5	60.9
Future costs to be incurred	1.6	4.7	16.8	0.2	65.6	88.9

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – REVENUE RECOGNITION

The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the year ended September 30, 2019, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	September 30, 2019
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$1,282.5	$428.6	$586.1	$502.0	$2,799.2
EMEA	0.8	429.3	222.6	—	652.7
LATAM	47.1	139.5	13.4	4.4	204.4
APAC	24.0	61.0	36.6	—	121.6
Licensing	1.3	9.7	6.8	1.7	19.5
Other	—	—	4.7	—	4.7
Total Revenue	$1,355.7	$1,068.1	$870.2	$508.1	$3,802.1

On October 1, 2018, the Company adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of October 1, 2018. Results for reporting periods beginning after October 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of Topic 606 does not have a material impact to its period revenue or net income on an ongoing basis. Refer to Note 2 – Significant Accounting Policies and Practices for further discussion of the adoption of Topic 606.

In the normal course of business, the Company may allow customers to return product or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to receive. For the anticipated value of the returns, the adoption of Topic 606 resulted in the recognition of a return asset included in the Prepaid Expenses and Other Current Assets and the returns liability recognized in Other Current Liabilities. Prior to the adoption of Topic 606, the reserve for product returns was recognized net of anticipated value of returned product as a reduction to Trade Receivable, Net on the Company’s Consolidated Statement of Financial Position. The following is a rollforward of the allowance for product returns for the years ended September 30, 2019, 2018 and 2017:

	Beginning	Charged to		Other	Ending
(in millions)	Balance	Profit & Loss	Deductions	Adjustments	Balance
September 30, 2019	$20.9	$33.4	$(34.4)	$(0.7)	$19.2
September 30, 2018	20.3	30.3	(31.8)	2.1	20.9
September 30, 2017	21.9	22.9	(25.5)	1.0	20.3

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial assets and liabilities are defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Fair value measurements are classified using a fair value hierarchy that is based upon the observability of inputs used in measuring fair value. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed assumptions about hypothetical transactions in the absence of market data. Fair value measurements are classified under the following hierarchy:

•Level 1 - Unadjusted quoted prices for identical instruments in active markets.

•Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•Level 3 - Significant inputs to the valuation model are unobservable.

The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s derivatives are valued on a recurring basis using internal models, which are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities, which are generally based on quoted or observed market prices (Level 2). The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instrument assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance which is calculated based on the probability of default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying values and estimated fair values for financial instruments as of September 30, 2019 and 2018 are as follows:

	September 30, 2019					September 30, 2018
					Carrying					Carrying
(in millions)	Level 1	Level 2	Level 3	Fair Value	Amount	Level 1	Level 2	Level 3	Fair Value	Amount
Investments	$230.8	$—	$—	$230.8	$230.8	$—	$—	$—	$—	$—
Derivative Assets	—	9.5	—	9.5	9.5	—	8.9	—	8.9	8.9
Derivative Liabilities	—	2.3	—	2.3	2.3	—	0.8	—	0.8	0.8
Debt - SBH	—	2,468.8	—	2,468.8	2,351.3	—	4,806.9	—	4,806.9	4,651.2
Debt - SB/RH	—	2,391.8	—	2,391.8	2,276.0	—	4,330.9	—	4,330.9	4,233.3

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Investments consist of our investment in Energizer common stock and is valued at quoted market prices for identical instruments in an active market. As part of consideration received for the GAC divestiture, the Company received 5.3 million shares of Energizer common stock, valued at $242.1 million on January 28, 2019, the effective close date of the GAC divestiture. During the year ended September 30, 2019, the Company recognized $12.1 million of unrealized loss on investment in Energizer common stock and $4.8 million of dividend income, which were recognized as Other Non-Operating (Income) Expense, Net on the Consolidated Statements of Income.

The carrying values of goodwill, intangible assets and other long-lived assets are tested annually or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). See Note 14 – Derivatives for additional detail. The fair value measurements of the Company’s debt represent non-active market exchange-traded securities which are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2). See Note 12 – Debt for additional detail. The carrying values of cash and cash equivalents, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities.

NOTE 8 – RECEIVABLES

The allowance for uncollectible receivables as of September 30, 2019 and 2018 was $4.9 million and $4.0 million, respectively. The following is a rollforward of the allowance for doubtful accounts for the years ended September 30, 2019, 2018 and 2017:

	Beginning	Charged to		Other	Ending
(in millions)	Balance	Profit & Loss	Deductions	Adjustments	Balance
September 30, 2019	$4.0	$2.7	$(2.2)	$0.4	$4.9
September 30, 2018	6.1	2.9	(3.5)	(1.5)	4.0
September 30, 2017	5.7	(0.4)	(0.1)	0.9	6.1

The Company has a broad range of customers including many large retail outlet chains, three of which exceed 10% of consolidated Net Sales and/or Trade Receivables. These three customers represented 34.4%, 31.3% and 34.7% of the Company’s Net Sales during years ended September 30, 2019, 2018 and 2017, respectively; and represented 29.9% and 37.2% of the Company’s Trade Receivables as of September 30, 2019 and 2018, respectively.

We have entered into various factoring agreements and early pay programs with our customers to sell our trade receivables under non-recourse agreements in exchange for cash proceeds. A loss on sale is recognized for any discount and factoring fees associated with the transfer. We utilize factoring arrangements as an integral part of our financing for working capital. These transactions are treated as a sale and are accounted for as a reduction in trade receivables because the agreements transfer effective control over and risk related to the receivables to buyers. In some instances, we may continue to service the transferred receivable after the factoring has occurred, but in most cases we do not service any factored accounts. Any servicing of the trade receivable does not constitute significant continuing involvement or preclude the recognition of a sale. We do not carry any material servicing assets or liabilities. Cash proceeds from these arrangements are reflected as operating activities. The aggregate gross amount factored under these facilities was $1,649.3 million, $1,675.3 million and $1,627.8 million for the years ended September 30, 2019, 2018 and 2017, respectively. The cost of factoring such trade receivables was $9.4 million, $9.4 million and $7.7 million for the years ended September 30, 2019, 2018 and 2017 and reflected in the Consolidated Statements of Income as General and Administrative Expense.

NOTE 9 - INVENTORY

Inventories as of September 30, 2019 and 2018 consist of the following:

(in millions)	2019	2018
Raw materials	$66.2	$70.3
Work-in-process	46.4	35.3
Finished goods	435.8	478.0
	$548.4	$583.6

NOTE 10 - Property, Plant and Equipment

Property, plant and equipment as of September 30, 2019 and 2018 consist of the following:

(in millions)	2019	2018
Land, buildings and improvements	$161.4	$161.2
Machinery, equipment and other	523.6	489.3
Capital leases	197.2	199.6
Construction in progress	31.7	32.3
Property, plant and equipment	$913.9	$882.4
Accumulated depreciation	(461.0)	(382.4)
Property, plant and equipment, net	$452.9	$500.0

Depreciation expense from property, plant and equipment for the years ended September 30, 2019, 2018 and 2017 was $97.4 million, $72.3 million, and $74.6 million, respectively. During the first quarter of the year ended September 30, 2019 the Company recognized incremental depreciation of $13.5 million attributable to depreciation on property plant and equipment of assets of HPC that were previously held for sale. See Note 20 – Segment Information for further discussion of the change in plan to sell the HPC division.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - GOODWILL AND INTANGIBLE ASSETS

Goodwill, by segment, consists of the following:

(in millions)	HHI	GPC	H&G	HPC	Total
As of September 30, 2017	$708.7	437.1	196.5	119.5	1,461.8
Foreign currency impact	(4.4)	(1.2)	—	(1.5)	(7.1)
As of September 30, 2018	$704.3	$435.9	$196.5	$118.0	$1,454.7
Foreign currency impact	(2.2)	(5.5)	—	(2.0)	(9.7)
Impairment	—	—	—	(116.0)	(116.0)
Deferred tax impact	—	—	(0.9)	—	(0.9)
As of September 30, 2019	$702.1	$430.4	$195.6	$—	$1,328.1

As a result of the Company’s divestiture of the GBL division and decision to retain the HPC division, the Company reconsidered the manner in which management views its business activities and reportable segments; which also changed the reporting units that the Company utilizes to recognize goodwill. The Company had historically recognized goodwill at its Global Batteries and Appliance (GBA) reporting unit and separate operating segment. With the separation of the GBL and HPC components, goodwill previously recognized as part of the GBA reporting unit was allocated to HPC and the GBL discontinued operations, based upon relative fair value, during the first quarter of the year ended September 30, 2019, when the decision was made to retain the HPC division and separate HPC assets from the GBL assets. No goodwill impairment was recognized in connection with the GBL divestiture and change to the plan of sale of the HPC division. However, as a result of HPC being held for sale for majority of the prior year and subsequent separation of the business from the GBA reporting unit following the GBL divestiture, as well as competitive pressure and reduced margin realization and decline in operating results during the year, the Company realized a goodwill impairment loss on the HPC segment and reporting unit during the fourth quarter of $116.0 million, which results in a full write‐off of HPC goodwill.

The fair values of the HHI, GPC, and H&G reporting units exceeded their carrying values by 33%, 4%, and 56%, respectively, and we did not recognize an impairment for the respective units. Although none of these reporting units failed annual impairment test, in management’s opinion, the goodwill of GPC reporting unit is at risk of impairment in the near term if operating performance does not continue to improve in line with management’s expectation, or a negative change in the long-term outlook for the business or in other change in factors and assumptions such as the discount rate.

The carrying value of indefinite life intangibles and definite lived intangible assets subject to amortization and accumulated amortization are as follows:

	2019			2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable Intangible Assets
Customer relationships	$694.9	$(329.7)	$365.2	$701.3	$(275.3)	$426.0
Technology assets	179.4	(90.9)	88.5	181.5	(78.2)	103.3
Tradenames	160.4	(118.1)	42.3	153.2	(105.1)	48.1
Total Amortizable Intangible Assets	1,034.7	(538.7)	496.0	1,036.0	(458.6)	577.4
Indefinite-lived Intangible Assets - Tradenames	1,011.1	—	1,011.1	1,064.4	—	1,064.4
Total Intangible Assets	$2,045.8	$(538.7)	$1,507.1	$2,100.4	$(458.6)	$1,641.8

During the year ended September 30, 2019, the Company recognized $18.8 million and $16.6 million impairment on indefinite life intangible assets due to the reduction in value on certain tradenames associated with the with the HPC and GPC segments, respectively, primarily due to reduced sales volume and response to changes in management’s strategy. With the recognition of the impairment, the respective intangible assets were adjusted to their determined fair value, leaving no excess fair value as of the measurement date and risk of further impairment. As of September 30, 2019, there are approximately $240.4 million of intangible assets the could be deemed at risk of future impairment due to the limited excess fair value. During the year ended September 30, 2018 the Company recognized $20.3 million impairment on certain tradenames associated with the GPC segment driven by lost sales volumes attributable to safety recall and increased market competition. During the year ended September 30, 2017, the Company recognized $16.3 million of impairment on indefinite life intangible assets, primarily in response to changes in management’s strategy.

Amortization expense from intangible assets for the years ended September 30, 2019, 2018 and 2017 was $83.4 million, $53.0 million and $72.1 million, respectively. During the year ended September 30, 2019, there was incremental amortization expense of $15.5 million recognized attributable to amortization expense on intangible assets of HPC that were previously held for sale. Refer Note 20 - Segment Information for further discussion.

Excluding the impact of any future acquisitions or changes in foreign currency, the Company anticipates the annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2020	$80.1
2021	64.1
2022	55.2
2023	44.8
2024	44.7

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - DEBT

Debt for SBH and SB/RH as of September 30, 2019 and 2018 consists of the following:

	SBH				SB/RH
	2019		2018		2019		2018
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Spectrum Brands Inc.
Term Loan, variable rate, due June 23, 2022	$—	—%	$1,231.7	4.4%	$—	—%	$1,231.7	4.4%
CAD Term Loan, variable rate, due June 23, 2022	—	—%	32.8	5.5%	—	—%	32.8	5.5%
Revolver Facility, variable rate, expiring March 6, 2022	—	—%	—	—%	—	—%	—	—%
6.625% Notes, due November 15, 2022	117.4	6.6%	570.0	6.6%	117.4	6.6%	570.0	6.6%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	250.0	6.1%	250.0	6.1%
5.00% Notes, due October 1, 2029	300.0	5.0%	—	—%	300.0	5.0%	—	—%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%
4.00% Notes, due October 1, 2026	465.0	4.0%	494.7	4.0%	465.0	4.0%	494.7	4.0%
Other notes and obligations	9.5	10.4%	7.3	9.5%	9.5	10.4%	7.3	9.5%
Intercompany note with parent	—	—%	—	—%	—	—%	520.0	4.3%
Obligations under capital leases	165.6	5.6%	175.1	5.5%	165.6	5.6%	175.1	5.5%
Total Spectrum Brands, Inc. debt	2,307.5		3,761.6		2,307.5		4,281.6
Spectrum Brands Holdings, Inc.
HRG - 7.75% Senior Unsecured Notes, due January 15, 2022	—	—%	890.0	7.8%	—	—%	—	—%
Salus - unaffiliated long-term debt of consolidated VIE	77.0	—%	77.0	—%	—	—%	—	—%
Total SBH debt	2,384.5		4,728.6		2,307.5		4,281.6
Unamortized discount on debt	(0.2)		(19.8)		—		(2.8)
Debt issuance costs	(33.0)		(57.6)		(31.5)		(45.5)
Less current portion	(136.9)		(26.9)		(136.9)		(546.9)
Long-term debt, net of current portion	$2,214.4		$4,624.3		$2,139.1		$3,686.4

The Company’s aggregate scheduled maturities of debt and capital lease obligations are as follows:

	SBH			SB/RH
(in millions)	Capital Lease Obligations	Debt	Total	Capital Lease Obligations	Debt	Total
2020	$17.5	$126.9	$144.4	$17.5	$126.9	$144.4
2021	19.7	77.0	96.7	19.7	—	19.7
2022	16.5	—	16.5	16.5	—	16.5
2023	15.5	—	15.5	15.5	—	15.5
2024	15.4	250.0	265.4	15.4	250.0	265.4
Thereafter	179.9	1,765.0	1,944.9	179.9	1,765.0	1,944.9
Total	264.5	2,218.9	2,483.4	264.5	2,141.9	2,406.4
Interest	(98.9)	—	(98.9)	(98.9)	—	(98.9)
Long-term debt	$165.6	$2,218.9	$2,384.5	$165.6	$2,141.9	$2,307.5

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

On October 6, 2016, the Company entered into the first amendment to the Senior Credit Agreement under its Term Loans and Revolver Facility (the “Credit Agreement”) reducing the interest rate margins applicable to the USD Term Loans to either adjusted LIBOR (International Exchange London Interbank Offered Rate), subject to a 0.75% floor plus margin of 2.50% per annum, or base rate with a 1.75% floor plus margin of 1.50% per annum. The Company recognized $1.0 million of costs in connection with amending the Credit Agreement that has been recognized as interest expense.

On March 6, 2017, the Company entered into a second amendment to the Credit Agreement expanding the overall capacity of the Revolver Facility to $700 million, reducing the interest rate margin to either adjusted LIBOR plus margin ranging from 1.75% to 2.25%, or base rate plus margin ranging from 0.75% to 1.25%, reducing the commitment fee to 35bps, and extending the maturity to March 6, 2022. The Company recognized $2.6 million of costs in connection with amending the cash revolver that has been deferred as debt issuance costs.

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

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – DEBT (continued)

On March 28, 2018, the Company entered into a fifth amendment to the Credit Agreement, expanding the overall capacity of the Revolver Facility to $800 million.

On October 31, 2018, the Company paid the $32.6 million CAD Term Loan in full. On January 4, 2019, the Company paid $1,231.7 million USD Term Loan in full using proceeds received from the divestiture of GBL, recognizing a loss on extinguishment of the debt of $9.0 million within interest expense attributable to a non-cash charge from the write-off of deferred financing costs and original issue discount associated with the debt.

As of September 30, 2019, the Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.25% per annum, or base rate plus margin ranging from 0.75% to 1.25% per annum.

The Credit Agreement, solely with respect to the Revolver Facility, contains a financial covenant test on the last day of each fiscal quarter on the maximum total leverage ratio. This is calculated as the ratio of (i) the principal amount of third party debt for borrowed money (including unreimbursed letter of credit drawings), capital leases and purchase money debt, at period-end, less cash and cash equivalents, to (ii) adjusted EBITDA for the trailing twelve months. The maximum total leverage ratio should be no greater than 6.0 to 1.0. As of September 30, 2019, we were in compliance with all covenants under the Credit Agreement.

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

As a result of borrowings and payments under the Revolver Facility, at September 30, 2019, the Company had borrowing availability of $779.0 million, net outstanding letters of credit of $19.5 million and $1.5 million allocated to a foreign subsidiary.

Spectrum 5.00% Notes

On September 24, 2019, SBI issued $300.0 million aggregate principal amount of 5.00% Senior Notes due October 1, 2029. The 5.00% Notes are guaranteed by SB/RH as well as by SBI’s existing and future domestic subsidiaries.

On or after October 1, 2024, SBI may redeem some or all of the Notes at certain fixed redemption prices. In addition, prior to October 1, 2024, SBI may redeem the Notes at a redemption price equal to 100% of the principal amount plus a “make-whole” premium. SBI may redeem up to 35% of the Notes, including additional notes, with an amount of cash equal to the net proceeds of equity offerings at specified redemption prices. Further, the indenture governing the 5.00% Notes (the “2029 Indenture”) requires SBI to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of SBI, as defined in the 2029 Indenture.

The 2029 Indenture contains covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2029 Indenture proves for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2029 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 5.00% Notes. If any other event of default under the 2029 Indenture occurs and is continuing, the trustee for the 2029 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 5.00% Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2019, we were in compliance with all covenants under the indentures governing the 5.00% Notes.

The Company recorded $4.1 million of fees in connection with the offering of the 5.00% Notes, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 5.00% Notes.

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

In addition, the 2026 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2026 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 4.00% Notes. If any other event of default under the 2026 Indenture occurs and is continuing, the trustee for the 2026 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 4.00% Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2019, we were in compliance with all covenants under the indentures governing the 4.00% Notes.

The Company recorded $7.7 million of fees in connection with the offering of the 4.00% Notes, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 4.00% Notes.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – DEBT (continued)

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

In addition, the 2025 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2025 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 5.75% Notes. If any other event of default under the 2025 Indenture occurs and is continuing, the trustee for the 2025 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 5.75% Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2019, we were in compliance with all covenants under the indentures governing the 5.75% Notes.

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

In addition, the 2024 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2024 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 6.125% Notes. If any other event of default under the 2024 Indenture occurs and is continuing, the trustee for the 2024 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 6.125% Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2019, we were in compliance with all covenants under the indentures governing the 6.125% Notes.

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

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – DEBT (continued)

On March 21, 2019, the Company completed the prepayment of $285.0 million of the $570.0 million aggregate principal amount of its 6.625% Notes, plus accrued and unpaid interest, using proceeds received from the GAC divestiture, recognizing a loss on extinguishment of the debt of $9.6 million attributable to a $6.3 million premium on repayment of the debt and a non-cash charge of $3.3 million attributable to the write-off of deferred financing costs associated with the debt.

On September 24, 2019, the Company repurchased a total of $167.6 million aggregate principal amount or approximately 58.8% of the outstanding aggregate principal amount of the 6.625% Notes in a cash tender offer. In connection with the tender, the Company recognized a loss on extinguishment of debt of $4.6 million attributable to a $2.9 million premium on repayment of the debt and a non-cash charge of $1.7 million attributable to the write-off of deferred financing costs associated with the debt. On September 24, 2019, we amended the 6.625% Notes indenture to eliminate substantially all of the restrictive covenants and certain events of default. Subsequent to September 30, 2019 there was a redemption of $1.0 million as part of the original tender offer. On October 8, 2019, the Company issued a notice to redeem the remaining $116.5 million outstanding with an expected redemption date of November 15, 2019.

HRG 7.75% Notes

As of September 30, 2018, the Company had an outstanding balance of $890.0 million of 7.75% senior notes due 2022 (the “7.75% Notes”). On January 30, 2019, the Company repaid its 7.75% Senior Unsecured Notes from HRG Group in full using proceeds received from the GBL and GAC divestitures, recognizing a loss on extinguishment of the debt of $41.2 million within interest expense attributable to a $17.2 million premium on repayment of the debt and a non-cash charge of $24.0 million attributable to the write-off of deferred financing costs and original issue discount associated with the debt.

Salus

In February 2013, September 2013 and February 2015, Salus completed a collateralized loan obligation (“CLO”) securitization of up to $578.5 million notional aggregate principal amount. At September 30, 2019 and 2018, the outstanding notional aggregate principal amount of $77.0 million, was taken up by unaffiliated entities, including HRG’s former subsidiary, FGL, and consisted entirely of subordinated debt in both periods. As of September 30, 2017, there was $48.1 million taken up by FGL and included in Assets of Businesses Held for Sale in the accompanying Consolidated Statement of Financial Position. The CLO subordinated debt is non-recourse to the Company. The obligations of the securitization are secured by the assets of the variable interest entity, primarily asset-based loan receivables and carry residual interest subject to maintenance of certain covenants. As of September 30, 2019, the CLO’s assets consisted of $0.4 million of cash that is being held back to cover wind-down and legal expenses. The subordinated tranches carry residual interest subject to maintenance of certain covenants. Due to losses incurred in the CLO, the CLO did not accrue interest on the subordinated debt as of September 30, 2019 and 2018.

NOTE 13 - LEASES

The Company has leases primarily pertaining to land, buildings and equipment that expire at various times through February 2047. The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the leases. Future minimum rental commitments under non-cancelable operating leases are as follows:

(in millions)	Amount
2020	$25.0
2021	23.2
2022	20.6
2023	17.8
2024	10.8
Thereafter	37.5
Total minimum lease payments	$134.9

Rent expense was $28.7 million, $33.0 million and $34.8 million for the years ended September 30, 2019, 2018 and 2017, respectively.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - DERIVATIVES

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

Cash Flow Hedges

Interest Rate Swaps. The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated Other Comprehensive Income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest from the underlying debt to which the swap is designated. Any ineffective portion of the unrealized gains or losses is immediately recorded into earnings. As of September 30, 2018, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fixed the interest on floating rate debt related to the 2022 Term Loan, exclusive of lender spreads, at 1.76% for a notional principal amount of $300.0 million through May 8, 2020. On January 4, 2019, the underlying debt and related hedge were settled. As a result, the Company recognized a gain of $3.6 million during the year ended September 30, 2019, recognized as a component of discontinued operations as interest expense from the Term Loans allocated to discontinued operations per Note 3 – Divestitures. As of September 30, 2019, there are no outstanding interest rate swaps hedges.

	2019		2018
(in millions)	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$—	—	$300.0	1.6

Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials using commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2019, the Company had a series of brass swap contracts outstanding through February 28, 2021. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $0.2 million, net of tax. The Company had the following commodity swap contracts outstanding as of September 30, 2019 and 2018:

	2019		2018
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Brass swap contracts	0.9 Tons	$4.4	1.0 Tons	$5.6

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pound Sterling, Canadian Dollars, Australian Dollars, and Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Consolidated Statements of Income. At September 30, 2019, the Company had a series of foreign exchange derivative contracts outstanding through March 31, 2021. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $5.7 million, net of tax. At September 30, 2019 and 2018, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $235.6 million and $261.6 million, respectively.

Net Investment Hedge

On September 20, 2016, SBI issued €425 million aggregate principle amount of 4.00% Notes. See Note 12 - Debt for further detail. The 4.00% Notes are denominated in Euros and have been designated as a net investment hedge of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized as AOCI with any ineffective portion recognized as foreign currency translation gains or losses on the statement of income when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of September 30, 2019, the hedge was fully effective and no ineffective portion was recognized in earnings.

Derivative Contracts Not Designated As Hedges for Accounting Purposes

Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for, among others, U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars, Russian Ruble, Philippine Peso, or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2019, the Company had a series of forward exchange contracts outstanding through October 25, 2019. At September 30, 2019 and 2018, the Company had $837.5 million and $105.2 million, respectively, of notional value for such foreign exchange derivative contracts outstanding.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - DERIVATIVES (continued)

Fair Value of Derivative Instruments

The fair value of the Company’s outstanding derivative instruments in the Consolidated Statements of Financial Position are as follows:

(in millions)	Line Item	2019	2018
Derivative Assets
Interest rate swaps - designated as hedge	Other receivables	$—	$1.8
Interest rate swaps - designated as hedge	Deferred charges and other	—	1.0
Foreign exchange contracts - designated as hedge	Other receivables	7.8	5.5
Foreign exchange contracts - designated as hedge	Deferred charges and other	0.5	0.2
Foreign exchange contracts - not designated as hedge	Other receivables	1.2	0.4
Total Derivative Assets		$9.5	$8.9
Derivative Liabilities
Commodity swaps - designated as hedge	Accounts payable	$0.2	$0.4
Interest rate swaps - designated as hedge	Accrued interest	—	(0.3)
Foreign exchange contracts - designated as hedge	Accounts payable	0.2	0.3
Foreign exchange contracts - designated as hedge	Other long term liabilities	—	0.2
Foreign exchange contracts - not designated as hedge	Accounts payable	1.9	0.2
Total Derivative Liabilities		$2.3	$0.8

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant for the years ended September 30, 2019 and 2018.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of September 30, 2019, and 2018, there was no cash collateral outstanding. In addition, as of September 30, 2019 and 2018, the Company had no posted standby letters of credit related to such liability positions.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - DERIVATIVES (continued)

The following table summarizes the impact of the effective and ineffective portions of designated hedges and the gain (loss) recognized in the Consolidated Statement of Income for the years ended September 30, 2019, 2018 and 2017:

	Effective Portion
For the year ended				Reclassified to	Ineffective portion
September 30, 2019	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$(0.6)	Interest expense	$—	$2.2	Interest expense	$—	$1.7
Commodity swaps	(1.1)	Cost of goods sold	(0.4)	(4.4)	Cost of goods sold	—	—
Net investment hedge	29.8	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	(0.4)	Net sales	(0.2)	—	Net sales	—	—
Foreign exchange contracts	14.7	Cost of goods sold	11.7	0.5	Cost of goods sold	—	—
Total	$42.4		$11.1	$(1.7)		$—	$1.7

	Effective Portion
For the year ended				Reclassified to	Ineffective portion
September 30, 2018	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$4.0	Interest expense	$—	$1.1	Interest expense	$—	$1.2
Commodity swaps	(4.5)	Cost of goods sold	0.7	2.4	Cost of goods sold	—	—
Net investment hedge	6.2	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	(0.1)	Net sales	0.1	—	Net sales	—	—
Foreign exchange contracts	10.8	Cost of goods sold	(9.3)	(1.9)	Cost of goods sold	—	—
Total	$16.4		$(8.5)	$1.6		$—	$1.2

	Effective Portion
For the year ended				Reclassified to	Ineffective portion
September 30, 2017	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$(0.7)	Interest expense	$(1.3)	$—	Interest expense	$—	$—
Commodity swaps	6.2	Cost of goods sold	0.7	4.7	Cost of goods sold	—	—
Net investment hedge	(24.0)	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	0.4	Net sales	(0.1)	—	Net sales	—	—
Foreign exchange contracts	(13.5)	Cost of goods sold	6.4	0.4	Cost of goods sold	—	—
Total	$(31.6)		$5.7	$5.1		$—	$—

The following table summarizes the gain (loss) associated with derivative contracts not designated as hedges in the Consolidated Statements of Income for the years ended September 30, 2019, 2018 and 2017.

(in millions)	Line Item	2019	2018	2017
Foreign exchange contracts	Other non-operating expense (income)	$47.3	$(2.3)	$0.8

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

The Company has various defined benefit pension plans covering some of its employees. Plans generally provide benefits of stated amounts for each year of service. The Company funds its pension plans in accordance with the requirements of the defined benefit pension plans and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries. The Company sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans, which are not significant in the aggregate. The following tables provide additional information on the pension plans as of September 30, 2019 and 2018:

	U.S. Plans		Non U.S. Plans
(in millions)	2019	2018	2019	2018
Changes in benefit obligation:
Benefit obligation, beginning of year	$70.5	$75.3	$148.9	$149.8
Service cost	0.4	0.4	1.9	2.0
Interest cost	2.8	2.7	3.4	3.6
Actuarial loss (gain)	10.3	(4.2)	27.5	1.5
Plan Amendments	—	—	0.2	—
Benefits paid	(3.8)	(3.7)	(5.9)	(5.3)
Foreign currency exchange rate changes	—	—	(8.2)	(2.7)
Benefit obligation, end of year	80.2	70.5	167.8	148.9
Changes in plan assets:
Fair value of plan assets, beginning of year	69.3	68.9	115.8	115.9
Actual return on plan assets	2.7	3.7	13.5	1.9
Employer contributions	0.4	0.4	3.1	5.6
Benefits paid	(3.8)	(3.7)	(5.9)	(5.3)
Foreign currency exchange rate changes	—	—	(6.5)	(2.3)
Fair value of plan assets, end of year	68.6	69.3	120.0	115.8
Funded Status	$(11.6)	$(1.2)	$(47.8)	$(33.1)
Amounts recognized in statement of financial position
Deferred charges and other	$—	$0.1	$3.0	$3.2
Other accrued expenses	0.3	0.4	0.5	0.4
Other long-term liabilities	11.3	0.9	50.3	35.9
Accumulated other comprehensive loss	19.3	7.5	49.9	35.8
Weighted average assumptions
Discount rate	3.04%	4.10%	0.75 - 7.70%	1.00 - 8.30%
Rate of compensation increase	N/A	N/A	2.25 - 6.00%	2.25 - 7.00%

The net loss in Accumulated Other Comprehensive Loss expected to be recognized in continuing operations during the year ended September 30, 2020 is $4.3 million.

The following table contains the components of net periodic benefit cost from defined benefit plans for the years ended September 30, 2019, 2018 and 2017:

	U.S. Plans			Non U.S. Plans
(in millions)	2019	2018	2017	2019	2018	2017
Service cost	$0.4	$0.4	$0.4	$1.9	$2.0	$2.5
Interest cost	2.8	2.7	2.7	3.4	3.6	3.3
Expected return on assets	(4.4)	(4.5)	(4.4)	(3.9)	(4.2)	(4.1)
Settlements and curtailments	—	—	—	0.3	0.1	0.3
Recognized net actuarial loss	0.2	1.1	1.6	1.8	1.4	2.7
Net periodic benefit cost	$(1.0)	$(0.3)	$0.3	$3.5	$2.9	$4.7
Weighted average assumptions
Discount rate	4.10%	3.70%	3.50%	1.00 - 8.30%	1.13 - 7.50%	1.00 - 8.68%
Expected return on plan assets	6.50%	7.00%	7.00%	1.00 - 4.01%	1.13 - 4.13%	1.00 - 3.70%
Rate of compensation increase	N/A	N/A	N/A	2.25 - 7.00%	1.37 - 7.00%	2.25 - 7.00%

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

The Company established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset/liability studies. The investment policies permit variances from the targets within certain parameters. The plan assets currently do not include holdings of the Company’s common stock.

Below is a summary allocation of defined benefit plan assets as of September 30, 2019 and 2018:

	U.S. Plans		Non U.S. Plans
Asset Type	2019	2018	2019	2018
Equity Securities	62%	63%	—%	—%
Fixed Income Securities	35%	33%	20%	19%
Other	3%	4%	80%	81%
Total	100%	100%	100%	100%

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - EMPLOYEE BENEFIT PLANS (continued)

The fair value of defined benefit plan assets by asset category as of September 30, 2019 and 2018 are as follows:

	September 30, 2019				September 30, 2018
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash & cash equivalents	$8.3	$—	$—	$8.3	$8.4	$—	$—	$8.4
Equity	16.8	13.1	—	29.9	20.5	5.1	—	25.6
Fixed income securities	21.6	—	—	21.6	21.0	—	—	21.0
Foreign equity	11.4	—	—	11.4	17.4	—	—	17.4
Foreign fixed income securities	2.1	23.6	—	25.7	2.1	21.9	—	24.0
Life insurance contracts	—	37.4	—	37.4	—	38.7	—	38.7
Other	2.2	52.1	—	54.3	2.5	47.5	—	50.0
Total plan assets	$62.4	$126.2	$—	$188.6	$71.9	$113.2	$—	$185.1

The following benefit payments are expected to be paid:

(in millions)	Amount
2020	$8.4
2021	8.6
2022	8.3
2023	8.7
2024	9.3
2025-2029	52.7

HRG Defined Benefit Plans

HRG had a noncontributory defined benefit pension plan (the “HRG Pension Plan”) covering certain of its former U.S. employees, which has been frozen and all existing participants are fully vested in their benefits. On November 15, 2017, HRG’s Board of Directors approved the termination of the HRG Pension Plan. The HRG Pension Plan’s termination date was February 15, 2018. The Company has purchased annuity contracts and settled all outstanding obligations with the HRG Pension Plan. As of September 30, 2019, and 2018, there is no outstanding projected benefit obligation for the HRG Pension Plan.

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

Defined Contribution Plans

The Company sponsored defined contribution plans in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations, pursuant to Section 401(k) of the Internal Revenue Code. The Company made discretionary matching contributions of eligible compensation. The Company also sponsors defined contribution plans for eligible employees of certain foreign subsidiaries. Contributions are discretionary and evaluated annually. Aggregate contributions charged to operations, including discretionary amounts, for the years ended September 30, 2019, 2018 and 2017 were $11.7 million, $10.7 million, and $10.7 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - INCOME TAXES

Income tax expense was calculated based upon the following components of income (loss) from operations before income taxes for the years ended September 30, 2019, 2018 and 2017:

	SBH			SB/RH
(in millions)	2019	2018	2017	2019	2018	2017
United States	$(267.3)	$(140.4)	$(150.7)	$(202.7)	$25.4	$50.7
Outside the United States	73.5	104.7	122.8	73.5	104.7	122.9
Income from operations before income taxes	$(193.8)	$(35.7)	$(27.9)	$(129.2)	$130.1	$173.6

The components of income tax expense for the years ended September 30, 2019, 2018 and 2017 are as follows:

	SBH			SB/RH
(in millions)	2019	2018	2017	2019	2018	2017
Current tax expense:
U.S. Federal	$(47.6)	$58.1	$6.9	$(47.6)	$58.4	$4.2
Foreign	44.3	34.7	13.2	44.3	34.7	13.2
State and local	2.7	1.0	0.6	2.7	1.0	0.6
Total current tax expense	(0.6)	93.8	20.7	(0.6)	94.1	18.0
Deferred tax (benefit) expense:
U.S. Federal	9.9	(539.7)	(18.0)	24.3	(170.0)	(12.2)
Foreign	(4.9)	3.1	(10.1)	(4.9)	3.0	(10.1)
State and local	(11.5)	(19.9)	(4.4)	(8.1)	(3.9)	(4.3)
Total deferred tax expense	(6.5)	(556.5)	(32.5)	11.3	(170.9)	(26.6)
Income tax expense	$(7.1)	$(462.7)	$(11.8)	$10.7	$(76.8)	$(8.6)

The following reconciles the total income tax expense, based on the U.S. Federal statutory income tax rate of 21% for the year ended September 30, 2019, 24.5% for the year ended September 30, 2018, and 35% for the year ended September 30, 2017, with the Company’s recognized income tax expense:

	SBH			SB/RH
(in millions)	2019	2018	2017	2019	2018	2017
U.S. Statutory federal income tax expense	$(40.7)	$(8.8)	$(9.7)	$(27.1)	$31.9	$60.8
Permanent items	3.7	7.6	4.8	3.8	(3.5)	0.8
Goodwill impairment	12.2	—	—	12.2	—	—
Foreign statutory rate vs. U.S. statutory rate	(10.3)	3.0	(32.8)	(10.3)	3.0	(32.8)
State income taxes, net of federal effect	(14.2)	(2.9)	1.2	(11.1)	(1.9)	1.3
Illinois state rate change	—	—	(3.4)	—	—	(3.4)
Tax reform act - U.S. rate change	—	(166.7)	—	—	(181.7)	—
Global intangible low tax income inclusion	8.6	—	—	8.6	—	—
Foreign dividend received deduction tax law change	95.9	—	—	95.9	—	—
Tax reform act - mandatory repatriation	(48.0)	73.1	—	(48.0)	73.1	—
Residual tax on foreign earnings	1.5	5.9	(36.1)	1.5	5.9	(36.1)
Change in valuation allowance	(29.9)	(365.6)	77.1	(29.9)	(0.3)	18.1
Unrecognized tax expense (benefit)	6.2	(0.1)	3.9	6.2	(0.1)	3.9
Share based compensation adjustments	4.6	(5.5)	(4.9)	4.6	(0.5)	(0.4)
Research and development tax credits	(4.4)	(1.9)	(9.3)	(4.4)	(1.9)	(9.3)
UK Tax refund	—	—	(1.5)	—	—	(1.5)
Outside basis difference	—	—	(0.8)	—	—	(5.4)
Return to provision adjustments and other, net	7.7	(0.8)	(0.3)	8.7	(0.8)	(4.6)
Income tax expense	$(7.1)	$(462.7)	$(11.8)	$10.7	$(76.8)	$(8.6)

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - INCOME TAXES (continued)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of September 30, 2019 and 2018 are as follows:

	SBH		SB/RH
(in millions)	2019	2018	2019	2018
Deferred tax assets
Employee benefits	$37.6	$24.8	$36.0	$23.1
Restructuring	0.9	0.5	0.9	0.5
Inventories and receivables	16.8	25.0	16.8	25.0
Marketing and promotional accruals	10.6	9.9	10.6	9.9
Property, plant and equipment	5.9	32.1	5.9	31.2
Unrealized losses	12.8	7.1	12.8	7.1
Intangibles	19.0	14.3	19.0	14.3
Investment in subsidiaries	0.3	16.9	0.3	0.3
Net operating loss and credit carry forwards	530.6	790.8	229.8	281.8
Other	32.7	30.2	31.9	44.5
Total deferred tax assets	667.2	951.6	364.0	437.7
Deferred tax liabilities
Property, plant and equipment	11.1	51.4	11.1	51.4
Unrealized gains	9.0	7.3	9.0	7.3
Intangibles	311.8	416.4	311.8	416.4
Investment in partnership	37.6	52.0	55.0	52.0
Taxes on unremitted foreign earnings	5.0	6.2	5.0	6.2
Other	10.9	7.6	10.8	7.6
Total deferred tax liabilities	385.4	540.9	402.7	540.9
Net deferred tax liabilities	281.8	410.7	(38.7)	(103.2)
Valuation allowance	(307.0)	(282.6)	(202.8)	(178.4)
Net deferred tax liabilities, net valuation allowance	$(25.2)	$128.1	$(241.5)	$(281.6)
Reported as:
Deferred charges and other	$30.7	$163.1	$30.7	$5.4
Deferred taxes (noncurrent liability)	55.9	35.0	272.2	287.0

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries and imposing a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Tax Reform Act reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

On June 14, 2019, the U.S. Department of the Treasury and the Internal Revenue Service issued Regulations (“Regulations”) related to the foreign dividends received deduction and global intangible low taxed income (“GILTI”). The Regulations contained language that modified certain provisions of the Tax Reform Act and previously issued guidance. The Regulations are retroactive to January 1, 2018 and caused certain distributions made by the Company’s non-U.S. subsidiaries during Fiscal 2018 to be taxable as Subpart F income on its Fiscal 2018 federal income tax return. The impacts of the Regulations were recorded in the year ended September 30, 2019. The Company used an additional $454.6 million in net operating losses and recognized $95.9 million in federal and state tax expense due to the impact on prior distributions among subsidiaries. The Company also recognized a $48.0 million tax benefit from recalculating its liability for one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits after application of the Regulations and the final calculations for its Fiscal 2018 federal income tax returns, including the ability for the Company to offset the liability in part by foreign tax credits. The Company also recorded $70.7 million of foreign tax credits, but concluded it is more likely than not these credits will expire unused and therefore recorded a $70.7 million valuation allowance against the deferred tax assets.

The Company’s $25.1 million mandatory repatriation tax is payable over 8 years. The first payment was due January 2019. As of September 30, 2019, $22.9 million of the mandatory repatriation liability is still outstanding and $2.0 million is due and payable in the next 12 months but will be offset by previous payments and credits.

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

In response to the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year measurement period in a manner similar to accounting for business combinations. The measurement period ended December 30, 2018 and the Company did not recognize changes in the current year to the provisional tax impacts prior to the closing of the measurement period. Portions of the Tax Reform Act are unclear or have not yet been clarified and interpretations and regulations continue to be issued, some of which are also subject to legal challenges. The issuance of new regulations or the invalidation of existing regulations could have a material impact on what the Company has recorded to date.

During the year ended September 30, 2019, the Company recorded an increase of $12.2 million to tax expense from impairment of $116 million of book goodwill. A portion of the impairment resulted in a tax benefit since the goodwill had previously been amortized for income tax purposes and the Company therefore reversed a deferred tax liability.

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

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - INCOME TAXES (continued)

As of September 30, 2019, and 2018, the Company provided $5.0 and $6.1 million, respectively, of residual foreign taxes on undistributed foreign earnings.

During the year ended September 30, 2017, the Company concluded that sufficient evidence existed that substantially all of its non-U.S. subsidiaries had invested or would invest their respective undistributed earnings indefinitely or that the earnings would be remitted in a tax-free manner. As a result, the Company recognized approximately $30.3 million in tax benefit for reducing the deferred tax liability on those earnings that had been established in prior years. The Company provided residual tax expense of $2.3 million on earnings deemed to be repatriated under U.S. tax law for the year ended September 30, 2017. The tax benefit was recognized as an addition to net operating loss and credit carryforwards deferred tax assets.

As a result of the Regulations issued in June 2019 and the deemed mandatory repatriation, the Company does not have significant prior year untaxed, undistributed earnings from its foreign operations at September 30, 2019. $500.6 million of the Company’s undistributed earnings were taxed in the U.S. as a result of the mandatory deemed repatriation that was part of the Tax Reform Act, and the remaining earnings were taxed as a result of the Regulations. The Company does not expect to generate untaxed, undistributed foreign earnings for the year ended September 30, 2019 due to GILTI inclusions under the Tax Reform Act. The Company recorded GILTI inclusions for the tax year ended September 30, 2019 of $40.8 million.

As of September 30, 2019, the Company has U.S. federal net operating loss carryforwards (“NOLs”) of $1,491.1 million with a federal tax benefit of $313.1 million and tax benefits related to state NOLs of $85.8 million. These NOLs expire through years ending in 2038. As of September 30, 2019, the Company has foreign NOLs of $119.4 million and tax benefits of $29.1 million, which will expire beginning in the Company's fiscal year ending September 30, 2020. Certain of the foreign NOLs have indefinite carryforward periods.

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.

The Company has had multiple changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, that subject the Company’s U.S. federal and state NOLs and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change and the effects of subsequent ownership changes (as defined for tax purposes), if any. Due to these limitations, the Company estimates, as of September 30, 2019, that $660.5 million of the total U.S. federal NOLs with a federal tax benefit of $138.7 million and $16.7 million of the tax benefit related to state NOLs will expire unused even if the Company generates sufficient income to otherwise use all of its NOLs. The Company also projects, as of September 30, 2019, that $31.1 million of tax benefits related to foreign NOLs will not be used. The Company has provided a full valuation allowance against these deferred tax assets.

The income recognized as a result of the Regulations, the U.S. gain on the sale of the battery business, and the U.S. operating results for the year ended September 30, 2019 have increased the likelihood that the Company can use federal net operating losses subject to certain limits; therefore, the Company released the $36.7 million of valuation allowance on these losses in Fiscal 2019.

As a result of the Spectrum Merger in fiscal year 2018, the Company and Spectrum Legacy joined in the filing of a U.S. consolidated tax return starting July 13, 2018. The form of the Spectrum Merger allows for the Company’s capital and net operating loss carryforwards to be able to be used to offset future income and the U.S. tax gain on the sale of the GBL business to Energizer. As a result, during the year ended September 30, 2018, the Company released $365.3 million of valuation allowance on its U.S. federal net deferred tax assets since it is now more likely than not that the assets will be realized. The Company also recorded $12.3 million of state tax benefit related to net operating loss and credit carryforwards as a result of the Spectrum Merger since it is more likely than not that those carryforwards will generate tax benefits after the Spectrum Merger.

The Company also released $4.9 million of valuation allowance against its U.S. federal and state capital losses as a result of the announced sale of the GBL business to Energizer during the year ended September 30, 2018.

The Company recorded tax expense of $14.7 million related to additional valuation allowance on state NOLs during the year ended September 30, 2017.

As of September 30, 2019, the valuation allowance is $307.0 million, of which $273.5 million is related to U.S. net deferred tax assets and $33.5 million is related to foreign net deferred tax assets. As of September 30, 2018, the valuation allowance was $282.6 million, of which $247.3 million was related to U.S. net deferred tax assets and $35.3 million is related to foreign net deferred tax assets. As of September 30, 2017, the valuation allowance was $888.3 million, of which $862.2 million is related to U.S. net deferred tax assets and $26.1 million is related to foreign net deferred tax assets. During the year ended September 30, 2019, the Company increased its valuation allowance for deferred tax assets by $24.4 million of which $26.2 million is related to an increase in valuation allowance against U.S. net deferred tax assets and $1.8 million related to a decrease in the valuation allowance against foreign net deferred tax assets. During the year ended September 30, 2018, the Company decreased its valuation allowance for deferred tax assets by $605.7 million, of which $614.9 million is related to a decrease in valuation allowance against U.S. net deferred tax assets and $9.2 million related to an increase in the valuation allowance against foreign net deferred tax assets.

As of September 30, 2019, the Company has recorded $59.5 million of valuation allowance against its U.S. state net operating losses.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - INCOME TAXES (continued)

The total amount of unrecognized tax benefits at September 30, 2019 and 2018 are $20.9 million and $15.0 million, respectively. If recognized in the future, $20.9 million of the unrecognized tax benefits as of September 30, 2019 will impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2019, and 2018 the Company had $2.7 million and $2.8 million, respectively, of accrued interest and penalties related to uncertain tax positions. The impact on income tax expense related to interest and penalties for the years ended September 30, 2019, 2018 and 2017 was a net decrease of $0.1 million, a net increase of $0.3 million and a net increase of $0.5 million, respectively. The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended September 30, 2019, 2018 and 2017:

(in millions)	2019	2018	2017
Unrecognized tax benefits, beginning of year	$15.0	$15.6	$11.8
Gross increase – tax positions in prior period	5.3	0.9	3.3
Gross decrease – tax positions in prior period	(0.4)	(3.5)	(0.1)
Gross increase – tax positions in current period	3.5	2.5	0.9
Settlements	(1.1)	(0.3)	—
Lapse of statutes of limitations	(1.4)	(0.2)	(0.3)
Unrecognized tax benefits, end of year	$20.9	$15.0	$15.6

During the tax year ended September 30, 2018, the Company reduced unrecognized tax benefits recorded against its deferred tax assets by $1.9 million for the change in the U.S. tax rate from 35% to 21%.

The September 30, 2019 Consolidated Statement of Financial Position for SB/RH Holdings, LLC contains $211.1 million of income taxes payable to its parent company, calculated as if SB/RH Holdings, LLC were a separate taxpayer.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2015 are closed. However, the federal NOLs from the Company’s fiscal years ended September 30, 2007 through September 30, 2013 are subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforwards are utilized and those years are closed for audit. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen. As of September 30, 2019, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next twelve months some portion of previously unrecognized tax benefits could be recognized.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - RELATED PARTIES

Energizer Holdings, Inc.

Effective the close of the GBL and GAC divestitures, the Company and Energizer entered into a series of transition services agreements (“TSAs”) and reverse TSAs that support various shared back office administrative functions including finance, sales and marketing, information technology, human resources, real estate and supply chain, customer service and procurement; to support both the transferred GBL operations and the continuing operations of the Company, respectively, within the various regions in which they operate. Charges associated with TSAs and reverse TSAs are recognized as bundled service costs under a fixed fee structure by the respective service or function and geographic location and one-time pass-through charges, including warehousing, freight, among others, to and from Energizer that settle on a net basis between the two parties. The TSAs and reverse TSAs were further expanded to incorporate the activity and operations attributable to the close of the GAC divestiture. Charges to Energizer for TSA services are recognized as a reduction of the respective operating costs incurred by the Company and recognized as a component of operating expense or cost of goods sold depending upon the functions being supported by the Company. Charges from Energizer for reverse TSA services are recognized as operating expenses or cost of goods sold depending upon the functions being supported by Energizer. The TSAs and reverse TSAs have an overall expected time period of 12 months following the close of the transaction with some variability in expiration dependent upon the completed transition of the respective service or function and its geographic location and provide up to 12 additional months for a total duration of up to 24 months. During the year ended September 30, 2019, the Company recognized net income associated with TSAs and reverse TSAs of $5.2 million, consisting of TSA charges of $19.1 million and reverse TSA costs of $13.9 million. In addition to the TSAs and reverse TSAs, both the Company and Energizer will receive cash and/or make payments on behalf of the respective counterparty’s operations as part of the shared administrative functions, resulting in cash flow being commingled with the operating cash flow of the Company. The Company recognizes a net payable or receivable with Energizer for any outstanding TSA and reverse TSA related services and net working capital attributable to commingled cash flow. As of September 30, 2019, the Company has a net receivable of $12.8 million attributable to TSA and reverse TSA services, net working capital settlements and other pass-through costs included in Non-Trade Receivables on the Company’s Statement of Financial Position.

Effective the close of the GAC divestiture, the Company’s H&G segment will continue to manufacture certain GAC related products at its facilities and sell the products to Energizer as a third-party supplier on an ongoing basis, at inventory cost plus contracted markup, as agreed upon in the supply agreement. The supply agreement has a contracted term of 24 months and may be subject to early termination by either party at any time with written notice. Material and inventory on hand to support the supply agreement is recognized as inventory of the Company. During the year ended September 30, 2019, the Company recognized $12.5 million of revenue attributable to the Energizer supply agreement as a component of H&G revenue after completion of the GAC divestiture. As of September 30, 2019, the Company had an outstanding receivable of $4.9 million from Energizer in Trade Receivables, Net on the Company’s Statement of Financial Position associated with the H&G supply agreement.

As a condition to the consummation of the GAC acquisition and receipt of 5.3 million shares of Energizer common stock as consideration, the Company entered into a shareholder agreement with Energizer (the “Energizer Shareholder Agreement”) which contains a 24-month standstill provision that prohibits the Company from engaging in certain transactions involving Energizer to control or influence management, board of directors or policies of Energizer. Additionally, for a period of 18 months following the closing of the GAC acquisition, the Company is required to vote in favor of Energizer’s board of director nominees and in accordance with the Energizer board’s recommendations on all other matters at any meeting of Energizer’s shareholders. Additionally, pursuant to the Energizer Shareholder Agreement, the Company has agreed not to transfer any of its Shares or other equity securities in Energizer, or engage in certain hedging transactions from the closing of the GAC acquisition until the day that is twelve months after the GAC closing date and, following such period, subject to certain limitations, not to transfer any such Energizer shares or other equity securities to any person or entity who would thereafter beneficially own more than 4.9% of Energizer’s outstanding shares of equity securities after giving effect to such transaction. Following the 18 month anniversary of the closing of the GAC acquisition, Energizer will have the right to repurchase any or all of the shares held by the Company for a purchase price per share equal to the greater of the volume-weighted average sales price per share for the ten consecutive trading days beginning on the 12th trading day immediately preceding notice of the repurchase from Energizer and 100% of the volume-weighted average sale price per share of the common stock for the 10 consecutive trading days immediately preceding the date of the GAC agreement. The Company’s investment in Energizer common stock is recognized at its fair value in Investments on the Company’s Consolidated Statement of Financial Position, with any unrealized gains or losses attributable to changes in the market price and dividend income received from Energizer being recognized as Other Non-Operating Income on the Company’s Consolidated Statements of Income.

Jefferies Financial Group

On October 16, 2017, HRG entered into an engagement letter with Jefferies LLC (“Jefferies”), a wholly owned subsidiary of Jefferies Financial Group, which owned more than 10% of the outstanding common stock of the Company to act as co-advisor to the Company (with the other co-advisors acting as lead financial advisor to HRG) with respect to HRG’s review of strategic alternatives. Under the Jefferies engagement letter, and effective as of the closing date of the Spectrum Merger, Jefferies received a $3.0 million transaction fee, including reimbursement for all reasonable out of pocket expenses incurred by Jefferies in connection therewith. In addition, HRG agreed to indemnify Jefferies for certain liabilities in connection with such engagement. During the year ended September 30, 2016, Jefferies acted as one of the initial purchasers for SBI’s offering of €425 million of its 4.00% Notes due 2026, for which Jefferies received $0.3 million in discounts, commissions and reimbursements of expenses.

Effective on October 11, 2019 (the “Distribution Date”), subsequent to the year ended September 30, 2019, Jefferies distributed 7,514,477 SBH shares through a special pro rata dividend (the “Distribution”) to Jefferies’ stockholders of record as of the close of business on September 30, 2019 (the “Record Date”). Stockholders of Jefferies received approximately 0.025 of a share of the Company’s common stock for each share of Jefferies common stock held as of the Record Date. Based on closing market prices on September 13, 2019, the dividend reflects a distribution of approximately $1.50, or 7.4%, per Jefferies share. Additionally, following the Distribution and pursuant to the Shareholder Agreement by and between Jefferies Financial Group and the Company dated February 24, 2018, Joseph S. Steinberg, resigned from the Company’s Board of Directors.

Other

During the first quarter of the fiscal year ended September 30, 2019, the Company repurchased 158,318 shares of common stock from David Maura, Chairman and Chief Executive Officer of the Company, for $8.0 million at the current market price of the Company’s stock, at an average repurchase price of $50.53 per share.

On September 15, 2019, Mosaic Acquisition Corp. (“Mosaic”), a Special Purposes Acquisition Company where David Maura serves as the Executive Chairman and Chief Executive Officer and President, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Mosaic, Maiden Merger Sub, Inc., a wholly owned subsidiary of Mosaic and Vivint Smart Home, Inc. (“Vivint”), where Vivint would emerge as the surviving company. Effective the close of the proposed merger, David Maura is expected to serve on the Board of Directors and be a shareholder of the emerging Vivint company. The Merger Agreement remains subject to Mosaic and Vivint shareholder approval. Vivint has been, and is currently, a customer of the Company’s HHI segment with sales consisting of $20.9 million, $16.1 million and $20.6 million for the years ended September 30, 2019, 2018 and 2017. All transactions and agreements were executed at arms-length.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SHARE BASED COMPENSATION

HRG stockholders approved the adoption of the HRG Group, Inc. 2011 Omnibus Equity Award Plan (formerly, Harbinger Group, Inc. 2011 Omnibus Equity Award Plan), as amended (the “HRG Equity Plan”), pursuant to which incentive compensation and performance compensation awards may be provided to employees, directors, officers and consultants of HRG or of its subsidiaries or their respective affiliates. The HRG Equity Plan authorizes the issuance of up to 24 million shares of common stock of HRG. In addition, stockholders approved the adoption of the Harbinger Group, Inc. 2014 Warrant Plan (the “HRG Warrant Plan”) pursuant to which the Company awarded, Philip Falcone, its former Chief Executive Officer, warrants representing the right to purchase approximately 3 million shares of common stock, at an exercise price of $13.125 per share. A portion of the warrants, representing 0.6 million shares, vested immediately upon approval of the grant, and the remainder vested in equal installments over four years, with an estimated grant date fair value of $9.6 million. As of September 30, 2019, there were no warrants outstanding and not yet vested.

Prior to the close of the Spectrum Merger, each stock option, warrant and restricted stock award granted under the HRG Equity Plan and HRG Warrant Plan that was outstanding and unvested immediately prior to the closing became fully vested, and each stock option and warrant became exercisable. Each exercisable award that was unexercised was adjusted (including to give effect to the reverse stock split) and remains outstanding, subject to the same terms and conditions as applied in the corresponding award. Each HRG restricted stock award became fully vested and treated as a share of HRG common stock for purpose of the reverse stock split and Spectrum Merger. As of September 30, 2019, there were 1.4 million shares available for issuance under the HRG Equity Plan.

The Spectrum Legacy stockholders approved the adoption of the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan, as amended (the “Spectrum Equity Plan”), pursuant to which incentive compensation and performance compensation awards may be provided to employees, directors, officers and consultants of the Company or of its subsidiaries or their respective affiliates. The Spectrum Equity Plan authorized the issuance of up to 7.1 million shares of common stock of Spectrum, net cancellations, as amended.

Further, effective as of the closing date of the Spectrum Merger, each restricted stock award, restricted stock unit and performance stock unit under the Spectrum Equity Plan, whether vested or unvested, were assumed by SBH and automatically converted into a corresponding equity-based award in SBH with the right to hold or acquire shares of common stock equal to the number of shares of Spectrum Legacy common stock previously underlying such award. Each new award is subject to the same terms and conditions as the corresponding Spectrum Legacy award. SBH will assume all rights and obligation in respect of each equity-based plan of Spectrum Legacy. As of September 30, 2019, there were 0.6 million shares available for issuance under the Spectrum Equity Plan.

During the year ended September 30, 2019, the Company provided to certain employees RSU awards issued under a new Long-Term Incentive Plan (“LTIP”), with a 3-year, cliff vesting schedule and having both performance conditions dependent upon achieving specified financial targets (adjusted EBITDA and adjusted free cash flow) and time-based service conditions (70% performance/30% service). LTIP awards were granted in January upon approval from the Company’s Board of Directors. In addition to the LTIP awards, the Company also provided for bridge awards that are one-time awards to certain employees for transitioning to the new LTIP from previous equity incentive compensation plans. Bridge awards vest annually, on November 21, 2019 and November 21, 2020, and have both performance conditions dependent upon achieving specified financial targets (adjusted EBITDA and adjusted free cash flow) and time-based service conditions (60% performance/40% service). Bridge awards are also payable in either RSUs or cash, or both, based upon an employee election. Bridge awards elected to be payable in RSU are recognized as equity awards and included as a component of share-based compensation expense. The new awards were granted and recognized as compensation expense in the second quarter of the year ended September 30, 2019.

Share based compensation expense is recognized as General and Administrative Expenses on the Consolidated Statements of Income and include costs from the Spectrum Equity Plan and the HRG Equity Plan. The following is a summary of the share based compensation expense for the years ended September 30, 2019, 2018 and 2017:

(in millions)	2019	2018	2017
Spectrum equity plan	$49.2	$10.5	$49.0
HRG Equity Plan	—	1.4	5.2
SBH	$49.2	$11.9	$54.2
SB/RH	$47.6	$8.8	$46.2

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SHARE BASED COMPENSATION (continued)

Spectrum Equity Plans

The Company measures share based compensation expense of its Restricted Stock Units (“RSUs”) based on the fair value of the awards, as determined based on the market price of the Company’s shares of common stock on the grant date and recognized these costs on a straight-line basis over the requisite period of the awards. Certain RSUs are performance-based awards that are dependent upon achieving specified financial metrics over a designated period of time. The following is a summary of the RSU activity for the years ended September 30, 2019, 2018 and 2017:

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
At September 30, 2016	0.6	$94.97	$54.8	0.5	$96.92	$45.3
Granted	0.7	127.00	88.4	0.7	126.85	86.9
Forfeited	—	118.89	(1.4)	—	118.89	(1.4)
Vested	(0.5)	109.03	(54.6)	(0.5)	111.98	(48.4)
At September 30, 2017	0.8	114.67	87.2	0.7	116.32	82.4
Granted	0.4	102.96	45.9	0.4	102.92	44.4
Forfeited	(0.1)	115.08	(8.5)	(0.1)	115.08	(8.5)
Vested	(0.5)	113.07	(55.6)	(0.4)	114.07	(51.1)
At September 30, 2018	0.6	107.71	69.0	0.6	108.75	67.2
Granted	1.5	53.11	81.4	1.5	52.82	79.8
Forfeited	(0.7)	92.76	(63.7)	(0.7)	93.05	(63.5)
Vested	(0.2)	83.47	(19.7)	(0.2)	82.37	(18.5)
At September 30, 2019	1.2	$53.58	$67.0	1.2	$53.22	$65.0

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Units	Fair Value	Date	Units	Fair Value	Date
Time-based grants	0.6	$53.25	$32.2	0.6	$52.50	$30.6
Performance-based grants
Vesting in less than 24 months	0.4	53.08	24.5	0.4	53.08	24.5
Vesting in more than 24 months	0.5	52.98	24.7	0.5	52.98	24.7
Total performance-based grants	0.9	$53.03	$49.2	0.9	$53.03	$49.2
Total grants	1.5	$53.11	$81.4	1.5	$52.82	$79.8

Additionally, the Company regularly issues individual RSU awards under its equity plan to its Board members and individual employees for recognition, incentive, or retention purposes, when needed, which are primarily conditional upon time-based service conditions and included as a component of share-based compensation. In addition to RSUs, the Company also provides a portion of its annual management incentive compensation plans to be paid in common stock, in lieu of cash payment, and is considered a liability plan. Share based compensation expense associated with the annual management incentive compensation plan was $16.9 million, $9.5 million and $13.8 million for the years ended September 30, 2019, 2018 and 2017, respectively. The remaining unrecognized pre-tax compensation cost for SBH and SB/RH at September 30, 2019 is $41.6 million.

HRG Equity Plans

The following is a summary of HRG stock option awards and warrants during the years ended September 30, 2019, 2018, and 2017:

	Stock Options			Warrants
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Grant Date		Exercise	Grant Date
(in millions, except per share data)	Options	Price	Fair Value	Units	Price	Fair Value
As of September 30, 2016	4.2	$9.48	$3.80	1.2	$13.13	$6.44
Granted	0.3	15.39	5.96	—	—
Exercised	(0.5)	11.28	4.48	(0.6)	13.13	(3.22)
As of September 30, 2017	4.0	9.69	3.88	0.6	13.13	3.22
Granted	—	—	—	—	—	—
Exercised	(2.5)	8.38	(3.33)	(0.6)	13.13	(3.22)
As of July 13, 2018	1.5	11.80	4.78	—	$—	$—
Vested and exercisable at September 30, 2019	0.2	$73.51	$4.79

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SHARE BASED COMPENSATION (continued)

The fair value of stock option awards and warrants are determined using the Black-Scholes option pricing model. The following assumptions were used in the determination of these grant date fair values for options awarded using the Black-Scholes option pricing model:

2017
Risk-free interest rate	1.80% to 2.25%
Assumed dividend yield	- %
Expected option term	5.0 to 6.5 years
Volatility	35.1% to 37.5%

During the year ended September 30, 2018, HRG stock option awards with a fair value 0.8 million vested. The intrinsic value of HRG share options exercised during the year ended September 30, 2018 was $21.5 million which HRG received $19.9 million in cash settlement. As of September 30, 2019, there are 0.2 million vested and exercisable HRG options outstanding with a weighted average exercise price of $73.51, as converted due to the reverse stock split to facilitate the Spectrum Merger.

HRG measures shared based compensation expense of its restricted stock awards based on the fair value of the awards, as determined based on the market price of the HRG shares of common stock on the grant date and recognizes these costs on a straight-line basis over the requisite period of the awards. The following is a summary of HRG restricted stock awards during the years ended September 30, 2018 and 2017:

	Restricted Stock Awards			Restricted Stock Units
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Units	Fair Value	Date	Units	Fair Value	Date
As of September 30, 2016	2.0	$12.74	$25.2	0.1	$12.33	$0.5
Granted	0.1	15.71	0.3	—	—	—
Exercised	(2.0)	12.73	(23.6)	(0.1)	12.33	(0.5)
As of September 30, 2017	0.1	13.36	1.9	—	—	—
Granted	0.1	16.85	0.4	—	—	—
Exercised	(0.2)	(13.85)	(2.3)	—	—	—
Outstanding, vested and exercisable at July 13, 2018	—	$—	$—	—	$—	$—

There is no remaining unrecognized pre-tax compensation cost associated with HRG share-based awards as of September 30, 2019.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. Based on information currently available, the Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

Environmental. The Company has provided for the estimated costs of $12.2 million and $4.0 million, as of September 30, 2019 and 2018, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites. During the year ended September 30, 2019, the Company recognized an increase in the estimated costs for projected environmental clean up and remediation activity associated with legacy properties and former manufacturing sites assumed by the organization and had previously been disposed of by the Company. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such contingent liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of September 30, 2019, and 2018, the Company recognized $9.2 million and $9.8 million, respectively, in product liability accruals included in Other Current Liabilities on the Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $7.2 million and $7.8 million of warranty accruals as of September 30, 2019 and 2018, respectively, included in Other Current Liabilities on the Consolidated Statement of Financial Statement.

Product Safety Recall. On June 10, 2017, the Company initiated a voluntary safety recall of various rawhide chew products for dogs sold by the Company’s GPC segment due to possible chemical contamination. As a result, the Company recognized a loss related to the recall of $18.9 million and $35.8 million for the year ended September 30, 2018, and 2017 which was comprised of non-cash inventory write-offs at our distribution centers and production facilities of $4.1 million and $15.0 million for the years ended September 30, 2018 and 2017, respectively; reduction in net sales for returned or disposed product held by our customers of $2.0 million and $7.1 million for the years ended September 30, 2018 and 2017, respectively; and incremental costs of disposal, operating costs during temporary shutdown of production facilities and subsequent start-up of production facilities impacted by the recall of $0.7 million, $12.9 million and $13.7 million, respectively for the years ended September 30, 2019, 2018, and 2017, respectively. The Company suspended production at facilities impacted by the product safety recall, completed a comprehensive manufacturing review and subsequently recommenced production during the fourth quarter ended September 30, 2017. The impacted production facilities were subject to incremental costs during start-up requiring alternative treatment on affected product SKUs until appropriate regulatory approvals were received. The amounts for customer losses reflect the cost of the affected products returned to or replaced by the Company and the expected cost to reimburse customers for costs incurred by them related to the recall. The incremental costs incurred directly by the company do not include lost earnings associated with interruption of production at the Company’s facilities, or the costs to put into place corrective and preventative actions at those facilities. As of September 30, 2019, the Company had no outstanding accrual associated with expected customer losses and disposal costs. There have been no lawsuits or claims filed against the Company related to the recalled product.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - SEGMENT INFORMATION

The Company identifies its segments based upon the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. As a result of the GBL and GAC divestitures, and changes to the Company’s plan to sell its HPC division, the way management views its business activities and the reportable segments changed. The Company had historically recognized GBL and HPC as components to its Global Batteries and Appliances (GBA) reportable segment. Effective December 29, 2017, the Company approved a plan to sell its GBA segment and classified it as held for sale and excluded it from segment reporting until November 2018, when the decision was made to change its plan to sell HPC and recognize it as a component of continuing operations. See Note 3 – Divestitures for further details on GBL and GAC divestitures. HPC has been recognized as a component of continuing operations and as a separate operating and reportable segment.

The Company manages its continuing operations in four vertically integrated, product-focused reporting segments: (i) HHI, which consists of the Company’s worldwide hardware, security and plumbing business; (ii) GPC, which consists of the Company’s worldwide pet care business; (iii) H&G, which consists of the Company’s home and garden and insect control business and (iv) HPC, which consists of the Company’s worldwide small kitchen and personal care appliances businesses. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president or general manager responsible for the sales and marketing initiatives and financial results for product lines within the segment. Net sales relating to the segments for the years ended September 30, 2019, 2018 and 2017 are as follows:

(in millions)	2019	2018	2017
HHI	$1,355.7	$1,377.7	$1,276.1
HPC	1,068.1	1,110.4	1,132.3
GPC	870.2	820.5	793.2
H&G	508.1	500.1	503.8
Net sales	$3,802.1	$3,808.7	$3,705.4

The Chief Operating Decision Maker uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:

•Stock based and other incentive compensation costs associated with long-term compensation arrangements and other equity compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. During the year ending September 30, 2019, the Company issued certain incentive bridge awards due to changes in the Company’s long-term compensation plans that allow for cash based payment upon employee election which has been included in the adjustment and does not qualify as shared-based compensation. See Note 18 - Share Based Compensation for further discussion;

•Restructuring and related charges, which consist of project costs associated with restructuring initiatives across the segments. See Note 5 - Restructuring and Related Charges for further details;

•Transaction related charges consist of (1) transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business; (2) post-divestiture separation costs consisting of incremental costs incurred by the continuing operations of the Company after completion of the GBL and GAC divestitures to facilitate separation of shared operations, platforms and personnel transferred as part of the divestitures and exiting of TSAs and reverse TSAs with Energizer; (3) divestiture related transaction costs that are recognized in continuing operations due to the change in plan to cease marketing and selling of the HPC business. See Note 2 – Significant Accounting Policies and Practices for further details;

•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);

•Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations after an acquisition (when applicable);

•Unrealized gains and losses attributable to the Company’s investment in Energizer common stock during the year ended September 30, 2019, acquired as part of consideration received from the Company’s sale and divestiture of GAC to Energizer. See Note 3 – Divestitures and Note 7 – Fair Value of Financial Instruments for further discussion;

•Foreign currency gains and losses attributable to multicurrency loans for the year ended September 30, 2019, that were entered into with foreign subsidiaries in exchange for the receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestitures. The Company has entered into various hedging arrangements to mitigate the volatility of foreign exchange risk associated with such loans;

•Incremental reserves associated with environmental remediation activity of legacy properties and former manufacturing sites assumed by the organization which had previously been exited by the Company and realized during the year ended September 30, 2019 and legal settlement costs associated with retained litigation from the Company’s former GAC operations, realized during the year ended September 30, 2019 after completion of the divestiture. See Note 19 – Commitments and Contingencies for further discussion;

•Incremental costs associated with a safety recall in GPC. See Note 19 – Commitments and Contingencies for further discussion;

•Incremental costs directly associated with the Spectrum Merger during the years ended September 30, 2018 and 2017. See Note 4 – Acquisitions for further discussion;

•Non-recurring HRG net operating costs incurred during the years ended September 30, 2018 and 2017, considered to be redundant or duplicative as a result of the Spectrum Merger and not considered a component of the continuing commercial products company post-merger, including compensation and benefits, directors fees, professional fees, insurance, public company costs, amongst others, and including interest and other non-recurring income that was eliminated following the transaction. See Note 4 – Acquisitions for further discussion;

•Legal and litigation costs associated with Salus during the years ended September 30, 2019 and 2018 as it is not considered a component of the continuing commercial products company, but continues to be consolidated by the Company after completion of the Spectrum Merger until the Salus operations can be wholly dissolved and/or deconsolidated; and

•Other adjustments primarily consisting of costs attributable to (1) operating margin on H&G sales to GAC discontinued operations during the years ended September 30, 2019 and 2018, respectively, which continued to operate under a supply agreement following the GAC divestiture during the year ended September 30, 2019; (2) expenses and cost recovery for flood damages incurred at Company facilities in Middleton, Wisconsin during the years ended September 30, 2019 and 2018; (3) incremental costs for separation of key executives incurred during the years ended September 30, 2019 and 2018; and (4) certain fines and penalties for delayed shipments following the completion of a GPC distribution center consolidation in EMEA during the year ended September 30, 2019.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - SEGMENT INFORMATION (continued)

Segment Adjusted EBITDA in relation to the Company’s reportable segments for SBH and SB/RH for the years ended September 30, 2019, 2018 and 2017, is as follows:

SBH (in millions)	2019	2018	2017
HHI	$253.7	$254.7	$254.4
HPC	87.2	119.4	147.8
GPC	142.6	136.7	142.7
H&G	105.5	107.5	133.0
Total Segment Adjusted EBITDA	589.0	618.3	677.9
Corporate	22.0	36.3	39.3
Interest expense	222.1	264.0	310.4
Depreciation and amortization	180.8	125.3	147.3
Share and incentive based compensation	53.7	11.9	54.2
Restructuring and related charges	65.7	75.6	37.5
Transaction related charges	21.8	30.2	17.7
Write-off from impairment of goodwill	116.0	—	—
Write-off from impairment of intangible assets	35.4	20.3	16.3
Unrealized loss on Energizer investment	12.1	—	—
Foreign currency loss on multicurrency divestiture loans	36.2	—	—
Legal and environmental remediation reserves	10.0	—	—
Inventory acquisition step-up	—	0.8	3.3
GPC safety recall	0.7	18.9	35.8
Spectrum merger related transaction charges	—	45.9	7.6
Non-recurring HRG operating costs	—	18.9	32.1
Salus	1.6	1.1	4.0
Other	4.7	4.8	0.3
Loss from operations before income taxes	$(193.8)	$(35.7)	$(27.9)

SB/RH (in millions)	2019	2018	2017
HHI	$253.7	$254.7	$254.4
HPC	87.2	119.4	147.8
GPC	142.6	136.7	142.7
H&G	105.5	107.5	133.0
Total Segment Adjusted EBITDA	589.0	618.3	677.9
Corporate	20.7	35.9	38.6
Interest expense	162.0	167.0	161.8
Depreciation and amortization	180.8	124.6	146.8
Share and incentive based compensation	52.1	8.8	46.2
Restructuring and related charges	65.7	75.6	37.5
Transaction related charges	21.8	30.2	17.7
Write-off from impairment of goodwill	116.0	—	—
Write-off from impairment of intangible assets	35.4	20.3	16.3
Unrealized loss on Energizer investment	12.1	—	—
Foreign currency loss on multicurrency divestiture loans	36.2	—	—
Legal and environmental remediation reserves	10.0	—	—
Inventory acquisition step-up	—	0.8	3.3
GPC safety recall	0.7	18.9	35.8
Other	4.7	6.1	0.3
(Loss) income from operations before income taxes	$(129.2)	$130.1	$173.6

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - SEGMENT INFORMATION (continued)

Other financial information relating to the segments of SBH and SB/RH are as follows for the years ended September 30, 2019, 2018 and 2017 and as of September 30, 2019 and 2018:

	SBH			SB/RH

Depreciation and amortization (in millions)	2019	2018	2017	2019	2018	2017
HHI	$33.5	$40.0	$38.3	$33.5	$40.0	$38.3
GPC	48.8	42.3	43.1	48.8	42.3	43.1
H&G	19.3	18.8	17.6	19.3	18.8	17.6
HPC	64.6	8.8	34.8	64.6	8.8	34.8
Total segments	166.2	109.9	133.8	166.2	109.9	133.8
Corporate and shared operations	14.6	15.4	13.5	14.6	14.7	13.0
Total depreciation and amortization	$180.8	$125.3	$147.3	$180.8	$124.6	$146.8

	SBH			SB/RH
Capital expenditures (in millions)	2019	2018	2017	2019	2018	2017
HHI	$18.0	$15.6	$25.5	$18.0	$15.6	$25.5
GPC	16.0	24.6	20.2	16.0	24.6	20.2
H&G	5.9	6.4	6.5	5.9	6.4	6.5
HPC	11.0	14.8	15.3	11.0	14.8	15.3
Total segment capital expenditures	50.9	61.4	67.5	50.9	61.4	67.5
Corporate and shared operations	7.5	14.5	14.3	7.5	14.5	14.3
Total capital expenditures	$58.4	$75.9	$81.8	$58.4	$75.9	$81.8

	SBH		SB/RH
Segment total assets (in millions)	2019	2018	2019	2018
HHI	$1,611.0	$1,640.7	$1,611.0	$1,640.7
GPC	1,275.4	1,367.6	1,275.4	1,367.6
H&G	538.6	528.4	538.6	528.4
HPC	833.6	970.9	833.6	970.9
Total segment assets	4,258.6	4,507.6	4,258.6	4,507.6
Corporate and shared operations	971.9	888.8	1,032.6	727.2
Total assets	$5,230.5	$5,396.4	$5,291.2	$5,234.8

Net sales SBH and SB/RH for the years ended September 30, 2019, 2018 and 2017 and long-lived asset information as of September 30, 2019 and 2018 by geographic area are as follows:

	SBH and SB/RH
Net sales to external parties - Geographic Disclosure (in millions)	2019	2018	2017
United States	$2,649.5	$2,627.2	$2,543.2
Europe/MEA	656.6	669.4	653.2
Latin America	205.4	212.1	207.5
North America - Other	168.5	173.9	174.4
Asia-Pacific	122.1	126.1	127.1
Net sales	$3,802.1	$3,808.7	$3,705.4

	SBH		SB/RH
Long-lived assets - Geographic Disclosure (in millions)	2019	2018	2019	2018
United States	$308.3	$345.1	$308.3	$345.1
Europe/MEA	83.0	84.3	83.0	84.3
Latin America	19.3	26.7	19.3	26.7
North America - Other	1.1	1.3	1.1	1.3
Asia-Pacific	41.2	42.6	41.2	42.6
Total long-lived assets	$452.9	$500.0	$452.9	$500.0

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - EARNINGS PER SHARE – SBH

Basic earnings per share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that would occur if share-based awards were converted into common shares that then shared in the net income of the entity available to common shareholders, as long as their effect is not antidilutive. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of potentially diluted share-based awards. The Company uses the treasury stock method to reflect dilution of restricted stock units. Performance based restricted stock units are excluded if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the years ended September 30, 2019, 2018 and 2017, are as follows:

(in millions, except per share amounts)	2019	2018	2017
Numerator
Net (loss) income from continuing operations attributable to controlling interest	$(188.0)	$356.5	$(90.6)
Income from discontinued operations attributable to controlling interest	659.9	411.8	196.6
Net income attributable to controlling interest	471.9	768.3	$106.0
Denominator
Weighted average shares outstanding - basic	50.7	36.9	32.2
Dilutive shares	—	0.1	—
Weighted average shares outstanding - diluted	50.7	37.0	32.2
Earnings per share
Basic earnings per share from continuing operations	$(3.71)	$9.64	$(2.81)
Basic earnings per share from discontinued operations	13.02	11.15	6.10
Basic earnings per share	$9.31	$20.79	$3.29
Diluted earnings per share from continuing operations	$(3.71)	$9.62	$(2.81)
Diluted earnings per share from discontinued operations	13.02	11.12	6.10
Diluted earnings per share	$9.31	$20.74	$3.29
Weighted average number of anti-dilutive shares excluded from denominator	0.2	—	0.4

The weighted average shares and earnings per share data on the Consolidated Statements of Income were retrospectively adjusted for all periods presented to reflect the effect of the reverse stock split on July 13, 2018, associated with the closing of the Spectrum Merger. See Note 4 – Acquisitions for further discussion on Spectrum Merger. Using (i) the 20-trading-day volume-weighted average price per share of Spectrum Legacy common stock ending on July 12, 2018, (ii) the number of shares of Spectrum Legacy common stock outstanding, the number of shares of Spectrum Legacy common stock held by HRG and its subsidiaries and the number of shares of Spectrum Legacy common stock outstanding as of July 12, 2018, (iii) $328.2 million of HRG net indebtedness and transaction expenses at closing, and (iv) a $200.0 million upward adjustment contemplated by the Merger Agreement, each HRG stockholder received a reverse stock split of approximately 0.1613 of each share of HRG stock. The following is a recalculation of the weighted average shares adjusted for the impact of the reverse stock split for the year ended September 30, 2017.

(in millions, except per share amounts)	2017
Basic
HRG weighted average shares	200.0
HRG share conversion at 1 to 0.1613	32.2
Diluted
HRG weighted average shares	200.0
HRG share conversion at 1 to 0.1613	32.2

As part of the Spectrum Merger, each share of Spectrum Legacy common stock and outstanding was converted into the right to receive one share of newly issued HRG common stock and exchange for HRG common stock. Due to the share exchange with Spectrum Legacy common stock shareholders, the total outstanding shares of the Company effectively increased 20.6 million shares in addition to the Company’s outstanding shares post-reverse stock split previously discussed.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – GUARANTOR STATEMENTS – SB/RH

Spectrum Brands, Inc. (“SBI”) with SB/RH as a parent guarantor (collectively, the “Parent”), with SBI’s domestic subsidiaries as subsidiary guarantors, has issued the 6.125% Notes under the 2024 Indenture, the 5.75% Notes under the 2025 Indenture and the 4.00% Notes under the 2026 Indenture.

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

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2019 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$441.2	$0.4	$180.3	$—	$621.9
Trade receivables, net	92.5	55.2	209.0	—	356.7
Intercompany receivables	—	2,435.5	1,067.5	(3,503.0)	—
Other receivables	68.7	7.4	64.0	—	140.1
Inventories	207.7	156.5	191.5	(7.3)	548.4
Prepaid expenses and other	26.0	4.7	22.8	—	53.5
Current assets of business held for sale	—	—	—	—	—
Total current assets	836.1	2,659.7	1,735.1	(3,510.3)	1,720.6
Property, plant and equipment, net	187.1	121.1	144.7	—	452.9
Long-term intercompany receivables	51.9	37.4	10.2	(99.5)	—
Deferred charges and other	277.8	0.7	49.7	(276.5)	51.7
Investment	230.8	—	—	—	230.8
Goodwill	567.2	543.3	217.6	—	1,328.1
Intangible assets, net	707.2	560.3	239.6	—	1,507.1
Investments in subsidiaries	4,231.2	1,111.2	(2.9)	(5,339.5)	—
Total assets	$7,089.3	$5,033.7	$2,394.0	$(9,225.8)	$5,291.2
Liabilities and Shareholder's Equity
Current portion of long-term debt	$119.7	$4.7	$12.7	$(0.2)	$136.9
Accounts payable	98.7	65.4	299.7	—	463.8
Intercompany accounts payable	2,873.6	211.2	386.4	(3,471.2)	—
Accrued wages and salaries	38.1	6.5	27.4	—	72.0
Accrued interest	29.3	—	—	—	29.3
Indemnification payable to Energizer	—	—	230.8	—	230.8
Income tax payable	215.7	—	24.8	—	240.5
Other current liabilities	119.6	19.8	43.3	—	182.7
Current liabilities of business held for sale	—	—	—	—	—
Total current liabilities	3,494.7	307.6	1,025.1	(3,471.4)	1,356.0
Long-term debt, net of current portion	2,076.7	52.8	9.6	—	2,139.1
Long-term intercompany debt	12.3	—	118.8	(131.1)	—
Deferred income taxes	56.5	439.0	55.9	(279.2)	272.2
Other long-term liabilities	35.1	3.1	73.6	—	111.8
Total liabilities	5,675.3	802.5	1,283.0	(3,881.7)	3,879.1
Shareholder's equity:
Other capital	2,124.8	439.2	(750.9)	300.2	2,113.3
Accumulated (deficit) earnings	(437.3)	4,049.0	2,108.4	(6,157.4)	(437.3)
Accumulated other comprehensive loss	(273.5)	(257.0)	(256.1)	513.1	(273.5)
Total shareholder's equity	1,414.0	4,231.2	1,101.4	(5,344.1)	1,402.5
Non-controlling interest	—	—	9.6	—	9.6
Total equity	1,414.0	4,231.2	1,111.0	(5,344.1)	1,412.1
Total liabilities and equity	$7,089.3	$5,033.7	$2,394.0	$(9,225.8)	$5,291.2

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$276.6	$1.8	$227.0	$—	$505.4
Trade receivables, net	108.9	42.9	165.3	—	317.1
Intercompany receivables	—	1,648.3	283.0	(1,931.3)	—
Other receivables	65.7	4.0	27.6	(2.2)	95.1
Inventories	228.5	162.6	204.6	(12.1)	583.6
Prepaid expenses and other	35.3	4.0	23.6	—	62.9
Current assets of business held for sale	551.2	1,379.0	482.5	(10.1)	2,402.6
Total current assets	1,266.2	3,242.6	1,413.6	(1,955.7)	3,966.7
Property, plant and equipment, net	222.9	122.1	155.0	—	500.0
Long-term intercompany receivables	321.3	70.3	11.6	(403.2)	—
Deferred charges and other	200.4	0.6	68.6	(195.4)	74.2
Goodwill	557.4	611.4	285.9	—	1,454.7
Intangible assets, net	770.4	609.5	261.9	—	1,641.8
Investments in subsidiaries	4,900.7	1,262.5	(2.9)	(6,160.3)	—
Total assets	$8,239.3	$5,919.0	$2,193.7	$(8,714.6)	$7,637.4
Liabilities and Shareholder's Equity
Current portion of long-term debt	$535.0	$4.3	$7.8	$(0.2)	$546.9
Accounts payable	222.4	124.2	238.1	—	584.7
Intercompany accounts payable	1,878.0	—	35.1	(1,913.1)	—
Accrued wages and salaries	24.6	1.5	29.3	—	55.4
Accrued interest	55.0	—	—	—	55.0
Income tax payable	1.9	—	15.9	(2.3)	15.5
Other current liabilities	57.4	17.5	61.9	—	136.8
Current liabilities of business held for sale	81.7	157.8	298.1	—	537.6
Total current liabilities	2,856.0	305.3	686.2	(1,915.6)	1,931.9
Long-term debt, net of current portion	3,615.3	57.3	13.8	—	3,686.4
Long-term intercompany debt	11.6	295.0	114.8	(421.4)	—
Deferred income taxes	59.4	357.6	70.6	(200.6)	287.0
Other long-term liabilities	71.5	3.1	45.8	—	120.4
Total liabilities	6,613.8	1,018.3	931.2	(2,537.6)	6,025.7
Shareholder's equity:
Other capital	2,096.8	803.7	(1,361.9)	534.4	2,073.0
Accumulated (deficit) earnings	(235.6)	4,303.0	2,814.5	(7,117.4)	(235.5)
Accumulated other comprehensive loss	(235.7)	(206.0)	(200.0)	406.0	(235.7)
Total shareholder's equity	1,625.5	4,900.7	1,252.6	(6,177.0)	1,601.8
Non-controlling interest	—	—	9.9	—	9.9
Total equity	1,625.5	4,900.7	1,262.5	(6,177.0)	1,611.7
Total liabilities and equity	$8,239.3	$5,919.0	$2,193.7	$(8,714.6)	$7,637.4

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Income		Guarantor	Nonguarantor
Year Ended September 30, 2019 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,794.5	$1,517.9	$1,906.9	$(1,417.2)	$3,802.1
Cost of goods sold	1,327.5	1,126.4	1,460.3	(1,421.8)	2,492.4
Restructuring and related charges	0.3	0.2	2.3	—	2.8
Gross profit	466.7	391.3	444.3	4.6	1,306.9
Selling	231.3	129.4	240.0	(0.2)	600.5
General and administrative	229.8	85.1	36.4	(1.5)	349.8
Research and development	23.2	10.0	10.3	—	43.5
Restructuring and related charges	46.6	2.0	14.3	—	62.9
Transaction related charges	27.4	(0.1)	(5.5)	—	21.8
Write-off from impairment of goodwill	61.0	—	55.0	—	116.0
Write-off from impairment of intangible assets	18.8	16.6	—	—	35.4
Total operating expense	638.1	243.0	350.5	(1.7)	1,229.9
Operating (loss) income	(171.4)	148.3	93.8	6.3	77.0
Interest expense (income)	179.3	6.2	(23.5)	—	162.0
Other non-operating (income) expense, net	(55.4)	(403.9)	(494.8)	998.3	44.2
(Loss) income from operations before income taxes	(295.3)	546.0	612.1	(992.0)	(129.2)
Income tax (benefit) expense	(143.2)	108.5	45.2	0.2	10.7
Net (loss) income from continuing operations	(152.1)	437.5	566.9	(992.2)	(139.9)
Income (loss) from discontinued operations, net of tax	659.6	(72.9)	(7.1)	80.3	659.9
Net income	507.5	364.6	559.8	(911.9)	520.0
Net income attributable to non-controlling interest	—	—	1.3	—	1.3
Net income attributable to controlling interest	$507.5	$364.6	$558.5	$(911.9)	$518.7

Statement of Income		Guarantor	Nonguarantor
Year Ended September 30, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,839.8	$1,363.1	$1,960.2	$(1,354.4)	$3,808.7
Cost of goods sold	1,336.8	998.8	1,489.2	(1,354.0)	2,470.8
Restructuring and related charges	—	0.1	3.5	—	3.6
Gross profit	503.0	364.2	467.5	(0.4)	1,334.3
Selling	239.1	122.0	246.3	(0.2)	607.2
General and administrative	108.2	87.9	62.1	(0.5)	257.7
Research and development	23.3	8.9	12.4	—	44.6
Restructuring and related charges	59.7	1.6	10.7	—	72.0
Transaction related charges	23.5	4.2	2.5	—	30.2
Write-off from impairment of intangible assets	—	20.3	—	—	20.3
Total operating expense	453.8	244.9	334.0	(0.7)	1,032.0
Operating income	49.2	119.3	133.5	0.3	302.3
Interest expense	145.2	18.8	2.9	0.1	167.0
Other non-operating (income) expense, net	(208.3)	21.1	1.5	190.9	5.2
Income from operations before income taxes	112.3	79.4	129.1	(190.7)	130.1
Income tax (benefit) expense	(99.2)	(131.3)	149.3	4.4	(76.8)
Net income (loss) from continuing operations	211.5	210.7	(20.2)	(195.1)	206.9
(Loss) income from discontinued operations, net of tax	(30.7)	124.2	177.4	(294.9)	(24.0)
Net income	180.8	334.9	157.2	(490.0)	182.9
Net income attributable to non-controlling interest	—	—	1.4	—	1.4
Net income attributable to controlling interest	$180.8	$334.9	$155.8	$(490.0)	$181.5

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Income		Guarantor	Nonguarantor
Year Ended September 30, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,662.9	$1,002.1	$1,830.9	$(790.5)	$3,705.4
Cost of goods sold	1,132.3	649.6	1,376.8	(789.1)	2,369.6
Restructuring and related charges	—	0.5	—	—	0.5
Gross profit	530.6	352.0	454.1	(1.4)	1,335.3
Selling	226.3	119.2	232.7	(0.2)	578.0
General and administrative	195.4	66.2	39.0	(0.1)	300.5
Research and development	23.5	10.0	11.1	—	44.6
Restructuring and related charges	28.1	1.2	7.7	—	37.0
Transaction related charges	14.3	0.5	2.9	—	17.7
Write-off from impairment of intangible assets	—	16.3	—	—	16.3
Total operating expense	487.6	213.4	293.4	(0.3)	994.1
Operating income	43.0	138.6	160.7	(1.1)	341.2
Interest expense	138.0	17.3	6.5	—	161.8
Other non-operating (income) expense, net	(231.2)	(133.6)	1.0	369.6	5.8
Income from operations before income taxes	136.2	254.9	153.2	(370.7)	173.6
Income tax (benefit) expense	(48.3)	22.7	15.8	1.2	(8.6)
Net income from continuing operations	184.5	232.2	137.4	(371.9)	182.2
Income from discontinued operations, net of tax	123.0	132.3	58.4	(194.7)	119.0
Net income	307.5	364.5	195.8	(566.6)	301.2
Net (loss) income attributable to non-controlling interest	(0.3)	—	1.6	—	1.3
Net income attributable to controlling interest	$307.8	$364.5	$194.2	$(566.6)	$299.9

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year Ended September 30, 2019 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$507.5	$364.6	$559.8	$(911.9)	$520.0
Other comprehensive income, net of tax:
Foreign currency translation loss	(65.3)	(66.0)	(71.2)	137.2	(65.3)
Unrealized gain on derivative instruments	26.4	2.5	2.5	(5.0)	26.4
Defined benefit pension loss	(21.3)	(9.7)	(9.7)	19.4	(21.3)
Deconsolidation of discontinued operations	21.8	21.8	21.8	(43.5)	21.9
Other comprehensive loss	(38.4)	(51.4)	(56.6)	108.1	(38.3)
Comprehensive income	469.1	313.2	503.2	(803.8)	481.7
Comprehensive loss attributable to non-controlling interest	—	—	(0.5)	—	(0.5)
Comprehensive income attributable to controlling interest	$469.1	$313.2	$503.7	$(803.8)	$482.2

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year Ended September 30, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$180.8	$334.9	$157.2	$(490.0)	$182.9
Other comprehensive income, net of tax:
Net unrealized loss on foreign currency translation	(44.3)	(43.6)	(46.2)	89.8	(44.3)
Unrealized gain on hedging derivative instruments	16.2	13.3	13.3	(26.6)	16.2
Defined benefit pension gain (loss)	1.7	(2.6)	(2.6)	5.2	1.7
Other comprehensive loss	(26.4)	(32.9)	(35.5)	68.4	(26.4)
Comprehensive income	154.4	302.0	121.7	(421.6)	156.5
Comprehensive loss attributable to non-controlling interest	—	—	(0.3)	—	(0.3)
Comprehensive income attributable to controlling interest	$154.4	$302.0	$122.0	$(421.6)	$156.8

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year Ended September 30, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$307.5	$364.5	$195.8	$(566.6)	$301.2
Other comprehensive income, net of tax:
Foreign currency translation gain	29.1	32.0	34.3	(66.3)	29.1
Unrealized loss on derivative instruments	(29.1)	(15.1)	(15.1)	30.2	(29.1)
Defined benefit pension gain	19.6	14.6	14.7	(29.3)	19.6
Other comprehensive income	19.6	31.5	33.9	(65.4)	19.6
Comprehensive income	327.1	396.0	229.7	(632.0)	320.8
Comprehensive loss attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Comprehensive income attributable to controlling interest	$327.1	$396.0	$229.9	$(632.0)	$321.0

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Cash Flows		Guarantor	Nonguarantor
Year Ended September 30, 2019 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities from continuing operations	$797.4	$346.2	$2,104.9	$(3,151.3)	$97.2
Net cash provided (used) by operating activities from discontinued operations	1.7	2.7	3.2	(90.0)	(82.4)
Net cash provided provided by operating activities	799.1	348.9	2,108.1	(3,241.3)	14.8
Cash flows from investing activities	.
Purchases of property, plant and equipment	(29.5)	(15.0)	(13.9)	—	(58.4)
Proceeds from sales of property, plant and equipment	2.0	—	0.1	—	2.1
Proceeds from sale of discontinued operations, net of cash	2,859.5	—	—	—	2,859.5
Other investing activities	—	—	(0.3)	—	(0.3)
Net cash provided (used) by investing activities from continuing operations	2,832.0	(15.0)	(14.1)	—	2,802.9
Net cash used by investing activities from discontinued operations	(1.1)	(2.5)	(1.7)	—	(5.3)
Net cash provided (used) by investing activities	2,830.9	(17.5)	(15.8)	—	2,797.6
Cash flows from financing activities
Proceeds from issuance of debt	300.0	—	—	—	300.0
Payment of debt	(2,250.0)	(4.7)	(8.0)	—	(2,262.7)
Payment of debt issuance costs	(4.1)	—	—	—	(4.1)
Payment of cash dividends to parent	(717.4)	—	—	—	(717.4)
Dividends paid by subsidiary to non-controlling interest	—	—	(1.1)	—	(1.1)
Advances related to intercompany transactions	(793.3)	(327.9)	(2,120.1)	3,241.3	—
Other financing activities	(8.9)	—	—	—	(8.9)
Net cash used by financing activities from continuing operations	(3,473.7)	(332.6)	(2,129.2)	3,241.3	(2,694.2)
Net cash used by financing activities from discontinued operations	(0.6)	(0.2)	(1.4)	—	(2.2)
Net cash used by financing activities	(3,474.3)	(332.8)	(2,130.6)	3,241.3	(2,696.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8.4)	—	(8.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	155.7	(1.4)	(46.7)	—	107.6
Cash, cash equivalents and restricted cash, beginning of period	285.5	1.8	227.0	—	514.3
Cash, cash equivalents and restricted cash, end of period	$441.2	$0.4	$180.3	$—	$621.9

Statement of Cash Flows		Guarantor	Nonguarantor
Year Ended September 30, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities from continuing operations	$(312.9)	$43.5	$809.9	$(316.8)	$223.7
Net cash provided by operating activities from discontinued operations	3.6	5.6	22.5	97.1	128.8
Net cash (used) provided by operating activities	(309.3)	49.1	832.4	(219.7)	352.5
Cash flows from investing activities
Purchases of property, plant and equipment	(35.6)	(13.0)	(27.3)	—	(75.9)
Proceeds from sales of property, plant and equipment	0.7	0.1	3.4	—	4.2
Other investing activity	—	(0.2)	(0.3)	—	(0.5)
Net cash used by investing activities from continuing operations	(34.9)	(13.1)	(24.2)	—	(72.2)
Net cash used by investing activities from discontinued operations	(6.0)	(5.6)	(15.4)	—	(27.0)
Net cash used by investing activities	(40.9)	(18.7)	(39.6)	—	(99.2)
Cash flows from financing activities
Proceeds from issuance of debt	520.0	—	19.6	—	539.6
Payment of debt	(52.3)	—	(17.0)	—	(69.3)
Payment of debt issuance costs	(0.4)	—	—	—	(0.4)
Payment of cash dividends to parent	(374.2)	—	—	—	(374.2)
Advances related to intercompany transactions	527.7	(33.4)	(714.1)	219.8	—
Other investing activities	(6.4)	—	—	—	(6.4)
Net cash provided (used) by financing activities from continuing operations	614.4	(33.4)	(711.5)	219.8	89.3
Net cash used by financing activities from discontinued operations	—	—	(4.7)	(0.1)	(4.8)
Net cash provided (used) by financing activities	614.4	(33.4)	(716.2)	219.7	84.5
Effect of exchange rate changes on cash and cash equivalents	—	—	(7.0)	—	(7.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	264.2	(3.0)	69.6	—	330.8
Cash, cash equivalents and restricted cash, beginning of period	21.3	4.8	157.4	—	183.5
Cash, cash equivalents and restricted cash, end of period	$285.5	$1.8	$227.0	$—	$514.3

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Cash Flows		Guarantor	Nonguarantor
Year Ended September 30, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities from continuing operations	$638.2	$149.0	$(140.7)	$(202.5)	$444.0
Net cash provided by operating activities from discontinued operations	8.8	15.5	11.1	168.2	203.6
Net cash provided (used) by operating activities	647.0	164.5	(129.6)	(34.3)	647.6
Cash flows from investing activities	.
Purchases of property, plant and equipment	(38.7)	(11.7)	(31.4)	—	(81.8)
Proceeds from sales of property, plant and equipment	0.2	0.3	4.1	—	4.6
Business acquisitions, net of cash acquired	(289.4)	—	—	—	(289.4)
Other investing activity, net	—	(2.5)	(0.3)	—	(2.8)
Net cash used by investing activities from continuing operations	(327.9)	(13.9)	(27.6)	—	(369.4)
Net cash used by investing activities from discontinued operations	(8.8)	(12.4)	(10.7)	—	(31.9)
Net cash used by investing activities	(336.7)	(26.3)	(38.3)	—	(401.3)
Cash flows from financing activities
Proceeds from issuance of debt	250.0	—	15.6	—	265.6
Payment of debt	(214.9)	0.3	(14.6)	—	(229.2)
Payment of debt issuance costs	(5.9)	—	—	—	(5.9)
Payment of cash dividends to parent	(350.8)	—	—	—	(350.8)
Advances related to intercompany transactions	(54.2)	(135.9)	155.8	34.3	—
Purchase of non-controlling interest	(12.6)	—	—	—	(12.6)
Net cash (used) provided by financing activities from continuing operations	(388.4)	(135.6)	156.8	34.3	(332.9)
Net cash used by financing activities from discontinued operations	—	(0.3)	(3.1)	—	(3.4)
Net cash (used) provided by financing activities	(388.4)	(135.9)	153.7	34.3	(336.3)
Effect of exchange rate changes on cash and cash equivalents on Venezuela devaluation	—	—	(0.4)	—	(0.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	3.1	—	3.1
Net (decrease) increase in cash and cash equivalents	(78.1)	2.3	(11.5)	—	(87.3)
Cash and cash equivalents, beginning of period	99.4	2.5	168.9	—	270.8
Cash and cash equivalents, end of period	$21.3	$4.8	$157.4	$—	$183.5

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - QUARTERLY RESULTS (UNAUDITED)

Spectrum Brands Holdings, Inc.

	Quarter Ended
SBH 2019 (in millions, except per share)	September 30, 2019	June 30, 2019	March 31, 2019		December 31, 2018
Revenue	$993.0	$1,022.2	$906.7		$880.3
Gross profit	334.7	361.0	305.5		305.7
Net loss attributable to controlling interest from continuing operations	(79.0)	(24.7)	(55.0)		(29.3)
Net (loss) income attributable to controlling interest from discontinued operations	(39.3)	(1.2)	783.6		(83.2)
Net (loss) income attributable to controlling interest	$(118.3)	$(25.9)	$728.6		$(112.5)
Basic earnings per share from continuing operations	$(1.62)	$(0.51)	$(1.06)	—	$(0.56)
Basic earnings per share from discontinued operations	(0.81)	(0.02)	15.13		(1.55)
Basic earnings per share	$(2.43)	$(0.53)	$14.07		$(2.11)
Diluted earnings per share from continuing operations	$(1.62)	$(0.51)	$(1.06)		$(0.56)
Diluted earnings per share from discontinued operations	(0.81)	(0.02)	15.13		(1.55)
Diluted earnings per share	$(2.43)	$(0.53)	$14.07		$(2.11)

	Quarter Ended
SBH 2018 (in millions, except per share)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Revenue	$974.4	$1,029.4	$882.6	$922.3
Gross profit	346.9	362.7	306.0	318.6
Net (loss) income attributable to controlling interest from continuing operations	(34.1)	382.9	(32.6)	40.3
Net (loss) income attributable to controlling interest from discontinued operations	(81.7)	22.7	3.7	467.1
Net (loss) income attributable to controlling interest	$(115.8)	$405.6	$(28.9)	$507.4
Basic earnings per share from continuing operations	$(0.68)	$11.69	$(1.00)	$1.24
Basic earnings per share from discontinued operations	(1.64)	0.70	0.11	14.45
Basic earnings per share	$(2.32)	$12.39	$(0.89)	$15.69
Diluted earnings per share from continuing operations	$(0.68)	$11.68	$(1.00)	$1.23
Diluted earnings per share from discontinued operations	(1.64)	0.69	0.11	14.32
Diluted earnings per share	$(2.32)	$12.37	$(0.89)	$15.55

SB/RH Holdings, LLC

	Quarter Ended
SB/RH 2019 (in millions)	September 30, 2019	June 30, 2019	March 31, 2019	December 30, 2018
Revenue	$993.0	$1,022.2	$906.7	$880.3
Gross profit	334.7	361.0	305.5	305.7
Net loss attributable to controlling interest from continuing operations	(79.7)	(28.9)	(13.4)	(19.2)
Net (loss) income attributable to controlling interest from discontinued operations	(39.3)	(1.2)	783.6	(83.2)
Net (loss) income attributable to controlling interest	$(119.0)	$(30.1)	$770.2	$(102.4)

	Quarter Ended
SB/RH 2018 (in millions)	September 30, 2018	July 1, 2018	April 1, 2018	December 31, 2017
Net sales	$974.4	$1,029.4	$882.6	$922.3
Gross profit	346.9	362.7	306.0	318.6
Net (loss) income attributable to controlling interest from continuing operations	(2.0)	45.8	14.7	147.0
Net (loss) income attributable to controlling interest from discontinued operations	(84.6)	27.8	11.3	21.5
Net (loss) income attributable to controlling interest	$(86.6)	$73.6	$26.0	$168.5

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BRANDS HOLDINGS, INC.

By:	/s/ David M. Maura
David M. Maura
Chief Executive Officer and Chairman of the Board

DATE: November 15, 2019

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

DATE: November 15, 2019

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

Exhibit 2.4

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

Exhibit 4.5

Indenture governing Spectrum Brands, Inc.’s 5.00% Senior Notes due 2029, dated as of September 24, 2019, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on September 24, 2019 (File No. 001-4219)).

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

Exhibit 10.2

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

Exhibit 10.3

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

Exhibit 10.4

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

Exhibit 10.5

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

Exhibit 10.6

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

Exhibit 10.7

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

Exhibit 10.8

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

Exhibit 10.9+

Employment Agreement dated September 1, 2014 between Spectrum Brands, Inc. and Douglas L. Martin (filed by incorporation by reference to Exhibit 99.1 to the Current Report on Form 8-K/A filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on September 2, 2014 (File No. 001-34757)).

Exhibit 10.10+

Amended and Restated Employment Agreement dated as of December 15, 2016, by and between Spectrum Brands, Inc. and Douglas L. Martin (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on December 19, 2016 (File No. 001- 34757)).

Exhibit 10.11+

Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan) (filed by incorporation by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on June 16, 2010 (File No. 333-167574)).

Exhibit 10.12+

2009 Spectrum Brands, Inc. Incentive Plan (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009 (File No. 001-13615)).

Exhibit 10.13+

Form of Spectrum Brands, Inc. Restricted Stock Award Agreement under the 2009 Incentive Plan (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009 (File No. 001-13615)).

Exhibit 10.14+

Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan, as amended on January 28, 2014 (filed by incorporation by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 3, 2014 (File No. 001-34757)).

Exhibit 10.15+

Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (filed by incorporation by reference to Exhibit 4.8 to the Registration Statement filed on Form S-8 with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 1, 2017 (File No. 333-215850)).

Exhibit 10.16+

Form of Restricted Stock Unit Agreement under the Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (filed by incorporation by reference to Exhibit 4.9 to the Registration Statement filed on Form S-8 with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 1, 2017 (File No. 333-215850)).

Exhibit 10.17+

Form of Performance Compensation Award Agreement under the Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (filed by incorporation by reference to Exhibit 4.10 to the Registration Statement filed on Form S-8 filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 1, 2017 (File No. 333-215850)).

Exhibit 10.18+

Severance Agreement, dated as of November 19, 2012, by and between Spectrum Brands, Inc. and Nathan E. Fagre (filed by incorporation by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on November 21, 2012 (File No. 001-13615)).

Exhibit 10.19+

Amended and Restated Severance Agreement dated as of December 15, 2016, by and between Spectrum Brands, Inc. and Nathan E. Fagre (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on December 19, 2016 (File No. 001-34757)).

Exhibit 10.20+

Amended and Restated Severance Agreement dated as of December 15, 2016 by and between Spectrum Brands, Inc. and Stacey L. Neu (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on December 19, 2016 (File No. 001-34757)).

Exhibit 10.21+

Employment Agreement, dated March 16, 2015, among Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.), Spectrum Brands, Inc. and Andreas Rouve (filed by incorporation by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on May 1, 2015 (File No. 001-34757)).

Exhibit 10.22+

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

Exhibit 10.23+

Employment Agreement dated January 20, 2016 by and among Spectrum Brands, Inc. and David M. Maura (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on January 21, 2016 (File No. 001-34757)).

Exhibit 10.24+

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

Exhibit 10.25+

Release Agreement, dated as of July 13, 2018, by and between Ehsan Zargar and Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on July 13, 2018 (File No. 001-4219)).

Exhibit 10.26+

Release Agreement, dated as of July 13, 2018, by and between George Nicholson and Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on July 13, 2018 (File No. 001-4219)).

Exhibit 10.27+

Separation Agreement, dated as of September 13, 2018, by and among Nathan E. Fagre, Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) and Spectrum Brands, Inc. (incorporated herein by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on November 23, 2018 (File NO. 001-4219)).

Exhibit 10.28+

Separation Agreement, dated as of September 13, 2018, by and among Stacey L. Neu, Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) and Spectrum Brands, Inc. (incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on November 23, 2018 (File NO. 001-4219)).

Exhibit 10.29+

Employment Agreement, dated as of September 13, 2018, by and among Ehsan Zargar, Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) and Spectrum Brands, Inc. (incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on November 23, 2018 (File NO. 001-4219)).

Exhibit 10.30+

Severance Agreement, dated February 1, 2016, by and among Randal Lewis and Spectrum Brands, Inc. (incorporated herein by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on November 23, 2018 (File NO. 001-4219)).

Exhibit 10.31

Energizer Shareholder Agreement, dated as of January 28, 2019, by and among Spectrum Brands Holdings, Inc., Energizer Holdings, Inc. and Spectrum Brands, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on February 1, 2019 (File No. 001-4219)).

Exhibit 10.32+

Form of Agreement with David Maura and Ehsan Zargar Regarding Certain Provisions of Such Executive’s Respective Prior Separation Agreements with HRG Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on February 7, 2019 (File No. 001-4219)).

Exhibit 10.33+

Separation Agreement, dated as of September 9, 2019, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and Douglas L. Martin. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.34+

Employment Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Jeremy W. Smeltser. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc.(f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.35+

Employment Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Randal D. Lewis. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc.(f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.36+

Letter Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Rebeckah Long. (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group,Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.37+

Severance Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Rebeckah Long. (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 21.1*	Subsidiaries of Registrant
Exhibit 23.1*	Consent of Independent Registered Public Accounting Firm
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