Form 10-K/A
period 2019-09-30
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2020-01-28
CIK 109177, 1592706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K/A
Amendment No. 1
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Offices, and Telephone No.	IRS Employer Identification No.
1-4219	Spectrum Brands Holdings, Inc. (a Delaware corporation) 3001 Deming Way, Middleton, WI 53562 (608) 275-3340 www.spectrumbrands.com	74-1339132

SB/RH Holdings, LLC
333-192634-03	(a Delaware limited liability company) 3001 Deming Way, Middleton, WI 53562 (608) 275-3340	27-2812840

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of each exchange on which registered
Spectrum Brands Holdings, Inc.	Common Stock, Par Value $0.01	New York Stock Exchange

SB/RH Holdings, LLC	None	None

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Spectrum Brands Holdings, Inc.	Yes ☒	No ☐
SB/RH Holdings, LLC	Yes ☐	No ☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Spectrum Brands Holdings, Inc.	Yes ☐	No ☒
SB/RH Holdings, LLC	Yes ☐	No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the voting stock held by
non-affiliates
of Spectrum Brands Holdings, Inc. was approximately $2,439 million based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2019). For the sole purposes of making this calculation, term
“non-affiliate”
has been interpreted to exclude directors and executive officers and other affiliates of the registrant. Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, or that such person is an “affiliate” of the Company, as defined by applicable securities law.
As of January 6, 2020, there were outstanding 46,045,746 shares of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.
SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form

10-K

and has therefore omitted the information otherwise called for by Items 10 to 13 of Form

10-K

as allowed under General Instruction I(2)(c).
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC are filing this Amendment No. 1 (this “Form 10-K/A”) to their Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (“Fiscal 2019”) that was filed with the Securities and Exchange Commission (“SEC”) on November 15, 2019 (the “Original Form 10-K”) for the sole purpose of including certain of the information required by Part III of Form 10-K. As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Principal Executive Officer and Principal Financial Officer are providing Rule 13a-14(a) certifications included herein.
Except as explicitly set forth herein, this Form 10-K/A does not purport to modify or update the disclosures in, or exhibits to, the Original Form 10-K, or to update the Original Form 10-K to reflect events occurring after the date of such filing.

i

PART III
As disclosed in our prior filings, on July 13, 2018 (the “Merger Closing Date”), HRG Group, Inc. (now known as Spectrum Brands Holdings, Inc.) completed a merger (the “Merger”) with its majority owned subsidiary, Spectrum Brands Legacy, Inc. (formerly known as Spectrum Brands Holdings, Inc.). Following the completion of the Merger, HRG Group, Inc. changed its name to Spectrum Brands Holdings, Inc. Except as otherwise specified, all references herein to (i) the “Company,” “Spectrum Brands,” “we,” “us” or “our” refer to Spectrum Brands Holdings, Inc. (formerly known as HRG Group, Inc.) prior to and after the Merger Closing Date; (ii)“SPB Legacy” refers to Spectrum Brands Legacy, Inc. (formerly known as Spectrum Brands Holdings, Inc.) solely prior to the Merger Closing Date; (iii) “HRG Legacy” refers to HRG Group, Inc. (now known as Spectrum Brands Holdings, Inc.) solely prior to the Merger Closing Date; (iv) “New SPB” refers to Spectrum Brands Holdings, Inc. (formerly known as HRG Group, Inc.) solely after the Merger Closing Date; (v) “Board” refers to the Board of Directors of Spectrum Brands Holdings, Inc. (formerly known as HRG Group, Inc.) prior to and after the Merger Closing Date; and (vi) “Fiscal” refers to fiscal year ended September 30 of each applicable year.
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors
Our directors are elected at each annual meeting of shareholders and hold office for staggered three-year terms. Our Nominating and Corporate Governance Committee (“NCG Committee”) considers and chooses nominees for our Board with the primary goal of presenting a well-qualified slate of candidates who will serve the interests of our Company and our shareholders, taking into account the attributes of each candidate’s professional skillset and credentials, as well as gender, age, ethnicity and personal background. In evaluating nominees, our NCG Committee reviews each candidate’s background and assesses each candidate’s independence, skills, experience and expertise based upon a number of factors. We seek directors with the highest professional and personal ethics, integrity and character that have experience at the governance and policy-making level in their respective fields. Our NCG Committee reviews the professional background of each candidate to determine whether each candidate has the appropriate experience and the ability to effectively make important decisions as a member on our Board. Our NCG Committee also determines whether a candidate’s skills and experience complement and enhance the collective skills and experience of our existing Board members.
We are committed to ensuring that female and minority candidates are among the pool of individuals from which new Board nominees are selected. During Fiscal 2019, we made progress in advancing this objective by appointing to our Board a female candidate from a diverse background. We are committed to further progressing this objective in Fiscal 2020.
Our directors collectively represent a robust and diverse set of skills and experience, which we believe positions our Board and its committees well to effectively oversee the execution of our business strategy and to advance the interests of the Company and its stakeholders. The following table summarizes some of the key categories of skills and experience of our current directors:

Director Skills and Experience
✓ 83% : Accounting/Auditing	✓ 100% : Business Operations

✓ 67% : Consumer Products	✓ 100% : Corporate Governance

✓ 100% : Corporate Strategy & Business Development	✓ 83% : Ethics/Corporate Social Responsibility

✓ 83% : Executive Leadership & Management	✓ 83% : Public Company Board Experience

✓ 83% : Finance/Capital Management & Allocation	✓ 83% : Human Resources & Compensation

✓ 67% : International Business Experience	✓ 83% : Marketing/Sales & Brand Management

✓ 83% : Mergers & Acquisitions	✓ 67% : Public Company Executive Experience

In accordance with our Third Restated
By-laws,
our Board currently consists of eight members. In accordance with our Amended and Restated Certificate of Incorporation (our “Charter”), our Board is divided into three classes (designated as Class I, Class II, and Class III, respectively). Two of the eight seats on the Board are currently vacant as we search for appropriate candidates to fill the recently created vacancies. The names of our six current directors and their respective classes, ages, Board tenures and committee memberships are each set forth in the following table:

				Committee Membership***
Name	Class*	Age	Tenure**	A	C	NCG
Sherianne James Independent Director	I	51	2018			o

Norman S. Matthews Independent Director	I	87	2018		o	●

Kenneth C. Ambrecht Independent Director	II	74	2018	o	●	o

Hugh R. Rovit Independent Director	II	59	2018	o

David M. Maura Executive Chairman	III	47	2018

Terry L. Polistina Lead Independent Director	III	56	2018	●	o

*
The term of our Class I directors expires at our 2022 annual stockholders meeting, our Class II directors expires at our 2020 annual stockholders meeting and our Class III directors expires at our 2021 annual stockholders meeting.

**	Tenure represents service on the Board of the Company following the Merger.

***	Committee membership: A = Audit Committee, C = Compensation Committee, NCG = NCG Committee; ● indicates committee Chair, o indicates committee member.

Director Biographies
Set forth below are biographies for each of our directors, accompanied by descriptions of some of their key skills and experiences. The absence of any given category of key skills or experiences from the list preceding a director’s biography does not necessarily signify a lack of qualification in any such category.
Class I Directors

Sherianne James Independent Director since October 2018 Age: 51 Race/Ethnicity: African American Gender: Female
Independence & Committees: ● Independent Director ● NCG Committee
Key Skills/Experience:

●
Business Operations

●
Consumer Products

●
Corporate Governance

●
Corporate Strategy & Business Development

●
Executive Leadership & Management

●
International Business Experience

●
Marketing/Sales & Brand Management

Sherianne James was appointed to our Board in October 2018. Ms. James has served as Chief Marketing Officer of Essilor of America since August 2017 and previously was Vice President, Consumer Marketing for the company since July 2016. From February 2011 to July 2016, she held positions of increasing responsibility in marketing and operations for Transitions Optical, a division of Essilor of America, culminating in her role as Vice President of Transitions Optical from April 2014 to July 2016. From July 2005 through December 2010, Ms. James was Senior Marketing Manager for Russell Hobbs/Applica. She previously held a number of key project manager, research manager and brand manager positions with Kraft Foods, Inc. and, later, Kraft/Nabisco Foods from June 1995 to June 2005. Ms. James earned a Bachelor of Science degree in chemical engineering from the University of Florida in 1994 and a Master’s degree in Business Administration (“MBA”) from Northwestern University’s Kellogg Graduate School of Management in 2002. Ms. James currently serves as a member of our NCG Committee.

Norman S. Matthews Independent Director since July 2018 Age: 87 Race/Ethnicity: Caucasian Gender: Male
Independence & Committees: ● Independent Director ● Chair of our NCG Committee ● Compensation Committee
Key Skills/Experience:

●
Accounting/Auditing

●
Business Operations

●
Corporate Governance

●
Corporate Strategy & Business Development

●
Ethics/Corporate Social Responsibility

●
Executive Leadership & Management

●
Public Company Board Experience

●
Finance/Capital Management & Allocation

●
Human Resources & Compensation

●
International Business Experience

●
Marketing/Sales & Brand Management

●
Mergers & Acquisitions

●
Public Company Executive Experience

Norman S. Matthews was appointed to our Board on the Merger Closing Date. From June 2010 to the Merger Closing Date, Mr. Matthews served as one of the directors of SPB Legacy. Prior to that time, he had served as a director of Spectrum Brands, Inc., one of our subsidiaries (“SBI”), since August 2009. Mr. Matthews has over three decades of experience as a business leader in marketing and merchandising and is currently an independent business consultant. As former President of Federated Department Stores, he led the operations of one of the nation’s leading department store retailers with over 850 department stores, including those under the names of Bloomingdales, Burdines, Foley’s, Lazarus and Rich’s, as well as various specialty store chains, discount chains and Ralph’s Grocery. In addition to his senior management roles at Federated Department Stores, Mr. Matthews also served as Senior Vice President and General Merchandise Manager at E.J. Korvette and Senior Vice President of Marketing and Corporate Development at Broyhill Furniture Industries. Mr. Matthews is a Princeton University graduate, and earned his MBA from Harvard Business School. He also currently serves on the Boards of Directors of Grocery Outlet Holding Corp., Party City Holdco, Inc. and The Children’s Place Retail Stores, Inc., and previously has served as a director of Henry Schein, Inc., Sunoco, The Progressive Corporation, Toys “R” Us, Duff & Phelps Corporation, and Federated Department Stores. He is a trustee emeritus at the American Museum of Natural History. Mr. Matthews is the Chair of our NCG Committee and is a member of our Compensation Committee.

Class II Directors

Kenneth C. Ambrecht Independent Director since July 2018 Age: 74 Race/Ethnicity: Caucasian Gender: Male
Independence & Committees: ● Independent Director ● Chair of our Compensation Committee	Key Skills/Experience: ● Accounting/Auditing ● Business Operations
● Audit Committee ● NCG Committee
●
Corporate Governance

●
Corporate Strategy & Business Development

●
Ethics/Corporate Social Responsibility

●
Public Company Board Experience

●
Finance/Capital Management & Allocation

●
Human Resources & Compensation

●
International Business Experience

●
Marketing/Sales & Brand Management

●
Mergers & Acquisitions

Kenneth C. Ambrecht was appointed to our Board on the Merger Closing Date. From June 2010 until the Merger Closing Date, Mr. Ambrecht served as one of the directors of SPB Legacy. Prior to that time, he had served as a director of SBI from August 2009 to June 2010. Since December 2005, Mr. Ambrecht has served as a principal of KCA Associates LLC, through which he provides advice on financial transactions. From July 2004 to December 2005, Mr. Ambrecht served as a Managing Director with the investment banking firm First Albany Capital, Inc. Prior to that, Mr. Ambrecht was a Managing Director with Royal Bank Canada Capital Markets. Prior to that post, Mr. Ambrecht worked with the investment bank Lehman Brothers as Managing Director with its capital market division. Mr. Ambrecht is also a member of the Board of Directors of American Financial Group, Inc. Mr. Ambrecht has also served as a director of Dominion Petroleum Ltd. and Fortescue Metals Group Limited. Mr. Ambrecht serves as the Chair of our Compensation Committee and is a member of our Audit and our NCG Committees.

Hugh R. Rovit Independent Director since July 2018 Age: 59 Race/Ethnicity: Caucasian Gender: Male
Independence & Committees:	Key Skills/Experience:
● Independent Director ● Audit Committee

●
Accounting/Auditing

●
Business Operations

●
Consumer Products

●
Corporate Governance

●
Corporate Strategy & Business Development

●
Ethics/Corporate Social Responsibility

●
Executive Leadership & Management

●
Public Company Board Experience

●
Finance/Capital Management & Allocation

●
Human Resources & Compensation

●
Marketing/Sales & Brand Management

●
Mergers & Acquisitions

Hugh R. Rovit was appointed to our Board on the Merger Closing Date. From June 2010 until the Merger Closing Date, Mr. Rovit served as one of the directors of SPB Legacy. Prior to that time, he had served as a director of SBI from August 2009 to June 2010. Mr. Rovit served as Chief Executive Officer of Ellery Homestyles, a leading supplier of branded and private label home fashion products to major retailers, offering curtains, bedding, throws and specialty products, from May 2013 until its sale in September 2018 to a strategic competitor. Previously, Mr. Rovit served as Chief Executive Officer of Sure Fit Inc., a marketer and distributor of home furnishing products from 2006 through 2012 and was a Principal at turnaround management firm Masson & Company from 2001 through 2005. Previously, Mr. Rovit held the positions of Chief Financial Officer of Best Manufacturing, Inc., a manufacturer and distributor of institutional service apparel and textiles, from 1998 through 2001 and Chief Financial Officer of Royce Hosiery Mills, Inc., a manufacturer and distributor of men’s and women’s hosiery, from 1991 through 1998. Mr. Rovit is a director of Xpress Retail, PlayPower, Inc. and Brown Jordan International and previously has served as a director of Nellson Nutraceuticals, Inc., Kid Brands Inc., Atkins Nutritional, Inc., Oneida, Ltd., Cosmetic Essence, Inc. and Twin Star International. Mr. Rovit received his Bachelor of Arts degree from Dartmouth College and has an MBA from Harvard Business School. Mr. Rovit is a member of our Audit Committee.

Class III Directors

David M. Maura Director since July 2018 Age: 47 Race/Ethnicity: Caucasian Gender: Male
Independence & Committees: ● None
Key Skills/Experience:

●
Accounting/Auditing

●
Business Operations

●
Consumer Products

●
Corporate Governance

●
Corporate Strategy & Business Development

●
Ethics/Corporate Social Responsibility

●
Executive Leadership & Management

●
Public Company Board Experience

●
Finance/Capital Management & Allocation

●
Human Resources & Compensation

●
Mergers & Acquisitions

●
Public Company Executive Experience

David M. Maura was appointed our Executive Chairman and our Chief Executive Officer on the Merger Closing Date. Previously, he had served as the Executive Chairman, effective as of January 2016, and as Chief Executive Officer, effective as of April 2018, of SPB Legacy. Prior to such appointment, Mr. Maura served as non-executive
Chairman of the Board of SPB Legacy since July 2011 and served as interim Chairman and as one of the directors of SPB Legacy since June 2010. Mr. Maura was a Managing Director and the Executive Vice President of Investments at HRG Legacy from October 2011 until November 2016 and had been a member of HRG Legacy’s board of directors from May 2011 until December 2017. Mr. Maura previously served as a Vice President and Director of Investments of Harbinger Capital Partners LLC (“Harbinger Capital”) from 2006 until 2012. Prior to joining Harbinger Capital in 2006, Mr. Maura was a Managing Director and Senior Research Analyst at First Albany Capital, Inc., where he focused on distressed debt and special situations, primarily in the consumer products and retail sectors. Prior to First Albany, Mr. Maura was a Director and Senior High Yield Research Analyst in Global High Yield Research at Merrill Lynch & Co. Previously, Mr. Maura was a Vice President and Senior Analyst in the High Yield Group at Wachovia Securities, where he covered various consumer product, service, and retail companies. Mr. Maura began his career at ZPR Investment Management as a Financial Analyst.
Mr. Maura served as Chairman, President and Chief Executive Officer of Mosaic Acquisition Corp., a special purpose acquisition company, from October 2017 to January 2020, when the company merged with Vivint Smart Home, Inc. (“Vivint”). Following completion of the merger, he remains a director of Vivint and owns less than five percent of the outstanding common stock of Vivint.
He previously has served on the boards of directors of Ferrous Resources, Ltd., Russell Hobbs, and Applica. Mr. Maura received a B.S. in Business Administration from Stetson University and is a CFA charterholder.

Terry L. Polistina Lead Independent Director since July 2018 Age: 56 Race/Ethnicity: Caucasian Gender: Male
Independence & Committees: ● Independent Director ● Chair of our Audit Committee ● Compensation Committee
Key Skills/Experience:

●
Accounting/Auditing

●
Business Operations

●
Consumer Products

●
Corporate Governance

●
Corporate Strategy & Business Development

●
Ethics/Corporate Social Responsibility

●
Executive Leadership & Management

●
Public Company Board Experience

●
Finance/Capital Management & Allocation

●
Human Resources & Compensation

●
International Business Experience

●
Marketing/Sales & Brand Management

●
Mergers & Acquisitions

●
Public Company Executive Experience

Terry L. Polistina was appointed to our Board on the Merger Closing Date. From June 2010 until the Merger Closing Date, Mr. Polistina served as one of the directors of SPB Legacy. Since July 2018, Mr. Polistina has also served as the Lead Independent Director of the Board. Prior to that, he served as a director of SBI from August 2009 to June 2010. Mr. Polistina served as the President, Small Appliances of SPB Legacy beginning in June 2010 and became President – Global Appliances of SPB Legacy in October 2010 until September 2013. Prior to that, Mr. Polistina served as the Chief Executive Officer and President of Russell Hobbs from 2007 until 2010. Mr. Polistina served as Chief Operating Officer at Applica from 2006 to 2007 and Chief Financial Officer from 2001 to 2007, at which time Applica combined with Russell Hobbs. Mr. Polistina is a director of privately held Entic, Inc. Mr. Polistina received an undergraduate degree in finance from the University of Florida and holds an MBA from the University of Miami. Mr. Polistina is the Chair of our Audit Committee, a member of our Compensation Committee and serves as the Lead Independent Director of the Board.

Our Executive Officers
Our executive officers serve at the discretion of our Board. Our Board selected each of our executive officers because his or her background provides each executive with the experience and skillset geared toward helping us succeed in our business strategy. Our management team is comprised of seasoned executives who all focus on the performance of our Company to drive long-term outcomes for us. We are committed to ensuring that female and minority candidates are among the pool of individuals from which new executive officers are selected. During Fiscal 2019, we made progress in advancing this objective by appointing to our executive team a woman and a candidate from a diverse background. We are committed to further progressing this objective in the future.
Included in the discussion below is information regarding our executive officers who do not serve as directors of our Company. See “
Our Board of Directors
” above for certain information regarding David Maura, our only director-employee.

Randal Lewis Executive Vice President, Chief Operating Officer since October 2018 Age: 53 Race/Ethnicity: Caucasian Gender: Male

Randal Lewis was appointed our Chief Operating Officer in October 2018 and Executive Vice President in September 2019. He has direct responsibility for all operating divisions. Mr. Lewis previously led our former Pet, Home & Garden Division since November 2014. Prior to that, he was Senior Vice President and General Manager of our Home & Garden business since January 2011, where he led the restructuring of that business. From April 2005 to January 2011, Mr. Lewis served as our Home & Garden business’s Vice President, Manufacturing and Vice President, Operations. Prior to that, Mr. Lewis held various leadership roles from October 1997 to April 2005 with the former owners of United Industries Corporation, which is now owned by the Company, and from January 1989 to October 1997 Mr. Lewis worked at Unilever. Mr. Lewis earned a Bachelor of Science degree in mechanical engineering from the University of Illinois, Urbana-Champaign.

Rebeckah Long Senior Vice President, Global Human Resources since September 2019 Age: 45 Race/Ethnicity: Caucasian Gender: Female

Rebeckah Long was appointed our Senior Vice President, Global Human Resources in September 2019 and has direct responsibility for consistent delivery and execution of the Human Resource function globally. Ms. Long previously served as Vice President of Global Human Resources of Spectrum Brands since April 2019. Prior to that, she was Human Resource Business Partner for several business divisions within Spectrum Brands since March 2008, with a focus on talent strategy and organizational effectiveness. Prior to joining Spectrum Brands, she was the Regional Human Resources Manager for United Rentals, lnc. from June 2000 to February 2008 and was responsible for the integration of over 25 businesses into the United Rentals portfolio. Rebeckah holds a Bachelor of Science degree in Economics from Illinois State University.

Jeremy W. Smeltser Executive Vice President, Chief Financial Officer since November 2019 Age: 45 Race/Ethnicity: Caucasian Gender: Male

Jeremy W. Smeltser was appointed our Executive Vice President on October 1, 2019 and was appointed our Chief Financial Officer on November 17, 2019. He previously served as Vice President and Chief Financial Officer of SPX Flow, Inc. (“SPX Flow”). Prior to his role at SPX Flow, he served as Vice President and Chief Financial Officer of SPX Corporation, where he served in various roles, including as Vice President and Chief Financial Officer, Flow Technology, and became an officer of SPX Corporation in April 2009. Mr. Smeltser joined SPX Corporation in 2002 from Ernst & Young LLP, where he was an audit manager in Tampa, Florida. Prior to that, he held various positions with Arthur Andersen LLP, in Tampa, Florida, and Chicago, Illinois, focused primarily on assurance services for global manufacturing clients. Mr. Smeltser earned a Bachelor of Science degree in Accounting from Northern Illinois University.

Ehsan Zargar Executive Vice President, General Counsel and Corporate Secretary since October 2018 Age: 42 Race/Ethnicity: Asian (Middle East) Gender: Male

Ehsan Zargar was appointed our Executive Vice President, General Counsel and Corporate Secretary on October 1, 2018. Mr Zargar is responsible for the Company’s legal, insurance and real estate functions. From June 2011 until the Merger Closing Date, Mr. Zargar held a number of increasingly senior positions with HRG Legacy, including serving as its Executive Vice President and Chief Operating Officer from January 2017 until the Merger Closing Date, as its General Counsel since April 2015, and as Corporate Secretary since February 2012. From August 2017 until the Merger Closing Date, Mr. Zargar served as a director of SPB Legacy. From November 2006 to June 2011, Mr. Zargar worked in the New York office of Paul, Weiss, Rifkind, Wharton & Garrison LLP. Previously, Mr. Zargar practiced law at another major law firm focusing on general corporate matters. Mr. Zargar received a law degree from Faculty of Law at the University of Toronto and a B.A. from the University of Toronto.

Corporate Governance
The following table provides an overview of our corporate governance, including recent enhancements and existing practices.

Recent Enhancements
✓ Increased diversity among Board and executive team
✓ Adopted majority voting and a director resignation policy
✓ Strengthened our stock ownership guidelines
✓ Strengthened our anti-hedging policy
✓ Adopted an anti-pledging policy
✓ Hired a second independent compensation consultant
✓ Completed our transition to a stand-alone independent company

Existing Practices
✓ Independent lead director
✓ Majority of the Board comprised of independent directors
✓ All committees comprised entirely of independent directors
✓ Anti-hedging policy
✓ Robust clawback policy
✓ Independent compensation consultant
✓ All three members of our Audit Committee are financial experts

Board Structure
Lead Independent Director
Mr. Polistina was appointed to our Board, and as our Lead Independent Director in July 2018. In his capacity as our Lead Independent Director, Mr. Polistina:
.
•	presides at all meetings of the Board at which the Chairman of the Board is not present;

•	presides at all executive sessions of the independent members of the Board, and has the authority to call meetings of the independent members of the Board;

•	serves as liaison between the management and the independent members of the Board, and provides our Chief Executive Officer (“CEO”) and other members of management with feedback from executive sessions of the independent members of the Board;

•	reviews and approves the information to be provided to the Board;

•	reviews and approves meeting agendas and coordinates with management to develop such agendas;

•	approves meeting schedules to assure there is sufficient time for discussion of all agenda items;

•	if requested by major shareholders, ensures that he is available for consultation and direct communication;

•	interviews, along with the Chair of our NGC Committee, Board and senior management candidates and makes recommendations with respect to Board candidates and hiring of senior management;

•	consults with the Chair and other members of our Compensation Committee with respect to the performance review of our CEO and other member of our senior management team; and

•	performs such other functions and responsibilities as requested by the Board from time to time.

Mr. Maura serves as our Executive Chairman and our CEO. Given Mr. Maura’s broad experience in mergers and acquisitions, the consumer products and retail sectors, and finance and investments, as well as his role in SPB Legacy’s strategy and growth since 2010, our Board believes that it is in the best interest of the Company for Mr. Maura to concurrently serve as our Executive Chairman and CEO.
Director Independence
In accordance with the New York Stock Exchange Listed Company Manual (the “NYSE Rules”) and our Corporate Governance Guidelines, a majority of our Board is required to be comprised of independent directors. All of our directors, except for David Maura (our Chairman and CEO), qualify as independent directors. More specifically, our Board has affirmatively determined that none of the following directors has a material relationship with the Company (either directly or as a partner, stockholder, or officer of an organization that has a relationship with the Company): Kenneth C. Ambrecht, Sherianne James, Norman S. Matthews, Terry L. Polistina and Hugh R. Rovit. Our Board has adopted the definition of “independent director” set forth under Section 303A.02 of the NYSE Rules to assist it in making determinations of independence. Our Board has determined that the directors referred to above currently meet these standards and qualify as independent.
Meetings of Independent Directors
The Company generally holds executive sessions at each Board and committee meeting. In his capacity as our Lead Independent Director, Mr. Polistina presides over executive sessions of the entire Board and the Chair of each committee presides over the executive sessions of that committee.
Committees Established by Our Board of Directors
Our Board has designated three principal standing committees: our Audit Committee, our Compensation Committee, and our NCG Committee, each of which has a written charter addressing each such committee’s purpose and responsibilities. Each such committee is comprised entirely of independent directors.
Audit Committee
Our Audit Committee has been established in accordance with Section 303A.06 of the NYSE Rules and Rule
10A-3
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the purpose of overseeing the Company’s accounting and financial reporting processes and audits of our financial statements. Our Audit Committee is responsible for monitoring (i) the integrity of our financial statements, (ii) our independent registered public accounting firm’s qualifications and independence, (iii) the performance of our internal audit function and independent auditors, and (iv) our compliance with legal and regulatory requirements. The responsibilities and authority of our Audit Committee are described in further detail in the Charter of the Audit Committee, as adopted by our Board in July 2018, a copy of which is available at our website www.spectrumbrands.com under “
Investor Relations—Corporate Governance Documents
”.
The current members of our Audit Committee are Terry L. Polistina (Chair), Kenneth C. Ambrecht, and Hugh R. Rovit. Our Board has determined that each member of our Audit Committee qualifies as an “audit committee financial expert” as defined in the rules promulgated by the SEC in furtherance of Section 407 of the Sarbanes-Oxley Act of 2002. Our Board has determined that all of the members of our Audit Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Rules, Section 10A(m)(3)(B) of the Exchange Act, and Exchange Act Rule
 10A-3(b).
Compensation Committee
Our Compensation Committee is responsible for (i) overseeing our compensation and employee benefits plans and practices, including our executive compensation plans and our incentive-compensation and equity-based plans, (ii) evaluating and approving the performance of our Executive Chairman and CEO and other executive officers in light of those goals and objectives, and (iii) reviewing and discussing with management our compensation discussion and analysis disclosure and compensation committee reports in order to comply with our public reporting requirements. The responsibilities and authority of our Compensation Committee are described in further detail in the Charter of the Compensation Committee, as adopted by our Board in July 2018, a copy of which is available at our website www.spectrumbrands.com under “
Investor Relations—Corporate Governance Documents
”.
The current members of our Compensation Committee are Kenneth C. Ambrecht (Chair), Norman S. Matthews and Terry L. Polistina. Our Board has determined that all of the members of our Compensation Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Rules.
NCG Committee
Our NCG Committee is responsible for (i) identifying and recommending to our Board individuals qualified to serve as our directors and on our committees of our Board, (ii) advising our Board with respect to board composition, procedures and committees, (iii) developing and recommending to our Board a set of corporate governance principles applicable to the Company, and (iv) overseeing the evaluation process of our Board and our Executive Chairman and CEO. The responsibilities and authority of our NCG Committee are described in further detail in the Charter of the NCG Committee, as adopted by our Board in July 2018, a copy of which is available at our website www.spectrumbrands.com under “
Investor Relations—Corporate Governance Documents
”.
The current members of our NCG Committee are Norman S. Matthews (Chair), Kenneth C. Ambrecht, and Sherianne James. Ms. James was appointed as a member of the NCG Committee on January 28, 2020. Our Board has determined that all of the members of our NCG Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Rules.
Board and Committee Activities
During Fiscal 2019, our Board held a total of 11 meetings, and acted by unanimous written consent on a total of 6 occasions. Our Audit Committee held a total of 7 meetings during Fiscal 2019. Our Compensation Committee held 8 meetings and acted by unanimous written consent on 2 occasions during Fiscal 2019. Our NCG Committee held 3 meetings during Fiscal 2019.
During Fiscal 2019, all of our directors attended at least 75% of the meetings of the Board and committees on which they served.
Our Practices and Policies
Corporate Governance Guidelines and Code of Ethics and Business Conduct
Our Board has adopted our Corporate Governance Guidelines to assist it in the exercise of its responsibilities. These guidelines reflect our Board’s commitment to monitor the effectiveness of policy and decision-making both at our Board and management level, with a view to enhancing stockholder value over the long-term. Our Corporate Governance Guidelines address, among other things, our Board and Board committee composition and responsibilities, director qualifications standards and selection and evaluation of our CEO.

Our Board has adopted a Code of Business Conduct and Ethics Policy for directors, officers and employees and a Code of Ethics for the Principal Executive and Senior Financial Officers to provide guidance to our CEO, chief financial officer (“CFO”), principal accounting officer or controller, and our business segment chief financial officers or persons performing similar functions.
Majority Voting and Director Resignation Policy
During Fiscal 2019, our Board adopted a majority voting policy for the election of directors. Pursuant to this policy, which applies in the case of uncontested director elections, a director must be elected by a majority of the votes cast with respect to the election of such director. For purposes of this policy, a “majority of the votes cast” means that the number of shares voted “for” a director must exceed the number of shares voted “against” that director and abstentions and broker non-votes
are not counted as “votes cast.”
The policy also provides that in the event that an incumbent director nominee receives a greater number of votes “against” than votes “for” his or her election, he or she must (within five business days following the final certification of the related election results) offer to tender his or her written resignation from the Board to the NCG Committee. The NCG Committee will review such offer of resignation and will consider such factors and circumstances as it may deem relevant, and, within 90 days following the final certification of the election results, will make a recommendation to the Board concerning the acceptance or rejection of such tendered offer of resignation. The policy requires the decision of the Board to be promptly publicly disclosed.
Anti-Hedging Policy
The Company believes it is improper and inappropriate for our directors, officers and employees and certain of their family members (each, a “Subject Person”) to engage in hedging, short-term or speculative transactions involving the Company’s securities. Our anti-hedging policy, which we further strengthened during Fiscal 2019, applies to all Subject Persons. The Company prohibits Subject Persons from engaging in (i) derivative, speculative, hedging, or monetization transactions in Company securities (including, but not limited to, any trading on derivatives (such as swaps, forwards, and/or futures) of Company securities that allow a stockholder to lock in the value of Company securities in exchange for all or part of the potential upside appreciation in the value of such stock), (ii) short sales (i.e., selling stock the Subject Person does not own and borrowing shares to make delivery), and (iii) buying or selling puts, calls, options or other derivatives in respect of Company securities.
Anti-Pledging Policy
In addition, the Company believes it is improper and inappropriate for any Subject Person to engage in pledging transactions involving the Company’s securities. During Fiscal 2019, we adopted a robust anti-pledging policy, which prohibits Subject Persons from pledging or encumbering Company securities as collateral for a loan or other indebtedness. This prohibition includes, but is not limited to, holding such shares in a margin account as collateral for a margin loan or borrowing against Company securities on margin. Any pledges (and any modifications or replacements of such pledges) that existed prior to the adoption of our policy are grandfathered unless otherwise prohibited by applicable law or Company policy and so long as any modification or replacement of any pre-existing
pledge does not result in additional shares being pledged.
Securities Trading Policy
Our Company believes that it is appropriate to monitor and prohibit certain trading in the securities of our Company. Accordingly, trading of the Company’s securities by directors, executive officers and certain other employees who are so designated by the office of the Company’s General Counsel is subject to trading period limitations or must be conducted in accordance with a previously established trading plan that meets SEC requirements. At all times, including during approved trading periods, directors, executive officers and certain other employees notified by the office of the Company’s General Counsel are required to obtain preclearance from the Company’s General Counsel or his designee prior to entering into any transactions in Company securities, unless those transactions occur in accordance with a previously established trading plan that meets SEC requirements.
Transactions subject to our securities trading policy include, among others, purchases and sales of Company stock, bonds, options, puts and calls, derivative securities based on securities of the Company, gifts of Company securities, contributions of Company securities to a trust, sales of Company stock acquired upon the exercise of stock options, broker-assisted cashless exercises of stock options, market sales to raise cash to fund the exercise of stock options, and trades in Company’s stock made under an employee benefit plan.
Stock Ownership Guidelines
Our Board believes that our directors, NEOs and certain of the Company’s other officers and employees should own and hold Company common stock to further align their interests with the interests of stockholders and to further promote the Company’s commitment to sound corporate governance.
To memorialize this commitment, effective January 29, 2013, our Board, upon the recommendation of our Compensation Committee, established stock ownership and retention guidelines (the “SOG”) applicable to the Company’s directors, NEOs and all other officers of the Company and its subsidiaries with a level of Vice President or above (such officers and our NEOs, our “Covered Officers”). Effective January 1, 2020, the Company improved and enhanced the SOG to further align it with best practices by: (i) increasing our directors’ and Covered Officers’ retention requirement from 25% to 50% of their net after-tax
shares received under awards granted (other than equity awards granted pursuant to the annual cash bonus plan) until they reach their required stock ownership under the SOG; and (ii) extending the applicable time period for our directors and Covered Officers to achieve the minimum ownership requirements to five (5) years from the date of eligibility or promotion. Even when the required stock ownership is obtained, all employee incentive plan participants, including NEOs, are subject to an additional stock retention requirement requiring them to retain at least 25% of their net after-tax
shares of Company stock received under awards for one year after date of vesting.
Under the updated SOG, our directors are expected to achieve stock ownership with a value of at least five times their annual cash retainer. In addition, our Covered Officers are expected to achieve the levels of stock ownership indicated below (which equal a dollar value of stock based on a multiple of the Covered Officer’s base salary).

Position	$ Value of Stock to be Retained (Multiple of Base Salary or Cash Retainer)	Years to Achieve

Board Members	5x Cash Retainer	5 years

Executive Chairman and CEO	5x Base Salary	5 years

COO, CFO, General Counsel, and Presidents of business units	3x Base Salary	5 years

Senior Vice Presidents	2x Base Salary	5 years

Vice Presidents	1x Base Salary	5 years

The stock ownership levels attained by a director or a Covered Officer are based on shares directly owned by the director or Covered Officer, whether through earned and vested restricted stock units (“RSU”) or performance stock units (“PSU”) or restricted stock grants or open market purchases. Unvested restricted shares, unvested RSUs and PSUs, and stock options do not count toward the ownership goals; provided, that, effective January 1, 2020, unvested time-based restricted stock and unvested time-based RSUs will count. On an annual basis, our Compensation Committee reviews the progress of our directors and Covered Officers in meeting these guidelines. In some circumstances, failure to meet the guidelines by a director or a Covered Officer could result in additional retention requirements or other actions by our Compensation Committee.

Compensation Clawback Policy
We have adopted a Compensation Clawback Policy setting forth the conditions under which applicable incentive compensation provided to our executive officers may be subject to forfeiture, disgorgement, recoupment, or diminution (“clawback”). This policy provides that our Board or our Compensation Committee shall require the clawback or adjustment of incentive-based compensation to the Company in the following circumstances:
●	As required by Section 304 of the Sarbanes Oxley Act of 2002, which generally provides that if the Company is required to prepare an accounting restatement due to material noncompliance as a result of misconduct with financial reporting requirements under the securities laws, then the CEO and CFO must reimburse the Company for any incentive-based compensation or equity compensation and profits from the sale of the Company’s securities during the
12-month
period following initial publication of the financial statements that had been restated;

●	As required by Section 954 of the Dodd-Frank Act and Rule
10D-1
of the Exchange Act, which generally require that, in the event the Company is required to prepare an accounting restatement due to its material noncompliance with financial reporting requirements under the securities laws, the Company may recover from any of its current or former executive officers who received incentive compensation, including stock options, during the three-year period preceding the date on which the Company is required to prepare a restatement based on the erroneous financial reporting, any amount that exceeds what would have been paid to the executive officer after giving effect to the restatement; and

●	As required by any other applicable law, regulation, or regulatory requirement.

Additionally, our Board or Compensation Committee in their discretion may require that any executive officer who has been awarded incentive-based compensation shall forfeit, disgorge, return, or adjust such compensation in the following circumstances:
●	If the Company suffers significant financial loss, reputational damage, or similar adverse impact as a result of actions taken or decisions made by the executive officer in circumstances constituting illegal or intentionally wrongful conduct or gross negligence; or

●	If the executive officer is awarded or is paid out under any incentive compensation plan of the Company on the basis of a material misstatement of financial calculations or information, or if events coming to light after the award disclose a material misstatement which would have significantly reduced the amount of the award or payout if known at the time of the award or payout.

The awards and incentive compensation subject to clawback under this policy include vested and unvested equity awards, shares acquired upon vesting or lapse of restrictions, short- and long-term incentive bonuses and similar compensation, discretionary bonuses, and any other awards or compensation under the Company’s equity plans, and any other incentive compensation plan of the Company. Any clawback under this policy may, in the discretion of our Board or Compensation Committee, be effectuated through the reduction, forfeiture, or cancellation of awards, the return of paid-out
cash or exercised or released shares, adjustments to future incentive compensation opportunities, or in such other manner as our Board and Compensation Committee determine to be appropriate, except as otherwise required by law.
In addition, under the Company’s equity plans, any equity award granted may be cancelled by our Compensation Committee in its sole discretion, except as prohibited by applicable law, if the participant, without the consent of the Company, while employed by or providing services to the Company or any affiliate or after termination of such employment or service, violates a non-competition,
non-solicitation,
or
non-disclosure
covenant or agreement or otherwise engages in activity that is in conflict with or is adverse to the interests of the Company or any affiliate, including fraud or conduct contributing to any financial restatements or irregularities engaged in, as determined by our Compensation Committee in its sole discretion. Our Compensation Committee may also provide in any award agreement that the participant will forfeit any gain realized on the vesting or exercise of such award, and must repay the gain to the Company, in each case except as prohibited by applicable law, if (i) the participant engages in any activity referred to in the preceding sentence, or (ii) the amount of any such gain is in excess of what the participant should have received under the terms of the award for any reason (including without limitation by reason of a financial restatement, mistake in calculations, or other administrative error). Additionally, awards are subject to claw-back, forfeiture, or similar requirements to the extent required by applicable law (including without limitation Section 304 of the Sarbanes-Oxley Act and Section 954 of the Dodd Frank Act). Equity awards issued have included these provisions.

Risk Oversight
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
The Company has implemented an annual formalized risk assessment process. In accordance with this process, a governance risk and compliance committee of certain members of senior management has the responsibility to identify, assess and oversee the management of risk for the Company. This committee obtains input from other members of management and subject matter experts as needed. Management uses the collective input received to measure the potential likelihood and impact of key risks and to determine the adequacy of the Company’s risk management strategy. Periodically, representatives of this committee report to our Audit Committee on its activities and the Company’s risk exposure.
In Fiscal 2019, our management and our Audit Committee reviewed our reporting processes and took a number of actions to further enhance such processes. In connection with such efforts, we made changes to our internal control over financial reporting and successfully remediated the material weakness that we disclosed in our Annual Report on Form
10-K
for Fiscal 2018. See Item 9A of the Original Form
10-K
for a detailed discussion of this remediation process.
Environmental, Social and Governance Matters
We are committed to sustainability and recognize the impact our business has on the world. We believe in making a positive difference in the communities in which we live and work and strive to discharge our corporate social responsibilities from a global perspective and throughout every aspect of our operations. Our Board recognizes the negative effect poor environmental practices and human capital management may have on us and our returns. Our Board carefully considers and balances the impact on the environment, people and the communities of which we are a part in deciding how to operate our business. Our Board receives periodic reports regarding our risk exposure and risk mitigation efforts in these areas.
Related Person Transactions Policy
Our Board has adopted a written policy for the review, approval and ratification of transactions that involve related persons and potential conflicts of interest. See
“Certain Relationships and Related Transactions”
for discussion of this policy and disclosure of our related person transactions.
Transfer of Our Shares of Common Stock
Our Company has substantial deferred tax assets related to net operating losses and tax credits (together, “Tax Attributes”) for U.S. federal and state income tax purposes. These Tax Attributes are an important asset of the Company because we expect to use these Tax Attributes to offset future taxable income. The Company’s ability to utilize or realize the carrying value of such Tax Attributes may be impacted if the Company experiences an “ownership change” or certain other events under applicable tax rules. If an “ownership change” were to occur, we could lose the ability to use a significant portion of its Tax Attributes, which could have a material adverse effect on the Company’s results of operations and financial condition.
Accordingly, we have adopted certain transfer restrictions designed to limit an “ownership change.” These transfer restrictions are subject to certain exceptions, including, among others, prior approval of a Prohibited Transfer by our Board. As previously disclosed, our Board has granted pre-approvals
to certain large institutional investors and their affiliates. The foregoing description of the transfer restrictions contained within our Charter is not complete and is qualified in its entirety by reference to the full text of the Charter, which is incorporated by reference into this report.
Governance Documents Availability
We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics for directors, officers and employees, Code of Ethics for the Principal Executive and Senior Financial Officers, Audit Committee Charter, Compensation Committee Charter, and NCG Committee Charter on our website www.spectrumbrands.com under “
Investor Relations—Corporate Governance Documents
”. We intend to disclose any amendments to, and, if applicable, any waivers of, these governance documents on that section of our website. These governance documents are also available in print without charge to any stockholder of record that makes a written request to the Company. Inquiries must be directed to the Investor Relations Department at Spectrum Brands Holdings, Inc., 3001 Deming Way, Middleton, WI 53562.

Director Compensation
Our Compensation Committee is responsible for approving, subject to review by our Board as a whole, compensation programs for our non-employee
directors. In that function, our Compensation Committee considers market and peer company data regarding director compensation and annually evaluates the Company’s director compensation practices in light of that data and the characteristics of the Company as a whole, with the assistance of its independent compensation advisors. Under our director compensation program, at the beginning of each fiscal year, each non-employee
director receives an annual grant of RSUs equal to that number of shares of the Company’s common stock with a value on the date of grant of $125,000. Additionally, each director is eligible to receive an annual cash retainer of $105,000 which is paid quarterly. In addition, the Lead Independent Director receives an additional annual cash retainer of $40,000 and an additional annual equity retainer amount of $20,000.
For Fiscal 2019, compensation for service on the standing committees of our Board, was paid in an annual amount as follows below. Mr. Maura, our only director who is an employee of the Company, does not receive compensation for his service as a director.

Committee	Chair Annual Retainer	Member Annual Retainer
Audit	$20,000	N/A
Compensation	$15,000	N/A
NCG	$15,000	N/A

Director Compensation Table for Fiscal 2019
The table set forth below, together with its footnotes, provides information regarding compensation paid to our directors in Fiscal 2019. In Fiscal 2019, Mr. Polistina (who was appointed Lead Independent Director in July 2018) received the $60,000 paid in cash for his service as Lead Independent Director in Fiscal 2019. Mr. Polistina also received an additional $11,500 representing the pro rata
portion of these fees for his service in Fiscal 2018, which was not paid in Fiscal 2018. Directors are permitted to make an annual election to receive all of their director compensation (including for service on committees of our Board) in the form of Company stock in lieu of cash. For Fiscal 2019, the grants of RSUs were made on October 1, 2018 (except for Ms. James who became a director on October 23, 2018 and received a grant of RSUs on November 1, 2018). All such RSUs (including those awarded to Ms. James) vested on October 1, 2019.

Name (1)	Fees Earned or Paid in Cash (2)	Stock Awards (3)(4)	All Other Compensation (5)	Total
Kenneth C. Ambrecht	$ -	$ 244,122	$9,071	$253,193
David S. Harris (6)	$ -	$ 229,157	$5,171	$234.328
Sherianne James	$100,042	$ 121,334	$3,081	$224,457
Norman S. Matthews	$ -	$ 244,122	$6,383	$250,505
Terry L. Polistina	$71,500	$ 249,110	$5,621	$326,231
Hugh R. Rovit	$ -	$ 229,157	$5,705	$234,862
Joseph S. Steinberg (2)(5)(6)	$ -	$ 229,157	$5,171	$234,328

(1)	This table includes only directors who received compensation during Fiscal 2019.

(2)	Amounts reflected in this column include the annual retainer fees and committee Chair fees paid in cash to the applicable director during Fiscal 2019.

(3)	Amounts in this column represent the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. The value was computed by multiplying the number of shares underlying the stock award by the closing price per share of the Company’s common stock on each grant date (or, as applicable, the last trading date immediately prior to the grant date if the grant date fell on a date when the New York Stock Exchange was closed), which was $74.45 on October 1, 2018, and was $66.17 on November 1, 2018. The directors received RSUs on October 1, 2018, which vested on October 1, 2019 as follows: Mr. Ambrecht, 3,279; Mr. Harris, 3,078; Mr. Matthews, 3,279; Mr. Polistina, 3,346; Mr. Rovit, 3,079; and Mr. Steinberg, 3,078. In connection with her appointment to our Board on October 23, 2018, Ms. James received 1,834 RSUs on November 1, 2018, which vested on October 1, 2019.

(4)	As of September 30, 2019, Messrs. Ambrecht, Harris, Matthews, Polistina, Rovit and Steinberg held 3,279, 3,078, 4,103, 3,346, 3,078 and 3,078 outstanding unvested RSUs respectively, and Ms. James held 1,834 outstanding unvested RSUs.

(5)	Includes dividends paid on RSUs which were not factored into the grant date fair value of the RSUs. The amount of the dividends for Messrs. Ambrecht, Harris, Matthews, Polistina, Rovit and Steinberg was $5,509, $5,171, $5,509, $5,621, $5,171, $5,171, respectively and $3,081 for Ms. James.

(6)	In connection with the termination of the Company’s shareholder agreement with Jefferies Financial Group, Inc. (“Jefferies Financial”), Messrs. Joseph S. Steinberg and David S. Harris (each of whom had been appointed as Board designees of Jefferies Financial pursuant to such agreement) resigned from our Board.

Compensation Committee Interlocks and Insider Participation
The current members of our Compensation Committee are Kenneth C. Ambrecht (Chair), Norman S. Matthews, and Terry L. Polistina. During Fiscal 2019, none of the members of our Compensation Committee was one of our officers or employees. In addition, during Fiscal 2019, none of our executive officers served as a member of the compensation committee of any other entity that has one or more executive officers serving on our Board or our Compensation Committee.

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
Fiscal 2019 Business Highlights
Fiscal 2019 was a year of significant achievement for the Company as we commenced or completed a number of strategic and transformational initiatives and, alongside these accomplishments delivered positive economic and financial results. A few highlights for Fiscal 2019 include:

●
We continued our momentum after completing the merger with HRG Legacy in Fiscal 2018.

●
We streamlined our business focus by completing the sales of our global battery and lighting (“GBL”) business and our global auto care (“GAC”) business.

●
We no longer have a controlling stockholder and, in Fiscal 2019, Jefferies Financial announced, and ultimately completed, the distribution of its shares, further accelerating our transition to a stand-alone independent company.

●
We simplified and streamlined our overall compensation structure, focusing our ongoing program on a combination of an annual bonus and a single long-term equity program with a three-year performance period.

●
We made changes to our executive team, including the hiring of a new CFO, General Counsel, and the promotion of individuals to Chief Operating Officer (“COO”) and head of HR positions.

●
We made changes to our senior operating team in our businesses to align with our new business strategy.

●
We added diversity to our Board and to our executive team.

●
We hired a second compensation consulting firm to review Company practices.

●
We maintained our global market positions as the #1 leading market position with a number of our products.

●
Despite foreign exchange headwinds and a reported sales decrease of 0.2%, we delivered organic sales growth of 1.4%.

●
We significantly improved our capital structure as net debt (outstanding debt less cash) declined from 5.2 to 3.1 times adjusted EBITDA at the end of 2019. We reduced total debt by $2.4 billion during Fiscal 2019.

●
We returned over $350 million to our shareholders in Fiscal 2019 in dividends and share repurchases.

●
We plan to repurchase up to $250 million of our shares in Fiscal 2020, and have purchased $206 million as of December 29, 2019.

●
We delivered our Fiscal 2019 adjusted EBITDA results within our guidance despite incurring $60 million of cash tariff headwinds.

●
We implemented a Global Productivity Improvement Plan, which is expected to improve our overall annualized operating costs by $100 million in the next
16-22
months.

●
We achieved and exceeded our Fiscal 2019 annual operating plan.

●
We engaged in a thorough and complete review of the Company’s operations and made significant changes to our business strategy.

As noted in the highlights, we have made substantial changes, including restructuring our business and simplifying our capital structure, compensation program and operating model. These changes are designed to provide significant and positive outcomes for the Company and our shareholders in the future.

We began Fiscal 2019 by building on the completion of our Merger with our previous majority stockholder, HRG Legacy. The Merger was a significant achievement for the Company and its stockholders and was negotiated and completed over a significant period of time and consumed a substantial amount of our management’s and directors’ time and efforts. Among other things, the Merger enabled us to acquire certain Tax Attributes of HRG Legacy at a meaningful discount, advance the transformation of the Company into an independent company without a controlling stockholder and increase the float and reduce the volatility in the trading of our common stock.
During and following the time that we were completing the Merger with HRG Legacy, we also sought and ran a process to dispose of three of our business segments: our GBL business, our GAC business and our appliances business. On January 15, 2018, we announced the sale of the GBL business (the “GBL Sale”), which took over 12 months to consummate, to Energizer Holdings, Inc. (“Energizer”) and on November 5, 2018, we announced the sale of the GAC business (the “GAC Sale”), also to Energizer. Both sales were completed in January 2019, resulting in aggregate net proceeds of $2.9 billion to the Company, prior to purchase price adjustments. We ultimately retained our appliances business as part of our continuing operations. The sales process and related negotiation and completion (as applicable) of these three businesses was the source of a significant amount of time and effort for the Company, its management and employees, both domestically and abroad. In particular, the sale of our GBL business was completed only after a protracted and extended regulatory approval process, particularly in Europe.
Through the completion of the sales of our GBL and GAC businesses we streamlined our Company and our operational focus. We were able to effectively realize the benefits of having acquired HRG Legacy’s Tax Attributes in the Merger, sheltering the gains we realized on the completion of the GBL Sale and substantially reducing the taxes that would otherwise have been payable. The $2.9 billion in proceeds, prior to purchase price adjustments, that we received from the GBL Sale and GAC Sale has enabled us to aggressively pay down debt, materially reduce our leverage and strengthen our balance sheet. Our net leverage ratio was 5.2x at the end of Fiscal 2018 and was reduced to 3.1x at the end of Fiscal 2019. Our improved balance sheet will allow us to be more nimble and act strategically as opportunities arise, and also to better withstand any future downturns in the economy. In addition, as part of the respective asset sales, we acquired shares in Energizer so that we have indirectly retained potential upside in the value of our sold businesses.
Following the completion of the asset sales, we commenced a thorough review of the Company’s operations with a view towards resetting our operating model and business strategies to lower costs, improve efficiencies and enable greater organic growth for each of our divisions. This assessment yielded key findings that we are using to overhaul our operating and strategy model, our commercial go-to-market
plans, our sourcing and procurement processes, and our use of technology and automation to operate our business more efficiently. We are referring to this project as our Global Productivity Improvement Program and anticipate it will reduce our overall annualized operating costs by at least $100 million within the next 16 to 22 months. These savings will place the Company on a positive trajectory in the future because we expect that a substantial portion of the savings will be reinvested in growth-enabling activities, including improved consumer insights and additional research and development and marketing.
We also made significant changes to our executive management team, including the hiring of a new CFO, the hiring of a new General Counsel, the promotion of an executive to be our COO and the promotion of an executive to be the global head of HR. We also made changes to the senior management team at our business units in order to align our business unit senior management team with our new operating model and business strategy. These changes are designed to provide fresh new ideas, build on the success for the future, and show our commitment to diversity and inclusion.
We also undertook a complex and comprehensive project of consolidating certain of our distribution centers, which required a significant amount of time and resources. While we experienced some operational challenges with respect to this initiative, we took positive steps to address those challenges and, ultimately, were successful in reaching this milestone, which positions the Company well to achieve its goals for Fiscal 2020 and beyond.
The amount of time and effort required to operate our business (including achieving positive economic and financial results) alongside with pursuing these strategic and transformational initiatives (including the asset sales and the distribution center consolidation) created disruption and distraction for our employees and presented us with additional challenges in Fiscal 2019. Our management and employees devoted substantial additional time and effort to pursue or complete these initiatives, which were quite difficult to achieve particularly during the period of operational challenges and uncertainty facing the Company.
In Fiscal 2019, we transitioned away from annual Equity Incentive Program (“EIP”) grants with one-year
performance periods and our
two-year
stretch Spectrum 3B Plan (“S3B Plan”) to a new program with cliff vesting following a three-year cumulative performance period. This transition to a three-year cliff vesting performance and service period under the new long term incentive program (“LTIP”) created a “gap” in our employees’ compensation opportunity, in that, under this new plan, there would be no long-term incentive vesting opportunity until September 30, 2021. The lack of any potential vesting or payout of long-term
compensation opportunities during this gap period, which represents a significant portion of overall compensation, raised retention concerns. To address this gap, our Compensation Committee granted our NEOs and other selected employees special “Bridge Grants” (which will not be part of ongoing compensation) comprised of RSUs and PSUs that were primarily designed to: (i) provide annual vesting opportunities until the first of the new, annually granted long-term incentive awards would potentially vest after September 30, 2021, and (ii) address the related potential retention concerns.

These Bridge Grants were granted at the beginning of Fiscal 2019 and were designed as two grants to cover two performance cycles, namely the Fiscal 2019 compensation cycle and the Fiscal 2020 compensation cycle. The vesting criteria applicable for the Bridge Grants are:
●
Fiscal 2019 Bridge Grant:
(i) 60% of the Fiscal 2019 Bridge Grant were not guaranteed and were only eligible to vest based on established performance metrics and targets for Fiscal 2019; and 40% of the Fiscal 2019 Bridge Grant was eligible to vest based on continued service through November 21, 2019.

●
Fiscal 2020 Bridge Grant:
(i) 60% of the Fiscal 2020 Bridge Grant were not guaranteed and were only eligible to vest based on established performance metrics and targets for Fiscal 2020; and (ii) 40% of the Fiscal 2020 Bridge Grant was eligible to vest based on continued service through November 21, 2020.

In addition, in recognition of the additional work and completion of the sales, we rewarded our NEOs with special transaction success bonuses (which represented in the aggregate 0.22% of the $2.9 billion net proceeds, prior to purchase price adjustments, received from the sales). No amounts would have been paid if the sales were not consummated. Because of the special circumstances surrounding the sale of our GBL and GAC businesses and our transition to a new long-term equity plan noted above, we do not believe that the Bridge Grants and the transaction success bonuses are indicative of our regular, ongoing annual compensation.
In conjunction with these changes to our equity compensation plans, we made further enhancements to our executive compensation programs by introducing for Fiscal 2020 a third performance metric (Adjusted Return on Equity) that will be weighted equally with Adjusted EBITDA and Adjusted Free Cash Flow for purposes of our equity performance programs; eliminating tax equalization on our financial and tax planning benefit, automobile allowance, and life insurance for all executives in Fiscal 2020; our CEO voluntarily agreeing to eliminate, commencing in Fiscal 2020, his tax planning and financial assistance benefit (including tax equalization) and his executive automobile allowance.
We also made improvements to our corporate governance and executive policies, including adopting a robust anti-pledging policy and strengthening our anti-hedging policy. We also added a majority voting and director resignation policy. In addition, as of January 1, 2020, we increased the required retention of net after-tax
shares by our directors, NEOs and other executives to 50% until they satisfy our stock ownership guidelines. See
“Item 10: Directors, Executive Officers and Corporate Governance—Corporate Governance—Our Practices and Policies”
for more information on these policies. Furthermore, we eliminated certain perquisites including any related tax equalization.
As Fiscal 2019 came to a close, Jefferies Financial announced, and shortly thereafter completed, the distribution of its 14% stake in the Company to its stockholders. Following the distribution, the representative of Jefferies Financial left our Board, completing our Company’s transition from being a controlled company to a widely-held public stockholder constituency.
Our Fiscal 2019 Results
Alongside all of the transformational activities, operational and management changes, and additional demands placed on our team, we attained positive financial results in Fiscal 2019, including those discussed below.
●	We increased or maintained our market positions, which includes our #1 position in the U.S. with residential and luxury locksets, outdoor insect control, grills, toaster ovens, indoor grills and our #1 global position with aquatics and rawhide chews.

●	Our efforts with respect to our transformational and strategic initiatives are being recognized by the market, as our stock has increased 52.2% in price in calendar 2019, and has returned 56.2% in calendar 2019, including dividends.

●	Revenue of $3,802.1 million and net loss from continuing operations of $186.7 million, including $151.4 million of non-cash impairment charges.

●	Adjusted EBITDA of $567 million.

●	Adjusted EBITDA stabilized and in line with guidance with increased investments across the divisions.

●	Reduced total debt by $2.4 billion with proceeds from divestitures of the GBL and GAC businesses.

●	Increased liquidity (cash and cash equivalent plus available credit under our revolving credit facility) by 5.7% to $1.4 billion.

●	Reduced net leverage (net debt to Adjusted EBITDA) to 3.1x from 5.2x.

●	Launched our Global Productivity Improvement Plan, expecting to improve overall annualized operating costs by approximately $100 million within the next 16 to 22 months.

●	In Fiscal 2019, we returned over $355 million to our shareholders through share repurchases of $269 million and $86 million in dividends.

●	In Fiscal 2020, we plan to further repurchase up to $250 million of our shares and have purchased $206 million as of December 29, 2019.

●	Issued $300 million in 5.00% 10-year senior notes and retired all $570 million of our 6.625% senior notes.

●	Incurred $60 million of cash tariffs in Fiscal 2019 that were mostly offset with pricing and productivity.

Fiscal 2019 Named Executive Officers
The following individuals were our NEOs for Fiscal 2019:

David M. Maura	our Chief Executive Officer and Executive Chairman

Douglas L. Martin (1)	our former Executive Vice President and Chief Financial Officer

Randal D. Lewis	our Executive Vice President and Chief Operating Officer

Ehsan Zargar	our Executive Vice President, General Counsel and Corporate Secretary

Rebeckah Long	our Senior Vice President, Global Human Resources

Nathan E. Fagre (2)	our former Senior Vice President, General Counsel and Corporate Secretary

(1)	Mr. Martin ceased to serve as our CFO on November 17, 2019. His employment with the Company ended on December 20, 2019. Jeremy W. Smeltser became our Executive Vice President and CFO on November 17, 2019.

(2)	Mr. Fagre ceased to be our General Counsel as of October 1, 2018. He continued as a non-executive
employee and provided transitional services until May 3, 2019. Mr. Zargar became our Executive Vice President, General Counsel and Corporate Secretary on October 1, 2018.

Fiscal 2019 Executive Compensation Overview
Highlights of developments involving our ongoing executive compensation program in Fiscal 2019, and other post-fiscal year-end
executive team developments, included the following:

✓
97.81% of our stockholders approved our executive compensation program in last year’s Say on Pay vote

✓
We modified our long-term incentive program:

●
As described below, we combined our
one-year
EIP and our
two-year
stretch performance plan (most recently, the S3B Plan) into a new single long-term incentive program that will payout in a cliff only at the end of a three-year cumulative performance period, with 70% based on performance and 30% based on continued service.

●
We eliminated our EIP and S3B compensation plans, which provided for one-year
and
two-year
performance periods, respectively.

●
We introduced in Fiscal 2020 a third performance metric (Adjusted Return on Equity), which will be weighted equally with Adjusted EBITDA and Adjusted Free Cash Flow for purposes of our equity performance programs.

✓
We made significant changes to our executive team and business unit senior management team:

●
We hired a new CFO.

●
We created the position of COO and further promoted our COO to be an Executive Vice President.

●
We hired a new General Counsel.

●
We appointed a new head of global HR, which completed the transition of our executive team.

●
We made changes to the senior management team at our business units in order to align our business unit senior management team with our operating model and business strategy, as well as introduce new ideas and bring fresh perspectives to our businesses.

✓
In Fiscal 2019, NEO salary and bonuses only changed in connection with merit-based promotions.

●
Our NEO salaries and annual bonus targets did not change in Fiscal 2019, except for Mr. Lewis and Ms. Long, whose increases were in connection with their merit-based promotions and increased responsibilities.

✓
In Fiscal 2020, our NEOs’ base salaries and annual bonus targets will remain the same as in Fiscal 2019.

✓
We further enhanced our compensation program:

●
We adopted a robust anti-pledging policy.

●
We strengthened our existing anti-hedging policy.

●
We strengthened our stock ownership guidelines by increasing, as of January 1, 2020, to 50% the net after-tax
portion of our directors’, NEOs’ and other Covered Officers’ shares that they must retain to satisfy our stock ownership requirements.

✓
We eliminated certain executive perquisites:

●
Commencing in Fiscal 2020, our CEO voluntarily eliminated his tax planning and financial assistance benefit (and any related tax equalization) and his executive automobile allowance.

●
We eliminated the tax equalization on our financial and tax planning benefit, automobile allowance, and life insurance for all executives in Fiscal 2020.

Our Compensation Governance Best Practices
We have adopted significant policies with respect to our executive compensation programs, which help to further align our executives’ interests with those of our stockholders.

What We Do
✓	We maintain an independent Compensation Committee with an ongoing review of our compensation philosophy and practices.	✓
We strongly align pay and performance by placing 87.9% of our CEO’s ongoing compensation opportunity and 78.7% (on average) of our other current NEOs’ ongoing compensation opportunities at risk and earned on the basis of Company performance.

✓	We retained independent compensation consultants, including the hiring of an additional independent compensation consulting firm in Fiscal 2019, reporting to the Compensation Committee.	✓	We have a robust clawback policy, described in greater detail under the section titled “Compensation Clawback Policy.”

✓
We consider stockholder advisory votes and views. Our Compensation Committee considers the voting results of our advisory vote on executive compensation (in the most recent annual advisory vote, 97.81% voted in favor).
		✓	For new employment agreements entered into during Fiscal 2019, we have provided that upon termination of employment any performance-based awards are forfeited.

✓
We annually assess our compensation program and have determined that the risks associated with our compensation policies are not reasonably likely to result in a material adverse effect on the Company and its subsidiaries taken as a whole.
✓
70% of our regular equity based awards are based on achievement of performance, and overall 74% to 80% of our regular incentive compensation is fully performance-based with the remainder being time-based equity that is still subject to market risk.

✓
We have robust stock ownership and retention guidelines for our directors, NEOs and certain other officers, and, effective January 1, 2020, we have increased the requirement to retain 50% of net after-tax shares (up from 25%).
		✓	We have strengthened our anti-hedging policy and adopted a robust anti-pledging policy.

✓
We continue to engage in rigorous stockholder outreach to understand stockholder feedback and input on a variety of matters, including business strategy, compensation programs and corporate governance.
		✓	We provide reasonable post-employment provisions and have post-employment restrictive and executive cooperation covenants.

What We Don’t Do

We do not provide any gross-ups for golden parachutes or for other compensation in the future.	We do not provide for accelerated vesting of equity upon retirement for our NEOs.

We do not make loans to executive officers or directors.	We do not provide for single trigger vesting of equity.

We do not allow our NEOs to purchase stock of the Company on margin, enter into short sales or buy or sell derivatives in respect of securities of the Company.	We do not provide excessive perquisites and our NEOs do not participate in defined benefit pension plans or nonqualified deferred compensation plans.

We do not guarantee minimum bonuses to our NEOs.	We do not provide immediate vesting on equity based awards.

We do not grant discounted options and we do not reprice stock options without stockholder approval.	We do not pay cash dividends on unearned and unvested equity awards, unless and until earned and vested.

Stockholder Engagement
Although our executive compensation program received over 97% approval from our stockholders at our last annual meeting, our Compensation Committee believes that it remains essential to engage with our stockholders and receive feedback.

We value stockholder engagement and feedback as we strive to deliver strong financial performance and sustained value creation for our investors. Our ongoing investor engagement program includes outreach focused on the Company’s business strategy, corporate governance and executive compensation programs. In addition to stockholder engagement by our management, many of these engagements include participation by members of our Board, including our Executive Chairman and Lead Independent Director. Robust stockholder engagement continues to be a priority for us in Fiscal 2020.
What we learn through our ongoing engagements is regularly shared with our Board and incorporated into our disclosures, plans and practices, as deemed appropriate. In addition to our ongoing discussions with our stockholders, during Fiscal 2019, we invited stockholders representing nearly 46% of our outstanding shares to discuss their views with our Board regarding our business strategy, corporate governance and executive compensation programs. Partially in response to such feedback, we made the following changes:

✓
We modified our long-term incentive program:

●
 We combined our
one-year
EIP and our
two-year
stretch performance plan (mostly recently, the S3B Plan) into a new single long-term incentive program that will payout in a cliff only at the end of a three-year performance period ending September 30, 2021, with 70% based on performance and 30% based on continued service.

●
We eliminated our EIP and our S3B Plan, which provided for
one-year
and
two-year
performance periods, respectively.

●
 We introduced in Fiscal 2020 a third performance metric (Adjusted Return on Equity), which will be weighted equally with Adjusted EBITDA and Adjusted Free Cash Flow for purposes of our equity performance programs.

✓
Our NEO salaries and annual bonus targets did not change in Fiscal 2019, except for Mr. Lewis and Ms. Long, whose increases were in connection with their promotions and increased responsibilities. In Fiscal 2020, our NEOs’ base salaries and annual bonus targets will remain the same as in Fiscal 2019.

✓	We adopted a robust anti-pledging policy and further strengthened our anti-hedging policy.
✓
We strengthened our stock ownership guidelines by increasing, as of January 1, 2020, to 50% the net after-tax
portion of our directors’, NEOs’, and other Covered Officers’ shares that they must retain to satisfy our stock ownership requirements.

✓	Commencing in Fiscal 2020, our CEO voluntarily eliminated his tax planning and financial assistance benefit (and any related tax equalization) and his executive automobile allowance.
✓	We eliminated the tax equalization on our financial and tax planning benefit, life insurance, and automobile allowance for all executives in Fiscal 2020.

Compensation Overview and Philosophy
Our compensation programs are administered by our Compensation Committee. In Fiscal 2019, these programs were based on our
“pay-for-performance”
philosophy in which variable compensation represents a majority of an executive’s potential compensation. The variable incentive compensation programs continued our focus on the Company-wide goals of increasing growth and earnings, maximizing free cash flow generation, and building for superior long-term stockholder returns. Each year, the Compensation Committee and the Company, along with the assistance of independent compensation consultants, go through a thoughtful process to review risks and opportunities applicable to the Company. As noted above, Fiscal 2019 was a year of transition and uncertainty.
In establishing our compensation programs, our Compensation Committee obtained the advice of two independent compensation consultants, (i) Lyons, Benenson & Company Inc. (“LB & Co.”), and (ii) Pearl Meyer & Partners (“Pearl Meyer”), and evaluated the compensation programs with reference to a peer group of 14 companies, as outlined in the section below entitled “
Role of Committee-Retained Consultants
”.

Background on Compensation Considerations
Our Compensation Committee pursued several objectives in determining our executive compensation programs for Fiscal 2019:
●	To attract and retain highly qualified executives for the Company, each of our business segments and our overall corporate objectives.

●	To align the compensation paid to our executives with our overall corporate business strategies while leaving the flexibility necessary to respond to changing business priorities and circumstances.

●	To address the compensation opportunity gap and retention concerns created by adopting our new compensation plan and to recognize and reward the significant amount of additional time and effort expended by our management team and employees to pursue a number of strategic initiatives and activities, which are further described in “
Compensation Discussion and Analysis—Fiscal 2019 Business Highlights
”.

●	To align the interests of our executives with those of our stockholders and to reward our executives when they perform in a manner that creates value for our stockholders.

In order to pursue these objectives, our Compensation Committee:
●	Considered the advice of our independent compensation consultants on executive compensation issues and program design, including advice on the corporate compensation program as it compared to our peer group companies.

●	Conducted an annual review of total compensation for each NEO, including the compensation and benefit values offered to each executive and other compensation factors.

●	Consulted with our CEO and other members of senior management with regard to compensation matters and met in executive session without management to evaluate management’s input.

●	Solicited comments and concurrence from other Board members regarding its recommendations and actions.

Philosophy on Performance-Based Compensation
Our Compensation Committee designed the Fiscal 2019 executive compensation programs so that, at target levels of performance, a significant portion of the value of each NEO’s annual compensation (which varies by individual) would be based on the achievement of Company-wide Fiscal 2019 performance objectives. Our Compensation Committee concluded that a combination of annual fixed base pay and incentive-based pay provided our NEOs with an appropriate mix of cash compensation and equity-based compensation.
For Fiscal 2019, the percentage of ongoing annual compensation at target based on the achievement of Company-wide performance for the CEO was 87.9% and for the other current NEOs was 78.7% as a group. The chart below sets forth the percentage of compensation that was fixed compared to variable (or at risk) for the CEO and the other current NEOs as a group. The chart below excludes the Bridge Grants and transaction success bonuses as these are not a regular part of our ongoing compensation programs.

In addition, to highlight the alignment of the incentive plans with stockholder interests, our ongoing annual and long-term incentive programs (whether equity or cash-based) in Fiscal 2019 were predominantly performance-based with (i) the Management Incentive Plan (“MIP”) being 100% performance-based and (ii) the three-year long-term equity incentive program being 70% performance-based.

The remainder of each executive’s compensation was made up of amounts that did not vary based on performance. For each of our NEOs, these non-performance-based
amounts are set forth in agreements with the executives as described in “
—Executive Compensation Tables—Termination and Change in Control Provisions—Executive-Specific Provisions regarding Employment, Termination and Change in Control—Agreements with NEOs
,” and are subject to annual review and potential increase by our Compensation Committee. These amounts are determined by our Compensation Committee taking into account the executive’s performance, current market conditions, the Company’s financial condition at the time such compensation levels are determined, compensation levels for similarly situated executives with other companies, experience level and the duties and responsibilities of such executive’s position.
Role of Committee-Retained Consultants
In Fiscal 2019, our Compensation Committee continued to retain outside consultants, LB & Co. and hired a new firm, Pearl Meyer, to assist in formulating and evaluating executive and director compensation programs. Our consultants provided advice on the implications of changes to our business (including the lengthy asset sale processes, our Global Productivity Improvement Plan, the consolidation of our distribution centers and the streamlining of our business and operational focus), our corporate governance and compensation structure and the philosophy of our executive compensation plans. During the past year, our Compensation Committee periodically requested LB & Co and/or Pearl Meyer to:
●	Provide comparative market data for our peer group, and other groups on request, with respect to compensation matters.

●	Analyze our compensation and benefit programs relative to our peer group, including our mix of performance-based compensation, non-variable
compensation and the retentive features of our compensation plans in light of the Company’s strategies and prospects.

●	Review the plan designs, including the performance metrics selected, for our various incentive plans and make recommendations to our Compensation Committee on appropriate plan designs to support the overall corporate strategic objectives, including the extensive work performed and benefits obtained from the efforts of our NEOs and other employees in carrying out the Company’s transformative M&A transactions and transformative strategic transactions.

●	Advise our Compensation Committee on compensation matters and management proposals with respect to compensation matters.

●	Assist in the preparation of our Compensation Discussion and Analysis disclosure and related matters.

●	On request, participate in meetings of our Compensation Committee.

In order to encourage an independent viewpoint, our Compensation Committee and its members (i) had access to LB & Co. and Pearl Meyer at any time without management present; and (ii) have consulted from time to time with each other, other non-management
members of our Board and LB & Co. and Pearl Meyer without management present.
LB & Co., with input from management and our Compensation Committee, developed a peer group of companies based on a variety of criteria, including type of business, revenue, assets and market capitalization. The composition of this peer group is reviewed annually and, if appropriate, revised, based on changes in business orientation of peer group companies, changes in financial size or performance of the Company and the peer group companies, and any mergers, acquisitions, spin-offs or bankruptcies of the companies in the peer group or changes at our Company. At the end of Fiscal 2019, the peer group utilized consisted of the following 14 companies:

✓ Central Garden and Pet Company	✓ Fortune Brands Home & Security, Inc.	✓ Nu Skin Enterprises, Inc.,
✓ Church & Dwight Co., Inc.	✓ Hanesbrands, Inc.	✓ The Scotts Miracle-Gro Company
✓ The Clorox Company	✓ Hasbro, Inc.	✓ Mattel, Inc.
✓ Edgewell Personal Care Company	✓ Helen of Troy Limited	✓ Tupperware Brands Corporation
✓ Energizer Holdings, Inc.	✓ Newell Brands, Inc.

For Fiscal 2019, our Compensation Committee determined to remove Stanley Black & Decker, Inc. from the compensation peer group given its revenue, assets and market capitalization size. No further changes were made to the compensation peer group in Fiscal 2019.
Our Compensation Committee reviews market data as part of assessing the appropriateness and reasonableness of our compensation levels and mix of pay. Although our Compensation Committee does not target a particular range for total compensation as compared to our peer group, it does take this information into account when establishing our compensation programs.
No fees were paid to LB & Co. or Pearl Meyer for services other than executive and director compensation consulting during Fiscal 2019. In accordance with SEC rules, our Compensation Committee considered the independence of LB & Co., and Pearl Meyer including an assessment of the following factors: (i) other services provided to the Company by each consultant, (ii) fees paid by the Company as a percentage of the consulting firm’s total revenue, (iii) policies or procedures maintained by LB & Co. or Pearl Meyer that are designed to prevent conflicts of interest, (iv) any business or personal relationships between the individual consultants involved in the engagement and any member of our Compensation Committee, (v) any Company stock owned by individual consultants involved in the engagement, and (vi) any business or personal relationships between our executive officers and the consultants or the individual consultants involved in the engagement. Our Compensation Committee has concluded that no conflicts of interest prevented LB & Co. or Pearl Meyer from independently advising our Compensation Committee during Fiscal 2019.
Compensation Elements
In Fiscal 2019, our ongoing annual compensation for our NEOs included the following elements:

Element	Purpose	Operation	Performance Measures
Base Salary	● Forms basis for competitive compensation package	● Base salary reflects competitive market conditions, individual performance, and internal parity.
●
Performance of the individual is taken into account by the Compensation Committee, which is advised by its independent compensation consultant, when setting and reviewing base salary levels and continued employment

Annual MIP Bonus	● Motivate achievement of strategic priorities relating to key annual financial metrics
●
Target bonus opportunities are determined by competitive market practices and internal parity.

●
Actual bonus payouts, which can range from
0-250%
of target for the CEO and
0-200%
of target for our other NEOs are determined based on achievement of financial metrics established at the beginning of the performance period

● Equally weighted between Adjusted EBITDA and Adjusted Free Cash Flow
Restricted Stock Units (majority is performance-based and remainder is time-based)	● Align compensation with key drivers of the business ● Encourage focus on long-term shareholder value creation	● Size of award determined by competitive market practices, corporate and individual performance and internal parity and retention considerations
●
Long-term incentive awards focusing on cumulative performance over three-year period ending Fiscal 2021, based on Adjusted EBITDA and Adjusted Free Cash Flow. For Fiscal 2020 grants, a third performance metric, Adjusted Return on Equity, is included (and equally weighted with the other two metrics).

●
The majority of each of the new long-term incentive awards (70%) are performance-based.

In addition to the foregoing, our NEOs received special Bridge Grants and transaction success bonuses that are described further below.
Base Salaries
The annual base salaries for our NEOs were initially set forth in each executive’s employment agreement or separate letter agreement and such salaries may be increased from time to time by our Compensation Committee. In determining the initial annual base salary for each NEO or in making any subsequent increases, our Compensation Committee considered the market conditions at the time such compensation levels were determined, the Company’s financial condition at the time such compensation levels were determined, compensation levels for similarly situated executives at other companies, experience level, and the duties and responsibilities of such executive’s position.
Base salary levels are subject to evaluation from time to time by our Compensation Committee to determine whether increases are appropriate. Our Compensation Committee reviewed the current salaries of our NEOs during Fiscal 2019 and increased the salaries for Mr. Lewis and Ms. Long in connection with their promotions and increased responsibilities. In Fiscal 2019, our other NEO salaries did not increase. In Fiscal 2020, our NEO’s base salaries will remain the same as in Fiscal 2019.
Annual Bonus
Our management personnel, including our NEOs, participate in our annual MIP cash bonus program, which is designed to compensate executives and other managers based on achievement of annual corporate, business segment, and/or divisional financial goals. Under the MIP bonus plan, 100% of the annual bonus is performance-based and no bonus is paid if the relevant performance metrics are not achieved. Although the MIP is a cash bonus program, our Compensation Committee may elect to pay such bonuses in the form of equity. In Fiscal 2019, MIP bonus targets increased for Mr. Lewis and Ms. Long in connection with their promotions and increased responsibilities. Our other NEO MIP bonus targets did not increase. For Fiscal 2019, based on our Adjusted EBITDA and Adjusted Free Cash Flow performance, the MIP payout was achieved at 113.70% of target. In Fiscal 2020, our NEO’s MIP bonus targets will remain the same as their MIP bonus targets in Fiscal 2019.
Under the MIP, each participant has the opportunity to earn a threshold, target, or maximum bonus amount that is 100% contingent upon achieving the annual performance goals set by our Compensation Committee and reviewed by our Board. Particular performance goals are established during the first quarter of the relevant fiscal year and reflect our Compensation Committee’s views of the critical indicators of corporate success in light of primary business priorities. The specific financial targets with respect to performance goals are then set by our Compensation Committee based on our annual operating plan, as approved by our Board, during the first quarter of the relevant fiscal year. The annual operating plan includes performance targets for the Company as a whole as well as for each business segment.

The Fiscal 2019 MIP design included a minimum financial threshold level for each of Adjusted EBITDA and Adjusted Free Cash Flow, below which no payout would be earned with respect to that objective. The achievement of the goals of Adjusted EBITDA and Adjusted Free Cash Flow is determined and earned independently of one another.
In establishing the Fiscal 2019 MIP performance targets, the Compensation Committee considered the GBL Sale and the GAC Sale, and the resulting decrease in Adjusted EBITDA and Free Cash Flow attributable to each sold business unit. Because the Company’s size reduced by approximately 35%, the resulting threshold levels, target levels and maximum level for each of Adjusted EBITDA and Adjusted Free Cash Flow for Fiscal 2019 was lower as compared to Fiscal 2018.
For the purposes of our MIP and LTIP, Adjusted EBITDA and Adjusted Free Cash Flow have the following meanings:
“
Adjusted EBITDA
” means net earnings before interest, taxes, depreciation and amortization, but excluding restructuring, acquisition and integration charges, and other one-time
charges. The result of the formula in the preceding sentence is then adjusted by the Compensation Committee in good faith, after consultation with the CEO, so as to negate the effects of any dispositions; provided, however, that Adjusted EBITDA resulting from businesses or products lines acquired (in Board approved transactions) during the applicable fiscal year will, to the extent reasonably and in good faith determined by the Compensation Committee to be appropriate (after consultation with the CEO), be included in the calculation from the date of acquisition.
“
Adjusted Free Cash Flow
” means Adjusted EBITDA, plus or minus changes in current and long-term assets and liabilities, less cash payments for taxes, restructuring and interest. Any reductions in Adjusted Free Cash Flow resulting from transaction costs or financing fees incurred in connection with any Board approved acquisition or refinancing (in each case during the applicable fiscal year) are added back to Adjusted Free Cash Flow, subject to the approval of the Compensation Committee, reasonably and in good faith, after consultation with the CEO. The result of the formula in the preceding sentences is then adjusted by the Compensation Committee reasonably and in good faith, after consultation with the CEO, so as to negate the effects of any dispositions
; provided, however,
that Adjusted Free Cash Flow resulting from businesses or products lines acquired (in Board approved transactions) during the fiscal year will, to the extent reasonably and in good faith determined by the Compensation Committee to be appropriate (after consultation with the CEO), be included in the calculation from the date of acquisition.
Long-Term Equity Program
In Fiscal 2019, we eliminated our EIP that had provided annual equity grants with only a one-year
performance period and our longer-term S3B Plan with a
two-year
stretch performance period. By simplifying and streamlining our compensation program to a single LTIP with performance measured over three years, we are able to effectively focus on the achievement of significant and sustained improvements in performance and strategic initiatives over the long-term. For Fiscal 2019, we provided our LTIP grants in the form of time-based RSUs and performance-based PSUs that will be eligible to vest after the three-year period commencing October 1, 2018 and ending September 30, 2021. These awards have the features described below.
●	70% of the award vests in a cliff based on three-year cumulative performance against Adjusted EBITDA and Adjusted Free Cash Flow measures. The relatively large performance component of these awards is believed to serve as a valuable incentive to drive outcomes over the long-term for our Company and stockholders.

●	30% will vest in a cliff at the end of the three-year service period. The relatively small time-based component of these awards as part of our overall compensation mix is believed to serve as an important long-term retention and risk mitigation feature. See “
—Fiscal 2019 Compensation Component Pay-Outs—LTIP
.”

●	In addition, there is an opportunity to earn additional PSUs under the LTIP (subject to a cap of 125% of target PSUs) if superior performance is achieved.

●	As noted above, for Fiscal 2020, we have added Adjusted Return on Equity as a third performance metric (equally weighted).

Special Awards
As noted above, Fiscal 2019 was a transformative year as we, among other things, launched a sale process for three of our business units and completed the sale of GBL and GAC businesses, resulting in net proceeds of $2.9 billion (prior to purchase price adjustments), substantially reduced our debt and strengthened our balance sheet, transitioned to an independent company with greater liquidity and less volatility in trading of our stock, significantly enhanced our executive management team and implemented a Global Productivity Improvement Plan and a new long-term equity plan. In recognition of the special circumstances created by these initiatives, our Compensation Committee determined, with the advice of its independent compensation consultant, to make special Bridge Grants and transaction success bonuses, each of which is described herein. For more information regarding the Bridge Grants and the transaction success bonuses, see
“—Fiscal 2019 Business Highlights.”
Because of the special circumstances surrounding the sale of our GBL and GAC businesses and our transition to a new long-term equity plan noted above, we do not believe that the Bridge Grants and the transaction success bonuses are indicative of our regular, ongoing annual compensation.
Analysis of our CEO’s Fiscal 2019 Compensation
Mr. Maura’s total Fiscal 2019 compensation is reported in the Summary Compensation Table. Because of the special circumstances surrounding the sale of our GBL and GAC businesses and our transition to a new long-term equity plan, we do not believe the Bridge Grants and transaction success awards included in Mr. Maura’s Fiscal 2019 compensation are indicative of his regular, ongoing annual compensation levels.
●	Mr. Maura’s annual compensation opportunity breaks down as follows: 12% fixed (base salary) and 88% variable (annual and long-term incentives).

●	Mr. Maura’s ongoing target direct compensation (base salary, MIP bonus, and target annual LTIP award grant date value) is $7,425,000.

●	Mr. Maura’s variable compensation is made up of 25% time-based RSUs that will cliff vest at the conclusion of a three-year service period and are subject to market risk, and 75% performance-based annual incentives (under the MIP) and PSUs (under the LTIP), which are only eligible to be earned on the basis of Company performance relative to pre-established
goals. These performance-based incentives will not pay out if pre-established
goals are not satisfied.

As discussed earlier in this report, there are two special compensation items that impacted Mr. Maura’s Fiscal 2019 compensation as reported in the Summary Compensation Table below: (i) his Bridge Grant of RSUs and PSUs valued at $5,972,190, a portion of which vested based on time and performance through November 21, 2019 and the remainder of which may vest based on service through November 2020 and (ii) his transaction success bonus of $5,000,000. Neither of these are part of his regular compensation package. Further, SEC disclosure rules require that the Fiscal 2020 RSU portion of the Bridge Grant (which relates to service through November 21, 2020) is required to be included in the Fiscal 2019 compensation tables. Each of these compensation items were approved by our Compensation Committee, with the advice of its independent compensation consultant.
●	As noted above, the Bridge Grant to Mr. Maura (and to the other NEOs and employees) was awarded in recognition of the fact that following the adoption of our new, three-year, cliff vesting long-term incentive plan there would be a “gap” in the compensation opportunity for our CEO and all long-term incentive participants (Fiscal 2019 and Fiscal 2020) during which time there would be no awards that could potentially vest; or in other words, under this new plan, there would be no long-term incentive vesting opportunity until the conclusion of Fiscal 2021. These Bridge Grants were designed as two grants to cover two performance cycles, namely the Fiscal 2019 compensation cycle and the Fiscal 2020 compensation cycle.

●	As noted above, a transaction success bonus was awarded to Mr. Maura (and to other NEOs) in recognition of his key role in conceiving, guiding and completing the GBL Sale and the GAC Sale, which were important to the Company as they (i) enable us to focus on the core business of the Company, (ii) reduce our leverage and (iii) improve liquidity so that we remain nimble and ready for Fiscal 2020 and beyond. The award was based on the completion of the transactions following a challenging transition period (the GBL Sale process and various regulatory approvals lasted more than one year). These awards were designed to recognize Mr. Maura’s efforts in successfully completing these two separate sales that took place over a lengthy period of uncertainty and required significant additional time and effort to complete, which were in addition to performing regular roles and duties. Neither Mr. Maura nor any other NEOs would have received any payment if the Company did not successfully complete the transactions.

Fiscal 2019 Compensation Component
Pay-Outs
Base Salary
The annual base salaries at the end of Fiscal 2019 for our NEOs are set forth below:

Named Executive	Annual Base Salary at end of Fiscal 2019
David M. Maura	$ 900,000

Douglas L. Martin	$ 550,000

Randal D. Lewis	$ 550,000*

Ehsan Zargar	$ 400,000

Rebeckah Long	$ 300,000*

Nathan E. Fagre	$ 18,500/month*

*
Mr. Lewis’s salary was increased in October 2018 from $375,000 to $450,000 when he was promoted to COO and in September 2019 to $550,000 when he was promoted to Executive Vice President. Ms. Long’s salary was increased from $250,000 to $300,000 in September 2019 when she was promoted to Senior Vice President, Global Human Resources. Mr. Fagre continued as a non-executive
employee (at the rate of $10,000 per month from October 1, 2018 to December 2018 and $18,500 per month from January 2019 to May 2019), during which he provided transitional consulting services until his departure on May 3, 2019.

Management Incentive Plan
For Fiscal 2019, our MIP award levels achievable at target for each participating NEO were as follows:

Named Executive	MIP Target as % of Annual Base
David M. Maura	125%

Douglas L. Martin	90%

Randal D. Lewis	80%

Ehsan Zargar	60%

Rebeckah Long	40%

Nathan E. Fagre	0%

The Fiscal 2019 MIP program generally followed the plan design from prior years with the corporate goals of increasing Adjusted EBITDA and Adjusted Free Cash Flow. Our Compensation Committee established the weightings with Adjusted EBITDA having a weighting of 50%, and Adjusted Free Cash Flow having a weighting of 50%. The performance targets for each of our NEOs were equal to those established for the Company as a whole.

The table below shows the two performance metrics for our NEOs and the applicable levels of performance required to achieve threshold, target and maximum payouts. The maximum MIP Bonus payable is 250% of target for our CEO, and 200% for our other NEOs. As described in the table below, we achieved performance of 127.39% of Adjusted EBITDA and 100% of Adjusted Free Cash Flow.

Performance Required to Achieve Bonus % as Indicated ($ in millions)
Performance Metric	Weight (% of Target Bonus)	Threshold (50%)	Target (100%)	Maximum (200%/250%)	Actual	Calculated 2019 Payout Factor (% of Target Bonus)
Adjusted EBITDA	50%	$531.34	$559.30	$587.27	$567	127.39%
Adjusted Free Cash Flow	50%	$131.96	$138.90	$145.85	$125	100%

During any fiscal year, we engage in a number of strategies to maintain our liquidity and manage our cash position. These strategies have costs associated with them, which are included in our annual operating plans and targets. In Fiscal 2019 we did not need to engage in these cash management strategies because we had reduced debt borrowings and received the proceeds from the GBL Sale and the GAC Sale. As a result, our NEOs voluntarily recommended to our Board that the Company reduce such cash management strategies even though such reduction would have had a negative impact on our NEOs’ achievement of maximum bonuses. For Fiscal 2019, if the Company had engaged in its typical cash management strategies, it would have achieved the maximum payout under the Adjusted Free Cash Flow metric (250% for the CEO and 200% for the other NEOs) under the MIP bonus program and the Bridge Grants, and without them, absent a corresponding adjustment, it would achieve performance less than the amount required to receive a payment under such programs. The Compensation Committee, based on our NEOs’ recommendations, determined that it would be in the best interests of the Company to reduce such cash management strategies and to pay at 100% (as opposed to 250% for the CEO and 200% for the other NEOs, which otherwise would have been earned for Fiscal 2019) with respect to the Adjusted Free Cash Flow measure under the MIP bonus plan and the achievement of the Adjusted Free Cash Flow under the Bridge Grant for Fiscal 2019. This change, which came at the request of our NEOs, resulted in a reduction of compensation paid to our employees of approximately $1.43 million; a lower actual payout of approximately $2.62 million as opposed to the higher payout of approximately $4.06 million that could have been otherwise earned.
LTIP
Our Fiscal 2019 LTIP grants cover service and cumulative performance over the three-year period commencing October 1, 2018 and ending September 30, 2021. Of the total grant, 70% is in the form of PSUs and will vest based on the achievement of cumulative Adjusted EBITDA and cumulative Adjusted Free Cash Flow over the three-year period. The remaining 30% is in the form of RSUs, which will vest based on continued service, with cliff vesting at the end of such three-year period. In addition, with respect to the PSU component of the LTIP, there is an opportunity to earn additional PSUs if superior performance is achieved (subject to a cap of 125% of the target PSUs).
For Fiscal 2019, there were two performance measures (Adjusted Free Cash Flow and Adjusted EBITDA). The chart below sets forth the number of PSUs and RSUs each NEO was granted in Fiscal 2019 pursuant to the LTIP.

Name	70% Performance- Based	30% Time-Based	Potential Upside Performance- Based
David M. Maura	83,573	35,817	20,893
Douglas L. Martin	42,560	18,240	10,640
Randal D. Lewis	23,215	9,949	5,804
Ehsan Zargar	24,763	10,612	6,191
Rebekah Long	3,869	1,658	967

One-half
of the PSUs are subject to achievement of cumulative Adjusted EBITDA performance goals and one-half
are subject to achievement of cumulative Adjusted Free Cash Flow performance goals.

Performance Measure (in $ millions)	Threshold (50% of PSUs vest)	Target (100% of PSUs vest)	Maximum (125%) of PSUs vest)
Adjusted EBITDA	1,677.9	1,728.7	1,741.6
Adjusted Free Cash Flow	416.7	442.2	448.7

Under the LTIP, the two performance goals may be earned independently of one another. The achievement of the performance goals for each of our NEOs will be measured on a consolidated Company-wide basis. Acquisitions by the Company are included in the Adjusted EBITDA and Adjusted Free Cash Flow calculations, subject to the negative discretion of our Compensation Committee. Awards for performance between threshold and target levels, and between target and maximum levels, will be determined based on linear interpolation. If neither threshold performance level is achieved, then no PSUs will be earned.
Adjusted EBITDA and Adjusted Free Cash Flow are fundamentally important to our business, as they are the critical drivers of long-term value creation for our stockholders, which is why we have historically used, and continue to use, both measures in both our short- and long-term incentive plans. Following discussions with its advisors and management, our Compensation Committee determined that the introduction of a return measure would both enhance our pay for performance orientation and further strengthen the alignment of interests between our executives and our stockholders. Accordingly, commencing with Fiscal 2020, the Compensation Committee approved the addition of Adjusted Return on Equity as the third performance measure under the LTIP. The three performance measures will be equally weighted and measured on a cumulative three-year basis.
Our Compensation Committee also provided in the award agreements for our NEOs that such officers are required to hold at least 50% of the net shares they receive (after any shares withheld by the Company for tax purposes) until such NEO achieves the required stock ownership. Thereafter they are required to hold 25% of the net after-tax
shares they receive for at least one year following vesting. In addition, our NEOs, and all other officers at the Vice President level or higher, are subject to the share ownership and retention guidelines discussed above (see “
Item 10: Directors, Executive Officers and Corporate Governance—Corporate Governance—Our Practices and Policies—Stock Ownership Guidelines
”).
Special Awards
As discussed above, as part of our transition to a new long-term incentive plan, in Fiscal 2019 we granted Bridge Grants that were designed as two grants to cover two performance cycles, namely the Fiscal 2019 compensation cycle and the Fiscal 2020 compensation cycle. 60% of the total Fiscal 2019 Bridge Grant was eligible to vest based on established performance metrics and targets for Fiscal 2019 performance, with the remaining 40% of the Fiscal 2019 Bridge Grant being eligible to vest based on continued service through November 21, 2019; and 60% of the Fiscal 2020 Bridge Grant was eligible to vest based on established performance metrics and targets set in Fiscal 2020 for Fiscal 2020 performance, with the remaining 40% of the Fiscal 2020 Bridge Grant being eligible to vest based on continued service through November 21, 2020.

		Fiscal 2019 Bridge Grant		Fiscal 2020 Bridge Grant
Name	Total RSUs	30% Performance Nov. 2019	20% Time Nov. 2019	30% Performance Nov. 2020	20% Time Nov. 2020
David M. Maura	160,732	48,220	32,146	48,220	32,146
Douglas L. Martin	85,496	25,649	17,099	25,649	17,099
Randal D. Lewis	51,298	15,389	10,260	15,389	10,260
Ehsan Zargar	68,397	20,519	13,680	20,519	13,679
Rebeckah Long	1,710	513	342	513	342

Ms. Long, prior to becoming an NEO, also received a cash-based Bridge Grant of $340,000 based on the same performance metrics and payable at the same times as set forth in the chart above.
With respect to the Fiscal 2019 Bridge Grant, half of its PSU component was eligible to vest if Adjusted EBITDA for Fiscal 2019 was $475.41 million or greater and half was eligible to vest if Adjusted Free Cash Flow for Fiscal 2019 was $118.07 million or greater, in each case subject to continued employment through November 21, 2019, as set forth in the chart below. For a definition of Adjusted EBITDA and Adjusted Free Cash Flow, see “
—Compensation Elements—Annual Bonus
”.

Performance Measure for Fiscal 2019	30% vest target for Fiscal 2019
Adjusted EBITDA	$ 475.41 million
Adjusted Free Cash Flow	$ 118.07 million

With respect to the Fiscal 2020 Bridge Grant, the targets for the PSU component that will vest based on performance were set in Fiscal 2020. Half of this portion will vest if Adjusted EBITDA for Fiscal 2020 targets are met, and the other half will vest if Adjusted Free Cash Flow for Fiscal 2020 targets are met, in each case subject to continued employment through November 21, 2020.
As noted above in the discussion of our Fiscal 2019 MIP program, with respect to the Bridge Grants, the Compensation Committee determined to pay at 100% the Adjusted Free Cash Flow measure achieved for Fiscal 2019. For Fiscal 2019, our actual Adjusted EBITDA was $566.96 million. As a result, the Fiscal 2019 Bridge Grants were earned.
Our Compensation Committee, with the advice of its independent compensation consultant, and our Board approved special success-based transaction bonuses outside of our regular ongoing compensation programs in connection with the GBL Sale and the GAC Sale. These Fiscal 2019 transaction success bonuses were $5,000,000 for Mr. Maura, and $500,000 for each of Mr. Martin, Mr. Lewis and Mr. Zargar, with respect to the GBL Sale and the GAC Sale and $53,750 for Ms. Long. Of the total transaction success bonus, 60% was payable upon the closing of the GBL Sale and 40% was payable upon the closing of the GAC Sale, in each case subject to the executive’s continued employment on the date of such sales. No bonus would have been paid if the transactions did not close.
Deferral and Post-Termination Benefits
Retirement Benefits
.
Our Company maintains a 401(k) plan for our employees, including our NEOs.
Supplemental Executive Life Insurance Program
.
During Fiscal 2019, each of Messrs. Maura, Martin, Lewis and Zargar participated in a program pursuant to which the Company, on behalf of each participant, made an annual contribution on October 1 equal to 15% of such participant’s base salary as of that date into a Company-owned executive life insurance policy for such participant. The investment options for each such policy are selected by the insurance provider.
Post-Termination Benefits
.
As described above, the Company had entered into agreements with our NEOs which govern, among other things, post-termination benefits payable to each such NEO should his or her employment with the Company terminate. In each case, the receipt of post-termination benefits subject to the NEO’s execution of a waiver and release agreement in favor of the Company and continued compliance with post-employment restrictive covenants and other executive cooperation.
Perquisites and Benefits
The Company provides certain limited perquisites and other benefits to certain executives, including our NEOs. Among these benefits are financial and tax planning services, car allowances or leased car programs, executive medical exams, and executive life and disability insurance. Commencing with Fiscal 2020, Mr. Maura has voluntarily agreed to cease receiving any benefits for financial or tax planning services, automobile allowance and any gross-up
on financial planning. We have also eliminated all
gross-ups
for our other NEOs.
Tax Payments
The Company has historically provided increases in payments to our NEOs and other management personnel to cover personal income tax due as a result of imputed income in connection with the provision of the following perquisites: company-leased car, financial planning and tax planning, executive life insurance, and NEO or other management personnel relocation. Beyond these tax payments, the Company does not make any other payments to our NEOs or other management personnel to cover personal income taxes. Commencing with Fiscal 2020, these additional payments will not be made to our NEOs.
Important Compensation Policies and Guidelines
Anti-Hedging Policy
We have an anti-hedging policy, applicable to our officers and directors and certain other persons. See “
Item 10: Directors, Executive Officers and Corporate Gover
nance—
Corporate Governance—Our Practices and Policies—Anti-Hedging Policy
”
for more information.

Anti-Pledging Policy
We have an anti-pledging policy, applicable to our officers and directors and certain other persons. See “
Item 10: Directors, Executive Officers and Corporate Gover
nance—
Corporate Governance—Our Practices and Policies—Anti-Pledging Policy
”
for more information.
Securities Trading Policy
We have a securities trading policy, applicable to our officers and directors and certain other persons. See “
Item 10: Directors, Executive Officers and Corporate Gover
nance—
Corporate Governance—Our Practices and Policies—Securities Trading Policy
”
for more information.
Stock Ownership Guidelines
We have stock ownership guidelines, which are applicable to our directors, NEOs and certain of our other officers. See “
Item 10: Directors, Executive Officers and Corporate Gover
nance—
Corporate Governance—Our Practices and Policies—Stock Ownership Guidelines
”
for more information.
Compensation Clawback Policy
We have a compensation clawback policy, which is applicable to our executive officers. See “
Item 10: Directors, Executive Officers and Corporate Gover
nance—
Corporate Governance—Our Practices and Policies—Compensation Clawback Policy
”
for more information.
Timing and Pricing of Stock-Based Grants
The Company did not grant stock options to its employees during Fiscal 2019 and does not anticipate that it will use options as part of its compensation program going forward.
The Company does provide stock, restricted stock, RSUs and PSUs as part of the compensation program made available to directors, NEOs, and other employees. With respect to annual or special grants of stock or restricted stock, these are generally made on the date or as soon as practicable following the date on which such grants are approved by our Compensation Committee or our Board, or, if the award dictated a subsequent date or the achievement of a particular event prior to grant, as soon as practicable after such subsequent date or achievement of such event. The granting of stock, to the extent granted by the Company, will generally be granted on the second business day following the public dissemination of the Company’s financial results, or such other date as determined by the Company’s General Counsel, using that day’s NYSE adjusted market close price to convert to a round number of shares. For purposes of valuing awards made under our equity plans, the grant price is generally the closing sale price of the Company’s common stock on the exchange on which the Company’s shares are listed on the day prior to the grant date.
Impact of Tax and Accounting Considerations
We consider accounting and tax implications when we design our equity-based and cash compensation programs and when we make awards or grants. Section 162(m) of the Internal Revenue Code, as amended by the Tax Cuts and Jobs Act of 2017, generally limits the deductibility of certain compensation in excess of $1 million paid in any one year to any “covered employee.” A “covered employee” under Section 162(m) is any employee who has served as our CEO, CFO or other NEO for tax years after December 31, 2016. Prior to the amendment, qualified performance-based compensation was not subject to this deduction limit if certain requirements were met. Under the Tax Cuts and Jobs Act of 2017, the performance-based exception has been repealed, unless compensation paid to any “covered employee” qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017. We do not expect the disallowance of a deduction for compensation paid to our NEOs in excess of $1 million, as a result of these changes to Section 162(m), to significantly alter our compensation programs. The overriding consideration when evaluating the pay level or design component of any portion of our executives’ compensation is the effectiveness of the pay component and the stockholder value that management and the Compensation Committee believe the pay component reinforces. In structuring the compensation for our NEOs, our Compensation Committee will review a variety of factors which may include the deductibility of such compensation under Section 162(m), to the extent applicable. However, this is not the driving or most influential factor, and the Compensation Committee has approved in the past and specifically reserves the right to pay or approve nondeductible compensation currently and in the future.

Executive Compensation Tables
The following tables and footnotes show the compensation earned for service in all capacities during Fiscal 2019, Fiscal 2018, and Fiscal 2017 by our NEOs. We refer you to the
“Compensation Discussion and Analysis”
and the
“Termination and Change in Control Provisions”
sections of this report as well as the corresponding footnotes to the tables for material factors necessary for an understanding of the compensation detailed in the tables entitled
“Summary Compensation Table,”
“All Other Compensation Table for Fiscal 2019”
and
“Grants of Plan-Based Awards Table for Fiscal 2019.”
Summary Compensation Table

Name and Principal Position (1)	Year	Salary	Bonus		Stock Awards (3)	Non–Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total (*)
David M. Maura (6)	2019	$900,000	–		$12,309,411	$6,279,000	$199,711	$19,688,122
Executive Chairman and	2018	$769,744	–		$3,200,000	$136,463	$417,421	$4,523,628
Chief Executive Officer	2017	$700,000	–		$6,000,011	$549,784	$326,273	$7,576,068
Douglas L. Martin	2019	$550,000	–		$6,403,943	$1,062,815	$178,371	$8,195,129
Former Chief Financial	2018	$540,128	–		$1,500,012	$60,044	$229,074	$2,329,258
Officer	2017	$550,000	–		$3,500,007	$311,021	$189,391	$4,550,419
Randal D. Lewis
Executive Vice President and
Chief Operating Officer	2019	$447,788	–		$3,666,342	$909,320	$145,954	$5,169,404
Ehsan Zargar	2019	$400,000	$–		$4,419,069	$772,880	$114,538	$5,706,487
Executive Vice President and	2018	$315,384	$5,000,000	(2)	–	–	$165,582	$5,480,966
General Counsel	2017	$400,000	$3,000,000	(2)	–	–	$64,225	$3,464,225
Rebeckah Long
Senior Vice President,
Global Human Resource	2019	$231,607	–		$356,910	$323,046	$18,602	$930,165
Nathan E. Fagre	2019	$133,665	–		–	$–	$727,390	$957,395
Former Senior Vice	2018	$368,269	–		$1,300,047	$225,000	$126,904	$2,020,220
President, General Counsel and Secretary	2017	$375,000	–		$2,049,992	$141,373	$101,826	$2,668,191

(*)	As noted, the Summary Compensation Table includes the Bridge Grants and the transaction success bonuses in Fiscal 2019. Because of the special circumstances surrounding the sale of our GBL and GAC businesses and our transition to a new long-term equity plan, we do not believe that the Bridge Grants and the transaction success bonuses are indicative of our regular, ongoing annual compensation. If these amounts were excluded the totals for Fiscal 2019 would have been as follows: Mr. Maura ($8,715,932), Mr. Martin ($4,518,450), Mr. Lewis ($2,752,570), Mr. Zargar ($2,665,123) and Ms. Long ($763,499). See “
Compensation Discussion and Analysis
—
Analysis of our CEO’s Fiscal 2019 Compensation
”
and
“
Compensation Discussion and Analysis
—
Compensation Elements—Special Awards
”
for more information.

(1)	Mr. Martin ceased to be our CFO on November 17, 2019 and ceased to be an employee on December 20, 2019. Mr. Lewis became our COO on October 23, 2018 and became an Executive Vice President on September 9, 2019. Ms. Long became our Global Head of HR on September 9, 2019. Mr. Fagre ceased to be our General Counsel as of October 1, 2018. He continued as a non-executive
employee and provided transitional services until May 3, 2019. Mr. Zargar became our General Counsel on October 1, 2018 and the compensation paid to him prior to that date was from HRG Legacy. Prior to the Merger, HRG Legacy was the parent company of Spectrum and had a completely different compensation program which was cash-based and designed for a company that was in the process of winding down.

(2)	For Mr. Zargar, this reflects amounts paid for Fiscal 2018 pursuant to his retention agreement with HRG Legacy. Prior to the Merger, HRG Legacy was the parent company of Spectrum and had a completely different compensation program, which was cash-based and designed for a company that was in the process of winding down.

(3)	This column reflects the aggregate grant date fair value of the awards computed in accordance with ASC Topic 718. For a discussion of the relevant ASC 718 valuation assumptions, see Note 2, Significant Accounting Policies and Practices, of the Notes to Consolidated Financial Statements, included in the Original Form 10-K. For Fiscal 2019, this column reflects grants under the new LTIP and the Bridge Grants. For Fiscal 2018, this column reflects grants of performance-based restricted stock units under the 2018 EIP and grants under the S3B Plan. The 2018 EIP grants and the grants made under the S3B Plan which are represented this column did not meet the applicable performance criteria and were forfeited without payment. Accordingly, this table does not reflect what was paid or what was earned and, as noted, no payments were made with respect to those grants. For Fiscal 2017, this column reflects grants of performance-based restricted stock units under the 2017 EIP and grants under the S3B Plan. No payments were made under the S3B Plan. The performance-based restricted stock unit awards are subject to the achievement of performance and the values listed in this column with respect to such awards are based on the outcome of such grants at target as of the grant date. If the maximum performance was achieved then the value of the awards would have been as follows: Mr. Maura (2019 - $13,582,665; 2018 - $4,050,088; 2017 - $7,800,000); Mr. Martin (2019 - $7,054,072; 2018 - $2,025,044; 2017 - $4,525,000); Mr. Lewis (2019 - $4,023,098); Mr. Zargar (2019 - $3,516,301); Ms. Long (2019 - $413,237); and Mr. Fagre (2018 - $1,755,031; and 2017 - $2,692,500) in each case based on the stock price on the date of grant. At the lowest level of performance, the performance-based restricted stock unit awards are forfeited. The amounts shown in this column do not reflect the actual payout.

(4)	For Fiscal 2019, 2018 and 2017, this column represents amounts earned under the Company’s 2019, 2018, and 2017 MIP, as applicable. For additional detail on the 2019 MIP and the determination of the awards thereunder, please refer to the discussion under the heading “
Compensation Discussion and Analysis-Fiscal 2019 Compensation Component Pay-Outs-Management Incentive Plan
” and the table entitled “
Grants of Plan-Based Awards Table for Fiscal 2019
” and its accompanying footnotes. The cash incentive awards payable under the 2017, 2018 and 2019 MIP to our NEOs were settled in shares of common stock in lieu of cash on December 8, 2017, December 7, 2018 and December 6, 2019, respectively, as follows:
Mr. Maura - 4,786 shares for the 2017 MIP, 2,748 shares for the 2018 MIP and 20,538 for the 2019 MIP; Mr. Martin - 2,707 shares for the 2017 MIP, 1,209 shares for the 2018 MIP and 9,037 for the 2019 MIP; Mr. Lewis - 6,572 shares for the 2019 MIP; Mr. Zargar - 4,382 shares for the 2019 MIP; Ms. Long - 6,572 shares for the 2019 MIP; Mr. Fagre - 1,231 shares for the 2017 MIP. For the 2018 MIP, Mr. Fagre received payment of his award in cash, as provided for in his separation agreement. For Fiscal 2019, this column includes the special transaction success bonuses as follows: Mr. Maura ($5,000,000), Mr. Martin ($500,000), Mr. Lewis ($500,000), Mr. Zargar ($500,000) and Ms. Long ($53,750).

(5)	Please see the following table for the details of the amounts that comprise the All Other Compensation column.

(6)	For his service as an HRG Legacy employee during Fiscal 2017, Mr. Maura also received compensation from HRG Legacy consisting of the following: (i) bonus of $2,150,000, (ii) option awards of $1,895,458, and (iii) all other compensation of $550,000 for a total of $4,595,458 (these amounts were earned in connection with Mr. Maura’s separation agreement from HRG Legacy in connection with the Maura Separation Agreement from November 2016). These amounts are not reflected in the summary compensation table above and relate to Mr. Maura’s prior service for HRG Legacy. For additional details please see the Summary Compensation Table of HRG Legacy’s Proxy Statement dated April 30, 2018.

All Other Compensation Table for Fiscal 2019

Name	Financial Planning Services Provided to Executive	Life Insurance Premiums Paid on Executives Behalf (2)	Car Allowance/ Personal Use of Company Car (3)	Tax Equalization Payments (4)	Company Contributions to Executive’s Qualified Retirement Plan (5)	Company Contributions to Executive’s Supplemental Life Insurance Policy	Dividends (6)	Other (7)	Total
David M. Maura (1)	$30,000	$6,937	$24,762	$21,697	$9,555	$75,606	$31,154	–	$199,711
Douglas L. Martin	$20,000	$11,880	$16,257	$22,653	$9,500	$82,500	$15,580	–	$178,371
Randal D. Lewis	$20,000	$4,863	$13,170	$21,724	$10,908	$67,500	$7,788		$145,954
Ehsan Zargar	$20,000	$552	$17,654	$9,740	$6,592	$60,000	–		$114,538
Rebeckah Long	$–	$213	$10,117	$100	$7,339	–	$833	–	$18,602
Nathan E. Fagre	$20,000	$10,477	$10,754	$18,636	$3,024	–	$13,504	$650,995	$727,390

(1)	Mr. Maura voluntarily eliminated his financial planning and car allowance and any tax equalization payments commencing in Fiscal 2020.

(2)	The amount represents the life insurance premium paid for Fiscal 2019. The Company provides life insurance coverage equal to three times (two times, for Ms. Long and Mr. Fagre) base salary for each executive officer.

(3)	The Company sponsors a leased car or car allowance program. Under the leased car program, costs associated with using a vehicle are provided, which also include maintenance, insurance, and license and registration. Under the car allowance program, the executive receives a fixed monthly allowance. As noted above, beginning with Fiscal 2020, Mr. Maura has given up his car allowance.

(4)	Includes tax equalization payments for the financial benefits received for the following executive benefits and perquisites: financial planning, executive life insurance, and executive leased car program. As noted above, the Company will no longer provide tax equalization for these items beginning in Fiscal 2020.

(5)	Represents amounts contributed under the Company-sponsored 401(k) retirement plan.

(6)	Dividends paid on RSUs held by NEOs which were not factored into the grant date fair value of the RSUs.

(7)	This amount for Mr. Fagre represents: severance of $145,673, severance bonus of $500,000, and $5,322 for vacation.

Grants of Plan-Based Awards Table for Fiscal 2019
The following table and footnotes provide information with respect to equity grants made to our NEOs indicated in the table during Fiscal 2019 as well as the range of future payouts under non-equity
incentive plans for our NEOs indicated.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	Grant Date Fair Value of
Name	Grant Date	Threshold $	Target $	Maximum $	Threshold #	Target #	Maximum #	Stock or Units #	Stock Awards (5) $
David M. Maura	10/01/2018 (1)	$281,250	$1,125,000	$2,812,500
	12/28/2018 (2)		$5,000,000
	1/17/2019 (3)					48,219		64,293	$5,972,190
	1/17/2019 (4)				20,893	83,573	104,466	35,817	$6,337,221
Douglas L. Martin	10/01/2018 (1)	$123,750	$495,000	$990,000
	12/28/2018 (2)		$500,000
	1/17/2019 (3)					25,649		34,198	$3,176,679
	1/17/2019 (4)				10,640	42,560	53,200	18,240	$3,227,264
Randal D. Lewis	10/01/2018 (1)	$90,000	$360,000	$720,000
	12/28/2018 (2)		$500,000
	1/17/2019 (3)					15,390		20,519	$1,905,997
	1/17/2019 (4)				5,804	23,215	29,019	9,949	$1,760,345
Ehsan Zargar	10/01/2018 (1)	$60,000	$240,000	$480,000
	12/28/2018 (2)		$500,000
	1/17/2019 (3)					20,519		27,359	$2,541,364
	1/17/2019 (4)				6,191	24,763	30,954	10,612	$1,877,705
Rebeckah Long	10/01/2018 (1)	$30,000	$120,000	$240,000
	1/17/2019 (3)					513		684	$63,537
	1/17/2019 (4)				967	3,869	4,836	1,658	$293,373
	1/17/2019 (6)		$340,000
Nathan E. Fagre	10/01/2018 (1)	$56,250	$225,000	$450,000	–	–	–	–	–

(1)	Represents the threshold, target, and maximum payouts under the Fiscal 2019 MIP. The actual amounts earned under the plan for Fiscal 2019 are disclosed in the Summary Compensation Table above as part of the column entitled
“Non-Equity
Incentive Plan Awards.” For Mr. Maura, the maximum payout for the disclosed awards is equal to 250% of target. For our other NEOs, the maximum payouts for the disclosed awards are equal to 200% of target. See “
Compensation Discussion and Analysis—Fiscal
2019 Compensation Component Pay-Outs—Management Incentive Plan
”
for a discussion of the terms of the Fiscal 2019 MIP.

(2)	Represents the Fiscal 2019 transaction success bonuses. See “ Compensation Discussion and Analysis—Compensation Elements—Special Awards ” for a discussion of the terms of these awards.

(3)	Represents the number of RSUs and PSUs awarded under the Bridge Grants, and shows (a) the number of PSUs underlying the performance-based portion of the award, and (b) the number of RSUs underlying the time-based portion of the award. See “
Compensation Discussion and Analysis—Compensation Elements—Special Awards
” for a discussion of the terms of these awards.

(4)	Represents the number of RSUs and PSUs awarded under the Fiscal 2019 LTIP grants, and shows (a) the threshold, target and maximum payouts, denominated in the number of shares of stock, in respect of PSUs, and (b) the number of shares of stock underlying the RSUs. See “
Compensation Discussion and Analysis—Fiscal 2019 Compensation Components Pay-Outs—LTIP
” for a discussion of the terms of these awards.

(5)	Except as otherwise noted, reflects the value at the grant date value based upon the probable outcome of the relevant performance conditions. This amount is consistent with the estimate of aggregate compensation costs to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of any estimated forfeitures.

(6)	Represents the cash portion of the Bridge Grant payable in cash which was made to Ms. Long prior to her becoming an NEO.

Outstanding Equity Awards at the End of Fiscal 2019
The following table and footnotes set forth information regarding outstanding options and restricted stock and restricted stock unit awards as of September 30, 2019 for our NEOs. The market value of shares that have not vested was determined by multiplying $52.72, the closing market price of the Company’s stock on September 30, 2019, the last trading day of Fiscal 2019, by the number of shares.

Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1)		Market Value of Shares or Units of Stock That Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested(3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested(2)
David M. Maura	70,294	$52.83	11/29/2022
	64,142	$72.92	12/3/2023	–
	26,743	$82.85	11/25/2024			–	–		–
	1,164	$86.38	11/24/2025			–	–		–
	51,309	$95.43	12/14/2026			–	–		–
				64,293	(4)	$3,389,516	48,219	(5)	$2,542,106
		–	–	35,817	(6)	$1,888,272	20,893	(7)	$1,101,492
Douglas L. Martin	–	–	–	34,198	(4)	$1,802,940	25,649	(5)	$1,352,205
	–	–	–	18,240	(6)	$961,613	10,640	(7)	$560,941
Randal D. Lewis	–	–	–	20,519	(4)	$1,081,772	15,389	(5)	$811,308
	–	–	–	9,949	(6)	$524,511	5,804	(7)	$305,974
Ehsan Zargar	3,958	$72.92	11/29/2023
	5,009	$82.86	11/25/2024			–	–		–
	–	–	–	27,359	(4)	$1,442,366	20,519	(5)	$1,081,767
	–	–	–	10,612	(6)	$559,465	6,191	(7)	$326,376
Rebeckah Long	–	–	–	684	(4)	$36,060	513	(5)	$27,045
	–	–	–	1,658	(6)	$87,410	967	(7)	$50,993
Nathan E. Fagre	–	–	–	–		–	–		–

(1)	This column shows the number of outstanding RSUs subject to time-based vesting.

(2)	The market value is based on the per share closing price of our common stock on September 30, 2019 ($52.72).

(3)	This column shows the number of Bridge Grant RSUs and Fiscal 2019 LTIP RSUs subject to performance-based vesting. In the case of the Fiscal 2019 LTIP grant, because none of the performance metrics have been satisfied as of the date of this report (even at the threshold level), we have shown in accordance with SEC rules only the number of RSUs that would be payable upon the lowest level of performance (which is 25%, assuming only one of the performance metrics were achieved at threshold level).

(4)	These include the Fiscal 2019 Bridge Grant RSUs, which vested on November 21, 2019, and the Fiscal 2020 Bridge Grant RSUs, which will vest on November 21, 2020, subject to continued employment.

(5)	These include the Fiscal 2019 Bridge Grant PSUs, which vested on November 21, 2019.

(6)	These Fiscal 2019 LTIP RSUs cliff vest on September 30, 2021, subject to continued employment.

(7)	These Fiscal 2019 LTIP PSUs cliff vest on September 30, 2021, subject to continued employment and achievement of the applicable performance metrics.

Stock Vested During Fiscal 2019
The following table and footnotes provide information regarding stock awards vesting during Fiscal 2019 for our NEOs.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized On Vesting
David M. Maura	9,272	$457,851	(1)
Douglas L. Martin	4,637	$228,975	(2)
Randal D. Lewis	2,318	$114,463	(3)
Ehsan Zargar	0	$0
Rebeckah Long	248	$$12,246	(4)
Nathan E. Fagre	4,019	$198,458	(5)

(1)	The amount for Mr. Maura in this column represents the value realized upon the vesting of 9,272 RSUs on December 1, 2018. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on each such vesting date, which was $49.38 on November 30, 2018 (the last trading day before December 1, 2018).

(2)	The amount for Mr. Martin in this column represents the value realized upon the vesting of 4,637 RSUs on December 1, 2018. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on each such vesting date, which was $49.38 on November 30, 2018 (the last trading day before December 1, 2018).

(3)	The amount for Mr. Lewis in this column represents the value realized upon the vesting of 2,318 RSUs on December 1, 2018. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on each such vesting date, which was $49.38 on November 30, 2018 (the last trading day before December 1, 2018).

(4)	The amount for Ms. Long in this column represents the value realized upon the vesting of 248 RSUs on December 1, 2018. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on each such vesting date, which was $49.38 on November 30, 2018 (the last trading day before December 1, 2018).

(5)	The amount for Mr. Fagre in this column represents the value realized upon the vesting of 4,019 RSUs on December 1, 2018. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on each such vesting date, which was $49.38 on November 30, 2018 (the last trading day before December 1, 2018).

Pension Benefits
None of our NEOs participated in any pension plans during, or as of the end of, Fiscal 2019.
Non-Qualified
Deferred Compensation
None of our NEOs participated in any Company
non-qualified
deferred compensation programs during, or as of the end of, Fiscal 2019.
Termination and Change in Control Provisions
Awards under the Company Equity Plan
For purposes of these incentive plans, “change in control” generally means the occurrence of any of the events listed below and “Applicable Company” means the Company, or SPB Legacy with respect to the former equity plan of SPB Legacy which was assumed by the Company:
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

(iv)	approval by the stockholders of the Applicable Company of either a complete liquidation or dissolution of the Applicable Company or the sale or other disposition of all or substantially all of the assets of the Applicable Company, other than a sale or disposition by the Applicable Company of all or substantially all of the assets of the Applicable Company to an entity, more than 50% of the combined voting power of the voting securities of which are owned by stockholders of the Applicable Company in substantially the same proportions as their ownership of the Applicable Company immediately prior to such sale;
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

Executive-Specific Provisions Regarding Employment, Termination and Change in Control
Agreements with NEOs
Our Compensation Committee periodically evaluates the appropriateness of entering into employment agreements, severance agreements or other written agreements with the Company’s NEOs to govern compensation and other aspects of the employment relationship. During Fiscal 2019, the Company and/or its wholly owned subsidiary, SBI, had written employment agreements with its NEOs as follows: (i) an Employment Agreement, dated January 20, 2016, as amended and restated on dated April 25, 2018, with Mr. Maura (the “Maura Employment Agreement”); (ii) a Separation and Release Agreement, dated September 12, 2018, with Mr. Fagre (the “Fagre Separation Agreement”); (iii) a Severance Agreement dated as of February 1, 2016 with Mr. Lewis (the “Prior Lewis Severance Agreement”), as modified by an offer letter dated October 23, 2018, which were both superseded by an employment agreement dated September 9, 2019 (the “Lewis Employment Agreement”); (iv) a letter agreement with Ms. Long dated September 9, 2019 (the “Long Letter Agreement”), which was superseded by a severance agreement with Ms. Long dated September 9, 2019 (the “Long Severance Agreement”); (v) an Employment Agreement, as amended and restated on December 15, 2016, with Mr. Martin (the “Martin Employment Agreement”), which was superseded by a Separation Agreement with Mr. Martin dated as of September 9, 2019 (the “Martin Separation Agreement”); and (vi) an employment Agreement with Mr. Zargar dated October 1, 2018 (the “Zargar Employment Agreement”).

In addition, on September 9, 2019, the Company entered into an employment agreement with Mr. Smeltser who became the Company’s CFO on November 17, 2019.
Agreement with Mr. Maura
Pursuant to the Maura Employment Agreement, the initial term will be until April 24, 2021, subject to earlier termination, with automatic one-year
renewals thereafter. The Maura Employment Agreement provides Mr. Maura with an annual base salary as Executive Chairman of $700,000 and an annual base salary of $200,000 for the duration of his services as CEO and he will be eligible to receive a performance-based MIP bonus for each fiscal year, based on a target of 125% of his total base salary, as may be applicable at the time (the “Target Amount”), paid during the applicable fiscal year during the term of the Maura Employment Agreement, provided the Company achieves certain annual performance goals as established by our Board and/or our Compensation Committee. If such performance goals are met, the MIP bonus will be payable in cash and/or stock. If Mr. Maura exceeds the performance targets, the bonus will be increased in accordance with the formula approved by the Compensation Committee no later than the close of the first quarter of the year following the applicable fiscal year; provided that the bonus will not exceed 250% of the Target Amount.
Mr. Maura is eligible for a performance-based restricted stock unit award with a target value of $3,000,000 for his service as Executive Chairman and $200,000 as CEO for each year during the term. In addition, at the discretion of the Compensation Committee and/or the Board, Mr. Maura is also eligible to receive future grants and/or participate in future multi-year incentive programs.
The Maura Employment Agreement also provides Mr. Maura with, among other things: (i) four weeks of paid vacation for each full year; (ii) eligibility for Mr. Maura to participate in the Company’s executive auto lease program which Mr. Maura has waived beginning in Fiscal 2020; (iii) a stipend for income tax filings and returns preparation and advice and estate planning advice which Mr. Maura has waived beginning in Fiscal 2020; and (iv) eligibility for Mr. Maura to participate in any of the Company’s insurance plans and other benefits, if any, as the benefits are made available to other executive officers of the Company.
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
If Mr. Maura’s role as CEO is terminated (without terminating his role as Executive Chairman), without “cause,” by the Company, by Mr. Maura for “good reason,” due to Mr. Maura’s death or disability, or upon a Company-initiated non-renewal
or upon a change in control, Mr. Maura will be entitled to receive the following severance benefits: (i) the vesting of $250,000 of his outstanding time-based equity awards, based on grant-date value, as determined by the Compensation Committee; (ii) a cash payment of $500,000 ratably monthly in arrears over the
12-month
period following such termination; and (iii) a pro rata portion, in cash, of the annual MIP bonus related to the base salary that Mr. Maura would have earned for the fiscal year in which termination occurs. Notwithstanding the foregoing, if Mr. Maura’s employment is terminated in a CIC Termination (as defined below) during the initial term of the Maura Employment Agreement, then instead of the payment in clause (ii) above, he will receive a cash payment equal to the greater of (x) a cash amount equal to $500,000, or (y) a cash amount equal to his then-current base salary times the number of months remaining in the initial term, with a pro rata amount being calculated for any partial month in that time period.
In addition to the payments above, if Mr. Maura’s employment (as Executive Chairman) is terminated by the Company without “cause,” by Mr. Maura for “good reason,” upon Mr. Maura’s death or disability, or upon a Company-initiated non-renewal
of his employment agreement, the Company shall pay or provide for Mr. Maura: (i) (a) a cash payment equal to 1.5 times the base salary in effect immediately prior to his termination, plus (b) a cash payment equal to 1.0 times his target annual MIP bonus of 125% of his then-current base salary, each payable ratably on a monthly basis over the
18-month
period immediately following his termination; (ii) the pro rata portion, in cash, of the annual MIP bonus (if any) he would have earned for the fiscal year in which such termination occurs if his employment had not ceased, to be paid at the same time such bonus would have been paid to Mr. Maura for such fiscal year if his employment had not terminated; (iii) for the
18-month
period immediately following such termination, provide Mr. Maura and his dependents with medical insurance coverage and other employee benefits on a basis substantially similar to those provided to Mr. Maura and his dependents by the Company immediately prior to the date of termination at no greater cost to Mr. Maura or the Company than the cost to Mr. Maura and the Company immediately prior to such date; and (iv) payment of accrued vacation time pursuant to Company policy. In addition, all unvested outstanding time-based equity awards will promptly vest as provided in the applicable equity award agreements. Notwithstanding the foregoing, if Mr. Maura’s employment is terminated in a CIC Termination during the initial term of the Maura Employment Agreement, then instead of the payment in clause (i)(a) above, he will receive a cash payment equal to the greater of (x) a cash amount equal to 1.5 times his then-current base salary, or (y) a cash amount equal to his then-current base salary times the number of months remaining in the initial term, with a pro rata amount being calculated for any partial month in that time period.
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
non-competition,
non-solicitation,
non-disparagement
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
Agreement with Mr. Fagre
On September 12, 2018, Mr. Fagre entered into the Fagre Separation Agreement pursuant to which his employment as an officer of the Company ceased on October 1, 2018. Pursuant to the Fagre Separation Agreement, Mr. Fagre was entitled to receive: (i) $375,000, representing 12 month’s base salary, which was payable over a period of 52 weeks after October 1, 2018; (ii) a severance cash bonus of $225,000, equal to the bonus which Mr. Fagre would have received if target performance goals were achieved in year of termination; (iii) severance of $500,000, payable in cash or Company stock (or a combination thereof), at the Company’s option on or prior to December 31, 2018; (iv) 12 months’ continuation of medical, dental, vision and prescription drug benefits; and (v) any earned but unpaid base salary and other accrued benefits.
In addition, Mr. Fagre’s previously granted equity awards were treated as follows: 4,018 restricted stock units from 2017 vested upon the earlier of the scheduled vesting date under the EIP award agreement or thirty days following the applicable separation date and all other units made as part of the 2017 EIP Award were forfeited. In addition, the Fagre Separation Agreement provided that Mr. Fagre would continue to provide transition services as an employee until December 31, 2018 at a rate of $10,000 per month. Mr. Fagre continued to provide consulting services through May 2019 at a rate of $18,500 per month. Mr. Fagre’s entitlement to the foregoing remains subject to his continuing compliance with the terms of the Fagre Separation Agreement, which includes various restrictive covenants, including covenants relating to non-competition, non-solicitation,
non-disparagement
and confidentiality. The Fagre Separation Agreement also contains a customary release of potential claims by Mr. Fagre in favor of the Company.

Agreements with Mr. Lewis
Pursuant to the Prior Lewis Severance Agreement, if Mr. Lewis’ employment was terminated by the Company without cause or for death or disability, then he would be eligible to receive severance payments equal to one and one third times his base salary payable over 16 months, 40% of his base salary payable by December 31 of the year of termination and 16 months continued medical coverage at employee rates. Mr. Lewis would be subject to post employment restrictive covenants for such
16-month
period. On October 23, 2018, Mr. Lewis was promoted to COO and his base salary increased from $375,000 to $450,000 and his annual bonus target was increased from 75% to 80%.
On September 9, 2019, Mr. Lewis was promoted to the office of Executive Vice President, and entered into the Lewis Employment Agreement, which superseded the Prior Lewis Severance Agreement. Pursuant to the Lewis Employment Agreement, the initial term will be until September 30, 2020, and thereafter is subject to automatic one-year
renewals, subject to earlier termination. Pursuant to the Lewis Employment Agreement, Mr. Lewis will receive an annual base salary of $550,000, subject to periodic review and increase by the Compensation Committee, in its discretion. In addition, Mr. Lewis will receive a performance-based cash bonus under the MIP program for each fiscal year (commencing with Fiscal 2020) during the term of the agreement. The MIP bonus will be based on a target of 90% (and a maximum of 180%) of Mr. Lewis’s base salary paid during the applicable fiscal year, provided that the Company achieves certain annual performance goals as established by the Board and/or Compensation Committee. If such performance goals are met, the MIP bonus will be payable in cash or equity, provided that Mr. Lewis remains employed with the corporation on the date the bonus is paid.
The Lewis Employment Agreement provides that on or prior to December 31, 2019, Mr. Lewis shall receive an equity or equity based award with a grant date value of $2,200,000, and that for each subsequent fiscal year ending during the term (commencing with Fiscal 2021), he shall be eligible to receive an equity or equity based award with a target value of 400% of his base salary.
The Lewis Employment Agreement also provides Mr. Lewis with certain other compensation and benefits, including: (i) four weeks of paid vacation for each full year; (ii) eligibility to participate in any of the Company’s insurance plans and other benefits, if any, as are made available to other executive officer of the Company; and (iii) eligibility for Mr. Lewis to participate in the Company’s executive auto lease program during the term of the employment agreement.
The Lewis Employment Agreement contains the following provisions applicable upon the termination of Mr. Lewis’s employment with the Company and/or in the event of a change in control of the Company.
In the event that Mr. Lewis is terminated with “cause” or terminates his employment voluntarily, other than for “good reason,” Mr. Lewis’s salary and other benefits provided under his employment agreement cease at the time of such termination and Mr. Lewis is entitled to no further compensation under his employment agreement. Notwithstanding this, Mr. Lewis would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law. Further, upon any such termination of employment, the Company would pay to Mr. Lewis accrued pay and benefits.
If the employment of Mr. Lewis with the Company is terminated by the Company without “cause,” by Mr. Lewis for “good reason,” or is terminated due to Mr. Lewis’s death or disability, Mr. Lewis is entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company and Mr. Lewis’s compliance with the non-competition,
non-solicitation,
non-disparagement
and confidentiality restrictions set forth in his employment agreement. In such event the Company will: (i) pay Mr. Lewis (a) 1.5 times his base salary in effect immediately prior to his termination, plus (b) 1.0 times his target annual bonus award for the fiscal year in which such termination occurs, ratably over the
18-month
period immediately following his termination; (ii) pay Mr. Lewis the pro rata portion of the annual bonus (if any) he would have earned pursuant to any annual bonus or incentive plan maintained by the Company with respect to the fiscal year in which such termination occurs if his employment had not ceased, to be paid at the same time such bonus would have been paid to Mr. Lewis for such fiscal year if his employment had not terminated; (iii) for the
18-month
period immediately following such termination, arrange to provide Mr. Lewis and his dependents with medical and dental benefits on a basis substantially similar to those provided to Mr. Lewis and his dependents by the Company immediately prior to the date of termination, subject to his electing COBRA coverage; and (iv) pay Mr. Lewis his accrued vacation time pursuant to Company policy. In addition, and all unvested outstanding time-based equity awards will vest on a pro rata basis and all performance-based awards will be forfeited.

The
non-competition
and
non-solicitation
provisions extend for 18 months following Mr. Lewis’s termination, and confidentiality provisions extend for up to 7 years following Mr. Lewis’s termination. Mr. Lewis is also subject to a cooperation provision that extends for 6 years following Mr. Lewis’s termination.
The definitions of “good reason” and “cause” under the Lewis Employment Agreement were similar to the definitions of such terms in the Maura Employment Agreement.
Agreements with Ms. Long
On September 9, 2019, the Company entered into the Long Letter Agreement and the Long Severance Agreement with Rebeckah Long. Pursuant to the Long Letter Agreement, effective as of September 9, 2019, Ms. Long was promoted to Senior Vice President, Global Human Resources for the Company. Effective as of September 9, 2019, Ms. Long’s base salary was increased from $250,000 to $300,000
(pro-rated
for Fiscal 2019). For Fiscal 2020, Ms. Long’s target bonus will be increased from 40% to 60% and her long-term incentive award for Fiscal 2020 will be $350,000.
Pursuant to the Long Severance Agreement, if Ms. Long’s employment is terminated by the Company without cause, she will receive as severance 52 weeks of base pay and (subject to her timely election of COBRA) 52 weeks of continued medical coverage. The receipt of severance benefits is conditioned upon her execution of an effective and irrevocable release of claims as well as continued compliance with her post employment restrictive covenants, including 12 month non-compete
and
non-solicit,
a
5-year
confidentiality provision, a
6-year
cooperation provision and perpetual
non-disparagement
provisions.
“Cause” for purposes of the Long Severance Agreement generally means: (i) the commission by Ms. Long of any theft, fraud, embezzlement or other material act of disloyalty or dishonesty with respect to the Company (including the unauthorized disclosure of confidential or proprietary information of the Company); (ii) Ms. Long’s conviction of, or plea of guilty or nolo contendere to, a felony or other crime of moral turpitude, disloyalty, or dishonesty; (iii) Ms. Long’s willful misconduct or gross neglect in the performance of Ms. Long’s job duties and responsibilities to the Company; (iv) the willful or intentional failure or refusal by Ms. Long to follow the written and specific, reasonable and lawful directives of Ms. Long’s supervisor or the Company’s senior management team, which failure or refusal to perform (to the extent curable) is not completely cured to the Company’s reasonable satisfaction within 15 days after receipt of a written notice from the Company detailing such failure or refusal to perform, provided that in no event shall the Company be required to provide more than one such notice or cure period (to the extent a cure period is applicable) within any
12-month
period; (v) the failure or refusal by Ms. Long to perform her duties and responsibilities to the Company or any of its affiliates, which failure or refusal to perform (to the extent curable) is not completely cured to the Company’s reasonable satisfaction within 15 days after receipt of a written notice from the Company detailing such failure or refusal to perform, provided that in no event shall the Company be required to provide more than one such notice or cure period (to the extent a cure period is applicable) within any
12-month
period; (vi) Ms. Long’s breach of any of the terms of this Agreement, any other agreement between Ms. Long and the Company, or any Company policy, which breach (to the extent curable) is not cured to the Company’s reasonable satisfaction within 15 days after receipt of a written notice from the Company to Ms. Long of such breach, provided that in no event shall the Company be required to provide more than one such notice or cure period (to the extent a cure period is applicable) within any
12-month
period; (vii) Ms. Long engages in conduct that discriminates against or harasses any employee or other person providing services to the Company on the basis of any protected class such that it would harm the reputation of the Company or its affiliates if Ms. Long was retained as an employee, as determined by the Company in good faith after a reasonable inquiry; or (viii) Ms. Long engages in intentional, reckless, or negligent conduct that has or is reasonably likely to have an adverse effect on the Company’s business or reputation, as determined by the Company in good faith.
Agreements with Mr. Martin
The initial term of the Martin Employment Agreement was until March 1, 2016, and thereafter was subject to automatic one-year
renewals, subject to earlier terminations. As noted below, the Martin Employment Agreement has been superseded by the Martin Separation Agreement.
Pursuant to the Martin Employment Agreement, Mr. Martin was entitled to receive an annual base salary of $550,000, subject to periodic review and increase by the Compensation Committee, in its discretion. In addition, Mr. Martin was entitled to receive a performance-based cash bonus under the MIP program for each fiscal year during the term of the agreement. The MIP bonus was based on a target of 90% of Mr. Martin’s base salary paid during the applicable fiscal year, provided that the Company achieved certain annual performance goals as established by the Board and/or Compensation Committee. If such performance goals were met, the MIP bonus was payable in cash or equity, provided that Mr. Martin remains employed with the corporation on the date the bonus is paid. Mr. Martin was also eligible to participate in future equity or multi-year equity award programs, at the discretion of the Compensation Committee and/or the Board.

The Martin Employment Agreement also provided Mr. Martin with certain other compensation and benefits, including the following: (i) a full executive physical on an annual basis; (ii) an annual net cash payment of $20,000 for tax, estate, and financial planning assistance; (iii) eligibility for Mr. Martin to participate in the Company’s executive auto lease program during the term of the employment agreement; and (iv) a Company-funded executive life and disability insurance policy.
The Martin Employment Agreement contained the following provisions applicable upon the termination of Mr. Martin’s employment with the Company and/or in the event of a change in control of the Company.
In the event that Mr. Martin was terminated with “cause” or terminates his employment voluntarily, other than for “good reason,” Mr. Martin’s salary and other benefits provided under his employment agreement would cease at the time of such termination and Mr. Martin would be entitled to no further compensation under his employment agreement. Notwithstanding this, Mr. Martin would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law. Further, upon any such termination of employment, the Company would pay to Mr. Martin accrued pay and benefits.
If the employment of Mr. Martin with the Company was terminated by the Company without “cause,” by Mr. Martin for “good reason,” or was terminated due to Mr. Martin’s death or disability, Mr. Martin would be entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company and Mr. Martin’s compliance with the non-competition,
non-solicitation,
non-disparagement
and confidentiality restrictions set forth in his employment agreement. In such event the Company would: (i) pay Mr. Martin (a) 1.5 times his base salary in effect immediately prior to his termination, plus (b) 1.0 times his target annual bonus award for the fiscal year in which such termination occurs, ratably over the
18-month
period immediately following his termination; (ii) pay Mr. Martin the pro rata portion of the annual bonus (if any) he would have earned pursuant to any annual bonus or incentive plan maintained by the Company with respect to the fiscal year in which such termination occurs if his employment had not ceased, to be paid at the same time such bonus would have been paid to Mr. Martin for such fiscal year if his employment had not terminated; (iii) for the
18-month
period immediately following such termination, arrange to provide Mr. Martin and his dependents with insurance and other benefits on a basis substantially similar to those provided to Mr. Martin and his dependents by the Company immediately prior to the date of termination at no greater cost to Mr. Martin or the Company than the cost to Mr. Martin and the Company immediately prior to such date; and (iv) pay Mr. Martin his accrued vacation time pursuant to Company policy. In addition, all unvested outstanding time-based equity awards will promptly vest as provided in the applicable equity award agreements.
If Mr. Martin’s employment was terminated in a CIC Termination, then Mr. Martin would receive all severance benefits available to him as if he terminated his employment for “good reason” (as described above), and all of his outstanding and unvested performance-based equity awards will vest in full (at the target level).
Pursuant to the Martin Employment Agreement, the
non-competition
and
non-solicitation
provisions extend for 18 months following Mr. Martin’s termination, and confidentiality provisions extend for seven years following Mr. Martin’s termination.
The definitions of “good reason” and “cause” under the Martin Employment Agreement were similar to the definitions of such terms in the Maura Employment Agreement.
Pursuant to the Martin Separation Agreement (which supersedes the Martin Employment Agreement), Mr. Martin’s employment with the Company and all of its subsidiaries and affiliates was required to end on December 20, 2019 or such earlier date as determined by the Company (the “Martin Separation Date”). Mr. Martin would continue to receive his compensation and benefits through the Martin Separation Date. Subject to Mr. Martin executing an effective and irrevocable release of claims, Mr. Martin will receive as severance eighteen (18) months base salary ($825,000) and one times his annual bonus of $495,000, in each case payable over an 18 month period. In addition, Mr. Martin will be eligible for a pro rata bonus for Fiscal 2020 based on actual performance for Fiscal 2020, but he will not receive any equity awards for Fiscal 2020. Mr. Martin will also continue to receive health insurance benefits during the
18-month
severance period and will be permitted to purchase his Company leased vehicle for which he will be reimbursed up to $85,000. In addition, the Company will transfer his life insurance policy to Mr. Martin. Pursuant to the Martin Separation Agreement, Mr. Martin’s long-term equity-based award was forfeited without payment and his Bridge Grant is payable pro rata in accordance with the terms of his agreement (and any performance award component of the Bridge Grant shall be paid only to the extent performance is achieved). Mr. Martin will remain subject to post-employment restrictive covenants including an
18-month
non-compete
and
non-solicitation,
a
7-year
confidentiality provision, as well as
non-disparagement
and cooperation provisions.

Agreement with Mr. Smeltser
On September 9, 2019, the Company entered into an employment agreement with Jeremy W. Smeltser. Pursuant to the Smeltser Employment Agreement, the initial term will be until September 30, 2020, and thereafter is subject to automatic one-year
renewals, subject to earlier termination. Pursuant to the Smeltser Employment Agreement, Mr. Smeltser will receive an annual base salary of $500,000, subject to periodic review and increase by the Compensation Committee, in its discretion. In addition, Mr. Smeltser will receive a performance-based cash bonus under the MIP program for each fiscal year (commencing with Fiscal 2020) during the term of the agreement. The MIP bonus will be based on a target of 80% (and a maximum of 160%) of Mr. Smeltser’s base salary paid during the applicable fiscal year, provided that the Company achieves certain annual performance goals as established by the Board and/or Compensation Committee. If such performance goals are met, the MIP bonus will be payable in cash or equity, provided that Mr. Smeltser remains employed with the corporation on the date the bonus is paid.
The Smeltser Employment Agreement provides that on or prior to December 31, 2019, Mr. Smeltser will receive an equity or equity based award with a grant date value of $1,000,000, and that for each subsequent fiscal year ending during the term (commencing with Fiscal 2021), he shall be eligible to receive an equity or equity based award with a target value of 200% of his base salary.
The Smeltser Employment Agreement also provides Mr. Smeltser with certain other compensation and benefits, including: (i) relocation reimbursement of up to $75,000 as well as the use of a Company-funded apartment for up to 12 months; (ii) four weeks of paid vacation for each full year; (iii) eligibility to participate in any of the Company’s insurance plans and other benefits, if any, as are made available to other executive officer of the Company; and (iv) eligibility for Mr. Smeltser to participate in the Company’s executive auto lease program during the term of the employment agreement.
The Smeltser Employment Agreement contains the following provisions applicable upon the termination of Mr. Smeltser’s employment with the Company and/or in the event of a change in control of the Company.
In the event that Mr. Smeltser is terminated with “cause” or terminates his employment voluntarily, other than for “good reason,” Mr. Smeltser’s salary and other benefits provided under his employment agreement cease at the time of such termination and Mr. Smeltser is entitled to no further compensation under his employment agreement. Notwithstanding this, Mr. Smeltser would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law. Further, upon any such termination of employment, the Company would pay to Mr. Smeltser accrued pay and benefits.
If the employment of Mr. Smeltser with the Company is terminated by the Company without “cause,” by Mr. Smeltser for “good reason,” or is terminated due to Mr. Smeltser’s death or disability, Mr. Smeltser is entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company and Mr. Smeltser’s compliance with the non-competition,
non-solicitation,
non-disparagement
and confidentiality restrictions set forth in his employment agreement. In such event the Company will: (i) pay Mr. Smeltser (a) 1.5 times his base salary in effect immediately prior to his termination, plus (b) 1.0 times his target annual bonus award for the fiscal year in which such termination occurs, ratably over the
18-month
period immediately following his termination; (ii) pay Mr. Smeltser the pro rata portion of the annual bonus (if any) he would have earned pursuant to any annual bonus or incentive plan maintained by the Company with respect to the fiscal year in which such termination occurs if his employment had not ceased, to be paid at the same time such bonus would have been paid to Mr. Smeltser for such fiscal year if his employment had not terminated; (iii) for the
18-month
period immediately following such termination, arrange to provide Mr. Smeltser and his dependents with medical and dental benefits on a basis substantially similar to those provided to Mr. Smeltser and his dependents by the Company immediately prior to the date of termination, subject to his electing COBRA coverage; and (iv) pay Mr. Smeltser his accrued vacation time pursuant to Company policy. In addition, all unvested outstanding time-based equity awards will vest on a pro rata basis and all performance-based awards will be forfeited.
The
non-competition
and
non-solicitation
provisions extend for 18 months following Mr. Smeltser’s termination, and confidentiality provisions extend for up to 7 years following Mr. Smeltser’s termination. Mr. Smeltser is also subject to a cooperation provision that extends for 6 years following Mr. Smeltser’s termination.
The definitions of “good reason” and “cause” under the Smeltser Employment Agreement are similar to the definitions of such terms in the Maura Employment Agreement.

Agreement with Mr. Zargar
On September 13, 2018, the Company and SBI and Mr. Zargar entered into an employment agreement which became effective as of October 1, 2018. The initial term of the Zargar Employment Agreement will extend until September 30, 2021, subject to earlier termination, with automatic one-year
renewals thereafter. The Zargar Employment Agreement provides Mr. Zargar with an annual base salary of $400,000 and he will be eligible to receive a performance-based management incentive plan bonus for each fiscal year starting in Fiscal 2019, based on a target of at least 60% of the then-current base salary (the “Target Amount”) paid during the applicable fiscal year during the term, provided the Company achieves certain annual performance goals as established by the Board and/or the Compensation Committee. If such performance goals are met, the bonus will be payable in cash or stock. If Mr. Zargar exceeds the performance targets, the bonus will be increased in accordance with the formula approved by the Compensation Committee provided that the bonus will not exceed 200% of the Target Amount.
Mr. Zargar will receive equity awards in Fiscal 2019 for the performance periods, with the terms and conditions, and in such amounts as determined by the Compensation Committee. Mr. Zargar will also be eligible for future awards under the Company’s equity plan at the discretion of the Compensation Committee and/or Board and will be eligible to participate in future multi-year incentive programs as may be adopted from time to time. The Zargar Employment Agreement also provides Mr. Zargar with certain other compensation and benefits, including the following: (i) four weeks of paid vacation for each full year; (ii) eligibility for Mr. Zargar to participate in the Company’s executive auto lease program; (iii) a stipend for corporate apartment and income tax filings and returns preparation and advice and estate planning advice; and (iv) eligibility for Mr. Zargar to participate in any of the Company’s insurance plans and other benefits, if any, as the benefits are made available to other executive officers of the Company.
Under the Zargar Employment Agreement, Mr. Zargar is entitled to receive severance benefits if his employment is terminated under certain circumstances. In the event that Mr. Zargar is terminated with “cause” or terminates his employment voluntarily, other than for “good reason,” Mr. Zargar’s compensation and other benefits provided under his employment agreement cease at the time of such termination and Mr. Zargar is entitled to no further compensation under his employment agreement with respect to such role. Notwithstanding this, the Company would pay to Mr. Zargar accrued compensation and benefits and continuation of Company medical benefits to the extent required by law.
If Mr. Zargar’s employment is terminated by the Company without “cause,” by Mr. Zargar for “good reason” (as defined below), or by reason of death or by the Company for disability, or upon a Company-initiated non-renewal,
he will be entitled to the following severance benefits: (i) a cash payment equal to 2.99 times his then-current base salary, (ii) a cash payment equal to 1.5 times his then-current target annual MIP bonus, each payable ratably on a monthly basis over the
18-month
period following termination; (iii) a pro rata portion, in cash, of the annual bonus Mr. Zargar would have earned for the fiscal year in which termination occurs if his employment had not ceased; (iv) for the
18-month
period following termination provide Mr. Zargar and his dependents with medical insurance coverage and other employee benefits on a basis substantially similar to those provided to Mr. Zargar and his dependents by the Company immediately prior to the date of termination at no greater cost to Mr. Zargar or the Company than the cost to Mr. Zargar or the Company immediately prior to such date; and (v) payment of accrued vacation time pursuant to Company policy. In addition, all unvested outstanding performance-based and time-based equity awards will immediately vest in full (at target) as provided in the applicable equity award agreements.
In the case of termination, severance payments and vesting are conditioned upon Mr. Zargar’s execution of a release of claims in favor of the Company and its affiliates and Mr. Zargar’s compliance with the non-solicitation,
non-disparagement
and confidentiality restrictions set forth in his employment agreement. The non-solicitation
provisions extend for 18 months following Mr. Zargar’s termination, and the confidentiality provisions extend for seven years following Mr. Zargar’s termination. Mr. Zargar is also subject to a two-year
cooperation provision.
The definitions of “good reason” and “cause” under the Zargar Employment Agreement are similar to the definitions of such terms in the Maura Employment Agreement.

Amounts Payable upon Termination or Change in Control
The following tables set forth the amounts that would have been payable at September 30, 2019 to each of our NEOs who were employed by the Company as NEOs on the last day of Fiscal 2019 under the various scenarios for termination of employment or a change in control of the Company had such scenarios occurred on September 30, 2019 (except for Mr. Fagre, whose employment terminated on May 3, 2019).

David Maura	Termination Scenarios (Assumes Termination on 9/30/2019)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control & Termination
Cash Severance (1)	$–	$2,471,986		$2,471,986		$2,471,986
Annual Bonus (2)	$–	$1,279,125		$1,279,125		$1,279,125
Equity Awards (Intrinsic Value) (3)
Unvested Restricted Stock	$–	$7,457,758	(4)	$7,457,758	(4)	$14,768,032	(5)
Other Benefits
Health and Welfare (6)	$–	$10,453		$10,453		$10,453
Car allowance (7)	$–	$24,000		$24,000		$24,000
Accrued, Unused Vacation (8)	$–	$47,942		$47,942		$47,942
Tax Gross-Up (9)	$–	$–		$–		$–

Total	$–	$11,291,265		$11,291,265		$18,601,538

(1)	Reflects cash severance payment, under the applicable termination scenarios, of $500,000 for termination of the role of CEO, plus 1.5x Executive Chairman base salary and 1.0x the Fiscal 2019 Executive Chairman target bonus. Payments are to be made in monthly installments over 12 or 18 months (for the CEO and Executive Chairman payments, respectively) subject to the requirements of Section 409A of the Internal Revenue Code.

(2)	Reflects annual MIP bonus for Fiscal 2019 payable at 113.7% of target. Payment is subject to Section 409A of the Internal Revenue Code.

(3)	Reflects value of accelerated vesting of equity awards, if any, using a stock price of $52.72 which was Spectrum’s closing price on September 30, 2019.

(4)	Upon a termination without cause or due to death or disability, or for resignation with good reason, all time-based RSUs under the Fiscal 2019 LTIP, the Fiscal 2019 Bridge Grants and the Fiscal 2020 Bridge Grants would be payable. In addition, a pro rata
portion of the Fiscal 2019 Bridge Grant PSUs would be payable, to the extent earned, prorated for the number of days employed during the performance period.

(5)	Upon a termination in connection with a change in control that occurs between 60 days prior to the change in control and the one-year
anniversary of the change in control, all RSUs and PSUs granted under the Fiscal 2019 LTIP and the Bridge Grants would be subject to accelerated vesting at target.

(6)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.

(7)	Reflects 12 months of car allowance continuation.

(8)	Represents compensation for 110.8 hours of unused vacation time in Fiscal 2019.

(9)	The Company does not provide any tax gross-up payments to cover excise taxes.

Nathan E. Fagre (1) Component	With Good Reason Or Without Cause
Cash Severance (2)	$1,100,000
Equity Awards (Intrinsic Value) (3)
Unvested Restricted Stock	$195,154	(4)
Other Benefits
Health and Welfare (5)	$6,747
Leased Car	$14,250
Accrued, Unused Vacation (6)	$19,976
Tax Gross-Up (7)	$–
Total	$1,336,127

(1)	Based on actual termination on May, 5, 2019. Mr. Fagre’s employment with the Company ended on October 1, 2018, at which time Mr. Fagre was eligible to receive certain benefits in connection with his termination pursuant to his
Separation Agreement And Release
, which included the following: (i) the sum of his base salary ($375,000) plus target bonus ($225,000) for Fiscal 2018, payable over 52 weeks (the “Severance Period”) following his separation which occurred in May 2019; (ii) “Additional Severance Pay” of $500,000; (iii) health benefits continuation through the end of the Severance Period with a total value of $6,747; (iv) 4,018 earned but undelivered RSUs pursuant to the Fiscal 2017 EIP (valued at $211,829 as of September 30, 2019); (v) auto-lease continuation for the duration of the Severance Period (value of $14,250); and, (vi) 110.8 hours of accrued, unused vacation ($19,976 in value).

(2)	Reflects cash severance payment, under the applicable termination scenarios, of 1.0x the sum of Executive’s current base salary and 1.0x the Fiscal 2018 target bonus. Payments are to be made in semi-monthly installments over 12 months, subject to the requirements of Section 409A of the Internal Revenue Code.

(3)	Reflects equity value using a stock price of $48.57, which was Spectrum’s closing price on December 3, 2019 (the date the shares were delivered).

(4)	Pursuant to the separation agreement, the earned, but unpaid, RSUs under the Fiscal 2017 EIP were paid out. The value shown reflects the 4,108 units at $48.57 per share.

(5)	Reflects 12 months of insurance and other benefits continuation for the Executive and any dependents.

(6)	Represents compensation for 110.8 hours of unused vacation time in Fiscal 2018.

(7)	The Company does not provide any tax gross-up payments to cover excise taxes.

Randal Lewis	Termination Scenarios (Assumes Termination on 9/30/2019)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control & Termination
Cash Severance (1)	$–	$1,265,000		$1,265,000		$1,265,000
Annual Bonus (2)	$–	$409,320		$409,320		$409,320
Equity Awards (Intrinsic Value) (3)
Unvested Restricted Stock	$–	$629,014	(4)	$629,014	(4)	$629,014	(4)
Other Benefits
Health and Welfare (5)	$–	$10,453		$10,453		$10,453
Car allowance (6)	$–	$15,372		$15,372		$15,372
Accrued, Unused Vacation (7)	$–	$39,082		$39,082		$39,082
Tax Gross-Up (8)	$–	$–		$–		$–

Total	$–	$2,368,241		$2,368,241		$2,368,241

(1)	Reflects cash severance payment, under the applicable termination scenarios, of 1.5x the Executive’s current base salary plus 1.0x the Fiscal 2019 target bonus. Payments are to be made in monthly installments over 18 months, subject to the requirements of Section 409A of the Internal Revenue Code.

(2)	Reflects annual MIP bonus for Fiscal 2019 payable at 113.7% of target. Payment is subject to the requirements of Section 409A of the Internal Revenue Code.

(3)	Reflects value of vested equity awards, if any, using a stock price of $52.72, which was Spectrum’s closing price on September 30, 2019.

(4)	Upon a termination without cause or due to death or disability, for resignation with good reason, or termination in connection with a change in control, all PSUs will be forfeited. In addition, RSUs under the Fiscal 2019 LTIP will vest pro rata
based on days worked during the vesting period (October 1, 2018 through December 3, 2021). Furthermore, RSUs under both the Fiscal 2019 Bridge Grant and the Fiscal 2020 Bridge Grant will vest pro rata
based on days worked during the 2019 and 2020 vesting periods (November 21, 2018 through November 21, 2019, and November 21, 2019 through November 21, 2020 respectively). For the purposes of these tables, performance has been assumed to be equal to target.

(5)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.

(6)	Reflects 12 months of car lease payment continuation.

(7)	Represents compensation for 147.8 hours of unused vacation time in Fiscal 2019.

(8)	The Company does not provide any tax gross-up payments to cover excise taxes.

Rebeckah Long	Termination Scenarios (Assumes Termination on 9/30/2019)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control and Termination
Cash Severance (1)(2)	$–	$300,000		$300,000		$300,0000
Annual Bonus (3)	$–	$–		$–		$–
Equity Awards (Intrinsic Value) (4)
Unvested Restricted Stock	$–	$184,435	(5)	$184,435	(5)	$184,435	(5)
Other Benefits
Health and Welfare (6)	$–	$10,453		$10,453		$10,453
Car allowance (7)	$–	$10,200		$10,200		$10,200
Accrued, Unused Vacation (8)	$–	$9,433		$9,433		$9,433
Tax Gross-Up (9)	$–	$–		$–		$–

Total	$–	$514,520		$514,520		$514,520

(1)	Should the executive resign with good reason, the severance payment will not be payable.

(2)	Reflects cash severance payment, under the applicable termination scenarios, of 52 weeks of weekly salary.

(3)	No payment would be required under existing agreements.

(4)	Reflects value of vested equity awards, if any, using a stock price of $52.72, which was Spectrum’s closing price on September 30, 2019 and vested value of 2019 Bridge Cash award.

(5)	Upon a termination without cause or due to death or disability, for resignation with good reason, or termination in connection with a change in control, the Fiscal 2019 LTIP would be forfeited. In addition, a pro rata
portion of the Fiscal 2019 Bridge Grant RSUs would be payable based on the number of days employed during the service period and a pro rata
portion of the Fiscal 2019 Bridge Grant PSUs would be payable to the extent earned based on the number of days employed during the performance period. For the purposes of these tables, performance has been assumed to be equal to target.

(6)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.

(7)	Reflects 12 months of car allowance continuation.

(8)	Represents compensation for 65.4 hours of unused vacation time in Fiscal 2019.

(9)	The Company does not provide any tax gross-up payments to cover excise taxes.

Douglas L. Martin	Termination Scenarios (Assumes Termination on 9/30/2019)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control & Termination
Cash Severance (1)(2)	$–	$1,320,000		$1,320,000		$1,320,000
Annual Bonus (3)	$–	$562,815		$562,815		$562,815
Equity Awards (Intrinsic Value) (4)
Unvested Restricted Stock	$–	$1,932,603	(5)	$1,932,603	(5)	$1,932,603	(5)
Other Benefits
Health and Welfare (6)	$–	$10,453		$10,453		$10,453
Car allowance (7)	$–	$85,000		$85,000		$85,000
Accrued, Unused Vacation (8)	$–	$29,298		$29,298		$29,298
Tax Gross-Up (9)	$–	$–		$–		$–

Total	$–	$3,940,169		$3,940,169		$3,940,169

(1)	Mr. Martin’s employment terminated on December 20, 2019, and specific details of his agreed severance have been filed with the SEC. All details above, for consistency purposes, reflect a termination on September 30, 2019.

(2)	Reflects cash severance payment, under the applicable termination scenarios, of 1.5x the Executive’s current base salary plus 1.0x the Fiscal 2019 target bonus. Payments are to be made in monthly installments over 18 months, subject to the requirements of Section 409A of the Internal Revenue Code.

(3)	Reflects annual MIP bonus for Fiscal 2019 payable at 113.7% of target. Payment is subject to the requirements of Section 409A of the Internal Revenue Code.

(4)	Reflects value of vested equity awards, if any, using a stock price of $52.72, which was Spectrum’s closing price on September 30, 2019.

(5)	Upon a termination without cause or due to death or disability, for resignation with good reason, or termination in connection with a change in control, the Fiscal 2019 LTIP would be forfeited. In addition, a pro rata
portion of the Fiscal 2019 Bridge Grant RSUs would be payable based on the number of days employed during the service period and a pro rata
portion of the Fiscal 2019 Bridge Grant PSUs would be payable to the extent earned based on the number of days employed during the performance period. For the purposes of these tables, performance has been assumed to be equal to target.

(6)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.

(7)	Reflects maximum potential car lease payment continuation/buyout.

(8)	Represents compensation for 110.8 hours of unused vacation time in Fiscal 2019.

(9)	The Company does not provide any tax gross-up payments to cover excise taxes.

Ehsan Zargar	Termination Scenarios (Assumes Termination on 9/30/2019)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control & Termination
Cash Severance (1)	$–	$1,556,000		$1,556,000		$1,556,000
Annual Bonus (2)	$–	$272,880		$272,880		$272,880
Equity Awards (Intrinsic Value) (3)
Unvested Restricted Stock	$–	$5,470,860	(4)	$5,470,860	(4)	$5,470,860	(4)
Other Benefits
Health and Welfare (5)	$–	$10,453		$10,453		$10,453
Car allowance (6)	$–	$18,000		$18,000		$18,000
Accrued, Unused Vacation (7)	$–	$21,308		$21,308		$21,308
Tax Gross-Up (8)	$–	$–		$–		$–

Total	$–	$7,349,501		$7,349,501		$7,349,501

(1)	Reflects cash severance payment, under the applicable termination scenarios, of 2.99x the Executive’s current base salary plus 1.5x the Fiscal 2019 target bonus. Payments are to be made in monthly installments over 18 months, subject to the requirements of Section 409A of the Internal Revenue Code.

(2)	Reflects annual MIP bonus for Fiscal 2019 payable at 113.7% of target. Payment is subject to the requirements of Section 409A of the Internal Revenue Code.

(3)	Reflects value of vested equity awards, if any, using a stock price of $52.72, which was Spectrum’s closing price on September 30, 2019.

(4)	Upon a termination without cause or in connection with a change in control, or for resignation with good reason, or for death or disability, all RSUs and PSUs granted under the Fiscal 2019 LTIP and the Bridge Grants would be subject to accelerated vesting at target.

(5)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.

(6)	Reflects 12 months of car allowance continuation.

(7)	Represents compensation for 110.8 hours of unused vacation time in Fiscal 2019.

(8)	The Company does not provide any tax gross-up payments to cover excise taxes.

Compensation Committee Report
Our Compensation Committee has reviewed and discussed the section of this report entitled

“Compensation Discussion and Analysis”

with management. Based on this review and discussion, the Committee has recommended to our Board that the Compensation Discussion and Analysis be included in this Form 10-K/A and the Company’s Annual Report on Form 10-K for Fiscal 2019.
Compensation Committee
Kenneth C. Ambrecht (Chair)
Norman S. Matthews
Terry L. Polistina
Fiscal 2019 CEO Pay Ratio
Under rules adopted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we are required to determine and disclose the ratio of the annual total compensation of our CEO to that of our global median employee.
To determine the median employee, we made a determination from our global employee population, excluding
non-U.S.
locations to the extent that the total employees excluded in these locations in aggregate did not exceed 5% of our total employee population at the time of the determination. We have excluded 527 employees in Cambodia out of our global employee population of approximately 12,833. We established a consistently applied compensation measure of annualized base pay, converted to U.S. dollars based on applicable exchange rates as of September 30, 2019. Our population was evaluated as of September 30, 2019 and reflects paid compensation for the entire fiscal year. Where allowed under the rule, we have annualized compensation for employees newly hired during Fiscal 2019.
Based on the above determination, the total compensation (using the same methodology as we use for our named executive officers as set forth in the Summary Compensation Table in this proxy statement) for the median employee is $11,371. Using the CEO’s total compensation of $19,688,132 under the same methodology, the resulting ratio is 1,731:1. The pay ratio reported here is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above.
Alternative Fiscal 2019 CEO Pay Ratio
As discussed above, in Fiscal 2019, Mr. Maura received a special Bridge Grant and a special transaction success bonus. The Compensation Committee believes it is helpful in evaluating Mr. Maura’s compensation to exclude these special awards. When excluding these awards Mr. Maura’s adjusted compensation is $8,715,932 and the alternative ratio of CEO annual total compensation to the median employee for Fiscal 2019 is estimated to be 767:1. This alternative CEO pay ratio is not a substitute for the CEO pay ratio, but we believe it is helpful in fully evaluating the ratio of Mr. Maura’s annual total compensation to that of our median employee.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership Table
The following table sets forth information regarding beneficial ownership of our common stock, as of December 29, 2019, by:
●	each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock (each, a “5% Stockholder”);

●	our NEOs for Fiscal 2019;

●	each of our directors; and

●	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% Stockholders is based upon filings with the SEC and other publicly available information. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of beneficial ownership set forth below is based upon 46,093,993 shares of common stock issued and outstanding as of the close of business on December 29, 2019. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to vested options, as well as options and RSUs held by that person that are currently expected to vest within 60 days of December 29, 2019, are all deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Spectrum Brands Holdings, Inc., 3001 Deming Way, Middleton, WI 53562.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares
5% Stockholders
FMR LLC (1)	7,314,796	15.9%
Vanguard Group Inc. (2)	4,179,626	9.1%
Fortress Investment Group LLC (3)	3,855,401	8.4%
Arlington Value Capital, LLC (4)	3,118,927	6.8%

Our Directors and Named Executive Officers
Kenneth C. Ambrecht	28,899	*
Nathan E. Fagre (5)	53,949	*
Sherianne James	1,834	*
Randal Lewis	26,351	*
Rebeckah Long (6)	1,670	*
Douglas L. Martin	75,731	*
Norman S. Matthews	29,186	*
David M. Maura (7)	584,800	1.3%
Terry L. Polistina	28,011	*
Hugh R. Rovit	29,907	*
Jeremy W. Smeltser (8)	—	*
Ehsan Zargar (9)	50,780	*
All Directors and Executive Officers as a Group	857,169	1.9%

* Indicates less than 1% of our outstanding common stock.
(1)	Based solely on a Schedule 13F, filed with the SEC on November 13, 2019. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(2)	Based solely on a Schedule 13F, filed with the SEC on November 14, 2019. The address of Vanguard Group Inc. is PO Box 2600, V26, Valley Forge, Pennsylvania 19482.

(3)	Based solely on a Schedule 13D/A, filed with the SEC on December 3, 2019. The address of Fortress Investment Group LLC is 1345 Avenue of the Americas, New York, New York 10105.

(4)	Based solely on a Schedule 13F, filed with the SEC on November 14, 2019. The address of Arlington Value Capital, LLC is 222 S. Main Street, Suite 1750, Salt Lake City, Utah 84101.

(5)	Mr. Fagre’s position as General Counsel ceased as of October 1, 2018.

(6)	Ms. Long was appointed Senior Vice President, Global Human Resources on September 9, 2019.

(7)	Includes shares of common stock underlying options that have vested for Mr. Maura totaling 213,652.

(8)	Mr. Smeltser was appointed CFO on November 17, 2019.

(9)	Includes shares of common stock underlying options that have vested for Mr. Zargar totaling 8,967.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely upon review of Forms 3, 4, and 5 (and amendments thereto) furnished to us during or in respect of Fiscal 2019 and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers, and 10% stockholders were satisfied in a timely manner during Fiscal 2019 with respect to the Company.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Policies on Transactions with Related Persons
All of the Company’s executive officers, directors, and employees are required to disclose to the Company’s General Counsel all transactions which involve any actual, potential, or suspected activity or personal interest that creates or appears to create a conflict between the interests of the Company and the interests of their executive officers, directors, or employees. In cases involving executive officers, directors, or senior-level management, the Company’s General Counsel will investigate the proposed transaction for potential conflicts of interest and then refer the matter to the Company’s Audit Committee to make a full review and determination. In cases involving other employees, the Company’s General Counsel, in conjunction with the employee’s regional supervisor and the Company’s Director of Internal Audit, will review the proposed transaction. If they determine that no conflict of interest will result from engaging in the proposed transaction, then they will refer the matter to the Company’s CEO for final approval.
The Company’s legal department and financial accounting department monitor transactions for an evaluation and determination of potential related-person transactions that would need to be disclosed in the Company’s periodic reports or proxy materials under generally accepted accounting principles and applicable SEC rules and regulations.
In addition, under our Corporate Governance Guidelines, our directors are prohibited from taking for themselves opportunities related to the Company’s business that are presented to them in their capacity as a director for the Company’s benefit, from using our property, information or position for personal gain, or from competing with the Company for business opportunities if such opportunities were presented to them in their capacity as a director for the Company’s benefit. If the Company’s disinterested Board members determine that the Company will not pursue an opportunity that relates to our business, and consent to a director then personally pursuing the opportunity, then the director may do so. The Company has declined, and in the future may decline, such opportunities and our directors may pursue such opportunities.
For more information on the Company’s policies and procedures for review and approval of related-person transactions, please see the Company’s Code of Ethics for the Principal Executive Officer and Senior Financial Officers and the Spectrum Brands Code of Business Conduct and Ethics, each of which is posted on the Company’s website at www.spectrumbrands.com under
“Investor Relations—Corporate Governance Documents.”
Transactions with Significant Stockholders
On April 4, 2019, Arlington Value Capital, LLC (“Arlington”) and the Company entered into an agreement (the “Arlington Agreement”) regarding Arlington’s ownership of our common stock. In connection with the execution of the Arlington Agreement, the Board has granted approvals under the Charter to exempt Arlington and certain investment advisory clients for whom Arlington manages assets that may be treated as beneficially owned by Arlington (the “Underlying Arlington Funds”) from the Charter’s transfer restrictions in certain circumstances where ownership of Arlington and the Underlying Arlington Funds would not substantially impair the current ability of the Company to utilize certain net operating loss carryforward and other tax benefits of the Company and its subsidiaries.
As of October 11, 2019, Jefferies Financial has ceased to be a 5% holder of our common stock, and both Jefferies Financial and Fortress Investment Group LLC (“Fortress”) have ceased to be affiliates of ours. The transactions described below were terminated or otherwise concluded subsequent to the end of Fiscal 2019.
On February 24, 2018, in connection with the Merger, Jefferies Financial and the Company entered into a shareholder agreement, which became effective as of the Merger Closing Date. On November 19, 2018, the parties entered into an amendment to the shareholder agreement. Under the shareholder agreement, following the Merger Closing Date, Jefferies Financial received the right to designate one individual to be nominated as a member of our Board until the occurrence of certain events. In addition, Jefferies Financial had the right to designate an independent director. Jefferies Financial designated David S. Harris as such director, who served on our Board as an independent director until his resignation in January 2020. Jefferies Financial’s director nomination rights have since been terminated.
Pursuant to our Charter, Jefferies Financial and Fortress were subject to certain limitations on the transfer of common stock, provided that each was given a permitted cushion from these restrictions to transfer a portion of their common stock. Following the closing of the sale of the Company’s GBL business, the limitations on transfer are no longer applicable.

On February 24, 2018, Jefferies Financial, Fortress and the Company entered into a registration rights agreement, which became effective at the Merger Closing Date. Under this agreement, we were required to file a shelf registration statement and keep this registration statement effective so long as Fortress and Jefferies Financial (and their permitted assigns) owned shares of our common stock.
On October 7, 2015, FGL, a former subsidiary of HRG Legacy, entered into an engagement letter with Jefferies LLC (an affiliate of Jefferies Financial), pursuant to which Jefferies LLC agreed (on a non-exclusive
basis) to provide financial advisory services to FGL in connection with a transaction involving a merger or other similar transaction with respect to at least a majority of the capital stock of FGL. HRG Legacy was also a party to the engagement letter. Under the engagement letter, Jefferies LLC was entitled to receive a fee which represented a percentage of the value of the transaction, plus reimbursement for all reasonable out-of-pocket
expenses incurred by Jefferies in connection with their engagement. FGL also agreed to indemnify Jefferies LLC for certain liabilities in connection with their engagement. HRG Legacy was required to reimburse FGL for compensation paid by FGL to Jefferies LLC under certain circumstances. On November 30, 2017, FGL ceased to be a subsidiary of HRG Legacy.
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
FGL, a former subsidiary of HRG Legacy, invested in CLO securities issued by affiliates of Fortress. Such CLOs had an aggregate total carrying value of $176.3 million as of September 30, 2017. HRG Legacy’s net investment income from such securities was $11.6 million Fiscal 2017.
Other Transactions
As previously disclosed, during the first quarter of the Fiscal 2019, the Company repurchased 158,318 shares of common stock from David Maura, Executive Chairman and CEO of the Company, at an average repurchase price of $50.53 per share, the then-current market price of the Company’s stock. Also, as previously disclosed, on November 21, 2018, the Company repurchased 79,809 shares of common stock from Mr. Maura at a price of $50.12 per share, the closing price of our common stock on such date. The Company repurchased an additional 78,509 shares of common stock from Mr. Maura on November 26, 2018 at a price of $50.95 per share, the closing price of our common stock on such date.
On September 15, 2019, Mosaic Acquisition Corp. (“Mosaic”), a Special Purposes Acquisition Company where David Maura served as the Executive Chairman and Chief Executive Officer and President, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Mosaic, Maiden Merger Sub, Inc., a wholly owned subsidiary of Mosaic and Vivint Smart Home, Inc. (“Vivint”), where Vivint would emerge as the surviving company. The transaction was finalized and closed on January 17, 2020. Effective the close of the merger, David Maura will serve on the Board of Directors and be a shareholder of the emerging Vivint company. Vivint has been, and is currently, a customer of the Company’s HHI segment with sales consisting of $20.9 million, $16.1 million and $20.6 million for the years ended September 30, 2019, 2018 and 2017. All transactions and agreements were executed at arms-length.

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(b)	List of Exhibits.

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

Exhibit 4.8*	Description of Capital Stock of Spectrum Brands, Holdings, Inc.

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

Exhibit 10.21+
Employment Agreement, dated March 16, 2015, among Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.), Spectrum Brands, Inc. and Andreas Rouvé (filed by incorporation by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on May 1, 2015 (File No. 001-34757)).

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

Exhibit 21.1@	Subsidiaries of Registrant.***

Exhibit 23.1@	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1*
Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.

Exhibit 31.2*
Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.

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

Exhibit 32.1@	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.

Exhibit 32.2@	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.

Exhibit 32.3@	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC

Exhibit 32.4@	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC

101.INS@	XBRL Instance Document**

101.SCH@	XBRL Taxonomy Extension Schema Document**

101.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF@	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB@	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE@	XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be furnished and not filed.

***	With respect to Spectrum Brands Holdings, Inc. SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form
10-K
and has therefore omitted the list of subsidiaries exhibit otherwise required by Item 601 of Regulation
S-K
as allowed under General Instruction I(2)(b).

@	Included as an exhibit to the Original Form 10-K.

+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: January 28, 2020

SPECTRUM BRANDS HOLDINGS, INC.

By:	/s/ Jeremy W. Smeltser
	Name:	Jeremy W. Smeltser
	Title:	Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SB/RH HOLDINGS, LLC

By:	Spectrum Brands Holdings, Inc.,
its sole member

By:	/s/ Jeremy W. Smeltser
	Name:	Jeremy W. Smeltser
	Title:	Executive Vice President
and Chief Financial Officer