Form 10-Q
period 2019-12-29
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2020-02-04
CIK 109177, 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2019

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

As of January 31, 2020, there were 45,894,687 shares outstanding of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.

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

•our ability to successfully implement further acquisitions or dispositions and the impact of any such transactions on our financial performance;

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

.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

This report is a combined report of Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC. The combined notes to the condensed consolidated financial statements include notes representing Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC and certain notes related specifically to SB/RH Holdings, LLC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Financial Position

As of December 29, 2019, and September 30, 2019

(unaudited)

(in millions)	December 29, 2019	September 30, 2019
Assets
Cash and cash equivalents	$142.2	$627.1
Trade receivables, net	510.0	356.7
Other receivables	54.7	74.2
Inventories	627.8	548.4
Prepaid expenses and other current assets	62.0	53.5
Current assets of business held for sale	29.0	—
Total current assets	1,425.7	1,659.9
Property, plant and equipment, net	403.4	452.9
Operating lease assets	98.5	—
Investments	269.3	230.8
Deferred charges and other	52.1	51.7
Goodwill	1,321.5	1,328.1
Intangible assets, net	1,472.6	1,507.1
Total assets	$5,043.1	$5,230.5
Liabilities and Shareholders' Equity
Current portion of long-term debt	$13.9	$136.9
Accounts payable	471.0	456.8
Accrued wages and salaries	48.0	72.1
Accrued interest	36.7	29.3
Indemnification payable to Energizer	231.1	230.8
Other current liabilities	191.0	216.0
Current liabilities of business held for sale	9.3	—
Total current liabilities	1,001.0	1,141.9
Long-term debt, net of current portion	2,324.3	2,214.4
Long-term operating lease liabilities	85.6	—
Deferred income taxes	50.8	55.9
Other long-term liabilities	108.1	112.0
Total liabilities	3,569.8	3,524.2
Commitments and contingencies (Note 18)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	2,007.6	2,031.1
Accumulated earnings	144.9	201.2
Accumulated other comprehensive loss, net of tax	(249.1)	(273.6)
Treasury stock	(439.6)	(260.9)
Total shareholders' equity	1,464.3	1,698.3
Noncontrolling interest	9.0	8.0
Total equity	1,473.3	1,706.3
Total liabilities and equity	$5,043.1	$5,230.5

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Income

For the three month periods ended December 29, 2019 and December 30, 2018

(unaudited)

	Three Month Periods Ended
(in millions, except per share)	December 29, 2019	December 30, 2018
Net Sales	$871.5	$880.3
Cost of goods sold	592.5	573.7
Restructuring and related charges	9.9	0.9
Gross profit	269.1	305.7
Selling	146.1	155.6
General and administrative	80.4	99.3
Research and development	9.9	11.1
Restructuring and related charges	17.5	8.2
Transaction related charges	4.1	6.3
Write-off from impairment of intangible assets	24.2	—
Loss on assets held for sale	32.8	—
Total operating expenses	315.0	280.5
Operating (loss) income	(45.9)	25.2
Interest expense	34.8	57.0
Other non-operating (income) expense, net	(43.7)	0.7
Loss from continuing operations before income taxes	(37.0)	(32.5)
Income tax expense (benefit)	0.7	(3.4)
Net loss from continuing operations	(37.7)	(29.1)
Income (loss) from discontinued operations, net of tax	2.8	(83.2)
Net loss	(34.9)	(112.3)
Net income attributable to non-controlling interest	0.9	0.2
Net loss attributable to controlling interest	$(35.8)	$(112.5)
Amounts attributable to controlling interest
Net loss from continuing operations attributable to controlling interest	$(38.6)	$(29.3)
Net income (loss) from discontinued operations attributable to controlling interest	2.8	(83.2)
Net loss attributable to controlling interest	$(35.8)	$(112.5)
Earnings Per Share
Basic earnings per share from continuing operations	$(0.81)	$(0.56)
Basic earnings per share from discontinued operations	0.06	(1.55)
Basic earnings per share	$(0.75)	$(2.11)
Diluted earnings per share from continuing operations	$(0.81)	$(0.56)
Diluted earnings per share from discontinued operations	0.06	(1.55)
Diluted earnings per share	$(0.75)	$(2.11)
Dividend per share	$0.42	$0.42
Weighted Average Shares Outstanding
Basic	47.7	53.4
Diluted	47.7	53.4

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC

Condensed Consolidated Statements of Comprehensive Income

For the three month periods ended December 29, 2019 and December 30, 2018

(unaudited)

	Three Month Periods Ended
(in millions)	December 29, 2019	December 30, 2018
Net loss	$(34.9)	$(112.3)
Foreign currency translation gain (loss)	26.6	(9.8)
Deferred tax effect	(0.1)	(2.1)
Net unrealized gain (loss) on foreign currency translation	26.5	(11.9)
Unrealized gain (loss) on derivative instruments
Unrealized (loss) gain on hedging activity before reclassification	(6.2)	5.5
Net reclassification for gain to income from continuing operations	(2.6)	(2.9)
Net reclassification for gain to income from discontinued operations	—	(0.1)
Unrealized (loss) gain on hedging instruments after reclassification	(8.8)	2.5
Deferred tax effect	2.6	(3.1)
Net unrealized loss on hedging derivative instruments	(6.2)	(0.6)
Defined benefit pension gain
Defined benefit pension gain before reclassification	2.9	1.1
Net reclassification for loss to income from continuing operations	1.0	0.5
Net reclassification for loss to income from discontinued operations	—	0.2
Defined benefit pension gain after reclassification	3.9	1.8
Deferred tax effect	0.1	(0.3)
Net defined benefit pension gain	4.0	1.5
Net change to derive comprehensive income (loss) for the periods	24.3	(11.0)
Comprehensive loss	(10.6)	(123.3)
Comprehensive income attributable to non-controlling interest	0.1	—
Comprehensive loss attributable to controlling interest	$(10.7)	$(123.3)

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC

Condensed Consolidated Statements of Shareholder’s Equity

For the three month periods ended December 29, 2019 and December 30, 2018

(unaudited)

					Accumulated
			Additional		Other		Total	Non-
Three month period ended December 29, 2019	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders'	controlling	Total
(in millions)	Shares	Amount	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Balances at September 30, 2019	48.8	$0.5	$2,031.1	$201.2	$(273.6)	$(260.9)	$1,698.3	$8.0	$1,706.3
Net (loss) income from continuing operations	—	—	—	(38.6)	—	—	(38.6)	0.9	(37.7)
Income from discontinued operations, net of tax	—	—	—	2.8	—	—	2.8	—	2.8
Other comprehensive income, net of tax	—	—	—	—	24.2	—	24.2	0.1	24.3
Treasury stock repurchases	(1.5)	—	—	—	—	(90.6)	(90.6)	—	(90.6)
Accelerated share repurchase pending final settlement	(1.7)	—	(18.7)	—	—	(106.3)	(125.0)	—	(125.0)
Restricted stock issued and related tax withholdings	0.5	—	(13.3)	—	—	18.2	4.9	—	4.9
Share based compensation	—	—	8.5	—	—	—	8.5	—	8.5
Dividend paid to common shareholders	—	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Cumulative adjustment for adoption of new accounting standards (Note 1)	—	—	—	(0.3)	0.3	—	—	—	—
Balances at December 29, 2019	46.1	$0.5	$2,007.6	$144.9	$(249.1)	$(439.6)	$1,464.3	$9.0	$1,473.3

					Accumulated
			Additional		Other		Total	Non-
Three month period ended December 30, 2018	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders'	controlling	Total
(in millions)	Shares	Amount	Capital	Deficit	Loss	Stock	Equity	Interest	Equity
Balances as of September 30, 2018	53.4	$0.5	$1,996.7	$(180.1)	$(235.8)	$—	$1,581.3	$8.3	$1,589.6
Net (loss) income from continuing operations	—	—	—	(29.3)	—	—	(29.3)	0.2	(29.1)
Loss from discontinued operations, net of tax	—	—	—	(83.2)	—	—	(83.2)	—	(83.2)
Other comprehensive loss, net of tax	—	—	—	—	(11.0)	—	(11.0)	—	(11.0)
Treasury stock repurchases	(0.3)	—	—	—	—	(18.5)	(18.5)	—	(18.5)
Restricted stock issued and related tax withholdings	0.3	—	7.5	(0.2)	—	3.9	11.2	—	11.2
Share based compensation	—	—	3.2	—	—	—	3.2	—	3.2
Dividends declared	—	—	—	(22.5)	—	—	(22.5)	—	(22.5)
Cumulative adjustment for adoption of new accounting standards	—	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Balances as of December 30, 2018	53.4	$0.5	$2,007.4	$(318.4)	$(246.8)	$(14.6)	$1,428.1	$8.5	$1,436.6

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the three month periods ended December 29, 2019 and December 30, 2018

(unaudited)

	Three Month Periods Ended
(in millions)	December 29, 2019	December 30, 2018
Cash flows from operating activities
Net loss	$(34.9)	$(112.3)
Income (loss) from discontinued operations, net of tax	2.8	(83.2)
Net loss from continuing operations	(37.7)	(29.1)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	41.7	66.0
Share based compensation	12.9	6.0
Unrealized gain on investments	(38.5)	—
Write-off from impairment of intangible assets	24.2	—
Loss on assets held for sale	32.8	—
Amortization of debt issuance costs and debt discount	1.6	4.7
Write-off of unamortized discount and debt issuance costs	1.1	—
Deferred tax expense (benefit)	1.4	(26.5)
Net changes in operating assets and liabilities	(236.2)	(304.7)
Net cash used by operating activities from continuing operations	(196.7)	(283.6)
Net cash used by operating activities from discontinued operations	—	(28.3)
Net cash used by operating activities	(196.7)	(311.9)
Cash flows from investing activities
Purchases of property, plant and equipment	(18.7)	(13.5)
Proceeds from disposal of property, plant and equipment	—	0.1
Net cash used by investing activities from continuing operations	(18.7)	(13.4)
Net cash used by investing activities from discontinued operations	—	(5.1)
Net cash used by investing activities	(18.7)	(18.5)
Cash flows from financing activities
Payment of debt, including premium on extinguishment	(127.5)	(45.6)
Proceeds from issuance of debt	103.0	124.3
Payment of debt issuance costs	(0.8)	—
Treasury stock purchases	(90.6)	(18.5)
Accelerated share repurchase pending final settlement	(125.0)	—
Dividends paid to shareholders	(19.9)	(22.4)
Share based award tax withholding payments, net of proceeds upon vesting	(12.2)	(2.2)
Net cash (used) provided by financing activities from continuing operations	(273.0)	35.6
Net cash used by financing activities from discontinued operations	—	(2.3)
Net cash (used) provided by financing activities	(273.0)	33.3
Effect of exchange rate changes on cash and cash equivalents	3.5	(2.9)
Net change in cash, cash equivalents and restricted cash	(484.9)	(300.0)
Net change in cash, cash equivalents and restricted cash in discontinued operations	—	—
Net change in cash, cash equivalents and restricted cash in continuing operations	(484.9)	(300.0)
Cash, cash equivalents, and restricted cash, beginning of period	627.1	561.3
Cash, cash equivalents, and restricted cash, end of period	$142.2	$261.3
Supplemental disclosure of cash flow information
Cash paid for interest	$23.5	$56.0
Cash paid for taxes	$14.5	$21.8
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$0.7	$1.4
Non cash financing activities
Issuance of shares through stock compensation plan	$38.3	$22.5

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Financial Position

As of December 29, 2019, and September 30, 2019

(unaudited)

(in millions)	December 29, 2019	September 30, 2019
Assets
Cash and cash equivalents	$137.5	$621.9
Trade receivables, net	510.0	356.7
Other receivables	131.2	140.1
Inventories	627.8	548.4
Prepaid expenses and other current assets	62.0	53.5
Current assets of business held for sale	29.0	—
Total current assets	1,497.5	1,720.6
Property, plant and equipment, net	403.4	452.9
Operating lease assets	98.5	—
Deferred charges and other	52.3	51.7
Investments	269.3	230.8
Goodwill	1,321.5	1,328.1
Intangible assets, net	1,472.6	1,507.1
Total assets	$5,115.1	$5,291.2
Liabilities and Shareholder's Equity
Current portion of long-term debt	$13.9	$136.9
Accounts payable	478.1	463.8
Accrued wages and salaries	48.0	72.0
Accrued interest	36.7	29.3
Indemnification payable to Energizer	231.1	230.8
Income tax payable	15.7	240.5
Other current liabilities	167.9	182.7
Current liabilities of business held for sale	9.3	—
Total current liabilities	1,000.7	1,356.0
Long-term debt, net of current portion	2,248.7	2,139.1
Long-term operating lease liabilities	85.6	—
Deferred income taxes	293.2	272.2
Other long-term liabilities	107.8	111.8
Total liabilities	3,736.0	3,879.1
Commitments and contingencies (Note 18)
Shareholder's equity
Other capital	2,126.7	2,113.3
Accumulated deficit	(509.2)	(437.3)
Accumulated other comprehensive loss, net of tax	(249.0)	(273.5)
Total shareholder's equity	1,368.5	1,402.5
Noncontrolling interest	10.6	9.6
Total equity	1,379.1	1,412.1
Total liabilities and equity	$5,115.1	$5,291.2

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Income

For the three month periods ended December 29, 2019 and December 30, 2018

(unaudited)

	Three Month Periods Ended
(in millions)	December 29, 2019	December 30, 2018
Net Sales	$871.5	$880.3
Cost of goods sold	592.5	573.7
Restructuring and related charges	9.9	0.9
Gross profit	269.1	305.7
Selling	146.1	155.6
General and administrative	79.5	97.9
Research and development	9.9	11.1
Restructuring and related charges	17.5	8.2
Transaction related charges	4.1	6.3
Write-off from impairment of intangible assets	24.2	—
Loss on assets held for sale	32.8	—
Total operating expenses	314.1	279.1
Operating (loss) income	(45.0)	26.6
Interest expense	34.6	43.2
Other non-operating (income) expense, net	(43.7)	0.8
Loss from continuing operations before income taxes	(35.9)	(17.4)
Income tax expense	0.9	1.6
Net loss from continuing operations	(36.8)	(19.0)
Income (loss) from discontinued operations, net of tax	2.8	(83.2)
Net loss	(34.0)	(102.2)
Net income attributable to non-controlling interest	0.9	0.2
Net loss attributable to controlling interest	$(34.9)	$(102.4)
Amounts attributable to controlling interest
Net loss from continuing operations attributable to controlling interest	$(37.7)	$(19.2)
Net income (loss) from discontinued operations attributable to controlling interest	2.8	(83.2)
Net loss attributable to controlling interest	$(34.9)	$(102.4)

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Comprehensive Income

For the three month periods ended December 29, 2019 and December 30, 2018

(unaudited)

	Three Month Periods Ended
(in millions)	December 29, 2019	December 30, 2018
Net loss	$(34.0)	$(102.2)
Other comprehensive income
Foreign currency translation gain (loss)	26.6	(9.8)
Deferred tax effect	(0.1)	(2.1)
Net unrealized gain (loss) on foreign currency translation	26.5	(11.9)
Unrealized (loss) gain on derivative instruments
Unrealized (loss) gain on hedging activity before reclassification	(6.2)	5.5
Net reclassification for gain to income from continuing operations	(2.6)	(2.9)
Net reclassification for gain to income from discontinued operations	—	(0.1)
Unrealized (loss) gain on hedging instruments after reclassification	(8.8)	2.5
Deferred tax effect	2.6	(3.1)
Net unrealized loss on hedging derivative instruments	(6.2)	(0.6)
Defined benefit pension gain
Defined benefit pension gain before reclassification	2.9	1.1
Net reclassification for loss to income from continuing operations	1.0	0.5
Net reclassification for loss to income from discontinued operations	—	0.2
Defined benefit pension gain after reclassification	3.9	1.8
Deferred tax effect	0.1	(0.4)
Net defined benefit pension gain	4.0	1.4
Net change to derive comprehensive income (loss) for the period	24.3	(11.1)
Comprehensive loss	(9.7)	(113.3)
Comprehensive income attributable to non-controlling interest	0.1
Comprehensive loss attributable to controlling interest	$(9.8)	$(113.3)

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Shareholder’s Equity

For the three month periods ended December 29, 2019 and December 30, 2018

(unaudited)

			Accumulated
			Other	Total	Non-
Three month period ended December 29, 2019	Other	Accumulated	Comprehensive	Shareholder's	controlling
(in millions)	Capital	Deficit	Loss	Equity	Interest	Total Equity
Balances at September 30, 2019	$2,113.3	$(437.3)	$(273.5)	$1,402.5	$9.6	$1,412.1
Net (loss) income from continuing operations	—	(37.7)	—	(37.7)	0.9	(36.8)
Income from discontinued operations, net of tax	—	2.8	—	2.8	—	2.8
Other comprehensive income, net of tax	—	—	24.2	24.2	0.1	24.3
Restricted stock issued and related tax withholdings	4.9	—	—	4.9	—	4.9
Share based compensation	8.5	—	—	8.5	—	8.5
Dividends paid to parent	—	(36.7)		(36.7)	—	(36.7)
Cumulative adjustment for adoption of new accounting standards (Note 1)	—	(0.3)	0.3	—	—	—
Balances as of December 29, 2019	$2,126.7	$(509.2)	$(249.0)	$1,368.5	$10.6	$1,379.1

			Accumulated
			Other	Total	Non-
Three month period ended December 30, 2018	Other	Accumulated	Comprehensive	Shareholder's	controlling
(in millions)	Capital	Deficit	Loss	Equity	Interest	Total Equity
Balances as of September 30, 2018	$2,073.0	$(235.5)	$(235.7)	$1,601.8	$9.9	$1,611.7
Net (loss) income from continuing operations	—	(19.2)	—	(19.2)	0.2	(19.0)
Loss from discontinued operations, net of tax	—	(83.2)	—	(83.2)	—	(83.2)
Other comprehensive loss, net of tax	—	—	(11.1)	(11.1)	—	(11.1)
Restricted stock issued and related tax withholdings	11.3	—	—	11.3	—	11.3
Share based compensation	2.8	—	—	2.8	—	2.8
Dividends paid to parent	—	(30.4)	—	(30.4)	—	(30.4)
Cumulative adjustment for adoption of new accounting standards	—	(3.1)	—	(3.1)	—	(3.1)
Balances as of December 30, 2018	$2,087.1	$(371.4)	$(246.8)	$1,468.9	$10.1	$1,479.0

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Cash Flows

For the three month periods ended December 29, 2019 and December 30, 2018

(unaudited)

	Three Month Periods Ended
(in millions)	December 29, 2019	December 30, 2018
Cash flows from operating activities
Net loss	$(34.0)	$(102.2)
Income (loss) from discontinued operations, net of tax	2.8	(83.2)
Net loss from continuing operations	(36.8)	(19.0)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	41.7	66.0
Share based compensation	12.8	5.6
Unrealized gain on investments	(38.5)	—
Write-off from impairment of intangible assets	24.2	—
Loss on assets held for sale	32.8	—
Amortization of debt issuance costs and debt discount	1.3	2.6
Write-off of unamortized discount and debt issuance costs	1.1	—
Deferred tax expense (benefit)	1.3	(21.5)
Net changes in operating assets and liabilities	(447.1)	(334.8)
Net cash used by operating activities from continuing operations	(407.2)	(301.1)
Net cash used by operating activities from discontinued operations	—	(28.3)
Net cash used by operating activities	(407.2)	(329.4)
Cash flows from investing activities
Purchases of property, plant and equipment	(18.7)	(13.5)
Proceeds from sales of property, plant and equipment	—	0.1
Net cash used by investing activities from continuing operations	(18.7)	(13.4)
Net cash used by investing activities from discontinued operations	—	(5.1)
Net cash used by investing activities	(18.7)	(18.5)
Cash flows from financing activities
Payment of debt, including premium on extinguishment	(127.5)	(45.6)
Proceeds from issuance of debt	103.0	124.3
Payment of debt issuance costs	(0.8)	—
Payment of cash dividends to parent	(36.7)	(30.4)
Net cash (used) provided by financing activities from continuing operations	(62.0)	48.3
Net cash used by financing activities from discontinued operations	—	(2.3)
Net cash (used) provided by financing activities	(62.0)	46.0
Effect of exchange rate changes on cash and cash equivalents	3.5	(2.9)
Net change in cash, cash equivalents and restricted cash	(484.4)	(304.8)
Cash, cash equivalents, and restricted cash, beginning of period	621.9	514.3
Cash, cash equivalents, and restricted cash, end of period	$137.5	$209.5
Supplemental disclosure of cash flow information
Cash paid for interest	$23.5	$56.0
Cash paid for taxes	$14.5	$21.8
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$0.7	$1.4

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

This report is a combined report of Spectrum Brands Holdings, Inc. (“SBH”) and SB/RH Holdings, LLC (“SB/RH”) (collectively, the “Company”). The notes to the consolidated financial statements that follow include both consolidated SBH and SB/RH Notes, unless otherwise indicated below.

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Fiscal Period-End

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and its majority owned subsidiaries in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019.

SBH’s and SB/RH’s fiscal year ends September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three month periods, included within this Quarterly Report for the Company, are December 29, 2019 and December 30, 2018.

Newly Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in ASC 840, Leases. This ASU requires lessees to recognize lease assets and liabilities on the balance sheet, as well as to disclose key information about leasing arrangements. Although the new ASU requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which provides entities with an alternative modified transition method, for which, comparative periods, including the disclosures related to those periods, are not restated. The Company adopted ASU No. 2016-02 and ASU 2018-11 as of October 1, 2019, using a modified retrospective approach, which allows for the recognition of a cumulative effect of applying the new standard as an adjustment to the opening balance sheet of retained earnings, while continuing to present all prior periods under previous lease accounting guidance. The Company’s adoption of the new standard resulted in the recognition of additional right-of-use (“ROU”) lease assets of $107.5 million and additional lease liabilities of $113.0 million, with no material cumulative effect adjustment to equity as of the date of adoption. The difference between ROU assets and lease liabilities is driven primarily by prepaid lease payments, deferred and accrued lease incentives, and restructuring related accruals that were reclassified to the ROU asset balance as of October 1, 2019. The income tax accounting impact of ASC 842 adoption resulted in recording of deferred tax assets and tax liabilities of $29.7 million as of October 1, 2019. The adoption of the new standard did not have a material impact on the Statement of Condensed Consolidated Income and Condensed Consolidated Statement of Cash Flows.

As allowed under the new accounting standard, the Company elected to apply the package of practical expedients to carry forward the original lease determinations, lease classifications, and accounting of initial direct costs for all asset classes at the time of adoption. The Company elected to apply the practical expedient for all of its leases to account for the lease and non-lease components as a single, combined lease component. Therefore, all fixed payments associated with the lease, including non-lease components, are included in the ROU asset and the lease liability. Any variable payments related to the lease are recognized as lease expense when and as incurred. The Company also elected not apply the recognition requirements to leases of twelve months or less. These leases are expensed on a straight-line basis and no operating lease liability is recorded.

In accordance with Topic 842, the Company determines if an arrangement is a lease at inception, considering whether the contract conveys a right to control the use of the identified asset for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. Lease liabilities are classified between current and long-term liabilities based on their payment terms. The operating lease ROU asset includes prepaid rent and reflects the unamortized balance of lease incentives. Our leases may include renewal options, and we include the renewal option in the lease term if we conclude that it is reasonably certain that we will exercise that option. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on an index or a rate, such as the Company’s proportionate share of actual costs for utilities, common area maintenance, insurance, and property taxes, are excluded from the measurement of the lease liability, unless subject to fixed minimum requirements and are recognized as variable lease cost when the obligation for that payment is incurred.

As most of the Company’s leases do not provide the lease implicit rates, the Company uses its incremental borrowing rates as the discount rate, adjusted as applicable, based on the information available at the lease commencement dates to determine the present value of lease payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur to borrow, on a collateralized basis and in a similar economic environment, over the term of a lease. The Company may use the lease implicit rate, if readily determinable, as the discount rate to determine the present value of lease payments. As of October 1, 2019, the Company used an average discount rate of approximately 4.6%, based on an estimate of the Company’s incremental borrowing rate. See Note 10 – Leases for additional information.

We review the impairment of our ROU assets consistent with the approach applied for our other long-lived assets. Long-lived fixed assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs an undiscounted cash flow analysis to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows generated did not exceed the carrying value of the respective asset group. If impairment is determined to exist, any related impairment loss is calculated based on fair value.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”), which allows for an optional reclassification from AOCI to retained earnings for stranded tax effects as a result of the Tax Cuts and Jobs Act (the “Tax Reform Act”). Effective October 1, 2019, we adopted ASU No. 2018-02 and elected to reclassify the income tax effects of the Tax Reform Act from AOCI to Retained Earnings, which resulted in reclassification of $0.3 million from AOCI to Retained Earnings during the three month period ended December 29, 2019.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This guidance amends certain rules for hedging relationships, expands the types of strategies that are eligible for hedge accounting treatment to more closely align the results of hedge accounting with risk management activities and amends disclosure requirements related to fair value and net investment hedges. The Company adopted this guidance effective October 1, 2019. The adoption of the guidance did not have a material impact on the Company’s financial statements and related disclosures.

Transaction related charges

Transaction related charges consist of transaction costs from (1) qualifying acquisition transactions associated with the completion of the purchase of net assets or equity interest of a business such as a business combination, equity investment, joint venture or purchase of non-controlling interest; (2) subsequent integration related project costs directly associated with an acquired business including costs for integration of acquired operations into the Company’s shared service platforms, termination of redundant positions and locations, employee transition costs, integration related professional fees and other post business combination expenses; and (3) divestiture support and separation costs consisting of incremental costs incurred by the continuing operations after completion of the transaction to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction. Divestiture-related charges prior to completion of the transaction are recognized as a component of Income from Discontinued Operations, net of tax. Transaction costs include, but are not limited to, banking, advisory, legal, accounting, valuation, and other professional fees directly related to the respective transactions. The following table summarizes transaction related charges incurred by the Company during the three month periods ended December 29, 2019 and December 30, 2018:

	Three Month Periods Ended
(in millions)	December 29, 2019	December 30, 2018
Coevorden operations divestiture	$0.2	$—
GBL divestiture	2.3	—
Other	1.6	6.3
Total transaction-related charges	$4.1	$6.3

NOTE 2 – DIVESTITURES

The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the accompanying Consolidated Statement of Income for the three month periods ended December 29, 2019 and December 30, 2018:

	Three Month Periods Ended
(in millions)	December 29, 2019	December 30, 2018
Income from discontinued operations before income taxes - GBL	$2.4	$15.9
Loss from discontinued operations before income taxes - GAC	—	(109.2)
Income (loss) from discontinued operations before income taxes	2.4	(93.3)
Income tax benefit from discontinued operations	(0.4)	(10.1)
Income (loss) from discontinued operations, net of tax	2.8	(83.2)
Income (loss) from discontinued operations, net of tax attributable to controlling interest	$2.8	$(83.2)

GBL

On January 2, 2019, the Company completed the sale of its GBL business pursuant to the GBL acquisition agreement with Energizer for cash proceeds of $1,956.2 million, resulting in a pre-tax gain on sale of $989.8 million during the year ended September 30, 2019, including the settlement of customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications under the acquisition agreement and an estimated contingent purchase price adjustment for the settlement of the planned divestiture of the Varta® consumer batteries business by Energizer. The results of operations and gain on sale for disposal of the GBL business are recognized as a component of discontinued operations during the year ended September 30, 2019.

The GBL acquisition agreement provides for a purchase price adjustment that is contingent upon the completion of the divestiture of the Varta® consumer battery, chargers, portable power and portable lighting business in the EMEA region by Energizer, including manufacturing and distribution facilities in Germany. The purchase price adjustment included a downward adjustment equal to 75% of the difference between the divestiture sale price and the target sale price of $600 million, not to exceed $200 million, or a potential upward adjustment equal to 25% of the excess purchase price. Effective January 2, 2020, Energizer closed its divestiture of the Varta® consumer batteries business to Varta Aktiengesellschaft (“Varta AG”) with an aggregate purchase price of €180 million and, in accordance with the terms and conditions of the GBL acquisition agreement, the Company was obligated to contribute up to $200.0 million to Energizer in connection with the sale. The Company subsequently settled the outstanding balance with Energizer for $197.0 million. As of December 29, 2019, the Company recognized $197.0 million in Indemnification Payable to Energizer on the Company’s Condensed Consolidated Statement of Financial Position.

The Company and Energizer have agreed to indemnify each other for losses arising from certain breaches of the GBL acquisition agreement and for certain other matters. The Company has agreed to indemnify Energizer for certain liabilities relating to the assets retained by the Company, and Energizer has agreed to indemnify the Company for certain liabilities assumed by Energizer, in each case as described in the acquisition agreement. As of December 29, 2019, the Company recognized $47.9 million related to indemnifications in accordance with the acquisition agreement, including $33.9 million within Indemnification Payable to Energizer on the Company’s Consolidated Condensed Statement of Financial Position primarily attributable to current income tax indemnifications and $14.0 million within Other Long-Term Liabilities on the Company’s Consolidated Condensed Statement of Financial Position primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits.

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

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 2 – DIVESTITURES (continued)

The following table summarizes the components of Income from Discontinued Operations, Net of Tax associated with the GBL divestiture in the accompanying Condensed Consolidated Statements of Operations for the three month period ended December 30, 2018:

Three Month Period Ended
(in millions)	December 30, 2018
Net sales	$249.0
Cost of goods sold	161.0
Gross profit	88.0
Operating expenses	58.3
Operating income	29.7
Interest expense	13.3
Other non-operating expense, net	0.5
Gain on sale	—
Income from discontinued operations before income taxes	$15.9

During the three month period ended December 29, 2019, the Company recognized incremental pre-tax gain on sale of $2.4 million for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreement.

Beginning in January 2018, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with GBL, therefore no depreciation and amortization was recognized during the three month period ended December 30, 2018. Interest expense consists of interest from debt directly held by subsidiaries of the business held for sale, including interest from capital leases, and interest on Term Loans required to be paid down using proceeds received on disposal on sale of a business. The Company paid down the Term Loans after the completion of the GBL divestiture. No impairment loss was recognized as the proceeds from the disposal of the business were more than the carrying value.

During the three month ended December 30, 2018, the Company incurred transaction costs of $10.6 million associated with the divestiture, which were recognized as a component of income from discontinued operations. Transaction costs were expensed as incurred and included fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transaction. After the completion of the divestiture, the Company incurred incremental costs to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction which have been recognized as Transaction Related Charges as part of continuing operations on the Company’s Condensed Consolidated Statement of Income. See Note 1 – Basis of Presentation and Significant Accounting Policies for further detail.

GAC

On January 28, 2019, the Company completed the sale of its GAC business pursuant to the GAC acquisition agreement with Energizer for $938.7 million in cash proceeds and $242.1 million in stock consideration of common stock of Energizer, resulting in the write-down of net assets held for sale of $111.0 million during the year ended September 30, 2019, including the settlement of customary purchase price adjustments for working capital and assumed indebtedness, and recognition of tax and legal indemnifications in accordance with the GAC acquisition agreement. The results of operations and write-down of net assets held for sale for the disposal of the GAC business were recognized as a component of discontinued operations during the year ended September 30, 2019.

The Company and Energizer have agreed to indemnify each other for losses arising from certain breaches of the GAC acquisition agreement and for certain other matters. The Company has agreed to indemnify Energizer for certain liabilities relating to the assets retained by the Company, and Energizer has agreed to indemnify the Company for certain liabilities assumed by Energizer, in each case as described in the acquisition agreement. As of December 29, 2019, the Company has recognized $1.4 million related to indemnifications in accordance with the acquisition agreement within Other Long-Term Liabilities on the Company’s Condensed Consolidated Statement of Financial Position primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits.

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

The following table summarizes the components of income from discontinued operations before income taxes associated with the GAC divestiture in the accompanying Consolidated Statements of Operations for the three month periods ended December 30, 2018:

Three Month Period Ended
(in millions)	December 30, 2018
Net sales	$65.6
Cost of goods sold	39.3
Gross profit	26.3
Operating expenses	27.8
Operating loss	(1.5)
Interest expense	0.5
Other non-operating expense, net	—
Write-down of assets of business held for sale to fair value less cost to sell	107.2
Loss from discontinued operations before income taxes	$(109.2)

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 2 – DIVESTITURES (continued)

Beginning in November 2018, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with GAC, resulting in $1.4 million of depreciation and amortization recognized during the three month period ended December 30, 2018. Interest expense consists of interest from debt directly held by subsidiaries of the business held for sale, including interest from capital leases. During the three month periods ended December 30, 2018, the Company recognized a $107.2 million write-down on net assets held for sale associated with the GAC divestiture attributable to the expected fair value to be realized from the sale, net of transaction costs. The impairment was primarily driven by the change in value of stock consideration to be received as a component of the purchase price from Energizer.

During the three month period ended December 30, 2018, the Company incurred transaction costs of $5.8 million associated with the divestiture which have been recognized as a component of income from discontinued operations on the Consolidated Statements of Income. Transaction costs are expensed as incurred and include fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transactions. After the completion of the divestiture, the Company incurred incremental costs to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction which have been recognized as Transaction Related Charges as part of continuing operations on the Company’s Condensed Consolidated Statement of Income. See Note 1 – Basis of Presentation and Significant Accounting Policies for further detail.

Coevorden Operations

On November 29, 2019, the Company entered into a purchase agreement for the disposal of the dog and cat food (“DCF”) production facility and distribution center in Coevorden, Netherlands (“Coevorden Operations”) with United Petfood Producers NV (“UPP”) for a purchase price of €30 million subject to working capital and other typical closing adjustments. The purchase agreement provides that UPP will purchase the equity of a subsidiary of Spectrum consisting of the Coevorden Operations and other net assets associated with its operations.

Spectrum and UPP have agreed to enter into related agreements ancillary to the acquisition that will become effective upon the consummation of the acquisition, including a TSA. The Company will continue to operate its commercial DCF business following the divestiture of the Coevorden Operations and will enter into a manufacturing agreement with UPP to supply the continuing DCF business, subject to an incremental tolling charge. Additionally, the Company will lease and operate the distribution center on behalf of UPP for up to 18 months following the divestiture under a lease agreement.

As a result of the purchase agreement, the net assets associated with the Coevorden Operations have been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets as of December 29, 2019. The divestiture does not constitute a strategic shift to the Company and therefore is not considered discontinued operations. The commercial DCF business continues to be recognized as a component of the Company’s continuing operations. The divestiture of the Coevorden Operations is defined as a disposal of a business and a component of the GPC segment and reporting unit resulting in the allocation of $10.6 million of GPC goodwill to the disposal group based upon a relative fair-value allocation. Assets held for sale are recognized at their estimated fair value less cost to sell, resulting in the recognition of a loss on assets held for sale during the three month period ended December 29, 2019 of $32.8 million. The proposed sale is expected to close during the second quarter of the year ending September 30, 2020.

The following table summarizes the assets and liabilities of the Coevorden Operations held for sale as of December 29, 2019:

(in millions)	December 29, 2019
Assets
Other receivables	$2.8
Inventories	1.8
Property, plant and equipment, net	46.6
Goodwill	10.6
Write-down of assets held for sale to fair value less cost to sell	(32.8)
Total assets of business held for sale	$29.0
Liabilities
Accounts payable and other current liabilities	$9.2
Debt	0.1
Deferred tax liabilities	—
Total liabilities of business held for sale	$9.3

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 3 - RESTRUCTURING AND RELATED CHARGES

Global Productivity Improvement Plan – During the year ended September 30, 2019, the Company initiated a company-wide, multi-year program, which consists of various restructuring related initiatives to redirect resources and spending to drive growth, identify cost savings and pricing opportunities through standardization and optimization, develop organizational and operating optimization, and reduce overall operational complexity across the Company. Since the announcement of the project and completion of the Company’s divestitures of GBL and GAC during the year ended September 30, 2019, the project focus includes the transitioning of the Company’s continuing operations in a post-divestiture environment and separation with Energizer TSAs and reverse TSAs. Refer to Note 2 – Divestitures and Note 17 – Related Party Transactions for further discussion of continuing involvement with Energizer.  The initiative includes review of global processes, opportunity spending and organization design and structures; headcount reductions and transfers; and rightsizing the Company’s shared operations and commercial business strategy in certain regions and local jurisdictions; among others. Total cumulative costs incurred associated with the project were $80.5 million as of December 29, 2019; with approximately $57.4 million forecasted in the foreseeable future. The project costs are anticipated to be incurred through the fiscal year ending September 30, 2022.

Other Restructuring Activities – The Company may enter into small, less significant initiatives and restructuring related activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial and occur over a shorter time period (generally less than 12 months).

The following summarizes restructuring and related charges for the three month periods ended December 29, 2019 and December 30, 2018:

	Three Month Periods Ended
(in millions)	December 29, 2019	December 30, 2018
Global productivity improvement plan	$26.6	$5.9
Other restructuring activities	0.8	3.2
Total restructuring and related charges	$27.4	$9.1
Reported as:
Cost of goods sold	$9.9	$0.9
Operating expense	17.5	8.2

The following is a summary of restructuring and related charges for the three month periods ended December 29, 2019 and December 30, 2018 and cumulative costs for current restructuring initiatives as of December 29, 2019, by cost type.

	Termination	Other
(in millions)	Benefits	Costs	Total
For the three month period ended December 29, 2019	$5.3	$22.1	$27.4
For the three month period ended December 30, 2018	1.6	7.5	9.1
Cumulative costs through December 29, 2019	12.7	67.8	80.5
Future costs to be incurred	0.6	56.8	57.4

The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type for the three month period ended December 29, 2019.

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2019	$6.6	$27.0	$33.6
Adoption of ASU 842 (Note 1)	—	(4.3)	(4.3)
Provisions	1.2	18.2	19.4
Cash expenditures	(1.6)	(30.6)	(32.2)
Non-cash items	—	0.1	0.1
Accrual balance at December 29, 2019	$6.2	$10.4	$16.6

The following summarizes restructuring and related charges by segment for the three month periods ended December 29, 2019 and December 30, 2018, cumulative costs incurred through December 29, 2019, and future expected costs to be incurred by Spectrum’s segments of continuing operations:

(in millions)	HHI	HPC	GPC	H&G	Corporate	Total
For the three month period ended December 29, 2019	$0.5	$1.1	$10.3	$0.1	$15.4	$27.4
For the three month period ended December 30, 2018	2.8	0.2	2.6	0.7	2.8	9.1
Cumulative costs through December 29, 2019	1.1	9.2	10.5	1.9	57.8	80.5
Future costs to be incurred	1.3	0.5	7.4	3.2	45.0	57.4

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 4 – REVENUE RECOGNITION

The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three month periods ended December 29, 2019 and December 30, 2018, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	Three Month Periods Ended December 29, 2019
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$281.6	$116.5	$138.5	$44.3	$580.9
EMEA	0.1	149.1	53.9	—	203.1
LATAM	10.5	36.0	3.3	1.3	51.1
APAC	5.2	17.5	7.0	—	29.7
Licensing	0.3	3.0	1.9	0.3	5.5
Other	—	—	1.2	—	1.2
Total Revenue	$297.7	$322.1	$205.8	$45.9	$871.5

	Three Month Periods Ended December 30, 2018
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$289.2	$116.9	$138.4	$51.7	$596.2
EMEA	0.1	139.8	52.3	—	192.2
LATAM	10.3	38.2	3.1	1.3	52.9
APAC	5.1	18.4	8.1	—	31.6
Licensing	0.4	3.9	1.6	0.3	6.2
Other	—	—	1.2	—	1.2
Total Revenue	$305.1	$317.2	$204.7	$53.3	$880.3

In the normal course of business, the Company may allow customers to return product or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to receive. The allowance for product returns as of December 29, 2019, and September 30, 2019 was $20.2 million and $19.2 million, respectively.

NOTE 5 - RECEIVABLES AND CONCENTRATION OF CREDIT RISK

The allowance for uncollectible receivables as of December 29, 2019, and September 30, 2019 was $4.8 million and $4.9 million, respectively. The Company has a broad range of customers including many large retail outlet chains, three of which have historically exceeded 10% of consolidated Net Sales and/or Trade Receivables. These three customers represented 30.8% and 29.9% of Net Sales for the three month periods ended December 29, 2019 and December 30, 2018, respectively, and 39.3% and 29.9% of Trade Receivables at December 29, 2019 and September 30, 2019, respectively.

NOTE 6 - INVENTORIES

Inventories consist of the following:

(in millions)	December 29, 2019	September 30, 2019
Raw materials	$77.6	$66.2
Work-in-process	50.6	46.4
Finished goods	499.6	435.8
	$627.8	$548.4

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

(in millions)	December 29, 2019	September 30, 2019
Land, buildings and improvements	$132.5	$161.4
Machinery, equipment and other	493.1	523.6
Finance leases	197.9	197.2
Construction in progress	36.8	31.7
Property, plant and equipment	$860.3	$913.9
Accumulated depreciation	(456.9)	(461.0)
Property, plant and equipment, net	$403.4	$452.9

Depreciation expense from property, plant and equipment for the three month periods ended December 29, 2019 and December 30, 2018 was $24.6 million and $33.2 million, respectively. During the three month period ended December 30, 2018, the Company recognized incremental depreciation of $13.5 million attributable to depreciation on property plant and equipment of assets of HPC that were previously held for sale.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

The carrying amounts of goodwill for the three months ended December 29, 2019, are presented in the table below.

(in millions)	HHI	GPC	H&G	Total
As of September 30, 2019	$702.1	$430.4	$195.6	$1,328.1
Foreign currency impact	2.3	1.7	—	4.0
Allocated to Assets Held for Sale - Coevorden Operations	—	(10.6)	—	(10.6)
As of December 29, 2019	$704.4	$421.5	$195.6	$1,321.5

During the three month period ended December 29, 2019, the Company entered into an agreement to divest its Coevorden Operations and recognized the disposal group as Assets Held for Sale. The divestiture of the Coevorden Operations is defined as a disposal of a business and a component of the GPC segment and reporting unit resulting in the allocation of $10.6 million of GPC goodwill to the disposal group based upon a relative fair-value allocation. As the fair value of the disposal group is less than the carrying value of net assets, the allocation of goodwill is included as part of the loss on assets held for sale for the three-month period ended December 29, 2019. Refer to Note 2 - Divestitures for further discussion.

Following the recognition of the Coevorden Operations as held for sale, the Company remeasured the fair value of its GPC reporting unit goodwill. The fair value of the remaining GPC reporting unit exceeded its carrying value by 17% and the Company did not recognize an impairment. The GPC reporting unit goodwill of $421.5 million as of December 29, 2019 is still deemed ‘at risk’ of impairment in the near term if operating performance does not continue to improve in line with management expectations, or a negative long-term outlook for the business, or another change in factors and assumptions such as discount rate.

The carrying value of indefinite-lived intangibles and definite-lived intangibles assets subject to amortization and accumulated amortization are as follows:

	December 29, 2019			September 30, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable Intangible Assets:
Customer relationships	$691.6	$(340.7)	$350.9	$694.9	$(329.7)	$365.2
Technology assets	177.9	(94.8)	83.1	179.4	(90.9)	88.5
Tradenames	160.4	(121.7)	38.7	160.4	(118.1)	42.3
Total Amortizable Intangible Assets	1,029.9	(557.2)	472.7	1,034.7	(538.7)	496.0
Indefinite-lived Intangible Assets - Tradenames	999.9	—	999.9	1,011.1	—	1,011.1
Total Intangible Assets	$2,029.8	$(557.2)	$1,472.6	$2,045.8	$(538.7)	$1,507.1

The Company assessed the indefinite-lived intangible assets and definite-lived intangible assets associated with the continuing commercial DCF business following recognition of the Coevorden Operations as held for sale. During the three month period ended December 29, 2019, the Company recognized an impairment of $16.6 million on indefinite-lived intangible assets of tradenames associated with the commercial DCF business due to the reduced value of the associated tradenames, leaving no excess fair value as of the measurement date and risk of future impairment. For the remaining tradenames associated with the DCF business, there were $3.3 million of indefinite lived intangible assets that could be deemed at risk of future impairment due to the limited excess fair value. For definite lived intangible assets, the Company recognized an impairment of $7.6 million due to the incremental cash flow risk associated with the commercial DCF business following the planned divestiture of the Coevorden Operations, which consisted of the remaining carrying cost of the definite lived intangibles assets associated with the commercial DCF business. There were no additional impairments identified during the three month period ended December 29, 2019.

Amortization expense from the intangible assets for the three month periods ended December 29, 2019 and December 30, 2018 was $17.1 million and $32.8 million, respectively. During the three month period ended December 30, 2018, there was incremental amortization expense of $15.5 million attributable to amortization expense on intangible assets of HPC that were previously held for sale.

Excluding the impact of any future acquisitions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2020	$78.6
2021	62.2
2022	50.0
2023	44.2
2024	43.8

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 9 - DEBT

Debt consists of the following:

	SBH				SB/RH
	December 29, 2019		September 30, 2019		December 29, 2019		September 30, 2019
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Spectrum Brands Inc.
Revolver Facility, variable rate, expiring March 6, 2022	$103.0	5.8%	$—	—%	$103.0	5.8%	$—	—%
6.625% Notes, due November 15, 2022	—	—%	117.4	6.6%	—	—%	117.4	6.6%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	250.0	6.1%	250.0	6.1%
5.00% Notes, due October 1, 2029	300.0	5.0%	300.0	5.0%	300.0	5.0%	300.0	5.0%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%
4.00% Notes, due October 1, 2026	471.6	4.0%	465.0	4.0%	471.6	4.0%	465.0	4.0%
Other notes and obligations	4.0	10.4%	9.5	10.4%	4.0	10.4%	9.5	10.4%
Obligations under capital leases	163.8	5.6%	165.6	5.6%	163.8	5.6%	165.6	5.6%
Total Spectrum Brands, Inc. debt	2,292.4		2,307.5		2,292.4		2,307.5
Spectrum Brands Holdings, Inc.
Salus - unaffiliated long-term debt of consolidated VIE	77.0	—%	77.0	—%	—	—%	—	—%
Total SBH debt	2,369.4		2,384.5		2,292.4		2,307.5
Unamortized discount on debt	(0.2)		(0.2)		—		—
Debt issuance costs	(31.0)		(33.0)		(29.8)		(31.5)
Less current portion	(13.9)		(136.9)		(13.9)		(136.9)
Long-term debt, net of current portion	$2,324.3		$2,214.4		$2,248.7		$2,139.1

The Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.25% per annum, or base rate plus margin ranging from 0.75% to 1.25% per annum. As a result of borrowings and payments under the Revolver Facility, the Company had borrowing availability of $678.4 million at December 29, 2019, net of outstanding letters of credit of $18.6 million.

Effective November 15, 2019, the Company completed the tender and call of its 6.625% Senior Unsecured Notes with an outstanding principal of $117.4 million, recognizing a loss on extinguishment of the debt of $2.6 million including a non-cash charge of $1.1 million attributable to the write-off of deferred financing costs associated with the debt.

NOTE 10 – LEASES

The Company has leases primarily pertaining to manufacturing facilities, distribution centers, office space, warehouses, automobiles, machinery, computer and office equipment that expire at various times through February 28, 2047. We have identified embedded operating leases within certain logistic agreements for warehouses and IT services arrangements and recognized assets identified in the arrangements as part of operating ROU assets on the Company’s Condensed Consolidated Statement of Financial Position as of December 29, 2019. We elected to exclude certain supply chain contracts that contain embedded leases for manufacturing facilities or dedicated manufacturing lines from our ROU asset and liability calculation based on the insignificant impact to our financial statements.

The following is a summary of the Company’s leases recognized on the Company’s Condensed Consolidated Statement of Financial Position as of December 29, 2019:

(in millions)	Line Item	December 29, 2019
Assets
Operating	Operating lease assets	$98.5
Finance	Property, plant and equipment, net	143.0
Total leased assets		$241.5
Liabilities
Current
Operating	Other current liabilities	$19.5
Finance	Current portion of long-term debt	9.8
Long-term
Operating	Long-term operating lease liabilities	85.6
Finance	Long-term debt, net of current portion	154.0
Total lease liabilities		$268.9

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 10 – LEASES (continued)

As of December 29, 2019, we have operating leases with an obligation and corresponding ROU assets of $1.7 million that was not recognized and will commence on January 1, 2020.

The Company records its operating lease and amortization of finance lease ROU assets within Cost of Goods Sold or Operating Expenses in the Condensed Consolidated Statement of Income depending on the nature and use of the underlying asset. The Company records its finance interest cost within interest expense in the Condensed Consolidated Statement of Income. The components of lease costs recognized in the Condensed Consolidated Statement of Income for the three months period ending December 29, 2019 are as follows:

Three Month Period Ended
(in millions)	December 29. 2019
Operating lease cost	$6.6
Finance lease cost
Amortization of leased assets	3.6
Interest on lease liability	2.3
Variable lease cost	2.5
Total lease cost	$15.0

During the three month period ended December 29, 2019, the Company recognized income attributable to leases and sub-leases of $0.5 million, including $0.3 million from the sublease of the Company’s Corporate Headquarters in Middleton, Wisconsin with a related party, Energizer. Income from leases and sub-leases is recognized as Other Non-Operating Income on the Condensed Consolidated Statement of Income.

The following is a summary of the Company’s cash paid for amounts included in the measurement of lease liabilities recognized in the Condensed Consolidated Statement of Cash Flow, including supplemental non-cash activity related to operating leases, for the three months period ending December 29, 2019:

Three Month Period Ended
(in millions)	December 29. 2019
Operating cash flow from operating leases	$6.4
Operating cash flows from finance leases	2.3
Financing cash flows from finance leases	3.3
Supplemental non-cash flow disclosure
Acquisition of operating lease asset through lease obligations	2.4

The following is a summary of weighted-average lease term and discount rate for the three month period ending December 29, 2019:

Weighted average remaining lease term
Operating leases	6.5	years
Finance leases	16.0	years
Weighted average discount rate
Operating leases	4.55%
Finance leases	5.59%

At December 29, 2019, future lease payments under operating and finance leases were as follows:

(in millions)	Finance Leases	Operating Leases
2020	$13.4	$18.5
2021	20.5	22.2
2022	17.0	19.0
2023	16.0	17.0
2024	15.9	10.8
Thereafter	180.2	35.6
Total lease payments	263.0	123.1
Amount representing interests	(99.2)	(18.0)
Total minimum lease payments	$163.8	$105.1

As of September 30, 2019, minimum commitments under the Company’s leases, as required under prior lease guidance in ASC 840, were as follows:

(in millions)	Finance Leases	Operating Leases
2020	$17.5	$25.0
2021	19.7	23.2
2022	16.5	20.6
2023	15.5	17.8
2024	15.4	10.8
Thereafter	179.9	37.5
Total lease payments	264.5	134.9
Amount representing interests	(98.9)	—
Total minimum lease payments	$165.6	$134.9

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 11 - DERIVATIVES

Cash Flow Hedges

Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically brass used in its manufacturing processes. Brass consists of zinc and copper. The Company hedges a portion of the risk associated with the purchase of these materials using commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At December 29, 2019, the Company had a series of brass swap contracts outstanding through May 31, 2021. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $0.1 million, net of tax. The Company had the following commodity swap contracts outstanding as of December 29, 2019 and September 30, 2019.

	December 29, 2019		September 30, 2019
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Brass swap contracts	0.9 Tons	$4.2	0.9 Tons	$4.4

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pound Sterling, Canadian Dollars, Australian Dollars, or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Income. At December 29, 2019, the Company had a series of foreign exchange derivative contracts outstanding through June 30, 2021. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $0.4 million, net of tax. At December 29, 2019 and September 30, 2019, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $242.4 million and $235.6 million, respectively.

Interest Rate Swaps. As of September 30, 2018, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fixed the interest on floating rate debt related to the 2022 Term Loan, exclusive of lender spreads, at 1.76% for a notional principal amount of $300.0 million through May 8, 2020. On January 4, 2019, the underlying debt and related hedge were settled. As a result, the Company recognized a gain of $3.6 million during the three months ended December 30, 2018, recognized as a component of discontinued operations as interest expense from the Term Loans allocated to discontinued operations per Note 2 – Divestitures. As of December 29, 2019, there are no outstanding interest rate swaps hedges.

The following table summarizes the impact of designated cash flow hedges and the pretax gain (loss) recognized in the Condensed Consolidated Statement of Income for the three month periods ended December 29, 2019 and December 30, 2018, respectively:

For the three month periods				Reclassified to
ended December 29, 2019	Gain (Loss)	Reclassified to Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations
Commodity swaps	$0.2	Cost of goods sold	$(0.1)	$—
Foreign exchange contracts	0.1	Net sales	—	—
Foreign exchange contracts	(6.5)	Cost of goods sold	2.7	—
Total	$(6.2)		$2.6	$—

For the three month periods				Reclassified to
ended December 30, 2018	Gain (Loss)	Reclassified to Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations
Interest rate swaps	$(0.6)	Interest expense	$—	$2.2
Commodity swaps	(1.1)	Cost of goods sold	(0.1)	(2.6)
Foreign exchange contracts	(0.1)	Net sales	—	—
Foreign exchange contracts	7.3	Cost of goods sold	3.0	0.5
Total	$5.5		$2.9	$0.1

Derivative Contracts Not Designated as Hedges for Accounting Purposes

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars, Philippine Peso, or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At December 29, 2019, the Company had a series of forward exchange contracts outstanding through January 24, 2020. At December 29, 2019 and September 30, 2019, the Company had $604.7 million and $977.5 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.

The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three month periods ended December 29, 2019 and December 30, 2018, pretax:

		Three Month Periods Ended
(in millions)	Line Item	December 29, 2019	December 30, 2018
Foreign exchange contracts	Other non-operating expense (income)	$7.2	$(4.3)

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 11 – DERIVATIVES (continued)

Fair Value of Derivative Instruments

The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	December 29, 2019	September 30, 2019
Derivative Assets
Commodity swaps - designated as hedge	Other receivables	$0.1	$—
Foreign exchange contracts - designated as hedge	Other receivables	1.1	7.8
Foreign exchange contracts - designated as hedge	Deferred charges and other	—	0.5
Foreign exchange contracts - not designated as hedge	Other receivables	1.4	1.2
Total Derivative Assets		$2.6	$9.5
Derivative Liabilities
Commodity swaps - designated as hedge	Accounts payable	$—	$0.2
Foreign exchange contracts - designated as hedge	Accounts payable	1.5	0.2
Foreign exchange contracts - designated as hedge	Other long term liabilities	0.5	—
Foreign exchange contracts - not designated as hedge	Accounts payable	0.1	1.9
Total Derivative Liabilities		$2.1	$2.3

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant as of December 29, 2019.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of December 29, 2019, and September 30, 2019, there was no cash collateral outstanding and no posted standby letters of credit related to such liability positions.

Net Investment Hedge

SBI has €425 million aggregate principle amount of 4.00% Notes designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Due to changes in the net investments in Euro denominated subsidiaries, €318.5 million of the original principal amount was designated as a net investment hedge for the three month period ended December 29, 2019. As a result, any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge were recognized as a component of foreign currency translation within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Income (Expense). For the three month period ended December 30, 2018, the full principal amount was designated as a net investment hedge and considered fully effective.

The following summarizes the pretax gains (loss) recorded as foreign currency translation adjustment (“CTA”) within other comprehensive income (loss) related to net investment hedge for the three month periods ended December 29, 2019 and December 30, 2018, respectively:

	Three Month Periods Ended
Gain (loss) in OCI (in millions)	December 29, 2019	December 30, 2018
Net investment hedge	$(4.9)	$8.9

The pretax loss related to the translation of the undesignated portion of the debt obligation recognized in earnings was $1.7 million for the three month period ended December 29, 2019. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries.

\

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial and derivative instruments as of December 29, 2019 and September 30, 2019 according to the fair value hierarchy are as follows.

	December 29, 2019					September 30, 2019
					Carrying					Carrying
(in millions)	Level 1	Level 2	Level 3	Fair Value	Amount	Level 1	Level 2	Level 3	Fair Value	Amount
Investments	$269.3	$—	$—	$269.3	$269.3	$230.8	$—	$—	$230.8	$230.8
Derivative Assets	—	2.6	—	2.6	2.6	—	9.5	—	9.5	9.5
Derivative Liabilities	—	2.1	—	2.1	2.1	—	2.3	—	2.3	2.3
Debt - SBH	—	2,464.8	—	2,464.8	2,338.2	—	2,468.8	—	2,468.8	2,351.3
Debt - SB/RH	—	2,387.7	—	2,387.7	2,262.6	—	2,391.8	—	2,391.8	2,276.0

Investments consist of our investment in Energizer common stock, which is valued at quoted market prices for identical instruments in an active market. During the three month period ended December 29, 2019 the Company recognized $38.5 million of unrealized gain on investment in Energizer common stock and $1.6 million of dividend income, which were recognized as Other Non-Operating (Income) Expense, Net on the Condensed Consolidated Statements of Income.

See Note 11 – Derivatives for additional detail on derivative assets and liabilities.

The fair value measurements of the Company’s debt represent non-active market exchanged traded securities which are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data. See Note 9 – Debt for additional detail on outstanding debt of SBH and SB/RH.

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

NOTE 13 - EMPLOYEE BENEFIT PLANS

The net periodic benefit cost for defined benefit plans for the three month periods ended December 29, 2019 and December 30, 2018 are as follows:

	U.S. Plans		Non U.S. Plans
(in millions)	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Service cost	$0.2	$0.1	$0.6	$0.5
Interest cost	0.6	0.7	0.6	0.9
Expected return on assets	(1.1)	(1.1)	(0.9)	(1.1)
Settlements and curtailments	0.9	—	—	—
Recognized net actuarial loss	0.3	0.1	0.7	0.5
Net periodic benefit cost	$0.9	$(0.2)	$1.0	$0.8
Weighted average assumptions
Discount rate	3.07%	4.10%	0.75 - 7.70%	1.00 - 8.30%
Expected return on plan assets	6.50%	6.50%	0.75 - 3.40%	1.00 - 4.01%
Rate of compensation increase	N/A	N/A	2.25 - 6.00%	2.25 - 7.00%

Contributions to our pension and defined benefit plans, including discretionary amounts, for the three month periods ended December 29, 2019 and December 30, 2018, were $0.8 million and $0.4 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 14 – SHAREHOLDER’S EQUITY

Share Repurchases

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or otherwise. On July 24, 2018, the Board of Directors approved a $1 billion common stock repurchase program. The authorization is effective for 36 months. As part of the share repurchase program, during the first quarter of fiscal 2020, SBH entered into an accelerated share repurchase ("ASR") agreement with a third-party financial institution to repurchase $125 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $125 million to the financial institution using cash on hand and took delivery of 1.7 million shares which represented approximately 85% of the total shares the Company expected to receive based on the market price at the time of the initial delivery. The transaction was accounted for as an equity transaction. The fair value of shares received initially of $106.3 million was recorded as a treasury stock transaction, with the remainder of $18.7 million recorded as a reduction to additional paid-in capital. Upon initial receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. Upon settlement of the ASR agreement, the financial institution may deliver additional shares, or the Company may deliver shares, with the final number of shares delivered determined with reference to the volume weighted average price per share of our common stock over the term of the agreement, less a negotiated discount. The final settlement of the transaction under the agreement is expected to occur no later than May 6, 2020.

The following summarizes the activity of common stock repurchases under the program for the three month periods ended December 29, 2019 and December 30, 2018:

	December 29, 2019			December 30, 2018
	Number of	Average		Number of	Average
	Shares	Price		Shares	Price
Three Month Periods Ended (in millions except per share data)	Repurchased	Per Share	Amount	Repurchased	Per Share	Amount
Open Market Purchases	1.3	$62.06	$81.4	—	$—	$—
Private Purchases	0.2	62.30	9.2	0.3	56.02	18.5
ASR	1.7	61.79	106.3	—	—	—
Total Purchases	3.2	$61.92	$196.9	0.3	$56.02	$18.5

Private purchases represent purchases from the Company’s employees at fair value.

NOTE 15 - SHARE BASED COMPENSATION

Share based compensation expense is recognized as General and Administrative Expenses on the Condensed Consolidated Statements of Income and consists of costs from the Spectrum equity plan. The following is a summary of share based compensation expense for the three month periods ended December 29, 2019 and December 30, 2018 for SBH and SB/RH, respectively.

	Three Month Periods Ended
(in millions)	December 29, 2019	December 30, 2018
SBH	$12.9	$6.0
SB/RH	$12.8	$5.6

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

The Company provided to certain employees RSU awards issued under a Long-Term Incentive Plan (“LTIP”), with a 3-year, cliff vesting schedule and having both performance conditions dependent upon achieving specified financial targets (adjusted EBITDA and adjusted free cash flow) and time-based service. In addition to the LTIP awards, the Company also provided for bridge awards that are special awards to certain employees for transitioning to the LTIP from previous equity incentive compensation plans. Bridge awards vest annually, on November 21, 2019 and November 21, 2020, and have both performance conditions dependent upon achieving specified financial targets in fiscal year 2019 and 2020, respectively, (adjusted EBITDA and adjusted free cash flow) and time-based service conditions (60% performance/40% service). Bridge awards are also payable in either RSUs or cash, or both, based upon an employee election. Bridge awards elected to be payable in RSU are recognized as equity awards and included as a component of share-based compensation expense. Additionally, the Company regularly issues individual RSU awards under its equity plan to its Board members and individual employees for recognition, incentive, or retention purposes, when needed, which are primarily conditional upon time-based service conditions and included as a component of share-based compensation.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 15 - SHARE BASED COMPENSATION (continued)

The following summary of the activity in Spectrum RSUs during the three month periods ended December 29, 2019:

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Units	Fair Value	Date	Units	Fair Value	Date
Time-based grants	0.3	$62.36	$18.4	0.3	$62.28	$17.1

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
At September 30, 2019	1.2	$53.58	$67.0	1.2	$53.22	$65.0
Granted	0.3	62.36	18.4	0.3	62.28	17.1
Forfeited	(0.1)	53.10	(0.7)	(0.1)	53.10	(0.7)
Vested	(0.6)	57.54	(38.3)	(0.6)	57.01	(36.7)
At December 29, 2019	0.8	$53.52	$46.4	0.8	$52.29	$44.7

In addition to RSU awards, Spectrum also provides for a portion of its annual management incentive compensation plan (“MIP”) to be paid in common stock of the Company, in lieu of cash payment, and is recognized as a liability plan. Share based compensation expense associated with the annual MIP was $4.4 million and $2.8 million for the three month periods ended December 29, 2019 and December 30, 2018, respectively. The remaining unrecognized pre-tax compensation cost for SBH and SB/RH at December 29, 2019 was $33.7 million and $32.4 million, respectively.

NOTE 16 - INCOME TAXES

The effective tax rate for the three month periods ended December 29, 2019 and December 30, 2018 was as follows:

	Three Month Periods Ended
Effective tax rate	December 29, 2019	December 30, 2018
SBH	(1.9)%	10.3%
SB/RH	(2.5)%	(9.0)%

The estimated annual effective tax rate applied to the three month period ended December 29, 2019 differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), net operating losses outside the U.S. that are not more likely than not to result in a tax benefit, and foreign rates that differ from the US federal statutory rate. The Company has U.S. net operating loss carryforwards, which do not allow it to take advantage of the foreign-derived intangible income (“FDII”) deduction. The Company’s federal effective tax rate on GILTI is therefore 21%. During the three month period ended December 29, 2019, the Company also recognized a $5.3 million tax benefit from the favorable settlement of an income tax examination.

The December 29, 2019 Condensed Consolidated Statement of Financial Position for SB/RH contains $4.4 million of income taxes receivable from its parent company, calculated as if SB/RH were a separate taxpayer.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 17 – RELATED PARTY TRANSACTIONS

Energizer Holdings, Inc.

Effective the close of the GBL divestiture on January 2, 2019, and GAC divestiture on January 28, 2019, Spectrum and Energizer entered into a series of TSAs and reverse TSAs that support various shared back office administrative functions including finance, sales and marketing, information technology, human resources, real estate and supply chain, customer service and procurement; to support both the transferred GBL operations and the continuing operations of Spectrum, respectively, within the various regions in which they operate. Charges associated with TSAs and reverse TSAs are recognized as bundled service costs under a fixed fee structure by the respective service or function and geographic location and one-time pass-through charges, including warehousing, freight, among others, to and from Energizer that settle on a net basis between the two parties. The TSAs and reverse TSAs were further expanded to incorporate the activity and operations attributable to the close of the GAC divestiture. Charges to Energizer for TSA services are recognized as a reduction of the respective operating costs incurred by Spectrum and recognized as a component of operating expense or cost of goods sold depending upon the functions being supported by Spectrum. Charges from Energizer for reverse TSA services are recognized as operating expenses or cost of goods sold depending upon the functions being supported by Energizer. The TSAs and reverse TSAs have an overall expected time period of 12 months following the close of the transaction with some variability in expiration dependent upon the completed transition of the respective service or function and its geographic location and provide up to 12 additional months for a total duration of up to 24 months. During the three month period ended December 29, 2019, the Company recognized net income associated with TSAs and reverse TSAs of $1.6 million, consisting of TSA charges of $4.4 million, and reverse TSA costs of $2.8 million. In addition to the TSAs and reverse TSAs, both the Company and Energizer will receive cash and/or make payments on behalf of the respective counterparty’s operations as part of the shared administrative functions, resulting in cash flow being commingled with the operating cash flow of the Company. The Company recognizes a net payable or receivable with Energizer for any outstanding TSA and reverse TSA related services and net working capital attributable to commingled cash flow. As of December 29, 2019, the Company has a net payable of $1.1 million attributable to TSA and reverse TSA services, net working capital settlements and other pass-through costs included in Other Current Liabilities on the Company’s Condensed Statement of Financial Position.

Effective January 2, 2020, Energizer closed its divestiture of the European based Varta® consumer battery business in the EMEA region to Varta AG, which also transferred TSAs and reverse TSAs associated with the divested entities to be assumed by Varta AG. As a result, a portion of the TSA and reverse TSA charges with Energizer will be transferred to Varta AG and a portion of outstanding receivables and payables with Energizer associated with TSA and reverse TSA related services, net working capital settlements and other pass-through costs will be transferred and subsequently settled with Varta AG.

The Company’s H&G segment continues to manufacture certain GAC related products at its facilities and sell the products to Energizer as a third-party supplier on an ongoing basis, at inventory cost plus contracted markup, as agreed upon in the supply agreement. The supply agreement has a contracted term of 24 months and may be subject to early termination by either party at any time with written notice. Material and inventory on hand to support the supply agreement is recognized as inventory of the Company. During the three month period ended December 29, 2019, the Company recognized $5.3 million of revenue attributable to the Energizer supply agreement as a component of H&G revenue after completion of the GAC divestiture. As of December 29, 2019, the Company had an outstanding receivable of $3.9 million from Energizer in Trade Receivables, Net on the Company’s Condensed Statement of Financial Position associated with the H&G supply agreement.

As a condition to the consummation of the GAC acquisition and receipt of 5.3 million shares of Energizer common stock as consideration, the Company entered into the Energizer Shareholder Agreement which contains a 24-month standstill provision that prohibits the Company from engaging in certain transactions involving Energizer to control or influence management, board of directors or policies of Energizer. Additionally, for a period of 18 months following the closing of the GAC acquisition, the Company is required to vote in favor of Energizer’s board of director nominees and in accordance with the Energizer board’s recommendations on all other matters at any meeting of Energizer’s shareholders. Additionally, pursuant to the Energizer Shareholder Agreement, the Company has agreed not to transfer any of its Shares or other equity securities in Energizer, or engage in certain hedging transactions from the closing of the GAC acquisition until the day that is twelve months after the GAC closing date and, following such period, subject to certain limitations, not to transfer any such Energizer shares or other equity securities to any person or entity who would thereafter beneficially own more than 4.9% of Energizer’s outstanding shares of equity securities after giving effect to such transaction. Following the 18 month anniversary of the closing of the GAC acquisition, Energizer will have the right to repurchase any or all of the shares held by the Company for a purchase price per share equal to the greater of the volume-weighted average sales price per share for the ten consecutive trading days beginning on the 12th trading day immediately preceding notice of the repurchase from Energizer and 100% of the volume-weighted average sale price per share of the common stock for the 10 consecutive trading days immediately preceding the date of the GAC agreement. The Company’s investment in Energizer common stock is recognized at its fair value in Investments on the Company’s Condensed Consolidated Statement of Financial Position, with any unrealized gains or losses attributable to changes in the market price and dividend income received from Energizer being recognized as Other Non-Operating Income on the Company’s Condensed Consolidated Statements of Income.

Other

On September 15, 2019, Mosaic Acquisition Corp. (“Mosaic”), a Special Purposes Acquisition Company where David Maura served as the Executive Chairman and Chief Executive Officer and President, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Mosaic, Maiden Merger Sub, Inc., a wholly owned subsidiary of Mosaic and Vivint Smart Home, Inc. (“Vivint”), where Vivint emerged as the surviving company. The transaction was finalized and closed on January 17, 2020. Effective the close of the merger, David Maura will serve on the Board of Directors and be a shareholder of the emerging Vivint company. Vivint has been, and is currently, a customer of the Company’s HHI segment with sales consisting of $0.2 million and $2.5 million for the three month periods ended December 29, 2019 and December 30, 2018, respectively. All transactions and agreements were executed at arms-length.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

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

Environmental. The Company has provided for an estimated cost of $11.9 million and $12.2 million, as of December 29, 2019, and September 30, 2019, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations, or cash flows of the Company.

Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of December 29, 2019, and September 30, 2019, the Company recognized $6.0 million and $5.9 million in product liability, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $7.1 million and $7.2 million of warranty accruals as of December 29, 2019 and September 30, 2019, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position.

NOTE 19 - SEGMENT INFORMATION

Net sales relating to the segments for the three month periods ended December 29, 2019 and December 30, 2018 are as follows:

	Three Month Periods Ended
(in millions)	December 29, 2019	December 30, 2018
HHI	$297.7	$305.1
HPC	322.1	317.2
GPC	205.8	204.7
H&G	45.9	53.3
Net sales	$871.5	$880.3

The Chief Operating Decision Maker of the Company uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:

•Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. During the year ending September 30, 2019, the Company issued certain one time, non-recurring incentive bridge awards due to changes in the Company’s long-term compensation plans that allow for cash based payment upon employee election which have been included in the adjustment but do not qualify for shared-based compensation. See Note 15 - Share Based Compensation for further discussion;

•Transaction related charges consist of (1) transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business; and (2) divestiture related transaction costs that are recognized in continuing operations and post-divestiture separation costs consisting of increment costs to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred as part of the divestitures and exiting of TSAs. See Note 1 – Basis of Presentation & Significant Accounting Policies for additional details;

•Restructuring and related charges, which consist of project costs associated with restructuring initiatives across the segments. See Note 3 - Restructuring and Related Charges for further details;

•Unrealized gains and losses attributable to the Company’s investment in Energizer common stock, acquired as part of consideration received from the Company’s sale and divestiture of GAC. See Note 2 – Divestitures and Note 12 – Fair Value of Financial Instruments for further discussion;

•Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations subsequent to an acquisition (when applicable);

•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);

•Foreign currency gains and losses attributable to multicurrency loans for the three month period ended December 29, 2019 that were entered into with foreign subsidiaries in exchange for receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestures during the year ended September 30, 2019. The Company has entered into various hedging arrangements to mitigate the volatility of foreign exchange risk associated with such loans;

•Legal and litigation costs associated with Salus during the three month periods ended December 29, 2019 and December 30, 2018 as they are not considered a component of the continuing commercial products company, but continue to be consolidated by the Company until the Salus operations can be wholly dissolved and/or deconsolidated;

•Other adjustments primarily consisting of costs attributable to (1) expenses and cost recovery for flood damage at Company facilities in Middleton, Wisconsin during the three month periods ended December 29, 2019 and December 30, 2018; (2) incremental costs for separation of a key executive during the three month periods ended December 29, 2019 and December 30, 2018; (3) incremental costs associated with a safety recall in GPC during the three month period ended December 30, 2018; (4) operating margin on H&G sales to GAC discontinued operations during the three month period ended December 30, 2018; and (5) certain fines and penalties for delayed shipments following the completion of a GPC distribution center consolidation in EMEA during the three month period ended December 30, 2018

.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 19 - SEGMENT INFORMATION (continued)

Segment Adjusted EBITDA for the reportable segments for SBH for the three month periods ended December 29, 2019 and December 30, 2018, are as follows:

	Three Month Periods Ended
SBH (in millions)	December 29, 2019	December 30, 2018
HHI	$42.8	$55.6
HPC	36.4	35.0
GPC	31.5	29.1
H&G	(3.3)	3.1
Total Segment Adjusted EBITDA	107.4	122.8
Corporate	5.2	7.5
Interest expense	34.8	57.0
Depreciation and amortization	41.7	66.0
Share and incentive based compensation	14.5	6.0
Restructuring and related charges	27.4	9.1
Transaction related charges	4.1	6.3
Loss on assets held for sale	32.8	—
Write-off from impairment of intangible assets	24.2	—
Unrealized gain on Energizer investment	(38.5)	—
Foreign currency translation on multicurrency divestiture loans	(2.5)	—
Salus	0.3	—
Other	0.4	3.4
Loss from operations before income taxes	$(37.0)	$(32.5)

Segment Adjusted EBITDA for reportable segments for SB/RH for the three month periods ended December 29, 2019 and December 30, 2018 are as follows:

	Three Month Periods Ended
SB/RH (in millions)	December 29, 2019	December 30, 2018
HHI	$42.8	$55.6
HPC	36.4	35.0
GPC	31.5	29.1
H&G	(3.3)	3.1
Total Segment Adjusted EBITDA	107.4	122.8
Corporate	4.9	6.6
Interest expense	34.6	43.2
Depreciation and amortization	41.7	66.0
Share and incentive based compensation	14.4	5.6
Restructuring and related charges	27.4	9.1
Transaction related charges	4.1	6.3
Loss on assets held for sale	32.8	—
Write-off from impairment of intangible assets	24.2	—
Unrealized gain on Energizer investment	(38.5)	—
Foreign currency translation on multicurrency divestiture loans	(2.5)	—
Other	0.2	3.4
Loss from operations before income taxes	$(35.9)	$(17.4)

NOTE 20 - EARNINGS PER SHARE – SBH

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three month periods ended December 29, 2019 and December 30, 2018 are as follows:

	Three Month Periods Ended
(in millions, except per share amounts)	December 29, 2019	December 30, 2018
Numerator
Net loss from continuing operations attributable to controlling interest	$(38.6)	$(29.3)
Income (loss) from discontinued operations attributable to controlling interest	2.8	(83.2)
Net loss attributable to controlling interest	(35.8)	(112.5)
Denominator
Weighted average shares outstanding - basic	47.7	53.4
Dilutive shares	—	—
Weighted average shares outstanding - diluted	47.7	53.4
Earnings per share
Basic earnings per share from continuing operations	$(0.81)	$(0.56)
Basic earnings per share from discontinued operations	0.06	(1.55)
Basic earnings per share	$(0.75)	$(2.11)
Diluted earnings per share from continuing operations	$(0.81)	$(0.56)
Diluted earnings per share from discontinued operations	0.06	(1.55)
Diluted earnings per share	$(0.75)	$(2.11)
Weighted average number of anti-dilutive shares excluded from denominator	0.1	—

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 21 - GUARANTOR STATEMENTS – SB/RH

SBI with SB/RH as a parent guarantor (collectively, the “Parent”), with SBI’s domestic subsidiaries as subsidiary guarantors, has issued the 5.00% Notes under the 2029 Indenture, 6.125% Notes under the 2024 Indenture, the 5.75% Notes under the 2025 Indenture and the 4.00% Notes under the 2026 Indenture.

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

Statement of Financial Position		Guarantor	Nonguarantor
As of December 29, 2019 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$3.9	$0.4	$133.2	$—	$137.5
Trade receivables, net	192.3	86.3	231.4	—	510.0
Intercompany receivables	—	2,368.8	915.0	(3,283.8)	—
Other receivables	67.0	5.1	60.1	(1.0)	131.2
Inventories	241.1	196.4	197.1	(6.8)	627.8
Prepaid expenses and other	36.7	5.8	19.5	—	62.0
Current assets of business held for sale	—	—	29.0	—	29.0
Total current assets	541.0	2,662.8	1,585.3	(3,291.6)	1,497.5
Property, plant and equipment, net	190.2	120.2	93.0	—	403.4
Operating lease assets	44.3	14.5	39.7	—	98.5
Long-term intercompany receivables	28.7	23.4	10.3	(62.4)	—
Deferred charges and other	281.7	0.6	46.8	(276.8)	52.3
Investment	269.3	—	—	—	269.3
Goodwill	567.2	543.3	211.0	—	1,321.5
Intangible assets, net	700.5	551.8	220.3	—	1,472.6
Investments in subsidiaries	4,052.1	1,121.0	(2.9)	(5,170.2)	—
Total assets	$6,675.0	$5,037.6	$2,203.5	$(8,801.0)	$5,115.1
Liabilities and Shareholder's Equity
Current portion of long-term debt	$2.3	$4.9	$7.0	$(0.3)	$13.9
Accounts payable	110.9	76.3	290.9	—	478.1
Intercompany accounts payable	2,662.5	381.1	206.5	(3,250.1)	—
Accrued wages and salaries	21.2	3.3	23.5	—	48.0
Accrued interest	36.7	—	—	—	36.7
Indemnification payable to Energizer	—	—	231.1	—	231.1
Income tax payable	0.9	—	15.8	(1.0)	15.7
Other current liabilities	102.1	16.6	49.2	—	167.9
Current liabilities of business held for sale	—	—	9.3	—	9.3
Total current liabilities	2,936.6	482.2	833.3	(3,251.4)	1,000.7
Long-term debt, net of current portion	2,187.3	51.6	9.8	—	2,248.7
Long-term intercompany debt	12.4	—	83.4	(95.8)	—
Deferred income taxes	86.0	437.4	49.0	(279.2)	293.2
Long-term operating lease liabilities	40.6	11.1	33.9	—	85.6
Other long-term liabilities	31.4	3.1	73.3	—	107.8
Total liabilities	5,294.3	985.4	1,082.7	(3,626.4)	3,736.0
Shareholder's equity:
Other capital	2,138.9	442.0	(749.2)	295.0	2,126.7
Accumulated (deficit) earnings	(509.2)	3,843.0	2,092.9	(5,935.9)	(509.2)
Accumulated other comprehensive loss	(249.0)	(232.8)	(233.5)	466.3	(249.0)
Total shareholder's equity	1,380.7	4,052.2	1,110.2	(5,174.6)	1,368.5
Non-controlling interest	—	—	10.6	—	10.6
Total equity	1,380.7	4,052.2	1,120.8	(5,174.6)	1,379.1
Total liabilities and equity	$6,675.0	$5,037.6	$2,203.5	$(8,801.0)	$5,115.1

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

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

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 21 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Income		Guarantor	Nonguarantor
Three month period ended December 29, 2019 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$409.7	$285.6	$526.7	$(350.5)	$871.5
Cost of goods sold	306.0	225.0	412.5	(351.0)	592.5
Restructuring and related charges	0.4	1.5	8.0	—	9.9
Gross profit	103.3	59.1	106.2	0.5	269.1
Selling	54.7	28.1	63.3	—	146.1
General and administrative	46.0	20.8	12.7	—	79.5
Research and development	5.0	2.7	2.2	—	9.9
Restructuring and related charges	15.9	0.2	1.4	—	17.5
Transaction related charges	1.4	0.5	2.2	—	4.1
Write-off from impairment of intangible assets	—	—	24.2	—	24.2
Loss on assets held for sale	—	—	32.8	—	32.8
Total operating expense	123.0	52.3	138.8	—	314.1
Operating (loss) income	(19.7)	6.8	(32.6)	0.5	(45.0)
Interest expense (income)	42.5	(3.8)	(4.0)	(0.1)	34.6
Other non-operating (income) expense, net	(28.2)	7.5	(13.6)	(9.4)	(43.7)
(Loss) income from operations before income taxes	(34.0)	3.1	(15.0)	10.0	(35.9)
Income tax expense (benefit)	3.2	(0.4)	(2.2)	0.3	0.9
Net (loss) income from continuing operations	(37.2)	3.5	(12.8)	9.7	(36.8)
Gain from discontinued operations, net of tax	2.8	—	—	—	2.8
Net (loss) income	(34.4)	3.5	(12.8)	9.7	(34.0)
Net income attributable to non-controlling interest	—	—	0.9	—	0.9
Net (loss) income attributable to controlling interest	$(34.4)	$3.5	$(13.7)	$9.7	$(34.9)

Statement of Income		Guarantor	Nonguarantor
Three month period ended December 30, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$433.7	$287.2	$531.9	$(372.5)	$880.3
Cost of goods sold	318.8	219.3	408.1	(372.5)	573.7
Restructuring and related charges	—	—	0.9	—	0.9
Gross profit	114.9	67.9	122.9	—	305.7
Selling	61.3	27.3	67.0	—	155.6
General and administrative	67.5	19.1	12.0	(0.7)	97.9
Research and development	5.7	2.4	3.0	—	11.1
Restructuring and related charges	4.2	0.6	3.4	—	8.2
Transaction related charges	4.1	0.7	1.5	—	6.3
Total operating expense	142.8	50.1	86.9	(0.7)	279.1
Operating income	(27.9)	17.8	36.0	0.7	26.6
Interest expense	36.8	5.5	0.9	—	43.2
Other non-operating (income) expense, net	(23.1)	(23.4)	0.6	46.7	0.8
(Loss) income from operations before income taxes	(41.6)	35.7	34.5	(46.0)	(17.4)
Income tax (benefit) expense	(22.1)	13.2	10.9	(0.4)	1.6
Net (loss) income from continuing operations	(19.5)	22.5	23.6	(45.6)	(19.0)
(Loss) Income from discontinued operations, net of tax	(83.8)	(76.4)	2.9	74.1	(83.2)
Net (loss) income	(103.3)	(53.9)	26.5	28.5	(102.2)
Net income attributable to non-controlling interest	—	—	0.2	—	0.2
Net (loss) income attributable to controlling interest	$(103.3)	$(53.9)	$26.3	$28.5	$(102.4)

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 21 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended December 29, 2019 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(34.4)	$3.5	$(12.8)	$9.7	$(34.0)
Other comprehensive (loss) income, net of tax:
Foreign currency translation gain	26.6	31.5	30.0	(61.6)	26.5
Unrealized loss on derivative instruments	(6.1)	(6.9)	(6.9)	13.7	(6.2)
Defined benefit pension gain (loss)	3.9	(0.3)	(0.3)	0.7	4.0
Other comprehensive gain	24.4	24.3	22.8	(47.2)	24.3
Comprehensive (loss) income	(10.0)	27.8	10.0	(37.5)	(9.7)
Comprehensive income attributable to non-controlling interest	—	—	0.1	—	0.1
Comprehensive (loss) income attributable to controlling interest	$(10.0)	$27.8	$9.9	$(37.5)	$(9.8)

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended December 30, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(103.3)	$(53.9)	$26.5	$28.5	$(102.2)
Other comprehensive (loss) income, net of tax:
Net unrealized loss on foreign currency translation	(12.0)	(21.5)	(21.2)	42.8	(11.9)
Unrealized (loss) gain on hedging derivative instruments	(0.6)	3.0	3.1	(6.1)	(0.6)
Defined benefit pension gain	1.5	1.1	1.1	(2.3)	1.4
Other comprehensive loss	(11.1)	(17.4)	(17.0)	34.4	(11.1)
Comprehensive (loss) income	(114.4)	(71.3)	9.5	62.9	(113.3)
Comprehensive income attributable to non-controlling interest	—	—	—	—	—
Comprehensive (loss) income attributable to controlling interest	$(114.4)	$(71.3)	$9.5	$62.9	$(113.3)

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 21 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Cash Flows		Guarantor	Nonguarantor
Three month period ended December 29, 2019 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(319.1)	$42.2	$613.9	$(744.2)	$(407.2)
Cash flows from investing activities	.
Purchases of property, plant and equipment	(12.5)	(3.6)	(2.6)	—	(18.7)
Net cash used by investing activities	(12.5)	(3.6)	(2.6)	—	(18.7)
Cash flows from financing activities
Proceeds from issuance of debt	103.0	—	—	—	103.0
Payment of debt	(119.4)	(1.2)	(6.9)	—	(127.5)
Payment of debt issuance costs	(0.8)	—	—	—	(0.8)
Payment of cash dividends to parent	(36.7)	—	—	—	(36.7)
Advances related to intercompany transactions	(51.8)	(37.4)	(655.0)	744.2	—
Net cash used by financing activities	(105.7)	(38.6)	(661.9)	744.2	(62.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	3.5	—	3.5
Net decrease in cash, cash equivalents and restricted cash	(437.3)	—	(47.1)	—	(484.4)
Cash, cash equivalents and restricted cash, beginning of period	441.2	0.4	180.3	—	621.9
Cash, cash equivalents and restricted cash, end of period	$3.9	$0.4	$133.2	$—	$137.5

Statement of Cash Flows		Guarantor	Nonguarantor
Three month period ended December 30, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities from continuing operations	$(308.0)	$3.8	$1,378.2	$(1,375.1)	$(301.1)
Net cash provided (used) by operating activities from discontinued operations	2.2	2.3	2.9	(35.7)	(28.3)
Net cash (used) provided by operating activities	(305.8)	6.1	1,381.1	(1,410.8)	(329.4)
Cash flows from investing activities
Purchases of property, plant and equipment	(6.6)	(3.4)	(3.5)	—	(13.5)
Proceeds from sales of property, plant and equipment	—	—	0.1	—	0.1
Net cash used by investing activities from continuing operations	(6.6)	(3.4)	(3.4)	—	(13.4)
Net cash used by investing activities from discontinued operations	(1.1)	(2.3)	(1.7)	—	(5.1)
Net cash used by investing activities	(7.7)	(5.7)	(5.1)	—	(18.5)
Cash flows from financing activities
Proceeds from issuance of debt	114.0	—	10.3	—	124.3
Payment of debt	(35.7)	—	(9.9)	—	(45.6)
Payment of cash dividends to parent	(30.4)	—	—	—	(30.4)
Advances related to intercompany transactions	(4.4)	(0.3)	(1,406.1)	1,410.8	—
Net cash provided (used) by financing activities from continuing operations	43.5	(0.3)	(1,405.7)	1,410.8	48.3
Net cash used by financing activities from discontinued operations	(1.1)	—	(1.2)	—	(2.3)
Net cash provided (used) by financing activities	42.4	(0.3)	(1,406.9)	1,410.8	46.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.9)	—	(2.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(271.1)	0.1	(33.8)	—	(304.8)
Cash, cash equivalents and restricted cash, beginning of period	285.5	1.8	227.0	—	514.3
Cash, cash equivalents and restricted cash, end of period	$14.4	$1.9	$193.2	$—	$209.5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q. Unless the context indicates otherwise, the term the “Company,” “we,” “our,” or “us” are used to refer to Spectrum Brands Holdings, Inc. and its subsidiaries and SB/RH Holdings, LLC and its subsidiaries (“SB/RH”), collectively.

Business Overview

The Company is a diversified global branded consumer products company. We manage the businesses in four vertically integrated, product-focused segments: (i) Hardware & Home Improvement (“HHI”), (ii) Home and Personal Care (“HPC”), (iii) Global Pet Care (“GPC”), and (iv) Home and Garden (“H&G”). The Company manufactures, markets and/or distributes its products globally in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), and construction companies. We enjoy strong name recognition in our regions under our various brands and patented technologies across multiple product categories. Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president or general manager responsible for sales and marketing initiatives and the financial results for all product lines within that segment. See Note 19 – Segment Information for more information pertaining to segments of continuing operations. The following is an overview of the consolidated business, by segment, summarizing product types and brands:

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

Security: Kwikset®, Weiser®, Baldwin®, Tell Manufacturing®, and EZSET® Plumbing & Accessories: Pfister® Builders' Hardware: National Hardware®, FANAL®
HPC

Home Appliances: Small kitchen appliances including toaster ovens, coffeemakers, slow cookers, blenders, hand mixers, grills, food processors, juicers, toasters, bread makers, and irons.
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

SB/RH is a wholly owned subsidiary of SBH. Spectrum Brands, Inc. (“SBI”), a wholly-owned subsidiary of SB/RH incurred certain debt guaranteed by SB/RH and domestic subsidiaries of SBI. See Note 9 - Debt for more information pertaining to debt. The reportable segments of SB/RH are consistent with the segments of SBH

Divestitures

•Global Batteries & Lights – On January 2, 2019, the Company completed the sale of its GBL business pursuant to the GBL acquisition agreement with Energizer for cash proceeds of $1,956.2 million, resulting in the recognition of a pre-tax gain on sale of $989.8 million during the year ended September 30, 2019, including the settlement of customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications under the acquisition agreement, and contingent purchase price adjustment for the settlement with the divestiture of the Varta® consumer batteries business by Energizer. The results of operations and gain on sale for disposal of the GBL business are recognized as a component of discontinued operations during the three month period ended December 30, 2018.

•Global Auto Care – On January 28, 2019, the Company completed the sale of its GAC business pursuant to the GAC acquisition agreement with Energizer for $1.2 billion, consisting of $938.7 million in cash proceeds and $242.1 million in stock consideration of common stock of Energizer, resulting in the write-down of net assets held for sale of $111.0 million during the year ended September 30, 2019, including the settlement of customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications in accordance with the GAC acquisition agreement. The results of operations and write-down of net assets held for sale for the disposal of the GAC business are recognized as a component of discontinued operations during the three month period ended December 30, 2018.

•Coevorden Operations - On November 29, 2019, the Company entered into a purchase agreement for the disposal of its DCF production facility and distribution center in Coevorden, Netherlands with UPP for a purchase price of €30 million subject to working capital and other typical closing adjustments. Assets held for sale are recognized at their estimated fair value less cost to sell, resulting in the recognition of a loss on assets held for sale of $32.8 million during the three month period ended December 29, 2019. The Company also recognized $24.2 million write-off from impairment of intangible assets associated with the retained commercial DCF business following the recognition of the Coevorden Operations as held for sale. The proposed sale is expected to close during the second quarter of the year ending September 30, 2020.

See Note 2 – Divestitures in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information on the assets and liabilities classified as held for sale and discontinued operations.

Refinancing Activity

Financing activity has a significant impact on the comparability of financial results on the condensed consolidated financial statements. Effective November 15, 2019, the Company completed the tender of its 6.625% Senior Unsecured Notes with an outstanding principal of $117.4 million, recognizing a loss on extinguishment of the debt of $2.6 million including a non-cash charge of $1.1 million attributable to the write-off of deferred financing costs associated with the debt. See Note 9 – Debt in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information.

Restructuring Activity

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. The most significant of these initiatives is the Global Productivity Improvement Plan, which began during the year ended September 30, 2019. See Note 3 - Restructuring and Related Charges in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly report for additional detail.

Adoption of New Lease Accounting Standard

On October 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), and all the related amendments using the modified retrospective transition method, which resulted in the recognition of additional right-of-use (“ROU”) lease assets of $107.5 million and additional lease liabilities of $113.0 million, with no material cumulative effect adjustment to equity as of the date of adoption. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 1 – Basis of Presentation and Significant Accounting Policies and Note 10 – Leases in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information.

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

Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and impact from acquisitions (when applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period. The following is a reconciliation of reported net sales to organic net sales for the three month period ended December 29, 2019 compared to net sales for the three month period ended December 30, 2018:

	December 29, 2019
(in millions, except %)	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales December 30, 2018	Variance
HHI	$297.7	$(0.1)	$297.6	$305.1	$(7.5)	(2.5%)
HPC	322.1	5.2	327.3	317.2	10.1	3.2%
GPC	205.8	1.2	207.0	204.7	2.3	1.1%
H&G	45.9	—	45.9	53.3	(7.4)	(13.9%)
Total	$871.5	$6.3	$877.8	$880.3	(2.5)	(0.3%)

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management, which we believe provide useful information to investors because they reflect ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. They also facilitate comparisons between peer companies since interest, taxes, depreciation, and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:

•Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. During the year ending September 30, 2019, the Company issued certain incentive bridge awards due to changes in the Company’s long-term compensation plans that allow for cash based payment upon employee election which have been included in the adjustment but do not qualify for shared-based compensation. See Note 15 - Share Based Compensation for further discussion;

•Transaction related charges consist of (1) transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business; and (2) divestiture related transaction costs that are recognized in continuing operations and post-divestiture separation costs consisting of increment costs to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred as part of the divestitures and exiting of TSAs. See Note 1 – Basis of Presentation & Significant Accounting Policies for additional details;

•Restructuring and related charges, which consist of project costs associated with restructuring initiatives across the segments. See Note 3 - Restructuring and Related Charges for further details;

•Unrealized gains and losses attributable to the Company’s investment in Energizer common stock, acquired as part of consideration received from the Company’s sale and divestiture of GAC. See Note 2 – Divestitures and Note 12 – Fair Value of Financial Instruments for further discussion;

•Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations subsequent to an acquisition (when applicable);

•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);

•Foreign currency gains and losses attributable to multicurrency loans for the three month period ended December 29, 2019 that were entered into with foreign subsidiaries in exchange for receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestures during the year ended September 30, 2019. The Company has entered into various hedging arrangements to mitigate the volatility of foreign exchange risk associated with such loans;

•Legal and litigation costs associated with Salus during the three month periods ended December 29, 2019 and December 30, 2018 as they are not considered a component of the continuing commercial products company, but continue to be consolidated by the Company until the Salus operations can be wholly dissolved and/or deconsolidated;

•Other adjustments primarily consisting of costs attributable to (1) expenses and cost recovery for flood damage at Company facilities in Middleton, Wisconsin during the three month periods ended December 29, 2019 and December 30, 2018; (2) incremental costs for separation of a key executive during the three month periods ended December 29, 2019 and December 30, 2018; (3) incremental costs associated with a safety recall in GPC during the three month period ended December 30, 2018; (4) operating margin on H&G sales to GAC discontinued operations during the three month period ended December 30, 2018; and (5) certain fines and penalties for delayed shipments following the completion of a GPC distribution center consolidation in EMEA during the three month period ended December 30, 2018.

Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of reported net sales for the respective period and segment.

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended December 29, 2019 and December 30, 2018 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended December 29, 2019
Net income (loss) from continuing operations	$34.2	$24.9	$(53.3)	$(8.6)	$(34.9)	$(37.7)
Income tax expense	—	—	—	—	0.7	0.7
Interest expense	—	—	—	—	34.8	34.8
Depreciation and amortization	8.1	8.8	16.1	5.2	3.5	41.7
EBITDA	42.3	33.7	(37.2)	(3.4)	4.1	39.5
Share and incentive based compensation	—	—	—	—	14.5	14.5
Restructuring and related charges	0.5	1.1	10.3	0.1	15.4	27.4
Transaction related charges	—	1.6	1.4	—	1.1	4.1
Unrealized gain on Energizer investment	—	—	—	—	(38.5)	(38.5)
Loss on assets held for sale	—	—	32.8	—	—	32.8
Write-off from impairment of intangible assets	—	—	24.2	—	—	24.2
Foreign currency translation on multicurrency divestiture loans	—	—	—	—	(2.5)	(2.5)
Salus	—	—	—	—	0.3	0.3
Other	—	—	—	—	0.4	0.4
Adjusted EBITDA	$42.8	$36.4	$31.5	$(3.3)	$(5.2)	$102.2
Net Sales	$297.7	$322.1	$205.8	$45.9	$—	$871.5
Adjusted EBITDA Margin	14.4%	11.3%	15.3%	-7.2%	—	11.7%
Three Month Period Ended December 30, 2018
Net income (loss) from continuing operations	$43.7	$(8.1)	$11.8	$(2.0)	$(74.5)	$(29.1)
Income tax benefit	—	—	—	—	(3.4)	(3.4)
Interest expense	—	—	—	—	57.0	57.0
Depreciation and amortization	8.6	38.1	10.6	4.8	3.9	66.0
EBITDA	52.3	30.0	22.4	2.8	(17.0)	90.5
Share based compensation	—	—	—	—	6.0	6.0
Transaction related charges	0.5	4.7	0.7	—	0.4	6.3
Restructuring and related charges	2.8	0.2	2.6	0.7	2.8	9.1
Other	—	0.1	3.4	(0.4)	0.3	3.4
Adjusted EBITDA	$55.6	$35.0	$29.1	$3.1	$(7.5)	$115.3
Net Sales	$305.1	$317.2	$204.7	$53.3	$—	$880.3
Adjusted EBITDA Margin	18.2%	11.0%	14.2%	5.8%	—	13.1%

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended December 29, 2019 and December 30, 2018 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended December 29, 2019
Net income (loss) from continuing operations	$34.2	$24.9	$(53.3)	$(8.6)	$(34.0)	$(36.8)
Income tax expense	—	—	—	—	0.9	0.9
Interest expense	—	—	—	—	34.6	34.6
Depreciation and amortization	8.1	8.8	16.1	5.2	3.5	41.7
EBITDA	42.3	33.7	(37.2)	(3.4)	5.0	40.4
Share and incentive based compensation	—	—	—	—	14.4	14.4
Restructuring and related charges	0.5	1.1	10.3	0.1	15.4	27.4
Transaction related charges	—	1.6	1.4	—	1.1	4.1
Unrealized gain on Energizer investment	—	—	—	—	(38.5)	(38.5)
Loss on assets held for sale	—	—	32.8	—	—	32.8
Write-off from impairment of intangible assets	—	—	24.2	—	—	24.2
Foreign currency translation on multicurrency divestiture loans	—	—	—	—	(2.5)	(2.5)
Other	—	—	—	—	0.2	0.2
Adjusted EBITDA	$42.8	$36.4	$31.5	$(3.3)	$(4.9)	$102.5
Net Sales	$297.7	$322.1	$205.8	$45.9	$—	$871.5
Adjusted EBITDA Margin	14.4%	11.3%	15.3%	-7.2%	—	11.8%
Three Month Period Ended December 30, 2018
Net income (loss) from continuing operations	$43.7	$(8.1)	$11.8	$(2.0)	$(64.4)	$(19.0)
Income tax expense	—	—	—	—	1.6	1.6
Interest expense	—	—	—	—	43.2	43.2
Depreciation and amortization	8.6	38.1	10.6	4.8	3.9	66.0
EBITDA	52.3	30.0	22.4	2.8	(15.7)	91.8
Share based compensation	—	—	—	—	5.6	5.6
Transaction related charges	0.5	4.7	0.7	—	0.4	6.3
Restructuring and related charges	2.8	0.2	2.6	0.7	2.8	9.1
Other	—	0.1	3.4	(0.4)	0.3	3.4
Adjusted EBITDA	$55.6	$35.0	$29.1	$3.1	$(6.6)	$116.2
Net Sales	$305.1	$317.2	$204.7	$53.3	$—	$880.3
Adjusted EBITDA Margin	18.2%	11.0%	14.2%	5.8%	—	13.2%

Consolidated Results of Operations

The following is summarized consolidated results of operations for SBH for the three month periods ended December 29, 2019 and December 30, 2018, respectively.

	Three Month Periods Ended
(in millions, except %)	December 29, 2019	December 30, 2018	Variance
Net sales	$871.5	$880.3	$(8.8)	(1.0%)
Gross profit	269.1	305.7	(36.6)	(12.0%)
Operating expenses	315.0	280.5	34.5	12.3%
Interest expense	34.8	57.0	(22.2)	(38.9%)
Other non-operating (income) expense, net	(43.7)	0.7	(44.4)	n/m
Income tax expense (benefit)	0.7	(3.4)	4.1	n/m
Net loss from continuing operations	(37.7)	(29.1)	(8.6)	(29.6%)
Income from discontinued operations, net of tax	2.8	(83.2)	86.0	n/m
Net loss	(34.9)	(112.3)	77.4	68.9%
n/m = not meaningful

Net Sales. Net sales for the three month period ended December 29, 2019 decreased $8.8 million, or 1.0%, with a decrease in organic sales of $2.5 million, or 0.3%. The following sets forth net sales by segment for the three month periods ended December 29, 2019 and December 30, 2018.

	Three Month Periods Ended
(in millions, except %)	December 29, 2019	December 30, 2018	Variance
HHI	$297.7	$305.1	$(7.4)	(2.4%)
HPC	322.1	317.2	4.9	1.5%
GPC	205.8	204.7	1.1	0.5%
H&G	45.9	53.3	(7.4)	(13.9%)
Net Sales	$871.5	$880.3	(8.8)	(1.0%)

The following sets forth the principal components of change in net sales from the three month periods ended December 30, 2018 to the three month periods ended December 29, 2019.

(in millions)	Amount
Net Sales for the three month period ended December 30, 2018	$880.3
Increase in HPC	10.1
Increase in GPC	2.3
Decrease in H&G	(7.4)
Decrease in HHI	(7.5)
Foreign currency impact, net	(6.3)
Net Sales for the three month period ended December 29, 2019	$871.5

Gross Profit. For the three month period ended December 29, 2019, gross profit decreased $36.6 million, with a decrease in gross profit margin from 34.7% to 30.9% primarily due to incremental material and input costs, including tariffs, partially offset by productivity and pricing adjustments, unfavorable transaction foreign currency loss, incremental restructuring costs and accelerated depreciation expense realized as part of exiting certain LATAM operating facilities as part of the Global Productivity Improvement Plan.

Operating Expenses. Operating expenses for the three month period ended December 29, 2019 increased $34.4 million, or 12.3%, due to the recognition of a loss on assets held for sale of $32.8 million associated with the Coevorden Operations divestiture, $24.2 million write-off from impairment of intangible assets, an increase in restructuring and related charges of $9.3 million; offset by reduction in selling and general and administrative expenses of $28.5 million primarily from incremental depreciation and amortization in the prior year associated with HPC business being de-recognized from held for sale. See Note 3 – Restructuring and Related Charges in Notes to the Condensed Consolidated Financial Statements included elsewhere within this Quarterly Report for additional detail on restructuring.

Interest Expense. Interest expense for the three month period ended December 29, 2019 decreased $22.2 million, or 38.9%, due to the lower debt and average interest rate. See Note 9 – Debt in Notes to the Condensed Consolidated Financial Statements included elsewhere within this Quarterly Report for additional detail.

Other non-operating expense (income), net. Other non-operating income for the three month period ended December 29, 2019 increased $44.4 million primarily due to the recognition of unrealized gain on our investment in Energizer common stock of $38.5 million and foreign currency gains attributable to multicurrency loans that were entered into with foreign subsidiaries in exchange for the receipt of divestiture proceeds by the parent company as part of the GBL and GAC divestitures in the prior year.

Income Taxes. Our estimated annual effective tax rate was significantly impacted for the three month period ended December 29, 2019 by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income, losses earned outside the U.S. that more likely than not will not result in a tax benefits, and foreign rates that differ from the US federal statutory rate. During the three month period ended December 29, 2019, the Company also recognized a $5.3 million tax benefit from the favorable settlement of an income tax examination

Income From Discontinued Operations. Discontinued operations include our divestitures in GBL and GAC divisions that were sold on January 2, 2019 and January 28, 2019, respectively. Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented. During the three month period ended December 29, 2019, the Company recognized incremental pre-tax gain on sale of $2.4 million for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreement.

Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest. Such amount varies in relation to such subsidiary’s net income or loss for the period and the percentage interest not owned by SBH.

SB/RH

The following is summarized consolidated results of operations for SB/RH for the three month periods ended December 29, 2019 and December 30, 2018, respectively:

	Three Month Periods Ended
(in millions, except %)	December 29, 2019	December 30, 2018	Variance
Net sales	$871.5	$880.3	$(8.8)	(1.0%)
Gross profit	269.1	305.7	(36.6)	(12.0%)
Operating expenses	314.1	279.1	35.0	12.5%
Interest expense	34.6	43.2	(8.6)	(19.9%)
Other non-operating (income) expense, net	(43.7)	0.8	(44.5)	n/m
Income tax expense	0.9	1.6	(0.7)	(43.8%)
Net (loss) income from continuing operations	(36.8)	(19.0)	(17.8)	(93.7%)
Income (loss) from discontinued operations, net of tax	2.8	(83.2)	86.0	n/m
Net loss	(34.0)	(102.2)	68.2	66.7%
n/m = not meaningful

For the three month period ended December 29, 2019, the decrease in net sales of $8.8 million, or 1.0%, and decrease in gross profit of $36.6 million, or 12.0%, increase in operating expenses of $35.0 million, or 12.5%, and increase in other non-operating income of $44.5 million are primarily attributable to the changes in SBH previously discussed.

Segment Financial Data

Hardware & Home Improvement

	Three Month Periods Ended
(in millions, except %)	December 29, 2019	December 30, 2018	Variance
Net sales	$297.7	$305.1	$(7.4)		(2.4%)
Operating income	34.5	43.3	(8.8)		(20.3%)
Operating income margin	11.6%	14.2%	(260)	bps
Adjusted EBITDA	$42.8	$55.6	$(12.8)		(23.0%)
Adjusted EBITDA margin	14.4%	18.2%	(380)	bps

Net sales decreased $7.4 million, or 2.4%, with a decrease in organic net sales of $7.5 million, or 2.5%.

•Security decreased $9.5 million due to reduced volumes in the builder’s channel.

•Plumbing accessories increased $3.8 million due to promotional pricing related volume in the retail channel, and market share gains in the multifamily development channel.

•Hardware decreased $1.8 million due to reduced volumes in the builder’s channel.

Operating income decreased $8.8 million with a margin decrease of 260 bps primarily due to reduced sales volumes combined with incremental material and input costs, including tariffs, partially offset by higher pricing and lower distribution costs. Adjusted EBITDA deceased $12.8 million with a margin decrease of 380 bps primarily due to reduced sales volumes combined with incremental material and input costs, including tariffs.

Home and Personal Care

	Three Month Periods Ended
(in millions, except %)	December 29, 2019	December 30, 2018	Variance
Net sales	$322.1	$317.2	$4.9		1.5%
Operating income (loss)	23.7	(7.9)	31.6		n/m
Operating income margin	7.4%	(2.5%)	990	bps
Adjusted EBITDA	$36.4	$35.0	$1.4		4.0%
Adjusted EBITDA margin	11.3%	11.0%	30	bps
n/m = not meaningful

Net sales increased $4.9 million, or 1.5%, with an increase in organic net sales of $10.1 million, or 3.2%.

•Personal care appliances increased $5.7 million due to an increase in EMEA sales of $7.6 million driven by promotional volumes with traditional and online retailers during holiday season; partially offset by a decrease in NA sales of $1.4 million due to increased competition pressure in department stores and specialty channels.

•Home and kitchen appliances increased $4.4 million due to EMEA sales increase of $4.2 million driven by promotional volumes with traditional and online retailers during holiday season.

Operating income increased $31.6 million with a margin increase of 990 bps due to incremental depreciation and amortization in the prior year associated with HPC business being de-recognized from held for sale and higher sales volume and productivity; partially offset by promotional pricing, incremental costs, including tariffs, and negative foreign currency transaction loss. Adjusted EBITDA increased $1.4 million with a margin decrease of 30 bps due to higher sales volume, productivity and delayed operating expenses; partially offset by unfavorable product mix from promotional volume, incremental costs, including tariffs, and negative foreign currency transaction loss

Global Pet Care

	Three Month Periods Ended
(in millions, except %)	December 29, 2019	December 30, 2018	Variance
Net sales	$205.8	$204.7	$1.1		0.5%
Operating (loss) income	(52.9)	12.5	(65.4)		n/m
Operating income margin	(25.7%)	6.1%	(3,180)	bps
Adjusted EBITDA	$31.5	$29.1	$2.4		8.2%
Adjusted EBITDA margin	15.3%	14.2%	110	bps
n/m = not meaningful

Net sales increased $1.1 million, or 0.5%, with an increase in organic net sales of $2.3 million, or 1.1%.

•Companion animal increased $4.3 million primarily due to continued strong sales volume in rawhide and alternative rawhide products with mass retail and e-commerce channels, partially offset by sales volumes declines in pet specialty retailers in NA.

•Aquatics decreased $2.0 million primarily due to lost distribution from a significant customer exiting live fish sales; partially offset by increased volumes in e-commerce channels for food and filtration.

Operating income decreased $65.4 million due to the recognition of a loss on assets held for sale of $32.8 million associated with the Coevorden Operations divestiture, $24.2 million write-off from impairment of intangible assets; plus additional restructuring costs and accelerated depreciation expense realized as part of exiting LATAM operating facilities as part of the Global Productivity Improvement Plan, offset by incremental sales volume, productivity, and positive pricing, partially offset by tariff costs. Adjusted EBITDA in the three month period ended December 29, 2019 increased $2.4 million with an Adjusted EBITDA margin increase of 110 bps primarily due to increased sales volume, productivity and product pricing, partially offset by tariff costs.

Home and Garden

	Three Month Periods Ended
(in millions, except %)	December 29, 2019	December 30, 2018	Variance
Net sales	$45.9	$53.3	$(7.4)		(13.9%)
Operating loss	(8.6)	(2.4)	(6.2)		(258.3%)
Operating income margin	(18.7%)	(4.5%)	(1,420)	bps
Adjusted EBITDA	$(3.3)	$3.1	$(6.4)		n/m
Adjusted EBITDA margin	(7.2%)	5.8%	(1,300)	bps
n/m = not meaningful

Net sales and organic net sales decreased $7.4 million, or 13.9%.

•Lawn & garden control products increased $1.5 million due to earlier seasonal distribution in the retail channel.

•Repellent products decreased $5.0 million due to retail inventory levels, earlier seasonal distribution in the prior year and slower POS during the period.

•Household insect control products decreased $3.5 million due to retail inventory levels and slower POS in the period.

•Other net sales under the GAC supply agreement were $5.3 million and $5.7 million for the three month periods ended December 29, 2019 and December 30, 2018, respectively.

Operating income decreased $6.2 million due to lower sales volumes, higher material and input costs, higher marketing and advertising investment spending, partially offset by productivity. Adjusted EBITDA decreased $6.4 million due to lower sales volumes, higher material and input costs, higher marketing and advertising investment spending, partially offset by productivity.

Liquidity and Capital Resources

The following is a summary of the SBH and SB/RH cash flows from continuing operations for the three month periods ended December 29, 2019 and December 30, 2018, respectively.

	SBH		SB/RH
(in millions)	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Operating activities	$(196.7)	$(283.6)	$(407.2)	$(301.1)
Investing activities	$(18.7)	$(13.4)	$(18.7)	$(13.4)
Financing activities	$(273.0)	$35.6	$(62.0)	$48.3

Cash Flows from Operating Activities

Cash flows from SBH continuing operations increased $86.9 million primarily due to:

•Decrease in cash provided by continuing operations of $73.6 million, including cash used for working capital of approximately $89.0 million;

•Decrease in cash paid for interest of $32.5 million; and

•Decrease in cash paid for taxes of $7.4 million;

•Decrease in net corporate expenditures of $2.3 million.

•Increase in cash paid for restructuring and integration related charges of $28.9 million;

Cash flows from operating activities from continuing operations of SB/RH decreased $105.2 million primarily due to the items discussed above except for an incremental $189.7 million of operating cash outflow to its parent company for federal net operating losses under the Company’s tax sharing agreement.

Depreciation and Amortization

Depreciation and amortization for the Company was $41.7 million and $66.0 million for the three month periods ended December 29, 2019 and December 30, 2018, respectively. The decrease in depreciation and amortization is primarily attributable to the cumulative adjustment to depreciation and amortization from the change in plan to sell the HPC division in the prior year.

Cash Flows from Investing Activities

Cash flows used for investing activities for SBH continuing operations increased $5.3 million primarily due to capital expenditures.

Capital Expenditures

Capital expenditures for the Company were $18.7 million and $13.5 million for the three month periods ended December 29, 2019 and December 30, 2018, respectively. We expect to make incremental investments in capital projects as part of our Global Productivity Improvement Plan.

Cash Flows from Financing Activities

Cash flows from financing activities for continuing operations decreased $308.6 million for the three month period ended December 29, 2019 primarily due to the repurchase of treasury stock and incremental payment on debt.

Debt

During the three month period ended December 29, 2019, SBH recognized net proceeds from the Revolver Facility of $103.0 million primarily to support working capital needs and made $127.5 million of payment on debts for the outstanding balance of 6.625% Notes of $117.4 million with premium of early extinguishment of $1.3 million, and other debt payments of $8.8 million. As of December 29, 2019, the Company had borrowing availability of $678.4 million, net of outstanding letters of credit and amounts allocated to a foreign subsidiary.

At December 29, 2019, we were in compliance with all covenants under the Senior Credit Agreement and the indentures governing the 5.00% Notes, 5.75% Notes, 6.125% Notes, and 4.00% Notes.

The Company’s access to capital markets and financing costs may depend on the credit ratings of the Company when it is accessing the capital markets. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings.

Refer to Note 9 - Debt in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

Equity

There has been no issuance of common stock, other than through the Company’s share-based compensation plans, during the three month periods ended December 29, 2019 and December 30, 2018.

During the three month periods ended December 29, 2019 and December 30, 2018, SBH made cash dividend payments of $19.9 million and $22.4 million, or $0.42 per share, respectively.

During the three month period ended December 29, 2019, the Company paid $215.6 million for the repurchase of common stock, consisting of 3.2 million treasury shares received, including $125 million through an accelerated share repurchase arrangement that is still pending final settlement as of December 29, 2019. During the three month period ended December 30, 2018, the Company paid $18.5 million for the repurchase of common stock, consisting of 0.3 million treasury shares received. See Note 14 – Shareholders’ Equity included elsewhere within this Quarterly Report for additional discussion.

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

Contractual Obligations & Other Commercial Commitments

As noted in Note 2 – Divestitures included elsewhere within this Quarterly Report, subsequent to December 29, 2019 the Company settled its outstanding balance for the Varta indemnification payable with Energizer for $197.0 million. Additionally, the Company repaid certain of its long-term indebtedness during the three month ended December 29, 2019, as described under Note 9 - Debt. There has otherwise been no material changes to our contractual obligations & other commercial commitments as discussed in our Annual Report on Form 10-K for the year ended September 30, 2019.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies other than the adoption of ASU No. 2016-02, Leases (Topic 842), which provides for a single comprehensive model for entities to use to account for leases. Refer to Note 1 – Basis of Presentation and Significant Accounting Policies of Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for information about the adoption of Topic 842.

During the three-month period ended December 29, 2019, the Company measured the fair value of its GPC reporting unit goodwill following the recognition of the Coevorden Operations as held for sale. The Company allocated $10.6 million of GPC goodwill to the Coevorden Operations disposal group recognized as held for sale based upon a fair value allocation. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value of the GPC reporting unit, we used a discounted cash flow methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variable. The fair value of the remaining GPC reporting unit exceeded its carrying value by 17% and did not recognize an impairment. The GPC reporting unit goodwill of $421.5 million as of December 29, 2019 is still deemed ‘at risk’ of impairment.

Additionally, the Company assessed the indefinite-lived intangible assets and definite lived intangible assets associated with the continuing commercial DCF business following recognition of the Coevorden Operations as held for sale. For indefinite-lived assets, the Company compares the estimated fair value of the identified trade names to the carrying value to determine if potential impairment exists. If the fair value is less than its carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. During the three month period ended December 29, 2019, the Company recognized $16.6 million impairment on indefinite lived intangible assets due to the reduced value of the associated tradenames, leaving no excess fair value as of the measurement date or risk of future impairment. For the remining tradenames associated with the DCF business, there were $3.3 million of indefinite lived intangible assets that could be deemed at risk of future impairment due to the limited excess fair value. For definite lived intangible assets, the Company recognized $7.6 million impairment due to the incremental cash flow risk associated with the commercial DCF business following the planned divestiture of the Coevorden Operations, which consisted of the remaining carrying cost of the definite lived intangible assets associated with the commercial DCF business.

Other than those discussed above, there have been no material changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the year ended September 30, 2019.

New Accounting Pronouncements

See Note 1 – Basis of Presentation and Significant Accounting Policies of Notes to the Condensed Consolidated Financial Statements elsewhere included in this Quarterly Report for information about accounting pronouncements that are newly adopted and recent accounting pronouncements not yet adopted.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

No material change in the Company’s market risk has occurred during the three month period ended December 29, 2019. For additional information, refer to Note 9 – Debt and Note 11 – Derivatives to the Condensed Consolidated Financial Statement included elsewhere in the Quarterly Report and to Part II, Items 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

Changes in Internal Control Over Financial Reporting. During the three month period ended December 29, 2019, SBH began updating certain internal controls and supporting processes and systems related to leases in connection with our adoption of ASU No. 2016-02, Leases (Topic 842), further discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, which will continue during the year of adoption for the fiscal year ending September 30, 2020. Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the three month period ended December 29, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting. During the three month period ended December 29, 2019, SB/RH began updating certain internal controls and supporting processes and systems related to leases in connection with our adoption of ASU No. 2016-02, Leases (Topic 842), further discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, which will continue during the year of adoption for the fiscal year ending September 30, 2020. Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the three month period ended December 29, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Litigation

We are a defendant in various litigation matters generally arising in the ordinary course of business. See risk factors below and Note 18 – Commitments and Contingencies included elsewhere in this Quarterly Report. Based on information currently available, we do not believe that any matters or proceedings presently pending will have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

Item 1A.   Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC on November 15, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2018, the Board of Directors approved a $1 billion common stock repurchase program. The authorization is effective for 36 months. The following table summarizes the common stock repurchases under the program for the three month period ended December 29, 2019:

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that may
	Purchased	Per Share	as Part of Plan	Yet Be Purchased
As of September 30, 2019	4,610,700	$54.22	4,610,700	$750,001,219
October 1, 2019 to October 27, 2019	—	—	—	750,001,219
October 28, 2019 to November 24, 2019	35,568	62.27	35,568	747,786,559
November 25, 2019 to December 29, 2019	1,275,844	62.05	1,275,844	668,618,252
ASR November, 2019	1,719,534	TBD	1,719,534	543,618,252
As of December 29, 2019	7,641,646	$ TBD	7,641,646	$543,618,252

During the three month periods ended December 29, 2019, the Company also repurchased $9.2 million of common stock in private purchases with employees at fair value, consisting of 0.2 million of common stock repurchases at an average share price of $62.30 per share, which are not included in the common stock repurchase program summarized above.

Item 5. Other Information

None

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 2020
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 2020
SB/RH HOLDINGS, LLC
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

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