Form 10-Q
period 2020-03-29
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2020-05-05
CIK 109177, 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to______

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

As of May 1, 2020, there were 43,056,296 shares outstanding of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.

SB/RH Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with a reduced disclosure format as permitted by general instruction H(2).

Forward-Looking Statements

We have made or implied certain forward-looking statements in this report. All statements, other than statements of historical facts included in this report, including the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding our business strategy, future operations, financial condition, estimated revenues, projected costs, projected synergies, prospects, plans and objectives of management, information concerning expected actions of third parties, and statements regarding the expected impact of the COVID-19 pandemic are forward-looking statements. When used in this report, the words anticipate, intend, plan, estimate, believe, expect, project, could, will, should, may and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Since these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•the impact of the COVID-19 pandemic on our customers, employees, manufacturing facilities, suppliers, capital markets and our financial condition, and results of operations, all of which tend to aggravate the other risks and uncertainties we face;

•the impact of our indebtedness on our business, financial condition, and results of operations;

•the impact of restrictions in our debt instruments on our ability to operate our business, finance our capital needs or pursue or expand business strategies;

•any failure to comply with financial covenants and other provisions and restrictions of our debt instruments;

•the effects of general economic conditions, including the impact of, and changes to tariffs and trade policies, inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or monetary or fiscal policies in the countries where we do business;

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

•changes in consumer spending preferences and demand for our products, particularly in light of the COVID-19 pandemic and economic stress;

•our ability to develop and successfully introduce new products, protect our intellectual property and avoid infringing the intellectual property of third parties;

•our ability to successfully identify, implement, achieve and sustain productivity improvements (including our Global Productivity Improvement Plan), cost efficiencies (including at our manufacturing and distribution operations), and cost savings;

•the seasonal nature of sales of certain of our products;

•the effects of climate change and unusual weather activity as well as further natural disasters and pandemics;

•the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•our discretion to conduct, suspend or discontinue our share repurchase program (including our discretion to conduct purchases, if any, in a variety of manners including open-market purchases or privately negotiated transactions)

•public perception regarding the safety of products that we manufacture and sell, including the potential for environmental liabilities, product liability claims, litigation and other claims related to products manufactured by us and third parties;

•the impact of existing, pending or threatened litigation, government regulation or other requirements or operating standards applicable to our business;

•the impact of cybersecurity breaches or our actual or perceived failure to protect company and personal data;

•changes in accounting policies applicable to our business;

•our ability to utilize net operating loss carry-forwards to offset tax liabilities from future taxable income;

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

•the unanticipated loss of key members of senior management and the transition of new members of our management teams to their new roles; and

•the effects of political or economic conditions, terrorist attacks, acts of war, natural disasters, public health concerns or other unrest in international markets;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Financial Position

As of March 29, 2020, and September 30, 2019

(unaudited)

(in millions)	March 29, 2020	September 30, 2019
Assets
Cash and cash equivalents	$457.8	$627.1
Trade receivables, net	465.9	356.7
Other receivables	99.5	74.2
Inventories	607.9	548.4
Prepaid expenses and other current assets	60.1	53.5
Total current assets	1,691.2	1,659.9
Property, plant and equipment, net	396.2	452.9
Operating lease assets	93.6	—
Investments	134.0	230.8
Deferred charges and other	102.8	51.7
Goodwill	1,324.1	1,328.1
Intangible assets, net	1,453.3	1,507.1
Total assets	$5,195.2	$5,230.5
Liabilities and Shareholders' Equity
Current portion of long-term debt	$13.3	$136.9
Accounts payable	387.4	456.8
Accrued wages and salaries	47.7	72.1
Accrued interest	36.7	29.3
Indemnification payable to Energizer	31.7	230.8
Other current liabilities	190.1	216.0
Total current liabilities	706.9	1,141.9
Long-term debt, net of current portion	2,999.1	2,214.4
Long-term operating lease liabilities	79.7	—
Deferred income taxes	77.2	55.9
Other long-term liabilities	110.1	112.0
Total liabilities	3,973.0	3,524.2
Commitments and contingencies (Note 19)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	2,034.3	2,031.1
Accumulated earnings	68.2	201.2
Accumulated other comprehensive loss, net of tax	(282.0)	(273.6)
Treasury stock	(606.9)	(260.9)
Total shareholders' equity	1,214.1	1,698.3
Non-controlling interest	8.1	8.0
Total equity	1,222.2	1,706.3
Total liabilities and equity	$5,195.2	$5,230.5

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Income

For the three and six month periods ended March 29, 2020 and March 31, 2019

(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions, except per share)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Net Sales	$937.8	$906.7	$1,809.3	$1,787.0
Cost of goods sold	606.0	601.0	1,198.5	1,174.7
Restructuring and related charges	2.9	0.2	12.8	1.0
Gross profit	328.9	305.5	598.0	611.3
Selling	150.0	151.4	296.1	306.9
General and administrative	81.9	83.6	162.2	183.0
Research and development	10.1	11.2	19.9	22.3
Restructuring and related charges	19.0	12.4	36.6	20.5
Transaction related charges	7.2	5.3	11.3	11.6
(Gain) loss on assets held for sale	(7.0)	—	25.7	—
Write-off from impairment of intangible assets	—	—	24.2	—
Total operating expenses	261.2	263.9	576.0	544.3
Operating income	67.7	41.6	22.0	67.0
Interest expense	35.5	94.2	70.4	151.2
Other non-operating expense, net	110.4	24.1	66.8	24.8
Loss from continuing operations before income taxes	(78.2)	(76.7)	(115.2)	(109.0)
Income tax benefit	(19.0)	(22.7)	(18.3)	(26.0)
Net loss from continuing operations	(59.2)	(54.0)	(96.9)	(83.0)
Income from discontinued operations, net of tax	1.4	783.6	4.3	700.4
Net (loss) income	(57.8)	729.6	(92.6)	617.4
Net (loss) income attributable to non-controlling interest	(0.8)	1.0	0.1	1.2
Net (loss) income attributable to controlling interest	$(57.0)	$728.6	$(92.7)	$616.2
Amounts attributable to controlling interest
Net loss from continuing operations attributable to controlling interest	$(58.4)	$(55.0)	$(97.0)	$(84.2)
Net income from discontinued operations attributable to controlling interest	1.4	783.6	4.3	700.4
Net (loss) income attributable to controlling interest	$(57.0)	$728.6	$(92.7)	$616.2
Earnings Per Share
Basic earnings per share from continuing operations	$(1.29)	$(1.06)	$(2.09)	$(1.60)
Basic earnings per share from discontinued operations	0.03	15.13	0.09	13.32
Basic earnings per share	$(1.26)	$14.07	$(2.00)	$11.72
Diluted earnings per share from continuing operations	$(1.29)	$(1.06)	$(2.09)	$(1.60)
Diluted earnings per share from discontinued operations	0.03	15.13	0.09	13.32
Diluted earnings per share	$(1.26)	$14.07	$(2.00)	$11.72
Dividend per share	$0.42	$0.42	$0.84	$0.84
Weighted Average Shares Outstanding
Basic	45.1	51.8	46.4	52.6
Diluted	45.1	51.8	46.4	52.6

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC

Condensed Consolidated Statements of Comprehensive Income

For the three and six month periods ended March 29, 2020 and March 31, 2019

(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Net (loss) income	$(57.8)	$729.6	$(92.6)	$617.4
Other comprehensive (loss) income
Foreign currency translation (loss) gain	(47.4)	9.1	(20.8)	(0.5)
Deferred tax effect	0.3	(2.6)	0.2	(4.9)
Deferred tax valuation allowance	—	—	—	0.1
Net unrealized (loss) gain on foreign currency translation	(47.1)	6.5	(20.6)	(5.3)
Unrealized gain (loss) on derivative instruments
Unrealized gain on hedging activity before reclassification	7.8	0.3	1.6	5.7
Net reclassification for gain to income from continuing operations	(1.7)	(2.9)	(4.3)	(5.7)
Net reclassification for loss to income from discontinued operations	—	0.6	—	0.5
Unrealized gain (loss) on hedging instruments after reclassification	6.1	(2.0)	(2.7)	0.5
Deferred tax effect	(1.6)	(1.9)	1.1	(5.0)
Net unrealized gain (loss) on hedging derivative instruments	4.5	(3.9)	(1.6)	(4.5)
Defined benefit pension gain
Defined benefit pension gain (loss) before reclassification	0.9	(0.3)	3.7	0.8
Net reclassification for loss to income from continuing operations	1.0	0.5	2.1	1.0
Net reclassification for loss to income from discontinued operations	—	—	—	0.2
Defined benefit pension gain after reclassification	1.9	0.2	5.8	2.0
Deferred tax effect	(0.4)	(0.2)	(0.4)	(0.5)
Net defined benefit pension gain	1.5	—	5.4	1.5
Deconsolidation of discontinued operations and assets held for sale	8.1	21.9	8.1	21.9
Net change to derive comprehensive (loss) income for the periods	(33.0)	24.5	(8.7)	13.6
Comprehensive (loss) income	(90.8)	754.1	(101.3)	631.0
Comprehensive loss attributable to non-controlling interest	(0.1)	—	—	—
Comprehensive (loss) income attributable to controlling interest	$(90.7)	$754.1	$(101.3)	$631.0

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC

Condensed Consolidated Statements of Shareholder’s Equity

For the six month periods ended March 29, 2020 and March 31, 2019

(unaudited)

					Accumulated
			Additional		Other		Total	Non-
Six Month Period Ended March 29, 2020	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders'	controlling	Total
(in millions)	Shares	Amount	Capital	Earnings	Loss	Stock	Equity	Interest	Equity
Balances at September 30, 2019	48.8	$0.5	$2,031.1	$201.2	$(273.6)	$(260.9)	$1,698.3	$8.0	$1,706.3
Net (loss) income from continuing operations	—	—	—	(38.6)	—	—	(38.6)	0.9	(37.7)
Income from discontinued operations, net of tax	—	—	—	2.8	—	—	2.8	—	2.8
Other comprehensive income, net of tax	—	—	—	—	24.2	—	24.2	0.1	24.3
Treasury stock repurchases	(1.5)	—	—	—	—	(90.6)	(90.6)	—	(90.6)
Accelerated share repurchase pending final settlement	(1.7)	—	(18.7)	—	—	(106.3)	(125.0)	—	(125.0)
Restricted stock issued and related tax withholdings	0.5	—	(13.3)	—	—	18.2	4.9	—	4.9
Share based compensation	—	—	8.5	—	—	—	8.5	—	8.5
Dividends declared	—	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Cumulative adjustment for adoption of new accounting standards (Note 1)	—	—	—	(0.3)	0.3	—	—	—	—
Balances as of December 29, 2019	46.1	0.5	2,007.6	144.9	(249.1)	(439.6)	1,464.3	9.0	1,473.3
Net loss from continuing operations	—	—	—	(58.4)	—	—	(58.4)	(0.8)	(59.2)
Income from discontinued operations, net of tax	—	—	—	1.4	—	—	1.4	—	1.4
Sale and deconsolidation of assets held for sale	—	—	—	—	8.1	—	8.1	—	8.1
Other comprehensive loss, net of tax	—	—	—	—	(41.0)	—	(41.0)	(0.1)	(41.1)
Treasury stock repurchases	(2.7)	—	—	—	—	(149.2)	(149.2)	—	(149.2)
Accelerated share repurchase final settlement	(0.3)	—	18.5	—	—	(18.5)	—	—	—
Restricted stock issued and related tax withholdings	—	—	(0.7)	—	—	0.4	(0.3)	—	(0.3)
Share based compensation	—	—	8.9	—	—	—	8.9	—	8.9
Dividends declared	—	—	—	(19.7)	—	—	(19.7)	—	(19.7)
Balances as of March 29, 2020	43.1	$0.5	$2,034.3	$68.2	$(282.0)	$(606.9)	$1,214.1	$8.1	$1,222.2

					Accumulated
			Additional		Other		Total	Non-
Six Month Period Ended March 31, 2019	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders'	controlling	Total
(in millions)	Shares	Amount	Capital	Deficit/Earnings	Loss	Stock	Equity	Interest	Equity
Balances as of September 30, 2018	53.4	$0.5	$1,996.7	$(180.1)	$(235.8)	$—	$1,581.3	$8.3	$1,589.6
Net (loss) income from continuing operations	—	—	—	(29.2)	—	—	(29.2)	0.2	(29.0)
Loss from discontinued operations, net of tax	—	—	—	(83.2)	—	—	(83.2)	—	(83.2)
Other comprehensive loss, net of tax	—	—	—	—	(11.0)	—	(11.0)	—	(11.0)
Treasury stock repurchases	(0.3)	—	—	—	—	(18.5)	(18.5)	—	(18.5)
Restricted stock issued and related tax withholdings	0.3	—	7.5	(0.2)	—	3.9	11.2	—	11.2
Share based compensation	—	—	3.2	—	—	—	3.2	—	3.2
Dividends declared	—	—	—	(22.5)	—	—	(22.5)	—	(22.5)
Cumulative adjustment for adoption of new accounting standards	—	—	—	(3.2)	—	—	(3.2)	—	(3.2)
Balances as of December 30, 2018	53.4	0.5	2,007.4	(318.4)	(246.8)	(14.6)	1,428.1	8.5	1,436.6
Net (loss) income from continuing operations	—	—	—	(55.0)	—	—	(55.0)	1.0	(54.0)
Income from discontinued operations, net of tax	—	—	—	783.6	—	—	783.6	—	783.6
Sale and deconsolidation of discontinued operations	—	—	—	—	21.9	—	21.9	—	21.9
Other comprehensive income, net of tax	—	—	—	—	2.6	—	2.6	—	2.6
Treasury stock repurchases	(4.6)	—	—	—	—	(250.0)	(250.0)	—	(250.0)
Restricted stock issued and related tax withholdings	—	—	(0.2)	—	—	0.4	0.2	—	0.2
Share based compensation	—	—	10.3	—	—	—	10.3	—	10.3
Dividends declared	—	—	—	(22.6)	—	—	(22.6)	—	(22.6)
Balances as of March 31, 2019	48.8	$0.5	$2,017.5	$387.6	$(222.3)	$(264.2)	$1,919.1	$9.5	$1,928.6

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the six month periods ended March 29, 2020 and March 31, 2019

(unaudited)

	Six Month Period Ended
(in millions)	March 29, 2020	March 31, 2019
Cash flows from operating activities
Net (loss) income	$(92.6)	$617.4
Income from discontinued operations, net of tax	4.3	700.4
Net loss from continuing operations	(96.9)	(83.0)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	78.0	102.6
Share based compensation	26.0	21.8
Unrealized loss on equity investments held	53.3	5.0
Realized loss on equity investments sold	15.0	—
Loss on assets held for sale	25.7	—
Write-off from impairment of intangible assets	24.2	—
Amortization of debt issuance costs and debt discount	3.2	6.6
Write-off of unamortized discount and debt issuance costs	1.1	36.6
Deferred tax expense (benefit)	22.0	(61.8)
Net changes in operating assets and liabilities	(336.2)	(307.5)
Net cash used by operating activities from continuing operations	(184.6)	(279.7)
Net cash used by operating activities from discontinued operations	—	(254.0)
Net cash used by operating activities	(184.6)	(533.7)
Cash flows from investing activities
Purchases of property, plant and equipment	(31.7)	(27.1)
Proceeds from disposal of property, plant and equipment	0.6	0.1
Proceeds from sale of discontinued operations, net of cash	—	2,854.4
Business acquisitions, net of cash acquired	(17.0)	—
Proceeds from sale of equity investment	28.6	—
Other investing activity	2.5	—
Net cash (used) provided by investing activities from continuing operations	(17.0)	2,827.4
Net cash used by investing activities from discontinued operations	—	(5.3)
Net cash (used) provided by investing activities	(17.0)	2,822.1
Cash flows from financing activities
Payment of debt, including premium on extinguishment	(130.0)	(2,479.9)
Proceeds from issuance of debt	780.0	136.3
Payment of debt issuance costs	(0.8)	(0.1)
Payment of contingent consideration	(197.0)	—
Treasury stock purchases	(239.8)	(268.5)
Accelerated share repurchase	(125.0)	—
Dividends paid to shareholders	(39.1)	(44.6)
Share based award tax withholding payments, net of proceeds upon vesting	(12.6)	(2.5)
Net cash provided (used) by financing activities from continuing operations	35.7	(2,659.3)
Net cash used by financing activities from discontinued operations	—	(2.3)
Net cash provided (used) provided by financing activities	35.7	(2,661.6)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(3.1)
Net change in cash, cash equivalents and restricted cash in continuing operations	(166.4)	(376.3)
Cash, cash equivalents, and restricted cash, beginning of period	627.1	561.4
Cash, cash equivalents, and restricted cash, end of period	$460.7	$185.1
Supplemental disclosure of cash flow information
Cash paid for interest	$57.5	$140.9
Cash paid for taxes	$30.8	$36.3
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$3.0	$1.6
Non cash financing activities
Issuance of shares through stock compensation plan	$39.1	$23.3

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Financial Position

As of March 29, 2020 and September 30, 2019

(unaudited)

(in millions)	March 29, 2020	September 30, 2019
Assets
Cash and cash equivalents	$453.5	$621.9
Trade receivables, net	465.9	356.7
Other receivables	177.6	140.1
Inventories	607.9	548.4
Prepaid expenses and other current assets	60.1	53.5
Total current assets	1,765.0	1,720.6
Property, plant and equipment, net	396.2	452.9
Operating lease assets	93.6	—
Investments	134.0	230.8
Deferred charges and other	58.0	51.7
Goodwill	1,324.1	1,328.1
Intangible assets, net	1,453.3	1,507.1
Total assets	$5,224.2	$5,291.2
Liabilities and Shareholder's Equity
Current portion of long-term debt	$13.3	$136.9
Accounts payable	394.6	463.8
Accrued wages and salaries	47.7	72.0
Accrued interest	36.7	29.3
Indemnification payable to Energizer	31.7	230.8
Income tax payable	7.6	240.5
Other current liabilities	178.2	182.7
Total current liabilities	709.8	1,356.0
Long-term debt, net of current portion	2,923.1	2,139.1
Long-term operating lease liabilities	79.7	—
Deferred income taxes	271.1	272.2
Other long-term liabilities	109.8	111.8
Total liabilities	4,093.5	3,879.1
Commitments and contingencies (Note 19)
Shareholder's equity
Other capital	2,134.7	2,113.3
Accumulated deficit	(731.8)	(437.3)
Accumulated other comprehensive loss, net of tax	(281.9)	(273.5)
Total shareholder's equity	1,121.0	1,402.5
Non-controlling interest	9.7	9.6
Total equity	1,130.7	1,412.1
Total liabilities and equity	$5,224.2	$5,291.2

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Income

For the three and six month periods ended March 29, 2020 and March 31, 2019

(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Net Sales	$937.8	$906.7	$1,809.3	$1,787.0
Cost of goods sold	606.0	601.0	1,198.5	1,174.7
Restructuring and related charges	2.9	0.2	12.8	1.0
Gross profit	328.9	305.5	598.0	611.3
Selling	150.0	151.4	296.1	306.9
General and administrative	78.0	82.4	157.5	180.6
Research and development	10.1	11.2	19.9	22.3
Restructuring and related charges	19.0	12.4	36.6	20.5
Transaction related charges	7.2	5.3	11.3	11.6
(Gain) loss on assets held for sale	(7.0)	—	25.7	—
Write-off from impairment of intangible assets	—	—	24.2	—
Total operating expenses	257.3	262.7	571.3	541.9
Operating income	71.6	42.8	26.7	69.4
Interest expense	35.3	48.3	70.0	91.5
Other non-operating expense, net	110.4	24.2	66.8	25.0
Loss from continuing operations before income taxes	(74.1)	(29.7)	(110.1)	(47.1)
Income tax benefit	(17.5)	(17.3)	(16.6)	(15.8)
Net loss from continuing operations	(56.6)	(12.4)	(93.5)	(31.3)
Income from discontinued operations, net of tax	1.4	783.6	4.3	700.4
Net (loss) income	(55.2)	771.2	(89.2)	669.1
Net (loss) income attributable to non-controlling interest	(0.8)	1.0	0.1	1.2
Net (loss) income attributable to controlling interest	$(54.4)	$770.2	$(89.3)	$667.9
Amounts attributable to controlling interest
Net loss from continuing operations attributable to controlling interest	$(55.8)	$(13.4)	$(93.6)	$(32.5)
Net income from discontinued operations attributable to controlling interest	1.4	783.6	4.3	700.4
Net (loss) income attributable to controlling interest	$(54.4)	$770.2	$(89.3)	$667.9

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Comprehensive Income

For the three and six month periods ended March 29, 2020 and March 31, 2019

(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Net (loss) income	$(55.2)	$771.2	$(89.2)	$669.1
Other comprehensive (loss) income
Foreign currency translation (loss) gain	(47.4)	9.1	(20.8)	(0.5)
Deferred tax effect	0.3	(2.6)	0.2	(4.9)
Deferred tax valuation allowance	—	—	—	0.1
Net unrealized (loss) gain on foreign currency translation	(47.1)	6.5	(20.6)	(5.3)
Unrealized gain (loss) on derivative instruments
Unrealized gain on hedging activity before reclassification	7.8	0.3	1.6	5.7
Net reclassification for gain to income from continuing operations	(1.7)	(2.9)	(4.3)	(5.7)
Net reclassification for loss to income from discontinued operations	—	0.6	—	0.5
Unrealized gain (loss) on hedging instruments after reclassification	6.1	(2.0)	(2.7)	0.5
Deferred tax effect	(1.6)	(1.9)	1.1	(5.0)
Net unrealized gain (loss) on hedging derivative instruments	4.5	(3.9)	(1.6)	(4.5)
Defined benefit pension gain
Defined benefit pension gain (loss) before reclassification	0.9	(0.3)	3.7	0.8
Net reclassification for loss to income from continuing operations	1.0	0.5	2.1	1.0
Net reclassification for loss to income from discontinued operations	—	—	—	0.2
Defined benefit pension gain after reclassification	1.9	0.2	5.8	2.0
Deferred tax effect	(0.4)	(0.2)	(0.4)	(0.5)
Net defined benefit pension gain	1.5	—	5.4	1.5
Deconsolidation of discontinued operations and assets held for sale	8.1	21.9	8.1	21.9
Net change to derive comprehensive (loss) income for the period	(33.0)	24.5	(8.7)	13.6
Comprehensive (loss) income	(88.2)	795.7	(97.9)	682.7
Comprehensive loss attributable to non-controlling interest	(0.1)	—	—	—
Comprehensive (loss) income attributable to controlling interest	$(88.1)	$795.7	$(97.9)	$682.7

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Shareholder’s Equity

For the six month periods ended March 29, 2020 and March 31, 2019

(unaudited)

			Accumulated
			Other	Total	Non-
Six Month Period Ended March 29, 2020	Other	Accumulated	Comprehensive	Shareholder's	controlling
(in millions)	Capital	Deficit	Loss	Equity	Interest	Total Equity
Balances at September 30, 2019	$2,113.3	$(437.3)	$(273.5)	$1,402.5	$9.6	$1,412.1
Net (loss) income from continuing operations	—	(37.7)	—	(37.7)	0.9	(36.8)
Income from discontinued operations, net of tax	—	2.8	—	2.8	—	2.8
Other comprehensive income, net of tax	—	—	24.2	24.2	0.1	24.3
Restricted stock issued and related tax withholdings	4.9	—	—	4.9	—	4.9
Share based compensation	8.5	—	—	8.5	—	8.5
Dividends paid to parent	—	(36.7)	—	(36.7)	—	(36.7)
Cumulative adjustment for adoption of new accounting standards (Note 1)	—	(0.3)	0.3	—	—	—
Balances at December 29, 2019	2,126.7	(509.2)	(249.0)	1,368.5	10.6	1,379.1
Net loss from continuing operations	—	(55.8)	—	(55.8)	(0.8)	(56.6)
Income from discontinued operations, net of tax	—	1.4	—	1.4	—	1.4
Sale and deconsolidation of assets held for sale	—	—	8.1	8.1	—	8.1
Other comprehensive loss, net of tax	—	—	(41.0)	(41.0)	(0.1)	(41.1)
Restricted stock issued and related tax withholdings	(0.3)	—	—	(0.3)	—	(0.3)
Share based compensation	8.3	—	—	8.3	—	8.3
Dividends paid to parent	—	(168.2)	—	(168.2)	—	(168.2)
Balances as of March 29, 2020	$2,134.7	$(731.8)	$(281.9)	$1,121.0	$9.7	$1,130.7

			Accumulated
			Other	Total	Non-
Six Month Period Ended March 31, 2019	Other	Accumulated	Comprehensive	Shareholder's	controlling
(in millions)	Capital	Deficit	Loss	Equity	Interest	Total Equity
Balances as of September 30, 2018	$2,073.0	$(235.5)	$(235.7)	$1,601.8	$9.9	$1,611.7
Net (loss) income from continuing operations	—	(19.1)	—	(19.1)	0.2	(18.9)
Loss from discontinued operations, net of tax	—	(83.2)	—	(83.2)	—	(83.2)
Other comprehensive loss, net of tax	—	—	(11.1)	(11.1)	—	(11.1)
Restricted stock issued and related tax withholdings	11.3	—	—	11.3	—	11.3
Share based compensation	2.8	—	—	2.8	—	2.8
Dividends paid to parent	—	(30.4)	—	(30.4)	—	(30.4)
Cumulative adjustment for adoption of new accounting standards	—	(3.2)	—	(3.2)	—	(3.2)
Balances as of December 30, 2018	2,087.1	(371.4)	(246.8)	1,468.9	10.1	1,479.0
Net (loss) income from continuing operations	—	(13.4)	—	(13.4)	1.0	(12.4)
Income from discontinued operations, net of tax	—	783.6	—	783.6	—	783.6
Sale and deconsolidation of discontinued operations	—	—	21.9	21.9	—	21.9
Other comprehensive income, net of tax	—	—	2.6	2.6	—	2.6
Restricted stock issued and related tax withholdings	0.2	—	—	0.2	—	0.2
Share based compensation	9.9	—	—	9.9	—	9.9
Dividends paid to parent	—	(646.0)	—	(646.0)	—	(646.0)
Balances as of March 31, 2019	$2,097.2	$(247.2)	$(222.3)	$1,627.7	$11.1	$1,638.8

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Cash Flows

For the six month periods ended March 29, 2020 and March 31, 2019

(unaudited)

	Six Month Period Ended
(in millions)	March 29, 2020	March 31, 2019
Cash flows from operating activities
Net (loss) income	$(89.2)	$669.1
Income from discontinued operations, net of tax	4.3	700.4
Net loss from continuing operations	(93.5)	(31.3)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	78.0	102.6
Share based compensation	25.4	21.1
Unrealized loss on equity investments held	53.3	5.0
Realized loss on equity investments sold	15.0
Loss on assets held for sale	25.7	—
Write-off from impairment of intangible assets	24.2	—
Amortization of debt issuance costs and debt discount	2.7	3.7
Write-off of unamortized discount and debt issuance costs	1.1	12.7
Deferred tax expense (benefit)	20.3	(51.6)
Net changes in operating assets and liabilities	(547.5)	(329.5)
Net cash used by operating activities from continuing operations	(395.3)	(267.3)
Net cash used by operating activities from discontinued operations	—	(254.0)
Net cash used by operating activities	(395.3)	(521.3)
Cash flows from investing activities
Purchases of property, plant and equipment	(31.7)	(27.1)
Proceeds from sales of property, plant and equipment	0.6	0.1
Proceeds from sale of discontinued operations, net of cash	—	2,854.4
Business acquisitions, net of cash acquired	(17.0)	—
Proceeds from sale of equity investment	28.6	—
Other investing activities	2.5	—
Net cash (used) provided by investing activities from continuing operations	(17.0)	2,827.4
Net cash used by investing activities from discontinued operations	—	(5.3)
Net cash (used) provided by investing activities	(17.0)	2,822.1
Cash flows from financing activities
Payment of debt, including premium on extinguishment	(130.0)	(2,092.6)
Proceeds from issuance of debt	780.0	136.3
Payment of debt issuance costs	(0.8)	(0.1)
Payment of contingent consideration	(197.0)	—
Payment of cash dividends to parent	(204.9)	(676.4)
Net cash provided (used) by financing activities from continuing operations	247.3	(2,632.8)
Net cash used by financing activities from discontinued operations	—	(2.3)
Net cash provided (used) by financing activities	247.3	(2,635.1)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(3.1)
Net change in cash, cash equivalents and restricted cash	(165.5)	(337.4)
Cash, cash equivalents, and restricted cash, beginning of period	621.9	514.3
Cash, cash equivalents, and restricted cash, end of period	$456.4	$176.9
Supplemental disclosure of cash flow information
Cash paid for interest	$57.5	$109.8
Cash paid for taxes	$30.8	$36.3
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$3.0	$1.6

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

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Fiscal Period-End

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and its majority owned subsidiaries in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

SBH’s and SB/RH’s fiscal year ends September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three and six month periods, included within this Quarterly Report for the Company, are March 29, 2020 and March 31, 2019.

Newly Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which superseded the lease requirements in ASC 840, Leases. This ASU requires lessees to recognize lease assets and liabilities on the balance sheet, as well as to disclose key information about leasing arrangements. Although the new ASU requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which provided entities with an alternative modified transition method, for which, comparative periods, including the disclosures related to those periods, are not restated. The Company adopted ASU No. 2016-02 and ASU 2018-11 as of October 1, 2019, using a modified retrospective approach, which allowed for the recognition of a cumulative effect of applying the new standard as an adjustment to the opening balance sheet of retained earnings, while continuing to present all prior periods under previous lease accounting guidance. The Company’s adoption of the new standard resulted in the recognition of additional right-of-use (“ROU”) lease assets of $107.5 million and additional lease liabilities of $113.0 million, with no material cumulative effect adjustment to equity as of the date of adoption. The difference between ROU assets and lease liabilities was driven primarily by prepaid lease payments, deferred and accrued lease incentives, and restructuring related accruals that were reclassified to the ROU asset balance as of October 1, 2019. The income tax accounting impact of ASC 842 adoption resulted in recording of deferred tax assets and tax liabilities of $29.7 million as of October 1, 2019. The adoption of the new standard did not have a material impact on the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows.

As allowed under the new accounting standard, the Company elected to apply the package of practical expedients to carry forward the original lease determinations, lease classifications, and accounting of initial direct costs for all asset classes at the time of adoption. The Company elected to apply the practical expedient for all of its leases to account for the lease and non-lease components as a single, combined lease component. Therefore, all fixed payments associated with the lease, including non-lease components, are included in the ROU asset and the lease liability. Any variable payments related to the lease are recognized as lease expense when and as incurred. The Company also elected not to apply the recognition requirements to leases of twelve months or less. These leases are expensed on a straight-line basis and no operating lease liability is recorded.

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

As most of the Company’s leases do not provide the lease implicit rates, the Company uses its incremental borrowing rates as the discount rate, adjusted as applicable, based on the information available at the lease commencement dates to determine the present value of lease payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur to borrow, on a collateralized basis and in a similar economic environment, over the term of a lease. The Company may use the lease implicit rate, if readily determinable, as the discount rate to determine the present value of lease payments. As of October 1, 2019, the Company used an average discount rate of approximately 4.6%, based on an estimate of the Company’s incremental borrowing rate. See Note 11 – Leases for additional information.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”), which allows for an optional reclassification from AOCI to retained earnings for stranded tax effects as a result of the Tax Cuts and Jobs Act (the “Tax Reform Act”). Effective October 1, 2019, we adopted ASU No. 2018-02 and elected to reclassify the income tax effects of the Tax Reform Act from AOCI to Retained Earnings, which resulted in reclassification of $0.3 million from AOCI to Retained Earnings.

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

Transaction related charges

Transaction related charges consist of transaction costs from (1) qualifying acquisition transactions associated with the completion of the purchase of net assets or equity interest of a business such as a business combination, equity investment, joint venture or purchase of non-controlling interest; (2) subsequent integration related project costs directly associated with an acquired business including costs for integration of acquired operations into the Company’s shared service platforms, termination of redundant positions and locations, employee transition costs, integration related professional fees and other post business combination expenses; and (3) divestiture support and separation costs consisting of incremental costs incurred by the continuing operations after completion of the transaction to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction. Divestiture-related charges prior to completion of the transaction are recognized as a component of Income from Discontinued Operations, net of tax. Transaction costs include, but are not limited to, banking, advisory, legal, accounting, valuation, and other professional fees directly related to the respective transactions. See Note 2 - Divestitures and Note 3 – Acquisitions for further discussion. The following table summarizes transaction related charges incurred by the Company during the three and six month periods ended March 29, 2020 and March 31, 2019:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Coevorden operations divestiture	$1.5	$—	$1.7	$—
GBL divestiture	2.7	2.5	5.1	2.5
Omega Sea acquisition	1.3	—	1.3	—
Other	1.7	2.8	3.2	9.1
Total transaction-related charges	$7.2	$5.3	$11.3	$11.6

NOTE 2 – DIVESTITURES

The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the accompanying Condensed Consolidated Statement of Income for the three and six month periods ended March 29, 2020 and March 31, 2019:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Income from discontinued operations before income taxes - GBL	$1.4	$965.5	$3.8	$981.4
Loss from discontinued operations before income taxes - GAC	—	(6.2)	—	(115.5)
Income from discontinued operations before income taxes	1.4	959.3	3.8	865.9
Income tax expense (benefit) from discontinued operations	—	175.7	(0.5)	165.5
Income from discontinued operations, net of tax	1.4	783.6	4.3	700.4
Income from discontinued operations attributable to controlling interest, net of tax	$1.4	$783.6	$4.3	$700.4

GBL

On January 2, 2019, the Company completed the sale of its GBL business pursuant to the GBL acquisition agreement with Energizer Holdings, Inc. (“Energizer”) for cash proceeds of $1,956.2 million, resulting in a pre-tax gain on sale of $989.8 million during the year ended September 30, 2019, including the settlement of customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications under the acquisition agreement and an estimated contingent purchase price adjustment for the settlement of the planned divestiture of the Varta® consumer batteries business by Energizer. The results of operations and gain on sale for disposal of the GBL business were recognized as a component of discontinued operations during the year ended September 30, 2019.

The GBL acquisition agreement provided for a purchase price adjustment that was contingent upon the completion of the divestiture of the Varta® consumer battery, chargers, portable power and portable lighting business in the EMEA region by Energizer, including manufacturing and distribution facilities in Germany. The purchase price adjustment included a downward adjustment equal to 75% of the difference between the divestiture sale price and the target sale price of $600 million, not to exceed $200 million, or a potential upward adjustment equal to 25% of the excess purchase price. Effective January 2, 2020, Energizer closed its divestiture of the Varta® consumer batteries business to Varta Aktiengesellschaft (“Varta AG”) with an aggregate purchase price of €180 million and, in accordance with the terms and conditions of the GBL acquisition agreement, the Company was obligated to contribute up to $200.0 million to Energizer in connection with the sale. The Company settled the outstanding balance with Energizer for $197.0 million during the three month period ended March 29, 2020.

The Company and Energizer have agreed to indemnify each other for losses arising from certain breaches of the GBL acquisition agreement and for certain other matters. The Company has agreed to indemnify Energizer for certain liabilities relating to the assets retained by the Company, and Energizer has agreed to indemnify the Company for certain liabilities assumed by Energizer, in each case as described in the acquisition agreement. As of March 29, 2020, the Company recognized $47.6 million related to indemnifications in accordance with the acquisition agreement, including $31.7 million within Indemnification Payable to Energizer on the Company’s Consolidated Condensed Statement of Financial Position primarily attributable to current income tax indemnifications and $15.9 million within Other Long-Term Liabilities on the Company’s Consolidated Condensed Statement of Financial Position primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits.

The Company and Energizer entered into related agreements that became effective upon the consummation of the acquisition including a customary transition services agreement (“TSA”) and reverse TSA. The TSA and reverse TSA are recognized as a component of continuing operations for periods following the completion of the GBL sale. See Note 18 – Related Party Transactions for additional discussion.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 2 – DIVESTITURES (continued)

The following table summarizes the components of Income from Discontinued Operations, Net of Tax associated with the GBL divestiture in the accompanying Condensed Consolidated Statements of Operations for the three and six month period ended March 31, 2019:

	Three Month Period Ended	Six Month Period Ended
(in millions)	March 31, 2019	March 31, 2019
Net sales	$—	$249.0
Cost of goods sold	—	164.6
Gross profit	—	84.4
Operating expenses	2.3	57.0
Operating (loss) income	(2.3)	27.4
Interest expense	10.0	23.3
Other non-operating expense, net	—	0.5
Gain on sale	(996.3)	(996.3)
Reclassification of accumulated other comprehensive income	18.5	18.5
Income from discontinued operations before income taxes	$965.5	$981.4

During the three and six month periods ended March 29, 2020, the Company recognized incremental pre-tax gain on sale of $1.4 million and $3.8 million, respectively, for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreement.

Beginning in January 2018, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with GBL, therefore no depreciation and amortization was recognized during the three and six month periods ended March 31, 2019. Interest expense consists of interest from debt directly held by subsidiaries of the business held for sale, including interest from capital leases, and interest on Term Loans required to be paid down using proceeds received on disposal on sale of a business. The Company paid down the Term Loans after the completion of the GBL divestiture. No impairment loss was recognized as the proceeds from the disposal of the business were more than the carrying value.

During the three and six month periods ended March 31, 2019, the Company incurred transaction costs of $2.3 million and $12.9 million, respectively, associated with the divestiture, which were recognized as a component of income from discontinued operations. Transaction costs were expensed as incurred and included fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transaction. After the completion of the divestiture, the Company incurred incremental costs to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction which have been recognized as Transaction Related Charges as part of continuing operations on the Company’s Condensed Consolidated Statement of Income. See Note 1 – Basis of Presentation and Significant Accounting Policies for further detail.

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

The Company and Energizer have agreed to indemnify each other for losses arising from certain breaches of the GAC acquisition agreement and for certain other matters. The Company has agreed to indemnify Energizer for certain liabilities relating to the assets retained by the Company, and Energizer has agreed to indemnify the Company for certain liabilities assumed by Energizer, in each case as described in the acquisition agreement. As of March 29, 2020, the Company has recognized $1.4 million related to indemnifications in accordance with the acquisition agreement within Other Long-Term Liabilities on the Company’s Condensed Consolidated Statement of Financial Position primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits.

The Company and Energizer entered into related agreements ancillary to the GAC acquisition that became effective upon the consummation of the acquisition, including a TSA and reverse TSA, a supply agreement with the Company’s H&G business, as well as a shareholder agreement. The TSA and reverse TSA are recognized as a component of continuing operations for periods following the completion of the GAC sale. The supply agreement with the Company’s H&G business is recognized as a component of net sales and continuing operations. Sales from the Company’s H&G segment to GAC discontinued operations prior to the divestiture have been recognized as a component of net sales and continuing operations for all comparable periods. See Note 18 – Related Party Transactions for additional discussion.

The following table summarizes the components of income from discontinued operations before income taxes associated with the GAC divestiture in the accompanying Consolidated Statements of Operations for the three and six month periods ended March 31, 2019:

	Three Month Period Ended	Six Month Period Ended
(in millions)	March 31, 2019	March 31, 2019
Net sales	$22.1	$87.7
Cost of goods sold	13.2	52.5
Gross profit	8.9	35.2
Operating expenses	8.0	35.7
Operating income (loss)	0.9	(0.5)
Interest expense	0.2	0.7
Other non-operating expense, net	0.1	0.2
Write-down of assets of business held for sale to fair value less cost to sell	3.5	110.8
Reclassification of accumulated other comprehensive income	3.3	3.3
Loss from discontinued operations before income taxes	$(6.2)	$(115.5)

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

During the three and six month periods ended March 31, 2019, the Company incurred transaction costs of $3.0 million and $8.8 million, respectively, associated with the divestiture which have been recognized as a component of income from discontinued operations on the Consolidated Statements of Income. Transaction costs are expensed as incurred and include fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transactions. After the completion of the divestiture, the Company incurred incremental costs to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction which have been recognized as Transaction Related Charges as part of continuing operations on the Company’s Condensed Consolidated Statement of Income. See Note 1 – Basis of Presentation and Significant Accounting Policies for further detail.

Coevorden Operations

On March 29, 2020, the Company completed its sale of the dog and cat food (“DCF”) production facility and distribution center in Coevorden, Netherlands (“Coevorden Operations”) pursuant to an agreement with United Petfood Producers NV (“UPP”) for total cash proceeds of $30.1 million. As of March 29, 2019, the net assets of the Coevorden Operations were legally transferred to UPP, with the recognition of a receivable for the cash proceeds included within Other Non-Trade Receivables on the Company’s Condensed Consolidated Statement of Financial Position. Cash proceeds were subsequently received on March 30, 2019. The divestiture does not constitute a strategic shift for the Company and therefore is not considered discontinued operations. The divestiture of the Coevorden Operations is defined as a disposal of a business and a component of the GPC segment and reporting unit, resulting in the allocation of $10.6 million of GPC goodwill to the disposal group based upon a relative fair-value allocation. The Company realized a loss on assets held for sale of $25.7 million during the six month period ended March 29, 2020.

The Company and UPP entered into related agreements ancillary to the acquisition that became effective upon the consummation of the acquisition, including a TSA. The Company will continue to operate its commercial DCF business following the divestiture of the Coevorden Operations and entered into a manufacturing agreement with UPP to supply the continuing DCF business, subject to an incremental tolling charge. Additionally, the Company will lease and operate the distribution center on behalf of UPP for up to 18 months following the divestiture under a lease agreement.

NOTE 3 - ACQUISITIONS

On March 10, 2020, the Company entered into an asset purchase agreement with Omega Sea, LLC (“Omega”), a manufacturer and marketer of premium fish foods and consumable goods for the home and commercial aquarium markets, primarily consisting of the Omega brand, for a purchase price of approximately $17.0 million. The results of Omega’s operations since March 10, 2020 are included in the Company’s Consolidated Statements of Income and reported within the GPC reporting segment for the three and six month periods ended March 29, 2020.

The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of March 10, 2020, the acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, resulting in the recognition of $4.4 million for the indefinite lived intangible asset Omega trade name and the allocation of goodwill of $8.6 million, allocated to the GPC segment and deductible for tax purposes.

Pro forma results have not been presented as the Omega acquisition is not considered individually significant to the consolidated results of the Company.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 4 - RESTRUCTURING AND RELATED CHARGES

Global Productivity Improvement Plan – During the year ended September 30, 2019, the Company initiated a company-wide, multi-year program, which consists of various restructuring related initiatives to redirect resources and spending to drive growth, identify cost savings and pricing opportunities through standardization and optimization, develop organizational and operating optimization, and reduce overall operational complexity across the Company. Since the announcement of the project and completion of the Company’s divestitures of GBL and GAC during the year ended September 30, 2019, the project focus includes the transitioning of the Company’s continuing operations in a post-divestiture environment and separation with Energizer TSAs and reverse TSAs. Refer to Note 2 – Divestitures and Note 18 – Related Party Transactions for further discussion of continuing involvement with Energizer.  The initiative includes review of global processes and organization design and structures; headcount reductions and transfers; and rightsizing the Company’s shared operations and commercial business strategy in certain regions and local jurisdictions; among others. Total cumulative costs incurred associated with the project were $101.7 million as of March 29, 2020, with approximately $89.4 million forecasted in the foreseeable future. The project costs are anticipated to be incurred through the fiscal year ending September 30, 2022.

Other Restructuring Activities – The Company may enter into small, less significant initiatives and restructuring related activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial and occur over a shorter time period (generally less than 12 months).

The following summarizes restructuring and related charges for the three and six month periods ended March 29, 2020 and March 31, 2019:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Global productivity improvement plan	$21.2	$12.7	$47.9	$18.5
Other restructuring activities	0.7	(0.1)	1.5	3.0
Total restructuring and related charges	$21.9	$12.6	$49.4	$21.5
Reported as:
Cost of goods sold	$2.9	$0.2	$12.8	$1.0
Operating expense	19.0	12.4	36.6	20.5

The following is a summary of restructuring and related charges for the three and six month periods ended March 29, 2020 and March 31, 2019 and cumulative costs for current restructuring initiatives as of March 29, 2020, by cost type.

	Termination	Other
(in millions)	Benefits	Costs	Total
For the three month period ended March 29, 2020	$6.2	$15.7	$21.9
For the three month period ended March 31, 2019	2.1	10.5	12.6
For the six month period ended March 29, 2020	11.4	38.0	49.4
For the six month period ended March 31, 2019	3.6	17.9	21.5
Cumulative costs through March 29, 2020	18.6	83.1	101.7
Future costs to be incurred	3.8	85.6	89.4

The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type for the six month period ended March 29, 2020.

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2019	$6.6	$27.0	$33.6
Adoption of ASU 842 (Note 1)	—	(4.3)	(4.3)
Provisions	3.3	31.0	34.3
Cash expenditures	(3.5)	(35.2)	(38.7)
Non-cash items	—	(1.2)	(1.2)
Accrual balance at March 29, 2020	$6.4	$17.3	$23.7

The following summarizes restructuring and related charges by segment for the three and six month periods ended March 29, 2020 and March 31, 2019, cumulative costs incurred through March 29, 2020, and future expected costs to be incurred by Spectrum’s segments of continuing operations:

(in millions)	HHI	HPC	GPC	H&G	Corporate	Total
For the three month period ended March 29, 2020	$0.2	$1.7	$6.4	$0.2	$13.4	$21.9
For the three month period ended March 31, 2019	0.4	1.3	2.3	0.3	8.3	12.6
For the six month period ended March 29, 2020	0.7	2.8	16.7	0.4	28.8	49.4
For the six month period ended March 31, 2019	3.2	1.5	4.9	1.0	10.9	21.5
Cumulative costs through March 29, 2020	1.1	10.9	16.5	2.1	71.1	101.7
Future costs to be incurred	1.8	7.1	3.3	4.6	72.6	89.4

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 5 – REVENUE RECOGNITION

The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three and six month periods ended March 29, 2020 and March 31, 2019, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	Three Month Period Ended March 29, 2020
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$313.6	$98.7	$166.3	$137.8	$716.4
EMEA	0.3	92.2	57.9	—	150.4
LATAM	9.9	28.3	3.3	0.9	42.4
APAC	5.0	12.6	6.2	—	23.8
Licensing	0.3	0.9	2.0	0.4	3.6
Other	—	—	1.2	—	1.2
Total Revenue	$329.1	$232.7	$236.9	$139.1	$937.8

	Three Month Period Ended March 31, 2019
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$313.1	$91.4	$140.9	$137.5	$682.9
EMEA	0.1	87.8	60.2	—	148.1
LATAM	11.7	28.5	3.3	0.9	44.4
APAC	5.8	11.8	7.6	—	25.2
Licensing	0.4	2.2	1.7	0.6	4.9
Other	—	—	1.2	—	1.2
Total Revenue	$331.1	$221.7	$214.9	$139.0	$906.7

	Six Month Period Ended March 29, 2020
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$595.1	$215.1	$304.8	$182.0	$1,297.0
EMEA	0.4	241.4	111.8	—	353.6
LATAM	20.4	64.2	6.6	2.2	93.4
APAC	10.3	30.1	13.3	—	53.7
Licensing	0.6	4.0	3.8	0.8	9.2
Other	—	—	2.4	—	2.4
Total Revenue	$626.8	$554.8	$442.7	$185.0	$1,809.3

	Six Month Period Ended March 31, 2019
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$602.3	$208.3	$279.2	$189.5	$1,279.3
EMEA	0.2	227.6	112.5	—	340.3
LATAM	22.0	66.7	6.4	2.2	97.3
APAC	11.0	30.2	15.7	—	56.9
Licensing	0.7	6.1	3.4	0.6	10.8
Other	—	—	2.4	—	2.4
Total Revenue	$636.2	$538.9	$419.6	$192.3	$1,787.0

In the normal course of business, the Company may allow customers to return product or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to receive. The allowance for product returns as of March 29, 2020, and September 30, 2019 was $20.9 million and $19.2 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 6 - RECEIVABLES AND CONCENTRATION OF CREDIT RISK

The allowance for uncollectible receivables as of March 29, 2020, and September 30, 2019 was $5.3 million and $4.9 million, respectively. The Company has a broad range of customers including many large retail outlet chains, three of which have historically exceeded 10% of consolidated Net Sales and/or Trade Receivables. These three customers represented 37.2% and 37.7% of Net Sales for the three month periods ended March 29, 2020 and March 31, 2019, respectively, and 34.1% and 33.9% of Net Sales for the six month periods ended March 29, 2020 and March 31, 2019, respectively. These three customers also represented 28.0% and 29.9% of Trade Receivables at March 29, 2020 and September 30, 2019, respectively.

NOTE 7 - INVENTORIES

Inventories consist of the following:

(in millions)	March 29, 2020	September 30, 2019
Raw materials	$80.4	$66.2
Work-in-process	56.7	46.4
Finished goods	470.8	435.8
	$607.9	$548.4

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

(in millions)	March 29, 2020	September 30, 2019
Land, buildings and improvements	$130.2	$161.4
Machinery, equipment and other	501.6	523.6
Finance leases	198.6	197.2
Construction in progress	27.0	31.7
Property, plant and equipment	$857.4	$913.9
Accumulated depreciation	(461.2)	(461.0)
Property, plant and equipment, net	$396.2	$452.9

Depreciation expense from property, plant and equipment for the three month periods ended March 29, 2020 and March 31, 2019 was $19.4 million and $19.3 million, respectively; and for the six month periods ended March 29, 2020 and March 31, 2019 was $44.0 million and $52.5 million, respectively. During the six month period ended March 31, 2019, the Company recognized incremental depreciation of $13.5 million attributable to depreciation on property plant and equipment of HPC assets that were previously held for sale.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:

(in millions)	HHI	GPC	H&G	Total
As of September 30, 2019	$702.1	$430.4	$195.6	$1,328.1
Foreign currency impact	(3.0)	1.0	—	(2.0)
Omega Sea acquisition (Note 3)	—	8.6	—	8.6
Allocated to Assets Held for Sale - Coevorden Operations (Note 2)	—	(10.6)	—	(10.6)
As of March 29, 2020	$699.1	$429.4	$195.6	$1,324.1

Following the recognition of the Coevorden Operations as held for sale and allocation of goodwill, the Company remeasured the fair value of its GPC reporting unit goodwill. The fair value of the remaining GPC reporting unit exceeded its carrying value by 17% and the Company did not recognize an impairment. The GPC reporting unit goodwill of $429.4 million as of March 29, 2020 is still deemed ‘at risk’ of impairment in the near term if operating performance does not continue to improve in line with management expectations, or a negative long-term outlook for the business, or another change in factors and assumptions such as discount rate. The duration and severity of the COVID-19 pandemic could result in additional future impairment charges for the GPC reporting unit goodwill, and potentially other reporting unit goodwill not considered ‘at risk’. While we have concluded that a triggering event did not occur during the three month period ended March 29, 2020, a prolonged pandemic could negatively impact the results of operations, net sales and earnings growth rates, changes in key assumptions and other global and regional macroeconomic factors.

The carrying value of indefinite-lived intangibles and definite-lived intangibles assets subject to amortization and accumulated amortization are as follows:

	March 29, 2020			September 30, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable Intangible Assets:
Customer relationships	$684.8	$(344.8)	$340.0	$694.9	$(329.7)	$365.2
Technology assets	175.7	(96.4)	79.3	179.4	(90.9)	88.5
Tradenames	160.8	(125.3)	35.5	160.4	(118.1)	42.3
Total Amortizable Intangible Assets	1,021.3	(566.5)	454.8	1,034.7	(538.7)	496.0
Indefinite-lived Intangible Assets - Tradenames	998.5	—	998.5	1,011.1	—	1,011.1
Total Intangible Assets	$2,019.8	$(566.5)	$1,453.3	$2,045.8	$(538.7)	$1,507.1

The Company assessed the indefinite-lived intangible assets and definite-lived intangible assets associated with the continuing commercial DCF business following recognition of the Coevorden Operations as held for sale. During the six month period ended March 29, 2020, the Company recognized an impairment of $16.6 million on indefinite-lived intangible assets of tradenames associated with the commercial DCF business due to the reduced value of the associated tradenames, leaving no excess fair value as of the measurement date and risk of future impairment. For the remaining tradenames associated with the DCF business, there were $3.3 million of indefinite lived intangible assets that could be deemed at risk of future impairment due to the limited excess fair value. For definite lived intangible assets, the Company recognized an impairment of $7.6 million due to the incremental cash flow risk associated with the commercial DCF business following the planned divestiture of the Coevorden Operations, which consisted of the remaining carrying cost of the definite lived intangibles assets associated with the commercial DCF business. There were no additional impairments identified during the three and six month periods ended March 29, 2020. While a triggering event did not occur during the three month period ended March 29, 2020, a prolonged COVID-19 pandemic could negatively impact net sales growth rate, change in key assumptions, and other global and regional macroeconomic factors that could result in additional future impairment charges for indefinite-lived intangible assets.

Amortization expense from the intangible assets for the three month periods ended March 29, 2020 and March 31, 2019 was $16.9 million and $17.4 million, respectively; and for the six month periods ended March 29, 2020 and March 31, 2019 was $34.0 million and $50.2 million, respectively. During the six month period ended March 31, 2019, there was an incremental amortization expense of $15.5 million attributable to amortization expense on intangible assets of HPC that were previously held for sale.

Excluding the impact of any future acquisitions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2020	$77.2
2021	60.6
2022	46.6
2023	44.0
2024	43.3

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 10 - DEBT

Debt consists of the following:

	SBH				SB/RH
	March 29, 2020		September 30, 2019		March 29, 2020		September 30, 2019
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Spectrum Brands Inc.
Revolver Facility, variable rate, expiring March 6, 2022	$780.0	3.3%	$—	—%	$780.0	3.3%	$—	—%
6.625% Notes, due November 15, 2022	—	—%	117.4	6.6%	—	—%	117.4	6.6%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	250.0	6.1%	250.0	6.1%
5.00% Notes, due October 1, 2029	300.0	5.0%	300.0	5.0%	300.0	5.0%	300.0	5.0%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%
4.00% Notes, due October 1, 2026	468.9	4.0%	465.0	4.0%	468.9	4.0%	465.0	4.0%
Other notes and obligations	3.3	10.4%	9.5	10.4%	3.3	10.4%	9.5	10.4%
Obligations under capital leases	163.0	5.6%	165.6	5.6%	163.0	5.6%	165.6	5.6%
Total Spectrum Brands, Inc. debt	2,965.2		2,307.5		2,965.2		2,307.5
Spectrum Brands Holdings, Inc.
Salus - unaffiliated long-term debt of consolidated VIE	77.0	—%	77.0	—%	—	—%	—	—%
Total SBH debt	3,042.2		2,384.5		2,965.2		2,307.5
Unamortized discount on debt	(0.1)		(0.2)		—		—
Debt issuance costs	(29.7)		(33.0)		(28.8)		(31.5)
Less current portion	(13.3)		(136.9)		(13.3)		(136.9)
Long-term debt, net of current portion	$2,999.1		$2,214.4		$2,923.1		$2,139.1

The Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.25% per annum, or base rate plus margin ranging from 0.75% to 1.25% per annum. As a result of borrowings and payments under the Revolver Facility, the Company had borrowing availability of $1.4 million at March 29, 2020, net of outstanding letters of credit of $18.6 million. Subsequent to March 29, 2020, the Company increased its overall capacity of the Revolver Facility by $90.0 million, resulting in a total capacity of $890 million. All amounts under the additional capacity will be subject to either LIBOR plus margin ranging between 2.00% to 2.50% per annum, or base rate plus margin ranging from 1.00% to 1.50%.

Effective November 15, 2019, the Company completed the tender and call of its 6.625% Senior Unsecured Notes with an outstanding principal of $117.4 million, recognizing a loss on extinguishment of the debt of $2.6 million including a non-cash charge of $1.1 million attributable to the write-off of deferred financing costs associated with the debt.

NOTE 11 – LEASES

The Company has leases primarily pertaining to manufacturing facilities, distribution centers, office space, warehouses, automobiles, machinery, computer and office equipment that expire at various times through February 28, 2047. We have identified embedded operating leases within certain logistic agreements for warehouses and IT services arrangements and recognized assets identified in the arrangements as part of operating ROU assets on the Company’s Condensed Consolidated Statement of Financial Position as of March 29, 2020. We elected to exclude certain supply chain contracts that contain embedded leases for manufacturing facilities or dedicated manufacturing lines from our ROU asset and liability calculation based on the insignificant impact to our financial statements.

The following is a summary of the Company’s leases recognized on the Company’s Condensed Consolidated Statement of Financial Position as of March 29, 2020:

(in millions)	Line Item	March 29, 2020
Assets
Operating	Operating lease assets	$93.6
Finance	Property, plant and equipment, net	139.0
Total leased assets		$232.6
Liabilities
Current
Operating	Other current liabilities	$19.6
Finance	Current portion of long-term debt	10.0
Long-term
Operating	Long-term operating lease liabilities	79.7
Finance	Long-term debt, net of current portion	153.0
Total lease liabilities		$262.3

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 11 – LEASES (continued)

As of March 29, 2020, we have operating leases with an obligation and corresponding ROU assets of $1.7 million that was not recognized and will commence in April, 2020.

The Company records its operating lease and amortization of finance lease ROU assets within Cost of Goods Sold or Operating Expenses in the Condensed Consolidated Statement of Income depending on the nature and use of the underlying asset. The Company records its finance interest cost within interest expense in the Condensed Consolidated Statement of Income. The components of lease costs recognized in the Condensed Consolidated Statement of Income for the three and six month periods ending March 29, 2020 are as follows:

	Three Month Period Ended	Six Month Period Ended
(in millions)	March 29, 2020	March 29, 2020
Operating lease cost	$6.1	$12.6
Finance lease cost
Amortization of leased assets	3.4	7.0
Interest on lease liability	2.2	4.5
Variable lease cost	3.3	5.8
Total lease cost	$15.0	$29.9

During the three month and six month periods ended March 29, 2020, the Company recognized income attributable to leases and sub-leases of $0.5 million and $1.0 million, respectively, including $0.3 million and $0.6 million, respectively, from the sublease of the Company’s Corporate Headquarters in Middleton, Wisconsin with a related party, Energizer. Income from leases and sub-leases is recognized as Other Non-Operating Income on the Condensed Consolidated Statement of Income.

The following is a summary of the Company’s cash paid for amounts included in the measurement of lease liabilities recognized in the Condensed Consolidated Statement of Cash Flow, including supplemental non-cash activity related to operating leases, for the three and six month periods ending March 29, 2020:

	Three Month Period Ended	Six Month Period Ended
(in millions)	March 29, 2020	March 29, 2020
Operating cash flow from operating leases	$5.4	$11.8
Operating cash flows from finance leases	2.3	4.6
Financing cash flows from finance leases	3.5	6.9
Supplemental non-cash flow disclosure
Acquisition of operating lease asset through lease obligations	1.8	4.3

The following is a summary of weighted-average lease term and discount rate at March 29, 2020:

Weighted average remaining lease term
Operating leases	6.4	years
Finance leases	15.7	years
Weighted average discount rate
Operating leases	4.57%
Finance leases	5.59%

At March 29, 2020, future lease payments under operating and finance leases were as follows:

(in millions)	Finance Leases	Operating Leases
2020 remaining balance	$8.8	$11.9
2021	20.8	23.2
2022	17.6	18.8
2023	16.5	16.9
2024	16.2	10.6
Thereafter	180.6	35.0
Total lease payments	260.5	116.4
Amount representing interest	(97.5)	(17.1)
Total minimum lease payments	$163.0	$99.3

As of September 30, 2019, minimum commitments under the Company’s leases, as required under prior lease guidance, were as follows:

(in millions)	Finance Leases	Operating Leases
2020	$17.5	$25.0
2021	19.7	23.2
2022	16.5	20.6
2023	15.5	17.8
2024	15.4	10.8
Thereafter	179.9	37.5
Total lease payments	264.5	134.9
Amount representing interest	(98.9)	—
Total minimum lease payments	$165.6	$134.9

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 12 - DERIVATIVES

Cash Flow Hedges

Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically brass used in its manufacturing processes. Brass consists of zinc and copper. The Company hedges a portion of the risk associated with the purchase of these materials using commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At March 29, 2020, the Company had a series of brass swap contracts outstanding through August 31, 2021. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $0.5 million, net of tax. The Company had the following commodity swap contracts outstanding as of March 29, 2020 and September 30, 2019.

	March 29, 2020		September 30, 2019
(in millions)	Notional	Contract Value	Notional	Contract Value
Brass swap contracts	0.9 Tons	$4.1	0.9 Tons	$4.4

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pound Sterling, Canadian Dollars, Australian Dollars, or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Income. At March 29, 2020, the Company had a series of foreign exchange derivative contracts outstanding through September 29, 2021. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $4.0 million, net of tax. At March 29, 2020 and September 30, 2019, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $201.4 million and $235.6 million, respectively.

Interest Rate Swaps. The Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fixed the interest on floating rate debt related to the 2022 Term Loan, exclusive of lender spreads, at 1.76% for a notional principal amount of $300.0 million through May 8, 2020. On January 4, 2019, the underlying debt and related hedge were settled. As a result, the Company recognized a gain of $3.6 million during the six months ended March 31, 2019, recognized as a component of discontinued operations as interest expense from the Term Loans per Note 2 – Divestitures. As of March 29, 2020, there are no outstanding interest rate swaps hedges.

The following table summarizes the impact of designated cash flow hedges and the pre-tax gain (loss) recognized in the Condensed Consolidated Statement of Income for the three and six month periods ended March 29, 2020 and March 31, 2019, respectively:

For the three month periods				Reclassified to
ended March 29, 2020	Gain (Loss)	Reclassified to Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations
Commodity swaps	$(0.9)	Cost of goods sold	$(0.1)	$—
Foreign exchange contracts	(0.1)	Net sales	—	—
Foreign exchange contracts	8.8	Cost of goods sold	1.8	—
Total	$7.8		$1.7	$—

For the three month periods				Reclassified to
ended March 31, 2019	Gain (Loss)	Reclassified to Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations
Commodity swaps	$0.5	Cost of goods sold	$(0.1)	$(1.9)
Foreign exchange contracts	(0.1)	Net sales	(0.1)	—
Foreign exchange contracts	(0.1)	Cost of goods sold	3.1	—
Total	$0.3		$2.9	$(1.9)

For the six month periods				Reclassified to
ended March 29, 2020	Gain (Loss)	Reclassified to Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations
Commodity swaps	$(0.7)	Cost of goods sold	$(0.1)	$—
Foreign exchange contracts	—	Net sales	(0.1)	—
Foreign exchange contracts	2.3	Cost of goods sold	4.5	—
Total	$1.6		$4.3	$—

For the six month periods				Reclassified to
ended March 31, 2019	Gain (Loss)	Reclassified to Continuing Operations		Discontinued
(in millions)	in OCI	Line Item	Gain (Loss)	Operations
Interest rate swaps	$(0.6)	Interest expense	$—	$2.2
Commodity swaps	(0.6)	Cost of goods sold	(0.2)	(4.4)
Foreign exchange contracts	(0.2)	Net sales	(0.1)	—
Foreign exchange contracts	7.2	Cost of goods sold	6.0	0.5
Total	$5.8		$5.7	$(1.7)

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 12 – DERIVATIVES (continued)

Derivative Contracts Not Designated as Hedges for Accounting Purposes

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars, Philippine Peso, or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At March 29, 2020, the Company had a series of forward exchange contracts outstanding through April 24, 2020. At March 29, 2020 and September 30, 2019, the Company had $531.8 million and $977.5 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.

The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three and six month periods ended March 29, 2020 and March 31, 2019, pre-tax:

		Three Month Periods Ended		Six Month Periods Ended
(in millions)	Line Item	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Foreign exchange contracts	Other non-operating expense (income)	$22.9	$17.4	$(2.2)	$13.1

Fair Value of Derivative Instruments

The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	March 29, 2020	September 30, 2019
Derivative Assets
Foreign exchange contracts - designated as hedge	Other receivables	$5.6	$7.8
Foreign exchange contracts - designated as hedge	Deferred charges and other	0.4	0.5
Foreign exchange contracts - not designated as hedge	Other receivables	7.7	1.2
Total Derivative Assets		$13.7	$9.5
Derivative Liabilities
Commodity swaps - designated as hedge	Accounts payable	$0.7	$0.2
Commodity swaps - designated as hedge	Other long term liabilities	0.1	—
Foreign exchange contracts - designated as hedge	Accounts payable	0.1	0.2
Foreign exchange contracts - not designated as hedge	Accounts payable	0.5	1.9
Total Derivative Liabilities		$1.4	$2.3

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant as of March 29, 2020.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of March 29, 2020, and September 30, 2019, there was no cash collateral outstanding and no posted standby letters of credit related to such liability positions.

Net Investment Hedge

Spectrum Brands, Inc. (“SBI”), has €425 million aggregate principle amount of 4.00% Notes designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Due to changes in the net investments in Euro denominated subsidiaries, €345.6 million of the original principal amount was designated as a net investment hedge as of March 29, 2020. As a result, any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge were recognized as a component of foreign currency translation within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Income (Expense). For the three and six month period ended March 31, 2019, the full principal amount was designated as a net investment hedge and considered fully effective.

	Three Month Periods Ended		Six Month Periods Ended
Gain (loss) in OCI (in millions)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Net investment hedge	$2.2	$8.8	$(2.8)	$17.8

During the three month period ended March 29, 2020, the Company recognized a pre-tax gain in earnings related to the translation of the undesignated portion of debt obligation of $0.5 million. During the six month period ended March 29, 2020, the Company recognized a pre-tax loss in earnings of $1.2 million. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial and derivative instruments as of March 29, 2020 and September 30, 2019 according to the fair value hierarchy are as follows.

	March 29, 2020					September 30, 2019
					Carrying					Carrying
(in millions)	Level 1	Level 2	Level 3	Fair Value	Amount	Level 1	Level 2	Level 3	Fair Value	Amount
Investments	$134.0	$—	$—	$134.0	$134.0	$230.8	$—	$—	$230.8	$230.8
Derivative Assets	—	13.7	—	13.7	13.7	—	9.5	—	9.5	9.5
Derivative Liabilities	—	1.4	—	1.4	1.4	—	2.3	—	2.3	2.3
Debt - SBH	—	2,864.1	—	2,864.1	3,012.4	—	2,468.8	—	2,468.8	2,351.3
Debt - SB/RH	—	2,787.0	—	2,787.0	2,936.4	—	2,391.8	—	2,391.8	2,276.0

Investments consist of our investment in Energizer common stock, which is valued at quoted market prices for identical instruments in an active market.  Unrealized income (loss) from changes in fair value, realized income (loss) from sale of equity investments, plus dividend income from equity investments, are recognized as components of Other Non-Operating Expense, Net on the Condensed Consolidated Statements of Income.  During the three and six month periods ended March 29, 2020, the Company sold 1.0 million shares of Energizer common stock for proceeds of $28.6 million.  As of March 29, 2020, the company holds 4.3 million shares of Energizer common stock.  The following is a summary of income recognized from equity investments:

	Three month period ended		Six month period ended
(in millions)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Unrealized loss on equity investments held	$(84.5)	$(5.0)	$(53.3)	$(5.0)
Realized loss on equity investments sold	(22.3)	—	(15.0)	—
Loss on equity investments	(106.8)	(5.0)	(68.3)	(5.0)
Dividend income from equity investments	1.6	1.6	3.2	1.6
Loss from equity investments	$(105.2)	$(3.4)	$(65.1)	$(3.4)

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

NOTE 14 - EMPLOYEE BENEFIT PLANS

The net periodic benefit cost for defined benefit plans for the three and six month periods ended March 29, 2020 and March 31, 2019 are as follows:

	U.S. Plans		Non U.S. Plans
(in millions)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Three Month Period Ended
Service cost	$0.2	$0.1	$0.6	$0.5
Interest cost	0.5	0.7	0.6	0.9
Expected return on assets	(1.0)	(1.1)	(0.9)	(1.1)
Recognized net actuarial loss	0.2	0.1	0.8	0.5
Net periodic benefit cost	$(0.1)	$(0.2)	$1.1	$0.8
Six Month Period Ended
Service cost	$0.3	$0.2	$1.1	$1.0
Interest cost	1.1	1.4	1.2	1.8
Expected return on assets	(2.1)	(2.2)	(1.8)	(2.2)
Settlement and curtailment	0.9	—	—	—
Recognized net actuarial loss	0.5	0.1	1.6	1.0
Net periodic benefit cost	$0.7	$(0.5)	$2.1	$1.6
Weighted average assumptions
Discount rate	3.07%	4.10%	0.75 - 7.70%	1.00 - 8.15%
Expected return on plan assets	6.50%	6.50%	0.75 - 3.40%	1.00 - 4.01%
Rate of compensation increase	N/A	N/A	2.25 - 6.00%	2.05 - 4.85%

Contributions to our pension and defined benefit plans, including discretionary amounts, for the three month periods ended March 29, 2020 and March 31, 2019 were $0.7 and $0.5 million, respectively. Contributions to our pension and defined benefit plans, including discretionary amounts, for the six month periods ended March 29, 2020 and March 31, 2019, were $1.5 million and $0.9 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 15 – SHAREHOLDER’S EQUITY

Share Repurchases

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or otherwise. On July 24, 2018, the Board of Directors approved a $1 billion common stock repurchase program. The authorization is effective for 36 months. As part of the share repurchase program, the Company purchased treasury shares in open market purchases at market fair value, in private purchases from Company employees at fair value and through an accelerated share repurchase (“ASR”) agreement with a third-party financial institution.

On November 18, 2019, SBH entered into an ASR to repurchase $125 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $125.0 million to the financial institution using cash on hand and took delivery of 1.7 million shares which represented approximately 85% of the total shares the Company expected to receive based on the market price at the time of the initial delivery. The transaction was accounted for as an equity transaction. The fair value of shares received initially of $106.3 million was recorded as a treasury stock transaction, with the remainder of $18.7 million recorded as a reduction to additional paid-in capital. Upon initial receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. On February 24, 2020, the Company closed and settled the ASR resulting in an additional delivery of 0.3 million shares, with a fair value of $18.5 million. The total number of shares repurchased under the ASR program was 2.0 million at an average cost per share of $61.59, based on the volume-weighted average share price of the Company’s common stock during the calculation period of the ASR program, less the applicable contractual discount.

The following summarizes the activity of common stock repurchases under the program for the three and six month periods ended March 29, 2020 and March 31, 2019:

	March 29, 2020			March 31, 2019
	Number of	Average		Number of	Average
	Shares	Price		Shares	Price
Three Month Periods Ended (in millions except per share data)	Repurchased	Per Share	Amount	Repurchased	Per Share	Amount
Open Market Purchases	2.7	$54.54	$149.2	4.6	$54.22	$250.0
ASR	0.3	59.69	18.5	—	—	—
Total Purchases	3.0	$55.06	$167.7	4.6	$54.22	$250.0

	March 29, 2020			March 31, 2019
	Number of	Average		Number of	Average
	Shares	Price		Shares	Price
Six Month Periods Ended (in millions except per share data)	Repurchased	Per Share	Amount	Repurchased	Per Share	Amount
Open Market Purchases	4.0	$56.97	$230.6	4.6	$54.22	$250.0
Private Purchases	0.2	62.30	9.2	0.3	56.02	18.5
ASR	2.0	61.47	124.7	—	—	—
Total Purchases	6.2	$58.57	$364.5	4.9	$54.34	$268.5

NOTE 16 - SHARE BASED COMPENSATION

Share based compensation expense is recognized as General and Administrative Expenses on the Condensed Consolidated Statements of Income and consists of costs from the Spectrum equity plan. The following is a summary of share based compensation expense for the three and six month periods ended March 29, 2020 and March 31, 2019 for SBH and SB/RH, respectively.

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
SBH	$13.1	$15.9	$26.0	$21.8
SB/RH	$12.6	$15.5	$25.4	$21.1

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

Beginning in the fiscal year ended September 30, 2019, the Company provided to certain employees RSU grants issued under a Long-Term Incentive Plan (“LTIP”), with a 3-year, cliff vesting schedule and having both performance conditions dependent upon achieving specified financial targets (adjusted EBITDA, return on equity, and adjusted free cash flow) and time-based service. The Company also provided for bridge awards that are special awards to certain employees for transitioning to the LTIP from previous equity incentive compensation plans. Bridge awards vest annually, on November 21, 2019 and November 21, 2020, and have both performance conditions dependent upon achieving specified financial targets in fiscal year 2019 and 2020, respectively, (adjusted EBITDA and adjusted free cash flow) and time-based service conditions (60% performance/40% service). Bridge awards are payable in either RSUs or cash, or both, based upon an employee election. Bridge awards elected to be payable in RSU are recognized as equity awards and included as a component of share-based compensation expense. Additionally, the Company regularly issues individual RSU awards under its equity plan to its Board members and individual employees for recognition, incentive, or retention purposes, when needed, which are primarily conditional upon time-based service conditions and included as a component of share-based compensation.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 16 - SHARE BASED COMPENSATION (continued)

The following summary of the activity in Spectrum RSUs during the six month periods ended March 29, 2020:

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Units	Fair Value	Date	Units	Fair Value	Date
Time-based grants
Vesting in less than 24 months	0.3	$62.37	$18.5	0.3	$62.29	$17.2
Vesting in more than 24 months	0.1	63.38	8.1	0.1	63.38	8.1
Total time-based grants	0.4	$62.67	$26.6	0.4	$62.63	$25.3
Performance-based grants
Vesting in more than 24 months	0.3	63.37	19.0	0.3	63.37	19.0
Total performance-based grants	0.3	$63.37	$19.0	0.3	$63.38	$19.0
Total grants	0.7	$62.96	$45.6	0.7	$62.95	$44.3

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
At September 30, 2019	1.2	$53.57	$67.0	1.2	$53.23	$65.1
Granted	0.7	62.96	45.6	0.7	62.95	44.3
Forfeited	(0.1)	65.19	(1.4)	(0.1)	65.19	(1.4)
Vested	(0.6)	57.76	(39.1)	(0.6)	57.24	(37.6)
At March 29, 2020	1.2	$56.49	$72.1	1.2	$56.39	$70.4

In addition to RSU awards, the Company also provides for a portion of its annual management incentive compensation plan (“MIP”) to be paid in common stock of the Company, in lieu of cash payment, and is recognized as a liability plan. Share based compensation expense associated with the annual MIP was $4.3 million and $8.6 million for the three and six month periods ended March 29, 2020, respectively, and $5.6 million and $8.4 million for the three and six month periods ended March 31, 2019, respectively. The remaining unrecognized pre-tax compensation cost for SBH and SB/RH at March 29, 2020 was $51.3 million and $50.7 million, respectively.

NOTE 17 - INCOME TAXES

The effective tax rate for the three and six month periods ended March 29, 2020 and March 31, 2019 was as follows:

	Three Month Periods Ended		Six Month Periods Ended
Effective tax rate	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
SBH	24.3%	29.6%	15.9%	23.9%
SB/RH	23.5%	58.2%	15.0%	33.5%

The estimated annual effective tax rate applied to the three and six month periods ended March 29, 2020 differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), net operating losses outside the U.S. that are not more likely than not to result in a tax benefit, certain nondeductible expenses, and foreign rates that differ from the US federal statutory rate. The Company has U.S. net operating loss carryforwards, which do not allow it to take advantage of the foreign-derived intangible income (“FDII”) deduction. The Company’s federal effective tax rate on GILTI is therefore 21%. During the six month period ended March 29, 2020, the Company also recognized a $5.3 million tax benefit from the favorable settlement of an income tax examination.

As of March 29, 2020, there is $0.8 million of income taxes payable on the SB/RH Condensed Consolidated Statement of Financial Position, payable to its parent company, calculated as if SB/RH were a separate taxpayer.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 18 – RELATED PARTY TRANSACTIONS

Energizer Holdings, Inc.

Effective the close of the GBL divestiture on January 2, 2019, and GAC divestiture on January 28, 2019, the Company and Energizer entered into a series of TSAs and reverse TSAs that support various shared back office administrative functions including finance, sales and marketing, information technology, human resources, real estate and supply chain, customer service and procurement; to support both the transferred GBL operations and the continuing operations of Spectrum, respectively, within the various regions in which they operate. Charges associated with TSAs and reverse TSAs are recognized as bundled service costs under a fixed fee structure by the respective service or function and geographic location and one-time pass-through charges, including warehousing, freight, among others, to and from Energizer that settle on a net basis between the two parties. The TSAs and reverse TSAs were further expanded to incorporate the activity and operations attributable to the close of the GAC divestiture. Charges to Energizer for TSA services are recognized as a reduction of the respective operating costs incurred by Spectrum and recognized as a component of operating expense or cost of goods sold depending upon the functions being supported by Spectrum. Charges from Energizer for reverse TSA services are recognized as operating expenses or cost of goods sold depending upon the functions being supported by Energizer. The TSAs and reverse TSAs have an overall expected time period of 12 months following the close of the transaction with some variability in expiration dependent upon the completed transition of the respective service or function and its geographic location and provide up to 12 additional months for a total duration of up to 24 months. Effective January 2, 2020, Energizer closed its divestiture of the European based Varta® consumer battery business in the EMEA region to Varta AG, which also transferred TSAs and reverse TSAs associated with the divested entities to be assumed by Varta AG. As a result, a portion of the TSA and reverse TSA charges with Energizer were transferred to Varta AG.

During the three month period ended March 29, 2020, the Company recognized net loss of $1.5 million, consisting of TSA charges of $2.2 million and reverse TSA costs of $3.7 million. During the six month period ended March 29, 2020, the Company recognized net gain of $0.1 million, consisting of TSA charges of $6.6 million and reverse TSA costs of and $6.5 million. During the three and six month periods ended March 31, 2019, the Company recognized net gain of $2.5 million, consisting of TSA charges of $6.6 million and reverse TSA costs of $4.1 million.

In addition to the TSAs and reverse TSAs, the Company, Energizer and Varta AG will receive cash and/or make payments on behalf of the respective counterparty’s operations as part of the shared administrative functions, resulting in cash flow being commingled with the operating cash flow of the Company. The Company recognizes a net payable or receivable with Energizer and Varta AG for any outstanding TSA and reverse TSA related services and net working capital attributable to commingled cash flow. As of March 29, 2020 and September 30, 2019, the Company had net payable of $3.0 million and net receivable of $12.8 million, respectively, with Energizer included in Other Current Liabilities on the Company’s Condensed Statement of Financial Position. As of March 29, 2020, the Company had net payable of $0.7 million with Varta AG included in Other Current Liabilities on the Company’s Condensed Consolidated Statement of Financial Position.

The Company’s H&G segment continues to manufacture certain GAC related products at its facilities and sell the products to Energizer as a third-party supplier on an ongoing basis, at inventory cost plus contracted markup, as agreed upon in the supply agreement. The supply agreement has a contracted term of 24 months and may be subject to early termination by either party at any time with written notice. Material and inventory on hand to support the supply agreement is recognized as inventory of the Company. During the three and six month periods ended March 29, 2020, the Company recognized $5.6 million and $10.9 million, respectively, of revenue attributable to the Energizer supply agreement as a component of H&G revenue after completion of the GAC divestiture. During the three and six month periods ended March 31, 2019, the Company recognized $3.7 million of revenue attributable to the Energizer supply agreement. As of March 29, 2020 and September 30, 2019, the Company had outstanding receivable of $4.2 million and $4.9 million, respectively, from Energizer in Trade Receivables, Net on the Company’s Condensed Statement of Financial Position associated with the H&G supply agreement.

As a condition to the consummation of the GAC acquisition and receipt of 5.3 million shares of Energizer common stock as consideration, the Company entered into the Energizer Shareholder Agreement which contains a 24-month standstill provision that prohibits the Company from engaging in certain transactions involving Energizer to control or influence management, board of directors or policies of Energizer. Additionally, for a period of 18 months following the closing of the GAC acquisition, the Company is required to vote in favor of Energizer’s board of director nominees and in accordance with the Energizer board’s recommendations on all other matters at any meeting of Energizer’s shareholders. Additionally, pursuant to the Energizer Shareholder Agreement, the Company has agreed not to transfer any of its Shares or other equity securities in Energizer, or engage in certain hedging transactions from the closing of the GAC acquisition until the day that is twelve months after the GAC closing date and, following such period, subject to certain limitations, not to transfer any such Energizer shares or other equity securities to any person or entity who would thereafter beneficially own more than 4.9% of Energizer’s outstanding shares of equity securities after giving effect to such transaction. Following the 18 month anniversary of the closing of the GAC acquisition, Energizer will have the right to repurchase any or all of the shares held by the Company for a purchase price per share equal to the greater of the volume-weighted average sales price per share for the ten consecutive trading days beginning on the 12th trading day immediately preceding notice of the repurchase from Energizer and 100% of the volume-weighted average sale price per share of the common stock for the 10 consecutive trading days immediately preceding the date of the GAC agreement. The Company’s investment in Energizer common stock is recognized at its fair value in Investments on the Company’s Condensed Consolidated Statement of Financial Position, with any unrealized gains or losses attributable to changes in the market price and dividend income received from Energizer being recognized as Other Non-Operating Income on the Company’s Condensed Consolidated Statements of Income. See Note 13 – Fair value of Financial Instruments for additional discussion on the Company’s investment in Energizer common stock.

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

Shareholder Litigation. The Company has provided an estimated cost of $1.1 million, net anticipated third party insurance recoveries, for a proposed settlement related to the state court class action complaint filed on August 16, 2019 in the Circuit Court of Dane County, Wisconsin against the Company and certain of the Company’s current and former directors and officers, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position. The complaint alleged that certain financial statements incorporated into the registration statement contained misstatements in violation of the Securities Act of 1933.

Separately, on July 12, 2019, an amended consolidated class action complaint filed earlier in 2018 was filed in the United State District Court for the Western District of Wisconsin by the Public School Teachers’ Pension & Retirement Fund of Chicago and the Cambridge Retirement against Spectrum Brands’ Legacy, Inc. (“Spectrum Legacy”). The complaint alleges that the defendants violated the Securities Act of 1934 by making misrepresentations and omissions in Spectrum Legacy’s financial statements. The amended complaint added HRG Group, Inc. (“HRG”) as a defendant and asserted additional claims against the Company on behalf of a purported class of HRG shareholders. The class period of the consolidated amended complaint is from January 26, 2017 to November 19, 2018, and the plaintiffs seek an unspecified amount of compensatory damages, interest, attorneys’ and expert fees and costs. The Company believes the suit is without merit and intends to defend it vigorously. Based on information currently available, the Company does not believe that any other matters related to this complaint will have a material adverse effect on its business or financial condition.

Environmental. The Company has provided for an estimated cost of $11.5 million and $12.2 million, as of March 29, 2020 and September 30, 2019, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites, included in Other Long-Term Liabilities on the Condensed Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations, or cash flows of the Company.

Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of March 29, 2020 and September 30, 2019, the Company recognized $6.0 million and $5.9 million in product liability, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $7.0 million and $7.2 million of warranty accruals as of March 29, 2020 and September 30, 2019, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 20 - SEGMENT INFORMATION

Net sales relating to the segments for the three and six month periods ended March 29, 2020 and March 31, 2019 are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
HHI	$329.1	$331.1	$626.8	$636.2
HPC	232.7	221.7	554.8	538.9
GPC	236.9	214.9	442.7	419.6
H&G	139.1	139.0	185.0	192.3
Net sales	$937.8	$906.7	$1,809.3	$1,787.0

The Chief Operating Decision Maker of the Company uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:

•Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. During the year ending September 30, 2019, the Company issued certain incentive bridge awards due to changes in the Company’s long-term compensation plans that allow for cash based payment upon employee election which have been included in the adjustment but do not qualify for shared-based compensation. See Note 16 - Share Based Compensation for further discussion;

•Restructuring and related charges, which consist of project costs associated with restructuring initiatives across the segments. See Note 4 - Restructuring and Related Charges for further details;

•Transaction related charges that consist of (1) transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business; and (2) divestiture related transaction costs that are recognized in continuing operations and post-divestiture separation costs consisting of incremental costs to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred as part of the divestitures and exiting of TSAs. See Note 1 – Basis of Presentation & Significant Accounting Policies for additional details;

•Gains and losses attributable to the Company’s investment in Energizer common stock, acquired as part of consideration received from the Company’s sale and divestiture of GAC. See Note 2 – Divestitures and Note 13 – Fair Value of Financial Instruments for further discussion;

•Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations subsequent to an acquisition (when applicable);

•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);

•Foreign currency gains and losses attributable to multicurrency loans for the three and six month periods ended March 29, 2020 and March 31, 2019, that were entered into with foreign subsidiaries in exchange for receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestures during the year ended September 30, 2019. The Company has entered into various hedging arrangements to mitigate the volatility of foreign exchange risk associated with such loans;

•Legal and litigation costs associated with Salus during the three and six month periods ended March 29, 2020 and March 31, 2019 as they are not considered a component of the continuing commercial products company, but continue to be consolidated by the Company until the Salus operations can be wholly dissolved and/or deconsolidated; and

•Other adjustments primarily consisting of costs attributable to (1) expenses and cost recovery for flood damage at Company facilities in Middleton, Wisconsin during the three and six month periods ended March 29, 2020 and March 31, 2019; (2) incremental costs for separation of a key executive during the three and six month periods ended March 29, 2020 and March 31, 2019; (3) incremental costs associated with a safety recall in GPC during the three and six month periods ended March 31, 2019; (4) operating margin on H&G sales to GAC discontinued operations during the three and six month period ended March 31, 2019; and (5) certain fines and penalties for delayed shipments following the completion of a GPC distribution center consolidation in EMEA during the three and six month period ended March 31, 2019.

Segment Adjusted EBITDA for the reportable segments for SBH for the three and six month periods ended March 29, 2020 and March 31, 2019, are as follows:

	Three Month Periods Ended		Six Month Periods Ended
SBH (in millions)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
HHI	$69.5	$52.7	$112.3	$108.2
HPC	8.0	4.5	44.4	39.5
GPC	40.0	32.8	71.5	61.9
H&G	28.4	29.6	25.1	32.7
Total Segment Adjusted EBITDA	145.9	119.6	253.3	242.3
Corporate	5.5	4.0	10.8	11.5
Interest expense	35.5	94.2	70.4	151.2
Depreciation and amortization	36.4	36.6	78.0	102.6
Share and incentive based compensation	14.6	17.3	29.1	23.2
Restructuring and related charges	21.9	12.6	49.4	21.5
Transaction related charges	7.2	5.3	11.3	11.6
(Gain) loss on assets held for sale	(7.0)	—	25.7	—
Write-off from impairment of intangible assets	—	—	24.2	—
Loss on Energizer investment	106.8	5.0	68.3	5.0
Foreign currency translation on multicurrency divestiture loans	3.1	21.8	0.4	21.8
GPC safety recall	—	—	—	0.6
Salus	0.1	—	0.4	—
Other	—	(0.5)	0.5	2.3
Loss from operations before income taxes	$(78.2)	$(76.7)	$(115.2)	$(109.0)

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NOTE 20 - SEGMENT INFORMATION (continued)

Segment Adjusted EBITDA for reportable segments for SB/RH for the three and six month periods ended March 29, 2020 and March 31, 2019 are as follows:

	Three Month Periods Ended		Six Month Periods Ended
SB/RH (in millions)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
HHI	$69.5	$52.7	$112.3	$108.2
HPC	8.0	4.5	44.4	39.5
GPC	40.0	32.8	71.5	61.9
H&G	28.4	29.6	25.1	32.7
Total Segment Adjusted EBITDA	145.9	119.6	253.3	242.3
Corporate	2.3	3.3	7.2	9.9
Interest expense	35.3	48.3	70.0	91.5
Depreciation and amortization	36.4	36.6	78.0	102.6
Share and incentive based compensation	14.1	16.9	28.5	22.5
Restructuring and related charges	21.9	12.6	49.4	21.5
Transaction related charges	7.2	5.3	11.3	11.6
(Gain) loss on assets held for sale	(7.0)	—	25.7	—
Write-off from impairment of intangible assets	—	—	24.2	—
Loss on Energizer investment	106.8	5.0	68.3	5.0
Foreign currency translation on multicurrency divestiture loans	3.0	21.8	0.4	21.8
GPC safety recall	—	—	—	0.6
Other	—	(0.5)	0.4	2.4
Loss from operations before income taxes	$(74.1)	$(29.7)	$(110.1)	$(47.1)

NOTE 21 - EARNINGS PER SHARE – SBH

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and six month periods ended March 29, 2020 and March 31, 2019 are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in millions, except per share amounts)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Numerator
Net loss from continuing operations attributable to controlling interest	$(58.4)	$(55.0)	$(97.0)	$(84.2)
Income from discontinued operations attributable to controlling interest	1.4	783.6	4.3	700.4
Net (loss) income attributable to controlling interest	$(57.0)	$728.6	$(92.7)	$616.2
Denominator
Weighted average shares outstanding - basic	45.1	51.8	46.4	52.6
Dilutive shares	—	—	—	—
Weighted average shares outstanding - diluted	45.1	51.8	46.4	52.6
Earnings per share
Basic earnings per share from continuing operations	$(1.29)	$(1.06)	$(2.09)	$(1.60)
Basic earnings per share from discontinued operations	0.03	15.13	0.09	13.32
Basic earnings per share	$(1.26)	$14.07	$(2.00)	$11.72
Diluted earnings per share from continuing operations	$(1.29)	$(1.06)	$(2.09)	$(1.60)
Diluted earnings per share from discontinued operations	0.03	15.13	0.09	13.32
Diluted earnings per share	$(1.26)	$14.07	$(2.00)	$11.72
Weighted average number of anti-dilutive shares excluded from denominator	0.1	0.1	0.1	0.1

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
Aquatics: Tetra®, Marineland®, Whisper®, Instant Ocean®, GloFish®, OmegaOne® and OmegaSea®

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

SB/RH is a wholly owned subsidiary of SBH. Spectrum Brands, Inc. (“SBI”), a wholly-owned subsidiary of SB/RH incurred certain debt guaranteed by SB/RH and domestic subsidiaries of SBI. See Note 10 - Debt for more information pertaining to debt. The reportable segments of SB/RH are consistent with the segments of SBH

COVID-19

The COVID-19 pandemic and the resulting regulations and other disruptions to both demand and supply may have a substantial impact on the commercial operations of the Company or impairment of the Company’s net assets. Such impacts may include, but are not limited to, volatility of demand for our products, disruptions and cost implications in manufacturing and supply arrangements, inability of third parties to meet obligations under existing arrangements, and significant changes to the political and economic environments in which we manufacture, sell, and distribute our products.

As of the date of this report, we have been classified as an essential business in the jurisdictions that have mandated closure of non-essential businesses, and therefore have been allowed to remain open. During the three month period ended March 29, 2020, there were certain HHI operating facilities, primarily within China and Philippines, that experienced a temporary limit on production in response to the COVID-19 outbreak, but such facilities were operating at or near full capacity by the end of the quarter. Additionally, subsequent to the March 29, 2020, additional governmental operating restrictions were announced Mexico temporarily suspending or limiting production for our HHI operating facilities. Moreover, our H&G facility in St. Louis was temporarily closed in April 2020 to provide for additional cleaning and implementation of preventative measures in response to confirmed cases of COVID-19. These facilities continue to operate to the extent possible under existing regulations which have limited output for HHI and our H&G production.

Despite the supply implications, the Company continues to experience customer demand both during the three month period ended March 29, 2020 and during the subsequent period. While demand in general for our products remains strong, our teams continue to monitor demand disruption and there can be no assurance as to the level of demand that will prevail through the remainder of fiscal 2020. A large portion of our customers continue to operate and sell our products, with some customers reducing operations due to closures or reduced store hours. There have also been changes in consumer needs and spending during the COVID-19 pandemic, which have resulted in a limited number of change orders and reduced spending. Currently, we have not identified, and will continue to monitor for, any substantive risk attributable to customer credit. We believe the severity and duration of the COVID-19 pandemic to be uncertain and may contribute to retail volatility and consumer purchase behavior changes. The magnitude of the financial impact on our quarterly and annual results is highly dependent on the duration of the COVID-19 pandemic and how quickly the U.S. and global economies resume normal operations.

Because the COVID-19 pandemic has not, as of the date of this report, materially impacted our operations or demand for our products, it has not had a materially negative impact on the Company’s liquidity position.  For the three and six month periods ended March 29, 2020, the Company estimates that net sales were negatively impacted by $7.5 million and operating income and adjusted EBITDA were negatively impacted by $3.6 million. The sweeping nature of COVID-19 pandemic makes it extremely difficult to predict the long-term ramifications on our financial condition and results of operations. However, the likely overall economic impact of the COVID-19 pandemic is viewed as highly negative to the U.S. and global economies. We have initiated mitigating efforts to manage non-critical capital spending, assess operating spend, preserve cash and increase capacity under our Revolver Facility.  We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. We have also not observed any material impairments of our assets due to the COVID-19 pandemic.

We expect the ultimate significance of the impact on our financial condition, results of operations, and cash flows will be dictated by the length of time that such circumstances continue, which will ultimately depend on the unforeseeable duration and severity of the COVID-19 pandemic and any governmental and public actions taken in response.

Divestitures

•Global Batteries & Lights – On January 2, 2019, the Company completed the sale of its GBL business pursuant to the GBL acquisition agreement with Energizer for cash proceeds of $1,956.2 million, resulting in the recognition of a pre-tax gain on sale of $989.8 million during the year ended September 30, 2019, including the settlement of customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications under the acquisition agreement, and contingent purchase price adjustment for the settlement with the divestiture of the Varta® consumer batteries business by Energizer. The results of operations and gain on sale for disposal of the GBL business are recognized as a component of discontinued operations during the three and six month periods ended March 31, 2019.

•Global Auto Care – On January 28, 2019, the Company completed the sale of its GAC business pursuant to the GAC acquisition agreement with Energizer for $1.2 billion, consisting of $938.7 million in cash proceeds and $242.1 million in stock consideration of common stock of Energizer, resulting in the write-down of net assets held for sale of $111.0 million during the year ended September 30, 2019, including the settlement of customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications in accordance with the GAC acquisition agreement. The results of operations and write-down of net assets held for sale for the disposal of the GAC business are recognized as a component of discontinued operations during the three and six month periods ended March 31, 2019.

•Coevorden Operations - On March 29, 2020, the Company completed the sale of its DCF production facility and distribution center in Coevorden, Netherlands for cash proceeds of $30.1 million subject to working capital and other typical closing adjustments, resulting in a loss on assets held for sale of $25.7 million during the six month period ended March 29, 2020.

See Note 2 – Divestitures in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information on the assets and liabilities classified as held for sale and discontinued operations.

Acquisitions

On March 10, 2020, the Company entered into an asset purchase agreement with Omega Sea, LLC (“Omega”), a manufacturer and marketer of premium fish foods and consumable goods for the home and commercial aquarium markets, primarily consisting of the Omega brand, for a purchase price of approximately $17.0 million. The results of Omega’s operations since March 10, 2020 are included in the Company’s Consolidated Statements of Income and reported within the GPC reporting segment for the three and six month periods ended March 29, 2020. See Note 3 – Acquisitions in the Notes to the Consolidated Financial statements, included elsewhere in this Quarterly Report, for more information.

Restructuring Activity

We continually seek to improve our operational efficiency, match our manufacturing capacity, and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. The most significant of these initiatives is the Global Productivity Improvement Plan, which began during the year ended September 30, 2019. See Note 4 - Restructuring and Related Charges in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for more information.

Refinancing Activity

Refinancing activity has a significant impact on the comparability of financial results on the condensed consolidated financial statements. Effective November 15, 2019, the Company completed a tender and call of its 6.625% Senior Unsecured Notes with an outstanding principal of $117.4 million, recognizing a loss on extinguishment of the debt of $2.6 million including a non-cash charge of $1.1 million attributable to the write-off of deferred financing costs associated with the debt. See Note 10 – Debt in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information.

Adoption of New Lease Accounting Standard

On October 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), and all the related amendments using the modified retrospective transition method, which resulted in the recognition of additional right-of-use (“ROU”) lease assets of $107.5 million and additional lease liabilities of $113.0 million, with no material cumulative effect adjustment to equity as of the date of adoption. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 1 – Basis of Presentation and Significant Accounting Policies and Note 11 – Leases in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information.

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

Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and impact from acquisitions (when applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period. The following is a reconciliation of reported net sales to organic net sales for the three and six month periods ended March 29, 2020 compared to net sales for the three and six month periods ended March 31, 2019:

	March 29, 2020
Three Month Periods Ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales March 31, 2019	Variance
HHI	$329.1	$0.1	$329.2	$—	$329.2	$331.1	$(1.9)	(0.6%)
HPC	232.7	5.6	238.3	—	238.3	221.7	16.6	7.5%
GPC	236.9	1.6	238.5	(0.8)	237.7	214.9	22.8	10.6%
H&G	139.1	—	139.1	—	139.1	139.0	0.1	0.1%
Total	$937.8	$7.3	$945.1	$(0.8)	$944.3	$906.7	37.6	4.1%

	March 29, 2020
Six Month Periods Ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales March 31, 2019	Variance
HHI	$626.8	$—	$626.8	$—	$626.8	$636.2	$(9.4)	(1.5%)
HPC	554.8	10.8	565.6	—	565.6	538.9	26.7	5.0%
GPC	442.7	2.8	445.5	(0.8)	444.7	419.6	25.1	6.0%
H&G	185.0	—	185.0	—	185.0	192.3	(7.3)	(3.8%)
Total	$1,809.3	$13.6	$1,822.9	$(0.8)	$1,822.1	$1,787.0	35.1	2.0%

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management, which we believe provide useful information to investors because they reflect ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. They also facilitate comparisons between peer companies since interest, taxes, depreciation, and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:

•Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. During the year ending September 30, 2019, the Company issued certain incentive bridge awards due to changes in the Company’s long-term compensation plans that allow for cash based payment upon employee election which have been included in the adjustment but do not qualify for shared-based compensation. See Note 16 - Share Based Compensation for further discussion;

•Restructuring and related charges, which consist of project costs associated with the restructuring initiatives across the segments. See Note 4 - Restructuring and Related Charges for further details;

•Transaction related charges that consist of (1) transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business; and (2) divestiture related transaction costs that are recognized in continuing operations and post-divestiture separation costs consisting of incremental costs to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred as part of the divestitures and exiting of TSAs. See Note 1 – Basis of Presentation & Significant Accounting Policies for additional details;

•Gains and losses attributable to the Company’s investment in Energizer common stock, acquired as part of consideration received from the Company’s sale and divestiture of GAC. See Note 2 – Divestitures and Note 13 – Fair Value of Financial Instruments for further discussion;

•Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations subsequent to an acquisition (when applicable);

•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);

•Foreign currency gains and losses attributable to multicurrency loans for the three and six month periods ended March 29, 2020 and March 31, 2019, that were entered into with foreign subsidiaries in exchange for receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestures during the year ended September 30, 2019. The Company has entered into various hedging arrangements to mitigate the volatility of foreign exchange risk associated with such loans;

•Legal and litigation costs associated with Salus during the three and six month periods ended March 29, 2020 and March 31, 2019 as they are not considered a component of the continuing commercial products company, but continue to be consolidated by the Company until the Salus operations can be wholly dissolved and/or deconsolidated; and

•Other adjustments primarily consisting of costs attributable to (1) expenses and cost recovery for flood damage at Company facilities in Middleton, Wisconsin during the three and six month periods ended March 29, 2020 and March 31, 2019; (2) incremental costs for separation of a key executive during the three and six month periods ended March 29, 2020 and March 31, 2019; (3) incremental costs associated with a safety recall in GPC during the three and six month periods ended March 31, 2019; (4) operating margin on H&G sales to GAC discontinued operations during the three and six month period ended March 31, 2019; and (5) certain fines and penalties for delayed shipments following the completion of a GPC distribution center consolidation in EMEA during the three and six month period ended March 31, 2019.

Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of reported net sales for the respective period and segment.

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended March 29, 2020 and March 31, 2019 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended March 29, 2020
Net income (loss) from continuing operations	$60.8	$(6.2)	$27.2	$23.0	$(164.0)	$(59.2)
Income tax benefit	—	—	—	—	(19.0)	(19.0)
Interest expense	—	—	—	—	35.5	35.5
Depreciation and amortization	8.5	9.0	9.8	5.2	3.9	36.4
EBITDA	69.3	2.8	37.0	28.2	(143.6)	(6.3)
Share and incentive based compensation	—	—	—	—	14.6	14.6
Restructuring and related charges	0.2	1.7	6.4	0.2	13.4	21.9
Transaction related charges	—	2.7	3.6	—	0.9	7.2
Loss on Energizer investment	—	—	—	—	106.8	106.8
Gain on assets held for sale	—	—	(7.0)	—	—	(7.0)
Foreign currency translation on multicurrency divestiture loans	—	0.8	—	—	2.3	3.1
Salus	—	—	—	—	0.1	0.1
Adjusted EBITDA	$69.5	$8.0	$40.0	$28.4	$(5.5)	$140.4
Net Sales	$329.1	$232.7	$236.9	$139.1	$—	$937.8
Adjusted EBITDA Margin	21.1%	3.4%	16.9%	20.4%	—	15.0%
Three Month Period Ended March 31, 2019
Net income (loss) from continuing operations	$43.6	$(6.6)	$19.6	$24.7	$(135.3)	$(54.0)
Income tax benefit	—	—	—	—	(22.7)	(22.7)
Interest expense	—	—	—	—	94.2	94.2
Depreciation and amortization	8.3	9.2	10.6	4.8	3.7	36.6
EBITDA	51.9	2.6	30.2	29.5	(60.1)	54.1
Share and incentive based compensation	—	—	—	—	17.3	17.3
Restructuring and related charges	0.4	1.3	2.3	0.3	8.3	12.6
Transaction related charges	0.4	0.9	0.3	—	3.7	5.3
Unrealized loss on Energizer investment	—	—	—	—	5.0	5.0
Foreign currency loss on multicurrency divestiture loans	—	—	—	—	21.8	21.8
Other	—	(0.3)	—	(0.2)	—	(0.5)
Adjusted EBITDA	$52.7	$4.5	$32.8	$29.6	$(4.0)	$115.6
Net Sales	$331.1	$221.7	$214.9	$139.0	$—	$906.7
Adjusted EBITDA Margin	15.9%	2.0%	15.3%	21.3%	—	12.7%

The following is a reconciliation of net income to Adjusted EBITDA for the six month periods ended March 29, 2020 and March 31, 2019 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Six Month Period Ended March 29, 2020
Net income (loss) from continuing operations	$95.0	$18.8	$(26.0)	$14.4	$(199.1)	$(96.9)
Income tax benefit	—	—	—	—	(18.3)	(18.3)
Interest expense	—	—	—	—	70.4	70.4
Depreciation and amortization	16.6	17.8	25.9	10.3	7.4	78.0
EBITDA	111.6	36.6	(0.1)	24.7	(139.6)	33.2
Share and incentive based compensation	—	—	—	—	29.1	29.1
Restructuring and related charges	0.7	2.8	16.7	0.4	28.8	49.4
Transaction related charges	—	4.3	5.0	—	2.0	11.3
Loss on Energizer investment	—	—	—	—	68.3	68.3
Loss on assets held for sale	—	—	25.7	—	—	25.7
Write-off from impairment of intangible assets	—	—	24.2	—	—	24.2
Foreign currency loss on multicurrency divestiture loans	—	0.7	—	—	(0.3)	0.4
Salus	—	—	—	—	0.4	0.4
Other	—	—	—	—	0.5	0.5
Adjusted EBITDA	$112.3	$44.4	$71.5	$25.1	$(10.8)	$242.5
Net Sales	$626.8	$554.8	$442.7	$185.0	$—	$1,809.3
Adjusted EBITDA Margin	17.9%	8.0%	16.2%	13.6%	—	13.4%
Six Month Period Ended March 31, 2019
Net income from continuing operations	$87.3	$(14.7)	$31.4	$22.8	$(209.8)	$(83.0)
Income tax benefit	—	—	—	—	(26.0)	(26.0)
Interest expense	—	—	—	—	151.2	151.2
Depreciation and amortization	16.8	47.3	21.3	9.6	7.6	102.6
EBITDA	104.1	32.6	52.7	32.4	(77.0)	144.8
Share based compensation	—	—	—	—	23.2	23.2
Restructuring and related charges	3.2	1.5	4.9	1.0	10.9	21.5
Transaction related charges	0.9	5.5	0.9	—	4.3	11.6
GPC safety recall	—	—	0.6	—	—	0.6
Loss on Energizer investment	—	—	—	—	5.0	5.0
Foreign currency loss on multicurrency divestiture loans	—	—	—	—	21.8	21.8
Other	—	(0.1)	2.8	(0.7)	0.3	2.3
Adjusted EBITDA	$108.2	$39.5	$61.9	$32.7	$(11.5)	$230.8
Net Sales	$636.2	$538.9	$419.6	$192.3	$—	$1,787.0
Adjusted EBITDA Margin	17.0%	7.3%	14.8%	17.0%	—	12.9%

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended March 29, 2020 and March 31, 2019 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended March 29, 2020
Net income (loss) from continuing operations	$60.8	$(6.2)	$27.2	$23.0	$(161.4)	$(56.6)
Income tax benefit	—	—	—	—	(17.5)	(17.5)
Interest expense	—	—	—	—	35.3	35.3
Depreciation and amortization	8.5	9.0	9.8	5.2	3.9	36.4
EBITDA	69.3	2.8	37.0	28.2	(139.7)	(2.4)
Share and incentive based compensation	—	—	—	—	14.1	14.1
Restructuring and related charges	0.2	1.7	6.4	0.2	13.4	21.9
Transaction related charges	—	2.7	3.6	—	0.9	7.2
Loss on Energizer investment	—	—	—	—	106.8	106.8
Gain on assets held for sale	—	—	(7.0)	—	—	(7.0)
Foreign currency translation on multicurrency divestiture loans	—	0.8	—	—	2.2	3.0
Adjusted EBITDA	$69.5	$8.0	$40.0	$28.4	$(2.3)	$143.6
Net Sales	$329.1	$232.7	$236.9	$139.1	$—	$937.8
Adjusted EBITDA Margin	21.1%	3.4%	16.9%	20.4%	—	15.3%
Three Month Period Ended March 31, 2019
Net income (loss) from continuing operations	$43.6	$(6.6)	$19.6	$24.7	$(93.7)	$(12.4)
Income tax benefit	—	—	—	—	(17.3)	(17.3)
Interest expense	—	—	—	—	48.3	48.3
Depreciation and amortization	8.3	9.2	10.6	4.8	3.7	36.6
EBITDA	51.9	2.6	30.2	29.5	(59.0)	55.2
Share and incentive based compensation	—	—	—	—	16.9	16.9
Restructuring and related charges	0.4	1.3	2.3	0.3	8.3	12.6
Transaction related charges	0.4	0.9	0.3	—	3.7	5.3
Loss on Energizer investment	—	—	—	—	5.0	5.0
Foreign currency loss on multicurrency divestiture loans	—	—	—	—	21.8	21.8
Other	—	(0.3)	—	(0.2)	—	(0.5)
Adjusted EBITDA	$52.7	$4.5	$32.8	$29.6	$(3.3)	$116.3
Net Sales	$331.1	$221.7	$214.9	$139.0	$—	$906.7
Adjusted EBITDA Margin	15.9%	2.0%	15.3%	21.3%	—	12.8%

The following is a reconciliation of net income to Adjusted EBITDA for the six month periods ended March 29, 2020 and March 31, 2019 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Six Month Period Ended March 29, 2020
Net income (loss) from continuing operations	$95.0	$18.8	$(26.0)	$14.4	$(195.7)	$(93.5)
Income tax benefit	—	—	—	—	(16.6)	(16.6)
Interest expense	—	—	—	—	70.0	70.0
Depreciation and amortization	16.6	17.8	25.9	10.3	7.4	78.0
EBITDA	111.6	36.6	(0.1)	24.7	(134.9)	37.9
Share and incentive based compensation	—	—	—	—	28.5	28.5
Restructuring and related charges	0.7	2.8	16.7	0.4	28.8	49.4
Transaction related charges	—	4.3	5.0	—	2.0	11.3
Loss on Energizer investment	—	—	—	—	68.3	68.3
Loss on assets held for sale	—	—	25.7	—	—	25.7
Write-off from impairment of intangible assets	—	—	24.2	—	—	24.2
Foreign currency translation on multicurrency divestiture loans	—	0.7	—	—	(0.3)	0.4
Other	—	—	—	—	0.4	0.4
Adjusted EBITDA	$112.3	$44.4	$71.5	$25.1	$(7.2)	$246.1
Net Sales	$626.8	$554.8	$442.7	$185.0	$—	$1,809.3
Adjusted EBITDA Margin	17.9%	8.0%	16.2%	13.6%	—	13.6%
Six Month Period Ended March 31, 2019
Net income from continuing operations	$87.3	$(14.7)	$31.4	$22.8	$(158.1)	$(31.3)
Income tax benefit	—	—	—	—	(15.8)	(15.8)
Interest expense	—	—	—	—	91.5	91.5
Depreciation and amortization	16.8	47.3	21.3	9.6	7.6	102.6
EBITDA	104.1	32.6	52.7	32.4	(74.8)	147.0
Share and incentive based compensation	—	—	—	—	22.5	22.5
Restructuring and related charges	3.2	1.5	4.9	1.0	10.9	21.5
Transaction related charges	0.9	5.5	0.9	—	4.3	11.6
Loss on Energizer investment	—	—	—	—	5.0	5.0
Foreign currency loss on multicurrency divestiture loans	—	—	—	—	21.8	21.8
GPC safety recall	—	—	0.6	—	—	0.6
Other	—	(0.1)	2.8	(0.7)	0.4	2.4
Adjusted EBITDA	$108.2	$39.5	$61.9	$32.7	$(9.9)	$232.4
Net Sales	$636.2	$538.9	$419.6	$192.3	$—	$1,787.0
Adjusted EBITDA Margin	17.0%	7.3%	14.8%	17.0%	—	13.0%

Consolidated Results of Operations

The following is summarized consolidated results of operations for SBH for the three and six month periods ended March 29, 2020 and March 31, 2019, respectively.

	Three Month Periods Ended				Six Month Periods Ended
(in millions, except %)	March 29, 2020	March 31, 2019	Variance		March 29, 2020	March 31, 2019	Variance
Net sales	$937.8	$906.7	$31.1	3.4%	$1,809.3	$1,787.0	$22.3	1.2%
Gross profit	328.9	305.5	23.4	7.7%	598.0	611.3	(13.3)	(2.2%)
Operating expenses	261.2	263.9	(2.7)	(1.0%)	576.0	544.3	31.7	5.8%
Interest expense	35.5	94.2	(58.7)	(62.3%)	70.4	151.2	(80.8)	(53.4%)
Other non-operating expense, net	110.4	24.1	86.3	358.1%	66.8	24.8	42.0	169.4%
Income tax benefit	(19.0)	(22.7)	3.7	(16.3%)	(18.3)	(26.0)	7.7	(29.6%)
Net loss from continuing operations	(59.2)	(54.0)	(5.2)	(9.6%)	(96.9)	(83.0)	(13.9)	16.7%
Income from discontinued operations, net of tax	1.4	783.6	(782.2)	99.8%	4.3	700.4	(696.1)	(99.4%)
Net (loss) income	(57.8)	729.6	(787.4)	107.9%	(92.6)	617.4	(710.0)	(115.0%)
n/m = not meaningful

Net Sales. The following is a summary of net sales by segment for the three and six month periods ended March 29, 2020 and March 31, 2019, respectively.

	Three Month Periods Ended				Six Month Periods Ended
(in millions, except %)	March 29, 2020	March 31, 2019	Variance		March 29, 2020	March 31, 2019	Variance
HHI	$329.1	$331.1	$(2.0)	(0.6%)	$626.8	$636.2	$(9.4)	(1.5%)
HPC	232.7	221.7	11.0	5.0%	554.8	538.9	15.9	3.0%
GPC	236.9	214.9	22.0	10.2%	442.7	419.6	23.1	5.5%
H&G	139.1	139.0	0.1	0.1%	185.0	192.3	(7.3)	(3.8%)
Net Sales	$937.8	$906.7	31.1	3.4%	$1,809.3	$1,787.0	22.3	1.2%

The following sets forth the principal components of change in net sales from the three and six month periods ended March 31, 2019 to the three and six month periods ended March 29, 2020.

(in millions)	Three Month Periods Ended	Six Month Periods Ended
Net Sales for the periods ended March 31, 2019	$906.7	$1,787.0
Increase in HPC	16.6	26.7
Increase in GPC	22.8	25.1
Increase (Decrease) in H&G	0.1	(7.3)
Decrease in HHI	(1.9)	(9.4)
Acquisition sales	0.8	0.8
Foreign currency impact, net	(7.3)	(13.6)
Net Sales for the periods ended March 29, 2020	$937.8	$1,809.3

The Company recognized an increase in organic net sales of $37.6 million, or 4.1%, and $35.1 million, or 2.1% for the three and six month periods ended March 29, 2020.

Gross Profit. For the three month period ended March 29, 2020, gross profit increased $23.4 million, with an increase in gross profit margin from 33.7% to 35.1% primarily due increased sale volumes, increased productivity improvements, and benefit from retrospective tariff exclusions, partially offset by incremental material input costs including tariffs. For the six month period ended March 29, 2020, gross profit decreased $13.3 million, with a decrease in gross profit margin from 34.2% to 33.1% primarily due to incremental material and input costs including tariffs, unfavorable transaction foreign currency loss, incremental restructuring costs and accelerated depreciation expense as part of the Global Productivity Improvement Plan, partially offset by increased sales volumes and retrospective tariff exclusions.

Operating Expenses. Operating expenses for the three month period ended March 29, 2020 decreased $2.7 million, or 1.0%, due to a decrease in selling, general and administrative expenses of $3.1 million with a gain on disposition of the Coevorden Operations of $7.0 million, offset by an increase in restructuring and related charges of $6.6 million and transaction related charges of $1.9 million. Operating expenses for the six month period ended March 29, 2020 increased $31.7 million, or 5.8%, due to the recognition of a loss on assets held for sale of $25.7 million associated with the Coevorden Operations divestiture, a $24.2 million write-off from impairment of intangible assets, an increase in restructuring and related charges of $16.1 million; offset by a reduction in selling and general and administrative expenses of $31.6 million primarily from incremental depreciation and amortization in the prior year associated with HPC business being de-recognized from held for sale. See Note 4 – Restructuring and Related Charges in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail on restructuring.

Interest Expense. Interest expense for the three month and six month periods ended March 29, 2020 decreased $58.7 million, or 62.3%, and $80.8 million, or 53.4%, respectively, due to the lower debt and average interest rate. See Note 10 – Debt in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.

Other non-operating expense, net. Other non-operating expense increased $86.3 million and $42.0 million for the three and six month periods ended March 29, 2020 due to the loss on our investment in Energizer common stock. See Note 13 – Fair Value of Financial Instruments in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.

Income Taxes. Our estimated annual effective tax rate was significantly impacted for the three month and six month periods ended March 29, 2020 by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income, losses earned outside the U.S. that more likely than not will not result in a tax benefits, certain nondeductible expenses, and foreign rates that differ from the US federal statutory rate.

Income From Discontinued Operations. Discontinued operations include our divestitures of GBL and GAC divisions that were sold on January 2, 2019 and January 28, 2019, respectively. Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented. During the three and six month periods ended March 29, 2020, the Company recognized incremental income for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreement.

Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest. Such amount varies in relation to such subsidiary’s net income or loss for the period and the percentage interest not owned by SBH.

SB/RH

The following is summarized consolidated results of operations for SB/RH for the three and six month periods ended March 29, 2020 and March 31, 2019, respectively:

	Three Month Periods Ended				Six Month Periods Ended
(in millions, except %)	March 29, 2020	March 31, 2019	Variance		March 29, 2020	March 31, 2019	Variance
Net sales	$937.8	$906.7	$31.1	3.4%	$1,809.3	$1,787.0	$22.3	1.2%
Gross profit	328.9	305.5	23.4	7.7%	598.0	611.3	(13.3)	(2.2%)
Operating expenses	257.3	262.7	(5.4)	(2.1%)	571.3	541.9	29.4	5.4%
Interest expense	35.3	48.3	(13.0)	(26.9%)	70.0	91.5	(21.5)	(23.5%)
Other non-operating expense, net	110.4	24.2	86.2	356.2%	66.8	25.0	41.8	167.2%
Income tax benefit	(17.5)	(17.3)	(0.2)	1.2%	(16.6)	(15.8)	(0.8)	5.1%
Net loss from continuing operations	(56.6)	(12.4)	(44.2)	356.5%	(93.5)	(31.3)	(62.2)	198.7%
Income from discontinued operations, net of tax	1.4	783.6	(782.2)	(99.8%)	4.3	700.4	(696.1)	(99.4%)
Net (loss) income	(55.2)	771.2	(826.4)	(107.2%)	(89.2)	669.1	(758.3)	(113.3%)
n/m = not meaningful

For the three and six month periods ended March 29, 2020, the changes in net sales, gross profit, operating expenses and other non-operating expenses are primarily attributable to the changes in SBH previously discussed.

Segment Financial Data

Hardware & Home Improvement

	Three Month Periods Ended					Six Month Periods Ended
(in millions, except %)	March 29, 2020	March 31, 2019	Variance			March 29, 2020	March 31, 2019	Variance
Net sales	$329.1	$331.1	$(2.0)		(0.6%)	$626.8	$636.2	$(9.4)		(1.5%)
Operating income	61.0	44.4	16.6		37.4%	95.5	87.7	7.8		8.9%
Operating income margin	18.5%	13.4%	510	bps		15.2%	13.8%	140	bps
Adjusted EBITDA	$69.5	$52.7	$16.8		31.9%	$112.3	$108.2	$4.1		3.8%
Adjusted EBITDA margin	21.1%	15.9%	520	bps		17.9%	17.0%	90	bps
n/m = not meaningful

Net sales for the three month period decreased $2.0 million, or 0.6%, with a decrease in organic net sales of $1.9 million, or 0.6%.

•Security decreased $3.6 million due to a slight decline in volume partially offset with pricing increases.

•Plumbing increased $0.2 million due to market share gains in the multifamily development channel and pricing increases.

•Hardware increased $1.6 million due to new product introduction in the home center channel and pricing increases.

Operating income for the three month period increased $16.6 million with a margin increase of 510 bps due to a benefit of $8.4 million from retrospective tariff exclusions, productivity improvements and favorable mix, offset by material and input costs including tariffs. Adjusted EBITDA for the three month period increased $16.8 million with a margin increase of 520 bps due to tariff refunds realized during the period due to a benefit from retrospective tariff exclusions and productivity improvements, offset by incremental material and input costs including tariffs.

Net sales for the six month period decreased $9.4 million, or 1.5%, with a decrease in organic net sales of $9.4 million, or 1.5%.

•Security decreased $13.1 million due to reduced volumes in the builder’s channel plus volume reduction from customer loss partially offset with pricing increase.

•Plumbing increased $4.0 million due to promotional pricing related volume in retail channel and market share gains in the multifamily development channel and pricing increase.

•Hardware marginally decreased $0.2 million due to reduced volumes in the builder’s channel offset by new product and pricing increase.

Operating income for the six month period increased $7.8 million with a margin increase of 140 bps due to a benefit of $7.9 million from retrospective tariff exclusions and productivity improvements, offset by reduced sales volumes and incremental material and input costs, including tariffs. Adjusted EBITDA for the six month period increased $4.1 million with a margin increase of 90 bps due to a benefit from retrospective tariff exclusions, offset by reduced sales volumes and incremental material and input costs, including tariffs.

Home and Personal Care

	Three Month Periods Ended					Six Month Periods Ended
(in millions, except %)	March 29, 2020	March 31, 2019	Variance			March 29, 2020	March 31, 2019	Variance
Net sales	$232.7	$221.7	$11.0		5.0%	$554.8	$538.9	$15.9		3.0%
Operating (loss) income	(3.5)	(6.8)	3.3		(48.5%)	20.2	(14.7)	34.9		n/m
Operating (loss) income margin	(1.5%)	(3.1%)	160	bps		3.6%	(2.7%)	630	bps
Adjusted EBITDA	$8.0	$4.5	$3.5		77.8%	$44.4	$39.5	$4.9		12.4%
Adjusted EBITDA margin	3.4%	2.0%	140	bps		8.0%	7.3%	70	bps
n/m = not meaningful

Net sales for the three month period increased $11.0 million, or 5.0%, with an increase in organic net sales of $16.6 million, or 7.5%.

•Personal care increased $9.3 million, including an increase in NA sales of $3.4 million due to new product placement and distribution in the mass retail channel, increased volume through e-commerce channels, coupled with increased demand in response to the COVID-19 pandemic partially offset by supply constraints; an increase in EMEA sales of $4.8 million due to increased growth in e-commerce channel coupled with demand in response to the COVID-19 pandemic partially offset by supply constraints; and with relatively flat sales in LATAM and an increase in APAC sales of $1.1 million.

•Home and kitchen increased $7.3 million, including an increase in NA of $3.6 million due to new product placement and distribution in mass retail and grocery channels, increased volume through e-commerce channels, coupled with increased demand in response to the COVID-19 pandemic partially offset by supply constraints; an increase in EMEA sales of $1.2 million from promotional volumes; an increase in LATAM sales of $1.9 million from new product distribution; and increase in APAC sales of $0.5 million.

Operating income for the three month period increased $3.3 million with a margin increase of 160 bps due to higher sales volumes, partially offset by promotional pricing and incremental restructuring costs, tariff costs, and negative foreign currency transaction loss. Adjusted EBITDA for the three month period increased $3.5 million with a margin increase of 140 bps due to higher sales volumes, partially offset by tariff costs, and negative foreign currency transaction loss.

Net sales for the six month period increased $15.9 million, or 3.0%, with an increase in organic net sales of $26.7 million, or 5.0%.

•Personal care appliances increased $15.0 million, including an increase in NA sales of $1.8 million due to new product placement and distribution in the mass retail channel, increased volume through online retail channels, coupled with increased demand in response to the COVID-19 pandemic partially offset by supply constraint; an increase in EMEA sales of $12.8 million driven by promotion volumes with traditional and online retailers during holiday season, increased growth in e-commerce channels coupled with increased demand in response to the COVID-19 pandemic partially offset by supply constraints; and an increase in APAC sales of $1.2 million offset by decrease in LATAM sales $0.7 million.

•Home and kitchen appliances increased $11.7 million, including an increase in NA sales of $4.1 million due to new product placement and distribution in mass retail and grocery channels, increased volume through online retail channels, coupled with increased demand in response to the COVID-19 pandemic partially offset by supply constraints; an increase in EMEA sales of $5.4 million from promotional volumes with traditional and online retailers during holiday season; an increase in LATAM sales of $1.9 million from new product distribution; and an increase in APAC sales of $0.3 million.

Operating income for the six month period increased $34.9 million with a margin increase of 630 bps due to higher sales volumes, offset by incremental depreciation and amortization in the prior year associated with HPC business being de-recognized from held for sale, incremental tariff costs, and negative foreign currency transaction loss. Adjusted EBITDA for the six month period increased $4.9 million with a margin increase of 70 bps due to higher sales volume, partially offset by unfavorable product mix from promotional volume, incremental tariff costs, and negative foreign currency transaction loss.

Global Pet Care

	Three Month Periods Ended					Six Month Periods Ended
(in millions, except %)	March 29, 2020	March 31, 2019	Variance			March 29, 2020	March 31, 2019	Variance
Net sales	$236.9	$214.9	$22.0		10.2%	$442.7	$419.6	$23.1		5.5%
Operating income (loss)	28.2	19.7	8.5		43.1%	(24.7)	32.2	(56.9)		n/m
Operating income (loss) margin	11.9%	9.2%	270	bps		(5.6%)	7.7%	(1,330)	bps
Adjusted EBITDA	$40.0	$32.8	$7.2		22.0%	$71.5	$61.9	$9.6		15.5%
Adjusted EBITDA margin	16.9%	15.3%	160	bps		16.2%	14.8%	140	bps
n/m = not meaningful

Net sales for the three month period increased $22.0 million, or 10.2%, with an increase in organic net sales of $22.8 million, or 10.6%.

•Companion animal increased $21.5 million, including an increase in NA sales of $21.6 million from increased demand and customer conversion through online retail channels coupled with an increase in mass retail POS and demand in response to the COVID-19 pandemic; with a moderate increase in EMEA sales offset by a moderate decrease in APAC and LATAM sales.

•Aquatics increased $2.1 million, including an increase in NA sales of $4.1 million from increased demand and customer conversion through online retail channels and pet specialty channels, and acquisition sales of $0.8 million; a decrease in EMEA sales of $2.1 million from slower seasonal distribution; and a marginal increase in APAC and LATAM sales.

Operating income for the three month period increased $8.5 million with a margin improvement of 270 bps due to an increase in sales volume and positive pricing, product cost improvements, and an incremental gain recognized for the final disposition of the Coevorden Operations, partially offset by incremental restructuring costs and transaction costs associated with the Omega acquisition and Coevorden Operations divestiture. Adjusted EBITDA for the three month period increased $7.2 million with a margin increase of 160 bps due to an increase in sales volume and positive pricing and product cost improvements.

Net sales for the six month period increased $23.1 million, or 5.5%, with an increase in organic net sales of $25.1 million, or 6.0%.

•Companion animal increased $25.8 million, including an increase in NA sales of $24.3 million from increased demand and customer conversion through online retail channels coupled with an increase in mass retail POS and retail inventory demand in response to the COVID-19 pandemic; an increase in EMEA sales of $3.4 million; partially offset by decreases in APAC sales of $1.9 million and relatively flat sales in LATAM.

•Aquatics increased $0.1 million, including an increase in NA sales of $1.6 million from increased demand and customer conversion through online retail channels, and pet specialty channels, and acquisition sales of $0.8 million; offset by a decrease in EMEA sales of $1.3 million from slower seasonal distribution; with a moderate increase in LATAM sales offset by a moderate decrease in APAC sales.

Operating income for the six month period decreased $56.9 million due to the recognition of a loss on assets held for sale of $25.7 million associated with the Coevorden Operations divestiture, and a $24.2 million write-off from impairment of intangible assets; incremental transaction costs associated with the Omega acquisition and Coevorden Operations divestiture, plus additional restructuring costs and accelerated depreciation expense as part of the Global Productivity Improvement Plan, offset by increased sales volume, productivity, and positive pricing. Adjusted EBITDA for the six month period increased $9.6 million with a margin increase of 140 bps due to increased sales volume, productivity, and positive pricing.

Home and Garden

	Three Month Periods Ended					Six Month Periods Ended
(in millions, except %)	March 29, 2020	March 31, 2019	Variance			March 29, 2020	March 31, 2019	Variance
Net sales	$139.1	$139.0	$0.1		0.1%	$185.0	$192.3	$(7.3)		(3.8%)
Operating income	23.0	24.6	(1.6)		(6.5%)	14.4	22.3	(7.9)		(35.4%)
Operating income margin	16.5%	17.7%	(120)	bps		7.8%	11.6%	(380)	bps
Adjusted EBITDA	$28.4	$29.6	$(1.2)		(4.1%)	$25.1	$32.7	$(7.6)		(23.2%)
Adjusted EBITDA margin	20.4%	21.3%	(90)	bps		13.6%	17.0%	(340)	bps
n/m = not meaningful

Net sales and organic net sales for the three month period increased $0.1 million, or 0.1%.

•Lawn & garden controls decreased $1.9 million due to slower retail POS on private label product from increased retail pricing.

•Repellents marginally increased $0.1 million.

•Household insect control increased $1.0 million due to volume increase in home center channel.

•Other net sales under the GAC supply agreement were $5.6 million and $4.7 million for the respective three month periods

Operating income decreased $1.6 million with margin decrease of 120 bps due to supplier rebates in prior year and tariff costs, higher marketing and advertising investment spending, partially offset by productivity improvements and mix favorability. Adjusted EBITDA decreased $1.2 million due to higher material and input costs, higher marketing and advertising investment spending, partially offset by productivity improvements.

Net sales and organic net sales for the six month period decreased $7.3 million, or 3.8%.

•Lawn & garden control decreased $0.4 million due to slower retail POS from increased retail pricing and greater competition; offset by earlier seasonal distribution.

•Repellents decreased $4.9 million due to retail inventory levels, earlier seasonal distribution in the prior year and slower POS during the period.

•Household insect controls decreased $2.5 million due to retail inventory levels and slower POS in the period.

•Other net sales under the GAC supply agreement were $10.9 million and $10.4 million for the respective six month periods

Operating income for the six month period decreased $7.9 million with reduction in margin of 380 bps due to lower sales volumes, higher material and input costs including tariffs, higher marketing and advertising investment spending, partially offset by productivity. Adjusted EBITDA for the six month period decreased $7.6 million with reduction in margin of 340 bps due to lower sales volumes, higher material and input costs including tariffs, higher marketing and advertising investment spending, partially offset by productivity.

Liquidity and Capital Resources

The following is a summary of the SBH and SB/RH cash flows from continuing operations for the six month periods ended March 29, 2020 and March 31, 2019, respectively.

	SBH		SB/RH
Six Month Periods Ended (in millions)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Operating activities	$(184.6)	$(279.7)	$(395.3)	$(267.3)
Investing activities	$(17.0)	$2,827.4	$(17.0)	$2,827.4
Financing activities	$35.7	$(2,659.3)	$247.3	$(2,632.8)

Cash Flows from Operating Activities

Cash flows from SBH continuing operations increased $95.1 million primarily due to:

•Decrease in cash used by continuing operations of $37.9 million, including decrease in cash used for working capital of approximately $26.9 million;

•Decrease in cash paid for interest of $80.2 million;

•Decrease in cash paid for taxes of $5.5 million

•Decrease in net corporate expenditures of $0.7 million; offset by

•Increase in cash paid for restructuring and integration related charges of $29.2 million.

Cash flows from operating activities from continuing operations of SB/RH decreased $128.0 million primarily due to the items discussed above except for an incremental operating cash outflow to its parent company for federal net operating losses under the Company’s tax sharing agreement.

Depreciation and Amortization

Depreciation and amortization for the Company was $78.0 million and $102.6 million for the six month periods ended March 29, 2020 and March 31, 2019, respectively. The decrease in depreciation and amortization is primarily attributable to the cumulative adjustment to depreciation and amortization from the change in plan to sell the HPC division in the prior year.

Cash Flows from Investing Activities

Cash flows from investing activities for SBH continuing operations decreased $2,844.4 million primarily due to net proceeds of $2,854.4 million from the sale of the GBL and GAC businesses in the prior year, plus cash paid for Omega acquisition of $17.0 million; partially offset by $28.6 million in proceeds for the sale of shares of Energizer common stock sold during the current period.

Capital Expenditures

Capital expenditures for the Company were $31.7 million and $27.1 million for the six month periods ended March 29, 2020 and March 31, 2019, respectively. We expect to make incremental investments in capital projects as part of our Global Productivity Improvement Plan.

Cash Flows from Financing Activities

Cash flows from financing activities for continuing operations increased $2,695.0 million for the six month period ended March 29, 2020 primarily due to the paydown of debt in the prior year partially offset by proceeds withdrawn from the Revolver in the current period.

Debt

During the six month period ended March 29, 2020, SBH recognized net proceeds from the Revolver Facility of $780.0 million primarily to support working capital needs, and made $130.0 million of payment on debts for the outstanding balance of 6.625% Notes of $117.4 million with premium of early extinguishment of $1.3 million, and other debt payments of $11.3 million. As of March 29, 2020, the Company had borrowing availability of $1.4 million, net of outstanding letters of credit. Subsequent to March 29, 2020, the Company increased its overall capacity of the Revolver Facility by $90.0 million, resulting in a total capacity of $890 million.

At March 29, 2020, we were in compliance with all covenants under the Senior Credit Agreement and the indentures governing the 5.00% Notes, 5.75% Notes, 6.125% Notes, and 4.00% Notes.

The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. On March 26, 2020, S&P downgraded the Company’s corporate credit rating to ‘B’ from ‘B+’, senior secured debt ratings from ‘BB’ to ‘BB-‘ and senior unsecured debt from ‘B+’ to ‘B’, with a negative outlook in response to the changing economic environment and risks attributable to COVID-19. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings.

Refer to Note 10 - Debt in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information.

Equity

There has been no issuance of common stock, other than through the Company’s share-based compensation plans, during the six month periods ended March 29, 2020 and March 31, 2019.

During the six month periods ended March 29, 2020 and March 31, 2019, SBH made cash dividend payments of $39.1 million and $44.6 million, or $0.42 per share, respectively.

During the six month period ended March 29, 2020, the Company paid $364.8 million for the repurchase of common stock, consisting of 6.2 million treasury shares received, including $125 million through an accelerated share repurchase arrangement that was settled February 24, 2020. During the six month period ended March 31, 2019, the Company paid $268.5 million for the repurchase of common stock, consisting of 4.9 million treasury shares received. See Note 15 – Shareholders’ Equity included elsewhere in this Quarterly Report for additional discussion.

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

Because the COVID-19 pandemic has not, as of the date of this report, materially impacted our operations or demand for our products, it has not had a materially negative impact on the Company’s liquidity position.  We have initiated mitigating efforts to manage non-critical capital spending, assess operating spend, preserve cash and increase capacity under our Revolver Facility.  We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so.  However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations & Other Commercial Commitments

As noted in Note 2 – Divestitures included elsewhere within this Quarterly Report, the Company settled its outstanding balance for the Varta indemnification payable with Energizer for $197.0 million during the six month ended March 29, 2020. Additionally, the Company repaid certain of its long-term indebtedness during the six month ended March 29, 2020, as described under Note 10 - Debt. There has otherwise been no material changes to our contractual obligations & other commercial commitments as discussed in our Annual Report on Form 10-K for the year ended September 30, 2019.

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

During the six month period ended March 29, 2020, the Company measured the fair value of its GPC reporting unit goodwill following the recognition of the Coevorden Operations as held for sale. The Company allocated $10.6 million of GPC goodwill to the Coevorden Operations disposal group recognized as held for sale based upon a fair value allocation. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value of the GPC reporting unit, we used a discounted cash flow methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variable. The fair value of the remaining GPC reporting unit exceeded its carrying value by 17% and did not recognize an impairment. The GPC reporting unit goodwill of $429.4 million as of March 29, 2020 is still deemed ‘at risk’ of impairment. The duration and severity of the COVID-19 pandemic could result in additional future impairment charges for the GPC reporting unit goodwill, and potentially other reporting unit goodwill not considered ‘at risk’. While we have concluded that a triggering event did not occur during the three month period ended March 29, 2020, a prolonged pandemic could negatively impact the results of operations, net sales and earnings growth rates, changes in key assumptions and other global and regional macroeconomic factors.

Additionally, the Company assessed the indefinite-lived intangible assets and definite lived intangible assets associated with the continuing commercial DCF business following recognition of the Coevorden Operations as held for sale. For indefinite-lived assets, the Company compares the estimated fair value of the identified trade names to the carrying value to determine if potential impairment exists. If the fair value is less than its carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. During the six month period ended March 29, 2020, the Company recognized $16.6 million impairment on indefinite lived intangible assets due to the reduced value of the associated tradenames, leaving no excess fair value as of the measurement date or risk of future impairment. For the remaining tradenames associated with the DCF business, there were $3.3 million of indefinite lived intangible assets that could be deemed at risk of future impairment due to the limited excess fair value. For definite lived intangible assets, the Company recognized $7.6 million impairment due to the incremental cash flow risk associated with the commercial DCF business following the planned divestiture of the Coevorden Operations, which consisted of the remaining carrying cost of the definite lived intangible assets associated with the commercial DCF business. While a triggering event did not occur during the three month period ended March 29, 2020, a prolonged COVID-19 pandemic could negatively impact net sales growth rate, change in key assumptions and other global and regional macroeconomic factors that could result in additional future impairment charges for indefinite-lived intangible assets.

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

Guarantor Statements - SB/RH

SBI has issued the 5.00% Notes under the 2029 Indenture, 6.125% Notes under the 2024 Indenture, the 5.75% Notes under the 2025 Indenture, and the 4.00% Notes under the 2026 Indenture (collectively, the “Notes”). The Notes are unconditionally, jointly and severally guaranteed, on a senior unsecured basis by SB/RH and SBI’s domestic subsidiaries. The Notes and the related guarantees rank equally in right of payment with all of SBI and the guarantors’ existing and future senior indebtedness and rank senior in right of payment to all of SBI and the guarantors’ future indebtedness that expressively provide for its subordination to the Notes and the related guarantees. Non-guarantor subsidiaries primarily consist of SBI’s foreign subsidiaries.

The following financial information consists of summarized financial information of the Obligor, presented on a combined basis. The “Obligor” consists of the financial statements of SBI as the debt issuer, SB/RH as a parent guarantor, and the domestic subsidiaries of SBI as subsidiary guarantors. Intercompany balances and transactions between SBI and the guarantors have been eliminated. Investments in non-guarantor subsidiaries and the earnings or losses from those non-guarantor subsidiaries have been excluded.

	Six Month Period Ended	Year Ended
(in millions)	March 29, 2020	September 30, 2019
Statement of Operations Data
Third party net sales	$1,254.6	$2,711.6
Intercompany net sales to non-guarantor subsidiaries	31.5	67.3
Total net sales	1,286.1	2,778.9
Gross profit	390.7	858.1
Operating income (loss)	34.1	(23.1)
Net loss from continuing operations	(111.1)	(719.0)
Net loss	(106.8)	(52.8)
Net loss attributable to controlling interest	(106.8)	(52.8)
Statement of Financial Position Data
Current Assets	$1,214.7	$1,101.0
Noncurrent Assets	2,959.7	3,013.1
Current Liabilities	814.1	1,407.7
Noncurrent Liabilities	3,242.2	2,403.8

The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of March 29, 2020 and September 30, 2019 are as follows:

(in millions)	March 29, 2020	September 30, 2020
Statement of Financial Position Data
Current receivables from non-guarantor subsidiaries	$8.2	$—
Long-term receivable from non-guarantor subsidiaries	52.0	87.1
Current payable to non-guarantor subsidiaries	411.0	649.3
Long-term debt with non-guarantor subsidiaries	9.9	10.2

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

No material change in the Company’s market risk has occurred during the six month period ended March 29, 2020. For additional information, refer to Note 10 – Debt and Note 12 – Derivatives to the Condensed Consolidated Financial Statement included elsewhere in the Quarterly Report and to Part II, Items 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

Changes in Internal Control Over Financial Reporting. During the six month period ended March 29, 2020, SBH began updating certain internal controls and supporting processes and systems related to leases in connection with our adoption of ASU No. 2016-02, Leases (Topic 842), further discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, which will continue during the year of adoption for the fiscal year ending September 30, 2020. Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the six month period ended March 29, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting. During the six month period ended March 29, 2020, SB/RH began updating certain internal controls and supporting processes and systems related to leases in connection with our adoption of ASU No. 2016-02, Leases (Topic 842), further discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, which will continue during the year of adoption for the fiscal year ending September 30, 2020. Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the six month period ended March 29, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Litigation

We are a defendant in various litigation matters generally arising in the ordinary course of business. See risk factors below and Note 19 – Commitments and Contingencies included elsewhere in this Quarterly Report. Based on information currently available, we do not believe that any matters or proceedings presently pending will have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

Item 1A.   Risk Factors

Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC on November 15, 2019. We believe that at March 29, 2020, with the exception of changes in the risk factors discussed below, there are no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2019.

The COVID-19 pandemic is a serious emerging threat to the health and economic wellbeing affecting our customers, employees, sources of supply and our financial condition and results of operations.

In March 2020, the World Health Organization announced that COVID-19 has become a pandemic and a National Emergency relating to COVID-19 was announced in the U.S.. There is a possibility of widespread infection in the U.S. and abroad, with the potential for substantial commercial impact. National, state, and local authorities have recommended social distancing and imposed, or are considering imposing, quarantine and isolation measures, on large portions of the population, including mandatory business closures. These measures are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including potential government payments to affected citizens and industries, is uncertain.

The sweeping nature of COVID-19 makes it extremely difficult to predict the long-term ramifications on our financial condition and results of operations. However, the likely overall economic impact of COVID-19 is viewed as highly negative to the general economy. These impacts may include, but are not limited to:

•significant reductions in, or volatility of, demand for our products, which may be caused by the inability of consumers to purchase our products due to illness, quarantine, travel restrictions, store closures, general financial hardship or changes in consumer spending habits;

•inability to meet customers’ needs or achieve cost targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing or availability of key product components, transportation, workforce, or other manufacturing and distribution capability;

•failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, contractors, commercial banks, and other business partners, to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact our operations;

•significant change in the political conditions in markets in which we manufacture, sell or distribute our products, including governmental or regulatory actions such as quarantines, closures or other restrictions, that limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise prevent our third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale and support of our products, which could adversely impact our results or impairment of the Company’s net assets;

•disruptions and stress in capital markets that could impact the cost and availability of capital for us and for our customers, suppliers and other business partners; or

•quarantines, stay-at-home orders and other limitations can disrupt our product development, branding, research and administrative functions, regardless of whether we are actually forced to close our own facilities and similar disruptions that may also effect other organizations and persons that we collaborate with or whose services we are dependent on; or

•the need for our employees and business partners to work remotely in these circumstances also creates greater potential for risks related to cybersecurity, confidentiality and data privacy.

As of the date of this report, we have been classified as an essential business in the jurisdictions that have mandated closure of non-essential businesses, and therefore have generally been allowed to remain open. However, we can give no assurance that this will not change in the future. Despite our efforts to manage and remedy the impact of COVID-19 on our financial condition and results of operations, the ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken by governmental authorities to contain its spread and mitigate its public health effects. Additionally, as the COVID-19 pandemic conditions wane, we cannot predict how quickly the marketplaces in which we operate will return to normal. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity position. The duration of any such impacts cannot be predicted. See further discussion in Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations.

Reliance on third-party relationships and outsourcing arrangements could adversely affect our business.

We rely on third parties, including suppliers, distributors, alliances with other companies, and third-party service providers, for selected aspects of product development, manufacture, commercialization, support for information technology systems, product distribution, and certain financial transactional processes. Additionally, we have outsourced certain functions to third-party service providers to leverage leading specialized capabilities and achieve cost efficiencies. Outsourcing these functions involves the risk that third-party service providers may not perform to our standards or legal requirements, may not produce reliable results, may not perform in a timely manner, may not maintain the confidentiality of our proprietary information, or may fail to perform at all. Additionally, any disruption, such as a government shutdown, war, natural disaster or global pandemic (including the current COVID-19 pandemic), could affect the ability of our third-party service providers to meet their contractual obligations to us. Failure of these third parties to meet their contractual, regulatory, confidentiality or other obligations to us could result in material financial loss, higher costs, regulatory actions, and reputational harm.

Uncertain global economic conditions may adversely impact demand for our products or cause our customers and other business partners to suffer financial hardship, which could adversely impact our business.

Our business could be negatively impacted by reduced demand for our products related to one or more significant local, regional or global economic disruptions, the risk of which are aggravated by the COVID-19 pandemic, such as: a slow-down in the general economy; reduced market growth rates; tighter credit markets for our suppliers, vendors or customers; a significant shift in government policies; the deterioration of economic relations between countries or regions, including potential negative consumer sentiment toward non-local products or sources; or the inability to conduct day-to-day transactions through our financial intermediaries to pay funds to, or collect funds from, our customers, vendors and suppliers. Additionally, economic conditions may cause our suppliers, distributors, contractors or other third-party partners to suffer financial difficulties that they cannot overcome, resulting in their inability to provide us with the materials and services we need, in which case our business and results of operations could be adversely affected. Customers may also suffer financial hardships due to economic conditions such that their accounts become uncollectible or are subject to longer collection cycles. In addition, if we are unable to generate sufficient income and cash flow, it could affect the Company’s ability to achieve expected share repurchase and dividend payments.

Disruption in our global supply chain may negatively impact our business results.

Our ability to meet our customers’ needs and achieve cost targets depends on our ability to maintain key manufacturing and supply arrangements, including execution of supply chain optimizations and certain sole supplier or sole manufacturing plant arrangements. The loss or disruption of such manufacturing and supply arrangements, including for issues such as labor disputes, loss or impairment of key manufacturing sites, discontinuity in our internal information and data systems, inability to procure sufficient raw or input materials, significant changes in trade policy, natural disasters, increasing severity or frequency of extreme weather events due to climate change or otherwise, acts of war or terrorism, the COVID-19 pandemic or other disease outbreaks or other external factors over which we have no control, have interrupted product supply and, if not effectively managed and remedied, could have an adverse impact on our business, financial condition or results of operations.

Certain provisions of our charter, bylaws, and of the Delaware General Corporation Law (the “DGCL”) have anti-takeover effects and could delay, discourage, defer or prevent a tender offer or takeover attempt that a stockholder might consider to be in the stockholder’s best interests.

Certain provisions of our charter and bylaws and the DGCL may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of the Company and its stockholders. Such provisions include, among other things, those that:

•provide for a classified board of directors with staggered three-year terms;

•authorize the board of directors to issue preferred shares and to determine the terms, including the number of shares, voting powers, redemption provisions, dividend rates, liquidation preferences and conversion rights, of those shares, without stockholder approval;

•permit the removal of directors by the stockholders only for cause and then only by the affirmative vote of a majority of the outstanding shares of our common stock;

•opt in to Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in a “business combination” with any interested stockholder (generally speaking a stockholder who holds 15% or more of our voting stock) for three years from the date such stockholder becomes an interested stockholder unless certain conditions are met; and

•subject to certain exceptions, prohibit any person from acquiring shares of our common stock if such person is, or would become as a result of the acquisition, a “Substantial Holder” (as defined in our charter).

These provisions may frustrate or prevent attempts by stockholders to cause a change in control of the Company or to replace members of its board of directors.

Item 1B.   Other Information

On April 30, 2020, the Company announced that it is withdrawing the guidance it released with respect to its fiscal 2020 and the first quarter of 2020 as a result of the lack of business visibility into the impacts of the COVID-19 pandemic. The reason for the withdrawal of guidance included demand volatility and unpredictability in supply chain disruptions. The Company expects to provide an annual outlook when business conditions return to a more normal environment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2018, the Board of Directors approved a $1 billion common stock repurchase program. The authorization is effective for 36 months. The following table summarizes the common stock repurchases under the program for the six month period ended March 29, 2020:

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that may
	Purchased	Per Share	as Part of Plan	Yet Be Purchased
As of September 30, 2019	4,610,700	$54.22	4,610,700	$750,001,219
October 1, 2019 to October 27, 2019	—	—	—	750,001,219
October 28, 2019 to November 24, 2019	35,568	62.27	35,568	747,786,559
November 25, 2019 to December 29, 2019	1,275,844	62.05	1,275,844	668,618,252
ASR November, 2019	1,719,534	61.79	1,719,534	562,368,246
As of December 29, 2019	7,641,646	57.27	7,641,646	562,368,246
December 30, 2019 to January 26, 2020	168,646	63.54	168,646	551,652,108
January 27, 2020 to February 23, 2020	226,217	60.00	226,217	538,079,881
February 24, 2020 to March 29, 2020	2,340,571	53.36	2,340,571	413,186,222
ASR March, 2020	309,857	60.51	309,857	394,436,228
As of March 29, 2020	10,686,937	$56.66	10,686,937	$394,436,228

During the six month periods ended March 29, 2020, the Company also repurchased $9.2 million of common stock in private purchases with employees at fair value, consisting of 0.2 million of common stock repurchases at an average share price of $62.30 per share, which are not included in the common stock repurchase program summarized above.

Item 5. Other Information

None

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2020
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2020
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

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.*
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.*
Exhibit 32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC *
Exhibit 32.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC *
Exhibit 21.1	List of Guarantor Subsidiaries*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
* Filed herewith
** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."