Form 10-Q
period 2020-06-28
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2020-07-31
CIK 109177, 1592706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to______

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Offices, and Telephone No.	IRS Employer Identification No.

1-4219	Spectrum Brands Holdings, Inc.	74-1339132
(a Delaware corporation)
3001 Deming Way
Middleton, WI 53562
(608) 275-3340
www.spectrumbrands.com

333-192634-03	SB/RH Holdings, LLC	27-2812840
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
As of July 28, 2020, there were 43,056,296 shares outstanding of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.
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
•the impact of cybersecurity breaches or our actual or perceived failure to protect company and personal data, including our failure to comply with new and increasingly complex global data privacy regulations;
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
•the ability to achieve our goals regarding environmental, social, and governance practices;
•our increased reliance on third party partners, suppliers, and distributors to achieve our business objectives.
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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
As of June 28, 2020, and September 30, 2019
(unaudited)

(in millions)	June 28, 2020	September 30, 2019
Assets
Cash and cash equivalents	$465.9	$627.1
Trade receivables, net	446.8	356.7
Other receivables	91.2	74.2
Inventories	568.1	548.4
Prepaid expenses and other current assets	58.6	53.5
Total current assets	1,630.6	1,659.9
Property, plant and equipment, net	394.6	452.9
Operating lease assets	92.4	—
Investments	142.9	230.8
Deferred charges and other	74.0	67.2
Goodwill	1,327.9	1,328.1
Intangible assets, net	1,440.2	1,507.1
Total assets	$5,102.6	$5,246.0
Liabilities and Shareholders' Equity
Current portion of long-term debt	$13.9	$136.9
Accounts payable	446.2	456.8
Accrued wages and salaries	66.7	72.1
Accrued interest	36.7	29.3
Indemnification payable to Energizer	34.0	230.8
Other current liabilities	184.8	214.2
Total current liabilities	782.3	1,140.1
Long-term debt, net of current portion	2,677.2	2,214.4
Long-term operating lease liabilities	78.7	—
Deferred income taxes	64.8	50.6
Other long-term liabilities	114.1	112.0
Total liabilities	3,717.1	3,517.1
Commitments and contingencies (Note 19)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	2,042.8	2,031.1
Accumulated earnings	217.3	223.8
Accumulated other comprehensive loss, net of tax	(276.8)	(273.6)
Treasury stock	(606.9)	(260.9)
Total shareholders' equity	1,376.9	1,720.9
Non-controlling interest	8.6	8.0
Total equity	1,385.5	1,728.9
Total liabilities and equity	$5,102.6	$5,246.0
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Income
For the three and nine month periods ended June 28, 2020 and June 30, 2019
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except per share)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net Sales	$984.3	$1,022.2	$2,793.6	$2,809.2
Cost of goods sold	635.7	660.7	1,834.2	1,835.3
Restructuring and related charges	(0.3)	0.5	12.5	1.5
Gross profit	348.9	361.0	946.9	972.4
Selling	141.3	152.1	437.4	459.1
General and administrative	83.6	80.6	245.7	263.6
Research and development	9.7	10.5	29.7	32.7
Restructuring and related charges	12.5	20.2	49.1	40.7
Transaction related charges	6.1	4.8	17.4	16.4
Loss on assets held for sale	1.1	—	26.8	—
Write-off from impairment of intangible assets	—	—	24.2	—
Total operating expenses	254.3	268.2	830.3	812.5
Operating income	94.6	92.8	116.6	159.9
Interest expense	36.1	33.9	106.5	185.1
Gain from extinguishment of Salus CLO debt	(76.2)	—	(76.2)	—
Other non-operating (income) expense, net	(56.5)	39.4	10.2	64.2
Income (loss) from continuing operations before income taxes	191.2	19.5	76.1	(89.4)
Income tax expense	53.6	44.2	35.3	18.2
Net income (loss) from continuing operations	137.6	(24.7)	40.8	(107.6)
Income (loss) from discontinued operations, net of tax	8.0	(1.2)	12.2	699.1
Net income (loss)	145.6	(25.9)	53.0	591.5
Net income attributable to non-controlling interest	0.5	—	0.6	1.2
Net income (loss) attributable to controlling interest	$145.1	$(25.9)	$52.4	$590.3
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$137.1	$(24.7)	$40.2	$(108.8)
Net income (loss) from discontinued operations attributable to controlling interest	8.0	(1.2)	12.2	699.1
Net income (loss) attributable to controlling interest	$145.1	$(25.9)	$52.4	$590.3
Earnings Per Share
Basic earnings per share from continuing operations	$3.19	$(0.51)	$0.89	$(2.12)
Basic earnings per share from discontinued operations	0.18	(0.02)	0.27	13.62
Basic earnings per share	$3.37	$(0.53)	$1.16	$11.50
Diluted earnings per share from continuing operations	$3.18	$(0.51)	$0.89	$(2.12)
Diluted earnings per share from discontinued operations	0.18	(0.02)	0.27	13.62
Diluted earnings per share	$3.36	(0.53)	1.16	$11.50
Dividend per share	$0.42	$0.42	$1.26	$1.26
Weighted Average Shares Outstanding
Basic	43.1	48.8	45.3	51.3
Diluted	43.2	48.8	45.4	51.3
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Comprehensive Income
For the three and nine month periods ended June 28, 2020 and June 30, 2019
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net income (loss)	$145.6	$(25.9)	$53.0	$591.5
Other comprehensive income (loss)
Foreign currency translation gain (loss)	7.5	(6.6)	(13.3)	(7.1)
Deferred tax effect	(0.1)	0.1	—	(4.8)
Net unrealized gain (loss) on foreign currency translation	7.4	(6.5)	(13.3)	(11.9)
Unrealized loss on derivative instruments
Unrealized (loss) gain on hedging activity before reclassification	(2.1)	(0.4)	(0.5)	5.4
Net reclassification for gain to income from continuing operations	(2.0)	(2.5)	(6.3)	(8.2)
Net reclassification for loss to income from discontinued operations	—	—	—	0.5
Unrealized loss on hedging instruments after reclassification	(4.1)	(2.9)	(6.8)	(2.3)
Deferred tax effect	1.7	2.4	2.8	(2.6)
Net unrealized loss on hedging derivative instruments	(2.4)	(0.5)	(4.0)	(4.9)
Defined benefit pension gain
Defined benefit pension (loss) gain before reclassification	(0.8)	0.1	3.0	0.9
Net reclassification for loss to income from continuing operations	1.0	0.5	3.1	1.5
Net reclassification for loss to income from discontinued operations	—	—	—	0.2
Defined benefit pension gain after reclassification	0.2	0.6	6.1	2.6
Deferred tax effect	—	(0.1)	(0.4)	(0.7)
Net defined benefit pension gain	0.2	0.5	5.7	1.9
Deconsolidation of discontinued operations and assets held for sale	—	—	8.1	21.9
Net change to derive comprehensive income (loss) for the periods	5.2	(6.5)	(3.5)	7.0
Comprehensive income (loss)	150.8	(32.4)	49.5	598.5
Comprehensive loss attributable to non-controlling interest	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to controlling interest	$150.8	$(32.3)	$49.5	$598.6
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholder’s Equity
For the nine month period ended June 28, 2020
(unaudited)

Nine Month Period Ended June 28, 2020 (in millions)	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
	Shares	Amount
Balances at September 30, 2019	48.8	$0.5	$2,031.1	$223.8	$(273.6)	$(260.9)	$1,720.9	$8.0	$1,728.9
Net (loss) income from continuing operations	—	—	—	(38.6)	—	—	(38.6)	0.9	(37.7)
Income from discontinued operations, net of tax	—	—	—	2.8	—	—	2.8	—	2.8
Other comprehensive income, net of tax	—	—	—	—	24.2	—	24.2	0.1	24.3
Treasury stock repurchases	(1.5)	—	—	—	—	(90.6)	(90.6)	—	(90.6)
Accelerated share repurchase pending final settlement	(1.7)	—	(18.7)	—	—	(106.3)	(125.0)	—	(125.0)
Restricted stock issued and related tax withholdings	0.5	—	(13.3)	—	—	18.2	4.9	—	4.9
Share based compensation	—	—	8.5	—	—	—	8.5	—	8.5
Dividends declared	—	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Cumulative adjustment for adoption of new accounting standards (Note 1)	—	—	—	(0.3)	0.3	—	—	—	—
Balances as of December 29, 2019	46.1	0.5	2,007.6	167.5	(249.1)	(439.6)	1,486.9	9.0	1,495.9
Net loss from continuing operations	—	—	—	(58.4)	—	—	(58.4)	(0.8)	(59.2)
Income from discontinued operations, net of tax	—	—	—	1.4	—	—	1.4	—	1.4
Sale and deconsolidation of assets held for sale	—	—	—	—	8.1	—	8.1	—	8.1
Other comprehensive loss, net of tax	—	—	—	—	(41.0)	—	(41.0)	(0.1)	(41.1)
Treasury stock repurchases	(2.7)	—	—	—	—	(149.2)	(149.2)	—	(149.2)
Accelerated share repurchase final settlement	(0.3)	—	18.5	—	—	(18.5)	—	—	—
Restricted stock issued and related tax withholdings	—	—	(0.7)	—	—	0.4	(0.3)	—	(0.3)
Share based compensation	—	—	8.9	—	—	—	8.9	—	8.9
Dividends declared	—	—	—	(19.7)	—	—	(19.7)	—	(19.7)
Balances as of March 29, 2020	43.1	0.5	2,034.3	90.8	(282.0)	(606.9)	1,236.7	8.1	1,244.8
Net income from continuing operations	—	—	—	137.1	—	—	137.1	0.5	137.6
Income from discontinued operations, net of tax	—	—	—	8.0	—	—	8.0	—	8.0
Other comprehensive income, net of tax	—	—	—	—	5.2	—	5.2	—	5.2
Restricted stock issued and related tax withholdings	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Share based compensation	—	—	8.6	—	—	—	8.6	—	8.6
Dividends declared	—	—	—	(18.6)	—	—	(18.6)	—	(18.6)
Balances at June 28, 2020	43.1	$0.5	$2,042.8	$217.3	$(276.8)	$(606.9)	$1,376.9	$8.6	$1,385.5
See accompanying notes to the condensed consolidated financial statements
SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholder’s Equity
For the nine month period ended June 30, 2019
(unaudited)

Nine Month Period Ended June 30, 2019 (in millions)	Common Stock		Additional Paid-in Capital	Accumulated Deficit/Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
	Shares	Amount
Balances as of September 30, 2018	53.4	$0.5	$1,996.7	$(180.1)	$(235.8)	$—	$1,581.3	$8.3	$1,589.6
Net (loss) income from continuing operations	—	—	—	(29.2)	—	—	(29.2)	0.2	(29.0)
Loss from discontinued operations, net of tax	—	—	—	(83.2)	—	—	(83.2)	—	(83.2)
Other comprehensive loss, net of tax	—	—	—	—	(11.0)	—	(11.0)	—	(11.0)
Treasury stock repurchases	(0.3)	—	—	—	—	(18.5)	(18.5)	—	(18.5)
Restricted stock issued and related tax withholdings	0.3	—	7.5	(0.2)	—	3.9	11.2	—	11.2
Share based compensation	—	—	3.2	—	—	—	3.2	—	3.2
Dividends declared	—	—	—	(22.5)	—	—	(22.5)	—	(22.5)
Cumulative adjustment for adoption of new accounting standards	—	—	—	(3.2)	—	—	(3.2)	—	(3.2)
Balances as of December 30, 2018	53.4	0.5	2,007.4	(318.4)	(246.8)	(14.6)	1,428.1	8.5	1,436.6
Net (loss) income from continuing operations	—	—	—	(55.0)	—	—	(55.0)	1.0	(54.0)
Income from discontinued operations, net of tax	—	—	—	783.6	—	—	783.6	—	783.6
Sale and deconsolidation of discontinued operations	—	—	—	—	21.9	—	21.9	—	21.9
Other comprehensive income, net of tax	—	—	—	—	2.6	—	2.6	—	2.6
Treasury stock repurchases	(4.6)	—	—	—	—	(250.0)	(250.0)	—	(250.0)
Restricted stock issued and related tax withholdings	—	—	(0.2)	—	—	0.4	0.2	—	0.2
Share based compensation	—	—	10.3	—	—	—	10.3	—	10.3
Dividends declared	—	—	—	(22.6)	—	—	(22.6)	—	(22.6)
Balances as of March 31, 2019	48.8	0.5	2,017.5	387.6	(222.3)	(264.2)	1,919.1	9.5	1,928.6
Net loss from continuing operations	—	—	—	(24.7)	—	—	(24.7)	—	(24.7)
Loss from discontinued operations, net of tax	—	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Other comprehensive loss, net of tax	—	—	—	—	(6.4)	—	(6.4)	(0.1)	(6.5)
Restricted stock issued and related tax withholdings	—	—	(1.9)	—	—	1.2	(0.7)	—	(0.7)
Share based compensation	—	—	9.7	—	—	—	9.7	—	9.7
Dividends declared	—	—	—	(21.2)	—	—	(21.2)	—	(21.2)
Balances as of June 30, 2019	48.8	$0.5	$2,025.3	$340.5	$(228.7)	$(263.0)	$1,874.6	$9.4	$1,884.0
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the nine month periods ended June 28, 2020 and June 30, 2019
(unaudited)

	Nine Month Periods Ended
(in millions)	June 28, 2020	June 30, 2019
Cash flows from operating activities
Net income	$53.0	$591.5
Income from discontinued operations, net of tax	12.2	699.1
Net income (loss) from continuing operations	40.8	(107.6)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	113.1	138.4
Share based compensation	38.8	35.8
Unrealized (gain) loss on equity investments held	(5.3)	38.2
Realized loss on equity investments sold	13.5	—
Loss on assets held for sale	26.8	—
Write-off from impairment of intangible assets	24.2	—
Amortization of debt issuance costs and debt discount	3.7	8.3
Write-off of unamortized discount and debt issuance costs	1.1	36.6
Gain from extinguishment of Salus CLO debt	(76.2)	—
Deferred tax expense (benefit)	5.3	(25.2)
Net changes in operating assets and liabilities	(150.4)	(310.6)
Net cash provided (used) by operating activities from continuing operations	35.4	(186.1)
Net cash used by operating activities from discontinued operations	—	(250.4)
Net cash provided (used) by operating activities	35.4	(436.5)
Cash flows from investing activities
Purchases of property, plant and equipment	(44.5)	(40.3)
Proceeds from disposal of property, plant and equipment	0.7	0.1
Proceeds from sale of assets held for sale	30.1	—
Proceeds from sale of discontinued operations, net of cash	3.6	2,854.4
Business acquisitions, net of cash acquired	(17.0)	—
Proceeds from sale of equity investment	68.0	—
Other investing activity	2.5	(0.2)
Net cash provided by investing activities from continuing operations	43.4	2,814.0
Net cash used by investing activities from discontinued operations	—	(5.4)
Net cash provided by investing activities	43.4	2,808.6
Cash flows from financing activities
Payment of debt, including premium on extinguishment	(132.7)	(2,475.1)
Proceeds from issuance of debt	528.0	54.0
Payment of debt issuance costs	(0.8)	(0.1)
Payment of contingent consideration	(197.0)	—
Treasury stock purchases	(239.8)	(268.5)
Accelerated share repurchase	(125.0)	—
Dividends paid to shareholders	(57.2)	(65.1)
Share based award tax withholding payments, net of proceeds upon vesting	(12.6)	(3.3)
Other financing activities, net	—	(8.9)
Net cash used by financing activities from continuing operations	(237.1)	(2,767.0)
Net cash used by financing activities from discontinued operations	—	(2.2)
Net cash used by financing activities	(237.1)	(2,769.2)
Effect of exchange rate changes on cash and cash equivalents	—	(2.9)
Net change in cash, cash equivalents and restricted cash in continuing operations	(158.3)	(400.0)
Cash, cash equivalents, and restricted cash, beginning of period	627.1	561.4
Cash, cash equivalents, and restricted cash, end of period	$468.8	$161.4
Supplemental disclosure of cash flow information
Cash paid for interest	$92.1	$172.1
Cash paid for taxes	$34.7	$43.9
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$3.6	$2.1
Non cash financing activities
Issuance of shares through stock compensation plan	$39.3	$26.1
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Financial Position
As of June 28, 2020 and September 30, 2019
(unaudited)

(in millions)	June 28, 2020	September 30, 2019
Assets
Cash and cash equivalents	$461.9	$621.9
Trade receivables, net	446.8	356.7
Other receivables	171.5	140.1
Inventories	568.1	548.4
Prepaid expenses and other current assets	58.6	53.5
Total current assets	1,706.9	1,720.6
Property, plant and equipment, net	394.6	452.9
Operating lease assets	92.4	—
Investments	142.9	230.8
Deferred charges and other	56.8	51.7
Goodwill	1,327.9	1,328.1
Intangible assets, net	1,440.2	1,507.1
Total assets	$5,161.7	$5,291.2
Liabilities and Shareholder's Equity
Current portion of long-term debt	$13.9	$136.9
Accounts payable	446.1	463.8
Accrued wages and salaries	66.7	72.0
Accrued interest	36.7	29.3
Indemnification payable to Energizer	34.0	230.8
Income tax payable	13.2	238.7
Other current liabilities	170.3	182.7
Total current liabilities	780.9	1,354.2
Long-term debt, net of current portion	2,677.2	2,139.1
Long-term operating lease liabilities	78.7	—
Deferred income taxes	265.9	251.4
Other long-term liabilities	121.1	111.8
Total liabilities	3,923.8	3,856.5
Commitments and contingencies (Note 19)
Shareholder's equity
Other capital	2,142.9	2,113.3
Accumulated deficit	(638.5)	(414.7)
Accumulated other comprehensive loss, net of tax	(276.7)	(273.5)
Total shareholder's equity	1,227.7	1,425.1
Non-controlling interest	10.2	9.6
Total equity	1,237.9	1,434.7
Total liabilities and equity	$5,161.7	$5,291.2
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Income
For the three and nine month periods ended June 28, 2020 and June 30, 2019
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net Sales	$984.3	$1,022.2	$2,793.6	$2,809.2
Cost of goods sold	635.7	660.7	1,834.2	1,835.3
Restructuring and related charges	(0.3)	0.5	12.5	1.5
Gross profit	348.9	361.0	946.9	972.4
Selling	141.3	152.1	437.4	459.1
General and administrative	82.0	79.3	239.5	259.8
Research and development	9.7	10.5	29.7	32.7
Restructuring and related charges	12.5	20.2	49.1	40.7
Transaction related charges	6.1	4.8	17.4	16.4
Loss on assets held for sale	1.1	—	26.8	—
Write-off from impairment of intangible assets	—	—	24.2	—
Total operating expenses	252.7	266.9	824.1	808.7
Operating income	96.2	94.1	122.8	163.7
Interest expense	36.0	33.7	106.0	125.2
Other non-operating (income) expense, net	(56.5)	39.4	10.2	64.5
Income (loss) from continuing operations before income taxes	116.7	21.0	6.6	(26.0)
Income tax expense	35.4	49.9	18.8	34.1
Net income (loss) from continuing operations	81.3	(28.9)	(12.2)	(60.1)
Income (loss) from discontinued operations, net of tax	8.0	(1.2)	12.2	699.1
Net income (loss)	89.3	(30.1)	—	639.0
Net income attributable to non-controlling interest	0.5	—	0.6	1.2
Net income (loss) attributable to controlling interest	$88.8	$(30.1)	$(0.6)	$637.8
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$80.8	$(28.9)	$(12.8)	$(61.3)
Net income (loss) from discontinued operations attributable to controlling interest	8.0	(1.2)	12.2	699.1
Net income (loss) attributable to controlling interest	$88.8	$(30.1)	$(0.6)	$637.8
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Comprehensive Income
For the three and nine month periods ended June 28, 2020 and June 30, 2019
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net income (loss)	$89.3	$(30.1)	$—	$639.0
Other comprehensive income (loss)
Foreign currency translation gain (loss)	7.5	(6.6)	(13.3)	(7.1)
Deferred tax effect	(0.1)	0.1	—	(4.8)
Net unrealized gain (loss) on foreign currency translation	7.4	(6.5)	(13.3)	(11.9)
Unrealized loss on derivative instruments
Unrealized (loss) gain on hedging activity before reclassification	(2.1)	(0.4)	(0.5)	5.4
Net reclassification for gain to income from continuing operations	(2.0)	(2.5)	(6.3)	(8.2)
Net reclassification for loss to income from discontinued operations	—	—	—	0.5
Unrealized loss on hedging instruments after reclassification	(4.1)	(2.9)	(6.8)	(2.3)
Deferred tax effect	1.7	2.4	2.8	(2.6)
Net unrealized loss on hedging derivative instruments	(2.4)	(0.5)	(4.0)	(4.9)
Defined benefit pension gain
Defined benefit pension (loss) gain before reclassification	(0.8)	0.1	3.0	0.9
Net reclassification for loss to income from continuing operations	1.0	0.5	3.1	1.5
Net reclassification for loss to income from discontinued operations	—	—	—	0.2
Defined benefit pension gain after reclassification	0.2	0.6	6.1	2.6
Deferred tax effect	—	(0.1)	(0.4)	(0.7)
Net defined benefit pension gain	0.2	0.5	5.7	1.9
Deconsolidation of discontinued operations and assets held for sale	—	—	8.1	21.9
Net change to derive comprehensive income (loss) for the period	5.2	(6.5)	(3.5)	7.0
Comprehensive income (loss)	94.5	(36.6)	(3.5)	646.0
Comprehensive loss attributable to non-controlling interest	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to controlling interest	$94.5	$(36.5)	$(3.5)	$646.1
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder’s Equity
For the nine month periods ended June 28, 2020
(unaudited)

Nine Month Period Ended June 28, 2020 (in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances as of September 30, 2019	$2,113.3	$(414.7)	$(273.5)	$1,425.1	$9.6	$1,434.7
Net (loss) income from continuing operations	—	(37.7)	—	(37.7)	0.9	(36.8)
Income from discontinued operations, net of tax	—	2.8	—	2.8	—	2.8
Other comprehensive income, net of tax	—	—	24.2	24.2	0.1	24.3
Restricted stock issued and related tax withholdings	4.9	—	—	4.9	—	4.9
Share based compensation	8.5	—	—	8.5	—	8.5
Dividends paid to parent	—	(36.7)	—	(36.7)	—	(36.7)
Cumulative adjustment for adoption of new accounting standards (Note 1)	—	(0.3)	0.3	—	—	—
Balances as of December 29, 2019	2,126.7	(486.6)	(249.0)	1,391.1	10.6	1,401.7
Net loss from continuing operations	—	(55.8)	—	(55.8)	(0.8)	(56.6)
Income from discontinued operations, net of tax	—	1.4	—	1.4	—	1.4
Sale and deconsolidation of assets held for sale	—	—	8.1	8.1	—	8.1
Other comprehensive loss, net of tax	—	—	(41.0)	(41.0)	(0.1)	(41.1)
Restricted stock issued and related tax withholdings	(0.3)	—	—	(0.3)	—	(0.3)
Share based compensation	8.3	—	—	8.3	—	8.3
Dividends paid to parent	—	(168.2)	—	(168.2)	—	(168.2)
Balances as of March 29, 2020	2,134.7	(709.2)	(281.9)	1,143.6	9.7	1,153.3
Net income from continuing operations	—	80.8	—	80.8	0.5	81.3
Income from discontinued operations, net of tax	—	8.0	—	8.0	—	8.0
Other comprehensive income, net of tax	—	—	5.2	5.2	—	5.2
Share based compensation	8.2	—	—	8.2	—	8.2
Dividends paid to parent	—	(18.1)	—	(18.1)	—	(18.1)
Balances as of June 28, 2020	$2,142.9	$(638.5)	$(276.7)	$1,227.7	$10.2	$1,237.9
See accompanying notes to the condensed consolidated financial statements
SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder’s Equity
For the nine month periods ended June 30, 2019
(unaudited)

Nine Month Period Ended June 30, 2019 (in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances as of September 30, 2018	$2,073.0	$(235.5)	$(235.7)	$1,601.8	$9.9	$1,611.7
Net (loss) income from continuing operations	—	(19.1)	—	(19.1)	0.2	(18.9)
Loss from discontinued operations, net of tax	—	(83.2)	—	(83.2)	—	(83.2)
Other comprehensive loss, net of tax	—	—	(11.0)	(11.0)	—	(11.0)
Restricted stock issued and related tax withholdings	11.3	—	—	11.3	—	11.3
Share based compensation	2.8	—	—	2.8	—	2.8
Dividends paid to parent	—	(30.4)	—	(30.4)	—	(30.4)
Cumulative adjustment for adoption of new accounting standards	—	(3.2)	—	(3.2)	—	(3.2)
Balances as of December 30, 2018	2,087.1	(371.4)	(246.7)	1,469.0	10.1	1,479.1
Net (loss) income from continuing operations	—	(13.4)	—	(13.4)	1.0	(12.4)
Income from discontinued operations, net of tax	—	783.6	—	783.6	—	783.6
Sale and deconsolidation of discontinued operations	—	—	21.9	21.9	—	21.9
Other comprehensive income, net of tax	—	—	2.6	2.6	—	2.6
Restricted stock issued and related tax withholdings	0.2	—	—	0.2	—	0.2
Share based compensation	9.9	—	—	9.9	—	9.9
Dividends paid to parent	—	(646.0)	—	(646.0)	—	(646.0)
Balances as of March 31, 2019	2,097.2	(247.2)	(222.2)	1,627.8	11.1	1,638.9
Net loss from continuing operations	—	(28.9)	—	(28.9)	—	(28.9)
Loss from discontinued operations, net of tax	—	(1.2)	—	(1.2)	—	(1.2)
Other comprehensive loss, net of tax	—	—	(6.4)	(6.4)	(0.1)	(6.5)
Restricted stock issued and related tax withholdings	(0.7)	—	—	(0.7)	—	(0.7)
Share based compensation	9.3	—	—	9.3	—	9.3
Dividends paid to parent	—	(20.5)	—	(20.5)	—	(20.5)
Balances as of June 30, 2019	$2,105.8	$(297.8)	$(228.6)	$1,579.4	$11.0	$1,590.4
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Cash Flows
For the nine month periods ended June 28, 2020 and June 30, 2019
(unaudited)

	Nine Month Periods Ended
(in millions)	June 28, 2020	June 30, 2019
Cash flows from operating activities
Net income	$—	$639.0
Income from discontinued operations, net of tax	12.2	699.1
Net loss from continuing operations	(12.2)	(60.1)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	113.1	138.4
Share based compensation	37.9	34.7
Unrealized (gain) loss on equity investments held	(5.3)	38.2
Realized loss on equity investments sold	13.5	—
Loss on assets held for sale	26.8	—
Write-off from impairment of intangible assets	24.2	—
Amortization of debt issuance costs and debt discount	2.8	5.0
Write-off of unamortized discount and debt issuance costs	1.1	12.7
Deferred tax expense (benefit)	21.8	(9.2)
Net changes in operating assets and liabilities	(398.7)	(331.1)
Net cash used by operating activities from continuing operations	(175.0)	(171.4)
Net cash used by operating activities from discontinued operations	—	(250.4)
Net cash used by operating activities	(175.0)	(421.8)
Cash flows from investing activities
Purchases of property, plant and equipment	(44.5)	(40.3)
Proceeds from disposal of property, plant and equipment	0.7	0.1
Proceeds from sale of assets held for sale	30.1	—
Proceeds from sale of discontinued operations, net of cash	3.6	2,854.4
Business acquisitions, net of cash acquired	(17.0)	—
Proceeds from sale of equity investment	68.0	—
Other investing activities	2.5	(0.2)
Net cash provided by investing activities from continuing operations	43.4	2,814.0
Net cash used by investing activities from discontinued operations	—	(5.4)
Net cash provided by investing activities	43.4	2,808.6
Cash flows from financing activities
Payment of debt, including premium on extinguishment	(132.7)	(2,087.9)
Proceeds from issuance of debt	528.0	54.0
Payment of debt issuance costs	(0.8)	(0.1)
Payment of contingent consideration	(197.0)	—
Payment of cash dividends to parent	(223.0)	(696.9)
Other financing activities, net	—	(8.9)
Net cash used by financing activities from continuing operations	(25.5)	(2,739.8)
Net cash used by financing activities from discontinued operations	—	(2.2)
Net cash used by financing activities	(25.5)	(2,742.0)
Effect of exchange rate changes on cash and cash equivalents	—	(2.9)
Net change in cash, cash equivalents and restricted cash	(157.1)	(358.1)
Cash, cash equivalents, and restricted cash, beginning of period	621.9	514.3
Cash, cash equivalents, and restricted cash, end of period	$464.8	$156.2
Supplemental disclosure of cash flow information
Cash paid for interest	$92.1	$141.0
Cash paid for taxes	$34.7	$43.9
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$3.6	$2.1
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
NOTE 1– BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
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
SBH’s and SB/RH’s fiscal year ends September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three and nine month periods, included within this Quarterly Report for the Company, are June 28, 2020 and June 30, 2019.
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
Transaction related charges
Transaction related charges consist of transaction costs from (1) qualifying acquisition transactions associated with the completion of the purchase of net assets or equity interest of a business such as a business combination, equity investment, joint venture or purchase of non-controlling interest; (2) subsequent integration related project costs directly associated with an acquired business including costs for integration of acquired operations into the Company’s shared service platforms, termination of redundant positions and locations, employee transition costs, integration related professional fees and other post business combination expenses; and (3) divestiture support and separation costs consisting of incremental costs incurred by the continuing operations after completion of the transaction to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction. Divestiture-related charges prior to completion of the transaction are recognized as a component of Income from Discontinued Operations, net of tax. Transaction costs include, but are not limited to, banking, advisory, legal, accounting, valuation, and other professional fees directly related to the respective transactions. See Note 2 - Divestitures and Note 3 – Acquisitions for further discussion. The following table summarizes transaction related charges incurred by the Company during the three and nine month periods ended June 28, 2020 and June 30, 2019:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Coevorden operations divestiture	$1.7	$—	$3.4	$—
GBL divestiture	2.5	3.3	7.6	5.8
Omega Sea acquisition	0.1	—	1.5	—
Other	1.8	1.5	4.9	10.6
Total transaction-related charges	$6.1	$4.8	$17.4	$16.4
NOTE 2 – DIVESTITURES
The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the accompanying Condensed Consolidated Statement of Income for the three and nine month periods ended June 28, 2020 and June 30, 2019:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
(Loss) income from discontinued operations before income taxes - GBL	$(0.2)	$(5.7)	$3.6	$975.7
Income (loss) from discontinued operations before income taxes - GAC	—	0.8	—	(114.7)
(Loss) income from discontinued operations before income taxes	(0.2)	(4.9)	3.6	861.0
Income tax (benefit) expense from discontinued operations	(8.2)	(3.7)	(8.6)	161.9
Iincome (loss) from discontinued operations, net of tax	8.0	(1.2)	12.2	699.1
Income (loss) from discontinued operations attributable to controlling interest, net of tax	$8.0	$(1.2)	$12.2	$699.1
During the three month period ended June 28, 2020, the Company recognized an $8.8 million tax benefit to discontinued operations from the return to provision adjustments related to the divestitures of GBL, primarily from changes to US GILTI on the non-US portions of the sold business.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES (continued)
During the fiscal third quarter for the period ended June 28, 2020, the Company identified an out of period error in Income from Discontinued Operations, net of tax, of $22.6 million as part of the return-to-provision adjustments. These adjustments correct an error in computing the tax on the gain on sales included in the year end tax provision for discontinued operations recognized in the fiscal year ended September 30, 2019. The Company has concluded that the misstatements are not material to the consolidated financial statements. The Company has updated the Condensed Consolidated Statement of Financial Position for the year ended September 30, 2019 within this filing and will continue to do so in subsequent filings to reflect the corrected numbers as follows:

	SBH
(in millions)	As reported	Adjustment	As Adjusted
Deferred charges and other	$51.7	$15.5	$67.2
Total assets	5,230.5	15.5	5,246.0
Other current liabilities	216.0	(1.8)	214.2
Current liabilities	1,141.9	(1.8)	1,140.1
Deferred tax liabilities	55.9	(5.3)	50.6
Total liabilities	3,524.2	(7.1)	3,517.1
Accumulated earnings	201.2	22.6	223.8
Total shareholders' equity	1,698.3	22.6	1,720.9
Total equity	1,706.3	22.6	1,728.9
Total liabilities and equity	5,230.5	15.5	5,246.0

	SB/RH
(in millions)	As reported	Adjustment	As Adjusted
Income tax payable	$240.5	$(1.8)	$238.7
Current liabilities	1,356.0	(1.8)	1,354.2
Deferred tax liabilities	272.2	(20.8)	251.4
Total liabilities	3,879.1	(22.6)	3,856.5
Accumulated deficit	(437.3)	22.6	(414.7)
Total shareholder's equity	1,402.5	22.6	1,425.1
Total equity	1,412.1	22.6	1,434.7
Additionally, the beginning balance for Accumulated Earnings as of September 30, 2019 in the Company's Consolidated Statement of Shareholder's Equity within this filing and in subsequent filings was increased $22.6 million to reflect the corrected numbers. The adjustment does not impact the Statement of Income for the comparable interim periods during the year ended September 30, 2019 and will be adjusted to reflect the corrected numbers in the Company's Consolidated Statement of Income in our subsequent annual report for the year ended September 30, 2020.
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
The Company and Energizer have agreed to indemnify each other for losses arising from certain breaches of the GBL acquisition agreement and for certain other matters. The Company has agreed to indemnify Energizer for certain liabilities relating to the assets retained by the Company, and Energizer has agreed to indemnify the Company for certain liabilities assumed by Energizer, in each case as described in the acquisition agreement. As of June 28, 2020, the Company recognized $50.3 million related to indemnifications in accordance with the acquisition agreement, including $34.0 million within Indemnification Payable to Energizer on the Company’s Consolidated Condensed Statement of Financial Position primarily attributable to current income tax indemnifications and $16.3 million within Other Long-Term Liabilities on the Company’s Consolidated Condensed Statement of Financial Position primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits.
The Company and Energizer entered into related agreements that became effective upon the consummation of the acquisition including a customary transition services agreement (“TSA”) and reverse TSA. The TSA and reverse TSA are recognized as a component of continuing operations for periods following the completion of the GBL sale. See Note 18 – Related Party Transactions for additional discussion.
The following table summarizes the components of Income from Discontinued Operations, Net of Tax associated with the GBL divestiture in the accompanying Condensed Consolidated Statements of Operations for the three and nine month period ended June 30, 2019:

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES (continued)

	Three Month Period Ended	Nine Month Period Ended
(in millions)	June 30, 2019	June 30, 2019
Net sales	$—	$249.0
Cost of goods sold	—	164.6
Gross profit	—	84.4
Operating expenses	—	57.0
Operating income	—	27.4
Interest expense	—	23.3
Other non-operating expense, net	—	0.5
Loss (Gain) on sale	5.7	(990.6)
Reclassification of accumulated other comprehensive income	—	18.5
(Loss) income from discontinued operations before income taxes	$(5.7)	$975.7
During the three month period ended June 28, 2020, the Company recognized incremental pre-tax loss on sale of $0.2 million and during the nine month period ended June 28, 2020, the Company recognized pre-tax gain on sale of $3.6 million, for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreement.
Beginning in January 2018, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with GBL, therefore no depreciation and amortization was recognized during the three and nine month periods ended June 30, 2019. Interest expense consists of interest from debt directly held by subsidiaries of the business held for sale, including interest from capital leases, and interest on Term Loans required to be paid down using proceeds received on disposal on sale of a business. The Company paid down the Term Loans after the completion of the GBL divestiture. No impairment loss was recognized as the proceeds from the disposal of the business were more than the carrying value.
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
The Company and Energizer have agreed to indemnify each other for losses arising from certain breaches of the GAC acquisition agreement and for certain other matters. The Company has agreed to indemnify Energizer for certain liabilities relating to the assets retained by the Company, and Energizer has agreed to indemnify the Company for certain liabilities assumed by Energizer, in each case as described in the acquisition agreement. As of June 28, 2020, the Company has recognized $1.4 million related to indemnifications in accordance with the acquisition agreement within Other Long-Term Liabilities on the Company’s Condensed Consolidated Statement of Financial Position primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits.
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
The following table summarizes the components of income from discontinued operations before income taxes associated with the GAC divestiture in the accompanying Consolidated Statements of Operations for the three and nine month periods ended June 30, 2019:

	Three Month Period Ended	Nine Month Period Ended
(in millions)	June 30, 2019	June 30, 2019
Net sales	$—	$87.7
Cost of goods sold	—	52.5
Gross profit	—	35.2
Operating expenses	—	35.7
Operating loss	—	(0.5)
Interest expense	—	0.7
Other non-operating expense, net	—	0.2
Write-down of assets of business held for sale to fair value less cost to sell	(0.8)	110.0
Reclassification of accumulated other comprehensive income	—	3.3
Income (loss) from discontinued operations before income taxes	$0.8	$(114.7)

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
During the nine month period ended June 30, 2019, the Company incurred transaction costs of $8.8 million associated with the divestiture, which have been recognized as a component of income from discontinued operations on the Consolidated Statements of Income. Transaction costs are expensed as incurred and include fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transactions. After the completion of the divestiture, the Company incurred incremental costs to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction which have been recognized as Transaction Related Charges as part of continuing operations on the Company’s Condensed Consolidated Statement of Income. See Note 1 – Basis of Presentation and Significant Accounting Policies for further detail.
Coevorden Operations
On March 29, 2020, the Company completed its sale of the dog and cat food (“DCF”) production facility and distribution center in Coevorden, Netherlands (“Coevorden Operations”) pursuant to an agreement with United Petfood Producers NV (“UPP”) for total cash proceeds of $30.1 million. The divestiture does not constitute a strategic shift for the Company and therefore is not considered discontinued operations. The divestiture of the Coevorden Operations was defined as a disposal of a business and a component of the GPC segment and reporting unit, resulting in the allocation of $10.6 million of GPC goodwill to the disposal group based upon a relative fair-value allocation. The Company realized a loss on assets held for sale of $26.8 million during the nine month period ended June 28, 2020.
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
NOTE 3 - ACQUISITIONS
On March 10, 2020, the Company entered into an asset purchase agreement with Omega Sea, LLC (“Omega”), a manufacturer and marketer of premium fish foods and consumable goods for the home and commercial aquarium markets, primarily consisting of the Omega brand, for a purchase price of approximately $16.9 million. The results of Omega’s operations since March 10, 2020 are included in the Company’s Consolidated Statements of Income and reported within the GPC reporting segment for the three and nine month periods ended June 28, 2020.
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

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 4 - RESTRUCTURING AND RELATED CHARGES
Global Productivity Improvement Plan – During the year ended September 30, 2019, the Company initiated a company-wide, multi-year program, which consists of various restructuring related initiatives to redirect resources and spending to drive growth, identify cost savings and pricing opportunities through standardization and optimization, develop organizational and operating optimization, and reduce overall operational complexity across the Company. Since the announcement of the project and completion of the Company’s divestitures of GBL and GAC during the year ended September 30, 2019, the project focus includes the transitioning of the Company’s continuing operations in a post-divestiture environment and separation with Energizer TSAs and reverse TSAs. Refer to Note 2 – Divestitures and Note 18 – Related Party Transactions for further discussion of continuing involvement with Energizer.  The initiative includes review of global processes and organization design and structures; headcount reductions and transfers; and rightsizing the Company’s shared operations and commercial business strategy in certain regions and local jurisdictions; among others. Total cumulative costs incurred associated with the project were $113.9 million as of June 28, 2020, with approximately $74.8 million forecasted in the foreseeable future. The project costs are anticipated to be incurred through the fiscal year ending September 30, 2022.
Other Restructuring Activities – The Company may enter into small, less significant initiatives and restructuring related activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial and occur over a shorter time period (generally less than 12 months).
The following summarizes restructuring and related charges for the three and nine month periods ended June 28, 2020 and June 30, 2019:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Global productivity improvement plan	$12.2	$19.6	$60.1	$38.1
Other restructuring activities	—	1.1	1.5	4.1
Total restructuring and related charges	$12.2	$20.7	$61.6	$42.2
Reported as:
Cost of goods sold	$(0.3)	$0.5	$12.5	$1.5
Operating expense	12.5	20.2	49.1	40.7
The following is a summary of restructuring and related charges for the three and nine month periods ended June 28, 2020 and June 30, 2019 and cumulative costs for current restructuring initiatives as of June 28, 2020, by cost type.

(in millions)	Termination Benefits	Other Costs	Total
For the three month period ended June 28, 2020	$0.5	$11.7	$12.2
For the three month period ended June 30, 2019	4.0	16.7	20.7
For the nine month period ended June 28, 2020	11.9	49.7	61.6
For the nine month period ended June 30, 2019	7.6	34.6	42.2
Cumulative costs through June 28, 2020	19.1	94.8	113.9
Future costs to be incurred	3.5	71.3	74.8
The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type for the nine month period ended June 28, 2020.

(in millions)	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2019	$6.6	$27.0	$33.6
Adoption of ASU 842 (Note 1)	—	(4.2)	(4.2)
Provisions	4.1	38.3	42.4
Cash expenditures	(4.6)	(57.4)	(62.0)
Non-cash items	0.1	(0.3)	(0.2)
Accrual balance at June 28, 2020	$6.2	$3.4	$9.6
The following summarizes restructuring and related charges by segment for the three and nine month periods ended June 28, 2020 and June 30, 2019, cumulative costs incurred through June 28, 2020, and future expected costs to be incurred by Spectrum’s segments of continuing operations:

(in millions)	HHI	HPC	GPC	H&G	Corporate	Total
For the three month period ended June 28, 2020	$0.3	$0.7	$2.1	$—	$9.1	$12.2
For the three month period ended June 30, 2019	1.1	3.2	1.4	0.4	14.6	20.7
For the nine month period ended June 28, 2020	0.9	3.6	18.8	0.3	38.0	61.6
For the nine month period ended June 30, 2019	4.3	4.7	6.4	1.4	25.4	42.2
Cumulative costs through June 28, 2020	1.4	11.6	18.5	2.1	80.3	113.9
Future costs to be incurred	1.5	6.0	1.1	4.4	61.8	74.8

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 5 – REVENUE RECOGNITION
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three and nine month periods ended June 28, 2020 and June 30, 2019, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	Three Month Period Ended June 28, 2020
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$272.7	$108.7	$170.2	$207.8	$759.4
EMEA	0.1	96.3	55.1	—	151.5
LATAM	5.1	28.4	3.5	2.0	39.0
APAC	3.5	15.2	10.0	—	28.7
Licensing	0.2	2.0	2.1	0.8	5.1
Other	—	—	0.6	—	0.6
Total Revenue	$281.6	$250.6	$241.5	$210.6	$984.3

	Three Month Period Ended June 30, 2019
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$335.9	$98.1	$153.4	$200.9	$788.3
EMEA	0.4	95.1	53.4	—	148.9
LATAM	11.8	34.4	3.1	0.8	50.1
APAC	6.2	13.7	8.9	—	28.8
Licensing	0.3	2.1	1.8	0.8	5.0
Other	—	—	1.1	—	1.1
Total Revenue	$354.6	$243.4	$221.7	$202.5	$1,022.2

	Nine Month Period Ended June 28, 2020
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$867.9	$323.8	$474.9	$389.7	$2,056.3
EMEA	0.4	337.7	167.0	—	505.1
LATAM	25.5	92.6	10.2	4.3	132.6
APAC	13.8	45.3	23.3	—	82.4
Licensing	0.8	6.0	5.9	1.6	14.3
Other	—	—	2.9	—	2.9
Total Revenue	$908.4	$805.4	$684.2	$395.6	$2,793.6

	Nine Month Period Ended June 30, 2019
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$938.2	$306.4	$432.6	$390.5	$2,067.7
EMEA	0.6	322.7	165.9	—	489.2
LATAM	33.8	101.1	9.4	3.0	147.3
APAC	17.2	43.9	24.6	—	85.7
Licensing	0.9	8.2	5.2	1.4	15.7
Other	—	—	3.6	—	3.6
Total Revenue	$990.7	$782.3	$641.3	$394.9	$2,809.2
In the normal course of business, the Company may allow customers to return product or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to receive. The allowance for product returns as of June 28, 2020, and September 30, 2019 was $21.3 million and $19.2 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 6 - RECEIVABLES AND CONCENTRATION OF CREDIT RISK
The allowance for uncollectible receivables as of June 28, 2020, and September 30, 2019 was $6.4 million and $4.9 million, respectively. The Company has a broad range of customers including many large retail outlet channels, four of which exceed 10% of consolidated Net Sales and/or Trade Receivables. These four customers represented 46.4% and 43.3% of Net Sales for the three month periods ended June 28, 2020 and June 30, 2019, respectively, and 44.4% and 41.4% of Net Sales for the nine month periods ended June 28, 2020 and June 30, 2019, respectively. These four customers also represented 42.6% and 37.7% of Trade Receivables at June 28, 2020 and September 30, 2019, respectively.
NOTE 7 - INVENTORIES
Inventories consist of the following:

(in millions)	June 28, 2020	September 30, 2019
Raw materials	$79.1	$66.2
Work-in-process	69.6	46.4
Finished goods	419.4	435.8
	$568.1	$548.4
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(in millions)	June 28, 2020	September 30, 2019
Land, buildings and improvements	$131.3	$161.4
Machinery, equipment and other	511.0	523.6
Finance leases	198.9	197.2
Construction in progress	31.2	31.7
Property, plant and equipment	$872.4	$913.9
Accumulated depreciation	(477.8)	(461.0)
Property, plant and equipment, net	$394.6	$452.9
Depreciation expense from property, plant and equipment for the three month periods ended June 28, 2020 and June 30, 2019 was $18.1 million and $19.4 million, respectively; and for the nine month periods ended June 28, 2020 and June 30, 2019 was $62.1 million and $71.8 million, respectively. During the nine month period ended June 30, 2019, the Company recognized incremental depreciation of $13.5 million attributable to depreciation on property plant and equipment of HPC assets that were previously held for sale.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 9 - GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following:

(in millions)	HHI	GPC	H&G	Total
As of September 30, 2019	$702.1	$430.4	$195.6	$1,328.1
Foreign currency impact	0.1	1.7	—	1.8
Omega Sea acquisition (Note 3)	—	8.6	—	8.6
Allocated to Assets Held for Sale - Coevorden Operations (Note 2)	—	(10.6)	—	(10.6)
As of June 28, 2020	$702.2	$430.1	$195.6	$1,327.9
Following the recognition of the Coevorden Operations as held for sale and allocation of goodwill, the Company remeasured the fair value of its GPC reporting unit goodwill. The fair value of the remaining GPC reporting unit exceeded its carrying value by 17% and the Company did not recognize an impairment. The GPC reporting unit goodwill of $430.1 million as of June 28, 2020 is still deemed ‘at risk’ of impairment in the near term if operating performance does not continue to improve in line with management expectations, or a negative long-term outlook for the business, or another change in factors and assumptions such as discount rate. The duration and severity of the COVID-19 pandemic could result in additional future impairment charges for the GPC reporting unit goodwill, and potentially other reporting unit goodwill not considered ‘at risk’. While we have concluded that a triggering event did not occur during the three month period ended June 28, 2020, a prolonged pandemic could negatively impact the results of operations, net sales and earnings growth rates, changes in key assumptions and other global and regional macroeconomic factors.
The carrying value of indefinite-lived intangibles and definite-lived intangibles assets subject to amortization and accumulated amortization are as follows:

	June 28, 2020			September 30, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable Intangible Assets:
Customer relationships	$687.5	$(355.8)	$331.7	$694.9	$(329.7)	$365.2
Technology assets	175.7	(100.2)	75.5	179.4	(90.9)	88.5
Tradenames	160.9	(129.0)	31.9	160.4	(118.1)	42.3
Total Amortizable Intangible Assets	1,024.1	(585.0)	439.1	1,034.7	(538.7)	496.0
Indefinite-lived Intangible Assets - Tradenames	1,001.1	—	1,001.1	1,011.1	—	1,011.1
Total Intangible Assets	$2,025.2	$(585.0)	$1,440.2	$2,045.8	$(538.7)	$1,507.1
The Company assessed the indefinite-lived intangible assets and definite-lived intangible assets associated with the continuing commercial DCF business following recognition of the Coevorden Operations as held for sale. During the nine month period ended June 28, 2020, the Company recognized an impairment of $16.6 million on indefinite-lived intangible assets of tradenames associated with the commercial DCF business due to the reduced value of the associated tradenames, leaving no excess fair value as of the measurement date and risk of future impairment. For the remaining tradenames associated with the DCF business, there were $3.3 million of indefinite lived intangible assets that could be deemed at risk of future impairment due to the limited excess fair value. For definite lived intangible assets, the Company recognized an impairment of $7.6 million due to the incremental cash flow risk associated with the commercial DCF business following the planned divestiture of the Coevorden Operations, which consisted of the remaining carrying cost of the definite lived intangibles assets associated with the commercial DCF business. There were no additional impairments identified during the three month period ended June 28, 2020. While a triggering event did not occur during the three month period ended June 28, 2020, a prolonged COVID-19 pandemic could negatively impact net sales growth rate, change in key assumptions, and other global and regional macroeconomic factors that could result in additional future impairment charges for indefinite-lived intangible assets.
Amortization expense from the intangible assets for the three month periods ended June 28, 2020 and June 30, 2019 was $16.9 million and $16.4 million, respectively; and for the nine month periods ended June 28, 2020 and June 30, 2019 was $50.9 million and $66.6 million, respectively. During the nine month period ended June 30, 2019, there was an incremental amortization expense of $15.5 million attributable to amortization expense on intangible assets of HPC that were previously held for sale.
Excluding the impact of any future acquisitions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2020	$76.0
2021	58.8
2022	44.2
2023	44.2
2024	43.0

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 10 - DEBT
Debt consists of the following:

	SBH				SB/RH
	June 28, 2020		September 30, 2019		June 28, 2020		September 30, 2019
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Spectrum Brands Inc.
Revolver Facility, variable rate, expiring March 6, 2022	$528.0	2.5%	$—	—%	$528.0	2.5%	$—	—%
6.625% Notes, due November 15, 2022	—	—%	117.4	6.6%	—	—%	117.4	6.6%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	250.0	6.1%	250.0	6.1%
5.00% Notes, due October 1, 2029	300.0	5.0%	300.0	5.0%	300.0	5.0%	300.0	5.0%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%
4.00% Notes, due October 1, 2026	476.8	4.0%	465.0	4.0%	476.8	4.0%	465.0	4.0%
Other notes and obligations	3.6	8.8%	9.5	10.4%	3.6	8.8%	9.5	10.4%
Obligations under capital leases	161.1	5.6%	165.6	5.6%	161.1	5.6%	165.6	5.6%
Total Spectrum Brands, Inc. debt	2,719.5		2,307.5		2,719.5		2,307.5
Spectrum Brands Holdings, Inc.
Salus - unaffiliated long-term debt of consolidated VIE	—	—%	77.0	—%	—	—%	—	—%
Total SBH debt	2,719.5		2,384.5		2,719.5		2,307.5
Unamortized discount on debt	—		(0.2)		—		—
Debt issuance costs	(28.4)		(33.0)		(28.4)		(31.5)
Less current portion	(13.9)		(136.9)		(13.9)		(136.9)
Long-term debt, net of current portion	$2,677.2		$2,214.4		$2,677.2		$2,139.1
Revolver Facility
The Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.25% per annum, or base rate plus margin ranging from 0.75% to 1.25% per annum. During the three month period ended June 28, 2020, the Company increased its overall capacity of the Revolver Facility by $90.0 million, resulting in a total capacity of $890.0 million. All amounts under the additional capacity are subject to either LIBOR plus margin ranging between 2.00% to 2.50% per annum, or base rate plus margin ranging from 1.00% to 1.50%. As a result of borrowings and payments under the Revolver Facility, the Company had borrowing availability of $341.3 million at June 28, 2020, net of outstanding letters of credit of $20.7 million.
Subsequent to the balance sheet date, on June 30, 2020, the Company entered into the Amended and Restated Credit Agreement (the “Credit Agreement”), which refinances the Company’s previously existing credit facility and includes certain modified terms from the previously existing revolving credit facility, including extending the maturity to June 30, 2025, reducing the revolving facility under the Credit Agreement from $890 million to $600 million (with a U.S. dollar tranche and a multicurrency tranche), and changing the interest rate margins applicable to the facility to either adjusted LIBOR plus margin ranging from 1.75% to 2.75% per annum, or base rate plus margin ranging from 0.75% to 1.75% per annum. The Credit Agreement is otherwise provided on the same terms and conditions as the previously existing Revolver Facility. The Company incurred $5.1 million in connection with the Credit Agreement, which will be capitalized as debt issuance costs in the fourth quarter of the year ending September 30, 2020 and amortized over the remaining term of the Credit Agreement.
6.625% Notes

Effective November 15, 2019, SBI completed the tender and call of its 6.625% Senior Unsecured Notes with an outstanding principal of $117.4 million, recognizing a loss on extinguishment of the debt of $2.6 million including a non-cash charge of $1.1 million attributable to the write-off of deferred financing costs associated with the debt.

5.500% Notes

Subsequent to the balance sheet date, on June 30, 2020, SBI issued $300.0 million aggregate principal amount of 5.50% Senior Notes due 2030 (the "5.50% Notes") and entered into the indenture governing the 5.50% Notes (the “2030 Indenture”). The 5.50% Notes mature on July 15, 2030 and are unconditionally guaranteed, on a senior unsecured basis, by SB/RH and by SBI’s existing and future domestic subsidiaries that guarantee indebtedness under the Credit Agreement . The proceeds from the 5.50% Notes were used for repayment of the Revolver Facility obligation.

SBI may redeem all or part of the 5.50% Notes at any time on or after July 15, 2025 at certain fixed redemption prices as set forth in the 2030 Indenture. In addition, prior to July 15, 2025, SBI may redeem the Notes at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest. Before July 15, 2023, the Company may redeem up to 35% of the aggregate principal notes with cash equal to the net proceeds that SBI raises in equity offerings at specified redemption price as set forth in the 2030 Indenture. Further, the 2030 Indenture requires SBI to make an offer to repurchase all outstanding 5.50% Notes upon the occurrence of a change of control of SBI, as defined in the 2030 Indenture.

The 2030 Indenture contains covenants limiting, among other things, the incurrence of additional indebtedness, payments of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
In addition, the 2030 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or an acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency.

The Company incurred $4.9 million of fees in connection with the offering of the 5.50% Notes, which will be capitalized as debt issuance costs in the fourth quarter of the year ending September 30, 2020 and amortized over the remaining life of the 5.50% Notes.

Salus

The obligations of the Salus CLO securitization were secured by the assets of the variable interest entity (the "VIE"), which primarily consisted of asset-based loan receivables and carry residual interest subject to maintenance of certain covenants. The obligations of the CLO were non-recourse to the Company. As of September 30, 2019, the CLO’s assets consisted of $0.4 million of cash that was being held to cover wind-down and legal expenses. The CLO has effectively distributed the remaining assets and as of June 3, 2020, the CLO was discharged of its obligation under the indentures as there were no assets that remained with the CLO to service the outstanding debt and no recourse to the Company. Following the discharge of the debt, there are no substantial net assets remaining with the VIE. During the three and nine period ended June 28, 2020, the CLO realized a non-cash gain on extinguishment of debt of $76.2 million attributable to the discharge of the debt, consisting of $77.0 million for the carrying value of the outstanding debt upon discharge, and $0.1 million for the unamortized discount on the associated debt and $0.7 million for debt issuance costs.
NOTE 11 – LEASES
The Company has leases primarily pertaining to manufacturing facilities, distribution centers, office space, warehouses, automobiles, machinery, computer, and office equipment that expire at various times through February 28, 2047. We have identified embedded operating leases within certain logistic agreements for warehouses and I.T. services arrangements and recognized assets identified in the arrangements as part of operating ROU assets on the Company’s Condensed Consolidated Statement of Financial Position as of June 28, 2020. We elected to exclude certain supply chain contracts that contain embedded leases for manufacturing facilities or dedicated manufacturing lines from our ROU asset and liability calculation based on the insignificant impact to our financial statements.
The following is a summary of the Company’s leases recognized on the Company’s Condensed Consolidated Statement of Financial Position as of June 28, 2020:

(in millions)	Line Item	June 28, 2020
Assets
Operating	Operating lease assets	$92.4
Finance	Property, plant and equipment, net	138.0
Total leased assets		$230.4
Liabilities
Current
Operating	Other current liabilities	$20.8
Finance	Current portion of long-term debt	10.3
Long-term
Operating	Long-term operating lease liabilities	78.7
Finance	Long-term debt, net of current portion	150.8
Total lease liabilities		$260.6
As of June 28, 2020, the Company had no significant commitments related to leases executed that have not yet commenced.
The Company records its operating lease and amortization of finance lease ROU assets within Cost of Goods Sold or Operating Expenses in the Condensed Consolidated Statement of Income depending on the nature and use of the underlying asset. The Company records its finance interest cost within interest expense in the Condensed Consolidated Statement of Income. The components of lease costs recognized in the Condensed Consolidated Statement of Income for the three and nine month periods ended June 28, 2020 are as follows:

	Three Month Period Ended	Nine Month Period Ended
(in millions)	June 28, 2020	June 28, 2020
Operating lease cost	$6.2	$18.8
Finance lease cost
Amortization of leased assets	3.7	10.7
Interest on lease liability	2.3	6.7
Variable lease cost	3.3	9.1
Total lease cost	$15.5	$45.3
During the three month and nine month periods ended June 28, 2020, the Company recognized income attributable to leases and sub-leases of $0.6 million and $1.6 million, respectively, including $0.3 million and $1.0 million, respectively, from the sublease of the Company’s Corporate Headquarters in Middleton, Wisconsin with a related party, Energizer. Income from leases and sub-leases is recognized as Other Non-Operating Income on the Condensed Consolidated Statement of Income.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 11 – LEASES (continued)
The following is a summary of the Company’s cash paid for amounts included in the measurement of lease liabilities recognized in the Condensed Consolidated Statement of Cash Flow, including supplemental non-cash activity related to operating leases, for the three and nine month periods ending June 28, 2020:

	Three Month Period Ended	Nine Month Period Ended
(in millions)	June 28, 2020	June 28, 2020
Operating cash flow from operating leases	$5.5	$17.3
Operating cash flows from finance leases	2.2	6.8
Financing cash flows from finance leases	3.8	10.7
Supplemental non-cash flow disclosure
Acquisition of operating lease asset through lease obligations	2.2	6.4
The following is a summary of weighted-average lease term and discount rate at June 28, 2020:

June 28, 2020
Weighted average remaining lease term
Operating leases	6.3 years
Finance leases	15.6 years
Weighted average discount rate
Operating leases	4.62%
Finance leases	5.60%
At June 28, 2020, future lease payments under operating and finance leases were as follows:

(in millions)	Finance Leases	Operating Leases
2020 remaining balance	$4.1	$6.4
2021	21.0	24.4
2022	17.7	19.7
2023	16.6	17.5
2024	16.3	11.2
Thereafter	180.8	37.1
Total lease payments	256.5	116.3
Amount representing interest	(95.4)	(16.8)
Total minimum lease payments	$161.1	$99.5
As of September 30, 2019, minimum commitments under the Company’s leases, as required under prior lease guidance, were as follows:

(in millions)	Finance Leases	Operating Leases
2020	$17.5	$25.0
2021	19.7	23.2
2022	16.5	20.6
2023	15.5	17.8
2024	15.4	10.8
Thereafter	179.9	37.5
Total lease payments	264.5	134.9
Amount representing interest	(98.9)	—
Total minimum lease payments	$165.6	$134.9

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 - DERIVATIVES
Cash Flow Hedges
Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. Brass consists of zinc and copper. The Company hedges a portion of the risk associated with the purchase of these materials using commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At June 28, 2020, the Company had a series of brass and zinc swap contracts outstanding through November 30, 2021. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $0.1 million, net of tax.
The Company had the following commodity swap contracts outstanding as of June 28, 2020 and September 30, 2019:

	June 28, 2020			September 30, 2019
(in millions, except Notional)	Notional		Contract Value	Notional		Contract Value
Brass swap contracts	948.5	Metric Tons	$4.3	904.9	Metric Tons	$4.4
Zinc swap contracts	1,024.0	Metric Tons	$2.1	—	Metric Tons	$—
Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pound Sterling, Canadian Dollars, Australian Dollars, or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Income. At June 28, 2020, the Company had a series of foreign exchange derivative contracts outstanding through December 29, 2021. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $1.1 million, net of tax. At June 28, 2020 and September 30, 2019, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $196.5 million and $235.6 million, respectively.
Interest Rate Swaps. The Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fixed the interest on floating rate debt related to the 2022 Term Loan, exclusive of lender spreads, at 1.76% for a notional principal amount of $300.0 million through May 8, 2020. On January 4, 2019, the underlying debt and related hedge were settled. As a result, the Company recognized a gain of $3.6 million during the nine months ended June 30, 2019, recognized as a component of discontinued operations as interest expense from the Term Loans per Note 2 – Divestitures. As of June 28, 2020, there are no outstanding interest rate swaps hedges.
The following table summarizes the impact of designated cash flow hedges and the pre-tax gain (loss) recognized in the Condensed Consolidated Statement of Income for the three and nine month periods ended June 28, 2020 and June 30, 2019, respectively:

For the three month period ended June 28, 2020 (in millions)	Gain (Loss) in OCI	Reclassified to Continuing Operations		Reclassified to Discontinued Operations
		Line Item	Gain (Loss)
Commodity swaps	$0.7	Cost of goods sold	$(0.2)	$—
Foreign exchange contracts	—	Net sales	(0.1)	—
Foreign exchange contracts	(2.8)	Cost of goods sold	2.3	—
Total	$(2.1)		$2.0	$—

For the three month period ended June 30, 2019 (in millions)	Gain (Loss) in OCI	Reclassified to Continuing Operations		Reclassified to Discontinued Operations
		Line Item	Gain (Loss)
Commodity swaps	$(0.3)	Cost of goods sold	$(0.1)	$—
Foreign exchange contracts	(0.1)	Net sales	—	—
Foreign exchange contracts	—	Cost of goods sold	2.6	—
Total	$(0.4)		$2.5	$—

For the nine month period ended June 28, 2020 (in millions)	Gain (Loss) in OCI	Reclassified to Continuing Operations		Reclassified to Discontinued Operations
		Line Item	Gain (Loss)
Commodity swaps	$—	Cost of goods sold	$(0.3)	$—
Foreign exchange contracts	(0.1)	Net sales	(0.1)	—
Foreign exchange contracts	(0.4)	Cost of goods sold	6.7	—
Total	$(0.5)		$6.3	$—

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 – DERIVATIVES (continued)

For the nine month period ended June 30, 2019 (in millions)	Gain (Loss) in OCI	Reclassified to Continuing Operations		Reclassified to Discontinued Operations
		Line Item	Gain (Loss)
Interest rate swaps	$(0.6)	Interest expense	$—	$2.2
Commodity swaps	(1.0)	Cost of goods sold	(0.3)	(4.4)
Foreign exchange contracts	(0.2)	Net sales	(0.1)	—
Foreign exchange contracts	7.2	Cost of goods sold	8.6	0.5
Total	$5.4		$8.2	$(1.7)
Derivative Contracts Not Designated as Hedges for Accounting Purposes
Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars, Philippine Pesos, Australian Dollars, Polish Zlotys, Mexican Pesos, or Japanese Yen. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At June 28, 2020, the Company had a series of forward exchange contracts outstanding through July 24, 2020. At June 28, 2020 and September 30, 2019, the Company had $585.0 million and $977.5 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.
The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three and nine month periods ended June 28, 2020 and June 30, 2019, pre-tax:

		Three Month Periods Ended		Nine Month Periods Ended
(in millions)	Line Item	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Foreign exchange contracts	Other non-operating expense (income)	$1.2	$15.3	$(1.0)	$28.5
Fair Value of Derivative Instruments
The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	June 28, 2020	September 30, 2019
Derivative Assets
Commodity swaps - designated as hedge	Other receivables	$0.1	$—
Foreign exchange contracts - designated as hedge	Other receivables	2.0	7.8
Foreign exchange contracts - designated as hedge	Deferred charges and other	—	0.5
Foreign exchange contracts - not designated as hedge	Other receivables	0.5	1.2
Total Derivative Assets		$2.6	$9.5
Derivative Liabilities
Commodity swaps - designated as hedge	Accounts payable	$0.1	$0.2
Foreign exchange contracts - designated as hedge	Accounts payable	0.6	0.2
Foreign exchange contracts - designated as hedge	Other long term liabilities	0.3	—
Foreign exchange contracts - not designated as hedge	Accounts payable	1.4	1.9
Total Derivative Liabilities		$2.4	$2.3
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant as of June 28, 2020.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of June 28, 2020, and September 30, 2019, there was no cash collateral outstanding and no posted standby letters of credit related to such liability positions.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 – DERIVATIVES (continued)
Net Investment Hedge
SBI has €425.0 million aggregate principle amount of 4.00% Notes designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge are recognized as a component of foreign currency translation within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Income (Expense). As of June 28, 2020 and June 30, 2019 the full principal amount was designated as a net investment hedge and considered fully effective. The following summarizes the gain (loss) from the net investment hedge recognized in Other Comprehensive Income for the three and nine month periods ended June 28, 2020 and June 30, 2019, pre-tax:

	Three Month Periods Ended		Nine Month Periods Ended
Gain (loss) in OCI (in millions)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net investment hedge	$(7.9)	$(6.2)	$(10.6)	$11.5
During the three month period ended June 28, 2020, the Company did not recognize a pre-tax gain in earnings related to the translation of the undesignated portion of debt obligation. During the nine month period ended June 28, 2020, the Company recognized a pre-tax loss in earnings of $1.2 million. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries.
NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial and derivative instruments as of June 28, 2020 and September 30, 2019 according to the fair value hierarchy are as follows.

	June 28, 2020					September 30, 2019
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Investments	$142.9	$—	$—	$142.9	$142.9	$230.8	$—	$—	$230.8	$230.8
Derivative Assets	—	2.6	—	2.6	—	—	9.5	—	9.5	9.5
Derivative Liabilities	—	2.4	—	2.4	—	—	2.3	—	2.3	2.3
Debt - SBH	—	2,749.3	—	2,749.3	2,691.1	—	2,468.8	—	2,468.8	2,351.3
Debt - SB/RH	—	2,749.3	—	2,749.3	2,691.1	—	2,391.8	—	2,391.8	2,276.0
Investments consist of our investment in Energizer common stock, which is valued at quoted market prices for identical instruments in an active market.  Unrealized income (loss) from changes in fair value, realized income (loss) from sale of equity investments, plus dividend income from equity investments, are recognized as components of Other Non-Operating Expense, Net on the Condensed Consolidated Statements of Income.  During the three and nine month periods ended June 28, 2020, the Company sold 1.1 million and 2.1 million shares of Energizer common stock for proceeds of $51.1 million and $79.7 million, respectively, of which $11.7 million consisting of 0.3 million shares were settled subsequent to June 28, 2020.  As of June 28, 2020, the company holds 3.1 million shares of Energizer common stock.
The following is a summary of income recognized from equity investments:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Unrealized gain (loss) on equity investments held	$44.5	$(33.2)	$5.3	$(38.2)
Realized gain (loss) on equity investments sold	15.6	—	(13.5)	—
Gain (loss) on equity investments	60.1	(33.2)	(8.2)	(38.2)
Dividend income from equity investments	1.2	1.6	4.4	3.2
Gain (loss) from equity investments	$61.3	$(31.6)	$(3.8)	$(35.0)
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

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 14 - EMPLOYEE BENEFIT PLANS
The net periodic benefit cost for defined benefit plans for the three and nine month periods ended June 28, 2020 and June 30, 2019 are as follows:

	U.S. Plans		Non U.S. Plans
(in millions)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Three Month Periods Ended
Service cost	$0.2	$0.1	$0.6	$0.5
Interest cost	0.5	0.7	0.6	0.9
Expected return on assets	(1.0)	(1.1)	(0.9)	(1.1)
Recognized net actuarial loss	0.2	0.1	0.8	0.4
Net periodic benefit cost	$(0.1)	$(0.2)	$1.1	$0.7
Nine Month Periods Ended
Service cost	$0.5	$0.3	$1.7	$1.5
Interest cost	1.6	2.1	1.7	2.7
Expected return on assets	(3.1)	(3.3)	(2.8)	(3.2)
Settlement and curtailment	0.9	—	—	—
Recognized net actuarial loss	0.7	0.1	2.4	1.4
Net periodic benefit cost	$0.6	$(0.8)	$3.0	$2.4
Weighted average assumptions
Discount rate	3.07%	4.10%	0.75 - 7.70%	1.00 - 8.15%
Expected return on plan assets	6.50%	6.50%	0.75 - 3.40%	1.00 - 4.01%
Rate of compensation increase	N/A	N/A	2.25 - 6.00%	2.05 - 4.85%
Contributions to our pension and defined benefit plans, including discretionary amounts, for the three month periods ended June 28, 2020 and June 30, 2019 were $0.8 million and $0.3 million, respectively. Contributions to our pension and defined benefit plans, including discretionary amounts, for the nine month periods ended June 28, 2020 and June 30, 2019, were $2.3 million and $1.2 million, respectively.
NOTE 15 – SHAREHOLDER’S EQUITY
Share Repurchases
The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or otherwise. On July 24, 2018, the Board of Directors approved a $1 billion common stock repurchase program. The authorization is effective for 36 months. As part of the share repurchase program, the Company purchased treasury shares in open market purchases at market fair value, in private purchases from Company employees at fair value, and through an accelerated share repurchase (“ASR”) agreement with a third-party financial institution.
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
The following summarizes the activity of common stock repurchases under the program for the nine month periods ended June 28, 2020 and June 30, 2019

	June 28, 2020			June 30, 2019
Nine Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	4.0	$56.97	$230.6	4.6	$54.22	$250.0
Private Purchases	0.2	62.30	9.2	0.3	56.02	18.5
ASR	2.0	61.47	124.8	—	—	—
Total Purchases	6.2	$58.57	$364.6	4.9	$54.34	$268.5

There were no shares repurchased during the three month periods ended June 28, 2020 and June 30, 2019.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 16 - SHARE BASED COMPENSATION
Share based compensation expense is recognized as General and Administrative Expenses on the Condensed Consolidated Statements of Income. The following is a summary of share based compensation expense for the three and nine month periods ended June 28, 2020 and June 30, 2019 for SBH and SB/RH, respectively.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
SBH	$12.8	$14.0	$38.8	$35.8
SB/RH	$12.5	$13.6	$37.9	$34.7
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
The following summary of the activity in Spectrum RSUs during the nine month period ended June 28, 2020:

	SBH			SB/RH
(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 24 months	0.3	$62.37	$18.6	0.3	$62.29	$17.3
Vesting in more than 24 months	0.1	62.93	8.2	0.1	62.93	8.2
Total time-based grants	0.4	$62.54	$26.8	0.4	$62.49	$25.5
Performance-based grants
Vesting in more than 24 months	0.3	$62.93	$19.3	0.3	$62.93	$19.3
Total performance-based grants	0.3	$62.93	$19.3	0.3	$62.93	$19.3
Total grants	0.7	$62.70	$46.1	0.7	$62.68	$44.8

	SBH			SB/RH
(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
At September 30, 2019	1.2	$53.57	$67.0	1.2	$53.23	$65.1
Granted	0.7	62.70	46.1	0.7	62.68	44.8
Forfeited	(0.1)	61.71	(2.3)	(0.1)	61.71	(2.3)
Vested	(0.6)	57.80	(39.3)	(0.6)	57.29	(37.8)
At June 28, 2020	1.2	$56.36	$71.5	1.2	$56.26	$69.8
In addition to RSU awards, the Company also provides for a portion of its annual management incentive compensation plan (“MIP”) to be paid in common stock of the Company, in lieu of cash payment, and is recognized as a liability plan. Share based compensation expense associated with the annual MIP was $4.3 million and $12.9 million for the three and nine month periods ended June 28, 2020, respectively, and $4.3 million and $12.6 million for the three and nine month periods ended June 30, 2019, respectively. The remaining unrecognized pre-tax compensation cost for SBH and SB/RH at June 28, 2020 was $42.3 million and $42.0 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 17 - INCOME TAXES
The effective tax rate for the three and nine month periods ended June 28, 2020 and June 30, 2019 was as follows:

	Three Month Periods Ended		Nine Month Periods Ended
Effective tax rate	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
SBH	28.0%	225.8%	46.4%	(20.3)%
SB/RH	30.3%	236.5%	285.4%	(131.4)%
The estimated annual effective tax rate applied to the three and nine month periods ended June 28, 2020 differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), net operating losses outside the U.S. that are not more likely than not to result in a tax benefit, certain nondeductible expenses, and foreign rates that differ from the US federal statutory rate. The Company has U.S. net operating loss carryforwards, which do not allow it to take advantage of the foreign-derived intangible income (“FDII”) deduction. The Company’s federal effective tax rate on GILTI is therefore 21%. During the three and nine month periods ended June 28, 2020, the Company recorded a $5.2 million tax benefit related to U.S. return to provision differences, primarily from changes in estimates of GILTI, which is recorded as a period cost. During the nine month period ended June 28, 2020, the Company also recognized a $5.3 million tax benefit from the favorable settlement for non-U.S.income tax examination for fiscal years preceding Fiscal 2019.
As of June 28, 2020, there is $2.8 million of income taxes payable on the SB/RH Condensed Consolidated Statement of Financial Position, payable to its parent company, calculated as if SB/RH were a separate taxpayer.
On July 20, 2020, the US Treasury and the Internal Revenue Service issued Final Regulations under Internal Revenue Code Section 951A relating to the treatment of income that is subject to a high rate of tax under the GILTI regime. The Regulations are effective for Fiscal 2021, but the Company can elect to apply them to Fiscal 2019 and Fiscal 2020. The Company is in the process of reviewing and estimating the impact of the Regulations, but there is a reasonable possibility that application of the Regulations could have a material effect on the Company’s Fiscal 2020 income tax expense. The Company expects to record the impacts to Fiscal 2020 during the fourth quarter.
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
During the three month period ended June 28, 2020, the Company recognized net loss of $1.6 million, consisting of TSA charges of $2.1 million and reverse TSA costs of $3.7 million. During the nine month period ended June 28, 2020, the Company recognized net loss of $1.6 million, consisting of TSA charges of $8.6 million and reverse TSA costs of $10.2 million. During the three month period ended June 30, 2019, the Company recognized net income of $1.4 million, consisting of TSA charges of $6.3 million and reverse TSA costs of $4.8 million. During the nine month period ended June 30, 2019, the Company recognized net income of $4.0 million, consisting of TSA charges of $12.9 million and reverse TSA costs of $8.9 million.
In addition to the TSAs and reverse TSAs, the Company, Energizer and Varta AG will receive cash and/or make payments on behalf of the respective counterparty’s operations as part of the shared administrative functions, resulting in cash flow being commingled with the operating cash flow of the Company. The Company recognizes a net payable or receivable with Energizer and Varta AG for any outstanding TSA and reverse TSA related services and net working capital attributable to commingled cash flow. As of June 28, 2020 and September 30, 2019, the Company had net receivable of $6.8 million and net receivable of $12.8 million, respectively, with Energizer included in Other Receivables on the Company’s Condensed Statement of Financial Position. As of June 28, 2020, the Company had net receivable of $5.5 million with Varta AG included in Other Receivables on the Company’s Condensed Consolidated Statement of Financial Position.
The Company’s H&G segment continues to manufacture certain GAC related products at its facilities and sell the products to Energizer as a third-party supplier on an ongoing basis, at inventory cost plus contracted markup, as agreed upon in the supply agreement. The supply agreement has a contracted term of 24 months and may be subject to early termination by either party at any time with written notice. Material and inventory on hand to support the supply agreement is recognized as inventory of the Company. During the three and nine month periods ended June 28, 2020, the Company recognized $2.1 million and $13.0 million, respectively, of revenue attributable to the Energizer supply agreement as a component of H&G revenue after completion of the GAC divestiture. During the three and nine month periods ended June 30, 2019, the Company recognized $4.6 million and $8.3 million of revenue attributable to the Energizer supply agreement, respectively. As of June 28, 2020 and September 30, 2019, the Company had outstanding receivable of $1.7 million and $4.9 million, respectively, from Energizer in Trade Receivables, Net on the Company’s Condensed Statement of Financial Position associated with the H&G supply agreement.
As a condition to the consummation of the GAC acquisition and receipt of 5.3 million shares of Energizer common stock as consideration, the Company entered into the Energizer Shareholder Agreement which contains a 24-month standstill provision that prohibits the Company from engaging in certain transactions

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 18 – RELATED PARTY TRANSACTIONS (continued)
involving Energizer to control or influence management, board of directors or policies of Energizer. Additionally, for a period of 18 months following the closing of the GAC acquisition, the Company is required to vote in favor of Energizer’s board of director nominees and in accordance with the Energizer board’s recommendations on all other matters at any meeting of Energizer’s shareholders. Additionally, pursuant to the Energizer Shareholder Agreement, the Company has agreed not to transfer any of its Shares or other equity securities in Energizer, or engage in certain hedging transactions from the closing of the GAC acquisition until the day that is twelve months after the GAC closing date and, following such period, subject to certain limitations, not to transfer any such Energizer shares or other equity securities to any person or entity who would thereafter beneficially own more than 4.9% of Energizer’s outstanding shares of equity securities after giving effect to such transaction. Following the 18 month anniversary of the closing of the GAC acquisition, Energizer will have the right to repurchase any or all of the shares held by the Company for a purchase price per share equal to the greater of the volume-weighted average sales price per share for the ten consecutive trading days beginning on the 12th trading day immediately preceding notice of the repurchase from Energizer and 100% of the volume-weighted average sale price per share of the common stock for the 10 consecutive trading days immediately preceding the date of the GAC agreement. The Company’s investment in Energizer common stock is recognized at its fair value in Investments on the Company’s Condensed Consolidated Statement of Financial Position, with any unrealized gains or losses attributable to changes in the market price and dividend income received from Energizer being recognized as Other Non-Operating Income on the Company’s Condensed Consolidated Statements of Income. See Note 13 – Fair value of Financial Instruments for additional discussion on the Company’s investment in Energizer common stock.
NOTE 19 - COMMITMENTS AND CONTINGENCIES
The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. Based on information currently available, the Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
Shareholder Litigation. On August 16, 2019, a state court class action complaint was filed in the Circuit Court of Dane County, Wisconsin against the Company and certain of the Company's current and former directors and officers. The complaint alleged that certain financial statements contained misstatements in violation of the Securities Act of 1933. During the nine month period ended June 28, 2020, the Company recognized an estimated cost of $1.1 million for a proposed settlement, net third party insurance coverage and payment, which has been paid and is being held in escrow pending a final approval by the Circuit Court of Dane County.
Separately, on July 12, 2019, an amended consolidated class action complaint filed earlier in 2018 was filed in the United State District Court for the Western District of Wisconsin by the Public School Teachers’ Pension & Retirement Fund of Chicago and the Cambridge Retirement against Spectrum Brands’ Legacy, Inc. (“Spectrum Legacy”). The complaint alleges that the defendants violated the Securities Exchange Act of 1934 by making misrepresentations and omissions in Spectrum Legacy’s financial statements. The amended complaint added HRG Group, Inc. (“HRG”) as a defendant and asserted additional claims against the Company on behalf of a purported class of HRG shareholders. The class period of the consolidated amended complaint is from January 26, 2017 to November 19, 2018, and the plaintiffs seek an unspecified amount of compensatory damages, interest, attorneys’ and expert fees and costs. Subsequent to June 28, 2020, the Company has reached a tentative settlement with all parties. There is no incremental loss recognized as a result of the tentative settlement, net third party insurance coverage and payment. Based on information currently available, the Company does not believe that any other matters related to this complaint will have a material adverse effect on its business or financial condition.
Environmental. The Company has provided for an estimated cost of $11.7 million and $12.2 million, as of June 28, 2020 and September 30, 2019, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites, included in Other Long-Term Liabilities on the Condensed Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations, or cash flows of the Company.
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of June 28, 2020 and September 30, 2019, the Company recognized $6.1 million and $5.9 million in product liability, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $6.8 million and $7.2 million of warranty accruals as of June 28, 2020 and September 30, 2019, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position.
NOTE 20 - SEGMENT INFORMATION
Net sales relating to the segments for the three and nine month periods ended June 28, 2020 and June 30, 2019 are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
HHI	$281.6	$354.6	$908.4	$990.7
HPC	250.6	243.4	805.4	782.3
GPC	241.5	221.7	684.2	641.3
H&G	210.6	202.5	395.6	394.9
Net sales	$984.3	$1,022.2	$2,793.6	$2,809.2

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
•Foreign currency gains and losses attributable to multicurrency loans for the three and nine month periods ended June 28, 2020 and June 30, 2019, that were entered into with foreign subsidiaries in exchange for receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestures during the year ended September 30, 2019. The Company has entered into various hedging arrangements to mitigate the volatility of foreign exchange risk associated with such loans;
•Legal and litigation costs associated with Salus during the three and nine month periods ended June 28, 2020 and June 30, 2019 as they are not considered a component of the continuing commercial products company, but continue to be consolidated by the Company until the Salus operations can be wholly dissolved and/or deconsolidated;
•Gain on extinguishment of the Salus CLO debt due to the discharge of the obligation during the three month period ended June 28, 2020. See Note 10 - Debt for further details; and
•Other adjustments primarily consisting of costs attributable to (1) expenses and cost recovery for flood damage at Company facilities in Middleton, Wisconsin during the three and nine month periods ended June 28, 2020 and June 30, 2019; (2) incremental costs for separation of a key executive during the three and nine month periods ended June 28, 2020 and June 30, 2019; (3) incremental costs associated with a safety recall in GPC during the three and nine month periods ended June 30, 2019; (4) operating margin on H&G sales to GAC discontinued operations during the three and nine month period ended June 30, 2019; and (5) certain fines and penalties for delayed shipments following the completion of a GPC distribution center consolidation in EMEA during the nine month period ended June 30, 2019.

Segment Adjusted EBITDA for the reportable segments for SBH for the three and nine month periods ended June 28, 2020 and June 30, 2019, are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
SBH (in millions)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
HHI	$43.6	$67.7	$156.0	$175.9
HPC	25.0	18.2	69.4	57.7
GPC	50.6	39.0	122.1	100.9
H&G	55.5	53.3	80.6	85.9
Total Segment Adjusted EBITDA	174.7	178.2	428.1	420.4
Corporate	10.3	5.3	21.1	16.7
Interest expense	36.1	33.9	106.5	185.1
Depreciation and amortization	35.0	35.9	113.1	138.4
Share and incentive based compensation	14.2	15.6	43.3	38.7
Restructuring and related charges	12.2	20.7	61.6	42.2
Transaction related charges	6.1	4.8	17.4	16.4
Loss on assets held for sale	1.1	—	26.8	—
Write-off from impairment of intangible assets	—	—	24.2	—
(Gain) loss on Energizer investment	(60.1)	33.2	8.2	38.2
Foreign currency translation on multicurrency divestiture loans	4.5	7.7	5.0	29.5
GPC safety recall	—	—	—	0.7
Salus	0.2	—	0.6	—
Salus CLO debt extinguishment	(76.2)	—	(76.2)	—
Other	0.1	1.6	0.4	3.9
Income from operations before income taxes	$191.2	$19.5	$76.1	$(89.4)

SPECTRUM BRANDS HOLDINGS, INC.SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 20 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA for reportable segments for SB/RH for the three and nine month periods ended June 28, 2020 and June 30, 2019 are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
SB/RH (in millions)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
HHI	$43.6	$67.7	$156.0	$175.9
HPC	25.0	18.2	69.4	57.7
GPC	50.6	39.0	122.1	100.9
H&G	55.5	53.3	80.6	85.9
Total Segment Adjusted EBITDA	174.7	178.2	428.1	420.4
Corporate	9.3	5.6	16.6	15.4
Interest expense	36.0	33.7	106.0	125.2
Depreciation and amortization	35.0	35.9	113.1	138.4
Share and incentive based compensation	13.8	15.2	42.3	37.6
Restructuring and related charges	12.2	20.7	61.6	42.2
Transaction related charges	6.1	4.8	17.4	16.4
Loss on assets held for sale	1.1	—	26.8	—
Write-off from impairment of intangible assets	—	—	24.2	—
(Gain) loss on Energizer investment	(60.1)	33.2	8.2	38.2
Foreign currency translation on multicurrency divestiture loans	4.5	7.7	4.9	29.5
GPC safety recall	—	—	—	0.7
Other	0.1	0.4	0.4	2.8
Income (loss) from operations before income taxes	$116.7	$21.0	$6.6	$(26.0)
NOTE 21 - EARNINGS PER SHARE – SBH
The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and nine month periods ended June 28, 2020 and June 30, 2019 are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except per share amounts)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Numerator
Net income (loss) from continuing operations attributable to controlling interest	$137.1	$(24.7)	$40.2	$(108.8)
Income (loss) from discontinued operations attributable to controlling interest	8.0	(1.2)	12.2	699.1
Net income (loss) attributable to controlling interest	$145.1	$(25.9)	$52.4	$590.3
Denominator
Weighted average shares outstanding - basic	43.1	48.8	45.3	51.3
Dilutive shares	0.1	—	0.1	—
Weighted average shares outstanding - diluted	43.2	48.8	45.4	51.3
Earnings per share
Basic earnings per share from continuing operations	$3.19	$(0.51)	$0.89	$(2.12)
Basic earnings per share from discontinued operations	0.18	(0.02)	0.27	13.62
Basic earnings per share	$3.37	$(0.53)	$1.16	$11.50
Diluted earnings per share from continuing operations	$3.18	$(0.51)	$0.89	$(2.12)
Diluted earnings per share from discontinued operations	0.18	(0.02)	0.27	13.62
Diluted earnings per share	$3.36	$(0.53)	$1.16	$11.50
Weighted average number of anti-dilutive shares excluded from denominator	—	0.2	—	0.1

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
Business Overview
The Company is a diversified global branded consumer products and home essentials company. We manage the businesses in four vertically integrated, product-focused segments: (i) Hardware & Home Improvement (“HHI”), (ii) Home and Personal Care (“HPC”), (iii) Global Pet Care (“GPC”), and (iv) Home and Garden (“H&G”). The Company manufactures, markets and/or distributes its products globally in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), and construction companies. We enjoy strong name recognition in our regions under our various brands and patented technologies across multiple product categories. Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president or general manager responsible for sales and marketing initiatives and the financial results for all product lines within that segment. See Note 20 – Segment Information for more information pertaining to segments of continuing operations. The following is an overview of the consolidated business, by segment, summarizing product types and brands:

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
As of the date of this report, we continue to be classified as an essential business in the jurisdictions that have mandated closures of non-essential businesses, and therefore have been allowed to remain open. During the second quarter ended March 29, 2020, there were certain HHI operating facilities, primarily within China and Philippines, that experienced a temporary limit on production in response to the COVID-19 outbreak, but such facilities were operating at or near full capacity by the end of the second quarter. Subsequently, during the third quarter ended June 28, 2020, additional governmental operating restrictions were announced in Mexico temporarily suspending or limiting production for our HHI operating facilities with facilities operating and ramping up productions by the end of the third quarter. Moreover, our H&G facility in St. Louis was temporarily closed in April 2020 to provide for additional cleaning and implementation of preventative measures in response to confirmed cases of COVID-19. These facilities continue to operate to the extent possible under existing regulations with any limitation in production output being short-term in nature.
Despite the supply implications, the Company continues to experience continued customer demand both during the three month period ended June 28, 2020 and during the subsequent period. While demand in general for our products remains strong, our teams continue to monitor demand disruption and there can be no assurance as to the level of demand that will prevail through the remainder of fiscal 2020. A large portion of our customers continue to operate and sell our products, with some customers reducing operations due to closures or reduced store hours. There have also been changes in consumer needs and spending during the COVID-19 pandemic, which have resulted in a limited number of change orders and reduced spending. Currently, we have not identified, and will continue to monitor for, any substantive risk attributable to customer credit and have not experienced a significant impact from permanent store closures or retail bankruptcies. We believe the severity and duration of the COVID-19 pandemic to be uncertain and may contribute to retail volatility and consumer purchase behavior changes. The magnitude of the financial impact on our quarterly and annual results is highly dependent on the duration of the COVID-19 pandemic and how quickly the U.S. and global economies resume normal operations.
The COVID-19 pandemic has not had a materially negative impact on the Company’s liquidity position. The sweeping nature of COVID-19 pandemic makes it extremely difficult to predict the long-term ramifications on our financial condition and results of operations. However, the likely overall economic impact of the COVID-19 pandemic is viewed as highly negative to the U.S. and global economies. We have initiated mitigating efforts to manage non-critical capital spending, assess operating spend, preserve cash and liquidity.  We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. We have also not observed any material impairments of our assets due to the COVID-19 pandemic.
We expect the ultimate significance of the impact on our financial condition, results of operations, and cash flows will be dictated by the length of time that such circumstances continue, which will ultimately depend on the unforeseeable duration and severity of the COVID-19 pandemic and any governmental and public actions taken in response.
Divestitures
•Global Batteries & Lights – On January 2, 2019, the Company completed the sale of its GBL business pursuant to the GBL acquisition agreement with Energizer for cash proceeds of $1,956.2 million, resulting in the recognition of a pre-tax gain on sale of $989.8 million during the year ended September 30, 2019, including the settlement of customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications under the acquisition agreement, and contingent purchase price adjustment for the settlement with the divestiture of the Varta® consumer batteries business by Energizer. The results of operations and gain on sale for disposal of the GBL business are recognized as a component of discontinued operations during the nine month period ended June 30, 2019.
•Global Auto Care – On January 28, 2019, the Company completed the sale of its GAC business pursuant to the GAC acquisition agreement with Energizer for $1.2 billion, consisting of $938.7 million in cash proceeds and $242.1 million in stock consideration of common stock of Energizer, resulting in the write-down of net assets held for sale of $111.0 million during the year ended September 30, 2019, including the settlement of customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications in accordance with the GAC acquisition agreement. The results of operations and write-down of net assets held for sale for the disposal of the GAC business are recognized as a component of discontinued operations during the nine month period ended June 30, 2019.
•Coevorden Operations - On March 29, 2020, the Company completed the sale of its DCF production facility and distribution center in Coevorden, Netherlands for cash proceeds of $30.1 million subject to working capital and other typical closing adjustments, resulting in a loss on assets held for sale of $26.8 million during the nine month period ended June 28, 2020.
See Note 2 – Divestitures in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information on the assets and liabilities classified as held for sale and discontinued operations.
Acquisitions
On March 10, 2020, the Company entered into an asset purchase agreement with Omega Sea, LLC (“Omega”), a manufacturer and marketer of premium fish foods and consumable goods for the home and commercial aquarium markets, primarily consisting of the Omega brand, for a purchase price of approximately $16.9 million. The results of Omega’s operations since March 10, 2020 are included in the Company’s Condensed Consolidated Statements of Income and reported within the GPC reporting segment for the three and nine month periods ended June 28, 2020. See Note 3 – Acquisitions in the Notes to the Condensed Consolidated Financial statements, included elsewhere in this Quarterly Report, for more information.

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
Salus CLO
During the three and nine month periods ended June 28, 2020, the non-recourse debt under Salus CLO were effectively discharged resulting in the recognition of a non-cash gain on extinguishment of debt of $76.2 million, consisting of $77.0 million for the carrying value of the outstanding debt upon discharge, and $0.8 million for the unamortized discount and debt issuance costs. See Note 10 - Debt in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information.
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
Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and impact from acquisitions (when applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period. The following is a reconciliation of reported net sales to organic net sales for the three and nine month periods ended June 28, 2020 compared to net sales for the three and nine month periods ended June 30, 2019:

Three Month Periods Ended (in millions, except %)	June 28, 2020
	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales June 30, 2019	Variance
HHI	$281.6	$0.8	$282.4	$—	$282.4	$354.6	$(72.2)	(20.4)%
HPC	250.6	8.6	259.2	—	259.2	243.4	15.8	6.5%
GPC	241.5	1.5	243.0	(2.9)	240.1	221.7	18.4	8.3%
H&G	210.6	0.1	210.7	—	210.7	202.5	8.2	4.0%
Total	$984.3	$11.0	$995.3	$(2.9)	$992.4	$1,022.2	(29.8)	(2.9)%

Nine Month Periods Ended (in millions, except %)	June 28, 2020
	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales June 30, 2019	Variance
HHI	$908.4	$0.8	$909.2	$—	$909.2	$990.7	$(81.5)	(8.2)%
HPC	805.4	19.4	824.8	—	824.8	782.3	42.5	5.4%
GPC	684.2	4.3	688.5	(3.7)	684.8	641.3	43.5	6.8%
H&G	395.6	0.1	395.7	—	395.7	394.9	0.8	0.2%
Total	$2,793.6	$24.6	$2,818.2	$(3.7)	$2,814.5	$2,809.2	5.3	0.2%

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management, which we believe provide useful information to investors because they reflect ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. They also facilitate comparisons between peer companies since interest, taxes, depreciation, and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. During the year ending September 30, 2019, the Company issued certain incentive bridge awards due to changes in the Company’s long-term compensation plans that allow for cash based payment upon employee election which have been included in the adjustment but do not qualify for shared-based compensation. See Note 16 - Share Based Compensation in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Restructuring and related charges, which consist of project costs associated with the restructuring initiatives across the Company's segments. See Note 4 - Restructuring and Related Charges in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Transaction related charges that consist of (1) transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business; and (2) divestiture related transaction costs that are recognized in continuing operations and post-divestiture separation costs consisting of incremental costs to facilitate separation of shared operations, including development of transferred shared service operations, platforms and personnel transferred as part of the divestitures and exiting of transition service arrangements (TSAs) and reverse TSAs. See Note 1 – Basis of Presentation & Significant Accounting Policies in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Gains and losses attributable to the Company’s investment in Energizer common stock, acquired as part of consideration received from the Company’s sale and divestiture of GAC during the year ended September 30, 2019. See Note 2 – Divestitures and Note 13 – Fair Value of Financial Instruments in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations subsequent to an acquisition (when applicable);
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);
•Foreign currency gains and losses attributable to multicurrency loans for the three and nine month periods ended June 28, 2020 and June 30, 2019, that were entered into with foreign subsidiaries in exchange for receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestitures during the year ended September 30, 2019. The Company has entered into various hedging arrangements to mitigate the volatility of foreign exchange risk associated with such loans;
•Legal and litigation costs associated with Salus during the three and nine month periods ended June 28, 2020 and June 30, 2019 as they are not considered a component of the continuing commercial products company, but continue to be consolidated by the Company until the Salus operations can be wholly dissolved and/or deconsolidated;
•Gain on extinguishment of the Salus CLO debt due to the discharge of the obligation during the three month period ended June 28, 2020. See Note 10 - Debt in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details; and
•Other adjustments primarily consisting of costs attributable to (1) expenses and cost recovery for flood damage at Company facilities in Middleton, Wisconsin during the three and nine month periods ended June 28, 2020 and June 30, 2019; (2) incremental costs for separation of a key executive during the three and nine month periods ended June 28, 2020 and June 30, 2019; (3) incremental costs associated with a safety recall in GPC during the three and nine month periods ended June 30, 2019; (4) operating margin on H&G sales to GAC discontinued operations during the three and nine month period ended June 30, 2019; and (5) certain fines and penalties for delayed shipments following the completion of a GPC distribution center consolidation in EMEA during the nine month period ended June 30, 2019.
Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of reported net sales for the respective period and segment.

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended June 28, 2020 and June 30, 2019 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended June 28, 2020
Net income from continuing operations	$34.8	$12.9	$35.8	$50.4	$3.7	$137.6
Income tax expense	—	—	—	—	53.6	53.6
Interest expense	—	—	—	—	36.1	36.1
Depreciation and amortization	8.5	8.7	9.2	5.1	3.5	35.0
EBITDA	43.3	21.6	45.0	55.5	96.9	262.3
Share and incentive based compensation	—	—	—	—	14.2	14.2
Restructuring and related charges	0.3	0.7	2.1	—	9.1	12.2
Transaction related charges	—	3.0	2.4	—	0.7	6.1
Gain on Energizer investment	—	—	—	—	(60.1)	(60.1)
Loss on assets held for sale	—	—	1.1	—	—	1.1
Foreign currency translation on multicurrency divestiture loans	—	(0.3)	—	—	4.8	4.5
Salus	—	—	—	—	0.2	0.2
Salus CLO debt extinguishment	—	—	—	—	(76.2)	(76.2)
Other	—	—	—	—	0.1	0.1
Adjusted EBITDA	$43.6	$25.0	$50.6	$55.5	$(10.3)	$164.4
Net Sales	$281.6	$250.6	$241.5	$210.6	$—	$984.3
Adjusted EBITDA Margin	15.5%	10.0%	21.0%	26.4%	—	16.7%
Three Month Period Ended June 30, 2019
Net income (loss) from continuing operations	$58.2	$5.7	$25.9	$48.0	$(162.5)	$(24.7)
Income tax expense	—	—	—	—	44.2	44.2
Interest expense	—	—	—	—	33.9	33.9
Depreciation and amortization	8.4	8.5	10.8	4.8	3.4	35.9
EBITDA	66.6	14.2	36.7	52.8	(81.0)	89.3
Share and incentive based compensation	—	—	—	—	15.6	15.6
Restructuring and related charges	1.1	3.2	1.4	0.4	14.6	20.7
Transaction related charges	—	0.7	0.7	—	3.4	4.8
Loss on Energizer investment	—	—	—	—	33.2	33.2
Foreign currency translation on multicurrency divestiture loans	—	—	—	—	7.7	7.7
Other	—	0.1	0.2	0.1	1.2	1.6
Adjusted EBITDA	$67.7	$18.2	$39.0	$53.3	$(5.3)	$172.9
Net Sales	$354.6	$243.4	$221.7	$202.5	$—	$1,022.2
Adjusted EBITDA Margin	19.1%	7.5%	17.6%	26.3%	—	16.9%

The following is a reconciliation of net income to Adjusted EBITDA for the nine month periods ended June 28, 2020 and June 30, 2019 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Nine Month Period Ended June 28, 2020
Net income from continuing operations	$130.0	$31.5	$9.7	$64.9	$(195.3)	$40.8
Income tax expense	—	—	—	—	35.3	35.3
Interest expense	—	—	—	—	106.5	106.5
Depreciation and amortization	25.1	26.5	35.1	15.4	11.0	113.1
EBITDA	155.1	58.0	44.8	80.3	(42.5)	295.7
Share and incentive based compensation	—	—	—	—	43.3	43.3
Restructuring and related charges	0.9	3.6	18.8	0.3	38.0	61.6
Transaction related charges	—	7.3	7.4	—	2.7	17.4
Loss on Energizer investment	—	—	—	—	8.2	8.2
Loss on assets held for sale	—	—	26.8	—	—	26.8
Write-off from impairment of intangible assets	—	—	24.2	—	—	24.2
Foreign currency translation on multicurrency divestiture loans	—	0.4	—	—	4.6	5.0
Salus	—	—	—	—	0.6	0.6
Salus CLO debt extinguishment	—	—	—	—	(76.2)	(76.2)
Other	—	0.1	0.1	—	0.2	0.4
Adjusted EBITDA	$156.0	$69.4	$122.1	$80.6	$(21.1)	$407.0
Net Sales	$908.4	$805.4	$684.2	$395.6	$—	$2,793.6
Adjusted EBITDA Margin	17.2%	8.6%	17.8%	20.4%	—	14.6%
Nine Month Period Ended June 30, 2019
Net income (loss) from continuing operations	$145.4	$(9.0)	$57.3	$70.8	$(372.1)	$(107.6)
Income tax expense	—	—	—	—	18.2	18.2
Interest expense	—	—	—	—	185.1	185.1
Depreciation and amortization	25.3	55.7	32.0	14.4	11.0	138.4
EBITDA	170.7	46.7	89.3	85.2	(157.8)	234.1
Share based compensation	—	—	—	—	38.7	38.7
Restructuring and related charges	4.3	4.7	6.4	1.4	25.4	42.2
Transaction related charges	0.9	6.3	1.6	—	7.6	16.4
Loss on Energizer investment	—	—	—	—	38.2	38.2
Foreign currency translation on multicurrency divestiture loans	—	—	—	—	29.5	29.5
GPC safety recall	—	—	0.7	—	—	0.7
Other	—	—	2.9	(0.7)	1.7	3.9
Adjusted EBITDA	$175.9	$57.7	$100.9	$85.9	$(16.7)	$403.7
Net Sales	$990.7	$782.3	$641.3	$394.9	$—	$2,809.2
Adjusted EBITDA Margin	17.8%	7.4%	15.7%	21.8%	—	14.4%

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended June 28, 2020 and June 30, 2019 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended June 28, 2020
Net income from continuing operations	$34.8	$12.9	$35.8	$50.4	$(52.6)	$81.3
Income tax expense	—	—	—	—	35.4	35.4
Interest expense	—	—	—	—	36.0	36.0
Depreciation and amortization	8.5	8.7	9.2	5.1	3.5	35.0
EBITDA	43.3	21.6	45.0	55.5	22.3	187.7
Share and incentive based compensation	—	—	—	—	13.8	13.8
Restructuring and related charges	0.3	0.7	2.1	—	9.1	12.2
Transaction related charges	—	3.0	2.4	—	0.7	6.1
Gain on Energizer investment	—	—	—	—	(60.1)	(60.1)
Loss on assets held for sale	—	—	1.1	—	—	1.1
Foreign currency translation on multicurrency divestiture loans	—	(0.3)	—	—	4.8	4.5
Other	—	—	—	—	0.1	0.1
Adjusted EBITDA	$43.6	$25.0	$50.6	$55.5	$(9.3)	$165.4
Net Sales	$281.6	$250.6	$241.5	$210.6	$—	$984.3
Adjusted EBITDA Margin	15.5%	10.0%	21.0%	26.4%	—	16.8%
Three Month Period Ended June 30, 2019
Net income (loss) from continuing operations	$58.2	$5.7	$25.9	$48.0	$(166.7)	$(28.9)
Income tax expense	—	—	—	—	49.9	49.9
Interest expense	—	—	—	—	33.7	33.7
Depreciation and amortization	8.4	8.5	10.8	4.8	3.4	35.9
EBITDA	66.6	14.2	36.7	52.8	(79.7)	90.6
Share and incentive based compensation	—	—	—	—	15.2	15.2
Restructuring and related charges	1.1	3.2	1.4	0.4	14.6	20.7
Transaction related charges	—	0.7	0.7	—	3.4	4.8
Loss on Energizer investment	—	—	—	—	33.2	33.2
Foreign currency translation on multicurrency divestiture loans	—	—	—	—	7.7	7.7
Other	—	0.1	0.2	0.1	—	0.4
Adjusted EBITDA	$67.7	$18.2	$39.0	$53.3	$(5.6)	$172.6
Net Sales	$354.6	$243.4	$221.7	$202.5	$—	$1,022.2
Adjusted EBITDA Margin	19.1%	7.5%	17.6%	26.3%	—	16.9%

The following is a reconciliation of net income to Adjusted EBITDA for the nine month periods ended June 28, 2020 and June 30, 2019 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Nine Month Period Ended June 28, 2020
Net income (loss) from continuing operations	$130.0	$31.5	$9.7	$64.9	$(248.3)	$(12.2)
Income tax expense	—	—	—	—	18.8	18.8
Interest expense	—	—	—	—	106.0	106.0
Depreciation and amortization	25.1	26.5	35.1	15.4	11.0	113.1
EBITDA	155.1	58.0	44.8	80.3	(112.5)	225.7
Share based compensation	—	—	—	—	42.3	42.3
Restructuring and related charges	0.9	3.6	18.8	0.3	38.0	61.6
Transaction related charges	—	7.3	7.4	—	2.7	17.4
Loss on Energizer investment	—	—	—	—	8.2	8.2
Loss on assets held for sale	—	—	26.8	—	—	26.8
Write-off from impairment of intangible assets	—	—	24.2	—	—	24.2
Foreign currency translation on multicurrency divestiture loans	—	0.4	—	—	4.5	4.9
Other	—	0.1	0.1	—	0.2	0.4
Adjusted EBITDA	$156.0	$69.4	$122.1	$80.6	$(16.6)	$411.5
Net Sales	$908.4	$805.4	$684.2	$395.6	$—	$2,793.6
Adjusted EBITDA Margin	17.2%	8.6%	17.8%	20.4%	—	14.7%
Nine Month Period Ended June 30, 2019
Net income (loss) from continuing operations	$145.4	$(9.0)	$57.3	$70.8	$(324.6)	$(60.1)
Income tax expense	—	—	—	—	34.1	34.1
Interest expense	—	—	—	—	125.2	125.2
Depreciation and amortization	25.3	55.7	32.0	14.4	11.0	138.4
EBITDA	170.7	46.7	89.3	85.2	(154.3)	237.6
Share and incentive based compensation	—	—	—	—	37.6	37.6
Restructuring and related charges	4.3	4.7	6.4	1.4	25.4	42.2
Transaction related charges	0.9	6.3	1.6	—	7.6	16.4
Loss on Energizer investment	—	—	—	—	38.2	38.2
Foreign currency translation on multicurrency divestiture loans	—	—	—	—	29.5	29.5
GPC safety recall	—	—	0.7	—	—	0.7
Other	—	—	2.9	(0.7)	0.6	2.8
Adjusted EBITDA	$175.9	$57.7	$100.9	$85.9	$(15.4)	$405.0
Net Sales	$990.7	$782.3	$641.3	$394.9	$—	$2,809.2
Adjusted EBITDA Margin	17.8%	7.4%	15.7%	21.8%	—	14.4%

Consolidated Results of Operations
The following is summarized consolidated results of operations for SBH for the three and nine month periods ended June 28, 2020 and June 30, 2019, respectively.

(in millions, except %)	Three Month Periods Ended		Variance		Nine Month Periods Ended		Variance
	June 28, 2020	June 30, 2019			June 28, 2020	June 30, 2019
Net sales	$984.3	$1,022.2	$(37.9)	(3.7)%	$2,793.6	$2,809.2	$(15.6)	(0.6)%
Gross profit	348.9	361.0	(12.1)	(3.4)%	946.9	972.4	(25.5)	(2.6)%
Operating expenses	254.3	268.2	(13.9)	(5.2)%	830.3	812.5	17.8	2.2%
Interest expense	36.1	33.9	2.2	6.5%	106.5	185.1	(78.6)	(42.5)%
Other non-operating (income) expense, net	(56.5)	39.4	(95.9)	n/m	10.2	64.2	(54.0)	(84.1)%
Income tax expense	53.6	44.2	9.4	21.3%	35.3	18.2	17.1	94.0%
Net income (loss) from continuing operations	137.6	(24.7)	162.3	n/m	40.8	(107.6)	148.4	n/m
Income (loss) from discontinued operations, net of tax	8.0	(1.2)	9.2	n/m	12.2	699.1	(686.9)	(98.3)%
Net income (loss)	145.6	(25.9)	171.5	n/m	53.0	591.5	(538.5)	(91.0)%
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the three and nine month periods ended June 28, 2020 and June 30, 2019, respectively.

(in millions, except %)	Three Month Periods Ended		Variance		Nine Month Periods Ended		Variance
	June 28, 2020	June 30, 2019			June 28, 2020	June 30, 2019
HHI	$281.6	$354.6	$(73.0)	(20.6)%	$908.4	$990.7	$(82.3)	(8.3)%
HPC	250.6	243.4	7.2	3.0%	805.4	782.3	23.1	3.0%
GPC	241.5	221.7	19.8	8.9%	684.2	641.3	42.9	6.7%
H&G	210.6	202.5	8.1	4.0%	395.6	394.9	0.7	0.2%
Net Sales	$984.3	$1,022.2	(37.9)	(3.7)%	$2,793.6	$2,809.2	(15.6)	(0.6)%
The following sets forth the principal components of change in net sales from the three and nine month periods ended June 30, 2019 to the three and nine month periods ended June 28, 2020.

(in millions)	Three Month Periods Ended	Nine Month Periods Ended
Net Sales for the periods ended June 30, 2019	$1,022.2	$2,809.2
Increase in HPC	15.8	42.5
Increase in GPC	18.4	43.5
Increase in H&G	8.2	0.8
Decrease in HHI	(72.2)	(81.5)
Acquisition sales	2.9	3.7
Foreign currency impact, net	(11.0)	(24.6)
Net Sales for the periods ended June 28, 2020	$984.3	$2,793.6
The Company recognized a decrease in organic net sales of $29.8 million, or 2.9%, and an increase of $5.3 million, or 0.2% for the three and nine month periods ended June 28, 2020, respectively.
Gross Profit. For the three month period ended June 28, 2020, gross profit decreased $12.1 million, with a marginal increase in gross profit margin from 35.3% to 35.4% primarily due to reduced HHI sales volumes, incremental material input costs including tariffs with government mandated COVID-19 related shutdowns and unfavorable transaction foreign currency loss, offset by favorable product mix and positive productivity. For the nine month period ended June 28, 2020, gross profit decreased $25.5 million, with a decrease in gross profit margin from 34.6% to 33.9% primarily due to reduced HHI sales volumes, incremental material and input costs including tariffs with COVID-19 related shutdowns, unfavorable transaction foreign currency loss, incremental restructuring costs and accelerated depreciation expense as part of the Global Productivity Improvement Plan, offset by favorable product mix and positive productivity with retrospective tariff exclusions.
Operating Expenses. Operating expenses for the three month period ended June 28, 2020 decreased $13.9 million, or 5.2%, due to a decrease in selling, general and administrative expenses of $7.8 million and decrease in restructuring and related charges of $7.7 million. Operating expenses for the nine month period ended June 28, 2020 increased $17.8 million, or 2.2%, due to the recognition of a loss on assets held for sale of $26.8 million associated with the Coevorden Operations divestiture, a $24.2 million write-off from impairment of intangible assets, an increase in restructuring and related charges of $8.4 million; offset by a reduction in selling and general and administrative expenses of $39.6 million primarily from incremental depreciation and amortization in the prior year associated with HPC business being de-recognized from held for sale. See Note 4 – Restructuring and Related Charges in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail on restructuring.

Interest Expense. Interest expense for the three month period ended June 28, 2020 increased $2.2 million, or 6.5%, due to higher debt balances during the period and decreased $78.6 million, or 42.5%, during the nine month period ended June 28, 2020 due to overall lower debt and average interest rate during the period. See Note 10 – Debt in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.
Other non-operating expense, net. Other non-operating expense decreased $95.9 million for the three month period ended June 28, 2020 due to realized and unrealized gains on our investment in Energizer common stock during the period and decreased $54.0 million for the nine month period ended June 28, 2020 due to higher losses on our investment in Energizer common stock during the prior period and foreign currency losses in the prior year related to multicurrency loans with foreign subsidiaries associated with the GBL and GAC divestitures. See Note 13 – Fair Value of Financial Instruments in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.
Income Taxes. Our estimated annual effective tax rate was significantly impacted for the three and nine month periods ended June 28, 2020 by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income, losses earned outside the U.S. that more likely than not will not result in a tax benefits, certain nondeductible expenses, and foreign rates that differ from the US federal statutory rate.
During the nine month period ended June 28, 2020, the Company recorded a $5.2 million tax benefit related to U.S. return to provision differences, primarily from changes to GILTI, which is recorded as a period cost. The Company also recognized a $5.3 million tax benefit from the favorable settlement of an income tax examination.
Income From Discontinued Operations. Discontinued operations include our divestitures of GBL and GAC divisions that were sold on January 2, 2019 and January 28, 2019, respectively. Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented. During the three and nine month periods ended June 28, 2020, the Company recognized incremental income for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreement. During the three month period ended June 28, 2020, the Company recognized an $8.8 million tax benefit to discontinued operations from the return to provision adjustments related to the divestitures of GBL, primarily from changes to US GILTI on the non-US portions of the sold business.
Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest. Such amount varies in relation to such subsidiary’s net income or loss for the period and the percentage interest not owned by SBH.
SB/RH
The following is summarized consolidated results of operations for SB/RH for the three and nine month periods ended June 28, 2020 and June 30, 2019, respectively:

(in millions, except %)	Three Month Periods Ended		Variance		Nine Month Periods Ended		Variance
	June 28, 2020	June 30, 2019			June 28, 2020	June 30, 2019
Net sales	$984.3	$1,022.2	$(37.9)	(3.7)%	$2,793.6	$2,809.2	$(15.6)	(0.6)%
Gross profit	348.9	361.0	(12.1)	(3.4)%	946.9	972.4	(25.5)	(2.6)%
Operating expenses	252.7	266.9	(14.2)	(5.3)%	824.1	808.7	15.4	1.9%
Interest expense	36.0	33.7	2.3	6.8%	106.0	125.2	(19.2)	(15.3)%
Other non-operating (income) expense, net	(56.5)	39.4	(95.9)	n/m	10.2	64.5	(54.3)	(84.2)%
Income tax expense	35.4	49.9	(14.5)	(29.1)%	18.8	34.1	(15.3)	(44.9)%
Net income (loss) from continuing operations	81.3	(28.9)	110.2	n/m	(12.2)	(60.1)	47.9	(79.7)%
Income (loss) from discontinued operations, net of tax	8.0	(1.2)	9.2	n/m	12.2	699.1	(686.9)	(98.3)%
Net income (loss)	89.3	(30.1)	119.4	n/m	—	639.0	(639.0)	(100.0)%
n/m = not meaningful
For the three and nine month periods ended June 28, 2020, the changes in net sales, gross profit, operating expenses, interest expense and other non-operating expenses are primarily attributable to the changes in SBH previously discussed.

Segment Financial Data
Hardware & Home Improvement

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	June 28, 2020	June 30, 2019				June 28, 2020	June 30, 2019
Net sales	$281.6	$354.6	$(73.0)		(20.6)%	$908.4	$990.7	$(82.3)		(8.3)%
Operating income	35.0	57.6	(22.6)		(39.2)%	130.5	145.3	(14.8)		(10.2)%
Operating income margin	12.4%	16.2%	(380)	bps		14.4%	14.7%	(30)	bps
Adjusted EBITDA	$43.6	$67.7	$(24.1)		(35.6)%	$156.0	$175.9	$(19.9)		(11.3)%
Adjusted EBITDA margin	15.5%	19.1%	(360)	bps		17.2%	17.8%	(60)	bps
n/m = not meaningful
Net sales for the three month period decreased $73.0 million, or 20.6%, with a decrease in organic net sales of $72.2 million, or 20.4%.
•Security decreased $75.0 million due to supply constraints driven by temporary government mandated COVID-19 related shutdowns limiting supply levels, reduced volumes with residential security service providers, partially offset by favorable pricing.
•Plumbing decreased $1.5 million due to reduced volume from COVID-19 related store closures and restrictions primarily outside of NA offset by market share gains in the multifamily development channel and favorable pricing.
•Hardware increased $4.4 million due to new product introduction in the home center channel, increased volume through online retail channels and favorable pricing.
Operating income for the three month period decreased $22.6 million with a margin decrease of 380 bps due to reduced sales volumes and fixed overhead costs due to temporary government mandated COVID-19 related shutdowns. Adjusted EBITDA for the three month period decreased $24.1 million with a margin decrease of 360 bps due to reduced sales volumes and fixed overhead costs due to temporary government mandated COVID-19 related shutdowns.
Net sales for the nine month period decreased $82.3 million, or 8.3%, with a decrease in organic net sales of $81.5 million, or 8.2%.
•Security decreased $88.1 million due to supply constraints driven by temporary government mandated COVID-19 related shutdowns limiting supply levels, reduced volumes in the builder’s channel plus volume reduction from customer loss partially offset favorable pricing.
•Plumbing increased $2.4 million due to promotional related volume in retail channel and market share gains in the multifamily development channel and favorable pricing.
•Hardware increased $4.2 million due to new product introduction in the home center channel, increased volume through online retail channels and favorable pricing.
Operating income for the nine month period decreased $14.8 million with a margin decrease of 30 bps due to reduced sales volumes, increase in material and input costs including tariffs and fixed overhead costs due to temporary government mandated COVID-19 related shutdowns, offset by retrospective tariff exclusions. Adjusted EBITDA for the nine month period decreased $19.9 million with a margin decrease of 60 bps due to reduced sales volumes, increase in material and input costs including tariffs and fixed overhead costs due to temporary government mandated COVID-19 related shutdowns, offset by retrospective tariff exclusions.

Home and Personal Care

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	June 28, 2020	June 30, 2019				June 28, 2020	June 30, 2019
Net sales	$250.6	$243.4	$7.2		3.0%	$805.4	$782.3	$23.1		3.0%
Operating income (loss)	11.3	5.7	5.6		98.2%	31.5	(9.0)	40.5		n/m
Operating income (loss) margin	4.5%	2.3%	220	bps		3.9%	(1.2%)	510	bps
Adjusted EBITDA	$25.0	$18.2	$6.8		37.4%	$69.4	$57.7	$11.7		20.3%
Adjusted EBITDA margin	10.0%	7.5%	250	bps		8.6%	7.4%	120	bps
n/m = not meaningful
Net sales for the three month period increased $7.2 million, or 3.0%, with an increase in organic net sales of $15.8 million, or 6.5%.
•Personal care decreased $2.2 million, including a decrease in EMEA of $1.0 million due supply and inventory constraints attributable to COVID-19 restrictions offset by increased demand in hair care and personal grooming products; decrease in LATAM of $2.0 million from store closures; partially offset by a marginal increase in NA of $0.4 million due to increased volume and demand in mass retail and e-commerce channels primarily with hair care and personal grooming products despite supply and inventory constraints attributable to COVID-19 restrictions; and a marginal increase in APAC of $0.4 million.
•Home and kitchen increased $18.0 million, including an increase in NA of $10.9 million due to new product introductions, increased distribution in mass retail and grocery channels, increased volume through e-commerce channels offset by supply and inventory constraints and lower distribution to department stores from store closures attributable to COVID-19 restrictions; an increase in EMEA of $5.0 million from promotional volumes with increased consumer demand partially offset by lower distribution due to store closures in response to COVID-19 pandemic; with increase in APAC of $2.1 million and consistent sales in LATAM.
Operating income for the three month period increased $5.6 million with a margin increase of 220 bps due to higher sales volumes with favorable product mix and productivity with benefit from retrospective tariff exclusions, offset by negative foreign currency transaction loss. Adjusted EBITDA for the three month period increased $6.8 million with a margin increase of 250 bps due to higher sales volumes with favorable product mix and productivity with benefit from retrospective tariff exclusion, offset by negative foreign currency transaction loss.
Net sales for the nine month period increased $23.1 million, or 3.0%, with an increase in organic net sales of $42.5 million, or 5.4%.
•Personal care appliances increased $12.8 million, including an increase in EMEA of $11.8 million driven by promotion volumes with traditional and online retailers during holiday season, increased growth in e-commerce channels coupled with increased demand in response to the COVID-19 pandemic partially offset by supply constraints; an increase in NA of $2.2 million due to increased volume and demand in mass retail and e-commerce channels primarily with hair care and personal grooming products primarily in response to the COVID-19 pandemic despite supply constraints attributable to COVID-19 restrictions during the period; and an increase in APAC of $1.5 million offset by decrease in LATAM of $2.7 million.
•Home and kitchen appliances increased $29.7 million, including an increase in NA of $15.0 million due to new product introductions and distribution in mass retail and grocery channels, increased volume through online retail channels, coupled with increased demand in response to the COVID-19 pandemic partially offset by supply constraints; an increase in EMEA of $10.4 million from promotional volumes with traditional and online retailers during holiday season with increased consumer demand partially offset by lower distribution from store closures in response to COVID-19 pandemic; an increase in LATAM of $1.9 million from new product distribution; and an increase in APAC of $2.4 million.
Operating income for the nine month period increased $40.5 million with a margin increase of 510 bps due to higher sales volumes with favorable product mix and productivity with benefit from retrospective tariff exclusions, offset by incremental depreciation and amortization in the prior year associated with HPC business being de-recognized from held for sale, incremental tariff costs, and negative foreign currency transaction loss. Adjusted EBITDA for the nine month period increased $11.7 million with a margin increase of 120 bps due to higher sales volume with favorable product mix and productivity with benefit from retrospective tariff exclusions, offset by incremental tariff costs, and negative foreign currency transaction loss.

Global Pet Care

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	June 28, 2020	June 30, 2019				June 28, 2020	June 30, 2019
Net sales	$241.5	$221.7	$19.8		8.9%	$684.2	$641.3	$42.9		6.7%
Operating income	36.4	26.5	9.9		37.4%	11.3	58.7	(47.4)		(80.7)%
Operating income margin	15.1%	12.0%	310	bps		1.7%	9.2%	(750)	bps
Adjusted EBITDA	$50.6	$39.0	$11.6		29.7%	$122.1	$100.9	$21.2		21.0%
Adjusted EBITDA margin	21.0%	17.6%	340	bps		17.8%	15.7%	210	bps
n/m = not meaningful
Net sales for the three month period increased $19.8 million, or 8.9%, with an increase in organic net sales of $18.4 million, or 8.3%.
•Companion animal increased $11.6 million, including an increase in NA of $9.0 million from increased demand through online and traditional retail channels coupled with incremental demand driven by the COVID-19 pandemic; increase in EMEA of $1.2 million primarily from dog and cat food sales through online retail channels; with moderate increase in APAC and LATAM.
•Aquatics increased $9.7 million, including an increase in NA of $7.5 million from increased demand and customer conversion through online retail channels and pet specialty channels, and including acquisition sales of $2.9 million from Omega; and increase in EMEA sales of $2.0 million due to increased distribution through online retail channels.

Operating income for the three month period increased $9.9 million with a margin improvement of 310 bps due to an increase in sales volume and positive pricing, product cost improvements, partially offset by tariffs and additional investment in marketing and advertising with incremental restructuring costs and transaction costs associated with the Omega acquisition and Coevorden Operations divestiture. Adjusted EBITDA for the three month period increased $11.6 million with a margin increase of 340 bps due to an increase in sales volume and positive pricing and product cost improvements, partially offset by tariffs and additional investment in marketing and advertising.
Net sales for the nine month period increased $42.9 million, or 6.7%, with an increase in organic net sales of $43.5 million, or 6.8%.
•Companion animal increased $37.4 million, including an increase in NA sales of $33.3 million from increased demand through online retail channels coupled with demand in response to the COVID-19 pandemic; an increase in EMEA sales of $4.6 million primarily from dog and cat food sales in response to the COVID-19 pandemic with increased distribution through online retail channels; partially offset by a decrease in APAC sales of $1.0 million and consistent sales in LATAM.
•Aquatics increased $9.8 million, including an increase in NA sales of $9.1 million from increased demand and customer conversion through online retail channels, pet specialty channels, and including acquisition sales of $3.7 million; an increase in EMEA sales of $0.8 million due to increased distribution through online retail channels offset by slower seasonal distribution; with a moderate increase in LATAM sales offset by a moderate decrease in APAC sales.
Operating income for the nine month period decreased $47.4 million due to the recognition of a loss on assets held for sale of $26.8 million associated with the Coevorden Operations divestiture, and a $24.2 million write-off from impairment of intangible assets; incremental transaction costs associated with the Omega acquisition and Coevorden Operations divestiture, plus restructuring costs and accelerated depreciation as part of the Global Productivity Improvement Plan, tariffs and additional investment in marketing and advertising, offset by increased sales volume, product cost improvements, and positive pricing. Adjusted EBITDA for the nine month period increased $21.2 million with a margin increase of 210 bps due to increased sales volume, product cost improvements, and positive pricing, offset by tariffs and additional investment in marketing and advertising.

Home and Garden

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	June 28, 2020	June 30, 2019				June 28, 2020	June 30, 2019
Net sales	$210.6	$202.5	$8.1		4.0%	$395.6	$394.9	$0.7		0.2%
Operating income	50.4	48.0	2.4		5.0%	64.8	70.3	(5.5)		(7.8)%
Operating income margin	23.9%	23.7%	20	bps		16.4%	17.8%	(140)	bps
Adjusted EBITDA	$55.5	$53.3	$2.2		4.1%	$80.6	$85.9	$(5.3)		(6.2)%
Adjusted EBITDA margin	26.4%	26.3%	10	bps		20.4%	21.8%	(140)	bps
n/m = not meaningful
Net sales for the three month period increased $8.1 million, or 4.0%, with an increase in organic net sales of $8.2 million, or 4.0%.
•Lawn & garden controls increased $4.1 million due to seasonal demand and favorable weather, increased online retail and home center volumes, and new retail customer distribution.
•Repellents increased $2.5 million due to improved seasonal demand and favorable weather.
•Household insect control increased $4.0 million due to improved seasonal demand and favorable weather with increased online retail distribution.
•Other net sales under the GAC supply agreement were $2.1 million and $4.6 million for the respective three month periods
Operating income increased $2.4 million with margin increase of 20 bps due to increased sale volume, positive pricing and mix, with higher productivity offset by higher material and input costs and tariffs, higher marketing and advertising investment spending. Adjusted EBITDA increased $2.2 million due to increased sale volume, positive pricing and mix, offset by tariffs, higher marketing and advertising investment spending.
Net sales for the nine month period increased $0.7 million, or 0.2%, with an increase in organic net sales of $0.8 million , or 0.2%.
•Lawn & garden control increased $3.7 million due to seasonal demand and favorable weather, increased online retail and home center volumes, and new retail customer distribution.
•Repellents decreased $2.4 million due to retail inventory levels from earlier seasonal distribution in the prior year.
•Household insect controls increased $1.5 million due to retail inventory levels, earlier seasonal distribution in the prior year, offset by increased online retail distribution.
•Other net sales under the GAC supply agreement were $13.0 million and $15.0 million for the respective nine month periods
Operating income for the nine month period decreased $5.5 million with reduction in margin of 140 bps due to higher material and input costs including tariffs, higher marketing and advertising investment spending, partially offset by higher productivity. Adjusted EBITDA for the nine month period decreased $5.3 million with reduction in margin of 140 bps due to higher material and input costs including tariffs, higher marketing and advertising investment spending, partially offset by higher productivity.

Liquidity and Capital Resources
The following is a summary of the SBH and SB/RH cash flows from continuing operations for the nine month periods ended June 28, 2020 and June 30, 2019, respectively.

	SBH		SB/RH
Nine Month Periods Ended (in millions)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Operating activities	$35.4	$(186.1)	$(175.0)	$(171.4)
Investing activities	$43.4	$2,814.0	$43.4	$2,814.0
Financing activities	$(237.1)	$(2,767.0)	$(25.5)	$(2,739.8)
Cash Flows from Operating Activities
Cash flows from SBH continuing operations increased $221.5 million primarily due to:
•Increase in cash provided by continuing operations of $170.7 million, including increase in cash generated from working capital of $163.0 million primarily from lower average inventory and receivable balances;
•Decrease in cash paid for interest of $80.0 million;
•Decrease in cash paid for taxes of $9.2 million; offset by
•Increase in net corporate expenditures of $4.4 million;
•Increase in cash paid for restructuring and integration related charges of $34.0 million.
Cash flows from operating activities from continuing operations of SB/RH decreased $3.6 million primarily due to the items discussed above except for an incremental operating cash outflow to its parent company for federal net operating losses under the Company’s tax sharing agreement.
Depreciation and Amortization
Depreciation and amortization for the Company was $113.1 million and $138.4 million for the nine month periods ended June 28, 2020 and June 30, 2019 respectively. The decrease in depreciation and amortization is primarily attributable to the cumulative adjustment to depreciation and amortization from the change in plan to sell the HPC division in the prior year.
Cash Flows from Investing Activities
Cash flows from investing activities for SBH continuing operations decreased $2,770.6 million primarily due to net proceeds of $2,854.4 million from the sale of the GBL and GAC businesses in the prior year, plus cash paid for Omega acquisition of $16.9 million; partially offset by $68.0 million in proceeds for the sale of shares of Energizer common stock sold during the current period and $30.1 in proceeds for the sale of the Coevorden Operations.
Capital Expenditures
Capital expenditures for the Company were $44.5 million and $40.3 million for the nine month periods ended June 28, 2020 and June 30, 2019, respectively. We expect to make incremental investments in capital projects as part of our Global Productivity Improvement Plan.
Cash Flows from Financing Activities
Cash flows from financing activities for continuing operations increased $2,529.9 million for the nine month period ended June 28, 2020 primarily due to the paydown of debt in the prior year partially offset by proceeds withdrawn from the Revolver in the current period.
Debt
During the nine month period ended June 28, 2020, SBH recognized net proceeds from the Revolver Facility of $528.0 million primarily to support working capital needs, and made $132.7 million payment on debts for the outstanding balance of 6.625% Notes of $117.4 million with premium of early extinguishment of $1.3 million, and other debt payments of $14.0 million. As of June 28, 2020, the Company had borrowing availability of $341.3 million, net of outstanding letters of credit.
Subsequent to the balance sheet date, on June 30, 2020, the Company entered into the Credit Agreement, which refinanced the Company’s previously existing credit facility, reducing the revolving facility under the Credit Agreement from $890 million to $600 million and extending the Credit Agreement's maturity date to June 30, 2025. Moreover, SBI issued $300.0 million aggregate principal amount 5.50% Notes. The proceeds from the issuance and sale of the 5.50% Notes were used for repayment of the Revolver Facility obligation.
At June 28, 2020, we were in compliance with all covenants under the Senior Credit Agreement and the indentures governing the 5.00% Notes, 5.75% Notes, 6.125% Notes, and 4.00% Notes.
The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. On March 26, 2020, S&P downgraded the Company’s corporate credit rating to ‘B’ from ‘B+’, senior secured debt ratings to ‘BB-‘ from ‘BB’ and senior unsecured debt to ‘B’ from ‘B+’ , with a negative outlook in response to the changing economic environment and risks attributable to COVID-19. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings.
Refer to Note 10 - Debt in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information.

Equity
There has been no issuance of common stock, other than through the Company’s share-based compensation plans, during the nine month periods ended June 28, 2020 and June 30, 2019.
During the nine month period ended June 28, 2020 and June 30, 2019, SBH made cash dividend payments of $57.2 million and $65.1 million, or $0.42 per share, respectively.
During the nine month period ended June 28, 2020, the Company paid $364.8 million for the repurchase of common stock, consisting of 6.2 million treasury shares received, including $125.0 million through an accelerated share repurchase arrangement that was settled February 24, 2020. During the nine month period ended June 30, 2019, the Company paid $268.5 million for the repurchase of common stock, consisting of 4.9 million treasury shares received. See Note 15 – Shareholders’ Equity included elsewhere in this Quarterly Report for additional discussion.
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
Because the COVID-19 pandemic has not, as of the date of this report, materially impacted our operations or demand for our products, it has not had a materially negative impact on the Company’s liquidity position.  We have initiated mitigating efforts to manage non-critical capital spending, assess operating spend, preserve cash and improve liquidity.  Additionally we temporarily suspended treasury repurchase activity. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so.  However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. Subsequent to June 28, 2020, we successfully refinanced the previously existing credit facility extending the maturity to June 30, 2025 and issued $300.0 million of 5.50% Senior Notes, due July 15, 2030.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations & Other Commercial Commitments
As noted in Note 2 – Divestitures included elsewhere within this Quarterly Report, the Company settled its outstanding balance for the Varta indemnification payable with Energizer for $197.0 million during the nine month ended June 28, 2020. Additionally, the Company repaid certain of its long-term indebtedness during the nine month ended June 28, 2020, as described under Note 10 - Debt. There has otherwise been no material changes to our contractual obligations & other commercial commitments as discussed in our Annual Report on Form 10-K for the year ended September 30, 2019.

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
During the nine month period ended June 28, 2020, the Company measured the fair value of its GPC reporting unit goodwill following the recognition of the Coevorden Operations as held for sale. The Company allocated $10.6 million of GPC goodwill to the Coevorden Operations disposal group recognized as held for sale based upon a fair value allocation. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value of the GPC reporting unit, we used a discounted cash flow methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variable. The fair value of the remaining GPC reporting unit exceeded its carrying value by 17% and did not recognize an impairment. The GPC reporting unit goodwill of $430.1 million as of June 28, 2020 is still deemed ‘at risk’ of impairment. The duration and severity of the COVID-19 pandemic could result in additional future impairment charges for the GPC reporting unit goodwill, and potentially other reporting unit goodwill not considered ‘at risk’. While we have concluded that a triggering event did not occur during the three month period ended June 28, 2020, a prolonged pandemic could negatively impact the results of operations, net sales and earnings growth rates, changes in key assumptions and other global and regional macroeconomic factors.
Additionally, the Company assessed the indefinite-lived intangible assets and definite lived intangible assets associated with the continuing commercial DCF business following recognition of the Coevorden Operations as held for sale. For indefinite-lived assets, the Company compares the estimated fair value of the identified trade names to the carrying value to determine if potential impairment exists. If the fair value is less than its carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. During the nine month period ended June 28, 2020, the Company recognized $16.6 million impairment on indefinite lived intangible assets due to the reduced value of the associated tradenames, leaving no excess fair value as of the measurement date or risk of future impairment. For the remaining tradenames associated with the DCF business, there were $3.3 million of indefinite lived intangible assets that could be deemed at risk of future impairment due to the limited excess fair value. For definite lived intangible assets, the Company recognized $7.6 million impairment due to the incremental cash flow risk associated with the commercial DCF business following the planned divestiture of the Coevorden Operations, which consisted of the remaining carrying cost of the definite lived intangible assets associated with the commercial DCF business. While a triggering event did not occur during the three month period ended June 28, 2020, a prolonged COVID-19 pandemic could negatively impact net sales growth rate, change in key assumptions and other global and regional macroeconomic factors that could result in additional future impairment charges for indefinite-lived intangible assets.
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

	Nine Month Periods Ended	Year Ended
(in millions)	June 28, 2020	September 30, 2019
Statement of Operations Data
Third party net sales	$1,996.7	$2,711.6
Intercompany net sales to non-guarantor subsidiaries	43.7	67.3
Total net sales	2,040.4	2,778.9
Gross profit	638.3	858.1
Operating income (loss)	101.7	(23.1)
Net income loss from continuing operations	(49.0)	(719.0)
Net loss	(36.8)	(52.8)
Net loss attributable to controlling interest	(36.8)	(52.8)
Statement of Financial Position Data
Current Assets	$1,371.5	$1,101.0
Noncurrent Assets	2,897.5	3,013.1
Current Liabilities	844.3	1,405.9
Noncurrent Liabilities	3,226.2	2,383.0
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of June 28, 2020 and September 30, 2019 are as follows:

(in millions)	June 28, 2020	September 30, 2019
Statement of Financial Position Data
Current receivables from non-guarantor subsidiaries	$240.9	$—
Long-term receivable from non-guarantor subsidiaries	—	87.1
Current payable to non-guarantor subsidiaries	426.4	649.3
Long-term debt with non-guarantor subsidiaries	242.8	10.2
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
No material change in the Company’s market risk has occurred during the nine month period ended June 28, 2020. For additional information, refer to Note 10 – Debt and Note 12 – Derivatives to the Condensed Consolidated Financial Statement included elsewhere in the Quarterly Report and to Part II, Items 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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
Changes in Internal Control Over Financial Reporting. During the nine month period ended June 28, 2020, SBH began updating certain internal controls and supporting processes and systems related to leases in connection with our adoption of ASU No. 2016-02, Leases (Topic 842), further discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, which will continue during the year of adoption for the fiscal year ending September 30, 2020. Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the nine month period ended June 28, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting. During the nine month period ended June 28, 2020, SB/RH began updating certain internal controls and supporting processes and systems related to leases in connection with our adoption of ASU No. 2016-02, Leases (Topic 842), further discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, which will continue during the year of adoption for the fiscal year ending September 30, 2020. Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the nine month period ended June 28, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC on November 15, 2019. We believe that at June 28, 2020, with the exception of changes in the risk factors discussed below, there are no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2019.
The COVID-19 pandemic is a serious emerging threat to the health and economic well being affecting our customers, employees, sources of supply and our financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 24, 2018, the Board of Directors approved a $1 billion common stock repurchase program. The authorization is effective for 36 months. The following table summarizes the common stock repurchases under the program for the nine month period ended June 28, 2020:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Approximate Dollar Value of Shares that may Yet Be Purchased
As of September 30, 2019	4,610,700	$54.22	4,610,700	$750,001,219
October 1, 2019 to October 27, 2019	—	—	—	750,001,219
October 28, 2019 to November 24, 2019	35,568	62.27	35,568	747,786,559
November 25, 2019 to December 29, 2019	1,275,844	62.05	1,275,844	668,618,252
ASR November, 2019	1,719,534	61.79	1,719,534	562,368,245
As of December 29, 2019	7,641,646	57.27	7,641,646	562,368,245
December 30, 2019 to January 26, 2020	168,646	63.54	168,646	551,652,107
January 27, 2020 to February 23, 2020	226,217	60.00	226,217	538,079,881
February 24, 2020 to March 29, 2020	2,340,571	53.36	2,340,571	413,186,222
ASR March, 2020	309,857	60.51	309,857	394,436,228
As of March 29, 2020	10,686,937	56.66	10,686,937	394,436,228
March 30, 2020 to April 26, 2020	—	—	—	394,436,228
April 27, 2020 to May 24, 2020	—	—	—	394,436,228
May 25, 2020 to June 28, 2020	—	—	—	394,436,228
As of June 28, 2020	10,686,937	$56.66	10,686,937	$394,436,228
During the nine month periods ended June 28, 2020, the Company also repurchased $9.2 million of common stock in private purchases with employees at fair value, consisting of 0.2 million of common stock repurchases at an average share price of $62.30 per share, which are not included in the common stock repurchase program summarized above.
Item 5. Other Information
None
Item 6. Exhibits
Please refer to the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2020
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2020
SB/RH HOLDINGS, LLC
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 4.1
Indenture governing the Notes, dated as of June 30, 2020, among Spectrum Brands, Inc., the guarantor party thereto and US Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on June 30, 2020 (File No. 001-4219))

Exhibit 10.1
Amended and Restated Credit Agreement, dated as of June 30, 2020 among the Company, SB/RH Holdings, the guarantors party thereto, the lenders party thereto from time to time, and Royal Bank of Canada, as the administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on June 30, 2020 (File No. 001-4219))

Exhibit 10.2
Security Agreement, dated as of June 23, 2015, by and among the Company, SB/RH Holdings, the subsidiary guarantors party thereto from time to time and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on June 23, 2015 (File No. 001-34757)).

Exhibit 10.3
Loan Guaranty, dated as of June 23, 2015, by and among SB/RH Holdings, the subsidiary guarantors party thereto from time to time and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on June 23, 2015 (File No. 001-34757)).

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