Form 10-K
period 2020-09-30
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2020-11-18
CIK 109177, 1592706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Offices, and Telephone No.	IRS Employer Identification No.
1-4219	Spectrum Brands Holdings, Inc.	74-1339132
(a Delaware corporation)
3001 Deming Way, Middleton, WI 53562
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Spectrum Brands Holdings, Inc.	Yes	☒	No	☐
SB/RH Holdings, LLC	Yes	☐	No	☒
The aggregate market value of the voting stock held by non-affiliates of Spectrum Brands Holdings, Inc. was approximately $1,502 million based upon the closing price on the last business day of the registrant's most recently completed second fiscal quarter (March 29, 2020). For the sole purposes of making this calculation, term “non-affiliate” has been interpreted to exclude directors and executive officers and other affiliates of the registrant. Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, or that such person is an “affiliate” of the Company, as defined by applicable securities law.
As of November 16, 2020, there were outstanding 43,082,379 shares of Spectrum Brands Holdings, Inc.’s Common Stock, par value $0.01 per share.
SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted the information otherwise called for by Items 10 to 13 of Form 10-K as allowed under General Instruction I(2)(c).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Spectrum Brands Holdings, Inc.’s subsequent amendment to the Form 10-K to be filed within 120 days of September 30, 2020 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12 and 13.

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
Since these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:
•the impact of the COVID-19 pandemic on our customers, employees, manufacturing facilities, suppliers, capital markets, and our financial condition, and results of operations, all of which tend to aggravate the other risks and uncertainties we face;
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
•our ability to successfully identify, implement, achieve and sustain productivity improvements (including our Global Productivity Improvement Program), cost efficiencies (including at our manufacturing and distribution operations), and cost savings;
•the seasonal nature of sales of certain of our products;
•the effects of climate change and unusual weather activity as well as further natural disasters and pandemics;
•the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);
•our discretion to conduct, suspend or discontinue our share repurchase program (including our discretion to conduct purchases, if any, in a variety of manners including open-market purchases or privately negotiated transactions);
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
•our ability to successfully implement further acquisitions or dispositions and impact of any such transactions on our financial performance;
•the unanticipated loss of key members of senior management and the transition of new members of our management teams to their new roles;
•the effects of political or economic conditions, terrorist attacks, acts of war, natural disasters, public health concerns or other unrest in international markets;
•the ability to achieve our goals regarding environmental, social, and governance practices; and
•our increased reliance on third-party partners, suppliers, and distributors to achieve our business objectives.
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
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to the SEC. The SEC also maintains a website that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available on our website at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Copies will also be provided to any stockholder upon written request to the Investor Relations and Corporate Communications, Spectrum Brands, Inc. at 3001 Deming Way, Middleton, Wisconsin 53562 or via electronic mail at investorrelations@spectrumbrands.com, or by contacting the Division Vice President (DVP), Investor Relations & Corporate Communications by telephone at (608) 278-6148.
General Overview
We are a diversified global branded consumer products and home essentials company.  We manage the business in four vertically integrated, product focused segments: (i) Hardware & Home Improvement (“HHI”), (ii) Home and Personal Care (“HPC”), (iii) Global Pet Care (“GPC”), and (iv) Home and Garden (“H&G”).  The Company manufactures, markets and distributes its products globally in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), and construction companies. We enjoy strong name recognition in our regions under our various brands and patented technologies across multiple product categories. Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president or general manager responsible for sales and marketing initiatives and the financial results for all product lines within that segment. SB/RH is a wholly owned subsidiary of SBH. Spectrum Brands, Inc., a wholly-owned subsidiary of SB/RH (“SBI”) incurred certain debt guaranteed by SB/RH and domestic subsidiaries of SBI. The following is an overview of the consolidated business showing the net sales by segment and geographic region sold (based upon destination) as a percentage of consolidated net sales for the year ended September 30, 2020.
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

Hardware and Home Improvement (HHI)
The following is an overview of net sales by product category and geographic region sold (based upon destination) for the year ended September 30, 2020

Product Category	Products	Brands
Security	Residential locksets and door hardware including knobs, levers, deadbolts, handle sets, including electronic and connected locks	Kwikset®, Weiser®, Baldwin®, Tell Manufacturing®, and EZSET®
Plumbing	Kitchen and bath faucets and accessories	Pfister®
Hardware	Hinges, metal shapes, security hardware, track and sliding door hardware, gate hardware	National Hardware®, FANAL®
In some cases, we supply product to customers who have private label brand offerings. We also have supply and brand licensing arrangements used for some smaller lines of business and brands such as FANAL®. Certain of our residential lockset products incorporate patented SmartKey® technology that provides advanced security and easy re-keying.
The sales force of the HHI business is aligned by brands, customers, and geographic regions. We have strong partnerships with a variety of customers including large home improvement centers, wholesale distributors, home builders, plumbers, home automation providers, and commercial contractors. A significant percentage of our sales are attributable to a limited group of retailer customers, including Home Depot and Lowe’s, which represented approximately 42% of segment sales for the fiscal year ended September 30, 2020.
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
Sales in our HHI segment primarily increase during the spring and summer periods (the Company’s third and fourth fiscal quarters). During the year ended September 30, 2020, HHI realized lower sales during the third quarter and incremental sales in the fourth quarter due to supply constraints and government mandated shutdowns attributable to the COVID-19 pandemic. Segment sales by quarter as a percentage of annual net sales during the years ended September 30, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
First Quarter	22%	23%	24%
Second Quarter	25%	24%	23%
Third Quarter	21%	26%	27%
Fourth Quarter	32%	27%	26%
The principal raw materials used in manufacturing include brass, zinc, and steel that are sourced either on a global or regional basis. The prices of these raw materials are susceptible to fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. We have regularly engaged in forward purchase and hedging derivative transactions in an attempt to effectively manage certain raw material costs we expect to incur over the next 12 to 24 months.  Substantially all of our Pfister products are manufactured by third-party suppliers that are primarily located in the APAC region. We maintain ownership of most of the tooling used by our suppliers. We continually evaluate our manufacturing facilities’ capacity and related utilization. In general, we believe our existing facilities are adequate for our present and foreseeable needs. We continuously monitor and evaluate our supplier network for quality, cost, and manufacturing capacity.
Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our brand names, customer relationships and research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.

Home and Personal Care (HPC)
The following is an overview of net sales by product category and geographic region sold (based upon destination) for the year ended September 30, 2020

Product Category	Products	Brands
Home Appliances	Small kitchen appliances including toaster ovens, coffeemakers, slow cookers, blenders, hand mixers, grills, food processors, juicers, toasters, irons, kettles, and breadmakers	Black & Decker®, Russell Hobbs®, George Foreman®, Toastmaster®, Juiceman®, Farberware®, and Breadman®
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
HPC products are sold primarily to large retailers, online retailers, wholesalers, distributors, warehouse clubs, food and drug chains and specialty trade or retail outlets such as consumer electronics stores, department stores, discounters and other specialty stores. International distribution varies by region and is often executed on a country-by-country basis.  Our sales generally are made through the use of individual purchase orders. A significant percentage of our sales are attributable to a limited group of retailer customers, including Wal-Mart and Amazon, which represent approximately 34% of segment sales for the fiscal year ended September 30, 2020.
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
Sales from electric personal care product categories tend to increase during the December holiday season (the Company’s first fiscal quarter), while small appliances sales increase from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales (the Company’s fourth fiscal quarter) and in December for the holiday season. Our sales by quarter as a percentage of annual net sales during the years ended September 30, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
First Quarter	29%	30%	31%
Second Quarter	21%	20%	21%
Third Quarter	23%	23%	23%
Fourth Quarter	27%	27%	25%
Substantially all of our home appliances and personal care products are manufactured by third-party suppliers that are primarily located in the APAC region, the prices of which may be susceptible to changes in transportation costs, government regulations and tariffs, and changes in currency exchange rates. We maintain ownership of most of the tooling and molds used by our suppliers.
We continuously monitor and evaluate our supplier network for quality, cost, and manufacturing capacity. Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our brand names, customer relationships and research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.

Global Pet Care (GPC)
The following is an overview of GPC net sales by product category and geographic region sold (based upon destination) for the year ended September 30, 2020

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

Aquatics	Consumer and commercial aquarium kits, stand-alone tanks; aquatics equipment such as filtration systems, heaters and pumps; and aquatics consumables such as fish food, water management and care	Tetra®, Marineland®, Whisper® and Instant Ocean®, GloFish®, OmegaOne® and OmegaSea®
We sell primarily to large retailers, pet superstores, online retailers, food and drug chains, warehouse clubs and other specialty retail outlets. International distribution varies by region and is often executed on a country-by-country basis.  Our sales generally are made through the use of individual purchase orders.  In addition to product sales, we also perform installation and maintenance services on commercial aquariums.  Live fish under our GloFish® brand are produced, marketed, and sold by independent third-party breeders through a supply and licensing agreement with the Company. On March 10, 2020, the Company entered into an asset purchase agreement with Omega Sea, LLC (“Omega”), a manufacturer and marketer of premium fish foods and consumable goods for the home and commercial aquarium markets, primarily consisting of the Omega One® brand. A significant percentage of our sales are attributable to a limited group of retailer customers, including Wal-Mart, Amazon and PetSmart (including PetSmart's majority share ownership in Chewy), which represent approximately 46% of segment sales for the fiscal year ended September 30, 2020.
Primary competitors are Mars Corporation, the Hartz Mountain Corporation, and Central Garden & Pet Company which all sell a comprehensive line of pet supplies that compete across our product categories. The pet supplies product category is highly fragmented with no competitor holding a substantial market share and consists of small companies with limited product lines.
Sales remain fairly consistent throughout the year with little variation. Our sales by quarter as a percentage of annual net sales during the years ended September 30, 2020, 2019, and 2018 are as follows:

	2020	2019	2018
First Quarter	21%	24%	25%
Second Quarter	25%	25%	25%
Third Quarter	25%	25%	24%
Fourth Quarter	29%	26%	26%
Rawhide products and certain Companion Animal products are produced at third-party suppliers in the APAC region. During the fiscal year ended September 30, 2020, GPC closed its Rawhide manufacturing facilities in the LATAM region and in Cambodia. Alternative rawhide products are manufactured by third-party suppliers located in the APAC region and Mexico. Aquatics products are produced in our manufacturing plants located in the U.S. and Germany and are also produced at third-party suppliers in the APAC region. On March 29, 2020, the Company completed the sale of its dog and cat food (“DCF”) production facility and distribution center in Coevorden, Netherlands (the “Coevorden Operations”) pursuant to an agreement with United Petfood Producers NV (“UPP”). The Company entered into a third-party manufacturing agreement with UPP to produce DCF products sold and distributed in EMEA under the IAMS® and Eukanuba® brands.
We maintain ownership of most of the tooling and molds used by third-party suppliers.  We continually evaluate capacity at our manufacturing facilities and related utilization. In general, we believe our existing facilities are adequate for our present and foreseeable operating needs. Product purchased from third-party suppliers, especially those from the APAC regions, are susceptible to fluctuations in transportation costs, government regulations and tariffs, and changes in currency exchange rates. We continuously monitor and evaluate our supplier network for quality, cost, and manufacturing capacity.
Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our brand names, customer relationships and research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.

Home and Garden (H&G)
The following is an overview of H&G net sales by product category and geographic region sold (based upon destination) for the year ended September 30, 2020

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
We sell primarily to large retailers, home improvement centers, dollar stores, hardware stores, home and garden distributors, and food and drug retailers. We sell primarily in the U.S. with some distribution in LATAM and the Caribbean.  Our sales generally are made through the use of individual purchase orders.  A significant percentage of our sales are attributable to a limited group of retailer customers, including Wal-Mart, Home Depot and Lowe’s, which represent approximately 64% segment sales for the fiscal year ended September 30, 2020.
Primary competitors are The Scotts Miracle-Gro Company (Scotts, Ortho, Roundup, Miracle-Gro, Tomcat); Central Garden & Pet (AMDRO, Sevin), SBM Company (BioAdvanced), S.C. Johnson & Son, Inc. (Raid, OFF!); and Henkel AG & Co. KGaA (Combat).
Sales typically peak during the first six months of the calendar year (the Company’s second and third fiscal quarters) due to customer seasonal purchasing patterns and timing of promotional activities. Our sales by quarter as a percentage of annual net sales during the years ended September 30, 2020, 2019, and 2018 are as follows:

	2020	2019	2018
First Quarter	8%	10%	10%
Second Quarter	25%	27%	25%
Third Quarter	38%	40%	42%
Fourth Quarter	29%	23%	23%
H&G currently produces the majority of its products in one facility in St. Louis, Missouri, with production primarily consisting of liquids and aerosols, and the remaining portion of products being produced by various third-party manufacturers, consisting of candles, baits & traps, and wipes. The main raw materials purchased are plastic bottles, steel aerosol cans, corrugate, active ingredients and bulk chemicals. The prices of these raw materials are susceptible to fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, and tariffs. We continuously monitor and evaluate our supplier network for quality, cost, and manufacturing capacity.
Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our brand names, customer relationships, and research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.

Discontinued Operations
Global Batteries and Lighting (“GBL”)
On January 2, 2019, the Company completed the sale of its GBL business pursuant to the GBL acquisition agreement with Energizer Holdings, Inc. (“Energizer”) for cash proceeds of $1,956.2 million, resulting in a pre-tax gain on sale of $989.8 million, during the year ended September 30, 2019, including the estimated settlement of customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications under the acquisition agreement and a contingent purchase price adjustment for the settlement of the divestiture of the Varta® consumer batteries business by Energizer. The Company’s assets and liabilities associated with GBL have been classified as held for sale and the respective operations have been classified as discontinued operations; and reported separately for all periods presented. GBL consists of consumer batteries products including alkaline batteries, zinc carbon batteries, nickel metal hydride (NiMH) rechargeable batteries, hearing aid batteries, battery chargers, battery-powered portable lighting products including flashlights and lanterns, and other specialty battery products primarily under the Rayovac® and Varta® brand, and other proprietary brand names pursuant to licensing arrangements with third parties. Refer to Note 3 – Divestitures to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further discussion pertaining to the GBL divestiture.
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
Other Information
Employees
We have approximately 12,100 full-time employees worldwide as of September 30, 2020 associated with our continuing operations. Approximately 34% of our total labor force is covered by collective bargaining agreements, which has increased for temporary workers to enhance the supply chain in response to increased consumer demand following the COVID-19 pandemic. We believe that our overall relationship with our employees is good.

ITEM 1A.    RISK FACTORS

Any of the following factors could materially and adversely affect our business, financial condition and results of operations. The risks described below are not the only risks that we may face. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially and adversely affect our business, financial condition or results of operations.
We are subject to a variety of risks, including those described below. In particular, these risks include, but are not limited to:
•Risks related to our business operations: We participate in very competitive markets and we may not be able to compete successfully, causing us to lose market share and sales.
•Risks related to our indebtedness and financing abilities: Our substantial indebtedness may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our substantial indebtedness.
•Risks related to our international operations: We are subject to significant international business risks that could hurt our business and cause our results of operations to fluctuate.
•Risks related to Data Privacy and Intellectual Property: We may not be able to adequately establish and protect our intellectual property rights, and the infringement or loss of our intellectual property rights could harm our business.
•Risks related to litigation and regulatory compliance: We are subject to a number of claims and litigation and may be subject to future claims and litigation, any of which may adversely affect our business.
•Risks related to investment in our common stock: The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.

Risks Related to our Business Operations
The COVID-19 pandemic is a serious emerging threat to the health and economic well-being affecting our customers, employees, sources of supply and our financial condition and results of operations.

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

The sweeping nature of COVID-19 makes it extremely difficult to predict the long-term ramifications on our financial condition and results of operations. However, the likely overall economic impact of COVID-19 is viewed as highly negative to the general economy. These impacts may include, but are not limited to:

•significant reductions in, or volatility of, demand for our products, which may be caused by the inability or unwillingness of consumers to purchase our products due to illness, quarantine, travel restrictions, store closures, general financial hardship, decreased consumer confidence or changes in consumer spending and shopping habits;
•inability to meet customers’ needs or achieve cost targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing or availability or cost of key product components, transportation, workforce, or other manufacturing and distribution capability;
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

As of the date of this report, we have been classified as an essential business in the jurisdictions that have mandated closure of non-essential businesses, and therefore have generally been allowed to remain open. However, we can give no assurance that this will not change in the future. Despite our efforts to manage and remedy the impact of COVID-19 on our financial condition and results of operations, the ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken by governmental authorities to contain its spread and mitigate its public health effects. Additionally, as the COVID-19 pandemic conditions wane, we cannot predict how quickly the marketplaces in which we operate will return to normal. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity position. The duration of any such impacts cannot be predicted. See further discussion in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
We compete for consumer acceptance and limited shelf space based upon brand name recognition, perceived product quality, price, performance, product features and enhancements, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies, and new product introductions. Additional discussion over the segments, product categories, and markets in which we compete are included under Item 1 above. Our ability to compete in these consumer product markets may be adversely affected by a number of factors, including, but not limited to, the following:
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
We sell a significant number of products that are manufactured by third-party suppliers over which we have no direct control. While we have implemented processes and procedures to try to ensure that the suppliers we use are complying with all applicable regulations, there can be no assurances that such suppliers in all instances will comply with such processes and procedures or otherwise with applicable regulations. Noncompliance could result in our marketing and distribution of contaminated, defective or dangerous products which could subject us to liabilities and could result in the imposition by governmental authorities of procedures or penalties that could restrict or eliminate our ability to purchase products. Any or all of these effects could adversely affect our business, financial condition, and results of operations.
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
While we currently expect to negotiate continuations to the terms of these agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than our existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which we are subject, there can be no assurances that we will be able to do so and any noncompliance could subject us to disruptions in our operations and materially and adversely affect our results of operations and financial condition. For additional information see the discussion over the Company’s labor force subject to collective bargaining agreements under the caption Employees in Item 1 above.
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
We operate globally and changes in tax laws could adversely affect our results. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The legislation, which became effective on January 1, 2018, significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries, imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries, a minimum tax on foreign earnings, limitations on deduction of business interest expense and limits on deducting compensation to certain executive officers. Additional tax regulations and interpretations of the Tax Reform Act have been, and continue to be, issued, some with retroactive application dates and some which materially impacted the Company. The Company understands that other U.S. taxpayers have or plan to challenge the constitutionality of a set of regulations that had a material impact on the Company. If the regulations were ruled unconstitutional, the Company could be favorably impacted. New or revised interpretations of the Tax Reform Act and state conformity with its provisions could have a material impact on the valuation allowance recorded on U.S. state net operating losses. Certain of these changes could have a negative or adverse impact on the operating results and cash flows of the Company. See Note 16 – Income Taxes in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion on the impact from the Tax Reform Act.

We may not be able to fully utilize our U.S. tax attributes.
The Company has accumulated a substantial amount of U.S. federal and state net operating loss (“NOLs”) carryforwards, and federal and state tax credits that will expire if unused. We have concluded that it is more likely than not that the majority of the federal and state deferred tax assets will create tax benefits in the future. As a consequence of earlier business combinations and issuances of common stock, the Company and its subsidiaries have had various changes of ownership that continue to subject a significant amount of the Company’s U.S. NOLs and other tax attributes to certain limitations; and therefore a valuation allowance is still recognized on certain federal and state tax asset carryforwards that are expected to expire due to the ownership change limitations or because we do not believe we will earn enough taxable income to utilize. Changes to state conformity to the provisions of the Tax Reform Act could have a material impact on the valuation allowance recorded on U.S. state net operating losses. If we are unable to fully utilize our NOLs to offset taxable income generated in the future, our future cash taxes could be materially and negatively impacted. For further discussion on the Company’s federal and state NOLs, credits, and applicable valuation allowance as of September 30, 2020, see Note 16 – Income Taxes in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
Our acquisition and expansion strategy may not be successful and may divert our management’s attention away from operations and could create general customer uncertainty.
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
Additionally, successful integration of acquired businesses’ operations, products and personnel with us may place a significant burden on our management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, financial condition, and operating results. Moreover, our customers may, in response to the announcement or consummation of a business acquisition, delay or defer purchasing decisions. If our customers delay or defer purchasing decisions, our revenues could materially decline or any anticipated increases in revenue could be lower than expected.
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
We are highly dependent on the continuing efforts of our senior management team and other key personnel. Our business, financial condition and results of operations could be materially adversely affected if we lose any of these persons and are unable to attract and retain qualified replacements. Additionally, the agreements that we sign as a result of business acquisitions could affect our current and prospective employees due to uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could have a material adverse effect on our business. If any of our key personnel or those of our acquired businesses were to join a competitor or form a competing company, existing and potential customers or suppliers could choose to form business relationships with that competitor instead of us. There can be no assurance that confidentiality, non-solicitation, non-competition or similar agreements signed by former directors, officers, employees or stockholders of us, our acquired businesses or our transactional counterparties will be effective in preventing a loss of business. In addition, we currently do not maintain “key person” insurance covering any member of our management team.
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
In connection with the closing of the sale of the GAC business we entered into a shareholder agreement with Energizer (the “Energizer Shareholder Agreement”) which contains a 24-month standstill provision that imposes restrictions on the Company from engaging in certain transactions to control or influence Energizer’s management, board of directors or policies. Consequently, we have limited ability to impact the policies and practices of Energizer. For instance, while Energizer has historically paid a quarterly dividend, which is recognized as a cash component of non-operating income on our Consolidated Statement of Income, we do not have the ability to cause Energizer to pay or increase or decrease the dividend or make any other payments or advances to its stockholders, including us. Moreover, although we have certain registration rights related to our shares of Energizer common stock pursuant to the Energizer Shareholder Agreement, there can be no assurance that we will be able to dispose of such stock at a favorable price, or at all.
Finally, pursuant to the terms of the Energizer Dispositions, we entered into customary transition service agreements with Energizer (collectively, the “TSAs”) pursuant to which we provide services to Energizer and receive services from both Energizer and the Varta®. Compliance with the terms of the TSAs can be costly and time consuming and could divert our management’s attention away from the Company’s business and operations. Any failure to comply with the terms of the TSAs could result in us incurring substantial costs or liabilities. Additionally, pursuant to the terms of the TSAs we are reliant on Energizer and Varta® for certain services. If Energizer or Varta® fail to comply with the terms of the TSAs, our ability to conduct our business and operations could be materially negatively impacted. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Increased focus by governmental and non-governmental organizations, customers, consumers and investors on sustainability issues, including those related to climate change, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.
As climate change, land use, water use, deforestation, plastic waste, recyclability or recoverability of packaging, including single-use and other plastic packaging, and other sustainability concerns become more prevalent, governmental and non-governmental organizations, customers, consumers and investors are increasingly focusing on these issues. In particular, changing consumer preferences may result in increased customer and consumer concerns and demands regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging, and their environmental impact on sustainability, a growing demand for natural or organic products and ingredients, or increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. This increased focus on environmental issues and sustainability may result in new or increased regulations and customer, consumer and investor demands that could cause us to incur additional costs or to make changes to our operations to comply with any such regulations and address demands. If we are unable to respond or perceived to be inadequately responding to sustainability concerns, customers and consumers may choose to purchase products from another company or a competitor. Concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Increased costs of energy or compliance with emissions standards due to increased legal or regulatory requirements may cause disruptions in or increased costs associated with manufacturing our products. Any failure to achieve our goals with respect to reducing our impact on the environment or a perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning climate change or other sustainability concerns could adversely affect our business and reputation.
Our business could be negatively impacted by corporate citizenship and sustainability matters and/or our reporting of such matters.
There is an increasing focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we communicate certain initiatives, including goals, regarding environmental matters, responsible sourcing and social investments. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in fully and accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

Risks Related to our Indebtedness and Financing Activities
Our substantial indebtedness may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our substantial indebtedness.
We have, and we expect to continue to have, a significant amount of indebtedness. See Note 12 - Debt in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail. Our substantial indebtedness has had, and could continue to have, material adverse consequences for our business, and may:
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

Risks Related to our International Operations
We are subject to significant international business risks that could hurt our business and cause our results of operations to fluctuate.
A significant portion of our net sales are to customers outside of the U.S. See Note 21 – Segment Information in the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report, for sales by geographic region. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:
•currency fluctuations, including, without limitation, fluctuations in the foreign exchange rate of the Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen, Chinese Renminbi, and the Mexican Peso;
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
Our international sales and certain of our expenses are transacted in foreign currencies. During the fiscal year ended September 30, 2020, approximately 30% of our net sales and operating expenses were denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and as a result of acquisitions in these markets and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our cost of goods sold and our operating margins and could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from, and loans to, our subsidiaries, as well as sales to, purchases from, and bank lines of credit with, our customers, suppliers and creditors that are denominated in foreign currencies.
We source many products from China and other Asian countries. To the extent the Chinese Renminbi (“RMB”) or other currencies depreciate or appreciate with respect to the U.S. dollar, we may experience fluctuations in our results of operations. The RMB is not pegged to the U.S. dollar at a constant exchange rate and instead fluctuates versus a basket of currencies. Although the People’s Bank of China has historically intervened in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future Chinese authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.
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
Recent changes in the United States federal government have caused uncertainty about the future of trade partnerships and treaties, such as the North American Free Trade Agreement (“NAFTA”) and the World Trade Organization. The current administration has formally withdrawn the United States from the Trans Pacific Partnership Agreement (“TPPA”), which may affect the Company’s ability to leverage lower cost facilities in territories outside of the U.S. President Trump has also threatened to withdraw the United States from the World Trade Organization, which, if it occurred, could affect tariff rates and other trade terms between the U.S. and its trading partners as well as possibly have material consequences for the global trading system. The current administration has also initiated negotiations with Canada and Mexico aimed at re-negotiating the North American Free Trade Agreement (“NAFTA”). On November 30, 2018 the U.S., Mexico, and Canada signed a replacement trade deal for NAFTA known as the U.S.-Mexico-Canada Agreement (“USMCA”), which was subsequently ratified by each government.. The USMCA maintains duty-free access for most products and leaves most key provisions of the NAFTA agreement largely intact. The U.S. Administration’s assertive trade policies could result in further conflicts with U.S. trading partners, affecting the Company’s supply chains, sourcing, and markets. Foreign countries may impose additional burdens on U.S. companies through the use of local regulations, tariffs or other requirements which could increase our operating costs in those foreign jurisdictions. It remains unclear what additional actions, if any, the current administration will take. If the United States were to materially modify or replace NAFTA or other international trade agreements to which it is a party, or if tariffs were raised on the foreign-sourced goods that we sell, such goods may no longer be available at a commercially attractive price, which in turn could have a material adverse effect on our business, financial condition and results of operations.
We face risks relating to tariffs imposed by the United States and other governments.
The United States government has implemented tariffs on certain products imported into the United States, which has resulted in reciprocal tariffs from the European Union on goods imported from the United States. In addition, for a number of countries, including European countries and China, the United States government has placed a series of tariffs on imported goods. In response a number of countries, including several in Europe as well as China, have imposed tariffs on a wide range of American products. Additional tariffs could be imposed by the United States or on the United States’ response to actions taken by the United States government. These governmental actions could have, and any similar future action may have, a material adverse effect on our business, financial condition and result of operations. For instance, a large percentage of our products that we sell in the United States are manufactured or sourced in China. While it is too early to predict the full extent of the impact of these actions on our business, the imposition of tariffs on products imported by us from China have in some cases required us to increase prices to our customers or and/or resulted in lowering our gross margin on products sold.
We face risks relating to the United Kingdom’s exit from the European Union.
Following the 2016 referendum in the United Kingdom (“UK”) on whether the UK should remain in, or leave, the European Union (“EU”), the UK left the EU on January 1, 2020, but remains, during a transition period that ends on December 31, 2020, in the EU single market and customs union. While negotiations between the UK and the EU currently are ongoing, it remains unclear whether by December 31, 2020 there will be a free trade agreement between the UK and the EU (which may only cover a limited number of key areas) or whether the UK will leave without a deal. As a result, there is significant uncertainty on a range of issues from the value of the pound, the impact on financial markets, to the impact on trade in goods and services between the UK and the EU. There is also significant uncertainty as to whether, and to what extent, laws, regulations, data privacy rules, and product and other standards in the UK will remain aligned with the EU or will diverge. There could be increased costs from re-imposition of tariffs on trade between the UK and EU, shipping delays due to the need for customs inspections and procedures, temporary shortages of certain goods or materials and other adverse impacts on supply chains. There could also be changes in tax rules that could affect us. Macro-economic trends could also be adversely affected. Increased costs for goods and services, as well as other effects of dislocations caused by the UK withdrawal, could adversely affect consumer confidence and business sentiment. Any of the foregoing could affect us, but due to the level of uncertainty, we are unable to predict the potential impact of any UK withdrawal scenario on our business, results of operations, financial condition, liquidity or cash flows, which could be material.
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
Political or financial instability, trade restrictions, tariffs, currency exchange rates, labor conditions, congestion and labor issues at major ports, transport capacity and costs, systems issues, problems in third-party distribution and warehousing and other interruptions of the supply chain, compliance with U.S. and foreign laws and regulations and other factors relating to international trade and imported merchandise beyond our control could affect the availability and the price of our inventory. These risks and other factors relating to foreign trade could subject us to liability or hinder our ability to access suitable merchandise on acceptable terms, which could adversely impact our results of operations. In addition, developments in tax policy, such as the disallowance of tax deductions for imported merchandise, or the imposition of tariffs on imported goods, could have a material adverse effect on our results of operations and liquidity

Risks Related to Data Privacy and Intellectual Property
We may not be able to adequately establish and protect our intellectual property rights, and the infringement or loss of our intellectual property rights could harm our business.
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
From time to time in the past we have been subject to claims that we are infringing the intellectual property of others. We currently are the subject of such claims and it is possible that third parties will assert infringement claims against us in the future. An adverse finding against us in these or similar trademark or other intellectual property litigations may have a material adverse effect on our business, financial condition and results of operations. Any such claims, with or without merit, could be time consuming and expensive, and may require us to incur substantial costs, including the diversion of the resources of management and technical personnel, cause product delays or require us to enter into licensing or other agreements in order to secure continued access to necessary or desirable intellectual property. If we are deemed to be infringing a third-party’s intellectual property and are unable to continue using that intellectual property as we had been, our business and results of operations could be harmed if we are unable to successfully develop non-infringing alternative intellectual property on a timely basis or license non-infringing alternatives or substitutes, if any exist, on commercially reasonable terms. In addition, an unfavorable ruling in intellectual property litigation could subject us to significant liability, as well as require us to cease developing, manufacturing or selling the affected products or using the affected processes or trademarks. Any significant restriction on our proprietary or licensed intellectual property that impedes our ability to develop and commercialize our products could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S., Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018, and California passed the California Consumer Privacy Act (the "CCPA"), which became effective on January 1, 2020. These laws impose additional obligations on companies such as ours regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR and CCPA and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits.
Risks Related to Litigation and Regulatory Compliance
Class action and derivative action lawsuits and other investigations, regardless of their merits, could have an adverse effect on our business, financial condition and results of operations.
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
From time to time in the past we have been subject to a variety of claims and litigation and we may in the future be subject to additional claims and litigation (including class action lawsuits). For instance, following periods of volatility in the market price of our stock, we have become subject to the class action shareholder litigation. We are also subject to various other litigation and claims on a variety of matters. Based on the information currently available, we believe that our ultimate liability for the matters or proceedings presently pending against the Company will not have a material adverse effect on the Company’s business or financial condition. But, regardless of their merits, lawsuits (including class action lawsuits) may result in significant cost to the Company that may not be covered by insurance and may divert attention of management or may otherwise have an adverse effect on our business, financial condition, and results of operation. See Note 20 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements included elsewhere for further discussion over material claims and litigation.
The Company may be subject to product liability claims and product recalls, which could negatively impact its profitability.
In the ordinary course of our business, the Company may be named as a defendant in lawsuits involving product liability claims. In any such proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts of damages, and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on our business, results of operations and cash flows if we are unable to successfully defend against or settle these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlement related to these matters. The Company sells perishable treats for animal consumption, which involves risks such as product contamination or spoilage, product tampering, and other adulteration of food products. The Company may be subject to liability if the consumption of any of its products causes injury, illness, or death. In addition, the Company will voluntarily recall products in the event of contamination or damage. For example, on June 10, 2017, the Company initiated a voluntary safety recall of various rawhide chew products for dogs sold by the Company’s GPC segment due to possible chemical contamination. The costs of the recall negatively impacted Net Sales, Gross Margin, and Adjusted EBITDA in the GPC segment in fiscal 2017 and in fiscal 2018. A significant product liability judgment or a widespread product recall may negatively impact the Company’s sales and profitability for a period of time depending on product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that Company products caused illness or injury could adversely affect the Company’s reputation with existing and potential customers and its corporate and brand image. Although we have product liability insurance coverage and an excess umbrella policy, our insurance policies may not provide coverage for certain, or any, claims against us or may not be sufficient to cover all possible liabilities. We may not be able to maintain such insurance on acceptable terms, if at all, in the future. See Note 20 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements included elsewhere for further discussion on product liability and product recalls.
Agreements, transactions and litigation involving or resulting from the activities of our predecessor and its former subsidiaries may subject us to future claims or litigation that could materially adversely impact our capital resources.
The Company was formerly known as HRG, which is the successor to Zapata Corporation, which was a holding company engaged, through its subsidiaries, in a number of business activities and over the course of HRG’s existence, acquired and disposed of a number of businesses. The activities of such entities may subject us to future claims or litigation regardless of the merit of such claims or litigation and the defenses available to us. The time and expense that we may be required to dedicate to such matters may be material to us and our subsidiaries and may adversely impact our capital resources. In certain instances, we may have continuing obligations pursuant to certain of these transactions, including obligations to indemnify other parties to agreements, and may be subject to risks resulting from these transactions.

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
It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. See Note 20 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion on estimated liabilities arising from such environmental matters. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters should not be material to our business or financial condition.
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
The Food Quality Protection Act (“FQPA”) established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the FQPA, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of our products that are sold through our H&G business continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third-party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in our products.
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
On occasion, customers have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that any of our products are not safe, whether justified or not, could impair our reputation, damage our brand names and have a material adverse effect on our business, financial condition and results of operations. In addition, we rely on certain third-party trademarks, brand names and logos of which we do not have exclusive use of. Public perception that any such third-party trademarks, brand names and logos used by us are not safe, whether justified or not, could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to Investment in our Common Stock
Our Restated Bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
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
The issuance of the shares of the Company’s common stock in connection with the Spectrum Merger (as defined in Note 4 – Acquisitions in Notes to the Consolidated Financial Statements included elsewhere in this Annual Report) has materially increased the risk that the Company could experience an “ownership change” for U.S. federal income tax purposes before July 2021, which could materially affect the Company’s ability to utilize its NOLs and adversely impact the Company’s results of operations.
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
Under our 2011 equity incentive plan adopted by the shareholders in 2011, called the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan formerly known as the HRG Group, Inc. 2011 Omnibus Equity Award Plan (the “2011 Equity Plan”), a total of 2.7 million shares of common stock of the Company, net of cancellations, were authorized to be issued. As of September 30, 2020, we have issued 1.9 million restricted stock units (or the equivalent number of shares of common stock upon the lapsing of the applicable restrictions) under the 2011 Equity Plan and have a remaining authorization to issue up to a total of 0.8 million shares of our common stock, or options or restricted stock units exercisable for shares of common stock (following the conversion at the time of the Spectrum Merger of the remaining authorized but unissued shares at the Merger conversion ratio).
Under the equity incentive plan approved by the Spectrum Legacy shareholders on March 1, 2011, called the Spectrum Brands, Legacy, Inc. Amended and Restated 2011 Omnibus Equity Award Plan formerly known as the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “Spectrum 2011 Equity Plan”), 4.6 million shares of common stock of the Company, net of cancellations, were authorized to be issued. At the 2014 annual shareholders meeting, the 2011 Equity Plan was amended to increase the shares issuable by 1.0 million, and further amended at the 2016 annual shareholders meeting to increase the shares by 1.5 million; therefore, a total of 7.1 million shares, net of cancellations, are authorized to be issued under such plan. As of September 30, 2020, we have issued 6.9 million restricted stock units (or the equivalent number of shares of common stock upon the lapsing of the applicable restrictions) under the 2011 Plan and have a remaining authorization to issue up to a total of 0.2 million shares of our common stock, or options or restricted stock units exercisable for shares of common stock. These remaining authorized Spectrum Legacy shares of common stock were converted on a one-for-one basis in connection with the Merger into shares of SBH common stock, and the Spectrum 2011 Equity Plan was assumed by the Company.
On July 28, 2020 the Company's shareholders approved the Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan pursuant to which 1.2 million shares of common stock were authorized to be issued. As of September 30, 2020, no shares of common stock have been issued under the Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
The following lists our principal owned or leased administrative, manufacturing, packaging, and distribution facilities at September 30, 2020:
Corporate & Administrative

Location	Function / Use	Owned / Leased
U.S. Locations
Middleton, Wisconsin	Corporate Headquarters and HPC Headquarters	Leased
Earth City, Missouri	GPC and H&G Headquarters	Leased
Lake Forest, California	HHI Headquarters	Leased

Shared Operations & Sales Offices

Location	Function / Use	Owned / Leased
U.S. Locations
Alpharetta, Georgia	Platform sales	Leased
Bentonville, Arkansas	Platform sales	Leased
Minneapolis, Minnesota	Platform sales	Leased
Mooresville, North Carolina	Platform sales	Leased
Moorpark, California	Platform Sales	Leased
Phoenix, Arizona	Platform sales	Leased
Palmas Catano, Puerto Rico	Platform sales	Leased
Miramar, Florida	LATAM Shared Operations	Leased
Non-U.S. Locations
Mississauga, Canada	Canada Shared Operations	Leased
Concord, Canada	Distribution	Leased
Mentone, Australia	APAC Shared Operations & Distribution	Leased
Shenzhen, China	Distribution & Shared Operations	Leased
Singapore, Singapore	Platform Sales	Leased
Penrose, New Zealand	Platform Sales	Leased
Yokohama, Japan	Platform Sales	Leased
Sulzbach, Germany	EMEA Shared Operations	Leased
Wombourne, UK	Distribution	Leased
Paris, France	Platform Sales	Owned
Milan, Italy	Platform Sales	Leased
Warsaw, Poland	Platform Sales	Leased
West Byfleet, UK	Platform Sales	Leased
Moscow, Russia	Platform Sales	Leased
Barcelona, Spain	Platform Sales	Leased
Bucharest, Romania	Platform Sales	Leased
Ballymount, Ireland	Platform Sales	Leased
Lisbon, Portugal	Platform Sales	Leased
Utrecht, Netherlands	Platform Sales	Leased
Mechelen, Belgium	Platform Sales	Leased
Stockholm, Sweden	Platform Sales	Leased
Mexico City, Mexico	Platform Sales	Leased
Bogota, Colombia	Platform Sales	Leased
Buenos Aires, Argentina	Platform Sales	Leased
El Dorado, Panama	Platform Sales	Leased
Huechuraba, Chile	Platform Sales	Leased
Santiago de Surco, Peru	Platform Sales	Leased

Home & Hardware Improvement (HHI)

Location	Function / Use	Owned / Leased
U.S. Locations
Charlotte, North Carolina	Manufacturing & Distribution	Leased
Edgerton, Kansas	Distribution	Leased
Houston, Texas	Manufacturing & Distribution	Leased
Lititz, Pennsylvania	Manufacturing & Distribution	Leased
Denison, Texas	Manufacturing & Distribution	Leased/Owned
Birmingham, Alabama	Manufacturing & Distribution	Leased
Dallas, Texas	Manufacturing & Distribution	Leased
Elkhart, Indiana	Manufacturing & Distribution	Leased
Eastvale, California	Manufacturing & Distribution	Leased
Wyomissing, Pennsylvania	Customer Service	Leased
Non-U.S. Locations
Mexicali, Mexico	Manufacturing	Leased
Chia-Yi, Taiwan	Manufacturing & Distribution	Leased
Nogales, Mexico	Manufacturing	Owned
Subic Bay, Philippines	Manufacturing	Owned
Xiamen, China	Manufacturing	Leased
Xiaolan, China	Manufacturing	Leased
Home & Personal Care (HPC)

Location	Function / Use	Owned / Leased
U.S. Locations
DeForest, Wisconsin	Distribution	Leased
Redlands, California	Distribution	Leased
Non-U.S. Locations
Nuremberg, Germany	Distribution	Leased
Manchester, UK	UK Shared Operations	Owned
Global Pet Care (GPC)

Location	Function / Use	Owned / Leased
U.S. Locations
Blacksburg, Virginia	Manufacturing	Owned/Leased
Bridgeton, Missouri	Manufacturing	Leased
Noblesville, Indiana	Manufacturing	Owned
Painesville, Ohio	Manufacturing	Leased
Edwardsville, Illinois	Distribution	Leased
Riverview, Florida	Research & Development	Owned
Non-U.S. Locations
Melle, Germany	Manufacturing & Distribution	Leased
Coevorden, Netherlands	Manufacturing & Distribution	Leased
Home & Garden (H&G)

Location	Function / Use	Owned / Leased
U.S. Locations
St. Louis, Missouri	Manufacturing	Leased
Edwardsville, Illinois	Distribution	Leased
We also contract with third parties to operate distribution centers, sales and other administrative offices throughout the world in support of our business. We believe that our existing facilities are suitable and adequate for our present purposes and that the productive capacity in such facilities is substantially being utilized or we have plans to utilize it.

ITEM 3.    LEGAL PROCEEDINGS
We have disclosed all matters of legal proceedings believed to have an adverse effect on our results of operations, financial condition, liquidity or cash flows in the notes to our consolidated financial statements. See Note 20 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for additional detail.
ITEM 4.    MINE SAFETY DISCLOSURES
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
As of November 16, 2020, there were approximately 1,268 holders of record based upon data provided by the transfer agent for the SBH’s common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
SB/RH is a wholly-owned subsidiary of SBH and accordingly, there is no established public trading market for its equity securities. As of November 16, 2020, there is only one record holder of its equity securities. During the years ended September 30, 2020 and 2019, SB/RH paid dividends of $241.0 million and $717.4 million, respectively, to its parent company, SBH. Certain restrictive covenants within the Company’s debt facilities impose limitations on payment of dividends by SB/RH’s subsidiaries to SB/RH and to SBH.
Equity Plans
Equity based incentive and performance compensation awards provided to employees, directors, officers and consultants were issued pursuant to the following awards plans:
•HRG Group, Inc. 2011 Omnibus Equity Award Plans as approved and amended by the HRG Legacy stockholders (the "HRG Equity Plan").
•Harbinger Group, Inc. 2014 Warrant Plan, as approved by the HRG Legacy stockholders (the "HRG Warrant Plan").
•Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan as approved and amended by the Spectrum Legacy stockholders, (the "Spectrum Equity Plan").
•Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan, as approved by the Spectrum stockholders (the "2020 Equity Plan").
The following is a summary of the authorized and available shares per the respective plans:

(number of shares, in millions)	Authorized	Available
HRG Group 2011 Omnibus Equity Award Plans	2.7	0.8
Harbinger Group, Inc. 2014 Warrant Plan	3.0	—
Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan	7.1	0.2
Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan	1.2	1.2
Effective at the close of the Spectrum Merger, each stock option, warrant, and restricted stock award granted under the HRG Equity Plan and HRG Warrant Plan that was outstanding and unvested immediately prior to the closing became fully vested and exercisable. Each exercisable award that was unexercised was adjusted (including to give effect to the reverse stock split) and remains outstanding, subject to the same terms and conditions as applied in the corresponding awards. Each restricted stock award became fully vested and treated as a share of HRG common stock for purposes of the reverse stock split and Spectrum Merger.
Further, effective at the close of the Spectrum Merger, each restricted stock award, restricted stock unit and performance stock unit under the Spectrum Equity Plan, whether vested or unvested, were assumed by SBH and automatically converted into a corresponding equity-based award in SBH with the right to hold or acquire shares of common stock equal to the number of shares of Spectrum Legacy common stock previously underlying such award. Each new award is subject to the same terms and conditions as the corresponding Spectrum Legacy award. SBH assumed all rights and obligation in respect of each equity-based plan of Spectrum Legacy. Refer to Note 19 – Share Based Compensation in Notes to our Consolidated Financial Statement included elsewhere in this Annual Report, for additional information.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On July 24, 2018, the Company’s board of directors authorized a new three-year $1 billion common stock repurchase program. The authorization is effective for 36 months. The following summarizes the activity of common stock repurchases under the program for the year ended September 30, 2020:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Approximate Dollar Value of Shares that may Yet Be Purchased
As of July 24, 2018	—	$—	—	$1,000,000,000
As of September 30, 2018	—	—	—	1,000,000,000
Quarter ended December 30, 2018	—	—	—	1,000,000,000
Quarter ended March 31, 2019	4,610,700	54.22	4,610,700	750,001,219
Quarter ended June 30, 2019	—	—	—	750,001,219
As of September 30, 2019	4,610,700	54.22	4,610,700	750,001,219
Quarter ended December 29, 2019	3,030,946	61.91	3,030,946	562,368,245
Quarter ended March 29, 2020	3,045,291	55.14	3,045,291	562,368,245
Quarter ended June 28, 2020	—	—	—	394,436,227
June 29, 2020 to July 26, 2020	—	—	—	394,436,227
July 27, 2020 to August 23, 2020	—	—	—	394,436,227
August 24, 2020 to September 30, 2020	—	—	—	394,436,227
As of September 30, 2020	10,686,937	$56.66	10,686,937	$394,436,227
During the year ended September 30, 2020, the Company also repurchased $9.2 million of common stock in private purchases with employees at the fair value, consisting of 0.1 million of common stock repurchases at an average share price of $62.30 per share, which are not included in the common stock repurchase program summarized above. The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements, and may use funds received from its divestitures to support the common stock repurchase program.
Recent Sales of Unregistered Securities
None.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Common Stock to the cumulative total return of the Russell 1000 Financial Index and Spectrum Peer Group selected in good faith, which is composed of the following companies (alphabetical order): Allegion PLC, Central Garden and Pet Company, Church & Dwight Co., Inc., Edgewell Personal Care Company, Energizer Holdings, Inc., Fortune Brands Home & Security, Inc., Hamilton Beach Brands Holding Company (from 10/2/2017), Helen of Troy Limited, Newell Brands, Inc., Nu Skin Enterprises, Inc., Stanley Black & Decker, Inc., The Clorox Company, and The Scotts Miracle-Gro Company.
The comparison below assumes that $100 was invested in the common stock of SBH from September 30, 2015 until September 30, 2020. The comparison is based upon the closing price of the common stock, as applicable, and assumes the reinvestment of all dividends, if any. The returns of each of the companies in our peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. The stockholder return shown on the graph below is not necessarily indicative of future performance and will not make or endorse any predictions as to future stockholder returns.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
09/30/15
09/30/16
09/30/17
09/30/18
09/30/19
09/30/20
Spectrum Brands Holdings, Inc
Russell 1000 Index
Peer Group

ITEM 6.    SELECTED FINANCIAL DATA
Spectrum Brands Holdings, Inc.
The following selected historical financial data is derived from SBH’s audited consolidated financial statements as of and for the years ended September 30. The summary has been derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company included elsewhere in this Annual Report. As discussed in Note 1 – Description of Business in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report, on January 2, 2019, and January 28, 2019, we completed the sales of our GBL and GAC businesses, respectively, to Energizer. As a result, the Company’s assets and liabilities associated with GBL and GAC have been classified as held for sale in the accompanying Consolidated Statement of Financial Position for the fiscal years ended September 30, 2018, 2017, and 2016, and the respective operations have been classified as discontinued operations in the accompanying Consolidated Statements of Income and Statements of Cash Flows for the fiscal years ended September 30, 2020, 2019, 2018, 2017, and 2016. Fidelity & Guaranty Life and Front Street Re (Delaware) Ltd. (collectively “HRG Insurance Operations”) are classified as discontinued operations for the fiscal year ended September 30, 2018, 2017, and 2016. Following the completion of the sale of Compass Production Partners, LP (“Compass”) during the year ended September 30, 2016, HRG no longer held, directly or indirectly, any oil and gas properties and as a result, the results of Compass were presented as discontinued operations for the year ended September 30, 2016.

(in millions, except per share data)	2020(1)	2019(2)	2018(3)	2017(4)	2016(5)
Statement of Operations Data
Revenues	$3,964.2	$3,802.1	$3,808.7	$3,706.5	$3,754.2
Gross profit	1,369.9	1,306.9	1,334.3	1,336.4	1,373.0
Operating income	243.4	72.2	224.2	287.5	321.8
Interest expense	144.5	222.1	264.0	310.4	336.9
Income (loss) from operations before income taxes	155.4	(193.8)	(35.7)	(27.9)	(7.9)
Income tax expense (benefit)	70.9	(7.1)	(462.7)	(11.8)	(52.8)
Net income (loss) from continuing operations	84.5	(186.7)	427.0	(16.1)	44.9
Income (loss) from discontinued operations	14.0	682.5	445.0	289.3	(78.8)
Net income (loss)	98.5	495.8	872.0	273.2	(33.9)
Net income (loss) attributable to controlling interest	97.8	494.5	768.3	106.0	(198.8)
Amounts attributable to controlling interest(6)
Net income (loss) from continuing operations attributable to controlling interest	$83.8	$(188.0)	$356.5	$(90.6)	$(59.1)
Net income (loss) from discontinued operations attributable to controlling interest	14.0	682.5	411.8	196.6	(139.7)
Net income (loss) attributable to controlling interest	$97.8	$494.5	$768.3	$106.0	$(198.8)
Earnings (Loss) Per Share of Common Stock
Basic earnings per share from continuing operations	$1.88	$(3.71)	$9.64	$(2.81)	$(1.85)
Basic earnings per share from discontinued operations	0.31	13.47	11.15	6.10	(4.36)
Basic earnings per share	$2.19	$9.76	$20.79	$3.29	$(6.21)
Diluted earnings per share from continuing operations	$1.87	$(3.71)	$9.62	$(2.81)	$(1.85)
Diluted earnings per share from discontinued operations	0.31	13.47	11.12	6.10	(4.36)
Diluted earnings per share	$2.18	$9.76	$20.74	$3.29	$(6.21)
Dividends per share	$1.68	$1.68	$0.42	$—	$—
Weighted Average Shares Outstanding
Basic	44.7	50.7	36.9	32.2	32.0
Diluted	44.9	50.7	37.0	32.2	32.0
Statement of Financial Position Data
Cash and cash equivalents	$531.6	$627.1	$552.5	$270.1	$465.2
Total assets	5,107.3	5,246.0	7,799.0	35,863.3	33,580.1
Total debt	2,476.3	2,351.3	4,651.2	5,692.5	5,487.6
Total equity	1,415.8	1,728.9	1,589.6	1,946.9	1,817.2
(1)    For the year ended September 30, 2020, operating income includes recognition of a loss on assets held for sale of $26.8 million associated with the Coevorden Operations divestiture and a $24.2 million write-off from impairment of intangible assets. Interest expense for the year ended September 30, 2020 was $144.5 million and includes a non-cash charge of $1.1 million attributable to the write-off of deferred financing costs associated with the debt repayment of 6.625% Notes. The Company recognized a gain from the extinguishment of the Salus CLO debt of $76.2 million, consisting of $77.0 million for the carrying value of the outstanding debt upon discharge, and $0.8 million for the unamortized discount and debt issuance costs. Income tax expense includes a non-cash expense of $9.9 million for creation of valuation allowance on net deferred tax assets, and a non-cash tax expense of $7.2 million for an increase in state deferred tax rates.
(2)    For the year ended September 30, 2019, operating income includes an impairment of indefinite lived intangible assets of $35.4 million and impairment of goodwill of $116.0 million. Interest expense includes $55.4 million related to refinancing and repayment of debt; including $26.4 million of cash charges and fees, and $29.0 million of non-cash charges for write-off and acceleration of debt issuance costs and discounts. Income tax expense includes a non-cash benefit of $29.9 million for release of valuation allowance on net deferred tax assets, a non-cash tax expense of $95.9 million for the use of federal net operating losses from the issuance of new tax regulations, and a $48.0 million income tax benefit adjustment to the deemed mandatory repatriation liability.

(3)    For the year ended September 30, 2018, operating income includes an impairment of indefinite lived intangible assets of $20.3 million. Income tax expense includes a non-cash benefit of $166.7 million for restatement of deferred tax assets and liabilities, a non-cash benefit of $365.3 million for release of valuation allowance on net deferred tax assets and a provisional $73.1 million of income tax expenses for a one-time deemed mandatory repatriation attributable to the Tax Reform Act.
(4)    For the year ended September 30, 2017, the operating results include the PetMatrix operations since the acquisition date of June 1, 2017 and GloFish operations since the acquisition date of May 12, 2017. Operating income includes an impairment of indefinite lived intangible assets of $16.3 million. Interest expense includes $6.5 million related to the refinancing, prepayment and/or amendment of debt; including $4.6 million of cash charges and fees, and $1.9 million of non-cash charges for the write off and acceleration of debt issuance costs, discounts, and/or premiums. Income tax expense includes a non-cash expense of $79.6 million primarily from an increase in the valuation allowance against net deferred tax asset.
(5)    For the year ended September 30, 2016, operating income includes an impairment of indefinite lived intangible assets of $4.7 million. Salus recorded a loan loss provision of $12.8 million for credit losses on Salus’ asset-based loan portfolio and impairments of $10.7 million to goodwill of CorAmerica Capital, LLC. Interest expense includes $21.4 million related to the refinancing, prepayment and/or amendment of debt; including $15.6 million of cash charges and fees, and $5.8 million of non-cash charges for the write off and acceleration of debt issuance costs, discounts, and/or premiums. Income tax expense includes a non-cash benefit of $45.7 million primarily from a decrease in the valuation allowance against net deferred tax asset.
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

SB/RH Holdings, LLC
The following selected historical financial data is derived from SB/RH’s audited consolidated financial statements as of and for the years ended September 30. The summary has been derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company included elsewhere in this Annual Report. As discussed in Note 1 – Description of Business in the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report, on January 2, 2019, and January 28, 2019, we completed the sales of our GBL and GAC businesses, respectively, to Energizer (collectively, the “Energizer Dispositions”). As a result, the Company’s assets and liabilities associated with GBL and GAC have been classified as held for sale in the accompanying Consolidated Statement of Financial Position for the fiscal years ended September 30, 2018, 2017, and 2016, and the respective operations have been have been classified as discontinued operations in the accompanying Consolidated Statements of Income and Statements of Cash Flows for the fiscal years ended September 30, 2020, 2019, 2018, 2017, and 2016.

(in millions, except per share data)	2020(1)	2019(2)	2018(3)	2017(4)	2016(5)
Statement of Operations Data
Revenues	$3,964.2	$3,802.1	$3,808.7	$3,705.4	$3,745.3
Gross profit	1,369.9	1,306.9	1,334.3	1,335.3	1,364.1
Operating income	250.3	77.0	302.3	341.2	410.2
Interest expense	144.0	162.0	167.0	161.8	184.4
Income (loss) from operations before income taxes	86.6	(129.2)	130.1	173.6	219.6
Income tax expense (benefit)	58.1	10.7	(76.8)	(8.6)	(33.4)
Net income (loss) from continuing operations	28.5	(139.9)	206.9	182.2	253.0
Income (loss) from discontinued operations	14.0	682.5	(24.0)	119.0	99.3
Net income	42.5	542.6	182.9	301.2	352.3
Net income attributable to controlling interest	41.8	541.3	181.5	299.9	351.9
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$27.8	$(141.2)	$205.5	$180.9	$252.6
Net income (loss) from discontinued operations attributable to controlling interest	14.0	682.5	(24.0)	119.0	99.3
Net income attributable to controlling interest	$41.8	$541.3	$181.5	$299.9	$351.9
Statement of Financial Position Data
Cash and cash equivalents	$527.6	$621.9	$505.4	$168.2	$270.8
Total assets	5,184.3	5,291.2	7,637.4	7,417.5	7,053.5
Total debt	2,476.3	2,276.0	4,233.3	3,759.1	3,620.2
Total equity	1,265.2	1,434.7	1,611.7	1,835.4	1,829.4
(1)    For the year ended September 30, 2020, operating income includes recognition of a loss on assets held for sale of $26.8 million associated with the sale of its dog and cat food production facility and distribution center in Coevorden, Netherlands and a $24.2 million write-off from impairment of intangible assets. Interest expense for the year ended September 30, 2020 was $144.0 million and includes a non-cash charge of $1.1 million attributable to the write-off of deferred financing costs associated with the debt repayment of 6.625% Notes. Income tax expense includes a non-cash expense of $9.8 million for creation of valuation allowance on net deferred tax assets, and a non-cash tax expense of $7.8 million for an increase in state deferred tax rates.
(2)    For the year ended September 30, 2019, the operating results include an impairment of indefinite lived intangible assets of $35.4 million and impairment of goodwill of $116.0 million. Interest expense includes $14.2 million related to refinancing and repayment of debt; including $9.2 million of cash charges and fees, and $5.0 million of non-cash charges for write-off and acceleration of debt issuance costs and discounts. Income tax expense includes a non-cash benefit of $29.9 million for release of valuation allowance on net deferred tax assets, a non-cash tax expense of $95.9 million for the use of federal net operating losses from the issuance of new tax regulations, and a $48.0 million income tax benefit adjustment to the deemed mandatory repatriation liability.
(3)    For the year ended September 30, 2018, the operating results include an impairment of indefinite lived intangible assets of $20.3 million. Income tax expense includes a non-cash benefit of $181.7 million for restatement of deferred tax assets and liabilities and a provisional $73.1 million of income tax expenses for a one-time deemed mandatory repatriation attributable to the Tax Reform Act;
(4)    For the year ended September 30, 2017, the operating results include the PetMatrix operations since the acquisition date of June 1, 2017 and GloFish operations since the acquisition date of May 12, 2017. Operating income includes an impairment of indefinite lived intangible assets of $16.3 million. Interest expense includes $4.6 million of tender premium and a non-cash expense of $1.9 million as a result of the write-off of unamortized debt issuance costs in connection with the redemption of the 6.375% Notes.
(5)    For the year ended September 30, 2016, operating income includes an impairment of indefinite lived intangible assets of $4.7 million. Interest expense includes $15.6 million of tender premium and a non-cash expense of $5.8 million as a result of the write-off of unamortized debt issuance costs in connection with the redemption of the 6.375% Notes. Income tax expense includes a non-cash benefit of $111.1 million from a decrease in the valuation allowance against net deferred tax asset.

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
The following section provides a general description of our business as well as recent developments for the years ended September 30, 2020 and 2019, which we believe are important to understanding our results of operations, financial condition, and understanding anticipated future trends. Refer to Item 1 - Business and Note 1 – Description of Business in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for an overview of our business. For a discussion of our fiscal 2018 results, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's Annual Report on Form 10-K for the year ended September 30, 2019 filed with the SEC on November 15, 2019.
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
During the year ended September 30, 2020 and as of the date of this report, we have been and continue to be classified as an essential business in the jurisdictions that have mandated closures of non-essential businesses, and therefore have been allowed to remain open. The Company did experience temporary shutdowns at certain operating facilities in response to government mandated restrictions or to address and implement preventative safety measures. During the second quarter ended March 29, 2020, there were certain HHI operating facilities, primarily within China and the Philippines, that experienced a temporary limit on production in response to the COVID-19 outbreak, but such facilities were operating at or near full capacity by the end of the second quarter. Subsequently, during the third quarter ended June 28, 2020, additional governmental operating restrictions were announced in Mexico temporarily suspending or limiting production for our HHI operating facilities, with facilities operating and ramping up productions by the end of the third quarter. Moreover, our H&G facility in St. Louis was temporarily closed in April 2020 to provide for additional cleaning and implementation of preventative measures in response to confirmed cases of COVID-19. These facilities continue to operate to the extent possible under existing regulations and may be subject to future closure depending upon unforeseeable duration and severity of the COVID-19 pandemic and any governmental and public action.
Despite the supply implications, the Company continued to experience strong customer demand. While demand in general for our products remains strong, our teams continue to monitor demand disruption and there can be no assurance as to the level of demand that will prevail following the year ended September 30, 2020. A large portion of our customers continue to operate and sell our products, with some customers reducing operations during the year ended September 30, 2020 due to closures or reduced store hours. The Company has experienced both positive and negative consumer behavior which may or may not continue. There have also been changes in consumer needs and spending during the COVID-19 pandemic, which have resulted in a limited number of change orders and reduced spending. Currently, we have not identified, and will continue to monitor for, any substantive risk attributable to customer credit and have not experienced a significant impact from permanent store closures or retail bankruptcies. We believe the severity and duration of the COVID-19 pandemic to be uncertain and we expect it to continue to contribute to retail volatility and consumer purchase behavior changes. The magnitude of the financial impact on our results is highly dependent on the duration of the COVID-19 pandemic and how quickly the U.S. and global economies resume normal operations.
The COVID-19 pandemic has not, as of the date of this report, had a materially negative impact on the Company’s liquidity position. The sweeping nature of COVID-19 pandemic makes it extremely difficult to predict the long-term ramifications on our financial condition and results of operations. However, the likely overall economic impact of the COVID-19 pandemic is viewed as highly negative to the U.S. and global economies. During the year ended September 30, 2020, we have implemented mitigating efforts to manage non-critical capital spending, assess operating spend, preserve cash and liquidity.  We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. We have also not observed any material impairments of our assets due to the COVID-19 pandemic.
We expect the ultimate significance of the impact on our financial condition, results of operations, and cash flows will be dictated by the length of time that such circumstances continue, which will ultimately depend on the unforeseeable duration and severity of the COVID-19 pandemic, any governmental and public actions taken in response and any related economic disruption.
Acquisitions
On March 10, 2020, the Company aquired Omega Sea, LLC ("Omega"), a manufacturer and marketer of premium fish foods and consumable goods for the home and commercial aquarium markets, primarily consisting of the Omega brand, for a purchase price of approximately $16.9 million. The results of Omega's operations since March 10, 2020 are included in the Company's Consolidated Statements of Income and reported within the GPC reporting segment for the year ended September 30, 2020. See Note 4 - Acquisitions in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for more information.
Divestitures
•Coevorden Operations - On March 29, 2020, the Company completed the sale of its DCF production facility and distribution center in Coevorden, Netherlands for cash proceeds of $29.0 million subject to working capital and other typical closing adjustments, resulting in a loss on assets held for sale of $26.8 million during the year ended September 30, 2020. The loss was recognized as a component of continuing operations and operating income within the Company's GPC segment.
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

•Global Auto Care (“GAC”) – On January 28, 2019, the Company completed the sale of its GAC business pursuant to the GAC acquisition agreement with Energizer for $1.2 billion, consisting of $938.7 million in cash proceeds and $242.1 million in stock consideration of common stock of Energizer, resulting in the write-down of net assets held for sale of $111.0 million, including the estimated settlement of customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications in accordance with the GAC acquisition agreement. Unrealized gains and losses realized for changes in the fair value of the Company’s common stock investment in Energizer are recognized as Other Non-Operating Expense (Income), net on the Company’s Consolidated Statement of Income. The results of operations and write-down of net assets held for sale for the disposal of the GAC business are recognized as a component of discontinued operations.
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
Restructuring Activity

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results on the consolidated financial statements. The most significant of these initiatives is the Global Productivity Improvement Program, which began during the year ended September 30, 2019. See Note 5 - Restructuring and Related Charges in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further discussion pertaining to restructuring and related activity.
Refinancing Activity
The following recent financing activity has a significant impact on the comparability of financial results on the consolidated financial statements.
•During the year ended September 30, 2020, the Company (1) entered into the Amended and Restated Credit Agreement (the "Credit Agreement"), which refinanced the Company's previously existing credit facility, extending the maturity, reducing the revolving facility under the Credit Agreement from $890 million to $600 million, and changing interest rate margins; (2) issued $300 million of its 5.50% Senior Unsecured Notes; and (3) completed the tender and call of its 6.625% Notes with an outstanding principal of $117.4 million initiated at the end of the year ended September 30, 2019.
•During the year ended September 30, 2019, the Company (1) repaid $452.6 million of its 6.625% Notes with an outstanding principal of $570.0 million, consisting of a repayment of $285.0 million on March 31, 2019 plus a repayment of $167.6 million on September 24, 2019 using proceeds from the GAC divestitures; (2) issued $300.0 million of 5.00% Senior Unsecured Notes due September 2029; (3) repaid its 7.75% Senior Unsecured Notes in full on January 30, 2019 using proceeds received from the GBL and GAC divestitures; (4) repaid its USD Term Loan in full on January 4, 2019 using proceeds received from the divestiture of GBL; and (5) repaid its CAD Term Loan in full on October 31, 2018.

See Note 12 - Debt in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for additional detail regarding debt and refinancing activity.
Salus CLO
During the year ended September 30, 2020, the non-recourse debt under Salus CLO were effectively discharged resulting in the recognition of a non-cash gain on extinguishment of debt of $76.2 million. See Note 12 - Debt in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for more information.
Adoption of New Lease Accounting Standard
On October 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), and all the related amendments using the modified retrospective transition method, which resulted in the recognition of additional right-of-use (“ROU”) lease assets of $107.5 million and additional lease liabilities of $113.0 million, with no material cumulative effect adjustment to equity as of the date of adoption. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 2 – Significant Accounting Policies and Practices and Note 13 – Leases in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for more information.
Subsequent Event
On October 26, 2020, the Company acquired Armitage Pet Care Ltd ("Armitage") for approximately $187 million. Located in Nottingham, United Kingdom, Armitage is a premium provider of pet treats and toys including a portfolio of brands that includes dog treats brand, Good Boy®, and cat treats brand, Meowee!®, among others, that are predominantly sold within the United Kingdom. The net assets and operating results of Armitage will be included in the financial statements subsequent to the balance sheet date of September 30, 2020 and included within the GPC reporting segment for all subsequent periods.

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
Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and/or impact from acquisitions (where applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and/or acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period. The following is a reconciliation of net sales to organic net sales of SBH and SB/RH for the year ended September 30, 2020 compared to net sales for the year ended September 30, 2019:

	September 30, 2020					Net Sales September 30, 2019	Variance
(in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales
HHI	$1,342.1	$0.4	$1,342.5	$—	$1,342.5	$1,355.7	$(13.2)	(1.0%)
HPC	1,107.6	18.9	1,126.5	—	1,126.5	1,068.1	58.4	5.5%
GPC	962.6	1.1	963.7	(7.5)	956.2	870.2	86.0	9.9%
H&G	551.9	0.1	552.0	—	552.0	508.1	43.9	8.6%
Total	$3,964.2	$20.5	$3,984.7	$(7.5)	$3,977.2	$3,802.1	175.1	4.6%

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP metric used by management that we believe provides useful information to investors because it reflects the ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. It also facilitates comparisons between peer companies since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants. See Note 12 - Debt in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for additional detail.
EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. See Note 19 - Share Based Compensation in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further details. Additionally, the Company issued certain incentive bridge awards due to changes in the Company’s long-term compensation plans that allow for cash based payment upon employee election which have been included in the adjustment but do not qualify for shared-based compensation.;
•Restructuring and related charges, which consist of project costs associated with the restructuring initiatives across the Company's segments. See Note 5 - Restructuring and Related Charges in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further details;
•Transaction related charges that consist of (1) transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business; and (2) divestiture related transaction costs that are recognized in continuing operations and post-divestiture separation costs consisting of incremental costs to facilitate separation of shared operations, including development of transferred shared service operations, platforms and personnel transferred as part of the divestitures and exiting of transition service arrangements (TSAs) and reverse TSAs. See Note 2 – Significant Accounting Policies and Practices in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further details;
•Gains and losses attributable to the Company’s investment in Energizer common stock, acquired as part of consideration received from the Company’s sale and divestiture of GAC during the year ended September 30, 2019. See Note 3 – Divestitures and Note 7 – Fair Value of Financial Instruments in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further details;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);
•Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations after an acquisition (when applicable);
•Foreign currency gains and losses attributable to multicurrency loans for the years ended September 30, 2020 and 2019, that were entered into with foreign subsidiaries in exchange for the receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestitures. The Company has entered into various hedging arrangements to mitigate the volatility of foreign exchange risk associated with such loans;
•Incremental reserves associated with environmental remediation activity of legacy properties and former manufacturing sites assumed by the organization which had previously been exited by the Company, plus legal settlement costs associated with retained litigation from the Company's divested GAC operations realized during the year ended September 30, 2019. See Note 20 – Commitments and Contingencies in Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion;
•Legal and litigation costs associated with Salus during the years ended September 30, 2020 and 2019 as it is not considered a component of the continuing commercial products company, but continues to be consolidated by the Company after completion of the Spectrum Merger until the Salus operations can be wholly dissolved and/or deconsolidated;
•Gain on extinguishment of the Salus CLO debt due to the discharge of the obligation during the year ended September 30, 2020. See Note 12 - Debt in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further details; and
•Other adjustments primarily consisting of costs attributable to (1) expenses and cost recovery for flood damage at the Company's facilities in Middleton, Wisconsin recognized during the years ended September 30, 2020 and 2019; (2) incremental costs for separation of a key executives during the years ended September 30, 2020 and 2019; (3) incremental costs associated with a safety recall in GPC during the year ended September 30, 2019; (4) operating margin on H&G sales to GAC discontinued operations during the year ended September 30, 2019; and (5) certain fines and penalties for delayed shipments following the completion of a GPC distribution center consolidation in EMEA during the year ended September 30, 2019.

The following is a reconciliation of net income to Adjusted EBITDA for the years ended September 30, 2020 and 2019 for SBH:

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Year Ended September 30, 2020
Net income from continuing operations	$221.4	$42.9	$44.9	$91.2	$(315.9)	$84.5
Income tax expense	—	—	—	—	70.9	70.9
Interest expense	—	—	—	—	144.5	144.5
Depreciation and amortization	33.9	35.2	44.4	20.4	14.6	148.5
EBITDA	255.3	78.1	89.3	111.6	(85.9)	448.4
Share and incentive based compensation	—	—	—	—	43.6	43.6
Restructuring and related charges	1.0	4.6	20.8	0.5	45.7	72.6
Transaction related charges	—	8.8	10.8	—	3.5	23.1
Loss on Energizer investment	—	—	—	—	16.8	16.8
Loss on assets held for sale	—	—	26.8	—	—	26.8
Write-off from impairment of intangible assets	—	—	24.2	—	—	24.2
Foreign currency loss on multicurrency divestiture loans	—	0.6	—	—	3.2	3.8
Salus	—	—	—	—	0.6	0.6
Salus CLO debt extinguishment	—	—	—	—	(76.2)	(76.2)
Other	—	0.1	0.1	—	(3.7)	(3.5)
Adjusted EBITDA	$256.3	$92.2	$172.0	$112.1	$(52.4)	$580.2
Net Sales	$1,342.1	$1,107.6	$962.6	$551.9	$—	$3,964.2
Adjusted EBITDA Margin	19.1%	8.3%	17.9%	20.3%	—%	14.6%
Year Ended September 30, 2019
Net income (loss) from continuing operations	$214.6	$(127.8)	$63.4	$84.9	$(421.8)	$(186.7)
Income tax benefit	—	—	—	—	(7.1)	(7.1)
Interest expense	—	—	—	—	222.1	222.1
Depreciation and amortization	33.5	64.6	48.8	19.3	14.6	180.8
EBITDA	248.1	(63.2)	112.2	104.2	(192.2)	209.1
Share and incentive based compensation	—	—	—	—	53.7	53.7
Restructuring and related charges	4.7	8.1	7.6	1.8	43.5	65.7
Transaction related charges	0.9	7.4	2.5	—	11.0	21.8
Loss on Energizer investment	—	—	—	—	12.1	12.1
Write-off from impairment of goodwill	—	116.0	—	—	—	116.0
Write-off from impairment of intangible assets	—	18.8	16.6	—	—	35.4
Foreign currency loss on multicurrency divestiture loans	—	—	—	—	36.2	36.2
Legal and environmental remediation reserves	—	—	—	—	10.0	10.0
GPC safety recall	—	—	0.7	—	—	0.7
Salus	—	—	—	—	1.6	1.6
Other	—	0.1	3.0	(0.5)	2.1	4.7
Adjusted EBITDA	$253.7	$87.2	$142.6	$105.5	$(22.0)	$567.0
Net Sales	$1,355.7	$1,068.1	$870.2	$508.1	$—	$3,802.1
Adjusted EBITDA Margin	18.7%	8.2%	16.4%	20.8%	—%	14.9%

The following is a reconciliation of net income to Adjusted EBITDA for the years ended September 30, 2020 and 2019 for SB/RH

SB/RH HOLDINGS, LLC (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Year Ended September 30, 2020
Net income from continuing operations	$221.4	$42.9	$44.9	$91.2	$(371.9)	$28.5
Income tax expense	—	—	—	—	58.1	58.1
Interest expense	—	—	—	—	144.0	144.0
Depreciation and amortization	33.9	35.2	44.4	20.4	14.6	148.5
EBITDA	255.3	78.1	89.3	111.6	(155.2)	379.1
Share and incentive based compensation	—	—	—	—	42.3	42.3
Restructuring and related charges	1.0	4.6	20.8	0.5	45.7	72.6
Transaction related charges	—	8.8	10.8	—	3.5	23.1
Loss on Energizer investment	—	—	—	—	16.8	16.8
Loss on assets held for sale	—	—	26.8	—	—	26.8
Write-off from impairment of intangible assets	—	—	24.2	—	—	24.2
Foreign currency translation on multicurrency divestiture loans	—	0.6	—	—	3.2	3.8
Other	—	0.1	0.1	—	(3.7)	(3.5)
Adjusted EBITDA	$256.3	$92.2	$172.0	$112.1	$(47.4)	$585.2
Net Sales	$1,342.1	$1,107.6	$962.6	$551.9	$—	$3,964.2
Adjusted EBITDA Margin	19.1%	8.3%	17.9%	20.3%	—%	14.8%
Year Ended September 30, 2019
Net income (loss) from continuing operations	$214.6	$(127.8)	$63.4	$84.9	$(375.0)	$(139.9)
Income tax expense	—	—	—	—	10.7	10.7
Interest expense	—	—	—	—	162.0	162.0
Depreciation and amortization	33.5	64.6	48.8	19.3	14.6	180.8
EBITDA	248.1	(63.2)	112.2	104.2	(187.7)	213.6
Share and incentive based compensation	—	—	—	—	52.1	52.1
Restructuring and related charges	4.7	8.1	7.6	1.8	43.5	65.7
Transaction related charges	0.9	7.4	2.5	—	11.0	21.8
Loss on Energizer investment	—	—	—	—	12.1	12.1
Write-off from impairment of goodwill	—	116.0	—	—	—	116.0
Write-off from impairment of intangible assets	—	18.8	16.6	—	—	35.4
Foreign currency loss on multicurrency divestiture loans	—	—	—	—	36.2	36.2
Legal and environmental remediation reserves	—	—	—	—	10.0	10.0
GPC safety recall	—	—	0.7	—	—	0.7
Other	—	0.1	3.0	(0.5)	2.1	4.7
Adjusted EBITDA	$253.7	$87.2	$142.6	$105.5	$(20.7)	$568.3
Net Sales	$1,355.7	$1,068.1	$870.2	$508.1	$—	$3,802.1
Adjusted EBITDA Margin	18.7%	8.2%	16.4%	20.8%	—%	14.9%

Consolidated Results of Operations
The following section provides an analysis of our operations for the years ended September 30, 2020 and 2019. For a discussion of our fiscal 2018 results, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's Annual Report on Form 10-K for the year ended September 30, 2019 filed with the SEC on November 15, 2019.
SBH
The following is summarized consolidated results of operations for SBH for the years ended September 30, 2020 and 2019, respectively:

	Year Ended September 30,
(in millions, except %)	2020	2019	Variance
Net sales	$3,964.2	$3,802.1	$162.1	4.3%
Gross profit	1,369.9	1,306.9	63.0	4.8%
Operating expenses	1,126.5	1,234.7	(108.2)	(8.8%)
Interest expense	144.5	222.1	(77.6)	(34.9%)
Other non-operating expense, net	19.7	43.9	(24.2)	(55.1%)
Income tax expense (benefit)	70.9	(7.1)	78.0	(1,098.6%)
Net income (loss) from continuing operations	84.5	(186.7)	271.2	(145.3%)
Income from discontinued operations, net of tax	14.0	682.5	(668.5)	(97.9%)
Net income	98.5	495.8	(397.3)	(80.1%)
Net Sales. Net sales for the year ended September 30, 2020 increased $162.1 million, or 4.3%, with an increase in organic sales of $175.1 million, or 4.6%. The following sets forth net sales by segment for the years ended September 30, 2020 and 2019:

	Year Ended September 30,
(in millions, except %)	2020	2019	Variance
HHI	$1,342.1	$1,355.7	$(13.6)	(1.0%)
HPC	1,107.6	1,068.1	39.5	3.7%
GPC	962.6	870.2	92.4	10.6%
H&G	551.9	508.1	43.8	8.6%
Net Sales	$3,964.2	$3,802.1	162.1	4.3%
The following sets forth the principal components of the change in net sales from the year ended September 30, 2020 to the year ended September 30, 2019:

(in millions)	2020
Net Sales for the year ended September 30, 2019	$3,802.1
Increase due to acquisition	7.5
Increase in GPC	86.0
Increase in HPC	58.4
Increase in H&G	43.9
Decrease in HHI	(13.2)
Foreign currency impact, net	(20.5)
Net Sales for the year ended September 30, 2020	$3,964.2
Gross Profit. Gross profit for the year ended September 30, 2020 increased $63.0 million with an increase in gross profit margin from 34.4% to 34.6% primarily due to increased sales volume with incremental product and input costs including tariffs, offset by productivity, favorable product mix and pricing adjustments.
Operating Expenses. Operating expenses for the year ended September 30, 2020 decreased $108.2 million, or 8.8%, due to the impairment of HPC goodwill of $116.0 million and impairment of intangible assets of $35.4 million in the prior year with offsets by the recognition of loss on assets held for sale of $26.8 million and impairment of intangible assets of $24.2 million associated with the Coevorden Operations divestiture. Additionally, the Company recognized a decrease in restructuring and related charges of $4.6 million and a decrease in selling and general and administrative expenses of $2.8 million primarily from higher depreciation and amortization in the prior year associated with HPC business being de-recognized from held for sale offest by increased marketing and advertising spend. See Note 5 - Restructuring and Related Charges in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further discussion pertaining to restructuring and related activity.
Interest Expense. Interest expense for the year ended September 30, 2020 decreased $77.6 million, or 34.9%, due to lower borrowings and average interest rates during the period attributable to refinancing activities. See Note 12 - Debt in Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
Other Non-Operating Expense, Net. Other non-operating expense for the year ended September 30, 2020 decreased $24.2 million primarily due to foreign currency losses in the prior year related to multicurrency loans with foreign subsidiaries associated with the GBL and GAC divestitures.

Income Taxes. The effective tax rate was 45.6% for the year ended September 30, 2020 compared to 3.7% for the year ended September 30, 2019. Our effective tax rate for the year ended September 30, 2020 was significantly impacted by income earned outside the U.S. that is subject to U.S. tax including the U.S. tax on global intangible low taxed income, losses that more likely than not will not result in tax benefits, certain nondeductible expenses, an increase to state deferred tax rates, and foreign rates that differ from the U.S. federal statutory rate.
See Note 16 – Income Taxes in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for additional detail.

Income From Discontinued Operations. Discontinued operations includes the results of operations, financial position and cash flows for the GBL and GAC divisions sold during the year ended September 30, 2019, effective January 2, 2019 and January 28, 2019, respectively.  During the year ended September 30, 2020, the Company recognized a $10.5 million tax benefit to discontinued operations from the return to provision adjustments related to the divestitures of GBL, primarily from changes to US GILTI on the non-US portions of the sold business, in addition to other adjustments to tax indemnifications following the GBL and GAC divestitures. See Note 3 – Divestitures in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for more information on the divestitures and the assets and liabilities classified as held for sale.
Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest. Such amount varies in relation to such subsidiary’s net income or loss for the period and the percentage interest not owned by SBH.
SB/RH
The following is summarized consolidated results of operations for SB/RH for the years ended September 30, 2020 and 2019:

	Year Ended September 30,
(in millions, except %)	2020	2019	Variance
Net sales	$3,964.2	$3,802.1	$162.1	4.3%
Gross profit	1,369.9	1,306.9	63.0	4.8%
Operating expenses	1,119.6	1,229.9	(110.3)	(9.0%)
Interest expense	144.0	162.0	(18.0)	(11.1%)
Other non-operating expense, net	19.7	44.2	(24.5)	(55.4%)
Income tax expense	58.1	10.7	47.4	443.0%
Net income (loss) from continuing operations	28.5	(139.9)	168.4	(120.4%)
Income from discontinued operations, net of tax	14.0	682.5	(668.5)	(97.9%)
Net income	42.5	542.6	(500.1)	(92.2%)
For the year ended September 30, 2020, the change in net sales, gross profit, operating expenses and other non-operating expenses are primarily attributable to changes in SBH previously discussed. The change interest expense are primarily attributable to the changes in SBH previously discussed except for the non-cash gain on extinguishment of Salus CLO debt.
The effective tax rate was 67.1% for the year ended September 30, 2020 compared to (8.3%) for the year ended September 30, 2019. Our effective tax rate for the year ended September 30, 2020 was significantly impacted by income earned outside the U.S. that is subject to U.S. tax including the U. S. tax on global intangible low taxed income, losses that more likely than not will not result in tax benefits, certain nondeductible expenses, an increase to state deferred tax rates, and foreign rates that differ from the U.S. federal statutory rate.
Income from discontinued operations is attributable to SBH previously discussed.

Segment Financial Data
This section provides an analysis of our results of reportable segments for the years ended September 30, 2020 and 2019. For a discussion of our fiscal 2018 results, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's Annual Report on Form 10-K for the year ended September 30, 2019 filed with the SEC on November 15, 2019.
Hardware & Home Improvement (HHI)

	Year Ended September 30,
(in millions, except %)	2020	2019	Variance
Net sales	$1,342.1	$1,355.7	$(13.6)		(1.0%)
Operating income	224.8	215.0	9.8		4.6%
Operating income margin	16.7%	15.9%	80	bps
Adjusted EBITDA	$256.3	$253.7	$2.6		1.0%
Adjusted EBITDA margin	19.1%	18.7%	40	bps
Net sales for the year ended September 30, 2020 decreased $13.6 million, or 1.0%, with a decrease in organic net sales of $13.2 million, or 1.0%.
•Security decreased $52.7 million due to supply constraints driven by temporary government mandated COVID-19 related shutdowns limiting supply levels despite strong consumer demand in response to the COVID-19 pandemic and volume reduction from customer loss, partially offset by favorable pricing.
•Plumbing increased $19.1 million due to strong consumer demand in response to the COVID-19 pandemic, promotional related volume and increased placement in retail channel, market share gains in the multifamily development channel and favorable pricing.
•Hardware increased $20.5 million due to strong consumer demand in response to the COVID-19 pandemic, new product introductions in the home center channel, increased volume through online retail channels and favorable pricing.
Operating income for the year ended September 30, 2020 increased $9.8 million with a margin increase of 80 bps due to improved productivity, pricing and mix, retrospective tariff exclusions and reduced restructuring expense despite lower sales volume plus higher input costs driven by tariffs and our COVID-19 response. Adjusted EBITDA for the year ended September 30, 2020 increased $2.6 million with an increase in margin of 40 bps due to improved productivity, pricing and mix, retrospective tariff exclusions despite lower sales volume plus higher input costs driven by tariffs and our COVID-19 response.

Home & Personal Care (HPC)

	Year Ended September 30,
(in millions, except %)	2020	2019	Variance
Net sales	$1,107.6	$1,068.1	$39.5		3.7%
Operating income (loss)	42.9	(127.5)	170.4		n/m
Operating income margin	3.9%	(11.9%)	1,580	bps
Adjusted EBITDA	$92.2	$87.2	$5.0		5.7%
Adjusted EBITDA margin	8.3%	8.2%	10	bps
Net sales from the year ended September 30, 2020 increased $39.5 million, or 3.7%, with an organic net sales increase of $58.4 million, or 5.5%.
•Home appliances sales increased $43.9 million, including an increase in NA of $26.0 million due to new product introductions and distribution in grocery, mass and online retail channels, coupled with an increase in response to the COVID-19 pandemic partially offset by supply constraints and store closures in response to the COVID-19 pandemic; an increase in EMEA of $11.7 million from promotional volumes with traditional and online retailers during holiday season with increased consumer demand partially offset by lower distribution from store closures in response to COVID-19 pandemic; an increase in LATAM of $1.7 million from new product distribution and increase in APAC of $4.5 million from consumer demand.
•Personal care sales increased $14.6 million, including an increase in EMEA of $11.1 million due to promotional volumes with traditional and online retailers during the holiday season, increased growth in e-commerce channels coupled with increased demand in response to the COVID-19 pandemic partially offset by supply constraints; an increase in NA of $4.0 million due to increased volume and demand in mass retail and e-commerce channels primarily with hair care and personal grooming products primarily in response to the COVID-19 pandemic despite supply constraints and store closures attributable to the COVID-19 pandemic; and an increase in APAC of $2.2 million from consumer demand and a decrease in LATAM of $2.7 million from store closures during COVID-19 pandemic.
Operating income for the year ended September 30, 2020 increased $170.4 million with an increase in margin of 1,580 bps due to higher sales volumes with favorable product mix and productivity with benefit from retrospective tariff exclusions, the recognition of goodwill impairment of $116.0 million and write-off of indefinite lived intangible assets of $18.8 million in the prior year, plus incremental depreciation and amortization of $29.0 million in the prior year associated with HPC business being de-recognized from held for sale, offset by incremental input costs driven by tariffs, increased marketing and advertising spend, plus incremental foreign currency transaction loss.  Adjusted EBITDA for the year ended September 30, 2020 increased $5.0 million with an increase in margin of 10 bps due to higher sales volume with favorable product mix and productivity with benefit from retrospective tariff exclusions, offset by incremental input costs driven by tariffs, increased marketing and advertising spend, plus incremental foreign currency transaction loss.
Global Pet Care (GPC)

	Year Ended September 30,
(in millions, except %)	2020	2019	Variance
Net sales	$962.6	$870.2	$92.4		10.6%
Operating income	47.1	65.6	(18.5)		(28.2%)
Operating income margin	4.9%	7.5%	(260)	bps
Adjusted EBITDA	$172.0	$142.6	$29.4		20.6%
Adjusted EBITDA margin	17.9%	16.4%	150	bps
Net sales for the year ended September 30, 2020 increased $92.4 million, or 10.6%, with an organic net sales increase of $86.0 million, or 9.9%.
•Companion animal sales increased $62.2 million, including an increase in NA of $56.7 million from increased demand in dollar, mass and online retail channels driven by consumer demand in response to the COVID-19 pandemic; an increase in EMEA of $6.1 million from dog and cat food sales and increased distribution through online retail channels in response to the COVID-19 pandemic; an increase in LATAM of $0.4 million and a decrease in APAC of $0.9 million.
•Aquatics increased $31.3 million, exclusive of acquisition sales of $7.5 million, including an increase in NA of $25.6 million from increased demand through online retail and pet specialty channels; an increase in EMEA of $5.2 million due to increased distribution through online retail channels; a decrease in APAC of $0.3 million and increase in LATAM of $0.7 million.
Operating income for the year ended September 30, 2020 decreased $18.5 million with a margin decrease of 260 bps due to the recognition of a loss on assets held for sale of $26.8 million associated with the Coevorden Operations divestiture, and a $24.2 million write-off from impairment of intangible assets; incremental transaction costs associated with the Omega acquisition and Coevorden Operations divestiture, plus restructuring costs and accelerated depreciation as part of the Global Productivity Improvement Program, tariffs and additional investment in marketing and advertising, offset by increased sales volume, product cost improvements, and positive pricing. Adjusted EBITDA in the year ended September 30, 2020 increased $29.4 million with a margin increase of 150 bps due to increased sales volume, productivity, and positive pricing, offset by tariffs and additional investment in marketing and advertising.

Home & Garden (H&G)

	Year Ended September 30,
(in millions, except %)	2020	2019	Variance
Net sales	$551.9	$508.1	$43.8		8.6%
Operating income	91.2	85.0	6.2		7.3%
Operating income margin	16.5%	16.7%	(20)	bps
Adjusted EBITDA	$112.1	$105.5	$6.6		6.3%
Adjusted EBITDA margin	20.3%	20.8%	(50)	bps
Net sales for the year ended September 30, 2020 increased $43.8 million, or 8.6%, with an organic net sales increase of $43.9 million, or 8.6%.
•Lawn & garden control products increased $22.7 million due to seasonal demand and favorable weather, increased online retail and home center volumes, new retail customer distribution with continued strong consumer demand.
•Repellent products increased $10.3 million due to continued replenishment orders due to strong consumer demand.
•Household insect control products increased $11.0 million due to continued replenishment orders due to strong consumer demand.
•Other net sales to GAC discontinued operations were $18.9 million and $19.1 million for the years ended September 30, 2020 and 2019, respectively.
Operating income for the year ended September 30, 2020 increased $6.2 million, or 7.3%, with a decline in margin of 20 bps due to increased sales volume offset by higher material and input costs including tariffs, plus higher marketing and advertising investment spending. Adjusted EBITDA in the year ended September 30, 2020 increased $6.6 million, or 6.3%, with a decrease in margin of 50 bps due to increased sales volume offset by higher material and input costs including tariffs, plus higher marketing and advertising investment spending.

Liquidity and Capital Resources
This section provides a discussion of our financial condition and an analysis of our cash flows for the years ended September 30, 2020 and 2019. For a discussion of our fiscal 2018 cash flows, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's Annual Report on Form 10-K for the year ended September 30, 2019 filed with the SEC on November 15, 2019. This section also provides a discussion of our contractual operations and other commercial commitments as well as our ability to fund future commitments and operating activities through sources of capital as of September 30, 2020.
The following is a summary of the Company’s net cash flows from continuing operations for the years ended September 30, 2020, 2019, and 2018:

	SBH		SB/RH
(in millions)	2020	2019	2020	2019
Operating activities	$290.1	$83.5	$80.0	$97.2
Investing activities	$108.3	$2,802.9	$108.3	$2,802.9
Financing activities	$(497.1)	$(2,722.4)	$(285.8)	$(2,694.2)
Cash flows from operating activities
Cash flows from SBH continuing operations increased $206.6 million for the year ended September 30, 2020 due to:
•Increase in cash provided by continuing operations of $153.6 million, with an increase in cash provided by working capital of $110.0 million mainly primarily attributable to timing of accounts payable;
•Decrease in cash paid for interest of $81.0 million from debt repayment activity in the prior year; offset by
•Increase in net corporate expenditures of $13.4 million;
•Increase in cash paid for restructuring and integration related activities of $26.2 million;
•Decrease in cash paid for income taxes of $11.8 million;

Cash flows from operating activities from continuing operations of SB/RH decreased $17.2 million during the year ended September 30, 2020 primarily due to the items discussed above except for an incremental operating cash outflow to its parent company for federal net operating losses under the Company's tax sharing agreement.
Depreciation and amortization
Depreciation and amortization for the Company was $148.5 million and $180.8 million for the years ended September 30, 2020 and 2019, respectively. The decrease in depreciation and amortization is primarily attributable to the cumulative adjustment to depreciation and amortization from the change in plan to sell the HPC division in the prior year.
Cash flows from investing activities
Cash flows from investing activities from SBH continuing operations decreased $2,694.6 million for the year ended September 30, 2020 primarily due the cash receipts attributable to the divestitures of GBL and GAC in the prior year of $1,924.1 million and $935.4 million, respectively; offset by the cash proceeds received from the Coevorden Operations divestiture of $29.0 million and proceeds from the sale of Energizer common stock investment of $147.1 million, net cash used for business acquisition of Omega for $16.9 million for the year ended September 30, 2020. Cash flows from investing activities from SB/RH continuing operations increased $2,694.6 million for the year ended September 30, 2020 primarily due to the SBH items discussed above.
Capital Expenditures
Capital expenditures for SBH totaled $61.0 million and $58.4 million for the years ended September 30, 2020 and 2019, respectively. We expect to make incremental investments in capital projects slightly above historical experience related to investment in high return cost reduction projects and related restructuring initiatives. Capital expenditures of SB/RH are consistent with those of SBH.

Energizer Investment
As part of the consideration received for the GAC divestiture, the Company received 5.3 million shares of Energizer common stock, valued at $242.1 million on the effective close date of the GAC divestiture. During the year ended September 30, 2020, the Company sold 3.6 million shares of Energizer common stock for proceeds of $147.1 million. As of September 30, 2020, the company holds 1.7 million shares of Energizer common stock, valued at $66.9 million. The Company may dispose of additional shares of Energizer common stock from time to time and use proceeds toward high return projects or investments.
Cash flows from financing activities
Cash flows used by financing activities for SBH continuing operations decreased $2,225.3 million for the year ended September 30, 2020 due to the debt repayment activity in the prior year following the GBL and GAC divestitures, offset by the payment of the Varta contingent payment to Energizer subsequent to the GBL divestiture and incremental treasury share repurchase activity. Cash flows used by financing activities for SB/RH continuing operations decreased $2,408.4 million for the year ended September 30, 2020 due to the debt repayment activity in the prior year following the GBL and GAC divestitures, offset by the payment of the Varta contingent payment to Energizer subsequent to the GBL divestiture.
Debt
During the year ended September 30, 2020, SBH recognized net proceeds of $300.0 million from the issuance of 5.50% Notes. The proceeds from the issuance of the 5.50% Notes were used for repayment of the Revolver Facility obligation. The Company made $135.5 million payment on debts for the outstanding balance of 6.625% Notes of $117.4 million with premium of early extinguishment of $1.3 million, and other debt payments of $16.8 million.
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
In addition to the outstanding principal on our debt obligations, we have annual interest payment obligations of approximately $124.5 million in the aggregate and includes interest under our: (i) 4.00% Notes of approximately $20.0 million; (ii) 6.125% Notes of approximately $15.3 million; (iii) 5.75% Notes of $57.5 million; (iv) 5.0% Notes of approximately $15.0 million; (v) 5.50% Notes of approximately $16.5 million. Interest on the notes is payable semi-annually in arrears and interest under the Revolver Facility is payable on various interest payment dates as provided in the Senior Credit Agreement.
During the year ended September 30, 2020, the Company entered into the Credit Agreement, which refinanced the Company’s previously existing credit facility, reduced the revolving facility under the Credit Agreement from $890 million to $600 million and extended the Credit Agreement's maturity date to June 30, 2025. The Company may borrow funds at a variable interest rate. As a result of borrowings and payments under the Revolver Facility, at September 30, 2020, the Company had borrowing availability of $579.3 million, net of outstanding letters of credit of $20.7 million. Certain fees are required to be paid in connection with our outstanding debt obligations including a quarterly commitment fee of up to 0.45% on the unused portion of the Revolver Facility and certain additional fees with respect to the letter of credit sub-facility under the Revolver Facility.
At September 30, 2020, we were in compliance with all covenants under the Senior Credit Agreement and the indentures governing the 5.50% Notes, 6.125% Notes, 5.75% Notes, 5.00% Notes, and 4.00% Notes.
The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. On March 26, 2020, S&P downgraded the Company’s corporate credit rating to ‘B’ from ‘B+’, senior secured debt ratings to ‘BB-‘ from ‘BB’ and senior unsecured debt to ‘B’ from ‘B+’ , with a negative outlook in response to the changing economic environment and risks attributable to COVID-19. The Company's credit ratings and outlook with Moody's and Fitch remain unchanged. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet affords the company the financial flexibility, including through access to financial markets for potential new financing, to respond to both internal growth opportunities and those available through acquisitions. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future financings. Refer to Note 12 - Debt of Notes in Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information.
Equity
During the year ended September 30, 2020 and 2019, SBH did not issue additional shares of common stock other than pursuant to the Company’s share-based compensation plans. SBH made cash dividend payments of $75.2 million and $85.5 million, or $0.42 per share, during the years ended September 30, 2020 and 2019, respectively.
From time to time, SBH will repurchase outstanding shares common stock in the open market or otherwise. During the year ended September 30, 2020, the Company repurchased $355.6 million or 6.1 million shares as part of its $1 billion common stock repurchase program, including $125.0 million through an accelerated share repurchase. During the year ended September 30, 2019, the Company repurchased $250.0 million or 4.6 million shares.
The Company issues share based awards to our employees and our directors as a component of their compensation. All vesting is subject to the recipient’s continued employment, except as otherwise permitted by our Compensation Committee or Board of Directors or in certain cases if the employee is terminated without cause or as otherwise provided in an applicable employment agreement. See Note 19 - Share Based Compensation of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information. During the years ended September 30, 2020 and 2019 the Company paid $12.6 million and $4.4 million, respectively, in tax withholding payments on share based compensation plans, net of proceeds received upon vesting.
Liquidity Outlook
The Company’s ability to make principal and interest payments on its senior notes and borrowings under its U.S. and foreign credit facilities and its ability to fund planned capital expenditures will depend on its ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on its current level of operations, the Company believes that its existing cash balances and expected cash flows from operations will be sufficient to meet its operating requirements for at least the next 12 months. However, the Company may request borrowings under its credit facilities and seek alternative forms of financing or additional investments to achieve its longer-term strategic plans. At September 30, 2020, we believe there is approximately $75-$100 million of foreign cash available for repatriation.

Because the COVID-19 pandemic has not, as of the date of this report, materially impacted our operations or demand for our products, it has not had a materially negative impact on the Company's liquidity position. We have initiated mitigating efforts to manage non-critical capital spending, assess operating spend, preserve cash and improve liquidity. Additionally we temporarily suspended treasury repurchase activity. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets although there can be no assurance of our ability to do so.
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
Contractual Obligations & Other Commercial Commitments
The following table summarizes our contractual obligations as of September 30, 2020 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Contractual Payments Due by Period
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Debt, excluding finance lease obligations(1)	$2,352.3	$3.2	$—	$1,250.0	$1,099.1
Interest payments excluding finance lease obligations	649.6	124.5	248.6	225.1	51.4
Finance lease obligations(2)	253.9	20.1	35.1	36.3	162.4
Operating lease obligations(2)	130.9	27.2	42.4	32.0	29.3
Employee benefit obligations(3)	100.8	9.0	17.2	19.3	55.3
Other obligations(4)	17.9	1.7	6.2	10.0	—
Letters of credit(5)	20.7	20.7	—	—	—
Total Contractual Obligations	$3,526.1	$206.4	$349.5	$1,572.7	$1,397.5
(1)    See Note 12 - Debt of the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report.
(2)    Finance and operating lease payments due by fiscal year include executory costs and imputed interest not reflected in the Consolidated Statements of Financial Position. See Note 13 – Leases of the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report.
(3)    Employee benefit obligations represent the sum of our estimated future minimum required funding for our qualified defined benefit plans based on actuarially determined estimates and projected future benefit payments from our unfunded postretirement plans. See Note 15 - Employee Benefit Plans of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
(4)    Other obligations include the mandatory repatriation liability of $6.6 million payable over 8 years, recognized as Other Long-Term Liabilities on the Consolidated Statement of Financial Position as of September 30, 2020. The remaining balance due is net of refundable tax credits and overpayments that must be applied to the mandatory repatriation tax installments, and due to the credits and overpayments, the Company does not expect to make an additional payment for mandatory repatriation until Fiscal 2025. See Note 16 – Income Taxes of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
(5)    Standby letters of credit that back the performance of our entities under various credit facilities, insurance policies and lease arrangements.
At September 30, 2020, our Consolidated Statements of Financial Position includes reserves for uncertain tax positions. However, it is not possible to predict or estimate the amount and timing of payments for uncertain tax positions and those liabilities have been excluded from the obligations above. The Company cannot reasonably predict the ultimate outcome of income tax audits currently in progress for certain of our companies; however, it is reasonably possible that during the next 12 months, some portion of our unrecognized tax benefits could be recognized. See Note 16 – Income Taxes of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
Additionally, other payables associated with indemnifications following the divestitures of GBL and GAC, including tax indemnifications, are not included as we cannot reasonably predict the ultimate outcome of our obligation; however it is reasonably possible that during the next 12 months, some portion of our indemnification payable could be recognized. As of September 30, 2020, there are $33.0 million of indemnification liabilities to Energizer recognized as current and $17.2 million recognized as Other Long-Term Liabilities on the Consolidated Statement of Financial Position. See Note 3 – Divestitures of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Guarantor Statements - SB/RH
SBI has issued the 5.00% Notes under the 2029 Indenture, the 5.50% Notes under the 2030 Indenture, the 6.125% Notes under the 2024 Indenture, the 5.75% Notes under the 2025 Indenture, and the 4.00% Notes under the 2026 Indenture (collectively, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by SB/RH and SBI’s domestic subsidiaries. The Notes and the related guarantees rank equally in right of payment with all of SBI and the guarantors’ existing and future senior indebtedness and rank senior in right of payment to all of SBI and the guarantors’ future indebtedness that expressively provide for its subordination to the Notes and the related guarantees. Non-guarantor subsidiaries primarily consist of SBI’s foreign subsidiaries.
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

(in millions)	2020
Statement of Operations Data
Third-party net sales	$2,868.5
Intercompany net sales to non-guarantor subsidiaries	63.5
Total net sales	2,932.0
Gross profit	938.0
Operating income	187.4
Net loss from continuing operations	(46.8)
Net loss	(32.8)
Net loss attributable to controlling interest	(32.8)
Statement of Financial Position Data
Current Assets	$1,342.0
Noncurrent Assets	2,804.6
Current Liabilities	881.7
Noncurrent Liabilities	3,020.4
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of September 30, 2020 are as follows:

(in millions)	2020
Statement of Financial Position Data
Current receivables from non-guarantor subsidiaries	$161.1
Long-term receivable from non-guarantor subsidiaries	—
Current payable to non-guarantor subsidiaries	368.4
Long-term debt with non-guarantor subsidiaries	212.0

Critical Accounting Policies and Estimates
Our Consolidated Financial Statements have been prepared in accordance with GAAP and fairly present our financial position and results of operations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its accounting estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances and evaluates its estimates on an ongoing basis. The following section identifies and summarizes those accounting policies considered by management to be the most critical to understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our results of operations, financial position and cash flows. The application of these accounting policies requires judgment and use of assumptions as to future events and outcomes that are uncertain and, as a result, actual results could differ from these estimates. Refer to Note 2 - Significant Accounting Policies and Practices of Notes to the Consolidated Financial Statements for all relevant accounting policies.
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
On an annual basis, during the fourth quarter of the fiscal year, or more frequently if triggering events occur, the Company compares the estimated fair value of its reporting units to the carrying value to determine if potential goodwill impairment exists. Our reporting units are consistent with our operating segments. See Note 21 - Segment Information of Notes to the Consolidated Financial Statements for further discussion of operating and reporting segments.
If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the reporting unit goodwill and its carrying value. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value of the reporting unit, we used a discounted cash flows methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. The fair value of HHI, GPC, and H&G reporting units exceeded their carrying value by 32%, 52%, and 134%, respectively, and did not recognize an impairment or deem the respective reporting units as ‘at risk’ of impairment.
In addition to goodwill, the Company has indefinite-lived intangible assets that consist of acquired tradenames. On an annual basis, during the Company’s fourth quarter, or more frequently if triggering events occur, the Company compares the estimated fair value of the identified trade names to the carrying value to determine if potential impairment exists. If the fair value is less than its carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. During the first quarter of the year ended September 30, 2020, the Company recognized $16.6 million impairment on indefinite life intangible assets of tradenames associated with the commercial DCF business due to the reduced value of the associated tradenames following the divestiture of the Coevorden Operations. With the recognition of the impairment, the respective intangible assets were adjusted to their determined fair value, leaving no excess fair value as of the measurement date. As of September 30, 2020, there are approximately $136.9 million of intangible assets that could be deemed at risk of future impairment due to the limited excess fair value.
The Company also reviews other definite-lived intangible assets and tangible fixed assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset did not exceed the carrying value of the asset. If impairment is determined to exist, any related impairment loss is calculated based on fair value. During the year ended September 30, 2020, the Company recognized an impairment of $7.6 million on definite-lived intangible assets due to the incremental cash flow risk associated with the commercial DCF business following the divestiture of the Coevorden Operations, which consisted of the remaining carrying cost of the definite lived intangibles assets associated with the commercial DCF business.
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
The Company assesses its income tax positions and records tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available for reporting. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained upon conclusion of an examination, the Company has recorded a reserve based upon the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority assuming that it has full knowledge of all relevant information. For those income tax positions where it is more-likely-than-not that a tax benefit will not be sustained, the Company did not recognize a tax benefit. As of September 30, 2020, the total amount of unrecognized tax benefits, including interest and penalties, that if not recognized would affect the effective tax rate in future periods was $17.7 million. Our effective tax rate includes the impact of income tax reserves and changes to those reserves when considered appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards or tax credits. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution.

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
As of September 30, 2020, we have U.S. federal net operating loss carryforwards (“NOLs”) of $1,247.7 million, with a federal tax benefit of $262.0 million and future tax benefits related to state NOLs of $73.3 million. Our total valuation allowance for the tax benefit of deferred tax assets that may not be realized is $306.8 million at September 30, 2020. Of this amount, $283.6 million relates to U.S. net deferred tax assets and $23.2 million relates to foreign net deferred tax assets. We estimate that $155.8 million of valuation allowance related to domestic deferred tax assets cannot be released regardless of the amount of domestic operating income generated due to prior period ownership changes that limit the amount of NOLs and credits we can use.
As of September 30, 2020, we have provided no significant residual U.S. taxes on earnings not yet taxed in the U.S. As of September 30, 2020, we project $4.6 million of additional tax from non-U.S. withholding and other taxes expected to be incurred on repatriation of foreign earnings.
See Note 16 - Income Taxes of Notes to the Consolidated Financial Statements elsewhere included in this Annual Report.
New Accounting Pronouncements
See Note 2 – Significant Accounting Policies and Practices of Notes to the Consolidated Financial Statements elsewhere included in this Annual Report for information about recent accounting pronouncements not yet adopted.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
We have bank lines of credit at variable interest rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. The general levels of U.S., European Union interest rates, and LIBOR affect interest expense. As of September 30, 2020, there was no outstanding debt associated with our bank lines of credit and therefore no debt subject to variable interest rates.
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
At September 30, 2020, we had $515.1 million equivalent of debt denominated in foreign currencies, which consist primarily of the Euro-denominated 4.00% Notes to the equivalent of $499.1 million, which are recorded in a U.S. Dollar functional entity, and the remaining debt is recorded in countries with the same functional currency as the debt. The 4.00% Notes are held as a net investment hedge of the translation of the Company’s net investments in Euro-denominated subsidiaries.
At September 30, 2020, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $108.3 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $9.7 million.
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
At September 30, 2020, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% decline in the underlying commodity prices, would be a loss of $0.9 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $1.1 million.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Spectrum Brands Holdings, Inc.
Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and participation of SBH’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of SBH’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of September 30, 2020. Based on that evaluation, SBH’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that due to the material weakness in our internal control over financial reporting described below, SBH's disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was being recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it was accumulated for and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding the required disclosures.
However, giving the full consideration to the material weaknesses, management has concluded that the Consolidated Financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, SBH's financial position, results of operations and cash flows for periods disclosed in conformity with U.S. generally accepted accounting principles.
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
SBH’s management, under the oversight of the principal executive and principal financial officers, and Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO 2013 Framework). Based on this assessment, we identified a material weakness in internal control over financial reporting related to ineffective information technology general controls (ITGCs) related to user access and role change reviews over certain information technology (IT) systems in the EMEA region. As a result, our business process automated and manual controls that are dependent on the ineffective ITGCs are also considered ineffective because they could have been adversely impacted. These control deficiencies were due to an ineffective risk assessment and communication of control activities related to the transfer of ITGC operations provided under transition service agreements (TSAs) within the EMEA region.
The material weakness did not result in any identified misstatements to the financial statements and there were no changes to previously released financial results. Based on this material weakness, we concluded that as September 30, 2020, the internal control over financial reporting was not effective.
Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition. SBH’s management excluded the acquisition of Omega Sea, which was completed on March 10, 2020, from the assessment of the effectiveness of internal control over financial reporting. The total assets of $6.0 million and total net sales of $7.5 million associated with the acquisitions are included in the consolidated financial statements of SBH as of and for the year ended September 30, 2020.
Our independent registered public accounting firm, KPMG, LLP, who audited the consolidated financial statements included in this annual report, has expressed an adverse report on the operating effectiveness of SBH's internal control over financial reporting as of September 30, 2020. KPMG LLP's report appears on page 55 of this annual report on Form 10-K.
Management's Remediation Plan. To remediate the material weakness described above, SBH has been and will be implementing revised controls that will include (1) developing and enhancing IT compliance oversight capabilities with specific focus over identification and execution of appropriate ITGCs within the EMEA region; (2) enhancing user access reviews and role change testing control activities and policies within the EMEA IT operations, including documentation evidencing the specific control procedures to be performed; and (3) maintaining process and control documentation underlying user access reviews and role change processes within the EMEA region to promote knowledge transfer and transition upon personnel changes. In addition, we would validate the underlying data and financial reports generated by the impacted information systems supporting business process controls and operations in the EMEA region. The Audit Committee of the Board of Directors and the Board of Directors has reviewed and discussed these matters with management. The Audit Committee will oversee management's efforts to remediate the identified material weakness.
The material weakness will be considered remediated when management concludes that, through testing, the applicable remedial controls are designed and implemented effectively. We expect remediation of this material weakness will be completed during fiscal year 2021.
Changes in Internal Control Over Financial Reporting. Other than the changes related to the material weakness occurring in earlier periods and identified during the quarter ended September 30, 2020, as described above, there have been no changes in SBH's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect SBH's internal control over financial reporting.

SB/RH Holdings, LLC
Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and participation of SB/RH’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of SB/RH’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of September 30, 2020. Based on that evaluation, SB/RH’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that due to the material weakness in our internal control over financial reporting described below, SB/RH's disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was being recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it was accumulated for and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding the required disclosures.
However, giving the full consideration to the material weaknesses, management has concluded that the Consolidated Financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, SB/RH's financial position, results of operations and cash flows for periods disclosed in conformity with U.S. generally accepted accounting principles.
Management’s Annual Report on Internal Control over Financial Reporting. SB/RH’s management is responsible for establishing and maintaining adequate internal control over financial reporting for SB/RH, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of SB/RH’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SB/RH’s assets that could have a material effect on the financial statements.
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
SB/RH’s management, under the oversight of the principal executive and principal financial officers, and Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO 2013 Framework). Based on this assessment, we identified a material weakness in internal control over financial reporting related to ineffective information technology general controls (ITGCs) related to user access and role change reviews over certain information technology (IT) systems in the EMEA region. As a result, our business process automated and manual controls that are dependent on the ineffective ITGCs are also considered ineffective because they could have been adversely impacted. These control deficiencies were due to an ineffective risk assessment and communication of control activities related to the transfer of ITGC operations provided under transition service agreements (TSAs) within the EMEA region.
The material weakness did not result in any identified misstatements to the financial statements and there were no changes to previously released financial results. Based on this material weakness, we concluded that as September 30, 2020, the internal control over financial reporting was not effective.
Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition. SB/RH’s management excluded the acquisition of Omega Sea, which was completed on March 10, 2020, from the assessment of the effectiveness of internal control over financial reporting. The total assets of $6.0 million and total net sales of $7.5 million associated with the acquisitions are included in the consolidated financial statements of SB/RH as of and for the year ended September 30, 2020.
This annual report does not include an attestation report of SB/RH's registered public accounting firm due to the established rules of the SEC.
Management's Remediation Plan. To remediate the material weakness described above, SB/RH has been and will be implementing revised controls that will include (1) developing and enhancing IT compliance oversight capabilities with specific focus over identification and execution of appropriate ITGCs within the EMEA region; (2) enhancing user access reviews and role change testing control activities and policies within the EMEA IT operations, including documentation evidencing the specific control procedures to be performed; and (3) maintaining process and control documentation underlying user access reviews and role change processes within the EMEA region to promote knowledge transfer and transition upon personnel changes. In addition, we would validate the underlying data and financial reports generated by the impacted information systems supporting business process controls and operations in the EMEA region. The Audit Committee of the Board of Directors and the Board of Directors has reviewed and discussed these matters with management. The Audit Committee will oversee management's efforts to remediate the identified material weakness.
The material weakness will be considered remediated when management concludes that, through testing, the applicable remedial controls are designed and implemented effectively. We expect remediation of this material weakness will be completed during fiscal year 2021.
Changes in Internal Control Over Financial Reporting. Other than the changes related to the material weakness occurring in earlier periods and identified during the quarter ended September 30, 2020, as described above, there have been no changes in SB/RH's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect SB/RH's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation S-K concerning the directors and executive officers of SBH is incorporated herein by reference to the disclosures which will be included in in a subsequent amendment to the Form 10-K, which will be filed not later than 120 days after the end of the SBH’s fiscal year ended September 30, 2020.
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
ITEM 11.    EXECUTIVE COMPENSATION
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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table summarizes the fees KPMG LLP, our independent registered public accounting firm, billed to the Company.

(in millions)	2020	2019
Audit Fees	$5.0	$6.2
Audit-Related Fees	—	2.6
Tax Fees	0.1	0.1
All Other Fees	—	—
Total	$5.1	$8.9
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
Pre-Approval of Independent Auditors Services and Fees
The Audit Committee pre-approved the audit services engagement performed by KPMG LLP for the year ended September 30, 2020. In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee has pre-approved other specified audit, or audit related services, provided that the fees incurred by KPMG LLP in connection with any individual engagement do not exceed $200,000 in any 12-month period. The Audit Committee must approve for an engagement by engagement basis any individual non-audit or tax engagement in any 12-month period. The Audit Committee has delegated to its Chairman the authority to pre-approve any other specific audit or specific non-audit service which was not previously pre-approved by the Audit Committee, provided that any decision of the Chairman to pre-approve other audit or non-audit services shall be presented to the Audit Committee at its next scheduled meeting.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 18, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Carrying value of certain indefinite-lived intangible assets
As discussed in Notes 2 and 11 to the consolidated financial statements, the indefinite-lived intangible assets balance as of September 30, 2020 was $1,007.5 million, which includes certain tradenames in the Global Pet Care (GPC) and Home & Hardware Improvement (HHI) segments. The Company performs impairment testing of its indefinite-lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of such asset might exceed its fair value. At September 30, 2020 there are approximately $136.9 million of intangible assets that could be deemed at risk of future impairment due to the limited excess fair value.
We identified the assessment of the carrying value of indefinite-lived intangible assets for certain tradenames in the GPC and HHI segments as a critical audit matter. The estimated fair values of these tradenames had limited excess compared to their carrying values, which indicated a greater risk that the tradenames may be impaired, and required a higher degree of auditor judgment. In addition, minor changes to the following key assumptions used by the Company to calculate the fair value of the tradenames would have had a significant effect on the Company’s assessment of the carrying values of the tradenames:
•discount rate
•royalty rate
•forecasted revenue growth rates.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the determination of the fair value of certain tradenames in the GPC and HHI segments, and the development of the discount rate, royalty rate, and forecasted revenue growth rates. We performed sensitivity analyses over the discount rate, royalty rate, and forecasted revenue growth rates assumptions to assess the impact of changes to those assumptions on the Company’s determination of the fair value of the tradenames. We evaluated the Company’s forecasted revenue growth rates by comparing them to the forecasted revenue growth rates in the Company’s and its peer companies’ analyst reports. Additionally, we compared the Company’s historical revenue growth rates for the tradenames to actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s discount and royalty rates by comparing them against a discount rate range and royalty rate range that was independently developed using publicly available market data for comparable entities
•developing an estimate of the tradenames’ fair values using the revenue forecasts for the tradenames and the independently developed discount and royalty rates, and compared the results to the Company’s fair value estimates.

Recoverability of deferred tax assets associated with the Company’s net operating losses
As discussed in Note 16 to the consolidated financial statements, the Company had $689.8 million of deferred tax assets as of September 30, 2020. The deferred tax assets arise primarily due to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as, net operating losses, capital losses, and other carryforwards. The Company records a valuation allowance on the deferred tax assets not expected to be recoverable. In assessing the recoverability of the deferred tax assets, the Company considers both historical and forecasted income and expected timing of when temporary differences will reverse.
We identified the evaluation of the recoverability of the deferred tax assets associated with the Company’s net operating losses as a critical audit matter due to the subjectivity involved in evaluating the recoverability of those deferred tax assets. This subjectivity is primarily driven by the Company’s ability to generate sufficient taxable income of the appropriate character in the future so as to recover those deferred tax assets. Further, there is complexity in the application of the relevant tax regulations to the Company’s forecasted taxable income.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the development of forecasted income, utilization of net operating losses, and the application of the relevant tax regulations. We assessed the likelihood of the Company’s ability to recover its net operating loss deferred tax assets in the future, which included evaluating projected financial information used to forecast taxable income. To assess the Company’s ability to forecast, we compared the Company’s previous forecasts to actual results. We involved U.S. tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of the relevant tax regulations and evaluating the recoverability of deferred tax assets associated with the Company’s net operating losses.

/s/ KPMG LLP
We have served as the Company’s auditor since 2011.
Milwaukee, Wisconsin
November 18, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Spectrum Brands Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Spectrum Brands Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of September 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated November 18, 2020, expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in management’s assessment related to ineffective information technology general controls related to user access and role change reviews over certain information technology systems in the Company’s EMEA region. As a result, business process automated and manual controls that are dependent on the affected general information technology controls were also ineffective because they could have been adversely impacted. These control deficiencies were due to an ineffective risk assessment and communication of control activities related to the transfer of ITGC operations provided under transition service agreements within the EMEA region. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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
November 18, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors
SB/RH Holdings, LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of SB/RH Holdings, LLC and subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the years in the three-year period ended September 30, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.
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
Carrying value of certain indefinite-lived intangible assets
As discussed in Notes 2 and 11 to the consolidated financial statements, the indefinite-lived intangible assets balance as of September 30, 2020 was $1,007.5 million, which includes certain tradenames in the Global Pet Care (GPC) and Home & Hardware Improvement (HHI) segments. The Company performs impairment testing of its indefinite-lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of such asset might exceed its fair value. At September 30, 2020 there are approximately $136.9 million of intangible assets that could be deemed at risk of future impairment due to the limited excess fair value.
We identified the assessment of the carrying value of indefinite-lived intangible assets for certain tradenames in the GPC and HHI segments as a critical audit matter. The estimated fair values of these tradenames had limited excess compared to their carrying values, which indicated a greater risk that the tradenames may be impaired, and required a higher degree of auditor judgment. In addition, minor changes to the following key assumptions used by the Company to calculate the fair value of the tradenames would have had a significant effect on the Company’s assessment of the carrying values of the tradenames:
•discount rate
•royalty rate
•forecasted revenue growth rates.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the determination of the fair value of certain tradenames in the GPC and HHI segments, and the development of the discount rate, royalty rate, and forecasted revenue growth rates. We performed sensitivity analyses over the discount rate, royalty rate, and forecasted revenue growth rates assumptions to assess the impact of changes to those assumptions on the Company’s determination of the fair value of the tradenames. We evaluated the Company’s forecasted revenue growth rates by comparing them to the forecasted revenue growth rates in the Company’s and its peer companies’ analyst reports. Additionally, we compared the Company’s historical revenue growth rates for the tradenames to actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s discount and royalty rates by comparing them against a discount rate range and royalty rate range that was independently developed using publicly available market data for comparable entities
•developing an estimate of the tradenames’ fair values using the revenue forecasts for the tradenames and the independently developed discount and royalty rates, and compared the results to the Company’s fair value estimates.

Recoverability of deferred tax assets associated with the Company’s net operating losses
As discussed in Note 16 to the consolidated financial statements, the Company had $361.8 million of deferred tax assets as of September 30, 2020. The deferred tax assets arise primarily due to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as, net operating losses, capital losses, and other carryforwards. The Company records a valuation allowance on the deferred tax assets not expected to be recoverable. In assessing the recoverability of the deferred tax assets, the Company considers both historical and forecasted income and expected timing of when temporary differences will reverse.
We identified the evaluation of the recoverability of the deferred tax assets associated with the Company’s net operating losses as a critical audit matter due to the subjectivity involved in evaluating the recoverability of those deferred tax assets. This subjectivity is primarily driven by the Company’s ability to generate sufficient taxable income of the appropriate character in the future so as to recover those deferred tax assets. Further, there is complexity in the application of the relevant tax regulations to the Company’s forecasted taxable income.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the development of forecasted income, utilization of net operating losses, and the application of the relevant tax regulations. We assessed the likelihood of the Company’s ability to recover its net operating loss deferred tax assets in the future, which included evaluating projected financial information used to forecast taxable income. To assess the Company’s ability to forecast, we compared the Company’s previous forecasts to actual results. We involved U.S. tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of the relevant tax regulations and evaluating the recoverability of deferred tax assets associated with the Company’s net operating losses.

/s/ KPMG LLP
We have served as the Company’s auditor since 1997.
Milwaukee, Wisconsin
November 18, 2020

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Financial Position
September 30, 2020 and 2019
(in millions, except per share figures)

(in millions)	2020	2019
Assets
Cash and cash equivalents	$531.6	$627.1
Trade receivables, net	501.1	356.7
Other receivables	74.2	74.2
Inventories	557.7	548.4
Prepaid expenses and other current assets	63.5	53.5
Total current assets	1,728.1	1,659.9
Property, plant and equipment, net	396.5	452.9
Operating lease assets	103.8	—
Investments	66.9	230.8
Deferred charges and other	48.3	67.2
Goodwill	1,332.0	1,328.1
Intangible assets, net	1,431.7	1,507.1
Total assets	$5,107.3	$5,246.0
Liabilities and Shareholders' Equity
Current portion of long-term debt	$15.3	$136.9
Accounts payable	557.5	456.8
Accrued wages and salaries	95.0	72.1
Accrued interest	38.5	29.3
Indemnification payable to Energizer	33.0	230.8
Other current liabilities	205.6	214.2
Total current liabilities	944.9	1,140.1
Long-term debt, net of current portion	2,461.0	2,214.4
Long-term operating lease liabilities	88.8	—
Deferred income taxes	65.4	50.6
Other long-term liabilities	131.4	112.0
Total liabilities	3,691.5	3,517.1
Commitments and contingencies (Note 20)
Shareholders' equity
Common stock, $0.01 par value; 200.0 million shares authorized; 53.8 million and 53.6 million shares issued, respectively.	0.5	0.5
Additional paid-in capital	2,054.3	2,031.1
Accumulated earnings	243.9	223.8
Accumulated other comprehensive loss, net of tax	(284.7)	(273.6)
Treasury stock, 10.7 million and 4.8 million shares, respectively	(606.5)	(260.9)
Total shareholders' equity	1,407.5	1,720.9
Noncontrolling interest	8.3	8.0
Total equity	1,415.8	1,728.9
Total liabilities and equity	$5,107.3	$5,246.0
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Income
Years ended September 30, 2020, 2019 and 2018
(in millions, except per share figures)

(in millions, except per share)	2020	2019	2018
Net sales	$3,964.2	$3,802.1	$3,808.7
Cost of goods sold	2,580.0	2,492.4	2,470.8
Restructuring and related charges	14.3	2.8	3.6
Gross profit	1,369.9	1,306.9	1,334.3
Selling	614.5	600.5	607.2
General and administrative	337.8	354.6	335.8
Research and development	41.8	43.5	44.6
Restructuring and related charges	58.3	62.9	72.0
Transaction related charges	23.1	21.8	30.2
Loss on assets held for sale	26.8	—	—
Write-off from impairment of goodwill	—	116.0	—
Write-off from impairment of intangible assets	24.2	35.4	20.3
Total operating expenses	1,126.5	1,234.7	1,110.1
Operating income	243.4	72.2	224.2
Interest expense	144.5	222.1	264.0
Gain from extinguishment of Salus CLO debt	(76.2)	—	—
Other non-operating expense (income), net	19.7	43.9	(4.1)
Income (loss) from continuing operations before income taxes	155.4	(193.8)	(35.7)
Income tax expense (benefit)	70.9	(7.1)	(462.7)
Net income (loss) from continuing operations	84.5	(186.7)	427.0
Income from discontinued operations, net of tax	14.0	682.5	445.0
Net income	98.5	495.8	872.0
Net income attributable to non-controlling interest	0.7	1.3	103.7
Net income attributable to controlling interest	$97.8	$494.5	$768.3
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$83.8	$(188.0)	$356.5
Net income from discontinued operations attributable to controlling interest	14.0	682.5	411.8
Net income attributable to controlling interest	$97.8	$494.5	$768.3
Earnings Per Share
Basic earnings per share from continuing operations	$1.88	$(3.71)	$9.64
Basic earnings per share from discontinued operations	0.31	13.47	11.15
Basic earnings per share	$2.19	$9.76	$20.79
Diluted earnings per share from continuing operations	$1.87	$(3.71)	$9.62
Diluted earnings per share from discontinued operations	0.31	13.47	11.12
Diluted earnings per share	$2.18	$9.76	$20.74
Dividend per share	$1.68	$1.68	$0.42
Weighted Average Shares Outstanding
Basic	44.7	50.7	36.9
Diluted	44.9	50.7	37.0
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
Years ended September 30, 2020, 2019 and 2018
(in millions)

(in millions)	2020	2019	2018
Net income	$98.5	$495.8	$872.0
Other comprehensive income
Foreign currency translation loss	(18.5)	(30.8)	(45.8)
Deferred tax effect	0.1	(4.7)	7.9
Deferred tax valuation allowance	—	—	(0.2)
Net unrealized loss on foreign currency translation	(18.4)	(35.5)	(38.1)
Unrealized gain (loss) on derivative instruments
Unrealized (loss) gain on hedging activity before reclassification	(6.2)	12.6	10.2
Net reclassification for (gain) loss to income from continuing operations	(5.0)	(11.1)	8.5
Net reclassification for loss (gain) to income from discontinued operations	—	0.5	(1.6)
Unrealized (loss) gain on hedging instruments after reclassification	(11.2)	2.0	17.1
Deferred tax effect	11.7	(5.4)	(7.1)
Net unrealized gain (loss) on hedging derivative instruments	0.5	(3.4)	10.0
Defined benefit pension (loss) gain
Defined benefit pension loss before reclassification	(5.2)	(27.6)	(3.0)
Net reclassification for loss to income from continuing operations	4.3	2.0	4.6
Net reclassification for loss to income from discontinued operations	—	0.2	0.7
Defined benefit pension (loss) gain after reclassification	(0.9)	(25.4)	2.3
Deferred tax effect	(0.3)	4.1	1.5
Net defined benefit pension (loss) gain	(1.2)	(21.3)	3.8
Unrealized investment gain
Unrealized investment gain before reclassification	—	—	26.0
Net reclassification for gain to income from discontinued operations	—	—	(6.3)
Unrealized gain on investments after reclassification	—	—	19.7
Adjustments to intangible assets	—	—	(0.9)
Deferred tax effect	—	—	(6.7)
Net unrealized gain on investments	—	—	12.1
Deconsolidation of discontinued operations and assets held for sale	8.1	21.9	(445.9)
Net change to derive comprehensive loss for the periods	(11.0)	(38.3)	(458.1)
Comprehensive income	87.5	457.5	413.9
Comprehensive income (loss) attributable to non-controlling interest	0.4	(0.5)	(2.8)
Comprehensive income attributable to controlling interest	$87.1	$458.0	$416.7
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Shareholders’ Equity
Years ended September 30, 2020, 2019 and 2018
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balance at September 30, 2017	200.6	$2.0	$1,372.9	$(925.9)	$309.0	$—	$758.0	$1,188.9	$1,946.9
Net income from continuing operations	—	—	—	356.5	—	—	356.5	70.5	427.0
Income from discontinued operations, net of tax	—	—	—	411.8	—	—	411.8	33.2	445.0
Other comprehensive loss, net of tax	—	—	—	—	(9.4)	—	(9.4)	(2.8)	(12.2)
Sale and deconsolidation of HRG - Insurance Operations	—	—	—	—	(445.9)	—	(445.9)	(446.4)	(892.3)
Purchase of subsidiary stock	—	—	(117.3)	—	(5.7)	—	(123.0)	(165.0)	(288.0)
Exercise of stock options and warrants	2.6	—	20.7	—	—	—	20.7	—	20.7
Restricted stock issued and related tax withholdings	—	—	(6.7)	—	—	—	(6.7)	(2.7)	(9.4)
Share based compensation	—	—	3.7	—	—	—	3.7	(0.4)	3.3
Dividend paid to common shareholders	—	—	—	(22.5)	—	—	(22.5)	—	(22.5)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(28.6)	(28.6)
Reverse stock split adjustment	(170.4)	(1.7)	1.7	—	—	—	—	—	—
Spectrum Merger share exchange	20.6	0.2	721.7	—	(83.8)	—	638.1	(638.4)	(0.3)
Balances at September 30, 2018	53.4	0.5	1,996.7	(180.1)	(235.8)	—	1,581.3	8.3	1,589.6
Net (loss) income from continuing operations	—	—	—	(188.0)	—	—	(188.0)	1.3	(186.7)
Income from discontinued operations, net of tax	—	—	—	682.5	—	—	682.5	—	682.5
Sale and deconsolidation of discontinued operations	—	—	—	—	21.9	—	21.9	—	21.9
Other comprehensive loss, net of tax	—	—	—	—	(59.7)	—	(59.7)	(0.5)	(60.2)
Treasury stock repurchases	(4.9)	—	—	—	—	(268.5)	(268.5)	—	(268.5)
Restricted stock issued and related tax withholdings	0.3	—	2.1	(0.2)	—	7.6	9.5	—	9.5
Share based compensation	—	—	32.3	—	—	—	32.3	—	32.3
Dividend paid to common shareholders	—	—	—	(87.3)	—	—	(87.3)	—	(87.3)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(1.1)	(1.1)
Cumulative adjustment for adoption of new accounting standards	—	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Balances at September 30, 2019	48.8	0.5	2,031.1	223.8	(273.6)	(260.9)	1,720.9	8.0	1,728.9
Net income from continuing operations	—	—	—	83.8	—	—	83.8	0.7	84.5
Income from discontinued operations, net of tax	—	—	—	14.0	—	—	14.0	—	14.0
Sale and deconsolidation of assets held for sale	—	—	—	—	8.1	—	8.1	—	8.1
Other comprehensive (loss) income, net of tax	—	—	—	—	(19.5)	—	(19.5)	0.4	(19.1)
Treasury stock repurchases	(4.2)	—	—	—	—	(239.8)	(239.8)	—	(239.8)
Accelerated share repurchase final settlement	(2.0)	—	(0.2)	—	—	(124.8)	(125.0)	—	(125.0)
Restricted stock issued and related tax withholdings	0.5	—	(14.2)	—	—	19.0	4.8	—	4.8
Share based compensation	—	—	37.6	—	—	—	37.6	—	37.6
Dividend paid to common shareholders	—	—	—	(77.4)	—	—	(77.4)	—	(77.4)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(0.8)	(0.8)
Cumulative adjustment for adoption of new accounting standards (Note 2)	—	—	—	(0.3)	0.3	—	—	—	—
Balances at September 30, 2020	43.1	$0.5	$2,054.3	$243.9	$(284.7)	$(606.5)	$1,407.5	$8.3	$1,415.8
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years ended September 30, 2020, 2019 and 2018
(in millions)

(in millions)	2020	2019	2018
Cash flows from operating activities
Net income	$98.5	$495.8	$872.0
Income from discontinued operations, net of tax	14.0	682.5	445.0
Net income (loss) from continuing operations	84.5	(186.7)	427.0
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	148.5	180.8	125.3
Share based compensation	37.7	49.2	11.9
Unrealized loss on equity investments held	7.5	12.1	—
Realized loss on equity investments sold	9.3	—	—
Loss on assets held for sale	26.8	—	—
Write-off from impairment of goodwill	—	116.0	—
Write-off from impairment of intangible assets	24.2	35.4	20.3
Amortization of debt issuance costs and debt discount	6.4	9.9	19.6
Write-off of unamortized discount and debt issuance costs	1.1	38.3	—
Gain from extinguishment of Salus CLO debt	(76.2)	—	—
Purchase accounting inventory adjustment	—	—	0.8
GPC safety recall inventory write-off	—	—	4.1
Dividends from subsidiaries classified as discontinued operations	—	—	3.1
Deferred tax expense (benefit)	46.8	(6.5)	(556.5)
Net changes in operating assets and liabilities
Receivables	(143.3)	(70.6)	21.4
Inventories	(5.9)	26.7	(9.2)
Prepaid expenses and other current assets	18.0	(3.1)	22.3
Accounts payable and accrued liabilities	125.0	(161.3)	65.7
Other	(20.3)	43.3	(38.7)
Net cash provided by operating activities from continuing operations	290.1	83.5	117.1
Net cash provided (used) by operating activities from discontinued operations	0.2	(82.4)	226.2
Net cash provided by operating activities	290.3	1.1	343.3
Cash flows from investing activities
Purchases of property, plant and equipment	(61.0)	(58.4)	(75.9)
Proceeds from disposal of property, plant and equipment	4.2	2.1	4.2
Proceeds from sale of assets held for sale	29.0	—	—
Proceeds from sale of discontinued operations, net of cash	3.6	2,859.5	1,546.8
Business acquisitions, net of cash acquired	(16.9)	—	—
Proceeds from sale of equity investment	147.1	—	—
Other investing activity	2.3	(0.3)	(0.5)
Net cash provided by investing activities from continuing operations	108.3	2,802.9	1,474.6
Net cash used by investing activities from discontinued operations	—	(5.3)	(201.9)
Net cash provided by investing activities	108.3	2,797.6	1,272.7

(in millions)	2020	2019	2018
Cash flows from financing activities
Payment of debt, including premium on extinguishment	$(135.5)	$(2,649.9)	$(1,075.9)
Proceeds from issuance of debt	300.0	300.0	19.6
Payment of debt issuance costs	(11.5)	(4.1)	(0.4)
Treasury stock purchases	(239.8)	(268.5)	—
Accelerated share repurchase	(125.0)	—	—
Purchases of subsidiary stock, net	—	—	(288.0)
Dividends paid to shareholders	(75.2)	(85.5)	(22.4)
Dividends paid by subsidiary to non-controlling interest	(0.8)	(1.1)	(28.6)
Share based award tax withholding payments, net of proceeds upon vesting	(12.6)	(4.4)	(24.3)
Payment of contingent consideration	(197.0)	(8.9)	(6.4)
Other financing activities, net	0.3	—	20.7
Net cash used by financing activities from continuing operations	(497.1)	(2,722.4)	(1,405.7)
Net cash (used) provided by financing activities from discontinued operations	—	(2.2)	110.4
Net cash used by financing activities	(497.1)	(2,724.6)	(1,295.3)
Effect of exchange rate changes on cash and cash equivalents	5.1	(8.4)	(7.0)
Net change in cash, cash equivalents and restricted cash	(93.4)	65.7	313.7
Net change in cash, cash equivalents and restricted cash in discontinued operations	—	—	37.7
Net change in cash, cash equivalents and restricted cash in continuing operations	(93.4)	65.7	276.0
Cash, cash equivalents, and restricted cash, beginning of period	627.1	561.4	285.4
Cash, cash equivalents, and restricted cash, end of period	$533.7	$627.1	$561.4
Supplemental disclosure of cash flow information
Cash paid for interest	$127.1	$208.1	$314.1
Cash paid for taxes	$42.1	$53.9	$53.8
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$5.3	$3.5	$4.5
Non cash financing activities
Issuance of shares through stock compensation plan	$39.6	$30.8	$63.7
See accompany notes to the consolidated financial statements.

SB/RH Holdings, LLC
Consolidated Statements of Financial Position
September 30, 2020 and 2019
(in millions)

(in millions)	2020	2019
Assets
Cash and cash equivalents	$527.6	$621.9
Trade receivables, net	501.1	356.7
Other receivables	155.2	140.1
Inventories	557.7	548.4
Prepaid expenses and other current assets	63.5	53.5
Total current assets	1,805.1	1,720.6
Property, plant and equipment, net	396.5	452.9
Operating lease assets	103.8	—
Investments	66.9	230.8
Deferred charges and other	48.3	51.7
Goodwill	1,332.0	1,328.1
Intangible assets, net	1,431.7	1,507.1
Total assets	$5,184.3	$5,291.2
Liabilities and Shareholder's Equity
Current portion of long-term debt	$15.3	$136.9
Accounts payable	557.5	463.8
Accrued wages and salaries	95.0	72.0
Accrued interest	38.5	29.3
Indemnification payable to Energizer	33.0	230.8
Income tax payable	7.3	238.7
Other current liabilities	195.7	182.7
Total current liabilities	942.3	1,354.2
Long-term debt, net of current portion	2,461.0	2,139.1
Long-term operating lease liabilities	88.8	—
Deferred income taxes	288.7	251.4
Other long-term liabilities	138.3	111.8
Total liabilities	3,919.1	3,856.5
Commitments and contingencies (Note 20)
Shareholder's equity
Other capital	2,154.1	2,113.3
Accumulated deficit	(614.2)	(414.7)
Accumulated other comprehensive loss, net of tax	(284.6)	(273.5)
Total shareholder's equity	1,255.3	1,425.1
Noncontrolling interest	9.9	9.6
Total equity	1,265.2	1,434.7
Total liabilities and equity	$5,184.3	$5,291.2
See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Income
Years ended September 30, 2020, 2019 and 2018
(in millions)

(in millions)	2020	2019	2018
Net Sales	$3,964.2	$3,802.1	$3,808.7
Cost of goods sold	2,580.0	2,492.4	2,470.8
Restructuring and related charges	14.3	2.8	3.6
Gross profit	1,369.9	1,306.9	1,334.3
Selling	614.5	600.5	607.2
General and administrative	330.9	349.8	257.7
Research and development	41.8	43.5	44.6
Restructuring and related charges	58.3	62.9	72.0
Transaction related charges	23.1	21.8	30.2
Loss on assets held for sale	26.8	—	—
Write-off from impairment of goodwill	—	116.0	—
Write-off from impairment of intangible assets	24.2	35.4	20.3
Total operating expenses	1,119.6	1,229.9	1,032.0
Operating income	250.3	77.0	302.3
Interest expense	144.0	162.0	167.0
Other non-operating expense, net	19.7	44.2	5.2
Income (loss) from continuing operations before income taxes	86.6	(129.2)	130.1
Income tax expense (benefit)	58.1	10.7	(76.8)
Net income (loss) from continuing operations	28.5	(139.9)	206.9
Income (loss) from discontinued operations, net of tax	14.0	682.5	(24.0)
Net income	42.5	542.6	182.9
Net income attributable to non-controlling interest	0.7	1.3	1.4
Net income attributable to controlling interest	$41.8	$541.3	$181.5
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$27.8	$(141.2)	$205.5
Net income (loss) from discontinued operations attributable to controlling interest	14.0	682.5	(24.0)
Net income attributable to controlling interest	$41.8	$541.3	$181.5
See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Comprehensive Income
Years ended September 30, 2020, 2019 and 2018
(in millions)

(in millions)	2020	2019	2018
Net income	$42.5	$542.6	$182.9
Other comprehensive income
Foreign currency translation loss	(18.5)	(30.8)	(45.8)
Deferred tax effect	0.1	(4.7)	7.9
Deferred tax valuation allowance	—	—	(0.2)
Net unrealized loss on foreign currency translation	(18.4)	(35.5)	(38.1)
Unrealized gain (loss) on derivative instruments
Unrealized (loss) gain on hedging activity before reclassification	(6.2)	12.6	10.2
Net reclassification for (gain) loss to income from continuing operations	(5.0)	(11.1)	8.5
Net reclassification for loss (gain) to income from discontinued operations	—	0.5	(1.6)
Unrealized (loss) gain on hedging instruments after reclassification	(11.2)	2.0	17.1
Deferred tax effect	11.7	(5.4)	(7.1)
Net unrealized gain (loss) on hedging derivative instruments	0.5	(3.4)	10.0
Defined benefit pension (loss) gain
Defined benefit pension loss before reclassification	(5.2)	(27.6)	(3.0)
Net reclassification for loss to income from continuing operations	4.3	2.0	2.5
Net reclassification for loss to income from discontinued operations	—	0.2	0.7
Defined benefit pension (loss) gain after reclassification	(0.9)	(25.4)	0.2
Deferred tax effect	(0.3)	4.1	1.5
Net defined benefit pension (loss) gain	(1.2)	(21.3)	1.7
Deconsolidation of discontinued operations and assets held for sale	8.1	21.9	—
Net change to derive comprehensive loss for the period	(11.0)	(38.3)	(26.4)
Comprehensive income	31.5	504.3	156.5
Comprehensive income (loss) attributable to non-controlling interest	0.4	(0.5)	(0.3)
Comprehensive income attributable to controlling interest	$31.1	$504.8	$156.8
See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Shareholder’s Equity
Years ended September 30, 2020, 2019 and 2018
(in millions)

(in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2017	$2,079.0	$(42.8)	$(209.6)	$1,826.6	$8.8	$1,835.4
Net income from continuing operations	—	205.5	—	205.5	1.4	206.9
Loss from discontinued operations, net of tax	—	(24.0)	—	(24.0)	—	(24.0)
Other comprehensive loss, net of tax	—	—	(26.1)	(26.1)	(0.3)	(26.4)
Restricted stock issued and related tax withholdings	(5.0)	—	—	(5.0)	—	(5.0)
Share based compensation	(1.0)	—	—	(1.0)	—	(1.0)
Dividends paid to parent	—	(374.2)	—	(374.2)	—	(374.2)
Balances at September 30, 2018	2,073.0	(235.5)	(235.7)	1,601.8	9.9	1,611.7
Net (loss) income from continuing operations	—	(141.2)	—	(141.2)	1.3	(139.9)
Income from discontinued operations, net of tax	—	682.5	—	682.5	—	682.5
Sale and deconsolidation of discontinued operations	—	—	21.9	21.9	—	21.9
Other comprehensive loss, net of tax	—	—	(59.7)	(59.7)	(0.5)	(60.2)
Restricted stock issued and related tax withholdings	9.6	—	—	9.6	—	9.6
Share based compensation	30.7	—	—	30.7	—	30.7
Dividends paid to parent	—	(717.4)	—	(717.4)	—	(717.4)
Dividend paid by subsidiary to NCI	—	—	—	—	(1.1)	(1.1)
Cumulative adjustment for adoption of new accounting standards	—	(3.1)	—	(3.1)	—	(3.1)
Balances at September 30, 2019	2,113.3	(414.7)	(273.5)	1,425.1	9.6	1,434.7
Net income from continuing operations	—	27.8	—	27.8	0.7	28.5
Income from discontinued operations, net of tax	—	14.0	—	14.0	—	14.0
Sale and deconsolidation of discontinued operations	—	—	8.1	8.1	—	8.1
Other comprehensive (loss) income, net of tax	—	—	(19.5)	(19.5)	0.4	(19.1)
Restricted stock issued and related tax withholdings	4.5	—	—	4.5	—	4.5
Share based compensation	36.3	—	—	36.3	—	36.3
Dividends paid to parent	—	(241.0)	—	(241.0)	—	(241.0)
Dividend paid by subsidiary to NCI	—	—	—	—	(0.8)	(0.8)
Cumulative adjustment for adoption of new accounting standards (Note 2)	—	(0.3)	0.3	—	—	—
Balances at September 30, 2020	$2,154.1	$(614.2)	$(284.6)	$1,255.3	$9.9	$1,265.2
See accompanying notes to the consolidated financial statements.

SB/RH Holdings, LLC
Consolidated Statements of Cash Flows
Years ended September 30, 2020, 2019 and 2018
(in millions)

(in millions)	2020	2019	2018
Cash flows from operating activities
Net income	$42.5	$542.6	$182.9
Income (loss) from discontinued operations, net of tax	14.0	682.5	(24.0)
Net income (loss) from continuing operations	28.5	(139.9)	206.9
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	148.5	180.8	124.6
Share based compensation	36.4	47.6	8.8
Unrealized loss on equity investments held	7.5	12.1	—
Realized loss on equity investments sold	9.3	—	—
Loss on assets held for sale	26.8	—	—
Write-off from impairment of goodwill	—	116.0	—
Write-off from impairment of intangible assets	24.2	35.4	20.3
Amortization of debt issuance costs and debt discount	5.5	6.4	8.9
Write-off of unamortized discount and debt issuance costs	1.1	14.4	—
Purchase accounting inventory adjustment	—	—	0.8
GPC safety recall inventory write-off	—	—	4.1
Deferred tax expense (benefit)	34.0	11.3	(170.9)
Net changes in operating assets and liabilities
Receivables	(171.1)	(92.9)	(29.7)
Inventories	(5.9)	26.7	(9.2)
Prepaid expenses and other	18.0	(3.5)	22.3
Accounts payable and accrued liabilities	(70.3)	(156.6)	69.5
Other	(12.5)	39.4	(32.7)
Net cash provided by operating activities from continuing operations	80.0	97.2	223.7
Net cash provided (used) by operating activities from discontinued operations	0.2	(82.4)	128.8
Net cash provided by operating activities	80.2	14.8	352.5
Cash flows from investing activities
Purchases of property, plant and equipment	(61.0)	(58.4)	(75.9)
Proceeds from disposal of property, plant and equipment	4.2	2.1	4.2
Proceeds from sale of assets held for sale	29.0	—	—
Proceeds from sale of discontinued operations, net of cash	3.6	2,859.5	—
Business acquisitions, net of cash acquired	(16.9)	—	—
Proceeds from sale of equity investment	147.1	—	—
Other investing activities	2.3	(0.3)	(0.5)
Net cash provided (used) by investing activities from continuing operations	108.3	2,802.9	(72.2)
Net cash used by investing activities from discontinued operations	—	(5.3)	(27.0)
Net cash provided (used) by investing activities	108.3	2,797.6	(99.2)
Cash flows from financing activities
Payment of debt, including premium on extinguishment	(135.5)	(2,262.7)	(69.3)
Proceeds from issuance of debt	300.0	300.0	539.6
Payment of debt issuance costs	(11.5)	(4.1)	(0.4)
Payment of cash dividends to parent	(241.0)	(717.4)	(374.2)
Dividends paid by subsidiary to non-controlling interest	(0.8)	(1.1)	—
Payment of contingent consideration	(197.0)	(8.9)	(6.4)
Net cash (used) provided by financing activities from continuing operations	(285.8)	(2,694.2)	89.3
Net cash used by financing activities from discontinued operations	—	(2.2)	(4.8)
Net cash (used) provided by financing activities	(285.8)	(2,696.4)	84.5
Effect of exchange rate changes on cash and cash equivalents	5.1	(8.4)	(7.0)
Net change in cash, cash equivalents and restricted cash	(92.2)	107.6	330.8
Cash, cash equivalents, and restricted cash, beginning of period	621.9	514.3	183.5
Cash, cash equivalents, and restricted cash, end of period	$529.7	$621.9	$514.3
Supplemental disclosure of cash flow information
Cash paid for interest	$127.1	$179.9	$208.4
Cash paid for taxes	$42.1	$53.9	$53.8
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$5.3	$3.5	$4.5
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
This report is a combined report of Spectrum Brands Holdings, Inc. (“SBH”) and SB/RH Holdings, LLC (“SB/RH”) (collectively, the “Company”). The notes to the consolidated financial statements that follow include both consolidated SBH and SB/RH Notes, unless otherwise indicated below.

NOTE 1 - DESCRIPTION OF BUSINESS
The Company is a diversified global branded consumer products company.  We manage the businesses in four vertically integrated, product-focused segments: (i) Hardware & Home Improvement (“HHI”), (ii) Home and Personal Care (“HPC”), (iii) Global Pet Care (“GPC”), and (iv) Home and Garden (“H&G”).  The Company manufactures, markets and/or distributes its products globally in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), and construction companies. We enjoy strong name recognition in our regions under our various brands and patented technologies across multiple product categories.  Global and geographic strategic initiatives and financial objectives are determined at the corporate level.  Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president or general manager responsible for sales and marketing initiatives and the financial results for all product lines within that segment. See Note 21 – Segment Information for more information pertaining to segments of continuing operations.  The following is an overview of the consolidated business, by segment, summarizing product types and brands:

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
Security: Kwikset®, Weiser®, Baldwin®, Tell Manufacturing®, and EZSET® Plumbing & Accessories: Pfister® Builders' Hardware: National Hardware®, FANAL®
HPC
Home Appliances: Small kitchen appliances including toaster ovens, coffeemakers, slow cookers, blenders, hand mixers, grills, food processors, juicers, toasters, irons, kettles, and breadmakers.
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
SB/RH is a wholly owned subsidiary of SBH.. Spectrum Brands, Inc. (“SBI”), a wholly-owned subsidiary of SB/RH incurred certain debt guaranteed by SB/RH and domestic subsidiaries of SBI. See Note 12 - Debt for more information pertaining to debt.  The reportable segments of SB/RH are consistent with the segments of SBH.

SPECTRUM BRANDS HOLDINGS INC.
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
The Company’s fiscal year ends September 30 and reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. For the year ended September 30, 2020, the fiscal quarters were comprised of the three months ended December 29, 2019, March 29, 2020, June 28, 2020 and September 30, 2020.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Property, plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset; such amortization is included in depreciation expense. See Note 10 - Property, plant and equipment for further detail. The Company uses accelerated depreciation methods for income tax purposes. Useful lives for property, plant and equipment are as follows:

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
Long-lived fixed assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows generated did not exceed the carrying value of the respective asset group. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended September 30, 2020, the Company recognized a triggering event for the sale of its dog and cat food ("DCF") production facility and distribution center in Coevorden, Netherlands on March 29, 2020, resulting in a loss on assets held for sale, including property, plant and equipment associated with the operations that were sold. See Note 3 - Divestitures, for further detail.
Goodwill
Goodwill reflects the excess of acquisition cost over the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized, but instead is assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified. Goodwill has been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit. Our reporting units are consistent with our segments. See Note 21 - Segment Information for further discussion.
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

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
Intangible Assets
Intangible assets are recorded at cost or at estimated fair value if acquired in a business combination. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives. The range and weighted average useful lives for definite-lived intangibles assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	5 - 20 years	18.5 years
Technology assets	5 - 18 years	11.7 years
Tradenames	5 - 13 years	10.5 years
Definite-lived intangible assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. If indicators of potential impairment are identified, the Company performs an undiscounted cash flow analysis to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset did not exceed the carrying value of the respective asset group. If impairment is determined to exist, any related impairment loss is calculated based on fair value. During the year ended September 30, 2020, the Company recognized a triggering event for the sale of its DCF production facility and distribution center in Coevorden, Netherlands on March 29, 2020, resulting in a $7.6 million impairment loss recognized on definite-lived intangible assets due to the incremental cash flow risk associated with the commercial DCF business following the divestiture, which consisted of the remaining carrying cost of the definite lived intangibles assets associated with the commercial DCF business. See Note 3 - Divestitures, for further detail.
Certain trade name intangible assets have an indefinite life and are not amortized, but instead are assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter of its fiscal year. In applying the impairment test, the Company completes what is referred to as the "Step 0" analysis, which involves evaluating qualitative factors including macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance. If our "Step 0" analysis indicates it is more likely than not that the fair value is less than the carrying amounts we would perform a quantitative impairment test. The quantitative impairment analysis of indefinite lived intangible assets compares the estimated fair value of the identified trade names to their carrying value to determine if potential impairment exists. If the fair value is less than the carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. See Note 11 - Goodwill and Intangible Assets for further detail.
Assets Held for Sale and Discontinued Operations
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is sold and classified as held for sale, in accordance with the criteria of Accounting Standard Codification (“ASC”) Topic 205 Presentation of Financial Statements and ASC Topic 360 Property, Plant and Equipment (“ASC 360”). Assets and liabilities of a business classified as held for sale are recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale. The results of discontinued operations are reported in Income From Discontinued Operations, Net of Tax in the accompanying Consolidated Statements of Income for the current and prior periods commencing in the period in which the business meets the criteria, and includes any gain or loss recognized on closing, or adjustment of the carrying amount to fair value less cost to sell. Transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale. If a business is classified as held for sale after the balance sheet date but before the financial statements are issued or are available to be issued, the business continues to be classified as held and used in those financial statements when issued or when available to be issued. See Note 3 - Divestitures for further detail
Debt Issuance Costs
Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the lives of the related debt agreements. Debt issuance costs for SBH were $36.5 million and $33.0 million as of September 30, 2020 and 2019, respectively, and $36.5 million and $31.5 million for SB/RH as of September 30, 2020 and 2019, respectively. Debt issuance costs are included in Long Term Debt, Net of Current Portion in the Consolidated Statements of Financial Position. Amortization of debt issuance costs is recognized as Interest Expense in the Consolidated Statements of Income. See Note 12 - Debt for further detail.
Financial Instruments
Derivative financial instruments are used by the Company principally in the management of its foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Derivative assets and liabilities are reported at fair value in the Consolidated Statements of Financial Position. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. Depending on the nature of derivatives designated as hedging instruments, changes in fair value are either offset against the change in fair value of the hedged assets or liability through earnings, or recognized in equity through other comprehensive income until the hedged item is recognized. Pursuant to the adoption of ASU 2017-12 on October 1, 2019, for derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, the entire change in the fair value of the hedging instrument is recorded as a component of Accumulated Other Comprehensive (Loss) Income (“AOCI”) in Stockholders’ Equity. Those amounts are subsequently reclassified to earnings in the same line item in the Consolidated Statement of Income as impacted by the hedge item when the hedged item affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For derivatives that do not qualify for hedge accounting treatment, the change in the fair value is recognized in earnings. See Note 14 - Derivatives for further detail.
Treasury Stock
Treasury stock purchases are stated at cost and presented as a separate reduction of equity.

SPECTRUM BRANDS HOLDINGS INC.
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
Revenue Recognition
The Company applies the guidance codified in Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which was adopted on October 1, 2018 using the modified retrospective method of the adoption. The following are changes to the Company’s revenue recognition accounting policies from those previously disclosed in Note 2 – Significant Accounting Policies and Practices to the Company’s Annual Report on Form 10-K for year ended September 30, 2018 and Form 8-K issued on April 5, 2019.
Product Sales
Our customers mostly consist of retailers, wholesalers and distributors, and construction companies with the intention to sell and distribute to an end consumer. The Company recognizes revenue from the sale of products upon transfer of control to the customer. For the majority of our product sales, the transfer of control is recognized when we ship the product from our facilities to the customer. Timing of revenue recognition for a majority of the Company’s sales continues to be consistent. Before the adoption of Topic 606 on October 1, 2018, the Company deferred recognition of revenue if title and risk of loss were retained upon shipment, but the customer arranged and paid for freight such that they had physical possession and control. Under Topic 606, the Company recognizes revenue at the time of shipment for these transactions. This change did not have a material impact on the Company’s adoption of the new standard or comparability to revenue in prior periods.
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
Product Returns
In the normal course of business, the Company may allow customers to return product per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to receive. For the anticipated value of the returns, the adoption of Topic 606 resulted in the recognition of a return asset included in the Prepaid Expenses and Other Current Assets and the returns liability recognized in Other Current Liabilities. The Company recognized an expected returns liability of $23.1 million and $19.2 million as of September 30, 2020 and 2019, respectively, most of which the Company does not expect or anticipate a returned asset. Prior to the adoption of Topic 606, the reserve for product returns was recognized net of anticipated value of returned product as a reduction to Trade Receivable, Net on the Company’s Consolidated Statement of Financial Position.

SPECTRUM BRANDS HOLDINGS INC.
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
See Note 6 – Revenue Recognition for further detail.
Shipping and Handling Costs
Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities. Shipping and handling costs were $258.1 million, $253.7 million and $251.2 million during the years ended September 30, 2020, 2019 and 2018, respectively. The Company accounts for shipping and handling activities, which occur after control of the related goods transfers, as fulfillment activities instead of assessing such activities as performance obligations. Shipping and handling costs are included in Selling Expenses in the Consolidated Statements of Income.
Advertising Costs
Advertising costs include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements and are expensed as incurred. The Company incurred advertising costs of $49.8 million, $34.2 million and $26.0 million during the years ended September 30, 2020, 2019 and 2018, respectively. Advertising costs are included in Selling Expenses in the Company’s Consolidated Statements of Income.
Research and Development Costs
Research and development costs are charged to expense in the period they are incurred.
Environmental Expenditures
Environmental expenditures that relate to current operations or to conditions caused by past operations are expensed or capitalized as appropriate. The Company determines its liability for environmental matters on a site-by-site basis and records a liability at the time when it is probable that a liability has been incurred and such liability can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers. Estimated environmental remediation expenditures are included in the determination of the net realizable value recorded for assets held for sale. See Note 20 - Commitments and Contingencies for further detail.
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

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
Transaction related charges
Transaction related charges consist of transaction costs from (1) qualifying acquisition transactions associated with the completion of the purchase of net assets or equity interest of a business such as a business combination, equity investment, joint venture or purchase of non-controlling interest; (2) subsequent integration related project costs directly associated with an acquired business including costs for integration of acquired operations into the Company’s shared service platforms, termination of redundant positions and locations, employee transition costs, integration related professional fees and other post business combination expenses; and (3) divestiture support and separation costs consisting of incremental costs incurred by the continuing operations after completion of the transaction to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction. Divestiture-related charges prior to completion of the transaction are recognized as a component of Income from Discontinued Operations, net of tax. Transaction costs include, but are not limited to, banking, advisory, legal, accounting, valuation, and other professional fees directly related to the respective transactions. Additionally, transaction related charges include costs attributable to the plan to market and sell the HPC operations that was subsequently classified as continuing operations for all periods presented. The following table summarizes transaction related charges incurred by the Company during the years ended September 30, 2020, 2019 and 2018:

(in millions)	2020	2019	2018
Coevorden operations divestiture	$5.5	$—	$—
GBL post divestiture separation	10.2	9.5	—
HPC divestiture	3.9	7.3	14.9
PetMatrix integration	—	—	4.9
Omega Sea acquisition	1.6	—	—
Other integration	1.9	5.0	10.4
Total transaction-related charges	$23.1	$21.8	$30.2
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
Foreign currency transaction gains and losses for transactions denominated in a currency other than the functional currency are reported in Other Non-Operating Expense, Net in the Consolidated Statements of Income in the period they occur. Exchange losses on foreign currency transactions were $10.7 million, $41.2 million, and $7.1 million for the years ended September 30, 2020, 2019 and 2018, respectively.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
Correction of immaterial error
During the fiscal third quarter of the year ended September 30, 2020, the Company identified an out of period error in Income from Discontinued Operations, net of tax, of $22.6 million as part of the return-to-provision adjustments. These adjustments correct an error in computing the tax on the gain on sale included in the year end tax provision for discontinued operations recognized in the fiscal year ended September 30, 2019. The Company has concluded that the misstatements are not material to the consolidated financial statements. The Company has updated the Consolidated Statement of Financial Position and Consolidated Statements of Income as of and for the year ended September 30, 2019 within this filing to reflect the corrected numbers as follows:

	September 30, 2019
SBH (in millions)	As reported	Adjustment	As Adjusted
Deferred charges and other	$51.7	$15.5	$67.2
Total assets	5,230.5	15.5	5,246.0
Other current liabilities	216.0	(1.8)	214.2
Current liabilities	1,141.9	(1.8)	1,140.1
Deferred income taxes	55.9	(5.3)	50.6
Total liabilities	3,524.2	(7.1)	3,517.1
Accumulated earnings	201.2	22.6	223.8
Total shareholders' equity	1,698.3	22.6	1,720.9
Total equity	1,706.3	22.6	1,728.9
Total liabilities and equity	5,230.5	15.5	5,246.0

	September 30, 2019
SB/RH (in millions)	As reported	Adjustment	As Adjusted
Income tax payable	$240.5	$(1.8)	$238.7
Current liabilities	1,356.0	(1.8)	1,354.2
Deferred income taxes	272.2	(20.8)	251.4
Total liabilities	3,879.1	(22.6)	3,856.5
Accumulated deficit	(437.3)	22.6	(414.7)
Total shareholder's equity	1,402.5	22.6	1,425.1
Total equity	1,412.1	22.6	1,434.7

	September 30, 2019
SBH (in millions, except per share)	As reported	Adjustment	As Adjusted
Income from discontinued operations, net of tax	$659.9	$22.6	$682.5
Net income	473.2	22.6	495.8
Net income from discontinued operations attributable to controlling interest	659.9	22.6	682.5
Net income attributable to controlling interest	471.9	22.6	494.5
Basic earnings per share from discontinued operations	13.02	0.45	13.47
Basic earnings per share	9.31	0.45	9.76
Diluted earnings per share from discontinued operations	13.02	0.45	13.47
Diluted earnings per share	9.31	0.45	9.76

	September 30, 2019
SB/RH (in millions)	As reported	Adjustment	As Adjusted
Income from discontinued operations, net of tax	$659.9	$22.6	$682.5
Net income	520.0	22.6	542.6
Net income from discontinued operations attributable to controlling interest	659.9	22.6	682.5
Net income attributable to controlling interest	518.7	22.6	541.3

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
Newly Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which superseded the lease requirements in ASC 840, Leases. This ASU requires lessees to recognize lease assets and liabilities on the balance sheet, as well as to disclose key information about leasing arrangements. Although the new ASU requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which provided entities with an alternative modified transition method, for which, comparative periods, including the disclosures related to those periods, are not restated. The Company adopted ASU No. 2016-02 and ASU 2018-11 as of October 1, 2019, using a modified retrospective approach, which allowed for the recognition of a cumulative effect of applying the new standard as an adjustment to the opening balance sheet of retained earnings, while continuing to present all prior periods under previous lease accounting guidance. The Company’s adoption of the new standard resulted in the recognition of additional right-of-use (“ROU”) lease assets of $107.5 million and additional lease liabilities of $113.0 million, with no material cumulative effect adjustment to equity as of the date of adoption. The difference between ROU assets and lease liabilities was driven primarily by prepaid lease payments, deferred and accrued lease incentives, and restructuring related accruals that were reclassified to the ROU asset balance as of October 1, 2019. The income tax accounting impact of ASC 842 adoption resulted in recording of deferred tax assets and tax liabilities of $29.7 million as of October 1, 2019. The adoption of the new standard did not have a material impact on the Consolidated Statements of Income and Consolidated Statements of Cash Flows.
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
As most of the Company’s leases do not provide the lease implicit rates, the Company uses its incremental borrowing rates as the discount rate, adjusted as applicable, based on the information available at the lease commencement dates to determine the present value of lease payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur to borrow, on a collateralized basis and in a similar economic environment, over the term of a lease. The Company may use the lease implicit rate, if readily determinable, as the discount rate to determine the present value of lease payments. As of October 1, 2019, the Company used an average discount rate of approximately 4.6%, based on an estimate of the Company’s incremental borrowing rate. See Note 13 – Leases for additional information.
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

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was further updated and clarified by the FASB through issuance of additional related ASUs. Topic 326 introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, which is the first quarter of our fiscal year ending September 30, 2021 for the Company. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements other than requiring enhanced disclosures.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard provides guidance on accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted, which is the year ending September 30, 2021 for the Company. We are currently evaluating the effect of this standard on our Consolidated Financial Statements. The impact will be based on future implementation costs for cloud computing arrangements, which we currently do not expect to have a material impact on our consolidated financial statements and related disclosures.
NOTE 3 – DIVESTITURES
The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the accompanying Consolidated Statement of Income for the years ended September 30, 2020, 2019, and 2018:

(in millions)	2020	2019	2018
Income from discontinued operations before income taxes - GBL	$4.2	$974.9	$21.8
Loss from discontinued operations before income taxes - GAC	(0.1)	(115.7)	(31.9)
Income from discontinued operations before income taxes - HRG Insurance Operations	—	—	476.4
Income from discontinued operations before income taxes	4.1	859.2	466.3
Income tax (benefit) expense from discontinued operations	(9.9)	176.7	21.3
Income from discontinued operations, net of tax	14.0	682.5	445.0
Income from discontinued operations, net of tax attributable to noncontrolling interest	—	—	33.2
Income from discontinued operations, net of tax attributable to controlling interest	$14.0	$682.5	$411.8
During the year ended September 30, 2020, the Company recognized incremental pre-tax gain on sale for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreement.
During the year ended September 30, 2020, the Company recognized an $10.5 million tax benefit to discontinued operations from the return to provision adjustments related to the divestitures of GBL, primarily from changes to US GILTI on the non-US portions of the sold business.
GBL
On January 2, 2019, the Company completed the sale of its GBL business pursuant to the GBL acquisition agreement with Energizer for cash proceeds of $1,956.2 million, resulting in a pre-tax gain on sale of $989.8 million, during the year ended September 30, 2019, including the settlement of customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications under the acquisition agreement and an estimated contingent purchase price adjustment for the settlement of the planned divestiture of the Varta® consumer batteries business by Energizer. The results of operations and gain on sale for disposal of the GBL business were recognized as a component of discontinued operations.
The GBL acquisition agreement provided for a purchase price adjustment that was contingent upon the completion of the divestiture of the Varta® consumer battery, chargers, portable power and portable lighting business in the EMEA region by Energizer, including manufacturing and distribution facilities in Germany. The purchase price adjustment included a potential downward adjustment equal to 75% of the difference between the divestiture sale price and the target sale price of $600 million, not to exceed $200 million, or a potential upward adjustment equal to 25% of the excess purchase price. Effective January 2, 2020, Energizer closed its divestiture of the Varta® consumer batteries business to Varta Aktiengesellschaft (“Varta AG”) with an aggregate purchase price of €180 million and, in accordance with the terms and conditions of the GBL acquisition agreement, the Company was obligated to contribute up to $200 million to Energizer in connection with the sale. The Company settled the outstanding balance with Energizer for $197 million during the year ended September 30, 2020.
The Company and Energizer agreed to indemnify each other for losses arising from certain breaches of the GBL acquisition agreement and for certain other matters. The Company agreed to indemnify Energizer for certain liabilities relating to the assets retained by the Company, and Energizer agreed to indemnify the Company for certain liabilities assumed by Energizer, in each case as described in the acquisition agreement. As of September 30, 2020, the Company has recognized $50.2 million related to indemnifications in accordance with the acquisition agreement, including $33.0 million within Indemnification Payable to Energizer on the Company’s Consolidated Statement of Financial Position primarily attributable to current income tax indemnifications and $17.2 million within Other Long-Term Liabilities on the Company’s Consolidated Statement of Financial Position primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits.
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – DIVESTITURES (continued)
The following table summarizes the components of income from discontinued operations before income taxes associated with the GBL divestiture in the accompanying Consolidated Statements of Operations for the years ended September 30, 2019 and 2018 with the close of the GBL divestiture on January 2, 2019.

(in millions)	2019	2018
Net sales	$249.0	$870.5
Cost of goods sold	164.6	553.2
Gross profit	84.4	317.3
Operating expenses	57.0	241.0
Operating income	27.4	76.3
Interest expense	23.3	53.5
Other non-operating expense, net	0.5	1.0
Gain on sale	(989.8)	—
Reclassification of accumulated other comprehensive income	18.5	—
Income from discontinued operations before income taxes	$974.9	$21.8
Beginning in January 2018, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with GBL, therefore no depreciation and amortization was recognized during the year ended September 30, 2019, before the close of the transaction. For the year ended September 30, 2018, depreciation and amortization expense of $8.3 million, was recognized. Interest expense consists of interest from debt directly held by subsidiaries of the business held for sale, including interest from capital leases, and interest on Term Loans required to be paid down using proceeds received on disposal on sale of a business. The Company paid down the Term Loans after the completion of the GBL divestiture. See Note 12 – Debt for further discussion. No impairment loss was recognized as the proceeds from the disposal of the business were more than the carrying value. During the years ended September 30, 2020 and 2019, the Company recognized adjustments to gain on sale for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreement for the period following the completion of the sale on January 2, 2019.
During the year ended September 30, 2019, the Company incurred transaction costs of $12.9 million associated with the divestiture, which were recognized as a component of income from discontinued operations. During the year ended September 30, 2018, the Company incurred transaction costs of $60.7 million. Transaction costs were expensed as incurred and include fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transaction. After the completion of the divestiture, the Company incurred incremental costs to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction, which have been recognized as Transaction Related Charges as part of continuing operations on the Company’s Consolidated Statement of Income. See Note 2 – Significant Accounting Policies and Practices for further detail.
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
The Company and Energizer agreed to indemnify each other for losses arising from certain breaches of the GAC acquisition agreement and for certain other matters. The Company agreed to indemnify Energizer for certain liabilities relating to the assets retained by the Company, and Energizer agreed to indemnify the Company for certain liabilities assumed by Energizer, in each case as described in the acquisition agreement. As of September 30, 2020, the Company has recognized $1.4 million related to indemnifications in accordance with the acquisition agreement within Other Long-Term Liabilities on the Company’s Consolidated Statement of Financial Position primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits.
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – DIVESTITURES (continued)
The following table summarizes the components of income from discontinued operations before income taxes associated with the GAC divestiture in the accompanying Consolidated Statements of Operations for the years ended September 30, 2019, and 2018, with the close of the GAC divestiture on January 28, 2019:

(in millions)	2019	2018
Net sales	$87.7	$465.6
Cost of goods sold	52.5	284.9
Gross profit	35.2	180.7
Operating expenses	35.7	117.8
Operating (loss) income	(0.5)	62.9
Interest expense	0.7	2.1
Other non-operating expense, net	0.2	0.2
Write-down of assets of business held for sale to fair value less cost to sell	111.0	92.5
Reclassification of accumulated other comprehensive income	3.3	—
Income from discontinued operations before income taxes	$(115.7)	$(31.9)
Beginning in November 2018, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with GAC, resulting in $1.4 million of depreciation and amortization recognized during the year ended September 30, 2019. During the year ended September 30, 2018, the Company recognized depreciation and amortization of $16.3 million. Interest expense consists of interest from debt directly held by subsidiaries of the business held for sale, including interest from capital leases. During the year ended September 30, 2019, the Company recognized a $111.0 million write-down on net assets held for sale associated with the GAC divestiture attributable to the expected fair value to be realized from the sale, net of transaction costs. The impairment was primarily driven by the change in value of stock consideration to be received as a component of the purchase price from Energizer.
During the year ended September 30, 2019, the Company incurred transaction costs of $8.8 million associated with the divestiture which have been recognized as a component of income from discontinued operations on the Consolidated Statements of Income. No transactions costs associated with divestiture were incurred during the year ended September 30, 2018. Transaction costs are expensed as incurred and include fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transactions. After the completion of the divestiture, the Company incurred incremental costs to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction which have been recognized as Transaction Related Charges as part of continuing operations on the Company’s Consolidated Statement of Income. See Note 2 – Significant Accounting Policies and Practices for further detail.
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – DIVESTITURES (continued)
The following table summarizes the components of Income from Discontinued Operations – HRG Insurance Operations, in the accompanying Consolidated Statements of Income for the year ending September 30, 2018:

(in millions)	2018
Revenues
Insurance premiums	$6.8
Net investment income	181.9
Net investment gains	154.8
Other	35.1
Total revenues	378.6
Operating costs and expenses
Benefits and other changes in policy reserves	241.3
Selling, acquisition, operating and general expenses	52.8
Amortization of intangibles	35.8
Total operating costs and expenses	329.9
Operating income	48.7
Interest expense and other	4.0
Write-down of assets of business held for sale to fair value less cost to sell	(14.2)
Reclassification of accumulated other comprehensive income	445.9
Income from discontinued operations before income taxes	$476.4
Upon the completion of the FGL Merger, HRG deconsolidated its ownership interest in FGL, which resulted in the reclassification of $445.9 million of accumulated other comprehensive income attributable from unrealized gains on FGL investment portfolio, net of offsets to income from discontinued operations during the year ended September 30, 2018. Additionally, subsequent to the close of the FGL Merger, the Company recognized a $5.9 million tax benefit allocated to HRG insurance operations discontinued operations during the year ended September 30, 2018, associated with the reversal of valuation allowance realized with the completion of the Spectrum Merger.
Coevorden Operations
On March 29, 2020, the Company completed its sale of the dog and cat food (“DCF”) production facility and distribution center in Coevorden, Netherlands (“Coevorden Operations”) pursuant to an agreement with United Petfood Producers NV (“UPP”) for total cash proceeds of $29.0 million. The divestiture does not constitute a strategic shift for the Company and therefore is not considered discontinued operations. The divestiture of the Coevorden Operations was defined as a disposal of a business and a component of the GPC segment and reporting unit, resulting in the allocation of $10.6 million of GPC goodwill to the disposal group based upon a relative fair-value allocation. The Company realized a loss on assets held for sale of $26.8 million during the year ended September 30, 2020.
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

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – ACQUISITIONS
Omega Sea Acquisition
On March 10, 2020, the Company entered into an asset purchase agreement with Omega Sea, LLC (“Omega”), a manufacturer and marketer of premium fish foods and consumable goods for the home and commercial aquarium markets, primarily consisting of the Omega brand, for a purchase price of approximately $16.9 million. The results of Omega’s operations since March 10, 2020 are included in the Company’s Consolidated Statements of Income and reported within the GPC reporting segment for the year ended September 30, 2020.
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
Immediately prior to the close of the Spectrum Merger, each issued and outstanding share of HRG common stock was, by means of a reverse stock split, combined into a fraction of a share of HRG Common Stock equal to (i) the number of shares of common stock, par value $0.01 per share, of Spectrum Legacy common stock held by HRG and its subsidiaries, adjusted for HRG’s net indebtedness as of closing, certain transaction expenses of HRG that are unpaid as of closing and a $200.0 million upward adjustment, divided by (ii) as of immediately prior to the reverse stock split, the number of outstanding shares of HRG common stock on a fully-diluted basis. Each share of Spectrum Legacy common stock issued and outstanding (other than shares held in treasury of Spectrum Legacy or held by HRG) were converted into the right to receive one share of newly issued HRG common stock and exchanged for HRG common stock. See Note 22 – Earnings Per Share - SBH for further detail on the conversion rate and reverse stock split.
Each restricted stock award, restricted stock unit and performance stock unit granted under an equity plan of Spectrum Legacy, whether vested or unvested, were assumed by SBH and automatically converted into a corresponding equity-based award in SBH with the right to hold or acquire shares of common stock equal to the number of shares of Spectrum Legacy common stock previously underlying such award. Each new award is subject to the same terms and conditions as the corresponding Spectrum Legacy award. SBH assumed all rights and obligations in respect of each equity-based plan of Spectrum Legacy. The modification of the Spectrum Legacy awards to account for the exchange did not result in incremental expense and the recognized shared based compensation expense associated with the awards are based upon the fair value at the original grant date. See Note 19 – Share Based Compensation for further discussion over share based awards.
Prior to the close, each stock option, warrant and restricted stock award granted under an equity-based plan of HRG outstanding and unvested immediately prior to the closing became fully vested and each stock option and warrant became exercisable. Each exercisable award that is unexercised shall be adjusted (including to give effect to the reverse stock split) and shall remain outstanding, subject to the same terms and conditions as applied to the corresponding award. Immediately prior to the reverse stock split, each HRG restricted stock award became fully vested and treated as a share of HRG common stock for purposes of the reverse stock split and the Merger. As a result, there are no unvested HRG equity based awards outstanding and all previously unrecognized stock compensation was recognized effective the date of close. See Note 19 – Share Based Compensation for further discussion over HRG share based awards.
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
During the years ended September 30, 2018, the Company incurred costs of $45.9 million associated with the Spectrum Merger and recognized as General and Administrative Expenses on the Consolidated Statements of Income of SBH.
Armitage Acquisition
On October 26, 2020, the Company completed the acquisition of Armitage Pet Care Ltd ("Armitage") for approximately $187 million. Armitage is a premium pet treats and toys business in Nottingham, United Kingdom including a portfolio of brands that include Armitage's dog treats brand, Good Boy®, and cat treats brand, Meowee!®, among others, that are predominantly sold within the United Kingdom. The net assets and operating results of Armitage will be included in the financial statements subsequent to the balance sheet date of September 30, 2020 and included within the GPC reporting segment for all subsequent periods. Pro forma results have not been presented as the Armitage acquisition is not considered individually significant to the consolidated results of the Company.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 - RESTRUCTURING AND RELATED CHARGES
Global Productivity Improvement Program – During the year ended September 30, 2019, the Company initiated a company-wide, multi-year program, which consists of various restructuring related initiatives to redirect resources and spending to drive growth, identify cost savings and pricing opportunities through standardization and optimization, develop organizational and operating optimization, and reduce overall operational complexity across the Company. Since the announcement of the project and completion of the Company’s divestitures in GBL and GAC during the year ended September 30, 2019, the project focus includes the transitioning of the Company’s continuing operations in a post-divestiture environment and separation with Energizer TSAs and reverse TSAs. Refer to Note 3 – Divestitures and Note 17 – Related Party Transactions for further discussion of continuing involvement with Energizer. The initiative includes review of global processes, opportunity spending and organization design and structures; headcount reductions and transfers; and rightsizing the Company’s shared operations and commercial business strategy in certain regions and local jurisdictions; among others. Total cumulative costs incurred associated with the project were $132.5 million as of September 30, 2020, with approximately $31.0 million forecasted in the foreseeable future. The project costs are anticipated to be incurred through the fiscal year ending September 30, 2022.
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
The following summarizes restructuring and related charges for the years ended September 30, 2020, 2019, and 2018:

(in millions)	2020	2019	2018
Global productivity improvement program	$71.6	$60.9	$—
HHI distribution center consolidation	—	2.3	52.0
GPC rightsizing initiative	—	—	12.1
Other restructuring activities	1.0	2.5	11.5
Total restructuring and related charges	$72.6	$65.7	$75.6
Reported as:
Cost of goods sold	$14.3	$2.8	$3.6
Operating expense	58.3	62.9	72.0
The following summarizes restructuring and related charges for the years ended September 30, 2020, 2019, and 2018, and cumulative costs of restructuring initiatives as of September 30, 2020, by cost type. Termination costs consist of involuntary employee termination benefits and severance pursuant to a one-time benefit arrangement recognized as part of a restructuring initiative. Other costs consist of non-termination type costs related to restructuring initiatives such as incremental costs to consolidate or close facilities, relocate employees, cost to retrain employees to use newly deployed assets or systems, lease termination costs, and redundant or incremental transitional operating costs and customer fines and penalties during transition, among others:

(in millions)	Termination Benefits	Other Costs	Total
For the year ended September 30, 2020	$12.8	$59.8	$72.6
For the year ended September 30, 2019	9.8	55.9	65.7
For the year ended September 30, 2018	7.8	67.8	75.6
Cumulative costs through September 30, 2020	22.8	109.7	132.5
Future costs to be incurred	5.8	25.2	31.0

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 - RESTRUCTURING AND RELATED CHARGES (continued)
The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type, for the years ended September 30, 2020, 2019, and 2018:

(in millions)	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2018	$3.1	$4.7	$7.8
Provisions	7.9	26.7	34.6
Cash expenditures	(3.8)	(3.3)	(7.1)
Non-cash items	(0.6)	(1.1)	(1.7)
Accrual balance at September 30, 2019	$6.6	$27.0	$33.6
Adoption of ASU 842 (Note 2)	—	(4.2)	(4.2)
Provisions	4.3	41.7	46.0
Cash expenditures	(7.1)	(57.8)	(64.9)
Non-cash items	0.3	(0.3)	—
Accrual balance at September 30, 2020	$4.1	$6.4	$10.5
The following summarizes restructuring and related charges by segment for the years ended September 30, 2020, 2019, and 2018, cumulative costs of restructuring initiatives as of September 30, 2020 and future expected costs to be incurred by segment:

(in millions)	HHI	HPC	GPC	H&G	Corporate	Total
For the year ended September 30, 2020	$1.0	$4.6	$20.8	$0.5	$45.7	$72.6
For the year ended September 30, 2019	4.7	8.1	7.6	1.8	43.5	65.7
For the year ended September 30, 2018	52.8	0.7	13.2	0.8	8.1	75.6
Cumulative costs through September 30, 2020	1.5	12.6	28.0	2.2	88.2	132.5
Future costs to be incurred	0.8	3.6	2.3	2.1	22.2	31.0
NOTE 6 - REVENUE RECOGNITION
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the years ended September 30, 2020, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	September 30, 2020
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$1,305.2	$458.7	$667.4	$543.1	$2,974.4
EMEA	—	447.3	232.6	—	679.9
LATAM	33.3	126.8	14.4	6.7	181.2
APAC	2.6	65.8	35.7	—	104.1
Licensing	1.0	9.0	8.3	2.1	20.4
Other	—	—	4.2	—	4.2
Total Revenue	$1,342.1	$1,107.6	$962.6	$551.9	$3,964.2
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
The Company has a broad range of customers including many large retail outlet chains, three of which exceed 10% of consolidated Net Sales. These three customers represented 34.8%, 34.4% and 31.3% of the Company’s Net Sales during years ended September 30, 2020, 2019 and 2018, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – REVENUE RECOGNITION (continued)
On October 1, 2018, the Company adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of October 1, 2018. Results for reporting periods beginning after October 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of Topic 606 did not have a material impact to its period revenue or net income on an ongoing basis. Refer to Note 2 – Significant Accounting Policies and Practices for further discussion of the revenue recognition of Topic 606.
In the normal course of business, the Company may allow customers to return product or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to receive. For the anticipated value of the returns, the adoption of Topic 606 resulted in the recognition of a return asset included in the Prepaid Expenses and Other Current Assets and the returns liability recognized in Other Current Liabilities. Prior to the adoption of Topic 606, the reserve for product returns was recognized net of anticipated value of returned product as a reduction to Trade Receivable, Net on the Company’s Consolidated Statement of Financial Position. The following is a rollforward of the allowance for product returns for the years ended September 30, 2020, 2019 and 2018:

(in millions)	Beginning Balance	Charged to Profit & Loss	Deductions	Other Adjustments	Ending Balance
September 30, 2020	$19.2	$36.9	$(33.3)	$0.3	$23.1
September 30, 2019	20.9	33.4	(34.4)	(0.7)	19.2
September 30, 2018	20.3	30.3	(31.8)	2.1	20.9
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
The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s derivatives are valued on a recurring basis using internal models, which are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities, which are generally based on quoted or observed market prices (Level 2). The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instrument assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance which is calculated based on the probability of default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying values and estimated fair values for financial instruments as of September 30, 2020 and 2019 are as follows:

	September 30, 2020					September 30, 2019
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Investments	$66.9	$—	$—	$66.9	$—	$230.8	$—	$—	$230.8	$230.8
Derivative Assets	—	1.2	—	1.2	—	—	9.5	—	9.5	9.5
Derivative Liabilities	—	14.2	—	14.2	—	—	2.3	—	2.3	2.3
Debt - SBH	—	2,595.4	—	2,595.4	2,476.3	—	2,468.8	—	2,468.8	2,351.3
Debt - SB/RH	—	2,595.4	—	2,595.4	2,476.3	—	2,391.8	—	2,391.8	2,276.0
Investments consist of our investment in Energizer common stock and is valued at quoted market prices for identical instruments in an active market. As part of consideration received for the GAC divestiture, the Company received 5.3 million shares of Energizer common stock, valued at $242.1 million on January 28, 2019, the effective close date of the GAC divestiture. Unrealized income (loss) from changes in fair value, realized income (loss) from sale of equity investments, plus dividend income from equity investments, are recognized as components of Other Non-Operating Expense, Net on the Consolidated Statements of Income.  During the year ended September 30, 2020, the Company sold 3.6 million shares of Energizer common stock for proceeds of $147.1 million.  As of September 30, 2020, the company holds 1.7 million shares of Energizer common stock.
The following is a summary of income recognized from equity investments for the years ended September 30, 2020 and 2019:

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

(in millions)	2020	2019
Unrealized loss on equity investments held	$(7.5)	$(12.1)
Realized loss on equity investments sold	(9.3)	—
Loss on equity investments	(16.8)	(12.1)
Dividend income from equity investments	5.0	4.8
Loss from equity investments	$(11.8)	$(7.3)
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
NOTE 8 – RECEIVABLES
The allowance for uncollectible receivables as of September 30, 2020 and 2019 was $6.4 million and $4.9 million, respectively. The following is a rollforward of the allowance for doubtful accounts for the years ended 2020, 2019 and 2018:

(in millions)	Beginning Balance	Charged to Profit & Loss	Deductions	Other Adjustments	Ending Balance
September 30, 2020	$4.9	$2.3	$(0.7)	$(0.1)	$6.4
September 30, 2019	4.0	2.7	(2.2)	0.4	4.9
September 30, 2018	6.1	2.9	(3.5)	(1.5)	4.0
The Company has a broad range of customers including many large retail outlet chains, some of which exceed 10% of consolidated Net Trade Receivables. There were two customers that exceed 10% of the Company'consolidated Net Trade Receivables representing 28% and three customers representing 30% of the Company’s Trade Receivables as of September 30, 2020 and 2019, respectively.
We have entered into various factoring agreements and early pay programs with our customers to sell our trade receivables under non-recourse agreements in exchange for cash proceeds. A loss on sale is recognized for any discount and factoring fees associated with the transfer. We utilize factoring arrangements as an integral part of our financing for working capital. These transactions are treated as a sale and are accounted for as a reduction in trade receivables because the agreements transfer effective control over and risk related to the receivables to buyers. In some instances, we may continue to service the transferred receivable after the factoring has occurred, but in most cases we do not service any factored accounts. Any servicing of the trade receivable does not constitute significant continuing involvement or preclude the recognition of a sale. We do not carry any material servicing assets or liabilities. Cash proceeds from these arrangements are reflected as operating activities. The aggregate gross amount factored under these facilities was $1,554.5 million, $1,649.3 million and $1,675.3 million for the years ended September 30, 2020, 2019 and 2018, respectively. The cost of factoring such trade receivables was $5.7 million for the year ended September 30, 2020, and $9.4 million for the years ended September 30, 2019 and 2018 and reflected in the Consolidated Statements of Income as General and Administrative Expense.
NOTE 9 - INVENTORY
Inventories as of September 30, 2020 and 2019 consist of the following:

(in millions)	2020	2019
Raw materials	$67.8	$66.2
Work-in-process	60.8	46.4
Finished goods	429.1	435.8
	$557.7	$548.4
NOTE 10 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2020 and 2019 consist of the following:

(in millions)	2020	2019
Land, buildings and improvements	$134.8	$161.4
Machinery, equipment and other	520.0	523.6
Capital leases	200.8	197.2
Construction in progress	29.8	31.7
Property, plant and equipment	$885.4	$913.9
Accumulated depreciation	(488.9)	(461.0)
Property, plant and equipment, net	$396.5	$452.9
Depreciation expense from property, plant and equipment for the years ended September 30, 2020, 2019 and 2018 was $80.6 million, $97.4 million, and $72.3 million, respectively. During the first quarter of the year ended September 30, 2019 the Company recognized incremental depreciation of $13.5 million attributable to depreciation on property plant and equipment of assets of HPC that were previously held for sale.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - GOODWILL AND INTANGIBLE ASSETS
Goodwill, by segment, consists of the following:

(in millions)	HHI	GPC	H&G	HPC	Total
As of September 30, 2018	$704.3	$435.9	$196.5	$118.0	$1,454.7
Foreign currency impact	(2.2)	(5.5)	—	(2.0)	(9.7)
Impairment	—	—	—	(116.0)	(116.0)
Deferred tax impact	—	—	(0.9)	—	(0.9)
As of September 30, 2019	$702.1	$430.4	$195.6	$—	$1,328.1
Foreign currency impact	2.7	3.2	—	—	5.9
Omega Sea acquisition (Note 4)	—	8.6	—	—	8.6
Allocated to Assets Held for Sale - Coevorden Operations (Note 3)	—	(10.6)	—	—	(10.6)
As of September 30, 2020	$704.8	$431.6	$195.6	$—	$1,332.0

The fair values of the HHI, GPC, and H&G reporting units exceeded their carrying values by 32%, 52%, and 134%, respectively, and we did not recognize an impairment or deemed the respective units as 'at risk' of impairment for the year ended September 30, 2020. The Company considered the impact of the COVID-19 pandemic on its future cash flows when preparing its annual goodwill impairment test; however, the full extent of the impact the pandemic may have on the Company's business, operations, and financial condition is currently unknown. The duration and severity of the COVID-19 pandemic could result in future impairment charges not currently considered.
During the year ended September 30, 2019, the Company recognized an impairment loss on goodwill of the HPC reporting unit of $116.0 million. The goodwill loss was a result of HPC being previously held for sale and subsequent separation of the business from the Global Batteries and Appliances ("GBA") reporting unit following the GBL divestiture, as well as competitive pressure and reduced margin realization and decline in operating results during the year ended September 30, 2019.
The carrying value of indefinite lived intangible and definite lived intangible assets subject to amortization and accumulated amortization are as follows:

	2020			2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable Intangible Assets
Customer relationships	$692.1	$(367.9)	$324.2	$694.9	$(329.7)	$365.2
Technology assets	175.7	(104.1)	71.6	179.4	(90.9)	88.5
Tradenames	161.0	(132.6)	28.4	160.4	(118.1)	42.3
Total Amortizable Intangible Assets	1,028.8	(604.6)	424.2	1,034.7	(538.7)	496.0
Indefinite-lived Intangible Assets - Tradenames	1,007.5	—	1,007.5	1,011.1	—	1,011.1
Total Intangible Assets	$2,036.3	$(604.6)	$1,431.7	$2,045.8	$(538.7)	$1,507.1
During the year ended September 30, 2020, the Company recognized an impairment of $16.6 million on indefinite-lived intangible assets of tradenames associated with the commercial DCF business following the divestiture of the Coevorden Operations. During the year ended September 30, 2019, the Company recognized an impairment of $18.8 million and $16.6 million on indefinite life intangible assets due to the reduction in value on certain tradenames associated with the with the HPC and GPC segments, respectively, primarily due to reduced sales volume and response to changes in management’s strategy. During the year ended September 30, 2018 the Company recognized $20.3 million impairment on certain tradenames associated with the GPC segment driven by lost sales volumes attributable to safety recall and increased market competition. As of September 30, 2020, there are approximately $136.9 million of intangible assets the could be deemed at risk of future impairment due to the limited excess fair value.
For definite lived intangible assets, the Company recognized an impairment of $7.6 million due to the incremental cash flow risk associated with the commercial DCF business following the divestiture of the Coevorden Operations, which consisted of the remaining carrying cost of the definite lived intangibles assets associated with the commercial DCF business. There were no additional impairments identified during the year ended September 30, 2020.
Amortization expense from the intangible assets for the years ended September 30, 2020, 2019 and 2018 was $68.0 million, $83.4 million and $53.0 million, respectively. During the year ended September 30, 2019, there was an incremental amortization expense of $15.5 million recognized attributable to amortization expense on intangible assets of HPC that were previously held for sale. Refer Note 21 - Segment Information for further discussion.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - GOODWILL AND INTANGIBLE ASSETS (continued)
Excluding the impact of any future acquisitions or changes in foreign currency, the Company anticipates the annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2021	$74.9
2022	54.5
2023	44.4
2024	44.4
2025	42.3

NOTE 12 - DEBT
Debt for SBH and SB/RH as of September 30, 2020 and 2019 consists of the following:

	SBH				SB/RH
	2020		2019		2020		2019
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Spectrum Brands Inc.
Revolver Facility, variable rate, expiring June 30, 2025	$—	—%	$—	—%	$—	—%	$—	—%
6.625% Notes, due November 15, 2022	—	—%	117.4	6.6%	—	—%	117.4	6.6%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	250.0	6.1%	250.0	6.1%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%
4.00% Notes, due October 1, 2026	499.1	4.0%	465.0	4.0%	499.1	4.0%	465.0	4.0%
5.00% Notes, due October 1, 2029	300.0	5.0%	300.0	5.0%	300.0	5.0%	300.0	5.0%
5.50% Notes, due July 15, 2030	300.0	5.5%	—	—%	300.0	5.5%	—	—%
Other notes and obligations	3.2	7.6%	9.5	10.4%	3.2	7.6%	9.5	10.4%
Obligations under capital leases	160.5	5.6%	165.6	5.6%	160.5	5.6%	165.6	5.6%
Total Spectrum Brands, Inc. debt	2,512.8		2,307.5		2,512.8		2,307.5
Spectrum Brands Holdings, Inc.
Salus - unaffiliated long-term debt of consolidated VIE	—	—%	77.0	—%	—	—%	—	—%
Total SBH debt	2,512.8		2,384.5		2,512.8		2,307.5
Unamortized discount on debt	—		(0.2)		—		—
Debt issuance costs	(36.5)		(33.0)		(36.5)		(31.5)
Less current portion	(15.3)		(136.9)		(15.3)		(136.9)
Long-term debt, net of current portion	$2,461.0		$2,214.4		$2,461.0		$2,139.1

The Company’s aggregate scheduled maturities of debt obligations are as follows:

(in millions)	SBH	SB/RH
2021	$3.2	$3.2
2022	—	—
2023	—	—
2024	—	—
2025	1,250.0	1,250.0
Thereafter	1,099.1	1,099.1
Total long-term debt	$2,352.3	$2,352.3

Revolver Facility
On June 30, 2020, the Company entered into the Amended and Restated Credit Agreement, which refinances the Company’s previously existing credit facility, and includes certain modified terms from the previously existing revolving credit facility. The maturity was extended to June 30, 2025, and the facility was reduced from $890.0 million to $600.0 million (with a U.S. dollar tranche and a multicurrency tranche). The interest rate margins applicable to the facility were changed and a LIBOR floor of 0.75% was installed. As of September 30, 2020, the Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.75% per annum, or base rate plus margin ranging from 0.75% to 1.75% per annum. The Credit Agreement was otherwise provided on the same terms and conditions as the previously existing Revolver Facility. The Company incurred $3.5 million in connection with the Credit Agreement, which have been capitalized as debt issuance costs and amortized over the remaining term of the Credit Agreement.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - DEBT (continued)
The Credit Agreement, solely with respect to the Revolver Facility, contains a financial covenant test on the last day of each fiscal quarter on the maximum total leverage ratio. This is calculated as the ratio of (i) the principal amount of third-party debt for borrowed money (including unreimbursed letter of credit drawings), capital leases and purchase money debt, at period-end, less cash and cash equivalents, to (ii) adjusted EBITDA for the trailing twelve months. The maximum total leverage ratio should be no greater than 6.0 to 1.0. As of September 30, 2020, we were in compliance with all covenants under the Credit Agreement.
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
As a result of borrowings and payments under the Revolver Facility, at September 30, 2020, the Company had borrowing availability of $579.3 million, net outstanding letters of credit of $20.7 million.
Spectrum 5.500% Notes
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
The Company recorded $6.2 million of fees in connection with the offering of the 5.50% Notes, which have been capitalized as debt issuance costs and amortized over the remaining life of the 5.50% Notes.
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
In addition, the 2029 Indenture proves for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2029 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 5.00% Notes. If any other event of default under the 2029 Indenture occurs and is continuing, the trustee for the 2029 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 5.00% Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2020, we were in compliance with all covenants under the indentures governing the 5.00% Notes.
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
NOTE 12 - DEBT (continued)
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
In addition, the 2026 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2026 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 4.00% Notes. If any other event of default under the 2026 Indenture occurs and is continuing, the trustee for the 2026 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 4.00% Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2020, we were in compliance with all covenants under the indentures governing the 4.00% Notes.
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
In addition, the 2025 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2025 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 5.75% Notes. If any other event of default under the 2025 Indenture occurs and is continuing, the trustee for the 2025 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 5.75% Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2020, we were in compliance with all covenants under the indentures governing the 5.75% Notes.
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
In addition, the 2024 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2024 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 6.125% Notes. If any other event of default under the 2024 Indenture occurs and is continuing, the trustee for the 2024 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 6.125% Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2020, we were in compliance with all covenants under the indentures governing the 6.125% Notes.
The Company recorded $4.6 million of fees in connection with the offering of the 6.125% Notes, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 6.125% Notes.
Spectrum 6.625% Notes
On December 17, 2012, in connection with the acquisition of HHI Business, the Company assumed $570 million aggregate principal amount of 6.625% Notes at par value, due November 15, 2022 (the “6.625% Notes”).
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
NOTE 12 - DEBT (continued)
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
On November 15, 2019, SBI completed the tender and call of its 6.625% Notes with an outstanding principal of $117.4 million, recognizing a loss on extinguishment of the debt of $2.6 million including a non-cash charge of $1.1 million attributable to the write-off of deferred financing costs associated with the debt for the year ended September 30, 2020.
Salus
In February 2013, September 2013 and February 2015, Salus completed a collateralized loan obligation (“CLO”) securitization of up to $578.5 million notional aggregate principal amount. The outstanding notional aggregate principal amount of was taken up by unaffiliated entities, including HRG’s former subsidiary, FGL, and consisted entirely of subordinated debt. The obligations of the Salus CLO securitization were secured by the assets of the variable interest entity (the "VIE"), which primarily consisted of asset-based loan receivables and carry residual interest subject to maintenance of certain covenants. The obligations of the CLO were non-recourse to the Company. The CLO has effectively distributed the remaining assets and as of June 3, 2020, the CLO was discharged of its obligation under the indentures as there were no assets that remained with the CLO to service the outstanding debt and no recourse to the Company. Following the discharge of the debt, there are no substantial net assets remaining with the VIE. During the year ended September 30, 2020, the CLO realized a non-cash gain on extinguishment of debt of $76.2 million attributable to the discharge of the debt, consisting of $77.0 million for the carrying value of the outstanding debt upon discharge, and $0.1 million for the unamortized discount on the associated debt and $0.7 million for debt issuance costs.
NOTE 13 - LEASES
The Company has leases primarily pertaining to land, buildings and equipment that expire at various times through February 2047. We have identified embedded operating leases within certain logistic agreements for warehouses and IT services arrangements and recognized assets identified in the arrangements as part of operating ROU assets on the Company’s Consolidated Statement of Financial Position as of September 30, 2020. We elected to exclude certain supply chain contracts that contain embedded leases for manufacturing facilities or dedicated manufacturing lines from our ROU asset and liability calculation based on the insignificant impact to our financial statements.
The following is a summary of the Company’s leases recognized on the Company’s Consolidated Statement of Financial Position as of September 30, 2020:

(in millions)	Line Item	2020
Assets
Operating	Operating lease assets	$103.8
Finance	Property, plant and equipment, net	136.3
Total leased assets		$240.1
Liabilities
Current
Operating	Other current liabilities	$22.4
Finance	Current portion of long-term debt	12.1
Long-term
Operating	Long-term operating lease liabilities	88.8
Finance	Long-term debt, net of current portion	148.4
Total lease liabilities		$271.7

As of September 30, 2020, the Company had no significant commitments related to leases executed that have not yet commenced.
The Company records its operating lease and amortization of finance lease ROU assets within Cost of Goods Sold or Operating Expenses in the Consolidated Statement of Income depending on the nature and use of the underlying asset. The Company records its finance interest cost within interest expense in the Consolidated Statement of Income.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 - LEASES (continued)
The components of lease costs recognized in the Consolidated Statement of Income for the year ended September 30, 2020 are as follows:

(in millions)	2020
Operating lease cost	$26.6
Finance lease cost
Amortization of leased assets	14.5
Interest on lease liability	9.1
Variable lease cost	11.7
Total lease cost	$61.9

During the year ended September 30, 2020, the Company recognized income attributable to leases and sub-leases of $2.1 million, including $1.3 million from the sublease of the Company’s Corporate Headquarters in Middleton, Wisconsin with a related party, Energizer. Income from leases and sub-leases is recognized as Other Non-Operating Income on the Consolidated Statement of Income.
The following is a summary of the Company’s cash paid for amounts included in the measurement of lease liabilities recognized in the Consolidated Statement of Cash Flow, including supplemental non-cash activity related to operating leases, for the year ended September 30, 2020:

(in millions)	2020
Operating cash flow from operating leases	$25.7
Operating cash flows from finance leases	9.1
Financing cash flows from finance leases	11.8
Supplemental non-cash flow disclosure
Acquisition of operating lease asset through lease obligations	24.1

The following is a summary of weighted-average lease term and discount rate at September 30, 2020:

2020
Weighted average remaining lease term
Operating leases	6.6 years
Finance leases	15.6 years
Weighted average discount rate
Operating leases	4.68%
Finance leases	5.60%

At September 30, 2020, future lease payments under operating and finance leases were as follows:

(in millions)	Finance Leases	Operating Leases
2021	$20.1	$27.2
2022	18.1	22.3
2023	17.0	20.1
2024	16.7	22.5
2025	19.6	9.5
Thereafter	162.4	29.3
Total lease payments	253.9	130.9
Amount representing interest	(93.4)	(19.7)
Total minimum lease payments	$160.5	$111.2

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 - LEASES (continued)
As of September 30, 2019, minimum commitments under the Company’s leases, as required under prior lease guidance, were as follows:

(in millions)	Finance Leases	Operating Leases
2020	$17.5	$25.0
2021	19.7	23.2
2022	16.5	20.6
2023	15.5	17.8
2024	15.4	10.8
Thereafter	179.9	37.5
Total lease payments	264.5	134.9
Amount representing interest	(98.9)	—
Total minimum lease payments	$165.6	$134.9

NOTE 14 - DERIVATIVES
Derivative financial instruments are used by the Company principally in the management of its foreign currency exchange rate, raw material price and interest rate exposures. The Company does not hold or issue derivative financial instruments for trading purposes.
Cash Flow Hedges
Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes of its HHI segment. The Company hedges a portion of the risk associated with the purchase of these materials using commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2020, the Company had a series of brass and zinc swap contracts outstanding through February 28, 2022. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $0.6 million, net of tax. The Company had the following commodity swap contracts outstanding as of September 30, 2020 and 2019:

	2020			2019
(in millions, except notional)	Notional		Contract Value	Notional		Contract Value
Brass swap contracts	949.0	Metric Tons	$4.4	904.9	Metric Tons	$4.4
Zinc swap contracts	1,552.0	Metric Tons	3.4	—	Metric Tons	—
Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third-party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for Australian Dollars, Canadian Dollars, Euros, Japanese Yen, Pound Sterling or U.S. Dollars. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Consolidated Statements of Income. At September 30, 2020, the Company had a series of foreign exchange derivative contracts outstanding through March 29, 2022. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $2.8 million, net of tax. At September 30, 2020 and 2019, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $273.4 million and $235.6 million, respectively.
Interest Rate Swaps. During the year ended September 30, 2019, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fixed the interest on floating rate debt related to the 2022 Term Loan, exclusive of lender spreads, at 1.76% for a notional principal amount of $300.0 million through May 8, 2020. On January 4, 2019, the underlying debt and related hedge were settled following the close of GBL divestiture. As a result, the Company recognized a gain of $3.6 million during the year ended September 30, 2019, recognized as a component of discontinued operations as interest expense from the Term Loans allocated to discontinued operations per Note 3 – Divestitures. As of September 30, 2020 and 2019, there are no outstanding interest rate swaps hedges.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - DERIVATIVES (continued)
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the effective portion of the derivative is reported as a component of Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The following table summarizes the impact of the effective and ineffective portions of designated hedges and the gain (loss) recognized in the Consolidated Statement of Income for the years ended September 30, 2020, 2019 and 2018:

For the year ended September 30, 2020	Effective Portion
	Gain (Loss) in OCI	Reclassified to Continuing Operations		Reclassified to Discontinued Operations	Ineffective portion
					Continuing Operations		Discontinued Operations
(in millions)		Line Item	Gain (Loss)		Line Item	Gain (Loss)
Commodity swaps	$0.9	Cost of goods sold	$(0.2)	$—	Cost of goods sold	$—	$—
Foreign exchange contracts	0.1	Net sales	(0.1)	—	Net sales	—	—
Foreign exchange contracts	(7.2)	Cost of goods sold	5.3	—	Cost of goods sold	—	—
Total	$(6.2)		$5.0	$—		$—	$—

	Effective Portion
For the year ended September 30, 2019	Gain (Loss) in OCI	Reclassified to Continuing Operations		Reclassified to Discontinued Operations	Ineffective portion
					Continuing Operations		Discontinued Operations
(in millions)		Line Item	Gain (Loss)		Line Item	Gain (Loss)
Interest rate swaps	$(0.6)	Interest expense	$—	$2.2	Interest expense	$—	$1.7
Commodity swaps	(1.1)	Cost of goods sold	(0.4)	(4.4)	Cost of goods sold	—	—
Foreign exchange contracts	(0.4)	Net sales	(0.2)	—	Net sales	—	—
Foreign exchange contracts	14.7	Cost of goods sold	11.7	0.5	Cost of goods sold	—	—
Total	$12.6		$11.1	$(1.7)		$—	$1.7

	Effective Portion
For the year ended September 30, 2018	Gain (Loss) in OCI	Reclassified to Continuing Operations		Reclassified to Discontinued Operations	Ineffective portion
					Continuing Operations		Discontinued Operations
(in millions)		Line Item	Gain (Loss)		Line Item	Gain (Loss)
Interest rate swaps	$4.0	Interest expense	$—	$1.1	Interest expense	$—	$1.2
Commodity swaps	(4.5)	Cost of goods sold	0.7	2.4	Cost of goods sold	—	—
Foreign exchange contracts	(0.1)	Net sales	0.1	—	Net sales	—	—
Foreign exchange contracts	10.8	Cost of goods sold	(9.3)	(1.9)	Cost of goods sold	—	—
Total	$10.2		$(8.5)	$1.6		$—	$1.2

Derivative Contracts Not Designated As Hedges for Accounting Purposes
Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge a portion of the risk from third-party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for, among others, Australian Dollars, Canadian Dollars, Euros, Japanese Yen, Mexican Pesos, Philippine Pesos, Polish Zlotys, Pounds Sterling, Taiwanese Dollars or U.S. Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2020, the Company had a series of forward exchange contracts outstanding through October 29, 2020. At September 30, 2020 and 2019, the Company had $802.5 million and $977.5 million, respectively, of notional value for such foreign exchange derivative contracts outstanding.
The following table summarizes the gain (loss) associated with derivative contracts not designated as hedges in the Consolidated Statements of Income for the years ended September 30, 2020, 2019 and 2018.

(in millions)	Line Item	2020	2019	2018
Foreign exchange contracts	Other non-operating (income) expense	$(7.3)	$47.3	$(2.3)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - DERIVATIVES (continued)
Fair Value of Derivative Instruments
The fair value of the Company’s outstanding derivative instruments in the Consolidated Statements of Financial Position are as follows:

(in millions)	Line Item	2020	2019
Derivative Assets
Commodity swaps - designated as hedge	Other receivables	$0.7	$—
Commodity swaps - designated as hedge	Deferred charges and other	0.1	—
Foreign exchange contracts - designated as hedge	Other receivables	—	7.8
Foreign exchange contracts - designated as hedge	Deferred charges and other	—	0.5
Foreign exchange contracts - not designated as hedge	Other receivables	0.4	1.2
Total Derivative Assets		$1.2	$9.5
Derivative Liabilities
Commodity swaps - designated as hedge	Accounts payable	$—	$0.2
Foreign exchange contracts - designated as hedge	Accounts payable	3.8	0.2
Foreign exchange contracts - designated as hedge	Other long term liabilities	0.3	—
Foreign exchange contracts - not designated as hedge	Accounts payable	10.1	1.9
Total Derivative Liabilities		$14.2	$2.3
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant for the years ended September 30, 2020 and 2019.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of September 30, 2020, and 2019, there was no cash collateral outstanding. In addition, as of September 30, 2020 and 2019, the Company had no posted standby letters of credit related to such liability positions.
Net Investment Hedge
SBI has €425.0 million aggregate principle amount of 4.00% Notes designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge are recognized as a component of foreign currency translation within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Expense (Income). As of September 30, 2020 and September 30, 2019 the full principal amount was designated as a net investment hedge and considered fully effective. The following summarizes the gain (loss) from the net investment hedge recognized in Other Comprehensive Income for the year ended September 30, 2020, 2019 and 2018, pre-tax:

(Loss) gain in OCI (in millions)	2020	2019	2018
Net investment hedge	$(33.0)	$29.8	$6.2
Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. During the year ended September 30, 2020, the Company recognized a pre-tax loss of $1.2 million in earnings related to the translation of the undesignated portion of debt obligation.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - EMPLOYEE BENEFIT PLANS
Defined Benefit Plans
The Company has various defined benefit pension plans covering some of its employees. Plans generally provide benefits of stated amounts for each year of service. The Company funds its pension plans in accordance with the requirements of the defined benefit pension plans and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries. The Company sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans, which are not significant in the aggregate. The following tables provide additional information on the pension plans as of September 30, 2020 and 2019:

	U.S. Plans		Non U.S. Plans
(in millions)	2020	2019	2020	2019
Changes in benefit obligation:
Benefit obligation, beginning of year	$80.2	$70.5	$167.8	$148.9
Service cost	0.7	0.4	2.2	1.9
Interest cost	2.2	2.8	2.3	3.4
Actuarial loss (gain)	2.3	10.3	(0.9)	27.5
Settlements and curtailments	(4.6)	—	(1.6)	—
Plan Amendments	—	—	—	0.2
Benefits paid	(4.8)	(3.8)	(4.1)	(5.9)
Foreign currency exchange rate changes	—	—	9.4	(8.2)
Benefit obligation, end of year	76.0	80.2	175.1	167.8
Changes in plan assets:
Fair value of plan assets, beginning of year	68.6	69.3	120.0	115.8
Actual return on plan assets	5.1	2.7	1.1	13.5
Employer contributions	0.3	0.4	5.3	3.1
Settlements and curtailments	(4.6)	—	—	—
Benefits paid	(4.8)	(3.8)	(4.1)	(5.9)
Foreign currency exchange rate changes	—	—	6.9	(6.5)
Fair value of plan assets, end of year	64.6	68.6	129.2	120.0
Funded Status	$(11.4)	$(11.6)	$(45.9)	$(47.8)
Amounts recognized in statement of financial position
Deferred charges and other	$—	$—	$3.0	$3.0
Other accrued expenses	0.3	0.3	0.4	0.5
Other long-term liabilities	11.1	11.3	48.5	50.3
Accumulated other comprehensive loss	18.8	19.3	51.3	49.9
Weighted average assumptions
Discount rate	2.46%	3.04%	0.50 - 6.90%	0.75 - 7.70%
Rate of compensation increase	N/A	N/A	2.25 - 6.00%	2.25 - 6.00%
The net loss in Accumulated Other Comprehensive Loss expected to be recognized in continuing operations during the year ended September 30, 2021 is $4.4 million.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - EMPLOYEE BENEFIT PLANS (continued)
The following table contains the components of net periodic benefit cost from defined benefit plans for the years ended September 30, 2020, 2019 and 2018:

	U.S. Plans			Non U.S. Plans
(in millions)	2020	2019	2018	2020	2019	2018
Service cost	$0.7	$0.4	$0.4	$2.2	$1.9	$2.0
Interest cost	2.2	2.8	2.7	2.3	3.4	3.6
Expected return on assets	(4.1)	(4.4)	(4.5)	(3.9)	(3.9)	(4.2)
Settlements and curtailments	0.9	—	—	0.1	0.3	0.1
Recognized net actuarial loss	0.9	0.2	1.1	3.4	1.8	1.4
Net periodic benefit cost	$0.6	$(1.0)	$(0.3)	$4.1	$3.5	$2.9
Weighted average assumptions
Discount rate	3.04%	4.10%	3.70%	0.75 - 7.70%	1.00 - 8.30%	1.13 - 7.50%
Expected return on plan assets	6.50%	6.50%	7.00%	0.75 - 3.40%	1.00 - 4.01%	1.13 - 4.13%
Rate of compensation increase	N/A	N/A	N/A	2.25 - 6.00%	2.25 - 7.00%	1.37 - 7.00%
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
Below is a summary allocation of defined benefit plan assets as of September 30, 2020 and 2019:

	U.S. Plans		Non U.S. Plans
Asset Type	2020	2019	2020	2019
Equity Securities	46%	62%	—%	—%
Fixed Income Securities	51%	35%	19%	20%
Other	3%	3%	81%	80%
Total	100%	100%	100%	100%
The fair value of defined benefit plan assets by asset category as of September 30, 2020 and 2019 are as follows:

	September 30, 2020				September 30, 2019
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash & cash equivalents	$9.3	$—	$—	$9.3	$8.3	$—	$—	$8.3
Equity	11.9	10.7	—	22.6	16.8	13.1	—	29.9
Fixed income securities	22.3	6.4	—	28.7	21.6	—	—	21.6
Foreign equity	7.2	—	—	7.2	11.4	—	—	11.4
Foreign fixed income securities	1.3	24.7	—	26.0	2.1	23.6	—	25.7
Life insurance contracts	—	42.1	—	42.1	—	37.4	—	37.4
Other	1.7	56.2	—	57.9	2.2	52.1	—	54.3
Total plan assets	$53.7	$140.1	$—	$193.8	$62.4	$126.2	$—	$188.6
The following benefit payments are expected to be paid:

(in millions)	Amount
2021	$9.0
2022	8.5
2023	8.7
2024	9.4
2025	9.9
2025-2029	55.3

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - EMPLOYEE BENEFIT PLANS (continued)
Defined Contribution Plans
The Company sponsored defined contribution plans in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations, pursuant to Section 401(k) of the Internal Revenue Code. The Company made discretionary matching contributions of eligible compensation. The Company also sponsors defined contribution plans for eligible employees of certain foreign subsidiaries. Contributions are discretionary and evaluated annually. Aggregate contributions charged to operations, including discretionary amounts, for the years ended September 30, 2020, 2019 and 2018, were $12.0 million, $11.7 million, and $10.7 million, respectively.
NOTE 16 - INCOME TAXES
Income tax expense was calculated based upon the following components of income (loss) from operations before income taxes for the years ended September 30, 2020, 2019 and 2018:

	SBH			SB/RH
(in millions)	2020	2019	2018	2020	2019	2018
United States	$93.7	$(267.3)	$(140.4)	$25.0	$(202.7)	$25.4
Outside the United States	61.7	73.5	104.7	61.6	73.5	104.7
Income (loss) from operations before income taxes	$155.4	$(193.8)	$(35.7)	$86.6	$(129.2)	$130.1
The components of income tax expense for the years ended September 30, 2020, 2019 and 2018 are as follows:

	SBH			SB/RH
(in millions)	2020	2019	2018	2020	2019	2018
Current tax expense (benefit):
U.S. Federal	$0.4	$(47.6)	$58.1	$0.4	$(47.6)	$58.4
Foreign	23.2	44.3	34.7	23.2	44.3	34.7
State and local	0.5	2.7	1.0	0.5	2.7	1.0
Total current tax expense (benefit)	24.1	(0.6)	93.8	24.1	(0.6)	94.1
Deferred tax expense (benefit):
U.S. Federal	37.9	9.9	(539.7)	23.7	24.3	(170.0)
Foreign	(10.6)	(4.9)	3.1	(10.6)	(4.9)	3.0
State and local	19.5	(11.5)	(19.9)	20.9	(8.1)	(3.9)
Total deferred tax expense (benefit)	46.8	(6.5)	(556.5)	34.0	11.3	(170.9)
Income tax expense (benefit)	$70.9	$(7.1)	$(462.7)	$58.1	$10.7	$(76.8)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - INCOME TAXES (continued)
The following reconciles the total income tax expense, based on the U.S. Federal statutory income tax rate of 21% for the year ended September 30, 2020, 21% for the year ended September 30, 2019, and 24.5% for the year ended September 30, 2018, with the Company’s recognized income tax expense:

	SBH			SB/RH
(in millions)	2020	2019	2018	2020	2019	2018
U.S. Statutory federal income tax expense (benefit)	$32.6	$(40.7)	$(8.8)	$18.2	$(27.1)	$31.9
Permanent items	14.2	3.7	7.6	14.2	3.8	(3.5)
Goodwill impairment	2.8	12.2	—	2.8	12.2	—
Foreign statutory rate vs. U.S. statutory rate	(15.4)	(10.3)	3.0	(15.4)	(10.3)	3.0
State income taxes, net of federal effect	4.8	(14.2)	(2.9)	2.3	(11.1)	(1.9)
State effective rate change	7.2	4.6	—	7.8	4.6	—
Tax reform act - U.S. rate change	—	—	(166.7)	—	—	(181.7)
Global intangible low tax income inclusion	6.0	8.6	—	6.0	8.6	—
Foreign dividend received deduction tax law change	—	95.9	—	—	95.9	—
Tax reform act - mandatory repatriation	—	(48.0)	73.1	—	(48.0)	73.1
Residual tax on foreign earnings	6.5	1.5	5.9	6.5	1.5	5.9
Change in valuation allowance	9.9	(29.9)	(365.6)	9.8	(29.9)	(0.3)
Unrecognized tax (benefit) expense	(7.0)	6.2	(0.1)	(7.0)	6.2	(0.1)
Share based compensation adjustments	0.1	4.6	(5.5)	0.5	4.6	(0.5)
Research and development tax credits	(2.7)	(4.4)	(1.9)	(2.7)	(4.4)	(1.9)
Foreign rate differential on intercompany transfer of intangibles	4.6	—	—	4.6	—	—
Partnership outside basis adjustment	5.9	2.1	(8.3)	6.5	2.4	0.7
Return to provision adjustments and other, net	1.4	1.0	7.5	4.0	1.7	(1.5)
Income tax expense (benefit)	$70.9	$(7.1)	$(462.7)	$58.1	$10.7	$(76.8)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - INCOME TAXES (continued)
The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of September 30, 2020 and 2019 are as follows:

	SBH		SB/RH
(in millions)	2020	2019	2020	2019
Deferred tax assets
Employee benefits	$38.0	$37.6	$36.3	$36.0
Restructuring	0.4	0.9	0.4	0.9
Inventories and receivables	19.7	16.8	19.7	16.8
Marketing and promotional accruals	14.9	10.6	14.9	10.6
Property, plant and equipment	27.3	5.9	27.3	5.9
Unrealized losses	19.8	12.8	19.8	12.8
Intangibles	13.6	19.0	13.6	19.0
Investment in subsidiaries	0.2	0.3	0.2	0.3
Net operating loss and other carry forwards	515.6	551.4	190.4	250.6
Other	40.3	32.7	39.2	31.9
Total deferred tax assets	689.8	688.0	361.8	384.8
Deferred tax liabilities
Property, plant and equipment	30.1	11.1	30.1	11.1
Unrealized gains	13.5	9.0	13.5	9.0
Intangibles	296.8	311.8	296.8	311.8
Investment in partnership	63.3	37.6	63.0	55.0
Taxes on unremitted foreign earnings	4.6	5.0	4.6	5.0
Other	17.2	10.9	17.2	10.8
Total deferred tax liabilities	425.5	385.4	425.2	402.7
Net deferred tax liabilities	264.3	302.6	(63.4)	(17.9)
Valuation allowance	(306.8)	(307.0)	(202.4)	(202.8)
Net deferred tax liabilities, net valuation allowance	$(42.5)	$(4.4)	$(265.8)	$(220.7)
Reported as:
Deferred charges and other	$22.9	$46.2	$22.9	$30.7
Deferred taxes (noncurrent liability)	65.4	50.6	288.7	251.4
On July 20, 2020, Final Regulations were issued under Internal Revenue Code Section 951A relating to the treatment of income that is subject to a high rate of tax under the global intangible low taxed income (“GILTI“) regime (“July 2020 Regulations“). The July 2020 Regulations are effective for Fiscal 2021, but the Company can elect to apply them to Fiscal 2019 and Fiscal 2020. The Company expects to apply the July 2020 Regulations to Fiscal 2020 and has therefore estimated and recorded a Fiscal 2020 benefit of $4.4 million. The Company would need to file an amended return to apply the July 2020 Regulations to Fiscal 2019, which is not anticipated to have a material impact on its overall tax position.
On June 14, 2019, the U.S. Department of the Treasury and the Internal Revenue Service issued Regulations (“June 2019 Regulations”) related to the foreign dividends received deduction and GILTI. The June 2019 Regulations contained language that modified certain provisions of the Tax Cuts and Jobs Act (the “Tax Reform Act“) and previously issued guidance. The June 2019 Regulations were retroactive to January 1, 2018 and caused certain distributions made by the Company’s non-U.S. subsidiaries during Fiscal 2018 to be taxable as Subpart F income on its Fiscal 2018 federal income tax return. The impacts of the Regulations were recorded in the year ended September 30, 2019. The Company used an additional $454.6 million in net operating losses and recognized $95.9 million in federal and state tax expense due to the impact on prior distributions among subsidiaries. The Company also recognized a $48.0 million tax benefit from recalculating its liability for one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits after application of the June 2019 Regulations and the final calculations for its Fiscal 2018 federal income tax returns, including the ability for the Company to offset the liability in part by foreign tax credits. The Company also recorded $70.7 million of foreign tax credits, but concluded it is more likely than not these credits will expire unused and therefore recorded a $70.7 million valuation allowance against the deferred tax assets.
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
The Company’s $25.1 million mandatory repatriation tax is payable over 8 years. The first payment was due January 2019. As of September 30, 2020, $20.9 million of the mandatory repatriation liability is still outstanding and $2.0 million is due and payable in the next 12 months but will be offset by previous payments and credits.
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - INCOME TAXES (continued)
In response to the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year measurement period in a manner similar to accounting for business combinations. The measurement period ended December 30, 2018, and the Company did not recognize changes in Fiscal 2019 to the provisional tax impacts prior to the closing of the measurement period. Portions of the Tax Reform Act are unclear or have not yet been clarified and interpretations and regulations continue to be issued, some of which are also subject to legal challenges. The issuance of new regulations or the invalidation of existing regulations could have a material impact on what the Company has recorded to date.
During the year ended September 30, 2019, the Company recorded an increase of $12.2 million to tax expense from impairment of $116.0 million of book goodwill. A portion of the impairment resulted in a tax benefit since the goodwill had previously been amortized for income tax purposes and the Company therefore reversed a deferred tax liability.
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
As of September 30, 2020, and 2019, the Company provided $4.6 and $5.0 million, respectively, of residual foreign taxes on undistributed foreign earnings.
As a result of the June 2019 Regulations and the deemed mandatory repatriation, the Company does not have significant prior year untaxed, undistributed earnings from its foreign operations at September 30, 2020. $500.6 million of the Company’s undistributed earnings were taxed in the U.S. as a result of the mandatory deemed repatriation that was part of the Tax Reform Act, and the remaining earnings were taxed as a result of the June 2019 Regulations. The Company estimates it did not generate untaxed, undistributed foreign earnings for the year ended September 30, 2020 due to GILTI inclusions under the Tax Reform Act. The Company recorded GILTI inclusions for the tax year ended September 30, 2020 of $28.5 million.
As of September 30, 2020, the Company has U.S. federal net operating loss carryforwards (“NOLs”) of $1,247.7 million with a federal tax benefit of $262.0 million and tax benefits related to state NOLs of $73.3 million. These NOLs expire through years ending in 2040. As of September 30, 2020, the Company has $26.9 million of federal research and development credit carryforwards. $0.8 million of the credits expire in the Company’s fiscal years 2023-2030 and the remainder begin expiring in the Company’s fiscal year ending September 30, 2031. As of September 30, 2020, the Company has foreign NOLs of $120.2 million and tax benefits of $28.2 million, which will expire beginning in the Company's fiscal year ending September 30, 2021. Certain of the foreign NOLs have indefinite carryforward periods.
A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
The Company has had multiple changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, that subject the Company’s U.S. federal and state NOLs and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change and the effects of subsequent ownership changes (as defined for tax purposes), if any. Due to these limitations, the Company estimates, as of September 30, 2020, that $660.5 million of the total U.S. federal NOLs with a federal tax benefit of $138.7 million and $16.7 million of the tax benefit related to state NOLs will expire unused even if the Company generates sufficient income to otherwise use all of its NOLs. The Company also projects, as of September 30, 2020, that $22.4 million of tax benefits related to foreign NOLs will not be used. The Company has provided a full valuation allowance against these deferred tax assets.
The income recognized for the year ended September 30, 2019 as a result of the June 2019 Regulations, the U.S. gain on the sale of the battery business, and the Fiscal 2019 U.S. operating results increased the likelihood that the Company can use federal net operating losses subject to certain limits; therefore, the Company released the $36.7 million of valuation allowance on these losses in Fiscal 2019.
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
As of September 30, 2020, the valuation allowance is $306.8 million, of which $283.6 million is related to U.S. net deferred tax assets and $23.2 million is related to foreign net deferred tax assets. As of September 30, 2019, the valuation allowance was $307.0 million, of which $273.5 million was related to U.S. net deferred tax assets and $33.5 million is related to foreign net deferred tax assets. As of September 30, 2018, the valuation allowance was $282.6 million, of which $247.3 million is related to U.S. net deferred tax assets and $35.3 million is related to foreign net deferred tax assets. During the year ended September 30, 2020, the Company decreased its valuation allowance for deferred tax assets by $0.2 million of which $10.1 million is related to an increase in valuation allowance against U.S. net deferred tax assets and $10.3 million related to a decrease in the valuation allowance against foreign net deferred tax assets. During the year ended September 30, 2019, the Company increased its valuation allowance for deferred tax assets by $24.4 million, of which $26.2 million was related to an increase in valuation allowance against U.S. net deferred tax assets and $1.8 million related to a decrease in the valuation allowance against foreign net deferred tax assets.
As of September 30, 2020, the Company has recorded $58.2 million of valuation allowance against its U.S. state net operating losses.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - INCOME TAXES (continued)
The total amount of unrecognized tax benefits at September 30, 2020 and 2019 are $15.3 million and $20.9 million, respectively. If recognized in the future, $15.3 million of the unrecognized tax benefits as of September 30, 2020 will impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2020, and 2019 the Company had $2.4 million and $2.7 million, respectively, of accrued interest and penalties related to uncertain tax positions. The impact on income tax expense related to interest and penalties for the years ended September 30, 2020, 2019 and 2018 was a net decrease of $0.3 million, a net decrease of $0.1 million and a net increase of $0.3 million, respectively. The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended September 30, 2020, 2019 and 2018:

(in millions)	2020	2019	2018
Unrecognized tax benefits, beginning of year	$20.9	$15.0	$15.6
Gross increase – tax positions in prior period	2.1	5.3	0.9
Gross decrease – tax positions in prior period	(4.3)	(0.4)	(3.5)
Gross increase – tax positions in current period	2.8	3.5	2.5
Settlements	(1.9)	(1.1)	(0.3)
Lapse of statutes of limitations	(4.3)	(1.4)	(0.2)
Unrecognized tax benefits, end of year	$15.3	$20.9	$15.0
During the tax year ended September 30, 2018, the Company reduced unrecognized tax benefits recorded against its deferred tax assets by $1.9 million for the change in the U.S. tax rate from 35% to 21%.
The September 30, 2020 Consolidated Statement of Financial Position for SB/RH Holdings, LLC contains $1.8 million of income taxes payable to its parent company, calculated as if SB/RH Holdings, LLC were a separate taxpayer.
The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2016 are closed. However, the federal NOLs from the Company’s fiscal years ended September 30, 2012 through December 31, 2015 are subject to Internal Revenue Service examination until the year that such net operating loss carryforwards are utilized, and those years are closed for audit. In addition, certain losses from 2002 to 2010 of entities acquired by the Company were able to be used in Fiscal 2019 and are subject to Internal Revenue Service examination until Fiscal 2019 is closed to audit. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen. As of September 30, 2020, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next twelve months some portion of previously unrecognized tax benefits could be recognized.
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
During the year ended September 30, 2020, the Company recognized net loss of $3.9 million, consisting of TSA charges of $9.6 million and reverse TSA costs of $13.5 million. During the year ended September 30, 2019 the Company recognized net income of $5.2 million, consisting of TSA charges of $19.1 million and reverse TSA costs of $13.9 million. In addition to the TSAs and reverse TSAs, the Company, Energizer, and Varta AG will receive cash and/or make payments on behalf of the respective counterparty’s operations as part of the shared administrative functions, resulting in cash flow being commingled with the operating cash flow of the Company. The Company recognizes a net payable or receivable with Energizer and Varta AG for any outstanding TSA and reverse TSA related services and net working capital attributable to commingled cash flow. As of September 30, 2020 and 2019, the Company had net receivable of $5.4 million and net receivable of $12.8 million, respectively, with Energizer included in Other Receivables on the Company’s Statement of Financial Position. As of September 30, 2020, the Company had net payable of $1.0 million with Varta AG included in Other Current Liabilities on the Company’s Statement of Financial Position.
The Company’s H&G segment continues to manufacture certain GAC related products at its facilities and sell the products to Energizer as a third-party supplier on an ongoing basis, at inventory cost plus contracted markup, as agreed upon in the supply agreement. The supply agreement has a contracted term of 24 months and may be subject to early termination by either party at any time with written notice. Material and inventory on hand to support the supply agreement is recognized as inventory of the Company. During the years ended September 30, 2020 and 2019, the Company recognized $18.9 million and $12.5 million, respectively, of revenue attributable to the Energizer supply agreement as a component of H&G revenue after completion of the GAC divestiture. As of September 30, 2020 and 2019, the Company had outstanding receivables of $4.4 million and $4.9 million, respectively, from Energizer in Trade Receivables, Net on the Company’s Statement of Financial Position associated with the H&G supply agreement.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 - RELATED PARTIES (continued)
As a condition to the consummation of the GAC acquisition and receipt of 5.3 million shares of Energizer common stock as consideration, the Company entered into the Energizer Shareholder Agreement, which contains a 24-month standstill provision that prohibits the Company from engaging in certain transactions involving Energizer to control or influence management, board of directors or policies of Energizer. Additionally, for a period of 18 months following the closing of the GAC acquisition, the Company is required to vote in favor of Energizer’s board of director nominees and in accordance with the Energizer board’s recommendations on all other matters at any meeting of Energizer’s shareholders. Additionally, pursuant to the Energizer Shareholder Agreement, the Company has agreed not to transfer any of its Shares or other equity securities in Energizer, or engage in certain hedging transactions from the closing of the GAC acquisition until the day that is twelve months after the GAC closing date and, following such period, subject to certain limitations, not to transfer any such Energizer shares or other equity securities to any person or entity who would thereafter beneficially own more than 4.9% of Energizer’s outstanding shares of equity securities after giving effect to such transaction. Following the 18 month anniversary of the closing of the GAC acquisition, Energizer will have the right to repurchase any or all of the shares held by the Company for a purchase price per share equal to the greater of the volume-weighted average sales price per share for the 10 consecutive trading days beginning on the 12th trading day immediately preceding notice of the repurchase from Energizer and 100% of the volume-weighted average sale price per share of the common stock for the 10 consecutive trading days immediately preceding the date of the GAC agreement. The Company’s investment in Energizer common stock is recognized at its fair value in Investments on the Company’s Consolidated Statement of Financial Position, with any unrealized gains or losses attributable to changes in the market price and dividend income received from Energizer being recognized as Other Non-Operating Income on the Company’s Consolidated Statements of Income. See Note 7 – Fair value of Financial Instruments for additional discussion on the Company’s investment in Energizer common stock.
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
Effective on October 11, 2019 (the “Distribution Date”), Jefferies distributed 7,514,477 SBH shares through a special pro rata dividend (the “Distribution”) to Jefferies’ stockholders of record as of the close of business on September 30, 2019 (the “Record Date”). Stockholders of Jefferies received approximately 0.025 of a share of the Company’s common stock for each share of Jefferies common stock held as of the Record Date. Based on closing market prices on September 13, 2019, the dividend reflects a distribution of approximately $1.50, or 7.4%, per Jefferies share. Additionally, following the Distribution and pursuant to the Shareholder Agreement by and between Jefferies Financial Group and the Company dated February 24, 2018, Joseph S. Steinberg, resigned from the Company’s Board of Directors.
Other
During the first quarter of the fiscal year ended September 30, 2019, the Company repurchased 158,318 shares of common stock from David Maura, Chairman and Chief Executive Officer of the Company, for $8.0 million at the current market price of the Company’s stock, at an average repurchase price of $50.53 per share.
NOTE 18 – SHAREHOLDER’S EQUITY
Share Repurchases
The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or otherwise. On July 24, 2018, the Board of Directors approved a $1.0 billion common stock repurchase program. The authorization is effective for 36 months. As part of the share repurchase program, the Company purchased treasury shares in open market purchases at market fair value, in private purchases from Company employees at fair value, and through an accelerated share repurchase (“ASR”) agreement with a third-party financial institution.
On November 18, 2019, SBH entered into an ASR to repurchase $125.0 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $125.0 million to the financial institution using cash on hand and took delivery of 1.7 million shares, which represented approximately 85% of the total shares the Company expected to receive based on the market price at the time of the initial delivery. The transaction was accounted for as an equity transaction. The fair value of shares received initially of $106.3 million was recorded as a treasury stock transaction, with the remainder of $18.7 million recorded as a reduction to additional paid-in capital. Upon initial receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. On February 24, 2020, the Company closed and settled the ASR resulting in an additional delivery of 0.3 million shares, with a fair value of $18.5 million. The total number of shares repurchased under the ASR program was 2.0 million at an average cost per share of $61.59, based on the volume-weighted average share price of the Company’s common stock during the calculation period of the ASR program, less the applicable contractual discount.
The following summarizes the activity of common stock repurchases under the program for the year ended September 30, 2020 and 2019:

	2020			2019
(in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	4.1	$56.97	$230.6	4.6	$54.22	$250.0
Private Purchases	0.1	62.30	9.2	0.3	56.02	18.5
ASR	2.0	61.47	124.8	—	—	—
Total Purchases	6.2	$58.57	$364.6	4.9	$54.34	$268.5

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SHARE BASED COMPENSATION
Equity based incentive and performance compensation awards provided to employees, directors, officers and consultants were issued pursuant to the following awards plans:
•HRG Group, Inc. 2011 Omnibus Equity Award Plans as approved and amended by the HRG Legacy stockholders (the "HRG Equity Plan").
•Harbinger Group, Inc. 2014 Warrant Plan, as approved by the HRG Legacy stockholders (the "HRG Warrant Plan").
•Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan as approved and amended by the Spectrum Legacy stockholders, (the "Spectrum Equity Plan").
•Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan, as approved by the Spectrum stockholders (the "New 2020 Equity Plan").
The following is a summary of the authorized and available shares per the respective plans:

(number of shares, in millions)	Authorized	Available
HRG Group 2011 Omnibus Equity Award Plans	2.7	0.8
Harbinger Group, Inc. 2014 Warrant Plan	3.0	—
Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan	7.1	0.2
Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan	1.2	1.2
Effective at the close of the Spectrum Merger, each stock option, warrant and restricted stock award granted under the HRG Equity Plan and HRG Warrant Plan that was outstanding and unvested immediately prior to the closing became fully vested and exercisable. Each exercisable award that was unexercised was adjusted (including to give effect to the reverse stock split) and remains outstanding, subject to the same terms and conditions as applied in the corresponding awards. Each restricted stock award became fully vested and treated as a share of HRG common stock for purposes of the reverse stock split and Spectrum Merger.
Further, effective at the close of the Spectrum Merger, each restricted stock award, restricted stock unit and performance stock unit under the Spectrum Equity Plan, whether vested or unvested, were assumed by SBH and automatically converted into a corresponding equity-based award in SBH with the right to hold or acquire shares of common stock equal to the number of shares of Spectrum Legacy common stock previously underlying such award. Each new award is subject to the same terms and conditions as the corresponding Spectrum Legacy award. SBH assumed all rights and obligation in respect of each equity-based plan of Spectrum Legacy.
Share based compensation expense is recognized as General and Administrative Expenses on the Consolidated Statements of Income. The following is a summary of the share based compensation expense for the years ended September 30, 2020, 2019 and 2018:

(in millions)	2020	2019	2018
SBH	$37.7	$49.2	$11.9
SB/RH	$36.4	$47.6	$8.8
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19 – SHARE BASED COMPENSATION (continued)
The following is a summary of the RSU activity for the years ended September 30, 2020, 2019 and 2018:

	SBH			SB/RH
(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
At September 30, 2017	0.8	$114.67	$87.2	0.7	$116.32	$82.4
Granted	0.4	102.96	45.9	0.4	102.92	44.4
Forfeited	(0.1)	115.08	(8.5)	(0.1)	115.08	(8.5)
Vested	(0.5)	113.07	(55.6)	(0.4)	114.07	(51.1)
At September 30, 2018	0.6	107.71	69.0	0.6	108.75	67.2
Granted	1.5	53.11	81.4	1.5	52.82	79.8
Forfeited	(0.7)	92.76	(63.7)	(0.7)	93.05	(63.5)
Vested	(0.2)	83.47	(19.7)	(0.2)	82.37	(18.5)
At September 30, 2019	1.2	53.58	67.0	1.2	53.22	65.0
Granted	0.9	61.72	55.6	0.9	61.68	54.3
Forfeited	(0.1)	60.79	(4.0)	(0.1)	60.79	(3.9)
Vested	(0.6)	57.80	(39.3)	(0.6)	57.29	(37.7)
At September 30, 2020	1.4	$56.41	$79.3	1.4	$56.33	$77.7

	SBH			SB/RH
(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 24 months	0.3	$62.33	$18.6	0.3	$62.25	$17.3
Vesting in more than 24 months	0.1	62.80	8.4	0.1	62.80	8.4
Total time-based grants	0.4	$62.48	$27.0	0.4	$62.43	$25.7
Performance-based grants
Vesting in less than 24 months	0.1	53.19	4.8	0.1	53.19	4.8
Vesting in more than 24 months	0.4	62.88	23.8	0.4	62.88	23.8
Total performance-based grants	0.5	$61.03	$28.6	0.5	$61.03	$28.6
Total grants	0.9	$61.72	$55.6	0.9	$61.68	$54.3

Beginning in the year ended September 30, 2019, the Company provided to certain employees RSU grants issued under a Long-Term Incentive Plan (“LTIP”), with a 3-year, cliff vesting schedule and having both performance conditions dependent upon achieving specified financial targets (adjusted EBITDA, return on equity, and adjusted free cash flow) and time-based service. The Company also provided for bridge awards, that are special awards to certain employees, for transitioning to the LTIP from previous equity incentive compensation plans. Bridge awards vest annually, on November 21, 2019 and November 21, 2020, and have both performance conditions dependent upon achieving specified financial targets in fiscal year 2019 and 2020, respectively, (adjusted EBITDA and adjusted free cash flow) and time-based service conditions. Bridge awards are payable in either RSUs or cash, or both, based upon an employee election. Bridge awards elected to be payable in RSU are recognized as equity awards and included as a component of share-based compensation expense.
Additionally, the Company regularly issues individual RSU awards under its equity plan to its Board members and individual employees for recognition, incentive, or retention purposes, when needed, which are primarily conditional upon time-based service conditions and included as a component of share-based compensation. In addition to RSU awards, the Company also provides for a portion of its annual management incentive compensation plan ("MIP") to be paid in common stock of the Company, in lieu of cash payment, and is recognized as a liability plan. Share based compensation expense associated with the annual MIP was $16.9 million and $9.5 million for the years ended September 30, 2019 and 2018, respectively. During the year ended September 30, 2020, the Company made a change to our annual MIP payout that previously provided for the issuance of stock for a designated pool of recipients in lieu of cash and will instead be fully funded through cash distribution with no stock issuance. As a result, there was no portion of annual MIP to paid in common stock for the year ended September 30, 2020.
As of September 30, 2020, the remaining unrecognized pre-tax compensation cost for SBH and SB/RH is $34.0 million.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19 – SHARE BASED COMPENSATION (continued)
HRG Legacy Equity Plans
The following is a summary of HRG stock option awards, warrants, and restricted stock awards during the years ended September 30, 2020, 2019, and 2018:

	Stock Options			Warrants			Restricted Stock Awards
(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Units	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Units	Weighted Average Exercise Price	Fair Value at Grant Date
As of September 30, 2017	4.0	$9.69	$3.88	0.6	$13.13	$3.22	0.1	$13.36	$1.9
Granted	—	—	—	—	—	—	0.1	16.85	0.4
Exercised	(2.5)	8.38	3.33	(0.6)	13.13	3.22	(0.2)	13.85	2.3
As of As of As of July 13, 2018	1.5	$11.80	$4.78	—	$—	$—	—	$—	$—
Vested and exercisable at September 30, 2020	0.2	$73.96	$4.82
During the year ended September 30, 2018, HRG stock option awards with a fair value $0.8 million vested. The intrinsic value of HRG share options exercised during the year ended September 30, 2018 was $21.5 million which HRG received $19.9 million in cash settlement. As of September 30, 2020, there are $0.2 million vested and exercisable HRG options outstanding with a weighted average exercise price of $73.96, as converted due to the reverse stock split to facilitate the Spectrum Merger.
HRG measures shared based compensation expense of its restricted stock awards based on the fair value of the awards, as determined based on the market price of the HRG shares of common stock on the grant date and recognizes these costs on a straight-line basis over the requisite period of the awards. There is no remaining unrecognized pre-tax compensation cost associated with HRG share-based awards as of September 30, 2020.
NOTE 20 - COMMITMENTS AND CONTINGENCIES
The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. Based on information currently available, the Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
Shareholder Litigation. On August 16, 2019, a state court class action complaint was filed in the Circuit Court of Dane County, Wisconsin against the Company and certain of the Company's current and former directors and officers. The complaint alleged that certain financial statements contained misstatements in violation of the Securities Act of 1933. During the year ended September 30, 2020, the Company recognized $0.9 million for a proposed settlement, net third-party insurance coverage and payment, which has been paid and is being held in escrow pending a final approval by the Circuit Court of Dane County.
Separately, on July 12, 2019, an amended consolidated class action complaint filed earlier in 2018 was filed in the United States District Court for the Western District of Wisconsin by the Public School Teachers’ Pension & Retirement Fund of Chicago and the Cambridge Retirement against Spectrum Brands’ Legacy, Inc. (“Spectrum Legacy”). The complaint alleges that the defendants violated the Securities Exchange Act of 1934 by making misrepresentations and omissions in Spectrum Legacy’s financial statements. The amended complaint added HRG Group, Inc. (“HRG”) as a defendant and asserted additional claims against the Company on behalf of a purported class of HRG shareholders. The class period of the consolidated amended complaint is from January 26, 2017 to November 19, 2018, and the plaintiffs seek an unspecified amount of compensatory damages, interest, attorneys’ and expert fees and costs. During the year ended September 30, 2020, the Company reached a proposed settlement resulting in an insignificant loss, net of third-party insurance coverage and payment, pending final approval by the United States District Court.
Environmental. The Company has provided for an estimated cost of $11.6 million and $12.2 million, as of September 30, 2020 and 2019, respectively, associated with environmental remediation activities primarily with some of its former manufacturing sites, included in Other Long-Term Liabilities on the Consolidated Statement of Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of September 30, 2020, and 2019, the Company recognized $5.1 million and $5.9 million in product liability, respectively, included in Other Current Liabilities on the Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $10.9 million and $7.2 million of warranty accruals as of September 30, 2020 and 2019, respectively, included in Other Current Liabilities on the Consolidated Statement of Financial Statement.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 - SEGMENT INFORMATION
The Company identifies its segments based upon the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company manages its continuing operations in four vertically integrated, product-focused reporting segments: (i) HHI, which consists of the Company’s worldwide hardware, security and plumbing business; (ii) GPC, which consists of the Company’s worldwide pet care business; (iii) H&G, which consists of the Company’s home and garden and insect control business and (iv) HPC, which consists of the Company’s worldwide small kitchen and personal care appliances businesses. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president or general manager responsible for the sales and marketing initiatives and financial results for product lines within the segment. Net sales relating to the segments for the years ended September 30, 2020, 2019 and 2018 are as follows:

(in millions)	2020	2019	2018
HHI	$1,342.1	$1,355.7	$1,377.7
HPC	1,107.6	1,068.1	1,110.4
GPC	962.6	870.2	820.5
H&G	551.9	508.1	500.1
Net sales	$3,964.2	$3,802.1	$3,808.7
The Chief Operating Decision Maker of the Company uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. See Note 19 - Share Based Compensation for further details. Additionally, the Company issued certain incentive bridge awards due to changes in the Company’s long-term compensation plans that allow for cash based payment upon employee election which have been included in the adjustment but do not qualify for shared-based compensation.;
•Restructuring and related charges, which consist of project costs associated with the restructuring initiatives across the Company's segments. See Note 5 - Restructuring and Related Charges for further details;
•Transaction related charges that consist of (1) transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business; and (2) divestiture related transaction costs that are recognized in continuing operations and post-divestiture separation costs consisting of incremental costs to facilitate separation of shared operations, including development of transferred shared service operations, platforms and personnel transferred as part of the divestitures and exiting of transition service arrangements (TSAs) and reverse TSAs. See Note 2 – Significant Accounting Policies and Practices for further details;
•Gains and losses attributable to the Company’s investment in Energizer common stock, acquired as part of consideration received from the Company’s sale and divestiture of GAC during the year ended September 30, 2019. See Note 3 – Divestitures and Note 7 – Fair Value of Financial Instruments for further details;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);
•Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations after an acquisition (when applicable);
•Foreign currency gains and losses attributable to multicurrency loans for the years ended September 30, 2020 and 2019, that were entered into with foreign subsidiaries in exchange for the receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestitures. The Company has entered into various hedging arrangements to mitigate the volatility of foreign exchange risk associated with such loans;
•Incremental reserves associated with environmental remediation activity of legacy properties and former manufacturing sites assumed by the organization which had previously been exited by the Company, plus legal settlement costs associated with retained litigation from the Company's divested GAC operations realized during the year ended September 30, 2019. See Note 20 – Commitments and Contingencies for further discussion;
•Legal and litigation costs associated with Salus during the years ended September 30, 2020, 2019, and 2018 as it is not considered a component of the continuing commercial products company, but continues to be consolidated by the Company after completion of the Spectrum Merger until the Salus operations can be wholly dissolved and/or deconsolidated;
•Gain on extinguishment of the Salus CLO debt due to the discharge of the obligation during the year ended September 30, 2020. See Note 12 - Debt for further details;
•Incremental costs associated with a safety recall in GPC during the year ended September 30, 2019 and 2018;
•Incremental costs directly associated with the Spectrum Merger during the year ended September 30, 2018;
•Non-recurring HRG net operating costs incurred during the year ended September 30, 2018 considered to be redundant or duplicative as a result of the Spectrum Merger and not considered a component of the continuing commercial products company post-merger, including compensation and benefits, directors fees, professional fees, insurance, public company costs, amongst others, and including interest and other non-recurring income that was eliminated following the transaction; and
•Other adjustments primarily consisting of costs attributable to (1) expenses and cost recovery for flood damage at the Company's facilities in Middleton, Wisconsin recognized during the years ended September 30, 2020, 2019, and 2018; (2) incremental costs for separation of a key executives during the years ended September 30, 2020, 2019, and 2018; (3) operating margin on H&G sales to GAC discontinued operations during the year ended September 30, 2019 and 2018; (4) certain fines and penalties for delayed shipments following the completion of a GPC distribution center consolidation in EMEA during the year ended September 30, 2019.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA in relation to the Company’s reportable segments for SBH and SB/RH for the years ended September 30, 2020, 2019 and 2018, is as follows:

SBH (in millions)	2020	2019	2018
HHI	$256.3	$253.7	$254.7
HPC	92.2	87.2	118.8
GPC	172.0	142.6	136.6
H&G	112.1	105.5	107.5
Total Segment Adjusted EBITDA	632.6	589.0	617.6
Corporate	52.4	22.0	36.3
Interest expense	144.5	222.1	264.0
Depreciation and amortization	148.5	180.8	125.3
Share and incentive based compensation	43.6	53.7	11.9
Restructuring and related charges	72.6	65.7	75.6
Transaction related charges	23.1	21.8	30.2
Loss on assets held for sale	26.8	—	—
Write-off from impairment of goodwill	—	116.0	—
Write-off from impairment of intangible assets	24.2	35.4	20.3
Loss on Energizer investment	16.8	12.1	—
Foreign currency loss on multicurrency divestiture loans	3.8	36.2	—
Legal and environmental remediation reserves	—	10.0	—
Inventory acquisition step-up	—	—	0.8
GPC safety recall	—	0.7	18.9
Spectrum merger related transaction charges	—	—	45.9
Non-recurring HRG operating costs	—	—	18.9
Salus	0.6	1.6	1.1
Salus CLO debt extinguishment	(76.2)	—	—
Other	(3.5)	4.7	4.1
Income (loss) from operations before income taxes	$155.4	$(193.8)	$(35.7)

SB/RH (in millions)	2020	2019	2018
HHI	$256.3	$253.7	$254.7
HPC	92.2	87.2	118.8
GPC	172.0	142.6	136.6
H&G	112.1	105.5	107.5
Total Segment Adjusted EBITDA	632.6	589.0	617.6
Corporate	47.4	20.7	35.9
Interest expense	144.0	162.0	167.0
Depreciation and amortization	148.5	180.8	124.6
Share and incentive based compensation	42.3	52.1	8.8
Restructuring and related charges	72.6	65.7	75.6
Transaction related charges	23.1	21.8	30.2
Loss on assets held for sale	26.8	—	—
Write-off from impairment of goodwill	—	116.0	—
Write-off from impairment of intangible assets	24.2	35.4	20.3
Loss on Energizer investment	16.8	12.1	—
Foreign currency loss on multicurrency divestiture loans	3.8	36.2	—
Legal and environmental remediation reserves	—	10.0	—
Inventory acquisition step-up	—	—	0.8
GPC safety recall	—	0.7	18.9
Other	(3.5)	4.7	5.4
Income (loss) from operations before income taxes	$86.6	$(129.2)	$130.1

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 - SEGMENT INFORMATION (continued)
Other financial information relating to the segments of SBH and SB/RH are as follows for the years ended September 30, 2020, 2019 and 2018 and as of September 30, 2020 and 2019:

	SBH			SB/RH
Depreciation and amortization (in millions)	2020	2019	2018	2020	2019	2018
HHI	$33.9	$33.5	$40.0	$33.9	$33.5	$40.0
HPC	35.2	64.6	8.8	35.2	64.6	8.8
GPC	44.4	48.8	42.3	44.4	48.8	42.3
H&G	20.4	19.3	18.8	20.4	19.3	18.8
Total segments	133.9	166.2	109.9	133.9	166.2	109.9
Corporate and shared operations	14.6	14.6	15.4	14.6	14.6	14.7
Total depreciation and amortization	$148.5	$180.8	$125.3	$148.5	$180.8	$124.6

	SBH			SB/RH
Capital expenditures (in millions)	2020	2019	2018	2020	2019	2018
HHI	$16.9	$18.0	$15.6	$16.9	$18.0	$15.6
HPC	10.7	11.0	14.8	10.7	11.0	14.8
GPC	14.5	16.0	24.6	14.5	16.0	24.6
H&G	3.5	5.9	6.4	3.5	5.9	6.4
Total segment capital expenditures	45.6	50.9	61.4	45.6	50.9	61.4
Corporate and shared operations	15.4	7.5	14.5	15.4	7.5	14.5
Total capital expenditures	$61.0	$58.4	$75.9	$61.0	$58.4	$75.9

	SBH		SB/RH
Segment total assets (in millions)	2020	2019	2020	2019
HHI	$1,786.5	$1,611.0	$1,786.5	$1,611.0
HPC	825.3	833.6	825.3	833.6
GPC	1,200.4	1,275.4	1,200.4	1,275.4
H&G	546.1	538.6	546.1	538.6
Total segment assets	4,358.3	4,258.6	4,358.3	4,258.6
Corporate and shared operations	749.0	987.4	826.0	1,032.6
Total assets	$5,107.3	$5,246.0	$5,184.3	$5,291.2

Net sales SBH and SB/RH for the years ended September 30, 2020, 2019 and 2018 and long-lived asset information as of September 30, 2020 and 2019 by geographic area are as follows:

	SBH and SB/RH
Net sales to external parties - Geographic Disclosure (in millions)	2020	2019	2018
United States	$2,822.5	$2,649.5	$2,627.2
Europe/MEA	683.9	656.6	669.4
Latin America	182.3	205.4	212.1
North America - Other	171.2	168.5	173.9
Asia-Pacific	104.3	122.1	126.1
Net sales	$3,964.2	$3,802.1	$3,808.7

	SBH		SB/RH
Long-lived assets - Geographic Disclosure (in millions)	2020	2019	2020	2019
United States	$354.7	$308.3	$354.7	$308.3
Europe/MEA	58.3	83.0	58.3	83.0
Latin America	15.1	19.3	15.1	19.3
North America - Other	3.5	1.1	3.5	1.1
Asia-Pacific	68.7	41.2	68.7	41.2
Total long-lived assets	$500.3	$452.9	$500.3	$452.9
Long-lived assets as of September 30, 2020 includes both property, plant, and equipment and ROU operating lease assets with the adoption of Topic 842. See Note 2 - Significant Accounting Policies and Practices for further discussion.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22 - EARNINGS PER SHARE – SBH
Basic earnings per share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that would occur if share-based awards were converted into common shares that then shared in the net income of the entity available to common shareholders, as long as their effect is not antidilutive. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of potentially diluted share-based awards. The Company uses the treasury stock method to reflect dilution of restricted stock units. Performance based restricted stock units are excluded if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the years ended September 30, 2020, 2019 and 2018, are as follows:

(in millions, except per share amounts)	2020	2019	2018
Numerator
Net income (loss) from continuing operations attributable to controlling interest	$83.8	$(188.0)	$356.5
Income from discontinued operations attributable to controlling interest	14.0	682.5	411.8
Net income attributable to controlling interest	$97.8	$494.5	$768.3
Denominator
Weighted average shares outstanding - basic	44.7	50.7	36.9
Dilutive shares	0.20	—	0.10
Weighted average shares outstanding - diluted	44.9	50.7	37.0
Earnings per share
Basic earnings per share from continuing operations	$1.88	$(3.71)	$9.64
Basic earnings per share from discontinued operations	0.31	13.47	11.15
Basic earnings per share	$2.19	$9.76	20.79
Diluted earnings per share from continuing operations	$1.87	$(3.71)	$9.62
Diluted earnings per share from discontinued operations	0.31	13.47	11.12
Diluted earnings per share	$2.18	$9.76	$20.74
Weighted average number of anti-dilutive shares excluded from denominator	—	0.2	—
As part of the Spectrum Merger, using (i) the 20-trading-day volume-weighted average price per share of Spectrum Legacy common stock ending on July 12, 2018, (ii) the number of shares of Spectrum Legacy common stock outstanding, the number of shares of Spectrum Legacy common stock held by HRG and its subsidiaries and the number of shares of Spectrum Legacy common stock outstanding as of July 12, 2018, (iii) $328.2 million of HRG net indebtedness and transaction expenses at closing, and (iv) a $200.0 million upward adjustment contemplated by the Merger Agreement, each HRG stockholder received a reverse stock split of approximately 0.1613 of each share of HRG stock. Each share of Spectrum Legacy common stock and outstanding was converted into the right to receive one share of newly issued HRG common stock and exchange for HRG common stock. Due to the share exchange with Spectrum Legacy common stock shareholders, the total outstanding shares of the Company effectively increased 20.6 million shares in addition to the Company’s outstanding shares post-reverse stock split previously discussed. See Note 4 – Acquisitions for further discussion on Spectrum Merger.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23 - QUARTERLY RESULTS (UNAUDITED)
Spectrum Brands Holdings, Inc.

	Quarter Ended
SBH 2020 (in millions, except per share)	September 30, 2020	June 28, 2020	March 29, 2020	December 29, 2019
Revenue	$1,170.6	$984.3	$937.8	$871.5
Gross profit	423.0	348.9	328.9	269.1
Net income (loss) attributable to controlling interest from continuing operations	43.7	137.1	(58.4)	(38.6)
Net income attributable to controlling interest from discontinued operations	1.7	8.0	1.4	2.8
Net income (loss) attributable to controlling interest	$45.4	$145.1	$(57.0)	$(35.8)
Basic earnings per share from continuing operations	$1.01	$3.19	$(1.29)	$(0.81)
Basic earnings per share from discontinued operations	0.04	0.18	0.03	0.06
Basic earnings per share	$1.05	$3.37	$(1.26)	$(0.75)
Diluted earnings per share from continuing operations	$1.01	$3.18	$(1.29)	$(0.81)
Diluted earnings per share from discontinued operations	0.04	0.18	0.03	0.06
Diluted earnings per share	$1.05	$3.36	$(1.26)	$(0.75)

	Quarter Ended
SBH 2019 (in millions, except per share)	September 30, 2019	June 30, 2019	March 31, 2019	December 30, 2018
Revenue	$993.0	$1,022.2	$906.7	$880.3
Gross profit	334.7	361.0	305.5	305.7
Net loss attributable to controlling interest from continuing operations	(79.0)	(24.7)	(55.0)	(29.3)
Net (loss) income attributable to controlling interest from discontinued operations	(16.7)	(1.2)	783.6	(83.2)
Net (loss) income attributable to controlling interest	$(95.7)	$(25.9)	$728.6	$(112.5)
Basic earnings per share from continuing operations	$(1.62)	$(0.51)	$(1.06)	$(0.56)
Basic earnings per share from discontinued operations	(0.35)	(0.02)	15.13	(1.55)
Basic earnings per share	$(1.97)	$(0.53)	$14.07	$(2.11)
Diluted earnings per share from continuing operations	$(1.62)	$(0.51)	$(1.06)	$(0.56)
Diluted earnings per share from discontinued operations	(0.35)	(0.02)	15.13	(1.55)
Diluted earnings per share	$(1.97)	$(0.53)	$14.07	$(2.11)
SB/RH Holdings, LLC

	Quarter Ended
SB/RH 2020 (in millions)	September 30, 2020	June 28, 2020	March 29, 2020	December 29, 2019
Revenue	$1,170.6	$984.3	$937.8	$871.5
Gross profit	423.0	348.9	328.9	269.1
Net income (loss) attributable to controlling interest from continuing operations	40.6	80.8	(55.8)	(37.7)
Net income attributable to controlling interest from discontinued operations	1.7	8.0	1.4	2.8
Net income (loss) attributable to controlling interest	$42.3	$88.8	$(54.4)	$(34.9)

	Quarter Ended
SB/RH 2019 (in millions)	September 30, 2019	June 30, 2019	March 31, 2019	December 30, 2018
Revenue	$993.0	$1,022.2	$906.7	$880.3
Gross profit	334.7	361.0	305.5	305.7
Net loss attributable to controlling interest from continuing operations	(79.7)	(28.9)	(13.4)	(19.2)
Net (loss) income attributable to controlling interest from discontinued operations	(16.7)	(1.2)	783.6	(83.2)
Net (loss) income attributable to controlling interest	$(96.4)	$(30.1)	$770.2	$(102.4)

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23 - QUARTERLY RESULTS (UNAUDITED) (continued)
During the fiscal third quarter of the year ended September 30, 2020, the Company identified an out of period error in Income from Discontinued Operations, net of tax, of $22.6 million as part of the return-to-provision adjustments. The Company has concluded that the misstatements are not material to the consolidated financial statements. The Company has updated the Consolidated Statement of Financial Position and Consolidated Statements of Income as of and for the three month period and year ended September 30, 2019 within this filing to reflect the corrected numbers. Refer Note 2 – Significant Accounting Policies and Practices for more information.
The following summarizes the impact to the net income on the Company’s consolidated financial statements for the three month period ended September 30, 2019:

	Three Month Period Ended September 30, 2019
SBH (in millions, except per share)	As reported	Adjustment	As Adjusted
Net loss attributable to controlling interest from discontinued operations	$(39.3)	$22.6	$(16.7)
Net loss attributable to controlling interest	(118.3)	22.6	(95.7)
Basic earnings per share from discontinued operations	(0.81)	0.46	(0.35)
Basic earnings per share	(2.43)	0.46	(1.97)
Diluted earnings per share from discontinued operations	(0.81)	0.46	(0.35)
Diluted earnings per share	(2.43)	0.46	(1.97)

	Three Month Period Ended September 30, 2019
SB/RH (in millions)	As reported	Adjustment	As Adjusted
Net (loss) income attributable to controlling interest from discontinued operations	$(39.3)	$22.6	$(16.7)
Net (loss) income attributable to controlling interest	(119.0)	22.6	(96.4)

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BRANDS HOLDINGS, INC.

By:	/s/ David M. Maura
David M. Maura
Chief Executive Officer and Chairman of the Board
DATE: November 18, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ David M. Maura David M. Maura	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Jeremy W. Smeltser Jeremy W. Smeltser	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ Daniel L. Karpel Daniel L. Karpel	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Anne S. Ward Anne S. Ward	Director

/s/ Gautam Patel Gautam Patel	Director

/s/ Norman S. Matthews Norman S. Matthews	Director

/s/ Terry L. Polistina Terry L. Polistina	Director

/s/ Hugh R. Rovit Hugh R. Rovit	Director

/s/ Sherianne James Sherianne James	Director

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB/RH HOLDINGS, LLC By: Spectrum Brands Holdings, Inc., its Sole Member

By:	/s/ David M. Maura
David M. Maura
Chief Executive Officer and Director
DATE: November 18, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sole Member of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ David M. Maura David M. Maura	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Jeremy W. Smeltser Jeremy W. Smeltser	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ Daniel L. Karpel Daniel L. Karpel	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Anne S. Ward Anne S. Ward	Director

/s/ Gautam Patel Gautam Patel	Director

/s/ Norman S. Matthews Norman S. Matthews	Director

/s/ Terry L. Polistina Terry L. Polistina	Director

/s/ Hugh R. Rovit Hugh R. Rovit	Director

/s/ Sherianne James Sherianne James	Director

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

Exhibit 10.4+
Employment Agreement dated September 1, 2014 between Spectrum Brands, Inc. and Douglas L. Martin (filed by incorporation by reference to Exhibit 99.1 to the Current Report on Form 8-K/A filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on September 2, 2014 (File No. 001-34757)).

Exhibit 10.5+
Amended and Restated Employment Agreement dated as of December 15, 2016, by and between Spectrum Brands, Inc. and Douglas L. Martin (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on December 19, 2016 (File No. 001- 34757)).

Exhibit 10.6+
Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan, as amended on January 28, 2014 (filed by incorporation by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 3, 2014 (File No. 001-34757)).

Exhibit 10.7+
Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (filed by incorporation by reference to Exhibit 4.8 to the Registration Statement filed on Form S-8 with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 1, 2017 (File No. 333-215850)).

Exhibit 10.8+
Form of Restricted Stock Unit Agreement under the Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (filed by incorporation by reference to Exhibit 4.9 to the Registration Statement filed on Form S-8 with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 1, 2017 (File No. 333-215850)).

Exhibit 10.9+
Form of Performance Compensation Award Agreement under the Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (filed by incorporation by reference to Exhibit 4.10 to the Registration Statement filed on Form S-8 filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 1, 2017 (File No. 333-215850)).

Exhibit 10.10+
Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc.) on August 7, 2020 (File No. 333-242343).

Exhibit 10.11+
Severance Agreement, dated as of November 19, 2012, by and between Spectrum Brands, Inc. and Nathan E. Fagre (filed by incorporation by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on November 21, 2012 (File No. 001-13615)).

Exhibit 10.12+
Amended and Restated Severance Agreement dated as of December 15, 2016, by and between Spectrum Brands, Inc. and Nathan E. Fagre (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on December 19, 2016 (File No. 001-34757)).

Exhibit 10.13+
Amended and Restated Severance Agreement dated as of December 15, 2016 by and between Spectrum Brands, Inc. and Stacey L. Neu (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on December 19, 2016 (File No. 001-34757)).

Exhibit 10.14+
Employment Agreement, dated March 16, 2015, among Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.), Spectrum Brands, Inc. and Andreas Rouve (filed by incorporation by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on May 1, 2015 (File No. 001-34757)).

Exhibit 10.15+
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

Exhibit 10.16+
Employment Agreement dated January 20, 2016 by and among Spectrum Brands, Inc. and David M. Maura (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on January 21, 2016 (File No. 001-34757)).

Exhibit 10.17+
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

Exhibit 10.18+
Release Agreement, dated as of July 13, 2018, by and between Ehsan Zargar and Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on July 13, 2018 (File No. 001-4219)).

Exhibit 10.19+
Release Agreement, dated as of July 13, 2018, by and between George Nicholson and Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on July 13, 2018 (File No. 001-4219)).

Exhibit 10.20+
Separation Agreement, dated as of September 13, 2018, by and among Nathan E. Fagre, Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) and Spectrum Brands, Inc. (incorporated herein by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on November 23, 2018 (File NO. 001-4219)).

Exhibit 10.21+
Separation Agreement, dated as of September 13, 2018, by and among Stacey L. Neu, Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) and Spectrum Brands, Inc. (incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on November 23, 2018 (File NO. 001-4219)).

Exhibit 10.22+
Employment Agreement, dated as of September 13, 2018, by and among Ehsan Zargar, Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) and Spectrum Brands, Inc. (incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on November 23, 2018 (File NO. 001-4219)).

Exhibit 10.23+
Severance Agreement, dated February 1, 2016, by and among Randal Lewis and Spectrum Brands, Inc. (incorporated herein by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on November 23, 2018 (File NO. 001-4219)).

Exhibit 10.24
Energizer Shareholder Agreement, dated as of January 28, 2019, by and among Spectrum Brands Holdings, Inc., Energizer Holdings, Inc. and Spectrum Brands, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on February 1, 2019 (File No. 001-4219)).

Exhibit 10.25+
Form of Agreement with David Maura and Ehsan Zargar Regarding Certain Provisions of Such Executive’s Respective Prior Separation Agreements with HRG Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on February 7, 2019 (File No. 001-4219)).

Exhibit 10.26+
Separation Agreement, dated as of September 9, 2019, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and Douglas L. Martin. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.27+
Employment Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Jeremy W. Smeltser. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc.(f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.28+
Employment Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Randal D. Lewis. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc.(f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.29+
Letter Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Rebeckah Long. (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group,Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.30+
Severance Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Rebeckah Long. (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 21.1*	Subsidiaries of Registrant
Exhibit 21.2*	List of Guarantor Subsidiaries
Exhibit 23.1*	Consent of Independent Registered Public Accounting Firm
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