Form 10-K/A
period 2020-09-30
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2021-01-27
CIK 109177, 1592706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to
                     _

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Offices and Telephone No.	IRS Employer Identification No.
1-4219	Spectrum Brands Holdings, Inc. (a Delaware corporation) 3001 Deming Way, Middleton, WI 53562 (608) 275-3340 www.spectrumbrands.com	74-1339132

SB/RH Holdings, LLC
333-192634-03	(a Delaware limited liability company) 3001 Deming Way, Middleton, WI 53562 (608) 275-3340	27-2812840
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of each exchange on which registered
Spectrum Brands Holdings, Inc.	Common Stock, Par Value $0.01	New York Stock Exchange

SB/RH Holdings, LLC	None	None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Spectrum Brands Holdings, Inc.	Yes ☒	No ☐
SB/RH Holdings, LLC	Yes ☐	No ☒
Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Spectrum Brands Holdings, Inc.	Yes ☐	No ☒
SB/RH Holdings, LLC	Yes ☐	No ☒
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company in Rule
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
The aggregate market value of the voting stock held by
non-affiliates
of Spectrum Brands Holdings, Inc. was approximately $1,502 million based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter (March 29, 2020). For the sole purposes of making this calculation, term
“non-affiliate”
has been interpreted to exclude directors and executive officers and other affiliates of the registrant. Exclusion of shares held by any person should not be construed as a conclusion by the registrant or an admission by any such person or that such person is an “affiliate” of the Company, as defined by applicable securities law.
As of January 14, 2021, there were outstanding 42,621,893 shares of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.
SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form
10-K
and has therefore omitted the information otherwise called for by Items 10 to 13 of Form
10-K
as allowed under General Instruction I(2)(c).
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC are filing this Amendment No. 1 (this “Form 10-K/A”) to their Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (“Fiscal 2020”) that was filed with the Securities and Exchange Commission (“SEC”) on November 18, 2020 (the “Original Form 10-K”) for the sole purpose of including certain of the information required by Part III of Form 10-K. As required by Rule
12b-15,
in connection with this Form 10-K/A, the Company’s Principal Executive Officer and Principal Financial Officer are providing Rule
13a-14(a)
certifications included herein.
Except as explicitly set forth herein, this Form 10-K/A does not purport to modify or update the disclosures in, or exhibits to, the Original Form 10-K or to update the Original Form 10-K to reflect events occurring after the date of such filing.

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
Our Board of Directors
Our directors are elected at each annual meeting of shareholders and hold office for staggered three-year terms. Our Nominating and Corporate Governance Committee (“NCG Committee”) considers and chooses nominees for our Board with the primary goal of presenting a well-qualified slate of candidates who will serve the interests of our Company and our shareholders, taking into account the attributes of each candidate’s professional skillset and credentials, as well as gender, age, ethnicity and personal background. In evaluating nominees, our NCG Committee reviews each candidate’s background and assesses each candidate’s independence, skills, experience and expertise based upon a number of factors. We seek directors with the highest professional and personal ethics, integrity and character that have experience at the governance and policy-making level in their respective fields. Our NCG Committee reviews the professional background of each candidate to determine whether each candidate has the appropriate experience and ability to effectively make important decisions as a member on our Board. Our NCG Committee also determines whether a candidate’s skills and experience complement and enhance the collective skills and experience of our existing Board members.
We are committed to ensuring that female and minority candidates are among the pool of individuals from which new Board nominees are selected. During Fiscal 2019 and 2020, we further advanced this objective by appointing to our Board two female candidates and a male candidate, all from a diverse background.
Our directors collectively represent a robust and diverse set of skills and experience, which we believe positions our Board and its committees well to effectively oversee the execution of our business strategy and to advance the interests of the Company and its stakeholders. The following table summarizes some of the key categories of skills and experience of our current directors:

Director Skills and Experience
✓ 100% : International Business Experience	✓ 100% : Business Operations

✓ 71% : Consumer Products	✓ 100% : Corporate Governance

✓ 100% : Corporate Strategy & Business Development	✓ 71% : Ethics/Corporate Social Responsibility

✓ 86% : Executive Leadership & Management	✓ 86% : Finance/Capital Management & Allocation

✓ 100% : Mergers & Acquisitions	✓ 86% : Public Company Executive Experience

✓ 71% : Marketing/Sales & Brand Management ✓ 71% : Accounting/Auditing	✓ 86% : Human Resources & Compensation ✓ 86% : Public Company Board Experience
In accordance with our Third Restated
By-laws
(our
“By-Laws”),
our Board currently consists of eight members. In accordance with our Amended and Restated Certificate of Incorporation (our “Charter”), our Board is divided into three classes (designated as Class I, Class II and Class III, respectively). One of the eight seats on the Board is currently vacant as we search for an appropriate candidate to fill the vacancy. The names of our seven current directors and their respective classes, ages, Board tenures and committee memberships are each set forth in the following table:

				Committee Membership***
Name	Class*	Age	Tenure**	A	C	NCG
Sherianne James Independent Director	I	52	2018			●

Norman S. Matthews Independent Director	I	88	2018		o	o

Hugh R. Rovit Independent Director	II	60	2018	o

Gautam Patel Independent Director	II	48	2020	o

David M. Maura Executive Chairman	III	48	2018

Terry L. Polistina Lead Independent Director	III	57	2018	●	●

Anne S. Ward Independent Director	III	48	2020

*
The term of our Class I directors expires at our 2022 annual stockholders meeting, our Class II directors expires at our 2023 annual stockholders meeting and our Class III directors expires at our 2021 annual stockholders meeting.

**	Tenure represents service on the Board of the Company following the Merger.

***	Committee membership: A = Audit Committee, C = Compensation Committee, NCG = NCG Committee; • indicates committee Chair, o indicates committee member.
Director Biographies
Set forth below are biographies for each of our directors, accompanied by descriptions of some of their key skills and experiences. The absence of any given category of key skills or experiences from the list preceding a director’s biography does not necessarily signify a lack of qualification in any such category.
Class I Directors

Sherianne James Independent Director since October 2018 Age: 52 Race/Ethnicity: African American Gender: Female

Independence & Committees: ● Independent Director ● Chair of our NCG Committee
Key Skills/Experience:

●   Business Operations

●   Consumer Products

●   Corporate Governance

●   Corporate Strategy & Business Development

●   Executive Leadership & Management

●   International Business Experience

●   Marketing/Sales & Brand Management

●   Mergers & Acquisitions

Sherianne James was appointed to our Board in October 2018. Ms. James has served as Chief Marketing Officer of Essilor of America since August 2017 and SVP of Customer Engagement since March 2020, and previously was Vice President, Consumer Marketing for the company since July 2016. From February 2011 to July 2016, she held positions of increasing responsibility in marketing and operations for Transitions Optical, a division of Essilor of America, culminating in her role as Vice President of Transitions Optical from April 2014 to July 2016. From July 2005 through December 2010, Ms. James was Senior Marketing Manager for Russell Hobbs/Applica. She previously held a number of key project manager, research manager and brand manager positions with Kraft Foods, Inc. and, later, Kraft/Nabisco Foods from June 1995 to June 2005. Ms. James earned a B.S. degree in chemical engineering from the University of Florida in 1994 and an MBA from Northwestern University’s Kellogg Graduate School of Management in 2002. Ms. James currently serves as chair of our NCG Committee.

Norman S. Matthews Independent Director since July 2018 Age: 88 Race/Ethnicity: Caucasian Gender: Male
Independence & Committees: ● Independent Director ● NCG Committee ● Compensation Committee
Key Skills/Experience:

●    Business Operations

●    Corporate Governance

●    Corporate Strategy & Business Development

●    Ethics/Corporate Social Responsibility

●    Executive Leadership & Management

●    Finance/Capital Management & Allocation

●    Human Resources & Compensation

●    International Business Experience

●    Marketing/Sales & Brand Management

●    Mergers & Acquisitions

●    Public Company Board Experience

●    Public Company Executive Experience

Norman S. Matthews was appointed to our Board in July 2018. From June 2010 to July 2018, Mr. Matthews served as one of the directors of SPB Legacy. Prior to that time, he had served as a director of Spectrum Brands, Inc., one of our subsidiaries (“SBI”), from August 2009 to June 2010. Mr. Matthews has over three decades of experience as a business leader in marketing and merchandising and is currently an independent business consultant. As former President of Federated Department Stores, he led the operations of one of the nation’s leading department store retailers with over 850 department stores, including those under the names of Bloomingdales, Burdines, Foley’s, Lazarus and Rich’s, as well as various specialty store chains, discount chains and Ralph’s Grocery. In addition to his senior management roles at Federated Department Stores, Mr. Matthews also served as Senior Vice President and General Merchandise Manager at E.J. Korvette and Senior Vice President of Marketing and Corporate Development at Broyhill Furniture Industries. Mr. Matthews is a Princeton University graduate and earned his MBA from Harvard Business School. He also currently serves on the Boards of Directors of Grocery Outlet Holding Corp., Party City Holdco, Inc. and The Children’s Place Retail Stores, Inc. and previously served as a director of Henry Schein, Inc., Sunoco, The Progressive Corporation, Toys “R” Us, Duff & Phelps Corporation and Federated Department Stores. He is a trustee emeritus at the American Museum of Natural History. Mr. Matthews is a member of our NCG Committee and our Compensation Committee.

Class II Directors

Hugh R. Rovit Independent Director since July 2018 Age: 60 Race/Ethnicity: Caucasian Gender: Male
Independence & Committees: ● Independent Director ● Audit Committee
Key Skills/Experience:

●    Accounting/Auditing

●    Business Operations

●    Consumer Products

●    Corporate Governance

●    Corporate Strategy & Business Development

●    Ethics/Corporate Social Responsibility

●    Executive Leadership & Management

●    Finance/Capital Management & Allocation

●    Human Resources & Compensation

●    International Business Experience

●    Marketing/Sales & Brand Management

●    Mergers & Acquisitions

●    Public Company Board Experience

●    Public Company Executive Experience

●    Supply Chain/Logistics

Hugh R. Rovit was appointed to our Board in July 2018. From June 2010 until July 2018, Mr. Rovit served as one of the directors of SPB Legacy. Prior to that time, he served as a director of SBI from August 2009 to June 2010. Mr. Rovit is currently Chief Executive Officer of S’well, Inc., a global manufacturer and marketer of reusable stainless-steel bottles and accessories. He previously served as Chief Executive Officer of Ellery Homestyles, a leading supplier of branded and private label home fashion products to major retailers, offering curtains, bedding, throws and specialty products, from May 2013 until its sale in September 2018 to a strategic competitor. Previously, Mr. Rovit served as Chief Executive Officer of Sure Fit Inc., a marketer and distributor of home furnishing products from 2006 through 2012 and was a Principal at turnaround management firm Masson & Company from 2001 through 2005. Previously, Mr. Rovit held the positions of Chief Financial Officer of Best Manufacturing, Inc., a manufacturer and distributor of institutional service apparel and textiles, from 1998 through 2001 and Chief Financial Officer of Royce Hosiery Mills, Inc., a manufacturer and distributor of men’s and women’s hosiery, from 1991 through 1998. Mr. Rovit is also a director of PlayPower, Inc., GSC Technologies, Inc. and previously served as a director of Nellson Nutraceuticals, Inc., Kid Brands Inc., Atkins Nutritional, Inc., Oneida, Ltd., Cosmetic Essence, Inc., Xpress Retail and Twin Star International. Mr. Rovit received his B.A. degree from Dartmouth College and has an MBA from Harvard Business School. Mr. Rovit is a member of our Audit Committee.

Gautam Patel Independent Director since October 2020 Age: 48 Race/Ethnicity: Asian Gender: Male
Independence & Committees: ● Independent Director ● Audit Committee
Key Skills/Experience:

●    Accounting/Auditing

●    Business Operations

●    Corporate Governance

●    Corporate Strategy & Business Development

●    Finance/Capital Management & Allocation

●    Human Resources & Compensation

●    International Business Experience

●    Mergers & Acquisitions

●    Public Company Board Experience

Gautam Patel was appointed to our Board in October 2020. Mr. Patel has served as Managing Director of Tarsadia Investments, a private investment firm based in Newport Beach, California, since 2012. In that role, Mr. Patel has led a team of investment professionals to identify, evaluate and execute principal control equity investments across sectors including life sciences, financial services and technology. Prior to joining Tarsadia, Mr. Patel served as Managing Director at Lazard from 2008 to 2012, where he led financial and strategic advisory efforts in sectors including transportation and logistics, private equity and healthcare. Prior to that, Mr. Patel served in a variety of advisory roles at Lazard from 1999 to 2008, including restructuring, bankruptcy and corporate reorganization assignments in 2001 and 2008. From 1994 to 1997, Mr. Patel was an Analyst at Donaldson, Lufkin & Jenrette, where he worked on mergers and acquisitions as well as high-yield and equity financings. Mr. Patel is currently a Board Member of Amneal Pharmaceuticals (NYSE: AMRX). Mr. Patel also serves on the board of Casita Maria Center for Arts and Education, a New York-based nonprofit organization which aims to empower children through arts-based education. Mr. Patel received a B.A. from Claremont McKenna College, a B.S. from Harvey Mudd College, an MSc from the London School of Economics and an MBA from the University of Chicago. Mr. Patel is a member of our Audit Committee.

Class III Directors

David M. Maura Director since July 2018 Age: 48 Race/Ethnicity: Caucasian Gender: Male
Independence & Committees: ● None
Key Skills/Experience:

●    Accounting/Auditing

●    Business Operations

●    Consumer Products

●    Corporate Governance

●    Corporate Strategy & Business Development

●    Ethics/Corporate Social Responsibility

●    Executive Leadership & Management

●    Finance/Capital Management & Allocation

●    Human Resources & Compensation

●    International Business Experience

●    Mergers & Acquisitions

●    Public Company Board Experience

●    Public Company Executive Experience

●    Risk Management & Oversight

David M. Maura was appointed our Executive Chairman and our Chief Executive Officer in July 2018. Previously, he had served as the Executive Chairman, effective as of January 2016, and as Chief Executive Officer, effective as of April 2018, of SPB Legacy. Prior to such appointment, Mr. Maura served as non-executive
Chairman of the board of directors of SPB Legacy since July 2011 and served as interim Chairman and as one of the directors of SPB Legacy since June 2010. Mr. Maura was a Managing Director and the Executive Vice President of Investments at HRG Group, Inc. (“HRG Legacy”) from October 2011 until November 2016 and had been a member of HRG Legacy’s board of directors from May 2011 until December 2017. Mr. Maura previously served as a Vice President and Director of Investments of Harbinger Capital Partners LLC (“Harbinger Capital”) from 2006 until 2012. Prior to joining Harbinger Capital in 2006, Mr. Maura was a Managing Director and Senior Research Analyst at First Albany Capital, Inc., where he focused on distressed debt and special situations, primarily in the consumer products and retail sectors. Prior to First Albany, Mr. Maura was a Director and Senior High Yield Research Analyst in Global High Yield Research at Merrill Lynch & Co. Previously, Mr. Maura was a Vice President and Senior Analyst in the High Yield Group at Wachovia Securities, where he covered various consumer product, service, and retail companies. Mr. Maura began his career at ZPR Investment Management as a Financial Analyst.

Mr. Maura served as Chairman, President and Chief Executive Officer of Mosaic Acquisition Corp., a special purpose acquisition company, from October 2017 to January 2020, when the company merged with Vivint Smart Home, Inc. (“Vivint”). Mr. Maura served as an outside director on Vivint’s board until March 2020 when he resigned from the board of Vivint. He previously served on the boards of directors of Ferrous Resources, Ltd., Russell Hobbs, and Applica. Mr. Maura received a B.S. degree in Business Administration from Stetson University and is a CFA charterholder.

Terry L. Polistina Lead Independent Director since July 2018 Age: 57 Race/Ethnicity: Caucasian Gender: Male
Independence & Committees: ● Independent Director ● Chair of our Audit Committee ● Chair of our Compensation Committee
Key Skills/Experience:

●    Accounting/Auditing

●    Business Operations

●    Consumer Products

●    Corporate Governance

●    Corporate Strategy & Business Development

●    Ethics/Corporate Social Responsibility

●    Executive Leadership & Management

●    Finance/Capital Management & Allocation

●    Human Resources & Compensation

●    International Business Experience

●    Marketing/Sales & Brand Management

●    Mergers & Acquisitions

●    Public Company Board Experience

●    Public Company Executive Experience

●    Risk Management & Oversight

●    Supply Chain/Logistics

Terry L. Polistina was appointed to our Board in July 2018. From June 2010 until July 2018, Mr. Polistina served as one of the directors of SPB Legacy. Since July 2018, Mr. Polistina has also served as the Lead Independent Director of the Board. Prior to that, he served as a director of SBI from August 2009 to June 2010. Mr. Polistina served as the President, Small Appliances of SPB Legacy beginning in June 2010 and became President - Global Appliances of SPB Legacy in October 2010 until September 2013. Prior to that, Mr. Polistina served as the Chief Executive Officer and President of Russell Hobbs from 2007 until 2010. Mr. Polistina served as Chief Operating Officer at Applica from 2006 to 2007 and Chief Financial Officer from 2001 to 2007, at which time Applica combined with Russell Hobbs. Mr. Polistina previously served as a director of privately held Entic, Inc. Mr. Polistina received an undergraduate degree in finance from the University of Florida and holds an MBA from the University of Miami. Mr. Polistina is the Chair of our Audit Committee and Compensation Committee and serves as the Lead Independent Director of the Board.

Anne S. Ward Independent Director since October 2020 Age: 48 Race/Ethnicity: African American Gender: Female
Independence & Committees: ● Independent Director
Key Skills/Experience:

●    Accounting/Auditing

●    Business Operations

●    Consumer Products

●    Corporate Governance

●    Corporate Strategy & Business Development

●    Ethics/Corporate Social Responsibility

●    Executive Leadership & Management

●    Finance/Capital Management & Allocation

●    Human Resources & Compensation

●    International Business Experience

●    Marketing/Sales & Brand Management

●    Mergers & Acquisitions

●    Public Company Board Experience

●    Public Company Executive Experience

●    Risk Management & Oversight

●    Supply Chain/Logistics

Anne S. Ward was appointed to our Board in October 2020. Ms. Ward currently serves as the Chief Executive Officer of CURiO Brands, a privately held consumer goods company that manufactures and sells a portfolio of personal care and home fragrance brands. She joined the company in April 2012 as the CEO of Thymes and subsequently led a merger with DPM Fragrance to form CURiO. Prior to CURiO, Ms. Ward founded The FORWARD Group, a consulting firm focused on developing growth strategies for mid-sized
companies and key executives and served as its CEO from July 2010 until April 2012. From October 2007 until July 2010, Ms. Ward was the President and Chief Operating Officer of Johnson Publishing Company where she led the Ebony, Jet and Fashion Fair Cosmetics business units. Prior to her role at Johnson Publishing Company, Ms. Ward served as an Assistant Vice President of marketing for The Coca-Cola Company from September 2006 until September 2007 leading growth strategies for Coca-Cola, Sprite, Dasani and other key brands. Ms. Ward also held several positions of increasing responsibility within manufacturing and brand management at Procter & Gamble between May 1994 and August 2006. She led well-established, global brands including Pampers and Clairol as well as consumer growth strategies for the Beauty division. Ms. Ward currently serves as a Board Member of SPS Commerce, Inc. (NASDAQ: SPSC) and Vanda Pharmaceuticals, Inc. (NASDAQ: VNDA). She holds a B.S. in Mechanical Engineering and Material Science from Duke University and an MBA from Duke University’s Fuqua School of Business.

Our Executive Officers
Our executive officers serve at the discretion of our Board. Our Board selected each of our executive officers because his or her background provides each executive with the experience and skillset geared toward helping us succeed in our business strategy. Our management team is composed of seasoned executives who all focus on the performance of our Company to drive long-term outcomes for us. We are committed to ensuring that female and minority candidates are among the pool of individuals from which new executive officers are selected. During Fiscal 2019, we made progress in advancing this objective by appointing to our executive team a woman and a candidate from a diverse background. We are committed to further progressing this objective in the future.
Included in the discussion below is information regarding our executive officers who do not serve as directors of our Company. See “
Our Board of Directors
” above for certain information regarding David Maura, our only director-employee.

Randal D. Lewis Executive Vice President, Chief Operating Officer since October 2018 Age: 54 Race/Ethnicity: Caucasian Gender: Male

Randal D. Lewis was appointed our Chief Operating Officer in October 2018 and Executive Vice President in September 2019. He has direct responsibility for all operating divisions. Mr. Lewis was previously the President of our Global Consumer Division from March 2018, which included our Global Auto Care, Global Pet Care and Home & Garden business units. Prior to that, he was President of our Pet, Home & Garden business units since November 2014. Previous to that, he was Senior Vice President and General Manager of our Home & Garden business since January 2011. From April 2005 to January 2011, Mr. Lewis served as our Home & Garden business’s Vice President, Manufacturing and Vice President, Operations. Prior to that, Mr. Lewis held various leadership roles from October 1997 to April 2005 with the former owners of United Industries Corporation, which is now owned by the Company and from January 1989 to October 1997 Mr. Lewis worked at Unilever. Mr. Lewis earned a B.S. degree in mechanical engineering from the University of Illinois, Urbana-Champaign.

Rebeckah Long Senior Vice President, Global Human Resources since September 2019 Age: 46 Race/Ethnicity: Caucasian Gender: Female

Rebeckah Long was appointed our Senior Vice President, Global Human Resources in September 2019 and has direct responsibility for consistent delivery and execution of the Human Resource function globally. Ms. Long previously served as Vice President of Global Human Resources of Spectrum Brands since April 2019. Prior to that, she was Human Resource Business Partner for several business divisions within Spectrum Brands since March 2008, with a focus on talent strategy and organizational effectiveness. Prior to joining Spectrum Brands, she was the Regional Human Resources Manager for United Rentals, Inc. from June 2000 to February 2008 and was responsible for the integration of over 25 businesses into the United Rentals portfolio. Ms. Long earned a B.S. degree in Economics from Illinois State University.

Jeremy W. Smeltser Executive Vice President, Chief Financial Officer since November 2019 Age: 46 Race/Ethnicity: Caucasian Gender: Male

Jeremy W. Smeltser was appointed our Executive Vice President on October 1, 2019 and was appointed our Chief Financial Officer on November 17, 2019. He previously served as Vice President and Chief Financial Officer of SPX Flow, Inc. (“SPX Flow”). Prior to his role at SPX Flow, he served as Vice President and Chief Financial Officer of SPX Corporation, where he served in various roles, including as Vice President and Chief Financial Officer, Flow Technology and became an officer of SPX Corporation in April 2009. Mr. Smeltser joined SPX Corporation in 2002 from Ernst & Young LLP, where he was an audit manager in Tampa, Florida. Prior to that, he held various positions with Arthur Andersen LLP in Tampa, Florida and Chicago, Illinois, focused primarily on assurance services for global manufacturing clients. Mr. Smeltser earned a B.S. degree in Accounting from Northern Illinois University.

Ehsan Zargar Executive Vice President, General Counsel and Corporate Secretary since October 2018 Age: 43 Race/Ethnicity: Asian (Middle East) Gender: Male

Ehsan Zargar was appointed our Executive Vice President, General Counsel and Corporate Secretary on October 1, 2018. Mr. Zargar is responsible for the Company’s legal, environmental, social and governance (“ESG”), health and safety, insurance and real estate functions. From June 2011 until July 2018, Mr. Zargar held a number of increasingly senior positions with HRG Legacy, including serving as its Executive Vice President and Chief Operating Officer from January 2017 until July 2018, as its General Counsel since April 2015 and as Corporate Secretary since February 2012. From August 2017 until July 2018, Mr. Zargar served as a director of SPB Legacy. From November 2006 to June 2011, Mr. Zargar worked in the New York office of Paul, Weiss, Rifkind, Wharton & Garrison LLP. Previously, Mr. Zargar practiced law at another major law firm focusing on general corporate matters. Mr. Zargar received a law degree from Faculty of Law at the University of Toronto and a B.A. from the University of Toronto.

Corporate Governance
The following table provides an overview of our corporate governance, including recent enhancements and existing practices.

Recent Enhancements	Existing Practices

✓  Increased diversity among Board and executive team

✓  Adopted majority voting and a director resignation policy

✓  Strengthened our stock ownership guidelines

✓  Strengthened our anti-hedging policy

✓  Adopted an anti-pledging policy

✓  Hired a new independent compensation consultant

✓  Adopted a Board Diversity Policy

✓  Independent lead director

✓  Majority of the Board composed of independent directors

✓  All committees composed entirely of independent directors

✓  Anti-hedging policy

✓  Robust clawback policy

✓  All three members of our Audit Committee are financial experts

✓  Completed our transition to a stand-alone independent company

Board Structure
Lead Independent Director
Mr. Polistina was appointed to our Board as our Lead Independent Director in July 2018. In his capacity as our Lead Independent Director, Mr. Polistina:

•	presides at all meetings of the Board at which the Chairman of the Board is not present;

•	presides at all executive sessions of the independent members of the Board and has the authority to call meetings of the independent members of the Board;

•
serves as liaison between the management and the independent members of the Board and provides our Chief Executive Officer (“CEO”) and other members of management with feedback from executive sessions of the independent members of the Board;

•	reviews and approves the information to be provided to the Board;

•	reviews and approves meeting agendas and coordinates with management to develop such agendas;

•	approves meeting schedules to assure there is sufficient time for discussion of all agenda items;

•	if requested by major shareholders, ensures that he is available for consultation and direct communication;

•	interviews, along with the Chair of our NGC Committee, Board and senior management candidates and makes recommendations with respect to Board candidates and hiring of senior management;

•	consults with other members of our Compensation Committee with respect to the performance review of our CEO and other member of our senior management team; and

•	performs such other functions and responsibilities as requested by the Board from time to time.
Mr. Maura serves as our Executive Chairman and our CEO. Given Mr. Maura’s broad experience in mergers and acquisitions, the consumer products and retail sectors and finance and investments, as well as his role in SPB Legacy’s strategy and growth since 2010, our Board believes that it is in the best interest of the Company for Mr. Maura to concurrently serve as our Executive Chairman and CEO.
Director Independence
In accordance with the New York Stock Exchange Listed Company Manual (the “NYSE Rules”) and our Corporate Governance Guidelines, a majority of our Board is required to be composed of independent directors. All of our directors, except for David Maura (our Chairman and CEO), qualify as independent directors. More specifically, our Board has affirmatively determined that none of the following directors has a material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company): Sherianne James, Norman S. Matthews, Terry L. Polistina, Hugh R. Rovit, Gautam Patel and Anne S. Ward. Our Board has adopted the definition of “independent director” set forth under Section 303A.02 of the NYSE Rules to assist it in making determinations of independence. Our Board has determined that the directors referred to above currently meet these standards and qualify as independent.
Meetings of Independent Directors
The Company generally holds executive sessions at each Board and committee meeting. In his capacity as our Lead Independent Director, Mr. Polistina presides over executive sessions of the entire Board and the Chair of each committee presides over the executive sessions of that committee.
Committees Established by Our Board of Directors
Our Board has designated three principal standing committees: our Audit Committee, our Compensation Committee and our NCG Committee, each of which has a written charter addressing each such committee’s purpose and responsibilities. Each such committee is composed entirely of independent directors.
Audit Committee
Our Audit Committee has been established in accordance with Section 303A.06 of the NYSE Rules and Rule
10A-3
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the purpose of overseeing the Company’s accounting and financial reporting processes and audits of our financial statements. Our Audit Committee is responsible for monitoring (i) the integrity of our financial statements, (ii) our independent registered public accounting firm’s qualifications and independence, (iii) the performance of our internal audit function and independent auditors and (iv) our compliance with legal and regulatory requirements. The responsibilities and authority of our Audit Committee are described in further detail in the Charter of the Audit Committee, as adopted by our Board in July 2018, a copy of which is available at our website www.spectrumbrands.com under “
Investor Relations—Corporate Governance Documents
.”
The current members of our Audit Committee are Terry L. Polistina (Chair), Hugh R. Rovit and Gautam Patel. Our Board has determined that each member of our Audit Committee qualifies as an “audit committee financial expert” as defined in the rules promulgated by the SEC in furtherance of Section 407 of the Sarbanes-Oxley Act of 2002. Our Board has determined that all of the members of our Audit Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Rules, Section 10A(m)(3)(B) of the Exchange Act and Exchange Act Rule
10A-3(b).

Compensation Committee
Our Compensation Committee is responsible for (i) overseeing our compensation and employee benefits plans and practices, including our executive compensation plans and our incentive compensation and equity-based plans, (ii) evaluating and approving the performance of our Executive Chairman and CEO and other executive officers in light of those goals and objectives and (iii) reviewing and discussing with management our compensation discussion and analysis disclosure and compensation committee reports in order to comply with our public reporting requirements. The responsibilities and authority of our Compensation Committee are described in further detail in the Charter of the Compensation Committee, as adopted by our Board in November 2020, a copy of which is available at our website www.spectrumbrands.com under “
Investor Relations—Corporate Governance Documents
.”
The current members of our Compensation Committee are Terry L. Polistina (Chair) and Norman S. Matthews . Our Board has determined that all of the members of our Compensation Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Rules.
NCG Committee
Our NCG Committee is responsible for (i) identifying and recommending to our Board individuals qualified to serve as our directors and on our committees of our Board, (ii) advising our Board with respect to board composition, procedures and committees, (iii) developing and recommending to our Board a set of corporate governance principles applicable to the Company and (iv) overseeing the evaluation process of our Board, the committees of the Board, the individual directors and our Executive Chairman and CEO. The responsibilities and authority of our NCG Committee are described in further detail in the Charter of the NCG Committee, as adopted by our Board in July 2018, a copy of which is available at our website www.spectrumbrands.com under “
Investor Relations—Corporate Governance Documents.
”
The current members of our NCG Committee are Sherianne James (Chair) and Norman S. Matthews. Ms. James was appointed as a member of the NCG Committee on January 28, 2020 and was appointed Chair of the NCG Committee on June 18, 2020. Our Board has determined that all of the members of our NCG Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Rules.
Board and Committee Activities
During Fiscal 2020, our Board held a total of nine meetings and acted by unanimous written consent on a total of three occasions. Our Audit Committee held a total of four meetings during Fiscal 2020. Our Compensation Committee held six meetings and acted by unanimous written consent on two occasions during Fiscal 2020. Our NCG Committee held six meetings and acted by unanimous written consent on one occasion during Fiscal 2020.
During Fiscal 2020, all of our directors attended at least 75% of the meetings of the Board and committees on which they served.
Our Practices and Policies
Corporate Governance Guidelines and Code of Ethics and Business Conduct
Our Board has adopted our Corporate Governance Guidelines to assist it in the exercise of its responsibilities. These guidelines reflect our Board’s commitment to monitor the effectiveness of policy and decision-making both at our Board and management level, with a view to enhancing stockholder value over the long term. Our Corporate Governance Guidelines address, among other things, our Board and Board committee composition and responsibilities, director qualifications standards and selection and evaluation of our CEO. In addition, pursuant to these guidelines, our Board has formalized a process by which our directors are assessed annually by our NCG Committee. The assessment includes a peer review process and evaluates the Board as a whole, the committees of the Board and the individual directors. In carrying out this assessment, we may retain an external evaluator to assist our Board and NCG Committee at least every three years. Our Board has adopted a Code of Business Conduct and Ethics Policy for directors, officers and employees and a Code of Ethics for the Principal Executive and Senior Financial Officers to provide guidance to our CEO, chief financial officer (“CFO”), principal accounting officer or controller and our business segment chief financial officers or persons performing similar functions.

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
Board Diversity Policy
In October 2020, our Board adopted a Board Diversity Policy. The purpose of this policy is to set out the basic principles to be followed to ensure that the Board has the appropriate balance of skills, experience and diversity of perspectives necessary to enhance the effectiveness of the Board and to maintain the highest standards of corporate governance. Pursuant to this policy, selection of Board candidates shall be based on a range of perspectives with reference to the Company’s business model and specific needs, including, but not limited to, talents, skills and expertise, industry experience, professional experience, gender, age, race, language, cultural background, educational background and other similar characteristics.
Anti-Hedging Policy
The Company believes it is improper and inappropriate for our directors, officers and employees and certain of their family members (each, a “Subject Person”) to engage in hedging, short-term or speculative transactions involving the Company’s securities. Our anti-hedging policy, which we further strengthened during Fiscal 2019, applies to all Subject Persons. The Company prohibits Subject Persons from engaging in (i) derivative, speculative, hedging or monetization transactions in Company securities (including, but not limited to, any trading on derivatives (such as swaps, forwards, and/or futures) of Company securities that allow a stockholder to lock in the value of Company securities in exchange for all or part of the potential upside appreciation in the value of such stock), (ii) short sales (i.e., selling stock the Subject Person does not own and borrowing shares to make delivery) and (iii) buying or selling puts, calls, options or other derivatives in respect of Company securities.
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

Transactions subject to our securities trading policy include, among others, purchases and sales of Company stock, bonds, options, puts and calls, derivative securities based on securities of the Company, gifts of Company securities, contributions of Company securities to a trust, sales of Company stock acquired upon the exercise of stock options, broker-assisted cashless exercises of stock options, market sales to raise cash to fund the exercise of stock options and trades in Company’s stock made under an employee benefit plan.
Stock Ownership Guidelines
Our Board believes that our directors, named executive officers (“NEOs”) and certain of the Company’s other officers and employees should own and hold Company common stock to further align their interests with the interests of stockholders and to further promote the Company’s commitment to sound corporate governance.
To memorialize this commitment, effective January 29, 2013, our Board, upon the recommendation of our Compensation Committee, established stock ownership and retention guidelines (the “SOG”) applicable to the Company’s directors, NEOs and all other officers of the Company and its subsidiaries with a level of Vice President or above (such officers and our NEOs, our “Covered Officers”). Effective January 1, 2020, the Company improved and enhanced the SOG to further align it with best practices by: (i) increasing our directors’ and Covered Officers’ retention requirement from 25% to 50% of their net after-tax
shares received under awards granted (other than equity awards granted pursuant to the annual cash bonus plan) until they reach their required stock ownership under the SOG; and (ii) extending the applicable time period for our directors and Covered Officers to achieve the minimum ownership requirements to five years from the date of eligibility or promotion. Even when the required stock ownership is obtained, all employee incentive plan participants, including NEOs, are subject to an additional stock retention requirement requiring them to retain at least 25% of their net after-tax
shares of Company stock received under awards for one year after the date of vesting.
Under the updated SOG, our directors are expected to achieve stock ownership with a value of at least five times their annual cash retainer. In addition, our Covered Officers are expected to achieve the levels of stock ownership indicated below (which equal a dollar value of stock based on a multiple of the Covered Officer’s base salary).

Position	$ Value of Stock to be Retained (Multiple of Base Salary or Cash Retainer)	Years to Achieve

Board Members	5x Cash Retainer	5 years

Executive Chairman and CEO	5x Base Salary	5 years

Chief Operating Officer, CFO, General Counsel and Presidents of our Business Units	3x Base Salary	5 years

Senior Vice Presidents	2x Base Salary	5 years

Vice Presidents	1x Base Salary	5 years
The stock ownership levels attained by a director or a Covered Officer are based on shares directly owned by the director or Covered Officer, whether through earned and vested restricted stock units (“RSU”) or performance stock units (“PSU”) or restricted stock grants or open market purchases. Unvested restricted shares, unvested RSUs and PSUs and stock options do not count toward the ownership goals; provided, that, effective January 1, 2020, unvested time-based restricted stock and unvested time-based RSUs count toward the ownership goals. On an annual basis, our Compensation Committee reviews the progress of our directors and Covered Officers in meeting these guidelines. In some circumstances, failure to meet the guidelines by a director or a Covered Officer could result in additional retention requirements or other actions by our Compensation Committee.
Compensation Clawback Policy
We have adopted a Compensation Clawback Policy setting forth the conditions under which applicable incentive compensation provided to our executive officers may be subject to forfeiture, disgorgement, recoupment or diminution (“clawback”). This policy provides that our Board or our Compensation Committee shall require the clawback or adjustment of incentive-based compensation to the Company in the following circumstances:

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

●
As required by Section 954 of the Dodd-Frank Act and Rule
10D-1of
the Exchange Act, which generally require that, in the event the Company is required to prepare an accounting restatement due to its material noncompliance with financial reporting requirements under the securities laws, the Company may recover from any of its current or former executive officers who received incentive compensation, including stock options, during the three-year period preceding the date on which the Company is required to prepare a restatement based on the erroneous financial reporting, any amount that exceeds what would have been paid to the executive officer after giving effect to the restatement; and

●	As required by any other applicable law, regulation or regulatory requirement.
Additionally, our Board or Compensation Committee in their discretion may require that any executive officer who has been awarded incentive-based compensation shall forfeit, disgorge, return or adjust such compensation in the following circumstances:

●
If the Company suffers significant financial loss, reputational damage or similar adverse impact as a result of actions taken or decisions made by the executive officer in circumstances constituting illegal or intentionally wrongful conduct or gross negligence; or

●
If the executive officer is awarded or is paid out under any incentive compensation plan of the Company on the basis of a material misstatement of financial calculations or information or if events coming to light after the award disclose a material misstatement which would have significantly reduced the amount of the award or payout if known at the time of the award or payout.

The awards and incentive compensation subject to clawback under this policy include vested and unvested equity awards, shares acquired upon vesting or lapse of restrictions, short- and long-term incentive bonuses and similar compensation, discretionary bonuses, any other awards or compensation under the Company’s equity plans and any other incentive compensation plan of the Company. Any clawback under this policy may, in the discretion of our Board or Compensation Committee, be effectuated through the reduction, forfeiture or cancellation of awards, the return of paid-out
cash or exercised or released shares, adjustments to future incentive compensation opportunities or in such other manner as our Board and Compensation Committee determine to be appropriate, except as otherwise required by law.
In addition, under the Company’s equity plans, any equity award granted may be cancelled by our Compensation Committee in its sole discretion, except as prohibited by applicable law, if the participant, without the consent of the Company, while employed by or providing services to the Company or any affiliate or after termination of such employment or service, violates a non-competition,
non-solicitation
or
non-disclosure
covenant or agreement or otherwise engages in activity that is in conflict with or is adverse to the interests of the Company or any affiliate, including fraud or conduct contributing to any financial restatements or irregularities engaged in, as determined by our Compensation Committee in its sole discretion. Our Compensation Committee may also provide in any award agreement that the participant will forfeit any gain realized on the vesting or exercise of such award and must repay the gain to the Company, in each case except as prohibited by applicable law, if (i) the participant engages in any activity referred to in the preceding sentence or (ii) the amount of any such gain is in excess of what the participant should have received under the terms of the award for any reason (including without limitation by reason of a financial restatement, mistake in calculations or other administrative error). Additionally, awards are subject to clawback, forfeiture or similar requirements to the extent required by applicable law (including without limitation Section 304 of the Sarbanes-Oxley Act and Section 954 of the Dodd-Frank Act). Equity awards issued have included these provisions.
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

In Fiscal 2020, our management and our Audit Committee reviewed our reporting processes and took a number of actions to further enhance such processes. In connection with such efforts, we made changes to our internal control over financial reporting in order to remediate the material weakness that we disclosed in our Original Form
10-K.
We expect remediation of this material weakness will be completed during fiscal year 2021. See Item 9A of our Original Form
10-K
for a detailed discussion of this remediation process.
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
While our corporate social responsibility commitments address many areas, we focus on four key priorities: product and content safety, environmental sustainability, human rights and ethical sourcing and diversity and inclusion.

●
Product
 & Content Safety
– Product safety is essential to upholding our consumers’ trust and expectations and we embed quality and safety processes into every product we deliver. This includes embracing our responsibility to create safe, high-quality products and marketing them responsibly. It is an important part of how we uphold our commitments to all our consumers.

●
Environmental Sustainability
–
We are passionate about protecting our planet and conserving natural resources for future generations, including pursuing innovative ways to reduce our environmental impacts across our businesses. We drive our strategic environmental blueprint across our organization with the intention of reducing the environmental impacts of our products, minimizing the environmental footprint of our operations and processes and encouraging our employees and partners to embrace and promote environmental responsibility.

●
Human Rights
 & Ethical Sourcing
– Treating people with fairness, dignity and respect and operating ethically in our supply chain are our core values. We demonstrate these deep beliefs in the way we treat our employees and in the expectations and requirements we have of those with whom we do business. We work with our third-party factories and licensees to ensure all products are manufactured in safe and healthy environments and the human rights of workers in our supply chain are being upheld.

●
Diversity
 & Inclusion
–
We believe that supporting gender equality and promoting inclusion across our business and society makes the world a better place for all. We know that the more inclusive we are as a company, the stronger our business will be. We support the personal and professional growth of our diverse worker base, with a goal of positively impacting their lives and well-being.

Related-Person Transactions Policy
Our Board has adopted a written policy for the review, approval and ratification of transactions that involve related persons and potential conflicts of interest. See “
Certain Relationships and Related Transactions
” for discussion of this policy and disclosure of our related-person transactions.
Transfer of Our Shares of Common Stock
Our Company has substantial deferred tax assets related to net operating losses and tax credits (together, “Tax Attributes”) for U.S. federal and state income tax purposes. These Tax Attributes are an important asset of the Company because we expect to use these Tax Attributes to offset future taxable income. The Company’s ability to utilize or realize the carrying value of such Tax Attributes may be impacted if the Company experiences an “ownership change” or certain other events under applicable tax rules. If an “ownership change” were to occur, we could lose the ability to use a significant portion of our Tax Attributes, which could have a material adverse effect on the Company’s results of operations and financial condition.

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
Governance Documents Availability
We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics for directors, officers and employees, Code of Ethics for the Principal Executive and Senior Financial Officers, Director Resignation Policy, Board Diversity Policy, Charter,
By-laws,
Audit Committee Charter, Compensation Committee Charter and NCG Committee Charter on our website www.spectrumbrands.com under “
Investor Relations—Corporate Governance Documents
.” We intend to disclose any amendments to, and, if applicable, any waivers of, these governance documents on that section of our website. These governance documents are also available in print without charge to any stockholder of record that makes a written request to the Company. Inquiries must be directed to the Investor Relations Department at Spectrum Brands Holdings, Inc., 3001 Deming Way, Middleton, WI 53562.
Director Compensation
Our Compensation Committee is responsible for approving, subject to review by our Board as a whole, compensation programs for our non-employee
directors. In that function, our Compensation Committee considers market and peer company data regarding director compensation and annually evaluates the Company’s director compensation practices in light of that data and the characteristics of the Company as a whole, with the assistance of its independent compensation advisors. Our director compensation program for each non-employee
director is described in the table and discussion below. Mr. Maura, our only director who is an employee of the Company, does not receive compensation for his service as a director.
For Fiscal 2020, compensation for service on the standing committees of our Board, was paid in an annual amount as follows below.

Committee	Chair Annual Retainer	Member Annual Retainer
Audit	$20,000	N/A
Compensation	$15,000	N/A
NCG	$15,000	N/A
Director Compensation Table for Fiscal 2020
Under our director compensation program, at the beginning of each fiscal year, each non-employee
director receives an annual grant of RSUs equal to that number of shares of the Company’s common stock with a value on the date of grant of $125,000. Additionally, each director is eligible to receive an annual cash retainer of $105,000 which is paid quarterly. In addition, the Lead Independent Director (Mr. Polistina was appointed to this position in July 2018) receives an additional annual cash retainer of $40,000 and an additional annual equity retainer amount of $20,000. Directors are permitted to make an annual election to receive all of their director compensation (including for service on committees of our Board) in the form of Company stock in lieu of cash. For Fiscal 2020, the grants of RSUs were made on December 16, 2019. All such RSUs vested at the end of Fiscal 2020, which is October 1, 2020
The table set forth below, together with its footnotes, provides information regarding compensation paid to our directors in Fiscal 2020.

Name (1)	Fees Earned or Paid in Cash (2)	Stock Awards (3)(4)	All Other Compensation (5)	Total
Kenneth C. Ambrecht (6)	$ -	$ 245,482	$5,509	$250,991
David S. Harris (7)	$ -	$ 230,443	$5,171	$235,614
Sherianne James	$ 105,000	$ 125,236	$3,081	$233,317
Norman S. Matthews	$ -	$ 245,482	$5,509	$250,991
Terry L. Polistina	$ -	$ 310,627	$5,621	$316,248
Hugh R. Rovit	$105,000	$ 125,236	$5,171	$235,407

(1)
This table includes only directors who received compensation during Fiscal 2020. Each of Mr. Patel and Ms. Ward were appointed on October 9, 2020 and thus did not receive any compensation during Fiscal 2020.

(2)
Amounts reflected in this column include the annual retainer fees and committee Chair fees paid in cash to the applicable director during Fiscal 2020. Messrs. Ambrecht, Harris, Matthews and Polistina elected to take all of their retainer in stock in lieu of cash.

(3)
Amounts in this column represent the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. The value was computed by multiplying the number of shares underlying the stock award by the closing price per share of the Company’s common stock on each grant date (or, as applicable, the last trading date immediately prior to the grant date if the grant date fell on a date when the New York Stock Exchange was closed), which was $62.40 on December 16, 2019. The directors received RSUs on December 16, 2019, which, except for Messrs. Ambrecht and Harris, vested on October 1, 2020 as follows: Ms. James, 2,007; Mr. Matthews, 3,934; Mr. Polistina, 4,978; and Mr. Rovit, 2,007. Messrs. Ambrecht and Harris received 3,934 and 3,693 RSUs, respectively, however, neither remained a member of our Board on October 1, 2020 and thus such RSUs did not vest.

(4)	As of September 30, 2020, Messrs. Matthews, Polistina and Rovit held 3,934, 2,007 and 4,978 outstanding unvested RSUs respectively and Ms. James held 2,007 outstanding unvested RSUs.
(5)
Includes dividends paid on RSUs which were not factored into the grant date fair value of the RSUs. The amount of the dividends for Messrs. Ambrecht, Harris, Matthews, Polistina and Rovit was $5,509, $5,171, $5,509, $5,621, $5,171, respectively and $3,081 for Ms. James.

(6)	Mr. Ambrecht passed away unexpectedly on September 25, 2020.
(7)	On January 10, 2020, David S. Harris resigned from our Board.
Compensation Committee Interlocks and Insider Participation
The current members of our Compensation Committee are Norman S. Matthews and Terry L. Polistina. During Fiscal 2020, none of the members of our Compensation Committee were an officer or employee of the Company. In addition, during Fiscal 2020, none of our executive officers served as a member of the compensation committee of any other entity that has one or more executive officers serving on our Board or our Compensation Committee.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis (the “CD&A”) section summarizes our general philosophy with respect to the compensation of our CEO, CFO and our three most highly paid executive officers in Fiscal 2020 (collectively, our “named executive officers” or “NEOs”). This CD&A provides an overview and analysis of the compensation programs and policies for our NEOs, the material compensation decisions made by our Compensation Committee under such programs and policies and the material factors considered by the Compensation Committee in making those decisions. The discussion below is intended to help you understand the detailed information provided in our executive compensation tables and put that information into context within our overall compensation philosophy.
Fiscal 2020 Named Executive Officers
Our NEOs for Fiscal 2020 are:

David M. Maura	Chief Executive Officer and Executive Chairman

Jeremy W. Smeltser	Executive Vice President and Chief Financial Officer

Randal D. Lewis	Executive Vice President and Chief Operating Officer

Ehsan Zargar	Executive Vice President, General Counsel and Corporate Secretary

Rebeckah Long	Senior Vice President, Global Human Resources Leader
Highlights/Executive Summary
Our executive compensation program is designed to link pay for performance, encourage prudent decision-making and create a balanced focus on short-term and long-term performance and value creation. Our executive compensation is heavily weighted toward variable compensation, as described in more detail below, which is central to our philosophy that a significant portion of compensation align with the achievement of performance goals. The three primary components of our executive compensation are base salary, our Management Incentive Program (“MIP”) and our equity based, long-term incentive program (“LTIP”). Our MIP and LTIP include goals tied directly to the performance of the Company.
Our teams faced and overcame many challenges during Fiscal 2020 that drove tangible and impressive results. Continued focus on our Global Productivity Improvement Program yielded improvements to create a better, faster and stronger company propelling our efforts to reinvest in and reignite growth. Additionally, we weathered demand and supply interruptions from the
COVID-19
pandemic while abiding by all government mandates. We also overcame gross tariff headwinds of over $120 million, which were about $70 million higher than the prior year. It has been imperative that we maintain compensation programs that retain, encourage and reward a strong management team to drive a business strategy that has not only allowed us to weather the storm but thrive and create gains for our investors.
We are proud of the success we had in Fiscal 2020 and its aftermath and the returns to our investors during this period. From the last day of Fiscal 2019 on September 30, 2019 to the end of Fiscal 2020 on September 30, 2020, our stock price rose 8.4% from $52.72 to $57.16 and our stock price has continued to rise to close at $78.98 as of December 31, 2020 for a 22.8% stock price increase since the beginning of the calendar year.
In addition, in Fiscal 2020, we returned $440 million to shareholders by repurchasing $365 million of shares and paying over $75 million in cash dividends. We believe our stock price performance and returns to shareholders were achieved due to our ability to manage our operational performance successfully and achieve sales growth despite supply chain interruptions, the impact of tariffs and the global economic contraction. All of this is described further below.
The Transformation of Our Company and Our Fiscal 2020 Accomplishments
Over the past several years, we commenced or completed substantial and transformative changes at our Company and delivered on a number of important accomplishments. These changes positioned the Company well to not only survive but thrive during Fiscal 2020, notwithstanding the challenges posed by the
COVID-19
pandemic on both our supply chain and customer base and the ongoing impact of tariffs. Some of these transformative changes and important accomplishments are summarized below under five broad categories: (i) management team and Board member changes, (ii) corporate governance, (iii) compensation practice changes, (iv) strategic and operational accomplishments and (v) our Fiscal 2020 results. Our transformative changes and initiatives were designed to provide significant and positive outcomes for the Company and our shareholders.

Management and Board Member Composition
We have made significant changes to our executive management team and our Board over the past few years. Following the appointment of Mr. Smeltser as CFO in the first quarter of 2020, there have been no further changes to senior management in Fiscal 2020. This follows two prior years of changes to our management which, coupled with the appointment of Mr. Smeltser as CFO in Fiscal 2020, put in place a top notch, talented and stable leadership team which allowed us not only to weather the significant challenges presented by the
COVID-19
pandemic, but to deliver financial performance ahead of our Fiscal 2020 annual operating plan.
On October 9, 2020, we appointed Gautam Patel and Anne S. Ward, each an independent, highly qualified and diverse background candidate to our Board. These appointments were made in response to shareholder feedback and in furtherance of the Board’s commitment to advancing our Board’s knowledge base and skill set and advancing diversity and gender inclusion. Our Board believes that the Company and its stakeholders are benefited by a highly skilled board with a significant variety of expertise and experiences and diversity across race, gender and ethnicity. In addition, as part of the Company’s shareholder engagement program and its commitment to improved corporate governance, the Board also adopted a Board Diversity Policy, which is further described on page 16 of this Form
10-K/A.
We believe the changes we have made over the past several years resulted in a senior management team and Board with a skillset that aligns with our current going forward operating model and business strategy and has contributed to the success we had in Fiscal 2020 and that we envision in upcoming years. We are proud that our Board includes three executives with diverse backgrounds and two female members and our five NEOs include a woman and an executive with a diverse background. We have advanced our aim of promoting diversity.
Corporate Governance Changes
Over the past several years, as we transitioned away from being a controlled company following our Merger, we actively adopted best corporate governance and compensation practices. On the corporate governance front, we now have a lead independent director, robust anti-pledging and anti-hedging policies, majority voting for directors, a director resignation policy and a director diversity policy. In January 2020, we strengthened our stock ownership policies to require our directors, NEOs and other executives to hold 50% of the net after-tax
shares underlying equity awards until they satisfy our stock ownership guidelines. See “
Directors, Executive Officers and Corporate Governance-Corporate
Governance-Our
Practices and Policies”.
Compensation Practice Changes
As part of our transformation changes, in Fiscal 2019, we improved our equity compensation program to drive longer term service and performance. We changed the vesting schedules of our equity programs to have best governance three-year cliff vesting for time vesting awards and three-year performance programs for performance vesting awards, replacing prior programs which had one and two-year
vesting schedules.
This transition to a three-year cliff vesting performance and service period under the new LTIP created a “gap” in our employees’ compensation opportunity, in that, under this new plan, there would be no long-term incentive vesting opportunity from the beginning of Fiscal 2019 until September 30, 2021. The lack of any potential vesting or payout of long-term compensation opportunities during Fiscal 2019 and 2020 raised retention concerns. To address this gap, our Compensation Committee granted our NEOs and other selected employees special “Bridge Grants.” The Bridge Grants contributed significantly to the reported compensation in the Summary Compensation Table for Fiscal 2019 in last year’s CD&A and are also reported in the Fiscal 2020 Summary Compensation Table numbers below.
These Bridge Grants were granted at the beginning of Fiscal 2019 and were designed as two grants to cover two performance cycles—the Fiscal 2019 compensation cycle and the Fiscal 2020 compensation cycle. For the Fiscal 2020 Bridge Grants, which are represented below as Fiscal 2020 compensation, 60% was eligible to vest based on established performance metrics and targets for Fiscal 2020, and 40% vested based on continued service through November 21, 2020. We achieved the performance metrics for both Fiscal 2019 and Fiscal 2020.

Recent Compensation Changes
As discussed further in this CD&A, since Fiscal 2020 we have made severance enhancement to our executive compensation programs, including the ones listed below. We continue to make changes to our executive compensation programs in response to shareholder feedback and developments.

●	For our equity based LTIP program, we introduced a third performance metric (Adjusted Return on Equity), which is weighted equally with Adjusted EBITDA and Adjusted Free Cash Flow.

●	We eliminated tax equalization on our financial and tax planning benefit, automobile allowance and life insurance for all executives.

●	Our CEO voluntarily agreed to eliminate his tax planning, financial assistance benefit (including tax equalization) and his executive automobile allowance.

●
Adopted a new equity plan, the Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan (the “2020 Equity Plan”) that includes best governance enhancements, including double-trigger rather than single-trigger vesting on a change in control, a one-year
minimum vesting requirement and an explicit prohibition on dividend payments on unvested awards.

●	Changed our MIP to be paid entirely in cash instead of a mix of cash and equity as we had done in prior years.

●
Added Net Sales as an additional metric to our annual MIP program. The addition of this metric provides further differentiation between our annual and long-term incentives plans, as previously suggested by our shareholders. We believe the addition of Net Sales will contribute toward a focus on organic growth of the Company and a corresponding increase in market share.

Strategic and Operational Accomplishments
Prior to Fiscal 2020, we completed several significant strategic accomplishments which have positioned us to thrive in the current macroeconomic climate. These accomplishments included: (i) the completion of a merger with our previous majority shareholder, HRG Legacy, which among other things allowed us to acquire tax assets at a discount and (ii) streamlining our business with the disposition of two non-core
business units (our global battery and lighting business and our global auto care business) in asset sales which generated approximately $2.9 billion (before adjustments) in proceeds which was used to aggressively pay down debt and de-lever
our balance sheet. Additionally, we ended Fiscal 2020 with a strong balance sheet composed of $1.1 billion in total liquidity and a net debt to Adjusted EBITDA leverage ratio of 3.4 times.
Following the completion of the asset sales, we continued to drive efficiencies thorough our Global Productivity Improvement Program, which is a review of the Company’s operations with a view towards resetting our operating model and business strategies to lower costs, improve efficiencies and enable greater organic growth for each of our divisions. This assessment yielded key findings that we have been using to overhaul our operating and strategy model, our commercial go-to-market
plans, our sourcing and procurement processes and our use of technology and automation to operate our business more efficiently. These actions are expected to reduce our overall annualized operating costs by a total of at least $150 million. Through the end of Fiscal 2020, we have captured over $90 million of gross cost savings from the Fiscal 2018 baseline and our expected savings in Fiscal 2021 and beyond will continue to place the Company on a positive trajectory in the future. We have reinvested a substantial portion of the savings in growth-enabling activities, including improved consumer insights, consumer and additional research and development and marketing. For example, in Fiscal 2020, the Company meaningfully increased spending on advertising and promotion by 46% to $49.8 million to reinvest behind our brands, raise awareness and drive future organic growth.

Our Fiscal 2020 Results
Significantly Improved Financial Strength

Our efforts to reinvest in and reignite growth across our business units are driving tangible and impressive results. We believe that our transformational activities described above positioned us to meet the challenges and succeed in Fiscal 2020. Highlights of our Fiscal 2020 performance are the following.

●	Our teams faced and overcame the following challenges during Fiscal 2020.

o
Overcoming demand and supply interruptions from the
COVID-19
pandemic, due in part to government shutdowns, and reduced capacity mandates for two of our plants in Mexico and one in the Philippines for HHI.

o	Prioritizing the safety of our employees in light of the pandemic while abiding by all government mandates.

o	Overcoming gross tariff headwinds of over $120 million, which were about $70 million higher than the prior year.

o	We achieved and exceeded our Fiscal 2020 operating plan.

●
We delivered on our ongoing Global Productivity Improvement Program to create a better, faster and stronger company. We anticipate the program will reduce our overall annualized operating costs by at least a total of $150 million.

●
Our strategic initiatives and operational performance were recognized by the market, as our total shareholder returns increased 13% in Fiscal 2020 and 27% in calendar 2020, including through the return of capital through dividends.

●	We returned $440 million to shareholders by repurchasing $365 million of shares and paying over $75 million in dividends.

●	Our net sales increased 4.3% and our organic net sales increased 4.6%.

●	Our full-year operating income increased by 237% over Fiscal 2019.

●	We achieved Adjusted EBITDA of $580.2 million, representing an increase of 2.3% from Fiscal 2019, and Adjusted EBITDA improved across all business units.

●	We meaningfully increased advertisement and promotion spending by 46% to $49.8 million to reinvest in our brands, raise awareness and drive future organic growth.

●	We had full year cash flow from operations of $290 million.

●	We have a strong balance sheet with over $1.1 billion of total liquidity at year end. This includes a cash balance of $531.6 million.
Below is a summary of our Fiscal 2020 highlights.

●   Our stock price rose 8.4% in Fiscal 2020 and has risen 22.8% for calendar year 2020

●   We returned $440 million to shareholders through share repurchases and dividends

●   We continued to deliver savings of over $90 million against the Fiscal 2018 baseline on our Global Productivity Improvement Program creating a better, faster and stronger company

●   We overcame demand and supply interruptions from the
COVID-19
pandemic and $120 million in gross tariff headwinds

●   Our full-year net sales increased 4.3% and our organic net sales increased 4.6%

●   We achieved and exceeded our Fiscal 2020 annual operating plan

●   We continued to execute significant changes to our Company’s operations and business strategy

●   We meaningfully increased spending on advertising and promotion by 46% to $49.8 million to support our organic growth strategy

●   We ended Fiscal 2020 with a strong balance sheet comprised of $1.1 billion in total liquidity and a net debt to Adjusted EBITDA leverage ratio of 3.4 times

●   We adopted our 2020 Equity Plan which includes certain best practice enhancements, including double-trigger vesting on a change in control, a one-year
minimum vesting requirement and an explicit prohibition on dividend payments on unvested awards

●   We hired Willis Towers Watson (“WTW”), a leading compensation consulting firm, to review Company practices

●   We added two highly qualified and diverse members to our Board

●   We successfully integrated a new senior operating team in our business to align with our new business strategy

Detailed information regarding the
non-GAAP
financial measures described above is provided below in Appendix A.
Fiscal 2020 Executive Compensation Overview
Our Fiscal 2020 executive compensation program includes base salary, annual bonus or MIP and the LTIP program. This program was designed after taking into account feedback from shareholders, based on our robust outreach efforts. Highlights of our executive compensation program in Fiscal 2020 included the following:

✓  Our NEOs’ base salaries and annual bonus targets remained the same as in Fiscal 2019, other than for Mr. Lewis and Ms. Long whose annual bonus targets were increased for Fiscal 2020 and whose base salaries were increased on September 9, 2019 and October 1, 2019, respectively, in each case, in connection with merit-based promotions and increased responsibilities.

✓  Our NEOs’ compensation is in line with market.

✓  Annual bonuses were paid in cash, in response to shareholder feedback.

✓  Our 2020 LTIP equity grants were modified to introduce a third performance metric (Adjusted Return on Equity), which will be weighted equally with Adjusted EBITDA and Adjusted Free Cash Flow.

✓  We adopted a new equity plan, which includes the following best practices:

●   Double-trigger vesting on a change in control.

●   A minimum vesting requirement.

●   No dividend payments on unvested awards.

✓  We further enhanced our compensation program:

●   We strengthened our stock ownership guidelines by increasing, as of January 1, 2020, to 50% the net after-tax
portion of our directors’, NEOs’ and other Covered Officers’ shares that they must retain to satisfy our stock ownership requirements.

●   We maintained our robust anti-pledging policy.

●   We strengthened our existing anti-hedging policy.

✓  We eliminated certain executive perquisites:

●   Our CEO voluntarily eliminated his tax planning, financial assistance benefit (and any related tax equalization) and his executive automobile allowance.

●   We eliminated the tax equalization on our financial and tax planning benefit, automobile allowance and life insurance for all executives.

Our Compensation Governance Best Practices
We have adopted significant policies with respect to our executive compensation programs, which help to further align our executives’ interests with those of our shareholders.

What We Do
✓	We maintain an independent Compensation Committee with an ongoing review of our compensation philosophy and practices.	✓	We strongly align pay and performance by placing 87.9% of our CEO’s ongoing compensation opportunity and 75.7% (on average) of our other current NEOs’ ongoing compensation opportunities at risk and earned on the basis of Company performance.

✓	We retained a new independent compensation consulting firm, reporting to the Compensation Committee.	✓	We have a robust clawback policy, described in greater detail under the section titled “ Compensation Clawback Policy .”

✓	We continue to engage in rigorous shareholder outreach to understand shareholder feedback and input on a variety of matters, including business strategy, compensation programs and corporate governance.	✓	For new employment agreements entered into during Fiscal 2019 and thereafter, we have provided that upon termination of employment any performance-based awards are forfeited.

✓	We annually assess our compensation program and have determined that the risks associated with our compensation policies are not reasonably likely to result in a material adverse effect on the Company and its subsidiaries taken as a whole.	✓	70% of our equity based awards are based on achievement of performance. The remainder are time-based equity that are still subject to market risk.

✓	We have robust stock ownership and retention guidelines for our directors, NEOs and certain other officers, and, effective January 1, 2020, we have increased the requirement to retain 50% of net after-tax
	shares (up from 25%).	✓	We strengthened our anti-hedging policy and adopted a robust anti-pledging policy.

✓	We provide reasonable post-employment provisions and have post-employment restrictive and executive cooperation covenants.

What We Don’t Do

We do not provide any gross-ups for golden parachutes or for other compensation in the future.	We do not provide for accelerated vesting of equity upon retirement for our NEOs.

We do not make loans to executive officers or directors.	We do not provide for single-trigger vesting of equity. Our 2020 Equity Plan further enhances this practice by providing for double-trigger vesting on a change in control.

We do not allow our NEOs to purchase stock of the Company on margin, enter into short sales or buy or sell derivatives in respect of securities of the Company.	We do not provide excessive perquisites and our NEOs do not participate in defined benefit pension plans or nonqualified deferred compensation plans.

We do not provide immediate vesting on equity based awards. Our 2020 Equity Plan further enhances this practice by providing for a one-year
minimum vesting requirement for all awards granted under the 2020 Equity Plan, subject to limited exceptions.	We do not guarantee minimum bonuses to our NEOs.

We do not grant discounted options and we do not reprice stock options without shareholder approval.
We do not pay any dividends on unearned and unvested equity awards, unless and until earned and vested. Our 2020 Equity Plan further enhances this practice by explicitly prohibiting the payment of dividends on unvested equity awards.

Shareholder Engagement
Our Board takes its management oversight responsibilities seriously. Our key values are predicated on strong and effective governance, independent thought and decision-making and a commitment to driving shareholder value. We received a vote of 84% from our shareholders with respect to our executive compensation at our 2020 Annual Meeting. This followed a vote of over 97% from our shareholders with respect to our executive compensation in the prior year. As discussed below, we highly value the input of our shareholders and took this into account as we designed our programs.
What we learn through our ongoing engagements is regularly shared with our Board and incorporated into our disclosures, plans and practices, as deemed appropriate.
During Fiscal 2019, we invited shareholders representing nearly 46% of our outstanding shares to discuss their views with our Board regarding our business strategy, corporate governance and executive compensation programs.

●
We engaged the proxy solicitation firm, Okapi Partners to (i) assist in a robust shareholder outreach process to further align our going-forward compensation programs with shareholder needs and (ii) facilitate the opportunity for shareholders to individually and directly engage with certain members of management.

●	We engaged in discussions with a major proxy advisory firm to understand its perspective on our compensation programs and best practices generally in executive compensation programs.
●
We reached out to shareholders representing 77.69% of the votes to discuss and engage in dialogue with our shareholders with respect to our Company, including our corporate governance and compensation practices.

●
In advance of our Fiscal 2020 annual meeting, our General Counsel, CFO and other Company representatives engaged with nine of our largest shareholders representing 40% of our shares outstanding, including our top three institutional investors.

Partially in response to such feedback below and input from a proxy advisory firm, we made the following changes over the past two years:

What We Heard	How We Responded

● Shareholders raised concern on our use of Adjusted EBITDA and Adjusted Cash Flow on both MIP and LTIP.
✓  We introduced a third performance metric (Adjusted Return on Equity), which is be weighted equally with Adjusted EBITDA and Adjusted Free Cash Flow for our LTIP equity performance program.

✓  Additionally, for the Fiscal 2021 annual MIP program, we added a net sales measure to address shareholder concerns.

● Shareholders told us that the size of our NEO salaries and annual bonus targets were appropriate.
✓  Our NEOs’ base salaries and annual bonus targets remained the same in Fiscal 2020 as in Fiscal 2019, other than for Mr. Lewis and Ms. Long whose (i) annual bonus targets were increased for Fiscal 2020 and (ii) base salaries were increased on September 9, 2019 and October 1, 2019, respectively and in each case, in connection with merit-based promotions and increased responsibilities.

● Shareholders asked us to enhance our stock ownership guidelines.
✓  We strengthened our stock ownership guidelines by increasing, as of January 1, 2020, to 50% the net after-tax
portion of our directors’, NEOs’ and other Covered Officers’ shares that they must retain to satisfy our stock ownership requirements.

● Shareholders did not express concern with our perquisites program and other compensation practices ● A proxy advisory firm raised concerns regarding our anti-hedging policy
✓  Nonetheless, at our own initiative, we eliminated the tax equalization on our financial and tax planning benefit, life insurance and automobile allowance for all executives in Fiscal 2020.

✓  Our CEO voluntarily eliminated his tax planning, financial assistance benefit (and any related tax equalization) and, his executive automobile allowance.

✓  We further strengthened our anti-hedging policy. In addition, on our initiative, we adopted a robust policy prohibiting the pledging of our stock.

In light of our values and to reinforce shareholder confidence in our executive compensation programs, we took the following additional actions.
In Fiscal 2020, we further enhanced our shareholder outreach efforts, as follows:

●
We engaged Willis Towers Watson (“WTW”) as a new independent compensation consultant for going-forward compensation decisions in Fiscal 2020 to ensure that we respond to shareholder concerns, address recent trends and any residual practices that may be disfavored by shareholders and stay competitive in the executive and employee compensation market.

During our dialogue with shareholders in Fiscal 2020, we received the following feedback:

●	Shareholders were generally supportive of our compensation structure.

o	Specifically, shareholders were supportive of our transition to three-year cliff vesting for our long-term incentive program, based on a cumulative three-year performance period.

●	Shareholders generally appreciated that the Bridge Grants were one-time awards related to a transition period and they will not occur again.

●	Shareholders noted that they have no concerns about our underlying compensation structure from a governance perspective because of our pay and performance alignment.

●
Shareholders asked about our equity run rate analysis. We explained that our increased equity run rate in Fiscal 2019 was related to the one-time
Bridge Grants. Our Fiscal 2020 run rate has decreased and is in line with the Fiscal 2018 rate of approximately 1.21%

●	Shareholders commended us on deleveraging our balance sheet and noted that they would prefer we continue to operate with less leverage.

o	In Fiscal 2020, we updated our near-to medium-term target net leverage ratio to 3.0x-4.0x target range (previously 3.5x-4.0x target range).

●	Shareholders asked us about our plans to declassify our Board, as well as our director onboarding process and how we look at board refreshment.

o
We explained to shareholders that given the volatility in the market, we postponed our plans to consider declassifying the Board in 2020. However, we are is committed to enhancing its corporate governance processes and to reviewing declassifying the Board in the next 12 to 24 months.

o
In addition, we told shareholders that we were in the process of expanding the size of the Board and are actively seeking out highly-skilled, diverse candidates to add to the board. As described above, this has been achieved.

●	Shareholders noted that they focus on the materiality of our ESG disclosure and that they would welcome continued discussion relating to ESG.

o	We are committed to enhancing our ESG disclosure and told shareholders that we will be providing additional disclosure over the next 12 to 24 months.

●	Shareholders asked how we are handling labor and supply chain issues with respect to COVID-19.

o
We have weathered the
COVID-19
pandemic by realigning our supply chain to better reflect and accommodate new demand patterns, have continued to execute on our Global Productivity Improvement Plan, having increased our target run rate savings from $100M to $150 million against the Fiscal 2018 baseline and our team has continued to embrace a more consumer-driven mindset as we increase investment in our new commercial operations group.

We continue to engage in rigorous shareholder outreach and are doing so in Fiscal 2021 to understand potential shareholder concerns and input on a variety of matters.
Compensation Overview and Philosophy
Our compensation programs are administered by our Compensation Committee. In Fiscal 2020, these programs were based on our
“pay-for-performance”
philosophy in which variable compensation represents a majority of an executive’s potential compensation. The variable incentive compensation programs continued our focus on the Company-wide goals of increasing growth and earnings, maximizing free cash flow generation and building for superior long-term shareholder returns. Each year, the Compensation Committee and the Company, along with the assistance of an independent compensation consultant, go through a thoughtful process to review risks and opportunities applicable to the Company. As noted above, Fiscal 2020 was a successful year as our teams overcame many challenges, including demand and supply interruptions from the
COVID-19
pandemic and gross tariff headwinds and delivered on our Global Productivity Improvement Program creating a better, faster and stronger company.
In establishing our compensation programs for Fiscal 2020, our Compensation Committee obtained the advice of Lyons, Benenson & Company Inc. (“LB&Co.”) and Pearl Meyer & Partners (“Pearl Meyer”), as independent compensation consultants and evaluated the compensation programs with reference to a peer group of 14 companies, as outlined in the section below, “Role of Committee-Retained Consultants.” During the middle of Fiscal 2020, our Committee retained a new independent consultant, WTW, who replaced LB&Co. and Pearl Meyer for going forward compensation decisions.

Background on Compensation Considerations
Our Compensation Committee pursued several objectives in determining our executive compensation programs for Fiscal 2020:

●	To attract and retain highly qualified executives for the Company and in each of our business segments.

●	To align the compensation paid to our executives with our overall corporate business strategies while leaving the flexibility necessary to respond to changing business priorities and circumstances.

●	To align the interests of our executives with those of our shareholders and to reward our executives when they perform in a manner that creates value for our shareholders.
In order to pursue these objectives, our Compensation Committee:

●	Considered the advice of LB&Co. and Pearl Meyer on executive compensation issues and program design, including advice on the corporate compensation program as it compared to our peer group companies.

●	Conducted an annual review of total compensation for each NEO, including the compensation and benefit values offered to each executive and other compensation factors.

●	Consulted with our CEO and other members of senior management with regard to compensation matters and met in executive session without management to evaluate management’s input.

●	Solicited comments and concurrence from other Board members regarding its recommendations and actions.

●	Took into account the feedback of our shareholders and the Say on Pay vote results.
Philosophy on Performance-Based Compensation
Our Fiscal 2020 executive compensation programs were designed so that, at target levels of performance, a significant portion of the value of each NEO’s annual compensation (which varies by individual) would be based on the achievement of Company-wide Fiscal 2020 performance objectives. In approving these programs, our Compensation Committee concluded that a combination of annual fixed base pay and incentive-based pay provided our NEOs with an appropriate mix of cash compensation and equity-based compensation.
For Fiscal 2020, the percentage of ongoing target annual compensation that was fixed (base salary) for our CEO was 12.1% and for the other current NEOs was 21.3% as a group. The chart below sets forth the percentage of compensation that was fixed compared to at risk at target for the CEO and the other current NEOs as a group. The chart below excludes the Fiscal 2020 Bridge Grants which are not a regular part of our ongoing compensation programs.

In addition, to highlight the alignment of the incentive plans with shareholder interests, our ongoing annual and long-term incentive programs (whether equity or cash-based) in Fiscal 2020 were predominantly performance-based with (i) our MIP being 100% performance-based and (ii) the three-year LTIP being 70% performance-based.
The remainder of each executive’s compensation was made up of amounts that did not vary based on performance. For each of our NEOs, these non-performance-based
amounts are set forth in agreements with the executives as described in “—
Executive Compensation Tables
—
Termination and Change in Control
Provisions
—
Executive-Specific Provisions regarding Employment, Termination and Change in Control
—
Agreements with NEOs
,” and are subject to annual review and potential increase by our Compensation Committee. These amounts are determined by our Compensation Committee considering the executive’s performance, current market conditions, the Company’s financial condition at the time such compensation levels are determined, compensation levels for similarly situated executives with other companies, experience level and the duties and responsibilities of such executive’s position.

Our Compensation Decision Making Process
Our Compensation Committee engages in a robust process in making compensation decisions. In Fiscal 2020, our Compensation Committee retained LB&Co. and Pear Meyer, and then WTW as its independent consultants to assist in formulating and evaluating executive and director compensation programs. Prior to the retention of WTW to replace its prior consultants, the Committee retained the services of the consultants, LB&Co. and Pearl Meyer, who assisted them in approving the targets for the 2020 MIP and the 2020 LTIP grants, each of which are reported in the Summary Compensation Table below.
In addition, our Compensation Committee consulted with our CEO regarding the Company’s compensation plans and performance targets, however, our CEO did not participate in any discussions with respect to his own compensation. From time to time, our Compensation Committee also consulted with other senior executives of our Company and outside counsel.
WTW provided advice on the executive compensation implications of changes to our business (including our Global Productivity Improvement Plan, demand and supply interruptions from the
COVID-19
pandemic), our corporate governance and compensation structure and the philosophy of our executive compensation plans. During the second half of Fiscal 2020, our Compensation Committee periodically requested WTW to:

●	Provide comparative market data for our peer group and other groups on request, with respect to compensation matters.

●
Analyze our compensation and benefit programs relative to our peer group, including our mix of performance-based compensation, non-variable
compensation and the retentive features of our compensation plans in light of the Company’s strategies and prospects.

●
Review the plan designs, including the performance metrics selected, for our various incentive plans and make recommendations to our Compensation Committee on appropriate plan designs to support the overall corporate strategic objectives,.

●	Advise our Compensation Committee on compensation matters and management proposals with respect to compensation matters.

●	Assist in the preparation of our Compensation Discussion and Analysis disclosure and related matters.

●	On request, participate in meetings of our Compensation Committee.
In order to encourage an independent viewpoint, our Compensation Committee and its members (i) had access to WTW at any time without management present and (ii) consulted from time to time with each other, other non-management
members of our Board and WTW without management present.
LB&Co., with input from management and our Compensation Committee, developed a peer group of companies based on a variety of criteria, including type of business, revenue, assets and market capitalization. The composition of this peer group is reviewed annually and, if appropriate, revised, based on changes in business orientation of peer group companies, changes in financial size or performance of the Company and the peer group companies and any mergers, acquisitions, spin-offs or bankruptcies of the companies in the peer group or changes at our Company. WTW reviewed this peer group, and confirmed that there were no changes for Fiscal 2020. At the end of Fiscal 2020, the peer group utilized consisted of the following 14 companies:

✓ Central Garden and Pet Company	✓ Fortune Brands Home & Security, Inc.	✓ Newell Brands, Inc.
✓ Church & Dwight Co., Inc.	✓ Hanesbrands, Inc.	✓ Nu Skin Enterprises, Inc.
✓ The Clorox Company	✓ Hasbro, Inc.	✓ The Scotts Miracle-Gro Company
✓ Edgewell Personal Care Company	✓ Helen of Troy Limited	✓ Tupperware Brands Corporation
✓ Energizer Holdings, Inc.	✓ Mattel, Inc.
Our Compensation Committee reviews market data as part of assessing the appropriateness and reasonableness of our compensation levels and mix of pay. Although our Compensation Committee does not target a particular range for total compensation as compared to our peer group, it does take this information into account when establishing our compensation programs.
No fees were paid to LB&Co, Pearl Meyer or WTW for services other than executive and director compensation consulting during Fiscal 2020. In accordance with SEC rules, our Compensation Committee considered the independence of LB&Co, Pearl Meyer and WTW including an assessment of the following factors: (i) other services provided to the Company by each consultant, (ii) fees paid by the Company as a percentage of the consulting firm’s total revenue, (iii) policies or procedures maintained by LB&Co, Pearl Meyer and WTW that are designed to prevent conflicts of interest, (iv) any business or personal relationships between the individual consultants involved in the engagement and any member of our Compensation Committee, (v) any Company stock owned by individual consultants involved in the engagement and (vi) any business or personal relationships between our executive officers and the consultants or the individual consultants involved in the engagement. Our Compensation Committee has concluded that no conflicts of interest prevented LB&Co, Pearl Meyer or WTW from independently advising our Compensation Committee during Fiscal 2020.
Compensation Elements
In Fiscal 2020, our ongoing annual compensation for our NEOs included the following elements:

Element	Purpose	Operation	Performance Measures
Base Salary	● Forms basis for competitive compensation package	● Base salary reflects competitive market conditions, individual performance and internal parity
●   Performance of the individual is considered by the Compensation Committee, which is advised by its independent compensation consultant, when setting and reviewing base salary levels and continued employment

Annual MIP Bonus	● Motivate achievement of strategic priorities relating to key annual financial metrics
●   Target bonus opportunities are determined by competitive market practices and internal parity

●   Actual bonus payouts, which can range from
0-250%
of target for the CEO and
0-200%
of target for our other NEOs are determined based on achievement of financial metrics established at the beginning of the performance period
● Equally weighted between Adjusted EBITDA and Adjusted Free Cash Flow
LTIP- Restricted Stock Units (majority is performance-based and remainder is time-based)	● Align compensation with key drivers of the business ● Encourage focus on long-term shareholder value creation	● Size of award determined by competitive market practices, corporate and individual performance and internal parity and retention considerations
●   Long-term incentive awards focusing on cumulative performance over three-year period ending Fiscal 2022, based on equally weighted Adjusted EBITDA, Adjusted Free Cash Flow and Adjusted Return on Equity

●   The majority of each of the new long-term incentive awards (70%) are performance-based

In addition to the foregoing, our NEOs received special Bridge Grants for Fiscal 2020, approved in Fiscal 2019 prior to our last Say on Pay Vote, as a result of the switch in the Fiscal 2019 LTIP vesting schedule, that are described under “Fiscal 2020 Compensation Component
Pay-Outs”
on page 36 and further below.
Base Salaries
The annual base salaries for our NEOs were initially set forth in each executive’s employment agreement or separate letter agreement and such salaries may be increased from time to time by our Compensation Committee.
In determining the initial annual base salary for each NEO or in making any subsequent increases, our Compensation Committee considered the market conditions at the time such compensation levels were determined, the Company’s financial condition at the time such compensation levels were determined, compensation levels for similarly situated executives at other companies, experience level and the duties and responsibilities of such executive’s position.
Base salary levels are subject to evaluation from time to time by our Compensation Committee to determine whether increases are appropriate. Our NEOs’ base salaries remained the same in Fiscal 2020 as in Fiscal 2019.
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
Under the MIP, each participant has the opportunity to earn a bonus amount that is 100% contingent upon achieving the annual performance goals set by our Compensation Committee and reviewed by our Board. Particular performance goals are established during the first quarter of the relevant fiscal year and reflect our Compensation Committee’s views of the critical indicators of corporate success in light of primary business priorities. The specific financial targets with respect to performance goals are then set by our Compensation Committee based on our annual operating plan, as approved by our Board, during the first quarter of the relevant fiscal year. The annual operating plan includes performance targets for the Company as a whole, as well as for each business segment.
The Fiscal 2020 MIP design included a minimum financial threshold level for each of Adjusted EBITDA and Adjusted Free Cash Flow, below which no payout would be earned with respect to that objective. The achievement of the goals of Adjusted EBITDA and Adjusted Free Cash Flow is determined and earned independently of one another. For Fiscal 2020, based on our Adjusted EBITDA and Adjusted Free Cash Flow performance, the MIP payout was achieved at 128.25% of target. As a result of shareholder feedback during Fiscal 2020, we changed our MIP to be paid entirely in cash instead of a mix of cash and equity, as we had done in prior years. This unplanned change resulted in a reduction of $17 million in Adjusted EBITDA for Fiscal 2020, which was added back in to determine the final achievement calculation for the payment of the MIP, since the original targets were set based on the assumption that the MIP would be settled in shares of our Common Stock. This is also the case for our LTIP awards.

For the purposes of our MIP and LTIP, Adjusted EBITDA and Adjusted Free Cash Flow have the following meanings:
“Adjusted EBITDA”
means net earnings before interest, taxes, depreciation and amortization, but excluding restructuring, acquisition and integration charges and other one-time
charges. The result of the formula in the preceding sentence is then adjusted by the Compensation Committee in good faith so as to negate the effects of any dispositions; provided, however, that Adjusted EBITDA resulting from businesses or products lines acquired (in Board approved transactions) during the applicable fiscal year will, to the extent reasonably and in good faith determined by the Compensation Committee to be appropriate, be included in the calculation from the date of acquisition.
“Adjusted Free Cash Flow”
means Adjusted EBITDA, plus or minus changes in current and long-term assets and liabilities, less cash payments for taxes, restructuring and interest. Any reductions in Adjusted Free Cash Flow resulting from transaction costs or financing fees incurred in connection with any Board approved acquisition or refinancing (in each case during the applicable fiscal year) are added back to Adjusted Free Cash Flow, subject to the approval of the Compensation Committee, reasonably and in good faith. The result of the formula in the preceding sentences is then adjusted by the Compensation Committee reasonably and in good faith so as to negate the effects of any dispositions; provided, however, that Adjusted Free Cash Flow resulting from businesses or products lines acquired (in Board approved transactions) during the fiscal year will, to the extent reasonably and in good faith determined by the Compensation Committee to be appropriate, be included in the calculation from the date of acquisition.
Long-Term Equity Program
Since our LTIP measures performance over three years, we are able to effectively focus on the achievement of significant and sustained improvements in performance and strategic initiatives over the long term. For Fiscal 2020, we provided our LTIP grants in the form of time-based RSUs and performance-based PSUs that will be eligible to vest after the three-year period commencing October 1, 2019 and ending September 30, 2022. These awards have the features described below.

●
70% of the award vests based on three-year cumulative performance against equally weighted Adjusted EBITDA, Adjusted Free Cash Flow and Adjusted Return on Equity measures. The relatively large performance component of these awards is believed to serve as a valuable incentive to drive outcomes over the long-term for our Company and shareholders.

●
30% will vest at the end of the three-year service period. The relatively small time-based component of these awards as part of our overall compensation mix is believed to serve as an important long term retention and risk mitigation feature. See “
-Fiscal 2020 Compensation Component
Pay-Outs-LTIP
.”

●	In addition, there is an opportunity to earn additional PSUs under the LTIP (subject to a cap of 125% of target PSUs) if superior performance is achieved.
Bridge Grants
Fiscal 2020 reported compensation in our Summary Compensation Table also includes the 2020 Bridge Grants, which were approved in Fiscal 2019. The Bridge Grants, which were granted in connection with the Fiscal 2019 transition to a new single long-term incentive program that will payout in a cliff only at the end of a three-year performance period ending September 30, 2021, were made at a roughly 15% discount from the compensation opportunities that would have been available under our prior long-term incentive plans during Fiscal 2019 and Fiscal 2020. For more information regarding the Bridge Grants, see page 23.
Because of the special circumstances surrounding our transition to a new long-term equity plan noted above, the Bridge Grants are not indicative of our regular, ongoing annual compensation.
Analysis of our CEO’s Fiscal 2020 Compensation
Mr. Maura’s total Fiscal 2020 compensation is reported in the Summary Compensation Table.

●	Mr. Maura’s annual compensation opportunity breaks down as follows: 12% fixed (base salary) and 88% variable (annual and long-term incentives).

●	Mr. Maura’s ongoing target direct compensation (base salary, target MIP bonus and target annual LTIP award grant date value) is $7,425,000.

●
Mr. Maura’s variable compensation is comprised of (i) 25% time-based RSUs that will cliff vest at the conclusion of a three-year service period and are subject to market risk and (ii) 75% performance-based incentives, including his annual target MIP bonus and the value of his PSUs under the LTIP assuming three-year performance target achievement, which, in each case, are only eligible to be earned on the basis of Company performance relative to pre-established
goals.

As discussed elsewhere in this Form 10-K/A, there is one special compensation item that impacted Mr. Maura’s Fiscal 2020 compensation as reported in the Summary Compensation Table below on page 39: the PSUs of his Bridge Grant, valued at $3,011,339, which vested based on continued service and performance through November 21, 2020. The Fiscal 2020 Bridge Grant was approved by our Compensation Committee, with the advice of its prior independent compensation consultant. Because of the special circumstances surrounding our transition to a new long-term equity plan, the Bridge Grants included in Mr. Maura’s Fiscal 2020 compensation are not indicative of his regular, ongoing annual compensation levels. If the Bridge Grant is excluded, Mr. Maura’s reported compensation in Fiscal 2020 would have been $7,937,019 instead of $10,948,358. The Bridge Grants were one-time,
non-recurring
compensation made in Fiscal 2018, and will not impact Mr. Maura’s compensation as reported in the Summary Compensation Table in future fiscal years.
Fiscal 2020 Compensation Component
Pay-Outs
Base Salary
The annual base salaries at the end of Fiscal 2020 for our NEOs are set forth below:

Named Executive	Annual Base Salary at the end of Fiscal 2020
David M. Maura	$ 900,000

Jeremy W. Smeltser	$ 500,000

Randal D. Lewis	$ 550,000

Ehsan Zargar	$ 400,000

Rebeckah Long	$ 300,000
Management Incentive Plan
For Fiscal 2020, our MIP award levels achievable at target for each participating NEO were as follows:

Named Executive	MIP Target as % of Annual Base Salary
David M. Maura	125%

Jeremy W. Smeltser	80%

Randal D. Lewis	90%

Ehsan Zargar	60%

Rebeckah Long	60%
The Fiscal 2020 MIP program generally followed the plan design from prior years with the corporate goals of increasing Adjusted EBITDA and Adjusted Free Cash Flow. Our Compensation Committee established the following weightings:

●	50% Adjusted EBITDA

●	50% Adjusted Free Cash Flow
The table below shows the two performance metrics for our NEOs and the applicable levels of performance required to achieve threshold, target and maximum payouts. The performance metrics for each of our NEOs were equal to those established for the Company as a whole. The maximum MIP bonus payable is 250% of target for Mr. Maura and 200% for our other NEOs. As described in the table below, we achieved payouts of 138.69% based on Adjusted EBITDA achievement and 117.8% based on Adjusted Free Cash Flow, not giving effect to the impact on EBITDA or the cash flow impact of switching the payment to cash from shares.

Performance Required to Achieve Bonus % as Indicated ($ in millions)
Performance Metric	Weight (% of Target Bonus)	Threshold (0%)	Target (100%)	Maximum (200%) (1)	Actual	Calculated 2020 Payout Factor (% of Target Bonus)
Adjusted EBITDA	50%	$517.50	$575.00	$632.50	$597.25	138.69%
Adjusted Free Cash Flow	50%	$225.00	$250.00	$275.00	$254.45	117.80%

(1)	Mr. Maura is eligible to receive a maximum MIP equal to 250% of target if we achieve Adjusted EBITDA and Adjusted Free Cash Flow of $661.25 million and $287.5 million, respectively.
LTIP
Our Fiscal 2020 LTIP grants cover service and cumulative performance over the three-year period commencing October 1, 2019 and ending September 30, 2022. Of the total grant, 70% is in the form of PSUs and will vest based on the achievement of cumulative Adjusted EBITDA, cumulative Adjusted Free Cash Flow and Adjusted Return on Equity over the three-year period. The remaining 30% is in the form of RSUs, which will vest based on continued service, with cliff vesting at the end of such three-year period. In addition, with respect to the PSU component of the LTIP, there is an opportunity to earn additional PSUs if superior performance is achieved (subject to a cap of 125% of the target PSUs).
The chart below sets forth the number of PSUs and RSUs each NEO was granted in Fiscal 2020 pursuant to the LTIP.

Name	70% Performance- Based	30% Time Based	Potential Upside Performance-Based
David M. Maura	60,693	26,012	15,173
Jeremy W. Smeltser	11,240	4,817	2,810
Randal D. Lewis	24,727	10,597	6,182
Ehsan Zargar	17,983	7,707	4,496
Rebeckah Long	3,934	1,686	984
The table below shows the three performance metrics for our NEOs and the applicable levels of performance required to achieve threshold, target and maximum vesting of PSUs.

Performance Measure (in $ millions)	Threshold (0% of PSUs vest)	Target (100% of PSUs vest)	Maximum (125% of PSUs vest)
Adjusted EBITDA	1,725.0	1,795.0	1812.8
Adjusted Free Cash Flow	750.0	875.0	908.2
Adjusted Return on Equity	10.64%	11.49%	11.70%
Under the LTIP, the three performance goals may be earned independently of one another. The achievement of the performance goals for each of our NEOs will be measured on a consolidated Company-wide basis. Acquisitions by the Company are included in the Adjusted EBITDA, Adjusted Free Cash Flow and Adjusted Return on Equity calculations, subject to the negative discretion of our Compensation Committee. Awards for performance between threshold and target levels and between target and maximum levels, will be determined based on linear interpolation. If neither threshold performance level is achieved, then no PSUs will be earned.
Our Compensation Committee also provided in the award agreements for our NEOs that such officers are required to hold at least 50% of the net shares they receive (after any shares withheld by the Company for tax purposes) until such NEO achieves the required stock ownership. Thereafter they are required to hold 25% of the net after-tax
shares they receive for at least one year following vesting. In addition, our NEOs and all other officers at the Vice President level or higher, are subject to the share ownership and retention guidelines discussed above (see “
Directors, Executive Officers and Corporate Governance-Corporate
Governance-Our
Practices and Policies-Stock Ownership Guidelines
”).

Deferral and Post-Termination Benefits
Retirement Benefits
.
Our Company maintains a 401(k) plan for our employees, including our NEOs.
Supplemental Executive Life Insurance Program
.
During Fiscal 2020, each of Messrs. Maura, Lewis and Zargar participated in a program pursuant to which the Company, on behalf of each participant, made an annual contribution on October 1 equal to 15% of such participant’s base salary as of that date into a Company-owned executive life insurance policy for such participant. The investment options for each such policy are selected by the insurance provider.
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
Perquisites and Benefits
The Company provides certain limited perquisites and other benefits to certain executives, including our NEOs. Among these benefits are financial and tax planning services, car allowances or leased car programs, executive medical exams and executive life and disability insurance. Mr. Maura has voluntarily agreed to cease receiving any benefits for financial or tax planning services, any gross-up
on financial planning and his automobile allowance. Similarly, we do not provide gross-ups
for our other NEOs.
Important Compensation Policies and Guidelines
Timing and Pricing of Stock-Based Grants
The Company did not grant stock options to its employees during Fiscal 2020 and does not anticipate that it will use options as part of its compensation program going forward.
The Company does provide stock, restricted stock, RSUs and PSUs as part of the compensation program made available to directors, NEOs and other employees. With respect to annual or special grants of stock or restricted stock, these are generally made on the date or as soon as practicable following the date on which such grants are approved by our Compensation Committee or our Board, or, if the award dictated a subsequent date or the achievement of a particular event prior to grant, as soon as practicable after such subsequent date or achievement of such event. The granting of stock, to the extent granted by the Company, will generally be granted the day after the second business day following the public dissemination of the Company’s financial results or such other date as determined by the Company’s General Counsel, using that day’s NYSE adjusted market close price to convert to a round number of shares. For purposes of valuing awards made under our equity plans, the grant price is generally the closing sale price of the Company’s common stock on the exchange on which the Company’s shares are listed on the day of the grant date.
Impact of Tax and Accounting Considerations
We consider accounting and tax implications when we design our equity-based and cash compensation programs and when we make awards or grants. Section 162(m) of the Internal Revenue Code, as amended by the Tax Cuts and Jobs Act of 2017, generally limits the deductibility of certain compensation in excess of $1 million paid in any one year to any “covered employee.” A “covered employee” under Section 162(m) is any employee who has served as our CEO, CFO or other most highly compensated executive officers for tax years after December 31, 2016. Prior to the amendment, qualified performance-based compensation was not subject to this deduction limit if certain requirements were met. Under the Tax Cuts and Jobs Act of 2017, the performance-based exception has been repealed, unless compensation paid to any “covered employee” qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017. We do not expect the disallowance of a deduction for compensation paid to our NEOs in excess of $1 million, as a result of these changes to Section 162(m), to significantly alter our compensation programs. The overriding consideration when evaluating the pay level or design component of any portion of our executives’ compensation is the effectiveness of the pay component and the shareholder value that management and the Compensation Committee believe the pay component reinforces. In structuring the compensation for our NEOs, our Compensation Committee will review a variety of factors which may include the deductibility of such compensation under Section 162(m), to the extent applicable. However, this is not the driving or most influential factor and the Compensation Committee has approved in the past and specifically reserves the right to pay or approve nondeductible compensation currently and in the future.

Executive Compensation Tables
The following tables and footnotes show the compensation earned for service in all capacities during Fiscal 2020, Fiscal 2019 and Fiscal 2018 by our NEOs. We refer you to the
“Compensation Discussion and Analysis”
and the
“Termination and Change in Control Provisions”
sections of this report as well as the corresponding footnotes to the tables for material factors necessary for an understanding of the compensation detailed in the tables entitled
“Summary Compensation Table,” “All Other Compensation Table for Fiscal 2020”
and
“Grants of Plan-Based Awards Table for Fiscal 2020.”
Summary Compensation Table

Name and Principal Position (1)	Year	Salary	Bonus	Stock Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total (*)
David M. Maura	2020	$900,000	–	$8,411,326	$1,442,813	$194,219	$10,948,358
Executive Chairman and	2019	$900,000	–	$13,588,411	$5,000,000	$199,711	$19,688,122
Chief Executive Officer	2018	$769,744	–	$3,336,463	–	$417,421	$4,523,628
Jeremy W. Smeltser	2020	$500,000	–	$1,000,030	$513,000	$136,699	$2,149,729
Executive Vice President and
Chief Financial Officer			–
Randal D. Lewis	2020	$550,000	–	$3,161,022	$634,838	$173,121	$4,518,981
Executive Vice President and	2019	$447,788	–	$4,075,662	$500,000	$145,954	$5,169,404
Chief Operating Officer
Ehsan Zargar	2020	$400,000	–	$2,881,385	$307,800	$156,599	$3,745,784
Executive Vice President and	2019	$400,000	–	$4,691,949	$500,000	$114,538	$5,706,487
General Counsel	2018	$315,384	$5,000,000	–	–	$165,582	$5,480,966
Rebeckah Long	2020	$300,000	–	$382,050	$230,850	$21,325	$934,225
Senior Vice President, Global	2019	$231,607	–	$626,206	$53,750	$18,602	$930,165

(*)
As noted, the Summary Compensation Table includes the performance portion of the Bridge Grants attributed to Fiscal 2020. Because of the special circumstances surrounding our transition to a new long-term equity plan, we do not believe that the Bridge Grants are indicative of our regular, ongoing annual compensation. If these amounts were excluded, the totals for Fiscal 2020 would have been as follows: Mr. Maura ($7,937,019), Mr. Lewis ($3,557,938), Mr. Zargar ($2,464,371) and Ms. Long ($902,188). The Bridge Grants were one-time,
non-recurring
compensation made in Fiscal 2018, and will not impact the compensation reported in the Summary Compensation Table in future fiscal years. See “
Compensation Discussion and Analysis-Analysis of our CEO’s Fiscal 2020 Compensation
” and “
Compensation Discussion and Analysis-Compensation Elements-Special Awards
” for more information.

(1)	Mr. Smeltser became an Executive Vice President on October 1, 2019 and our CFO on November 17, 2019.
(2)
This column reflects the aggregate grant date fair value of the awards computed in accordance with ASC Topic 718. For a discussion of the relevant ASC 718 valuation assumptions, see Note 2, Significant Accounting Policies and Practices, of the Notes to Consolidated Financial Statements, included in our Annual Report on Form
10-K
for Fiscal 2020. For Fiscal 2020, this column reflects grants under the LTIP and the Bridge Grants. If the maximum performance was achieved then the value of the awards in Fiscal 2020 would have been as follows: Mr. Maura ($9,356,301); Mr. Smeltser ($1,175,037); Mr. Lewis ($3,546,037); Mr. Zargar ($3,161,396); and Ms. Long ($443,334) in each case based on the stock price on the date of grant. At the lowest level of performance, the performance-based restricted stock unit awards are forfeited. The amounts shown in this column do not reflect the actual payout.

(3)
For Fiscal 2020, this column represents amounts earned under the Company’s 2020 MIP, as applicable. For additional detail on the 2020 MIP and the determination of the awards thereunder, please refer to the discussion under the heading “Compensation Discussion and Analysis-Fiscal 2020 Compensation Component
Pay-Outs-Management
Incentive Plan” and the table entitled “Grants of Plan-Based Awards Table for Fiscal 2020” and its accompanying footnotes. The cash incentive awards payable under the 2018 and 2019 MIP to our NEOs were settled in shares of common stock in lieu of cash on December 7, 2018 and December 6, 2019, respectively, as follows: Mr. Maura - 2,748 shares for the 2018 MIP and 20,538 for the 2019 MIP; Mr. Lewis - 6,572 shares for the 2019 MIP; Mr. Zargar - 4,382 shares for the 2019 MIP; Ms. Long - 1,594 shares for the 2019 MIP and, in each case, are reported under Stock Awards.

(4)	Please see the following table for the details of the amounts that comprise the All Other Compensation column.

All Other Compensation Table for Fiscal 2020

Name	Financial Planning Services Provided to Executive (2)	Life Insurance Premiums Paid on Executives Behalf (3)	Car Allowance/ Personal Use of Company Car (4)	Company Contributions to Executive’s Qualified Retirement Plan (5)	Company Contributions to Executive’s Supplemental Life Insurance Policy (6)	Dividends (7)		Other (8)	Total
David M. Maura (1)	$–	$7,602	$–	$9,750	$75,606		$101,261	–	$194,219
Jeremy W. Smeltser	$20,000	$580	$20,384	$7,404	$75,000	$		$13,331	$136,699
Randal D. Lewis	$20,000	$8,123	$18,218	$11,962	$82,500		$32,318	–	$173,121
Ehsan Zargar	$20,000	$2,382	$18,000	$13,126	$60,000		$43,091	–	$156,599
Rebeckah Long	$–	$2,011	$11,958	$6,279	$–		$1,077	–	$21,325

(1)	Mr. Maura voluntarily eliminated his financial planning, car allowance and any tax equalization payments in Fiscal 2020.
(2)
The Company provides reimbursements for expenses related to financial planning and tax preparation services, up to $20,000 annually, to Messrs. Smeltser, Lewis and Zargar. For Fiscal 2020, these reimbursements have yet to be paid out, other than for $800 to Mr. Smeltser, but this benefit is being included her to reflect the totality of benefits in respect of Fiscal 2020 for Messrs. Smeltser, Lewis and Zargar.

(3)
The amount represents the life insurance premium paid for Fiscal 2020. The Company provides life insurance coverage equal to three times (two times, for Ms. Long) base salary for each executive officer.

(4)
The Company sponsors a leased car or car allowance program. Under the leased car program, costs associated with using a vehicle are provided, which also include maintenance, insurance and license and registration. Under the car allowance program, the executive receives a fixed monthly allowance. As noted above, beginning with Fiscal 2020, Mr. Maura has given up his car allowance.

(5)	Represents amounts contributed under the Company-sponsored 401(k) retirement plan.
(6)	This amount reflects the premium paid by the Company equal to 15% of base salary toward individual supplemental life insurance policies.
(7)	This amount reflects dividend equivalent paid in respect of RSUs held by NEOs which were not factored into the grant date fair value of the RSUs.
(8)	This amount for Mr. Smeltser represents relocation expenses in connection with his hiring as CFO.
Grants of Plan-Based Awards Table for Fiscal 2020
The following table and footnotes provide information with respect to equity grants made to our NEOs during Fiscal 2020 as well as the range of future payouts under non-equity
incentive plans for our NEOs indicated.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units #	Grant Date Fair Value of Stock Awards $ (4)
Name	Grant Date	Threshold $	Target $	Maximum $	Threshold #	Target #	Maximum #
David M. Maura	10/01/2019 (1)	$0	$1,125,000	$2,812,500
	11/21/2019 (2)	–	–	–		48,220			3,011,339
	12/16/2019 (3)				0	60,693	75,866	26,012	5,399,987
Jeremy W. Smeltser	10/01/2019 (1)	$0	$400,000	$800,000
	12/16/2019 (3)	–	–	–	0	11,240	14,050	4,817	1,000,030
Randal D. Lewis	10/01/2019 (1)	$0	$495,000	$990,000
	11/21/2019 (2)	–	–	–		15,389			961,043
	12/16/2019 (3)				0	24,727	30,909	10,597	2,199,979
Ehsan Zargar	10/01/2019 (1)	$0	$240,000	$480,000
	11/21/2019 (2)	–	–	–		20,519			1,281,412
	12/16/2019 (3)				0	17,983	22,479	7,707	1,599,973
Rebeckah Long	10/01/2019 (1)	$0	$180,000	$360,000
	11/21/2019 (2)	–	–	–		513			32,037
	12/16/2019 (3)				0	3,934	4,918	1,686	350,014

(1)
Represents the threshold, target and maximum payouts under the Fiscal 2020 MIP. The actual amounts earned under the plan for Fiscal 2020 are disclosed in the Summary Compensation Table above as part of the column entitled “
Non-Equity
Incentive Plan Awards
.” For Mr. Maura, the maximum payout for the disclosed awards is equal to 250% of target. For our other NEOs, the maximum payouts for the disclosed awards are equal to 200% of target. See “
Compensation Discussion and Analysis-Fiscal 2020 Compensation Component
Pay-Outs-Management
Incentive Plan
” for a discussion of the terms of the Fiscal 2020 MIP.

(2)
Represents the number of PSUs awarded under the 2020 Bridge Grants. See “Compensation Discussion and Analysis-Fiscal 2020 Compensation Components
Pay-Outs-LTIP”
for a discussion of the terms of these awards.

(3)
Represents the number of RSUs and PSUs awarded under the Fiscal 2020 LTIP grants and shows (a) the threshold, target and maximum payouts, denominated in the number of shares of stock, in respect of PSUs and (b) the number of shares of stock underlying the RSUs. See “
Compensation Discussion and Analysis-Fiscal 2020 Compensation Components
Pay-Outs-LTIP
” for a discussion of the terms of these awards.

(4)
Except as otherwise noted, reflects the value at the grant date value based upon the probable outcome of the relevant performance conditions. This amount is consistent with the estimate of aggregate compensation costs to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of any estimated forfeitures.

Outstanding Equity Awards at the End of Fiscal 2020
The following table and footnotes set forth information regarding outstanding options and restricted stock unit awards as of September 30, 2020 for our NEOs. The market value of shares that have not vested was determined by multiplying $57.16, the closing market price of the Company’s stock on September 30, 2020, the last trading day of Fiscal 2020, by the number of shares.

Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1)		Market Value of Shares or Units of Stock That Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested(3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2)
David M. Maura	65,294	$52.83	11/29/2022	–		–	–		–
	64,142	$72.92	11/29/2023	–		–	–		–
	26,743	$82.85	11/25/2024	–		–	–		–
	1,164	$86.38	11/24/2025	–		–	–		–
	51,309	$95.43	11/28/2026	–		–	–		–
	–	–	–	32,146	(4)	$1,837,465	48,220	(5)	$2,756,255
	–	–	–	35,817	(6)	$2,047,300	83,573	(7)	$4,777,033
	–	–	–	26,012	(8)	$1,486,846	60,693	(9)	$3,469,212
Jeremy W. Smeltser	–	–	–	4,817	(8)	$275,340	11.240	(5)	$642,478
Randal D. Lewis	–	–	–	10,260	(4)	$586,462	15,389	(5)	$879,635
	–	–	–	9,949	(6)	568,685	23,215	(7)	$1,326,969
	–	–	–	10,597	(8)	$605,725	24,727	(9)	$1,413,395
Ehsan Zargar	3,958	$72.92	11/29/2023	–		–	–		–
	5,009	$82.86	11/25/2024	–		–	–		–
	–	–	–	13,679	(4)	$781,892	20,519	(5)	$1,172,866
	–	–	–	10,613	(6)	$606,639	24,762	(7)	$1,415,396
	–	–	–	7,707	(8)	$440,532	17,983	(9)	$1,027,809
Rebeckah Long	–	–	–	342	(4)	$19,549	513	(5)	$29,323
	–	–	–	1,658	(6)	$94,771	3,869	(7)	$221,152
	–	–	–	1,686	(8)	$96,372	3,934	(9)	$224,867

(1)	This column shows the number of outstanding RSUs subject to time-based vesting.
(2)	The market value is based on the per share closing price of our common stock on September 30, 2020 ($57.16).
(3)
This column shows the number of Bridge Grant RSUs and Fiscal 2019 and 2020 LTIP RSUs subject to performance-based vesting. In the case of the Fiscal 2019 and 2020 LTIP grants, because none of the performance metrics have been satisfied as of the date of this report (even at the threshold level), we have shown in accordance with SEC rules only the number of RSUs that would be payable upon the lowest level of performance (which is 0%).

(4)	These include the Fiscal 2020 Bridge Grant RSUs, which vested on November 21, 2020.
(5)	These include the Fiscal 2020 Bridge Grant PSUs, which vested on November 21, 2020.
(6)	These Fiscal 2019 LTIP RSUs cliff vest on September 30, 2021, subject to continued employment.
(7)	These Fiscal 2019 LTIP PSUs cliff vest on September 30, 2021, subject to continued employment and achievement of the applicable performance metrics.
(8)	These Fiscal 2020 LTIP RSUs cliff vest on December 2, 2022, subject to continued employment.
(9)	These Fiscal 2020 LTIP PSUs cliff vest on December 2, 2022, subject to continued employment and achievement of the applicable performance metrics.

Stock Vested During Fiscal 2020
The following table and footnotes provide information regarding stock awards vesting during Fiscal 2020 for our NEOs.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
David M. Maura	80,366	$5,018,857	(1)
Jeremy W. Smeltser	–	$–
Randal D. Lewis	25,649	$1,601,780	(2)
Ehsan Zargar	34,199	$2,135,728	(3)
Rebeckah Long	855	$53,395	(4)

(1)
The amount for Mr. Maura in this column represents the value realized upon the vesting of 80,366 RSUs on November 21, 2019. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on each such vesting date, which was $62.45 on November 20, 2019 (the last trading day before November 21, 2019).

(2)
The amount for Mr. Lewis in this column represents the value realized upon the vesting of 25,649 RSUs on November 21, 2019. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on each such vesting date, which was $62.45 on November 20, 2019 (the last trading day before November 21, 2019).

(3)
The amount for Mr. Zargar in this column represents the value realized upon the vesting of 34,199 RSUs on November 21, 2019. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on each such vesting date, which was $62.45 on November 20, 2019 (the last trading day before November 21, 2019).

(4)
The amount for Ms. Long in this column represents the value realized upon the vesting of 855 RSUs on November 21, 2019. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on each such vesting date, which was $62.45 on November 20, 2019 (the last trading day before November 21, 2019).

Pension Benefits
None of our NEOs participated in any pension plans during or as of the end of, Fiscal 2020.
Non-Qualified
Deferred Compensation
None of our NEOs participated in any Company
non-qualified
deferred compensation programs during or as of the end of, Fiscal 2020.
Termination and Change in Control Provisions
Awards under the Company Equity Plan
For purposes of these incentive plans, “change in control” generally means the occurrence of any of the events listed below and “Applicable Company” means the Company or SPB Legacy with respect to the former equity plan of SPB Legacy which was assumed by the Company:

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

(iii)
consummation of a merger or consolidation of the Applicable Company or any direct or indirect subsidiary of the Applicable Company with any other entity, other than (A) a merger or consolidation which results in the voting securities of the Applicable Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) more than 50% of the combined voting power of the voting securities of the Applicable Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, (B) a merger or consolidation effected to implement a recapitalization of the Applicable Company (or similar transaction) in which no individual, entity or group is or becomes the beneficial owner, directly or indirectly, of voting securities of the Applicable Company (not including in the securities beneficially owned by such individual, entity or group any securities acquired directly from the Applicable Company or any of its direct or indirect subsidiaries) representing 50% or more of the combined voting power of the Applicable Company’s then outstanding voting securities or (C) a merger or consolidation affecting the Applicable Company as a result of which a Designated Holder (as defined below) owns after such transaction more than 50% of the combined voting power of the voting securities of the Applicable Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation; or

(iv)
approval by the shareholders of the Applicable Company of either a complete liquidation or dissolution of the Applicable Company or the sale or other disposition of all or substantially all of the assets of the Applicable Company, other than a sale or disposition by the Applicable Company of all or substantially all of the assets of the Applicable Company to an entity, more than 50% of the combined voting power of the voting securities of which are owned by shareholders of the Applicable Company in substantially the same proportions as their ownership of the Applicable Company immediately prior to such sale; provided that, in each case, it shall not be a change in control if, immediately following the occurrence of the event described above (i) the record holders of the common stock of the Applicable Company immediately prior to the event continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Company immediately following the event or (ii) the Harbinger Master Fund, the Harbinger Special Situations Fund, HRG and their respective affiliates and subsidiaries (the “Designated Holders”) beneficially own, directly or indirectly, more than 50% of the combined voting power of the Applicable Company or any successor.

Executive-Specific Provisions Regarding Employment, Termination and Change in Control
Agreements with NEOs
Our Compensation Committee periodically evaluates the appropriateness of entering into employment agreements, severance agreements or other written agreements with the Company’s NEOs to govern compensation and other aspects of the employment relationship. During Fiscal 2020, the Company and/or its wholly owned subsidiary, SBI, had written employment agreements with its NEOs as follows: (i) an Employment Agreement, dated January 20, 2016, as amended and restated on dated April 25, 2018, with Mr. Maura (the “Maura Employment Agreement”); (ii) an employment agreement, dated September 9, 2019, with Mr. Smeltser (the “Smeltser Agreement”); (iii) an employment agreement dated September 9, 2019 with Mr. Lewis (the “Lewis Employment Agreement”); (iv) an employment Agreement with Mr. Zargar dated October 1, 2018 (the “Zargar Employment Agreement”); and (v) a letter agreement with Ms. Long dated September 9, 2019 (the “Long Letter Agreement”), which was supplemented by a severance agreement with Ms. Long dated September 9, 2019 (the “Long Severance Agreement”).
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

Under the terms of the Maura Employment Agreement, Mr. Maura was entitled to receive a performance-based EIP grant with a target value of $3.2 million for his service as Executive Chairman and CEO and a performance-based S3B grant with a target value of $3 million, each in accordance with those programs grant cycles. In Fiscal 2019, our Compensation Committee eliminated the EIP and S3B bonus programs and replaced them with our performance based LTIP bonus program. Based on the review of peer groups, Mr. Maura received an LTIP grant with target value of $5.4 million for Fiscal 2020. In addition, at the discretion of the Compensation Committee and/or the Board, Mr. Maura is also eligible to receive future grants and/or participate in future multi-year incentive programs.
The Maura Employment Agreement also provides Mr. Maura with, among other things: (i) four weeks of paid vacation for each full year; (ii) eligibility for Mr. Maura to participate in the Company’s executive auto lease program which Mr. Maura has waived beginning in Fiscal 2020; (iii) a stipend for income tax filings and returns preparation and advice and estate planning advice which Mr. Maura has waived; and (iv) eligibility for Mr. Maura to participate in any of the Company’s insurance plans and other benefits, if any, as the benefits are made available to other executive officers of the Company.
Under the Maura Employment Agreement, Mr. Maura is entitled to receive severance benefits if his employment is terminated under certain circumstances. In general, termination as Executive Chairman and as CEO is determined separately, so that termination from either position will generally provide for payments in respect only of that position and a termination from both positions will provide for payments in respect of both positions.
In the event that Mr. Maura is terminated with “cause” or terminates his employment voluntarily, other than for “good reason,” from his role as Executive Chairman or as CEO or all his roles, Mr. Maura’s compensation (with respect to such roles) and other benefits (in the case where he is terminated from all his roles) provided under his employment agreement cease at the time of such termination and Mr. Maura is entitled to no further compensation under his employment agreement with respect to such role. Notwithstanding this, the Company would pay to Mr. Maura accrued compensation and benefits and continuation of Company medical benefits to the extent required by law.
If Mr. Maura’s role as CEO is terminated (without terminating his role as Executive Chairman), without “cause,” by the Company, by Mr. Maura for “good reason,” due to Mr. Maura’s death or disability or upon a Company-initiated non-renewal
or upon a change in control, Mr. Maura will be entitled to receive the following severance benefits: (i) the vesting of $250,000 of his outstanding time-based equity awards, based on grant-date value, as determined by the Compensation Committee; (ii) a cash payment of $500,000 ratably monthly in arrears over the
12-month
period following such termination; and (iii) a
pro rata
portion, in cash, of the annual MIP bonus related to the base salary that Mr. Maura would have earned for the fiscal year in which termination occurs. Notwithstanding the foregoing, if Mr. Maura’s employment is terminated in a CIC Termination (as defined below) during the initial term of the Maura Employment Agreement, then instead of the payment in clause (ii) above, he will receive a cash payment equal to the greater of (x) a cash amount equal to $500,000 or (y) a cash amount equal to his then-current base salary times the number of months remaining in the initial term, with a pro rata
amount being calculated for any partial month in that time period.
In addition to the payments above, if Mr. Maura’s employment (as Executive Chairman) is terminated by the Company without “cause,” by Mr. Maura for “good reason,” upon Mr. Maura’s death or disability or upon a Company-initiated non-renewal
of his employment agreement, the Company shall pay or provide for Mr. Maura: (i) (a) a cash payment equal to 1.5 times the base salary in effect immediately prior to his termination, plus (b) a cash payment equal to 1.0 times his target annual MIP bonus of 125% of his then-current base salary, each payable ratably on a monthly basis over the
18-month
period immediately following his termination; (ii) the
pro rata
portion, in cash, of the annual MIP bonus (if any) he would have earned for the fiscal year in which such termination occurs if his employment had not ceased, to be paid at the same time such bonus would have been paid to Mr. Maura for such fiscal year if his employment had not terminated; (iii) for the
18-month
period immediately following such termination, provide Mr. Maura and his dependents with medical insurance coverage and other employee benefits on a basis substantially similar to those provided to Mr. Maura and his dependents by the Company immediately prior to the date of termination at no greater cost to Mr. Maura or the Company than the cost to Mr. Maura and the Company immediately prior to such date; and (iv) payment of accrued vacation time pursuant to Company policy. In addition, all unvested outstanding time-based equity awards will promptly vest as provided in the applicable equity award agreements. Notwithstanding the foregoing, if Mr. Maura’s employment is terminated in a CIC Termination during the initial term of the Maura Employment Agreement, then instead of the payment in clause (i)(a) above, he will receive a cash payment equal to the greater of (x) a cash amount equal to 1.5 times his then-current base salary or (y) a cash amount equal to his then-current base salary times the number of months remaining in the initial term, with a pro rata
amount being calculated for any partial month in that time period.

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
The payment of the severance payments and vesting of equity awards described above with respect to a termination of Mr. Maura’s employment are conditioned upon Mr. Maura’s execution of a release of claims in favor of the Company and its controlled affiliates and Mr. Maura’s compliance with the non-competition,
non-solicitation,
non-disparagement
and confidentiality restrictions set forth in his employment agreement. The non-competition
and
non-solicitation
provisions extend for 18 months following Mr. Maura’s termination and confidentiality provisions extend for seven years following Mr. Maura’s termination.
Under the Maura Employment Agreement, (a) “good reason” is defined as the occurrence of any of the following events without Mr. Maura’s consent: (i) any reduction in Mr. Maura’s annual base salary or target MIP bonus opportunity then in effect; (ii) the required relocation of Mr. Maura’s office at which he is principally employed as of April 25, 2018 to a location more than 50 miles from such office or the requirement by the Company that Mr. Maura be based at a location other than such office on an extended basis, except for required business travel; (iii) a substantial diminution or other substantive adverse change in the nature or scope of Mr. Maura’s responsibilities, authorities, powers, functions or duties; (iv) a breach by the Company of any of its other material obligations under the Maura Employment Agreement; or (v) the failure of the Company to obtain the agreement of any successor to the Company to assume and agree to perform the Maura Employment Agreement; and (b) “cause” is defined, in general, as the occurrence of any of the following events: (i) the commission by Mr. Maura of any deliberate and premeditated act taken by Mr. Maura in bad faith against the interests of the Company that causes or is reasonably anticipated to cause material harm to the Company; (ii) Mr. Maura has been convicted of or pleads nolo contendere with respect to, any felony or of any lesser crime or offense having as its predicate element fraud, dishonesty or misappropriation of the property of the Company that causes or is reasonably anticipated to cause material harm to the Company; (iii) the habitual drug addiction or intoxication of Mr. Maura which negatively impacts his job performance or Mr. Maura’s failure of a company-required drug test; (iv) the willful failure or refusal of Mr. Maura to perform his duties as set forth in the employment agreement or the willful failure or refusal to follow the direction of our Board, which is not cured after 30 calendar days’ notice; or (v) Mr. Maura materially breaches any of the terms of the Maura Employment Agreement or any other agreement between himself and the Company and the breach is not cured within 30 calendar days after written notice from the Company.
Agreement with Mr. Smeltser
On September 9, 2019, the Company entered into an employment agreement with Jeremy W. Smeltser. Pursuant to the Smeltser Employment Agreement, the initial term was until September 30, 2020 and thereafter is subject to automatic one-year
renewals, subject to earlier termination. Pursuant to the Smeltser Employment Agreement, Mr. Smeltser will receive an annual base salary of $500,000, subject to periodic review and increase by the Compensation Committee, in its discretion. In addition, Mr. Smeltser will receive a performance-based cash bonus under the MIP program for each fiscal year (commencing with Fiscal 2020) during the term of the agreement. The MIP bonus will be based on a target of 80% (and a maximum of 160%) of Mr. Smeltser’s base salary paid during the applicable fiscal year, provided that the Company achieves certain annual performance goals as established by the Board and/or Compensation Committee. If such performance goals are met, the MIP bonus will be payable in cash or equity, provided that Mr. Smeltser remains employed with the corporation on the date the bonus is paid.
The Smeltser Employment Agreement provides that on or prior to December 31, 2019, Mr. Smeltser will receive an equity or equity based award with a grant date value of $1,000,000 and that for each subsequent fiscal year ending during the term (commencing with Fiscal 2021), he shall be eligible to receive an equity or equity based award with a target value of 200% of his base salary.
The Smeltser Employment Agreement also provides Mr. Smeltser with certain other compensation and benefits, including: (i) relocation reimbursement of up to $75,000 as well as the use of a Company-funded apartment for up to 12 months; (ii) four weeks of paid vacation for each full year; (iii) eligibility to participate in any of the Company’s insurance plans and other benefits, if any, as are made available to other executive officers of the Company; and (iv) eligibility for Mr. Smeltser to participate in the Company’s executive auto lease program during the term of the employment agreement.
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
The
non-competition
and
non-solicitation
provisions extend for 18 months following Mr. Smeltser’s termination and confidentiality provisions extend for up to seven years following Mr. Smeltser’s termination. Mr. Smeltser is also subject to a cooperation provision that extends for six years following Mr. Smeltser’s termination.
The definitions of “good reason” and “cause” under the Smeltser Employment Agreement are similar to the definitions of such terms in the Maura Employment Agreement.
Agreements with Mr. Lewis
On September 9, 2019, Mr. Lewis was promoted to the office of Executive Vice President and entered into the Lewis Employment Agreement, which superseded a prior severance agreement. Pursuant to the Lewis Employment Agreement, the initial term was until September 30, 2020 and thereafter is subject to automatic one-year
renewals, subject to earlier termination. Pursuant to the Lewis Employment Agreement, Mr. Lewis will receive an annual base salary of $550,000, subject to periodic review and increase by the Compensation Committee, in its discretion. In addition, Mr. Lewis will receive a performance-based cash bonus under the MIP program for each fiscal year (commencing with Fiscal 2020) during the term of the agreement. The MIP bonus will be based on a target of 90% (and a maximum of 180%) of Mr. Lewis’s base salary paid during the applicable fiscal year, provided that the Company achieves certain annual performance goals as established by the Board and/or Compensation Committee. If such performance goals are met, the MIP bonus will be payable in cash or equity, provided that Mr. Lewis remains employed with the corporation on the date the bonus is paid.
The Lewis Employment Agreement provides that on or prior to December 31, 2019, Mr. Lewis shall receive an equity or equity based award with a grant date value of $2,200,000 and that for each subsequent fiscal year ending during the term (commencing with Fiscal 2021), he shall be eligible to receive an equity or equity based award with a target value of 400% of his base salary.
The Lewis Employment Agreement also provides Mr. Lewis with certain other compensation and benefits, including: (i) four weeks of paid vacation for each full year; (ii) eligibility to participate in any of the Company’s insurance plans and other benefits, if any, as are made available to other executive officers of the Company; and (iii) eligibility for Mr. Lewis to participate in the Company’s executive auto lease program during the term of the employment agreement.
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
The
non-competition
and
non-solicitation
provisions extend for 18 months following Mr. Lewis’s termination and confidentiality provisions extend for up to seven years following Mr. Lewis’s termination. Mr. Lewis is also subject to a cooperation provision that extends for six years following Mr. Lewis’s termination.
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
Mr. Zargar will also be eligible for future equity awards under the Company’s equity plan at the discretion of the Compensation Committee and/or Board and will be eligible to participate in future multi-year incentive programs as may be adopted from time to time. The Zargar Employment Agreement also provides Mr. Zargar with certain other compensation and benefits, including the following: (i) four weeks of paid vacation for each full year; (ii) eligibility for Mr. Zargar to participate in the Company’s executive auto lease program; (iii) a stipend for corporate apartment and income tax filings and returns preparation and advice and estate planning advice; and (iv) eligibility for Mr. Zargar to participate in any of the Company’s insurance plans and other benefits, if any, as the benefits are made available to other executive officers of the Company.
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
If Mr. Zargar’s employment is terminated by the Company without “cause,” by Mr. Zargar for “good reason” (as defined below) or by reason of death or by the Company for disability or upon a Company-initiated non-renewal,
he will be entitled to the following severance benefits: (i) a cash payment equal to 2.99 times his then-current base salary, (ii) a cash payment equal to 1.5 times his then-current target annual MIP bonus, each payable ratably on a monthly basis over the
18-month
period following termination; (iii) a
pro rata
portion, in cash, of the annual bonus Mr. Zargar would have earned for the fiscal year in which termination occurs if his employment had not ceased; (iv) for the
18-month
period following termination provide Mr. Zargar and his dependents with medical insurance coverage and other employee benefits on a basis substantially similar to those provided to Mr. Zargar and his dependents by the Company immediately prior to the date of termination at no greater cost to Mr. Zargar or the Company than the cost to Mr. Zargar or the Company immediately prior to such date; and (v) payment of accrued vacation time pursuant to Company policy. In addition, all unvested outstanding performance-based and time-based equity awards will immediately vest in full (at target) as provided in the applicable equity award agreements.

In the case of termination, severance payments and vesting are conditioned upon Mr. Zargar’s execution of a release of claims in favor of the Company and its affiliates and Mr. Zargar’s compliance with the non-solicitation,
non-disparagement
and confidentiality restrictions set forth in his employment agreement. The non-solicitation
provisions extend for 18 months following Mr. Zargar’s termination and the confidentiality provisions extend for seven years following Mr. Zargar’s termination. Mr. Zargar is also subject to a two-year
cooperation provision.
The definitions of “good reason” and “cause” under the Zargar Employment Agreement are similar to the definitions of such terms in the Maura Employment Agreement.
Agreements with Ms. Long
On September 9, 2019, the Company entered into the Long Letter Agreement and the Long Severance Agreement with Ms. Long. Pursuant to the Long Letter Agreement, effective as of September 9, 2019, Ms. Long was promoted to Senior Vice President, Global Human Resources for the Company. Effective as of September 9, 2019, Ms. Long’s base salary was increased from $250,000 to $300,000
(pro-rated
for Fiscal 2019). For Fiscal 2020, Ms. Long’s target bonus was increased from 40% to 60% and her long-term incentive award for Fiscal 2020 is $350,000.
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
12-month
non-compete
and
non-solicit,
a
5-year
confidentiality provision, a
6-year
cooperation provision and perpetual
non-disparagement
provisions. “Cause” for purposes of the Long Severance Agreement generally means: (i) the commission by Ms. Long of any theft, fraud, embezzlement or other material act of disloyalty or dishonesty with respect to the Company (including the unauthorized disclosure of confidential or proprietary information of the Company); (ii) Ms. Long’s conviction of or plea of guilty or nolo contendere to, a felony or other crime of moral turpitude, disloyalty or dishonesty; (iii) Ms. Long’s willful misconduct or gross neglect in the performance of Ms. Long’s job duties and responsibilities to the Company; (iv) the willful or intentional failure or refusal by Ms. Long to follow the written and specific, reasonable and lawful directives of Ms. Long’s supervisor or the Company’s senior management team, which failure or refusal to perform (to the extent curable) is not completely cured to the Company’s reasonable satisfaction within 15 days after receipt of a written notice from the Company detailing such failure or refusal to perform, provided that in no event shall the Company be required to provide more than one such notice or cure period (to the extent a cure period is applicable) within any
12-month
period; (v) the failure or refusal by Ms. Long to perform her duties and responsibilities to the Company or any of its affiliates, which failure or refusal to perform (to the extent curable) is not completely cured to the Company’s reasonable satisfaction within 15 days after receipt of a written notice from the Company detailing such failure or refusal to perform, provided that in no event shall the Company be required to provide more than one such notice or cure period (to the extent a cure period is applicable) within any
12-month
period; (vi) Ms. Long’s breach of any of the terms of this Agreement, any other agreement between Ms. Long and the Company or any Company policy, which breach (to the extent curable) is not cured to the Company’s reasonable satisfaction within 15 days after receipt of a written notice from the Company to Ms. Long of such breach, provided that in no event shall the Company be required to provide more than one such notice or cure period (to the extent a cure period is applicable) within any
12-month
period; (vii) Ms. Long engages in conduct that discriminates against or harasses any employee or other person providing services to the Company on the basis of any protected class such that it would harm the reputation of the Company or its affiliates if Ms. Long was retained as an employee, as determined by the Company in good faith after a reasonable inquiry; or (viii) Ms. Long engages in intentional, reckless or negligent conduct that has or is reasonably likely to have an adverse effect on the Company’s business or reputation, as determined by the Company in good faith.
Amounts Payable upon Termination or Change in Control
The following tables set forth the amounts that would have been payable at September 30, 2020 to each of our NEOs who were employed by the Company as NEOs on the last day of Fiscal 2020 under the various scenarios for termination of employment or a change in control of the Company had such scenarios occurred on September 30, 2020.

David Maura	Termination Scenarios (Assumes Termination on 9/30/2020)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control & Termination
Cash Severance (1)	$–	$2,425,000		$2,425,000		$2,425,000
Annual Bonus (2)	$–	$1,442,813		$1,442,813		$1,442,813
Equity Awards (Intrinsic Value) (3)	$–	$–		$–		$–
Unvested Restricted Stock	$–	$7,736,267	(4)	$7,736,267	(4)	$16,374,111	(5)
Other Benefits	$–	$–		$–		$–
Health and Welfare (6)	$–	$10,492		$10,492		$10,492
Car allowance (7)	$–	$24,000		$24,000		$24,000
Accrued, Unused Vacation (8)	$–	$47,942		$47,942		$47,942

Total	$–	$11,686,514		$11,686,514		$20,324,358

(1)
Reflects cash severance payment, under the applicable termination scenarios, of $500,000 for termination of the role of CEO, plus 1.5x Executive Chairman base salary and 1.0x the Fiscal 2020 Executive Chairman target bonus. Payments are to be made in monthly installments over 12 or 18 months (for the CEO and Executive Chairman payments, respectively) subject to the requirements of Section 409A of the Internal Revenue Code.

(2)	Reflects annual MIP bonus for Fiscal 2020 payable at 128.25% of target. Payment is subject to Section 409A of the Internal Revenue Code.
(3)	Reflects value of accelerated vesting of equity awards, if any, using a stock price of $57.16 which was Spectrum’s closing price on September 30, 2020.
(4)
Upon a termination without cause or due to death or disability or for resignation with good reason, all time-based RSUs under the Fiscal 2019 and 2020 LTIP and the Fiscal 2020 Bridge Grant would be payable. In addition, a pro rata
portion of the Fiscal 2020 Bridge Grant PSUs would be payable, to the extent earned, prorated for the number of days employed during the performance period.

(5)
Upon a termination in connection with a change in control that occurs between 60 days prior to the change in control and the one-year
anniversary of the change in control, all RSUs and PSUs granted under the Fiscal 2019 and 2020 LTIP and the Fiscal 2020 Bridge Grant would be subject to accelerated vesting at target.

(6)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
(7)	Reflects 12 months of car allowance continuation, which Mr. Maura is currently electing not to receive.
(8)	Represents compensation for 110.8 hours of unused vacation time in Fiscal 2020.

Jeremy W. Smeltser	Termination Scenarios (Assumes Termination on 9/30/2020)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control & Termination
Cash Severance (1)	$–	$1,150,000		$1,150,000		$1,150,000
Annual Bonus (2)	$–	$513,000		$513,000		$513,000
Equity Awards (Intrinsic Value) (3)	$–	$–		$–		$–
Unvested Restricted Stock	$–	$76,120	(4)	$76,120	(4)	$76,120	(4)
Other Benefits	$–	$–		$–		$–
Health and Welfare (5)	$–	$10,492		$10,492		$10,492
Car allowance (6)	$–	$23,722		$23,722		$23,722
Accrued, Unused Vacation (7)	$–	$31,106		$31,106		$31,106

Total	$–	$1,804,440		$1,804,440		$1,804,440

(1)
Reflects cash severance payment, under the applicable termination scenarios, of 1.5x base salary and 1.0x the Fiscal 2020 target bonus. Payments are to be made in monthly installments over 18 months subject to the requirements of Section 409A of the Internal Revenue Code.

(2)	Reflects annual MIP bonus for Fiscal 2020 payable at 128.25% of target. Payment is subject to Section 409A of the Internal Revenue Code.
(3)
Reflects value of accelerating the vesting of any unvested equity awards, if any, using a stock price of $57.16, which was Spectrum’s closing price on September 30, 2020 and vested value of 2020 Bridge Cash award.

(4)
Upon a termination without cause or due to death or disability, for resignation with good reason or termination in connection with a change in control, all PSUs will be forfeited. In addition, RSUs under the Fiscal 2020 LTIP will vest pro rata based on days worked during the vesting period (December 2, 2019 through December 2, 2022).

(5)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
(6)	Reflects 12 months of car allowance continuation.
(7)	Represents compensation for 129.4 hours of unused vacation time in Fiscal 2020.

Randal D. Lewis	Termination Scenarios (Assumes Termination on 9/30/2020)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control & Termination
Cash Severance (1)	$–	$1,320,000		$1,320,000		$1,320,000
Annual Bonus (2)	$–	$634,838		$634,838		$634,838
Equity Awards (Intrinsic Value) (3)	$–	$–		$–		$–
Unvested Restricted Stock	$–	$1,016,686	(4)	$1,016,686	(4)	$1,016,686	(4)
Other Benefits	$–	$–		$–		$–
Health and Welfare (5)	$–	$10,492		$10,492		$10,492
Car allowance (6)	$–	$17,083		$17,083		$17,083
Accrued, Unused Vacation (7)	$–	$17,928		$17,928		$17,928

Total	$–	$3,017,027		$3,017,027		$3,017,027

(1)
Reflects cash severance payment, under the applicable termination scenarios, of 1.5x the Executive’s current base salary plus 1.0x the Fiscal 2020 target bonus. Payments are to be made in monthly installments over 18 months, subject to the requirements of Section 409A of the Internal Revenue Code.

(2)	Reflects annual MIP bonus for Fiscal 2020 payable at 128.25% of target. Payment is subject to the requirements of Section 409A of the Internal Revenue Code.
(3)
Reflects value of accelerating the vesting of any unvested equity awards, if any, using a stock price of $57.16, which was Spectrum’s closing price on September 30, 2020 and vested value of 2020 Bridge Cash award.

(4)
Upon a termination without cause or due to death or disability, for resignation with good reason or termination in connection with a change in control, all PSUs will be forfeited. In addition, RSUs under the Fiscal 2019 and 2020 LTIP will vest pro rata based on days worked during the vesting period (December 3, 2018 through December 3, 2022). Furthermore, RSUs under the Fiscal 2020 Bridge Grant will vest pro rata
based on days worked during the 2020 vesting period (November 21, 2019 through November 21, 2020). For the purposes of these tables, performance has been assumed to be equal to target.

(5)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
(6)	Reflects 12 months of car lease payment continuation.
(7)	Represents compensation for 67.8 hours of unused vacation time in Fiscal 2020.

Ehsan Zargar	Termination Scenarios (Assumes Termination on 9/30/2020)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control & Termination
Cash Severance (1)	$–	$1,556,000		$1,556,000		$1,556,000
Annual Bonus (2)	$–	$307,800		$307,800		$307,800
Equity Awards (Intrinsic Value) (3)	$–	$–		$–		$–
Unvested Restricted Stock	$–	$5,445,233	(4)	$5,445,233	(4)	$5,445,233	(4)
Other Benefits	$–	$–		$–		$–
Health and Welfare (5)	$–	$10,492		$10,492		$10,492
Car allowance (6)	$–	$18,000		$18,000		$18,000
Accrued, Unused Vacation (7)	$–	$21,308		$21,308		$21,308

Total	$–	$7,358,833		$7,358,833		$7,358,833

(1)
Reflects cash severance payment, under the applicable termination scenarios, of 2.99x the Executive’s current base salary plus 1.5x the Fiscal 2019 target bonus. Payments are to be made in monthly installments over 18 months, subject to the requirements of Section 409A of the Internal Revenue Code.

(2)	Reflects annual MIP bonus for Fiscal 2020 payable at 128.25% of target. Payment is subject to the requirements of Section 409A of the Internal Revenue Code.

(3)
Reflects value of accelerating the vesting of any unvested equity awards, if any, using a stock price of $57.16, which was Spectrum’s closing price on September 30, 2020 and vested value of 2020 Bridge Cash award.

(4)
Upon a termination without cause or in connection with a change in control or for resignation with good reason or for death or disability, all RSUs and PSUs granted under the Fiscal 2019 and 020 LTIP and the 2020 Bridge Grant would be subject to accelerated vesting at target.

(5)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
(6)	Reflects 12 months of car allowance continuation.
(7)	Represents compensation for 110.8 hours of unused vacation time in Fiscal 2020.

Rebeckah Long	Termination Scenarios (Assumes Termination on 9/30/2020)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control & Termination
Cash Severance (1)(2)	$–	$300,000		$300,000		$300,000
Annual Bonus (3)	$–	$–		$–		$–
Equity Awards (Intrinsic Value) (4)	$–	$–		$–		$–
Unvested Restricted Stock	$–	$187,775	(5)	$187,775	(5)	$187,775	(5)
Other Benefits	$–	$–		$–		$–
Health and Welfare (6)	$–	$10,492		$10,492		$10,492
Car allowance (7)	$–	$12,000		$12,000		$12,000
Accrued, Unused Vacation (8)	$–	$18,663		$18,663		$18,663

Total	$–	$528,930		$528,930		$528,930

(1)	Should the executive resign with good reason, the severance payment will not be payable.
(2)	Reflects cash severance payment, under the applicable termination scenarios, of 52 weeks of weekly salary.
(3)	No payment would be required under existing agreements.
(4)
Reflects value of accelerating the vesting of any unvested equity awards, if any, using a stock price of $57.16, which was Spectrum’s closing price on September 30, 2020 and vested value of 2020 Bridge Cash award.

(5)
Upon a termination without cause or due to death or disability, for resignation with good reason or termination in connection with a change in control, the Fiscal 2019 and 2020 LTIP would be forfeited. In addition, a pro rata
portion of the Fiscal 2020 Bridge Grant RSUs would be payable based on the number of days employed during the service period and a pro rata
portion of the Fiscal 2020 Bridge Grant PSUs would be payable to the extent earned based on the number of days employed during the performance period. For the purposes of these tables, performance has been assumed to be equal to target.

(6)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
(7)	Reflects 12 months of car allowance continuation.
(8)	Represents compensation for 129.4 hours of unused vacation time in Fiscal 2020.
Compensation Committee Report
Our Compensation Committee has reviewed and discussed the section of this report entitled
“Compensation Discussion and Analysis”
with management. Based on this review and discussion, the Committee has recommended to our Board that the Compensation Discussion and Analysis be included in this Form
10-K/A
and the Company’s Annual Report on Form
10-K
for Fiscal 2020.
Compensation Committee
Terry L. Polistina (Chair)
Norman S. Matthews
Fiscal 2020 CEO Pay Ratio
Under rules adopted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we are required to determine and disclose the ratio of the annual total compensation of our CEO to that of our global median employee.
To determine the median employee, we made a determination from our global employee population, excluding
non-U.S.
locations to the extent that the total employees excluded in these locations in aggregate did not exceed 5% of our total employee population at the time of the determination. We established a consistently applied compensation measure of annualized base pay, converted to U.S. dollars based on applicable exchange rates as of September 30, 2020. Our population was evaluated as of September 30, 2020 and reflects paid compensation for the entire fiscal year. Where allowed under the rule, we have annualized compensation for employees newly hired during Fiscal 2020.
Based on the above determination, the total compensation (using the same methodology as we use for our NEOs as set forth in the Summary Compensation Table in this report) for the median employee is $9,090. Using the CEO’s total compensation of $10,953,214 under the same methodology, the resulting ratio is 1,205:1. The pay ratio reported here is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above.
Alternative Fiscal 2020 CEO Pay Ratio
As discussed above, in Fiscal 2020, Mr. Maura received a special Bridge Grant. The Compensation Committee believes it is helpful in evaluating Mr. Maura’s compensation to exclude such special Bridge Grant. When excluding the Bridge Grant, Mr. Maura’s adjusted compensation is $7,941,875 and the alternative ratio of CEO annual total compensation to the median employee for Fiscal 2020 is estimated to be 874:1. This alternative CEO pay ratio is not a substitute for the CEO pay ratio, but we believe it is helpful in fully evaluating the ratio of Mr. Maura’s annual total compensation to that of our median employee.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership Table
The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2020, by:

•	each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock (each, a “5% Stockholder”);

•	our NEOs for Fiscal 2020;

•	each of our directors; and

•	all directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% Stockholders is based upon filings with the SEC and other publicly available information. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of beneficial ownership set forth below is based upon 42,845,947 shares of common stock issued and outstanding as of the close of business on December 31, 2020. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to vested options, as well as options and RSUs held by that person that are currently expected to vest within 60 days of December 31, 2020, are all deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Spectrum Brands Holdings, Inc., 3001 Deming Way, Middleton, WI 53562.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares
5% Stockholders
FMR LLC (1)	7,237,429	16.9%
Vanguard Group Inc. (2)	4,524,436	10.6%

Our Directors and Named Executive Officers
Sherianne James	3,841	*
Randal D. Lewis	40,368	*
Rebeckah Long	2,142	*
Norman S. Matthews	33,120	*
David M. Maura (3)	650,250	1.5%
Gautam Patel (4)	—	*
Terry L. Polistina	32,989	*
Hugh R. Rovit	31,914	*
Jeremy W. Smeltser (5)	8,305	*
Anne S. Ward (4)	—	*
Ehsan Zargar (6)	68,904	*

All Directors and Executive Officers as a Group	871,833	2.0%

*	Indicates less than 1% of our outstanding common stock.

(1)	Based solely on a Schedule 13G/A, filed with the SEC on February 7, 2020. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.
(2)	Based solely on a Schedule 13G/A, filed with the SEC on June 10, 2020. The address of Vanguard Group Inc. is 100 Vanguard Blvd, Malvern, Pennsylvania 19355.
(3)	Includes shares of common stock underlying options that have vested for Mr. Maura totaling 203,652.
(4)	Mr. Patel and Ms. Ward were appointed to the Board in October 2020.
(5)	Mr. Smeltser was appointed CFO on November 17, 2019.
(6)	Includes shares of common stock underlying options that have vested for Mr. Zargar totaling 8,967.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of Fiscal 2020 and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were satisfied in a timely manner during Fiscal 2020 with respect to the Company. Subsequent to Fiscal 2020, due to an administrative error, each of David M. Maura, Randal D. Lewis, Ehsan Zargar and Rebeckah Long filed one late report with respect to the vesting of certain restricted stock units and performance stock units and the disposition of share of the Company’s common stock to satisfy such person’s tax liability resulting from such vesting.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Policies on Transactions with Related Persons
All of the Company’s executive officers, directors and employees are required to disclose to the Company’s General Counsel all transactions which involve any actual, potential or suspected activity or personal interest that creates or appears to create a conflict between the interests of the Company and the interests of their executive officers, directors or employees. In cases involving executive officers, directors or senior-level management, the Company’s General Counsel will investigate the proposed transaction for potential conflicts of interest and then refer the matter to the Company’s Audit Committee to make a full review and determination. In cases involving other employees, the Company’s General Counsel, in conjunction with the employee’s regional supervisor and the Company’s Director of Internal Audit, will review the proposed transaction. If they determine that no conflict of interest will result from engaging in the proposed transaction, then they will refer the matter to the Company’s CEO for final approval.
The Company’s legal department and financial accounting department monitor transactions for an evaluation and determination of potential related-person transactions that would need to be disclosed in the Company’s periodic reports or proxy materials under generally accepted accounting principles and applicable SEC rules and regulations.
In addition, under our Corporate Governance Guidelines, our directors are prohibited from taking for themselves opportunities related to the Company’s business that are presented to them in their capacity as a director for the Company’s benefit, from using our property, information or position for personal gain or from competing with the Company for business opportunities if such opportunities were presented to them in their capacity as a director for the Company’s benefit. If the Company’s disinterested Board members determine that the Company will not pursue an opportunity that relates to our business and consent to a director then personally pursuing the opportunity, then the director may do so. The Company has declined and in the future may decline, such opportunities and our directors may pursue such opportunities.
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
Other Transactions
On September 15, 2019, Mosaic Acquisition Corp. (“Mosaic”), a special purposes acquisition company where David Maura served as the Executive Chairman and Chief Executive Officer and President, entered into an Agreement and Plan of Merger by and among Mosaic and other related Mosaic entities and Vivint Smart Home, Inc. (“Vivint”). The transaction was finalized and closed on January 17, 2020, following which Mosaic was merged out of existence and Vivint survived the transaction. David Maura served as outside director on the Vivint board from January 17, 2020 until March 26, 2020, the date he resigned from Vivint. Vivint has been and is currently, a customer of the Company’s HHI segment with sales consisting of $8.7million, $20.9 million and $16.1 million for the years ended September 30, 2020, 2019 and 2018, respectively. All transactions and agreements were executed at arms length and any transaction entered into with the Vivint following Vivint’s acquisition by Mosaic was approved by our Audit Committee.

Appendix A
INFORMATION REGARDING
NON-GAAP
FINANCIAL MEASURES
Adjusted EBITDA is a
non-GAAP
metric used by management that we believe provides useful information to investors because it reflects the ongoing operating performance and trends of our segments, excluding certain non-cash
based expenses and/or
non-recurring
items during each of the comparable periods. It also facilitates comparisons between peer companies since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants. See Note 12 - Debt in the Notes to the Consolidated Financial Statements, included elsewhere in the Original Form
10-K,
for additional detail. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:

•
Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity-based compensation based upon achievement of long-term performance metrics; and generally consist of non-cash,
stock-based compensation. See Note 19 - Share Based Compensation in Notes to the Consolidated Financial Statements, included elsewhere in the Original Form
10-K,
for further details. Additionally, the Company issued certain incentive bridge awards due to changes in the Company’s long-term compensation plans that allow for cash-based payment upon employee election which have been included in the adjustment but do not qualify for shared-based compensation.;

•
Restructuring and related charges, which consist of project costs associated with the restructuring initiatives across the Company’s segments. See Note 5 - Restructuring and Related Charges in Notes to the Consolidated Financial Statements, included elsewhere in the Original Form
10-K,
for further details;

•
Transaction related charges that consist of (1) transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business; and (2) divestiture related transaction costs that are recognized in continuing operations and post-divestiture separation costs consisting of incremental costs to facilitate separation of shared operations, including development of transferred shared service operations, platforms and personnel transferred as part of the divestitures and exiting of transition service arrangements (TSAs) and reverse TSAs. See Note 2 – Significant Accounting Policies and Practices in Notes to the Consolidated Financial Statements, included elsewhere in the Original Form
10-K,
for further details;

•
Gains and losses attributable to the Company’s investment in Energizer common stock, acquired as part of consideration received from the Company’s sale and divestiture of GAC during the year ended September 30, 2019. See Note 3 – Divestitures and Note 7 – Fair Value of Financial Instruments in Notes to the Consolidated Financial Statements, included elsewhere in the Original Form
10-K,
for further details;

•	Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);

•	Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations after an acquisition (when applicable);

•
Foreign currency gains and losses attributable to multicurrency loans for the years ended September 30, 2020 and 2019, that were entered into with foreign subsidiaries in exchange for the receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestitures. The Company has entered into various hedging arrangements to mitigate the volatility of foreign exchange risk associated with such loans;

•
Incremental reserves associated with environmental remediation activity of legacy properties and former manufacturing sites assumed by the organization which had previously been exited by the Company, plus legal settlement costs associated with retained litigation from the Company’s divested GAC operations realized during the year ended September 30, 2019. See Note 20 – Commitments and Contingencies in Notes to the Consolidated Financial Statements included elsewhere in the Original Form
10-K
for further discussion;

•
Legal and litigation costs associated with Salus during the years ended September 30, 2020 and 2019 as it is not considered a component of the continuing commercial products company, but continues to be consolidated by the Company after completion of the Spectrum Merger until the Salus operations can be wholly dissolved and/or deconsolidated;

•
Gain on extinguishment of the Salus CLO debt due to the discharge of the obligation during the year ended September 30, 2020. See Note 12 - Debt in Notes to the Consolidated Financial Statements, included elsewhere in the Original Form
10-K,
for further details; and

•
Other adjustments primarily consisting of costs attributable to (1) expenses and cost recovery for flood damage at the Company’s facilities in Middleton, Wisconsin recognized during the years ended September 30, 2020 and 2019; (2) incremental costs for separation of a key executives during the years ended September 30, 2020 and 2019; (3) incremental costs associated with a safety recall in GPC during the year ended September 30, 2019; (4) operating margin on H&G sales to GAC discontinued operations during the year ended September 30, 2019; and (5) certain fines and penalties for delayed shipments following the completion of a GPC distribution center consolidation in EMEA during the year ended September 30, 2019.

We provide this information to investors to assist in comparisons of past, present and future operating results and to assist in highlighting the results of on-going operations.
While our management believes
that non-GAAP measurements
are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results. The table below has been provided to reconcile non-GAAP measurements
discussed to the most relevant GAAP financial measurements.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)
Year Ended September 30, 2020
Net income from continuing operations	$84.5
Income tax expense	70.9
Interest expense	144.5
Depreciation and amortization	148.5

EBITDA	448.4
Share and incentive based compensation	43.6
Restructuring and related charges	72.6
Transaction related charges	23.1
Loss on Energizer investment	16.8
Loss on assets held for sale	26.8
Write-off from impairment of intangible assets	24.2
Foreign currency loss on multicurrency divestiture loans	3.8
Salus	0.6
Salus CLO debt extinguishment	(76.2)
Other	(3.5)

Adjusted EBITDA	$580.2

Year Ended September 30, 2019
Net income (loss) from continuing operations	$(186.7)
Income tax benefit	(7.1)
Interest expense	222.1
Depreciation and amortization	180.8

EBITDA	209.1
Share and incentive based compensation	53.7
Restructuring and related charges	65.7
Transaction related charges	21.8
Loss on Energizer investment	12.1
Write-off from impairment of goodwill	116.0
Write-off from impairment of intangible assets	35.4
Foreign currency loss on multicurrency divestiture loans	36.2
Legal and environmental remediation reserves	10.0
GPC safety recall	0.7
Salus	1.6
Other	4.7

Adjusted EBITDA	$567.0

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(b)	List of Exhibits.
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

Exhibit 4.6
Indenture governing Spectrum Brands, Inc.’s 5.50% Senior Notes due 2030, dated as of June 30, 2020, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on June 30, 2020 (File No. 001-4219)).

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

Exhibit 4.8
Description of Capital Stock of Spectrum Brands, Holdings, Inc. (incorporated herein by reference to Exhibit 4.8 to Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on January 28, 2020 (File No. 001-4219)).

Exhibit 10.1
Amended and Restated Credit Agreement, dated as of June 30, 2020 among the Company, SB/RH Holdings, the guarantors party thereto, the lenders party thereto from time to time and Royal Bank of Canada, as the administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on June 30, 2020 (File No. 001-4219)).

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

Exhibit 10.23+
Severance Agreement, dated February 1, 2016, by and among Randal D. Lewis and Spectrum Brands, Inc. (incorporated herein by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on November 23, 2018 (File No. 001-4219)).

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

Exhibit 21.1@	Subsidiaries of Registrant

Exhibit 21.2@	List of Guarantor Subsidiaries

Exhibit 23.1@	Consent of Independent Registered Public Accounting Firm

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

Exhibit 31.3*
Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC.

Exhibit 31.4*
Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC.

Exhibit 32.1@	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.

Exhibit 32.2@	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.

Exhibit 32.3@	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC.

Exhibit 32.4@	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC.

*	Filed herewith
@	Included as an exhibit to the Original Form 10-K.
+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: January 27, 2021

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