Form 10-Q
period 2021-01-03
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2021-02-05
CIK 109177, 1592706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 3, 2021
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
As of February 2, 2021, there were 42,621,893 shares outstanding of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.
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
•the effects of general economic conditions, including the impact of, and changes to tariffs and trade policies, inflation, recession or fears of a recession, depression or fears of a depression, labor costs, transportation and shipping costs, and stock market volatility or monetary or fiscal policies in the countries where we do business;
•the impact of fluctuations in transportation and shipment costs, commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;
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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
As of January 3, 2021, and September 30, 2020
(unaudited)

(in millions)	January 3, 2021	September 30, 2020
Assets
Cash and cash equivalents	$224.5	$531.6
Trade receivables, net	576.7	501.1
Other receivables	85.4	74.2
Inventories	696.9	557.7
Prepaid expenses and other current assets	73.8	63.5
Total current assets	1,657.3	1,728.1
Property, plant and equipment, net	395.8	396.5
Operating lease assets	108.6	103.8
Investments	12.5	66.9
Deferred charges and other	47.0	48.3
Goodwill	1,432.9	1,332.0
Intangible assets, net	1,516.7	1,431.7
Total assets	$5,170.8	$5,107.3
Liabilities and Shareholders' Equity
Current portion of long-term debt	$15.3	$15.3
Accounts payable	558.0	557.5
Accrued wages and salaries	59.4	95.0
Accrued interest	45.7	38.5
Other current liabilities	256.2	238.6
Total current liabilities	934.6	944.9
Long-term debt, net of current portion	2,481.9	2,461.0
Long-term operating lease liabilities	90.8	88.8
Deferred income taxes	84.5	65.4
Other long-term liabilities	134.8	131.4
Total liabilities	3,726.6	3,691.5
Commitments and contingencies (Note 19)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	2,043.2	2,054.3
Accumulated earnings	297.6	243.9
Accumulated other comprehensive loss, net of tax	(268.5)	(284.7)
Treasury stock	(637.1)	(606.5)
Total shareholders' equity	1,435.7	1,407.5
Non-controlling interest	8.5	8.3
Total equity	1,444.2	1,415.8
Total liabilities and equity	$5,170.8	$5,107.3
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Income
For the three month periods ended January 3, 2021 and December 29, 2019
(unaudited)

	Three Month Periods Ended
(in millions, except per share)	January 3, 2021	December 29, 2019
Net Sales	$1,145.0	$871.5
Cost of goods sold	722.5	592.5
Restructuring and related charges	0.2	9.9
Gross profit	422.3	269.1
Selling	166.8	146.1
General and administrative	91.9	80.4
Research and development	10.5	9.9
Restructuring and related charges	9.0	17.5
Transaction related charges	20.6	4.1
Loss on assets held for sale	—	32.8
Write-off from impairment of intangible assets	—	24.2
Total operating expenses	298.8	315.0
Operating income (loss)	123.5	(45.9)
Interest expense	36.7	34.8
Other non-operating income, net	(6.2)	(43.7)
Income (loss) from continuing operations before income taxes	93.0	(37.0)
Income tax expense	19.8	0.7
Net income (loss) from continuing operations	73.2	(37.7)
(Loss) income from discontinued operations, net of tax	(0.3)	2.8
Net income (loss)	72.9	(34.9)
Net income attributable to non-controlling interest	0.8	0.9
Net income (loss) attributable to controlling interest	$72.1	$(35.8)
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$72.4	$(38.6)
Net (loss) income from discontinued operations attributable to controlling interest	(0.3)	2.8
Net income (loss) attributable to controlling interest	$72.1	$(35.8)
Earnings Per Share
Basic earnings per share from continuing operations	$1.69	$(0.81)
Basic earnings per share from discontinued operations	(0.01)	0.06
Basic earnings per share	$1.68	$(0.75)
Diluted earnings per share from continuing operations	$1.68	$(0.81)
Diluted earnings per share from discontinued operations	—	0.06
Diluted earnings per share	$1.68	$(0.75)
Dividend per share	$0.42	$0.42
Weighted Average Shares Outstanding
Basic	42.9	47.7
Diluted	43.0	47.7
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Comprehensive Income
For the three month periods ended January 3, 2021 and December 29, 2019
(unaudited)

	Three Month Periods Ended
(in millions)	January 3, 2021	December 29, 2019
Net income (loss)	$72.9	$(34.9)
Other comprehensive income (loss)
Foreign currency translation gain	19.4	26.6
Deferred tax effect	5.3	(0.1)
Net unrealized gain on foreign currency translation	24.7	26.5
Unrealized loss on derivative instruments
Unrealized loss on hedging activity before reclassification	(12.4)	(6.2)
Net reclassification for loss (gain) to income from continuing operations	2.7	(2.6)
Unrealized loss on hedging instruments after reclassification	(9.7)	(8.8)
Deferred tax effect	2.5	2.6
Net unrealized loss on hedging derivative instruments	(7.2)	(6.2)
Defined benefit pension (loss) gain
Defined benefit pension (loss) gain before reclassification	(2.2)	2.9
Net reclassification for loss to income from continuing operations	1.1	1.0
Defined benefit pension (loss) gain after reclassification	(1.1)	3.9
Deferred tax effect	0.2	0.1
Net defined benefit pension (loss) gain	(0.9)	4.0
Net change to derive comprehensive income for the periods	16.6	24.3
Comprehensive income (loss)	89.5	(10.6)
Comprehensive income attributable to non-controlling interest	0.4	0.1
Comprehensive income (loss) attributable to controlling interest	$89.1	$(10.7)
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholder’s Equity
For the three month period ended January 3, 2021
(unaudited)

Three Month Period Ended January 3, 2021	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2020	43.1	$0.5	$2,054.3	$243.9	$(284.7)	$(606.5)	$1,407.5	$8.3	$1,415.8
Net income from continuing operations	—	—	—	72.4	—	—	72.4	0.8	73.2
Loss from discontinued operations, net of tax	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Other comprehensive income, net of tax	—	—	—	—	16.2	—	16.2	0.4	16.6
Treasury stock repurchases	(0.6)	—	—	—	—	(42.3)	(42.3)	—	(42.3)
Restricted stock issued and related tax withholdings	0.2	—	(18.6)	—	—	11.7	(6.9)	—	(6.9)
Share based compensation	—	—	7.5	—	—	—	7.5	—	7.5
Dividends declared	—	—	—	(18.4)	—	—	(18.4)	—	(18.4)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(1.0)	(1.0)
Balances at January 3, 2021	42.7	$0.5	$2,043.2	$297.6	$(268.5)	$(637.1)	$1,435.7	$8.5	$1,444.2
See accompanying notes to the condensed consolidated financial statements
SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholder’s Equity
For the three month period ended December 29, 2019
(unaudited)

Three Month Period Ended December 29, 2019	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2019	48.8	$0.5	$2,031.1	$223.8	$(273.6)	$(260.9)	$1,720.9	$8.0	$1,728.9
Net (loss) income from continuing operations	—	—	—	(38.6)	—	—	(38.6)	0.9	(37.7)
Income from discontinued operations, net of tax	—	—	—	2.8	—	—	2.8	—	2.8
Other comprehensive income, net of tax	—	—	—	—	24.2	—	24.2	0.1	24.3
Treasury stock repurchases	(1.5)	—	—	—	—	(90.6)	(90.6)	—	(90.6)
Accelerated share repurchase pending final settlement	(1.7)	—	(18.7)	—	—	(106.3)	(125.0)	—	(125.0)
Restricted stock issued and related tax withholdings	0.5	—	(13.3)	—	—	18.2	4.9	—	4.9
Share based compensation	—	—	8.5	—	—	—	8.5	—	8.5
Dividends declared	—	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Cumulative adjustment for adoption of new accounting standards	—	—	—	(0.3)	0.3	—	—	—	—
Balances at December 29, 2019	46.1	$0.5	$2,007.6	$167.5	$(249.1)	$(439.6)	$1,486.9	$9.0	$1,495.9
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the three month periods ended January 3, 2021 and December 29, 2019
(unaudited)

	Three Month Periods Ended
(in millions)	January 3, 2021	December 29, 2019
Cash flows from operating activities
Net income (loss)	$72.9	$(34.9)
(Loss) income from discontinued operations, net of tax	(0.3)	2.8
Net income (loss) from continuing operations	73.2	(37.7)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	35.7	41.7
Share based compensation	7.5	12.9
Unrealized gain on equity investments held	(0.8)	(38.5)
Realized gain on equity investments sold	(5.2)	—
Loss on assets held for sale	—	32.8
Write-off from impairment of intangible assets	—	24.2
Amortization of debt issuance costs and debt discount	1.4	1.6
Write-off of unamortized discount and debt issuance costs	—	1.1
Inventory acquisition step-up	0.8	—
Deferred tax expense	7.7	1.4
Net changes in operating assets and liabilities	(214.4)	(236.2)
Net cash used by operating activities from continuing operations	(94.1)	(196.7)
Net cash used by operating activities from discontinued operations	(16.0)	—
Net cash used by operating activities	(110.1)	(196.7)
Cash flows from investing activities
Purchases of property, plant and equipment	(11.8)	(18.7)
Proceeds from disposal of property, plant and equipment	0.1	—
Business acquisitions, net of cash acquired	(129.8)	—
Proceeds from sale of equity investment	60.5	—
Net cash used by investing activities	(81.0)	(18.7)
Cash flows from financing activities
Payment of debt, including premium on extinguishment	(54.0)	(127.5)
Proceeds from issuance of debt	0.1	103.0
Payment of debt issuance costs	—	(0.8)
Treasury stock purchases	(42.3)	(90.6)
Accelerated share repurchase	—	(125.0)
Dividends paid to shareholders	(17.8)	(19.9)
Dividends paid by subsidiary to non-controlling interest	(1.0)	—
Share based award tax withholding payments, net of proceeds upon vesting	(7.1)	(12.2)
Other financing activities, net	0.3	—
Net cash used by financing activities	(121.8)	(273.0)
Effect of exchange rate changes on cash and cash equivalents	5.8	3.5
Net change in cash, cash equivalents and restricted cash in continuing operations	(307.1)	(484.9)
Cash, cash equivalents, and restricted cash, beginning of period	533.7	627.1
Cash, cash equivalents, and restricted cash, end of period	$226.6	$142.2
Supplemental disclosure of cash flow information
Cash paid for interest	$28.3	$23.5
Cash paid for taxes	$8.2	$14.5
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$0.1	$0.7
Non cash financing activities
Issuance of shares through stock compensation plan	$16.6	$38.3
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Financial Position
As of January 3, 2021 and September 30, 2020
(unaudited)

(in millions)	January 3, 2021	September 30, 2020
Assets
Cash and cash equivalents	$222.8	$527.6
Trade receivables, net	576.7	501.1
Other receivables	165.7	155.2
Inventories	696.9	557.7
Prepaid expenses and other current assets	73.8	63.5
Total current assets	1,735.9	1,805.1
Property, plant and equipment, net	395.8	396.5
Operating lease assets	108.6	103.8
Investments	12.5	66.9
Deferred charges and other	47.0	48.3
Goodwill	1,432.9	1,332.0
Intangible assets, net	1,516.7	1,431.7
Total assets	$5,249.4	$5,184.3
Liabilities and Shareholder's Equity
Current portion of long-term debt	$15.3	$15.3
Accounts payable	558.2	557.5
Accrued wages and salaries	59.3	95.0
Accrued interest	45.7	38.5
Other current liabilities	261.2	236.0
Total current liabilities	939.7	942.3
Long-term debt, net of current portion	2,481.9	2,461.0
Long-term operating lease liabilities	90.8	88.8
Deferred income taxes	300.7	288.7
Other long-term liabilities	141.9	138.3
Total liabilities	3,955.0	3,919.1
Commitments and contingencies (Note 19)
Shareholder's equity
Other capital	2,154.5	2,154.1
Accumulated deficit	(601.8)	(614.2)
Accumulated other comprehensive loss, net of tax	(268.4)	(284.6)
Total shareholder's equity	1,284.3	1,255.3
Non-controlling interest	10.1	9.9
Total equity	1,294.4	1,265.2
Total liabilities and equity	$5,249.4	$5,184.3
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Income
For the three month periods ended January 3, 2021 and December 29, 2019
(unaudited)

	Three Month Periods Ended
(in millions)	January 3, 2021	December 29, 2019
Net Sales	$1,145.0	$871.5
Cost of goods sold	722.5	592.5
Restructuring and related charges	0.2	9.9
Gross profit	422.3	269.1
Selling	166.8	146.1
General and administrative	91.3	79.5
Research and development	10.5	9.9
Restructuring and related charges	9.0	17.5
Transaction related charges	20.6	4.1
Loss on assets held for sale	—	32.8
Write-off from impairment of intangible assets	—	24.2
Total operating expenses	298.2	314.1
Operating income (loss)	124.1	(45.0)
Interest expense	36.8	34.6
Other non-operating income, net	(6.2)	(43.7)
Income (loss) from continuing operations before income taxes	93.5	(35.9)
Income tax expense	19.9	0.9
Net income (loss) from continuing operations	73.6	(36.8)
(Loss) income from discontinued operations, net of tax	(0.3)	2.8
Net income (loss)	73.3	(34.0)
Net income attributable to non-controlling interest	0.8	0.9
Net income (loss) attributable to controlling interest	$72.5	$(34.9)
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$72.8	$(37.7)
Net (loss) income from discontinued operations attributable to controlling interest	(0.3)	2.8
Net income (loss) attributable to controlling interest	$72.5	$(34.9)
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Comprehensive Income
For the three month periods ended January 3, 2021 and December 29, 2019
(unaudited)

	Three Month Periods Ended
(in millions)	January 3, 2021	December 29, 2019
Net income (loss)	$73.3	$(34.0)
Other comprehensive income (loss)
Foreign currency translation gain	19.4	26.6
Deferred tax effect	5.3	(0.1)
Net unrealized gain on foreign currency translation	24.7	26.5
Unrealized loss on derivative instruments
Unrealized loss on hedging activity before reclassification	(12.4)	(6.2)
Net reclassification for loss (gain) to income from continuing operations	2.7	(2.6)
Unrealized loss on hedging instruments after reclassification	(9.7)	(8.8)
Deferred tax effect	2.5	2.6
Net unrealized loss on hedging derivative instruments	(7.2)	(6.2)
Defined benefit pension (loss) gain
Defined benefit pension (loss) gain before reclassification	(2.2)	2.9
Net reclassification for loss to income from continuing operations	1.1	1.0
Defined benefit pension (loss) gain after reclassification	(1.1)	3.9
Deferred tax effect	0.2	0.1
Net defined benefit pension (loss) gain	(0.9)	4.0
Net change to derive comprehensive income (loss) for the period	16.6	24.3
Comprehensive income (loss)	89.9	(9.7)
Comprehensive income attributable to non-controlling interest	0.4	0.1
Comprehensive income (loss) attributable to controlling interest	$89.5	$(9.8)
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder’s Equity
For the three month period ended January 3, 2021
(unaudited)

Three Month Period Ended January 3, 2021 (in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2020	$2,154.1	$(614.2)	$(284.6)	$1,255.3	$9.9	$1,265.2
Net income from continuing operations	—	72.8	—	72.8	0.8	73.6
Loss from discontinued operations, net of tax	—	(0.3)	—	(0.3)	—	(0.3)
Other comprehensive income, net of tax	—	—	16.2	16.2	0.4	16.6
Restricted stock issued and related tax withholdings	(7.1)	—	—	(7.1)	—	(7.1)
Share based compensation	7.5	—	—	7.5	—	7.5
Dividends paid to parent	—	(60.1)	—	(60.1)	—	(60.1)
Dividend paid by subsidiary to NCI	—	—	—	—	(1.0)	(1.0)
Balances at January 3, 2021	$2,154.5	$(601.8)	$(268.4)	$1,284.3	$10.1	$1,294.4
See accompanying notes to the condensed consolidated financial statements
SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder’s Equity
For the three month period ended December 29, 2019
(unaudited)

Three Month Period Ended December 29, 2019 (in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2019	$2,113.3	$(414.7)	$(273.5)	$1,425.1	$9.6	$1,434.7
Net (loss) income from continuing operations	—	(37.7)	—	(37.7)	0.9	(36.8)
Income from discontinued operations, net of tax	—	2.8	—	2.8	—	2.8
Other comprehensive income, net of tax	—	—	24.2	24.2	0.1	24.3
Restricted stock issued and related tax withholdings	4.9	—	—	4.9	—	4.9
Share based compensation	8.5	—	—	8.5	—	8.5
Dividends paid to parent	—	(36.7)	—	(36.7)	—	(36.7)
Cumulative adjustment for adoption of new accounting standards	—	(0.3)	0.3	—	—	—
Balances at December 29, 2019	$2,126.7	$(486.6)	$(249.0)	$1,391.1	$10.6	$1,401.7
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Cash Flows
For the three month periods ended January 3, 2021 and December 29, 2019
(unaudited)

	Three Month Periods Ended
(in millions)	January 3, 2021	December 29, 2019
Cash flows from operating activities
Net income (loss)	$73.3	$(34.0)
(Loss) income from discontinued operations, net of tax	(0.3)	2.8
Net income (loss) from continuing operations	73.6	(36.8)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	35.7	41.7
Share based compensation	7.5	12.8
Unrealized gain on equity investments held	(0.8)	(38.5)
Realized gain on equity investments sold	(5.2)	—
Loss on assets held for sale	—	32.8
Write-off from impairment of intangible assets	—	24.2
Amortization of debt issuance costs and debt discount	1.4	1.3
Write-off of unamortized discount and debt issuance costs	—	1.1
Inventory acquisition step-up	0.8	—
Deferred tax expense	7.7	1.3
Net changes in operating assets and liabilities	(219.3)	(447.1)
Net cash used by operating activities from continuing operations	(98.6)	(407.2)
Net cash used by operating activities from discontinued operations	(16.0)	—
Net cash used by operating activities	(114.6)	(407.2)
Cash flows from investing activities
Purchases of property, plant and equipment	(11.8)	(18.7)
Business acquisitions, net of cash acquired	(129.8)	—
Proceeds from sale of equity investment	60.5	—
Net cash used by investing activities	(81.0)	(18.7)
Cash flows from financing activities
Payment of debt, including premium on extinguishment	(54.0)	(127.5)
Proceeds from issuance of debt	0.1	103.0
Payment of debt issuance costs	—	(0.8)
Payment of cash dividends to parent	(60.1)	(36.7)
Dividends paid by subsidiary to non-controlling interest	(1.0)	—
Net cash used by financing activities	(115.0)	(62.0)
Effect of exchange rate changes on cash and cash equivalents	5.8	3.5
Net change in cash, cash equivalents and restricted cash	(304.8)	(484.4)
Cash, cash equivalents, and restricted cash, beginning of period	529.7	621.9
Cash, cash equivalents, and restricted cash, end of period	$224.9	$137.5
Supplemental disclosure of cash flow information
Cash paid for interest	$28.3	$23.5
Cash paid for taxes	$8.2	$14.5
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$0.1	$0.7
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
NOTE 1– BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Fiscal Period-End
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and its majority owned subsidiaries in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
SBH’s and SB/RH’s fiscal year ends September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three month periods included within this Quarterly Report for the Company, are January 3, 2021 and December 29, 2019.
Newly Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which was further updated and clarified by the FASB through the issuance of additional related ASUs. The ASU introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information, and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models, and methods for estimating expected credit losses. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company adopted ASU 2016-13 on a modified retrospective basis effective October 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements. Refer to Note 6 - Receivables and Concentration of Credit Risk for further discussion on the Company's receivables and allowance for uncollectible receivables.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard provides guidance on accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2018-15 prospectively to all implementation costs incurred after October 1, 2020, the date of adoption. Before the adoption of the standard, the implementation costs in cloud computing arrangements were expensed as incurred. The adoption of ASU 2018-15 did not have a material impact on the Company’s condensed consolidated financial statements.
Transaction related charges
Transaction related charges consist of transaction costs from (1) qualifying acquisition transactions associated with the purchase of net assets or equity interest of a business such as a business combination, equity investment, joint venture or purchase of non-controlling interest; (2) subsequent integration related project costs directly associated with an acquired business including costs for integration of acquired operations into the Company’s shared service platforms, termination of redundant positions and locations, employee transition costs, integration related professional fees and other post business combination expenses; and (3) divestiture support and separation costs consisting of incremental costs incurred by the continuing operations after completion of the transaction to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction. Divestiture-related charges prior to completion of the transaction qualifying as discontinued operations are recognized as a component of Income from Discontinued Operations, net of tax. Transaction costs include, but are not limited to, banking, advisory, legal, accounting, valuation, and other professional fees directly related to the respective transactions. See Note 2 - Divestitures and Note 3 – Acquisitions for further discussion. The following table summarizes transaction related charges incurred by the Company during the three month periods ended January 3, 2021 and December 29, 2019:

	Three Month Periods Ended
(in millions)	January 3, 2021	December 29, 2019
Armitage acquisition	$4.8	$—
Coevorden operations divestiture	2.8	0.2
GBL divestiture	1.8	2.3
Other	11.2	1.6
Total transaction-related charges	$20.6	$4.1

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES
The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the accompanying Condensed Consolidated Statement of Income for the three month periods ended January 3, 2021 and December 29, 2019:

	Three Month Periods Ended
(in millions)	January 3, 2021	December 29, 2019
(Loss) income from discontinued operations before income taxes	$(0.3)	$2.4
Income tax benefit from discontinued operations	—	(0.4)
(Loss) income from discontinued operations, net of tax	(0.3)	2.8
(Loss) income from discontinued operations attributable to controlling interest, net of tax	$(0.3)	$2.8
During the three month period ended January 3, 2021 the Company recognized incremental pre-tax loss on sale for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreement for its sale and divestiture of its Global Batteries & Lighting ("GBL") and Global Auto Care ("GAC") divisions to Energizer Holdings, Inc. ("Energizer") during the year ended September 30, 2019.
The Company and Energizer agreed to indemnify each other for losses arising from certain breaches of the acquisition agreement and for certain other matters. The Company has agreed to indemnify Energizer for certain liabilities relating to the assets retained by the Company, and Energizer agreed to indemnify the Company for certain liabilities assumed by Energizer, in each case as described in the acquisition agreements. As of January 3, 2021 and September 30, 2020, there are $37.2 million and $51.6 million related to indemnification payables in accordance with the acquisition agreements, respectively, including $17.5 million and $33.0 million within Other Current Liabilities on the Company’s Condensed Consolidated Statement of Financial Position, respectively, primarily attributable to current income tax indemnifications and $19.7 million and $18.6 million within Other Long-Term Liabilities on the Company’s Condensed Consolidated Statement of Financial Position, respectively, primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits.
Coevorden Operations
On March 29, 2020, the Company completed its sale of the dog and cat food (“DCF”) production facility and distribution center in Coevorden, Netherlands (“Coevorden Operations”) pursuant to an agreement with United Petfood Producers NV (“UPP”) for total cash proceeds of $29.0 million received during the year ended September 30, 2020. The divestiture did not constitute a strategic shift for the Company and therefore was not considered discontinued operations. The divestiture of the Coevorden Operations was defined as a disposal of a business and a component of the GPC segment and reporting unit, resulting in the allocation of $10.6 million of GPC goodwill to the disposal group based upon a relative fair-value allocation. Assets held for sale are recognized at their estimated fair value less cost to sell, which resulted in the recognition of a loss on assets held for sale of $32.8 million during the three month period ended December 29, 2019.
The Company and UPP entered into related agreements ancillary to the acquisition that became effective upon the consummation of the acquisition, including a transaction service arrangement (TSA). The Company will continue to operate its commercial DCF business following the divestiture of the Coevorden Operations and entered into a manufacturing agreement with UPP to supply the continuing DCF business, subject to an incremental tolling charge. Additionally, the Company will lease and operate the distribution center on behalf of UPP for up to 18 months following the divestiture under a lease agreement.
NOTE 3 - ACQUISITIONS
Armitage Acquisition
On October 26, 2020, the Company acquired all of the stock of Armitage Pet Care Ltd ("Armitage") for approximately $187.7 million. Armitage is a premium pet treats and toys business in Nottingham, United Kingdom including a portfolio of brands that include Armitage's dog treats brand, Good Boy®, cat treats brand, Meowee!®, and Wildbird®, bird feed products, among others, that are predominantly sold within the United Kingdom. The net assets and operating results of Armitage since the acquisition date of October 26, 2020, are included in the Company’s Condensed Consolidated Statements of Income and reported within the GPC reporting segment for the three month period ended January 3, 2021.
Spectrum Brands has recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the October 26, 2020 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets of $90.7 million was recorded as goodwill, which is not deductible for tax purposes. Goodwill includes value associated with profits earned from market and expansion capabilities, synergies from integration and streamlining operational activities, the going concern of the business and the value of the assembled workforce. The preliminary fair values recorded were determined based upon a valuation with estimates and assumptions used in such valuation that are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to amounts for intangible assets, deferred taxes, and residual goodwill.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 3 - ACQUISITIONS (continued)
The calculation of purchase price and purchase price allocation is as follows:

(in millions)	Amount
Cash paid	$187.7
Debt assumed	51.0
Cash consideration	$136.7

(in millions)	Purchase Price Allocation
Cash and cash equivalents	$6.9
Trade receivables, net	16.7
Other receivables	1.9
Inventories	16.3
Prepaid expenses and other current assets	0.2
Property, plant and equipment, net	3.0
Operating lease assets	0.1
Deferred charges and other	1.0
Goodwill	90.7
Intangible assets, net	88.6
Accounts payable	(9.2)
Accrued wages and salaries	(1.5)
Other current liabilities	(7.1)
Long-term debt, net of current portion	(51.0)
Long-term operating lease liabilities	(0.1)
Deferred income taxes	(18.0)
Other long-term liabilities	(1.8)
Net assets acquired	$136.7
The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$74.3	Indefinite
Customer relationships	14.3	12 years
Total intangibles acquired	$88.6
Spectrum Brands performed a valuation of the acquired inventories, tradenames, and customer relationships. The fair value measurements are based on significant inputs not observable in the market, and therefore, represent Level 3 measurements. The following is a summary of significant inputs to the valuation:
Inventory - Acquired inventory consists of branded finished goods that were valued based on the comparative sales method, which estimates the expected sales price of the finished goods inventory, reduced for all costs expected to be incurred in its completion or disposition and a profit on those costs.
Tradenames - The Company valued tradenames, Good Boy® brand portfolio and Wildbird® and Other brand portfolio, using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the tradenames were not owned. Royalty rates of 8% for valuation of Good Boy® and 3% for Wildbird® and Other were selected based on consideration of several factors, including prior transactions, related trademarks and tradenames, other similar trademark licensing, and transaction agreements and the relative profitability and perceived contribution of the tradenames. Discount rate applied to the projected cash flow was 11% based on the a weighted-average cost of capital for the overall business. The resulting discounted cash flows were then tax-effected at the applicable statutory rate.
Customer relationships - The Company valued customer relationships using an income and cost approach, the avoided cost and lost profits method. The underlying premise of the method is that the economic value of the asset can be estimated based on consideration of the total costs that would be avoided by having this asset in place. These costs primarily consider the costs that would be incurred to re-create the customer relationships in terms of employee salaries and the revenues and associated profits forgone due to the absence of the relationships for a period of time.
Pro forma results have not been presented as the Armitage acquisition is not considered individually significant to the consolidated results of the Company.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 4 - RESTRUCTURING AND RELATED CHARGES
Global Productivity Improvement Program – During the year ended September 30, 2019, the Company initiated a company-wide, multi-year program, which consists of various restructuring related initiatives to redirect resources and spending to drive growth, identify cost savings and pricing opportunities through standardization and optimization, develop organizational and operating optimization, and reduce overall operational complexity across the Company. Since the announcement of the project and completion of the Company’s divestitures of GBL and GAC during the year ended September 30, 2019, the project focus includes the transitioning of the Company’s continuing operations in a post-divestiture environment and separation from Energizer TSAs and reverse TSAs. Refer to Note 2 – Divestitures and Note 18 – Related Party Transactions for further discussion of continuing involvement with Energizer.  The initiative includes review of global processes and organization design and structures; headcount reductions and transfers; and rightsizing the Company’s shared operations and commercial business strategy in certain regions and local jurisdictions; among others. Total cumulative costs incurred associated with the project were $134.5 million as of January 3, 2021, with approximately $31.4 million forecasted in the foreseeable future. The project costs are anticipated to be incurred through the fiscal year ending September 30, 2022.
Other Restructuring Activities – The Company may enter into small, less significant initiatives and restructuring related activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial and occur over a shorter time period (generally less than 12 months).
The following summarizes restructuring and related charges for the three month periods ended January 3, 2021 and December 29, 2019:

	Three Month Periods Ended
(in millions)	January 3, 2021	December 29, 2019
Global productivity improvement program	$9.2	$26.6
Other restructuring activities	—	0.8
Total restructuring and related charges	$9.2	$27.4
Reported as:
Cost of goods sold	$0.2	$9.9
Operating expense	9.0	17.5
The following is a summary of restructuring and related charges for the three month periods ended January 3, 2021 and December 29, 2019 and cumulative costs for current restructuring initiatives as of January 3, 2021, by cost type.

(in millions)	Termination Benefits	Other Costs	Total
For the three month period ended January 3, 2021	$2.9	$6.3	$9.2
For the three month period ended December 29, 2019	5.3	22.1	27.4
Cumulative costs through January 3, 2021	23.4	111.1	134.5
Estimated future costs to be incurred	2.3	29.1	31.4
The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type for the three month period ended January 3, 2021.

(in millions)	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2020	$4.1	$6.4	$10.5
Provisions	0.8	4.0	4.8
Cash expenditures	(1.3)	(7.7)	(9.0)
Non-cash items	0.1	0.2	0.3
Accrual balance at January 3, 2021	$3.7	$2.9	$6.6
The following summarizes restructuring and related charges by segment for the three month periods ended January 3, 2021 and December 29, 2019, cumulative costs incurred through January 3, 2021, and future expected costs to be incurred by Spectrum’s segments of continuing operations:

(in millions)	HHI	HPC	GPC	H&G	Corporate	Total
For the three month period ended January 3, 2021	$0.2	$2.6	$1.5	$—	$4.9	$9.2
For the three month period ended December 29, 2019	0.5	1.1	10.3	0.1	15.4	27.4
Cumulative costs through January 3, 2021	1.6	15.2	22.4	2.2	93.1	134.5
Estimated future costs to be incurred	0.6	1.4	3.9	2.1	23.4	31.4

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 5 – REVENUE RECOGNITION
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three month periods ended January 3, 2021 and December 29, 2019, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	Three Month Period Ended January 3, 2021
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$397.6	$142.6	$178.1	$80.3	$798.6
EMEA	—	167.5	81.3	—	248.8
LATAM	10.4	42.4	4.0	1.7	58.5
APAC	0.4	22.3	9.1	—	31.8
Licensing	0.3	3.7	1.8	0.3	6.1
Other	—	—	1.2	—	1.2
Total Revenue	$408.7	$378.5	$275.5	$82.3	$1,145.0

	Three Month Period Ended December 29, 2019
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$281.6	$116.5	$138.5	$44.3	$580.9
EMEA	0.1	149.1	53.9	—	203.1
LATAM	10.5	36.0	3.3	1.3	51.1
APAC	5.2	17.5	7.0	—	29.7
Licensing	0.3	3.0	1.9	0.3	5.5
Other	—	—	1.2	—	1.2
Total Revenue	$297.7	$322.1	$205.8	$45.9	$871.5
The Company has a broad range of customers including many large retail channels, two of which exceed 10% of consolidated Net Sales and represented 23.6% of Net Sales for the three month period ended January 3, 2021. During the three month period ended December 29, 2019, the Company had one customer with Net Sales in excess of 10% which represented 13.8% of Net Sales.
In the normal course of business, the Company may allow customers to return product or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to receive. The allowance for product returns as of January 3, 2021, and September 30, 2020 was $24.1 million and $23.1 million, respectively.
NOTE 6 - RECEIVABLES AND CONCENTRATION OF CREDIT RISK
The allowance for uncollectible receivables as of January 3, 2021, and September 30, 2020 was $6.8 million and $6.4 million, respectively. The Company has a broad range of customers including many large retail channels, two of which exceed 10% of consolidated Net Trade Receivables as of January 3, 2021 and represented 32.0% of consolidated Net Trade Receivables. As of September 30, 2020, the Company had two customers with Net Trade Receivables in excess of 10%, which represented 28.0% of Net Trade Receivables.
NOTE 7 - INVENTORIES
Inventories consist of the following:

(in millions)	January 3, 2021	September 30, 2020
Raw materials	$83.8	$67.8
Work-in-process	76.5	60.8
Finished goods	536.6	429.1
	$696.9	$557.7

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(in millions)	January 3, 2021	September 30, 2020
Land, buildings and improvements	$132.3	$134.8
Machinery, equipment and other	541.8	520.0
Finance leases	202.2	200.8
Construction in progress	30.5	29.8
Property, plant and equipment	906.8	885.4
Accumulated depreciation	(511.0)	(488.9)
Property, plant and equipment, net	$395.8	$396.5
Depreciation expense from property, plant and equipment for the three month periods ended January 3, 2021 and December 29, 2019 was $18.5 million and $24.6 million, respectively. Decrease in depreciation is attributable to accelerated depreciation realized as part of exiting GPC operating facilities in LATAM in the prior period.
NOTE 9 - GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following:

(in millions)	HHI	GPC	H&G	Total
As of September 30, 2020	$704.8	$431.6	$195.6	$1,332.0
Foreign currency impact	5.3	4.9	—	10.2
Armitage acquisition (Note 3)	—	90.7	—	90.7
As of January 3, 2021	$710.1	$527.2	$195.6	$1,432.9
The Company considered the impact of the COVID-19 pandemic on its future operations and cash flows and concluded that, although the duration and severity of the COVID-19 pandemic could result in future impairment charges not currently considered, no triggering event occurred during the three month period ended January 3, 2021 to indicate an impairment of goodwill.
The carrying value of indefinite-lived intangibles and definite-lived intangibles assets subject to amortization and accumulated amortization are as follows:

	January 3, 2021			September 30, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable Intangible Assets:
Customer relationships	$712.7	$(381.1)	$331.6	$692.1	$(367.9)	$324.2
Technology assets	175.8	(107.8)	68.0	175.7	(104.1)	71.6
Tradenames	161.0	(136.2)	24.8	161.0	(132.6)	28.4
Total Amortizable Intangible Assets	1,049.5	(625.1)	424.4	1,028.8	(604.6)	424.2
Indefinite-lived Intangible Assets - Tradenames	1,092.3	—	1,092.3	1,007.5	—	1,007.5
Total Intangible Assets	$2,141.8	$(625.1)	$1,516.7	$2,036.3	$(604.6)	$1,431.7
There were no impairments identified during the three month period ended January 3, 2021. While a triggering event did not occur during the three month period ended January 3, 2021, a prolonged COVID-19 pandemic negatively impacting net sales growth rate, changes in key assumptions, and other global and regional macroeconomic factors, could result in additional future impairment charges for indefinite-lived intangible assets.
Amortization expense from the intangible assets for the three month periods ended January 3, 2021 and December 29, 2019 was $17.2 million and $17.1 million, respectively.
Excluding the impact of any future acquisitions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2021	$74.9
2022	51.8
2023	46.0
2024	45.6
2025	43.3

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 10 - DEBT
Debt consists of the following:

	January 3, 2021		September 30, 2020
(in millions)	Amount	Rate	Amount	Rate
Spectrum Brands Inc.
Revolver Facility, variable rate, expiring June 30, 2025	$—	—%	$—	—%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%
4.00% Notes, due October 1, 2026	520.6	4.0%	499.1	4.0%
5.00% Notes, due October 1, 2029	300.0	5.0%	300.0	5.0%
5.50% Notes, due July 15, 2030	300.0	5.5%	300.0	5.5%
Other notes and obligations	3.3	7.4%	3.2	7.6%
Obligations under capital leases	158.4	5.7%	160.5	5.6%
Total Spectrum Brands, Inc. debt	2,532.3		2,512.8
Debt issuance costs	(35.1)		(36.5)
Less current portion	(15.3)		(15.3)
Long-term debt, net of current portion	$2,481.9		$2,461.0
The Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.75% per annum, or base rate plus margin ranging from 0.75% to 1.75% per annum. The LIBOR borrowings are subject to a 0.75% LIBOR floor. As a result of borrowings and payments under the Revolver Facility, the Company had borrowing availability of $584.5 million at January 3, 2021, net of outstanding letters of credit of $15.5 million.
NOTE 11 – LEASES
The Company has leases primarily pertaining to manufacturing facilities, distribution centers, office space, warehouses, automobiles, machinery, computer, and office equipment that expire at various times through February 28, 2047. We have identified embedded operating leases within certain logistic agreements for warehouses and I.T. services arrangements and recognized assets identified in the arrangements as part of operating right-of-use ("ROU") assets on the Company’s Condensed Consolidated Statement of Financial Position as of January 3, 2021. We elected to exclude certain supply chain contracts that contain embedded leases for manufacturing facilities or dedicated manufacturing lines from our ROU asset and liability calculation based on the insignificant impact to our financial statements.
The following is a summary of the Company’s leases recognized on the Company’s Condensed Consolidated Statement of Financial Position as of January 3, 2021 and September 30, 2020:

(in millions)	Line Item	January 3, 2021	September 30, 2020
Assets
Operating	Operating lease assets	$108.6	$103.8
Finance	Property, plant and equipment, net	133.2	136.3
Total leased assets		$241.8	$240.1
Liabilities
Current
Operating	Other current liabilities	$25.6	$22.4
Finance	Current portion of long-term debt	12.0	12.1
Long-term
Operating	Long-term operating lease liabilities	90.8	88.8
Finance	Long-term debt, net of current portion	146.4	148.4
Total lease liabilities		$274.8	$271.7
As of January 3, 2021, the Company had no significant commitments related to leases executed that have not yet commenced.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 11 – LEASES (continued)
The Company records its operating lease expense and amortization of finance lease ROU assets within Cost of Goods Sold or Operating Expenses in the Condensed Consolidated Statement of Income depending on the nature and use of the underlying asset. The Company records its finance interest cost within interest expense in the Condensed Consolidated Statement of Income. The components of lease costs recognized in the Condensed Consolidated Statement of Income for the three month periods ended January 3, 2021 and December 29, 2019 are as follows:

	Three Month Periods Ended
(in millions)	January 3, 2021	December 29, 2019
Operating lease cost	$6.2	$6.6
Finance lease cost
Amortization of leased assets	3.8	3.6
Interest on lease liability	2.3	2.3
Variable lease cost	2.8	2.5
Total lease cost	$15.1	$15.0
During the three month periods ended January 3, 2021 and December 29, 2019, the Company recognized income attributable to leases and sub-leases of $0.6 million and $0.5 million, respectively, including $0.3 million from the sublease of the Company’s Corporate Headquarters in Middleton, Wisconsin with a related party, Energizer. Income from leases and sub-leases is recognized as Other Non-Operating Income in the Condensed Consolidated Statement of Income.
The following is a summary of the Company’s cash paid for amounts included in the measurement of lease liabilities recognized in the Condensed Consolidated Statement of Cash Flow, including supplemental non-cash activity related to operating leases, for the three month periods ending January 3, 2021 and December 29, 2019:

	Three Month Periods Ended
(in millions)	January 3, 2021	December 29, 2019
Operating cash flow from operating leases	$5.5	$6.4
Operating cash flows from finance leases	2.4	2.3
Financing cash flows from finance leases	3.0	3.3
Supplemental non-cash flow disclosure
Acquisition of operating lease asset through lease obligations	8.6	2.4
The following is a summary of weighted-average lease term and discount rate at January 3, 2021 and September 30, 2020:

	January 3, 2021	September 30, 2020
Weighted average remaining lease term
Operating leases	6.2 years	6.6 years
Finance leases	15.7 years	15.6 years
Weighted average discount rate
Operating leases	4.6%	4.7%
Finance leases	5.6%	5.6%
At January 3, 2021, future lease payments under operating and finance leases were as follows:

(in millions)	Finance Leases	Operating Leases
2021 remaining balance	$15.2	$20.2
2022	18.1	26.4
2023	17.1	23.4
2024	16.8	14.9
2025	19.8	12.2
Thereafter	162.6	38.6
Total lease payments	249.6	135.7
Amount representing interest	(91.2)	(19.3)
Total minimum lease payments	$158.4	$116.4

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 - DERIVATIVES
Cash Flow Hedges
Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes of its HHI segment. The Company hedges a portion of the risk associated with the purchase of these materials using commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At January 3, 2021, the Company had a series of brass and zinc swap contracts outstanding through May 31, 2022. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $1.1 million, net of tax.
The Company had the following commodity swap contracts outstanding as of January 3, 2021 and September 30, 2020:

	January 3, 2021			September 30, 2020
(in millions, except Notional)	Notional		Contract Value	Notional		Contract Value
Brass swap contracts	909.5	Metric Tons	$4.6	949.0	Metric Tons	$4.4
Zinc swap contracts	2,756.0	Metric Tons	$7.0	1,552.0	Metric Tons	$3.4
Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pound Sterling, Canadian Dollars, Australian Dollars, or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or inventory purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Income. At January 3, 2021, the Company had a series of foreign exchange derivative contracts outstanding through June 30, 2022. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $10.1 million, net of tax. At January 3, 2021 and September 30, 2020, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $298.2 million and $273.4 million, respectively.
The following table summarizes the impact of designated cash flow hedges and the pre-tax gain (loss) recognized in the Condensed Consolidated Statement of Income for the three month periods ended January 3, 2021 and December 29, 2019, respectively:

For the three month period ended January 3, 2021 (in millions)	Gain (Loss) in OCI	Reclassified to Continuing Operations
		Line Item	Gain (Loss)
Commodity swaps	$0.9	Cost of goods sold	$0.2
Foreign exchange contracts	(13.3)	Cost of goods sold	(2.9)
Total	$(12.4)		$(2.7)

For the three month period ended December 29, 2019 (in millions)	Gain (Loss) in OCI	Reclassified to Continuing Operations
		Line Item	Gain (Loss)
Commodity swaps	$0.2	Cost of goods sold	$(0.1)
Foreign exchange contracts	0.1	Net sales	—
Foreign exchange contracts	(6.5)	Cost of goods sold	2.7
Total	$(6.2)		$2.6
Derivative Contracts Not Designated as Hedges for Accounting Purposes
Foreign exchange contracts. The Company periodically enters into foreign exchange forward contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars, Philippine Pesos, Australian Dollars, Polish Zlotys, Mexican Pesos, or Japanese Yen, among others. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At January 3, 2021, the Company had a series of forward exchange contracts outstanding through March 29, 2021. At January 3, 2021 and September 30, 2020, the Company had $941.7 million and $802.5 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.
The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three month periods ended January 3, 2021 and December 29, 2019, pre-tax:

		Three Month Periods Ended
(in millions)	Line Item	January 3, 2021	December 29, 2019
Foreign exchange contracts	Other non-operating expense (income)	$(3.3)	$7.2

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 – DERIVATIVES (continued)
Fair Value of Derivative Instruments
The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	January 3, 2021	September 30, 2020
Derivative Assets
Commodity swaps - designated as hedge	Other receivables	$1.5	$0.7
Commodity swaps - designated as hedge	Deferred charges and other	0.1	0.1
Foreign exchange contracts - not designated as hedge	Other receivables	0.6	0.4
Total Derivative Assets		$2.2	$1.2
Derivative Liabilities
Commodity swaps - designated as hedge	Accounts payable	$0.1	$—
Foreign exchange contracts - designated as hedge	Accounts payable	13.6	3.8
Foreign exchange contracts - designated as hedge	Other long term liabilities	1.2	0.3
Foreign exchange contracts - not designated as hedge	Accounts payable	0.8	10.1
Total Derivative Liabilities		$15.7	$14.2
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant as of January 3, 2021.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of January 3, 2021, and September 30, 2020, there was no cash collateral outstanding and no posted standby letters of credit related to such liability positions.
Net Investment Hedge
SBI has €425.0 million aggregate principle amount of 4.00% Notes designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge are recognized as a component of foreign currency translation within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Expense (Income). As of January 3, 2021 the full principal amount was designated as a net investment hedge and considered fully effective. The following summarizes the gain (loss) from the net investment hedge recognized in Other Comprehensive Income for the three month periods ended January 3, 2021 and December 29, 2019, pre-tax:

	Three Month Periods Ended
Gain (loss) in OCI (in millions)	January 3, 2021	December 29, 2019
Net investment hedge	$(21.5)	$(4.9)
During the three month period ended January 3, 2021, the Company did not recognize any pre-tax gain (loss) in earnings related to the translation of the undesignated portion of debt obligation. The pre-tax loss related to the translation of the undesignated portion of the debt obligation recognized in earnings was $1.7 million for the three month period ended December 29, 2019. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial and derivative instruments as of January 3, 2021 and September 30, 2020 according to the fair value hierarchy are as follows.

	January 3, 2021					September 30, 2020
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Investments	$12.5	$—	$—	$12.5	$—	$66.9	$—	$—	$66.9	$—
Derivative Assets	—	2.2	—	2.2	—	—	1.2	—	1.2	—
Derivative Liabilities	—	15.7	—	15.7	—	—	14.2	—	14.2	—
Debt - SBH	—	2,641.3	—	2,641.3	2,497.2	—	2,595.4	—	2,595.4	2,476.3
Debt - SB/RH	—	2,641.3	—	2,641.3	2,497.2	—	2,595.4	—	2,595.4	2,476.3
Investments consist of our investment in Energizer common stock, which is valued at quoted market prices for identical instruments in an active market.  Unrealized income (loss) from changes in fair value, realized income (loss) from sale of equity investments, plus dividend income from equity investments, are recognized as components of Other Non-Operating Income, Net on the Condensed Consolidated Statements of Income.  During the three month period ended January 3, 2021, the Company sold 1.4 million shares of Energizer common stock for proceeds of $60.5 million. There were no shares sold during the three month period ended December 29, 2019. As of January 3, 2021, the company held 0.3 million shares of Energizer common stock.  Subsequent to January 3, 2021, we sold the remaining shares of our Energizer common stock for $12.6 million in cash proceeds.
The following is a summary of income recognized from equity investments recognized as a component of Other Non-Operating Income in the Company's Condensed Consolidated Statements of Income:

	Three Month Periods Ended
(in millions)	January 3, 2021	December 29, 2019
Unrealized gain on equity investments held	$0.8	$38.5
Realized gain on equity investments sold	5.2	—
Gain on equity investments	6.0	38.5
Dividend income from equity investments	0.2	1.6
Gain from equity investments	$6.2	$40.1
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
NOTE 14 - EMPLOYEE BENEFIT PLANS
The net periodic benefit cost for defined benefit plans for the three month periods ended January 3, 2021 and December 29, 2019 are as follows:

	U.S. Plans		Non U.S. Plans
(in millions)	January 3, 2021	December 29, 2019	January 3, 2021	December 29, 2019
Three Month Periods Ended
Service cost	$0.1	$0.2	$0.5	$0.6
Interest cost	0.5	0.6	0.6	0.6
Expected return on assets	(0.9)	(1.1)	(1.0)	(0.9)
Settlements and curtailments	—	0.9	—	—
Recognized net actuarial loss	0.3	0.3	0.8	0.7
Net periodic benefit cost	$—	$0.9	$0.9	$1.0
Weighted average assumptions
Discount rate	2.46%	3.07%	0.50 - 6.90%	0.75 - 7.70%
Expected return on plan assets	6.00%	6.50%	0.50 - 3.40%	0.75 - 3.40%
Rate of compensation increase	N/A	N/A	2.25 - 6.00%	2.25 - 6.00%
Contributions to our pension and defined benefit plans, including discretionary amounts, for the three month periods ended January 3, 2021 and December 29, 2019 were $2.8 million and $0.8 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 15 – SHAREHOLDER’S EQUITY
Share Repurchases
The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or otherwise. On July 24, 2018, the Board of Directors approved a $1 billion common stock repurchase program. The authorization is effective for 36 months. As part of the share repurchase program, the Company purchased treasury shares in open market purchases at market fair value, private purchases from Company employees, significant shareholders or beneficial interest owners at fair value and through an accelerated share repurchase (“ASR”) agreement with a third-party financial institution.
On November 18, 2019, SBH entered into an ASR to repurchase $125.0 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $125.0 million to the financial institution using cash on hand and took delivery of 1.7 million shares which represented approximately 85% of the total shares the Company expected to receive based on the market price at the time of the initial delivery. The transaction was accounted for as an equity transaction. The fair value of shares received initially of $106.3 million was recorded as a treasury stock transaction, with the remainder of $18.7 million recorded as a reduction to additional paid-in capital. Upon initial receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. On February 24, 2020, the Company closed and settled the ASR resulting in an additional delivery of 0.3 million shares, with a fair value of $18.5 million. The total number of shares repurchased under the ASR program during the year ended September 30, 2020, was $2.0 million at an average cost per share of $61.59, based on the volume-weighted average share price of the Company’s common stock during the calculation period of the ASR program, less the applicable contractual discount.
The following summarizes the activity of common stock repurchases under the program for the three month periods ended January 3, 2021 and December 29, 2019:

	January 3, 2021			December 29, 2019
Three Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	—	$—	$—	1.3	$62.06	$81.4
Private Purchases	0.6	65.27	42.3	0.2	62.30	9.2
ASR	—	—	—	1.7	61.79	106.3
Total Purchases	0.6	$65.27	$42.3	3.2	$61.92	$196.9

NOTE 16 - SHARE BASED COMPENSATION
Share based compensation expense is recognized as General and Administrative Expenses on the Condensed Consolidated Statements of Income. The following is a summary of share based compensation expense for the three month periods ended January 3, 2021 and December 29, 2019 for SBH and SB/RH, respectively.

	Three Month Periods Ended
(in millions)	January 3, 2021	December 29, 2019
SBH	$7.5	$12.9
SB/RH	$7.5	$12.8
The Company recognizes share based compensation expense from the issuance of its Restricted Stock Units (“RSUs”), primarily under its Long-Term Incentive Plan ("LTIP"), based on the fair value of the awards, as determined by the market price of the Company’s shares of common stock on the designated grant date and recognized on a straight-line basis over the requisite service period of the awards. Certain RSUs are time-based grants that provide for either 3-year cliff vesting or graded vesting depending upon the vesting conditions and forfeitures provided by the grant. Certain RSUs are performance-based awards that are dependent upon achieving specified financial metrics (adjusted EBITDA, return on adjusted equity, and adjusted free cash flow) over a designated period of time. Additionally, the Company regularly issues individual RSU awards under its equity plan to its Board members and individual employees for recognition, incentive, or retention purposes, when needed, which are primarily conditional upon time-based service conditions and included as a component of share-based compensation.
In the prior year, the Company provided for a portion of its annual management incentive compensation plan ("MIP") to be paid in common stock of the Company, in lieu of cash payment. During the fourth quarter of the fiscal year ended September 30, 2020, the Company changed its MIP payout policy that previously provided for the issuance of stock for a designated pool of recipients to be fully funded through cash distribution with no stock issuance. Share based compensation expense associated with the annual MIP for the three month period ended December 29, 2019 was $4.4 million. There is no portion of annual MIP recognized in the share based compensation expense for the three month period ended January 3, 2021.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 16 - SHARE BASED COMPENSATION (continued)
The following summary of the activity in Spectrum RSUs during the three month period ended January 3, 2021:

	SBH			SB/RH
(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 24 months	0.1	$74.32	$7.6	0.1	$74.32	$6.1
Vesting in more than 24 months	0.1	74.32	7.6	0.1	74.32	7.6
Total time-based grants	0.2	$74.32	$15.2	0.2	$74.32	$13.7
Performance-based grants
Vesting in more than 24 months	0.3	$74.32	$22.2	0.3	$74.32	$22.2
Total performance-based grants	0.3	$74.32	$22.2	0.3	$74.32	$22.2
Total grants	0.5	$74.32	$37.4	0.5	$74.32	$35.9

	SBH			SB/RH
(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
At September 30, 2020	1.4	$56.41	$79.3	1.4	$56.33	$77.7
Granted	0.5	74.32	37.4	0.5	74.32	35.9
Forfeited	(0.1)	59.06	(0.5)	(0.1)	59.06	(0.5)
Vested	(0.3)	53.09	(17.0)	(0.3)	52.38	(15.7)
At January 3, 2021	1.5	$62.77	$99.2	1.5	$62.67	$97.4
The remaining unrecognized pre-tax compensation cost for SBH and SB/RH at January 3, 2021 was $67.9 million and $66.5 million, respectively.
NOTE 17 - INCOME TAXES
The effective tax rate for the three month periods ended January 3, 2021 and December 29, 2019 was as follows:

	Three Month Periods Ended
Effective tax rate	January 3, 2021	December 29, 2019
SBH	21.3%	(1.9)%
SB/RH	21.3%	(2.5)%
The estimated annual effective tax rate applied to the three month period ended January 3, 2021 differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), certain nondeductible expenses, foreign rates that differ from the US federal statutory rate, and state income taxes. The Company has U.S. net operating loss carryforwards, which do not allow it to take advantage of the foreign-derived intangible income (“FDII”) deduction. The Company’s federal effective tax rate on GILTI is therefore 21%.
On November 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations (“Regulations”) under Internal Revenue Code Sections 245A and 951A related to the treatment of previously disqualified basis under the GILTI regime. The Regulations are effective for Fiscal 2022, but the Company can elect to apply them to Fiscal 2018 through Fiscal 2021. The Company expects to satisfy the requirements necessary to apply the Regulations retroactively and has therefore estimated and recorded a benefit of $5.3 million for the impact on years prior to Fiscal 2021 in the three month period ended January 3, 2021. The Company also expects to apply the Regulations to Fiscal 2021 and has included the impact in the estimated annual effective tax rate.
As of January 3, 2021, and September 30, 2020, there was $8.9 million and $1.8 million of income taxes payable on the SB/RH Condensed Consolidated Statement of Financial Position, payable to its parent company, calculated as if SB/RH were a separate taxpayer.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 18 – RELATED PARTY TRANSACTIONS
Energizer Holdings, Inc.
Effective as of the close of the GBL and GAC divestitures during the year ended September 30, 2019, the Company and Energizer entered into a series of TSAs and reverse TSAs that support various shared back office administrative functions including finance, sales and marketing, information technology, human resources, real estate and supply chain, customer service and procurement; to support both the transferred GBL operations and the continuing operations of Spectrum, respectively, within the various regions in which they operate. Charges associated with TSAs and reverse TSAs are recognized as bundled service costs under a fixed fee structure by the respective service or function and geographic location and one-time pass-through charges, including warehousing, freight, among others, to and from Energizer that settle on a net basis between the two parties. Charges to Energizer for TSA services are recognized as a reduction of the respective operating costs incurred by Spectrum and recognized as a component of operating expense or cost of goods sold depending upon the functions being supported by Spectrum. Charges from Energizer for reverse TSA services are recognized as operating expenses or cost of goods sold depending upon the functions being supported by Energizer. Effective January 2, 2020, Energizer closed its divestiture of the European based Varta® consumer battery business in the EMEA region to Varta AG, which also transferred TSAs and reverse TSAs associated with the divested entities to be assumed by Varta AG. As a result, a portion of the TSA and reverse TSA charges with Energizer were transferred to Varta AG. The TSAs and reverse TSAs have an overall expected time period of 12 months following the close of the transactions with some variability in expiration dependent upon the completed transition of the respective service or function and its geographic location and provide up to 12 additional months for a total duration of up to 24 months. As of January 3, 2021, the Company has exited substantially all outstanding TSAs and reverse TSAs with Energizer and Varta with an insignificant portion to close during January 2021.
During the three month period ended January 3, 2021, the Company recognized net loss of $1.8 million, consisting of TSA charges of $0.8 million and reverse TSA costs of $2.6 million. During the three month period ended December 29, 2019, the Company recognized net income of $1.6 million, consisting of TSA charges of $4.4 million and reverse TSA costs of $2.8 million.
In addition to the TSAs and reverse TSAs, the Company, Energizer and Varta AG will receive cash and/or make payments on behalf of the respective counterparty’s operations as part of the shared administrative functions, resulting in cash flow being commingled with the operating cash flow of the Company. The Company recognizes a net payable or receivable with Energizer and Varta AG for any outstanding TSA and reverse TSA related services and net working capital attributable to commingled cash flow. As of January 3, 2021 and September 30, 2020, the Company had net receivable of $3.8 million and $5.4 million, respectively, with Energizer included in Other Receivables on the Company’s Condensed Statement of Financial Position. As of January 3, 2021 and September 30, 2020, the Company had net payable of $0.4 million and $1.0 million, respectively, with Varta AG included in Other Current Liabilities on the Company’s Condensed Consolidated Statement of Financial Position.
The Company’s H&G segment continued to manufacture certain GAC related products at its facilities and sell the products to Energizer as a third-party supplier on an ongoing basis, at inventory cost plus contracted markup, as agreed upon in the supply agreement. The supply agreement has a contracted term of 24 months, expiring in January 2021 with no renewal. Material and inventory on hand to support the supply agreement is recognized as inventory of the Company. During the three month periods ended January 3, 2021 and December 29, 2019, the Company recognized $4.1 million and $5.3 million, respectively, of revenue attributable to the Energizer supply agreement as a component of H&G revenue after completion of the GAC divestiture. As of January 3, 2021 and September 30, 2020, the Company had outstanding receivable of $2.7 million and $4.4 million, respectively, from Energizer in Trade Receivables, Net on the Company’s Condensed Statement of Financial Position associated with the H&G supply agreement.
See Note 13 – Fair value of Financial Instruments for additional discussion on the Company’s investment in Energizer common stock.
NOTE 19 - COMMITMENTS AND CONTINGENCIES
The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. Based on information currently available, the Company does not believe that any additional matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
Environmental. The Company has provided for an estimated cost of $11.6 million as of January 3, 2021 and September 30, 2020, associated with environmental remediation activities at some of its current and former manufacturing sites, included in Other Long-Term Liabilities on the Condensed Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations, or cash flows of the Company.
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of January 3, 2021 and September 30, 2020, the Company recognized $4.8 million and $5.1 million in product liability, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $10.8 million and $10.9 million of warranty accruals as of January 3, 2021 and September 30, 2020, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position.
Other. During the three month period ended January 3, 2021, the Company recognized higher legal reserves at our H&G division of approximately $6.0 million attributable to significant and unusual non-recurring claims with no previous history or precedent, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 20 - SEGMENT INFORMATION
Net sales relating to the segments for the three month periods ended January 3, 2021 and December 29, 2019 are as follows:

	Three Month Periods Ended
(in millions)	January 3, 2021	December 29, 2019
HHI	$408.7	$297.7
HPC	378.5	322.1
GPC	275.5	205.8
H&G	82.3	45.9
Net sales	$1,145.0	$871.5
The Chief Operating Decision Maker of the Company uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. During the three month periods ended January 3, 2021 and December 29, 2019, other incentive compensation includes certain incentive bridge awards issued due to changes in the Company’s LTIP that allow for cash based payment upon employee election but do not qualify for shared-based compensation. All bridge awards fully vested in November 2020. See Note 16 - Share Based Compensation in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly report, for further details;
•Restructuring and related charges, which consist of project costs associated with the restructuring initiatives across the Company's segments. See Note 4 - Restructuring and Related Charges in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly report, for further details;
•Transaction related charges that consist of (1) transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business; and (2) divestiture related transaction costs that are recognized in continuing operations and post-divestiture separation costs consisting of incremental costs to facilitate separation of shared operations, including development of transferred shared service operations, platforms and personnel transferred as part of the divestitures and exiting of TSAs and reverse TSAs. See Note 1 – Basis of Presentation & Significant Accounting Policies in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly report, for further details;
•Gains and losses attributable to the Company’s investment in Energizer common stock. See Note 13 – Fair Value of Financial Instruments in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly report, for further details;
•Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations subsequent to an acquisition (when applicable);
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);
•Other adjustments primarily consisting of costs attributable to (1) proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual non-recurring claims with no previous history or precedent, (2) legal and litigation costs associated with Salus during the three month periods ended January 3, 2021 and December 29, 2019 as they are not considered a component of the continuing commercial products company; (3) foreign currency attributable to multicurrency loans for the three month period ended December 29, 2019, that were entered into with foreign subsidiaries in exchange for receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestitures during the year ended September 30, 2019; (4) expenses and cost recovery for flood damage at Company facilities in Middleton, Wisconsin during the three month period ended December 29, 2019; and (5) incremental costs for separation of a key executive during the three month period ended December 29, 2019;

Segment Adjusted EBITDA for the reportable segments for SBH for the three month periods ended January 3, 2021 and December 29, 2019, are as follows:

	Three Month Periods Ended
SBH (in millions)	January 3, 2021	December 29, 2019
HHI	$98.2	$42.8
HPC	50.9	36.4
GPC	53.6	31.5
H&G	10.4	(3.3)
Total Segment Adjusted EBITDA	213.1	107.4
Corporate	9.0	5.2
Interest expense	36.7	34.8
Depreciation and amortization	35.7	41.7
Share and incentive based compensation	8.1	14.5
Restructuring and related charges	9.2	27.4
Transaction related charges	20.6	4.1
Gain on Energizer investment	(6.0)	(38.5)
Loss on assets held for sale	—	32.8
Write-off from impairment of intangible assets	—	24.2
Inventory acquisition step-up	0.8	—
Other	6.0	(1.8)
Income (loss) from operations before income taxes	$93.0	$(37.0)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 20 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA for reportable segments for SB/RH for the three month periods ended January 3, 2021 and December 29, 2019 are as follows:

	Three Month Periods Ended
SB/RH (in millions)	January 3, 2021	December 29, 2019
HHI	$98.2	$42.8
HPC	50.9	36.4
GPC	53.6	31.5
H&G	10.4	(3.3)
Total Segment Adjusted EBITDA	213.1	107.4
Corporate	8.5	4.9
Interest expense	36.8	34.6
Depreciation and amortization	35.7	41.7
Share and incentive based compensation	8.1	14.4
Restructuring and related charges	9.2	27.4
Transaction related charges	20.6	4.1
Gain on Energizer investment	(6.0)	(38.5)
Loss on assets held for sale	—	32.8
Write-off from impairment of intangible assets	—	24.2
Inventory acquisition step-up	0.8	—
Other	5.9	(2.3)
Income (loss) from operations before income taxes	$93.5	$(35.9)
NOTE 21 - EARNINGS PER SHARE – SBH
The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three month periods ended January 3, 2021 and December 29, 2019 are as follows:

	Three Month Periods Ended
(in millions, except per share amounts)	January 3, 2021	December 29, 2019
Numerator
Net income (loss) from continuing operations attributable to controlling interest	$72.4	$(38.6)
(Loss) income from discontinued operations attributable to controlling interest	(0.3)	2.8
Net income (loss) attributable to controlling interest	$72.1	$(35.8)
Denominator
Weighted average shares outstanding - basic	42.9	47.7
Dilutive shares	0.1	—
Weighted average shares outstanding - diluted	43.0	47.7
Earnings per share
Basic earnings per share from continuing operations	$1.69	$(0.81)
Basic earnings per share from discontinued operations	(0.01)	0.06
Basic earnings per share	$1.68	$(0.75)
Diluted earnings per share from continuing operations	$1.68	$(0.81)
Diluted earnings per share from discontinued operations	—	0.06
Diluted earnings per share	$1.68	$(0.75)
Weighted average number of anti-dilutive shares excluded from denominator	—	0.1

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q. Unless the context indicates otherwise, the term the “Company,” “we,” “our,” or “us” are used to refer to Spectrum Brands Holdings, Inc. and its subsidiaries ("SBH") and SB/RH Holdings, LLC and its subsidiaries (“SB/RH”), collectively.
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
Aquatics: Consumer and commercial aquarium kits, stand-alone tanks; aquatics equipment such as filtration systems, heaters and pumps; and aquatics consumables such as fish food, water management and care

Companion Animal: 8IN1® (8-in-1), Dingo®, Nature's Miracle®, Wild Harvest™, Littermaid®, Jungle®, Excel®, FURminator®, IAMS® (Europe only), Eukanuba® (Europe only), Healthy-Hide®, DreamBone®, SmartBones®, ProSense®, Perfect Coat®, eCOTRITION®, Birdola®, Digest-eeze®, Good Boy®, Meowee!®, Wildbird®, and Wafcol®
Aquatics: Tetra®, Marineland®, Whisper®, Instant Ocean®, GloFish®, OmegaOne® and OmegaSea®

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
As of the date of this report, we continue to be classified as an essential business in the jurisdictions that have mandated closures of non-essential businesses, and therefore have been allowed to remain open and continue to operate to the extent possible under existing regulations with any limitation in production output being short-term in nature. Despite the supply implications experienced in the prior year, the Company continues to experience continued customer demand. While demand in general for our products remains strong, our teams continue to monitor demand disruption and there can be no assurance as to the level of demand that will prevail throughout the fiscal year. A large portion of our customers continue to operate and sell our products, with some customers reducing operations due to closures or reduced store hours. There have also been changes in consumer needs and spending during the COVID-19 pandemic, which have resulted in a limited number of change orders and reduced spending. Currently, we have not identified, and will continue to monitor for, any substantive risk attributable to customer credit and have not experienced a significant impact from permanent store closures or retail bankruptcies. We believe the severity and duration of the COVID-19 pandemic to be uncertain and may contribute to retail volatility and consumer purchase behavior changes. The magnitude of the financial impact on our quarterly and annual results is highly dependent on the duration of the COVID-19 pandemic and how quickly the U.S. and global economies resume normal operations.
The COVID-19 pandemic has not had a materially negative impact on the Company’s liquidity position. The sweeping nature of COVID-19 pandemic makes it extremely difficult to predict the long-term ramifications on our financial condition and results of operations. However, the likely overall economic impact of the COVID-19 pandemic is viewed as highly negative to the U.S. and global economies. We have initiated mitigating efforts to manage non-critical capital spending, assess operating spend, preserve cash and liquidity.  We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. We have also not observed any material impairments due to the COVID-19 pandemic.
We expect the ultimate significance of the impact on our financial condition, results of operations, and cash flows will be dictated by the length of time that such circumstances continue, which will ultimately depend on the unforeseeable duration and severity of the COVID-19 pandemic and any governmental and public actions taken in response.
Acquisitions
On October 26, 2020, the Company completed the acquisition of Armitage Pet Care Ltd ("Armitage") for $187.7 million. Armitage is a premium pet treats and toys business in Nottingham, United Kingdom including a portfolio of brands that include Armitage's dog treats brand, Good Boy®, cat treats brand, Meowee!®, and Wildbird® bird feed products, among others, that are predominantly sold within the United Kingdom. The net assets and results of operations of Armitage in October 26, 2020 are included in the Company’s Condensed Consolidated Statements of Income and reported within the GPC reporting segment for the three month period ended January 3, 2021.
On March 10, 2020, the Company entered into an asset purchase agreement with Omega Sea, LLC (“Omega”), a manufacturer and marketer of premium fish foods and consumable goods for the home and commercial aquarium markets, primarily consisting of the Omega brand, for a purchase price of approximately $16.9 million. The results of Omega’s operations are included in the Company’s Condensed Consolidated Statements of Income and reported within the GPC reporting segment for the three month period ended January 3, 2021.
See Note 3 – Acquisitions in the Notes to the Condensed Consolidated Financial statements, included elsewhere in this Quarterly Report, for more information.
Divestitures
On March 29, 2020, the Company completed the sale of its DCF production facility and distribution center in Coevorden, Netherlands for cash proceeds of $29.0 million received during the year ended September 30, 2020, resulting in a loss on assets held for sale of $32.8 million during the three month period ended December 29, 2019. Additionally, the Company realized an impairment of intangible assets of $24.2 million during the three month period ended December 29, 2019 associated with the continuing commercial DCF business following recognition of the Coevorden Operations as held for sale.
See Note 2 – Divestitures in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information on the assets and liabilities classified as held for sale and discontinued operations.
Restructuring Activity
We continually seek to improve our operational efficiency, match our manufacturing capacity, and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. The most significant of these initiatives is the Global Productivity Improvement Program, which began during the year ended September 30, 2019 and has continued through the three month period ended January 3, 2021. See Note 4 - Restructuring and Related Charges in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for more information.

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
Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and impact from acquisitions (when applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period. The following is a reconciliation of reported net sales to organic net sales for the three month period ended January 3, 2021 compared to net sales for the three month period ended December 29, 2019:

Three Month Periods Ended (in millions, except %)	January 3, 2021
	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales December 29, 2019	Variance
HHI	$408.7	$(1.4)	$407.3	$—	$407.3	$297.7	$109.6	36.8%
HPC	378.5	(5.6)	372.9	—	372.9	322.1	50.8	15.8%
GPC	275.5	(4.3)	271.2	(20.3)	250.9	205.8	45.1	21.9%
H&G	82.3	—	82.3	—	82.3	45.9	36.4	79.3%
Total	$1,145.0	$(11.3)	$1,133.7	$(20.3)	$1,113.4	$871.5	241.9	27.8%

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management, which we believe provide useful information to investors because they reflect ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. They also facilitate comparisons between peer companies since interest, taxes, depreciation, and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. During the three month periods ended January 3, 2021 and December 29, 2019, other incentive compensation includes certain incentive bridge awards issued due to changes in the Company’s LTIP that allow for cash based payment upon employee election but do not qualify for shared-based compensation. All bridge awards fully vested in November 2020. See Note 16 - Share Based Compensation in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
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
•Gains and losses attributable to the Company’s investment in Energizer common stock. See Note 13 – Fair Value of Financial Instruments in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations subsequent to an acquisition (when applicable);
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);
•Other adjustments primarily consisting of costs attributable to (1) proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual non-recurring claims with no previous history or precedent, (2) legal and litigation costs associated with Salus during the three month periods ended January 3, 2021 and December 29, 2019 as they are not considered a component of the continuing commercial products company; (3) foreign currency attributable to multicurrency loans for the three month period ended December 29, 2019, that were entered into with foreign subsidiaries in exchange for receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestitures during the year ended September 30, 2019; (4) expenses and cost recovery for flood damage at Company facilities in Middleton, Wisconsin during the three month period ended December 29, 2019 and (5) incremental costs for separation of a key executive during the three month period ended December 29, 2019;
Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of reported net sales for the respective period and segment.

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended January 3, 2021 and December 29, 2019 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended January 3, 2021
Net income (loss) from continuing operations	$89.4	$38.2	$34.0	$(0.5)	$(87.9)	$73.2
Income tax expense	—	—	—	—	19.8	19.8
Interest expense	—	—	—	—	36.7	36.7
Depreciation and amortization	8.6	8.8	9.7	4.9	3.7	35.7
EBITDA	98.0	47.0	43.7	4.4	(27.7)	165.4
Share and incentive based compensation	—	—	—	—	8.1	8.1
Restructuring and related charges	0.2	2.6	1.5	—	4.9	9.2
Transaction related charges	—	1.3	7.6	—	11.7	20.6
Gain on Energizer investment	—	—	—	—	(6.0)	(6.0)
Inventory acquisition step-up	—	—	0.8	—	—	0.8
Other	—	—	—	6.0	—	6.0
Adjusted EBITDA	$98.2	$50.9	$53.6	$10.4	$(9.0)	$204.1
Net Sales	$408.7	$378.5	$275.5	$82.3	$—	$1,145.0
Adjusted EBITDA Margin	24.0%	13.4%	19.5%	12.6%	—	17.8%
Three Month Period Ended December 29, 2019
Net income (loss) from continuing operations	$34.2	$24.9	$(53.3)	$(8.6)	$(34.9)	$(37.7)
Income tax expense	—	—	—	—	0.7	0.7
Interest expense	—	—	—	—	34.8	34.8
Depreciation and amortization	8.1	8.8	16.1	5.2	3.5	41.7
EBITDA	42.3	33.7	(37.2)	(3.4)	4.1	39.5
Share and incentive based compensation	—	—	—	—	14.5	14.5
Restructuring and related charges	0.5	1.1	10.3	0.1	15.4	27.4
Transaction related charges	—	1.6	1.4	—	1.1	4.1
Unrealized gain on Energizer investment	—	—	—	—	(38.5)	(38.5)
Loss on assets held for sale	—	—	32.8	—	—	32.8
Write-off from impairment of intangible assets	—	—	24.2	—	—	24.2
Other	—	—	—	—	(1.8)	(1.8)
Adjusted EBITDA	$42.8	$36.4	$31.5	$(3.3)	$(5.2)	$102.2
Net Sales	$297.7	$322.1	$205.8	$45.9	$—	$871.5
Adjusted EBITDA Margin	14.4%	11.3%	15.3%	(7.2)%	—	11.7%

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended January 3, 2021 and December 29, 2019 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended January 3, 2021
Net income (loss) from continuing operations	$89.4	$38.2	$34.0	$(0.5)	$(87.5)	$73.6
Income tax expense	—	—	—	—	19.9	19.9
Interest expense	—	—	—	—	36.8	36.8
Depreciation and amortization	8.6	8.8	9.7	4.9	3.7	35.7
EBITDA	98.0	47.0	43.7	4.4	(27.1)	166.0
Share and incentive based compensation	—	—	—	—	8.1	8.1
Restructuring and related charges	0.2	2.6	1.5	—	4.9	9.2
Transaction related charges	—	1.3	7.6	—	11.7	20.6
Gain on Energizer investment	—	—	—	—	(6.0)	(6.0)
Inventory acquisition step-up	—	—	0.8	—	—	0.8
Other	—	—	—	6.0	(0.1)	5.9
Adjusted EBITDA	$98.2	$50.9	$53.6	$10.4	$(8.5)	$204.6
Net Sales	$408.7	$378.5	$275.5	$82.3	$—	$1,145.0
Adjusted EBITDA Margin	24.0%	13.4%	19.5%	12.6%	—	17.9%
Three Month Period Ended December 29, 2019
Net income (loss) from continuing operations	$34.2	$24.9	$(53.3)	$(8.6)	$(34.0)	$(36.8)
Income tax expense	—	—	—	—	0.9	0.9
Interest expense	—	—	—	—	34.6	34.6
Depreciation and amortization	8.1	8.8	16.1	5.2	3.5	41.7
EBITDA	42.3	33.7	(37.2)	(3.4)	5.0	40.4
Share and incentive based compensation	—	—	—	—	14.4	14.4
Restructuring and related charges	0.5	1.1	10.3	0.1	15.4	27.4
Transaction related charges	—	1.6	1.4	—	1.1	4.1
Unrealized gain on Energizer investment	—	—	—	—	(38.5)	(38.5)
Loss on assets held for sale	—	—	32.8	—	—	32.8
Write-off from impairment of intangible assets	—	—	24.2	—	—	24.2
Other	—	—	—	—	(2.3)	(2.3)
Adjusted EBITDA	$42.8	$36.4	$31.5	$(3.3)	$(4.9)	$102.5
Net Sales	$297.7	$322.1	$205.8	$45.9	$—	$871.5
Adjusted EBITDA Margin	14.4%	11.3%	15.3%	(7.2)%	—	11.8%

Consolidated Results of Operations
The following is summarized consolidated results of operations for SBH for the three month periods ended January 3, 2021 and December 29, 2019.

(in millions, except %)	Three Month Periods Ended		Variance
	January 3, 2021	December 29, 2019
Net sales	$1,145.0	$871.5	$273.5		31.4%
Gross profit	422.3	269.1	153.2		56.9%
Gross profit margin	36.9%	30.9%	600	bps
Operating expenses	298.8	315.0	(16.2)		(5.1)%
Interest expense	36.7	34.8	1.9		5.5%
Other non-operating income, net	6.2	43.7	(37.5)		(85.8)%
Income tax expense	19.8	0.7	19.1		n/m
Net income (loss) from continuing operations	73.2	(37.7)	110.9		n/m
(Loss) income from discontinued operations, net of tax	(0.3)	2.8	(3.1)		n/m
Net income (loss)	72.9	(34.9)	107.8		n/m
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the three month periods ended January 3, 2021 and December 29, 2019 and the principal components of changes in net sales for the respective periods.

(in millions, except %)	Three Month Periods Ended		Variance
	January 3, 2021	December 29, 2019
HHI	$408.7	$297.7	$111.0	37.3%
HPC	378.5	322.1	56.4	17.5%
GPC	275.5	205.8	69.7	33.9%
H&G	82.3	45.9	36.4	79.3%
Net Sales	$1,145.0	$871.5	273.5	31.4%

(in millions)	Three Month Periods Ended
Net Sales for the period ended December 29, 2019	$871.5
Increase in HHI	109.6
Increase in HPC	50.8
Increase in GPC	45.1
Increase in H&G	36.4
Acquisition sales	20.3
Foreign currency impact, net	11.3
Net Sales for the period ended January 3, 2021	$1,145.0
Gross Profit. Gross profit and gross profit margin increased due to higher volumes across all segments, positive productivity and cost improvements, plus favorable product mix with higher restructuring costs and accelerated depreciation expense in the prior period for exiting GPC operating facilities in LATAM.
Operating Expenses. Operating expenses for the three month period increased due to the recognition of a loss on asset held for sale of $32.8 million and an impairment of intangible assets of $24.2 million in the prior period associated with the Coevorden divestiture with a decrease in restructuring and related charges of $8.5 million, offset by increase in selling, general and administrative expenses of $32.2 million largely attributable to higher volumes and increased marketing and distributions costs, and increase in transaction related costs of $16.5 million. See Note 4 – Restructuring and Related Charges in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail on restructuring. See Note 1 - Basis of Presentation and Significant Accounting Policies in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail on transaction-related charges.
Interest Expense. Interest expense for the three month period ended marginally increased with no substantial refinancing activity. See Note 10 – Debt in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.
Other non-operating income, net. Other non-operating income for the three month period decreased due to realized and unrealized gains on our investment in Energizer common stock during the period. Subsequent to January 3, 2020, the Company sold the remaining shares of its Energizer common stock for cash proceeds of $12.6 million. See Note 13 – Fair Value of Financial Instruments in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.
Income Taxes. Our estimated annual effective tax rate was impacted for the three month periods ended January 3, 2021 by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income, certain nondeductible expenses, foreign rates that differ from the US federal statutory rate, and state income taxes. During the three month period ended January 3, 2021, the Company also recognized a $5.3 million benefit due to favorable Regulations issued during the quarter.
(Loss) Income From Discontinued Operations. The income or loss attributable to discontinued operations primarily reflect incremental changes to tax and legal indemnifications associated with the Company's divestitures of its Global Batteries and Lighting division and Global Auto Care division to Energizer during the year ended September 30, 2019.

Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest. Such amount varies in relation to such subsidiary’s net income or loss for the period and the percentage interest not owned by SBH.
SB/RH
The following is summarized consolidated results of operations for SB/RH for the three month periods ended January 3, 2021 and December 29, 2019:

(in millions, except %)	Three Month Periods Ended		Variance
	January 3, 2021	December 29, 2019
Net sales	$1,145.0	$871.5	$273.5		31.4%
Gross profit	422.3	269.1	153.2		56.9%
Gross profit margin	36.9%	30.9%	600	bps
Operating expenses	298.2	314.1	(15.9)		(5.1)%
Interest expense	36.8	34.6	2.2		6.4%
Other non-operating income, net	6.2	43.7	(37.5)		(85.8)%
Income tax expense	19.9	0.9	19.0		n/m
Net income (loss) from continuing operations	73.6	(36.8)	110.4		n/m
(Loss) income from discontinued operations, net of tax	(0.3)	2.8	(3.1)		n/m
Net income (loss)	73.3	(34.0)	107.3		n/m
n/m = not meaningful
The changes in SB/RH for the three month period are primarily attributable to the changes in SBH previously discussed.
Segment Financial Data
Hardware & Home Improvement

(in millions, except %)	Three Month Periods Ended		Variance
	January 3, 2021	December 29, 2019
Net sales	$408.7	$297.7	$111.0		37.3%
Operating income	92.2	34.5	57.7		167.2%
Operating income margin	22.6%	11.6%	1,100	bps
Adjusted EBITDA	$98.2	$42.8	$55.4		129.4%
Adjusted EBITDA margin	24.0%	14.4%	960	bps
n/m = not meaningful
Net sales for the three month period increased by growth across all product categories with fulfillment of previously disclosed open orders, retail inventory rebuild, strong consumer demand in both the repair & remodel and new build channels, and commercial activity through promotions and new product introductions. Organic net sales, excluding favorable foreign exchange impact, increased $109.6 million, or 36.8%.
Operating income, adjusted EBITDA and margins for the three month period increased due to increased volumes, productivity and cost improvements, favorable pricing programs and product mix, partially offset by incremental costs attributable to COVID-19 and continued marketing investments.

Home and Personal Care

(in millions, except %)	Three Month Periods Ended		Variance
	January 3, 2021	December 29, 2019
Net sales	$378.5	$322.1	$56.4		17.5%
Operating income	36.7	23.7	13.0		54.9%
Operating income margin	9.7%	7.4%	230	bps
Adjusted EBITDA	$50.9	$36.4	$14.5		39.8%
Adjusted EBITDA margin	13.4%	11.3%	210	bps
n/m = not meaningful
Net sales for the three month period increased driven by strong growth in small appliances and personal care during the holiday season and consumer demand from stay-at-home activity. Net sales growth was driven by growth in all regions, with particular strength in NA and LATAM regions, and broad based e-commerce sales, and new product introductions. Organic net sales, excluding favorable foreign exchange impact, increased $50.8 million, or 15.8%.
Operating income, adjusted EBITDA and improved margins for the three month period increased due to higher volumes, productivity and cost improvements, positive pricing programs and mix favorability, partially offset by increased marketing investments and distribution costs.

Global Pet Care

(in millions, except %)	Three Month Periods Ended		Variance
	January 3, 2021	December 29, 2019
Net sales	$275.5	$205.8	$69.7		33.9%
Operating income (loss)	34.1	(52.9)	87.0		n/m
Operating income (loss) margin	12.4%	(25.7)%	3,810	bps
Adjusted EBITDA	$53.6	$31.5	$22.1		70.2%
Adjusted EBITDA margin	19.5%	15.3%	420	bps
n/m = not meaningful
Net sales for the three month period increased due to continued growth in both our aquatic and companion animal categories across all distribution channels, led by continued volume growth in e-commerce sales, with acquisition sales of $20.3 million from the Omega and Armitage acquisitions. Organic net sales, excluding favorable foreign exchange impact and acquisitions sales, increased $45.1 million, or 21.9%.

Operating income, adjusted EBITDA, and margins for the three month period increased due to higher volumes with positive productivity and cost improvements, partially offset by higher advertising and marketing investments, with increases in operating income and margin also attributable to the loss on asset held for sale of $32.8 million and impairment of intangible assets of $24.2 million in the prior period associated with the Coevorden divestiture, along with incremental restructuring costs and depreciation expense in the prior period for exiting LATAM operating facilities, plus incremental transaction related charges.

Home and Garden

(in millions, except %)	Three Month Periods Ended		Variance
	January 3, 2021	December 29, 2019
Net sales	$82.3	$45.9	$36.4		79.3%
Operating loss	(0.5)	(8.6)	8.1		94.2%
Operating loss margin	(0.6)%	(18.7)%	1,810	bps
Adjusted EBITDA	$10.4	$(3.3)	$13.7		n/m
Adjusted EBITDA margin	12.6%	(7.2)%	1,980	bps
n/m = not meaningful
Net sales and organic net sales for the three month period increased by growth in all product categories driven by strong POS through the quarter and early orders particularly from home center, distributor, and online customers to prepare for the peak season.
Operating income, adjusted EBITDA and margins increased due to higher volumes, favorable product mix, with productivity and cost improvements despite incremental costs attributable to COVID-19. Operating income was partially offset by incremental legal reserve attributable to significant and unusual non-recurring claims.
Liquidity and Capital Resources
The following is a summary of the SBH and SB/RH cash flows from continuing operations for the three month periods ended January 3, 2021 and December 29, 2019, respectively.

	SBH		SB/RH
Three Month Periods Ended (in millions)	January 3, 2021	December 29, 2019	January 3, 2021	December 29, 2019
Operating activities	$(94.1)	$(196.7)	$(98.6)	$(407.2)
Investing activities	$(81.0)	$(18.7)	$(81.0)	$(18.7)
Financing activities	$(121.8)	$(273.0)	$(115.0)	$(62.0)
Cash Flows from Operating Activities
Cash flows from SBH continuing operations increased $102.6 million primarily due to:
•Increase in cash provided by continuing operations of $84.8 million, including an increase in cash used for working capital of $20.9 million primarily from seasonal inventory production;
•Decrease in cash paid for restructuring and transaction related charges of $20.1 million.
•Decrease in cash paid for taxes of $6.3 million; offset by
•Increase in cash paid for interest of $4.8 million;
•Increase in net corporate expenditures of $3.8 million;
Cash flows from operating activities from continuing operations of SB/RH increased $308.6 million primarily due to the items discussed above except for an incremental operating cash outflow to its parent company for federal net operating losses under the Company’s tax sharing agreement in the prior period.
Depreciation and Amortization
Depreciation and amortization for the Company was $35.7 million and $41.7 million for the three month periods ended January 3, 2021 and December 29, 2019 respectively. Decrease in depreciation is attributable to accelerated depreciation realized as part of exiting GPC operating facilities in LATAM in the prior period.

Cash Flows from Investing Activities
Cash flows from investing activities for SBH continuing operations decreased $62.3 million primarily due to cash paid for the acquisition of Armitage of $129.8 million, net proceeds from the sale of Energizer common stock of $60.5 million with a reduction in capital expenditures compared to the prior period. Subsequent to January 3, 2021, the Company sold its remaining investment in Energizer common stock for proceeds of $12.6 million in January 2021.
Capital Expenditures
Capital expenditures for the Company were $11.8 million and $18.7 million for the three month periods ended January 3, 2021 and December 29, 2019, respectively. The reduction in capital expenditures predominantly attributable to timing of capital activities during the fiscal year as we expect to make investment in capital projects consistent to prior years.
Cash Flows from Financing Activities
Cash flows from financing activities for continuing operations increased $151.2 million for the three month period ended January 3, 2021 primarily due to debt paydown and refinancing with higher treasury share repurchase activity in the prior period.
Debt
During the three month period ended January 3, 2021, the Company did not realize substantive incremental debt and recognized debt payments of $54.0 million primarily from the paydown of assumed debt from the acquisition of Armitage. Refer to Note 3 - Acquisitions in notes to the condensed consolidated financial statements included elsewhere in our Quarterly Report for further discussion. As of January 3, 2021, the Company had borrowing availability of $584.5 million, net of outstanding letters of credit.
At January 3, 2021, we were in compliance with all covenants under the Senior Credit Agreement and the indentures governing the 5.00% Notes, 5.50% Notes, 5.75% Notes, 6.125% Notes, and 4.00% Notes.
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
Refer to Note 10 - Debt in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information.
Equity
There has been no issuance of common stock, other than through the Company’s share-based compensation plans, during the three month periods ended January 3, 2021 and December 29, 2019.
During the three month period ended January 3, 2021 and December 29, 2019, SBH made cash dividend payments of $17.8 million and $19.9 million, or $0.42 per share, respectively.
During the three month period ended January 3, 2021, the Company paid $42.3 million for the repurchase of common stock, consisting of 0.6 million treasury shares received, consisting of private purchases at fair value with a significant shareholder and beneficial owner. During the three month period ended December 29, 2019, the Company paid $215.6 million for the repurchase of common stock, consisting of 3.2 million treasury shares received, including $125.0 million through an accelerated share repurchase arrangement that was settled February 24, 2020, private purchases with employees, open market purchases through our common stock repurchase program. See Note 15 – Shareholders’ Equity included elsewhere in this Quarterly Report for additional discussion.
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
The COVID-19 pandemic has not, as of the date of this report, materially impacted our operations or demand for our products and has not had a materially negative impact on the Company’s liquidity position, although there can be no assurance that it won't have a material negative impact on us in the future, Nonetheless, we have initiated mitigating efforts to manage non-critical capital spending, assess operating spend, preserve cash and improve liquidity.  During the prior year, we had temporarily suspended treasury repurchase activity, but given the improved economic situation and the Company's liquidity, we may consider opportunistic share repurchases from time-to-time. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so.  However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations & Other Commercial Commitments
There has otherwise been no material changes to our contractual obligations & other commercial commitments as discussed in our Annual Report on Form 10-K for the year ended September 30, 2020.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the year ended September 30, 2020.
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

	Three Month Period Ended	Year Ended
(in millions)	January 3, 2021	September 30, 2020
Statement of Operations Data
Third party net sales	$756.4	$2,868.5
Intercompany net sales to non-guarantor subsidiaries	17.9	63.5
Total net sales	774.3	2,932.0
Gross profit	261.5	938.0
Operating income	57.9	187.4
Net income (loss) from continuing operations	21.1	(46.8)
Net income (loss)	20.9	(32.8)
Net income (loss) attributable to controlling interest	20.9	(32.8)
Statement of Financial Position Data
Current Assets	$1,311.4	$1,342.0
Noncurrent Assets	2,734.1	2,804.6
Current Liabilities	833.4	881.7
Noncurrent Liabilities	2,993.8	3,020.4
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of January 3, 2021 and September 30, 2020 are as follows:

(in millions)	January 3, 2021	September 30, 2020
Statement of Financial Position Data
Current receivables from non-guarantor subsidiaries	$324.1	$161.1
Current payable to non-guarantor subsidiaries	362.4	368.4
Long-term debt with non-guarantor subsidiaries	172.5	212.0
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
No material change in the Company’s market risk has occurred during the three month period ended January 3, 2021. For additional information, refer to Note 10 – Debt and Note 12 – Derivatives to the Condensed Consolidated Financial Statement included elsewhere in the Quarterly Report and to Part II, Items 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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
Changes in Internal Control Over Financial Reporting. During the three month period ended January 3, 2021, SBH continued updating certain internal controls and supporting processes to address previously identified deficiencies related to ineffective information technology general controls (ITGCs) related to user access and role change reviews over certain information technology systems in the EMEA region attributable to ineffective risk assessment and communication of control activities related to the transfer of ITGC operations provided TSAs. SBH will continue to develop and update such internal controls and processes during the fiscal year to fully remediate the identified deficiencies. Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the three month period ended January 3, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting. During the three month period ended January 3, 2021, SB/RH continued updating certain internal controls and supporting processes to address previously identified deficiencies related to ineffective information technology general controls (ITGCs) related to user access and role change reviews over certain information technology systems in the EMEA region attributable to ineffective risk assessment and communication of control activities related to the transfer of ITGC operations provided TSAs. SB/RH will continue to develop and update such internal controls and processes during the fiscal year to fully remediate the identified deficiencies. Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the three month period ended January 3, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on November 18, 2020. We believe that at January 3, 2021, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On July 24, 2018, the Board of Directors approved a $1 billion common stock repurchase program. The authorization is effective for 36 months. The following table summarizes the common stock repurchases under the program for the three month period ended January 3, 2021:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Approximate Dollar Value of Shares that may Yet Be Purchased
As of September 30, 2020	10,686,937	$56.66	10,686,937	$394,436,227
October 1, 2020 to November 1, 2020	—	—	—	394,436,227
November 2, 2020 to November 29, 2020	647,498	65.27	647,498	352,176,858
November 30, 2020 to January 3, 2021	—	—	—	352,176,858
As of January 3, 2021	11,334,435	$57.16	11,334,435	$352,176,858
Item 5.    Other Information
None
Item 6.    Exhibits
Please refer to the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2021
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2021
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