Form 10-Q
period 2021-04-04
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2021-05-07
CIK 109177, 1592706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2021
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
As of May 4, 2021, there were 42,628,769 shares outstanding of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.
SB/RH Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with a reduced disclosure format as permitted by general instruction H(2).

Forward-Looking Statements
We have made or implied certain forward-looking statements in this report including without limitation, statements regarding the Company's recently adopted share repurchase program, for which the manner of purchase, the number of shares to be purchased and the timing of purchases will be based on a number of factors including the price of the Company's common stock, general business and market conditions and applicable legal requirements, and is subject to the discretion of the Company's management and may be commenced, suspended or discontinued at any time. All statements, other than statements of historical facts included in this report, including the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations, or expectations regarding our Global Productivity Improvement Program, our business strategy, future operations, financial condition, estimated revenues, projected costs, projected synergies, prospects, plans and objectives of management, information concerning expected actions of third parties, retention and future compensation of key personnel, our ability to meet environmental, social, and governance goals, the expected impact of the COVID-19 pandemic, economic, social, and political conditions or civil unrest in the U.S. and other countries, and other statements regarding the Company's ability to meet its expectations for its fiscal 2021 are forward-looking statements. When used in this report, the words future, anticipate, pro forma, seeks, intend, plan, envision, estimate, believe, belief, expect, project, forecast, outlook, goal, target, could, would, will, can, should, may and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
Since these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:
•the impact of the COVID-19 pandemic on our customers, employees, manufacturing facilities, suppliers, the capital markets, and our financial condition, and results of operations, all of which tend to aggravate the other risks and uncertainties we face;
•the impact of our indebtedness on our business, financial condition, and results of operations;
•the impact of restrictions in our debt instruments on our ability to operate our business, finance our capital needs or pursue or expand business strategies;
•any failure to comply with financial covenants and other provisions and restrictions of our debt instruments;
•the effects of general economic conditions, including the impact of, and changes to tariffs and trade policies, inflation, recession or fears of a recession, depression or fears of a depression, labor costs, and stock market volatility or monetary or fiscal policies in the countries where we do business;
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
•the impact of existing, pending or threatened litigation, government regulations or other requirements or operating standards applicable to our business;
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
•the impact of economic, social and political conditions or civil unrest in the U.S. and other countries;
•the effects of political or economic conditions, terrorist attacks, acts of war, natural disasters, public health concerns or other unrest in international markets;
•our ability to achieve our goals regarding environmental, social, and governance practices; and
•our increased reliance on third-party partners, suppliers, and distributors to achieve our business objectives.
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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
As of April 4, 2021, and September 30, 2020
(unaudited)

(in millions)	April 4, 2021	September 30, 2020
Assets
Cash and cash equivalents	$290.0	$531.6
Trade receivables, net	524.9	501.1
Other receivables	88.5	74.2
Inventories	812.1	557.7
Prepaid expenses and other current assets	83.2	63.5
Total current assets	1,798.7	1,728.1
Property, plant and equipment, net	392.6	396.5
Operating lease assets	103.0	103.8
Deferred charges and other	49.2	115.2
Goodwill	1,434.6	1,332.0
Intangible assets, net	1,496.4	1,431.7
Total assets	$5,274.5	$5,107.3
Liabilities and Shareholders' Equity
Current portion of long-term debt	$18.6	$15.3
Accounts payable	548.6	557.5
Accrued wages and salaries	76.6	95.0
Accrued interest	11.7	38.5
Other current liabilities	270.9	238.6
Total current liabilities	926.4	944.9
Long-term debt, net of current portion	2,551.6	2,461.0
Long-term operating lease liabilities	86.2	88.8
Deferred income taxes	86.8	65.4
Other long-term liabilities	128.7	131.4
Total liabilities	3,779.7	3,691.5
Commitments and contingencies (Note 19)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	2,051.6	2,054.3
Accumulated earnings	315.9	243.9
Accumulated other comprehensive loss, net of tax	(243.4)	(284.7)
Treasury stock	(637.0)	(606.5)
Total shareholders' equity	1,487.6	1,407.5
Non-controlling interest	7.2	8.3
Total equity	1,494.8	1,415.8
Total liabilities and equity	$5,274.5	$5,107.3
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Income
For the three and six month periods ended April 4, 2021 and March 29, 2020
(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions, except per share)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Net Sales	$1,149.8	$937.8	$2,294.7	$1,809.3
Cost of goods sold	744.5	606.0	1,467.0	1,198.5
Restructuring and related charges	1.3	2.9	1.4	12.8
Gross profit	404.0	328.9	826.3	598.0
Selling	173.2	150.0	340.0	296.1
General and administrative	89.0	81.9	180.9	162.2
Research and development	12.5	10.1	22.9	19.9
Restructuring and related charges	2.8	19.0	11.9	36.6
Transaction related charges	9.7	7.2	30.3	11.3
(Gain) loss on assets held for sale	—	(7.0)	—	25.7
Write-off from impairment of intangible assets	—	—	—	24.2
Total operating expenses	287.2	261.2	586.0	576.0
Operating income	116.8	67.7	240.3	22.0
Interest expense	65.5	35.5	102.2	70.4
Other non-operating (income) expense, net	(1.2)	110.4	(7.4)	66.8
Income (loss) from continuing operations before income taxes	52.5	(78.2)	145.5	(115.2)
Income tax expense (benefit)	15.7	(19.0)	35.5	(18.3)
Net income (loss) from continuing operations	36.8	(59.2)	110.0	(96.9)
(Loss) income from discontinued operations, net of tax	(1.1)	1.4	(1.4)	4.3
Net income (loss)	35.7	(57.8)	108.6	(92.6)
Net (loss) income attributable to non-controlling interest	(0.9)	(0.8)	(0.1)	0.1
Net income (loss) attributable to controlling interest	$36.6	$(57.0)	$108.7	$(92.7)
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$37.7	$(58.4)	$110.1	$(97.0)
Net (loss) income from discontinued operations attributable to controlling interest	(1.1)	1.4	(1.4)	4.3
Net income (loss) attributable to controlling interest	$36.6	$(57.0)	$108.7	$(92.7)
Earnings Per Share
Basic earnings per share from continuing operations	$0.88	$(1.29)	$2.57	$(2.09)
Basic earnings per share from discontinued operations	(0.02)	0.03	(0.03)	0.09
Basic earnings per share	$0.86	$(1.26)	$2.54	$(2.00)
Diluted earnings per share from continuing operations	$0.88	$(1.29)	$2.56	$(2.09)
Diluted earnings per share from discontinued operations	(0.03)	0.03	(0.03)	0.09
Diluted earnings per share	$0.85	$(1.26)	$2.53	$(2.00)
Dividend per share	$0.42	$0.42	$0.84	$0.84
Weighted Average Shares Outstanding
Basic	42.6	45.1	42.8	46.4
Diluted	42.9	45.1	43.0	46.4
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Comprehensive Income
For the three and six month periods ended April 4, 2021 and March 29, 2020
(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Net income (loss)	$35.7	$(57.8)	$108.6	$(92.6)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	22.2	(47.4)	41.6	(20.8)
Deferred tax effect	(5.0)	0.3	0.3	0.2
Net unrealized gain (loss) on foreign currency translation	17.2	(47.1)	41.9	(20.6)
Unrealized gain (loss) on derivative instruments
Unrealized gain (loss) on hedging activity before reclassification	5.8	7.8	(6.6)	1.6
Net reclassification for loss (gain) to income from continuing operations	3.0	(1.7)	5.7	(4.3)
Unrealized gain (loss) on hedging instruments after reclassification	8.8	6.1	(0.9)	(2.7)
Deferred tax effect	(2.4)	(1.6)	0.1	1.1
Net unrealized gain (loss) on hedging derivative instruments	6.4	4.5	(0.8)	(1.6)
Defined benefit pension gain
Defined benefit pension gain (loss) before reclassification	0.9	0.9	(1.3)	3.7
Net reclassification for loss to income from continuing operations	1.1	1.0	2.2	2.1
Defined benefit pension gain after reclassification	2.0	1.9	0.9	5.8
Deferred tax effect	(0.6)	(0.4)	(0.4)	(0.4)
Net defined benefit pension gain	1.4	1.5	0.5	5.4
Deconsolidation of discontinued operations and assets held for sale	—	8.1	—	8.1
Net change to derive comprehensive income for the periods	25.0	(33.0)	41.6	(8.7)
Comprehensive income (loss)	60.7	(90.8)	150.2	(101.3)
Comprehensive (loss) income attributable to non-controlling interest	(0.1)	(0.1)	0.3	—
Comprehensive income (loss) attributable to controlling interest	$60.8	$(90.7)	$149.9	$(101.3)
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholder’s Equity
For the six month period ended April 4, 2021
(unaudited)

Six Month Period Ended April 4, 2021	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2020	43.1	$0.5	$2,054.3	$243.9	$(284.7)	$(606.5)	$1,407.5	$8.3	$1,415.8
Net income from continuing operations	—	—	—	72.6	—	—	72.6	0.8	73.4
Loss from discontinued operations, net of tax	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Other comprehensive income, net of tax	—	—	—	—	16.2	—	16.2	0.4	16.6
Treasury stock repurchases	(0.6)	—	—	—	—	(42.3)	(42.3)	—	(42.3)
Restricted stock issued and related tax withholdings	0.2	—	(18.6)	—	—	11.7	(6.9)	—	(6.9)
Share based compensation	—	—	7.5	—	—	—	7.5	—	7.5
Dividends declared	—	—	—	(18.4)	—	—	(18.4)	—	(18.4)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(1.0)	(1.0)
Balances as of January 3, 2021	42.7	0.5	2,043.2	297.8	(268.5)	(637.1)	1,435.9	8.5	1,444.4
Net income (loss) from continuing operations	—	—	—	37.7	—	—	37.7	(0.9)	36.8
Loss from discontinued operations, net of tax	—	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Other comprehensive income (loss), net of tax	—	—	—	—	25.1	—	25.1	(0.1)	25.0
Restricted stock issued and related tax withholdings	—	—	(0.1)	—	—	0.1	—	—	—
Share based compensation	—	—	8.5	—	—	—	8.5	—	8.5
Dividends declared	—	—	—	(18.5)	—	—	(18.5)	—	(18.5)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(0.3)	(0.3)
Balances at April 4, 2021	42.7	$0.5	$2,051.6	$315.9	$(243.4)	$(637.0)	$1,487.6	$7.2	$1,494.8
See accompanying notes to the condensed consolidated financial statements
SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholder’s Equity
For the six month period ended March 29, 2020
(unaudited)

Six Month Period Ended March 29, 2020	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2019	48.8	$0.5	$2,031.1	$223.8	$(273.6)	$(260.9)	$1,720.9	$8.0	$1,728.9
Net (loss) income from continuing operations	—	—	—	(38.6)	—	—	(38.6)	0.9	(37.7)
Income from discontinued operations, net of tax	—	—	—	2.8	—	—	2.8	—	2.8
Other comprehensive income, net of tax	—	—	—	—	24.2	—	24.2	0.1	24.3
Treasury stock repurchases	(1.5)	—	—	—	—	(90.6)	(90.6)	—	(90.6)
Accelerated share repurchase pending final settlement	(1.7)	—	(18.7)	—	—	(106.3)	(125.0)	—	(125.0)
Restricted stock issued and related tax withholdings	0.5	—	(13.3)	—	—	18.2	4.9	—	4.9
Share based compensation	—	—	8.5	—	—	—	8.5	—	8.5
Dividends declared	—	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Cumulative adjustment for adoption of new accounting standards	—	—	—	(0.3)	0.3	—	—	—	—
Balances as of December 29, 2019	46.1	0.5	2,007.6	167.5	(249.1)	(439.6)	1,486.9	9.0	1,495.9
Net loss from continuing operations	—	—	—	(58.4)	—	—	(58.4)	(0.8)	(59.2)
Income from discontinued operations, net of tax	—	—	—	1.4	—	—	1.4	—	1.4
Sale and deconsolidation of assets held for sale	—	—	—	—	8.1	—	8.1	—	8.1
Other comprehensive loss, net of tax	—	—	—	—	(41.0)	—	(41.0)	(0.1)	(41.1)
Treasury stock repurchases	(2.7)	—	—	—	—	(149.2)	(149.2)	—	(149.2)
Accelerated share repurchase final settlement	(0.3)	—	18.5	—	—	(18.5)	—	—	—
Restricted stock issued and related tax withholdings	—	—	(0.7)	—	—	0.4	(0.3)	—	(0.3)
Share based compensation	—	—	8.9	—	—	—	8.9	—	8.9
Dividends declared	—	—	—	(19.7)	—	—	(19.7)	—	(19.7)
Balances at March 29, 2020	43.1	$0.5	$2,034.3	$90.8	$(282.0)	$(606.9)	$1,236.7	$8.1	$1,244.8
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the six month periods ended April 4, 2021 and March 29, 2020
(unaudited)

	Six Month Periods Ended
(in millions)	April 4, 2021	March 29, 2020
Cash flows from operating activities
Net income (loss)	$108.6	$(92.6)
(Loss) income from discontinued operations, net of tax	(1.4)	4.3
Net income (loss) from continuing operations	110.0	(96.9)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	74.4	78.0
Share based compensation	16.0	26.0
(Gain) loss on equity investments	(6.9)	68.3
Loss on assets held for sale	—	25.7
Write-off from impairment of intangible assets	—	24.2
Amortization of debt issuance costs and debt discount	2.9	3.2
Write-off of unamortized discount and debt issuance costs	7.9	1.1
Inventory acquisition step-up	3.4	—
Deferred tax expense	3.8	22.0
Net changes in operating assets and liabilities	(275.4)	(336.2)
Net cash used by operating activities from continuing operations	(63.9)	(184.6)
Net cash used by operating activities from discontinued operations	(15.9)	—
Net cash used by operating activities	(79.8)	(184.6)
Cash flows from investing activities
Purchases of property, plant and equipment	(28.1)	(31.7)
Proceeds from disposal of property, plant and equipment	—	0.6
Business acquisitions, net of cash acquired	(129.8)	(17.0)
Proceeds from sale of equity investment	73.1	28.6
Other investing activity	(0.3)	2.5
Net cash used by investing activities	(85.1)	(17.0)
Cash flows from financing activities
Payment of debt, including premium on extinguishment	(880.3)	(130.0)
Proceeds from issuance of debt	899.0	780.0
Payment of debt issuance costs	(12.6)	(0.8)
Payment of contingent consideration	—	(197.0)
Treasury stock purchases	(42.3)	(239.8)
Accelerated share repurchase	—	(125.0)
Dividends paid to shareholders	(35.7)	(39.1)
Dividends paid by subsidiary to non-controlling interest	(1.3)	—
Share based award tax withholding payments, net of proceeds upon vesting	(7.2)	(12.6)
Other financing activities, net	0.3	—
Net cash (used) provided by financing activities	(80.1)	35.7
Effect of exchange rate changes on cash and cash equivalents	3.4	(0.5)
Net change in cash, cash equivalents and restricted cash in continuing operations	(241.6)	(166.4)
Cash, cash equivalents, and restricted cash, beginning of period	533.8	627.1
Cash, cash equivalents, and restricted cash, end of period	$292.2	$460.7
Supplemental disclosure of cash flow information
Cash paid for interest	$95.0	$57.5
Cash paid for taxes	$20.1	$30.8
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$0.6	$3.0
Non cash financing activities
Issuance of shares through stock compensation plan	$16.6	$39.1
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Financial Position
As of April 4, 2021 and September 30, 2020
(unaudited)

(in millions)	April 4, 2021	September 30, 2020
Assets
Cash and cash equivalents	$288.3	$527.6
Trade receivables, net	524.9	501.1
Other receivables	169.1	155.2
Inventories	812.1	557.7
Prepaid expenses and other current assets	83.1	63.5
Total current assets	1,877.5	1,805.1
Property, plant and equipment, net	392.6	396.5
Operating lease assets	103.0	103.8
Deferred charges and other	49.2	115.2
Goodwill	1,434.6	1,332.0
Intangible assets, net	1,496.4	1,431.7
Total assets	$5,353.3	$5,184.3
Liabilities and Shareholder's Equity
Current portion of long-term debt	$18.6	$15.3
Accounts payable	548.8	557.5
Accrued wages and salaries	76.6	95.0
Accrued interest	11.7	38.5
Other current liabilities	282.3	236.0
Total current liabilities	938.0	942.3
Long-term debt, net of current portion	2,551.6	2,461.0
Long-term operating lease liabilities	86.2	88.8
Deferred income taxes	294.3	288.7
Other long-term liabilities	136.0	138.3
Total liabilities	4,006.1	3,919.1
Commitments and contingencies (Note 19)
Shareholder's equity
Other capital	2,162.5	2,154.1
Accumulated deficit	(580.8)	(614.2)
Accumulated other comprehensive loss, net of tax	(243.3)	(284.6)
Total shareholder's equity	1,338.4	1,255.3
Non-controlling interest	8.8	9.9
Total equity	1,347.2	1,265.2
Total liabilities and equity	$5,353.3	$5,184.3
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Income
For the three and six month periods ended April 4, 2021 and March 29, 2020
(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Net Sales	$1,149.8	$937.8	$2,294.7	$1,809.3
Cost of goods sold	744.5	606.0	1,467.0	1,198.5
Restructuring and related charges	1.3	2.9	1.4	12.8
Gross profit	404.0	328.9	826.3	598.0
Selling	173.2	150.0	340.0	296.1
General and administrative	88.2	78.0	179.4	157.5
Research and development	12.5	10.1	22.9	19.9
Restructuring and related charges	2.8	19.0	11.9	36.6
Transaction related charges	9.7	7.2	30.3	11.3
(Gain) loss on assets held for sale	—	(7.0)	—	25.7
Write-off from impairment of intangible assets	—	—	—	24.2
Total operating expenses	286.4	257.3	584.5	571.3
Operating income	117.6	71.6	241.8	26.7
Interest expense	65.6	35.3	102.4	70.0
Other non-operating (income) expense, net	(1.2)	110.4	(7.4)	66.8
Income (loss) from continuing operations before income taxes	53.2	(74.1)	146.8	(110.1)
Income tax expense (benefit)	15.9	(17.5)	35.8	(16.6)
Net income (loss) from continuing operations	37.3	(56.6)	111.0	(93.5)
(Loss) income from discontinued operations, net of tax	(1.1)	1.4	(1.4)	4.3
Net income (loss)	36.2	(55.2)	109.6	(89.2)
Net (loss) income attributable to non-controlling interest	(0.9)	(0.8)	(0.1)	0.1
Net income (loss) attributable to controlling interest	$37.1	$(54.4)	$109.7	$(89.3)
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$38.2	$(55.8)	$111.1	$(93.6)
Net (loss) income from discontinued operations attributable to controlling interest	(1.1)	1.4	(1.4)	4.3
Net income (loss) attributable to controlling interest	$37.1	$(54.4)	$109.7	$(89.3)
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Comprehensive Income
For the three and six month periods ended April 4, 2021 and March 29, 2020
(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Net income (loss)	$36.2	$(55.2)	$109.6	$(89.2)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	22.2	(47.4)	41.6	(20.8)
Deferred tax effect	(5.0)	0.3	0.3	0.2
Net unrealized gain (loss) on foreign currency translation	17.2	(47.1)	41.9	(20.6)
Unrealized gain (loss) on derivative instruments
Unrealized gain (loss) on hedging activity before reclassification	5.8	7.8	(6.6)	1.6
Net reclassification for loss (gain) to income from continuing operations	3.0	(1.7)	5.7	(4.3)
Unrealized gain (loss) on hedging instruments after reclassification	8.8	6.1	(0.9)	(2.7)
Deferred tax effect	(2.4)	(1.6)	0.1	1.1
Net unrealized gain (loss) on hedging derivative instruments	6.4	4.5	(0.8)	(1.6)
Defined benefit pension gain
Defined benefit pension gain (loss) before reclassification	0.9	0.9	(1.3)	3.7
Net reclassification for loss to income from continuing operations	1.1	1.0	2.2	2.1
Defined benefit pension gain after reclassification	2.0	1.9	0.9	5.8
Deferred tax effect	(0.6)	(0.4)	(0.4)	(0.4)
Net defined benefit pension gain	1.4	1.5	0.5	5.4
Deconsolidation of discontinued operations and assets held for sale	—	8.1	—	8.1
Net change to derive comprehensive income (loss) for the period	25.0	(33.0)	41.6	(8.7)
Comprehensive income (loss)	61.2	(88.2)	151.2	(97.9)
Comprehensive (loss) income attributable to non-controlling interest	(0.1)	(0.1)	0.3	—
Comprehensive income (loss) attributable to controlling interest	$61.3	$(88.1)	$150.9	$(97.9)
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder’s Equity
For the six month period ended April 4, 2021
(unaudited)

Six Month Period Ended April 4, 2021 (in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2020	$2,154.1	$(614.2)	$(284.6)	$1,255.3	$9.9	$1,265.2
Net income from continuing operations	—	72.8	—	72.8	0.8	73.6
Loss from discontinued operations, net of tax	—	(0.3)	—	(0.3)	—	(0.3)
Other comprehensive income, net of tax	—	—	16.2	16.2	0.4	16.6
Restricted stock issued and related tax withholdings	(7.1)	—	—	(7.1)	—	(7.1)
Share based compensation	7.5	—	—	7.5	—	7.5
Dividends paid to parent	—	(60.1)	—	(60.1)	—	(60.1)
Dividend paid by subsidiary to NCI	—	—	—	—	(1.0)	(1.0)
Balances as of January 3, 2021	2,154.5	(601.8)	(268.4)	1,284.3	10.1	1,294.4
Net income (loss) from continuing operations	—	38.2	—	38.2	(0.9)	37.3
Loss from discontinued operations, net of tax	—	(1.1)	—	(1.1)	—	(1.1)
Other comprehensive income (loss), net of tax	—	—	25.1	25.1	(0.1)	25.0
Share based compensation	8.0	—	—	8.0	—	8.0
Dividends paid to parent	—	(16.1)	—	(16.1)	—	(16.1)
Dividend paid by subsidiary to NCI	—	—	—	—	(0.3)	(0.3)
Balances at April 4, 2021	$2,162.5	$(580.8)	$(243.3)	$1,338.4	$8.8	$1,347.2
See accompanying notes to the condensed consolidated financial statements
SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder’s Equity
For the six month period ended March 29, 2020
(unaudited)

Six Month Period Ended March 29, 2020 (in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2019	$2,113.3	$(414.7)	$(273.5)	$1,425.1	$9.6	$1,434.7
Net (loss) income from continuing operations	—	(37.7)	—	(37.7)	0.9	(36.8)
Income from discontinued operations, net of tax	—	2.8	—	2.8	—	2.8
Other comprehensive income, net of tax	—	—	24.2	24.2	0.1	24.3
Restricted stock issued and related tax withholdings	4.9	—	—	4.9	—	4.9
Share based compensation	8.5	—	—	8.5	—	8.5
Dividends paid to parent	—	(36.7)	—	(36.7)	—	(36.7)
Cumulative adjustment for adoption of new accounting standards	—	(0.3)	0.3	—	—	—
Balances as of December 29, 2019	2,126.7	(486.6)	(249.0)	1,391.1	10.6	1,401.7
Net loss from continuing operations	—	(55.8)	—	(55.8)	(0.8)	(56.6)
Income from discontinued operations, net of tax	—	1.4	—	1.4	—	1.4
Sale and deconsolidation of assets held for sale	—	—	8.1	8.1	—	8.1
Other comprehensive loss, net of tax	—	—	(41.0)	(41.0)	(0.1)	(41.1)
Restricted stock issued and related tax withholdings	(0.3)	—	—	(0.3)	—	(0.3)
Share based compensation	8.3	—	—	8.3	—	8.3
Dividends paid to parent	—	(168.2)	—	(168.2)	—	(168.2)
Balances at March 29, 2020	$2,134.7	$(709.2)	$(281.9)	$1,143.6	$9.7	$1,153.3
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Cash Flows
For the six month periods ended April 4, 2021 and March 29, 2020
(unaudited)

	Six Month Periods Ended
(in millions)	April 4, 2021	March 29, 2020
Cash flows from operating activities
Net income (loss)	$109.6	$(89.2)
(Loss) income from discontinued operations, net of tax	(1.4)	4.3
Net income (loss) from continuing operations	111.0	(93.5)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	74.4	78.0
Share based compensation	15.5	25.4
(Gain) loss on equity investments	(6.9)	68.3
Loss on assets held for sale	—	25.7
Write-off from impairment of intangible assets	—	24.2
Amortization of debt issuance costs and debt discount	2.9	2.7
Write-off of unamortized discount and debt issuance costs	7.9	1.1
Inventory acquisition step-up	3.4	—
Deferred tax expense	4.0	20.3
Net changes in operating assets and liabilities	(282.5)	(547.5)
Net cash used by operating activities from continuing operations	(70.3)	(395.3)
Net cash used by operating activities from discontinued operations	(15.9)	—
Net cash used by operating activities	(86.2)	(395.3)
Cash flows from investing activities
Purchases of property, plant and equipment	(28.1)	(31.7)
Proceeds from disposal of property, plant and equipment	—	0.6
Business acquisitions, net of cash acquired	(129.8)	(17.0)
Proceeds from sale of equity investment	73.1	28.6
Other investing activities	(0.3)	2.5
Net cash used by investing activities from continuing operations	(85.1)	(17.0)
Net cash used by investing activities from discontinued operations	—	—
Net cash used by investing activities	(85.1)	(17.0)
Cash flows from financing activities
Payment of debt, including premium on extinguishment	(880.3)	(130.0)
Proceeds from issuance of debt	899.0	780.0
Payment of debt issuance costs	(12.6)	(0.8)
Payment of contingent consideration	—	(197.0)
Payment of cash dividends to parent	(76.2)	(204.9)
Dividends paid by subsidiary to non-controlling interest	(1.3)	—
Net cash (used) provided by financing activities from continuing operations	(71.4)	247.3
Net cash used by financing activities from discontinued operations	—	—
Net cash (used) provided by financing activities	(71.4)	247.3
Effect of exchange rate changes on cash and cash equivalents	3.4	(0.5)
Net change in cash, cash equivalents and restricted cash	(239.3)	(165.5)
Cash, cash equivalents, and restricted cash, beginning of period	529.8	621.9
Cash, cash equivalents, and restricted cash, end of period	$290.5	$456.4
Supplemental disclosure of cash flow information
Cash paid for interest	$95.0	$57.5
Cash paid for taxes	$20.1	$30.8
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$0.6	$3.0
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
SBH’s and SB/RH’s fiscal year ends September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three and six month periods included within this Quarterly Report for the Company, are April 4, 2021 and March 29, 2020.
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
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to clarify certain optional expedients in Topic 848. The ASUs can be adopted no later than December 31, 2022 with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.
Transaction related charges
Transaction related charges consist of transaction costs from (1) qualifying acquisition transactions, whether or not consummated, associated with the purchase of net assets or equity interest of a business such as a business combination, equity investment, joint venture or purchase of non-controlling interest; (2) subsequent integration related project costs directly associated with an acquired business including costs for integration of acquired operations into the Company’s shared service platforms, termination of redundant positions and locations, employee transition costs, integration related professional fees and other post business combination expenses; and (3) divestiture support and separation costs consisting of incremental costs incurred by the continuing operations after completion of the transaction to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction. Divestiture-related charges prior to completion of the transaction qualifying as discontinued operations are recognized as a component of Income from Discontinued Operations, net of tax. Qualifying cost types include, but are not limited to, banking, advisory, legal, accounting, valuation, and other professional fees directly related to the respective transactions. See Note 2 - Divestitures and Note 3 – Acquisitions for further discussion. The following table summarizes transaction related charges incurred by the Company during the three and six month periods ended April 4, 2021 and March 29, 2020:

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Armitage acquisition and integration	$2.0	$—	$6.8	$—
Coevorden operations divestiture and separation	2.0	1.5	4.8	1.7
GBL divestiture and separation	0.9	2.7	2.7	5.1
Omega Sea acquisition and integration	0.1	1.3	0.2	1.3
Other	4.7	1.7	15.8	3.2
Total transaction-related charges	$9.7	$7.2	$30.3	$11.3
NOTE 2 – DIVESTITURES
The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the accompanying Condensed Consolidated Statements of Income for the three and six month periods ended April 4, 2021 and March 29, 2020:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
(Loss) income from discontinued operations before income taxes	$(1.0)	$1.4	$(1.3)	$3.8
Income tax expense (benefit) from discontinued operations	0.1	—	0.1	(0.5)
(Loss) income from discontinued operations, net of tax	(1.1)	1.4	(1.4)	4.3
(Loss) income from discontinued operations attributable to controlling interest, net of tax	$(1.1)	$1.4	$(1.4)	$4.3
During the three and six month periods ended April 4, 2021 the Company recognized incremental pre-tax loss on sale for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreement for sale and divestiture of its Global Batteries & Lighting ("GBL") and Global Auto Care ("GAC") divisions to Energizer Holdings, Inc. ("Energizer") during the year ended September 30, 2019.
The Company and Energizer agreed to indemnify each other for losses arising from certain breaches of the acquisition agreement and for certain other matters. The Company has agreed to indemnify Energizer for certain liabilities relating to the assets retained by the Company, and Energizer agreed to indemnify the Company for certain liabilities assumed by Energizer, in each case as described in the acquisition agreements. As of April 4, 2021 and September 30, 2020, the Company recognized $36.1 million and $51.6 million, respectively, related to indemnification payables in accordance with the acquisition agreements, including $17.0 million and $33.0 million, respectively, within Other Current Liabilities, primarily attributable to current income tax indemnifications, and $19.1 million and $18.6 million, respectively, within Other Long-Term Liabilities on the Company’s Condensed Consolidated Statements of Financial Position, primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits.
Coevorden Operations
On March 29, 2020, the Company completed its sale of the dog and cat food (“DCF”) production facility and distribution center in Coevorden, Netherlands (“Coevorden Operations”) pursuant to an agreement with United Petfood Producers NV (“UPP”) for total cash proceeds of $29.0 million received during the year ended September 30, 2020. The divestiture did not constitute a strategic shift for the Company and therefore was not considered discontinued operations. The divestiture of the Coevorden Operations was defined as a disposal of a business and a component of the GPC segment and reporting unit, resulting in the allocation of $10.6 million of GPC goodwill to the disposal group based upon a relative fair-value allocation. Assets held for sale are recognized at their estimated fair value less cost to sell, which resulted in the recognition of a loss on assets held for sale of $25.7 million during the six month period ended March 29, 2020.
The Company and UPP entered into related agreements ancillary to the acquisition that became effective upon the consummation of the acquisition, including a transaction service arrangement (TSA). The Company has continued to operate its commercial DCF business following the divestiture of the Coevorden Operations and entered into a manufacturing agreement with UPP to supply the continuing DCF business, subject to an incremental tolling charge. Additionally, the Company leases and operates the distribution center on behalf of UPP for up to 18 months following the divestiture under a lease agreement.
NOTE 3 - ACQUISITIONS
Armitage Acquisition
On October 26, 2020, the Company acquired all of the stock of Armitage Pet Care Ltd ("Armitage") for approximately $187.7 million. Armitage is a premium pet treats and toys business in Nottingham, United Kingdom, including a portfolio of brands that include Armitage's dog treats brand, Good Boy®, cat treats brand, Meowee!® and Wildbird®, bird feed products, among others, that are predominantly sold within the United Kingdom. The net assets and operating results of Armitage, since the acquisition date of October 26, 2020, are included in the Company’s Condensed Consolidated Statements of Income and reported within the GPC reporting segment for the three and six month periods ended April 4, 2021.
The Company has recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the October 26, 2020 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets of $90.7 million was recorded as goodwill, which is not deductible for tax purposes. Goodwill includes value associated with profits earned from market and expansion capabilities, synergies from integration and streamlining operational activities, the going concern of the business and the value of the assembled workforce. The purchase price and purchase price allocation of Armitage were finalized as of April 4, 2021, with no significant changes to preliminary amounts.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 3 - ACQUISITIONS (continued)
The calculation of purchase price and purchase price allocation is as follows:

(in millions)	Amount
Cash paid	$187.7
Debt assumed	51.0
Cash consideration	$136.7

(in millions)	Purchase Price Allocation
Cash and cash equivalents	$6.9
Trade receivables, net	16.7
Other receivables	1.9
Inventories	16.3
Prepaid expenses and other current assets	0.2
Property, plant and equipment, net	3.0
Operating lease assets	0.1
Deferred charges and other	0.9
Goodwill	90.7
Intangible assets, net	88.6
Accounts payable	(9.2)
Accrued wages and salaries	(1.5)
Other current liabilities	(7.0)
Long-term debt, net of current portion	(51.0)
Long-term operating lease liabilities	(0.1)
Deferred income taxes	(18.0)
Other long-term liabilities	(1.8)
Net assets acquired	$136.7
The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$74.3	Indefinite
Customer relationships	14.3	12 years
Total intangibles acquired	$88.6
The Company performed a valuation of the acquired inventories, tradenames, and customer relationships. The fair value measurements are based on significant inputs not observable in the market, and therefore, represent Level 3 measurements. The following is a summary of significant inputs to the valuation:
Inventory - Acquired inventory consists of branded finished goods that were valued based on the comparative sales method, which estimates the expected sales price of the finished goods inventory, reduced for all costs expected to be incurred in its completion or disposition and a profit on those costs.
Tradenames - The Company valued tradenames, Good Boy® brand portfolio and Wildbird® and Other brand portfolio, using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the tradenames were not owned. Royalty rates of 8% for valuation of Good Boy® and 3% for Wildbird® and Other were selected based on consideration of several factors, including prior transactions, related trademarks and tradenames, other similar trademark licensing, and transaction agreements and the relative profitability and perceived contribution of the tradenames. The discount rate applied to the projected cash flow was 11% based on the a weighted-average cost of capital for the overall business. The resulting discounted cash flows were then tax-effected at the applicable statutory rate.
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
Rejuvenate
On April 20, 2021, the Company entered into an agreement to acquire all ownership interests in For Life Products, LLC as part of the Company's H&G segment, for a purchase price of approximately $300 million. For Life Products, LLC is a leading manufacturer in the household cleaning, maintenance, and restoration products sold under the Rejuvenate® brand. The transaction is expected to close in the second half of the 2021 fiscal year, subject to customary closing conditions, including expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 4 - RESTRUCTURING AND RELATED CHARGES
Global Productivity Improvement Program – During the year ended September 30, 2019, the Company initiated a company-wide, multi-year program, which consists of various restructuring related initiatives to redirect resources and spending to drive growth, identify cost savings and pricing opportunities through standardization and optimization, develop organizational and operating optimization, and reduce overall operational complexity across the Company. Since the announcement of the project and completion of the Company’s divestitures of GBL and GAC during the year ended September 30, 2019, the project focus includes the transitioning of the Company’s continuing operations in a post-divestiture environment and separation from Energizer TSAs and reverse TSAs. Refer to Note 2 – Divestitures and Note 18 – Related Party Transactions for further discussion of continuing involvement with Energizer.  The initiative includes review of global processes and organization design and structures; headcount reductions and transfers; and rightsizing the Company’s shared operations and commercial business strategy in certain regions and local jurisdictions; among others. Total cumulative costs incurred associated with the project were $136.3 million as of April 4, 2021, with approximately $31.6 million forecasted in the foreseeable future. The project costs are anticipated to be incurred through the fiscal year ending September 30, 2022.
Other Restructuring Activities – The Company may enter into small, less significant initiatives and restructuring related activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial and occur over a shorter time period (generally less than 12 months).
The following summarizes restructuring and related charges for the three and six month periods ended April 4, 2021 and March 29, 2020:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Global productivity improvement program	$1.7	$21.2	$10.9	$47.9
Other restructuring activities	2.4	0.7	2.4	1.5
Total restructuring and related charges	$4.1	$21.9	$13.3	$49.4
Reported as:
Cost of goods sold	$1.3	$2.9	$1.4	$12.8
Operating expense	2.8	19.0	11.9	36.6
The following is a summary of restructuring and related charges for the three and six month periods ended April 4, 2021 and March 29, 2020, cumulative costs for current restructuring initiatives, and estimated future costs to be incurred as of April 4, 2021, by cost type.

(in millions)	Termination Benefits	Other Costs	Total
For the three month period ended April 4, 2021	$0.3	$3.8	$4.1
For the three month period ended March 29, 2020	6.2	15.7	21.9
For the six month period ended April 4, 2021	3.2	10.1	13.3
For the six month period ended March 29, 2020	11.4	38.0	49.4
Cumulative costs through April 4, 2021	23.6	112.7	136.3
Estimated future costs to be incurred	2.0	29.6	31.6
The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type for the six month period ended April 4, 2021.

(in millions)	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2020	$4.1	$6.4	$10.5
Provisions	1.5	6.4	7.9
Cash expenditures	(1.9)	(12.1)	(14.0)
Non-cash items	—	0.1	0.1
Accrual balance at April 4, 2021	$3.7	$0.8	$4.5
The following summarizes restructuring and related charges by segment for the three and six month periods ended April 4, 2021 and March 29, 2020, cumulative costs incurred through April 4, 2021, and estimated future costs to be incurred by the Company’s segments:

(in millions)	HHI	HPC	GPC	H&G	Corporate	Total
For the three month period ended April 4, 2021	$(0.2)	$1.5	$0.6	$—	$2.2	$4.1
For the three month period ended March 29, 2020	0.2	1.7	6.4	0.2	13.4	21.9
For the six month period ended April 4, 2021	—	4.1	2.1	—	7.1	13.3
For the six month period ended March 29, 2020	0.7	2.8	16.7	0.4	28.8	49.4
Cumulative costs through April 4, 2021	1.5	15.7	22.8	2.2	94.1	136.3
Estimated future costs to be incurred	0.8	2.9	3.5	2.1	22.3	31.6

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 5 – REVENUE RECOGNITION
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three and six month periods ended April 4, 2021 and March 29, 2020, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	Three Month Period Ended April 4, 2021
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$378.6	$115.3	$182.4	$166.8	$843.1
EMEA	—	123.3	94.2	—	217.5
LATAM	10.0	40.6	4.4	1.5	56.5
APAC	0.7	15.9	8.8	—	25.4
Licensing	0.2	2.8	2.1	0.5	5.6
Other	—	—	1.7	—	1.7
Total Revenue	$389.5	$297.9	$293.6	$168.8	$1,149.8

	Three Month Period Ended March 29, 2020
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$313.6	$98.7	$166.3	$137.8	$716.4
EMEA	0.3	92.2	57.9	—	150.4
LATAM	9.9	28.3	3.3	0.9	42.4
APAC	5.0	12.6	6.2	—	23.8
Licensing	0.3	0.9	2.0	0.4	3.6
Other	—	—	1.2	—	1.2
Total Revenue	$329.1	$232.7	$236.9	$139.1	$937.8

	Six Month Period Ended April 4, 2021
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$776.1	$257.9	$360.5	$247.0	$1,641.5
EMEA	—	290.9	175.5	—	466.4
LATAM	20.4	83.0	8.4	3.2	115.0
APAC	1.1	38.2	17.9	—	57.2
Licensing	0.6	6.4	3.9	0.8	11.7
Other	—	—	2.9	—	2.9
Total Revenue	$798.2	$676.4	$569.1	$251.0	$2,294.7

	Six Month Period Ended March 29, 2020
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$595.1	$215.1	$304.8	$182.0	$1,297.0
EMEA	0.4	241.4	111.8	—	353.6
LATAM	20.4	64.2	6.6	2.2	93.4
APAC	10.3	30.1	13.3	—	53.7
Licensing	0.6	4.0	3.8	0.8	9.2
Other	—	—	2.4	—	2.4
Total Revenue	$626.8	$554.8	$442.7	$185.0	$1,809.3
The Company has a broad range of customers including many large mass retail customers. During the three month period ended April 4, 2021, there were three large retail customers each exceeding 10% of consolidated Net Sales and representing 33.7% of consolidated Net Sales. During the six month period ended April 4, 2021, there were two large retail customers each exceeding 10% of consolidated Net Sales and representing 23.3% of consolidated Net Sales. During the three and six month periods ended March 29, 2020, there were three large retail customers each exceeding 10% of consolidated Net Sales and representing 37.2% and 34.1% of consolidated Net Sales, respectively.
In the normal course of business, the Company may allow customers to return product or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to be received. The allowance for product returns as of April 4, 2021, and September 30, 2020 was $22.2 million and $23.1 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 6 - RECEIVABLES AND CONCENTRATION OF CREDIT RISK
The allowance for uncollectible receivables as of April 4, 2021, and September 30, 2020 was $6.6 million and $6.4 million, respectively. The Company has a broad range of customers including many large mass retail customers. As of April 4, 2021, there were two large retail customers each exceeding 10% of consolidated Net Trade Receivables and representing 27.3% of consolidated Net Trade Receivables. As of September 30, 2020, there were two large retail customers each exceeding 10% of consolidated Net Trade Receivables and representing 28.4% of consolidated Net Trade Receivables .
NOTE 7 - INVENTORIES
Inventories consist of the following:

(in millions)	April 4, 2021	September 30, 2020
Raw materials	$102.0	$67.8
Work-in-process	78.1	60.8
Finished goods	632.0	429.1
	$812.1	$557.7
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(in millions)	April 4, 2021	September 30, 2020
Land, buildings and improvements	$132.0	$134.8
Machinery, equipment and other	554.4	520.0
Finance leases	202.0	200.8
Construction in progress	31.0	29.8
Property, plant and equipment	919.4	885.4
Accumulated depreciation	(526.8)	(488.9)
Property, plant and equipment, net	$392.6	$396.5
Depreciation expense from property, plant and equipment for the three month periods ended April 4, 2021 and March 29, 2020 was $18.9 million and $19.4 million, respectively; and for the six month periods ended April 4, 2021 and March 29, 2020 was $37.4 million and $44.0 million, respectively. The decrease in depreciation for the six month period ended April 4, 2021 is attributable to accelerated depreciation realized as part of exiting GPC operating facilities in LATAM in the prior year.
NOTE 9 - GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following:

(in millions)	HHI	GPC	H&G	Total
As of September 30, 2020	$704.8	$431.6	$195.6	$1,332.0
Foreign currency impact	6.3	5.6	—	11.9
Armitage acquisition (Note 3)	—	90.7	—	90.7
As of April 4, 2021	$711.1	$527.9	$195.6	$1,434.6
The Company considered the impact of the COVID-19 pandemic on its future operations and cash flows and concluded that, although the duration and severity of the COVID-19 pandemic could result in future impairment charges not currently considered, no triggering event occurred during the three and six month periods ended April 4, 2021 to indicate an impairment of goodwill.
The carrying value of indefinite-lived intangibles and definite-lived intangibles assets subject to amortization and accumulated amortization are as follows:

	April 4, 2021			September 30, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable Intangible Assets:
Customer relationships	$710.2	$(389.4)	$320.8	$692.1	$(367.9)	$324.2
Technology assets	153.6	(91.7)	61.9	175.7	(104.1)	71.6
Tradenames	158.1	(136.8)	21.3	161.0	(132.6)	28.4
Total Amortizable Intangible Assets	1,021.9	(617.9)	404.0	1,028.8	(604.6)	424.2
Indefinite-lived Intangible Assets - Tradenames	1,092.4	—	1,092.4	1,007.5	—	1,007.5
Total Intangible Assets	$2,114.3	$(617.9)	$1,496.4	$2,036.3	$(604.6)	$1,431.7
There were no impairments identified during the three and six month periods ended April 4, 2021. While a triggering event did not occur during the three and six month periods ended April 4, 2021, a prolonged COVID-19 pandemic negatively impacting net sales growth rate, changes in key assumptions, and other global and regional macroeconomic factors, could result in additional future impairment charges for indefinite-lived intangible assets.
Amortization expense from the intangible assets for the three month periods ended April 4, 2021 and March 29, 2020 was $19.8 million and $16.9 million, respectively; and for the six month periods ended April 4, 2021 and March 29, 2020 was $37.0 million and $34.0 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 9 - GOODWILL AND INTANGIBLE ASSETS (continued)
Excluding the impact of any future acquisitions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2021	$76.3
2022	56.0
2023	45.9
2024	45.8
2025	43.7
NOTE 10 - DEBT
Debt consists of the following:

	April 4, 2021		September 30, 2020
(in millions)	Amount	Rate	Amount	Rate
Spectrum Brands Inc.
Revolver Facility, variable rate, expiring June 30, 2025	$—	—%	$—	—%
Term Loan Facility, variable rate, due March 3, 2028	400.0	2.5%	—	—%
6.125% Notes, due December 15, 2024	—	—%	250.0	6.1%
5.75% Notes, due July 15, 2025	450.0	5.8%	1,000.0	5.8%
4.00% Notes, due October 1, 2026	500.6	4.0%	499.1	4.0%
5.00% Notes, due October 1, 2029	300.0	5.0%	300.0	5.0%
5.50% Notes, due July 15, 2030	300.0	5.5%	300.0	5.5%
3.875% Notes, due March 15, 2031	500.0	3.9%	—	—%
Other notes and obligations	2.6	7.7%	3.2	7.6%
Obligations under capital leases	156.4	5.7%	160.5	5.6%
Total Spectrum Brands, Inc. debt	2,609.6		2,512.8
Unamortized discount on debt	(1.0)		—
Debt issuance costs	(38.4)		(36.5)
Less current portion	(18.6)		(15.3)
Long-term debt, net of current portion	$2,551.6		$2,461.0
The Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.75% per annum, or base rate plus margin ranging from 0.75% to 1.75% per annum. The LIBOR borrowings are subject to a 0.75% LIBOR floor. Our Revolver Facility allows for the LIBOR rate to be phased out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition. As a result of borrowings and payments under the Revolver Facility, the Company had borrowing availability of $576.6 million at April 4, 2021, net of outstanding letters of credit of $23.4 million.
On March 3, 2021, the Company, through its wholly owned subsidiary, Spectrum Brands, Inc ("SBI"), completed its offering of $500.0 million aggregate principal amount of its 3.875% Senior Notes due March 2031, and entered into a new Term Loan Facility (as defined below) in the aggregate principal amount of $400.0 million, expiring March 2028. Using the proceeds received, the Company redeemed $250.0 million aggregate principal amount of the 6.125% Notes in a cash tender offer and call and $550.0 million aggregate principal amount of the 5.75% Notes in a cash tender offer, with a make whole premium of $23.4 million and a write-off of unamortized debt issuance costs of $7.9 million recognized as interest expense for the three and six month periods ended April 4, 2021.
Spectrum Term Loan Facility
On March 3, 2021, the Company entered into the first amendment (the "Amended Credit Agreement") to the Amended and Restated Credit Agreement (the "Credit Agreement") dated as of June 30, 2020. The Amended Credit Agreement includes certain modified terms from the existing Credit Agreement to provide for a new term loan facility (the “Term Loan Facility”). The Term Loan Facility is in an aggregate principal amount of $400.0 million and will mature on March 3, 2028. The Term Loan Facility is subject to a rate per annum equal to either (1) the LIBO Rate (as defined in the Amended Credit Agreement), subject to a 0.50% floor, adjusted for statutory reserves, plus a margin of 2.00% per annum or (2) the Alternate Base Rate (as defined in the Amended Credit Agreement), plus a margin of 1.00% per annum. The Term Loan Facility allows for the LIBO rate to be phased out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact to the expected upcoming LIBOR transition. The Term Loan Facility was issued net of a $1.0 million discount and the Company incurred $5.1 million of debt issuance costs, which is being amortized with a corresponding charge to interest expense over the remaining life of the loan.
Pursuant to a guarantee agreement, SB/RH and the direct and indirect wholly-owned material domestic subsidiaries of SBI have guaranteed SBI’s obligations under the Amended Credit Agreement and related loan documents. Pursuant to the Security Agreement, dated as of June 23, 2015, SBI and such subsidiary guarantors have pledged substantially all of their respective assets to secure such obligations and, in addition, SB/RH has pledged the capital stock of SBI to secure such obligations.
Subject to certain mandatory prepayment events, the Term Loan Facility is subject to repayment according to scheduled amortizations, with the final payment of amount outstanding, plus accrued and unpaid interest, due at maturity. The Amended Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the Company and its restricted subsidiaries’ ability to incur indebtedness, create liens, make investments, pay dividends or make certain other distributions, and merge or consolidate or sell assets, in each case subject to certain exceptions set forth in the Amended Credit Agreement.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 10 - DEBT (continued)
3.875% Notes
On March 3, 2021, SBI issued $500.0 million aggregate principal amount of 3.875% Senior Notes due 2031 (the "3.875% Notes") and entered into the indenture governing the 3.875% Notes (the “2031 Indenture”). The 3.875% Notes mature on March 15, 2031 and are unconditionally guaranteed, on a senior unsecured basis, by SB/RH and by SBI’s existing and future domestic subsidiaries that guarantee indebtedness under the Amended Credit Agreement.
SBI may redeem all or part of the 3.875% Notes at any time on or after March 15, 2026 at certain fixed redemption prices as set forth in the 2031 Indenture. In addition, prior to March 15, 2026, SBI may redeem the Notes at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest. Before March 15, 2024, the Company may redeem up to 35% of the aggregate principal notes with cash equal to the net proceeds that SBI raises in equity offerings at specified redemption price as set forth in the 2031 Indenture. Further, the 2031 Indenture requires SBI to make an offer to repurchase all outstanding 3.875% Notes upon the occurrence of a change of control of SBI, as defined in the 2031 Indenture.
The 2031 Indenture contains covenants limiting, among other things, the ability of the Company and its direct and indirect restricted subsidiaries to incur additional indebtedness, create liens, engage in sale-leaseback transactions, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of restricted subsidiaries, enter in transactions with affiliates, or effect a merger or consolidation.
In addition, the 2031 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or an acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency.
The Company recorded $7.6 million of fees in connection with the offering of the 3.875% Notes, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 3.875% Notes.
NOTE 11 – LEASES
The Company has leases primarily pertaining to manufacturing facilities, distribution centers, office space, warehouses, automobiles, machinery, computer, and office equipment that expire at various times through February 28, 2047. We have identified embedded operating leases within certain logistic agreements for warehouses and information technology services arrangements and recognized assets identified in the arrangements as part of operating right-of-use ("ROU") assets on the Company’s Condensed Consolidated Statements of Financial Position as of April 4, 2021 and September 30, 2020. We elected to exclude certain supply agreements that contain embedded leases for manufacturing facilities or dedicated manufacturing lines from our ROU asset and liability calculation based on the insignificant impact to our financial statements.
The following is a summary of the leases recognized on the Company’s Condensed Consolidated Statements of Financial Position as of April 4, 2021 and September 30, 2020:

(in millions)	Line Item	April 4, 2021	September 30, 2020
Assets
Operating	Operating lease assets	$103.0	$103.8
Finance	Property, plant and equipment, net	129.8	136.3
Total leased assets		$232.8	$240.1
Liabilities
Current
Operating	Other current liabilities	$24.9	$22.4
Finance	Current portion of long-term debt	12.0	12.1
Long-term
Operating	Long-term operating lease liabilities	86.2	88.8
Finance	Long-term debt, net of current portion	144.4	148.4
Total lease liabilities		$267.5	$271.7
As of April 4, 2021, the Company had $19.7 million of commitments related to leases executed that have not yet commenced.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 11 – LEASES (continued)
The Company records its operating lease expense and amortization of finance lease ROU assets within Cost of Goods Sold or Operating Expenses in the Condensed Consolidated Statements of Income depending on the nature and use of the underlying asset. The Company records its finance interest cost within interest expense in the Condensed Consolidated Statements of Income.
The components of lease costs recognized in the Condensed Consolidated Statements of Income for the three and six month periods ended April 4, 2021 and March 29, 2020 are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Operating lease cost	$7.6	$6.1	$15.4	$12.6
Finance lease cost
Amortization of leased assets	3.9	3.4	7.7	7.0
Interest on lease liability	2.3	2.2	4.7	4.5
Variable lease cost	3.2	3.3	5.9	5.8
Total lease cost	$17.0	$15.0	$33.7	$29.9
During the three month periods ended April 4, 2021 and March 29, 2020, the Company recognized income attributable to leases and sub-leases of $0.6 million and $0.5 million, respectively. During the six month periods ended April 4, 2021 and March 29, 2020, the Company recognized income attributable to leases and sub-leases of $1.1 million and $1.0 million, respectively. Income from leases and sub-leases is recognized as Other Non-Operating Income in the Condensed Consolidated Statements of Income.
The following is a summary of the Company’s cash paid for amounts included in the measurement of lease liabilities recognized in the Condensed Consolidated Statement of Cash Flow, including supplemental non-cash activity related to operating leases, for the three and six month periods ending April 4, 2021 and March 29, 2020:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Operating cash flow from operating leases	$7.8	$5.4	$14.9	$11.8
Operating cash flows from finance leases	2.3	2.3	4.7	4.6
Financing cash flows from finance leases	3.2	3.5	6.3	6.9
Supplemental non-cash flow disclosure
Acquisition of operating lease asset through lease obligations	2.1	1.8	11.0	4.3
The following is a summary of weighted-average lease term and discount rate at April 4, 2021 and September 30, 2020:

	April 4, 2021	September 30, 2020
Weighted average remaining lease term
Operating leases	6.1 years	6.6 years
Finance leases	15.4 years	15.6 years
Weighted average discount rate
Operating leases	4.6%	4.7%
Finance leases	5.7%	5.6%
At April 4, 2021, future lease payments under operating and finance leases were as follows:

(in millions)	Finance Leases	Operating Leases
2021 remaining balance	$10.4	$13.9
2022	18.5	25.5
2023	17.4	23.7
2024	17.0	15.1
2025	19.9	12.3
Thereafter	162.5	38.5
Total lease payments	245.7	129.0
Amount representing interest	(89.3)	(17.9)
Total minimum lease payments	$156.4	$111.1

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 - DERIVATIVES
Cash Flow Hedges
Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes of its HHI segment. The Company hedges a portion of the risk associated with the purchase of these materials using commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At April 4, 2021, the Company had a series of brass and zinc swap contracts outstanding through August 31, 2022. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $0.9 million, net of tax.
The Company had the following commodity swap contracts outstanding as of April 4, 2021 and September 30, 2020:

	April 4, 2021			September 30, 2020
(in millions, except Notional)	Notional		Contract Value	Notional		Contract Value
Brass swap contracts	718.7	Metric Tons	$4.0	949.0	Metric Tons	$4.4
Zinc swap contracts	2,883.0	Metric Tons	$7.7	1,552.0	Metric Tons	$3.4
Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pound Sterling, Canadian Dollars, Australian Dollars, or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or inventory purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Income. At April 4, 2021, the Company had a series of foreign exchange derivative contracts outstanding through September 27, 2022. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $4.6 million, net of tax. At April 4, 2021 and September 30, 2020, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $318.4 million and $273.4 million, respectively.
The following table summarizes the impact of designated cash flow hedges and the pre-tax gain (loss) recognized in the Condensed Consolidated Statements of Income for the three and six month periods ended April 4, 2021 and March 29, 2020, respectively:

For the three month period ended April 4, 2021 (in millions)	Gain (Loss) in OCI	Reclassified to Continuing Operations
		Line Item	Gain (Loss)
Commodity swaps	$0.5	Cost of goods sold	$0.8
Foreign exchange contracts	0.1	Net sales	—
Foreign exchange contracts	5.2	Cost of goods sold	(3.8)
Total	$5.8		$(3.0)

For the three month period ended March 29, 2020 (in millions)	Gain (Loss) in OCI	Reclassified to Continuing Operations
		Line Item	Gain (Loss)
Commodity swaps	$(0.9)	Cost of goods sold	$(0.1)
Foreign exchange contracts	(0.1)	Net sales	—
Foreign exchange contracts	8.8	Cost of goods sold	1.8
Total	$7.8		$1.7

For the six month period ended April 4, 2021 (in millions)	Gain (Loss) in OCI	Reclassified to Continuing Operations
		Line Item	Gain (Loss)
Commodity swaps	$1.4	Cost of goods sold	$1.1
Foreign exchange contracts	0.1	Net sales	—
Foreign exchange contracts	(8.1)	Cost of goods sold	(6.8)
Total	$(6.6)		$(5.7)

For the six month period ended March 29, 2020 (in millions)	Gain (Loss) in OCI	Reclassified to Continuing Operations
		Line Item	Gain (Loss)
Commodity swaps	$(0.7)	Cost of goods sold	$(0.1)
Foreign exchange contracts	—	Net sales	(0.1)
Foreign exchange contracts	2.3	Cost of goods sold	4.5
Total	$1.6		$4.3

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 – DERIVATIVES (continued)
Derivative Contracts Not Designated as Hedges for Accounting Purposes
Foreign exchange contracts. The Company periodically enters into foreign exchange forward contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars, Philippine Pesos, Australian Dollars, Polish Zlotys, Mexican Pesos, or Japanese Yen, among others. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At April 4, 2021, the Company had a series of forward exchange contracts outstanding through June 30, 2021. At April 4, 2021 and September 30, 2020, the Company had $773.5 million and $802.5 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.
The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three and six month periods ended April 4, 2021 and March 29, 2020, pre-tax:

		Three Month Periods Ended		Six Month Periods Ended
(in millions)	Line Item	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Foreign exchange contracts	Other non-operating (income) expense	$(5.1)	$22.9	$(8.4)	$(2.2)
Fair Value of Derivative Instruments
The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	April 4, 2021	September 30, 2020
Derivative Assets
Commodity swaps - designated as hedge	Other receivables	$1.3	$0.7
Commodity swaps - designated as hedge	Deferred charges and other	—	0.1
Foreign exchange contracts - designated as hedge	Other receivables	1.3	—
Foreign exchange contracts - designated as hedge	Deferred charges and other	0.4	—
Foreign exchange contracts - not designated as hedge	Other receivables	2.8	0.4
Total Derivative Assets		$5.8	$1.2
Derivative Liabilities
Commodity swaps - designated as hedge	Accounts payable	$0.1	$—
Foreign exchange contracts - designated as hedge	Accounts payable	7.2	3.8
Foreign exchange contracts - designated as hedge	Other long term liabilities	0.1	0.3
Foreign exchange contracts - not designated as hedge	Accounts payable	2.4	10.1
Total Derivative Liabilities		$9.8	$14.2
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant as of April 4, 2021.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of April 4, 2021, and September 30, 2020, there was no cash collateral outstanding and no posted standby letters of credit related to such liability positions.
Net Investment Hedge
SBI has €425.0 million aggregate principle amount of 4.00% Notes designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge are recognized as a component of foreign currency translation within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Expense (Income). As of April 4, 2021 the full principal amount was designated as a net investment hedge and considered fully effective. The following summarizes the gain (loss) from the net investment hedge recognized in Other Comprehensive Income for the three and six month periods ended April 4, 2021 and March 29, 2020, pre-tax:

	Three Month Periods Ended		Six Month Periods Ended
Gain (loss) in OCI (in millions)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Net investment hedge	$20.1	$2.2	$(1.4)	$(2.8)
During the three and six month periods ended April 4, 2021, the Company did not recognize any pre-tax gain (loss) in earnings related to the translation of the undesignated portion of debt obligation. The pre-tax loss related to the translation of the undesignated portion of the debt obligation recognized in earnings was $0.5 million and $1.2 million and for the three and six month periods ended March 29, 2020. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial and derivative instruments as of April 4, 2021 and September 30, 2020 according to the fair value hierarchy are as follows.

	April 4, 2021					September 30, 2020
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Investments	$—	$—	$—	$—	$—	$66.9	$—	$—	$66.9	$—
Derivative Assets	—	5.8	—	5.8	—	—	1.2	—	1.2	—
Derivative Liabilities	—	9.8	—	9.8	—	—	14.2	—	14.2	—
Debt - SBH	—	2,665.5	—	2,665.5	2,570.2	—	2,595.4	—	2,595.4	2,476.3
Debt - SB/RH	—	2,665.5	—	2,665.5	2,570.2	—	2,595.4	—	2,595.4	2,476.3
Investments consist of our investment in Energizer common stock, which is valued at quoted market prices for identical instruments in an active market.  Unrealized income (loss) from changes in fair value, realized income (loss) from sale of equity investments, plus dividend income from equity investments, are recognized as components of Other Non-Operating Income, Net on the Condensed Consolidated Statements of Income.  During the three and six month periods ended April 4, 2021, the Company sold 0.3 million and 1.7 million shares of Energizer common stock, respectively, for proceeds of $12.6 million and $73.1 million, respectively. During the three and six month periods ended March 29, 2020, the Company sold 1.0 million shares of Energizer common stock for proceeds of $28.6 million. As of April 4, 2021, the company held no shares of Energizer common stock.
The following is a summary of income from equity investments recognized as a component of Other Non-Operating Income in the Company's Condensed Consolidated Statements of Income:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Unrealized loss on equity investments held	$—	$(84.5)	$—	$(53.3)
Realized gain (loss) on equity investments sold	0.9	(22.3)	6.9	(15.0)
Gain (loss) on equity investments	0.9	(106.8)	6.9	(68.3)
Dividend income from equity investments	—	1.6	0.2	3.2
Gain (loss) from equity investments	$0.9	$(105.2)	$7.1	$(65.1)
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
NOTE 14 - EMPLOYEE BENEFIT PLANS
The net periodic benefit cost for defined benefit plans for the three and six month periods ended April 4, 2021 and March 29, 2020 are as follows:

	U.S. Plans		Non U.S. Plans
(in millions)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Three Month Periods Ended
Service cost	$0.1	$0.2	$0.5	$0.6
Interest cost	0.5	0.5	0.6	0.6
Expected return on assets	(0.9)	(1.0)	(1.0)	(0.9)
Recognized net actuarial loss	0.3	0.2	0.8	0.8
Net periodic benefit cost	$—	$(0.1)	$0.9	$1.1
Six Month Periods Ended
Service cost	$0.2	$0.3	$1.1	$1.1
Interest cost	0.9	1.1	1.2	1.2
Expected return on assets	(1.8)	(2.1)	(2.0)	(1.8)
Settlement and curtailment	—	0.9	—	—
Recognized net actuarial loss	0.7	0.5	1.5	1.6
Net periodic benefit cost	$—	$0.7	$1.8	$2.1
Weighted average assumptions
Discount rate	2.46%	3.07%	0.50 - 6.90%	0.75 - 7.70%
Expected return on plan assets	6.00%	6.50%	0.50 - 3.40%	0.75 - 3.40%
Rate of compensation increase	N/A	N/A	2.25 - 6.00%	2.25 - 6.00%
Contributions to our pension and defined benefit plans, including discretionary amounts, for the three month periods ended April 4, 2021 and March 29, 2020 were $0.9 million and $0.7 million, respectively; and for the six month periods ended April 4, 2021 and March 29, 2020, were $3.7 million and $1.5 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 15 – SHAREHOLDER’S EQUITY
Share Repurchases
The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or otherwise. On July 24, 2018, the Board of Directors approved a $1 billion common stock repurchase program. The authorization is effective for 36 months. As part of the share repurchase program, the Company purchased treasury shares in open market purchases at market fair value, private purchases from Company employees, significant shareholders or beneficial interest owners at fair value and through an accelerated share repurchase (“ASR”) agreement with a third-party financial institution. On May 4, 2021, subsequent to the balance sheet date, the Board of Directors approved a new $1 billion common stock repurchase program and terminated the previously approved repurchase program. The authorization is effective for 36 months.
On November 18, 2019, SBH entered into an ASR to repurchase $125.0 million of the Company’s common stock. At inception, pursuant to the agreement, the Company paid $125.0 million to the financial institution using cash on hand and took delivery of 1.7 million shares which represented approximately 85% of the total shares the Company expected to receive based on the market price at the time of the initial delivery. The transaction was accounted for as an equity transaction. The fair value of shares received initially of $106.3 million was recorded as a treasury stock transaction, with the remainder of $18.7 million recorded as a reduction to additional paid-in capital. Upon initial receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. On February 24, 2020, the Company closed and settled the ASR resulting in an additional delivery of 0.3 million shares, with a fair value of $18.5 million. The total number of shares repurchased under the ASR program during the year ended September 30, 2020, was 2.0 million at an average cost per share of $61.59, based on the volume-weighted average share price of the Company’s common stock during the calculation period of the ASR program, less the applicable contractual discount.
The following summarizes the activity of common stock repurchases under the program for the three and six month periods ended April 4, 2021 and March 29, 2020:

	April 4, 2021			March 29, 2020
Three Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	—	$—	$—	2.7	$54.54	$149.2
Private Purchases	—	—	—	—	—	—
ASR	—	—	—	0.3	59.69	18.5
Total Purchases	—	$—	$—	3.0	$55.06	$167.7

	April 4, 2021			March 29, 2020
Six Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	—	$—	$—	4.0	$56.97	$230.6
Private Purchases	0.6	65.27	42.3	0.2	62.30	9.2
ASR	—	—	—	2.0	61.47	124.8
Total Purchases	0.6	$65.27	$42.3	6.2	$58.57	$364.6
NOTE 16 - SHARE BASED COMPENSATION
Share based compensation expense is recognized as General and Administrative Expenses on the Condensed Consolidated Statements of Income. The following is a summary of share based compensation expense for the three and six month periods ended April 4, 2021 and March 29, 2020 for SBH and SB/RH, respectively.

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
SBH	$8.5	$13.1	$16.0	$26.0
SB/RH	$8.0	$12.6	$15.5	$25.4
The Company recognizes share based compensation expense from the issuance of its Restricted Stock Units (“RSUs”), primarily under its Long-Term Incentive Plan ("LTIP"), based on the fair value of the awards, as determined by the market price of the Company’s shares of common stock on the designated grant date and recognized on a straight-line basis over the requisite service period of the awards. Certain RSUs are time-based grants that provide for either 3-year cliff vesting or graded vesting depending upon the vesting conditions and forfeitures provided by the grant. Certain RSUs are performance-based awards that are dependent upon achieving specified financial metrics (adjusted EBITDA, return on adjusted equity, and/or adjusted free cash flow) over a designated period of time. Additionally, the Company regularly issues individual RSU awards under its equity plan to its Board members and individual employees for recognition, incentive, or retention purposes, when needed, which are primarily conditional upon time-based service conditions and included as a component of share-based compensation.
In the prior year, the Company provided for a portion of its annual management incentive compensation plan ("MIP") to be paid in common stock of the Company, in lieu of cash payment. During the fourth quarter of the fiscal year ended September 30, 2020, the Company changed its MIP payout policy that previously provided for the issuance of stock for a designated pool of recipients to be fully funded through cash distribution with no stock issuance. Share based compensation expense associated with the annual MIP for the three and six month periods ended March 29, 2020 was $4.3 million and $8.6 million. There was no portion of annual MIP recognized in the share based compensation expense for the three and six month periods ended April 4, 2021.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 16 - SHARE BASED COMPENSATION (continued)
The following is a summary of the activity in the Company RSUs during the six month period ended April 4, 2021:

	SBH			SB/RH
(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 24 months	0.1	$74.43	$7.7	0.1	$74.45	$6.3
Vesting in more than 24 months	0.1	74.37	7.7	0.1	74.37	7.6
Total time-based grants	0.2	$74.40	$15.4	0.2	$74.41	$13.9
Performance-based grants
Vesting in more than 24 months	0.3	$74.36	$22.3	0.3	$74.36	$22.3
Total performance-based grants	0.3	$74.36	$22.3	0.3	$74.36	$22.3
Total grants	0.5	$74.38	$37.7	0.5	$74.38	$36.2

	SBH			SB/RH
(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
At September 30, 2020	1.4	$56.41	$79.3	1.4	$56.33	$77.7
Granted	0.5	74.38	37.7	0.5	74.38	36.2
Forfeited	(0.1)	61.24	(1.0)	(0.1)	61.24	(1.0)
Vested	(0.3)	53.06	(17.1)	(0.3)	52.35	(15.8)
At April 4, 2021	1.5	$62.83	$98.9	1.5	$62.73	$97.1
The remaining unrecognized pre-tax compensation cost for SBH and SB/RH at April 4, 2021 was $59.2 million and $58.3 million, respectively.
NOTE 17 - INCOME TAXES
The effective tax rate for the three and six month periods ended April 4, 2021 and March 29, 2020 was as follows:

	Three Month Periods Ended		Six Month Periods Ended
Effective tax rate	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
SBH	29.9%	24.3%	24.4%	15.9%
SB/RH	29.9%	23.5%	24.4%	15.0%
The estimated annual effective tax rate applied to the three and six month periods ended April 4, 2021 differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), certain nondeductible expenses, foreign rates that differ from the US federal statutory rate, and state income taxes. The Company has U.S. net operating loss carryforwards, which do not allow it to take advantage of the foreign-derived intangible income (“FDII”) deduction. The Company’s federal effective tax rate on GILTI is therefore 21%.
On November 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations (“Regulations”) under Internal Revenue Code Sections 245A and 951A related to the treatment of previously disqualified basis under the GILTI regime. The Regulations are effective for Fiscal 2022, but the Company can elect to apply them to Fiscal 2018 through Fiscal 2021. The Company expects to satisfy the requirements necessary to apply the Regulations retroactively and has therefore estimated and recorded a benefit of $5.3 million for the impact on years prior to Fiscal 2021 in the six month period ended April 4, 2021. The Company also expects to apply the Regulations to Fiscal 2021 and has included the impact in the estimated annual effective tax rate.
As of April 4, 2021, and September 30, 2020, there was $16.0 million and $1.8 million of income taxes payable on the SB/RH Condensed Consolidated Statements of Financial Position, payable to its parent company, calculated as if SB/RH were a separate taxpayer.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 18 – RELATED PARTY TRANSACTIONS
Energizer Holdings, Inc.
Effective as of the close of the GBL and GAC divestitures during the year ended September 30, 2019, the Company and Energizer entered into a series of TSAs and reverse TSAs that support various shared back office administrative functions including finance, sales and marketing, information technology, human resources, real estate and supply chain, customer service and procurement; to support both the transferred GBL operations and the continuing operations of the Company, respectively, within the various regions in which they operate. Charges associated with TSAs and reverse TSAs are recognized as bundled service costs under a fixed fee structure by the respective service or function and geographic location and one-time pass-through charges, including warehousing, freight, among others, to and from Energizer that settle on a net basis between the two parties. Charges to Energizer for TSA services are recognized as a reduction of the respective operating costs incurred by the Company and recognized as a component of operating expense or cost of goods sold depending upon the functions being supported by the Company. Charges from Energizer for reverse TSA services are recognized as operating expenses or cost of goods sold depending upon the functions being supported by Energizer. Effective January 2, 2020, Energizer closed its divestiture of the European based Varta® consumer battery business in the EMEA region to Varta AG, which also transferred TSAs and reverse TSAs associated with the divested entities to be assumed by Varta AG. As a result, a portion of the TSA and reverse TSA charges with Energizer were transferred to Varta AG. The TSAs and reverse TSAs have an overall expected time period of 12 months following the close of the transactions with some variability in expiration dependent upon the completed transition of the respective service or function and its geographic location and provide up to 12 additional months for a total duration of up to 24 months. The Company has exited all outstanding TSAs and reverse TSAs with Energizer and Varta in January 2021.
During the three month period ended April 4, 2021, the Company recognized net gain of $0.1 million, consisting of TSA charges of $0.1 million. During the six month period ended April 4, 2021, the Company recognized net loss of $1.7 million, consisting of TSA charges of $0.9 million and reverse TSA costs of $2.6 million. During the three month period ended March 29, 2020, the Company recognized net loss of $1.5 million, consisting of TSA charges of $2.2 million and reverse TSA costs of $3.7 million. During the six month period ended March 29, 2020, the Company recognized net gain of $0.1 million, consisting of TSA charges of $6.6 million and reverse TSA costs of and $6.5 million.
In addition to the TSAs and reverse TSAs, the Company, Energizer and Varta AG will receive cash and/or make payments on behalf of the respective counterparty’s operations as part of the shared administrative functions, resulting in cash flow being commingled with the operating cash flow of the Company. The Company recognizes a net payable or receivable with Energizer and Varta AG for any outstanding TSA and reverse TSA related services and net working capital attributable to commingled cash flow. As of April 4, 2021 and September 30, 2020, the Company had net receivable of $2.1 million and $5.4 million, respectively, with Energizer included in Other Receivables on the Company’s Condensed Statements of Financial Position. As of April 4, 2021 and September 30, 2020, the Company had net payable of $1.1 million and $1.0 million, respectively, with Varta AG included in Other Current Liabilities on the Company’s Condensed Consolidated Statements of Financial Position.
The Company’s H&G segment continued to manufacture certain GAC related products at its facilities and sell the products to Energizer as a third-party supplier on an ongoing basis, at inventory cost plus contracted markup, as agreed upon in the supply agreement. The supply agreement had a contracted term of 24 months, and expired in January 2021 with no renewal. Material and inventory on hand to support the supply agreement is recognized as inventory of the Company. During the three and six month periods ended April 4, 2021 the Company recognized $1.9 million and $6.0 million, respectively, of revenue attributable to the Energizer supply agreement as a component of H&G revenue after completion of the GAC divestiture. During the three and six month periods ended March 29, 2020, the Company recognized $5.6 million and $10.9 million of revenue attributable to the Energizer supply agreement. As of April 4, 2021 and September 30, 2020, the Company had outstanding receivables of $0.1 million and $4.4 million, respectively, from Energizer in Trade Receivables, Net on the Company’s Condensed Statements of Financial Position associated with the H&G supply agreement.
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
Shareholder Litigation. On July 12, 2019, an amended consolidated class action complaint filed earlier in 2018 was filed in the United States District Court for the Western District of Wisconsin (the “Court”) by the Public School Teachers’ Pension & Retirement Fund of Chicago and the Cambridge Retirement against Spectrum Brands’ Legacy, Inc. (“Spectrum Legacy”). The complaint alleges that the defendants violated the Securities Exchange Act of 1934. The amended complaint added HRG Group, Inc. (“HRG”), the predecessor to the Company, as a defendant and asserted additional claims against the Company on behalf of a purported class of HRG shareholders. The class period of the consolidated amended complaint is from January 26, 2017 to November 19, 2018, and the plaintiffs seek an unspecified amount of compensatory damages, interest, attorneys’ and expert fees and costs. During the year ended September 30, 2020, the Company reached a proposed settlement resulting in an insignificant loss, net of third-party insurance coverage and payment, pending final approval by the Court. In February 2021, the Court declined to approve the proposed settlement without prejudice because the Court determined that as a procedural matter the plaintiff’s counsel had not taken the appropriate actions to be appointed to represent the purported class of HRG shareholders. The parties are discussing appropriate actions that could address the procedural deficiency, but there can be no assurance that it will be addressed or that a settlement on the same terms, or any other terms, will ultimately be reached and approved by the Court. In the event a settlement is not reached and approved, the Company intends to vigorously defend the litigation.
Environmental. The Company has provided for an estimated cost of $11.6 million as of April 4, 2021 and September 30, 2020, associated with environmental remediation activities at some of its current and former manufacturing sites, included in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations, or cash flows of the Company.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 19 - COMMITMENTS AND CONTINGENCIES (continued)
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of April 4, 2021 and September 30, 2020, the Company recognized $4.4 million and $5.1 million in product liability, respectively, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $11.4 million and $10.9 million of warranty accruals as of April 4, 2021 and September 30, 2020, respectively, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position.
Other. During the six month period ended April 4, 2021, the Company recognized legal reserves at our H&G division of approximately $6.0 million attributable to significant and unusual non-recurring claims with no previous history or precedent, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position.
NOTE 20 - SEGMENT INFORMATION
Net sales relating to the segments for the three and six month periods ended April 4, 2021 and March 29, 2020 are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
HHI	$389.5	$329.1	$798.2	$626.8
HPC	297.9	232.7	676.4	554.8
GPC	293.6	236.9	569.1	442.7
H&G	168.8	139.1	251.0	185.0
Net sales	$1,149.8	$937.8	$2,294.7	$1,809.3
The Chief Operating Decision Maker of the Company uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. During the six month period ended April 4, 2021 and three and six month periods ended March 29, 2020, other incentive compensation includes certain incentive bridge awards issued due to changes in the Company’s LTIP that allow for cash based payment upon employee election but do not qualify for shared-based compensation. All bridge awards fully vested in November 2020. See Note 16 - Share Based Compensation in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Restructuring and related charges, which consist of project costs associated with the restructuring initiatives across the Company's segments. See Note 4 - Restructuring and Related Charges in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Transaction related charges that consist of (1) transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business; and (2) divestiture related transaction costs that are recognized in continuing operations and post-divestiture separation costs consisting of incremental costs to facilitate separation of shared operations, including development of transferred shared service operations, platforms and personnel transferred and exiting of transition service arrangements (TSAs) and reverse TSAs. See Note 1 – Basis of Presentation & Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Gains and losses attributable to the Company’s investment in Energizer common stock. During the three month period ended April 4, 2021, the Company sold its remaining shares in Energizer common stock. See Note 13 – Fair Value of Financial Instruments in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations subsequent to an acquisition (when applicable);
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);
•Other adjustments primarily consisting of costs attributable to (1) proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual non-recurring claims with no previous history or precedent realized during the six month period ended April 4, 2021; (2) legal and litigation costs associated with Salus during the three and six month periods ended April 4, 2021 and March 29, 2020 as they are not considered a component of the continuing commercial products company; (3) foreign currency attributable to multicurrency loans for the three and six month periods ended March 29, 2020, that were entered into with foreign subsidiaries in exchange for receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestitures; (4) expenses and cost recovery for flood damage at Company facilities in Middleton, Wisconsin during the three and six month periods ended March 29, 2020 and (5) incremental costs for separation of a key executive during the three and six month periods ended March 29, 2020;

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 20 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA for the reportable segments for SBH for the three and six month periods ended April 4, 2021 and March 29, 2020, are as follows:

	Three Month Periods Ended		Six Month Periods Ended
SBH (in millions)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
HHI	$73.4	$69.5	$171.6	$112.3
HPC	25.4	8.0	76.3	44.4
GPC	55.6	40.0	109.2	71.5
H&G	34.8	28.4	45.3	25.1
Total Segment Adjusted EBITDA	189.2	145.9	402.4	253.3
Corporate	8.3	5.5	17.5	10.8
Interest expense	65.5	35.5	102.2	70.4
Depreciation and amortization	38.7	36.4	74.4	78.0
Share and incentive based compensation	8.5	14.6	16.7	29.1
Restructuring and related charges	4.1	21.9	13.3	49.4
Transaction related charges	9.7	7.2	30.3	11.3
(Gain) loss on Energizer investment	(0.9)	106.8	(6.9)	68.3
(Gain) loss on assets held for sale	—	(7.0)	—	25.7
Write-off from impairment of intangible assets	—	—	—	24.2
Inventory acquisition step-up	2.6	—	3.4	—
Other	0.2	3.2	6.0	1.3
Income (loss) from operations before income taxes	$52.5	$(78.2)	$145.5	$(115.2)
Segment Adjusted EBITDA for reportable segments for SB/RH for the three and six month periods ended April 4, 2021 and March 29, 2020 are as follows:

	Three Month Periods Ended		Six Month Periods Ended
SB/RH (in millions)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
HHI	$73.4	$69.5	$171.6	$112.3
HPC	25.4	8.0	76.3	44.4
GPC	55.6	40.0	109.2	71.5
H&G	34.8	28.4	45.3	25.1
Total Segment Adjusted EBITDA	189.2	145.9	402.4	253.3
Corporate	8.1	2.3	16.7	7.2
Interest expense	65.6	35.3	102.4	70.0
Depreciation and amortization	38.7	36.4	74.4	78.0
Share and incentive based compensation	8.0	14.1	16.1	28.5
Restructuring and related charges	4.1	21.9	13.3	49.4
Transaction related charges	9.7	7.2	30.3	11.3
(Gain) loss on Energizer investment	(0.9)	106.8	(6.9)	68.3
(Gain) loss on assets held for sale	—	(7.0)	—	25.7
Write-off from impairment of intangible assets	—	—	—	24.2
Inventory acquisition step-up	2.6	—	3.4	—
Other	0.1	3.0	5.9	0.8
Income (loss) from operations before income taxes	$53.2	$(74.1)	$146.8	$(110.1)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 21 - EARNINGS PER SHARE – SBH
The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and six month periods ended April 4, 2021 and March 29, 2020 are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in millions, except per share amounts)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Numerator
Net income (loss) from continuing operations attributable to controlling interest	$37.7	$(58.4)	$110.1	$(97.0)
(Loss) income from discontinued operations attributable to controlling interest	(1.1)	1.4	(1.4)	4.3
Net income (loss) attributable to controlling interest	$36.6	$(57.0)	$108.7	$(92.7)
Denominator
Weighted average shares outstanding - basic	42.6	45.1	42.8	46.4
Dilutive shares	0.3	—	0.2	—
Weighted average shares outstanding - diluted	42.9	45.1	43.0	46.4
Earnings per share
Basic earnings per share from continuing operations	$0.88	$(1.29)	$2.57	$(2.09)
Basic earnings per share from discontinued operations	(0.02)	0.03	(0.03)	0.09
Basic earnings per share	$0.86	$(1.26)	$2.54	$(2.00)
Diluted earnings per share from continuing operations	$0.88	$(1.29)	$2.56	$(2.09)
Diluted earnings per share from discontinued operations	(0.03)	0.03	(0.03)	0.09
Diluted earnings per share	$0.85	$(1.26)	$2.53	$(2.00)
Weighted average number of anti-dilutive shares excluded from denominator	—	0.1	—	0.1

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
The COVID-19 pandemic has not had a materially negative impact on the Company’s liquidity position. The sweeping nature of COVID-19 pandemic makes it extremely difficult to predict the long-term ramifications on our financial condition and results of operations. However, the likely overall economic impact of the COVID-19 pandemic to the U.S. and global economies remains uncertain. We continue to actively monitor our global cash balances and liquidity, and if necessary, could reinitiate mitigating efforts to manage non-critical capital spending and assess operating spend to preserve cash and liquidity. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. We have also not observed any material impairments due to the COVID-19 pandemic.
We expect the ultimate significance of the impact on our financial condition, results of operations, and cash flows will be dictated by the length of time that such circumstances continue, which will ultimately depend on the unforeseeable duration and severity of the COVID-19 pandemic and any governmental and public actions taken in response.
Acquisitions
On October 26, 2020, the Company completed the acquisition of Armitage Pet Care Ltd ("Armitage") for $187.7 million. Armitage is a premium pet treats and toys business in Nottingham, United Kingdom including a portfolio of brands that include Armitage's dog treats brand, Good Boy®, cat treats brand, Meowee!®, and Wildbird® bird feed products, among others, that are predominantly sold within the United Kingdom. The net assets and results of operations of Armitage, since the acquisition date of October 26, 2020, are included in the Company’s Condensed Consolidated Statements of Income and reported within the GPC reporting segment for the three and six month periods ended April 4, 2021.
On March 10, 2020, the Company entered into an asset purchase agreement with Omega Sea, LLC (“Omega”), a manufacturer and marketer of premium fish foods and consumable goods for the home and commercial aquarium markets, primarily consisting of the Omega brand, for a purchase price of approximately $16.9 million. The results of Omega’s operations are included in the Company’s Condensed Consolidated Statements of Income and reported within the GPC reporting segment for the three and six month periods ended April 4, 2021 and for the three and six month periods ended March 29, 2020 since the acquisition date.
On April 20, 2021, the Company entered into an agreement to acquire all ownership interests in For Life Products, LLC as part of the Company's H&G segment, for a purchase price of approximately $300 million. For Life Products, LLC is a leading manufacturer in the household cleaning, maintenance, and restoration products sold under the Rejuvenate® brand. The transaction is expected to close in the second half of the 2021 fiscal year, subject to customary closing conditions, including expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
See Note 3 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information.
Divestitures
On March 29, 2020, the Company completed the sale of its DCF production facility and distribution center in Coevorden, Netherlands for cash proceeds of $29.0 million received during the year ended September 30, 2020, resulting in a loss on Coevorden Operations held for sale of $25.7 million and impairment of intangible assets of $24.2 million associated with the commercial DCF business following the divestiture during the six month period ended March 29, 2020. See Note 2 – Divestitures in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information on the assets and liabilities classified as held for sale and discontinued operations.
Restructuring Activity
We continually seek to improve our operational efficiency, match our manufacturing capacity, and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. The most significant of these initiatives is the Global Productivity Improvement Program, which began during the year ended September 30, 2019 and has continued through the three and six month periods ended April 4, 2021. See Note 4 - Restructuring and Related Charges in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for more information.
Refinancing Activity
Refinancing activity has a significant impact on the comparability of financial results of the condensed consolidated financial statements. On March 3, 2021, the Company completed its offering of $500.0 million aggregate principal amount of its 3.875% Notes and entered into a new Term Loan Facility in the aggregate principal amount of $400.0 million, and redeemed $250.0 million of the 6.125% Notes and $550.0 million of the 5.75% Notes, with a make whole premium of $23.4 million and write-off of unamortized debt issuance costs of $7.9 million recognized as interest expense during the three and six month periods ended April 4, 2021. See Note 10 - Debt to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information.

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
Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and impact from acquisitions (when applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior year. The following is a reconciliation of reported net sales to organic net sales for the three and six month periods ended April 4, 2021 compared to net sales for the three and six month periods ended March 29, 2020:

Three Month Periods Ended (in millions, except %)	April 4, 2021
	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales March 29, 2020	Variance
HHI	$389.5	$(3.2)	$386.3	$—	$386.3	$329.1	$57.2	17.4%
HPC	297.9	(8.7)	289.2	—	289.2	232.7	56.5	24.3%
GPC	293.6	(6.1)	287.5	(26.8)	260.7	236.9	23.8	10.0%
H&G	168.8	—	168.8	—	168.8	139.1	29.7	21.4%
Total	$1,149.8	$(18.0)	$1,131.8	$(26.8)	$1,105.0	$937.8	167.2	17.8%

Six Month Periods Ended (in millions, except %)	April 4, 2021
	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales March 29, 2020	Variance
HHI	$798.2	$(4.7)	$793.5	$—	$793.5	$626.8	$166.7	26.6%
HPC	676.4	(14.2)	662.2	—	662.2	554.8	107.4	19.4%
GPC	569.1	(10.3)	558.8	(47.1)	511.7	442.7	69.0	15.6%
H&G	251.0	—	251.0	—	251.0	185.0	66.0	35.7%
Total	$2,294.7	$(29.2)	$2,265.5	$(47.1)	$2,218.4	$1,809.3	409.1	22.6%

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management, which we believe provide useful information to investors because they reflect ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. They also facilitate comparisons between peer companies since interest, taxes, depreciation, and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. During the six month period ended April 4, 2021 and three and six month periods ended March 29, 2020, other incentive compensation includes certain incentive bridge awards issued due to changes in the Company’s LTIP that allow for cash based payment upon employee election but do not qualify for shared-based compensation. All bridge awards fully vested in November 2020. See Note 16 - Share Based Compensation in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Restructuring and related charges, which consist of project costs associated with the restructuring initiatives across the Company's segments. See Note 4 - Restructuring and Related Charges in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Transaction related charges that consist of (1) transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business; and (2) divestiture related transaction costs that are recognized in continuing operations and post-divestiture separation costs consisting of incremental costs to facilitate separation of shared operations, including development of transferred shared service operations, platforms and personnel transferred and exiting of transition service arrangements (TSAs) and reverse TSAs. See Note 1 – Basis of Presentation & Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Gains and losses attributable to the Company’s investment in Energizer common stock. During the three month period ended April 4, 2021, the Company sold its remaining shares in Energizer common stock. See Note 13 – Fair Value of Financial Instruments in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations subsequent to an acquisition (when applicable);
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);
•Other adjustments primarily consisting of costs attributable to (1) proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual non-recurring claims with no previous history or precedent realized during the six month period ended April 4, 2021; (2) legal and litigation costs associated with Salus during the three and six month periods ended April 4, 2021 and March 29, 2020 as they are not considered a component of the continuing commercial products company; (3) foreign currency attributable to multicurrency loans for the three and six month periods ended March 29, 2020, that were entered into with foreign subsidiaries in exchange for receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestitures; (4) expenses and cost recovery for flood damage at Company facilities in Middleton, Wisconsin during the three and six month periods ended March 29, 2020 and (5) incremental costs for separation of a key executive during the three and six month periods ended March 29, 2020;
Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of reported net sales for the respective period and segment.

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended April 4, 2021 and March 29, 2020 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended April 4, 2021
Net income from continuing operations	$65.0	$11.0	$38.7	$29.9	$(107.8)	$36.8
Income tax expense	—	—	—	—	15.7	15.7
Interest expense	—	—	—	—	65.5	65.5
Depreciation and amortization	8.6	11.8	9.6	4.9	3.8	38.7
EBITDA	73.6	22.8	48.3	34.8	(22.8)	156.7
Share and incentive based compensation	—	—	—	—	8.5	8.5
Restructuring and related charges	(0.2)	1.5	0.6	—	2.2	4.1
Transaction related charges	—	1.1	4.1	—	4.5	9.7
Gain on Energizer investment	—	—	—	—	(0.9)	(0.9)
Inventory acquisition step-up	—	—	2.6	—	—	2.6
Other	—	—	—	—	0.2	0.2
Adjusted EBITDA	$73.4	$25.4	$55.6	$34.8	$(8.3)	$180.9
Net Sales	$389.5	$297.9	$293.6	$168.8	$—	$1,149.8
Adjusted EBITDA Margin	18.8%	8.5%	18.9%	20.6%	—	15.7%
Three Month Period Ended March 29, 2020
Net income (loss) from continuing operations	$60.8	$(6.2)	$27.2	$23.0	$(164.0)	$(59.2)
Income tax benefit	—	—	—	—	(19.0)	(19.0)
Interest expense	—	—	—	—	35.5	35.5
Depreciation and amortization	8.5	9.0	9.8	5.2	3.9	36.4
EBITDA	69.3	2.8	37.0	28.2	(143.6)	(6.3)
Share and incentive based compensation	—	—	—	—	14.6	14.6
Restructuring and related charges	0.2	1.7	6.4	0.2	13.4	21.9
Transaction related charges	—	2.7	3.6	—	0.9	7.2
Loss on Energizer investment	—	—	—	—	106.8	106.8
Gain on assets held for sale	—	—	(7.0)	—	—	(7.0)
Other	—	0.8	—	—	2.4	3.2
Adjusted EBITDA	$69.5	$8.0	$40.0	$28.4	$(5.5)	$140.4
Net Sales	$329.1	$232.7	$236.9	$139.1	$—	$937.8
Adjusted EBITDA Margin	21.1%	3.4%	16.9%	20.4%	—	15.0%

The following is a reconciliation of net income to Adjusted EBITDA for the six month periods ended April 4, 2021 and March 29, 2020 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Six Month Period Ended April 4, 2021
Net income from continuing operations	$154.5	$49.2	$72.7	$29.4	$(195.8)	$110.0
Income tax expense	—	—	—	—	35.5	35.5
Interest expense	—	—	—	—	102.2	102.2
Depreciation and amortization	17.1	20.6	19.3	9.9	7.5	74.4
EBITDA	171.6	69.8	92.0	39.3	(50.6)	322.1
Share and incentive based compensation	—	—	—	—	16.7	16.7
Restructuring and related charges	—	4.1	2.1	—	7.1	13.3
Transaction related charges	—	2.4	11.7	—	16.2	30.3
Gain on Energizer investment	—	—	—	—	(6.9)	(6.9)
Inventory acquisition step-up	—	—	3.4	—	—	3.4
Other	—	—	—	6.0	—	6.0
Adjusted EBITDA	$171.6	$76.3	$109.2	$45.3	$(17.5)	$384.9
Net Sales	$798.2	$676.4	$569.1	$251.0	$—	$2,294.7
Adjusted EBITDA Margin	21.5%	11.3%	19.2%	18.0%	—	16.8%
Six Month Period Ended March 29, 2020
Net income (loss) from continuing operations	$95.0	$18.8	$(26.0)	$14.4	$(199.1)	$(96.9)
Income tax benefit	—	—	—	—	(18.3)	(18.3)
Interest expense	—	—	—	—	70.4	70.4
Depreciation and amortization	16.6	17.8	25.9	10.3	7.4	78.0
EBITDA	111.6	36.6	(0.1)	24.7	(139.6)	33.2
Share and incentive based compensation	—	—	—	—	29.1	29.1
Restructuring and related charges	0.7	2.8	16.7	0.4	28.8	49.4
Transaction related charges	—	4.3	5.0	—	2.0	11.3
Loss on Energizer investment	—	—	—	—	68.3	68.3
Loss on assets held for sale	—	—	25.7	—	—	25.7
Write-off from impairment of intangible assets	—	—	24.2	—	—	24.2
Other	—	0.7	—	—	0.6	1.3
Adjusted EBITDA	$112.3	$44.4	$71.5	$25.1	$(10.8)	$242.5
Net Sales	$626.8	$554.8	$442.7	$185.0	$—	$1,809.3
Adjusted EBITDA Margin	17.9%	8.0%	16.2%	13.6%	—	13.4%

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended April 4, 2021 and March 29, 2020 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended April 4, 2021
Net income from continuing operations	$65.0	$11.0	$38.7	$29.9	$(107.3)	$37.3
Income tax expense	—	—	—	—	15.9	15.9
Interest expense	—	—	—	—	65.6	65.6
Depreciation and amortization	8.6	11.8	9.6	4.9	3.8	38.7
EBITDA	73.6	22.8	48.3	34.8	(22.0)	157.5
Share and incentive based compensation	—	—	—	—	8.0	8.0
Restructuring and related charges	(0.2)	1.5	0.6	—	2.2	4.1
Transaction related charges	—	1.1	4.1	—	4.5	9.7
Gain on Energizer investment	—	—	—	—	(0.9)	(0.9)
Inventory acquisition step-up	—	—	2.6	—	—	2.6
Other	—	—	—	—	0.1	0.1
Adjusted EBITDA	$73.4	$25.4	$55.6	$34.8	$(8.1)	$181.1
Net Sales	$389.5	$297.9	$293.6	$168.8	$—	$1,149.8
Adjusted EBITDA Margin	18.8%	8.5%	18.9%	20.6%	—	15.8%
Three Month Period Ended March 29, 2020
Net income (loss) from continuing operations	$60.8	$(6.2)	$27.2	$23.0	$(161.4)	$(56.6)
Income tax benefit	—	—	—	—	(17.5)	(17.5)
Interest expense	—	—	—	—	35.3	35.3
Depreciation and amortization	8.5	9.0	9.8	5.2	3.9	36.4
EBITDA	69.3	2.8	37.0	28.2	(139.7)	(2.4)
Share and incentive based compensation	—	—	—	—	14.1	14.1
Restructuring and related charges	0.2	1.7	6.4	0.2	13.4	21.9
Transaction related charges	—	2.7	3.6	—	0.9	7.2
Loss on Energizer investment	—	—	—	—	106.8	106.8
Gain on assets held for sale	—	—	(7.0)	—	—	(7.0)
Other	—	0.8	—	—	2.2	3.0
Adjusted EBITDA	$69.5	$8.0	$40.0	$28.4	$(2.3)	$143.6
Net Sales	$329.1	$232.7	$236.9	$139.1	$—	$937.8
Adjusted EBITDA Margin	21.1%	3.4%	16.9%	20.4%	—	15.3%

The following is a reconciliation of net income to Adjusted EBITDA for the six month periods ended April 4, 2021 and March 29, 2020 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Six Month Period Ended April 4, 2021
Net income from continuing operations	$154.5	$49.2	$72.7	$29.4	$(194.8)	$111.0
Income tax expense	—	—	—	—	35.8	35.8
Interest expense	—	—	—	—	102.4	102.4
Depreciation and amortization	17.1	20.6	19.3	9.9	7.5	74.4
EBITDA	171.6	69.8	92.0	39.3	(49.1)	323.6
Share based compensation	—	—	—	—	16.1	16.1
Restructuring and related charges	—	4.1	2.1	—	7.1	13.3
Transaction related charges	—	2.4	11.7	—	16.2	30.3
Gain on Energizer investment	—	—	—	—	(6.9)	(6.9)
Inventory acquisition step-up	—	—	3.4	—	—	3.4
Other	—	—	—	6.0	(0.1)	5.9
Adjusted EBITDA	$171.6	$76.3	$109.2	$45.3	$(16.7)	$385.7
Net Sales	$798.2	$676.4	$569.1	$251.0	$—	$2,294.7
Adjusted EBITDA Margin	21.5%	11.3%	19.2%	18.0%	—	16.8%
Six Month Period Ended March 29, 2020
Net income (loss) from continuing operations	$95.0	$18.8	$(26.0)	$14.4	$(195.7)	$(93.5)
Income tax benefit	—	—	—	—	(16.6)	(16.6)
Interest expense	—	—	—	—	70.0	70.0
Depreciation and amortization	16.6	17.8	25.9	10.3	7.4	78.0
EBITDA	111.6	36.6	(0.1)	24.7	(134.9)	37.9
Share and incentive based compensation	—	—	—	—	28.5	28.5
Restructuring and related charges	0.7	2.8	16.7	0.4	28.8	49.4
Transaction related charges	—	4.3	5.0	—	2.0	11.3
Loss on Energizer investment	—	—	—	—	68.3	68.3
Loss on assets held for sale	—	—	25.7	—	—	25.7
Write-off from impairment of intangible assets	—	—	24.2	—	—	24.2
Other	—	0.7	—	—	0.1	0.8
Adjusted EBITDA	$112.3	$44.4	$71.5	$25.1	$(7.2)	$246.1
Net Sales	$626.8	$554.8	$442.7	$185.0	$—	$1,809.3
Adjusted EBITDA Margin	17.9%	8.0%	16.2%	13.6%	—	13.6%

Consolidated Results of Operations
The following is summarized consolidated results of operations for SBH for the three and six month periods ended April 4, 2021 and March 29, 2020.

(in millions, except %)	Three Month Periods Ended		Variance			Six Month Periods Ended		Variance
	April 4, 2021	March 29, 2020				April 4, 2021	March 29, 2020
Net sales	$1,149.8	$937.8	$212.0		22.6%	$2,294.7	$1,809.3	$485.4		26.8%
Gross profit	404.0	328.9	75.1		22.8%	826.3	598.0	228.3		38.2%
Gross profit margin	35.1%	35.1%	—	bps		36.0%	33.1%	290	bps
Operating expenses	287.2	261.2	26.0		10.0%	586.0	576.0	10.0		1.7%
Interest expense	65.5	35.5	30.0		84.5%	102.2	70.4	31.8		45.2%
Other non-operating (income) expense, net	(1.2)	110.4	(111.6)		n/m	(7.4)	66.8	(74.2)		n/m
Income tax expense (benefit)	15.7	(19.0)	34.7		n/m	35.5	(18.3)	53.8		n/m
Net income (loss) from continuing operations	36.8	(59.2)	96.0		n/m	110.0	(96.9)	206.9		n/m
(Loss) income from discontinued operations, net of tax	(1.1)	1.4	(2.5)		n/m	(1.4)	4.3	(5.7)		n/m
Net income (loss)	35.7	(57.8)	93.5		n/m	108.6	(92.6)	201.2		n/m
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the three and six month periods ended April 4, 2021 and March 29, 2020 and the principal components of changes in net sales for the respective periods.

(in millions, except %)	Three Month Periods Ended		Variance		Six Month Periods Ended		Variance
	April 4, 2021	March 29, 2020			April 4, 2021	March 29, 2020
HHI	$389.5	$329.1	$60.4	18.4%	$798.2	$626.8	$171.4	27.3%
HPC	297.9	232.7	65.2	28.0%	676.4	554.8	121.6	21.9%
GPC	293.6	236.9	56.7	23.9%	569.1	442.7	126.4	28.6%
H&G	168.8	139.1	29.7	21.4%	251.0	185.0	66.0	35.7%
Net Sales	$1,149.8	$937.8	212.0	22.6%	$2,294.7	$1,809.3	485.4	26.8%

(in millions)	Three Month Periods Ended	Six Month Periods Ended
Net Sales for the period ended March 29, 2020	$937.8	$1,809.3
Increase in HHI	57.2	166.7
Increase in HPC	56.5	107.4
Increase in GPC	23.8	69.0
Increase in H&G	29.7	66.0
Acquisition sales	26.8	47.1
Foreign currency impact, net	18.0	29.2
Net Sales for the period ended April 4, 2021	$1,149.8	$2,294.7
Gross Profit. Gross profit for the three month period increased due to higher volumes across all segments, positive productivity and cost improvements, plus favorable product mix with consistent gross profit margin due to increased inflation and shipping costs plus benefits from retrospective tariff exclusions in the prior year. Gross profit and gross profit margin for the six month period increased due to sales volumes across all segments, positive productivity and cost improvements, with lower restructuring and depreciation costs due to the exiting GPC facilities in LATAM in the prior year, partially offset by increased inflation and shipping costs and benefits in the prior year from retrospective tariff exclusions.
Operating Expenses. Operating expenses for the three month period increased due to an increase in selling, general and administrative expenses of $30.3 million largely attributable to higher volumes, increased marketing, incentive and distributions costs plus an increase in transaction related costs of $2.5 million with a gain on disposition of the Coevorden operations of $7.0 million in the prior year, partially offset by a decrease in restructuring and related charges of $16.2 million. Operating expenses for the six month period increased due to an increase in selling and general and administrative expenses of $62.6 million attributable to higher volumes and increased market and distribution costs and an increase in transaction related costs of $19.0 million; offset by a decrease in restructuring and related charges of $24.7 million and the recognition of a loss on assets held for sale of $25.7 million and a $24.2 million write-off from impairment of intangible assets associated with the Coevorden divestiture in the prior year. See Note 4 – Restructuring and Related Charges in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail on restructuring. See Note 1 - Basis of Presentation and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail on transaction-related charges.
Interest Expense. Interest expense for the three and six month periods increased due to the refinancing activity with a make whole premium of $23.4 million and write-off of unamortized debt issuance costs of $7.9 million recognized as interest expense during the three and six month periods. See Note 10 – Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.

Other non-operating income, net. Other non-operating for the three and six month periods is due to realized and unrealized gains on our investment in Energizer common stock during the period, which the Company sold its remaining investment in January 2021. See Note 13 – Fair Value of Financial Instruments in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.
Income Taxes. Our estimated annual effective tax rate was impacted for the three and six month periods by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income, certain nondeductible expenses, foreign rates that differ from the US federal statutory rate, and state income taxes. During the six month period ended April 4, 2021, the Company also recognized a $5.3 million benefit due to favorable Regulations issued during the year.
(Loss) Income From Discontinued Operations. The income or loss attributable to discontinued operations primarily reflect incremental changes to tax and legal indemnifications associated with the Company's divestitures of its GBL division and GAC divisions to Energizer during the year ended September 30, 2019.
Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest. Such amount varies in relation to such subsidiary’s net income or loss for the period and the percentage interest not owned by SBH.
SB/RH
The following is summarized consolidated results of operations for SB/RH for the three and six month periods ended April 4, 2021 and March 29, 2020:

(in millions, except %)	Three Month Periods Ended		Variance			Six Month Periods Ended		Variance
	April 4, 2021	March 29, 2020				April 4, 2021	March 29, 2020
Net sales	$1,149.8	$937.8	$212.0		22.6%	$2,294.7	$1,809.3	$485.4		26.8%
Gross profit	404.0	328.9	75.1		22.8%	826.3	598.0	228.3		38.2%
Gross profit margin	35.1%	35.1%	—	bps		36.0%	33.1%	290	bps
Operating expenses	286.4	257.3	29.1		11.3%	584.5	571.3	13.2		2.3%
Interest expense	65.6	35.3	30.3		85.8%	102.4	70.0	32.4		46.3%
Other non-operating (income) expense, net	(1.2)	110.4	(111.6)		n/m	(7.4)	66.8	(74.2)		n/m
Income tax expense (benefit)	15.9	(17.5)	33.4		n/m	35.8	(16.6)	52.4		n/m
Net income (loss) from continuing operations	37.3	(56.6)	93.9		n/m	111.0	(93.5)	204.5		n/m
(Loss) income from discontinued operations, net of tax	(1.1)	1.4	(2.5)		n/m	(1.4)	4.3	(5.7)		n/m
Net income (loss)	36.2	(55.2)	91.4		n/m	109.6	(89.2)	198.8		n/m
n/m = not meaningful
The changes in SB/RH for the three and six month periods are primarily attributable to the changes in SBH previously discussed.
Segment Financial Data
Hardware & Home Improvement

(in millions, except %)	Three Month Periods Ended		Variance			Six Month Periods Ended		Variance
	April 4, 2021	March 29, 2020				April 4, 2021	March 29, 2020
Net sales	$389.5	$329.1	$60.4		18.4%	$798.2	$626.8	$171.4		27.3%
Operating income	66.0	61.0	5.0		8.2%	158.2	95.5	62.7		65.7%
Operating income margin	16.9%	18.5%	(160)	bps		19.8%	15.2%	460	bps
Adjusted EBITDA	$73.4	$69.5	$3.9		5.6%	$171.6	$112.3	$59.3		52.8%
Adjusted EBITDA margin	18.8%	21.1%	(230)	bps		21.5%	17.9%	360	bps
n/m = not meaningful
Net sales for the three month period increased by growth across all product categories with strong consumer demand and commercial activity through promotions and new product introductions, with growth across retail, e-commerce and new build channels. Organic net sales increased $57.2 million, or 17.4%, excluding favorable foreign exchange impacts. Net sales for the six month period increased by growth across all product categories with fulfillment of previously disclosed open orders in the prior year, retail inventory rebuild, strong consumer demand, and commercial activity through promotions and new product introductions, with growth across retail, e-commerce and new build channels. Organic net sales increased $166.7 million, or 26.6%, excluding favorable foreign exchange impact.
Operating income and adjusted EBITDA for the three month period increased due to increased volumes and productivity improvements, partially offset by prior year's benefit from retrospective tariff exclusions, higher freight and input cost inflation, distribution, COVID-19 related costs and higher marketing investments reducing margins. Operating income, adjusted EBITDA and margins for the six month period increased due to increased volumes, productivity and cost improvements, favorable pricing programs and product mix, partially offset by prior year's benefits from retrospective tariff exclusion, COVID-19 related costs and higher marketing investments.

Home and Personal Care

(in millions, except %)	Three Month Periods Ended		Variance			Six Month Periods Ended		Variance
	April 4, 2021	March 29, 2020				April 4, 2021	March 29, 2020
Net sales	$297.9	$232.7	$65.2		28.0%	$676.4	$554.8	$121.6		21.9%
Operating income (loss)	11.5	(3.5)	15.0		n/m	48.2	20.2	28.0		138.6%
Operating income (loss) margin	3.9%	(1.5%)	540	bps		7.1%	3.6%	350	bps
Adjusted EBITDA	$25.4	$8.0	$17.4		217.5%	$76.3	$44.4	$31.9		71.8%
Adjusted EBITDA margin	8.5%	3.4%	510	bps		11.3%	8.0%	330	bps
n/m = not meaningful
Net sales for the three month period increased driven by continued growth in small appliances and personal care across all regions with significant growth through e-commerce channels. Organic net sales increased $56.5 million, or 24.3%, excluding favorable foreign exchange impact. Net sales for the six month period increased driven by strong growth in small appliances and personal care during the holiday season and consumer demand from stay-at-home activity, with volume growth through e-commerce channels and new product introductions. Organic net sales increased $107.4 million, or 19.4%, excluding favorable foreign currency impact.
Operating income, adjusted EBITDA and improved margins for the three month period increased due to higher volumes and productivity improvements, partially offset by increasing freight and input cost inflation and continued marketing investments. Operating income, adjusted EBITDA and improved margins for the six month period increased due to higher volumes, productivity and cost improvements, positive pricing programs and mix favorability, partially offset by higher inflation and distribution costs with increased marketing investments.

Global Pet Care

(in millions, except %)	Three Month Periods Ended		Variance			Six Month Periods Ended		Variance
	April 4, 2021	March 29, 2020				April 4, 2021	March 29, 2020
Net sales	$293.6	$236.9	$56.7		23.9%	$569.1	$442.7	$126.4		28.6%
Operating income (loss)	39.8	28.2	11.6		41.1%	74.0	(24.7)	98.7		n/m
Operating income (loss) margin	13.6%	11.9%	170	bps		13.0%	(5.6)%	1,860	bps
Adjusted EBITDA	$55.6	$40.0	$15.6		39.0%	$109.2	$71.5	$37.7		52.7%
Adjusted EBITDA margin	18.9%	16.9%	200	bps		19.2%	16.2%	300	bps
n/m = not meaningful
Net sales for the three month period increased due to continued growth in both our aquatic and companion animal categories with broad-based demand across distribution channels led by e-commerce growth and acquisition sales of $26.8 million from the Omega and Armitage acquisitions. Organic net sales increased $23.8 million, or 10.0%, excluding favorable foreign currency exchange impact and acquisition sales. Net sales for the six month period increased due to continued growth in both our aquatic and companion animal categories with broad-based demand across distribution channels led by e-commerce growth and acquisition sales of $47.1 million from the Omega and Armitage acquisitions. Organic net sales increased $69.0 million, or 15.6% excluding favorable foreign exchange impact and acquisition sales.

Operating income, adjusted EBITDA, and margins for the three month period increased due to higher volumes with positive productivity, partially offset by higher inflation and distribution expenses and higher advertising and marketing investments. Operating income, adjusted EBITDA, and margins for the six month period increased due to higher volumes with positive productivity, partially offset higher inflation and distribution expenses and advertising and marketing investments, with increases in operating income and margin also attributable to the loss on asset held for sale of $25.7 million and impairment of intangible assets of $24.2 million in the prior year associated with the Coevorden divestiture, along with lower restructuring and distribution costs from exiting LATAM operating facilities in the prior year and incremental transaction related charges in the prior year.

Home and Garden

(in millions, except %)	Three Month Periods Ended		Variance			Six Month Periods Ended		Variance
	April 4, 2021	March 29, 2020				April 4, 2021	March 29, 2020
Net sales	$168.8	$139.1	$29.7		21.4%	$251.0	$185.0	$66.0		35.7%
Operating income	29.9	23.0	6.9		30.0%	29.4	14.4	15.0		104.2%
Operating income margin	17.7%	16.5%	120	bps		11.7%	7.8%	390	bps
Adjusted EBITDA	$34.8	$28.4	$6.4		22.5%	$45.3	$25.1	$20.2		80.5%
Adjusted EBITDA margin	20.6%	20.4%	20	bps		18.0%	13.6%	440	bps
n/m = not meaningful
Net sales and organic net sales for the three month period increased by growth in all product categories driven by strong early season orders across channels. Net sales and organic net sales for the six month period increased by growth in all product categories driven by strong early season orders across channels and strong off-season POS with home centers.
Operating income, adjusted EBITDA and margins increased due to higher volumes, favorable mix, and productivity improvements, partially offset by advertising and marketing investments and higher distribution expenses. Operating income, adjusted EBITDA and margins increased for the six month period ended due to higher volumes, favorable product mix and productivity improvements, partially offset by increased advertising and marketing investments and higher distribution expenses. Operating income for the six month period was partially offset by incremental legal reserve attributable to significant and unusual non-recurring claims.

Liquidity and Capital Resources
The following is a summary of the SBH and SB/RH cash flows from continuing operations for the six month periods ended April 4, 2021 and March 29, 2020, respectively.

	SBH		SB/RH
Six Month Periods Ended (in millions)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Operating activities	$(63.9)	$(184.6)	$(70.3)	$(395.3)
Investing activities	$(85.1)	$(17.0)	$(85.1)	$(17.0)
Financing activities	$(80.1)	$35.7	$(71.4)	$247.3
Cash Flows from Operating Activities
Cash flows from SBH continuing operations increased $120.7 million due to increased operating results from continuing operations, improved cash flow from working capital, coupled with a decrease in cash paid for restructuring of $32.8 million and cash paid for taxes of $10.7 million; partially offset by increase in cash paid for interest of $37.5 million and transaction related charges of $4.6 million. Cash flows from operating activities from continuing operations of SB/RH increased $325.0 million primarily due to the items previously discussed above except for an incremental operating cash outflow to its parent company for federal net operating losses under the Company’s tax sharing agreement in the prior year.
Cash Flows from Investing Activities
Cash flows from investing activities for SBH continuing operations decreased $68.1 million primarily due to increase in cash paid for acquisition business of $112.8 million due to the acquisition of Armitage, partially offset by net increase in proceeds from the sale of Energizer common stock of $44.5 million. The Company sold its remaining investment in Energizer common stock in January 2021. Capital expenditures decreased $3.6 million predominantly due to timing of capital activities as we expect to make investment in capital projects consistent to prior years. Cash flows from investing activities of SB/RH increased primarily due to the items previously discussed.
Cash Flows from Financing Activities
Cash flows from financing activities for continuing operations decreased $115.8 million primarily due to increased net proceeds from debt due to borrowings from the Revolver Facility in the prior year to support working capital needs, offset by increased stock repurchase activity in the prior year and payment of contingent consideration associated with the GBL divestiture in the prior year. During the six month period ended April 4, 2021, the Company realized $899.0 million of proceeds from new Term Loan Facility and issuance of senior notes, net discount, with payment of $800.0 million of outstanding principal on senior notes and make whole premiums of $23.4 million using proceeds, plus paydown of assumed debt from the acquisition of Armitage. Refer to Note 10 - Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information on debt borrowings. There has been no issuance of common stock, other than through the Company’s share-based compensation plans, with reduced spending on common stock repurchase activity of $322.5 million from the accelerated share repurchase arrangement and open market purchases in the prior year. See Note 15 – Shareholders’ Equity in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. During the six month period ended April 4, 2021 and March 29, 2020, SBH made cash dividend payments of $35.7 million and $39.1 million, or $0.42 per share, respectively. Cash flows from financing activity of SB/RH decreased $318.7 million and is highly dependent upon the financing cash flow activities of SBH.
Liquidity Outlook
Our ability to generate significant cash flow from operating activities coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payment on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based upon our current level of operations, existing cash balances and availability under our credit facility, we expect cash flows from operations to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. As of April 4, 2021, the Company had borrowing availability of $576.6 million, net of outstanding letters of credit, under our credit facility. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. Liquidity and capital resources of SB/RH are highly dependent upon the cash flow activities of SBH.
Short-term financing needs primarily consist of working capital requirements, restructuring initiatives, capital spending, and periodic principal and interest payments on our long-term debt. Long-term financing needs depend largely on potential growth opportunities, including acquisition activity and repayment or refinancing of our long-term obligations. We may, from time-to-time, seek to repurchase shares of our common stock. Such repurchases, if any will depend on prevailing market conditions, our liquidity requirements, and other factors. Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt, and raise equity under terms that are favorable to us. We also have long-term obligations associated with defined benefit plans with expected minimum required contributions that are not considered significant to the consolidated group.
We maintain a capital structure that we believe provides us with sufficient access to credit markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. At April 4, 2021, we were in compliance with all covenants under the Senior Credit Agreement and the indentures governing the 3.875% Notes, 5.00% Notes, 5.50% Notes, 5.75% Notes, and 4.00% Notes.
A portion of our cash balance is located outside the U.S. given our international operations. We manage our worldwide cash requirements centrally by reviewing available cash balances across our worldwide group and the cost effectiveness with which this cash can be accessed. We generally repatriate cash from non-U.S. subsidiaries, provided the cost of the repatriation is not considered material. The counterparties that hold our deposits consist of major financial institutions.
The majority of our business is not considered seasonal with a year round selling cycle that is overall consistent during the fiscal year with the exception of our H&G segment. H&G sales typically peak during the first six months of the calendar year (the Company's second and third fiscal quarters) due to customer seasonal purchasing patterns and the timing of promotional activity. This seasonality requires the Company to ship large quantities of product ahead of peak consumer buying season that can impact cash flow demands to meet manufacturing and inventory requirements earlier in the fiscal year, as well as extended credit terms and/or promotional discounts throughout the peak season.

The Company enters into factoring agreements and customers' supply chain financing arrangements to provide for the sale of certain trade receivables to unrelated third-party financial institutions. The factored receivables are accounted for as a sale without recourse, and the balance of the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction, with the proceeds received recognized as an operating cash flow. Additionally, the Company facilitates a voluntary supply chain financing program to provide certain of its suppliers with the opportunity to sell receivables due from the Company (the Company's trade payables) to an unrelated third-party financial institution under the sole discretion of the supplier and the participating financial institution. There are no guarantees provided by the Company or its subsidiaries and we do not enter into any agreements with the suppliers regarding their participation. The Company's responsibility is limited to payments on the original terms negotiated with its suppliers, regardless of whether the suppliers sell their receivables to the financial institution, and continue to be recognized as accounts payable on the Company's Condensed Consolidated Balance Sheet with cash flow activity recognized as an operating cash flow.
The COVID-19 pandemic has not, as of the date of this report, materially impacted our operations or demand for our products and has not had a materially negative impact on the Company’s liquidity position, although there can be no assurance that it won't have a material negative impact on us in the future. Nonetheless, we continue to actively monitor our global cash balances and liquidity, and if necessary, could reinitiate mitigating efforts to manage non-critical capital spend and assess operating spend to preserve cash and liquidity..  During the prior year, we had temporarily suspended treasury repurchase activity, but given the improved economic situation and the Company's liquidity, we may consider opportunistic share repurchases from time-to-time. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
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

Guarantor Statements - SB/RH
SBI has issued the 5.00% Notes under the 2029 Indenture, the 5.50% Notes under the 2030 Indenture, the 5.75% Notes under the 2025 Indenture, the 4.00% Notes under the 2026 Indenture, and the 3.875% Notes under 2031 Indenture (collectively, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by SB/RH and SBI’s domestic subsidiaries. The Notes and the related guarantees rank equally in right of payment with all of SBI and the guarantors’ existing and future senior indebtedness and rank senior in right of payment to all of SBI and the guarantors’ future indebtedness that expressively provide for its subordination to the Notes and the related guarantees. Non-guarantor subsidiaries primarily consist of SBI’s foreign subsidiaries.
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

	Six Month Period Ended	Year Ended
(in millions)	April 4, 2021	September 30, 2020
Statements of Operations Data
Third party net sales	$1,565.2	$2,868.5
Intercompany net sales to non-guarantor subsidiaries	41.0	63.5
Total net sales	1,606.2	2,932.0
Gross profit	524.6	938.0
Operating income	114.3	187.4
Net income (loss) from continuing operations	6.2	(46.8)
Net income (loss)	4.9	(32.8)
Net income (loss) attributable to controlling interest	4.9	(32.8)
Statements of Financial Position Data
Current Assets	$1,415.1	$1,342.0
Noncurrent Assets	2,709.4	2,804.6
Current Liabilities	840.0	881.7
Noncurrent Liabilities	3,053.7	3,020.4
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of April 4, 2021 and September 30, 2020 are as follows:

(in millions)	April 4, 2021	September 30, 2020
Statements of Financial Position Data
Current receivables from non-guarantor subsidiaries	$325.2	$161.1
Long-term receivable from non-guarantor subsidiaries	13.0	—
Current payable to non-guarantor subsidiaries	327.3	368.4
Long-term debt with non-guarantor subsidiaries	172.8	212.0

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
No material change in the Company’s market risk has occurred during the six month period ended April 4, 2021 other than the change in interest rate risk attributable to the issuance of the new Term Loan Facility. For additional information, refer to Note 10 – Debt and Note 12 – Derivatives to the Condensed Consolidated Financial Statement included elsewhere in the Quarterly Report and to Part II, Items 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
Interest Rate Risk
Our Revolver Facility and and Term Loan Facility have a variable interest rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. The general levels of U.S., European Union interest rates and LIBOR affect interest expense. As of April 4, 2021, we had $402.6 million subject to variable interest rates, or 15.4% of total debt. Assuming an increase to market rates of 1% as of April 4, 2021, we would incur an increase to interest expense of $4.1 million. Our Term Loan Facility and Revolver Facility allows for the LIBO rate to be phased out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition.

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
Changes in Internal Control Over Financial Reporting. During the three month period ended April 4, 2021, SBH continued updating certain internal controls and supporting processes to address previously identified material weakness related to ineffective information technology general controls (ITGCs) related to user access and role change reviews over certain information technology systems in the EMEA region attributable to ineffective risk assessment and communication of control activities related to the transfer of ITGC operations provided TSAs. SBH will continue to develop and update such internal controls and processes during the fiscal year to fully remediate the identified deficiencies. Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the three month period ended April 4, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting. During the three month period ended April 4, 2021, SB/RH continued updating certain internal controls and supporting processes to address previously identified material weakness related to ineffective information technology general controls (ITGCs) related to user access and role change reviews over certain information technology systems in the EMEA region attributable to ineffective risk assessment and communication of control activities related to the transfer of ITGC operations provided TSAs. SB/RH will continue to develop and update such internal controls and processes during the fiscal year to fully remediate the identified deficiencies. Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the three month period ended April 4, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on November 18, 2020. We believe that at April 4, 2021, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On July 24, 2018, the Board of Directors approved a $1 billion common stock repurchase program. The authorization is effective for 36 months. The following table summarizes the common stock repurchases under the program for the six month period ended April 4, 2021:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Approximate Dollar Value of Shares that may Yet Be Purchased
As of September 30, 2020	10,686,937	$56.66	10,686,937	$394,436,227
October 1, 2020 to November 1, 2020	—	—	—	394,436,227
November 2, 2020 to November 29, 2020	647,498	65.27	647,498	352,176,858
November 30, 2020 to January 3, 2021	—	—	—	352,176,858
As of January 3, 2021	11,334,435	57.16	11,334,435	352,176,858
January 4, 2021 to January 31, 2021	—	—	—	352,176,858
February 1, 2021 to February 28, 2021	—	—	—	352,176,858
March 1, 2021 to April 4, 2021	—	—	—	352,176,858
As of April 4, 2021	11,334,435	$57.16	11,334,435	$352,176,858
On May 4, 2021, subsequent to the balance sheet date, the Board of Directors approved a new share repurchase program authorizing the purchase of up to $1 billion of common stock. The new share repurchase program commences immediately and replaces the previous program. The authorization is effective for 36 months. The repurchase permits shares to be repurchased in open market or through privately negotiated transactions, including by direct purchases or purchases pursuant to derivative instruments or other transactions (including pursuant to accelerated share repurchase agreements, the writing and settlement of put options and the purchase and exercise of call options). The number of shares to be repurchased and the timing of any repurchases will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements. The share repurchase program may be suspended, amended or discontinued at any time.
Item 5.    Other Information
None
Item 6.    Exhibits
Please refer to the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2021
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2021
SB/RH HOLDINGS, LLC
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 4.1
Indenture governing the 3.875% Senior Notes due 2031, dated as of March 3, 2021, among Spectrum Brands, Inc., the guarantors party thereto and US Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on March 3, 2021 (File No. 001-4219).

Exhibit 10.1
First Amendment to Amended and Restated Credit Agreement, dated as of March 3, 2021 (to the Amended and Restated Credit Agreement dated as of June 30, 2020), by and among the Company, SB/RH Holdings, Royal Bank of Canada, as the administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on March 3, 2021 (File No. 001-4219).

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

Exhibit 10.4	Form of Restricted Stock Unit Award Agreement effective as of December 22, 2020
Exhibit 10.5	Form of Performance Based Restricted Stock Unit Agreement effective as of December 22, 2020
Exhibit 10.6	Form of Service Based Restricted Stock Unit Agreement effective as of December 22, 2020
Exhibit 21.1	List of Guarantor Subsidiaries*
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