Form 10-Q
period 2021-07-04
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2021-08-06
CIK 109177, 1592706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021
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
As of August 3, 2021, there were 42,526,120 shares outstanding of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.
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
•the impact of cybersecurity breaches or our actual or perceived failure to protect company and personal data, including our failure to comply with new or increasingly complex global data privacy regulations;
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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
As of July 4, 2021, and September 30, 2020
(unaudited)

(in millions)	July 4, 2021	September 30, 2020
Assets
Cash and cash equivalents	$130.2	$531.6
Trade receivables, net	479.5	501.1
Other receivables	75.0	74.2
Inventories	908.3	557.7
Prepaid expenses and other current assets	81.9	63.5
Total current assets	1,674.9	1,728.1
Property, plant and equipment, net	390.6	396.5
Operating lease assets	118.3	103.8
Deferred charges and other	51.0	115.2
Goodwill	1,583.9	1,332.0
Intangible assets, net	1,605.9	1,431.7
Total assets	$5,424.6	$5,107.3
Liabilities and Shareholders' Equity
Current portion of long-term debt	$17.7	$15.3
Accounts payable	522.5	557.5
Accrued wages and salaries	89.8	95.0
Accrued interest	36.0	38.5
Other current liabilities	266.9	238.6
Total current liabilities	932.9	944.9
Long-term debt, net of current portion	2,651.1	2,461.0
Long-term operating lease liabilities	99.7	88.8
Deferred income taxes	105.1	65.4
Other long-term liabilities	127.6	131.4
Total liabilities	3,916.4	3,691.5
Commitments and contingencies (Note 19)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	2,058.0	2,054.3
Accumulated earnings	328.1	243.9
Accumulated other comprehensive loss, net of tax	(239.6)	(284.7)
Treasury stock	(646.1)	(606.5)
Total shareholders' equity	1,500.9	1,407.5
Non-controlling interest	7.3	8.3
Total equity	1,508.2	1,415.8
Total liabilities and equity	$5,424.6	$5,107.3
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Income
For the three and nine month periods ended July 4, 2021 and June 28, 2020
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except per share)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net Sales	$1,162.8	$984.3	$3,457.5	$2,793.6
Cost of goods sold	755.1	635.7	2,222.1	1,834.2
Restructuring and related charges	0.3	(0.3)	1.7	12.5
Gross profit	407.4	348.9	1,233.7	946.9
Selling	189.8	141.3	529.8	437.4
General and administrative	85.6	83.6	266.4	245.7
Research and development	13.1	9.7	36.1	29.7
Restructuring and related charges	9.8	12.5	21.7	49.1
Transaction related charges	11.1	6.1	41.4	17.4
Loss on assets held for sale	—	1.1	—	26.8
Write-off from impairment of intangible assets	—	—	—	24.2
Total operating expenses	309.4	254.3	895.4	830.3
Operating income	98.0	94.6	338.3	116.6
Interest expense	31.4	36.1	133.7	106.5
Gain from extinguishment of Salus CLO debt	—	(76.2)	—	(76.2)
Other non-operating expense (income), net	3.0	(56.5)	(4.6)	10.2
Income from continuing operations before income taxes	63.6	191.2	209.2	76.1
Income tax expense	27.7	53.6	63.3	35.3
Net income from continuing operations	35.9	137.6	145.9	40.8
(Loss) income from discontinued operations, net of tax	(5.2)	8.0	(6.6)	12.2
Net income	30.7	145.6	139.3	53.0
Net income (loss) attributable to non-controlling interest	—	0.5	(0.1)	0.6
Net income attributable to controlling interest	$30.7	$145.1	$139.4	$52.4
Amounts attributable to controlling interest
Net income from continuing operations attributable to controlling interest	$35.9	$137.1	$146.0	$40.2
Net (loss) income from discontinued operations attributable to controlling interest	(5.2)	8.0	(6.6)	12.2
Net income attributable to controlling interest	$30.7	$145.1	$139.4	$52.4
Earnings Per Share
Basic earnings per share from continuing operations	$0.84	$3.19	$3.42	$0.89
Basic earnings per share from discontinued operations	(0.12)	0.18	(0.15)	0.27
Basic earnings per share	$0.72	$3.37	$3.27	$1.16
Diluted earnings per share from continuing operations	$0.84	$3.18	$3.40	$0.89
Diluted earnings per share from discontinued operations	(0.12)	0.18	(0.15)	0.27
Diluted earnings per share	$0.72	$3.36	$3.25	$1.16
Dividend per share	$0.42	$0.42	$1.26	$1.26
Weighted Average Shares Outstanding
Basic	42.6	43.1	42.7	45.3
Diluted	42.9	43.2	42.9	45.4
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Comprehensive Income
For the three and nine month periods ended July 4, 2021 and June 28, 2020
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net income	$30.7	$145.6	$139.3	$53.0
Other comprehensive income
Foreign currency translation gain (loss)	0.9	7.5	42.6	(13.3)
Deferred tax effect	0.9	(0.1)	1.2	—
Net unrealized gain (loss) on foreign currency translation	1.8	7.4	43.8	(13.3)
Unrealized gain (loss) on derivative instruments
Unrealized loss on hedging activity before reclassification	(1.0)	(2.1)	(7.6)	(0.5)
Net reclassification for loss (gain) to income from continuing operations	2.8	(2.0)	8.4	(6.3)
Unrealized gain (loss) on hedging instruments after reclassification	1.8	(4.1)	0.8	(6.8)
Deferred tax effect	(0.4)	1.7	(0.3)	2.8
Net unrealized gain (loss) on hedging derivative instruments	1.4	(2.4)	0.5	(4.0)
Defined benefit pension gain
Defined benefit pension (loss) gain before reclassification	(0.2)	(0.8)	(1.5)	3.0
Net reclassification for loss to income from continuing operations	1.1	1.0	3.3	3.1
Defined benefit pension gain after reclassification	0.9	0.2	1.8	6.1
Deferred tax effect	(0.2)	—	(0.6)	(0.4)
Net defined benefit pension gain	0.7	0.2	1.2	5.7
Deconsolidation of discontinued operations and assets held for sale	—	—	—	8.1
Net change to derive comprehensive income (loss) for the periods	3.9	5.2	45.5	(3.5)
Comprehensive income	34.6	150.8	184.8	49.5
Comprehensive income attributable to non-controlling interest	0.1	—	0.4	—
Comprehensive income attributable to controlling interest	$34.5	$150.8	$184.4	$49.5
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholder’s Equity
For the nine month period ended July 4, 2021
(unaudited)

Nine Month Period Ended July 4, 2021	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2020	43.1	$0.5	$2,054.3	$243.9	$(284.7)	$(606.5)	$1,407.5	$8.3	$1,415.8
Net income from continuing operations	—	—	—	72.4	—	—	72.4	0.8	73.2
Loss from discontinued operations, net of tax	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Other comprehensive income, net of tax	—	—	—	—	16.2	—	16.2	0.4	16.6
Treasury stock repurchases	(0.6)	—	—	—	—	(42.3)	(42.3)	—	(42.3)
Restricted stock issued and related tax withholdings	0.2	—	(18.6)	—	—	11.7	(6.9)	—	(6.9)
Share based compensation	—	—	7.5	—	—	—	7.5	—	7.5
Dividends declared	—	—	—	(18.4)	—	—	(18.4)	—	(18.4)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(1.0)	(1.0)
Balances as of January 3, 2021	42.7	0.5	2,043.2	297.6	(268.5)	(637.1)	1,435.7	8.5	1,444.2
Net income (loss) from continuing operations	—	—	—	37.7	—	—	37.7	(0.9)	36.8
Loss from discontinued operations, net of tax	—	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Sale and deconsolidation of assets held for sale	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	25.1	—	25.1	(0.1)	25.0
Restricted stock issued and related tax withholdings	—	—	(0.1)	—	—	0.1	—	—	—
Share based compensation	—	—	8.5	—	—	—	8.5	—	8.5
Dividends declared	—	—	—	(18.5)	—	—	(18.5)	—	(18.5)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(0.3)	(0.3)
Balances as of April 4, 2021	42.7	0.5	2,051.6	315.7	(243.4)	(637.0)	1,487.4	7.2	1,494.6
Net income from continuing operations	—	—	—	35.9	—	—	35.9	—	35.9
Loss from discontinued operations, net of tax	—	—	—	(5.2)	—	—	(5.2)	—	(5.2)
Other comprehensive income, net of tax	—	—	—	—	3.8	—	3.8	0.1	3.9
Restricted stock issued and related tax withholdings	—	—	(1.1)	—	—	1.1	—	—	—
Treasury stock repurchases	(0.1)	—	—	—	—	(10.2)	(10.2)	—	(10.2)
Share based compensation	—	—	7.5	—	—	—	7.5	—	7.5
Dividends declared	—	—	—	(18.3)	—	—	(18.3)	—	(18.3)
Balances at July 4, 2021	42.6	$0.5	$2,058.0	$328.1	$(239.6)	$(646.1)	$1,500.9	$7.3	$1,508.2
See accompanying notes to the condensed consolidated financial statements
SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholder’s Equity
For the nine month period ended June 28, 2020
(unaudited)

Nine Month Period Ended June 28, 2020	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2019	48.8	$0.5	$2,031.1	$223.8	$(273.6)	$(260.9)	$1,720.9	$8.0	$1,728.9
Net (loss) income from continuing operations	—	—	—	(38.6)	—	—	(38.6)	0.9	(37.7)
Income from discontinued operations, net of tax	—	—	—	2.8	—	—	2.8	—	2.8
Other comprehensive income, net of tax	—	—	—	—	24.2	—	24.2	0.1	24.3
Treasury stock repurchases	(1.5)	—	—	—	—	(90.6)	(90.6)	—	(90.6)
Accelerated share repurchase pending final settlement	(1.7)	—	(18.7)	—	—	(106.3)	(125.0)	—	(125.0)
Restricted stock issued and related tax withholdings	0.5	—	(13.3)	—	—	18.2	4.9	—	4.9
Share based compensation	—	—	8.5	—	—	—	8.5	—	8.5
Dividends declared	—	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Cumulative adjustment for adoption of new accounting standards	—	—	—	(0.3)	0.3	—	—	—	—
Balances as of December 29, 2019	46.1	0.5	2,007.6	167.5	(249.1)	(439.6)	1,486.9	9.0	1,495.9
Net loss from continuing operations	—	—	—	(58.4)	—	—	(58.4)	(0.8)	(59.2)
Income from discontinued operations, net of tax	—	—	—	1.4	—	—	1.4	—	1.4
Sale and deconsolidation of assets held for sale	—	—	—	—	8.1	—	8.1	—	8.1
Other comprehensive loss, net of tax	—	—	—	—	(41.0)	—	(41.0)	(0.1)	(41.1)
Treasury stock repurchases	(2.7)	—	—	—	—	(149.2)	(149.2)	—	(149.2)
Accelerated share repurchase final settlement	(0.3)	—	18.5	—	—	(18.5)	—	—	—
Restricted stock issued and related tax withholdings	—	—	(0.7)	—	—	0.4	(0.3)	—	(0.3)
Share based compensation	—	—	8.9	—	—	—	8.9	—	8.9
Dividends declared	—	—	—	(19.7)	—	—	(19.7)	—	(19.7)
Balances as of March 29, 2020	43.1	0.5	2,034.3	90.8	(282.0)	(606.9)	1,236.7	8.1	1,244.8
Net income from continuing operations	—	—	—	137.1	—	—	137.1	0.5	137.6
Income from discontinued operations, net of tax	—	—	—	8.0	—	—	8.0	—	8.0
Other comprehensive income, net of tax	—	—	—	—	5.2	—	5.2	—	5.2
Restricted stock issued and related tax withholdings	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Share based compensation	—	—	8.6	—	—	—	8.6	—	8.6
Dividends declared	—	—	—	(18.6)	—	—	(18.6)	—	(18.6)
Balances at June 28, 2020	43.1	$0.5	$2,042.8	$217.3	$(276.8)	$(606.9)	$1,376.9	$8.6	$1,385.5
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the nine month periods ended July 4, 2021 and June 28, 2020
(unaudited)

	Nine Month Periods Ended
(in millions)	July 4, 2021	June 28, 2020
Cash flows from operating activities
Net income	$139.3	$53.0
(Loss) income from discontinued operations, net of tax	(6.6)	12.2
Net income from continuing operations	145.9	40.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	113.0	113.1
Share based compensation	23.5	38.8
(Gain) loss on equity investments	(6.9)	8.2
Loss on assets held for sale	—	26.8
Write-off from impairment of intangible assets	—	24.2
Amortization of debt issuance costs and debt discount	4.3	3.7
Write-off of unamortized discount and debt issuance costs	7.9	1.1
Gain from extinguishment of Salus CLO debt	—	(76.2)
Inventory acquisition step-up	4.7	—
Deferred tax expense	20.3	5.3
Net changes in operating assets and liabilities	(287.9)	(150.4)
Net cash provided by operating activities from continuing operations	24.8	35.4
Net cash used by operating activities from discontinued operations	(15.9)	—
Net cash provided by operating activities	8.9	35.4
Cash flows from investing activities
Purchases of property, plant and equipment	(43.3)	(44.5)
Proceeds from disposal of property, plant and equipment	—	0.7
Proceeds from sale of assets held for sale	—	30.1
Proceeds from sale of discontinued operations, net of cash	—	3.6
Business acquisitions, net of cash acquired	(429.5)	(17.0)
Proceeds from sale of equity investment	73.1	68.0
Other investing activity	(0.4)	2.5
Net cash (used) provided by investing activities	(400.1)	43.4
Cash flows from financing activities
Payment of debt, including premium on extinguishment	(885.3)	(132.7)
Proceeds from issuance of debt	997.0	528.0
Payment of debt issuance costs	(12.6)	(0.8)
Payment of contingent consideration	—	(197.0)
Treasury stock purchases	(52.5)	(239.8)
Accelerated share repurchase	—	(125.0)
Dividends paid to shareholders	(53.6)	(57.2)
Dividends paid by subsidiary to non-controlling interest	(1.3)	—
Share based award tax withholding payments, net of proceeds upon vesting	(7.2)	(12.6)
Other financing activity	0.3	—
Net cash used by financing activities	(15.2)	(237.1)
Effect of exchange rate changes on cash and cash equivalents	5.0	—
Net change in cash, cash equivalents and restricted cash in continuing operations	(401.4)	(158.3)
Cash, cash equivalents, and restricted cash, beginning of period	533.8	627.1
Cash, cash equivalents, and restricted cash, end of period	$132.4	$468.8
Supplemental disclosure of cash flow information
Cash paid for interest	$100.8	$92.1
Cash paid for taxes	$28.7	$34.7
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$1.3	$3.6
Non cash financing activities
Issuance of shares through stock compensation plan	$17.8	$39.3
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Financial Position
As of July 4, 2021 and September 30, 2020
(unaudited)

(in millions)	July 4, 2021	September 30, 2020
Assets
Cash and cash equivalents	$128.5	$527.6
Trade receivables, net	479.5	501.1
Other receivables	156.5	155.2
Inventories	908.3	557.7
Prepaid expenses and other current assets	81.9	63.5
Total current assets	1,754.7	1,805.1
Property, plant and equipment, net	390.6	396.5
Operating lease assets	118.3	103.8
Deferred charges and other	51.0	115.2
Goodwill	1,583.9	1,332.0
Intangible assets, net	1,605.9	1,431.7
Total assets	$5,504.4	$5,184.3
Liabilities and Shareholder's Equity
Current portion of long-term debt	$17.7	$15.3
Accounts payable	522.7	557.5
Accrued wages and salaries	89.7	95.0
Accrued interest	36.0	38.5
Other current liabilities	294.5	236.0
Total current liabilities	960.6	942.3
Long-term debt, net of current portion	2,651.1	2,461.0
Long-term operating lease liabilities	99.7	88.8
Deferred income taxes	296.7	288.7
Other long-term liabilities	134.7	138.3
Total liabilities	4,142.8	3,919.1
Commitments and contingencies (Note 19)
Shareholder's equity
Other capital	2,169.4	2,154.1
Accumulated deficit	(577.2)	(614.2)
Accumulated other comprehensive loss, net of tax	(239.5)	(284.6)
Total shareholder's equity	1,352.7	1,255.3
Non-controlling interest	8.9	9.9
Total equity	1,361.6	1,265.2
Total liabilities and equity	$5,504.4	$5,184.3
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Income
For the three and nine month periods ended July 4, 2021 and June 28, 2020
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net Sales	$1,162.8	$984.3	$3,457.5	$2,793.6
Cost of goods sold	755.1	635.7	2,222.1	1,834.2
Restructuring and related charges	0.3	(0.3)	1.7	12.5
Gross profit	407.4	348.9	1,233.7	946.9
Selling	189.8	141.3	529.8	437.4
General and administrative	84.1	82.0	263.6	239.5
Research and development	13.1	9.7	36.1	29.7
Restructuring and related charges	9.8	12.5	21.7	49.1
Transaction related charges	11.1	6.1	41.4	17.4
Loss on assets held for sale	—	1.1	—	26.8
Write-off from impairment of intangible assets	—	—	—	24.2
Total operating expenses	307.9	252.7	892.6	824.1
Operating income	99.5	96.2	341.1	122.8
Interest expense	31.5	36.0	133.9	106.0
Other non-operating expense (income), net	2.9	(56.5)	(4.6)	10.2
Income from continuing operations before income taxes	65.1	116.7	211.8	6.6
Income tax expense	28.2	35.4	63.9	18.8
Net income (loss) from continuing operations	36.9	81.3	147.9	(12.2)
(Loss) income from discontinued operations, net of tax	(5.2)	8.0	(6.6)	12.2
Net income	31.7	89.3	141.3	—
Net income (loss) attributable to non-controlling interest	—	0.5	(0.1)	0.6
Net income (loss) attributable to controlling interest	$31.7	$88.8	$141.4	$(0.6)
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$36.9	$80.8	$148.0	$(12.8)
Net (loss) income from discontinued operations attributable to controlling interest	(5.2)	8.0	(6.6)	12.2
Net income (loss) attributable to controlling interest	$31.7	$88.8	$141.4	$(0.6)
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Comprehensive Income
For the three and nine month periods ended July 4, 2021 and June 28, 2020
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net income	$31.7	$89.3	$141.3	$—
Other comprehensive income (loss)
Foreign currency translation gain (loss)	0.9	7.5	42.6	(13.3)
Deferred tax effect	0.9	(0.1)	1.2	—
Net unrealized gain (loss) on foreign currency translation	1.8	7.4	43.8	(13.3)
Unrealized gain (loss) on derivative instruments
Unrealized loss on hedging activity before reclassification	(1.0)	(2.1)	(7.6)	(0.5)
Net reclassification for loss (gain) to income from continuing operations	2.8	(2.0)	8.4	(6.3)
Unrealized gain (loss) on hedging instruments after reclassification	1.8	(4.1)	0.8	(6.8)
Deferred tax effect	(0.4)	1.7	(0.3)	2.8
Net unrealized gain (loss) on hedging derivative instruments	1.4	(2.4)	0.5	(4.0)
Defined benefit pension gain
Defined benefit pension (loss) gain before reclassification	(0.2)	(0.8)	(1.5)	3.0
Net reclassification for loss to income from continuing operations	1.1	1.0	3.3	3.1
Defined benefit pension gain after reclassification	0.9	0.2	1.8	6.1
Deferred tax effect	(0.2)	—	(0.6)	(0.4)
Net defined benefit pension gain	0.7	0.2	1.2	5.7
Deconsolidation of discontinued operations and assets held for sale	—	—	—	8.1
Net change to derive comprehensive income (loss) for the period	3.9	5.2	45.5	(3.5)
Comprehensive income (loss)	35.6	94.5	186.8	(3.5)
Comprehensive income attributable to non-controlling interest	0.1	—	0.4	—
Comprehensive income (loss) attributable to controlling interest	$35.5	$94.5	$186.4	$(3.5)
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder’s Equity
For the nine month period ended July 4, 2021
(unaudited)

Nine Month Period Ended July 4, 2021 (in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2020	$2,154.1	$(614.2)	$(284.6)	$1,255.3	$9.9	$1,265.2
Net income from continuing operations	—	72.8	—	72.8	0.8	73.6
Loss from discontinued operations, net of tax	—	(0.3)	—	(0.3)	—	(0.3)
Other comprehensive income, net of tax	—	—	16.2	16.2	0.4	16.6
Restricted stock issued and related tax withholdings	(7.1)	—	—	(7.1)	—	(7.1)
Share based compensation	7.5	—	—	7.5	—	7.5
Dividends paid to parent	—	(60.1)	—	(60.1)	—	(60.1)
Dividend paid by subsidiary to NCI	—	—	—	—	(1.0)	(1.0)
Balances as of January 3, 2021	2,154.5	(601.8)	(268.4)	1,284.3	10.1	1,294.4
Net income (loss) from continuing operations	—	38.2	—	38.2	(0.9)	37.3
Loss from discontinued operations, net of tax	—	(1.1)	—	(1.1)	—	(1.1)
Other comprehensive income (loss), net of tax	—	—	25.1	25.1	(0.1)	25.0
Share based compensation	8.0	—	—	8.0	—	8.0
Dividends paid to parent	—	(16.1)	—	(16.1)	—	(16.1)
Dividend paid by subsidiary to NCI	—	—	—	—	(0.3)	(0.3)
Balances as of April 4, 2021	2,162.5	(580.8)	(243.3)	1,338.4	8.8	1,347.2
Net income from continuing operations	—	36.9	—	36.9	—	36.9
Loss from discontinued operations, net of tax	—	(5.2)	—	(5.2)	—	(5.2)
Other comprehensive income, net of tax	—	—	3.8	3.8	0.1	3.9
Share based compensation	6.9	—	—	6.9	—	6.9
Dividends paid to parent	—	(28.1)	—	(28.1)	—	(28.1)
Balances at July 4, 2021	$2,169.4	$(577.2)	$(239.5)	$1,352.7	$8.9	$1,361.6
See accompanying notes to the condensed consolidated financial statements
SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder’s Equity
For the nine month period ended June 28, 2020
(unaudited)

Nine Month Period Ended June 28, 2020 (in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2019	$2,113.3	$(414.7)	$(273.5)	$1,425.1	$9.6	$1,434.7
Net (loss) income from continuing operations	—	(37.7)	—	(37.7)	0.9	(36.8)
Income from discontinued operations, net of tax	—	2.8	—	2.8	—	2.8
Other comprehensive income, net of tax	—	—	24.2	24.2	0.1	24.3
Restricted stock issued and related tax withholdings	4.9	—	—	4.9	—	4.9
Share based compensation	8.5	—	—	8.5	—	8.5
Dividends paid to parent	—	(36.7)	—	(36.7)	—	(36.7)
Cumulative adjustment for adoption of new accounting standards	—	(0.3)	0.3	—	—	—
Balances as of December 29, 2019	2,126.7	(486.6)	(249.0)	1,391.1	10.6	1,401.7
Net loss from continuing operations	—	(55.8)	—	(55.8)	(0.8)	(56.6)
Income from discontinued operations, net of tax	—	1.4	—	1.4	—	1.4
Sale and deconsolidation of assets held for sale	—	—	8.1	8.1	—	8.1
Other comprehensive loss, net of tax	—	—	(41.0)	(41.0)	(0.1)	(41.1)
Restricted stock issued and related tax withholdings	(0.3)	—	—	(0.3)	—	(0.3)
Share based compensation	8.3	—	—	8.3	—	8.3
Dividends paid to parent	—	(168.2)	—	(168.2)	—	(168.2)
Balances as of March 29, 2020	2,134.7	(709.2)	(281.9)	1,143.6	9.7	1,153.3
Net income from continuing operations	—	80.8	—	80.8	0.5	81.3
Income from discontinued operations, net of tax	—	8.0	—	8.0	—	8.0
Other comprehensive income, net of tax	—	—	5.2	5.2	—	5.2
Share based compensation	8.2	—	—	8.2	—	8.2
Dividends paid to parent	—	(18.1)	—	(18.1)	—	(18.1)
Balances at June 28, 2020	$2,142.9	$(638.5)	$(276.7)	$1,227.7	$10.2	$1,237.9
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Cash Flows
For the nine month periods ended July 4, 2021 and June 28, 2020
(unaudited)

	Nine Month Periods Ended
(in millions)	July 4, 2021	June 28, 2020
Cash flows from operating activities
Net income	$141.3	$—
(Loss) income from discontinued operations, net of tax	(6.6)	12.2
Net income (loss) from continuing operations	147.9	(12.2)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	113.0	113.1
Share based compensation	22.4	37.9
(Gain) loss on equity investments	(6.9)	8.2
Loss on assets held for sale	—	26.8
Write-off from impairment of intangible assets	—	24.2
Amortization of debt issuance costs and debt discount	4.3	2.8
Write-off of unamortized discount and debt issuance costs	7.9	1.1
Inventory acquisition step-up	4.7	—
Deferred tax expense	20.9	21.8
Net changes in operating assets and liabilities	(295.8)	(398.7)
Net cash provided (used) by operating activities from continuing operations	18.4	(175.0)
Net cash used by operating activities from discontinued operations	(15.9)	—
Net cash provided (used) by operating activities	2.5	(175.0)
Cash flows from investing activities
Purchases of property, plant and equipment	(43.3)	(44.5)
Proceeds from disposal of property, plant and equipment	—	0.7
Proceeds from sale of assets held for sale	—	30.1
Proceeds from sale of discontinued operations, net of cash	—	3.6
Business acquisitions, net of cash acquired	(429.5)	(17.0)
Proceeds from sale of equity investment	73.1	68.0
Other investing activities	(0.4)	2.5
Net cash (used) provided by investing activities	(400.1)	43.4
Cash flows from financing activities
Payment of debt, including premium on extinguishment	(885.3)	(132.7)
Proceeds from issuance of debt	997.0	528.0
Payment of debt issuance costs	(12.6)	(0.8)
Payment of contingent consideration	—	(197.0)
Payment of cash dividends to parent	(104.3)	(223.0)
Dividends paid by subsidiary to non-controlling interest	(1.3)	—
Net cash used by financing activities	(6.5)	(25.5)
Effect of exchange rate changes on cash and cash equivalents	5.0	—
Net change in cash, cash equivalents and restricted cash	(399.1)	(157.1)
Cash, cash equivalents, and restricted cash, beginning of period	529.8	621.9
Cash, cash equivalents, and restricted cash, end of period	$130.7	$464.8
Supplemental disclosure of cash flow information
Cash paid for interest	$100.8	$92.1
Cash paid for taxes	$28.7	$34.7
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$1.3	$3.6
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
SBH’s and SB/RH’s fiscal year ends September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three and nine month periods included within this Quarterly Report for the Company are July 4, 2021 and June 28, 2020.
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
Transaction related charges
Transaction related charges consist of transaction costs from (1) qualifying acquisition transactions, whether or not consummated, associated with the purchase of net assets or equity interest of a business such as a business combination, equity investment, joint venture or purchase of non-controlling interest; (2) subsequent integration related project costs directly associated with an acquired business including costs for integration of acquired operations into the Company’s shared service platforms, termination of redundant positions and locations, employee transition costs, integration related professional fees and other post business combination expenses; and (3) divestiture support and separation costs consisting of incremental costs incurred by the continuing operations after completion of the transaction to facilitate separation of shared operations, development of transferred shared service operations, platforms and personnel transferred under the transaction. Divestiture-related charges prior to completion of the transaction qualifying as discontinued operations are recognized as a component of Income from Discontinued Operations, net of tax. Qualifying cost types include, but are not limited to, banking, advisory, legal, accounting, valuation, and other professional fees directly related to the respective transactions. See Note 2 - Divestitures and Note 3 – Acquisitions for further discussion. The following table summarizes transaction related charges incurred by the Company during the three and nine month periods ended July 4, 2021 and June 28, 2020:

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Rejuvenate acquisition and integration	$5.8	$—	$5.8	$—
Armitage acquisition and integration	1.0	—	7.7	—
Coevorden operations divestiture and separation	2.9	1.7	7.7	3.4
GBL divestiture and separation	0.3	2.5	3.0	7.6
Omega Sea acquisition and integration	—	0.1	0.2	1.5
Other	1.1	1.8	17.0	4.9
Total transaction related charges	$11.1	$6.1	$41.4	$17.4
NOTE 2 – DIVESTITURES
The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the accompanying Condensed Consolidated Statements of Income for the three and nine month periods ended July 4, 2021 and June 28, 2020:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
(Loss) income from discontinued operations before income taxes	$(5.2)	$(0.2)	$(6.5)	$3.6
Income tax benefit (expense) from discontinued operations	—	(8.2)	0.1	(8.6)
(Loss) income from discontinued operations, net of tax	(5.2)	8.0	(6.6)	12.2
(Loss) income from discontinued operations attributable to controlling interest, net of tax	$(5.2)	$8.0	$(6.6)	$12.2
During the three and nine month periods ended July 4, 2021 the Company recognized incremental pre-tax loss on sale for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreement for sale and divestiture of its Global Batteries & Lighting ("GBL") and Global Auto Care ("GAC") divisions to Energizer Holdings, Inc. ("Energizer") during the year ended September 30, 2019.
The Company and Energizer agreed to indemnify each other for losses arising from certain breaches of the acquisition agreement and for certain other matters. The Company has agreed to indemnify Energizer for certain liabilities relating to the assets retained by the Company, and Energizer agreed to indemnify the Company for certain liabilities assumed by Energizer, in each case as described in the acquisition agreements. As of July 4, 2021 and September 30, 2020, the Company recognized $36.8 million and $51.6 million, respectively, related to indemnification payables in accordance with the acquisition agreements, including $17.4 million and $33.0 million, respectively, within Other Current Liabilities, primarily attributable to current income tax indemnifications, and $19.4 million and $18.6 million, respectively, within Other Long-Term Liabilities on the Company’s Condensed Consolidated Statements of Financial Position, primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits.
Coevorden Operations
On March 29, 2020, the Company completed its sale of the dog and cat food (“DCF”) production facility and distribution center in Coevorden, Netherlands (“Coevorden Operations”) pursuant to an agreement with United Petfood Producers NV (“UPP”) for total cash proceeds of $29.0 million received during the year ended September 30, 2020. The divestiture did not constitute a strategic shift for the Company and therefore was not considered discontinued operations. The divestiture of the Coevorden Operations was defined as a disposal of a business and a component of the GPC segment and reporting unit, resulting in the allocation of $10.6 million of GPC goodwill to the disposal group based upon a relative fair-value allocation. Assets held for sale are recognized at their estimated fair value less cost to sell, which resulted in the recognition of a loss on assets held for sale of $26.8 million during the nine month period ended June 28, 2020.
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
NOTE 3 - ACQUISITIONS
Rejuvenate Acquisition
On May 28, 2021, the Company acquired all ownership interests in For Life Products, LLC ("FLP") for a purchase price of approximately $301.5 million. FLP is a leading manufacturer of household cleaning, maintenance, and restoration products sold under the Rejuvenate® brand. The net assets and operating results of FLP, since the acquisition date of May 28, 2021, are included in the Company’s Condensed Consolidated Statements of Income and reported within the H&G reporting segment for the three and nine month periods ended July 4, 2021.
The Company has recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the May 28, 2021 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets of $147.0 million was recorded as goodwill, which is deductible for tax purposes. Goodwill includes value associated with profits earned from market and expansion capabilities, synergies from integration and streamlining operational activities, the going concern of the business and the value of the assembled workforce. The preliminary fair values recorded were determined based upon a valuation with estimates and assumptions used in such valuation that are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to amounts for intangible assets, deferred taxes, and residual goodwill.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 3 - ACQUISITIONS (continued)
The calculation of purchase price and purchase price allocation is as follows:

(in millions)	Amount
Cash consideration	$301.1
Estimated working capital settlement	0.4
Total consideration	$301.5

(in millions)	Purchase Price Allocation
Cash and cash equivalents	$1.4
Trade receivables, net	10.2
Inventories	15.4
Prepaid expenses and other current assets	0.3
Property, plant and equipment, net	0.4
Goodwill	147.0
Intangible assets, net	128.7
Accounts payable	(1.7)
Accrued wages and salaries	(0.1)
Other current liabilities	(0.1)
Net assets acquired	$301.5
The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$119.0	Indefinite
Customer relationships	8.4	14 years
Technology	1.3	11 years
Total intangibles acquired	$128.7
The Company performed a valuation of the acquired inventories, tradenames, technology, and customer relationships. The fair value measurements are based on significant inputs not observable in the market, and therefore, represent Level 3 measurements. The following is a summary of significant inputs to the valuation:
Inventory – Acquired inventory consists of branded finished goods that were valued based on the comparative sales method, which estimates the expected sales price of the finished goods inventory, reduced for all costs expected to be incurred in its completion or disposition and a profit on those costs.
Tradename – The Company valued the tradename, Rejuvenate®, using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the tradename was not owned. A royalty rate of 12% for valuation of Rejuvenate® was selected based on consideration of several factors, including prior transactions, related trademarks and tradenames, other similar trademark licensing, and transaction agreements and the relative profitability and perceived contribution of the tradename. The discount rate applied to the projected cash flow was 10.5% based on the a weighted-average cost of capital for the overall business. The resulting discounted cash flows were then tax-effected at the applicable statutory rate.
Customer relationships – The Company valued customer relationships using an income approach, the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which are estimated using average annual expected growth rate of 4%. The Company assumed a customer retention rate of up to 98%, which is supported by historical retention rates. The discount rate applied to the projected cash flow was 10.5% and income taxes were estimated at the applicable statutory rate.
Technology – The Company valued technology using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. A royalty rate of 3% was selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. The discount rate applied to the projected cash flow was 10.5% and income taxes were estimated at the applicable statutory rate.
Pro forma results have not been presented as the Rejuvenate acquisition is not considered individually significant to the consolidated results of the Company.
Armitage Acquisition
On October 26, 2020, the Company acquired all of the stock of Armitage Pet Care Ltd ("Armitage") for approximately $187.7 million. Armitage is a premium pet treats and toys business headquartered in Nottingham, United Kingdom, including a portfolio of brands that include Armitage's dog treats brand, Good Boy®, cat treats brand, Meowee!® and Wildbird®, bird feed products, among others, that are predominantly sold within the United Kingdom. The net assets and operating results of Armitage, since the acquisition date of October 26, 2020, are included in the Company’s Condensed Consolidated Statements of Income and reported within the GPC reporting segment for the three and nine month periods ended July 4, 2021.

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
Tradenames - The Company valued the tradenames, Good Boy® brand portfolio and Wildbird® and Other brand portfolio, using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the tradenames were not owned. Royalty rates of 8% for valuation of Good Boy® and 3% for Wildbird® and Other were selected based on consideration of several factors, including prior transactions, related trademarks and tradenames, other similar trademark licensing, and transaction agreements and the relative profitability and perceived contribution of the tradenames. The discount rate applied to the projected cash flow was 11% based on the a weighted-average cost of capital for the overall business. The resulting discounted cash flows were then tax-effected at the applicable statutory rate.
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
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 4 - RESTRUCTURING AND RELATED CHARGES
Global Productivity Improvement Program – During the year ended September 30, 2019, the Company initiated a company-wide, multi-year program, which consists of various restructuring related initiatives to redirect resources and spending to drive growth, identify cost savings and pricing opportunities through standardization and optimization, develop organizational and operating optimization, and reduce overall operational complexity across the Company. Since the announcement of the project and completion of the Company’s divestitures of GBL and GAC during the year ended September 30, 2019, the project focus includes the transitioning of the Company’s continuing operations in a post-divestiture environment and separation from Energizer TSAs and reverse TSAs. Refer to Note 2 – Divestitures and Note 18 – Related Party Transactions for further discussion of continuing involvement with Energizer.  The initiative includes review of global processes and organization design and structures; headcount reductions and transfers; and rightsizing the Company’s shared operations and commercial business strategy in certain regions and local jurisdictions; among others. Total cumulative costs incurred associated with the project were $141.1 million as of July 4, 2021, with approximately $27.3 million forecasted in the foreseeable future. The project costs are anticipated to be incurred through the fiscal year ending September 30, 2022.
Other Restructuring Activities – The Company may enter into small, less significant initiatives and restructuring related activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial and occur over a shorter time period (generally less than 12 months).
The following summarizes restructuring and related charges for the three and nine month periods ended July 4, 2021 and June 28, 2020:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Global productivity improvement program	$4.8	$12.2	$15.7	$60.1
Other restructuring activities	5.3	—	7.7	1.5
Total restructuring and related charges	$10.1	$12.2	$23.4	$61.6
Reported as:
Cost of goods sold	$0.3	$(0.3)	$1.7	$12.5
Operating expense	9.8	12.5	21.7	49.1
The following is a summary of restructuring and related charges for the three and nine month periods ended July 4, 2021 and June 28, 2020, cumulative costs for current restructuring initiatives, and estimated future costs to be incurred as of July 4, 2021, by cost type.

(in millions)	Termination Benefits	Other Costs	Total
For the three month period ended July 4, 2021	$5.0	$5.1	$10.1
For the three month period ended June 28, 2020	0.5	11.7	12.2
For the nine month period ended July 4, 2021	8.3	15.1	23.4
For the nine month period ended June 28, 2020	11.9	49.7	61.6
Cumulative costs through July 4, 2021	25.0	116.1	141.1
Estimated future costs to be incurred	1.0	26.3	27.3
The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type for the nine month period ended July 4, 2021.

(in millions)	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2020	$4.1	$6.4	$10.5
Provisions	2.7	8.7	11.4
Cash expenditures	(2.1)	(13.0)	(15.1)
Non-cash items	—	0.1	0.1
Accrual balance at July 4, 2021	$4.7	$2.2	$6.9
The following summarizes restructuring and related charges by segment for the three and nine month periods ended July 4, 2021 and June 28, 2020, cumulative costs incurred through July 4, 2021, and estimated future costs to be incurred by the Company’s segments:

(in millions)	HHI	HPC	GPC	H&G	Corporate	Total
For the three month period ended July 4, 2021	$—	$2.1	$3.9	$—	$4.1	$10.1
For the three month period ended June 28, 2020	0.3	0.7	2.1	—	9.1	12.2
For the nine month period ended July 4, 2021	—	6.2	6.0	—	11.2	23.4
For the nine month period ended June 28, 2020	0.9	3.6	18.8	0.3	38.0	61.6
Cumulative costs through July 4, 2021	1.4	17.8	22.8	2.2	96.9	141.1
Estimated future costs to be incurred	0.8	0.9	3.5	2.1	20.0	27.3

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 5 – REVENUE RECOGNITION
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three and nine month periods ended July 4, 2021 and June 28, 2020, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	Three Month Period Ended July 4, 2021
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$405.6	$111.3	$147.8	$209.3	$874.0
EMEA	—	101.9	91.2	—	193.1
LATAM	11.7	43.9	3.5	1.8	60.9
APAC	1.4	15.0	10.5	—	26.9
Licensing	0.3	2.3	2.9	1.0	6.5
Other	—	—	1.4	—	1.4
Total Revenue	$419.0	$274.4	$257.3	$212.1	$1,162.8

	Three Month Period Ended June 28, 2020
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$272.7	$108.7	$170.2	$207.8	$759.4
EMEA	0.1	96.3	55.1	—	151.5
LATAM	5.1	28.4	3.5	2.0	39.0
APAC	3.5	15.2	10.0	—	28.7
Licensing	0.2	2.0	2.1	0.8	5.1
Other	—	—	0.6	—	0.6
Total Revenue	$281.6	$250.6	$241.5	$210.6	$984.3

	Nine Month Period Ended July 4, 2021
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$1,181.7	$369.3	$508.4	$456.4	$2,515.8
EMEA	—	392.7	266.6	—	659.3
LATAM	32.1	126.9	11.9	5.0	175.9
APAC	2.5	53.2	28.3	—	84.0
Licensing	0.9	8.7	6.8	1.8	18.2
Other	—	—	4.3	—	4.3
Total Revenue	$1,217.2	$950.8	$826.3	$463.2	$3,457.5

	Nine Month Period Ended June 28, 2020
(in millions)	HHI	HPC	GPC	H&G	Total
Product Sales
NA	$867.9	$323.8	$474.9	$389.7	$2,056.3
EMEA	0.4	337.7	167.0	—	505.1
LATAM	25.5	92.6	10.2	4.3	132.6
APAC	13.8	45.3	23.3	—	82.4
Licensing	0.8	6.0	5.9	1.6	14.3
Other	—	—	2.9	—	2.9
Total Revenue	$908.4	$805.4	$684.2	$395.6	$2,793.6
The Company has a broad range of customers including many large mass retail customers. During the three month period ended July 4, 2021, there were three large retail customers each exceeding 10% of consolidated Net Sales and representing 34.3% of consolidated Net Sales. During the nine month period ended July 4, 2021, there was one large retail customer exceeding 10% of consolidated Net Sales and representing 12.5% of consolidated Net Sales. During the three and nine month periods ended June 28, 2020, there were two large retail customers each exceeding 10% of consolidated Net Sales and representing 26.9% and 25.2% of consolidated Net Sales, respectively.
In the normal course of business, the Company may allow customers to return product or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to be received. The allowance for product returns as of July 4, 2021, and September 30, 2020 was $22.0 million and $23.1 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 6 - RECEIVABLES AND CONCENTRATION OF CREDIT RISK
The allowance for uncollectible receivables as of July 4, 2021 and September 30, 2020 was $6.4 million. The Company has a broad range of customers including many large mass retail customers. As of July 4, 2021, there were two large retail customers each exceeding 10% of consolidated Net Trade Receivables and representing 26.0% of consolidated Net Trade Receivables. As of September 30, 2020, there were two large retail customers each exceeding 10% of consolidated Net Trade Receivables and representing 28.4% of consolidated Net Trade Receivables.
NOTE 7 - INVENTORIES
Inventories consist of the following:

(in millions)	July 4, 2021	September 30, 2020
Raw materials	$104.1	$67.8
Work-in-process	82.4	60.8
Finished goods	721.8	429.1
	$908.3	$557.7
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(in millions)	July 4, 2021	September 30, 2020
Land, buildings and improvements	$132.5	$134.8
Machinery, equipment and other	562.7	520.0
Finance leases	201.8	200.8
Construction in progress	34.5	29.8
Property, plant and equipment	931.5	885.4
Accumulated depreciation	(540.9)	(488.9)
Property, plant and equipment, net	$390.6	$396.5
Depreciation expense from property, plant and equipment for the three month periods ended July 4, 2021 and June 28, 2020 was $18.2 million and $18.1 million, respectively; and for the nine month periods ended July 4, 2021 and June 28, 2020 was $55.6 million and $62.1 million, respectively. The decrease in depreciation for the nine month period ended July 4, 2021 is attributable to accelerated depreciation realized as part of exiting GPC operating facilities in LATAM in the prior year.
NOTE 9 - GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following:

(in millions)	HHI	GPC	H&G	Total
As of September 30, 2020	$704.8	$431.6	$195.6	$1,332.0
Foreign currency impact	8.4	5.8	—	14.2
Armitage acquisition (Note 3)	—	90.7	—	90.7
Rejuvenate acquisition (Note 3)	—	—	147.0	147.0
As of July 4, 2021	$713.2	$528.1	$342.6	$1,583.9
The Company considered the impact of the COVID-19 pandemic on its future operations and cash flows and concluded that, although the duration and severity of the COVID-19 pandemic could result in future impairment charges not currently considered, no triggering event occurred during the three and nine month periods ended July 4, 2021 to indicate an impairment of goodwill.
The carrying value of indefinite-lived intangibles and definite-lived intangibles assets subject to amortization and accumulated amortization are as follows:

	July 4, 2021			September 30, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable Intangible Assets:
Customer relationships	$719.5	$(399.9)	$319.6	$692.1	$(367.9)	$324.2
Technology assets	154.9	(98.0)	56.9	175.7	(104.1)	71.6
Tradenames	157.2	(139.9)	17.3	161.0	(132.6)	28.4
Total Amortizable Intangible Assets	1,031.6	(637.8)	393.8	1,028.8	(604.6)	424.2
Indefinite-lived Intangible Assets - Tradenames	1,212.1	—	1,212.1	1,007.5	—	1,007.5
Total Intangible Assets	$2,243.7	$(637.8)	$1,605.9	$2,036.3	$(604.6)	$1,431.7
There were no impairments identified during the three and nine month periods ended July 4, 2021. While a triggering event did not occur during the three and nine month periods ended July 4, 2021, a prolonged COVID-19 pandemic negatively impacting net sales growth rate, changes in key assumptions, and other global and regional macroeconomic factors, could result in additional future impairment charges for indefinite-lived intangible assets.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 9 - GOODWILL AND INTANGIBLE ASSETS (continued)
Amortization expense from the intangible assets for the three month periods ended July 4, 2021 and June 28, 2020 was $20.3 million and $16.9 million, respectively; and for the nine month periods ended July 4, 2021 and June 28, 2020 was $57.4 million and $50.9 million, respectively.
Excluding the impact of any future acquisitions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2021	$77.1
2022	56.6
2023	46.5
2024	46.5
2025	44.4
NOTE 10 - DEBT
Debt consists of the following:

	July 4, 2021		September 30, 2020
(in millions)	Amount	Rate	Amount	Rate
Spectrum Brands Inc.
Revolver Facility, variable rate, expiring June 30, 2025	$98.0	3.2%	$—	—%
Term Loan Facility, variable rate, due March 3, 2028	399.0	2.5%	—	—%
6.125% Notes, due December 15, 2024	—	—%	250.0	6.1%
5.75% Notes, due July 15, 2025	450.0	5.8%	1,000.0	5.8%
4.00% Notes, due October 1, 2026	503.9	4.0%	499.1	4.0%
5.00% Notes, due October 1, 2029	300.0	5.0%	300.0	5.0%
5.50% Notes, due July 15, 2030	300.0	5.5%	300.0	5.5%
3.875% Notes, due March 15, 2031	500.0	3.9%	—	—%
Other notes and obligations	2.1	8.5%	3.2	7.6%
Obligations under finance leases	153.9	5.7%	160.5	5.6%
Total Spectrum Brands, Inc. debt	2,706.9		2,512.8
Unamortized discount on debt	(1.0)		—
Debt issuance costs	(37.1)		(36.5)
Less current portion	(17.7)		(15.3)
Long-term debt, net of current portion	$2,651.1		$2,461.0
The Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.75% per annum, or base rate plus margin ranging from 0.75% to 1.75% per annum. The LIBOR borrowings are subject to a 0.75% LIBOR floor. Our Revolver Facility allows for the LIBOR rate to be phased out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition. As a result of borrowings and payments under the Revolver Facility, the Company had borrowing availability of $478.0 million at July 4, 2021, net of outstanding letters of credit of $24.0 million.
On March 3, 2021, the Company, through its wholly owned subsidiary, Spectrum Brands, Inc ("SBI"), completed its offering of $500.0 million aggregate principal amount of its 3.875% Senior Notes due March 2031, and entered into a new Term Loan Facility (as defined below) in the aggregate principal amount of $400.0 million, expiring March 2028. Using the proceeds received, the Company redeemed $250.0 million aggregate principal amount of the 6.125% Notes in a cash tender offer and call and $550.0 million aggregate principal amount of the 5.75% Notes in a cash tender offer, with a make whole premium of $23.4 million and a write-off of unamortized debt issuance costs of $7.9 million recognized as interest expense for the nine month period ended July 4, 2021.
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
NOTE 11 – LEASES
The Company has leases primarily pertaining to manufacturing facilities, distribution centers, office space, warehouses, automobiles, machinery, computer, and office equipment that expire at various times through February 28, 2047. We have identified embedded operating leases within certain logistic agreements for warehouses and information technology services arrangements and recognized assets identified in the arrangements as part of operating right-of-use ("ROU") assets on the Company’s Condensed Consolidated Statements of Financial Position as of July 4, 2021 and September 30, 2020. We elected to exclude certain supply agreements that contain embedded leases for manufacturing facilities or dedicated manufacturing lines from our ROU asset and liability calculation based on the insignificant impact to our financial statements.
The following is a summary of the leases recognized on the Company’s Condensed Consolidated Statements of Financial Position as of July 4, 2021 and September 30, 2020:

(in millions)	Line Item	July 4, 2021	September 30, 2020
Assets
Operating	Operating lease assets	$118.3	$103.8
Finance	Property, plant and equipment, net	127.5	136.3
Total leased assets		$245.8	$240.1
Liabilities
Current
Operating	Other current liabilities	$25.8	$22.4
Finance	Current portion of long-term debt	11.7	12.1
Long-term
Operating	Long-term operating lease liabilities	99.7	88.8
Finance	Long-term debt, net of current portion	142.2	148.4
Total lease liabilities		$279.4	$271.7
As of July 4, 2021, the Company had $12.1 million of commitments related to leases executed that have not yet commenced.
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 11 – LEASES (continued)
The components of lease costs recognized in the Condensed Consolidated Statements of Income for the three and nine month periods ended July 4, 2021 and June 28, 2020 are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Operating lease cost	$8.7	$6.2	$23.6	$18.8
Finance lease cost
Amortization of leased assets	3.2	3.7	10.7	10.7
Interest on lease liability	2.2	2.3	6.6	6.7
Variable lease cost	3.6	3.3	9.5	9.1
Total lease cost	$17.7	$15.5	$50.4	$45.3
During the three month periods ended July 4, 2021 and June 28, 2020, the Company recognized income attributable to leases and sub-leases of $0.6 million. During the nine month periods ended July 4, 2021 and June 28, 2020, the Company recognized income attributable to leases and sub-leases of $1.7 million and $1.6 million, respectively. Income from leases and sub-leases is recognized as Other Non-Operating Income in the Condensed Consolidated Statements of Income.
The following is a summary of the Company’s cash paid for amounts included in the measurement of lease liabilities recognized in the Condensed Consolidated Statement of Cash Flow, including supplemental non-cash activity related to operating leases, for the three and nine month periods ending July 4, 2021 and June 28, 2020:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Operating cash flow from operating leases	$9.9	$5.5	$24.1	$17.3
Operating cash flows from finance leases	2.2	2.2	6.7	6.8
Financing cash flows from finance leases	3.1	3.8	8.8	10.7
Supplemental non-cash flow disclosure
Acquisition of operating lease asset through lease obligations	21.9	2.2	32.9	6.4
The following is a summary of weighted-average lease term and discount rate at July 4, 2021 and September 30, 2020:

	July 4, 2021	September 30, 2020
Weighted average remaining lease term
Operating leases	6.4 years	6.6 years
Finance leases	15.2 years	15.6 years
Weighted average discount rate
Operating leases	4.3%	4.7%
Finance leases	5.7%	5.6%
At July 4, 2021, future lease payments under operating and finance leases were as follows:

(in millions)	Finance Leases	Operating Leases
2021 remaining balance	$5.3	$8.4
2022	18.6	29.3
2023	17.6	27.1
2024	17.1	18.3
2025	15.3	14.9
Thereafter	167.2	46.8
Total lease payments	241.1	144.8
Amount representing interest	(87.2)	(19.3)
Total minimum lease payments	$153.9	$125.5

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 - DERIVATIVES
Cash Flow Hedges
Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes of its HHI segment. The Company hedges a portion of the risk associated with the purchase of these materials using commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At July 4, 2021, the Company had a series of brass and zinc swap contracts outstanding through November 30, 2022. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $0.8 million, net of tax.
The Company had the following commodity swap contracts outstanding as of July 4, 2021 and September 30, 2020:

	July 4, 2021			September 30, 2020
(in millions, except Notional)	Notional		Contract Value	Notional		Contract Value
Brass swap contracts	795.4	Metric Tons	$5.1	949.0	Metric Tons	$4.4
Zinc swap contracts	2,947.5	Metric Tons	$8.2	1,552.0	Metric Tons	$3.4
Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pound Sterling, Canadian Dollars, Australian Dollars, or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or inventory purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Income. At July 4, 2021, the Company had a series of foreign exchange derivative contracts outstanding through December 29, 2022. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $3.0 million, net of tax. At July 4, 2021 and September 30, 2020, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $322.2 million and $273.4 million, respectively.
The following table summarizes the impact of designated cash flow hedges and the pre-tax gain (loss) recognized in the Condensed Consolidated Statements of Income for the three and nine month periods ended July 4, 2021 and June 28, 2020, respectively:

For the three month period ended July 4, 2021 (in millions)	Gain (Loss) in OCI	Reclassified to Continuing Operations
		Line Item	Gain (Loss)
Commodity swaps	$0.5	Cost of goods sold	$0.7
Foreign exchange contracts	—	Net sales	0.1
Foreign exchange contracts	(1.5)	Cost of goods sold	(3.6)
Total	$(1.0)		$(2.8)

For the three month period ended June 28, 2020 (in millions)	Gain (Loss) in OCI	Reclassified to Continuing Operations
		Line Item	Gain (Loss)
Commodity swaps	$0.7	Cost of goods sold	$(0.2)
Foreign exchange contracts	—	Net sales	(0.1)
Foreign exchange contracts	(2.8)	Cost of goods sold	2.3
Total	$(2.1)		$2.0

For the nine month period ended July 4, 2021 (in millions)	Gain (Loss) in OCI	Reclassified to Continuing Operations
		Line Item	Gain (Loss)
Commodity swaps	$1.9	Cost of goods sold	$1.8
Foreign exchange contracts	0.1	Net sales	0.1
Foreign exchange contracts	(9.6)	Cost of goods sold	(10.3)
Total	$(7.6)		$(8.4)

For the nine month period ended June 28, 2020 (in millions)	Gain (Loss) in OCI	Reclassified to Continuing Operations
		Line Item	Gain (Loss)
Commodity swaps	$—	Cost of goods sold	$(0.3)
Foreign exchange contracts	(0.1)	Net sales	(0.1)
Foreign exchange contracts	(0.4)	Cost of goods sold	6.7
Total	$(0.5)		$6.3

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 – DERIVATIVES (continued)
Derivative Contracts Not Designated as Hedges for Accounting Purposes
Foreign exchange contracts. The Company periodically enters into foreign exchange forward contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars, Philippine Pesos, Australian Dollars, Polish Zlotys, Mexican Pesos, or Japanese Yen, among others. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At July 4, 2021, the Company had a series of forward exchange contracts outstanding through September 30, 2021. At July 4, 2021 and September 30, 2020, the Company had $314.5 million and $802.5 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.
The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three and nine month periods ended July 4, 2021 and June 28, 2020, pre-tax:

		Three Month Periods Ended		Nine Month Periods Ended
(in millions)	Line Item	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Foreign exchange contracts	Other non-operating expense (income)	$1.8	$1.2	$(5.5)	$(1.0)
Fair Value of Derivative Instruments
The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	July 4, 2021	September 30, 2020
Derivative Assets
Commodity swaps - designated as hedge	Other receivables	$1.3	$0.7
Commodity swaps - designated as hedge	Deferred charges and other	—	0.1
Foreign exchange contracts - designated as hedge	Other receivables	1.3	—
Foreign exchange contracts - designated as hedge	Deferred charges and other	0.7	—
Foreign exchange contracts - not designated as hedge	Other receivables	0.5	0.4
Total Derivative Assets		$3.8	$1.2
Derivative Liabilities
Commodity swaps - designated as hedge	Accounts payable	$0.2	$—
Commodity swaps - designated as hedge	Other long term liabilities	0.1	—
Foreign exchange contracts - designated as hedge	Accounts payable	5.2	3.8
Foreign exchange contracts - designated as hedge	Other long term liabilities	0.1	0.3
Foreign exchange contracts - not designated as hedge	Accounts payable	0.3	10.1
Total Derivative Liabilities		$5.9	$14.2
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant as of July 4, 2021.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of July 4, 2021, and September 30, 2020, there was no cash collateral outstanding and no posted standby letters of credit related to such liability positions.
Net Investment Hedge
SBI has €425.0 million aggregate principle amount of 4.00% Notes designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge are recognized as a component of foreign currency translation within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Expense (Income). As of July 4, 2021, the full principal amount was designated as a net investment hedge and considered fully effective. The following summarizes the gain (loss) from the net investment hedge recognized in Other Comprehensive Income for the three and nine month periods ended July 4, 2021 and June 28, 2020, pre-tax:

	Three Month Periods Ended		Nine Month Periods Ended
Gain (loss) in OCI (in millions)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net investment hedge	$(3.4)	$(7.9)	$(4.8)	$(10.6)
During the three and nine month periods ended July 4, 2021, the Company did not recognize any pre-tax gain (loss) in earnings related to the translation of the undesignated portion of debt obligation. During the three month period ended June 28, 2020, the Company did not recognize any pre-tax gain (loss) in earnings related to the translation of the undesignated portion of debt obligation. The pre-tax loss related to the translation of the undesignated portion of the debt obligation recognized in earnings was $1.2 million for the nine month period ended June 28, 2020. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial and derivative instruments as of July 4, 2021 and September 30, 2020 according to the fair value hierarchy are as follows.

	July 4, 2021					September 30, 2020
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Investments	$—	$—	$—	$—	$—	$66.9	$—	$—	$66.9	$—
Derivative Assets	—	3.8	—	3.8	—	—	1.2	—	1.2	—
Derivative Liabilities	—	5.9	—	5.9	—	—	14.2	—	14.2	—
Debt - SBH	—	2,767.1	—	2,767.1	2,668.8	—	2,595.4	—	2,595.4	2,476.3
Debt - SB/RH	—	2,767.1	—	2,767.1	2,668.8	—	2,595.4	—	2,595.4	2,476.3
Investments consist of our investment in Energizer common stock, which is valued at quoted market prices for identical instruments in an active market.  Unrealized income (loss) from changes in fair value, realized income (loss) from sale of equity investments, plus dividend income from equity investments, are recognized as components of Other Non-Operating Income, Net on the Condensed Consolidated Statements of Income.  The Company sold its remaining investment in Energizer common stock in January 2021. During the nine month period ended July 4, 2021, the Company sold 1.7 million shares of Energizer common stock for proceeds of $73.1 million. During the three and nine month periods ended June 28, 2020, the Company sold 1.1 million and 2.1 million shares of Energizer common stock for proceeds of $51.1 million and $79.7 million, respectively. As of July 4, 2021, the company held no shares of Energizer common stock.
The following is a summary of income from equity investments recognized as a component of Other Non-Operating Income in the Company's Condensed Consolidated Statements of Income:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Unrealized gain on equity investments held	$—	$44.5	$—	$5.3
Realized gain (loss) on equity investments sold	—	15.6	6.9	(13.5)
Gain (loss) on equity investments	—	60.1	6.9	(8.2)
Dividend income from equity investments	—	1.2	0.2	4.4
Gain (loss) from equity investments	$—	$61.3	$7.1	$(3.8)
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 14 - EMPLOYEE BENEFIT PLANS
The net periodic benefit cost for defined benefit plans for the three and nine month periods ended July 4, 2021 and June 28, 2020 are as follows:

	U.S. Plans		Non U.S. Plans
(in millions)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Three Month Periods Ended
Service cost	$0.1	$0.2	$0.5	$0.6
Interest cost	0.5	0.5	0.6	0.6
Expected return on assets	(0.9)	(1.0)	(1.0)	(0.9)
Recognized net actuarial loss	0.3	0.2	0.8	0.8
Net periodic benefit cost	$—	$(0.1)	$0.9	$1.1
Nine Month Periods Ended
Service cost	$0.4	$0.5	$1.6	$1.7
Interest cost	1.3	1.6	1.8	1.7
Expected return on assets	(2.8)	(3.1)	(2.9)	(2.8)
Settlement and curtailment	—	0.9	—	—
Recognized net actuarial loss	1.1	0.7	2.2	2.4
Net periodic benefit cost	$—	$0.6	$2.7	$3.0
Weighted average assumptions
Discount rate	2.46%	3.07%	0.50 - 6.90%	0.75 - 7.70%
Expected return on plan assets	6.00%	6.50%	0.50 - 3.40%	0.75 - 3.40%
Rate of compensation increase	N/A	N/A	2.25 - 6.00%	2.25 - 6.00%
Contributions to our pension and defined benefit plans, including discretionary amounts, for the three month periods ended July 4, 2021 and June 28, 2020 were $1.7 million and $0.8 million, respectively; and for the nine month periods ended July 4, 2021 and June 28, 2020, were $6.5 million and $2.3 million, respectively.
NOTE 15 – SHAREHOLDER’S EQUITY
Share Repurchases
The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or otherwise. On May 4, 2021, the Board of Directors approved a $1 billion common stock repurchase program and terminated the previously approved share repurchase program. The authorization is effective for 36 months. As part of the share repurchase programs, the Company purchased treasury shares in open market purchases at market fair value, private purchases from Company employees, significant shareholders or beneficial interest owners at fair value and through an accelerated share repurchase (“ASR”) agreement with a third-party financial institution.
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
The following summarizes the activity of common stock repurchases under the program for the three and nine month periods ended July 4, 2021 and June 28, 2020:

	July 4, 2021			June 28, 2020
Three Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	0.1	$88.22	$10.2	—	$—	$—
Total Purchases	0.1	$88.22	$10.2	—	$—	$—

	July 4, 2021			June 28, 2020
Nine Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	0.1	$88.22	$10.2	4.0	$56.97	$230.6
Private Purchases	0.6	65.27	42.3	0.2	62.30	9.2
ASR	—	—	—	2.0	61.47	124.8
Total Purchases	0.7	$68.73	$52.5	6.2	$58.57	$364.6

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 16 - SHARE BASED COMPENSATION
Share based compensation expense is recognized as General and Administrative Expenses on the Condensed Consolidated Statements of Income. The following is a summary of share based compensation expense for the three and nine month periods ended July 4, 2021 and June 28, 2020 for SBH and SB/RH, respectively.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
SBH	$7.5	$12.8	$23.5	$38.8
SB/RH	$6.9	$12.5	$22.4	$37.9
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
In the prior year, the Company provided for a portion of its annual management incentive compensation plan ("MIP") to be paid in common stock of the Company, in lieu of cash payment. During the fourth quarter of the fiscal year ended September 30, 2020, the Company changed its MIP payout policy that previously provided for the issuance of stock for a designated pool of recipients to be fully funded through cash distribution with no stock issuance. Share based compensation expense associated with the annual MIP for the three and nine month periods ended June 28, 2020 was $4.3 million and $12.9 million, respectively. There was no portion of annual MIP recognized in the share based compensation expense for the three and nine month periods ended July 4, 2021.
The following is a summary of the activity in the Company RSUs during the nine month period ended July 4, 2021:

	SBH			SB/RH
(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 24 months	0.1	$75.13	$8.3	0.1	$75.08	$6.6
Vesting in more than 24 months	0.1	74.56	7.8	0.1	74.56	7.8
Total time-based grants	0.2	$74.86	$16.1	0.2	$74.80	$14.4
Performance-based grants
Vesting in more than 24 months	0.3	$74.53	$22.6	0.3	$74.53	$22.6
Total performance-based grants	0.3	$74.53	$22.6	0.3	$74.53	$22.6
Total grants	0.5	$74.67	$38.7	0.5	$74.64	$37.0

	SBH			SB/RH
(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
At September 30, 2020	1.4	$56.41	$79.3	1.4	$56.33	$77.7
Granted	0.5	74.67	38.7	0.5	74.64	37.0
Forfeited	(0.1)	59.33	(3.4)	(0.1)	59.33	(3.4)
Vested	(0.3)	53.51	(17.8)	(0.3)	52.80	(16.1)
At July 4, 2021	1.5	$63.09	$96.8	1.5	$62.93	$95.2
The remaining unrecognized pre-tax compensation cost for SBH and SB/RH at July 4, 2021 was $50.3 million and $49.8 million, respectively.
NOTE 17 - INCOME TAXES
The effective tax rate for the three and nine month periods ended July 4, 2021 and June 28, 2020 was as follows:

	Three Month Periods Ended		Nine Month Periods Ended
Effective tax rate	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
SBH	43.6%	28.0%	30.2%	46.4%
SB/RH	43.3%	30.3%	30.2%	285.4%
The estimated annual effective tax rate applied to the three and nine month periods ended July 4, 2021 differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), certain nondeductible expenses, foreign rates that differ from the US federal statutory rate, and state income taxes. The Company has U.S. net operating loss carryforwards, which do not allow it to take advantage of the foreign-derived intangible income (“FDII”) deduction. The Company’s federal effective tax rate on GILTI is therefore 21%.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
During the three month period ended July 4, 2021, the Company recorded $7.6 million of deferred tax expense for the impact on net United Kingdom deferred tax liabilities from an increase in the United Kingdom’s future tax rate.
On November 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations (“Regulations”) under Internal Revenue Code Sections 245A and 951A related to the treatment of previously disqualified basis under the GILTI regime. The Regulations are effective for Fiscal 2022, but the Company can elect to apply them to Fiscal 2018 through Fiscal 2021. The Company expects to satisfy the requirements necessary to apply the Regulations retroactively and has therefore estimated and recorded a benefit of $5.3 million for the impact on years prior to Fiscal 2021 in the nine month period ended July 4, 2021. The Company also expects to apply the Regulations to Fiscal 2021 and has included the impact in the estimated annual effective tax rate.
As of July 4, 2021, and September 30, 2020, there was $32.4 million and $1.8 million of income taxes payable on the SB/RH Condensed Consolidated Statements of Financial Position, payable to its parent company, calculated as if SB/RH were a separate taxpayer.
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
During the nine month period ended July 4, 2021, the Company recognized net loss of $1.7 million, consisting of TSA charges of $0.9 million and reverse TSA costs of $2.6 million. During the three month period ended June 28, 2020, the Company recognized net loss of $1.6 million, consisting of TSA charges of $2.1 million and reverse TSA costs of $3.7 million. During the nine month period ended June 28, 2020, the Company recognized net gain of $1.6 million, consisting of TSA charges of $8.6 million and reverse TSA costs of $10.2 million.
In addition to the TSAs and reverse TSAs, the Company, Energizer and Varta AG receive cash and/or make payments on behalf of the respective counterparty’s operations as part of the shared administrative functions, resulting in cash flow being commingled with the operating cash flow of the Company. The Company recognizes a net payable or receivable with Energizer and Varta AG for any outstanding TSA and reverse TSA related services and net working capital attributable to commingled cash flow. As of July 4, 2021 and September 30, 2020, the Company had net payable with Energizer of $2.1 million included in Other Current Liabilities and net receivable of $5.4 million included in Other Receivables on the Company’s Condensed Statements of Financial Position. As of July 4, 2021 and September 30, 2020, the Company had net payable of $0.7 million and $1.0 million, respectively, with Varta AG included in Other Current Liabilities on the Company’s Condensed Consolidated Statements of Financial Position.
The Company’s H&G segment continued to manufacture certain GAC related products at its facilities and sell the products to Energizer as a third-party supplier on an ongoing basis, at inventory cost plus contracted markup, as agreed upon in the supply agreement. The supply agreement had a contracted term of 24 months, and expired in January 2021 with no renewal. Material and inventory on hand to support the supply agreement is recognized as inventory of the Company. During the nine month period ended July 4, 2021, the Company recognized $5.9 million of revenue attributable to the Energizer supply agreement as a component of H&G revenue after completion of the GAC divestiture. During the three and nine month periods ended June 28, 2020, the Company recognized $2.1 million and $13.0 million of revenue attributable to the Energizer supply agreement. As of July 4, 2021, the Company had no outstanding receivables from Energizer associated with the H&G supply agreement. As of September 30, 2020, the Company had outstanding receivable of $4.4 million from Energizer in Trade Receivables, Net on the Company’s Condensed Statements of Financial Position associated with the H&G supply agreement.
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
Shareholder Litigation. On July 12, 2019, an amended consolidated class action complaint filed earlier in 2018 was filed in the United States District Court for the Western District of Wisconsin (the “Court”) by the Public School Teachers’ Pension & Retirement Fund of Chicago and the Cambridge Retirement against Spectrum Brands’ Legacy, Inc. (“Spectrum Legacy”). The complaint alleges that the defendants violated the Securities Exchange Act of 1934. The amended complaint added HRG Group, Inc. (“HRG”), the predecessor to the Company, as a defendant and asserted additional claims against the Company on behalf of a purported class of HRG shareholders. The class period of the consolidated amended complaint is from January 26, 2017 to November 19, 2018, and the plaintiffs seek an unspecified amount of compensatory damages, interest, attorneys’ and expert fees and costs. During the year ended September 30, 2020, the Company reached a proposed settlement resulting in an insignificant loss, net of third-party insurance coverage and payment, pending final approval by the Court. In February 2021, the Court declined to approve the proposed settlement without prejudice because the Court determined that as a procedural matter the plaintiff’s counsel had not taken the appropriate actions to be appointed to represent the purported class of HRG shareholders. The court subsequently appointed separate counsel to represent the HRG shareholder class. In August 2021, the Company reached an agreement in principle, subject to final documentation and approval of the Court, to settle the claims of the Spectrum Legacy class, the cost of which will be defrayed by third-party insurance. The Company has not reached a settlement with the HRG shareholder class and the Company intends to vigorously defend the HRG litigation.
Environmental. The Company has provided for an estimated cost of $11.2 million and $11.6 million as of July 4, 2021 and September 30, 2020, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites, included in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations, or cash flows of the Company.
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of July 4, 2021 and September 30, 2020, the Company recognized $4.1 million and $5.1 million in product liability, respectively, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $11.6 million and $10.9 million of warranty accruals as of July 4, 2021 and September 30, 2020, respectively, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position.
Other. During the nine month period ended July 4, 2021, the Company recognized legal reserves at our H&G division of approximately $3.2 million attributable to significant and unusual non-recurring claims with no previous history or precedent, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position.
NOTE 20 - SEGMENT INFORMATION
Net sales relating to the segments for the three and nine month periods ended July 4, 2021 and June 28, 2020 are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
HHI	$419.0	$281.6	$1,217.2	$908.4
HPC	274.4	250.6	950.8	805.4
GPC	257.3	241.5	826.3	684.2
H&G	212.1	210.6	463.2	395.6
Net sales	$1,162.8	$984.3	$3,457.5	$2,793.6

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 20 - SEGMENT INFORMATION (continued)
The Chief Operating Decision Maker of the Company uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. During the nine month period ended July 4, 2021 and three and nine month periods ended June 28, 2020, other incentive compensation includes certain incentive bridge awards issued due to changes in the Company’s LTIP that allow for cash based payment upon employee election but do not qualify for shared-based compensation. All bridge awards fully vested in November 2020. See Note 16 - Share Based Compensation for further details;
•Restructuring and related charges, which consist of project costs associated with the restructuring initiatives across the Company's segments. See Note 4 - Restructuring and Related Charges for further details;
•Transaction related charges that consist of (1) transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business; and (2) divestiture related transaction costs that are recognized in continuing operations and post-divestiture separation costs consisting of incremental costs to facilitate separation of shared operations, including development of transferred shared service operations, platforms and personnel transferred, and exiting of transition service arrangements (TSAs) and reverse TSAs. See Note 1 – Basis of Presentation & Significant Accounting Policies for further details;
•Gains and losses attributable to the Company’s investment in Energizer common stock. During the three month period ended April 4, 2021, the Company sold its remaining shares in Energizer common stock. See Note 13 – Fair Value of Financial Instruments for further details;
•Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations subsequent to an acquisition (when applicable);
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations (when applicable);
•Gain on extinguishment of the Salus CLO debt due to the discharge of the obligation during the three and nine month periods ended June 28, 2020.
•Other adjustments primarily consisting of costs attributable to (1) incremental fines and penalties realized for delayed shipments following the transition of third-party logistics service provider in GPC during the three and nine month period ended July 4, 2021; (2) proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual non-recurring claims with no previous history or precedent realized during the nine month period ended July 4, 2021; (3) legal and litigation costs associated with Salus during the three and nine month periods ended July 4, 2021 and June 28, 2020 as they are not considered a component of the continuing commercial products company; (4) foreign currency attributable to multicurrency loans for the three and nine month periods ended June 28, 2020, that were entered into with foreign subsidiaries in exchange for receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestitures; (5) expenses and cost recovery for flood damage at Company facilities in Middleton, Wisconsin during the three and nine month periods ended June 28, 2020 and (6) incremental costs for separation of a key executive during the three and nine month periods ended June 28, 2020;

Segment Adjusted EBITDA for the reportable segments for SBH for the three and nine month periods ended July 4, 2021 and June 28, 2020, are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
SBH (in millions)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
HHI	$68.0	$43.6	$239.6	$156.0
HPC	11.8	25.0	88.1	69.4
GPC	49.2	50.6	158.5	122.1
H&G	53.4	55.5	98.6	80.6
Total Segment Adjusted EBITDA	182.4	174.7	584.8	428.1
Corporate	15.0	10.3	32.4	21.1
Interest expense	31.4	36.1	133.7	106.5
Depreciation and amortization	38.6	35.0	113.0	113.1
Share and incentive based compensation	7.5	14.2	24.2	43.3
Restructuring and related charges	10.1	12.2	23.4	61.6
Transaction related charges	11.1	6.1	41.4	17.4
(Gain) loss on Energizer investment	—	(60.1)	(6.9)	8.2
Loss on assets held for sale	—	1.1	—	26.8
Write-off from impairment of intangible assets	—	—	—	24.2
Inventory acquisition step-up	1.3	—	4.7	—
Salus CLO debt extinguishment	—	(76.2)	—	(76.2)
Other	3.8	4.8	9.7	6.0
Income from continuing operations before income taxes	$63.6	$191.2	$209.2	$76.1

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 20 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA for reportable segments for SB/RH for the three and nine month periods ended July 4, 2021 and June 28, 2020 are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
SB/RH (in millions)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
HHI	$68.0	$43.6	$239.6	$156.0
HPC	11.8	25.0	88.1	69.4
GPC	49.2	50.6	158.5	122.1
H&G	53.4	55.5	98.6	80.6
Total Segment Adjusted EBITDA	182.4	174.7	584.8	428.1
Corporate	14.1	9.3	30.8	16.6
Interest expense	31.5	36.0	133.9	106.0
Depreciation and amortization	38.6	35.0	113.0	113.1
Share and incentive based compensation	6.9	13.8	23.0	42.3
Restructuring and related charges	10.1	12.2	23.4	61.6
Transaction related charges	11.1	6.1	41.4	17.4
(Gain) loss on Energizer investment	—	(60.1)	(6.9)	8.2
Loss on assets held for sale	—	1.1	—	26.8
Write-off from impairment of intangible assets	—	—	—	24.2
Inventory acquisition step-up	1.3	—	4.7	—
Other	3.7	4.6	9.7	5.3
Income from continuing operations before income taxes	$65.1	$116.7	$211.8	$6.6
NOTE 21 - EARNINGS PER SHARE – SBH
The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and nine month periods ended July 4, 2021 and June 28, 2020 are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except per share amounts)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Numerator
Net income from continuing operations attributable to controlling interest	$35.9	$137.1	$146.0	$40.2
(Loss) income from discontinued operations attributable to controlling interest	(5.2)	8.0	(6.6)	12.2
Net income attributable to controlling interest	$30.7	$145.1	$139.4	$52.4
Denominator
Weighted average shares outstanding - basic	42.6	43.1	42.7	45.3
Dilutive shares	0.3	0.1	0.2	0.1
Weighted average shares outstanding - diluted	42.9	43.2	42.9	45.4
Earnings per share
Basic earnings per share from continuing operations	$0.84	$3.19	$3.42	$0.89
Basic earnings per share from discontinued operations	(0.12)	0.18	(0.15)	0.27
Basic earnings per share	$0.72	$3.37	$3.27	$1.16
Diluted earnings per share from continuing operations	$0.84	$3.18	$3.40	$0.89
Diluted earnings per share from discontinued operations	(0.12)	0.18	(0.15)	0.27
Diluted earnings per share	$0.72	$3.36	$3.25	$1.16
Weighted average number of anti-dilutive shares excluded from denominator	—	—	—	—

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
Cleaning: Household surface cleaning, maintenance, and restoration products, including bottled liquids, mops, wipes and markers.

Household: Hot Shot®, Black Flag®, Real-Kill®, Ultra Kill®, The Ant Trap® (TAT), and Rid-A-Bug®.
Controls: Spectracide®, Garden Safe®, Liquid Fence®, and EcoLogic®.
Repellents: Cutter® and Repel®.
Cleaning: Rejuvenate®

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
As of the date of this report, we continue to be classified as an essential business in the jurisdictions that have mandated closures of non-essential businesses, and therefore have been allowed to remain open and continue to operate to the extent possible under existing regulations with any limitation in production output being short-term in nature. Despite the supply implications experienced in the prior year, the Company has experienced continued customer demand. While demand in general for our products remains strong, our teams continue to monitor demand disruption and there can be no assurance as to the level of demand that will prevail throughout the fiscal year. A large portion of our customers continue to operate and sell our products, with some customers having experienced reduced operations due to closures or reduced store hours. There have also been changes in consumer needs and spending during the COVID-19 pandemic, which have resulted in a limited number of change orders and reduced spending. Currently, we have not identified, and will continue to monitor for, any substantive risk attributable to customer credit and have not experienced a significant impact from store closures or retail bankruptcies. We believe the severity and duration of the COVID-19 pandemic to be uncertain and may contribute to retail volatility and consumer purchase behavior changes. The magnitude of the financial impact on our quarterly and annual results is highly dependent on the duration of the COVID-19 pandemic and how quickly the U.S. and global economies resume normal operations.
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
Acquisitions
On May 28, 2021, the Company acquired all ownership interests in For Life Products, LLC ("FLP") for a purchase price of $301.5 million. FLP is a leading manufacturer of household cleaning, maintenance, and restoration products sold under the Rejuvenate® brand. The net assets and operating results of FLP are included in the Company’s Condensed Consolidated Statements of Income and reported within the H&G reporting segment for the three and nine month periods ended July 4, 2021, effective the acquisition date of May 28, 2021.
On October 26, 2020, the Company completed the acquisition of Armitage Pet Care Ltd ("Armitage") for $187.7 million. Armitage is a premium pet treats and toys business in Nottingham, United Kingdom including a portfolio of brands that include Armitage's dog treats brand, Good Boy®, cat treats brand, Meowee!®, and Wildbird® bird feed products, among others, that are predominantly sold within the United Kingdom. The net assets and results of operations of Armitage are included in the Company’s Condensed Consolidated Statements of Income and reported within the GPC reporting segment for the three and nine month periods ended July 4, 2021, effective the acquisition date of October 26, 2020.
On March 10, 2020, the Company entered into an asset purchase agreement with Omega Sea, LLC (“Omega”), a manufacturer and marketer of premium fish foods and consumable goods for the home and commercial aquarium markets, primarily consisting of the Omega brand, for a purchase price of approximately $16.9 million. The results of Omega’s operations are included in the Company’s Condensed Consolidated Statements of Income and reported within the GPC reporting segment for the three and nine month periods ended July 4, 2021 and for the three and nine month periods ended June 28, 2020, effective the acquisition date of March 10, 2020.
See Note 3 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information.
Divestitures
On March 29, 2020, the Company completed the sale of its DCF production facility and distribution center in Coevorden, Netherlands for cash proceeds of $29.0 million received during the year ended September 30, 2020, resulting in a loss on Coevorden Operations held for sale of $26.8 million and impairment of intangible assets of $24.2 million associated with the commercial DCF business following the divestiture during the nine month period ended June 28, 2020. See Note 2 – Divestitures in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information.
Restructuring Activity
We continually seek to improve our operational efficiency, match our manufacturing capacity, and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. The most significant of these initiatives is the Global Productivity Improvement Program, which began during the year ended September 30, 2019 and has continued through the three and nine month periods ended July 4, 2021. See Note 4 - Restructuring and Related Charges in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for more information.
Refinancing Activity
Refinancing activity has a significant impact on the comparability of financial results of the condensed consolidated financial statements. On March 3, 2021, the Company completed its offering of $500.0 million aggregate principal amount of its 3.875% Notes and entered into a new Term Loan Facility in the aggregate principal amount of $400.0 million, and redeemed $250.0 million of the 6.125% Notes and $550.0 million of the 5.75% Notes, with a make whole premium of $23.4 million and write-off of unamortized debt issuance costs of $7.9 million recognized as interest expense during the nine month period ended July 4, 2021. See Note 10 - Debt to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information.

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
Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and impact from acquisitions (when applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior year. The following is a reconciliation of reported net sales to organic net sales for the three and nine month periods ended July 4, 2021 compared to net sales for the three and nine month periods ended June 28, 2020:

Three Month Periods Ended (in millions, except %)	July 4, 2021
	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales June 28, 2020	Variance
HHI	$419.0	$(6.0)	$413.0	$—	$413.0	$281.6	$131.4	46.7%
HPC	274.4	(13.2)	261.2	—	261.2	250.6	10.6	4.2%
GPC	257.3	(6.7)	250.6	(26.4)	224.2	241.5	(17.3)	(7.2)%
H&G	212.1	—	212.1	(7.9)	204.2	210.6	(6.4)	(3.0)%
Total	$1,162.8	$(25.9)	$1,136.9	$(34.3)	$1,102.6	$984.3	118.3	12.0%

Nine Month Periods Ended (in millions, except %)	July 4, 2021
	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales June 28, 2020	Variance
HHI	$1,217.2	$(10.6)	$1,206.6	$—	$1,206.6	$908.4	$298.2	32.8%
HPC	950.8	(27.4)	923.4	—	923.4	805.4	118.0	14.7%
GPC	826.3	(17.0)	809.3	(73.5)	735.8	684.2	51.6	7.5%
H&G	463.2	—	463.2	(7.9)	455.3	395.6	59.7	15.1%
Total	$3,457.5	$(55.0)	$3,402.5	$(81.4)	$3,321.1	$2,793.6	527.5	18.9%

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management, which we believe provide useful information to investors because they reflect ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. They also facilitate comparisons between peer companies since interest, taxes, depreciation, and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics; and generally consist of non-cash, stock-based compensation. During the nine month period ended July 4, 2021 and three and nine month periods ended June 28, 2020, other incentive compensation includes certain incentive bridge awards issued due to changes in the Company’s LTIP that allow for cash based payment upon employee election but do not qualify for shared-based compensation. All bridge awards fully vested in November 2020. See Note 16 - Share Based Compensation in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Restructuring and related charges, which consist of project costs associated with the restructuring initiatives across the Company's segments. See Note 4 - Restructuring and Related Charges in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Transaction related charges that consist of (1) transaction costs from qualifying acquisition transactions during the period, or subsequent integration related project costs directly associated with an acquired business; and (2) divestiture related transaction costs that are recognized in continuing operations and post-divestiture separation costs consisting of incremental costs to facilitate separation of shared operations, including development of transferred shared service operations, platforms and personnel transferred, and exiting of transition service arrangements (TSAs) and reverse TSAs. See Note 1 – Basis of Presentation & Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
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
•Gain on extinguishment of the Salus CLO debt due to the discharge of the obligation during the three and nine month period ended June 28, 2020.
•Other adjustments primarily consisting of costs attributable to (1) incremental fines and penalties realized for delayed shipments following the transition of third-party logistics service provider in GPC during the three and nine month period ended July 4, 2021; (2) proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual non-recurring claims with no previous history or precedent realized during the nine month period ended July 4, 2021; (3) legal costs associated with Salus during the three and nine month periods ended July 4, 2021 and June 28, 2020 as they are not considered a component of the continuing commercial products company; (4) foreign currency attributable to multicurrency loans for the three and nine month periods ended June 28, 2020, that were entered into with foreign subsidiaries in exchange for receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestitures; (5) expenses and cost recovery for flood damage at Company facilities in Middleton, Wisconsin during the three and nine month periods ended June 28, 2020 and (6) incremental costs for separation of a key executive during the three and nine month periods ended June 28, 2020;
Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of reported net sales for the respective period and segment.

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended July 4, 2021 and June 28, 2020 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended July 4, 2021
Net income (loss) from continuing operations	$59.6	$(2.7)	$27.3	$41.7	$(90.0)	$35.9
Income tax expense	—	—	—	—	27.7	27.7
Interest expense	—	—	—	—	31.4	31.4
Depreciation and amortization	8.4	11.7	10.4	4.5	3.6	38.6
EBITDA	68.0	9.0	37.7	46.2	(27.3)	133.6
Share and incentive based compensation	—	—	—	—	7.5	7.5
Restructuring and related charges	—	2.1	3.9	—	4.1	10.1
Transaction related charges	—	0.7	4.0	5.8	0.6	11.1
Inventory acquisition step-up	—	—	—	1.3	—	1.3
Other	—	—	3.6	0.1	0.1	3.8
Adjusted EBITDA	$68.0	$11.8	$49.2	$53.4	$(15.0)	$167.4
Net Sales	$419.0	$274.4	$257.3	$212.1	$—	$1,162.8
Adjusted EBITDA Margin	16.2%	4.3%	19.1%	25.2%	—	14.4%
Three Month Period Ended June 28, 2020
Net income from continuing operations	$34.8	$12.9	$35.8	$50.4	$3.7	$137.6
Income tax expense	—	—	—	—	53.6	53.6
Interest expense	—	—	—	—	36.1	36.1
Depreciation and amortization	8.5	8.7	9.2	5.1	3.5	35.0
EBITDA	43.3	21.6	45.0	55.5	96.9	262.3
Share and incentive based compensation	—	—	—	—	14.2	14.2
Restructuring and related charges	0.3	0.7	2.1	—	9.1	12.2
Transaction related charges	—	3.0	2.4	—	0.7	6.1
Gain on Energizer investment	—	—	—	—	(60.1)	(60.1)
Loss on assets held for sale	—	—	1.1	—	—	1.1
Salus CLO debt extinguishment	—	—	—	—	(76.2)	(76.2)
Other	—	(0.3)	—	—	5.1	4.8
Adjusted EBITDA	$43.6	$25.0	$50.6	$55.5	$(10.3)	$164.4
Net Sales	$281.6	$250.6	$241.5	$210.6	$—	$984.3
Adjusted EBITDA Margin	15.5%	10.0%	21.0%	26.4%	—	16.7%

The following is a reconciliation of net income to Adjusted EBITDA for the nine month periods ended July 4, 2021 and June 28, 2020 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Nine Month Period Ended July 4, 2021
Net income from continuing operations	$214.1	$46.4	$99.9	$71.1	$(285.6)	$145.9
Income tax expense	—	—	—	—	63.3	63.3
Interest expense	—	—	—	—	133.7	133.7
Depreciation and amortization	25.5	32.3	29.8	14.4	11.0	113.0
EBITDA	239.6	78.7	129.7	85.5	(77.6)	455.9
Share and incentive based compensation	—	—	—	—	24.2	24.2
Restructuring and related charges	—	6.2	6.0	—	11.2	23.4
Transaction related charges	—	3.2	15.7	5.8	16.7	41.4
Gain on Energizer investment	—	—	—	—	(6.9)	(6.9)
Inventory acquisition step-up	—	—	3.4	1.3	—	4.7
Other	—	—	3.7	6.0	—	9.7
Adjusted EBITDA	$239.6	$88.1	$158.5	$98.6	$(32.4)	$552.4
Net Sales	$1,217.2	$950.8	$826.3	$463.2	$—	$3,457.5
Adjusted EBITDA Margin	19.7%	9.3%	19.2%	21.3%	—	16.0%
Nine Month Period Ended June 28, 2020
Net income from continuing operations	$130.0	$31.5	$9.7	$64.9	$(195.3)	$40.8
Income tax expense	—	—	—	—	35.3	35.3
Interest expense	—	—	—	—	106.5	106.5
Depreciation and amortization	25.1	26.5	35.1	15.4	11.0	113.1
EBITDA	155.1	58.0	44.8	80.3	(42.5)	295.7
Share and incentive based compensation	—	—	—	—	43.3	43.3
Restructuring and related charges	0.9	3.6	18.8	0.3	38.0	61.6
Transaction related charges	—	7.3	7.4	—	2.7	17.4
Loss on Energizer investment	—	—	—	—	8.2	8.2
Loss on assets held for sale	—	—	26.8	—	—	26.8
Write-off from impairment of intangible assets	—	—	24.2	—	—	24.2
Salus CLO debt extinguishment	—	—	—	—	(76.2)	(76.2)
Other	—	0.5	0.1	—	5.4	6.0
Adjusted EBITDA	$156.0	$69.4	$122.1	$80.6	$(21.1)	$407.0
Net Sales	$908.4	$805.4	$684.2	$395.6	$—	$2,793.6
Adjusted EBITDA Margin	17.2%	8.6%	17.8%	20.4%	—	14.6%

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended July 4, 2021 and June 28, 2020 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended July 4, 2021
Net income (loss) from continuing operations	$59.6	$(2.7)	$27.3	$41.7	$(89.0)	$36.9
Income tax expense	—	—	—	—	28.2	28.2
Interest expense	—	—	—	—	31.5	31.5
Depreciation and amortization	8.4	11.7	10.4	4.5	3.6	38.6
EBITDA	68.0	9.0	37.7	46.2	(25.7)	135.2
Share and incentive based compensation	—	—	—	—	6.9	6.9
Restructuring and related charges	—	2.1	3.9	—	4.1	10.1
Transaction related charges	—	0.7	4.0	5.8	0.6	11.1
Inventory acquisition step-up	—	—	—	1.3	—	1.3
Other	—	—	3.6	0.1	—	3.7
Adjusted EBITDA	$68.0	$11.8	$49.2	$53.4	$(14.1)	$168.3
Net Sales	$419.0	$274.4	$257.3	$212.1	$—	$1,162.8
Adjusted EBITDA Margin	16.2%	4.3%	19.1%	25.2%	—	14.5%
Three Month Period Ended June 28, 2020
Net income from continuing operations	$34.8	$12.9	$35.8	$50.4	$(52.6)	$81.3
Income tax expense	—	—	—	—	35.4	35.4
Interest expense	—	—	—	—	36.0	36.0
Depreciation and amortization	8.5	8.7	9.2	5.1	3.5	35.0
EBITDA	43.3	21.6	45.0	55.5	22.3	187.7
Share and incentive based compensation	—	—	—	—	13.8	13.8
Restructuring and related charges	0.3	0.7	2.1	—	9.1	12.2
Transaction related charges	—	3.0	2.4	—	0.7	6.1
Gain on Energizer investment	—	—	—	—	(60.1)	(60.1)
Loss on assets held for sale	—	—	1.1	—	—	1.1
Other	—	(0.3)	—	—	4.9	4.6
Adjusted EBITDA	$43.6	$25.0	$50.6	$55.5	$(9.3)	$165.4
Net Sales	$281.6	$250.6	$241.5	$210.6	$—	$984.3
Adjusted EBITDA Margin	15.5%	10.0%	21.0%	26.4%	—	16.8%

The following is a reconciliation of net income to Adjusted EBITDA for the nine month periods ended July 4, 2021 and June 28, 2020 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HHI	HPC	GPC	H&G	Corporate	Consolidated
Nine Month Period Ended July 4, 2021
Net income from continuing operations	$214.1	$46.4	$99.9	$71.1	$(283.6)	$147.9
Income tax expense	—	—	—	—	63.9	63.9
Interest expense	—	—	—	—	133.9	133.9
Depreciation and amortization	25.5	32.3	29.8	14.4	11.0	113.0
EBITDA	239.6	78.7	129.7	85.5	(74.8)	458.7
Share based compensation	—	—	—	—	23.0	23.0
Restructuring and related charges	—	6.2	6.0	—	11.2	23.4
Transaction related charges	—	3.2	15.7	5.8	16.7	41.4
Gain on Energizer investment	—	—	—	—	(6.9)	(6.9)
Inventory acquisition step-up	—	—	3.4	1.3	—	4.7
Other	—	—	3.7	6.0	—	9.7
Adjusted EBITDA	$239.6	$88.1	$158.5	$98.6	$(30.8)	$554.0
Net Sales	$1,217.2	$950.8	$826.3	$463.2	$—	$3,457.5
Adjusted EBITDA Margin	19.7%	9.3%	19.2%	21.3%	—	16.0%
Nine Month Period Ended June 28, 2020
Net income (loss) from continuing operations	$130.0	$31.5	$9.7	$64.9	$(248.3)	$(12.2)
Income tax expense	—	—	—	—	18.8	18.8
Interest expense	—	—	—	—	106.0	106.0
Depreciation and amortization	25.1	26.5	35.1	15.4	11.0	113.1
EBITDA	155.1	58.0	44.8	80.3	(112.5)	225.7
Share and incentive based compensation	—	—	—	—	42.3	42.3
Restructuring and related charges	0.9	3.6	18.8	0.3	38.0	61.6
Transaction related charges	—	7.3	7.4	—	2.7	17.4
Loss on Energizer investment	—	—	—	—	8.2	8.2
Loss on assets held for sale	—	—	26.8	—	—	26.8
Write-off from impairment of intangible assets	—	—	24.2	—	—	24.2
Other	—	0.5	0.1	—	4.7	5.3
Adjusted EBITDA	$156.0	$69.4	$122.1	$80.6	$(16.6)	$411.5
Net Sales	$908.4	$805.4	$684.2	$395.6	$—	$2,793.6
Adjusted EBITDA Margin	17.2%	8.6%	17.8%	20.4%	—	14.7%

Consolidated Results of Operations
The following is summarized consolidated results of operations for SBH for the three and nine month periods ended July 4, 2021 and June 28, 2020.

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	July 4, 2021	June 28, 2020				July 4, 2021	June 28, 2020
Net sales	$1,162.8	$984.3	$178.5		18.1%	$3,457.5	$2,793.6	$663.9		23.8%
Gross profit	407.4	348.9	58.5		16.8%	1,233.7	946.9	286.8		30.3%
Gross profit margin	35.0%	35.4%	(40)	bps		35.7%	33.9%	180	bps
Operating expenses	309.4	254.3	55.1		21.7%	895.4	830.3	65.1		7.8%
Interest expense	31.4	36.1	(4.7)		(13.0)%	133.7	106.5	27.2		25.5%
Other non-operating expense (income), net	3.0	(56.5)	59.5		n/m	(4.6)	10.2	(14.8)		n/m
Income tax expense	27.7	53.6	(25.9)		(48.3)%	63.3	35.3	28.0		79.3%
Net income from continuing operations	35.9	137.6	(101.7)		(73.9)%	145.9	40.8	105.1		257.6%
(Loss) income from discontinued operations, net of tax	(5.2)	8.0	(13.2)		n/m	(6.6)	12.2	(18.8)		n/m
Net income	30.7	145.6	(114.9)		(78.9)%	139.3	53.0	86.3		162.8%
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the three and nine month periods ended July 4, 2021 and June 28, 2020 and the principal components of changes in net sales for the respective periods.

(in millions, except %)	Three Month Periods Ended		Variance		Nine Month Periods Ended		Variance
	July 4, 2021	June 28, 2020			July 4, 2021	June 28, 2020
HHI	$419.0	$281.6	$137.4	48.8%	$1,217.2	$908.4	$308.8	34.0%
HPC	274.4	250.6	23.8	9.5%	950.8	805.4	145.4	18.1%
GPC	257.3	241.5	15.8	6.5%	826.3	684.2	142.1	20.8%
H&G	212.1	210.6	1.5	0.7%	463.2	395.6	67.6	17.1%
Net Sales	$1,162.8	$984.3	178.5	18.1%	$3,457.5	$2,793.6	663.9	23.8%

(in millions)	Three Month Periods Ended	Nine Month Periods Ended
Net Sales for the period ended June 28, 2020	$984.3	$2,793.6
Increase in HHI	131.4	298.2
Increase in HPC	10.6	118.0
(Decrease) Increase in GPC	(17.3)	51.6
(Decrease) Increase in H&G	(6.4)	59.7
Acquisition sales	34.3	81.4
Foreign currency impact, net	25.9	55.0
Net Sales for the period ended July 4, 2021	$1,162.8	$3,457.5
Gross Profit. Gross profit for the three month period increased due to higher volumes, positive productivity and cost improvements, plus favorable product mix with a decline in gross profit margin due to increased inflation and shipping costs. Gross profit and gross profit margin for the nine month period increased due to sales volumes, positive productivity and cost improvements, with lower restructuring and depreciation costs due to the exiting GPC facilities in LATAM in the prior year, partially offset by increased inflation and shipping costs and benefits from retrospective tariff exclusions in the prior year.
Operating Expenses. Operating expenses for the three month period increased due to an increase in selling, general and administrative expenses of $50.5 million largely attributable to higher volumes, increased advertising and marketing investments, higher distribution costs, and increased incentive costs plus an increase in transaction related costs of $5.0 million, partially offset by a decrease in restructuring and related charges of $2.7 million. Operating expenses for the nine month period increased due to an increase in selling and general and administrative expenses of $113.1 million attributable to higher volumes and increased advertising and marketing investments, higher distribution costs and increased incentive costs plus an increase in transaction related costs of $24.0 million; partially offset by a decrease in restructuring and related charges of $27.4 million and the recognition of a loss on assets held for sale of $26.8 million and $24.2 million write-off from impairment of intangible assets associated with the Coevorden divestiture in the prior year. See Note 4 – Restructuring and Related Charges in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail on restructuring. See Note 1 - Basis of Presentation and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail on transaction-related charges.
Interest Expense. Interest expense for the three month period decreased due to lower average borrowing rate. Interest expense for the nine month period increased due to the refinancing activity with a make whole premium of $23.4 million and write-off of unamortized debt issuance costs of $7.9 million recognized as interest expense. See Note 10 – Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.
Other non-operating income, net. Other non-operating for the three and nine month periods is due to realized and unrealized gains on our investment in Energizer common stock during the period, which the Company sold its remaining investment in January 2021. See Note 13 – Fair Value of Financial Instruments in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.

Income Taxes. Our estimated annual effective tax rate was impacted for the three and nine month periods by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income, certain nondeductible expenses, foreign rates that differ from the US federal statutory rate, and state income taxes. During the three month period ended July 4, 2021, the Company recorded a $7.6 million deferred tax expense due to the increase in the United Kingdom’s future tax rate and during the nine month period ended July 4, 2021, the Company also recognized a $5.3 million benefit due to favorable Regulations issued during the year.
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
SB/RH
The following is summarized consolidated results of operations for SB/RH for the three and nine month periods ended July 4, 2021 and June 28, 2020:

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	July 4, 2021	June 28, 2020				July 4, 2021	June 28, 2020
Net sales	$1,162.8	$984.3	$178.5		18.1%	$3,457.5	$2,793.6	$663.9		23.8%
Gross profit	407.4	348.9	58.5		16.8%	1,233.7	946.9	286.8		30.3%
Gross profit margin	35.0%	35.4%	(40)	bps		35.7%	33.9%	180	bps
Operating expenses	307.9	252.7	55.2		21.8%	892.6	824.1	68.5		8.3%
Interest expense	31.5	36.0	(4.5)		(12.5)%	133.9	106.0	27.9		26.3%
Other non-operating expense (income), net	2.9	(56.5)	59.4		n/m	(4.6)	10.2	(14.8)		n/m
Income tax expense	28.2	35.4	(7.2)		(20.3)%	63.9	18.8	45.1		239.9%
Net income (loss) from continuing operations	36.9	81.3	(44.4)		(54.6)%	147.9	(12.2)	160.1		n/m
(Loss) income from discontinued operations, net of tax	(5.2)	8.0	(13.2)		n/m	(6.6)	12.2	(18.8)		n/m
Net income	31.7	89.3	(57.6)		(64.5)%	141.3	—	141.3		n/m
n/m = not meaningful
The changes in SB/RH for the three and nine month periods are primarily attributable to the changes in SBH previously discussed.
Segment Financial Data
Hardware & Home Improvement

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	July 4, 2021	June 28, 2020				July 4, 2021	June 28, 2020
Net sales	$419.0	$281.6	$137.4		48.8%	$1,217.2	$908.4	$308.8		34.0%
Operating income	61.1	35.0	26.1		74.6%	219.3	130.5	88.8		68.0%
Operating income margin	14.6%	12.4%	220	bps		18.0%	14.4%	360	bps
Adjusted EBITDA	$68.0	$43.6	$24.4		56.0%	$239.6	$156.0	$83.6		53.6%
Adjusted EBITDA margin	16.2%	15.5%	70	bps		19.7%	17.2%	250	bps
n/m = not meaningful
Net sales for the three month period increased by growth across all product categories with strong consumer demand and successful promotions and new product introductions. Security sales experienced growth across retail, e-commerce and new build channels in part driven by prior year COVID-19 supply related disruptions related to temporary government ordered shutdowns. Organic net sales increased $131.4 million, or 46.7%, excluding favorable foreign exchange impacts. Net sales for the nine month period increased by growth across all product categories with fulfillment of previously disclosed open orders in the prior year, retail inventory rebuild, strong consumer demand, and commercial activity through promotions and new product introductions, with growth across retail, e-commerce and new build channels; coupled with prior year COVID-10 supply related disruptions related to temporary government ordered shutdowns. Organic net sales increased $298.2 million, or 32.8%, excluding favorable foreign exchange impact.
Operating income and adjusted EBITDA for the three month period increased due to increased volumes and productivity improvements, partially offset by higher freight and input cost inflation, and higher marketing investments. Operating income, adjusted EBITDA and margins for the nine month period increased due to increased volumes, productivity improvements, favorable pricing programs and product mix, partially offset by prior year's benefits from retrospective tariff exclusion, higher freight and input cost inflation, COVID-19 related costs and higher marketing investments.

Home and Personal Care

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	July 4, 2021	June 28, 2020				July 4, 2021	June 28, 2020
Net sales	$274.4	$250.6	$23.8		9.5%	$950.8	$805.4	$145.4		18.1%
Operating (loss) income	(2.4)	11.3	(13.7)		n/m	45.8	31.5	14.3		45.4%
Operating (income) income margin	(0.9%)	4.5%	(540)	bps		4.8%	3.9%	90	bps
Adjusted EBITDA	$11.8	$25.0	$(13.2)		(52.8)%	$88.1	$69.4	$18.7		26.9%
Adjusted EBITDA margin	4.3%	10.0%	(570)	bps		9.3%	8.6%	70	bps
n/m = not meaningful
Net sales for the three month period increased driven by continued growth in small kitchen appliances and personal care categories, driven by growth in the hair care and garment care products. with growth in LATAM as traditional retail channels begin reopening. Organic net sales increased $10.6 million, or 4.2%, excluding favorable foreign exchange impact. Net sales for the nine month period increased driven by strong growth in small appliances and personal care during the holiday season and consumer demand from stay-at-home activity, volume growth through e-commerce channels and new product introductions. Organic net sales increased $118.0 million, or 14.7%, excluding favorable foreign currency impact.
Operating income, adjusted EBITDA and margins for the three month period decreased due to increasing freight and input cost inflation continued marketing investments, partially offset by pricing actions, increased volume and productivity improvements. Operating income, adjusted EBITDA and margins for the nine month period increased due to higher volumes, productivity and cost improvements, partially offset by higher inflation and distribution costs with increased marketing investments.

Global Pet Care

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	July 4, 2021	June 28, 2020				July 4, 2021	June 28, 2020
Net sales	$257.3	$241.5	$15.8		6.5%	$826.3	$684.2	$142.1		20.8%
Operating income	27.8	36.4	(8.6)		(23.6)%	101.8	11.3	90.5		n/m
Operating income margin	10.8%	15.1%	(430)	bps		12.3%	1.7%	1,060	bps
Adjusted EBITDA	$49.2	$50.6	$(1.4)		(2.8)%	$158.5	$122.1	$36.4		29.8%
Adjusted EBITDA margin	19.1%	21.0%	(190)	bps		19.2%	17.8%	140	bps
n/m = not meaningful
Net sales for the three month period increased due to continued demand mitigated by lower than anticipated fulfillment levels during a distribution center transition to a new third-party logistics service provider in the U.S. and acquisition sales of $26.4 million from the Armitage acquisition. Organic net sales decreased $17.3 million, or 7.2%, excluding favorable foreign currency exchange impact and acquisition sales. Net sales for the nine month period increased due to continued growth in both our aquatic and companion animal categories with broad-based demand across distribution channels led by e-commerce growth, mitigated by lower than anticipated fulfillment levels during a distribution center transition to a new third-party logistics service provider in the U.S. and acquisition sales of $73.5 million from the Omega and Armitage acquisitions. Organic net sales increased $51.6 million, or 7.5% excluding favorable foreign exchange impact and acquisition sales.

Operating income, adjusted EBITDA, and margins for the three month period decreased due to the distribution center transition, with lower volumes and incremental operating costs, higher freight and input cost inflation and advertising investments, partially offset by productivity improvements and pricing actions. Operating income, adjusted EBITDA, and margins for the nine month period increased due to higher volumes and pricing, partially offset by higher freight and input costs, advertising investments, with increases in operating income and margin also attributable to the loss on asset held for sale of $26.8 million and impairment of intangible assets of $24.2 million in the prior year associated with the Coevorden divestiture, along with lower restructuring and distribution costs from exiting LATAM operating facilities in the prior year.

Home and Garden

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	July 4, 2021	June 28, 2020				July 4, 2021	June 28, 2020
Net sales	$212.1	$210.6	$1.5		0.7%	$463.2	$395.6	$67.6		17.1%
Operating income	41.7	50.4	(8.7)		(17.3)%	71.1	64.8	6.3		9.7%
Operating income margin	19.7%	23.9%	(420)	bps		15.3%	16.4%	(110)	bps
Adjusted EBITDA	$53.4	$55.5	$(2.1)		(3.8)%	$98.6	$80.6	$18.0		22.3%
Adjusted EBITDA margin	25.2%	26.4%	(120)	bps		21.3%	20.4%	90	bps
n/m = not meaningful
Net sales for the three month period increased with acquisition sales of $7.9 million from the Rejuvenate acquisition and repellent growth from distribution gains offset by earlier delivery of seasonal orders and lower volume in other categories from unfavorable weather. Organic net sales decreased $6.4 million, or 3.0%, excluding acquisition sales. Net sales for the nine month period increased by growth in all product categories driven by strong early season orders across channels and strong early season POS. Organic net sales increased $59.7 million or 15.1% excluding acquisition sales.

Operating income, adjusted EBITDA and margins for the three month period decreased due to lower volumes, advertising and marketing investments partially offset by pricing actions and productivity improvements. Operating income and adjusted EBITDA increased for the nine month period ended due to higher volumes, partially offset by advertising and marketing investments, and higher distribution expenses with operating income and margin being further impacted by incremental transaction related charges and a legal reserve attributable to significant and unusual non-recurring claims.
Liquidity and Capital Resources
The following is a summary of the SBH and SB/RH cash flows from continuing operations for the nine month periods ended July 4, 2021 and June 28, 2020, respectively.

	SBH		SB/RH
Nine Month Periods Ended (in millions)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Operating activities	$24.8	$35.4	$18.4	$(175.0)
Investing activities	$(400.1)	$43.4	$(400.1)	$43.4
Financing activities	$(15.2)	$(237.1)	$(6.5)	$(25.5)
Cash Flows from Operating Activities
Cash flows from SBH continuing operations decreased $10.6 million primarily due to increased corporate and transaction related charges of $13.3 million, offset by improved cash flow from continuing operations and working capital, coupled with a decrease in cash paid for restructuring of $52.9 million and lower cash paid for taxes of $6.0 million. Cash flows from operating activities from continuing operations of SB/RH increased $193.4 million primarily due to the items previously discussed above except for an incremental operating cash outflow to its parent company for federal net operating losses under the Company’s tax sharing agreement in the prior year.
Cash Flows from Investing Activities
Cash flows from investing activities for SBH continuing operations decreased $443.5 million primarily due to increase in cash paid for acquisition business of $412.5 million due to the acquisitions of Rejuvenate and Armitage plus cash proceeds in the prior year from the divestiture of Coevorden Operations of $30.1 million and discontinued operations of $3.6 million, partially offset by net increase in proceeds from the sale of Energizer common stock of $5.1 million. The Company sold its remaining investment in Energizer common stock in January 2021. Capital expenditures decreased $1.2 million predominantly due to timing of capital activities as we expect to make investment in capital projects consistent to prior years. Cash flows from investing activities of SB/RH decreased primarily due to the items previously discussed.
Cash Flows from Financing Activities
Cash flows from financing activities for continuing operations increased $221.9 million primarily due lower stock repurchases activity, payment of contingent consideration associated with the GBL divestiture in the prior year; partially offset by reduced cash inflow from debt financing primarily due to lower borrowings from the Revolver Facility in the current year to support working capital needs. During the nine month period ended July 4, 2021, the Company realized $997.0 million of proceeds from new Term Loan Facility, Revolver Facility and issuance of senior notes, net discount, with payment of $800.0 million of outstanding principal on senior notes and make whole premiums of $23.4 million using proceeds, plus paydown of assumed debt from the acquisition of Armitage. Refer to Note 10 - Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information on debt borrowings. There has been no issuance of common stock, other than through the Company’s share-based compensation plans, with reduced spending on common stock repurchase activity of $312.3 million from the accelerated share repurchase arrangement and open market purchases in the prior year. See Note 15 – Shareholders’ Equity in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. During the nine month period ended July 4, 2021 and June 28, 2020, SBH made cash dividend payments of $53.6 million and $57.2 million, or $0.42 per share, respectively. Cash flows from financing activity of SB/RH increased $19.0 million and is highly dependent upon the financing cash flow activities of SBH.
Liquidity Outlook
Our ability to generate significant cash flow from operating activities coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payment on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based upon our current level of operations, existing cash balances and availability under our credit facility, we expect cash flows from operations to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of July 4, 2021, the Company had borrowing availability of $478.0 million, net of outstanding letters of credit, under our credit facility. Liquidity and capital resources of SB/RH are highly dependent upon the cash flow activities of SBH.
Short-term financing needs primarily consist of working capital requirements, restructuring initiatives, capital spending, and periodic principal and interest payments on our long-term debt. Long-term financing needs depend largely on potential growth opportunities, including acquisition activity and repayment or refinancing of our long-term obligations. We may, from time-to-time, seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt, and raise equity under terms that are favorable to us. We also have long-term obligations associated with defined benefit plans with expected minimum required contributions that are not considered significant to the consolidated group.
We maintain a capital structure that we believe provides us with sufficient access to credit markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. At July 4, 2021, we were in compliance with all covenants under the Senior Credit Agreement and the indentures governing the 3.875% Notes, 5.00% Notes, 5.50% Notes, 5.75% Notes, and 4.00% Notes.
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
The COVID-19 pandemic has not, as of the date of this report, materially impacted our operations or demand for our products and has not had a materially negative impact on the Company’s liquidity position, although there can be no assurance that it won't have a material negative impact on us in the future. Nonetheless, we continue to actively monitor our global cash balances and liquidity, and if necessary, could reinitiate mitigating efforts to manage non-critical capital spend and assess operating spend to preserve cash and liquidity. During the prior year, we had temporarily suspended treasury repurchase activity, but given the improved economic situation and the Company's liquidity, we may consider opportunistic share repurchases from time-to-time. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
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

	Nine Month Period Ended	Year Ended
(in millions)	July 4, 2021	September 30, 2020
Statements of Operations Data
Third party net sales	$2,341.6	$2,805.0
Intercompany net sales to non-guarantor subsidiaries	60.2	63.5
Net sales	2,401.8	2,868.5
Gross profit	794.0	938.0
Operating income	167.3	187.4
Net income (loss) from continuing operations	18.3	(46.8)
Net income (loss)	11.7	(32.8)
Net income (loss) attributable to controlling interest	11.7	(32.8)
Statements of Financial Position Data
Current Assets	$1,182.2	$1,342.0
Noncurrent Assets	3,088.2	2,804.6
Current Liabilities	771.9	881.7
Noncurrent Liabilities	3,231.4	3,020.4
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of July 4, 2021 and September 30, 2020 are as follows:

(in millions)	July 4, 2021	September 30, 2020
Statements of Financial Position Data
Current receivables from non-guarantor subsidiaries	$190.7	$161.1
Long-term receivable from non-guarantor subsidiaries	140.0	—
Current payable to non-guarantor subsidiaries	267.0	368.4
Long-term debt with non-guarantor subsidiaries	259.9	212.0
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
No material change in the Company’s market risk has occurred during the nine month period ended July 4, 2021 other than the change in interest rate risk attributable to the issuance of the new Term Loan Facility. For additional information, refer to Note 10 – Debt and Note 12 – Derivatives to the Condensed Consolidated Financial Statement included elsewhere in the Quarterly Report and to Part II, Items 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
Interest Rate Risk
Our Revolver Facility and and Term Loan Facility have a variable interest rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. The general levels of U.S., European Union interest rates and LIBOR affect interest expense. As of July 4, 2021, we had $499.1 million subject to variable interest rates, or 18.4% of total debt. Assuming an increase to market rates of 1% as of July 4, 2021, we would incur an increase to interest expense of $5.1 million. Our Term Loan Facility and Revolver Facility allows for the LIBO rate to be phased out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition.

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
Changes in Internal Control Over Financial Reporting. During the three month period ended July 4, 2021, SBH continued updating certain internal controls and supporting processes to address previously identified material weakness related to ineffective information technology general controls (ITGCs) related to user access and role change reviews over certain information technology systems in the EMEA region attributable to ineffective risk assessment and communication of control activities related to the transfer of ITGC operations provided TSAs. SBH will continue to develop and update such internal controls and processes during the fiscal year to fully remediate the identified deficiencies. Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the three month period ended July 4, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting. During the three month period ended July 4, 2021, SB/RH continued updating certain internal controls and supporting processes to address previously identified material weakness related to ineffective information technology general controls (ITGCs) related to user access and role change reviews over certain information technology systems in the EMEA region attributable to ineffective risk assessment and communication of control activities related to the transfer of ITGC operations provided TSAs. SB/RH will continue to develop and update such internal controls and processes during the fiscal year to fully remediate the identified deficiencies. Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the three month period ended July 4, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on November 18, 2020. We believe that at July 4, 2021, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On May 4, 2021, the Board of Directors approved a new share repurchase program authorizing the purchase of up to $1 billion of common stock. The new share repurchase program commenced immediately and replaces the previous program. The authorization is effective for 36 months. The share repurchase program permits shares to be repurchased in open market or through privately negotiated transactions, including by direct purchases or purchases pursuant to derivative instruments or other transactions (including pursuant to accelerated share repurchase agreements, the writing and settlement of put options and the purchase and exercise of call options). The number of shares to be repurchased and the timing of any repurchases will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements. The share repurchase program may be suspended, amended or discontinued at any time.
The following table summarizes the common stock repurchases under the previous program for the nine month period ended July 4, 2021:

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
The following table summarizes the common stock repurchases under the newly approved program effective May 4, 2021 for the nine month period ended July 4, 2021:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Approximate Dollar Value of Shares that may Yet Be Purchased
As of April 4, 2021	—	$—	—	$1,000,000,000
April 5, 2021 to May 2, 2021	—	—	—	1,000,000,000
May 3, 2021 to May 30, 2020	—	—	—	1,000,000,000
May 31, 2020 to July 4, 2021	115,167	88.22	115,167	989,839,967
As of July 4, 2021	115,167	$88.22	115,167	$989,839,967

Item 5.    Other Information
None
Item 6.    Exhibits
Please refer to the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2021
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2021
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