Form 10-K
period 2021-09-30
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2021-11-23
CIK 109177, 1592706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2021
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
The aggregate market value of the voting stock held by non-affiliates of Spectrum Brands Holdings, Inc. was approximately $3,592 million based upon the closing price on the last business day of the registrant's most recently completed second fiscal quarter (April 4, 2021). For the sole purposes of making this calculation, term “non-affiliate” has been interpreted to exclude directors and executive officers and other affiliates of the registrant. Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, or that such person is an “affiliate” of the Company, as defined by applicable securities law.
As of November 19, 2021, there were outstanding 41,190,355 shares of Spectrum Brands Holdings, Inc.’s Common Stock, par value $0.01 per share.
SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted the information otherwise called for by Items 10 to 13 of Form 10-K as allowed under General Instruction I(2)(c).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Spectrum Brands Holdings, Inc.’s subsequent amendment to the Form 10-K to be filed within 120 days of September 30, 2021 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12 and 13.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC

Forward-Looking Statements
We have made or implied certain forward-looking statements in this document. All statements, other than statements of historical facts included or incorporated by reference in this document, including the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations, without limitation, statements or expectations regarding our Global Productivity Improvement Program, our business strategy, future operations, financial condition, estimated revenues, projected costs, projected synergies, prospects, plans and objectives of management, information concerning expected actions of third parties are forward-looking statements. When used in this report, the words future, anticipate, pro forma, seek, intend, plan, envision, estimate, believe, belief, expect, project, forecast, outlook, goal, target, would, will, can, should, may and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
Since these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:
•the impact of the COVID-19 pandemic and economic, social and political conditions or civil unrest in the U.S. and other countries on our customers, employees (including our ability to retain and attract key personnel), manufacturing facilities, suppliers, capital markets, and our financial condition, and results of operations, all of which tend to aggravate the other risks and uncertainties we face;
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
•the effects of climate change and unusual weather activity as well as our ability to respond to future natural disasters and pandemics and to meet our environmental, social and governance goals;
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
•the ability to consummate the announced Hardware and Home Improvement ("HHI") divestiture on the expected terms and within the anticipated time period, or at all, which is dependent on the parties' ability to satisfy certain closing conditions and our ability to realize the benefits of the transaction, including reducing the leverage of the Company, invest in the organic growth of the Company, fund any future acquisitions, returning capital to shareholders, and/or maintain its quarterly dividends;
•the risk that regulatory approvals that are required to complete the proposed HHI divestiture may not be realized, may take longer than expected or may impose adverse conditions;
•our ability to realize the expected benefits of such transaction and to successfully separate the HHI business;
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

PART I
ITEM 1.    BUSINESS
This combined Form 10-K is being filed by Spectrum Brands Holdings, Inc. (“SBH”) and SB/RH Holdings, LLC (“SB/RH”) (collectively, the “Company”). SB/RH is a wholly-owned subsidiary of SBH and represents substantially all of its assets, liabilities, revenues, expenses and operations. SB/RH is the parent guarantor for certain debt of Spectrum Brands, Inc., a wholly-owned subsidiary of SB/RH ("SBI"), and represents all of SBI assets, liabilities, revenues, expenses, and operations. Thus, all information contained in this report relates to, and is filed by, SBH. Information that is specifically identified in this report as relating solely to SBH, such as its financial statements and its common stock, does not relate to and is not filed by SB/RH. SB/RH makes no representation as to that information. The terms “the Company,” “we,” and “our” as used in this report, refer to both SBH and its consolidated subsidiaries and SB/RH and its consolidated subsidiaries, unless otherwise indicated.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to the SEC. The SEC also maintains a website that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available on our website at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Copies will also be provided to any stockholder upon written request to Spectrum Brands, Inc. at 3001 Deming Way, Middleton, Wisconsin 53562 or via electronic mail at investorrelations@spectrumbrands.com, or by telephone at (608) 275-4917.
General Overview
We are a diversified global branded consumer products and home essentials company.  We manage the business in three vertically integrated, product focused segments: (i) Home and Personal Care (“HPC”), (ii) Global Pet Care (“GPC”), and (iii) Home and Garden (“H&G”).  The Company manufactures, markets and distributes its products globally in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors. We enjoy strong name recognition in our regions under our various brands and patented technologies across multiple product categories. Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and the financial results for all product lines within that segment. The segments are supported through center-led corporate shared service operations consisting of finance and accounting, information technology, legal and human resources, supply chain and commercial operations. The following is an overview of the consolidated business showing net sales by segment and geographic region sold (based upon destination) as a percentage of consolidated net sales for the year ended September 30, 2021.
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
On September 8, 2021, SBI entered into a definitive Asset and Stock Purchase Agreement with ASSA ABLOY AB to sell the Company's Hardware and Home Improvement ("HHI") segment. As a result, the Company's assets and liabilities associated with the HHI segment have been classified as held for sale, and the respective operations of the HHI segment classified as discontinued operations and reported separately for all periods presented as the planned disposition represents a strategic shift that will have a major effect on the Company's operations and financial results.

Home and Personal Care (HPC)
The following is an overview of net sales by product category and geographic region sold by destination for the year ended September 30, 2021.

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
We have a trademark license agreement (the "License Agreement") with Stanley Black & Decker ("BDC") pursuant to which we license the Black & Decker® brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products through December 31, 2021. Under the terms of the License Agreement, we agree to pay BDC royalties based on a percentage of sales, with minimum annual royalty payments of $15.0 million. The License Agreement also requires us to comply with maximum annual return rates for products. Total revenue under the License Agreement was $400.2 million for the year ended September 30, 2021.
As of the date of this report, we are in discussions with BDC to replace the current License Agreement with a new multi-year trademark license agreement, but there can be no assurances that we will be able to do so. In the event that we cannot reach a new agreement, we believe the current License Agreement, provides us until June 30, 2023 to transition out of the BDC brand and prohibits BDC from competing in the four categories for five years after the end of the transition period. BDC has asserted that it believes the transition period and non-competition provisions in the License Agreement are no longer applicable. For additional information please see our Risk Factors set forth in this Annual Report, including the risk factor entitled "We may not be able to adequately establish and protect our intellectual property rights, and the infringement or loss of our intellectual property rights could harm our business."
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
HPC products are sold primarily to large retailers, online retailers, wholesalers, distributors, warehouse clubs, food and drug chains and specialty trade or retail outlets such as consumer electronics stores, department stores, discounters and other specialty stores. International distribution varies by region and is often executed on a country-by-country basis.  Our sales generally are made through the use of individual purchase orders. A significant percentage of our sales are attributable to a limited group of retailer customers, including Walmart and Amazon, which represent approximately 35% of segment sales for the year ended September 30, 2021.
Primary competitors for home appliances include Newell Brands (Sunbeam, Mr. Coffee, Crockpot, Oster), De’Longhi America (DeLonghi, Kenwood, Braun), SharkNinja (Shark, Ninja), Hamilton Beach Holding Co. (Hamilton Beach, Proctor Silex), Sensio, Inc. (Bella); SEB S.A.(T-fal, Krups, Rowenta), Whirlpool Corporation (Kitchen Aid), Conair Corporation (Cuisinart, Waring), Koninklijke Philips N.V. (Philips), Glen Dimplex (Morphy Richards) and private label brands for major retailers. Primary competitors in personal care include Koninklijke Philips Electronics N.V. (Norelco), The Procter & Gamble Company (Braun), Conair Corporation, Wahl Clipper Corporation, and Helen of Troy Limited.
Sales from electric personal care product categories tend to increase during the December holiday season (the Company's fiscal first quarter), while small appliances sales typically increase from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales (the Company's fiscal fourth quarter) and in December for the holiday season. Our sales by quarter as a percentage of annual net sales during the years ended September 30, 2021, 2020, and 2019 are as follows:

	2021	2020	2019
First Quarter	30%	29%	30%
Second Quarter	24%	21%	20%
Third Quarter	22%	23%	23%
Fourth Quarter	24%	27%	27%

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
Global Pet Care (GPC)
The following is an overview of GPC net sales by product category and geographic region sold by destination for the year ended September 30, 2021.

Product Category	Products	Brands
Companion Animal	Rawhide chews, dog and cat clean-up, training, health and grooming products, small animal food and care products, rawhide-free dog treats, and wet and dry pet food for dogs and cats	8IN1® (8-in-1), Dingo®, Nature's Miracle®, Wild Harvest™, Littermaid®, Jungle®, Excel®, FURminator®, IAMS® (Europe only), Eukanuba® (Europe only), Healthy-Hide®, DreamBone®, SmartBones®, ProSense®, Perfect Coat®, eCOTRITION®, Birdola®, Good Boy®, Meowee!®, Wildbird®, and Wafcol®.
Aquatics	Consumer and commercial aquarium kits, stand-alone tanks; aquatics equipment such as filtration systems, heaters and pumps; and aquatics consumables such as fish food, water management and care	Tetra®, Marineland®, Whisper®, Instant Ocean®, GloFish®, OmegaOne® and OmegaSea®.
We sell primarily to large retailers, pet superstores, online retailers, food and drug chains, warehouse clubs and other specialty retail outlets. International distribution varies by region and is often executed on a country-by-country basis.  Our sales generally are made through the use of individual purchase orders.  In addition to product sales, we also perform installation and maintenance services on commercial aquariums.  Live fish under our GloFish® brand are produced, marketed, and sold by independent third-party breeders through a supply and licensing agreement with the Company. On October 26, 2020, the Company completed the acquisition of Armitage Pet Care Ltd. ("Armitage"), a premium pet treats and toys business in Nottingham, United Kingdom including a portfolio of brands that include Armitage's dog treats brand, Good Boy®, cat treats brand, Meowee!®, and Wildbird® bird feed products, among others, that are predominantly sold within the United Kingdom. A significant percentage of our sales are attributable to a limited group of retailer customers, including Walmart and Amazon, which represent approximately 32% of segment sales for the fiscal year ended September 30, 2021.
Primary competitors are Mars Corporation, the Hartz Mountain Corporation, and Central Garden & Pet Company all of which sell a comprehensive line of pet supplies that compete across our product categories. The pet supplies product category is highly fragmented with no competitor holding a substantial market share and consists of small companies with limited product lines, including private label products and suppliers.
Sales remain fairly consistent throughout the year with little variation. Our sales by quarter as a percentage of annual net sales during the years ended September 30, 2021, 2020, and 2019 are as follows:

	2021	2020	2019
First Quarter	24%	21%	24%
Second Quarter	26%	25%	25%
Third Quarter	23%	25%	25%
Fourth Quarter	27%	29%	26%
Rawhide products and certain companion animal products are produced at third-party suppliers in the APAC region and Mexico. Aquatics products are produced in our manufacturing plants located in the U.S. and Germany and are also produced at third-party suppliers in the APAC region. On March 29, 2020, the Company sold its dog and cat food (“DCF”) production facility and distribution center in Coevorden, Netherlands (the “Coevorden Operations”) pursuant to an agreement with United Petfood Producers NV (“UPP”) that continues to produce DCF products for the Company sold and distributed in EMEA under the IAMS® and Eukanuba® brands.
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
Home and Garden (H&G)
The following is an overview of H&G net sales by product category and geographic region sold by destination for the year ended September 30, 2021.

Product Category	Products	Brands
Household	Household pest control solutions such as spider and scorpion killers; ant and roach killers; flying insect killers; insect foggers; wasp and hornet killers; and bedbug, flea and tick control products	Hot Shot®, Black Flag®, Real-Kill®, Ultra Kill®, The Ant Trap® (TAT), and Rid-A-Bug®.
Controls	Outdoor insect and weed control solutions, and animal repellents such as aerosols, granules, and ready-to-use sprays or hose-end ready-to-sprays	Spectracide®, Garden Safe®, Liquid Fence®, and EcoLogic®.
Repellents	Personal use pesticides and insect repellent products, including aerosols, lotions, pump sprays and wipes, yard sprays and citronella candles	Cutter® and Repel®.
Cleaning	Household surface cleaning, maintenance, and restoration products, including bottled liquids, mops, wipes, and markers.	Rejuvenate®
We sell primarily to large retailers, home improvement centers, mass merchants, dollar stores, hardware stores, lawn and garden distributors, food and drug retailers, and e-commerce. We sell primarily in the U.S. with some distribution in LATAM and the Caribbean.  On May 28, 2021, the Company acquired 100% of the membership interest in For Life Products, LLC ("FLP"); a leading manufacturer of household cleaning, maintenance, and restoration sold under the Rejuvenate® brand, expanding the product categories provided by the H&G segment. Our sales generally are made through the use of individual purchase orders.  A significant percentage of our sales are attributable to a limited group of retailer customers, including Lowe’s, Home Depot, and Walmart, which represent approximately 65% segment sales for the year ended September 30, 2021.
Primary competitors include The Scotts Miracle-Gro Company (Ortho, Roundup, Tomcat), S.C. Johnson & Son, Inc. (Raid, OFF!), Central Garden & Pet (AMDRO, Sevin), SBM Company (BioAdvanced), and Henkel AG & Co. KGaA (Combat).
Sales typically peak during the first six months of the calendar year (the Company’s second and third fiscal quarters) and are lowest in the last three months of the calendar year (the Company's first quarter) due to customer purchasing patterns, and timing of promotional activities. Our sales by quarter as a percentage of annual net sales during the years ended September 30, 2021, 2020, and 2019 are as follows:

	2021	2020	2019
First Quarter	14%	8%	10%
Second Quarter	29%	25%	27%
Third Quarter	35%	38%	40%
Fourth Quarter	22%	29%	23%
H&G currently produces the majority of its products in one facility in St. Louis, Missouri, with production primarily consisting of liquids and aerosols, and the remaining portion of products being produced by various third-party manufacturers, consisting of granulates, candles, baits & traps, and wipes. Products produced for the Rejuvenate business are primarily provided by third-party manufacturers. The main raw materials purchased are plastic bottles, steel aerosol cans, corrugate, active ingredients, and bulk chemicals. The prices of these raw materials are susceptible to fluctuations due to supply and demand trends, energy costs, transportation costs, inflation, government regulations, and tariffs. We continuously monitor and evaluate our supplier network for quality, cost, and manufacturing capacity.
Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our brand names, customer relationships, and research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.

Discontinued Operations
Hardware and Home Improvement ("HHI")
On September 8, 2021, the Company entered into a definitive Asset and Stock Purchase Agreement (the "Purchase Agreement") with ASSA ABLOY AB ("ASSA") to sell its HHI segment for cash proceeds of $4.3 billion, subject to customary purchase price adjustments. The Company's assets and liabilities associated with HHI have been classified as held for sale, and the respective operations have been classified as discontinued operations and reported separately for all periods presented. HHI consists of residential locksets and door hardware, including knobs, levers, deadbolts, handle sets, and electronic and connected locks under the Kwikset®, Weiser®, Baldwin®, Tell Manufacturing®, and EZSET® brands; kitchen and bath faucets and accessories under the Pfister® brand; and builders' hardware consisting of hinges, metal shapes, security hardware, rack and sliding door hardware, and gate hardware under the National Hardware® and FANAL® brands. Refer to Note 3 - Divestitures to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further discussion pertaining the HHI divestiture.
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
Global Auto Care (“GAC”)
On January 28, 2019, the Company completed the sale of its GAC business pursuant to the GAC acquisition agreement with Energizer for $938.7 million in cash proceeds and $242.1 million in stock consideration of common stock of Energizer, resulting in a loss on sale of business of $111.0 million, during the year ended September 30, 2019, including the estimated settlement of customary purchase price adjustments for working capital and assumed indebtedness, and recognition of tax and legal indemnifications in accordance with the GAC acquisition agreement. The Company’s assets and liabilities associated with GAC have been classified as held for sale and the respective operations have been classified as discontinued operations; and reported separately for all periods presented.  GAC consists of appearance products, including protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes designed to clean, shine, refresh and protect interior and exterior automobile surfaces under the Armor All® brand; performance products including STP® branded fuel and oil additives, functional fluids and automotive appearance products; A/C recharge products that consist of do-it-yourself automotive air conditioner recharge products under the A/C Pro® brand, along with other refrigerant and oil recharge kits, sealants and accessories. Refer to Note 3 – Divestitures to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further discussion pertaining to the GAC divestiture.
Human Resources
Employee Profile
At Spectrum Brands, we are led by our values of trust, accountability, and collaboration to serve others through this common mission: We Make Living Better at Home. We strive to live our core values of trust, accountability and collaboration every day by serving our customers, consumers, and communities. Our workplace culture is centered around practices that support our communities and promote sustainable practices and a diverse, equitable, and inclusive workforce.
Employee Wellness
We encourage our employees to “Speak Up,” “Be Accountable,” “Take Action,” and “Grow Talent,” promote innovation, trust, accountability and collaboration. The result is a work environment that encourages the well being of our employees wholistically - mind and body.
Employee Health and Safety
We are committed to the Environmental Health and Safety (EHS) safety of our employees. We continuously strive to maintain our strong safety performance as we continue to grow our business around the globe. The keys to our EHS success are a workforce that is engaged, a management team who supports and invests in employee safety, and the leadership of our skilled EHS team. In the last several years, the team has added dedicated EHS professionals to individual sites to train employees and ensure compliance with applicable safety standards and regulations. The team hosts regular meetings to share information and discuss best practices across plants.
Talent Development
Spectrum Brands is committed to developing our future leaders at every level. Our talent processes start with understanding what current and future talent is needed to deliver business goals, followed by a talent review process to assist managers with evaluating talent.
Learning and development is a critical part of creating Spectrum Brands’ culture of high performance, innovation, and inclusion. We believe on-the-job experience is an outstanding way to learn, and performance and development plans ensure that managers and employees have conversations about career aspirations, mobility, developmental goals and interests.
Employee Communication and Feedback
In an ongoing effort to understand our employees needs, and deliver on our values of trust, accountability and collaboration, we listen. We regularly host company-wide and business unit town halls to offer employees an opportunity to ask questions about Company activities and policies that impact them. We solicit and receive questions and feedback from our employees through this process.
COVID-19 Response
In response to COVID-19, our Company took swift and effective action to protect the health and safety of our global employees. The Company implemented a number of robust COVID-19 safety practices, including, by way of example:

•Temperature screenings and masks were required at all sites prior to admittance;
•Weekly audits using a list of safety requirements, including social distancing, personal protective equipment, sanitation, hygiene education, etc.;
•Guidelines and procedures for the deep cleaning of HVAC systems to prevent the spread of germs;
•Contact tracing practices with mandatory quarantine for individuals with confirmed close contact cases;
•Requirement that all non-essential employees to work from home; and
•Suspension of travel restrictions for all unnecessary travel.
Our Company also began producing and selling Cutter® Hand Sanitizer during the initial peak of the pandemic, which were eventually sent to employee homes for personal use and donated to health facilities.
Diversity, Equity and Inclusion
Spectrum Brands is committed to fostering a diverse, equitable, and inclusive workplace for employees of every race, color, gender identity, sexual orientation, age, physical or mental ability and background. At Spectrum Brands, we strive to make our employees feel valued and respected and given the opportunity to thrive as their authentic selves. To further that objective we have implemented a diversity, equity, and inclusion program.

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

Risks Related to our Business Operations
The COVID-19 pandemic is a serious threat to the health and economic well-being affecting our customers, employees, sources of supply and our financial condition and results of operations.

In March 2020, the World Health Organization announced that COVID-19 had become a pandemic and a National Emergency relating to COVID-19 was announced in the U.S. There is a possibility of continued widespread infection in the U.S. and abroad, with the potential for substantial commercial impact. National, state, and local authorities recommended social distancing and imposed, or were considering imposing, quarantine and isolation measures, on large portions of the population, including mandatory business closures. These measures are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including potential government payments to affected citizens and industries, is uncertain.

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

Our business could be negatively impacted by reduced demand for our products related to one or more significant local, regional or global economic disruptions, the risk of which are aggravated by the COVID-19 pandemic, such as: a slow-down in the general economy; reduced market growth rates; increased inflation rates, tighter credit markets for our suppliers, vendors or customers; a significant shift in government policies; the deterioration of economic relations between countries or regions, including potential negative consumer sentiment toward non-local products or sources; or the inability to conduct day-to-day transactions through our financial intermediaries to pay funds to, or collect funds from, our customers, vendors and suppliers. Additionally, economic conditions may cause our suppliers, distributors, contractors or other third-party partners to suffer financial difficulties that they cannot overcome, resulting in their inability to provide us with the materials and services we need, in which case our business and results of operations could be adversely affected. Customers may also suffer financial hardships due to economic conditions such that their accounts become uncollectible or are subject to longer collection cycles. In addition, if we are unable to generate sufficient income and cash flow, it could affect the Company’s ability to achieve expected share repurchase and dividend payments.

Disruption in our global supply chain may negatively impact our business results.

Our ability to meet our customers’ needs and achieve cost targets depends on our ability to maintain key manufacturing and supply arrangements, including execution of supply chain optimizations and certain sole supplier or sole manufacturing plant arrangements. The loss or disruption of such manufacturing and supply arrangements, including for issues such as labor disputes, labor shortages, loss or impairment of key manufacturing sites, discontinuity in our internal information and data systems, inability to procure sufficient raw or input materials, significant changes in trade policy, natural disasters, increasing severity or frequency of extreme weather events due to climate change or otherwise, acts of war or terrorism, the COVID-19 pandemic or other disease outbreaks or other external factors over which we have no control, including inflation, have interrupted product supply and, if not effectively managed and remedied, could have an adverse impact on our business, financial condition or results of operations.

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
On a consolidated basis our financial results are approximately equally weighted across our quarters, however, sales of certain product categories tend to be seasonal. Further discussion over the seasonality of our sales is included under Item 1 above. As a result of this seasonality, our inventory and working capital needs fluctuate significantly throughout the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods, our business, financial condition and results of operations could be materially and adversely affected.
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
The principal raw materials used to produce our products, including petroleum-based plastic materials and corrugated materials (for packaging), are sourced either on a global or regional basis by us or our suppliers, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions, inflation, and other unforeseen circumstances. Although we may seek to increase the prices of certain of our goods to our customers, we may not be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases. We cannot provide any assurance that our sources of supply will not be interrupted due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow, which may have an adverse effect on our profitability and results of operations.
If we are not effective in managing our exposure to above average costs for an extended period of time, and we are unable to pass our raw materials costs on to our customers, our future profitability may be materially and adversely affected. Furthermore, with respect to transportation costs, certain modes of delivery are subject to fuel surcharges which are determined based upon the current cost of diesel fuel in relation to pre-established agreed upon costs. We may be unable to pass these fuel surcharges on to our customers, which may have an adverse effect on our profitability and results of operations.

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
Our home and garden products are mainly manufactured from our St. Louis, MO, facility and our aquatics products and certain companion animal products are manufactured in Blacksburg, VA, Bridgeton, MO, Noblesville IN and Melle, Germany. We are dependent upon the continued safe operation of these facilities.
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
Additionally, the impact of economic conditions of our suppliers cannot be predicted and our suppliers may be unable to access financing or become insolvent and thus become unable to supply us with products. Development in tax policy, such as the imposition of tariffs on imported goods, could further have a material adverse effect on our results of operations and liquidity.
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
The Company has accumulated a substantial amount of U.S. federal and state net operating loss (“NOLs”) carryforwards, and federal and state tax credits that will expire if unused. We have concluded that it is more likely than not that the majority of the federal and state deferred tax assets will create tax benefits in the future. As a consequence of earlier business combinations and issuances of common stock, the Company and its subsidiaries have had various changes of ownership that continue to subject a significant amount of the Company’s U.S. NOLs and other tax attributes to certain limitations; and therefore a valuation allowance is still recognized on certain federal and state tax asset carryforwards that are expected to expire due to the ownership change limitations or because we do not believe we will earn enough taxable income to utilize. Changes to state conformity to the provisions of the Tax Reform Act could have a material impact on the valuation allowance recorded on U.S. state net operating losses. If we are unable to fully utilize our NOLs to offset taxable income generated in the future, our future cash taxes could be materially and negatively impacted. For further discussion on the Company’s federal and state NOLs, credits, and applicable valuation allowance as of September 30, 2021, see Note 16 – Income Taxes in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
Our strategic initiatives including acquisitions and divestitures may not be successful and may divert our management’s attention away from operations and could create general customer uncertainty.
Our growth strategy is based in part on growth through strategic initiatives including both acquisitions and divestitures, which poses a number of risks. We may not be successful in identifying appropriate acquisition candidates, achieving targeted values as part of a disposition, consummating an acquisition or divestiture on satisfactory terms, integrating any newly acquired or expanded business with our current operations, or separating a divested business or commingled operation effectively. We may issue additional equity, incur long-term or short-term indebtedness, spend cash or use a combination of these for all or part of the consideration paid in future acquisitions or expansion of our operations. Consideration received in a divestiture could be used to pay down indebtedness, repurchase shares, invest in future acquisitions or expansions, including capital investments, operating development and efficiency. The execution of our strategic initiatives could entail repositioning or similar actions that in turn require us to record impairments, restructuring and other charges. Any such charges would reduce our earnings. We cannot guarantee that any future business acquisitions or divestitures will be pursued or that any acquisitions or divestitures that are pursued will be consummated.
Additionally, successful integration and separation of operations, products and personnel may place a significant burden on our management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition process, could harm our business, financial condition, and operating results. Moreover, our customers may, in response to the announcement or consummation of a transaction, delay or defer purchasing decisions. If our customers delay or defer purchasing decisions, our revenues could materially decline or any anticipated increases in revenue could be lower than expected.
Significant costs have been incurred and are expected to be incurred in connection with the consummation of recent and future strategic initiatives including the integration or separation of acquired or divested businesses within the Company.
We expect to incur one-time costs in connection with integrating our operations, products and personnel and those of the businesses we acquire or divest, in addition to costs related directly to completing such transaction. We would expect similar costs to be incurred with any future acquisition or divestiture. These costs may include expenditures for:
•employee redeployment, relocation or severance;
•integration or separation of operations and information systems;
•combination or segregation of research and development teams and processes; and
•reorganization or closures of facilities.
In addition, we expect to incur a number of non-recurring costs associated our operations with those strategic transactions. Additional unanticipated costs may yet be incurred as we integrate or separate our businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term. Additionally, while we expect to benefit from leveraging distribution channels and brand names among the combined Company, we cannot assure you that we will achieve such benefits.

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
The proposed sale of our HHI division to ASSA ABLOY AB is subject to regulatory approval.
The consummation of the acquisition of the HHI division by ASSA is subject to certain customary conditions, including, among other things, (i) the absence of a material adverse effect on HHI, (ii) the receipt of certain antitrust and other approvals in certain specified foreign jurisdictions, (iii) the accuracy of the representations and warranties of the parties (generally subject to a customary material adverse effect standard (as described in the Purchase Agreement) or other customary materiality qualifications), (iv) the absence of governmental restrictions on the consummation of the acquisition in certain jurisdictions, and (v) material compliance by the parties with their respective covenants and agreements under the Purchase Agreement. The Company may not receive the required approval and other clearances for the transaction, or they may not be received in a timely manner. If such approvals are received, they may impose terms, conditions or restrictions that may cause a failure of the closing conditions set forth in the Purchase Agreement or that could have a detrimental impact on the Company following completion of the transaction. A substantial delay in obtaining the required authorizations, approvals or consents or the imposition of unfavorable terms, conditions or restrictions could prevent the completion of the sale, and government authorities could seek to block or challenge the transaction as they deem necessary or desirable in the public interest.
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
Our debt agreements each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. Our debt agreements also contain customary events of default and covenants imposing operating and financial restrictions on our business. These covenants could, among other things, restrict our ability to incur additional indebtedness, liens or engage in sale and leaseback transactions, pay dividends or make distribution in respect of capital stock, make certain restricted payments, sell assets, engage in transactions with affiliates, except on an arms-length basis, or consolidate or merge with or sell substantially all of our assets. Further, these covenants could, among other things, limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully. In addition, our debt agreements may require us to dedicate a portion of cash flow from operations to payments on debt and also contain borrowing restrictions based on, among other things, our fixed charge coverage ratio. Furthermore, the credit agreement governing our senior secured facilities contains a financial covenant relating to maximum leverage. Such requirements and covenants could limit the flexibility of our restricted entities in planning for, or reacting to, changes in the industries in which they operate. Our ability to comply with these covenants is subject to certain events outside our control. If we are unable to comply with these covenants, the lenders under our senior secured facilities could terminate their commitments and the lenders under our senior secured facilities or the holders of our senior notes could accelerate repayment of our outstanding borrowings and, in either case, we may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms or at all. If we are unable to repay outstanding borrowings when due, the lenders under the senior secured facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If our obligations under the senior secured facilities are accelerated, we cannot assure you that our assets would be sufficient to repay in full such indebtedness.
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
A significant portion of our net sales are to customers outside of the U.S. See Note 22 – Segment Information in the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report, for sales by geographic region. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:
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
•compliance with laws and regulations concerning ethical business practices, such as U.S. Foreign Corrupt Practices Act;
•compliance with U.S. economic sanctions and laws and regulations (including those administered by the U.S. Department of the Treasury's Office of Foreign Assets Control ("OFAC") and export controls;
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
Our international sales and certain of our expenses are transacted in foreign currencies. During the fiscal year ended September 30, 2021, approximately 42% of our net sales and operating expenses were denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and as a result of acquisitions in these markets and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our cost of goods sold and our operating margins and could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from, and loans to, our subsidiaries, as well as sales to, purchases from, and bank lines of credit with, our customers, suppliers and creditors that are denominated in foreign currencies.
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

We face risks related to the impact on foreign trade agreements and relations.
Recent changes in the United States federal government have caused uncertainty about the future of trade partnerships and treaties, such as the North American Free Trade Agreement (“NAFTA”) and the World Trade Organization. The United States has withdrawn from the Trans Pacific Partnership Agreement (“TPPA”), which may affect the Company’s ability to leverage lower cost facilities in territories outside of the U.S. Additionally, on November 30, 2018 the U.S., Mexico, and Canada signed a replacement trade deal for NAFTA known as the U.S.-Mexico-Canada Agreement (“USMCA”), which was subsequently ratified by each government. The USMCA maintains duty-free access for most products and leaves most key provisions of the NAFTA agreement largely intact. Any additional assertive trade policies could result in further conflicts with U.S. trading partners, which could affect the Company’s supply chains, sourcing, and markets. Foreign countries may impose additional burdens on U.S. companies through the use of local regulations, tariffs or other requirements which could increase our operating costs in those foreign jurisdictions. It remains unclear what additional actions, if any, the current administration will take. If the United States were to materially modify or replace any international trade agreements to which it is a party, or if tariffs were raised on the foreign-sourced goods that we sell, such goods may no longer be available at a commercially attractive price, which in turn could have a material adverse effect on our business, financial condition and results of operations.
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
Following the 2016 referendum in the United Kingdom (“UK”) on whether the UK should remain in, or leave, the European Union (“EU”), the UK left the EU on January 1, 2020, but remained in the EU single market and customers union during a transition period that ended on December 31, 2020. As a result, there is significant uncertainty on a range of issues from the value of the pound, the impact on financial markets, to the impact on trade in goods and services between the UK and the EU. There is also significant uncertainty as to whether, and to what extent, laws, regulations, data privacy rules, and product and other standards in the UK will remain aligned with the EU or will diverge. There could be increased costs from re-imposition of tariffs on trade between the UK and EU, shipping delays due to the need for customs inspections and procedures, temporary shortages of certain goods or materials and other adverse impacts on supply chains. There could also be changes in tax rules that could affect us. Macro-economic trends could also be adversely affected. Increased costs for goods and services, as well as other effects of dislocations caused by the UK withdrawal, could adversely affect consumer confidence and business sentiment. Any of the foregoing could affect us, but due to the level of uncertainty, we are unable to predict the potential impact on our business, results of operations, financial condition, liquidity or cash flows, which could be material.
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
•compliance with U.S. economic sanctions laws and regulations (including those administered by OFAC); and
•economic, political or other problems in countries from or through which goods are imported.
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
We license various trademarks, trade names and patents from third parties for certain of our products. These licenses generally place marketing obligations on us and require us to pay fees and royalties based on net sales or profits. Typically, these licenses may be terminated if we fail to satisfy certain minimum sales obligations or if we breach the terms of the license. The termination of these licensing arrangements, failure to renew or enter into a new agreement on acceptable terms could adversely affect our business, financial condition and results of operations. When our right to use these trademarks, brand names and logos expires, we may not be able to maintain or enjoy comparable name recognition or status under our new brand. If we are unable to successfully manage the transition of our business to new brands, our reputation among our customers could be adversely affected, and our revenue and profitability could decline. Refer to Item 1 - Business included elsewhere in this Annual Report for further detail regarding the discussions with BDC to enter into a new agreement to replace the current Licensing Agreement. There can be no assurance that we will be able to reach agreement on the terms of a new licensing agreement with BDC.
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
Our IT systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-attacks. We continue to assess potential threats and make investments seeking to address and prevent these threats, including monitoring of networks and systems and upgrading skills, employee training and security policies for the Company and its third-party providers. However, because the techniques used in these attacks change frequently and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts will prevent breaches or breakdowns to our or our third-party providers’ databases or systems. If the IT systems, networks or service providers we rely upon fail to function properly, or if we or one of our third-party providers suffer a loss, significant unavailability of or disclosure of our business or stakeholder information, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to breaches and implementing remediation measures could be significant.

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
From time to time in the past we have been subject to a variety of claims and litigation and we may in the future be subject to additional claims and litigation (including class action lawsuits). For instance, following periods of volatility in the market price of our stock, we have become subject to the class action shareholder litigation. We are also subject to various other litigation and claims on a variety of matters. Based on the information currently available, we believe that our ultimate liability for the matters or proceedings presently pending against the Company will not have a material adverse effect on the Company’s business or financial condition. But, regardless of their merits, lawsuits (including class action lawsuits) may result in significant cost to the Company that may not be covered by insurance and may divert attention of management or may otherwise have an adverse effect on our business, financial condition, and results of operation. See Note 21 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements included elsewhere for further discussion over material claims and litigation.
The Company may be subject to product liability claims and product recalls, which could negatively impact its profitability.
In the ordinary course of our business, the Company may be named as a defendant in lawsuits involving product liability claims. In any such proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts of damages, and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on our business, results of operations and cash flows if we are unable to successfully defend against or settle these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlement related to these matters. The Company sells perishable treats for animal consumption, which involves risks such as product contamination or spoilage, product tampering, and other adulteration of food products. The Company may be subject to liability if the consumption of any of its products causes injury, illness, or death. In addition, the Company will voluntarily recall products in the event of contamination or damage. A significant product liability judgment or a widespread product recall may negatively impact the Company’s sales and profitability for a period of time depending on product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that Company products caused illness or injury could adversely affect the Company’s reputation with existing and potential customers and its corporate and brand image. Although we have product liability insurance coverage and an excess umbrella policy, our insurance policies may not provide coverage for certain, or any, claims against us or may not be sufficient to cover all possible liabilities. We may not be able to maintain such insurance on acceptable terms, if at all, in the future. See Note 21 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements included elsewhere for further discussion on product liability.

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
It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. See Note 21 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion on estimated liabilities arising from such environmental matters. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters should not be material to our business or financial condition.
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

The analysis required by GAAP entail significant amounts of judgment and subjectivity. Events and changes in circumstances that may indicate that there may be an impairment and which may indicate that interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions; the impact of the economic environment on the customer base and on broad market conditions that drive valuation considerations by market participants; our internal expectations with regard to future revenue growth and the assumptions we make when performing impairment reviews; a significant decrease in the market price of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in legal factors or the business climate that could affect our assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. As a result of such circumstances, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on our business, financial condition and operating results. See Note 11 – Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further detail.
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
•loss of any of our key customers or suppliers, including our licensing agreement with B&D;
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
Under our 2011 equity incentive plan adopted by the shareholders in 2011, called the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Equity Plan”), a total of 7.1 million shares of common stock of the Company, net of cancellations, have been authorized to be issued through the original authorization of 4.6 million shares during the 2011 shareholders meeting, an additional authorization of 1.0 million during the 2014 shareholders meeting, and a subsequent authorization of 1.5 million during the 2016 shareholders meeting. As of September 30, 2021, we have issued 6.8 million restricted stock units (or the equivalent number of shares of common stock upon the lapsing of the applicable restrictions) under the 2011 Equity Plan and have a remaining authorization to issue up to a total of 0.3 million shares of our common stock, or options or restricted stock units exercisable for shares of common stock. On July 28, 2020, the Company's shareholders approved the Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan (the "2020 Equity Plan") pursuant to which 1.2 million shares of common stock were authorized to be issued. As of September 30, 2021, we have not issued restricted stock units (or the equivalent number of shares of common stock upon the lapsing of the applicable restrictions) under the 2020 Equity Plan and have a remaining authorization to issue up to a total of 1.2 million shares of our common stock or options or restricted stock units exercisable for shares of common stock (following the conversion at the time of the Spectrum Merger of the remaining authorized but unissued shares at the Merger conversion ratio).
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following lists our principal owned or leased administrative, manufacturing, packaging, and distribution facilities at September 30, 2021:
Corporate & Administrative

Location	Function / Use	Owned / Leased
U.S. Locations
Middleton, Wisconsin	Corporate and HPC Headquarters	Leased
Earth City, Missouri	GPC and H&G Headquarters	Leased

Shared Operations & Sales Offices

Location	Function / Use	Owned / Leased
U.S. Locations
Alpharetta, Georgia	Platform sales	Leased
Bentonville, Arkansas	Platform sales	Leased
Minneapolis, Minnesota	Platform sales	Leased
Mooresville, North Carolina	Platform sales	Leased
Moorpark, California	Platform Sales	Leased
Palmas Catano, Puerto Rico	Distribution	Leased
Miramar, Florida	LATAM Shared Operations	Leased
Non-U.S. Locations
Mentone, Australia	APAC Shared Operations & Distribution	Leased
Shenzhen, China	Distribution & Shared Operations	Leased
Singapore, Singapore	Platform Sales	Leased
Penrose, New Zealand	Platform Sales	Leased
Yokohama, Japan	Platform Sales	Leased
Sulzbach, Germany	EMEA Shared Operations	Leased
Wombourne, UK	Distribution	Leased
Paris, France	Platform Sales	Owned
Milan, Italy	Platform Sales	Leased
Warsaw, Poland	Platform Sales	Leased
West Byfleet, UK	Platform Sales	Leased
Moscow, Russia	Platform Sales	Leased
Barcelona, Spain	Platform Sales	Leased
Bucharest, Romania	Platform Sales	Leased
Ballymount, Ireland	Platform Sales	Leased
Lisbon, Portugal	Platform Sales	Leased
Utrecht, Netherlands	Platform Sales	Leased
Mechelen, Belgium	Platform Sales	Leased
Stockholm, Sweden	Platform Sales	Leased
Mexico City, Mexico	Platform Sales	Leased
Bogota, Colombia	Platform Sales	Leased
Buenos Aires, Argentina	Platform Sales	Leased
El Dorado, Panama	Platform Sales	Leased
Huechuraba, Chile	Platform Sales	Leased
Santiago de Surco, Peru	Platform Sales	Leased
San Jose, Costa Rica	Platform Sales	Leased
Guatemala, Guatemala	Platform Sales	Leased
San Salvador, El Salvador	Platform Sales	Leased
Tegucigalpa, Honduras	Platform Sales	Leased
Santa Domingo, Dominican Republic	Platform Sales	Leased
Vantaa, Finland	Platform Sales	Leased
Ceska Lipa, Czech Republic	Platform Sales	Leased

Home & Personal Care (HPC)

Location	Function / Use	Owned / Leased
U.S. Locations
DeForest, Wisconsin	Distribution	Leased
Redlands, California	Distribution	Leased
Non-U.S. Locations
Nuremberg, Germany	Distribution	Leased
Manchester, UK	UK Shared Operations	Owned

Global Pet Care (GPC)

Location	Function / Use	Owned / Leased
U.S. Locations
Blacksburg, Virginia	Manufacturing	Owned/Leased
Bridgeton, Missouri	Manufacturing	Leased
Noblesville, Indiana	Manufacturing	Owned
Painesville, Ohio	Manufacturing	Leased
Edwardsville, Illinois	Distribution	Leased
Riverview, Florida	Research & Development	Owned
Non-U.S. Locations
Melle, Germany	Manufacturing	Leased
Borgholzhausen, Germany	Distribution	Leased
Nottingham, UK	Distribution	Owned

Home & Garden (H&G)

Location	Function / Use	Owned / Leased
U.S. Locations
St. Louis, Missouri	Manufacturing	Leased
Edwardsville, Illinois	Distribution	Leased
We also contract with third parties to operate distribution centers, sales and other administrative offices throughout the world in support of our business. We believe that our existing facilities are suitable and adequate for our present purposes and that the productive capacity in such facilities is substantially being utilized or we have plans to utilize it.

ITEM 3.    LEGAL PROCEEDINGS
We have disclosed all matters of legal proceedings believed to have an adverse effect on our results of operations, financial condition, liquidity or cash flows in the notes to our consolidated financial statements. See Note 21 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for additional detail.
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
As of November 19, 2021, there were approximately 1,237 holders of record based upon data provided by the transfer agent for the SBH’s common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
SB/RH is a wholly-owned subsidiary of SBH and accordingly, there is no established public trading market for its equity securities. As of November 19, 2021, there is only one record holder of its equity securities. During the years ended September 30, 2021 and 2020, SB/RH paid dividends of $192.3 million and $241.0 million, respectively, to its parent company, SBH. Certain restrictive covenants within the Company’s debt facilities impose limitations on payment of dividends by SB/RH’s subsidiaries to SB/RH and to SBH.
Equity Plans
Equity based incentive and performance compensation awards provided to employees, directors, officers and consultants were issued pursuant to the following awards plans:
•Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan as approved and amended by the Spectrum Legacy stockholders, (the "Spectrum Equity Plan").
•Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan, as approved by the Spectrum stockholders (the "2020 Equity Plan").
The following is a summary of the authorized and available shares per the respective plans:

(number of shares, in millions)	Authorized	Available
Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan	7.1	0.3
Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan	1.2	1.2
Refer to Note 19 – Share Based Compensation in Notes to our Consolidated Financial Statement included elsewhere in this Annual Report, for additional information.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On May 4, 2021, the Board of Directors approved a new share repurchase program authorizing the purchase of up to $1 billion of our common stock. The new share repurchase program commenced immediately and replaced the previous share repurchase program. The authorization is effective for 36 months. The share repurchase program permits shares to be repurchased in the open market or through privately negotiated transactions, including by direct purchases or purchases pursuant to derivative instruments or other transactions (including pursuant to accelerated share repurchase agreements, the writing and settlement of put options and the purchase and exercise of call options). The number of shares to be repurchased and the timing of any repurchases will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements. The share repurchase program may be suspended, amended or discontinued at any time. The following summarizes the activity of common stock repurchases under the program in the fourth quarter of the year ended September 30, 2021:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Approximate Dollar Value of Shares that may Yet Be Purchased
As of July 4, 2021	115,167	$88.22	115,167	$989,839,967
July 5, 2021 to August 1, 2021	—	—	—	989,839,967
August 2, 2021 to August 29, 2021	—	—	—	989,839,967
August 30, 2021 to September 30, 2021	747,500	93.88	747,500	919,661,398
As of September 30, 2021	862,667	$93.13	862,667	$919,661,398
During the fourth quarter ended September 30, 2021, SBH entered into a $150 million rule 10b5-1 repurchase to facilitate daily market share repurchases through September 16, 2022, until the cap is reached or until the plan is terminated, of which $16.0 million was executed in the fourth quarter and included in the common stock repurchase program summarized above.
During the year ended September 30, 2021, the Company also repurchased $45.5 million of common stock in private purchases with employees and significant shareholders at the fair value, consisting of 0.7 million of common stock repurchases at an average share price of $66.63 per share, which are not included in the common stock repurchase program summarized above.
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
The comparison below assumes that $100 was invested in the common stock of SBH from September 30, 2016 until September 30, 2021. The comparison is based upon the closing price of the common stock, as applicable, and assumes the reinvestment of all dividends, if any. The returns of each of the companies in our peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. The stockholder return shown on the graph below is not necessarily indicative of future performance and will not make or endorse any predictions as to future stockholder returns.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
09/30/16
09/30/17
09/30/18
09/30/19
09/30/20
09/30/21
Spectrum Brands Holdings, Inc
Russell 1000 Index
Peer Group

ITEM 6.    RESERVED.

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
Business Overview
The following section provides a general description of our business as well as recent developments for the years ended September 30, 2021, 2020, and 2019, which we believe are important to understanding our results of operations, financial condition, and understanding anticipated future trends. Refer to Item 1 - Business and Note 1 – Description of Business in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for an overview of our business.
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
During the years ended September 30, 2020 and 2021, and as of the date of this report, we have been and continue to be classified as an essential business in the jurisdictions that have mandated closures of non-essential businesses, and therefore have been allowed to remain open and continue to operate to the extent possible under existing regulations with any limitation in production output being short-term in nature. Despite the supply implications in the prior year, the Company has experienced continued customer demand. While demand for our products generally has not been negatively impacted, our teams continue to monitor demand disruption and there can be no assurance as to the level of demand that will prevail following the year ended September 30, 2021. A large portion of our customers continue to operate and sell our products, with some customers having experienced reduced operations due to closures or reduced store hours. There have also been changes in consumer needs and spending during the COVID-19 pandemic, which have resulted in a limited number of change orders and reduced spending. Currently, we have not identified, and will continue to monitor for, any substantive risk attributable to customer credit and have not experienced a significant impact from store closures or retail bankruptcies. We believe the severity and duration of the COVID-19 pandemic to be uncertain and may contribute to retail volatility and consumer purchase behavior changes. The magnitude of the financial impact on our results is highly dependent on the duration of the COVID-19 pandemic and how quickly the U.S. and global economies resume normal operations.
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
Acquisitions
The Company periodically evaluates strategic transactions that may result in the acquisition of a business or assets that qualify as recognition of a business combination. Acquisitions may impact the comparability of the consolidated or segment financial information with the inclusion of operating results for the acquired business in periods subsequent to acquisition date, the inclusion of acquired assets, both tangible and intangible (including goodwill), and the related amortization or depreciation of acquired assets. Moreover, the comparability of consolidated or segment financial information may be impacted by incremental costs to facilitate the transaction and supporting integration activities of the acquired operations with the consolidated group.
During the year ended September 30, 2021, the Company entered into the following acquisition activity:
•On May 28, 2021, the Company acquired all ownership interests in FLP for a purchase price of $301.5 million. FLP is a leading manufacturer of household cleaning, maintenance, and restoration products sold under the Rejuvenate® brand. The net assets and operating results of FLP are included in the Company’s Consolidated Statements of Income and reported within the H&G reporting segment for the year ended September 30, 2021, effective the acquisition date of May 28, 2021.
•On October 26, 2020, the Company completed the acquisition of Armitage for $187.7 million. Armitage is a premium pet treats and toys business in Nottingham, United Kingdom including a portfolio of brands that include Armitage's dog treats brand, Good Boy®, cat treats brand, Meowee!®, and Wildbird® bird feed products, among others, that are predominantly sold within the United Kingdom. The net assets and results of operations of Armitage are included in the Company’s Consolidated Statements of Income and reported within the GPC reporting segment for the year ended September 30, 2021, effective the acquisition date of October 26, 2020.
During the year ended September 30, 2020, the Company entered into the following acquisition activity:
•On March 10, 2020, the Company acquired Omega Sea, LLC ("Omega"), a manufacturer and marketer of premium fish foods and consumable goods for the home and commercial aquarium markets, primarily consisting of the Omega brand, for a purchase price of approximately $16.9 million. The net assets and results of operations of Omega are included in the Company's Consolidated Statements of Income and reported within GPC reporting segment for the years ended September 30, 2020 and September 30, 2021, effective the acquisition date of March 10, 2020.
There was no acquisition activity during the year ended September 30, 2019. See Note 4 - Acquisitions in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further discussion pertaining to the referenced acquisition activity.

Divestitures
The Company periodically evaluates strategic transactions that may result in the divestiture of a business or assets that may impact the comparability of consolidated or segment financial information. Certain divestitures may be classified separately from continuing operations if they are considered a strategic shift to the consolidated group, which results in the operating results and any realized gain or loss from the divestiture to be presented as a component of income from discontinued operations for all comparable periods in the Consolidated Financial Statements. Divestitures that do not qualify as discontinued operations result in he gain or loss from the divestiture being recognized as part of continuing operations. Further, the comparability of consolidated or segment financial information may be impacted by incremental costs to facilitate the transaction and related separation activities of the divested business, including any subsequent restructuring of the consolidated group.
During the year ended September 30, 2021, the Company entered into the following divestiture activity:
•On September 8, 2021, the Company entered into the Purchase Agreement with ASSA to sell its HHI segment for cash proceeds of $4.3 billion, subject to customary purchase price adjustments. The consummation of the transaction is subject to customary conditions, including the absence of a material adverse effect of HHI and certain antitrust conditions or other governmental restrictions, amongst others, and is anticipated to be consummated during the year ended September 30, 2022. The Company's assets and liabilities associated with HHI have been classified as held for sale and the HHI operations have been classified as discontinued operations and are reported separately for all periods presented.
During the year ended September 30, 2020, the Company entered into the following divestiture activity:
•On March 29, 2020, the Company completed the sale of its DCF production facility and distribution center in Coevorden, Netherlands with United Petfood Producers NV ("UPP") for cash proceeds of $29.0 million, resulting in a loss on assets held for sale of $26.8 million during the year ended September 30, 2020. The loss was recognized as a component of continuing operations and operating income within the Company's GPC segment. The Company continues to operate its commercial DCF business following the divestiture and is supplied by UPP through a manufacturing agreement and distribution agreement. Additionally, the Company recognized an impairment on intangible assets of $7.6 million due to the incremental cash flow risk associated with the commercial DCF business following the divestiture.
During the year ended September 30, 2019, the Company entered into the following divestiture activity:
•On January 2, 2019, the Company completed the sale of its GBL business pursuant to the GBL acquisition agreement with Energizer for cash proceeds of $1,956.2 million, resulting in the recognition of a pre-tax gain on sale of $989.8 million during the year ended September 30, 2019. The results of operations and gain on sale for disposal of the GBL business are recognized as a component of income from discontinued operations for all comparable periods. Prior to the completion of the GBL divestiture, the Company changed its plan to sell its GBA segment, consisting of both the GBL and HPC businesses, and recognized the net assets of HPC as held for use and included component of continuing operations as a separate reporting segment for all comparable periods. As a result, the Company recognized $29.0 million of incremental depreciation and amortization for cumulative depreciation and amortization on HPC long-lived assets not previously recognized while held for sale.
•On January 28, 2019, the Company completed the sale of its GAC business pursuant to the GAC acquisition agreement with Energizer for $1.2 billion, consisting of $938.7 million in cash proceeds and $242.1 million in stock consideration of common stock of Energizer, resulting in the loss on sale of business of $111.0 million. The results of operations and write-down of net assets held for sale for the disposal of the GAC business were recognized as a component of discontinued operations. Realized and unrealized gains and losses on the common stock investment in Energizer was recognized as Other Non-Operating Expense (Income), net on the Company’s Consolidated Statement of Income.
See Note 3 – Divestitures in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further discussion pertaining to the referenced divestiture activity.
Restructuring Activity
We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results on the consolidated financial statements. The most significant of these initiatives is the Global Productivity Improvement Program, which began during the year ended September 30, 2019 and is anticipated to continue through the fiscal year ending September 30, 2022. See Note 5 - Restructuring and Related Charges in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further discussion pertaining to restructuring and related activity.
Refinancing Activity
The following recent financing activity has a significant impact on the comparability of financial results on the consolidated financial statements.
•During the year ended September 30, 2021, the Company completed its offering of $500.0 million aggregate principal amount of its 3.875% Notes and entered into a new Term Loan Facility in the aggregate principal amount of $400.0 million on March 3, 2021. The Company also redeemed $250.0 million of the 6.125% Notes and $550.0 million of the 5.75% Notes, with a call premium of $23.4 million and non-cash write-off of unamortized debt issuance costs of $7.9 million recognized as interest expense.
•During the year ended September 30, 2020, the Company (1) entered into the Amended and Restated Credit Agreement (the "Credit Agreement"), which refinanced the Company's previously existing credit facility, extending the maturity, reducing the revolving facility under the Credit Agreement from $890 million to $600 million, and changing interest rate margins; (2) issued $300 million of its 5.50% Senior Unsecured Notes; and (3) completed the tender and call of its 6.625% Notes with an outstanding principal of $117.4 million initiated in the previous year, with a premium of $1.5 million and non-cash write-off of unamortized debt issue costs of $1.1 million recognized as interest expense.
•During the year ended September 30, 2019, the Company (1) repaid $452.6 million of its 6.625% Notes with an outstanding principal of $570.0 million, consisting of a repayment of $285.0 million on March 31, 2019 plus a repayment of $167.6 million on September 24, 2019 using proceeds from the GAC divestitures, with a premium of $9.2 million and non-cash write-off of unamortized debt issue cost of $5.0 million recognized as interest expense; (2) issued $300.0 million of 5.00% Senior Unsecured Notes due September 2029; (3) repaid $890.0 million of its 7.75% Senior Unsecured Notes in full on January 30, 2019 using proceeds received from the GBL and GAC divestitures with a premium of $17.2 million and non-cash write-off of unamortized debt issue costs and discounts of $24.0 million recognized as interest expense; (4) repaid its USD Term Loan in full on January 4, 2019 using proceeds received from the divestiture of GBL with a non-cash write-off of unamortized debt issue costs of $6.6 million recognized as interest expense; and (5) repaid its CAD Term Loan in full on October 31, 2018.

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
Non-GAAP Measurements
Our consolidated and segment results contain non-GAAP metrics such as organic net sales and Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization). While we believe organic net sales and Adjusted EBITDA are useful supplemental information, such adjusted results are not intended to replace our financial results in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”) and should be read in conjunction with those GAAP results.
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
The following is a reconciliation of net sales to organic net sales of SBH and SB/RH for the year ended September 30, 2021 compared to net sales for the year ended September 30, 2020:

	September 30, 2021					Net Sales September 30, 2020	Variance
(in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales
HPC	$1,260.1	$(31.1)	$1,229.0	$—	$1,229.0	$1,107.6	$121.4	11.0%
GPC	1,129.9	(18.4)	1,111.5	(99.5)	1,012.0	962.6	49.4	5.1%
H&G	608.1	—	608.1	(23.2)	584.9	551.9	33.0	6.0%
Total	$2,998.1	$(49.5)	$2,948.6	$(122.7)	$2,825.9	$2,622.1	$203.8	7.8%

The following is a reconciliation of net sales to organic net sales of SBH and SB/RH for the year ended September 30, 2020 compared to net sales for the year ended September 30, 2019:

	September 30, 2020					Net Sales September 30, 2019	Variance
(in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales
HPC	$1,107.6	$18.9	$1,126.5	$—	$1,126.5	$1,068.1	$58.4	5.5%
GPC	962.6	1.1	963.7	(7.5)	956.2	870.2	86.0	9.9%
H&G	551.9	0.1	552.0	—	552.0	508.1	43.9	8.6%
Total	$2,622.1	$20.1	$2,642.2	$(7.5)	$2,634.7	$2,446.4	$188.3	7.7%

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
EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics under the Company's Long-Term Incentive Plan ("LTIP"); and generally consist of non-cash, stock-based compensation. During the years ended September 30, 2021, 2020, and 2019, other incentive compensation also includes incentive bridge awards issued due to changes in the Company's LTIP that allowed for cash based payment upon employee election but does not qualify for share-based compensation. All bridge awards fully vested in November 2020. See Note 19 - Share Based Compensation in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further details;
•Restructuring and related charges, which consist of project costs associated with the restructuring initiatives across the Company's segments. See Note 5 - Restructuring and Related Charges in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further details;
•Transaction related charges that consist of (1) transaction costs from acquisitions or subsequent project costs directly associated with integration of an acquired business with the consolidated group; and (2) transaction costs from divestitures and subsequent project costs to facilitate separation of shared operations, including development of transferred shared service operations, platforms and personnel transferred, and exiting of transition service arrangements (TSAs) and reverse TSAs. See Note 2 – Significant Accounting Policies and Practices in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further details;
•Unallocated shared costs associated with discontinued operations from certain shared and center-led administrative functions supporting the Company's business units excluded from income from discontinued operations as they are not a direct cost of the discontinued business but a result of indirect allocations, including but not limited to, information technology, human resources, finance and accounting, supply chain, and commercial operations. Amounts attributable to unallocated shared costs would be mitigated through subsequent strategic or restructuring initiatives, TSAs, elimination of extraneous costs or re-allocation or absorption by existing continuing operations following the completed sale of the discontinued operations. See Note 3 - Divestitures in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for further details;
•Gains and losses attributable to the Company’s investment in Energizer common stock. During the year ended September 30, 2021, the Company sold its remaining shares in Energizer common stock. See Note 7 – Fair Value of Financial Instruments in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further details;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations;
•Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations after an acquisition;
•Incremental reserves for non-recurring litigation or environmental remediation activity including (1) proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual nonrecurring claims with no previous history or precedent recognized during the year ended September 30, 2021, (2) environmental remediation reserves realized during the year ended September 30, 2019 on legacy properties and former manufacturing sites assumed by the organization which had previously been exited by the Company, and (3) legal settlement costs associated with retained litigation from the Company's divested GAC operations realized during the year ended September 30, 2019. See Note 21 – Commitments and Contingencies in Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further detail;
•Incremental costs realized under a three-year tolling agreement entered into with the buyer in consideration with the divestiture of the Coevorden Operations on March 29, 2020, for the continued production of dog and cat food products purchased to support GPC commercial operations and distribution in Europe. See Note 3 - Divestitures in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further detail;
•Gain on extinguishment of the Salus CLO debt due to the discharge of the obligation during the year ended September 30, 2020. See Note 12 - Debt in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further details;
•Foreign currency gains and losses attributable to multicurrency loans for the year ended September 30, 2020 and 2019, that were entered into with foreign subsidiaries in exchange for the receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestitures; and
•Other adjustments primarily consisting of costs attributable to (1) incremental fines and penalties realized for delayed shipments following the transition of a third-party logistics service provider in GPC during the year ended September 30, 2021; (2) costs associated with Salus operations during the years ended September 30, 2021, 2020 and 2019 as they are not considered a component of continuing commercial products company; (3) expenses and cost recovery for flood damage at the Company's facilities in Middleton, Wisconsin recognized during the years ended September 30, 2020 and 2019; (4) incremental costs for separation of a key executives during the years ended September 30, 2020 and 2019; (5) costs associated with a safety recall in GPC during the year ended September 30, 2019; (6) operating margin on H&G sales to GAC discontinued operations during the year ended September 30, 2019; and (7) certain fines and penalties for delayed shipments following the completion of a GPC distribution center consolidation in EMEA during the year ended September 30, 2019.

The following is a reconciliation of net income to Adjusted EBITDA for the years ended September 30, 2021, 2020 and 2019 for SBH:

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HPC	GPC	H&G	Corporate	Consolidated
Year Ended September 30, 2021
Net income from continuing operations	$46.1	$127.7	$83.7	$(242.2)	$15.3
Income tax benefit	—	—	—	(26.4)	(26.4)
Interest expense	—	—	—	116.5	116.5
Depreciation and amortization	44.0	39.3	19.2	14.5	117.0
EBITDA	90.1	167.0	102.9	(137.6)	222.4
Share and incentive based compensation	—	—	—	29.4	29.4
Restructuring and related charges	9.1	15.2	0.4	15.6	40.3
Transaction related charges	3.4	16.5	10.8	25.6	56.3
Unallocated shared costs	—	—	—	26.9	26.9
Gain on Energizer investment	—	—	—	(6.9)	(6.9)
Inventory acquisition step-up	—	3.4	3.9	—	7.3
Legal and environmental remediation reserves	—	—	6.0	—	6.0
Coevorden tolling related charges	—	6.2	—	—	6.2
Other	—	3.8	—	0.1	3.9
Adjusted EBITDA	$102.6	$212.1	$124.0	$(46.9)	$391.8
Net Sales	$1,260.1	$1,129.9	$608.1	$—	$2,998.1
Adjusted EBITDA Margin	8.1%	18.8%	20.4%	—	13.1%
Year Ended September 30, 2020
Net income (loss) from continuing operations	$42.9	$44.9	$91.2	$(231.4)	$(52.4)
Income tax expense	—	—	—	27.3	27.3
Interest expense	—	—	—	93.7	93.7
Depreciation and amortization	35.2	44.4	20.4	14.7	114.7
EBITDA	78.1	89.3	111.6	(95.7)	183.3
Share and incentive based compensation	—	—	—	36.1	36.1
Restructuring and related charges	4.6	20.8	0.5	45.7	71.6
Transaction related charges	8.8	10.8	—	3.5	23.1
Unallocated shared costs	—	—	—	17.4	17.4
Loss on Energizer investment	—	—	—	16.8	16.8
Loss on sale of Coevorden operations	—	26.8	—	—	26.8
Write-off from impairment of intangible assets	—	24.2	—	—	24.2
Foreign currency loss on multicurrency divestiture loans	0.6	—	—	3.2	3.8
Salus CLO debt extinguishment	—	—	—	(76.2)	(76.2)
Other	0.1	0.1	—	(3.2)	(3.0)
Adjusted EBITDA	$92.2	$172.0	$112.1	$(52.4)	$323.9
Net Sales	$1,107.6	$962.6	$551.9	$—	$2,622.1
Adjusted EBITDA Margin	8.3%	17.9%	20.3%	—	12.4%
Year Ended September 30, 2019
Net (loss) income from continuing operations	$(127.8)	$63.4	$84.9	$(322.7)	$(302.2)
Income tax benefit	—	—	—	(52.0)	(52.0)
Interest expense	—	—	—	158.4	158.4
Depreciation and amortization	64.6	48.8	19.3	14.6	147.3
EBITDA	(63.2)	112.2	104.2	(201.7)	(48.5)
Share and incentive based compensation	—	—	—	47.6	47.6
Restructuring and related charges	8.1	7.6	1.8	43.5	61.0
Transaction related charges	7.4	2.5	—	11.0	20.9
Unallocated shared cost	—	—	—	15.7	15.7
Loss on Energizer investment	—	—	—	12.1	12.1
Write-off from impairment of goodwill	116.0	—	—	—	116.0
Write-off from impairment of intangible assets	18.8	16.6	—	—	35.4
Legal and environmental remediation reserves	—	—	—	10.0	10.0
Foreign currency loss on multicurrency divestiture loans	—	—	—	36.2	36.2
Other	0.1	3.7	(0.5)	3.6	6.9
Adjusted EBITDA	$87.2	$142.6	$105.5	$(22.0)	$313.3
Net Sales	$1,068.1	$870.2	$508.1	$—	$2,446.4
Adjusted EBITDA Margin	8.2%	16.4%	20.8%	—	12.8%

The following is a reconciliation of net income to Adjusted EBITDA for the years ended September 30, 2021, 2020 and 2019 for SB/RH:

SB/RH HOLDINGS, LLC (in millions)	HPC	GPC	H&G	Corporate	Consolidated
Year Ended September 30, 2021
Net income from continuing operations	$46.1	$127.7	$83.7	$(240.2)	$17.3
Income tax benefit	—	—	—	(25.0)	(25.0)
Interest expense	—	—	—	116.8	116.8
Depreciation and amortization	44.0	39.3	19.2	14.5	117.0
EBITDA	90.1	167.0	102.9	(133.9)	226.1
Share and incentive based compensation	—	—	—	27.7	27.7
Restructuring and related charges	9.1	15.2	0.4	15.6	40.3
Transaction related charges	3.4	16.5	10.8	25.6	56.3
Unallocated shared costs	—	—	—	26.9	26.9
Gain on Energizer investment	—	—	—	(6.9)	(6.9)
Inventory acquisition step-up	—	3.4	3.9	—	7.3
Legal and environmental remediation reserves	—	—	6.0	—	6.0
Coevorden tolling related charges	—	6.2	—	—	6.2
Other	—	3.8	—	0.1	3.9
Adjusted EBITDA	$102.6	$212.1	$124.0	$(44.9)	$393.8
Net Sales	$1,260.1	$1,129.9	$608.1	$—	$2,998.1
Adjusted EBITDA Margin	8.1%	18.8%	20.4%	—	13.1%
Year Ended September 30, 2020
Net income (loss) from continuing operations	$42.9	$44.9	$91.2	$(287.4)	$(108.4)
Income tax expense	—	—	—	14.5	14.5
Interest expense	—	—	—	93.2	93.2
Depreciation and amortization	35.2	44.4	20.4	14.7	114.7
EBITDA	78.1	89.3	111.6	(165.0)	114.0
Share and incentive based compensation	—	—	—	34.8	34.8
Restructuring and related charges	4.6	20.8	0.5	45.7	71.6
Transaction related charges	8.8	10.8	—	3.5	23.1
Unallocated shared costs	—	—	—	17.4	17.4
Loss on Energizer investment	—	—	—	16.8	16.8
Loss on sale of Coevorden operations	—	26.8	—	—	26.8
Write-off from impairment of intangible assets	—	24.2	—	—	24.2
Foreign currency loss on multicurrency divestiture loans	0.6	—	—	3.2	3.8
Other	0.1	0.1	—	(3.9)	(3.7)
Adjusted EBITDA	$92.2	$172.0	$112.1	$(47.5)	$328.8
Net Sales	$1,107.6	$962.6	$551.9	$—	$2,622.1
Adjusted EBITDA Margin	8.3%	17.9%	20.3%	—%	12.5%
Year Ended September 30, 2019
Net (loss) income from continuing operations	$(127.8)	$63.4	$84.9	$(281.8)	$(261.3)
Income tax benefit	—	—	—	(36.1)	(36.1)
Interest expense	—	—	—	106.1	106.1
Depreciation and amortization	64.6	48.8	19.3	14.6	147.3
EBITDA	(63.2)	112.2	104.2	(197.2)	(44.0)
Share and incentive based compensation	—	—	—	47.2	47.2
Restructuring and related charges	8.1	7.6	1.8	43.5	61.0
Transaction related charges	7.4	2.5	—	11.0	20.9
Unallocated shared cost	—	—	—	15.7	15.7
Loss on Energizer investment	—	—	—	12.1	12.1
Write-off from impairment of goodwill	116.0	—	—	—	116.0
Write-off from impairment of intangible assets	18.8	16.6	—	—	35.4
Legal and environmental remediation reserves	—	—	—	10.0	10.0
Foreign currency loss on multicurrency divestiture loans	—	—	—	36.2	36.2
Other	0.1	3.7	(0.5)	0.8	4.1
Adjusted EBITDA	$87.2	$142.6	$105.5	$(20.7)	$314.6
Net Sales	$1,068.1	$870.2	$508.1	$—	$2,446.4
Adjusted EBITDA Margin	8.2%	16.4%	20.8%	—	12.9%

Consolidated Results of Operations
The following section provides an analysis of our operations for the years ended September 30, 2021, 2020 and 2019.
SBH
The following is summarized consolidated results of operations for SBH for the years ended September 30, 2021, 2020 and 2019, respectively:

(in millions, except %)	2021	2020	Variance		2020	2019	Variance
Net sales	$2,998.1	$2,622.1	$376.0	14.3%	$2,622.1	$2,446.4	$175.7	7.2%
Gross profit	1,034.6	878.1	156.5	17.8%	878.1	819.6	58.5	7.1%
Gross profit margin	34.5%	33.5%	100	bps	33.5%	33.5%	—	bps
Operating expenses	937.5	869.5	68.0	7.8%	869.5	972.0	(102.5)	(10.5)%
Interest expense	116.5	93.7	22.8	24.3%	93.7	158.4	(64.7)	(40.8)%
Other non-operating (income) expense, net	(8.3)	16.2	(24.5)	n/m	16.2	43.4	(27.2)	(62.7)%
Income tax (benefit) expense	(26.4)	27.3	(53.7)	n/m	27.3	(52.0)	79.3	n/m
Net income (loss) from continuing operations	15.3	(52.4)	67.7	n/m	(52.4)	(302.2)	249.8	n/m
Income from discontinued operations, net of tax	174.3	150.9	23.4	15.5%	150.9	798.0	(647.1)	(81.1)%
Net income	189.6	98.5	91.1	92.5%	98.5	495.8	(397.3)	(80.1)%
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the years ended September 30, 2021, 2020 and 2019 and the principal components of changes in net sales for the respective periods.

(in millions, except %)	2021	2020	Variance		2020	2019	Variance
HPC	$1,260.1	$1,107.6	$152.5	13.8%	$1,107.6	$1,068.1	$39.5	3.7%
GPC	1,129.9	962.6	167.3	17.4%	962.6	870.2	92.4	10.6%
H&G	608.1	551.9	56.2	10.2%	551.9	508.1	43.8	8.6%
Net Sales	$2,998.1	$2,622.1	376.0	14.3%	$2,622.1	$2,446.4	175.7	7.2%

(in millions)	2021	2020
Net Sales for the year ended September 30, 2020 and 2019, respectively	$2,622.1	$2,446.4
Increase due to acquisition	122.7	7.5
Increase in HPC	121.4	58.4
Increase in GPC	49.4	86.0
Increase in H&G	33.0	43.9
Foreign currency impact, net	49.5	(20.1)
Net Sales for the year ended September 30, 2021 and 2020, respectively	$2,998.1	$2,622.1
Gross Profit. Gross profit for the year ended September 30, 2021 increased primarily due to higher sales volume with increased productivity, favorable mix with incremental product and input costs partially offset by pricing adjustments. Gross profit for the year ended September 30, 2020 increased with no change in margin, primarily due to increased sales volume with incremental product and input costs including tariffs, offset by productivity, favorable product mix and pricing adjustments.
Operating Expenses. Operating expenses for the year ended September 30, 2021 increased due to higher selling expenses of $78.3 million attributable to higher freight and distribution costs and higher marketing and advertising spend, increased general and administrative costs of $26.3 million and increased transaction related charges of $33.2 million due to strategic acquisition and divestiture activities; offset by a decrease in restructuring costs of $19.4 million with loss from sale of Coevorden facility of $26.8 million and impairment of related intangible assets of $24.2 million in the prior year. Operating expenses for the year ended September 30, 2020 decreased due to the impairment of HPC goodwill of $116.0 million and impairment of intangible assets of $35.4 million in the previous year with offsets by the recognition of loss from sale of Coevorden facility of $26.8 million and impairment of related intangible assets $24.2 million. See Note 2 - Significant Accounting Policies and Practices and Note 5 - Restructuring and Related Charges in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail on transaction and restructuring related charges.
Interest Expense. Interest expense for the year ended September 30, 2021 increased due to one-time refinancing charges offset by lower average borrowing rates. Interest expense for the year ended September 30, 2020 decreased due to lower borrowings and average interest rates during the period. See Note 12 - Debt in Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
Other Non-Operating Expense, Net. Other non-operating expense, net for the year ended September 30, 2021 decreased due to realized gains on the investment in Energizer common stock which was fully liquidated in January 2021. Other non-operating expense, net for the year ended September 30, 2020 decreased primarily due to foreign currency losses in the previous year related to multicurrency loans with foreign subsidiaries associated with the GBL and GAC divestitures and realized and unrealized losses on the investment in Energizer common stock. See Note 7 - Fair Value of Financial Instruments in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail.

Income Taxes. The effective tax rate was 237.8% for the year ended September 30, 2021 compared to 108.8% for the year ended September 30, 2020 and 14.7% for the year ended September 30, 2019. Pretax income from continuing operations in the year ended September 30, 2021 was close to breakeven and therefore many items have a sizeable impact on the effective tax rate. Our annual effective tax rate is significantly impacted by income earned outside the U.S. that is subject to U.S. tax including the U.S. tax on global intangible low taxed income, certain nondeductible expenses, state income taxes, and foreign rates that differ from the U.S. federal statutory rate. The year ended September 30, 2021 tax expense was significantly impacted by valuation allowance release, tax expense due to an increase to the United Kingdom's future tax rate, and tax benefits from retroactive law changes for global intangible low taxed income. See Note 16 – Income Taxes in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for additional detail.
Income From Discontinued Operations. Discontinued operations includes the results of operations, financial position and cash flows for the GBL and GAC divisions sold during the year ended September 30, 2019, effective January 2, 2019 and January 28, 2019, respectively, plus the operations, financial position and cash flows for HHI for all comparable periods, with the HHI disposal group being held for sale as of September 30, 2021.
Income from discontinued operations, net of tax increased during the year ended September 30, 2021 due to increased income from operations of HHI driven by strong consumer demand and new product innovation driving sales growth across retail, e-commerce and new build channels coupled with fulfillment of prior year retail inventory rebuild when the prior year was impacted by COVID-19 supply related disruptions; partially offset by higher freight and input cost inflation and higher marketing investments.
Income from discontinued operations, net of tax, decreased during the year ended September 30, 2020 due to the net gain realized from the disposition of the GBL and GAC divestitures during the year ended September 30, 2019, offset by the decrease in income from operations of HHI. Decrease in HHI operations was attributable to lower sales volumes driven by COVID-19 supply constraints coupled with higher input costs and tariffs, offset by improved productivity, pricing and mix, retrospective tariff exclusions and reduced restructuring spend; and lower allocation of interest costs from corporate debt allocated to discontinued operations attributable to the paydown of debt following the disposition of the GBL and GAC divestitures.
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
SB/RH
The following is summarized consolidated results of operations for SB/RH for the years ended September 30, 2021, 2020 and 2019:

(in millions, except %)	2021	2020	Variance		2020	2019	Variance
Net sales	$2,998.1	$2,622.1	$376.0	14.3%	$2,622.1	$2,446.4	$175.7	7.2%
Gross profit	1,034.6	878.1	156.5	17.8%	878.1	819.6	58.5	7.1%
Gross profit margin	34.5%	33.5%	100	bps	33.5%	33.5%	—	bps
Operating expenses	933.8	862.5	71.3	8.3%	862.5	967.3	(104.8)	(10.8%)
Interest expense	116.8	93.2	23.6	25.3%	93.2	106.1	(12.9)	(12.2%)
Other non-operating (income) expense, net	(8.3)	16.3	(24.6)	n/m	16.3	43.6	(27.3)	(62.6%)
Income tax (benefit) expense	(25.0)	14.5	(39.5)	n/m	14.5	(36.1)	50.6	n/m
Net income (loss) from continuing operations	17.3	(108.4)	125.7	n/m	(108.4)	(261.3)	152.9	(58.5%)
Income from discontinued operations, net of tax	174.3	150.9	23.4	15.5%	150.9	803.9	(653.0)	(81.2%)
Net income	191.6	42.5	149.1	350.8%	42.5	542.6	(500.1)	(92.2%)
n/m = not meaningful
For the years ended September 30, 2021 and 2020, the change in net sales, gross profit, operating expenses and other non-operating expenses are primarily attributable to changes in SBH previously discussed. The change in interest expense is primarily attributable to the changes in SBH previously discussed except for the non-cash gain on extinguishment of Salus CLO debt. Income from discontinued operations is attributable to SBH previously discussed.
The effective tax rate was 324.7% for the year ended September 30, 2021 compared to (15.4%) for the year ended September 30, 2020 and 12.1% for the year ended September 30, 2019. The change in tax rate is primarily attributable to the changes in SBH previously discussed.

Segment Financial Data
This section provides an analysis of our results of reportable segments for the years ended September 30, 2021 and 2020. For a discussion of our fiscal 2019 results, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's Annual Report on Form 10-K for the year ended September 30, 2020 filed with the SEC on November 15, 2019.
Home & Personal Care (HPC)

(in millions, except %)	2021	2020	Variance		2020	2019	Variance
Net sales	$1,260.1	$1,107.6	$152.5	13.8%	$1,107.6	$1,068.1	$39.5	3.7%
Operating income (loss)	46.4	42.9	3.5	8.2%	42.9	(127.5)	170.4	n/m
Operating income margin	3.7%	3.9%	(20)	bps	3.9%	(11.9)%	1,580	bps
Adjusted EBITDA	$102.6	$92.2	$10.4	11.3%	$92.2	$87.2	$5.0	5.7%
Adjusted EBITDA margin	8.1%	8.3%	(20)	bps	8.3%	8.2%	10	bps
n/m = not meaningful
Net sales for the year ended September 30, 2021 increased driven by strong growth in hair care products as part of the personal care appliance category and strong growth in cooking, food preparation and garment within the small home appliance category; coupled with a strong holiday season earlier in the year, new product introductions, continued e-commerce growth, expanded distribution in LATAM markets, re-opening of traditional retail channels and pricing adjustments in response to higher material input costs partially mitigated by supply chain constraints limiting distribution. Organic net sales increased $121.4 million, or 11.0%, excluding favorable foreign exchange impact.
Operating income and Adjusted EBITDA for the year ended September 30, 2021 increased with a decrease in margin due to increased sales from volume and pricing with favorable foreign currency offset by increased material and input cost inflation, freight costs and increased marketing investments; with higher depreciation and amortization expense impacting operating income and margin.
Net sales for the year ended September 30, 2020 increased driven by growth in both small appliances and personal care including strong net sales growth in the U.S. from e-commerce and mass channels with continued strength in convenience cooking including new product introductions from George Foreman grills, holiday season promotional volumes, coupled with demand increase partially offset by supply constraints and store closures in response to the COVID-19 pandemic. Organic net sales increased $58.4 million or 5.5% excluding unfavorable foreign exchange impact.
Operating income and Adjusted EBITDA for the year ended September 30, 2020 increased with an increase in margin due to higher sales volumes with favorable product mix and productivity with benefit from retrospective tariff exclusions, offset by incremental input costs driven by tariffs, increased marketing and advertising spend, plus incremental foreign currency transaction loss. Operating income and margin for the year ended September 30, 2019 was further impacted by the recognition of goodwill impairment of $116.0 million, write-off of indefinite lived intangible assets of $18.8 million, and incremental depreciation and amortization of $29.0 million in the prior year associated with HPC business being de-recognized from held for sale.
Global Pet Care (GPC)

(in millions, except %)	2021	2020	Variance		2020	2019	Variance
Net sales	$1,129.9	$962.6	$167.3	17.4%	$962.6	$870.2	$92.4	10.6%
Operating income	129.9	47.1	82.8	175.8%	47.1	65.6	(18.5)	(28.2)%
Operating income margin	11.5%	4.9%	660	bps	4.9%	7.5%	(260)	bps
Adjusted EBITDA	$212.1	$172.0	$40.1	23.3%	$172.0	$142.6	$29.4	20.6%
Adjusted EBITDA margin	18.8%	17.9%	90	bps	17.9%	16.4%	150	bps
Net sales for the year ended September 30, 2021 increased due to acquisition sales of $99.5 million coupled with continued growth in aquatics and companion animal categories highlighted by dog chews and treats, with strong development across distribution channels led by expanded e-commerce, partially mitigated by lower than anticipated fulfillment levels attributable to distribution center transitions during the year. Organic net sales increased $49.4 million, or 5.1% excluding favorable foreign exchange impact and acquisition sales.
Operating income and Adjusted EBITDA for the year ended September 30, 2021 increased with an increase in margins due to higher volume, favorable product mix, pricing and productivity, offset by higher material input costs, freight and distribution costs, and incremental costs and inefficiencies with distribution center transition, including higher than normal customer fines and penalties further impacting operating income and margin.
Net sales for the year ended September 30, 2020 increased due to continued growth in aquatics and companion animal products driven by broad based demand across all aquatic product types, including significant demand for hard goods through e-commerce and pet specialty channels, plus growth in companion animal categories driven by strong consumables demand in the dollar, mass and e-commerce channels and increased consumer demand experienced during the COVID-19 pandemic. Organic net sales increased $86.0 million or 9.9% due to unfavorable foreign exchange impact and acquisition sales.
Operating income for the year ended September 30, 2020 decreased with a decline in margin due to the recognition of a loss on assets held for sale of $26.8 million associated with the Coevorden Operations divestiture, and a $24.2 million write-off from impairment of intangible assets; incremental transaction costs associated with the Omega acquisition and Coevorden Operations divestiture, plus restructuring costs and accelerated depreciation as part of the Global Productivity Improvement Program, tariffs and additional investment in marketing and advertising, offset by increased sales volume, product cost improvements, and positive pricing. Adjusted EBITDA increased with an increase in margin due to increased sales volume, productivity, and positive pricing, offset by tariffs and additional investment in marketing and advertising.

Home & Garden (H&G)

(in millions, except %)	2021	2020	Variance		2020	2019	Variance
Net sales	$608.1	$551.9	$56.2	10.2%	$551.9	$508.1	$43.8	8.6%
Operating income	83.7	91.2	(7.5)	(8.2%)	91.2	85.0	6.2	7.3%
Operating income margin	13.8%	16.5%	(270)	bps	16.5%	16.7%	(20)	bps
Adjusted EBITDA	$124.0	$112.1	$11.9	10.6%	$112.1	$105.5	$6.6	6.3%
Adjusted EBITDA margin	20.4%	20.3%	10	bps	20.3%	20.8%	(50)	bps
Net sales for the year ended September 30, 2021 increased across product categories driven by strong early season orders across channels and strong early season POS coupled with strong late season consumer demand and acquisition sales. Organic net sales increased $33.0 million, or 6.0% excluding acquisition sales.
Operating income for the year ended September 30, 2021 decreased with a decline in margin due to increased material input costs, advertising and marketing investment, and higher distribution expenses, partially offset by higher sales volumes and positive pricing and productivity improvements; with increased acquisition related costs and legal reserves. Adjusted EBITDA increased with an increase in margin attributable to increased material input costs, advertising and marketing investment, and higher distribution expenses, partially offset by higher sales volumes and positive pricing and productivity improvements
Net sales for the year ended September 30, 2020 increased driven by growth across all three major product categories of controls, household insecticides and repellents; and benefited from strong point of sale and replenishment as retailers supported the extended selling season.
Operating income and Adjusted EBITDA for the year ended September 30, 2020 increased with a decline in margin due to increased sales volume offset by higher material and input costs including tariffs, plus higher marketing and advertising investment spending.
Liquidity and Capital Resources
This section provides a discussion of our financial condition and an analysis of our cash flows for the years ended September 30, 2021, 2020, and 2019. This section also provides a discussion of our contractual operations and other commercial commitments as well as our ability to fund future commitments and operating activities through sources of capital as of September 30, 2021.
The following is a summary of the Company’s net cash flows from continuing operations for the years ended September 30, 2021, 2020, and 2019:

	SBH			SB/RH
(in millions)	2021	2020	2019	2021	2020	2019
Operating activities	$89.2	$201.8	$(42.6)	$81.7	$(8.3)	$(34.9)
Investing activities	$(400.7)	$125.2	$2,820.9	$(400.7)	$125.2	$2,820.9
Financing activities	$(206.9)	$(495.1)	$(2,721.6)	$(197.1)	$(283.8)	$(2,693.4)
Cash flows from operating activities
Cash flows from operating activities by SBH continuing operations for the year ended September 30, 2021 decreased $112.6 million. primarily attributable to the increased use in cash spend towards working capital, particularly from inventory build-up, and cash paid towards strategic transaction activity with increased cash generated by operations from continuing operations and lower spending on restructuring activities
Cash flows from operating activities by SBH continuing operations for the year ended September 30, 2020 increased $244.4 million due to cash provided by continuing operations with cash contributed by working capital primarily attributable to timing of accounts payable, reduction in cash paid for interest and taxes, lower spending towards strategic transaction, offset by increase in cash used towards restructuring activities during the year.
Changes in cash flows from operating activities by SB/RH continuing operations are primarily due to the SBH items discussed above except for an incremental operating cash outflow to its parent company for payments to SBH for the use of federal net operating losses, as provided under the Company's tax sharing agreement.
Cash flows from investing activities
Cash flows used in investing activities by SBH continuing operations for the year ended September 30, 2021 increased $525.9 million primarily due to increase in cash used for acquisitions of $413.0 million from the acquisitions of Rejuvenate and Armitage and higher cash proceeds in the prior year from divestiture activity of $32.6 million attributable to the Coevorden Facility, and the sale of Energizer common stock of $74.0 million, The Company sold its remaining investment in Energizer common stock in January 2021. Cash flow from investing activities for SB/RH continuing operations for the year ended September 30, 2021 are primarily due to the SBH items previously discussed.
Cash flows from investing activities by SBH continuing operations for the year ended September 30, 2020 decreased $2,695.7 million primarily due to higher proceeds in the prior year from divestitures of $2,826.9 million attributable to the divestitures of GBL and GAC, offset by the cash proceeds from the Coevorden Operations divestiture, increase in cash used for acquisition of $16.9 million from the acquisition of Omega, offset by proceeds from the sale of Energizer common stock of $147.1 million. Capital expenditures increased $3.7 million primarily towards investment in higher return cost reduction projects and related restructuring initiatives. Cash flows from investing activities for SB/RH continuing operations for the year ended September 30, 2020 are primarily due to the SBH items previously discussed.

Cash flows from financing activities
Cash flows used in financing activities by SBH continuing operations decreased $288.2 million for the year ended September 30, 2021 primarily due to lower stock repurchase activity, payment of contingent consideration associated with the GBL divestiture of $197.0 million in the prior year; partially offset by reduced cash inflow from debt financing of $157.9 million primarily due to premiums and loss on extinguishment from refinancing activity. During the year ended September 30, 2021, the Company realized $899.0 million of proceeds from the new Term Loan Facility and issuance of the 3.875% Notes, net discount, with payment of $891.2 million of outstanding principal on the 6.125% Notes and the 5.75% Notes including make whole premiums of $23.4 million, plus paydown of assumed debt from the acquisition of Armitage. Refer to Note 12 - Debt in Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information. There has been no issuance of common stock, other than through the Company's share-based compensation plan, with reduced spending on common stock repurchases of $239.0 million from the accelerated share repurchase arrangement and open market purchases in the prior year. See Note 18 - Shareholder's Equity in Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information. Cash dividend payments decreased due to lower shares outstanding with a consistent dividend rate of $0.42 per shares. Cash flows from financing activities for SB/RH continuing operations for the year ended September 30, 2021 are highly dependent upon the financing cash flow activity of SBH.
Cash flows used in financing activities by SBH continuing operations decreased $2,226.5 million for the year ended September 30, 2020 primarily due to the debt repayment activity in the prior year following the GBL and GAC divestitures, offset by the payment of the Varta contingent payment to Energizer subsequent to the GBL divestiture and incremental treasury share repurchase activity. During the year ended September 30, 2020, SBH recognized net proceeds of $300.0 million from the issuance of 5.50% Notes. The proceeds from the issuance of the 5.50% Notes were used for repayment of the Revolver Facility obligation. The Company made $134.3 million payment on debts for the outstanding balance of 6.625% Notes of $117.4 million with premium of early extinguishment of $1.3 million, and other debt payments of $15.6 million. There has been no issuance of common stock, other than through the Company's share-based compensation plan, with increased spending on common stock repurchase activity of $364.8 million from the accelerated share repurchase arrangement and open market purchases during the year. See Note 18 - Shareholder's Equity in Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information. Cash dividend payments decreased due to lower shares outstanding with a consistent dividend rate of $0.42 per shares. Cash flows from financing activities for SB/RH continuing operations are highly dependent upon the financing cash flow activity of SBH.
Liquidity Outlook
Our ability to generate significant cash flow from operating activities coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payments on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based upon our current level of operations, existing cash balances, the anticipated proceeds from HHI divestitures and availability under our credit facility, we expect cash flows from operations to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of September 30, 2021, the Company had borrowing availability of $575.4 million, net of outstanding letters of credit of $24.6 million, under our credit facility. Liquidity and capital resources of SB/RH are highly dependent upon the cash flow activities of SBH.
Short-term financing needs primarily consist of working capital requirements, restructuring initiatives, capital spending, and periodic principal and interest payments on our long-term debt. Long-term financing needs depend largely on potential growth opportunities, including acquisition activity, repayment or refinancing of our long-term obligations, and repurchases of our common stock. We may, from time-to-time, seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. During the fourth quarter ended September 30, 2021, SBH entered into a $150 million rule 10b5-1 repurchase to facilitate daily market share repurchases through September 2022 or until the cap is reached or agreement is terminated, of which $16.0 million was executed as of September 30, 2021. Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt, and raise equity under terms that are favorable to us. We also have long-term obligations associated with defined benefit plans with expected minimum required contributions that are not considered significant to the consolidated group.
We maintain a capital structure that we believe provides us with sufficient access to credit markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. At September 30, 2021, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 3.875% Notes, 5.00% Notes, 5.50% Notes, 5.75% Notes, and 4.00% Notes.
A portion of our cash balance is located outside the U.S. given our international operations. We manage our worldwide cash requirements centrally by reviewing available cash balances across our worldwide group and the cost effectiveness with which this cash can be accessed. We generally repatriate cash from non-U.S. subsidiaries, provided the cost of the repatriation is not considered material. The counterparties that hold our deposits consist of major financial institutions. At September 30, 2021, we believe there is approximately $50-75 million of foreign cash available for repatriation.
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
The Company enters into factoring agreements and customers' supply chain financing arrangements to provide for the sale of certain trade receivables to unrelated third-party financial institutions. The factored receivables are accounted for as a sale without recourse, and the balance of the receivables sold are removed from the Consolidated Balance Sheet at the time of the sales transaction, with the proceeds received recognized as an operating cash flow. Additionally, the Company facilitates a voluntary supply chain financing program to provide certain of its suppliers with the opportunity to sell receivables due from the Company (the Company's trade payables) to an unrelated third-party financial institution under the sole discretion of the supplier and the participating financial institution. There are no guarantees provided by the Company or its subsidiaries and we do not enter into any agreements with the suppliers regarding their participation. The Company's responsibility is limited to payments on the original terms negotiated with its suppliers, regardless of whether the suppliers sell their receivables to the financial institution, and continue to be recognized as accounts payable on the Company's Consolidated Balance Sheet with cash flow activity recognized as an operating cash flow.

The COVID-19 pandemic has not, as of the date of this report, materially impacted our operations or demand for our products and has not had a materially negative impact on the Company’s liquidity position. The Company has realized supply chain disruptions which has impacted our cash flow to facilitate increased investment in inventory to ensure timely supply to meet customer demands along with shortened payment dates for some suppliers to account for longer shipping cycles. There can be no assurance that it won't have a material negative impact on us in the future. Nonetheless, we continue to actively monitor our global cash balances and liquidity, and if necessary, could reinitiate mitigating efforts to manage non-critical capital spend and assess operating spend to preserve cash and liquidity, including the suspension of our share repurchase activity. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
Debt obligations
Our debt obligations, excluding finance leases, have varying maturity dates with no material outstanding principal payments due within the following 12 months. Our Term Loan Facility is subject to quarterly amortizing payments of $1.0 million. Refer to Note 12-Debt in notes to Consolidated Financial Statements included elsewhere in this Annual Report for expiration dates and maturity schedules on outstanding debt obligations for the following 5 years and thereafter. In addition to the outstanding principal on our debt, we anticipate annual interest payments of $117.4 million in the aggregate and includes interest under our: (i) Term Loan and Revolver Facility of $20.9 million, subject to variable interest rates; (ii) 5.75% Notes of $25.9 million; (iii) 4.00% Notes of $19.7 million; (iv) 5.00% Notes of $15.0 million; (v) 5.50% Notes of $16.5 million;(v) 3.875% Notes of $19.4 million. Interest on the notes is payable semi-annually in arrears and interest under the Term Loan and Revolver Facility is payable on various interest payment dates as provided in the Senior Credit Agreement.
Lease obligations
The Company enters into leases primarily pertaining to real estate for manufacturing facilities, distribution centers, office space, warehouses, and various equipment including automobiles, machinery, computers, and office equipment, amongst others. Lease obligations with a term in excess of 12 months are recognized on the Company's Consolidated Statement of Financial Position. See Note 13 - Leases of Notes to the Consolidated Financial Statement included elsewhere in the Annual Report for further detail, including maturity schedule on outstanding finance and operating lease obligations for the following 5 years and thereafter, including imputed interest not reflected on the Consolidated Statements of Financial Position.
Employee benefit plan obligations
The Company and its subsidiaries are sponsors to various defined benefit pension plans covering some of its employees that provide post-employment benefits of stated amounts for each year of service, including a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans. The Company's recognizes an actuarial determined unfunded projected benefit obligation recognized as Other Long-Term Liabilities on the Company's Consolidated Statement of Financial Position, net fair value of dedicated plan assets. See Note 15 - Employee Benefit Plans of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further detail included projected payments towards the future obligation for the following 5 years and thereafter. The Company anticipates that benefit obligations will be predominantly paid through dedicated plan assets. Future contributions to defined benefit plans are not expected to be material to the operations and cash flow for the Company.
Other commitments and obligations
Other commitments and obligations include an outstanding mandatory repatriation tax liability of $18.9 million that is payable over the next 5 years, with $2.0 million due and payable in the next 12 months but will be offset by previous payments and credits. The remaining balance due is net of refundable tax credits and overpayments that must be applied to the mandatory tax installments, and due to the credits and overpayments, the Company does not expect to make an additional payment for mandatory repatriation until Fiscal 2025. See Note 16 - Income Taxes of Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
Our Consolidated Statements of Financial Position also includes reserves for uncertain tax positions; however, it is not possible to predict or estimate the amount and timing of payments for uncertain tax positions and those liabilities have been excluded from the obligations above. The Company cannot reasonably predict the ultimate outcome of income tax audits currently in progress for certain of our companies. It is reasonably possible that during the next 12 months, some portion of our unrecognized tax benefits could be recognized. See Note 16 – Income Taxes of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional discussion on uncertain tax positions.
The Company has recognized other payables associated with indemnifications following divestitures, including tax indemnifications, that we cannot reasonably predict the ultimate outcome of our obligation; however it is reasonably possible that during the next 12 months, some portion of our indemnification payable could be recognized. As of September 30, 2021, there are $17.3 million of indemnification liabilities recognized as Other Current Accruals and $19.2 million recognized as Other Long-Term Liabilities on the Consolidated Statement of Financial Position. See Note 3 – Divestitures of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Guarantor Statements - SB/RH
SBI has issued the 5.75% Notes under the 2025 Indenture, the 4.00% Notes under the 2026 Indenture, the 5.00% Notes under the 2029 Indenture, the 5.50% Notes under the 2030 Indenture, and the 3.875% Notes under the 2031 Indentures (collectively, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by SB/RH and SBI’s domestic subsidiaries. The Notes and the related guarantees rank equally in right of payment with all of SBI and the guarantors’ existing and future senior indebtedness and rank senior in right of payment to all of SBI and the guarantors’ future indebtedness that expressively provide for its subordination to the Notes and the related guarantees. Non-guarantor subsidiaries primarily consist of SBI’s foreign subsidiaries.
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

(in millions)	2021
Statement of Operations Data
Third-party net sales	$1,774.2
Intercompany net sales to non-guarantor subsidiaries	18.8
Total net sales	1,793.0
Gross profit	555.5
Operating loss	(79.5)
Net loss from continuing operations	(116.2)
Net income	28.6
Net income attributable to controlling interest	28.6
Statement of Financial Position Data
Current Assets	$1,999.1
Noncurrent Assets	2,090.2
Current Liabilities	936.1
Noncurrent Liabilities	2,881.7
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of September 30, 2021 are as follows:

(in millions)	2021
Statement of Financial Position Data
Current receivables from non-guarantor subsidiaries	$9.5
Long-term receivable from non-guarantor subsidiaries	202.8
Current payable to non-guarantor subsidiaries	266.2
Long-term debt with non-guarantor subsidiaries	123.3

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
On an annual basis, during the fourth quarter of the fiscal year, or more frequently if triggering events occur, the Company tests for impairment of goodwill by either performing a qualitative assessment or quantitative test for some or all reporting units. Our reporting units are consistent with our operating segments. See Note 22 - Segment Information of Notes to the Consolidated Financial Statements for further discussion of operating and reporting segments.
The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In performing a qualitative assessment, the Company considers events and circumstances, including, but not limited to macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in market value, composition or carrying amount of a reporting unit's net asset, and considering change in the market price of the Company's common stock. If we determine that it is more likely than not the carrying value is greater than the fair value of a reporting unit after assessing the totality of facts and circumstances, a quantitative assessment is performed to determine the reporting unit fair value and measure the impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the reporting unit goodwill and its carrying value. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value of the reporting unit, we use a discounted cash flows methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. For the year ended September 30, 2021, we did not recognize an impairment of goodwill or deem any reporting units as ‘at risk’ of impairment.
In addition to goodwill, the Company has indefinite-lived intangible assets that consist of acquired tradenames. On an annual basis, during the Company’s fourth quarter, or more frequently if triggering events occur, the Company tests for impairment by either performing a qualitative assessment or quantitative test for some or all indefinite-lived intangible assets. The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible assets is less than its carrying amount. In performing a qualitative assessment, the Company considers events and circumstances including, but not limited to, macroeconomic conditions, industry and market conditions, cost factors, changes in strategy and overall financial performance. If we determine that it is more likely than not the carrying value is greater than the fair value of an indefinite lived intangible asset, a quantitative assessment is performed to determine the fair value and measure the impairment. If the fair value is less than its carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. There was no impairment on indefinite life intangible assets for the year ended September 30, 2021. As of September 30, 2021, there were no material intangible assets that could be deemed at risk of future impairment due to the limited excess fair value.
The Company also reviews other definite-lived intangible assets and tangible fixed assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset did not exceed the carrying value of the asset. If impairment is determined to exist, any related impairment loss is calculated based on fair value. During the year ended September 30, 2021, there was no impairment of definite-lived intangible assets or tangible fixed assets.
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
The Company assesses its income tax positions and records tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available for reporting. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained upon conclusion of an examination, the Company has recorded a reserve based upon the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority assuming that it has full knowledge of all relevant information. For those income tax positions where it is more-likely-than-not that a tax benefit will not be sustained, the Company did not recognize a tax benefit. As of September 30, 2021, the total amount of unrecognized tax benefits, including interest and penalties, that if not recognized would affect the effective tax rate in future periods was $19.5 million. Our effective tax rate includes the impact of income tax reserves and changes to those reserves when considered appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards or tax credits. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution.

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
As of September 30, 2021, we have U.S. federal net operating loss carryforwards (“NOLs”) of $1,389.3 million, with a federal tax benefit of $291.7 million and future tax benefits related to state NOLs of $69.6 million. Our total valuation allowance for the tax benefit of deferred tax assets that may not be realized is $349.4 million at September 30, 2021. Of this amount, $253.0 million relates to U.S. net deferred tax assets and $96.4 million relates to foreign net deferred tax assets. We estimate that $149.1 million of valuation allowance related to domestic deferred tax assets cannot be released regardless of the amount of domestic operating income generated due to prior period ownership changes that limit the amount of NOLs and credits we can use.
As of September 30, 2021, we have provided no significant residual U.S. taxes on earnings not yet taxed in the U.S. As of September 30, 2021, we project $1.8 million of additional tax from non-U.S. withholding and other taxes expected to be incurred on repatriation of foreign earnings.
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
Interest Rate Risk
Our Revolver Facility and Term Loan Facility have variable interest rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. The general levels of U.S., European Union interest rates and LIBOR affect interest expense. As of September 30, 2021, we had $398.0 million subject to variable interest rates, or 15.7% of total debt. Assuming an increase to market rates of 1% as of September 30, 2021, we would incur an increase to interest expense of $4.0 million. Our Term Loan Facility and Revolver Facility allows for the LIBOR rate to be phased out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition.
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
At September 30, 2021, we had $504.6 million equivalent of debt denominated in foreign currencies, which consist primarily of the Euro-denominated 4.00% Notes to the equivalent of $492.9 million, which are recorded in a U.S. Dollar functional entity, and the remaining debt is recorded in countries with the same functional currency as the debt. The 4.00% Notes are held as a net investment hedge of the translation of the Company’s net investments in Euro-denominated subsidiaries.
At September 30, 2021, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $48.6 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $21.2 million.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Spectrum Brands Holdings, Inc.
Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and participation of SBH’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of SBH’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of September 30, 2021. Based on that evaluation, SBH’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was reported within the time periods specified by SEC rules and regulations, and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding the required disclosures.
Notwithstanding the foregoing, there can be no assurance that SBH's controls and procedures will detect or uncover all failures of persons within SBH to disclose material information otherwise required to be set forth in SBH's periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. These inherent limitations are an intrinsic part of the financial reporting process. Therefore, although SBH's management is unable to eliminate this risk, it is possible to develop safeguards to reduce it. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
SBH’s management, under the oversight of the principal executive and principal financial officers, and Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO 2013 Framework). Based on this assessment, management has concluded that its internal control over financial reporting was effective as of September 30, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. SBH's internal control over financial reporting as of September 30, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.
Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition. SBH’s management excluded the acquisitions of Armitage Pet Products, which was completed on October 26, 2020, and For Life Products, LLC, which was completed on May 28, 2021, from the assessment of the effectiveness of internal control over financial reporting. The total assets of $532.8 million and total net sales of $117.4 million associated with the acquisitions are included in the consolidated financial statements of SBH as of and for the year ended September 30, 2021.
Changes in Internal Control Over Financial Reporting. As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, we identified a material weakness in internal control over financial reporting related to ineffective information technology general controls (ITGCs) related to user access and role change reviews over certain information technology (IT) systems in the EMEA region. During the year ended September 30, 2021, we implemented our previously-disclosed remediation plan that included (1) developing and enhancing IT compliance oversight capabilities with specific focus over identification and execution of appropriate ITGCs within the EMEA region; (2) enhancing user access reviews and role change testing control activities with focus in the EMEA region including enhanced documentation, training and knowledge sharing access reviews and role change testing control activities and policies within the EMEA IT operations, including documentation evidencing the specific control procedures to be performed; and (3) maintaining process and control documentation underlying user access reviews and roll change processes within the EMEA region to promote knowledge transfer and transition upon personnel changes. In addition, we validated the underlying data and financial reports generated by the impacted information systems supporting business process controls and operations in the EMEA region. Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the year ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SB/RH Holdings, LLC
Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and participation of SB/RH’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of SB/RH’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of September 30, 2021. Based on that evaluation, SB/RH’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that as of September 30, 2021 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was reported within the time periods specified by SEC rules and regulations, and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding the required disclosures.
Notwithstanding the foregoing, there can be no assurance that SB/RH's controls and procedures will detect or uncover all failures of persons within SB/RH to disclose material information otherwise required to be set forth in SB/RH's periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. These inherent limitations are an intrinsic part of the financial reporting process. Therefore, although SB/RH's management is unable to eliminate this risk, it is possible to develop safeguards to reduce it. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
SB/RH’s management, under the oversight of the principal executive and principal financial officers, and Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO 2013 Framework). Based on this assessment, management has concluded that its internal control over financial reporting was effective as of September 30, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition. SB/RH’s management excluded the acquisitions of Armitage Pet Products, which was completed on October 26, 2020, and For Life Products, LLC, which was completed on May 28, 2021, from the assessment of the effectiveness of internal control over financial reporting. The total assets of $532.8 million and total net sales of $117.4 million associated with the acquisitions are included in the consolidated financial statements of SB/RH as of and for the year ended September 30, 2021. This annual report does not include an attestation report of SB/RH's registered public accounting firm due to the established rules of the SEC.
Changes in Internal Control Over Financial Reporting. As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, we identified a material weakness in internal control over financial reporting related to ineffective information technology general controls (ITGCs) related to user access and role change reviews over certain information technology (IT) systems in the EMEA region. During the year ended September 30, 2021, we implemented our previously-disclosed remediation plan that included (1) developing and enhancing IT compliance oversight capabilities with specific focus over identification and execution of appropriate ITGCs within the EMEA region; (2) enhancing user access reviews and role change testing control activities with focus in the EMEA region including enhanced documentation, training and knowledge sharing access reviews and role change testing control activities and policies within the EMEA IT operations, including documentation evidencing the specific control procedures to be performed; and (3) maintaining process and control documentation underlying user access reviews and roll change processes within the EMEA region to promote knowledge transfer and transition upon personnel changes. In addition, we validated the underlying data and financial reports generated by the impacted information systems supporting business process controls and operations in the EMEA region. Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the year ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation S-K concerning the directors and executive officers of SBH is incorporated herein by reference to the disclosures which will be included in in a subsequent amendment to the Form 10-K, which will be filed no later than 120 days after the end of the SBH’s fiscal year ended September 30, 2021.
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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table summarizes the fees KPMG LLP, our independent registered public accounting firm, billed to the Company.

(in millions)	2021	2020
Audit Fees	$5.5	$5.0
Audit-Related Fees	4.4	—
Tax Fees	—	0.1
All Other Fees	—	—
Total	$9.9	$5.1
In the above table, in accordance with the SEC’s definition and rules, “Audit Fees” are fees paid to KPMG LLP for professional services for the audits of SBH and SB/RH, and our consolidated financial statements included in our Form 10-K and the review of our financial statements included in Forms 10-Q, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, such as issuance of comfort letters and statutory audits required for certain of our foreign subsidiaries. “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including the due diligence activities relating to mergers and acquisitions and the audit of standalone carve-out financial statements as required. “Tax Fees” are fees for tax compliance, tax advice, and tax planning. Such fees were attributable to services for tax compliance assistance and tax advice. “All Other Fees” are fees, if any, for any services not included in the first three categories.
Pre-Approval of Independent Auditors Services and Fees
The Audit Committee pre-approved the audit services engagement performed by KPMG LLP for the year ended September 30, 2021. In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee has pre-approved other specified audit, or audit related services, provided that the fees incurred by KPMG LLP in connection with any individual engagement do not exceed $200,000 in any 12-month period. The Audit Committee must approve for an engagement by engagement basis any individual non-audit or tax engagement in any 12-month period. The Audit Committee has delegated to its Chairman the authority to pre-approve any other specific audit or specific non-audit service which was not previously pre-approved by the Audit Committee, provided that any decision of the Chairman to pre-approve other audit or non-audit services shall be presented to the Audit Committee at its next scheduled meeting.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
(a)    The following documents are filed as part of or are included in this Annual Report on Form 10-K:
1.The financial statements of Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC listed in the Index to Consolidated Financial Statements, filed as part of this Annual Report on Form 10-K.
2.The exhibits listed in the Exhibit Index filed as part of this Annual Report on Form 10-K.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 22, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Recoverability of deferred tax assets associated with the Company's net operating
As discussed in Note 16 to the consolidated financial statements, the Company had $734.0 million of deferred tax assets as of September 30, 2021. The deferred tax assets arose primarily due to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as, net operating losses, capital losses, and other carryforwards. The Company records a valuation allowance on the deferred tax assets not expected to be recoverable. In assessing the recoverability of the deferred tax assets, the Company considers both historical and forecasted income and expected timing of when temporary differences will reverse.
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
November 23, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Spectrum Brands Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Spectrum Brands Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of September 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated November 22, 2021, expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Armitage Pet Care Limited and For Life Products, LLC during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021, the internal control over financial reporting for both Armitage Pet Care Limited and For Life Products, LLC associated with total assets of $532.8 million and total revenues of $117.4 million included in the consolidated financial statements of the Company as of and for the year ended September 30, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Armitage Pet Care Limited and For Life Products, LLC.
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
November 23, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors
SB/RH Holdings, LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of SB/RH Holdings, LLC and subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the years in the three-year period ended September 30, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Recoverability of deferred tax assets associated with the Company's net operating losses
As discussed in Note 16 to the consolidated financial statements, the Company had $412.7 million of deferred tax assets as of September 30, 2021. The deferred tax assets arose primarily due to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as, net operating losses, capital losses, and other carryforwards. The Company records a valuation allowance on the deferred tax assets not expected to be recoverable. In assessing the recoverability of the deferred tax assets, the Company considers both historical and forecasted income and expected timing of when temporary differences will reverse.
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
Milwaukee, Wisconsin
November 23, 2021

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Financial Position
September 30, 2021 and 2020
(in millions, except per share figures)

(in millions)	2021	2020
Assets
Cash and cash equivalents	$187.9	$531.6
Trade receivables, net	248.4	299.8
Other receivables	63.7	46.4
Inventories	562.8	318.6
Prepaid expenses and other current assets	40.8	30.9
Current assets of business held for sale	1,810.0	500.8
Total current assets	2,913.6	1,728.1
Property, plant and equipment, net	260.2	255.6
Operating lease assets	56.5	58.0
Deferred charges and other	38.8	98.7
Goodwill	867.2	627.2
Intangible assets, net	1,204.1	1,046.7
Noncurrent assets of business held for sale	—	1,293.0
Total assets	$5,340.4	$5,107.3
Liabilities and Shareholders' Equity
Current portion of long-term debt	$12.0	$13.9
Accounts payable	388.6	362.5
Accrued wages and salaries	67.4	61.7
Accrued interest	29.9	38.5
Other current liabilities	211.9	164.7
Current liabilities of business held for sale	454.3	303.6
Total current liabilities	1,164.1	944.9
Long-term debt, net of current portion	2,494.3	2,405.6
Long-term operating lease liabilities	44.5	49.6
Deferred income taxes	59.5	55.2
Other long-term liabilities	99.0	111.1
Noncurrent liabilities of business held for sale	—	125.1
Total liabilities	3,861.4	3,691.5
Commitments and contingencies (Note 21)
Shareholders' equity
Common stock, $0.01 par value; 200.0 million shares authorized; 53.8 million and 53.8 million shares issued, respectively.	0.5	0.5
Additional paid-in capital	2,063.8	2,054.3
Accumulated earnings	359.9	243.9
Accumulated other comprehensive loss, net of tax	(235.3)	(284.7)
Treasury stock, 11.9 million and 10.7 million shares, respectively	(717.0)	(606.5)
Total shareholders' equity	1,471.9	1,407.5
Noncontrolling interest	7.1	8.3
Total equity	1,479.0	1,415.8
Total liabilities and equity	$5,340.4	$5,107.3
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Income
Years ended September 30, 2021, 2020 and 2019
(in millions, except per share figures)

(in millions, except per share)	2021	2020	2019
Net sales	$2,998.1	$2,622.1	$2,446.4
Cost of goods sold	1,961.6	1,730.2	1,624.3
Restructuring and related charges	1.9	13.8	2.5
Gross profit	1,034.6	878.1	819.6
Selling	507.1	428.8	411.7
General and administrative	305.9	279.6	297.4
Research and development	29.8	29.2	32.1
Restructuring and related charges	38.4	57.8	58.5
Transaction related charges	56.3	23.1	20.9
Loss on sale of Coevorden operations	—	26.8	—
Write-off from impairment of goodwill	—	—	116.0
Write-off from impairment of intangible assets	—	24.2	35.4
Total operating expenses	937.5	869.5	972.0
Operating income (loss)	97.1	8.6	(152.4)
Interest expense	116.5	93.7	158.4
Gain from extinguishment of Salus CLO debt	—	(76.2)	—
Other non-operating (income) expense, net	(8.3)	16.2	43.4
Loss from continuing operations before income taxes	(11.1)	(25.1)	(354.2)
Income tax (benefit) expense	(26.4)	27.3	(52.0)
Net income (loss) from continuing operations	15.3	(52.4)	(302.2)
Income from discontinued operations, net of tax	174.3	150.9	798.0
Net income	189.6	98.5	495.8
Net income from continuing operations attributable to non-controlling interest	0.2	0.3	0.8
Net (loss) income from discontinued operations attributable to non-controlling interest	$(0.2)	$0.4	$0.5
Net income attributable to controlling interest	$189.6	$97.8	$494.5
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$15.1	$(52.7)	$(303.0)
Net income from discontinued operations attributable to controlling interest	174.5	150.5	797.5
Net income attributable to controlling interest	$189.6	$97.8	$494.5
Earnings Per Share
Basic earnings per share from continuing operations	$0.35	$(1.18)	$(5.98)
Basic earnings per share from discontinued operations	4.09	3.37	15.74
Basic earnings per share	$4.44	$2.19	$9.76
Diluted earnings per share from continuing operations	$0.35	$(1.18)	$(5.98)
Diluted earnings per share from discontinued operations	4.04	3.37	15.74
Diluted earnings per share	$4.39	$2.19	$9.76
Dividend per share	$1.68	$1.68	$1.68
Weighted Average Shares Outstanding
Basic	42.7	44.7	50.7
Diluted	43.2	44.7	50.7
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
Years ended September 30, 2021, 2020 and 2019
(in millions)

(in millions)	2021	2020	2019
Net income	$189.6	$98.5	$495.8
Other comprehensive income
Foreign currency translation gain (loss)	32.2	(18.5)	(30.8)
Deferred tax effect	—	0.1	(4.7)
Net unrealized gain (loss) on foreign currency translation	32.2	(18.4)	(35.5)
Unrealized gain (loss) on derivative instruments
Unrealized gain (loss) on derivative instruments before reclassification	0.1	(6.2)	12.6
Net reclassification for loss (gain) to income from continuing operations	9.2	(4.6)	(10.4)
Net reclassification for loss (gain) to income from discontinued operations	0.1	(0.4)	(0.2)
Unrealized gain (loss) on derivative instruments after reclassification	9.4	(11.2)	2.0
Deferred tax effect	(6.6)	11.7	(5.4)
Net unrealized gain (loss) on derivative instruments	2.8	0.5	(3.4)
Defined benefit pension gain (loss)
Defined benefit pension gain (loss) before reclassification	11.7	(5.2)	(27.6)
Net reclassification for loss to income from continuing operations	4.8	4.6	2.1
Net reclassification for (gain) loss to income from discontinued operations	(0.1)	(0.3)	0.1
Defined benefit pension gain (loss) after reclassification	16.4	(0.9)	(25.4)
Deferred tax effect	(1.6)	(0.3)	4.1
Net defined benefit pension gain (loss)	14.8	(1.2)	(21.3)
Deconsolidation of discontinued operations and assets held for sale	—	8.1	21.9
Net change to derive comprehensive income for the periods	49.8	(11.0)	(38.3)
Comprehensive income	239.4	87.5	457.5
Comprehensive income (loss) from continuing operations attributable to non-controlling interest	—	0.1	(0.2)
Comprehensive income (loss) from discontinuing operations attributable to non-controlling interest	0.4	0.3	(0.3)
Comprehensive income attributable to controlling interest	$239.0	$87.1	$458.0
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Shareholders’ Equity
Years ended September 30, 2021, 2020 and 2019
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balance at September 30, 2018	53.4	$0.5	$1,996.7	$(180.1)	$(235.8)	$—	$1,581.3	$8.3	$1,589.6
Net (loss) income from continuing operations	—	—	—	(303.0)	—	—	(303.0)	0.8	(302.2)
Income from discontinued operations, net of tax	—	—	—	797.5	—	—	797.5	0.5	798.0
Other comprehensive loss, net of tax	—	—	—	—	(59.7)	—	(59.7)	(0.5)	(60.2)
Sale and deconsolidation of discontinued operations	—	—	—	—	21.9	—	21.9	—	21.9
Treasury stock repurchases	(4.9)	—	—	—	—	(268.5)	(268.5)	—	(268.5)
Restricted stock issued and related tax withholdings	0.3	—	2.1	(0.2)	—	7.6	9.5	—	9.5
Share based compensation	—	—	32.3	—	—	—	32.3	—	32.3
Dividend paid to common shareholders	—	—	—	(87.3)	—	—	(87.3)	—	(87.3)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(1.1)	(1.1)
Cumulative adjustment for adoption of new accounting standards	—	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Balances at September 30, 2019	48.8	0.5	2,031.1	223.8	(273.6)	(260.9)	1,720.9	8.0	1,728.9
Net (loss) income from continuing operations	—	—	—	(52.7)	—	—	(52.7)	0.3	(52.4)
Income from discontinued operations, net of tax	—	—	—	150.5	—	—	150.5	0.4	150.9
Sale and deconsolidation of discontinued operations	—	—	—	—	8.1	—	8.1	—	8.1
Other comprehensive (loss) income, net of tax	—	—	—	—	(19.5)	—	(19.5)	0.4	(19.1)
Treasury stock repurchases	(4.2)	—	—	—	—	(239.8)	(239.8)	—	(239.8)
Accelerated share repurchase final settlement	(2.0)	—	(0.2)	—	—	(124.8)	(125.0)	—	(125.0)
Restricted stock issued and related tax withholdings	0.5	—	(14.2)	—	—	19.0	4.8	—	4.8
Share based compensation	—	—	37.6	—	—	—	37.6	—	37.6
Dividend paid to common shareholders	—	—	—	(77.4)	—	—	(77.4)	—	(77.4)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(0.8)	(0.8)
Cumulative adjustment for adoption of new accounting standards (Note 2)	—	—	—	(0.3)	0.3	—	—	—	—
Balances at September 30, 2020	43.1	0.5	2,054.3	243.9	(284.7)	(606.5)	1,407.5	8.3	1,415.8
Net income from continuing operations	—	—	—	15.1	—	—	15.1	0.2	15.3
Income (loss) from discontinued operations, net of tax	—	—	—	174.5	—	—	174.5	(0.2)	174.3
Other comprehensive income, net of tax	—	—	—	—	49.4	—	49.4	0.4	49.8
Treasury stock repurchases	(1.6)	—	—	—	—	(125.8)	(125.8)	—	(125.8)
Restricted stock issued and related tax withholdings	0.3	—	(20.2)	—	—	15.3	(4.9)	—	(4.9)
Share based compensation	—	—	29.7	—	—	—	29.7	—	29.7
Dividend paid to common shareholders	—	—	—	(73.6)	—	—	(73.6)	—	(73.6)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(1.6)	(1.6)
Balances at September 30, 2021	41.8	$0.5	$2,063.8	$359.9	$(235.3)	$(717.0)	$1,471.9	$7.1	$1,479.0
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years ended September 30, 2021, 2020 and 2019
(in millions)

(in millions)	2021	2020	2019
Cash flows from operating activities
Net income	$189.6	$98.5	$495.8
Income from discontinued operations, net of tax	174.3	150.9	798.0
Net income (loss) from continuing operations	15.3	(52.4)	(302.2)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	117.0	114.7	147.3
Share based compensation	28.9	31.8	44.2
Unrealized loss on equity investments held	—	7.5	12.1
Realized (gain) loss on equity investments sold	(6.9)	9.3	—
Loss on sale of Coevorden operations	—	26.8	—
Write-off from impairment of goodwill	—	—	116.0
Write-off from impairment of intangible assets	—	24.2	35.4
Amortization of debt issuance costs and debt discount	5.6	6.4	9.9
Write-off of unamortized discount and debt issuance costs	7.9	1.1	38.3
Gain from extinguishment of Salus CLO debt	—	(76.2)	—
Purchase accounting inventory adjustment	7.3	—	—
Deferred tax (benefit) expense	(64.4)	24.6	(36.0)
Net changes in operating assets and liabilities
Receivables	65.9	(58.6)	(81.6)
Inventories	(219.6)	36.2	2.2
Prepaid expenses and other current assets	(9.7)	26.0	(1.6)
Accounts payable and accrued liabilities	116.0	99.8	(68.6)
Other	25.9	(19.4)	42.0
Net cash provided (used) by operating activities from continuing operations	89.2	201.8	(42.6)
Net cash provided by operating activities from discontinued operations	199.2	88.5	43.7
Net cash provided by operating activities	288.4	290.3	1.1
Cash flows from investing activities
Purchases of property, plant and equipment	(43.6)	(44.1)	(40.4)
Proceeds from disposal of property, plant and equipment	0.1	4.2	2.1
Proceeds from sale of Coevorden operations	—	29.0	—
Proceeds from sale of discontinued operations, net of cash	—	3.6	2,859.5
Business acquisitions, net of cash acquired	(429.9)	(16.9)	—
Proceeds from sale of equity investment	73.1	147.1	—
Other investing activity	(0.4)	2.3	(0.3)
Net cash (used) provided by investing activities from continuing operations	(400.7)	125.2	2,820.9
Net cash used by investing activities from discontinued operations	(22.8)	(16.9)	(23.3)
Net cash (used) provided by investing activities	(423.5)	108.3	2,797.6

(in millions)	2021	2020	2019
Cash flows from financing activities
Payment of debt, including premium on extinguishment	$(891.2)	$(134.3)	$(2,649.1)
Proceeds from issuance of debt	899.0	300.0	300.0
Payment of debt issuance costs	(12.6)	(11.5)	(4.1)
Treasury stock purchases	(125.8)	(239.8)	(268.5)
Accelerated share repurchase	—	(125.0)	—
Dividends paid to shareholders	(71.5)	(75.2)	(85.5)
Dividends paid by subsidiary to non-controlling interest	—	—	(1.1)
Share based award tax withholding payments, net of proceeds upon vesting	(8.3)	(12.6)	(4.4)
Payment of contingent consideration	—	(197.0)	(8.9)
Other financing activities, net	3.5	0.3	—
Net cash used by financing activities from continuing operations	(206.9)	(495.1)	(2,721.6)
Net cash used by financing activities from discontinued operations	(3.0)	(2.0)	(3.0)
Net cash used by financing activities	(209.9)	(497.1)	(2,724.6)
Effect of exchange rate changes on cash and cash equivalents	1.3	5.1	(8.4)
Net change in cash, cash equivalents and restricted cash	(343.7)	(93.4)	65.7
Net change in cash, cash equivalents and restricted cash in discontinued operations	—	—	—
Net change in cash, cash equivalents and restricted cash in continuing operations	(343.7)	(93.4)	65.7
Cash, cash equivalents, and restricted cash, beginning of period	533.7	627.1	561.4
Cash, cash equivalents, and restricted cash, end of period	$190.0	$533.7	$627.1
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$86.4	$81.4	$116.6
Cash paid for interest associated with discontinued operations	$50.0	$45.7	$91.5
Cash paid for taxes associated with continued operations	$23.5	$20.2	$41.6
Cash paid for taxes associated with discontinued operations	$11.5	$21.9	$12.3
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$9.4	$3.5	$3.1
Non cash financing activities
Issuance of shares through stock compensation plan	$17.9	$39.6	$30.8
See accompany notes to the consolidated financial statements.

SB/RH Holdings, LLC
Consolidated Statements of Financial Position
September 30, 2021 and 2020
(in millions)

(in millions)	2021	2020
Assets
Cash and cash equivalents	$186.2	$527.6
Trade receivables, net	248.4	299.8
Other receivables	146.4	127.4
Inventories	562.8	318.6
Prepaid expenses and other current assets	40.8	30.9
Current assets of business held for sale	1,810.0	500.8
Total current assets	2,994.6	1,805.1
Property, plant and equipment, net	260.2	255.6
Operating lease assets	56.5	58.0
Deferred charges and other	35.1	98.7
Goodwill	867.2	627.2
Intangible assets, net	1,204.1	1,046.7
Noncurrent assets of business held for sale	—	1,293.0
Total assets	$5,417.7	$5,184.3
Liabilities and Shareholder's Equity
Current portion of long-term debt	$12.0	$13.9
Accounts payable	388.8	362.4
Accrued wages and salaries	67.4	61.7
Accrued interest	29.9	38.5
Other current liabilities	214.4	162.2
Current liabilities of business held for sale	454.3	303.6
Total current liabilities	1,166.8	942.3
Long-term debt, net of current portion	2,494.3	2,405.6
Long-term operating lease liabilities	44.5	49.6
Deferred income taxes	272.4	278.5
Other long-term liabilities	106.3	118.0
Noncurrent liabilities of business held for sale	—	125.1
Total liabilities	4,084.3	3,919.1
Commitments and contingencies (Note 21)
Shareholder's equity
Other capital	2,174.8	2,154.1
Accumulated deficit	(614.9)	(614.2)
Accumulated other comprehensive loss, net of tax	(235.2)	(284.6)
Total shareholder's equity	1,324.7	1,255.3
Noncontrolling interest	8.7	9.9
Total equity	1,333.4	1,265.2
Total liabilities and equity	$5,417.7	$5,184.3
See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Income
Years ended September 30, 2021, 2020 and 2019
(in millions)

(in millions)	2021	2020	2019
Net Sales	$2,998.1	$2,622.1	$2,446.4
Cost of goods sold	1,961.6	1,730.2	1,624.3
Restructuring and related charges	1.9	13.8	2.5
Gross profit	1,034.6	878.1	819.6
Selling	507.1	428.8	411.7
General and administrative	302.2	272.6	292.7
Research and development	29.8	29.2	32.1
Restructuring and related charges	38.4	57.8	58.5
Transaction related charges	56.3	23.1	20.9
Loss on sale of Coevorden operations	—	26.8	—
Write-off from impairment of goodwill	—	—	116.0
Write-off from impairment of intangible assets	—	24.2	35.4
Total operating expenses	933.8	862.5	967.3
Operating income (loss)	100.8	15.6	(147.7)
Interest expense	116.8	93.2	106.1
Other non-operating (income) expense, net	(8.3)	16.3	43.6
Loss from continuing operations before income taxes	(7.7)	(93.9)	(297.4)
Income tax (benefit) expense	(25.0)	14.5	(36.1)
Net income (loss) from continuing operations	17.3	(108.4)	(261.3)
Income from discontinued operations, net of tax	174.3	150.9	803.9
Net income	191.6	42.5	542.6
Net income from continuing operations attributable to non-controlling interest	0.2	0.3	0.8
Net (loss) income from discontinued operations attributable to non-controlling interest	(0.2)	0.4	0.5
Net income attributable to controlling interest	$191.6	$41.8	$541.3
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$17.1	$(108.7)	$(262.1)
Net income from discontinued operations attributable to controlling interest	174.5	150.5	803.4
Net income attributable to controlling interest	$191.6	$41.8	$541.3
See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Comprehensive Income
Years ended September 30, 2021, 2020 and 2019
(in millions)

(in millions)	2021	2020	2019
Net income	$191.6	$42.5	$542.6
Other comprehensive income
Foreign currency translation gain (loss)	32.2	(18.5)	(30.8)
Deferred tax effect	—	0.1	(4.7)
Net unrealized gain (loss) on foreign currency translation	32.2	(18.4)	(35.5)
Unrealized gain (loss) on derivative instruments
Unrealized gain (loss) on derivative instruments before reclassification	0.1	(6.2)	12.6
Net reclassification for loss (gain) to income from continuing operations	9.2	(4.6)	(10.4)
Net reclassification for loss (gain) to income from discontinued operations	0.1	(0.4)	(0.2)
Unrealized gain (loss) on derivative instruments after reclassification	9.4	(11.2)	2.0
Deferred tax effect	(6.6)	11.7	(5.4)
Net unrealized gain (loss) on derivative instruments	2.8	0.5	(3.4)
Defined benefit pension gain (loss)
Defined benefit pension gain (loss) before reclassification	11.7	(5.2)	(27.6)
Net reclassification for loss to income from continuing operations	4.8	4.6	2.1
Net reclassification for (gain) loss to income from discontinued operations	(0.1)	(0.3)	0.1
Defined benefit pension gain (loss) after reclassification	16.4	(0.9)	(25.4)
Deferred tax effect	(1.6)	(0.3)	4.1
Net defined benefit pension gain (loss)	14.8	(1.2)	(21.3)
Deconsolidation of discontinued operations and assets held for sale	—	8.1	21.9
Net change to derive comprehensive income for the period	49.8	(11.0)	(38.3)
Comprehensive income	241.4	31.5	504.3
Comprehensive income (loss) from continuing operations attributable to non-controlling interest	—	0.1	(0.2)
Comprehensive income (loss) from discontinuing operations attributable to non-controlling interest	0.4	0.3	(0.3)
Comprehensive income attributable to controlling interest	$241.0	$31.1	$504.8
See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Shareholder’s Equity
Years ended September 30, 2021, 2020 and 2019
(in millions)

(in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2018	$2,073.0	$(235.5)	$(235.7)	$1,601.8	$9.9	$1,611.7
Net (loss) income from continuing operations	—	(262.1)	—	(262.1)	0.8	(261.3)
Loss from discontinued operations, net of tax	—	803.4	—	803.4	0.5	803.9
Sale and deconsolidation of discontinued operations	—	—	21.9	21.9	—	21.9
Other comprehensive loss, net of tax	—	—	(59.7)	(59.7)	(0.5)	(60.2)
Restricted stock issued and related tax withholdings	9.6	—	—	9.6	—	9.6
Share based compensation	30.7	—	—	30.7	—	30.7
Dividends paid to parent	—	(717.4)	—	(717.4)	—	(717.4)
Dividend paid by subsidiary to NCI	—	—	—	—	(1.1)	(1.1)
Cumulative adjustment for adoption of new accounting standards	—	(3.1)	—	(3.1)	—	(3.1)
Balances at September 30, 2019	2,113.3	(414.7)	(273.5)	1,425.1	9.6	1,434.7
Net (loss) income from continuing operations	—	(108.7)	—	(108.7)	0.3	(108.4)
Income from discontinued operations, net of tax	—	150.5	—	150.5	0.4	150.9
Sale and deconsolidation of discontinued operations	—	—	8.1	8.1	—	8.1
Other comprehensive (loss) income, net of tax	—	—	(19.5)	(19.5)	0.4	(19.1)
Restricted stock issued and related tax withholdings	4.5	—	—	4.5	—	4.5
Share based compensation	36.3	—	—	36.3	—	36.3
Dividends paid to parent	—	(241.0)	—	(241.0)	—	(241.0)
Dividend paid by subsidiary to NCI	—	—	—	—	(0.8)	(0.8)
Cumulative adjustment for adoption of new accounting standards	—	(0.3)	0.3	—	—	—
Balances at September 30, 2020	2,154.1	(614.2)	(284.6)	1,255.3	9.9	1,265.2
Net income from continuing operations	—	17.1	—	17.1	0.2	17.3
Income from discontinued operations, net of tax	—	174.5	—	174.5	(0.2)	174.3
Other comprehensive income, net of tax	—	—	49.4	49.4	0.4	49.8
Restricted stock issued and related tax withholdings	(7.3)	—	—	(7.3)	—	(7.3)
Share based compensation	28.0	—	—	28.0	—	28.0
Dividends paid to parent	—	(192.3)	—	(192.3)	—	(192.3)
Dividend paid by subsidiary to NCI	—	—	—	—	(1.6)	(1.6)
Balances at September 30, 2021	$2,174.8	$(614.9)	$(235.2)	$1,324.7	$8.7	$1,333.4
See accompanying notes to the consolidated financial statements.

SB/RH Holdings, LLC
Consolidated Statements of Cash Flows
Years ended September 30, 2021, 2020 and 2019
(in millions)

(in millions)	2021	2020	2019
Cash flows from operating activities
Net income	$191.6	$42.5	$542.6
Income from discontinued operations, net of tax	174.3	150.9	803.9
Net income (loss) from continuing operations	17.3	(108.4)	(261.3)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	117.0	114.7	147.3
Share based compensation	27.2	30.5	42.6
Unrealized loss on equity investments held	—	7.5	12.1
Realized (gain) loss on equity investments sold	(6.9)	9.3	—
Loss on sale of Coevorden operations	—	26.8	—
Write-off from impairment of goodwill	—	—	116.0
Write-off from impairment of intangible assets	—	24.2	35.4
Amortization of debt issuance costs and debt discount	5.6	5.5	6.4
Write-off of unamortized discount and debt issuance costs	7.9	1.1	14.4
Purchase accounting inventory adjustment	7.3	—	—
Deferred tax (benefit) expense	(63.0)	11.8	(20.1)
Net changes in operating assets and liabilities
Receivables	57.3	(86.3)	(104.0)
Inventories	(219.6)	36.2	2.2
Prepaid expenses and other	(9.6)	26.6	(2.0)
Accounts payable and accrued liabilities	115.0	(95.5)	(62.0)
Other	26.2	(12.3)	38.1
Net cash provided (used) by operating activities from continuing operations	81.7	(8.3)	(34.9)
Net cash provided by operating activities from discontinued operations	199.2	88.5	49.7
Net cash provided by operating activities	280.9	80.2	14.8
Cash flows from investing activities
Purchases of property, plant and equipment	(43.6)	(44.1)	(40.4)
Proceeds from disposal of property, plant and equipment	0.1	4.2	2.1
Proceeds from sale of Coevorden operations	—	29.0	—
Proceeds from sale of discontinued operations, net of cash	—	3.6	2,859.5
Business acquisitions, net of cash acquired	(429.9)	(16.9)	—
Proceeds from sale of equity investment	73.1	147.1	—
Other investing activities	(0.4)	2.3	(0.3)
Net cash (used) provided by investing activities from continuing operations	(400.7)	125.2	2,820.9
Net cash used by investing activities from discontinued operations	(22.8)	(16.9)	(23.3)
Net cash (used) provided by investing activities	(423.5)	108.3	2,797.6
Cash flows from financing activities
Payment of debt, including premium on extinguishment	(891.2)	(134.3)	(2,261.9)
Proceeds from issuance of debt	899.0	300.0	300.0
Payment of debt issuance costs	(12.6)	(11.5)	(4.1)
Payment of cash dividends to parent	(192.3)	(241.0)	(717.4)
Dividends paid by subsidiary to non-controlling interest	—	—	(1.1)
Payment of contingent consideration	—	(197.0)	(8.9)
Net cash used by financing activities from continuing operations	(197.1)	(283.8)	(2,693.4)
Net cash used by financing activities from discontinued operations	(3.0)	(2.0)	(3.0)
Net cash used by financing activities	(200.1)	(285.8)	(2,696.4)
Effect of exchange rate changes on cash and cash equivalents	1.3	5.1	(8.4)
Net change in cash, cash equivalents and restricted cash	(341.4)	(92.2)	107.6
Cash, cash equivalents, and restricted cash, beginning of period	529.7	621.9	514.3
Cash, cash equivalents, and restricted cash, end of period	$188.3	$529.7	$621.9
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$86.4	$81.4	$88.4
Cash paid for interest associated with discontinued operations	$50.0	$45.7	$91.5
Cash paid for taxes associated with continued operations	$23.5	$20.2	$41.6
Cash paid for taxes associated with discontinued operations	$11.5	$21.9	$12.3
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$9.4	$3.5	$3.1
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

NOTE 1 - DESCRIPTION OF BUSINESS
The Company is a diversified global branded consumer products company.  We manage the businesses in three vertically integrated, product-focused segments: (i) Home and Personal Care (“HPC”), (ii) Global Pet Care (“GPC”), and (iii) Home and Garden (“H&G”).  The Company manufactures, markets and/or distributes its products globally in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors. We enjoy strong name recognition in our regions under our various brands and patented technologies across multiple product categories.  Global and geographic strategic initiatives and financial objectives are determined at the corporate level.  Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and the financial results for all product lines within that segment. The segments are supported through center-led corporate shared service operations consisting of finance and accounting, information technology, legal and human resource, supply chain and commercial operations. See Note 22 – Segment Information for more information pertaining to segments of continuing operations. The following is an overview of the consolidated business, by segment, summarizing product types and brands:

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
Aquatics: Consumer and commercial aquarium kits, stand-alone tanks; aquatics equipment such as filtration systems, heaters and pumps; and aquatics consumables such as fish food, water management and care.

Companion Animal: 8IN1® (8-in-1), Dingo®, Nature's Miracle®, Wild Harvest™, Littermaid®, Jungle®, Excel®, FURminator®, IAMS® (Europe only), Eukanuba® (Europe only), Healthy-Hide®, DreamBone®, SmartBones®, ProSense®, Perfect Coat®, eCOTRITION®, Birdola®, Good Boy®, Meowee!®, Wildbird®, and Wafcol®.
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

Household: Hot Shot®, Black Flag®, Real-Kill®, Ultra Kill®, The Ant Trap® (TAT), and Rid-A-Bug®.
Controls: Spectracide®, Garden Safe®, Liquid Fence®, and EcoLogic®.
Repellents: Cutter® and Repel®.
Cleaning: Rejuvenate®

SB/RH is a wholly owned subsidiary of SBH and represents substantially all of its assets, liabilities, revenues, expenses and operations. Spectrum Brands, Inc. (“SBI”), a wholly-owned subsidiary of SB/RH, incurred certain debt guaranteed by SB/RH and domestic subsidiaries of SBI. See Note 12 - Debt for more information pertaining to debt.  SBI represents all of SB/RH assets, liabilities, revenues, expenses and operations. The reportable segments of SB/RH are consistent with the segments of SBH.
On September 8, 2021, the Company entered into a definitive Asset and Stock Purchase Agreement with ASSA ABLOY AB ("ASSA") to sell its Hardware and Home Improvement ("HHI") segment for cash proceeds of $4.3 billion, subject to customary purchase price adjustments. HHI consists of residential locksets and door hardware, including knobs, levers, deadbolts, handle sets, and electronic and connected locks under the Kwikset®, Weiser®, Baldwin®, Tell Manufacturing®, and EZSET® brands; kitchen and bath faucets and accessories under the Pfister® brand; and builders' hardware consisting of hinges, metal shapes, security hardware, rack and sliding door hardware, and gate hardware under the National Hardware® and FANAL® brands. The Company's assets and liabilities associated with the HHI disposal group have been classified as held for sale and the HHI operations have been classified as discontinued operations for all periods presented and notes to the consolidated financial statements have been updated for all periods presented to exclude information pertaining to discontinued operations and reflect only the continuing operations of the Company. Refer to Note 3 – Divestitures for more information on the HHI divestiture including the assets and liabilities classified as held for sale and income from discontinued operations.

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
The Company’s fiscal year ends September 30 and reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. For the year ended September 30, 2021, the fiscal quarters were comprised of the three months ended January 3, 2021, April 4, 2021, July 4, 2021, and September 30, 2021.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Property, plant and equipment held under finance leases are depreciated on a straight-line basis over the shorter of the lease term or estimated useful life of the asset; such amortization is included in depreciation expense. See Note 10 - Property, plant and equipment for further detail. The Company uses accelerated depreciation methods for income tax purposes. Useful lives for property, plant and equipment are as follows:

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
Goodwill
Goodwill reflects the excess of acquisition cost over the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized, but instead is assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified. Goodwill has been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit. Our reporting units are consistent with our segments. See Note 22 - Segment Information for further discussion.
Goodwill is tested for impairment in the fourth quarter of its fiscal year by either performing a qualitative assessment or a quantitative test for some, or all reporting units. The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In performing a qualitative assessment, the Company considers events and circumstances, including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in market value, composition or carrying amount of a reporting unit’s net assets, and considering any changes in the market price of the Company’s common stock. If the Company determines that it is more likely than not the carrying value is greater than the fair value of a reporting unit after assessing the totality of facts and circumstances, a quantitative assessment is performed to determine the reporting unit fair value and measure the impairment. If the Company determines that it is more likely than not the fair value is greater than the carrying amount, then a quantitative assessment is not required.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
In estimating the fair value of our reporting units for a quantitative impairment assessment, we use a discounted cash flow methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. The fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, an impairment loss would be recognized equal to that excess; however the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. See Note 11 - Goodwill and Intangible Assets for further detail.
Intangible Assets
Intangible assets are recorded at cost or at estimated fair value if acquired in a business combination. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives. The range and weighted average useful lives for definite-lived intangibles assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	5 - 20 years	18.9 years
Technology assets	5 - 18 years	13.6 years
Tradenames	5 - 13 years	11.6 years
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
Certain trade name intangible assets have an indefinite life and are not amortized, but instead are assessed for impairment at least annually, in the fourth quarter of its fiscal year by either performing a qualitative assessment or a quantitative test for some or all indefinite lived intangible assets. The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible assets is less than its carrying amount. In performing a qualitative assessment, the Company considers events and circumstances, including, but not limited to, macroeconomic conditions, industry and market conditions, cost factors, changes in strategy and overall financial performance. If the Company determines that it is more likely than not the carrying value is greater than the fair value of an indefinite lived intangible asset, a quantitative assessment is performed to determine the fair value and measure the impairment. If the Company determines that it is more likely than not the fair value is greater than the carrying amount, then a quantitative assessment is not required.
The quantitative impairment analysis of indefinite lived intangible assets compares the estimated fair value of the identified trade names to their carrying value to determine if impairment exists. If the fair value is less than the carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. See Note 11 - Goodwill and Intangible Assets for further detail.
Assets Held for Sale and Discontinued Operations
An asset, group of assets, or qualifying business are considered held for sale when they meet all the applicable criteria; including: (i) having the authority to sell, (ii) being available to sell in their present condition, (iii) having an active program to locate buyers, (iv) being actively marketed at current fair value, and (v) considered probable of selling within one year. Assessment for held for sale are performed at least quarterly or when events or changes in business circumstances indicate that a change in classification may be necessary.
Assets and liabilities of a qualifying business are excluded from the net assets of continuing operations, separated in a disposal group and classified as held for sale in the period in which the held for sale criteria was met. Corporate debt is not included as a component of the disposal group, regardless of repayment provisions, and only debt directly attributable to the divested operations may be included as held for sale. Assets and liabilities held for sale are recorded at the lower of its carrying amount or estimated fair value less expected cost to sell and any unrecognized other comprehensive loss. Assets held for sale do not experience any subsequent depreciation or amortization after being classified as held for sale. Assets held for sale are reviewed for impairment at least quarterly, and if the carrying amount of the disposal group exceeds the estimated fair value less cost to sell, a loss is recognized. If a business is classified as held for sale after the balance sheet date but before the financial statements are issued or are available to be issued, the business continues to be classified as held and used in those financial statements when issued or when available to be issued.
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is sold and meets the criteria for being classified as held for sale. Assets and liabilities of a disposal group classified as held for sale and related to discontinued operations are presented as held for sale for all current and prior periods presented within the statement of a financial position. The results of discontinued operations are reported in Income From Discontinued Operations, Net of Tax in the accompanying Consolidated Statements of Income for the current and prior periods commencing in the period in which the business meets the held for sale criteria, and includes any gain or loss recognized on closing, or adjustment of the carrying amount to fair value less cost to sell while being held for sale. Loss realized upon change of classification to held for sale is recognized as a loss to continuing operations. Income from discontinued operations includes only direct costs attributable to the divested business and excludes any indirect cost allocation associated with any shared or corporate led functions unless otherwise dedicated to the divested business. Transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale. Interest costs from corporate debt, excluding premium payments or loss on extinguishment of debt, may be included as a component of income from discontinued operations specifically attributable to interest from corporate debt that is obligated to be repaid following the completion of a divestiture; plus the allocation of interest cost from corporate debt not directly attributable to or related to other operations based on the ratio of net assets of the disposal group held for sale to the consolidated net assets plus consolidated debt, excluding debt assumed in transaction, required to be repaid, or directly attributable to other operations of the Company. Amounts within accumulated other comprehensive income directly associated with a divested business are not realized as a component of Income from Discontinued Operations until completion of the sale or disposition. See Note 3 - Divestitures for further detail.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
Debt Issuance Costs
Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the lives of the related debt agreements. Debt issuance costs for the Company were $35.6 million and $36.5 million as of September 30, 2021 and 2020, respectively. Debt issuance costs are included as a reduction to Long Term Debt, Net of Current Portion in the Consolidated Statements of Financial Position. Amortization of debt issuance costs is recognized as a component of Interest Expense in the Consolidated Statements of Income. See Note 12 - Debt for further detail.
Financial Instruments
Derivative financial instruments are used by the Company principally in the management of its foreign currency exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Derivative assets and liabilities are reported at fair value in the Consolidated Statements of Financial Position. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. Depending on the nature of derivatives designated as hedging instruments, changes in fair value are either offset against the change in fair value of the hedged assets or liability through earnings, or recognized in equity through other comprehensive income until the hedged item is recognized. Derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, and the entire change in the fair value of the hedging instrument is recorded as a component of Accumulated Other Comprehensive (Loss) Income (“AOCI”) in Stockholders’ Equity. Those amounts are subsequently reclassified to earnings in the same line item in the Consolidated Statement of Income as impacted by the hedge item when the hedged item affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For derivatives that do not qualify for hedge accounting treatment, the change in the fair value is recognized in earnings. See Note 14 - Derivatives for further detail.
Treasury Stock
Treasury stock purchases are stated at average cost and presented as a separate reduction of equity.
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
Revenue Recognition
Product Sales
Our customers mostly consist of retailers, wholesalers and distributors, and construction companies with the intention to sell and distribute to an end consumer. The Company recognizes revenue from the sale of products upon transfer of control to the customer. For the majority of our product sales, the transfer of control is recognized when we ship the product from our facilities to the customer unless we retain title and risk of loss upon shipment and we arrange and paid for freight such that we retain physical possession and control during delivery.
Licensing Revenue
The Company also sells licenses of its brands to third-party sellers and manufacturers for the development, production, sales & distribution of products that are not directly managed or offered by the Company. The Company maintains all right of ownership of the intellectual property and contracts with its customer for the use of the intellectual property in their operations. Revenue derived from the right-to-access licenses is recognized using the over time revenue recognition method, applying the ‘as-invoiced’ practical expedient method at the amount we are able to bill using a time-elapsed measure of progress, taking into consideration any minimum guarantee provisions under the contract, as it appropriately depicts its performance of providing access to the Company’s brands, trade names, logos, etc.
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

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
The Company may also enter into various arrangements, primarily with retail customers, which require the Company to make upfront cash payments to secure the right to distribute through such customers. The Company defers the cost of these payments, provided they are supported by a volume-based arrangement with the retailer with a period of 12 months or longer, and amortizes the associated payment over the appropriate time or volume-based term of the arrangement. Deferred payments are recognized as a contract asset and are reported in the Consolidated Statements of Financial Position as Deferred Charges and Other Assets with related amortization treated as a reduction in Net Sales.
Product Returns
In the normal course of business, the Company may allow customers to return product per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to be received. For the anticipated value of the returns, the Company will recognize a return liability in Other Current Liabilities and a separate return asset included in the Prepaid Expenses and Other Current Assets, when applicable. As of September 30, 2021 and 2020, the Company recognized an expected returns liability of $11.8 million and $12.8 million, respectively, most of which the Company does not expect or anticipate a return asset. Product returns do not include provisions for warranties provided to end-consumers of the Company's products, which are recognized as a component of the Company's cost of goods sold. See Note 21 - Commitments and Contingencies for further discussion on product warranty.
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
See Note 6 – Revenue Recognition for further detail.
Shipping and Handling Costs
Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities. Shipping and handling costs were $216.3 million, $172.8 million and $162.9 million during the years ended September 30, 2021, 2020 and 2019, respectively. The Company accounts for shipping and handling activities, which occur after control of the related goods transfers, as fulfillment activities instead of assessing such activities as performance obligations. Shipping and handling costs are included in Selling Expenses in the Consolidated Statements of Income.
Advertising Costs
Advertising costs include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements and are expensed as incurred. The Company incurred advertising costs of $54.0 million, $40.7 million and $28.1 million during the years ended September 30, 2021, 2020 and 2019, respectively. Advertising costs are included in Selling Expenses in the Company’s Consolidated Statements of Income.
Research and Development Costs
Research and development costs are charged to expense in the period they are incurred.
Environmental Expenditures
Environmental expenditures that relate to current operations or to conditions caused by past operations are expensed or capitalized as appropriate. The Company determines its liability for environmental matters on a site-by-site basis and records a liability at the time when it is probable that a liability has been incurred and such liability can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers. Estimated environmental remediation expenditures are included in the determination of the net realizable value recorded for assets held for sale. See Note 21 - Commitments and Contingencies for further detail.
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
Leases
The Company determines if an arrangement is a lease at inception, considering whether the contract conveys a right to control the use of the identified asset for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are included in Operating Lease Assets, Other Current Liabilities and Long-Term Operating Lease Liabilities on the Consolidated Statement of Financial Position. Finance leases are included in Property, Plant and Equipment, Current Portion of Long-Term Debt, and Long-Term Debt, Net of Current Portion on the Consolidated Statement of Financial Position.
Right of use ("ROU") lease assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. ROU lease liabilities are classified between current and long-term liabilities based on their payment terms. The ROU operating lease asset includes prepaid rent and reflects the unamortized balance of lease incentives. Our leases may include renewal options, and we include the renewal option in the lease term if we conclude that it is reasonably certain that we will exercise that option. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on an index or a rate, such as the Company’s proportionate share of actual costs for utilities, common area maintenance, insurance, and property taxes, are excluded from the measurement of the lease liability, unless subject to fixed minimum requirements and are recognized as variable lease cost when the obligation for that payment is incurred.
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
We review the impairment of our ROU lease assets consistent with the approach applied for our other long-lived assets. ROU lease assets are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, early termination or exit of a lease agreement, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs an undiscounted cash flow analysis to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows generated did not exceed the carrying value of the respective asset group. If impairment is determined to exist, any related impairment loss is calculated based on fair value.
Transaction related charges
Transaction related charges consist of costs towards (1) a qualifying strategic transaction or business development opportunity, including an acquisition or divestiture, whether or not consummated, associated with the purchase or sale of net assets or equity interest of a business such as a business combination, equity investment, joint venture or purchase or sale of non-controlling interest; (2) subsequent integration related project costs directly associated with an acquisition including realized costs for the integration of acquired operations into the Company’s shared service platforms, termination of redundant or duplicative positions and locations, operations and/or products, employee transition costs, professional fees, and other post business combination expenses; and (3) divestiture support and separation costs consisting of incremental costs incurred to facilitate separation of a divested business or operation, including the development of shared service operations impacted by a separation, including impacts to shared platforms and personnel impacted by the transaction. Qualifying cost types include, but are not limited to, banking, advisory, legal, accounting, valuation, or other professional fees; and including impairment loss on existing assets considered duplicative or redundant and directly attributable to the respective transactions. See Note 3 - Divestitures and Note 4 – Acquisitions for further discussion.
The following table summarizes transaction related charges incurred by the Company during the years ended September 30, 2021, 2020 and 2019:

(in millions)	2021	2020	2019
HHI divestiture and separation	$9.6	$—	$—
Rejuvenate acquisition and integration	10.8	—	—
Armitage acquisition and integration	10.9	—	—
Coevorden operations divestiture and separation	5.4	5.5	—
GBL divestiture and separation	3.2	10.2	9.5
PetMatrix integration	—	—	—
Omega Sea acquisition and integration	0.2	1.6	—
Other	16.2	5.8	11.4
Total transaction-related charges	$56.3	$23.1	$20.9

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
Foreign currency transaction gains and losses for transactions denominated in a currency other than the functional currency are reported in Other Non-Operating Expense, Net in the Consolidated Statements of Income in the period they occur. Exchange losses on foreign currency transactions were $1.5 million, $7.1 million, and $40.5 million for the years ended September 30, 2021, 2020 and 2019, respectively.
Newly Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which was further updated and clarified by the FASB through the issuance of additional related ASUs. The ASU introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information, and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models, and methods for estimating expected credit losses. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company adopted ASU 2016-13 on a modified retrospective basis effective October 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements. Refer to Note 8 - Receivables and Concentration of Credit Risk for further discussion on the Company's receivables and allowance for uncollectible receivables.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard provides guidance on accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2018-15 prospectively to all implementation costs incurred after October 1, 2020, the date of adoption. Before the adoption of the standard, the implementation costs in cloud computing arrangements were expensed as incurred. Effective October 1, 2020, implementation costs attributable to cloud computer arrangements are recognized as Deferred Charges and Other on the Consolidated Statements of Financial Position and subsequently amortized over the respective term of the cloud computing arrangement. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 requires entities to disclose the weighted-average interest crediting rates used, reasons for significant gains and losses affecting benefit obligations, and an explanation of any other significant changes in the benefit obligation or plan assets. The amendment also removed certain previously required disclosures. The Company adopted this guidance as of September 30, 2021. The provisions of the new standard have been recognized in Note 15 - Employee Benefit Plans for all periods.
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to clarify certain optional expedients in Topic 848. The ASUs can be adopted no later than December 31, 2022 with early adoption permitted. The Company is currently evaluating the impacts of adoption of the new guidance to its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The new standard simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The new standard also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is currently evaluating the impacts of adoption of the new guidance to its consolidated financial statements.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – DIVESTITURES
The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the accompanying Consolidated Statement of Income for the years ended September 30, 2021, 2020, and 2019:

(in millions)	2021	2020	2019
Income from discontinued operations before income taxes - HHI	$288.2	$227.8	$220.6
(Loss) income from discontinued operations before income taxes - GBL	(7.2)	4.2	997.6
Loss from discontinued operations before income taxes - GAC	(0.1)	(0.1)	(115.7)
Interest on corporate debt allocated to discontinued operations	44.5	47.3	83.0
Income from discontinued operations before income taxes	236.4	184.6	1,019.5
Income tax expense from discontinued operations	62.1	33.7	221.5
Income from discontinued operations, net of tax	174.3	150.9	798.0
(Loss) income from discontinued operations, net of tax attributable to noncontrolling interest	(0.2)	0.4	0.5
Income from discontinued operations, net of tax attributable to controlling interest	$174.5	$150.5	$797.5
Interest from corporate debt allocated to discontinued operations includes interest on Term Loans required to be paid down using proceeds received on disposal on sale of a business, and interest expense from corporate debt not directly attributable to or related to other operations based on the ratio of net assets of the disposal group held for sale to the consolidated net assets plus consolidated debt, excluding debt assumed in transaction, required to be repaid, or directly attributable to other operations of the Company. Corporate debt, including Term Loans required to be paid down, are not classified as held for sale as they are not directly attributable to the identified disposal groups.
For the year ended September 30, 2019, SBH recognized interest expense associated with corporate debt directly held by the SBH parent company and not included as part of the consolidated financial statements of SB/RH. As a result, there was only $75.2 million of interest on corporate debt from SB/RH allocated to discontinued operations, excluding allocated interest attributable to debt held directly by the SBH parent company, and further impacting the intraperiod income tax expense from discontinued operations to $223.4 million as part of the SB/RH Consolidated Statement of Income for the year ended September 30, 2019 . The Company paid down the outstanding debt held by SBH parent company following the divestitures of GBL and GAC during the year ended September 30, 2019 and for the years ended September 30, 2021 and September 30, 2020, all corporate debt and applicable interest allocated to discontinued operations was attributable to debt held by SBI, a wholly owned subsidiary of both SBH and SB/RH.
HHI
On September 8, 2021, the Company entered into a definitive Asset and Stock Purchase Agreement (the "ASPA") with ASSA ABLOY AB ("ASSA") to sell its HHI segment for cash proceeds of $4.3 billion, subject to customary purchase price adjustments. The Company's assets and liabilities associated with the HHI disposal group has been classified as held for sale and the respective operations have been classified as discontinued operations and reported separately for all periods presented.
The ASPA provides that ASSA will purchase the equity of certain subsidiaries of the Company, and acquire certain assets and assume certain liabilities of other subsidiaries used or held for the purpose of the HHI business. The Company and ASSA have made customary representations and warranties and have agreed to customary covenants relating to the acquisition. Among other things, prior to the consummation of the acquisition, the Company will be subject to certain business conduct restrictions with respect to its operation of the HHI business. The Company and ASSA have agreed to indemnify each other for losses arising from certain breaches of the ASPA and for certain other matters. In particular, the Company has agreed to indemnify ASSA for certain liabilities relating to the assets retained by the Company, and ASSA has agreed to indemnify the Company for certain liabilities assumed by ASSA, in each case as described in the ASPA. The Company and ASSA have agreed to enter into related agreements ancillary to the acquisition that will become effective upon the consummation of the acquisition, including a customary transition services agreement and reverse transition services agreement.
The consummation of the acquisition is subject to certain customary conditions, including, among other things, (i) the absence of a material adverse effect on HHI, (ii) the expiration or termination of required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the receipt of certain other antitrust approvals in certain specified foreign jurisdictions (the conditions contained in (ii) and (iii) together, the “Antitrust Conditions”), (iv) the accuracy of the representations and warranties of the parties generally subject to a customary material adverse effect standard (as described in the ASPA) or other customary materiality qualifications), (v) the absence of governmental restrictions on the consummation of the acquisition in certain jurisdictions, and (vi) material compliance by the parties with their respective covenants and agreements under the ASPA. The consummation of the transaction is not subject to any financing condition. The transaction is expected to be consummated prior to September 30, 2022.
The ASPA also contains certain termination rights, including the right of either party to terminate the ASPA if the consummation of the acquisition has not occurred on or before December 8, 2022 (the “Termination Date”). Further, if the acquisition has not been consummated by the Termination Date and all conditions precedent to ASSA's obligation to consummate the acquisition have otherwise been satisfied except for one or more of the Antitrust Conditions, then ASSA would be required to pay the Company a termination fee of $350 million.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – DIVESTITURES (continued)
The following table summarizes the assets and liabilities of the HHI disposal group classified as held for sale as of September 30, 2021 and 2020:

(in millions)	2021	2020
Assets
Trade receivables, net	$130.2	$201.4
Other receivables	12.1	27.8
Inventories	332.2	239.0
Prepaid expenses and other current assets	39.1	32.6
Property, plant and equipment, net	143.5	140.9
Operating lease assets	55.5	45.8
Deferred charges and other	11.7	16.5
Goodwill	710.9	704.8
Intangible assets, net	374.8	385.0
Total assets of business held for sale	$1,810.0	$1,793.8
Liabilities
Current portion of long-term debt	$1.5	$1.4
Accounts payable	206.6	195.0
Accrued wages and salaries	41.7	33.3
Other current liabilities	75.9	73.9
Long-term debt, net of current portion	54.4	55.3
Long-term operating lease liabilities	48.6	39.2
Deferred income taxes	7.8	10.2
Other long-term liabilities	17.8	20.4
Total liabilities of business held for sale	$454.3	$428.7
The following table summarizes the components of income from discontinued operations before income taxes associated with the HHI divestiture in the accompanying Consolidated Statements of Operations for the years ended September 30, 2021, 2020 and 2019:

(in millions)	2021	2020	2019
Net sales	$1,615.8	$1,342.1	$1,355.7
Cost of goods sold	1,025.3	850.3	868.4
Gross profit	590.5	491.8	487.3
Operating expenses	293.1	257.1	262.8
Operating income	297.4	234.7	224.5
Interest expense	3.4	3.5	3.4
Other non-operating expense, net	5.8	3.4	0.5
Income from discontinued operations before income taxes	$288.2	$227.8	$220.6
Beginning in September 2021, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with the HHI disposal group classified as held for sale. Interest expense consists of interest from debt directly attributable to HHI operations that primarily consist of interest from finance leases. No impairment loss was recognized on the asset held for sale as the purchase price of the business less estimated cost to sell is more than its carrying value.
The following table presents significant non-cash items and capital expenditures of discontinued operations from the HHI divestiture:

(in millions)	2021	2020	2019
Depreciation and amortization	$31.1	$33.9	$33.5
Share and incentive based compensation	$0.8	$6.0	$5.0
Purchases of property, plant and equipment	$22.8	$16.9	$18.0
GBL
On January 2, 2019, the Company completed the sale of its GBL business pursuant to the GBL acquisition agreement with Energizer for cash proceeds of $1,956.2 million, resulting in a pre-tax gain on sale of $989.8 million, during the year ended September 30, 2019, including the settlement of customary purchase price adjustments for working capital and assumed indebtedness, recognition of tax and legal indemnifications under the acquisition agreement and an estimated contingent purchase price adjustment of $200 million for the settlement of the planned divestiture of the Varta® consumer batteries business by Energizer. The results of operations and gain on sale for disposal of the GBL business were recognized as a component of discontinued operations.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – DIVESTITURES (continued)
The GBL acquisition agreement provided for a purchase price adjustment that was contingent upon the completion of the divestiture of the Varta® consumer battery, chargers, portable power and portable lighting business in the EMEA region by Energizer. The Company settled the outstanding balance with Energizer for $197 million and recognized an incremental adjustment to gain on sale of $3.0 million as a component of income from discontinued operations, net of tax, during the year ended September 30, 2020.
The Company and Energizer agreed to indemnify each other for losses arising from certain breaches of the GBL acquisition agreement and for certain other matters. The Company agreed to indemnify Energizer for certain liabilities relating to the assets retained by the Company, and Energizer agreed to indemnify the Company for certain liabilities assumed by Energizer, in each case as described in the acquisition agreement. As of September 30, 2021 and 2020, the Company recognized $35.0 million and $50.2 million, respectively, related to indemnifications in accordance with the acquisition agreement, including $17.3 million and $33.0 million, respectively, within Other Current Liabilities on the Company’s Consolidated Statement of Financial Position primarily attributable to current income tax indemnifications and $17.7 million and $17.2 million, respectively, within Other Long-Term Liabilities on the Company’s Consolidated Statement of Financial Position primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits. During the years ended September 30, 2021 and 2020, the Company recognized incremental pre-tax loss on sale for changes to tax and legal indemnifications and other agreed-upon funding under the GBL acquisition agreement with Energizer. During the year ended September 30, 2020, the Company recognized a $10.5 million tax benefit to discontinued operations from the return to provision adjustments related to the divestitures of GBL, primarily from changes to US GILTI on the non-US portions of the sold business.
The Company and Energizer entered into related agreements that became effective upon the consummation of the acquisition including a customary transition services agreement (“TSA”) and reverse TSA. The TSA and reverse TSA are recognized as a component of continuing operations for periods following the completion of the GBL sale. See Note 17 – Related Party Transactions for additional discussion.
The following table summarizes the components of income from discontinued operations before income taxes associated with the GBL operations in the accompanying Consolidated Statements of Operations for the years ended September 30, 2019 with the close of the GBL divestiture on January 2, 2019.

(in millions)	2019
Net sales	$249.0
Cost of goods sold	164.6
Gross profit	84.4
Operating expenses	57.0
Operating income	27.4
Interest expense	0.6
Other non-operating expense, net	0.5
Gain on sale	(989.8)
Reclassification of accumulated other comprehensive income	18.5
Income from discontinued operations before income taxes	$997.6
The Company ceased the recognition of depreciation and amortization of long-lived assets associated with the GBL disposal group when classified as held for sale prior to the year ended September 30, 2019 and therefore no depreciation and amortization was recognized from the GBL disposal group during the year ended September 30, 2019 prior to close of the transaction. Interest expense consists of interest from debt directly attributable to GBL operations that primarily consist of interest from finance leases. Additionally, the Company incurred transaction costs of $12.9 million associated with the divestiture, which were recognized as a component of income from discontinued operations for the year ended September 30, 2019. Transaction costs were expensed as incurred and include fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transaction.
GAC
On January 28, 2019, the Company completed the sale of its GAC business pursuant to the GAC acquisition agreement with Energizer for $938.7 million in cash proceeds and $242.1 million in stock consideration of common stock of Energizer, resulting in a loss on sale of business of $111.0 million during the year ended September 30, 2019, including the estimated settlement of customary purchase price adjustments for working capital and assumed indebtedness, and recognition of tax and legal indemnifications in accordance with the GAC acquisition agreement. The results of operations and loss on the disposal of the GAC business were recognized as a component of discontinued operations.
The Company and Energizer agreed to indemnify each other for losses arising from certain breaches of the GAC acquisition agreement and for certain other matters. The Company agreed to indemnify Energizer for certain liabilities relating to the assets retained by the Company, and Energizer agreed to indemnify the Company for certain liabilities assumed by Energizer, in each case as described in the acquisition agreement. As of September 30, 2021 and 2020, the Company recognized $1.5 million and $1.4 million, respectively, related to indemnifications in accordance with the acquisition agreement within Other Long-Term Liabilities on the Company’s Consolidated Statement of Financial Position primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits.
The Company and Energizer entered into related agreements ancillary to the GAC acquisition that became effective upon the consummation of the acquisition, including a TSA and reverse TSA, a supply agreement with the Company’s H&G business, as well as a shareholder agreement. The TSA and reverse TSA are recognized as a component of continuing operations for periods following the completion of the GAC sale. The supply agreement with the Company’s H&G business was recognized as a component of net sales and continuing operations. The supply agreement had a contracted term of 24 months, and expired in January 2021. Sales from the Company’s H&G segment to GAC discontinued operations prior to the divestiture have been recognized as a component of net sales and continuing operations for all comparable periods. See Note 17 – Related Party Transactions for additional discussion.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – DIVESTITURES (continued)
The following table summarizes the components of income from discontinued operations before income taxes associated with the GAC business in the accompanying Consolidated Statements of Operations for the year ended 2019, with the close of the GAC divestiture on January 28, 2019:

(in millions)	2019
Net sales	$87.7
Cost of goods sold	52.5
Gross profit	35.2
Operating expenses	35.7
Operating loss	(0.5)
Interest expense	0.7
Other non-operating expense, net	0.2
Loss on sale of business	111.0
Reclassification of accumulated other comprehensive income	3.3
Loss from discontinued operations before income taxes	$(115.7)
Beginning in November 2018, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with the GAC disposal group classified as held for sale. During the year ended September 30, 2019, there is depreciation and amortization expense included in income from discontinued operations of $1.4 million. Interest expense consists of interest from debt directly attributable to GAC operations that primarily consists of interest from finance leases. During the year ended September 30, 2019, the Company recognized a $111.0 million loss on sale associated with the GAC divestiture attributable to the expected fair value to be realized from the sale, net of transaction costs. Additionally, the Company incurred transaction costs of $8.8 million associated with the divestiture, which were recognized as a component of income from discontinued operations for the year ended September 30, 2019. Transaction costs were expensed as incurred and include fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transaction.
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
NOTE 4 – ACQUISITIONS
Rejuvenate Acquisition
On May 28, 2021, the Company acquired all ownership interests in For Life Products, LLC ("FLP") for a purchase price of $301.5 million. FLP is a leading manufacturer of household cleaning, maintenance, and restoration products sold under the Rejuvenate® brand. The net assets and operating results of FLP, since the acquisition date of May 28, 2021, are included in the Company’s Consolidated Statements of Income and reported within the H&G reporting segment for the year ended September 30, 2021.
The Company has recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the May 28, 2021 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets of $147.0 million was recorded as goodwill, which is deductible for tax purposes. Goodwill includes value associated with profits earned from market expansion capabilities, synergies from integration and streamlining operational activities, the going concern of the business and the value of the assembled workforce.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – ACQUISITIONS (continued)
The calculation of purchase price and purchase price allocation is as follows:

(in millions)	Amount
Cash consideration	$301.5

(in millions)	Purchase Price Allocation
Cash and cash equivalents	$1.4
Trade receivables, net	10.2
Inventories	15.4
Prepaid expenses and other current assets	0.3
Property, plant and equipment, net	0.4
Goodwill	147.0
Intangible assets, net	128.7
Accounts payable	(1.7)
Accrued wages and salaries	(0.1)
Other current liabilities	(0.1)
Net assets acquired	$301.5
The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$119.0	Indefinite
Customer relationships	8.4	14 years
Technology	1.3	11 years
Total intangibles acquired	$128.7
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
Customer relationships – The Company valued customer relationships using the multi-period excess earnings method under a market participant distributor method of the income approach. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. Only expected sales from current customers were used, which are estimated using average annual expected growth rate of 4%. The Company assumed a customer attrition rate of 5%, which is supported by historical attrition rates. The discount rate applied to the projected cash flow was 10.5% and income taxes were estimated at the applicable statutory rate.
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
Armitage Acquisition
On October 26, 2020, the Company acquired all of the stock of Armitage Pet Care Ltd ("Armitage") for approximately $187.7 million. Armitage is a premium pet treats and toys business headquartered in Nottingham, United Kingdom, including a portfolio of brands that include Armitage's dog treats brand, Good Boy®, cat treats brand, Meowee!® and Wildbird®, bird feed products, among others, that are predominantly sold within the United Kingdom. The net assets and operating results of Armitage, since the acquisition date of October 26, 2020, are included in the Company’s Consolidated Statements of Income and reported within the GPC reporting segment for the year ended September 30, 2021.
The Company has recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the October 26, 2020 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets of $90.7 million was recorded as goodwill, which is not deductible for foreign tax purposes. Goodwill includes value associated with profits earned from market and expansion capabilities, synergies from integration and streamlining operational activities, the going concern of the business and the value of the assembled workforce.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – ACQUISITIONS (continued)
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
Tradenames - The Company valued the tradenames, the Good Boy® brand and the Wildbird® and Other brand portfolio, using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the tradenames were not owned. Royalty rates of 8% for valuation of Good Boy® and 3% for Wildbird® and Other were selected based on consideration of several factors, including prior transactions, related trademarks and tradenames, other similar trademark licensing, and transaction agreements and the relative profitability and perceived contribution of the tradenames. The discount rate applied to the projected cash flow was 11% based on the a weighted-average cost of capital for the overall business. The resulting discounted cash flows were then tax-effected at the applicable statutory rate.
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
Omega Sea Acquisition
On March 10, 2020, the Company entered into an asset purchase agreement with Omega Sea, LLC (“Omega”), a manufacturer and marketer of premium fish foods and consumable goods for the home and commercial aquarium markets, primarily consisting of the Omega brand, for a purchase price of approximately $16.9 million. The results of Omega’s operations since March 10, 2020 are included in the Company’s Consolidated Statements of Income and reported within the GPC reporting segment for the year ended September 30, 2021 and 2020.
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 - RESTRUCTURING AND RELATED CHARGES
Global Productivity Improvement Program – During the year ended September 30, 2019, the Company initiated a company-wide, multi-year program, which consists of various restructuring related initiatives to redirect resources and spending to drive growth, identify cost savings and pricing opportunities through standardization and optimization, develop organizational and operating optimization, and reduce overall operational complexity across the Company. Since the announcement of the project and completion of the Company’s divestitures in GBL and GAC during the year ended September 30, 2019, the project focus includes the transitioning of the Company’s continuing operations in a post-divestiture environment and separation with Energizer TSAs and reverse TSAs. Refer to Note 3 – Divestitures and Note 17 – Related Party Transactions for further discussion. The initiative includes review of global processes, opportunity spending and organization design and structures; headcount reductions and transfers; and rightsizing the Company’s shared operations and commercial business strategy in certain regions and local jurisdictions; among others. Total cumulative costs incurred associated with the project were $152.2 million as of September 30, 2021, with approximately $2.5 million forecasted in the foreseeable future. The project costs are anticipated to be incurred through the fiscal year ending September 30, 2022.
GPC Edwardsville 3PL Transition - During the year ended September 30, 2021, the GPC segment entered into an initiative to transition its third party logistics (3PL) service provide at its Edwardsville, IL distribution center to optimize its operations and improve fill rates to meet customer requirements and handle projected growth. Costs incurred to facilitate the transition service providers include one-time implementation and start-up costs with the new service provider, including the integration of the provider systems and technology, incremental compensation and incentive-based compensation to maintain performance during the transition period, duplicative and redundant costs between providers, and incremental costs for various disruptions in the operations during the transition period, including supplemental transportation and storage costs as the new 3PL operations are fully integrated and transitioned. Total cumulative costs incurred associated with the project were $11.5 million as of September 30, 2021, with approximately $12.2 million forecasted in the foreseeable future. The project costs are anticipated to be incurred through the first half of the fiscal year ending September 30, 2022.
SAP S4 ERP Transformation - During the year ended September 30, 2021, the Company entered into an initiative to transform its enterprise-wide operating system to SAP S4. The initiative is a multi-year project that will include various project costs, including software configuration and implementation costs that would be recognized as a capital expenditure or deferred cost in accordance with applicable accounting policies. Certain restructuring related costs associated with the initiative include project development and management costs, and professional services with business partners engaged towards planning, design and business process review that would not qualify as software implementation costs. The Company is currently in the planning and design stage of the project. Total cumulative costs incurred associated with the project were $4.3 million as of September 30, 2021 with approximately $13.0 million forecasted in the foreseeable future. The project is a multi-year implementation with various phases that will be realized throughout the project timeline, depending upon business unit and/or jurisdiction, and is anticipated to be incurred through September 30, 2024.
Other Restructuring Activities – The Company may enter into small, less significant initiatives and restructuring related activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial and occur over a shorter time period (generally less than 12 months).
The following summarizes restructuring and related charges for the years ended September 30, 2021, 2020, and 2019:

(in millions)	2021	2020	2019
Global productivity improvement program	$21.2	$71.1	$59.9
GPC Edwardsville 3PL transition	11.5	—	—
SAP S4 ERP transformation	4.3	—	—
Other restructuring activities	3.3	0.5	1.1
Total restructuring and related charges	$40.3	$71.6	$61.0
Reported as:
Cost of goods sold	$1.9	$13.8	$2.5
Operating expense	38.4	57.8	58.5
The following summarizes restructuring and related charges for the years ended September 30, 2021, 2020, and 2019, and cumulative costs of restructuring initiatives as of September 30, 2021, by cost type. Termination costs consist of involuntary employee termination benefits and severance pursuant to a one-time benefit arrangement recognized as part of a restructuring initiative. Other costs consist of non-termination type costs related to restructuring initiatives such as incremental costs to consolidate or close facilities, relocate employees, cost to retrain employees to use newly deployed assets or systems, transition of third-party providers, pervasive system implementations and redundant or incremental transitional operating costs, among others:

(in millions)	Termination Benefits	Other Costs	Total
For the year ended September 30, 2021	$7.7	$32.6	$40.3
For the year ended September 30, 2020	12.4	59.2	71.6
For the year ended September 30, 2019	9.4	51.6	61.0
Cumulative costs through September 30, 2021	29.2	123.0	152.2
Future costs to be incurred	—	27.7	27.7

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 - RESTRUCTURING AND RELATED CHARGES (continued)
The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type, for the years ended September 30, 2021, 2020, and 2019:

(in millions)	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2019	$6.6	$27.0	$33.6
Adoption of ASU 842	—	(4.2)	(4.2)
Provisions	4.0	41.6	45.6
Cash expenditures	(7.0)	(57.8)	(64.8)
Non-cash items	0.3	(0.3)	—
Accrual balance at September 30, 2020	$3.9	$6.3	$10.2
Provisions	5.7	4.6	10.3
Cash expenditures	(4.7)	(5.4)	(10.1)
Non-cash items	(0.3)	0.1	(0.2)
Accrual balance at September 30, 2021	$4.6	$5.6	$10.2
Effective October 1, 2019, the Company adopted ASU 842 resulting in the recognition of ROU operating lease liabilities for outstanding payments on operating leases. Amounts previously recognized as a restructuring accrual associated with lease termination costs were recognized as a reduction of the ROU operating lease asset realized upon adoption of ASU 842 for the respective lease and the outstanding lease payments are captured as ROU operating lease liabilities.
The following summarizes restructuring and related charges by segment for the years ended September 30, 2021, 2020, and 2019, cumulative costs of restructuring initiatives as of September 30, 2021 and future expected costs to be incurred by segment:

(in millions)	HPC	GPC	H&G	Corporate	Total
For the year ended September 30, 2021	$9.1	$15.2	$0.4	$15.6	$40.3
For the year ended September 30, 2020	4.6	20.8	0.5	45.7	71.6
For the year ended September 30, 2019	8.1	7.6	1.8	43.5	61.0
Cumulative costs through September 30, 2021	20.6	30.3	2.7	98.6	152.2
Future costs to be incurred	1.3	12.5	—	13.9	27.7
NOTE 6 - REVENUE RECOGNITION
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the year ended September 30, 2021, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	September 30, 2021
(in millions)	HPC	GPC	H&G	Total
Product Sales
NA	$493.5	$699.9	$598.6	$1,792.0
EMEA	512.1	359.8	—	871.9
LATAM	170.6	15.8	7.0	193.4
APAC	72.7	38.9	—	111.6
Licensing	11.2	9.8	2.5	23.5
Other	—	5.7	—	5.7
Total Revenue	$1,260.1	$1,129.9	$608.1	$2,998.1
The following table disaggregates our revenue for the year ended September 30, 2020, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	September 30, 2020
(in millions)	HPC	GPC	H&G	Total
Product Sales
NA	$458.7	$667.4	$543.1	$1,669.2
EMEA	447.3	232.6	—	679.9
LATAM	126.8	14.4	6.7	147.9
APAC	65.8	35.7	—	101.5
Licensing	9.0	8.3	2.1	19.4
Other	—	4.2	—	4.2
Total Revenue	$1,107.6	$962.6	$551.9	$2,622.1

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – REVENUE RECOGNITION (continued)
The following table disaggregates our revenue for the year ended September 30, 2019, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	September 30, 2019
(in millions)	HPC	GPC	H&G	Total
Product Sales
NA	$428.6	$586.1	$502.0	$1,516.7
EMEA	429.3	222.6	—	651.9
LATAM	139.5	13.4	4.4	157.3
APAC	61.0	36.6	—	97.6
Licensing	9.7	6.8	1.7	18.2
Other	—	4.7	—	4.7
Total Revenue	$1,068.1	$870.2	$508.1	$2,446.4
The Company has a broad range of customers including many large mass retail customers. During the year ended September 30, 2021, there were two large retail customers each exceeding 10% of consolidated Net Sales and representing 31.4% of consolidated Net Sales. During the year ended September 30, 2020, there were two large retail customers each exceeding 10% of consolidated Net Sales and representing 31.8% of consolidated Net Sales. During the year ended September 30, 2019, there was one large retail customer exceeding 10% of consolidated Net Sales and representing 20.9% of consolidated Net Sales.
A significant portion of our product sales from our HPC segment, primarily in the NA and LATAM regions, are subject to the continued use and access of the Black and Decker® brand (B&D) through a license agreement with Stanley Black and Decker, and its continued renewal. Net sales from B&D product sales consist of $400.2 million, $337.7 million, and $324.6 million for the years ended September 30, 2021, 2020 and 2019, respectively. All other significant brands and tradenames used in the Company’s commercial operations are directly owned and not subject to further restrictions.
In the normal course of business, the Company may allow customers to return product or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to receive. The following is a rollforward of the allowance for product returns for the years ended September 30, 2021, 2020 and 2019:

(in millions)	Beginning Balance	Charged to Profit & Loss	Deductions	Other Adjustments	Ending Balance
September 30, 2021	$12.8	$1.5	$(2.9)	$0.4	$11.8
September 30, 2020	9.8	6.0	(3.3)	0.3	12.8
September 30, 2019	12.1	1.7	(3.6)	(0.4)	9.8
NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of the Company’s financial assets and liabilities are defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Fair value measurements are classified using a fair value hierarchy that is based upon the observability of inputs used in measuring fair value. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed assumptions about hypothetical transactions in the absence of market data. The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value measurements are classified under the following hierarchy:
•Level 1 - Unadjusted quoted prices for identical instruments in active markets.
•Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level 3 - Significant inputs to the valuation model are unobservable.
The carrying values and estimated fair values for financial instruments as of September 30, 2021 and 2020 are as follows:

	September 30, 2021					September 30, 2020
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Investments	$—	$—	$—	$—	$—	$66.9	$—	$—	$66.9	$66.9
Derivative Assets	—	6.8	—	6.8	6.8	—	0.4	—	0.4	0.4
Derivative Liabilities	—	2.5	—	2.5	2.5	—	13.5	—	13.5	13.5
Debt	—	2,628.2	—	2,628.2	2,506.3	—	2,538.7	—	2,538.7	2,419.5

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
Investments consist of our investment in Energizer common stock and is valued at quoted market prices for identical instruments in an active market. As part of consideration received for the GAC divestiture, the Company received 5.3 million shares of Energizer common stock, valued at $242.1 million on January 28, 2019, the effective close date of the GAC divestiture. Unrealized income or loss from changes in fair value, realized income or loss from sale of equity investments, plus dividend income from equity investments, are recognized as components of Other Non-Operating (Income) Expense, Net on the Consolidated Statements of Income.  During the year ended September 30, 2021, the Company sold 1.7 million shares of Energizer common stock for cash proceeds of $73.1 million.  During the year ended September 30, 2020, the Company sold 3.6 million shares of Energizer common stock for cash proceeds of $147.1 million. The Company sold its remaining investment in Energizer common stock in January 2021 and as of September 30, 2021, the company holds no shares of Energizer common stock.
The following is a summary of income recognized from equity investments included in Other Non-Operating (Income) Expense, Net on the Company's Consolidated Statements of Income for the years ended September 30, 2021, 2020, and 2019:

(in millions)	2021	2020	2019
Unrealized loss on equity investments held	$—	$(7.5)	$(12.1)
Realized gain (loss) on equity investments sold	6.9	(9.3)	—
Gain (loss) on equity investments	6.9	(16.8)	(12.1)
Dividend income from equity investments	0.2	5.0	4.8
Gain (loss) from equity investments	$7.1	$(11.8)	$(7.3)
The Company’s derivative instruments are valued on a recurring basis using internal models, which are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities, which are generally based on quoted or observed market prices (Level 2). The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instrument assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance which is calculated based on the probability of default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. See Note 14 – Derivatives for additional detail.
The fair value measurements of the Company’s debt represent non-active market exchange-traded securities which are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2). See Note 12 – Debt for additional detail.
The carrying values of goodwill, intangible assets and other long-lived assets are tested annually or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). See Note 4 – Acquisitions for additional detail.
The carrying values of cash and cash equivalents, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities.
NOTE 8 – RECEIVABLES
The allowance for uncollectible receivables as of September 30, 2021 and 2020 was $6.7 million and $5.3 million, respectively. The following is a rollforward of the allowance for doubtful accounts for the years ended 2021, 2020 and 2019:

(in millions)	Beginning Balance	Charged to Profit & Loss	Deductions	Other Adjustments	Ending Balance
September 30, 2021	$5.3	$1.9	$(0.4)	$(0.1)	$6.7
September 30, 2020	3.5	2.3	(0.5)	—	5.3
September 30, 2019	3.0	1.3	(1.6)	0.8	3.5
The Company has a broad range of customers including many large retail outlet chains, some of which exceed 10% of consolidated Net Trade Receivables. There was one customer that exceeds 10% of the Company's consolidated Net Trade Receivables representing 14.7% and two customers representing 33.2% of the Company’s Trade Receivables as of September 30, 2021 and 2020, respectively.
We have entered into various factoring agreements and early pay programs with our customers to sell our trade receivables under non-recourse agreements in exchange for cash proceeds. A loss on sale is recognized for any discount and factoring fees associated with the transfer. We utilize factoring arrangements as an integral part of our financing for working capital. These transactions are treated as a sale and are accounted for as a reduction in trade receivables because the agreements transfer effective control over and risk related to the receivables to buyers. In some instances, we may continue to service the transferred receivable after the factoring has occurred, but in most cases we do not service any factored accounts. Any servicing of the trade receivable does not constitute significant continuing involvement or preclude the recognition of a sale. We do not carry any material servicing assets or liabilities. Cash proceeds from these arrangements are reflected as operating activities. The aggregate gross amount factored under these facilities was $1,328.7 million, $1,206.5 million and $1,222.3 million for the years ended September 30, 2021, 2020 and 2019, respectively. The cost of factoring such trade receivables was $3.5 million, $4.8 million, and $7.4 million for the years ended September 30, 2021, 2020, and 2019, respectively, and are reflected in the Consolidated Statements of Income as General and Administrative Expense.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 - INVENTORY
Inventories as of September 30, 2021 and 2020 consist of the following:

(in millions)	2021	2020
Raw materials	$66.1	$41.8
Work-in-process	8.3	6.8
Finished goods	488.4	270.0
	$562.8	$318.6
NOTE 10 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2021 and 2020 consist of the following:

(in millions)	2021	2020
Land, buildings and improvements	$83.5	$80.2
Machinery, equipment and other	383.0	344.4
Finance leases	146.1	145.4
Construction in progress	28.8	20.5
Property, plant and equipment	$641.4	$590.5
Accumulated depreciation	(381.2)	(334.9)
Property, plant and equipment, net	$260.2	$255.6
Depreciation expense from property, plant and equipment for the years ended September 30, 2021, 2020 and 2019 was $51.9 million, $59.3 million, and $76.4 million, respectively. During the year ended September 30, 2019 the Company recognized incremental depreciation of $13.5 million attributable to cumulative depreciation on property plant and equipment of HPC assets that were previously deferred when classified as held for sale.
NOTE 11 - GOODWILL AND INTANGIBLE ASSETS
Goodwill, by segment, consists of the following:

(in millions)	GPC	H&G	Total
As of September 30, 2019	$430.4	$195.6	$626.0
Omega Sea acquisition (Note 4)	8.6	—	8.6
Allocated to Coevorden Operations divestiture (Note 3)	(10.6)	—	(10.6)
Foreign currency impact	3.2	—	3.2
As of September 30, 2020	$431.6	$195.6	$627.2
Rejuvenate acquisition (Note 4)	—	147.0	147.0
Armitage acquisition (Note 4)	90.7	—	90.7
Foreign currency impact	2.3	—	2.3
As of September 30, 2021	$524.6	$342.6	$867.2
There were no impairments recognized during the years ended September 30, 2021 and 2020. During the year ended September 30, 2019, the Company recognized an impairment loss on goodwill from the HPC reporting unit of $116.0 million as a result of HPC being previously held for sale in addition to competitive market pressures, reduced margin realization and decline in operating results during the year ended September 30, 2019. There are no reporting units that were deemed at risk of impairment as of September 30, 2021 as all reporting units have significant excess of fair value over carrying value.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - GOODWILL AND INTANGIBLE ASSETS (continued)
The carrying value of indefinite lived intangible and definite lived intangible assets subject to amortization and accumulated amortization are as follows:

	2021			2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable Intangible Assets
Customer relationships	$619.6	$(352.3)	$267.3	$596.5	$(319.1)	$277.4
Technology assets	75.3	(25.8)	49.5	124.7	(59.6)	65.1
Tradenames	158.4	(141.9)	16.5	156.8	(128.5)	28.3
Total Amortizable Intangible Assets	853.3	(520.0)	333.3	878.0	(507.2)	370.8
Indefinite-lived Intangible Assets - Tradenames	870.8	—	870.8	675.9	—	675.9
Total Intangible Assets	$1,724.1	$(520.0)	$1,204.1	$1,553.9	$(507.2)	$1,046.7
There were no impairments recognized for intangible assets during the year ended September 30, 2021. During the year ended September 30, 2020, the Company recognized an impairment loss of $16.6 million on indefinite-lived intangible assets and an impairment of $7.6 million on definite lived intangible assets due to the incremental cash flow risk associated with the commercial DCF business following the divestiture of the Coevorden Operations. During the year ended September 30, 2019, the Company recognized an impairment loss of $18.8 million and $16.6 million on indefinite life intangible assets associated with the with the HPC and GPC segments, respectively, due to the reduction in value on certain tradenames primarily due to reduced sales volume and response to changes in management’s strategy. As of September 30, 2021, there were no material intangible assets that would be deemed at risk of future impairment due to limited excess fair value.
Amortization expense from intangible assets for the years ended September 30, 2021, 2020 and 2019 was $65.1 million, $55.3 million and $70.8 million, respectively. During the year ended September 30, 2019, there was an incremental amortization expense of $15.5 million recognized attributable to cumulative amortization expense on intangible assets of HPC that were previously deferred when classified as held for sale.
Excluding the impact of any future acquisitions or changes in foreign currency, the Company anticipates the annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2022	$49.2
2023	40.2
2024	40.2
2025	38.1
2026	36.5

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - DEBT
Debt as of September 30, 2021 and 2020 consists of the following:

	2021		2020
(in millions)	Amount	Rate	Amount	Rate
Spectrum Brands, Inc.
Revolver Facility, variable rate, expiring June 30, 2025	$—	—%	$—	—%
Term Loan Facility, variable rate, due March 3, 2028	398.0	2.5%	—	—%
6.125% Notes, due December 15, 2024	—	—%	250.0	6.1%
5.75% Notes, due July 15, 2025	450.0	5.8%	1,000.0	5.8%
4.00% Notes, due October 1, 2026	492.9	4.0%	499.1	4.0%
5.00% Notes, due October 1, 2029	300.0	5.0%	300.0	5.0%
5.50% Notes, due July 15, 2030	300.0	5.5%	300.0	5.5%
3.875% Notes, due March 15, 2031	500.0	3.9%	—	—%
Other notes and obligations	—	—%	3.2	7.6%
Obligations under finance leases	101.9	4.9%	103.7	5.3%
Total Spectrum Brands, Inc. debt	2,542.8		2,456.0
Unamortized discount on debt	(0.9)		—
Debt issuance costs	(35.6)		(36.5)
Less current portion	(12.0)		(13.9)
Long-term debt, net of current portion	$2,494.3		$2,405.6

The Company’s aggregate scheduled maturities of debt obligations are as follows, excluding obligations under capital leases. See Note 13 - Leases for scheduled maturities of obligations under capital leases:

(in millions)	Amount
2022	$4.0
2023	4.0
2024	4.0
2025	454.0
2026	4.0
Thereafter	1,970.9
Total long-term debt	$2,440.9

Revolver Facility
On June 30, 2020, SBI entered into the Amended and Restated Credit Agreement ("Credit Agreement"), dated June 30, 2020, which refinances the previously existing credit facility, and includes certain modified terms from the previously existing revolving credit facility. The maturity date was extended to June 30, 2025, and the facility was reduced from $890.0 million to $600.0 million (with a U.S. dollar tranche and a multicurrency tranche). The interest rate margins applicable to the facility were changed and a LIBOR floor of 0.75% was installed. As of September 30, 2021, the Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.75% per annum, or base rate plus margin ranging from 0.75% to 1.75% per annum. The LIBOR borrowings are subject to a 0.75% LIBOR floor. Our Revolver Facility allows for the LIBOR rate to be phased out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition. The Credit Agreement was otherwise provided on the same terms and conditions as the previously existing Revolver Facility. The Company incurred $3.5 million in connection with the Credit Agreement, which have been capitalized as debt issuance costs and amortized over the remaining term of the Credit Agreement.
The Credit Agreement, solely with respect to the Revolver Facility, contains a financial covenant test on the last day of each fiscal quarter on the maximum total leverage ratio. This is calculated as the ratio of (i) the principal amount of third-party debt for borrowed money (including unreimbursed letter of credit drawings), capital leases and purchase money debt, at period-end, less cash and cash equivalents, to (ii) adjusted EBITDA for the trailing twelve months. The maximum total leverage ratio should be no greater than 6.0 to 1.0. As of September 30, 2021, we were in compliance with all covenants under the Credit Agreement.
Pursuant to a guarantee agreement, SB/RH and the material wholly-owned domestic subsidiaries of SBI have guaranteed SBI’s obligations under the Credit Agreement and related loan documents. Pursuant to a security agreement, SBI and such subsidiary guarantors have pledged substantially all of their respective assets to secure such obligations and, in addition, SB/RH has pledged the capital stock of SBI to secure such obligations. The Credit Agreement also provides for customary events of default including payment defaults and cross-defaults to other material indebtedness.
As a result of borrowings and payments under the Revolver Facility, at September 30, 2021, the Company had borrowing availability of $575.4 million, net outstanding letters of credit of $24.6 million.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - DEBT (continued)
Term Loan Facility
On March 3, 2021, SBI entered into the first amendment (the "Amended Credit Agreement") to the Credit Agreement. The Amended Credit Agreement includes certain modified terms from the existing Credit Agreement to provide for a new term loan facility (the “Term Loan Facility”). The Term Loan Facility is in an aggregate principal amount of $400.0 million and will mature on March 3, 2028. The Term Loan Facility is subject to a rate per annum equal to either (1) the LIBO Rate (as defined in the Amended Credit Agreement), subject to a 0.50% floor, adjusted for statutory reserves, plus a margin of 2.00% per annum or (2) the Alternate Base Rate (as defined in the Amended Credit Agreement), plus a margin of 1.00% per annum. The Term Loan Facility allows for the LIBO rate to be phased out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact to the expected upcoming LIBOR transition. The Term Loan Facility was issued net of a $1.0 million discount and the Company incurred $5.1 million of debt issuance costs, which is being amortized with a corresponding charge to interest expense over the remaining life of the loan.
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
Spectrum 5.50% Notes
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
In addition, the 2029 Indenture proves for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2029 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 5.00% Notes. If any other event of default under the 2029 Indenture occurs and is continuing, the trustee for the 2029 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 5.00% Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2021, we were in compliance with all covenants under the indentures governing the 5.00% Notes.
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
In addition, the 2026 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2026 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 4.00% Notes. If any other event of default under the 2026 Indenture occurs and is continuing, the trustee for the 2026 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 4.00% Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2021, we were in compliance with all covenants under the indentures governing the 4.00% Notes.
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
In addition, the 2025 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2025 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 5.75% Notes. If any other event of default under the 2025 Indenture occurs and is continuing, the trustee for the 2025 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 5.75% Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2021, we were in compliance with all covenants under the indentures governing the 5.75% Notes.
The Company recorded $19.7 million of fees in connection with the offering of the 5.75% Notes, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 5.75% Notes. Using the proceeds received from the Term Loan Facility and 3.875% Notes, the Company redeemed $550.0 million aggregate principal amount of the 5.75% Notes in a cash tender offer, with a make whole premium of $17.7 million and a write-off of unamortized debt issuance costs of $5.7 million recognized as Interest Expense on the Company's Consolidated Statements of Income for the year ended September 30, 2021.

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
In addition, the 2024 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2024 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 6.125% Notes. If any other event of default under the 2024 Indenture occurs and is continuing, the trustee for the 2024 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 6.125% Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2021, we were in compliance with all covenants under the indentures governing the 6.125% Notes.
The Company recorded $4.6 million of fees in connection with the offering of the 6.125% Notes, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 6.125% Notes. Using the proceeds received from the Term Loan Facility and 3.875% Notes, the Company redeemed $250.0 million aggregate principal amount of the 6.125% Notes in a cash tender offer, with a make whole premium of $5.7 million and a write-off of unamortized debt issuance costs of $2.1 million recognized as Interest Expense on the Company's Consolidated Statements of Income for the year ended September 30, 2021.
Salus CLO
In February 2013, September 2013 and February 2015, Salus Capital Partners completed a collateralized loan obligation (“CLO”) securitization of up to $578.5 million notional aggregate principal amount. The outstanding notional aggregate principal amount of was taken up by unaffiliated entities, including a former subsidiary of HRG Group, Inc. and consisted entirely of subordinated debt. The obligations of the Salus CLO securitization were secured by the assets of the variable interest entity (the "VIE"), which primarily consisted of asset-based loan receivables and carry residual interest subject to maintenance of certain covenants. The obligations of the CLO were non-recourse to the Company. The CLO has effectively distributed the remaining assets and as of June 3, 2020, the CLO was discharged of its obligation under the indentures as there were no assets that remained with the CLO to service the outstanding debt and no recourse to the Company. Following the discharge of the debt, there are no substantial net assets remaining with the VIE and the CLO realized a non-cash gain on extinguishment of debt of $76.2 million attributable to the discharge of the debt, consisting of $77.0 million for the carrying value of the outstanding debt upon discharge, and $0.1 million for the unamortized discount on the associated debt and $0.7 million for debt issuance costs for the year ended September 30, 2020.
NOTE 13 - LEASES
The Company has leases primarily pertaining to manufacturing facilities, distribution centers, office space, warehouses, automobiles, machinery, computers, and office equipment that expire at various times through June 2035. We have identified embedded operating leases within certain third-party logistic agreements for warehouses and information technology services arrangements and recognized right of use assets identified in the arrangements as part of Operating Lease Assets on the Company’s Consolidated Statement of Financial Position. We elected to exclude certain supply chain contracts that contain embedded leases for manufacturing facilities or dedicated manufacturing lines from our ROU asset and liability calculation based on the insignificant impact to our consolidated financial statements.
The following is a summary of the Company’s leases recognized on the Company’s Consolidated Statement of Financial Position as of September 30, 2021 and 2020:

(in millions)	Line Item	2021	2020
Assets
Operating	Operating lease assets	$56.5	$58.0
Finance	Property, plant and equipment, net	84.2	89.1
Total leased assets		$140.7	$147.1
Liabilities
Current
Operating	Other current liabilities	$17.4	$15.1
Finance	Current portion of long-term debt	7.9	10.8
Long-term
Operating	Long-term operating lease liabilities	44.5	49.6
Finance	Long-term debt, net of current portion	94.0	92.9
Total lease liabilities		$163.8	$168.4

As of September 30, 2021, the Company had no significant commitments related to leases executed that have not yet commenced.

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
The components of lease costs recognized in the Consolidated Statement of Income for the year ended September 30, 2021 and 2020 are as follows:

(in millions)	2021	2020
Operating lease cost	$19.8	$15.6
Finance lease cost
Amortization of leased assets	11.3	11.8
Interest on lease liability	5.3	5.7
Variable lease cost	9.8	9.8
Total lease cost	$46.2	$42.9

During the year ended September 30, 2021 and 2020 the Company recognized income attributable to leases and sub-leases of $2.3 million and $2.1 million, respectively. Income from leases and sub-leases is recognized as Other Non-Operating Income on the Consolidated Statement of Income.
The following is a summary of the Company’s cash paid for amounts included in the measurement of lease liabilities recognized in the Consolidated Statement of Cash Flow, including supplemental non-cash activity related to operating leases, for the year ended September 30, 2021 and 2020:

(in millions)	2021	2020
Operating cash flow from operating leases	$20.7	$16.1
Operating cash flows from finance leases	5.4	5.7
Financing cash flows from finance leases	12.0	10.6
Supplemental non-cash flow disclosure
Acquisition of operating lease asset through lease obligations	15.3	23.6

The following is a summary of weighted-average lease term and discount rate at September 30, 2021 and 2020:

	2021	2020
Weighted average remaining lease term
Operating leases	4.6 years	5.5 years
Finance leases	10.4 years	10.4 years
Weighted average discount rate
Operating leases	4.3%	4.6%
Finance leases	4.9%	5.3%

At September 30, 2021, future lease payments under operating and finance leases were as follows:

(in millions)	Finance Leases	Operating Leases
2022	$13.0	$19.9
2023	13.7	18.2
2024	13.4	9.8
2025	11.9	7.0
2026	14.9	12.1
Thereafter	66.5	2.0
Total lease payments	133.4	69.0
Amount representing interest	(31.5)	(7.1)
Total minimum lease payments	$101.9	$61.9

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - DERIVATIVES
Derivative financial instruments are used by the Company principally in the management of its foreign currency exchange rate, raw material price and interest rate exposures. The Company does not hold or issue derivative financial instruments for trading purposes.
Cash Flow Hedges
Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third-party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for Australian Dollars, Canadian Dollars, Euros, Japanese Yen, Pound Sterling or U.S. Dollars. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Consolidated Statements of Income. At September 30, 2021, the Company had a series of foreign exchange derivative contracts outstanding through March 31, 2023. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $3.7 million, net of tax. At September 30, 2021 and 2020, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $279.9 million and $231.2 million, respectively.
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the effective portion of the derivative is reported as a component of Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The following table summarizes the impact of the effective and ineffective portions of designated hedges and the gain (loss) recognized in the Consolidated Statement of Income for the years ended September 30, 2021, 2020 and 2019:

	Gain (Loss) in OCI			Reclassified to Continuing Operations
(in millions)	2021	2020	2019	Line Item	2021	2020	2019
Foreign exchange contracts	$0.1	$0.1	$(0.4)	Net sales	$0.1	$(0.1)	$(0.2)
Foreign exchange contracts	(2.0)	(7.2)	14.7	Cost of goods sold	(9.3)	4.7	10.6
Total	$(1.9)	$(7.1)	$14.3		$(9.2)	$4.6	$10.4
Derivative Contracts Not Designated As Hedges for Accounting Purposes
Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge a portion of the risk from third-party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for, among others, Australian Dollars, Canadian Dollars, Euros, Japanese Yen, Mexican Pesos, Philippine Pesos, Polish Zlotys, Pounds Sterling, Taiwanese Dollars or U.S. Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2021, the Company had a series of forward exchange contracts outstanding through July 20, 2022. At September 30, 2021 and 2020, the Company had $198.4 million and $752.0 million, respectively, of notional value for such foreign exchange derivative contracts outstanding.
The following table summarizes the gain (loss) associated with derivative contracts not designated as hedges in the Consolidated Statements of Income for the years ended September 30, 2021, 2020 and 2019.

(in millions)	Line Item	2021	2020	2019
Foreign exchange contracts	Other non-operating (income) expense	$(3.2)	$(10.8)	$45.5
Fair Value of Derivative Instruments
The fair value of the Company’s outstanding derivative instruments in the Consolidated Statements of Financial Position are as follows:

(in millions)	Line Item	2021	2020
Derivative Assets
Foreign exchange contracts - designated as hedge	Other receivables	$5.2	$—
Foreign exchange contracts - designated as hedge	Deferred charges and other	0.9	—
Foreign exchange contracts - not designated as hedge	Other receivables	0.7	0.4
Total Derivative Assets		$6.8	$0.4
Derivative Liabilities
Foreign exchange contracts - designated as hedge	Accounts payable	$0.1	$3.3
Foreign exchange contracts - designated as hedge	Other long term liabilities	—	0.3
Foreign exchange contracts - not designated as hedge	Accounts payable	2.4	9.9
Total Derivative Liabilities		$2.5	$13.5

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - DERIVATIVES (continued)
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant for the years ended September 30, 2021 and 2020.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of September 30, 2021, and 2020, there was no cash collateral outstanding. In addition, as of September 30, 2021 and 2020, the Company had no posted standby letters of credit related to such liability positions.
Net Investment Hedge
SBI has €425.0 million aggregate principle amount of 4.00% Notes designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge are recognized as a component of foreign currency translation within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Expense (Income). As of September 30, 2021 and September 30, 2020 the full principal amount was designated as a net investment hedge and considered fully effective. The following summarizes the gain (loss) from the net investment hedge recognized in Other Comprehensive Income for the year ended September 30, 2021, 2020 and 2019, pre-tax:

Gain (Loss) in OCI (in millions)	2021	2020	2019
Net investment hedge	$6.2	$(33.0)	$29.8
Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. During the year ended September 30, 2020, the Company recognized a pre-tax loss of $1.2 million in earnings related to the translation of the undesignated portion of debt obligation. No pre-tax gain (loss) related to the translation of the undesignated portion of debt obligation was recognized in earnings during the year ended September 30, 2021.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - EMPLOYEE BENEFIT PLANS
Defined Benefit Plans
The Company has various defined benefit pension plans covering some of its employees. Plans generally provide benefits of stated amounts for each year of service. The Company funds its pension plans in accordance with the requirements of the defined benefit pension plans and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries. The Company sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans, which are not significant in the aggregate. The following tables provide additional information on the pension plans as of September 30, 2021 and 2020:

	U.S. Plans		Non U.S. Plans
(in millions)	2021	2020	2021	2020
Changes in benefit obligation:
Benefit obligation, beginning of year	$76.0	$80.2	$158.7	$153.4
Obligations assumed from acquisition	—	—	19.0	—
Service cost	0.5	0.7	1.5	1.7
Interest cost	1.8	2.2	2.1	1.9
Actuarial (gain) loss	(2.6)	2.3	(3.4)	(2.5)
Settlements and curtailments	—	(4.6)	—	(1.6)
Plan Amendments	—	—	0.1	—
Benefits paid	(4.3)	(4.8)	(5.0)	(3.5)
Foreign currency exchange rate changes	—	—	3.1	9.3
Benefit obligation, end of year	71.4	76.0	176.1	158.7
Changes in plan assets:
Fair value of plan assets, beginning of year	64.6	68.6	120.5	112.1
Assets assumed from acquisition	—	—	17.2	—
Actual return on plan assets	9.0	5.1	4.6	0.8
Employer contributions	0.3	0.3	6.6	4.7
Settlements and curtailments	—	(4.6)	—	—
Benefits paid	(4.3)	(4.8)	(5.0)	(3.5)
Foreign currency exchange rate changes	—	—	3.5	6.4
Fair value of plan assets, end of year	69.6	64.6	147.4	120.5
Funded Status	$(1.8)	$(11.4)	$(28.7)	$(38.2)
Amounts recognized in statement of financial position
Deferred charges and other	$—	$—	$12.4	$3.0
Other accrued expenses	0.1	0.3	—	—
Other long-term liabilities	1.7	11.1	41.1	41.3
Accumulated other comprehensive loss	9.4	18.8	43.2	50.1
Weighted average assumptions
Discount rate	2.70%	2.46%	1.00 - 2.00%	0.85 - 1.75%
Rate of compensation increase	N/A	N/A	2.50%	2.25%

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - EMPLOYEE BENEFIT PLANS (continued)
The following table summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit plans with projected benefit obligations in excess of plan assets:

	U.S. Plans		Non U.S. Plan
(in millions)	2021	2020	2021	2020
Projected benefit obligation	$71.4	$76.1	$106.2	$86.8
Accumulated benefit obligation	71.4	76.1	100.6	81.3
Fair value of plan assets	69.6	64.6	65.1	45.5
The following table contains the components of net periodic benefit cost from defined benefit plans for the years ended September 30, 2021, 2020 and 2019:

	U.S. Plans			Non U.S. Plans
(in millions)	2021	2020	2019	2021	2020	2019
Service cost	$0.5	$0.7	$0.4	$1.5	$1.7	$1.4
Interest cost	1.8	2.2	2.8	2.1	1.9	2.9
Expected return on assets	(3.7)	(4.1)	(4.4)	(4.0)	(3.8)	(3.8)
Settlements and curtailments	—	0.9	—	—	—	—
Recognized net actuarial loss	1.4	0.9	0.2	3.4	3.7	1.9
Net periodic benefit cost	$—	$0.6	$(1.0)	$3.0	$3.5	$2.4
Weighted average assumptions
Discount rate	2.46%	3.04%	4.10%	0.70 - 1.75%	0.75 - 1.80%	1.85 - 4.07%
Expected return on plan assets	6.00%	6.50%	6.50%	0.70 - 3.40%	3.07 - 3.40%	3.40 - 4.01%
Rate of compensation increase	N/A	N/A	N/A	2.25%	2.25%	2.25 - 2.50%
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
Below is a summary allocation of defined benefit plan assets as of September 30, 2021 and 2020:

	U.S. Plans		Non U.S. Plans
Asset Type	2021	2020	2021	2020
Equity Securities	30%	46%	—%	—%
Fixed Income Securities	70%	51%	16%	21%
Other	—%	3%	84%	79%
Total	100%	100%	100%	100%
The fair value of defined benefit plan assets by asset category as of September 30, 2021 and 2020 are as follows:

	September 30, 2021				September 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash & cash equivalents	$0.6	$—	$—	$0.6	$0.6	$—	$—	$0.6
Equity	8.1	8.3	—	16.4	11.9	10.7	—	22.6
Fixed income securities	29.6	9.9	—	39.5	22.3	6.4	—	28.7
Foreign equity	4.8	—	—	4.8	7.2	—	—	7.2
Foreign fixed income securities	—	23.6	—	23.6	1.3	24.7	—	26.0
Life insurance contracts	—	42.6	—	42.6	—	42.1	—	42.1
Annuity policy	—	—	18.8	18.8	—	—	—	—
Other	—	70.7	—	70.7	1.7	56.2	—	57.9
Total plan assets	$43.1	$155.1	$18.8	$217.0	$45.0	$140.1	$—	$185.1

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - EMPLOYEE BENEFIT PLANS (continued)
Subsequent to the Armitage acquisition and in accordance with the purchase agreement, the Company purchased a group annuity contract using plan assets and escrow funds withheld as part of the acquisition to cover the projected benefit obligation assumed in the purchase. The transaction represents an annuity buy-in, in accordance with U.K. pension regulations, where the assets of the plan were invested in a bulk-purchase annuity policy with an insurance company, under which the Company retains both the fair value of the annuity contract and the pension benefit obligations related to this plan. Following the buy-in, individual policies will replace the bulk annuity policy in a buy-out transaction, which is expected to be completed during the year ending September 30, 2022 where the Company would de-recognize the assets and liabilities of the pension plan and realize a settlement gain or loss as a component of the net periodic pension cost. As of September 30, 2021, the fair value of the annuity contract is based on the calculated pension benefit obligation covered (Level 3).
The following benefit payments are expected to be paid:

(in millions)	U.S. Plans	Non U.S. Plans
2022	$4.5	$3.9
2023	4.1	4.3
2024	4.1	4.8
2025	4.1	4.9
2026	4.2	5.3
2027-2031	20.5	31.5
Defined Contribution Plans
The Company sponsored defined contribution plans in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations, pursuant to Section 401(k) of the Internal Revenue Code. The Company made discretionary matching contributions of eligible compensation. The Company also sponsors defined contribution plans for eligible employees of certain foreign subsidiaries. Contributions are discretionary and evaluated annually. Aggregate contributions charged to operations, including discretionary amounts, for the years ended September 30, 2021, 2020 and 2019, were $6.0 million, $7.1 million, and $7.5 million, respectively.
NOTE 16 - INCOME TAXES
Income tax expense was calculated based upon the following components of income (loss) from operations before income taxes for the years ended September 30, 2021, 2020 and 2019:

	SBH			SB/RH
(in millions)	2021	2020	2019	2021	2020	2019
United States	$(147.2)	$(42.0)	$(369.7)	$(143.8)	$(110.8)	$(312.9)
Outside the United States	136.1	16.9	15.5	136.1	16.9	15.5
Loss from continuing operations before income taxes	$(11.1)	$(25.1)	$(354.2)	$(7.7)	$(93.9)	$(297.4)
The components of income tax expense for the years ended September 30, 2021, 2020 and 2019 are as follows:

	SBH			SB/RH
(in millions)	2021	2020	2019	2021	2020	2019
Current tax expense (benefit):
U.S. Federal	$3.0	$0.3	$(47.6)	$3.0	$0.3	$(47.6)
Foreign	32.6	2.2	29.2	32.6	2.2	29.2
State and local	2.4	0.2	2.4	2.4	0.2	2.4
Total current tax expense (benefit)	38.0	2.7	(16.0)	38.0	2.7	(16.0)
Deferred tax (benefit) expense:
U.S. Federal	(64.8)	9.1	(19.6)	(63.4)	(5.1)	(7.1)
Foreign	5.9	1.1	(3.2)	5.9	1.1	(3.2)
State and local	(5.5)	14.4	(13.2)	(5.5)	15.8	(9.8)
Total deferred tax (benefit) expense	(64.4)	24.6	(36.0)	(63.0)	11.8	(20.1)
Income tax (benefit) expense	$(26.4)	$27.3	$(52.0)	$(25.0)	$14.5	$(36.1)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - INCOME TAXES (continued)
The following reconciles the total income tax expense, based on the U.S. Federal statutory income tax rate of 21% with the Company’s recognized income tax expense:

	SBH			SB/RH
(in millions)	2021	2020	2019	2021	2020	2019
U.S. Statutory federal income tax benefit	$(2.3)	$(5.3)	$(74.4)	$(1.6)	$(19.7)	$(62.4)
Permanent items	13.9	13.6	2.6	13.9	13.6	2.7
Goodwill impairment	—	2.8	12.2	—	2.8	12.2
Foreign statutory rate vs. U.S. statutory rate	(6.2)	(13.8)	(9.2)	(6.2)	(13.8)	(9.2)
State income taxes, net of federal effect	(8.7)	(0.6)	(17.6)	(8.7)	(3.1)	(14.7)
State effective rate change	2.6	7.2	4.6	2.6	7.8	4.6
UK effective rate change	8.2	—	—	8.2	—	—
GILTI	4.9	3.7	2.6	4.9	3.7	2.6
GILTI impact of retroactive law changes	(18.1)	—	—	(18.1)	—	—
Foreign dividend received deduction tax law change	—	—	95.9	—	—	95.9
Tax reform act - mandatory repatriation	—	—	(48.0)	—	—	(48.0)
Residual tax on foreign earnings	2.6	6.0	0.2	2.6	6.0	0.2
Change in valuation allowance	(27.1)	9.9	(29.9)	(27.1)	9.8	(30.0)
Unrecognized tax expense (benefit)	0.2	(8.5)	7.5	0.2	(8.5)	7.5
Share based compensation adjustments	(0.7)	0.1	4.3	0.1	0.5	4.3
Research and development tax credits	(2.4)	(1.6)	(3.1)	(2.4)	(1.6)	(3.1)
Foreign rate differential on intercompany transfer of intangibles	—	4.6	—	—	4.6	—
Partnership outside basis adjustment	5.5	5.9	2.1	5.5	5.9	2.4
Return to provision adjustments and other, net	1.2	3.3	(1.8)	1.1	6.5	(1.1)
Income tax (benefit) expense	$(26.4)	$27.3	$(52.0)	$(25.0)	$14.5	$(36.1)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - INCOME TAXES (continued)
The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of September 30, 2021 and 2020 are as follows:

	SBH		SB/RH
(in millions)	2021	2020	2021	2020
Deferred tax assets
Employee benefits	$36.7	$34.8	$36.6	$33.2
Inventories and receivables	25.1	18.3	25.1	18.3
Marketing and promotional accruals	17.0	14.9	17.0	14.9
Property, plant and equipment	0.6	2.3	0.6	2.3
Unrealized losses	19.1	19.1	19.1	19.1
Intangibles	10.0	13.6	10.0	13.6
Operating lease liabilities	25.9	23.1	25.9	23.1
Net operating loss and other carry forwards	563.5	511.7	245.5	186.5
Other	36.1	39.1	32.9	38.1
Total deferred tax assets	734.0	676.9	412.7	349.1
Deferred tax liabilities
Property, plant and equipment	9.4	8.2	9.4	8.2
Unrealized gains	10.5	13.6	10.5	13.6
Intangibles	287.9	287.1	287.9	287.2
Operating lease assets	23.5	20.5	23.5	20.5
Investment in partnership	69.6	63.3	69.3	63.0
Taxes on unremitted foreign earnings	1.8	1.4	1.8	1.4
Other	24.1	16.6	24.0	16.6
Total deferred tax liabilities	426.8	410.7	426.4	410.5
Net deferred tax liabilities	307.2	266.2	(13.7)	(61.4)
Valuation allowance	(349.4)	(302.5)	(245.1)	(198.2)
Net deferred tax liabilities, net valuation allowance	$(42.2)	$(36.3)	$(258.8)	$(259.6)
Reported as:
Deferred charges and other	$17.3	$18.9	$13.6	$18.9
Deferred taxes (noncurrent liability)	59.5	55.2	272.4	278.5
On November 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations (“November 2020 Regulations”) under Internal Revenue Code Sections 245A and 951A related to the treatment of previously disqualified basis under the GILTI regime. The November 2020 Regulations are effective for Fiscal 2022, but the Company can elect to apply them to Fiscal 2018 through Fiscal 2021. The Company expects that the sale of the HHI segment will allow use of tax benefits for years prior to Fiscal 2020 that would have been subject to federal and state tax limitations on the use of carryforwards absent the HHI sale. The Company expects to satisfy the requirements necessary to apply the Regulations retroactively and has therefore estimated and recorded a benefit of $11.4 million for the impact on years prior to Fiscal 2021 in the year ended September 30, 2021, with a benefit of $5.8 million recorded in the fourth quarter ended September 30, 2021 due to the HHI sale. The Company also expects to apply the Regulations to Fiscal 2021 and has included the impact in Fiscal 2021 income tax expense.
On July 20, 2020, Final Regulations were issued under Internal Revenue Code Section 951A relating to the treatment of income that is subject to a high rate of tax under the global intangible low taxed income (“GILTI“) regime (“July 2020 Regulations“). The July 2020 Regulations are effective for Fiscal 2021, but the Company can elect to apply them to Fiscal 2019 and Fiscal 2020. The Company has applied the July 2020 Regulations to Fiscal 2020 and recorded a Fiscal 2020 benefit of $4.4 million. The Company expects that the sale of the HHI segment will allow use of tax benefits for years prior to Fiscal 2020 that would have been subject to federal and state tax limitations on the use of carryforwards absent the HHI sale. The Company expects to apply the July 2020 Regulations to Fiscal 2019 by filing an amended return. Therefore a benefit of $6.7 million has been recorded for the year ended September 30, 2021.
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
The Tax Reform Act of December 22, 2017 included a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Company’s $25.1 million mandatory repatriation tax is payable over 8 years. The first payment was due January 2019. As of September 30, 2021, $18.9 million of the mandatory repatriation liability is still outstanding and $2.0 million is due and payable in the next 12 months but will be offset by previous payments and credits.

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
As of September 30, 2021, and 2020, the Company provided $1.8 million and $1.4 million, respectively, of residual foreign taxes on undistributed foreign earnings.
As a result of the June 2019 Regulations and the deemed mandatory repatriation, the Company does not have significant prior year untaxed, undistributed earnings from its foreign operations at September 30, 2021. There were $500.6 million of the Company’s undistributed earnings taxed in the U.S. as a result of the mandatory deemed repatriation that was part of the Tax Reform Act, and the remaining earnings were taxed as a result of the June 2019 Regulations. The Company recorded GILTI inclusions for the tax year ended September 30, 2021 of $23.4 million. The Company estimates it generated untaxed, undistributed foreign earnings due to high-tax exceptions to GILTI inclusions under the Tax Reform Act for the year ended September 30, 2021 of $23.2 million and has cumulative untaxed, undistributed foreign earnings due to high-tax exceptions as of September 30, 2021 of $62.1 million.
As of September 30, 2021, the Company has U.S. federal net operating and capital loss carryforwards (“NOLs”) of $1,389.3 million with a federal tax benefit of $291.7 million and tax benefits related to state NOLs of $69.6 million. These NOLs expire through years ending in 2041. As of September 30, 2021, the Company has $27.4 million of federal research and development credit carryforwards. $0.4 million of the credits expire Fiscal 2023 and the remainder begin expiring in the Company’s fiscal year ending September 30, 2031. As of September 30, 2021, the Company has foreign NOLs of $398.0 million and tax benefits of $97.7 million, which will expire beginning in the Company's fiscal year ending September 30, 2022. During the fiscal year ending September 30, 2021, the Company recorded $324.2 million of additional foreign net operating losses due to a tax-deductible impairment in Luxembourg of subsidiary stock but recorded a full valuation allowance on the tax benefits of those losses since they are expected to expire unused. Certain of the foreign NOLs have indefinite carryforward periods.
A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
The Company has had multiple changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, that subject the Company’s U.S. federal and state NOLs and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change and the effects of subsequent ownership changes (as defined for tax purposes), if any. Due to these limitations, the Company estimates, as of September 30, 2021, that $660.5 million of the total U.S. federal NOLs with a federal tax benefit of $138.7 million and $10.0 million of the tax benefit related to state NOLs will expire unused even if the Company generates sufficient income to otherwise use all of its NOLs. The Company also projects, as of September 30, 2021, that $96.1 million of tax benefits related to foreign NOLs will not be used. The Company has provided a full valuation allowance against these deferred tax assets.
The expected gain from the sale of the HHI segment increases the likelihood that the Company can use certain deferred tax assets including federal net operating losses subject to certain limits, state net operating losses previously expected to expire unused, and state research and development credits also previously expected to expire unused; therefore, the Company released $29.2 million of valuation allowance on these deferred tax assets in Fiscal 2021.
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
As of September 30, 2021, the valuation allowance is $349.4 million, of which $253.0 million is related to U.S. net deferred tax assets and $96.4 million is related to foreign net deferred tax assets. As of September 30, 2020, the valuation allowance was $302.5 million, of which $283.6 million was related to U.S. net deferred tax assets and $18.9 million is related to foreign net deferred tax assets. As of September 30, 2019, the valuation allowance was $302.7 million, of which $273.5 million is related to U.S. net deferred tax assets and $29.2 million is related to foreign net deferred tax assets. During the year ended September 30, 2021, the Company increased its valuation allowance for deferred tax assets by $46.9 million of which $30.6 million is related to a decrease in valuation allowance against U.S. net deferred tax assets and $77.5 million related to an increase in the valuation allowance against foreign net deferred tax assets. During the year ended September 30, 2020, the Company decreased its valuation allowance for deferred tax assets by $0.2 million, of which $10.1 million was related to an increase in valuation allowance against U.S. net deferred tax assets and $10.3 million related to a decrease in the valuation allowance against foreign net deferred tax assets.
As of September 30, 2021, the Company has recorded $39.2 million of valuation allowance against its U.S. state net operating losses.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - INCOME TAXES (continued)
The total amount of unrecognized tax benefits at September 30, 2021 and 2020 are $18.0 million and $13.8 million, respectively. If recognized in the future, $18.0 million of the unrecognized tax benefits as of September 30, 2021 will impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2021, and 2020 the Company had $1.5 million, of accrued interest and penalties related to uncertain tax positions. There was no impact on income tax expense related to interest and penalties for the years ended September 30, 2021. The impact during the years ended September 30, 2020 and 2019 was a net decrease of $1.0 million and a net increase of $0.2 million, respectively. The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended September 30, 2021, 2020 and 2019:

(in millions)	2021	2020	2019
Unrecognized tax benefits, beginning of year	$13.8	$20.7	$13.8
Gross increase – tax positions in prior period	4.1	1.0	5.2
Gross decrease – tax positions in prior period	(0.2)	(4.4)	(0.4)
Gross increase – tax positions in current period	1.2	2.4	3.5
Settlements	(0.2)	(1.6)	—
Lapse of statutes of limitations	(0.7)	(4.3)	(1.4)
Unrecognized tax benefits, end of year	$18.0	$13.8	$20.7
The September 30, 2021 Consolidated Statement of Financial Position for SB/RH Holdings, LLC contains $8.0 million of income taxes payable to its parent company, calculated as if SB/RH Holdings, LLC were a separate taxpayer.
The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2017 are closed. However, the federal NOLs from the Company’s fiscal years ended September 30, 2012 through December 31, 2015 are subject to Internal Revenue Service examination until the year that such net operating loss carryforwards are utilized, and those years are closed for audit. In addition, certain losses from 2002 to 2010 of entities acquired by the Company were able to be used in Fiscal 2019 and are subject to Internal Revenue Service examination until Fiscal 2019 is closed to audit. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen. As of September 30, 2021, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next twelve months some portion of previously unrecognized tax benefits could be recognized.
NOTE 17 - RELATED PARTIES
Effective the close of the GBL divestiture on January 2, 2019, and GAC divestiture on January 28, 2019, the Company and Energizer entered into a series of TSAs and reverse TSAs that support various shared administrative functions including finance, sales and marketing, information technology, human resources, real estate and supply chain, customer service and procurement; to support both the divested business operations and the continuing operations of the Company, within the various regions in which they operate. Charges associated with TSAs and reverse TSAs are recognized as bundled service costs under a fixed fee structure by the respective service or function and geographic location and one-time pass-through charges, including warehousing, freight, among others, to and from Energizer that settle on a net basis between the two parties. Charges to Energizer for TSA services are recognized as a reduction of the respective operating costs incurred by the Company and recognized as a component of operating expense or cost of goods sold depending upon the functions being supported by the Company. Charges from Energizer for reverse TSA services are recognized as operating expenses or cost of goods sold depending upon the functions supported by Energizer. Effective January 2, 2020, Energizer closed its divestiture of the European based Varta® consumer battery business to Varta AG, which also transferred TSAs and reverse TSAs associated with the divested entities to be assumed by Varta AG. As a result, a portion of the TSA and reverse TSA charges with Energizer were transferred to Varta AG. The TSAs and reverse TSAs have an overall expected time period of 12 months following the close of the transaction with some variability in expiration dependent upon the completed transition of the respective service or function and its geographic location and provide up to 12 additional months for a total duration of up to 24 months. The Company had exited all outstanding TSAs with Energizer and Varta by January 2021. The following table summarizes the TSA income and expenses during the years ended September 30, 2021, 2020 and 2019:

(in millions)	2021	2020	2019
TSA income	$0.9	$9.6	$19.1
TSA expense	2.6	13.5	13.9
Net TSA (loss) income	$(1.7)	$(3.9)	$5.2
Additionally, the Company, Energizer, and Varta AG receive cash and/or make payments on behalf of the respective counterparty’s operations as part of the shared operating activity, resulting in cash flow being commingled with the operating cash flow of the Company. The Company recognizes a net payable or receivable with Energizer and Varta AG for any outstanding TSA charges and net working capital attributable to the commingled operations and cash flow. As of September 30, 2021 and 2020, the Company had net payable of $2.9 million with Energizer included in Other Current Liabilities and net receivable of $5.4 million included in Other Receivables on the Company’s Statement of Financial Position, respectively. As of September 30, 2021 and 2020, the Company had net receivable of $1.7 million with Varta AG included in Other Receivables and net payable $1.0 million included in Other Current Liabilities on the Company’s Statement of Financial Position.
The Company’s H&G segment continued to manufacture certain GAC related products at its facilities and sell the products to Energizer as a third-party supplier on an ongoing basis, at inventory cost plus contracted markup, as agreed upon in the supply agreement. The supply agreement had a contracted term of 24 months and expired in January 2021 with no renewal. Material and inventory on hand to support the supply agreement was recognized as inventory of the Company. During the years ended September 30, 2021, 2020 and 2019, the Company recognized $6.0 million, $18.9 million, and $12.5 million, respectively, of revenue attributable to the Energizer supply agreement as a component of H&G revenue after completion of the GAC divestiture. As of September 30, 2021 the Company had no outstanding receivables from Energizer associated with the H&G supply agreement. As of September 30, 2020, the Company had outstanding receivable of $4.4 million from Energizer in Trade Receivables, Net on the Company’s Statement of Financial Position associated with the H&G supply agreement.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SHAREHOLDER’S EQUITY
Share Repurchases
SBH has a share repurchase program that is executed through purchases made from time to time either in the open market or otherwise. On May 4, 2021, the Board of Directors approved a $1.0 billion common stock repurchase program. The authorization is effective for 36 months. As part of the share repurchase program, SBH purchased treasury shares in open market purchases at market fair value, in private purchases from employees or significant shareholders at fair value, and through an accelerated share repurchase (“ASR”) agreement with a third-party financial institution. The following summarizes the activity of common stock repurchases under the program for the year ended September 30, 2021 and 2020:

	2021			2020
(in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	0.9	$93.13	$80.3	4.1	$56.97	$230.6
Private Purchases	0.7	66.63	45.5	0.1	62.30	9.2
ASR	—	—	—	2.0	61.47	124.8
Total Purchases	1.6	$81.43	$125.8	6.2	$58.57	$364.6
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
NOTE 19 – SHARE BASED COMPENSATION
Equity based incentive and performance compensation awards provided to employees, directors, officers and consultants were issued pursuant to the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan as approved and amended by the Spectrum Legacy stockholders, (the "Spectrum Equity Plan") and the Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan, as approved by the Spectrum stockholders (the "New 2020 Equity Plan"). The following is a summary of the authorized and available shares per the respective plans:

(number of shares, in millions)	Authorized	Available
Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan	7.1	0.3
Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan	1.2	1.2
Share based compensation expense is recognized as General and Administrative Expenses on the Consolidated Statements of Income. The following is a summary of the share based compensation expense for the years ended September 30, 2021, 2020 and 2019:

(in millions)	2021	2020	2019
SBH	$28.9	$31.8	$44.2
SB/RH	$27.2	$30.5	$42.6
Restricted Stock Units ("RSUs")
The Company recognizes share based compensation expense from the issuance of its RSUs, primarily under its Long-Term Incentive Plan ("LTIP"), based on the fair value of the awards, as determined by the market price of the Company’s shares of common stock on the designated grant date and recognized on a straight-line basis over the requisite service period of the awards. Certain RSUs are time-based grants that provide for either 3-year cliff vesting or graded vesting depending upon the vesting conditions and forfeitures provided by the grant. Certain RSUs are performance-based awards that are dependent upon achieving specified financial metrics (adjusted EBITDA, return on adjusted equity, and adjusted free cash flow) over a designated period of time. Additionally, the Company regularly issues individual RSU awards under its equity plan to its Board members and individual employees for recognition, incentive, or retention purposes, when needed, which are primarily conditional upon time-based service conditions and included as a component of share-based compensation.
During the year ended September 30, 2019, the Company also provided for bridge awards, that are special awards to certain employees, for transitioning to the LTIP from previous equity incentive compensation plans. Bridge awards have both performance conditions dependent upon achieving specified financial targets (adjusted EBITDA and adjusted free cash flow) in fiscal years ended September 30, 2019 and 2020, and time-based service conditions. All Bridge awards were fully vested during the year ended September 30, 2021 and paid in either RSUs or cash, or both, based upon an employee election when granted. Bridge awards elected to be payable in RSU were recognized as equity awards and included as a component of share-based compensation expense. Bridge awards elected to be payable in cash were not recognized as equity awards and excluded from share-based compensation expense.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19 – SHARE BASED COMPENSATION (continued)
Additionally, in prior years, the Company provided for a portion of its annual management incentive compensation plan ("MIP") to be paid in restricted stock units with immediate vesting, in lieu of cash payment. During the year ended September 30, 2020, the Company changed its MIP payout policy that previously provided for the issuance of stock for a designated pool of recipients to be fully funded through cash distribution with no stock issuance. As a result, there was no portion of annual MIP paid in common stock for the years ended September 30, 2021 and 2020. Share based compensation expense associated with the annual MIP was $15.2 million for the year ended September 30, 2019.
The Company measures share based compensation expense of its Restricted Stock Units (“RSUs”) based on the fair value of the awards, as determined based on the market price of the Company’s shares of common stock on the grant date and recognized these costs on a straight-line basis over the requisite period of the awards. Certain RSUs are performance-based awards that are dependent upon achieving specified financial metrics over a designated period of time. As of September 30, 2021, the remaining unrecognized pre-tax compensation cost for SBH and SB/RH is $34.6 million.

The following is a summary of the RSU activity for the years ended September 30, 2021, 2020 and 2019:

	SBH			SB/RH
(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
At September 30, 2018	0.6	$107.71	$69.0	0.6	$108.75	$67.2
Granted	1.5	53.11	81.4	1.5	52.82	79.8
Forfeited	(0.7)	92.76	(63.7)	(0.7)	93.05	(63.5)
Vested	(0.2)	83.47	(19.7)	(0.2)	82.37	(18.5)
At September 30, 2019	1.2	53.58	67.0	1.2	53.22	65.0
Granted	0.9	61.72	55.6	0.9	61.68	54.3
Forfeited	(0.1)	60.79	(4.0)	(0.1)	60.79	(3.9)
Vested	(0.6)	57.80	(39.3)	(0.6)	57.29	(37.7)
At September 30, 2020	1.4	56.41	79.3	1.4	56.33	77.7
Granted	0.6	76.78	44.9	0.6	76.83	43.3
Forfeited	(0.2)	65.52	(13.2)	(0.2)	65.52	(13.2)
Vested	(0.3)	53.53	(17.8)	(0.3)	52.82	(16.2)
At September 30, 2021	1.5	$64.00	$93.2	1.5	$63.85	$91.6

	SBH			SB/RH
(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 24 months	0.1	$77.25	$9.6	0.1	$77.65	$8.0
Vesting in more than 24 months	0.1	74.57	7.8	0.1	74.57	7.8
Total time-based grants	0.2	76.04	17.4	0.2	76.11	15.8
Performance-based grants
Vesting in less than 24 months	0.1	93.08	4.9	0.1	93.08	4.9
Vesting in more than 24 months	0.3	74.54	22.6	0.3	74.54	22.6
Total performance-based grants	0.4	$77.26	$27.5	0.4	$77.26	$27.5
Total grants	0.6	$76.78	$44.9	0.6	$76.83	$43.3

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19 – SHARE BASED COMPENSATION (continued)
Stock Options
All stock options awards are fully vested and exercisable, with no new awards being granted during the years ended September 30, 2021, 2020 and 2019, and no remaining unrecognized pre-tax compensation as of September 30, 2021. The following is a summary of outstanding stock option awards during the years ended September 30, 2021, 2020, and 2019:

	Stock Options
(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Vested and exercisable at September 30, 2018	$0.24	$73.29	$4.78
Forfeited	(0.01)	67.83	4.94
Vested and exercisable at September 30, 2019	0.23	73.51	4.79
Exercised	(0.01)	52.83	3.55
Vested and exercisable at September 30, 2020	0.22	73.96	4.82
Exercised	(0.06)	52.83	3.55
Vested and exercisable at September 30, 2021	$0.16	$82.36	$5.32
The intrinsic value of share options exercised during the years ended September 30, 2021 and 2020 was $2.5 million and $0.1 million, respectively. Cash received from the options exercises during the years ended September 30, 2021 and 2020 was $3.4 million and $0.3 million, respectively.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in the components of accumulated other comprehensive income (loss), net of taxes, was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2018	$(192.5)	$7.4	$(50.7)	$(235.8)
Other comprehensive (loss) income before reclassification	(30.8)	12.6	(27.6)	(45.8)
Net reclassification for (gain) loss to income from continuing operations	—	(10.4)	2.1	(8.3)
Net reclassification for (gain) loss to income from discontinued operations	—	(0.2)	0.1	(0.1)
Other comprehensive (loss) income before tax	(30.8)	2.0	(25.4)	(54.2)
Deferred tax effect	(4.7)	(5.4)	4.1	(6.0)
Other comprehensive loss, net of tax	(35.5)	(3.4)	(21.3)	(60.2)
Sale and deconsolidation of GBL and GAC discontinued operations (Note 3)	11.6	0.9	9.4	21.9
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	(0.2)	—	—	(0.2)
Less: other comprehensive loss from discontinued operations attributable to non-controlling interest	(0.3)	—	—	(0.3)
Other comprehensive loss attributable to controlling interest	(23.4)	(2.5)	(11.9)	(37.8)
Balance as of September 30, 2019	(215.9)	4.9	(62.6)	(273.6)
Other comprehensive loss before reclassification	(18.5)	(6.2)	(5.2)	(29.9)
Net reclassification for (gain) loss to income from continuing operations	—	(4.6)	4.6	—
Net reclassification for gain to income from discontinued operations	—	(0.4)	(0.3)	(0.7)
Other comprehensive loss before tax	(18.5)	(11.2)	(0.9)	(30.6)
Deferred tax effect	0.1	11.7	(0.3)	11.5
Other comprehensive (loss) income, net of tax	(18.4)	0.5	(1.2)	(19.1)
Adoption of ASU 2018-02 (Note 2)	—	(1.8)	2.1	0.3
Sale and deconsolidation of Coevorden operations (Note 3)	8.1	—	—	8.1
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.1	—	—	0.1
Less: other comprehensive income from discontinued operations attributable to non-controlling interest	0.3	—	—	0.3
Other comprehensive (loss) income attributable to controlling interest	(10.7)	(1.3)	0.9	(11.1)
Balance as of September 30, 2020	(226.6)	3.6	(61.7)	(284.7)
Other comprehensive income before reclassification	32.2	0.1	11.7	44.0
Net reclassification for loss to income from continuing operations	—	9.2	4.8	14.0
Net reclassification for loss (gain) to income from discontinued operations	—	0.1	(0.1)	—
Other comprehensive income before tax	32.2	9.4	16.4	58.0
Deferred tax effect	—	(6.6)	(1.6)	(8.2)
Other comprehensive income, net of tax	32.2	2.8	14.8	49.8
Less: other comprehensive income from discontinued operations attributable to non-controlling interest	0.4	—	—	0.4
Other comprehensive income attributable to controlling interest	31.8	2.8	14.8	49.4
Balance as of September 30, 2021	$(194.8)	$6.4	$(46.9)	$(235.3)
See Note 14 - Derivatives for further detail on the Company’s hedging activity. See Note 15 - Employee Benefit Plans for further detail over the Company’s defined benefit plans.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - COMMITMENTS AND CONTINGENCIES
The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. Based on information currently available, the Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
Shareholder Litigation. On July 12, 2019, an amended consolidated class action complaint filed earlier in 2018 was filed in the United States District Court for the Western District of Wisconsin (the “Court”) by the Public School Teachers’ Pension & Retirement Fund of Chicago and the Cambridge Retirement against Spectrum Brands’ Legacy, Inc. (“Spectrum Legacy”). The complaint alleges that the defendants violated the Securities Exchange Act of 1934. The amended complaint added HRG Group, Inc. (“HRG”), the predecessor to the Company, as a defendant and asserted additional claims against the Company on behalf of a purported class of HRG shareholders. The class period of the consolidated amended complaint is from January 26, 2017 to November 19, 2018, and the plaintiffs seek an unspecified amount of compensatory damages, interest, attorneys’ and expert fees and costs. During the year ended September 30, 2020, the Company reached a proposed settlement resulting in an insignificant loss, net of third-party insurance coverage and payment, pending final approval by the Court. In February 2021, the Court declined to approve the proposed settlement without prejudice because the Court determined that as a procedural matter the plaintiff’s counsel had not taken the appropriate actions to be appointed to represent the purported class of HRG shareholders. The court subsequently appointed separate counsel to represent the HRG shareholder class. In August 2021, the Company reached an agreement in principle, subject to final documentation and approval of the Court, to settle the claims of the Spectrum Legacy class, the cost of which will be defrayed by third-party insurance. In October 2021, the Company reached an agreement in principle, subject to final documentation and approval of the Court, to settle the claims of the HRG class, the cost of which will be defrayed by third-party insurance.
Environmental. The Company has provided for an estimated cost of $11.3 million and $11.6 million, as of September 30, 2021 and 2020, respectively, associated with environmental remediation activities primarily with some of its former manufacturing sites, included in Other Long-Term Liabilities on the Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of September 30, 2021, and 2020, the Company recognized $3.0 million and $3.9 million in product liability, respectively, included in Other Current Liabilities on the Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $0.4 million of warranty accruals as of September 30, 2021 and 2020, included in Other Current Liabilities on the Consolidated Statement of Financial Statement.
Other. During the year ended September 30, 2021, the Company recognized legal reserves at our H&G division of approximately $3.2 million attributable to significant and unusual non-recurring claims with no previous history or precedent, included in Other Current Liabilities on the Consolidated Statement of Financial Position.
NOTE 22 - SEGMENT INFORMATION
The Company identifies its segments based upon the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company manages its continuing operations in three vertically integrated, product-focused reporting segments: (i) GPC, which consists of the Company’s worldwide pet care business; (ii) H&G, which consists of the Company’s home and garden and insect control business and (iii) HPC, which consists of the Company’s worldwide small kitchen and personal care appliances businesses. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for the sales and marketing initiatives and financial results for product lines within the segment. The segments are supported through center-led corporate shared service operations consisting of finance and accounting, information technology, legal and human resource, supply chain and commercial operations.
Net sales relating to the segments for the years ended September 30, 2021, 2020 and 2019 are as follows:

(in millions)	2021	2020	2019
HPC	$1,260.1	$1,107.6	$1,068.1
GPC	1,129.9	962.6	870.2
H&G	608.1	551.9	508.1
Net sales	$2,998.1	$2,622.1	$2,446.4
The Chief Operating Decision Maker of the Company uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity based compensation based upon achievement of long-term performance metrics under the Company's Long-Term Incentive Plan ("LTIP"); and generally consist of non-cash, stock-based compensation. During the years ended September 30, 2021, 2020, and 2019, other incentive compensation also includes incentive bridge awards issued due to changes in the Company’s LTIP that allowed for cash based payment upon employee election but does not qualify for share-based compensation. All bridge awards fully vested in November 2020. See Note 19 - Share Based Compensation for further details.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22 - SEGMENT INFORMATION (continued)
•Restructuring and related charges, which consist of project costs associated with the restructuring initiatives across the Company's segments. See Note 5 - Restructuring and Related Charges for further details;
•Transaction related charges that consist of (1) transaction costs from acquisitions or subsequent project costs directly associated with integration of an acquired business with the consolidated group; and (2) transaction costs from divestitures and subsequent project costs to facilitate separation of shared operations, including development of transferred shared service operations, platforms and personnel transferred and exiting of transition service arrangements (TSAs) and reverse TSAs. See Note 2 – Significant Accounting Policies and Practices for further details;
•Unallocated shared costs associated with discontinued operations from certain shared and center-led administrative functions supporting the Company's business units excluded from income from discontinued operations as they are not a direct cost of the discontinued business but a result of indirect allocations, including but not limited to, information technology, human resources, finance and accounting, supply chain, and commercial operations. Amounts attributable to unallocated shared costs would be mitigated through subsequent strategic or restructuring initiatives, TSAs, elimination of extraneous costs or re-allocation or absorption by existing continuing operations following the completed sale of the discontinued operations. See Note 3 - Divestitures for further details;
•Gains and losses attributable to the Company’s investment in Energizer common stock. During the year ended September 30, 2021, the Company sold its remaining shares in Energizer common stock. See Note 7 – Fair Value of Financial Instruments for further details;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations;
•Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations after an acquisition;
•Incremental reserves for non-recurring litigation or environmental remediation activity including (1) proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual nonrecurring claims with no previous history or precedent recognized during the year ended September 30, 2021, (2) environmental remediation reserves realized during the year ended September 30, 2019 on legacy properties and former manufacturing sites assumed by the organization which had previously been exited by the Company, and (3) legal settlement costs associated with retained litigation from the Company's divested GAC operations realized during the year ended September 30, 2019. See Note 21 – Commitments and Contingencies for further details;
•Incremental costs realized under a three-year tolling agreement entered into with the buyer in consideration with the divestiture of the Coevorden Operations on March 29, 2020, for the continued production of dog and cat food products purchased to support GPC commercial operations and distribution in Europe. See Note 3 - Divestitures for further details;
•Gain on extinguishment of the Salus CLO debt due to the discharge of the obligation during the year ended September 30, 2020. See Note 12 - Debt for further details;
•Foreign currency gains and losses attributable to multicurrency loans for the years ended September 30, 2020 and 2019, that were entered into with foreign subsidiaries in exchange for the receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestitures; and
•Other adjustments primarily consisting of costs attributable to (1) incremental fines and penalties realized for delayed shipments following the transition of a third-party logistics service provider in GPC during the year ended September 30, 2021; (2) costs associated with Salus operations during the years ended September 30, 2021, 2020 and 2019 as they are not considered a component of continuing commercial products company; (3) expenses and cost recovery for flood damage at the Company's facilities in Middleton, Wisconsin recognized during the years ended September 30, 2020 and 2019; (4) incremental costs for separation of a key executives during the years ended September 30, 2020 and 2019; (5) costs associated with a safety recall in GPC during the year ended September 30, 2019; (6) operating margin on H&G sales to GAC discontinued operations during the year ended September 30, 2019; and (7) certain fines and penalties for delayed shipments following the completion of a GPC distribution center consolidation in EMEA during the year ended September 30, 2019.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA in relation to the Company’s reportable segments for SBH and SB/RH for the years ended September 30, 2021, 2020, and 2019, is as follows:

SBH (in millions)	2021	2020	2019
HPC	$102.6	$92.2	$87.2
GPC	212.1	172.0	142.6
H&G	124.0	112.1	105.5
Total Segment Adjusted EBITDA	438.7	376.3	335.3
Corporate	46.9	52.4	22.0
Interest expense	116.5	93.7	158.4
Depreciation and amortization	117.0	114.7	147.3
Share and incentive based compensation	29.4	36.1	47.6
Restructuring and related charges	40.3	71.6	61.0
Transaction related charges	56.3	23.1	20.9
Unallocated shared costs	26.9	17.4	15.7
(Gain) loss on Energizer investment	(6.9)	16.8	12.1
Inventory acquisition step-up	7.3	—	—
Loss on sale of Coevorden operations	—	26.8	—
Write-off from impairment of goodwill	—	—	116.0
Write-off from impairment of intangible assets	—	24.2	35.4
Legal and environmental remediation reserves	6.0	—	10.0
Foreign currency loss on multicurrency divestiture loans	—	3.8	36.2
Salus CLO debt extinguishment	—	(76.2)	—
Coevorden tolling related charges	6.2	—	—
Other	3.9	(3.0)	6.9
Loss from operations before income taxes	$(11.1)	$(25.1)	$(354.2)

SB/RH (in millions)	2021	2020	2019
HPC	$102.6	$92.2	$87.2
GPC	212.1	172.0	142.6
H&G	124.0	112.1	105.5
Total Segment Adjusted EBITDA	438.7	376.3	335.3
Corporate	44.9	47.5	20.7
Interest expense	116.8	93.2	106.1
Depreciation and amortization	117.0	114.7	147.3
Share and incentive based compensation	27.7	34.8	47.2
Restructuring and related charges	40.3	71.6	61.0
Transaction related charges	56.3	23.1	20.9
Unallocated shared costs	26.9	17.4	15.7
(Gain) loss on Energizer investment	(6.9)	16.8	12.1
Inventory acquisition step-up	7.3	—	—
Loss on sale of Coevorden operations	—	26.8	—
Write-off from impairment of goodwill	—	—	116.0
Write-off from impairment of intangible assets	—	24.2	35.4
Legal and environmental remediation reserves	6.0	—	10.0
Foreign currency loss on multicurrency divestiture loans	—	3.8	36.2
Coevorden tolling related charges	6.2	—	—
Other	3.9	(3.7)	4.1
Loss from operations before income taxes	$(7.7)	$(93.9)	$(297.4)

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22 - SEGMENT INFORMATION (continued)
Other financial information relating to the segments of SBH and SB/RH are as follows for the years ended September 30, 2021, 2020 and 2019 and as of September 30, 2021 and 2020:

Depreciation and amortization (in millions)	2021	2020	2019
HPC	$44.0	$35.2	$64.6
GPC	39.3	44.4	48.8
H&G	19.2	20.4	19.3
Total segments	102.5	100.0	132.7
Corporate and shared operations	14.5	14.7	14.6
Total depreciation and amortization	$117.0	$114.7	$147.3

Capital expenditures (in millions)	2021	2020	2019
HPC	$9.3	$10.7	$11.0
GPC	18.6	14.5	16.0
H&G	3.6	3.5	5.9
Total segment capital expenditures	31.5	28.7	32.9
Corporate and shared operations	12.1	15.4	7.5
Total capital expenditures	$43.6	$44.1	$40.4

	SBH		SB/RH
Segment total assets (in millions)	2021	2020	2021	2020
HPC	$879.4	$824.6	$879.4	$824.6
GPC	1,456.9	1,200.3	1,456.9	1,200.3
H&G	853.1	546.5	853.1	546.5
Total segment assets	3,189.4	2,571.4	3,189.4	2,571.4
Corporate and shared operations	341.0	742.1	418.3	819.1
Total assets	$3,530.4	$3,313.5	$3,607.7	$3,390.5

Net sales SBH and SB/RH for the years ended September 30, 2021, 2020 and 2019 and long-lived asset information as of September 30, 2021 and 2020 by geographic area are as follows:

Net sales to external parties - Geographic Disclosure (in millions)	2021	2020	2019
United States	$1,750.8	$1,627.4	$1,478.8
Europe/MEA	877.8	683.9	655.8
Latin America	193.4	147.9	157.2
Asia-Pacific	112.0	101.8	97.9
North America - Other	64.1	61.1	56.7
Net sales	$2,998.1	$2,622.1	$2,446.4

Long-lived assets - Geographic Disclosure (in millions)	2021	2020
United States	$234.3	$236.4
Europe/MEA	64.4	58.3
Latin America	3.8	3.1
Asia-Pacific	14.2	15.8
Total long-lived assets	$316.7	$313.6

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23 - EARNINGS PER SHARE – SBH
Basic earnings per share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that would occur if share-based awards were converted into common shares that then shared in the net income of the entity available to common shareholders, as long as their effect is not antidilutive. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of potentially diluted share-based awards. The Company uses the treasury stock method to reflect dilution of restricted stock units. Performance based restricted stock units are excluded if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the years ended September 30, 2021, 2020 and 2019, are as follows:

(in millions, except per share amounts)	2021	2020	2019
Numerator
Net income (loss) from continuing operations attributable to controlling interest	$15.1	$(52.7)	$(303.0)
Income from discontinued operations attributable to controlling interest	174.5	150.5	797.5
Net income attributable to controlling interest	$189.6	$97.8	$494.5
Denominator
Weighted average shares outstanding - basic	42.7	44.7	50.7
Dilutive shares	0.5	—	—
Weighted average shares outstanding - diluted	43.2	44.7	50.7
Earnings per share
Basic earnings per share from continuing operations	$0.35	$(1.18)	$(5.98)
Basic earnings per share from discontinued operations	4.09	3.37	15.74
Basic earnings per share	$4.44	$2.19	$9.76
Diluted earnings per share from continuing operations	$0.35	$(1.18)	$(5.98)
Diluted earnings per share from discontinued operations	4.04	3.37	15.74
Diluted earnings per share	$4.39	$2.19	$9.76
Weighted average number of anti-dilutive shares excluded from denominator	—	0.2	0.2

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24 - QUARTERLY RESULTS (UNAUDITED)
Spectrum Brands Holdings, Inc.

	Quarter Ended
SBH 2021 (in millions, except per share)	September 30, 2021	July 4, 2021	April 4, 2021	January 3, 2021
Revenue	$757.8	$743.8	$760.3	$736.2
Gross profit	258.2	262.6	261.0	252.8
Net income (loss) from continuing operations attributable to controlling interest	6.0	(1.8)	(3.7)	14.7
Net income from discontinued operations attributable to controlling interest	44.2	32.5	40.4	57.4
Net income attributable to controlling interest	$50.2	$30.7	$36.7	$72.1
Basic earnings per share from continuing operations	$0.14	$(0.04)	$(0.09)	$0.34
Basic earnings per share from discontinued operations	1.04	0.76	0.95	1.34
Basic earnings per share	$1.18	$0.72	$0.86	$1.68
Diluted earnings per share from continuing operations	$0.14	$(0.04)	$(0.09)	$0.34
Diluted earnings per share from discontinued operations	1.02	0.76	0.95	1.34
Diluted earnings per share	$1.16	$0.72	$0.86	$1.68

	Quarter Ended
SBH 2020 (in millions, except per share)	September 30, 2020	June 28, 2020	March 29, 2020	December 29, 2019
Revenue	$736.9	$702.7	$608.7	$573.8
Gross profit	254.2	252.4	200.2	171.4
Net (loss) income from continuing operations attributable to controlling interest	(9.6)	126.1	(107.6)	(61.6)
Net income from discontinued operations attributable to controlling interest	55.0	19.0	50.7	25.8
Net income (loss) attributable to controlling interest	$45.4	$145.1	$(56.9)	$(35.8)
Basic earnings per share from continuing operations	$(0.22)	$2.93	$(2.39)	$(1.29)
Basic earnings per share from discontinued operations	1.27	0.44	1.13	0.54
Basic earnings per share	$1.05	$3.37	$(1.26)	$(0.75)
Diluted earnings per share from continuing operations	$(0.22)	$2.92	$(2.39)	$(1.29)
Diluted earnings per share from discontinued operations	1.27	0.44	1.13	0.54
Diluted earnings per share	$1.05	$3.36	$(1.26)	$(0.75)
SB/RH Holdings, LLC

	Quarter Ended
SB/RH 2021 (in millions)	September 30, 2021	July 4, 2021	April 4, 2021	January 3, 2021
Revenue	$757.8	$743.8	$760.3	$736.2
Gross profit	258.2	262.6	261.0	252.8
Net loss attributable to controlling interest from continuing operations	6.2	(0.9)	(3.2)	15.1
Net income attributable to controlling interest from discontinued operations	44.0	32.6	40.4	57.4
Net income attributable to controlling interest	$50.2	$31.7	$37.2	$72.5

	Quarter Ended
SB/RH 2020 (in millions)	September 30, 2020	June 28, 2020	March 29, 2020	December 29, 2019
Revenue	$736.9	$702.7	$608.7	$573.8
Gross profit	254.2	252.4	200.2	171.4
Net (loss) income attributable to controlling interest from continuing operations	(13.5)	70.1	(106.0)	(59.3)
Net income attributable to controlling interest from discontinued operations	55.9	18.7	51.6	24.4
Net income (loss) income attributable to controlling interest	$42.4	$88.8	$(54.4)	$(34.9)

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BRANDS HOLDINGS, INC.

By:	/s/ David M. Maura
David M. Maura
Chief Executive Officer and Chairman of the Board
DATE: November 23, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ David M. Maura David M. Maura	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Jeremy W. Smeltser Jeremy W. Smeltser	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ Daniel L. Karpel Daniel L. Karpel	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Leslie L. Campbell Leslie L. Campbell	Director

/s/ Joan Chow Joan Chow	Director

/s/ Sherianne James Sherianne James	Director

/s/ Gautam Patel Gautam Patel	Director

/s/ Terry L. Polistina Terry L. Polistina	Director

/s/ Hugh R. Rovit Hugh R. Rovit	Director

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB/RH HOLDINGS, LLC By: Spectrum Brands Holdings, Inc., its Sole Member

By:	/s/ David M. Maura
David M. Maura
Chief Executive Officer and Director
DATE: November 23, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sole Member of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ David M. Maura David M. Maura	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Jeremy W. Smeltser Jeremy W. Smeltser	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ Daniel L. Karpel Daniel L. Karpel	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Leslie L. Campbell Leslie L. Campbell	Director

/s/ Joan Chow Joan Chow	Director

/s/ Sherianne James Sherianne James	Director

/s/ Gautam Patel Gautam Patel	Director

/s/ Terry L. Polistina Terry L. Polistina	Director

/s/ Hugh R. Rovit Hugh R. Rovit	Director

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

Exhibit 2.5*
Asset and Stock Purchase Agreement, dated as of September 8, 2021, by and between Spectrum Brands, Inc. and ASSA ABLOY AB (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.)

Exhibit 3.1*	Amended and Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.)
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

Exhibit 4.1
Indenture governing Spectrum Brands, Inc.’s 6.125% Senior Notes due 2024, dated as of December 4, 2014, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on December 8, 2014 (File No. 001-34757)).

Exhibit 4.2
Indenture governing Spectrum Brands, Inc.’s 5.750% Senior Notes due 2025, dated as of May 20, 2015, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on May 20, 2015 (File No. 001-34757)).

Exhibit 4.3
Indenture governing Spectrum Brands, Inc.’s 4.000% Senior Notes due 2026, dated as of September 20, 2016, among Spectrum Brands, Inc., the guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent and Elavon Financial Services DAC, as registrar and transfer agent (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on December 8, 2014 (File No. 001-34757)).

Exhibit 4.4
Indenture governing Spectrum Brands, Inc.’s 5.00% Senior Notes due 2029, dated as of September 24, 2019, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on September 24, 2019 (File No. 001-4219)).

Exhibit 4.5
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

Exhibit 4.6
Description of Capital Stock of Spectrum Brands, Holdings, Inc. (incorporated herein by reference to Exhibit 4.8 to Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on January 28, 2020 (File No. 001-4219)).

Exhibit 4.7
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

Exhibit 10.3
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

Exhibit 10.5+
Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan, as amended on January 28, 2014 (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 3, 2014 (File No. 001-34757)).

Exhibit 10.6+
Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (incorporated herein by reference to Exhibit 4.8 to the Registration Statement filed on Form S-8 with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 1, 2017 (File No. 333-215850)).

Exhibit 10.7+
Form of Restricted Stock Unit Agreement under the Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (incorporated herein by reference to Exhibit 4.9 to the Registration Statement filed on Form S-8 with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 1, 2017 (File No. 333-215850)).

Exhibit 10.8+
Form of Performance Compensation Award Agreement under the Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (incorporated herein by reference to Exhibit 4.10 to the Registration Statement filed on Form S-8 filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 1, 2017 (File No. 333-215850)).

Exhibit 10.9+
Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc.) on August 7, 2020 (File No. 333- 242343).

Exhibit 10.10+
Employment Agreement dated January 20, 2016 by and among Spectrum Brands, Inc. and David M. Maura (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on January 21, 2016 (File No. 001-34757)).

Exhibit 10.11+
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

Exhibit 10.12+
Release Agreement, dated as of July 13, 2018, by and between Ehsan Zargar and Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on July 13, 2018 (File No. 001-4219)).

Exhibit 10.13+
Employment Agreement, dated as of September 13, 2018, by and among Ehsan Zargar, Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) and Spectrum Brands, Inc. (incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on November 23, 2018 (File NO. 001-4219)).

Exhibit 10.14+
Severance Agreement, dated February 1, 2016, by and among Randal Lewis and Spectrum Brands, Inc. (incorporated herein by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on November 23, 2018 (File NO. 001-4219)).

Exhibit 10.15+
Form of Agreement with David Maura and Ehsan Zargar Regarding Certain Provisions of Such Executive’s Respective Prior Separation Agreements with HRG Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on February 7, 2019 (File No. 001-4219)).

Exhibit 10.16+
Employment Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Jeremy W. Smeltser. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc.(f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.17+
Employment Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Randal D. Lewis. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc.(f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.18+
Letter Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Rebeckah Long. (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group,Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.19+
Severance Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Rebeckah Long. (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.20+
Form of Restricted Stock Unit Award Agreement effective as of December 22, 2020 (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on May 7, 2021 (File No. 001-4219)).

Exhibit 10.21+
Form of Performance Based Restricted Stock Unit Agreement effective as of December 22, 2020 (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on May 7, 2021 (File No. 001-4219)).

Exhibit 10.22+
Form of Service Based Restricted Stock Unit Agreement effective as of December 22, 2020 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on May 7, 2021 (File No. 001-4219)).

Exhibit 21.1***	Subsidiaries of Registrant
Exhibit 21.2*	List of Guarantor Subsidiaries
Exhibit 23.1*	Consent of Independent Registered Public Accounting Firm
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