Form 10-K/A
period 2021-09-30
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2022-01-21
CIK 109177, 1592706

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
The aggregate market value of the voting stock held by
non-affiliates
of Spectrum Brands Holdings, Inc. was approximately $3,592 million based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter (April 4, 2021). For the sole purposes of making this calculation, term
“non-affiliate”
has been interpreted to exclude directors and executive officers and other affiliates of the registrant. Exclusion of shares held by any person should not be construed as a conclusion by the registrant or an admission by any such person or that such person is an “affiliate” of the Company, as defined by applicable securities law.
As of January 2, 2022, there were outstanding 41,023,773 shares of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.
SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form
10-K
and has therefore omitted the information otherwise called for by Items 10 to 13 of Form
10-K
as allowed under General Instruction I(2)(c).
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC are filing this Amendment No. 1 (this “Form 10-K/A”) to their Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (“Fiscal 2021”) that was filed with the Securities and Exchange Commission (“SEC”) on November 23, 2021 (the “Original Form 10-K”) for the sole purpose of including certain of the information required by Part III of Form 10-K. As required by Rule
12b-15,
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

PART III
Except as otherwise specified, all references herein to the “Company,” “Spectrum Brands,” “we,” “us” or “our” refer to Spectrum Brands Holdings, Inc. and “Fiscal” refers to the fiscal year ended September 30 of each applicable year.

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
We are committed to ensuring that female and minority candidates are among the pool of individuals from which new Board nominees are selected. We have steadily advanced this objective by appointing to our Board a number of candidates, all of whom are from a diverse background. As of the date of this report, we are proud to have the benefit of a Board, the majority of which is composed of female and diverse background members.
Our directors collectively represent a robust and diverse set of skills and experience, which we believe positions our Board and its committees well to effectively oversee the execution of our business strategy and to advance the interests of the Company and its stakeholders. The following table summarizes some of the key categories of skills and experience of our current directors:

Director Skills and Experiences
✓100%: International Business Experience	✓100%: Business Operations

✓86%: Consumer Products	✓86%: Corporate Governance

✓100%: Corporate Strategy & Business Development	✓100%: Ethics/Corporate Social Responsibility

✓86%: Executive Leadership & Management	✓71%: Finance/Capital Management & Allocation

✓100%: Mergers & Acquisitions	✓71%: Public Company Executive Experience

✓71%: Marketing/Sales or Brand Management	✓71%: Human Resources & Compensation

✓86%: Accounting/Auditing	✓100%: Public Company Board Experience
In accordance with our Third Restated
By-laws
(our
“By-Laws”),
our Board currently consists of seven members. In accordance with our Amended and Restated Certificate of Incorporation (our “Charter”), our Board is currently divided into three classes (designated as Class I, Class II and Class III, respectively). At our last annual stockholders meeting in August of 2021, our stockholders approved an amendment to our Charter to de-classify
our Board. Pursuant to such charter amendment (i) our current Class I directors would stand for election at our 2022 annual meeting and would stand for election for one-year
terms thereafter, (ii) our current Class II directors would stand for election at our 2023 annual meeting and would stand for election for one-year
terms thereafter, (iii) our current Class III directors would stand for election at our 2024 annual meeting and would stand for election for one-year
terms thereafter, and (iv) beginning in 2024, all directors would stand for election for one-year
terms at the 2024 annual meeting. In 2024, our Board would be fully declassified. The names of our seven current directors and their respective classes, ages, Board tenures and committee memberships are each set forth in the following table:

				Committee Membership***
Name	Class*	Age	Tenure**	A	C	NCG
Sherianne James Independent Director	I	52	2018		o	●

Leslie L. Campbell Independent Director	I	61	2021	o

Joan Chow Independent Director	I	61	2021	o

Hugh R. Rovit Independent Director	II	61	2018	o		o

Gautam Patel Independent Director	II	49	2020	●	o

David M. Maura Executive Chairman	III	49	2018

Terry L. Polistina Lead Independent Director	III	58	2018		●	o

*
The term of our Class I directors expires at our 2022 annual stockholders meeting, our Class II directors expires at our 2023 annual stockholders meeting, and our Class III directors expires at our 2024 annual stockholders meeting.

**
Tenure represents service on the Board of the Company following the merger on July 13, 2018 of HRG Group, Inc. (now known as Spectrum Brands Holdings, Inc.) with its majority owned subsidiary, Spectrum Brands Legacy, Inc. (formerly known as Spectrum Brands Holdings, Inc.) (“SPB Legacy”).

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

●   Consumer Products

●   Corporate Governance

●   Corporate Strategy & Business Development

●   Ethics/Corporate Social Responsibility

●   Executive Leadership & Management

●   International Business Experience

●   Marketing/Sales or Brand Management

●   Mergers & Acquisitions

●   Public Company Executive Experience

●   Public Company Board Experience

Sherianne James was appointed to our Board in October 2018. Ms. James has served as Chief Marketing Officer of Essilor of America since August 2017 and SVP of Customer Engagement since March 2020, and previously was Vice President, Consumer Marketing for the company since July 2016. From February 2011 to July 2016, she held positions of increasing responsibility in marketing and operations for Transitions Optical, a division of Essilor of America, culminating in her role as Vice President of Transitions Optical from April 2014 to July 2016. From July 2005 through December 2010, Ms. James was Senior Marketing Manager for Russell Hobbs/Applica. She previously held a number of key project manager, research manager and brand manager positions with Kraft Foods, Inc. and, later, Kraft/Nabisco Foods from June 1995 to June 2005. Ms. James earned a B.S. degree in chemical engineering from the University of Florida in 1994 and an MBA from Northwestern University’s Kellogg Graduate School of Management in 2002. Ms. James currently serves as Chair of our NCG Committee and is a member of our Compensation Committee.

Leslie L. Campbell Independent Director since April 2021 Age: 61 Race/Ethnicity: African American Gender: Male
Independence & Committees: ● Independent Director ● Audit Committee
Key Skills/Experience:

●    Accounting/Auditing

●    Business Operations

●    Consumer Products

●    Corporate Strategy & Business Development

●    Ethics/Corporate Social Responsibility

●    Executive Leadership & Management

●    Finance/Capital Management & Allocation

●    International Business Experience

●    Marketing/Sales or Brand Management

●    Mergers & Acquisitions

●    Public Company Board Experience

●    Supply Chain/Logistics

●    Technology/Cyber-Security

Leslie L. Campbell was appointed to our Board in April 2021. Since 2015, Mr. Campbell has been the owner and Chief Executive Officer of Campbell & Associates LLC, a product development and engineering company. From 2013 to 2015, he served as Executive Vice President at AAMP Global, a vehicle technology company where he was responsible for engineering, research and development, new product development and operations. From 2002 to 2013, Mr. Campbell served in various senior roles of increasing responsibility in the engineering department for Applica Consumer Products, including serving the last six years of his tenure as Vice President of Engineering Quality and Regulatory where he was responsible for the design and development of new products and the maintenance of existing core product lines. From 1999 to 2002, Mr. Campbell served as Chief Engineer for B/E Aerospace where he was responsible for the design and development of galley products for commercial airlines. From 1995 to 1999, Mr. Campbell served as a Senior Research Engineer for Baker Hughes. From 1990 to 1995, he served as Senior Engineer at the Johnson Space Center (NASA) and from 1989 to 1990 he was a Senior Engineer at General Electric – Aerospace Division. Mr. Campbell has extensive experience in product development and product design and product quality and safety standards. Mr. Campbell received an undergraduate degree in engineering from the University of Florida. Mr. Campbell currently serves as a member of our Audit Committee.

Joan Chow Independent Director since April 2021 Age: 61 Race/Ethnicity: Asian Gender: Female
Independence & Committees: ● Independent Director ● Audit Committee
Key Skills/Experience:

●    Accounting/Auditing

●    Business Operations

●    Consumer Products

●    Corporate Governance

●    Corporate Strategy & Business Development

●    Ethics/Corporate Social Responsibility

●    Executive Leadership & Management

●    Human Resources & Compensation

●    International Business Experience

●    Marketing/Sales or Brand Management

●    Mergers & Acquisitions

●    Public Company Board Experience

●    Public Company Executive Experience

Joan Chow was appointed to our Board in April 2021. From February 2016 until October 2021, Ms. Chow served as Chief Marketing Officer of the Greater Chicago Food Depository. From 2007 to August 2015, Ms. Chow was the Executive Vice President and Chief Marketing Officer at ConAgra Foods, Inc. ConAgra Foods, now known as Conagra Brands, is one of North America’s leading packaged food companies. Prior to joining ConAgra in 2007, Ms. Chow was employed for nine years with Sears Holdings Corporation in various marketing positions of increasing responsibility, having served as Senior Vice President/Chief Marketing Officer of Sears Retail immediately prior to taking the position with ConAgra. Prior to that, she served in executive positions with Information Resources Inc. and Johnson & Johnson Consumer Products, Inc. Ms. Chow currently serves as Chair of the Compensation Committee and a member of the Governance Committee at Welbilt Inc. and is also a director at Energy Recovery, Inc. as well as High Liner Foods, where she is on the Human Resources Committee. She has previously served as a director of The Manitowoc Company, RC2 Corporation, and Feeding America. Ms. Chow has extensive leadership experience in retail and consumer packaged goods marketing, advertising, branding, consumer insights, and digital/social marketing and human resources matters. Ms. Chow has an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. with distinction from Cornell University. Ms. Chow currently serves as a member of our Audit Committee.

Class II Directors

Hugh R. Rovit Independent Director since July 2018 Age: 61 Race/Ethnicity: Caucasian Gender: Male
Independence & Committees: ● Independent Director ● Audit Committee ● NCG Committee
Key Skills/Experience:

●    Accounting/Auditing

●    Business Operations

●    Consumer Products

●    Corporate Governance

●    Corporate Strategy & Business Development

●    Ethics/Corporate Social Responsibility

●    Executive Leadership & Management

●    Finance/Capital Management & Allocation

●    Human Resources & Compensation

●    International Business Experience

●    Marketing/Sales or Brand Management

●    Mergers & Acquisitions

●    Public Company Board Experience

●    Public Company Executive Experience

●    Supply Chain/Logistics

Hugh R. Rovit was appointed to our Board in July 2018. From June 2010 until July 2018, Mr. Rovit served as one of the directors of Spectrum Legacy. Prior to that time, he served as a director of SBI from August 2009 to June 2010. Mr. Rovit is currently Chief Executive Officer of S’well, Inc., a global manufacturer and marketer of reusable stainless-steel bottles and accessories. He previously served as Chief Executive Officer of Ellery Homestyles, a leading supplier of branded and private label home fashion products to major retailers, offering curtains, bedding, throws and specialty products, from May 2013 until its sale in September 2018 to a strategic competitor. Previously, Mr. Rovit served as Chief Executive Officer of Sure Fit Inc., a marketer and distributor of home furnishing products from 2006 through 2012 and was a Principal at turnaround management firm Masson & Company from 2001 through 2005. Previously, Mr. Rovit held the positions of Chief Financial Officer of Best Manufacturing, Inc., a manufacturer and distributor of institutional service apparel and textiles, from 1998 through 2001 and Chief Financial Officer of Royce Hosiery Mills, Inc., a manufacturer and distributor of men’s and women’s hosiery, from 1991 through 1998. Mr. Rovit is also a director of GSC Technologies, Inc. and previously served as a director of PlayPower, Inc., Nellson Nutraceuticals, Inc., Kid Brands Inc., Atkins Nutritional, Inc., Oneida, Ltd., Cosmetic Essence, Inc., Xpress Retail and Twin Star International. Mr. Rovit received his B.A. degree from Dartmouth College and has an MBA from Harvard Business School. Mr. Rovit is a member of our Audit Committee and NCG Committee.

Gautam Patel Independent Director since October 2020 Age: 49 Race/Ethnicity: Asian Gender: Male
Independence & Committees: ● Independent Director ● Chair of our Audit Committee ● Compensation Committee
Key Skills/Experience:

●    Accounting/Auditing

●    Business Operations

●    Corporate Governance

●    Corporate Strategy & Business Development

●    Ethics/Corporate Social Responsibility

●    Finance/Capital Management & Allocation

●    Human Resources & Compensation

●    International Business Experience

●    Mergers & Acquisitions
●    Public Company Board Experience

Gautam Patel was appointed to our Board in October 2020. Mr. Patel has served as Managing Director of Tarsadia Investments, a private investment firm based in Newport Beach, California, since 2012. In that role, Mr. Patel has led a team of investment professionals to identify, evaluate and execute principal control equity investments across sectors including life sciences, financial services and technology. Prior to joining Tarsadia, Mr. Patel served as Managing Director at Lazard from 2008 to 2012, where he led financial and strategic advisory efforts in sectors including transportation and logistics, private equity and healthcare. Prior to that, Mr. Patel served in a variety of advisory roles at Lazard from 1999 to 2008, including restructuring, bankruptcy and corporate reorganization assignments in 2001 and 2008. From 1994 to 1997, Mr. Patel was an Analyst at Donaldson, Lufkin & Jenrette, where he worked on mergers and acquisitions as well as high-yield and equity financings. Mr. Patel is currently a Board Member of Amneal Pharmaceuticals (NYSE: AMRX). Mr. Patel also serves on the board of Casita Maria Center for Arts and Education, a New York-based nonprofit organization which aims to empower children through arts-based education. Mr. Patel received a B.A. from Claremont McKenna College, a B.S. from Harvey Mudd College, an MSc from the London School of Economics and an MBA from the University of Chicago. Mr. Patel currently serves as Chair of our Audit Committee and as a member of our Compensation Committee.

Class III Directors

David M. Maura Director since July 2018 Age: 49 Race/Ethnicity: Caucasian Gender: Male
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
Chairman of the board of directors of SPB Legacy since July 2011 and served as interim Chairman and as one of the directors of SPB Legacy since June 2010. Mr. Maura was a Managing Director and the Executive Vice President of Investments at HRG Group, Inc. (now known as Spectrum Brands Holdings, Inc.) (“HRG Group”) from October 2011 until November 2016 and had been a member of HRG Group’s board of directors from May 2011 until December 2017. Mr. Maura previously served as a Vice President and Director of Investments of Harbinger Capital Partners LLC (“Harbinger Capital”) from 2006 until 2012. Prior to joining Harbinger Capital in 2006, Mr. Maura was a Managing Director and Senior Research Analyst at First Albany Capital, Inc., where he focused on distressed debt and special situations, primarily in the consumer products and retail sectors. Prior to First Albany, Mr. Maura was a Director and Senior High Yield Research Analyst in Global High Yield Research at Merrill Lynch & Co. Previously, Mr. Maura was a Vice President and Senior Analyst in the High Yield Group at Wachovia Securities, where he covered various consumer product, service, and retail companies. Mr. Maura began his career at ZPR Investment Management as a Financial Analyst.

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

Terry L. Polistina Lead Independent Director since July 2018 Age: 58 Race/Ethnicity: Caucasian Gender: Male
Independence & Committees: ● Independent Director ● Chair of our Compensation Committee ● NCG Committee
Key Skills/Experience:

●    Accounting/Auditing

●    Business Operations

●    Consumer Products

●    Corporate Governance

●    Corporate Strategy & Business Development

●    Ethics/Corporate Social Responsibility

●    Executive Leadership & Management

●    Finance/Capital Management & Allocation

●    Government Relations / Public Policy

●    Human Resources & Compensation

●    International Business Experience

●    Marketing/Sales or Brand Management

●    Mergers & Acquisitions

●    Public Company Board Experience

●    Public Company Executive Experience

●    Risk Management & Oversight
●    Supply Chain/Logistics

Terry L. Polistina was appointed to our Board in July 2018. From June 2010 until July 2018, Mr. Polistina served as one of the directors of SPB Legacy. Since July 2018, Mr. Polistina has also served as the Lead Independent Director of the Board. Prior to that, he served as a director of SBI from August 2009 to June 2010. Mr. Polistina served as the President, Small Appliances of SPB Legacy beginning in June 2010 and became President - Global Appliances of SPB Legacy in October 2010 until September 2013. Prior to that, Mr. Polistina served as the Chief Executive Officer and President of Russell Hobbs from 2007 until 2010. Mr. Polistina served as Chief Operating Officer at Applica from 2006 to 2007 and Chief Financial Officer from 2001 to 2007, at which time Applica combined with Russell Hobbs. Mr. Polistina previously served as a director of privately held Entic, Inc. Mr. Polistina received an undergraduate degree in finance from the University of Florida and holds an MBA from the University of Miami. Mr. Polistina is the Chair of our Compensation Committee, is a member of our NCG Committee, and serves as the Lead Independent Director of the Board.

Our Executive Officers
Our executive officers serve at the discretion of our Board. Our Board selected each of our executive officers because his or her background provides each executive with the experience and skillset geared toward helping us succeed in our business strategy. Our management team is composed of seasoned executives who focus on the performance of our Company to drive long-term outcomes for us. We are committed to ensuring that female and minority candidates are among the pool of individuals from which new executive officers are selected. We are proud to have the benefit of a woman and a candidate from a diverse background on our executive team.
Included in the discussion below is information regarding our executive officers who do not serve as directors of our Company. See “
Our Board of Directors
” above for certain information regarding David Maura, our only director-employee.

Randal D. Lewis Executive Vice President, Chief Operating Officer since October 2018 Age: 55 Race/Ethnicity: Caucasian Gender: Male

Randal D. Lewis was appointed our Chief Operating Officer in October 2018 and Executive Vice President in September 2019. He has direct responsibility for all operating divisions. Mr. Lewis was previously the President of our Global Consumer Division from March 2018, which included our Global Auto Care, Global Pet Care and Home & Garden business unit. Prior to that, he was President of our Pet, Home & Garden business unit since November 2014. Previous to that, he was Senior Vice President and General Manager of our Home & Garden business since January 2011. From April 2005 to January 2011, Mr. Lewis served as our Home & Garden business’s Vice President, Manufacturing and Vice President, Operations. Prior to that, Mr. Lewis held various leadership roles from October 1997 to April 2005 with the former owners of United Industries Corporation, which is now owned by the Company and from January 1989 to October 1997 Mr. Lewis worked at Unilever. Mr. Lewis earned a B.S. degree in mechanical engineering from the University of Illinois, Urbana-Champaign.

Rebeckah Long Senior Vice President and Chief Human Resources Officer since November 2021 Age: 47 Race/Ethnicity: Caucasian Gender: Female

Rebeckah Long was appointed our Senior Vice President, Global Human Resources in September 2019 and was promoted to Senior Vice President and Chief Human Resources Officer in November 2021 and has direct responsibility for consistent delivery and execution of the Human Resources function globally. Ms. Long previously served as Vice President of Global Human Resources of Spectrum Brands since April 2019. Prior to that, she was Human Resource Business Partner for several business divisions within Spectrum Brands since March 2008, with a focus on talent strategy and organizational effectiveness. Prior to joining Spectrum Brands, she was the Regional Human Resources Manager for United Rentals, Inc. from June 2000 to February 2008 and was responsible for the integration of over 25 businesses into the United Rentals portfolio. Ms. Long earned a B.S. degree in economics from Illinois State University.

Jeremy W. Smeltser Executive Vice President, Chief Financial Officer since November 2019 Age: 47 Race/Ethnicity: Caucasian Gender: Male

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

Ehsan Zargar Executive Vice President, General Counsel and Corporate Secretary since October 2018 Age: 44 Race/Ethnicity: Asian (Middle Eastern) Gender: Male

Ehsan Zargar was appointed our Executive Vice President, General Counsel and Corporate Secretary on October 1, 2018. Mr. Zargar is responsible for the Company’s legal, environmental, social and governance (“ESG”), health and safety, insurance, and real estate functions. In addition, Mr. Zargar takes a leading role in setting, negotiating and implementing the Company’s M&A, capital markets and other strategic activities. Previously, Mr. Zargar also led the Company’s executive compensation program. From June 2011 until July 2018, Mr. Zargar held a number of increasingly senior positions with HRG Group, a publicly-listed acquisition company, including serving as its Executive Vice President and Chief Operating Officer from January 2017 until July 2018, as its General Counsel since April 2015 and as Corporate Secretary since February 2012. During his time at HRG Group, Mr. Zargar took a leading role in setting, negotiating and implementing HRG Group’s M&A, capital markets and other strategic activities. Mr. Zargar has extensive experience serving on private and public boards and committees of portfolio companies, including setting and overseeing senior management compensation programs. From August 2017 until July 2018, Mr. Zargar served as a director of SPB Legacy. From November 2006 to June 2011, Mr. Zargar worked in the New York office of Paul, Weiss, Rifkind, Wharton & Garrison LLP. Previously, Mr. Zargar practiced law at another major law firm focusing on general corporate matters. Mr. Zargar received a law degree from Faculty of Law at the University of Toronto and a B.A. from the University of Toronto.

Corporate Governance
The following table provides an overview of our corporate governance practices.

Our Practices
✓  Diverse Board and executive team

✓  Majority voting and a director resignation policy

✓  Stock ownership guidelines

✓  Anti-hedging policy

✓  Board Diversity Policy

✓  Global Environmental, Social and Governance Policy

✓  Global Energy and Greenhouse Gas Policy

✓  Environmental Policy

✓  Human Rights Policy

✓  Independent lead director

✓  Majority of the Board composed of independent directors

✓  All committees composed entirely of independent directors

✓  Board declassifying process underway

✓  Related person transactions policy

✓  Anti-pledging policy

✓  Robust clawback policy

✓  All members of our Audit Committee are financial experts

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
Director Independence
In accordance with the New York Stock Exchange Listed Company Manual (the “NYSE Rules”) and our Corporate Governance Guidelines, a majority of our Board is required to be composed of independent directors. All of our directors, except for David Maura (our Chairman and CEO), qualify as independent directors. More specifically, our Board has affirmatively determined that none of the following directors has a material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company): Leslie L. Campbell, Joan Chow, Sherianne James, Terry L. Polistina, Hugh R. Rovit and Gautam Patel. Our Board has adopted the definition of “independent director” set forth under Section 303A.02 of the NYSE Rules to assist it in making determinations of independence. Our Board has determined that the directors referred to above currently meet these standards and qualify as independent.
Meetings of Independent Directors
The Company generally holds executive sessions at each Board and committee meeting. In his capacity as our Lead Independent Director, Mr. Polistina presides over executive sessions of the entire Board and the Chair of each committee presides over the executive sessions of that committee.

Committees Established by Our Board of Directors
Our Board has designated three principal standing committees: our Audit Committee, our Compensation Committee, and our NCG Committee, each of which has a written charter addressing each such committee’s purpose and responsibilities and include such duties that the Board may designate, from time to time. Our Board, directly or through one or more of its committees, provides oversight on our management’s efforts to promote corporate social responsibility and sustainability, including efforts to advance initiatives regarding the environment, diversity, equity and inclusion, human rights, labor, health and safety and other matters. Each such committee is composed entirely of independent directors.
Audit Committee
Our Audit Committee has been established in accordance with Section 303A.06 of the NYSE Rules and Rule
10A-3
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the purpose of overseeing the Company’s accounting and financial reporting processes and audits of our financial statements. Our Audit Committee is responsible for monitoring (i) the integrity of our financial statements, (ii) our independent registered public accounting firm’s qualifications and independence, (iii) the performance of our internal audit function and independent auditors and (iv) our compliance with legal and regulatory requirements. The responsibilities and authority of our Audit Committee are described in further detail in the Charter of the Audit Committee, as adopted by our Board in July 2018, a copy of which is available at our website www.spectrumbrands.com under “
Investor Relations—Corporate Governance Documents
.”
The current members of our Audit Committee are Gautam Patel (Chair), Joan Chow, Leslie L. Campbell, and Hugh R. Rovit. Our Board has determined that all members of our Audit Committee qualify as an “audit committee financial experts” as defined in the rules promulgated by the SEC in furtherance of Section 407 of the Sarbanes-Oxley Act of 2002. Our Board has determined that all members of our Audit Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Rules, Section 10A(m)(3)(B) of the Exchange Act and Exchange Act Rule
10A-3(b).
Compensation Committee
Our Compensation Committee is responsible for (i) overseeing our compensation and employee benefits plans and practices, including our executive compensation plans and our incentive compensation and equity-based plans, (ii) evaluating and approving the performance of our Executive Chairman and CEO and other executive officers in light of those goals and objectives and (iii) reviewing and discussing with management our compensation discussion and analysis disclosure and compensation committee reports in order to comply with our public reporting requirements. The responsibilities and authority of our Compensation Committee are described in further detail in the Charter of the Compensation Committee, as adopted by our Board in November 2020, a copy of which is available at our website www.spectrumbrands.com under “
Investor Relations—Corporate Governance Documents
.”
The current members of our Compensation Committee are Terry L. Polistina (Chair), Sherianne James, and Gautam Patel. Our Board has determined that all members of our Compensation Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Rules.
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
”
The current members of our NCG Committee are Sherianne James (Chair), Terry L. Polistina, and Hugh R. Rovit. Our Board has determined that all members of our NCG Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Rules.
Board and Committee Activities
During Fiscal 2021, our Board held a total of twelve meetings and acted by unanimous written consent on a total of three occasions. Our Audit Committee held a total of six meetings during Fiscal 2021. Our Compensation Committee held six meetings and acted by unanimous written consent on two occasions during Fiscal 2021. Our NCG Committee held six meetings and acted by unanimous written consent on two occasions during Fiscal 2021.

During Fiscal 2021, all of our directors attended 100% of the meetings of the Board and committees on which they served.
Our Practices and Policies
Corporate Governance Guidelines and Code of Ethics and Business Conduct
Our Board has adopted our Corporate Governance Guidelines to assist it in the exercise of its responsibilities. These guidelines reflect our Board’s commitment to monitor the effectiveness of policy and decision-making, both at our Board and management level, with a view to enhancing stockholder value over the long term. Our Corporate Governance Guidelines address, among other things, our Board and Board committee composition and responsibilities, director qualifications standards and selection and evaluation of our CEO. In addition, pursuant to these guidelines, our Board has formalized a process by which our directors are assessed annually by our NCG Committee. The assessment includes a peer review process and evaluates the Board as a whole, the committees of the Board and the individual directors. In carrying out this assessment, we may retain an external evaluator to assist our Board and NCG Committee at least every three years. Our Board has adopted a Code of Business Conduct and Ethics Policy for directors, officers and employees and a Code of Ethics for the Principal Executive and Senior Financial Officers to provide guidance to our CEO, Chief Financial Officer (“CFO”), principal accounting officer or controller and our business segment chief financial officers or persons performing similar functions.
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
Board Diversity Policy
In October 2020, our Board adopted a Board Diversity Policy. The purpose of this policy is to set out the basic principles to be followed to ensure that the Board has the appropriate balance of skills, experience, and diversity of perspectives necessary to enhance the effectiveness of the Board and to maintain the highest standards of corporate governance. Pursuant to this policy, selection of Board candidates will be based on a range of perspectives with reference to the Company’s business model and specific needs, including, but not limited to, talents, skills and expertise, industry experience, professional experience, gender, age, race, language, cultural background, educational background, and other similar characteristics.
Anti-Hedging Policy
The Company believes it is improper and inappropriate for our directors, officers, and employees and certain of their family members (each, a “Subject Person”) to engage in hedging, short-term or speculative transactions involving the Company’s securities. Our anti-hedging policy, which we further strengthened during Fiscal 2019, applies to all Subject Persons. The Company prohibits Subject Persons from engaging in (i) derivative, speculative, hedging or monetization transactions in Company securities (including, but not limited to, any trading on derivatives (such as swaps, forwards, and/or futures) of Company securities that allow a stockholder to lock in the value of Company securities in exchange for all or part of the potential upside appreciation in the value of such stock), (ii) short sales (i.e., selling stock the Subject Person does not own and borrowing shares to make delivery) or (iii) buying or selling puts, calls, options or other derivatives in respect of Company securities.

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
To memorialize this commitment, effective January 29, 2013, our Board, upon the recommendation of our Compensation Committee, established stock ownership and retention guidelines (the “SOG”) applicable to the Company’s directors, NEOs and all other officers of the Company and its subsidiaries with a level of Vice President or above (such officers and our NEOs, our “Covered Officers”). Effective January 1, 2020, the Company improved and enhanced the SOG to further align it with best practices by: (i) increasing our directors’ and Covered Officers’ retention requirement from 25% to 50% of their net after-tax
shares received under awards granted until they reach their required stock ownership under the SOG; and (ii) extending the applicable time period for our directors and Covered Officers to achieve the minimum ownership requirements to five years from the date of eligibility or promotion. Even when the required stock ownership is obtained, all employee incentive plan participants, including NEOs, are subject to an additional stock retention requirement requiring them to retain at least 50% of their net after-tax
shares of Company stock received under awards for one year after the date of vesting.
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

The stock ownership levels attained by a director or a Covered Officer are based on shares directly owned by the director or Covered Officer, whether through earned and vested restricted stock units (“RSU”) or performance stock units (“PSU”) or restricted stock grants or open market purchases. Unvested restricted shares, unvested RSUs and PSUs and stock options do not count toward the ownership goals; provided, that, effective January 1, 2020, unvested time-based restricted stock and unvested time-based RSUs count toward the ownership goals. On a quarterly basis, our Compensation Committee reviews the progress of our directors and Covered Officers in meeting these guidelines. In some circumstances, failure to meet the guidelines by a director or a Covered Officer could result in additional retention requirements or other actions by our Compensation Committee.
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
The Company has implemented an annual formalized risk assessment process. In accordance with this process, a governance risk and compliance committee of certain members of senior management has the responsibility to identify, assess and oversee the management of risk for the Company. This committee obtains input from other members of management and subject matter experts as needed. Management uses the collective input received to measure the potential likelihood and impact of key risks and to determine the adequacy of the Company’s risk management strategy. Periodically, representatives of this committee report to our Audit Committee on its activities and the Company’s risk exposure. In addition, the Company maintains an information security program that supports the security, confidentiality, integrity, and availability of our information technology systems. In connection with such program, the Board is briefed by management on information security matters and employees receive information security awareness training. In the past three years, we have not experienced an information security breach and we maintain an appropriate information security risk insurance policy.
In Fiscal 2021, our management and our Audit Committee reviewed our reporting processes and took a number of actions to further enhance such processes. In connection with such efforts, we made changes to our internal control over financial reporting in order to remediate the material weakness that we disclosed in our Form
10-K
for the fiscal year ended September 30, 2020. Remediation of this material weakness was completed during Fiscal 2021. See Item 9A of our Original Form
10-K
for a detailed discussion of this remediation process.
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

●
Diversity
 & Inclusion
–
We believe that supporting equality and promoting inclusion across our business and society makes the world a better place for all. We know that the more inclusive we are as a company, the stronger our business will be. We support the personal and professional growth of our diverse worker base, with a goal of positively impacting their lives and well-being.

To further these priorities, the Board has adopted, among other things, (i) an Environmental Policy, which sets forth our commitment to the health and safety of our employees and protection of the environment across our global operations; (ii) a Human Rights Policy, which sets forth our commitment to respect and promote human rights, including the protection of minority groups’ rights and women’s rights, in furtherance of the guidance set forth in, among others, the Universal Declaration of Human Rights, UN Guiding Principles on Business and Human Rights, the International Labor Organizations Declaration on Fundamental Principles and Rights at Work, and the Organization for Economic Cooperation and Development for Multinational Enterprises; (iii) a Global Energy and Greenhouse Gas (GHG) Policy, which sets forth our commitment to the protection of the environment, preservation of natural resources, and the effective management and reduction of energy and GHGs by, among other things, identifying opportunities for purchasing direct, renewable energy in key markets and requiring energy considerations when making investments for major renovations and new capital equipment and major construction; and (iv) a Global Environmental, Social and Governance Policy, which sets forth our commitment to ESG.
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
Governance Documents Availability
We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics for directors, officers and employees, Code of Ethics for the Principal Executive and Senior Financial Officers, Director Resignation Policy, Board Diversity Policy, Global ESG Governance Policy, Global Energy and Greenhouse Gas Policy, Human Rights Policy, Environmental Policy, Charter,
By-laws,
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
Director Compensation Table for Fiscal 2021
Under our director compensation program, during each fiscal year, each non-employee
director receives an annual grant of RSUs equal to that number of shares of the Company’s common stock with a value on the date of grant of $125,000. Additionally, each director is eligible to receive an annual cash retainer of $105,000 which is paid quarterly. The Lead Independent Director (Mr. Polistina) receives an additional annual cash retainer of $40,000 and an additional annual equity retainer amount of $20,000. Directors are permitted to make an annual election to receive all of their director compensation (including for service on committees of our Board) in the form of Company stock in lieu of cash. For Fiscal 2021, the grants of RSUs were made on December 22, 2020 or, for pro-rated
grants following initial appointment to the Board after such date, on May 12, 2021. All such RSUs vested on October 1, 2021. For Fiscal 2021, compensation for service on the standing committees of our Board, was paid in an annual amount as follows below.

Committee	Chair Annual Retainer	Member Annual Retainer
Audit	$20,000	None
Compensation	$15,000	None
NCG	$15,000	None
The table set forth below, together with its footnotes, provides information regarding compensation paid to our directors in Fiscal 2021.

Name (1)	Fees Earned or Paid in Cash (2)	Stock Awards (3)(4)	All Other Compensation (5)	Total
Leslie L. Campbell	$36,894	$70,825	$644	$108,363
Joan Chow	$49,192	$58,544	$533	$108,268
Sherianne James	$ -	$279,666	$4,741	$284,408
Norman S. Matthews	$ -	$262,573	$4,452	$267,024
Gautam Patel	$ -	$262,573	$4,452	$267,024
Terry L. Polistina	$180,000	$165,511	$2,806	$348,317
Hugh R. Rovit	$ -	$262,573	$4,452	$267,024
Anne Ward (6)	$ -	$262,573	$4,452	$267,024

(1)	This table includes only directors who received compensation during Fiscal 2021.
(2)
Amounts reflected in this column include the annual retainer fees and committee Chair fees paid in cash to the applicable director during Fiscal 2021. Mses. James and Ward and Messrs. Matthews, Patel and Rovit elected to take all of their retainer in stock in lieu of cash.

(3)
Amounts in this column represent the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. The value was computed by multiplying the number of shares underlying the stock award by the closing price per share of the Company’s common stock on each grant date (or, as applicable, the last trading date immediately prior to the grant date if the grant date fell on a date when the New York Stock Exchange was closed), which was $74.32 for grants made on December 22, 2020 and $92.34 for grants made on May 11, 2021. The directors received the following number of RSUs, which vested on October 1, 2021: Mr. Campbell, 767; Ms. Chow, 634; Ms. James, 3,763; Mr. Mathews, 3,533; Mr. Patel, 3,533; Mr. Polistina, 2,227; Mr. Rovit, 3,533; and Ms. Ward, 3,533.

(4)
As of September 30, 2021, Mses. Chow, James and Ward held 634, 3,763 and 3,533 outstanding unvested RSUs, respectively, and Messrs. Campbell, Matthews, Patel, Polistina and Rovit held 767, 3,533, 3,533, 2,227 and 3,533 outstanding unvested RSUs, respectively.

(5)	Reflects dividend equivalents paid on RSUs which vested during Fiscal 2021 and which were not factored into the grant date fair value of the RSUs.
(6)	As of August 2021, Ms. Ward ceased to serve as a director of the Company.
Compensation Committee Interlocks and Insider Participation
The current members of our Compensation Committee are Terry L. Polistina (Chair), Sherianne James, and Gautam Patel. During Fiscal 2021, none of the members of our Compensation Committee were an officer or employee of the Company. In addition, during Fiscal 2021, none of our executive officers served as a member of the compensation committee of any other entity that has one or more executive officers serving on our Board or our Compensation Committee.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis (the “CD&A”) section summarizes our general philosophy with respect to the compensation of our CEO, CFO, and our three most highly paid executive officers in Fiscal 2021 (collectively, our “named executive officers” or “NEOs”). This CD&A provides an overview and analysis of the compensation programs and policies for our NEOs, the material compensation decisions made by our Compensation Committee under such programs and policies and the material factors considered by the Compensation Committee in making those decisions. The discussion below is intended to help you understand the detailed information provided in our executive compensation tables and put that information into context within our overall compensation philosophy.
Fiscal 2021 Named Executive Officers
Our NEOs for Fiscal 2021 were:

David M. Maura	Chief Executive Officer and Executive Chairman

Jeremy W. Smeltser	Executive Vice President and Chief Financial Officer

Randal D. Lewis	Executive Vice President and Chief Operating Officer

Ehsan Zargar	Executive Vice President, General Counsel and Corporate Secretary

Rebeckah Long	Senior Vice President and Chief Human Resources Officer
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
During fiscal 2021:

●
In a year marked by significant headwinds, including supply chain disruptions and inflationary pressures, we delivered impressive financial results, stock price performance and returns to shareholders, as described below.

●
We continued to focus on long-term strategy and growth in support of our strategic shift to a consumer staples business, including through the planned $4.3 billion sale of our Hardware and Home Improvement (“HHI”) division, the closing of which is subject to receipt of regulatory approvals which are expected in 2022.

●
We continued our transformational changes in corporate governance practices, as shown through increased Board diversity representation on our Board, our implementation of a diversity, equity, and inclusion program for employees, and our continued advancement of ESG initiatives.

We are proud of the success we had in Fiscal 2021 and the returns to our investors during this period. From the last day of Fiscal 2020 on September 30, 2020 to the end of Fiscal 2021 on September 30, 2021, our stock price rose 67.4% from $57.16 to $95.67, and our stock price has continued to rise to close at $101.72 as of December 31, 2021 for a 78% stock price increase since the beginning of Fiscal 2021.
Our Fiscal 2021 Accomplishments
Over the past several years, we commenced or completed substantial and transformative changes at our Company and delivered on a number of important accomplishments. These changes positioned the Company well to not only survive but thrive during Fiscal 2021, notwithstanding the challenges posed by the
COVID-19
pandemic, supply chain disruptions and inflation on both our supply chain and customer base. Some of these transformative changes and important accomplishments are summarized below under five broad categories: (i) management team and Board member composition, (ii) corporate governance, (iii) strategic and long-term growth and (iv) our Fiscal 2021 results. Our transformative changes and initiatives were designed to provide significant and positive outcomes for the Company and our shareholders.

Management and Board Member Composition
We are very proud of our management team, which includes a top notch, talented, and stable leadership team to deliver financial performance and execute our growth strategy.
Our Board believes that the Company and its stakeholders are benefited by a highly skilled board with a significant variety of expertise and experiences and diversity across race, gender, and ethnicity. On April 12, 2021, we appointed Joan Chow and Leslie Campbell, each an independent, highly qualified, and diverse background candidate, to our Board. These appointments were made in response to shareholder feedback and in furtherance of the Board’s commitment to advancing our Board’s knowledge base and skill set and advancing diversity and gender inclusion. As part of the Company’s shareholder engagement program and its commitment to improved corporate governance, the Board previously adopted a Board Diversity Policy, which is further described on page 16 of
this Form 10-K/A.
We believe that our senior management team and Board provide a skillset that aligns with our going forward operating model and business strategy and has contributed to the success we had in Fiscal 2021 and that we envision in upcoming years.
We have also advanced our aim of promoting diversity and are proud that at least two-thirds
of our board members come from diverse backgrounds,
one-third
of our Board is composed of female members and our five NEOs include a woman and an executive from a diverse background.
Corporate Governance Best Practices
We are proud that our corporate governance practices are regularly updated to reflect best practices such as appointing a lead independent director, increasing diversity among our Board and executive team, declassifying our Board (which is underway and will be fully completed by our 2024 annual stockholders meeting), appointing independent directors as a majority of the Board, having fully independent Audit, Compensation and NCG committees of the Board, and having an independent compensation consultant. We have also adopted or strengthened a number of our corporate governance policies, including our corporate governance and code of ethics policies, our majority voting and director resignation policy, our related person transaction policy, our anti-hedging policy, our anti-pledging policy and our stock ownership policy.
We have also continued our efforts to promote our ESG initiatives by adopting a number of new policies and procedures, including adopting a new global environmental, social and governance policy, a new global energy and greenhouse gas policy and further strengthening our environmental policy and human rights policy. See “
Directors, Executive Officers and Corporate Governance-Corporate
Governance-Our
Practices and Policies”.
Strategy and Long-Term Growth
The focus of our strategic goals are:

●	Investing internally for organic growth, which generates our highest return on investment

●	Strengthening our brands through consumer insights, research and development, innovation and advertising and marketing to drive vitality and profitable organic growth

●	Returning capital to our shareholders via dividends and opportunistic share repurchases

●	Disciplined M&A activity as we pursue accretive strategic acquisitions that are synergistic and/or help drive additional value creation
While the impacts of
COVID-19
over the past year are creating extreme volatility in the year-over-year and quarter-to-quarter
comparisons of our businesses, overall we believe that consumer demand remains positive in our categories and the strong performance of our brands continues to drive growth.

Our Fiscal 2021 Results
The following graphs show our significantly improved financial strength.
Full Year 2021 - Continuing Operations Only

Full Year 2021 – Proforma Including HHI Discontinued Operations

Our efforts to reinvest in and reignite growth across our business units are driving tangible and impressive results. We believe that our transformational activities described above positioned us to meet the challenges and succeed in Fiscal 2021.

Below is a summary of our Fiscal 2021 highlights.

●	We completed a number of strategic transactions, including the acquisitions of Armitage Pet Care in our Global Pet Care segment and Rejuvenate cleaning products in our Home & Garden segment.

●
We entered into a purchase agreement to sell our HHI segment for $4.3 billion to ASSA ABLOY, the closing of which is subject to receipt of regulatory approvals which are expected in 2022, with the anticipated transaction to close in Fiscal 2022. With the planned divestiture, our HHI business has been classified as discontinued operations. This transaction is expected to give us $3.5 billion in after-tax
proceeds, which we intend to use to reduce our debt, return capital to shareholders via share repurchases, and invest strategically for organic growth and acquisitions.

●
We continue to make incremental and meaningful investments in consumer insights, new product innovation and marketing in our brands to raise awareness and drive future organic growth across each of the businesses.

●	We remain focused on our ongoing Global Productivity Improvement Program as we complete our global operating model transformation to create a better, faster, and stronger company.

●
We achieved and exceeded our Fiscal 2021 operating plan and delivering on commitments while navigating a challenging supply chain environment with continued supply interruptions and inflationary pressures growing during the year across all business units.

●	Our net sales from continuing operations increased $376.0 million or 14.3% and our organic net sales increased 7.8%. Including our HHI business, net sales growth was $650 million or 16.4%.

●
Our net income from continuing operations increased to $15.3 million with diluted earnings per share of $0.35, with combined net income including discontinued operations of $189.6 million and diluted earnings per share of $4.39.

●
We achieved Adjusted EBITDA of $391.8 million, representing an increase of 21.0% from Fiscal 2020, with combined Adjusted EBITDA of $689.2 million, including HHI discontinued operations, representing an increase of 18.8%.

●	We had full year cash flow from operations of $288.4 million, including HHI discontinued operations.

●
We continue to maintain a strong balance sheet with over $760 million of total liquidity at year end, including a $187.9 million cash balance and approximately $575 million available on our cash flow revolver as of September 30, 2021, and a net debt to Adjusted EBITDA leverage ratio of 3.5 times for the combined Company, including HHI discontinued operations.

●	We returned $197.3 million to shareholders by repurchasing 1.6 million shares of common stock for $125.8 million and paying $71.5 million in dividends.

●
We advanced our ESG efforts by promoting diversity, inclusion and equity at our Board and with our employees, enhanced our corporate structure in line with best practices and adopted a number of policies and practices to further enhance our environmental and sustainability efforts.

Detailed information regarding the
non-GAAP
financial measures described above is provided below in Appendix A.
Fiscal 2021 Executive Compensation Overview
Our Fiscal 2021 executive compensation program includes base salary, annual bonus or MIP and the LTIP program. This program was designed after taking into account feedback from shareholders, based on our robust outreach efforts. Highlights of our executive compensation program in Fiscal 2021 included the following:

✓  Our NEOs’ base salaries and annual bonus targets remained the same as in Fiscal 2020.

✓  Our NEOs’ compensation is in line with market.

✓  Our 2021 LTIP equity grants, consistent with our 2020 LTIP equity grants, provided for three performance metrics weighted equally (Adjusted Return on Equity, Adjusted EBITDA and Adjusted Free Cash Flow).

Our Compensation Governance Best Practices
We have adopted significant policies with respect to our executive compensation programs, which help to further align our executives’ interests with those of our shareholders.

What We Do
✓	We maintain an independent Compensation Committee with an ongoing review of our compensation philosophy and practices.	✓	We provide reasonable post-employment provisions and have post-employment restrictive and executive cooperation covenants.

✓	We consider the voting results of our annual advisory vote on executive compensation, and in the most recent annual advisory vote, approximately 97% voted in favor.	✓	We strongly align pay and performance by placing 87.9% of our CEO’s ongoing compensation opportunity and 78.7% (on average) of our other current NEOs’ ongoing compensation opportunities at risk and earned on the basis of Company performance.

✓	We continue to engage in robust shareholder outreach to understand shareholder feedback and input on a variety of matters, including business strategy, compensation programs and corporate governance.	✓	We have a robust clawback policy that requires forfeiture or recoupment upon an accounting or financial restatement or certain other acts resulting in financial loss, reputation damage or other similar adverse impacts to the Company, a described in greater detail under the section titled “
Compensation Clawback Policy
.”

✓	We annually assess our compensation program and have determined that the risks associated with our compensation policies are not reasonably likely to result in a material adverse effect on the Company and its subsidiaries taken as a whole.	✓	For new employment agreements entered into during Fiscal 2019 and thereafter, we have provided that upon termination of employment any performance-based awards are forfeited.

✓	We maintained our robust compensation alignment policies through our (i) stock ownership guidelines that require 50% of the net after-tax
	portion of our directors’, NEOs’ and other Covered Officers’ shares must be retained to satisfy our stock ownership requirements; (ii) robust anti-pledging policy; and (iii) robust anti-pledging policy.	✓	70% of our equity-based awards and 74% to 80% of our regular incentive compensation are based on achievement of performance. The remainder is time-based equity that is still subject to market risk.

What We Don’t Do
X	We do not provide any gross-ups for golden parachutes.	X	We do not provide for accelerated vesting of equity upon retirement for our NEOs.

X	We do not make loans to executive officers or directors.	X	We do not provide for single-trigger vesting of equity.

X	We do not allow our NEOs to purchase stock of the Company on margin, enter into short sales or buy or sell derivatives in respect of securities of the Company.	X	We do not provide excessive perquisites and our NEOs do not participate in defined benefit pension plans or nonqualified deferred compensation plans.

X	We do not provide immediate vesting on equity based awards and have committed to one-year
	minimum vesting requirement for all awards granted under the Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan (the “2020 Equity Plan”), subject to limited exceptions.	X	We do not guarantee minimum bonuses to our NEOs.

X	We do not grant discounted options and we do not reprice stock options without shareholder approval.	X	We do not pay any dividends on unearned and unvested equity awards, unless and until earned and vested. Our 2020 Equity Plan further enhanced this practice by explicitly prohibiting the payment of dividends on unvested equity awards.
Shareholder Engagement
Our Board takes its management oversight responsibilities seriously. Our key values are predicated on strong and effective governance, independent thought and decision-making and a commitment to driving shareholder value. We received strong support from our shareholders with a vote of approximately 97% with respect to our executive compensation at our 2021

Annual Meeting. This followed a vote of 84% from our shareholders with respect to our executive compensation in the prior year. As discussed below, we highly value the input of our shareholders and took this into account as we designed our programs.
What we learn through our ongoing engagements is regularly shared with our Board and incorporated into our disclosures, plans and practices, as deemed appropriate.
We maintain a consistent and proactive approach to communicating with our shareholders, including our quarterly earnings calls, non-deal
road shows and participating in both equity and debt conferences on a regular basis. In addition, each year during proxy season we take the following actions:

●
We engage the proxy solicitation firm, Okapi Partners, to (i) assist in a robust shareholder outreach process to discuss our go-forward
strategies and (ii) facilitate the opportunity for shareholders to individually and directly engage with certain members of management.

●	We engage in discussions with a major proxy advisory firm as necessary to understand its perspective on our compensation programs and best practices generally in executive compensation programs.

●	We reach out to our top 20 shareholders to discuss and engage in dialogue with our shareholders with respect to our Company, including our corporate governance and compensation practices.
Partially in response to such feedback below and input from a proxy advisory firm, we made the following changes over the past two years:

What We Heard	How We Responded

● Shareholders raised concern on our use of Adjusted EBITDA and Adjusted Cash Flow on both MIP and LTIP.
✓  We introduced a third performance metric (Adjusted Return on Equity), which is weighted equally with Adjusted EBITDA and Adjusted Free Cash Flow for our LTIP equity performance program.

✓  Additionally, for the Fiscal 2021 annual MIP, we added a Net Sales measure (weighted at 20% for Fiscal 2021) to our existing measures of Adjusted Free Cash Flow and Adjusted EBITDA (each weighted at 40% for Fiscal 2021).

✓  For Fiscal 2022, our Compensation Committee modified the weighting of the three performance metrics under the annual MIP, such that Adjusted EBITDA, Adjusted Free Cash Flow and Net Sales will all be equally weighted.

● Shareholders told us that the size of our NEO salaries and annual bonus targets were appropriate.	✓ Our NEOs’ base salaries and annual bonus targets remained the same in Fiscal 2021 as in Fiscal 2020.
● Shareholders asked us to enhance our stock ownership guidelines.
✓  We strengthened our stock ownership guidelines by increasing, as of January 1, 2020, to 50% the net after-tax
portion of our directors’, NEOs’ and other Covered Officers’ shares that they must retain to satisfy our stock ownership requirements.

● Shareholders did not express concern with our perquisites program and other compensation practices	✓ Nonetheless, at his own initiative, our CEO voluntarily eliminated his tax planning, financial assistance benefit and his executive automobile allowance.
● A proxy advisory firm raised concerns regarding our anti-hedging policy	✓ We further strengthened our anti-hedging policy. In addition, on our initiative, we adopted a robust policy prohibiting the pledging of our stock.
● Shareholders expressed interest in the declassification of our Board	✓ We began to declassify the Board, a process which will be completed by 2024.
● Shareholders supported our commitments to diversity	✓ We continued our efforts to promote diversity and inclusion through implementing a diversity, equity, and inclusion program for employees and enhancing diversity at our Board and executive team.

During our dialogue with shareholders in Fiscal 2021, we received the following feedback:

●	Shareholders were generally supportive of our compensation structure and our compensation consultant, Willis Towers Watson (“WTW”).

●	Shareholders commended us on deleveraging our balance sheet and noted that they would prefer we continue to operate with less leverage.

●	Shareholders noted that they focus on our ESG efforts and that they would welcome continued advancement of our ESG efforts.

●
As described
on page 20 herein, in
order to promote our ESG efforts, we have also adopted a number of new policies and procedures and intend to continue to review and enhance our ESG processes, procedures and disclosures.

●	Shareholders told us they appreciate the declassification of the Board.

●
Shareholders told us they appreciate the diversity of our Board, both in terms of gender diversity and racial/ethnic diversity, and the advancement of our Company’s diversity, equity and inclusion initiative.

We continue to engage in rigorous shareholder outreach and are doing so in Fiscal 2022 to understand shareholder views and input on a variety of matters.
Compensation Overview and Philosophy
Our compensation programs are administered by our Compensation Committee. In Fiscal 2021, these programs were based on our
“pay-for-performance”
philosophy in which variable compensation represents a majority of an executive’s potential compensation. The variable incentive compensation programs continued our focus on the Company-wide goals of increasing growth and earnings, maximizing free cash flow generation and building for superior long-term shareholder returns. Each year, the Compensation Committee and the Company, along with the assistance of an independent compensation consultant, go through a thoughtful process to review risks and opportunities applicable to the Company.
In establishing our compensation programs for Fiscal 2021, our Compensation Committee continued to partner with WTW as independent compensation consultants and evaluated the compensation programs with reference to a peer group of 14 companies, as outlined in the section below, “Role of Committee-Retained Consultants.”
Background on Compensation Considerations
Our Compensation Committee pursued several objectives in determining our executive compensation programs for Fiscal 2021:

●	To attract and retain highly qualified executives for the Company and in each of our business segments.

●	To align the compensation paid to our executives with our overall corporate business strategies while leaving the flexibility necessary to respond to changing business priorities and circumstances.

●	To align the interests of our executives with those of our shareholders and to reward our executives when they perform in a manner that creates value for our shareholders.
In order to pursue these objectives, our Compensation Committee:

●	Considered the advice of WTW on executive compensation issues and program design, including advice on the corporate compensation program as it compared to our peer group companies.

●	Conducted an annual review of total compensation for each NEO, including the compensation and benefit values offered to each executive and other compensation factors.

●	Consulted with our CEO and other members of senior management with regard to compensation matters and met in executive session without management to evaluate management’s input.

●	Solicited comments and concurrence from other Board members regarding its recommendations and actions.

●	Considered the feedback of our shareholders and the Say on Pay vote results.
Philosophy on Performance-Based Compensation
Our Fiscal 2021 executive compensation programs were designed so that, at target levels of performance, a significant portion of the value of each NEO’s annual compensation (which varies by individual) would be based on the achievement of Company-wide Fiscal 2021 performance objectives. In approving these programs, our Compensation Committee concluded that a combination of annual fixed base pay and incentive-based pay provided our NEOs with an appropriate mix of cash compensation and equity-based compensation.
For Fiscal 2021, the percentage of ongoing target annual compensation that was at-risk
(that is, variable cash compensation and equity awards) for our CEO was 87.9% and for the other current NEOs was 78.7% as a group. The chart below sets forth the percentage of target compensation that was fixed compared to at-risk
for the CEO and the other current NEOs as a group.

To highlight the alignment of the incentive plans with shareholder interests, our ongoing annual and long-term incentive programs (whether equity or cash-based) in Fiscal 2021 were predominantly performance-based with (i) our MIP being 100% performance-based and (ii) the three-year LTIP being 70% performance-based.
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
Our Compensation Decision Making Process
Our Compensation Committee engages in a robust process in making compensation decisions. In Fiscal 2021, our Compensation Committee retained WTW as its independent consultants to assist in formulating and evaluating executive and director compensation programs.
In addition, our Compensation Committee consulted with our CEO regarding the Company’s compensation plans and performance targets, however, our CEO did not participate in any discussions with respect to his own compensation. From time to time, our Compensation Committee also consulted with other senior executives of our Company and outside counsel.
WTW provided advice on the executive compensation implications of changes to our business (including our Global Productivity Improvement Plan, demand, and supply interruptions), our corporate governance and compensation structure and the philosophy of our executive compensation plans. During Fiscal 2021, our Compensation Committee periodically requested WTW to:

●	Provide comparative market data for our peer group and other groups on request, with respect to compensation matters.

●
Analyze our compensation and benefit programs relative to our peer group, including our mix of performance-based compensation, non-variable
compensation and the retentive features of our compensation plans in light of the Company’s strategies and prospects.

●
Review the plan designs, including the performance metrics selected, for our various incentive plans and make recommendations to our Compensation Committee on appropriate plan designs to support the overall corporate strategic objectives.

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
WTW, with input from management and our Compensation Committee, developed a peer group of companies based on a variety of criteria, including type of business, revenue, assets and market capitalization. The composition of this peer group is reviewed annually and, if appropriate, revised, based on changes in business orientation of peer group companies, changes in financial size or performance of the Company and the peer group companies and any mergers, acquisitions, spin-offs or bankruptcies of the companies in the peer group or changes at our Company. WTW reviewed this peer group, and confirmed that there were no changes for Fiscal 2021. The peer group utilized consisted of the following 14 companies:

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
In accordance with SEC rules, our Compensation Committee considered the independence of WTW including an assessment of the following factors: (i) other services provided to the Company by each consultant, (ii) fees paid by the Company as a percentage of the consulting firm’s total revenue, (iii) policies or procedures maintained by WTW that are designed to prevent conflicts of interest, (iv) any business or personal relationships between the individual consultants involved in the engagement and any member of our Compensation Committee, (v) any Company stock owned by individual consultants involved in the engagement and (vi) any business or personal relationships between our executive officers and the consultants or the individual consultants involved in the engagement. Our Compensation Committee has concluded that no conflicts of interest prevented WTW from independently advising our Compensation Committee during Fiscal 2021. WTW received $158,329 for executive and director compensation consulting in fiscal 2021. WTW also provided consulting services relating to our health and benefit plans during Fiscal 2021, for which it received approximately $180,000. The Compensation Committee reviewed these additional consulting services, while considering the potential effects on WTW’s independence.

Compensation Elements
In Fiscal 2021, our ongoing annual compensation for our NEOs included the following elements:

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

●   For Fiscal 2021, 80% is equally weighted between Adjusted EBITDA and Adjusted Free Cash Flow and the remaining 20% is based on Net Sales. For Fiscal 2022, Adjusted EBITDA, Adjusted Free Cash Flow and Net Sales will all be equally weighted

LTIP: Restricted Stock Units (majority is performance-based and remainder is time-based)	● Align compensation with key drivers of the business ● Encourage focus on long-term shareholder value creation	● Size of award determined by competitive market practices, corporate and individual performance and internal parity and retention considerations
●   Long-term incentive awards focusing on cumulative performance over three-year period ending Fiscal 2023, based on equally weighted Adjusted EBITDA, Adjusted Free Cash Flow and Adjusted Return on Equity

●   The majority of each of the new long-term incentive awards (70%) are performance-based

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

Base salary levels are subject to evaluation from time to time by our Compensation Committee to determine whether increases are appropriate. Our NEOs’ base salaries remained the same in Fiscal 2021 as in Fiscal 2020.
Annual Bonus
Our management personnel, including our NEOs, participate in our annual cash bonus MIP, which is designed to compensate executives and other managers based on achievement of annual corporate, business segment, and/or divisional financial goals. Under the MIP bonus plan, 100% of the annual bonus is performance-based and no bonus is paid if the relevant performance metrics are not achieved.
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
The Fiscal 2021 MIP design included a minimum financial threshold level for each of Adjusted EBITDA, Adjusted Free Cash Flow and Net Sales, below which no payout would be earned with respect to that objective. The achievement of the goals of Adjusted EBITDA, Adjusted Free Cash Flow and Net Sales is determined and earned independently of one another.
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
For purposes of our MIP, “
Net Sales
” means the amount of revenue generated less returns, cash discounts, trade rebates, and other spend or consumer offers that result in a reduction of revenue in accordance with generally accepted accounting principles in the U.S. GAAP. Net Sales achievement will be net of FX currency translation impact (e.g. achievement will exclude positive or negative impact(s) as a result of converting local currency sales into U.S. dollars), will include amounts in the annual operating plan relating to acquisitions completed in the prior year and will exclude amounts from acquisitions completed in the current year.
Long-Term Equity Program
Since our LTIP measures performance over three years, we are able to effectively focus on the achievement of significant and sustained improvements in performance and strategic initiatives over the long term. For Fiscal 2021, we provided our LTIP grants in the form of time-based RSUs and performance-based PSUs that will be eligible to vest after the three-year period ending September 30, 2023. These awards have the features described below.

●
70% of the award vests based on three-year cumulative performance against the following three equally weighted measures: Adjusted EBITDA, Adjusted Free Cash Flow and Adjusted Return on Equity. The relatively large performance component of these awards is believed to serve as a valuable incentive to drive long-term outcomes for our Company and shareholders. There is an opportunity to earn up to 125% of target PSUs if superior performance is achieved.

●
30% will vest at the end of the three-year service period. The relatively small time-based component of these awards as part of our overall compensation mix is believed to serve as an important long-term retention and risk mitigation feature.

For purposes of our LTIP, “
Adjusted Return on Average Equity
”
means three-year cumulative Adjusted Net Income (Adjusted EBITDA less interest, taxes, depreciation and amortization) divided by the sum of fiscal 2021, 2022 and 2023 year average total equity, excluding gain or loss on sale of one or more segments.
See “
-Fiscal 2021 Compensation Component
Pay-Outs-LTIP
” for a further description of these awards.
Fiscal 2021 Compensation Component
Pay-Outs
Base Salary
The annual base salaries at the end of Fiscal 2021 for our NEOs are set forth below:

Named Executive	Annual Base Salary at the end of Fiscal 2021
David M. Maura	$ 900,000

Jeremy W. Smeltser	$ 500,000

Randal D. Lewis	$ 550,000

Ehsan Zargar	$ 400,000

Rebeckah Long	$ 300,000
Management Incentive Plan
For Fiscal 2021, our MIP award levels achievable at target for each participating NEO were as follows:

Named Executive	MIP Target as % of Annual Base Salary
David M. Maura	125%

Jeremy W. Smeltser	80%

Randal D. Lewis	90%

Ehsan Zargar	60%

Rebeckah Long	60%
In response to shareholder feedback, we added Net Sales as an additional metric to our Fiscal 2021 MIP. Our Compensation Committee established the following weightings for Fiscal 2021:

●	40% Adjusted EBITDA

●	40% Adjusted Free Cash Flow

●	20% Net Sales
For Fiscal 2022, our Compensation Committee approved modifying the weighting of the three performance metrics, such that Adjusted EBITDA, Adjusted Free Cash Flow and Net Sales will all be equally weighted.
The table below shows the applicable levels of performance required to achieve threshold, target and maximum payouts for each of the three performance metrics in Fiscal 2021. The performance metrics for each of our NEOs were equal to those established for the Company as a whole. The maximum MIP bonus payable is 250% of target for Mr. Maura and 200% for our other NEOs. As described in the table below, Mr. Maura achieved payouts of 206.4% based on Adjusted EBITDA achievement, 100% based on Adjusted Free Cash Flow and 250% based on Net Sales. All other NEOs achieved payouts of 200% based on Adjusted EBITDA achievement, 100% based on Adjusted Free Cash Flow and 200% based on Net Sales.

Performance Required to Achieve Bonus % as Indicated ($ in millions)
Performance Metric	Weight (% of Target Bonus)	Threshold (0%)	Target (100%)	Maximum (200%) (1)	Actual	Calculated 2021 Payout Factor (% of Target Bonus)
Adjusted EBITDA	40%	$560.71	$623.01	$685.31	$689.30	200%
Adjusted Free Cash Flow	40%	$234.00	$260.00	$286.00	$260.00	100%
Net Sales	20%	$3,991.42	$4,201.49	$4,411.56	$4,614.00	200%

(1)
Mr. Maura is eligible to receive a maximum MIP equal to 250% of target if we achieve Adjusted EBITDA, Adjusted Free Cash Flow and Net Sales of $716.462 million, $299.000 million and $4,516.691 million, respectively, and achieved Fiscal 2021 Payout Factors of 206.40%, 100.00% and 250.00%, respectively with respect to the target amount.

Long Term Incentive Plan
Our Fiscal 2021 LTIP grants cover service and cumulative performance over the three-year period commencing October 1, 2020 and ending September 30, 2023. Of the total grant, 70% is in the form of PSUs and will vest based on the achievement of cumulative Adjusted EBITDA, cumulative Adjusted Free Cash Flow and Adjusted Return on Equity over the three-year period. The remaining 30% is in the form of RSUs, which will vest based on continued service, with cliff vesting at the end of such three-year period. In addition, with respect to the PSU component of the LTIP, there is an opportunity to earn additional PSUs if superior performance is achieved (subject to a cap of 125% of the target PSUs).
The chart below sets forth the number of PSUs and RSUs each NEO was granted in Fiscal 2021 pursuant to the LTIP.

Name	70% Performance- Based (at Target)	30% Time Based	Potential Upside Performance -Based
David M. Maura	58,064	24,885	14,516
Jeremy W. Smeltser	10,753	4,608	2,688
Randal D. Lewis	23,656	10,138	5,914
Ehsan Zargar	17,205	7,373	4,301
Rebeckah Long	3,763	1,613	941
The table below shows the three performance metrics for our NEOs and the applicable levels of performance required to achieve threshold, target and maximum vesting of PSUs.

Performance Measure (in $ millions)	Threshold (0% of PSUs vest)	Target (100% of PSUs vest)	Maximum (125% of PSUs vest)
Adjusted EBITDA	$1,869.0	$1,953.0	$1,974.5
Adjusted Free Cash Flow	$780.0	$874.1	$898.7
Adjusted Return on Equity	13.50%	14.80%	15.20%
Under the LTIP, the three performance goals may be earned independently of one another. The achievement of the performance goals for each of our NEOs will be measured on a consolidated Company-wide basis. Acquisitions by the Company are included in the Adjusted EBITDA, Adjusted Free Cash Flow and Adjusted Return on Equity calculations, subject to the negative discretion of our Compensation Committee. Awards for performance between threshold and target levels and between target and maximum levels, will be determined based on linear interpolation. If threshold performance level is not achieved for any of the three performance goals, then no PSUs will be earned.
Our Compensation Committee also provided in the award agreements for our NEOs that such officers are required to hold at least 50% of the net shares they receive (after any shares withheld by the Company for tax purposes) until such NEO achieves the required stock ownership. Thereafter they are required to hold 50% of the net after-tax
shares they receive for at least one year following vesting. In addition, our NEOs and all other officers at the Vice President level or higher, are subject to the share ownership and retention guidelines discussed above (see “
Directors, Executive Officers and Corporate Governance-Corporate
Governance-Our
Practices and Policies-Stock Ownership Guidelines
”).

Deferral and Post-Termination Benefits
Retirement Benefits
. Our Company maintains a 401(k) plan for our employees, including our NEOs.
Supplemental Executive Life Insurance Program
.
During Fiscal 2021, each of Messrs. Maura, Smeltser, Lewis and Zargar participated in a program pursuant to which the Company, on behalf of each participant, made an annual contribution on October 1 equal to 15% of such participant’s base salary as of that date into a Company-owned executive life insurance policy for such participant. The investment options for each such policy are selected by the insurance provider.
Post-Termination Benefits
. As described below, the Company had entered into agreements with our NEOs which govern, among other things, post-termination benefits payable to each such NEO should his or her employment with the Company terminate. In each case, the receipt of post-termination benefits are subject to the NEO’s execution of a waiver and release agreement in favor of the Company and continued compliance with post-employment restrictive covenants and other executive cooperation.
Perquisites and Benefits
The Company provides certain limited perquisites and other benefits to certain executives, including our NEOs. Among these benefits are financial and tax planning services, car allowances or leased car programs, executive medical exams and executive life and disability insurance. Mr. Maura has voluntarily agreed to cease receiving any benefits for financial or tax planning services and his automobile allowance. Similarly, we do not provide gross-ups
for our other NEOs.
Important Compensation Policies and Guidelines
Timing and Pricing of Stock-Based Grants
The Company provides stock, restricted stock, RSUs and PSUs as part of the compensation program made available to directors, NEOs and other employees. With respect to annual or special grants of stock or restricted stock, these are generally made on the date or as soon as practicable following the date on which such grants are approved by our Compensation Committee or our Board, or, if the award dictated a subsequent date or the achievement of a particular event prior to grant, as soon as practicable after such subsequent date or achievement of such event. The granting of stock, to the extent granted by the Company, will generally be granted the day after the second business day following the public dissemination of the Company’s financial results or such other date as determined by the Company’s General Counsel, using that day’s NYSE adjusted market close price to convert to a round number of shares. For purposes of valuing awards made under our equity plans, the grant price is generally the closing sale price of the Company’s common stock on the exchange on which the Company’s shares are listed on the day of the grant date.
The Company did not grant stock options to its employees during Fiscal 2021 and does not anticipate that it will use options as part of its compensation program going forward.
Impact of Tax and Accounting Considerations
The overriding consideration when evaluating the pay level or design component of any portion of our executives’ compensation is the effectiveness of the pay component and the shareholder value that management and the Compensation Committee believe the pay component reinforces. In structuring the compensation for our NEOs, our Compensation Committee will review a variety of factors which may include the deductibility of such compensation under Section 162(m) of the Internal Revenue Code, to the extent applicable. However, this is not the driving or most influential factor and the Compensation Committee has approved in the past and specifically reserves the right to pay or approve nondeductible compensation currently and in the future.
Executive Compensation Tables
The following tables and footnotes show the compensation earned for service in all capacities during Fiscal 2021, Fiscal 2020, and Fiscal 2019 by our NEOs. We refer you to the
“Compensation Discussion and Analysis”
and the
“Termination and Change in Control Provisions”
sections of this report as well as the corresponding footnotes to the tables for material factors necessary for an understanding of the compensation detailed in the tables entitled
“Summary Compensation Table,” “All Other Compensation Table for Fiscal 2021”
and
“Grants of Plan-Based Awards Table for Fiscal 2021.”

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
David M. Maura	2021	$900,000	$–	$5,399,980	$1,941,300	$365,045	$8,606,325
Executive Chairman and	2020	$900,000	$–	$8,411,326	$1,442,813	$194,219	$10,948,358
Chief Executive Officer	2019	$900,000	$–	$13,588,411	$5,000,000	$199,711	$19,688,122
Jeremy W. Smeltser	2021	$500,000	$–	$1,000,001	$640,000	$203,184	$2,343,185
Executive Vice President and	2020	$500,000	$–	$1,000,030	$513,000	$136,699	$2,149,729
Chief Financial Officer			–
Randal D. Lewis	2021	$550,000	$–	$2,199,989	$792,000	$231,422	$3,773,411
Executive Vice President and	2020	$550,000	$–	$3,161,022	$634,838	$173,120	$4,518,980
Chief Operating Officer	2019	$447,788	$–	$4,075,662	$500,000	$145,954	$5,169,404
Ehsan Zargar	2021	$400,000	$–	$1,600,028	$384,000	$229,191	$2,613,219
Executive Vice President, General Counsel, and	2020	$400,000	$–	$2,881,385	$307,800	$156,598	$3,745,783
Corporate Secretary	2019	$400,000	$–	$4,691,949	$500,000	$114,538	$5,706,487
Rebeckah Long	2021	$300,000	$–	$349,978	$458,000	$22,998	$1,130,976
Senior Vice President and	2020	$300,000	$–	$382,050	$230,850	$21,326	$934,226
Chief Human Resources Officer	2019	$231,607	$–	$626,206	$53,750	$18,602	$930,165

(1)
This column reflects the aggregate grant date fair value of the awards computed in accordance with ASC Topic 718. For a discussion of the relevant ASC 718 valuation assumptions, see Note 2, Significant Accounting Policies and Practices, of the Notes to Consolidated Financial Statements, included in our Annual Report on Form
10-K
for Fiscal 2021. For Fiscal 2021, this column reflects grants under the LTIP. If the maximum performance under the LTIP was achieved then the value of the awards in Fiscal 2021 would have been as follows: Mr. Maura ($6,344,972); Mr. Smeltser ($1,174,990); Mr. Lewis ($2,584,991); Mr. Zargar ($1,880,023); and Ms. Long ($411,237) in each case based on the stock price on the date of grant. At the lowest level of performance, the performance-based restricted stock unit awards are forfeited. The amounts shown in this column do not reflect the actual payout.

(2)
For Fiscal 2021, this column represents cash amounts earned under the Company’s 2021 MIP. For additional detail on the 2021 MIP and the determination of the awards thereunder, please refer to the discussion under the heading “Compensation Discussion and Analysis-Fiscal 2021 Compensation Component
Pay-Outs-Management
Incentive Plan” and the table entitled “Grants of Plan-Based Awards Table for Fiscal 2021” and its accompanying footnotes. The incentive awards payable under the 2019 MIP to our NEOs were settled in shares of common stock in lieu of cash and so are reported under Stock Awards. For Ms. Long, this amount also includes a cash bonus payment of $170,000 made in Fiscal 2021 pursuant to an election Ms. Long made prior to becoming an executive officer to receive a portion of an earlier incentive award opportunity in the form of a future fixed cash payment. Ms. Long is not entitled to any remaining payments in respect of such award.

(3)	Please see the following table for the details of the amounts that comprise the All Other Compensation column.

All Other Compensation Table for Fiscal 2021

Name	Financial Planning Services Provided to Executive (2)	Life Insurance Premiums Paid on Executives Behalf (3)	Car Allowance/ Personal Use of Company Car (4)	Company Contributions to Executive’s Qualified Retirement Plan (5)	Company Contributions to Executive’s Supplemental Life Insurance Policy (6)	Dividends (7)	Other (8)	Total
David M. Maura (1)	$—	$9,659	$—	$9,750	$75,606	$270,030	$—	$365,045
Jeremy W. Smeltser	$20,000	$4,564	$23,066	$4,712	$75,000	$—	$75,842	$203,184
Randal D. Lewis	$20,000	$11,158	$19,746	$11,837	$82,500	$86,181	$—	$231,422
Ehsan Zargar	$20,000	$3,057	$21,479	$9,750	$60,000	$114,905	$—	$229,191
Rebeckah Long	$—	$1,826	$12,000	$6,300	$—	$2,873	$—	$22,998

(1)	Mr. Maura voluntarily eliminated his financial planning and car allowance payments beginning in Fiscal 2020.
(2)
The Company provides an allowance for expenses related to financial planning and tax preparation services, up to $20,000 annually, to Messrs. Smeltser, Lewis and Zargar. For Fiscal 2021, these allowances were paid out to Messrs. Smeltser, Lewis and Zargar in April 2021.

(3)
The amount represents the life insurance premium paid for Fiscal 2021. The Company provides life insurance coverage equal to three times (two times, for Ms. Long) base salary for each executive officer.

(4)
The Company sponsors a leased car or car allowance program. Under the leased car program, costs associated with using a vehicle are provided, which also include maintenance, insurance and license and registration. Under the car allowance program, the executive receives a fixed monthly allowance. As noted above, beginning with Fiscal 2020, Mr. Maura has given up his car allowance.

(5)	Represents amounts contributed under the Company-sponsored 401(k) retirement plan.
(6)	This amount reflects the premium paid by the Company equal to 15% of base salary toward individual supplemental life insurance policies.
(7)	This amount reflects dividend equivalents paid in respect of RSUs held by NEOs which vested during Fiscal 2021 and were not factored into the grant date fair value of the RSUs.
(8)	This amount reflects the relocation expenses paid by the Company to Mr. Smeltser in Fiscal 2021.
Grants of Plan-Based Awards Table for Fiscal 2021
The following table and footnotes provide information with respect to equity grants made to our NEOs during Fiscal 2021 as well as the range of future payouts under non-equity
incentive plans for our NEOs indicated.

Name	Grant Date	Threshold $	Target $	Maximum $	Threshold #	Target #	Maximum #	All Other Stock Awards: Number of Shares of Stock or Units #	Grant Date Fair Value of Stock Awards $ (3)
David M. Maura	11/10/2020 (1)	$0	$1,125,000	$2,812,500
	12/16/2020 (2)	$0	$0	$0	—	58,064	72,580	24,885	$5,399,980
Jeremy W. Smeltser	11/10/2020 (1)	$0	$400,000	$800,000
	12/16/2020 (2)	$0	$0	$0	—	10,753	13,441	4,608	$1,000,001
Randal D. Lewis	11/10/2020 (1)	$0	$495,000	$990,000
	12/16/2020 (2)	$0	$0	$0	—	23,656	29,570	10,138	$2,199,989
Ehsan Zargar	11/10/2020 (1)	$0	$240,000	$480,000
	12/16/2020 (2)	$0	$0	$0	—	17,205	21,506	7,373	$1,600,028
Rebeckah Long	11/10/2020 (1)	$0	$180,000	$360,000
	12/16/2020 (2)	$0	$0	$0	—	3,763	4,704	1,613	$349,978

(1)
Represents the threshold, target and maximum payouts under the Fiscal 2021 MIP. The actual amounts earned under the plan for Fiscal 2021 are disclosed in the Summary Compensation Table above as part of the column entitled “
Non-Equity
Incentive Plan Awards
.” For Mr. Maura, the maximum payout for the disclosed awards is equal to 250% of target. For our other NEOs, the maximum payouts for the disclosed awards are equal to 200% of target. See “
Compensation Discussion and Analysis-Fiscal 2021 Compensation Component
Pay-Outs-Management
Incentive Plan
” for a discussion of the terms of the Fiscal 2021 MIP.

(2)
Represents the number of RSUs and PSUs awarded under the Fiscal 2021 LTIP grants and shows (a) the threshold, target and maximum payouts, denominated in the number of shares of stock, in respect of PSUs and (b) the number of shares of stock underlying the RSUs. See “
Compensation Discussion and Analysis-Fiscal 2021 Compensation Components
Pay-Outs-LTIP
” for a discussion of the terms of these awards.

(3)
Except as otherwise noted, reflects the value at the grant date value based upon the probable outcome of the relevant performance conditions. This amount is consistent with the estimate of aggregate compensation costs to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of any estimated forfeitures.

Outstanding Equity Awards at the End of Fiscal 2021
The following table and footnotes set forth information regarding outstanding options and restricted stock unit awards as of September 30, 2021 for our NEOs. The market value of shares that have not vested was determined by multiplying $95.67, the closing market price of the Company’s stock on September 30, 2021, the last trading day of Fiscal 2021, by the number of shares.

Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1)		Market Value of Shares or Units of Stock That Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested(3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2)
David M. Maura	64,142	$72.92	11/29/2023	–		$–	–		$–
	26,743	$82.85	11/25/2024	–		$–	–		$–
	1,164	$86.38	11/24/2025	–		$–	–		$–
	51,309	$95.43	11/28/2026	–		$–	–		$–
				35,817	(4)	$3,426,612	104,466	(5)	$9,994,262
				26,012	(6)	$2,488,568	60,693	(7)	$5,806,499
				24,885	(8)	$2,380,748	58,064	(9)	$5,554,983
Jeremy W. Smeltser	–	–	–	4,817	(6)	$460,842	11,240	(7)	$1,075,331
				4,608	(8)	$440,847	10,753	(9)	$1,028,740
Randal D. Lewis	–	–	–	9,949	(4)	$951,821	29,019	(5)	$2,776,248
	–	–	–	10,597	(6)	$1,013,815	24,727	(7)	$2,365,632
	–	–	–	10,138	(8)	$969,902	23,656	(9)	$2,263,170
Ehsan Zargar	3,958	$72.92	11/29/2023	–		–	–		–
	5,009	$82.86	11/25/2024	–		–	–		–
	–	–	–	10,613	(4)	$1,015,346	30,953	(5)	$2,961,274
	–	–	–	7,707	(6)	$737,329	17,983	(7)	$1,720,434
	–	–	–	7,373	(8)	$705,375	17,205	(9)	$1,646,002
Rebeckah Long	–	–	–	1,658	(4)	$158,621	4,836	(5)	$462,660
	–	–	–	1,686	(6)	$161,300	3,934	(7)	$376,366
	–	–	–	1,613	(8)	$154,316	3,763	(9)	$360,006

(1)	This column shows the number of outstanding RSUs subject to time-based vesting.

(2)	The market value is based on the per share closing price of our common stock on September 30, 2021 ($95.67).
(3)
This column shows the number of Fiscal 2019, 2020 and 2021 LTIP PSUs subject to performance-based vesting. For the FY19 PSU grants, we have shown the actual shares that become vested based on performance through fiscal 2021 year-end.
For the FY20 and FY21 PSU grants, because the performance metrics have not been satisfied as of the date of this report, we have shown the number of PSUs that would be payable upon the target level of performance.

(4)	These Fiscal 2019 LTIP RSUs cliff vested on December 3, 2021.
(5)	These Fiscal 2019 LTIP PSUs cliff vested on December 3, 2021.
(6)	These Fiscal 2020 LTIP RSUs cliff vest on December 2, 2022, subject to continued employment.
(7)	These Fiscal 2020 LTIP PSUs cliff vest on December 2, 2022, subject to continued employment and achievement of the applicable performance metrics.
(8)	These Fiscal 2021 LTIP RSUs cliff vest on December 4, 2023, subject to continued employment.
(9)	These Fiscal 2021 LTIP PSUs cliff vest on December 4, 2023, subject to continued employment and achievement of the applicable performance metrics.

Option Exercises and Stock Vested During Fiscal 2021
The following table and footnotes provide information regarding option exercises and stock awards vesting during Fiscal 2021 for our NEOs.

	Stock Awards			Option Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting		Number of Shares Acquired on Exercise	Value Realized on Exercise
David M. Maura	80,366	$5,231,827	(1)	60,294	$2,381,613	(2)
Jeremy W. Smeltser	–	$–		–	–
Randal D. Lewis	25,649	$1,669,750	(3)	–	–
Ehsan Zargar	34,198	$2,226,290	(4)	–	–
Rebeckah Long	855	$55,661	(5)	–	–

(1)
The amount for Mr. Maura in this column represents the value realized upon the vesting of 80,366 RSUs on November 21, 2020. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on such vesting date, which was $65.10 on November 21, 2020.

(2)
The amount for Mr. Maura in this column represents the value realized upon exercising 60,294 options on September 10, 2021. The value was computed by multiplying the number of shares exercised by the closing price per share of the Company’s common stock on such exercise date of $92.33 minus the per share exercise price of $52.83.

(3)
The amount for Mr. Lewis in this column represents the value realized upon the vesting of 25,649 RSUs on November 21, 2020. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on such vesting date, which was $65.10 on November 21, 2020.

(4)
The amount for Mr. Zargar in this column represents the value realized upon the vesting of 34,198 RSUs on November 21, 2020. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on such vesting date, which was $65.10 on November 21, 2020.

(5)
The amount for Ms. Long in this column represents the value realized upon the vesting of 855 RSUs on November 21, 2020. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on such vesting date, which was $65.10 on November 21, 2020.

Pension Benefits
None of our NEOs participated in any pension plans during, or as of the end of, Fiscal 2021.
Non-Qualified
Deferred Compensation
None of our NEOs participated in any Company
non-qualified
deferred compensation programs during, or as of the end of, Fiscal 2021.
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
Our Compensation Committee periodically evaluates the appropriateness of entering into employment agreements, severance agreements or other written agreements with the Company’s NEOs to govern compensation and other aspects of the employment relationship. During Fiscal 2021, the Company and/or its wholly owned subsidiary, SBI, had written employment agreements with its NEOs as follows: (i) an Employment Agreement, dated January 20, 2016, as amended and restated on dated April 25, 2018, with Mr. Maura (the “Maura Employment Agreement”); (ii) an employment agreement, dated September 9, 2019, with Mr. Smeltser (the “Smeltser Employment Agreement”); (iii) an employment agreement dated September 9, 2019, with Mr. Lewis (the “Lewis Employment Agreement”); (iv) an employment Agreement, dated October 1, 2018, with Mr. Zargar (the “Zargar Employment Agreement”); and (v) a letter agreement, dated September 9, 2019, with Ms. Long (the “Long Letter Agreement”), which was supplemented by a severance agreement with Ms. Long dated September 9, 2019 (the “Long Severance Agreement”).
Agreement with Mr. Maura
Pursuant to the Maura Employment Agreement, the initial term was until April 24, 2021, subject to earlier termination, with automatic one-year
renewals thereafter. The Maura Employment Agreement provides Mr. Maura with an annual base salary as Executive Chairman of $700,000 and an annual base salary of $200,000 for the duration of his services as CEO and he will be eligible to receive a performance-based MIP bonus for each fiscal year, based on a target of 125% of his total base salary, as may be applicable at the time (the “Target Amount”), paid during the applicable fiscal year during the term of the Maura Employment Agreement, provided the Company achieves certain annual performance goals as established by our Board and/or our Compensation Committee. If such performance goals are met, the MIP bonus will be payable in cash. If Mr. Maura exceeds the performance targets, the bonus will be increased in accordance with the formula approved by the Compensation Committee no later than the close of the first quarter of the year following the applicable fiscal year; provided that the bonus will not exceed 250% of the Target Amount.

Under the terms of the Maura Employment Agreement, Mr. Maura was entitled to receive a performance-based EIP grant with a target value of $3.2 million for his service as Executive Chairman and CEO and a performance-based S3B grant with a target value of $3 million, each in accordance with those programs grant cycles. In Fiscal 2019, our Compensation Committee eliminated the EIP and S3B bonus programs and replaced them with our performance based LTIP bonus program. Based on the review of peer groups, Mr. Maura received an LTIP grant with target value of $5.4 million for Fiscal 2021. In addition, at the discretion of the Compensation Committee and/or the Board, Mr. Maura is also eligible to receive future grants and/or participate in future multi-year incentive programs.
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
Agreement with Mr. Smeltser
On September 9, 2019, the Company entered into an employment agreement with Jeremy W. Smeltser. Pursuant to the Smeltser Employment Agreement, the initial term was until September 30, 2020 and thereafter is subject to automatic one-year
renewals, subject to earlier termination. Pursuant to the Smeltser Employment Agreement, Mr. Smeltser will receive an annual base salary of $500,000, subject to periodic review and increase by the Compensation Committee, in its discretion. Beginning in Fiscal 2022, Mr. Smeltser’s annual base salary was increased by 10% to $550,000. In addition, Mr. Smeltser will receive a performance-based cash bonus under the MIP for each fiscal year (commencing with Fiscal 2020) during the term of the agreement. The MIP bonus will be based on a target of 80% (and a maximum of 160%) of Mr. Smeltser’s base salary paid during the applicable fiscal year, provided that the Company achieves certain annual performance goals as established by the Board and/or Compensation Committee. If such performance goals are met, the MIP bonus will be payable in cash, provided that Mr. Smeltser remains employed with the corporation on the date the bonus is paid.
The Smeltser Employment Agreement provides that on or prior to December 31, 2019, Mr. Smeltser will receive an equity or equity based award with a grant date value of $1,000,000 and that for each subsequent fiscal year ending during the term (commencing with Fiscal 2021), he shall be eligible to receive an equity or equity based award with a target value of 200% of his base salary. Beginning in Fiscal 2022, Mr. Smeltser’s annual equity award grant date target value was increased by 18% to $1,180,000.
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
Agreements with Mr. Lewis
On September 9, 2019, Mr. Lewis was promoted to the office of Executive Vice President and entered into the Lewis Employment Agreement, which superseded a prior severance agreement. Pursuant to the Lewis Employment Agreement, the initial term was until September 30, 2020 and thereafter is subject to automatic one-year
renewals, subject to earlier termination. Pursuant to the Lewis Employment Agreement, Mr. Lewis will receive an annual base salary of $550,000, subject to periodic review and increase by the Compensation Committee, in its discretion. In addition, Mr. Lewis will receive a performance-based cash bonus under the MIP for each fiscal year (commencing with Fiscal 2020) during the term of the agreement. The MIP bonus will be based on a target of 90% (and a maximum of 180%) of Mr. Lewis’s base salary paid during the applicable fiscal year, provided that the Company achieves certain annual performance goals as established by the Board and/or Compensation Committee. If such performance goals are met, the MIP bonus will be payable in cash, provided that Mr. Lewis remains employed with the corporation on the date the bonus is paid.
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
Agreement with Mr. Zargar
On September 13, 2018, the Company and SBI and Mr. Zargar entered into an employment agreement which became effective as of October 1, 2018. The initial term of the Zargar Employment Agreement was until September 30, 2021, subject to earlier termination, with automatic one-year
renewals thereafter. The Zargar Employment Agreement provides Mr. Zargar with an annual base salary of $400,000 and he will be eligible to receive a performance-based management incentive plan bonus for each fiscal year starting in Fiscal 2019, based on a target of at least 60% of the then-current base salary (the “Target Amount”) paid during the applicable fiscal year during the term, provided the Company achieves certain annual performance goals as established by the Board and/or the Compensation Committee. If such performance goals are met, the bonus will be payable in cash. If Mr. Zargar exceeds the performance targets, the bonus will be increased in accordance with the formula approved by the Compensation Committee provided that the bonus will not exceed 200% of the Target Amount.
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
Agreements with Ms. Long
On September 9, 2019, the Company entered into the Long Letter Agreement and the Long Severance Agreement with Ms. Long. Pursuant to the Long Letter Agreement, effective as of September 9, 2019, Ms. Long was promoted to Senior Vice President, Global Human Resources Officer for the Company and was promoted to Senior Vice President and Chief Human Resources Officer effective November 2021. Effective as of September 9, 2019, Ms. Long’s base salary was increased from $250,000 to $300,000
(pro-rated
for Fiscal 2019). Beginning in Fiscal 2020, Ms. Long’s target bonus was increased from 40% to 60% and her long-term incentive award for Fiscal 2021 is $350,000. Beginning in Fiscal 2022, Ms. Long’s base salary was increased by 20% to $360,000 and equity award grant date target value was increased by 40% to $490,000.
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
Amounts Payable upon Termination or Change in Control
The following tables set forth the amounts that would have been payable at September 30, 2021 to each of our NEOs who were employed by the Company as NEOs on the last day of Fiscal 2021 under the various scenarios for termination of employment or a change in control of the Company had such scenarios occurred on September 30, 2021.

David Maura	Termination Scenarios (Assumes Termination on 9/30/2021)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause			Upon Death or Disability		Change in Control & Termination
Cash Severance (1)	$–		$2,425,000		$2,425,000		$2,425,000
Annual Bonus (2)	$–		$1,941,300		$1,941,300		$1,941,300
Equity Awards (Intrinsic Value) (3)	$–	$			$–		$–
Unvested Restricted Stock	$–		$8,295,928	(4)	$8,295,928	(4)	$27,652,839	(5)
Other Benefits	$–		$–		$–		$–
Health and Welfare (6)	$–		$10,589		$10,589		$10,589
Car allowance (7)	$–		$24,000		$24,000		$24,000
Accrued, Unused Vacation (8)	$–		$18,639		$18,639		$18,639

Total	$–		$12,715,456		$12,715,456		$32,072,367

(1)
Reflects cash severance payment, under the applicable termination scenarios, of $500,000 for termination of the role of CEO, plus 1.5x Executive Chairman base salary and 1.0x the Fiscal 2021 Executive Chairman target bonus. Payments are to be made in monthly installments over 12 or 18 months (for the CEO and Executive Chairman payments, respectively) subject to the requirements of Section 409A of the Internal Revenue Code.

(2)	Reflects annual MIP bonus for Fiscal 2021 payable at 173% of target. Payment is subject to Section 409A of the Internal Revenue Code.
(3)	Reflects value of accelerated vesting of equity awards, if any, using a stock price of $95.67 which was the Company’s closing price on September 30, 2021.
(4)	Upon a termination without cause or due to death or disability or for resignation with good reason, all time-based RSUs would be payable.
(5)
Upon a termination in connection with a change in control that occurs between 60 days prior to the change in control and the one-year
anniversary of the change in control, all RSUs and PSUs would be subject to accelerated vesting at target.

(6)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
(7)	Reflects 12 months of car allowance continuation, which Mr. Maura is currently electing not to receive.
(8)	Represents compensation for 43.1 hours of unused vacation time in Fiscal 2021.

Jeremy W. Smeltser	Termination Scenarios (Assumes Termination on 9/30/2021)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control & Termination
Cash Severance (1)	$–	$1,150,000		$1,150,000		$1,150,000
Annual Bonus (2)	$–	$640,000		$640,000		$640,000
Equity Awards (Intrinsic Value) (3)	$–	$–		$–		$–
Unvested Restricted Stock	$–	$280,878	(4)	$280,878	(4)	$280,878	(4)
Other Benefits	$–	$–		$–		$–
Health and Welfare (5)	$–	$10,589		$10,589		$10,589
Car allowance (6)	$–	$22,684		$22,684		$22,684
Accrued, Unused Vacation (7)	$–	$10,355		$10,355		$10,355

Total	$–	$2,114,506		$2,114,506		$2,114,506

(1)
Reflects cash severance payment, under the applicable termination scenarios, of 1.5x base salary and 1.0x the Fiscal 2021 target bonus. Payments are to be made in monthly installments over 18 months subject to the requirements of Section 409A of the Internal Revenue Code.

(2)	Reflects annual MIP bonus for Fiscal 2021 payable at 160% of target. Payment is subject to Section 409A of the Internal Revenue Code.

(3)	Reflects value of accelerated vesting of equity awards, if any, using a stock price of $95.67 which was the Company’s closing price on September 30, 2021.
(4)
Upon a termination without cause or due to death or disability, for resignation with good reason or termination in connection with a change in control, all PSUs will be forfeited. In addition, RSUs will vest pro rata based on days worked during the vesting period (December 2, 2019 through December 2, 2022 for the 2020 LTIP RSUs and December 4, 2020 through December 4, 2023 for the 2021 LTIP RSUs).

(5)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
(6)	Reflects 12 months of car allowance continuation.
(7)	Represents compensation for 43.1 hours of unused vacation time in Fiscal 2021.

Randal D. Lewis	Termination Scenarios (Assumes Termination on 9/30/2021)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control & Termination
Cash Severance (1)	$–	$1,320,000		$1,320,000		$1,320,000
Annual Bonus (2)	$–	$792,000		$792,000		$792,000
Equity Awards (Intrinsic Value) (3)	$–	$–		$–		$–
Unvested Restricted Stock	$–	$1,781,160	(4)	$1,781,160	(4)	$1,781,160	(4)
Other Benefits	$–	$–		$–		$–
Health and Welfare (5)	$–	$10,589		$10,589		$10,589
Car allowance (6)	$–	$27,228		$27,228		$27,228
Accrued, Unused Vacation (7)	$–	$814		$814		$814

Total	$–	$3,931,791		$3,931,791		$3,931,791

(1)
Reflects cash severance payment, under the applicable termination scenarios, of 1.5x the Executive’s current base salary plus 1.0x the Fiscal 2021 target bonus. Payments are to be made in monthly installments over 18 months, subject to the requirements of Section 409A of the Internal Revenue Code.

(2)	Reflects annual MIP bonus for Fiscal 2021 payable at 160% of target. Payment is subject to the requirements of Section 409A of the Internal Revenue Code.
(3)	Reflects value of accelerated vesting of equity awards, if any, using a stock price of $95.67 which was the Company’s closing price on September 30, 2021.
(4)
Upon a termination without cause or due to death or disability, for resignation with good reason or termination in connection with a change in control, all PSUs will be forfeited. In addition, RSUs will vest pro rata based on days worked during the vesting period (December 3, 2018 through December 3, 2021 for the 2019 LTIP RSUs, December 2, 2019 through December 2, 2022 for the 2020 LTIP RSUs and December 4, 2020 through December 4, 2023 for the 2021 LTIP RSUs).

(5)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
(6)	Reflects 12 months of car lease payment continuation.
(7)	Represents compensation for 3.1 hours of unused vacation time in Fiscal 2021.

Ehsan Zargar	Termination Scenarios (Assumes Termination on 9/30/2021)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control & Termination
Cash Severance (1)	$–	$1,556,000		$1,556,000			$1,556,000
Annual Bonus (2)	$–	$384,000		$384,000			$384,000
Equity Awards (Intrinsic Value) (3)	$–	$–		$–		$
Unvested Restricted Stock	$–	$8,193,466	(4)	$8,193,466	(4)		$8,193,466	(4)
Other Benefits	$–	$–		$–			$–

Ehsan Zargar	Termination Scenarios (Assumes Termination on 9/30/2021)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause	Upon Death or Disability	Change in Control & Termination
Health and Welfare (5)	$–	$10,589	$10,589	$10,589
Car allowance(6)	$–	$25,093	$25,093	$25,093
Accrued, Unused Vacation (7)	$–	$23,669	$23,669	$23,669

Total	$–	$10,192,817	$10,192,817	$10,192,817

(1)
Reflects cash severance payment, under the applicable termination scenarios, of 2.99x the Executive’s current base salary plus 1.5x the Fiscal 2021 target bonus. Payments are to be made in monthly installments over 18 months, subject to the requirements of Section 409A of the Internal Revenue Code.

(2)	Reflects annual MIP bonus for Fiscal 2021 payable at 160% of target. Payment is subject to the requirements of Section 409A of the Internal Revenue Code.
(3)	Reflects value of accelerated vesting of equity awards, if any, using a stock price of $95.67 which was the Company’s closing price on September 30, 2021.
(4)
Upon a termination without cause or in connection with a change in control or for resignation with good reason or for death or disability, all RSUs and PSUs would be subject to accelerated vesting at target.

(5)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
(6)	Reflects 12 months of car allowance continuation.
(7)	Represents compensation for 123.1 hours of unused vacation time in Fiscal 2021.

Rebeckah Long	Termination Scenarios (Assumes Termination on 9/30/2021)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control & Termination
Cash Severance (1)(2)	$–	$300,000		$300,000		$300,000
Annual Bonus (3)	$–	$–		$–		$–
Equity Awards (Intrinsic Value) (4)	$–	$–		$–		$–
Unvested Restricted Stock	$–	$–	(5)	$–	(5)	$–	(5)
Other Benefits	$–	$–		$–		$–
Health and Welfare (6)	$–	$10,589		$10,589		$10,589
Car allowance (7)	$–	$12,000		$12,000		$12,000
Accrued, Unused Vacation (8)	$–	$5,348		$5,348		$5,348

Total	$–	$327,937		$327,937		$327,937

(1)	Should the executive resign with good reason, the severance payment will not be payable.
(2)	Reflects cash severance payment, under the applicable termination scenarios, of 52 weeks of weekly salary.
(3)	No payment would be required under existing agreements.
(4)	Reflects value of accelerated vesting of equity awards, if any, using a stock price of $95.67 which was the Company’s closing price on September 30, 2021.
(5)	Upon a termination without cause or due to death or disability, for resignation with good reason or termination in connection with a change in control, all RSUs and PSUs would be forfeited.
(6)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
(7)	Reflects 12 months of car allowance continuation.
(8)	Represents compensation for 37.1 hours of unused vacation time in Fiscal 2021.

Compensation Committee Report
Our Compensation Committee has reviewed and discussed the section of this report entitled
“Compensation Discussion and Analysis”
with management. Based on this review and discussion, the Committee has recommended to our Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.
Compensation Committee
Terry L. Polistina (Chair)
Sherianne James
Gautam Patel
Fiscal 2021 CEO Pay Ratio
Under rules adopted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we are required to determine and disclose the ratio of the annual total compensation of our CEO to that of our global median employee.
To determine the median employee, we made a determination from our global employee population, excluding
non-U.S.
locations to the extent that the total employees excluded in these locations in aggregate did not exceed 5% of our total employee population at the time of the determination. We established a consistently applied compensation measure of annualized base pay, converted to U.S. dollars based on applicable exchange rates as of September 30, 2021. Our population was evaluated as of September 30, 2021 and reflects paid compensation for the entire fiscal year. Where allowed under the rule, we have annualized compensation for employees newly hired during Fiscal 2021.
Based on the above determination, the total compensation (using the same methodology as we use for our NEOs as set forth in the Summary Compensation Table in this report) for the median employee is $19,342. Using the CEO’s total compensation of $8,606,325 under the same methodology, the resulting ratio is 445:1. The pay ratio reported here is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership Table
The following table sets forth information regarding beneficial ownership of our common stock as of January 2, 2022, by:

•	each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock (each, a “5% Stockholder”);

•	our NEOs for Fiscal 2021;

•	each of our directors; and

•	all directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% Stockholders is based upon filings with the SEC and other publicly available information. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of beneficial ownership set forth below is based upon 41,023,773 shares of common stock issued and outstanding as of the close of business on January 2, 2022. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to vested options, as well as options and RSUs held by that person that are currently expected to vest within 60 days of January 2, 2022, are all deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Spectrum Brands Holdings, Inc., 3001 Deming Way, Middleton, WI 53562.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares
5% Stockholders
FMR LLC (1)	5,621,827	13.7%
Vanguard Group Inc. (2)	3,766,026	9.2%

Our Directors and Named Executive Officers
Leslie L. Campbell (3)	2,295	*
Joan Chow (3)	1,854	*
Sherianne James	9,996	*
Randal D. Lewis	68,341	*
Rebeckah Long	8,777	*
David M. Maura (4)	732,756	1.8%
Gautam Patel	5,974	*
Terry L. Polistina	36,632	*
Hugh R. Rovit	37,693	*
Jeremy W. Smeltser	16,369	*
Ehsan Zargar (5)	102,058	*

All Directors and Executive Officers as a Group	1,022,745	2.5%

*	Indicates less than 1% of our outstanding common stock.

(1)	Based solely on a Schedule 13G/A, filed with the SEC on February 8, 2021. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.
(2)	Based solely on a Schedule 13G/A, filed with the SEC on February 10, 2021. The address of Vanguard Group Inc. is 100 Vanguard Blvd, Malvern, Pennsylvania 19355.
(3)	Mr. Campbell and Ms. Chow were appointed to the Board in April 2021.
(4)	Includes shares of common stock underlying options that have vested for Mr. Maura totaling 143,358.
(5)	Includes shares of common stock underlying options that have vested for Mr. Zargar totaling 8,967.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of Fiscal 2021 and written representations from certain reporting persons and except as set forth in the succeeding sentence, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were satisfied in a timely manner during Fiscal 2021 with respect to the Company. During Fiscal 2021, due to an administrative error, each of David M. Maura, Randal D. Lewis, Ehsan Zargar and Rebeckah Long filed one late report with respect to the vesting of certain restricted stock units and performance stock units and the disposition of share of the Company’s common stock to satisfy such person’s tax liability resulting from such vesting.

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
For more information on the Company’s policies and procedures for review and approval of related-person transactions, please see the Company’s Code of Ethics for the Principal Executive Officer and Senior Financial Officers and the Spectrum Brands Code of Business Conduct and Ethics, each of which is posted on the Company’s website at www.spectrumbrands.com under “
Investor Relations—Corporate Governance Documents.
”
Transactions with Significant Stockholders
None
Other Transactions
None

Appendix A
INFORMATION REGARDING
NON-GAAP
FINANCIAL MEASURES
This report contains
non-GAAP
metrics such as organic net sales and Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization). While we believe organic net sales and Adjusted EBITDA are useful supplemental information, such adjusted results are not intended to replace our financial results in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”) and should be read in conjunction with those GAAP results.
Organic Net Sales.
 We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and/or impact from acquisitions (where applicable). We believe this non-GAAP
measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and/or acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period. The following is a reconciliation of net sales to organic net sales for the fiscal year ended September 30, 2021 compared to net sales for the fiscal year ended September 30, 2020.

	September 30, 2021
(in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales September 30, 2020	Variance
HPC	$1,260.1	$(31.1)	$1,229.0	$—	$1,229.0	$1,107.6	$121.4	11.0%
GPC	1,129.9	(18.4)	1,111.5	(99.5)	1,012.0	962.6	49.4	5.1%
H&G	608.1	—	608.1	(23.2)	584.9	551.9	33.0	6.0%

Total	$2,998.1	$(49.5)	$2,948.6	$(122.7)	$2,825.9	$2,622.1	$203.8	7.8%

Adjusted EBITDA
. Adjusted EBITDA is a
non-GAAP
metric used by management that we believe provides useful information to investors because it reflects the ongoing operating performance and trends of our segments, excluding certain non-cash
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
EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:

•
Stock based and other incentive compensation costs that consist of costs associated with long-term compensation arrangements and other equity-based compensation based upon achievement of long-term performance metrics under the Company’s LTIP; and generally consist of non-cash,
stock-based compensation. During the year ended September 30, 2021, other incentive compensation also includes incentive bridge awards issued due to changes in the Company’s LTIP that allowed for cash based payment upon employee election but does not qualify for share-based compensation. All bridge awards fully vested in November 2020;

•	Restructuring and related charges, which consist of project costs associated with the restructuring initiatives across the Company’s segments;

•
Transaction related charges that consist of (1) transaction costs from acquisitions or subsequent project costs directly associated with integration of an acquired business with the consolidated group; and (2) transaction costs from divestitures and subsequent project costs to facilitate separation of shared operations, including development of transferred shared service operations, platforms and personnel transferred, and exiting of transition service arrangements (TSAs) and reverse TSAs;

•
Unallocated shared costs associated with discontinued operations from certain shared and center-led
administrative functions supporting the Company’s business units excluded from income from discontinued operations as they are not a direct cost of the discontinued business but a result of indirect allocations, including but not limited to, information technology, human resources, finance and accounting, supply chain, and commercial operations. Amounts attributable to unallocated shared costs would be mitigated through subsequent strategic or restructuring initiatives, TSAs, elimination of extraneous costs or re-allocation
or absorption by existing continuing operations following the completed sale of the discontinued operations;

•	Gains and losses attributable to the Company’s investment in Energizer common stock. During the year ended September 30, 2021, the Company sold its remaining shares in Energizer common stock;

•	Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations;

•	Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations after an acquisition;

•
Incremental reserves for
non-recurring
litigation or environmental remediation activity including the proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual nonrecurring claims with no previous history or precedent recognized during the year ended September 30, 2021;

•
Incremental costs realized under a three-year tolling agreement entered into with the buyer in consideration with the divestiture of the Coevorden Operations on March 29, 2020, for the continued production of dog and cat food products purchased to support GPC commercial operations and distribution in Europe;

•	Gain on extinguishment of the Salus CLO debt due to the discharge of the obligation during the year ended September 30, 2020;

•
Foreign currency gains and losses attributable to multicurrency loans for the year ended September 30, 2020, that were entered into with foreign subsidiaries in exchange for the receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestitures; and

•
Other adjustments primarily consisting of costs attributable to (1) incremental fines and penalties realized for delayed shipments following the transition of a third-party logistics service provider in GPC during the year ended September 30, 2021; (2) costs associated with Salus operations during the years ended September 30, 2021 and 2020 as they are not considered a component of continuing commercial products company; (3) expenses and cost recovery for flood damage at the Company’s facilities in Middleton, Wisconsin recognized during the year ended September 30, 2020; and (4) incremental costs for separation of a key executives during the year ended September 30, 2020

The following is a reconciliation net income from continuing operations to Adjusted EBITDA for the fiscal years ended September 30, 2021 and 2020.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	Year Ended September 30, 2021	Year Ended September 30, 2020
Net income (loss) from continuing operations	$15.3	$(52.4)
Income tax (benefit) expense	(26.4)	27.3
Interest expense	116.5	93.7
Depreciation and amortization	117.0	114.7

EBITDA	222.4	183.3
Share and incentive based compensation	29.4	36.1
Restructuring and related charges	40.3	71.6
Transaction related charges	56.3	23.1
Unallocated share costs	26.9	17.4
(Gain) loss on Energizer investment	(6.9)	16.8
Loss on sale of Coevorden operations	–	26.8
Write-off from impairment of intangible assets	–	24.2

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	Year Ended September 30, 2021	Year Ended September 30, 2020
Foreign currency loss on multicurrency divestiture loans	–	3.8
Salus CLO debt extinguishment	–	(76.2)
Inventory acquisition step-up	7.3	–
Legal and environmental remediation reserves	6.0	–
Coevorden tolling related charges	6.2	–
Other	3.9	(3.0)

Adjusted EBITDA	$391.8	$323.9

Net Sales	$2,998.1	$2,622.1

Adjusted EBITDA Margin	13.1%	12.4%

Pro Forma Adjusted EBITDA.
The following tables show the Company’s Pro Forma Adjusted EBITDA for the fiscal years ended September 30, 2021 and 2020. Pro Forma Adjusted EBITDA is defined as the Company’s Adjusted EBITDA, further adjusted to include the results of the Company’s Hardware and Home Improvement (“HHI”) segment.

Twelve Month Period Ended September 30, 2021 (in millions)	Continuing Operations	HHI	Proforma including HHI
Net income	$15.3	$180.5	$195.8
Income tax (benefit) expense	(26.4)	63.2	36.8
Interest expense	116.5	47.9	164.4
Depreciation and amortization	117.0	31.1	148.1

EBITDA	222.4	322.7	545.1
Share and incentive based compensation	29.4	0.9	30.3
Restructuring and related charges	40.3	0.7	41.0
Transaction related charges	56.3	–	56.3
Unallocated shared costs	26.9	(26.9)	–
Gain on Energizer investment	(6.9)	–	(6.9)
Inventory acquisition step-up	7.3	–	7.3
Legal and environmental remediation reserves	6.0	–	6.0
Coevorden tolling related charges	6.2	–	6.2
Other	3.9	–	3.9

Adjusted EBITDA	$391.8	$297.4	$689.2

Net Sales	$2,998.1	$1,615.8	$4,613.9

Adjusted EBITDA Margin	13.1%	18.4%	14.9%

Twelve Month Period Ended September 30, 2020 (in millions)	Continuing Operations	HHI	Proforma including HHI
Net income	$(52.4)	$136.9	$84.5
Income tax expense	27.3	43.6	70.9
Interest expense	93.7	50.8	144.5
Depreciation and amortization	114.7	33.9	148.6

EBITDA	183.3	265.2	448.5
Share and incentive based compensation	36.1	7.5	43.6
Restructuring and related charges	71.6	1.0	72.6
Transaction related charges	23.1	–	23.1
Unallocated shared costs	17.4	(17.4)	–

Loss on Energizer investment	16.8	–	16.8
Loss on sale of Coevorden operations	26.8	–	26.8
Write-off from impairment of intangible assets	24.2	–	24.2
Foreign currency loss on multicurrency divestiture loans	3.8	–	3.8
Salus CLO debt extinguishment	(76.2)	–	(76.2)
Other	(3.0)	$–	(3.0)

Adjusted EBITDA	$323.9	$256.3	$580.2

Net Sales	$2,622.1	$1,342.1	$3,964.2

Adjusted EBITDA Margin	12.4%	19.1%	14.6%

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(b)	List of Exhibits.
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

Exhibit 2.5
Asset and Stock Purchase Agreement, dated as of September 8, 2021, by and between Spectrum Brands, Inc. and ASSA ABLOY AB (incorporated herein by reference to Exhibit 2.5 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 23, 2021 (File No. 001-4219)) (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.)

Exhibit 3.1
Amended and Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on July 13, 2018 (File No. 001-4219)).

Exhibit 3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on August 3, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 3, 2021 (File No. 001-4219)).

Exhibit 3.3
Third Restated By-Laws of Spectrum Brands Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 17, 2019 (File No. 001-04219)).

Exhibit 3.4
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

Exhibit 3.6
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

Exhibit 4.6	Indenture governing the 3.875% Senior Notes due 2031, dated as of March 3, 2021, among Spectrum Brands, Inc., the guarantors party thereto and US Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on March 3, 2021 (File No. 001-4219).

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

Exhibit 10.2
First Amendment to Amended and Restated Credit Agreement, dated as of March 3, 2021 (to the Amended and Restated Credit Agreement dated as of June 30, 2020), by and among the Company, SB/RH Holdings, Royal Bank of Canada, as the administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on March 3, 2021 (File No. 001-4219)).

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

Exhibit 10.6+
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

Exhibit 10.9+
Amended and Restated Employment Agreement dated April 25, 2018, by and between Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David M. Maura (filed by incorporation by reference to Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on September 1, 2018 (File No. 001-34757)).

Exhibit 10.10+
Employment Agreement, dated as of September 13, 2018, by and among Ehsan Zargar, Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) and Spectrum Brands, Inc. (incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on November 23, 2018 (File No. 001-4219)).

Exhibit 10.11+
Form of Agreement with David Maura and Ehsan Zargar Regarding Certain Provisions of Such Executive’s Respective Prior Separation Agreements with HRG Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on February 7, 2019 (File No. 001-4219)).

Exhibit 10.12+
Employment Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Jeremy W. Smeltser. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc.(f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.13+
Employment Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Randal D. Lewis. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc.(f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.14+
Letter Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Rebeckah Long. (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.15+
Severance Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Rebeckah Long. (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.16+
Form of Restricted Stock Unit Award Agreement effective as of December 22, 2020 (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on May 7, 2021 (File No. 001-4219)).

Exhibit 10.17+
Form of Performance Based Restricted Stock Unit Agreement effective as of December 22, 2020 (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on May 7, 2021 (File No. 001-4219)).

Exhibit 10.18+
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
Date: January 21, 2022

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