Form 10-Q
period 2022-01-02
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2022-02-04
CIK 109177, 1592706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2022
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
As of February 1, 2022, there were 40,775,575 shares outstanding of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.
SB/RH Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with a reduced disclosure format as permitted by general instruction H(2).

Forward-Looking Statements
We have made or implied certain forward-looking statements in this document. All statements, other than statements of historical facts included or incorporated by reference in this document, including the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations, without limitation, statements or expectations regarding our business strategy, future operations, financial condition, estimated revenues, projected costs, projected synergies, prospects, plans and objectives of management, information concerning expected actions of third parties are forward-looking statements. When used in this report, the words future, anticipate, pro forma, seek, intend, plan, envision, estimate, believe, belief, expect, project, forecast, outlook, goal, target, could, would, will, can, should, may and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
Since these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:
•our ability to consummate the announced Tristar acquisition on expected terms, and within the anticipated time period, or at all, which is dependent on the parties' ability to satisfy certain closing conditions, and our ability to realize the benefits of the transaction;
•our ability to create an independent Global Appliances business on expected terms,and within the anticipated time period, or at all, and to realize the potential benefits of such business;
•our ability to successfully separate the Company's Home and Personal Care business and to realize the expected benefits of such separation terms, and within anticipated time period, or at all;
•our ability to create a pure play Company composed of our Global Pet Care and Home & Garden business and to realize the expected benefits of such creation, and within anticipated time period, or at all;
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
•the effects of political or economic conditions, terrorist attacks, acts of war, including any potential conflict in Ukraine, natural disasters, public health concerns or other unrest in international markets;

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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
As of January 2, 2022, and September 30, 2021
(unaudited)

(in millions)	January 2, 2022	September 30, 2021
Assets
Cash and cash equivalents	$204.9	$187.9
Trade receivables, net	298.6	248.4
Other receivables	64.2	63.7
Inventories	648.4	562.8
Prepaid expenses and other current assets	62.6	40.8
Current assets of business held for sale	1,842.6	1,810.0
Total current assets	3,121.3	2,913.6
Property, plant and equipment, net	260.4	260.2
Operating lease assets	56.3	56.5
Deferred charges and other	74.9	38.8
Goodwill	866.8	867.2
Intangible assets, net	1,189.2	1,204.1
Total assets	$5,568.9	$5,340.4
Liabilities and Shareholders' Equity
Current portion of long-term debt	$12.1	$12.0
Accounts payable	347.5	388.6
Accrued wages and salaries	34.3	67.4
Accrued interest	35.0	29.9
Other current liabilities	208.0	211.9
Current liabilities of business held for sale	431.3	454.3
Total current liabilities	1,068.2	1,164.1
Long-term debt, net of current portion	2,946.9	2,494.3
Long-term operating lease liabilities	42.6	44.5
Deferred income taxes	70.7	59.5
Other long-term liabilities	92.6	99.0
Total liabilities	4,221.0	3,861.4
Commitments and contingencies (Note 19)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	2,025.5	2,063.8
Accumulated earnings	350.4	359.9
Accumulated other comprehensive loss, net of tax	(231.3)	(235.3)
Treasury stock	(804.8)	(717.0)
Total shareholders' equity	1,340.3	1,471.9
Non-controlling interest	7.6	7.1
Total equity	1,347.9	1,479.0
Total liabilities and equity	$5,568.9	$5,340.4
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Income
For the three month periods ended January 2, 2022 and January 3, 2021
(unaudited)

	Three Month Periods Ended
(in millions, except per share)	January 2, 2022	January 3, 2021
Net Sales	$757.2	$736.2
Cost of goods sold	537.6	483.3
Restructuring and related charges	0.3	0.1
Gross profit	219.3	252.8
Selling	136.0	114.8
General and administrative	67.5	77.8
Research and development	7.6	6.5
Restructuring and related charges	17.1	8.9
Transaction related charges	14.9	19.0
Total operating expenses	243.1	227.0
Operating (loss) income	(23.8)	25.8
Interest expense	21.8	23.1
Other non-operating expense (income), net	0.6	(8.9)
(Loss) income from continuing operations before income taxes	(46.2)	11.6
Income tax benefit	(16.0)	(4.1)
Net (loss) income from continuing operations	(30.2)	15.7
Income from discontinued operations, net of tax	38.8	57.2
Net income	8.6	72.9
Net income from continuing operations attributable to non-controlling interest	—	1.0
Net income (loss) from discontinued operations attributable to non-controlling interest	0.4	(0.2)
Net income attributable to controlling interest	$8.2	$72.1
Amounts attributable to controlling interest
Net (loss) income from continuing operations attributable to controlling interest	$(30.2)	$14.7
Net income from discontinued operations attributable to controlling interest	38.4	57.4
Net income attributable to controlling interest	$8.2	$72.1
Earnings Per Share
Basic earnings per share from continuing operations	$(0.73)	$0.34
Basic earnings per share from discontinued operations	0.93	1.34
Basic earnings per share	$0.20	$1.68
Diluted earnings per share from continuing operations	$(0.73)	$0.34
Diluted earnings per share from discontinued operations	0.93	1.34
Diluted earnings per share	$0.20	$1.68
Dividend per share	$0.42	$0.42
Weighted Average Shares Outstanding
Basic	41.3	42.9
Diluted	41.3	43.0
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Comprehensive Income
For the three month periods ended January 2, 2022 and January 3, 2021
(unaudited)

	Three Month Periods Ended
(in millions)	January 2, 2022	January 3, 2021
Net income	$8.6	$72.9
Other comprehensive income
Foreign currency translation gain	6.8	19.4
Deferred tax effect	(4.5)	5.3
Net unrealized gain on foreign currency translation	2.3	24.7
Unrealized gain (loss) on derivative instruments
Unrealized gain (loss) on hedging activity before reclassification	1.2	(12.4)
Net reclassification for (gain) loss to income from continuing operations	(2.1)	2.6
Net reclassification for (gain) loss to income from discontinued operations	(0.5)	0.1
Unrealized loss on hedging instruments after reclassification	(1.4)	(9.7)
Deferred tax effect	4.5	2.5
Net unrealized gain (loss) on hedging derivative instruments	3.1	(7.2)
Defined benefit pension loss
Defined benefit pension gain (loss) before reclassification	0.6	(2.2)
Net reclassification for loss to income from continuing operations	1.0	1.1
Defined benefit pension gain (loss) after reclassification	1.6	(1.1)
Deferred tax effect	(2.9)	0.2
Net defined benefit pension loss	(1.3)	(0.9)
Net change to derive comprehensive income for the period	4.1	16.6
Comprehensive income	12.7	89.5
Comprehensive income from continuing operations attributable to non-controlling interest	—	0.1
Comprehensive income from discontinuing operations attributable to non-controlling interest	0.1	0.3
Comprehensive income attributable to controlling interest	$12.6	$89.1
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholder’s Equity
For the three month periods ended January 2, 2022 and January 3, 2021
(unaudited)

Three Month Period Ended January 2, 2022	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2021	41.8	$0.5	$2,063.8	$359.9	$(235.3)	$(717.0)	$1,471.9	$7.1	$1,479.0
Net loss from continuing operations	—	—	—	(30.2)	—	—	(30.2)	—	(30.2)
Income from discontinued operations, net of tax	—	—	—	38.4	—	—	38.4	0.4	38.8
Other comprehensive income, net of tax	—	—	—	—	4.0	—	4.0	0.1	4.1
Treasury stock repurchases	(1.1)	—	—	—	—	(110.0)	(110.0)	—	(110.0)
Restricted stock issued and related tax withholdings	0.3	—	(46.6)	—	—	22.2	(24.4)	—	(24.4)
Share based compensation	—	—	8.3	—	—	—	8.3	—	8.3
Dividends declared	—	—	—	(17.7)	—	—	(17.7)	—	(17.7)
Balances at January 2, 2022	41.0	$0.5	$2,025.5	$350.4	$(231.3)	$(804.8)	$1,340.3	$7.6	$1,347.9

Three Month Period Ended January 3, 2021	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2020	43.1	$0.5	$2,054.3	$243.9	$(284.7)	$(606.5)	$1,407.5	$8.3	$1,415.8
Net income from continuing operations	—	—	—	14.7	—	—	14.7	1.0	15.7
Income (loss) from discontinued operations, net of tax	—	—	—	57.4	—	—	57.4	(0.2)	57.2
Other comprehensive income, net of tax	—	—	—	—	16.2	—	16.2	0.4	16.6
Treasury stock repurchases	(0.6)	—	—	—	—	(42.3)	(42.3)	—	(42.3)
Restricted stock issued and related tax withholdings	0.2	—	(18.6)	—	—	11.7	(6.9)	—	(6.9)
Share based compensation	—	—	7.5	—	—	—	7.5	—	7.5
Dividends declared	—	—	—	(18.4)	—	—	(18.4)	—	(18.4)
Dividends paid by subsidiary to NCI	—	—	—	—	—	—	—	(1.0)	(1.0)
Balances at January 3, 2021	42.7	$0.5	$2,043.2	$297.6	$(268.5)	$(637.1)	$1,435.7	$8.5	$1,444.2
            See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the three month periods ended January 2, 2022 and January 3, 2021
(unaudited)

	Three Month Periods Ended
(in millions)	January 2, 2022	January 3, 2021
Cash flows from operating activities
Net income	$8.6	$72.9
Income from discontinued operations, net of tax	38.8	57.2
Net (loss) income from continuing operations	(30.2)	15.7
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	25.4	27.1
Share based compensation	5.6	6.4
Gain on equity investment	—	(6.0)
Amortization of debt issuance costs and debt discount	1.4	1.4
Inventory acquisition step-up	—	0.8
Deferred tax benefit	(27.3)	(13.2)
Net changes in operating assets and liabilities	(230.7)	(142.9)
Net cash used by operating activities from continuing operations	(255.8)	(110.7)
Net cash (used) provided by operating activities from discontinued operations	(15.3)	0.6
Net cash used by operating activities	(271.1)	(110.1)
Cash flows from investing activities
Purchases of property, plant and equipment	(14.1)	(7.6)
Proceeds from disposal of property, plant and equipment	0.1	0.1
Business acquisitions, net of cash acquired	—	(129.8)
Proceeds from sale of equity investment	—	60.5
Net cash used by investing activities from continuing operations	(14.0)	(76.8)
Net cash used by investing activities from discontinued operations	(5.0)	(4.2)
Net cash used by investing activities	(19.0)	(81.0)
Cash flows from financing activities
Payment of debt	(3.2)	(53.6)
Proceeds from issuance of debt	465.0	0.1
Treasury stock purchases	(110.0)	(42.3)
Dividends paid to shareholders	(17.3)	(17.8)
Share based award tax withholding payments, net of proceeds upon vesting	(24.5)	(7.1)
Other financing activity	—	0.3
Net cash provided (used) by financing activities from continuing operations	310.0	(120.4)
Net cash used by financing activities from discontinued operations	(0.4)	(1.4)
Net cash provided (used) by financing activities	309.6	(121.8)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	5.8
Net change in cash, cash equivalents and restricted cash in continuing operations	17.0	(307.1)
Cash, cash equivalents, and restricted cash, beginning of period	190.0	533.7
Cash, cash equivalents, and restricted cash, end of period	$207.0	$226.6
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$14.7	$16.9
Cash paid for interest associated with discontinued operations	$12.1	$11.4
Cash paid for taxes associated with continued operations	$6.6	$6.2
Cash paid for taxes associated with discontinued operations	$6.4	$2.0
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$0.2	$0.1
Non cash financing activities
Issuance of shares through stock compensation plan	$33.4	$16.6
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Financial Position
As of January 2, 2022 and September 30, 2021
(unaudited)

(in millions)	January 2, 2022	September 30, 2021
Assets
Cash and cash equivalents	$203.3	$186.2
Trade receivables, net	298.6	248.4
Other receivables	150.4	146.4
Inventories	648.4	562.8
Prepaid expenses and other current assets	62.6	40.8
Current assets of business held for sale	1,842.6	1,810.0
Total current assets	3,205.9	2,994.6
Property, plant and equipment, net	260.4	260.2
Operating lease assets	56.3	56.5
Deferred charges and other	49.6	35.1
Goodwill	866.8	867.2
Intangible assets, net	1,189.2	1,204.1
Total assets	$5,628.2	$5,417.7
Liabilities and Shareholder's Equity
Current portion of long-term debt	$12.1	$12.0
Accounts payable	347.7	388.8
Accrued wages and salaries	34.3	67.4
Accrued interest	35.0	29.9
Other current liabilities	203.3	214.4
Current liabilities of business held for sale	431.3	454.3
Total current liabilities	1,063.7	1,166.8
Long-term debt, net of current portion	2,946.9	2,494.3
Long-term operating lease liabilities	42.6	44.5
Deferred income taxes	264.0	272.4
Other long-term liabilities	100.1	106.3
Total liabilities	4,417.3	4,084.3
Commitments and contingencies (Note 19)
Shareholder's equity
Other capital	2,158.7	2,174.8
Accumulated deficit	(725.8)	(614.9)
Accumulated other comprehensive loss, net of tax	(231.2)	(235.2)
Total shareholder's equity	1,201.7	1,324.7
Non-controlling interest	9.2	8.7
Total equity	1,210.9	1,333.4
Total liabilities and equity	$5,628.2	$5,417.7
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Income
For the three month periods ended January 2, 2022 and January 3, 2021
(unaudited)

	Three Month Periods Ended
(in millions)	January 2, 2022	January 3, 2021
Net Sales	$757.2	$736.2
Cost of goods sold	537.6	483.3
Restructuring and related charges	0.3	0.1
Gross profit	219.3	252.8
Selling	136.0	114.8
General and administrative	67.2	77.2
Research and development	7.6	6.5
Restructuring and related charges	17.1	8.9
Transaction related charges	14.9	19.0
Total operating expenses	242.8	226.4
Operating (loss) income	(23.5)	26.4
Interest expense	21.8	23.2
Other non-operating expense (income), net	0.6	(8.9)
(Loss) income from continuing operations before income taxes	(45.9)	12.1
Income tax benefit	(15.8)	(4.0)
Net (loss) income from continuing operations	(30.1)	16.1
Income from discontinued operations, net of tax	38.8	57.2
Net income	8.7	73.3
Net income from continuing operations attributable to non-controlling interest	—	1.0
Net income (loss) from discontinued operations attributable to non-controlling interest	0.4	(0.2)
Net income attributable to controlling interest	$8.3	$72.5
Amounts attributable to controlling interest
Net (loss) income from continuing operations attributable to controlling interest	$(30.1)	$15.1
Net income from discontinued operations attributable to controlling interest	38.4	57.4
Net income attributable to controlling interest	$8.3	$72.5
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Comprehensive Income
For the three month periods ended January 2, 2022 and January 3, 2021
(unaudited)

	Three Month Periods Ended
(in millions)	January 2, 2022	January 3, 2021
Net income	$8.7	$73.3
Other comprehensive income
Foreign currency translation gain	6.8	19.4
Deferred tax effect	(4.5)	5.3
Net unrealized gain on foreign currency translation	2.3	24.7
Unrealized gain (loss) on derivative instruments
Unrealized gain (loss) on hedging activity before reclassification	1.2	(12.4)
Net reclassification for (gain) loss to income from continuing operations	(2.1)	2.6
Net reclassification for (gain) loss to income from discontinued operations	(0.5)	0.1
Unrealized loss on hedging instruments after reclassification	(1.4)	(9.7)
Deferred tax effect	4.5	2.5
Net unrealized gain (loss) on hedging derivative instruments	3.1	(7.2)
Defined benefit pension loss
Defined benefit pension gain (loss) before reclassification	0.6	(2.2)
Net reclassification for loss to income from continuing operations	1.0	1.1
Defined benefit pension gain (loss) after reclassification	1.6	(1.1)
Deferred tax effect	(2.9)	0.2
Net defined benefit pension loss	(1.3)	(0.9)
Net change to derive comprehensive income for the period	4.1	16.6
Comprehensive income	12.8	89.9
Comprehensive income from continuing operations attributable to non-controlling interest	—	0.1
Comprehensive income from discontinuing operations attributable to non-controlling interest	0.1	0.3
Comprehensive income attributable to controlling interest	$12.7	$89.5
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder’s Equity
For the three month periods ended January 2, 2022 and January 3, 2021
(unaudited)

Three Month Period Ended January 2, 2022 (in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2021	$2,174.8	$(614.9)	$(235.2)	$1,324.7	$8.7	$1,333.4
Net loss from continuing operations	—	(30.1)	—	(30.1)	—	(30.1)
Income from discontinued operations, net of tax	—	38.4	—	38.4	0.4	38.8
Other comprehensive income, net of tax	—	—	4.0	4.0	0.1	4.1
Restricted stock issued and related tax withholdings	(24.3)	—	—	(24.3)	—	(24.3)
Share based compensation	8.2	—	—	8.2	—	8.2
Dividends paid to parent	—	(119.2)	—	(119.2)	—	(119.2)
Balances at January 2, 2022	$2,158.7	$(725.8)	$(231.2)	$1,201.7	$9.2	$1,210.9

Three Month Period Ended January 3, 2021 (in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2020	$2,154.1	$(614.2)	$(284.6)	$1,255.3	$9.9	$1,265.2
Net income from continuing operations	—	15.1	—	15.1	1.0	16.1
Income (loss) from discontinued operations, net of tax	—	57.4	—	57.4	(0.2)	57.2
Other comprehensive income, net of tax	—	—	16.2	16.2	0.4	16.6
Restricted stock issued and related tax withholdings	(7.1)	—	—	(7.1)	—	(7.1)
Share based compensation	7.5	—	—	7.5	—	7.5
Dividends paid to parent	—	(60.1)	—	(60.1)	—	(60.1)
Dividends paid by subsidiary to NCI	—	—	—	—	(1.0)	(1.0)
Balances at January 3, 2021	$2,154.5	$(601.8)	$(268.4)	$1,284.3	$10.1	$1,294.4
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Cash Flows
For the three month periods ended January 2, 2022 and January 3, 2021
(unaudited)

	Three Month Periods Ended
(in millions)	January 2, 2022	January 3, 2021
Cash flows from operating activities
Net income	$8.7	$73.3
Income from discontinued operations, net of tax	38.8	57.2
Net (loss) income from continuing operations	(30.1)	16.1
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	25.4	27.1
Share based compensation	5.6	6.4
Gain on equity investment	—	(6.0)
Amortization of debt issuance costs and debt discount	1.4	1.4
Inventory acquisition step-up	—	0.8
Deferred tax benefit	(27.1)	(13.1)
Net changes in operating assets and liabilities	(263.5)	(148.0)
Net cash used by operating activities from continuing operations	(288.3)	(115.3)
Net cash (used) provided by operating activities from discontinued operations	(15.3)	0.7
Net cash used by operating activities	(303.6)	(114.6)
Cash flows from investing activities
Purchases of property, plant and equipment	(14.1)	(7.6)
Proceeds from disposal of property, plant and equipment	0.1	0.1
Business acquisitions, net of cash acquired	—	(129.8)
Proceeds from sale of equity investment	—	60.5
Net cash used by investing activities from continuing operations	(14.0)	(76.8)
Net cash used by investing activities from discontinued operations	(5.0)	(4.2)
Net cash used by investing activities	(19.0)	(81.0)
Cash flows from financing activities
Payment of debt	(3.2)	(53.6)
Proceeds from issuance of debt	465.0	0.1
Payment of cash dividends to parent	(119.2)	(60.1)
Net cash provided (used) by financing activities from continuing operations	342.6	(113.6)
Net cash used by financing activities from discontinued operations	(0.4)	(1.4)
Net cash provided (used) by financing activities	342.2	(115.0)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	5.8
Net change in cash, cash equivalents and restricted cash	17.1	(304.8)
Cash, cash equivalents, and restricted cash, beginning of period	188.3	529.7
Cash, cash equivalents, and restricted cash, end of period	$205.4	$224.9
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$14.7	$16.9
Cash paid for interest associated with discontinued operations	$12.1	$11.4
Cash paid for taxes associated with continued operations	$6.6	$6.2
Cash paid for taxes associated with discontinued operations	$6.4	$2.0
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$0.2	$0.1
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
NOTE 1– BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Fiscal Period-End
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and its majority owned subsidiaries in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
SBH’s and SB/RH’s fiscal year ends September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three month periods included within this Quarterly Report for the Company are January 2, 2022 and January 3, 2021.
Newly Adopted Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The new standard also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years and was adopted by the Company on October 1, 2021. The adoption did not have a material impact on the Company's condensed consolidated financial statements.
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to clarify certain optional expedients in Topic 848. The ASU can be adopted no later than December 31, 2022 with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.
Transaction related charges
Transaction related charges consist of transaction costs from (1) a qualifying strategic transaction or business development opportunity, including an acquisition or divestiture, whether or not consummated, associated with the purchase or sale of net assets or equity interest of a business such as a business combination, equity investment, joint venture or purchase or sale of non-controlling interest; (2) subsequent integration related project costs directly associated with an acquisition including realized costs for the integration of acquired operations into the Company’s shared service platforms, termination of redundant or duplicative positions and locations, operations and/or products, employee transition costs, professional fees, and other post business combination expenses; and (3) divestiture support and separation costs consisting of incremental costs incurred to facilitate separation of a divested business or operation, including the development of shared service operations impacted by a separation, including impacts to shared platforms and personnel impacted by the transaction. Qualifying cost types include, but are not limited to, banking, advisory, legal, accounting, valuation, or other professional fees; and including impairment loss on existing assets considered duplicative or redundant and directly attributable to the respective transactions. See Note 2 - Divestitures and Note 3 – Acquisitions for further discussion. The following table summarizes transaction related charges incurred by the Company during the three month periods ended January 2, 2022 and January 3, 2021:

	Three Month Periods Ended
(in millions)	January 2, 2022	January 3, 2021
HHI divestiture and separation	$4.3	$—
Rejuvenate acquisition and integration	4.3	—
Armitage acquisition and integration	0.7	4.8
Other	5.6	14.2
Total transaction related charges	$14.9	$19.0

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES
The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the accompanying Condensed Consolidated Statements of Income for the three month periods ended January 2, 2022 and January 3, 2021:

	Three Month Periods Ended
(in millions)	January 2, 2022	January 3, 2021
Income from discontinued operations before income taxes - HHI	$60.0	$94.1
Loss from discontinued operations before income taxes - Other	(0.3)	(0.3)
Interest on corporate debt allocated to discontinued operations	10.4	12.7
Income from discontinued operations before income taxes	49.3	81.1
Income tax expense from discontinued operations	10.5	23.9
Income from discontinued operations, net of tax	38.8	57.2
Income (loss) from discontinued operations, net of tax attributable to noncontrolling interest	0.4	(0.2)
Income from discontinued operations, net of tax attributable to controlling interest	$38.4	$57.4
Interest from corporate debt allocated to discontinued operations includes interest on Term Loans required to be paid down using proceeds received on disposal on sale of a business, and interest expense from corporate debt not directly attributable to or related to other operations based on the ratio of net assets of the disposal group held for sale to the consolidated net assets plus consolidated debt, excluding debt assumed in transaction, required to be repaid, or directly attributable to other operations of the Company. Corporate debt, including Term Loans required to be paid down, are not classified as held for sale as they are not directly attributable to the identified disposal group.
HHI
On September 8, 2021, the Company entered into a definitive Asset and Stock Purchase Agreement (the "ASPA") with ASSA ABLOY AB ("ASSA") to sell its HHI segment for cash proceeds of $4.3 billion, subject to customary purchase price adjustments. The Company's assets and liabilities associated with the HHI disposal group have been classified as held for sale and the respective operations have been classified as discontinued operations and reported separately for all periods presented.
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
The consummation of the acquisition is subject to certain customary conditions, including, among other things, (i) the absence of a material adverse effect on HHI, (ii) the expiration or termination of required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the receipt of certain other antitrust approvals in certain specified foreign jurisdictions (the conditions contained in (ii) and (iii) together, the “Antitrust Conditions”), (iv) the accuracy of the representations and warranties of the parties generally subject to a customary material adverse effect standard (as described in the ASPA) or other customary materiality qualifications), (v) the absence of governmental restrictions on the consummation of the acquisition in certain jurisdictions, and (vi) material compliance by the parties with their respective covenants and agreements under the ASPA. The consummation of the transaction is not subject to any financing condition. The Company is engaged with antitrust regulators in the ongoing regulatory review of the transaction and the Company is currently working to respond to such regulators' requests for additional information. Although the timing and outcome of the regulatory process cannot be predicted, the Company currently expects the merger review process to last for several months. As such, though there can be no assurance when the transaction will close, if at all, the Company does not expect the transaction to close before June 2022.
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES (continued)
The following table summarizes the assets and liabilities of the HHI disposal group classified as held for sale as of January 2, 2022 and September 30, 2021:

(in millions)	January 2, 2022	September 30, 2021
Assets
Trade receivables, net	$84.7	$130.2
Other receivables	9.3	12.1
Inventories	399.5	332.2
Prepaid expenses and other current assets	38.2	39.1
Property, plant and equipment, net	150.1	143.5
Operating lease assets	66.1	55.5
Deferred charges and other	8.7	11.7
Goodwill	711.1	710.9
Intangible assets, net	374.9	374.8
Total assets of business held for sale	$1,842.6	$1,810.0
Liabilities
Current portion of long-term debt	$1.4	$1.5
Accounts payable	203.2	206.6
Accrued wages and salaries	24.0	41.7
Other current liabilities	70.3	75.9
Long-term debt, net of current portion	54.3	54.4
Long-term operating lease liabilities	54.8	48.6
Deferred income taxes	7.9	7.8
Other long-term liabilities	15.4	17.8
Total liabilities of business held for sale	$431.3	$454.3
The following table summarizes the components of income from discontinued operations before income taxes associated with the HHI divestiture in the accompanying Condensed Consolidated Statements of Operations for the three month periods ended January 2, 2022 and January 3, 2021:

(in millions)	January 2, 2022	January 3, 2021
Net sales	$374.7	$408.7
Cost of goods sold	245.0	240.8
Gross profit	129.7	167.9
Operating expenses	67.2	70.2
Operating income	62.5	97.7
Interest expense	0.9	0.8
Other non-operating expense, net	1.6	2.8
Income from discontinued operations before income taxes	$60.0	$94.1
Beginning in September 2021, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with the HHI disposal group classified as held for sale. Interest expense consists of interest from debt directly attributable to HHI operations that primarily consist of interest from finance leases. No impairment loss was recognized on the assets held for sale as the purchase price of the business less estimated cost to sell is more than its carrying value.
The following table presents significant non-cash items and capital expenditures of discontinued operations from the HHI divestiture:

(in millions)	January 2, 2022	January 3, 2021
Depreciation and amortization	$—	$8.6
Share and incentive based compensation	$2.8	$1.1
Purchases of property, plant and equipment	$5.0	$4.2

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES (continued)
Other
Income from discontinued operations before income taxes - Other includes incremental pre-tax loss on sale for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreement for sale and divestiture of its Global Batteries & Lighting ("GBL") and Global Auto Care ("GAC") divisions to Energizer Holdings, Inc. ("Energizer") during the year ended September 30, 2019. The Company and Energizer agreed to indemnify each other for losses arising from certain breaches of the acquisition agreement and for certain other matters. The Company has agreed to indemnify for certain liabilities relating to the assets retained, and Energizer agreed to indemnify the Company for certain liabilities assumed, in each case as described in the acquisition agreements. As of January 2, 2022 and September 30, 2021, the Company recognized $28.4 million and $36.5 million, respectively, related to indemnification payables in accordance with the acquisition agreements, including $10.8 million and $17.3 million, respectively, within Other Current Liabilities, primarily attributable to current income tax indemnifications, and $17.6 million and $19.2 million, respectively, within Other Long-Term Liabilities on the Company’s Condensed Consolidated Statements of Financial Position, primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits. Subsequently, effective January 2, 2020, Energizer closed its divestitures of the European based Varta® consumer battery business in the EMEA region to Varta AG and transferred all respective rights and indemnifications attributable to the Varta® consumer battery business provided by the GBL sale to Varta AG.
The Company entered into a series of transaction service agreements ("TSA") and reverse TSAs with Energizer to support various shared back office administrative functions including finance, sales and market, information technology, human resources, real estate and supply chain, customer service and procurement. TSAs associated with the Varta® consumer battery business were transferred to Varta AG as part of the subsequent divestiture by Energizer. Charges associated with TSAs are recognized as bundled service costs under a fixed fee structure by the respective service or function and geographic location, including one-time pass-through charges for warehousing, freight, amongst others, with variable expiration dates up 24 months. Charges associated with TSAs and reverse TSAs are recognized as a reduction to or increase in the respective operating costs as a component of operating expense or cost of goods sold depending upon the functions supported by or provided to the Company. Additionally, due to the commingled nature of the shared administrative functions, cash would be received and/or paid on behalf of the respective counterparty's operations, resulting in cash flow being commingled with operating cash flow of the Company which would settle on a net basis with TSA charges. During the three month period ended January 3, 2021, the Company recognized net loss of $1.8 million, consisting of TSA charges of $0.8 million and reverse TSA costs of $2.6 million. The Company had exited all outstanding TSAs and reverse TSAs in January 2021.
NOTE 3 - ACQUISITIONS
Rejuvenate Acquisition
On May 28, 2021, the Company acquired all ownership interests in For Life Products, LLC ("FLP") for a purchase price of $301.5 million. FLP is a leading manufacturer of household cleaning, maintenance, and restoration products sold under the Rejuvenate® brand. The net assets and operating results of FLP, since the acquisition date of May 28, 2021, are included in the Company’s Condensed Consolidated Statements of Income and reported within the H&G reporting segment for the three month periods ended January 2, 2022.
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
Customer relationships – The Company valued customer relationships using the multi-period excess earnings method under market participant distributor method of the income approach. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. Only expected sales from current customers were used, which are estimated using average annual expected growth rate of 4%. The Company assumed a customer attrition rate of 5%, which is supported by historical attrition rates. The discount rate applied to the projected cash flow was 10.5% and income taxes were estimated at the applicable statutory rate.
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
Armitage Acquisition
On October 26, 2020, the Company acquired all of the stock of Armitage Pet Care Ltd ("Armitage") for approximately $187.7 million. Armitage is a premium pet treats and toys business headquartered in Nottingham, United Kingdom, including a portfolio of brands that include Armitage's dog treats brand, Good Boy®, cat treats brand, Meowee!® and Wildbird®, bird feed products, among others, that are predominantly sold within the United Kingdom. The net assets and operating results of Armitage, since the acquisition date of October 26, 2020, are included in the Company’s Condensed Consolidated Statements of Income and reported within the GPC reporting segment for the three month periods ended January 2, 2022.
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
Tradenames - The Company valued the tradenames, the Good Boy® brand and the Wildbird® and Other brand portfolio, using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the tradenames were not owned. Royalty rates of 8% for valuation of Good Boy® and 3% for Wildbird® and Other were selected based on consideration of several factors, including prior transactions, related trademarks and tradenames, other similar trademark licensing, and transaction agreements and the relative profitability and perceived contribution of the tradenames. The discount rate applied to the projected cash flow was 11% based on a weighted-average cost of capital for the overall business. The resulting discounted cash flows were then tax-effected at the applicable statutory rate.
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
NOTE 4 - RESTRUCTURING AND RELATED CHARGES
Global Productivity Improvement Program – During the year ended September 30, 2019, the Company initiated a company-wide, multi-year program, which consists of various restructuring related initiatives to redirect resources and spending to drive growth, identify cost savings and pricing opportunities through standardization and optimization, develop organizational and operating optimization, and reduce overall operational complexity across the Company. Since the announcement of the project and completion of the Company’s divestitures of GBL and GAC during the year ended September 30, 2019, the project focus includes the transitioning of the Company’s continuing operations in a post-divestiture environment and separation from Energizer TSAs and reverse TSAs. Refer to Note 2 – Divestitures for further discussion of continuing involvement with Energizer.  The initiative includes review of global processes and organization design and structures; headcount reductions and transfers; and rightsizing the Company’s shared operations and commercial business strategy in certain regions and local jurisdictions; among others. Total cumulative costs incurred associated with the project were $154.0 million as of January 2, 2022, with approximately $1.7 million forecasted in the foreseeable future. The project costs are anticipated to be incurred through the fiscal year ending September 30, 2022.
GPC Edwardsville 3PL Transition - During the year ended September 30, 2021, the GPC segment entered into an initiative to transition its third party logistics (3PL) service provider at its Edwardsville, IL distribution center to optimize its operations and improve fill rates to meet customer requirements and handle projected growth. Costs incurred to facilitate the transition of service providers include one-time implementation and start-up costs with the new service provider, including the integration of the provider systems and technology, incremental compensation and incentive-based compensation to maintain performance during the transition period, duplicative and redundant costs between providers, and incremental costs for various disruptions in the operations during the transition period, including supplemental transportation and storage costs as the new 3PL operations are fully integrated and transitioned. Total cumulative costs incurred associated with the project were $21.8 million as of January 2, 2022, with approximately $3.7 million forecasted in the foreseeable future. The project costs are anticipated to be incurred through the first half of the fiscal year ending September 30, 2022.
SAP S/4 HANA ERP Transformation - During the year ended September 30, 2021, the Company began an initiative to transform its enterprise-wide operating system to SAP S/4 HANA. The initiative is a multi-year project that will include various project costs, including software configuration and implementation costs that would be recognized as a capital expenditure or deferred cost in accordance with applicable accounting policies. Certain restructuring related costs associated with the initiative include project development and management costs, and professional services with business partners engaged towards planning, design and business process review that would not qualify as software implementation costs. The Company is currently in the planning and design stage of the project. Total cumulative costs incurred associated with the project were $6.7 million as of January 2, 2022 with approximately $10.1 million forecasted in the foreseeable future. The project is a multi-year implementation with various phases that will be realized throughout the project timeline, depending upon business unit and/or jurisdiction, and is anticipated to be incurred through September 30, 2024.
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 4 - RESTRUCTURING AND RELATED CHARGES (continued)
The following summarizes restructuring and related charges for the three month periods ended January 2, 2022 and January 3, 2021:

	Three Month Periods Ended
(in millions)	January 2, 2022	January 3, 2021
Global productivity improvement program	$1.8	$9.0
GPC Edwardsville 3PL transition	10.3	—
SAP S/4 HANA ERP transformation	2.9	—
Other restructuring activities	2.4	—
Total restructuring and related charges	$17.4	$9.0
Reported as:
Cost of goods sold	$0.3	$0.1
Operating expense	17.1	8.9
The following is a summary of restructuring and related charges for the three month periods ended January 2, 2022 and January 3, 2021, cumulative costs for current restructuring initiatives, and estimated future costs to be incurred as of January 2, 2022, by cost type.

(in millions)	Termination Benefits	Other Costs	Total
For the three month period ended January 2, 2022	$0.6	$16.8	$17.4
For the three month period ended January 3, 2021	2.9	6.1	9.0
Cumulative costs through January 2, 2022	29.7	152.8	182.5
Estimated future costs to be incurred	—	15.5	15.5
The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type for the three month period ended January 2, 2022.

(in millions)	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2021	$4.6	$5.6	$10.2
Provisions	0.5	5.3	5.8
Cash expenditures	(0.7)	—	(0.7)
Non-cash items	(1.3)	0.6	(0.7)
Accrual balance at January 2, 2022	$3.1	$11.5	$14.6
The following summarizes restructuring and related charges by segment for the three month periods ended January 2, 2022 and January 3, 2021, cumulative costs incurred through January 2, 2022, and estimated future costs to be incurred by the Company’s segments:

(in millions)	HPC	GPC	H&G	Corporate	Total
For the three month period ended January 2, 2022	$0.6	$11.4	$—	$5.4	$17.4
For the three month period ended January 3, 2021	2.6	1.5	—	4.9	9.0
Cumulative costs through January 2, 2022	21.1	52.4	2.7	106.3	182.5
Estimated future costs to be incurred	0.7	4.2	—	10.6	15.5

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 5 – REVENUE RECOGNITION
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three month periods ended January 2, 2022 and January 3, 2021, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	Three Month Period Ended January 2, 2022				Three Month Period Ended January 3, 2021
(in millions)	HPC	GPC	H&G	Total	HPC	GPC	H&G	Total
Product Sales
NA	$127.4	$187.4	$72.6	$387.4	$142.6	$178.1	$80.3	$401.0
EMEA	159.4	94.4	—	253.8	167.5	81.3	—	248.8
LATAM	68.6	4.7	2.4	75.7	42.4	4.0	1.7	48.1
APAC	21.7	11.2	—	32.9	22.3	9.1	—	31.4
Licensing	2.6	2.7	0.3	5.6	3.7	1.8	0.3	5.8
Other	—	1.8	—	1.8	—	1.1	—	1.1
Total Revenue	$379.7	$302.2	$75.3	$757.2	$378.5	$275.4	$82.3	$736.2

The Company has a broad range of customers including many large mass retail customers. During the three month period ended January 2, 2022 and January 3, 2021, there were two large retail customers each exceeding 10% of consolidated Net Sales and representing 33.0% and 33.8% of consolidated Net Sales, respectively.
A significant portion of our product sales from our HPC segment, primarily in the NA and LATAM regions, are subject to the continued use and access to the Black and Decker® brand (B&D) through a license agreement with Stanley Black and Decker. The license agreement was recently renewed through June 30, 2025, including a sell-off period from April 1, 2025 to June 30, 2025 whereby the Company can continue to sell and distribute but no longer produce products subject to the License Agreement. Net sales from B&D product sales consist of $129.4 million and $111.6 million for the three month periods ended January 2, 2022 and January 3, 2021, respectively. All other significant brands and tradenames used in the Company’s commercial operations are directly owned and not subject to further restrictions.
In the normal course of business, the Company may allow customers to return product or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to be received. The allowance for product returns as of January 2, 2022, and September 30, 2021 was $13.3 million and $11.8 million, respectively.
NOTE 6 - RECEIVABLES AND CONCENTRATION OF CREDIT RISK
The allowance for uncollectible receivables as of January 2, 2022 and September 30, 2021 was $6.1 million and $6.7 million, respectively. The Company has a broad range of customers including many large mass retail customers. As of January 2, 2022 there were no large retail customers exceeding 10% of consolidated Net Trade Receivables. As of September 30, 2021, there was one large retail customer exceeding 10% of consolidated Net Trade Receivables and representing 14.7% of consolidated Net Trade Receivables.
NOTE 7 - INVENTORIES
Inventories consist of the following:

(in millions)	January 2, 2022	September 30, 2021
Raw materials	$87.7	$66.1
Work-in-process	11.0	8.3
Finished goods	549.7	488.4
	$648.4	$562.8
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(in millions)	January 2, 2022	September 30, 2021
Land, buildings and improvements	$83.3	$83.5
Machinery, equipment and other	384.4	383.0
Finance leases	145.9	146.1
Construction in progress	36.9	28.8
Property, plant and equipment	650.5	641.4
Accumulated depreciation	(390.1)	(381.2)
Property, plant and equipment, net	$260.4	$260.2
Depreciation expense from property, plant and equipment for the three month periods ended January 2, 2022 and January 3, 2021 was $12.2 million and $13.0 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 9 - GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following:

(in millions)	GPC	H&G	Total
As of September 30, 2021	$524.6	$342.6	$867.2
Foreign currency impact	(0.4)	—	(0.4)
As of January 2, 2022	$524.2	$342.6	$866.8
The carrying value of indefinite-lived intangibles and definite-lived intangibles assets subject to amortization and accumulated amortization are as follows:

	January 2, 2022			September 30, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable Intangible Assets:
Customer relationships	$618.0	$(359.7)	$258.3	$619.6	$(352.3)	$267.3
Technology assets	75.3	(27.0)	48.3	75.3	(25.8)	49.5
Tradenames	158.5	(145.5)	13.0	158.4	(141.9)	16.5
Total Amortizable Intangible Assets	851.8	(532.2)	319.6	853.3	(520.0)	333.3
Indefinite-lived Intangible Assets - Tradenames	869.6	—	869.6	870.8	—	870.8
Total Intangible Assets	$1,721.4	$(532.2)	$1,189.2	$1,724.1	$(520.0)	$1,204.1
There were no triggering events and no impairments of goodwill and intangible assets identified during the three month period ended January 2, 2022.
Amortization expense from the intangible assets for the three month periods ended January 2, 2022 and January 3, 2021 was $13.3 million and $14.1 million, respectively. Excluding the impact of any future acquisitions, dispositions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2022	$49.2
2023	40.1
2024	40.1
2025	38.0
2026	36.4

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 10 - DEBT
Debt consists of the following:

	January 2, 2022		September 30, 2021
(in millions)	Amount	Rate	Amount	Rate
Spectrum Brands Inc.
Revolver Facility, variable rate, expiring June 30, 2025	$465.0	3.4%	$—	—%
Term Loan Facility, variable rate, due March 3, 2028	397.0	2.5%	398.0	2.5%
5.75% Notes, due July 15, 2025	450.0	5.8%	450.0	5.8%
4.00% Notes, due October 1, 2026	482.2	4.0%	492.9	4.0%
5.00% Notes, due October 1, 2029	300.0	5.0%	300.0	5.0%
5.50% Notes, due July 15, 2030	300.0	5.5%	300.0	5.5%
3.875% Notes, due March 15, 2031	500.0	3.9%	500.0	3.9%
Obligations under finance leases	100.0	5.1%	101.9	4.9%
Total Spectrum Brands, Inc. debt	2,994.2		2,542.8
Unamortized discount on debt	(0.9)		(0.9)
Debt issuance costs	(34.3)		(35.6)
Less current portion	(12.1)		(12.0)
Long-term debt, net of current portion	$2,946.9		$2,494.3
The Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.75% per annum, or base rate plus margin ranging from 0.75% to 1.75% per annum. The LIBOR borrowings are subject to a 0.75% LIBOR floor. Our Revolver Facility allows for the LIBOR rate to be phased out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition. As a result of borrowings and payments under the Revolver Facility, the Company had borrowing availability of $116.0 million at January 2, 2022, net of outstanding letters of credit of $19.0 million.
The Term Loan Facility is subject to a rate per annum equal to either (1) the LIBO Rate (as defined in the Amended Credit Agreement), subject to a 0.50% floor, adjusted for statutory reserves, plus a margin of 2.00% per annum or (2) the Alternate Base Rate (As defined in the Amended Credit Agreement), plus a margin of 1.00% per annum.
Credit Agreement
On December 10, 2021, the Company entered into the second amendment (the "Amended Credit Agreement") to the Amended and Restated Credit Agreement (the "Credit Agreement") dated as of June 30, 2020. The Amended Credit Agreement includes certain modified terms from the existing Credit Agreement to provide for an alternate rate of interest to the Eurocurrency Rate applicable to Revolving Loans and Letters of Credit in Euro and Pounds Sterling. Pursuant to the Amended Credit Agreement, Sterling Overnight Index Average ("SONIA") replaced LIBO Rate as a reference rate for Revolving Loans and Letters of Credit denominated in Pounds Sterling and Euro Interbank Offered Rate ("EURIBOR") replaced LIBO Rate as a reference rate for Revolving Loans and Letters of Credit denominated in Euro. The Company currently has no borrowing under the Revolver Facility denominated in Euro or Pounds Sterling.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 11 – LEASES
The Company has leases primarily pertaining to manufacturing facilities, distribution centers, office space, warehouses, automobiles, machinery, computers, and office equipment that expire at various times through June 30, 2035. We have identified embedded operating leases within certain logistic agreements for warehouses and information technology services arrangements and recognized assets identified in the arrangements as part of operating right-of-use ("ROU") assets on the Company’s Condensed Consolidated Statements of Financial Position as of January 2, 2022 and September 30, 2021. We elected to exclude certain supply agreements that contain embedded leases for manufacturing facilities or dedicated manufacturing lines from our ROU asset and liability calculation based on the insignificant impact to our financial statements.
The following is a summary of the leases recognized on the Company’s Condensed Consolidated Statements of Financial Position as of January 2, 2022 and September 30, 2021:

(in millions)	Line Item	January 2, 2022	September 30, 2021
Assets
Operating	Operating lease assets	$56.3	$56.5
Finance	Property, plant and equipment, net	81.9	84.2
Total leased assets		$138.2	$140.7
Liabilities
Current
Operating	Other current liabilities	$19.1	$17.4
Finance	Current portion of long-term debt	8.1	7.9
Long-term
Operating	Long-term operating lease liabilities	42.6	44.5
Finance	Long-term debt, net of current portion	91.9	94.0
Total lease liabilities		$161.7	$163.8
As of January 2, 2022, the Company had no commitments related to leases executed that have not yet commenced.
The Company records its operating lease expense and amortization of finance lease ROU assets within Cost of Goods Sold or Operating Expenses in the Condensed Consolidated Statements of Income depending on the nature and use of the underlying asset. The Company records its finance interest cost within Interest Expense in the Condensed Consolidated Statements of Income.
The components of lease costs recognized in the Condensed Consolidated Statements of Income for the three month periods ended January 2, 2022 and January 3, 2021 are as follows:

	Three Month Periods Ended
(in millions)	January 2, 2022	January 3, 2021
Operating lease cost	$5.2	$3.8
Finance lease cost
Amortization of leased assets	2.7	3.1
Interest on lease liability	1.3	1.5
Variable lease cost	2.3	2.3
Total lease cost	$11.5	$10.7
During the three month periods ended January 2, 2022 and January 3, 2021, the Company recognized income attributable to leases and sub-leases of $0.5 million and $0.6 million, respectively. Income from leases and sub-leases is recognized as Other Non-Operating Income in the Condensed Consolidated Statements of Income.
The following is a summary of the Company’s cash paid for amounts included in the measurement of lease liabilities recognized in the Condensed Consolidated Statement of Cash Flow, including supplemental non-cash activity related to operating leases, for the three month periods ending January 2, 2022 and January 3, 2021:

	Three Month Periods Ended
(in millions)	January 2, 2022	January 3, 2021
Operating cash flow from operating leases	$5.4	$3.4
Operating cash flows from finance leases	1.3	1.5
Financing cash flows from finance leases	2.1	2.7
Supplemental non-cash flow disclosure
Acquisition of operating lease asset through lease obligations	4.8	7.3

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 11 – LEASES (continued)
The following is a summary of weighted-average lease term and discount rate at January 2, 2022 and September 30, 2021:

	January 2, 2022	September 30, 2021
Weighted average remaining lease term
Operating leases	4.4 years	4.6 years
Finance leases	10.2 years	10.4 years
Weighted average discount rate
Operating leases	4.1%	4.3%
Finance leases	5.1%	4.9%
At January 2, 2022, future lease payments under operating and finance leases were as follows:

(in millions)	Finance Leases	Operating Leases
2022 remaining balance	$9.5	$16.0
2023	13.5	19.9
2024	13.3	10.6
2025	11.9	7.5
2026	11.7	5.2
Thereafter	70.2	8.8
Total lease payments	130.1	68.0
Amount representing interest	(30.1)	(6.3)
Total minimum lease payments	$100.0	$61.7

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 - DERIVATIVES
Derivative financial instruments are used by the Company principally in the management of its foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.
Cash Flow Hedges
The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pound Sterling, Canadian Dollars, Australian Dollars, or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or inventory purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in Accumulated Other Comprehensive Income ("AOCI") and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Income. At January 2, 2022, the Company had a series of foreign exchange derivative contracts outstanding through June 30, 2023. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $2.5 million, net of tax. At January 2, 2022 and September 30, 2021, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $299.6 million and $279.9 million, respectively.
The following table summarizes the impact of designated cash flow hedges and the pre-tax gain (loss) recognized in the Condensed Consolidated Statements of Income for the three month periods ended January 2, 2022 and January 3, 2021, respectively:

	Loss in OCI		Reclassified Gain (Loss) to Continuing Operations
For the three month periods ended (in millions)	January 2, 2022	January 3, 2021	Line Item	January 2, 2022	January 3, 2021
Foreign exchange contracts	$(0.8)	$(13.3)	Cost of goods sold	$2.1	$(2.6)

Derivative Contracts Not Designated as Hedges for Accounting Purposes
The Company periodically enters into foreign exchange forward contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Australian Dollars, Polish Zlotys, Mexican Pesos, or Japanese Yen, among others. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or gain on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At January 2, 2022, the Company had a series of forward exchange contracts outstanding through July 20, 2022. At January 2, 2022 and September 30, 2021, the Company had $178.4 million and $198.4 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.
The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three month periods ended January 2, 2022 and January 3, 2021, pre-tax:

Three month Periods Ended (in millions)	Line Item	January 2, 2022	January 3, 2021
Foreign exchange contracts	Other non-operating expense (income)	$(1.2)	$(3.9)
Fair Value of Derivative Instruments
The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	January 2, 2022	September 30, 2021
Derivative Assets
Foreign exchange contracts - designated as hedge	Other receivables	$3.6	$5.2
Foreign exchange contracts - designated as hedge	Deferred charges and other	—	0.9
Foreign exchange contracts - not designated as hedge	Other receivables	0.5	0.7
Total Derivative Assets		$4.1	$6.8
Derivative Liabilities
Foreign exchange contracts - designated as hedge	Accounts payable	$0.1	$0.1
Foreign exchange contracts - designated as hedge	Other long term liabilities	0.3	—
Foreign exchange contracts - not designated as hedge	Accounts payable	0.8	2.4
Total Derivative Liabilities		$1.2	$2.5
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant as of January 2, 2022.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of January 2, 2022, and September 30, 2021, there was no cash collateral outstanding and no posted standby letters of credit related to such liability positions.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 – DERIVATIVES (continued)
Net Investment Hedge
SBI has €425.0 million aggregate principle amount of 4.00% Notes designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge are recognized as a component of foreign currency translation within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Expense (Income). As of January 2, 2022, the full principal amount was designated as a net investment hedge and considered fully effective. The following summarizes the gain (loss) from the net investment hedge recognized in Other Comprehensive Income for the three month periods ended January 2, 2022 and January 3, 2021, pre-tax:

Three Month Periods Ended (in millions)	January 2, 2022	January 3, 2021
Net investment hedge	$10.6	$(21.5)
Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries.
NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial and derivative instruments as of January 2, 2022 and September 30, 2021 according to the fair value hierarchy are as follows:

	January 2, 2022					September 30, 2021
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Derivative Assets	$—	$4.1	$—	$4.1	$4.1	$—	$6.8	$—	$6.8	$6.8
Derivative Liabilities	—	1.2	—	1.2	1.2	—	2.5	—	2.5	2.5
Debt	—	3,040.7	—	3,040.7	2,959.0	—	2,628.2	—	2,628.2	2,506.3
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
During the three month period ended January 3, 2021, the Company held equity investments in Energizer common stock valued at quoted market prices, recognizing unrealized income from changes in fair value and realized income from the sale of its investment, plus dividend income on the Condensed Consolidated Statements of Income. The Company sold its remaining investment in Energizer common stock in January 2021. The following is a summary of income recognized as a component of Other Non-Operating Income in the Company's Condensed Consolidated Statements of Income:

Three Month Period Ended
(in millions)	January 3, 2021
Unrealized gain on equity investments held	$0.8
Realized gain on equity investments sold	5.2
Gain on equity investments	6.0
Dividend income from equity investments	0.2
Gain from equity investments	$6.2

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 14 - EMPLOYEE BENEFIT PLANS
The net periodic benefit cost for defined benefit plans for the three month periods ended January 2, 2022 and January 3, 2021 are as follows:

	U.S. Plans		Non U.S. Plans
(in millions)	January 2, 2022	January 3, 2021	January 2, 2022	January 3, 2021
Three Month Periods Ended
Service cost	$0.1	$0.1	$0.4	$0.4
Interest cost	0.5	0.5	0.6	0.5
Expected return on assets	(0.8)	(0.9)	(1.2)	(1.0)
Recognized net actuarial loss	0.2	0.3	0.8	0.8
Net periodic benefit cost	$—	$—	$0.6	$0.7
Weighted average assumptions
Discount rate	2.70%	2.46%	1.00 - 2.00%	0.70 - 1.75%
Expected return on plan assets	5.00%	6.00%	0.99 - 4.06%	0.70 - 3.40%
Rate of compensation increase	N/A	N/A	2.50%	2.25%
Contributions to our pension and defined benefit plans, including discretionary amounts, for the three month periods ended January 2, 2022 and January 3, 2021 were $1.0 million and $2.7 million, respectively.
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
The following summarizes the activity of common stock repurchases under the programs for the three month periods ended January 2, 2022 and January 3, 2021:

	January 2, 2022			January 3, 2021
Three Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	1.1	$97.44	$110.0	—	$—	$—
Private Purchases	—	—	—	0.6	65.27	42.3
Total Purchases	1.1	$97.44	$110.0	0.6	$—	$42.3
During the fourth quarter ended September 30, 2021, SBH entered into a $150.0 million rule 10b5-1 repurchase plan to facilitate daily market share repurchases through September 16, 2022, until the cap is reached or until the plan is terminated. As of January 2, 2022 $125.9 million had been repurchased pursuant to the 10b5-1 repurchase plan.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 16 - SHARE BASED COMPENSATION
Share based compensation expense is recognized as General and Administrative Expenses on the Condensed Consolidated Statements of Income. The following is a summary of share based compensation expense for the three month periods ended January 2, 2022 and January 3, 2021 for SBH and SB/RH, respectively.

	Three Month Periods Ended
(in millions)	January 2, 2022	January 3, 2021
SBH	$5.6	$6.4
SB/RH	$5.6	$6.4
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
The following is a summary of the activity in the Company RSUs during the three month period ended January 2, 2022:

	SBH			SB/RH
(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 24 months	0.05	$97.01	$4.8	0.04	$97.01	$3.7
Vesting in more than 24 months	0.06	97.01	5.7	0.06	97.01	5.7
Total time-based grants	0.11	$97.01	$10.5	0.10	$97.01	$9.4
Performance-based grants
Vesting in more than 24 months	0.17	$97.01	$16.5	0.17	$97.01	$16.5
Total performance-based grants	0.17	$97.01	$16.5	0.17	$97.01	$16.5
Total grants	0.28	$97.01	$27.0	0.27	$97.01	$25.9

	SBH			SB/RH
(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
At September 30, 2021	1.46	$64.00	$93.2	1.43	$63.85	$91.6
Granted	0.28	97.01	27.0	0.27	97.01	25.9
Forfeited	(0.01)	64.08	(0.2)	(0.01)	64.08	(0.2)
Vested	(0.60)	55.10	(33.4)	(0.58)	54.36	(31.7)
At January 2, 2022	1.13	$76.95	$86.6	1.11	$76.78	$85.6
The remaining unrecognized pre-tax compensation cost for SBH and SB/RH at January 2, 2022 was $55.8 million and $54.8 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in the components of accumulated other comprehensive income (loss), net of taxes, was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2021	$(194.8)	$6.4	$(46.9)	$(235.3)
Other comprehensive income before reclassification	6.8	1.2	0.6	8.6
Net reclassification for (gain) loss to income from continuing operations	—	(2.1)	1.0	(1.1)
Net reclassification for gain to income from discontinued operations	—	(0.5)	—	(0.5)
Other comprehensive income (loss) before tax	6.8	(1.4)	1.6	7.0
Deferred tax effect	(4.5)	4.5	(2.9)	(2.9)
Other comprehensive income (loss), net of tax	2.3	3.1	(1.3)	4.1
Less: other comprehensive income from discontinued operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income (loss) attributable to controlling interest	2.2	3.1	(1.3)	4.0
Balance as of January 2, 2022	$(192.6)	$9.5	$(48.2)	$(231.3)

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2020	$(226.6)	$3.6	$(61.7)	$(284.7)
Other comprehensive income (loss) before reclassification	19.4	(12.4)	(2.2)	4.8
Net reclassification for loss to income from continuing operations	—	2.6	1.1	3.7
Net reclassification for loss to income from discontinued operations	—	0.1	—	0.1
Other comprehensive income (loss) before tax	19.4	(9.7)	(1.1)	8.6
Deferred tax effect	5.3	2.5	0.2	8.0
Other comprehensive income (loss), net of tax	24.7	(7.2)	(0.9)	16.6
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.1	—	—	0.1
Less: other comprehensive income from discontinued operations attributable to non-controlling interest	0.3	—	—	0.3
Other comprehensive income (loss) attributable to controlling interest	24.3	(7.2)	(0.9)	16.2
Balance at January 3, 2021	$(202.3)	$(3.6)	$(62.6)	$(268.5)
NOTE 18 - INCOME TAXES
The effective tax rate for the three month periods ended January 2, 2022 and January 3, 2021 was as follows:

	Three Month Periods Ended
Effective tax rate	January 2, 2022	January 3, 2021
SBH	34.7%	(34.9)%
SB/RH	34.5%	(32.6)%
The estimated annual effective tax rate applied to the three month period ended January 2, 2022 differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), certain nondeductible expenses, foreign rates that differ from the US federal statutory rate, and state income taxes. The Company has U.S. net operating loss carryforwards, which do not allow it to take advantage of the foreign-derived intangible income deduction. The Company’s federal effective tax rate on GILTI is therefore 21%.
During the three month period ended January 2, 2022, the Company recorded a $3.2 million tax benefit as an adjustment to the estimated benefit recorded in Fiscal 2021 for the Final Regulations issued under Internal Revenue Code Section 951A relating to the treatment of income that is subject to a high rate of tax under the GILTI regime. The Company completed and filed the amended return implementing these Regulations during the three month period ending January 2, 2022. The Company also recorded a $2.5 million tax benefit during the three month period ended January 2, 2022 for windfalls associated with the vesting of share compensation during the quarter. The Company generated a pretax loss on continuing operations in the fiscal quarter, so additional discrete tax benefits result in an increase to the quarter’s tax rate.
As of January 2, 2022, and September 30, 2021, there was $1.8 million of income tax receivable and $8.0 million of income taxes payable, respectively, with its parent company, on the SB/RH Condensed Consolidated Statements of Financial Position, calculated as if SB/RH were a separate taxpayer.

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
Shareholder Litigation. On July 12, 2019, an amended consolidated class action complaint filed earlier in 2018 was filed in the United States District Court for the Western District of Wisconsin (the “Court”) by the Public School Teachers’ Pension & Retirement Fund of Chicago and the Cambridge Retirement against Spectrum Brands’ Legacy, Inc. (“Spectrum Legacy”). The complaint alleges that the defendants violated the Securities Exchange Act of 1934. The amended complaint added HRG Group, Inc. (“HRG”), the predecessor to the Company, as a defendant and asserted additional claims against the Company on behalf of a purported class of HRG shareholders. The class period of the consolidated amended complaint is from January 26, 2017 to November 19, 2018, and the plaintiffs seek an unspecified amount of compensatory damages, interest, attorneys’ and expert fees and costs. During the year ended September 30, 2020, the Company reached a proposed settlement resulting in an insignificant loss, net of third-party insurance coverage and payment, pending final approval by the Court. In February 2021, the Court declined to approve the proposed settlement without prejudice because the Court determined that as a procedural matter the plaintiff’s counsel had not taken the appropriate actions to be appointed to represent the purported class of HRG shareholders. The court subsequently appointed separate counsel to represent the HRG shareholder class. In August 2021, the Company reached an agreement in principle, subject to final documentation and approval of the Court, to settle the claims of the Spectrum Legacy class, the cost of which has been defrayed by third-party insurance. In October 2021, the Company reached an agreement in principle, subject to final documentation and approval of the Court, to settle the claims of the HRG class, the cost of which has been defrayed by third-party insurance.
Environmental. The Company has provided for an estimated cost of $10.7 million and $11.3 million as of January 2, 2022 and September 30, 2021, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites, included in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations, or cash flows of the Company.
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of January 2, 2022 and September 30, 2021, the Company recognized $3.3 million and $3.0 million in product liability, respectively, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $0.4 million of warranty accruals as of January 2, 2022 and September 30, 2021, respectively, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 20 - SEGMENT INFORMATION
Net sales relating to the segments for the three month periods ended January 2, 2022 and January 3, 2021 are as follows:

	Three Month Periods Ended
(in millions)	January 2, 2022	January 3, 2021
HPC	$379.7	$378.5
GPC	302.2	275.4
H&G	75.3	82.3
Net sales	$757.2	$736.2
The Chief Operating Decision Maker of the Company uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based compensation costs consist of costs associated with long-term incentive compensation arrangements that generally consist of non-cash, stock-based compensation. During the three month period ended January 3, 2021, compensation costs included incentive bridge awards previously issued due to changes in the Company’s LTIP that allowed for cash based payment upon employee election but do not qualify for shared-based compensation, which were fully vested in November 2020. See Note 16 - Share Based Compensation for further details;
•Restructuring and related charges consist of project costs associated with the restructuring initiatives across the Company's segments. See Note 4 - Restructuring and Related Charges for further details;
•Transaction related charges are attributable to costs from qualifying strategic transaction or business opportunities, including an acquisition or divestiture, whether or not consummated, subsequent integration related project costs, divestiture support and incremental separation costs. See Note 1 – Basis of Presentation & Significant Accounting Policies for further details;
•Unallocated shared costs associated with discontinued operations from certain shared and center-led administrative functions the Company's business units excluded from income from discontinued operations as they are not a direct cost of the discontinued business but a result of indirect allocations, including but not limited to, information technology, human resources, finance and accounting, supply chain, and commercial operations. Amounts attributable to unallocated shared costs would be mitigated through subsequent strategic or restructuring initiatives, TSAs, elimination of extraneous costs, or re-allocations or absorption of existing continuing operations following the completed sale of the discontinued operations. See Note 2 - Divestitures for further details;
•Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations subsequent to an acquisition;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations;
•Gains attributable to the Company investment in Energizer common stock during the three month period ended January 3, 2021, which the Company subsequently sold its remaining shares in January 2021. See Note 13 – Fair Value of Financial Instruments for further details;
•Incremental reserves for non-recurring litigation or environmental remediation activity including the proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual nonrecurring claims with no previous history or precedent recognized during the three month period ended January 3, 2021 and the subsequent remeasurement during the three month period ended January 2, 2022;
•Incremental costs realized under a three-year tolling agreement entered into with the buyer in consideration with the divestiture of the Coevorden Operations on March 29, 2020, for the continued production of dog and cat food products purchased to support the GPC commercial operations and distribution in Europe; and
•Other adjustments are primarily attributable to (1) incremental fines and penalties realized for delayed shipments following the transition of third-party logistics service provider in GPC during the three month period ended January 2, 2022; and (2) costs associated with Salus as they are not considered a component of the continuing commercial products company;

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 20 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA for the reportable segments for SBH for the three month periods ended January 2, 2022 and January 3, 2021, are as follows:

	Three Month Periods Ended
SBH (in millions)	January 2, 2022	January 3, 2021
HPC	$27.4	$50.9
GPC	38.7	53.6
H&G	(7.3)	10.4
Total Segment Adjusted EBITDA	58.8	114.9
Corporate	9.5	9.0
Interest expense	21.8	23.1
Depreciation and amortization	25.4	27.1
Share and incentive based compensation	5.6	6.9
Restructuring and related charges	17.4	9.0
Transaction related charges	14.9	19.0
Unallocated shared costs	6.8	6.7
Inventory acquisition step-up	—	0.8
Gain on Energizer investment	—	(6.0)
Legal and environmental remediation reserves	(0.5)	6.0
Coevorden tolling related charges	1.5	1.6
Other	2.6	0.1
(Loss) income from continuing operations before income taxes	$(46.2)	$11.6
Segment Adjusted EBITDA for reportable segments for SB/RH for the three month periods ended January 2, 2022 and January 3, 2021 are as follows:

	Three Month Periods Ended
SB/RH (in millions)	January 2, 2022	January 3, 2021
HPC	$27.4	$50.9
GPC	38.7	53.6
H&G	(7.3)	10.4
Total Segment Adjusted EBITDA	58.8	114.9
Corporate	9.3	8.5
Interest expense	21.8	23.2
Depreciation and amortization	25.4	27.1
Share and incentive based compensation	5.6	6.9
Restructuring and related charges	17.4	9.0
Transaction related charges	14.9	19.0
Unallocated shared costs	6.8	6.7
Inventory acquisition step-up	—	0.8
Gain on Energizer investment	—	(6.0)
Legal and environmental remediation reserves	(0.5)	6.0
Coevorden tolling related charges	1.5	1.6
Other	2.5	—
(Loss) income from continuing operations before income taxes	$(45.9)	$12.1

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 21 - EARNINGS PER SHARE – SBH
The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three month periods ended January 2, 2022 and January 3, 2021 are as follows:

	Three Month Periods Ended
(in millions, except per share amounts)	January 2, 2022	January 3, 2021
Numerator
Net (loss) income from continuing operations attributable to controlling interest	$(30.2)	$14.7
Income from discontinued operations attributable to controlling interest	38.4	57.4
Net income attributable to controlling interest	$8.2	$72.1
Denominator
Weighted average shares outstanding - basic	41.3	42.9
Dilutive shares	—	0.1
Weighted average shares outstanding - diluted	41.3	43.0
Earnings per share
Basic earnings per share from continuing operations	$(0.73)	$0.34
Basic earnings per share from discontinued operations	0.93	1.34
Basic earnings per share	$0.20	$1.68
Diluted earnings per share from continuing operations	$(0.73)	$0.34
Diluted earnings per share from discontinued operations	0.93	1.34
Diluted earnings per share	$0.20	$1.68
Weighted average number of anti-dilutive shares excluded from denominator	0.2	—

NOTE 22 - SUBSEQUENT EVENT
On February 3, 2022, the Company entered into a definitive agreement to acquire the home appliances and cookware categories of Tristar Products, Inc. (the "Tristar Business") for a purchase price of $325 million, in cash, at closing, up to $100 million if certain gross profit targets are achieved in calendar year 2022, and another $25 million if certain other gross profit targets are achieved in calendar year 2023. The transaction is expected to close within the next 90 days. The acquisition of the Tristar Business will be funded by a combination of cash on hand and a $500 million incremental loan incurred as a new tranche under the Company's existing credit agreement.

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
Business Overview
The Company is a diversified global branded consumer products company.  We manage the businesses in three vertically integrated, product-focused segments: (i) Home and Personal Care (“HPC”), (ii) Global Pet Care (“GPC”), and (iii) Home and Garden (“H&G”).  The Company manufactures, markets and/or distributes its products globally in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors. We enjoy strong name recognition in our regions under our various brands and patented technologies across multiple product categories.  Global and geographic strategic initiatives and financial objectives are determined at the corporate level.  Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and the financial results for all product lines within that segment. The segments are supported through center-led shared service operations consisting of finance and accounting, information technology, legal, human resources, supply chain and commercial operations. See Note 20 – Segment Information for more information pertaining to segments of continuing operations. The following is an overview of the consolidated business, by segment, summarizing product types and brands:

Segment	Products	Brands
HPC
Home Appliances: Small kitchen appliances including toaster ovens, coffeemakers, slow cookers, blenders, hand mixers, grills, food processors, juicers, toasters, irons, kettles, and bread makers.
Personal Care: Hair dryers, flat irons and straighteners, rotary and foil electric shavers, personal groomers, mustache and beard trimmers, body groomers, nose and ear trimmers, women's shavers, and haircut kits.
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

Companion Animal: 8IN1® (8-in-1), Dingo®, Nature's Miracle®, Wild Harvest™, Littermaid®, Jungle®, Excel®, FURminator®, IAMS® (Europe only), Eukanuba® (Europe only), Healthy-Hide®, DreamBone®, SmartBones®, ProSense®, Perfect Coat®, eCOTRITION®, Birdola®, Good Boy®, Meowee!®, Wildbird®, and Wafcol®
Aquatics: Tetra®, Marineland®, Whisper®, Instant Ocean®, GloFish®, OmegaOne® and OmegaSea®

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

Household: Hot Shot®, Black Flag®, Real-Kill®, Ultra Kill®, The Ant Trap® (TAT), and Rid-A-Bug®.
Controls: Spectracide®, Garden Safe®, Liquid Fence®, and EcoLogic®.
Repellents: Cutter® and Repel®.
Cleaning: Rejuvenate®

The Company has a trademark license agreement (the "License Agreement") with Stanley Black & Decker ("SBD") pursuant to which we license the Black & Decker® (B&D) brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances within the Company's HPC segment: beverage products, food preparation products, garment care products and cooking products; which was set to expire December 31, 2021. The Company renewed the License Agreement through June 30, 2025, including a sell-off period from April 1, 2025 to June 30, 2025 whereby the Company can continue to sell and distribute but no longer produce products subject to the License Agreement. Under the terms of the License Agreement, we agree to pay SBD royalties based on a percentage of sales, with minimum annual royalty payments of $15.0 million, with the exception of the minimum annual royalty will no longer be applied effective January 1, 2024 through the expiration of the agreement on June 30, 2025. The License Agreement also requires us to comply with maximum annual return rates for products. Subsequent to the completion of the License Agreement, there are no non-competition provisions or restrictions provided following its expiration. See Note 5 - Revenue Recognition for further detail on revenue concentration from B&D branded products.
On September 8, 2021, the Company entered into a definitive Asset and Stock Purchase Agreement with ASSA ABLOY AB ("ASSA") to sell its Hardware and Home Improvement ("HHI") segment for cash proceeds of $4.3 billion, subject to customary purchase price adjustments. HHI consists of residential locksets and door hardware, including knobs, levers, deadbolts, handle sets, and electronic and connected locks under the Kwikset®, Weiser®, Baldwin®, Tell Manufacturing®, and EZSET® brands; kitchen and bath faucets and accessories under the Pfister® brand; and builders' hardware consisting of hinges, metal shapes, security hardware, rack and sliding door hardware, and gate hardware under the National Hardware® and FANAL® brands. The Company's assets and liabilities associated with the HHI disposal group have been classified as held for sale and the HHI operations have been classified as discontinued operations for all periods presented and notes to the consolidated financial statements have been updated for all periods presented to exclude information pertaining to discontinued operations and reflect only the continuing operations of the Company. Refer to Note 2 – Divestitures for more information on the HHI divestiture including the assets and liabilities classified as held for sale and income from discontinued operations. The Company is engaged with antitrust regulators in the ongoing regulatory review of the transaction and the Company is currently working to respond to such regulators' requests for additional information. Although the timing and outcome of the regulatory process cannot be predicted, the Company currently expects the merger review process to last for several months. As such, though there can be no assurance when the transaction will close, if at all, the Company does not expect the transaction to close before June 2022.
SB/RH is a wholly owned subsidiary of SBH. Spectrum Brands, Inc. (“SBI”), a wholly-owned subsidiary of SB/RH incurred certain debt guaranteed by SB/RH and domestic subsidiaries of SBI. See Note 10 - Debt for more information pertaining to debt. The reportable segments of SB/RH are consistent with the segments of SBH.

Acquisitions
The Company periodically evaluates strategic transactions that may result in the acquisition of a business or assets that qualify as recognition of a business combination. Acquisitions may impact the comparability of the consolidated or segment financial information with the inclusion of operating results for the acquired business in periods subsequent to acquisition date, the inclusion of acquired assets, both tangible and intangible (including goodwill), and the related amortization and depreciation of acquired assets. Moreover, the comparability of consolidated or segment financial information may be impacted by incremental costs to facilitate the transaction and supporting integration activities of the acquired operations with the consolidated group. The following acquisition activity may have a significant impact on the comparability of the financial results on the condensed consolidated financial statements.
•On May 28, 2021, the Company acquired all ownership interests in For Life Products, LLC ("FLP") for a purchase price of $301.5 million. FLP is a leading manufacturer of household cleaning, maintenance, and restoration products sold under the Rejuvenate® brand. The net assets and operating results of FLP are included in the Company’s Condensed Consolidated Statements of Income and reported within the H&G reporting segment for the three month period ended January 2, 2022.
•On October 26, 2020, the Company completed the acquisition of Armitage Pet Care Ltd ("Armitage") for $187.7 million. Armitage is a premium pet treats and toys business in Nottingham, United Kingdom including a portfolio of brands that include Armitage's dog treats brand, Good Boy®, cat treats brand, Meowee!®, and Wildbird® bird feed products, among others, that are predominantly sold within the United Kingdom. The net assets and results of operations of Armitage are included in the Company’s Condensed Consolidated Statements of Income and reported within the GPC reporting segment for the three month period ended January 2, 2022 and the three month period ended January 3, 2021, effective as of the acquisition date of October 26, 2020.
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
Refinancing Activity
Financing activity during and between comparable periods may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. During the year ended September 30, 2021, the Company completed its offering of $500.0 million aggregate principal amount of its 3.875% Notes and entered into a new Term Loan Facility in the aggregate principal amount of $400.0 million on March 3, 2021. The Company also redeemed $250.0 million of the 6.125% Notes and $550.0 million of the 5.75% Notes, with a call premium of $23.4 million and non-cash write-off of unamortized debt issuance costs of $7.9 million recognized as interest expense.
COVID-19
The COVID-19 pandemic and the resulting regulations continue to cause economic and social disruptions that contribute to ongoing uncertainties and may have an impact on the operations, cash flow and net assets of the Company. Such impacts may include, but are not limited to, volatility of demand for our products; disruptions and cost implications in manufacturing and supply arrangements; inability of third parties to meet obligations under existing arrangements; and significant changes to the political and economic environments in which we manufacture, sell, and distribute our products. The Company expects a continuing inflationary environment, marked with higher manufacturing and logistics costs as well as continued constraints with transportation and supply chain disruptions.
Despite the supply implications, the Company has experienced increased demand for our products compared to pre-pandemic levels. There have also been changes in consumer needs and spending during the COVID-19 pandemic, and while demand for our products remain strong, our teams continue to monitor demand shifts and there can be no assurance as to the level of demand that will prevail throughout the fiscal year. We believe the severity and duration of the COVID-19 pandemic to be uncertain and may contribute to retail volatility and consumer purchase behavior changes.
The COVID-19 pandemic has not had a materially negative impact on the Company’s liquidity position and we have not observed any material impairments. We continue to actively monitor our global cash and liquidity, and if necessary, could reinitiate mitigating efforts to manage non-critical spending and assess operating spend to preserve cash and liquidity. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so.
We expect the ultimate significance of the impact on our financial condition, results of operations, and cash flows will be dictated by the length of time that such circumstances continue, which will ultimately depend on the unforeseeable duration and severity of the COVID-19 pandemic, the emergence of variants and the effectiveness of vaccines against these variants, and any governmental and public actions taken in response.

Non-GAAP Measurements
Our consolidated and segment results contain non-GAAP metrics such as organic net sales, and adjusted EBITDA (“Earnings Before Interest, Taxes, Depreciation, Amortization”) and adjusted EBITDA margin. While we believe organic net sales and adjusted EBITDA are useful supplemental information, such adjusted results are not intended to replace our financial results in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”) and should be read in conjunction with those GAAP results.
Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and impact from acquisitions (when applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rates and acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior year.
The following is a reconciliation of reported net sales to organic net sales for the three month period ended January 2, 2022 compared to net sales for the three month period ended January 3, 2021:

Three Month Periods Ended (in millions, except %)	January 2, 2022
	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales January 3, 2021	Variance
HPC	$379.7	$5.1	$384.8	$—	$384.8	$378.5	$6.3	1.7%
GPC	302.2	2.2	304.4	(8.8)	295.6	275.4	20.2	7.3%
H&G	75.3	—	75.3	(7.7)	67.6	82.3	(14.7)	(17.9)%
Total	$757.2	$7.3	$764.5	$(16.5)	$748.0	$736.2	11.8	1.6%

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management, which we believe provide useful information to investors because they reflect ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. They also facilitate comparisons between peer companies since interest, taxes, depreciation, and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based compensation costs consist of costs associated with long-term incentive compensation arrangements that generally consist of non-cash, stock-based compensation. During the three month period ended January 3, 2021, compensation costs included incentive bridge awards previously issued due to changes in the Company’s LTIP that allowed for cash based payment upon employee election but do not qualify for shared-based compensation, which were fully vested in November 2020. See Note 16 - Share Based Compensation in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Restructuring and related charges consist of project costs associated with the restructuring initiatives across the Company's segments. See Note 4 - Restructuring and Related Charges in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Transaction related charges are attributable to costs from qualifying strategic transaction or business opportunities, including an acquisition or divestiture, whether or not consummated, subsequent integration related project costs, divestiture support and incremental separation costs. See Note 1 – Basis of Presentation & Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Unallocated shared costs associated with discontinued operations from certain shared and center-led administrative functions the Company's business units excluded from income from discontinued operations as they are not a direct cost of the discontinued business but a result of indirect allocations, including but not limited to, information technology, human resources, finance and accounting, supply chain, and commercial operations. Amounts attributable to unallocated shared costs would be mitigated through subsequent strategic or restructuring initiatives, TSAs, elimination of extraneous costs, or re-allocations or absorption of existing continuing operations following the completed sale of the discontinued operations. See Note 2 - Divestitures in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further details;
•Non-cash purchase accounting inventory adjustments recognized in earnings from continuing operations subsequent to an acquisition;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations;
•Gains attributable to the Company investment in Energizer common stock during the three month period ended January 3, 2021. which the Company subsequently sold its remaining shares in January 2021. See Note 13 – Fair Value of Financial Instruments in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Incremental reserves for non-recurring litigation or environmental remediation activity including the proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual nonrecurring claims with no previous history or precedent recognized during the three month period ended January 3, 2021 and the subsequent remeasurement during the three month period ended January 2, 2022;
•Incremental costs realized under a three-year tolling agreement entered into with the buyer in consideration with the divestiture of the Coevorden Operations on March 29, 2020, for the continued production of dog and cat food products purchased to support the GPC commercial operations and distribution in Europe; and
•Other adjustments are primarily attributable to (1) incremental fines and penalties realized for delayed shipments following the transition of third-party logistics service provider in GPC during the three month period ended January 2, 2022; and (2) costs associated with Salus as they are not considered a component of the continuing commercial products company.
Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of reported net sales for the respective period and segment.

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended January 2, 2022 and January 3, 2021 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended January 2, 2022
Net income (loss) from continuing operations	$19.0	$11.7	$(15.8)	$(45.1)	$(30.2)
Income tax benefit	—	—	—	(16.0)	(16.0)
Interest expense	—	—	—	21.8	21.8
Depreciation and amortization	7.8	9.2	4.7	3.7	25.4
EBITDA	26.8	20.9	(11.1)	(35.6)	1.0
Share and incentive based compensation	—	—	—	5.6	5.6
Restructuring and related charges	0.6	11.4	—	5.4	17.4
Transaction related charges	—	2.4	4.3	8.2	14.9
Unallocated shared costs	—	—	—	6.8	6.8
Legal and environmental remediation reserves	—	—	(0.5)	—	(0.5)
Coevorden tolling related charges	—	1.5	—	—	1.5
Other	—	2.5	—	0.1	2.6
Adjusted EBITDA	$27.4	$38.7	$(7.3)	$(9.5)	$49.3
Net Sales	$379.7	$302.2	$75.3	$—	$757.2
Adjusted EBITDA Margin	7.2%	12.8%	(9.7)%	—	6.5%
Three Month Period Ended January 3, 2021
Net income (loss) from continuing operations	$38.2	$34.0	$(0.5)	$(56.0)	$15.7
Income tax benefit	—	—	—	(4.1)	(4.1)
Interest expense	—	—	—	23.1	23.1
Depreciation and amortization	8.8	9.7	4.9	3.7	27.1
EBITDA	47.0	43.7	4.4	(33.3)	61.8
Share and incentive based compensation	—	—	—	6.9	6.9
Restructuring and related charges	2.6	1.5	—	4.9	9.0
Transaction related charges	1.3	6.0	—	11.7	19.0
Unallocated shared costs	—	—	—	6.7	6.7
Inventory acquisition step-up	—	0.8	—	—	0.8
Gain on Energizer investment	—	—	—	(6.0)	(6.0)
Legal and environmental remediation reserves	—	—	6.0	—	6.0
Coevorden tolling related charges	—	1.6	—	—	1.6
Other	—	—	—	0.1	0.1
Adjusted EBITDA	$50.9	$53.6	$10.4	$(9.0)	$105.9
Net Sales	$378.5	$275.4	$82.3	$—	$736.2
Adjusted EBITDA Margin	13.4%	19.5%	12.6%	—	14.4%

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended January 2, 2022 and January 3, 2021 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended January 2, 2022
Net income (loss) from continuing operations	$19.0	$11.7	$(15.8)	$(45.0)	$(30.1)
Income tax benefit	—	—	—	(15.8)	(15.8)
Interest expense	—	—	—	21.8	21.8
Depreciation and amortization	7.8	9.2	4.7	3.7	25.4
EBITDA	26.8	20.9	(11.1)	(35.3)	1.3
Share and incentive based compensation	—	—	—	5.6	5.6
Restructuring and related charges	0.6	11.4	—	5.4	17.4
Transaction related charges	—	2.4	4.3	8.2	14.9
Unallocated shared costs	—	—	—	6.8	6.8
Legal and environmental remediation reserves	—	—	(0.5)	—	(0.5)
Coevorden tolling related charges	—	1.5	—	—	1.5
Other	—	2.5	—	—	2.5
Adjusted EBITDA	$27.4	$38.7	$(7.3)	$(9.3)	$49.5
Net Sales	$379.7	$302.2	$75.3	$—	$757.2
Adjusted EBITDA Margin	7.2%	12.8%	(9.7)%	—	6.5%
Three Month Period Ended January 3, 2021
Net income (loss) from continuing operations	$38.2	$34.0	$(0.5)	$(55.6)	$16.1
Income tax benefit	—	—	—	(4.0)	(4.0)
Interest expense	—	—	—	23.2	23.2
Depreciation and amortization	8.8	9.7	4.9	3.7	27.1
EBITDA	47.0	43.7	4.4	(32.7)	62.4
Share and incentive based compensation	—	—	—	6.9	6.9
Restructuring and related charges	2.6	1.5	—	4.9	9.0
Transaction related charges	1.3	6.0	—	11.7	19.0
Unallocated shared costs	—	—	—	6.7	6.7
Inventory acquisition step-up	—	0.8	—	—	0.8
Gain on Energizer investment	—	—	—	(6.0)	(6.0)
Legal and environmental remediation reserves	—	—	6.0	—	6.0
Coevorden tolling related charges	—	1.6	—	—	1.6
Adjusted EBITDA	$50.9	$53.6	$10.4	$(8.5)	$106.4
Net Sales	$378.5	$275.4	$82.3	$—	$736.2
Adjusted EBITDA Margin	13.4%	19.5%	12.6%	—	14.5%

Consolidated Results of Operations
The following is summarized consolidated results of operations for SBH for the three month periods ended January 2, 2022 and January 3, 2021.

(in millions, except %)	Three Month Periods Ended		Variance
	January 2, 2022	January 3, 2021
Net sales	$757.2	$736.2	$21.0		2.9%
Gross profit	219.3	252.8	(33.5)		(13.3)%
Gross profit margin	29.0%	34.3%	(530)	bps
Operating expenses	243.1	227.0	16.1		7.1%
Interest expense	21.8	23.1	(1.3)		(5.6)%
Other non-operating expense (income), net	0.6	(8.9)	9.5		n/m
Income tax benefit	(16.0)	(4.1)	(11.9)		290.2%
Net (loss) income from continuing operations	(30.2)	15.7	(45.9)		n/m
Income from discontinued operations, net of tax	38.8	57.2	(18.4)		(32.2)%
Net income	8.6	72.9	(64.3)		(88.2)%
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the three month periods ended January 2, 2022 and January 3, 2021 and the principal components of changes in net sales for the respective periods.

(in millions, except %)	Three Month Periods Ended		Variance
	January 2, 2022	January 3, 2021
HPC	$379.7	$378.5	$1.2	0.3%
GPC	302.2	275.4	26.8	9.7%
H&G	75.3	82.3	(7.0)	(8.5)%
Net Sales	$757.2	$736.2	21.0	2.9%

(in millions)	Three Month Periods Ended
Net Sales for the period ended January 3, 2021	$736.2
Increase in GPC	20.2
Increase in HPC	6.3
Decrease in H&G	(14.7)
Acquisition sales	16.5
Foreign currency impact, net	(7.3)
Net Sales for the period ended January 2, 2022	$757.2
Gross Profit. Gross profit for the three month period decreased primarily due to accelerated freight and input cost inflation pacing ahead of pricing actions, lower volume compared to prior year post-COVID volume growth and product mix, partially offset by lower productivity.

Operating Expenses. Operating expenses for the three month period increased due to an increase in selling, general and administrative expenses of $10.9 million from higher distribution costs and operating inefficiencies from labor inflation and turnover with continued investment in marketing and new product development, offset by lower incentive compensation costs, including share based compensation, with an increase in restructuring and related charges of $8.2 million and decrease in transaction related costs of $4.1 million.

Interest Expense. Interest expense for the three month period decreased due to a lower average borrowing rate following refinancing activities in the prior year.

Other non-operating income, net. Other non-operating income for the three month period decreased due to realized gains on our investment in Energizer common stock in the prior year which the Company sold its remaining investment in January 2021.
Income Taxes. Our estimated annual effective tax rate was impacted for the three month period by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income, certain nondeductible expenses, foreign rates that differ from the US federal statutory rate, and state income taxes. During the three month period ended January 2, 2022, the Company recorded a $3.2 million benefit due to the impact of an amended return filed during the quarter and the Company also recognized an additional $2.5 million benefit due to windfalls associated with the vesting of share compensation during the quarter.
Income From Discontinued Operations. Income or loss attributable to discontinued operations primarily reflect the income from the discontinued operations of the HHI segment and the incremental changes to tax and legal indemnifications associated with the Company's divestitures of its GBL and GAC divisions to Energizer during the year ended September 30, 2019. Income from discontinued operations attributable to the HHI segment decreased during the three month period ended January 2, 2022 due to lower sales volume following post pandemic volumes in the prior year, increasing inflationary costs and higher freight spend, partially offset by pricing actions and lower depreciation and amortization while held for sale.
Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest. Such amount varies in relation to such subsidiary’s net income or loss for the period and the percentage interest not owned by SBH.

SB/RH
The following is summarized consolidated results of operations for SB/RH for the three month periods ended January 2, 2022 and January 3, 2021:

(in millions, except %)	Three Month Periods Ended		Variance
	January 2, 2022	January 3, 2021
Net sales	$757.2	$736.2	$21.0		2.9%
Gross profit	219.3	252.8	(33.5)		(13.3)%
Gross profit margin	29.0%	34.3%	(530)	bps
Operating expenses	242.8	226.4	16.4		7.2%
Interest expense	21.8	23.2	(1.4)		(6.0)%
Other non-operating expense (income), net	0.6	(8.9)	9.5		n/m
Income tax benefit	(15.8)	(4.0)	(11.8)		295.0%
Net (loss) income from continuing operations	(30.1)	16.1	(46.2)		n/m
Income from discontinued operations, net of tax	38.8	57.2	(18.4)		(32.2)%
Net income	8.7	73.3	(64.6)		(88.1)%
n/m = not meaningful
The changes in SB/RH for the three month periods are primarily attributable to the changes in SBH previously discussed.
Segment Financial Data
Home and Personal Care

(in millions, except %)	Three Month Periods Ended		Variance
	January 2, 2022	January 3, 2021
Net sales	$379.7	$378.5	$1.2		0.3%
Operating income	20.4	36.7	(16.3)		(44.4)%
Operating income margin	5.4%	9.7%	(430)	bps
Adjusted EBITDA	$27.4	$50.9	$(23.5)		(46.2)%
Adjusted EBITDA margin	7.2%	13.4%	(620)	bps
Net sales for the three month period increased driven by growth in the LATAM region from expanded distribution and strong holiday volumes, partially offset by product availability issues related to supply chain constraints to match continued demand and comparison to post COVID volume growth from replenishment orders and reopening trends in the prior year. Organic net sales increased $6.3 million, or 1.7%, excluding unfavorable foreign exchange impact.

Operating income, adjusted EBITDA and margins for the three month period decreased due to accelerated freight and input cost inflation ahead of incremental pricing actions and continued investments in marketing and new product development initiatives, partially offset by productivity improvements.

Global Pet Care

(in millions, except %)	Three Month Periods Ended		Variance
	January 2, 2022	January 3, 2021
Net sales	$302.2	$275.4	$26.8		9.7%
Operating income	12.3	34.1	(21.8)		(63.9)%
Operating income margin	4.1%	12.4%	(830)	bps
Adjusted EBITDA	$38.7	$53.6	$(14.9)		(27.8)%
Adjusted EBITDA margin	12.8%	19.5%	(670)	bps
Net sales for the three month period increased due to continued volume growth in most product categories across regions with increased demand in dog chews and treats and aquatic consumables primarily within mass market retail, acquisition sales of $8.8 million from Armitage, mitigated by COVID related supply disruptions including temporary shut-down of key supplier manufacturing facilities and continued supply chain constraints negatively impacting product availability. Organic net sales increased $20.2 million, or 7.3%, excluding unfavorable foreign currency exchange impact and acquisition sales.

Operating income, adjusted EBITDA, and margins for the three month period decreased due to lower volumes and incremental operating costs and inefficiencies from labor inflation and turnover, higher freight and input cost inflation ahead of incremental pricing actions, supply chain constraints, and continued investment in marketing and new product initiatives, partially offset by productivity improvements.

Home and Garden

(in millions, except %)	Three Month Periods Ended		Variance
	January 2, 2022	January 3, 2021
Net sales	$75.3	$82.3	$(7.0)		(8.5)%
Operating loss	(15.7)	(0.5)	(15.2)		3,040.0%
Operating loss margin	(20.8)%	(0.6)%	(2,020)	bps
Adjusted EBITDA	$(7.3)	$10.4	$(17.7)		n/m
Adjusted EBITDA margin	(9.7)%	12.6%	(2,230)	bps
n/m = not meaningful
Net sales for the three month period decreased across all product categories due to higher replenishment orders to address lower year-end retailer inventory levels in the prior year coupled with supply chain and transportation challenges in the current period shifting customer product delivery past quarter-end, offset by acquisition sales of $7.7 million from Rejuvenate. Organic net sales decreased $14.7 million, or 17.9%, excluding acquisition sales.

Operating income, adjusted EBITDA and margins for the three month period decreased due to freight and input cost inflation, continued marketing and product development investments, and product mix shift towards lower margin product, partially offset by pricing actions and productivity improvements.

Liquidity and Capital Resources
The following is a summary of the SBH and SB/RH cash flows from continuing operations for the three month periods ended January 2, 2022 and January 3, 2021, respectively.

	SBH		SB/RH
Three Month Periods Ended (in millions)	January 2, 2022	January 3, 2021	January 2, 2022	January 3, 2021
Operating activities	$(255.8)	$(110.7)	$(288.3)	$(115.3)
Investing activities	$(14.0)	$(76.8)	$(14.0)	$(76.8)
Financing activities	$310.0	$(120.4)	$342.6	$(113.6)
Cash Flows from Operating Activities
Cash flows used in SBH's continuing operations increased $145.1 million primarily due to a decrease in operating results with an increase in cash paid towards working capital for inventory and inflationary costs, coupled with an increase in cash paid for taxes, transaction and restructuring related charges, partially offset by lower cash paid for interest. Cash flows used in SB/RH continuing operations increased $173.0 million primarily due to the items previously discussed above except for an incremental operating cash outflow to its parent company for federal net operating losses under the Company’s tax sharing agreement in the prior year.
Cash Flows from Investing Activities
Cash flows used in investing activities for SBH continuing operations decreased $62.8 million primarily due to cash paid for the acquisition of Armitage of $129.8 million net proceeds from the sale of Energizer common stock of $60.5 million in the prior year, with an increase in capital expenditures of $6.5 million predominantly due to incremental investments in updating the Company's enterprise-wide operating system to SAP S/4 HANA. Cash flows used in investing activities of SB/RH decreased primarily due to the items previously discussed.
Cash Flows from Financing Activities
Cash flows provided by financing activities for continuing operations increased $430.4 million primarily due to increased borrowings on the Revolver Facility, partially offset by increase in stock repurchase activity and higher share based stock award withholding payments from vesting on LTIP grants. During the three month period ended January 2, 2022, the Company realized $465.0 million of proceeds from the Revolver Facility with amortizing payments on other outstanding debt of $3.2 million. Refer to Note 10 - Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information on debt borrowings. During the three month period ended January 2, 2022, the Company repurchased $110.0 million of treasury stock at an average cost of $97.44 with no issuance of common stock, other than through the Company’s share-based compensation plans. See Note 15 – Shareholders’ Equity in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. During the three month periods ended January 2, 2022 and January 3, 2021, SBH made cash dividend payments of $17.3 million and $17.8 million, respectively, or $0.42 per share. Cash flows from financing activity of SB/RH increased $456.2 million and is highly dependent upon the financing cash flow activities of SBH.
Liquidity Outlook
Our ability to generate significant cash flow from operating activities coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payment on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based upon our current level of operations, existing cash balances and availability under our credit facility, we expect cash flows from operations to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of January 2, 2022, the Company had borrowing availability of $116.0 million, net of outstanding letters of credit, under our credit facility. Liquidity and capital resources of SB/RH are highly dependent upon the cash flow activities of SBH.

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
We maintain a capital structure that we believe provides us with sufficient access to credit markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. At January 2, 2022, we were in compliance with all covenants under the Senior Credit Agreement and the indentures governing the 3.875% Notes, 5.00% Notes, 5.50% Notes, 5.75% Notes, and 4.00% Notes.
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
The COVID-19 pandemic has not, as of the date of this report, materially impacted our operations and cash flows and has not had a materially negative impact on the Company’s liquidity position, although there can be no assurance that it won't have a material negative impact on us in the future. Nonetheless, we continue to actively monitor our global cash balances and liquidity, and if necessary, could reinitiate mitigating efforts to manage non-critical spending and assess operating spend to preserve cash and liquidity. Despite recent inflationary costs and rising freight costs, we continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, the economic and social disruption attributable to the COVID-19 pandemic could lead to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
During the three month period ended January 2, 2022, there has been no material changes to our debt obligations, lease obligations, employee benefit obligations or other contractual obligations or commercial commitments previously discussed in our Annual Report on Form 10-K for the year ended September 30, 2021. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the year ended September 30, 2021.
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

	Three Month Period Ended	Year Ended
(in millions)	January 2, 2022	September 30, 2021
Statements of Operations Data
Third party net sales	$383.2	$1,774.2
Intercompany net sales to non-guarantor subsidiaries	4.4	18.8
Net sales	387.6	1,793.0
Gross profit	79.4	555.5
Operating loss	(83.2)	(79.5)
Net loss from continuing operations	(84.6)	(116.2)
Net (loss) income	(66.4)	28.6
Net (loss) income attributable to controlling interest	(66.4)	28.6
Statements of Financial Position Data
Current Assets	$2,117.0	$1,999.1
Noncurrent Assets	2,274.2	2,090.2
Current Liabilities	799.9	936.1
Noncurrent Liabilities	3,552.4	2,881.7
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of January 2, 2022 and September 30, 2021 are as follows:

(in millions)	January 2, 2022	September 30, 2021
Statements of Financial Position Data
Current receivables from non-guarantor subsidiaries	$41.5	$9.5
Long-term receivable from non-guarantor subsidiaries	393.4	202.8
Current payable to non-guarantor subsidiaries	229.6	266.2
Long-term debt with non-guarantor subsidiaries	360.1	123.3
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
No material change in the Company’s market risk has occurred during the three month period ended January 2, 2022. For additional information, refer to Note 10 – Debt and Note 12 – Derivatives to the Condensed Consolidated Financial Statement included elsewhere in the Quarterly Report and to Part II, Items 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the three month period ended January 2, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the three month period ended January 2, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed with the SEC on November 23, 2021. We believe that as of January 2, 2022, with the exception of changes in the risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2021.
The proposed acquisition of Tristar Products is subject to regulatory approval.
The consummation of the acquisition of Tristar Products, Inc. (“Tristar”) is subject to certain customary conditions, including, among other things, (i) receipt of customary antitrust regulatory approvals, (ii) the absence of a material adverse effect on Tristar, (iii) the accuracy of the representations and warranties of the parties (generally subject to a customary material adverse effect standard (as described in the purchase agreement), or other customary materiality qualifications), and (iv) material compliance by the parties with their respective covenants and agreements under the purchase agreement. The Company may not receive the required approval and other clearances for the transaction, or they may not be received in a timely manner, which may impact our ability to complete the transaction in a timely matter, or at all. If such approvals are received, they may impose terms, conditions, or restrictions that may cause a failure of the closing conditions set forth in the purchase agreement or that could have a material detrimental impact on the business to be acquired, significantly diminish the benefits of the transaction, and/or the Company following completion of the transaction. Any delay in obtaining the required authorizations, approvals, or consents or the imposition of unfavorable terms, conditions or restrictions could materially detrimentally impact the business to be acquired, significantly diminish the benefits of the transaction, and/or the Company.
We are subject to risks relating to a number of pending or anticipated M&A transactions and restructurings.
As previously announced, on September 8, 2021, we announced the proposed sale of our HHI division to ASSA ABLOY (the “HHI Divestiture”). On February 4, 2022, we announced that we had entered into the agreement to acquire Tristar (the “Tristar Acquisition”), and announced plans to pursue combining the Tristar business to be acquired with our existing Home and Personal Care business (the “Appliance Restructuring”) with the intent to ultimately pursue a separate, pure play Global Appliance business (the creation of such company, the “New Appliances Company”). On February 4, 2022, we also announced plans to pursue transforming the Company to a pure play Company composed of our Global Pet Care and Home & Garden business (the creation of such company, the “New Spectrum”), which is dependent upon completing the sale of the HHI Divestiture, the Tristar Acquisition, the Appliances Restructuring, and the creation of the New Appliances Company. There are numerous risks and uncertainties associated with completing the HHI Divestiture and the Tristar Acquisition, and completing the transactions required to complete the Appliances Restructuring and create the New Appliances Company and the New Spectrum (collectively, the “Transactions”), including:
•consummation of the Transactions are subject to a number of conditions and requirements, some of which are outside of our control;
•the Company’s existing, and future, business relationships with third parties, including customers, suppliers and service providers, may be disrupted due to uncertainty associated with the Transactions;
•we may incur significant transaction costs in connection with the Transactions, which costs may exceed those currently anticipated;
•we intend to pay for certain of the Transactions, including the Tristar Acquisition, with cash on hand and proceeds of new indebtedness. There can be no assurance that such additional indebtedness will be available and/or available on attractive terms;
•unforeseen events, including the COVID-19 pandemic may delay or prevent the completion of the Transactions or negatively affect the benefits anticipated from the Transactions;
•we may be unable to successfully execute the Transactions and, as a result, may fail to realize the anticipated benefits and cost savings of the Transaction in the intended timeframe, or at all; and
•we may have difficulty retaining, motivating, and attracting executives and other employees in light of the uncertainty surrounding the pending Transactions.
Any of the foregoing risks and uncertainties could have a material adverse effect on our earnings, cash flows, financial condition, and/or stock price.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On May 4, 2021, the Board of Directors approved a new share repurchase program authorizing the purchase of up to $1 billion of common stock. The new share repurchase program commenced immediately and replaces the previous program. The authorization is effective for 36 months. The share repurchase program permits shares to be repurchased in open market or through privately negotiated transactions, including by direct purchases or purchases pursuant to derivative instruments or other transactions (including pursuant to accelerated share repurchase agreements, the writing and settlement of put options and the purchase and exercise of call options). The number of shares to be repurchased, and the timing of any repurchases, will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements. The share repurchase program may be suspended, amended or discontinued at any time.
The following table summarizes the common stock repurchases under the previous program for the three month period ended January 2, 2022:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Approximate Dollar Value of Shares that may Yet Be Purchased
As of September 30, 2021	862,667	$93.13	862,667	$919,661,398
October 1, 2021 to October 31, 2021	436,800	95.91	436,800	877,769,227
November 1, 2021 to November 28, 2021	305,400	97.86	305,400	847,882,919
November 29, 2021 to January 2, 2022	386,300	98.85	386,300	809,697,953
As of January 2, 2022	1,991,167	$95.57	1,991,167	$809,697,953
During the fourth quarter ended September 30, 2021, SBH entered into a $150.0 million rule 10b5-1 repurchase to facilitate daily market share repurchases through September 16, 2022, until the cap is reached or until the plan is terminated. As of January 2, 2022 $125.9 million had been repurchased pursuant to the 10b5-1 repurchase plan.
Item 5.    Other Information
None
Item 6.    Exhibits
Please refer to the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 2022
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 2022
SB/RH HOLDINGS, LLC
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.1
Second Amendment to Amended and Restated Credit Agreement, dated as of December 10, 2021 (to the Amended and Restated Credit Agreement dated as of June 30, 2020) by and among the Company, SB/RH Holdings, the guarantors party thereto, the lenders party thereto from time to time, and Royal Bank of Canada, as the administrative agent.

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