Form 10-Q
period 2022-04-03
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2022-05-06
CIK 109177, 1592706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2022
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
As of May 3, 2022, there were 40,776,213 shares outstanding of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.
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
Since these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:
•the COVID-19 pandemic, economic, social and political conditions or civil unrest, terrorist attacks, acts of war, natural disasters, other public health concerns or unrest in international markets impacting our business, customers, employees (including our ability to retain and attract key personnel), manufacturing facilities, suppliers, capital markets, and our financial condition, and results of operations, all of which tend to aggravate the other risks and uncertainties we face;
•the impact of a number of local, regional and global uncertainties that could negatively impact our business, including: reduced market growth rates; increased inflation rates and cost of goods; increased fuel and employee costs; higher interest rates; tighter credit markets; changes in government policies, including the imposition of tariffs or import costs; the deterioration of economic relations between countries or regions; the escalation or continuation of armed conflict, hostilities or economic sanctions between countries or regions, and continued supply chain challenges;
•the negative effect of the armed conflict between Russia and Ukraine and its impact on those regions and surrounding regions, including on our operations and on those of our customers, suppliers, and other stakeholders;
•our increased reliance on third-party partners, suppliers, and distributors to achieve our business objectives;
•the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities, including distribution center changes which are complicated and involve coordination among a number of stakeholders, including our suppliers and transportation and logistics handlers;
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
•the impact of fluctuations in transportation and shipment costs, fuel costs, commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;
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
•the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health, and consumer protection regulations);
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
•our ability to consummate the announced Hardware and Home Improvement ("HHI") divestiture on the expected terms and within the anticipated time period, or at all, which is dependent on the parties' ability to satisfy certain closing conditions and our ability to realize the benefits of the transaction, including reducing the leverage of the Company, invest in the organic growth of the Company, fund any future acquisitions, return capital to shareholders, and/or maintain its quarterly dividends;

•the risk that regulatory approvals that are required to complete the proposed HHI divestiture may not be realized, may take longer than expected or may impose adverse conditions;
•our ability to successfully integrate the Tristar Business into the Company's Home and Personal Care business and realize the benefits of this acquisition;
•our ability to separate the Company's Home and Personal Care business and create an independent Global Appliances business on expected terms, and within the anticipated time period, or at all, and to realize the potential benefits of such business;
•our ability to create a pure play company composed of our Global Pet Care and Home & Garden business and to realize the expected benefits of such creation, and within anticipated time period, or at all;
•our ability to successfully implement further acquisitions or dispositions and the impact of any such transactions on our financial performance
•the unanticipated loss of key members of senior management and the transition of new members of our management teams to their new roles; and
•the impact of economic, social and political conditions or civil unrest in the U.S. and other countries.

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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
As of April 3, 2022, and September 30, 2021
(unaudited)

(in millions)	April 3, 2022	September 30, 2021
Assets
Cash and cash equivalents	$193.7	$187.9
Trade receivables, net	349.5	248.4
Other receivables	125.3	63.7
Inventories	800.6	562.8
Prepaid expenses and other current assets	54.9	40.8
Current assets of business held for sale	1,919.8	1,810.0
Total current assets	3,443.8	2,913.6
Property, plant and equipment, net	256.4	260.2
Operating lease assets	74.3	56.5
Deferred charges and other	80.7	38.8
Goodwill	967.0	867.2
Intangible assets, net	1,263.7	1,204.1
Total assets	$6,085.9	$5,340.4
Liabilities and Shareholders' Equity
Current portion of long-term debt	$12.1	$12.0
Accounts payable	522.2	388.6
Accrued wages and salaries	43.4	67.4
Accrued interest	15.7	29.9
Other current liabilities	235.0	211.9
Current liabilities of business held for sale	475.7	454.3
Total current liabilities	1,304.1	1,164.1
Long-term debt, net of current portion	3,236.3	2,494.3
Long-term operating lease liabilities	48.1	44.5
Deferred income taxes	74.7	59.5
Other long-term liabilities	94.1	99.0
Total liabilities	4,757.3	3,861.4
Commitments and contingencies (Note 17)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	2,033.2	2,063.8
Accumulated earnings	348.7	359.9
Accumulated other comprehensive loss, net of tax	(231.3)	(235.3)
Treasury stock	(828.8)	(717.0)
Total shareholders' equity	1,322.3	1,471.9
Non-controlling interest	6.3	7.1
Total equity	1,328.6	1,479.0
Total liabilities and equity	$6,085.9	$5,340.4
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Income
For the three and six month periods ended April 3, 2022 and April 4, 2021
(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions, except per share)	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Net Sales	$807.8	$760.3	$1,565.0	$1,496.5
Cost of goods sold	551.0	498.0	1,088.6	981.3
Restructuring and related charges	1.2	1.3	1.5	1.4
Gross profit	255.6	261.0	474.9	513.8
Selling	144.1	121.9	280.1	236.6
General and administrative	76.0	74.8	143.6	152.5
Research and development	8.2	7.8	15.8	14.4
Restructuring and related charges	15.2	3.0	32.3	11.9
Transaction related charges	20.2	8.2	35.1	27.2
Total operating expenses	263.7	215.7	506.9	442.6
Operating (loss) income	(8.1)	45.3	(32.0)	71.2
Interest expense	24.7	52.8	46.4	76.0
Other non-operating income, net	(0.9)	(2.2)	(0.3)	(11.1)
(Loss) income from continuing operations before income taxes	(31.9)	(5.3)	(78.1)	6.3
Income tax benefit	(6.8)	(0.7)	(22.8)	(4.8)
Net (loss) income from continuing operations	(25.1)	(4.6)	(55.3)	11.1
Income from discontinued operations, net of tax	41.1	40.3	79.9	97.5
Net income	16.0	35.7	24.6	108.6
Net (loss) income from continuing operations attributable to non-controlling interest	—	(0.9)	—	0.1
Net income (loss) from discontinued operations attributable to non-controlling interest	0.1	—	0.5	(0.2)
Net income attributable to controlling interest	$15.9	$36.6	$24.1	$108.7
Amounts attributable to controlling interest
Net (loss) income from continuing operations attributable to controlling interest	$(25.1)	$(3.7)	$(55.3)	$11.0
Net income from discontinued operations attributable to controlling interest	41.0	40.3	79.4	97.7
Net income attributable to controlling interest	$15.9	$36.6	$24.1	$108.7
Earnings Per Share
Basic earnings per share from continuing operations	$(0.61)	$(0.09)	$(1.35)	$0.26
Basic earnings per share from discontinued operations	1.00	0.95	1.94	2.28
Basic earnings per share	$0.39	$0.86	$0.59	$2.54
Diluted earnings per share from continuing operations	$(0.61)	$(0.09)	$(1.35)	$0.26
Diluted earnings per share from discontinued operations	1.00	0.95	1.94	2.27
Diluted earnings per share	$0.39	$0.86	$0.59	$2.53
Dividend per share	$0.42	$0.42	$0.84	$0.84
Weighted Average Shares Outstanding
Basic	40.8	42.6	41.1	42.8
Diluted	40.8	42.6	41.1	43.0
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Comprehensive Income
For the three and six month periods ended April 3, 2022 and April 4, 2021
(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Net income	$16.0	$35.7	$24.6	$108.6
Other comprehensive (loss) income
Foreign currency translation (loss) gain	(1.6)	22.2	5.1	41.6
Deferred tax effect	(3.1)	(5.0)	(7.6)	0.3
Net unrealized (loss) gain on foreign currency translation	(4.7)	17.2	(2.5)	41.9
Unrealized gain (loss) on derivative instruments
Unrealized gain (loss) on hedging activity before reclassification	6.4	5.8	7.6	(6.6)
Net reclassification for (gain) loss to income from continuing operations	(1.5)	3.1	(3.6)	5.8
Net reclassification for gain to income from discontinued operations	(0.7)	(0.1)	(1.2)	(0.1)
Unrealized gain (loss) on hedging instruments after reclassification	4.2	8.8	2.8	(0.9)
Deferred tax effect	(1.0)	(2.4)	3.5	0.1
Net unrealized gain (loss) on hedging derivative instruments	3.2	6.4	6.3	(0.8)
Defined benefit pension gain
Defined benefit pension gain (loss) before reclassification	1.0	0.9	1.7	(1.3)
Net reclassification for loss to income from continuing operations	1.0	1.1	2.0	2.2
Defined benefit pension gain after reclassification	2.0	2.0	3.7	0.9
Deferred tax effect	(0.6)	(0.6)	(3.5)	(0.4)
Net defined benefit pension gain	1.4	1.4	0.2	0.5
Net change to derive comprehensive income for the period	(0.1)	25.0	4.0	41.6
Comprehensive income	15.9	60.7	28.6	150.2
Comprehensive loss from continuing operations attributable to non-controlling interest	(0.1)	(0.1)	(0.1)	—
Comprehensive income from discontinuing operations attributable to non-controlling interest	—	—	0.1	0.3
Comprehensive income attributable to controlling interest	$16.0	$60.8	$28.6	$149.9
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the six month period ended April 3, 2022
(unaudited)

Six Month Period Ended April 3, 2022	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2021	41.8	$0.5	$2,063.8	$359.9	$(235.3)	$(717.0)	$1,471.9	$7.1	$1,479.0
Net loss from continuing operations	—	—	—	(30.2)	—	—	(30.2)	—	(30.2)
Income from discontinued operations, net of tax	—	—	—	38.4	—	—	38.4	0.4	38.8
Other comprehensive income, net of tax	—	—	—	—	4.0	—	4.0	0.1	4.1
Treasury stock repurchases	(1.1)	—	—	—	—	(110.0)	(110.0)	—	(110.0)
Restricted stock issued and related tax withholdings	0.3	—	(46.6)	—	—	22.2	(24.4)	—	(24.4)
Share based compensation	—	—	8.3	—	—	—	8.3	—	8.3
Dividends declared	—	—	—	(17.7)	—	—	(17.7)	—	(17.7)
Balances as of January 2, 2022	41.0	0.5	2,025.5	350.4	(231.3)	(804.8)	1,340.3	7.6	1,347.9
Net loss from continuing operations	—	—	—	(25.1)	—	—	(25.1)	—	(25.1)
Income from discontinued operations, net of tax	—	—	—	41.0	—	—	41.0	0.1	41.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(0.1)	(0.1)
Treasury stock repurchases	(0.2)	—	—	—	—	(24.0)	(24.0)	—	(24.0)
Restricted stock issued and related tax withholdings	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Share based compensation	—	—	7.8	—	—	—	7.8	—	7.8
Dividends declared	—	—	—	(17.6)	—	—	(17.6)	—	(17.6)
Distribution of equity by subsidiary to NCI	—	—	—	—	—	—	—	(1.3)	(1.3)
Balances at April 3, 2022	40.8	$0.5	$2,033.2	$348.7	$(231.3)	$(828.8)	$1,322.3	$6.3	$1,328.6
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the six month period ended April 4, 2021
(unaudited)

Six Month Period Ended April 4, 2021	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2020	43.1	$0.5	$2,054.3	$243.9	$(284.7)	$(606.5)	$1,407.5	$8.3	$1,415.8
Net income from continuing operations	—	—	—	14.7	—	—	14.7	1.0	15.7
Income (loss) from discontinued operations, net of tax	—	—	—	57.4	—	—	57.4	(0.2)	57.2
Other comprehensive income, net of tax	—	—	—	—	16.2	—	16.2	0.4	16.6
Treasury stock repurchases	(0.6)	—	—	—	—	(42.3)	(42.3)	—	(42.3)
Restricted stock issued and related tax withholdings	0.2	—	(18.6)	—	—	11.7	(6.9)	—	(6.9)
Share based compensation	—	—	7.5	—	—	—	7.5	—	7.5
Dividends declared	—	—	—	(18.4)	—	—	(18.4)	—	(18.4)
Dividends paid by subsidiary to NCI	—	—	—	—	—	—	—	(1.0)	(1.0)
Balances as of January 3, 2021	42.7	0.5	2,043.2	297.6	(268.5)	(637.1)	1,435.7	8.5	1,444.2
Net loss from continuing operations	—	—	—	(3.7)	—	—	(3.7)	(0.9)	(4.6)
Income from discontinued operations, net of tax	—	—	—	40.3	—	—	40.3	—	40.3
Other comprehensive income (loss), net of tax	—	—	—	—	25.1	—	25.1	(0.1)	25.0
Restricted stock issued and related tax withholdings	—	—	(0.1)	—	—	0.1	—	—	—
Share based compensation	—	—	8.5	—	—	—	8.5	—	8.5
Dividends declared	—	—	—	(18.5)	—	—	(18.5)	—	(18.5)
Dividends paid by subsidiary to NCI	—	—	—	—	—	—	—	(0.3)	(0.3)
Balances at April 4, 2021	42.7	$0.5	$2,051.6	$315.7	$(243.4)	$(637.0)	$1,487.4	$7.2	$1,494.6
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the six month periods ended April 3, 2022 and April 4, 2021
(unaudited)

	Six Month Periods Ended
(in millions)	April 3, 2022	April 4, 2021
Cash flows from operating activities
Net income	$24.6	$108.6
Income from discontinued operations, net of tax	79.9	97.5
Net (loss) income from continuing operations	(55.3)	11.1
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	51.1	57.2
Share based compensation	12.2	13.7
Gain on equity investment	—	(6.9)
Amortization of debt issuance costs and debt discount	3.1	2.9
Write-off of unamortized discount and debt issuance costs	—	7.9
Non-cash purchase accounting adjustments	3.5	3.4
Deferred tax benefit	(43.7)	(27.1)
Net changes in operating assets and liabilities	(183.1)	(169.3)
Net cash used by operating activities from continuing operations	(212.2)	(107.1)
Net cash provided by operating activities from discontinued operations	5.3	27.3
Net cash used by operating activities	(206.9)	(79.8)
Cash flows from investing activities
Purchases of property, plant and equipment	(24.3)	(16.6)
Proceeds from disposal of property, plant and equipment	0.1	—
Business acquisitions, net of cash acquired	(314.3)	(129.8)
Proceeds from sale of equity investment	—	73.1
Other investing activity	(0.1)	(0.3)
Net cash used by investing activities from continuing operations	(338.6)	(73.6)
Net cash used by investing activities from discontinued operations	(12.4)	(11.5)
Net cash used by investing activities	(351.0)	(85.1)
Cash flows from financing activities
Payment of debt	(6.5)	(879.6)
Proceeds from issuance of debt	775.0	899.0
Payment of debt issuance costs	(6.7)	(12.6)
Treasury stock purchases	(134.0)	(42.3)
Dividends paid to shareholders	(34.4)	(35.7)
Share based award tax withholding payments, net of proceeds upon vesting	(24.5)	(7.2)
Other financing activity	—	0.3
Net cash provided (used) by financing activities from continuing operations	568.9	(78.1)
Net cash used by financing activities from discontinued operations	(2.2)	(2.0)
Net cash provided (used) by financing activities	566.7	(80.1)
Effect of exchange rate changes on cash and cash equivalents	(3.0)	3.4
Net change in cash, cash equivalents and restricted cash in continuing operations	5.8	(241.6)
Cash, cash equivalents, and restricted cash, beginning of period	190.0	533.8
Cash, cash equivalents, and restricted cash, end of period	$195.8	$292.2
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$50.9	$58.4
Cash paid for interest associated with discontinued operations	$30.2	$36.7
Cash paid for taxes associated with continued operations	$19.0	$11.5
Cash paid for taxes associated with discontinued operations	$10.1	$8.6
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$0.5	$0.6
Non cash financing activities
Issuance of shares through stock compensation plan	$33.4	$16.6
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Financial Position
As of April 3, 2022 and September 30, 2021
(unaudited)

(in millions)	April 3, 2022	September 30, 2021
Assets
Cash and cash equivalents	$192.1	$186.2
Trade receivables, net	349.5	248.4
Other receivables	212.1	146.4
Inventories	800.6	562.8
Prepaid expenses and other current assets	54.9	40.8
Current assets of business held for sale	1,919.8	1,810.0
Total current assets	3,529.0	2,994.6
Property, plant and equipment, net	256.4	260.2
Operating lease assets	74.3	56.5
Deferred charges and other	49.5	35.1
Goodwill	967.0	867.2
Intangible assets, net	1,263.7	1,204.1
Total assets	$6,139.9	$5,417.7
Liabilities and Shareholders' Equity
Current portion of long-term debt	$12.1	$12.0
Accounts payable	522.4	388.8
Accrued wages and salaries	43.4	67.4
Accrued interest	15.7	29.9
Other current liabilities	230.2	214.4
Current liabilities of business held for sale	475.7	454.3
Total current liabilities	1,299.5	1,166.8
Long-term debt, net of current portion	3,236.3	2,494.3
Long-term operating lease liabilities	48.1	44.5
Deferred income taxes	262.1	272.4
Other long-term liabilities	101.7	106.3
Total liabilities	4,947.7	4,084.3
Commitments and contingencies (Note 17)
Shareholders' equity
Other capital	2,166.1	2,174.8
Accumulated deficit	(750.6)	(614.9)
Accumulated other comprehensive loss, net of tax	(231.2)	(235.2)
Total shareholders' equity	1,184.3	1,324.7
Non-controlling interest	7.9	8.7
Total equity	1,192.2	1,333.4
Total liabilities and equity	$6,139.9	$5,417.7
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Income
For the three and six month periods ended April 3, 2022 and April 4, 2021
(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Net Sales	$807.8	$760.3	$1,565.0	$1,496.5
Cost of goods sold	551.0	498.0	1,088.6	981.3
Restructuring and related charges	1.2	1.3	1.5	1.4
Gross profit	255.6	261.0	474.9	513.8
Selling	144.1	121.9	280.1	236.6
General and administrative	75.2	74.1	142.4	151.1
Research and development	8.2	7.8	15.8	14.4
Restructuring and related charges	15.2	3.0	32.3	11.9
Transaction related charges	20.2	8.2	35.1	27.2
Total operating expenses	262.9	215.0	505.7	441.2
Operating (loss) income	(7.3)	46.0	(30.8)	72.6
Interest expense	24.8	52.9	46.7	76.1
Other non-operating income, net	(0.9)	(2.2)	(0.4)	(11.1)
(Loss) income from continuing operations before income taxes	(31.2)	(4.7)	(77.1)	7.6
Income tax benefit	(6.6)	(0.5)	(22.4)	(4.4)
Net (loss) income from continuing operations	(24.6)	(4.2)	(54.7)	12.0
Income from discontinued operations, net of tax	41.1	40.4	79.9	97.6
Net income	16.5	36.2	25.2	109.6
Net (loss) income from continuing operations attributable to non-controlling interest	—	(0.9)	—	0.1
Net income (loss) from discontinued operations attributable to non-controlling interest	0.1	—	0.5	(0.2)
Net income attributable to controlling interest	$16.4	$37.1	$24.7	$109.7
Amounts attributable to controlling interest
Net (loss) income from continuing operations attributable to controlling interest	$(24.6)	$(3.3)	$(54.7)	$11.9
Net income from discontinued operations attributable to controlling interest	41.0	40.4	79.4	97.8
Net income attributable to controlling interest	$16.4	$37.1	$24.7	$109.7
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Comprehensive Income
For the three and six month periods ended April 3, 2022 and April 4, 2021
(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Net income	$16.5	$36.2	$25.2	$109.6
Other comprehensive (loss) income
Foreign currency translation (loss) gain	(1.6)	22.2	5.1	41.6
Deferred tax effect	(3.1)	(5.0)	(7.6)	0.3
Net unrealized (loss) gain on foreign currency translation	(4.7)	17.2	(2.5)	41.9
Unrealized gain (loss) on derivative instruments
Unrealized gain (loss) on hedging activity before reclassification	6.4	5.8	7.6	(6.6)
Net reclassification for (gain) loss to income from continuing operations	(1.5)	3.1	(3.6)	5.8
Net reclassification for gain to income from discontinued operations	(0.7)	(0.1)	(1.2)	(0.1)
Unrealized gain (loss) on hedging instruments after reclassification	4.2	8.8	2.8	(0.9)
Deferred tax effect	(1.0)	(2.4)	3.5	0.1
Net unrealized gain (loss) on hedging derivative instruments	3.2	6.4	6.3	(0.8)
Defined benefit pension gain
Defined benefit pension gain (loss) before reclassification	1.0	0.9	1.7	(1.3)
Net reclassification for loss to income from continuing operations	1.0	1.1	2.0	2.2
Defined benefit pension gain after reclassification	2.0	2.0	3.7	0.9
Deferred tax effect	(0.6)	(0.6)	(3.5)	(0.4)
Net defined benefit pension gain	1.4	1.4	0.2	0.5
Net change to derive comprehensive income for the period	(0.1)	25.0	4.0	41.6
Comprehensive income	16.4	61.2	29.2	151.2
Comprehensive loss from continuing operations attributable to non-controlling interest	(0.1)	(0.1)	(0.1)	—
Comprehensive income from discontinuing operations attributable to non-controlling interest	—	—	0.1	0.3
Comprehensive income attributable to controlling interest	$16.5	$61.3	$29.2	$150.9
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholders' Equity
For the six month period ended April 3, 2022
(unaudited)

Six Month Period Ended April 3, 2022 (in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2021	$2,174.8	$(614.9)	$(235.2)	$1,324.7	$8.7	$1,333.4
Net loss from continuing operations	—	(30.1)	—	(30.1)	—	(30.1)
Income from discontinued operations, net of tax	—	38.4	—	38.4	0.4	38.8
Other comprehensive income, net of tax	—	—	4.0	4.0	0.1	4.1
Restricted stock issued and related tax withholdings	(24.3)	—	—	(24.3)	—	(24.3)
Share based compensation	8.2	—	—	8.2	—	8.2
Dividends paid to parent	—	(119.2)	—	(119.2)	—	(119.2)
Balances as of January 2, 2022	2,158.7	(725.8)	(231.2)	1,201.7	9.2	1,210.9
Net loss from continuing operations	—	(24.6)	—	(24.6)	—	(24.6)
Income from discontinued operations, net of tax	—	41.0	—	41.0	0.1	41.1
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)
Share based compensation	7.4	—	—	7.4	—	7.4
Dividends paid to parent	—	(41.2)	—	(41.2)	—	(41.2)
Distribution of equity by subsidiary to NCI	—	—	—	—	(1.3)	(1.3)
Balances at April 3, 2022	$2,166.1	$(750.6)	$(231.2)	$1,184.3	$7.9	$1,192.2
See accompanying notes to the condensed consolidated financial statements
SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholders' Equity
For the six month period ended April 4, 2021
(unaudited)

Six Month Period Ended April 4, 2021 (in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2020	$2,154.1	$(614.2)	$(284.6)	$1,255.3	$9.9	$1,265.2
Net income from continuing operations	—	15.1	—	15.1	1.0	16.1
Income (loss) from discontinued operations, net of tax	—	57.4	—	57.4	(0.2)	57.2
Other comprehensive income, net of tax	—	—	16.2	16.2	0.4	16.6
Restricted stock issued and related tax withholdings	(7.1)	—	—	(7.1)	—	(7.1)
Share based compensation	7.5	—	—	7.5	—	7.5
Dividends paid to parent	—	(60.1)	—	(60.1)	—	(60.1)
Dividends paid by subsidiary to NCI	—	—	—	—	(1.0)	(1.0)
Balances as of January 3, 2021	2,154.5	(601.8)	(268.4)	1,284.3	10.1	1,294.4
Net loss from continuing operations	—	(3.3)	—	(3.3)	(0.9)	(4.2)
Income from discontinued operations, net of tax	—	40.4	—	40.4	—	40.4
Other comprehensive income (loss), net of tax	—	—	25.1	25.1	(0.1)	25.0
Share based compensation	8.0	—	—	8.0	—	8.0
Dividends paid to parent	—	(16.1)	—	(16.1)	—	(16.1)
Dividends paid by subsidiary to NCI	—	—	—	—	(0.3)	(0.3)
Balances at April 4, 2021	$2,162.5	$(580.8)	$(243.3)	$1,338.4	$8.8	$1,347.2
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Cash Flows
For the six month periods ended April 3, 2022 and April 4, 2021
(unaudited)

	Six Month Periods Ended
(in millions)	April 3, 2022	April 4, 2021
Cash flows from operating activities
Net income	$25.2	$109.6
Income from discontinued operations, net of tax	79.9	97.6
Net (loss) income from continuing operations	(54.7)	12.0
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	51.1	57.2
Share based compensation	11.8	13.1
Gain on equity investment	—	(6.9)
Amortization of debt issuance costs and debt discount	3.1	2.9
Write-off of unamortized discount and debt issuance costs	—	7.9
Non-cash purchase accounting adjustments	3.5	3.4
Deferred tax benefit	(43.3)	(26.8)
Net changes in operating assets and liabilities	(216.1)	(176.4)
Net cash used by operating activities from continuing operations	(244.6)	(113.6)
Net cash provided by operating activities from discontinued operations	5.3	27.4
Net cash used by operating activities	(239.3)	(86.2)
Cash flows from investing activities
Purchases of property, plant and equipment	(24.3)	(16.6)
Proceeds from disposal of property, plant and equipment	0.1	—
Business acquisitions, net of cash acquired	(314.3)	(129.8)
Proceeds from sale of equity investment	—	73.1
Other investing activities	(0.1)	(0.3)
Net cash used by investing activities from continuing operations	(338.6)	(73.6)
Net cash used by investing activities from discontinued operations	(12.4)	(11.5)
Net cash used by investing activities	(351.0)	(85.1)
Cash flows from financing activities
Payment of debt	(6.5)	(879.6)
Proceeds from issuance of debt	775.0	899.0
Payment of debt issuance costs	(6.7)	(12.6)
Payment of cash dividends to parent	(160.4)	(76.2)
Net cash provided (used) by financing activities from continuing operations	601.4	(69.4)
Net cash used by financing activities from discontinued operations	(2.2)	(2.0)
Net cash provided (used) by financing activities	599.2	(71.4)
Effect of exchange rate changes on cash and cash equivalents	(3.0)	3.4
Net change in cash, cash equivalents and restricted cash	5.9	(239.3)
Cash, cash equivalents, and restricted cash, beginning of period	188.3	529.8
Cash, cash equivalents, and restricted cash, end of period	$194.2	$290.5
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$50.9	$58.4
Cash paid for interest associated with discontinued operations	$30.2	$36.7
Cash paid for taxes associated with continued operations	$19.0	$11.5
Cash paid for taxes associated with discontinued operations	$10.1	$8.6
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$0.5	$0.6
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
SBH’s and SB/RH’s fiscal year ends September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three and six month periods included within this Quarterly Report for the Company are April 3, 2022 and April 4, 2021.
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
Transaction related charges
Transaction related charges consist of costs from (1) a qualifying strategic transaction or business development opportunity, including an acquisition or divestiture, whether or not consummated, associated with the purchase or sale of net assets or equity interest of a business such as a business combination, equity investment, joint venture or purchase or sale of non-controlling interest; (2) subsequent integration related project costs directly associated with an acquisition including realized costs for the integration of acquired operations into the Company’s shared service platforms, termination of redundant or duplicative positions and locations, operations and/or products, employee transition costs, professional fees, and other post business combination expenses; and (3) divestiture support and separation costs consisting of incremental costs incurred to facilitate separation of a divested business or operation, including the development of shared service operations impacted by a separation, including impacts to shared platforms and personnel impacted by the transaction. Qualifying cost types not specified above include, but are not limited to, banking, advisory, legal, accounting, valuation, or other professional fees; and including impairment loss on existing assets considered duplicative or redundant and directly attributable to the respective transactions. See Note 2 – Divestitures and Note 3 – Acquisitions for further discussion. The following table summarizes transaction related charges incurred by the Company during the three and six month periods ended April 3, 2022 and April 4, 2021:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Tristar acquisition and integration	$12.7	$—	$14.4	$—
HHI divestiture and separation	1.2	—	5.5	—
Rejuvenate acquisition and integration	2.0	—	6.3	—
Armitage acquisition and integration	0.5	2.0	1.2	6.8
Other	3.8	6.2	7.7	20.4
Total transaction related charges	$20.2	$8.2	$35.1	$27.2

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES
The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the accompanying Condensed Consolidated Statements of Income for the three and six month periods ended April 3, 2022 and April 4, 2021:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Income from discontinued operations before income taxes – HHI	$71.0	$69.6	$130.9	$163.7
Loss from discontinued operations before income taxes – Other	(3.1)	(1.0)	(3.4)	(1.3)
Interest on corporate debt allocated to discontinued operations	11.0	11.8	21.4	24.5
Income from discontinued operations before income taxes	56.9	56.8	106.1	137.9
Income tax expense from discontinued operations	15.8	16.5	26.2	40.4
Income from discontinued operations, net of tax	41.1	40.3	79.9	97.5
Income (loss) from discontinued operations, net of tax attributable to noncontrolling interest	0.1	—	0.5	(0.2)
Income from discontinued operations, net of tax attributable to controlling interest	$41.0	$40.3	$79.4	$97.7
Interest from corporate debt allocated to discontinued operations includes interest expense from Term Loans required to be paid down using proceeds received on disposal on sale of a business, and interest expense from corporate debt not directly attributable to or related to other operations based on the ratio of net assets of the disposal group held for sale to the consolidated net assets of the Company plus consolidated debt, excluding debt assumed in transaction, required to be repaid, or directly attributable to other operations of the Company. Corporate debt, including Term Loans required to be paid down, are not classified as held for sale as they are not directly attributable to the identified disposal group.
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
The ASPA provides that ASSA will purchase the equity of certain subsidiaries of the Company, and acquire certain assets and assume certain liabilities of other subsidiaries used or held for the purpose of the HHI business. The Company and ASSA have made customary representations and warranties and have agreed to customary covenants relating to the acquisition. Among other things, prior to the consummation of the acquisition, the Company will be subject to certain business conduct restrictions with respect to its operation of the HHI business. The Company and ASSA have agreed to indemnify each other for losses arising from certain breaches of the ASPA and for certain other matters. In particular, the Company has agreed to indemnify ASSA for certain liabilities relating to the assets retained by the Company, and ASSA has agreed to indemnify the Company for certain liabilities assumed by ASSA, in each case as described in the ASPA. The Company and ASSA have agreed to enter into related agreements ancillary to the acquisition that will become effective upon the consummation of the acquisition, including a customary transition services agreements and reverse transition services agreements.
The consummation of the acquisition is subject to certain customary closing conditions, including, among other things, (i) the absence of a material adverse effect on HHI, (ii) the expiration or termination of required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the receipt of certain other antitrust approvals in certain specified foreign jurisdictions (the conditions contained in (ii) and (iii) together, the “Antitrust Conditions”), (iv) the accuracy of the representations and warranties of the parties generally subject to a customary material adverse effect standard (as described in the ASPA) or other customary materiality qualifications), (v) the absence of governmental restrictions on the consummation of the acquisition in certain jurisdictions, and (vi) material compliance by the parties with their respective covenants and agreements under the ASPA. The consummation of the transaction is not subject to any financing condition. The Company is engaged with antitrust regulators in the ongoing regulatory review of the transaction. Although the timing and outcome of the regulatory process cannot be predicted, the Company currently expects the merger review process to last for several months. As such, though there can be no assurance when the transaction will close, if at all, the Company does expect the transaction to close before September 2022.
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES (continued)
The following table summarizes the assets and liabilities of the HHI disposal group classified as held for sale as of April 3, 2022 and September 30, 2021:

(in millions)	April 3, 2022	September 30, 2021
Assets
Trade receivables, net	$152.0	$130.2
Other receivables	7.8	12.1
Inventories	401.1	332.2
Prepaid expenses and other current assets	41.2	39.1
Property, plant and equipment, net	157.3	143.5
Operating lease assets	65.8	55.5
Deferred charges and other	8.4	11.7
Goodwill	711.3	710.9
Intangible assets, net	374.9	374.8
Total assets of business held for sale	$1,919.8	$1,810.0
Liabilities
Current portion of long-term debt	$1.3	$1.5
Accounts payable	242.6	206.6
Accrued wages and salaries	28.0	41.7
Other current liabilities	74.3	75.9
Long-term debt, net of current portion	54.0	54.4
Long-term operating lease liabilities	52.7	48.6
Deferred income taxes	8.2	7.8
Other long-term liabilities	14.6	17.8
Total liabilities of business held for sale	$475.7	$454.3
The following table summarizes the components of income from discontinued operations before income taxes associated with the HHI divestiture in the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended April 3, 2022 and April 4, 2021:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Net sales	$420.8	$389.5	$795.4	$798.2
Cost of goods sold	275.4	248.1	520.4	488.8
Gross profit	145.4	141.4	275.0	309.4
Operating expenses	72.3	69.9	139.5	140.3
Operating income	73.1	71.5	135.5	169.1
Interest expense	0.8	0.9	1.7	1.7
Other non-operating expense, net	1.3	1.0	2.9	3.7
Income from discontinued operations before income taxes	$71.0	$69.6	$130.9	$163.7
Beginning in September 2021, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with the HHI disposal group classified as held for sale. Interest expense consists of interest from debt directly attributable to HHI operations that primarily consist of interest from finance leases. No impairment loss was recognized on the assets held for sale as the purchase price of the business less estimated cost to sell is more than its carrying value. The following table presents significant non-cash items and capital expenditures of discontinued operations from the HHI divestiture for the three and six month periods ended April 3, 2022 and April 4, 2021:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Depreciation and amortization	$—	$8.5	$—	$17.1
Share based compensation	$1.2	$1.2	$4.1	$2.4
Purchases of property, plant and equipment	$7.5	$7.3	$12.4	$11.5

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES (continued)
Other
Income from discontinued operations before income taxes – Other includes incremental pre-tax loss on sale for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreement for sale and divestiture of its Global Batteries & Lighting ("GBL") and Global Auto Care ("GAC") divisions to Energizer Holdings, Inc. ("Energizer") during the year ended September 30, 2019. The Company and Energizer agreed to indemnify each other for losses arising from certain breaches of the acquisition agreement and for certain other matters. The Company has agreed to indemnify for certain liabilities relating to the assets retained, and Energizer agreed to indemnify the Company for certain liabilities assumed, in each case as described in the acquisition agreements. As of April 3, 2022 and September 30, 2021, the Company recognized $26.5 million and $36.5 million, respectively, related to indemnification payables in accordance with the acquisition agreements, including $9.8 million and $17.3 million, respectively, within Other Current Liabilities, primarily attributable to current income tax indemnifications, and $16.7 million and $19.2 million, respectively, within Other Long-Term Liabilities on the Company’s Condensed Consolidated Statements of Financial Position, primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits. Subsequently, effective January 2, 2020, Energizer closed its divestitures of the European based Varta® consumer battery business in the EMEA region to Varta AG and transferred all respective rights and indemnifications attributable to the Varta® consumer battery business provided by the GBL sale to Varta AG.
The Company entered into a series of transaction service agreements ("TSA") and reverse TSAs with Energizer to support various shared back office administrative functions including finance, sales and marketing, information technology, human resources, real estate and supply chain, customer service and procurement. TSAs associated with the Varta® consumer battery business were transferred to Varta AG as part of the subsequent divestiture by Energizer. Charges associated with TSAs are recognized as bundled service costs under a fixed fee structure by the respective service or function and geographic location, including one-time pass-through charges for warehousing, freight, amongst others, with variable expiration dates up 24 months. Charges associated with TSAs and reverse TSAs are recognized as a reduction to or increase in the respective operating costs as a component of operating expense or cost of goods sold depending upon the functions supported by or provided to the Company. Additionally, due to the commingled nature of the shared administrative functions, cash would be received and/or paid on behalf of the respective counterparty's operations, resulting in cash flow being commingled with operating cash flow of the Company which would settle on a net basis with TSA charges. During the three month period ended April 4, 2021, the Company recognized net gain of $0.1 million, consisting of TSA charges of $0.1 million. During the six month period ended April 4, 2021, the Company recognized net loss of $1.7 million, consisting of TSA charges of $0.9 million and reverse TSA costs of $2.6 million. The Company exited all outstanding TSAs and reverse TSAs in January 2021.
NOTE 3 – ACQUISITIONS
Tristar Business Acquisition
On February 18, 2022, the Company acquired all of the membership interests in HPC Brands, LLC, which consist of the home appliances and cookware business of Tristar Products, Inc. (the "Tristar Business") for a purchase price of $325.0 million, net of customary purchase price adjustments and transaction costs, plus a potential earn-out payment of up to $100.0 million if certain gross profit targets are achieved in calendar year 2022, and another earn-out payment of $25.0 million if certain other gross profit targets are achieved in calendar year 2023. The acquisition of the Tristar Business was funded by a combination of cash on hand and incremental borrowings incurred as a new tranche under the Company's existing credit agreement. See Note 10 - Debt for further detail on the amendment to the credit agreement.
The Tristar Business includes a portfolio of home appliances and cookware products sold under the PowerXL®, Emeril Legasse®, and Copper Chef® brands. The PowerXL® and Copper Chef® brands were acquired outright by the Company while the Emeril Legasse® brand remains subject to a trademark license agreement with the license holder (the "Emeril License"). Pursuant to the Emeril License, the Company will continue to license the Emeril Lagasse® brands in the US, Canada, Mexico, and the United Kingdom for certain designated product categories of household appliances within the HPC segment, including small kitchen food preparation products, indoor and outdoor grills and grill accessories, and cookbooks. The Emeril License is set to expire effective December 31, 2022 with options of up to three one-year renewal periods following the initial expiration. Under the terms of the agreement, we agreed to pay the license holder a percentage of sales, with minimum annual royalty payments of $1.5 million, increasing to $1.8 million in subsequent renewal periods.
The net assets and operating results of the Tristar Business, since the acquisition date of February 18, 2022, are included in the Company’s Condensed Consolidated Statements of Income and reported within the HPC reporting segment for the three and six month periods ended April 3, 2022.
The Company has recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the February 18, 2022 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets of $103.7 million was recorded as goodwill, which is deductible for tax purposes. Goodwill includes value associated with profits earned from market and expansion capabilities including the success of new product launches through direct response television and direct to consumer channels, new brand development and products brought to market by the Company, synergies from integration and streamlining operational activities, and the going concern of the business and the value of the assembled workforce. The preliminary fair values recorded were determined based upon a valuation with estimates and assumptions used in such valuation that are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of acquisition account that are not finalized relate to amounts for purchase price, intangible assets, deferred taxes, goodwill, and components of working capital.
The calculation of preliminary purchase price is as follows:

(in millions)	Amount
Cash paid	$314.6
Estimated purchase price settlement	(39.1)
Contingent consideration	30.0
Total purchase price	$305.5

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 3 - ACQUISITIONS (continued)
The Company recorded a contingent consideration liability of $30.0 million as of the date of the acquisition to reflect the estimated fair value of the contingent consideration for the earn-out payments. The fair value was determined using a Monte Carlo simulation model to value the earn-out based on the likelihood of reaching specific targets. The fair value measurement is determined based on significant unobservable inputs and thus represents a Level 3 fair value measurement. The key assumptions considered include the estimated amount and timing of projected gross profits, volatility, estimated discount rates, and risk-free interest rate. In each reporting period after the acquisition, the Company will reassess the value of the contingent consideration liability and may recognize an increase or decrease in the fair value in its consolidated statements of earnings after the measurement period. Changes may result from changes in actual results and projected forecasts. The inputs and assumptions may not be observable in the market, but reflect the assumptions the Company believes would be made by a market participant. There were no changes in the contingent consideration liability during the three and six month periods ended April 3, 2022 following the acquisition date of February 18, 2022. As of April 3, 2022, the current portion of the contingent consideration was classified as Other Current Liabilities for the calendar year 2022 payment of $25.0 million and the long-term portion as Other Long-Term Liabilities for the calendar year 2023 payment of $5.0 million on the Company’s Condensed Consolidated Statements of Financial Position.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

(in millions)	Purchase Price Allocation
Cash and cash equivalents	$0.3
Trade receivables, net	58.4
Other receivables	0.4
Inventories	102.0
Prepaid expenses and other current assets	4.4
Property, plant and equipment, net	0.4
Operating lease assets	23.3
Goodwill	103.7
Intangible assets, net	95.0
Accounts payable	(51.7)
Accrued wages and salaries	(0.6)
Other current liabilities	(19.0)
Long-term operating lease liabilities	(11.1)
Net assets acquired	$305.5
The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$66.0	Indefinite
Customer relationships	29.0	13 years
Total intangibles acquired	$95.0
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
Tradename – The Company valued the PowerXL® tradename, using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the tradenames were not owned. Royalty rate of 3% for valuation of PowerXL® was selected based on consideration of several factors, including prior transactions, related trademarks and tradenames, other similar trademark licensing, and transaction agreements and the relative profitability and perceived contribution of the tradenames. The discount rate applied to the projected cash flow was 16% based on the implied transaction internal rate of return for the overall business, excluding cost synergies. The resulting discounted cash flows were then tax-effected at the applicable statutory rate.
Customer relationships – The Company values customer relationships using the multi-period excess earnings method under a market participant distributor method of the income approach. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. Only expected sales from current retail customers were used, which are estimated using average annual expected growth rate of 2.7%. The Company assumed a customer attrition rate of 5%, which is supported by historical attrition rates. The discount rate applied to the projected cash flow was 12% based upon a weighted average cost of capital for the overall business and income taxes were estimated at the applicable statutory rate.
The following pro forma financial information summarizes the combined results of operations for the Company and the acquired Tristar Business, as though the companies were combined as of the beginning of the Company’s fiscal 2021. The unaudited pro forma financial information was as follows:

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 3 - ACQUISITIONS (continued)

	Three Month Period Ended		Six Month Period Ended
(in millions)	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Proforma net sales	$853.7	$902.8	$1,765.1	$1,848.0
Proforma net (loss) income from continuing operations	(26.0)	6.1	(33.3)	21.2
Proforma net income	15.1	45.5	46.1	118.8
Proforma diluted earnings from continuing operations per share	$(0.64)	$0.14	$(0.77)	$0.49
Proforma diluted earnings per share	0.37	1.07	1.07	2.77
The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional operating expense from the excess fair value adjustments on ROU operating lease assets for below market rents (iv) additional cost of sales related to the inventory valuation adjustment, (v) transaction costs and other one-time non-recurring costs and (vi) the estimated income tax effect on the acquired Tristar Business and pro forma adjustments.
Through the acquisition of the Tristar Business, the Company acquired substantially all of the operations, employees and net assets of Tristar Products, Inc. and entered into a series of TSAs for various shared back office administrative functions including finance, sales and marketing, information technology, human resources, real estate and supply chain, customer service and procurement, to support the excluded product groups that did not convey with the transaction. Charges associated with TSAs are recognized as bundled service charges under a fixed fee structure by the respective service or function along with one-time pass-through charges, including warehousing, and freight, among others, from the acquired Tristar Business that settle on a net basis between the two parties. Charges for TSA services are recognized as a reduction to the respective operating costs as a component of operating expense or cost of goods sold depending upon the functions supported by the acquired Tristar Business. During the three and six month periods ended April 3, 2022, the Company recognized TSA income of $0.5 million. Additionally, the Company assumed the cash accounts supporting both the acquired Tristar Business and the excluded product groups, and due to the commingled nature of operations, cash would be received and/or paid on behalf of the excluded product groups' operations, resulting in cash flow being commingled with operating cash flow of the Company which would settle on a net basis with TSA charges. As of April 3, 2022, there was an outstanding payable to Tristar Products, Inc. of $0.7 million included within Other Current Liabilities on the Company’s Condensed Consolidated Statements of Financial Position.
NOTE 4 – RESTRUCTURING AND RELATED CHARGES
Global Productivity Improvement Program – During the year ended September 30, 2019, the Company initiated a company-wide, multi-year program, which consists of various restructuring related initiatives to redirect resources and spending to drive growth, identify cost savings and pricing opportunities through standardization and optimization, develop organizational and operating optimization, and reduce overall operational complexity across the Company. Since the announcement of the project and completion of the Company’s divestitures of GBL and GAC during the year ended September 30, 2019, the project focus includes the transitioning of the Company’s continuing operations in a post-divestiture environment and separation from Energizer TSAs and reverse TSAs. Refer to Note 2 – Divestitures for further discussion of continuing involvement with Energizer.  The initiative includes review of global processes and organization design and structures; headcount reductions and transfers; and rightsizing the Company’s shared operations and commercial business strategy in certain regions and local jurisdictions; among others. Total cumulative costs incurred associated with the project were $156.3 million as of April 3, 2022, with approximately $0.9 million forecasted in the foreseeable future. The project costs are anticipated to be incurred through the fiscal year ending September 30, 2022.
GPC Distribution Center Transitions – During the year ended September 30, 2021, the GPC segment entered into an initiative to update its supply chain and distribution operations within the US to optimize and improve fill rates, address capacity needs attributable to recent and projected growth in the business, improve product availability to meet increasing customer demand and improve overall operational effectiveness and throughput. The initiative includes the transition of its third party logistics (3PL) service provider at its existing Edwardsville, IL distribution center, incorporating new facilities into the distribution footprint by expanding warehouse capacity and securing additional space, and updating engagement and processes with suppliers and its transportation and logistics handlers. Costs incurred to facilitate the transition of service providers include one-time implementation and start-up costs, including the integration of the provider systems and technology, incremental compensation and incentive-based compensation to maintain performance during the transition period, duplicative and redundant costs, and incremental costs for various disruptions in the operations during the transition period, including supplemental transportation and storage costs. Due to the continued supply chain constraints impacting product availability experienced by the GPC segment, the Company has extended the initiative and expanded the project to include additional long-term capacity to be available later in the 2022 fiscal year. Total cumulative costs incurred associated with the project were $27.4 million as of April 3, 2022, with approximately $5.3 million forecasted in the foreseeable future. The project costs are anticipated to be incurred through the remainder of the year ending September 30, 2022.
Other Restructuring Activities – The Company may enter into small, less significant initiatives and restructuring related activities primarily to reduce costs and improve margins throughout the organization. Individually these activities are not substantial and occur over a shorter time period (generally less than 12 months).
The following summarizes restructuring and related charges for the three and six month periods ended April 3, 2022 and April 4, 2021:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Global productivity improvement program	$2.3	$1.9	$4.1	$10.9
GPC distribution transition	5.6	—	15.9	—
Other restructuring activities	8.5	2.4	13.8	2.4
Total restructuring and related charges	$16.4	$4.3	$33.8	$13.3
Reported as:
Cost of goods sold	$1.2	$1.3	$1.5	$1.4
Operating expense	15.2	3.0	32.3	11.9

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 4 - RESTRUCTURING AND RELATED CHARGES (continued)

The following is a summary of restructuring and related charges for the three and six month periods ended April 3, 2022 and April 4, 2021, by cost type.

(in millions)	Termination Benefits	Other Costs	Total
For the three month period ended April 3, 2022	$1.2	$15.2	$16.4
For the three month period ended April 4, 2021	0.4	3.9	4.3
For the six month period ended April 3, 2022	1.9	31.9	33.8
For the six month period ended April 4, 2021	3.3	10.0	13.3
The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type for the six month period ended April 3, 2022.

(in millions)	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2021	$4.6	$5.6	$10.2
Provisions	0.1	2.9	3.0
Cash expenditures	(1.9)	(0.7)	(2.6)
Foreign currency and other	(0.8)	(0.1)	(0.9)
Accrual balance at April 3, 2022	$2.0	$7.7	$9.7
The following summarizes restructuring and related charges by segment for the three and six month periods ended April 3, 2022 and April 4, 2021, by the Company’s segments:

(in millions)	HPC	GPC	H&G	Corporate	Total
For the three month period ended April 3, 2022	$3.7	$8.2	$—	$4.5	$16.4
For the three month period ended April 4, 2021	1.5	0.6	—	2.2	4.3
For the six month period ended April 3, 2022	4.3	19.6	—	9.9	33.8
For the six month period ended April 4, 2021	4.1	2.1	—	7.1	13.3
NOTE 5 – REVENUE RECOGNITION
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three and six month periods ended April 3, 2022 and April 4, 2021, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	Three Month Period Ended April 3, 2022				Three Month Period Ended April 4, 2021
(in millions)	HPC	GPC	H&G	Total	HPC	GPC	H&G	Total
Product Sales
NA	$136.8	$182.2	$194.2	$513.2	$115.3	$182.4	$166.8	$464.5
EMEA	109.1	95.3	—	204.4	123.3	94.2	—	217.5
LATAM	51.5	4.5	1.7	57.7	40.6	4.4	1.5	46.5
APAC	16.2	9.0	—	25.2	15.9	8.8	—	24.7
Licensing	2.1	2.4	0.7	5.2	2.8	2.1	0.5	5.4
Other	0.4	1.7	—	2.1	—	1.7	—	1.7
Total Revenue	$316.1	$295.1	$196.6	$807.8	$297.9	$293.6	$168.8	$760.3

	Six Month Period Ended April 3, 2022				Six Month Period Ended April 4, 2021
(in millions)	HPC	GPC	H&G	Total	HPC	GPC	H&G	Total
Product Sales
NA	$264.2	$369.7	$266.9	$900.8	$257.9	$360.5	$247.0	$865.4
EMEA	268.5	189.7	—	458.2	290.9	175.5	—	466.4
LATAM	120.1	9.2	4.1	133.4	83.0	8.4	3.2	94.6
APAC	37.9	20.2	—	58.1	38.2	17.9	—	56.1
Licensing	4.7	5.1	0.9	10.7	6.4	3.9	0.8	11.1
Other	0.4	3.4	—	3.8	—	2.9	—	2.9
Total Revenue	$695.8	$597.3	$271.9	$1,565.0	$676.4	$569.1	$251.0	$1,496.5

The Company offers standard warranty coverage on certain products that it sells and accounts for this as an assurance warranty. As such, no transaction price is allocated to the standard warranty, and the Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. See Note 17 - Commitments and Contingencies for further information regarding the Company’s standard warranties.
With the acquisition of the Tristar Business, the Company also sells extended warranty coverage for certain Tristar products that are sold directly to consumers, which it accounts for as service warranties. In most cases, the extended warranty is sold as a separate contract and separate performance obligation that is distinct from the product. The extended warranty transaction revenue is initially recognized as deferred revenue and amortized on a straight-line basis to Net Sales over the life of the contracts following the standard warranty period. Revenue attributable to extended warranties was first recognized with the acquisition of the Tristar

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 5 – REVENUE RECOGNITION (continued)
Business on February 18, 2022. See Note 3 - Acquisitions for more details. As of April 3, 2022, the Company had $1.3 million service warranty revenue deferred and included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position.
The Company has a broad range of customers including many large mass retail customers. During the three month periods ended April 3, 2022 and April 4, 2021, there were two large retail customers each exceeding 10% of consolidated Net Sales and representing 33.3% and 32.2% of consolidated Net Sales, respectively. During the six month periods ended April 3, 2022 and April 4, 2021, there were two large retail customers each exceeding 10% of consolidated Net Sales and representing 33.1% and 33.0% of consolidated Net Sales, respectively.
A significant portion of our product sales from our HPC segment, primarily in the NA and LATAM regions, are subject to the continued use and access to the Black and Decker® brand (B&D) through a license agreement with Stanley Black and Decker. The license agreement was recently renewed through June 30, 2025, including a sell-off period from April 1, 2025 to June 30, 2025 whereby the Company can continue to sell and distribute but no longer produce products subject to the License Agreement. Net sales from B&D product sales consist of $98.0 million and $93.7 million for the three month periods ended April 3, 2022 and April 4, 2021, respectively. Net sales from B&D product sales consist of $229.8 million and $205.3 million for the six month periods ended April 3, 2022 and April 4, 2021, respectively. All other significant brands and tradenames used in the Company’s commercial operations are directly owned and not subject to further restrictions.
In the normal course of business, the Company may allow customers to return product or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to be received. The allowance for product returns as of April 3, 2022, and September 30, 2021 was $21.1 million and $11.8 million, respectively. The increase in allowance for product returns balance is due to the acquisition of the Tristar Business. See Note 3 - Acquisitions for further discussion on the Tristar Business acquisition.
NOTE 6 – RECEIVABLES AND CONCENTRATION OF CREDIT RISK
The allowance for uncollectible receivables as of April 3, 2022 and September 30, 2021 was $10.3 million and $6.7 million, respectively. The Company has a broad range of customers including many large mass retail customers. As of April 3, 2022 and September 30, 2021 there was one large retail customers exceeding 10% of consolidated Net Trade Receivables and representing 14.4% and 14.7%, respectively, of consolidated Net Trade Receivables.
NOTE 7 – INVENTORIES
Inventories consist of the following:

(in millions)	April 3, 2022	September 30, 2021
Raw materials	$83.1	$66.1
Work-in-process	9.8	8.3
Finished goods	707.7	488.4
	$800.6	$562.8
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(in millions)	April 3, 2022	September 30, 2021
Land, buildings and improvements	$77.3	$83.5
Machinery, equipment and other	385.9	383.0
Finance leases	145.0	146.1
Construction in progress	39.7	28.8
Property, plant and equipment	647.9	641.4
Accumulated depreciation	(391.5)	(381.2)
Property, plant and equipment, net	$256.4	$260.2
Depreciation expense from property, plant, and equipment for the three month periods ended April 3, 2022 and April 4, 2021 was $12.2 million and $13.4 million, respectively; and for the six month periods ended April 3, 2022 and April 4, 2021 was $24.4 million and $26.4 million, respectively.
NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following:

(in millions)	HPC	GPC	H&G	Total
As of September 30, 2021	$—	$524.6	$342.6	$867.2
Tristar Business acquisition (Note 3)	103.7	—	—	103.7
Foreign currency impact	—	(3.9)	—	(3.9)
As of April 3, 2022	$103.7	$520.7	$342.6	$967.0

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 9 - GOODWILL AND INTANGIBLE ASSETS (continued)
The carrying value of indefinite-lived intangibles and definite-lived intangibles assets subject to amortization and accumulated amortization are as follows:

	April 3, 2022			September 30, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable Intangible Assets:
Customer relationships	$644.6	$(367.1)	$277.5	$619.6	$(352.3)	$267.3
Technology assets	75.3	(28.3)	47.0	75.3	(25.8)	49.5
Tradenames	158.4	(149.0)	9.4	158.4	(141.9)	16.5
Total Amortizable Intangible Assets	878.3	(544.4)	333.9	853.3	(520.0)	333.3
Indefinite-lived Intangible Assets – Tradenames	929.8	—	929.8	870.8	—	870.8
Total Intangible Assets	$1,808.1	$(544.4)	$1,263.7	$1,724.1	$(520.0)	$1,204.1
There were no triggering events and no impairments of goodwill and intangible assets identified during the three and six month periods ended April 3, 2022.
Amortization expense from the intangible assets for the three month periods ended April 3, 2022 and April 4, 2021 was $13.5 million and $16.8 million, respectively; and for the six month periods ended April 3, 2022 and April 4, 2021 was $26.7 million and $30.9 million, respectively. Excluding the impact of any future acquisitions, dispositions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2022	$50.2
2023	42.2
2024	42.2
2025	40.1
2026	38.5
NOTE 10 – DEBT
Debt consists of the following:

	April 3, 2022		September 30, 2021
(in millions)	Amount	Rate	Amount	Rate
Spectrum Brands Inc.
Revolver Facility, variable rate, expiring June 30, 2025	$775.0	3.0%	$—	—%
Term Loan Facility, variable rate, due March 3, 2028	396.0	2.5%	398.0	2.5%
5.75% Notes, due July 15, 2025	450.0	5.8%	450.0	5.8%
4.00% Notes, due October 1, 2026	470.3	4.0%	492.9	4.0%
5.00% Notes, due October 1, 2029	300.0	5.0%	300.0	5.0%
5.50% Notes, due July 15, 2030	300.0	5.5%	300.0	5.5%
3.875% Notes, due March 15, 2031	500.0	3.9%	500.0	3.9%
Obligations under finance leases	97.6	5.0%	101.9	4.9%
Total Spectrum Brands, Inc. debt	3,288.9		2,542.8
Unamortized discount on debt	(0.9)		(0.9)
Debt issuance costs	(39.6)		(35.6)
Less current portion	(12.1)		(12.0)
Long-term debt, net of current portion	$3,236.3		$2,494.3
Borrowings from the initial revolver capacity of $600 million under the Revolver Facility are subject to either adjusted London Inter-Bank Offered Rate ("LIBOR") plus margin ranging from 1.75% to 2.75% per annum, or base rate plus margin ranging from 0.75% to 1.75% per annum; and borrowings under the incremental revolver capacity of $500 million, per the third amendment to the Credit Agreement discussed below, are subject to Secured Overnight Financing Rate ("SOFR") plus margin ranging from 1.75% to 2.75% per annum or base rate plus margin ranging from 0.75% to 1.75%. The LIBOR borrowings are subject to a 0.75% LIBOR floor and the SOFR borrowings are subject to a 0.50% SOFR floor. Our Revolver Facility allows for the LIBOR rate to be phased out and replaced with the SOFR and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition. As a result of borrowings and payments under the Revolver Facility, the Company had borrowing availability of $308.4 million at April 3, 2022, net of outstanding letters of credit of $16.6 million.
The Term Loan Facility is subject to a rate per annum equal to either (1) the LIBO Rate (as defined in the Credit Agreement), subject to a 0.50% floor, adjusted for statutory reserves, plus a margin of 2.00% per annum or (2) the Alternate Base Rate (As defined in the Credit Agreement), plus a margin of 1.00% per annum.
Credit Agreement
On December 10, 2021, the Company entered into the second amendment to the Amended and Restated Credit Agreement (the "Credit Agreement") dated as of June 30, 2020. The second amendment includes certain modified terms from the existing Credit Agreement to provide for an alternate rate of interest to the Eurocurrency Rate applicable to Revolving Loans and Letters of Credit in Euro and Pounds Sterling. Pursuant to the second amendment, Sterling Overnight Index

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 10 - DEBT (continued)
Average ("SONIA") replaced LIBO Rate as a reference rate for Revolving Loans and Letters of Credit denominated in Pounds Sterling and Euro Interbank Offered Rate ("EURIBOR") replaced LIBO Rate as a reference rate for Revolving Loans and Letters of Credit denominated in Euro. The Company currently has no borrowing under the Revolver Facility denominated in Euro or Pounds Sterling.
On February 3, 2022, the Company entered into a third amendment to the Credit Agreement. The third amendment provides for incremental capacity on the Revolver Facility of $500 million that was used to support the acquisition of the Tristar Business and the continuing operations and working capital requirements of the Company. See Note 3 - Acquisitions for further discussion on the Tristar Business acquisition. Borrowings under the incremental capacity are subject to the same terms and conditions of the existing Revolver Facility, with a maturity date of June 30, 2025, other than a difference in borrowing rate which is subject to SOFR plus margin ranging from 1.75% to 2.75%, or base rate plus margin ranging from 0.75% to 1.75% per annum, with an increase by 25 basis points 270 days after the effective date of the third amendment and an additional 25 basis points on each 90 day anniversary of such date. The SOFR is subject to a 0.50% floor. The Company incurred $7.1 million in connection with the third amendment, which have been capitalized as debt issuance costs and will be amortized over the remaining term of the Credit Agreement.
NOTE 11 – DERIVATIVES
Derivative financial instruments are used by the Company principally in the management of its foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.
Cash Flow Hedges
The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pound Sterling, Canadian Dollars, Australian Dollars, or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to inventory purchases or the sale of product. Until the purchase or sale is recognized, the fair value of the related hedge is recorded in Accumulated Other Comprehensive Income ("AOCI") and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to purchase price variance in Cost of Goods Sold or Net Sales on the Condensed Consolidated Statements of Income. At April 3, 2022, the Company had a series of foreign exchange derivative contracts outstanding through September 29, 2023. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $5.2 million, net of tax. At April 3, 2022 and September 30, 2021, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $276.7 million and $279.9 million, respectively.
The following table summarizes the impact of designated cash flow hedges and the pre-tax gain (loss) recognized in the Condensed Consolidated Statements of Income for the three and six month periods ended April 3, 2022 and April 4, 2021, respectively:

	Gain in OCI		Reclassified Gain (Loss) to Continuing Operations
For the three month periods ended (in millions)	April 3, 2022	April 4, 2021	Line Item	April 3, 2022	April 4, 2021
Foreign exchange contracts	$0.1	$0.1	Net sales	$—	$0.1
Foreign exchange contracts	4.7	5.2	Cost of goods sold	1.5	(3.2)
Total	$4.8	$5.3		$1.5	$(3.1)

	Gain (Loss) in OCI		Reclassified Gain (Loss) to Continuing Operations
For the six month periods ended (in millions)	April 3, 2022	April 4, 2021	Line Item	April 3, 2022	April 4, 2021
Foreign exchange contracts	$0.1	$0.1	Net sales	$—	$—
Foreign exchange contracts	3.9	(8.1)	Cost of goods sold	3.6	(5.8)
Total	$4.0	$(8.0)		$3.6	$(5.8)
Derivative Contracts Not Designated as Hedges for Accounting Purposes
The Company periodically enters into foreign exchange forward contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Australian Dollars, Polish Zlotys, Mexican Pesos, or Japanese Yen, among others. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or gain on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At April 3, 2022, the Company had a series of forward exchange contracts outstanding through July 20, 2022. At April 3, 2022 and September 30, 2021, the Company had $109.8 million and $198.4 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.
The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three and six month periods ended April 3, 2022 and April 4, 2021, pre-tax:

		Three Month Periods Ended		Six Month Periods Ended
(in millions)	Line Item	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Foreign exchange contracts	Other non-operating expense (income)	$0.2	$(4.6)	$(0.9)	$(8.5)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 11 – DERIVATIVES (continued)
Fair Value of Derivative Instruments
The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	April 3, 2022	September 30, 2021
Derivative Assets
Foreign exchange contracts – designated as hedge	Other receivables	$7.4	$5.2
Foreign exchange contracts – designated as hedge	Deferred charges and other	0.1	0.9
Foreign exchange contracts – not designated as hedge	Other receivables	0.5	0.7
Total Derivative Assets		$8.0	$6.8
Derivative Liabilities
Foreign exchange contracts – designated as hedge	Accounts payable	$0.4	$0.1
Foreign exchange contracts – designated as hedge	Other long term liabilities	0.1	—
Foreign exchange contracts – not designated as hedge	Accounts payable	1.2	2.4
Total Derivative Liabilities		$1.7	$2.5
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant as of April 3, 2022.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of April 3, 2022, and September 30, 2021, there was no cash collateral outstanding and no posted standby letters of credit related to such liability positions.
Net Investment Hedge
SBI has €425.0 million aggregate principle amount of 4.00% Notes designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge are recognized as a component of foreign currency translation within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Expense (Income). As of April 3, 2022, the full principal amount was designated as a net investment hedge and considered fully effective. The following summarizes the gain (loss) from the net investment hedge recognized in Other Comprehensive Income for the three and six month periods ended April 3, 2022 and April 4, 2021, pre-tax:

	Three Month Periods Ended		Six Month Periods Ended
Gain (loss) in OCI (in millions)	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Net investment hedge	$11.9	$20.1	$22.5	$(1.4)
Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial and derivative instruments as of April 3, 2022 and September 30, 2021 according to the fair value hierarchy are as follows:

	April 3, 2022					September 30, 2021
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Derivative Assets	$—	$8.0	$—	$8.0	$8.0	$—	$6.8	$—	$6.8	$6.8
Derivative Liabilities	—	1.7	—	1.7	1.7	—	2.5	—	2.5	2.5
Debt	—	3,198.4	—	3,198.4	3,248.4	—	2,628.2	—	2,628.2	2,506.3
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
The following is a summary of income recognized as a component of Other Non-Operating Income in the Company's Condensed Consolidated Statements of Income:

	Three Month Period Ended	Six Month Period Ended
(in millions)	April 4, 2021	April 4, 2021
Realized gain on equity investments sold	$0.9	$6.9
Dividend income from equity investments	—	0.2
Gain from equity investments	$0.9	$7.1
NOTE 13 – SHAREHOLDERS' EQUITY
Share Repurchases
The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or otherwise. On May 4, 2021, the Board of Directors approved a $1 billion common stock repurchase program and terminated the previously approved share repurchase program. The authorization is effective for 36 months. As part of our share repurchase programs, the Company purchased treasury shares in open market purchases at market fair value, private purchases from Company employees, significant shareholders or beneficial interest owners at fair value.
The following summarizes the activity of common stock repurchases for the three and six month periods ended April 3, 2022 and April 4, 2021:

	April 3, 2022			April 4, 2021
Three Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	0.2	$96.90	$24.0	—	$—	$—

	April 3, 2022			April 4, 2021
Six Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	1.3	$97.34	$134.0	—	$—	$—
Private Purchases	—	—	—	0.6	65.27	42.3
Total Purchases	1.3	$97.34	$134.0	0.6	$65.27	$42.3

During the fourth quarter ended September 30, 2021, SBH entered into a $150.0 million rule 10b5-1 repurchase plan to facilitate daily market share repurchases through September 16, 2022, until the cap is reached or until the plan is terminated. The Company completed share repurchases of $150.0 million under the rule 10b5-1 repurchase plan during the three month period ended April 3, 2022.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 14 – SHARE BASED COMPENSATION
The following is a summary of share based compensation expense for the three and six month periods ended April 3, 2022 and April 4, 2021 for SBH and SB/RH, respectively.

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
SBH	$6.6	$7.2	$12.2	$13.7
SB/RH	$6.2	$6.8	$11.8	$13.1
The Company recognizes share based compensation expense from the issuance of Restricted Stock Units (“RSUs”), primarily under its Long-Term Incentive Plan ("LTIP"), based on the fair value of the awards, as determined by the market price of the Company’s shares of common stock on the designated grant date and recognized on a straight-line basis over the requisite service period of the awards. RSUs granted under the LTIP include time-based grants and performance based grants. Time-based RSU awards provide for either three year cliff vesting or graded vesting depending upon the vesting conditions and forfeitures provided by the grant. Performance-based RSU awards that are dependent upon achieving specified financial metrics (adjusted EBITDA, return on adjusted equity, and/or adjusted free cash flow) by the end of the three year vesting period. Additionally, the Company regularly issues individual RSU awards under its equity plan to its Board members and individual employees for recognition, incentive, or retention purposes, when needed, which are primarily conditional upon time-based service conditions, valued based on the fair value of the awards as determined by the market price of the Company's share of common stock on the designated grant price date and recognized as a component of share-based compensation on a straight-line basis over the requisite service period of the award. The Company regularly issues annual grants under its LTIP during the first quarter of the fiscal year.
The following is a summary of RSU grants issued during the six month period ended April 3, 2022:

	SBH			SB/RH
(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 12 months	0.03	$96.83	$3.1	0.02	$96.74	$2.0
Vesting in more than 12 months	0.08	96.87	7.7	0.08	96.80	7.7
Total time-based grants	0.11	$96.86	$10.8	0.10	$96.79	$9.7
Performance-based grants	0.17	$96.95	$16.7	0.17	$96.95	$16.7
Total grants	0.28	$96.91	$27.5	0.27	$96.89	$26.4

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The change in the components of accumulated other comprehensive income (loss), net of taxes, for the six month periods ended April 3, 2022 and April 4, 2021 was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2021	$(194.8)	$6.4	$(46.9)	$(235.3)
Other comprehensive income before reclassification	6.8	1.2	0.6	8.6
Net reclassification for (gain) loss to income from continuing operations	—	(2.1)	1.0	(1.1)
Net reclassification for gain to income from discontinued operations	—	(0.5)	—	(0.5)
Other comprehensive income (loss) before tax	6.8	(1.4)	1.6	7.0
Deferred tax effect	(4.5)	4.5	(2.9)	(2.9)
Other comprehensive income (loss), net of tax	2.3	3.1	(1.3)	4.1
Less: other comprehensive income from discontinued operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income (loss) attributable to controlling interest	2.2	3.1	(1.3)	4.0
Balance at January 2, 2022	(192.6)	9.5	(48.2)	(231.3)
Other comprehensive (loss) income before reclassification	(1.6)	6.4	1.0	5.8
Net reclassification for (gain) loss to income from continuing operations	—	(1.5)	1.0	(0.5)
Net reclassification for gain to income from discontinued operations	—	(0.7)	—	(0.7)
Other comprehensive (loss) income before tax	(1.6)	4.2	2.0	4.6
Deferred tax effect	(3.1)	(1.0)	(0.6)	(4.7)
Other comprehensive (loss) income, net of tax	(4.7)	3.2	1.4	(0.1)
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	(0.1)	—	—	(0.1)
Other comprehensive (loss) income attributable to controlling interest	(4.6)	3.2	1.4	—
Balance at April 3, 2022	$(197.2)	$12.7	$(46.8)	$(231.3)

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2020	$(226.6)	$3.6	$(61.7)	$(284.7)
Other comprehensive income (loss) income before reclassification	19.4	(12.4)	(2.2)	4.8
Net reclassification for loss to income from continuing operations	—	2.6	1.1	3.7
Net reclassification for loss to income from discontinued operations	—	0.1	—	0.1
Other comprehensive income (loss) before tax	19.4	(9.7)	(1.1)	8.6
Deferred tax effect	5.3	2.5	0.2	8.0
Other comprehensive income (loss), net of tax	24.7	(7.2)	(0.9)	16.6
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.1	—	—	0.1
Less: other comprehensive income from discontinued operations attributable to non-controlling interest	0.3	—	—	0.3
Other comprehensive income (loss) attributable to controlling interest	24.3	(7.2)	(0.9)	16.2
Balance at January 3, 2021	(202.3)	(3.6)	(62.6)	(268.5)
Other comprehensive income before reclassification	22.2	5.8	0.9	28.9
Net reclassification for loss to income from continuing operations	—	3.1	1.1	4.2
Net reclassification for gain to income from discontinued operations	—	(0.1)	—	(0.1)
Other comprehensive income before tax	22.2	8.8	2.0	33.0
Deferred tax effect	(5.0)	(2.4)	(0.6)	(8.0)
Other comprehensive income, net of tax	17.2	6.4	1.4	25.0
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	(0.1)	—	—	(0.1)
Other comprehensive income attributable to controlling interest	17.3	6.4	1.4	25.1
Balance at April 4, 2021	$(185.0)	$2.8	$(61.2)	$(243.4)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 16 – INCOME TAXES
The effective tax rate for the three and six month periods ended April 3, 2022 and April 4, 2021 was as follows:

	Three Month Periods Ended		Six Month Periods Ended
Effective tax rate	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
SBH	21.3%	13.3%	29.2%	(75.2)%
SB/RH	21.1%	10.2%	29.1%	(58.7)%
The estimated annual effective tax rate applied to the three and six month periods ended April 3, 2022 differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), certain nondeductible expenses, foreign rates that differ from the US federal statutory rate, and state income taxes. The Company has U.S. net operating loss carryforwards ("NOL"), which do not allow it to take advantage of the foreign-derived intangible income deduction. The Company’s federal effective tax rate on GILTI is therefore 21%.
During the six month period ended April 3, 2022, the Company recorded a $3.2 million tax benefit as an adjustment to the estimated benefit recorded in Fiscal 2021 for the Final Regulations issued under Internal Revenue Code Section 951A relating to the treatment of income that is subject to a high rate of tax under the GILTI regime. The Company completed and filed the amended return implementing these Regulations during the six month period ending April 3, 2022. The Company also recorded a $2.5 million tax benefit during the six month period ended April 3, 2022 for windfalls associated with the vesting of share compensation during the year. The Company generated a pretax loss on continuing operations year to date, so additional discrete tax benefits result in an increase to the tax rate.
As of April 3, 2022, and September 30, 2021, there was $1.8 million of income tax receivable and $8.0 million of income taxes payable, respectively, with its parent company, on the SB/RH Condensed Consolidated Statements of Financial Position, calculated as if SB/RH were a separate taxpayer.
NOTE 17 – COMMITMENTS AND CONTINGENCIES
The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. Based on information currently available, the Company does not believe that any additional matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
Shareholder Litigation. On July 12, 2019, an amended consolidated class action complaint filed earlier in 2018 was filed in the United States District Court for the Western District of Wisconsin (the “Court”) by the Public School Teachers’ Pension & Retirement Fund of Chicago and the Cambridge Retirement against Spectrum Brands’ Legacy, Inc. (“Spectrum Legacy”). The complaint alleges that the defendants violated the Securities Exchange Act of 1934. The amended complaint added HRG Group, Inc. (“HRG”), the predecessor to the Company, as a defendant and asserted additional claims against the Company on behalf of a purported class of HRG shareholders. The class period of the consolidated amended complaint is from January 26, 2017 to November 19, 2018, and the plaintiffs seek an unspecified amount of compensatory damages, interest, attorneys’ and expert fees and costs. During the year ended September 30, 2020, the Company reached a proposed settlement resulting in an insignificant loss, net of third-party insurance coverage and payment, pending final approval by the Court. In February 2021, the Court declined to approve the proposed settlement without prejudice because the Court determined that as a procedural matter the plaintiff’s counsel had not taken the appropriate actions to be appointed to represent the purported class of HRG shareholders. The court subsequently appointed separate counsel to represent the HRG shareholder class. In August 2021, the Company reached an agreement in principle to settle the claims of the Spectrum Legacy class, the cost of which has been defrayed by third-party insurance. In October 2021, the Company reached an agreement in principle to settle the claims of the HRG class, the cost of which also has been defrayed by third-party insurance. In March 2022, the court granted approval to both settlements with formal opinion and order forthcoming.
Environmental. The Company has provided for an estimated cost of $10.5 million and $11.3 million as of April 3, 2022 and September 30, 2021, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites, included in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations, or cash flows of the Company.
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of April 3, 2022 and September 30, 2021, the Company recognized $3.3 million and $3.0 million in product liability, respectively, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $0.3 million and $0.4 million of warranty accruals as of April 3, 2022 and September 30, 2021, respectively, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 18 – SEGMENT INFORMATION
Net sales relating to the segments for the three and six month periods ended April 3, 2022 and April 4, 2021 are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
HPC	$316.1	$297.9	695.8	676.4
GPC	295.1	293.6	597.3	569.1
H&G	196.6	168.8	271.9	251.0
Net sales	$807.8	$760.3	$1,565.0	$1,496.5
The Chief Operating Decision Maker of the Company uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based compensation costs consist of costs associated with long-term incentive compensation arrangements that generally consist of non-cash, stock-based compensation. During the six month period ended April 4, 2021, compensation costs included incentive bridge awards previously issued due to changes in the Company’s LTIP that allowed for cash based payment upon employee election but do not qualify for shared-based compensation, which were fully vested in November 2020. See Note 14 – Share Based Compensation for further details;
•Restructuring and related charges consist of project costs associated with the restructuring initiatives across the Company's segments. See Note 4 – Restructuring and Related Charges for further details;
•Transaction related charges are attributable to costs from qualifying strategic transaction or business opportunities, including an acquisition or divestiture, whether or not consummated, subsequent integration related project costs, divestiture support and incremental separation costs. See Note 1 – Basis of Presentation & Significant Accounting Policies for further details;
•Incremental costs towards the SAP S/4 HANA ERP transformation to implement our enterprise-wide operating systems to SAP S/4 HANA on a global basis. This is a multi-year project that includes various costs, including software configuration and implementation costs that would be recognized as capital expenditures or deferred costs in accordance with applicable accounting policies, with certain costs recognized as operating expense associated with project development and management costs, and professional services with business partners engaged towards planning, design and business process review that would not qualify as software implementation costs. The Company has substantially completed the design phase of the project and is currently moving into the build phase;
•Unallocated shared costs associated with discontinued operations from certain shared and center-led administrative functions the Company's business units excluded from income from discontinued operations as they are not a direct cost of the discontinued business but a result of indirect allocations, including but not limited to, information technology, human resources, finance and accounting, supply chain, and commercial operations. Amounts attributable to unallocated shared costs would be mitigated through subsequent strategic or restructuring initiatives, TSAs, elimination of extraneous costs, or re-allocations or absorption of existing continuing operations following the completed sale of the discontinued operations. See Note 2 – Divestitures for further details;
•Non-cash purchase accounting adjustments recognized in earnings from continuing operations subsequent to an acquisition, including, but not limited to, the costs attributable to the step-up in inventory value, and the incremental value in ROU operating lease assets with below market rent, among others;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations;
•Gains attributable to the Company's investment in Energizer common stock during the three and six month periods ended April 4, 2021, with such remaining shares sold in January 2021. See Note 12 – Fair Value of Financial Instruments for further details;
•Incremental reserves for non-recurring litigation or environmental remediation activity including the proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual nonrecurring claims with no previous history or precedent recognized during the six month period ended April 4, 2021 and the subsequent remeasurement during the six month period ended April 3, 2022;
•Incremental costs realized under a three-year tolling agreement entered into with the buyer in consideration with the divestiture of the Coevorden Operations on March 29, 2020, for the continued production of dog and cat food products purchased to support the GPC commercial operations and distribution in Europe; and
•Other adjustments are primarily attributable to: (1) incremental trade spend reserves realized from the transition and integration of the Rejuvenate business into the H&G segment and the Company's systems and processes during the three and six month periods ended April 3, 2022, (2) incremental fines and penalties realized for delayed shipments attributable to the GPC distribution transition initiative during the three and six month periods ended April 3, 2022, and (3) costs associated with Salus as they are not considered a component of the continuing commercial products company.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 18 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA for the reportable segments for SBH for the three and six month periods ended April 3, 2022 and April 4, 2021, are as follows:

	Three Month Periods Ended		Six Month Periods Ended
SBH (in millions)	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
HPC	$10.6	$25.4	38.0	76.3
GPC	40.6	55.6	79.3	109.2
H&G	37.7	34.8	30.4	45.3
Total Segment Adjusted EBITDA	88.9	115.8	147.7	230.8
Corporate	9.9	8.3	19.4	17.5
Interest expense	24.7	52.8	46.4	76.0
Depreciation and amortization	25.7	30.2	51.1	57.2
Share and incentive based compensation	6.6	7.2	12.2	14.2
Restructuring and related charges	16.4	4.3	33.8	13.3
Transaction related charges	20.2	8.2	35.1	27.2
Global ERP Transformation	3.2	—	3.2	—
Unallocated shared costs	6.9	6.7	13.8	13.4
Non-cash purchase accounting adjustments	3.5	2.6	3.5	3.4
Gain on Energizer investment	—	(0.9)	—	(6.9)
Legal and environmental remediation reserves	—	—	(0.5)	6.0
Coevorden tolling related charges	1.5	1.5	3.0	3.1
Other	2.2	0.2	4.8	0.1
(Loss) income from continuing operations before income taxes	$(31.9)	$(5.3)	$(78.1)	$6.3
Segment Adjusted EBITDA for reportable segments for SB/RH for the three and six month periods ended April 3, 2022 and April 4, 2021 are as follows:

	Three Month Periods Ended		Six Month Periods Ended
SB/RH (in millions)	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
HPC	$10.6	$25.4	38.0	76.3
GPC	40.6	55.6	79.3	109.2
H&G	37.7	34.8	30.4	45.3
Total Segment Adjusted EBITDA	88.9	115.8	147.7	230.8
Corporate	9.6	8.1	18.9	16.7
Interest expense	24.8	52.9	46.7	76.1
Depreciation and amortization	25.7	30.2	51.1	57.2
Share and incentive based compensation	6.2	6.8	11.8	13.6
Restructuring and related charges	16.4	4.3	33.8	13.3
Transaction related charges	20.2	8.2	35.1	27.2
SAP S/4 HANA ERP Transformation	3.2	—	3.2	—
Unallocated shared costs	6.9	6.7	13.8	13.4
Non-cash purchase accounting adjustments	3.5	2.6	3.5	3.4
Gain on Energizer investment	—	(0.9)	—	(6.9)
Legal and environmental remediation reserves	—	—	(0.5)	6.0
Coevorden tolling related charges	1.5	1.5	3.0	3.1
Other	2.1	0.1	4.4	0.1
(Loss) income from continuing operations before income taxes	$(31.2)	$(4.7)	$(77.1)	$7.6

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 19 – EARNINGS PER SHARE – SBH
The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and six month periods ended April 3, 2022 and April 4, 2021 are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in millions, except per share amounts)	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Numerator
Net (loss) income from continuing operations attributable to controlling interest	$(25.1)	$(3.7)	$(55.3)	$11.0
Income from discontinued operations attributable to controlling interest	41.0	40.3	79.4	97.7
Net income attributable to controlling interest	$15.9	$36.6	$24.1	$108.7
Denominator
Weighted average shares outstanding – basic	40.8	42.6	41.1	42.8
Dilutive shares	—	—	—	0.2
Weighted average shares outstanding – diluted	40.8	42.6	41.1	43.0
Earnings per share
Basic earnings per share from continuing operations	$(0.61)	$(0.09)	$(1.35)	$0.26
Basic earnings per share from discontinued operations	1.00	0.95	1.94	2.28
Basic earnings per share	$0.39	$0.86	$0.59	$2.54
Diluted earnings per share from continuing operations	$(0.61)	$(0.09)	$(1.35)	$0.26
Diluted earnings per share from discontinued operations	1.00	0.95	1.94	2.27
Diluted earnings per share	$0.39	$0.86	$0.59	$2.53
Weighted average number of anti-dilutive shares excluded from denominator	0.2	0.3	0.2	—

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
Business Overview
The Company is a diversified global branded consumer products company.  We manage the businesses in three vertically integrated, product-focused segments: (i) Home and Personal Care (“HPC”), (ii) Global Pet Care (“GPC”), and (iii) Home and Garden (“H&G”).  The Company manufactures, markets and/or distributes its products globally in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors. We enjoy strong name recognition in our regions under our various brands and patented technologies across multiple product categories.  Global and geographic strategic initiatives and financial objectives are determined at the corporate level.  Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and financial results for all product lines within that segment, on a global basis. The segments are supported through center-led shared service operations and enabling functions consisting of finance and accounting, information technology, legal, human resources, supply chain, and commercial operations. See Note 18 – Segment Information for more information pertaining to segments of continuing operations. The following is an overview of the consolidated business, by segment, summarizing product types and brands:

Segment	Products	Brands
HPC
Home Appliances: Small kitchen appliances including toaster ovens, coffeemakers, slow cookers, blenders, hand mixers, grills, food processors, juicers, toasters, irons, kettles, bread makers, cookware, and cookbooks.
Personal Care: Hair dryers, flat irons and straighteners, rotary and foil electric shavers, personal groomers, mustache and beard trimmers, body groomers, nose and ear trimmers, women's shavers, and haircut kits.

Home Appliances: Black & Decker®, Russell Hobbs®, George Foreman®, PowerXL®, Emeril Legasse®, Copper Chef ®, Toastmaster®, Juiceman®, Farberware®, and Breadman®
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

Household: Hot Shot®, Black Flag®, Real-Kill®, Ultra Kill®, The Ant Trap® (TAT), and Rid-A-Bug®.
Controls: Spectracide®, Garden Safe®, Liquid Fence®, and EcoLogic®.
Repellents: Cutter® and Repel®.
Cleaning: Rejuvenate®

The Company has a trademark license agreement (the "License Agreement") with Stanley Black & Decker ("SBD") pursuant to which we license the Black & Decker® (B&D) brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances within the Company's HPC segment: beverage products, food preparation products, garment care products and cooking products; which was set to expire December 31, 2021. The Company renewed the License Agreement through June 30, 2025, including a sell-off period from April 1, 2025 to June 30, 2025 whereby the Company can continue to sell and distribute but no longer produce products subject to the License Agreement. Under the terms of the License Agreement, we agree to pay SBD royalties based on a percentage of sales, with minimum annual royalty payments of $15.0 million, with the exception of the minimum annual royalty will no longer be applied effective January 1, 2024 through the expiration of the agreement on June 30, 2025. The License Agreement also requires us to comply with maximum annual return rates for products. Subsequent to the completion of the License Agreement, there are no non-competition provisions or restrictions provided following its expiration. See Note 5 – Revenue Recognition for further detail on revenue concentration from B&D branded products.
On February 18, 2022, the Company acquired the home appliances and cookware products sold under the PowerXL®, Emeril Legasse®, and Copper Chef® brands from Tristar Products, Inc. (the "Tristar Business"). As part of the acquisition, the PowerXL® and Copper Chef® brands were acquired outright by the Company while the Emeril Legasse® brand remains subject to a trademark license agreement with the license holder (the "Emeril License"). Pursuant to the Emeril License, the Company will continue to license the Emeril Lagasse® brands within the US, Canada, Mexico, and the United Kingdom for certain designated product categories of household appliances within the HPC segment, including small kitchen food preparation products, indoor and outdoor grills and grill accessories, and cookbooks. The Emeril License is set to expire effective December 31, 2022 with options up to three one-year renewal periods following the initial expiration. Under the terms of the agreement, we agreed to pay the license holder a percentage of sales, with minimum annual royalty payments of $1.5 million, increasing to $1.8 million in subsequent renewal periods. See Note 3 - Acquisitions for further detail on the Tristar Business acquisition.
On September 8, 2021, the Company entered into a definitive Asset and Stock Purchase Agreement with ASSA ABLOY AB ("ASSA") to sell its Hardware and Home Improvement ("HHI") segment for cash proceeds of $4.3 billion, subject to customary purchase price adjustments. HHI consists of residential locksets and door hardware, including knobs, levers, deadbolts, handle sets, and electronic and connected locks under the Kwikset®, Weiser®, Baldwin®, Tell Manufacturing®, and EZSET® brands; kitchen and bath faucets and accessories under the Pfister® brand; and builders' hardware consisting of hinges, metal shapes, security hardware, rack and sliding door hardware, and gate hardware under the National Hardware® and FANAL® brands. The Company's assets and liabilities associated with the HHI disposal group have been classified as held for sale and the HHI operations have been classified as discontinued operations for all periods presented and notes to the consolidated financial statements have been updated for all periods presented to exclude information pertaining to discontinued operations and reflect only the continuing operations of the Company. Refer to Note 2 – Divestitures for more information on the HHI divestiture including the assets and liabilities classified as held for sale and income from discontinued operations. The Company is engaged with antitrust regulators in the ongoing regulatory review of the transaction and the Company is currently working to respond to such regulators' requests for additional information. Although the timing and outcome of the regulatory process cannot be predicted, the Company currently expects the merger review process to last for several months. As such, though there can be no assurance when the transaction will close, if at all, the Company does not expect the transaction to close before September 2022.
SB/RH is a wholly owned subsidiary of SBH. Spectrum Brands, Inc. (“SBI”), a wholly-owned subsidiary of SB/RH incurred certain debt guaranteed by SB/RH and domestic subsidiaries of SBI. See Note 10 – Debt for more information pertaining to debt. The reportable segments of SB/RH are consistent with the segments of SBH.

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
•On February 18, 2022, the Company acquired 100% of the Tristar Business for a purchase price of $325.0 million, net of customary purchase price adjustments and transaction costs. The Tristar Business includes a portfolio of home appliances and cookware products sold under the PowerXL®, Emeril Legasse®, and Copper Chef® brands. The net assets and operating results of the Tristar Business are included in the Company’s Condensed Consolidated Statements of Income and reported within the HPC reporting segment for the three and six month period ended April 3, 2022.
•On May 28, 2021, the Company acquired 100% of the membership interests in For Life Products, LLC ("FLP") for a purchase price of $301.5 million. FLP is a manufacturer of household cleaning, maintenance, and restoration products sold under the Rejuvenate® brand. The net assets and operating results of FLP are included in the Company’s Condensed Consolidated Statements of Income and reported within the H&G reporting segment for the three and six month periods ended April 3, 2022.
•On October 26, 2020, the Company completed the acquisition of Armitage Pet Care Ltd ("Armitage") for $187.7 million. Armitage is a premium pet treats and toys business in Nottingham, United Kingdom including a portfolio of brands that include Armitage's dog treats brand, Good Boy®, cat treats brand, Meowee!®, and Wildbird® bird feed products, among others, that are predominantly sold within the United Kingdom. The net assets and results of operations of Armitage are included in the Company’s Condensed Consolidated Statements of Income and reported within the GPC reporting segment for the three and six month periods ended April 3, 2022 and April 4, 2021, effective as of the acquisition date of October 26, 2020.
See Note 3 – Acquisitions in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information.
Restructuring Activity
We continually seek and develop operating strategies to improve our operational efficiency, match our capacity and product costs to market demand and better utilize our manufacturing and distribution resources in order to reduce costs, increase revenues, increase or maintain our current profit margins. We have undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. See Note 4 – Restructuring and Related Charges in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for more information.
These changes and updates are inherently difficult and are made even more difficult by current global economic conditions. Our ability to achieve the anticipated cost savings and other benefits from such operating strategies may be affected by a number of other macro-economic factors such as COVID-19, or inflation increased interest rates many of which are beyond or control.
Refinancing Activity
Financing activity during and between comparable periods may have a significant impact on the comparability of financial results on the condensed consolidated financial statements.
•On February 3, 2022, the Company entered into the third amendment to the Credit Agreement that provides for incremental capacity on the Revolver Facility of $500 million that was used to support the acquisition of the Tristar Business and the continuing operations and working capital requirements of the Company. Borrowings under the incremental capacity are subject to a borrowing rate which is subject to SOFR plus margin ranging from 1.75% to 2.75%, per annum or base rate plus margin ranging from 0.75% to 1.75% per annum, with an increase by 25 basis points 270 days after the effective date of the third amendment and an additional 25 basis points on each 90 day anniversary of such date.
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
Russia-Ukraine War
The impacts of the Russia-Ukraine war and the sanctions imposed by other nations in response to the conflict are evolving and may have an impact on the Company's consolidated operations and cash flow attributable to operations and distribution within the region. The Company does not maintain a significant level of operations within Ukraine and continues to evaluate its strategy with Russia and the existing operations within the territory. The Company does not maintain material assets within Russia, and the Company's assets in Russia consist mostly of working capital associated with the in-country distribution operations. In response to matters within the territory, we have adjusted our risks associated with the collectibility and realizable value for working capital within the region. Depending on the strategic direction we take towards our existing operations in Russia, there may be incremental restructuring costs or potential impairments to remediate.

COVID-19
The COVID-19 pandemic and the resulting regulations continue to cause economic and social disruptions that contribute to ongoing uncertainties and may have an impact on the operations, cash flow and net assets of the Company. Such impacts may include, but are not limited to, volatility of demand for our products; disruptions and cost implications in manufacturing and supply arrangements; inability of third parties to meet obligations under existing arrangements; and significant changes to the political and economic environments in which we manufacture, sell, and distribute our products. The Company expects a significant continuing inflationary environment, marked with higher manufacturing, employment, and logistics costs as well as continued constraints with transportation and supply chain disruptions. Additionally, there have also been changes in consumer needs and spending during the COVID-19 pandemic, and while demand for our products remain strong, our teams continue to monitor demand shifts and there can be no assurance as to the level of demand that will prevail throughout the fiscal year. We believe the severity and duration of the COVID-19 pandemic to be uncertain and may contribute to retail volatility and consumer purchase behavior changes.
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
Inflation and Supply Chain Constraints
While certain aspects of our financial results have been favorably impacted by increased demand attributable to the COVID-19 pandemic, in addition to favorable consumer conditions including incremental financial assistance provided by various government agencies, our business continues to experience challenges towards product availability to meet customer demand. We have experienced increased labor shortages in the wake of the COVID-19 pandemic resulting in transportation and supply chain disruptions. Together with labor shortages and higher demand for talent, the current economic environment is driving higher wages. Our ability to meet labor needs, control wage and labor-related costs and minimize labor disruptions will be key to our success of operating our business and executing our business strategies. Furthermore, our business is experiencing an inflationary environment, which has negatively impacted our gross margin rates. We are unable to predict how long the current inflationary environment, including increased energy costs, will continue. Additionally, we have experienced further supply chain disruptions from unanticipated shutdowns in our supply base and limitations within transportation and logistics impacting availability and increasing freight costs within the overall global supply chain. We expect the economic environment to remain uncertain as we navigate the current geopolitical environment, the COVID-19 pandemic, labor challenges, supply chain constraints and the current inflationary environment, including increasing energy and commodity prices.

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
The following is a reconciliation of reported net sales to organic net sales for the three and six month periods ended April 3, 2022 compared to net sales for the three and six month periods ended April 4, 2021:

Three Month Periods Ended (in millions, except %)	April 3, 2022
	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales April 4, 2021	Variance
HPC	$316.1	$11.4	$327.5	$(35.8)	$291.7	$297.9	$(6.2)	(2.1)%
GPC	295.1	5.6	300.7	—	300.7	293.6	7.1	2.4%
H&G	196.6	—	196.6	(13.3)	183.3	168.8	14.5	8.6%
Total	$807.8	$17.0	$824.8	$(49.1)	$775.7	$760.3	15.4	2.0%

Six Month Periods Ended (in millions, except %)	April 3, 2022
	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales April 4, 2021	Variance
HPC	$695.8	$16.4	$712.2	$(35.8)	$676.4	$676.4	$—	—%
GPC	597.3	7.8	605.1	(8.8)	596.3	569.1	27.2	4.8%
H&G	271.9	—	271.9	(21.1)	250.8	251.0	(0.2)	(0.1)%
Total	$1,565.0	$24.2	$1,589.2	$(65.7)	$1,523.5	$1,496.5	27.0	1.8%

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management, which we believe provide useful information to investors because they reflect ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. They also facilitate comparisons between peer companies since interest, taxes, depreciation, and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based compensation costs consist of costs associated with long-term incentive compensation arrangements that generally consist of non-cash, stock-based compensation. During the six month period ended April 4, 2021, compensation costs included incentive bridge awards previously issued due to changes in the Company’s LTIP that allowed for cash based payment upon employee election but do not qualify for shared-based compensation, which were fully vested in November 2020. See Note 14 – Share Based Compensation in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
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
•Incremental costs towards the SAP S/4 HANA ERP transformation to implement our enterprise-wide operating systems to SAP S/4 HANA on a global basis. This is a multi-year project that includes various costs, including software configuration and implementation costs that would be recognized as capital expenditures or deferred costs in accordance with applicable accounting policies, with certain costs recognized as operating expense associated with project development and management costs, and professional services with business partners engaged towards planning, design and business process review that would not qualify as software implementation costs. The Company has substantially completed the design phase of the project and is currently moving into the build phase:
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
•Non-cash purchase accounting adjustments recognized in earnings from continuing operations subsequent to an acquisition, including, but not limited to, the costs attributable to the step-up in inventory value and the incremental value in ROU operating lease assets with below market rent, among others;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations;
•Gains attributable to the Company's investment in Energizer common stock during the three and six month periods ended April 4, 2021. with such remaining shares sold in January 2021. See Note 12 – Fair Value of Financial Instruments in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Incremental reserves for non-recurring litigation or environmental remediation activity including the proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual nonrecurring claims with no previous history or precedent recognized during the six month period ended April 4, 2021 and the subsequent remeasurement during the six month period ended April 3, 2022;
•Incremental costs realized under a three-year tolling agreement entered into with the buyer in consideration with the divestiture of the Coevorden Operations on March 29, 2020, for the continued production of dog and cat food products purchased to support the GPC commercial operations and distribution in Europe; and
•Other adjustments are primarily attributable to: (1) incremental trade spend reserves realized from the transition and integration of the Rejuvenate business into the H&G segment and the Company's systems and processes during the three and six month periods ended April 3, 2022, (2) incremental fines and penalties for delayed shipments attributable to the GPC distribution transition initiative during the three and six month periods ended April 3, 2022, and (3) costs associated with Salus as they are not considered a component of the continuing commercial products company.
Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of reported net sales for the respective period and segment.

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended April 3, 2022 and April 4, 2021 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended April 3, 2022
Net (loss) income from continuing operations	$(19.1)	$19.0	$30.4	$(55.4)	$(25.1)
Income tax benefit	—	—	—	(6.8)	(6.8)
Interest expense	—	—	—	24.7	24.7
Depreciation and amortization	8.1	9.3	4.7	3.6	25.7
EBITDA	(11.0)	28.3	35.1	(33.9)	18.5
Share and incentive based compensation	—	—	—	6.6	6.6
Restructuring and related charges	3.7	8.2	—	4.5	16.4
Transaction related charges	14.4	1.2	1.9	2.7	20.2
Global ERP Transformation	—	—	—	3.2	3.2
Unallocated shared costs	—	—	—	6.9	6.9
Non-cash purchase accounting adjustments	3.5	—	—	—	3.5
Coevorden tolling related charges	—	1.5	—	—	1.5
Other	—	1.4	0.7	0.1	2.2
Adjusted EBITDA	$10.6	$40.6	$37.7	$(9.9)	$79.0
Net Sales	$316.1	$295.1	$196.6	$—	$807.8
Adjusted EBITDA Margin	3.4%	13.8%	19.2%	—	9.8%
Three Month Period Ended April 4, 2021
Net income (loss) from continuing operations	$11.0	$38.7	$29.9	$(84.2)	$(4.6)
Income tax benefit	—	—	—	(0.7)	(0.7)
Interest expense	—	—	—	52.8	52.8
Depreciation and amortization	11.8	9.6	4.9	3.9	30.2
EBITDA	22.8	48.3	34.8	(28.2)	77.7
Share and incentive based compensation	—	—	—	7.2	7.2
Restructuring and related charges	1.5	0.6	—	2.2	4.3
Transaction related charges	1.1	2.6	—	4.5	8.2
Unallocated shared costs	—	—	—	6.7	6.7
Non-cash purchase accounting adjustments	—	2.6	—	—	2.6
Gain on Energizer investment	—	—	—	(0.9)	(0.9)
Coevorden tolling related charges	—	1.5	—	—	1.5
Other	—	—	—	0.2	0.2
Adjusted EBITDA	$25.4	$55.6	$34.8	$(8.3)	$107.5
Net Sales	$297.9	$293.6	$168.8	$—	$760.3
Adjusted EBITDA Margin	8.5%	18.9%	20.6%	—	14.1%

The following is a reconciliation of net income to Adjusted EBITDA for the six month periods ended April 3, 2022 and April 4, 2021 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HPC	GPC	H&G	Corporate	Consolidated
Six Month Period Ended April 3, 2022
Net income (loss) from continuing operations	$—	$30.6	$14.6	$(100.5)	$(55.3)
Income tax benefit	—	—	—	(22.8)	(22.8)
Interest expense	—	—	—	46.4	46.4
Depreciation and amortization	15.8	18.6	9.3	7.4	51.1
EBITDA	15.8	49.2	23.9	(69.5)	19.4
Share and incentive based compensation	—	—	—	12.2	12.2
Restructuring and related charges	4.3	19.6	—	9.9	33.8
Transaction related charges	14.4	3.6	6.3	10.8	35.1
Global ERP Transformation	—	—	—	3.2	3.2
Unallocated shared costs	—	—	—	13.8	13.8
Non-cash purchase accounting adjustments	3.5	—	—	—	3.5
Legal and environmental remediation reserves	—	—	(0.5)	—	(0.5)
Coevorden tolling related charges	—	3.0	—	—	3.0
Other	—	3.9	0.7	0.2	4.8
Adjusted EBITDA	$38.0	$79.3	$30.4	$(19.4)	$128.3
Net Sales	$695.8	$597.3	$271.9	$—	$1,565.0
Adjusted EBITDA Margin	5.5%	13.3%	11.2%	—	8.2%
Six Month Period Ended April 4, 2021
Net income (loss) from continuing operations	$49.2	$72.7	$29.4	$(140.2)	$11.1
Income tax benefit	—	—	—	(4.8)	(4.8)
Interest expense	—	—	—	76.0	76.0
Depreciation and amortization	20.6	19.3	9.9	7.4	57.2
EBITDA	69.8	92.0	39.3	(61.6)	139.5
Share and incentive based compensation	—	—	—	14.2	14.2
Restructuring and related charges	4.1	2.1	—	7.1	13.3
Transaction related charges	2.4	8.6	—	16.2	27.2
Unallocated shared costs	—	—	—	13.4	13.4
Non-cash purchase accounting adjustments	—	3.4	—	—	3.4
Gain on Energizer investment	—	—	—	(6.9)	(6.9)
Legal and environmental remediation reserves	—	—	6.0	—	6.0
Coevorden tolling related charges	—	3.1	—	—	3.1
Other	—	—	—	0.1	0.1
Adjusted EBITDA	$76.3	$109.2	$45.3	$(17.5)	$213.3
Net Sales	$676.4	$569.1	$251.0	$—	$1,496.5
Adjusted EBITDA Margin	11.3%	19.2%	18.0%	—	14.3%

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended April 3, 2022 and April 4, 2021 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended April 3, 2022
Net (loss) income from continuing operations	$(19.1)	$19.0	$30.4	$(54.9)	$(24.6)
Income tax benefit	—	—	—	(6.6)	(6.6)
Interest expense	—	—	—	24.8	24.8
Depreciation and amortization	8.1	9.3	4.7	3.6	25.7
EBITDA	(11.0)	28.3	35.1	(33.1)	19.3
Share and incentive based compensation	—	—	—	6.2	6.2
Restructuring and related charges	3.7	8.2	—	4.5	16.4
Transaction related charges	14.4	1.2	1.9	2.7	20.2
Global ERP Transformation	—	—	—	3.2	3.2
Unallocated shared costs	—	—	—	6.9	6.9
Non-cash purchase accounting adjustments	3.5	—	—	—	3.5
Coevorden tolling related charges	—	1.5	—	—	1.5
Other	—	1.4	0.7	—	2.1
Adjusted EBITDA	$10.6	$40.6	$37.7	$(9.6)	$79.3
Net Sales	$316.1	$295.1	$196.6	$—	$807.8
Adjusted EBITDA Margin	3.4%	13.8%	19.2%	—	9.8%
Three Month Period Ended April 4, 2021
Net income (loss) from continuing operations	$11.0	$38.7	$29.9	$(83.8)	$(4.2)
Income tax benefit	—	—	—	(0.5)	(0.5)
Interest expense	—	—	—	52.9	52.9
Depreciation and amortization	11.8	9.6	4.9	3.9	30.2
EBITDA	22.8	48.3	34.8	(27.5)	78.4
Share and incentive based compensation	—	—	—	6.8	6.8
Restructuring and related charges	1.5	0.6	—	2.2	4.3
Transaction related charges	1.1	2.6	—	4.5	8.2
Unallocated shared costs	—	—	—	6.7	6.7
Non-cash purchase accounting adjustments	—	2.6	—	—	2.6
Gain on Energizer investment	—	—	—	(0.9)	(0.9)
Coevorden tolling related charges	—	1.5	—	—	1.5
Other	—	—	—	0.1	0.1
Adjusted EBITDA	$25.4	$55.6	$34.8	$(8.1)	$107.7
Net Sales	$297.9	$293.6	$168.8	$—	$760.3
Adjusted EBITDA Margin	8.5%	18.9%	20.6%	—	14.2%

The following is a reconciliation of net income to Adjusted EBITDA for the six month periods ended April 3, 2022 and April 4, 2021 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HPC	GPC	H&G	Corporate	Consolidated
Six Month Period Ended April 3, 2022
Net income (loss) from continuing operations	$—	$30.6	$14.6	$(99.9)	$(54.7)
Income tax benefit	—	—	—	(22.4)	(22.4)
Interest expense	—	—	—	46.7	46.7
Depreciation and amortization	15.8	18.6	9.3	7.4	51.1
EBITDA	15.8	49.2	23.9	(68.2)	20.7
Share based compensation	—	—	—	11.8	11.8
Restructuring and related charges	4.3	19.6	—	9.9	33.8
Transaction related charges	14.4	3.6	6.3	10.8	35.1
SAP S/4 HANA ERP Transformation	—	—	—	3.2	3.2
Unallocated shared costs	—	—	—	13.8	13.8
Non-cash purchase accounting adjustments	3.5	—	—	—	3.5
Legal and environmental remediation reserves	—	—	(0.5)	—	(0.5)
Coevorden tolling related charges	—	3.0	—	—	3.0
Other	—	3.9	0.7	(0.2)	4.4
Adjusted EBITDA	$38.0	$79.3	$30.4	$(18.9)	$128.8
Net Sales	$695.8	$597.3	$271.9	$—	$1,565.0
Adjusted EBITDA Margin	5.5%	13.3%	11.2%	—	8.2%
Six Month Period Ended April 4, 2021
Net income (loss) from continuing operations	$49.2	$72.7	$29.4	$(139.3)	$12.0
Income tax benefit	—	—	—	(4.4)	(4.4)
Interest expense	—	—	—	76.1	76.1
Depreciation and amortization	20.6	19.3	9.9	7.4	57.2
EBITDA	69.8	92.0	39.3	(60.2)	140.9
Share and incentive based compensation	—	—	—	13.6	13.6
Restructuring and related charges	4.1	2.1	—	7.1	13.3
Transaction related charges	2.4	8.6	—	16.2	27.2
Unallocated shared costs	—	—	—	13.4	13.4
Non-cash purchase accounting adjustments	—	3.4	—	—	3.4
Gain on Energizer investment	—	—	—	(6.9)	(6.9)
Legal and environmental remediation reserves	—	—	6.0	—	6.0
Coevorden tolling related charges	—	3.1	—	—	3.1
Other	—	—	—	0.1	0.1
Adjusted EBITDA	$76.3	$109.2	$45.3	$(16.7)	$214.1
Net Sales	$676.4	$569.1	$251.0	$—	$1,496.5
Adjusted EBITDA Margin	11.3%	19.2%	18.0%	—	14.3%

Consolidated Results of Operations
The following is summarized consolidated results of operations for SBH for the three and six month periods ended April 3, 2022 and April 4, 2021.

(in millions, except %)	Three Month Periods Ended		Variance			Six Month Periods Ended		Variance
	April 3, 2022	April 4, 2021				April 3, 2022	April 4, 2021
Net sales	$807.8	$760.3	$47.5		6.2%	$1,565.0	$1,496.5	$68.5		4.6%
Gross profit	255.6	261.0	(5.4)		(2.1)%	474.9	513.8	(38.9)		(7.6)%
Gross profit margin	31.6%	34.3%	(270)	bps		30.3%	34.3%	(400)	bps
Operating expenses	263.7	215.7	48.0		22.3%	506.9	442.6	64.3		14.5%
Interest expense	24.7	52.8	(28.1)		(53.2)%	46.4	76.0	(29.6)		(38.9)%
Other non-operating income, net	(0.9)	(2.2)	1.3		(59.1)%	(0.3)	(11.1)	10.8		(97.3)%
Income tax benefit	(6.8)	(0.7)	(6.1)		871.4%	(22.8)	(4.8)	(18.0)		375.0%
Net (loss) income from continuing operations	(25.1)	(4.6)	(20.5)		445.7%	(55.3)	11.1	(66.4)		n/m
Income from discontinued operations, net of tax	41.1	40.3	0.8		2.0%	79.9	97.5	(17.6)		(18.1)%
Net income	16.0	35.7	(19.7)		(55.2)%	24.6	108.6	(84.0)		(77.3)%
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the three and six month periods ended April 3, 2022 and April 4, 2021 and the principal components of changes in net sales for the respective periods.

(in millions, except %)	Three Month Periods Ended		Variance		Six Month Periods Ended		Variance
	April 3, 2022	April 4, 2021			April 3, 2022	April 4, 2021
HPC	$316.1	$297.9	$18.2	6.1%	$695.8	$676.4	$19.4	2.9%
GPC	295.1	293.6	1.5	0.5%	597.3	569.1	28.2	5.0%
H&G	196.6	168.8	27.8	16.5%	271.9	251.0	20.9	8.3%
Net Sales	$807.8	$760.3	47.5	6.2%	$1,565.0	$1,496.5	68.5	4.6%

(in millions)	Three Month Periods Ended	Six Month Periods Ended
Net Sales for the period ended April 4, 2021	$760.3	$1,496.5
Increase in GPC	7.1	27.2
Decrease in HPC	(6.2)	—
Increase (decrease) in H&G	14.5	(0.2)
Acquisition sales	49.1	65.7
Foreign currency impact, net	(17.0)	(24.2)
Net Sales for the period ended April 3, 2022	$807.8	$1,565.0
Gross Profit. Gross profit and gross profit margin for the three and six month periods decreased primarily due to accelerated freight and input cost inflation pacing ahead of pricing actions, lower volume compared to prior year reopening trends and stimulus spending, with constrained supply chain reducing product availability to meet customer demands, partially offset by productivity and product mix improvements.

Operating Expenses. Operating expenses for the three month period increased due to an increase in selling, general and administrative expenses of $23.4 million from higher distribution and transportation costs, operating inefficiencies from labor inflation and turnover with continued investment in marketing and new product development, offset by lower incentive compensation costs, with an increase in restructuring and related charges of $12.2 million and an increase in transaction related costs of $12.0 million for further investments in strategic transactions and restructuring initiatives. See Note 4 – Restructuring and Related Charges and Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail on restructuring initiatives and transaction-related charges, respectively. Operating expenses for the six month period increased due to an increase in selling and general and administrative expenses of $34.6 million attributable to higher distribution and transportation costs, operating inefficiencies from labor inflation and turnover, continued investment in marketing and new product development, offset by lower incentive compensation costs, with an increase in restructuring and related charges of $20.4 million and increase in transaction related costs of $7.9 million for further investments in strategic transactions and restructuring initiatives. See Note 4 – Restructuring and Related Charges and Note 1 – Basis of Presentation and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail on restructuring initiatives and transaction-related charges, respectively.

Interest Expense. Interest expense for the three and six month periods decreased due to the refinancing activity in the prior year resulting in a make whole premium of $23.4 million and write-off of unamortized debt issuance costs of $7.9 million recognized the prior year. See Note 10 – Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.

Other Non-Operating Income, Net. Other non-operating income for the three and six month periods decreased due to realized gains on our investment in Energizer common stock in the prior year which the Company sold its remaining investment in January 2021.

Income Taxes. Our estimated annual effective tax rate was impacted for the three and six month periods by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income, certain nondeductible expenses, foreign rates that differ from the US federal statutory rate, and state income taxes. During the six month period ended April 3, 2022, the Company recorded a $3.2 million benefit due to the impact of an amended return filed during the year and the Company also recognized an additional $2.5 million benefit due to windfalls associated with the vesting of share compensation during the year.
Income From Discontinued Operations. Income or loss attributable to discontinued operations primarily reflect the income from the discontinued operations of the HHI segment and the incremental changes to tax and legal indemnifications associated with the Company's divestitures of its GBL and GAC divisions to Energizer during the year ended September 30, 2019. Income from discontinued operations attributable to the HHI segment increased during the three month period ended April 3, 2022 due to pricing increases offsetting increasing inflationary costs and freight spend and lower depreciation and amortization while held for sale. Income from discontinued operations attributable to the HHI segment decreased during the six month period ended April 3, 2022 due to lower sales volume following post-pandemic volumes in the prior year, increasing inflationary costs and higher freight spend outpacing pricing actions and lower depreciation and amortization while held for sale.
Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest. Such amount varies in relation to such subsidiary’s net income or loss for the period and the percentage interest not owned by SBH.
SB/RH
The following is summarized consolidated results of operations for SB/RH for the three and six month periods ended April 3, 2022 and April 4, 2021:

(in millions, except %)	Three Month Periods Ended		Variance			Six Month Periods Ended		Variance
	April 3, 2022	April 4, 2021				April 3, 2022	April 4, 2021
Net sales	$807.8	$760.3	$47.5		6.2%	$1,565.0	$1,496.5	$68.5		4.6%
Gross profit	255.6	261.0	(5.4)		(2.1)%	474.9	513.8	(38.9)		(7.6)%
Gross profit margin	31.6%	34.3%	(270)	bps		30.3%	34.3%	(400)	bps
Operating expenses	262.9	215.0	47.9		22.3%	505.7	441.2	64.5		14.6%
Interest expense	24.8	52.9	(28.1)		(53.1)%	46.7	76.1	(29.4)		(38.6)%
Other non-operating income, net	(0.9)	(2.2)	1.3		(59.1)%	(0.4)	(11.1)	10.7		(96.4)%
Income tax benefit	(6.6)	(0.5)	(6.1)		1,220.0%	(22.4)	(4.4)	(18.0)		409.1%
Net (loss) income from continuing operations	(24.6)	(4.2)	(20.4)		485.7%	(54.7)	12.0	(66.7)		n/m
Income from discontinued operations, net of tax	41.1	40.4	0.7		1.7%	79.9	97.6	(17.7)		(18.1)%
Net income	16.5	36.2	(19.7)		(54.4)%	25.2	109.6	(84.4)		(77.0)%
n/m = not meaningful
The changes in SB/RH for the three and six month periods are primarily attributable to the changes in SBH previously discussed.
Segment Financial Data
Home and Personal Care

(in millions, except %)	Three Month Periods Ended		Variance			Six Month Periods Ended		Variance
	April 3, 2022	April 4, 2021				April 3, 2022	April 4, 2021
Net sales	$316.1	$297.9	$18.2		6.1%	$695.8	$676.4	$19.4		2.9%
Operating (loss) income	(19.8)	11.5	(31.3)		n/m	0.6	48.2	(47.6)		(98.8)%
Operating (loss) income margin	(6.3%)	3.9%	n/m			0.1%	7.1%	(700)	bps
Adjusted EBITDA	$10.6	$25.4	$(14.8)		(58.3)%	$38.0	$76.3	$(38.3)		(50.2)%
Adjusted EBITDA margin	3.4%	8.5%	(510)	bps		5.5%	11.3%	(580)	bps
n/m = not meaningful
Net sales for the three month period increased primarily as a result of the Tristar Business acquisition sales of $35.8 million, with a decrease in organic net sales of $6.2 million, or 2.1%, excluding unfavorable foreign exchange impact and acquisition sales, due to slower demand in small kitchen appliances and personal care appliances categories compared to prior year reopening trends, offset by expanded distribution and consumer demand in the LATAM region and growth in garment care products. Net sales for the six month period increased from Tristar Business acquisition sales of $35.8 million, with organic net sales flat compared to the prior year, excluding unfavorable foreign currency impact and acquisition sales, due to product availability issues related to supply chain constraints and product category demands compared to prior year reopening trends, offset by expanded distribution in the LATAM region and growth in garment care products.
Operating income, adjusted EBITDA and margins for the three month period decreased driven by accelerated freight and input cost inflation ahead of incremental pricing actions and continued investments in marketing and new product development initiatives partially offset by productivity improvements with incremental transaction related costs attributable to the Tristar Business acquisition and related non-cash purchase accounting adjustments further impacting operating income and margin. Operating income, adjusted EBITDA and margins for the six month period decreased driven by accelerated freight and input cost inflation ahead of incremental pricing actions and continued investments in marketing and new product development initiatives partially offset by productivity improvements with incremental transaction related costs attributable to the Tristar Business acquisition and related non-cash purchase accounting adjustments further impacting operating income and margin.

Global Pet Care

(in millions, except %)	Three Month Periods Ended		Variance			Six Month Periods Ended		Variance
	April 3, 2022	April 4, 2021				April 3, 2022	April 4, 2021
Net sales	$295.1	$293.6	$1.5		0.5%	$597.3	$569.1	$28.2		5.0%
Operating income	19.9	39.8	(19.9)		(50.0)%	32.2	74.0	(41.8)		(56.5)%
Operating income margin	6.7%	13.6%	(690)	bps		5.4%	13.0%	(760)	bps
Adjusted EBITDA	$40.6	$55.6	$(15.0)		(27.0)%	$79.3	$109.2	$(29.9)		(27.4)%
Adjusted EBITDA margin	13.8%	18.9%	(510)	bps		13.3%	19.2%	(590)	bps
Net sales for the three month period increased due to positive pricing with growth in companion animals offset by softness in aquatics compared to higher than usual category sales in the prior year from stimulus spending, further impacted by supply chain capacity constraints and late inventory receipts for supplier manufacturing shut-down earlier in the year impacting product availability to meet customer demands, plus larger than anticipated customer fines and penalties from delayed shipments. Organic net sales increased $7.1 million, or 2.4%, excluding unfavorable foreign currency exchange. Net sales for the six month period increased due to positive pricing and Armitage acquisition sales of $8.8 million with increased demand in dog chews and treats, mitigated by temporary shut-down of key supplier manufacturing facilities and supply chain capacity constraints impacting product availability to meet customer demand. Organic net sales increased $27.2 million, or 4.8% excluding unfavorable foreign exchange impact and acquisition sales.
Operating income, adjusted EBITDA, and margins for the three month period decreased due to higher freight and input cost inflation pacing ahead of pricing actions, operating cost inefficiencies from distribution and labor turnover, continued investment in marketing and new product initiatives, partially offset by productivity improvements, with incremental costs incurred to facilitate the transition of its U.S. distribution operations further impacting operating income and margin. Operating income, adjusted EBITDA, and margins for the six month period decreased due to higher freight and input cost inflation ahead of pricing actions, operating cost inefficiencies from distribution transitions and labor turnover, unfavorable product mix, and continued investment in marketing and new product initiatives, partially offset by productivity improvements, with incremental costs to facilitate the transition of its U.S. distribution operations further impacting operating income and margin.
Home and Garden

(in millions, except %)	Three Month Periods Ended		Variance			Six Month Periods Ended		Variance
	April 3, 2022	April 4, 2021				April 3, 2022	April 4, 2021
Net sales	$196.6	$168.8	$27.8		16.5%	$271.9	$251.0	$20.9		8.3%
Operating income	30.4	29.9	0.5		1.7%	14.7	29.4	(14.7)		(50.0)%
Operating income margin	15.5%	17.7%	(220)	bps		5.4%	11.7%	(630)	bps
Adjusted EBITDA	$37.7	$34.8	$2.9		8.3%	$30.4	$45.3	$(14.9)		(32.9)%
Adjusted EBITDA margin	19.2%	20.6%	(140)	bps		11.2%	18.0%	(680)	bps
Net sales for the three month period increased from the impact of price adjustments plus acquisition sales of $13.3 million, partially offset by unfavorable weather across most of the U.S. which reduced category POS during the quarter and caused slowed retail inventory build which delayed our shipments to customers. Organic net sales increased $14.5 million, or 8.6%, excluding acquisition sales. Net sales for the six month period increased from the impact of price adjustments plus acquisition sales of $21.1 million. Organic net sales decreased $0.2 million, or 0.1% excluding acquisition sales, attributable to comparably higher off-season replenishment orders in the prior year to address lower year-end retail inventory levels coupled with the unfavorable spring weather and delayed shipments to customers.
Operating income and adjusted EBITDA for the three month period increased due to pricing adjustments with decreased margins attributable to higher freight and input cost inflation outpacing price increases and continued marketing and product development investment. Operating income and adjusted EBITDA and margins decreased for the six month period ended due to freight and input cost inflation outpacing pricing actions, continued marketing and product development investment and unfavorable product mix.

Liquidity and Capital Resources
The following is a summary of the SBH and SB/RH cash flows from continuing operations for the six month periods ended April 3, 2022 and April 4, 2021, respectively.

	SBH		SB/RH
Six Month Periods Ended (in millions)	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Operating activities	$(212.2)	$(107.1)	$(244.6)	$(113.6)
Investing activities	$(338.6)	$(73.6)	$(338.6)	$(73.6)
Financing activities	$568.9	$(78.1)	$601.4	$(69.4)
Cash Flows from Operating Activities
Cash flows used in SBH's continuing operations increased $105.1 million primarily due to a decrease in operating results with an increase in cash paid towards working capital for inventory and inflationary costs on raw materials and products, labor and freight, coupled with an increase in cash paid towards for taxes, strategic transactions and restructuring initiatives. Cash flows used in SB/RH continuing operations increased $131.0 million primarily due to the items previously discussed above except for an incremental operating cash outflow to its parent company for federal net operating losses under the Company’s tax sharing agreement in the prior year.
Cash Flows from Investing Activities
Cash flows used in investing activities for SBH continuing operations increased $265.0 million primarily due to the cash paid for the acquisition, net cash acquired, for the purchase of the Tristar Business of $314.3 million compared to the purchase of Armitage of $129.8 million in the prior year, the net proceeds from the sale of Energizer common stock of $73.1 million in the prior year, with an increase in capital expenditures of $7.7 million predominantly due to incremental investments in updating the Company's enterprise-wide operating system to SAP S/4 HANA. Cash flows used in investing activities of SB/RH decreased primarily due to the items previously discussed.
Cash Flows from Financing Activities
Cash flows provided by financing activities for continuing operations increased $647.0 million primarily due to increased borrowings on the Revolver Facility to support the Tristar Business acquisition and working capital requirements from continued supply disruptions, partially offset by increase in stock repurchase activity and higher share based stock award withholding payments from the vesting on LTIP grants. During the six month period ended April 3, 2022, the Company realized $775.0 million of proceeds from the Revolver Facility with amortizing payments on other outstanding debt of $6.5 million. Refer to Note 10 – Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information on debt borrowings. During the six month period ended April 3, 2022, the Company repurchased $134.0 million of treasury stock at an average cost of $97.34, primarily through the Company's 10b5-1 repurchase plan which the Company completed during the six month period ended April 3, 2022. There was no issuance of common stock, other than through the Company’s share-based compensation plans and which is recognized non-cash financing activities. See Note 13 – Shareholders’ Equity and Note 14 - Share Based Compensation in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. During the six month periods ended April 3, 2022 and April 4, 2021, SBH made cash dividend payments of $34.4 million and $35.7 million, respectively, or $0.42 per share. Cash flows from financing activity of SB/RH increased $670.8 million and is highly dependent upon the financing cash flow activities of SBH.
Liquidity Outlook
Our ability to generate significant cash flow from operating activities coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payment on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based upon our current level of operations, existing cash balances and availability under our credit facility, we expect cash flows from operations to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of April 3, 2022, the Company had borrowing availability of $308.4 million, net of outstanding letters of credit, under our credit facility. Liquidity and capital resources of SB/RH are highly dependent upon the cash flow activities of SBH.
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
We may, from time-to-time, seek to repurchase shares of our common stock. During the fourth quarter ended September 30, 2021, SBH entered into a $150.0 million rule 10b5-1 repurchase plan to facilitate daily market share repurchases through September 16, 2022, until the cap set forth in the plan was reached or until the plan was terminated. The Company completed share repurchases of $150.0 million under the rule 10b5-1 repurchase plan during the three month period ended April 3, 2022. Any further repurchase activity, if any, will dependent on prevailing market conditions, our liquidity requirements and other factors.
We maintain a capital structure that we believe provides us with sufficient access to credit markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. At April 3, 2022, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 3.875% Notes, 5.00% Notes, 5.50% Notes, 5.75% Notes, and 4.00% Notes.
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
From time to time the Company enters into factoring agreements and customers' supply chain financing arrangements to provide for the sale of certain trade receivables to unrelated third-party financial institutions. The factored receivables are accounted for as a sale without recourse, and the balance of the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction, with the proceeds received recognized as an operating cash flow. Amounts received from customers for factored receivables are recognized as a payable and remitted to the factor based upon terms of the factoring agreements. Additionally, the Company facilitates a voluntary supply chain financing program to provide certain of its suppliers with the opportunity to sell receivables due from the Company (the Company's trade payables) to an unrelated third-party financial institution under the sole discretion of the supplier and the participating financial institution. There are no guarantees provided by the Company or its subsidiaries and we do not enter into any agreements with the suppliers regarding their participation. The Company's responsibility is limited to payments on the original terms negotiated with its suppliers, regardless of whether the suppliers sell their receivables to the financial institution, and continue to be recognized as accounts payable on the Company's Condensed Consolidated Balance Sheet with cash flow activity recognized as an operating cash flow.
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
During the three month period ended April 3, 2022, there has been no material changes to our debt obligations, lease obligations, employee benefit obligations or other contractual obligations or commercial commitments previously discussed in our Annual Report on Form 10-K for the year ended September 30, 2021 other than the increased revolver capacity and borrowings under the Company's Credit Agreement, which have a maturity date of June 30, 2025 and are subject to repayment or re-borrowing by the Company without penalty. See Note 10 – Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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

Guarantor Statements – SB/RH
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

	Six Month Period Ended	Year Ended
(in millions)	April 3, 2022	September 30, 2021
Statements of Operations Data
Third party net sales	$895.6	$1,774.2
Intercompany net sales to non-guarantor subsidiaries	8.6	18.8
Net sales	904.2	1,793.0
Gross profit	228.9	555.5
Operating loss	(120.0)	(79.5)
Net loss from continuing operations	(131.6)	(116.2)
Net (loss) income	(84.3)	28.6
Net (loss) income attributable to controlling interest	(84.3)	28.6
Statements of Financial Position Data
Current Assets	$2,600.3	$1,999.1
Noncurrent Assets	2,433.9	2,090.2
Current Liabilities	1,127.5	936.1
Noncurrent Liabilities	3,846.1	2,881.7
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of April 3, 2022 and September 30, 2021 are as follows:

(in millions)	April 3, 2022	September 30, 2021
Statements of Financial Position Data
Current receivables from non-guarantor subsidiaries	$75.0	$9.5
Long-term receivable from non-guarantor subsidiaries	347.5	202.8
Current payable to non-guarantor subsidiaries	284.6	266.2
Long-term debt with non-guarantor subsidiaries	353.3	123.3
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
No material change in the Company’s market risk has occurred during the six month period ended April 3, 2022 with the exception of the increase in capacity and borrowings under our Revolver Facility that are subject to variable interest rates. If market interest rates continue to increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. The general levels of SOFR and LIBOR affect our interest expense. As of April 3, 2022, we had $1,171.0 million subject to variable interest rates, or 35.6% of total debt, which increased from $398.0 million and 15.7% of total debt as of September 30, 2021. Assuming an increase to market rates of 1.0% as of April 3, 2022, we would incur an increase to annual interest expense of $10.0 million.
For additional information, refer to Note 10 – Debt and Note 11 – Derivatives to the Condensed Consolidated Financial Statement included elsewhere in the Quarterly Report and to Part II, Items 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the three and six month periods ended April 3, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the three and six month periods ended April 3, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Litigation
We are a defendant in various litigation matters generally arising in the ordinary course of business. See risk factors below and Note 17 – Commitments and Contingencies included elsewhere in this Quarterly Report. Based on information currently available, we do not believe that any matters or proceedings presently pending will have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.
Item 1A.    Risk Factors
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed with the SEC on November 23, 2021 and in Item 1A of our Quarterly Reports on Form 10-Q for quarterly periods subsequently filed. We believe that as of April 3, 2022, with the exception of changes in the risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2021 and in Item 1A of our Quarterly Reports on Form 10-Q for quarterly periods subsequently filed..
We face a number of local, regional, and global uncertainties and potential disruptions which could adversely impact our businesses.
We face a number of local, regional, and global uncertainties and potential disruptions which could adversely impact our businesses, our financial performance or liquidity, and our ability to carry out our go-forward plans and strategies. These economic uncertainties and potential disruptions include a slow-down in the general economy; reduced market growth rates; increased inflation rates and cost of goods; increased fuel and employee costs; higher interest rates; tighter credit markets; changes in government policies, including the imposition of tariffs or import costs; the deterioration of economic relations between countries or regions; the escalation or continuation of armed conflict, hostilities or economic sanctions between countries or regions, which can negatively impact our ability to supply or sell our products and otherwise conduct our day-to-day operations. For instance, the conflict between Russia and Ukraine has led us to terminate, reduce or significantly change our business activities in these regions and certain surrounding regions. These efforts may have to continue or accelerate, including us having to further reduce or cease doing business within Russia, Ukraine, and certain surrounding regions, which could have a negative impact on our ability to collect outstanding accounts receivables, impose additional costs and negatively impact our business performance. In addition, the economic sanctions and hostilities in Russian and Ukraine, may negatively impact our and our customers’ financial viability, which may negatively impact us or the demands or economic viability of our customers not only in Russia but also in other parts of the world.

Additionally, global economic conditions or restrictions from armed conflicts or the COVID-19 pandemic may cause our suppliers, distributors, contractors, or other third-party partners to suffer financial or operating difficulties that they cannot overcome, resulting in their inability to provide us with the materials and services we need, in which case our business and results of operations could be adversely affected. For instance, our suppliers in Asia and other parts of the world have, and may continue to experience, shutdown or limitations in their operations as result of the COVID-19 pandemic, which may contain or limit our ability to supply or distribute our products to our customers and negatively impact our business. Moreover, we have experienced, and may continue to experience, delays in the receipt of certain goods from international and domestic shipping origins as a result of the COVID-19 pandemic and more general global supply chain constraints in both fiscal 2021 and fiscal 2022. While we have taken certain remediating actions in response to the ongoing global supply chain challenges, these measures may not be sufficient and other supply chain challenges may continue to arise that are beyond our control and could negatively affect our business and financial performance.

Moreover, we continue to transition our third-party logistics service provider at our existing Edwardsville, IL distribution center and are also adding another distribution center nearby. These efforts require incorporating a new service provider into our distribution capabilities and adding another distribution center into our operations. These efforts are complicated and require coordination among a number of our stakeholder, including our suppliers and transportation and logistics handlers. These changes and updates are inherently difficult and are made even more difficult by the other uncertainties and potential disruptions our business faces. We do not control the operations of these third parties and are dependent on them to execute our orders and deliver our products in a timely and efficient way. The failure of these third parties to fulfill all of their obligations to us could result in lost sales, penalties and other adverse effects on our business. While we believe that optimizing our distribution centers and other aspects of our supply chain and customer delivery network will allow us to manage our inventory more efficiently and more efficiently respond to customer demands, there can be no assurance that we will realize such benefits. We have experienced, and may continue to experience, delays in executing these efforts. Our inability to execute, or timely execute these efforts, has resulted in us being unable to supply, or timely supply, our products to our customers or incurring higher costs and reductions in revenues, incurring penalties imposed by our customers, or may disrupt our business operations.

Furthermore, our raw materials are sourced from industries characterized by a limited supply base, and their cost can fluctuate substantially. Under many of our supply arrangements, the price we pay for raw materials fluctuates along with certain changes in underlying commodities costs. Price increases for our raw materials have placed pressure on our costs and could continue to do so, and we may not be able to effectively hedge or pass along any such increases to our customers or consumers. Furthermore, any price increases passed along to our customers or consumers could significantly reduce demand for our products and could negatively affect our business and financial performance.
The integration of the Tristar Business into our HPC segment may be more difficult, time-consuming, or costly than expected. Synergies and other anticipated benefits may not be realized within the expected time frames, or at all.
On February 18, 2022 we completed the acquisition of the Tristar Business. Our ability to realize the anticipated benefits of the acquisition of the Tristar Business depend, to a large extent, on our ability to integrate the acquired business into our current HPC segment in a manner that facilitates growth opportunities and achieves projected growth trends without adversely affecting revenue and investments in future growth. The failure to meet the challenges involved in combining the Tristar Business with our current HPC segment and to realize the anticipated benefits from such combination, including expected synergies, could adversely affect our results of operations.

The overall combination of our businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer and other business relationships. The difficulties of combining the operations of the companies include, among others: diversion of management’s attention to integration matters; difficulties in integrating operations and systems; challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies; difficulties in integrating employees and attracting and retaining key personnel, challenges in retaining existing, and obtaining new customers, suppliers, employees and others; difficulties in achieving anticipated cost savings, synergies, business opportunities, financing plans and growth prospects from the combination; difficulties in managing the expanded operations of a larger HPC segment; challenges in continuing to develop valuable and widely accepted products; contingent liabilities that are larger than expected; and potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the acquisition of the Tristar Business.

Even if our combined operations are integrated successfully, the full benefits of the acquisition of the Tristar Business, including anticipated synergies, cost savings or sales or growth opportunities, may not be realized, and these benefits may not be achieved within our anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of our businesses. Many of these factors are outside of our control, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact our business, financial condition, and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On May 4, 2021, the Board of Directors approved a share repurchase program authorizing the purchase of up to $1 billion of common stock. The authorization is effective for 36 months. The share repurchase program permits shares to be repurchased in open market or through privately negotiated transactions, including by direct purchases or purchases pursuant to derivative instruments or other transactions (including pursuant to accelerated share repurchase agreements, the writing and settlement of put options and the purchase and exercise of call options). The number of shares to be repurchased, and the timing of any repurchases, will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements. The share repurchase program may be suspended, amended or discontinued at any time.
The following table summarizes the common stock repurchases under the previous program for the three month period ended April 3, 2022:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Approximate Dollar Value of Shares that may Yet Be Purchased
As of January 2, 2022	1,991,167	$95.57	1,991,167	$809,697,953
January 3, 2022 to January 30, 2022	248,200	96.90	248,200	785,647,294
January 31, 2022 to February 27, 2022	—	—	—	785,647,294
February 28, 2022 to April 3, 2022	—	—	—	785,647,294
As of April 3, 2022	2,239,367	$95.72	2,239,367	$785,647,294
During the fourth quarter ended September 30, 2021, SBH entered into a $150.0 million rule 10b5-1 repurchase to facilitate daily market share repurchases through September 16, 2022, until the cap was reached or until the plan was terminated. The Company completed share repurchases of $150.0 million under the rule 10b5-1 repurchase plan during the three month period ended April 3, 2022.
Item 5.    Other Information
None
Item 6.    Exhibits
Please refer to the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2022
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2022
SB/RH HOLDINGS, LLC
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.1
Second Amendment to Amended and Restated Credit Agreement, dated as of December 10, 2021 (to the Amended and Restated Credit Agreement dated as of June 30, 2020) by and among the Company, SB/RH Holdings, the guarantors party thereto, the lenders party thereto from time to time, and Royal Bank of Canada, as the administrative agent (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q on February 4, 2022 (File No. 001-4219)).

Exhibit 10.2
Third Amendment to Amended and Restated Credit Agreement, dated as of February 3, 2022 (to the Amended and Restated Credit Agreement dated as of June 30, 2020) by and among the Company, SB/RH Holdings, the guarantors party thereto, the lenders party thereto from time to time, and Royal Bank of Canada, as the administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K on February 18, 2022 (File No. 001-4219)).

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