Form 10-Q
period 2022-07-03
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2022-08-12
CIK 109177, 1592706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022
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
As of August 9, 2022, there were 40,776,213 shares outstanding of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.
SB/RH Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with a reduced disclosure format as permitted by general instruction H(2).

Forward-Looking Statements
We have made or implied certain forward-looking statements in this document. All statements, other than statements of historical facts included or incorporated by reference in this document, including the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations, without limitation, statements or expectations regarding our business strategy, future operations, financial condition, estimated revenues, projected costs, earnings power, projected synergies, prospects, plans and objectives of management, information concerning expected actions of third parties are forward-looking statements. When used in this report, the words future, anticipate, pro forma, seek, intend, plan, envision, estimate, believe, belief, expect, project, forecast, outlook, earnings framework, goal, target, could, would, will, can, should, may and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
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
•the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring and optimization activities, including distribution center changes which are complicated and involve coordination among a number of stakeholders, including our suppliers and transportation and logistics handlers;
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
•the loss of, significant reduction in, or dependence upon, sales to any significant retail customer(s), including their changes in retail inventory levels and management thereof;
•competitive promotional activity or spending by competitors, or price reductions by competitors;
•the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;
•the impact of actions taken by significant stockholders;
•changes in consumer spending preferences and demand for our products, particularly in light of economic stress and the COVID-19 pandemic;
•our ability to develop and successfully introduce new products, protect our intellectual property and avoid infringing the intellectual property of third parties;
•our ability to successfully identify, implement, achieve and sustain productivity improvements, cost efficiencies (including at our manufacturing and distribution operations), and cost savings;
•the seasonal nature of sales of certain of our products;
•the impact weather conditions may have on the sales of certain of our products;
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
•our ability to create a pure play consumer products company composed of our Global Pet Care and Home & Garden business and to realize the expected benefits of such creation, and within the anticipated time period, or at all;
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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
As of July 3, 2022, and September 30, 2021
(unaudited)

(in millions)	July 3, 2022	September 30, 2021
Assets
Cash and cash equivalents	$247.6	$187.9
Trade receivables, net	306.5	248.4
Other receivables	80.0	63.7
Inventories	817.3	562.8
Prepaid expenses and other current assets	46.9	40.8
Current assets of business held for sale	1,899.8	1,810.0
Total current assets	3,398.1	2,913.6
Property, plant and equipment, net	260.9	260.2
Operating lease assets	87.3	56.5
Deferred charges and other	73.9	38.8
Goodwill	959.3	867.2
Intangible assets, net	1,232.6	1,204.1
Total assets	$6,012.1	$5,340.4
Liabilities and Shareholders' Equity
Current portion of long-term debt	$12.1	$12.0
Accounts payable	506.5	388.6
Accrued wages and salaries	28.1	67.4
Accrued interest	36.3	29.9
Other current liabilities	234.3	211.9
Current liabilities of business held for sale	460.3	454.3
Total current liabilities	1,277.6	1,164.1
Long-term debt, net of current portion	3,209.6	2,494.3
Long-term operating lease liabilities	59.9	44.5
Deferred income taxes	72.6	59.5
Other long-term liabilities	80.2	99.0
Total liabilities	4,699.9	3,861.4
Commitments and contingencies (Note 17)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	2,032.4	2,063.8
Accumulated earnings	364.4	359.9
Accumulated other comprehensive loss, net of tax	(262.4)	(235.3)
Treasury stock	(828.8)	(717.0)
Total shareholders' equity	1,306.1	1,471.9
Non-controlling interest	6.1	7.1
Total equity	1,312.2	1,479.0
Total liabilities and equity	$6,012.1	$5,340.4
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Income
For the three and nine month periods ended July 3, 2022 and July 4, 2021
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except per share)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net sales	$818.0	$743.8	$2,383.0	$2,240.3
Cost of goods sold	542.0	481.2	1,632.1	1,463.9
Gross profit	276.0	262.6	750.9	776.4
Selling	161.9	136.0	457.9	372.6
General and administrative	94.3	88.9	289.3	280.5
Research and development	6.1	7.8	22.0	22.2
Gain from contingent consideration liability	(25.0)	—	(25.0)	—
Total operating expenses	237.3	232.7	744.2	675.3
Operating income	38.7	29.9	6.7	101.1
Interest expense	26.0	20.4	72.4	96.4
Other non-operating expense (income), net	7.7	1.4	7.4	(9.8)
Income (loss) from continuing operations before income taxes	5.0	8.1	(73.1)	14.5
Income tax expense (benefit)	2.0	10.0	(20.8)	5.3
Net income (loss) from continuing operations	3.0	(1.9)	(52.3)	9.2
Income from discontinued operations, net of tax	29.9	32.6	109.8	130.1
Net income	32.9	30.7	57.5	139.3
Net income from continuing operations attributable to non-controlling interest	—	—	—	0.1
Net income (loss) from discontinued operations attributable to non-controlling interest	0.2	—	0.7	(0.2)
Net income attributable to controlling interest	$32.7	$30.7	$56.8	$139.4
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$3.0	$(1.9)	$(52.3)	$9.1
Net income from discontinued operations attributable to controlling interest	29.7	32.6	109.1	130.3
Net income attributable to controlling interest	$32.7	$30.7	$56.8	$139.4
Earnings Per Share
Basic earnings per share from continuing operations	$0.07	$(0.04)	$(1.28)	$0.21
Basic earnings per share from discontinued operations	0.73	0.76	2.67	3.06
Basic earnings per share	$0.80	$0.72	$1.39	$3.27
Diluted earnings per share from continuing operations	$0.07	$(0.04)	$(1.28)	$0.21
Diluted earnings per share from discontinued operations	0.73	0.76	2.67	3.04
Diluted earnings per share	$0.80	$0.72	$1.39	$3.25
Dividend per share	$0.42	$0.42	$1.26	$1.26
Weighted Average Shares Outstanding
Basic	40.8	42.6	41.0	42.7
Diluted	41.0	42.6	41.0	42.9
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Comprehensive Income
For the three and nine month periods ended July 3, 2022 and July 4, 2021
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net income	$32.9	$30.7	$57.5	$139.3
Other comprehensive income
Foreign currency translation adjustment
Foreign currency translation (loss) gain	(51.5)	4.4	(68.8)	47.4
Unrealized gain (loss) from net investment hedge	24.8	(3.4)	47.3	(4.8)
Foreign currency translation adjustment before tax	(26.7)	1.0	(21.5)	42.6
Deferred tax effect	(6.6)	0.9	(14.2)	1.2
Foreign currency translation adjustment, net	(33.3)	1.9	(35.7)	43.8
Unrealized (loss) gain on derivative instruments
Unrealized gain (loss) on hedging activity before reclassification	4.3	(1.0)	11.8	(7.6)
Net reclassification for (gain) loss to income from continuing operations	(4.9)	2.6	(8.5)	8.3
Net reclassification for (gain) loss to income from discontinued operations	(0.9)	0.2	(2.1)	0.2
Unrealized (loss) gain on hedging instruments after reclassification	(1.5)	1.8	1.2	0.9
Deferred tax effect	0.9	(0.4)	4.3	(0.3)
Net unrealized (loss) gain on hedging derivative instruments	(0.6)	1.4	5.5	0.6
Defined benefit pension gain
Defined benefit pension gain (loss) before reclassification	2.3	(0.2)	4.1	(1.5)
Net reclassification for loss to income from continuing operations	1.1	1.1	3.1	3.3
Net reclassification for gain to income from discontinued operations	(0.1)	(0.1)	(0.1)	(0.1)
Defined benefit pension gain after reclassification	3.3	0.8	7.1	1.7
Deferred tax effect	(0.9)	(0.2)	(4.4)	(0.6)
Net defined benefit pension gain	2.4	0.6	2.7	1.1
Net change to derive comprehensive income for the period	(31.5)	3.9	(27.5)	45.5
Comprehensive income	1.4	34.6	30.0	184.8
Comprehensive loss from continuing operations attributable to non-controlling interest	(0.1)	—	(0.2)	—
Comprehensive (loss) income from discontinuing operations attributable to non-controlling interest	(0.3)	0.1	(0.2)	0.4
Comprehensive income attributable to controlling interest	$1.8	$34.5	$30.4	$184.4
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the nine month period ended July 3, 2022
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2021	41.8	$0.5	$2,063.8	$359.9	$(235.3)	$(717.0)	$1,471.9	$7.1	$1,479.0
Net loss from continuing operations	—	—	—	(30.2)	—	—	(30.2)	—	(30.2)
Income from discontinued operations, net of tax	—	—	—	38.4	—	—	38.4	0.4	38.8
Other comprehensive income, net of tax	—	—	—	—	4.0	—	4.0	0.1	4.1
Treasury stock repurchases	(1.1)	—	—	—	—	(110.0)	(110.0)	—	(110.0)
Restricted stock issued and related tax withholdings	0.3	—	(46.6)	—	—	22.2	(24.4)	—	(24.4)
Share based compensation	—	—	8.3	—	—	—	8.3	—	8.3
Dividends declared	—	—	—	(17.7)	—	—	(17.7)	—	(17.7)
Balances as of January 2, 2022	41.0	0.5	2,025.5	350.4	(231.3)	(804.8)	1,340.3	7.6	1,347.9
Net loss from continuing operations	—	—	—	(25.1)	—	—	(25.1)	—	(25.1)
Income from discontinued operations, net of tax	—	—	—	41.0	—	—	41.0	0.1	41.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(0.1)	(0.1)
Treasury stock repurchases	(0.2)	—	—	—	—	(24.0)	(24.0)	—	(24.0)
Restricted stock issued and related tax withholdings	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Share based compensation	—	—	7.8	—	—	—	7.8	—	7.8
Dividends declared	—	—	—	(17.6)	—	—	(17.6)	—	(17.6)
Distribution of equity by subsidiary to non-controlling interest	—	—	—	—	—	—	—	(1.3)	(1.3)
Balances as of April 3, 2022	40.8	0.5	2,033.2	348.7	(231.3)	(828.8)	1,322.3	6.3	1,328.6
Net income from continuing operations	—	—	—	3.0	—	—	3.0	—	3.0
Income from discontinued operations, net of tax	—	—	—	29.7	—	—	29.7	0.2	29.9
Other comprehensive loss, net of tax	—	—	—	—	(31.1)	—	(31.1)	(0.4)	(31.5)
Share based compensation	—	—	(0.8)	—	—	—	(0.8)	—	(0.8)
Dividends declared	—	—	—	(17.0)	—	—	(17.0)	—	(17.0)
Balances at July 3, 2022	40.8	$0.5	$2,032.4	$364.4	$(262.4)	$(828.8)	$1,306.1	$6.1	$1,312.2
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the nine month period ended July 4, 2021
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2020	43.1	$0.5	$2,054.3	$243.9	$(284.7)	$(606.5)	$1,407.5	$8.3	$1,415.8
Net income from continuing operations	—	—	—	14.7	—	—	14.7	1.0	15.7
Income (loss) from discontinued operations, net of tax	—	—	—	57.4	—	—	57.4	(0.2)	57.2
Other comprehensive income, net of tax	—	—	—	—	16.2	—	16.2	0.4	16.6
Treasury stock repurchases	(0.6)	—	—	—	—	(42.3)	(42.3)	—	(42.3)
Restricted stock issued and related tax withholdings	0.2	—	(18.6)	—	—	11.7	(6.9)	—	(6.9)
Share based compensation	—	—	7.5	—	—	—	7.5	—	7.5
Dividends declared	—	—	—	(18.4)	—	—	(18.4)	—	(18.4)
Dividends paid by subsidiary to non-controlling interest	—	—	—	—	—	—	—	(1.0)	(1.0)
Balances as of January 3, 2021	42.7	0.5	2,043.2	297.6	(268.5)	(637.1)	1,435.7	8.5	1,444.2
Net loss from continuing operations	—	—	—	(3.7)	—	—	(3.7)	(0.9)	(4.6)
Income from discontinued operations, net of tax	—	—	—	40.3	—	—	40.3	—	40.3
Other comprehensive income (loss), net of tax	—	—	—	—	25.1	—	25.1	(0.1)	25.0
Restricted stock issued and related tax withholdings	—	—	(0.1)	—	—	0.1	—	—	—
Share based compensation	—	—	8.5	—	—	—	8.5	—	8.5
Dividends declared	—	—	—	(18.5)	—	—	(18.5)	—	(18.5)
Dividends paid by subsidiary to non-controlling interest	—	—	—	—	—	—	—	(0.3)	(0.3)
Balances as of April 4, 2021	42.7	0.5	2,051.6	315.7	(243.4)	(637.0)	1,487.4	7.2	1,494.6
Net loss from continuing operations	—	—	—	(1.9)	—	—	(1.9)	—	(1.9)
Income from discontinued operations, net of tax	—	—	—	32.6	—	—	32.6	—	32.6
Other comprehensive income, net of tax	—	—	—	—	3.8	—	3.8	0.1	3.9
Treasury stock repurchases	(0.1)	—	—	—	—	(10.2)	(10.2)	—	(10.2)
Restricted stock issued and related tax withholdings	—	—	(1.1)	—	—	1.1	—	—	—
Share based compensation	—	—	7.5	—	—	—	7.5	—	7.5
Dividends declared	—	—	—	(18.3)	—	—	(18.3)	—	(18.3)
Balances at July 4, 2021	42.6	$0.5	$2,058.0	$328.1	$(239.6)	$(646.1)	$1,500.9	$7.3	$1,508.2
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the nine month periods ended July 3, 2022 and July 4, 2021
(unaudited)

	Nine Month Periods Ended
(in millions)	July 3, 2022	July 4, 2021
Cash flows from operating activities
Net income	$57.5	$139.3
Income from discontinued operations, net of tax	109.8	130.1
Net (loss) income from continuing operations	(52.3)	9.2
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	36.6	39.2
Amortization	39.9	48.2
Share based compensation	11.4	21.4
Gain on equity investment	—	(6.9)
Amortization of debt issuance costs and debt discount	5.1	4.3
Write-off of unamortized discount and debt issuance costs	—	7.9
Gain from contingent consideration liability	(25.0)	—
Non-cash purchase accounting adjustments	7.8	4.7
Deferred tax benefit	(50.4)	(26.0)
Net changes in operating assets and liabilities	(153.9)	(174.6)
Net cash used by operating activities from continuing operations	(180.8)	(72.6)
Net cash provided by operating activities from discontinued operations	42.4	81.5
Net cash (used) provided by operating activities	(138.4)	8.9
Cash flows from investing activities
Purchases of property, plant and equipment	(45.3)	(26.2)
Proceeds from disposal of property, plant and equipment	0.1	—
Business acquisitions, net of cash acquired	(272.1)	(429.5)
Proceeds from sale of equity investment	—	73.1
Other investing activity	(0.1)	(0.4)
Net cash used by investing activities from continuing operations	(317.4)	(383.0)
Net cash used by investing activities from discontinued operations	(18.0)	(17.1)
Net cash used by investing activities	(335.4)	(400.1)
Cash flows from financing activities
Payment of debt	(9.8)	(884.2)
Proceeds from issuance of debt	775.0	997.0
Payment of debt issuance costs	(7.6)	(12.6)
Payment of contingent consideration	(1.9)	—
Treasury stock purchases	(134.0)	(52.5)
Dividends paid to shareholders	(51.5)	(53.6)
Share based award tax withholding payments, net of proceeds upon vesting	(24.5)	(7.2)
Other financing activity	—	0.3
Net cash provided (used) by financing activities from continuing operations	545.7	(12.8)
Net cash used by financing activities from discontinued operations	(2.7)	(2.4)
Net cash provided (used) by financing activities	543.0	(15.2)
Effect of exchange rate changes on cash and cash equivalents	(11.5)	5.0
Net change in cash, cash equivalents and restricted cash in continuing operations	57.7	(401.4)
Cash, cash equivalents, and restricted cash, beginning of period	190.0	533.8
Cash, cash equivalents, and restricted cash, end of period	$247.7	$132.4
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$60.7	$61.9
Cash paid for interest associated with discontinued operations	36.9	38.9
Cash paid for taxes associated with continued operations	25.3	18.5
Cash paid for taxes associated with discontinued operations	11.2	10.2
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$1.0	$1.3
Non cash financing activities
Issuance of shares through stock compensation plan	$33.4	$17.8
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Financial Position
As of July 3, 2022 and September 30, 2021
(unaudited)

(in millions)	July 3, 2022	September 30, 2021
Assets
Cash and cash equivalents	$246.0	$186.2
Trade receivables, net	306.5	248.4
Other receivables	167.1	146.4
Inventories	817.3	562.8
Prepaid expenses and other current assets	46.9	40.8
Current assets of business held for sale	1,899.8	1,810.0
Total current assets	3,483.6	2,994.6
Property, plant and equipment, net	260.9	260.2
Operating lease assets	87.3	56.5
Deferred charges and other	49.6	35.1
Goodwill	959.3	867.2
Intangible assets, net	1,232.6	1,204.1
Total assets	$6,073.3	$5,417.7
Liabilities and Shareholder's Equity
Current portion of long-term debt	$12.1	$12.0
Accounts payable	506.6	388.8
Accrued wages and salaries	28.1	67.4
Accrued interest	36.3	29.9
Other current liabilities	223.0	214.4
Current liabilities of business held for sale	460.3	454.3
Total current liabilities	1,266.4	1,166.8
Long-term debt, net of current portion	3,209.6	2,494.3
Long-term operating lease liabilities	59.9	44.5
Deferred income taxes	273.6	272.4
Other long-term liabilities	87.9	106.3
Total liabilities	4,897.4	4,084.3
Commitments and contingencies (Note 17)
Shareholder's equity
Other capital	2,164.9	2,174.8
Accumulated deficit	(734.4)	(614.9)
Accumulated other comprehensive loss, net of tax	(262.3)	(235.2)
Total shareholder's equity	1,168.2	1,324.7
Non-controlling interest	7.7	8.7
Total equity	1,175.9	1,333.4
Total liabilities and equity	$6,073.3	$5,417.7
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Income
For the three and nine month periods ended July 3, 2022 and July 4, 2021
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net sales	$818.0	$743.8	$2,383.0	$2,240.3
Cost of goods sold	542.0	481.2	1,632.1	1,463.9
Gross profit	276.0	262.6	750.9	776.4
Selling	161.9	136.0	457.9	372.6
General and administrative	93.5	87.3	287.4	277.7
Research and development	6.1	7.8	22.0	22.2
Gain from contingent consideration liability	(25.0)	—	(25.0)	—
Total operating expenses	236.5	231.1	742.3	672.5
Operating income	39.5	31.5	8.6	103.9
Interest expense	26.1	20.5	72.7	96.6
Other non-operating expense (income), net	7.7	1.4	7.3	(9.8)
Income (loss) from continuing operations before income taxes	5.7	9.6	(71.4)	17.1
Income tax expense (benefit)	2.0	10.6	(20.4)	6.1
Net income (loss) from continuing operations	3.7	(1.0)	(51.0)	11.0
Income from discontinued operations, net of tax	29.8	32.7	109.7	130.3
Net income	33.5	31.7	58.7	141.3
Net income from continuing operations attributable to non-controlling interest	—	—	—	0.1
Net income (loss) from discontinued operations attributable to non-controlling interest	0.2	—	0.7	(0.2)
Net income attributable to controlling interest	$33.3	$31.7	$58.0	$141.4
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$3.7	$(1.0)	$(51.0)	$10.9
Net income from discontinued operations attributable to controlling interest	29.6	32.7	109.0	130.5
Net income attributable to controlling interest	$33.3	$31.7	$58.0	$141.4
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Comprehensive Income
For the three and nine month periods ended July 3, 2022 and July 4, 2021
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net income	$33.5	$31.7	$58.7	$141.3
Other comprehensive income
Foreign currency translation adjustment
Foreign currency translation (loss) gain	(51.5)	4.4	(68.8)	47.4
Unrealized gain (loss) from net investment hedge	24.8	(3.4)	47.3	(4.8)
Foreign currency translation adjustment before tax	(26.7)	1.0	(21.5)	42.6
Deferred tax effect	(6.6)	0.9	(14.2)	1.2
Foreign currency translation adjustment, net	(33.3)	1.9	(35.7)	43.8
Unrealized (loss) gain on derivative instruments
Unrealized gain (loss) on hedging activity before reclassification	4.3	(1.0)	11.8	(7.6)
Net reclassification for (gain) loss to income from continuing operations	(4.9)	2.6	(8.5)	8.3
Net reclassification for (gain) loss to income from discontinued operations	(0.9)	0.2	(2.1)	0.2
Unrealized (loss) gain on hedging instruments after reclassification	(1.5)	1.8	1.2	0.9
Deferred tax effect	0.9	(0.4)	4.3	(0.3)
Net unrealized (loss) gain on hedging derivative instruments	(0.6)	1.4	5.5	0.6
Defined benefit pension gain
Defined benefit pension gain (loss) before reclassification	2.3	(0.2)	4.1	(1.5)
Net reclassification for loss to income from continuing operations	1.1	1.1	3.1	3.3
Net reclassification for gain to income from discontinued operations	(0.1)	(0.1)	(0.1)	(0.1)
Defined benefit pension gain after reclassification	3.3	0.8	7.1	1.7
Deferred tax effect	(0.9)	(0.2)	(4.4)	(0.6)
Net defined benefit pension gain	2.4	0.6	2.7	1.1
Net change to derive comprehensive income for the period	(31.5)	3.9	(27.5)	45.5
Comprehensive income	2.0	35.6	31.2	186.8
Comprehensive loss from continuing operations attributable to non-controlling interest	(0.1)	—	(0.2)	—
Comprehensive (loss) income from discontinuing operations attributable to non-controlling interest	(0.3)	0.1	(0.2)	0.4
Comprehensive income attributable to controlling interest	$2.4	$35.5	$31.6	$186.4
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder's Equity
For the nine month period ended July 3, 2022
(unaudited)

(in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2021	$2,174.8	$(614.9)	$(235.2)	$1,324.7	$8.7	$1,333.4
Net loss from continuing operations	—	(30.1)	—	(30.1)	—	(30.1)
Income from discontinued operations, net of tax	—	38.4	—	38.4	0.4	38.8
Other comprehensive income, net of tax	—	—	4.0	4.0	0.1	4.1
Restricted stock issued and related tax withholdings	(24.3)	—	—	(24.3)	—	(24.3)
Share based compensation	8.2	—	—	8.2	—	8.2
Dividends paid to parent	—	(119.2)	—	(119.2)	—	(119.2)
Balances as of January 2, 2022	2,158.7	(725.8)	(231.2)	1,201.7	9.2	1,210.9
Net loss from continuing operations	—	(24.6)	—	(24.6)	—	(24.6)
Income from discontinued operations, net of tax	—	41.0	—	41.0	0.1	41.1
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)
Share based compensation	7.4	—	—	7.4	—	7.4
Dividends paid to parent	—	(41.2)	—	(41.2)	—	(41.2)
Distribution of equity by subsidiary to non-controlling interest	—	—	—	—	(1.3)	(1.3)
Balances as of April 3, 2022	2,166.1	(750.6)	(231.2)	1,184.3	7.9	1,192.2
Net income from continuing operations	—	3.7	—	3.7	—	3.7
Income from discontinued operations, net of tax	—	29.6	—	29.6	0.2	29.8
Other comprehensive loss, net of tax	—	—	(31.1)	(31.1)	(0.4)	(31.5)
Share based compensation	(1.2)	—	—	(1.2)	—	(1.2)
Dividends paid to parent	—	(17.1)	—	(17.1)	—	(17.1)
Balances at July 3, 2022	$2,164.9	$(734.4)	$(262.3)	$1,168.2	$7.7	$1,175.9
See accompanying notes to the condensed consolidated financial statements
SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder's Equity
For the nine month period ended July 4, 2021
(unaudited)

(in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2020	$2,154.1	$(614.2)	$(284.6)	$1,255.3	$9.9	$1,265.2
Net income from continuing operations	—	15.1	—	15.1	1.0	16.1
Income (loss) from discontinued operations, net of tax	—	57.4	—	57.4	(0.2)	57.2
Other comprehensive income, net of tax	—	—	16.2	16.2	0.4	16.6
Restricted stock issued and related tax withholdings	(7.1)	—	—	(7.1)	—	(7.1)
Share based compensation	7.5	—	—	7.5	—	7.5
Dividends paid to parent	—	(60.1)	—	(60.1)	—	(60.1)
Dividends paid by subsidiary to non-controlling interest	—	—	—	—	(1.0)	(1.0)
Balances as of January 3, 2021	2,154.5	(601.8)	(268.4)	1,284.3	10.1	1,294.4
Net loss from continuing operations	—	(3.3)	—	(3.3)	(0.9)	(4.2)
Income from discontinued operations, net of tax	—	40.4	—	40.4	—	40.4
Other comprehensive income (loss), net of tax	—	—	25.1	25.1	(0.1)	25.0
Share based compensation	8.0	—	—	8.0	—	8.0
Dividends paid to parent	—	(16.1)	—	(16.1)	—	(16.1)
Dividends paid by subsidiary to non-controlling interest	—	—	—	—	(0.3)	(0.3)
Balances as of April 4, 2021	2,162.5	(580.8)	(243.3)	1,338.4	8.8	1,347.2
Net loss from continuing operations	—	(1.0)	—	(1.0)	—	(1.0)
Income from discontinued operations, net of tax	—	32.7	—	32.7	—	32.7
Other comprehensive income, net of tax	—	—	3.8	3.8	0.1	3.9
Share based compensation	6.9	—	—	6.9	—	6.9
Dividends paid to parent	—	(28.1)	—	(28.1)	—	(28.1)
Balances at July 4, 2021	$2,169.4	$(577.2)	$(239.5)	$1,352.7	$8.9	$1,361.6
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Cash Flows
For the nine month periods ended July 3, 2022 and July 4, 2021
(unaudited)

	Nine Month Periods Ended
(in millions)	July 3, 2022	July 4, 2021
Cash flows from operating activities
Net income	$58.7	$141.3
Income from discontinued operations, net of tax	109.7	130.3
Net (loss) income from continuing operations	(51.0)	11.0
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	36.6	39.2
Amortization	39.9	48.2
Share based compensation	10.7	20.2
Gain on equity investment	—	(6.9)
Amortization of debt issuance costs and debt discount	5.1	4.3
Gain from contingent consideration liability	(25.0)	—
Write-off of unamortized discount and debt issuance costs	—	7.9
Non-cash purchase accounting adjustments	7.8	4.7
Deferred tax benefit	(50.0)	(25.1)
Net changes in operating assets and liabilities	(187.2)	(182.7)
Net cash used by operating activities from continuing operations	(213.1)	(79.2)
Net cash provided by operating activities from discontinued operations	42.3	81.7
Net cash (used) provided by operating activities	(170.8)	2.5
Cash flows from investing activities
Purchases of property, plant and equipment	(45.3)	(26.2)
Proceeds from disposal of property, plant and equipment	0.1	—
Business acquisitions, net of cash acquired	(272.1)	(429.5)
Proceeds from sale of equity investment	—	73.1
Other investing activities	(0.1)	(0.4)
Net cash used by investing activities from continuing operations	(317.4)	(383.0)
Net cash used by investing activities from discontinued operations	(18.0)	(17.1)
Net cash used by investing activities	(335.4)	(400.1)
Cash flows from financing activities
Payment of debt	(9.8)	(884.2)
Proceeds from issuance of debt	775.0	997.0
Payment of debt issuance costs	(7.6)	(12.6)
Payment of contingent consideration	(1.9)	—
Payment of cash dividends to parent	(177.5)	(104.3)
Net cash provided (used) by financing activities from continuing operations	578.2	(4.1)
Net cash used by financing activities from discontinued operations	(2.7)	(2.4)
Net cash provided (used) by financing activities	575.5	(6.5)
Effect of exchange rate changes on cash and cash equivalents	(11.5)	5.0
Net change in cash, cash equivalents and restricted cash	57.8	(399.1)
Cash, cash equivalents, and restricted cash, beginning of period	188.3	529.8
Cash, cash equivalents, and restricted cash, end of period	$246.1	$130.7
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$60.7	$61.9
Cash paid for interest associated with discontinued operations	36.9	38.9
Cash paid for taxes associated with continued operations	25.3	18.5
Cash paid for taxes associated with discontinued operations	11.2	10.2
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$1.0	$1.3
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
SBH’s and SB/RH’s fiscal year ends September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three and nine month periods included within this Quarterly Report for the Company are July 3, 2022 and July 4, 2021.
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
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to clarify certain optional expedients in Topic 848. The ASU can be adopted no later than December 31, 2022 with early adoption permitted. We do not anticipate the adoption will have a material impact on the Company consolidated financial statements.

NOTE 2 – DIVESTITURES
The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the accompanying Condensed Consolidated Statements of Income for the three and nine month periods ended July 3, 2022 and July 4, 2021:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Income from discontinued operations before income taxes – HHI	$57.9	$65.7	$188.9	$229.4
Loss from discontinued operations before income taxes – Other	(0.2)	(5.2)	(3.6)	(6.5)
Interest on corporate debt allocated to discontinued operations	11.9	10.2	33.3	34.8
Income from discontinued operations before income taxes	45.8	50.3	152.0	188.1
Income tax expense from discontinued operations	15.9	17.7	42.2	58.0
Income from discontinued operations, net of tax	29.9	32.6	109.8	130.1
Income (loss) from discontinued operations, net of tax attributable to noncontrolling interest	0.2	—	0.7	(0.2)
Income from discontinued operations, net of tax attributable to controlling interest	$29.7	$32.6	$109.1	$130.3
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES (continued)
Hardware and Home Improvement ("HHI")
On September 8, 2021, the Company entered into a definitive Asset and Stock Purchase Agreement (the "ASPA") with ASSA ABLOY AB ("ASSA") to sell its HHI segment for cash proceeds of $4.3 billion, subject to customary purchase price adjustments (the "HHI Transaction"). The Company's assets and liabilities associated with the HHI disposal group have been classified as held for sale and the respective operations have been classified as discontinued operations and reported separately for all periods presented.
The ASPA provides that ASSA will purchase the equity of certain subsidiaries of the Company, and acquire certain assets and assume certain liabilities of other subsidiaries used or held for the purpose of the HHI business. The Company and ASSA have made customary representations and warranties and have agreed to customary covenants relating to the acquisition. Among other things, prior to the consummation of the HHI Transaction, the Company will be subject to certain business conduct restrictions with respect to its operation of the HHI business. The Company and ASSA have agreed to indemnify each other for losses arising from certain breaches of the ASPA and for certain other matters. In particular, the Company has agreed to indemnify ASSA for certain liabilities relating to the assets retained by the Company, and ASSA has agreed to indemnify the Company for certain liabilities assumed by ASSA, in each case as described in the ASPA. The Company and ASSA have agreed to enter into related agreements ancillary to the HHI Transaction that will become effective upon the consummation of the HHI Transaction, including customary transition services agreements ("TSA") and reverse TSAs.
The consummation of the HHI Transaction is subject to certain customary closing conditions, including, among other things, (i) the absence of a material adverse effect on HHI, (ii) the expiration or termination of required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the receipt of certain other antitrust approvals in certain specified foreign jurisdictions, (iv) the accuracy of the representations and warranties of the parties generally subject to a customary material adverse effect standard (as described in the ASPA) or other customary materiality qualifications), (v) the absence of governmental restrictions on the consummation of the acquisition in certain jurisdictions, and (vi) material compliance by the parties with their respective covenants and agreements under the ASPA. The consummation of the HHI Transaction is not subject to any financing condition.
Pursuant to the ASPA, either party may terminate the ASPA if the HHI Transaction has not occurred on or prior to December 8, 2022 (the “End Date”). On July 14, 2022, the parties entered into an amendment to the ASPA (the “Amendment”) pursuant to which the End Date was extended to June 30, 2023. Except for the foregoing amendment to the End Date, the ASPA remains in full force and effect as written, including with respect to a termination fee of $350 million. The Company continues to engage with antitrust regulators in the regulatory review of the HHI Transaction and the extension is intended to provide the parties with additional time (to the extent needed) to satisfy the conditions related to receipt of governmental clearances. The parties are committed to closing the HHI Transaction and the Company and ASSA both continue to expect that they will obtain all the required governmental clearances and will close the HHI Transaction.
The following table summarizes the assets and liabilities of the HHI disposal group classified as held for sale as of July 3, 2022 and September 30, 2021:

(in millions)	July 3, 2022	September 30, 2021
Assets
Trade receivables, net	$144.7	$130.2
Other receivables	5.5	12.1
Inventories	395.1	332.2
Prepaid expenses and other current assets	39.2	39.1
Property, plant and equipment, net	162.6	143.5
Operating lease assets	64.7	55.5
Deferred charges and other	6.8	11.7
Goodwill	706.7	710.9
Intangible assets, net	374.5	374.8
Total assets of business held for sale	$1,899.8	$1,810.0
Liabilities
Current portion of long-term debt	$1.5	$1.5
Accounts payable	233.9	206.6
Accrued wages and salaries	27.7	41.7
Other current liabilities	69.2	75.9
Long-term debt, net of current portion	54.9	54.4
Long-term operating lease liabilities	49.9	48.6
Deferred income taxes	8.3	7.8
Other long-term liabilities	14.9	17.8
Total liabilities of business held for sale	$460.3	$454.3

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES (continued)
The following table summarizes the components of income from discontinued operations before income taxes associated with the HHI divestiture in the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended July 3, 2022 and July 4, 2021:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net sales	$417.0	$418.9	$1,212.4	$1,217.2
Cost of goods sold	284.0	275.7	797.4	764.6
Gross profit	133.0	143.2	415.0	452.6
Operating expenses	75.1	75.2	221.6	215.5
Operating income	57.9	68.0	193.4	237.1
Interest expense	0.9	0.8	2.5	2.5
Other non-operating (income) expense, net	(0.9)	1.5	2.0	5.2
Income from discontinued operations before income taxes	$57.9	$65.7	$188.9	$229.4
Beginning in September 2021, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with the HHI disposal group classified as held for sale. Interest expense consists of interest from debt directly attributable to HHI operations that primarily consist of interest from finance leases. No impairment loss was recognized on the assets held for sale as the purchase price of the business less estimated cost to sell is more than its carrying value. The following table presents significant non-cash items and capital expenditures of discontinued operations from the HHI divestiture for the three and nine month periods ended July 3, 2022 and July 4, 2021:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Depreciation and amortization	$—	$8.4	$—	$25.5
Share based compensation	$(0.1)	$(0.2)	$3.9	$2.2
Purchases of property, plant and equipment	$5.6	$5.5	$18.1	$17.0
Other
Loss from discontinued operations before income taxes – other includes incremental pre-tax loss for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreements for the sale and divestiture of the Global Batteries & Lighting ("GBL") and Global Auto Care ("GAC") divisions to Energizer Holdings, Inc. ("Energizer") during the year ended September 30, 2019. The Company and Energizer agreed to indemnify each other for losses arising from certain breaches of the acquisition agreement and for certain other matters. The Company has agreed to indemnify for certain liabilities relating to the assets retained, and Energizer agreed to indemnify the Company for certain liabilities assumed, in each case as described in the acquisition agreements. Subsequently, effective January 2, 2020, Energizer closed its divestitures of the European based Varta® consumer battery business in the EMEA region to Varta AG and transferred all respective rights and indemnifications attributable to the Varta® consumer battery business provided by the GBL sale to Varta AG. As of July 3, 2022 and September 30, 2021, the Company recognized $25.5 million and $36.5 million, respectively, related to indemnification payables in accordance with the acquisition agreements, including $9.4 million and $17.3 million within Other Current Liabilities, respectively, and $16.1 million and $19.2 million, within Other Long-Term Liabilities, respectively, on the Company’s Condensed Consolidated Statements of Financial Position, primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits.
The Company entered into a series of TSAs and reverse TSAs with Energizer to support various shared back office administrative functions including finance, sales and marketing, information technology, human resources, real estate and supply chain, customer service and procurement. TSAs associated with the Varta® consumer battery business were transferred to Varta AG as part of the subsequent divestiture by Energizer. Charges associated with TSAs were recognized as bundled service costs under a fixed fee structure by the respective service or function and geographic location, including one-time pass-through charges for warehousing, freight, amongst others, with variable expiration dates up to 24 months. Charges associated with TSAs and reverse TSAs are recognized as a reduction to or increase in the respective costs, as a component of operating expense or cost of goods sold, depending upon the functions supported by or provided to the Company. Additionally, due to the commingled nature of the shared administrative functions, cash would be received or paid on behalf of the respective counterparty's operations, resulting in cash flow being commingled with operating cash flow of the Company which would settle on a net basis with TSA charges. During the nine month period ended July 4, 2021, the Company recognized net loss of $1.7 million, consisting of TSA charges of $0.9 million and reverse TSA costs of $2.6 million. The Company exited all outstanding TSAs and reverse TSAs in January 2021.

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
The Tristar Business includes a portfolio of home appliances and cookware products sold under the PowerXL®, Emeril Legasse®, and Copper Chef® brands. The PowerXL® and Copper Chef® brands were acquired outright by the Company while the Emeril Legasse® brand remains subject to a trademark license agreement with the license holder (the "Emeril License"). Pursuant to the Emeril License, the Company will continue to license the Emeril Legasse® brands in the US, Canada, Mexico, and the United Kingdom for certain designated product categories of household appliances within the Home and Personal Care ("HPC") segment, including small kitchen food preparation products, indoor and outdoor grills and grill accessories, and cookbooks. The Emeril License is set to expire effective December 31, 2022 with options of up to three one-year renewal periods following the initial expiration. Under the terms of the agreement, we agreed to pay the license holder a percentage of sales, with minimum annual royalty payments of $1.5 million, increasing to $1.8 million in subsequent renewal periods.
The net assets and operating results of the Tristar Business, since the acquisition date of February 18, 2022, are included in the Company’s Condensed Consolidated Statements of Income and reported within the HPC reporting segment for the three and nine month periods ended July 3, 2022.
The Company has recorded a preliminary allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the February 18, 2022 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets of $104.7 million was recorded as goodwill, which is deductible for tax purposes. Goodwill includes value associated with profits earned from market and expansion capabilities including the success of new product launches through direct response television and direct to consumer channels, new brand development and products brought to market by the Company, synergies from integration and streamlining operational activities, and the going concern of the business and the value of the assembled workforce. The preliminary fair values recorded were determined based upon a valuation with estimates and assumptions used in such valuation that are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not finalized relate to amounts for deferred taxes, goodwill, and components of working capital.
The calculation of preliminary purchase price is as follows:

(in millions)	Amount
Cash paid at closing	$314.6
Cash received for purchase price settlement	(42.2)
Contingent consideration	30.0
Total purchase price	$302.4
As of the transaction date, the Company recorded a contingent consideration liability of $30.0 million to reflect the estimated fair value of the contingent consideration for the earn-out payments. The fair value was determined using a Monte Carlo simulation model to value the earn-out based on the likelihood of reaching specific targets. The fair value measurement is determined based on significant unobservable inputs and thus represents a Level 3 fair value measurement. The key assumptions considered include the estimated amount and timing of projected gross profits, volatility, estimated discount rates, and risk-free interest rate. The inputs and assumptions may not be observable in the market, but reflect the assumptions the Company believes would be made by a market participant. Subsequently, the Company and the acquired Tristar Business have experienced a marginal downturn in operating results during the three month period ended July 3, 2022 that was attributable to significant shifts in retail customer purchasing due to high levels of retail inventory and lower replenishment orders, especially with key significant mass retail customers, along with continued inflationary cost pressures and incremental margin risk from promotional spending, have adjusted the forecasted results of the Tristar Business and further impacted the value of the contingent consideration. As a result, the fair value of the contingent consideration liability as of July 3, 2022 was estimated to be $5.0 million and the Company recognized a decrease of $25.0 million for the three and nine month periods ended July 3, 2022. As of July 3, 2022, the current portion of the contingent consideration of $3.5 million was classified as Other Current Liabilities and the long-term portion of $1.5 million was classified as Other Long-Term Liabilities on the Company’s Condensed Consolidated Statements of Financial Position.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 3 - ACQUISITIONS (continued)
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

(in millions)	Amount
Cash and cash equivalents	$0.3
Trade receivables, net	54.2
Other receivables	0.4
Inventories	102.0
Prepaid expenses and other current assets	4.4
Property, plant and equipment, net	0.4
Operating lease assets	23.3
Deferred charges and other	2.5
Goodwill	104.7
Intangible assets, net	95.0
Accounts payable	(52.5)
Accrued wages and salaries	(0.6)
Other current liabilities	(20.6)
Long-term operating lease liabilities	(11.1)
Net assets acquired	$302.4
The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$66.0	Indefinite
Customer relationships	29.0	13 years
Total intangibles acquired	$95.0
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
Tradename – The Company valued the PowerXL® tradename using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the tradenames were not owned. Royalty rate of 3% for valuation of PowerXL® was selected based on consideration of several factors, including prior transactions, related trademarks and tradenames, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the tradenames. The discount rate applied to the projected cash flow was 16% based on the implied transaction internal rate of return for the overall business, excluding cost synergies. The resulting discounted cash flows were then tax-effected at the applicable statutory rate.
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
During the three and nine month periods ended July 3, 2022, the Company has recognized $65.8 million and $101.6 million of net sales from the acquired Tristar Business since the transaction date. The following pro forma financial information summarizes the combined results of operations for the Company and the acquired Tristar Business as though the companies were combined as of the beginning of the Company’s fiscal 2021. The unaudited pro forma financial information was as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Proforma net sales	$818.0	$839.9	$2,583.1	$2,687.9
Proforma net income (loss) from continuing operations	3.3	(2.0)	(29.9)	21.1
Proforma net income	33.2	30.6	79.9	151.3
Proforma diluted earnings from continuing operations per share	0.08	(0.05)	(0.73)	0.49
Proforma diluted earnings per share	0.81	0.72	1.95	3.53
The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional operating expense from the excess fair value adjustments on operating lease assets for below market rents (iv) additional cost of sales related to the inventory valuation adjustment, (v) transaction costs and other one-time non-recurring costs and (vi) the estimated income tax effect on the acquired Tristar Business and pro forma adjustments.
During the nine month period ended July 3, 2022, the Company recognized $13.5 million of transaction costs attributable to the acquisition of the Tristar Business, included in General and Administrative Expense on the Condensed Consolidated Statement of Income.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 3 - ACQUISITIONS (continued)
Through the acquisition of the Tristar Business, the Company acquired substantially all of the operations, employees and net assets of Tristar Products, Inc. and entered into a series of TSAs for various shared back office administrative functions including finance, sales and marketing, information technology, human resources, real estate and supply chain, customer service and procurement, to support the excluded product groups that did not convey with the transaction. Charges associated with TSAs are recognized as bundled service charges under a fixed fee structure by the respective service or function along with one-time pass-through charges, including warehousing, and freight, among others, from the acquired Tristar Business that settle on a net basis between the two parties. Charges for TSA services are recognized as a reduction to the respective operating costs as a component of operating expense or cost of goods sold depending upon the functions supported by the acquired Tristar Business. During the three and nine month periods ended July 3, 2022, the Company recognized TSA income of $0.3 million and $0.8 million, respectively. Additionally, the Company assumed the cash accounts supporting both the acquired Tristar Business and the excluded product groups, and due to the commingled nature of operations, cash would be received or paid on behalf of the excluded product groups' operations, resulting in cash flow being commingled with operating cash flow of the Company which would settle on a net basis with TSA charges. As of July 3, 2022, there was an outstanding receivable from Tristar Products, Inc. of $1.3 million included within Other Receivables on the Company’s Condensed Consolidated Statements of Financial Position.

NOTE 4 – RESTRUCTURING CHARGES
The Company regularly enters into various restructuring initiatives, optimization projects, strategic transactions, and other business development activities that may include the recognition of exit or disposal costs. Exit or disposal costs include, but are not limited to, the costs of one-time termination benefits, such as a severance or retention bonuses, one-time contract termination costs (excluding leases), and other costs associated with exit or disposal activity such as the sale or termination of a line of business, closure of an operating facility or business location in a country or region, relocation of business activities from one location to another, change in management structure, and a fundamental reorganization that affects the nature and focus of operations.
During the three month period ended July 3, 2022, the Company entered into a new initiative in response to changes observed within consumer products and retail markets, continued inflationary cost pressures and headwinds, and to facilitate changes in the management structure for enabling functions of the consolidated group, resulting in the realization of headcount reduction. Total cumulative costs associated with the new restructuring initiative were $8.1 million. Substantially all costs associated with the initiative have been recognized with no further significant costs expected to be incurred.
During the year ended September 30, 2021, the GPC segment entered into an initiative to update its supply chain and distribution operations within the U.S. to address capacity needs, and optimize and improve fill rates attributable to recent growth in the business and consumer demand, and improve overall operational effectiveness and throughput. The initiative includes the transition of its third party logistics (3PL) service provider at its existing distribution center, incorporating new facilities into the distribution footprint by expanding warehouse capacity and securing additional space to support long-term distribution and fulfillment, plus updating engagement and processes with suppliers and its transportation and logistics handlers. Incremental costs include one-time transition, implementation and start-up cost with the new 3PL service provider, including the integration of provider systems and technology, incentive-based compensation to maintain performance during transition, duplicative and redundant costs, and incremental costs for various disruptions in the operations during the transition period including supplemental transportation and storage costs, and incremental detention and demurrage costs. Costs attributable to the initiative are expected to be incurred through the end of the fiscal year ending September 30, 2022. Total cumulative costs associated with the initiative were $35.5 million with expected costs of approximately $4 million expected to be incurred.
During the year ended September 30, 2019, the Company initiated the Global Productivity Improvement Program, which is a company-wide, multi-year program, consisting of various initiatives to redirect resources and spending to drive growth, identify cost savings and pricing opportunities through standardization and optimization, develop organizational and operating optimization, and reduce overall operational complexity across the Company. With the Company's divestitures of GBL and GAC during the year ended September 30, 2019, the project focus includes the transition of the Company's continuing operations in a post-divestiture environment and exiting of TSAs, which were fully exited in January 2022. The initiatives include review of global processes and organization design and structures, headcount reductions and transfers, and rightsizing the Company’s shared operations and commercial business strategy, and exit of certain internal production to third-party suppliers, among others, resulting in the recognition of severance benefits and other exit and disposal costs to facilitate such activity. As of July 3, 2022, total cumulative exit and disposal costs associated with the project were $157.5 million with the project being substantially complete and no significant anticipated costs expected to be incurred.
The Company may enter into small, less significant initiatives to reduce costs and improve margins throughout the organization. Individually these activities are not substantial and occur over a shorter time period (generally less than 12 months).
The following summarizes restructuring charges for the three and nine month periods ended July 3, 2022 and July 4, 2021:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Fiscal 2022 restructuring	$8.1	$—	$8.1	$—
GPC distribution center transition	8.1	3.9	24.1	3.9
Global productivity improvement program	1.2	4.8	5.2	15.7
Other project costs	0.1	1.4	14.0	3.8
Total restructuring charges	$17.5	$10.1	$51.4	$23.4
Reported as:
Cost of goods sold	$0.4	$0.3	$1.4	$1.7
Selling expense	8.1	3.5	24.1	3.5
General and administrative expense	9.0	6.3	25.9	18.2

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 4 - RESTRUCTURING CHARGES (continued)

The following is a summary of restructuring charges by segment for the three and nine month periods ended July 3, 2022 and July 4, 2021.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
HPC	$4.2	$2.1	$8.5	$6.2
GPC	11.6	3.9	31.1	6.0
H&G	0.6	—	0.6	—
Corporate	1.1	4.1	11.2	11.2
Total restructuring charges	$17.5	$10.1	$51.4	$23.4
The following is a summary of restructuring charges by cost type for the three and nine month periods ended July 3, 2022 and July 4, 2021.

(in millions)	Termination Benefits	Other Costs	Total
For the three month period ended July 3, 2022	$8.5	$9.0	$17.5
For the three month period ended July 4, 2021	5.0	5.1	10.1
For the nine month period ended July 3, 2022	10.4	41.0	51.4
For the nine month period ended July 4, 2021	8.3	15.1	23.4
The following is a rollforward of the accrual for restructuring charges by cost type for the nine month period ended July 3, 2022.

(in millions)	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2021	$4.6	$5.6	$10.2
Provisions	8.0	(0.8)	7.2
Cash expenditures	(3.0)	(0.7)	(3.7)
Foreign currency and other	(1.5)	(1.8)	(3.3)
Accrual balance at July 3, 2022	$8.1	$2.3	$10.4

NOTE 5 – REVENUE RECOGNITION
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three and nine month periods ended July 3, 2022 and July 4, 2021, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	Three Month Period Ended July 3, 2022				Three Month Period Ended July 4, 2021
(in millions)	HPC	GPC	H&G	Total	HPC	GPC	H&G	Total
Product Sales
NA	$170.2	$191.4	$195.6	$557.2	$111.3	$147.8	$209.3	$468.4
EMEA	93.0	81.1	—	174.1	101.9	91.2	—	193.1
LATAM	47.2	4.6	1.9	53.7	43.9	3.5	1.8	49.2
APAC	15.8	9.8	—	25.6	15.0	10.5	—	25.5
Licensing	2.6	1.9	1.0	5.5	2.3	2.9	1.0	6.2
Other	0.5	1.4	—	1.9	—	1.4	—	1.4
Total Revenue	$329.3	$290.2	$198.5	$818.0	$274.4	$257.3	$212.1	$743.8

	Nine Month Period Ended July 3, 2022				Nine Month Period Ended July 4, 2021
(in millions)	HPC	GPC	H&G	Total	HPC	GPC	H&G	Total
Product Sales
NA	$434.3	$561.3	$462.4	$1,458.0	$369.3	$508.4	$456.4	$1,334.1
EMEA	361.5	270.8	—	632.3	392.7	266.6	—	659.3
LATAM	167.4	13.8	6.0	187.2	126.9	11.9	5.0	143.8
APAC	53.7	29.9	—	83.6	53.2	28.3	—	81.5
Licensing	7.4	7.0	1.9	16.3	8.7	6.8	1.8	17.3
Other	0.9	4.7	—	5.6	—	4.3	—	4.3
Total Revenue	$1,025.2	$887.5	$470.3	$2,383.0	$950.8	$826.3	$463.2	$2,240.3

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
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 5 – REVENUE RECOGNITION (continued)
With the acquisition of the Tristar Business, the Company also sells extended warranty coverage for certain Tristar products that are sold directly to consumers, which it accounts for as service warranties. In most cases, the extended warranty is sold as a separate contract and separate performance obligation that is distinct from the product. The extended warranty transaction revenue is initially recognized as deferred revenue and amortized on a straight-line basis to Net Sales over the life of the contracts following the standard warranty period. Revenue attributable to extended warranties was first recognized with the acquisition of the Tristar Business on February 18, 2022. See Note 3 - Acquisitions for more details. As of July 3, 2022, the Company had $1.2 million service warranty revenue deferred and included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position.
The Company has a broad range of customers including many large mass retail customers. During the three month period ended July 3, 2022 there were two large retail customers each exceeding 10% of consolidated Net Sales and representing 34.3% of consolidated Net Sales. During the three month period ended July 4, 2021 there was one large retail customer exceeding 10% of consolidated Net Sales and representing 20.4% of consolidated Net Sales. During the nine month periods ended July 3, 2022 and July 4, 2021, there were two large retail customers each exceeding 10% of consolidated Net Sales and representing 33.3% and 31.4% of consolidated Net Sales, respectively.
A significant portion of our product sales from our HPC segment, primarily in the NA and LATAM regions, are subject to the continued use and access to the Black & Decker ("B&D") brand through a license agreement with Stanley Black and Decker. The license agreement was renewed through June 30, 2025, including a sell-off period from April 1, 2025 to June 30, 2025 whereby the Company can continue to sell and distribute but no longer produce products subject to the license agreement. Net sales from B&D product sales consist of $102.4 million and $91.9 million for the three month periods ended July 3, 2022 and July 4, 2021, respectively. Net sales from B&D product sales consist of $332.4 million and $297.2 million for the nine month periods ended July 3, 2022 and July 4, 2021, respectively. All other significant brands and tradenames used in the Company’s commercial operations are directly owned and not subject to further restrictions.
In the normal course of business, the Company may allow customers to return product or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to be received. The allowance for product returns as of July 3, 2022, and September 30, 2021 was $20.2 million and $11.8 million, respectively. The increase in allowance for product returns is due to the acquisition of the Tristar Business on February 18, 2022. See Note 3 - Acquisitions for further discussion on the Tristar Business acquisition.

NOTE 6 – RECEIVABLES AND CONCENTRATION OF CREDIT RISK
The allowance for credit losses on the Company's trade receivables as of July 3, 2022 and September 30, 2021 was $11.2 million and $6.7 million, respectively. The increase in allowance for credit losses is primarily due to the acquisition of the Tristar Business and increased recoverability risk from Russia commercial operations. See Note 3 - Acquisitions for further discussion on the Tristar Business acquisition.
The Company has a broad range of customers including many large mass retail customers. As of July 3, 2022 and September 30, 2021 there was one large retail customer exceeding 10% of consolidated Net Trade Receivables and representing 17.1% and 14.7%, respectively, of consolidated Net Trade Receivables.

NOTE 7 – INVENTORIES
Inventories consist of the following:

(in millions)	July 3, 2022	September 30, 2021
Raw materials	$78.1	$66.1
Work-in-process	10.4	8.3
Finished goods	728.8	488.4
	$817.3	$562.8

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(in millions)	July 3, 2022	September 30, 2021
Land, buildings and improvements	$76.3	$83.5
Machinery, equipment and other	385.9	383.0
Finance leases	142.3	146.1
Construction in progress	53.5	28.8
Property, plant and equipment	658.0	641.4
Accumulated depreciation	(397.1)	(381.2)
Property, plant and equipment, net	$260.9	$260.2
Depreciation expense from property, plant, and equipment for the three month periods ended July 3, 2022 and July 4, 2021 was $12.3 million and $12.8 million, respectively, and for the nine month periods ended July 3, 2022 and July 4, 2021 was $36.6 million and $39.2 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following:

(in millions)	HPC	GPC	H&G	Total
As of September 30, 2021	$—	$524.6	$342.6	$867.2
Tristar Business acquisition (Note 3)	104.7	—	—	104.7
Foreign currency impact	—	(12.6)	—	(12.6)
As of July 3, 2022	$104.7	$512.0	$342.6	$959.3
The carrying value and accumulated amortization of intangible assets are as follows:

	July 3, 2022			September 30, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$637.8	$(372.0)	$265.8	$619.6	$(352.3)	$267.3
Technology assets	75.3	(29.6)	45.7	75.3	(25.8)	49.5
Tradenames	158.2	(152.0)	6.2	158.4	(141.9)	16.5
Total amortizable intangible assets	871.3	(553.6)	317.7	853.3	(520.0)	333.3
Indefinite-lived intangible assets – tradenames	914.9	—	914.9	870.8	—	870.8
Total Intangible Assets	$1,786.2	$(553.6)	$1,232.6	$1,724.1	$(520.0)	$1,204.1
There were no triggering events or impairments of goodwill and intangible assets identified during the three and nine month periods ended July 3, 2022.
Amortization expense from the intangible assets for the three month periods ended July 3, 2022 and July 4, 2021 was $13.1 million and $17.4 million, respectively, and for the nine month periods ended July 3, 2022 and July 4, 2021 was $39.9 million and $48.2 million, respectively. Excluding the impact of any future acquisitions, dispositions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2022	$49.8
2023	41.8
2024	41.8
2025	39.7
2026	38.1

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 10 – DEBT
Debt consists of the following:

	July 3, 2022		September 30, 2021
(in millions)	Amount	Rate	Amount	Rate
Revolver Facility, variable rate, expiring June 30, 2025	$775.0	4.1%	$—	—%
Term Loan Facility, variable rate, due March 3, 2028	395.0	3.7%	398.0	2.5%
5.75% Notes, due July 15, 2025	450.0	5.8%	450.0	5.8%
4.00% Notes, due October 1, 2026	445.6	4.0%	492.9	4.0%
5.00% Notes, due October 1, 2029	300.0	5.0%	300.0	5.0%
5.50% Notes, due July 15, 2030	300.0	5.5%	300.0	5.5%
3.875% Notes, due March 15, 2031	500.0	3.9%	500.0	3.9%
Obligations under finance leases	95.0	5.1%	101.9	4.9%
Total Spectrum Brands, Inc. debt	3,260.6		2,542.8
Unamortized discount on debt	(0.8)		(0.9)
Debt issuance costs	(38.1)		(35.6)
Less current portion	(12.1)		(12.0)
Long-term debt, net of current portion	$3,209.6		$2,494.3
Borrowings from the original revolver capacity of $600 million under the Revolver Facility are subject to either adjusted London Inter-Bank Offered Rate ("LIBOR") plus margin ranging from 1.75% to 2.75% per annum, or base rate plus margin ranging from 0.75% to 1.75% per annum; and borrowings under the incremental revolver capacity of $500 million, per the third amendment to the Credit Agreement discussed below, are subject to Secured Overnight Financing Rate ("SOFR") plus margin ranging from 1.75% to 2.75% per annum or base rate plus margin ranging from 0.75% to 1.75%. The LIBOR borrowings are subject to a 0.75% LIBOR floor and the SOFR borrowings are subject to a 0.50% SOFR floor. Our Revolver Facility allows for the LIBOR rate to be phased out and replaced with the SOFR and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition. As a result of borrowings and payments under the Revolver Facility, the Company had borrowing availability of $307.3 million at July 3, 2022, net of outstanding letters of credit of $17.7 million.
The Term Loan Facility is subject to a rate per annum equal to either (1) the LIBO Rate (as defined in the Credit Agreement), subject to a 0.50% floor, adjusted for statutory reserves, plus a margin of 2.00% per annum or (2) the Alternate Base Rate (As defined in the Credit Agreement), plus a margin of 1.00% per annum.
Credit Agreement
On December 10, 2021, the Company entered into the second amendment to the Amended and Restated Credit Agreement (the "Credit Agreement") dated as of June 30, 2020. The second amendment includes certain modified terms from the existing Credit Agreement to provide for an alternate rate of interest to the Eurocurrency Rate applicable to Revolving Loans and Letters of Credit in Euro and Pounds Sterling. Pursuant to the second amendment, Sterling Overnight Index Average ("SONIA") replaced LIBO Rate as a reference rate for Revolving Loans and Letters of Credit denominated in Pounds Sterling and Euro Interbank Offered Rate ("EURIBOR") replaced LIBO Rate as a reference rate for Revolving Loans and Letters of Credit denominated in Euro. The Company currently has no borrowing under the Revolver Facility denominated in Euro or Pounds Sterling.
On February 3, 2022, the Company entered into a third amendment to the Credit Agreement. The third amendment provides for incremental capacity on the Revolver Facility of $500 million that was used to support the acquisition of the Tristar Business and the continuing operations and working capital requirements of the Company. See Note 3 - Acquisitions for further discussion on the Tristar Business acquisition. Borrowings under the incremental capacity are subject to the same terms and conditions of the existing Revolver Facility, with a maturity date of June 30, 2025, other than a difference in borrowing rate which is subject to SOFR plus margin ranging from 1.75% to 2.75%, or base rate plus margin ranging from 0.75% to 1.75% per annum, with an increase by 25 basis points 270 days after the effective date of the third amendment and an additional 25 basis points on each 90 day anniversary of such date. The SOFR is subject to a 0.50% floor. The Company incurred $7.6 million in connection with the third amendment, which have been capitalized as debt issuance costs and will be amortized over the remaining term of the Credit Agreement.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 11 – DERIVATIVES
Derivative financial instruments are used by the Company principally in the management of its foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.
Cash Flow Hedges
The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pound Sterling, Canadian Dollars, Australian Dollars, or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to inventory purchases or the sale of product. Until the purchase or sale is recognized, the fair value of the related hedge is recorded in Accumulated Other Comprehensive Income ("AOCI") and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to purchase price variance in Cost of Goods Sold or Net Sales on the Condensed Consolidated Statements of Income. At July 3, 2022, the Company had a series of foreign exchange derivative contracts outstanding through December 29, 2023. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $6.5 million, net of tax. At July 3, 2022 and September 30, 2021, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $106.7 million and $279.9 million, respectively.
The following table summarizes the impact of designated cash flow hedges and the pre-tax gain (loss) recognized in the Condensed Consolidated Statements of Income for the three and nine month periods ended July 3, 2022 and July 4, 2021, respectively:

	Gain (Loss) in OCI		Reclassified Gain (Loss) to Continuing Operations
For the three month periods ended (in millions)	July 3, 2022	July 4, 2021	Line Item	July 3, 2022	July 4, 2021
Foreign exchange contracts	$0.1	$—	Net sales	$0.1	$0.1
Foreign exchange contracts	7.9	(1.5)	Cost of goods sold	4.8	(2.7)
Total	$8.0	$(1.5)		$4.9	$(2.6)

	Gain (Loss) in OCI		Reclassified Gain (Loss) to Continuing Operations
For the nine month periods ended (in millions)	July 3, 2022	July 4, 2021	Line Item	July 3, 2022	July 4, 2021
Foreign exchange contracts	$0.2	$0.1	Net sales	$0.1	$0.1
Foreign exchange contracts	11.8	(9.6)	Cost of goods sold	8.4	(8.4)
Total	$12.0	$(9.5)		$8.5	$(8.3)
During the three and nine month periods ended July 3, 2022, the Company settled certain cash flow hedges prior to their stated maturity that were in place to hedge forecasted U.S. Dollar denominated inventory purchases in exchange for Euros, but were subsequently discontinued due to changes in the Company's forecasted purchasing strategy of finished goods inventory within the EMEA region. As a result, there was a realized gain of $8.2 million during the three and nine month periods ended July 3, 2022 and recognized as a component of Cost of Goods Sold, included in the activity summarized above.
Derivative Contracts Not Designated as Hedges for Accounting Purposes
The Company periodically enters into foreign exchange forward contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Australian Dollars Mexican Pesos, Japanese Yen, Colombian Peso, Polish Zlotys, Hungarian Forint, or Turkish Lira, among others. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At July 3, 2022, the Company had a series of forward exchange contracts outstanding through December 23, 2022. At July 3, 2022 and September 30, 2021, the Company had $332.7 million and $198.4 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.
The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three and nine month periods ended July 3, 2022 and July 4, 2021, pre-tax:

		Three Month Periods Ended		Nine Month Periods Ended
(in millions)	Line Item	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Foreign exchange contracts	Other non-operating expense (income)	$6.2	$2.5	$5.3	$(6.0)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 11 – DERIVATIVES (continued)
Fair Value of Derivative Instruments
The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	July 3, 2022	September 30, 2021
Derivative Assets
Foreign exchange contracts – designated as hedge	Other receivables	$8.4	$5.2
Foreign exchange contracts – designated as hedge	Deferred charges and other	0.5	0.9
Foreign exchange contracts – not designated as hedge	Other receivables	—	0.7
Total Derivative Assets		$8.9	$6.8
Derivative Liabilities
Foreign exchange contracts – designated as hedge	Accounts payable	$—	$0.1
Foreign exchange contracts – not designated as hedge	Accounts payable	6.8	2.4
Total Derivative Liabilities		$6.8	$2.5
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant as of July 3, 2022.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of July 3, 2022, and September 30, 2021, there was no cash collateral outstanding and no posted standby letters of credit related to such liability positions.
Net Investment Hedge
Spectrum Brands, Inc. has €425.0 million aggregate principle amount of 4.00% Notes designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge are recognized as a component of foreign currency translation within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Expense (Income). As of July 3, 2022, the full principal amount was designated as a net investment hedge and considered fully effective. The following summarizes the gain (loss) from the net investment hedge recognized in Other Comprehensive Income for the three and nine month periods ended July 3, 2022 and July 4, 2021, pre-tax:

	Three Month Periods Ended		Nine Month Periods Ended
Gain (Loss) in OCI (in millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net investment hedge	$24.8	$(3.4)	$47.3	$(4.8)
Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial instruments as of July 3, 2022 and September 30, 2021 according to the fair value hierarchy are as follows:

	July 3, 2022					September 30, 2021
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Derivative Assets	$—	$8.9	$—	$8.9	$8.9	$—	$6.8	$—	$6.8	$6.8
Derivative Liabilities	—	6.8	—	6.8	6.8	—	2.5	—	2.5	2.5
Debt	—	3,057.8	—	3,057.8	3,221.7	—	2,628.2	—	2,628.2	2,506.3
The fair value measurements of the Company’s debt represent non-active market exchanged traded securities which are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data. See Note 10 – Debt for additional detail on outstanding debt. See Note 11 – Derivatives for additional detail on derivative assets and liabilities.
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
During the three month period ended January 3, 2021, the Company held equity investments in Energizer common stock valued at quoted market prices, recognizing unrealized income from changes in fair value and realized income from the sale of its investment, plus dividend income on the Condensed Consolidated Statements of Income. The Company sold its remaining investment in Energizer common stock in January 2021. The following is a summary of amounts recognized as a component of Other Non-Operating Expense (Income) in the Company's Condensed Consolidated Statements of Income:

Nine Month Period Ended
(in millions)	July 4, 2021
Realized gain on equity investments sold	$6.9
Dividend income from equity investments	0.2
Gain from equity investments	$7.1

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
The following summarizes the activity of common stock repurchases for the three and nine month periods ended July 3, 2022 and July 4, 2021:

	July 3, 2022			July 4, 2021
Three Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	—	$—	$—	0.1	$88.22	$10.2

	July 3, 2022			July 4, 2021
Nine Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	1.3	$97.34	$134.0	0.1	$88.22	$10.2
Private Purchases	—	—	—	0.6	65.27	42.3
Total Purchases	1.3	$97.34	$134.0	0.7	$68.73	$52.5

During the fourth quarter ended September 30, 2021, SBH entered into a $150.0 million rule 10b5-1 repurchase plan to facilitate daily market share repurchases through September 16, 2022, until the cap is reached or until the plan is terminated. The Company completed share repurchases of $150.0 million under the rule 10b5-1 repurchase plan during the nine month period ended July 3, 2022.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 14 – SHARE BASED COMPENSATION
The following is a summary of share based compensation expense for the three and nine month periods ended July 3, 2022 and July 4, 2021 for SBH and SB/RH, respectively.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
SBH	$(0.7)	$7.7	$11.4	$21.4
SB/RH	$(1.1)	$7.1	$10.7	$20.2
The Company recognizes share based compensation expense from the issuance of Restricted Stock Units (“RSUs”), primarily under its Long-Term Incentive Plan ("LTIP"). RSUs granted under the LTIP include time-based grants and performance-based grants. The Company regularly issues annual RSU grants under its LTIP during the first quarter of the fiscal year. Compensation cost is based on the fair value of the awards, as determined by the market price of the Company’s shares of common stock on the designated grant date and recognized on a straight-line basis over the requisite service period of the awards. Time-based RSU awards provide for either three year cliff vesting or graded vesting depending upon the vesting conditions and forfeitures provided by the grant. Performance-based RSU awards are dependent upon achieving specified financial metrics (adjusted EBITDA, return on adjusted equity, and/or adjusted free cash flow) by the end of the three year vesting period. The Company assesses the probability of achievement of the performance conditions and recognizes expense for the awards based on the probable achievement of such metrics. Additionally, the Company regularly issues individual RSU awards under its equity plan to its Board members and individual employees for recognition, incentive, or retention purposes, when needed, which are primarily conditional upon time-based service conditions, valued based on the fair value of the awards as determined by the market price of the Company's share of common stock on the designated grant price date and recognized as a component of share-based compensation on a straight-line basis over the requisite service period of the award. RSUs are subject to forfeiture if employment terminates prior to vesting with forfeitures recognized as they occur. RSUs have dividend equivalents credited to the recipient and are paid only to the extent the RSU vests and the related stock is issued. Shares issued upon exercise of RSUs are sourced from treasury shares when available.
The following is a summary of RSU grants issued during the nine month period ended July 3, 2022:

	SBH			SB/RH
(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 12 months	0.03	$96.78	$3.1	0.02	$96.66	$2.0
Vesting in more than 12 months	0.08	96.83	7.8	0.08	96.76	7.8
Total time-based grants	0.11	$96.82	$10.9	0.10	$96.74	$9.8
Performance-based grants	0.17	$96.91	$16.7	0.17	$96.91	$16.7
Total grants	0.28	$96.88	$27.6	0.27	$96.85	$26.5

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The change in the components of AOCI for the nine month period ended July 3, 2022 was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2021	$(194.8)	$6.4	$(46.9)	$(235.3)
Other comprehensive income before reclassification	6.8	1.2	0.6	8.6
Net reclassification for (gain) loss to income from continuing operations	—	(2.1)	1.0	(1.1)
Net reclassification for gain to income from discontinued operations	—	(0.5)	—	(0.5)
Other comprehensive income (loss) before tax	6.8	(1.4)	1.6	7.0
Deferred tax effect	(4.5)	4.5	(2.9)	(2.9)
Other comprehensive income (loss), net of tax	2.3	3.1	(1.3)	4.1
Less: other comprehensive income from discontinued operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income (loss) attributable to controlling interest	2.2	3.1	(1.3)	4.0
Balance at January 2, 2022	(192.6)	9.5	(48.2)	(231.3)
Other comprehensive (loss) income before reclassification	(1.6)	6.4	1.0	5.8
Net reclassification for (gain) loss to income from continuing operations	—	(1.5)	1.0	(0.5)
Net reclassification for gain to income from discontinued operations	—	(0.7)	—	(0.7)
Other comprehensive (loss) income before tax	(1.6)	4.2	2.0	4.6
Deferred tax effect	(3.1)	(1.0)	(0.6)	(4.7)
Other comprehensive (loss) income, net of tax	(4.7)	3.2	1.4	(0.1)
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	(0.1)	—	—	(0.1)
Other comprehensive (loss) income attributable to controlling interest	(4.6)	3.2	1.4	—
Balance at April 3, 2022	$(197.2)	$12.7	$(46.8)	$(231.3)
Other comprehensive (loss) income before reclassification	(26.7)	4.3	2.3	(20.1)
Net reclassification for (gain) loss to income from continuing operations	—	(4.9)	1.1	(3.8)
Net reclassification for gain to income from discontinued operations	—	(0.9)	(0.1)	(1.0)
Other comprehensive (loss) income before tax	(26.7)	(1.5)	3.3	(24.9)
Deferred tax effect	(6.6)	0.9	(0.9)	(6.6)
Other comprehensive (loss) income, net of tax	(33.3)	(0.6)	2.4	(31.5)
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	(0.1)	—	—	(0.1)
Less: other comprehensive loss from discontinued operations attributable to non-controlling interest	(0.3)	—	—	(0.3)
Other comprehensive (loss) income attributable to controlling interest	(32.9)	(0.6)	2.4	(31.1)
Balance at July 3, 2022	$(230.1)	$12.1	$(44.4)	$(262.4)
The following table presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the periods indicated:

(in millions)	Three Month Period Ended July 3, 2022			Nine Month Period Ended July 3, 2022
	Defined Benefit Pension	Derivative Instruments	Total	Defined Benefit Pension	Derivative Instruments	Total
Net Sales	$—	$0.1	$0.1	$—	$0.1	$0.1
Cost of goods sold	—	4.8	4.8	—	8.4	8.4
Other non-operating expense (income), net	(1.1)	—	(1.1)	(3.1)	—	(3.1)
Income from discontinued operations, net of tax	0.1	0.9	1.0	0.1	2.1	2.2

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)
The change in the components of AOCI for the nine month period ended July 4, 2021 was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2020	$(226.6)	$3.6	$(61.7)	$(284.7)
Other comprehensive income (loss) income before reclassification	19.4	(12.4)	(2.2)	4.8
Net reclassification for loss to income from continuing operations	—	2.6	1.1	3.7
Net reclassification for loss to income from discontinued operations	—	0.1	—	0.1
Other comprehensive income (loss) before tax	19.4	(9.7)	(1.1)	8.6
Deferred tax effect	5.3	2.5	0.2	8.0
Other comprehensive income (loss), net of tax	24.7	(7.2)	(0.9)	16.6
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.1	—	—	0.1
Less: other comprehensive income from discontinued operations attributable to non-controlling interest	0.3	—	—	0.3
Other comprehensive income (loss) attributable to controlling interest	24.3	(7.2)	(0.9)	16.2
Balance at January 3, 2021	(202.3)	(3.6)	(62.6)	(268.5)
Other comprehensive income before reclassification	22.2	5.8	0.9	28.9
Net reclassification for loss to income from continuing operations	—	3.1	1.1	4.2
Net reclassification for gain to income from discontinued operations	—	(0.1)	—	(0.1)
Other comprehensive income before tax	22.2	8.8	2.0	33.0
Deferred tax effect	(5.0)	(2.4)	(0.6)	(8.0)
Other comprehensive income, net of tax	17.2	6.4	1.4	25.0
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	(0.1)	—	—	(0.1)
Other comprehensive income attributable to controlling interest	17.3	6.4	1.4	25.1
Balance at April 4, 2021	(185.0)	2.8	(61.2)	(243.4)
Other comprehensive income (loss) before reclassification	1.0	(1.0)	(0.2)	(0.2)
Net reclassification for loss to income from continuing operations	—	2.6	1.1	3.7
Net reclassification for loss to income from discontinued operations	—	0.2	(0.1)	0.1
Other comprehensive income before tax	1.0	1.8	0.8	3.6
Deferred tax effect	0.9	(0.4)	(0.2)	0.3
Other comprehensive income, net of tax	1.9	1.4	0.6	3.9
Less: other comprehensive income from discontinued operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income attributable to controlling interest	1.8	1.4	0.6	3.8
Balance at July 4, 2021	$(183.2)	$4.2	$(60.6)	$(239.6)
The following table presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the periods indicated:

(in millions)	Three Month Period Ended July 4, 2021			Nine Month Period Ended July 4, 2021
	Defined Benefit Pension	Derivative Instruments	Total	Defined Benefit Pension	Derivative Instruments	Total
Net Sales	$—	$0.1	$0.1	$—	$0.1	$0.1
Cost of goods sold	—	(2.7)	(2.7)	—	(8.4)	(8.4)
Other non-operating expense (income), net	(1.1)	—	(1.1)	(3.3)	—	(3.3)
Income from discontinued operations, net of tax	0.1	(0.2)	(0.1)	0.1	(0.2)	(0.1)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 16 – INCOME TAXES
The effective tax rate for the three and nine month periods ended July 3, 2022 and July 4, 2021 was as follows:

	Three Month Periods Ended		Nine Month Periods Ended
Effective tax rate	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
SBH	40.2%	122.4%	28.5%	36.3%
SB/RH	34.9%	110.3%	28.6%	35.7%
The estimated annual effective tax rate applied to the three and nine month periods ended July 3, 2022 differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), certain nondeductible expenses, foreign rates that differ from the U.S. federal statutory rate, and state income taxes. The Company has U.S. net operating loss carryforwards ("NOL"), which do not allow it to take advantage of the foreign-derived intangible income deduction. The Company’s federal effective tax rate on GILTI is therefore 21%.
During the nine month period ended July 3, 2022, the Company recorded a $3.2 million tax benefit as an adjustment to the estimated benefit recorded in Fiscal 2021 for the Final Regulations issued under Internal Revenue Code Section 951A relating to the treatment of income that is subject to a high rate of tax under the GILTI regime. The Company completed and filed the amended return implementing these Regulations during the nine month period ending July 3, 2022. The Company also recorded a $2.5 million tax benefit during the nine month period ended July 3, 2022 for windfalls associated with the vesting of share compensation during the year. The Company generated a pretax loss on continuing operations year to date, so additional discrete tax benefits result in an increase to the tax rate.
In addition, the Company recorded $2.2 million of tax expense during the three and nine month periods ended July 3, 2022 for taxes associated with preparing the Company for a strategic separation of the HPC segment. The Company expects to record additional taxes related to the transactions necessary to prepare for a strategic separation in the three month period ending September 30, 2022.
On April 4, 2022, the U.S. District Court for the District of Colorado ruled that the IRC Section 245A temporary regulations (“245A Regulations”) adopted by the Treasury Department in June of 2019 were invalid. The ruling is expected to be appealed, and the Company has been advised that similar challenges are ongoing in other U.S. districts. Subsequent to the end of the quarter, the Company filed a protective amended U.S. income tax return consistent with the 245A Regulations being invalid. The Company has determined that this position is not more likely than not to be upheld and therefore did not record a tax benefit for this amended return in the period ended July 3, 2022. Should the 245A Regulations ultimately be found invalid, the Company estimates it would recognize a tax benefit of approximately $64.2 million.
As of July 3, 2022, and September 30, 2021, there was $8.3 million of income tax receivable and $8.0 million of income taxes payable, respectively, with its parent company, on the SB/RH Condensed Consolidated Statements of Financial Position, calculated as if SB/RH were a separate taxpayer.

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
Shareholder Litigation. On July 12, 2019, an amended consolidated class action complaint filed earlier in 2018 was filed in the United States District Court for the Western District of Wisconsin (the “Court”) by the Public School Teachers’ Pension & Retirement Fund of Chicago and the Cambridge Retirement against Spectrum Brands’ Legacy, Inc. (“Spectrum Legacy”). The complaint alleges that the defendants violated the Securities Exchange Act of 1934. The amended complaint added HRG Group, Inc. (“HRG”), the predecessor to the Company, as a defendant and asserted additional claims against the Company on behalf of a purported class of HRG shareholders. The class period of the consolidated amended complaint is from January 26, 2017 to November 19, 2018, and the plaintiffs seek an unspecified amount of compensatory damages, interest, attorneys’ and expert fees and costs. During the year ended September 30, 2020, the Company reached a proposed settlement resulting in an insignificant loss, net of third-party insurance coverage and payment, pending final approval by the Court. In February 2021, the Court declined to approve the proposed settlement without prejudice because the Court determined that as a procedural matter the plaintiff’s counsel had not taken the appropriate actions to be appointed to represent the purported class of HRG shareholders. The court subsequently appointed separate counsel to represent the HRG shareholder class. In August 2021, the Company reached an agreement in principle to settle the claims of the Spectrum Legacy class, the cost of which has been defrayed by third-party insurance. In October 2021, the Company reached an agreement in principle to settle the claims of the HRG class, the cost of which also has been defrayed by third-party insurance. In March 2022, the court granted approval to both settlements.
Environmental Liability. The Company has realized commitments attributable to environmental remediation activities primarily associated with former manufacturing sites of the Company's HPC segment. In coordination with local and federal regulatory agencies, we have conducted testing on certain sites which have resulted in the identification of contamination that has been attributed to historic activities at the properties, resulting in the realization of incremental costs to be assumed by the Company towards the remediation of these properties and the recognition of an environmental remediation liability. We have not conducted invasive testing at all sites and locations and have identified an environmental remediation liability to the extent such remediation requirements have been identified and are considered estimable.
As of July 3, 2022, there was an environmental remediation liability of $10.8 million with $7.4 million included in Other Current Liabilities and $3.4 million included in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position. As of September 30, 2021, there was an environmental remediation liability of $11.3 million included in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations, or cash flows of the Company.
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of July 3, 2022 and September 30, 2021, the Company recognized $3.6 million and $3.0 million in product liability, respectively, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $0.3 million and $0.4 million of warranty accruals as of July 3, 2022 and September 30, 2021, respectively, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 18 – SEGMENT INFORMATION
Net sales relating to the segments for the three and nine month periods ended July 3, 2022 and July 4, 2021 are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
HPC	$329.3	$274.4	1,025.2	950.8
GPC	290.2	257.3	887.5	826.3
H&G	198.5	212.1	470.3	463.2
Net sales	$818.0	$743.8	$2,383.0	$2,240.3
The Chief Operating Decision Maker of the Company uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based compensation costs consist of costs associated with long-term incentive compensation arrangements that generally consist of non-cash, stock-based compensation. During the nine month period ended July 4, 2021, compensation costs included incentive bridge awards previously issued due to changes in the Company’s LTIP that allowed for cash based payment upon employee election but do not qualify for shared-based compensation, which were fully vested in November 2020. See Note 14 – Share Based Compensation for further details;
•Incremental amounts attributable to strategic transactions and business development initiatives including, but not limited to, the acquisition or divestitures of a business, costs to effect and facilitate a transaction, including such cost to integrate or separate the respective business. These amounts are excluded from our performance metrics as they are reflective of incremental investment by the Company towards business development activities, incremental costs attributable to such transactions and are not considered recurring or reflective of the continuing ongoing operations of the consolidated group or segments;
•Incremental amounts realized towards restructuring and optimization projects including, but not limited to, costs towards the development and implementation of strategies to optimize operations and improve efficiency, reduce costs, increase revenues, increase or maintain our current profit margins, including recognition of one-time exit or disposal costs. These amounts are excluded from our ongoing performance metrics as they are reflective of incremental investment by the Company towards significant initiatives controlled by management, incremental costs directly attributable to such initiatives, indirect impact or disruption to operating performance during implementation, and are not considered recurring or reflective of the continuing ongoing operations of the consolidated group or segments;
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
•Non-cash purchase accounting adjustments recognized in earnings from continuing operations subsequent to an acquisition, including, but not limited to, the costs attributable to the step-up in inventory value, and the incremental value in operating lease assets with below market rent, among others;
•Non-cash gain from the reduction in the contingent consideration liability recognized during the three and nine month periods ended July 3, 2022 associated with the Tristar Business acquisition. See Note 3 - Acquisitions in the Notes to the Condensed Consolidated Financial Statements for further details;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations;
•Gains attributable to the Company's investment in Energizer common stock during the nine month period ended July 4, 2021, with such remaining shares sold in January 2021. See Note 12 – Fair Value of Financial Instruments for further details;
•Incremental reserves for non-recurring litigation or environmental remediation activity including the proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual nonrecurring claims with no previous history or precedent recognized during the nine month period ended July 4, 2021 and the subsequent remeasurement during the nine month period ended July 3, 2022;
•Proforma adjustment for operating losses of the Company's in-country Russia operations that were directly attributable to the Company's closing initiatives in Russia and constraints applied to the in-country commercial operations resulting in a substantial decrease to in-country sales and incremental operating losses being realized;
•Realized gain from early settlement on certain cash flow hedges in our EMEA region prior to their stated maturity during the three and nine month periods ended July 3, 2022 due to change in the Company's legal entity organizational structure and forecasted purchasing strategy of HPC finished goods inventory within the region. See Note 11- Derivatives in Notes to the Condensed Consolidated Financial Statement for further details;
•Other adjustments are primarily attributable to: (1) costs associated with Salus as they are not considered a component of the continuing commercial products company and (2) other key executive severance related costs.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 18 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA for the reportable segments for SBH for the three and nine month periods ended July 3, 2022 and July 4, 2021, are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
SBH (in millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
HPC	$3.6	$11.8	41.6	88.1
GPC	40.9	49.2	120.2	158.5
H&G	42.8	53.4	73.1	98.6
Total Segment Adjusted EBITDA	87.3	114.4	234.9	345.2
Corporate	7.2	15.0	26.5	32.4
Interest expense	26.0	20.4	72.4	96.4
Depreciation	12.3	12.8	36.6	39.2
Amortization	13.1	17.4	39.9	48.2
Share and incentive based compensation	(0.7)	7.7	11.4	21.9
Tristar acquisition and integration	5.6	—	20.0	—
Rejuvenate acquisition and integration	—	5.8	7.0	5.8
Armitage acquisition and integration	0.1	1.0	1.4	7.7
Omega integration	0.1	—	1.5	—
HHI divestiture	0.6	—	6.1	—
HPC separation initiatives	10.7	(0.5)	15.4	14.2
Coevorden operations separation	1.9	2.9	7.3	7.7
Fiscal 2022 restructuring	8.1	—	8.1	—
Global ERP transformation	3.4	0.9	9.4	1.6
GPC distribution center transition	8.4	7.7	28.3	7.7
Global productivity improvement program	1.2	4.8	5.2	15.7
HPC brand portfolio transitions	0.3	—	0.3	—
Russia closing initiatives	—	—	3.6	—
Other project costs	4.1	2.4	10.7	8.1
Unallocated shared costs	7.0	6.7	20.7	20.2
Non-cash purchase accounting adjustments	4.3	1.3	7.8	4.7
Gain from contingent consideration liability	(25.0)	—	(25.0)	—
Gain on Energizer investment	—	—	—	(6.9)
Legal and environmental remediation reserves	—	—	(0.5)	6.0
Proforma in-country Russia operations	0.4	—	0.4	—
Gain on early settlement of cash flow hedges	(8.2)	—	(8.2)	—
Salus and other	1.4	—	1.7	0.1
Income (loss) from continuing operations before income taxes	$5.0	$8.1	$(73.1)	$14.5

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 18 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA for reportable segments for SB/RH for the three and nine month periods ended July 3, 2022 and July 4, 2021 are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
SB/RH (in millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
HPC	$3.6	$11.8	41.6	88.1
GPC	40.9	49.2	120.2	158.5
H&G	42.8	53.4	73.1	98.6
Total Segment Adjusted EBITDA	87.3	114.4	234.9	345.2
Corporate	6.7	14.0	25.5	30.8
Interest expense	26.1	20.5	72.7	96.6
Depreciation	12.3	12.8	36.6	39.2
Amortization	13.1	17.4	39.9	48.2
Share and incentive based compensation	(1.1)	7.1	10.7	20.7
Tristar acquisition and integration	5.6	—	20.0	—
Rejuvenate acquisition and integration	—	5.8	7.0	5.8
Armitage acquisition and integration	0.1	1.0	1.4	7.7
Omega integration	0.1	—	1.5	—
HHI divestiture	0.6	—	6.1	—
HPC separation initiatives	10.7	(0.5)	15.4	14.2
Coevorden operations separation	1.9	2.9	7.3	7.7
Fiscal 2022 restructuring	8.1	—	8.1	—
Global ERP transformation	3.4	0.9	9.4	1.6
GPC distribution center transition	8.4	7.7	28.3	7.7
Global productivity improvement program	1.2	4.8	5.2	15.7
HPC brand portfolio transitions	0.3	—	0.3	—
Russia in-country closing initiatives	—	—	3.6	—
Other project costs	4.1	2.4	10.7	8.1
Unallocated shared costs	7.0	6.7	20.7	20.2
Non-cash purchase accounting adjustments	4.3	1.3	7.8	4.7
Gain from contingent consideration liability	(25.0)	—	(25.0)	—
Gain on Energizer investment	—	—	—	(6.9)
Legal and environmental remediation reserves	—	—	(0.5)	6.0
Proforma in-country Russia operations	0.4	—	0.4	—
Gain on early settlement of cash flow hedges	(8.2)	—	(8.2)	—
Other	1.5	—	1.4	0.1
Income (loss) from continuing operations before income taxes	$5.7	$9.6	$(71.4)	$17.1

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 19 – EARNINGS PER SHARE – SBH
The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and nine month periods ended July 3, 2022 and July 4, 2021 are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except per share amounts)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Numerator
Net income (loss) from continuing operations attributable to controlling interest	$3.0	$(1.9)	$(52.3)	$9.1
Income from discontinued operations attributable to controlling interest	29.7	32.6	109.1	130.3
Net income attributable to controlling interest	$32.7	$30.7	$56.8	$139.4
Denominator
Weighted average shares outstanding – basic	40.8	42.6	41.0	42.7
Dilutive shares	0.2	—	—	0.2
Weighted average shares outstanding – diluted	41.0	42.6	41.0	42.9
Earnings per share
Basic earnings per share from continuing operations	$0.07	$(0.04)	$(1.28)	$0.21
Basic earnings per share from discontinued operations	0.73	0.76	2.67	3.06
Basic earnings per share	$0.80	$0.72	$1.39	$3.27
Diluted earnings per share from continuing operations	$0.07	$(0.04)	$(1.28)	$0.21
Diluted earnings per share from discontinued operations	0.73	0.76	2.67	3.04
Diluted earnings per share	$0.80	$0.72	$1.39	$3.25
Weighted average number of anti-dilutive shares excluded from denominator	—	0.3	0.2	—

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
Business Overview
The Company is a diversified global branded consumer products company.  We manage the businesses in three vertically integrated, product-focused segments: (i) Home and Personal Care (“HPC”), (ii) Global Pet Care (“GPC”), and (iii) Home and Garden (“H&G”).  The Company manufactures, markets and/or distributes its products globally in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors. We enjoy strong name recognition in our regions under our various brands and patented technologies across multiple product categories.  Global and geographic strategic initiatives and financial objectives are determined at the corporate level.  Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and financial results for all product lines within that segment, on a global basis. The segments are supported through center-led shared service operations and enabling functions consisting of finance and accounting, information technology, legal, human resources, supply chain, and commercial operations. See Note 18 – Segment Information included in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for more information pertaining to segments of continuing operations. The following is an overview of the consolidated business, by segment, summarizing product types and brands:

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
Household: Hot Shot®, Black Flag®, Real-Kill®, Ultra Kill®, The Ant Trap® (TAT), and Rid-A-Bug®.
	Controls: Outdoor insect and weed control solutions, and animal repellents such as aerosols, granules, and ready-to-use sprays or hose-end ready-to-sprays.	Controls: Spectracide®, Garden Safe®, Liquid Fence®, and EcoLogic®.
	Repellents: Personal use pesticides and insect repellent products, including aerosols, lotions, pump sprays and wipes, yard sprays and citronella candles.	Repellents: Cutter® and Repel®.
	Cleaning: Household surface cleaning, maintenance, and restoration products, including bottled liquids, mops, wipes and markers.	Cleaning: Rejuvenate®
On September 8, 2021, the Company entered into a definitive Asset and Stock Purchase Agreement ("ASPA") with ASSA ABLOY AB ("ASSA") to sell its Hardware and Home Improvement ("HHI") segment for cash proceeds of $4.3 billion, subject to customary purchase price adjustments (the "HHI Transaction"). HHI consists of residential locksets and door hardware, including knobs, levers, deadbolts, handle sets, and electronic and connected locks under the Kwikset®, Weiser®, Baldwin®, Tell Manufacturing®, and EZSET® brands; kitchen and bath faucets and accessories under the Pfister® brand; and builders' hardware consisting of hinges, metal shapes, security hardware, rack and sliding door hardware, and gate hardware under the National Hardware® and FANAL® brands. The Company's assets and liabilities associated with the HHI disposal group have been classified as held for sale, HHI operations have been classified as discontinued operations, and notes to the condensed consolidated financial statements have been updated for all periods presented to exclude information pertaining to discontinued operations and reflect only the continuing operations of the Company. Refer to Note 2 – Divestitures included in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for more information on the HHI divestiture.
Pursuant to the ASPA either party may terminate the ASPA if the HHI Transaction has not occurred on or prior to December 8, 2022 (the “End Date”). On July 14, 2022, the parties entered into an amendment to the ASPA (the “Amendment”) pursuant to which the End Date was extended to June 30, 2023. Except for the foregoing amendment to the End Date, the ASPA remains in full force and effect as written, including with respect to a termination fee of $350 million. The Company continues to engage with antitrust regulators in the regulatory review of the HHI Transaction and the extension is intended to provide the parties with additional time (to the extent needed) to satisfy the conditions related to receipt of governmental clearances. The parties are committed to closing the HHI Transaction and the Company and ASSA both continue to expect that they will obtain all the required governmental clearances and will close the HHI Transaction.

On February 18, 2022, the Company acquired the home appliances and cookware products sold under the PowerXL®, Emeril, and Copper Chef® brands from Tristar Products, Inc. (the "Tristar Business"). The net assets and operations of the Tristar Business are integrated within the HPC segment. As part of the acquisition, the PowerXL® and Copper Chef® brands were acquired outright by the Company while the Emeril brand remains subject to a trademark license agreement with the license holder (the "Emeril License"). Pursuant to the Emeril License, the Company will continue to license the Emeril brands within the US, Canada, Mexico, and the United Kingdom for certain designated product categories of household appliances within the HPC segment, including small kitchen food preparation products, indoor and outdoor grills and grill accessories, and cookbooks. The Emeril License is set to expire effective December 31, 2022 with options up to three one-year renewal periods following the initial expiration. Under the terms of the agreement, we agreed to pay the license holder a percentage of sales, with minimum annual royalty payments of $1.5 million, increasing to $1.8 million in subsequent renewal periods. See Note 3 - Acquisitions included in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further detail.
Substantially all brands and tradenames are directly owned by the Company with the exception of the Black & Decker® ("B&D") and Emeril Legasse® ("Emeril") brands used by the HPC segment. The Company has a trademark license agreement (the "License Agreement") with Stanley Black & Decker ("SBD") pursuant to which we license the B&D brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances within the Company's HPC segment: beverage products, food preparation products, garment care products and cooking products. The Company renewed the License Agreement through June 30, 2025, including a sell-off period from April 1, 2025 to June 30, 2025 whereby the Company can continue to sell and distribute but no longer produce products subject to the License Agreement. Under the terms of the License Agreement, we agree to pay SBD royalties based on a percentage of sales, with minimum annual royalty payments of $15.0 million, with the exception of the minimum annual royalty will no longer be applied effective January 1, 2024 through the expiration of the agreement. The License Agreement also requires us to comply with maximum annual return rates for products. Subsequent to the completion of the License Agreement, there are no non-competition provisions or restrictions provided following its expiration. See Note 5 – Revenue Recognition included in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further detail on revenue concentration from B&D branded products.
SB/RH is a wholly owned subsidiary of SBH. Spectrum Brands, Inc. (“SBI”), a wholly-owned subsidiary of SB/RH incurred certain debt guaranteed by SB/RH and domestic subsidiaries of SBI. See Note 10 – Debt for more information pertaining to debt. The reportable segments of SB/RH are consistent with the segments of SBH.
Acquisitions, Divestitures and Other Business Development Initiatives
The Company periodically evaluates strategic transactions that may result in the acquisition of a business or assets that qualify as a business combination, or a divestiture of a business or assets that may be recognized as either a component of continuing operations or discontinued operations, depending on the significance to the consolidated group. Acquisitions may impact the comparability of the consolidated or segment financial information with the inclusion of the operating results for the acquired business in periods subsequent to acquisition date, the inclusion of acquired assets, both tangible and intangible (including goodwill), and the related amortization, depreciation or other non-cash purchase accounting adjustments of acquired assets. Divestitures may impact the comparability of the consolidated or segment financial information with the recognition of an impairment loss when held for sale, gain or loss on disposition, or change in classification to discontinued operations for qualifying transactions. Moreover, the comparability of consolidated or segment financial information may be impacted by incremental costs to facilitate and effect such transactions and initiatives to integrate acquired business or separate divested operations and assets with the consolidated group. The following strategic transactions have been considered as having a significant impact on the comparability of the financial results on the condensed consolidated financial statements and segment financial information.
•Tristar Business Acquisition - On February 18, 2022, the Company acquired 100% of the Tristar Business that includes a portfolio of home appliances and cookware products sold under the PowerXL®, Emeril, and Copper Chef® brands. The net assets and operating results of the Tristar Business are included in the Company’s condensed consolidated financial statements and reported within the HPC reporting segment for the three and nine month period ended July 3, 2022 effective as of the transaction date. See Note 3 - Acquisitions included in Notes to the Condensed Consolidated Financial Statement, included elsewhere in this Quarterly Report, for further detail. In addition to the transaction costs of $13.5 million to effect the close of the transaction, recognized during the nine month period ended July 3, 2022, the Company incurred incremental costs to combine and integrate the acquired business with the HPC segment, primarily towards the integration of systems and processes, merger of commercial operations and supply chain, professional fees to consolidate financial records, plus incremental retention costs for personnel supporting the transition and integration efforts after the transaction date. Costs attributable to the integration of the Tristar Business were initiated with the close of the transaction and are projecting to continue through the year ending September 30, 2023.
•Rejuvenate Acquisition - On May 28, 2021, the Company acquired 100% of the membership interests in For Life Products, LLC ("FLP"), a manufacturer of household cleaning, maintenance, and restoration products sold under the Rejuvenate® brand. The net assets and operating results of FLP are included in the Company’s condensed consolidated financial statements and reported within the H&G reporting segment for the three and nine month periods ended July 3, 2022 and July 4, 2021, effective as of the transaction date. See Note 3 - Acquisitions included in Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended September 30, 2021, for further detail. In addition to the transaction costs of $5.3 million to effect the close of the transaction, recognized during the three and nine month period ended July 4, 2021, the Company incurred incremental costs to combine and integrate the acquired business with the H&G segment, primarily towards the integration of systems and processes, transfer of inventory and integration to an existing H&G distribution center, retention costs for personnel supporting transition and integration efforts after the transaction date, plus incremental trade spend realized from the transition of commercial operations practices and policies (recognized as a reduction in net sales). Costs attributable to the integration of the Rejuvenate business have been substantially complete.
•Armitage Acquisition - On October 26, 2020, the Company completed the acquisition of Armitage Pet Care Ltd ("Armitage"), a pet treats and toys business in Nottingham, United Kingdom including a portfolio of brands that include the dog treats brand, Good Boy®, cat treats brand, Meowee!®, and Wildbird® bird feed products, among others, that are predominantly sold within the United Kingdom. The net assets and results of operations of Armitage are included in the Company’s condensed consolidated financial statements and reported within the GPC reporting segment for the three and nine month periods ended July 3, 2022 and July 4, 2021, effective as of the transaction date. See Note 3 - Acquisitions included in Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended September 30, 2021, for further detail. In addition to the transaction costs of $5.1 million to effect the close of the transaction recognized during the nine month period ended July 4, 2021, the Company incurred incremental costs to combine and integrate the acquired business with the GPC segment, primarily towards the integration of systems and processes, transfer of inventory and integration to existing GPC supply chain and distribution centers within the EMEA region, plus retention costs for personnel supporting the transition and integration efforts after the transaction date. Costs attributable to the integration of the Armitage business have been substantially complete.

•Omega Acquisition - On March 10, 2020, the Company acquired Omega Sea, LLC ("Omega"), a manufacturer and marketer of premium fish foods and consumable goods for the home and commercial aquarium markets, primarily consisting of the Omega brand. The net assets and results of operations of Omega are included in the Company's condensed consolidated financial statements and reported within GPC segment for the three and nine month periods ended July 3, 2022 and July 4, 2021. The Company incurred incremental costs to combine and integrate the acquired business within the GPC segment, primarily towards the integration of systems and process, transfer of inventory and production to an existing GPC facility, including related exit and disposal costs of the assumed leased facility, related start-up costs and operational inefficiencies attributable to the transferred production, plus retention costs for personnel supporting the transition and integration after the transaction date. Costs attributable to the integration of the Omega business will be substantially realized by end of the fiscal year ending September 30, 2022.
•HHI Divestiture - On September 8, 2021, the Company entered into a ASPA with ASSA to sell its HHI segment. The consummation of the transaction is pending and subject to customary conditions, including the absence of a material adverse effect of HHI and certain antitrust conditions or other governmental restrictions, amongst others. The Company's assets and liabilities associated with HHI have been classified as held for sale and the HHI operations have been classified as discontinued operations and are reported separately for all periods presented. See Note 2 - Divestitures included in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further detail. The Company has incurred incremental costs attributable to the pending divestiture, primarily consisting of legal and professional fees to effect the realization of the ASPA, facilitate antitrust or other governmental restrictions to consummate the transaction, preparation for separation of systems and processes supporting the divested business and enabling functions under a TSA, plus incremental retention costs for personnel supporting the transition efforts. Incremental costs are expected to be incurred through the consummation of the pending transaction to support TSA processes and mitigation following the close of the sale, which are expected to be incurred for the transition period of approximately 12-24 months following the close of the transaction.
•HPC Separation - The Company has initiated projects to facilitate a strategic separation of the Company's ownership in the HPC segment in the most advantageous way to realize value for both the HPC business as a standalone appliance business either through a spin, merger or sale of the business and the retained GPC and H&G businesses of the consolidated group. Costs are primarily attributable to legal and professional fees incurred to assess opportunities, evaluate transaction considerations for a separation, including potential tax and compliance implications to the consolidated group, costs directly attributable to the legal entity separation and transfer of net assets of the HPC operations from the commingled operations of the Company, plus the segregation of systems and processes. The realization of the transaction, if any, is likely not to occur until after completion of the HHI divestiture. Costs attributable to the initiative are expected to be incurred until a transaction is realized or otherwise cancelled.
•Coevorden Operations - On March 29, 2020, the Company completed the sale of its dog and cat food ("DCF") production facility and distribution center in Coevorden, Netherlands with United Petfood Producers NV ("UPP"). See Note 2 - Divestitures included in Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended September 30, 2021, for further detail. Following the separation of the Coevorden Operations, the Company has incurred incremental costs attributable to a tolling charge for the continued production of dog and cat food products through a three-year manufacturing agreement with the buyer entered into concurrent with the sale, rent charges associated with the transferred warehouse operated by the Company during an 18-month transition period following the sale, plus costs to facilitate the transfer of the warehouse operations to the buyer and the movement of inventory and distribution center operations to a new distribution center supporting GPC operations in EMEA. Costs attributable to the tolling arrangement are expected to be completed in March 2023.
The following is a summary of costs attributable to strategic transactions and business development costs for the respective projects during three and nine month periods ended July 3, 2022 and July 4, 2021. In addition to the initiatives discussed above, the Company regularly engages in other business development initiatives that may incur incremental costs which may not result in a realized transaction or are less significant, and therefore have been separately disclosed and recognized as other project costs.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Tristar acquisition and integration	$5.6	$—	$20.0	$—
Rejuvenate acquisition and integration	—	5.8	7.0	5.8
Armitage acquisition and integration	0.1	1.0	1.4	7.7
Omega integration	0.1	—	1.5	—
HHI divestiture	0.6	—	6.1	—
HPC separation initiatives	10.7	(0.5)	15.4	14.2
Coevorden operations separation	1.9	2.9	7.3	7.7
Other project costs	0.2	1.9	0.7	6.0
Total	$19.2	$11.1	$59.4	$41.4
Reported as:
Net sales	$—	$—	$0.7	$—
Cost of goods sold	1.5	1.6	5.0	4.7
General & administrative expense	13.4	9.5	49.4	36.7
Other non-operating expense, net	4.3	—	4.3	—

Restructuring and Optimization Initiatives
We continually seek and develop operating strategies to improve our operational efficiency, match our capacity and product costs to market demand and better utilize our manufacturing and distribution resources in order to reduce costs, increase revenues, increase or maintain our current profit margins. We have undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. These changes and updates are inherently difficult and are made even more difficult by current global economic conditions. Our ability to achieve the anticipated cost savings and other benefits from such operating strategies may be affected by a number of other macro-economic factors such as COVID-19, or inflation increased interest rates, many of which are beyond or control. The following initiatives have been considered as having a significant impact on the comparability of the financial results on the condensed consolidated financial statements and segment financial information.
•Fiscal 2022 Restructuring - The Company entered into a new initiative in response to changes observed within consumer products and retail markets, continued inflationary cost pressures and headwinds, resulting in the realization of a headcount reduction. Substantially all costs associated with the initiative have been recognized. See Note 4 - Restructuring Charges for further detail on related exit or disposal costs attributable to this initiative.
•Global ERP Transformation - During the year ended September 30, 2021, the Company entered into a SAP S/4 HANA ERP transformation project to upgrade and implement our enterprise-wide operating systems to SAP S/4 HANA on a global basis. This is a multi-year project that includes various costs, including software configuration and implementation costs that would be recognized as capital expenditures or deferred costs in accordance with applicable accounting policies, with certain costs recognized as operating expense associated with project development and project management costs, and professional services with business partners engaged towards planning, design and business process review that would not qualify as software configuration and implementation costs. The Company has substantially completed the design phase of the project and is currently moving into the building and design phase.
•GPC Distribution Transition - During the year ended September 30, 2021, the GPC segment entered into an initiative to update its supply chain and distribution operations within the U.S. to address capacity needs, optimize and improve fill rates attributable to recent growth in the business and consumer demand, and improve overall operational effectiveness and throughput. The initiative includes the transition of its third party logistics (3PL) service provider at its existing distribution center, incorporating new facilities into the distribution footprint by expanding warehouse capacity and securing additional space to support long-term distribution and fulfillment, plus updating engagement and processes with suppliers and its transportation and logistics handlers. Incremental costs include one-time transition, implementation and start-up cost with the new 3PL service provider, including the integration of provider systems and technology, incentive-based compensation to maintain performance during transition, duplicative and redundant costs, and incremental costs for various disruptions in the operations during the transition period including supplemental transportation and storage costs, incremental detention and demurrage costs. See Note 4 - Restructuring Charges for further detail on costs attributable to the program. The project has been substantially completed with no significant anticipated future costs. Additionally, the Company experienced an increase in customer fines and penalties during the transition period (recognized as a reduction in net sales). Costs attributable to the initiative are expected to be incurred through the end of the fiscal year ending September 30, 2022.
•Global Productivity Improvement Program - During the year ended September 30, 2019, the Company initiated a company-wide, multi-year program, consisting of various restructuring related initiatives to redirect resources and spending to drive growth, identify cost savings and pricing opportunities through standardization and optimization, develop organizational and operating optimization, and reduce overall operational complexity across the Company. With the Company’s divestitures of GBL and GAC during the year ended September 30, 2019, the project focus includes the transition of the Company’s continuing operations in a post-divestiture environment and exiting of TSAs, which were fully exited in January 2022. The initiative includes review of global processes and organization design and structures, headcount reductions and transfers, and rightsizing the Company’s shared operations and commercial business strategy and exit of certain internal production to third-party suppliers, among others, resulting in the recognition of severance benefits and other exit and disposal costs to facilitate such activity. See Note 4 - Restructuring Charges for further detail on costs attributable to the program. The project has been substantially completed with no significant anticipated future costs.
•HPC Brand Portfolio Transitions - In light of the acquisition of the Tristar Business and the PowerXL® brand, the Company has initiated a project within its HPC segment to assess and evaluate the current utilization of tradenames and brands across its portfolio of home and kitchen appliance products. The project will require incremental costs to facilitate potential transitions of branded product offerings on global basis, including potential investment with our supply base and retail partners to manage inventory and transition new branded products to market.
•Russia Closing Initiative - The Company initiated an assessment of its in-country commercial operations in Russia, predominantly supporting the HPC segment, and other commercial activity directly impacted by the Russia-Ukraine conflict. The Company has recognized impairment costs on inventory and receivables that are at risk of recoverability as the Company has discontinued importing products directly into Russia. The initiative may be subject to further exit and disposal costs based upon future actions taken.

The following is a summary of impact to operating results attributable to restructuring initiatives and other optimization projects, incurred for the respective projects during three and nine month periods ended July 3, 2022 and July 4, 2021. In addition to the projects and initiatives discussed above, the Company regularly incurs cost and engages in less significant restructuring and optimization initiatives that individually are not substantial and occur over a shorter time period (generally less than 12 months).

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Fiscal 2022 restructuring	$8.1	$—	$8.1	$—
Global ERP transformation	3.4	0.9	9.4	1.6
GPC distribution center transition	8.4	7.7	28.3	7.7
Global productivity improvement program	1.2	4.8	5.2	15.7
HPC brand portfolio transitions	0.3	—	0.3	—
Russia closing initiative	—	—	3.6	—
Other project costs	4.0	0.5	10.0	2.1
Total	$25.4	$13.9	$64.9	$27.1
Reported as:
Net sales	$0.3	$3.7	$4.2	$3.7
Cost of goods sold	1.0	0.7	1.9	2.1
Selling expense	8.1	3.5	24.1	3.5
General & administrative expense	16.0	6.0	34.7	17.8
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
Russia-Ukraine Conflict
The impacts of the Russia-Ukraine conflict and the sanctions imposed by other nations in response to the conflict are evolving and may have an impact on the Company's consolidated operations and cash flow attributable to operations and distribution within the region. The Company does not maintain a significant level of operations within Ukraine and continues to evaluate its strategy with Russia and the existing operations within the territory. The Company does not maintain material assets within Russia, and the Company's assets in Russia consist mostly of working capital associated with the in-country distribution operations. In response to matters within the territory, we have adjusted our risks associated with the collectability and realizable value for working capital within the region. Depending on the strategic direction we take towards our existing operations in Russia, there may be incremental costs or potential impairments to remediate.
COVID-19
The COVID-19 pandemic and the resulting regulations have caused economic and social disruptions that contribute to ongoing uncertainties and may have an impact on the operations, cash flow and net assets of the Company. Such impacts may include, but are not limited to, volatility of demand for our products; disruptions and cost implications in manufacturing and supply arrangements; inability of third parties to meet obligations under existing arrangements; and significant changes to the political and economic environments in which we manufacture, sell, and distribute our products. The Company expects a significant continuing inflationary environment, marked with higher manufacturing, employment, and logistics costs as well as continued constraints with transportation and supply chain disruptions. Additionally, there have also been changes in consumer needs and spending during the COVID-19 pandemic, and while we experienced an increase in demand for our products resulting from changes driven by the pandemic, our teams continue to monitor demand shifts and there can be no assurance as to the level of demand that will prevail throughout the fiscal year. We believe the severity and duration of the COVID-19 pandemic to be uncertain and may contribute to retail volatility and consumer purchase behavior changes.
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
The following is a reconciliation of reported net sales to organic net sales for the three and nine month periods ended July 3, 2022 compared to net sales for the three and nine month periods ended July 4, 2021:

Three Month Periods Ended (in millions, except %)	July 3, 2022
	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales July 4, 2021	Variance
HPC	$329.3	$17.8	$347.1	$(65.8)	$281.3	$274.4	$6.9	2.5%
GPC	290.2	11.7	301.9	—	301.9	257.3	44.6	17.3%
H&G	198.5	—	198.5	(5.5)	193.0	212.1	(19.1)	(9.0)%
Total	$818.0	$29.5	$847.5	$(71.3)	$776.2	$743.8	32.4	4.4%

Nine Month Periods Ended (in millions, except %)	July 3, 2022
	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales July 4, 2021	Variance
HPC	$1,025.2	$34.2	$1,059.4	$(101.6)	$957.8	$950.8	$7.0	0.7%
GPC	887.5	19.5	907.0	(8.8)	898.2	826.3	71.9	8.7%
H&G	470.3	—	470.3	(26.6)	443.7	463.2	(19.5)	(4.2)%
Total	$2,383.0	$53.7	$2,436.7	$(137.0)	$2,299.7	$2,240.3	59.4	2.7%

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management, which we believe provide useful information to investors because they reflect ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. They also facilitate comparisons between peer companies since interest, taxes, depreciation, and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based compensation costs consist of costs associated with long-term incentive compensation arrangements that generally consist of non-cash, stock-based compensation. During the nine month period ended July 4, 2021, compensation costs included incentive bridge awards previously issued due to changes in the Company’s LTIP that allowed for cash based payment upon employee election but do not qualify for shared-based compensation, which were fully vested in November 2020. See Note 14 – Share Based Compensation in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Incremental amounts attributable to strategic transactions and business development initiatives including, but not limited to, the acquisition or divestitures of a business, costs to effect and facilitate a transaction, including such cost to integrate or separate the respective business. These amounts are excluded from our performance metrics as they are reflective of incremental investment by the Company towards business development activities, incremental costs attributable to such transactions and are not considered recurring or reflective of the continuing ongoing operations of the consolidated group or segments;
•Incremental amounts realized towards restructuring and optimization projects including, but not limited to, costs towards the development and implementation of strategies to optimize operations and improve efficiency, reduce costs, increase revenues, increase or maintain our current profit margins, including recognition of one-time exit or disposal costs. These amounts are excluded from our ongoing performance metrics as they are reflective of incremental investment by the Company towards significant initiatives controlled by management, incremental costs directly attributable to such initiatives, indirect impact or disruption to operating performance during implementation, and are not considered recurring or reflective of the continuing ongoing operations of the consolidated group or segments;
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
•Non-cash purchase accounting adjustments recognized in earnings from continuing operations subsequent to an acquisition, including, but not limited to, the costs attributable to the step-up in inventory value and the incremental value in operating lease assets with below market rent, among others;
•Non-cash gain from the reduction in the contingent consideration liability recognized during the three and nine month periods ended July 3, 2022 associated with the Tristar Business acquisition. See Note 3 - Acquisitions in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations;
•Gains attributable to the Company's investment in Energizer common stock during the nine month period ended July 4, 2021. with such remaining shares sold in January 2021. See Note 12 – Fair Value of Financial Instruments in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Incremental reserves for non-recurring litigation or environmental remediation activity including the proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual nonrecurring claims with no previous history or precedent recognized during the nine month period ended July 4, 2021 and the subsequent remeasurement during the nine month period ended July 3, 2022;
•Proforma adjustment for operating losses of the Company's in-country Russia operations that were directly attributable to the Company's closing initiatives in Russia and constraints applied to the in-country commercial operations resulting in a substantial decrease to in-country sales and incremental operating losses being realized;
•Realized gain from early settlement on certain cash flow hedges in our EMEA region prior to their stated maturity during the three and nine month periods ended July 3, 2022 due to change in the Company's legal entity organizational structure and forecasted purchasing strategy of HPC finished goods inventory within the region. See Note 11- Derivatives in Notes to the Condensed Consolidated Financial Statement, included elsewhere in this Quarterly Report for further details;
•Other adjustments are primarily attributable to: (1) costs associated with Salus as they are not considered a component of the continuing commercial products company and (2) other key executive severance related costs.
Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of reported net sales for the respective period and segment.

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended July 3, 2022 and July 4, 2021 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended July 3, 2022
Net income (loss) from continuing operations	$12.6	$18.8	$36.3	$(64.7)	$3.0
Income tax expense	—	—	—	2.0	2.0
Interest expense	—	—	—	26.0	26.0
Depreciation	2.9	4.0	1.8	3.6	12.3
Amortization	4.7	5.6	2.8	—	13.1
EBITDA	20.2	28.4	40.9	(33.1)	56.4
Share based compensation	—	—	—	(0.7)	(0.7)
Tristar acquisition and integration	5.6	—	—	—	5.6
Armitage integration	—	0.1	—	—	0.1
Omega integration	—	0.1	—	—	0.1
HHI divestiture	—	—	—	0.6	0.6
HPC separation initiatives	—	—	—	10.7	10.7
Coevorden operations separation	—	1.9	—	—	1.9
Fiscal 2022 restructuring	3.7	3.1	0.6	0.7	8.1
Global ERP transformation	—	—	—	3.4	3.4
GPC distribution center transition	—	8.4	—	—	8.4
Global productivity improvement program	0.5	0.2	—	0.5	1.2
HPC brand portfolio transitions	0.3	—	—	—	0.3
Russia closing initiatives	1.4	(1.4)	—	—	—
Other project costs	0.4	0.1	—	3.6	4.1
Unallocated shared costs	—	—	—	7.0	7.0
Non-cash purchase accounting adjustments	4.3	—	—	—	4.3
Gain from contingent consideration liability	(25.0)	—	—	—	(25.0)
Proforma in-country Russia operations	0.4	—	—	—	0.4
Gain on early settlement of cash flow hedges	(8.2)	—	—	—	(8.2)
Salus and other	—	—	1.3	0.1	1.4
Adjusted EBITDA	$3.6	$40.9	$42.8	$(7.2)	$80.1
Net Sales	$329.3	$290.2	$198.5	$—	$818.0
Adjusted EBITDA Margin	1.1%	14.1%	21.6%	$—	9.8%
Three Month Period Ended July 4, 2021
Net (loss) income from continuing operations	$(2.7)	$27.2	$41.7	$(68.1)	$(1.9)
Income tax expense	—	—	—	10.0	10.0
Interest expense	—	—	—	20.4	20.4
Depreciation	3.4	4.1	1.7	3.6	12.8
Amortization	8.3	6.3	2.8	—	17.4
EBITDA	9.0	37.6	46.2	(34.1)	58.7
Share based compensation	—	—	—	7.7	7.7
Rejuvenate acquisition and integration	—	—	5.8	—	5.8
Armitage integration	—	1.0	—	—	1.0
HPC separation initiatives	—	—	—	(0.5)	(0.5)
Coevorden operations separation	—	2.9	—	—	2.9
Global ERP transformation	—	—	—	0.9	0.9
GPC distribution center transition	—	7.7	—	—	7.7
Global productivity improvement program	2.1	—	—	2.7	4.8
Other project costs	0.7	—	0.1	1.6	2.4
Unallocated shared costs	—	—	—	6.7	6.7
Non-cash purchase accounting adjustments	—	—	1.3	—	1.3
Adjusted EBITDA	$11.8	$49.2	$53.4	$(15.0)	$99.4
Net Sales	$274.4	$257.3	$212.1	$—	$743.8
Adjusted EBITDA margin	4.3%	19.1%	25.2%	—	13.4%

The following is a reconciliation of net income to Adjusted EBITDA for the nine month periods ended July 3, 2022 and July 4, 2021 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HPC	GPC	H&G	Corporate	Consolidated
Nine Month Period Ended July 3, 2022
Net income (loss) from continuing operations	$12.7	$49.1	$50.7	$(164.8)	$(52.3)
Income tax benefit	—	—	—	(20.8)	(20.8)
Interest expense	—	—	—	72.4	72.4
Depreciation	9.2	11.1	5.4	10.9	36.6
Amortization	14.2	17.1	8.6	—	39.9
EBITDA	36.1	77.3	64.7	(102.3)	75.8
Share based compensation	—	—	—	11.4	11.4
Tristar acquisition and integration	20.0	—	—	—	20.0
Rejuvenate integration	—	—	7.0	—	7.0
Armitage integration	—	1.4	—	—	1.4
Omega integration	—	1.5	—	—	1.5
HHI divestiture	—	—	—	6.1	6.1
HPC separation initiatives	—	—	—	15.4	15.4
Coevorden operations separation	—	7.3	—	—	7.3
Fiscal 2022 restructuring	3.7	3.1	0.6	0.7	8.1
Global ERP transformation	—	—	—	9.4	9.4
GPC distribution center transition	—	28.3	—	—	28.3
Global productivity improvement program	2.5	0.9	—	1.8	5.2
HPC brand portfolio transitions	0.3	—	—	—	0.3
Russia in-country closing initiatives	3.4	0.2	—	—	3.6
Other project costs	0.6	0.2	—	9.9	10.7
Unallocated shared costs	—	—	—	20.7	20.7
Non-cash purchase accounting adjustments	7.8	—	—	—	7.8
Gain from contingent consideration liability	(25.0)	—	—	—	(25.0)
Legal and environmental	—	—	(0.5)	—	(0.5)
Proforma in-country Russia operations	0.4	—	—	—	0.4
Gain on early settlement of cash flow hedges	(8.2)	—	—	—	(8.2)
Salus and other	—	—	1.3	0.4	1.7
Adjusted EBITDA	$41.6	$120.2	$73.1	$(26.5)	$208.4
Net sales	$1,025.2	$887.5	$470.3	$—	$2,383.0
Adjusted EBITDA margin	4.1%	13.5%	15.5%	—	8.7%
Nine Month Period Ended July 4, 2021
Net income (loss) from continuing operations	$46.4	$99.9	$71.1	$(208.2)	$9.2
Income tax expense	—	—	—	5.3	5.3
Interest expense	—	—	—	96.4	96.4
Depreciation	10.5	11.6	6.2	10.9	39.2
Amortization	21.8	18.2	8.2	—	48.2
EBITDA	78.7	129.7	85.5	(95.6)	198.3
Share and incentive based compensation	—	—	—	21.9	21.9
Rejuvenate acquisition and integration	—	—	5.8	—	5.8
Armitage acquisition and integration	—	7.7	—	—	7.7
HPC separation initiatives	—	—	—	14.2	14.2
Coevorden operations separation	—	7.7	—	—	7.7
Global ERP transformation	—	—	—	1.6	1.6
GPC distribution center transition	—	7.7	—	—	7.7
Global productivity improvement program	5.2	1.8	—	8.7	15.7
Other project costs	4.2	0.5	—	3.4	8.1
Unallocated shared costs	—	—	—	20.2	20.2
Non-cash purchase accounting adjustments	—	3.4	1.3	—	4.7
Gain on Energizer investment	—	—	—	(6.9)	(6.9)
Legal and environmental	—	—	6.0	—	6.0
Salus and other	—	—	—	0.1	0.1
Adjusted EBITDA	$88.1	$158.5	$98.6	$(32.4)	$312.8
Net sales	$950.8	$826.3	$463.2	$—	$2,240.3
Adjusted EBITDA margin	9.3%	19.2%	21.3%	—	14.0%

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended July 3, 2022 and July 4, 2021 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended July 3, 2022
Net income (loss) from continuing operations	$12.6	$18.8	$36.3	$(64.0)	$3.7
Income tax expense	—	—	—	2.0	2.0
Interest expense	—	—	—	26.1	26.1
Depreciation	2.9	4.0	1.8	3.6	12.3
Amortization	4.7	5.6	2.8	—	13.1
EBITDA	20.2	28.4	40.9	(32.3)	57.2
Share and incentive based compensation	—	—	—	(1.1)	(1.1)
Tristar acquisition and integration	5.6	—	—	—	5.6
Armitage integration	—	0.1	—	—	0.1
Omega integration	—	0.1	—	—	0.1
HHI divestiture	—	—	—	0.6	0.6
HPC separation initiatives	—	—	—	10.7	10.7
Coevorden operations separation	—	1.9	—	—	1.9
Fiscal 2022 restructuring	3.7	3.1	0.6	0.7	8.1
Global ERP transformation	—	—	—	3.4	3.4
GPC distribution center transition	—	8.4	—	—	8.4
Global productivity improvement program	0.5	0.2	—	0.5	1.2
HPC brand portfolio transitions	0.3	—	—	—	0.3
Russia closing initiatives	1.4	(1.4)	—	—	—
Other project costs	0.4	0.1	—	3.6	4.1
Unallocated shared costs	—	—	—	7.0	7.0
Non-cash purchase accounting adjustments	4.3	—	—	—	4.3
Gain from contingent consideration liability	(25.0)	—	—	—	(25.0)
Proforma in-country Russia operations	0.4	—	—	—	0.4
Gain on early settlement of cash flow hedges	(8.2)	—	—	—	(8.2)
Other	—	—	1.3	0.2	1.5
Adjusted EBITDA	$3.6	$40.9	$42.8	$(6.7)	$80.6
Net Sales	$329.3	$290.2	$198.5	$—	$818.0
Adjusted EBITDA margin	1.1%	14.1%	21.6%	—	9.9%
Three Month Period Ended July 4, 2021
Net (loss) income from continuing operations	$(2.7)	$27.2	$41.7	$(67.2)	$(1.0)
Income tax expense	—	—	—	10.6	10.6
Interest expense	—	—	—	20.5	20.5
Depreciation	3.4	4.1	1.7	3.6	12.8
Amortization	8.3	6.3	2.8	—	17.4
EBITDA	9.0	37.6	46.2	(32.5)	60.3
Share and incentive based compensation	—	—	—	7.1	7.1
Rejuvenate acquisition and integration	—	—	5.8	—	5.8
Armitage integration	—	1.0	—	—	1.0
HPC separation initiatives	—	—	—	(0.5)	(0.5)
Coevorden operations separation	—	2.9	—	—	2.9
Global ERP transformation	—	—	—	0.9	0.9
GPC distribution center transition	—	7.7	—	—	7.7
Global productivity improvement program	2.1	—	—	2.7	4.8
Other project costs	0.7	—	0.1	1.6	2.4
Unallocated shared costs	—	—	—	6.7	6.7
Non-cash purchase accounting adjustments	—	—	1.3	—	1.3
Adjusted EBITDA	$11.8	$49.2	$53.4	$(14.0)	$100.4
Net Sales	$274.4	$257.3	$212.1	$—	$743.8
Adjusted EBITDA margin	4.3%	19.1%	25.2%	—	13.5%

The following is a reconciliation of net income to Adjusted EBITDA for the nine month periods ended July 3, 2022 and July 4, 2021 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HPC	GPC	H&G	Corporate	Consolidated
Nine Month Period Ended July 3, 2022
Net income (loss) from continuing operations	$12.7	$49.1	$50.7	$(163.5)	$(51.0)
Income tax benefit	—	—	—	(20.4)	(20.4)
Interest expense	—	—	—	72.7	72.7
Depreciation	9.2	11.1	5.4	10.9	36.6
Amortization	14.2	17.1	8.6	—	39.9
EBITDA	36.1	77.3	64.7	(100.3)	77.8
Share based compensation	—	—	—	10.7	10.7
Tristar acquisition and integration	20.0	—	—	—	20.0
Rejuvenate integration	—	—	7.0	—	7.0
Armitage integration	—	1.4	—	—	1.4
Omega integration	—	1.5	—	—	1.5
HHI divestiture	—	—	—	6.1	6.1
HPC separation initiatives	—	—	—	15.4	15.4
Coevorden operations separation	—	7.3	—	—	7.3
Fiscal 2022 restructuring	3.7	3.1	0.6	0.7	8.1
Global ERP transformation	—	—	—	9.4	9.4
GPC distribution center transition	—	28.3	—	—	28.3
Global productivity improvement program	2.5	0.9	—	1.8	5.2
HPC brand portfolio transitions	0.3	—	—	—	0.3
Russia dissolution	3.4	0.2	—	—	3.6
Other project costs	0.6	0.2	—	9.9	10.7
Unallocated shared costs	—	—	—	20.7	20.7
Non-cash purchase accounting adjustments	7.8	—	—	—	7.8
Gain from contingent consideration liability	(25.0)	—	—	—	(25.0)
Legal and environmental	—	—	(0.5)	—	(0.5)
Proforma in-country Russia operations	0.4	—	—	—	0.4
Gain on early settlement of cash flow hedges	(8.2)	—	—	—	(8.2)
Other	—	—	1.3	0.1	1.4
Adjusted EBITDA	$41.6	$120.2	$73.1	$(25.5)	$209.4
Net sales	$1,025.2	$887.5	$470.3	$—	$2,383.0
Adjusted EBITDA margin	4.1%	13.5%	15.5%	—	8.8%
Nine Month Period Ended July 4, 2021
Net income (loss) from continuing operations	$46.4	$99.9	$71.1	$(206.4)	$11.0
Income tax expense	—	—	—	6.1	6.1
Interest expense	—	—	—	96.6	96.6
Depreciation	10.5	11.6	6.2	10.9	39.2
Amortization	21.8	18.2	8.2	—	48.2
EBITDA	78.7	129.7	85.5	(92.8)	201.1
Share and incentive based compensation	—	—	—	20.7	20.7
Rejuvenate acquisition and integration	—	—	5.8	—	5.8
Armitage acquisition and integration	—	7.7	—	—	7.7
HPC separation initiatives	—	—	—	14.2	14.2
Coevorden operations separation	—	7.7	—	—	7.7
Global ERP transformation	—	—	—	1.6	1.6
GPC distribution center transition	—	7.7	—	—	7.7
Global productivity improvement program	5.2	1.8	—	8.7	15.7
Other project costs	4.2	0.5	—	3.4	8.1
Unallocated shared costs	—	—	—	20.2	20.2
Non-cash purchase accounting adjustments	—	3.4	1.3	—	4.7
Gain on Energizer investment	—	—	—	(6.9)	(6.9)
Legal and environmental	—	—	6.0	—	6.0
Other	—	—	—	0.1	0.1
Adjusted EBITDA	$88.1	$158.5	$98.6	$(30.8)	$314.4
Net sales	$950.8	$826.3	$463.2	$—	$2,240.3
Adjusted EBITDA margin	9.3%	19.2%	21.3%	—%	14.0%

Consolidated Results of Operations
The following is summarized consolidated results of operations for SBH for the three and nine month periods ended July 3, 2022 and July 4, 2021.

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	July 3, 2022	July 4, 2021				July 3, 2022	July 4, 2021
Net sales	$818.0	$743.8	$74.2		10.0%	$2,383.0	$2,240.3	$142.7		6.4%
Gross profit	276.0	262.6	13.4		5.1%	750.9	776.4	(25.5)		(3.3)%
Gross profit margin	33.7%	35.3%	(160)	bps		31.5%	34.7%	(320)	bps
Operating expenses	237.3	232.7	4.6		2.0%	744.2	675.3	68.9		10.2%
Interest expense	26.0	20.4	5.6		27.5%	72.4	96.4	(24.0)		(24.9)%
Other non-operating expense (income), net	7.7	1.4	6.3		450.0%	7.4	(9.8)	17.2		n/m
Income tax expense (benefit)	2.0	10.0	(8.0)		(80.0)%	(20.8)	5.3	(26.1)		n/m
Net income (loss) from continuing operations	3.0	(1.9)	4.9		n/m	(52.3)	9.2	(61.5)		n/m
Income from discontinued operations, net of tax	29.9	32.6	(2.7)		(8.3)%	109.8	130.1	(20.3)		(15.6)%
Net income	32.9	30.7	2.2		7.2%	57.5	139.3	(81.8)		(58.7)%
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the three and nine month periods ended July 3, 2022 and July 4, 2021 and the principal components of changes in net sales for the respective periods.

(in millions, except %)	Three Month Periods Ended		Variance		Nine Month Periods Ended		Variance
	July 3, 2022	July 4, 2021			July 3, 2022	July 4, 2021
HPC	$329.3	$274.4	$54.9	20.0%	$1,025.2	$950.8	$74.4	7.8%
GPC	290.2	257.3	32.9	12.8%	887.5	826.3	61.2	7.4%
H&G	198.5	212.1	(13.6)	(6.4)%	470.3	463.2	7.1	1.5%
Net Sales	$818.0	$743.8	74.2	10.0%	$2,383.0	$2,240.3	142.7	6.4%

(in millions)	Three Month Periods Ended	Nine Month Periods Ended
Net Sales for the period ended July 4, 2021	$743.8	$2,240.3
Increase in GPC	44.6	71.9
Increase in HPC	6.9	7.0
Decrease in H&G	(19.1)	(19.5)
Acquisition sales	71.3	137.0
Foreign currency impact, net	(29.5)	(53.7)
Net Sales for the period ended July 3, 2022	$818.0	$2,383.0
Gross Profit. Gross profit for the three month period increased primarily from acquisitions and positive pricing adjustments with a decrease in gross profit margin due to reduced volumes and absorption losses with increased supply chain costs from higher inventory and continued supply chain challenges. Gross profit and gross profit margin for the nine month period decreased primarily due to accelerated freight and input cost inflation pacing ahead of pricing actions earlier in the period, lower volumes compared to prior year reopening trends and stimulus spending, as well as increased supply chain costs from higher inventory and constrained supply chain reducing product availability to meet customer demands.
Operating Expenses. Operating expenses for the three month period increased due to an increase in selling expenses of $25.9 million from higher distribution and transportation costs, higher warehousing and inventory management costs, operating inefficiencies from labor inflation and turnover; increase in general and administrative expenses of $5.4 million with increased investment in strategic transactions and restructuring related project costs offset by reduced incentive compensation; offset by realized gain of $25.0 million from the contingent consideration liability associated with the Tristar Business acquisition. See Note 3 - Acquisitions in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail. Operating expenses for the nine month period increased due to an increase in selling expenses of $85.3 million from higher distribution and transportation costs, increase in warehousing and inventory management costs, operating inefficiencies from labor inflation and turnover, and increased investment in marketing and new product development earlier in the period; increase in general and administrative expenses of $8.8 million with increased investment in strategic transactions and restructuring related project costs, partially offset by lower incentive compensation costs; offset by realized gain of $25.0 million from the contingent consideration liability associated with the Tristar Business acquisition. See Note 3 - Acquisitions in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.
Interest Expense. Interest expense for the three month period increased due to a higher level of outstanding borrowings on the Revolver Facility used to fund the Tristar Business acquisition and working capital requirements with increased borrowing rates on variable rate debt. Interest expense for the nine month period decreased due to the refinancing activity in the prior year resulting in a make whole premium of $23.4 million and write-off of unamortized debt issuance costs of $7.9 million recognized in the prior year, partially offset by the higher level of outstanding borrowings on the Revolver Facility and increased borrowing rates on variable rate debt. See Note 10 – Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.
Other Non-Operating Expense, Net. Other non-operating expense for the three month period increased due to unfavorable foreign currency exchange predominantly with the decrease in Euro and Pound Sterling, Other non-operating expense for the nine month period increased due to unfavorable foreign currency exchange and realized gains on our investment in Energizer common stock in the prior year, which was sold in January 2021.

Income Taxes. Our estimated annual effective tax rate was impacted for the three and nine month periods by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income, certain nondeductible expenses, foreign rates that differ from the U.S. federal statutory rate, and state income taxes. During the nine month period ended July 3, 2022, the Company recorded a $3.2 million benefit due to the impact of an amended return filed during the year and the Company also recognized an additional $2.5 million benefit due to windfalls associated with the vesting of share compensation during the year. The Company also recognized $2.2 million of tax expense during the three and nine month periods ended July 3, 2022 for taxes associated with preparing the Company for a strategic separation of the HPC segment.
Income From Discontinued Operations. Income or loss attributable to discontinued operations primarily reflect the income from the discontinued operations of the HHI segment and the incremental changes to tax and legal indemnifications associated with the Company's previous divestitures of its GBL and GAC divisions. Income from discontinued operations attributable to the HHI segment decreased during the three month period ended July 3, 2022 due to lower volumes offset by pricing increases to address inflationary costs and freight spend and lower depreciation and amortization while held for sale. Income from discontinued operations attributable to the HHI segment decreased during the nine month period ended July 3, 2022 due to lower sales volume following post-pandemic volumes in the prior year, increasing inflationary costs and higher freight spend outpacing pricing actions earlier in the period, partially offset by lower depreciation and amortization while held for sale.
Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest. Such amount varies in relation to such subsidiary’s net income or loss for the period and the percentage interest not owned by SBH.
SB/RH
The following is summarized consolidated results of operations for SB/RH for the three and nine month periods ended July 3, 2022 and July 4, 2021:

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	July 3, 2022	July 4, 2021				July 3, 2022	July 4, 2021
Net sales	$818.0	$743.8	$74.2		10.0%	$2,383.0	$2,240.3	$142.7		6.4%
Gross profit	276.0	262.6	13.4		5.1%	750.9	776.4	(25.5)		(3.3)%
Gross profit margin	33.7%	35.3%	(160)	bps		31.5%	34.7%	(320)	bps
Operating expenses	236.5	231.1	5.4		2.3%	742.3	672.5	69.8		10.4%
Interest expense	26.1	20.5	5.6		27.3%	72.7	96.6	(23.9)		(24.7)%
Other non-operating expense (income), net	7.7	1.4	6.3		450.0%	7.3	(9.8)	17.1		n/m
Income tax expense (benefit)	2.0	10.6	(8.6)		(81.1)%	(20.4)	6.1	(26.5)		n/m
Net income (loss) from continuing operations	3.7	(1.0)	4.7		n/m	(51.0)	11.0	(62.0)		n/m
Income from discontinued operations, net of tax	29.8	32.7	(2.9)		(8.9)%	109.7	130.3	(20.6)		(15.8)%
Net income	33.5	31.7	1.8		5.7%	58.7	141.3	(82.6)		(58.5)%
n/m = not meaningful
The changes in SB/RH for the three and nine month periods are primarily attributable to the changes in SBH previously discussed.

Segment Financial Data
Home and Personal Care

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	July 3, 2022	July 4, 2021				July 3, 2022	July 4, 2021
Net sales	$329.3	$274.4	$54.9		20.0%	$1,025.2	$950.8	$74.4		7.8%
Operating income (loss)	14.4	(2.4)	16.8		n/m	14.9	45.8	(30.9)		(67.5)%
Operating income (loss) margin	4.4%	(0.9%)	530	bps		1.5%	4.8%	(330)	bps
Adjusted EBITDA	$3.6	$11.8	$(8.2)		(69.5)%	$41.6	$88.1	$(46.5)		(52.8)%
Adjusted EBITDA margin	1.1%	4.3%	(320)	bps		4.1%	9.3%	(520)	bps
n/m = not meaningful
Net sales for the three month period increased primarily driven by Tristar Business acquisition sales of $65.8 million with significant unfavorable foreign currency impact of $17.8 million during the period with an increase in organic net sales of $6.9 million, or 2.5% attributable to positive pricing adjustments on inflationary costs, growth and expansion in LATAM markets, and growth in garment care and personal care product categories, offset by declines from high retail inventory levels and reduced replenishment orders from significant retailers, predominantly in the U.S. Net sales for the nine month period increased from Tristar Business acquisition sales of $101.6 million, with significant unfavorable foreign currency impact of $34.2 million resulting in an increase in organic net sales of $7.0 million, or 0.7% due to positive pricing adjustments on inflationary costs, growth and expansion in LATAM and garment care product sales, offset by product availability issues from supply chain constraints, lower product category demands compared to prior year reopening trends, and high retail inventory levels and reduced replenishment orders from significant retailers, predominantly in the U.S.
Operating income and margin increased due to the recognition of a $25.0 million gain from the contingent consideration liability associated with the Tristar Business acquisition despite increase in related restructuring and integration costs, lower volume, unfavorable foreign currency and incremental distribution and inventory management costs due to supply chain challenges also contributing to the decrease in adjusted EBITDA and margins for the three month period. Operating income, adjusted EBITDA and margins for the nine month period decreased driven by accelerated freight and input cost inflation ahead of incremental pricing actions, incremental distribution and inventory management costs due to supply chain challenges, investments in marketing and new product development initiatives earlier in the period, with incremental transaction, restructuring, and integration related costs attributable to the Tristar Business acquisition and related non-cash purchase accounting adjustments further impacting operating income and margin, partially offset by the recognition of a $25.0 million gain from the contingent consideration liability associated with the Tristar Business acquisition.
Global Pet Care

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	July 3, 2022	July 4, 2021				July 3, 2022	July 4, 2021
Net sales	$290.2	$257.3	$32.9		12.8%	$887.5	$826.3	$61.2		7.4%
Operating income	19.9	27.8	(7.9)		(28.4)%	52.1	101.8	(49.7)		(48.8)%
Operating income margin	6.9%	10.8%	(390)	bps		5.9%	12.3%	(640)	bps
Adjusted EBITDA	$40.9	$49.2	$(8.3)		(16.9)%	$120.2	$158.5	$(38.3)		(24.2)%
Adjusted EBITDA margin	14.1%	19.1%	(500)	bps		13.5%	19.2%	(570)	bps
Net sales for the three month period increased due to positive pricing adjustments on inflationary costs, improving product availability and fulfillment compared to prior year supply chain challenges, with continued demand in companion animals and aquatics consumables offset by softness in aquatics systems and equipment. EMEA sales were negatively impacted by unfavorable foreign exchange rates, with sales remaining consistent, excluding unfavorable foreign exchange rates, despite pressure on consumers from high inflation and impact of the Russia-Ukraine conflict. Organic net sales increased $44.6 million, or 17.3%, excluding unfavorable foreign currency exchange. Net sales for the nine month period increased due to positive pricing adjustments on inflationary costs, improvement in product availability and fulfillment in the U.S. distribution center with increased demand in dog chews and treats, mitigated by temporary shut-down of key supplier manufacturing facilities and supply chain capacity constraints impacting fulfillment earlier in the period. Organic net sales increased $71.9 million, or 8.7% excluding unfavorable foreign exchange impact and Armitage acquisition sales of $8.8 million.
Operating income, adjusted EBITDA, and margins for the three month period decreased due to additional distribution and inventory management costs as the distribution footprint was expanded to support higher inventory to continue to drive customer fill rates, unfavorable foreign currency exchange, unfavorable product mix, with incremental costs incurred to facilitate the transition of its U.S. distribution operations further impacting operating income and margin. Operating income, adjusted EBITDA, and margins for the nine month period decreased due to higher freight and input cost inflation ahead of pricing actions, additional distribution and inventory management costs, operating cost inefficiencies from distribution transitions and labor turnover, unfavorable product mix, and investment in marketing and new product initiatives earlier in the period with incremental costs to facilitate the transition of its U.S. distribution operations further impacting operating income and margin.

Home and Garden

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	July 3, 2022	July 4, 2021				July 3, 2022	July 4, 2021
Net sales	$198.5	$212.1	$(13.6)		(6.4)%	$470.3	$463.2	$7.1		1.5%
Operating income	36.2	41.7	(5.5)		(13.2)%	50.8	71.1	(20.3)		(28.6)%
Operating income margin	18.2%	19.7%	(150)	bps		10.8%	15.3%	(450)	bps
Adjusted EBITDA	$42.8	$53.4	$(10.6)		(19.9)%	$73.1	$98.6	$(25.5)		(25.9)%
Adjusted EBITDA margin	21.6%	25.2%	(360)	bps		15.5%	21.3%	(580)	bps
Net sales for the three month period decreased primarily from unfavorable weather conditions across the U.S. with a cold, wet start to the period and drought conditions during the period driving reduction in category POS, high retail inventory levels and reduced retailer replenishment, most significantly with our repellent product category, partially offset by positive price adjustments and Rejuvenate acquisition sales of $5.5 million. Organic net sales decreased $19.1 million, or 9.0%, excluding acquisition sales. Net sales for the nine month period increased primarily from acquisition sales of $26.6 million with a decrease in organic net sales of $19.5 million, or 4.2% excluding acquisition sales, attributable to unfavorable weather conditions, reduced category POS, and high retail inventory levels reducing retailer replenishment; partially offset by positive pricing adjustments on inflationary costs.
Operating income and adjusted EBITDA and margins for the three month period decreased due to the reduced volumes, related absorption losses and unfavorable product mix. Operating income and adjusted EBITDA and margins decreased for the nine month period ended due to freight and input cost inflation outpacing pricing actions during the period, higher marketing and product development investment earlier in the period and unfavorable product mix.

Liquidity and Capital Resources
The following is a summary of the SBH and SB/RH cash flows from continuing operations for the nine month periods ended July 3, 2022 and July 4, 2021, respectively.

	SBH		SB/RH
Nine Month Periods Ended (in millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Operating activities	$(180.8)	$(72.6)	$(213.1)	$(79.2)
Investing activities	$(317.4)	$(383.0)	$(317.4)	$(383.0)
Financing activities	$545.7	$(12.8)	$578.2	$(4.1)
Cash Flows from Operating Activities
Cash flows used in SBH's continuing operations increased $108.2 million primarily due to a decrease in operating results with an increase in cash paid towards inflationary costs on raw materials and products, labor and freight, increased supply chain costs from higher inventory, plus higher retail inventory driving down replenishment orders, coupled with an increase in cash paid towards strategic transactions and restructuring initiatives. Cash flows used in SB/RH continuing operations increased $133.9 million primarily due to the items previously discussed above.
Cash Flows from Investing Activities
Cash flows used in investing activities for SBH continuing operations decreased $65.6 million primarily due to the decreased use of cash paid for the acquisitions, net of cash acquired, for the purchase of the Tristar Business of $272.1 million compared to the purchases of Armitage and Rejuvenate for $429.5 million in the prior year, offset by the net proceeds from the sale of Energizer common stock of $73.1 million in the prior year, with an increase in capital expenditures of $19.1 million predominantly due to incremental investments in updating the Company's enterprise-wide operating systems. Cash flows used in investing activities of SB/RH decreased due to the items previously discussed.
Cash Flows from Financing Activities
Cash flows provided by financing activities for continuing operations increased $558.5 million primarily due to increased borrowings on the Revolver Facility to support the Tristar Business acquisition and working capital requirements, partially offset by an increase in stock repurchase activity earlier in the period and higher share based stock award withholding payments from the vesting of LTIP grants. During the nine month period ended July 3, 2022, the Company realized $775.0 million of proceeds from the Revolver Facility with amortizing payments on other outstanding debt of $9.8 million. Refer to Note 10 – Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information on debt borrowings. During the nine month period ended July 3, 2022, the Company repurchased $134.0 million of treasury stock at an average cost of $97.34, primarily through the Company's 10b5-1 repurchase plan which the Company completed earlier in the period. There was no issuance of common stock, other than through the Company’s share-based compensation plans and which is recognized as a non-cash financing activity. See Note 13 – Shareholders’ Equity and Note 14 - Share Based Compensation in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. During the nine month periods ended July 3, 2022 and July 4, 2021, SBH made cash dividend payments of $51.5 million and $53.6 million, respectively, or $0.42 per share. Cash flows from financing activity of SB/RH increased $582.3 million and is highly dependent upon the financing cash flow activities of SBH.

Liquidity Outlook
Our ability to generate cash flow from operating activities coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payments on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Despite the recent reduction in operating cash flow, we believe the negative operating cash flow recognized for the nine month period ended July 3, 2022 is not indicative of the ongoing near-term operations of the Company and based upon our current and anticipated level of operations, existing cash balances and availability under our credit facility, we expect cash flows from operations to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of July 3, 2022, the Company had borrowing availability of $307.3 million, net of outstanding letters of credit, under our credit facility. Liquidity and capital resources of SB/RH are highly dependent upon the cash flow activities of SBH.
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
We may, from time-to-time, seek to repurchase shares of our common stock. During the fourth quarter ended September 30, 2021, SBH entered into a $150.0 million rule 10b5-1 repurchase plan to facilitate daily market share repurchases through September 16, 2022, until the cap set forth in the plan was reached or until the plan was terminated. The Company completed share repurchases of $150.0 million under the rule 10b5-1 repurchase plan earlier in the fiscal year. See Note 13 – Shareholders’ Equity in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. Any further repurchase activity, if any, will dependent on prevailing market conditions, our liquidity requirements and other factors.
We maintain a capital structure that we believe provides us with sufficient access to credit markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. At July 3, 2022, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 5.75% Notes, due July 15, 2025, the 4.00% Notes, due October 1, 2026, the 5.00% Notes, due October 1, 2029, the 5.50% Notes due July 15, 2030, and the 3.875% Notes, due March 15, 2031.
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
From time to time the Company enters into factoring agreements and customers' supply chain financing arrangements to provide for the sale of certain trade receivables to unrelated third-party financial institutions. The factored receivables are accounted for as a sale without recourse, and the balance of the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction, with the proceeds received recognized as an operating cash flow. Amounts received from customers for factored receivables are recognized as a payable and remitted to the factor based upon terms of the factoring agreements. The Company factored certain of its trade receivables during the three and nine month periods ending July 3, 2022. Additionally, the Company facilitates a voluntary supply chain financing program to provide certain of its suppliers with the opportunity to sell receivables due from the Company (the Company's trade payables) to an unrelated third-party financial institution under the sole discretion of the supplier and the participating financial institution. There are no guarantees provided by the Company or its subsidiaries and we do not enter into any agreements with the suppliers regarding their participation. The Company's responsibility is limited to payments on the original terms negotiated with its suppliers, regardless of whether the suppliers sell their receivables to the financial institution, and continue to be recognized as accounts payable on the Company's Condensed Consolidated Balance Sheet with cash flow activity recognized as an operating cash flow.
The COVID-19 pandemic has not, as of the date of this report, materially impacted our operations and cash flows and has not had a materially negative impact on the Company’s liquidity position, although there can be no assurance that it won't have a material negative impact on us in the future. Nonetheless, we continue to actively monitor our global cash balances and liquidity, and if necessary, could reinitiate mitigating efforts to manage non-critical spending and assess operating spend to preserve cash and liquidity. Despite recent inflationary costs and rising freight costs, we continue to generate operating cash flows to meet our short-term liquidity needs, although inflationary pressures have cause pressure on cash flow generation in the three and nine month periods ending July 3, 2022. We expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, the economic and social disruption attributable to the COVID-19 pandemic could lead to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
During the three month period ended July 3, 2022, there has been no material changes to our debt obligations, lease obligations, employee benefit obligations or other contractual obligations or commercial commitments previously discussed in our Annual Report on Form 10-K for the year ended September 30, 2021 other than the increased revolver capacity and borrowings under the Company's Credit Agreement, which have a maturity date of June 30, 2025 and are subject to repayment or re-borrowing by the Company without penalty. See Note 10 – Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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

	Nine Month Period Ended	Year Ended
(in millions)	July 3, 2022	September 30, 2021
Statements of Operations Data
Third party net sales	$1,449.5	$1,774.2
Intercompany net sales to non-guarantor subsidiaries	12.0	18.8
Net sales	1,461.5	1,793.0
Gross profit	401.3	555.5
Operating loss	(147.1)	(79.5)
Net loss from continuing operations	(190.3)	(116.2)
Net (loss) income	(126.1)	28.6
Net (loss) income attributable to controlling interest	(126.1)	28.6
Statements of Financial Position Data
Current Assets	$2,598.4	$1,999.1
Noncurrent Assets	2,445.9	2,090.2
Current Liabilities	1,175.2	936.1
Noncurrent Liabilities	3,817.1	2,881.7
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of July 3, 2022 and September 30, 2021 are as follows:

(in millions)	July 3, 2022	September 30, 2021
Statements of Financial Position Data
Current receivables from non-guarantor subsidiaries	$82.2	$9.5
Long-term receivable from non-guarantor subsidiaries	345.1	202.8
Current payable to non-guarantor subsidiaries	312.3	266.2
Long-term debt with non-guarantor subsidiaries	331.7	123.3
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
No material change in the Company’s market risk has occurred during the nine month period ended July 3, 2022 with the exception of the increase in capacity and borrowings under our Revolver Facility that are subject to variable interest rates. If market interest rates continue to increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. The general levels of SOFR and LIBOR affect our interest expense. As of July 3, 2022, we had $1,170.0 million subject to variable interest rates, or 35.9% of total debt, which increased from $398.0 million and 15.7% of total debt as of September 30, 2021. Assuming an increase to market rates of 1.0% as of July 3, 2022, we would incur an increase to annual interest expense of $5.7 million.
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
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the three and nine month periods ended July 3, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the three and nine month periods ended July 3, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed with the SEC on November 23, 2021 and in Item 1A of our Quarterly Reports on Form 10-Q for quarterly periods subsequently filed. We believe that as of July 3, 2022, with the exception of changes in the risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2021 and in Item 1A of our Quarterly Reports on Form 10-Q for quarterly periods subsequently filed.
Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our business, financial condition and results of operations.
As a result of consolidation of retailers that has occurred during the past several years, particularly in the United States and the EU, and consumer trends toward national mass merchandisers, a significant percentage of our sales are attributable to a limited group of customers. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, retail inventory levels and requirements influencing their purchasing, consumer shopping behavior and patterns, and changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. Our success is dependent on our ability to manage our retailer relationships, including offering mutually acceptable trade terms.
Although we have long-established relationships with many of our retail customers, we generally do not have long-term agreements with them and purchases are normally made through the use of individual purchase orders. Any significant reduction in purchases, failure to obtain anticipated orders or delays or cancellations of orders by any of these major retail customers, changes to retail inventory management strategies and initiatives, or significant pressure to reduce prices and support promotions and discounts from any of these major retail customers, could have a material adverse effect on our business, financial condition and results of operations. Additionally, any decline in retail consumer spending, a significant deterioration in the financial condition of the retail industry in general, the bankruptcy of any of our customers or any of our customers ceasing operations could have a material adverse effect on our sales and profitability.
As a result of retailers maintaining tighter inventory control, we face risks related to meeting demand and storing inventory.
As a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase products on a “just-in-time” basis. Due to a number of factors, including (i) manufacturing lead-times, (ii) seasonal purchasing patterns, and (iii) the potential for material price increases, we may be required to shorten our lead-time for production and more closely anticipate shifts in our retailers’ demands and consumer spending habits, which could in the future require us to carry additional inventories and increase our working capital and related financing requirements. This may increase the cost of warehousing inventory or result in excess inventory becoming difficult to manage, unusable or obsolete and impact our ability to realize the anticipated returns for product sales. In addition, if our retailers significantly change their inventory management strategies, we may encounter difficulties in filling customer orders or in liquidating excess inventories or may find that customers are cancelling orders or returning products, which may have a material adverse effect on our business.
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
The following table summarizes the common stock repurchases under the previous program for the three month period ended July 3, 2022:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Approximate Dollar Value of Shares that may Yet Be Purchased
As of April 3, 2022	2,239,367	$95.72	2,239,367	$785,647,294
April 4, 2022 to May 1, 2022	—	—	—	785,647,294
May 2, 2022 to May 29, 2022	—	—	—	785,647,294
May 30, 2022 to July 3, 2022	—	—	—	785,647,294
As of July 3, 2022	2,239,367	$95.72	2,239,367	$785,647,294
During the fourth quarter ended September 30, 2021, SBH entered into a $150.0 million rule 10b5-1 repurchase to facilitate daily market share repurchases through September 16, 2022, until the cap was reached or until the plan was terminated. The Company completed share repurchases of $150.0 million under the rule 10b5-1 repurchase plan during the nine month period ended July 3, 2022.
Item 5.    Other Information
None
Item 6.    Exhibits
Please refer to the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2022
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2022
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