Form 10-K
period 2022-09-30
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2022-11-22
CIK 109177, 1592706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2022
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
The aggregate market value of the voting stock held by non-affiliates of Spectrum Brands Holdings, Inc. was approximately $3,528 million based upon the closing price on the last business day of the registrant's most recently completed second fiscal quarter (April 3, 2022). For the sole purposes of making this calculation, term “non-affiliate” has been interpreted to exclude directors and executive officers and other affiliates of the registrant. Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, or that such person is an “affiliate” of the Company, as defined by applicable securities law.
As of November 18, 2022, there were outstanding 40,787,456 shares of Spectrum Brands Holdings, Inc.’s Common Stock, par value $0.01 per share.
SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted the information otherwise called for by Items 10 to 13 of Form 10-K as allowed under General Instruction I(2)(c).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Spectrum Brands Holdings, Inc.’s subsequent amendment to the Form 10-K to be filed within 120 days of September 30, 2022 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12 and 13.

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
•the impact of a number of local, regional and global uncertainties could negatively impact our business;
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
•interest rate fluctuations;
•changes in foreign currency exchange rates that may impact our purchasing power, pricing, and margin realization within international jurisdictions;
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
•our discretion to adopt, conduct, suspend or discontinue any share repurchase program (including our discretion to conduct purchases, if any, in a variety of manners including open-market purchases or privately negotiated transactions);
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

•our ability to overcome, or timely overcome, the U.S. Department of Justice ("DOJ") complaint to enjoin the proposed acquisition of the Company's HHI business by ASSA ABLOY ("ASSA"), including ASSA's ability to complete the dispositions that it has proposed to resolve all the alleged competitive concerns (i.e., the disposition of its Emtek business and its smart residential business in the U.S. and Canada);
•the risk that regulatory approvals that are required to complete the proposed HHI divestiture may not be realized, may take longer than expected or may impose adverse conditions;
•our ability to successfully integrate the February 18, 2022, acquisition of the home appliances and cookware products business from Tristar Products, Inc. (the "Tristar Business") into the Company's Home and Personal Care ("HPC") business and realize the benefits of this acquisition;
•our ability to separate the Company's HPC business and create an independent Global Appliances business on expected terms, and within the anticipated time period, or at all, and to realize the potential benefits of such business;
•our ability to create a pure play consumer products company composed of our Global Pet Care ("GPC") and Home & Garden ("H&G") business and to realize the expected benefits of such creation, and within the anticipated time period, or at all;
•our ability to successfully implement further acquisitions or dispositions and the impact of any such transactions on our financial performance;
•the impact of actions taken by significant stockholders;
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
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to the SEC. The SEC also maintains a website that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available on our website at www.spectrumbrands.com under “Investor Relations.” Copies will also be provided to any stockholder upon written request to Spectrum Brands, Inc. at 3001 Deming Way, Middleton, Wisconsin 53562 or via electronic mail at investorrelations@spectrumbrands.com, or by telephone at (608) 278-6207.
General Overview
We are a diversified global branded consumer products and home essentials company.  We manage the business in three vertically integrated, product focused segments: (i) Home and Personal Care (“HPC”), (ii) Global Pet Care (“GPC”), and (iii) Home and Garden (“H&G”).  The Company manufactures, markets and distributes its products globally in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors. We enjoy strong name recognition under our various brands and patented technologies across multiple product categories. Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and the financial results for all product lines within that segment. The segments are supported through center-led shared service enabling functions consisting of finance and accounting, information technology, legal and human resources, supply chain and commercial operations. The following is an overview of the consolidated business showing net sales by segment and geographic region sold (based upon destination) as a percentage of consolidated net sales for the year ended September 30, 2022.
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

Home and Personal Care (HPC)
The following is an overview of net sales by product category and geographic region sold by destination for the year ended September 30, 2022.

Product Category	Products	Brands
Home Appliances
Small kitchen appliances including toaster ovens, coffeemakers, slow cookers, air fryers, blenders, hand mixers, grills, food processors, juicers, toasters, irons, kettles, and bread makers, cookware, and cookbooks.
Black & Decker®, Russell Hobbs®, George Foreman®, PowerXL®, Emeril Legasse®, Copper Chef ®, Toastmaster®, Juiceman®, Farberware®, and Breadman®
Personal Care	Hair dryers, flat irons and straighteners, rotary and foil electric shavers, personal groomers, mustache and beard trimmers, body groomers, nose and ear trimmers, women's shavers, and haircut kits.	Remington®
We have a trademark license agreement (the "License Agreement") with Stanley Black & Decker ("SBD") pursuant to which we license the Black & Decker® brand ("B&D") in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products. The License Agreement has a term ending June 30, 2025, including a sell-off period from April 1, 2025 to June 30, 2025 whereby the Company can continue to sell and distribute but no longer produce products subject to the License Agreement. Under the terms of the License Agreement, we agree to pay SBD royalties based on a percentage of sales, with minimum annual royalty payments of $15.0 million, with the exception that the minimum annual royalty will no longer be applied effective January 1, 2024 through the expiration of the License Agreement. The License Agreement also requires us to comply with maximum annual return rates for products. Subsequent to the completion of the License Agreement, there are no continuing obligations or restrictions on the business activities of either party. See Note 6 – Revenue Recognition included in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further detail on revenue concentration from B&D products.
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
On February 18, 2022, the Company acquired the home appliances and cookware products sold under the PowerXL®, Emeril Legasse®, and Copper Chef® brands from Tristar Products, Inc. (the "Tristar Business"). The net assets and operations of the Tristar Business are integrated within the HPC segment. As part of the acquisition, the PowerXL® and Copper Chef® brands were acquired outright by the Company while the Emeril Legasse® brand remains subject to a trademark license agreement with the license holder (the "Emeril License"). Pursuant to the Emeril License, the HPC segment will continue to license the Emeril brands within the US, Canada, Mexico, and the United Kingdom for certain designated product categories of household appliances, including small kitchen food preparation products, indoor and outdoor grills and grill accessories, and cookbooks. The Emeril License is set to expire effective December 31, 2022 with options of up to three one-year renewal periods following the initial expiration. Under the terms of the agreement, we are obligated to pay the license holder a percentage of sales, with minimum annual royalty payments of $1.5 million, increasing to $1.8 million in subsequent renewal periods. See Note 4 – Acquisitions included in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for further detail.
HPC products are sold primarily to large retailers, online retailers, wholesalers, distributors, warehouse clubs, food and drug chains and specialty trade or retail outlets such as consumer electronics stores, department stores, discounters and other specialty stores. International distribution varies by region and is often executed on a country-by-country basis.  Our sales generally are made through the use of individual purchase orders. A significant percentage of our sales are attributable to a limited group of retailer customers, including Walmart and Amazon, which represent approximately 35% of segment sales for the year ended September 30, 2022. With the acquisition of the Tristar Business, we have expanded our distribution channels with more direct-to-consumer capabilities which we anticipate will be utilized more frequently with our legacy HPC business and products.
Primary competitors for home appliances include Newell Brands (Sunbeam, Mr. Coffee, Crockpot, Oster), De’Longhi America (DeLonghi, Kenwood, Braun), SharkNinja (Shark, Ninja), Hamilton Beach Holding Co. (Hamilton Beach, Proctor Silex), Sensio, Inc. (Bella); SEB S.A.(T-fal, Krups, Rowenta), Whirlpool Corporation (Kitchen Aid), Conair Corporation (Cuisinart, Waring), Koninklijke Philips N.V. (Philips), Glen Dimplex (Morphy Richards), Gourmia, and private label brands for major retailers. Primary competitors in personal care include Koninklijke Philips Electronics N.V. (Norelco), The Procter & Gamble Company (Braun), Conair Corporation, Wahl Clipper Corporation, and Helen of Troy Limited.
Sales from electric personal care product categories tend to increase during the December holiday season (the Company's fiscal first quarter), while small appliances sales typically increase from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales (the Company's fiscal fourth quarter) and in December for the holiday season.

Our sales by quarter as a percentage of annual net sales during the years ended September 30, 2022 and 2021 are as follows (excluding acquisition sales attributable to the Tristar Business):

	2022	2021
First Quarter	32%	30%
Second Quarter	24%	24%
Third Quarter	22%	22%
Fourth Quarter	22%	24%
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
Global Pet Care (GPC)
The following is an overview of GPC net sales by product category and geographic region sold by destination for the year ended September 30, 2022.

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
We sell primarily to large retailers, pet superstores, online retailers, food and drug chains, warehouse clubs and other specialty retail outlets. International distribution varies by region and is often executed on a country-by-country basis.  Our sales generally are made through the use of individual purchase orders.  In addition to product sales, we also perform installation and maintenance services on commercial aquariums.  Live fish under our GloFish® brand are produced, marketed, and sold by independent third-party breeders through a supply and licensing agreement with the Company. A significant percentage of our sales are attributable to a limited group of retailer customers, including Walmart and Amazon, which represent approximately 34% of segment sales for the fiscal year ended September 30, 2022.
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
Sales remain fairly consistent throughout the year with little variation. Our sales by quarter as a percentage of annual net sales during the years ended September 30, 2022, and 2021 are as follows:

	2022	2021
First Quarter	26%	24%
Second Quarter	25%	26%
Third Quarter	25%	23%
Fourth Quarter	24%	27%

Rawhide products are produced at third-party suppliers in the APAC region and Mexico. Certain other aquatics equipment and companion animal hard goods are also produced at third-party suppliers in the APAC region. We maintain ownership of most of the tooling and molds used by third-party suppliers. Product purchased from third-party suppliers, especially those from the APAC regions, are susceptible to fluctuations in transportation costs, government regulations and tariffs, and changes in currency exchange rates. We continuously monitor and evaluate our supplier network for quality, cost, and manufacturing capacity.
Aquatics and certain other companion animal products are produced in various manufacturing plants located in the U.S. and Germany, including the production of glass aquariums in in our Noblesville, Indiana facility, shampoos and aquarium salt in our Blacksburg, Virginia facility, OmegaSea® salt with bird and other small animal products manufactured in our Bridgeton, Missouri facility, and aquatics nutrition and care products manufactured in Melle, Germany. We continually evaluate capacity at our manufacturing facilities and related utilization. In general, we believe our existing facilities are adequate for our present and foreseeable operating needs.
Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our brand names, customer relationships and research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.
Home and Garden (H&G)
The following is an overview of H&G net sales by product category and geographic region sold by destination for the year ended September 30, 2022.

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
We sell primarily to large retailers, home improvement centers, mass merchants, dollar stores, hardware stores, lawn and garden distributors, food and drug retailers, and e-commerce. We sell primarily in the U.S. with some distribution in LATAM and the Caribbean.  On May 28, 2021, the Company acquired 100% of the membership interest in For Life Products, LLC ("FLP"); a leading manufacturer of household cleaning, maintenance, and restoration sold under the Rejuvenate® brand, expanding the product categories provided by the H&G segment. Our sales generally are made through the use of individual purchase orders.  A significant percentage of our sales are attributable to a limited group of retailer customers, including Lowe’s, Home Depot, and Walmart, which represent approximately 66% segment sales for the year ended September 30, 2022.
Primary competitors include The Scotts Miracle-Gro Company (Ortho, Roundup, Tomcat), S.C. Johnson & Son, Inc. (Raid, OFF!), Central Garden & Pet (AMDRO, Sevin), SBM Company (BioAdvanced), Henkel AG & Co. KGaA (Combat), Bona AB (Bona), and Procter & Gamble (Swiffer).
Sales typically peak during the first six months of the calendar year (the Company’s second and third fiscal quarters) and are lowest in the last three months of the calendar year (the Company's first quarter) due to customer purchasing patterns, and timing of promotional activities. Seasonal sales may also be impacted by changes in weather conditions during the peak season. Our sales by quarter as a percentage of annual net sales during the years ended September 30, 2022, and 2021 are as follows:

	2022	2021
First Quarter	12%	14%
Second Quarter	33%	29%
Third Quarter	35%	35%
Fourth Quarter	20%	22%

H&G currently produces the majority of its products in one facility in St. Louis, Missouri, with production primarily consisting of liquids and aerosols, and the remaining portion of products being produced by various third-party manufacturers, consisting of granulates, candles, baits & traps, and wipes. Products produced for the Rejuvenate® business are primarily provided by third-party manufacturers. The main raw materials purchased are plastic bottles, steel aerosol cans, corrugate, active ingredients, and bulk chemicals. The prices of these raw materials are susceptible to fluctuations due to supply and demand trends, energy costs, transportation costs, inflation, government regulations, and tariffs. We continuously monitor and evaluate our supplier network for quality, cost, and manufacturing capacity.
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
As of September 30, 2022, we have approximately 11,000 full-time employees worldwide with approximately 3,300 employees associated with our continuing operations. Approximately 17% of our total labor force is covered by collective bargaining agreements, of which 67% is subject to arrangements under negotiations or expiring within 12 months. Approximately 21% of our labor force associated with our continued operations is subject to collective bargaining agreements, none of which expire within 12 months. We believe that our overall relationship with our employees is good.
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

Diversity, Equity and Inclusion
Spectrum Brands is committed to fostering a diverse, equitable, and inclusive workplace for employees of every race, color, gender identity, sexual orientation, age, physical or mental ability and background. At Spectrum Brands, we strive to make our employees feel valued and respected and given the opportunity to thrive as their authentic selves. To further that objective we have:
•Engaged the services of a third-party consultant with expertise in diversity, equity and inclusion ("DEI") to help us create long-lasting change;
•Implemented a DEI program;
•Created a U.S. DEI Advisory Counsel made up of our employees of diverse backgrounds to help design and develop DEI-related priorities and goals; and
•Developed educational content and trainings to help leaders foster a more inclusive environment.
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
In March 2020, the World Health Organization announced that COVID-19 had become a pandemic and a National Emergency relating to COVID-19 was announced in the U.S. With the possibility of continued widespread infection in the U.S. and abroad, there exists the potential for substantial commercial impact. National, state, and local authorities recommended social distancing and imposed, or considered imposing quarantine and isolation measures, on large portions of the population, including mandatory business closures. These measures had serious adverse impacts on domestic and foreign economies of uncertain severity and duration, and the uncertainty remains due to the potential for these measures to be re-implemented in the event of increased COVID-19 cases. The effectiveness of economic stabilization efforts, including potential government payments to affected citizens and industries, remains uncertain.
The sweeping nature of COVID-19 has made it extremely difficult to predict the long-term ramifications on our financial condition and results of operations and as conditions evolve, we cannot predict how quickly the marketplaces in which we operate will react and return to normal. These impacts may include, but are not limited to:
•significant reductions in, or volatility of, demand for our products, which may be caused by changes in consumer spending and shopping habits from (i) the inability or unwillingness of consumers to purchase our products due to illness, quarantine, travel restrictions, store closures, general financial hardship, decreased consumer confidence or changes (ii) the reduction in the number of COVID-19 cases or the lifting or easing of health and safety restrictions such as travel, social gatherings or any other activities by consumers that divert and reduce their demand for, or time spend on, our products;
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
Despite our efforts to manage and remedy the impact of COVID-19 on our financial condition and results of operations, the ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic, potential future waves of COVID-19 cases in the locations where we operate, and actions taken by governmental authorities to contain its spread and mitigate its public health effects. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity position. The duration of any such impacts cannot be predicted. See further discussion in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
Our business could be negatively impacted by reduced demand for our products related to one or more significant local, regional or global economic disruptions, the risk of which are aggravated by the COVID-19 pandemic, such as: a slow-down in the general economy; reduced market growth rates; increased inflation rates; tighter credit markets for our suppliers, vendors or customers; a significant shift in government policies; the deterioration of economic relations between countries or regions, including potential negative consumer sentiment toward non-local products or sources; or the inability to conduct day-to-day transactions through our financial intermediaries to pay funds to, or collect funds from, our customers, vendors and suppliers. Additionally, economic conditions may cause our suppliers, distributors, contractors or other third-party partners to suffer financial difficulties that they cannot overcome, resulting in their inability to provide us with the materials and services we need, in which case our business and results of operations could be adversely affected. Customers may also suffer financial hardships due to economic conditions such that their accounts become uncollectible or are subject to longer collection cycles. In addition, if we are unable to generate sufficient income and cash flow, it could affect the Company’s ability to achieve expected share repurchase and dividend payments.
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
As a result of consolidation of retailers that has occurred during the past several years, particularly in the United States and the European Union ("EU"), and consumer trends toward national mass merchandisers, a significant percentage of our sales are attributable to a limited group of customers. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, retail inventory levels and requirements influencing their purchasing, consumer shopping behavior and patterns, and changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. Our success is dependent on our ability to manage our retailer relationships, including offering mutually acceptable trade terms. Concentration of sales are further discussed in Item 1 - Business and Note 6 - Revenue Recognition to the Consolidated Financial Statements included elsewhere in this Annual Report.
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
As a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase products on a “just-in-time” basis. Due to a number of factors, including (i) manufacturing lead-times, (ii) seasonal purchasing patterns, and (iii) the potential for material price increases, we may be required to shorten our lead-time for production and more closely anticipate shifts in our retailers’ demands and consumer spending habits, which could in the future, require us to carry additional inventories and increase our working capital and related financing requirements. This may increase the cost of warehousing inventory or result in excess inventory becoming difficult to manage, unusable or obsolete and impact our ability to realize the anticipated returns from product sales. In addition, if our retailers significantly change their inventory management strategies, we may encounter difficulties in filling customer orders or in liquidating excess inventories or may find that customers are cancelling orders or returning products, which may have a material adverse effect on our business.
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
On a consolidated basis, our financial results are approximately equally weighted across our quarters, however, sales of certain product categories tend to be seasonal. Further discussion over the seasonality of our sales is included under Item 1 - Business above. As a result of this seasonality, our inventory and working capital needs fluctuate significantly throughout the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods, our business, financial condition and results of operations could be materially and adversely affected.
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
We face a number of local, regional, and global uncertainties and potential disruptions which could adversely impact our businesses, our financial performance or liquidity, and our ability to carry out our go-forward plans and strategies. These economic uncertainties and potential disruptions include a slow-down in the general economy; reduced market growth rates; increased inflation rates and cost of goods; increased fuel and employee costs; higher interest rates; tighter credit markets; changes in government policies, including the imposition of tariffs or import costs; the deterioration of economic relations between countries or regions; actions taken by governmental authorities to contain the spread of COVID-19 and mitigate its public health effects;and the escalation or continuation of armed conflict, hostilities or economic sanctions between countries or regions, all of which can negatively impact our ability to manufacture, supply or sell our products and otherwise conduct our day-to-day operations. For instance, the conflict between Russia and Ukraine has led us to terminate, reduce or significantly change our business activities in these regions and certain surrounding regions. We have initiated the closure of our HPC operations within Russia and in the future, we may have to further reduce or cease doing business within the certain surrounding regions, which could have a negative impact on our ability to collect outstanding accounts receivables, or impose additional costs, further negatively impacting our business performance. In addition, the economic sanctions and hostilities in Russia and Ukraine may negatively impact our and our customers’ financial viability, which may negatively impact us or the demands or economic viability of our customers in Russia and in other parts of the world.

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
Moreover, we have transitioned our third-party logistics service provider at our existing Edwardsville, IL distribution center and increased our warehouse capacity nearby. These efforts require incorporating a new service provider into our distribution capabilities and adding another distribution center into our operations. These efforts are complicated and require coordination among a number of our stakeholder, including our suppliers and transportation and logistics handlers. These changes and updates are inherently difficult and may be exacerbated by the other uncertainties and potential disruptions our business faces. We do not control the operations of these third parties and are dependent on them to execute our orders and deliver our products in a timely and efficient way. The failure of these third parties to fulfill all of their obligations to us could result in lost sales, penalties and other adverse effects on our business. While we believe that optimizing our distribution centers and other aspects of our supply chain and customer delivery network will allow us to manage our inventory more efficiently and more effectively respond to customer demands, there can be no assurance that we will realize such benefits. We have experienced, and may continue to experience, delays in executing these efforts. Our inability to execute, or timely execute these efforts, has resulted in us being unable to supply, or timely supply, our products to our customers or incurring higher costs and reductions in revenues, incurring penalties imposed by our customers, or may disrupt our business operations.
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
While we currently expect to negotiate continuations to the terms of these agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than our existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which we are subject, there can be no assurances that we will be able to do so and any noncompliance could subject us to disruptions in our operations and materially and adversely affect our results of operations and financial condition. For additional information see the discussion over the Company’s labor force subject to collective bargaining agreements under the caption Employees in Item 1 - Business above.
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
We operate globally and changes in tax laws could adversely affect our results. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The legislation, which became effective on January 1, 2018, significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries, imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries, a minimum tax on foreign earnings, limitations on deduction of business interest expense and limits on deducting compensation to certain executive officers. Additional tax regulations and interpretations of the Tax Reform Act have been, and continue to be, issued, some with retroactive application dates and some which materially impacted the Company. The Company understands that other U.S. taxpayers have or plan to challenge the constitutionality of a set of regulations that had a material impact on the Company. If the regulations were ruled unconstitutional, the Company could be favorably impacted. New or revised interpretations of the Tax Reform Act and state conformity with its provisions could have a material impact on the valuation allowance recorded on U.S. state net operating losses. Certain of these changes could have a negative or adverse impact on the operating results and cash flows of the Company. See Note 16 – Income Taxes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion on the impact from the Tax Reform Act.
We may not be able to fully utilize our U.S. tax attributes.
The Company has accumulated a substantial amount of U.S. federal and state net operating loss (“NOLs”) carryforwards, and federal and state tax credits that will expire if unused. We have concluded that it is more likely than not that the majority of the federal and state deferred tax assets will create tax benefits in the future. As a consequence of earlier business combinations and issuances of common stock, the Company and its subsidiaries have had various changes of ownership that continue to subject a significant amount of the Company’s U.S. NOLs and other tax attributes to certain limitations; and therefore a valuation allowance is still recognized on certain federal and state tax asset carryforwards that are expected to expire due to the ownership change limitations or because we do not believe we will earn enough taxable income to utilize. Changes to state conformity to the provisions of the Tax Reform Act could have a material impact on the valuation allowance recorded on U.S. state net operating losses. If we are unable to fully utilize our NOLs to offset taxable income generated in the future, our future cash taxes could be materially and negatively impacted. For further discussion on the Company’s federal and state NOLs, credits, and applicable valuation allowance as of September 30, 2022, see Note 16 – Income Taxes to the Consolidated Financial Statements included elsewhere in this Annual Report.

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
We expect to incur one-time costs in connection with integrating our operations, products and personnel and those of the businesses we acquire or divest, in addition to costs related directly to completing such transactions. We would expect similar costs to be incurred with any future acquisition or divestiture. These costs may include expenditures for:
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
The proposed sale of our HHI division to ASSA ABLOY AB ("ASSA") is subject to regulatory approval and is subject to a complaint filed by the U.S. Department of Justice ("DOJ") to enjoin the transaction.
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
On June 14, 2022, the Company and ASSA agreed to extend the outside date of the consummation of the acquisition to June 30, 2023 to provide additional time to secure necessary governmental approval. On September 15, 2022, the DOJ filed a complaint seeking to enjoin the transaction and block the acquisition of the HHI division by ASSA. The Company expects that the trial will occur in April 2023. Both the Company and ASSA have stated their disagreement with the DOJ'a concerns and are committed to completing the transaction and are confident that they will prevail in litigation. ASSA has also announced that, to resolve all the alleged competitive concerns surrounding the acquisition of HHI, it has initiated a process to sell its Emtek and its smart residential business in the U.S. and Canada. Despite our intentions and confidence that the court will agree with us and permit the consummation of the transaction, we cannot provide any assurance or guarantee that the resolution will be in our favor to. The Company continues to recognize the HHI division as held for sale and as a component of our discontinued operations. See Note 3 - Divestitures to the Consolidated Financial Statements included elsewhere in our Annual Report.
Increased focus by governmental and non-governmental organizations, customers, consumers and investors on sustainability issues, including those related to climate change, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.
As climate change, land use, water use, deforestation, plastic waste, recyclability or recoverability of packaging, including single-use and other plastic packaging, and other sustainability concerns become more prevalent, governmental and non-governmental organizations, customers, consumers and investors are increasingly focusing on these issues. In particular, changing consumer preferences may result in increased customer and consumer concerns and demands regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging, and their environmental impact on sustainability, a growing demand for natural or organic products and ingredients, or increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. This increased focus on environmental issues and sustainability may result in new or increased regulations and customer, consumer and investor demands that could cause us to incur additional costs or to make changes to our operations to comply with any such regulations and address demands. If we are unable to respond, or are perceived to be inadequately responding to sustainability concerns, customers and consumers may choose to purchase products from a competitor. Concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Increased costs of energy or compliance with emissions standards due to increased legal or regulatory requirements may cause disruptions in or increased costs associated with manufacturing our products. Any failure to achieve our goals with respect to reducing our impact on the environment or a perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning climate change or other sustainability concerns could adversely affect our business and reputation.
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
We have, and we expect to continue to have, a significant amount of indebtedness. See Note 12 - Debt to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail. Our substantial indebtedness has had, and could continue to have, material adverse consequences for our business, and may:
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
A significant portion of our net sales are to customers outside of the U.S. See Note 6 - Revenue Recognition and Note 21 – Segment Information to the Consolidated Financial Statements included elsewhere in the Annual Report, for sales by geographic region. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:
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
•actions taken by governmental authorities to contain the spread of COVID-19 and mitigate its public health effects;
•difficulty in complying with foreign law; and
•adverse tax consequences.
The foregoing factors may have a material adverse effect on our ability to increase or maintain our supply of products, financial condition or results of operations.
As a result of our international operations, we face a number of risks related to exchange rates and foreign currencies.
Our international sales and certain of our expenses are transacted in foreign currencies. During the fiscal year ended September 30, 2022, approximately 39% of our net sales were denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and as a result of acquisitions in these markets and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our sales through our pricing for certain segments or products sold in international jurisdictions, our purchasing activity and cost of goods sold, and our overall operating margins, which could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from, and loans to, our subsidiaries, as well as sales to, purchases from, and bank lines of credit with, our customers, suppliers and creditors that are denominated in foreign currencies.
We source many products from China and other Asian countries. To the extent the Chinese Renminbi (“RMB”) or other currencies depreciate or appreciate with respect to the U.S. dollar ("USD"), we may experience fluctuations in our results of operations. The RMB is not pegged to the USD at a constant exchange rate and instead fluctuates versus a basket of currencies. Although the People’s Bank of China has historically intervened in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the USD in the medium to long term. Moreover, it is possible that in the future Chinese authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Additionally, many products in our international operations are sourced through USD denominated transactions and sold within their respective markets using local currencies. We may experience fluctuations in our results of operations for changes in the local currency rates reflective of the USD. The deterioration of any local currency against the USD may impact our ability to appropriately price and realize operating margins for such products consistent to historical operations within those international markets. We may not be successful in implementing customer pricing or other actions in an effort to mitigate the impact of currency fluctuations and, consequently, our results of operations may be adversely impacted.
While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure to currency fluctuations. See Note 14 - Derivatives to the Consolidated Financial Statements included elsewhere in this Annual Report for further detail on related hedging activity.
Our international operations expose us to risks related to compliance with the laws and regulations of foreign countries.
Electronic and electrical products that depend on electric current to operate (“EEE”) that we sell in Europe are subject to regulation in EU markets under two key EU directives. Among our brands, this includes a limited range of products, such as aquarium pumps, heaters, and lighting. We are subject to two EU Directives that may have a material impact on our business: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RUHSEEE”) and Waste of Electrical and Electronic Equipment (“WEEE”). RUHSEEE requires us to eliminate specified hazardous materials from products we sell in EU member states. WEEE requires us to collect and treat, dispose of or recycle certain products we manufacture or import into the EU at our own expense. The costs associated with maintaining compliance or failing to comply with the EU Directives may harm our business. For example:
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
Following the 2016 referendum in the United Kingdom (“UK”), the UK left the EU on January 1, 2020, but remained in the EU single market and customers union during a transition period that ended on December 31, 2020. As a result, there is significant uncertainty on a range of issues from the value of the pound, the impact on financial markets, to the impact on trade in goods and services between the UK and the EU. There is also significant uncertainty as to whether, and to what extent, laws, regulations, data privacy rules, and product and other standards in the UK will remain aligned with the EU or will diverge. There could be increased costs from re-imposition of tariffs on trade between the UK and EU, shipping delays due to the need for customs inspections and procedures, temporary shortages of certain goods or materials and other adverse impacts on supply chains. There could also be changes in tax rules that could affect us. Macro-economic trends could also be adversely affected. Increased costs for goods and services, as well as other effects of dislocations caused by the UK withdrawal, could adversely affect consumer confidence and business sentiment. Any of the foregoing could affect us, but due to the level of uncertainty, we are unable to predict the potential impact on our business, results of operations, financial condition, liquidity or cash flows, which could be material.

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
We license various trademarks, tradenames and patents from third parties for certain of our products. These licenses generally place marketing obligations on us and require us to pay fees and royalties based on net sales or profits. Typically, these licenses may be terminated if we fail to satisfy certain minimum sales obligations or if we breach the terms of the license. The termination of these licensing arrangements, failure to renew or enter into a new agreement on acceptable terms could adversely affect our business, financial condition and results of operations. When our right to use these trademarks, brand names and logos expires, we may not be able to maintain or enjoy comparable name recognition or status under our new brand. If we are unable to successfully manage the transition of our business to new brands, our reputation among our customers could be adversely affected, and our revenue and profitability could decline. Refer to Item 1 - Business included elsewhere in this Annual Report for further discussions on licensed tradenames and related contractual terms. There can be no assurance that we will be able to renew our existing licensing agreements for associated tradenames outside of their existing terms and options, or that we will be able to retain tradenames indefinitely that are not directly owned by the Company.
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
A continually evolving variety of state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. Compliance with these laws and regulations can be costly and can delay or impede the development of new products.
Our actual or alleged failure to comply with applicable laws and regulations, or a government's interpretation of its laws and regulations, or an actual or alleged failure to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity, increase our operating costs, subject us to claims or other remedies and have a material adverse effect on our business, financial condition, and results of operations.
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
In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S., Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018, and California passed the California Consumer Privacy Act (the "CCPA"), which became effective on January 1, 2020, and is being amended by the California Privacy Rights Act ("CPRA"), which will become effective on January 1, 2023. These laws impose additional obligations on companies such as ours regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR, CCPA, CPRA and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits.
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
From time to time in the past we have been subject to a variety of claims and litigation and we may in the future be subject to additional claims and litigation (including class action lawsuits). For instance, following periods of volatility in the market price of our stock, we have become subject to the class action shareholder litigation. We are also subject to various other litigation and claims on a variety of matters. Based on the information currently available, we believe that our ultimate liability for the matters or proceedings presently pending against the Company will not have a material adverse effect on the Company’s business or financial condition. But, regardless of their merits, lawsuits (including class action lawsuits) may result in significant cost to the Company that may not be covered by insurance and may divert attention of management or may otherwise have an adverse effect on our business, financial condition, and results of operation. See Note 20 - Commitments and Contingencies to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion over material claims and litigation.
The Company may be subject to product liability claims and product recalls, which could negatively impact its profitability.
In the ordinary course of our business, the Company may be named as a defendant in lawsuits involving product liability claims. In any such proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts of damages, and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on our business, results of operations and cash flows if we are unable to successfully defend against or settle these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlement related to these matters. The Company sells perishable treats for animal consumption, which involves risks such as product contamination or spoilage, product tampering, and other adulteration of food products. The Company may be subject to liability if the consumption of any of its products causes injury, illness, or death. In addition, the Company will voluntarily recall products in the event of contamination or damage. A significant product liability judgment or a widespread product recall may negatively impact the Company’s sales and profitability for a period of time depending on product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that Company products caused illness or injury could adversely affect the Company’s reputation with existing and potential customers and its corporate and brand image. Although we have product liability insurance coverage and an excess umbrella policy, our insurance policies may not provide coverage for certain, or any, claims against us or may not be sufficient to cover all possible liabilities. We may not be able to maintain such insurance on acceptable terms, if at all, in the future. See Note 20 - Commitments and Contingencies to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion on product liability.
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
It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. See Note 20 - Commitments and Contingencies to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion on estimated liabilities arising from such environmental matters. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters should not be material to our business or financial condition.
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
The analysis required by GAAP entail significant amounts of judgment and subjectivity. Events and changes in circumstances that may indicate that there may be an impairment and which may indicate that interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions; the impact of the economic environment on the customer base and on broad market conditions that drive valuation considerations by market participants; our internal expectations with regard to future revenue growth and the assumptions we make when performing impairment reviews; a significant decrease in the market price of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in legal factors or the business climate that could affect our assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. As a result of such circumstances, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on our business, financial condition and operating results. See Note 11 – Goodwill and Intangible Assets to the Consolidated Financial Statements, included elsewhere in this Annual Report for further detail.
The successful execution of our operational efficiency and multi-year restructuring initiatives are important to the long-term growth of our business.
We continue to engage in targeted restructuring initiatives to align our business operations in response to current and anticipated future market conditions and investment strategy. We will evaluate opportunities for additional initiatives to restructure or reorganize the business across our operating segments and functions with a focus on areas of strategic growth and optimizing operational efficiency. Significant risks associated with these actions may impair our ability to achieve the anticipated cost reduction or may disrupt our business including delays in shipping, implementation of workforce, redundant costs, and failure to meet operational targets. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, experience delays, or if other unforeseen events occur, our business and results of operation could be adversely affected. Refer to Note 5 - Restructuring Charges to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail over restructuring related activity.
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
•loss of any of our key customers or suppliers, including our B&D licensing agreement with SBD;
•additions or departures of key personnel;
•sales of common stock;
•our ability to execute our business plan;
•announcements and consummations of business acquisitions;
•operating results that fall below expectations;
•amount and terms of borrowings with debtors and net leverage provisions;
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
Under our 2011 equity incentive plan adopted by the shareholders in 2011, called the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Equity Plan”), a total of 7.1 million shares of common stock of the Company, net of cancellations, have been authorized to be issued through the original authorization of 4.6 million shares during the 2011 shareholders meeting, an additional authorization of 1.0 million during the 2014 shareholders meeting, and a subsequent authorization of 1.5 million during the 2016 shareholders meeting. As of September 30, 2022, we have issued 6.9 million restricted stock units (or the equivalent number of shares of common stock upon the lapsing of the applicable restrictions) under the 2011 Equity Plan and have a remaining authorization to issue up to a total of 0.2 million shares of our common stock, or options or restricted stock units exercisable for shares of common stock. On July 28, 2020, the Company's shareholders approved the Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan (the "2020 Equity Plan") pursuant to which 1.2 million shares of common stock were authorized to be issued. As of September 30, 2022, we have not issued restricted stock units (or the equivalent number of shares of common stock upon the lapsing of the applicable restrictions) under the 2020 Equity Plan and have a remaining authorization to issue up to a total of 1.2 million shares of our common stock or options or restricted stock units exercisable for shares of common stock.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
The following lists our principal owned or leased administrative, manufacturing, packaging, and distribution facilities at September 30, 2022

Location	Function / Use	Owned / Leased
U.S. Locations
Alpharetta, Georgia	Commercial Operations	Leased
Bentonville, Arkansas	Commercial Operations	Leased
Blacksburg, Virginia	GPC - Research & Development	Leased
Blacksburg, Virginia	GPC - Manufacturing	Owned
Bridgeton, Missouri	GPC - Manufacturing	Leased
DeForest, Wisconsin	HPC - Commercial Operations	Leased
Earth City, Missouri	GPC Headquarters, H&G Headquarters and NA Shared Operations	Leased
Edwardsville, Illinois	GPC - Distribution	Leased
Edwardsville, Illinois	H&G - Distribution	Leased
Meriden, Connecticut	HPC - Distribution	Leased
Middleton, Wisconsin	Corporate Headquarters, HPC Headquarters and NA Shared Operations	Leased
Minneapolis, Minnesota	Commercial Operations	Leased
Miramar, Florida	LATAM Shared Operations	Leased
Mooresville, North Carolina	Commercial Operations	Leased
Moorpark, California	Commercial Operations	Leased
New Britain, Connecticut	HPC - Distribution	Leased
Noblesville, Indiana	GPC - Manufacturing	Owned
Pontoon Beach, Illinois	GPC - Distribution	Leased
Palmas Catano, Puerto Rico	Commercial Operations & Distribution	Leased
Redlands, California	HPC - Distribution	Leased
Reno, Nevada	HPC - Distribution	Leased
Riverview, Florida	GPC - Research & Development	Owned
Sparks, Nevada	HPC - Distribution	Leased
St. Louis, Missouri	H&G - Manufacturing	Leased
Wyomissing, Pennsylvania	HPC - Commercial Operations	Leased
Non-U.S. Locations
Ballymount, Ireland	Commercial Operations	Leased
Barcelona, Spain	Commercial Operations	Leased
Bogota, Colombia	Commercial Operations	Leased
Borgholzhausen, Germany	GPC - Distribution	Leased
Bucharest, Romania	Commercial Operations	Leased
Buenos Aires, Argentina	Commercial Operations	Leased
Coevorden, Netherlands	GPC - Distribution	Leased
El Dorado, Panama	Commercial Operations	Leased
Guatemala, Guatemala	Commercial Operations	Leased
Istanbul, Turkey	Commercial Operations	Leased
Lisbon, Portugal	Commercial Operations	Leased
Manchester, UK	HPC - UK Operations	Owned
Mechelen, Belgium	Commercial Operations	Leased
Melle, Germany	GPC - Manufacturing	Owned
Mentone, Australia	APAC Shared Operations & Distribution	Leased
Mexico City, Mexico	Commercial Operations	Leased
Milan, Italy	Commercial Operations	Leased
Moscow, Russia	Commercial Operations	Leased
Nottingham, UK	GPC - UK Operations	Owned
Nuremberg, Germany	HPC - Distribution	Leased
Paris, France	Commercial Operations	Leased
Penrose, New Zealand	Commercial Operations	Leased
San Jose, Costa Rica	Commercial Operations	Leased
San Salvador, El Salvador	Commercial Operations	Leased

Location	Function / Use	Owned / Leased
Santa Domingo, Dominican Republic	Commercial Operations	Leased
Shenzhen, China	APAC Shared Operations & Distribution	Leased
Singapore, Singapore	Commercial Operations	Leased
Stockholm, Sweden	Commercial Operations	Leased
Sulzbach, Germany	EMEA Shared Operations	Leased
Tegucigalpa, Honduras	Commercial Operations	Leased
Utrecht, Netherlands	Commercial Operations	Leased
Vantaa, Finland	Commercial Operations	Leased
Warsaw, Poland	Commercial Operations	Leased
West Byfleet, UK	Commercial Operations	Leased
Wombourne, UK	Distribution	Leased
Xiamen, China	Commercial Operations	Leased
Yokohama, Japan	Commercial Operations	Leased
We also contract with third parties to operate distribution centers, sales and other administrative offices throughout the world in support of our business. We believe that our existing facilities are suitable and adequate for our present purposes and that the productive capacity in such facilities is substantially being utilized or we have plans to utilize it.
ITEM 3.    LEGAL PROCEEDINGS
We have disclosed all matters of legal proceedings believed to have an adverse effect on our results of operations, financial condition, liquidity or cash flows in the notes to our consolidated financial statements. See Note 20 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for additional detail.
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
As of November 18, 2022, there were approximately 1,193 holders of record based upon data provided by the transfer agent for the SBH’s common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
SB/RH is a wholly-owned subsidiary of SBH and accordingly, there is no established public trading market for its equity securities. As of November 18, 2022, there is only one record holder of its equity securities. During the years ended September 30, 2022 and 2021, SB/RH paid dividends of $194.7 million and $192.3 million, respectively, to its parent company, SBH. Certain restrictive covenants within the Company’s debt facilities impose limitations on payment of dividends by SB/RH’s subsidiaries to SB/RH and to SBH.
Equity Plans
Equity based incentive and performance compensation awards provided to employees, directors, officers and consultants were issued pursuant to the following awards plans:
•Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan as approved and amended by the Spectrum Legacy stockholders.
•Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan, as approved by the Spectrum stockholders.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On May 4, 2021, the Board of Directors approved a new share repurchase program authorizing the purchase of up to $1 billion of our common stock. The new share repurchase program commenced immediately and replaced the previous share repurchase program. The authorization is effective for 36 months. The share repurchase program permits shares to be repurchased in the open market or through privately negotiated transactions, including by direct purchases or purchases pursuant to derivative instruments or other transactions (including pursuant to accelerated share repurchase agreements, the writing and settlement of put options and the purchase and exercise of call options). The number of shares to be repurchased and the timing of any repurchases will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements. The share repurchase program may be suspended, amended or discontinued at any time. The following summarizes the activity of common stock repurchases under the program in the fourth quarter of the year ended September 30, 2022:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Approximate Dollar Value of Shares that may Yet Be Purchased
As of July 4, 2022	2,239,367	$95.72	2,239,367	$785,647,294
July 5, 2022 to July 31, 2022	—	—	—	785,647,294
August 1, 2022 to August 28, 2022	—	—	—	785,647,294
August 29, 2022 to September 30, 2022	—	—	—	785,647,294
As of September 30, 2022	2,239,367	$95.72	2,239,367	$785,647,294
The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements, and may use funds received from its divestitures to support the common stock repurchase program.
Recent Sales of Unregistered Securities
None.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Common Stock to the cumulative total return of the Russell 1000 Financial Index and Spectrum Peer Group selected in good faith, which is composed of the following companies (alphabetical order): Allegion PLC, Central Garden and Pet Company, Church & Dwight Co., Inc., Edgewell Personal Care Company, Energizer Holdings, Inc., Fortune Brands Home & Security, Inc., Hamilton Beach Brands Holding Company, Helen of Troy Limited, Newell Brands, Inc., Nu Skin Enterprises, Inc., Stanley Black & Decker, Inc., The Clorox Company, and The Scotts Miracle-Gro Company.
The comparison below assumes that $100 was invested in the common stock of SBH from September 30, 2017 until September 30, 2022. The comparison is based upon the closing price of the common stock, as applicable, and assumes the reinvestment of all dividends, if any. The returns of each of the companies in our peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. The stockholder return shown on the graph below is not necessarily indicative of future performance and will not make or endorse any predictions as to future stockholder returns.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
09/30/17
09/30/18
09/30/19
09/30/20
09/30/21
09/30/22
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
Business Overview
The following section provides a general description of our business as well as recent developments for the years ended September 30, 2022 and 2021, which we believe are important to understanding our results of operations, financial condition, and understanding anticipated future trends. Refer to Item 1 - Business and Note 1 – Description of Business in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for an overview of our business. For a discussion of our fiscal 2020 results, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's Annual Report on Form 10-K for the year ended September 30, 2021 filed with the SEC on November 23, 2021.
Acquisitions, Divestitures and Other Business Development Initiatives
The Company periodically evaluates strategic transactions that may result in the acquisition of a business or assets that qualify as a business combination, or a divestiture of a business or assets that may be recognized as either a component of continuing operations or discontinued operations, depending on the significance to the consolidated group. Acquisitions may impact the comparability of the consolidated or segment financial information, with the inclusion of the operating results for the acquired business in periods subsequent to acquisition date, the inclusion of acquired assets, both tangible and intangible (including goodwill), and the related amortization, depreciation or other non-cash purchase accounting adjustments of acquired assets. Divestitures may impact the comparability of the consolidated or segment financial information with the recognition of an impairment loss when held for sale, gain or loss on disposition, or change in classification to discontinued operations for a qualifying transactions. Moreover, the comparability of consolidated or segment financial information may be impacted by incremental costs to facilitate and effect such transactions and initiatives to integrate acquired business or separate divested operations and assets with the consolidated group. The following strategic transactions have been considered as having a significant impact on the comparability of the financial results on the consolidated financial statements and segment financial information.
•Tristar Business Acquisition - On February 18, 2022, the Company acquired 100% of the Tristar Business that includes a portfolio of home appliances and cookware products sold under the PowerXL®, Emeril, and Copper Chef® brands. The net assets and operating results of the Tristar Business are included in the Consolidated Financial Statements and reported within the HPC reporting segment as of and for the year ended September 30, 2022, effective as of the transaction date. See Note 4 - Acquisitions in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further detail. In addition to the transaction costs of $13.5 million to effect the close of the transaction, recognized during the year ended September 30, 2022, the Company incurred incremental costs to combine and integrate the acquired business with the HPC segment, primarily towards the integration of systems and processes, merger of commercial operations and supply chain, professional fees to facilitate in the consolidation of financial records, plus incremental retention costs for personnel supporting the transition and integration efforts. Costs attributable to the integration of the Tristar Business were initiated with the close of the transaction and are projecting to continue through the year ending September 30, 2023.
•Rejuvenate Acquisition - On May 28, 2021, the Company acquired 100% of the membership interests in For Life Products, LLC ("FLP"), a manufacturer of household cleaning, maintenance, and restoration products sold under the Rejuvenate® brand. The net assets and operating results of FLP are included in the Consolidated Financial Statements and reported within the H&G reporting segment as of and for the years ended September 30, 2022 and 2021, effective as of the transaction date. See Note 4 - Acquisitions in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further detail. In addition to the transaction costs of $5.3 million to effect the close of the transaction, recognized during the year ended September 30, 2021, the Company incurred incremental costs to combine and integrate the acquired business with the H&G segment, primarily towards the integration of systems and processes, transfer of inventory and integration of distribution with an existing H&G distribution center, retention costs for personnel supporting transition and integration efforts, plus incremental trade spend realized from the alignment of commercial operations practices and policies (recognized as a reduction in net sales). Costs attributable to the integration of the Rejuvenate business have been substantially complete.
•Armitage Acquisition - On October 26, 2020, the Company completed the acquisition of Armitage Pet Care Ltd ("Armitage"), a pet treats and toys business in Nottingham, UK including a portfolio of brands that include the dog treats brand, Good Boy®, cat treats brand, Meowee!®, and Wildbird® bird feed products, among others, that are predominantly sold within the UK. The net assets and results of operations of Armitage are included in the Consolidated Financial Statements and reported within the GPC reporting segment as of and for the years ended September 30, 2022 and 2021, effective as of the transaction date. See Note 4 - Acquisitions in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report, for further detail. In addition to the transaction costs of $5.1 million to effect the close of the transaction recognized during the year ended September 30, 2021, the Company incurred incremental costs to combine and integrate the acquired business with the GPC segment, primarily towards the integration of systems and processes, transfer of inventory and integration to existing GPC supply chain and distribution centers within the EMEA region, plus retention costs for personnel supporting the transition and integration efforts. Costs attributable to the integration of the Armitage business have been substantially complete.
•Omega Acquisition - On March 10, 2020, the Company acquired Omega Sea, LLC ("Omega"), a manufacturer and marketer of premium fish foods and consumable goods for the home and commercial aquarium markets, primarily consisting of the Omega brand. The net assets and results of operations of Omega are included in the Consolidated Financial Statements and reported within GPC segment as of and for the years ended September 30, 2022 and 2021. The Company incurred incremental costs to combine and integrate the acquired business within the GPC segment, primarily towards the integration of systems and process, transfer of inventory and production to an existing GPC facility, including related exit and disposal costs of the assumed leased facility, related start-up costs and operational inefficiencies attributable to the transferred production, plus retention costs for personnel supporting the transition and integration after the transaction date. Costs attributable to the integration of the Omega business have been substantially complete.

•HHI Divestiture - On September 8, 2021, the Company entered into an Asset and Stock Purchase Agreement ("ASPA") with ASSA ABLOY AB ("ASSA") to sell its HHI segment. The consummation of the transaction is pending and subject to customary conditions, including the absence of a material adverse effect of HHI and certain antitrust conditions or other governmental restrictions, amongst others. On September 15, 2022, the DOJ filed a complaint seeking to enjoin the transaction and block the acquisition of the HHI division by ASSA. The Company expects that the trial will occur in April 2023. Both the Company and ASSA have stated their disagreement with the DOJ's concerns. The Company and ASSA will jointly defend the transaction in the litigation. ASSA has also announced that, to resolve all the alleged competitive concerns surrounding the acquisition of HHI, it has initiated a process to sell its Emtek and its smart residential business in the U.S. and Canada. The Company continues to recognize the HHI division as held for sale and as a component of our discontinued operations and are reported separately for all periods presented. The parties are committed to closing the HHI transaction and the Company and ASSA both continue to expect that they will obtain all the required governmental clearances and will close the HHI transaction. See Note 3 - Divestitures in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for further detail. The Company has incurred incremental costs attributable to the pending transaction, primarily consisting of legal and professional fees to effect the realization of the ASPA, facilitate antitrust or other governmental restrictions to consummate the transaction, preparation for separation of systems and processes supporting the divested business and enabling functions under a transition services agreement ("TSA"), plus incremental retention costs for personnel supporting the transition efforts. Incremental costs are expected to be incurred through the consummation of the pending transaction to support TSA processes and mitigation following the close of the sale, which are expected to be incurred for a transition period of approximately 12-24 months following the close of the transaction.
•HPC Separation - The Company has entered into various initiatives to facilitate a strategic separation of the Company's ownership in the HPC segment in the most advantageous way to realize value for both the HPC business through a spin, merger or other strategic transaction and the retained GPC and H&G businesses of the Company. Costs are primarily attributable to legal and professional fees incurred to assess strategic opportunities, evaluate transaction considerations for a potential separation, including tax and compliance implications to the consolidated group, costs directly attributable to the legal entity separation and transfer of net assets of the HPC operations from commingled operations of the Company, plus the segregation of systems and processes. The realization of the transaction, if any, is likely not to occur until after completion of the HHI divestiture discussed above. Costs attributable to the initiative are expected to be incurred until a transaction is realized or otherwise cancelled.
•Coevorden Operations - On March 29, 2020, the Company completed the sale of its dog and cat food ("DCF") production facility and distribution center in Coevorden, Netherlands with United Petfood Producers NV ("UPP"). See Note 3 - Divestitures included in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further detail. Following the separation of the Coevorden Operations, the Company has incurred incremental costs attributable to a tolling charge for the continued production of DCF products through a three-year manufacturing agreement with the buyer entered into concurrently with the sale, rent charges associated with the transferred warehouse operated by the Company during an 18-month transition period following the sale, plus costs to facilitate the transfer of the warehouse operations to the buyer and the movement of inventory and distribution center operations from the Coevorden facility to a new distribution center supporting GPC operations in EMEA. Incremental costs attributable to the tolling arrangement are expected to be completed in March 2023.
The following is a summary of costs attributable to strategic transactions and business development costs for the respective projects during the years ended September 30, 2022 and 2021. In addition to the initiatives discussed above, the Company regularly engages in other business development initiatives that may incur incremental costs which may not result in a realized transaction or are less significant, and therefore have been separately disclosed and recognized as other project costs.

(in millions)	2022	2021
Tristar Business acquisition and integration	$24.3	$0.1
Rejuvenate acquisition and integration	6.8	10.8
Armitage acquisition and integration	1.4	10.9
Omega integration	4.6	1.3
HHI divestiture	6.3	9.6
HPC separation initiatives	19.1	14.2
Coevorden operations separation	8.8	11.6
Other project costs	1.0	5.4
Total	$72.3	$63.9
Reported as:
Net sales	$0.7	$—
Cost of goods sold	9.4	6.9
General & administrative expense	57.9	57.0
Other non-operating expense, net	4.3	—
Restructuring and Optimization Initiatives
We continually seek and develop operating strategies to improve our operational efficiency, match our capacity and product costs to market demand and better utilize our manufacturing and distribution resources in order to reduce costs, increase revenues, and maintain or increase our current profit margins. We have undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results on the consolidated financial statements. These changes and updates are inherently difficult and are made even more difficult by current global economic conditions. Our ability to achieve the anticipated cost savings and other benefits from such operating strategies may be affected by a number of other macro-economic factors such as COVID-19, or inflation and increased interest rates, many of which are beyond our control. The following initiatives have been considered as having a significant impact on the comparability of the financial results on the consolidated financial statements and segment financial information.
•Fiscal 2022 Restructuring - During the year ended September 30, 2022, the Company entered into a new initiative in response to changes observed within consumer products and retail markets, continued inflationary cost pressures and headwinds, resulting in the realization of a headcount reduction. See Note 5 - Restructuring Charges in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further detail on related exit or disposal costs attributable to this initiative. Costs attributable to the initiative are substantially complete as of September 30, 2022.

•Global ERP Transformation - During the year ended September 30, 2021, the Company entered into a SAP S/4 HANA ERP transformation project to upgrade and implement our enterprise-wide operating systems to SAP S/4 HANA on a global basis. This is a multi-year project that includes various costs, including software configuration and implementation costs that would be recognized as either capital expenditures or deferred costs in accordance with applicable accounting policies, with certain costs recognized as operating expense associated with project development and project management costs, and professional services with business partners engaged towards planning, design and business process review that would not qualify as software configuration and implementation costs. The Company has substantially completed the design phase of the project and has moved into the build phase. Costs are anticipated to be incurred through various deployments expected through September 30, 2024.
•GPC Distribution Transition - During the year ended September 30, 2021, the GPC segment entered into an initiative to update its supply chain and distribution operations within the U.S. to address capacity needs, optimize and improve fill rates attributable to recent growth in the business and consumer demand, and improve overall operational effectiveness and throughput. The initiative includes the transition of its third party logistics (3PL) service provider at its existing distribution center, incorporating new facilities into the distribution footprint by expanding warehouse capacity and securing additional space to support long-term distribution and fulfillment, plus updating engagement and processes with suppliers and its transportation and logistics handlers. Incremental costs include one-time transition, implementation and start-up cost with the new 3PL service provider, including the integration of provider systems and technology, incentive-based compensation to maintain performance during transition, duplicative and redundant costs, and incremental costs for various disruptions in the operations during the transition period including supplemental transportation and storage costs, incremental detention and demurrage costs. See Note 5 - Restructuring Charges in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further detail on costs attributable to the program. Additionally, the Company experienced an increase in customer fines and penalties during the transition period (recognized as a reduction in net sales). Costs attributable to the initiative are substantially complete as of September 30, 2022.
•Global Productivity Improvement Program - During the year ended September 30, 2019, the Company initiated a company-wide, multi-year program, consisting of various restructuring related initiatives to redirect resources and spending to drive growth, identify cost savings and pricing opportunities through standardization and optimization, develop organizational and operating optimization, and reduce overall operational complexity across the Company. With the Company’s divestitures of GBL and GAC during the year ended September 30, 2019, the project focus included the transition of the Company’s continuing operations in a post-divestiture environment and exiting of TSAs, which were fully exited in January 2022. The initiative included review of global processes and organization design and structures, headcount reductions and transfers, and rightsizing the Company’s shared operations and commercial business strategy and exit of certain internal production to third-party suppliers, among others, resulting in the recognition of severance benefits and other exit and disposal costs to facilitate such activity. See Note 5 - Restructuring Charges in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further detail on costs attributable to the program. Costs attributable to the initiative are substantially complete as of September 30, 2022.
•HPC Brand Portfolio Transitions - In light of the acquisition of the Tristar Business and the PowerXL® brand, the Company has initiated a project within its HPC segment to assess and evaluate the current utilization of tradenames and brands across its portfolio of home and kitchen appliance products. The project will require incremental costs to facilitate potential transitions of branded product offerings on global basis, including investment with our supply base and retail partners to manage inventory and transition new branded products to market. Costs are anticipated to be incurred through September 30, 2025.
•Russia Closing Initiative - The Company initiated the closing of its in-country commercial operations in Russia supporting the HPC segment, and is assessing other commercial activity directly impacted by the Russia-Ukraine conflict. The Company has recognized impairment costs of inventory and receivables that are at risk of recoverability as the Company has discontinued importing products directly into Russia, impairment of long-lived assets and expected lease termination costs. The initiative also includes costs for severance and other exit and disposal costs to facilitate such activity. See Note 5 - Restructuring Charges in the Notes to the Consolidated Financial Statements included elsewhere in this Annual report for further detail on exit and disposal costs attributable to the program. Cost attributable to the initiative are expected to be incurred through September 30, 2023.
The following is a summary of impact to operating results attributable to restructuring initiatives and other optimization projects, incurred for the respective projects during the years ended September 30, 2022 and 2021. In addition to the projects and initiatives discussed above, the Company regularly incurs cost and engages in less significant restructuring initiatives and optimization engagements that individually are not substantial and occur over a shorter time period (generally less than 12 months).

(in millions)	2022	2021
Fiscal 2022 restructuring	$9.8	$—
Global ERP transformation	13.1	4.3
GPC distribution center transition	35.8	15.2
Global productivity improvement program	5.1	21.2
HPC brand portfolio transitions	1.3	—
Russia closing initiative	1.9	—
Other project costs	11.1	2.0
Total	$78.1	$42.7
Reported as:
Net sales	$5.0	$3.7
Cost of goods sold	1.0	1.3
Selling expense	31.3	11.5
General & administrative expense	40.8	26.2

Refinancing Activity
The following recent financing activity has a significant impact on the comparability of financial results on the consolidated financial statements.
•During the year ended September 30, 2022, the Company entered into the third amendment to the Amended and Restated Credit Agreement (the "Credit Agreement") that provides for incremental capacity on the Revolver Facility of $500 million that was used to support the acquisition of the Tristar Business and the continuing operations and working capital requirements of the Company. Borrowings under the incremental capacity are subject to a borrowing rate which is subject to SOFR plus margin ranging from 1.75% to 2.75%, per annum or base rate plus margin ranging from 0.75% to 1.75% per annum, with an increase by 25 basis points 270 days after the effective date of the third amendment and an additional 25 basis points on each 90 day anniversary of such date.
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
See Note 12 - Debt in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for additional detail regarding debt and refinancing activity.
Russia-Ukraine Conflict
The impacts of the Russia-Ukraine conflict and the sanctions imposed by other nations in response to the conflict are evolving and may have an impact on the Company's consolidated operations and cash flow attributable to operations and distribution within the region. The Company does not maintain a significant level of operations within Ukraine and has discontinued importing goods and initiated the closing of its HPC operations within Russia. The Company does not maintain material assets within Russia, which mostly consist of working capital associated with the in-country distribution operations. The Company has adjusted our risks associated with the collectability and realizable value for working capital within the region. The Company continues to evaluate its strategy and existing operations within the surrounding territory as matters evolve. Depending on the strategic directions taken within the region and results from closing our HPC operations in Russia, there may be incremental costs or potential impairments to remediate.
COVID-19
The COVID-19 pandemic and the resulting regulations have caused economic and social disruptions that contribute to ongoing uncertainties and may have an impact on the operations, cash flow and net assets of the Company. Such impacts may include, but are not limited to, volatility of demand for our products; disruptions and cost implications in manufacturing and supply arrangements; inability of third parties to meet obligations under existing arrangements; and significant changes to the political and economic environments in which we manufacture, sell, and distribute our products. The Company expects a significant continuing inflationary environment, marked with higher manufacturing, employment, and logistics costs as well as continued constraints with transportation and supply chain disruptions. Additionally, there have also been changes in consumer needs and spending during the COVID-19 pandemic, and while we experienced an increase in demand for our products resulting from changes driven by the pandemic, our teams continue to monitor demand shifts and there can be no assurance as to the level of demand that will continue to prevail in future periods. We believe the severity and duration of the COVID-19 pandemic to be uncertain and may contribute to retail volatility and consumer purchase behavior changes.
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
Inflation and Supply Chain Constraints
Our business continues to experience challenges towards product availability to meet customer demand. We have experienced increased labor shortages in the wake of the COVID-19 pandemic resulting in transportation and supply chain disruptions. Together with labor shortages and higher demand for talent, the current economic environment is driving higher wages. Our ability to meet labor needs, control wage and labor-related costs and minimize labor disruptions will be key to our success of operating our business and executing our business strategies. Furthermore, our business is operating in an inflationary environment, which has negatively impacted our gross margin rates. We are unable to predict how long the current inflationary environment, including increased energy costs, will continue. Additionally, we have experienced further supply chain disruptions from unanticipated shutdowns in our supply base and limitations within transportation and logistics impacting availability and increasing freight costs within the overall global supply chain. We expect the economic environment to remain uncertain as we navigate the current geopolitical environment, the COVID-19 pandemic, labor challenges, supply chain constraints and the current inflationary environment, including increasing energy and commodity prices.

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
Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and/or impact from acquisitions (where applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and segment performance from our activities without the effect of changes in currency exchange rate and/or acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period.
The following is a reconciliation of net sales to organic net sales of SBH and SB/RH for the year ended September 30, 2022 compared to net sales for the year ended September 30, 2021:

	September 30, 2022					Net Sales September 30, 2021	Variance
(in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales
HPC	$1,370.1	$59.0	$1,429.1	$(189.7)	$1,239.4	$1,260.1	$(20.7)	(1.6%)
GPC	1,175.3	35.9	1,211.2	(8.8)	1,202.4	1,129.9	72.5	6.4%
H&G	587.1	—	587.1	(26.6)	560.5	608.1	(47.6)	(7.8%)
Total	$3,132.5	$94.9	$3,227.4	$(225.1)	$3,002.3	$2,998.1	$4.2	0.1%

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
EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based compensation costs consists of costs associated with long-term compensation arrangements that generally consist of non-cash stock based compensation. During the year ended September 30, 2021, compensation costs included incentive bridge awards previously issued due to changes in the Company's Long-Term Incentive Plan ('LTIP") that allowed for cash based payment upon employee election but do not quality for share based compensation, which were fully vested in November 2020. See Note 18 - Share Based Compensation in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further details;
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
•Unallocated shared costs associated with discontinued operations from certain shared and center-led administrative functions supporting the Company's business units excluded from income from discontinued operations as they are not a direct cost of the discontinued business but a result of indirect allocations, including but not limited to, information technology, human resources, finance and accounting, supply chain, and commercial operations. Amounts attributable to unallocated shared costs would be mitigated through subsequent strategic or restructuring initiatives, TSAs, elimination of extraneous costs, or re-allocations or absorption of existing continuing operations following the completed sale of the discontinued operations. See Note 3 - Divestitures in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further details;
•Non-cash purchase accounting adjustments recognized in earnings from continuing operations subsequent to an acquisition, including, but not limited to, the costs attributable to the step-up in inventory value and the incremental value in operating lease assets with below market rent, among others;
•Non-cash gain from the remeasurement of the contingent consideration liability recognized during the year ended September 30, 2022, associated with the Tristar Business acquisition. See Note 4 - Acquisitions in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further details;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations;
•Gains attributable to the Company’s investment in Energizer common stock. During the year ended September 30, 2021, the Company sold its remaining shares in Energizer common stock. See Note 7 – Fair Value of Financial Instruments in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further details;
•Incremental reserves for non-recurring litigation or environmental remediation activity including the proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual nonrecurring claims with no previous history or precedent recognized during the years ended September 30, 2022 and 2021. See Note 20 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further detail;
•Early settlement on certain foreign currency cash flow hedges in our EMEA region prior to their stated maturity due to changes in the Company's legal entity organizational structure and forecasted purchasing strategy of HPC finished goods inventory within the region, resulting in the recognition of realized gains during the third quarter ended July 3, 2022, plus the proforma effect of assumed losses following the early settlement date for the subsequent settlement periods through the original stated maturities. See Note 14- Derivatives in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for further details;
•Incremental costs recognized by the HPC segment attributable to the realization of product recalls initiated by the Company during the year ended September 30, 2022. See Note 20 - Commitments and Contingencies in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for further details; and
•Other adjustments primarily attributable to (1) costs associated with Salus operations as they are not considered a components of the continuing commercial products company and (2) other key executive severance related costs (3) asset write-off for exit of certain GPC brands within China during year ended September 30, 2022, and (4) write-off of cost based investment previously held by the GPC segment during the year ended September 30, 2022.

The following is a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA and Adjusted EBITDA margin for SBH and its segments for the year ended September 30, 2022.

(in millions)	HPC	GPC	H&G	Corporate	Consolidated
Net income (loss) from continuing operations	$25.4	$75.2	$57.2	$(234.8)	$(77.0)
Income tax benefit	—	—	—	(13.3)	(13.3)
Interest expense	—	—	—	99.4	99.4
Depreciation	12.4	14.8	7.2	14.6	49.0
Amortization	16.3	22.6	11.4	—	50.3
EBITDA	54.1	112.6	75.8	(134.1)	108.4
Share and incentive based compensation	—	—	—	10.2	10.2
Tristar Business acquisition and integration	24.3	—	—	—	24.3
Rejuvenate integration	—	—	6.8	—	6.8
Armitage integration	—	1.4	—	—	1.4
Omega production integration	—	4.6	—	—	4.6
HHI divestiture	—	—	—	6.3	6.3
HPC separation initiatives	—	—	—	19.1	19.1
Coevorden operations divestiture	—	8.8	—	—	8.8
Fiscal 2022 restructuring initiatives	4.9	3.6	0.7	0.6	9.8
Global ERP transformation	—	—	—	13.1	13.1
GPC distribution center transition	—	35.8	—	—	35.8
Global productivity improvement program	2.4	0.8	—	1.9	5.1
Russia closing initiatives	1.9	—	—	—	1.9
HPC brand portfolio transitions	1.3	—	—	—	1.3
Other project costs	0.5	0.1	—	11.5	12.1
Unallocated shared costs	—	—	—	27.6	27.6
Non-cash purchase accounting adjustments	8.3	—	—	—	8.3
Gain from remeasurement of contingent consideration liability	(28.5)	—	—	—	(28.5)
Legal and environmental	—	—	1.5	—	1.5
Early settlement of foreign currency cash flow hedges	(5.1)	—	—	—	(5.1)
HPC product recall	5.5	—	—	—	5.5
Salus and other adjustments	—	0.9	1.4	2.5	4.8
Adjusted EBITDA	$69.6	$168.6	$86.2	$(41.3)	$283.1
Net Sales	$1,370.1	$1,175.3	$587.1	$—	$3,132.5
Adjusted EBITDA Margin	5.1%	14.3%	14.7%	—	9.0%

The following is a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA and Adjusted EBITDA margin for SBH and its segments for the year ended September 30, 2021.

(in millions)	HPC	GPC	H&G	Corporate	Consolidated
Net income (loss) from continuing operations	$46.1	$127.7	$83.7	$(242.2)	$15.3
Income tax benefit	—	—	—	(26.4)	(26.4)
Interest expense	—	—	—	116.5	116.5
Depreciation	13.8	15.4	8.1	14.6	51.9
Amortization	30.2	23.8	11.1	—	65.1
EBITDA	90.1	166.9	102.9	(137.5)	222.4
Share and incentive based compensation	—	—	—	29.4	29.4
Tristar Business acquisition	—	—	—	0.1	0.1
Rejuvenate acquisition and integration	—	—	10.8	—	10.8
Armitage acquisition and integration	—	10.9	—	—	10.9
Omega production integration	—	1.3	—	—	1.3
HHI divestiture	—	—	—	9.6	9.6
HPC separation initiatives	—	—	—	14.2	14.2
Coevorden operations divestiture	—	11.6	—	—	11.6
Global ERP transformation	—	—	—	4.3	4.3
GPC distribution center transition	—	15.2	—	—	15.2
Global productivity improvement program	8.0	2.4	0.4	10.4	21.2
Other project costs	4.5	0.4	—	2.5	7.4
Unallocated shared costs	—	—	—	26.9	26.9
Non-cash purchase accounting adjustments	—	3.4	3.9	—	7.3
Gain on Energizer investment	—	—	—	(6.9)	(6.9)
Legal and environmental	—	—	6.0	—	6.0
Salus and other adjustments	—	—	—	0.1	0.1
Adjusted EBITDA	$102.6	$212.1	$124.0	$(46.9)	$391.8
Net Sales	$1,260.1	$1,129.9	$608.1	$—	$2,998.1
Adjusted EBITDA Margin	8.1%	18.8%	20.4%	—	13.1%

The following is a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA and Adjusted EBITDA margin for SB/RH and its segments for the year ended September 30, 2022.

(in millions)	HPC	GPC	H&G	Corporate	Consolidated
Net income (loss) from continuing operations	$25.4	$75.2	$57.2	$(232.8)	$(75.0)
Income tax benefit	—	—	—	(12.9)	(12.9)
Interest expense	—	—	—	99.8	99.8
Depreciation	12.4	14.8	7.2	14.6	49.0
Amortization	16.3	22.6	11.4	—	50.3
EBITDA	54.1	112.6	75.8	(131.3)	111.2
Share and incentive based compensation	—	—	—	9.1	9.1
Tristar Business acquisition and integration	24.3	—	—	—	24.3
Rejuvenate integration	—	—	6.8	—	6.8
Armitage integration	—	1.4	—	—	1.4
Omega production integration	—	4.6	—	—	4.6
HHI divestiture	—	—	—	6.3	6.3
HPC separation initiatives	—	—	—	19.1	19.1
Coevorden operations divestiture	—	8.8	—	—	8.8
Fiscal 2022 restructuring initiatives	4.9	3.6	0.7	0.6	9.8
Global ERP transformation	—	—	—	13.1	13.1
GPC distribution center transition	—	35.8	—	—	35.8
Global productivity improvement program	2.4	0.8	—	1.9	5.1
Russia closing initiatives	1.9	—	—	—	1.9
HPC brand portfolio transitions	1.3	—	—	—	1.3
Other project costs	0.5	0.1	—	11.5	12.1
Unallocated shared costs	—	—	—	27.6	27.6
Non-cash purchase accounting adjustments	8.3	—	—	—	8.3
Gain from remeasurement of contingent consideration liability	(28.5)	—	—	—	(28.5)
Legal and environmental	—	—	1.5	—	1.5
Early settlement of foreign currency cash flow hedges	(5.1)	—	—	—	(5.1)
HPC product recall	5.5	—	—	—	5.5
Other	—	0.9	1.4	2.2	4.5
Adjusted EBITDA	$69.6	$168.6	$86.2	$(39.9)	$284.5
Net Sales	$1,370.1	$1,175.3	$587.1	$—	$3,132.5
Adjusted EBITDA Margin	5.1%	14.3%	14.7%	—	9.1%

The following is a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA and Adjusted EBITDA margin for SB/RH and its segments for the year ended September 30, 2021.

(in millions)	HPC	GPC	H&G	Corporate	Consolidated
Net income (loss) from continuing operations	$46.1	$127.7	$83.7	$(240.2)	$17.3
Income tax benefit	—	—	—	(25.0)	(25.0)
Interest expense	—	—	—	116.8	116.8
Depreciation	13.8	15.4	8.1	14.6	51.9
Amortization	30.2	23.8	11.1	—	65.1
EBITDA	90.1	166.9	102.9	(133.8)	226.1
Share and incentive based compensation	—	—	—	27.7	27.7
Tristar Business acquisition	—	—	—	0.1	0.1
Rejuvenate acquisition and integration	—	—	10.8	—	10.8
Armitage acquisition and integration	—	10.9	—	—	10.9
Omega production integration	—	1.3	—	—	1.3
HHI divestiture	—	—	—	9.6	9.6
HPC separation initiatives	—	—	—	14.2	14.2
Coevorden operations divestiture	—	11.6	—	—	11.6
Global ERP transformation	—	—	—	4.3	4.3
GPC distribution center transition	—	15.2	—	—	15.2
Global productivity improvement program	8.0	2.4	0.4	10.4	21.2
Other project costs	4.5	0.4	—	2.5	7.4
Unallocated shared costs	—	—	—	26.9	26.9
Non-cash purchase accounting adjustments	—	3.4	3.9	—	7.3
Gain on Energizer investment	—	—	—	(6.9)	(6.9)
Legal and environmental	—	—	6.0	—	6.0
Other	—	—	—	0.1	0.1
Adjusted EBITDA	$102.6	$212.1	$124.0	$(44.9)	$393.8
Net Sales	$1,260.1	$1,129.9	$608.1	$—	$2,998.1
Adjusted EBITDA Margin	8.1%	18.8%	20.4%	—	13.1%

Consolidated Results of Operations
The following section provides an analysis of our operations for the years ended September 30, 2022 and 2021. For a discussion of our fiscal 2020 results, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's Annual Report on Form 10-K for the year ended September 30, 2021 filed with the SEC on November 23, 2021.
SBH
The following is summarized consolidated results of operations for SBH for the years ended September 30, 2022 and 2021, respectively:

(in millions, except %)	2022	2021	Variance
Net sales	$3,132.5	$2,998.1	$134.4	4.5%
Gross profit	990.4	1,034.6	(44.2)	(4.3%)
Gross profit margin	31.6%	34.5%	(290)	bps
Operating expenses	$967.2	$937.5	$29.7	3.2%
Interest expense	99.4	116.5	(17.1)	(14.7%)
Other non-operating expense (income), net	14.1	(8.3)	22.4	n/m
Income tax benefit	(13.3)	(26.4)	13.1	(49.6%)
Net (loss) income from continuing operations	(77.0)	15.3	(92.3)	n/m
Income from discontinued operations, net of tax	149.7	174.3	(24.6)	(14.1%)
Net income	72.7	189.6	(116.9)	(61.7%)
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the years ended September 30, 2022 and 2021 and the principal components of changes in net sales for the respective periods.

(in millions, except %)	2022	2021	Variance
HPC	$1,370.1	$1,260.1	$110.0	8.7%
GPC	1,175.3	1,129.9	45.4	4.0%
H&G	587.1	608.1	(21.0)	(3.5%)
Net Sales	$3,132.5	$2,998.1	134.4	4.5%

(in millions)	2022
Net Sales for the year ended September 30, 2021	$2,998.1
Increase due to acquisition	225.1
Increase in GPC	72.5
Decrease in HPC	(20.7)
Decrease in H&G	(47.6)
Foreign currency impact, net	(94.9)
Net Sales for the year ended September 30, 2022	$3,132.5
Gross Profit. Gross profit and gross profit margin for the year ended September 30, 2022 decreased primarily due to accelerated freight and input cost inflation pacing ahead of pricing actions taken during the year, increased costs attributable to constrained supply chain and lower volumes compared to the prior year which benefited from reopening trends and stimulus spending.
Operating Expenses. Operating expenses for the year ended September 30, 2022 increased due to higher selling expenses of $79.1 million from higher distribution and transportation costs, increase in warehousing and inventory management costs, operating inefficiencies from labor inflation and turnover, and decrease in general and administrative costs of $17.8 million primarily from reduction in incentive related compensation costs and cost saving initiatives during the second half of the year, partially offset by increased expenses towards strategic transaction and other restructuring related initiatives during the year, plus realized gain of $28.5 million from the contingent consideration liability associated with the Tristar Business acquisition. See Note 4 - Acquisitions in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail.
Interest Expense. Interest expense for the year ended September 30, 2022, decreased due to one-time refinancing charges in the prior year, offset by a higher level of outstanding borrowings on the Revolver Facility used to fund the Tristar Business acquisitions and working capital requirements with increased borrowing rates on variable rate debt. See Note 12 - Debt in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
Other Non-Operating Expense, Net. Other non-operating expense, net for the year ended September 30, 2022 increased due to unfavorable foreign currency exchange rates, primarily from the weakening of the British Pound and Euro, with realized gains in the prior year from our previously held investment in Energizer common stock, which was sold in January 2021. See Note 7 - Fair Value of Financial Instruments in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail.
Income Taxes. The effective tax rate was 14.8% for the year ended September 30, 2022 compared to 237.8% for the year ended September 30, 2021. Our annual effective tax rate is significantly impacted by income earned outside the U.S. that is subject to U.S. tax including the U.S. tax on global intangible low taxed income, certain nondeductible expenses, state income taxes, and foreign rates that differ from the U.S. federal statutory rate. The tax expense for the year ended September 30, 2022 was significantly impacted by a valuation allowance increase and share based compensation. Pretax income from continuing operations in the year ended September 30, 2021 was close to breakeven and therefore many items have a sizeable impact on the effective tax rate. The tax expense for the year ended September 30, 2021 was also significantly impacted by valuation allowance release, tax expense due to an increase to the United Kingdom's future tax rate, and tax benefits from retroactive law changes for global intangible low taxed income. See Note 16 – Income Taxes in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for additional detail.

Income From Discontinued Operations. Discontinued operations primarily reflects the income from the discontinued operations of the HHI business and the incremental changes to tax and legal indemnifications associated with the Company's previous divestitures of its Global Batteries and Lighting ("GBL") and Global Auto Care ("GAC") divisions. Income from discontinued operations attributable to the HHI business decreased during the year ended September 30, 2022 due to lower sales volume following post-pandemic volumes in the prior year, increasing inflationary costs and higher freight spend outpacing pricing actions taken during the year, partially offset by lower depreciation and amortization while held for sale. See Note 3 - Divestitures in Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail.
SB/RH
The following is summarized consolidated results of operations for SB/RH for the years ended September 30, 2022 and 2021:

(in millions, except %)	2022	2021	Variance
Net sales	$3,132.5	$2,998.1	$134.4	4.5%
Gross profit	990.4	1,034.6	(44.2)	(4.3%)
Gross profit margin	31.6%	34.5%	(290)	bps
Operating expenses	$964.5	$933.8	$30.7	3.3%
Interest expense	99.8	116.8	(17.0)	(14.6%)
Other non-operating expense (income), net	14.0	(8.3)	22.3	n/m
Income tax benefit	(12.9)	(25.0)	12.1	(48.4%)
Net (loss) income from continuing operations	(75.0)	17.3	(92.3)	n/m
Income from discontinued operations, net of tax	149.7	174.3	(24.6)	(14.1%)
Net income	74.7	191.6	(116.9)	(61.0%)
n/m = not meaningful
For the years ended September 30, 2022 and 2021, the change in net sales, gross profit and gross profit margin, operating expenses, interest expense and other non-operating expenses (income) are primarily attributable to changes in SBH previously discussed. Income from discontinued operations is attributable to SBH previously discussed. The effective tax rate was 14.6% for the year ended September 30, 2022 compared to 324.7% for the year ended September 30, 2021. The change in tax rate is primarily attributable to the changes in SBH previously discussed.
Segment Financial Data
This section provides an analysis of our results of reportable segments for the years ended September 30, 2022 and 2021. For a discussion of our fiscal 2020 results, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's Annual Report on Form 10-K for the year ended September 30, 2021 filed with the SEC on November 23, 2021.
Home & Personal Care (HPC)

(in millions, except %)	2022	2021	Variance
Net sales	$1,370.1	$1,260.1	$110.0	8.7%
Operating income	30.2	46.4	(16.2)	(34.9)%
Operating income margin	2.2%	3.7%	(150)	bps
Adjusted EBITDA	$69.6	$102.6	$(33.0)	(32.2%)
Adjusted EBITDA margin	5.1%	8.1%	(300)	bps
Net sales for the year ended September 30, 2022 increased due to acquisition sales from the Tristar Business of $189.7 million, with significant unfavorable foreign currency impact of $59.0 million, predominantly impacting EMEA sales due to the weakening of the British Pound and Euro, and resulting in a decrease in organic net sales of $20.7 million, or 1.6%. The decrease is be attributable to lower category demand compared to prior year reopening trends and reduced replenishment orders in the second half of the year driven by high retail inventory levels, partially offset by positive pricing adjustments on inflationary costs, strong market growth in LATAM driven by higher consumer demand and expanded distribution and post-pandemic gains in garment care product categories.
Operating income, adjusted EBITDA and margins for the year ended September 30, 2022 decreased due to accelerated freight and input cost inflation ahead of incremental pricing actions taken during the year, incremental distribution and inventory management costs due to supply chain challenges, negative impact of foreign currency with the weakening of the British Pound and Euro, with incremental transaction and integration related costs attributable to the Tristar Business acquisition and related non-cash purchase accounting adjustments further impacting operating income and margin, partially offset by the recognition of a $28.5 million gain from the remeasurement of contingent consideration liability associated with the Tristar Business acquisition. See Note 4 -Acquisitions for further detail on Tristar Business acquisition.

Global Pet Care (GPC)

(in millions, except %)	2022	2021	Variance
Net sales	$1,175.3	$1,129.9	$45.4	4.0%
Operating income	78.3	129.9	(51.6)	(39.7%)
Operating income margin	6.7%	11.5%	(480)	bps
Adjusted EBITDA	$168.6	$212.1	$(43.5)	(20.5%)
Adjusted EBITDA margin	14.3%	18.8%	(450)	bps
Net sales for the year ended September 30, 2022 increased with greater demand in dog chews and treats and aquatic consumables partially offset by lower sales on hard goods and aquatic equipment fueled by new hobbyist that entered the category during the pandemic. Pricing adjustments implemented during the year to address inflationary costs positively impacted net sales with improved fulfillment following transitions at our U.S. distribution center, partially mitigated by a temporary shut-down of key supplier manufacturing facilities and supply chain capacity constraints impacting fulfillment earlier in the fiscal year and the weakening of the British Pound and Euro negatively impacting EMEA sales. Organic net sales increased $72.5 million, or 6.4% excluding significant unfavorable foreign exchange impact of $35.9 million and acquisition sales from Armitage of $8.8 million.
Operating income, adjusted EBITDA and margins for the year ended September 30, 2022 decreased due to higher freight and input cost inflation ahead of pricing actions, additional distribution and inventory management costs, operating cost inefficiencies from distribution transitions and labor turnover, unfavorable product mix, and negative impact of foreign currency with the weakening of the British Pound and Euro, with incremental costs to facilitate the transition of its U.S. distribution operations further impacting operating income and margin.
Home & Garden (H&G)

(in millions, except %)	2022	2021	Variance
Net sales	$587.1	$608.1	$(21.0)	(3.5%)
Operating income	57.3	83.7	(26.4)	(31.5%)
Operating income margin	9.8%	13.8%	(400)	bps
Adjusted EBITDA	$86.2	$124.0	$(37.8)	(30.5%)
Adjusted EBITDA margin	14.7%	20.4%	(570)	bps
Net sales for the year ended September 30, 2022 decreased primarily from unfavorable weather conditions across the U.S. with a cold, wet start to the season and excess heat and drought conditions late in the season driving down demand, most significantly impacting repellent products, and reducing POS and foot traffic at home center retailers which adversely impacted sales across all categories, increased retail inventory levels and reduced retailer replenishment orders. Net sales were positively impacted by pricing adjustments implemented during the year to address inflationary costs and acquisition sales from Rejuvenate of $26.6 million. Organic net sales decreased $47.6 million, or 7.8%, excluding acquisition sales.
Operating income, adjusted EBITDA and margins for the year ended September 30, 2022 decreased due to lower volumes, higher freight and input cost inflation outpacing pricing actions taken during the year and unfavorable product mix.
Liquidity and Capital Resources
This section provides a discussion of our financial condition and an analysis of our cash flows for the years ended September 30, 2022 and 2021. For a discussion of our fiscal 2020 results, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's Annual Report on Form 10-K for the year ended September 30, 2021 filed with the SEC on November 23, 2021. This section also provides a discussion of our contractual operations and other commercial commitments as well as our ability to fund future commitments and operating activities through sources of capital as of September 30, 2022.
The following is a summary of the Company’s net cash flows from continuing operations for the years ended September 30, 2022 and 2021:

	SBH		SB/RH
(in millions)	2022	2021	2022	2021
Operating activities	$(231.5)	$89.2	$(263.5)	$81.7
Investing activities	$(335.9)	$(400.7)	$(335.9)	$(400.7)
Financing activities	$490.7	$(206.9)	$523.1	$(197.1)
Cash flows from operating activities
Cash flows from operating activities by SBH continuing operations for the year ended September 30, 2022 decreased $320.7 million due to a decrease in operating results with an increase in cash towards inflationary costs on raw materials and products, labor and freight, and increased supply chain costs contributing to higher inventory levels, plus increase in cash paid towards strategic transactions and other restructuring related initiatives. Cash flows used in SB/RH continuing operations decreased $345.2 million primarily due to the SBH items previously discussed.
Cash flows from investing activities
Cash flows used in investing activities by SBH continuing operations for the year ended September 30, 2022 decreased $64.8 million primarily due to the decrease in cash used for acquisitions, net of cash acquired, for the purchase of the Tristar Business of $272.1 million compared to the purchase of Armitage and Rejuvenate for $429.9 million in the prior year, offset by the net proceeds from the sale of Energizer common stock of $73.1 million in the prior year, with an increase in capital expenditures of $20.4 million predominantly due to incremental investment in updating the Company's enterprise-wide operating systems. Cash flow used in investing activities for SB/RH continuing operations decreased due to the SBH items previously discussed.

Cash flows from financing activities
Cash flows provided by financing activities by SBH continuing operations increased $697.6 million for the year ended September 30, 2022 primarily due to increased borrowings on the Revolver Facility to support the Tristar Business acquisition and working capital requirements, partially offset by an increase in stock repurchase activity earlier in the year and higher share based stock award withholding payments from the vesting of LTIP grants. During the year ended September 30, 2022, the Company realized $740.0 million of proceeds from the Revolver Facility with amortizing payment on other outstanding debt of $12.7 million. Refer to Note 12 - Debt in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information. During the year ended September 30, 2022 the Company repurchased $134.0 million of treasury stock at an average cost of $97.34, primarily through the Company's 10b5-1 repurchase plan. There was no issuance of common stock, other than through the Company's share-based compensation plan and which is recognized as a non-cash financing activity. See Note 17 - Shareholder's Equity and Note 18 - Share Based Compensation in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information. Cash dividend payments decreased due to lower shares outstanding with a consistent quarterly dividend rate of $0.42 per shares. Cash flows from financing activities for SB/RH continuing operations for the year ended September 30, 2022 are highly dependent upon the financing cash flow activity of SBH.
Liquidity Outlook
Our ability to generate significant cash flow from operating activities coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payments on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based upon our current level of operations, existing cash balances, the anticipated proceeds from HHI divestitures and availability under our credit facility, we expect cash flows from operations to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of September 30, 2022, the Company had borrowing availability of $342.4 million, net of outstanding letters of credit of $17.6 million, under our credit facility. Liquidity and capital resources of SB/RH are highly dependent upon the cash flow activities of SBH.
Short-term financing needs primarily consist of working capital requirements, restructuring initiatives, capital spending, and periodic principal and interest payments on our long-term debt. Long-term financing needs depend largely on potential growth opportunities, including acquisition activity, repayment or refinancing of our long-term obligations, and repurchases of our common stock. We may, from time-to-time, seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. During the fourth quarter ended September 30, 2021, SBH entered into a $150 million rule 10b5-1 repurchase to facilitate daily market share repurchases through September 2022 or until the cap was reached or agreement was terminated. The Company completed share repurchases under its $150 million rule 10b5-1 repurchase plan during the year ended September 30, 2022. On August 16, 2022, the Inflation Reduction Act of 2022 ("IRD") was enacted into law which imposes a 1% excise tax on stock repurchases made after December 31, 2022. See Note 17 - Shareholder's Equity in Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information. Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt, and raise equity under terms that are favorable to us. We also have long-term obligations associated with defined benefit plans with expected minimum required contributions that are not considered significant to the consolidated group.
We maintain a capital structure that we believe provides us with sufficient access to credit markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. At September 30, 2022, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 5.75% Notes due July 15, 2025, the 4.00% Notes due October 1, 2026, the 5.00% Notes due October 1, 2029, the 5.50% Notes due July 15, 2030, and the 3.875% Notes due March 15, 2031. Subsequent to the year ended September 30, 2022, on November 17, 2022, the Company entered into an amendment to the Credit Agreement to temporarily increase the maximum consolidated total net leverage ratio permitted to be no greater than 7.0 to 1.0, before returning to 6.0 to 1.0 at the earliest of (i) September 29, 2023, or (ii) 10 business days after the closing of the HHI divestiture or receipt of the related termination fee.
A portion of our cash balance is located outside the U.S. given our international operations. We manage our worldwide cash requirements centrally by reviewing available cash balances across our worldwide group and the cost effectiveness with which this cash can be accessed. We generally repatriate cash from non-U.S. subsidiaries, provided the cost of the repatriation is not considered material. The counterparties that hold our deposits consist of major financial institutions. At September 30, 2022, we believe there is approximately $40-60 million of foreign cash available for repatriation.
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
From time to time, the Company enters into factoring agreements and customers' supply chain financing arrangements to provide for the sale of certain trade receivables to unrelated third-party financial institutions. The factored receivables are accounted for as a sale without recourse, and the balance of the receivables sold are removed from the Consolidated Balance Sheet at the time of the sales transaction, with the proceeds received recognized as an operating cash flow. Amounts received from customers for factored receivables are recognized as a payable and remitted to the factor based upon the terms of the factoring agreements. The Company has factored certain of its trade receivables as of and during the year ended September 30, 2022. Additionally, the Company facilitates a voluntary supply chain financing program to provide certain of its suppliers with the opportunity to sell receivables due from the Company (the Company's trade payables) to an unrelated third-party financial institution under the sole discretion of the supplier and the participating financial institution. There are no guarantees provided by the Company or its subsidiaries and we do not enter into any agreements with the suppliers regarding their participation. The Company's responsibility is limited to payments on the original terms negotiated with its suppliers, regardless of whether the suppliers sell their receivables to the financial institution, and continue to be recognized as accounts payable on the Company's Consolidated Statement of Financial Position with cash flow activity recognized as an operating cash flow.

The COVID-19 pandemic has not, as of the date of this report, materially impacted our operations or demand for our products and has not had a materially negative impact on the Company’s liquidity position. The Company has realized supply chain disruptions which has impacted our cash flow to facilitate increased investment in inventory to ensure timely supply to meet customer demands along with shortened payment dates for some suppliers to account for longer shipping cycles. There can be no assurance that it won't have a material negative impact on us in the future. Nonetheless, we continue to actively monitor our global cash balances and liquidity, and if necessary, could reinitiate mitigating efforts to manage non-critical capital spend and assess operating spend to preserve cash and liquidity, including the suspension of our share repurchase activity. During the year ended September 30, 2022, we experienced an increased demand on cash requirements and liquidity due to inflationary costs and economic trends realized during the year and have taken measures to reduce operating costs and non-critical capital spend, which we expect to continue into the following year. Despite these increased demands, we continue to generate operating cash flows to meet our short-term liquidity needs, along with our other tools previously discussed to manage working capital requirements throughout the fiscal year. We expect to maintain access to the capital markets, although there can be no assurance of our ability to do so. However, the spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
Debt obligations
Our debt obligations, excluding finance leases, have varying maturity dates with no material outstanding principal payments due within the following 12 months. Our Term Loan Facility is subject to quarterly amortizing payments of $1.0 million. Refer to Note 12 - Debt in the notes to the Consolidated Financial Statements included elsewhere in this Annual Report for expiration dates and maturity schedules on outstanding debt obligations for the following 5 years and thereafter. In addition to the outstanding principal on our debt, we anticipate annual interest payments of $175.2 million in the aggregate and includes interest under our: (i) Term Loan of $21.7 million, subject to variable interest rates based upon annualized rate of 5.54%, (ii) Revolver Facility of $54.1 million, subject to variable interest rates, based upon an annualized rate of 6.59% and outstanding balance based on projected utilization of the Revolver Facility during the following 12 months; (iii) 5.75% Notes of $25.9 million; (iv) 4.00% Notes of $16.9 million; (v) 5.00% Notes of $15.0 million; (vi) 5.50% Notes of $16.5 million; (vii) 3.875% Notes of $19.4 million; and (viii) interest of approximately $5.8 million attributable to finance leases. Interest on the notes is payable semi-annually in arrears and interest under the Term Loan and Revolver Facility is payable on various interest payment dates as provided in the Credit Agreement.
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
Other commitments and obligations
Other commitments and obligations include an outstanding mandatory repatriation tax liability of $16.9 million that is payable over the next 4 years, with $2.2 million due and payable in the next 12 months but will be offset by previous payments and credits. The remaining balance due is net of refundable tax credits and overpayments that must be applied to the mandatory tax installments, and due to the credits and overpayments, the Company does not expect to make an additional payment for mandatory repatriation until Fiscal 2025. See Note 16 - Income Taxes of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
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
The Company has recognized other payables associated with indemnifications following divestitures, including tax indemnifications, that we cannot reasonably predict the ultimate outcome of our obligation; however it is reasonably possible that during the next 12 months, some portion of our indemnification payable could be recognized. As of September 30, 2022, there are $7.0 million of indemnification liabilities recognized as Other Current Accruals and $15.3 million recognized as Other Long-Term Liabilities on the Consolidated Statement of Financial Position. See Note 3 – Divestitures of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

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

(in millions)	2022
Statement of Operations Data
Third-party net sales	$1,955.8
Intercompany net sales to non-guarantor subsidiaries	14.4
Total net sales	1,970.2
Gross profit	551.2
Operating loss	(190.4)
Net loss from continuing operations	(263.2)
Net loss	(174.7)
Net loss attributable to controlling interest	(174.7)
Statement of Financial Position Data
Current Assets	$2,634.4
Noncurrent Assets	2,169.9
Current Liabilities	1,634.1
Noncurrent Liabilities	3,423.4
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of September 30, 2022 are as follows:

(in millions)	2022
Statement of Financial Position Data
Current receivables from non-guarantor subsidiaries	$8.1
Long-term receivable from non-guarantor subsidiaries	74.6
Current payable to non-guarantor subsidiaries	311.2
Long-term debt with non-guarantor subsidiaries	2.0

Critical Accounting Policies and Estimates
Our Consolidated Financial Statements have been prepared in accordance with GAAP and fairly present our financial position and results of operations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its accounting estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances and evaluates its estimates on an ongoing basis. The following section identifies and summarizes those accounting policies considered by management to be the most critical to understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our results of operations, financial position and cash flows. The application of these accounting policies requires judgment and use of assumptions as to future events and outcomes that are uncertain and, as a result, actual results could differ from these estimates. Refer to Note 2 - Significant Accounting Policies and Practices of Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for all relevant accounting policies.
Goodwill, Intangible Assets and Other Long-Lived Assets
The Company’s goodwill, intangible assets and tangible fixed assets are stated at historical cost, net of depreciation and amortization, less any provision for impairment. Intangible and tangible assets with determinable lives are amortized or depreciated on a straight line basis over estimated useful lives. Refer to Note 2 - Significant Accounting Policies and Practices of Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for more information about useful lives.
On an annual basis, during the fourth quarter of the fiscal year, or more frequently if triggering events occur, the Company tests for impairment of goodwill by either performing a qualitative assessment or quantitative test for some or all reporting units. Our reporting units are consistent with our operating segments. See Note 21 - Segment Information of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of operating and reporting segments. The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In performing a qualitative assessment, the Company considers events and circumstances, including, but not limited to macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in market value, composition or carrying amount of a reporting unit's net asset, and considering change in the market price of the Company's common stock. If we determine that it is more likely than not the carrying value is greater than the fair value of a reporting unit after assessing the totality of facts and circumstances, a quantitative assessment is performed to determine the reporting unit fair value and measure the impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the reporting unit goodwill and its carrying value. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value of the reporting unit, we use a discounted cash flows methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. For the year ended September 30, 2022, we did not recognize an impairment of goodwill.
In addition to goodwill, the Company has indefinite-lived intangible assets that consist of acquired tradenames. On an annual basis, during the Company’s fourth quarter, or more frequently if triggering events occur, the Company tests for impairment by either performing a qualitative assessment or quantitative test for some or all indefinite-lived intangible assets. The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible assets is less than its carrying amount. In performing a qualitative assessment, the Company considers events and circumstances including, but not limited to, macroeconomic conditions, industry and market conditions, cost factors, changes in strategy and overall financial performance. If we determine that it is more likely than not the carrying value is greater than the fair value of an indefinite lived intangible asset, a quantitative assessment is performed to determine the fair value and measure the impairment. If the fair value is less than its carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. For the year ended September 30, 2022, we did not recognize an impairment of indefinite-lived intangible assets.
While we have not recognized an impairment of goodwill or intangible assets during the year ended September 30, 2022, we have identified a potential risk of impairment associated with the HPC reporting unit goodwill, with a carrying cost of $108.1 million as of September 30, 2022, and the Rejuvenate® tradename, with a carrying cost of $119.1 million as of September 30, 2022. We do not anticipate that these assets will be subject to future impairment based upon our projections and forecasts used in evaluating the current market value but cannot guarantee that no future impairment will be realized. The risk of future impairment for the HPC reporting unit is based upon the results realized during year ended September 30, 2022, macro-economic headwinds from inflationary costs and foreign currency fluctuations, retail and consumer spending activity, and risks associated with the Tristar Business integration and branding strategy transitions. The risk of future impairment for the Rejuvenate® tradename is based upon the results realized during the year ended September 30, 2022, and dependency upon the timing and realization of market expansion milestones and synergies associated with the acquired business.
The Company also reviews other definite-lived intangible assets and tangible fixed assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset or asset group is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset or asset group did not exceed its carrying value. If impairment is determined to exist, any related impairment loss is calculated based on fair value. For the year ended September 30, 2022, there was no impairment of definite-lived intangible assets or tangible fixed assets.
A considerable amount of judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and assets subject to impairment testing. While the Company has not recognized an impairment for its goodwill, intangible assets or other long-lived assets, the assessment requires the consideration of a significant level of judgement and subjectivity, including the use of prospective financial information, which may be impacted by changes in the economic environment, future strategic business decisions, political, legal or regulatory conditions, competitive or market risk factors not readily identifiable or present, or other changes that may negatively impact prospective revenue generation or cash flow. Such changes may not be determinable, but could adversely impact the fair value of the its reporting unit goodwill, intangible assets or other long-lived assets and increase the risk of impairment, particularly associated with those assets recently acquired through a business without generating excess value since the initial acquisition. The Company believes its judgments and assumptions are reasonable, but different assumptions could change the estimated fair value, increasing the risk of impairment and potentially additional impairment charges could be required. The Company is subject to financial statement risk in the event that business or economic conditions unexpectedly decline and impairment is realized.
See Note 11 - Goodwill and Intangible Assets of the Notes to the Consolidated Financial Statements elsewhere included in this Annual Report.

Income Taxes
The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related deferred tax assets and liabilities.
The Company assesses its income tax positions and records tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available for reporting. For those income tax positions where it is more likely than not that a tax benefit will be sustained upon conclusion of an examination, the Company has recorded a reserve based upon the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority assuming that it has full knowledge of all relevant information. For those income tax positions where it is more likely than not that a tax benefit will not be sustained, the Company did not recognize a tax benefit. As of September 30, 2022, the total amount of unrecognized tax benefits, including interest and penalties, that if not recognized would affect the effective tax rate in future periods was $100.9 million. Our effective tax rate includes the impact of income tax reserves and changes to those reserves when considered appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards or tax credits. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution.
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
As of September 30, 2022, we have U.S. federal net operating loss carryforwards (“NOLs”) of $1,382.3 million, with a federal tax benefit of $290.3 million and future tax benefits related to state NOLs of $77.8 million. Our total valuation allowance for the tax benefit of deferred tax assets that may not be realized is $337.4 million at September 30, 2022. Of this amount, $257.5 million relates to U.S. net deferred tax assets and $79.9 million relates to foreign net deferred tax assets. We estimate that $154.4 million of valuation allowance related to domestic deferred tax assets cannot be released regardless of the amount of domestic operating income generated due to prior period ownership changes that limit the amount of NOLs and credits we can use.
As of September 30, 2022, we have provided no significant residual U.S. taxes on earnings not yet taxed in the U.S. As of September 30, 2022, we project $2.0 million of additional tax from non-U.S. withholding and other taxes expected to be incurred on repatriation of foreign earnings.
See Note 16 - Income Taxes of the Notes to the Consolidated Financial Statements elsewhere included in this Annual Report.
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
Interest Rate Risk
Our Revolver Facility and Term Loan Facility have variable interest rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. The general levels of U.S., European Union interest rates and LIBOR affect interest expense. As of September 30, 2022, we had $1,134.0 million subject to variable interest rates, or 35.5% of total debt. Assuming an increase to market rates of 1% as of September 30, 2022, we would incur an increase to interest expense of $11.5 million. Our Term Loan Facility and Revolver Facility allows for the LIBOR rate to be phased out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition.
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
At September 30, 2022, we had $425.6 million equivalent of debt denominated in foreign currencies, which consist primarily of the Euro-denominated 4.00% Notes to the equivalent of $417.1 million, which are recorded in a U.S. Dollar functional entity, and the remaining debt primarily consist of finance leases recorded in countries with the same functional currency as the debt. The 4.00% Notes are held as a net investment hedge of the translation of the Company’s net investments in Euro-denominated subsidiaries. See Note 14 - Derivatives in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further discussion.
At September 30, 2022, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $73.6 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $38.9 million.

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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Spectrum Brands Holdings, Inc.
Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and participation of SBH’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of SBH’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of September 30, 2022. Based on that evaluation, SBH’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was reported within the time periods specified by SEC rules and regulations, and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding the required disclosures.
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
SBH’s management, under the oversight of the principal executive and principal financial officers, and Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO 2013 Framework). Based on this assessment, management has concluded that its internal control over financial reporting was effective as of September 30, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. SBH's internal control over financial reporting as of September 30, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.
Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition. SBH’s management excluded the acquisition of the Tristar Business, which was completed on February 18, 2022, from the assessment of the effectiveness of internal control over financial reporting. The total assets of $381.9 million and total net sales of 189.7 million associated with the acquisition are included in the consolidated financial statements of SBH as of and for the year ended September 30, 2022.
Changes in Internal Control Over Financial Reporting. There was no change in SBH's internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as amended) that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, SBH's internal control over financial reporting.
SB/RH Holdings, LLC
Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and participation of SB/RH’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of SB/RH’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of September 30, 2022. Based on that evaluation, SB/RH’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that as of September 30, 2022 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was reported within the time periods specified by SEC rules and regulations, and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding the required disclosures.
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
SB/RH’s management, under the oversight of the principal executive and principal financial officers, and Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO 2013 Framework). Based on this assessment, management has concluded that its internal control over financial reporting was effective as of September 30, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition. SB/RH’s management excluded the acquisition of the Tristar Business, which was completed on February 18, 2022, from the assessment of the effectiveness of internal control over financial reporting. The total assets of $381.9 million and total net sales of $189.7 million associated with the acquisition are included in the consolidated financial statements of SB/RH as of and for the year ended September 30, 2022. This annual report does not include an attestation report of SB/RH's registered public accounting firm due to the established rules of the SEC.
Changes in Internal Control Over Financial Reporting. There was no change in SB/RH's internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as amended) that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, SB/RH's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation S-K concerning the directors and executive officers of SBH is incorporated herein by reference to the disclosures which will be included in in a subsequent amendment to the Form 10-K, which will be filed no later than 120 days after the end of the SBH’s fiscal year ended September 30, 2022.
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

TEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table summarizes the fees KPMG LLP, our independent registered public accounting firm, billed to the Company.

(in millions)	2022	2021
Audit Fees	$5.6	$5.5
Audit-Related Fees	5.1	4.4
Tax Fees	—	—
All Other Fees	0.3	—
Total	$11.0	$9.9
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
Pre-Approval of Independent Auditors Services and Fees
The Audit Committee approved the audit services engagement performed by KPMG LLP for the year ended September 30, 2022. In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee has pre-approved other specified audit, or audit related services, provided that the fees incurred by KPMG LLP in connection with any individual engagement do not exceed $200,000 in any 12-month period. The Audit Committee must approve for an engagement by engagement basis any individual non-audit or tax engagement in any 12-month period. The Audit Committee has delegated to its Chairman the authority to pre-approve any other specific audit or specific non-audit service which was not previously pre-approved by the Audit Committee, provided that any decision of the Chairman to pre-approve other audit or non-audit services shall be presented to the Audit Committee at its next scheduled meeting.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 18, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence related to held for sale classification
As discussed in Notes 1and 3 to the consolidated financial statements, on September 8, 2021, the Company entered a definitive agreement with ASSA ABLOY AB (ASSA) to sell its Hardware and Home Improvement (HHI) segment, subject to certain antitrust approvals, and has presented the HHI segment as assets held for sale since then. On September 15, 2022, the Department of Justice (DOJ) issued a petition to enjoin and block the HHI transaction. Both the Company and ASSA have stated their disagreement with the purported concerns of the DOJ and have made proposals to address them. The Company expects that the parties will obtain all required governmental clearances and will close the HHI transaction. As such, the Company continued to classify the HHI segment as held for sale, with total assets held for sale and total liabilities held for sale of $1,816.7 million and $463.7 million, respectively, as of September 30, 2022.
We identified the sufficiency of audit evidence over the held for sale classification of the HHI segment as a critical audit matter. Specifically, subjective auditor judgment was required to evaluate management's assertion that it expects a favorable resolution of the DOJ petition, which is necessary for the sale of HHI to ASSA to be completed.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed related to the held for sale classification of the HHI segment, including management’s assertion for a favorable resolution of the DOJ petition. We evaluated the design and tested the operating effectiveness of an internal control related to the held for sale classification of the HHI segment as of September 30, 2022. To evaluate management’s assertion that it expects a favorable resolution of the DOI petition, we:
•inspected management's analysis and evaluated the basis for management's conclusions related to the held for sale classification of the HHI segment, including its assessment of the specific facts and circumstances around legal and regulatory factors that were relevant in the Company’s conclusions
•inspected and evaluated internal and external documentation, including analysis of the DOJ petition against the pending sale of the HHI segment, as well as court rulings for similar transactions
•evaluated management's intent and ability to execute its plans to secure a favorable resolution of the DOJ petition and close the transaction.
We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of such evidence.

Valuation of contingent consideration and tradename in the Tristar Products, Inc. business acquisitions
As discussed in Notes 2 and 4 to the consolidated financial statements, on February 18, 2022, the Company acquired all of the membership interests in HPC Brands, LLC, which consists of the home appliances and cookware business of Tristar Products, Inc., in a business combination for a total purchase price of $325.0 million. The total purchase price included the estimated acquisition-date fair value of contingent consideration, which may be paid if the acquired business achieves certain targets in 2022 and 2023. The acquisition-date fair value of the contingent consideration liability was estimated using a Monte Carlo simulation model. In connection with this business combination, the Company acquired the PowerXL tradename intangible asset, for which the Company used the relief from royalty method to determine the acquisition-date fair value. The acquisition-date fair values for the contingent consideration liability and the PowerXL tradename were $30.0 million and $66.0 million, respectively.

We identified the assessment of the acquisition-date fair value measurement of the contingent consideration liability and the PowerXL tradename intangible asset as a critical audit matter. A high degree of complex auditor judgment was required to evaluate the key assumptions used to estimate the acquisition-date fair value of the contingent consideration liability, including forecasted gross profit and volatility. A high degree of complex auditor judgment was also required to evaluate the key assumptions used to estimate the acquisition-date fair value of the PowerXL tradename intangible asset, including forecasted revenue and the royalty rate. Changes in these assumptions could have had a significant impact on the acquisition-date fair values of the contingent consideration liability and the tradename. In addition, valuation professionals with specialized skills and knowledge were needed to assist in performing certain audit procedures related to the acquisition-date fair value measurement of both the contingent consideration liability and the PowerXL tradename intangible asset.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process of estimating the acquisition-date fair values of the contingent consideration liability and the PowerXL tradename intangible asset, including controls related to the key assumptions noted above. We evaluated the forecasted gross profit and the forecasted revenue by comparing them to historical results of the Company and the acquired business. We also assessed the Company's ability to accurately forecast by comparing the Company's forecasted gross profit and forecasted revenue of the acquired business to actual results since the acquisition date. We performed sensitivity analyses over the Company's forecasted gross profit and volatility to assess the impact on the Company's determination of the acquisition-date fair value of the contingent consideration liability. We performed sensitivity analyses over the Company's forecasted revenue and the royalty rate to assess the impact of the Company's determination of the acquisition-date fair value of the PowerXL tradename. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating:
•volatility used in the Monte Carlo simulation model for the contingent consideration liability
•the forecasted long-term revenue growth rates underlying the forecasted revenue used in the PowerXL tradename valuation by comparing it to certain macroeconomic trend data, such as gross domestic product and inflation, and to relevant industry-specific data
•the PowerXL tradename royalty rate by comparing it against a range of royalty rates that was independently-developed using publicly-available market data for comparable tradenames.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.
Milwaukee, Wisconsin
November 22, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Spectrum Brands Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Spectrum Brands Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of September 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated November 22, 2022 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Tristar Products, Inc. during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022, Tristar Products, Inc.’s internal control over financial reporting associated with total assets $381.9 million and total revenues of $189.7 million included in the consolidated financial statements of the Company as of and for the year ended September 30, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Tristar Products, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
November 22, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors
SB/RH Holdings, LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of SB/RH Holdings, LLC and subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the years in the three-year period ended September 30, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.
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
Sufficiency of audit evidence related to held for sale classification
As discussed in Notes 1and 3 to the consolidated financial statements, on September 8, 2021, the Company entered a definitive agreement with ASSA ABLOY AB (ASSA) to sell its Hardware and Home Improvement (HHI) segment, subject to certain antitrust approvals, and has presented the HHI segment as assets held for sale since then. On September 15, 2022, the Department of Justice (DOJ) issued a petition to enjoin and block the HHI transaction. Both the Company and ASSA have stated their disagreement with the purported concerns of the DOJ and have made proposals to address them. The Company expects that the parties will obtain all required governmental clearances and will close the HHI transaction. As such, the Company continued to classify the HHI segment as held for sale, with total assets held for sale and total liabilities held for sale of $1,816.7 million and $463.7 million, respectively, as of September 30, 2022.
We identified the sufficiency of audit evidence over the held for sale classification of the HHI segment as a critical audit matter. Specifically, subjective auditor judgment was required to evaluate management's assertion that it expects a favorable resolution of the DOJ petition, which is necessary for the sale of HHI to ASSA to be completed.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed related to the held for sale classification of the HHI segment, including management’s assertion for a favorable resolution of the DOJ petition. We evaluated the design and tested the operating effectiveness of an internal control related to the held for sale classification of the HHI segment as of September 30, 2022. To evaluate management’s assertion that it expects a favorable resolution of the DOI petition, we:
•inspected management's analysis and evaluated the basis for management's conclusions related to the held for sale classification of the HHI segment, including its assessment of the specific facts and circumstances around legal and regulatory factors that were relevant in the Company’s conclusions
•inspected and evaluated internal and external documentation, including analysis of the DOJ petition against the pending sale of the HHI segment, as well as court rulings for similar transactions
•evaluated management's intent and ability to execute its plans to secure a favorable resolution of the DOJ petition and close the transaction.
We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of such evidence.
Valuation of contingent consideration and tradename in the Tristar Products, Inc. business acquisitions
As discussed in Notes 2 and 4 to the consolidated financial statements, on February 18, 2022, the Company acquired all of the membership interests in HPC Brands, LLC, which consists of the home appliances and cookware business of Tristar Products, Inc., in a business combination for a total purchase price of $325.0 million. The total purchase price included the estimated acquisition-date fair value of contingent consideration, which may be paid if the acquired business achieves certain targets in 2022 and 2023. The acquisition-date fair value of the contingent consideration liability was estimated using a Monte Carlo simulation model. In connection with this business combination, the Company acquired the PowerXL tradename intangible asset, for which the Company used the relief from royalty method to determine the acquisition-date fair value. The acquisition-date fair values for the contingent consideration liability and the PowerXL tradename were $30.0 million and $66.0 million, respectively.

We identified the assessment of the acquisition-date fair value measurement of the contingent consideration liability and the PowerXL tradename intangible asset as a critical audit matter. A high degree of complex auditor judgment was required to evaluate the key assumptions used to estimate the acquisition-date fair value of the contingent consideration liability, including forecasted gross profit and volatility. A high degree of complex auditor judgment was also required to evaluate the key assumptions used to estimate the acquisition-date fair value of the PowerXL tradename intangible asset, including forecasted revenue and the royalty rate. Changes in these assumptions could have had a significant impact on the acquisition-date fair values of the contingent consideration liability and the tradename. In addition, valuation professionals with specialized skills and knowledge were needed to assist in performing certain audit procedures related to the acquisition-date fair value measurement of both the contingent consideration liability and the PowerXL tradename intangible asset.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process of estimating the acquisition-date fair values of the contingent consideration liability and the PowerXL tradename intangible asset, including controls related to the key assumptions noted above. We evaluated the forecasted gross profit and the forecasted revenue by comparing them to historical results of the Company and the acquired business. We also assessed the Company's ability to accurately forecast by comparing the Company's forecasted gross profit and forecasted revenue of the acquired business to actual results since the acquisition date. We performed sensitivity analyses over the Company's forecasted gross profit and volatility to assess the impact on the Company's determination of the acquisition-date fair value of the contingent consideration liability. We performed sensitivity analyses over the Company's forecasted revenue and the royalty rate to assess the impact of the Company's determination of the acquisition-date fair value of the PowerXL tradename. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating:
•volatility used in the Monte Carlo simulation model for the contingent consideration liability
•the forecasted long-term revenue growth rates underlying the forecasted revenue used in the PowerXL tradename valuation by comparing it to certain macroeconomic trend data, such as gross domestic product and inflation, and to relevant industry-specific data
•the PowerXL tradename royalty rate by comparing it against a range of royalty rates that was independently-developed using publicly-available market data for comparable tradenames.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.
Milwaukee, Wisconsin
November 22, 2022

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Financial Position
September 30, 2022 and 2021
(in millions, except per share figures)

(in millions)	2022	2021
Assets
Cash and cash equivalents	$243.7	$187.9
Trade receivables, net	247.4	248.4
Other receivables	95.7	63.7
Inventories	780.6	562.8
Prepaid expenses and other current assets	51.2	40.8
Current assets of business held for sale	1,816.7	1,810.0
Total current assets	3,235.3	2,913.6
Property, plant and equipment, net	263.8	260.2
Operating lease assets	82.5	56.5
Deferred charges and other	38.7	38.8
Goodwill	953.1	867.2
Intangible assets, net	1,202.2	1,204.1
Total assets	$5,775.6	$5,340.4
Liabilities and Shareholders' Equity
Current portion of long-term debt	$12.3	$12.0
Accounts payable	453.1	388.6
Accrued wages and salaries	28.4	67.4
Accrued interest	27.6	29.9
Other current liabilities	203.0	211.9
Current liabilities of business held for sale	463.7	454.3
Total current liabilities	1,188.1	1,164.1
Long-term debt, net of current portion	3,144.5	2,494.3
Long-term operating lease liabilities	56.0	44.5
Deferred income taxes	60.1	59.5
Other long-term liabilities	57.8	99.0
Total liabilities	4,506.5	3,861.4
Commitments and contingencies (Note 20)
Shareholders' equity
Common stock, $0.01 par value; 200.0 million shares authorized; 53.8 million and 53.8 million shares issued, respectively.	0.5	0.5
Additional paid-in capital	2,032.5	2,063.8
Accumulated earnings	362.1	359.9
Accumulated other comprehensive loss, net of tax	(303.1)	(235.3)
Treasury stock, 13.0 million and 11.9 million shares, respectively	(828.8)	(717.0)
Total shareholders' equity	1,263.2	1,471.9
Noncontrolling interest	5.9	7.1
Total equity	1,269.1	1,479.0
Total liabilities and equity	$5,775.6	$5,340.4
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Income
Years ended September 30, 2022, 2021 and 2020
(in millions, except per share figures)

(in millions, except per share)	2022	2021	2020
Net sales	$3,132.5	$2,998.1	$2,622.1
Cost of goods sold	2,142.1	1,963.5	1,744.0
Gross profit	990.4	1,034.6	878.1
Selling	597.6	518.5	428.8
General and administrative	371.4	389.2	360.5
Research and development	26.7	29.8	29.2
Gain from remeasurement of contingent consideration liability	(28.5)	—	—
Loss on sale of Coevorden operations	—	—	26.8
Write-off from impairment of intangible assets	—	—	24.2
Total operating expenses	967.2	937.5	869.5
Operating income	23.2	97.1	8.6
Interest expense	99.4	116.5	93.7
Gain from extinguishment of Salus CLO debt	—	—	(76.2)
Other non-operating expense (income), net	14.1	(8.3)	16.2
Loss from continuing operations before income taxes	(90.3)	(11.1)	(25.1)
Income tax (benefit) expense	(13.3)	(26.4)	27.3
Net (loss) income from continuing operations	(77.0)	15.3	(52.4)
Income from discontinued operations, net of tax	149.7	174.3	150.9
Net income	72.7	189.6	98.5
Net income from continuing operations attributable to non-controlling interest	0.2	0.2	0.3
Net income (loss) from discontinued operations attributable to non-controlling interest	0.9	$(0.2)	$0.4
Net income attributable to controlling interest	$71.6	$189.6	$97.8
Amounts attributable to controlling interest
Net (loss) income from continuing operations attributable to controlling interest	$(77.2)	$15.1	$(52.7)
Net income from discontinued operations attributable to controlling interest	148.8	174.5	150.5
Net income attributable to controlling interest	$71.6	$189.6	$97.8
Earnings Per Share
Basic earnings per share from continuing operations	$(1.89)	$0.35	$(1.18)
Basic earnings per share from discontinued operations	3.64	4.09	3.37
Basic earnings per share	$1.75	$4.44	$2.19
Diluted earnings per share from continuing operations	$(1.89)	$0.35	$(1.18)
Diluted earnings per share from discontinued operations	3.64	4.04	3.37
Diluted earnings per share	$1.75	$4.39	$2.19
Dividend per share	$1.68	$1.68	$1.68
Weighted Average Shares Outstanding
Basic	40.9	42.7	44.7
Diluted	40.9	43.2	44.7
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
Years ended September 30, 2022, 2021 and 2020
(in millions)

(in millions)	2022	2021	2020
Net income	$72.7	$189.6	$98.5
Other comprehensive income
Foreign currency translation adjustment
Foreign currency translation (loss) gain	(147.8)	26.0	14.5
Unrealized gain (loss) on net investment hedge	75.8	6.2	(33.0)
Foreign currency translation adjustment before tax	(72.0)	32.2	(18.5)
Deferred tax effect	(20.0)	—	0.1
Net unrealized (loss) gain on foreign currency translation	(92.0)	32.2	(18.4)
Unrealized gain on derivative instruments
Unrealized gain (loss) on derivative instruments before reclassification	30.7	0.1	(6.2)
Net reclassification for (gain) loss to income from continuing operations	(20.2)	9.2	(4.6)
Net reclassification for (gain) loss to income from discontinued operations	(2.4)	0.1	(0.4)
Unrealized gain (loss) on derivative instruments after reclassification	8.1	9.4	(11.2)
Deferred tax effect	2.3	(6.6)	11.7
Net unrealized gain on derivative instruments	10.4	2.8	0.5
Defined benefit pension gain (loss)
Defined benefit pension gain (loss) before reclassification	18.3	11.7	(5.2)
Net reclassification for loss to income from continuing operations	3.6	4.8	4.6
Net reclassification for gain to income from discontinued operations	(0.1)	(0.1)	(0.3)
Defined benefit pension gain (loss) after reclassification	21.8	16.4	(0.9)
Deferred tax effect	(8.9)	(1.6)	(0.3)
Net defined benefit pension gain (loss)	12.9	14.8	(1.2)
Deconsolidation of discontinued operations and assets held for sale	—	—	8.1
Net change to derive comprehensive income for the periods	(68.7)	49.8	(11.0)
Comprehensive income	4.0	239.4	87.5
Comprehensive (loss) income from continuing operations attributable to non-controlling interest	(0.4)	—	0.1
Comprehensive (loss) income from discontinuing operations attributable to non-controlling interest	(0.5)	0.4	0.3
Comprehensive income attributable to controlling interest	$4.9	$239.0	$87.1
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Shareholders’ Equity
Years ended September 30, 2022, 2021 and 2020
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balance at September 30, 2019	48.8	$0.5	$2,031.1	$223.8	$(273.6)	$(260.9)	$1,720.9	$8.0	$1,728.9
Net (loss) income from continuing operations	—	—	—	(52.7)	—	—	(52.7)	0.3	(52.4)
Income from discontinued operations, net of tax	—	—	—	150.5	—	—	150.5	0.4	150.9
Other comprehensive (loss) income, net of tax	—	—	—	—	(19.5)	—	(19.5)	0.4	(19.1)
Sale and deconsolidation of discontinued operations	—	—	—	—	8.1	—	8.1	—	8.1
Treasury stock repurchases	(4.2)	—	—	—	—	(239.8)	(239.8)	—	(239.8)
Accelerated share repurchase final settlement	(2.0)	—	(0.2)	—	—	(124.8)	(125.0)	—	(125.0)
Restricted stock issued and related tax withholdings	0.5	—	(14.2)	—	—	19.0	4.8	—	4.8
Share based compensation	—	—	37.6	—	—	—	37.6	—	37.6
Dividend paid to common shareholders	—	—	—	(77.4)	—	—	(77.4)	—	(77.4)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(0.8)	(0.8)
Cumulative adjustment for adoption of new accounting standards	—	—	—	(0.3)	0.3	—	—	—	—
Balances at September 30, 2020	43.1	0.5	2,054.3	243.9	(284.7)	(606.5)	1,407.5	8.3	1,415.8
Net income from continuing operations	—	—	—	15.1	—	—	15.1	0.2	15.3
Income (loss) from discontinued operations, net of tax	—	—	—	174.5	—	—	174.5	(0.2)	174.3
Other comprehensive income, net of tax	—	—	—	—	49.4	—	49.4	0.4	49.8
Treasury stock repurchases	(1.6)	—	—	—	—	(125.8)	(125.8)	—	(125.8)
Restricted stock issued and related tax withholdings	0.3	—	(20.2)	—	—	15.3	(4.9)	—	(4.9)
Share based compensation	—	—	29.7	—	—	—	29.7	—	29.7
Dividend paid to common shareholders	—	—	—	(73.6)	—	—	(73.6)	—	(73.6)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(1.6)	(1.6)
Balances at September 30, 2021	41.8	0.5	2,063.8	359.9	(235.3)	(717.0)	1,471.9	7.1	1,479.0
Net (loss) income from continuing operations	—	—	—	(77.2)	—	—	(77.2)	0.2	(77.0)
Income from discontinued operations, net of tax	—	—	—	148.8	—	—	148.8	0.9	149.7
Other comprehensive loss, net of tax	—	—	—	—	(67.8)	—	(67.8)	(0.9)	(68.7)
Treasury stock repurchases	(1.4)	—	—	—	—	(134.0)	(134.0)	—	(134.0)
Restricted stock issued and related tax withholdings	0.4	—	(46.7)	—	—	22.2	(24.5)	—	(24.5)
Share based compensation	—	—	15.4	—	—	—	15.4	—	15.4
Dividend paid to common shareholders	—	—	—	(69.4)	—	—	(69.4)	—	(69.4)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(1.4)	(1.4)
Balances at September 30, 2022	40.8	$0.5	$2,032.5	$362.1	$(303.1)	$(828.8)	$1,263.2	$5.9	$1,269.1
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years ended September 30, 2022, 2021 and 2020
(in millions)

(in millions)	2022	2021	2020
Cash flows from operating activities
Net income	$72.7	$189.6	$98.5
Income from discontinued operations, net of tax	149.7	174.3	150.9
Net (loss) income from continuing operations	(77.0)	15.3	(52.4)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	49.0	51.9	59.3
Amortization	50.3	65.1	55.3
Share based compensation	10.2	28.9	31.8
Amortization of debt issuance costs and debt discount	7.1	5.6	6.4
Write-off of unamortized discount and debt issuance costs	—	7.9	1.1
Gain from remeasurement of contingent consideration liability	(28.5)	—	—
Non-cash purchase accounting adjustments	8.3	7.3	—
Gain on equity investment	—	(6.9)	16.8
Loss on sale of Coevorden operations	—	—	26.8
Write-off from impairment of intangible assets	—	—	24.2
Gain from extinguishment of Salus CLO debt	—	—	(76.2)
Deferred tax (benefit) expense	(44.6)	(64.4)	24.6
Net changes in operating assets and liabilities
Receivables	(12.2)	65.9	(58.6)
Inventories	(153.7)	(219.6)	36.2
Prepaid expenses and other current assets	(34.8)	(9.7)	26.0
Accounts payable and accrued liabilities	(15.0)	116.0	99.8
Other	9.4	25.9	(19.3)
Net cash (used) provided by operating activities from continuing operations	(231.5)	89.2	201.8
Net cash provided by operating activities from discontinued operations	177.7	199.2	88.5
Net cash (used) provided by operating activities	(53.8)	288.4	290.3
Cash flows from investing activities
Purchases of property, plant and equipment	(64.0)	(43.6)	(44.1)
Proceeds from disposal of property, plant and equipment	0.2	0.1	4.2
Proceeds from sale of Coevorden operations	—	—	29.0
Proceeds from sale of discontinued operations, net of cash	—	—	3.6
Business acquisitions, net of cash acquired	(272.1)	(429.9)	(16.9)
Proceeds from sale of equity investment	—	73.1	147.1
Other investing activity	—	(0.4)	2.3
Net cash (used) provided by investing activities from continuing operations	(335.9)	(400.7)	125.2
Net cash used by investing activities from discontinued operations	(23.9)	(22.8)	(16.9)
Net cash (used) provided by investing activities	(359.8)	(423.5)	108.3

(in millions)	2022	2021	2020
Cash flows from financing activities
Payment of debt, including premium on extinguishment	$(12.7)	$(891.2)	$(134.3)
Proceeds from issuance of debt	740.0	899.0	300.0
Payment of debt issuance costs	(7.6)	(12.6)	(11.5)
Treasury stock purchases	(134.0)	(125.8)	(239.8)
Accelerated share repurchase	—	—	(125.0)
Dividends paid to shareholders	(68.6)	(71.5)	(75.2)
Share based award tax withholding payments, net of proceeds upon vesting	(24.5)	(8.3)	(12.6)
Payment of contingent consideration	(1.9)	—	(197.0)
Other financing activities, net	—	3.5	0.3
Net cash provided (used) by financing activities from continuing operations	490.7	(206.9)	(495.1)
Net cash used by financing activities from discontinued operations	(3.1)	(3.0)	(2.0)
Net cash provided (used) by financing activities	487.6	(209.9)	(497.1)
Effect of exchange rate changes on cash and cash equivalents	(20.1)	1.3	5.1
Net change in cash, cash equivalents and restricted cash	53.9	(343.7)	(93.4)
Net change in cash, cash equivalents and restricted cash in discontinued operations	—	—	—
Net change in cash, cash equivalents and restricted cash in continuing operations	53.9	(343.7)	(93.4)
Cash, cash equivalents, and restricted cash, beginning of period	190.0	533.7	627.1
Cash, cash equivalents, and restricted cash, end of period	$243.9	$190.0	$533.7
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$92.1	$86.4	$81.4
Cash paid for interest associated with discontinued operations	$53.6	$50.0	$45.7
Cash paid for taxes associated with continued operations	$32.6	$23.5	$20.2
Cash paid for taxes associated with discontinued operations	$12.9	$11.5	$21.9
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$1.4	$9.4	$3.5
Non cash financing activities
Issuance of shares through stock compensation plan	$33.4	$17.9	$39.6
See accompany notes to the consolidated financial statements.

SB/RH Holdings, LLC
Consolidated Statements of Financial Position
September 30, 2022 and 2021
(in millions)

(in millions)	2022	2021
Assets
Cash and cash equivalents	$242.4	$186.2
Trade receivables, net	247.4	248.4
Other receivables	183.1	146.4
Inventories	780.6	562.8
Prepaid expenses and other current assets	51.2	40.8
Current assets of business held for sale	1,816.7	1,810.0
Total current assets	3,321.4	2,994.6
Property, plant and equipment, net	263.8	260.2
Operating lease assets	82.5	56.5
Deferred charges and other	38.1	35.1
Goodwill	953.1	867.2
Intangible assets, net	1,202.2	1,204.1
Total assets	$5,861.1	$5,417.7
Liabilities and Shareholder's Equity
Current portion of long-term debt	$12.3	$12.0
Accounts payable	453.3	388.8
Accrued wages and salaries	28.4	67.4
Accrued interest	27.6	29.9
Other current liabilities	197.3	214.4
Current liabilities of business held for sale	463.7	454.3
Total current liabilities	1,182.6	1,166.8
Long-term debt, net of current portion	3,144.5	2,494.3
Long-term operating lease liabilities	56.0	44.5
Deferred income taxes	279.3	272.4
Other long-term liabilities	65.6	106.3
Total liabilities	4,728.0	4,084.3
Commitments and contingencies (Note 20)
Shareholder's equity
Other capital	2,164.6	2,174.8
Accumulated deficit	(736.0)	(614.9)
Accumulated other comprehensive loss, net of tax	(303.0)	(235.2)
Total shareholder's equity	1,125.6	1,324.7
Noncontrolling interest	7.5	8.7
Total equity	1,133.1	1,333.4
Total liabilities and equity	$5,861.1	$5,417.7
See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Income
Years ended September 30, 2022, 2021 and 2020
(in millions)

(in millions)	2022	2021	2020
Net Sales	$3,132.5	$2,998.1	$2,622.1
Cost of goods sold	2,142.1	1,963.5	1,744.0
Gross profit	990.4	1,034.6	878.1
Selling	597.6	518.5	428.8
General and administrative	368.7	385.5	353.5
Research and development	26.7	29.8	29.2
Gain from remeasurement of contingent consideration liability	(28.5)	—	—
Loss on sale of Coevorden operations	—	—	26.8
Write-off from impairment of intangible assets	—	—	24.2
Total operating expenses	964.5	933.8	862.5
Operating income	25.9	100.8	15.6
Interest expense	99.8	116.8	93.2
Other non-operating expense (income), net	14.0	(8.3)	16.3
Loss from continuing operations before income taxes	(87.9)	(7.7)	(93.9)
Income tax (benefit) expense	(12.9)	(25.0)	14.5
Net (loss) income from continuing operations	(75.0)	17.3	(108.4)
Income from discontinued operations, net of tax	149.7	174.3	150.9
Net income	74.7	191.6	42.5
Net income from continuing operations attributable to non-controlling interest	0.2	0.2	0.3
Net income (loss) from discontinued operations attributable to non-controlling interest	0.9	(0.2)	0.4
Net income attributable to controlling interest	$73.6	$191.6	$41.8
Amounts attributable to controlling interest
Net (loss) income from continuing operations attributable to controlling interest	$(75.2)	$17.1	$(108.7)
Net income from discontinued operations attributable to controlling interest	148.8	174.5	150.5
Net income attributable to controlling interest	$73.6	$191.6	$41.8
See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Comprehensive Income
Years ended September 30, 2022, 2021 and 2020
(in millions)

(in millions)	2022	2021	2020
Net income	$74.7	$191.6	$42.5
Other comprehensive income
Foreign currency translation adjustment
Foreign currency translation (loss) gain	(147.8)	26.0	14.5
Unrealized gain (loss) on net investment hedge	75.8	6.2	(33.0)
Foreign currency translation adjustment before tax	(72.0)	32.2	(18.5)
Deferred tax effect	(20.0)	—	0.1
Net unrealized (loss) gain on foreign currency translation	(92.0)	32.2	(18.4)
Unrealized gain on derivative instruments
Unrealized gain (loss) on derivative instruments before reclassification	30.7	0.1	(6.2)
Net reclassification for (gain) loss to income from continuing operations	(20.2)	9.2	(4.6)
Net reclassification for (gain) loss to income from discontinued operations	(2.4)	0.1	(0.4)
Unrealized gain (loss) on derivative instruments after reclassification	8.1	9.4	(11.2)
Deferred tax effect	2.3	(6.6)	11.7
Net unrealized gain on derivative instruments	10.4	2.8	0.5
Defined benefit pension gain (loss)
Defined benefit pension gain (loss) before reclassification	18.3	11.7	(5.2)
Net reclassification for loss to income from continuing operations	3.6	4.8	4.6
Net reclassification for gain to income from discontinued operations	(0.1)	(0.1)	(0.3)
Defined benefit pension gain (loss) after reclassification	21.8	16.4	(0.9)
Deferred tax effect	(8.9)	(1.6)	(0.3)
Net defined benefit pension gain (loss)	12.9	14.8	(1.2)
Deconsolidation of discontinued operations and assets held for sale	—	—	8.1
Net change to derive comprehensive income for the period	(68.7)	49.8	(11.0)
Comprehensive income	6.0	241.4	31.5
Comprehensive (loss) income from continuing operations attributable to non-controlling interest	(0.4)	—	0.1
Comprehensive (loss) income from discontinuing operations attributable to non-controlling interest	(0.5)	0.4	0.3
Comprehensive income attributable to controlling interest	$6.9	$241.0	$31.1
See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Shareholder’s Equity
Years ended September 30, 2022, 2021 and 2020
(in millions)

(in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2019	$2,113.3	$(414.7)	$(273.5)	$1,425.1	$9.6	$1,434.7
Net (loss) income from continuing operations	—	(108.7)	—	(108.7)	0.3	(108.4)
Income from discontinued operations, net of tax	—	150.5	—	150.5	0.4	150.9
Sale and deconsolidation of discontinued operations	—	—	8.1	8.1	—	8.1
Other comprehensive (loss) income, net of tax	—	—	(19.5)	(19.5)	0.4	(19.1)
Restricted stock issued and related tax withholdings	4.5	—	—	4.5	—	4.5
Share based compensation	36.3	—	—	36.3	—	36.3
Dividends paid to parent	—	(241.0)	—	(241.0)	—	(241.0)
Dividend paid by subsidiary to NCI	—	—	—	—	(0.8)	(0.8)
Cumulative adjustment for adoption of new accounting standards	—	(0.3)	0.3	—	—	—
Balances at September 30, 2020	2,154.1	(614.2)	(284.6)	1,255.3	9.9	1,265.2
Net income from continuing operations	—	17.1	—	17.1	0.2	17.3
Income (loss) from discontinued operations, net of tax	—	174.5	—	174.5	(0.2)	174.3
Other comprehensive income, net of tax	—	—	49.4	49.4	0.4	49.8
Restricted stock issued and related tax withholdings	(7.3)	—	—	(7.3)	—	(7.3)
Share based compensation	28.0	—	—	28.0	—	28.0
Dividends paid to parent	—	(192.3)	—	(192.3)	—	(192.3)
Dividend paid by subsidiary to NCI	—	—	—	—	(1.6)	(1.6)
Balances at September 30, 2021	2,174.8	(614.9)	(235.2)	1,324.7	8.7	1,333.4
Net (loss) income from continuing operations	—	(75.2)	—	(75.2)	0.2	(75.0)
Income from discontinued operations, net of tax	—	148.8	—	148.8	0.9	149.7
Other comprehensive loss, net of tax	—	—	(67.8)	(67.8)	(0.9)	(68.7)
Restricted stock issued and related tax withholdings	(24.5)	—	—	(24.5)	—	(24.5)
Share based compensation	14.3	—	—	14.3	—	14.3
Dividends paid to parent	—	(194.7)	—	(194.7)	—	(194.7)
Dividend paid by subsidiary to NCI	—	—	—	—	(1.4)	(1.4)
Balances at September 30, 2022	$2,164.6	$(736.0)	$(303.0)	$1,125.6	$7.5	$1,133.1
See accompanying notes to the consolidated financial statements.

SB/RH Holdings, LLC
Consolidated Statements of Cash Flows
Years ended September 30, 2022, 2021 and 2020
(in millions)

(in millions)	2022	2021	2020
Cash flows from operating activities
Net income	$74.7	$191.6	$42.5
Income from discontinued operations, net of tax	149.7	174.3	150.9
Net (loss) income from continuing operations	(75.0)	17.3	(108.4)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	49.0	51.9	59.3
Amortization	50.3	65.1	55.3
Share based compensation	9.1	27.2	30.5
Amortization of debt issuance costs and debt discount	7.1	5.6	5.5
Write-off of unamortized discount and debt issuance costs	—	7.9	1.1
Gain from remeasurement of contingent consideration liability	(28.5)	—	—
Non-cash purchase accounting adjustments	8.3	7.3	—
Gain on equity investment	—	(6.9)	16.8
Loss on sale of Coevorden operations	—	—	26.8
Write-off from impairment of intangible assets	—	—	24.2
Deferred tax (benefit) expense	(44.2)	(63.0)	11.8
Net changes in operating assets and liabilities
Receivables	(41.4)	57.3	(86.3)
Inventories	(153.7)	(219.6)	36.2
Prepaid expenses and other	(34.8)	(9.6)	26.6
Accounts payable and accrued liabilities	(19.6)	115.0	(95.5)
Other	9.9	26.2	(12.2)
Net cash (used) provided by operating activities from continuing operations	(263.5)	81.7	(8.3)
Net cash provided by operating activities from discontinued operations	177.7	199.2	88.5
Net cash (used) provided by operating activities	(85.8)	280.9	80.2
Cash flows from investing activities
Purchases of property, plant and equipment	(64.0)	(43.6)	(44.1)
Proceeds from disposal of property, plant and equipment	0.2	0.1	4.2
Proceeds from sale of Coevorden operations	—	—	29.0
Proceeds from sale of discontinued operations, net of cash	—	—	3.6
Business acquisitions, net of cash acquired	(272.1)	(429.9)	(16.9)
Proceeds from sale of equity investment	—	73.1	147.1
Other investing activities	—	(0.4)	2.3
Net cash (used) provided by investing activities from continuing operations	(335.9)	(400.7)	125.2
Net cash used by investing activities from discontinued operations	(23.9)	(22.8)	(16.9)
Net cash (used) provided by investing activities	(359.8)	(423.5)	108.3
Cash flows from financing activities
Payment of debt, including premium on extinguishment	(12.7)	(891.2)	(134.3)
Proceeds from issuance of debt	740.0	899.0	300.0
Payment of debt issuance costs	(7.6)	(12.6)	(11.5)
Payment of cash dividends to parent	(194.7)	(192.3)	(241.0)
Payment of contingent consideration	(1.9)	—	(197.0)
Net cash provided (used) by financing activities from continuing operations	523.1	(197.1)	(283.8)
Net cash used by financing activities from discontinued operations	(3.1)	(3.0)	(2.0)
Net cash provided (used) by financing activities	520.0	(200.1)	(285.8)
Effect of exchange rate changes on cash and cash equivalents	(20.1)	1.3	5.1
Net change in cash, cash equivalents and restricted cash	54.3	(341.4)	(92.2)
Cash, cash equivalents, and restricted cash, beginning of period	188.3	529.7	621.9
Cash, cash equivalents, and restricted cash, end of period	$242.6	$188.3	$529.7
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$92.1	$86.4	$81.4
Cash paid for interest associated with discontinued operations	$53.6	$50.0	$45.7
Cash paid for taxes associated with continued operations	$32.6	$23.5	$20.2
Cash paid for taxes associated with discontinued operations	$12.9	$11.5	$21.9
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$1.4	$9.4	$3.5
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

NOTE 1 - DESCRIPTION OF BUSINESS
The Company is a diversified global branded consumer products company.  We manage the businesses in three vertically integrated, product-focused segments: (i) Home and Personal Care (“HPC”), (ii) Global Pet Care (“GPC”), and (iii) Home and Garden (“H&G”).  The Company manufactures, markets and/or distributes its products globally in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors. We enjoy strong name recognition under our various brands and patented technologies across multiple product categories.  Global and geographic strategic initiatives and financial objectives are determined at the corporate level.  Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and the financial results for all product lines within that segment. The segments are supported through center-led shared service enabling functions consisting of finance and accounting, information technology, legal and human resource, supply chain and commercial operations. See Note 21 – Segment Information for more information pertaining to segments of continuing operations. The following is an overview of the consolidated business, by segment, summarizing product types and brands:

Segment	Products	Brands
HPC
Home Appliances: Small kitchen appliances including toaster ovens, coffeemakers, slow cookers, air fryers, blenders, hand mixers, grills, food processors, juicers, toasters, irons, kettles, and breadmakers.
Personal Care: Hair dryers, flat irons and straighteners, rotary and foil electric shavers, personal groomers, mustache and beard trimmers, body groomers, nose and ear trimmers, women's shavers, haircut kits and intense pulsed light hair removal systems.
Home Appliances: Black & Decker®, Russell Hobbs®, George Foreman®, PowerXL®, Emeril Legasse®, Copper Chef ®, Toastmaster®, Juiceman®, Farberware®, and Breadman® Personal Care: Remington®
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
The Company’s fiscal year ends September 30 and reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. For the year ended September 30, 2022, the fiscal quarters were comprised of the three months ended January 2, 2022, April 3, 2022, July 3, 2022, and September 30, 2022.
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
Intangible Assets
Intangible assets are recorded at cost or at estimated fair value if acquired in a business combination. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives. The ranges of useful lives for definite-lived intangibles assets are as follows:

Asset Type	Range
Customer relationships	12 - 20 years
Technology assets	8 - 18 years
Tradenames	5 - 10 years
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
Financial Instruments
Derivative financial instruments are used by the Company principally in the management of its foreign currency exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Derivative assets and liabilities are reported at fair value in the Consolidated Statements of Financial Position. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. Depending on the nature of derivatives designated as hedging instruments, changes in fair value are either offset against the change in fair value of the hedged assets or liability through earnings, or recognized in equity through other comprehensive income until the hedged item is recognized. Derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, and the entire change in the fair value of the hedging instrument is recorded as a component of Accumulated Other Comprehensive (Loss) Income (“AOCI”) in Shareholders’ Equity. Those amounts are subsequently reclassified to earnings in the same line item in the Consolidated Statement of Income as impacted by the hedge item when the hedged item affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For derivatives that do not qualify for hedge accounting treatment, the change in the fair value is recognized in earnings. See Note 14 - Derivatives for further detail.
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
Other Revenue
Other revenue consists primarily of installation or maintenance services that are provided to certain customers in the GPC segment. The services are often associated with the sale of product but are also provided separately and are considered a distinct performance obligation separate from product sales. With the acquisition of the Tristar Business, the Company also sells extended warranty coverage for certain Tristar Business products that are sold directly to consumers, which is sold as a separate contract and recognized as a separate performance obligation that is distinct from the product. The extended warranty is initially recognized as deferred revenue and amortized on a straight-line basis to Net Sales over the life of the contracts.
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
Product Returns
In the normal course of business, the Company may allow customers to return product per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to be received. For the anticipated value of the returns, the Company will recognize a return liability in Other Current Liabilities and a separate return asset included in the Prepaid Expenses and Other Current Assets, when applicable. See Note 6 - Revenue Recognition for further discussion on product returns. Product returns do not include provisions for warranties provided to end-consumers of the Company's products, which are recognized as a component of the Company's cost of goods sold. See Note 20 - Commitments and Contingencies for further discussion on product warranty.
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
See Note 6 – Revenue Recognition for further detail.
Shipping and Handling Costs
Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities. Shipping and handling costs were $274.2 million, $216.3 million and $172.8 million during the years ended September 30, 2022, 2021 and 2020, respectively. The Company accounts for shipping and handling activities, which occur after control of the related goods transfers, as fulfillment activities instead of assessing such activities as performance obligations. Shipping and handling costs are included in Selling Expenses in the Consolidated Statements of Income.
Advertising Costs
Advertising costs include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements and are expensed as incurred. The Company incurred advertising costs of $64.1 million, $54.0 million and $40.7 million during the years ended September 30, 2022, 2021 and 2020, respectively. Advertising costs are included in Selling Expenses in the Company’s Consolidated Statements of Income.
Research and Development Costs
Research and development costs are charged to expense in the period they are incurred.
Environmental Expenditures
Environmental expenditures that relate to current operations or to conditions caused by past operations are expensed or capitalized as appropriate. The Company determines its liability for environmental matters on a site-by-site basis and records a liability at the time when it is probable that a liability has been incurred and such liability can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers. Environmental costs include initial site surveys, costs for remediation and restoration and ongoing monitoring costs, as well as fines, damages and other costs, when applicable and estimable. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimated environmental remediation expenditures are included in the determination of the net realizable value recorded for assets held for sale. See Note 20 - Commitments and Contingencies for further discussion.
Restructuring Charges
The Company regularly enters into various restructuring initiatives, optimization projects, strategic transactions, and other business development activities that may include the recognition of exit or disposal costs. Exit or disposal costs include, but are not limited to, the costs of termination benefits, such as a one-time involuntary severance or retention bonuses, one-time contract termination costs (excluding leases), and other costs associated with non-termination type costs related to restructuring initiatives such as incremental costs for the sale or termination of a line of business, closure or consolidation of operating facilities or business locations in a country or region, relocation of business activities and employees from one location to another, change in management structure, transition of third-party providers and a fundamental reorganization that affects the nature and focus of operations, among others. Restructuring charges associated with manufacturing are recorded as Cost of Goods Sold. Restructuring charges associated with administrative functions are recorded as operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
Liabilities from restructuring charges are recorded for estimated costs of facility closures, significant organizational adjustments and measures undertaken by management to exit certain activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred. Such liabilities or asset reductions could include amounts for items such as severance costs and related benefits, lease termination payments and any other items directly related to the exit activities. Impairment of property and equipment and other current or long-term assets as a result of a restructuring initiative is recognized as a reduction of the appropriate asset.
See Note 5 - Restructuring Charges for further detail.
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
Foreign currency transaction gains and losses for transactions denominated in a currency other than the functional currency are reported in Other Non-Operating Expense, Net in the Consolidated Statements of Income in the period they occur. Exchange losses on foreign currency transactions were $14.5 million, $1.5 million, and $7.1 million for the years ended September 30, 2022, 2021 and 2020, respectively.
Newly Adopted Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The new standard also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years and was adopted by the Company on October 1, 2021. The adoption did not have a material impact on the Company's consolidated financial statements.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01,“Reference Rate Reform: Scope.” This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to clarify certain optional expedients in Topic 848. The ASUs can be adopted no later than December 31, 2022 with early adoption permitted. The adoption will not have a material impact on the Company's consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires that an acquirer recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606 “Revenue from Contracts with Customers” (Topic 606) as if it had originated the contracts. Generally, this would result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements if the acquiree prepared financial statements in accordance with US GAAP. This standard is effective for fiscal years beginning after December 15, 2023 including interim periods within the fiscal year. Early adoption is permitted. The standard is applied prospectively to business combinations occurring on or after the effective date of the amendments. The impact will be based on future business combinations after we adopt the standard.
NOTE 3 – DIVESTITURES
The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the accompanying Consolidated Statement of Income for the years ended September 30, 2022, 2021, and 2020:

(in millions)	2022	2021	2020
Income from discontinued operations before income taxes - HHI	$253.3	$288.2	$227.8
(Loss) income from discontinued operations before income taxes - Other	(3.8)	(7.3)	4.1
Interest on corporate debt allocated to discontinued operations	46.4	44.5	47.3
Income from discontinued operations before income taxes	203.1	236.4	184.6
Income tax expense from discontinued operations	53.4	62.1	33.7
Income from discontinued operations, net of tax	149.7	174.3	150.9
Income (loss) from discontinued operations, net of tax attributable to noncontrolling interest	0.9	(0.2)	0.4
Income from discontinued operations, net of tax attributable to controlling interest	$148.8	$174.5	$150.5
Interest from corporate debt allocated to discontinued operations includes interest on Term Loans required to be paid down using proceeds received on disposal on sale of a business, and interest expense from corporate debt not directly attributable to or related to other operations based on the ratio of net assets of the disposal group held for sale to the consolidated net assets plus consolidated debt, excluding debt assumed in transaction, required to be repaid, or directly attributable to other operations of the Company. Corporate debt, including Term Loans, are not classified as held for sale as they are not directly attributable to the identified disposal groups.
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – DIVESTITURES (continued)
The ASPA also contains certain termination rights, including the right of either party to terminate the ASPA if the consummation of the acquisition has not occurred on or before December 8, 2022 (the “Termination Date”). Further, if the acquisition has not been consummated by the Termination Date and all conditions precedent to ASSA's obligation to consummate the acquisition have otherwise been satisfied except for one or more of the Antitrust Conditions, then ASSA would be required to pay the Company a termination fee of $350 million. On July 14, 2022, the parties entered into an amendment to the ASPA (the “Amendment”) pursuant to which the Termination Date was extended to June 30, 2023. Except for the foregoing amendment to the Termination Date, the ASPA remains in full force and effect as written, including with respect to the termination fee of $350 million. The Company continues to engage with antitrust regulators in the regulatory review of the HHI transaction and the extension is intended to provide the parties with additional time (to the extent needed) to satisfy the conditions related to receipt of governmental clearances. On September 15, 2022, the Department of Justice ("DOJ") filed a complaint seeking to enjoin the transaction and block the acquisition of the HHI division by ASSA. Both the Company and ASSA have stated their disagreement with the DOJ's concerns. The Company expects that the trial will occur in April 2023. The Company and ASSA will jointly defend the transaction in the litigation. ASSA has also announced that, to resolve all the alleged competitive concerns surrounding the acquisition of HHI, it has initiated a process to sell its Emtek and its smart residential business in the U.S. and Canada. The Company continues to recognize the HHI division as held for sale and as a component of our discontinued operations. The parties are committed to closing the HHI transaction and the Company and ASSA both continue to expect that they will obtain all the required governmental clearances and will close the HHI transaction.
The following table summarizes the assets and liabilities of the HHI disposal group classified as held for sale as of September 30, 2022 and 2021:

(in millions)	2022	2021
Assets
Trade receivables, net	$135.5	$130.2
Other receivables	6.7	12.1
Inventories	327.1	332.2
Prepaid expenses and other current assets	33.1	39.1
Property, plant and equipment, net	166.6	143.5
Operating lease assets	63.6	55.5
Deferred charges and other	11.7	11.7
Goodwill	698.6	710.9
Intangible assets, net	373.8	374.8
Total assets of business held for sale	$1,816.7	$1,810.0
Liabilities
Current portion of long-term debt	$1.4	$1.5
Accounts payable	224.7	206.6
Accrued wages and salaries	32.7	41.7
Other current liabilities	79.9	75.9
Long-term debt, net of current portion	54.6	54.4
Long-term operating lease liabilities	46.9	48.6
Deferred income taxes	10.1	7.8
Other long-term liabilities	13.4	17.8
Total liabilities of business held for sale	$463.7	$454.3
The following table summarizes the components of income from discontinued operations before income taxes associated with the HHI divestiture in the accompanying Consolidated Statements of Operations for the years ended September 30, 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Net sales	$1,652.3	$1,615.8	$1,342.1
Cost of goods sold	1,096.3	1,025.3	850.3
Gross profit	556.0	590.5	491.8
Operating expenses	298.0	293.1	257.1
Operating income	258.0	297.4	234.7
Interest expense	3.4	3.4	3.5
Other non-operating expense, net	1.3	5.8	3.4
Income from discontinued operations before income taxes	$253.3	$288.2	$227.8
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – DIVESTITURES (continued)
The following table presents significant non-cash items and capital expenditures of discontinued operations from the HHI divestiture:

(in millions)	2022	2021	2020
Depreciation and amortization	$—	$31.1	$33.9
Share and incentive based compensation	$5.3	$0.8	$6.0
Purchases of property, plant and equipment	$23.9	$22.8	$16.9
Other
Loss from discontinued operations before income taxes – other includes incremental pre-tax loss for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreements for the sale and divestiture of the Global Batteries & Lighting ("GBL") and Global Auto Care ("GAC") divisions to Energizer Holdings, Inc. ("Energizer") during the year ended September 30, 2019. The Company and Energizer agreed to indemnify each other for losses arising from certain breaches of the acquisition agreement and for certain other matters. The Company has agreed to indemnify for certain liabilities relating to the assets retained, and Energizer agreed to indemnify the Company for certain liabilities assumed, in each case as described in the acquisition agreements. Subsequently, effective January 2, 2020, Energizer closed its divestitures of the European based Varta® consumer battery business in the EMEA region to Varta AG and transferred all respective rights and indemnifications attributable to the Varta® consumer battery business provided by the GBL sale to Varta AG. As of September 30, 2022 and 2021, the Company recognized $22.3 million and $36.5 million respectively, related to indemnification payables in accordance with the acquisition agreements, including $7.0 million and $17.3 million within Other Current Liabilities, respectively, and $15.3 million and $19.2 million, within Other Long-Term Liabilities, respectively, on the Company’s Consolidated Statements of Financial Position, primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits.
The Company entered into a series of transition services agreements ("TSAs") and reverse TSAs with Energizer to support various shared back office administrative functions including finance, sales and marketing, information technology, human resources, real estate and supply chain, customer service and procurement. TSAs associated with the Varta® consumer battery business were transferred to Varta AG as part of the subsequent divestiture by Energizer. Charges associated with TSAs were recognized as bundled service costs under a fixed fee structure by the respective service or function and geographic location, including one-time pass-through charges for warehousing, freight, amongst others, with variable expiration dates up to 24 months. Charges associated with TSAs and reverse TSAs are recognized as a reduction to or increase in the respective costs, as a component of operating expense or cost of goods sold, depending upon the functions supported by or provided to the Company. Additionally, due to the commingled nature of the shared administrative functions, cash would be received or paid on behalf of the respective counterparty's operations, resulting in cash flow being commingled with operating cash flow of the Company which would settle on a net basis with TSA charges. The Company had exited all outstanding TSAs with Energizer and Varta by January 2021. The following table summarizes the TSA income and expenses during the years ended September 30, 2021 and 2020:

(in millions)	2021	2020
TSA income	$0.9	$9.6
TSA expense	2.6	13.5
Net TSA (loss) income	$(1.7)	$(3.9)
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
NOTE 4 – ACQUISITIONS
Tristar Business Acquisition
On February 18, 2022, the Company acquired all of the membership interests in HPC Brands, LLC, which consist of the home appliances and cookware business of Tristar Products, Inc. (the "Tristar Business") for a purchase price of $325.0 million, net of customary purchase price adjustments and transaction costs, plus a potential earn-out payment of up to $100.0 million if certain gross profit targets are achieved in calendar year 2022, and another earn-out payment of $25.0 million if certain other gross profit targets are achieved in calendar year 2023. The acquisition of the Tristar Business was funded by a combination of cash on hand and incremental borrowings incurred as a new tranche under the Company's existing credit agreement. See Note 12 - Debt for further detail on the amendment to the credit agreement.
The Tristar Business includes a portfolio of home appliances and cookware products sold under the PowerXL®, Emeril Legasse®, and Copper Chef® brands. The PowerXL® and Copper Chef® brands were acquired outright by the Company while the Emeril Legasse® brand remains subject to a trademark license agreement with the license holder (the "Emeril License"). Pursuant to the Emeril License, the Company will continue to license the Emeril Legasse® brands in the US, Canada, Mexico, and the United Kingdom for certain designated product categories of household appliances within the Home and Personal Care ("HPC") segment, including small kitchen food preparation products, indoor and outdoor grills and grill accessories, and cookbooks. The Emeril License is set to expire effective December 31, 2022 with options of up to three one-year renewal periods following the initial expiration. Under the terms of the agreement, we agreed to pay the license holder a percentage of sales, with minimum annual royalty payments of $1.5 million, that increase to $1.8 million in subsequent renewal periods.
The net assets and operating results of the Tristar Business, since the acquisition date of February 18, 2022, are included in the Company’s Consolidated Statements of Income and reported within the HPC reporting segment for the year ended September 30, 2022.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – ACQUISITIONS (continued)
The Company has recorded a preliminary allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the February 18, 2022 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets of $108.1 million was recorded as goodwill, which is deductible for tax purposes. Goodwill includes value associated with profits earned from market and expansion capabilities including the success of new product launches through direct response television and direct to consumer channels, new brand development and products brought to market by the Company, synergies from integration and streamlining operational activities, the going concern of the business, and the value of the assembled workforce. The preliminary fair values recorded were determined based upon a valuation with estimates and assumptions used in such valuation that are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not finalized relate to amounts for deferred taxes, goodwill, and components of working capital.
The calculation of the preliminary purchase price is as follows:

(in millions)	Purchase Price
Cash paid at closing	$314.6
Cash received for purchase price settlement	(42.2)
Contingent consideration	30.0
Total purchase price	$302.4
As of the transaction date, the Company recorded a contingent consideration liability of $30.0 million to reflect the estimated fair value of the contingent consideration for the earn-out payments. The fair value was determined using a Monte Carlo simulation model to value the earn-out based on the likelihood of reaching specific targets. The fair value measurement is determined based on significant unobservable inputs and thus represents a Level 3 fair value measurement. The key assumptions considered include the estimated amount and timing of projected gross profits, volatility, estimated discount rates, and risk-free interest rate. The inputs and assumptions may not be observable in the market but reflect the assumptions the Company believes would be made by a market participant. After the acquisition date, the Company and the acquired Tristar Business experienced a downturn in operating results attributable to significant shifts in retail customer purchasing resulting from high retail inventory levels and lower replenishment orders, especially with significant mass retail customers, along with continued inflationary cost pressures and incremental margin risk from promotional spending. As a result, the Company has adjusted the forecasted results of the Tristar Business, which impacted the value of the contingent consideration. The fair value of the contingent consideration liability as of September 30, 2022, was estimated to be $1.5 million, recognized as Other Current Liabilities on the Company’s Consolidated Statements of Financial Position, and the Company recognized a decrease of $28.5 million since the initial valuation as of the acquisition date.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

(in millions)	Purchase Price Allocation
Cash and cash equivalents	$0.3
Trade receivables, net	49.7
Other receivables	0.4
Inventories	102.0
Prepaid expenses and other current assets	4.4
Property, plant and equipment, net	0.4
Operating lease assets	23.3
Goodwill	108.1
Intangible assets, net	95.0
Deferred charges and other	3.7
Accounts payable	(52.5)
Accrued wages and salaries	(0.6)
Other current liabilities	(20.7)
Long-term operating lease liabilities	(11.1)
Net assets acquired	$302.4
The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradename	$66.0	Indefinite
Customer relationships	29.0	13 years
Total intangibles acquired	$95.0

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
During the year ended September 30, 2022, the Company has recognized $189.7 million of net sales from the acquired Tristar Business since the transaction date. The following pro forma financial information summarizes the combined results of operations for the Company and the acquired Tristar Business as though the companies were combined as of the beginning of the Company’s fiscal 2021. The unaudited pro forma financial information was as follows:

(in millions)	2022	2021
Proforma net sales	$3,332.6	$3,588.1
Proforma net (loss) income from continuing operations	(80.4)	51.4
Proforma net income	69.3	225.7
Proforma diluted earnings from continuing operations per share	(1.96)	1.19
Proforma diluted earnings per share	1.69	5.22
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
During the year ended September 30, 2022, the Company recognized $13.5 million of transaction costs attributable to the acquisition of the Tristar Business, included in General and Administrative Expense on the Consolidated Statement of Income.
Through the acquisition of the Tristar Business, the Company acquired substantially all of the operations, employees and net assets of Tristar Products, Inc. and entered into a series of TSAs for various shared back office administrative functions including finance, sales and marketing, information technology, human resources, real estate and supply chain, customer service and procurement, to support the excluded product groups that did not convey with the transaction. Charges associated with TSAs are recognized as bundled service charges under a fixed fee structure by the respective service or function along with one-time pass-through charges, including warehousing, and freight, among others, from the acquired Tristar Business that settle on a net basis between the two parties. Charges for TSA services are recognized as a reduction to the respective operating costs as a component of operating expense or cost of goods sold depending upon the functions supported by the acquired Tristar Business. During the year ended September 30, 2022, the Company recognized TSA income of $0.9 million. Additionally, the Company assumed the cash accounts supporting both the acquired Tristar Business and the excluded product groups, and due to the commingled nature of operations, cash would be received or paid on behalf of the excluded product groups' operations, resulting in cash flow being commingled with operating cash flow of the Company which would settle on a net basis with TSA charges. As of September 30, 2022, there was an outstanding payable to Tristar Products, Inc. of $2.1 million included within Accounts Payable on the Company’s Consolidated Statements of Financial Position.
Rejuvenate Acquisition
On May 28, 2021, the Company acquired all ownership interests in For Life Products, LLC ("FLP") for a purchase price of $301.5 million. FLP is a leading manufacturer of household cleaning, maintenance, and restoration products sold under the Rejuvenate® brand. The net assets and operating results of FLP, since the acquisition date of May 28, 2021, are included in the Company’s Consolidated Statements of Income and reported within the H&G reporting segment for the years ended September 30, 2022 and 2021.
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
During the year ended September 30, 2021, the Company recognized $5.3 million of transaction costs attributable to the acquisition, included in General and Administrative Expense on the Consolidated Statement of Income.
Pro forma results have not been presented as the Rejuvenate acquisition is not considered individually significant to the consolidated results of the Company.
Armitage Acquisition
On October 26, 2020, the Company acquired all of the stock of Armitage Pet Care Ltd ("Armitage") for approximately $187.7 million. Armitage is a premium pet treats and toys business headquartered in Nottingham, United Kingdom, including a portfolio of brands that include Armitage's dog treats brand, Good Boy®, cat treats brand, Meowee!® and Wildbird®, bird feed products, among others, that are predominantly sold within the United Kingdom. The net assets and operating results of Armitage, since the acquisition date of October 26, 2020, are included in the Company’s Consolidated Statements of Income and reported within the GPC reporting segment for the year ended September 30, 2022 and 2021.

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
During the year ended September 30, 2021, the Company recognized $5.1 million of transaction costs attributable to the acquisition, included in General and Administrative Expense on the Consolidated Statement of Income.
Pro forma results have not been presented as the Armitage acquisition is not considered individually significant to the consolidated results of the Company.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 - RESTRUCTURING CHARGES
During the year ended September 30, 2022, the Company entered into a new initiative in response to changes observed within consumer products and retail markets, continued inflationary cost pressures and headwinds, and to facilitate changes in the management structure for enabling functions of the consolidated group, resulting in the realization of headcount reductions. Total cumulative costs associated with the initiative were $9.8 million. Substantially all costs associated with the initiative have been recognized, with no further significant costs expected to be incurred. Additionally, during the year ended September 30, 2022, the Company initiated the exit of its in-country commercial operations in Russia, predominantly supporting the HPC segment, including costs for severance and other exit and disposal activity to close the operations. Total cumulative costs associated, with the initiative were $0.6 million with total projected costs for the initiative to be approximately $2 million, excluding lease termination or asset impairment costs.
During the year ended September 30, 2021, the GPC segment entered into an initiative to update its supply chain and distribution operations within the U.S. to address capacity needs, optimize and improve fill rates attributable to recent growth in the business and consumer demand, and improve overall operational effectiveness and throughput. The initiative includes the transition of its third party logistics (3PL) service provider at its existing distribution center, incorporating new facilities into the distribution footprint by expanding warehouse capacity and securing additional space to support long-term distribution and fulfillment, plus updating engagement and processes with suppliers and its transportation and logistics handlers. Incremental costs include one-time transition, implementation and start-up cost with the new 3PL service provider, including the integration of provider systems and technology, incentive-based compensation to maintain performance during transition, duplicative and redundant costs, and incremental costs for various disruptions in the operations during the transition period including supplemental transportation and storage costs, and incremental detention and demurrage costs. As of September 30, 2022, total cumulative costs associated with the initiative were $41.9 million, with the project being complete and no further costs to be incurred.
During the year ended September 30, 2019, the Company initiated the Global Productivity Improvement Program, which was a company-wide, multi-year program, consisting of various initiatives to redirect resources and spending to drive growth, identify cost savings and pricing opportunities through standardization and optimization, develop organizational and operating optimization, and reduce overall operational complexity across the Company. With the Company’s divestitures in GBL and GAC during the year ended September 30, 2019, the project focus included the transition of the Company’s continuing operations in a post-divestiture environment and exiting of TSAs which were fully exited in January 2022. Refer to Note 3 – Divestitures for further discussion. The initiative included a review of global processes and organization design and structures, headcount reductions and transfers, and rightsizing the Company’s shared operations and commercial business strategy, and exit of certain internal production to third-party supplies, among others, resulting in recognition of severance benefits and other exit and disposal costs to facilitate such activity. As of September 30, 2022, total cumulative costs associated with the project were $157.3 million with the project being complete and no further costs to be incurred.
The Company may enter into small, less significant initiatives to reduce costs and improve margins throughout the organization. Individually these activities are not substantial and occur over a shorter time period (generally less than 12 months).
The following summarizes restructuring charges for the years ended September 30, 2022, 2021, and 2020:

(in millions)	2022	2021	2020
Fiscal 2022 restructuring	$9.8	$—	$—
Russia dissolution	0.6	—	—
GPC distribution center transition	30.4	11.5	—
Global productivity improvement program	5.1	21.2	71.1
Other project costs	13.9	7.6	0.5
Total restructuring and related charges	$59.8	$40.3	$71.6
Reported as:
Cost of goods sold	$1.2	$1.9	$13.8
Selling expense	30.4	11.5	—
General and administrative expense	28.2	26.9	57.8
The following summarizes restructuring charges by segment for the years ended September 30, 2022, 2021, and 2020:

(in millions)	2022	2021	2020
HPC	$10.0	$9.1	$4.6
GPC	37.9	15.2	20.8
H&G	0.7	0.4	0.5
Corporate	11.2	15.6	45.7
Total restructuring charges	$59.8	$40.3	$71.6
The following is a summary of restructuring charges by cost type for the years ended September 30, 2022, 2021, and 2020.

(in millions)	Termination Benefits	Other Costs	Total
For the year ended September 30, 2022	$12.0	$47.8	$59.8
For the year ended September 30, 2021	7.7	32.6	40.3
For the year ended September 30, 2020	12.4	59.2	71.6

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 - RESTRUCTURING CHARGES (continued)
The following is a rollforward of the accrual for restructuring charges by cost type for the years ended September 30, 2022, 2021, and 2020, included in Other Current Liabilities on the Consolidated Statements of Financial Position.

(in millions)	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2020	$3.9	$6.3	$10.2
Provisions	5.7	4.6	10.3
Cash expenditures	(4.7)	(5.4)	(10.1)
Non-cash items	(0.3)	0.1	(0.2)
Accrual balance at September 30, 2021	$4.6	$5.6	$10.2
Provisions	8.0	(4.3)	3.7
Cash expenditures	(6.3)	(0.7)	(7.0)
Non-cash items	(2.6)	(0.3)	(2.9)
Accrual balance at September 30, 2022	$3.7	$0.3	$4.0
NOTE 6 - REVENUE RECOGNITION
The Company generates all of its revenue from contracts with customers. The following tables disaggregate our revenue for the years ended September 30, 2022, 2021 and 2020 by the Company’s key revenue streams, segments and geographic regions (based upon destination):

	September 30, 2022
(in millions)	HPC	GPC	H&G	Total
Product Sales
NA	$609.7	$749.8	$576.8	$1,936.3
EMEA	460.7	353.6	—	814.3
LATAM	216.1	19.3	8.0	243.4
APAC	71.9	36.5	0.1	108.5
Licensing	10.3	9.9	2.2	22.4
Other	1.4	6.2	—	7.6
Total Revenue	$1,370.1	$1,175.3	$587.1	$3,132.5

	September 30, 2021
(in millions)	HPC	GPC	H&G	Total
Product Sales
NA	$493.5	$699.9	$598.6	$1,792.0
EMEA	512.1	359.8	—	871.9
LATAM	170.6	15.8	7.0	193.4
APAC	72.7	38.9	—	111.6
Licensing	11.2	9.8	2.5	23.5
Other	—	5.7	—	5.7
Total Revenue	$1,260.1	$1,129.9	$608.1	$2,998.1

	September 30, 2020
(in millions)	HPC	GPC	H&G	Total
Product Sales
NA	$458.7	$667.4	$543.1	$1,669.2
EMEA	447.3	232.6	—	679.9
LATAM	126.8	14.4	6.7	147.9
APAC	65.8	35.7	—	101.5
Licensing	9.0	8.3	2.1	19.4
Other	—	4.2	—	4.2
Total Revenue	$1,107.6	$962.6	$551.9	$2,622.1

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – REVENUE RECOGNITION (continued)
With the acquisition of the Tristar Business on February 18, 2022, the Company recognized revenue attributable to extended warranties. See Note 4 - Acquisitions for more details. As of September 30, 2022, the Company had $1.1 million service warranty revenue deferred and included in Other Current Liabilities on the Consolidated Statements of Financial Position.
A significant portion of our product sales from our HPC segment, primarily in the NA and LATAM regions, are subject to the continued use and access of the Black and Decker® ("B&D")brand through a license agreement with Stanley Black and Decker. The license agreement was renewed through June 30, 2025, including a sell-off period from April 1, 2025 to June 30, 2025 whereby the Company can continue to sell and distribute but no longer produce products subject to the license agreement. Net sales from B&D product sales consist of $417.3 million, $400.2 million, and $337.7 million for the years ended September 30, 2022, 2021 and 2020, respectively. All other brands and tradenames used in the Company’s commercial operations are either directly owned and not subject to further restrictions, or do not aggregate to a significant portion of total product sales for the Company.
The Company has a broad range of customers including many large mass retail customers. During the year ended September 30, 2022, 2021 and 2020, there were two large retail customers, each exceeding 10% of consolidated Net Sales and representing 32.9%, 31.4%, and 31.8% of consolidated Net Sales, respectively.
In the normal course of business, the Company may allow customers to return product or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to receive. The following is a rollforward of the liability for product returns for the years ended September 30, 2022, 2021 and 2020:

(in millions)	Beginning Balance	Charged to Profit & Loss	Deductions	Other Adjustments	Ending Balance
September 30, 2022	$11.8	$12.4	$(19.8)	$11.1	$15.5
September 30, 2021	12.8	1.5	(2.9)	0.4	11.8
September 30, 2020	9.8	6.0	(3.3)	0.3	12.8
Other adjustments includes foreign currency translation and the liability for product returns assumed as part of the acquisition of the Tristar Business during the year ended September 30, 2022. See Note 4 - Acquisitions for further discussion on the Tristar Business acquisition.
NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value measurements of the Company’s financial assets and liabilities are defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Fair value measurements are classified using a fair value hierarchy that is based on the observability of inputs used in measuring fair value. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed assumptions about hypothetical transactions in the absence of market data. The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value measurements are classified under the following hierarchy:
•Level 1 - Unadjusted quoted prices for identical instruments in active markets.
•Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level 3 - Significant inputs to the valuation model are unobservable.
The carrying values and estimated fair values for financial instruments as of September 30, 2022, and 2021 are as follows:

	September 30, 2022					September 30, 2021
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Derivative Assets	$—	$22.2	$—	$22.2	$22.2	$—	$6.8	$—	$6.8	$6.8
Derivative Liabilities	—	6.0	—	6.0	6.0	—	2.5	—	2.5	2.5
Debt	—	2,815.9	—	2,815.9	3,156.8	—	2,628.2	—	2,628.2	2,506.3
During the year ended September 30, 2021, the Company sold 1.7 million shares of Energizer common stock for cash proceeds of $73.1 million.  During the year ended September 30, 2020, the Company sold 3.6 million shares of Energizer common stock for cash proceeds of $147.1 million. The Company sold its remaining investment in Energizer common stock in January 2021 and as of September 30, 2022, the company holds no shares of Energizer common stock. The following is a summary of income recognized from equity investments included in Other Non-Operating (Income) Expense, Net on the Company's Consolidated Statements of Income for the years ended September 30, 2021, and 2020:

(in millions)	2021	2020
Unrealized loss on equity investments held	$—	$(7.5)
Realized gain (loss) on equity investments sold	6.9	(9.3)
Gain (loss) on equity investments	6.9	(16.8)
Dividend income from equity investments	0.2	5.0
Gain (loss) from equity investments	$7.1	$(11.8)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
The Company’s derivative instruments are valued on a recurring basis using internal models, which are based on market observable inputs, including both forward and spot prices for currencies and commodities, which are generally based on quoted or observed market prices (Level 2). The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instrument assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance, which is calculated based on the probability of default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. See Note 14 – Derivatives for additional detail.
The fair value measurements of the Company’s debt represent non-active market exchange-traded securities which are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2). See Note 12 – Debt for additional detail.
The carrying values of goodwill, intangible assets and other long-lived assets are tested annually or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). See Note 4 – Acquisitions and Note 11 - Goodwill and Intangible Assets for additional detail.
The carrying values of cash and cash equivalents, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities.
NOTE 8 – RECEIVABLES
The allowance for uncollectible receivables as of September 30, 2022 and 2021 was $7.3 million and $6.7 million, respectively. The following is a rollforward of the allowance for doubtful accounts for the years ended September 30, 2022, 2021 and 2020:

(in millions)	Beginning Balance	Charged to Profit & Loss	Deductions	Other Adjustments	Ending Balance
September 30, 2022	$6.7	$4.2	$(4.9)	$1.3	$7.3
September 30, 2021	5.3	1.9	(0.4)	(0.1)	6.7
September 30, 2020	3.5	2.3	(0.5)	—	5.3
Other adjustments includes foreign currency translation and the allowance for credit loss assumed as part of the acquisition of the Tristar Business during the year ended September 30, 2022. See Note 4 - Acquisitions for further discussion on the Tristar Business acquisition.
The Company has a broad range of customers including many large retail outlet chains, some of which exceed 10% of consolidated Net Trade Receivables. As of September 30, 2022, there were two customers that exceeded 10% of the Company's consolidated Net Trade Receivables representing 21.9% of the Company’s Trade Receivables. As of September 30, 2021, there was one customer that exceeded 10% of the Company's consolidated Net Trade Receivables representing 14.7% of the Company’s Trade Receivables.
We have entered into various factoring agreements and early pay programs with our customers to sell our trade receivables under non-recourse agreements in exchange for cash proceeds and is an integral part of our financing for working capital. These transactions are treated as a sale and accounted for as a reduction in trade receivables because the agreements transfer effective control and risk related to the receivables to the buyers. A loss on sale is recognized for any discount and fees associated with the transfer, recognized as General and Administrative Expense on the Company's Consolidated Statements of Income, with cash proceeds recognized as cash flow from operating activities on the Company's Statements of Cash Flows. In some instances, we may continue to service the transferred receivable after the factoring has occurred, but in most cases we do not service any factored accounts. Any servicing of the trade receivable does not constitute significant continuing involvement or preclude the recognition of a sale and we do not carry any material servicing assets or liabilities on the Company's Consolidated Statements of Financial Position. The cost of factoring such trade receivables was $10.2 million, $3.5 million, and $4.8 million for the years ended September 30, 2022, 2021, and 2020, respectively.
NOTE 9 - INVENTORY
Inventories as of September 30, 2022 and 2021 consist of the following:

(in millions)	2022	2021
Raw materials	$72.3	$66.1
Work-in-process	10.5	8.3
Finished goods	697.8	488.4
	$780.6	$562.8

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2022 and 2021 consist of the following:

(in millions)	2022	2021
Land, buildings and improvements	$75.7	$83.5
Machinery, equipment and other	394.1	383.0
Finance leases	139.8	146.1
Construction in progress	54.7	28.8
Property, plant and equipment	$664.3	$641.4
Accumulated depreciation	(400.5)	(381.2)
Property, plant and equipment, net	$263.8	$260.2
Depreciation expense from property, plant and equipment for the years ended September 30, 2022, 2021 and 2020 was $49.0 million, $51.9 million, and $59.3 million, respectively.

NOTE 11 - GOODWILL AND INTANGIBLE ASSETS
Goodwill, by segment, consists of the following:

(in millions)	HPC	GPC	H&G	Total
As of September 30, 2020	$—	$431.6	$195.6	$627.2
Armitage acquisition (Note 4)	—	90.7	—	90.7
Rejuvenate acquisition (Note 4)	—	—	147.0	147.0
Foreign currency impact	—	2.3	—	2.3
As of September 30, 2021	$—	$524.6	$342.6	$867.2
Tristar Business acquisition (Note 4)	108.1	—	—	108.1
Foreign currency impact	—	(22.2)	—	(22.2)
As of September 30, 2022	$108.1	$502.4	$342.6	$953.1
The carrying value of indefinite lived intangible and definite lived intangible assets subject to amortization and accumulated amortization are as follows:

	2022			2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$627.8	$(373.9)	$253.9	$619.6	$(352.3)	$267.3
Technology assets	75.3	(30.8)	44.5	75.3	(25.8)	49.5
Tradenames	10.6	(5.1)	5.5	158.4	(141.9)	16.5
Total amortizable intangible assets	713.7	(409.8)	303.9	853.3	(520.0)	333.3
Indefinite-lived intangible assets - tradenames	898.3	—	898.3	870.8	—	870.8
Total intangible assets	$1,612.0	$(409.8)	$1,202.2	$1,724.1	$(520.0)	$1,204.1
There were no impairments recognized for goodwill or intangible assets during the years ended September 30, 2022, and 2021. During the year ended September 30, 2020, the Company recognized an impairment loss of $16.6 million on indefinite-lived intangible assets and an impairment of $7.6 million on definite lived intangible assets due to the incremental cash flow risk associated with the commercial DCF business following the divestiture of the Coevorden Operations. See Note 3 - Divestitures for further detail.
While we have not recognized an impairment of goodwill or intangible assets during the year ended September 30, 2022, we have identified a potential risk of impairment associated with the HPC reporting unit goodwill, with a carrying cost of $108.1 million as of September 30, 2022, and the Rejuvenate® tradename, with a carrying cost of $119.1 million as of September 30, 2022. We do not anticipate that these assets will be subject to future impairment based upon our projections and forecasts used in evaluating the current market value but cannot guarantee that no future impairment will be realized. The risk of future impairment for the HPC reporting unit is based upon the results realized during year ended September 30, 2022, macro-economic headwinds from inflationary costs and foreign currency fluctuations, retail and consumer spending activity, and risks associated with the Tristar Business integration and branding strategy transitions. The risk of future impairment for the Rejuvenate® tradename is based upon the results realized during the year ended September 30, 2022, and dependency upon the timing and realization of market expansion milestones and synergies associated with the acquired business.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - GOODWILL AND INTANGIBLE ASSETS (continued)
Amortization expense from intangible assets for the years ended September 30, 2022, 2021 and 2020 was $50.3 million, $65.1 million and $55.3 million, respectively. Excluding the impact of any future acquisitions or changes in foreign currency, the Company anticipates the annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2023	$41.4
2024	41.3
2025	39.3
2026	37.7
2027	37.7
NOTE 12 - DEBT
Debt as of September 30, 2022 and 2021 consists of the following:

	2022		2021
(in millions)	Amount	Rate	Amount	Rate
Spectrum Brands, Inc.
Revolver Facility, variable rate, expiring June 30, 2025	$740.0	5.7%	$—	—%
Term Loan Facility, variable rate, due March 3, 2028	394.0	5.2%	398.0	2.5%
5.75% Notes, due July 15, 2025	450.0	5.8%	450.0	5.8%
4.00% Notes, due October 1, 2026	417.1	4.0%	492.9	4.0%
5.00% Notes, due October 1, 2029	300.0	5.0%	300.0	5.0%
5.50% Notes, due July 15, 2030	300.0	5.5%	300.0	5.5%
3.875% Notes, due March 15, 2031	500.0	3.9%	500.0	3.9%
Obligations under finance leases	92.7	5.1%	101.9	4.9%
Total Spectrum Brands, Inc. debt	3,193.8		2,542.8
Unamortized discount on debt	(0.8)		(0.9)
Debt issuance costs	(36.2)		(35.6)
Less current portion	(12.3)		(12.0)
Long-term debt, net of current portion	$3,144.5		$2,494.3

The Company’s aggregate scheduled maturities of debt obligations are as follows, excluding obligations under capital leases. See Note 13 - Leases for scheduled maturities of obligations under capital leases:

(in millions)	Amount
2023	$4.0
2024	4.0
2025	1,194.0
2026	4.0
2027	421.1
Thereafter	1,474.0
Total long-term debt	$3,101.1

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
The Credit Agreement, solely with respect to the Revolver Facility, contains a financial covenant test on the last day of each fiscal quarter on the maximum total leverage ratio. This is calculated as the ratio of (i) the principal amount of third-party debt for borrowed money (including unreimbursed letter of credit drawings), capital leases and purchase money debt, at period-end, less cash and cash equivalents, to (ii) adjusted EBITDA for the trailing twelve months. The maximum total leverage ratio should be no greater than 6.0 to 1.0. As of September 30, 2022, we were in compliance with all covenants under the Credit Agreement. Subsequent to the year ended September 30, 2022, on November 17, 2022, the Company entered into an amendment to the Credit Agreement to temporarily increase the maximum consolidated total net leverage ratio permitted to be no greater than 7.0 to 1.0 before returning to 6.0 to 1.0 at the earliest of (i) September 29, 2023, or (ii) 10 business days after the closing of the HHI divestiture or receipt of the related termination fee.

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
On February 3, 2022, the Company entered into a third amendment to the Credit Agreement. The third amendment provides for incremental capacity on the Revolver Facility of $500 million that was used to support the acquisition of the Tristar Business and the continuing operations and working capital requirements of the Company. See Note 4 - Acquisitions for further discussion on the Tristar Business acquisition. Borrowings under the incremental capacity are subject to the same terms and conditions of the existing Revolver Facility, with a maturity date of June 30, 2025, other than a difference in borrowing rate which is subject to SOFR plus margin ranging from 1.75% to 2.75%, or base rate plus margin ranging from 0.75% to 1.75% per annum, with an increase by 25 basis points 270 days after the effective date of the third amendment and an additional 25 basis points on each 90 day anniversary of such date. The SOFR is subject to a 0.50% floor. The Company incurred $7.6 million in connection with the third amendment, which have been capitalized as debt issuance costs and will be amortized over the remaining term of the Credit Agreement.
As of September 30, 2022, borrowings from the original revolver capacity of $600 million under the Revolver Facility are subject to either adjusted London Inter-Bank Offered Rate ("LIBOR") plus margin ranging from 1.75% to 2.75% per annum, or base rate plus margin ranging from 0.75% to 1.75% per annum; and borrowings under the incremental revolver capacity of $500 million, per the third amendment to the Credit Agreement discussed below, are subject to Secured Overnight Financing Rate ("SOFR") plus margin ranging from 1.75% to 2.75% per annum or base rate plus margin ranging from 0.75% to 1.75%. The LIBOR borrowings are subject to a 0.75% LIBOR floor and the SOFR borrowings are subject to a 0.50% SOFR floor. Our Revolver Facility allows for the LIBOR rate to be phased out and replaced with the SOFR and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition.
As a result of borrowings and payments under the Revolver Facility, at September 30, 2022, the Company had borrowing availability of $342.4 million, net outstanding letters of credit of $17.6 million.
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
In addition, the 2029 Indenture proves for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2029 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 5.00% Notes. If any other event of default under the 2029 Indenture occurs and is continuing, the trustee for the 2029 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 5.00% Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2022, we were in compliance with all covenants under the indentures governing the 5.00% Notes.
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
In addition, the 2026 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2026 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 4.00% Notes. If any other event of default under the 2026 Indenture occurs and is continuing, the trustee for the 2026 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 4.00% Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2022, we were in compliance with all covenants under the indentures governing the 4.00% Notes.
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
In addition, the 2025 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2025 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 5.75% Notes. If any other event of default under the 2025 Indenture occurs and is continuing, the trustee for the 2025 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 5.75% Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2022, we were in compliance with all covenants under the indentures governing the 5.75% Notes.
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
NOTE 13 - LEASES
The Company has leases primarily pertaining to manufacturing facilities, distribution centers, office space, warehouses, automobiles, machinery, computers, and office equipment that expire at various times through June 2035. We have embedded operating leases within certain third-party logistic agreements for certain warehousing and information technology services arrangements and recognized right of use assets identified in the arrangements as part of Operating Lease Assets on the Company’s Consolidated Statement of Financial Position. We elected to exclude certain supply chain contracts that contain embedded leases for manufacturing facilities or dedicated manufacturing lines from our ROU asset and liability calculation based on the insignificant impact to our consolidated financial statements.
The following is a summary of the Company’s leases recognized on the Company’s Consolidated Statement of Financial Position as of September 30, 2022 and 2021:

(in millions)	Line Item	2022	2021
Assets
Operating	Operating lease assets	$82.5	$56.5
Finance	Property, plant and equipment, net	73.4	84.2
Total leased assets		$155.9	$140.7
Liabilities
Current
Operating	Other current liabilities	$25.8	$17.4
Finance	Current portion of long-term debt	8.3	7.9
Long-term
Operating	Long-term operating lease liabilities	56.0	44.5
Finance	Long-term debt, net of current portion	84.4	94.0
Total lease liabilities		$174.5	$163.8

As of September 30, 2022, the Company had no significant commitments related to leases executed that have not yet commenced.
The Company records its operating lease and amortization of finance lease ROU assets within Cost of Goods Sold or Operating Expenses in the Consolidated Statement of Income depending on the nature and use of the underlying asset. The Company records its finance interest cost within interest expense in the Consolidated Statement of Income.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 - LEASES (continued)
The components of lease costs recognized in the Consolidated Statement of Income for the year ended September 30, 2022, 2021, and 2020 are as follows:

(in millions)	2022	2021	2020
Operating lease cost	$26.3	$19.8	$15.6
Finance lease cost
Amortization of leased assets	10.5	11.3	11.8
Interest on lease liability	5.2	5.3	5.7
Variable lease cost	10.8	9.8	9.8
Total lease cost	$52.8	$46.2	$42.9

During the year ended September 30, 2022, 2021, and 2020 the Company recognized income attributable to leases and sub-leases of $2.7 million, $2.3 million, and $2.1 million, respectively. Income from leases and sub-leases is recognized as Other Non-Operating Income on the Consolidated Statement of Income.
The following is a summary of the Company’s cash paid for amounts included in the measurement of lease liabilities recognized in the Consolidated Statement of Cash Flow, including supplemental non-cash activity related to operating leases, for the year ended September 30, 2022, 2021, and 2020:

(in millions)	2022	2021	2020
Operating cash flow from operating leases	$25.3	$20.7	$16.1
Operating cash flows from finance leases	5.1	5.4	5.7
Financing cash flows from finance leases	8.9	12.0	10.6
Supplemental non-cash flow disclosure
Acquisition of operating lease asset through lease obligations	30.4	15.3	23.6

The following is a summary of weighted-average lease term and discount rate at September 30, 2022 and 2021:

	2022	2021
Weighted average remaining lease term
Operating leases	4.5 years	4.6 years
Finance leases	9.7 years	10.4 years
Weighted average discount rate
Operating leases	3.8%	4.3%
Finance leases	5.1%	4.9%

At September 30, 2022, future lease payments under operating and finance leases were as follows:

(in millions)	Finance Leases	Operating Leases
2023	$12.5	$28.4
2024	13.2	18.5
2025	11.9	14.8
2026	11.6	10.2
2027	11.7	6.6
Thereafter	57.9	11.4
Total lease payments	118.8	89.9
Amount representing interest	(26.1)	(8.1)
Total minimum lease payments	$92.7	$81.8

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - DERIVATIVES
Derivative financial instruments are used by the Company principally in the management of its foreign currency exchange rate, raw material price and interest rate exposures. The Company does not hold or issue derivative financial instruments for trading purposes.
Cash Flow Hedges
The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third-party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for Australian Dollars, Canadian Dollars, Euros, Japanese Yen, Pound Sterling or U.S. Dollars. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of products or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in Accumulated Other Comprehensive Income (“AOCI”) and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Consolidated Statements of Income. At September 30, 2022, the Company had a series of foreign exchange derivative contracts outstanding through March 2024. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $11.2 million, net of tax. At September 30, 2022 and 2021, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $289.5 million and $279.9 million, respectively.
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the effective portion of the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The following table summarizes the impact of the effective and ineffective portions of designated hedges and the gain or loss recognized in the Consolidated Statement of Income for the years ended September 30, 2022, 2021 and 2020:

	Gain (Loss) in OCI			Reclassified to Continuing Operations
(in millions)	2022	2021	2020	Line Item	2022	2021	2020
Foreign exchange contracts	$0.2	$0.1	$0.1	Net sales	$0.1	$0.1	$(0.1)
Foreign exchange contracts	30.9	(2.0)	(7.2)	Cost of goods sold	20.1	(9.3)	4.7
Total	$31.1	$(1.9)	$(7.1)		$20.2	$(9.2)	$4.6
During the year ended September 30, 2022, the Company settled certain cash flow hedges prior to their stated maturity that were in place to hedge forecasted U.S. Dollar denominated inventory purchases in exchange for Euros, but were subsequently discontinued due to changes in the Company's forecasted purchasing strategy of finished goods inventory within the EMEA region. As a result, there was a realized gain of $8.2 million during the year ended September 30, 2022 and recognized as a component of Cost of Goods Sold, included in the activity summarized above.
Derivative Contracts Not Designated As Hedges for Accounting Purposes
The Company periodically enters into forward and swap foreign exchange contracts to economically hedge a portion of the risk from third-party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for, among others, Australian Dollars, Canadian Dollars, Euros, Japanese Yen, Mexican Pesos, Colombian Peso, Philippine Pesos, Hungarian Forint, Turkish Lira, Pounds Sterling, Taiwanese Dollars or U.S. Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2022, the Company had a series of forward exchange contracts outstanding through July 2023. At September 30, 2022 and 2021, the Company had $513.7 million and $198.4 million, respectively, of notional value for such foreign exchange derivative contracts outstanding.
The following table summarizes the gain or loss associated with derivative contracts not designated as hedges in the Consolidated Statements of Income for the years ended September 30, 2022, 2021 and 2020.

(in millions)	Line Item	2022	2021	2020
Foreign exchange contracts	Other non-operating expense (income)	$25.6	$(3.2)	$(10.8)
Fair Value of Derivative Instruments
The fair value of the Company’s outstanding derivative instruments in the Consolidated Statements of Financial Position are as follows:

(in millions)	Line Item	2022	2021
Derivative Assets
Foreign exchange contracts - designated as hedge	Other receivables	$14.4	$5.2
Foreign exchange contracts - designated as hedge	Deferred charges and other	0.4	0.9
Foreign exchange contracts - not designated as hedge	Other receivables	7.4	0.7
Total Derivative Assets		$22.2	$6.8
Derivative Liabilities
Foreign exchange contracts - designated as hedge	Accounts payable	$—	$0.1
Foreign exchange contracts - designated as hedge	Other long term liabilities	1.0	—
Foreign exchange contracts - not designated as hedge	Accounts payable	5.0	2.4
Total Derivative Liabilities		$6.0	$2.5

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - DERIVATIVES (continued)
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant for the years ended September 30, 2022 and 2021.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of September 30, 2022, and 2021, there was no cash collateral outstanding. In addition, as of September 30, 2022 and 2021, the Company had no posted standby letters of credit related to such liability positions.
Net Investment Hedge
SBI has €425.0 million aggregate principle amount of 4.00% Notes designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge are recognized as a component of foreign currency translation within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Expense (Income). As of September 30, 2022 and September 30, 2021 the full principal amount was designated as a net investment hedge and considered fully effective. The following summarizes the gain (loss) from the net investment hedge recognized in Other Comprehensive Income for the year ended September 30, 2022, 2021 and 2020, pre-tax:

Gain (Loss) in OCI (in millions)	2022	2021	2020
Net investment hedge	$75.8	$6.2	$(33.0)
Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. During the year ended September 30, 2020, the Company recognized a pre-tax loss of $1.2 million in earnings related to the translation of the undesignated portion of debt obligation. No pre-tax gain (loss) related to the translation of the undesignated portion of debt obligation was recognized in earnings during the years ended September 30, 2022 and 2021.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - EMPLOYEE BENEFIT PLANS
Defined Benefit Plans
The Company has various defined benefit pension plans covering some of its employees. Plans generally provide benefits of stated amounts for each year of service. The Company funds its pension plans in accordance with the requirements of the defined benefit pension plans and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries. The Company sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans, which are not significant in the aggregate. The following tables provide additional information on the pension plans as of September 30, 2022 and 2021:

	U.S. Plans		Non U.S. Plans
(in millions)	2022	2021	2022	2021
Changes in benefit obligation:
Benefit obligation, beginning of year	$71.4	$76.0	$176.1	$158.7
Obligations assumed from acquisition	—	—	—	19.0
Service cost	0.5	0.5	1.2	1.5
Interest cost	1.9	1.8	2.1	2.1
Actuarial (gain) loss	(16.1)	(2.6)	(45.7)	(3.4)
Plan Amendments	—	—	—	0.1
Benefits paid	(4.2)	(4.3)	(4.4)	(5.0)
Foreign currency exchange rate changes	—	—	(28.2)	3.1
Benefit obligation, end of year	53.5	71.4	101.1	176.1
Changes in plan assets:
Fair value of plan assets, beginning of year	69.6	64.6	147.4	120.5
Assets assumed from acquisition	—	—	—	17.2
Actual return on plan assets	(15.2)	9.0	(30.1)	4.6
Employer contributions	0.1	0.3	4.8	6.6
Benefits paid	(4.2)	(4.3)	(4.4)	(5.0)
Foreign currency exchange rate changes	—	—	(24.6)	3.5
Fair value of plan assets, end of year	50.3	69.6	93.1	147.4
Funded Status	$(3.2)	$(1.8)	$(8.0)	$(28.7)
Amounts recognized in statement of financial position
Deferred charges and other	$—	$—	$4.6	$12.4
Other accrued expenses	0.1	0.1	—	—
Other long-term liabilities	3.1	1.7	12.6	41.1
Accumulated other comprehensive loss	10.9	9.4	21.8	43.2
Weighted average assumptions
Discount rate	5.37%	2.70%	3.70 - 5.20%	1.00 - 2.00%
Rate of compensation increase	N/A	N/A	2.75%	2.50%

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - EMPLOYEE BENEFIT PLANS (continued)
The following table summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit plans with projected benefit obligations in excess of plan assets:

	U.S. Plans		Non U.S. Plan
(in millions)	2022	2021	2022	2021
Projected benefit obligation	$53.5	$71.4	$51.8	$106.2
Accumulated benefit obligation	53.5	71.4	49.0	100.6
Fair value of plan assets	50.3	69.6	39.2	65.1
The following table contains the components of net periodic benefit cost from defined benefit plans for the years ended September 30, 2022, 2021 and 2020:

	U.S. Plans			Non U.S. Plans
(in millions)	2022	2021	2020	2022	2021	2020
Service cost	$0.5	$0.5	$0.7	$1.2	$1.5	$1.7
Interest cost	1.9	1.8	2.2	2.1	2.1	1.9
Expected return on assets	(3.2)	(3.7)	(4.1)	(4.0)	(4.0)	(3.8)
Settlements and curtailments	—	—	0.9	—	—	—
Recognized net actuarial loss	0.8	1.4	0.9	2.8	3.4	3.7
Net periodic benefit cost	$—	$—	$0.6	$2.1	$3.0	$3.5
Weighted average assumptions
Discount rate	2.70%	2.46%	3.04%	1.00 - 2.00%	0.70 - 1.75%	0.75 - 1.80%
Expected return on plan assets	5.00%	6.00%	6.50%	0.99 - 4.06%	0.70 - 3.40%	3.07 - 3.40%
Rate of compensation increase	N/A	N/A	N/A	2.50%	2.25%	2.25%
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
Below is a summary allocation of defined benefit plan assets as of September 30, 2022 and 2021:

	U.S. Plans		Non U.S. Plans
Asset Type	2022	2021	2022	2021
Equity Securities	31%	30%	—%	—%
Fixed Income Securities	69%	70%	42%	16%
Other	—%	—%	58%	84%
Total	100%	100%	100%	100%
The fair value of defined benefit plan assets by asset category as of September 30, 2022 and 2021 are as follows:

	September 30, 2022				September 30, 2021
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash & cash equivalents	$0.2	$—	$—	$0.2	$0.6	$—	$—	$0.6
Equity	4.9	6.1	—	11.0	8.1	8.3	—	16.4
Fixed income securities	25.1	8.1	—	33.2	29.6	9.9	—	39.5
Foreign equity	4.4	—	—	4.4	4.8	—	—	4.8
Foreign fixed income securities	—	39.4	—	39.4	—	23.6	—	23.6
Life insurance contracts	—	36.7	—	36.7	—	42.6	—	42.6
Annuity policy	—	—	10.6	10.6	—	—	18.8	18.8
Other	—	7.9	—	7.9	—	70.7	—	70.7
Total plan assets	$34.6	$98.2	$10.6	$143.4	$43.1	$155.1	$18.8	$217.0

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - EMPLOYEE BENEFIT PLANS (continued)
Subsequent to the Armitage acquisition and in accordance with the purchase agreement, the Company purchased a group annuity contract using plan assets and escrow funds withheld as part of the acquisition to cover the projected benefit obligation assumed in the purchase. The transaction represents an annuity buy-in, in accordance with United Kingdom ("UK") pension regulations, where the assets of the plan were invested in a bulk-purchase annuity policy with an insurance company, under which the Company retains both the fair value of the annuity contract and the pension benefit obligations related to this plan. Following the buy-in, individual policies will replace the bulk annuity policy in a buy-out transaction, which is expected to be completed during the year ending September 30, 2023 where the Company would de-recognize the assets and liabilities of the pension plan and realize a settlement gain or loss as a component of the net periodic pension cost. As of September 30, 2022, the fair value of the annuity contract is based on the calculated pension benefit obligation covered (Level 3).
The following benefit payments are expected to be paid:

(in millions)	U.S. Plans	Non U.S. Plans
2023	$4.7	$4.0
2024	4.1	4.3
2025	4.1	4.4
2026	4.2	4.7
2027	4.2	5.3
2028 - 2032	20.2	27.7
Defined Contribution Plans
The Company sponsored defined contribution plans in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations, pursuant to Section 401(k) of the Internal Revenue Code. The Company made discretionary matching contributions of eligible compensation. The Company also sponsors defined contribution plans for eligible employees of certain foreign subsidiaries. Contributions are discretionary and evaluated annually. Aggregate contributions charged to operations, including discretionary amounts, for the years ended September 30, 2022, 2021 and 2020, were $7.4 million, $6.0 million, and $7.1 million, respectively.
NOTE 16 - INCOME TAXES
Income tax expense was calculated based upon the following components of income (loss) from operations before income taxes for the years ended September 30, 2022, 2021 and 2020:

	SBH			SB/RH
(in millions)	2022	2021	2020	2022	2021	2020
United States	$(263.0)	$(147.2)	$(42.0)	$(260.6)	$(143.8)	$(110.8)
Outside the United States	172.7	136.1	16.9	172.7	136.1	16.9
Loss from continuing operations before income taxes	$(90.3)	$(11.1)	$(25.1)	$(87.9)	$(7.7)	$(93.9)
The components of income tax expense for the years ended September 30, 2022, 2021 and 2020 are as follows:

	SBH			SB/RH
(in millions)	2022	2021	2020	2022	2021	2020
Current tax expense:
U.S. Federal	$7.7	$3.0	$0.3	$7.7	$3.0	$0.3
Foreign	24.7	32.6	2.2	24.7	32.6	2.2
State and local	(1.1)	2.4	0.2	(1.1)	2.4	0.2
Total current tax expense	31.3	38.0	2.7	31.3	38.0	2.7
Deferred tax (benefit) expense:
U.S. Federal	(26.5)	(64.8)	9.1	(25.8)	(63.4)	(5.1)
Foreign	(1.2)	5.9	1.1	(1.2)	5.9	1.1
State and local	(16.9)	(5.5)	14.4	(17.2)	(5.5)	15.8
Total deferred tax (benefit) expense	(44.6)	(64.4)	24.6	(44.2)	(63.0)	11.8
Income tax (benefit) expense	$(13.3)	$(26.4)	$27.3	$(12.9)	$(25.0)	$14.5

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - INCOME TAXES (continued)
The following reconciles the total income tax expense, based on the U.S. Federal statutory income tax rate of 21% with the Company’s recognized income tax expense:

	SBH			SB/RH
(in millions)	2022	2021	2020	2022	2021	2020
U.S. Statutory federal income tax benefit	$(19.0)	$(2.3)	$(5.3)	$(18.5)	$(1.6)	$(19.7)
Permanent items	(1.7)	13.9	13.6	(1.7)	13.9	13.6
Goodwill impairment	—	—	2.8	—	—	2.8
Foreign statutory rate vs. U.S. statutory rate	(4.7)	(6.2)	(13.8)	(4.7)	(6.2)	(13.8)
State income taxes, net of federal effect	(8.3)	(8.7)	(0.6)	(8.6)	(8.7)	(3.1)
State effective rate change	1.2	2.6	7.2	1.2	2.6	7.8
UK effective rate change	—	8.2	—	—	8.2	—
GILTI	16.5	4.9	3.7	16.5	4.9	3.7
GILTI impact of retroactive law changes	(3.2)	(18.1)	—	(3.2)	(18.1)	—
Residual tax on foreign earnings	4.8	2.6	6.0	4.8	2.6	6.0
Change in valuation allowance	3.6	(27.1)	9.9	4.3	(27.1)	9.8
Unrecognized tax expense (benefit)	2.2	0.2	(8.5)	2.2	0.2	(8.5)
Share based compensation adjustments	(5.6)	(0.7)	0.1	(5.3)	0.1	0.5
Research and development tax credits	(1.9)	(2.4)	(1.6)	(1.9)	(2.4)	(1.6)
Foreign rate differential on intercompany transfer of intangibles	—	—	4.6	—	—	4.6
Partnership outside basis adjustment	1.2	5.5	5.9	1.2	5.5	5.9
Return to provision adjustments and other, net	1.6	1.2	3.3	0.8	1.1	6.5
Income tax (benefit) expense	$(13.3)	$(26.4)	$27.3	$(12.9)	$(25.0)	$14.5
The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of September 30, 2022 and 2021 are as follows:

	SBH		SB/RH
(in millions)	2022	2021	2022	2021
Deferred tax assets
Employee benefits	$25.9	$36.7	$25.9	$36.6
Inventories and receivables	42.0	25.1	42.0	25.1
Marketing and promotional accruals	16.0	17.0	16.0	17.0
Property, plant and equipment	0.9	0.6	0.9	0.6
Unrealized losses	31.9	19.1	31.9	19.1
Intangibles	11.1	10.0	11.1	10.0
Operating lease liabilities	23.0	25.9	23.0	25.9
Net operating loss and other carry forwards	577.4	563.5	255.6	245.5
Other	29.4	36.1	27.5	32.9
Total deferred tax assets	757.6	734.0	433.9	412.7
Deferred tax liabilities
Property, plant and equipment	18.1	9.4	18.1	9.4
Unrealized gains	24.4	10.5	24.4	10.5
Intangibles	303.3	287.9	303.3	287.9
Operating lease assets	22.4	23.5	22.4	23.5
Investment in partnership	73.7	69.6	73.4	69.3
Taxes on unremitted foreign earnings	2.0	1.8	2.0	1.8
Other	12.0	24.1	12.0	24.0
Total deferred tax liabilities	455.9	426.8	455.6	426.4
Net deferred tax liabilities	301.7	307.2	(21.7)	(13.7)
Valuation allowance	(337.4)	(349.4)	(233.7)	(245.1)
Net deferred tax liabilities, net valuation allowance	$(35.7)	$(42.2)	$(255.4)	$(258.8)
Reported as:
Deferred charges and other	$24.4	$17.3	$23.9	$13.6
Deferred taxes (noncurrent liability)	60.1	59.5	279.3	272.4

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - INCOME TAXES (continued)
On April 4, 2022, the U.S. District Court for the District of Colorado ruled that the IRC Section 245A temporary regulations (“June 2019 Regulations”) adopted by the Treasury Department in June of 2019 were invalid. The ruling is expected to be appealed, and the Company has been advised that similar challenges are ongoing in other U.S. districts. During the year ended September 30, 2022, the Company filed a protective amended U.S. income tax return consistent with the June 2019 Regulations being invalid. The Company has determined that this position is not more likely than not to be upheld and therefore did not record a tax benefit for this amended return for the year ended September 30, 2022. Should the June 2019 Regulations ultimately be found invalid, the Company estimates it would recognize a tax benefit of approximately $67.3 million.
On November 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations (“November 2020 Regulations”) under Internal Revenue Code Sections 245A and 951A related to the treatment of previously disqualified basis under the GILTI regime. The November 2020 Regulations are effective for Fiscal 2022, but the Company can elect to apply them to Fiscal 2018 through Fiscal 2021. The Company expects that the sale of the HHI segment will allow use of tax benefits for years prior to Fiscal 2020 that would have been subject to federal and state tax limitations on the use of carryforwards absent the HHI sale. The Company has satisfied the requirements necessary to apply the Regulations retroactively and had therefore estimated and recorded a benefit of $11.4 million for the impact on years prior to Fiscal 2021 in the year ended September 30, 2021, with a benefit of $5.8 million recorded in the fourth quarter ended September 30, 2021 due to the HHI sale. The Company also expects to apply the Regulations to Fiscal 2021 and has included the impact in Fiscal 2021 income tax expense. The Company completed and filed the amended return implementing these November 2020 Regulations during Fiscal 2022 and recorded an additional $3.2 million tax benefit in the year ended September 30, 2022 for years prior to Fiscal 2020.
On July 20, 2020, Final Regulations were issued under Internal Revenue Code Section 951A relating to the treatment of income that is subject to a high rate of tax under the global intangible low taxed income (“GILTI“) regime (“July 2020 Regulations“). The July 2020 Regulations are effective for Fiscal 2021, but the Company can elect to apply them to Fiscal 2019 and Fiscal 2020. The Company has applied the July 2020 Regulations to Fiscal 2020 and recorded a Fiscal 2020 benefit of $4.4 million. The Company expects that the sale of the HHI segment will allow use of tax benefits for years prior to Fiscal 2020 that would have been subject to federal and state tax limitations on the use of carryforwards absent the HHI sale. The Company implemented the July 2020 Regulations for Fiscal 2019 by filing an amended return. Therefore, a benefit of $6.7 million was recorded for the year ended September 30, 2021.
The Tax Reform Act of December 22, 2017 included a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Company’s $25.1 million mandatory repatriation tax is payable over 8 years. The first payment was due January 2019. As of September 30, 2022, $16.9 million of the mandatory repatriation liability is still outstanding and $2.2 million is due and payable in the next 12 months but will be offset by previous payments and credits.
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
As of September 30, 2022, and 2021, the Company provided $2.0 million and $1.8 million, respectively, of residual foreign taxes on undistributed foreign earnings.
As a result of the June 2019 Regulations and the deemed mandatory repatriation, the Company does not have significant prior year untaxed, undistributed earnings from its foreign operations at September 30, 2022. There were $500.6 million of the Company’s undistributed earnings taxed in the U.S. as a result of the mandatory deemed repatriation that was part of the Tax Reform Act, and the remaining earnings were taxed as a result of the June 2019 Regulations. The Company recorded GILTI inclusions for the tax year ended September 30, 2022 of $78.5 million. The Company estimates it generated untaxed, undistributed foreign earnings due to high-tax exceptions to GILTI inclusions under the Tax Reform Act for the year ended September 30, 2022 of $13.0 million and has cumulative untaxed, undistributed foreign earnings due to high-tax exceptions as of September 30, 2022 of $75.2 million.
As of September 30, 2022, the Company has U.S. federal net operating and capital loss carryforwards (“NOLs”) of $1,382.3 million with a federal tax benefit of $290.3 million and tax benefits related to state NOLs of $77.8 million. These NOLs expire through years ending in 2042. As of September 30, 2022, the Company has $30.0 million of federal research and development credit carryforwards. $0.4 million of the credits expire Fiscal 2023 and the remainder begin expiring in the Company’s fiscal year ending September 30, 2031. As of September 30, 2022, the Company has foreign NOLs of $340.7 million and tax benefits of $83.1 million, which will expire beginning in the Company's fiscal year ending September 30, 2025. During the fiscal year ending September 30, 2021, the Company recorded $324.2 million of additional foreign net operating losses due to a tax-deductible impairment in Luxembourg of subsidiary stock but recorded a full valuation allowance on the tax benefits of those losses since they are expected to expire unused. Certain of the foreign NOLs have indefinite carryforward periods.
A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
The Company has had multiple changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, that subject the Company’s U.S. federal and state NOLs and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change and the effects of subsequent ownership changes (as defined for tax purposes), if any. Due to these limitations, the Company estimates, as of September 30, 2022, that $640.9 million of the total U.S. federal NOLs with a federal tax benefit of $134.6 million and $19.4 million of the tax benefit related to state NOLs will expire unused even if the Company generates sufficient income to otherwise use all of its NOLs. The Company also projects, as of September 30, 2022, that $79.5 million of tax benefits related to foreign NOLs will not be used. The Company has provided a full valuation allowance against these deferred tax assets.
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - INCOME TAXES (continued)
As of September 30, 2022, the valuation allowance is $337.4 million, of which $257.5 million is related to U.S. net deferred tax assets and $79.9 million is related to foreign net deferred tax assets. As of September 30, 2021, the valuation allowance was $349.4 million, of which $253.0 million was related to U.S. net deferred tax assets and $96.4 million is related to foreign net deferred tax assets. As of September 30, 2020, the valuation allowance was $302.5 million, of which $283.6 million is related to U.S. net deferred tax assets and $18.9 million is related to foreign net deferred tax assets. During the year ended September 30, 2022, the Company decreased its valuation allowance for deferred tax assets by $12.0 million of which $4.5 million is related to an increase in valuation allowance against U.S. net deferred tax assets and $16.5 million related to a decrease in the valuation allowance against foreign net deferred tax assets. During the year ended September 30, 2021, the Company increased its valuation allowance for deferred tax assets by $46.9 million, of which $30.6 million was related to a decrease in valuation allowance against U.S. net deferred tax assets and $77.5 million related to an increase in the valuation allowance against foreign net deferred tax assets.
As of September 30, 2022, the Company has recorded $46.2 million of valuation allowance against its U.S. state net operating losses.
The total amount of unrecognized tax benefits at September 30, 2022 and 2021 are $100.9 million and $18.0 million, respectively. If recognized in the future, $100.9 million of the unrecognized tax benefits as of September 30, 2022 will impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2022, and 2021 the Company had $1.4 million and $1.5 million of accrued interest and penalties related to uncertain tax positions. The impact on income tax expense related to interests and penalties for the year ended September 30, 2022 was a net decrease of $0.1 million. There was no impact on income tax expense related to interest and penalties for the years ended September 30, 2021. The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended September 30, 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Unrecognized tax benefits, beginning of year	$18.0	$13.8	$20.7
Gross increase – tax positions in prior period	84.4	4.1	1.0
Gross decrease – tax positions in prior period	(2.9)	(0.2)	(4.4)
Gross increase – tax positions in current period	1.7	1.2	2.4
Settlements	—	(0.2)	(1.6)
Lapse of statutes of limitations	(0.3)	(0.7)	(4.3)
Unrecognized tax benefits, end of year	$100.9	$18.0	$13.8
The $84.4 million increase for unrecognized tax positions relating to prior periods during the year ended September 30, 2022 includes $67.3 million related to the protective amended U.S. tax return filed consistent with the June 2019 Regulations being invalid.
The September 30, 2022 Consolidated Statement of Financial Position for SB/RH Holdings, LLC contains $2.7 million of income taxes receivable from its parent company, calculated as if SB/RH Holdings, LLC were a separate taxpayer.
The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2017 are closed. However, the federal NOLs from the Company’s fiscal years ended September 30, 2012 through December 31, 2015 are subject to Internal Revenue Service examination until the year that such net operating loss carryforwards are utilized, and those years are closed for audit. In addition, certain losses from 2002 to 2010 of entities acquired by the Company were able to be used in Fiscal 2019 and are subject to Internal Revenue Service examination until Fiscal 2019 is closed to audit. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen. As of September 30, 2022, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next twelve months some portion of previously unrecognized tax benefits could be recognized.
NOTE 17 – SHAREHOLDER’S EQUITY
SBH has a share repurchase program that is executed through purchases made from time to time either in the open market or otherwise. On May 4, 2021, the Board of Directors approved a $1 billion common stock repurchase program. The authorization is effective for 36 months. As part of the share repurchase program, SBH purchased treasury shares in open market purchases at market fair value in private purchases from employees or significant shareholders at fair value and through an accelerated share repurchase (“ASR”) agreement with a third-party financial institution. The following summarizes the activity of common stock repurchases under the program for the years ended September 30, 2022, 2021 and 2020:

	2022			2021			2020
(in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	1.4	$97.34	$134.0	0.9	$93.13	$80.3	4.1	$56.97	$230.6
Private Purchases	—	—	—	0.7	66.63	45.5	0.1	62.30	9.2
ASR	—	—	—	—	—	—	2.0	61.47	124.8
Total Purchases	1.4	$97.34	$134.0	1.6	$81.43	$125.8	6.2	$58.57	$364.6
During the fourth quarter ended September 30, 2021, SBH entered into a $150.0 million rule 10b5-1 repurchase plan to facilitate daily market share repurchases through September 16, 2022, until the cap is reached or until the plan is terminated. The Company completed share repurchases under its $150.0 million rule 10b5-1 repurchase plan during the year ended September 30, 2022. On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted into law. The IRA imposes a 1% excise tax on stock repurchases made after December 31, 2022.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SHAREHOLDER’S EQUITY (continued)
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

NOTE 18 – SHARE BASED COMPENSATION
Equity based incentive and performance compensation awards provided to employees, directors, officers and consultants, including the restricted stock units and stock options further discussed below, were issued pursuant to the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan as approved and amended by the Spectrum Legacy stockholders, and the Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan, as approved by the Spectrum stockholders. The following is a summary of the authorized and available shares per the respective plans:

(number of shares, in millions)	Authorized	Available
Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan	7.1	0.2
Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan	1.2	1.2
Compensation costs for share-based payment arrangements are recognized as General and Administrative Expenses on the Consolidated Statements of Income. The following is a summary of the share based compensation expense for the years ended September 30, 2022, 2021 and 2020:

(in millions)	2022	2021	2020
SBH	$10.2	$28.9	$31.8
SB/RH	$9.1	$27.2	$30.5
Restricted Stock Units ("RSUs")
The Company recognizes share based compensation expense from the issuance of RSUs, primarily under its Long-Term Incentive Plan ("LTIP"). RSUs granted under the LTIP include a combination of time-based grants and performance-based grants. Compensation cost is based on the fair value of the awards, as determined by the market price of the Company’s shares of common stock on the designated grant date and recognized on a straight-line basis over the requisite service period of the awards. Time-based RSUs provide for either a three year cliff vesting or graded vesting depending upon the vesting conditions provided by the grant and the performance-based RSUs are dependent upon achieving specified financial metrics (adjusted EBITDA, return on adjusted equity, and/or adjusted free cash flow) by the end of the three year vesting period. The actual number of shares that will ultimately vest for the performance-based RSUs is dependent on the level of achievement of the specified performance conditions upon completion of the designated performance period. The Company assessed the probability of achievement of the performance conditions and recognized expense for the awards based on the probable achievement of such metrics. Additionally, the Company regularly issues individual RSU awards under its equity plan to its Board members and individual employees for recognition, incentive, or retention purposes, when needed, which are primarily conditional upon time-based service conditions, valued based on the fair value of the awards as determined by the market price of the Company's share of common stock on the designated grant price date and recognized as a component of share-based compensation on a straight-line basis over the requisite service period of the award. RSUs are subject to forfeiture if employment terminates prior to vesting with forfeitures recognized as they occur. RSUs have dividend equivalents credited to the recipient and are paid only to the extent the RSU vests and the related stock is issued. RSUs are exercised upon completion of the vesting conditions. Shares issued upon exercise of RSUs are sourced from treasury shares when available.
The Company regularly issues annual RSU grants under its LTIP during the first quarter of the fiscal year. The following is a summary of the RSUs granted during the fiscal year ending September 30, 2022.

	SBH			SB/RH
(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 12 months	0.05	$94.18	$4.8	0.04	$93.37	$3.7
Vesting in more than 12 months	0.08	95.34	8.1	0.08	95.34	8.1
Total time-based grants	0.13	94.90	12.9	0.12	94.71	11.8
Performance-based grants	0.20	95.57	19.4	0.20	95.57	19.4
Total grants	0.33	$95.30	$32.3	0.32	$95.24	$31.2

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 – SHARE BASED COMPENSATION (continued)
The following is a summary of RSU activity for the years ended September 30, 2022, 2021 and 2020:

	SBH			SB/RH
(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Outstanding and nonvested as of September 30, 2019	1.25	$53.58	$67.0	1.22	$53.22	$65.0
Granted	0.90	61.72	55.6	0.88	61.68	54.3
Forfeited	(0.07)	60.79	(4.0)	(0.06)	60.79	(3.9)
Vested and exercised	(0.68)	57.80	(39.3)	(0.66)	57.29	(37.7)
Outstanding and nonvested as of September 30, 2020	1.40	56.41	79.3	1.38	56.33	77.7
Granted	0.59	76.78	44.9	0.56	76.83	43.3
Forfeited	(0.20)	65.52	(13.2)	(0.20)	65.52	(13.2)
Vested and exercised	(0.33)	53.53	(17.8)	(0.30)	52.82	(16.2)
Outstanding and nonvested as of September 30, 2021	1.46	64.00	93.2	1.44	63.85	91.6
Granted	0.33	95.30	32.3	0.32	95.24	31.2
Forfeited	(0.18)	78.90	(13.8)	(0.18)	78.90	(13.8)
Vested and exercised	(0.60)	55.09	(33.4)	(0.60)	54.34	(31.8)
Outstanding and nonvested as of September 30, 2022	1.01	$77.22	$78.3	0.98	$77.03	$77.2
As of September 30, 2022, the remaining unrecognized pre-tax compensation cost associated with outstanding RSUs is $39.6 million for both SBH and SB/RH that would expected to be recognized over a weighted average period of 1.5 years, contingent upon realization of performance goals for performance based grants. If performance goals are not met, compensation cost may be not recognized, and previously recognized compensation cost would be reversed.

Stock Options
All stock options awards are fully vested and exercisable. The Company does not regularly grant new stock option awards and there were no awards granted during the years ended September 30, 2022, 2021 and 2020. Shares issued upon exercise of stock option awards are sourced from treasury shares when available. The following is a summary of outstanding stock option awards during the years ended September 30, 2022, 2021, and 2020:

	Stock Options
(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Vested and exercisable at September 30, 2019	$0.23	$73.51	$4.79
Exercised	(0.01)	52.83	3.55
Vested and exercisable at September 30, 2020	0.22	73.96	4.82
Exercised	(0.06)	52.83	3.55
Vested and exercisable at September 30, 2021	0.16	82.36	5.32
Vested and exercisable at September 30, 2022	$0.16	$82.36	$5.32
No options were exercised during the year ended September 30, 2022. The intrinsic value of share options exercised during the years ended September 30, 2021 and 2020 was $2.5 million and $0.1 million, respectively. Cash received from the options exercises during the years ended September 30, 2021 and 2020 was $3.4 million and $0.3 million, respectively. As of September 30, 2022, the aggregate intrinsic value of outstanding and exercisable options was zero with the remaining contractual term of 2.3 years.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in the components of accumulated other comprehensive income (loss), net of taxes, was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2019	$(215.9)	$4.9	$(62.6)	$(273.6)
Other comprehensive loss before reclassification	(18.5)	(6.2)	(5.2)	(29.9)
Net reclassification for (gain) loss to income from continuing operations	—	(4.6)	4.6	—
Net reclassification for gain to income from discontinued operations	—	(0.4)	(0.3)	(0.7)
Other comprehensive loss before tax	(18.5)	(11.2)	(0.9)	(30.6)
Deferred tax effect	0.1	11.7	(0.3)	11.5
Other comprehensive (loss) income, net of tax	(18.4)	0.5	(1.2)	(19.1)
Adoption of ASU 2018-02	—	(1.8)	2.1	0.3
Sale and deconsolidation of Coevorden operations (Note 3)	8.1	—	—	8.1
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.1	—	—	0.1
Less: other comprehensive income from discontinued operations attributable to non-controlling interest	0.3	—	—	0.3
Other comprehensive (loss) income attributable to controlling interest	(10.7)	(1.3)	0.9	(11.1)
Balance as of September 30, 2020	(226.6)	3.6	(61.7)	(284.7)
Other comprehensive income before reclassification	32.2	0.1	11.7	44.0
Net reclassification for loss to income from continuing operations	—	9.2	4.8	14.0
Net reclassification for loss (gain) to income from discontinued operations	—	0.1	(0.1)	—
Other comprehensive income before tax	32.2	9.4	16.4	58.0
Deferred tax effect	—	(6.6)	(1.6)	(8.2)
Other comprehensive income, net of tax	32.2	2.8	14.8	49.8
Less: other comprehensive income from discontinued operations attributable to non-controlling interest	0.4	—	—	0.4
Other comprehensive income attributable to controlling interest	31.8	2.8	14.8	49.4
Balance as of September 30, 2021	(194.8)	6.4	(46.9)	(235.3)
Other comprehensive (loss) income before reclassification	(72.0)	30.7	18.3	(23.0)
Net reclassification for (gain) loss to income from continuing operations	—	(20.2)	3.6	(16.6)
Net reclassification for gain to income from discontinued operations	—	(2.4)	(0.1)	(2.5)
Other comprehensive (loss) income before tax	(72.0)	8.1	21.8	(42.1)
Deferred tax effect	(20.0)	2.3	(8.9)	(26.6)
Other comprehensive (loss) income, net of tax	(92.0)	10.4	12.9	(68.7)
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	(0.4)	—	—	(0.4)
Less: other comprehensive loss from discontinued operations attributable to non-controlling interest	(0.5)	—	—	(0.5)
Other comprehensive (loss) income attributable to controlling interest	(91.1)	10.4	12.9	(67.8)
Balance as of September 30, 2022	$(285.9)	$16.8	$(34.0)	$(303.1)
The following table presents reclassifications of the gain (loss) on the Consolidated Statements of Income from AOCI for the periods indicated:

(in millions)	2022			2021			2020
	Defined Benefit Pension	Derivative Instruments	Total	Defined Benefit Pension	Derivative Instruments	Total	Defined Benefit Pension	Derivative Instruments	Total
Net Sales	$—	$0.1	$0.1	$—	$0.1	$0.1	$—	$(0.1)	$(0.1)
Cost of goods sold	—	20.1	20.1	—	(9.3)	(9.3)	—	4.7	4.7
Other non-operating expense (income), net	(3.6)	—	(3.6)	(4.8)	—	(4.8)	(4.6)	—	(4.6)
Income from discontinued operations, net of tax	0.1	2.4	2.5	0.1	(0.1)	—	0.3	0.4	0.7
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
Environmental. The Company has realized commitments attributable to environmental remediation activities primarily associated with former manufacturing sites of the Company's HPC segment. In coordination with local and federal regulatory agencies, we have conducted testing on certain sites which have resulted in the identification of contamination that has been attributed to historic activities at the properties, resulting in the realization of incremental costs to be assumed by the Company towards the remediation of these properties and the recognition of an environmental remediation liability. We have not conducted invasive testing at all sites and locations and have identified an environmental remediation liability to the extent such remediation requirements have been identified and are considered estimable. As of September 30, 2022, there was an environmental remediation liability of $8.8 million with $4.7 million included in Other Current Liabilities and $4.1 million included in Other Long-Term Liabilities on the Consolidated Statements of Financial Position. As of September 30, 2021, there was an environmental remediation liability of $11.3 million included in Other Long-Term Liabilities on the Consolidated Statement of Financial Position. The Company’s environmental remediation liabilities are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 5%. Based on current estimates, the expected payments for environmental remediation for the next five years and thereafter at September 30, 2022 are as follows:

(in millions)	Amount
2023	$5.0
2024	2.6
2025	0.4
2026	0.3
2027	0.2
Thereafter	1.8
Total payments	10.3
Amount representing interest	(1.5)
Total environmental obligation	$8.8
The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of September 30, 2022, and 2021, the Company recognized $3.4 million and $3.0 million in product liability, respectively, included in Other Current Liabilities on the Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $0.4 million of warranty accruals as of September 30, 2022 and 2021, included in Other Current Liabilities on the Consolidated Statement of Financial Statement.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20 - COMMITMENTS AND CONTINGENCIES
Product Safety Recall. During the fourth quarter of the year ended September 30, 2022, the HPC segment initiated two voluntary product recalls in collaboration with the U.S. Consumer Product Safety Commission ("CPSC"), suspending sales of the affected products and issuing a stop sale with its customers. The Company has assessed the incremental costs attributable to the recall, including the anticipated returns from customers for existing retail inventory, write-off of inventory on hand, and other costs to facilitate the recall such as notification, shipping and handling, rework and destruction of affected products, as needed, and evaluated the probability of redemption. As a result, the Company recognized $7.5 million in Other Current Liabilities on the Consolidated Statement of Financial Position associated with the costs for the recalls as of September 30, 2022. Additionally, the Company has indemnification provisions that are contractually provided by third-parties for the affected products and as a result the Company has also recognized $4.7 million in Other Receivables on the Consolidated Statement of Financial Position related to recovery from such indemnification provisions. For the year ended September 30, 2022, the Company realized incremental charges of $5.5 million, net of indemnifications, of which $0.5 million was recognized as a reduction in Net Sales for anticipated returns and $4.9 million and $0.1 million as Cost of Goods Sold and General and Administrative Expenses on the Consolidated Statements of Operations for associated costs.
Other. As of September 30, 2022, and 2021, the Company recognized legal reserves at our H&G division of approximately $2.0 million and $3.2 million, respectively, attributable to significant and unusual non-recurring claims with no previous history or precedent, included in Other Current Liabilities on the Consolidated Statement of Financial Position.
NOTE 21 - SEGMENT INFORMATION
The Company identifies its segments based upon the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company manages its continuing operations in three vertically integrated, product-focused reporting segments: (i) GPC, which consists of the Company’s global pet care business; (ii) H&G, which consists of the Company’s home and garden, insect control and cleaning products business and (iii) HPC, which consists of the Company’s global small kitchen and personal care appliances businesses. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for the sales and marketing initiatives and financial results for product lines within the segment. The segments are supported through center-led corporate shared service operations consisting of finance and accounting, information technology, legal and human resource, supply chain and commercial operations.
Net sales relating to the segments for the years ended September 30, 2022, 2021 and 2020 are as follows:

(in millions)	2022	2021	2020
HPC	$1,370.1	$1,260.1	$1,107.6
GPC	1,175.3	1,129.9	962.6
H&G	587.1	608.1	551.9
Net sales	$3,132.5	$2,998.1	$2,622.1
The Chief Operating Decision Maker of the Company uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based compensation costs consist of costs associated with long-term compensation arrangements that generally consist of non-cash stock based compensation. During the years ended September 30, 2021 and 2020, compensation costs included incentive bridge awards previously issued due to changes in the Company's LTIP that allowed for cash based payment upon employee election but do not quality for share based compensation, which were fully vested in November 2020. See Note 18 - Share Based Compensation for further details;
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
•Non-cash gain from the remeasurement of the contingent consideration liability recognized during the year ended September 30, 2022, associated with the Tristar Business acquisition. See Note 4 - Acquisitions for further details;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations;

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 - SEGMENT INFORMATION (continued)
•Gains attributable to the Company’s investment in Energizer common stock. During the year ended September 30, 2021, the Company sold its remaining shares in Energizer common stock. See Note 7 – Fair Value of Financial Instruments for further details;
•Incremental reserves for non-recurring litigation or environmental remediation activity including the proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual nonrecurring claims with no previous history or precedent recognized during the years ended September 30, 2022 and 2021. See Note 20 – Commitments and Contingencies for further detail;
•Early settlement on certain foreign currency cash flow hedges in our EMEA region prior to their stated maturity due to changes in the Company's legal entity organizational structure and forecasted purchasing strategy of HPC finished goods inventory within the region, resulting in the recognition of realized gains during the third quarter ended July 3, 2022, plus the proforma effect of assumed losses following the early settlement date for subsequent settlement periods through the original stated maturities. See Note 14- Derivatives for further details;
•Incremental costs recognized by the HPC segment attributable to the realization of product recalls initiated by the Company during the year ended September 30, 2022. See Note 20 - Commitments and Contingencies for further details;
•Gain on extinguishment of the Salus CLO debt due to the discharge of the obligation during the year ended September 30, 2020;
•Other adjustments primarily attributable to (1) costs associated with Salus as they are not considered a components of the continuing commercial products company (2) other key executive severance related costs; (3) asset write-off for exit of certain GPC brands within China during year ended September 30, 2022, and (4) write-off of cost based investment previously held by the GPC segment during the year ended September 30, 2022. (5) expenses and cost recovery for flood damage at the Company's facilities in Middleton, Wisconsin recognized during the years ended September 30, 2020 (6) foreign currency gains and losses attributable to multicurrency loans for the year ended September 30, 2020, that were entered into with foreign subsidiaries in exchange for the receipt of divestiture proceeds by the parent company and the distribution of the respective foreign subsidiaries’ net assets as part of the GBL and GAC divestitures.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA in relation to the Company’s reportable segments for SBH for the years ended September 30, 2022, 2021, and 2020, is as follows:

SBH (in millions)	2022	2021	2020
HPC	$69.6	$102.6	$92.2
GPC	168.6	212.1	172.0
H&G	86.2	124.0	112.1
Total Segment Adjusted EBITDA	324.4	438.7	376.3
Corporate	41.3	46.9	52.4
Interest expense	99.4	116.5	93.7
Depreciation	49.0	51.9	59.3
Amortization	50.3	65.1	55.3
Share based compensation	10.2	29.4	36.1
Tristar acquisition and integration	24.3	0.1	—
Rejuvenate acquisition and integration	6.8	10.8	—
Armitage acquisition and integration	1.4	10.9	—
Omega production integration	4.6	1.3	—
HHI divestiture	6.3	9.6	—
HPC separation initiatives	19.1	14.2	—
Coevorden operations divestiture	8.8	11.6	5.5
Fiscal 2022 restructuring	9.8	—	—
Global ERP transformation	13.1	4.3	—
GPC distribution center transition	35.8	15.2	—
Global productivity improvement program	5.1	21.2	71.1
Russia closing initiative	1.9	—	—
HPC brand portfolio transitions	1.3	—	—
Other project costs	12.1	7.4	18.1
Unallocated shared costs	27.6	26.9	17.4
Non-cash purchase accounting adjustments	8.3	7.3	—
Gain from remeasurement of contingent consideration liability	(28.5)	—	—
Loss on sale of Coevorden operations	—	—	26.8
Write-off from impairment of intangible assets	—	—	24.2
(Gain) loss on Energizer investment	—	(6.9)	16.8
Legal and environmental	1.5	6.0	—
Salus CLO debt extinguishment	—	—	(76.2)
Early settlement of foreign currency cash flow hedges	(5.1)	—	—
HPC product recall	5.5	—	—
Salus and other	4.8	0.1	0.9
Loss from operations before income taxes	$(90.3)	$(11.1)	$(25.1)

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA in relation to the Company’s reportable segments for SB/RH for the years ended September 30, 2022, 2021, and 2020, is as follows:

SB/RH (in millions)	2022	2021	2020
HPC	$69.6	$102.6	$92.2
GPC	168.6	212.1	172.0
H&G	86.2	124.0	112.1
Total Segment Adjusted EBITDA	324.4	438.7	376.3
Corporate	39.9	44.9	47.5
Interest expense	99.8	116.8	93.2
Depreciation	49.0	51.9	59.3
Amortization	50.3	$65.1	55.3
Share and incentive based compensation	9.1	27.7	34.8
Tristar acquisition and integration	24.3	0.1	—
Rejuvenate acquisition and integration	6.8	10.8	—
Armitage acquisition and integration	1.4	10.9	—
Omega production integration	4.6	1.3	—
HHI divestiture	6.3	9.6	—
HPC separation initiatives	19.1	14.2	—
Coevorden operations divestiture	8.8	11.6	5.5
Fiscal 2022 restructuring	9.8	—	—
Global ERP transformation	13.1	4.3	—
GPC distribution center transition	35.8	15.2	—
Global productivity improvement program	5.1	21.2	71.1
Russia closing initiative	1.9	—	—
HPC brand portfolio transitions	1.3	—	—
Other project costs	12.1	7.4	18.1
Unallocated shared costs	27.6	26.9	17.4
Non-cash purchase adjustment	8.3	7.3	—
Gain from remeasurement of contingent consideration liability	(28.5)	—	—
Loss on sale of Coevorden operations	—	—	26.8
Write-off from impairment of intangible assets	—	—	24.2
(Gain) loss on Energizer investment	—	(6.9)	16.8
Legal and environmental	1.5	6.0	—
Gain on early settlement of cash flow hedges	(5.1)	—	—
HPC Product Recall	5.5	—	—
Other	4.5	0.1	0.2
Loss from operations before income taxes	$(87.9)	$(7.7)	$(93.9)
Other financial information relating to the segments of SBH and SB/RH are as follows for the years ended September 30, 2022, 2021 and 2020 and as of September 30, 2022 and 2021:

Depreciation and amortization (in millions)	2022	2021	2020
HPC	$28.7	$44.0	$35.2
GPC	37.4	39.2	44.4
H&G	18.6	19.2	20.4
Total segments	84.7	102.4	100.0
Corporate and shared operations	14.6	14.6	14.6
Total depreciation and amortization	$99.3	$117.0	$114.6

Capital expenditures (in millions)	2022	2021	2020
HPC	$11.6	$9.3	$10.7
GPC	17.7	18.6	14.5
H&G	8.2	3.6	3.5
Total segment capital expenditures	37.5	31.5	28.7
Corporate and shared operations	26.5	12.1	15.4
Total capital expenditures	$64.0	$43.6	$44.1

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 - SEGMENT INFORMATION (continued)

	SBH		SB/RH
Segment total assets (in millions)	2022	2021	2022	2021
HPC	$1,231.0	$879.4	$1,231.0	$879.4
GPC	1,461.8	1,456.9	1,461.8	1,456.9
H&G	846.5	853.1	846.5	853.1
Total segment assets	3,539.3	3,189.4	3,539.3	3,189.4
Corporate and shared operations	419.6	341.0	505.1	418.3
Total assets	$3,958.9	$3,530.4	$4,044.4	$3,607.7

Net sales SBH and SB/RH for the years ended September 30, 2022, 2021 and 2020 and long-lived asset information as of September 30, 2022 and 2021 by geographic area are as follows:

Net sales to external parties - Geographic Disclosure (in millions)	2022	2021	2020
United States	$1,901.6	$1,750.8	$1,627.4
Europe/MEA	820.0	877.8	683.9
Latin America	243.3	193.4	147.9
Asia-Pacific	108.5	112.0	101.8
North America - Other	59.1	64.1	61.1
Net sales	$3,132.5	$2,998.1	$2,622.1

Long-lived assets - Geographic Disclosure (in millions)	2022	2021
United States	$279.7	$234.3
Europe/MEA	52.8	64.4
Latin America	3.2	3.8
Asia-Pacific	10.6	14.2
Total long-lived assets	$346.3	$316.7

NOTE 22 - EARNINGS PER SHARE – SBH
Basic earnings per share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that would occur if share-based awards were converted into common shares that then shared in the net income of the entity available to common shareholders, as long as their effect is not antidilutive. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of potentially diluted share-based awards. The Company uses the treasury stock method to reflect dilution of restricted stock units. Performance based restricted stock units are excluded if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the years ended September 30, 2022, 2021 and 2020, are as follows:

(in millions, except per share amounts)	2022	2021	2020
Numerator
Net (loss) income from continuing operations attributable to controlling interest	$(77.2)	$15.1	$(52.7)
Income from discontinued operations attributable to controlling interest	148.8	174.5	150.5
Net income attributable to controlling interest	$71.6	$189.6	$97.8
Denominator
Weighted average shares outstanding - basic	40.9	42.7	44.7
Dilutive shares	—	0.5	—
Weighted average shares outstanding - diluted	40.9	43.2	44.7
Earnings per share
Basic earnings per share from continuing operations	$(1.89)	$0.35	$(1.18)
Basic earnings per share from discontinued operations	3.64	4.09	3.37
Basic earnings per share	$1.75	$4.44	$2.19
Diluted earnings per share from continuing operations	$(1.89)	$0.35	$(1.18)
Diluted earnings per share from discontinued operations	3.64	4.04	3.37
Diluted earnings per share	$1.75	$4.39	$2.19
Weighted average number of anti-dilutive shares excluded from denominator	0.2	—	0.2

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BRANDS HOLDINGS, INC.

By:	/s/ David M. Maura
David M. Maura
Chief Executive Officer and Chairman of the Board
DATE: November 22, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ David M. Maura David M. Maura	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Jeremy W. Smeltser Jeremy W. Smeltser	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Leslie L. Campbell Leslie L. Campbell	Director

/s/ Joan Chow Joan Chow	Director

/s/ Sherianne James Sherianne James	Director

/s/ Gautam Patel Gautam Patel	Director

/s/ Terry L. Polistina Terry L. Polistina	Director

/s/ Hugh R. Rovit Hugh R. Rovit	Director

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB/RH HOLDINGS, LLC By: Spectrum Brands Holdings, Inc., its Sole Member

By:	/s/ David M. Maura
David M. Maura
Chief Executive Officer and Director
DATE: November 22, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sole Member of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ David M. Maura David M. Maura	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Jeremy W. Smeltser Jeremy W. Smeltser	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Leslie L. Campbell Leslie L. Campbell	Director

/s/ Joan Chow Joan Chow	Director

/s/ Sherianne James Sherianne James	Director

/s/ Gautam Patel Gautam Patel	Director

/s/ Terry L. Polistina Terry L. Polistina	Director

/s/ Hugh R. Rovit Hugh R. Rovit	Director

EXHIBIT INDEX

Exhibit 2.1
Agreement and Plan of Merger, dated as of February 24, 2018, by and among Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.), Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.), HRG SPV Sub I, Inc. and HRG SPV Sub II, LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on February 26, 2018 (File No. 001-4219)) (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request).

Exhibit 2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of June 8, 2018, by and among Spectrum Brands Holdings, Inc., HRG Group, Inc., HRG SPV Sub I, Inc. and HRG SPV Sub II, LLC (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on July 13, 2018 (File No. 001-4219)).

Exhibit 2.3
Acquisition Agreement, dated as of November 15, 2018, by and among Spectrum Brands Holdings, Inc. and Energizer Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 19, 2018 (File No. 001-4219)) (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request).

Exhibit 2.4
Amended and Restated Acquisition Agreement, dated as of November 15, 2018, by and between Energizer Holdings, Inc. and Spectrum Brands Holdings, Inc. (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc on November 19, 2018 (File No. 001-4219) (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request).

Exhibit 2.5
Asset and Stock Purchase Agreement, dated as of September 8, 2021, by and between Spectrum Brands, Inc. and ASSA ABLOY AB (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on September 8, 2021 (File No. 001-4219) (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request).

Exhibit 2.6
Amendment No. 1 to Asset and Stock Purchase Agreement dated as of July 14, 2022, by and between Spectrum Brands, Inc. and ASSA ABLOY AB (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on July 14, 2022 (File No. 001-4219) (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request).

Exhibit 3.1
Amended and Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a HRG Group, Inc.) on July 13, 2018 (File No. 001-4219).

Exhibit 3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporate of the Registrant, filed with the Secretary of State of the State of Delaware on August 3, 2021 (incorporated here in by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 3, 2021 (File No. 001-4219)).

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

Exhibit 10.2
First Amendment to Amended and Restated Credit Agreement, dated as of March 3, 2021 (to the Amended and Restated Credit Agreement dated as of June 30, 2020), by and among the Company, SB/RH Holdings, Royal Bank of Canada, as the administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands).

Exhibit 10.3
Second Amendment to Amended and Restated Credit Agreement, dated as of December 10, 2021 (to the Amended and Restated Credit Agreement dated as of June 30, 2020) by and among the Company, SB/RH Holdings, the guarantors party thereto, the lenders party thereto from time to time, and Royal Bank of Canada, as the administrative agent. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands on February 4, 2022 (File No. 001-4219)).

Exhibit 10.4
Third Amendment to Amended and Restated Credit Agreement, dated as of February 3, 2022 (to the Amended and Restated Credit Agreement dated as of June 30, 2020), by and among the Company, SB/RH Holdings, Royal Bank of Canada, as the administrative agent, the guarantors party thereto and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands on February 18, 2022 (File No. 001-4219)).

Exhibit 10.5
Fourth Amendment to Amended and Restated Credit Agreement, dated as of November 17, 2022 (to the Amended and Restated Credit Agreement dated as of June 30, 2020), by and among the Company, SB/RH Holdings, Royal Bank of Canada, as the administrative agent, the guarantors party thereto and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands on November 18, 2022 (File No. 001-4219)).

Exhibit 10.6
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

Exhibit 10.7
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

Exhibit 10.8+
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

Exhibit 10.11+
Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc.) on August 7, 2020 (File No. 333- 242343).

Exhibit 10.12+
Amended and Restated Employment Agreement dated April 25, 2018, by and between Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David M. Maura (filed by incorporation by reference to Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on May 1, 2018 (File No. 001-34757)).

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

Exhibit 10.15+
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

Exhibit 10.16+*	Separation Agreement, dated as of August 30, 2022, by and between Spectrum Brands Holdings, Inc. and Randal D. Lewis.
Exhibit 10.17+
Letter Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Rebeckah Long. (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group,Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.18+
Severance Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Rebeckah Long. (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.18+*	Separation Agreement, dated as of August 30, 2022, by and between Spectrum Brands Holdings, Inc. and Rebeckah Long.
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