Form 10-K/A
period 2022-09-30
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2023-01-26
CIK 109177, 1592706

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
As of January 1, 2023, there were outstanding 41,000,607 shares of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.

Auditor Name: KPMG, LLP	Auditor Location: Milwaukee, Wisconsin	Auditor Firm ID: 185
SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form
10-K
and has therefore omitted the information otherwise called for by Items 10 to 13 of Form
10-K
as allowed under General Instruction I(2)(c).
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC are filing this Amendment No. 1 (this “Form 10-K/A”) to their Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (“Fiscal 2022”) that was filed with the Securities and Exchange Commission (“SEC”) on November 22, 2022 (the “Original Form 10-K”) for the sole purpose of including certain of the information required by Part III of Form 10-K. As required by Rule
12b-15,
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

Our Board of Directors

In accordance with our Third Restated By-Laws (our “By-Laws”) and our Amended and Restated Certificate of Incorporation (our “Charter”), our Board currently consists of seven members that are currently divided into three classes (designated as Class I, Class II and Class III, respectively). At our 2021 annual stockholders’ meeting in August of 2021, our stockholders approved an amendment to our Charter to declassify our Board. We expect to complete the declassification process at our 2024 annual stockholders meeting. Pursuant to such charter amendment (i) our Class I directors stood for election at 2022 annual meeting and will stand for election for one-year terms thereafter, (ii) our current Class II directors would stand for election at our 2023 annual meeting and would stand for election for one-year terms thereafter, (iii) our current Class III directors would stand for election at our 2024 annual meeting and would stand for election for one-year terms thereafter and (iv) beginning in 2024, all directors would stand for election for one-year terms at the 2024 annual meeting.

Our Nominating and Corporate Governance Committee (“NCG Committee”) considers and chooses nominees for our Board with the primary goal of presenting a diverse and well-qualified slate of candidates who will serve the interests of our Company and our shareholders, taking into account the attributes of each candidate’s professional skillset and credentials, as well as gender, age, ethnicity and personal background. In evaluating nominees, our NCG Committee reviews each candidate’s background and assesses each candidate’s independence, skills, experience and expertise based upon a number of factors. We seek directors with the highest professional and personal ethics, integrity and character who have experience at the governance and policy-making level in their respective fields. Our NCG Committee reviews the professional background of each candidate to determine whether each candidate has the appropriate experience and ability to effectively make important decisions as a member on our Board. Our NCG Committee also determines whether a candidate’s skills and experience complement and enhance the collective skills and experience of our existing Board members.

Director Skills and Experiences

Our directors collectively represent a robust and diverse set of skills and experience, which we believe positions our Board and its committees well to effectively oversee the execution of our business strategy and to advance the interests of the Company and its stakeholders. The following table summarizes some of the key categories of skills and experience of our current directors:

Skills & Experience	# of Directors
Accounting/Auditing	⬛⬛⬛⬛⬛⬛☐
Business Operations	⬛⬛⬛⬛⬛⬛⬛
Consumer Products	⬛⬛⬛⬛⬛⬛☐
Corporate Governance	⬛⬛⬛⬛⬛⬛☐
Corporate Strategy & Business Development	⬛⬛⬛⬛⬛⬛⬛
Ethics/Corporate Social Responsibility	⬛⬛⬛⬛⬛⬛⬛
Executive Leadership & Management	⬛⬛⬛⬛⬛⬛☐
Finance/Capital Management & Allocation	⬛⬛⬛⬛⬛☐☐
Human Resources & Compensation	⬛⬛⬛⬛⬛☐☐
International Business Experience	⬛⬛⬛⬛⬛⬛⬛
Marketing/Sales or Brand Management	⬛⬛⬛⬛⬛☐☐
Mergers & Acquisitions	⬛⬛⬛⬛⬛⬛⬛
Public Company Board Experience	⬛⬛⬛⬛⬛⬛⬛
Public Company Executive Experience	⬛⬛⬛⬛⬛☐☐

We are committed to ensuring that female and minority candidates are among the pool of individuals from which new Board nominees are selected. We have steadily advanced this objective by appointing to our Board a number of candidates, all of whom are from a diverse background. As of the date of this report, we are proud to have the benefit of a skilled and multifaceted Board, the majority of which is composed of female and diverse background members.

Director Diversity as Group

Our Entire Board	Our Independent Directors

Director Diversity by Individual

Name	Gender	Asian / South Asian	Black / African American	White / Caucasian
Sherianne James	F		✓
Leslie L. Campbell	M		✓
Joan Chow	F	✓
Hugh R. Rovit	M			✓
Gautam Patel	M	✓
David M. Maura	M			✓
Terry L. Polistina	M			✓

Board & Committee Composition

The names of our seven current directors and their respective classes, ages, Board tenures and committee memberships are each set forth in the following table:

				Committee Membership[3]
Name	Class[1]	Age	Tenure[2]	A	C	NCG
Sherianne James Independent Director	I	54	2018		○	●
Leslie L. Campbell Independent Director	I	62	2021	○
Joan Chow Independent Director	I	62	2021	○
Hugh R. Rovit Independent Director	II	62	2018	○		○
Gautam Patel Independent Director	II	50	2020	●	○
David M. Maura Executive Chairman	III	50	2018
Terry L. Polistina Lead Independent Director	III	59	2018		●	○

1)

The term of our Class I and Class II directors expires at our 2023 annual stockholders meeting. The term of our Class III directors expires at our 2024 annual stockholders meeting; thereafter, the term of all our director will expire annually.

2)

Tenure represents service on the Board of the Company following the merger on July 13, 2018 of HRG Group, Inc. (now known as Spectrum Brands Holdings, Inc.) with its majority owned subsidiary, Spectrum Brands Legacy, Inc. (formerly known as Spectrum Brands Holdings, Inc.) (“SPB Legacy”).

3)	Committee membership: A = Audit Committee, C = Compensation Committee, NCG = NCG Committee; • indicates committee Chair, ○ indicates committee member.

Director Biographies

Set forth below are biographies for each of our directors, accompanied by descriptions of some of their key skills and experiences. The absence of any given category of key skills or experiences from the list preceding a director’s biography does not necessarily signify a lack of qualification in any such category.

Class I Directors

Sherianne James	Class I Director

Independent Director since: October 2018

Age: 54

Race/Ethnicity: African American

Gender: Female

Assignments/Committees:

•   NCG Committee (Chair)

•   Compensation Committee

Key Skills/Experience:

•   Business Operations

•   Consumer Products

•   Corporate Governance

•   Corporate Strategy & Business Development

•   Ethics/Corporate Social Responsibility

•   Executive Leadership & Management

•   International Business Experience

•   Marketing/Sales or Brand Management

•   Mergers & Acquisitions

•   Public Company Executive Experience

•   Public Company Board Experience

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

Leslie L. Campbell	Class I Director

Independent Director since: April 2021

Age: 62

Race/Ethnicity: African American

Gender: Male

Assignments/Committees:

•   Audit Committee

Key Skills/Experience:

•   Accounting/Auditing

•   Business Operations

•   Consumer Products

•   Corporate Strategy & Business Development

•   Ethics/Corporate Social Responsibility

•   Executive Leadership & Management

•   Finance/Capital Management & Allocation

•   International Business Experience

•   Marketing/Sales or Brand Management

•   Mergers & Acquisitions

•   Public Company Board Experience

•   Technology/Cyber-Security

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

Joan Chow	Class I Director

Independent Director since: April 2021

Age: 62

Race/Ethnicity: Asian

Gender: Female

Assignments/Committees:

•   Audit Committee

Key Skills/Experience:

•   Accounting/Auditing

•   Business Operations

•   Consumer Products

•   Corporate Governance

Joan Chow was appointed to our Board in April 2021. From February 2016 until October 2021, Ms. Chow served as Chief Marketing Officer of the Greater Chicago Food Depository. From 2007 to August 2015, Ms. Chow was the Executive Vice President and Chief Marketing Officer at ConAgra Foods, Inc. ConAgra Foods, now known as Conagra Brands, is one of North America’s leading packaged food companies. Prior to joining ConAgra in 2007, Ms. Chow was employed for nine years with Sears Holdings Corporation in various marketing positions of increasing responsibility, having served as Senior Vice President/Chief Marketing Officer of Sears Retail immediately prior to taking the position with ConAgra. Prior to that, she served in executive positions with Information Resources Inc. and Johnson & Johnson Consumer Products, Inc. Ms. Chow is a director at Energy Recovery, Inc., where she is on the

•   Corporate Strategy & Business Development

•   Ethics/Corporate Social Responsibility

•   Executive Leadership & Management

•   Human Resources & Compensation

•   International Business Experience

•   Marketing/Sales or Brand Management

•   Mergers & Acquisitions

•   Public Company Board Experience

•   Public Company Executive Experience

Audit and Compensation Committees, and is a director at High Liner Foods, where she is on the Audit Committee. She has previously served as Chair of the Compensation Committee and a member of the Governance Committee at Welbilt Inc., and as a director of The Manitowoc Company, RC2 Corporation and Feeding America. Ms. Chow has extensive leadership experience in retail and consumer packaged goods marketing, advertising, branding, consumer insights, and digital/social marketing and human resources matters. Ms. Chow has an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. with distinction from Cornell University. Ms. Chow currently serves as a member of our Audit Committee.

Class II Directors

Hugh R. Rovit	Class II Director

Independent Director since: July 2018

Age: 62

Race/Ethnicity: Caucasian

Gender: Male

Assignments/Committees:

•   Audit Committee

•   NCG Committee

Key Skills/Experience:

•   Accounting/Auditing

•   Business Operations

•   Consumer Products

•   Corporate Governance

•   Corporate Strategy & Business Development

•   Ethics/Corporate Social Responsibility

•   Executive Leadership & Management

•   Finance/Capital Management & Allocation

•   Human Resources & Compensation

•   International Business Experience

•   Marketing/Sales or Brand Management

•   Mergers & Acquisitions

•   Public Company Board Experience

•   Public Company Executive Experience

Hugh R. Rovit was appointed to our Board in July 2018. From June 2010 until July 2018, Mr. Rovit served as one of the directors of Spectrum Legacy. Prior to that time, he served as a director of SBI from August 2009 to June 2010. Mr. Rovit is currently Chief Executive Officer of MISSION, a global leader in cooling and heat-relief solutions. Mr. Rovit previously served as Chief Executive Officer of S’well, Inc., a global manufacturer and marketer of reusable stainless-steel bottles and accessories from February 2020 until its sale to a strategic competitor in March 2022. Prior to that, Mr. Rovit served as Chief Executive Officer of Ellery Homestyles, a leading supplier of branded and private label home fashion products to major retailers, offering curtains, bedding, throws and specialty products, from May 2013 until its sale in September 2018 to a strategic competitor. Previously, Mr. Rovit served as Chief Executive Officer of Sure Fit Inc., a marketer and distributor of home furnishing products from 2006 until its sale to a strategic competitor in December 2012 and was a Principal at turnaround management firm Masson & Company from 2001 through 2005. Previously, Mr. Rovit held the positions of Chief Financial Officer of Best Manufacturing, Inc., a manufacturer and distributor of institutional service apparel and textiles, from 1998 through 2001 and Chief Financial Officer of Royce Hosiery Mills, Inc., a manufacturer and distributor of men’s and women’s hosiery, from 1991 through 1998. Mr. Rovit is also a director of GSC Technologies, Inc. and previously served as a director of PlayPower, Inc., Nellson Nutraceuticals, Inc., Kid Brands Inc., Atkins Nutritional, Inc., Oneida, Ltd., Cosmetic Essence, Inc., Xpress Retail and Twin Star International. Mr. Rovit received his B.A. degree from Dartmouth College and has an MBA from Harvard Business School. Mr. Rovit is a member of our Audit Committee and NCG Committee.

Gautam Patel	Class II Director

Independent Director since: October 2020

Age: 50

Race/Ethnicity: Asian

Gender: Male

Assignments/Committees:

•   Audit Committee (Chair)

•   Compensation Committee

Key Skills/Experience:

•   Accounting/Auditing

•   Business Operations

•   Corporate Governance

•   Corporate Strategy & Business Development

•   Ethics/Corporate Social Responsibility

•   Finance/Capital Management & Allocation

•   Human Resources & Compensation

•   International Business Experience

•   Mergers & Acquisitions

•   Public Company Board Experience

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

Class III Directors

David M. Maura	Class III Director
CEO & Chair Director since: July 2018 Age: 50 Race/Ethnicity: Caucasian Gender: Male	David M. Maura was appointed our Executive Chairman and our Chief Executive Officer in July 2018. Previously, he had served as the Executive Chairman, effective as of January 2016, and as Chief Executive Officer, effective as of April 2018, of SPB Legacy. Prior to such appointment, Mr. Maura served as non-executive Chairman of the board of directors of SPB Legacy since July 2011 and served as interim Chairman and as one of the directors of SPB Legacy since June 2010. Mr. Maura

Assignments/Committees: None.

Key Skills/Experience:

•   Accounting/Auditing

•   Business Operations

•   Consumer Products

•   Corporate Governance

•   Corporate Strategy & Business Development

•   Ethics/Corporate Social Responsibility

•   Executive Leadership & Management

•   Finance/Capital Management & Allocation

•   Human Resources & Compensation

•   International Business Experience

•   Mergers & Acquisitions

•   Public Company Board Experience

•   Public Company Executive Experience

•   Risk Management & Oversight

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

Mr. Maura served as Chairman, President and Chief Executive Officer of Mosaic Acquisition Corp., a special purpose acquisition company, from October 2017 to January 2020, when the company merged with Vivint Smart Home, Inc. (“Vivint”). Mr. Maura served as an outside director on Vivint’s board until March 2020 when he resigned from the board of Vivint. He previously served on the boards of directors of Ferrous Resources, Ltd., Russell Hobbs and Applica. Mr. Maura received a B.S. degree in business administration from Stetson University and is a CFA charterholder.

Terry L. Polistina	Class III Director
Independent Director since: July 2018 Age: 59 Race/Ethnicity: Caucasian Gender: Male Assignments/Committees: • Lead Independent Director • Compensation Committee (Chair) • NCG Committee

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

Key Skills/Experience:

•   Accounting/Auditing

•   Business Operations

•   Consumer Products

•   Corporate Governance

•   Corporate Strategy & Business Development

•   Ethics/Corporate Social Responsibility

•   Executive Leadership & Management

•   Finance/Capital Management & Allocation

•   Government Relations / Public Policy

•   Human Resources & Compensation

•   International Business Experience

•   Marketing/Sales or Brand Management

•   Mergers & Acquisitions

•   Public Company Board Experience

•   Public Company Executive Experience

•   Risk Management & Oversight

Mr. Polistina served as Chief Operating Officer at Applica from 2006 to 2007 and Chief Financial Officer from 2001 to 2007, at which time Applica combined with Russell Hobbs. Mr. Polistina previously served as a director of privately held Entic, Inc. Mr. Polistina received an undergraduate degree in finance from the University of Florida and holds an MBA from the University of Miami. Mr. Polistina is the Chair of our Compensation Committee, is a member of our NCG Committee and serves as the Lead Independent Director of the Board.

Our Executive Officers

Our executive officers serve at the discretion of our Board. Our Board selected each of our executive officers because his or her background provides each executive with the experience and skillset geared toward helping us succeed in our business strategy. Our management team is composed of experienced executives from diverse backgrounds who focus on the performance of our Company to drive long-term outcomes. We are proud to have the benefit of individuals with diverse backgrounds on our executive team, and we are committed to promoting candidates from a diverse backgrounds as we select new executive officers.

Included in the discussion below is information regarding our executive officers who do not serve as directors of our Company. See “Our Board of Directors” above for certain information regarding David Maura, our only director-employee.

Jeremy W. Smeltser

Executive Vice President, Chief Financial Officer (November 2019 to Present)

Age: 48

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

Ehsan Zargar

Executive Vice President, General Counsel & Corporate Secretary (October 2018 to Present)

Age: 45

Race/Ethnicity: Asian (Middle Eastern)

Gender: Male

Ehsan Zargar was appointed our Executive Vice President, General Counsel and Corporate Secretary on October 1, 2018. Mr. Zargar is responsible for the Company’s legal, environmental, social and governance, health and safety, insurance and real estate functions. In addition, Mr. Zargar takes a leading role in negotiating and implementing the Company’s M&A, capital markets and other strategic activities. Previously, Mr. Zargar also led the Company’s executive compensation program. From June 2011 until July 2018, Mr. Zargar held a number of increasingly senior positions with HRG Group, a publicly-listed acquisition company, including serving as its Executive Vice President and Chief Operating Officer from January 2017 until July 2018, as its General Counsel since April 2015 and as Corporate Secretary since February 2012. During his time at HRG Group, Mr. Zargar took a leading role in setting, negotiating and implementing HRG Group’s M&A, capital markets and other strategic activities. Mr. Zargar has extensive experience serving on private and public boards and committees of portfolio companies, including setting and overseeing senior management compensation programs. From August 2017 until July 2018, Mr. Zargar served as a director of SPB Legacy. From November 2006 to June 2011, Mr. Zargar worked in the New York office of Paul, Weiss, Rifkind, Wharton & Garrison LLP. Previously, Mr. Zargar practiced law at another major law firm focusing on general corporate matters. Mr. Zargar received a law degree from Faculty of Law at the University of Toronto and a B.A. from the University of Toronto.

Randal D. Lewis

Former Executive Vice President, Chief Operating Officer (October 2018 to December 2022)

Age: 56

Race/Ethnicity: Caucasian

Gender: Male

Randal D. Lewis was appointed our Chief Operating Officer in October 2018 and Executive Vice President in September 2019 and resigned from Spectrum in December 2022. He has direct responsibility for all operating divisions. Mr. Lewis was previously the President of our Global Consumer Division from March 2018, which included our Global Auto Care, Global Pet Care and Home & Garden business units. Prior to that, he was President of our Pet, Home & Garden business unit since November 2014. Previous to that, he was Senior Vice President and General Manager of our Home & Garden business since January 2011. From April 2005 to January 2011, Mr. Lewis served as our Home & Garden business’s Vice President, Manufacturing and Vice President, Operations. Prior to that, Mr. Lewis held various leadership roles from October 1997 to April 2005 with the former owners of United Industries Corporation, which is now owned by the Company, and from January 1989 to October 1997 Mr. Lewis worked at Unilever. Mr. Lewis earned a B.S. degree in mechanical engineering from the University of Illinois, Urbana-Champaign.

Rebeckah Long

Former Senior Vice President, Chief Human Resources Officer (September 2019 to December 2022)

Age: 48

Race/Ethnicity: Caucasian

Gender: Female

Rebeckah Long was appointed our Senior Vice President, Global Human Resources in September 2019 and was promoted to Senior Vice President and Chief Human Resources Officer in November 2021 and has direct responsibility for consistent delivery and execution of the Human Resources function globally. Ms. Long resigned from Spectrum in December 2022. Ms. Long previously served as Vice President of Global Human Resources of Spectrum Brands since April 2019. Prior to that, she was Human Resource Business Partner for several business divisions within Spectrum Brands since March 2008, with a focus on talent strategy and organizational effectiveness. Prior to joining Spectrum Brands, she was the Regional Human Resources Manager for United Rentals, Inc. from June 2000 to February 2008 and was responsible for the integration of over 25 businesses into the United Rentals portfolio. Ms. Long earned a B.S. degree in economics from Illinois State University.

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

Meetings of Independent Directors

The Company generally holds executive sessions at each Board and committee meeting. In his capacity as our Lead Independent Director, Mr. Polistina presides over executive sessions of the entire Board, and the Chair of each committee presides over the executive sessions of that committee.

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

Audit Committee

Our Audit Committee has been established in accordance with Section 303A.06 of the NYSE Rules and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the purpose of overseeing the Company’s accounting and financial reporting processes and audits of our financial statements. Our Audit Committee is responsible for monitoring (i) the integrity of our financial statements, (ii) our independent registered public accounting firm’s qualifications and independence, (iii) the performance of our internal audit function and independent auditors and (iv) our compliance with legal and regulatory requirements. The responsibilities and authority of our Audit Committee are described in further detail in the Charter of the Audit Committee, as adopted by our Board in July 2018, a copy of which is available at our website www.spectrumbrands.com under “Investor Relations—Corporate Governance Documents.”

The current members of our Audit Committee are Gautam Patel (Chair), Joan Chow, Leslie L. Campbell and Hugh R. Rovit. Our Board has determined that all members of our Audit Committee qualify as “audit committee financial experts” as defined in the rules promulgated by the SEC in furtherance of Section 407 of the Sarbanes-Oxley Act of 2002. Our Board has determined that all members of our Audit Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Rules, Section 10A(m)(3)(B) of the Exchange Act and Exchange Act Rule 10A-3(b).

Compensation Committee

Our Compensation Committee is responsible for (i) overseeing our compensation and employee benefits plans and practices, including our executive compensation plans and our incentive compensation and equity-based plans, (ii) evaluating and approving the performance of our Executive Chairman and CEO and other executive officers in light of those goals and objectives and (iii) reviewing and discussing with management our compensation discussion and analysis disclosure and compensation committee reports in order to comply with our public reporting requirements. The responsibilities and authority of our Compensation Committee are described in further detail in the Charter of the Compensation Committee, as adopted by our Board in November 2020, a copy of which is available at our website www.spectrumbrands.com under “Investor Relations—Corporate Governance Documents.”

The current members of our Compensation Committee are Terry L. Polistina (Chair), Sherianne James and Gautam Patel. Our Board has determined that all members of our Compensation Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Rules.

NCG Committee

Our NCG Committee is responsible for (i) identifying and recommending to our Board individuals qualified to serve as our directors and on our committees of our Board, (ii) advising our Board with respect to board composition, procedures and committees, (iii) developing and recommending to our Board a set of corporate governance principles applicable to the Company and (iv) overseeing the evaluation process of our Board, the committees of the Board, the individual directors and our Executive Chairman and CEO. The responsibilities and authority of our NCG Committee are described in further detail in the Charter of the NCG Committee, as adopted by our Board in July 2018, a copy of which is available at our website www.spectrumbrands.com under “Investor Relations—Corporate Governance Documents.”

The current members of our NCG Committee are Sherianne James (Chair), Terry L. Polistina and Hugh R. Rovit. Our Board has determined that all members of our NCG Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Rules.

Board and Committee Activities

During Fiscal 2022, our Board held a total of nine meetings and acted by unanimous written consent on one occasion. Our Audit Committee held a total of four meetings during Fiscal 2022. Our Compensation Committee held nine meetings during Fiscal 2022. Our NCG Committee held five meetings during Fiscal 2022.

During Fiscal 2022, all of our directors attended 100% of the meetings of the Board and committees on which they served.

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

Anti-Hedging Policy

The Company believes it is improper and inappropriate for our directors, officers, employees and certain of their family members (each, a “Subject Person”) to engage in hedging, short-term or speculative transactions involving the Company’s securities. Our anti-hedging policy, which we further strengthened during Fiscal 2019, applies to all Subject Persons. The Company prohibits Subject Persons from engaging in (i) derivative, speculative, hedging or monetization transactions in Company securities (including, but not limited to, any trading on derivatives (such as swaps, forwards and/or futures) of Company securities that allow a stockholder to lock in the value of Company securities in exchange for all or part of the potential upside appreciation in the value of such stock), (ii) short sales (i.e., selling stock the Subject Person does not own and borrowing shares to make delivery) or (iii) buying or selling puts, calls, options or other derivatives in respect of Company securities.

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

To memorialize this commitment, effective January 29, 2013, our Board, upon the recommendation of our Compensation Committee, established stock ownership and retention guidelines (the “SOG”) applicable to the Company’s directors, NEOs and all other officers of the Company and its subsidiaries with a level of Vice President or above (such officers and our NEOs, our “Covered Officers”). Effective January 1, 2020, the Company improved and enhanced the SOG to further align it with best practices by: (i) increasing our directors’ and Covered Officers’ retention requirement from 25% to 50% of their net after-tax shares received under awards granted until they reach their required stock ownership under the SOG; and (ii) extending the applicable time period for our directors and Covered Officers to achieve the minimum ownership requirements to five years from the date of eligibility or promotion. Even when the required stock ownership is obtained, all NEOs are subject to an additional stock retention requirement requiring them to retain at least 50% of their net after-tax shares of Company stock received under awards for one year after the date of vesting.

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

•	As required by any other applicable law, regulation or regulatory requirement.

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

In addition, the Company maintains an information security program that supports the security, confidentiality, integrity and availability of our information technology systems. In connection with such program, the Board is briefed by management on information security matters and employees receive information security awareness training. In the past three years, we have not experienced an information security breach and we maintain an appropriate information security risk insurance policy.

Environmental, Social and Governance Matters

We are committed to further enhancing our environmental, social and governance (“ESG”) efforts and recognize the impact our business has on our communities and the world. We believe in making a positive difference in the communities in which we live and work and strive to discharge our corporate social responsibilities from a global perspective and throughout every aspect of our operations, consistent with our focus on creating value for all of our stakeholders over the long term. Our decisions regarding business strategy, operations and resource allocation are guided by this purpose and are rooted in our core values. Our Board recognizes the negative effect that poor environmental practices and human capital management may have on us and our returns. Accordingly, our Board considers and balances the impact on the environment, people and the communities of which we are a part in deciding how to operate our business. Our Board receives periodic reports regarding our risk exposure and risk mitigation efforts in these areas.

We are committed to operating our business with all stakeholders in mind and with a view toward long-term sustainability and value creation, even as our business and society face a variety of existing and emerging challenges. We leverage our expertise, along with external partners, to help address these challenges. While our corporate social responsibility commitments address many areas, we focus on four key priorities: product and content safety, environmental sustainability, human rights and ethical sourcing and diversity and inclusion.

•

Product & Content Safety – Product safety is essential to upholding our consumers’ trust and expectations, and we embed quality and safety processes into every product we deliver. This includes embracing our responsibility to create safe, high-quality products and marketing them responsibly. In fiscal 2022, to better reflect our focus on product and content safety, we launched a corporate product safety training program globally, which allowed us to further enhance our commitment to product safety.

•

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

We are proud of our efforts to further promote environmentally sustainable practices and have aligned our objectives against three industry frameworks, which will be used to help identify future goals for our environmental sustainability efforts: (i) Sustainability Accounting Standards Board (“SASB”); (ii) Global Reporting Initiative (“GRI”); and (iii) Climate Disclosure Project (“CDP”).

•

Human Rights & Ethical Sourcing – Treating people with fairness, dignity and respect and operating ethically in our supply chain are part of our core values. We demonstrate these deep beliefs in the way we treat our employees and in the expectations and requirements we have of those with whom we do business. We work with our third-party factories and licensees to ensure all products are manufactured in safe and healthy environments and the human rights of workers in our supply chain are being respected. To these ends, we review the suppliers who provide materials, products or services to Spectrum Brands and expect them to abide by our Supplier Code of Conduct, uphold our Code of Business Conduct and Ethics and comply with our Conflict Minerals Policy.

•

Employee Health and Safety – We are committed to the environmental health and safety (“EHS”) of our employees. We continuously strive to maintain our strong safety performance as we continue to grow our business around the globe. The keys to our EHS success are a workforce that is engaged, a management team who supports and invests in employee safety and the leadership of our skilled EHS team. In the last several years, the team has added dedicated EHS professionals to individual sites to train employees and ensure compliance with applicable safety standards and regulations. The team hosts regular meetings to share information and discuss best practices across plants.

•

Employee Wellness and Talent Development – We encourage our employees to “Speak Up,” “Be Accountable,” “Take Action,” and “Grow Talent,” promote innovation, trust, accountability and collaboration. The result is a work environment that encourages the well-being of our employees holistically: mind and body. We are also committed to developing our future leaders at every level. Our talent processes start with understanding what current and future talent is needed to deliver business goals, followed by a talent review process to assist managers with evaluating talent. Learning and development is a critical part of creating our culture of high performance, innovation and inclusion. We believe in transparency, accountability and inclusion, and performance and development plans ensure that managers and employees have conversations about career aspirations, mobility, developmental goals and interests, inclusion and work environment.

•

Diversity & Inclusion – We believe that supporting equality and promoting inclusion across our business and society makes the world a better place for all. We know that the more inclusive we are as a company, the stronger our business will be. We support the personal and professional growth of our diverse worker base, with a goal of positively impacting their lives and well-being.

To further these efforts, we engaged a third-party consultant to provide counsel, training and cultural development actions and ideas to help us make progress on our plan to make our workplace and communities even more inclusive. We have a U.S. Diversity, Equity and Inclusion Advisory Council, comprised of employees with diverse backgrounds and perspectives who advocate and advise on ways to advance the diversity, equity and inclusion (“DEI”) dialogue and drive meaningful cultural change at the company. We implemented leadership training for our senior leaders across the Company on the topic of authentic diversity and leadership. This training focused on leaders having the confident ability to bring their authentic selves to their workplace and workplace relationships, which is intended to promote and foster a thriving DEI space for all our employees and stakeholders.

We continue to focus on communications that feature diverse voices across our company and provide information on topics important to our employee population, such as mental health, different holiday celebrations, gender pronouns and female leadership.

The physical, emotional and financial well-being of our employees is paramount and is especially important given the unique challenges our communities have faced the last few years. We will continue our DEI efforts to make progress on enhancing our work environment to attract and retain diverse talent that can help us achieve our business goals and better serve our customers and consumers.

We have promoted our efforts to enhance our existing environmental sustainability programs. We have invested substantial internal resources and engaged experienced and reputable outside advisors to assist us through this process and evaluate environmental sustainability trends, issues and concerns that could affect the Company’s ongoing ESG and sustainability efforts. Consistent with our Company-wide mission statement “To Make Living Better at Home,” we identified our environmental sustainability vision statement to be “Committing to a process of continuous improvement for the benefit of our consumers, customers, employees, investors and the planet by integrating ESG into everything we do.”

Our Board has adopted, among other things, (i) an Environmental Policy, which sets forth our commitment to the health and safety of our employees and protection of the environment across our global operations; (ii) a Human Rights Policy, which sets forth our commitment to respect and promote human rights, including the protection of minority groups’ rights and women’s rights, in furtherance of the guidance set forth in, among others, the Universal Declaration of Human Rights, UN Guiding Principles on Business and Human Rights, the International Labor Organizations Declaration on Fundamental Principles and Rights at Work and the Organization for Economic Cooperation and Development for Multinational Enterprises; (iii) a Global Energy and Greenhouse Gas (GHG) Policy, which sets forth our commitment to the protection of the environment, preservation of natural resources and the effective management and reduction of energy and GHGs by, among other things, identifying opportunities for purchasing direct, renewable energy in key markets and requiring energy considerations when making investments for major renovations and new capital equipment and major construction; and (iv) a Global Environmental, Social and Governance Policy, which sets forth our commitment to ESG.

Related-Person Transactions Policy

Our Board has adopted a written policy for the review, approval and ratification of transactions that involve related persons and potential conflicts of interest. See “Certain Relationships and Related Transactions” for discussion of this policy and disclosure of our related-person transactions.

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

Governance Documents Availability

We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics for directors, officers and employees, Code of Ethics for the Principal Executive and Senior Financial Officers, Director Resignation Policy, Board Diversity Policy, Global ESG Governance Policy, Global Energy and Greenhouse Gas Policy, Human Rights Policy, Environmental Policy, Charter, By-laws, Audit Committee Charter, Compensation Committee Charter and NCG Committee Charter on our website www.spectrumbrands.com under “Investor Relations—Corporate Governance Documents.” We intend to disclose any amendments to, and, if applicable, any waivers of, these governance documents on that section of our website. These governance documents are also available in print without charge to any stockholder of record that makes a written request to the Company. Inquiries must be directed to the Investor Relations Department at Spectrum Brands Holdings, Inc., 3001 Deming Way, Middleton, WI 53562.

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

Director Compensation Table for Fiscal 2022

Under our director compensation program, during each fiscal year, each non-employee director receives an annual grant of RSUs equal to that number of shares of the Company’s common stock with a value on the date of grant of $125,000. Additionally, each director is eligible to receive an annual cash retainer of $105,000 which is paid quarterly. The Lead Independent Director (Mr. Polistina) receives an additional annual cash retainer of $40,000 and an additional annual equity retainer amount of $20,000. Directors are permitted to make an annual election to receive all of their director compensation (including for service on committees of our Board) in the form of Company stock in lieu of cash. For Fiscal 2022, the grants of RSUs were made on December 15, 2021. All such RSUs vested on October 1, 2022. For Fiscal 2022, compensation for service on the standing committees of our Board, was paid in an annual amount as follows below.

Committee	Chair Annual Retainer	Member Annual Retainer
Audit	$20,000	N/A
Compensation	$15,000	N/A
NCG	$15,000	N/A

The table set forth below, together with its footnotes, provides information regarding compensation paid to our directors in Fiscal 2022.

Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards(3)(4)	All Other Compensation(5)	Total
Leslie L. Campbell	$73,500	$148,231	$644	$222,375
Joan Chow	$105,000	$118,352	$533	$223,885
Sherianne James	$0	$232,048	$4,741	$236,789
Gautam Patel	$0	$236,801	$4,452	$241,253
Terry L. Polistina	$160,000	$137,366	$2,806	$300,172
Hugh R. Rovit	$0	$217,884	$4,452	$222,336

(1)	This table includes only directors who received compensation during Fiscal 2022.
(2)

Amounts reflected in this column include the annual retainer fees and committee Chair fees paid in cash to the applicable director during Fiscal 2022. Ms. James and Messrs. Patel and Rovit elected to take all of their retainer in stock in lieu of cash. Mr. Campbell elected to take 30% of the retainer in stock in lieu of cash.

(3)

Amounts in this column represent the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. The value was computed by multiplying the number of shares underlying the stock award by the closing price per share of the Company’s common stock on each grant date (or, as applicable, the last trading date immediately prior to the grant date if the grant date fell on a date when the New York Stock Exchange was closed), which was $97.01 for grants made on December 15, 2021. The directors received the following number of RSUs, which vested on October 1, 2022: Mr. Campbell, 1,528; Ms. Chow, 1,220; Ms. James, 2,392; Mr. Patel, 2,441; Mr. Polistina, 1,416; and Mr. Rovit, 2,246.

(4)

As of September 30, 2022, Mses. Chow and James held 1,220 and 2,392 outstanding unvested RSUs, respectively, and Messrs. Campbell, Patel, Polistina and Rovit held 1,528, 2,441, 1,416 and 2,246 outstanding unvested RSUs, respectively.

(5)	Reflects dividend equivalents paid on RSUs which vested during Fiscal 2022 and which were not factored into the grant date fair value of the RSUs.

Compensation Committee Interlocks and Insider Participation

The current members of our Compensation Committee are Terry L. Polistina (Chair), Sherianne James and Gautam Patel. During Fiscal 2022, none of the members of our Compensation Committee were an officer or employee of the Company. In addition, during Fiscal 2022, none of our executive officers served as a member of the compensation committee of any other entity that has one or more executive officers serving on our Board or our Compensation Committee.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (the “CD&A”) section summarizes our general philosophy with respect to the compensation of our CEO, CFO and our three most highly paid executive officers in Fiscal 2022 (collectively, our “named executive officers” or “NEOs”). This CD&A provides an overview and analysis of the compensation programs and policies for our NEOs, the material compensation decisions made by our Compensation Committee under such programs and policies and the material factors considered by the Compensation Committee in making those decisions. The discussion below is intended to help you understand the detailed information provided in our executive compensation tables and put that information into context within our overall compensation philosophy.

Fiscal 2022 Named Executive Officers

Our NEOs for Fiscal 2022 are identified in the table below.

David M. Maura	Chief Executive Officer and Executive Chairman
Jeremy W. Smeltser	Executive Vice President and Chief Financial Officer
Ehsan Zargar	Executive Vice President, General Counsel and Corporate Secretary
Randal D. Lewis	Former Executive Vice President and Chief Operating Officer
Rebeckah Long	Former Senior Vice President and Chief Human Resources Officer

In the past eighteen months, faced with an increasingly difficult economic environment, we have taken a number of measures to maintain and expand our revenues and reduce our costs. In connection with those cost reduction efforts, Mr. Lewis and Ms. Long were terminated without cause as our Executive Vice President and Chief Operating Officer and our Senior Vice President and Chief Human Resources Officer, respectively, as further described under “Executive Compensation Tables—Termination and Change in Control Provisions” below, and each ceased to be an employee on December 31, 2022.

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

During Fiscal 2022:

•

We have taken decisive actions in a year where the macro-economic environment has been volatile. We came into the year with strong demand and a constrained supply environment, which resulted in high cost inflation and planned price adjustments implemented throughout the year. Subsequent headwinds were realized with consumer demand declining in the second half of the year due to the easing of global COVID restrictions, the Russia-Ukraine war and increased inflation, leading to high retail customer inventory levels and lower replenishment orders. In response, we have taken a number of actions, including among other things initiating cost reduction actions such as eliminating positions and reducing non-critical spending, and increased actions to drive consumer spending such as discounts and promotions.

•

We continued to focus on long-term strategy and growth in support of our strategic shift to a consumer staples business. In connection with those efforts, we have continued to progress the closing of the sale of our Hardware and Home Improvement (“HHI”) division for $4.3 billion by vigorously defending against DOJ’s petition to block the closing of that transaction. We remain confident that we will prevail in this litigation and close the transaction during the second calendar quarter of 2023. We have bolstered our Global Appliance business in order to provide it with scale, efficiency and sufficient size and separated that business from our remaining business in order to prepare it for a potential spin or other strategic transaction.

•

Despite these significant headwinds, as a result of our proactive measures, we were able to achieve record net sales of $3,133 million, including record net sales by our Global Pet Care (“GPC”) and Home & Personal Care (“HPC”) businesses of $1,175 million and $1,370 million, respectively.

•	At the end of the 2022 fiscal year, the Company had a cash balance of $243.7 million and $342.4 million available on our cash flow revolver.

•

Proforma net leverage at the end of the 2022 fiscal year was 5.4 times. In order to ensure flexibility in our operations until the closing of the sale of HHI, we proactively entered into an amendment to our credit agreement to temporarily increase our maximum consolidated leverage ratio permitted from 6.0 to 1.0 to be no greater than 7.0 to 1.0 until the earliest of (i) September 29, 2023, or (ii) 10 business days after the closing of the HHI divestiture or the receipt of the related termination fee.

•

After completing a number of substantial and transformative changes, we were well-positioned entering Fiscal 2023, notwithstanding the challenges posed by the COVID-19 pandemic, supply chain disruptions, inflation on both our supply chain and customer base and a challenging economic environment. Some of these transformative changes and important accomplishments are summarized below under three broad categories: (i) management team and Board member composition, (ii) corporate governance and (iii) strategic and long-term growth.

•

We continued our transformational changes in corporate governance practices, as demonstrated through increased Board diversity representation on our Board, our implementation of a diversity, equity and inclusion program for employees, and our continued advancement of ESG initiatives.

Management and Board Member Composition

We are very proud of our management team, which includes a top notch, talented and stable leadership team to deliver financial performance and execute our growth strategy.

Our Board believes that the Company and its stakeholders are benefited by a highly skilled board with a significant variety of expertise and experiences and diversity across race, gender and ethnicity. On April 12, 2021, we appointed Joan Chow and Leslie Campbell, each an independent, highly qualified and diverse background candidate, to our Board. These appointments were made in response to shareholder feedback and in furtherance of the Board’s commitment to advancing our Board’s knowledge base and skill set and advancing diversity and gender inclusion. As part of the Company’s shareholder engagement program and its commitment to improved corporate governance, the Board previously adopted a Board Diversity Policy, which is further described on page 16 of this Form 10-K/A.

We believe that our senior management team and Board provide a skillset that aligns with our going forward operating model and business strategy and has contributed to the success we had in Fiscal 2022 and that we envision in upcoming years.

We have also advanced our aim of promoting diversity and are proud that over one-half of our board members come from diverse backgrounds, over one-quarter of our Board is composed of female members and our five NEOs for Fiscal 2022 include a woman and an executive from a diverse background.

Corporate Governance Best Practices

We are proud that our corporate governance practices are regularly updated to reflect best practices, such as appointing a lead independent director, increasing diversity among our Board and executive team, declassifying our Board (which is underway and will be fully completed by our 2024 annual stockholders meeting), appointing independent directors as a majority of the Board, having fully independent Audit, Compensation and NCG committees of the Board and having an independent compensation consultant. We have also adopted or strengthened a number of our corporate governance policies, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics for directors, officers and employees, Code of Ethics for the Principal Executive and Senior Financial Officers, Director Resignation Policy, our related person transaction policy, our anti-hedging policy, our anti-pledging policy and our stock ownership policy.

We have also continued our efforts to promote our ESG initiatives by adopting a number of new policies and procedures, including adopting a new Global ESG Governance Policy and Global Energy and Greenhouse Gas Policy and further strengthening our Environmental Policy and Human Rights Policy. See “Directors, Executive Officers and Corporate Governance-Corporate Governance-Our Practices and Policies”.

Strategy and Long-Term Growth

The focus of our strategic goals are:

•	Investing internally for organic growth, which generates our highest return on investment

•	Strengthening our brands through consumer insights, research and development, innovation and advertising and marketing to drive vitality and profitable organic growth

•	Returning capital to our shareholders via dividends and opportunistic share repurchases

•	Disciplined M&A activity as we pursue accretive strategic acquisitions that are synergistic or help drive additional value creation

While the impacts of COVID-19 and supply chain disruptions over the past two years are creating extreme volatility in the year-over-year and quarter-to-quarter comparisons of our businesses, overall we believe that consumer demand remains positive in our categories and the strong performance of our brands continues to drive growth.

Fiscal 2022 Executive Compensation Overview

Our Fiscal 2022 executive compensation program includes base salary, annual bonus (MIP) and long-term bonus (LTIP) program. We believe that our executive compensation program is in-line with our peers, and the components are designed after taking into account feedback from shareholders, based on our robust outreach efforts. During Fiscal 2022, our NEOs’ base salaries and annual bonus targets remained the same as in Fiscal 2021, other than for Mr. Smeltser and Ms. Long whose annual base salaries (along with LTIP amounts) were increased for Fiscal 2022. Mr. Smeltser’s increase was to align to the median of the Company’s peer group. Ms. Long’s increase was in connection with a merit-based promotion and increased responsibility.

Our Compensation Governance Best Practices

We have adopted significant policies with respect to our executive compensation programs, which help to further align our executives’ interests with those of our shareholders.

What We Do

✓  We maintain an independent Compensation Committee with an ongoing review of our compensation philosophy and practices.

✓  We consider the voting results of our annual advisory vote on executive compensation, and in the most recent annual advisory vote, we received broad support in favor of our compensation practices.

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

✓  We maintained our robust compensation alignment policies through our (i) stock ownership guidelines that require 50% of the net after-tax portion of our directors’, NEOs’ and other Covered Officers’ shares must be retained to satisfy our stock ownership requirements; (ii) robust anti-hedging policy; and (iii) robust anti-pledging policy.

✓  We provide reasonable post-employment provisions and have post-employment restrictive and executive cooperation covenants.

✓  We strongly align pay and performance by placing 87.9% of our CEO’s ongoing compensation opportunity and 78.7% (on average) of our other current NEOs’ ongoing compensation opportunities at risk and earned on the basis of Company performance.

✓  We have a robust clawback policy that requires forfeiture or recoupment upon an accounting or financial restatement or certain other acts resulting in financial loss, reputation damage or other similar adverse impacts to the Company, as described in greater detail under the section titled “Compensation Clawback Policy.”

✓  For new employment agreements entered into during Fiscal 2019 and thereafter, we have provided that upon termination of employment any performance-based awards are forfeited.

✓  70% of our equity-based awards and 74% to 79% of our regular incentive compensation are based on achievement of performance. The remainder is time-based equity that is still subject to market risk.

✓  We continued to differentiate the performance metrics of our annual and long-term bonus programs. Starting in fiscal 2023, our MIP has three equally-weighted performance metrics (Adjusted EBITDA, Net Sales and Adjusted Average Inventory Turns) and our LTIP has three equally-weighted performance metrics (Adjusted EBITDA, Adjusted Free Cash Flow and Adjusted Return on Equity).

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

X  We do not provide excessive perquisites, and our NEOs do not participate in defined benefit pension plans or nonqualified deferred compensation plans.

X  We do not guarantee minimum bonuses to our NEOs.

X  We do not pay any dividends on unearned and unvested equity awards, unless and until earned and vested. Our 2020 Equity Plan further enhanced this practice by explicitly prohibiting the payment of dividends on unvested equity awards.

Shareholder Engagement

Our Board takes its management oversight responsibilities seriously. Our key values are predicated on strong and effective governance, independent thought and decision-making and a commitment to driving shareholder value. We received support from our shareholders with a vote of approximately 82% in favor of our executive compensation at our 2022 Annual Meeting. As discussed below, we highly value the input of our shareholders and took this into account as we designed our programs.

What we learn through our ongoing engagements is regularly shared with our Board and incorporated into our disclosures, plans and practices, as deemed appropriate.

Moreover, we are committed to robust shareholder engagement, which is an embedded part of our investor relations and governance programs. We maintain a consistent and proactive approach to communicating with our shareholders, including our quarterly earnings calls, holding non-deal road shows and participating in both equity and debt conferences on a regular basis. Conversations throughout the year led by our executive management team are supplemented by an annual outreach dedicated to corporate governance, executive compensation and corporate responsibility topics. In addition, each year during proxy season we take the following actions:

•

We engage the proxy solicitation firm, Okapi Partners, to (i) assist in a robust shareholder outreach process to discuss our go-forward strategies and (ii) facilitate the opportunity for shareholders to individually and directly engage with certain members of management.

•	We engage in discussions with a major proxy advisory firm as necessary to understand its perspective on our compensation programs and best practices generally in executive compensation programs.

•	We reach out to our top shareholders to discuss and engage in dialogue with our shareholders with respect to our Company, including our corporate governance and compensation practices.

We continue to engage in rigorous shareholder outreach and do so to understand shareholder views and input on a variety of matters.

Compensation Overview and Philosophy

Our compensation programs are administered by our Compensation Committee. In Fiscal 2022, these programs were based on our “pay-for-performance” philosophy in which variable compensation represents a majority of an executive’s potential compensation. The variable incentive compensation programs continued our focus on the Company-wide goals of increasing growth and earnings, maximizing free cash flow generation and building for superior long-term shareholder returns. Each year, the Compensation Committee and the Company, along with the assistance of an independent compensation consultant, go through a thoughtful process to review risks and opportunities applicable to the Company.

In establishing our compensation programs for Fiscal 2022, our Compensation Committee continued to partner with WTW as independent compensation consultant and evaluated the compensation programs with reference to a peer group of 14 companies, as outlined in the section below, “Role of Committee-Retained Consultants.”

Background on Compensation Considerations

Our Compensation Committee pursued several objectives in determining our executive compensation programs for Fiscal 2022:

•	To attract and retain highly qualified executives for the Company and in each of our business segments.

•	To align the compensation paid to our executives with our overall corporate business strategies while leaving the flexibility necessary to respond to changing business priorities and circumstances.

•	To align the interests of our executives with those of our shareholders and to reward our executives when they perform in a manner that creates value for our shareholders.

In order to pursue these objectives, our Compensation Committee:

•	Considered the advice of WTW on executive compensation issues and program design, including advice on the corporate compensation program as it compared to our peer group companies.

•	Conducted an annual review of total compensation for each NEO, including the compensation and benefit values offered to each executive and other compensation factors.

•	Consulted with our CEO and other members of senior management with regard to compensation matters and met in executive session without management to evaluate management’s input.

•	Solicited comments and concurrence from other Board members regarding its recommendations and actions.

•	Considered the feedback of our shareholders and the Say on Pay vote results.

Philosophy on Performance-Based Compensation

Our Fiscal 2022 executive compensation programs were designed so that, at target levels of performance, a significant portion of the value of each NEO’s annual compensation (which varies by individual) would be based on the achievement of Company-wide Fiscal 2022 performance objectives. In approving these programs, our Compensation Committee concluded that a combination of annual fixed base pay and incentive-based pay provided our NEOs with an appropriate mix of cash compensation and equity-based compensation.

For Fiscal 2022, the percentage of ongoing target annual compensation that was at-risk (that is, variable cash compensation and equity awards) for our CEO was 87.9% and for the other current NEOs was 78.7% as a group. The chart below sets forth the percentage of target compensation that was fixed compared to at-risk for the CEO and the other current NEOs as a group.

To highlight the alignment of the incentive plans with shareholder interests, our ongoing annual and long-term incentive programs (whether equity or cash-based) in Fiscal 2022 were predominantly performance-based with (i) our MIP being 100% performance-based and (ii) the three-year LTIP being 70% performance-based.

Our pay-for-performance philosophy is shown by the fact that no payments under the MIP were made for Fiscal 2022 performance, and that our Fiscal 2020 LTIP PSUs (which were based on three-year performance from Fiscal 2020-2022) paid out below target, each as shown below.

Only our base salaries and 30% of our three-year LTIP grants do not vary based on our NEOs’ performance. For each of our NEOs, these non-performance-based amounts are set forth in agreements with the executives as described in “—Executive Compensation Tables—Termination and Change in Control Provisions—Executive-Specific Provisions regarding Employment, Termination and Change in Control—Agreements with NEOs,” and are subject to annual review and potential increase by our Compensation Committee.

All components of our NEOs compensation are determined by our Compensation Committee considering the executive’s performance, current market conditions, the Company’s financial condition at the time such compensation levels are determined, compensation levels for similarly situated executives with other companies, experience level and the duties and responsibilities of such executive’s position.

Our Compensation Decision Making Process

Our Compensation Committee engages in a robust process in making compensation decisions. In Fiscal 2022, our Compensation Committee retained WTW as its independent consultants to assist in formulating and evaluating executive and director compensation programs.

In addition, our Compensation Committee consulted with our CEO regarding the Company’s compensation plans and performance targets, however, our CEO did not participate in any discussions with respect to his own compensation. From time to time, our Compensation Committee also consulted with other senior executives of our Company and outside counsel.

WTW provided advice on the executive compensation implications of changes to our business (including our Global Productivity Improvement Plan, demand and supply interruptions), our corporate governance and compensation structure and the philosophy of our executive compensation plans. During Fiscal 2022, our Compensation Committee periodically requested WTW to:

•	Provide comparative market data for our peer group and other groups on request, with respect to compensation matters.

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

•	Advise our Compensation Committee on compensation matters and management proposals with respect to compensation matters.

•	Assist in the preparation of our Compensation Discussion and Analysis disclosure and related matters.

•	On request, participate in meetings of our Compensation Committee.

In order to encourage an independent viewpoint, our Compensation Committee and its members (i) had access to WTW at any time without management present and (ii) consulted from time to time with each other, other non-management members of our Board and WTW without management present.

WTW, with input from management and our Compensation Committee, developed a peer group of companies based on a variety of criteria, including type of business, revenue, assets and market capitalization. The composition of this peer group is reviewed annually and, if appropriate, revised, based on changes in business orientation of peer group companies, changes in financial size or performance of the Company and the peer group companies and any mergers, acquisitions, spin-offs or bankruptcies of the companies in the peer group or changes at our Company. WTW reviewed this peer group and confirmed that there were no changes for Fiscal 2022. The peer group utilized consisted of the following 14 companies:

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

In accordance with SEC rules, our Compensation Committee considered the independence of WTW including an assessment of the following factors: (i) other services provided to the Company by each consultant, (ii) fees paid by the Company as a percentage of the consulting firm’s total revenue, (iii) policies or procedures maintained by WTW that are designed to prevent conflicts of interest, (iv) any business or personal relationships between the individual consultants involved in the engagement and any member of our Compensation Committee, (v) any Company stock owned by individual consultants involved in the engagement and (vi) any business or personal relationships between our executive officers and the consultants or the individual consultants involved in the engagement. Our Compensation Committee has concluded that no conflicts of interest prevented WTW from independently advising our Compensation Committee during Fiscal 2022. WTW received $116,054 for executive and director compensation consulting in Fiscal 2022. WTW also provided consulting services relating to our health and benefit plans during Fiscal 2022, for which it received approximately $138,644. The Compensation Committee reviewed these additional consulting services, while considering the potential effects on WTW’s independence.

Compensation Elements

In Fiscal 2022, the compensation for our NEOs primarily consisted of the components set forth below. In determining the compensation package for each NEO or in making any subsequent changes, our Compensation Committee considers the market conditions at the time such compensation levels were determined, the Company’s financial condition at the time such compensation levels were determined, compensation levels for similarly situated executives at other companies, experience level and the duties and responsibilities of such executive’s position.

Base Salary

Purpose:	• Forms basis for competitive compensation package, which may be increased from time to time.

Operation:	• Base salary reflects competitive market conditions, individual performance and internal parity

Performance Measures:

•  Performance of the individual is considered by the Compensation Committee, which is advised by its independent compensation consultant, when setting and reviewing base salary levels and continued employment

MIP Bonus

Purpose:	• Motivate achievement of strategic priorities relating to key annual financial metrics

Operation:

•  Target bonus opportunities are determined by competitive market practices and internal parity

•  Actual bonus payouts, which can range from 0-250% of target for the CEO and 0-200% of target for our other NEOs, are determined based on performance

•  No bonus is paid if the relevant performance metrics are not achieved

Performance Measures:

•  One-year incentive awards focusing on achieving annual operating plans

•  For Fiscal 2022, based on equally weighted Adjusted EBITDA, Adjusted Free Cash Flow and Net Sales, and the achievement of the goals of each metric is determined and earned independently of one another

•  Each award is entirely (100%) performance-based based on achievement of financial metrics established at the beginning of the performance period

LTIP: RSUs and PSUs

Purpose:

•  Align compensation with key drivers of the business and encourage achievement of significant and sustained improvements in performance and strategic initiatives over the long term

•  Encourage focus on long-term shareholder value creation

Operation:

•  Target opportunities are determined by competitive market practices and internal parity

•  Actual payouts on the 70% performance-based component (PSUs) can range from 0-125% of target for all executives

•  No PSUs to become vested if relevant performance metrics are not achieved

•  The remaining 30% time-based component (RSUs) of the award is not variable in terms of the number of shares eligible for vesting

•  The 2022 LTIP grants have one vesting date after three years

•  Pursuant to LTIP grant awards, our NEOs are required to hold 50% of the net after-tax shares they receive for at least one year following vesting of each grant

•  In addition, our NEOs and all other officers at the Vice President level or higher, are subject to the share ownership and retention guidelines discussed above (see “Directors, Executive Officers and Corporate Governance-Corporate Governance-Our Practices and Policies-Stock Ownership Guidelines”)

Performance Measures:

•  Long-term incentive awards focusing on cumulative performance over three-year period ending Fiscal 2024, which are granted in the form of performance-based PSUs (70% of award) and time-based RSUs (30% of award)

•  For Fiscal 2022, based on equally weighted Adjusted EBITDA, Adjusted Free Cash Flow and Adjusted Return on Equity, and the achievement of the goals of each metric is determined and earned independently of one another

•  The vast majority (70%) of each of LTIP award is performance-based determined based on achievement of financial metrics established at the beginning of the performance period. No performance-based PSUs are paid if the relevant performance metrics are not achieved

•  The relatively small time-based component of these awards as part of our overall compensation mix is believed to serve as an important long-term retention and risk mitigation feature, while the value to the executive still varies depending on our stock price performance

Each performance measure for our Fiscal 2022 MIP and LTIP awards is defined as follows:

For MIP and LTIP, “Adjusted EBITDA” means net earnings before interest, taxes, depreciation and amortization, but excluding restructuring, acquisition and integration charges and other one-time charges. The result of the formula in the preceding sentence is then adjusted by the Compensation Committee in good faith so as to negate the effects of any dispositions; provided, however, that Adjusted EBITDA resulting from businesses or products lines acquired (in Board approved transactions) during the applicable fiscal year will, to the extent reasonably and in good faith determined by the Compensation Committee to be appropriate, be included in the calculation from the date of acquisition.

For MIP and LTIP, “Adjusted Free Cash Flow” means Adjusted EBITDA, plus or minus changes in current and long-term assets and liabilities, less cash payments for taxes, restructuring and interest. Any reductions in Adjusted Free Cash Flow resulting from transaction costs or financing fees incurred in connection with any Board approved acquisition or refinancing (in each case during the applicable fiscal year) are added back to Adjusted Free Cash Flow, subject to the approval of the Compensation Committee, reasonably and in good faith. The result of the formula in the preceding sentences is then adjusted by the Compensation Committee reasonably and in good faith so as to negate the effects of any dispositions; provided, however, that Adjusted Free Cash Flow resulting from businesses or products lines acquired (in Board approved transactions) during the fiscal year will, to the extent reasonably and in good faith determined by the Compensation Committee to be appropriate, be included in the calculation from the date of acquisition.

For MIP, “Net Sales” means the amount of revenue generated less returns, cash discounts, trade rebates and other spend or consumer offers that result in a reduction of revenue in accordance with generally accepted accounting principles in the U.S. GAAP. Net Sales achievement will be net of FX currency translation impact (e.g. achievement will exclude positive or negative impact(s) as a result of converting local currency sales into U.S. dollars), will include amounts in the annual operating plan relating to acquisitions completed in the prior year and will exclude amounts from acquisitions completed in the current year.

For LTIP, “Adjusted Return on Average Equity” means three-year cumulative Adjusted Net Income (Adjusted EBITDA less interest, taxes, depreciation and amortization) divided by the sum of fiscal 2022, 2023 and 2024 year average total equity, excluding gain or loss on sale of one or more segments.

Fiscal 2022 Compensation Component Pay-Outs

Base Salary

The annual base salaries at the end of Fiscal 2022 for our NEOs are set forth below:

Named Executive*	Annual Base Salary at the end of Fiscal 2022
David M. Maura	$900,000
Jeremy W. Smeltser	$550,000
Ehsan Zargar	$400,000
Randal D. Lewis	$550,000
Rebeckah Long	$360,000

*

David M. Maura, our current Chief Executive Officer and Executive Chairman of our Board; Jeremy W. Smeltser, our current Executive Vice President and Chief Financial Officer; Ehsan Zargar, our current Executive Vice President, General Counsel and Corporate Secretary; Randal D. Lewis, our former Executive Vice President and Chief Operating Officer; and Rebeckah Long, our former Senior Vice President and Chief Human Resources Officer.

Management Incentive Plan

For Fiscal 2022, our MIP award levels achievable at target for each participating NEO were as follows:

Named Executive	MIP Target as % of Annual Base Salary
David M. Maura	125%
Jeremy W. Smeltser	80%
Ehsan Zargar	60%
Randal D. Lewis	90%
Rebeckah Long	60%

The performance metrics for each of our NEOs were equal to those established for the Company as a whole. The maximum MIP bonus payable is 250% of target for Mr. Maura and 200% for our other NEOs. Our Compensation Committee established the following equally weighted performance metrics for our MIP for Fiscal 2022:

•	33.3% Adjusted EBITDA;

•	33.3% Adjusted Free Cash Flow; and

•	33.3% Net Sales, which was replaced with Adjusted Average Inventory Turns for Fiscal 2023.

The table below shows the applicable levels of performance required to achieve threshold, target and maximum payouts for each of the three MIP performance metrics in Fiscal 2022. The table below also shows actual payouts under our MIP program. As shown in the table below, there was no MIP payment for Fiscal 2022 because the required performance thresholds were not achieved.

Performance Required to Achieve Bonus % as Indicated ($ in millions)
Performance Metric	Weight (% of Target Bonus)	Threshold (0%)	Target (100%)	Maximum (200%) (1)	Calculated 2022 Payout (% of Target Bonus)
Adjusted EBITDA	33.3%	$364.50	$405.00	$445.50	0%
Adjusted Free Cash Flow	33.3%	$67.50	$75.00	$82.50	0%
Net Sales	33.3%	$3,099.00	$3,262.10	$3,425.20	0%

(1)

Mr. Maura is eligible to receive a maximum MIP equal to 250% of target if we achieve Adjusted EBITDA, Adjusted Free Cash Flow and Net Sales of $465.721 million, $86.25 million and $3,506.807 million, respectively. As shown in the table, there was no MIP payment for Fiscal 2022 because the required performance thresholds were not achieved.

Long Term Incentive Plan

Fiscal 2022 LTIP Grants. Our Fiscal 2022 LTIP grants cover service and cumulative performance over the three-year period commencing October 1, 2021 and ending September 30, 2024. Of the total grant, 70% is in the form of PSUs and will vest based on the achievement of cumulative Adjusted EBITDA, cumulative Adjusted Free Cash Flow and Adjusted Return on Equity over the three-year period. The remaining 30% is in the form of RSUs, which will vest based on continued service shortly following the end of such three-year period. In addition, with respect to the PSU component of the LTIP, there is an opportunity to earn additional PSUs if superior performance is achieved (subject to a cap of 125% of the target PSUs).

The chart below sets forth the number of PSUs and RSUs each NEO was granted in Fiscal 2022 pursuant to the LTIP.

Name	70% Performance- Based (at Target)	30% Time Based	Potential Upside Performance -Based
David M. Maura	36,907	15,817	9,227
Jeremy W. Smeltser	8,065	3,456	2,016
Ehsan Zargar	10,935	4,687	2,734
Randal D. Lewis	15,036	6,444	3,759
Rebeckah Long	3,349	1,435	837

The table below shows the three performance metrics for our NEOs and the applicable levels of performance required to achieve threshold, target and maximum vesting of PSUs.

Performance Measure (in $ millions)	Threshold (0% of PSUs vest)	Target (100% of PSUs vest)	Maximum (125% of PSUs vest)
Adjusted EBITDA	$1,215.0	$1,269.6	$1,283.5
Adjusted Free Cash Flow	$224.6	$405.1	$421.1
Adjusted Return on Equity	10.80%	12.00%	12.30%

Actual Payout of Fiscal 2020 PSUs. The PSUs granted in Fiscal 2020 were subject to performance over the three-year period that ended September 30, 2022, as shown in detail in our prior disclosure. The performance metrics were Adjusted EBITDA, Adjusted Free Cash Flow and Adjusted Return on Equity. Our performance over this three-year period resulted in a payout of approximately 83.3% of the target PSUs granted in Fiscal 2020, as reflected in the following table.

Name	Actual 2020 LTIP PSUs Earned and Vested	2020 LTIP PSUs Forfeited (from Target Grant Level)
David M. Maura	50,575	10,118
Jeremy W. Smeltser	9,366	1,874
Ehsan Zargar	14,985	2,998
Randal D. Lewis	20,605	4,122
Rebeckah Long	3,278	656

Deferral and Post-Termination Benefits

Retirement Benefits. Our Company maintains a 401(k) plan for our employees, including our NEOs.

Supplemental Executive Life Insurance Program. During Fiscal 2022, each of Messrs. Maura, Smeltser, Zargar and Lewis participated in a program pursuant to which the Company, on behalf of each participant, made an annual contribution on October 1 equal to up to 15% of such participant’s base salary as of that date into a Company-owned executive life insurance policy for such participant. The investment options for each such policy are selected by the insurance provider.

Post-Termination Benefits. As described below, the Company had entered into agreements with our NEOs which govern, among other things, post-termination benefits payable to each such NEO should his or her employment with the Company terminate. In each case, the receipt of post-termination benefits is subject to the NEO’s execution of a waiver and release agreement in favor of the Company and continued compliance with post-employment restrictive covenants and other executive cooperation.

Perquisites and Benefits

The Company provides certain limited perquisites and other benefits to certain executives, including our NEOs. Among these benefits are financial and tax planning services, car allowances or leased car programs, executive medical exams and executive life and disability insurance. Mr. Maura has voluntarily agreed to cease receiving any benefits for financial or tax planning services and his automobile allowance. We do not provide gross-ups to our NEOs.

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

The Company did not grant stock options to its employees during Fiscal 2022 and does not anticipate that it will use options as part of its compensation program going forward.

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

Executive Compensation Tables

The following tables and footnotes show the compensation earned for service in all capacities during Fiscal 2022, Fiscal 2021 and Fiscal 2020 by our NEOs. We refer you to the “Compensation Discussion and Analysis” and the “Termination and Change in Control Provisions” sections of this report as well as the corresponding footnotes to the tables for material factors necessary for an understanding of the compensation detailed in the tables entitled “Summary Compensation Table,” “All Other Compensation Table for Fiscal 2022” and “Grants of Plan-Based Awards Table for Fiscal 2022.”

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
David M. Maura	2022	$900,000	$0	$5,114,755	$0	$800,927	$6,815,682
Executive Chairman and Chief Executive Officer	2021	$900,000	$0	$5,399,980	$1,941,300	$365,045	$8,606,325
	2020	$900,000	$0	$8,411,326	$1,442,813	$194,219	$10,948,358
Jeremy W. Smeltser	2022	$550,000	$0	$1,117,652	$0	$185,696	$1,853,348
Executive Vice President and Chief Financial Officer	2021	$500,000	$0	$1,000,001	$640,000	$203,184	$2,343,185
	2020	$500,000	$0	$1,000,030	$513,000	$136,699	$2,149,729
Ehsan Zargar	2022	$400,000	$0	$1,515,490	$0	$332,008	$2,247,498
Executive Vice President, General Counsel and Corporate Secretary	2021	$400,000	$0	$1,600,028	$384,000	$229,191	$2,613,219
	2020	$400,000	$0	$2,881,385	$307,800	$156,598	$3,745,783
Randal D. Lewis(1)	2022	$550,000	$0	$2,083,775	$0	$347,585	$2,981,360
Former Executive Vice President and Chief Operating Officer	2021	$550,000	$0	$2,199,989	$792,000	$231,422	$3,773,411
	2020	$550,000	$0	$3,161,022	$634,838	$173,120	$4,518,980
Rebeckah Long(1)	2022	$360,000	$0	$464,096	$0	$53,376	$877,472
Former Senior Vice President and Chief Human Resources Officer	2021	$300,000	$0	$349,978	$458,000	$22,998	$1,130,976
	2020	$300,000	$0	$382,050	$230,850	$21,326	$934,226

(1)

On August 30, 2022, Mr. Lewis and Ms. Long were terminated without cause as our Executive Vice President and Chief Operating Officer and our Senior Vice President and Chief Human Resources Officer and ceased to be an employee on December 31, 2022. As further described under “Executive Compensation Tables—Termination and Change in Control Provisions” below, following their departure (and subject to compliance with covenants), they became eligible to receive the separation benefits to which they were entitled under their pre-existing agreements (other than certain awards forfeited by Mr. Lewis). Because they did not become entitled to these separation benefits during fiscal 2022, they are not included in this Summary Compensation Table.

(2)

This column reflects the aggregate grant date fair value of the awards computed in accordance with ASC Topic 718 (for a discussion of the relevant ASC 718 valuation assumptions, see Note 2, Significant Accounting Policies and Practices, of the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for Fiscal 2022). For Fiscal 2022, this column reflects grants under the LTIP, including the grant date fair value of PSUs assuming target performance. If the maximum possible performance under the LTIP was used to determine the grant date value of the PSU portion of the 2022 LTIP, the value reported in this column for 2022 would have been as follows: Mr. Maura ($6,009,842); Mr. Smeltser ($1,313,249); Mr. Zargar ($1,780,691); Mr. Lewis ($2,448,435); and Ms. Long ($545,317). At the lowest level of performance, the PSUs are forfeited. The amounts shown in this column do not reflect the actual payout. For further information regarding LTIP grants, see “Compensation Discussion and Analysis-Fiscal 2022 Compensation Component Pay-Outs-Long-Term Incentive Plan” and the table entitled “Grants of Plan-Based Awards Table for Fiscal 2022” and its accompanying footnotes.

(3)

This column generally represents cash amounts that can be earned under the Company’s MIP program for performance during the applicable year. As presented in the table, there was no MIP payment for fiscal 2022 because the required performance thresholds were not achieved. For additional detail on the 2022 MIP and the determination of the awards thereunder, please refer to the discussion under the heading “Compensation Discussion and Analysis-Fiscal 2022 Compensation Component Pay-Outs-Management Incentive Plan” and the table entitled “Grants of Plan-Based Awards Table for Fiscal 2022” and its accompanying footnotes.

(4)	Please see the following table for the details of the amounts that comprise the All Other Compensation column.

All Other Compensation Table for Fiscal 2022

Name	Financial Planning Services Provided to Executive (2)	Life Insurance Premiums Paid on Executives Behalf (3)	Car Allowance/ Personal Use of Company Car (4)	Company Contributions to Executive’s Qualified Retirement Plan (5)	Company Contributions to Executive’s Supplemental Life Insurance Policy (6)	Dividends (7)	Other (8)	Total
David M. Maura (1)	$0	$6,095	$0	$12,200	$75,606	$707,026	$0	$800,927
Jeremy W. Smeltser	$20,000	$2,914	$21,955	$5,923	$75,000	$0	$59,904	$185,696
Ehsan Zargar	$20,000	$1,962	$28,861	$11,692	$60,000	$209,493	$0	$332,008
Randal D. Lewis	$20,000	$7,503	$28,881	$12,302	$82,500	$196,399	$0	$347,585
Rebeckah Long	$0	$1,166	$12,000	$7,480	$0	$32,730	$0	$53,376

(1)	Mr. Maura voluntarily eliminated his financial planning and car allowance payments beginning in Fiscal 2020.
(2)

For Fiscal 2022, the Company provided an allowance for expenses related to financial planning and tax preparation services in an amount of $20,000 (paid in March 2022) to Messrs. Smeltser, Zargar and Lewis.

(3)

The amount represents the life insurance premium paid for Fiscal 2022. The Company provides life insurance coverage equal to three times (two times, for Ms. Long) base salary for each executive officer.

(4)

The Company sponsors a leased car or car allowance program. Under the leased car program, costs associated with using a vehicle are provided, which also include maintenance, insurance and license and registration. Under the car allowance program, the executive receives a fixed monthly allowance. As noted above, beginning with Fiscal 2020, Mr. Maura has given up his car allowance.

(5)	Represents amounts contributed under the Company-sponsored 401(k) retirement plan.
(6)	This amount reflects the premium paid by the Company equal to up to 15% of base salary toward individual supplemental life insurance policies.
(7)	This amount reflects dividend equivalents paid in respect of RSUs held by NEOs which vested during Fiscal 2022 and were not factored into the grant date fair value of the RSUs.
(8)	This amount reflects the relocation expenses paid by the Company to Mr. Smeltser in Fiscal 2022.

Grants of Plan-Based Awards Table for Fiscal 2022

The following table and footnotes provide information with respect to equity grants made to our NEOs during Fiscal 2022 as well as the range of future payouts under non-equity incentive plans for our NEOs indicated.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold $	Target $	Maximum $	Target #	Maximum #	All Other Stock Awards: Number of Shares of Stock or Units #	Grant Date Fair Value of Stock Awards $
David M. Maura	11/8/2021(1)	$0	$1,125,000	$2,812,500
	12/15/2021(2)	$0	$0	$0	36,907	46,134	15,817	$5,114,755
Jeremy W. Smeltser	11/8/2021(1)	$0	$440,000	$880,000
	12/15/2021(2)	$0	$0	$0	8,065	10,081	3,456	$1,117,652
Ehsan Zargar	11/8/2021(1)	$0	$240,000	$480,000
	12/15/2021(2)	$0	$0	$0	10,935	13,669	4,687	$1,515,490
Randal D. Lewis	11/8/2021(1)	$0	$495,000	$990,000
	12/15/2021(2)	$0	$0	$0	15,036	18,795	6,444	$2,083,775
Rebeckah Long	11/8/2021(1)	$0	$216,000	$432,000
	12/15/2021(2)	$0	$0	$0	3,349	4,186	1,435	$464,096

(1)

Represents the threshold, target and maximum payouts under the Fiscal 2022 MIP. The actual amounts earned under the plan for Fiscal 2022 are disclosed in the Summary Compensation Table above as part of the column entitled “Non-Equity Incentive Plan Awards.” For Mr. Maura, the maximum payout for the disclosed awards is equal to 250% of target. For our other NEOs, the maximum payouts for the disclosed awards are equal to 200% of target. See “Compensation Discussion and Analysis-Fiscal 2022 Compensation Component Pay-Outs-Management Incentive Plan” for a discussion of the terms of the Fiscal 2022 MIP.

(2)

Represents the number of RSUs and PSUs awarded under the Fiscal 2022 LTIP grants and shows (a) the threshold, target and maximum payouts, denominated in the number of shares of stock, in respect of PSUs and (b) the number of shares of stock underlying the RSUs. See “Compensation Discussion and Analysis-Fiscal 2022 Compensation Components Pay-Outs-LTIP” for a discussion of the terms of these awards.

Outstanding Equity Awards at the End of Fiscal 2022

The following table and footnotes set forth information regarding outstanding options and restricted stock unit awards as of September 30, 2022 for our NEOs. The market value of shares that have not vested was determined by multiplying $39.03, the closing market price of the Company’s stock on September 30, 2022, the last trading day of Fiscal 2022, by the number of shares.

Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1)		Market Value of Shares or Units of Stock That Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested(3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2)
David M. Maura	64,142	$72.92	11/29/2023	—		$—	—		$—
	26,743	$82.85	11/25/2024	—		$—	—		$—
	1,164	$86.38	11/24/2025	—		$—	—		$—
	51,309	$95.43	11/28/2026	—		$—	—		$—
				26,012	(4)	$1,015,248	50,575	(5)	$1,973,942
				24,885	(6)	$971,262	58,064	(7)	$2,266,238
				15,817	(8)	$617,338	36,907	(9)	$1,440,480
Jeremy W. Smeltser	—	—	—	4,817	(4)	$188,008	9,366	(5)	$365,555
				4,608	(6)	$179,850	10,753	(7)	$419,690
				3,456	(8)	$134,888	8,065	(9)	$314,777
Ehsan Zargar	3,958	$72.92	11/29/2023	—		—	—		—
	5,009	$82.86	11/25/2024	—		—	—		—
	—	$—	—	7,707	(4)	$300,804	14,985	(5)	$584,865
	—	—	—	7,373	(6)	$287,768	17,205	(7)	$671,511
	—	—	—	4,687	(8)	$182,934	10,935	(9)	$426,793
Randal D. Lewis	—	—	—	10,597	(4)	$413,601	20,605	(5)	$804,213
	—	—	—	10,138	(6)	$395,686	23,656	(7)	$923,294
	—	—	—	6,444	(8)	$251,509	15,036	(9)	$586,855
Rebeckah Long	—	—	—	1,686	(4)	$65,805	3,278	(5)	$127,940
	—	—	—	1,613	(6)	$62,955	3,763	(7)	$146,870
	—	—	—	1,435	(8)	$56,008	3,349	(9)	$130,711

(1)	This column shows the number of outstanding RSUs subject to time-based vesting.
(2)	The market value is based on the per share closing price of our common stock on September 30, 2022 ($39.03).
(3)

This column shows the number of Fiscal 2020, 2021 and 2022 LTIP PSUs subject to performance-based vesting. For the FY20 PSU grants, we have shown the actual shares that become vested based on performance through Fiscal 2022 year-end. For the FY21 and FY22 PSU grants, because the performance metrics have not been satisfied as of the date of this report, we have shown the number of PSUs that would be payable upon the target level of performance.

(4)	These Fiscal 2020 LTIP RSUs vested on December 3, 2022.
(5)	These Fiscal 2020 LTIP PSUs vested on December 3, 2022.
(6)	These Fiscal 2021 LTIP RSUs vest on December 4, 2023, subject to continued employment.
(7)	These Fiscal 2021 LTIP PSUs vest on December 4, 2023, subject to continued employment and achievement of the applicable performance metrics.
(8)	These Fiscal 2022 LTIP RSUs vest on December 6, 2024, subject to continued employment.
(9)	These Fiscal 2022 LTIP PSUs vest on December 6, 2024, subject to continued employment and achievement of the applicable performance metrics.

Option Exercises and Stock Vested During Fiscal 2022

The following table and footnotes provide information regarding option exercises and stock awards vesting during Fiscal 2022 for our NEOs.

	Stock Awards			Option Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting		Number of Shares Acquired on Exercise	Value Realized on Exercise
David M. Maura	140,283	$13,888,017	(1)	—	—
Jeremy W. Smeltser	0	$0		—	—
Ehsan Zargar	41,566	$4,115,034	(2)	—	—
Randal D. Lewis	38,968	$3,857,832	(3)	—	—
Rebeckah Long	6,494	$642,906	(4)	—	—

(1)

The amount for Mr. Maura in this column represents the value realized upon the vesting of 140,283 RSUs on December 3, 2021. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on such vesting date, which was $99.00 on December 3, 2021.

(2)

The amount for Mr. Zargar in this column represents the value realized upon the vesting of 41,566 RSUs on December 3, 2021. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on such vesting date, which was $99.00 on December 3, 2021.

(3)

The amount for Mr. Lewis in this column represents the value realized upon the vesting of 38,968 RSUs on December 3, 2021. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on such vesting date, which was $99.00 on December 3, 2021.

(4)

The amount for Ms. Long in this column represents the value realized upon the vesting of 6,494 RSUs on December 3, 2021. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on such vesting date, which was $99.00 on December 3, 2021.

Pension Benefits

None of our NEOs participated in any pension plans during, or as of the end of, Fiscal 2022.

Non-Qualified Deferred Compensation

None of our NEOs participated in any Company non-qualified deferred compensation programs during, or as of the end of, Fiscal 2022.

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

Executive-Specific Provisions Regarding Employment, Termination and Change in Control

Agreements with NEOs

Our Compensation Committee periodically evaluates the appropriateness of entering into employment agreements, severance agreements or other written agreements with the Company’s NEOs to govern compensation and other aspects of the employment relationship. During Fiscal 2022, the Company and/or its wholly owned subsidiary, SBI, had written employment agreements with its NEOs as follows: (i) an Employment Agreement, dated January 20, 2016, as amended and restated on dated April 25, 2018, with Mr. Maura (the “Maura Employment Agreement”); (ii) an employment agreement, dated September 9, 2019, with Mr. Smeltser (the “Smeltser Employment Agreement”); (iii) an employment Agreement, dated October 1, 2018, with Mr. Zargar (the “Zargar Employment Agreement”); (iv) an employment agreement dated September 9, 2019, with Mr. Lewis (the “Lewis Employment Agreement”), which was superseded by a separation agreement with Mr. Lewis dated as of August 29, 2022 (the “Lewis Separation Agreement”); and (v) a letter agreement, dated September 9, 2019, with Ms. Long (the “Long Letter Agreement”), which was supplemented by a severance agreement with Ms. Long dated September 9, 2019 (the “Long Severance Agreement”), and which was superseded by a separation agreement with Ms. Long dated as of August 29, 2022 (the “Long Separation Agreement”).

Agreement with Mr. Maura

Pursuant to the Maura Employment Agreement, the initial term was until April 24, 2021, subject to earlier termination, with automatic one-year renewals thereafter. The Maura Employment Agreement provides Mr. Maura with an annual base salary as Executive Chairman of $700,000 and an annual base salary of $200,000 for the duration of his services as CEO, and he will be eligible to receive a performance-based MIP bonus for each fiscal year, based on a target of 125% of his total base salary, as may be applicable at the time (the “Target Amount”), paid during the applicable fiscal year during the term of the Maura Employment Agreement, provided the Company achieves certain annual performance goals as established by our Board and/or our Compensation Committee. If such performance goals are met, the MIP bonus will be payable in cash. If Mr. Maura exceeds the performance targets, the bonus will be increased in accordance with the formula approved by the Compensation Committee no later than the close of the first quarter of the year following the applicable fiscal year; provided that the bonus will not exceed 250% of the Target Amount.

Under the terms of the Maura Employment Agreement, Mr. Maura was entitled to receive a performance-based EIP grant with a target value of $3.2 million for his service as Executive Chairman and CEO and a performance-based S3B grant with a target value of $3 million, each in accordance with those programs’ grant cycles. In Fiscal 2019, our Compensation Committee eliminated the EIP and S3B bonus programs and replaced them with our performance based LTIP bonus program. Based on the review of peer groups, Mr. Maura received an LTIP grant with target value of $5.4 million for Fiscal 2022. In addition, at the discretion of the Compensation Committee and/or the Board, Mr. Maura is also eligible to receive future grants and/or participate in future multi-year incentive programs.

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

In the event that Mr. Maura is terminated with “cause” or terminates his employment voluntarily, other than for “good reason,” from his role as Executive Chairman or as CEO or all his roles, Mr. Maura’s compensation (with respect to such roles) and other benefits (in the case where he is terminated from all his roles) provided under his employment agreement cease at the time of such termination, and Mr. Maura is entitled to no further compensation under his employment agreement with respect to such role. Notwithstanding this, the Company would pay to Mr. Maura accrued compensation and benefits and continuation of Company medical benefits to the extent required by law.

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

If Mr. Maura’s employment is terminated by the Company without “cause” (and not due to death or disability) or by Mr. Maura for “good reason” during the period that begins 60 days prior to the occurrence of a change in control (or, in limited cases, earlier) and ends upon the first anniversary of the change in control (a “CIC Termination”), then Mr. Maura will receive all severance benefits available to him as if he terminated his employment for “good reason,” and all of his outstanding and unvested performance-based equity awards will vest in full (at the target level).

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

The Smeltser Employment Agreement provides that on or prior to December 31, 2019, Mr. Smeltser will receive an equity or equity based award with a grant date value of $1,000,000 and that for each subsequent fiscal year ending during the term (commencing with Fiscal 2022), he shall be eligible to receive an equity or equity based award with a target value of 200% of his base salary. Beginning in Fiscal 2022, Mr. Smeltser’s annual equity award grant date target value was increased by 18% to $1,180,000.

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

In the event that Mr. Smeltser is terminated with “cause” or terminates his employment voluntarily, other than for “good reason,” Mr. Smeltser’s salary and other benefits provided under his employment agreement cease at the time of such termination, and Mr. Smeltser is entitled to no further compensation under his employment agreement. Notwithstanding this, Mr. Smeltser would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law. Further, upon any such termination of employment, the Company would pay to Mr. Smeltser accrued pay and benefits.

If the employment of Mr. Smeltser with the Company is terminated by the Company without “cause,” by Mr. Smeltser for “good reason,” or is terminated due to Mr. Smeltser’s death or disability, Mr. Smeltser is entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company and Mr. Smeltser’s compliance with the non-competition, non-solicitation, non-disparagement and confidentiality restrictions set forth in his employment agreement. In such event the Company will: (i) pay Mr. Smeltser (a) 1.5 times his base salary in effect immediately prior to his termination, plus (b) 1.0 times his target annual bonus award for the fiscal year in which such termination occurs, ratably over the 18-month period immediately following his termination; (ii) pay Mr. Smeltser the pro rata portion of the annual bonus (if any) he would have earned pursuant to any annual bonus or incentive plan maintained by the Company with respect to the fiscal year in which such termination occurs if his employment had not ceased, to be paid at the same time such bonus would have been paid to Mr. Smeltser for such fiscal year if his employment had not terminated; (iii) for the 18-month period immediately following such termination, arrange to provide Mr. Smeltser and his dependents with medical and dental benefits on a basis substantially similar to those provided to Mr. Smeltser and his dependents by the Company immediately prior to the date of termination, subject to his electing COBRA coverage; and (iv) pay Mr. Smeltser his accrued vacation time pursuant to Company policy. In addition, all unvested outstanding time-based equity awards will vest on a pro rata basis, and all performance-based awards will be forfeited.

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

Agreement with Mr. Zargar

On September 13, 2018, the Company and SBI and Mr. Zargar entered into an employment agreement which became effective as of October 1, 2018. The initial term of the Zargar Employment Agreement was until September 30, 2021, subject to earlier termination, with automatic one-year renewals thereafter. The Zargar Employment Agreement provides Mr. Zargar with an annual base salary of $400,000, and he will be eligible to receive a performance-based management incentive plan bonus for each fiscal year starting in Fiscal 2019, based on a target of at least 60% of the then-current base salary (the “Target Amount”) paid during the applicable fiscal year during the term, provided the Company achieves certain annual performance goals as established by the Board and/or the Compensation Committee. If such performance goals are met, the bonus will be payable in cash. If Mr. Zargar exceeds the performance targets, the bonus will be increased in accordance with the formula approved by the Compensation Committee provided that the bonus will not exceed 200% of the Target Amount.

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

Under the Zargar Employment Agreement, Mr. Zargar is entitled to receive severance benefits if his employment is terminated under certain circumstances. In the event that Mr. Zargar is terminated with “cause” or terminates his employment voluntarily, other than for “good reason,” Mr. Zargar’s compensation and other benefits provided under his employment agreement cease at the time of such termination, and Mr. Zargar is entitled to no further compensation under his employment agreement with respect to such role. Notwithstanding this, the Company would pay to Mr. Zargar accrued compensation and benefits and continuation of Company medical benefits to the extent required by law.

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

Agreements with Mr. Lewis

On September 9, 2019, Mr. Lewis was promoted to the office of Executive Vice President and entered into the Lewis Employment Agreement, which superseded a prior severance agreement. As noted below, the Lewis Employment Agreement was superseded by the Lewis Separation Agreement.

Pursuant to the Lewis Employment Agreement, the initial term was until September 30, 2020 and thereafter was subject to automatic one-year renewals, subject to earlier termination. Pursuant to the Lewis Employment Agreement, Mr. Lewis received an annual base salary of $550,000, subject to periodic review and increase by the Compensation Committee, in its discretion. In addition, Mr. Lewis received a performance-based cash bonus under the MIP for each fiscal year (commencing with Fiscal 2020) during the term of the agreement. The MIP bonus was based on a target of 90% (and a maximum of 180%) of Mr. Lewis’s base salary paid during the applicable fiscal year, provided that the Company achieves certain annual performance goals as established by the Board and/or Compensation Committee. If such performance goals were met, the MIP bonus was payable in cash, provided that Mr. Lewis remained employed with the corporation on the date the bonus was paid.

The Lewis Employment Agreement provided that on or prior to December 31, 2019, Mr. Lewis received an equity or equity based award with a grant date value of $2,200,000 and that for each subsequent fiscal year ending during the term (commencing with Fiscal 2022), he was eligible to receive an equity or equity based award with a target value of 400% of his base salary.

The Lewis Employment Agreement also provided Mr. Lewis with certain other compensation and benefits, including: (i) four weeks of paid vacation for each full year; (ii) eligibility to participate in any of the Company’s insurance plans and other benefits, if any, as were made available to other executive officers of the Company; and (iii) eligibility for Mr. Lewis to participate in the Company’s executive auto lease program during the term of the employment agreement.

The Lewis Employment Agreement contained the following provisions applicable upon the termination of Mr. Lewis’s employment with the Company and/or in the event of a change in control of the Company.

In the event that Mr. Lewis was terminated with “cause” or terminated his employment voluntarily, other than for “good reason,” Mr. Lewis’s salary and other benefits provided under his employment agreement would cease at the time of such termination, and Mr. Lewis would have been entitled to no further compensation under his employment agreement. Notwithstanding this, Mr. Lewis would have been entitled to continue to participate in the Company’s medical benefit plans to the extent required by law. Further, upon any such termination of employment, the Company would pay to Mr. Lewis accrued pay and benefits.

If the employment of Mr. Lewis with the Company was terminated by the Company without “cause,” by Mr. Lewis for “good reason,” or was terminated due to Mr. Lewis’s death or disability, Mr. Lewis was entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company and Mr. Lewis’s compliance with the non-competition, non-solicitation, non-disparagement and confidentiality restrictions set forth in his employment agreement. In such event the Company would: (i) pay Mr. Lewis (a) 1.5 times his base salary in effect immediately prior to his termination, plus (b) 1.0 times his target annual bonus award for the fiscal year in which such termination occurred, ratably over the 18-month period immediately following his termination; (ii) pay Mr. Lewis the pro rata portion of the annual bonus (if any) he would have earned pursuant to any annual bonus or incentive plan maintained by the Company with respect to the fiscal year in which such termination occurred if his employment had not ceased, to be paid at the same time such bonus would have been paid to Mr. Lewis for such fiscal year if his employment had not terminated; (iii) for the 18-month period immediately following such termination, arrange to provide Mr. Lewis and his dependents with medical and dental benefits on a basis substantially similar to those provided to Mr. Lewis and his dependents by the Company immediately prior to the date of termination, subject to his electing COBRA coverage; and (iv) pay Mr. Lewis his accrued vacation time pursuant to Company policy. In addition, all unvested outstanding time-based equity awards would vest on a pro rata basis and all performance-based awards would be forfeited.

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

Pursuant to the Lewis Separation Agreement, Mr. Lewis’ employment was terminated without cause under the Lewis Employment Agreement. Mr. Lewis continued as a full-time employee of the Company until December 31, 2022, during which time he generally continued to receive his regular executive compensation and benefits. His duties during this period included assisting the CEO or his designees with: (i) setting and executing the strategy of operation of the Company’s business units including pricing strategies, inventory management, supply chain management and tariff mitigation; (ii) strategic projects and initiatives as identified by the CEO; (iii) setting the fiscal 2023 annual operating budget; and (iv) ensuring timely transition of his duties. Following his separation, subject to continued compliance with his post-employment restrictive covenants, Mr. Lewis is eligible to receive the severance benefits he was contractually entitled to receive under the Lewis Employment Agreement described above, that is, (i) payments of 1.5 times Executive’s base salary (totaling $825,00) plus 1.0 times the Fiscal 2022 target bonus ($495,000), payable over 18 months, (ii) health insurance benefits for 18 months and (iii) vesting with respect to a pro rata portion of his time-based Fiscal 2021 LTIP RSU award based on days employed during the vesting period.

Other than as set forth above, Mr. Lewis is not entitled to any other compensation or benefits, forfeited all other unvested equity awards (which consisted of 38,692 unvested PSU and 9,626 unvested RSUs) and did not participate in the Company’s 2023 cash or equity bonus programs. Although under the Lewis Employment Agreement, Mr. Lewis was contractually entitled to receive pro rata vesting of his 2022 RSUs (representing approximately 2,293 RSUs), he voluntarily forfeited these RSUs.

Agreements with Ms. Long

On September 9, 2019, the Company entered into the Long Letter Agreement and the Long Severance Agreement with Ms. Long. As noted below, the Long Letter Agreement and Long Severance Agreement were superseded by the Long Separation Agreement.

Pursuant to the Long Letter Agreement, effective as of September 9, 2019, Ms. Long was promoted to Senior Vice President, Global Human Resources Officer for the Company and was promoted to Senior Vice President and Chief Human Resources Officer effective November 2021. Effective as of September 9, 2019, Ms. Long’s base salary was increased from $250,000 to $300,000 (pro-rated for Fiscal 2019). Beginning in Fiscal 2020, Ms. Long’s target bonus was increased from 40% to 60%, and her long-term incentive award for Fiscal 2022 was $350,000. Beginning in Fiscal 2022, Ms. Long’s base salary was increased by 20% to $360,000 and equity award grant date target value was increased by 40% to $490,000.

Pursuant to the Long Severance Agreement, if Ms. Long’s employment was terminated by the Company without cause, she would receive as severance 52 weeks of base pay and (subject to her timely election of COBRA) 52 weeks of continued medical coverage. The receipt of severance benefits was conditioned upon her execution of an effective and irrevocable release of claims as well as continued compliance with her post employment restrictive covenants, including 12-month non-compete and non-solicit, a 5-year confidentiality provision, a 6-year cooperation provision and perpetual non-disparagement provisions. “Cause” for purposes of the Long Severance Agreement generally meant: (i) the commission by Ms. Long of any theft, fraud, embezzlement or other material act of disloyalty or dishonesty with respect to the Company (including the unauthorized disclosure of confidential or proprietary information of the Company); (ii) Ms. Long’s conviction of or plea of guilty or nolo contendere to, a felony or other crime of moral turpitude, disloyalty or dishonesty; (iii) Ms. Long’s willful misconduct or gross neglect in the performance of Ms. Long’s job duties and responsibilities to the Company; (iv) the willful or intentional failure or refusal by Ms. Long to follow the written and specific, reasonable and lawful directives of Ms. Long’s supervisor or the Company’s senior management team, which failure or refusal to perform (to the extent curable) was not completely cured to the Company’s reasonable satisfaction within 15 days after receipt of a written notice from the Company detailing such failure or refusal to perform, provided that in no event would the Company be required to provide more than one such notice or cure period (to the extent a cure period is applicable) within any 12-month period; (v) the failure or refusal by Ms. Long to perform her duties and responsibilities to the Company or any of its affiliates, which failure or refusal to perform (to the extent curable) was not completely cured to the Company’s reasonable satisfaction within 15 days after receipt of a written notice from the Company detailing such failure or refusal to perform, provided that in no event would the Company be required to provide more than one such notice or cure period (to the extent a cure period is applicable) within any 12-month period; (vi) Ms. Long’s breach of any of the terms of the Long Severance Agreement, any other agreement between Ms. Long and the Company or any Company policy, which breach (to the extent curable) was not cured to the Company’s reasonable satisfaction within 15 days after receipt of a written notice from the Company to Ms. Long of such breach, provided that in no event would the Company be required to provide more than one such notice or cure period (to the extent a cure period is applicable) within any 12-month period; (vii) Ms. Long engaged in conduct that discriminates against or harasses any employee or other person providing services to the Company on the basis of any protected class such that it would harm the reputation of the Company or its affiliates if Ms. Long was retained as an employee, as determined by the Company in good faith after a reasonable inquiry; or (viii) Ms. Long engaged in intentional, reckless or negligent conduct that had or was reasonably likely to have an adverse effect on the Company’s business or reputation, as determined by the Company in good faith.

Pursuant to the Long Separation Agreement, Ms. Long’s employment was terminated without cause under the Long Severance Agreement. Ms. Long continued as a full-time employee of the Company until December 31, 2022, during which time she generally continued to receive her regular executive compensation and benefits. Her duties during this period included (i) setting and executing the strategy of operation of the Company’s Human Resources function, (ii) strategic projects and initiatives as identified by the Company, (iii) setting the Fiscal 2023 annual Human Resources operating budget and (iv) ensuring timely transition of her duties. Following her separation, subject to continued compliance with her post-employment restrictive covenants, Ms. Long is eligible to receive the severance benefits she was contractually entitled to receive under the Long Severance Agreement described above, that is: (i) 52 weeks of base pay and (ii) health insurance benefits for 12 months.

Other than as set forth above, Ms. Long is not entitled to any other compensation or benefits, forfeited all other unvested equity awards (which consisted of 7,112 unvested PSU and 3,048 unvested RSUs) and did not participate in the Company’s 2023 cash or equity bonus programs.

Amounts Payable upon Termination or Change in Control

The following tables set forth the amounts that would have been payable at September 30, 2022 to each of our NEOs who were employed by the Company as NEOs on the last day of Fiscal 2022 under the various scenarios for termination of employment or a change in control of the Company had such scenarios occurred on September 30, 2022.

David Maura	Termination Scenarios (Assumes Termination on 9/30/2022)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control & Termination
Cash Severance(1)	$0	$2,425,000		$2,425,000		$2,425,000
Annual Bonus	$0	$0		$0		$0
Equity Awards (Intrinsic Value)(2)	$0	$0		$0		$0
Unvested Restricted Stock	$0	$2,603,847	(3)	$2,603,847	(3)	$8,679,413	(4)
Other Benefits	$0	$0		$0		$0
Health and Welfare(5)	$0	$10,690		$10,690		$10,690
Car allowance(6)	$0	$24,000		$24,000		$24,000
Accrued, Unused Vacation(7)	$0	$4,803		$4,803		$4,803
Total	$0	$5,068,340		$5,068,340		$11,143,906

(1)

Reflects cash severance payment, under the applicable termination scenarios, of $500,000 for termination of the role of CEO, plus 1.5x Executive Chairman base salary and 1.0x the Fiscal 2022 Executive Chairman target bonus. Payments are to be made in monthly installments over 12 or 18 months (for the CEO and Executive Chairman payments, respectively) subject to the requirements of Section 409A of the Internal Revenue Code.

(2)	Reflects value of accelerated vesting of equity awards, if any, using a stock price of $39.03 which was the Company’s closing price on September 30, 2022.

(3)	Upon a termination without cause or due to death or disability or for resignation with good reason, all time-based RSUs would be payable.
(4)

Upon a termination in connection with a change in control that occurs between 60 days prior to the change in control and the one-year anniversary of the change in control, all RSUs and PSUs would be subject to accelerated vesting at target.

(5)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
(6)	Reflects 12 months of car allowance continuation, which Mr. Maura is currently electing not to receive.
(7)	Represents compensation for 11.1 hours of unused vacation time in Fiscal 2022.

Jeremy W. Smeltser	Termination Scenarios (Assumes Termination on 9/30/2022)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control & Termination
Cash Severance(1)	$0	$1,265,000		$1,265,000		$1,265,000
Annual Bonus	$0	$0		$0		$0
Equity Awards (Intrinsic Value)(2)	$0	$0		$0		$0
Unvested Restricted Stock	$0	$323,229	(3)	$323,229	(3)	$323,229	(3)
Other Benefits	$0	$0		$0		$0
Health and Welfare(4)	$0	$10,650		$10,650		$10,650
Car allowance(5)	$0	$21,574		$21,574		$21,574
Accrued, Unused Vacation(6)	$0	$9,281		$9,281		$9,281
Total	$0	$1,629,774		$1,629,774		$1,629,774

(1)

Reflects cash severance payment, under the applicable termination scenarios, of 1.5x base salary and 1.0x the Fiscal 2022 target bonus. Payments are to be made in monthly installments over 18 months subject to the requirements of Section 409A of the Internal Revenue Code.

(2)	Reflects value of accelerated vesting of equity awards, if any, using a stock price of $39.03 which was the Company’s closing price on September 30, 2022.
(3)

Upon a termination without cause or due to death or disability, for resignation with good reason or termination in connection with a change in control, all PSUs will be forfeited. In addition, RSUs will vest pro rata based on days worked during the vesting period (December 2, 2019 through December 2, 2022 for the 2020 LTIP RSUs, December 4, 2020 through December 4, 2023 for the 2021 LTIP RSUs and December 6, 2021 through December 6, 2024 for the 2022 LTIP RSUs).

(4)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
(5)	Reflects 12 months of car allowance continuation.
(6)	Represents compensation for 35.1 hours of unused vacation time in Fiscal 2022.

Ehsan Zargar	Termination Scenarios (Assumes Termination on 9/30/2022)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control & Termination
Cash Severance(1)	$0	$1,556,000		$1,556,000		$1,556,000
Annual Bonus	$0	$0		$0		$0
Equity Awards (Intrinsic Value)(2)	$0	$0		$0		$0
Unvested Restricted Stock	$0	$2,571,687	(3)	$2,571,687	(3)	$2,571,687	(3)
Other Benefits	$0	$0		$0		$0
Health and Welfare(4)	$0	$3,573		$3,573		$3,573
Car allowance(5)	$0	$25,870		$25,870		$25,870
Accrued, Unused Vacation(6)	$0	$5,981		$5,981		$5,981
Total	$0	$4,163,111		$4,163,111		$4,163,111

(1)

Reflects cash severance payment, under the applicable termination scenarios, of 2.99x the Executive’s current base salary plus 1.5x the Fiscal 2022 target bonus. Payments are to be made in monthly installments over 18 months, subject to the requirements of Section 409A of the Internal Revenue Code.

(2)	Reflects value of accelerated vesting of equity awards, if any, using a stock price of $39.03 which was the Company’s closing price on September 30, 2022.
(3)

Upon a termination without cause or in connection with a change in control or for resignation with good reason or for death or disability, all RSUs and PSUs would be subject to accelerated vesting at target.

(4)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
(5)	Reflects 12 months of car allowance continuation.
(6)	Represents compensation for 31.1 hours of unused vacation time in Fiscal 2022.

Randal D. Lewis	Termination Scenarios (Assumes Termination on 9/30/2022)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control & Termination
Cash Severance(1)	$0	$1,320,000		$1,320,000		$1,320,000
Annual Bonus	$0	$0		$0		$0
Equity Awards (Intrinsic Value)(2)	$0	$0		$0		$0
Unvested Restricted Stock	$0	$698,797	(3)	$698,797	(3)	$698,797	(3)
Other Benefits	$0	$0		$0		$0
Health and Welfare(4)	$0	$7,439		$7,439		$7,439
Car allowance(5)	$0	$26,235		$26,235		$26,235
Accrued, Unused Vacation(6)	$0	$7,166		$7,166		$7,166
Total	$0	$2,059,637		$2,059,637		$2,059,637

(1)

Reflects cash severance payment, under the applicable termination scenarios, of 1.5x the Executive’s current base salary plus 1.0x the Fiscal 2022 target bonus. Payments are to be made in monthly installments over 18 months, subject to the requirements of Section 409A of the Internal Revenue Code.

(2)	Reflects value of accelerated vesting of equity awards, if any, using a stock price of $39.03 which was the Company’s closing price on September 30, 2022.
(3)

Upon a termination without cause or due to death or disability, for resignation with good reason or termination in connection with a change in control, all PSUs will be forfeited. In addition, RSUs will vest pro rata based on days worked during the vesting period (December 2, 2019 through December 2, 2022 for the 2020 LTIP RSUs, December 4, 2020 through December 4, 2023 for the 2021 LTIP RSUs and December 6, 2021 through December 6, 2024 for the 2022 LTIP RSUs).

(4)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
(5)	Reflects 12 months of car lease payment continuation.
(6)	Represents compensation for 27.10 hours of unused vacation time in Fiscal 2022.

Rebeckah Long	Termination Scenarios (Assumes Termination on 9/30/2022)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause		Upon Death or Disability		Change in Control & Termination
Cash Severance(1)(2)	$0	$360,000		$360,000		$360,000
Annual Bonus	$0	$0		$0		$0
Equity Awards (Intrinsic Value)(3)	$0	$0		$0		$0
Unvested Restricted Stock	$0	$0	(4)	$0	(4)	$0	(4)
Other Benefits	$0	$0		$0		$0
Health and Welfare(5)	$0	$7,439		$7,439		$7,439
Accrued, Unused Vacation	$0	$0		$0		$0
Total	$0	$367,439		$367,439		$367,439

(1)	Should the executive resign with good reason, the severance payment will not be payable.
(2)	Reflects cash severance payment, under the applicable termination scenarios, of 52 weeks of weekly salary.
(3)	Reflects value of accelerated vesting of equity awards, if any, using a stock price of $39.03 which was the Company’s closing price on September 30, 2022.
(4)	Upon a termination without cause or due to death or disability, for resignation with good reason or termination in connection with a change in control, all RSUs and PSUs would be forfeited.
(5)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.

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

Fiscal 2022 CEO Pay Ratio

Under rules adopted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we are required to determine and disclose the ratio of the annual total compensation of our CEO to that of our global median employee.

To determine the median employee, we made a determination from our global employee population, excluding non-U.S. locations to the extent that the total employees excluded in these locations in aggregate did not exceed 5% of our total employee population at the time of the determination. We established a consistently applied compensation measure of annualized base pay, converted to U.S. dollars based on applicable exchange rates as of September 30, 2022. Our population was evaluated as of September 30, 2022 and reflects paid compensation for the entire fiscal year. Where allowed under the rule, we have annualized compensation for employees newly hired during Fiscal 2022.

Based on the above determination, the total compensation (using the same methodology as we use for our NEOs as set forth in the Summary Compensation Table in this report) for the median employee is $18,876. Using the CEO’s total compensation of $6,815,682 under the same methodology, the resulting ratio is 361:1. The pay ratio reported here is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table

The following table sets forth information regarding beneficial ownership of our common stock as of January 1, 2023, by:

•	each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock (each, a “5% Stockholder”);

•	our NEOs for Fiscal 2022;

•	each of our directors; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% Stockholders is based upon filings with the SEC and other publicly available information. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of beneficial ownership set forth below is based upon 41,000,607 shares of common stock issued and outstanding as of the close of business on January 1, 2023. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to vested options, as well as options and RSUs held by that person that are currently expected to vest within 60 days of January 1, 2023, are all deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Spectrum Brands Holdings, Inc., 3001 Deming Way, Middleton, WI 53562.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares
5% Stockholders
FMR LLC(1)	4,920,419	12.0%
Vanguard Group Inc.(2)	4,104,370	10.0%
American Century Investment Management, Inc.(4)	2,144,372	5.2%
Our Directors and Named Executive Officers
Leslie L. Campbell	2,295	*
Joan Chow	1,854	*
Sherianne James	9,996	*
Randal D. Lewis	83,017	*
Rebeckah Long	8,476	*
David M. Maura(5)	738,942	1.8%
Gautam Patel	5,974	*
Terry L. Polistina	36,632	*
Hugh R. Rovit	37,693	*
Jeremy W. Smeltser	16,155	*
Ehsan Zargar(6)	103,766	*

All Directors and Executive Officers as a Group	1,044,800	2.6%

*	Indicates less than 1% of our outstanding common stock.
(1)	Based solely on a Schedule 13G/A, filed with the SEC on February 9, 2022. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.
(2)	Based solely on a Schedule 13G/A, filed with the SEC on October 11, 2022. The address of Vanguard Group Inc. is 100 Vanguard Blvd, Malvern, Pennsylvania 19355.
(3)	Based solely on a Schedule 13G, filed with the SEC on January 18, 2022. The address of Allspring Global Investments Holdings, LLC is 4500 Main Street, 9th Floor, Kansas City, Missouri 64111.
(4)	Based solely on a Schedule 13G, filed with the SEC on February 4, 2022. The address of American Century Investment Management, Inc. is 525 Market Street, 10th Floor, San Francisco, California 94105.

(5)	Includes shares of common stock underlying options that have vested for Mr. Maura totaling 143,358.
(6)	Includes shares of common stock underlying options that have vested for Mr. Zargar totaling 8,967.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of Fiscal 2022 and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were satisfied in a timely manner during Fiscal 2022 with respect to the Company.

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

Transactions with Significant Stockholders

None

Other Transactions

None

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(b)    List of Exhibits.

The following is a list of exhibits filed with this Form 10-K/A.

EXHIBIT INDEX

Exhibit 2.1	Agreement and Plan of Merger, dated as of February 24, 2018, by and among Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.), Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.), HRG SPV Sub I, Inc. and HRG SPV Sub II, LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on February 26, 2018 (File No. 001-4219)) (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request).

Exhibit 2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 8, 2018, by and among Spectrum Brands Holdings, Inc., HRG Group, Inc., HRG SPV Sub I, Inc. and HRG SPV Sub II, LLC (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on July 13, 2018 (File No. 001-4219)).

Exhibit 2.3	Asset and Stock Purchase Agreement, dated as of September 8, 2021, by and between Spectrum Brands, Inc. and ASSA ABLOY AB (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on September 9, 2021 (File No. 001-4219) (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request).

Exhibit 2.4	Amendment No. 1 to Asset and Stock Purchase Agreement dated as of July 14, 2022, by and between Spectrum Brands, Inc. and ASSA ABLOY AB (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on July 14, 2022 (File No. 001-4219) (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request).

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a HRG Group, Inc.) on July 13, 2018 (File No. 001-4219).

Exhibit 3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporate of the Registrant, filed with the Secretary of State of the State of Delaware on August 3, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 3, 2021 (File No. 001-4219)).

Exhibit 3.3	Third Restated By-Laws of Spectrum Brands Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 17, 2019 (File No. 001-04219)).

Exhibit 3.4	Certificate of Formation of SB/RH Holdings, LLC (incorporated herein by reference to Exhibit 3.29 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands, Inc. on December 3, 2013 (File No. 333-192634)).

Exhibit 3.5	Operating Agreement of SB/RH Holdings, LLC (incorporated herein by reference to Exhibit 3.30 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands, Inc. on December 3, 2013 (File No. 333-192634)).

Exhibit 3.6	Certificate of Designation of Series B Preferred Stock of Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.), as filed with the Secretary of State of Delaware on February 26, 2018. (incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on July 13, 2018 (File No. 001-4219)).

Exhibit 4.1	Indenture governing Spectrum Brands, Inc.’s 6.125% Senior Notes due 2024, dated as of December 4, 2014, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on December 8, 2014 (File No. 001-34757)).

Exhibit 4.2	Indenture governing Spectrum Brands, Inc.’s 5.750% Senior Notes due 2025, dated as of May 20, 2015, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on May 20, 2015 (File No. 001-34757)).

Exhibit 4.3	Indenture governing Spectrum Brands, Inc.’s 4.000% Senior Notes due 2026, dated as of September 20, 2016, among Spectrum Brands, Inc., the guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent and Elavon Financial Services DAC, as registrar and transfer agent (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on December 8, 2014 (File No. 001-34757)).

Exhibit 4.4	Indenture governing Spectrum Brands, Inc.’s 5.00% Senior Notes due 2029, dated as of September 24, 2019, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on September 24, 2019 (File No. 001-4219)).

Exhibit 4.5	Indenture governing Spectrum Brands, Inc.’s 5.50% Senior Notes due 2030, dated as of June 30, 2020, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on June 30, 2020 (File No. 001-4219)).

Exhibit 4.6	Indenture governing the 3.875% Senior Notes due 2031, dated as of March 3, 2021, among Spectrum Brands, Inc., the guarantors party thereto and US Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on March 3, 2021 (File No. 001-4219).

Exhibit 4.7	Description of Capital Stock of Spectrum Brands, Holdings, Inc. (incorporated herein by reference to Exhibit 4.8 to Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on January 28, 2020 (File No. 001-4219)).

Exhibit 10.1	Amended and Restated Credit Agreement, dated as of June 30, 2020 among the Company, SB/RH Holdings, the guarantors party thereto, the lenders party thereto from time to time, and Royal Bank of Canada, as the administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on June 30, 2020 (File No. 001-4219)).

Exhibit 10.2	First Amendment to Amended and Restated Credit Agreement, dated as of March 3, 2021 (to the Amended and Restated Credit Agreement dated as of June 30, 2020), by and among the Company, SB/RH Holdings, Royal Bank of Canada, as the administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands).

Exhibit 10.3	Second Amendment to Amended and Restated Credit Agreement, dated as of December 10, 2021 (to the Amended and Restated Credit Agreement dated as of June 30, 2020) by and among the Company, SB/RH Holdings, the guarantors party thereto, the lenders party thereto from time to time, and Royal Bank of Canada, as the administrative agent. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands on February 4, 2022 (File No. 001-4219)).

Exhibit 10.4	Third Amendment to Amended and Restated Credit Agreement, dated as of February 3, 2022 (to the Amended and Restated Credit Agreement dated as of June 30, 2020), by and among the Company, SB/RH Holdings, Royal Bank of Canada, as the administrative agent, the guarantors party thereto and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands on February 18, 2022 (File No. 001-4219)).

Exhibit 10.5	Fourth Amendment to Amended and Restated Credit Agreement, dated as of November 17, 2022 (to the Amended and Restated Credit Agreement dated as of June 30, 2020), by and among the Company, SB/RH Holdings, Royal Bank of Canada, as the administrative agent, the guarantors party thereto and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands on November 18, 2022 (File No. 001-4219)).

Exhibit 10.6	Security Agreement, dated as of June 23, 2015, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the subsidiary guarantors party thereto from time to time and Deutsche Bank AG New York Branch, as collateral agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on June 23, 2015 (File No. 001-34757)).

Exhibit 10.7	Loan Guaranty, dated as of June 23, 2015, by and among SB/RH Holdings, LLC, the subsidiary guarantors party thereto from time to time and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on June 23, 2015 (File No. 001-34757)).

Exhibit 10.8+	Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (incorporated herein by reference to Exhibit 4.8 to the Registration Statement filed on Form S-8 with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 1, 2017 (File No. 333-215850)).

Exhibit 10.9+	Form of Restricted Stock Unit Agreement under the Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (incorporated herein by reference to Exhibit 4.9 to the Registration Statement filed on Form S-8 with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 1, 2017 (File No. 333-215850)).

Exhibit 10.10+	Form of Performance Compensation Award Agreement under the Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (incorporated herein by reference to Exhibit 4.10 to the Registration Statement filed on Form S-8 filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 1, 2017 (File No. 333-215850)).

Exhibit 10.11+	Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc.) on August 7, 2020 (File No. 333- 242343).

Exhibit 10.12+	Amended and Restated Employment Agreement dated April 25, 2018, by and between Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David M. Maura (filed by incorporation by reference to Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on May 1, 2018 (File No. 001-34757)).

Exhibit 10.13+	Employment Agreement, dated as of September 13, 2018, by and among Ehsan Zargar, Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) and Spectrum Brands, Inc. (incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on November 23, 2018 (File NO. 001-4219)).

Exhibit 10.14+	Form of Agreement with David Maura and Ehsan Zargar Regarding Certain Provisions of Such Executive’s Respective Prior Separation Agreements with HRG Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on February 7, 2019 (File No. 001-4219)).

Exhibit 10.15+	Employment Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Jeremy W. Smeltser. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc.(f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.16+	Employment Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Randal D. Lewis. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc.(f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.17+@	Separation Agreement, dated as of August 30, 2022, by and between Spectrum Brands Holdings, Inc. and Randal D. Lewis.

Exhibit 10.18+	Letter Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Rebeckah Long. (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group,Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.19+	Severance Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Rebeckah Long. (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.20+@	Separation Agreement, dated as of August 30, 2022, by and between Spectrum Brands Holdings, Inc. and Rebeckah Long.

Exhibit 10.21+	Form of Restricted Stock Unit Award Agreement effective as of December 22, 2020 (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on May 7, 2021 (File No. 001-4219)).

Exhibit 10.22+	Form of Performance Based Restricted Stock Unit Agreement effective as of December 22, 2020 (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on May 7, 2021 (File No. 001-4219)).

Exhibit 10.23+	Form of Service Based Restricted Stock Unit Agreement effective as of December 22, 2020 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on May 7, 2021 (File No. 001-4219)).

Exhibit 21.1@	Subsidiaries of Registrant

Exhibit 21.2@	List of Guarantor Subsidiaries

Exhibit 23.1@	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.

Exhibit 31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.

Exhibit 31.3*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC

Exhibit 31.4*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC

Exhibit 32.1@	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.

Exhibit 32.2@	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.

Exhibit 32.3@	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC

Exhibit 32.4@	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC

*	Filed herewith
@	Included as an exhibit to the Original Form 10-K.
+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 26, 2023

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