Form 10-Q
period 2023-01-01
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2023-02-10
CIK 109177, 1592706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2023
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
As of February 8, 2023, there were 41,004,457 shares outstanding of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.
SB/RH Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with a reduced disclosure format as permitted by general instruction H(2).

Forward-Looking Statements
We have made or implied certain forward-looking statements in this document. All statements, other than statements of historical facts included or incorporated by reference in this document, including the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations, without limitation, statements or expectations regarding our business strategy, future operations, financial condition, estimated revenues, projected costs, earnings power, projected synergies, prospects, plans and objectives of management, outcome of any litigation and information concerning expected actions of third parties are forward-looking statements. When used in this report, the words future, anticipate, pro forma, seek, intend, plan, envision, estimate, believe, belief, expect, project, forecast, outlook, earnings framework, goal, target, could, would, will, can, should, may and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
Since these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:
•the COVID-19 pandemic, economic, social and political conditions or civil unrest, terrorist attacks, acts of war, natural disasters, other public health concerns or unrest in the United States ("U.S.") or the international markets impacting our business, customers, employees (including our ability to retain and attract key personnel), manufacturing facilities, suppliers, capital markets, financial condition and results of operations, all of which tend to aggravate the other risks and uncertainties we face;
•the impact of a number of local, regional and global uncertainties could negatively impact our business;
•the negative effect of the armed conflict between Russia and Ukraine and its impact on those regions and surrounding regions, including on our operations and on those of our customers, suppliers and other stakeholders;
•our increased reliance on third-party partners, suppliers and distributors to achieve our business objectives;
•the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring and optimization activities, including distribution center changes which are complicated and involve coordination among a number of stakeholders, including our suppliers and transportation and logistics handlers;
•the impact of our indebtedness and financial leverage position on our business, financial condition and results of operations;
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
•interest rate fluctuations;
•changes in foreign currency exchange rates that may impact our purchasing power, pricing and margin realization within international jurisdictions;
•the loss of, significant reduction in or dependence upon, sales to any significant retail customer(s), including their changes in retail inventory levels and management thereof;
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
•our ability to successfully identify, implement, achieve and sustain productivity improvements, cost efficiencies (including at our manufacturing and distribution operations) and cost savings;
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
•our ability to consummate the announced Hardware and Home Improvement ("HHI") divestiture on the expected terms and within the anticipated time period, or at all, which is dependent on the parties' ability to satisfy certain closing conditions and our ability to realize the benefits of the transaction, including reducing the financial leverage of the Company, investing in the organic growth of the Company, funding any future acquisitions, returning capital to shareholders, and/or maintaining our quarterly dividends;

•our ability to overcome, or timely overcome, the U.S. Department of Justice's ("DOJ") complaint to enjoin the proposed acquisition of the Company's HHI business by ASSA ABLOY ("ASSA"), including ASSA's ability to complete the dispositions that it has proposed to resolve all the alleged competitive concerns (i.e., the disposition of its Emtek business and its smart residential business in the U.S. and Canada);
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
•the impact of actions taken by significant stockholders; and
•the unanticipated loss of key members of senior management and the transition of new members of our management teams to their new roles.

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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC

This report is a combined report of Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC. The combined notes to the condensed consolidated financial statements include notes representing Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
As of January 1, 2023 and September 30, 2022
(unaudited)

(in millions)	January 1, 2023	September 30, 2022
Assets
Cash and cash equivalents	$228.0	$243.7
Trade receivables, net	269.8	247.4
Other receivables	121.1	95.7
Inventories	702.3	780.6
Prepaid expenses and other current assets	48.3	51.2
Current assets of business held for sale	1,811.1	1,816.7
Total current assets	3,180.6	3,235.3
Property, plant and equipment, net	264.2	263.8
Operating lease assets	78.6	82.5
Deferred charges and other	66.6	38.7
Goodwill	965.0	953.1
Intangible assets, net	1,210.8	1,202.2
Total assets	$5,765.8	$5,775.6
Liabilities and Shareholders' Equity
Current portion of long-term debt	$12.5	$12.3
Accounts payable	365.2	453.1
Accrued wages and salaries	26.4	28.4
Accrued interest	49.1	27.6
Other current liabilities	201.1	203.0
Current liabilities of business held for sale	427.0	463.7
Total current liabilities	1,081.3	1,188.1
Long-term debt, net of current portion	3,267.7	3,144.5
Long-term operating lease liabilities	52.5	56.0
Deferred income taxes	62.7	60.1
Other long-term liabilities	62.2	57.8
Total liabilities	4,526.4	4,506.5
Commitments and contingencies (Note 16)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	2,011.5	2,032.5
Accumulated earnings	323.9	362.1
Accumulated other comprehensive loss, net of tax	(288.9)	(303.1)
Treasury stock	(814.2)	(828.8)
Total shareholders' equity	1,232.8	1,263.2
Non-controlling interest	6.6	5.9
Total equity	1,239.4	1,269.1
Total liabilities and equity	$5,765.8	$5,775.6
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Income
For the three month periods ended January 1, 2023 and January 2, 2022
(unaudited)

	Three Month Periods Ended
(in millions, except per share)	January 1, 2023	January 2, 2022
Net sales	$713.3	$757.2
Cost of goods sold	511.4	537.9
Gross profit	201.9	219.3
Selling	131.3	146.3
General and administrative	84.6	89.2
Research and development	6.2	7.6
Total operating expenses	222.1	243.1
Operating loss	(20.2)	(23.8)
Interest expense	33.4	21.8
Other non-operating (income) expense, net	(1.5)	0.6
Loss from continuing operations before income taxes	(52.1)	(46.2)
Income tax benefit	(12.1)	(16.0)
Net loss from continuing operations	(40.0)	(30.2)
Income from discontinued operations, net of tax	19.5	38.8
Net (loss) income	(20.5)	8.6
Net income from continuing operations attributable to non-controlling interest	0.3	—
Net income from discontinued operations attributable to non-controlling interest	0.1	0.4
Net (loss) income attributable to controlling interest	$(20.9)	$8.2
Amounts attributable to controlling interest
Net loss from continuing operations attributable to controlling interest	$(40.3)	$(30.2)
Net income from discontinued operations attributable to controlling interest	19.4	38.4
Net (loss) income attributable to controlling interest	$(20.9)	$8.2
Earnings Per Share
Basic earnings per share from continuing operations	$(0.99)	$(0.73)
Basic earnings per share from discontinued operations	0.48	0.93
Basic earnings per share	$(0.51)	$0.20
Diluted earnings per share from continuing operations	$(0.99)	$(0.73)
Diluted earnings per share from discontinued operations	0.48	0.93
Diluted earnings per share	$(0.51)	$0.20
Dividend per share	$0.42	$0.42
Weighted Average Shares Outstanding
Basic	40.9	41.3
Diluted	40.9	41.3
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Comprehensive Income
For the three month periods ended January 1, 2023 and January 2, 2022
(unaudited)

	Three Month Periods Ended
(in millions)	January 1, 2023	January 2, 2022
Net (loss) income	$(20.5)	$8.6
Other comprehensive (loss) income
Foreign currency translation adjustment
Foreign currency translation gain (loss)	60.5	(3.8)
Unrealized (loss) gain from net investment hedge	(33.9)	10.6
Foreign currency translation adjustment before tax	26.6	6.8
Deferred tax effect	8.8	(4.5)
Foreign currency translation adjustment, net	35.4	2.3
Unrealized (loss) gain on derivative instruments
Unrealized (loss) gain on hedging activity before reclassification	(25.4)	1.2
Net reclassification for gain to income from continuing operations	(2.5)	(2.1)
Net reclassification for gain to income from discontinued operations	—	(0.5)
Unrealized loss on hedging instruments after reclassification	(27.9)	(1.4)
Deferred tax effect	7.2	4.5
Net unrealized (loss) gain on hedging derivative instruments	(20.7)	3.1
Defined benefit pension loss
Defined benefit pension (loss) gain before reclassification	(2.3)	0.6
Net reclassification for loss to income from continuing operations	0.9	1.0
Defined benefit pension (loss) gain after reclassification	(1.4)	1.6
Deferred tax effect	1.2	(2.9)
Net defined benefit pension loss	(0.2)	(1.3)
Net change to derive comprehensive income for the period	14.5	4.1
Comprehensive (loss) income	(6.0)	12.7
Comprehensive income from continuing operations attributable to non-controlling interest	0.2	—
Comprehensive income from discontinuing operations attributable to non-controlling interest	0.1	0.1
Comprehensive (loss) income attributable to controlling interest	$(6.3)	$12.6
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the three month period ended January 1, 2023
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2022	40.8	$0.5	$2,032.5	$362.1	$(303.1)	$(828.8)	$1,263.2	$5.9	$1,269.1
Net (loss) income from continuing operations	—	—	—	(40.3)	—	—	(40.3)	0.3	(40.0)
Income from discontinued operations, net of tax	—	—	—	19.4	—	—	19.4	0.1	19.5
Other comprehensive income, net of tax	—	—	—	—	14.2	—	14.2	0.3	14.5
Restricted stock issued and related tax withholdings	0.2	—	(25.1)	—	—	14.6	(10.5)	—	(10.5)
Share based compensation	—	—	4.1	—	—	—	4.1	—	4.1
Dividends declared	—	—	—	(17.3)	—	—	(17.3)	—	(17.3)
Balances at January 1, 2023	41.0	$0.5	$2,011.5	$323.9	$(288.9)	$(814.2)	$1,232.8	$6.6	$1,239.4

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the three month period ended January 2, 2022
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2021	41.8	$0.5	$2,063.8	$359.9	$(235.3)	$(717.0)	$1,471.9	$7.1	$1,479.0
Loss from continuing operations	—	—	—	(30.2)	—	—	(30.2)	—	(30.2)
Income from discontinued operations, net of tax	—	—	—	38.4	—	—	38.4	0.4	38.8
Other comprehensive income, net of tax	—	—	—	—	4.0	—	4.0	0.1	4.1
Treasury stock repurchases	(1.1)	—	—	—	—	(110.0)	(110.0)	—	(110.0)
Restricted stock issued and related tax withholdings	0.3	—	(46.6)	—	—	22.2	(24.4)	—	(24.4)
Share based compensation	—	—	8.3	—	—	—	8.3	—	8.3
Dividends declared	—	—	—	(17.7)	—	—	(17.7)	—	(17.7)
Balances as of January 2, 2022	41.0	$0.5	$2,025.5	$350.4	$(231.3)	$(804.8)	$1,340.3	$7.6	$1,347.9
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the three month periods ended January 1, 2023 and January 2, 2022
(unaudited)

	Three Month Periods Ended
(in millions)	January 1, 2023	January 2, 2022
Cash flows from operating activities
Net (loss) income	$(20.5)	$8.6
Income from discontinued operations, net of tax	19.5	38.8
Net loss from continuing operations	(40.0)	(30.2)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	12.2	12.2
Amortization	10.4	13.3
Share based compensation	3.3	5.6
Amortization of debt issuance costs and debt discount	2.0	1.4
Gain from remeasurement of contingent consideration liability	(1.5)	—
Non-cash purchase accounting adjustments	0.5	—
Deferred tax benefit	(18.4)	(27.3)
Net changes in operating assets and liabilities	(25.5)	(230.8)
Net cash used by operating activities from continuing operations	(57.0)	(255.8)
Net cash used by operating activities from discontinued operations	(7.2)	(15.3)
Net cash used by operating activities	(64.2)	(271.1)
Cash flows from investing activities
Purchases of property, plant and equipment	(10.0)	(14.1)
Proceeds from disposal of property, plant and equipment	—	0.1
Net cash used by investing activities from continuing operations	(10.0)	(14.0)
Net cash used by investing activities from discontinued operations	(3.6)	(5.0)
Net cash used by investing activities	(13.6)	(19.0)
Cash flows from financing activities
Payment of debt	(3.3)	(3.2)
Proceeds from issuance of debt	90.0	465.0
Payment of debt issuance costs	(2.3)	—
Treasury stock purchases	—	(110.0)
Dividends paid to shareholders	(17.1)	(17.3)
Share based award tax withholding payments, net of proceeds upon vesting	(10.5)	(24.5)
Net cash provided by financing activities from continuing operations	56.8	310.0
Net cash used by financing activities from discontinued operations	(0.4)	(0.4)
Net cash provided by financing activities	56.4	309.6
Effect of exchange rate changes on cash and cash equivalents	5.7	(2.5)
Net change in cash, cash equivalents and restricted cash in continuing operations	(15.7)	17.0
Cash, cash equivalents, and restricted cash, beginning of period	243.9	190.0
Cash, cash equivalents, and restricted cash, end of period	$228.2	$207.0
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$16.6	$14.7
Cash paid for interest associated with discontinued operations	8.9	12.1
Cash paid for taxes associated with continued operations	6.1	6.6
Cash paid for taxes associated with discontinued operations	6.0	6.4
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$0.1	$0.2
Non cash financing activities
Issuance of shares through stock compensation plan	$27.2	$33.4
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Financial Position
As of January 1, 2023 and September 30, 2022
(unaudited)

(in millions)	January 1, 2023	September 30, 2022
Assets
Cash and cash equivalents	$226.7	$242.4
Trade receivables, net	269.8	247.4
Other receivables	210.8	183.1
Inventories	702.3	780.6
Prepaid expenses and other current assets	48.3	51.2
Current assets of business held for sale	1,811.1	1,816.7
Total current assets	3,269.0	3,321.4
Property, plant and equipment, net	264.2	263.8
Operating lease assets	78.6	82.5
Deferred charges and other	42.4	38.1
Goodwill	965.0	953.1
Intangible assets, net	1,210.8	1,202.2
Total assets	$5,830.0	$5,861.1
Liabilities and Shareholder's Equity
Current portion of long-term debt	$12.5	$12.3
Accounts payable	365.8	453.3
Accrued wages and salaries	26.4	28.4
Accrued interest	49.1	27.6
Other current liabilities	198.9	197.3
Current liabilities of business held for sale	427.0	463.7
Total current liabilities	1,079.7	1,182.6
Long-term debt, net of current portion	3,267.7	3,144.5
Long-term operating lease liabilities	52.5	56.0
Deferred income taxes	256.4	279.3
Other long-term liabilities	70.1	65.6
Total liabilities	4,726.4	4,728.0
Commitments and contingencies (Note 16)
Shareholder's equity
Other capital	2,158.0	2,164.6
Accumulated deficit	(773.8)	(736.0)
Accumulated other comprehensive loss, net of tax	(288.8)	(303.0)
Total shareholder's equity	1,095.4	1,125.6
Non-controlling interest	8.2	7.5
Total equity	1,103.6	1,133.1
Total liabilities and equity	$5,830.0	$5,861.1
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Income
For the three month periods ended January 1, 2023 and January 2, 2022
(unaudited)

	Three Month Periods Ended
(in millions)	January 1, 2023	January 2, 2022
Net sales	$713.3	$757.2
Cost of goods sold	511.4	537.9
Gross profit	201.9	219.3
Selling	131.3	146.3
General and administrative	84.5	88.9
Research and development	6.2	7.6
Total operating expenses	222.0	242.8
Operating loss	(20.1)	(23.5)
Interest expense	33.4	21.8
Other non-operating (income) expense, net	(1.5)	0.6
Loss from continuing operations before income taxes	(52.0)	(45.9)
Income tax benefit	(12.2)	(15.8)
Net loss from continuing operations	(39.8)	(30.1)
Income from discontinued operations, net of tax	19.5	38.8
Net (loss) income	(20.3)	8.7
Net income from continuing operations attributable to non-controlling interest	0.3	—
Net income from discontinued operations attributable to non-controlling interest	0.1	0.4
Net (loss) income attributable to controlling interest	$(20.7)	$8.3
Amounts attributable to controlling interest
Net loss from continuing operations attributable to controlling interest	$(40.1)	$(30.1)
Net income from discontinued operations attributable to controlling interest	19.4	38.4
Net (loss) income attributable to controlling interest	$(20.7)	$8.3
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Comprehensive Income
For the three month periods ended January 1, 2023 and January 2, 2022
(unaudited)

	Three Month Periods Ended
(in millions)	January 1, 2023	January 2, 2022
Net (loss) income	$(20.3)	$8.7
Other comprehensive (loss) income
Foreign currency translation adjustment
Foreign currency translation gain (loss)	60.5	(3.8)
Unrealized gain (loss) from net investment hedge	(33.9)	10.6
Foreign currency translation adjustment before tax	26.6	6.8
Deferred tax effect	8.8	(4.5)
Foreign currency translation adjustment, net	35.4	2.3
Unrealized (loss) gain on derivative instruments
Unrealized (loss) gain on hedging activity before reclassification	(25.4)	1.2
Net reclassification for gain to income from continuing operations	(2.5)	(2.1)
Net reclassification for gain to income from discontinued operations	—	(0.5)
Unrealized loss on hedging instruments after reclassification	(27.9)	(1.4)
Deferred tax effect	7.2	4.5
Net unrealized (loss) gain on hedging derivative instruments	(20.7)	3.1
Defined benefit pension loss
Defined benefit pension (loss) gain before reclassification	(2.3)	0.6
Net reclassification for loss to income from continuing operations	0.9	1.0
Defined benefit pension (loss) gain after reclassification	(1.4)	1.6
Deferred tax effect	1.2	(2.9)
Net defined benefit pension loss	(0.2)	(1.3)
Net change to derive comprehensive income for the period	14.5	4.1
Comprehensive (loss) income	(5.8)	12.8
Comprehensive income from continuing operations attributable to non-controlling interest	0.2	—
Comprehensive income from discontinuing operations attributable to non-controlling interest	0.1	0.1
Comprehensive (loss) income attributable to controlling interest	$(6.1)	$12.7
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder's Equity
For the three month period ended January 1, 2023
(unaudited)

(in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2022	$2,164.6	$(736.0)	$(303.0)	$1,125.6	$7.5	$1,133.1
Net (loss) income from continuing operations	—	(40.1)	—	(40.1)	0.3	(39.8)
Income from discontinued operations, net of tax	—	19.4	—	19.4	0.1	19.5
Other comprehensive income, net of tax	—	—	14.2	14.2	0.3	14.5
Restricted stock issued and related tax withholdings	(10.5)	—	—	(10.5)	—	(10.5)
Share based compensation	3.9	—	—	3.9	—	3.9
Dividends paid to parent	—	(17.1)	—	(17.1)	—	(17.1)
Balances at January 1, 2023	$2,158.0	$(773.8)	$(288.8)	$1,095.4	$8.2	$1,103.6

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder's Equity
For the three month period ended January 2, 2022
(unaudited)

(in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2021	$2,174.8	$(614.9)	$(235.2)	$1,324.7	$8.7	$1,333.4
Loss from continuing operations	—	(30.1)	—	(30.1)	—	(30.1)
Income from discontinued operations, net of tax	—	38.4	—	38.4	0.4	38.8
Other comprehensive income, net of tax	—	—	4.0	4.0	0.1	4.1
Restricted stock issued and related tax withholdings	(24.3)	—	—	(24.3)	—	(24.3)
Share based compensation	8.2	—	—	8.2	—	8.2
Dividends paid to parent	—	(119.2)	—	(119.2)	—	(119.2)
Balances as of January 2, 2022	$2,158.7	$(725.8)	$(231.2)	$1,201.7	$9.2	$1,210.9
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Cash Flows
For the three month periods ended January 1, 2023 and January 2, 2022
(unaudited)

	Three Month Periods Ended
(in millions)	January 1, 2023	January 2, 2022
Cash flows from operating activities
Net (loss) income	$(20.3)	$8.7
Income from discontinued operations, net of tax	19.5	38.8
Net loss from continuing operations	(39.8)	(30.1)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	12.2	12.2
Amortization	10.4	13.3
Share based compensation	3.1	5.6
Amortization of debt issuance costs and debt discount	2.0	1.4
Gain from contingent consideration liability	(1.5)	—
Non-cash purchase accounting adjustments	0.5	—
Deferred tax benefit	(18.5)	(27.1)
Net changes in operating assets and liabilities	(36.0)	(263.6)
Net cash used by operating activities from continuing operations	(67.6)	(288.3)
Net cash used by operating activities from discontinued operations	(7.1)	(15.3)
Net cash used by operating activities	(74.7)	(303.6)
Cash flows from investing activities
Purchases of property, plant and equipment	(10.0)	(14.1)
Proceeds from disposal of property, plant and equipment	—	0.1
Net cash used by investing activities from continuing operations	(10.0)	(14.0)
Net cash used by investing activities from discontinued operations	(3.6)	(5.0)
Net cash used by investing activities	(13.6)	(19.0)
Cash flows from financing activities
Payment of debt	(3.3)	(3.2)
Proceeds from issuance of debt	90.0	465.0
Payment of debt issuance costs	(2.3)	—
Payment of cash dividends to parent	(17.1)	(119.2)
Net cash provided by financing activities from continuing operations	67.3	342.6
Net cash used by financing activities from discontinued operations	(0.4)	(0.4)
Net cash provided by financing activities	66.9	342.2
Effect of exchange rate changes on cash and cash equivalents	5.7	(2.5)
Net change in cash, cash equivalents and restricted cash	(15.7)	17.1
Cash, cash equivalents, and restricted cash, beginning of period	242.6	188.3
Cash, cash equivalents, and restricted cash, end of period	$226.9	$205.4
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$16.6	$14.7
Cash paid for interest associated with discontinued operations	8.9	12.1
Cash paid for taxes associated with continued operations	6.1	6.6
Cash paid for taxes associated with discontinued operations	6.0	6.4
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$0.1	$0.2
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

NOTE 1– BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Fiscal Period-End
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and its majority owned subsidiaries in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
SBH’s and SB/RH’s fiscal year ends September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three month periods included within this Quarterly Report for the Company are January 1, 2023 and January 2, 2022.
Newly Adopted Accounting Standards
In March 2020, the FASB issued ASU 2020- 04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to clarify certain optional expedients in Topic 848. The adoption did not have a material impact on the consolidated financial statements.
Recently Issued Accounting Standards
In September 2022, the FASB issued ASU 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations to enhance transparency about the use of supplier finance programs. Under the ASU, the buyer in a supplier finance program is required to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. The amendments in ASU 2022-04 are effective for all entities for fiscal years beginning after December 15, 2022, including interim periods within those financial years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance.

NOTE 2 – DIVESTITURES
The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the accompanying Condensed Consolidated Statements of Income for the three month periods ended January 1, 2023 and January 2, 2022:

	Three Month Periods Ended
(in millions)	January 1, 2023	January 2, 2022
Income from discontinued operations before income taxes – HHI	$45.0	$60.0
Loss from discontinued operations before income taxes – Other	(0.6)	(0.3)
Interest on corporate debt allocated to discontinued operations	16.3	10.4
Income from discontinued operations before income taxes	28.1	49.3
Income tax expense from discontinued operations	8.6	10.5
Income from discontinued operations, net of tax	19.5	38.8
Income from discontinued operations, net of tax attributable to noncontrolling interest	0.1	0.4
Income from discontinued operations, net of tax attributable to controlling interest	$19.4	$38.4
Interest from corporate debt allocated to discontinued operations includes interest expense from Term Loans required to be paid down using proceeds received on disposal on sale of a business, and interest expense from corporate debt not directly attributable to or related to other operations based on the ratio of net assets of the disposal group held for sale to the consolidated net assets of the Company plus consolidated debt, excluding debt assumed in the transaction, required to be repaid, or directly attributable to other operations of the Company. Corporate debt, including Term Loans required to be paid down, are not classified as held for sale as they are not directly attributable to the identified disposal group.
Hardware and Home Improvement ("HHI")
On September 8, 2021, the Company entered into a definitive Asset and Stock Purchase Agreement (the "ASPA") with ASSA ABLOY AB ("ASSA") to sell its HHI segment for cash proceeds of $4.3 billion, subject to customary purchase price adjustments (the "HHI Transaction"). The Company's assets and liabilities associated with the HHI disposal group have been classified as held for sale, and the respective operations have been classified as discontinued operations and reported separately for all periods presented.

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
The consummation of the acquisition is subject to certain customary conditions, including, among other things, (i) the absence of a material adverse effect on HHI, (ii) the expiration or termination of required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the receipt of certain other antitrust approvals in certain specified foreign jurisdictions (the conditions contained in (ii) and (iii) together, the “Antitrust Conditions”), (iv) the accuracy of the representations and warranties of the parties generally subject to a customary material adverse effect standard (as described in the ASPA) or other customary materiality qualifications), (v) the absence of governmental restrictions on the consummation of the acquisition in certain jurisdictions, and (vi) material compliance by the parties with their respective covenants and agreements under the ASPA. The consummation of the acquisition is not subject to any financing condition.
The ASPA also contains certain termination rights, including the right of either party to terminate the ASPA if the consummation of the acquisition has not occurred on or before December 8, 2022 (the “Termination Date”). Further, if the acquisition has not been consummated by the Termination Date and all conditions precedent to ASSA's obligation to consummate the acquisition have otherwise been satisfied except for one or more of the Antitrust Conditions, then ASSA would be required to pay the Company a termination fee of $350 million. On July 14, 2022, the parties entered into an amendment to the ASPA (the “Amendment”) pursuant to which the Termination Date was extended to June 30, 2023. Except for the foregoing amendment to the Termination Date, the ASPA remains in full force and effect as written, including with respect to the termination fee of $350 million. The Company continues to engage with antitrust regulators in the regulatory review of the HHI transaction, and the extension is intended to provide the parties with additional time (to the extent needed) to satisfy the conditions related to receipt of governmental clearances. On September 15, 2022, the Department of Justice ("DOJ") filed a complaint seeking to enjoin the transaction and block the acquisition of the HHI division by ASSA. Both the Company and ASSA have stated their disagreement with the DOJ's concerns. On December 2, 2022, ASSA announced an agreement to sell its Emtek and the Smart Residential Business in the U.S. and Canada to Fortune Brands in response to competitive concerns raised by the DOJ in their complaint. The Company expects that the trial will occur in April 2023. The Company and ASSA will jointly defend the transaction in the litigation. The Company continues to recognize the HHI division as held for sale and as a component of our discontinued operations. The parties are committed to closing the HHI transaction, and the Company and ASSA both continue to expect that they will obtain all the required governmental clearances and will close the HHI transaction.
The following table summarizes the assets and liabilities of the HHI disposal group classified as held for sale as of January 1, 2023 and September 30, 2022:

(in millions)	January 1, 2023	September 30, 2022
Assets
Trade receivables, net	$111.3	$135.5
Other receivables	4.9	6.7
Inventories	340.0	327.1
Prepaid expenses and other current assets	32.6	33.1
Property, plant and equipment, net	171.1	166.6
Operating lease assets	64.0	63.6
Deferred charges and other	12.5	11.7
Goodwill	700.5	698.6
Intangible assets, net	374.2	373.8
Total assets of business held for sale	$1,811.1	$1,816.7
Liabilities
Current portion of long-term debt	$1.4	$1.4
Accounts payable	206.2	224.7
Accrued wages and salaries	18.7	32.7
Other current liabilities	78.5	79.9
Long-term debt, net of current portion	54.2	54.6
Long-term operating lease liabilities	44.7	46.9
Deferred income taxes	9.8	10.1
Other long-term liabilities	13.5	13.4
Total liabilities of business held for sale	$427.0	$463.7

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES (continued)
The following table summarizes the components of income from discontinued operations before income taxes associated with the HHI divestiture in the accompanying Condensed Consolidated Statements of Operations for the three month periods ended January 1, 2023 and January 2, 2022:

	Three Month Periods Ended
(in millions)	January 1, 2023	January 2, 2022
Net sales	$362.9	$374.7
Cost of goods sold	244.8	245.0
Gross profit	118.1	129.7
Operating expenses	71.1	67.2
Operating income	47.0	62.5
Interest expense	0.8	0.9
Other non-operating expense, net	1.2	1.6
Income from discontinued operations before income taxes	$45.0	$60.0
Beginning in September 2021, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with the HHI disposal group classified as held for sale. Interest expense consists of interest from debt directly attributable to HHI operations that primarily consist of interest from finance leases. No impairment loss was recognized on the assets held for sale as the purchase price of the business less estimated cost to sell is more than its carrying value. The following table presents significant non-cash items and capital expenditures of discontinued operations from the HHI divestiture for the three month periods ended January 1, 2023 and January 2, 2022:

	Three Month Periods Ended
(in millions)	January 1, 2023	January 2, 2022
Share based compensation	$0.9	$2.8
Purchases of property, plant and equipment	3.6	5.0
Other
Loss from discontinued operations before income taxes – other includes incremental pre-tax loss for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreements for the sale and divestiture of the Global Batteries & Lighting ("GBL") and Global Auto Care ("GAC") divisions to Energizer Holdings, Inc. ("Energizer") during the year ended September 30, 2019. The Company and Energizer agreed to indemnify each other for losses arising from certain breaches of the acquisition agreement and for certain other matters, in each case as described in the acquisition agreements. Subsequently, effective January 2, 2020, Energizer closed its divestitures of the European based Varta® consumer battery business in the EMEA region to Varta AG and transferred all respective rights and indemnifications attributable to the Varta® consumer battery business provided by the GBL sale to Varta AG. As of January 1, 2023 and September 30, 2022, the Company recognized $23.7 million and $22.3 million, respectively, related to indemnification payables in accordance with the acquisition agreements, primarily attributable with uncertain tax benefit obligations and outstanding settlements with tax authorities that were transferred and indemnified in accordance with the acquisition agreement, including $7.1 million and $7.0 million within Other Current Liabilities, respectively, and $16.6 million and $15.3 million, within Other Long-Term Liabilities, respectively, on the Company’s Condensed Consolidated Statements of Financial Position.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 3 – RESTRUCTURING CHARGES
During the year ended September 30, 2022, the Company entered into a new initiative in response to changes observed within consumer products and retail markets, continued inflationary cost pressures and headwinds, and to facilitate changes in the management structure for enabling functions of the consolidated group, resulting in the realization of headcount reductions. Total cumulative costs associated with the new restructuring initiative were $10.4 million. Substantially all costs associated with the initiative have been recognized in the prior year with incremental costs realized during the three month period ended January 1, 2023, which were attributable to changes in timing and accruals previously recognized since the initiative was established.
During the year ended September 30, 2022, the Company initiated the exit of its in-country commercial operations in Russia, predominantly supporting the HPC segment, including costs for severance and other exit and disposal activity to close the operations. Total cumulative costs associated with the initiative were $1.2 million. Substantially all costs, excluding lease termination or asset impairment costs associated with the initiative has been recognized.
The Company may enter into small, less significant initiatives to reduce costs and improve margins throughout the organization. Individually these activities are not substantial and occur over a shorter time period (generally less than 12 months).
The following summarizes restructuring charges for the three month periods ended January 1, 2023 and January 2, 2022:

	Three Month Periods Ended
(in millions)	January 1, 2023	January 2, 2022
Fiscal 2022 restructuring	$0.6	$—
Russia dissolution	0.6	—
GPC distribution center transition	—	10.3
Global productivity improvement program	—	1.8
Other project costs	0.8	5.3
Total restructuring charges	$2.0	$17.4
Reported as:
Cost of goods sold	$0.4	$0.3
Selling expense	—	10.3
General and administrative expense	1.6	6.8
The following is a summary of restructuring charges by segment for the three month periods ended January 1, 2023 and January 2, 2022.

	Three Month Periods Ended
(in millions)	January 1, 2023	January 2, 2022
HPC	$0.6	$0.6
GPC	0.7	11.4
H&G	0.2	—
Corporate	0.5	5.4
Total restructuring charges	$2.0	$17.4
The following is a summary of restructuring charges by cost type for the three month periods ended January 1, 2023 and January 2, 2022.

(in millions)	Termination Benefits	Other Costs	Total
For the three month period ended January 1, 2023	$1.3	$0.7	$2.0
For the three month period ended January 2, 2022	0.6	16.8	17.4
The following is a rollforward of the accrual for restructuring charges by cost type for the three month period ended January 1, 2023.

(in millions)	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2022	$3.7	$0.3	$4.0
Provisions	1.3	0.1	1.4
Cash expenditures	(2.7)	(0.1)	(2.8)
Foreign currency and other	0.2	—	0.2
Accrual balance at January 1, 2023	$2.5	$0.3	$2.8

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 4 – REVENUE RECOGNITION
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three month periods ended January 1, 2023 and January 2, 2022, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	Three Month Period Ended January 1, 2023				Three Month Period Ended January 2, 2022
(in millions)	HPC	GPC	H&G	Total	HPC	GPC	H&G	Total
Product Sales
NA	$164.5	$174.3	$69.0	$407.8	$127.4	$187.4	$72.6	$387.4
EMEA	137.3	86.6	—	223.9	159.4	94.4	—	253.8
LATAM	41.8	3.2	1.9	46.9	68.6	4.7	2.4	75.7
APAC	17.8	9.5	—	27.3	21.7	11.2	—	32.9
Licensing	2.5	2.4	0.5	5.4	2.6	2.7	0.3	5.6
Service and other	0.5	1.5	—	2.0	—	1.8	—	1.8
Total Revenue	$364.4	$277.5	$71.4	$713.3	$379.7	$302.2	$75.3	$757.2

The Company offers standard warranty coverage on certain products that it sells and accounts for this as an assurance warranty. As such, no transaction price is allocated to the standard warranty, and the Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. See Note 16 - Commitments and Contingencies for further information regarding the Company’s standard warranties.
The Company has a broad range of customers, including many large mass retail customers. During the three month period ended January 1, 2023 and January 2, 2022, there were two large retail customers each exceeding 10% of consolidated Net Sales and representing 36.2% and 33.0%, respectively, of consolidated Net Sales.
A significant portion of our product sales from our HPC segment are subject to the continued use and access to the Black & Decker ("B&D") brand through a license agreement with Stanley Black and Decker. The license agreement was renewed through June 30, 2025, including a sell-off period from April 1, 2025 to June 30, 2025 whereby the Company can continue to sell and distribute but no longer produce products subject to the license agreement. Net sales from B&D product sales consisted of $86.7 million, or 12.2% of consolidated net sales, and $129.4 million, or 17.1% of consolidated net sales, for the three month periods ended January 1, 2023 and January 2, 2022, respectively. All other significant brands and tradenames used in the Company’s commercial operations are directly owned and not subject to further restrictions.
In the normal course of business, the Company may allow customers to return product or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to be received. The allowance for product returns as of January 1, 2023 and September 30, 2022 was $15.7 million and $15.5 million, respectively.

NOTE 5 – RECEIVABLES AND CONCENTRATION OF CREDIT RISK
The allowance for credit losses on the Company's trade receivables as of January 1, 2023 and September 30, 2022 was $9.4 million and $7.3 million, respectively.
The Company has a broad range of customers including many large mass retail customers. As of January 1, 2023, there was one large retail customer exceeding 10% of consolidated Net Trade Receivables and representing 16.3% of consolidated Net Trade Receivables. As of September 30, 2022 there were two large retail customers exceeding 10% of consolidated Net Trade Receivables and representing and 21.9% of consolidated Net Trade Receivables.

NOTE 6 – INVENTORIES
Inventories consist of the following:

(in millions)	January 1, 2023	September 30, 2022
Raw materials	$80.2	$72.3
Work-in-process	9.3	10.5
Finished goods	612.8	697.8
	$702.3	$780.6

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(in millions)	January 1, 2023	September 30, 2022
Land, buildings and improvements	$78.5	$75.7
Machinery, equipment and other	397.5	394.1
Finance leases	141.0	139.8
Construction in progress	59.4	54.7
Property, plant and equipment	676.4	664.3
Accumulated depreciation	(412.2)	(400.5)
Property, plant and equipment, net	$264.2	$263.8
Depreciation expense from property, plant, and equipment for the three month periods ended January 1, 2023 and January 2, 2022, was $12.2 million.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following:

(in millions)	HPC	GPC	H&G	Total
As of September 30, 2022	$108.1	$502.4	$342.6	$953.1
Tristar Business acquisition adjustment	3.0	—	—	3.0
Foreign currency impact	—	8.9	—	8.9
As of January 1, 2023	$111.1	$511.3	$342.6	$965.0
During the three month period ended January 1, 2023, the Company recognized incremental adjustments to HPC goodwill attributable to changes to the preliminary valuation of net assets acquired associated with the acquisition of the Tristar Business, previously acquired on February 18, 2022, primarily associated with the valuation of reserves on trade receivables and deferred tax assets as of the acquisition date. The preliminary values recorded were determined based upon a valuation with estimates and assumptions used in such valuation that are subject to change within the measurement period (up to one year from the acquisition date). There are no further adjustments anticipated on the valuation of acquired net assets. See Note 4 - Acquisitions in the Notes to the Consolidated Financial Statements within the Company's Annual Report on Form 10-K, released on November 22, 2022, for further discussion on the Tristar Business acquisition.
The carrying value and accumulated amortization of intangible assets are as follows:

	January 1, 2023			September 30, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$635.4	$(387.1)	$248.3	$627.8	$(373.9)	$253.9
Technology assets	75.3	(32.1)	43.2	75.3	(30.8)	44.5
Tradenames	10.9	(5.6)	5.3	10.6	(5.1)	5.5
Total amortizable intangible assets	721.6	(424.8)	296.8	713.7	(409.8)	303.9
Indefinite-lived intangible assets – tradenames	914.0	—	914.0	898.3	—	898.3
Total Intangible Assets	$1,635.6	$(424.8)	$1,210.8	$1,612.0	$(409.8)	$1,202.2
There were no triggering events or impairments of goodwill and intangible assets identified during the three month period ended January 1, 2023.
Amortization expense from the intangible assets for the three month periods ended January 1, 2023 and January 2, 2022 was $10.4 million and $13.3 million, respectively. Excluding the impact of any future acquisitions, dispositions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2023	$41.8
2024	41.4
2025	39.1
2026	38.1
2027	38.1

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 9 – DEBT
Debt consists of the following:

	January 1, 2023		September 30, 2022
(in millions)	Amount	Rate	Amount	Rate
Revolver Facility, variable rate, expiring June 30, 2025	$830.0	6.9%	$740.0	5.7%
Term Loan Facility, variable rate, due March 3, 2028	393.0	6.7%	394.0	5.2%
5.75% Notes, due July 15, 2025	450.0	5.8%	450.0	5.8%
4.00% Notes, due October 1, 2026	451.0	4.0%	417.1	4.0%
5.00% Notes, due October 1, 2029	300.0	5.0%	300.0	5.0%
5.50% Notes, due July 15, 2030	300.0	5.5%	300.0	5.5%
3.875% Notes, due March 15, 2031	500.0	3.9%	500.0	3.9%
Obligations under finance leases	91.1	5.2%	92.7	5.1%
Total Spectrum Brands, Inc. debt	3,315.1		3,193.8
Unamortized discount on debt	(0.7)		(0.8)
Debt issuance costs	(34.2)		(36.2)
Less current portion	(12.5)		(12.3)
Long-term debt, net of current portion	$3,267.7		$3,144.5
Our Revolver Facility has a total capacity of $1,100 million. Borrowings from the initial revolver capacity of $600 million are subject to either adjusted London Inter-Bank Offered Rate ("LIBOR") plus margin ranging from 1.75% to 2.75% per annum, or base rate plus margin ranging from 0.75% to 1.75% per annum; and borrowings under the incremental revolver capacity of $500 million, per the third amendment to the Amended and Restated Credit Agreement (the "Credit Agreement"), are subject to Secured Overnight Financing Rate ("SOFR") plus margin ranging from 1.75% to 2.75% per annum or base rate plus margin ranging from 0.75% to 1.75%. Effective November 3, 2022, the applicable margin increased 25 bps resulting in an increase to the SOFR margin ranging from 2.00% to 3.00% per annum or base rate plus margin ranging from 1.00% to 2.00%, with subsequent increases of 25 bps each 90-day anniversary after the initial step-up date. The LIBOR borrowings are subject to a 0.75% LIBOR floor, and the SOFR borrowings are subject to a 0.50% SOFR floor. Our Revolver Facility allows for the LIBOR rate to be phased out and replaced with the SOFR, and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition. We expect the transition from the LIBOR rate to SOFR will be effective no later than the end of June 2023 As a result of borrowings and payments under the Revolver Facility, the Company had borrowing availability of $252.5 million at January 1, 2023, net of outstanding letters of credit of $17.5 million.
The Term Loan Facility is subject to a rate per annum equal to either (1) the LIBO Rate (as defined in the Credit Agreement), subject to a 0.50% floor, adjusted for statutory reserves, plus a margin of 2.00% per annum or (2) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin of 1.00% per annum.
On November 17, 2022, the Company entered into the fourth amendment to the Credit Agreement to temporarily increase the maximum consolidated total net leverage ratio permitted to be no greater than 7.0 to 1.0 before returning to 6.0 to 1.0 at the earliest of (i) September 29, 2023, or (ii) 10 business days after the closing of the HHI divestiture or receipt of the related termination fee. The Company incurred $2.3 million in connection with the fourth amendment, which has been recognized as interest expense for the three month period ended January 1, 2023.

NOTE 10 – DERIVATIVES
Derivative financial instruments are used by the Company principally in the management of its foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.
Cash Flow Hedges
The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for Australian Dollars, Canadian Dollars, Euros, Japanese Yen, Pound Sterling, or U.S. Dollars. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to inventory purchases or the sale of product. Until the purchase or sale is recognized, the fair value of the related hedge is recorded in Accumulated Other Comprehensive Income ("AOCI") and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to purchase price variance in Cost of Goods Sold or Net Sales on the Condensed Consolidated Statements of Income. At January 1, 2023, the Company had a series of foreign exchange derivative contracts outstanding through June 2024. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $7.8 million, net of tax. At January 1, 2023 and September 30, 2022, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $320.1 million and $289.5 million, respectively.
The following table summarizes the impact of designated cash flow hedges and the pre-tax gain (loss) recognized in the Condensed Consolidated Statements of Income for the three month periods ended January 1, 2023 and January 2, 2022, respectively:

	Unrealized Gain (Loss) in OCI Before Reclassification		Reclassified Gain (Loss) to Continuing Operations
For the three month periods ended (in millions)	January 1, 2023	January 2, 2022	Line Item	January 1, 2023	January 2, 2022
Foreign exchange contracts	$—	$—	Net sales	$0.1	$—
Foreign exchange contracts	(25.7)	(0.8)	Cost of goods sold	2.4	2.1
Total	$(25.7)	$(0.8)		$2.5	$2.1

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 10 – DERIVATIVES (continued)
Derivative Contracts Not Designated as Hedges for Accounting Purposes
The Company periodically enters into foreign exchange forward contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for, among others, Australian Dollars, Canadian Dollars, Euros, Japanese Yen, Mexican Pesos, Colombian Peso, Philippine Pesos, Hungarian Forint, Turkish Lira, Pounds Sterling, Taiwanese Dollars or U.S. Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At January 1, 2023, the Company had a series of forward exchange contracts outstanding through July 2023. At January 1, 2023 and September 30, 2022, the Company had $511.8 million and $513.7 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.
The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three month periods ended January 1, 2023 and January 2, 2022, pre-tax:

		Three Month Periods Ended
(in millions)	Line Item	January 1, 2023	January 2, 2022
Foreign exchange contracts	Other non-operating expense (income)	$(22.3)	$(1.2)
Fair Value of Derivative Instruments
The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	January 1, 2023	September 30, 2022
Derivative Assets
Foreign exchange contracts – designated as hedge	Other receivables	$1.3	$14.4
Foreign exchange contracts – designated as hedge	Deferred charges and other	—	0.4
Foreign exchange contracts – not designated as hedge	Other receivables	31.2	7.4
Total Derivative Assets		$32.5	$22.2
Derivative Liabilities
Foreign exchange contracts – designated as hedge	Accounts payable	$11.6	$—
Foreign exchange contracts – designated as hedge	Other long term liabilities	2.8	1.0
Foreign exchange contracts – not designated as hedge	Accounts payable	1.0	5.0
Total Derivative Liabilities		$15.4	$6.0
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant as of January 1, 2023.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of January 1, 2023 and September 30, 2022, there was no cash collateral outstanding and no posted standby letters of credit related to such liability positions.
Net Investment Hedge
Spectrum Brands, Inc. has €425.0 million aggregate principle amount of 4.00% Notes designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge are recognized as a component of foreign currency translation within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Expense (Income). Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of January 1, 2023, the full principal amount was designated as a net investment hedge and considered fully effective. The following summarizes the unrealized gain (loss) from the net investment hedge recognized in Other Comprehensive Income for the three month periods ended January 1, 2023 and January 2, 2022, pre-tax:

	Three Month Periods Ended
Unrealized Gain (Loss) in OCI (in millions)	January 1, 2023	January 2, 2022
Net investment hedge	$(33.9)	$10.6

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial instruments as of January 1, 2023 and September 30, 2022 according to the fair value hierarchy are as follows:

	January 1, 2023					September 30, 2022
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Derivative Assets	$—	$32.5	$—	$32.5	$32.5	$—	$22.2	$—	$22.2	$22.2
Derivative Liabilities	—	15.4	—	15.4	15.4	—	6.0	—	6.0	6.0
Debt	—	3,107.4	—	3,107.4	3,280.2	—	2,815.9	—	2,815.9	3,156.8
The fair value measurements of the Company’s debt represent non-active market exchanged traded securities which are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data. See Note 9 – Debt for additional detail on outstanding debt. See Note 10 – Derivatives for additional detail on derivative assets and liabilities.
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

NOTE 12 – SHAREHOLDERS' EQUITY
Share Repurchases
The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or otherwise. On May 4, 2021, the Board of Directors approved a $1 billion common stock repurchase program and terminated the previously approved share repurchase program. The authorization is effective for 36 months. As part of our share repurchase programs, the Company has purchased treasury shares in open market purchases at market fair value along with participating in private purchases from Company employees, significant shareholders and beneficial interest owners at fair value. The following summarizes the activity of common stock repurchases for the three month periods ended January 1, 2023 and January 2, 2022:

	January 1, 2023			January 2, 2022
Three Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	—	$—	$—	1.1	$97.44	$110.0

NOTE 13 – SHARE BASED COMPENSATION
The following is a summary of share based compensation expense for the three month periods ended January 1, 2023 and January 2, 2022 for SBH and SB/RH, respectively.

	Three Month Periods Ended
(in millions)	January 1, 2023	January 2, 2022
SBH	$3.3	$5.6
SB/RH	$3.1	$5.6
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 13 – SHARE BASED COMPENSATION (continued)
The following is a summary of RSU grants issued during the three month period ended January 1, 2023:

	SBH			SB/RH
(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 12 months	0.07	$49.66	$3.7	0.04	$49.57	$2.2
Vesting in more than 12 months	0.14	49.80	6.7	0.14	49.80	6.7
Total time-based grants	0.21	$49.75	$10.4	0.18	$49.74	$8.9
Performance-based grants	0.26	$49.80	$12.9	0.26	$49.80	$12.9
Total grants	0.47	$49.78	$23.3	0.44	$49.78	$21.8

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The change in the components of AOCI for the three month period ended January 1, 2023, was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2022	$(285.9)	$16.8	$(34.0)	$(303.1)
Other comprehensive income (loss) before reclassification	26.6	(25.4)	(2.3)	(1.1)
Net reclassification for (gain) loss to income from continuing operations	—	(2.5)	0.9	(1.6)
Other comprehensive income (loss) before tax	26.6	(27.9)	(1.4)	(2.7)
Deferred tax effect	8.8	7.2	1.2	17.2
Other comprehensive income (loss), net of tax	35.4	(20.7)	(0.2)	14.5
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.2	—	—	0.2
Less: other comprehensive income from discontinued operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income (loss) attributable to controlling interest	35.1	(20.7)	(0.2)	14.2
Balance at January 1, 2023	$(250.8)	$(3.9)	$(34.2)	$(288.9)
The following table presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the periods indicated:

(in millions)	Three Month Period Ended January 1, 2023
	Derivative Instruments	Defined Benefit Pension	Total
Net Sales	$0.1	$—	$0.1
Cost of goods sold	2.4	—	2.4
Other non-operating expense (income), net	—	(0.9)	(0.9)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)
The change in the components of AOCI for the three month period ended January 2, 2022, was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2021	$(194.8)	$6.4	$(46.9)	$(235.3)
Other comprehensive income before reclassification	6.8	1.2	0.6	8.6
Net reclassification for (gain) loss to income from continuing operations	—	(2.1)	1.0	(1.1)
Net reclassification for gain to income from discontinued operations	—	(0.5)	—	(0.5)
Other comprehensive income (loss) before tax	6.8	(1.4)	1.6	7.0
Deferred tax effect	(4.5)	4.5	(2.9)	(2.9)
Other comprehensive income (loss), net of tax	2.3	3.1	(1.3)	4.1
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income (loss) attributable to controlling interest	2.2	3.1	(1.3)	4.0
Balance at January 2, 2022	$(192.6)	$9.5	$(48.2)	$(231.3)
The following table presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the periods indicated:

(in millions)	Three Month Period Ended January 2, 2022
	Derivative Instruments	Defined Benefit Pension	Total
Cost of goods sold	$2.1	$—	$2.1
Other non-operating expense (income), net	—	(1.0)	(1.0)
Income from discontinued operations, net of tax	0.5	—	0.5
NOTE 15 – INCOME TAXES
The effective tax rate for the three month periods ended January 1, 2023 and January 2, 2022, was as follows:

	Three Month Periods Ended
Effective tax rate	January 1, 2023	January 2, 2022
SBH	23.3%	34.7%
SB/RH	23.5%	34.5%
The estimated annual effective tax rate applied to the three month periods ended January 1, 2023, differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), certain nondeductible expenses, and foreign rates that differ from the U.S. federal statutory rate. The Company has U.S. net operating loss carryforwards ("NOL"), which do not allow it to take advantage of the foreign-derived intangible income deduction. The Company’s federal effective tax rate on GILTI is therefore 21%.
As of January 1, 2023 and September 30, 2022, there was $1.0 million and $2.7 million of income taxes receivable from its parent company on the SB/RH Condensed Consolidated Statements of Financial Position, calculated as if SB/RH were a separate taxpayer.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 16 – COMMITMENTS AND CONTINGENCIES
The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. Based on information currently available, the Company does not believe that any additional matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
Environmental Liability. The Company has realized commitments attributable to environmental remediation activities primarily associated with former manufacturing sites of the Company's HPC segment. In coordination with local and federal regulatory agencies, we have conducted testing on certain sites which have resulted in the identification of contamination that has been attributed to historical activities at the properties, resulting in the realization of incremental costs to be assumed by the Company towards the remediation of these properties and the recognition of an environmental remediation liability. We have not conducted invasive testing at all sites and locations and have identified an environmental remediation liability to the extent such remediation requirements have been identified and are considered estimable.
As of January 1, 2023, there was an environmental remediation liability of $7.5 million with $3.6 million included in Other Current Liabilities and $3.9 million included in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position. As of September 30, 2022, there was an environmental remediation liability of $8.8 million with $4.7 million included in Other Current Liabilities and $4.1 million included in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations, or cash flows of the Company.
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of January 1, 2023 and September 30, 2022, the Company recognized $3.1 million and $3.4 million in product liability, respectively, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $0.3 million and $0.4 million of warranty accruals as of January 1, 2023 and September 30, 2022, respectively, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position.
Product Safety Recall. During the year ended September 30, 2022, the HPC segment initiated voluntary product recalls in collaboration with the U.S. Consumer Product Safety Commission ("CPSC"), suspending sales of the affected products and issuing a stop sale with its customers. The Company has assessed the incremental costs attributable to the recall, including the anticipated returns from customers for existing retail inventory, write-off of inventory on hand, and other costs to facilitate the recall such as notification, shipping and handling, rework and destruction of affected products, as needed, and evaluated the probability of redemption. As a result, the Company recognized $8.8 million and $7.5 million as of January 1, 2023 and September 30, 2022, respectively, in Other Current Liabilities on the Consolidated Statement of Financial Position associated with the costs for the recalls. Additionally, the Company has indemnification provisions that are contractually provided by third parties for the affected products and as a result the Company has also recognized $7.4 million and $4.7 million as of January 1, 2023 and September 30, 2022, respectively, in Other Receivables on the Consolidated Statement of Financial Position related to recovery from such indemnification provisions.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 17 – SEGMENT INFORMATION
Net sales relating to the segments for the three month periods ended January 1, 2023 and January 2, 2022, are as follows:

	Three Month Periods Ended
(in millions)	January 1, 2023	January 2, 2022
HPC	$364.4	$379.7
GPC	277.5	302.2
H&G	71.4	75.3
Net sales	$713.3	$757.2
The Chief Operating Decision Maker of the Company uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based compensation costs consist of costs associated with long-term incentive compensation arrangements that generally consist of non-cash, stock-based compensation. See Note 13 – Share Based Compensation for further details;
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
•Non-cash gain from the reduction in the contingent consideration liability recognized during the three month period ended January 1, 2023 associated with the Tristar Business acquisition in the prior year on February 18, 2022;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations;
•Impact from the early settlement of foreign currency cash flow hedges in the prior year, resulting in subsequent assumed losses at the original stated maturities of foreign currency cash flow hedges in our EMEA region that were settled early in the prior year due to changes in the Company's legal entity organizational structure and forecasted purchasing strategy of HPC finished goods inventory within the region, resulting in the recognition of excluded gains in the prior year intended to mitigate costs through the year ending September 30, 2023;
•Incremental costs recognized by the HPC segment attributable to the realization of product recalls initiated by the Company in the prior year. See Note 16 - Commitments and Contingencies for further details;
•Incremental reserves for non-recurring litigation or environmental remediation activity including the proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual nonrecurring claims with no previous history or precedent with remeasurements during the three month period ended January 2, 2022; and
•Other adjustments are primarily attributable to: (1) costs associated with Salus as they are not considered a component of the continuing commercial products company; (2) key executive severance related costs; (3) impairment charges from the exit of certain operating leases at our HPC segment; and (4) insurable losses and cost recovery associated with hurricane damages at a key supplier of our Glofish business and loss realized from misapplied funds during the three month period ended January 1, 2023.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 17 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA for the reportable segments for SBH for the three month periods ended January 1, 2023 and January 2, 2022, are as follows:

	Three Month Periods Ended
SBH (in millions)	January 1, 2023	January 2, 2022
HPC	$13.2	$27.4
GPC	37.2	38.7
H&G	(2.4)	(7.3)
Total Segment Adjusted EBITDA	48.0	58.8
Corporate	8.2	9.5
Interest expense	33.4	21.8
Depreciation	12.2	12.2
Amortization	10.4	13.3
Share and incentive based compensation	3.3	5.6
Tristar acquisition and integration	5.7	1.7
HPC separation initiatives	2.4	1.7
HHI divestiture	1.5	4.3
Coevorden operations separation	1.3	3.2
Rejuvenate integration	—	4.3
Armitage integration	—	0.7
Omega integration	—	0.9
Fiscal 2022 restructuring	0.6	—
Global ERP transformation	1.6	2.9
HPC brand portfolio transitions	1.0	—
Russia closing initiatives	2.9	—
GPC distribution center transition	—	12.8
Global productivity improvement program	—	1.8
Other project costs	3.1	2.1
Unallocated shared costs	6.3	6.8
Non-cash purchase accounting adjustments	0.5	—
Gain from remeasurement of contingent consideration liability	(1.5)	—
Early settlement of foreign currency cash flow hedges	2.6	—
HPC product recall	0.3	—
Legal and environmental remediation reserves	—	(0.5)
Salus and other	4.3	(0.1)
Loss from continuing operations before income taxes	$(52.1)	$(46.2)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 17 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA for reportable segments for SB/RH for the three month periods ended January 1, 2023 and January 2, 2022, are as follows:

	Three Month Periods Ended
SB/RH (in millions)	January 1, 2023	January 2, 2022
HPC	$13.2	$27.4
GPC	37.2	38.7
H&G	(2.4)	(7.3)
Total Segment Adjusted EBITDA	48.0	58.8
Corporate	8.3	9.3
Interest expense	33.4	21.8
Depreciation	12.2	12.2
Amortization	10.4	13.3
Share and incentive based compensation	3.1	5.6
Tristar acquisition and integration	5.7	1.7
HPC separation initiatives	2.4	1.7
HHI divestiture	1.5	4.3
Coevorden operations separation	1.3	3.2
Rejuvenate integration	—	4.3
Armitage integration	—	0.7
Omega integration	—	0.9
Fiscal 2022 restructuring	0.6	—
Global ERP transformation	1.6	2.9
HPC brand portfolio transitions	1.0	—
Russia in-country closing initiatives	2.9	—
GPC distribution center transition	—	12.8
Global productivity improvement program	—	1.8
Other project costs	3.1	2.1
Unallocated shared costs	6.3	6.8
Non-cash purchase accounting adjustments	0.5	—
Gain from remeasurement of contingent consideration liability	(1.5)	—
Early settlement of foreign currency cash flow hedges	2.6	—
HPC product recall	0.3	—
Legal and environmental remediation reserves	—	(0.5)
Other	4.3	(0.2)
Loss from continuing operations before income taxes	$(52.0)	$(45.9)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 18 – EARNINGS PER SHARE – SBH
The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three month periods ended January 1, 2023 and January 2, 2022, are as follows:

	Three Month Periods Ended
(in millions, except per share amounts)	January 1, 2023	January 2, 2022
Numerator
Net loss from continuing operations attributable to controlling interest	$(40.3)	$(30.2)
Income from discontinued operations attributable to controlling interest	19.4	38.4
Net (loss) income attributable to controlling interest	$(20.9)	$8.2
Denominator
Weighted average shares outstanding – basic	40.9	41.3
Dilutive shares	—	—
Weighted average shares outstanding – diluted	40.9	41.3
Earnings per share
Basic earnings per share from continuing operations	$(0.99)	$(0.73)
Basic earnings per share from discontinued operations	0.48	0.93
Basic earnings per share	$(0.51)	$0.20
Diluted earnings per share from continuing operations	$(0.99)	$(0.73)
Diluted earnings per share from discontinued operations	0.48	0.93
Diluted earnings per share	$(0.51)	$0.20
Weighted average number of anti-dilutive shares excluded from denominator	—	0.2

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
Business Overview
The Company is a diversified global branded consumer products company.  We manage the businesses in three vertically integrated, product-focused segments: (i) Home and Personal Care (“HPC”), (ii) Global Pet Care (“GPC”), and (iii) Home and Garden (“H&G”).  The Company manufactures, markets and/or distributes its products globally in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors. We enjoy strong name recognition in our regions under our various brands and patented technologies across multiple product categories.  Global and geographic strategic initiatives and financial objectives are determined at the corporate level.  Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and financial results for all product lines within that segment, on a global basis. The segments are supported through center-led shared service operations and enabling functions consisting of finance and accounting, information technology, legal, human resources, supply chain, and commercial operations. See Note 17 – Segment Information included in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for more information pertaining to segments of continuing operations. The following is an overview of the consolidated business, by segment, summarizing product types and brands:

Segment	Products	Brands
HPC
Home Appliances: Small kitchen appliances including toaster ovens, coffeemakers, slow cookers, air fryers, blenders, hand mixers, grills, food processors, juicers, toasters, irons, kettles, bread makers, cookware, and cookbooks.
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
On September 8, 2021, the Company entered into a definitive Asset and Stock Purchase Agreement (the "Purchase Agreement") with ASSA ABLOY AB ("ASSA") to sell its HHI segment for cash proceeds of $4.3 billion, subject to customary purchase price adjustments. The Company's assets and liabilities associated with HHI have been classified as held for sale, and the respective operations have been classified as discontinued operations and reported separately for all periods presented. HHI consists of residential locksets and door hardware, including knobs, levers, deadbolts, handle sets, and electronic and connected locks under the Kwikset®, Weiser®, Baldwin®, Tell Manufacturing®, and EZSET® brands; kitchen and bath faucets and accessories under the Pfister® brand; and builders' hardware consisting of hinges, metal shapes, security hardware, rack and sliding door hardware, and gate hardware under the National Hardware® and FANAL® brands. Refer to Note 2 - Divestitures included in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further discussion pertaining the HHI divestiture.
All brands and tradenames are directly owned by the Company with the exception of the Black & Decker® ("B&D") and Emeril Legasse® ("Emeril") brands used by the HPC segment. The Company has a trademark license agreement (the "License Agreement") with Stanley Black & Decker ("SBD") pursuant to which we license the B&D brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances within the Company's HPC segment: beverage products, food preparation products, garment care products and cooking products. The License Agreement has a term ending June 30, 2025, including a sell-off period from April 1, 2025 to June 30, 2025, whereby the Company can continue to sell and distribute but no longer produce products subject to the License Agreement. Under the terms of the License Agreement, we agree to pay SBD royalties based on a percentage of sales, with minimum annual royalty payments of $15.0 million, with the exception of the minimum annual royalty will no longer be applied effective January 1, 2024, through the expiration of the agreement. The License Agreement also requires us to comply with maximum annual return rates for products. Subsequent to the completion of the License Agreement, there are no non-competition provisions or restrictions provided following its expiration. See Note 4 – Revenue Recognition included in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further detail on revenue concentration from B&D branded products.

Pursuant to the Emeril License, the Company licenses the Emeril brands within the US, Canada, Mexico, and the United Kingdom for certain designated product categories of household appliances within the HPC segment, including small kitchen food preparation products, indoor and outdoor grills and grill accessories, and cookbooks. The Emeril License has a current expiration of December 31, 2023, with options for one-year renewal periods following the initial expiration through December 31, 2025. Under the terms of the agreement, we agreed to pay the license holder a percentage of sales, with minimum annual royalty payments of $1.6 million, increasing to $1.8 million in subsequent renewal periods.
SB/RH is a wholly owned subsidiary of SBH. Spectrum Brands, Inc. (“SBI”), a wholly-owned subsidiary of SB/RH incurred certain debt guaranteed by SB/RH and domestic subsidiaries of SBI. See Note 9 – Debt included in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for more information pertaining to debt. The reportable segments of SB/RH are consistent with the segments of SBH.
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
•Tristar Business Acquisition - On February 18, 2022, the Company acquired 100% of the Tristar Business that includes a portfolio of home appliances and cookware products sold under the PowerXL®, Emeril, and Copper Chef® brands. The net assets and operating results of the Tristar Business are included in the Company’s condensed consolidated financial statements and reported within the HPC reporting segment for the three month period ended January 1, 2023 effective as of the transaction date. During the three month period ended January 1, 2023, the Company incurred incremental costs to combine and integrate the acquired business with the HPC segment, primarily towards the integration of systems and processes, merger of commercial operations and supply chain, professional fees to consolidate financial records, plus incremental retention costs for personnel supporting the transition and integration efforts. Costs attributable to the integration of the Tristar Business are projecting to continue through the year ending September 30, 2023.
•HPC Separation - The Company has initiated projects to facilitate a strategic separation of the Company's ownership in the HPC segment in the most advantageous way to realize value for both the HPC business as a standalone appliance business either through a spin, merger or sale of the business and the retained GPC and H&G businesses of the consolidated group. Costs are primarily attributable to legal and professional fees incurred to assess opportunities, evaluate transaction considerations for a separation, including potential tax and compliance implications to the consolidated group, costs directly attributable to the legal entity separation and transfer of net assets of the HPC operations from the commingled operations of the Company, plus the segregation of systems and processes. The realization of the transaction, if any, is likely not to occur until after completion of the HHI divestiture. Costs attributable to the initiative are expected to be incurred until a transaction is realized or otherwise canceled.
•HHI Divestiture - On September 8, 2021, the Company entered into an Asset and Stock Purchase Agreement ("ASPA") with ASSA ABLOY AB ("ASSA") to sell its HHI segment. The consummation of the transaction is pending and subject to customary conditions, including the absence of a material adverse effect of HHI and certain antitrust conditions or other governmental restrictions, amongst others. On September 15, 2022, the DOJ filed a complaint seeking to enjoin the transaction and block the acquisition of the HHI division by ASSA. The Company expects that the trial will occur in April 2023. Both the Company and ASSA have stated their disagreement with the DOJ's concerns. The Company and ASSA will jointly defend the transaction in the litigation. On December 2, 2022, ASSA announced an agreement to sell its Emtek and the Smart Residential Business in the U.S. and Canada to Fortune Brand, which are believed to resolve any conceivable competitive concerns of the DOJ. The Company continues to recognize the HHI division as held for sale and as a component of our discontinued operations and are reported separately for all periods presented. The parties are committed to closing the HHI transaction and the Company and ASSA both continue to expect that they will obtain all the required governmental clearances and will close the HHI transaction. See Note 2 - Divestitures in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further detail. The Company has incurred incremental costs attributable to the pending transaction, primarily consisting of legal and professional fees to effect the realization of the ASPA, facilitate antitrust or other governmental restrictions to consummate the transaction, preparation for separation of systems and processes supporting the divested business and enabling functions under a transition services agreement ("TSA"), plus incremental retention costs for personnel supporting the transition efforts. Incremental costs are expected to be incurred through the consummation of the pending transaction to support TSA processes and mitigation following the close of the sale, which are expected to be incurred for a transition period of approximately 12-24 months following the close of the transaction.
•Coevorden Operations - On March 29, 2020, the Company completed the sale of its dog and cat food ("DCF") production facility and distribution center in Coevorden, Netherlands with United Petfood Producers NV ("UPP"). Following the separation of the Coevorden Operations, the Company has incurred incremental costs attributable to a tolling charge for the continued production of DCF products through a three-year manufacturing agreement with the buyer entered into concurrently with the sale, rent charges associated with the transferred warehouse operated by the Company during an 18-month transition period following the sale, plus costs to facilitate the transfer of the warehouse operations to the buyer and the movement of inventory and distribution center operations from the Coevorden facility to a new distribution center supporting GPC operations in EMEA during the prior year. Incremental costs attributable to the three-year tolling arrangement are expected to be completed in March 2023.
•Rejuvenate Acquisition - On May 28, 2021, the Company acquired 100% of the membership interests in For Life Products, LLC ("FLP"), a manufacturer of household cleaning, maintenance, and restoration products sold under the Rejuvenate® brand. The net assets and operating results of FLP are included in the Company’s condensed consolidated financial statements and reported within the H&G reporting segment for the three month periods ended January 1, 2023 and January 2, 2022. During the three month period ended January 2, 2022, the Company incurred incremental costs to combine and integrate the acquired business with the H&G segment, primarily towards the integration of systems and processes, transfer of inventory and integration to an existing H&G distribution center, retention costs for personnel supporting transition and integration efforts. Costs attributable to the integration of the Rejuvenate business were completed in the prior year.

•Armitage Acquisition - On October 26, 2020, the Company completed the acquisition of Armitage Pet Care Ltd ("Armitage"), a pet treats and toys business in Nottingham, United Kingdom, including a portfolio of brands that include the dog treats brand, Good Boy®, cat treats brand, Meowee!®, and Wildbird® bird feed products, among others, that are predominantly sold within the United Kingdom. The net assets and results of operations of Armitage are included in the Company’s condensed consolidated financial statements and reported within the GPC reporting segment for the three month periods ended January 1, 2023 and January 2, 2022. During the three month period ended January 2, 2022, the Company incurred incremental costs to combine and integrate the acquired business with the GPC segment, primarily towards the integration of systems and processes, transfer of inventory and integration to existing GPC supply chain and distribution centers within the EMEA region, plus retention costs for personnel supporting the transition and integration efforts. Costs attributable to the integration of the Armitage business were completed in the prior year.
•Omega Acquisition - On March 10, 2020, the Company acquired Omega Sea, LLC ("Omega"), a manufacturer and marketer of premium fish foods and consumable goods for the home and commercial aquarium markets, primarily consisting of the Omega brand. The net assets and results of operations of Omega are included in the Company's condensed consolidated financial statements and reported within GPC segment for the three month periods ended January 1, 2023 and January 2, 2022. The Company incurred incremental costs to combine and integrate the acquired business within the GPC segment, primarily towards the integration of systems and processes, transfer of inventory and production to an existing GPC facility, including related exit and disposal costs of the assumed leased facility, related start-up costs and operational inefficiencies attributable to the transferred production, plus retention costs for personnel supporting the transition and integration after the transaction date. Costs attributable to the integration of the Omega business were completed in the prior year.
The following is a summary of costs attributable to strategic transactions and business development costs for the respective projects during three month periods ended January 1, 2023 and January 2, 2022. In addition to the initiatives discussed above, the Company regularly engages in other business development initiatives that may incur incremental costs which may not result in a realized transaction or are less significant and therefore have been separately disclosed and recognized as other project costs.

	Three Month Periods Ended
(in millions)	January 1, 2023	January 2, 2022
Tristar acquisition and integration	$5.7	$1.7
HPC separation initiatives	2.4	1.7
HHI divestiture	1.5	4.3
Coevorden operations separation	1.3	3.2
Rejuvenate integration	—	4.3
Armitage integration	—	0.7
Omega integration	—	0.9
Other project costs	0.2	0.5
Total	$11.1	$17.3
Reported as:
Cost of goods sold	$1.3	$1.8
General & administrative expense	9.8	15.5
Restructuring and Optimization Initiatives
We continually seek and develop operating strategies to improve our operational efficiency, match our capacity and product costs to market demand and better utilize our manufacturing and distribution resources in order to reduce costs, increase revenues, and increase or maintain our current profit margins. We have undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. These changes and updates are inherently difficult and are made even more difficult by current global economic conditions. Our ability to achieve the anticipated cost savings and other benefits from such operating strategies may be affected by a number of other macro-economic factors, or inflation increased interest rates, many of which are beyond our control. The following initiatives have been considered as having a significant impact on the comparability of the financial results on the condensed consolidated financial statements and segment financial information.
•Fiscal 2022 Restructuring - During the year ended September 30, 2022, the Company entered into a new initiative in response to changes observed within consumer products and retail markets, continued inflationary cost pressures and headwinds, resulting in the realization of a headcount reduction. Substantially all costs associated with the initiative had been recognized in the prior year with amounts during the three month period ended January 1, 2023 due to change in estimates, headcounts and timing of communication. See Note 3 - Restructuring Charges in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further detail on related exit or disposal costs attributable to this initiative.
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

•Russia Closing Initiative - The Company initiated an assessment of its in-country commercial operations in Russia, predominantly supporting the HPC segment, and other commercial activity directly impacted by the Russia-Ukraine conflict. The Company has recognized impairment costs on inventory and receivables that are at risk of recoverability as the Company has discontinued importing products directly into Russia, has suspended its commercial activity and has begun liquidating remaining assets. Additionally, the initiative is subject to exit and disposal costs for severance benefits of personnel associated with the operations. See Note 3 - Restructuring Charges in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further detail on related exit or disposal costs attributable to this initiative. Costs are anticipated to be incurred through September 30, 2023.
•GPC Distribution Transition - During the year ended September 30, 2021, the GPC segment entered into an initiative to update its supply chain and distribution operations within the U.S. to address capacity needs, optimize and improve fill rates attributable to recent growth in the business and consumer demand, and improve overall operational effectiveness and throughput. The initiative includes the transition of its third party logistics (3PL) service provider at its existing distribution center, incorporating new facilities into the distribution footprint by expanding warehouse capacity and securing additional space to support long-term distribution and fulfillment, plus updating engagement and processes with suppliers and its transportation and logistics handlers. Incremental costs include one-time transition, implementation and start-up cost with the new 3PL service provider, including the integration of provider systems and technology, incentive-based compensation to maintain performance during transition, duplicative and redundant costs, and incremental costs for various disruptions in the operations during the transition period including supplemental transportation and storage costs, incremental detention and demurrage costs. Additionally, the Company experienced an increase in customer fines and penalties during the transition period (recognized as a reduction in net sales). Costs attributable to the initiative were completed during the year ended September 30, 2022.
•Global Productivity Improvement Program - During the year ended September 30, 2019, the Company initiated a company-wide, multi-year program, consisting of various restructuring related initiatives to redirect resources and spending to drive growth, identify cost savings and pricing opportunities through standardization and optimization, develop organizational and operating optimization, and reduce overall operational complexity across the Company. With the Company’s divestitures of GBL and GAC during the year ended September 30, 2019, the project focus includes the transition of the Company’s continuing operations in a post-divestiture environment and exiting of TSAs, which were fully exited in January 2022. The initiative includes review of global processes and organization design and structures, headcount reductions and transfers, and rightsizing the Company’s shared operations and commercial business strategy and exit of certain internal production to third-party suppliers, among others, resulting in the recognition of severance benefits and other exit and disposal costs to facilitate such activity. Costs attributable to the initiative were completed during the year ended September 30, 2022.
The following is a summary of impact to operating results attributable to restructuring initiatives and other optimization projects, incurred for the respective projects during three month periods ended January 1, 2023 and January 2, 2022. In addition to the projects and initiatives discussed above, the Company regularly incurs cost and engages in less significant restructuring and optimization initiatives that individually are not substantial and occur over a shorter time period (generally less than 12 months).

	Three Month Periods Ended
(in millions)	January 1, 2023	January 2, 2022
Fiscal 2022 restructuring	$0.6	$—
Global ERP transformation	1.6	2.9
HPC brand portfolio transitions	1.0	—
Russia closing initiative	2.9	—
GPC distribution center transition	—	12.8
Global productivity improvement program	—	1.8
Other project costs	2.9	1.6
Total	$9.0	$19.1
Reported as:
Net sales	$—	$2.5
Cost of goods sold	0.4	—
Selling expense	—	10.3
General & administrative expense	8.6	6.3
Financing Activity
Financing activity during and between comparable periods may have a significant impact on the comparability of financial results on the condensed consolidated financial statements.
•On November 17, 2022, the Company entered into the fourth amendment to the Credit Agreement to temporarily increase the maximum consolidated total net leverage ratio permitted to be no greater than 7.0 to 1.0 before returning to 6.0 to 1.0 at the earliest of (i) September 29, 2023, or (ii) 10 business days after the closing of the HHI divestiture or receipt of the related termination fee. The Company incurred $2.3 million in connection with the fourth amendment, which has been recognized as interest expense for the three month period ended January 1, 2023.
•During the year ended September 30, 2022, the Company entered into the third amendment to the Credit Agreement that provides for incremental capacity on the Revolver Facility of $500 million that was used to support the acquisition of the Tristar Business and the continuing operations and working capital requirements of the Company. Borrowings under the incremental capacity are subject to a borrowing rate which is subject to SOFR plus margin ranging from 1.75% to 2.75%, per annum or base rate plus margin ranging from 0.75% to 1.75% per annum, with an increase by 25 basis points 270 days after the effective date of the third amendment and an additional 25 basis points on each 90 day anniversary of such date.
See Note 9 - Debt in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for additional detail regarding debt and financing activity.

Russia-Ukraine Conflict
The impacts of the Russia-Ukraine conflict and the sanctions imposed by other nations in response to the conflict are evolving and may have an impact on the Company's consolidated operations and cash flow attributable to operations and distribution within the region. The Company does not maintain a significant level of operations within Ukraine and does not maintain material assets within Russia, which mostly consist of working capital associated with the in-country distribution operations. In response to matters within the territory, we have adjusted our risks associated with the collectability and realizable value for working capital within the region and we have initiated the closing of the in-country commercial operations in Russia.
Inflation and Supply Chain Constraints
While certain aspects of our financial results have been favorably impacted by increased demand attributable to the COVID-19 pandemic, in addition to favorable consumer conditions, including incremental financial assistance provided by various government agencies, our business continues to experience challenges towards product availability to meet customer demand. We experienced increased labor shortages in the wake of the COVID-19 pandemic along with increased freight and distribution costs from transportation and logistics and disruptions within our supply chain. Together with labor shortages and higher demand for talent, the current economic environment is driving higher wages. Our ability to meet labor needs, control wage and labor-related costs and minimize labor disruptions will be key to our success of operating our business and executing our business strategies. Furthermore, our business is experiencing an inflationary environment, which has negatively impacted our gross margin rates. In response to inflation, our segments have taken pricing actions to address rising costs and mitigate impacts to our margins. We are unable to predict how long the current inflationary environment, including increased energy costs, will continue. We expect the economic environment to remain uncertain as we navigate the current geopolitical environment, post-pandemic volatility, labor challenges, supply chain constraints and the current inflationary environment, including increasing energy and commodity prices.

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
The following is a reconciliation of reported net sales to organic net sales for the three month periods ended January 1, 2023 compared to net sales for the three month periods ended January 2, 2022:

Three Month Periods Ended (in millions, except %)	January 1, 2023
	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales January 2, 2022	Variance
HPC	$364.4	$25.7	$390.1	$(67.8)	$322.3	$379.7	$(57.4)	(15.1)%
GPC	277.5	13.9	291.4	—	291.4	302.2	(10.8)	(3.6)%
H&G	71.4	—	71.4	—	71.4	75.3	(3.9)	(5.2)%
Total	$713.3	$39.6	$752.9	$(67.8)	$685.1	$757.2	(72.1)	(9.5)%

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management, which we believe provide useful information to investors because they reflect ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. They also facilitate comparisons between peer companies since interest, taxes, depreciation, and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Stock based compensation costs consist of costs associated with long-term incentive compensation arrangements that generally consist of non-cash, stock-based compensation. See Note 13 – Share Based Compensation in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
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
•Non-cash gain from the reduction in the contingent consideration liability recognized during the three month period ended January 1, 2023, associated with the Tristar Business acquisition in the prior year on February 18, 2022;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations;
•Impact from the early settlement of foreign currency cash flow hedges in the prior year, resulting in subsequent assumed losses at the original stated maturities of foreign currency cash flow hedges in our EMEA region that were settled early in the prior year due to changes in the Company's legal entity organizational structure and forecasted purchasing strategy of HPC finished goods inventory within the region, resulting in the recognition of excluded gains in the prior year intended to mitigate costs through the year ending September 30, 2023.
•Incremental costs recognized by the HPC segment attributable to the realization of product recalls initiated by the Company in the prior year. See Note 16 - Commitments and Contingencies in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further details; and
•Incremental reserves for non-recurring litigation or environmental remediation activity including the proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual nonrecurring claims with no previous history or precedent with remeasurements during the three month period ended January 2, 2022; and
•Other adjustments are primarily attributable to: (1) costs associated with Salus as they are not considered a component of the continuing commercial products company; (2) key executive severance related costs; (3) impairment charges from the exit of certain operating leases at our HPC segment; and (4) insurable losses and cost recovery associated with hurricane damages at a key supplier of our Glofish business and loss realized from misapplied funds during the three month period ended January 1, 2023.
Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of reported net sales for the respective period and segment.

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended January 1, 2023 and January 2, 2022, for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended January 1, 2023
Net (loss) income from continuing operations	$(4.2)	$23.0	$(7.2)	$(51.6)	$(40.0)
Income tax benefit	—	—	—	(12.1)	(12.1)
Interest expense	—	—	—	33.4	33.4
Depreciation	3.2	3.7	1.8	3.5	12.2
Amortization	2.1	5.5	2.8	—	10.4
EBITDA	1.1	32.2	(2.6)	(26.8)	3.9
Share based compensation	—	—	—	3.3	3.3
Tristar integration	5.7	—	—	—	5.7
HHI divestiture	—	—	—	1.5	1.5
HPC separation initiatives	—	—	—	2.4	2.4
Coevorden operations separation	—	1.3	—	—	1.3
Fiscal 2022 restructuring	—	—	0.2	0.4	0.6
Global ERP transformation	—	—	—	1.6	1.6
HPC brand portfolio transitions	1.0	—	—	—	1.0
Russia closing initiatives	2.9	—	—	—	2.9
Other project costs	—	0.8	—	2.3	3.1
Unallocated shared costs	—	—	—	6.3	6.3
Non-cash purchase accounting adjustments	0.5	—	—	—	0.5
Gain from remeasurement of contingent consideration liability	(1.5)	—	—	—	(1.5)
Early settlement of foreign currency cash flow hedges	2.6	—	—	—	2.6
HPC product recall	0.3	—	—	—	0.3
Salus and other	0.6	2.9	—	0.8	4.3
Adjusted EBITDA	$13.2	$37.2	$(2.4)	$(8.2)	$39.8
Net Sales	$364.4	$277.5	$71.4	$—	$713.3
Adjusted EBITDA Margin	3.6%	13.4%	(3.4)%	—	5.6%
Three Month Period Ended January 2, 2022
Net income (loss) from continuing operations	$19.0	$11.7	$(15.8)	$(45.1)	$(30.2)
Income tax benefit	—	—	—	(16.0)	(16.0)
Interest expense	—	—	—	21.8	21.8
Depreciation	3.1	3.5	1.8	3.8	12.2
Amortization	4.7	5.7	2.9	—	13.3
EBITDA	26.8	20.9	(11.1)	(35.5)	1.1
Share based compensation	—	—	—	5.6	5.6
Tristar acquisition	—	—	—	1.7	1.7
Rejuvenate integration	—	—	4.3	—	4.3
Armitage integration	—	0.7	—	—	0.7
Omega integration	—	0.9	—	—	0.9
HPC separation initiatives	—	—	—	1.7	1.7
HHI divestiture	—	—	—	4.3	4.3
Coevorden operations separation	—	3.2	—	—	3.2
Global ERP transformation	—	—	—	2.9	2.9
GPC distribution center transition	—	12.8	—	—	12.8
Global productivity improvement program	0.5	0.2	—	1.1	1.8
Other project costs	0.1	—	—	2.0	2.1
Unallocated shared costs	—	—	—	6.8	6.8
Legal and environmental remediation reserves	—	—	(0.5)	—	(0.5)
Salus and other	—	—	—	(0.1)	(0.1)
Adjusted EBITDA	$27.4	$38.7	$(7.3)	$(9.5)	$49.3
Net Sales	$379.7	$302.2	$75.3	$—	$757.2
Adjusted EBITDA margin	7.2%	12.8%	(9.7)%	—	6.5%

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended January 1, 2023 and January 2, 2022, for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended January 1, 2023
Net (loss) income from continuing operations	$(4.2)	$23.0	$(7.2)	$(51.4)	$(39.8)
Income tax benefit	—	—	—	(12.2)	(12.2)
Interest expense	—	—	—	33.4	33.4
Depreciation	3.2	3.7	1.8	3.5	12.2
Amortization	2.1	5.5	2.8	—	10.4
EBITDA	1.1	32.2	(2.6)	(26.7)	4.0
Share based compensation	—	—	—	3.1	3.1
Tristar integration	5.7	—	—	—	5.7
HHI divestiture	—	—	—	1.5	1.5
HPC separation initiatives	—	—	—	2.4	2.4
Coevorden operations separation	—	1.3	—	—	1.3
Fiscal 2022 restructuring	—	—	0.2	0.4	0.6
Global ERP transformation	—	—	—	1.6	1.6
HPC brand portfolio transitions	1.0	—	—	—	1.0
Russia closing initiatives	2.9	—	—	—	2.9
Other project costs	—	0.8	—	2.3	3.1
Unallocated shared costs	—	—	—	6.3	6.3
Non-cash purchase accounting adjustments	0.5	—	—	—	0.5
Gain from remeasurement of contingent consideration liability	(1.5)	—	—	—	(1.5)
Early settlement of foreign currency cash flow hedges	2.6	—	—	—	2.6
HPC product recall	0.3	—	—	—	0.3
Other	0.6	2.9	—	0.8	4.3
Adjusted EBITDA	$13.2	$37.2	$(2.4)	$(8.3)	$39.7
Net Sales	$364.4	$277.5	$71.4	$—	$713.3
Adjusted EBITDA margin	3.6%	13.4%	(3.4)%	—	5.6%
Three Month Period Ended January 2, 2022
Net income (loss) from continuing operations	$19.0	$11.7	$(15.8)	$(45.0)	$(30.1)
Income tax benefit	—	—	—	(15.8)	(15.8)
Interest expense	—	—	—	21.8	21.8
Depreciation	3.1	3.5	1.8	3.8	12.2
Amortization	4.7	5.7	2.9	—	13.3
EBITDA	26.8	20.9	(11.1)	(35.2)	1.4
Share based compensation	—	—	—	5.6	5.6
Tristar acquisition	—	—	—	1.7	1.7
Rejuvenate integration	—	—	4.3	—	4.3
Armitage integration	—	0.7	—	—	0.7
Omega integration	—	0.9	—	—	0.9
HPC separation initiatives	—	—	—	1.7	1.7
HHI divestiture	—	—	—	4.3	4.3
Coevorden operations separation	—	3.2	—	—	3.2
Global ERP transformation	—	—	—	2.9	2.9
GPC distribution center transition	—	12.8	—	—	12.8
Global productivity improvement program	0.5	0.2	—	1.1	1.8
Other project costs	0.1	—	—	2.0	2.1
Unallocated shared costs	—	—	—	6.8	6.8
Legal and environmental remediation reserves	—	—	(0.5)	—	(0.5)
Other	—	—	—	(0.2)	(0.2)
Adjusted EBITDA	$27.4	$38.7	$(7.3)	$(9.3)	$49.5
Net Sales	$379.7	$302.2	$75.3	$—	$757.2
Adjusted EBITDA margin	7.2%	12.8%	(9.7)%	—	6.5%

Consolidated Results of Operations
The following is summarized consolidated results of operations for SBH for the three month periods ended January 1, 2023 and January 2, 2022.

(in millions, except %)	Three Month Periods Ended		Variance
	January 1, 2023	January 2, 2022
Net sales	$713.3	$757.2	$(43.9)		(5.8)%
Gross profit	201.9	219.3	(17.4)		(7.9)%
Gross profit margin	28.3%	29.0%	(70)	bps
Operating expenses	$222.1	$243.1	$(21.0)		(8.6)%
Interest expense	33.4	21.8	11.6		53.2%
Other non-operating (income) expense, net	(1.5)	0.6	(2.1)		n/m
Income tax benefit	(12.1)	(16.0)	3.9		(24.4)%
Net loss from continuing operations	(40.0)	(30.2)	(9.8)		32.5%
Income from discontinued operations, net of tax	19.5	38.8	(19.3)		(49.7)%
Net (loss) income	(20.5)	8.6	(29.1)		n/m
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the three month periods ended January 1, 2023 and January 2, 2022, and the principal components of changes in net sales for the respective periods.

(in millions, except %)	Three Month Periods Ended		Variance
	January 1, 2023	January 2, 2022
HPC	$364.4	$379.7	$(15.3)	(4.0)%
GPC	277.5	302.2	(24.7)	(8.2)%
H&G	71.4	75.3	(3.9)	(5.2)%
Net Sales	$713.3	$757.2	(43.9)	(5.8)%

(in millions)	Three Month Periods Ended
Net Sales for the period ended January 2, 2022	$757.2
Decrease in GPC	(10.8)
Decrease in HPC	(57.4)
Decrease in H&G	(3.9)
Acquisition sales	67.8
Foreign currency impact, net	(39.6)
Net Sales for the period ended January 1, 2023	$713.3
Gross Profit. Gross profit and gross profit margin for the three month period decreased primarily due to lower sales volume offset by improved pricing compared to prior year, plus the realization of higher inventoried costs accumulated in the prior year and an unfavorable mix to reduce excess inventory levels.
Operating Expenses. Operating expenses for the three month period decreased due to a decrease in selling expenses of $15.0 million from a reduction in distribution and transportation costs with improved operating effectiveness and initiatives from the prior year to reduce operating spend; with a decrease in general and administrative expenses of $4.6 million from operating spend initiatives and lower cost towards strategic transactions and restructurings, plus a gain of $1.5 million from the remeasurement of the contingent consideration liability associated with the Tristar Business acquisition.
Interest Expense. Interest expense for the three month period increased due to a higher level of outstanding borrowings on the Revolver Facility with increased borrowing rates on variable rate debt plus an incremental $2.3 million for the amendment to the Credit Agreement to temporarily increase the maximum consolidated total net leverage ratio during the year ending September 30, 2023. See Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.
Other Non-Operating (Income) Expense, Net. Other non-operating income for the three month period increased due to changes in foreign currency compared to the prior year.
Income Taxes. Our estimated annual effective tax rate was impacted for the three month period by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income, certain nondeductible expenses, and foreign rates that differ from the U.S. federal statutory rate.
Income From Discontinued Operations. Income or loss attributable to discontinued operations primarily reflect the income from the discontinued operations of the HHI segment. Income from discontinued operations attributable to the HHI segment decreased during the three month period ended January 1, 2023, due to lower volumes offset by pricing increases to address inflationary costs and freight spend. See Note 2 -Divestitures in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.
Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest. Such amount varies in relation to such a subsidiary’s net income or loss for the period and the percentage interest not owned by SBH.

SB/RH
The following is summarized consolidated results of operations for SB/RH for the three month periods ended January 1, 2023 and January 2, 2022:

(in millions, except %)	Three Month Periods Ended		Variance
	January 1, 2023	January 2, 2022
Net sales	$713.3	$757.2	$(43.9)		(5.8)%
Gross profit	201.9	219.3	(17.4)		(7.9)%
Gross profit margin	28.3%	29.0%	(70)	bps
Operating expenses	$222.0	$242.8	$(20.8)		(8.6)%
Interest expense	33.4	21.8	11.6		53.2%
Other non-operating (income) expense, net	(1.5)	0.6	(2.1)		n/m
Income tax benefit	(12.2)	(15.8)	3.6		(22.8)%
Net loss from continuing operations	(39.8)	(30.1)	(9.7)		32.2%
Income from discontinued operations, net of tax	19.5	38.8	(19.3)		(49.7)%
Net (loss) income	(20.3)	8.7	(29.0)		n/m
n/m = not meaningful
The changes in SB/RH for the three month periods are primarily attributable to the changes in SBH previously discussed.
Segment Financial Data
Home and Personal Care

(in millions, except %)	Three Month Periods Ended		Variance
	January 1, 2023	January 2, 2022
Net sales	$364.4	$379.7	$(15.3)		(4.0)%
Operating (loss) income	(4.3)	20.4	(24.7)		n/m
Operating (loss) income margin	(1.2%)	5.4%	(660)	bps
Adjusted EBITDA	$13.2	$27.4	$(14.2)		(51.8)%
Adjusted EBITDA margin	3.6%	7.2%	(360)	bps
n/m = not meaningful
Net sales decreased due to slower product category retail sales with an increasingly competitive landscape and high retail inventory levels limiting replenishment orders during the holiday season. Prior year pricing adjustments positively impacted net sales compared to the prior year. Sale volumes in EMEA were further impacted by Russia-Ukraine war and closing of our Russia commercial operations. Organic net sales decreased 57.4 million, excluding acquisition sales of $67.8 million and an unfavorable foreign currency impact of $25.7 million.
Operating income, adjusted EBITDA and margins decreased due to lower volume, the realization of higher inventoried costs accumulated in the prior year and unfavorable foreign currency in our EMEA markets, partially mitigated through cost savings to reduce operating expenses initiated in the prior year. Operating income was further impacted by incremental costs towards the integration of the Tristar Business, dissolution of the Russia commercial operations and strategic investment to transition the segment brand portfolio.
Global Pet Care

(in millions, except %)	Three Month Periods Ended		Variance
	January 1, 2023	January 2, 2022
Net sales	$277.5	$302.2	$(24.7)		(8.2)%
Operating income	22.7	12.3	10.4		84.6%
Operating income margin	8.2%	4.1%	410	bps
Adjusted EBITDA	$37.2	$38.7	$(1.5)		(3.9)%
Adjusted EBITDA margin	13.4%	12.8%	60	bps
Net sales decreased from higher retail inventory levels limiting replenishment orders and lower retail sales in certain categories, primarily with pet specialty retailers, offset by new positive pricing adjustments in EMEA and impact of prior year price increases. Sales and distribution for the chews & treats category continue to grow from the prior year with declines in other hard goods and aquatic environments as we compare to prior year elevated levels. EMEA sales were negatively impacted by unfavorable foreign exchange rates and lower aquatic sales offset by growth in companion animal sales including dog & cat food. Organic net sales decreased $10.8 million, or 3.6%, excluding unfavorable foreign currency impact of $13.9 million
Operating income and margin increased due to lower distribution costs compared to prior year disruptions, positive pricing adjustments and operating expense savings initiatives, offset by lower volumes and unfavorable foreign currency exchange. Adjusted EBITDA decreased due to lower volume with margin increase due to pricing adjustments and operating expense savings.
Home and Garden

(in millions, except %)	Three Month Periods Ended		Variance
	January 1, 2023	January 2, 2022
Net sales	$71.4	$75.3	$(3.9)		(5.2)%
Operating loss	(7.2)	(15.7)	8.5		(54.1)%
Operating loss margin	(10.1)%	(20.8)%	1,070	bps
Adjusted EBITDA	$(2.4)	$(7.3)	$4.9		(67.1)%
Adjusted EBITDA margin	(3.4)%	(9.7)%	630	bps
Net sales decreased primarily due to higher retail inventory reducing replenishment needs and lower early seasonal inventory investment across most all pest control product categories, offset by positive pricing adjustments initiated in the prior year. Cleaning products realized year-over-year growth with increased distribution and price increases following integration related disruption in the prior year.
Operating loss improvement with increases in adjusted EBITDA and margins for the three month period were due to pricing, operational performance and annualization of operating cost savings initiatives from the prior year, plus higher integration costs in the prior year following the Rejuvenate acquisition further benefiting operating income.

Liquidity and Capital Resources
The following is a summary of the SBH and SB/RH cash flows from continuing operations for the three month periods ended January 1, 2023 and January 2, 2022, respectively.

	SBH		SB/RH
Three Month Periods Ended (in millions)	January 1, 2023	January 2, 2022	January 1, 2023	January 2, 2022
Operating activities	$(57.0)	$(255.8)	$(67.6)	$(288.3)
Investing activities	$(10.0)	$(14.0)	$(10.0)	$(14.0)
Financing activities	$56.8	$310.0	$67.3	$342.6
Cash Flows from Operating Activities
Cash flows used in SBH's continuing operations decreased $198.8 million, primarily due to the reduction of cash used towards working capital compared to the prior year, primarily with the reduced purchasing and overall reduction of inventory compared to the prior year spending and higher supply chain costs, plus a decrease in cash paid towards strategic transactions and restructuring initiatives. Cash flows used in SB/RH continuing operations decreased $220.7 million primarily due to the items previously discussed above.
Cash Flows from Investing Activities
Cash flows used in investing activities for SBH continuing operations decreased $4.0 million, primarily from reduced capital expenditures. Cash flows used in investing activities of SB/RH decreased due to the items previously discussed.
Cash Flows from Financing Activities
Cash flows provided by financing activities for continuing operations decreased $253.2 million primarily due to the decrease in incremental borrowings required from the Revolver Facility offset by the lower treasury share repurchases. During the three month period ended January 1, 2023, the Company realized $90.0 million of proceeds from the Revolver Facility with amortizing payments on other outstanding debt of $3.3 million. Refer to Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information on debt borrowings. During the three month period ended January 1, 2023, the Company did not repurchase any treasury stock. There was no issuance of common stock, other than through the Company’s share-based compensation plans and which is recognized as a non-cash financing activity. See Note 12 – Shareholders’ Equity and Note 13 - Share Based Compensation in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. During the three month periods ended January 1, 2023 and January 2, 2022, SBH made cash dividend payments of $17.1 million and $17.3 million, respectively, or $0.42 per share. Cash flows from financing activity of SB/RH decreased $275.3 million and is highly dependent upon the financing cash flow activities of SBH.
Liquidity Outlook
Our ability to generate cash flow from operating activities coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payments on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. We believe the negative operating cash flow recognized for the three month period ended January 1, 2023, is not indicative of the ongoing near-term operations of the Company and based upon our current and anticipated level of operations, existing cash balances, the anticipated proceeds from the HHI divestiture and availability under our credit facility, we expect cash flows from operations to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. It is not unusual for our business to experience negative operating cash flow during the first quarter of the fiscal year due to the operating calendar with our customers and the seasonality of our working capital. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of January 1, 2023, the Company had borrowing availability of $252.5 million, net of outstanding letters of credit, under our credit facility. Liquidity and capital resources of SB/RH are highly dependent upon the cash flow activities of SBH.
Short-term financing needs primarily consist of working capital requirements, capital spending, periodic principal and interest payments on our long-term debt, and initiatives to support restructuring, integration or other related projects. Long-term financing needs depend largely on potential growth opportunities, including acquisition activity and repayment or refinancing of our long-term obligations. Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt, and raise equity under terms that are favorable to us. We also have long-term obligations associated with defined benefit plans with expected minimum required contributions that are not considered significant to the consolidated group.

We may, from time to time, seek to repurchase shares of our common stock. During the three month period ended January 1, 2023, the Company did not repurchased any shares. See Note 12 – Shareholders’ Equity in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. Any repurchase activity will be dependent on prevailing market conditions, liquidity requirements and other factors.
We maintain a capital structure that we believe provides us with sufficient access to credit markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. At January 1, 2023, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 5.75% Notes, due July 15, 2025; the 4.00% Notes, due October 1, 2026; the 5.00% Notes, due October 1, 2029; the 5.50% Notes due July 15, 2030; and the 3.875% Notes, due March 15, 2031. On November 17, 2022, the Company entered into the fourth amendment to the Credit Agreement to temporarily increase the maximum consolidated total net leverage ratio permitted to be no greater than 7.0 to 1.0, before returning to 6.0 to 1.0 at the earliest of (i) September 29, 2023, or (ii) 10 business days after the closing of the HHI divestiture or receipt of the related termination fee.
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
The majority of our business is not considered seasonal with a year round selling cycle that is overall consistent during the fiscal year with the exception of our H&G segment. H&G sales typically peak during the first six months of the calendar year (the Company's second and third fiscal quarters) due to customer seasonal purchasing patterns and the timing of promotional activity. This seasonality requires the Company to ship large quantities of products ahead of peak consumer buying season that can impact cash flow demands to meet manufacturing and inventory requirements earlier in the fiscal year, as well as extended credit terms and/or promotional discounts throughout the peak season.
From time to time the Company enters into factoring agreements and customers' supply chain financing arrangements to provide for the sale of certain trade receivables to unrelated third-party financial institutions. The factored receivables are accounted for as a sale without recourse, and the balance of the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction, with the proceeds received recognized as an operating cash flow. Amounts received from customers for factored receivables are recognized as a payable and remitted to the factor based upon terms of the factoring agreements. The Company factored certain of its trade receivables during the three month period ending January 1, 2023. Additionally, the Company facilitates a voluntary supply chain financing program to provide certain of its suppliers with the opportunity to sell receivables due from the Company (the Company's trade payables) to an unrelated third-party financial institution under the sole discretion of the supplier and the participating financial institution. There are no guarantees provided by the Company or its subsidiaries and we do not enter into any agreements with the suppliers regarding their participation. The Company's responsibility is limited to payments on the original terms negotiated with its suppliers, regardless of whether the suppliers sell their receivables to the financial institution and continue to be recognized as accounts payable on the Company's Condensed Consolidated Balance Sheet with cash flow activity recognized as an operating cash flow.
During the three month period ended January 1, 2023, there have been no material changes to our debt obligations, lease obligations, employee benefit obligations or other contractual obligations or commercial commitments previously discussed in our Annual Report on Form 10-K for the year ended September 30, 2022, other than the increased revolver capacity and borrowings under the Company's Credit Agreement, which have a maturity date of June 30, 2025 and are subject to repayment or re-borrowing by the Company without penalty. See Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the year ended September 30, 2022.
New Accounting Pronouncements
See Note 1 – Basis of Presentation and Significant Accounting Policies in Notes to the Condensed Consolidated Financial Statements elsewhere included in this Quarterly Report for information about accounting pronouncements that are newly adopted and recent accounting pronouncements not yet adopted.

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

	Three Month Period Ended	Year Ended
(in millions)	January 1, 2023	September 30, 2022
Statements of Operations Data
Third party net sales	$421.4	$1,955.8
Intercompany net sales to non-guarantor subsidiaries	2.6	14.4
Net sales	424.0	1,970.2
Gross profit	105.0	551.2
Operating loss	(53.1)	(190.4)
Net loss from continuing operations	(72.7)	(263.2)
Net loss	(64.9)	(174.7)
Net loss attributable to controlling interest	(64.9)	(174.7)
Statements of Financial Position Data
Current Assets	$2,562.9	$2,634.4
Noncurrent Assets	2,182.2	2,169.9
Current Liabilities	1,600.8	1,634.1
Noncurrent Liabilities	3,523.8	3,423.4
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of January 1, 2023 and September 30, 2022 are as follows:

(in millions)	January 1, 2023	September 30, 2022
Statements of Financial Position Data
Current receivables from non-guarantor subsidiaries	$25.7	$8.1
Long-term receivable from non-guarantor subsidiaries	97.6	74.6
Current payable to non-guarantor subsidiaries	357.3	311.2
Long-term debt with non-guarantor subsidiaries	2.1	2.0
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
No material change in the Company’s market risk has occurred during the three month period ended January 1, 2023. For additional information, refer to Note 9 – Debt and Note 10 – Derivatives to the Condensed Consolidated Financial Statement included elsewhere in the Quarterly Report and to Part II, Items 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Item 4.    Controls and Procedures
Spectrum Brands Holdings, Inc.
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, SBH’s management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to SBH’s management, including SBH’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the three month periods ended January 1, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
SB/RH Holdings, LLC
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, SB/RH’s management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to SB/RH’s management, including SB/RH’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the three month periods ended January 1, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Litigation
We are a defendant in various litigation matters generally arising in the ordinary course of business. See risk factors below and Note 16 – Commitments and Contingencies included elsewhere in this Quarterly Report. Based on information currently available, we do not believe that any matters or proceedings presently pending will have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.
Item 1A.    Risk Factors
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on November 22, 2022, and in Item 1A of our Quarterly Reports on Form 10-Q for quarterly periods subsequently filed. We believe that as of January 1, 2023, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2022, and in Item 1A of our Quarterly Reports on Form 10-Q for quarterly periods subsequently filed.
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
The following table summarizes the common stock repurchases under the previous program for the three month period ended January 1, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Approximate Dollar Value of Shares that may Yet Be Purchased
As of As of September 30, 2022	2,239,367	$95.72	2,239,367	$785,647,294
October 1, 2022 to October 30, 2022	—	—	—	785,647,294
October 31, 2022 to November 27, 2022	—	—	—	785,647,294
November 28, 2022 to January 1, 2023	—	—	—	785,647,294
As of January 1, 2023	2,239,367	$95.72	2,239,367	$785,647,294
Item 5.    Other Information
None
Item 6.    Exhibits
Please refer to the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2023
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2023
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