Form 10-Q
period 2023-04-02
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2023-05-12
CIK 109177, 1592706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023
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
As of May 8, 2023, there were 41,004,457 shares outstanding of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.
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

•the risk that ASSA ABLOY and Fortune Brands fail to satisfy the conditions to closing of their divestiture transaction and/or otherwise fail to consummate their divestiture transaction in connection with the settlement with the U.S. Department of Justice;
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
•the impact of actions taken by significant shareholders; and
•the unanticipated loss of key members of senior management and the transition of new members of our management teams to their new roles.

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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
As of April 2, 2023 and September 30, 2022
(unaudited)

(in millions)	April 2, 2023	September 30, 2022
Assets
Cash and cash equivalents	$327.8	$243.7
Trade receivables, net	305.5	247.4
Other receivables	101.3	95.7
Inventories	585.6	780.6
Prepaid expenses and other current assets	51.5	51.2
Current assets of business held for sale	1,799.6	1,816.7
Total current assets	3,171.3	3,235.3
Property, plant and equipment, net	268.7	263.8
Operating lease assets	129.7	82.5
Deferred charges and other	106.1	38.7
Goodwill	968.5	953.1
Intangible assets, net	1,140.7	1,202.2
Total assets	$5,785.0	$5,775.6
Liabilities and Shareholders' Equity
Current portion of long-term debt	$13.1	$12.3
Accounts payable	495.9	453.1
Accrued wages and salaries	28.1	28.4
Accrued interest	37.0	27.6
Other current liabilities	200.7	203.0
Current liabilities of business held for sale	401.8	463.7
Total current liabilities	1,176.6	1,188.1
Long-term debt, net of current portion	3,175.6	3,144.5
Long-term operating lease liabilities	104.9	56.0
Deferred income taxes	75.0	60.1
Other long-term liabilities	63.8	57.8
Total liabilities	4,595.9	4,506.5
Commitments and contingencies (Note 16)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	2,016.2	2,032.5
Accumulated earnings	252.6	362.1
Accumulated other comprehensive loss, net of tax	(272.9)	(303.1)
Treasury stock	(814.2)	(828.8)
Total shareholders' equity	1,182.2	1,263.2
Non-controlling interest	6.9	5.9
Total equity	1,189.1	1,269.1
Total liabilities and equity	$5,785.0	$5,775.6
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Income
For the three and six month periods ended April 2, 2023 and April 3, 2022
(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions, except per share)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Net sales	$729.2	$807.8	$1,442.5	$1,565.0
Cost of goods sold	514.7	552.2	1,026.1	1,090.1
Gross profit	214.5	255.6	416.4	474.9
Selling	133.1	149.8	264.4	296.1
General and administrative	86.2	105.7	170.8	195.0
Research and development	5.2	8.2	11.4	15.8
Impairment of intangible assets	67.0	—	67.0	—
Total operating expenses	291.5	263.7	513.6	506.9
Operating loss	(77.0)	(8.1)	(97.2)	(32.0)
Interest expense	31.6	24.7	65.0	46.4
Other non-operating expense (income), net	1.2	(0.9)	(0.3)	(0.3)
Loss from continuing operations before income taxes	(109.8)	(31.9)	(161.9)	(78.1)
Income tax benefit	(34.8)	(6.8)	(46.9)	(22.8)
Net loss from continuing operations	(75.0)	(25.1)	(115.0)	(55.3)
Income from discontinued operations, net of tax	21.4	41.1	40.9	79.9
Net (loss) income	(53.6)	16.0	(74.1)	24.6
Net income from continuing operations attributable to non-controlling interest	0.1	—	0.3	—
Net income from discontinued operations attributable to non-controlling interest	—	0.1	0.2	0.5
Net (loss) income attributable to controlling interest	$(53.7)	$15.9	$(74.6)	$24.1
Amounts attributable to controlling interest
Net loss from continuing operations attributable to controlling interest	$(75.1)	$(25.1)	$(115.3)	$(55.3)
Net income from discontinued operations attributable to controlling interest	21.4	41.0	40.7	79.4
Net (loss) income attributable to controlling interest	$(53.7)	$15.9	$(74.6)	$24.1
Earnings Per Share
Basic earnings per share from continuing operations	$(1.83)	$(0.61)	$(2.82)	$(1.35)
Basic earnings per share from discontinued operations	0.52	1.00	1.00	1.94
Basic earnings per share	$(1.31)	$0.39	$(1.82)	$0.59
Diluted earnings per share from continuing operations	$(1.83)	$(0.61)	$(2.82)	$(1.35)
Diluted earnings per share from discontinued operations	0.52	1.00	1.00	1.94
Diluted earnings per share	$(1.31)	$0.39	$(1.82)	$0.59
Dividend per share	$0.42	$0.42	$0.84	$0.84
Weighted Average Shares Outstanding
Basic	41.0	40.8	40.9	41.1
Diluted	41.0	40.8	40.9	41.1
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Comprehensive Income
For the three and six month periods ended April 2, 2023 and April 3, 2022
(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Net (loss) income	$(53.6)	$16.0	$(74.1)	$24.6
Other comprehensive (loss) income
Foreign currency translation adjustment
Foreign currency translation gain (loss)	27.1	(13.5)	87.6	(17.4)
Unrealized (loss) gain from net investment hedge	(12.5)	11.9	(46.4)	22.5
Foreign currency translation adjustment before tax	14.6	(1.6)	41.2	5.1
Deferred tax effect	3.7	(3.1)	12.5	(7.6)
Foreign currency translation adjustment, net	18.3	(4.7)	53.7	(2.5)
Unrealized (loss) gain on derivative instruments
Unrealized (loss) gain on hedging activity before reclassification	(7.1)	6.4	(32.5)	7.6
Net reclassification for loss (gain) to income from continuing operations	4.9	(1.5)	2.4	(3.6)
Net reclassification for gain to income from discontinued operations	(0.1)	(0.7)	(0.1)	(1.2)
Unrealized (loss) gain on hedging instruments after reclassification	(2.3)	4.2	(30.2)	2.8
Deferred tax effect	0.7	(1.0)	7.8	3.5
Net unrealized (loss) gain on hedging derivative instruments	(1.6)	3.2	(22.4)	6.3
Defined benefit pension (loss) gain
Defined benefit pension gain (loss) before reclassification	0.1	1.0	(2.1)	1.7
Net reclassification for (gain) loss to income from continuing operations	(0.7)	1.0	0.2	2.0
Defined benefit pension (loss) gain after reclassification	(0.6)	2.0	(1.9)	3.7
Deferred tax effect	0.1	(0.6)	1.3	(3.5)
Net defined benefit pension (loss) gain	(0.5)	1.4	(0.6)	0.2
Net change to derive comprehensive income for the period	16.2	(0.1)	30.7	4.0
Comprehensive (loss) income	(37.4)	15.9	(43.4)	28.6
Comprehensive income (loss) from continuing operations attributable to non-controlling interest	0.1	(0.1)	0.3	(0.1)
Comprehensive income from discontinuing operations attributable to non-controlling interest	0.1	—	0.2	0.1
Comprehensive (loss) income attributable to controlling interest	$(37.6)	$16.0	$(43.9)	$28.6
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the six month period ended April 2, 2023
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2022	40.8	$0.5	$2,032.5	$362.1	$(303.1)	$(828.8)	$1,263.2	$5.9	$1,269.1
Net (loss) income from continuing operations	—	—	—	(40.3)	—	—	(40.3)	0.3	(40.0)
Income from discontinued operations, net of tax	—	—	—	19.4	—	—	19.4	0.1	19.5
Other comprehensive income, net of tax	—	—	—	—	14.2	—	14.2	0.3	14.5
Restricted stock issued and related tax withholdings	0.2	—	(25.1)	—	—	14.6	(10.5)	—	(10.5)
Share based compensation	—	—	4.1	—	—	—	4.1	—	4.1
Dividends declared	—	—	—	(17.3)	—	—	(17.3)	—	(17.3)
Balances as of January 1, 2023	41.0	0.5	2,011.5	323.9	(288.9)	(814.2)	1,232.8	6.6	1,239.4
Net (loss) income from continuing operations	—	—	—	(75.1)	—	—	(75.1)	0.1	(75.0)
Income from discontinued operations, net of tax	—	—	—	21.4	—	—	21.4	—	21.4
Other comprehensive income, net of tax	—	—	—	—	16.0	—	16.0	0.2	16.2
Share based compensation	—	—	4.7	—	—	—	4.7	—	4.7
Dividends declared	—	—	—	(17.6)	—	—	(17.6)	—	(17.6)
Balances at April 2, 2023	41.0	$0.5	$2,016.2	$252.6	$(272.9)	$(814.2)	$1,182.2	$6.9	$1,189.1

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the six month period ended April 3, 2022
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2021	41.8	$0.5	$2,063.8	$359.9	$(235.3)	$(717.0)	$1,471.9	$7.1	$1,479.0
Net loss from continuing operations	—	—	—	(30.2)	—	—	(30.2)	—	(30.2)
Income from discontinued operations, net of tax	—	—	—	38.4	—	—	38.4	0.4	38.8
Other comprehensive income, net of tax	—	—	—	—	4.0	—	4.0	0.1	4.1
Treasury stock repurchases	(1.1)	—	—	—	—	(110.0)	(110.0)	—	(110.0)
Restricted stock issued and related tax withholdings	0.3	—	(46.6)	—	—	22.2	(24.4)	—	(24.4)
Share based compensation	—	—	8.3	—	—	—	8.3	—	8.3
Dividends declared	—	—	—	(17.7)	—	—	(17.7)	—	(17.7)
Balances as of January 2, 2022	41.0	0.5	2,025.5	350.4	(231.3)	(804.8)	1,340.3	7.6	1,347.9
Net loss from continuing operations	—	—	—	(25.1)	—	—	(25.1)	—	(25.1)
Income from discontinued operations, net of tax	—	—	—	41.0	—	—	41.0	0.1	41.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(0.1)	(0.1)
Treasury stock repurchases	(0.2)	—	—	—	—	(24.0)	(24.0)	—	(24.0)
Restricted stock issued and related tax withholdings	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Share based compensation	—	—	7.8	—	—	—	7.8	—	7.8
Dividends declared	—	—	—	(17.6)	—	—	(17.6)	—	(17.6)
Dividends paid by subsidiary to non-controlling interest	—	—	—	—	—	—	—	(1.3)	(1.3)
Balances as of April 3, 2022	40.8	$0.5	$2,033.2	$348.7	$(231.3)	$(828.8)	$1,322.3	$6.3	$1,328.6
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the six month periods ended April 2, 2023 and April 3, 2022
(unaudited)

	Six Month Periods Ended
(in millions)	April 2, 2023	April 3, 2022
Cash flows from operating activities
Net (loss) income	$(74.1)	$24.6
Income from discontinued operations, net of tax	40.9	79.9
Net loss from continuing operations	(115.0)	(55.3)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	24.1	24.4
Amortization	20.9	26.7
Share based compensation	7.7	12.2
Impairment of intangible assets	67.0	—
Impairment of equipment and leases	4.5	—
Amortization of debt issuance costs and debt discount	4.0	3.1
Gain from remeasurement of contingent consideration liability	(1.5)	—
Non-cash purchase accounting adjustments	0.9	3.5
Deferred tax benefit	(62.0)	(43.7)
Net changes in operating assets and liabilities	198.0	(183.1)
Net cash provided (used) by operating activities from continuing operations	148.6	(212.2)
Net cash provided by operating activities from discontinued operations	29.0	5.3
Net cash provided (used) by operating activities	177.6	(206.9)
Cash flows from investing activities
Purchases of property, plant and equipment	(25.9)	(24.3)
Proceeds from disposal of property, plant and equipment	—	0.1
Business acquisitions, net of cash acquired	—	(314.3)
Other investing activity	—	(0.1)
Net cash used by investing activities from continuing operations	(25.9)	(338.6)
Net cash used by investing activities from discontinued operations	(7.9)	(12.4)
Net cash used by investing activities	(33.8)	(351.0)
Cash flows from financing activities
Payment of debt	(21.7)	(6.5)
Proceeds from issuance of debt	—	775.0
Payment of debt issuance costs	(2.3)	(6.7)
Treasury stock purchases	—	(134.0)
Dividends paid to shareholders	(34.4)	(34.4)
Share based award tax withholding payments, net of proceeds upon vesting	(10.5)	(24.5)
Net cash (used) provided by financing activities from continuing operations	(68.9)	568.9
Net cash used by financing activities from discontinued operations	(0.7)	(2.2)
Net cash (used) provided by financing activities	(69.6)	566.7
Effect of exchange rate changes on cash and cash equivalents	9.7	(3.0)
Net change in cash, cash equivalents and restricted cash in continuing operations	83.9	5.8
Cash, cash equivalents, and restricted cash, beginning of period	243.9	190.0
Cash, cash equivalents, and restricted cash, end of period	$327.8	$195.8
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$56.8	$50.9
Cash paid for interest associated with discontinued operations	29.9	30.2
Cash paid for taxes associated with continued operations	11.7	19.0
Cash paid for taxes associated with discontinued operations	13.5	10.1
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$2.4	$0.5
Non cash financing activities
Issuance of shares through stock compensation plan	$27.2	$33.4
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Financial Position
As of April 2, 2023 and September 30, 2022
(unaudited)

(in millions)	April 2, 2023	September 30, 2022
Assets
Cash and cash equivalents	$326.6	$242.4
Trade receivables, net	305.5	247.4
Other receivables	191.2	183.1
Inventories	585.6	780.6
Prepaid expenses and other current assets	51.5	51.2
Current assets of business held for sale	1,799.6	1,816.7
Total current assets	3,260.0	3,321.4
Property, plant and equipment, net	268.7	263.8
Operating lease assets	129.7	82.5
Deferred charges and other	47.3	38.1
Goodwill	968.5	953.1
Intangible assets, net	1,140.7	1,202.2
Total assets	$5,814.9	$5,861.1
Liabilities and Shareholder's Equity
Current portion of long-term debt	$21.1	$12.3
Accounts payable	496.5	453.3
Accrued wages and salaries	28.1	28.4
Accrued interest	37.0	27.6
Other current liabilities	198.1	197.3
Current liabilities of business held for sale	401.8	463.7
Total current liabilities	1,182.6	1,182.6
Long-term debt, net of current portion	3,175.6	3,144.5
Long-term operating lease liabilities	104.9	56.0
Deferred income taxes	234.4	279.3
Other long-term liabilities	63.7	65.6
Total liabilities	4,761.2	4,728.0
Commitments and contingencies (Note 16)
Shareholder's equity
Other capital	2,162.4	2,164.6
Accumulated deficit	(844.4)	(736.0)
Accumulated other comprehensive loss, net of tax	(272.8)	(303.0)
Total shareholder's equity	1,045.2	1,125.6
Non-controlling interest	8.5	7.5
Total equity	1,053.7	1,133.1
Total liabilities and equity	$5,814.9	$5,861.1
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Income
For the three and six month periods ended April 2, 2023 and April 3, 2022
(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Net sales	$729.2	$807.8	$1,442.5	$1,565.0
Cost of goods sold	514.7	552.2	1,026.1	1,090.1
Gross profit	214.5	255.6	416.4	474.9
Selling	133.1	149.8	264.4	296.1
General and administrative	85.5	104.9	170.1	193.8
Research and development	5.2	8.2	11.4	15.8
Impairment of intangible assets	67.0	—	67.0	—
Total operating expenses	290.8	262.9	512.9	505.7
Operating loss	(76.3)	(7.3)	(96.5)	(30.8)
Interest expense	31.7	24.8	65.1	46.7
Other non-operating expense (income), net	1.2	(0.9)	(0.3)	(0.4)
Loss from continuing operations before income taxes	(109.2)	(31.2)	(161.3)	(77.1)
Income tax benefit	(34.0)	(6.6)	(46.3)	(22.4)
Net loss from continuing operations	(75.2)	(24.6)	(115.0)	(54.7)
Income from discontinued operations, net of tax	21.9	41.1	41.4	79.9
Net (loss) income	(53.3)	16.5	(73.6)	25.2
Net income from continuing operations attributable to non-controlling interest	0.1	—	0.3	—
Net income from discontinued operations attributable to non-controlling interest	—	0.1	0.2	0.5
Net (loss) income attributable to controlling interest	$(53.4)	$16.4	$(74.1)	$24.7
Amounts attributable to controlling interest
Net loss from continuing operations attributable to controlling interest	$(75.3)	$(24.6)	$(115.3)	$(54.7)
Net income from discontinued operations attributable to controlling interest	21.9	41.0	41.2	79.4
Net (loss) income attributable to controlling interest	$(53.4)	$16.4	$(74.1)	$24.7
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Comprehensive Income
For the three and six month periods ended April 2, 2023 and April 3, 2022
(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Net (loss) income	$(53.3)	$16.5	$(73.6)	$25.2
Other comprehensive (loss) income
Foreign currency translation adjustment
Foreign currency translation gain (loss)	27.1	(13.5)	87.6	(17.4)
Unrealized (loss) gain from net investment hedge	(12.5)	11.9	(46.4)	22.5
Foreign currency translation adjustment before tax	14.6	(1.6)	41.2	5.1
Deferred tax effect	3.7	(3.1)	12.5	(7.6)
Foreign currency translation adjustment, net	18.3	(4.7)	53.7	(2.5)
Unrealized (loss) gain on derivative instruments
Unrealized (loss) gain on hedging activity before reclassification	(7.1)	6.4	(32.5)	7.6
Net reclassification for loss (gain) to income from continuing operations	4.9	(1.5)	2.4	(3.6)
Net reclassification for gain to income from discontinued operations	(0.1)	(0.7)	(0.1)	(1.2)
Unrealized (loss) gain on hedging instruments after reclassification	(2.3)	4.2	(30.2)	2.8
Deferred tax effect	0.7	(1.0)	7.8	3.5
Net unrealized (loss) gain on hedging derivative instruments	(1.6)	3.2	(22.4)	6.3
Defined benefit pension (loss) gain
Defined benefit pension gain (loss) before reclassification	0.1	1.0	(2.1)	1.7
Net reclassification for (gain) loss to income from continuing operations	(0.7)	1.0	0.2	2.0
Defined benefit pension (loss) gain after reclassification	(0.6)	2.0	(1.9)	3.7
Deferred tax effect	0.1	(0.6)	1.3	(3.5)
Net defined benefit pension (loss) gain	(0.5)	1.4	(0.6)	0.2
Net change to derive comprehensive income for the period	16.2	(0.1)	30.7	4.0
Comprehensive (loss) income	(37.1)	16.4	(42.9)	29.2
Comprehensive income (loss) from continuing operations attributable to non-controlling interest	0.1	(0.1)	0.3	(0.1)
Comprehensive income from discontinuing operations attributable to non-controlling interest	0.1	—	0.2	0.1
Comprehensive (loss) income attributable to controlling interest	$(37.3)	$16.5	$(43.4)	$29.2
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder's Equity
For the six month period ended April 2, 2023
(unaudited)

(in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2022	$2,164.6	$(736.0)	$(303.0)	$1,125.6	$7.5	$1,133.1
Net (loss) income from continuing operations	—	(40.1)	—	(40.1)	0.3	(39.8)
Income from discontinued operations, net of tax	—	19.4	—	19.4	0.1	19.5
Other comprehensive income, net of tax	—	—	14.2	14.2	0.3	14.5
Restricted stock issued and related tax withholdings	(10.5)	—	—	(10.5)	—	(10.5)
Share based compensation	3.9	—	—	3.9	—	3.9
Dividends paid to parent	—	(17.1)	—	(17.1)	—	(17.1)
Balances as of January 1, 2023	2,158.0	(773.8)	(288.8)	1,095.4	8.2	1,103.6
Net (loss) income from continuing operations	—	(75.3)	—	(75.3)	0.1	(75.2)
Income from discontinued operations, net of tax	—	21.9	—	21.9	—	21.9
Other comprehensive income, net of tax	—	—	16.0	16.0	0.2	16.2
Share based compensation	4.4	—	—	4.4	—	4.4
Dividends paid to parent	—	(17.2)	—	(17.2)	—	(17.2)
Balances as of April 2, 2023	$2,162.4	$(844.4)	$(272.8)	$1,045.2	$8.5	$1,053.7

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder's Equity
For the six month period ended April 3, 2022
(unaudited)

(in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2021	$2,174.8	$(614.9)	$(235.2)	$1,324.7	$8.7	$1,333.4
Net loss from continuing operations	—	(30.1)	—	(30.1)	—	(30.1)
Income from discontinued operations, net of tax	—	38.4	—	38.4	0.4	38.8
Other comprehensive income, net of tax	—	—	4.0	4.0	0.1	4.1
Restricted stock issued and related tax withholdings	(24.3)	—	—	(24.3)	—	(24.3)
Share based compensation	8.2	—	—	8.2	—	8.2
Dividends paid to parent	—	(119.2)	—	(119.2)	—	(119.2)
Balances as of January 2, 2022	2,158.7	(725.8)	(231.2)	1,201.7	9.2	1,210.9
Net loss from continuing operations	—	(24.6)	—	(24.6)	—	(24.6)
Income from discontinued operations, net of tax	—	41.0	—	41.0	0.1	41.1
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)
Share based compensation	7.4	—	—	7.4	—	7.4
Dividends paid to parent	—	(41.2)	—	(41.2)	—	(41.2)
Dividends paid by subsidiary to non-controlling interest	—	—	—	—	(1.3)	(1.3)
Balances as of April 3, 2022	$2,166.1	$(750.6)	$(231.2)	$1,184.3	$7.9	$1,192.2
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Cash Flows
For the six month periods ended April 2, 2023 and April 3, 2022
(unaudited)

	Six Month Periods Ended
(in millions)	April 2, 2023	April 3, 2022
Cash flows from operating activities
Net (loss) income	$(73.6)	$25.2
Income from discontinued operations, net of tax	41.4	79.9
Net loss from continuing operations	(115.0)	(54.7)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	24.1	24.4
Amortization	20.9	26.7
Share based compensation	7.1	11.8
Impairment of equipment and leases	4.5	—
Impairment of intangible assets	67.0	—
Amortization of debt issuance costs and debt discount	4.0	3.1
Gain from contingent consideration liability	(1.5)	—
Non-cash purchase accounting adjustments	0.9	3.5
Deferred tax benefit	(61.3)	(43.3)
Net changes in operating assets and liabilities	187.5	(216.1)
Net cash provided (used) by operating activities from continuing operations	138.2	(244.6)
Net cash provided by operating activities from discontinued operations	29.0	5.3
Net cash provided (used) by operating activities	167.2	(239.3)
Cash flows from investing activities
Purchases of property, plant and equipment	(25.9)	(24.3)
Proceeds from disposal of property, plant and equipment	—	0.1
Business acquisitions, net of cash acquired	—	(314.3)
Other investing activities	—	(0.1)
Net cash used by investing activities from continuing operations	(25.9)	(338.6)
Net cash used by investing activities from discontinued operations	(7.9)	(12.4)
Net cash used by investing activities	(33.8)	(351.0)
Cash flows from financing activities
Payment of debt	(21.7)	(6.5)
Proceeds from issuance of debt	—	775.0
Payment of debt issuance costs	(2.3)	(6.7)
Payment of cash dividends to parent	(34.4)	(160.4)
Net cash (used) provided by financing activities from continuing operations	(58.4)	601.4
Net cash used by financing activities from discontinued operations	(0.7)	(2.2)
Net cash (used) provided by financing activities	(59.1)	599.2
Effect of exchange rate changes on cash and cash equivalents	9.7	(3.0)
Net change in cash, cash equivalents and restricted cash	84.0	5.9
Cash, cash equivalents, and restricted cash, beginning of period	242.6	188.3
Cash, cash equivalents, and restricted cash, end of period	$326.6	$194.2
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$56.8	$50.9
Cash paid for interest associated with discontinued operations	29.9	30.2
Cash paid for taxes associated with continued operations	11.7	19.0
Cash paid for taxes associated with discontinued operations	13.5	10.1
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$2.4	$0.5
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
SBH’s and SB/RH’s fiscal year ends September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three and six month periods included within this Quarterly Report for the Company are April 2, 2023 and April 3, 2022, respectively.
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

NOTE 2 – DIVESTITURES
The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the accompanying Condensed Consolidated Statements of Income for the three and six month periods ended April 2, 2023 and April 3, 2022:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Income from discontinued operations before income taxes – HHI	$59.5	$71.0	$104.4	$130.9
Loss from discontinued operations before income taxes – Other	(1.4)	(3.1)	(2.0)	(3.4)
Interest on corporate debt allocated to discontinued operations	17.8	11.0	34.0	21.4
Income from discontinued operations before income taxes	40.3	56.9	68.4	106.1
Income tax expense from discontinued operations	18.9	15.8	27.5	26.2
Income from discontinued operations, net of tax	21.4	41.1	40.9	79.9
Net income from discontinued operations attributable to noncontrolling interest	—	0.1	0.2	0.5
Net income from discontinued operations attributable to controlling interest	$21.4	$41.0	$40.7	$79.4
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES (continued)
The ASPA provides that ASSA will purchase the equity of certain subsidiaries of the Company, and acquire certain assets and assume certain liabilities of other subsidiaries used or held for the purpose of the HHI business. The Company and ASSA have made customary representations and warranties and have agreed to customary covenants relating to the acquisition. Among other things, prior to the consummation of the acquisition, the Company will be subject to certain business conduct restrictions with respect to its operation of the HHI business. The Company and ASSA have agreed to indemnify each other for losses arising from certain breaches of the ASPA and for certain other matters. In particular, the Company has agreed to indemnify ASSA for certain liabilities relating to the assets retained by the Company, and ASSA has agreed to indemnify the Company for certain liabilities assumed by ASSA, in each case as described in the ASPA. The Company and ASSA have agreed to enter into related agreements ancillary to the acquisition that will become effective upon the consummation of the acquisition, including a customary transition services agreement and providing for both forward and reverse transition services.
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
On July 14, 2022, the parties entered into an amendment to the ASPA (the “Amendment”) pursuant to which the Termination Date was extended to June 30, 2023. Except for the foregoing amendment to the Termination Date, the ASPA remains in full force and effect as written, including with respect to the termination fee of $350 million. On September 15, 2022, the Department of Justice ("DOJ") filed a complaint seeking to enjoin the transaction and block the acquisition of the HHI division by ASSA. On December 2, 2022, ASSA announced an agreement to sell its Emtek and the Smart Residential Business in the U.S. and Canada to Fortune Brands in response to competitive concerns raised by the DOJ in their complaint. On May 5, 2023, the Company agreed to a stipulation with the DOJ to settle the DOJ's challenge of the HHI transaction, pursuant to which ASSA will proceed with the divestment of Emtek and its Smart Residential business in the U.S.and Canada to Fortune Brands. Approval of the Mexican competition authority is the only outstanding regulatory approval. The Company continues to recognize the HHI division as held for sale and as a component of our discontinued operations. The parties are committed to closing the HHI transaction, and the Company and ASSA both continue to expect that the HHI transaction will close on or prior to June 30, 2023.
The following table summarizes the assets and liabilities of the HHI disposal group classified as held for sale as of April 2, 2023 and September 30, 2022:

(in millions)	April 2, 2023	September 30, 2022
Assets
Trade receivables, net	$143.4	$135.5
Other receivables	3.9	6.7
Inventories	286.9	327.1
Prepaid expenses and other current assets	34.2	33.1
Property, plant and equipment, net	176.2	166.6
Operating lease assets	64.2	63.6
Deferred charges and other	14.4	11.7
Goodwill	701.6	698.6
Intangible assets, net	374.8	373.8
Total assets of business held for sale	$1,799.6	$1,816.7
Liabilities
Current portion of long-term debt	$1.4	$1.4
Accounts payable	190.0	224.7
Accrued wages and salaries	22.4	32.7
Other current liabilities	67.1	79.9
Long-term debt, net of current portion	53.9	54.6
Long-term operating lease liabilities	42.7	46.9
Deferred income taxes	10.4	10.1
Other long-term liabilities	13.9	13.4
Total liabilities of business held for sale	$401.8	$463.7

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES (continued)
The following table summarizes the components of income from discontinued operations before income taxes associated with the HHI divestiture in the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended April 2, 2023 and April 3, 2022:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Net sales	$383.3	$420.8	$746.1	$795.4
Cost of goods sold	253.3	275.4	498.0	520.4
Gross profit	130.0	145.4	248.1	275.0
Operating expenses	68.9	72.3	140.0	139.5
Operating income	61.1	73.1	108.1	135.5
Interest expense	0.8	0.8	1.7	1.7
Other non-operating expense, net	0.8	1.3	2.0	2.9
Income from discontinued operations before income taxes	$59.5	$71.0	$104.4	$130.9
Beginning in September 2021, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with the HHI disposal group classified as held for sale. Interest expense consists of interest from debt directly attributable to HHI operations that primarily consist of interest from finance leases. No impairment loss was recognized on the assets held for sale as the purchase price of the business less estimated cost to sell is more than its carrying value. The following table presents significant non-cash items and capital expenditures of discontinued operations from the HHI divestiture for the three and six month periods ended April 2, 2023 and April 3, 2022:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Share based compensation	$0.3	$1.2	$1.1	$4.1
Purchases of property, plant and equipment	4.4	7.5	8.0	12.4
Other
Loss from discontinued operations before income taxes – other includes incremental pre-tax loss for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreements for the sale and divestiture of the Global Batteries & Lighting ("GBL") and Global Auto Care ("GAC") divisions to Energizer Holdings, Inc. ("Energizer") during the year ended September 30, 2019. The Company and Energizer agreed to indemnify each other for losses arising from certain breaches of the acquisition agreement and for certain other matters, in each case as described in the acquisition agreements. Subsequently, effective January 2, 2020, Energizer closed its divestitures of the European based Varta® consumer battery business in the EMEA region to Varta AG and transferred all respective rights and indemnifications attributable to the Varta® consumer battery business provided by the GBL sale to Varta AG. As of April 2, 2023 and September 30, 2022, the Company recognized $24.6 million and $22.3 million, respectively, related to indemnification payables in accordance with the acquisition agreements, primarily attributable with uncertain tax benefit obligations and outstanding settlements with tax authorities that were transferred and indemnified in accordance with the acquisition agreement, including $9.0 million and $7.0 million within Other Current Liabilities, respectively, and $15.6 million and $15.3 million, within Other Long-Term Liabilities, respectively, on the Company’s Condensed Consolidated Statements of Financial Position.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

NOTE 3 – RESTRUCTURING CHARGES
During the three and six month periods ended April 2, 2023, the Company entered into a new initiative in response to the continuing pressures within the consumer products and retail markets and adjusted strategic initiatives within certain segments, resulting in the realization of another round of headcount reductions. Total cumulative exit and disposal costs associated with the initiative were $4.5 million. Substantially all exit and disposal charges associated with the initiative have been recognized.
During the year ended September 30, 2022, the Company entered into a new initiative in response to changes observed within consumer products and retail markets, continued inflationary cost pressures and headwinds, and to facilitate changes in the management structure for enabling functions of the consolidated group, resulting in the realization of headcount reductions. Total cumulative exit and disposal costs associated with the initiative were $10.5 million. Substantially all exit and disposal costs associated, with the initiative have been recognized in the prior year with incremental costs realized during the three and six month periods ended April 2, 2023, which were attributable to changes in timing and accruals previously recognized since the initiative was established.
During the year ended September 30, 2022, the Company initiated the exit of its in-country commercial operations in Russia, predominantly supporting the HPC segment, including costs for severance and other exit and disposal activity to close the operations. Total cumulative exit and disposal costs associated with the initiative were $1.3 million. Substantially all exit and disposal costs associated with the initiative have been recognized.
The Company may enter into small, less significant initiatives to reduce costs and improve margins throughout the organization. Individually these activities are not substantial and occur over a shorter time period (generally less than 12 months).
The following summarizes restructuring charges for the three and six month periods ended April 2, 2023 and April 3, 2022:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Fiscal 2023 restructuring	$4.5	$—	$4.5	$—
Fiscal 2022 restructuring	0.1	—	0.6	—
Russia dissolution	0.1	—	0.7	—
GPC distribution center transition	—	5.6	—	15.9
Global productivity improvement program	—	2.3	—	4.1
Other project costs	0.1	8.5	1.0	13.8
Total restructuring charges	$4.8	$16.4	$6.8	$33.8
Reported as:
Cost of goods sold	$0.3	$1.2	$0.7	$1.5
Selling expense	—	5.6	—	15.9
General and administrative expense	4.5	9.6	6.1	16.4
The following is a summary of restructuring charges by segment for the three and six month periods ended April 2, 2023 and April 3, 2022.

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
HPC	$2.5	$3.7	$3.2	$4.3
GPC	2.2	8.2	3.0	19.6
H&G	—	—	0.2	—
Corporate	0.1	4.5	0.4	9.9
Total restructuring charges	$4.8	$16.4	$6.8	$33.8
The following is a summary of restructuring charges by cost type for the three and six month periods ended April 2, 2023 and April 3, 2022.

(in millions)	Termination Benefits	Other Costs	Total
For the three month period ended April 2, 2023	$4.4	$0.4	$4.8
For the three month period ended April 3, 2022	1.2	15.2	16.4
For the six month period ended April 2, 2023	5.7	1.1	6.8
For the six month period ended April 3, 2022	1.9	31.9	33.8
The following is a rollforward of the accrual for restructuring charges by cost type for the six month period ended April 2, 2023.

(in millions)	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2022	$3.7	$0.3	$4.0
Provisions	4.9	—	4.9
Cash expenditures	(4.7)	(0.1)	(4.8)
Foreign currency and other	0.3	(0.1)	0.2
Accrual balance at April 2, 2023	$4.2	$0.1	$4.3

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 4 – REVENUE RECOGNITION
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three and six month periods ended April 2, 2023 and April 3, 2022, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	Three Month Period Ended April 2, 2023				Three Month Period Ended April 3, 2022
(in millions)	HPC	GPC	H&G	Total	HPC	GPC	H&G	Total
Product Sales
NA	$121.6	$186.4	$151.3	$459.3	$136.8	$182.2	$194.2	$513.2
EMEA	99.2	94.4	—	193.6	109.1	95.3	—	204.4
LATAM	38.8	4.5	1.5	44.8	51.5	4.5	1.7	57.7
APAC	17.4	7.4	—	24.8	16.2	9.0	—	25.2
Licensing	1.9	2.6	0.5	5.0	2.1	2.4	0.7	5.2
Service and other	0.3	1.4	—	1.7	0.4	1.7	—	2.1
Total Revenue	$279.2	$296.7	$153.3	$729.2	$316.1	$295.1	$196.6	$807.8

	Six Month Period Ended April 2, 2023				Six Month Period Ended April 3, 2022
(in millions)	HPC	GPC	H&G	Total	HPC	GPC	H&G	Total
Product Sales
NA	$286.1	$360.8	$220.2	$867.1	$264.2	$369.7	$266.9	$900.8
EMEA	236.5	181.0	—	417.5	268.5	189.7	—	458.2
LATAM	80.6	7.7	3.5	91.8	120.1	9.2	4.1	133.4
APAC	35.2	16.9	—	52.1	37.9	20.2	—	58.1
Licensing	4.3	5.0	0.9	10.2	4.7	5.1	0.9	10.7
Service and other	0.9	2.9	—	3.8	0.4	3.4	—	3.8
Total Revenue	$643.6	$574.3	$224.6	$1,442.5	$695.8	$597.3	$271.9	$1,565.0

The Company has a broad range of customers, including many large mass retail customers. During the three month periods ended April 2, 2023 and April 3, 2022, there were two large retail customers, each exceeding 10% of consolidated Net Sales and representing 33.5% and 33.3% of consolidated Net Sales, respectively. During the six month periods ended April 2, 2023 and April 3, 2022, there were two large retail customers exceeding 10% of consolidated Net Sales and representing 34.8% and 33.1% of consolidated Net Sales, respectively.
A significant portion of our product sales from our HPC segment are subject to the continued use and access to the Black & Decker ("B&D") brand through a license agreement with Stanley Black and Decker. The license agreement was renewed through June 30, 2025, including a sell-off period from April 1, 2025 to June 30, 2025 whereby the Company can continue to sell and distribute but no longer produce products subject to the license agreement. Net sales from B&D product sales consisted of $85.1 million, or 11.7% of consolidated net sales, and $98.0 million, or 12.1% of consolidated Net Sales, for the three month periods ended April 2, 2023 and April 3, 2022, respectively. Net sales from B&D product sales consisted of $171.9 million, or 11.9%, and $229.8 million, or 14.7%, of consolidated Net Sales for the six month periods ended April 2, 2023 and April 3, 2022, respectively. All other significant brands and tradenames used in the Company’s commercial operations are directly owned and not subject to further restrictions.
In the normal course of business, the Company may allow customers to return products or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to be received. The allowance for product returns as of April 2, 2023 and September 30, 2022 was $14.0 million and $15.5 million, respectively.

NOTE 5 – RECEIVABLES AND CONCENTRATION OF CREDIT RISK
The allowance for credit losses on the Company's trade receivables as of April 2, 2023 and September 30, 2022 was $6.1 million and $7.3 million, respectively.
The Company has a broad range of customers, including many large mass retail customers. As of April 2, 2023, there was one large retail customer exceeding 10% of consolidated Net Trade Receivables and representing 19.7% of consolidated Net Trade Receivables. As of September 30, 2022 there were two large retail customers exceeding 10% of consolidated Net Trade Receivables and representing 21.9% of consolidated Net Trade Receivables.

NOTE 6 – INVENTORIES
Inventories consist of the following:

(in millions)	April 2, 2023	September 30, 2022
Raw materials	$75.2	$72.3
Work-in-process	7.2	10.5
Finished goods	503.2	697.8
Inventories	$585.6	$780.6

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(in millions)	April 2, 2023	September 30, 2022
Land, buildings and improvements	$78.7	$75.7
Machinery, equipment and other	398.9	394.1
Finance leases	143.3	139.8
Construction in progress	69.0	54.7
Property, plant and equipment	689.9	664.3
Accumulated depreciation	(421.2)	(400.5)
Property, plant and equipment, net	$268.7	$263.8
Depreciation expense from property, plant, and equipment for the three month periods ended April 2, 2023 and April 3, 2022, was $11.9 million and $12.2 million, respectively; and for the six month periods ended April 2, 2023 and April 3, 2022 was $24.1 million and $24.4 million, respectively. During the three and six month periods ended April 2, 2023, the Company recognized a $2.7 million impairment charge on idle equipment associated with the early exit of a GPC warehouse lease, included as Selling Expense on the Condensed Consolidated Statements of Income.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following:

(in millions)	HPC	GPC	H&G	Total
As of September 30, 2022	$108.1	$502.4	$342.6	$953.1
Tristar Business acquisition adjustment	3.0	—	—	3.0
Foreign currency impact	—	12.4	—	12.4
As of April 2, 2023	$111.1	$514.8	$342.6	$968.5
During the three month period ended January 1, 2023, the Company recognized incremental adjustments to HPC goodwill attributable to changes to the preliminary valuation of net assets acquired associated with the acquisition of the Tristar Business, previously acquired on February 18, 2022, primarily associated with the valuation of reserves on trade receivables and deferred tax assets as of the acquisition date. The preliminary values recorded were determined based upon a valuation with estimates and assumptions used in such valuation that are subject to change within the measurement period (up to one year from the acquisition date). The one year measurement period has closed and there are no further adjustments on the valuation of acquired net assets. See Note 4 - Acquisitions in the Notes to the Consolidated Financial Statements within the Company's Annual Report on Form 10-K, released on November 22, 2022, for further discussion on the Tristar Business acquisition.
The carrying value and accumulated amortization of intangible assets are as follows:

	April 2, 2023			September 30, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$638.2	$(397.6)	$240.6	$627.8	$(373.9)	$253.9
Technology assets	75.3	(33.4)	41.9	75.3	(30.8)	44.5
Tradenames	11.0	(6.1)	4.9	10.6	(5.1)	5.5
Total amortizable intangible assets	724.5	(437.1)	287.4	713.7	(409.8)	303.9
Indefinite-lived intangible assets – tradenames	853.3	—	853.3	898.3	—	898.3
Total Intangible Assets	$1,577.8	$(437.1)	$1,140.7	$1,612.0	$(409.8)	$1,202.2
During the three and six month periods ended April 2, 2023, we identified triggering events for our Rejuvenate and PowerXL tradename intangible assets resulting in recognition of a $67.0 million impairment loss on intangible assets. The loss associated with the Rejuvenate tradename is primarily attributable to a shift in the projected timing and realization of future revenues associated with the acquired brand due to changes in strategic distribution opportunities as well as a change in the amount and timing of product innovations being introduced to customers by the H&G segment. The loss associated with the PowerXL tradename was primarily attributable to a decrease in projected future revenues associated with the brand driven by decrease in realized sales with expected continuation of retail inventory reduction, lower consumer demand, increased competition in product categories, and adverse macro-economic factors.
Amortization expense from the intangible assets for the three month periods ended April 2, 2023 and April 3, 2022 was $10.5 million and $13.5 million, respectively; and for the six month periods ended April 2, 2023 and April 3, 2022 was $20.9 million and $26.7 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 8 - GOODWILL AND INTANGIBLE ASSETS (continued)
Excluding the impact of any future acquisitions, dispositions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2023	$42.0
2024	41.2
2025	38.8
2026	38.3
2027	37.8

NOTE 9 – DEBT
Debt with external lenders consists of the following:

	April 2, 2023		September 30, 2022
(in millions)	Amount	Rate	Amount	Rate
Revolver Facility, variable rate, expiring June 30, 2025	$725.0	7.9%	$740.0	5.7%
Term Loan Facility, variable rate, due March 3, 2028	392.0	7.1%	394.0	5.2%
5.75% Notes, due July 15, 2025	450.0	5.8%	450.0	5.8%
4.00% Notes, due October 1, 2026	463.5	4.0%	417.1	4.0%
5.00% Notes, due October 1, 2029	300.0	5.0%	300.0	5.0%
5.50% Notes, due July 15, 2030	300.0	5.5%	300.0	5.5%
3.875% Notes, due March 15, 2031	500.0	3.9%	500.0	3.9%
Obligations under finance leases	91.1	6.0%	92.7	5.1%
Total Spectrum Brands, Inc. debt	3,221.6		3,193.8
Unamortized discount on debt	(0.7)		(0.8)
Debt issuance costs	(32.2)		(36.2)
Less current portion	(13.1)		(12.3)
Long-term debt, net of current portion	$3,175.6		$3,144.5
Our Revolver Facility has a total capacity of $1,100 million. Borrowings from the initial revolver capacity of $600 million are subject to either adjusted London Inter-Bank Offered Rate ("LIBOR") plus margin ranging from 1.75% to 2.75% per annum, or base rate plus margin ranging from 0.75% to 1.75% per annum; and borrowings under the incremental revolver capacity of $500 million, per the third amendment to the Amended and Restated Credit Agreement (the "Credit Agreement"), are subject to Secured Overnight Financing Rate ("SOFR") plus margin ranging from 1.75% to 2.75% per annum or base rate plus margin ranging from 0.75% to 1.75%. Effective November 3, 2022, the applicable margin increased 25 bps resulting in an increase to the SOFR margin ranging from 2.00% to 3.00% per annum or base rate plus margin ranging from 1.00% to 2.00%, with subsequent increases of 25 bps each 90-day anniversary after the initial step-up date. The LIBOR borrowings are subject to a 0.75% LIBOR floor, and the SOFR borrowings are subject to a 0.50% SOFR floor. Our Revolver Facility allows for the LIBOR rate to be phased out and replaced with the SOFR, and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition. We expect the transition from the LIBOR rate to SOFR will be effective no later than the end of June 2023. As a result of borrowings and payments under the Revolver Facility, the Company had borrowing availability of $362.1 million at April 2, 2023, net of outstanding letters of credit of $12.9 million.
The Term Loan Facility is subject to a rate per annum equal to either (1) the LIBO Rate (as defined in the Credit Agreement), subject to a 0.50% floor, adjusted for statutory reserves, plus a margin of 2.00% per annum or (2) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin of 1.00% per annum.
On November 17, 2022, the Company entered into the fourth amendment to the Credit Agreement to temporarily increase the maximum consolidated total net leverage ratio permitted to be no greater than 7.0 to 1.0 before returning to 6.0 to 1.0 at the earliest of (i) September 29, 2023, or (ii) 10 business days after the closing of the HHI divestiture or receipt of the related termination fee. The Company incurred $2.3 million in connection with the fourth amendment, which has been recognized as interest expense for the six month period ended April 2, 2023.
SB/RH
In addition to debt with external lenders, SB/RH has an outstanding loan with a subsidiary of its Parent in the amount of $8.0 million, including cumulative interest, with a stated interest rate of 4.01%, due March 15, 2024. The outstanding loan with the Parent is subject to termination or acceleration by the Parent and is included as Current Portion of Long-Term Debt on the SB/RH Condensed Consolidated Statement of Financial Position as of April 2, 2023.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 10 – DERIVATIVES
Derivative financial instruments are used by the Company principally in the management of its foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.
Cash Flow Hedges
The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for Australian Dollars, Canadian Dollars, Euros, Japanese Yen, Pound Sterling, or U.S. Dollars. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to inventory purchases or the sale of product. Until the purchase or sale is recognized, the fair value of the related hedge is recorded in Accumulated Other Comprehensive Income ("AOCI") and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to purchase price variance in Cost of Goods Sold or Net Sales on the Condensed Consolidated Statements of Income. At April 2, 2023, the Company had a series of foreign exchange derivative contracts outstanding through September 2024. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $10.6 million, net of tax. At April 2, 2023 and September 30, 2022, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $302.8 million and $289.5 million, respectively.
The following table summarizes the impact of designated cash flow hedges and the pre-tax gain (loss) recognized in the Condensed Consolidated Statements of Income for the three and six month periods ended April 2, 2023 and April 3, 2022, respectively:

	Unrealized Gain (Loss) in OCI Before Reclassification		Reclassified Gain (Loss) to Continuing Operations
For the three month periods ended (in millions)	April 2, 2023	April 3, 2022	Line Item	April 2, 2023	April 3, 2022
Foreign exchange contracts	$0.1	$0.1	Net sales	$—	$—
Foreign exchange contracts	(7.5)	4.7	Cost of goods sold	(4.9)	1.5
Total	$(7.4)	$4.8		$(4.9)	$1.5

	Gain (Loss) in OCI		Reclassified Gain (Loss) to Continuing Operations
For the six month periods ended (in millions)	April 2, 2023	April 3, 2022	Line Item	April 2, 2023	April 3, 2022
Foreign exchange contracts	$0.1	$0.1	Net sales	$0.1	$—
Foreign exchange contracts	(33.2)	3.9	Cost of goods sold	(2.5)	3.6
Total	$(33.1)	$4.0		$(2.4)	$3.6

Derivative Contracts Not Designated as Hedges for Accounting Purposes
The Company periodically enters into foreign exchange forward contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for, among others, Australian Dollars, Canadian Dollars, Colombian Peso, Euros, Hungarian Forint, Japanese Yen, Mexican Pesos, Philippine Pesos, Polish Zloty, Pounds Sterling, Swiss Franc, Taiwanese Dollars, Turkish Lira, or U.S. Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At April 2, 2023, the Company had a series of forward exchange contracts outstanding through March 2024. At April 2, 2023 and September 30, 2022, the Company had $596.7 million and $513.7 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.
The following summarizes the impact of derivative instruments not designated as hedges for accounting purposes on the accompanying Condensed Consolidated Statements of Income for the three and six month periods ended April 2, 2023 and April 3, 2022, pre-tax:

		Three Month Periods Ended		Six Month Periods Ended
(in millions)	Line Item	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Foreign exchange contracts	Other non-operating expense (income)	$(0.1)	$0.2	$(22.3)	$(0.9)
Fair Value of Derivative Instruments
The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	April 2, 2023	September 30, 2022
Derivative Assets
Foreign exchange contracts – designated as hedge	Other receivables	$1.1	$14.4
Foreign exchange contracts – designated as hedge	Deferred charges and other	—	0.4
Foreign exchange contracts – not designated as hedge	Other receivables	10.7	7.4
Total Derivative Assets		$11.8	$22.2
Derivative Liabilities
Foreign exchange contracts – designated as hedge	Accounts payable	$15.2	$—
Foreign exchange contracts – designated as hedge	Other long term liabilities	1.3	1.0
Foreign exchange contracts – not designated as hedge	Accounts payable	10.3	5.0
Total Derivative Liabilities		$26.8	$6.0

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 10 – DERIVATIVES (continued)
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant as of April 2, 2023.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of April 2, 2023 and September 30, 2022, there was no cash collateral outstanding and no posted standby letters of credit related to such liability positions.
Net Investment Hedge
Spectrum Brands, Inc. has €425.0 million aggregate principal amount of 4.00% Notes designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge are recognized as a component of foreign currency translation within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Expense (Income). Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of April 2, 2023, the full principal amount was designated as a net investment hedge and considered fully effective. The following summarizes the unrealized gain (loss) from the net investment hedge recognized in Other Comprehensive Income for the three and six month periods ended April 2, 2023 and April 3, 2022, pre-tax:

	Three Month Periods Ended		Six Month Periods Ended
Unrealized Gain (Loss) in OCI (in millions)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Net investment hedge	$(12.5)	$11.9	$(46.4)	$22.5

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial instruments as of April 2, 2023 and September 30, 2022 according to the fair value hierarchy are as follows:

	April 2, 2023					September 30, 2022
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Derivative Assets	$—	$11.8	$—	$11.8	$11.8	$—	$22.2	$—	$22.2	$22.2
Derivative Liabilities	—	26.8	—	26.8	26.8	—	6.0	—	6.0	6.0
Debt	—	3,026.0	—	3,026.0	3,188.7	—	2,815.9	—	2,815.9	3,156.8
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

NOTE 12 – SHAREHOLDERS' EQUITY
Share Repurchases
The Company has a share repurchase program that is executed through purchases made from time to time, either in the open market or otherwise. On May 4, 2021, the Board of Directors approved a $1 billion common stock repurchase program and terminated the previously approved share repurchase program. The authorization is effective for 36 months. As part of our share repurchase programs, the Company has purchased treasury shares in open market purchases at market fair value along with participating in private purchases from Company employees, significant shareholders and beneficial interest owners at fair value. The following summarizes the activity of common stock repurchases for the three and six month periods ended April 2, 2023 and April 3, 2022:

	April 2, 2023			April 3, 2022
Three Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	—	$—	$—	0.2	$96.90	$24.0

	April 2, 2023			April 3, 2022
Six Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	—	$—	$—	1.3	$97.34	$134.0

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 13 – SHARE BASED COMPENSATION
The following is a summary of share based compensation expense included in net loss from continuing operations for the three and six month periods ended April 2, 2023 and April 3, 2022 for SBH and SB/RH, respectively.

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
SBH	$4.5	$6.6	$7.7	$12.2
SB/RH	$4.0	$6.2	$7.1	$11.8
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
The following is a summary of RSU grants issued during the six month period ended April 2, 2023:

	SBH			SB/RH
(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 12 months	0.13	$56.51	$7.1	0.10	$58.52	$5.6
Vesting in more than 12 months	0.14	50.50	7.1	0.14	50.50	7.1
Total time-based grants	0.27	$53.36	$14.2	0.24	$53.77	$12.7
Performance-based grants	0.27	$50.63	$13.9	0.27	$50.63	$13.9
Total grants	0.54	$51.98	$28.1	0.51	$52.08	$26.6

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The change in the components of AOCI for the six month period ended April 2, 2023, was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2022	$(285.9)	$16.8	$(34.0)	$(303.1)
Other comprehensive income (loss) before reclassification	26.6	(25.4)	(2.3)	(1.1)
Net reclassification for (gain) loss to income from continuing operations	—	(2.5)	0.9	(1.6)
Other comprehensive income (loss) before tax	26.6	(27.9)	(1.4)	(2.7)
Deferred tax effect	8.8	7.2	1.2	17.2
Other comprehensive income (loss), net of tax	35.4	(20.7)	(0.2)	14.5
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.2	—	—	0.2
Less: other comprehensive income from discontinued operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income (loss) attributable to controlling interest	35.1	(20.7)	(0.2)	14.2
Balance at January 1, 2023	(250.8)	(3.9)	(34.2)	(288.9)
Other comprehensive income (loss) before reclassification	14.6	(7.1)	0.1	7.6
Net reclassification for loss (gain) to income from continuing operations	—	4.9	(0.7)	4.2
Net reclassification for (gain) to income from discontinued operations	—	(0.1)	—	(0.1)
Other comprehensive income (loss) before tax	14.6	(2.3)	(0.6)	11.7
Deferred tax effect	3.7	0.7	0.1	4.5
Other comprehensive income (loss), net of tax	18.3	(1.6)	(0.5)	16.2
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	0.1	—	—	0.1
Less: other comprehensive income from discontinued operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income (loss) attributable to controlling interest	18.1	(1.6)	(0.5)	16.0
Balance at April 2, 2023	$(232.7)	$(5.5)	$(34.7)	$(272.9)
The following table presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the periods indicated:

(in millions)	Three Month Period Ended April 2, 2023			Six Month Period Ended April 2, 2023
	Derivative Instruments	Defined Benefit Pension	Total	Derivative Instruments	Defined Benefit Pension	Total
Net Sales	$—	$—	$—	$0.1	$—	$0.1
Cost of goods sold	(4.9)	—	(4.9)	(2.5)	—	(2.5)
Other non-operating expense (income), net	—	0.7	0.7	—	(0.2)	(0.2)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)
The change in the components of AOCI for the six month period ended April 3, 2022, was as follows:

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
The following table presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the periods indicated:

(in millions)	Three Month Period Ended April 3, 2022			Six Month Period Ended April 3, 2022
	Derivative Instruments	Defined Benefit Pension	Total	Derivative Instruments	Defined Benefit Pension	Total
Cost of goods sold	$1.5	$—	$1.5	$3.6	$—	$3.6
Other non-operating income, net	—	(1.0)	(1.0)	—	(3.1)	(3.1)
Income from discontinued operations, net of tax	0.7	—	0.7	1.2	—	1.2
NOTE 15 – INCOME TAXES
The effective tax rate for the three and six month periods ended April 2, 2023 and April 3, 2022, was as follows:

	Three Month Periods Ended		Six Month Periods Ended
Effective tax rate	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
SBH	31.7%	21.3%	29.0%	29.2%
SB/RH	31.2%	21.1%	28.7%	29.1%
The estimated annual effective tax rate applied to the three and six month periods ended April 2, 2023, differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), certain nondeductible expenses, foreign currency impacts, and foreign rates that differ from the U.S. federal statutory rate. The Company has U.S. net operating loss carryforwards ("NOL"), which do not allow it to take advantage of the foreign-derived intangible income deduction. The Company’s federal effective tax rate on GILTI is therefore 21%. During the six month period ended April 2, 2023, the Company recorded a discrete $16.8 million tax benefit related to the impairment of certain intangible assets. The Company generated a pretax loss on continuing operations for the three and six month periods ended April 2, 2023, so additional discrete tax benefits result in an increase to the tax rate.

As of April 2, 2023 and September 30, 2022, there was $1.0 million and $2.7 million of income taxes receivable from its parent company on the SB/RH Condensed Consolidated Statements of Financial Position, calculated as if SB/RH were a separate taxpayer.

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
Environmental Liability. The Company has realized commitments attributable to environmental remediation activities primarily associated with former manufacturing sites of the Company's HPC segment. In coordination with local and federal regulatory agencies, we have conducted testing on certain sites, which have resulted in the identification of contamination that has been attributed to historical activities at the properties, resulting in the realization of incremental costs to be assumed by the Company towards the remediation of these properties and the recognition of an environmental remediation liability. We have not conducted invasive testing at all sites and locations and have identified an environmental remediation liability to the extent such remediation requirements have been identified and are considered estimable.
As of April 2, 2023, there was an environmental remediation liability of $6.3 million, with $2.2 million included in Other Current Liabilities and $4.1 million included in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position. As of September 30, 2022, there was an environmental remediation liability of $8.8 million, with $4.7 million included in Other Current Liabilities and $4.1 million included in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations, or cash flows of the Company.
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of April 2, 2023 and September 30, 2022, the Company recognized $3.2 million and $3.4 million in product liability, respectively, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Warranty. The Company recognizes an estimated liability for standard warranties on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $0.3 million and $0.4 million of warranty accruals as of April 2, 2023 and September 30, 2022, respectively, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position.
Product Safety Recall. During the year ended September 30, 2022, the HPC segment initiated voluntary product recalls in collaboration with the U.S. Consumer Product Safety Commission ("CPSC"), suspending sales of the affected products and issuing a stop sale with its customers. The Company has assessed the incremental costs attributable to the recall, including the anticipated returns from customers for existing retail inventory, write-off of inventory on hand, and other costs to facilitate the recall such as notification, shipping and handling, rework and destruction of affected products, as needed, and evaluated the probability of redemption. As a result, the Company recognized $8.4 million and $7.5 million as of April 2, 2023 and September 30, 2022, respectively, in Other Current Liabilities on the Consolidated Statement of Financial Position associated with the costs for the recalls. Additionally, the Company has indemnification provisions that are contractually provided by third parties for the affected products and as a result the Company has also recognized $8.2 million and $4.7 million as of April 2, 2023 and September 30, 2022, respectively, in Other Receivables on the Consolidated Statement of Financial Position related to recovery from such indemnification provisions.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 17 – SEGMENT INFORMATION
Net sales relating to the segments for the three and six month periods ended April 2, 2023 and April 3, 2022, are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
HPC	$279.2	$316.1	$643.6	$695.8
GPC	296.7	295.1	574.3	597.3
H&G	153.3	196.6	224.6	271.9
Net sales	$729.2	$807.8	$1,442.5	$1,565.0
The Chief Operating Decision Maker of the Company uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Share based compensation costs consist of costs associated with long-term incentive compensation arrangements that generally consist of non-cash, stock-based compensation. See Note 13 – Share Based Compensation for further details;
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
•Non-cash gain from the reduction in the contingent consideration liability recognized during the six month period ended April 2, 2023, associated with the Tristar Business acquisition in the prior year on February 18, 2022;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations, including impairments from property, plant and equipment, operating and finance leases, and goodwill and other intangible assets;
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
•Incremental reserves for non-recurring litigation or environmental remediation activity including the proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual nonrecurring claims with no previous history or precedent with remeasurements during the six month period ended April 3, 2022; and
•Other adjustments are primarily attributable to: (1) costs associated with Salus as they are not considered a component of the continuing commercial products company; (2) key executive severance related costs; and (3) insurable losses associated with hurricane damages at a key supplier of our Glofish business and loss realized from misapplied funds during the six month period ended April 2, 2023.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 17 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA for the reportable segments for SBH for the three and six month periods ended April 2, 2023 and April 3, 2022, are as follows:

	Three Month Periods Ended		Six Month Periods Ended
SBH (in millions)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
HPC	$(1.9)	$10.6	$11.3	$38.0
GPC	46.3	40.6	83.5	79.3
H&G	15.1	37.7	12.8	30.4
Total Segment Adjusted EBITDA	59.5	88.9	107.6	147.7
Corporate	8.5	9.9	16.8	19.4
Interest expense	31.6	24.7	65.0	46.4
Depreciation	11.9	12.2	24.1	24.4
Amortization	10.5	13.5	20.9	26.7
Share and incentive based compensation	4.5	6.6	7.7	12.2
Tristar acquisition and integration	4.0	12.7	9.7	14.4
HHI divestiture	1.4	1.2	2.9	5.5
HPC separation initiatives	1.1	3.0	3.5	4.7
Coevorden operations separation	1.4	2.1	2.7	5.3
Rejuvenate integration	—	2.6	—	7.0
Armitage integration	—	0.5	—	1.2
Omega integration	—	0.5	—	1.4
Fiscal 2023 restructuring	4.5	—	4.5	—
Fiscal 2022 restructuring	0.1	—	0.6	—
Russia closing initiatives	(0.1)	—	2.8	—
Global ERP transformation	3.3	3.2	4.9	6.0
HPC brand portfolio transitions	0.5	—	1.4	—
GPC distribution center transition	—	7.1	—	19.9
Global productivity improvement program	—	2.3	—	4.1
Other project costs	4.6	8.2	7.8	10.2
Unallocated shared costs	6.3	6.9	12.5	13.8
Non-cash purchase accounting adjustments	0.5	3.5	0.9	3.5
Gain from remeasurement of contingent consideration liability	—	—	(1.5)	—
Impairment of equipment and operating leases	4.2	—	4.5	—
Impairment of intangible assets	67.0	—	67.0	—
Early settlement of foreign currency cash flow hedges	1.3	—	3.9	—
HPC product recall	1.6	—	1.9	—
Legal and environmental	—	—	—	(0.5)
Salus and other	0.6	0.1	5.0	0.2
Loss from continuing operations before income taxes	$(109.8)	$(31.9)	$(161.9)	$(78.1)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 17 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA for reportable segments for SB/RH for the three and six month periods ended April 2, 2023 and April 3, 2022, are as follows:

	Three Month Periods Ended		Six Month Periods Ended
SB/RH (in millions)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
HPC	$(1.9)	$10.6	$11.3	$38.0
GPC	46.3	40.6	83.5	79.3
H&G	15.1	37.7	12.8	30.4
Total Segment Adjusted EBITDA	59.5	88.9	107.6	147.7
Corporate	8.3	9.6	16.7	18.9
Interest expense	31.7	24.8	65.1	46.7
Depreciation	11.9	12.2	24.1	24.4
Amortization	10.5	13.5	20.9	26.7
Share and incentive based compensation	4.0	6.2	7.1	11.8
Tristar acquisition and integration	4.0	12.7	9.7	14.4
HHI divestiture	1.4	1.2	2.9	5.5
HPC separation initiatives	1.1	3.0	3.5	4.7
Coevorden operations separation	1.4	2.1	2.7	5.3
Rejuvenate integration	—	2.6	—	7.0
Armitage integration	—	0.5	—	1.2
Omega integration	—	0.5	—	1.4
Fiscal 2023 restructuring	4.5	—	4.5	—
Fiscal 2022 restructuring	0.1	—	0.6	—
Russia closing initiatives	(0.1)	—	2.8	—
Global ERP transformation	3.3	3.2	4.9	6.0
HPC brand portfolio transitions	0.5	—	1.4	—
GPC distribution center transition	—	7.1	—	19.9
Global productivity improvement program	—	2.3	—	4.1
Other project costs	4.6	8.2	7.8	10.2
Unallocated shared costs	6.3	6.9	12.5	13.8
Non-cash purchase accounting adjustments	0.5	3.5	0.9	3.5
Gain from remeasurement of contingent consideration liability	—	—	(1.5)	—
Impairment of equipment and operating leases	4.2	—	4.5	—
Impairment of intangible assets	67.0	—	67.0	—
Early settlement of foreign currency cash flow hedges	1.3	—	3.9	—
HPC product recall	1.6	—	1.9	—
Legal and environmental	—	—	—	(0.5)
Other	0.6	—	5.0	(0.2)
Loss from continuing operations before income taxes	$(109.2)	$(31.2)	$(161.3)	$(77.1)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 18 – EARNINGS PER SHARE – SBH
The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and six month periods ended April 2, 2023 and April 3, 2022, are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in millions, except per share amounts)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Numerator
Net loss from continuing operations attributable to controlling interest	$(75.1)	$(25.1)	$(115.3)	$(55.3)
Net income from discontinued operations attributable to controlling interest	21.4	41.0	40.7	79.4
Net (loss) income attributable to controlling interest	$(53.7)	$15.9	$(74.6)	$24.1
Denominator
Weighted average shares outstanding – basic	41.0	40.8	40.9	41.1
Dilutive shares	—	—	—	—
Weighted average shares outstanding – diluted	41.0	40.8	40.9	41.1
Earnings per share
Basic earnings per share from continuing operations	$(1.83)	$(0.61)	$(2.82)	$(1.35)
Basic earnings per share from discontinued operations	0.52	1.00	1.00	1.94
Basic earnings per share	$(1.31)	$0.39	$(1.82)	$0.59
Diluted earnings per share from continuing operations	$(1.83)	$(0.61)	$(2.82)	$(1.35)
Diluted earnings per share from discontinued operations	0.52	1.00	1.00	1.94
Diluted earnings per share	$(1.31)	$0.39	$(1.82)	$0.59
Weighted average number of anti-dilutive shares excluded from denominator	0.1	0.2	0.1	0.2

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
•Tristar Business Acquisition - On February 18, 2022, the Company acquired 100% of the Tristar Business that includes a portfolio of home appliances and cookware products sold under the PowerXL®, Emeril, and Copper Chef® brands. The net assets and operating results of the Tristar Business are included in the Company’s condensed consolidated financial statements and reported within the HPC reporting segment for the three and six month period ended April 2, 2023 and April 3, 2022, effective as of the transaction date. The Company incurred incremental costs to combine and integrate the acquired business with the HPC segment, primarily towards the integration of systems and processes, merger of commercial operations and supply chain, professional fees to consolidate financial records, plus incremental retention costs for personnel supporting the transition and integration efforts. Costs attributable to the integration of the Tristar Business are projected to continue through the year ending September 30, 2023.
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
•HHI Divestiture - On September 8, 2021, the Company entered into an Asset and Stock Purchase Agreement ("ASPA") with ASSA ABLOY AB ("ASSA") to sell its HHI segment. The consummation of the transaction is pending and subject to customary conditions, including the absence of a material adverse effect of HHI and certain antitrust conditions or other governmental restrictions, amongst others. On September 15, 2022, the DOJ filed a complaint seeking to enjoin the transaction and block the acquisition of the HHI division by ASSA. On December 2, 2022, ASSA announced an agreement to sell its Emtek and the Smart Residential Business in the U.S. and Canada to Fortune Brands in response to competitive concerns raised by the DOJ in their complaint. On May 5, 2023, the Company agreed to a stipulation with the DOJ to settle the DOJ's challenge of the HHI transaction, pursuant to which ASSA will proceed with the divestment of Emtek and its Smart Residential business in the U.S> and Canada to Fortune Brands. The Company continues to recognize the HHI division as held for sale and as a component of our discontinued operations and are reported separately for all periods presented. The Company and ASSA both continue to expect that they will close the HHI transaction on or prior to June 30, 2023. See Note 2 - Divestitures in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further detail. The Company has incurred incremental costs attributable to the pending transaction, primarily consisting of legal and professional fees to effect the realization of the ASPA, facilitate antitrust or other governmental restrictions to consummate the transaction, preparation for separation of systems and processes supporting the divested business and enabling functions under a transition services agreement ("TSA"), plus incremental retention costs for personnel supporting the transition efforts. Incremental costs are expected to be incurred through the consummation of the pending transaction to support TSA processes and mitigation following the close of the sale, which are expected to be incurred for a transition period of approximately 12-24 months following the close of the transaction.
•Coevorden Operations - On March 29, 2020, the Company completed the sale of its dog and cat food ("DCF") production facility and distribution center in Coevorden, Netherlands with United Petfood Producers NV ("UPP"). Following the separation of the Coevorden Operations, the Company has incurred incremental costs attributable to a tolling charge for the continued production of DCF products through a three-year manufacturing agreement with the buyer entered into concurrently with the sale, rent charges associated with the transferred warehouse operated by the Company during an 18-month transition period following the sale, plus costs to facilitate the transfer of the warehouse operations to the buyer and the movement of inventory and distribution center operations from the Coevorden facility to a new distribution center supporting GPC operations in EMEA during the prior year. Incremental costs attributable to the three-year tolling arrangement were completed in March 2023.
•Rejuvenate Acquisition - On May 28, 2021, the Company acquired 100% of the membership interests in For Life Products, LLC ("FLP"), a manufacturer of household cleaning, maintenance, and restoration products sold under the Rejuvenate® brand. The net assets and operating results of FLP are included in the Company’s condensed consolidated financial statements and reported within the H&G reporting segment for the three and six month periods ended April 2, 2023 and April 3, 2022. The Company incurred incremental costs to combine and integrate the acquired business with the H&G segment, primarily towards the integration of systems and processes, transfer of inventory and integration to an existing H&G distribution center, retention costs for personnel supporting transition and integration efforts. Costs attributable to the integration of the Rejuvenate business were completed in the prior year.

•Armitage Acquisition - On October 26, 2020, the Company completed the acquisition of Armitage Pet Care Ltd ("Armitage"), a pet treats and toys business in Nottingham, United Kingdom, including a portfolio of brands that include the dog treats brand, Good Boy®, cat treats brand, Meowee!®, and Wildbird® bird feed products, among others, that are predominantly sold within the United Kingdom. The net assets and results of operations of Armitage are included in the Company’s condensed consolidated financial statements and reported within the GPC reporting segment for the three and six month periods ended April 2, 2023 and April 3, 2022. The Company incurred incremental costs to combine and integrate the acquired business with the GPC segment, primarily towards the integration of systems and processes, transfer of inventory and integration to existing GPC supply chain and distribution centers within the EMEA region, plus retention costs for personnel supporting the transition and integration efforts. Costs attributable to the integration of the Armitage business were completed in the prior year.
•Omega Acquisition - On March 10, 2020, the Company acquired Omega Sea, LLC ("Omega"), a manufacturer and marketer of premium fish foods and consumable goods for the home and commercial aquarium markets, primarily consisting of the Omega brand. The net assets and results of operations of Omega are included in the Company's condensed consolidated financial statements and reported within GPC segment for the three and six month periods ended April 2, 2023 and April 3, 2022. The Company incurred incremental costs to combine and integrate the acquired business within the GPC segment, primarily towards the integration of systems and processes, transfer of inventory and production to an existing GPC facility, including related exit and disposal costs of the assumed leased facility, related start-up costs and operational inefficiencies attributable to the transferred production, plus retention costs for personnel supporting the transition and integration after the transaction date. Costs attributable to the integration of the Omega business were completed in the prior year.
The following is a summary of costs attributable to strategic transactions and business development costs for the respective projects during three and six month periods ended April 2, 2023 and April 3, 2022. In addition to the initiatives discussed above, the Company regularly engages in other business development initiatives that may incur incremental costs which may not result in a realized transaction or are less significant and therefore have been separately disclosed and recognized as other project costs.

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Tristar acquisition and integration	$4.0	$12.7	$9.7	$14.4
HHI divestiture	1.4	1.2	2.9	5.5
HPC separation initiatives	1.1	3.0	3.5	4.7
Coevorden operations separation	1.4	2.1	2.7	5.3
Rejuvenate integration	—	2.6	—	7.0
Armitage integration	—	0.5	—	1.2
Omega integration	—	0.5	—	1.4
Other project costs	0.1	0.3	0.3	0.6
Total	$8.0	$22.9	$19.1	$40.1
Reported as:
Net sales	$—	$0.7	$—	$0.7
Cost of goods sold	—	1.7	—	3.5
General & administrative expense	8.0	20.5	19.1	35.9
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
•Fiscal 2023 Restructuring - During the three month period ending April 2, 2023, the Company entered into a new initiative in response to the continuing pressures within the consumer products and retail markets and adjusted strategic initiatives within certain segments, resulting in the realization of another round of headcount reductions. Substantially all costs associated with the initiative had been recognized. See Note 3 - Restructuring Charges in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further detail on related exit or disposal costs attributable to this initiative.
•Fiscal 2022 Restructuring - During the year ended September 30, 2022, the Company entered into a new initiative in response to changes observed within consumer products and retail markets, continued inflationary cost pressures and headwinds, resulting in the realization of a headcount reduction. Substantially all costs associated with the initiative had been recognized in the prior year with amounts during the three and six months period ended April 2, 2023 due to change in estimates, headcounts and timing of communication. See Note 3 - Restructuring Charges in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further detail on related exit or disposal costs attributable to this initiative.
•Global ERP Transformation - During the year ended September 30, 2021, the Company entered into a SAP S/4 HANA ERP transformation project to upgrade and implement our enterprise-wide operating systems to SAP S/4 HANA on a global basis. This is a multi-year project that includes various costs, including software configuration and implementation costs that would be recognized as either capital expenditures or deferred costs in accordance with applicable accounting policies, with certain costs recognized as operating expense associated with project development and project management costs, and professional services with business partners engaged towards planning, design and business process review that would not qualify as software configuration and implementation costs. The Company has substantially completed the build phase and initiated data transfer and testing for its initial implementation. Costs are anticipated to be incurred through various deployments expected through September 30, 2024.
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

•Russia Closing Initiative - The Company initiated an assessment of its in-country commercial operations in Russia, predominantly supporting the HPC segment, and other commercial activity directly impacted by the Russia-Ukraine conflict. The Company has recognized impairment costs on inventory and receivables that are at risk of recoverability as the Company has discontinued importing products directly into Russia, has suspended its commercial activity and has liquidated substantially all assets. The initiative is subject to exit and disposal costs for severance benefits of personnel associated with the operations, see Note 3 - Restructuring Charges in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further detail. Remaining costs primarily cost of administrative cost to dissolve the entity and are anticipated to be incurred through September 30, 2023.
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
The following is a summary of impacts to operating results attributable to restructuring initiatives and other optimization projects incurred for the respective projects during three and six month periods ended April 2, 2023 and April 3, 2022. In addition to the projects and initiatives discussed above, the Company regularly incurs costs and engages in less significant restructuring and optimization initiatives that individually are not substantial and occur over a shorter time period (generally less than 12 months).

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Fiscal 2023 restructuring	$4.5	$—	$4.5	$—
Fiscal 2022 restructuring	0.1	—	0.6	—
Global ERP transformation	3.3	3.2	4.9	6.0
HPC brand portfolio transitions	0.5	—	1.4	—
Russia closing initiative	(0.1)	—	2.8	—
GPC distribution center transition	—	7.1	—	19.9
Global productivity improvement program	—	2.3	—	4.1
Other project costs	4.5	7.9	7.5	9.6
Total	$12.8	$20.5	$21.7	$39.6
Reported as:
Net sales	$(0.1)	$1.4	$(1.0)	$3.9
Cost of goods sold	0.4	0.9	1.9	1.1
Selling expense	0.1	5.6	0.4	15.9
General & administrative expense	12.4	12.6	20.4	18.7
Financing Activity
Financing activity during and between comparable periods may have a significant impact on the comparability of financial results on the condensed consolidated financial statements.
•On November 17, 2022, the Company entered into the fourth amendment to the Credit Agreement to temporarily increase the maximum consolidated total net leverage ratio permitted to be no greater than 7.0 to 1.0 before returning to 6.0 to 1.0 at the earliest of (i) September 29, 2023, or (ii) 10 business days after the closing of the HHI divestiture or receipt of the related termination fee. The Company incurred $2.3 million in connection with the fourth amendment, which has been recognized as interest expense for the six month period ended April 2, 2023.
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
The following is a reconciliation of reported net sales to organic net sales for the three and six month periods ended April 2, 2023 compared to net sales for the three and six month periods ended April 3, 2022:

Three Month Periods Ended (in millions, except %)	April 2, 2023
	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales April 3, 2022	Variance
HPC	$279.2	$11.8	$291.0	$(22.1)	$268.9	$316.1	$(47.2)	(14.9)%
GPC	296.7	7.6	304.3	—	304.3	295.1	9.2	3.1%
H&G	153.3	—	153.3	—	153.3	196.6	(43.3)	(22.0)%
Total	$729.2	$19.4	$748.6	$(22.1)	$726.5	$807.8	(81.3)	(10.1)%

Six Month Periods Ended (in millions, except %)	April 2, 2023
	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales April 3, 2022	Variance
HPC	$643.6	$37.5	$681.1	$(89.9)	$591.2	$695.8	$(104.6)	(15.0)%
GPC	574.3	21.5	595.8	—	595.8	597.3	(1.5)	(0.3)%
H&G	224.6	—	224.6	—	224.6	271.9	(47.3)	(17.4)%
Total	$1,442.5	$59.0	$1,501.5	$(89.9)	$1,411.6	$1,565.0	(153.4)	(9.8)%

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management, which we believe provide useful information to investors because they reflect ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. They also facilitate comparisons between peer companies since interest, taxes, depreciation, and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Share based compensation costs consist of costs associated with long-term incentive compensation arrangements that generally consist of non-cash, stock-based compensation. See Note 13 – Share Based Compensation in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
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
•Non-cash gain from the reduction in the contingent consideration liability recognized during the six month periods ended April 2, 2023, associated with the Tristar Business acquisition in the prior year on February 18, 2022;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations, including impairments from property, plant and equipment, operating and finance leases, and goodwill and other intangible assets;
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
•Incremental costs recognized by the HPC segment attributable to the realization of product recalls initiated by the Company in the prior year. See Note 16 - Commitments and Contingencies in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further details; and
•Incremental reserves for non-recurring litigation or environmental remediation activity including the proposed settlement on outstanding litigation matters at our H&G division attributable to significant and unusual nonrecurring claims with no previous history or precedent with remeasurements during the six month period ended April 3, 2022; and
•Other adjustments are primarily attributable to: (1) costs associated with Salus as they are not considered a component of the continuing commercial products company; (2) key executive severance related costs; and (3) insurable losses associated with hurricane damages at a key supplier of our Glofish business and loss realized from misapplied funds during the six month period ended April 2, 2023.
Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of reported net sales for the respective period and segment.

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended April 2, 2023 and April 3, 2022, for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended April 2, 2023
Net (loss) income from continuing operations	$(37.7)	$30.2	$(39.8)	$(27.7)	$(75.0)
Income tax benefit	—	—	—	(34.8)	(34.8)
Interest expense	—	—	—	31.6	31.6
Depreciation	2.9	3.8	1.9	3.3	11.9
Amortization	2.1	5.5	2.9	—	10.5
EBITDA	(32.7)	39.5	(35.0)	(27.6)	(55.8)
Share based compensation	—	—	—	4.5	4.5
Tristar integration	4.0	—	—	—	4.0
HHI divestiture	—	—	—	1.4	1.4
HPC separation initiatives	—	—	—	1.1	1.1
Coevorden operations separation	—	1.4	—	—	1.4
Fiscal 2023 restructuring	2.4	2.1	—	—	4.5
Fiscal 2022 restructuring	—	—	—	0.1	0.1
Russia closing initiatives	(0.1)	—	—	—	(0.1)
Global ERP transformation	—	—	—	3.3	3.3
HPC brand portfolio transitions	0.5	—	—	—	0.5
Other project costs	0.1	0.2	2.1	2.2	4.6
Unallocated shared costs	—	—	—	6.3	6.3
Non-cash purchase accounting adjustments	0.5	—	—	—	0.5
Impairment of equipment and operating leases	1.5	2.7	—	—	4.2
Impairment of intangible assets	19.0	—	48.0	—	67.0
Early settlement of foreign currency cash flow hedges	1.3	—	—	—	1.3
HPC product recall	1.6	—	—	—	1.6
Salus and other	—	0.4	—	0.2	0.6
Adjusted EBITDA	$(1.9)	$46.3	$15.1	$(8.5)	$51.0
Net Sales	$279.2	$296.7	$153.3	$—	$729.2
Adjusted EBITDA Margin	(0.7)%	15.6%	9.8%	—	7.0%
Three Month Period Ended April 3, 2022
Net (loss) income from continuing operations	$(19.1)	$19.0	$30.4	$(55.4)	$(25.1)
Income tax benefit	—	—	—	(6.8)	(6.8)
Interest expense	—	—	—	24.7	24.7
Depreciation	3.2	3.6	1.8	3.6	12.2
Amortization	4.9	5.7	2.9	—	13.5
EBITDA	(11.0)	28.3	35.1	(33.9)	18.5
Share based compensation	—	—	—	6.6	6.6
Tristar acquisition	14.4	—	—	(1.7)	12.7
Rejuvenate integration	—	—	2.6	—	2.6
Armitage integration	—	0.5	—	—	0.5
Omega integration	—	0.5	—	—	0.5
HHI divestiture	—	—	—	1.2	1.2
HPC separation initiatives	—	—	—	3.0	3.0
Coevorden operations separation	—	2.1	—	—	2.1
Global ERP transformation	—	—	—	3.2	3.2
GPC distribution center transition	—	7.1	—	—	7.1
Global productivity improvement program	1.5	0.5	—	0.3	2.3
Other project costs	2.2	1.6	—	4.4	8.2
Unallocated shared costs	—	—	—	6.9	6.9
Non-cash purchase accounting adjustments	3.5	—	—	—	3.5
Salus and other	—	—	—	0.1	0.1
Adjusted EBITDA	$10.6	$40.6	$37.7	$(9.9)	$79.0
Net Sales	$316.1	$295.1	$196.6	$—	$807.8
Adjusted EBITDA margin	3.4%	13.8%	19.2%	—	9.8%

The following is a reconciliation of net income to Adjusted EBITDA for the six month periods ended April 2, 2023 and April 3, 2022 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HPC	GPC	H&G	Corporate	Consolidated
Six Month Period Ended April 2, 2023
Net (loss) income from continuing operations	$(41.8)	$53.3	$(47.0)	$(79.5)	$(115.0)
Income tax benefit	—	—	—	(46.9)	(46.9)
Interest expense	—	—	—	65.0	65.0
Depreciation	6.1	7.5	3.7	6.8	24.1
Amortization	4.2	11.0	5.7	—	20.9
EBITDA	(31.5)	71.8	(37.6)	(54.6)	(51.9)
Share based compensation	—	—	—	7.7	7.7
Tristar integration	9.7	—	—	—	9.7
HHI divestiture	—	—	—	2.9	2.9
HPC separation initiatives	—	—	—	3.5	3.5
Coevorden operations separation	—	2.7	—	—	2.7
Fiscal 2023 restructuring	2.4	2.1	—	—	4.5
Fiscal 2022 restructuring	—	—	0.2	0.4	0.6
Russia closing initiatives	2.8	—	—	—	2.8
Global ERP transformation	—	—	—	4.9	4.9
HPC brand portfolio transitions	1.4	—	—	—	1.4
Other project costs	0.2	0.9	2.1	4.6	7.8
Unallocated shared costs	—	—	—	12.5	12.5
Non-cash purchase accounting adjustments	0.9	—	—	—	0.9
Gain from contingent consideration liability	(1.5)	—	—	—	(1.5)
Impairment of equipment and operating leases	1.8	2.7	—	—	4.5
Impairment of intangible assets	19.0	—	48.0	—	67.0
Early settlement of foreign currency cash flow hedges	3.9	—	—	—	3.9
HPC product recall	1.9	—	—	—	1.9
Salus and other	0.3	3.3	0.1	1.3	5.0
Adjusted EBITDA	$11.3	$83.5	$12.8	$(16.8)	$90.8
Net Sales	$643.6	$574.3	$224.6	$—	$1,442.5
Adjusted EBITDA Margin	1.8%	14.5%	5.7%	—	6.3%
Six Month Period Ended April 3, 2022
Net income (loss) from continuing operations	$—	$30.6	$14.6	$(100.5)	$(55.3)
Income tax benefit	—	—	—	(22.8)	(22.8)
Interest expense	—	—	—	46.4	46.4
Depreciation	6.3	7.1	3.6	7.4	24.4
Amortization	9.5	11.5	5.7	—	26.7
EBITDA	15.8	49.2	23.9	(69.5)	19.4
Share based compensation	—	—	—	12.2	12.2
Tristar acquisition	14.4	—	—	—	14.4
Rejuvenate integration	—	—	7.0	—	7.0
Armitage integration	—	1.2	—	—	1.2
Omega integration	—	1.4	—	—	1.4
HHI divestiture	—	—	—	5.5	5.5
HPC separation initiatives	—	—	—	4.7	4.7
Coevorden operations separation	—	5.3	—	—	5.3
Global ERP transformation	—	—	—	6.0	6.0
GPC distribution center transition	—	19.9	—	—	19.9
Global productivity improvement program	2.1	0.7	—	1.3	4.1
Other project costs	2.2	1.6	—	6.4	10.2
Unallocated shared costs	—	—	—	13.8	13.8
Non-cash purchase accounting adjustments	3.5	—	—	—	3.5
Legal and environmental	—	—	(0.5)	—	(0.5)
Salus and other	—	—	—	0.2	0.2
Adjusted EBITDA	$38.0	$79.3	$30.4	$(19.4)	$128.3
Net sales	$695.8	$597.3	$271.9	$—	$1,565.0
Adjusted EBITDA margin	5.5%	13.3%	11.2%	—%	8.2%
`

The following is a reconciliation of net income to Adjusted EBITDA for the three month periods ended April 2, 2023 and April 3, 2022, for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HPC	GPC	H&G	Corporate	Consolidated
Three Month Period Ended April 2, 2023
Net (loss) income from continuing operations	$(37.7)	$30.2	$(39.8)	$(27.9)	$(75.2)
Income tax benefit	—	—	—	(34.0)	(34.0)
Interest expense	—	—	—	31.7	31.7
Depreciation	2.9	3.8	1.9	3.3	11.9
Amortization	2.1	5.5	2.9	—	10.5
EBITDA	(32.7)	39.5	(35.0)	(26.9)	(55.1)
Share based compensation	—	—	—	4.0	4.0
Tristar integration	4.0	—	—	—	4.0
HHI divestiture	—	—	—	1.4	1.4
HPC separation initiatives	—	—	—	1.1	1.1
Coevorden operations separation	—	1.4	—	—	1.4
Fiscal 2023 restructuring	2.4	2.1	—	—	4.5
Fiscal 2022 restructuring	—	—	—	0.1	0.1
Russia closing initiatives	(0.1)	—	—	—	(0.1)
Global ERP transformation	—	—	—	3.3	3.3
HPC brand portfolio transitions	0.5	—	—	—	0.5
Other project costs	0.1	0.2	2.1	2.2	4.6
Unallocated shared costs	—	—	—	6.3	6.3
Non-cash purchase accounting adjustments	0.5	—	—	—	0.5
Impairment of equipment and operating leases	1.5	2.7	—	—	4.2
Impairment of intangible assets	19.0	—	48.0	—	67.0
Early settlement of foreign currency cash flow hedges	1.3	—	—	—	1.3
HPC product recall	1.6	—	—	—	1.6
Other	—	0.4	—	0.2	0.6
Adjusted EBITDA	$(1.9)	$46.3	$15.1	$(8.3)	$51.2
Net Sales	$279.2	$296.7	$153.3	$—	$729.2
Adjusted EBITDA margin	(0.7)%	15.6%	9.8%	—	7.0%
Three Month Period Ended April 3, 2022
Net (loss) income from continuing operations	$(19.1)	$19.0	$30.4	$(54.9)	$(24.6)
Income tax benefit	—	—	—	(6.6)	(6.6)
Interest expense	—	—	—	24.8	24.8
Depreciation	3.2	3.6	1.8	3.6	12.2
Amortization	4.9	5.7	2.9	—	13.5
EBITDA	(11.0)	28.3	35.1	(33.1)	19.3
Share based compensation	—	—	—	6.2	6.2
Tristar acquisition	14.4	—	—	(1.7)	12.7
Rejuvenate integration	—	—	2.6	—	2.6
Armitage integration	—	0.5	—	—	0.5
Omega integration	—	0.5	—	—	0.5
HHI divestiture	—	—	—	1.2	1.2
HPC separation initiatives	—	—	—	3.0	3.0
Coevorden operations separation	—	2.1	—	—	2.1
Global ERP transformation	—	—	—	3.2	3.2
GPC distribution center transition	—	7.1	—	—	7.1
Global productivity improvement program	1.5	0.5	—	0.3	2.3
Other project costs	2.2	1.6	—	4.4	8.2
Unallocated shared costs	—	—	—	6.9	6.9
Non-cash purchase accounting adjustments	3.5	—	—	—	3.5
Adjusted EBITDA	$10.6	$40.6	$37.7	$(9.6)	$79.3
Net Sales	$316.1	$295.1	$196.6	$—	$807.8
Adjusted EBITDA margin	3.4%	13.8%	19.2%	—	9.8%

The following is a reconciliation of net income to Adjusted EBITDA for the six month periods ended April 2, 2023 and April 3, 2022, for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HPC	GPC	H&G	Corporate	Consolidated
Six Month Period Ended April 2, 2023
Net (loss) income from continuing operations	$(41.8)	$53.3	$(47.0)	$(79.5)	$(115.0)
Income tax benefit	—	—	—	(46.3)	(46.3)
Interest expense	—	—	—	65.1	65.1
Depreciation	6.1	7.5	3.7	6.8	24.1
Amortization	4.2	11.0	5.7	—	20.9
EBITDA	(31.5)	71.8	(37.6)	(53.9)	(51.2)
Share based compensation	—	—	—	7.1	7.1
Tristar acquisition and integration	9.7	—	—	—	9.7
HHI divestiture	—	—	—	2.9	2.9
HPC separation initiatives	—	—	—	3.5	3.5
Coevorden operations separation	—	2.7	—	—	2.7
Fiscal 2023 restructuring	2.4	2.1	—	—	4.5
Fiscal 2022 restructuring	—	—	0.2	0.4	0.6
Russia closing initiatives	2.8	—	—	—	2.8
Global ERP transformation	—	—	—	4.9	4.9
HPC brand portfolio transitions	1.4	—	—	—	1.4
Other project costs	0.2	0.9	2.1	4.6	7.8
Unallocated shared costs	—	—	—	12.5	12.5
Non-cash purchase accounting adjustments	0.9	—	—	—	0.9
Gain from contingent consideration liability	(1.5)	—	—	—	(1.5)
Impairment of equipment and operating leases	1.8	2.7	—	—	4.5
Impairment of intangible assets	19.0	—	48.0	—	67.0
Early settlement of foreign currency cash flow hedges	3.9	—	—	—	3.9
HPC product recalls	1.9	—	—	—	1.9
Other	0.3	3.3	0.1	1.3	5.0
Adjusted EBITDA	$11.3	$83.5	$12.8	$(16.7)	$90.9
Net sales	$643.6	$574.3	$224.6	$—	$1,442.5
Adjusted EBITDA margin	1.8%	14.5%	5.7%	—	6.3%
Six Month Period Ended April 3, 2022
Net income (loss) from continuing operations	$—	$30.6	$14.6	$(99.9)	$(54.7)
Income tax benefit	—	—	—	(22.4)	(22.4)
Interest expense	—	—	—	46.7	46.7
Depreciation	6.3	7.1	3.6	7.4	24.4
Amortization	9.5	11.5	5.7	—	26.7
EBITDA	15.8	49.2	23.9	(68.2)	20.7
Share based compensation	—	—	—	11.8	11.8
Tristar acquisition	14.4	—	—	—	14.4
Rejuvenate integration	—	—	7.0	—	7.0
Armitage integration	—	1.2	—	—	1.2
Omega integration	—	1.4	—	—	1.4
HHI divestiture	—	—	—	5.5	5.5
HPC separation initiatives	—	—	—	4.7	4.7
Coevorden operations separation	—	5.3	—	—	5.3
Global ERP transformation	—	—	—	6.0	6.0
GPC distribution center transition	—	19.9	—	—	19.9
Global productivity improvement program	2.1	0.7	—	1.3	4.1
Other project costs	2.2	1.6	—	6.4	10.2
Unallocated shared costs	—	—	—	13.8	13.8
Non-cash purchase accounting adjustments	3.5	—	—	—	3.5
Legal and environmental	—	—	(0.5)	—	(0.5)
Other	—	—	—	(0.2)	(0.2)
Adjusted EBITDA	$38.0	$79.3	$30.4	$(18.9)	$128.8
Net sales	$695.8	$597.3	$271.9	$—	$1,565.0
Adjusted EBITDA margin	5.5%	13.3%	11.2%	—	8.2%

Consolidated Results of Operations
The following is summarized consolidated results of operations for SBH for the three and six month periods ended April 2, 2023 and April 3, 2022.

(in millions, except %)	Three Month Periods Ended		Variance			Six Month Periods Ended		Variance
	April 2, 2023	April 3, 2022				April 2, 2023	April 3, 2022
Net sales	$729.2	$807.8	$(78.6)		(9.7)%	$1,442.5	$1,565.0	$(122.5)		(7.8)%
Gross profit	214.5	255.6	(41.1)		(16.1)%	416.4	474.9	(58.5)		(12.3)%
Gross profit margin	29.4%	31.6%	(220)	bps		28.9%	30.3%	(140)	bps
Operating expenses	$291.5	$263.7	$27.8		10.5%	$513.6	$506.9	$6.7		1.3%
Interest expense	31.6	24.7	6.9		27.9%	65.0	46.4	18.6		40.1%
Other non-operating expense (income), net	1.2	(0.9)	2.1		n/m	(0.3)	(0.3)	—		—%
Income tax benefit	(34.8)	(6.8)	(28.0)		411.8%	(46.9)	(22.8)	(24.1)		105.7%
Net loss from continuing operations	(75.0)	(25.1)	(49.9)		198.8%	(115.0)	(55.3)	(59.7)		108.0%
Income from discontinued operations, net of tax	21.4	41.1	(19.7)		(47.9)%	40.9	79.9	(39.0)		(48.8)%
Net (loss) income	(53.6)	16.0	(69.6)		n/m	(74.1)	24.6	(98.7)		n/m
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the three and six month periods ended April 2, 2023 and April 3, 2022, and the principal components of changes in net sales for the respective periods.

(in millions, except %)	Three Month Periods Ended		Variance		Six Month Periods Ended		Variance
	April 2, 2023	April 3, 2022			April 2, 2023	April 3, 2022
HPC	$279.2	$316.1	$(36.9)	(11.7)%	$643.6	$695.8	$(52.2)	(7.5)%
GPC	296.7	295.1	1.6	0.5%	574.3	597.3	(23.0)	(3.9)%
H&G	153.3	196.6	(43.3)	(22.0)%	224.6	271.9	(47.3)	(17.4)%
Net Sales	$729.2	$807.8	(78.6)	(9.7)%	$1,442.5	$1,565.0	(122.5)	(7.8)%

(in millions)	Three Month Periods Ended	Six Month Periods Ended
Net Sales for the period ended April 3, 2022	$807.8	$1,565.0
Increase (Decrease) in GPC	9.2	(1.5)
Decrease in HPC	(47.2)	(104.6)
Decrease in H&G	(43.3)	(47.3)
Acquisition sales	22.1	89.9
Foreign currency impact, net	(19.4)	(59.0)
Net Sales for the period ended April 2, 2023	$729.2	$1,442.5
Gross Profit. Gross profit and gross profit margin for the three and six month periods decreased primarily due to lower sales volume plus unfavorable mix from the realization of higher inventoried costs accumulated in the prior year offset by positive pricing compared to the prior year.
Operating Expenses. Operating expenses for the three and six month periods increased due to the recognition of an impairment on intangible assets of $67 million. See Note 8 - Goodwill and Intangible Assets in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail. Excluding the impairment, selling expense for the three and six month periods decreased $16.7 million and $31.7 million, respectively, from a reduction in distribution and transportation costs with improved operating effectiveness plus initiatives to reduce operating spend, with partial offset from the impairment of equipment and operating lease assets. See Note 7 - Property, Plant and Equipment in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail. General and administrative expenses for the three and six month periods decreased $19.5 million and $24.2 million, respectively, from operating spend initiatives and lower project cost towards strategic transactions and restructurings, plus a gain of $1.5 million from the remeasurement of the contingent consideration liability associated with the Tristar Business acquisition during the six month period.
Interest Expense. Interest expense for the three and six month periods increased due to a higher level of outstanding borrowings on the Revolver Facility with increased borrowing rates on variable rate debt plus an incremental $2.3 million during the six month period for the amendment to the Credit Agreement to temporarily increase the maximum consolidated total net leverage ratio during the year ending September 30, 2023. See Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.
Other Non-Operating Expense (Income), Net. Other non-operating income for the three and six month periods increased due to changes in foreign currency compared to the prior year.
Income Taxes. Our estimated annual effective tax rate was impacted for the three and six month periods by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income, certain nondeductible expenses, foreign currency impact, and foreign rates that differ from the U.S. federal statutory rate. During the three and six month periods ended April 2, 2023, the Company recorded a $16.8 million tax benefit related to the impairment of certain intangible assets.

Income From Discontinued Operations. Income or loss attributable to discontinued operations primarily reflect the income from the discontinued operations of the HHI segment. Income from discontinued operations attributable to the HHI segment decreased during the three and six month periods due to lower volumes offset by pricing increases and unfavorable mix from higher inventoried costs accumulated in the prior year. See Note 2 -Divestitures in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.

Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest. Such amount varies in relation to such a subsidiary’s net income or loss for the period and the percentage interest not owned by SBH.
SB/RH
The following is summarized consolidated results of operations for SB/RH for the three and six month periods ended April 2, 2023 and April 3, 2022:

(in millions, except %)	Three Month Periods Ended		Variance			Six Month Periods Ended		Variance
	April 2, 2023	April 3, 2022				April 2, 2023	April 3, 2022
Net sales	$729.2	$807.8	$(78.6)		(9.7)%	$1,442.5	$1,565.0	$(122.5)		(7.8)%
Gross profit	214.5	255.6	(41.1)		(16.1)%	416.4	474.9	(58.5)		(12.3)%
Gross profit margin	29.4%	31.6%	(220)	bps		28.9%	30.3%	(140)	bps
Operating expenses	$290.8	$262.9	$27.9		10.6%	$512.9	$505.7	$7.2		1.4%
Interest expense	31.7	24.8	6.9		27.8%	65.1	46.7	18.4		39.4%
Other non-operating expense (income), net	1.2	(0.9)	2.1		n/m	(0.3)	(0.4)	0.1		(25.0)%
Income tax benefit	(34.0)	(6.6)	(27.4)		415.2%	(46.3)	(22.4)	(23.9)		106.7%
Net loss from continuing operations	(75.2)	(24.6)	(50.6)		205.7%	(115.0)	(54.7)	(60.3)		110.2%
Income from discontinued operations, net of tax	21.9	41.1	(19.2)		(46.7)%	41.4	79.9	(38.5)		(48.2)%
Net (loss) income	(53.3)	16.5	(69.8)		n/m	(73.6)	25.2	(98.8)		n/m
n/m = not meaningful
The changes in SB/RH for the three and six month periods are primarily attributable to the changes in SBH previously discussed.
Segment Financial Data
Home and Personal Care

(in millions, except %)	Three Month Periods Ended		Variance			Six Month Periods Ended		Variance
	April 2, 2023	April 3, 2022				April 2, 2023	April 3, 2022
Net sales	$279.2	$316.1	$(36.9)		(11.7)%	$643.6	$695.8	$(52.2)		(7.5)%
Operating (loss) income	(37.3)	(19.8)	(17.5)		88.4%	(41.6)	0.6	(42.2)		n/m
Operating (loss) income margin	(13.4%)	(6.3%)	(710)	bps		(6.5)%	0.1%	(660)	bps
Adjusted EBITDA	$(1.9)	$10.6	$(12.5)		n/m	$11.3	$38.0	$(26.7)		(70.3)%
Adjusted EBITDA margin	(0.7)%	3.4%	(410)	bps		1.8%	5.5%	(370)	bps
n/m = not meaningful
Net sales for the three and six month periods decreased due to category decline from lower consumer demands, particularly in kitchen appliances, and continued retailer inventory management in Americas. Sales in EMEA were further impacted by unfavorable foreign currency and the Russia-Ukraine war. Organic net sales for the three month period decreased $47.2 million, or 14.9%, excluding acquisition sales of $22.1 million and unfavorable foreign currency of $11.8 million. Net sales for the six month period were further impacted by the high competitive landscape during the holiday season and closing of our Russia commercial operations. Organic net sales for the six month period decreased $104.6 million, or 15.0%, excluding acquisition sales of $89.9 million and unfavorable foreign currency of $37.5 million.
Operating loss for the three and six month periods were driven by impairment of the Power XL tradename of $19.0 million with lower adjusted EBITDA and margins driven by lower volume, the sale of higher cost inventory accumulated in the prior year and unfavorable foreign currency in EMEA, which were partially mitigated by cost savings from the reduction of operating expenses initiated in the prior year and additional actions undertaken during the second quarter.
Global Pet Care

(in millions, except %)	Three Month Periods Ended		Variance			Six Month Periods Ended		Variance
	April 2, 2023	April 3, 2022				April 2, 2023	April 3, 2022
Net sales	$296.7	$295.1	$1.6		0.5%	$574.3	$597.3	$(23.0)		(3.9)%
Operating income	30.3	19.9	10.4		52.3%	53.0	32.2	20.8		64.6%
Operating income margin	10.2%	6.7%	350	bps		9.2%	5.4%	380	bps
Adjusted EBITDA	$46.3	$40.6	$5.7		14.0%	$83.5	$79.3	$4.2		5.3%
Adjusted EBITDA margin	15.6%	13.8%	180	bps		14.5%	13.3%	120	bps
Net sales for the three month period increased due to strong growth in companion animals, including chews in Americas and dog and cat food in EMEA, partially offset by decrease in other goods and aquatic environments as compared to prior year elevated levels. Net sales were further helped by prior year price increases with new positive pricing adjustments in EMEA partially overcoming the unfavorable impact of foreign exchange rates. Organic net sales for three month period increased $9.2 million, or 3.1%, excluding unfavorable foreign currency impact of $7.6 million. Net sales for the six month period decreased due to higher retail inventory levels and unfavorable foreign exchange rates offset by pricing adjustments from the prior year. Organic net sales for the six month period decreased $1.5 million, or 0.3%, excluding unfavorable foreign currency impact of $21.5 million.
Operating income, adjusted EBITDA and margins increased due to lower distribution costs and improved fulfillment compared to prior year disruptions, positive pricing adjustments and savings from prior year cost reduction initiatives and from additional cost reduction actions in the current year offset by lower volumes and unfavorable foreign currency impact.
Home and Garden

(in millions, except %)	Three Month Periods Ended		Variance			Six Month Periods Ended		Variance
	April 2, 2023	April 3, 2022				April 2, 2023	April 3, 2022
Net sales	$153.3	$196.6	$(43.3)		(22.0)%	$224.6	$271.9	$(47.3)		(17.4)%
Operating (loss) income	(39.8)	30.4	(70.2)		n/m	(47.0)	14.7	(61.7)		n/m
Operating (loss) income margin	(26.0)%	15.5%	(4,150)	bps		(20.9)%	5.4%	(2,630)	bps
Adjusted EBITDA	$15.1	$37.7	$(22.6)		(59.9)%	$12.8	$30.4	$(17.6)		(57.9)%
Adjusted EBITDA margin	9.8%	19.2%	(940)	bps		5.7%	11.2%	(550)	bps
n/m = not meaningful
Net sales for the three and six month periods decreased due to reduction in retail inventory compared to a strong prior year inventory build ahead of the season, as well as retail inventory reduction during the quarter, partially offset by positive pricing increases. Adverse weather conditions late in the periods also negatively impacted the pest controls category POS (point of sale) and resulted in lower replenishment orders. Cleaning products sales decreased as a slow start to the spring cleaning season contributed to the POS decline in our relevant categories as well as comparison to last year inventory loads during the quarter.
Operating loss and margin for the three and six month periods decreased due to the recognition of an impairment on the Rejuvenate tradename of $48.0 million with a decrease in adjusted EBITDA and margins for the three and six month periods due to lower volumes, the realization of high inventoried costs accumulated in the prior year, and fixed cost restructuring and operational cost reductions initiated during the second half of the prior year.

Liquidity and Capital Resources
The following is a summary of the SBH and SB/RH cash flows from continuing operations for the six month periods ended April 2, 2023 and April 3, 2022, respectively.

	SBH		SB/RH
Six Month Periods Ended (in millions)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Operating activities	$148.6	$(212.2)	$138.2	$(244.6)
Investing activities	$(25.9)	$(338.6)	$(25.9)	$(338.6)
Financing activities	$(68.9)	$568.9	$(58.4)	$601.4
Cash Flows from Operating Activities
Cash flows provided by SBH's continuing operations increased $360.8 million, primarily due to the reduction of cash used towards working capital compared to the prior year, primarily with the reduced purchasing and overall reduction of inventory compared to the prior year spending and higher supply chain costs, plus a decrease in cash paid towards strategic transactions and restructuring initiatives. Cash flows provided by SB/RH continuing operations increased $382.8 million primarily due to the items previously discussed above.
Cash Flows from Investing Activities
Cash flows used in investing activities for SBH continuing operations decreased $312.7 million, primarily from the cash used in the prior year of $314.3 million for the acquisition of the Tristar Business. Cash flows used in investing activities of SB/RH decreased due to the items previously discussed.
Cash Flows from Financing Activities
Cash flows used by financing activities for continuing operations increased $637.8 million primarily due to the incremental borrowings in the prior year from the Revolver Facility and Term Loans to support the Tristar Business acquisition and working capital needs, offset by the lower treasury share repurchases. During the six month period ended April 2, 2023, the Company reduced outstanding Revolver Facility with amortizing payments on other outstanding debt of $21.7 million. Refer to Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information on debt borrowings. During the six month period ended April 2, 2023, the Company did not repurchase any treasury stock. There was no issuance of common stock, other than through the Company’s share-based compensation plans and which is recognized as a non-cash financing activity. See Note 12 – Shareholders’ Equity and Note 13 - Share Based Compensation in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. During the six month periods ended April 2, 2023 and April 3, 2022, SBH made cash dividend payments of $34.4 million, or $0.42 per share. Cash flows from financing activity of SB/RH decreased $659.8 million and is highly dependent upon the financing cash flow activities of SBH.
Liquidity Outlook
Our ability to generate cash flow from operating activities coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payments on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. We believe the negative operating cash flow recognized in the prior year is not indicative of the ongoing near-term operations of the Company and based upon our current and anticipated level of operations, existing cash balances, the anticipated proceeds from the HHI divestiture and availability under our credit facility, we expect cash flows from operations to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. It is not unusual for our business to experience negative operating cash flow during the first quarter of the fiscal year due to the operating calendar with our customers and the seasonality of our working capital. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of April 2, 2023, the Company had borrowing availability of $362.1 million, net of outstanding letters of credit, under our credit facility. Liquidity and capital resources of SB/RH are highly dependent upon the cash flow activities of SBH.
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

We may, from time to time, seek to repurchase shares of our common stock. During the three and six month periods ended April 2, 2023, the Company did not repurchase any shares. See Note 12 – Shareholders’ Equity in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. Any repurchase activity will be dependent on prevailing market conditions, liquidity requirements and other factors.
We maintain a capital structure that we believe provides us with sufficient access to credit markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. At April 2, 2023, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 5.75% Notes, due July 15, 2025; the 4.00% Notes, due October 1, 2026; the 5.00% Notes, due October 1, 2029; the 5.50% Notes due July 15, 2030; and the 3.875% Notes, due March 15, 2031. On November 17, 2022, the Company entered into the fourth amendment to the Credit Agreement to temporarily increase the maximum consolidated total net leverage ratio permitted to be no greater than 7.0 to 1.0, before returning to 6.0 to 1.0 at the earliest of (i) September 29, 2023, or (ii) 10 business days after the closing of the HHI divestiture or receipt of the related termination fee.
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
From time to time the Company enters into factoring agreements and customers' supply chain financing arrangements to provide for the sale of certain trade receivables to unrelated third-party financial institutions. The factored receivables are accounted for as a sale without recourse, and the balance of the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction, with the proceeds received recognized as an operating cash flow. Amounts received from customers for factored receivables are recognized as a payable and remitted to the factor based upon terms of the factoring agreements. The Company factored certain of its trade receivables during the three month period ending April 2, 2023. Additionally, the Company facilitates a voluntary supply chain financing program to provide certain of its suppliers with the opportunity to sell receivables due from the Company (the Company's trade payables) to an unrelated third-party financial institution under the sole discretion of the supplier and the participating financial institution. There are no guarantees provided by the Company or its subsidiaries and we do not enter into any agreements with the suppliers regarding their participation. The Company's responsibility is limited to payments on the original terms negotiated with its suppliers, regardless of whether the suppliers sell their receivables to the financial institution and continue to be recognized as accounts payable on the Company's Condensed Consolidated Balance Sheet with cash flow activity recognized as an operating cash flow.
During the three month period ended April 2, 2023, there have been no material changes to our debt obligations, lease obligations, employee benefit obligations or other contractual obligations or commercial commitments previously discussed in our Annual Report on Form 10-K for the year ended September 30, 2022, other than the increase in our operating lease liabilities due to significant lease renewal with our HPC distribution center in Redlands, CA, resulting in an obligation of of $61.8 million with a five-year term expiring in August 2028. and changes to borrowings in our revolver under the Company's Credit Agreement, which have a maturity date of June 30, 2025 and are subject to repayment or re-borrowing by the Company without penalty. See Note 9 - Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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

	Six Month Period Ended	Year Ended
(in millions)	April 2, 2023	September 30, 2022
Statements of Operations Data
Third party net sales	$902.2	$1,955.8
Intercompany net sales to non-guarantor subsidiaries	5.6	14.4
Net sales	907.8	1,970.2
Gross profit	238.7	551.2
Operating loss	(149.1)	(190.4)
Net loss from continuing operations	(176.4)	(263.2)
Net loss	(153.2)	(174.7)
Net loss attributable to controlling interest	(153.2)	(174.7)
Statements of Financial Position Data
Current Assets	$2,550.7	$2,634.4
Noncurrent Assets	2,208.3	2,169.9
Current Liabilities	1,731.7	1,634.1
Noncurrent Liabilities	3,515.1	3,423.4
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of April 2, 2023 and September 30, 2022 are as follows:

(in millions)	April 2, 2023	September 30, 2022
Statements of Financial Position Data
Current receivables from non-guarantor subsidiaries	$30.8	$8.1
Long-term receivable from non-guarantor subsidiaries	143.4	74.6
Current payable to non-guarantor subsidiaries	362.5	311.2
Long-term debt with non-guarantor subsidiaries	54.4	2.0
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
No material change in the Company’s market risk has occurred during the six month period ended April 2, 2023. For additional information, refer to Note 9 – Debt and Note 10 – Derivatives to the Condensed Consolidated Financial Statement included elsewhere in the Quarterly Report and to Part II, Items 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the six month periods ended April 2, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the six month periods ended April 2, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on November 22, 2022, and in Item 1A of our Quarterly Reports on Form 10-Q for quarterly periods subsequently filed. We believe that as of April 2, 2023, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2022, and in Item 1A of our Quarterly Reports on Form 10-Q for quarterly periods subsequently filed.
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
The following table summarizes the common stock repurchases under the previous program for the three month period ended April 2, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Approximate Dollar Value of Shares that may Yet Be Purchased
As of January 1, 2023	2,239,367	$95.72	2,239,367	$785,647,294
January 2, 2023 to January 29, 2023	—	—	—	785,647,294
January 30, 2023 to February 26, 2023	—	—	—	785,647,294
February 27, 2023 to April 2, 2023	—	—	—	785,647,294
As of April 2, 2023	2,239,367	$95.72	2,239,367	$785,647,294
Item 5.    Other Information
None
Item 6.    Exhibits
Please refer to the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2023
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2023
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