Form 10-Q
period 2023-07-02
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2023-08-11
CIK 109177, 1592706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023
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
As of August 8, 2023, there were 35,673,756 shares outstanding of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.
SB/RH Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with a reduced disclosure format as permitted by general instruction H(2).

Forward-Looking Statements
We have made or implied certain forward-looking statements in this document. All statements, other than statements of historical facts included or incorporated by reference in this document, including the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations, without limitation, statements or expectations regarding our business strategy, future operations, financial condition, estimated revenues, projected costs, inventory management, earnings power, projected synergies, prospects, plans and objectives of management, outcome of any litigation and information concerning expected actions of third parties are forward-looking statements. When used in this report, the words future, anticipate, pro forma, seek, intend, plan, envision, estimate, believe, belief, expect, project, forecast, outlook, earnings framework, goal, target, could, would, will, can, should, may and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
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
•the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring and optimization activities, including changes in inventory and distribution center changes which are complicated and involve coordination among a number of stakeholders, including our suppliers and transportation and logistics handlers;
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
•our ability to develop and successfully introduce new products, protect intellectual property and avoid infringing the intellectual property of third parties;
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
•our discretion to adopt, conduct, suspend or discontinue any share repurchase program or conduct any debt repayments, redemptions, repurchases or refinancing transactions (including our discretion to conduct purchases or repurchases, if any, in a variety of manners including open-market purchases, privately negotiated transactions, tender offers, redemptions, or otherwise);
•our ability to utilize net operating loss carry-forwards to offset tax liabilities;
•our ability to successfully integrate the February 18, 2022, acquisition of the home appliances and cookware products business from Tristar Products, Inc. (the "Tristar Business") into the Company's Home and Personal Care ("HPC") business and realize the benefits of this acquisition;
•our ability to successfully integrate the May 28, 2021 acquisition of the Rejuvenate business and tradename from For Life Products, LLC into the Company's Home & Garden ("H&G") business and realize the benefits of this acquisition;
•our ability to separate the Company's HPC business and create an independent Global Appliances business on expected terms, and within the anticipated time period, or at all, and to realize the potential benefits of such business;
•our ability to create a pure play consumer products company composed of our Global Pet Care ("GPC") and H&G business and to realize the expected benefits of such creation, and within the anticipated time period, or at all;
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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
As of July 2, 2023 and September 30, 2022
(unaudited)

(in millions)	July 2, 2023	September 30, 2022
Assets
Cash and cash equivalents	$2,930.2	$243.7
Trade receivables, net	371.0	247.4
Other receivables	100.1	95.7
Inventories	527.9	780.6
Prepaid expenses and other current assets	51.2	51.2
Current assets of business held for sale	—	1,816.7
Total current assets	3,980.4	3,235.3
Property, plant and equipment, net	274.7	263.8
Operating lease assets	116.7	82.5
Deferred charges and other	45.1	38.7
Goodwill	858.6	953.1
Intangible assets, net	1,078.9	1,202.2
Total assets	$6,354.4	$5,775.6
Liabilities and Shareholders' Equity
Current portion of long-term debt	$459.2	$12.3
Accounts payable	460.6	453.1
Accrued wages and salaries	36.3	28.4
Accrued interest	34.3	27.6
Income tax payable	606.5	15.5
Other current liabilities	186.1	187.5
Current liabilities of business held for sale	—	463.7
Total current liabilities	1,783.0	1,188.1
Long-term debt, net of current portion	1,619.2	3,144.5
Long-term operating lease liabilities	98.7	56.0
Deferred income taxes	139.6	60.1
Other long-term liabilities	154.0	57.8
Total liabilities	3,794.5	4,506.5
Commitments and contingencies (Note 16)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	1,919.7	2,032.5
Accumulated earnings	2,094.3	362.1
Accumulated other comprehensive loss, net of tax	(238.6)	(303.1)
Treasury stock	(1,217.2)	(828.8)
Total shareholders' equity	2,558.7	1,263.2
Non-controlling interest	1.2	5.9
Total equity	2,559.9	1,269.1
Total liabilities and equity	$6,354.4	$5,775.6
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Income
For the three and nine month periods ended July 2, 2023 and July 3, 2022
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except per share)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net sales	$735.5	$818.0	$2,178.1	$2,383.0
Cost of goods sold	472.0	542.0	1,498.2	1,632.1
Gross profit	263.5	276.0	679.9	750.9
Selling	137.0	161.9	401.4	457.9
General and administrative	81.1	94.3	253.4	289.3
Research and development	5.3	6.1	16.6	22.0
Impairment of goodwill	111.1	—	111.1	—
Impairment of intangible assets	53.7	—	120.7	—
Gain from remeasurement of contingent consideration liability	—	(25.0)	(1.5)	(25.0)
Total operating expenses	388.2	237.3	901.7	744.2
Operating (loss) income	(124.7)	38.7	(221.8)	6.7
Interest expense	38.9	26.0	103.9	72.4
Interest income	(5.4)	(0.1)	(5.6)	(0.5)
Other non-operating expense, net	0.1	7.8	0.1	7.9
(Loss) income from continuing operations before income taxes	(158.3)	5.0	(320.2)	(73.1)
Income tax expense (benefit)	13.9	2.0	(33.0)	(20.8)
Net (loss) income from continuing operations	(172.2)	3.0	(287.2)	(52.3)
Income from discontinued operations, net of tax	2,031.8	29.9	2,072.7	109.8
Net income	1,859.6	32.9	1,785.5	57.5
Net income from continuing operations attributable to non-controlling interest	0.2	—	0.5	—
Net income from discontinued operations attributable to non-controlling interest	0.2	0.2	0.3	0.7
Net income attributable to controlling interest	$1,859.2	$32.7	$1,784.7	$56.8
Amounts attributable to controlling interest
Net (loss) income from continuing operations attributable to controlling interest	$(172.4)	$3.0	$(287.7)	$(52.3)
Net income from discontinued operations attributable to controlling interest	2,031.6	29.7	2,072.4	109.1
Net income attributable to controlling interest	$1,859.2	$32.7	$1,784.7	$56.8
Earnings Per Share
Basic earnings per share from continuing operations	$(4.27)	$0.07	$(7.06)	$(1.28)
Basic earnings per share from discontinued operations	50.34	0.73	50.87	2.67
Basic earnings per share	$46.07	$0.80	$43.81	$1.39
Diluted earnings per share from continuing operations	$(4.27)	$0.07	$(7.06)	$(1.28)
Diluted earnings per share from discontinued operations	50.34	0.73	50.87	2.67
Diluted earnings per share	$46.07	$0.80	$43.81	$1.39
Dividend per share	$0.42	$0.42	$1.26	$1.26
Weighted Average Shares Outstanding
Basic	40.4	40.8	40.7	41.0
Diluted	40.4	41.0	40.7	41.0
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Comprehensive Income
For the three and nine month periods ended July 2, 2023 and July 3, 2022
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income	$1,859.6	$32.9	$1,785.5	$57.5
Other comprehensive income
Foreign currency translation adjustment
Foreign currency translation gain (loss)	9.8	(51.5)	97.4	(68.8)
Unrealized gain (loss) from net investment hedge	1.8	24.8	(44.6)	47.3
Foreign currency translation adjustment before tax	11.6	(26.7)	52.8	(21.5)
Deferred tax effect	(0.4)	(6.6)	12.1	(14.2)
Foreign currency translation adjustment, net	11.2	(33.3)	64.9	(35.7)
Unrealized (loss) gain on derivative instruments
Unrealized (loss) gain on hedging activity before reclassification	(9.0)	4.3	(41.4)	11.8
Net reclassification for loss (gain) to income from continuing operations	3.6	(4.9)	6.0	(8.5)
Net reclassification for loss (gain) to income from discontinued operations	2.4	(0.9)	2.3	(2.1)
Unrealized (loss) gain on hedging instruments after reclassification	(3.0)	(1.5)	(33.1)	1.2
Deferred tax effect	0.8	0.9	8.6	4.3
Net unrealized (loss) gain on hedging derivative instruments	(2.2)	(0.6)	(24.5)	5.5
Defined benefit pension (loss) gain
Defined benefit pension (loss) gain before reclassification	(1.2)	2.3	(3.3)	4.1
Net reclassification for loss to income from continuing operations	1.0	1.1	1.2	3.1
Net reclassification for gain to income from discontinued operations	(0.1)	(0.1)	(0.1)	(0.1)
Defined benefit pension (loss) gain after reclassification	(0.3)	3.3	(2.2)	7.1
Deferred tax effect	—	(0.9)	1.3	(4.4)
Net defined benefit pension (loss) gain	(0.3)	2.4	(0.9)	2.7
Deconsolidation of discontinued operations	26.1	—	26.1	—
Net change to derive comprehensive income for the period	34.8	(31.5)	65.6	(27.5)
Comprehensive income	1,894.4	1.4	1,851.1	30.0
Comprehensive (loss) income from continuing operations attributable to non-controlling interest	—	(0.1)	0.2	(0.2)
Comprehensive loss from discontinued operations attributable to non-controlling interest	(0.2)	(0.3)	—	(0.2)
Deconsolidation of discontinued operations attributable to non-controlling interest	0.7	—	0.7	—
Comprehensive income attributable to controlling interest	$1,893.9	$1.8	$1,850.2	$30.4
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the nine month period ended July 2, 2023
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2022	40.8	$0.5	$2,032.5	$362.1	$(303.1)	$(828.8)	$1,263.2	$5.9	$1,269.1
Net (loss) income from continuing operations	—	—	—	(40.3)	—	—	(40.3)	0.3	(40.0)
Income from discontinued operations, net of tax	—	—	—	19.4	—	—	19.4	0.1	19.5
Other comprehensive income, net of tax	—	—	—	—	14.2	—	14.2	0.3	14.5
Restricted stock issued and related tax withholdings	0.2	—	(25.1)	—	—	14.6	(10.5)	—	(10.5)
Share based compensation	—	—	4.1	—	—	—	4.1	—	4.1
Dividends declared	—	—	—	(17.3)	—	—	(17.3)	—	(17.3)
Balances as of January 1, 2023	41.0	0.5	2,011.5	323.9	(288.9)	(814.2)	1,232.8	6.6	1,239.4
Net (loss) income from continuing operations	—	—	—	(75.1)	—	—	(75.1)	0.1	(75.0)
Income from discontinued operations, net of tax	—	—	—	21.4	—	—	21.4	—	21.4
Other comprehensive income, net of tax	—	—	—	—	16.0	—	16.0	0.2	16.2
Share based compensation	—	—	4.7	—	—	—	4.7	—	4.7
Dividends declared	—	—	—	(17.6)	—	—	(17.6)	—	(17.6)
Balances as of April 2, 2023	41.0	0.5	2,016.2	252.6	(272.9)	(814.2)	1,182.2	6.9	1,189.1
Net (loss) income from continuing operations	—	—	—	(172.4)	—	—	(172.4)	0.2	(172.2)
Income from discontinued operations, net of tax	—	—	—	2,031.6	—	—	2,031.6	0.2	2,031.8
Deconsolidation of discontinued operations	—	—	—	—	25.4	—	25.4	(5.9)	19.5
Other comprehensive income, net of tax	—	—	—	—	8.9	—	8.9	(0.2)	8.7
Accelerated share repurchase	(5.3)	—	(100.0)	—	—	(403.8)	(503.8)	—	(503.8)
Restricted stock issued and related tax withholdings	—	—	(1.6)	—	—	0.8	(0.8)	—	(0.8)
Share based compensation	—	—	5.1	—	—	—	5.1	—	5.1
Dividends declared	—	—	—	(17.5)	—	—	(17.5)	—	(17.5)
Balances at July 2, 2023	35.7	$0.5	$1,919.7	$2,094.3	$(238.6)	$(1,217.2)	$2,558.7	$1.2	$2,559.9
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
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the nine month periods ended July 2, 2023 and July 3, 2022
(unaudited)

	Nine Month Periods Ended
(in millions)	July 2, 2023	July 3, 2022
Cash flows from operating activities
Net income	$1,785.5	$57.5
Income from discontinued operations, net of tax	2,072.7	109.8
Net loss from continuing operations	(287.2)	(52.3)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	36.2	36.6
Amortization	31.4	39.9
Share based compensation	12.5	11.4
Impairment of goodwill	111.1	—
Impairment of intangible assets	120.7	—
Impairment of property, plant and equipment and operating lease assets	8.1	—
Gain on sale of property, plant and equipment	(2.7)	—
Non-cash purchase accounting adjustments	1.4	7.8
Amortization of debt issuance costs and debt discount	5.9	5.1
Write-off of unamortized discount and debt issuance costs	8.6	—
Gain from remeasurement of contingent consideration liability	(1.5)	(25.0)
Deferred tax benefit	(120.7)	(50.4)
Net changes in operating assets and liabilities	148.7	(153.9)
Net cash provided (used) by operating activities from continuing operations	72.5	(180.8)
Net cash provided by operating activities from discontinued operations	31.8	42.4
Net cash provided (used) by operating activities	104.3	(138.4)
Cash flows from investing activities
Purchases of property, plant and equipment	(44.3)	(45.3)
Proceeds from disposal of property, plant and equipment	3.0	0.1
Proceeds from sale of discontinued operations, net of cash	4,334.7	—
Business acquisitions, net of cash acquired	—	(272.1)
Other investing activity	(0.1)	(0.1)
Net cash provided (used) by investing activities from continuing operations	4,293.3	(317.4)
Net cash used by investing activities from discontinued operations	(11.8)	(18.0)
Net cash provided (used) by investing activities	4,281.5	(335.4)
Cash flows from financing activities
Payment of debt	(1,141.1)	(9.8)
Proceeds from issuance of debt	—	775.0
Payment of debt issuance costs	(2.3)	(7.6)
Payment of contingent consideration	—	(1.9)
Treasury stock purchases	—	(134.0)
Accelerated share repurchase	(500.0)	—
Dividends paid to shareholders	(51.6)	(51.5)
Share based award tax withholding payments, net of proceeds upon vesting	(11.3)	(24.5)
Net cash (used) provided by financing activities from continuing operations	(1,706.3)	545.7
Net cash used by financing activities from discontinued operations	(0.8)	(2.7)
Net cash (used) provided by financing activities	(1,707.1)	543.0
Effect of exchange rate changes on cash and cash equivalents	7.8	(11.5)
Net change in cash, cash equivalents and restricted cash in continuing operations	2,686.5	57.7
Cash, cash equivalents, and restricted cash, beginning of period	243.7	190.0
Cash, cash equivalents, and restricted cash, end of period	$2,930.2	$247.7
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$89.2	$60.7
Cash paid for interest associated with discontinued operations	45.3	36.9
Cash paid for taxes associated with continued operations	21.6	25.3
Cash paid for taxes associated with discontinued operations	24.0	11.2
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$2.6	$1.0
Non cash financing activities
Issuance of shares through stock compensation plan	$13.9	$33.4
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Financial Position
As of July 2, 2023 and September 30, 2022
(unaudited)

(in millions)	July 2, 2023	September 30, 2022
Assets
Cash and cash equivalents	$2,929.0	$242.4
Trade receivables, net	371.0	247.4
Other receivables	190.3	183.1
Note receivable with parent	500.8	—
Inventories	527.9	780.6
Prepaid expenses and other current assets	51.2	51.2
Current assets of business held for sale	—	1,816.7
Total current assets	4,570.2	3,321.4
Property, plant and equipment, net	274.7	263.8
Operating lease assets	116.7	82.5
Deferred charges and other	45.1	38.1
Goodwill	858.6	953.1
Intangible assets, net	1,078.9	1,202.2
Total assets	$6,944.2	$5,861.1
Liabilities and Shareholder's Equity
Current portion of long-term debt	$459.2	$12.3
Accounts payable	461.1	453.3
Accrued wages and salaries	36.3	28.4
Accrued interest	34.3	27.6
Income tax payable	604.1	12.8
Other current liabilities	180.5	184.5
Note payable to parent company	8.1	—
Current liabilities of business held for sale	—	463.7
Total current liabilities	1,783.6	1,182.6
Long-term debt, net of current portion	1,619.2	3,144.5
Long-term operating lease liabilities	98.7	56.0
Deferred income taxes	359.4	279.3
Other long-term liabilities	153.8	65.6
Total liabilities	4,014.7	4,728.0
Commitments and contingencies (Note 16)
Shareholder's equity
Other capital	2,166.3	2,164.6
Accumulated earnings (deficit)	998.9	(736.0)
Accumulated other comprehensive loss, net of tax	(238.5)	(303.0)
Total shareholder's equity	2,926.7	1,125.6
Non-controlling interest	2.8	7.5
Total equity	2,929.5	1,133.1
Total liabilities and equity	$6,944.2	$5,861.1
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Income
For the three and nine month periods ended July 2, 2023 and July 3, 2022
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net sales	$735.5	$818.0	$2,178.1	$2,383.0
Cost of goods sold	472.0	542.0	1,498.2	1,632.1
Gross profit	263.5	276.0	679.9	750.9
Selling	137.0	161.9	401.4	457.9
General and administrative	80.3	93.5	251.9	287.4
Research and development	5.3	6.1	16.6	22.0
Impairment of goodwill	111.1	—	111.1	—
Impairment of intangible assets	53.7	—	120.7	—
Gain from remeasurement of contingent consideration liability	—	(25.0)	(1.5)	(25.0)
Total operating expenses	387.4	236.5	900.2	742.3
Operating (loss) income	(123.9)	39.5	(220.3)	8.6
Interest expense	38.2	26.1	103.3	72.7
Interest income	(5.4)	(0.1)	(5.6)	(0.5)
Other non-operating expense, net	0.1	7.8	0.1	7.8
(Loss) income from continuing operations before income taxes	(156.8)	5.7	(318.1)	(71.4)
Income tax expense (benefit)	17.0	2.0	(29.3)	(20.4)
Net (loss) income from continuing operations	(173.8)	3.7	(288.8)	(51.0)
Income from discontinued operations, net of tax	2,034.7	29.8	2,076.1	109.7
Net income	1,860.9	33.5	1,787.3	58.7
Net income from continuing operations attributable to non-controlling interest	0.2	—	0.5	—
Net income from discontinued operations attributable to non-controlling interest	0.2	0.2	0.3	0.7
Net income attributable to controlling interest	$1,860.5	$33.3	$1,786.5	$58.0
Amounts attributable to controlling interest
Net (loss) income from continuing operations attributable to controlling interest	$(174.0)	$3.7	$(289.3)	$(51.0)
Net income from discontinued operations attributable to controlling interest	2,034.5	29.6	2,075.8	109.0
Net income attributable to controlling interest	$1,860.5	$33.3	$1,786.5	$58.0
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Comprehensive Income
For the three and nine month periods ended July 2, 2023 and July 3, 2022
(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income	$1,860.9	$33.5	$1,787.3	$58.7
Other comprehensive income
Foreign currency translation adjustment
Foreign currency translation gain (loss)	9.8	(51.5)	97.4	(68.8)
Unrealized gain (loss) from net investment hedge	1.8	24.8	(44.6)	47.3
Foreign currency translation adjustment before tax	11.6	(26.7)	52.8	(21.5)
Deferred tax effect	(0.4)	(6.6)	12.1	(14.2)
Foreign currency translation adjustment, net	11.2	(33.3)	64.9	(35.7)
Unrealized (loss) gain on derivative instruments
Unrealized (loss) gain on hedging activity before reclassification	(9.0)	4.3	(41.4)	11.8
Net reclassification for loss (gain) to income from continuing operations	3.6	(4.9)	6.0	(8.5)
Net reclassification for loss (gain) to income from discontinued operations	2.4	(0.9)	2.3	(2.1)
Unrealized (loss) gain on hedging instruments after reclassification	(3.0)	(1.5)	(33.1)	1.2
Deferred tax effect	0.8	0.9	8.6	4.3
Net unrealized (loss) gain on hedging derivative instruments	(2.2)	(0.6)	(24.5)	5.5
Defined benefit pension (loss) gain
Defined benefit pension (loss) gain before reclassification	(1.2)	2.3	(3.3)	4.1
Net reclassification for loss to income from continuing operations	1.0	1.1	1.2	3.1
Net reclassification for gain to income from discontinued operations	(0.1)	(0.1)	(0.1)	(0.1)
Defined benefit pension (loss) gain after reclassification	(0.3)	3.3	(2.2)	7.1
Deferred tax effect	—	(0.9)	1.3	(4.4)
Net defined benefit pension (loss) gain	(0.3)	2.4	(0.9)	2.7
Deconsolidation of discontinued operations	26.1	—	26.1	—
Net change to derive comprehensive income for the period	34.8	(31.5)	65.6	(27.5)
Comprehensive income	1,895.7	2.0	1,852.9	31.2
Comprehensive (loss) income from continuing operations attributable to non-controlling interest	—	(0.1)	0.2	(0.2)
Comprehensive loss from discontinued operations attributable to non-controlling interest	(0.2)	(0.3)	—	(0.2)
Deconsolidation of discontinued operations attributable to non-controlling interest	0.7	—	0.7	—
Comprehensive income attributable to controlling interest	$1,895.2	$2.4	$1,852.0	$31.6
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder's Equity
For the nine month period ended July 2, 2023
(unaudited)

(in millions)	Other Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2022	$2,164.6	$(736.0)	$(303.0)	$1,125.6	$7.5	$1,133.1
Net (loss) income from continuing operations	—	(40.1)	—	(40.1)	0.3	(39.8)
Income from discontinued operations, net of tax	—	19.4	—	19.4	0.1	19.5
Other comprehensive income, net of tax	—	—	14.2	14.2	0.3	14.5
Restricted stock issued and related tax withholdings	(10.5)	—	—	(10.5)	—	(10.5)
Share based compensation	3.9	—	—	3.9	—	3.9
Dividends paid to parent	—	(17.1)	—	(17.1)	—	(17.1)
Balances as of January 1, 2023	2,158.0	(773.8)	(288.8)	1,095.4	8.2	1,103.6
Net (loss) income from continuing operations	—	(75.3)	—	(75.3)	0.1	(75.2)
Income from discontinued operations, net of tax	—	21.9	—	21.9	—	21.9
Other comprehensive income, net of tax	—	—	16.0	16.0	0.2	16.2
Share based compensation	4.4	—	—	4.4	—	4.4
Dividends paid to parent	—	(17.2)	—	(17.2)	—	(17.2)
Balances as of April 2, 2023	2,162.4	(844.4)	(272.8)	1,045.2	8.5	1,053.7
Net (loss) income from continuing operations	—	(174.0)	—	(174.0)	0.2	(173.8)
Income from discontinued operations, net of tax	—	2,034.5	—	2,034.5	0.2	2,034.7
Deconsolidation of discontinued operations	—	—	25.4	25.4	(5.9)	19.5
Other comprehensive income (loss), net of tax	—	—	8.9	8.9	(0.2)	8.7
Restricted stock issued and related tax withholdings	(0.8)	—	—	(0.8)	—	(0.8)
Share based compensation	4.7	—	—	4.7	—	4.7
Dividends paid to parent	—	(17.2)	—	(17.2)	—	(17.2)
Balances at July 2, 2023	$2,166.3	$998.9	$(238.5)	$2,926.7	$2.8	$2,929.5
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder's Equity
For the nine month period ended July 3, 2022
(unaudited)

(in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2021	$2,174.8	$(614.9)	$(235.2)	$1,324.7	$8.7	$1,333.4
Net loss from continuing operations	—	(30.1)	—	(30.1)	—	(30.1)
Income from discontinued operations, net of tax	—	38.4	—	38.4	0.4	38.8
Other comprehensive income, net of tax	—	—	4.0	4.0	0.1	4.1
Restricted stock issued and related tax withholdings	(24.3)	—	—	(24.3)	—	(24.3)
Share based compensation	8.2	—	—	8.2		8.2
Dividends paid to parent	—	(119.2)	—	(119.2)	—	(119.2)
Balances as of January 2, 2022	2,158.7	(725.8)	(231.2)	1,201.7	9.2	1,210.9
Net loss from continuing operations	—	(24.6)	—	(24.6)	—	(24.6)
Income from discontinued operations, net of tax	—	41.0	—	41.0	0.1	41.1
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)
Share based compensation	7.4	—	—	7.4		7.4
Dividends paid to parent	—	(41.2)	—	(41.2)	—	(41.2)
Dividends paid by subsidiary to non-controlling interest	—	—	—	—	(1.3)	(1.3)
Balances as of April 3, 2022	2,166.1	(750.6)	(231.2)	1,184.3	7.9	1,192.2
Net income from continuing operations	—	3.7	—	3.7	—	3.7
Income from discontinued operations, net of tax	—	29.6	—	29.6	0.2	29.8
Other comprehensive loss, net of tax	—	—	(31.1)	(31.1)	(0.4)	(31.5)
Share based compensation	(1.2)	—	—	(1.2)		(1.2)
Dividends paid to parent	—	(17.1)	—	(17.1)	—	(17.1)
Balances at July 3, 2022	$2,164.9	$(734.4)	$(262.3)	$1,168.2	$7.7	$1,175.9
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Cash Flows
For the nine month periods ended July 2, 2023 and July 3, 2022
(unaudited)

	Nine Month Periods Ended
(in millions)	July 2, 2023	July 3, 2022
Cash flows from operating activities
Net income	$1,787.3	$58.7
Income from discontinued operations, net of tax	2,076.1	109.7
Net loss from continuing operations	(288.8)	(51.0)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	36.2	36.6
Amortization	31.4	39.9
Share based compensation	11.4	10.7
Impairment of goodwill	111.1	—
Impairment of intangible assets	120.7	—
Impairment of property, plant and equipment and operating lease assets	8.1	—
Gain on sale of property, plant and equipment	(2.7)	—
Non-cash purchase accounting adjustments	1.4	7.8
Amortization of debt issuance costs and debt discount	5.9	5.1
Write-off of unamortized discount and debt issuance costs	8.6	—
Gain from remeasurement of contingent consideration liability	(1.5)	(25.0)
Deferred tax benefit	(117.4)	(50.0)
Net changes in operating assets and liabilities	136.9	(187.2)
Net cash provided (used) by operating activities from continuing operations	61.3	(213.1)
Net cash provided by operating activities from discontinued operations	31.8	42.3
Net cash provided (used) by operating activities	93.1	(170.8)
Cash flows from investing activities
Purchases of property, plant and equipment	(44.3)	(45.3)
Proceeds from disposal of property, plant and equipment	3.0	0.1
Proceeds from sale of discontinued operations, net of cash	4,334.7	—
Business acquisitions, net of cash acquired	—	(272.1)
Disbursement from note with Parent Company	(500.0)	—
Other investing activities	(0.1)	(0.1)
Net cash provided (used) by investing activities from continuing operations	3,793.3	(317.4)
Net cash used by investing activities from discontinued operations	(11.8)	(18.0)
Net cash provided (used) by investing activities	3,781.5	(335.4)
Cash flows from financing activities
Payment of debt	(1,141.1)	(9.8)
Proceeds from issuance of debt	—	775.0
Payment of debt issuance costs	(2.3)	(7.6)
Payment of contingent consideration	—	(1.9)
Payment of cash dividends to parent	(51.6)	(177.5)
Net cash (used) provided by financing activities from continuing operations	(1,195.0)	578.2
Net cash used by financing activities from discontinued operations	(0.8)	(2.7)
Net cash (used) provided by financing activities	(1,195.8)	575.5
Effect of exchange rate changes on cash and cash equivalents	7.8	(11.5)
Net change in cash, cash equivalents and restricted cash	2,686.6	57.8
Cash, cash equivalents, and restricted cash, beginning of period	242.4	188.3
Cash, cash equivalents, and restricted cash, end of period	$2,929.0	$246.1
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$89.2	$60.7
Cash paid for interest associated with discontinued operations	45.3	36.9
Cash paid for taxes associated with continued operations	21.6	25.3
Cash paid for taxes associated with discontinued operations	24.0	11.2
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$2.6	$1.0
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
SBH’s and SB/RH’s fiscal year ends September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three and nine month periods included within this Quarterly Report for the Company are July 2, 2023 and July 3, 2022, respectively.
Newly Adopted Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to clarify certain optional expedients in Topic 848. The adoptions did not have a material impact on the consolidated financial statements.
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

NOTE 2 – DIVESTITURES
The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the Condensed Consolidated Statements of Income for the three and nine month periods ended July 2, 2023 and July 3, 2022:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Income from discontinued operations before income taxes – HHI	$32.5	$57.9	$136.9	$188.9
Gain on sale of discontinued operations before income taxes – HHI	2,824.9	—	2,824.9	—
Loss from discontinued operations before income taxes – Other	(0.2)	(0.2)	(2.2)	(3.6)
Interest expense on corporate debt allocated to discontinued operations	15.4	11.9	49.4	33.3
Income from discontinued operations before income taxes	2,841.8	45.8	2,910.2	152.0
Income tax expense from discontinued operations	810.0	15.9	837.5	42.2
Income from discontinued operations, net of tax	2,031.8	29.9	2,072.7	109.8
Net income from discontinued operations attributable to noncontrolling interest	0.2	0.2	0.3	0.7
Net income from discontinued operations attributable to controlling interest	$2,031.6	$29.7	$2,072.4	$109.1
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
Hardware and Home Improvement ("HHI")
On September 8, 2021, the Company entered into a definitive Asset and Stock Purchase Agreement (the "Purchase Agreement") with ASSA ABLOY AB ("ASSA") to sell its HHI segment for cash proceeds of $4.3 billion, subject to customary purchase price adjustments. On June 20, 2023, the Company completed its divestiture of its HHI segment resulting in the recognition of a gain on sale of $2,824.9 million included as a component of Income From Discontinued Operations, Net of Tax. The Company's assets and liabilities associated with the HHI disposal group prior to the transaction close were classified as held for sale and the respective operations were classified as discontinued operations and reported separately during the three and nine month period ended July 2, 2023 and July 3, 2022 through the transaction close.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES (continued)
The Purchase Agreement provides ASSA to purchase the equity of certain subsidiaries of the Company, and acquire certain assets and assume certain liabilities of other subsidiaries used or held for the purpose of the HHI business. The Company and ASSA have made customary representations and warranties and have agreed to customary covenants relating to the acquisition. The Company and ASSA have agreed to indemnify each other for losses arising from certain breaches of the Purchase Agreement and for certain other matters. In particular, the Company has agreed to indemnify ASSA for certain liabilities relating to the assets retained by the Company, and ASSA has agreed to indemnify the Company for certain liabilities assumed by ASSA, in each case as described in the Purchase Agreement. The Company and ASSA have agreed to enter into related agreements ancillary to the acquisition that became effective upon the consummation of the acquisition, including a customary transition services agreement and providing for both forward and reverse transition services. The consummation of the acquisition was not subject to any financing condition.
The following table summarizes the assets and liabilities of the HHI disposal group classified as held for sale as September 30, 2022:

(in millions)	September 30, 2022
Assets
Trade Receivables	$135.5
Other receivables	6.7
Inventories	327.1
Prepaid expenses and other current assets	33.1
Property, plant and equipment, net	166.6
Operating lease assets	63.6
Deferred charges and other	11.7
Goodwill	698.6
Intangible assets, net	373.8
Total assets of business held for sale	$1,816.7
Liabilities
Current portion of long-term debt	$1.4
Accounts payable	224.7
Accrued wages and salaries	32.7
Other current liabilities	79.9
Long-term debt, net of current portion	54.6
Long-term operating lease liabilities	46.9
Deferred income taxes	10.1
Other long-term liabilities	13.4
Total liabilities of business held for sale	$463.7
The following table summarizes the components of income from discontinued operations before income taxes associated with the HHI divestiture for the three and nine month periods ended July 2, 2023 and July 3, 2022, through the transaction close date:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net sales	$296.4	$417.0	$1,042.5	$1,212.4
Cost of goods sold	203.6	284.0	701.6	797.4
Gross profit	92.8	133.0	340.9	415.0
Operating expenses	59.4	75.1	199.4	221.6
Operating income	33.4	57.9	141.5	193.4
Interest expense	0.7	0.9	2.4	2.5
Other non-operating expense (income), net	0.2	(0.9)	2.2	2.0
Income from discontinued operations before income taxes	$32.5	$57.9	$136.9	$188.9
Beginning in September 2021, the Company ceased the recognition of depreciation and amortization of long-lived assets associated with the HHI disposal group classified as held for sale. Interest expense consists of interest from debt directly attributable to HHI operations that primarily consist of interest from finance leases. No impairment loss was recognized on the assets held for sale as the purchase price of the business less estimated cost to sell is more than its carrying value. The following table presents significant non-cash items and capital expenditures of discontinued operations from the HHI divestiture for the three and nine month periods ended July 2, 2023 and July 3, 2022, through the transaction close date:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Share based compensation	$0.4	$(0.1)	$1.5	$3.9
Purchases of property, plant and equipment	3.9	5.6	11.9	18.1

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES (continued)
The Company and ASSA entered into related agreement that became effective upon the consummation of the transaction including a customary transition services agreement ("TSA") that support various shared back office administrative functions, including finance, sales and marketing, information technology, human resources, real estate and supply chain, customer service and procurement; to support both the transferred HHI operations and the continuing operations of the Company. Charges associated with TSAs are recognized as bundled service costs under a fixed fee structure by the respective service or function and also include one time pass-through charges including warehousing, freight, among others. TSA charges are settled between the Company and ASSA on a net basis. Charges to ASSA are recognized as a reduction of the respective operating expense incurred by the Company and charges from ASSA are recognized as an operating expense depending upon the function supported by ASSA. The TSA has an overall expected time period of 12 months following the close of the transaction with variability in expiration dependent upon the completed transition of the respective service or function, and may provide up to 12 additional months for a total duration of up to 24 months. During the three and nine month period ended July 2, 2023, the Company recognized a net income of $1.0 million associated with TSA charges. Additionally, the Company and ASSA will receive cash and make payments on behalf of the respective counterparty's operations as part of the shared administrative functions, resulting in cash flow being commingled with the operating cash flow of the Company. The Company recognizes a net payable or receivable with ASSA for any outstanding TSA charges and net working capital attributable to commingled cash flow. As of July 2, 2023, the Company has a net payable of $34.3 million included in Accounts Payable on the Company's Condensed Consolidated Statement of Financial Position consisting of amounts due to ASSA for estimated purchase price settlement, cash flow settlement for commingled operations and net TSA charges including amounts subject to repayment by the Company.
Further, the Company has recognized payables to ASSA related to indemnifications in accordance with the purchase agreement, primarily attributable to outstanding settlements with tax authorities and uncertain tax benefit obligations. As of July 2, 2023, the Company recognized $2.6 million, included within Other Long-Term Liabilities, on the Company’s Condensed Consolidated Statements of Financial Position.
Other
Loss from discontinued operations before income taxes – other includes incremental pre-tax loss for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreements for the sale and divestiture of the Global Batteries & Lighting ("GBL") and Global Auto Care ("GAC") divisions to Energizer Holdings, Inc. ("Energizer") during the year ended September 30, 2019. The Company and Energizer agreed to indemnify each other for losses arising from certain breaches of the acquisition agreement and for certain other matters, in each case as described in the acquisition agreements. Subsequently, effective January 2, 2020, Energizer closed its divestitures of the European based Varta® consumer battery business in the EMEA region to Varta AG and transferred all respective rights and indemnifications attributable to the Varta® consumer battery business provided by the GBL sale to Varta AG. As of July 2, 2023 and September 30, 2022, the Company recognized $25.9 million and $22.3 million, respectively, related to indemnification payables in accordance with the acquisition agreements, primarily attributable to uncertain tax benefit obligations and outstanding settlements with tax authorities that were transferred and indemnified in accordance with the acquisition agreement, including $8.9 million and $7.0 million within Other Current Liabilities, respectively, and $17.0 million and $15.3 million, within Other Long-Term Liabilities, respectively, on the Company’s Condensed Consolidated Statements of Financial Position.

NOTE 3 – RESTRUCTURING CHARGES
During the nine month period ended July 2, 2023, the Company entered into an initiative in response to the continuing pressures within the consumer products and retail markets and adjusted strategic initiatives within certain segments, resulting in the realization of headcount reductions. Total cumulative exit and disposal costs associated with the initiative were $5.3 million, with approximately $3 million of additional costs forecasted in the foreseeable future. The project costs are anticipated to be incurred through the September 30, 2023.
During the year ended September 30, 2022, the Company entered into an initiative in response to changes observed within consumer products and retail markets, continued inflationary cost pressures and headwinds, and to facilitate changes in the management structure for enabling functions of the consolidated group, resulting in the realization of headcount reductions. Total cumulative exit and disposal costs associated with the initiative were $10.5 million. As of July 2, 2023, substantially all exit and disposal costs associated, with the initiative have been recognized in the prior year with incremental costs realized during the three and nine month periods ended July 2, 2023, which were attributable to changes in timing and accruals previously recognized since the initiative was established.
During the year ended September 30, 2022, the Company initiated the exit of its in-country commercial operations in Russia, predominantly supporting the HPC segment, including costs for severance and other exit and disposal activity to close the operations. Total cumulative exit and disposal costs associated with the initiative were $1.4 million. As of July 2, 2023, substantially all exit and disposal costs associated with the initiative have been recognized.
The Company may enter into small, less significant initiatives to reduce costs and improve margins throughout the organization. Individually these activities are not substantial and occur over a shorter time period (generally less than 12 months).
The following summarizes restructuring charges for the three and nine month periods ended July 2, 2023 and July 3, 2022:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Fiscal 2023 restructuring	$0.9	$—	$5.3	$—
Fiscal 2022 restructuring	—	8.1	0.7	8.1
Russia dissolution	0.1	—	0.8	—
GPC distribution center transition	—	8.1	—	24.1
Global productivity improvement program	—	1.2	—	5.2
Other project costs	0.2	0.1	1.2	14.0
Total restructuring charges	$1.2	$17.5	$8.0	$51.4
Reported as:
Cost of goods sold	$—	$0.4	$0.7	$1.4
Selling expense	—	8.1	—	24.1
General and administrative expense	1.2	9.0	7.3	25.9

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 3 - RESTRUCTURING CHARGES (continued)

The following is a summary of restructuring charges by segment for the three and nine month periods ended July 2, 2023 and July 3, 2022.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
GPC	$0.7	$11.6	$3.7	$31.1
H&G	—	0.6	0.2	0.6
HPC	0.5	4.2	3.7	8.5
Corporate	—	1.1	0.4	11.2
Total restructuring charges	$1.2	$17.5	$8.0	$51.4
The following is a summary of restructuring charges by cost type for the three and nine month periods ended July 2, 2023 and July 3, 2022.

(in millions)	Termination Benefits	Other Costs	Total
For the three month period ended July 2, 2023	$1.1	$0.1	$1.2
For the three month period ended July 3, 2022	8.5	9.0	17.5
For the nine month period ended July 2, 2023	6.7	1.3	8.0
For the nine month period ended July 3, 2022	10.4	41.0	51.4
The following is a roll forward of the accrual for restructuring charges by cost type for the nine month period ended July 2, 2023.

(in millions)	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2022	$3.8	$0.2	$4.0
Provisions	5.7	0.1	5.8
Cash expenditures	(7.0)	(0.1)	(7.1)
Foreign currency and other	0.3	(0.1)	0.2
Accrual balance at July 2, 2023	$2.8	$0.1	$2.9

NOTE 4 – REVENUE RECOGNITION
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three and nine month periods ended July 2, 2023 and July 3, 2022, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	Three Month Period Ended July 2, 2023				Three Month Period Ended July 3, 2022
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Product Sales
NA	$167.9	$184.1	$105.4	$457.4	$191.4	$195.6	$170.2	$557.2
EMEA	88.0	—	104.2	192.2	81.1	—	93.0	174.1
LATAM	4.7	1.5	47.4	53.6	4.6	1.9	47.2	53.7
APAC	7.5	—	17.4	24.9	9.8	—	15.8	25.6
Licensing	2.8	1.0	2.0	5.8	1.9	1.0	2.6	5.5
Service and other	1.4	—	0.2	1.6	1.4	—	0.5	1.9
Total Revenue	$272.3	$186.6	$276.6	$735.5	$290.2	$198.5	$329.3	$818.0

	Nine Month Period Ended July 2, 2023				Nine Month Period Ended July 3, 2022
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Product Sales
NA	$530.1	$404.3	$391.6	$1,326.0	$561.3	$462.4	$434.3	$1,458.0
EMEA	269.0	—	340.7	609.7	270.8	—	361.5	632.3
LATAM	12.4	5.0	128.0	145.4	13.8	6.0	167.4	187.2
APAC	24.3	—	52.6	76.9	29.9	—	53.7	83.6
Licensing	7.8	2.0	6.3	16.1	7.0	1.9	7.4	16.3
Service and other	2.9	—	1.1	4.0	4.7	—	0.9	5.6
Total Revenue	$846.5	$411.3	$920.3	$2,178.1	$887.5	$470.3	$1,025.2	$2,383.0

The Company has a broad range of customers, including many large retail customers. During the three month periods ended July 2, 2023 and July 3, 2022, there were two large retail customers, each exceeding 10% of consolidated Net Sales and representing 33.4% and 34.3% of consolidated Net Sales, respectively. During the nine month periods ended July 2, 2023 and July 3, 2022, there were two large retail customers exceeding 10% of consolidated Net Sales and representing 34.3% and 33.3% of consolidated Net Sales, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 4 – REVENUE RECOGNITION (continued)
A significant portion of our product sales from our HPC segment are subject to the continued use and access to the Black & Decker ("B&D") brand through a license agreement with Stanley Black and Decker. The license agreement was renewed through June 30, 2025, including a sell-off period from April 1, 2025 to June 30, 2025 whereby the Company can continue to sell and distribute but no longer produce products subject to the license agreement. Net sales from B&D product sales consisted of $84.2 million, or 11.4% of consolidated net sales, and $102.4 million, or 12.5% of consolidated Net Sales, for the three month periods ended July 2, 2023 and July 3, 2022, respectively. Net sales from B&D product sales consisted of $256.0 million, or 11.8%, and $332.4 million, or 13.9%, of consolidated Net Sales for the nine month periods ended July 2, 2023 and July 3, 2022, respectively. All other significant brands and tradenames used in the Company’s commercial operations are directly owned and not subject to further restrictions.
In the normal course of business, the Company may allow customers to return products or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to be received. The allowance for product returns as of July 2, 2023 and September 30, 2022 was $14.0 million and $15.5 million, respectively.

NOTE 5 – RECEIVABLES AND CONCENTRATION OF CREDIT RISK
The allowance for credit losses on the Company's trade receivables as of July 2, 2023 and September 30, 2022 was $6.9 million and $7.3 million, respectively.
The Company has a broad range of customers, including many large retail customers. As of July 2, 2023 and September 30, 2022, there was two large retail customers exceeding 10% of consolidated Net Trade Receivables and representing 36.1% and 21.9% of consolidated Net Trade Receivables. respectively.
SB/RH
As of July 2, 2023, SB/RH had an outstanding note receivable from its Parent in the amount of $500.8 million, including cumulative interest, with a stated interest rate of 5.14%, due July 22, 2023. The funds were used by the Parent to repurchase common shares of SBH through the accelerated share repurchase agreement further discussed in Note 12 - Shareholder's Equity.

NOTE 6 – INVENTORIES
Inventories consist of the following:

(in millions)	July 2, 2023	September 30, 2022
Raw materials	$64.5	$72.3
Work-in-process	7.3	10.5
Finished goods	456.1	697.8
Inventories	$527.9	$780.6

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(in millions)	July 2, 2023	September 30, 2022
Land, buildings and improvements	$84.0	$75.7
Machinery, equipment and other	408.2	394.1
Finance leases	143.6	139.8
Construction in progress	71.3	54.7
Property, plant and equipment	707.1	664.3
Accumulated depreciation	(432.4)	(400.5)
Property, plant and equipment, net	$274.7	$263.8
Depreciation expense from property, plant, and equipment for the three month periods ended July 2, 2023 and July 3, 2022, was $12.1 million and $12.3 million, respectively; and for the nine month periods ended July 2, 2023 and July 3, 2022 was $36.2 million and $36.6 million, respectively.
During the three month period ended July 2, 2023, the Company completed the sale of two facilities in its EMEA region, primarily consisting of office space supporting the GPC segment, with total proceeds of $5.2 million and resulting in a gain on sale of $2.7 million, included as General and Administrative Expense on the Condensed Consolidated Statements of Income for the three and nine month period ended July 2, 2023.
During the nine month period ended July 2, 2023, the Company recognized a $2.7 million impairment charge on idle equipment associated with the early exit of a GPC warehouse lease, included as Selling Expense on the Condensed Consolidated Statements of Income for the nine month period ended July 2, 2023.
Additionally, during the three month period ended July 2, 2023, the Company recognized a $5.2 million impairment charge on a right of use operating lease asset for a GPC warehouse having a maturity date of December 2029, due to the exit of the GPC operations from the facility and the intention to sub-lease to a third-party, included as Selling Expense on the Condensed Consolidated Statements of Income for the three and nine month periods ended July 2, 2023. The partial impairment was measured using projected discounted cash flow for the facility, including an assumed sub-lease tenant, yet to be identified, at rental rates that are comparable to current market conditions.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following:

(in millions)	GPC	H&G	HPC	Total
As of September 30, 2022	$502.4	$342.6	$108.1	$953.1
Tristar Business acquisition adjustment	—	—	3.0	3.0
Impairment	—	—	(111.1)	(111.1)
Foreign currency impact	13.6	—	—	13.6
As of July 2, 2023	$516.0	$342.6	$—	$858.6
During the three month period ended July 2, 2023, the Company recognized an impairment of the HPC goodwill that was attributable to a declining trend in operating performance results, challenging retail environment with increased competition, lower distribution, and excess retail inventory levels impacting pricing and promotional spending, resulting in a reduction in actual and projected sales and margin realization within its current and forecasted cash flows and a full impairment of the identified goodwill for the HPC reporting unit and segment.
The carrying value and accumulated amortization of intangible assets are as follows:

	July 2, 2023			September 30, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$638.3	$(406.2)	$232.1	$627.8	$(373.9)	$253.9
Technology assets	75.3	(34.7)	40.6	75.3	(30.8)	44.5
Tradenames	26.1	(6.6)	19.5	10.6	(5.1)	5.5
Total amortizable intangible assets	739.7	(447.5)	292.2	713.7	(409.8)	303.9
Indefinite-lived intangible assets – tradenames	786.7	—	786.7	898.3	—	898.3
Total Intangible Assets	$1,526.4	$(447.5)	$1,078.9	$1,612.0	$(409.8)	$1,202.2
During the three month period ended July 2, 2023, the Company and H&G segment identified a triggering event for our Rejuvenate tradename attributable to a significant shift in consumer purchasing activity and retail inventory management efforts with certain retail customers within the quarter that make up a significant concentration of revenue for the brand and further reducing the anticipated near-term sales for the brand, resulting in the recognition of a $8.0 million impairment on the intangible asset. During the prior fiscal quarter, we had identified triggering events associated with the Rejuvenate tradename due to a shift in the projected timing and realization of long-term projected revenues and changes in strategic distribution opportunities, as well as a change in the amount and timing of product innovations being introduced to customers. As a result, the Company and H&G segment recognized a cumulative impairment loss of $56.0 million for the nine month period ended July 2, 2023 associated with the Rejuvenate tradename.
During the three month period ended July 2, 2023, the Company and HPC segment identified a triggering event for our PowerXL tradename intangible asset driven by the reduction in the sales from a decrease in distribution with retail customers, significant pricing adjustments and required incremental promotional spending activity resulting in a substantial shift in actual and projected future revenues for the brand, resulting in the recognition of an impairment on the intangible asset of $26.0 million. During the prior fiscal quarter, we had identified a triggering event associated with the PowerXL tradename driven by a decrease in realized sales due to the continuation of retail inventory reduction efforts, lowered consumer demand, increased competition, and adverse macro-economic factors. As a result, during the nine month period ended July 2, 2023, we recognized a cumulative impairment loss of $45.0 million associated with the PowerXL tradename. Additionally, during the three and nine month periods ended July 2, 2023, the Company and HPC segment recognized a triggering event for our George Foreman tradename due to shifts in market demand for related product categories as well as a change in the Company's brand portfolio strategy and projected utilization of the tradename going forward, resulting in the recognition of an impairment on the intangible asset of $19.7 million.
Amortization expense from the intangible assets for the three month periods ended July 2, 2023 and July 3, 2022 was $10.5 million and $13.1 million, respectively; and for the nine month periods ended July 2, 2023 and July 3, 2022 was $31.4 million and $39.9 million, respectively.
Excluding the impact of any future acquisitions, dispositions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2023	$42.4
2024	42.3
2025	39.8
2026	39.8
2027	38.7

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 9 – DEBT
Debt with external lenders consists of the following:

	July 2, 2023		September 30, 2022
(in millions)	Amount	Rate	Amount	Rate
Revolver Facility, variable rate, expiring June 30, 2025	$—	8.3%	$740.0	5.7%
Term Loan Facility, variable rate, due March 3, 2028	—	7.3%	394.0	5.2%
5.75% Notes, due July 15, 2025	450.0	5.8%	450.0	5.8%
4.00% Notes, due October 1, 2026	461.7	4.0%	417.1	4.0%
5.00% Notes, due October 1, 2029	300.0	5.0%	300.0	5.0%
5.50% Notes, due July 15, 2030	300.0	5.5%	300.0	5.5%
3.875% Notes, due March 15, 2031	500.0	3.9%	500.0	3.9%
Obligations under finance leases	89.1	5.3%	92.7	5.1%
Total Spectrum Brands, Inc. debt	2,100.8		3,193.8
Unamortized discount on debt	—		(0.8)
Debt issuance costs	(22.4)		(36.2)
Less current portion	(459.2)		(12.3)
Long-term debt, net of current portion	$1,619.2		$3,144.5
Credit Agreement
On June 20, 2023, following the close of the HHI divestiture, the Company repaid the $392.0 million outstanding balance on its term loans, which constitutes the repayment of all outstanding term loans under the Credit Agreement, (ii) repaid $470.0 million of revolving loans that were drawn under the $600.0 million initial tranche of the Revolver Facility established under the Credit Agreement (the "Initial Revolving Credit Facility Tranche"), which constitutes the repayment of all outstanding revolving loans under such tranche and (iii) repayment of $245.0 million of revolving loans that are drawn under the $500.0 million incremental tranche of the Revolver Facility established under the Credit Agreement (the "Incremental Revolving Credit Facility Tranche"), which constitutes the repayment of all outstanding revolving loans under such tranche. Further, on June 23, 2023, the Company terminated all revolving loan commitments under the Incremental Revolving Credit Facility Tranche while the revolving loan commitments under the Initial Revolving Credit Facility Tranche were not terminated. The Company recognized $8.6 million as interest expense for the three and nine month periods ended July 2, 2023 from the write-down of deferred financing costs and original issuance discount associated with the extinguishment of the Term Loan and termination of the Incremental Revolving Credit Facility Tranche. As of July 2, 2023, our Revolver Facility has a total capacity of $600 million with a borrowing availability of $586.9 million, net of outstanding letters of credit of $13.1 million.
On June 20, 2023, the Company entered into the fifth amendment to the Credit Agreement to transition from London Inter-Bank Offered Rate ("LIBOR") to Secured Overnight Financing Rate ("SOFR") borrowing rates used on borrowings from the Revolver Facility. Borrowings from the Revolver Facility are subject to adjusted SOFR plus margin ranging from 1.75% to 2.75% per annum, or base rate plus margin ranging from 0.75% to 1.75% per annum. The SOFR borrowings are subject to a 0.1% adjustment rate and a 0.75% SOFR floor.
On November 17, 2022, the Company entered into the fourth amendment to the Credit Agreement to temporarily increase the maximum consolidated total net leverage ratio permitted to be no greater than 7.0 to 1.0 before returning to 6.0 to 1.0 at the earliest of (i) September 29, 2023, or (ii) 10 business days after the closing of the HHI divestiture or receipt of the related termination fee. The Company incurred $2.3 million in connection with the fourth amendment, which has been recognized as interest expense for the nine month period ended July 2, 2023. The waiver remained in effect as of July 2, 2023 and expired 10 business days after the close of the HHI divestiture, subsequent to July 2, 2023. The maximum permitted consolidated total net leverage in subsequent periods will be 6.0 to 1.0.
Other
On June 20, 2023, the Company called the remaining $450.0 million aggregate principal amount of 5.750% Senior Notes due 2025 (the "Notes") in full at the redemption price, calculated in accordance with the indenture governing the Notes, plus accrued and unpaid interest. Subsequently, on July 20, 2023, the Company redeemed the Notes. As of July 2, 2023, the $450.0 million aggregate principal amount of the Notes were included as Current Portion of Long-Term Debt on the Condensed Consolidated Statement of Financial Position.
SB/RH
In addition to debt with external lenders, SB/RH has an outstanding loan with its Parent in the amount of $8.1 million, including cumulative interest, with a stated interest rate of 4.01%, due March 15, 2024. The outstanding loan with the Parent is subject to termination or acceleration by the Parent and is included as Current Portion of Long-Term Debt on the SB/RH Condensed Consolidated Statement of Financial Position as of July 2, 2023.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 10 – DERIVATIVES
Derivative financial instruments are used by the Company principally in the management of its foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.
Cash Flow Hedges
The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for Australian Dollars, Canadian Dollars, Euros, Japanese Yen, Mexican Pesos, Pound Sterling, or U.S. Dollars. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to inventory purchases or the sale of product. Until the purchase or sale is recognized, the fair value of the related hedge is recorded in Accumulated Other Comprehensive Income ("AOCI") and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to purchase price variance in Cost of Goods Sold or Net Sales on the Condensed Consolidated Statements of Income. At July 2, 2023, the Company had a series of foreign exchange derivative contracts outstanding through December 2024. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $13.6 million, net of tax. At July 2, 2023 and September 30, 2022, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $331.6 million and $289.5 million, respectively.
The following table summarizes the impact of designated cash flow hedges and the pre-tax gain (loss) recognized in the Condensed Consolidated Statements of Income for the three and nine month periods ended July 2, 2023 and July 3, 2022, respectively:

	Unrealized Gain (Loss) in OCI Before Reclassification		Reclassified Gain (Loss) to Continuing Operations
For the three month periods ended (in millions)	July 2, 2023	July 3, 2022	Line Item	July 2, 2023	July 3, 2022
Foreign exchange contracts	$0.2	$0.1	Net sales	$0.1	$0.1
Foreign exchange contracts	(7.7)	7.9	Cost of goods sold	(3.7)	4.8
Total	$(7.5)	$8.0		$(3.6)	$4.9

	Unrealized Gain (Loss) in OCI Before Reclassification		Reclassified Gain (Loss) to Continuing Operations
For the nine month periods ended (in millions)	July 2, 2023	July 3, 2022	Line Item	July 2, 2023	July 3, 2022
Foreign exchange contracts	$0.3	$0.2	Net sales	$0.2	$0.1
Foreign exchange contracts	(40.9)	11.8	Cost of goods sold	(6.2)	8.4
Total	$(40.6)	$12.0		$(6.0)	$8.5

Derivative Contracts Not Designated as Hedges for Accounting Purposes
The Company periodically enters into foreign exchange forward contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for, among others, Australian Dollars, Canadian Dollars, Colombian Peso, Euros, Japanese Yen, Mexican Pesos, Polish Zloty, Pounds Sterling, Singapore Dollar, Swiss Franc, Turkish Lira, or U.S. Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At July 2, 2023, the Company had a series of forward exchange contracts outstanding through March 2024. At July 2, 2023 and September 30, 2022, the Company had $583.6 million and $513.7 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.
The following summarizes the impact of derivative instruments not designated as hedges for accounting purposes on the accompanying Condensed Consolidated Statements of Income for the three and nine month periods ended July 2, 2023 and July 3, 2022, pre-tax:

		Three Month Periods Ended		Nine Month Periods Ended
(in millions)	Line Item	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Foreign exchange contracts	Other non-operating expense (income)	$(7.8)	$6.2	$(30.2)	$5.3
Fair Value of Derivative Instruments
The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	July 2, 2023	September 30, 2022
Derivative Assets
Foreign exchange contracts – designated as hedge	Other receivables	$1.0	$14.4
Foreign exchange contracts – designated as hedge	Deferred charges and other	—	0.4
Foreign exchange contracts – not designated as hedge	Other receivables	7.2	7.4
Total Derivative Assets		$8.2	$22.2
Derivative Liabilities
Foreign exchange contracts – designated as hedge	Accounts payable	$19.2	$—
Foreign exchange contracts – designated as hedge	Other long term liabilities	0.7	1.0
Foreign exchange contracts – not designated as hedge	Accounts payable	1.4	5.0
Total Derivative Liabilities		$21.3	$6.0

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 10 – DERIVATIVES (continued)
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant as of July 2, 2023.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of July 2, 2023 and September 30, 2022, there was no cash collateral outstanding and no posted standby letters of credit related to such liability positions.
Net Investment Hedge
Spectrum Brands, Inc. has €425.0 million aggregate principal amount of 4.00% Notes designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge are recognized as a component of foreign currency translation within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Expense (Income). Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of July 2, 2023, the full principal amount was designated as a net investment hedge and considered fully effective. The following summarizes the unrealized gain (loss) from the net investment hedge recognized in Other Comprehensive Income for the three and nine month periods ended July 2, 2023 and July 3, 2022, pre-tax:

	Three Month Periods Ended		Nine Month Periods Ended
Unrealized Gain (Loss) in OCI (in millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net investment hedge	$1.8	$24.8	$(44.6)	$47.3

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial instruments as of July 2, 2023 and September 30, 2022 according to the fair value hierarchy are as follows:

	July 2, 2023					September 30, 2022
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Derivative Assets	$—	$8.2	$—	$8.2	$8.2	$—	$22.2	$—	$22.2	$22.2
Derivative Liabilities	—	21.3	—	21.3	21.3	—	6.0	—	6.0	6.0
Debt	—	1,940.0	—	1,940.0	2,078.4	—	2,815.9	—	2,815.9	3,156.8
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

NOTE 12 – SHAREHOLDERS' EQUITY
Share Repurchases
On June 17, 2023, the Company’s Board of Directors approved the termination of the Company’s existing share repurchase program and the authorization of a new share repurchase program for up to $1.0 billion of Common Stock (the “Maximum Amount”). The new share repurchase program will be in effect from June 17, 2023 until the earlier of the Maximum Amount being repurchased thereunder or the suspension, termination or replacement of the program by the Company’s Board of Directors. As part of the share repurchase program, the Company has purchased treasury shares in open market purchases at market fair value along with participating in private purchases from Company employees, significant shareholders and beneficial interest owners at fair value.
On June 20, 2023, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution to repurchase an aggregate of $500 million of the Company’s common stock, par value $0.01 per share. The Company funded the share repurchases under the ASR Agreement, which are being made pursuant to the Company’s new $1.0 billion share repurchase program, with cash on-hand following the closing of the sale of the Company’s HHI segment. Pursuant to the agreement, the Company paid $500.0 million to the financial institution at inception of the agreement and took delivery of 5.3 million shares, which represented 80% of the total shares the company expected to receive based on the market price at the time of the initial delivery. The transaction was accounted for as an equity transaction. The fair value of the initial shares received of $400.0 million were recorded as a treasury stock transaction, with the remainder of $100.0 million recorded as a reduction to additional paid-in capital. Upon initial receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. Upon settlement of the ASR agreement, the financial institution may deliver additional shares, or the Company may deliver shares, with the final number of shares delivered determined with reference to the volume weighted average price per share of our common stock over the term of the agreement, less a negotiated discount. The final settlement of the transaction under the agreement is expected to occur no later than December 20, 2023.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 12 – SHAREHOLDER’S EQUITY (continued)
The following summarizes the activity of common stock repurchases for the three and nine month periods ended July 2, 2023 and July 3, 2022, excluding the recognition of a 1% excise tax on annual net share repurchases recognized as a component of Treasury Stock on the Company's Condensed Consolidated Statement of Financial Position:

	July 2, 2023			July 3, 2022
Three Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
ASR	5.3	$74.86	$400.0	—	$—	$—

	July 2, 2023			July 3, 2022
Nine Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	—	$—	$—	1.3	$97.34	$134.0
ASR	5.3	74.86	400.0	—	—	—
Total Purchases	5.3	$74.86	$400.0	1.3	$97.34	$134.0

NOTE 13 – SHARE BASED COMPENSATION
The following is a summary of share based compensation expense included in net loss from continuing operations for the three and nine month periods ended July 2, 2023 and July 3, 2022 for SBH and SB/RH, respectively.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
SBH	$4.8	$(0.7)	$12.5	$11.4
SB/RH	4.3	(1.1)	11.4	10.7
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
The following is a summary of RSU grants issued during the nine month period ended July 2, 2023:

	SBH			SB/RH
(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 12 months	0.13	$56.56	$7.2	0.10	$58.64	$5.7
Vesting in more than 12 months	0.14	50.61	7.1	0.14	50.61	7.1
Total time-based grants	0.27	53.44	14.3	0.24	53.89	12.8
Performance-based grants	0.22	50.70	13.9	0.27	50.70	14.0
Total grants	0.49	52.05	$28.2	0.51	52.18	$26.8

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The change in the components of AOCI for the nine month period ended July 2, 2023, was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2022	$(285.9)	$16.8	$(34.0)	$(303.1)
Other comprehensive income (loss) before reclassification	26.6	(25.4)	(2.3)	(1.1)
Net reclassification for (gain) loss to income from continuing operations	—	(2.5)	0.9	(1.6)
Other comprehensive income (loss) before tax	26.6	(27.9)	(1.4)	(2.7)
Deferred tax effect	8.8	7.2	1.2	17.2
Other comprehensive income (loss), net of tax	35.4	(20.7)	(0.2)	14.5
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.2	—	—	0.2
Less: other comprehensive income from discontinued operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income (loss) attributable to controlling interest	35.1	(20.7)	(0.2)	14.2
Balance at January 1, 2023	(250.8)	(3.9)	(34.2)	(288.9)
Other comprehensive income (loss) before reclassification	14.6	(7.1)	0.1	7.6
Net reclassification for loss (gain) to income from continuing operations	—	4.9	(0.7)	4.2
Net reclassification for gain to income from discontinued operations	—	(0.1)	—	(0.1)
Other comprehensive income (loss) before tax	14.6	(2.3)	(0.6)	11.7
Deferred tax effect	3.7	0.7	0.1	4.5
Other comprehensive income (loss), net of tax	18.3	(1.6)	(0.5)	16.2
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.1	—	—	0.1
Less: other comprehensive income from discontinued operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income (loss) attributable to controlling interest	18.1	(1.6)	(0.5)	16.0
Balance at April 2, 2023	(232.7)	(5.5)	(34.7)	(272.9)
Other comprehensive income (loss) before reclassification	11.6	(9.0)	(1.2)	1.4
Net reclassification for loss to income from continuing operations	—	3.6	1.0	4.6
Net reclassification for loss (gain) to income from discontinued operations	—	2.4	(0.1)	2.3
Other comprehensive income (loss) before tax	11.6	(3.0)	(0.3)	8.3
Deferred tax effect	(0.4)	0.8	—	0.4
Other comprehensive income (loss), net of tax	11.2	(2.2)	(0.3)	8.7
Deconsolidation of discontinued operations	26.6	—	(0.5)	$26.1
Net change to determine comprehensive income for the period	37.8	(2.2)	(0.8)	34.8
Less: other comprehensive loss from discontinued operations attributable to non-controlling interest	(0.2)	—	—	(0.2)
Less: Deconsolidation of discontinued operations	0.7	—	—	0.7
Other comprehensive income (loss) attributable to controlling interest	37.3	(2.2)	(0.8)	34.3
Balance at July 2, 2023	$(195.4)	$(7.7)	$(35.5)	$(238.6)
The following table presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the periods indicated:

(in millions)	Three Month Period Ended July 2, 2023				Nine Month Period Ended July 2, 2023
	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Net Sales	$—	$0.1	$—	$0.1	$—	$0.2	$—	$0.2
Cost of goods sold	—	(3.7)	—	(3.7)	—	(6.2)	—	(6.2)
Other non-operating expense (income), net	—	—	(1.0)	(1.0)	—	—	(1.2)	(1.2)
Income from discontinued operations, net of tax	(26.6)	(2.4)	0.6	(28.4)	(26.6)	(2.3)	0.6	(28.3)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)
The change in the components of AOCI for the nine month period ended July 3, 2022, was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2021	$(194.8)	$6.4	$(46.9)	$(235.3)
Other comprehensive income before reclassification	6.8	1.2	0.6	8.6
Net reclassification for (gain) loss to income from continuing operations	—	(2.1)	1.0	(1.1)
Net reclassification for gain to income from discontinued operations	—	(0.5)	—	(0.5)
Other comprehensive income (loss) before tax	6.8	(1.4)	1.6	7.0
Deferred tax effect	(4.5)	4.5	(2.9)	(2.9)
Other comprehensive income (loss), net of tax	2.3	3.1	(1.3)	4.1
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income (loss) attributable to controlling interest	2.2	3.1	(1.3)	4.0
Balance at January 2, 2022	(192.6)	9.5	(48.2)	(231.3)
Other comprehensive (loss) income before reclassification	(1.6)	6.4	1.0	5.8
Net reclassification for (gain) loss to income from continuing operations	—	(1.5)	1.0	(0.5)
Net reclassification for gain to income from discontinued operations	—	(0.7)	—	(0.7)
Other comprehensive (loss) income before tax	(1.6)	4.2	2.0	4.6
Deferred tax effect	(3.1)	(1.0)	(0.6)	(4.7)
Other comprehensive (loss) income, net of tax	(4.7)	3.2	1.4	(0.1)
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	(0.1)	—	—	(0.1)
Other comprehensive (loss) income attributable to controlling interest	(4.6)	3.2	1.4	—
Balance at April 3, 2022	(197.2)	12.7	(46.8)	(231.3)
Other comprehensive (loss) income before reclassification	(26.7)	4.3	2.3	(20.1)
Net reclassification for (gain) loss to income from continuing operations	—	(4.9)	1.1	(3.8)
Net reclassification for gain to income from discontinued operations	—	(0.9)	(0.1)	(1.0)
Other comprehensive (loss) income before tax	(26.7)	(1.5)	3.3	(24.9)
Deferred tax effect	(6.6)	0.9	(0.9)	(6.6)
Other comprehensive loss, net of tax	(33.3)	(0.6)	2.4	(31.5)
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	(0.1)	—	—	(0.1)
Less: other comprehensive loss from discontinued operations attributable to non-controlling interest	(0.3)	—	—	(0.3)
Other comprehensive (loss) income attributable to controlling interest	(32.9)	(0.6)	2.4	(31.1)
Balance at July 3, 2022	$(230.1)	$12.1	$(44.4)	$(262.4)
The following table presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the periods indicated:

(in millions)	Three Month Period Ended July 3, 2022			Nine Month Period Ended July 3, 2022
	Derivative Instruments	Defined Benefit Pension	Total	Derivative Instruments	Defined Benefit Pension	Total
Net Sales	$0.1	$—	$0.1	$0.1	$—	$0.1
Cost of goods sold	4.8	—	4.8	8.4	—	8.4
Other non-operating expense (income), net	—	(1.1)	(1.1)	—	(3.1)	(3.1)
Income from discontinued operations, net of tax	0.9	0.1	1.0	2.1	0.1	2.2

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 15 – INCOME TAXES
The effective tax rate for the three and nine month periods ended July 2, 2023 and July 3, 2022, was as follows:

	Three Month Periods Ended		Nine Month Periods Ended
Effective tax rate	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
SBH	(8.8)%	40.2%	10.3%	28.5%
SB/RH	(10.8)%	34.9%	9.2%	28.6%
The estimated annual effective tax rate applied to the three and nine month periods ended July 2, 2023, differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), certain nondeductible expenses, foreign currency impacts, state income taxes and foreign rates that differ from the U.S. federal statutory rate. During Fiscal 2023, the Company had U.S. net operating loss carryforwards ("NOL"), which did not allow it to take advantage of the foreign-derived intangible income deduction. The Company’s federal effective tax rate on GILTI was therefore 21%. During the nine month period ended July 2, 2023, the Company recorded a discrete $56.1 million tax benefit related to the impairment of goodwill and certain intangible assets.
The Company realized a U.S. taxable gain on the HHI divestiture entered into during the three month period ended July 2, 2023, which resulted in the utilization of all available U.S. federal and substantially all available U.S. state NOLs and credits. Certain NOLs could not be used due to limitations related to prior ownership changes under Section 382 of the Internal Revenue Code.
As a result of the HHI divestiture, the Company may be able to claim foreign tax credits and foreign-derived intangible income deductions in continuing operations in future periods.

As of July 2, 2023 and September 30, 2022, there was $505.7 million of U.S. federal income taxes payables and $2.7 million of U.S. federal income taxes receivable, respectively, with its parent company on the SB/RH Condensed Consolidated Statements of Financial Position, calculated as if SB/RH were a separate taxpayer.
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
As of July 2, 2023, there was an environmental remediation liability of $5.9 million, with $1.5 million included in Other Current Liabilities and $4.4 million included in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position. As of September 30, 2022, there was an environmental remediation liability of $8.8 million, with $4.7 million included in Other Current Liabilities and $4.1 million included in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations, or cash flows of the Company.
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of July 2, 2023 and September 30, 2022, the Company recognized $3.4 million in product liability, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Warranty. The Company recognizes an estimated liability for standard warranties on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $0.3 million and $0.4 million of warranty accruals as of July 2, 2023 and September 30, 2022, respectively, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position.
Product Safety Recall. During the year ended September 30, 2022, the HPC segment initiated voluntary product recalls in collaboration with the U.S. Consumer Product Safety Commission ("CPSC"), suspending sales of the affected products and issuing a stop sale with its customers. The Company has assessed the incremental costs attributable to the recall, including the anticipated returns from customers for existing retail inventory, write-off of inventory on hand, and other costs to facilitate the recall such as notification, shipping and handling, rework and destruction of affected products, as needed, and evaluated the probability of redemption. As a result, the Company recognized $6.2 million and $7.5 million as of July 2, 2023 and September 30, 2022, respectively, in Other Current Liabilities on the Consolidated Statement of Financial Position associated with the costs for the recalls. Additionally, the Company has indemnification provisions that are contractually provided by third parties for the affected products and as a result the Company has also recognized $7.1 million and $4.7 million as of July 2, 2023 and September 30, 2022, respectively, in Other Receivables on the Consolidated Statement of Financial Position related to recovery from such indemnification provisions.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 17 – SEGMENT INFORMATION
Net sales relating to the segments for the three and nine month periods ended July 2, 2023 and July 3, 2022, are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
GPC	$272.3	$290.2	$846.5	$887.5
H&G	186.6	198.5	411.3	470.3
HPC	276.6	329.3	920.3	1,025.2
Net sales	$735.5	$818.0	$2,178.1	$2,383.0
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
•Non-cash gain from the reduction in the contingent consideration liability associated with the Tristar Business acquisition in the prior year;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations, including impairments from property, plant and equipment, operating and finance leases, and goodwill and other intangible assets. See Note 7 - Property Plant and Equipment and Note 8 - Goodwill and Intangible Assets for further details;
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
•Incremental costs recognized by the HPC segment attributable to the realization of product recalls initiated in the prior year. See Note 16 - Commitments and Contingencies for further details;
•Incremental reserves for non-recurring litigation or environmental remediation activity including the proposed settlement on outstanding litigation matters at our H&G and HPC segments attributable to significant and unusual nonrecurring matters with no previous history or precedent and any subsequent changes in estimate or remeasurement realized upon settlement; and
•Other adjustments are primarily attributable to: (1) costs associated with Salus as they are not considered a component of the continuing commercial products company; (2) key executive severance related costs; and (3) insurable losses associated with hurricane damages at a key supplier of our Glofish business and loss realized from misapplied funds during the three and nine month periods ended July 2, 2023.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 17 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA for the reportable segments for SBH for the three and nine month periods ended July 2, 2023 and July 3, 2022, are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
SBH (in millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
GPC	$53.6	$40.9	$137.1	$120.2
H&G	38.6	42.8	51.4	73.1
HPC	11.4	3.6	22.7	41.6
Total segment adjusted EBITDA	103.6	87.3	211.2	234.9
Corporate	5.1	7.2	21.9	26.5
Interest expense	38.9	26.0	103.9	72.4
Depreciation	12.1	12.3	36.2	36.6
Amortization	10.5	13.1	31.4	39.9
Share and incentive based compensation	4.8	(0.7)	12.5	11.4
Tristar acquisition and integration	1.0	5.6	10.7	20.0
HHI divestiture	4.0	0.6	6.9	6.1
HPC separation initiatives	0.5	10.7	4.0	15.4
Coevorden operations separation	—	1.9	2.7	7.3
Rejuvenate integration	—	—	—	7.0
Armitage integration	—	0.1	—	1.4
Omega integration	—	0.1	—	1.5
Fiscal 2023 restructuring	0.9	—	5.3	—
Fiscal 2022 restructuring	—	8.1	0.7	8.1
Russia closing initiatives	0.2	0.4	2.9	4.0
Global ERP transformation	3.7	3.4	8.5	9.4
HPC brand portfolio transitions	0.7	0.3	2.1	0.3
GPC distribution center transition	—	8.4	—	28.3
Global productivity improvement program	—	1.2	—	5.2
Other project costs	1.2	4.1	8.9	10.7
Unallocated shared costs	5.3	7.0	18.1	20.7
Non-cash purchase accounting adjustments	0.5	4.3	1.4	7.8
Gain from remeasurement of contingent consideration liability	—	(25.0)	(1.5)	(25.0)
Impairment of equipment and operating lease assets	3.6	—	8.1	—
Impairment of goodwill	111.1	—	111.1	—
Impairment of intangible assets	53.7	—	120.7	—
Early settlement of foreign currency cash flow hedges	0.7	(8.2)	4.6	(8.2)
Legal and environmental	1.5	—	1.5	(0.5)
HPC product recall	1.9	—	3.8	—
Salus and other	—	1.4	5.0	1.7
(Loss) income from continuing operations before income taxes	$(158.3)	$5.0	$(320.2)	$(73.1)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 17 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA for reportable segments for SB/RH for the three and nine month periods ended July 2, 2023 and July 3, 2022, are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
SB/RH (in millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
GPC	$53.6	$40.9	$137.1	$120.2
H&G	38.6	42.8	51.4	73.1
HPC	11.4	3.6	22.7	41.6
Total segment adjusted EBITDA	103.6	87.3	211.2	234.9
Corporate	4.8	6.7	21.5	25.5
Interest expense	38.2	26.1	103.3	72.7
Depreciation	12.1	12.3	36.2	36.6
Amortization	10.5	13.1	31.4	39.9
Share and incentive based compensation	4.3	(1.1)	11.4	10.7
Tristar acquisition and integration	1.0	5.6	10.7	20.0
HHI divestiture	4.0	0.6	6.9	6.1
HPC separation initiatives	0.5	10.7	4.0	15.4
Coevorden operations separation	—	1.9	2.7	7.3
Rejuvenate integration	—	—	—	7.0
Armitage integration	—	0.1	—	1.4
Omega integration	—	0.1	—	1.5
Fiscal 2023 restructuring	0.9	—	5.3	—
Fiscal 2022 restructuring	—	8.1	0.7	8.1
Russia closing initiatives	0.2	0.4	2.9	4.0
Global ERP transformation	3.7	3.4	8.5	9.4
HPC brand portfolio transitions	0.7	0.3	2.1	0.3
GPC distribution center transition	—	8.4	—	28.3
Global productivity improvement program	—	1.2	—	5.2
Other project costs	1.2	4.1	8.9	10.7
Unallocated shared costs	5.3	7.0	18.1	20.7
Non-cash purchase accounting adjustments	0.5	4.3	1.4	7.8
Gain from remeasurement of contingent consideration liability	—	(25.0)	(1.5)	(25.0)
Impairment of equipment and operating lease assets	3.6	—	8.1	—
Impairment of goodwill	111.1	—	111.1	—
Impairment of intangible assets	53.7	—	120.7	—
Early settlement of foreign currency cash flow hedges	0.7	(8.2)	4.6	(8.2)
Legal and environmental	1.5	—	1.5	(0.5)
HPC product recall	1.9	—	3.8	—
Other	—	1.5	5.0	1.4
(Loss) income from continuing operations before income taxes	$(156.8)	$5.7	$(318.1)	$(71.4)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 18 – EARNINGS PER SHARE – SBH
The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and nine month periods ended July 2, 2023 and July 3, 2022, are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(in millions, except per share amounts)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Numerator
Net (loss) income from continuing operations attributable to controlling interest	$(172.4)	$3.0	$(287.7)	$(52.3)
Net income from discontinued operations attributable to controlling interest	2,031.6	29.7	2,072.4	109.1
Net income attributable to controlling interest	$1,859.2	$32.7	$1,784.7	$56.8
Denominator
Weighted average shares outstanding – basic	40.4	40.8	40.7	41.0
Dilutive shares	—	0.2	—	—
Weighted average shares outstanding – diluted	40.4	41.0	40.7	41.0
Earnings per share
Basic earnings per share from continuing operations	$(4.27)	$0.07	$(7.06)	$(1.28)
Basic earnings per share from discontinued operations	50.34	0.73	50.87	2.67
Basic earnings per share	$46.07	$0.80	$43.81	$1.39
Diluted earnings per share from continuing operations	$(4.27)	$0.07	$(7.06)	$(1.28)
Diluted earnings per share from discontinued operations	50.34	0.73	50.87	2.67
Diluted earnings per share	$46.07	$0.80	$43.81	$1.39
Weighted average number of anti-dilutive shares excluded from denominator	0.2	—	0.1	0.2

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
Business Overview
The Company is a diversified global branded consumer products company.  We manage the businesses in three vertically integrated, product-focused segments: (i) Global Pet Care (“GPC”), (ii) Home and Garden (“H&G”), and (iii) Home and Personal Care (“HPC”).  The Company manufactures, markets and/or distributes its products globally in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors. We enjoy strong name recognition in our regions under our various brands and patented technologies across multiple product categories.  Global and geographic strategic initiatives and financial objectives are determined at the corporate level.  Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and financial results for all product lines within that segment, on a global basis. The segments are supported through center-led shared service operations and enabling functions consisting of finance and accounting, information technology, legal, human resources, supply chain, and commercial operations. See Note 17 – Segment Information included in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for more information pertaining to segments of continuing operations. The following is an overview of the consolidated business, by segment, summarizing product types and brands:

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
Personal Care: Remington®
On September 8, 2021, the Company entered into a definitive Asset and Stock Purchase Agreement (the "Purchase Agreement") with ASSA ABLOY AB ("ASSA") to sell its HHI segment for cash proceeds of $4.3 billion, subject to customary purchase price adjustments. HHI consists of residential locksets and door hardware, including knobs, levers, deadbolts, handle sets, and electronic and connected locks under the Kwikset®, Weiser®, Baldwin®, Tell Manufacturing®, and EZSET® brands; kitchen and bath faucets and accessories under the Pfister® brand; and builders' hardware consisting of hinges, metal shapes, security hardware, rack and sliding door hardware, and gate hardware under the National Hardware® and FANAL® brands. On June 20, 2023, the Company completed its divestiture of its HHI segment resulting in the recognition of a gain on sale of $2,824.9 million included as a component of Income From Discontinued Operations, Net of Tax. Refer to Note 2 - Divestitures included in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further discussion pertaining the HHI divestiture.
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
•Tristar Business Acquisition - On February 18, 2022, the Company acquired 100% of the Tristar Business that includes a portfolio of home appliances and cookware products sold under the PowerXL®, Emeril, and Copper Chef® brands. The net assets and operating results of the Tristar Business are included in the Company’s condensed consolidated financial statements and reported within the HPC reporting segment for the three and nine month periods ended July 2, 2023 and July 3, 2022, effective as of the transaction date. The Company incurred incremental costs to combine and integrate the acquired business with the HPC segment, primarily towards the integration of systems and processes, merger of commercial operations and supply chain, professional fees to consolidate financial records, plus incremental retention costs for personnel supporting the transition and integration efforts. Costs attributable to the integration of the Tristar Business are projected to continue through the year ending September 30, 2023.
•HHI Divestiture - On September 8, 2021, the Company entered into a Purchase Agreement with ASSA to sell its HHI segment. On June 20, 2023, the Company completed its divestiture of its HHI segment. The operating results of the HHI divestiture are included as Income From Discontinued Operations, Net of Tax for all periods presented through the date of the divestiture, including the gain on sale from the HHI divestiture recognized during the three and nine month period ended July 2, 2023 and July 3, 2022. See Note 2 - Divestitures in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further detail. The Company has incurred incremental project costs attributable to the divestiture, consisting of legal and professional fees to effect the realization of the Purchase Agreement, preparation for separation and transition of systems and processes supporting the divested business and operations of enabling functions within a transition services agreement ("TSA"), plus incremental retention costs for personnel supporting such transition efforts. Incremental costs are expected to be incurred through the consummation of the pending transaction to support TSA processes and mitigation following the close of the sale, which are expected to be incurred for a transition period of approximately 12-24 months following the close of the transaction Transaction costs directly attributable to the close of the transaction including certain compensatory costs contingent upon the successful completion of the sale are included as a component of the gain on sale of discontinued operations.
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
•Rejuvenate Acquisition - On May 28, 2021, the Company acquired 100% of the membership interests in For Life Products, LLC ("FLP"), a manufacturer of household cleaning, maintenance, and restoration products sold under the Rejuvenate® brand. The net assets and operating results of FLP are included in the Company’s condensed consolidated financial statements and reported within the H&G reporting segment for the three and nine month periods ended July 2, 2023 and July 3, 2022. The Company incurred incremental costs to combine and integrate the acquired business with the H&G segment, primarily towards the integration of systems and processes, transfer of inventory and integration to an existing H&G distribution center, retention costs for personnel supporting transition and integration efforts. Costs attributable to the integration of the Rejuvenate business were completed in the prior year.
•Armitage Acquisition - On October 26, 2020, the Company completed the acquisition of Armitage Pet Care Ltd ("Armitage"), a pet treats and toys business in Nottingham, United Kingdom, including a portfolio of brands that include the dog treats brand, Good Boy®, cat treats brand, Meowee!®, and Wildbird® bird feed products, among others, that are predominantly sold within the United Kingdom. The net assets and results of operations of Armitage are included in the Company’s condensed consolidated financial statements and reported within the GPC reporting segment for the three and nine month periods ended July 2, 2023 and July 3, 2022. The Company incurred incremental costs to combine and integrate the acquired business with the GPC segment, primarily towards the integration of systems and processes, transfer of inventory and integration to existing GPC supply chain and distribution centers within the EMEA region, plus retention costs for personnel supporting the transition and integration efforts. Costs attributable to the integration of the Armitage business were completed in the prior year.

•Omega Acquisition - On March 10, 2020, the Company acquired Omega Sea, LLC ("Omega"), a manufacturer and marketer of premium fish foods and consumable goods for the home and commercial aquarium markets, primarily consisting of the Omega brand. The net assets and results of operations of Omega are included in the Company's condensed consolidated financial statements and reported within GPC segment for the three and nine month periods ended July 2, 2023 and July 3, 2022. The Company incurred incremental costs to combine and integrate the acquired business within the GPC segment, primarily towards the integration of systems and processes, transfer of inventory and production to an existing GPC facility, including related exit and disposal costs of the assumed leased facility, related start-up costs and operational inefficiencies attributable to the transferred production, plus retention costs for personnel supporting the transition and integration after the transaction date. Costs attributable to the integration of the Omega business were completed in the prior year.
The following is a summary of costs attributable to strategic transactions and business development costs for the respective projects during three and nine month periods ended July 2, 2023 and July 3, 2022. In addition to the initiatives discussed above, the Company regularly engages in other business development initiatives that may incur incremental costs which may not result in a realized transaction or are less significant and therefore have been separately disclosed and recognized as other project costs.

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Tristar acquisition and integration	$1.0	$5.6	$10.7	$20.0
HHI divestiture	4.0	0.6	6.9	6.1
HPC separation initiatives	0.5	10.7	4.0	15.4
Coevorden operations separation	—	1.9	2.7	7.3
Rejuvenate integration	—	—	—	7.0
Armitage integration	—	0.1	—	1.4
Omega integration	—	0.1	—	1.5
Other project costs	0.2	0.2	0.4	0.7
Total	$5.7	$19.2	$24.7	$59.4
Reported as:
Net sales	$—	$—	$—	$0.7
Cost of goods sold	—	1.5	2.7	5.0
Selling expense	5.7	13.4	22.0	49.4
General & administrative expense	—	4.3	—	4.3
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
•Fiscal 2023 Restructuring - During the nine month period ending July 2, 2023, the Company entered into an initiative in response to the continuing pressures within the consumer products and retail markets and adjusted strategic initiatives within certain segments, resulting in the realization of further of headcount reductions. Remaining costs attributable to project are expected to be approximately $3 million and anticipated to be incurred through September 30, 2023 with adjustments attributable to change in estimates, headcounts and timing of communication. See Note 3 - Restructuring Charges in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further detail on related exit or disposal costs attributable to this initiative.
•Fiscal 2022 Restructuring - During the year ended September 30, 2022, the Company entered into an initiative in response to changes observed within consumer products and retail markets, continued inflationary cost pressures and headwinds, resulting in the realization of a headcount reduction. Substantially all costs associated with the initiative had been recognized in the prior year with amounts during the nine month period ended July 2, 2023 due to change in estimates, headcounts and timing of communication. See Note 3 - Restructuring Charges in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further detail on related exit or disposal costs attributable to this initiative.
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
•HPC Brand Portfolio Transitions - In light of the acquisition of the Tristar Business and the PowerXL® brand, the Company has initiated a project within its HPC segment to assess and evaluate the current utilization of tradenames and brands across its portfolio of home and kitchen appliance products. The project will require incremental costs to facilitate potential transitions of branded product offerings on global basis, including potential investment with our supply base and retail partners to manage inventory and transition new branded products to market. Remaining costs are anticipated to be incurred through September 30, 2023.

•Russia Closing Initiative - The Company initiated the close of its in-country commercial operations in Russia, predominantly supporting the HPC segment. The Company has recognized impairment costs on working capital assets such as inventory and receivables that were not considered recoverability due to the restriction and suspension of commercial activity in Russia and has liquidated substantially all assets. The initiative is subject to exit and disposal costs for severance benefits of personnel associated with the operations, see Note 3 - Restructuring Charges in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further detail. Remaining costs primarily cost of administrative cost to dissolve the entity and are anticipated to be incurred through September 30, 2023.
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
The following is a summary of impacts to operating results attributable to restructuring initiatives and other optimization projects incurred for the respective projects during three and nine month periods ended July 2, 2023 and July 3, 2022. In addition to the projects and initiatives discussed above, the Company regularly incurs costs and engages in less significant restructuring and optimization initiatives that individually are not substantial and occur over a shorter time period (generally less than 12 months).

	Three Month Periods Ended		Nine Month Periods Ended
(in millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Fiscal 2023 restructuring	$0.9	$—	$5.3	$—
Fiscal 2022 restructuring	—	8.1	0.7	8.1
Global ERP transformation	3.7	3.4	8.5	9.4
HPC brand portfolio transitions	0.7	0.3	2.1	0.3
Russia closing initiative	0.2	—	2.9	3.6
GPC distribution center transition	—	8.4	—	28.3
Global productivity improvement program	—	1.2	—	5.2
Other project costs	1.0	4.0	8.5	10.0
Total	$6.5	$25.4	$28.0	$64.9
Reported as:
Net sales	$—	$0.3	$(1.0)	$4.2
Cost of goods sold	0.5	1.0	2.4	1.9
Selling expense	—	8.1	0.4	24.1
General & administrative expense	6.0	16.0	26.2	34.7
Financing Activity
Financing activity during and between comparable periods may have a significant impact on the comparability of financial results on the condensed consolidated financial statements.
•On June 20, 2023, following the close of the HHI divestiture, the Company paid down its outstanding term loan and all outstanding borrowings with the Revolver Facility under the Credit Agreement, and terminated the Incremental Revolving Credit Facility Tranche. The Company recognized $8.6 million as interest expense for the three and nine month periods ended July 2, 2023 from the write-down of deferred financing costs and original issuance discount.
•On November 17, 2022, the Company entered into the fourth amendment to the Credit Agreement to temporarily increase the maximum consolidated total net leverage ratio permitted to be no greater than 7.0 to 1.0 before returning to 6.0 to 1.0 at the earliest of (i) September 29, 2023, or (ii) 10 business days after the closing of the HHI divestiture or receipt of the related termination fee. The Company incurred $2.3 million in connection with the fourth amendment, which has been recognized as interest expense for the nine month period ended July 2, 2023.
See Note 9 - Debt in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for additional detail regarding debt and financing activity.
Russia-Ukraine Conflict
The impacts of the Russia-Ukraine conflict and the sanctions imposed in response to the conflict may have an impact on the Company's consolidated operations and cash flow attributable to operations and distribution within the region. The Company does not maintain a significant level of operations within Ukraine and initiated the closing of its in-country commercial operations within Russia to reduce the relative risk and exposure within the region.

Inflation and Supply Chain Constraints
The Company has experienced an inflationary environment on a global basis in the wake of the COVID-19 pandemic and supply chain constraints such as increased labor shortages, increased freight and distribution costs from transportation and logistics, higher commodity costs, rising energy pricing, and foreign currency volatility. Together with labor shortages and higher demand for talent, the current economic environment is driving higher wages. Our ability to meet labor needs, control wage and labor-related costs and minimize labor disruptions will be key to our success of operating our business and executing our business strategies. In response to inflation, our segments have taken pricing actions to address rising costs and foreign currency fluctuations to mitigate impacts to our margins. While we have seen more stability in the recent economic environment, we are unable to predict how long the current inflationary environment will continue and we expect the economic environment to remain uncertain as we navigate the current geopolitical environment, post-pandemic volatility, labor challenges, changes in supply chain and the overall current economic environment.

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
Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and impact from acquisitions (when applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rates and acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the current period net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior year.
The following is a reconciliation of reported net sales to organic net sales for the three and nine month periods ended July 2, 2023 compared to net sales for the three and nine month periods ended July 3, 2022:

Three Month Periods Ended (in millions, except %)	July 2, 2023
	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales July 3, 2022	Variance
GPC	$272.3	$(0.8)	$271.5	$—	$271.5	$290.2	$(18.7)	(6.4)%
H&G	186.6	—	186.6	—	186.6	198.5	(11.9)	(6.0)%
HPC	276.6	4.3	280.9	—	280.9	329.3	(48.4)	(14.7)%
Total	$735.5	$3.5	$739.0	$—	$739.0	$818.0	(79.0)	(9.7)%

Nine Month Periods Ended (in millions, except %)	July 2, 2023
	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales July 3, 2022	Variance
GPC	$846.5	$20.7	$867.2	$—	$867.2	$887.5	$(20.3)	(2.3)%
H&G	411.3	(0.1)	411.2	—	411.2	470.3	(59.1)	(12.6)%
HPC	920.3	41.7	962.0	(89.9)	872.1	1,025.2	(153.1)	(14.9)%
Total	$2,178.1	$62.3	$2,240.4	$(89.9)	$2,150.5	$2,383.0	(232.5)	(9.8)%

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
•Non-cash gain from the reduction in the contingent consideration liability associated with the Tristar Business acquisition in the prior year;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations, including impairments from property, plant and equipment, operating and finance leases, and goodwill and other intangible assets; See Note 7 - Property, Plant and Equipment and Note 8 - Goodwill and intangible Assets in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further details;
•Impact from the early settlement of foreign currency cash flow hedges in the prior year, resulting in subsequent assumed losses at the original stated maturities of foreign currency cash flow hedges in our EMEA region that were settled early due to changes in the Company's legal entity organizational structure and forecasted purchasing strategy of HPC finished goods inventory within the region, resulting in the recognition of excluded gains in the prior year intended to mitigate costs through the year ending September 30, 2023.
•Incremental costs recognized by the HPC segment attributable to the realization of product recalls initiated in the prior year. See Note 16 - Commitments and Contingencies in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further details;
•Incremental reserves for non-recurring litigation or environmental remediation activity, including the proposed settlement of outstanding litigation at our H&G and HPC segments attributable to significant and unusual nonrecurring matters with no previous history or precedent, and any subsequent changes in estimate or remeasurement realized upon settlement; and
•Other adjustments primarily attributable to: (1) costs associated with Salus as they are not considered a component of the continuing commercial products company; (2) key executive severance related costs; and (3) insurable losses associated with hurricane damages at a key supplier of our Glofish business and loss realized from misapplied funds during the three and nine month periods ended July 2, 2023.
Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of reported net sales for the respective period and segment.

The following is a reconciliation of net income to Adjusted EBITDA for SBH for the three month period ended July 2, 2023.

(in millions)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$38.0	$26.2	$(156.5)	$(79.9)	$(172.2)
Income tax expense	—	—	—	13.9	13.9
Interest expense	—	—	—	38.9	38.9
Depreciation	4.1	1.8	2.8	3.4	12.1
Amortization	5.6	2.8	2.1	—	10.5
EBITDA	47.7	30.8	(151.6)	(23.7)	(96.8)
Share based compensation	—	—	—	4.8	4.8
Tristar integration	—	—	1.0	—	1.0
HHI divestiture	—	—	—	4.0	4.0
HPC separation initiatives	—	—	—	0.5	0.5
Fiscal 2023 restructuring	0.5	—	0.4	—	0.9
Russia closing initiatives	—	—	0.2	—	0.2
Global ERP transformation	—	—	—	3.7	3.7
HPC brand portfolio transitions	—	—	0.7	—	0.7
Other project costs	0.2	—	0.7	0.3	1.2
Unallocated shared costs	—	—	—	5.3	5.3
Non-cash purchase accounting adjustments	—	—	0.5	—	0.5
Impairment of equipment and operating lease assets	5.2	—	(1.6)	—	3.6
Impairment of goodwill	—	—	111.1	—	111.1
Impairment of intangible assets	—	8.0	45.7	—	53.7
Early settlement of foreign currency cash flow hedges	—	—	0.7	—	0.7
Legal and environmental	—	(0.2)	1.7	—	1.5
HPC product recall	—	—	1.9	—	1.9
Adjusted EBITDA	$53.6	$38.6	$11.4	$(5.1)	$98.5
Net sales	$272.3	$186.6	$276.6	$—	$735.5
Adjusted EBITDA margin	19.7%	20.7%	4.1%	—	13.4%

The following is a reconciliation of net income to Adjusted EBITDA for SBH for the three month period ended July 3, 2022.

(in millions)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$18.8	$36.3	$12.6	$(64.7)	$3.0
Income tax expense	—	—	—	2.0	2.0
Interest expense	—	—	—	26.0	26.0
Depreciation	4.0	1.8	2.9	3.6	12.3
Amortization	5.6	2.8	4.7	—	13.1
EBITDA	28.4	40.9	20.2	(33.1)	56.4
Share based compensation	—	—	—	(0.7)	(0.7)
Tristar integration	—	—	5.6	—	5.6
Armitage integration	0.1	—	—	—	0.1
Omega integration	0.1	—	—	—	0.1
HHI divestiture	—	—	—	0.6	0.6
HPC separation initiatives	—	—	—	10.7	10.7
Coevorden operations separation	1.9	—	—	—	1.9
Fiscal 2022 restructuring	3.1	0.6	3.7	0.7	8.1
Russia closing initiatives	(1.4)	—	1.8	—	0.4
Global ERP transformation	—	—	—	3.4	3.4
HPC brand portfolio transition	—	—	0.3	—	0.3
GPC distribution center transition	8.4	—	—	—	8.4
Global productivity improvement program	0.2	—	0.5	0.5	1.2
Other project costs	0.1	—	0.4	3.6	4.1
Unallocated shared costs	—	—	—	7.0	7.0
Non-cash purchase accounting adjustments	—	—	4.3	—	4.3
Gain from remeasurement of contingent consideration liability	—	—	(25.0)	—	(25.0)
Early settlement of foreign currency cash flow hedges	—	—	(8.2)	—	(8.2)
Salus and other	—	1.3	—	0.1	1.4
Adjusted EBITDA	$40.9	$42.8	$3.6	$(7.2)	$80.1
Net sales	$290.2	$198.5	$329.3	$—	$818.0
Adjusted EBITDA margin	14.1%	21.6%	1.1%	—	9.8%

The following is a reconciliation of net income to Adjusted EBITDA for SBH for the nine month period ended July 2, 2023.

(in millions)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$91.3	$(20.8)	$(198.2)	$(159.5)	$(287.2)
Income tax benefit	—	—	—	(33.0)	(33.0)
Interest expense	—	—	—	103.9	103.9
Depreciation	11.6	5.4	9.0	10.2	36.2
Amortization	16.6	8.6	6.2	—	31.4
EBITDA	119.5	(6.8)	(183.0)	(78.4)	(148.7)
Share based compensation	—	—	—	12.5	12.5
Tristar integration	—	—	10.7	—	10.7
HHI divestiture	—	—	—	6.9	6.9
HPC separation initiatives	—	—	—	4.0	4.0
Coevorden operations separation	2.7	—	—	—	2.7
Fiscal 2023 restructuring	2.5	—	2.8	—	5.3
Fiscal 2022 restructuring	0.1	0.2	—	0.4	0.7
Russia closing initiatives	—	—	2.9	—	2.9
Global ERP transformation	—	—	—	8.5	8.5
HPC brand portfolio transitions	—	—	2.1	—	2.1
Other project costs	1.1	2.1	0.9	4.8	8.9
Unallocated shared costs	—	—	—	18.1	18.1
Non-cash purchase accounting adjustments	—	—	1.4	—	1.4
Gain from remeasurement of contingent consideration liability	—	—	(1.5)	—	(1.5)
Impairment of equipment and operating lease assets	7.9	—	0.2	—	8.1
Impairment of goodwill	—	—	111.1	—	111.1
Impairment of intangible assets	—	56.0	64.7	—	120.7
Early settlement of foreign currency cash flow hedges	—	—	4.6	—	4.6
Legal and environmental	—	(0.2)	1.7	—	1.5
HPC product recall	—	—	3.8	—	3.8
Salus and other	3.3	0.1	0.3	1.3	5.0
Adjusted EBITDA	$137.1	$51.4	$22.7	$(21.9)	$189.3
Net sales	$846.5	$411.3	$920.3	$—	$2,178.1
Adjusted EBITDA margin	16.2%	12.5%	2.5%	—	8.7%

The following is a reconciliation of net income to Adjusted EBITDA for SBH for the nine month period ended July 3, 2022.

(in millions)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$49.1	$50.7	$12.7	$(164.8)	$(52.3)
Income tax benefit	—	—	—	(20.8)	(20.8)
Interest expense	—	—	—	72.4	72.4
Depreciation	11.1	5.4	9.2	10.9	36.6
Amortization	17.1	8.6	14.2	—	39.9
EBITDA	77.3	64.7	36.1	(102.3)	75.8
Share based compensation	—	—	—	11.4	11.4
Tristar acquisition and integration	—	—	20.0	—	20.0
Rejuvenate integration	—	7.0	—	—	7.0
Armitage integration	1.4	—	—	—	1.4
Omega integration	1.5	—	—	—	1.5
HHI divestiture	—	—	—	6.1	6.1
HPC separation initiatives	—	—	—	15.4	15.4
Coevorden operations separation	7.3	—	—	—	7.3
Fiscal 2022 restructuring	3.1	0.6	3.7	0.7	8.1
Russia closing initiatives	0.2	—	3.8	—	4.0
Global ERP transformation	—	—	—	9.4	9.4
HPC brand portfolio transitions	—	—	0.3	—	0.3
GPC distribution center transition	28.3	—	—	—	28.3
Global productivity improvement program	0.9	—	2.5	1.8	5.2
Other project costs	0.2	—	0.6	9.9	10.7
Unallocated shared costs	—	—	—	20.7	20.7
Non-cash purchase accounting adjustments	—	—	7.8	—	7.8
Gain from remeasurement of contingent consideration liability	—	—	(25.0)	—	(25.0)
Early settlement of foreign currency cash flow hedges	—	—	(8.2)	—	(8.2)
Legal and environmental	—	(0.5)	—	—	(0.5)
Salus and other	—	1.3	—	0.4	1.7
Adjusted EBITDA	$120.2	$73.1	$41.6	$(26.5)	$208.4
Net sales	$887.5	$470.3	$1,025.2	$—	$2,383.0
Adjusted EBITDA margin	13.5%	15.5%	4.1%	—%	8.7%

The following is a reconciliation of net income to Adjusted EBITDA for SB/RH for the three month period ended July 2, 2023.

(in millions)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$38.0	$26.2	$(156.5)	$(81.5)	$(173.8)
Income tax expense	—	—	—	17.0	17.0
Interest expense	—	—	—	38.2	38.2
Depreciation	4.1	1.8	2.8	3.4	12.1
Amortization	5.6	2.8	2.1	—	10.5
EBITDA	47.7	30.8	(151.6)	(22.9)	(96.0)
Share based compensation	—	—	—	4.3	4.3
Tristar integration	—	—	1.0	—	1.0
HHI divestiture	—	—	—	4.0	4.0
HPC separation initiatives	—	—	—	0.5	0.5
Fiscal 2023 restructuring	0.5	—	0.4	—	0.9
Russia closing initiatives	—	—	0.2	—	0.2
Global ERP transformation	—	—	—	3.7	3.7
HPC brand portfolio transitions	—	—	0.7	—	0.7
Other project costs	0.2	—	0.7	0.3	1.2
Unallocated shared costs	—	—	—	5.3	5.3
Non-cash purchase accounting adjustments	—	—	0.5	—	0.5
Impairment of equipment and operating lease assets	5.2	—	(1.6)	—	3.6
Impairment of goodwill	—	—	111.1	—	111.1
Impairment of intangible assets	—	8.0	45.7	—	53.7
Early settlement of foreign currency cash flow hedges	—	—	0.7	—	0.7
Legal and environmental	—	(0.2)	1.7	—	1.5
HPC product recall	—	—	1.9	—	1.9
Adjusted EBITDA	$53.6	$38.6	$11.4	$(4.8)	$98.8
Net Sales	$272.3	$186.6	$276.6	$—	$735.5
Adjusted EBITDA margin	19.7%	20.7%	4.1%	—	13.4%

The following is a reconciliation of net income to Adjusted EBITDA for SB/RH for the three month period ended July 3, 2022.

(in millions)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$18.8	$36.3	$12.6	$(64.0)	$3.7
Income tax expense	—	—	—	2.0	2.0
Interest expense	—	—	—	26.1	26.1
Depreciation	4.0	1.8	2.9	3.6	12.3
Amortization	5.6	2.8	4.7	—	13.1
EBITDA	28.4	40.9	20.2	(32.3)	57.2
Share based compensation	—	—	—	(1.1)	(1.1)
Tristar acquisition	—	—	5.6	—	5.6
Armitage integration	0.1	—	—	—	0.1
Omega integration	0.1	—	—	—	0.1
HHI divestiture	—	—	—	0.6	0.6
HPC separation initiatives	—	—	—	10.7	10.7
Coevorden operations separation	1.9	—	—	—	1.9
Fiscal 2022 restructuring	3.1	0.6	3.7	0.7	8.1
Russia closing initiatives	(1.4)	—	1.8	—	0.4
Global ERP transformation	—	—	—	3.4	3.4
HPC brand portfolio transition	—	—	0.3	—	0.3
GPC distribution center transition	8.4	—	—	—	8.4
Global productivity improvement program	0.2	—	0.5	0.5	1.2
Other project costs	0.1	—	0.4	3.6	4.1
Unallocated shared costs	—	—	—	7.0	7.0
Non-cash purchase accounting adjustments	—	—	4.3	—	4.3
Gain from remeasurement of contingent consideration liability	—	—	(25.0)	—	(25.0)
Early settlement of foreign currency cash flow hedges	—	—	(8.2)	—	(8.2)
Other	—	1.3	—	0.2	1.5
Adjusted EBITDA	$40.9	$42.8	$3.6	$(6.7)	$80.6
Net Sales	$290.2	$198.5	$329.3	$—	$818.0
Adjusted EBITDA margin	14.1%	21.6%	1.1%	—%	9.9%

The following is a reconciliation of net income to Adjusted EBITDA for SB/RH for the nine month period ended July 2, 2023.

(in millions)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$91.3	$(20.8)	$(198.2)	$(161.1)	$(288.8)
Income tax benefit	—	—	—	(29.3)	(29.3)
Interest expense	—	—	—	103.3	103.3
Depreciation	11.6	5.4	9.0	10.2	36.2
Amortization	16.6	8.6	6.2	—	31.4
EBITDA	119.5	(6.8)	(183.0)	(76.9)	(147.2)
Share based compensation	—	—	—	11.4	11.4
Tristar integration	—	—	10.7	—	10.7
HHI divestiture	—	—	—	6.9	6.9
HPC separation initiatives	—	—	—	4.0	4.0
Coevorden operations separation	2.7	—	—	—	2.7
Fiscal 2023 restructuring	2.5	—	2.8	—	5.3
Fiscal 2022 restructuring	0.1	0.2	—	0.4	0.7
Russia closing initiatives	—	—	2.9	—	2.9
Global ERP transformation	—	—	—	8.5	8.5
HPC brand portfolio transitions	—	—	2.1	—	2.1
Other project costs	1.1	2.1	0.9	4.8	8.9
Unallocated shared costs	—	—	—	18.1	18.1
Non-cash purchase accounting adjustments	—	—	1.4	—	1.4
Gain from remeasurement of contingent consideration liability	—	—	(1.5)	—	(1.5)
Impairment of equipment and operating lease assets	7.9	—	0.2	—	8.1
Impairment of goodwill	—	—	111.1	—	111.1
Impairment of intangible assets	—	56.0	64.7	—	120.7
Early settlement of foreign currency cash flow hedges	—	—	4.6	—	4.6
Legal and environmental	—	(0.2)	1.7	—	1.5
HPC product recalls	—	—	3.8	—	3.8
Other	3.3	0.1	0.3	1.3	5.0
Adjusted EBITDA	$137.1	$51.4	$22.7	$(21.5)	$189.7
Net sales	$846.5	$411.3	$920.3	$—	$2,178.1
Adjusted EBITDA margin	16.2%	12.5%	2.5%	—	8.7%

The following is a reconciliation of net income to Adjusted EBITDA for SB/RH for the nine month period ended July 3, 2022.

(in millions)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$49.1	$50.7	$12.7	$(163.5)	$(51.0)
Income tax benefit	—	—	—	(20.4)	(20.4)
Interest expense	—	—	—	72.7	72.7
Depreciation	11.1	5.4	9.2	10.9	36.6
Amortization	17.1	8.6	14.2	—	39.9
EBITDA	77.3	64.7	36.1	(100.3)	77.8
Share based compensation	—	—	—	10.7	10.7
Tristar acquisition and integration	—	—	20.0	—	20.0
Rejuvenate integration	—	7.0	—	—	7.0
Armitage integration	1.4	—	—	—	1.4
Omega integration	1.5	—	—	—	1.5
HHI divestiture	—	—	—	6.1	6.1
HPC separation initiatives	—	—	—	15.4	15.4
Coevorden operations separation	7.3	—	—	—	7.3
Fiscal 2022 Restructuring	3.1	0.6	3.7	0.7	8.1
Russia closing initiatives	0.2	—	3.8	—	4.0
Global ERP transformation	—	—	—	9.4	9.4
HPC brand portfolio transitions	—	—	0.3	—	0.3
GPC distribution center transition	28.3	—	—	—	28.3
Global productivity improvement program	0.9	—	2.5	1.8	5.2
Other project costs	0.2	—	0.6	9.9	10.7
Unallocated shared costs	—	—	—	20.7	20.7
Non-cash purchase accounting adjustments	—	—	7.8	—	7.8
Gain from remeasurement of contingent consideration liability	—	—	(25.0)	—	(25.0)
Early settlement of foreign currency cash flow hedges	—	—	(8.2)	—	(8.2)
Legal and environmental	—	(0.5)	—	—	(0.5)
Other	—	1.3	—	0.1	1.4
Adjusted EBITDA	$120.2	$73.1	$41.6	$(25.5)	$209.4
Net sales	$887.5	$470.3	$1,025.2	$—	$2,383.0
Adjusted EBITDA margin	13.5%	15.5%	4.1%	—	8.8%

Consolidated Results of Operations
The following is summarized consolidated results of operations for SBH for the three and nine month periods ended July 2, 2023 and July 3, 2022.

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	July 2, 2023	July 3, 2022				July 2, 2023	July 3, 2022
Net sales	$735.5	$818.0	$(82.5)		(10.1)%	$2,178.1	$2,383.0	$(204.9)		(8.6)%
Gross profit	263.5	276.0	(12.5)		(4.5)%	679.9	750.9	(71.0)		(9.5)%
Gross profit margin	35.8%	33.7%	210	bps		31.2%	31.5%	(30)	bps
Operating expenses	$388.2	$237.3	$150.9		63.6%	$901.7	$744.2	$157.5		21.2%
Interest expense	38.9	26.0	12.9		49.6%	103.9	72.4	31.5		43.5%
Interest income	(5.4)	(0.1)	(5.3)		n/m	(5.6)	(0.5)	(5.1)		n/m
Other non-operating expense, net	0.1	7.8	(7.7)		n/m	0.1	7.9	(7.8)		(98.7)%
Income tax expense (benefit)	13.9	2.0	11.9		595.0%	(33.0)	(20.8)	(12.2)		58.7%
Net (loss) income from continuing operations	(172.2)	3.0	(175.2)		n/m	(287.2)	(52.3)	(234.9)		449.1%
Income from discontinued operations, net of tax	2,031.8	29.9	2,001.9		n/m	2,072.7	109.8	1,962.9		n/m
Net income	1,859.6	32.9	1,826.7		n/m	1,785.5	57.5	1,728.0		n/m
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the three and nine month periods ended July 2, 2023 and July 3, 2022, and the principal components of changes in net sales for the respective periods.

(in millions, except %)	Three Month Periods Ended		Variance		Nine Month Periods Ended		Variance
	July 2, 2023	July 3, 2022			July 2, 2023	July 3, 2022
GPC	$272.3	$290.2	$(17.9)	(6.2)%	$846.5	$887.5	$(41.0)	(4.6)%
H&G	186.6	198.5	(11.9)	(6.0)%	411.3	470.3	(59.0)	(12.5)%
HPC	276.6	329.3	(52.7)	(16.0)%	920.3	1,025.2	(104.9)	(10.2)%
Net Sales	$735.5	$818.0	(82.5)	(10.1)%	$2,178.1	$2,383.0	(204.9)	(8.6)%

(in millions)	Three Month Periods Ended	Nine Month Periods Ended
Net Sales for the period ended July 3, 2022	$818.0	$2,383.0
Decrease in GPC	(18.7)	(20.3)
Decrease in H&G	(11.9)	(59.1)
Decrease in HPC	(48.4)	(153.1)
Acquisition sales	—	89.9
Foreign currency impact, net	(3.5)	(62.3)
Net Sales for the period ended July 2, 2023	$735.5	$2,178.1
Gross Profit. Gross profit for the three month period decreased primarily due to lower sales volume and profit margin increased from positive pricing adjustments, cost improvements and favorable mix. Gross profit and gross profit margin for the nine month period decreased primarily due to lower sales volume plus unfavorable mix from the realization of higher inventoried costs accumulated in the prior year partially offset by positive pricing compared to the prior year.
Operating Expenses. Operating expenses for the three and nine month period increased due to the recognition of an impairment of goodwill with the HPC segment of $111.1 million, impairment of intangible assets of $53.7 million and $120.7 million for the three and nine month periods, respectively, with lower sales volumes reducing selling costs offset by operating savings and restructuring initiatives, plus a prior year gain from remeasurement of a million gain contingency of $25.0 million associated with the Tristar Business acquisition. See Note 8 - Goodwill and Intangible Assets in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail. Excluding the impairments, selling expense for the three and nine month periods decreased $24.9 million and $56.5 million, respectively, from a reduction in distribution and transportation costs with improved operating effectiveness plus initiatives to reduce operating spend, with partial offset from an impairment of equipment and operating lease assets. See Note 7 - Property, Plant and Equipment in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail. General and administrative expenses for the three and nine month periods decreased $13.2 million and $35.9 million, respectively, from operating spend initiatives and lower project cost towards strategic transactions and restructurings.
Interest Expense. Interest expense for the three and nine month periods increased due to a higher level of outstanding borrowings on the Revolver Facility during the periods with increased borrowing rates on variable rate debt plus additional costs for the amendment to the Credit Agreement to temporarily increase the maximum consolidated total net leverage ratio and write-off of deferred financing costs and original issuance discount with the extinguishment of the Term Loans and termination of the Incremental Revolving Credit Facility Tranche. See Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.
Interest Income. Interest income for the three and nine month periods increased due to interest realized on the cash proceeds received from the closing of the HHI divestiture. See Note 2 - Divestitures in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail. Proceeds received from the HHI Divestiture not used towards the pay down of debt or repurchase of stock are being temporarily held in various deposits and investments.

Other Non-Operating Expense (Income), Net. Other non-operating income for the three and nine month periods increased due to changes in foreign currency compared to the prior year.
Income Taxes. Our estimated annual effective tax rate was impacted for the three and nine month periods by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income, certain nondeductible expenses, foreign currency impact, state income taxes and foreign rates that differ from the U.S. federal statutory rate. During the three and nine month periods ended July 2, 2023, the Company recorded a $56.1 million tax benefit related to the impairment of goodwill and certain intangible assets.

Income From Discontinued Operations. Income or loss attributable to discontinued operations primarily reflect the income from the discontinued operations of the HHI segment and the resulting gain on sale from the completion of the HHI Divestiture during the three and nine month period ended July 2, 2023. Income from discontinued operations attributable to the HHI segment increased during the three and nine month periods due the resulting gain on sale from the HHI divestiture offset by lower operating income from the HHI segment prior to disposition due to lower volumes offset by pricing increases and unfavorable mix from higher inventoried costs accumulated in the prior year. See Note 2 -Divestitures in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.
Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest. Such amount varies in relation to such a subsidiary’s net income or loss for the period and the percentage interest not owned by SBH.
SB/RH
The following is summarized consolidated results of operations for SB/RH for the three and nine month periods ended July 2, 2023 and July 3, 2022:

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	July 2, 2023	July 3, 2022				July 2, 2023	July 3, 2022
Net sales	$735.5	$818.0	$(82.5)		(10.1)%	$2,178.1	$2,383.0	$(204.9)		(8.6)%
Gross profit	263.5	276.0	(12.5)		(4.5)%	679.9	750.9	(71.0)		(9.5)%
Gross profit margin	35.8%	33.7%	210	bps		31.2%	31.5%	(30)	bps
Operating expenses	$387.4	$236.5	$150.9		63.8%	$900.2	$742.3	$157.9		21.3%
Interest expense	38.2	26.1	12.1		46.4%	103.3	72.7	30.6		42.1%
Interest income	(5.4)	(0.1)	(5.3)		n/m	(5.6)	(0.5)	(5.1)		n/m
Other non-operating expense, net	0.1	7.8	(7.7)		n/m	0.1	7.8	(7.7)		(98.7)%
Income tax expense (benefit)	17.0	2.0	15.0		750.0%	(29.3)	(20.4)	(8.9)		43.6%
Net (loss) income from continuing operations	(173.8)	3.7	(177.5)		n/m	(288.8)	(51.0)	(237.8)		466.3%
Income from discontinued operations, net of tax	2,034.7	29.8	2,004.9		n/m	2,076.1	109.7	1,966.4		n/m
Net income	1,860.9	33.5	1,827.4		n/m	1,787.3	58.7	1,728.6		n/m
n/m = not meaningful
The changes in SB/RH for the three and nine month periods are primarily attributable to the changes in SBH previously discussed.
Segment Financial Data
Global Pet Care

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	July 2, 2023	July 3, 2022				July 2, 2023	July 3, 2022
Net sales	$272.3	$290.2	$(17.9)		(6.2)%	$846.5	$887.5	$(41.0)		(4.6)%
Operating income	38.2	19.9	18.3		92.0%	91.2	52.1	39.1		75.0%
Operating income margin	14.0%	6.9%	710	bps		10.8%	5.9%	490	bps
Adjusted EBITDA	$53.6	$40.9	$12.7		31.1%	$137.1	$120.2	$16.9		14.1%
Adjusted EBITDA margin	19.7%	14.1%	560	bps		16.2%	13.5%	270	bps
Net sales for the three month period decreased due to continued softness in the aquatics category across all regions, especially in the subcategory of equipment and environments. Companion animals category grew in EMEA and LATAM regions but declined in North America due to aggressive portfolio management which resulted in the decision to exit several non-strategic categories. Sales in EMEA increased due to growth in companion animal category driven by strong growth in dog and cat food. Net sales were helped by prior year price increases and new positive pricing adjustments in EMEA. Organic net sales for three month period decreased $18.7 million, or 6.4%, excluding favorable foreign currency impact of $0.8 million. Net sales for the nine month period decreased due to reduction in aquatics sales, higher retail inventory levels earlier in the year and unfavorable foreign exchange rates offset by pricing adjustments. Organic net sales for the nine month period decreased $20.3 million, or 2.3%, excluding unfavorable foreign currency impact of $20.7 million.
Operating income, adjusted EBITDA and margins increased due to lower distribution costs and improved fulfillment compared to prior year disruptions, positive pricing adjustments, savings from prior year cost reduction initiatives and additional cost reduction actions in the current year. Operating income and adjusted EBITDA were further benefited by a one-time gain on sale of property of $2.7 million from the sale of buildings within the EMEA region.
Home and Garden

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	July 2, 2023	July 3, 2022				July 2, 2023	July 3, 2022
Net sales	$186.6	$198.5	$(11.9)		(6.0)%	$411.3	$470.3	$(59.0)		(12.5)%
Operating income (loss)	26.2	36.2	(10.0)		(27.6)%	(20.8)	50.8	(71.6)		n/m
Operating income (loss) margin	14.0%	18.2%	(420)	bps		(5.1)%	10.8%	(1,590)	bps
Adjusted EBITDA	$38.6	$42.8	$(4.2)		(9.8)%	$51.4	$73.1	$(21.7)		(29.7)%
Adjusted EBITDA margin	20.7%	21.6%	(90)	bps		12.5%	15.5%	(300)	bps
n/m = not meaningful
Net sales for the three and nine month periods decreased due to adverse weather conditions leading to lower POS and lower replenishment orders for the pest control category and also drove retailers to continue to be conservative with their inventory planning and to further reduce inventory. Cleaning product sales marginally increased from the prior year, but the category POS remained challenged. Decrease in net sales for the nine month period were further impacted by a strong early season inventory build in the prior year and slow spring season cleaning impacting cleaning products category contributed by the POS decline.
Operating income, adjusted EBITDA, and margins for the three month period decreased driven by the decline in sales volume and inflation partially offset by positive pricing, benefits of prior year fixed cost restructuring and operational cost reduction from cost improvement initiatives, with operating income further impacted by the recognition of an impairment of intangible assets of $8.0 million. Operating loss for the nine month period is due to the recognition of a cumulative impairment of intangible assets of $56.0 million with a decrease in adjusted EBITDA and margins due to lower volumes, the realization of high inventoried costs accumulated in the prior year, partially mitigated by fixed cost restructuring and operational cost reductions.
Home and Personal Care

(in millions, except %)	Three Month Periods Ended		Variance			Nine Month Periods Ended		Variance
	July 2, 2023	July 3, 2022				July 2, 2023	July 3, 2022
Net sales	$276.6	$329.3	$(52.7)		(16.0)%	$920.3	$1,025.2	$(104.9)		(10.2)%
Operating (loss) income	(156.8)	14.4	(171.2)		n/m	(198.4)	14.9	(213.3)		n/m
Operating (loss) income margin	(56.7%)	4.4%	(6,110)	bps		(21.6)%	1.5%	(2,310)	bps
Adjusted EBITDA	$11.4	$3.6	$7.8		216.7%	$22.7	$41.6	$(18.9)		(45.4)%
Adjusted EBITDA margin	4.1%	1.1%	300	bps		2.5%	4.1%	(160)	bps
n/m = not meaningful
Net sales for the three and nine periods decreased due to decrease in product category POS with kitchen appliances, predominantly in NA, from lower consumer demand, increased competitive activities and continued retailer inventory management with incremental reductions during the three month period further impacted by increased promotional spending and reduced placements, most significantly impacting our PowerXL products which continue to be challenged with high retail inventory levels, and slower direct to consumer sales. Sales in international markets increased for the three month period across for personal care and kitchen appliances categories. Organic net sales for the three month period decreased $48.4 million, or 14.7%, excluding and unfavorable foreign currency of $4.3 million. Net sales for the nine month period were further impacted by the high competitive landscape during the holiday season and closing of our Russia commercial operations. Organic net sales for the nine month period decreased $153.1 million, or 14.9%, excluding acquisition sales of $89.9 million and unfavorable foreign currency of $41.7 million.
Operating loss and margins for the three and nine month periods decreased due to the impairment of goodwill of $111.1 million, impairment of intangible assets of $45.7 million and $64.7 million for the three and nine month periods, respectively, lower volumes, and realization of higher cost inventory accumulated in the prior year, partially offset by cost savings initiatives and reduction of operating expenses initiated in the prior year and first half of the current fiscal year. Adjusted EBITDA and margin for the three month period increased primarily due to cost improvement initiatives, including reduction of operating expenses initiated in the prior year and first half of the current fiscal year, positive pricing and favorable cost environment from freight decreases, partially offset by unfavorable foreign currency in LATAM and lower volume. Adjusted EBITDA and margin for the nine month period decreased due to lower volume, sale of high cost inventory accumulated in the prior year and unfavorable foreign currency, offset by previously mentioned cost reduction initiatives and positive pricing.

Liquidity and Capital Resources
The following is a summary of the SBH and SB/RH cash flows from continuing operations for the nine month periods ended July 2, 2023 and July 3, 2022, respectively.

	SBH		SB/RH
Nine Month Periods Ended (in millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Operating activities	$72.5	$(180.8)	$61.3	$(213.1)
Investing activities	4,293.3	(317.4)	3,793.3	(317.4)
Financing activities	(1,706.3)	545.7	(1,195.0)	578.2
Cash Flows from Operating Activities
Cash flows provided by SBH's continuing operations increased $253.3 million, primarily due to the reduction of cash used towards working capital compared to the prior year, primarily with the reduced purchasing and overall reduction of inventory compared to the prior year spending and higher supply chain costs, plus a decrease in cash paid towards strategic transactions and restructuring initiatives. Cash flows provided by SB/RH continuing operations increased $274.4 million primarily due to the items previously discussed above.

Cash Flows from Investing Activities
Cash flows provided by investing activities for SBH continuing operations increased $4,610.7 million, from the net cash proceeds of $4,334.7 million from the HHI divestiture, cash used in the prior year of $272.1 million for the acquisition of the Tristar Business and reduced capital expenditures. Cash flows used in investing activities of SB/RH decreased due to the items previously discussed, including a loan of $500.0 million to the parent company for a borrowing to support the repurchase of treasury stock under the accelerate share repurchase agreement by SBH.
Cash Flows from Financing Activities
Cash flows used by financing activities for continuing operations increased $2,252.0 million primarily due to the pay down of debt and treasury share repurchases following the HHI divestiture. During the nine month period ended July 2, 2023, the Company paid down the outstanding Revolver Facility of $794.0 million and the Term Loan of $394.0 million. Refer to Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information on debt borrowings. During the nine month period ended July 2, 2023, the Company entered into an accelerated share repurchase agreement and incurred $500.0 million towards the repurchase any treasury stock under an accelerated share repurchase agreement. See Note 12 – Shareholders’ Equity in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information on share repurchase activity. There was no issuance of common stock, other than through the Company’s share-based compensation plans and which is recognized as a non-cash financing activity. During the nine month periods ended July 2, 2023 and July 3, 2022, SBH made cash dividend payments of $51.6 million, or $0.42 per share. Cash flows from financing activity of SB/RH decreased $1,773.2 million and is highly dependent upon the financing cash flow activities of SBH.
Liquidity Outlook
Our ability to generate cash flow from operating activities coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payments on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. We believe the negative operating cash flow recognized in the prior year is not indicative of the ongoing near-term operations of the Company and based upon our current and anticipated level of operations, existing cash balances, and availability under our credit facility, we expect cash flows from operations to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. It is not unusual for our business to experience negative operating cash flow during the first quarter of the fiscal year due to the operating calendar with our customers and the seasonality of our working capital. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of July 2, 2023, the Company had borrowing availability of $586.9 million, net of outstanding letters of credit, under our credit facility. Liquidity and capital resources of SB/RH are highly dependent upon the cash flow activities of SBH.
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
During the three and nine month period ended July 2, 2023, the Company completed the HHI divestiture resulting in a significant inflow of net cash of $4,334.7 million. The Company used a portion of the proceeds to repay the outstanding balance on the Term Loan of $392.0 million and the Revolver Facility of $715.0 million, as well as called its 5.75% Notes with a balance of $450.0 million that were subsequently repaid on July 20, 2023, resulting in a reduction to its overall debt obligation and commitments previously discussed in our Annual Report on Form 10-K for the year ended September 30, 2022. See Note 9 - Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. The Company does not have any further immediate obligations to pay down any remaining debt in the short-term following the close of the HHI divestiture. We have made, and may from time to time in the future, make optional repayments on our debt obligations, which may include repayments, redemptions, repurchases, refinancings or exchanges of our outstanding notes, which will be dependent on various factors, including market conditions. Any such repurchases may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise.
The Company also used a portion of proceeds from the HHI divestiture to fund $500.0 million towards the repurchase of common shares through an accelerated share repurchase agreement. See Note 12 – Shareholders’ Equity in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. The accelerated share repurchase is expected to result in a net delivery settlement of shares by its maturity in December 2023 and does not require any further obligation for cash payment at settlement. We may, from time to time, seek to repurchase additional shares of our common stock and any further repurchase activity will be dependent on prevailing market conditions, liquidity requirements and other factors.
The Company will continue to evaluate the deployment of cash proceeds from the HHI divestiture, including the consideration of further debt reduction and share buybacks, but also intends to use a portion of the transaction proceeds to invest in its long-term operating performance and free cash flow generating capacity, seek opportunities to invest in its employees and talent base, marketing, advertising and innovation of new products and infrastructure, as well as consideration towards opportunistic, attractive and synergistic acquisition opportunities within its continuing segments. During such time, the Company intends to temporarily invest a portion of its cash proceeds in short-term investments until such expenditures are considered required or necessary to the Company in executing its strategic plans and initiatives. As of July 2, 2023, the Company has an outstanding obligation to ASSA of $34.3 million, which is primarily for the estimated purchase price settlement, cash flow settlement for subsequent commingled operations and net TSA charges including amounts subject to repayment by the Company.
Additionally, during the nine month period ended July 2, 2023, the Company entered into a significant lease renewal with our HPC distribution center in Redlands, CA, resulting in an obligation of $61.8 million with a five-year term expiring in August 2028, increasing the amount of lease obligations and commitments previously discussed in our Annual Report on Form 10-K for the year ended September 30, 2022. Other than the changes to debt and lease obligations previously noted, there have been no material changes to our debt obligations, lease obligations, employee benefit obligations, or other contractual obligations or commercial commitments previously disclosed. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We maintain a capital structure that we believe provides us with sufficient access to credit markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. At July 2, 2023, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 5.75% Notes, due July 15, 2025; the 4.00% Notes, due October 1, 2026; the 5.00% Notes, due October 1, 2029; the 5.50% Notes due July 15, 2030; and the 3.875% Notes, due March 15, 2031. On November 17, 2022, the Company entered into the fourth amendment to the Credit Agreement to temporarily increase the maximum consolidated total net leverage ratio permitted to be no greater than 7.0 to 1.0, before returning to 6.0 to 1.0 at the earliest of (i) September 29, 2023, or (ii) 10 business days after the closing of the HHI divestiture or receipt of the related termination fee. The waiver remained in effect as of July 2, 2023 and expired 10 business days after the close of the HHI divestiture, subsequent to July 2, 2023. The maximum permitted consolidated total net leverage in subsequent periods will be 6.0 to 1.0.
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
From time to time the Company enters into factoring agreements and customers' supply chain financing arrangements to provide for the sale of certain trade receivables to unrelated third-party financial institutions. The factored receivables are accounted for as a sale without recourse, and the balance of the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction, with the proceeds received recognized as an operating cash flow. Amounts received from customers for factored receivables are recognized as a payable and remitted to the factor based upon terms of the factoring agreements. Following the closing of the HHI divestiture and receipt of related proceeds, the Company has temporarily suspended some of its receivable factoring activity. Additionally, the Company facilitates a voluntary supply chain financing program to provide certain of its suppliers with the opportunity to sell receivables due from the Company (the Company's trade payables) to an unrelated third-party financial institution under the sole discretion of the supplier and the participating financial institution. There are no guarantees provided by the Company or its subsidiaries and we do not enter into any agreements with the suppliers regarding their participation. The Company's responsibility is limited to payments on the original terms negotiated with its suppliers, regardless of whether the suppliers sell their receivables to the financial institution and continue to be recognized as accounts payable on the Company's Condensed Consolidated Balance Sheet with cash flow activity recognized as an operating cash flow.
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

	Nine Month Period Ended	Year Ended
(in millions)	July 2, 2023	September 30, 2022
Statements of Operations Data
Third party net sales	$1,383.0	$1,955.8
Intercompany net sales to non-guarantor subsidiaries	8.6	14.4
Net sales	1,391.6	1,970.2
Gross profit	408.1	551.2
Operating loss	(306.1)	(190.4)
Net income (loss) from continuing operations	(51.2)	(263.2)
Net income (loss)	1,995.0	(174.7)
Net income (loss) attributable to controlling interest	1,995.0	(174.7)
Statements of Financial Position Data
Current Assets	$3,699.9	$2,634.4
Noncurrent Assets	1,989.0	2,169.9
Current Liabilities	1,888.2	1,634.1
Noncurrent Liabilities	2,125.3	3,423.4
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of July 2, 2023 and September 30, 2022 are as follows:

(in millions)	July 2, 2023	September 30, 2022
Statements of Financial Position Data
Current receivables from non-guarantor subsidiaries	$28.5	$8.1
Long-term receivable from non-guarantor subsidiaries	106.4	74.6
Current payable to non-guarantor subsidiaries	273.3	311.2
Long-term debt with non-guarantor subsidiaries	10.3	2.0
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
No material change in the Company’s market risk has occurred during the nine month period ended July 2, 2023, except for the consideration of changes attributable to the HHI divestiture and the related cash proceeds. Following the receipt of cash proceeds from the HHI divestiture, we have paid down our outstanding term loan and borrowings with the Revolver Facility under the Credit Agreement, as well as terminated the Incremental Revolving Credit Facility Tranche, which were both subject to variable interest rates. Further, with the additional proceeds, we have incremental available cash to support operating cash flow requirements and working capital needs and mitigates our need to leverage our Revolver Facility or utilize factoring in the near term to reduce our cash conversion cycle. As a result, we have mitigated our outstanding borrowings and exposure to variable interest rates for the foreseeable future. For additional information, refer to Note 9 - Debt to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and to Part II, Items 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
Additionally, with close of the HHI divestiture, we have reduced our exposure regarding the risk of loans to and from subsidiaries, as well as purchases from suppliers and third party customers denominated in foreign currencies. We manage our foreign exchange exposure from such intercompany loans and purchase commitments and accounts payable through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counterparties are included in accounts payable. For additional information, refer to Note 10 – Derivatives to the Condensed Consolidated Financial Statement included elsewhere in this Quarterly Report and to Part II, Items 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the nine month period ended July 2, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the nine month period ended July 2, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on November 22, 2022, and in Item 1A of our Quarterly Reports on Form 10-Q for quarterly periods subsequently filed. We believe that as of July 2, 2023, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2022, and in Item 1A of our Quarterly Reports on Form 10-Q for quarterly periods subsequently filed.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On June 17, 2023, the Board of Directors approved a share repurchase program authorizing the purchase of up to $1 billion of common stock (the "Maximum Amount"). The share repurchase program will be in effect from June 17, 2023 until the earlier of the Maximum Amount being repurchased thereunder or the suspension, termination or replacement of the program by the Company's Board of Directors. The share repurchase program permits shares to be repurchased in open market or through privately negotiated transactions, including by direct purchases or purchases pursuant to derivative instruments or other transactions (including pursuant to accelerated share repurchase agreements, the writing and settlement of put options and the purchase and exercise of call options). The number of shares to be repurchased, and the timing of any repurchases, will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements.
During the three month period ended July 2, 2023, the Company entered into an accelerated share repurchase agreement (the "ASR Agreement") to repurchase an aggregate of $500.0 million of the Company's common stock under the Company's new share repurchase program. Pursuant to the agreement, the Company paid $500.0 million at inception and took delivery of 5.3 million shares which represented 80% of the total shares the Company expected to receive based on the market price at the time of the initial stock transaction. Upon settlement of the ASR agreement, the final number of shares to be delivered will be determined with reference to the volume weighted average price per share of our common stock over the term of the agreement, less a negotiated discount. The final settlement of the transaction under the agreement is expected to occur no later than December 20, 2023.
The following table summarizes the common stock repurchases for the three month period ended July 2, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Approximate Dollar Value of Shares that may Yet Be Purchased
April 3, 2023 to April 30, 2023	—	$—	—	$—
May 1, 2023 to May 28, 2023	—	—	—	—
May 29, 2023 to July 2, 2023	5,343,308	74.86	5,343,308	500,000,000
As of July 2, 2023	5,343,308	$74.86	5,343,308	$500,000,000
Item 5.    Other Information
During the three month period ended July 2, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6.    Exhibits
Please refer to the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2023
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2023
SB/RH HOLDINGS, LLC
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.1
Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 20, 2023 (to the Amended and Restated Credit Agreement dated as of June 30, 2020), by and among the Company, SB/RH Holdings, Royal Bank of Canada, as the administrative agent, the guarantors party thereto and the lenders party thereto .

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