Form 10-K
period 2023-09-30
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2023-11-21
CIK 109177, 1592706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2023
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
The aggregate market value of the voting stock held by non-affiliates of Spectrum Brands Holdings, Inc. was approximately $2,624 million based upon the closing price on the last business day of the registrant's most recently completed second fiscal quarter (April 2, 2023). For the sole purposes of making this calculation, term “non-affiliate” has been interpreted to exclude directors and executive officers and other affiliates of the registrant. Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, or that such person is an “affiliate” of the Company, as defined by applicable securities law.
As of November 15, 2023, there were outstanding 35,308,011 shares of Spectrum Brands Holdings, Inc.’s Common Stock, par value $0.01 per share.
SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted the information otherwise called for by Items 10 to 13 of Form 10-K as allowed under General Instruction I(2)(c).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Spectrum Brands Holdings, Inc.’s subsequent amendment to the Form 10-K to be filed within 120 days of September 30, 2023 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12 and 13.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC

Forward-Looking Statements
We have made or implied certain forward-looking statements in this document. All statements, other than statements of historical facts included or incorporated by reference in this document, including the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations, without limitation, statements or expectations regarding our business strategy, future operations, financial condition, estimated revenues, projected costs, inventory management, earnings power, projected synergies, prospects, plans and objectives of management, outcome of any litigation and information concerning expected actions of third parties are forward-looking statements. When used in this report, the words future, anticipate, pro forma, seek, intend, plan, envision, estimate, believe, belief, expect, project, forecast, outlook, earnings framework, goal, target, could, would, will, can, should, may and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
Since these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:
•the economic, social and political conditions or civil unrest, terrorist attacks, acts of war, natural disasters, other public health concerns or unrest in the United States ("U.S.") or the international markets impacting our business, customers, employees (including our ability to retain and attract key personnel), manufacturing facilities, suppliers, capital markets, financial condition and results of operations, all of which tend to aggravate the other risks and uncertainties we face;
•the impact of a number of local, regional and global uncertainties could negatively impact our business;
•the negative effect of the armed conflict between Russia and Ukraine and the Israel-Hamas war and their impact on those regions and surrounding regions, including on our operations and on those of our customers, suppliers and other stakeholders;
•our increased reliance on third-party partners, suppliers and distributors to achieve our business objectives;
•the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring and optimization activities, including changes in inventory and distribution center changes which are complicated and involve coordination among a number of stakeholders, including our suppliers and transportation and logistics handlers;
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
•our ability to develop and successfully introduce new products, protect intellectual property and avoid infringing the intellectual property of third parties;
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
•our discretion to adopt, conduct, suspend or discontinue any share repurchase program or conduct any debt repayments, redemptions, repurchases or refinancing transactions (including our discretion to conduct purchases or repurchases, if any, in a variety of manners including open-market purchases, privately negotiated transactions, tender offers, redemptions, or otherwise);
•our ability to utilize net operating loss carry-forwards to offset tax liabilities;
•our ability to successfully integrate the February 18, 2022, acquisition of the home appliances and cookware products business from Tristar Products, Inc. (the "Tristar Business") into the Company's Home and Personal Care ("HPC") business and realize the benefits of this acquisition;
•our ability to successfully integrate the May 28, 2021 acquisition of the Rejuvenate business and tradename from For Life Products, LLC into the Company's Home & Garden ("H&G") business and realize the benefits of this acquisition;
•our ability to separate the Company's HPC business and create an independent Global Appliances business on expected terms, and within the anticipated time period, or at all, and to realize the potential benefits of such business;
•our ability to create a pure play consumer products company composed of our Global Pet Care ("GPC") and H&G business and to realize the expected benefits of such creation, and within the anticipated time period, or at all;
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
General Overview
We are a diversified global branded consumer products and home essentials company.  We manage the business in three vertically integrated, product focused segments: (i) Global Pet Care (“GPC”), (ii) Home and Garden (“H&G”) and (iii) Home and Personal Care (“HPC”). The Company manufactures, markets and distributes its products globally in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors. We enjoy strong name recognition under our various brands and patented technologies across multiple product categories. Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and the financial results for all product lines within that segment. The segments are supported through center-led shared service enabling functions consisting of finance and accounting, information technology, legal and human resources, supply chain and commercial operations. The following is an overview of the consolidated business showing net sales by segment and geographic region sold (based upon destination) as a percentage of consolidated net sales for the year ended September 30, 2023.
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

Global Pet Care (GPC)
The following is an overview of GPC net sales by product category and geographic region sold by destination for the year ended September 30, 2023.

Product Category	Products	Brands
Companion Animal	Dog and cat chews, treats, wet and dry foods; Dog and cat clean-up, behavioral training aides, health and grooming products; Indoor bird and other small animal food and care products.	Good'n'Fun®, DreamBone®, GOOD BOY®, SmartBones®, IAMS® (Europe only), EUKANUBA® (Europe only), Nature's Miracle®, FURminator®, Dingo®, 8IN1® (8-in-1), Meowee!®, and Wild Harvest™.
Aquatics	Consumer and commercial aquarium kits, stand-alone tanks; aquatics equipment such as filtration systems, heaters and pumps; and aquatics consumables such as fish food, water management and care	Tetra®, Marineland®, Instant Ocean®, GloFish®, and OmegaSea®.
We sell primarily to large retailers, pet superstores, online retailers, food and drug chains, warehouse clubs and other specialty retail outlets. International distribution varies by region and is often executed on a country-by-country basis. Our sales generally are made through the use of individual purchase orders.  In addition to product sales within the United States, we also perform installation and maintenance services on commercial aquariums.  Live fish under our GloFish® brand are produced, marketed, and sold by an independent third-party breeder through a supply and licensing agreement with the Company. A significant percentage of our sales are attributable to a limited group of retailer customers, including Walmart and Amazon, which represented approximately 33.4% of segment sales for the fiscal year ended September 30, 2023.
Primary competitors are Mars Corporation, Nestle Purina, and the Central Garden & Pet Company all of which sell a comprehensive line of pet products that compete across our product categories. The pet supplies (non-food) product category is highly fragmented with no competitor holding a substantial market share and consists of small companies with limited product lines, including private label products and suppliers.
Sales remain mostly consistent throughout the year with slight variations during holiday periods. Our sales by quarter as a percentage of annual net sales during the year ended September 30, 2023 are as follows:

2023
First Quarter	24%
Second Quarter	26%
Third Quarter	24%
Fourth Quarter	26%
Chews products are produced at third-party suppliers in the APAC region and Mexico. Certain other aquatics equipment and companion animal hard goods are also produced at third-party suppliers in the APAC region. We maintain ownership of most of the tooling and molds used by third-party suppliers. Product purchased from third-party suppliers are susceptible to fluctuations in transportation costs, government regulations and tariffs, and foreign currency exchange rates. We continuously monitor and evaluate our supplier network for quality, cost, and manufacturing capacity.
Aquatics and certain other companion animal products are produced in various manufacturing plants located in the U.S. and Germany, including the production of glass aquariums in in our Noblesville, Indiana facility, shampoos and aquarium salt in our Blacksburg, Virginia facility, OmegaSea® fish food with bird and other small animal products manufactured in our Bridgeton, Missouri facility, and aquatics nutrition and care products manufactured in Melle, Germany. We continually evaluate capacity at our manufacturing facilities and related utilization. In general, we believe our existing facilities are adequate for our present and foreseeable future operating needs.
Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our brand names, customer relationships and research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.

Home and Garden (H&G)
The following is an overview of H&G net sales by product category and geographic region sold by destination for the year ended September 30, 2023.

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
We sell primarily to large retailers, home improvement centers, mass merchants, dollar stores, hardware stores, lawn and garden distributors, food and drug retailers, and e-commerce. We sell primarily in the U.S. with some distribution in LATAM.Our sales generally are made through the use of individual purchase orders.  A significant percentage of our sales are attributable to a limited group of retailer customers, including Lowe’s, Home Depot, and Walmart, which represent approximately 63.1% segment sales for the year ended September 30, 2023.
Primary competitors include The Scotts Miracle-Gro Company (Ortho, Roundup, Tomcat), S.C. Johnson & Son, Inc. (Raid, OFF!), Central Garden & Pet (AMDRO, Sevin), SBM Company (BioAdvanced), Henkel AG & Co. KgaA (Combat), Bona AB (Bona), and Procter & Gamble (Swiffer, Zevo).
Sales typically peak during the first six months of the calendar year (the Company’s second and third fiscal quarters) and are lowest in the last three months of the calendar year (the Company's first quarter) due to customer purchasing patterns, and timing of promotional activities. Seasonal sales may also be impacted by changes in weather conditions during the peak season. Our sales by quarter as a percentage of annual net sales during the year ended September 30, 2023 are as follows:

2023
First Quarter	12%
Second Quarter	29%
Third Quarter	35%
Fourth Quarter	24%
H&G produces the majority of its products in one facility in St. Louis, Missouri, with production primarily consisting of liquids and aerosols, and the remaining portion of products being produced by various third-party manufacturers, consisting of granulates, candles, baits & traps, wipes and Rejuvenate® cleaning products. The main raw materials purchased are plastic bottles, steel aerosol cans, corrugate, active ingredients, and bulk chemicals. The prices of these raw materials are susceptible to fluctuations due to supply and demand trends, energy costs, transportation costs, inflation, government regulations, and tariffs. We continuously monitor and evaluate our supplier network for quality, cost, and manufacturing capacity.
Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our brand names, customer relationships, and research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.

Home and Personal Care (HPC)
The following is an overview of net sales by product category and geographic region sold by destination for the year ended September 30, 2023.

Product Category	Products	Brands
Home Appliances
Small kitchen appliances including toaster ovens, coffeemakers, slow cookers, air fryers, blenders, hand mixers, grills, food processors, juicers, toasters, irons, kettles, and bread makers, cookware, and cookbooks.
Black+Decker®, Russell Hobbs®, George Foreman®, PowerXL®, Emeril Legasse®, Copper Chef ®, Toastmaster®, Juiceman®, Farberware®, and Breadman®
Personal Care	Hair dryers, flat irons and straighteners, rotary and foil electric shavers, personal groomers, mustache and beard trimmers, body groomers, nose and ear trimmers, women's shavers, and haircut kits.	Remington®
We have a trademark license agreement (the "License Agreement") with Stanley Black+Decker ("SBD") pursuant to which we license the Black + Decker® brand ("B&D") in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products. The License Agreement has a term ending June 30, 2025, including a sell-off period from April 1, 2025 to June 30, 2025 whereby the Company can continue to sell and distribute but no longer produce products subject to the License Agreement. Under the terms of the License Agreement, we agree to pay SBD royalties based on a percentage of sales, with minimum annual royalty payments of $15.0 million, with the exception that the minimum annual royalty will no longer be applied effective January 1, 2024 through the expiration of the License Agreement. The License Agreement also requires us to comply with maximum annual return rates for products. Subsequent to the completion of the License Agreement, there are no continuing obligations or restrictions on the business activities of either party. See Note 6 – Revenue Recognition included in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further detail on revenue concentration from B&D branded products.
The Emeril License is set to expire effective December 31, 2023, with options of up to two additional one-year renewal periods following the initial expiration. Under the terms of the agreement, we are obligated to pay the license holder a percentage of sales, with minimum annual royalty payments of $1.6 million, increasing to $1.8 million in subsequent renewal periods.
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
HPC products are sold primarily to large retailers, online retailers, wholesalers, distributors, warehouse clubs, food and drug chains and specialty trade or retail outlets such as consumer electronics stores, department stores, discounters and other specialty stores. HPC products are also sold direct-to-consumer through direct response television, brand websites, and other online marketplaces. International distribution varies by region and is often executed on a country-by-country basis.  Our sales generally are made through the use of individual purchase orders. A significant percentage of our sales are attributable to a limited group of retailer customers, including Walmart and Amazon, which represent approximately 37.1% of segment sales for the year ended September 30, 2023.
Primary competitors for home appliances include Newell Brands (Sunbeam, Mr. Coffee, Crockpot, Oster), De’Longhi America (DeLonghi, Kenwood, Braun), SharkNinja (Shark, Ninja), Hamilton Beach Holding Co. (Hamilton Beach, Proctor Silex), Sensio, Inc. (Bella); SEB S.A.(T-fal, Krups, Rowenta), Whirlpool Corporation (Kitchen Aid), Conair Corporation (Cuisinart, Waring), Versuni (Philips), Donlim (Morphy Richards), Gourmia, and private label brands for major retailers. Primary competitors in personal care include Koninklijke Philips Electronics N.V. (Norelco), The Procter & Gamble Company (Braun), Conair Corporation, Wahl Clipper Corporation, Helen of Troy Limited, SharkNinja (Shark), and Dyson Limited (Dyson).
Sales from electric personal care product categories tend to increase during the December holiday season (the Company's fiscal first quarter), while small appliances sales typically increase from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales (the Company's fiscal fourth quarter) and in December for the holiday season.

Our sales by quarter as a percentage of annual net sales during the year ended September 30, 2023 are as follows:

2023
First Quarter	27%
Second Quarter	23%
Third Quarter	23%
Fourth Quarter	27%
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
Discontinued Operations
Hardware and Home Improvement ("HHI")
On September 8, 2021, the Company entered into a definitive Asset and Stock Purchase Agreement (the "Purchase Agreement") with ASSA ABLOY AB ("ASSA") to sell its HHI segment for cash proceeds of $4.3 billion, subject to customary purchase price adjustments. HHI consists of residential locksets and door hardware, including knobs, levers, deadbolts, handle sets, and electronic and connected locks under the Kwikset®, Weiser®, Baldwin®, Tell Manufacturing®, and EZSET® brands; kitchen and bath faucets and accessories under the Pfister® brand; and builders' hardware consisting of hinges, metal shapes, security hardware, rack and sliding door hardware, and gate hardware under the National Hardware® and FANAL® brands. On June 20, 2023, the Company completed its divestiture of its HHI segment resulting in the recognition of a gain on sale of $2.8 billion included as a component of Income From Discontinued Operations, Net of Tax. Refer to Note 3 - Divestitures to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further discussion pertaining the HHI divestiture.
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
As of September 30, 2023, we have approximately 3,100 full-time employees worldwide. Approximately 25% of our total labor force is covered by collective bargaining agreements, of which approximately 25% is subject to arrangements under negotiations or expiring within 12 months. We believe that our overall relationship with our employees is good.
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
Environmental, Social and Governance
Spectrum Brands is committed to further enhancing our environmental, social and governance (“ESG”) efforts and recognizes the impact our business has on our communities and the world. We believe in making a positive difference in the communities in which we live and work and strive to discharge our corporate social responsibilities from a global perspective and throughout every aspect of our operations, consistent with our focus on creating value for all of our stakeholders over the long term. Our decisions regarding business strategy, operations and resource allocation are guided by this purpose and are rooted in our core values. Our Board recognizes the negative effect that poor environmental practices and human capital management may have on us and our returns. Accordingly, our Board considers and balances the impact on the environment, people and the communities of which we are a part in deciding how to operate our business. Our Board receives periodic reports regarding our risk exposure and risk mitigation efforts in these areas.
We are committed to operating our business with all stakeholders in mind and with a view toward long-term sustainability and value creation, even as our business and society face a variety of existing and emerging challenges. We leverage our expertise, along with external partners, to help address these challenges. While our corporate social responsibility commitments address many areas, we focus on five key priorities: product and content safety, environmental sustainability, human rights and ethical sourcing, employee safety and well-being and diversity and inclusion.
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
Diversity, Equity and Inclusion
Spectrum Brands is committed to fostering a diverse, equitable, and inclusive workplace for employees of every race, color, gender identity, sexual orientation, age, physical or mental ability and background. At Spectrum Brands, we strive to make our employees feel valued and respected and given the opportunity to thrive as their authentic selves. To further that objective we have:
•Engaged the services of a third-party consultant with expertise in diversity, equity and inclusion (“DEI”) to help us create long-lasting change;
•Implemented a DEI program;
•Created a U.S. DEI Advisory Counsel made up of our employees of diverse backgrounds to help design and develop DEI-related priorities and goals, advise on ways to advance the DEI dialogue and drive meaningful cultural change at the Company;
•Created affinity groups for our diverse employees and developing trainings, communications and programs to further facilitate and encourage open and transparent DEI discussions among our employee populations; and
•Developed educational content and trainings to help leaders foster a more inclusive environment.
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
•Risks related to our indebtedness and financing abilities: Our indebtedness may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our substantial indebtedness.
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
We rely on third parties, including suppliers, distributors, alliances with other companies, and third-party service providers, for selected aspects of product development, manufacture, commercialization, support for information technology systems, product distribution, and certain financial transactional processes. Additionally, we have outsourced certain functions to third-party service providers to leverage leading specialized capabilities and achieve cost efficiencies. Outsourcing these functions involves the risk that third-party service providers may not perform to our standards or legal requirements, may not produce reliable results, may not perform in a timely manner, may not maintain the confidentiality of our proprietary information, or may fail to perform at all. Additionally, any disruption, such as a government shutdown, war, natural disaster or global pandemic, could affect the ability of our third-party service providers to meet their contractual obligations to us. Failure of these third parties to meet their contractual, regulatory, confidentiality or other obligations to us could result in material financial loss, higher costs, regulatory actions, and reputational harm.
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
Our ability to meet our customers’ needs and achieve cost targets depends on our ability to maintain key manufacturing and supply arrangements, including execution of supply chain optimizations and certain sole supplier or sole manufacturing plant arrangements. The loss or disruption of such manufacturing and supply arrangements, including for issues such as labor disputes, labor shortages, loss or impairment of key manufacturing sites, discontinuity in our internal information and data systems, inability to procure sufficient raw or input materials, significant changes in trade policy, natural disasters, increasing severity or frequency of extreme weather events due to climate change or otherwise, acts of war or terrorism, or disease outbreaks or other external factors over which we have no control, including inflation, have interrupted product supply and, if not effectively managed and remedied, could have an adverse impact on our business, financial condition or results of operations.
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
As a result of consolidation of retailers that has occurred during the past several years, particularly in the United States and the European Union ("EU"), and consumer trends toward national mass merchandisers, a significant percentage of our sales are attributable to a limited group of customers. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, retail inventory levels and requirements influencing their purchasing, consumer shopping behavior and patterns, and changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. Our success is dependent on our ability to manage our retailer relationships, including offering mutually acceptable trade terms. Concentration of sales are further discussed in Item 1 - Business above and Note 6 - Revenue Recognition in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
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
Our facilities are subject to various hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including human error, leaks and ruptures, explosions, floods, fires, inclement weather and natural disasters, power loss or other infrastructure failures, mechanical failure, unscheduled downtime, regulatory requirements, the loss of certifications, technical difficulties, labor disputes, inability to obtain material, equipment or transportation, environmental hazards such as remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases, and other risks. Many of these hazards could cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of material operation problems at our facilities due to any of these hazards could cause a disruption in the production of products. We may also encounter difficulties or interruption as a result of the application of enhanced manufacturing technologies or changes to production lines to improve throughput or to upgrade or repair its production lines. The Company’s insurance policies have coverage in case of significant damage to its manufacturing facilities but may not fully compensate for the cost of replacement for any such damage and any loss from business interruption. As a result, we may not be adequately insured to cover losses resulting from significant damage to our manufacturing facility. Any damage to this facility or interruption in manufacturing could result in production delays and delays in meeting contractual obligations which could have a material adverse effect on relationships with customers and on its results of operations, financial condition or cash flows in any given period.
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
We face a number of local, regional, and global uncertainties and potential disruptions which could adversely impact our businesses, our financial performance or liquidity, and our ability to carry out our go-forward plans and strategies. These economic uncertainties and potential disruptions include a slow-down in the general economy; reduced market growth rates; increased inflation rates and cost of goods; increased fuel and employee costs; higher interest rates; tighter credit markets; changes in government policies, including the imposition of tariffs or import costs; the deterioration of economic relations between countries or regions; actions taken by governmental authorities to contain the spread of COVID-19 and mitigate its public health effects; and the escalation or continuation of armed conflict, hostilities or economic sanctions between countries or regions, all of which can negatively impact our ability to manufacture, supply or sell our products and otherwise conduct our day-to-day operations. For instance, the conflict between Russia and Ukraine has led us to terminate, reduce or significantly change our business activities in these regions and certain surrounding regions. We have initiated the closure of our HPC operations within Russia and in the future, we may have to further reduce or cease doing business within the certain surrounding regions, which could have a negative impact on our ability to collect outstanding accounts receivables, or impose additional costs, further negatively impacting our business performance. In addition, the economic sanctions and hostilities in Russia and Ukraine and the Israel-Hamas war may negatively impact our and our customers’ financial viability, which may negatively impact us or the demands or economic viability of our customers in other parts of the world.
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
Moreover, we have transitioned our third-party logistics service provider at our existing Edwardsville, IL distribution center. These efforts require incorporating a new service provider into our distribution capabilities and are complicated and require coordination among a number of our stakeholders, including our suppliers and transportation and logistics handlers. These changes and updates are inherently difficult and may be exacerbated by the other uncertainties and potential disruptions our business faces. We do not control the operations of these third parties and are dependent on them to execute our orders and deliver our products in a timely and efficient way. The failure of these third parties to fulfill all of their obligations to us could result in lost sales, penalties and other adverse effects on our business. While we believe that optimizing our distribution centers and other aspects of our supply chain and customer delivery network will allow us to manage our inventory more efficiently and more effectively respond to customer demands, there can be no assurance that we will realize such benefits. We have experienced, and may continue to experience, delays in executing these efforts. Our inability to execute, or timely execute these efforts, has resulted in us being unable to supply, or timely supply, our products to our customers or incurring higher costs and reductions in revenues, incurring penalties imposed by our customers, or may disrupt our business operations.

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
Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. Accounting Principles Generally Accepted in the United States (“GAAP”) requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and other economic conditions, which may change based on changes in key economic indicators. The most significant assumptions we use to estimate pension income or expense are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity. Although pension expense and pension funding contributions are not directly related, key economic factors that affect pension expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act of 1974, as amended. Refer to Note - 15 Employee Benefit Plans in the Notes to the Consolidated Financial Statements for additional information and disclosure over defined benefit plans.
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
The Company has accumulated a substantial amount of U.S. federal and state net operating loss (“NOLs”) carryforwards, and federal and state tax credits that will expire if unused. We have concluded that it is more likely than not that the majority of the federal and state deferred tax assets related to loss and credit carryforwards will not create tax benefits in the future. As a consequence of earlier business combinations and issuances of common stock, the Company and its subsidiaries have had various changes of ownership that continue to subject a significant amount of the Company’s U.S. NOLs and other tax attributes to certain limitations; and therefore a valuation allowance is still recognized on certain federal and state tax asset carryforwards that are expected to expire due to the ownership change limitations or because we do not believe we will earn enough taxable income to utilize. Changes to state conformity to the provisions of the Tax Reform Act could have a material impact on the valuation allowance recorded on U.S. state net operating losses. For further discussion on the Company’s federal and state NOLs, credits, and applicable valuation allowance as of September 30, 2023, see Note 16 – Income Taxes in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
Our strategic initiatives including acquisitions and divestitures may not be successful and may divert our management’s attention away from operations and could create general customer uncertainty.
Our growth strategy is based in part on growth through strategic initiatives including both acquisitions and divestitures, which poses a number of risks. We may not be successful in identifying appropriate acquisition candidates, achieving targeted values as part of a disposition, consummating an acquisition or divestiture on satisfactory terms, integrating any newly acquired or expanded business with our current operations, or separating a divested business or commingled operation effectively. We may issue additional equity, incur long-term or short-term indebtedness, spend cash or use a combination of these for all or part of the consideration paid in future acquisitions or expansion of our operations. In addition, subject to any requirements in the agreements governing our outstanding indebtedness, we may have significant discretion in how we employ the consideration received in a divestiture and our management may not apply such consideration in a way that is ultimately accretive to our business.
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
On February 18, 2022 we completed the acquisition of the Tristar Business. Our ability to realize the anticipated benefits of the acquisition of the Tristar Business is dependent, to a large extent, on our ability to integrate the acquired business into our current HPC segment in a manner that facilitates growth opportunities and achieves projected growth trends without adversely affecting revenue and investments in future growth. The failure to meet the challenges involved in combining the Tristar Business with our current HPC segment and to realize the anticipated benefits from such combination, including expected synergies, could adversely affect our results of operations.
As of September 30, 2023, the Company and its HPC segment have been detrimentally impacted by aspects of the integration of the Tristar Business’ operations and products, which have negatively impacted subsequent operating performance and partner relationships of the Tristar Business’ brands and the HPC segment. Since the acquisition, the Tristar Business realized, among other things, significant distribution challenges, increased levels of retail inventory, reduced sales, increased promotional spending and deductions, higher level of returns, and overall increased amount of costs. Additionally, the segment has subsequently realized unusual losses attributable to the recognition of product recalls for products associated with the brands, increased risks over the realizability of receivables and inventory, and recognized an impairment on assets including the acquired goodwill and tradename intangible assets. Most recently, the Company disposed of certain inventory and products associated with the Tristar Business’ brand after assessing, among other things, performance and quality standards.
The overall combination of our businesses has, and may continue to, result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer and other business relationships. The difficulties of combining the operations of the companies include, among others: diversion of management’s attention to integration matters; difficulties in integrating operations and systems; challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies; difficulties in integrating employees and attracting and retaining key personnel, challenges in retaining existing, and obtaining new customers, suppliers, employees and others; difficulties in achieving anticipated cost savings, synergies, business opportunities, financing plans and growth prospects from the combination; difficulties in managing the expanded operations of a larger HPC segment; challenges in continuing to develop valuable and widely accepted products; contingent liabilities that are larger than expected; and potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the acquisition of the Tristar Business.
Additionally, the full benefits of the acquisition of the Tristar Business, including anticipated synergies, cost savings or sales or growth opportunities, may not be realized, and these benefits may not be achieved within our anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the continued integration of our businesses. Many of these factors are outside of our control, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact our business, financial condition, and results of operations. As of September 30, 2023, the Company believes it has assessed appropriate risks and recognized applicable losses and reserves reflecting the net assets of the Company, however there may be additional risks posed to the Company from the acquisition of the Tristar Business and its integration with the Company and the HPC segment. The Company is pursuing avenues to remediate and recover such damages and losses realized since the acquisition, but it is not guaranteed that the Company will be able to remediate or recover such damages and losses in whole or in part. See “Management’s Discussion & Analysis –Business Overview—Tristar Business Acquisition.”
Significant costs have been incurred and are expected to be incurred in connection with the consummation of recent and future strategic initiatives including the integration or separation of acquired or divested businesses within the Company.
We expect to incur one-time costs in connection with integrating our operations, products and personnel and those of the businesses we acquire or divest, including our purchase of the Tristar Business, in addition to costs related directly to completing such transactions. We would expect similar costs to be incurred with any future acquisition or divestiture. These costs may include expenditures for:
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
The COVID-19 and future pandemics are a serious threat to the health and economic well-being affecting our customers, employees, sources of supply and our financial condition and results of operations.
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
As a result of the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our distribution centers, and corporate facilities, as have our wholesale customers, licensing partners, suppliers and vendors, and despite our efforts to manage and remedy the impact of COVID-19 on our financial condition and results of operations, the ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic, potential future waves of COVID-19 cases in the locations where we operate, and actions taken by governmental authorities to contain its spread and mitigate its public health effects. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic, or future pandemics, that are not currently foreseeable, could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity position. The duration of any such impacts cannot be predicted.
Risks Related to our Indebtedness and Financing Activities
Our substantial indebtedness may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our indebtedness.
We have, and we expect to continue to have, substantial indebtedness. See Note 12 - Debt in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail. Our indebtedness has had, and could continue to have, adverse consequences for our business, and may:
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

Furthermore, our credit agreement and borrowings under the Revolver Facility are subject to variable interest rates. Increases in market interest rates may raise the interest rate on our variable rate debt and create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk. Moreover, upon completion of a divestiture, we may be required to pay down debt using proceeds from the sale pursuant to the terms of the Company's outstanding indebtedness.
Restrictive covenants in our debt agreements may restrict our ability to pursue our business strategies.
Our debt agreements each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. Our debt agreements also contain customary events of default and covenants imposing operating and financial restrictions on our business. These covenants could, among other things, restrict our ability to incur additional indebtedness, liens or engage in sale and leaseback transactions, pay dividends or make distribution in respect of capital stock, make certain restricted payments, sell assets, engage in transactions with affiliates, except on an arms-length basis, or consolidate or merge with or sell substantially all of our assets. Further, these covenants could, among other things, limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully. In addition, our debt agreements may require us to dedicate a portion of cash flow from operations to payments on debt and also contain borrowing restrictions based on, among other things, our fixed charge coverage ratio. Furthermore, the credit agreement governing our senior secured facilities contains a financial covenant relating to maximum net leverage. Such requirements and covenants could limit the flexibility of our restricted entities in planning for, or reacting to, changes in the industries in which they operate. Our ability to comply with these covenants is subject to certain events outside our control. If we are unable to comply with these covenants, the lenders under our senior secured facilities could terminate their commitments and the lenders under our senior secured facilities or the holders of our senior notes could accelerate repayment of our outstanding borrowings and, in either case, we may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms or at all. If we are unable to repay outstanding borrowings when due, the lenders under the senior secured facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If our obligations under the senior secured facilities are accelerated, we cannot assure you that our assets would be sufficient to repay in full such indebtedness.

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
A significant portion of our net sales are to customers outside of the U.S. See Note 6 - Revenue Recognition and Note 21 – Segment Information in the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report, for sales by geographic region. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:
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
Our international sales and certain of our expenses are transacted in foreign currencies. During the fiscal year ended September 30, 2023, approximately 41% of our net sales were denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and as a result of acquisitions in these markets and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our sales through our pricing for certain segments or products sold in international jurisdictions, our purchasing activity and cost of goods sold, and our overall operating margins, which could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from, and loans to, our subsidiaries, as well as sales to, purchases from, and bank lines of credit with, our customers, suppliers and creditors that are denominated in foreign currencies.
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
While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure to currency fluctuations. See Note 14 - Derivatives in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further detail on related hedging activity.
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
From time to time in the past we have been subject to claims that we are infringing the intellectual property of others. We currently are the subject of such claims and it is possible that third parties will assert infringement claims against us in the future. An adverse finding against us in these or similar trademark or other intellectual property litigation may have a material adverse effect on our business, financial condition and results of operations. Any such claims, with or without merit, could be time consuming and expensive, and may require us to incur substantial costs, including the diversion of the resources of management and technical personnel, cause product delays or require us to enter into licensing or other agreements in order to secure continued access to necessary or desirable intellectual property. If we are deemed to be infringing a third-party’s intellectual property and are unable to continue using that intellectual property as we had been, our business and results of operations could be harmed if we are unable to successfully develop non-infringing alternative intellectual property on a timely basis or license non-infringing alternatives or substitutes, if any exist, on commercially reasonable terms. In addition, an unfavorable ruling in intellectual property litigation could subject us to significant liability, as well as require us to cease developing, manufacturing or selling the affected products or using the affected processes or trademarks. Any significant restriction on our proprietary or licensed intellectual property that impedes our ability to develop and commercialize our products could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S., Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018, and California passed the California Consumer Privacy Act (the "CCPA"), which became effective on January 1, 2020, and is being amended by the California Privacy Rights Act ("CPRA"), which became effective on January 1, 2023. These laws impose additional obligations on companies such as ours regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR, CCPA, CPRA and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits.
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
We may be unable to achieve the goals and aspirations set forth in our sustainability report, particularly with respect to the reduction of greenhouse gas (GHG) emissions, or otherwise meet the expectations of our stakeholders with respect to ESG matters.
Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, and disclosure topics such as climate change, sustainability, natural resources, waste reduction, energy, human capital, and risk oversight could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We strive to deliver shared value through our business and our diverse stakeholders expect us to make progress in certain ESG priority issue areas. A failure or perceived failure to meet these expectations could adversely affect public perception of our business, employee morale or customer or shareholder support.
We have announced certain aspirations and goals related to ESG matters, such as plans to reduce certain GHG emissions over time. Achievement of these aspirations, targets, plans and goals is subject to numerous risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to successfully identify and implement relevant strategies on a timely and cost-effective basis; our ability to achieve the anticipated benefits and cost savings of such strategies and actions; and the availability and cost of existing and future technologies, such as alternative fuel vehicles, off-site renewable energy, and other materials and components. It is possible that we may be unsuccessful in the achievement of our ESG goals, on a timely basis or at all, or that the costs to achieve those goals become prohibitively expensive. Furthermore, our stakeholders may not be satisfied with our efforts or the speed at which we are progressing towards any such aspirations and goals. A delay, failure or perceived failure or delay to meet our goals and aspirations could adversely affect public perception of our business, or we may lose shareholder support. Certain challenges we face in the achievement of our ESG objectives are also captured within our ESG reporting, which is not incorporated by reference into and does not for many part of this report.
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
We continue to engage in targeted restructuring initiatives to align our business operations in response to current and anticipated future market conditions and investment strategy. We will evaluate opportunities for additional initiatives to restructure or reorganize the business across our operating segments and functions with a focus on areas of strategic growth and optimizing operational efficiency. Significant risks associated with these actions may impair our ability to achieve the anticipated cost reduction or may disrupt our business including delays in shipping, implementation of workforce, redundant costs, and failure to meet operational targets. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, experience delays, or if other unforeseen events occur, our business and results of operation could be adversely affected. Refer to Note 5 - Restructuring Charges in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail over restructuring related activity.

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
Under our 2011 equity incentive plan adopted by the shareholders in 2011, called the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Equity Plan”), a total of 7.1 million shares of common stock of the Company, net of cancellations, have been authorized to be issued. As of September 30, 2023, we have issued 6.9 million restricted stock units (or the equivalent number of shares of common stock upon the lapsing of the applicable restrictions) under the 2011 Equity Plan and have a remaining authorization to issue up to a total of 0.2 million shares of our common stock, or options or restricted stock units exercisable for shares of common stock. On July 28, 2020, the Company's shareholders approved the Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan (the "2020 Equity Plan") pursuant to which 2.6 million shares of common stock were authorized to be issued. As of September 30, 2023, we have issued 0.5 million stock units (or the equivalent number of shares of common stock upon lapsing of the applicable restrictions under the 2020 Equipment Plan and have a remaining authorization to issue up to a total of 2.1 million shares of our common stock or options or restricted stock units exercisable for shares of common stock.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
The following lists our principal owned or leased administrative, manufacturing, packaging, and distribution facilities at September 30, 2023

Location	Function / Use	Owned / Leased
U.S. Locations
Bentonville, Arkansas	Shared Commercial Operations	Leased
Blacksburg, Virginia	GPC - Research & Development	Leased
Blacksburg, Virginia	GPC - Manufacturing	Owned
Bridgeton, Missouri	GPC - Manufacturing	Leased
Earth City, Missouri	GPC Headquarters, H&G Headquarters and NA Shared Operations	Leased
Edwardsville, Illinois	GPC - Distribution	Leased
Edwardsville, Illinois	H&G - Distribution	Leased
Fairfield, New Jersey	HPC - Commercial Operations	Leased
Meriden, Connecticut	HPC - Distribution	Leased
Middleton, Wisconsin	Corporate Headquarters, HPC Headquarters and NA Shared Operations	Leased
Miramar, Florida	HPC -Commercial Operations	Leased
Mooresville, North Carolina	H&G - Commercial Operations	Leased
Moorpark, California	GPC - Commercial Operations	Leased
New Britain, Connecticut	HPC - Distribution	Leased
Noblesville, Indiana	GPC - Manufacturing	Owned
Redlands, California	HPC - Distribution	Leased
Reno, Nevada	HPC - Distribution	Leased
Riverview, Florida	GPC - Research & Development	Owned
St. Louis, Missouri	H&G - Manufacturing	Leased

Location	Function / Use	Owned / Leased
Non-U.S. Locations
Ballymount, Ireland	HPC - Commercial Operations	Leased
Barcelona, Spain	HPC - Commercial Operations	Leased
Bogota, Colombia	Shared - Commercial Operations	Leased
Borgholzhausen, Germany	GPC - Distribution	Leased
Bucharest, Romania	HPC - Commercial Operations	Leased
Buenos Aires, Argentina	HPC - Commercial Operations	Leased
Coevorden, Netherlands	GPC - Distribution	Leased
El Dorado, Panama	HPC - Commercial Operations	Leased
Guatemala, Guatemala	HPC - Commercial Operations	Leased
Istanbul, Turkey	HPC - Commercial Operations	Leased
Manchester, UK	Shared - UK Operations	Owned
Melle, Germany	GPC - Manufacturing	Owned
Mentone, Australia	HPC - Operations & Distribution	Leased
Mexico City, Mexico	Shared - Commercial Operations	Leased
Milan, Italy	Shared - Commercial Operations	Leased
Nuremberg, Germany	HPC - Distribution	Leased
Penrose, New Zealand	HPC - Commercial Operations	Leased
San Jose, Costa Rica	HPC - Commercial Operations	Leased
San Salvador, El Salvador	HPC - Commercial Operations	Leased
Santa Domingo, Dominican Republic	HPC - Commercial Operations	Leased
Shanghai, China	HPC - Commercial Operations	Leased
Shenzhen, China	APAC Shared Operations & Distribution	Leased
Singapore, Singapore	Shared Commercial Operations	Leased
Sofia, Bulgaria	HPC - Commercial Operations	Leased
Stockholm, Sweden	HPC - Commercial Operations	Leased
Sulzbach, Germany	EMEA Shared Operations	Leased
Tegucigalpa, Honduras	HPC - Commercial Operations	Leased
Utrecht, Netherlands	HPC - Commercial Operations	Leased
Vantaa, Finland	HPC - Commercial Operations	Leased
Warsaw, Poland	Shared - Commercial Operations	Leased
Wombourne, UK	HPC - Distribution	Leased
Xiamen, China	Shared - Commercial Operations	Leased
Yokohama, Japan	GPC Commercial Operations	Leased
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
As of November 15, 2023, there were approximately 1,123 holders of record based upon data provided by the transfer agent for the SBH’s common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
SB/RH is a wholly-owned subsidiary of SBH and accordingly, there is no established public trading market for its equity securities. As of November 15, 2023, there is only one record holder of its equity securities. During the years ended September 30, 2023 and 2022, SB/RH paid dividends of $305.1 million and $194.7 million, respectively, to its parent company, SBH. Certain restrictive covenants within the Company’s debt facilities impose limitations on payment of dividends by SB/RH’s subsidiaries to SBH.
Equity Plans
Equity based incentive and performance compensation awards provided to employees, directors, officers and consultants were issued pursuant to the following awards plans:
•Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan as approved and amended by the Spectrum Legacy stockholders.
•Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan, as approved and amended by the Spectrum stockholders.
The following is a summary of the authorized and available shares per the respective plans:

(number of shares, in millions)	Authorized	Available
Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan	7.1	0.2
Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan	2.6	2.1
Refer to Note 18 – Share Based Compensation in Notes to our Consolidated Financial Statement included elsewhere in this Annual Report, for additional information.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On June 17, 2023, the Board of Directors approved a share repurchase program authorizing the purchase of up to $1 billion of common stock (the "Maximum Amount"). The share repurchase program will be in effect from June 17, 2023 until the earlier of the Maximum Amount being repurchased thereunder or the suspension, termination or replacement of the program by the Company's Board of Directors. The share repurchase program permits shares to be repurchased in open market or through privately negotiated transactions, including by direct purchases or purchases pursuant to derivative instruments or other transactions including pursuant to accelerated share repurchase agreements, the writing and settlement of put options and the purchase and exercise of call options). The number of shares to be repurchased, and the timing of any repurchases, will depend on factors such as the share price, economic and market conditions, and corporate and regulatory requirements.
During the year ended September 30, 2023, the Company entered into an accelerated share repurchase agreement (the "ASR Agreement") to repurchase an aggregate of $500.0 million of the Company's common stock under the Company's new share repurchase program. Pursuant to the agreement, the Company paid $500.0 million at inception and took delivery of 5.3 million shares which represented 80% of the total shares the Company expected to receive based on the market price at the time of the initial stock transaction. Upon settlement of the ASR agreement, the final number of shares to be delivered will be determined with reference to the volume weighted average price per share of our common stock over the term of the agreement, less a negotiated discount. The final settlement of the transaction under the agreement is expected to occur no later than December 20, 2023.
The following summarizes the activity of common stock repurchases under the program in the fourth quarter of the year ended September 30, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Approximate Dollar Value of Shares that may Yet Be Purchased
July 3, 2023 to July 30, 2023	—	$—	—	$500,000,000
July 31, 2023 to August 27, 2023	34,107	82.81	34,107	497,175,050
August 28, 2023 to September 30, 2023	391,287	81.50	391,287	465,286,924
As of September 30, 2023	5,768,702		5,768,702	$465,286,924
The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements, and may use funds received from its divestitures to support the common stock repurchase program.
Recent Sales of Unregistered Securities
None.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Common Stock to the cumulative total return of the Russell 1000 Financial Index, the S&P 500 Household Products Index, and the Spectrum Peer Group selected in good faith, which is composed of the following companies (alphabetical order): Allegion PLC, Central Garden and Pet Company, Church & Dwight Co., Inc., Edgewell Personal Care Company, Energizer Holdings, Inc., Fortune Brands Home & Security, Inc., Hamilton Beach Brands Holding Company, Helen of Troy Limited, Newell Brands, Inc., Nu Skin Enterprises, Inc., Stanley Black & Decker, Inc., The Clorox Company, and The Scotts Miracle-Gro Company.
The comparison below assumes that $100 was invested in the common stock of SBH from September 30, 2018 until September 30, 2023. The comparison is based upon the closing price of the common stock, as applicable, and assumes the reinvestment of all dividends, if any. The returns of each of the companies in our peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. The stockholder return shown on the graph below is not necessarily indicative of future performance and will not make or endorse any predictions as to future stockholder returns.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
09/30/18
09/30/19
09/30/20
09/30/21
09/30/22
09/30/23
Spectrum Brands Holdings, Inc.
Russell 1000 Index
S&P 500 Household Products Index
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
Business Overview
The following section provides a general description of our business as well as recent developments for the years ended September 30, 2023 and 2022, which we believe are important to understanding our results of operations, financial condition, and understanding anticipated future trends. Refer to Item 1 - Business and Note 1 – Description of Business in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for an overview of our business. For a discussion of our fiscal 2021 results, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's Annual Report on Form 10-K for the year ended September 30, 2022 filed with the SEC on November 22, 2022.
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
•HHI Divestiture - On September 8, 2021, the Company entered into a Purchase Agreement with ASSA to sell its HHI segment. On June 20, 2023, the Company completed its divestiture of its HHI segment. The operating results of the HHI divestiture are included as Income From Discontinued Operations, Net of Tax for all periods presented through the date of the divestiture, including the gain on sale. See Note 3 - Divestitures in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for further detail. The Company has incurred incremental costs attributable to the divestiture, consisting of legal and professional fees to effect the realization of the Purchase Agreement, preparation for separation of systems and processes supporting the divested business and enabling functions under a transition services agreement ("TSA"). Transaction costs directly attributable to the close of the transaction including certain compensatory costs contingent upon the successful completion of the sale are included as a component of the gain on sale of discontinued operations. Incremental costs are expected to be incurred following consummation of the transaction to support TSA processes and mitigation following the close of the sale are expected to be incurred for a transition period of approximately 12-24 months following the close of the transaction.
•HPC Separation - The Company has initiated projects to facilitate a strategic separation of the Company's ownership in the HPC segment in the most advantageous way to realize value for both the HPC business as a standalone appliance business either through a spin, merger or other strategic transaction, and the retained GPC and H&G businesses of the consolidated group. Costs are primarily attributable to legal and professional fees incurred to assess opportunities, evaluate transaction considerations for a separation, including potential tax and compliance implications, costs directly attributable to the legal entity separation and transfer of net assets of the HPC operations from commingled operations of the Company, plus the segregation of systems and processes. Costs attributable to the initiative are expected to be incurred until a transaction is realized or otherwise cancelled.
•Tristar Business Acquisition - During the year ended September 30, 2022, on February 18, 2022, the Company acquired 100% of the Tristar Business that includes a portfolio of home appliances and cookware products sold under the PowerXL®, Emeril, and Copper Chef® brands. The net assets and operating results of the Tristar Business are included in the Consolidated Financial Statements and reported within the HPC reporting segment as of and for the years ended September 30, 2023 and 2022, effective as of the transaction date. See Note 4 - Acquisitions in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further detail. In addition to the transaction costs of $13.5 million to effect the close of the transaction, recognized during the year ended September 30, 2022, the Company has incurred incremental costs to combine and integrate the acquired business with the HPC segment, primarily towards the integration of systems and processes, merger of commercial operations and supply chain, professional fees to facilitate in the consolidation of financial records, plus incremental retention costs for personnel supporting the transition and integration efforts. Costs attributable to the integration of the Tristar Business were initiated with the close of the transaction and were substantial complete and recognized as of September 30, 2023.
•Rejuvenate Acquisition - During the year ended September 30, 2021, on May 28, 2021, the Company acquired 100% of the membership interests in For Life Products, LLC ("FLP"), a manufacturer of household cleaning, maintenance, and restoration products sold under the Rejuvenate® brand. The net assets and operating results of FLP are included in the Consolidated Financial Statements and reported within the H&G reporting segment as of and for the years ended September 30, 2023 and 2022. The Company has incurred incremental costs to combine and integrate the acquired business with the H&G segment, primarily towards the integration of systems and processes, transfer of inventory and integration to an existing H&G distribution center, retention costs for personnel supporting transition and integration efforts. Costs attributable to the integration of the Rejuvenate business were completed as of September 30, 2022.
•Armitage Acquisition - During the year ended September 30, 2021, on October 26, 2020, the Company completed the acquisition of Armitage Pet Care Ltd ("Armitage"), a pet treats and toys business in Nottingham, UK including a portfolio of brands that include the dog treats brand, Good Boy®, cat treats brand, Meowee!®, and Wildbird® bird feed products, among others, that are predominantly sold within the UK. The net assets and results of operations of Armitage are included in the Consolidated Financial Statements and reported within the GPC reporting segment as of and for the years ended September 30, 2023 and 2022. The Company has incurred incremental costs to combine and integrate the acquired business with the GPC segment, primarily towards the integration of systems and processes, transfer of inventory and integration to existing GPC supply chain and distribution centers within the EMEA region, plus retention costs for personnel supporting the transition and integration efforts. Costs attributable to the integration of the Armitage business were completed as of September 30, 2022.

•Coevorden Operations - During the year ended September 30, 2020, on March 29, 2020, the Company completed the sale of its dog and cat food ("DCF") production facility and distribution center in Coevorden, Netherlands with United Petfood Producers NV ("UPP"). Following the separation of the Coevorden Operations, the Company incurred incremental costs attributable to a tolling charge for the continued production of DCF products through a three-year manufacturing agreement with the buyer entered into concurrently with the sale, rent charges associated with the transferred warehouse operated by the Company during an 18-month transition period, plus costs to facilitate the transfer of the warehouse operations to the buyer and the movement of inventory and distribution center operations. Incremental costs attributable to the tolling arrangement were completed in March 2023.
•Omega Acquisition - During the year ended September 30, 2020, on March 10, 2020, the Company acquired Omega Sea, LLC ("Omega"), a manufacturer and marketer of premium fish foods and consumable goods for the home and commercial aquarium markets, primarily consisting of the Omega brand. The net assets and results of operations of Omega are included in the Consolidated Financial Statements and reported within GPC segment as of and for the years ended September 30, 2023 and 2022. The Company incurred incremental costs to combine and integrate the acquired business within the GPC segment, primarily towards the integration of systems and processes, transfer of inventory and production to an existing GPC facility, including related exit and disposal costs of the assumed leased facility, related start-up costs and operational inefficiencies attributable to the transferred production, plus retention costs for personnel supporting the transition and integration after the transaction date. Costs attributable to the integration of the Omega business were completed in the prior year.
The following is a summary of costs attributable to strategic transactions and business development costs for the respective projects during the years ended September 30, 2023 and 2022. In addition to the initiatives discussed above, the Company regularly engages in other business development initiatives that may incur incremental costs which may not result in a realized transaction or are less significant, and therefore have been separately disclosed and recognized as other project costs.

(in millions)	2023	2022
Tristar Business acquisition and integration	$11.5	$24.3
HHI divestiture and separation	8.4	6.3
HPC separation initiatives	4.2	19.1
Coevorden operations separation	2.7	8.8
Rejuvenate acquisition and integration	—	6.8
Armitage acquisition and integration	—	1.4
Omega integration	—	4.6
Other project costs	0.7	1.0
Total	$27.5	$72.3
Reported as:
Net sales	$—	$0.7
Cost of goods sold	2.7	9.4
General & administrative expense	24.8	57.9
Other non-operating expense, net	—	4.3
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
•Fiscal 2023 Restructuring - During the year ended September 30, 2023, the Company entered into an initiative in response to the continuing pressures within the consumer products and retail markets and adjusted strategic initiatives within certain segments, resulting in the realization of further of headcount reductions. Substantially all costs associated with the initiative had been recognized any accrued as of September 30, 2023. See Note 5 - Restructuring Charges in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for further detail on related exit or disposal costs attributable to this initiative.
•Fiscal 2022 Restructuring - During the year ended September 30, 2022, the Company entered into a new initiative in response to changes observed within consumer products and retail markets, continued inflationary cost pressures and headwinds, resulting in the realization of a headcount reduction. Substantially all costs associated with the initiative had been recognized and accrued in the prior year with amounts during the year ended September 30, 2023 due to changes in estimates, headcounts and timing of communication. See Note 5 - Restructuring Charges in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further detail on related exit or disposal costs attributable to this initiative.
•Russia Closing Initiative - During the year ended September 30, 2022, the Company initiated the close of its in-country commercial operations in Russia, predominantly supporting the HPC segment. The Company has recognized impairment costs on working capital assets such as inventory and receivables that were not considered recoverable due to the restriction and suspension of commercial activity in Russia and has liquidated substantially all assets. The initiative is subject to exit and disposal costs for severance benefits of personnel associated with the operations, see Note 5 - Restructuring Charges in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further detail. Substantially all costs associated with the initiative has been recognized and accrued as of September 30, 2023.

•Global ERP Transformation - During the year ended September 30, 2021, the Company entered into a SAP S/4 HANA ERP transformation project to upgrade and implement our enterprise-wide operating systems to SAP S/4 HANA on a global basis. This is a multi-year project that includes various costs, including software configuration and implementation costs that would be recognized as either capital expenditures or deferred costs in accordance with applicable accounting policies, with certain costs recognized as operating expense associated with project development and project management costs, and professional services with business partners engaged towards planning, design and business process review that would not qualify as software configuration and implementation costs. The Company has substantially completed the build phase and initiated a pilot deployment during the year ended September 30, 2023 with subsequent deployments and updates planned during the following year. Costs are anticipated to be incurred with various deployments expected through September 30, 2025.
•HPC Brand Portfolio Transitions - During the year ended September 30, 2021, in response to the acquisition of the Tristar Business and the PowerXL® brand, the HPC segment initiated a project to assess and evaluate the current utilization of tradenames and brands across its portfolio of home and kitchen appliance products. The project included incremental costs to facilitate transitions of branded product offerings on global basis, including investment with our supply base and retail partners to manage inventory and transition new branded products to market. Costs attributable to the initiative were completed during the year ended September 30, 2023.
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
The following is a summary of impacts to operating results attributable to restructuring initiatives and other optimization projects incurred for the respective projects during the years ended September 30, 2023 and 2022. In addition to the projects and initiatives discussed above, the Company regularly incurs costs and engages in less significant restructuring and optimization initiatives that individually are not substantial and occur over a shorter time period (generally less than 12 months).

(in millions)	2023	2022
Fiscal 2023 restructuring	$7.4	$—
Fiscal 2022 restructuring	0.4	9.8
Global ERP transformation	11.4	13.1
Russia closing initiative	3.2	1.9
HPC brand portfolio transitions	2.5	1.3
GPC distribution center transition	—	35.8
Global productivity improvement program	—	5.1
Other project costs	10.5	11.1
Total	$35.4	$78.1
Reported as:
Net sales	$—	$5.0
Cost of goods sold	1.0	1.0
Selling expense	—	31.3
General & administrative expense	34.4	40.8

Refinancing Activity
The following recent financing activity has a significant impact on the comparability of financial results on the consolidated financial statements.
•During the year ended September 30, 2023, following the close of the HHI divestiture, the Company repaid its outstanding term loan and all outstanding borrowings with the Revolver Facility under the Credit Agreement, and terminated the Incremental Revolving Credit Facility Tranche, along with the remaining $450.0 million aggregate principal amount of 5.750% Senior Notes due 2025 in full at the redemption price. The Company recognized $10.8 million as interest expense for the year ended September 30, 2023 from the write-down of deferred financing costs and original issuance discount.
•During the year ended September 30, 2023, the Company repurchased of $61.4 million of its outstanding bonds resulting in the early extinguishment of the debt and the recognition of a gain from debt repurchases of $7.9 million for the year ended September 30, 2023
•Additionally, during the year ended September 30, 2023, and prior to the closing of the HHI divestiture, the Company entered into the fourth amendment to the Credit Agreement to temporarily increase the maximum consolidated total net leverage ratio permitted to be no greater than 7.0 to 1.0 before returning to 6.0 to 1.0 at the earliest of (i) September 29, 2023, or (ii) 10 business days after the closing of the HHI divestiture or receipt of the related termination fee. Following the close of the HHI divestiture, the maximum consolidated total net leverage ratio was reverted to 6.0 to 1.0. The Company incurred $2.3 million in connection with the fourth amendment, which has been recognized as interest expense for the year ended September 30, 2023.
•During the year ended September 30, 2022, the Company entered into the third amendment to the Amended and Restated Credit Agreement (the "Credit Agreement") that provided incremental capacity on the Revolver Facility of $500 million that was used to support the acquisition of the Tristar Business and the continuing operations and working capital requirements of the Company. Borrowings under the incremental capacity are subject to a borrowing rate which is subject to SOFR plus margin ranging from 1.75% to 2.75%, per annum or base rate plus margin ranging from 0.75% to 1.75% per annum, with an increase by 25 basis points 270 days after the effective date of the third amendment and an additional 25 basis points on each 90 day anniversary of such date. Outstanding borrowings under the incremental capacity were paid down and the Incremental Revolving Credit Facility Tranche was terminated following the close of the HHI divestiture.
See Note 12 - Debt in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for additional detail regarding debt and refinancing activity.
Tristar Business Acquisition
Following the purchase of the Tristar Business in February 2022, the Company and its HPC segment have been detrimentally impacted by aspects of the acquired business’ operations and products, which have negatively impacted subsequent operating performance and partner relationships of the acquired brands and segment. Since the acquisition, the acquired business realized, among other things, significant distribution challenges, increased levels of retail inventory, reduced sales, increased promotional spending and deductions, higher level of returns, and overall increased amount of costs. Additionally, the segment has subsequently realized unusual losses attributable to the recognition of product recalls for products associated with the brands, increased risks over the realizability of receivables and inventory, and recognized an impairment on assets including the acquired goodwill and tradename intangible assets. Most recently the Company disposed of certain inventory and products associated with the acquired brands after assessing, among other things, performance and quality standards. As of September 30, 2023, the Company believes it has assessed appropriate risks and recognized applicable losses and reserves reflecting the net assets of the Company. The Company is pursuing avenues to remediate and recover such damages and losses realized since the acquisition.
Russia-Ukraine Conflict
The impacts of the Russia-Ukraine conflict and the sanctions imposed in response to the conflict may have an impact on the Company's consolidated operations and cash flow attributable to operations and distribution within the region. The Company does not maintain a significant level of operations within Ukraine and initiated the closing of its in-country commercial operations within Russia to reduce the relative risk and exposure within the region.
Inflation and Supply Chain Constraints
The Company has experienced an inflationary environment on a global basis in the wake of the COVID-19 pandemic and supply chain constraints such as increased labor shortages, increased freight and distribution costs from transportation and logistics, higher commodity costs, rising energy pricing, and foreign currency volatility. Together with labor shortages and higher demand for talent, the current economic environment is driving higher wages. Our ability to meet labor needs, control wage and labor-related costs and minimize labor disruptions will be key to our success of operating our business and executing our business strategies. In response to inflation, our segments have taken pricing actions to address rising costs and foreign currency fluctuations to mitigate impacts to our margins. While we have seen more stability in the recent economic environment, we are unable to predict how long the current inflationary environment will continue and we expect the economic environment to remain uncertain as we navigate the current geopolitical environment, post-pandemic volatility, labor challenges, changes in supply chain and the overall current economic environment.

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
Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and/or impact from acquisitions (where applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rates and acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the current period net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period.
The following is a reconciliation of net sales to organic net sales of SBH and SB/RH for the year ended September 30, 2023 compared to net sales for the year ended September 30, 2022:

	September 30, 2023					Net Sales September 30, 2022	Variance
(in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales
GPC	$1,139.0	$14.1	$1,153.1	$—	$1,153.1	$1,175.3	$(22.2)	(1.9%)
H&G	536.5	—	536.5	—	536.5	587.1	(50.6)	(8.6%)
HPC	1,243.3	36.9	1,280.2	(89.9)	1,190.3	1,370.1	(179.8)	(13.1%)
Total	$2,918.8	$51.0	$2,969.8	$(89.9)	$2,879.9	$3,132.5	(252.6)	(8.1%)

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP metric used by management, which we believe provide useful information to investors because they reflect the ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. They also facilitate comparisons between peer companies since interest, taxes, depreciation, and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants. See Note 12 - Debt in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail.
EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Share based compensation costs consist of costs associated with long-term compensation arrangements that generally consist of non-cash, stock-based compensation. See Note 18 - Share Based Compensation in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further details;
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
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations, including impairments from property, plant and equipment, operating and finance leases, and goodwill and other intangible assets; See Note 10 - Property, Plant and Equipment, Note 11 - Goodwill and intangible Assets and Note 13 - Leases in Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further details;
•Non-cash gain from the remeasurement of the contingent consideration liability associated with the Tristar Business acquisition, recognized during the years ended September 30, 2023 and 2022. See Note 4 - Acquisitions in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further details;
•Non-cash gain realized from the repurchase of debt obligations at a discount, net deferred financing costs, during the year ended September 30, 2023. See Note 12 - Debt in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further details;
•Incremental reserves for non-recurring litigation or environmental remediation activity including the proposed settlement of outstanding litigation at our H&G and HPC segments attributable to significant and unusual nonrecurring matters with no previous history or precedent recognized during the years ended September 30, 2023 and 2022. See Note 20 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further detail;
•Impact from the early settlement of foreign currency cash flow hedges in the prior year, resulting in subsequent assumed losses at the original stated maturities of foreign currency cash flow hedges in our EMEA region that were settled early due to changes in the Company's legal entity organizational structure and forecasted purchasing strategy of HPC finished goods inventory within the region, resulting in the recognition of excluded gains during the year ended September 30, 2022 intended to mitigate costs through the year ending September 30, 2023;
•Incremental costs recognized by the HPC segment during the year ended September 30, 2023 for the approved disposal of select product SKUs and models associated with the acquired brands from the Tristar Business acquisition after assessing, among other things, performance and quality standards, and the business risks associated with the continued support and distribution of such products. HPC management has suspended further sale of the selected products as part of a shift in its strategy for distribution and development within its brand portfolio and avoid deterioration and further reduction in the value of the acquired brands and supported products;
•Incremental costs recognized by the HPC segment attributable to the realization of product recalls initiated by the Company with costs realized during the years ended September 30, 2023 and 2022. See Note 20 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for further details;
•Other adjustments primarily attributable to (1) costs associated with Salus as they are not considered a component of the continuing commercial products company; (2) key executive severance related costs; (3) asset write-off for exit of certain GPC brands within China during year ended September 30, 2022, and (4) write-off of cost based investment previously held by the GPC segment during the year ended September 30, 2022.
Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of reported net sales for the respective period and segment.

The following is a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA and Adjusted EBITDA margin for SBH and its segments for the year ended September 30, 2023.

(in millions)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$134.0	$(5.0)	$(215.8)	$(146.9)	$(233.7)
Income tax benefit	—	—	—	(56.5)	(56.5)
Interest expense	—	—	—	127.0	127.0
Depreciation	15.2	7.3	11.8	14.6	48.9
Amortization	22.2	11.5	8.6	—	42.3
EBITDA	171.4	13.8	(195.4)	(61.8)	(72.0)
Share based compensation	—	—	—	17.2	17.2
Tristar Business integration	—	—	11.5	—	11.5
HHI divestiture	—	—	—	8.4	8.4
HPC separation initiatives	—	—	—	4.2	4.2
Coevorden operations divestiture	2.7	—	—	—	2.7
Fiscal 2023 restructuring initiatives	3.0	—	4.4	—	7.4
Fiscal 2022 restructuring initiatives	(0.3)	0.2	—	0.5	0.4
Global ERP transformation	—	—	—	11.4	11.4
Russia closing initiatives	—	—	3.2	—	3.2
HPC brand portfolio transitions	—	—	2.5	—	2.5
Other project costs	1.3	2.5	2.3	5.1	11.2
Impairment of equipment and operating lease assets	9.0	0.1	1.7	—	10.8
Impairment of goodwill	—	—	111.1	—	111.1
Impairment of intangible assets	—	56.0	64.7	—	120.7
Unallocated shared costs	—	—	—	18.0	18.0
Non-cash purchase accounting adjustments	—	—	1.9	—	1.9
Gain from remeasurement of contingent consideration liability	—	—	(1.5)	—	(1.5)
Gain from debt repurchase	—	—	—	(7.9)	(7.9)
Legal and environmental	—	(0.2)	3.2	—	3.0
Early settlement of foreign currency cash flow hedges	—	—	4.9	—	4.9
HPC product disposal	—	—	20.6	—	20.6
HPC product recall	—	—	7.7	—	7.7
Salus and other adjustments	3.5	0.1	0.3	1.7	5.6
Adjusted EBITDA	$190.6	$72.5	$43.1	$(3.2)	$303.0
Net sales	$1,139.0	$536.5	$1,243.3	$—	$2,918.8
Adjusted EBITDA Margin	16.7%	13.5%	3.5%	—	10.4%

The following is a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA and Adjusted EBITDA margin for SBH and its segments for the year ended September 30, 2022.

(in millions)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$75.2	$57.2	$25.4	$(234.8)	$(77.0)
Income tax benefit	—	—	—	(13.3)	(13.3)
Interest expense	—	—	—	99.4	99.4
Depreciation	14.8	7.2	12.4	14.6	49.0
Amortization	22.6	11.4	16.3	—	50.3
EBITDA	112.6	75.8	54.1	(134.1)	108.4
Share based compensation	—	—	—	10.2	10.2
Tristar Business acquisition and integration	—	—	24.3	—	24.3
Rejuvenate integration	—	6.8	—	—	6.8
Armitage integration	1.4	—	—	—	1.4
Omega production integration	4.6	—	—	—	4.6
HHI divestiture	—	—	—	6.3	6.3
HPC separation initiatives	—	—	—	19.1	19.1
Coevorden operations divestiture	8.8	—	—	—	8.8
Fiscal 2022 restructuring initiatives	3.6	0.7	4.9	0.6	9.8
Global ERP transformation	—	—	—	13.1	13.1
GPC distribution center transition	35.8	—	—	—	35.8
Global productivity improvement program	0.8	—	2.4	1.9	5.1
Russia closing initiatives	—	—	1.9	—	1.9
HPC brand portfolio transitions	—	—	1.3	—	1.3
Other project costs	0.1	—	0.5	11.5	12.1
Legal and environmental	—	1.5	—	—	1.5
Gain from remeasurement of contingent consideration liability	—	—	(28.5)	—	(28.5)
Unallocated shared costs	—	—	—	27.6	27.6
Early settlement of foreign currency cash flow hedges	—	—	(5.1)	—	(5.1)
HPC product recall	—	—	5.5	—	5.5
Non-cash purchase accounting adjustments	—	—	8.3	—	8.3
Salus and other adjustments	0.9	1.4	—	2.5	4.8
Adjusted EBITDA	$168.6	$86.2	$69.6	$(41.3)	$283.1
Net sales	$1,175.3	$587.1	$1,370.1	$—	$3,132.5
Adjusted EBITDA Margin	14.3%	14.7%	5.1%		9.0%

The following is a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA and Adjusted EBITDA margin for SB/RH and its segments for the year ended September 30, 2023.

(in millions)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$134.0	$(5.0)	$(215.8)	$(139.5)	$(226.3)
Income tax benefit	—	—	—	(55.1)	(55.1)
Interest expense	—	—	—	120.5	120.5
Depreciation	15.2	7.3	11.8	14.6	48.9
Amortization	22.2	11.5	8.6	—	42.3
EBITDA	171.4	13.8	(195.4)	(59.5)	(69.7)
Share based compensation	—	—	—	15.7	15.7
Tristar Business integration	—	—	11.5	—	11.5
HHI divestiture	—	—	—	8.4	8.4
HPC separation initiatives	—	—	—	4.2	4.2
Coevorden operations divestiture	2.7	—	—	—	2.7
Fiscal 2023 restructuring initiatives	3.0	—	4.4	—	7.4
Fiscal 2022 restructuring initiatives	(0.3)	0.2	—	0.5	0.4
Global ERP transformation	—	—	—	11.4	11.4
Russia closing initiatives	—	—	3.2	—	3.2
HPC brand portfolio transitions	—	—	2.5	—	2.5
Other project costs	1.3	2.5	2.3	5.1	11.2
Impairment of equipment and operating lease assets	9.0	0.1	1.7	—	10.8
Impairment of goodwill	—	—	111.1	—	111.1
Impairment of intangible assets	—	56.0	64.7	—	120.7
Unallocated shared costs	—	—	—	18.0	18.0
Non-cash purchase accounting adjustments	—	—	1.9	—	1.9
Gain from remeasurement of contingent consideration liability	—	—	(1.5)	—	(1.5)
Gain from debt repurchase	—	—	—	(7.9)	(7.9)
Legal and environmental	—	(0.2)	3.2	—	3.0
Early settlement of foreign currency cash flow hedges	—	—	4.9	—	4.9
HPC product disposal	—	—	20.6	—	20.6
HPC product recall	—	—	7.7	—	7.7
Other adjustments	3.5	0.1	0.3	1.5	5.4
Adjusted EBITDA	$190.6	$72.5	$43.1	$(2.6)	$303.6
Net sales	$1,139.0	$536.5	$1,243.3	$—	$2,918.8
Adjusted EBITDA Margin	16.7%	13.5%	3.5%	—	10.4%

The following is a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA and Adjusted EBITDA margin for SB/RH and its segments for the year ended September 30, 2022.

(in millions)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$75.2	$57.2	$25.4	$(232.8)	$(75.0)
Income tax benefit	—	—	—	(12.9)	(12.9)
Interest expense	—	—	—	99.8	99.8
Depreciation	14.8	7.2	12.4	14.6	49.0
Amortization	22.6	11.4	16.3	—	50.3
EBITDA	112.6	75.8	54.1	(131.3)	111.2
Share based compensation	—	—	—	9.1	9.1
Tristar Business acquisition and integration	—	—	24.3	—	24.3
Rejuvenate integration	—	6.8	—	—	6.8
Armitage integration	1.4	—	—	—	1.4
Omega production integration	4.6	—	—	—	4.6
HHI divestiture	—	—	—	6.3	6.3
HPC separation initiatives	—	—	—	19.1	19.1
Coevorden operations divestiture	8.8	—	—	—	8.8
Fiscal 2022 restructuring initiatives	3.6	0.7	4.9	0.6	9.8
Global ERP transformation	—	—	—	13.1	13.1
GPC distribution center transition	35.8	—	—	—	35.8
Global productivity improvement program	0.8	—	2.4	1.9	5.1
Other project costs	0.1	—	0.5	11.5	12.1
Unallocated shared costs	—	—	—	27.6	27.6
Gain from remeasurement of contingent consideration liability	—	—	(28.5)	—	(28.5)
Russia closing initiatives	—	—	1.9	—	1.9
Early settlement of foreign currency cash flow hedges	—	—	(5.1)	—	(5.1)
HPC brand portfolio transitions	—	—	1.3	—	1.3
Non-cash purchase accounting adjustments	—	—	8.3	—	8.3
Legal and environmental	—	1.5	—	—	1.5
HPC product recall	—	—	5.5	—	5.5
Other adjustments	0.9	1.4	—	2.2	4.5
Adjusted EBITDA	$168.6	$86.2	$69.6	$(39.9)	$284.5
Net sales	$1,175.3	$587.1	$1,370.1	$—	$3,132.5
Adjusted EBITDA Margin	14.3%	14.7%	5.1%	—	9.1%

Consolidated Results of Operations
The following section provides an analysis of our operations for the years ended September 30, 2023 and 2022. For a discussion of our fiscal 2021 results, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's Annual Report on Form 10-K for the year ended September 30, 2022 filed with the SEC on November 23, 2021.
SBH
The following is summarized consolidated results of operations for SBH for the years ended September 30, 2023 and 2022, respectively:

(in millions, except %)	2023	2022	Variance
Net sales	$2,918.8	$3,132.5	$(213.7)	(6.8%)
Gross profit	924.3	990.4	(66.1)	(6.7%)
Gross profit margin	31.7%	31.6%	10	bps
Operating expenses	$1,129.9	$967.2	$162.7	16.8%
Interest expense	127.0	99.4	27.6	27.8%
Interest income	(38.3)	(0.6)	(37.7)	n/m
Gain on debt repurchase	(7.9)	—	(7.9)	n/m
Other non-operating expense, net	3.8	14.7	(10.9)	(74.1)%
Income tax benefit	(56.5)	(13.3)	(43.2)	324.8%
Net loss from continuing operations	(233.7)	(77.0)	(156.7)	203.5%
Income from discontinued operations, net of tax	2,035.6	149.7	1,885.9	n/m
Net income	1,801.9	72.7	1,729.2	n/m
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the years ended September 30, 2023 and 2022 and the principal components of changes in net sales for the respective periods.

(in millions, except %)	2023	2022	Variance
GPC	$1,139.0	$1,175.3	$(36.3)	(3.1%)
H&G	536.5	587.1	(50.6)	(8.6%)
HPC	1,243.3	1,370.1	(126.8)	(9.3%)
Net Sales	$2,918.8	$3,132.5	(213.7)	(6.8%)

(in millions)	2023
Net Sales for the year ended September 30, 2022	$3,132.5
Increase due to acquisition	89.9
Decrease in GPC	(22.2)
Decrease in H&G	(50.6)
Decrease in HPC	(179.8)
Foreign currency impact, net	(51.0)
Net Sales for the year ended September 30, 2023	$2,918.8
Gross Profit. Gross profit decreased primarily due to lower sales volume with unfavorable mix earlier in the year from the realization of higher inventoried costs accumulated in the prior year offset by positive pricing and improved supply chain costs offsetting the impact to gross profit margin.
Operating Expenses. Operating expenses increased due to the recognition of an impairment of goodwill with the HPC segment of $111.1 million and impairment of intangible assets of $120.7 million, offset by lower sales volume reducing selling costs, operating cost savings and restructuring initiatives, plus a prior year gain from remeasurement of a gain contingency of $28.5 million associated with the Tristar Business acquisition. See Note 11 - Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail. Selling expense decreased $52.9 million from a reduction in distribution and transportation costs with improved operating effectiveness plus initiatives to reduce operating spend, with partial offset from an impairment of equipment and operating lease assets. See Note 10 - Property, Plant and Equipment in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail. General and administrative expenses decreased $39.0 million from operating spend initiatives and lower project cost towards strategic transactions and restructuring initiatives.
Interest Expense. Interest expense increased due to a higher level of outstanding borrowings on the Revolver Facility during the most of the year with increased borrowing rates on variable rate debt plus additional costs for the amendment to the Credit Agreement to temporarily increase the maximum consolidated total net leverage ratio and write-off of deferred financing costs and original issuance discount with the extinguishment of the Term Loans, termination of the Incremental Revolving Credit Facility Tranche, and early extinguishment on bonds. See Note 12 – Debt in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail.
Interest Income. Interest income increased due to interest realized on the cash proceeds received from the closing of the HHI divestiture. See Note 3 - Divestitures in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail. Proceeds received from the HHI Divestiture not used towards the pay down of debt or repurchase of stock are being temporarily held in various term deposits and investments.
Gain on Debt Repurchase The Company recognized income from the discount realized on the repurchase of the Company's debt during the year ended September 30, 2023. See Note 12 - Debt in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail.
Other Non-Operating Expense, Net. Other non-operating expense, net decreased primarily due to less volatility of foreign currency.

Income Taxes. The effective tax rate was 19.5% for the year ended September 30, 2023 compared to 14.8% for the year ended September 30, 2022. Our annual effective tax rate is significantly impacted by income earned outside the U.S. that is subject to U.S. tax including the U.S. tax on global intangible low taxed income, certain nondeductible expenses, state income taxes, and foreign rates that differ from the U.S. federal statutory rate. The tax expense for the year ended September 30, 2022 was significantly impacted by a valuation allowance increase and share based compensation. See Note 16 – Income Taxes in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for additional detail.
Income From Discontinued Operations. Income or loss attributable to discontinued operations primarily reflect the income from the discontinued operations of the HHI segment and the resulting gain on sale from the completion of the HHI Divestiture during the year ended September 30, 2023. Income from discontinued operations attributable to the HHI business increased due to the resulting gain on sale from the HHI divestiture offset by lower operating income from the HHI segment prior to disposition due to lower volumes offset by pricing increases and unfavorable mix from higher inventoried costs accumulated in the prior year. See Note 3 - Divestitures in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail.
SB/RH
The following is summarized consolidated results of operations for SB/RH for the years ended September 30, 2023 and 2022:

(in millions, except %)	2023	2022	Variance
Net sales	$2,918.8	$3,132.5	$(213.7)	(6.8)%
Gross profit	924.3	990.4	(66.1)	(6.9)%
Gross profit margin	31.7%	31.6%	10	bps
Operating expenses	$1,127.6	$964.5	$163.1	16.9%
Interest expense	120.5	99.8	20.7	20.7%
Interest income	(38.3)	(0.6)	(37.7)	n/m
Gain on debt repurchase	(7.9)	—	(7.9)	n/m
Other non-operating expense, net	3.8	14.6	(10.8)	(74.0)%
Income tax benefit	(55.1)	(12.9)	(42.2)	327.1%
Net loss from continuing operations	(226.3)	(75.0)	(151.3)	201.7%
Income from discontinued operations, net of tax	2,035.6	149.7	1,885.9	n/m
Net income	1,809.3	74.7	1,734.6	n/m
n/m = not meaningful
For the years ended September 30, 2023 and 2022, the change in net sales, gross profit and gross profit margin, operating expenses, interest expense, interest income, gain on debt repurchase, and other non-operating expenses are primarily attributable to changes in SBH previously discussed. Income from discontinued operations is attributable to SBH previously discussed. The effective tax rate was 19.6% for the year ended September 30, 2023 compared to 14.6% for the year ended September 30, 2022. The change in tax rate is primarily attributable to the changes in SBH previously discussed.
Segment Financial Data
This section provides an analysis of our results of reportable segments for the years ended September 30, 2023 and 2022. For a discussion of our fiscal 2021 results, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's Annual Report on Form 10-K for the year ended September 30, 2022 filed with the SEC on November 22, 2022.
Global Pet Care (GPC)

(in millions, except %)	2023	2022	Variance
Net sales	$1,139.0	$1,175.3	$(36.3)	(3.1%)
Operating income	134.4	78.3	56.1	71.6%
Operating income margin	11.8%	6.7%	510	bps
Adjusted EBITDA	$190.6	$168.6	$22.0	13.0%
Adjusted EBITDA margin	16.7%	14.3%	240	bps
Net sales decreased due to reduction in aquatics sales, higher retail inventory levels earlier in the year leading to lower replenishment sales and unfavorable foreign exchange rates offset by pricing adjustments. Organic net sales decreased $22.2 million, or 1.9% excluding unfavorable foreign exchange impact of $14.1 million.
Operating income, adjusted EBITDA and margins increased due to lower distribution costs and improved fulfillment compared to prior year disruptions, positive pricing adjustments, and savings from prior year cost reduction initiatives and with additional operating spend reduction actions in the current year. Operating income was further impacted by the impairment of equipment and operating leases realized during the year. See Note 10 - Property, Plant and Equipment and Note 13 - Leases in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for additional detail.

Home & Garden (H&G)

(in millions, except %)	2023	2022	Variance
Net sales	$536.5	$587.1	$(50.6)	(8.6%)
Operating (loss) income	(5.0)	57.3	(62.3)	n/m
Operating (loss) income margin	(0.9%)	9.8%	(1,070)	bps
Adjusted EBITDA	$72.5	$86.2	$(13.7)	(15.9%)
Adjusted EBITDA margin	13.5%	14.7%	(120)	bps
n/m = not meaningful
Net sales decreased due to adverse weather conditions leading to lower POS and replenishment orders which also drove retailers to be conservative with inventory planning and further reduce retail inventory levels, further impacted by a strong early season inventory build in the prior year and slow spring cleaning season impacting cleaning products category contributed by the POS decline.
Operating (loss) income, adjusted EBITDA and margins decreased due to lower volumes, the realization of high inventoried costs accumulated in the prior year, partially mitigated by fixed cost restructuring and operational cost reductions, with an impairment of intangible assets of $56.0 million further impacting operating loss and margin. See Note 11 - Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for additional detail.
Home & Personal Care (HPC)

(in millions, except %)	2023	2022	Variance
Net sales	$1,243.3	$1,370.1	$(126.8)	(9.3%)
Operating (loss) income	(214.7)	30.2	(244.9)	n/m
Operating (loss) income margin	(17.3%)	2.2%	(1,950)	bps
Adjusted EBITDA	$43.1	$69.6	$(26.5)	(38.1%)
Adjusted EBITDA margin	3.5%	5.1%	(160)	bps
n/m = not meaningful
Net sales decreased due to decrease in product category POS with kitchen appliances, predominantly in NA, from lower consumer demand, further impacted by the high competitive landscape and closing of our Russia commercial operations with increased promotional spending and reduced placements, most significantly due to products associated with the Tristar Business acquisition which were challenged by high retail inventory levels and slower direct to consumer sales. Organic net sales decreased $179.8 million or 13.1%, excluding acquisition sales of $89.9 million, with significant unfavorable foreign currency impact of $36.9 million.
Operating (loss) income, adjusted EBITDA and margins decreased due to lower volumes, significant inventory write-offs, sale of higher cost inventory accumulated in the prior year, higher level of inventory excess and obsolescence, and unfavorable foreign currency, offset by cost savings initiatives and reduction of operating spend during the year. Operating (loss) income was further impacted by the impairment of goodwill of $111.1 million, impairment of intangible assets of $64.7 million and management election to dispose of select products associated with the Tristar Business acquisition. See Note 9 - Inventory and Note 11 - Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for additional detail.
Liquidity and Capital Resources
This section provides a discussion of our financial condition and an analysis of our cash flows for the years ended September 30, 2023 and 2022. For a discussion of our fiscal 2021 results, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's Annual Report on Form 10-K for the year ended September 30, 2022 filed with the SEC on November 22, 2022. This section also provides a discussion of our contractual operations and other commercial commitments as well as our ability to fund future commitments and operating activities through sources of capital as of September 30, 2023.
The following is a summary of the Company’s net cash flows from continuing operations for the years ended September 30, 2023 and 2022:

	SBH		SB/RH
(in millions)	2023	2022	2023	2022
Operating activities	$8.0	$(231.5)	$(291.4)	$(263.5)
Investing activities	$3,191.9	$(335.9)	$3,191.9	$(335.9)
Financing activities	$(2,263.3)	$490.7	$(1,962.0)	$523.1
Cash flows from operating activities
Cash flows provided by operating activities for SBH continuing operations increased $239.5 million due to the a reduction in cash used for working capital, primarily with the reduced purchasing and overall inventory reduction compared to higher supply chain costs in the prior year, plus lower strategic transactions and restructuring initiative spending. Cash flows used by operating activities for SB/RH continuing operations increased $27.9 million primarily due to the SBH items previously discussed with incremental cash outflow under the tax sharing agreement with SBH and utilization of NOLs held by the parent company.
Cash flows from investing activities
Cash flows provided by investing activities for SBH continuing operations increased $3,527.8 million due to net cash proceeds from the HHI divestiture of $4,334.7 million, cash used in the prior year for the acquisition of the Tristar Business of $272.1 million and reduced capital expenditures. Cash flows provided by investing activities for SB/RH continuing operations increased $3,527.8 million due to the SBH items previously discussed.

Cash flows from financing activities
Cash flows used by financing activities for SBH continuing operations increased $2,754.0 million due to the pay down of debt, debt repurchases and treasury share repurchases following the HHI divestiture. During the year ended September 30, 2023, the Company paid down borrowings on its outstanding Revolver Facility and Term Loan, redeemed its 5.75% Senior Notes due 2025, and engaged in open market repurchases of a portion of outstanding Senior Notes, resulting in total cash used towards the repayment of debt of $1,646.8 million. Refer to Note 12 - Debt in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information. During the year ended September 30, 2023, the Company used $500.0 million for the repurchase of common stock under an accelerated share repurchase agreement, along with incremental open market share repurchases of $34.7 million. See Note 17 - Shareholder's Equity in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information. There was no issuance of common stock, other than through the Company's share-based compensation plan, which is recognized as a non-cash financing activity. Cash dividend payments decreased due to lower shares outstanding with a consistent quarterly dividend rate of $0.42 per shares. Cash flows from financing activities for SB/RH continuing operations for the year ended September 30, 2023 are highly dependent upon the financing cash flow activity of SBH.
Liquidity Outlook
Our ability to generate cash flow from operating activities coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payments on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based upon our current and anticipated level of operations, existing cash balances, and availability under our credit facility, we expect cash flows from operations to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of September 30, 2023, the Company had borrowing availability of $586.9 million, net of outstanding letters of credit of $13.1 million, under our credit facility. Liquidity and capital resources of SB/RH are highly dependent upon the cash flow activities of SBH. Subsequent to September 30, 2023, the Company entered into an amendment to the Credit Agreement, resulting in a reduction of the Revolver Facility capacity to $500.0 million. Refer to Note 12 - Debt in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for further detail. Following the amendment to the Credit Agreement, the borrowing availability of the Revolver Facility would have been reduced to $486.9 million, net of outstanding letters of credit of $13.1 million.
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
During the year ended September 30, 2023, the Company completed the HHI divestiture resulting in a significant net cash inflow of $4,334.7 million. The Company used a portion of the proceeds to repay the outstanding balance on the Term Loan of $392.0 million and the Revolver Facility of $715.0 million, as well as to redeem its 5.75% Notes due 2025, of which $450.0 million in aggregate principal amount was outstanding. Additionally, the Company initiated a process of repurchasing Senior Notes available for sale on the open market, at a discount, which are ultimately retired upon receipt resulting in the repurchase of $61.4 million in aggregate principal amount of Senior Notes and the recognition of a gain of $7.9 million, including realized discounts and write-off of related deferred issuance costs. See Note 12 - Debt in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further detail. The Company may continue to make repayments on its debt obligations in the future, which may include repayments, redemptions, repurchases, refinancing or exchanges of its outstanding Senior Notes, any of which will be dependent on various factors, including market conditions. Any such repurchases may be effected through a variety of means, including privately negotiated transactions, market transactions, tender offers, redemptions or as otherwise required or permitted by the instruments covering the Company's outstanding indebtedness.
The Company also used $500.0 million of cash on hand following the HHI divestitures to repurchase shares of common stock through an accelerated share repurchase agreement. See Note 17 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further detail. The accelerated share repurchase is expected to result in a net delivery settlement of shares by its maturity in December 2023 and does not require any further obligation for cash payment at settlement. The Company also repurchased $34.7 million of additional shares through open market purchases during the year ended September 30, 2023. We may, from time to time, seek to repurchase additional shares of our common stock and any further repurchase activity will be dependent on prevailing market conditions, liquidity requirements and other factors.
The Company will continue to evaluate the deployment of cash proceeds from the HHI divestiture, including the consideration of further debt reduction, but also intends to use a portion of the transaction proceeds to invest in its long-term operating performance and free cash flow generating capacity, seek opportunities to invest in its employees and talent base, marketing, advertising and innovation of new products and infrastructure, as well as consideration towards opportunistic, attractive and synergistic acquisition opportunities within its continuing segments. During such time, the Company intends to temporarily invest a portion of its cash proceeds in short-term investments until such expenditures are considered required or necessary to the Company in executing its strategic plans and initiatives. Additionally, if the Company does not use the proceeds from the HHI divestiture to repay debt or reinvest in the business within certain time periods as required by the terms of the Company's outstanding indebtedness, the Company may be required to make an asset sale offer to the holders of its outstanding Senior Notes pursuant to the terms of the Company's outstanding indebtedness. As of September 30, 2023, the Company has a net outstanding obligation to ASSA of $23.3 million, which is primarily for the estimated purchase price settlement, cash flow settlement for subsequent commingled operations and net TSA charges including amounts subject to repayment by the Company.
We maintain a capital structure that we believe provides us with sufficient access to credit and capital markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. At September 30, 2023, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 4.00% Notes due October 1, 2026, the 5.00% Notes due October 1, 2029, the 5.50% Notes due July 15, 2030, and the 3.875% Notes due March 15, 2031.
A portion of our cash balance is located outside the U.S. given our international operations. We manage our worldwide cash requirements centrally by reviewing available cash balances across our worldwide group and the cost effectiveness with which this cash can be accessed. We generally repatriate cash from non-U.S. subsidiaries, provided the cost of the repatriation is not considered material. The counterparties that hold our deposits consist of major financial institutions. At September 30, 2023, we believe there is approximately $40-50 million of foreign cash available for repatriation.

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
From time to time the Company enters into factoring agreements and customers' supply chain financing arrangements to provide for the sale of certain trade receivables to unrelated third-party financial institutions. The factored receivables are accounted for as a sale without recourse, and the balance of the receivables sold are removed from the Consolidated Balance Sheet at the time of the sales transaction, with the proceeds received recognized as an operating cash flow. Amounts received from customers for factored receivables are recognized as a payable and remitted to the factor based upon terms of the factoring agreements. Following the closing of the HHI divestiture and receipt of related proceeds, the Company has temporarily suspended most of its receivable factoring activity and intends to terminate the remainder when contractually possible in Fiscal 2024. Additionally, the Company facilitates a voluntary supply chain financing program to provide certain of its suppliers with the opportunity to sell receivables due from the Company (the Company's trade payables) to an unrelated third-party financial institution under the sole discretion of the supplier and the participating financial institution. There are no guarantees provided by the Company or its subsidiaries and we do not enter into any agreements with the suppliers regarding their participation. The Company's responsibility is limited to payments on the original terms negotiated with its suppliers, regardless of whether the suppliers sell their receivables to the financial institution and continue to be recognized as accounts payable on the Company's Consolidated Balance Sheet with cash flow activity recognized as an operating cash flow.
Debt obligations
Our debt obligations, excluding finance leases, have varying maturity dates with no material outstanding principal payments due within the following 12 months. Refer to Note 12 - Debt in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for expiration dates and maturity schedules on outstanding debt obligations for the following 5 years and thereafter. In addition to the outstanding principal on our debt, we anticipate annual interest payments of $70.8 million in the aggregate and includes interest under our: (i) 4.00% Notes of $18.0 million; (ii) 5.00% Notes of $14.9 million; (iii) 5.50% Notes of $15.9 million; (iv) 3.875% Notes of $17.6 million; (v) interest of approximately $3.4 million attributable to finance leases; and (vi) interest cost of $1.0 million attributable to unused fee associated with the Revolver Facility. Interest on the notes is payable semi-annually in arrears and interest on borrowings under the Revolver Facility, if any, would be payable on various interest payment dates as provided in the Credit Agreement.
Lease obligations
The Company enters into leases primarily pertaining to real estate for manufacturing facilities, distribution centers, office space, warehouses, and various equipment including automobiles, machinery, computers, and office equipment, amongst others. Lease obligations with a term in excess of 12 months are recognized on the Company's Consolidated Statement of Financial Position. See Note 13 - Leases of the Notes to the Consolidated Financial Statement included elsewhere in the Annual Report for further detail, including maturity schedule on outstanding finance and operating lease obligations for the following 5 years and thereafter, including imputed interest not reflected on the Consolidated Statements of Financial Position, as well as additional disclosure on lease commitments that have not yet commenced and therefore not yet reflected as a obligation on the Consolidated Statements of Financial Position..
Employee benefit plan obligations
The Company and its subsidiaries are sponsors to various defined benefit pension plans covering some of its employees that provide post-employment benefits of stated amounts for each year of service, including a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans. The Company's recognizes an actuarial determined unfunded projected benefit obligation recognized as Other Long-Term Liabilities on the Company's Consolidated Statement of Financial Position, net fair value of dedicated plan assets. See Note 15 - Employee Benefit Plans in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further detail included projected payments towards the future obligation for the following 5 years and thereafter. The Company anticipates that benefit obligations will be predominantly paid through dedicated plan assets. Future contributions to defined benefit plans are not expected to be material to the operations and cash flow for the Company.
Other commitments and obligations
Other commitments and obligations include an outstanding mandatory repatriation tax liability of $15.0 million that is payable over the next 3 years, with $3.9 million due and payable in the next 12 months. See Note 16 - Income Taxes in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
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
The Company has recognized other payables associated with indemnifications following divestitures, including tax indemnifications, that we cannot reasonably predict the ultimate outcome of our obligation; however it is reasonably possible that during the next 12 months, some portion of our indemnification payable could be recognized. As of September 30, 2023, there are $8.6 million of indemnification liabilities recognized as Other Current Liabilities and $19.3 million recognized as Other Long-Term Liabilities on the Consolidated Statement of Financial Position. See Note 3 – Divestitures in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Guarantor Statements - SB/RH
SBI has issued the 4.00% Notes under the 2026 Indenture, the 5.00% Notes under the 2029 Indenture, the 5.50% Notes under the 2030 Indenture, and the 3.875% Notes under the 2031 Indentures (collectively, the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by SB/RH and SBI’s domestic subsidiaries. The Notes and the related guarantees rank equally in right of payment with all of SBI and the guarantors’ existing and future senior indebtedness and rank senior in right of payment to all of SBI and the guarantors’ future indebtedness that expressively provide for its subordination to the Notes and the related guarantees. Non-guarantor subsidiaries primarily consist of SBI’s foreign subsidiaries.
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

(in millions)	2023
Statement of Operations Data
Third-party net sales	$1,842.1
Intercompany net sales to non-guarantor subsidiaries	11.1
Total net sales	1,853.2
Gross profit	542.1
Operating loss	(322.5)
Net income from continuing operations	0.1
Net income	2,006.3
Net income attributable to controlling interest	2,006.3
Statement of Financial Position Data
Current Assets	$2,773.6
Noncurrent Assets	1,974.9
Current Liabilities	1,398.6
Noncurrent Liabilities	1,868.2
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of September 30, 2023 are as follows:

(in millions)	2023
Statement of Financial Position Data
Current receivables from non-guarantor subsidiaries	$37.6
Long-term receivable from non-guarantor subsidiaries	104.0
Current payable to non-guarantor subsidiaries	283.1
Long-term debt with non-guarantor subsidiaries	2.0

Critical Accounting Policies and Estimates
Our Consolidated Financial Statements have been prepared in accordance with GAAP and fairly present our financial position and results of operations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its accounting estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances and evaluates its estimates on an ongoing basis. The following section identifies and summarizes those accounting policies considered by management to be the most critical to understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our results of operations, financial position and cash flows. The application of these accounting policies requires judgment and use of assumptions as to future events and outcomes that are uncertain and, as a result, actual results could differ from these estimates. Refer to Note 2 - Significant Accounting Policies and Practices in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for all relevant accounting policies.
Goodwill, Intangible Assets and Other Long-Lived Assets
The Company’s goodwill, intangible assets and tangible fixed assets are stated at historical cost, net of depreciation and amortization, less any provision for impairment. Intangible and tangible assets with determinable useful lives are amortized or depreciated on a straight line basis over estimated useful lives. Refer to Note 2 - Significant Accounting Policies and Practices in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for more information about useful lives.
On an annual basis, during the fourth quarter of the fiscal year, or more frequently if triggering events occur, the Company tests for impairment of goodwill by either performing a qualitative assessment or quantitative test for some or all reporting units. Our reporting units are consistent with our operating segments. See Note 21 - Segment Information in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of operating and reporting segments. The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In performing a qualitative assessment, the Company considers events and circumstances, including, but not limited to macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in market value, composition or carrying amount of a reporting unit's net asset, and considering change in the market price of the Company's common stock. If we determine that it is more likely than not the carrying value is greater than the fair value of a reporting unit after assessing the totality of facts and circumstances, a quantitative assessment is performed to determine the reporting unit fair value and measure the impairment. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value of the reporting unit, we use a discounted cash flows methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the reporting unit goodwill and its carrying value. During the year ended September 30, 2023, the Company recognized a full impairment of the HPC reporting unit goodwill. There were no impairments recognized on the Company's GPC and H&G reporting units. See Note 11 - Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion.
In addition to goodwill, the Company has indefinite-lived intangible assets that consist of acquired tradenames. On an annual basis, during the Company’s fourth quarter, or more frequently if triggering events occur, the Company tests for impairment by either performing a qualitative assessment or quantitative test for some or all indefinite-lived intangible assets. The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible assets is less than its carrying amount. In performing a qualitative assessment, the Company considers events and circumstances including, but not limited to, macroeconomic conditions, industry and market conditions, cost factors, changes in strategy and overall financial performance. If we determine that it is more likely than not the carrying value is greater than the fair value of an indefinite lived intangible asset, a quantitative assessment is performed to determine the fair value and measure the impairment. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. If the fair value is less than its carrying value, an impairment loss is recorded for the excess. During the year ended September 30, 2023, we recognized impairments of the Rejuvenate®, PowerXL®, George Foreman® tradenames. There were no further impairments on the remaining tradenames held as indefinite-lived intangible assets. See Note 11 - Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion.
With the recognition of impairments of goodwill and indefinite lived intangible assets during the year ended September 30, 2023, there is potential risk of impairment associated with the Rejuvenate® and PowerXL® tradenames, with a cumulative carrying cost of $84.0 million as of September 30, 2023. There is no remaining goodwill with the HPC reporting unit following the impairment recognized. We do not anticipate that these assets will be subject to further impairment based upon our projections and forecasts used in evaluating the current market value but cannot guarantee that no future impairment will be realized. The risk of future impairment for the Rejuvenate® and PowerXL® tradenames are based upon the results realized during the year ended September 30, 2023, and dependency upon the timing and realization of milestones, as well as the integration of the brands and synergies associated with the acquired businesses.
The Company also reviews other definite-lived intangible assets, tangible fixed assets and operating lease assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset or asset group is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset or asset group did not exceed its carrying value. If impairment is determined to exist, any related impairment loss is calculated based on fair value. For the year ended September 30, 2023, the Company did recognize impairments associated with certain tangible fixed assets and operating leases. See Note 10 - Property, Plant and Equipment and Note 13 - Leases in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion.

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
The Company assesses its income tax positions and records tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available for reporting. For those income tax positions where it is more likely than not that a tax benefit will be sustained upon conclusion of an examination, the Company has recorded a reserve based upon the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority assuming that it has full knowledge of all relevant information. For those income tax positions where it is more likely than not that a tax benefit will not be sustained, the Company did not recognize a tax benefit. As of September 30, 2023, the total amount of unrecognized tax benefits, including interest and penalties, that if not recognized would affect the effective tax rate in future periods was $100.2 million. Our effective tax rate includes the impact of income tax reserves and changes to those reserves when considered appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards or tax credits. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution.
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
As of September 30, 2023, we have U.S. federal net operating loss carryforwards (“NOLs”) of $640.9 million, with a federal tax benefit of $134.6 million and future tax benefits related to state NOLs of $41.3 million. Our total valuation allowance for the tax benefit of deferred tax assets that may not be realized is $333.4 million at September 30, 2023. Of this amount, $244.7 million relates to U.S. net deferred tax assets and $88.7 million relates to foreign net deferred tax assets. We estimate that $149.7 million of valuation allowance related to domestic deferred tax assets cannot be released regardless of the amount of domestic operating income generated due to prior period ownership changes that limit the amount of NOLs and credits we can use.
As of September 30, 2023, we have provided no significant residual U.S. taxes on earnings not yet taxed in the U.S. As of September 30, 2023, we project $1.2 million of additional tax from non-U.S. withholding and other taxes expected to be incurred on repatriation of foreign earnings.
See Note 16 - Income Taxes in the Notes to the Consolidated Financial Statements elsewhere included in this Annual Report.
New Accounting Pronouncements
See Note 2 – Significant Accounting Policies and Practices in the Notes to the Consolidated Financial Statements elsewhere included in this Annual Report for information about recent accounting pronouncements not yet adopted.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Factors
We have market risk exposure from changes in interest rates, foreign currency exchange rates, tariffs, and commodity prices. When appropriate, we use derivative financial instruments to mitigate the risk from such exposures. A discussion of our accounting policies for derivative financial instruments is included in Note 14 - Derivatives in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
Interest Rate Risk
Borrowings on our Revolver Facility are subject variable interest rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. The general levels of SOFR, EURIBOR, CORRA and/or SONIA rates affect interest expense. As of September 30, 2023, and following the completion of the HHI divestiture, repayment of the Term Loan borrowings and borrowings under the Revolver Facility, there are no substantive outstanding debt obligations subject to variable rate fluctuations.
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

At September 30, 2023, we had $456.2 million equivalent of debt denominated in foreign currencies, which consist primarily of the Euro-denominated 4.00% Notes to the equivalent of $448.8 million, which are recorded in a U.S. Dollar functional entity, and the remaining debt primarily consist of finance leases recorded in countries with the same functional currency as the debt. The 4.00% Notes are held as a net investment hedge of the translation of the Company’s net investments in Euro-denominated subsidiaries. See Note 14 - Derivatives in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further discussion.
At September 30, 2023, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $101.4 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $17.1 million.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Spectrum Brands Holdings, Inc.
Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and participation of SBH’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of SBH’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of September 30, 2023. Based on that evaluation, SBH’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was reported within the time periods specified by SEC rules and regulations, and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding the required disclosures.
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
SBH’s management, under the oversight of the principal executive and principal financial officers, and Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO 2013 Framework). Based on this assessment, management has concluded that its internal control over financial reporting was effective as of September 30, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. SBH's internal control over financial reporting as of September 30, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.
Changes in Internal Control Over Financial Reporting. The Company is in the process of implementing a new global enterprise resource planning ("ERP") system, which will replace our existing operating and financial systems which will be implemented over the next several years. The implementation began with the pilot deployment in the fourth quarter of fiscal year 2023 and was limited to our GPC operations in Canada and Noblesville, Indiana. The implementation in other locations will continue over subsequent years. As the project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase.
Except as described above, there have been no changes in SBH's internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as amended) that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, SBH's internal control over financial reporting.

SB/RH Holdings, LLC
Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and participation of SB/RH’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of SB/RH’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of September 30, 2023. Based on that evaluation, SB/RH’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that as of September 30, 2023 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was reported within the time periods specified by SEC rules and regulations, and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding the required disclosures.
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
SB/RH’s management, under the oversight of the principal executive and principal financial officers, and Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO 2013 Framework). Based on this assessment, management has concluded that its internal control over financial reporting was effective as of September 30, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting. The Company is in the process of implementing a new global enterprise resource planning ("ERP") system, which will replace our existing operating and financial systems which will be implemented over the next several years. The implementation began with the pilot deployment in the fourth quarter of fiscal year 2023 and was limited to our GPC operations in Canada and Noblesville, Indiana. The implementation in other locations will continue over subsequent years. As the project continues, the Company continues to emphasize the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase.
Except as described above, there have been no changes in SB/RH's internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as amended) that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, SB/RH's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the three month period ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1" trading agreement.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 401 of Regulation S-K concerning the directors and executive officers of SBH is incorporated herein by reference to the disclosures which will be included in in a subsequent amendment to the Form 10-K, which will be filed no later than 120 days after the end of the SBH’s fiscal year ended September 30, 2023.
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

TEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table summarizes the fees KPMG LLP, our independent registered public accounting firm, billed to the Company.

(in millions)	2023	2022
Audit Fees	$5.6	$5.6
Audit-Related Fees	2.4	5.1
Tax Fees	—	—
All Other Fees	0.4	0.3
Total	$8.4	$11.0
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
Pre-Approval of Independent Auditors Services and Fees
The Audit Committee approved the audit services engagement performed by KPMG LLP for the year ended September 30, 2023. In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee has pre-approved other specified audit, or audit related services, provided that the fees incurred by KPMG LLP in connection with any individual engagement do not exceed $200,000 in any 12-month period. The Audit Committee must approve for an engagement by engagement basis any individual non-audit or tax engagement in any 12-month period. The Audit Committee has delegated to its Chairman the authority to pre-approve any other specific audit or specific non-audit service which was not previously pre-approved by the Audit Committee, provided that any decision of the Chairman to pre-approve other audit or non-audit services shall be presented to the Audit Committee at its next scheduled meeting.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 21, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of goodwill impairment for the Home and Personal Care (HPC) reporting unit
As discussed in Note 2 to the consolidated financial statements, the Company assesses goodwill for impairment on an annual basis for each reporting unit and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. If the carrying value of the reporting unit is more likely than not greater than the fair value of the reporting unit, a quantitative assessment is performed to determine the reporting unit fair value and measure the impairment. The fair value of the HPC reporting unit was estimated using an income approach and a market approach. The income approach is a discounted cash flow methodology which required estimation of future revenues, expenses, and capital expenditures and assumptions about the weighted average cost of capital and perpetuity growth rate. The market approach is a guideline public company method that assessed the value of the reporting unit based upon market multiples derived from financial results of selected comparable companies. As discussed in Note 11, the Company recorded an impairment charge of $111.1 million related to the HPC reporting unit for the year ended September 30, 2023
We identified the assessment of goodwill impairment in the HPC reporting unit as a critical audit matter. Our evaluation of certain assumptions used in the income approach, specifically the determination of (1) the discrete and long-term revenue growth rates used to estimate future revenues and (2) the discount rate, required a high degree of auditor judgment as they were based on subjective determinations of future market and economic conditions. Changes to these assumptions could have had a significant effect on the Company's assessment of the fair value of the reporting unit and the amount of impairment recorded. Additionally, the audit effort associated with the evaluation of the long-term growth rate and discount rate required specialized skill and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the goodwill impairment assessment process, including controls over the determination of discrete and long-term revenue growth rates and the discount rate. We evaluated the Company's discrete revenue growth rate for the HPC reporting unit by comparing such rate to the Company's historical revenue growth rates and industry analyst reports. In addition, we involved valuation professionals with specialized skill and knowledge, who assisted in evaluating the Company's selection of the long-term revenue growth rate and discount rate by:
•comparing the long-term revenue growth rate to long-term economic growth expectations using publicly available third-party data
•comparing the discount rate determined by the Company to a discount rate range that was independently developed using publicly available market data
•performing a sensitivity analysis to assess the impact of possible changes to the discount rate.
Assessment of impairment of the Rejuvenate and PowerXL tradenames
As discussed in Note 2 to the consolidated financial statements, the Company assesses indefinite lived intangible assets for impairment at least annually. If the carrying value is more likely than not greater than the fair value of the indefinite lived intangible asset, a quantitative assessment is performed to determine the fair value and measure impairment. The fair value of indefinite lived intangible assets is determined using an income approach, specifically the relief-from-royalty methodology which requires estimates of future revenues, royalty rates, and the discount rates. As discussed in Note 11, the indefinite lived intangible asset balance, consisting primarily of tradenames, was $778.4 million as of September 30, 2023. As a result of triggering events that occurred during the year ended September 30, 2023, impairment charges of $56.0 million and $45.0 million were recorded for the Rejuvenate and PowerXL tradenames, respectively.

We identified the assessment of impairment of the Rejuvenate and PowerXL tradenames as a critical audit matter. A high degree of challenging auditor judgment was required to evaluate the future revenues and discount rates used to estimate the fair value of these tradenames. Specifically the determination of (1) the discrete and long-term revenue growth rates used to estimate future revenues and (2) the discount rates included subjective determinations of future market and economic conditions. Changes to these assumptions could have a significant effect on the Company's assessment of the fair value of Rejuvenate and PowerXL tradenames. In addition, specialized skill and knowledge were needed to evaluate the long-term revenue growth rates and discount rates.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Rejuvenate and PowerXL tradename impairment process, including controls over the determination of discrete and long-term revenue growth rates and discount rates. We evaluated the Company's discrete revenue growth rates by comparing such rates for each tradename to the Company's historical revenue growth rates and industry analyst reports. We involved valuation professionals with specialized skill and knowledge, who assisted in evaluating the Company's long-term revenue growth rates and discount rates by:
•comparing the long-term revenue growth rates to long-term economic growth expectations using publicly available third-party data
•comparing the discount rates to discount rate ranges that were independently developed using publicly available market data for comparable entities
•performing a sensitivity analysis to assess the impact of possible changes to the discount rates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.
Milwaukee, Wisconsin
November 21, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Spectrum Brands Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Spectrum Brands Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of September 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated November 21, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
November 21, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors
SB/RH Holdings, LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of SB/RH Holdings, LLC and subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the years in the three-year period ended September 30, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.
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
Assessment of goodwill impairment for the Home and Personal Care (HPC) reporting unit
As discussed in Note 2 to the consolidated financial statements, the Company assesses goodwill for impairment on an annual basis for each reporting unit and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. If the carrying value of the reporting unit is more likely than not greater than the fair value of the reporting unit, a quantitative assessment is performed to determine the reporting unit fair value and measure the impairment. The fair value of the HPC reporting unit was estimated using an income approach and a market approach. The income approach is a discounted cash flow methodology which required estimation of future revenues, expenses, and capital expenditures and assumptions about the weighted average cost of capital and perpetuity growth rate. The market approach is a guideline public company method that assessed the value of the reporting unit based upon market multiples derived from financial results of selected comparable companies. As discussed in Note 11, the Company recorded an impairment charge of $111.1 million related to the HPC reporting unit for the year ended September 30, 2023
We identified the assessment of goodwill impairment in the HPC reporting unit as a critical audit matter. Our evaluation of certain assumptions used in the income approach, specifically the determination of (1) the discrete and long-term revenue growth rates used to estimate future revenues and (2) the discount rate, required a high degree of auditor judgment as they were based on subjective determinations of future market and economic conditions. Changes to these assumptions could have had a significant effect on the Company's assessment of the fair value of the reporting unit and the amount of impairment recorded. Additionally, the audit effort associated with the evaluation of the long-term growth rate and discount rate required specialized skill and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the goodwill impairment assessment process, including controls over the determination of discrete and long-term revenue growth rates and the discount rate. We evaluated the Company's discrete revenue growth rate for the HPC reporting unit by comparing such rate to the Company's historical revenue growth rates and industry analyst reports. In addition, we involved valuation professionals with specialized skill and knowledge, who assisted in evaluating the Company's selection of the long-term revenue growth rate and discount rate by:
•comparing the long-term revenue growth rate to long-term economic growth expectations using publicly available third-party data
•comparing the discount rate determined by the Company to a discount rate range that was independently developed using publicly available market data
•performing a sensitivity analysis to assess the impact of possible changes to the discount rate.
Assessment of impairment of the Rejuvenate and PowerXL tradenames
As discussed in Note 2 to the consolidated financial statements, the Company assesses indefinite lived intangible assets for impairment at least annually. If the carrying value is more likely than not greater than the fair value of the indefinite lived intangible asset, a quantitative assessment is performed to determine the fair value and measure impairment. The fair value of the indefinite lived intangible assets is determined using an income approach, specifically the relief-from-royalty methodology which requires estimates of future revenues, royalty rates, and the discount rates. As discussed in Note 11, the indefinite lived intangible asset balance, consisting primarily of tradenames, was $778.4 million as of September 30, 2023. As a result of triggering events that occurred during the year ended September 30, 2023, impairment charges of $56.0 million and $45.0 million were recorded for the Rejuvenate and PowerXL tradenames, respectively.

We identified the assessment of impairment of the Rejuvenate and PowerXL tradenames as a critical audit matter. A high degree of challenging auditor judgment was required to evaluate the future revenues and discount rates used to estimate the fair value of these tradenames. Specifically the determination of (1) the discrete and long-term revenue growth rates used to estimate future revenues and (2) the discount rates included subjective determinations of future market and economic conditions. Changes to these assumptions could have a significant effect on the Company's assessment of the fair value of Rejuvenate and PowerXL tradenames. In addition, specialized skill and knowledge were needed to evaluate the long-term revenue growth rates and discount rates.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Rejuvenate and PowerXL tradename impairment process, including controls over the determination of discrete and long-term revenue growth rates and discount rates. We evaluated the Company's discrete revenue growth rates by comparing such rates for each tradename to the Company's historical revenue growth rates and industry analyst reports. We involved valuation professionals with specialized skill and knowledge, who assisted in evaluating the Company's long-term revenue growth rates and discount rates by:
•comparing the long-term revenue growth rates to long-term economic growth expectations using publicly available third-party data
•comparing the discount rates to discount rate ranges that were independently developed using publicly available market data for comparable entities
•performing a sensitivity analysis to assess the impact of possible changes to the discount rates.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.
Milwaukee, Wisconsin
November 21, 2023

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Financial Position
September 30, 2023 and 2022
(in millions, except per share figures)

(in millions)	2023	2022
Assets
Cash and cash equivalents	$753.9	$243.7
Short term investments	1,103.3	—
Trade receivables, net	477.1	247.4
Other receivables	84.5	95.7
Inventories	462.8	780.6
Prepaid expenses and other current assets	44.3	51.2
Current assets of business held for sale	—	1,816.7
Total current assets	2,925.9	3,235.3
Property, plant and equipment, net	275.1	263.8
Operating lease assets	110.8	82.5
Deferred charges and other	31.8	38.7
Goodwill	854.7	953.1
Intangible assets, net	1,060.1	1,202.2
Total assets	$5,258.4	$5,775.6
Liabilities and Shareholders' Equity
Current portion of long-term debt	$8.6	$12.3
Accounts payable	396.6	453.1
Accrued wages and salaries	46.1	28.4
Accrued interest	20.6	27.6
Income tax payable	114.5	15.5
Other current liabilities	178.4	187.5
Current liabilities of business held for sale	—	463.7
Total current liabilities	764.8	1,188.1
Long-term debt, net of current portion	1,546.9	3,144.5
Long-term operating lease liabilities	95.6	56.0
Deferred income taxes	174.8	60.1
Other long-term liabilities	158.0	57.8
Total liabilities	2,740.1	4,506.5
Commitments and contingencies (Note 20)
Shareholders' equity
Common stock, $0.01 par value; 200.0 million shares authorized; 53.8 million and 53.8 million shares issued, respectively.	0.5	0.5
Additional paid-in capital	1,920.8	2,032.5
Accumulated earnings	2,096.0	362.1
Accumulated other comprehensive loss, net of tax	(249.4)	(303.1)
Treasury stock, 18.5 million and 13.0 million shares, respectively	(1,250.3)	(828.8)
Total shareholders' equity	2,517.6	1,263.2
Noncontrolling interest	0.7	5.9
Total equity	2,518.3	1,269.1
Total liabilities and equity	$5,258.4	$5,775.6
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Income
Years ended September 30, 2023, 2022 and 2021
(in millions, except per share figures)

(in millions, except per share)	2023	2022	2021
Net sales	$2,918.8	$3,132.5	$2,998.1
Cost of goods sold	1,994.5	2,142.1	1,963.5
Gross profit	924.3	990.4	1,034.6
Selling	544.7	597.6	518.5
General and administrative	332.4	371.4	389.2
Research and development	22.5	26.7	29.8
Gain from remeasurement of contingent consideration liability	(1.5)	(28.5)	—
Impairment of goodwill	111.1	—	—
Impairment of intangible assets	120.7	—	—
Total operating expenses	1,129.9	967.2	937.5
Operating (loss) income	(205.6)	23.2	97.1
Interest expense	127.0	99.4	116.5
Interest income	(38.3)	(0.6)	(1.1)
Gain from debt repurchase	(7.9)	—	—
Other non-operating expense (income), net	3.8	14.7	(7.2)
Loss from continuing operations before income taxes	(290.2)	(90.3)	(11.1)
Income tax benefit	(56.5)	(13.3)	(26.4)
Net (loss) income from continuing operations	(233.7)	(77.0)	15.3
Income from discontinued operations, net of tax	2,035.6	149.7	174.3
Net income	1,801.9	72.7	189.6
Net income from continuing operations attributable to non-controlling interest	0.1	0.2	0.2
Net income (loss) from discontinued operations attributable to non-controlling interest	0.3	$0.9	$(0.2)
Net income attributable to controlling interest	$1,801.5	$71.6	$189.6
Amounts attributable to controlling interest
Net (loss) income from continuing operations attributable to controlling interest	$(233.8)	$(77.2)	$15.1
Net income from discontinued operations attributable to controlling interest	2,035.3	148.8	174.5
Net income attributable to controlling interest	$1,801.5	$71.6	$189.6
Earnings Per Share
Basic earnings per share from continuing operations	$(5.92)	$(1.89)	$0.35
Basic earnings per share from discontinued operations	51.57	3.64	4.09
Basic earnings per share	$45.65	$1.75	$4.44
Diluted earnings per share from continuing operations	$(5.92)	$(1.89)	$0.35
Diluted earnings per share from discontinued operations	51.57	3.64	4.04
Diluted earnings per share	$45.65	$1.75	$4.39
Dividend per share	$1.68	$1.68	$1.68
Weighted Average Shares Outstanding
Basic	39.5	40.9	42.7
Diluted	39.5	40.9	43.2
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
Years ended September 30, 2023, 2022 and 2021
(in millions)

(in millions)	2023	2022	2021
Net income	$1,801.9	$72.7	$189.6
Other comprehensive income
Foreign currency translation adjustment
Foreign currency translation gain (loss)	69.0	(147.8)	26.0
Unrealized (loss) gain on net investment hedge	(31.7)	75.8	6.2
Foreign currency translation adjustment before tax	37.3	(72.0)	32.2
Deferred tax effect	7.0	(20.0)	—
Net unrealized gain (loss) on foreign currency translation	44.3	(92.0)	32.2
Unrealized (loss) gain on derivative instruments
Unrealized (loss) gain on derivative instruments before reclassification	(35.3)	30.7	0.1
Net reclassification for loss (gain) to income from continuing operations	12.2	(20.2)	9.2
Net reclassification for loss (gain) to income from discontinued operations	2.3	(2.4)	0.1
Unrealized (loss) gain on derivative instruments after reclassification	(20.8)	8.1	9.4
Deferred tax effect	5.4	2.3	(6.6)
Net unrealized (loss) gain on derivative instruments	(15.4)	10.4	2.8
Defined benefit pension (loss) gain
Defined benefit pension (loss) gain before reclassification	(0.8)	18.3	11.7
Net reclassification for loss to income from continuing operations	0.8	3.6	4.8
Net reclassification for gain to income from discontinued operations	(0.1)	(0.1)	(0.1)
Defined benefit pension (loss) gain after reclassification	(0.1)	21.8	16.4
Deferred tax effect	(0.1)	(8.9)	(1.6)
Net defined benefit pension (loss) gain	(0.2)	12.9	14.8
Deconsolidation of discontinued operations and assets held for sale	26.1	—	—
Net change to derive comprehensive income for the periods	54.8	(68.7)	49.8
Comprehensive income	1,856.7	4.0	239.4
Comprehensive income (loss) from continuing operations attributable to non-controlling interest	0.3	(0.4)	—
Comprehensive (loss) income from discontinuing operations attributable to non-controlling interest	—	(0.5)	0.4
Deconsolidation of discontinued operations attributable to non-controlling interest	0.8	—	—
Comprehensive income attributable to controlling interest	$1,855.6	$4.9	$239.0
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Shareholders’ Equity
Years ended September 30, 2023, 2022 and 2021
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balance at September 30, 2020	43.1	$0.5	$2,054.3	$243.9	$(284.7)	$(606.5)	$1,407.5	$8.3	$1,415.8
Net income from continuing operations	—	—	—	15.1	—	—	15.1	0.2	15.3
Income (loss) from discontinued operations, net of tax	—	—	—	174.5	—	—	174.5	(0.2)	174.3
Other comprehensive income, net of tax	—	—	—	—	49.4	—	49.4	0.4	49.8
Treasury stock repurchases	(1.6)	—	—	—	—	(125.8)	(125.8)	—	(125.8)
Restricted stock issued and related tax withholdings	0.3	—	(20.2)	—	—	15.3	(4.9)	—	(4.9)
Share based compensation	—	—	29.7	—	—	—	29.7	—	29.7
Dividend paid to common shareholders	—	—	—	(73.6)	—	—	(73.6)	—	(73.6)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(1.6)	(1.6)
Balances at September 30, 2021	41.8	0.5	2,063.8	359.9	(235.3)	(717.0)	1,471.9	7.1	1,479.0
Net (loss) income from continuing operations	—	—	—	(77.2)	—	—	(77.2)	0.2	(77.0)
Income from discontinued operations, net of tax	—	—	—	148.8	—	—	148.8	0.9	149.7
Other comprehensive loss, net of tax	—	—	—	—	(67.8)	—	(67.8)	(0.9)	(68.7)
Treasury stock repurchases	(1.4)	—	—	—	—	(134.0)	(134.0)	—	(134.0)
Restricted stock issued and related tax withholdings	0.4	—	(46.7)	—	—	22.2	(24.5)	—	(24.5)
Share based compensation	—	—	15.4	—	—	—	15.4	—	15.4
Dividend paid to common shareholders	—	—	—	(69.4)	—	—	(69.4)	—	(69.4)
Dividend paid by subsidiary to NCI	—	—	—	—	—	—	—	(1.4)	(1.4)
Balances at September 30, 2022	40.8	0.5	2,032.5	362.1	(303.1)	(828.8)	1,263.2	5.9	1,269.1
Net (loss) income from continuing operations	—	—	—	(233.8)	—	—	(233.8)	0.1	(233.7)
Income from discontinued operations, net of tax	—	—	—	2,035.3	—	—	2,035.3	0.3	2,035.6
Sale and deconsolidation of assets held for sale	—	—	—	—	25.3	—	25.3	(5.9)	19.4
Other comprehensive income, net of tax	—	—	—	—	28.4	—	28.4	0.3	28.7
Treasury stock repurchases	(0.4)	—	—	—	—	(38.9)	(38.9)	—	(38.9)
Accelerated share repurchase	(5.3)	—	(100.0)	—	—	(400.0)	(500.0)	—	(500.0)
Restricted stock issued and related tax withholdings	0.2	—	(30.3)	—	—	17.4	(12.9)	—	(12.9)
Share based compensation	—	—	18.6	—	—	—	18.6	—	18.6
Dividend paid to common shareholders	—	—	—	(67.6)	—	—	(67.6)	—	(67.6)
Balances at September 30, 2023	35.3	$0.5	$1,920.8	$2,096.0	$(249.4)	$(1,250.3)	$2,517.6	$0.7	$2,518.3
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years ended September 30, 2023, 2022 and 2021
(in millions)

(in millions)	2023	2022	2021
Cash flows from operating activities
Net income	$1,801.9	$72.7	$189.6
Income from discontinued operations, net of tax	2,035.6	149.7	174.3
Net (loss) income from continuing operations	(233.7)	(77.0)	15.3
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	48.9	49.0	51.9
Amortization	42.3	50.3	65.1
Share based compensation	17.2	10.2	28.9
Write-off from impairment of goodwill	111.1	—	—
Write-off from impairment of intangible assets	120.7	—	—
Impairment of property plant and equipment and operating leases	10.8	—	—
Gain on sale of property plant and equipment	(2.7)	—	—
Gain on debt repurchase	(7.9)	—	—
Amortization of debt issuance costs and debt discount	6.9	7.1	5.6
Write-off of unamortized discount and debt issuance costs	10.9	—	7.9
Non-cash interest on short term investment	(11.3)	—	—
Gain from remeasurement of contingent consideration liability	(1.5)	(28.5)	—
Non-cash purchase accounting adjustments	1.9	8.3	7.3
Gain on equity investment	—	—	(6.9)
Deferred tax benefit	(182.8)	(44.6)	(64.4)
Net changes in operating assets and liabilities
Receivables	(224.2)	(12.2)	65.9
Inventories	328.3	(153.7)	(219.6)
Prepaid expenses and other current assets	26.1	(34.8)	(9.7)
Accounts payable and accrued liabilities	(154.5)	(15.0)	116.0
Income tax and other	101.5	9.4	25.9
Net cash provided (used) by operating activities from continuing operations	8.0	(231.5)	89.2
Net cash (used) provided by operating activities from discontinued operations	(417.7)	177.7	199.2
Net cash (used) provided by operating activities	(409.7)	(53.8)	288.4
Cash flows from investing activities
Purchases of property, plant and equipment	(59.0)	(64.0)	(43.6)
Proceeds from disposal of property, plant and equipment	8.4	0.2	0.1
Proceeds from sale of discontinued operations, net of cash	4,334.7	—	—
Business acquisitions, net of cash acquired	—	(272.1)	(429.9)
Purchase of short term investments	(1,092.0)	—	—
Proceeds from sale of equity investment	—	—	73.1
Other investing activity	(0.2)	—	(0.4)
Net cash provided (used) by investing activities from continuing operations	3,191.9	(335.9)	(400.7)
Net cash used by investing activities from discontinued operations	(11.8)	(23.9)	(22.8)
Net cash provided (used) by investing activities	3,180.1	(359.8)	(423.5)
See accompany notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years ended September 30, 2023, 2022 and 2021
(in millions)

(in millions)	2023	2022	2021
Cash flows from financing activities
Payment of debt, including premium on extinguishment	$(1,646.8)	$(12.7)	$(891.2)
Proceeds from issuance of debt	—	740.0	899.0
Payment of debt issuance costs	(2.3)	(7.6)	(12.6)
Treasury stock purchases	(34.7)	(134.0)	(125.8)
Accelerated share repurchase	(500.0)	—	—
Dividends paid to shareholders	(66.5)	(68.6)	(71.5)
Share based award tax withholding payments, net of proceeds upon vesting	(13.0)	(24.5)	(8.3)
Payment of contingent consideration	—	(1.9)	—
Other financing activities, net	—	—	3.5
Net cash (used) provided by financing activities from continuing operations	(2,263.3)	490.7	(206.9)
Net cash used by financing activities from discontinued operations	(0.8)	(3.1)	(3.0)
Net cash (used) provided by financing activities	(2,264.1)	487.6	(209.9)
Effect of exchange rate changes on cash and cash equivalents	3.7	(20.1)	1.3
Net change in cash, cash equivalents and restricted cash	510.0	53.9	(343.7)
Cash, cash equivalents, and restricted cash, beginning of period	243.9	190.0	533.7
Cash, cash equivalents, and restricted cash, end of period	$753.9	$243.9	$190.0
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$123.1	$92.1	$86.4
Cash paid for interest associated with discontinued operations	$45.3	$53.6	$50.0
Cash paid for taxes associated with continued operations	$25.5	$32.6	$23.5
Cash paid for taxes associated with discontinued operations	$449.2	$12.9	$11.5
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$3.2	$1.4	$9.4
Non cash financing activities
Issuance of shares through stock compensation plan	$32.6	$33.4	$17.9
See accompany notes to the consolidated financial statements.

SB/RH Holdings, LLC
Consolidated Statements of Financial Position
September 30, 2023 and 2022
(in millions)

(in millions)	2023	2022
Assets
Cash and cash equivalents	$752.7	$242.4
Short term investments	1,103.3	—
Trade receivables, net	477.1	247.4
Other receivables	174.6	183.1
Inventories	462.8	780.6
Prepaid expenses and other current assets	44.3	51.2
Current assets of business held for sale	—	1,816.7
Total current assets	3,014.8	3,321.4
Property, plant and equipment, net	275.1	263.8
Operating lease assets	110.8	82.5
Deferred charges and other	31.8	38.1
Goodwill	854.7	953.1
Intangible assets, net	1,060.1	1,202.2
Total assets	$5,347.3	$5,861.1
Liabilities and Shareholder's Equity
Current portion of long-term debt	$8.6	$12.3
Accounts payable	396.7	453.3
Accrued wages and salaries	46.0	28.4
Accrued interest	20.6	27.6
Income tax payable	36.8	12.8
Other current liabilities	172.2	184.5
Current liabilities of business held for sale	—	463.7
Total current liabilities	680.9	1,182.6
Long-term debt, net of current portion	1,546.9	3,144.5
Long-term operating lease liabilities	95.6	56.0
Deferred income taxes	176.3	279.3
Other long-term liabilities	157.9	65.6
Total liabilities	2,657.6	4,728.0
Commitments and contingencies (Note 20)
Shareholder's equity
Other capital	2,168.9	2,164.6
Accumulated earnings (deficit)	767.8	(736.0)
Accumulated other comprehensive loss, net of tax	(249.3)	(303.0)
Total shareholder's equity	2,687.4	1,125.6
Noncontrolling interest	2.3	7.5
Total equity	2,689.7	1,133.1
Total liabilities and equity	$5,347.3	$5,861.1
See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Income
Years ended September 30, 2023, 2022 and 2021
(in millions)

(in millions)	2023	2022	2021
Net Sales	$2,918.8	$3,132.5	$2,998.1
Cost of goods sold	1,994.5	2,142.1	1,963.5
Gross profit	924.3	990.4	1,034.6
Selling	544.7	597.6	518.5
General and administrative	330.1	368.7	385.5
Research and development	22.5	26.7	29.8
Gain from remeasurement of contingent consideration liability	(1.5)	(28.5)	—
Impairment of goodwill	111.1	—	—
Impairment of intangible assets	120.7	—	—
Total operating expenses	1,127.6	964.5	933.8
Operating (loss) income	(203.3)	25.9	100.8
Interest expense	120.5	99.8	116.8
Interest income	(38.3)	(0.6)	(0.2)
Gain on debt repurchase	(7.9)	—	—
Other non-operating expense (income), net	3.8	14.6	(8.1)
Loss from continuing operations before income taxes	(281.4)	(87.9)	(7.7)
Income tax benefit	(55.1)	(12.9)	(25.0)
Net (loss) income from continuing operations	(226.3)	(75.0)	17.3
Income from discontinued operations, net of tax	2,035.6	149.7	174.3
Net income	1,809.3	74.7	191.6
Net income from continuing operations attributable to non-controlling interest	0.1	0.2	0.2
Net income (loss) from discontinued operations attributable to non-controlling interest	0.3	0.9	(0.2)
Net income attributable to controlling interest	$1,808.9	$73.6	$191.6
Amounts attributable to controlling interest
Net (loss) income from continuing operations attributable to controlling interest	$(226.4)	$(75.2)	$17.1
Net income from discontinued operations attributable to controlling interest	2,035.3	148.8	174.5
Net income attributable to controlling interest	$1,808.9	$73.6	$191.6
See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Comprehensive Income
Years ended September 30, 2023, 2022 and 2021
(in millions)

(in millions)	2023	2022	2021
Net income	$1,809.3	$74.7	$191.6
Other comprehensive income
Foreign currency translation adjustment
Foreign currency translation gain (loss)	69.0	(147.8)	26.0
Unrealized (loss) gain on net investment hedge	(31.7)	75.8	6.2
Foreign currency translation adjustment before tax	37.3	(72.0)	32.2
Deferred tax effect	7.0	(20.0)	—
Net unrealized gain (loss) on foreign currency translation	44.3	(92.0)	32.2
Unrealized (loss) gain on derivative instruments
Unrealized (loss) gain on derivative instruments before reclassification	(35.3)	30.7	0.1
Net reclassification for loss (gain) to income from continuing operations	12.2	(20.2)	9.2
Net reclassification for loss (gain) to income from discontinued operations	2.3	(2.4)	0.1
Unrealized (loss) gain on derivative instruments after reclassification	(20.8)	8.1	9.4
Deferred tax effect	5.4	2.3	(6.6)
Net unrealized (loss) gain on derivative instruments	(15.4)	10.4	2.8
Defined benefit pension (loss) gain
Defined benefit pension (loss) gain before reclassification	(0.8)	18.3	11.7
Net reclassification for loss to income from continuing operations	0.8	3.6	4.8
Net reclassification for gain to income from discontinued operations	(0.1)	(0.1)	(0.1)
Defined benefit pension (loss) gain after reclassification	(0.1)	21.8	16.4
Deferred tax effect	(0.1)	(8.9)	(1.6)
Net defined benefit pension (loss) gain	(0.2)	12.9	14.8
Deconsolidation of discontinued operations and assets held for sale	26.1	—	—
Net change to derive comprehensive income for the period	54.8	(68.7)	49.8
Comprehensive income	1,864.1	6.0	241.4
Comprehensive income (loss) from continuing operations attributable to non-controlling interest	0.3	(0.4)	—
Comprehensive (loss) income from discontinuing operations attributable to non-controlling interest	—	(0.5)	0.4
Deconsolidation of discontinued operations attributable to non-controlling interest	0.8	—	—
Comprehensive income attributable to controlling interest	$1,863.0	$6.9	$241.0
See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC
Consolidated Statements of Shareholder’s Equity
Years ended September 30, 2023, 2022 and 2021
(in millions)

(in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2020	$2,154.1	$(614.2)	$(284.6)	$1,255.3	$9.9	$1,265.2
Net income from continuing operations	—	17.1	—	17.1	0.2	17.3
Income (loss) from discontinued operations, net of tax	—	174.5	—	174.5	(0.2)	174.3
Other comprehensive income, net of tax	—	—	49.4	49.4	0.4	49.8
Restricted stock issued and related tax withholdings	(7.3)	—	—	(7.3)	—	(7.3)
Share based compensation	28.0	—	—	28.0	—	28.0
Dividends paid to parent	—	(192.3)	—	(192.3)	—	(192.3)
Dividend paid by subsidiary to NCI	—	—	—	—	(1.6)	(1.6)
Balances at September 30, 2021	2,174.8	(614.9)	(235.2)	1,324.7	8.7	1,333.4
Net (loss) income from continuing operations	—	(75.2)	—	(75.2)	0.2	(75.0)
Income from discontinued operations, net of tax	—	148.8	—	148.8	0.9	149.7
Other comprehensive loss, net of tax	—	—	(67.8)	(67.8)	(0.9)	(68.7)
Restricted stock issued and related tax withholdings	(24.5)	—	—	(24.5)	—	(24.5)
Share based compensation	14.3	—	—	14.3	—	14.3
Dividends paid to parent	—	(194.7)	—	(194.7)	—	(194.7)
Dividend paid by subsidiary to NCI	—	—	—	—	(1.4)	(1.4)
Balances at September 30, 2022	2,164.6	(736.0)	(303.0)	1,125.6	7.5	1,133.1
Net (loss) income from continuing operations	—	(226.4)	—	(226.4)	0.1	(226.3)
Income from discontinued operations, net of tax	—	2,035.3	—	2,035.3	0.3	2,035.6
Sale and deconsolidation of discontinued operations	—	—	25.3	25.3	(5.9)	19.4
Other comprehensive income, net of tax	—	—	28.4	28.4	0.3	28.7
Restricted stock issued and related tax withholdings	(12.9)	—	—	(12.9)	—	(12.9)
Share based compensation	17.2	—	—	17.2	—	17.2
Dividends paid to parent	—	(305.1)	—	(305.1)	—	(305.1)
Balances at September 30, 2023	$2,168.9	$767.8	$(249.3)	$2,687.4	$2.3	$2,689.7
See accompanying notes to the consolidated financial statements.

SB/RH Holdings, LLC
Consolidated Statements of Cash Flows
Years ended September 30, 2023, 2022 and 2021
(in millions)

(in millions)	2023	2022	2021
Cash flows from operating activities
Net income	$1,809.3	$74.7	$191.6
Income from discontinued operations, net of tax	2,035.6	149.7	174.3
Net (loss) income from continuing operations	(226.3)	(75.0)	17.3
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	48.9	49.0	51.9
Amortization	42.3	50.3	65.1
Share based compensation	15.7	9.1	27.2
Write-off from impairment of goodwill	111.1	—	—
Write-off from impairment of intangible assets	120.7	—	—
Impairment of property, plant and equipment and operating lease assets	10.8	—	—
Gain on sale of property, plant and equipment	(2.7)	—	—
Gain from repurchase of debt	(7.9)	—	—
Amortization of debt issuance costs and debt discount	6.9	7.1	5.6
Write-off of unamortized discount and debt issuance costs	10.9	—	7.9
Non-cash interest on short-term investment	(11.3)	—	—
Gain from remeasurement of contingent consideration liability	(1.5)	(28.5)	—
Non-cash purchase accounting adjustments	1.9	8.3	7.3
Gain on equity investment	—	—	(6.9)
Deferred tax benefit	(181.4)	(44.2)	(63.0)
Net changes in operating assets and liabilities
Receivables	(239.9)	(41.4)	57.3
Inventories	328.3	(153.7)	(219.6)
Prepaid expenses and other	26.1	(34.8)	(9.6)
Accounts payable and accrued liabilities	(150.7)	(19.6)	115.0
Income tax and other	(193.3)	9.9	26.2
Net cash (used) provided by operating activities from continuing operations	(291.4)	(263.5)	81.7
Net cash provided by operating activities from discontinued operations	(419.5)	177.7	199.2
Net cash (used) provided by operating activities	(710.9)	(85.8)	280.9
Cash flows from investing activities
Purchases of property, plant and equipment	(59.0)	(64.0)	(43.6)
Proceeds from disposal of property, plant and equipment	8.4	0.2	0.1
Proceeds from sale of discontinued operations, net of cash	4,334.7	—	—
Business acquisitions, net of cash acquired	—	(272.1)	(429.9)
Purchase of short-term investments	(1,092.0)	—	—
Proceeds from sale of equity investment	—	—	73.1
Other investing activities	(0.2)	—	(0.4)
Net cash provided (used) by investing activities from continuing operations	3,191.9	(335.9)	(400.7)
Net cash used by investing activities from discontinued operations	(11.8)	(23.9)	(22.8)
Net cash provided (used) by investing activities	3,180.1	(359.8)	(423.5)

SB/RH Holdings, LLC
Consolidated Statements of Cash Flows
Years ended September 30, 2023, 2022 and 2021
(in millions)

(in millions)	2023	2022	2021
Cash flows from financing activities
Payment of debt, including premium on extinguishment	$(1,646.8)	$(12.7)	$(891.2)
Payment of intercompany debt	(7.8)	—	—
Proceeds from issuance of debt	—	740.0	899.0
Payment of debt issuance costs	(2.3)	(7.6)	(12.6)
Payment of cash dividends to parent	(305.1)	(194.7)	(192.3)
Payment of contingent consideration	—	(1.9)	—
Net cash (used) provided by financing activities from continuing operations	(1,962.0)	523.1	(197.1)
Net cash used by financing activities from discontinued operations	(0.8)	(3.1)	(3.0)
Net cash (used) provided by financing activities	(1,962.8)	520.0	(200.1)
Effect of exchange rate changes on cash and cash equivalents	3.7	(20.1)	1.3
Net change in cash, cash equivalents and restricted cash	510.1	54.3	(341.4)
Cash, cash equivalents, and restricted cash, beginning of period	242.6	188.3	529.7
Cash, cash equivalents, and restricted cash, end of period	$752.7	$242.6	$188.3
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$123.1	$92.1	$86.4
Cash paid for interest associated with discontinued operations	$45.3	$53.6	$50.0
Cash paid for taxes associated with continued operations	$25.5	$32.6	$23.5
Cash paid for taxes associated with discontinued operations	$449.2	$12.9	$11.5
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$3.2	$1.4	$9.4
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
This report is a combined report of Spectrum Brands Holdings, Inc. (“SBH”) and SB/RH Holdings, LLC (“SB/RH”) (collectively, the “Company”). The notes to the consolidated financial statements that follow include both consolidated SBH and SB/RH notes, unless otherwise indicated.

NOTE 1 - DESCRIPTION OF BUSINESS
The Company is a diversified global branded consumer products company.  We manage the businesses in three vertically integrated, product-focused segments: (i) Home and Personal Care (“HPC”), (ii) Global Pet Care (“GPC”), and (iii) Home and Garden (“H&G”).  The Company manufactures, markets and/or distributes its products globally in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors. We enjoy strong name recognition under our various brands and patented technologies across multiple product categories.  Global and geographic strategic initiatives and financial objectives are determined at the corporate level.  Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and the financial results for all respective brands and product lines within that segment. The segments are supported through center-led shared service enabling functions consisting of finance and accounting, information technology, legal and human resource, supply chain and commercial operations. See Note 21 – Segment Information for more information pertaining to segments of continuing operations. The following is an overview of the consolidated business, by segment, summarizing product types and brands:

Segment	Products	Brands
GPC
Companion Animal: Dog and cat chews, treats, wet and dry foods. Dog and cat clean-up, behavioral training aides, health and grooming products. Indoor bird and other small animal food and care products.
Aquatics: Consumer and commercial aquarium kits, stand-alone tanks; aquatics equipment such as filtration systems, heaters and pumps; and aquatics consumables such as fish food, water management and care.

Companion Animal: Good'n'Fun®, DreamBone®, GOOD BOY®, SmartBones®, IAMS® (Europe only), EUKANUBA® (Europe only), Nature's Miracle®, FURminator®, Dingo®, 8IN1® (8-in-1), Meowee!®, and Wild Harvest™.
Aquatics: Tetra®, Marineland®, Instant Ocean®, GloFish®, and OmegaSea®.

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
Home Appliances: Black+Decker®, Russell Hobbs®, George Foreman®, PowerXL®, Emeril Legasse®, Copper Chef ®, Toastmaster®, Juiceman®, Farberware®, and Breadman® Personal Care: Remington®
SB/RH is a wholly-owned subsidiary of SBH and represents substantially all of its assets, liabilities, revenues, expenses and operations. Spectrum Brands, Inc. (“SBI”), a wholly-owned subsidiary of SB/RH, incurred certain debt guaranteed by SB/RH and domestic subsidiaries of SBI. See Note 12 - Debt for more information pertaining to debt.  SBI represents all of SB/RH assets, liabilities, revenues, expenses and operations. The reportable segments of SB/RH are consistent with the reportable segments of SBH.
On September 8, 2021, the Company entered into a definitive Asset and Stock Purchase Agreement (the "Purchase Agreement") with ASSA ABLOY AB ("ASSA") to sell its HHI segment for cash proceeds of $4.3 billion, subject to customary purchase price adjustments. The HHI segment consisted of residential locksets and door hardware, including knobs, levers, deadbolts, handle sets, and electronic and connected locks under the Kwikset®, Weiser®, Baldwin®, Tell Manufacturing®, and EZSET® brands; kitchen and bath faucets and accessories under the Pfister® brand; and builders' hardware consisting of hinges, metal shapes, security hardware, rack and sliding door hardware, and gate hardware under the National Hardware® and FANAL® brands. On June 20, 2023, the Company completed its divestiture of its HHI segment. Refer to Note 3 - Divestitures included in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report, for further discussion pertaining the HHI divestiture.

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
The Company’s fiscal year ends September 30 and reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. For the year ended September 30, 2023, the fiscal quarters were comprised of the three months ended January 1, 2023, April 2, 2023, July 2, 2023, and September 30, 2023.
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
Short-Term Investments
The Company determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Money market funds, certificates of deposit, and time deposits with original maturities of greater than three months but no more than twelve months from the date of purchase are carried at cost, which approximates fair value, and are recognized in the consolidated balance sheets as short-term investments.
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
The Company uses accelerated depreciation methods for income tax purposes. Useful lives for property, plant and equipment are as follows:

Asset Type	Range
Buildings and improvements	20 - 40 years
Machinery, tooling and equipment	2 - 15 years
Computer software	3 - 5 years
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
Internal Use Software and Cloud Computing Arrangements
The costs incurred towards internal-use software development in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and recognized as Property Plant and Equipment on the Company's Consolidated Statements of Financial Position. Other costs associated with training and data conversion are generally expensed as incurred. Depreciation is calculated on a straight-line basis over the estimated useful life of the software. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and depreciated on a straight-line basis over the estimated useful life of the software.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
Costs incurred towards the implementation of cloud computing arrangements, including software-as-a-service ("SaaS"), or other similar SaaS type services, such as platform as a service, infrastructure as a service and other hosting arrangements where we do not take possession of the software and instead gain access to the software remotely, are accounted for consistent with internal-use software development. Unlike internal-use software development costs, the amounts capitalized are recognized as a deferred balance similar to a prepayment or other deferred assets. Amortization of such costs are calculated on a straight-line basis over the applicable term of such arrangements, recognized as operating expense and not considered depreciation or amortization expense. If there is no software license provided by the contract, then the arrangement is considered a service contract and expensed as incurred.
Goodwill
Goodwill reflects the excess of acquisition cost over the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized, but instead is assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified. Goodwill has been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit. Our reporting units are consistent with our reportable segments. See Note 21 - Segment Information for further discussion.
Goodwill is tested for impairment in the fourth quarter of our fiscal year by either performing a qualitative assessment or a quantitative test for some, or all reporting units. The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In performing a qualitative assessment, the Company considers events and circumstances, including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in market value, composition or carrying amount of a reporting unit’s net assets, and considering any changes in the market price of the Company’s common stock. If the Company determines that it is more likely than not the carrying value is greater than the fair value of a reporting unit after assessing the totality of facts and circumstances, a quantitative assessment is performed to determine the reporting unit fair value and measure the impairment. If the Company determines that it is more likely than not the fair value is greater than the carrying amount, then a quantitative assessment is not required.
In estimating the fair value of our reporting units for a quantitative impairment assessment, we use both an income approach and a market approach. The income approach is a discounted cash flow methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables. The market approach is a guideline public company method that assesses value of our reporting unit based upon market multiples derived from financial results of selected comparable companies. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. The fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, an impairment loss would be recognized equal to that excess; however the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. See Note 11 - Goodwill and Intangible Assets for further detail.
Intangible Assets
Intangible assets are recorded at cost or at estimated fair value if acquired in a business combination. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives. The ranges of useful lives for definite-lived intangibles assets are as follows:

Asset Type	Range
Customer relationships	9 - 20 years
Technology assets	8 - 18 years
Tradenames	5 - 12 years
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
Certain trade name intangible assets have an indefinite life and are not amortized, but instead are assessed for impairment at least annually, in the fourth quarter of our fiscal year by either performing a qualitative assessment or a quantitative test for some or all indefinite lived intangible assets. The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible assets is less than its carrying amount. In performing a qualitative assessment, the Company considers events and circumstances, including, but not limited to, macroeconomic conditions, industry and market conditions, cost factors, changes in strategy and overall financial performance. If the Company determines that it is more likely than not the carrying value is greater than the fair value of an indefinite lived intangible asset, a quantitative assessment is performed to determine the fair value and measure the impairment. If the Company determines that it is more likely than not the fair value is greater than the carrying amount, then a quantitative assessment is not required.
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
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is sold and meets the criteria for being classified as held for sale. Assets and liabilities of a disposal group classified as held for sale and related to discontinued operations are presented as held for sale for all current and prior periods presented within the statement of a financial position. The results of discontinued operations are reported in Income From Discontinued Operations, Net of Tax in the accompanying Consolidated Statements of Income for the current and prior periods commencing in the period in which the business meets the held for sale criteria, and includes any gain or loss recognized on closing, or adjustment of the carrying amount to fair value less cost to sell while being held for sale. Loss realized upon change of classification to held for sale is recognized as a loss to continuing operations. Income from discontinued operations includes only direct costs attributable to the divested business and excludes any indirect cost allocation associated with any shared or corporate led functions unless otherwise dedicated to the divested business. Transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale. Interest costs from corporate debt, excluding premium payments or loss on extinguishment of debt, may be included as a component of income from discontinued operations specifically attributable to interest from corporate debt that is obligated to be repaid following the completion of a divestiture; plus the allocation of interest cost from corporate debt not directly attributable to or related to other operations based on the ratio of net assets of the disposal group held for sale to the consolidated net assets plus consolidated debt, excluding debt assumed in transaction, required to be repaid, or directly attributable to other operations of the Company. Adjustments to discontinued operations subsequent to the completion of a transaction or disposition are generally attributable to contingencies and indemnifications directly related to the disposal transaction, operations of the discontinued operations, or settlement of obligations directly related to the disposal. Amounts within accumulated other comprehensive income directly associated with a divested business are not realized as a component of Income from Discontinued Operations until completion of the sale or disposition. See Note 3 - Divestitures for further detail.
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
Treasury Stock
Treasury stock purchases are stated at average cost and presented as a separate reduction of equity. See Note 17 - Shareholder's Equity for further detail.
Noncontrolling Interest
Noncontrolling interest recognized in the consolidated equity of the Company is the minority interest ownership in equity of a consolidated subsidiary that is not attributable, directly or indirectly, to the parent company; and recognized separate from Shareholders’ Equity in the Consolidated Statement of Financial Position. Income from a consolidated subsidiary with a minority interest ownership is allocated to the minority interest and considered attributable to the noncontrolling interest in the Consolidated Statement of Income.
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

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
Revenue Recognition
Product Sales
Our customers mostly consist of retailers, wholesalers and distributors with the intention to sell and distribute to an end consumer. The Company recognizes revenue from the sale of products upon transfer of control to the customer. A portion of our business is also sold direct-to-consumer through direct response television, brand websites, and other online marketplaces. For the majority of our product sales, the transfer of control is recognized when we ship the product from our facilities to the customer unless we retain title and risk of loss upon shipment and we arrange and paid for freight such that we retain physical possession and control during delivery.
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
Other Revenue
Other revenue consists primarily of installation or maintenance services that are provided to certain customers in the GPC segment and extended warranty coverage for certain HPC products sold directly to consumers. The GPC services are often associated with the sale of product but are also provided separately and are considered a distinct performance obligation separate from product sales. The HPC extended warranty coverage is sold as a separate contract and is recognized as a separate performance obligation that is distinct from the product. The extended warranty is initially recognized as deferred revenue and amortized to Net Sales over the anticipated term of the performance of obligation. The HPC extended warranties' term is anywhere between 1 and 7 years, with the majority of the warranties realized within the first year of the term.
Variable Consideration and Cash Paid to Customers
The Company measures revenue as the amount of consideration for which it expects to be entitled in exchange for transferring goods or providing services. Certain retailers and/or end customers may receive cash or non-cash incentives such as rebates, volume or trade discounts, cooperative advertising, price protection, coupons, and other customer-related programs, including service level penalties, which are accounted for as variable consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of revenue recognized will not occur when the uncertainty is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available. The estimated liability for sales discounts and other programs and allowances is calculated using the expected value method or most likely amount and recorded at the time of sale as a reduction of net sales and trade receivables.
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
Product Returns
In the normal course of business, the Company may allow customers to return product per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to be received. For the anticipated value of the returns, the Company will recognize a return liability in Other Current Liabilities and a separate return asset included in the Prepaid Expenses and Other Current Assets, when applicable. See Note 6 - Revenue Recognition for further discussion on product returns. Product returns do not include provisions for standard warranties provided to end-consumers of the Company's products, which are recognized as a component of the Cost of Goods Sold. See Note 20 - Commitments and Contingencies for further discussion on standard product warranty.
Practical Expedients and Exemptions:
•The Company does not adjust the promised amount of consideration for the effects of a significant financing component, as the period between the transfer of a promised good or service to a customer and the customer’s payment for the good or service is one year or less.
•The Company does not assess whether promised goods or services are performance obligations if they are not material in the context of the contract with the customer.
•The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period is not material.
•The Company generally expenses sales commissions and other contract and fulfillment costs when the amortization period is less than one year. The Company records these costs within Selling Expenses. For costs amortized over a period longer than one year, such as fixtures which are more permanent in nature, the Company defers and amortizes over the supportable period based upon historical assumptions and analysis. The costs for permanent displays are incorporated into the pricing of product sold to customer.
•The Company excludes all sales taxes that are assessed by a governmental authority from the transaction price.
See Note 6 – Revenue Recognition for further detail.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
Shipping and Handling Costs
Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities. Shipping and handling costs were $272.6 million, $274.2 million and $216.3 million during the years ended September 30, 2023, 2022 and 2021, respectively. The Company accounts for shipping and handling activities, which occur after control of the related goods transfers, as fulfillment activities instead of assessing such activities as performance obligations. Shipping and handling costs are included in Selling Expenses in the Consolidated Statements of Income.
Advertising Costs
Advertising costs include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements and are expensed as incurred. The Company incurred advertising costs of $59.1 million, $64.1 million and $54.0 million during the years ended September 30, 2023, 2022 and 2021, respectively. Advertising costs are included in Selling Expenses in the Company’s Consolidated Statements of Income.
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
Exit and Disposal Costs
The Company regularly enters into various restructuring initiatives, optimization projects, strategic transactions, and other business development activities that may include the recognition of exit or disposal costs. Exit or disposal costs include, but are not limited to, the costs of termination benefits, such as a one-time involuntary severance or retention bonuses, one-time contract termination costs (excluding leases), and other costs associated with non-termination type costs related to restructuring initiatives such as incremental costs for the sale or termination of a line of business, closure or consolidation of operating facilities or business locations in a country or region, relocation of business activities and employees from one location to another, change in management structure, significant third-party provider or a fundamental reorganization that affects the nature and focus of operations, among others. Restructuring charges associated with manufacturing are recorded as Cost of Goods Sold. Restructuring charges associated with administrative functions are recorded as operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions.
Liabilities from restructuring charges are recorded for estimated costs of facility closures, significant organizational adjustments and measures undertaken by management to exit certain activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred. Such liabilities or asset reductions could include amounts for items such as severance costs and related benefits, and other items directly related to the exit activities. Impairment of property and equipment and other assets as a result of a such initiatives is recognized as a reduction of the appropriate asset. See Note 5 - Restructuring Charges for further detail.
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
Right of use ("ROU") lease assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. ROU lease liabilities are classified between current and long-term liabilities based on their payment terms. The ROU operating lease asset includes prepaid rent and reflects the unamortized balance of lease incentives. Our leases may include renewal options, and we include the renewal option in the lease term if we conclude that it is reasonably certain that we will exercise that option. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on an index or a rate, such as the Company’s proportionate share of actual costs for utilities, common area maintenance, insurance, and property taxes, are excluded from the measurement of the lease liability, unless subject to fixed minimum requirements, and are recognized as variable lease cost when the obligation for that payment is incurred.
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

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
We review the impairment of our ROU lease assets consistent with the approach applied for our other long-lived assets. ROU lease assets are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, early termination or exit of a lease agreement, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs an undiscounted cash flow analysis to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows generated did not exceed the carrying value of the respective asset group. If impairment is determined to exist, any related impairment loss is calculated based on fair value. See Note 13 – Leases for additional information.
Supplier Financing Program
As part of ongoing efforts to maximize working capital, the Company works with its suppliers to optimize the terms and conditions, which may include the extension of payment terms. There is an agreement with a third-party administrator to provide an accounts payable tracking system and facilitate a supplier financing program, which allows participating suppliers the ability to monitor and voluntarily elect to sell the Company's payment obligations to a designated third-party financial institution. Participating suppliers can sell one or more of the payment obligations at their sole discretion, and the Company's rights and obligations to its suppliers are not impacted. The Company has no economic interest in a supplier’s decision to enter into these agreements. The Company's rights and obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by suppliers’ decisions to sell amounts under these arrangements. As of September 30, 2023, the Company had $17.9 million in outstanding payment obligations that were sold to a financial institution by participating suppliers and are included in Accounts Payable in the Company's Consolidated Statement of Financial Position. During the year ended September 30, 2023, the Company paid $91.0 million to a financial institution for payment obligations that were settled through the supplier financing program.

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
Foreign currency transaction gains and losses for transactions denominated in a currency other than the functional currency are reported in Other Non-Operating Expense, Net in the Consolidated Statements of Income in the period they occur. Exchange losses on foreign currency transactions were $5.1 million, $14.5 million, and $1.5 million for the years ended September 30, 2023, 2022 and 2021, respectively.
Newly Adopted Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to clarify certain optional expedients in Topic 848. The adoptions did not have a material impact on the consolidated financial statements.
In September 2022, the FASB issued ASU 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations to enhance transparency about the use of supplier finance programs. Under the ASU, an entity that provide for a supplier finance program in connection with the purchase of goods and services is required to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. The amendments in ASU 2022-04 are effective for all entities for fiscal years beginning after December 15, 2022, including interim periods within those financial years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company has adopted the general disclosures of ASU 2022-04 in the current fiscal year and will adopt the rollforward disclosure in the next fiscal year.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)
Recently Issued Accounting Standards
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires that an acquirer recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606 “Revenue from Contracts with Customers” (Topic 606) as if it had originated the contracts. Generally, this would result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements if the acquiree prepared financial statements in accordance with US GAAP. This standard is effective for fiscal years beginning after December 15, 2023 including interim periods within the fiscal year. Early adoption is permitted. The standard is applied prospectively to business combinations occurring on or after the effective date of the amendments. The impact will be based on future business combinations after the Company adopts the standard.
NOTE 3 – DIVESTITURES
The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the accompanying Consolidated Statement of Income for the years ended September 30, 2023, 2022, and 2021:

(in millions)	2023	2022	2021
Income from discontinued operations before income taxes - HHI	$136.9	$253.3	$288.2
Gain on sale of discontinued operations before income taxes – HHI	2,824.2	—	—
Loss from discontinued operations before income taxes - Other	(2.4)	(3.8)	(7.3)
Interest on corporate debt allocated to discontinued operations	49.4	46.4	44.5
Income from discontinued operations before income taxes	2,909.3	203.1	236.4
Income tax expense from discontinued operations	873.7	53.4	62.1
Income from discontinued operations, net of tax	2,035.6	149.7	174.3
Income (loss) from discontinued operations, net of tax attributable to noncontrolling interest	0.3	0.9	(0.2)
Income from discontinued operations, net of tax attributable to controlling interest	$2,035.3	$148.8	$174.5
Interest on corporate debt allocated to discontinued operations includes interest on Term Loans required to be paid down using proceeds received on disposal on sale of a business, and interest expense from corporate debt not directly attributable to or related to other operations based on the ratio of net assets of the disposal group held for sale to the consolidated net assets plus consolidated debt, excluding debt assumed in transaction, required to be repaid, or directly attributable to other operations of the Company. Corporate debt, including Term Loans, is not classified as held for sale as it is not directly attributable to the identified disposal groups.
Hardware and Home Improvement ("HHI")
On September 8, 2021, the Company entered into a definitive Asset and Stock Purchase Agreement (the "Purchase Agreement") with ASSA ABLOY AB ("ASSA") to sell its HHI segment for cash proceeds of $4.3 billion, subject to customary purchase price adjustments. On June 20, 2023, the Company completed the divestiture resulting in the recognition of a gain on sale of $2.8 billion included as a component of Income From Discontinued Operations, Net of Tax. The Company's assets and liabilities associated with the HHI disposal group prior to the transaction close were classified as held for sale and the respective operations were classified as discontinued operations and reported separately during the year ended September 30, 2023 through the transaction close.
In accordance with the ASPA, ASSA purchased the equity of certain subsidiaries of the Company, and acquired certain assets and assumed certain liabilities of other subsidiaries used or held for the purpose of the HHI business. The Company and ASSA have made customary representations and warranties and have agreed to customary covenants relating to the acquisition. The Company and ASSA have agreed to indemnify each other for losses arising from certain breaches of the ASPA and for certain other matters. In particular, the Company has agreed to indemnify ASSA for certain liabilities relating to the assets retained by the Company, and ASSA has agreed to indemnify the Company for certain liabilities assumed by ASSA, in each case as described in the ASPA. Further, the Company and ASSA entered into related agreements ancillary to the acquisition that became effective upon the consummation of the acquisition, including a customary transition services agreement agreement.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – DIVESTITURES (continued)
The following table summarizes the assets and liabilities of the HHI disposal group classified as held for sale as of September 30, 2022:

(in millions)	2022
Assets
Trade receivables, net	$135.5
Other receivables	6.7
Inventories	327.1
Prepaid expenses and other current assets	33.1
Property, plant and equipment, net	166.6
Operating lease assets	63.6
Deferred charges and other	11.7
Goodwill	698.6
Intangible assets, net	373.8
Total assets of business held for sale	$1,816.7
Liabilities
Current portion of long-term debt	$1.4
Accounts payable	224.7
Accrued wages and salaries	32.7
Other current liabilities	79.9
Long-term debt, net of current portion	54.6
Long-term operating lease liabilities	46.9
Deferred income taxes	10.1
Other long-term liabilities	13.4
Total liabilities of business held for sale	$463.7
The following table summarizes the components of income from discontinued operations before income taxes associated with the HHI divestiture in the accompanying Consolidated Statements of Income for the years ended September 30, 2023, 2022 and 2021, through the date of disposal:

(in millions)	2023	2022	2021
Net sales	$1,042.5	$1,652.3	$1,615.8
Cost of goods sold	701.6	1,096.3	1,025.3
Gross profit	340.9	556.0	590.5
Operating expenses	199.4	298.0	293.1
Operating income	141.5	258.0	297.4
Interest expense	2.4	3.4	3.4
Other non-operating expense, net	2.2	1.3	5.8
Income from discontinued operations before income taxes	$136.9	$253.3	$288.2
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
The following table presents significant non-cash items and capital expenditures of discontinued operations from the HHI divestiture for the years ended September 30, 2023, 2022 and 2021, through the date of disposal:

(in millions)	2023	2022	2021
Depreciation and amortization	$—	$—	$31.1
Share based compensation	$1.5	$5.3	$0.8
Purchases of property, plant and equipment	$11.9	$23.9	$22.8

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – DIVESTITURES (continued)
The Company and ASSA entered into customary transition services agreement ("TSA") that became effective upon the consummation of the transaction that supports various shared back office administrative functions, including finance, sales and marketing, information technology, human resources, real estate and supply chain, customer service and procurement; supporting both the transferred HHI operations and the continuing operations of the Company. Charges associated with TSAs are recognized as bundled service costs under a fixed fee structure by the respective service or function and also include one time pass-through charges including warehousing, freight, among others. TSA charges are settled periodically between the Company and ASSA on a net basis. Charges to ASSA are recognized as a reduction of the respective operating expense incurred and charges from ASSA are recognized as an operating expense depending upon the function supported by ASSA. The TSA has an overall expected time period of 12 months following the close of the transaction with variability in expiration dependent upon the completed transition of the respective service or function, and may provide up to 12 additional months for a total duration of up to 24 months. During the year ended September 30, 2023, the Company recognized income of $9.2 million associated with TSA charges. Additionally, the Company and ASSA will receive cash and make payments on behalf of the respective counterparty's operations as part of the shared administrative functions, resulting in cash flow being commingled with the operating cash flow of the Company. The Company recognizes a net payable or receivable with ASSA for any outstanding TSA charges and net working capital attributable to commingled cash flow. As of September 30, 2023, the Company has a net receivable of $4.0 million included in Other Receivables on the Company's Consolidated Statement of Financial Position consisting of amounts due from ASSA for cash flow settlement from commingled operations and net TSA charges including amounts subject to repayment by the Company.
Further, the Company has recognized payables to ASSA related to indemnifications in accordance with the purchase agreement, primarily attributable to outstanding settlements with tax authorities, uncertain tax benefit obligations and our purchase price settlement. As of September 30, 2023, the Company recognized $27.3 million, included within Accounts Payable, and $2.6 million, included within Other Long-Term Liabilities, on the Company’s Consolidated Statements of Financial Position.
Other
Loss from discontinued operations before income taxes – other includes incremental pre-tax loss for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreements for the sale and divestiture of the Global Batteries & Lighting ("GBL") and Global Auto Care ("GAC") divisions to Energizer Holdings, Inc. ("Energizer") during the year ended September 30, 2019. The Company and Energizer agreed to indemnify each other for losses arising from certain breaches of the acquisition agreement and for certain other matters. The Company has agreed to indemnify for certain liabilities relating to the assets retained, and Energizer agreed to indemnify the Company for certain liabilities assumed, in each case as described in the acquisition agreements. Subsequently, effective January 2, 2020, Energizer closed its divestitures of the European based Varta® consumer battery business in the EMEA region to Varta AG and transferred all respective rights and indemnifications attributable to the Varta® consumer battery business provided by the GBL sale to Varta AG. As of September 30, 2023 and 2022, the Company recognized $25.3 million and $22.3 million respectively, related to indemnification payables in accordance with the acquisition agreements, including $8.6 million and $7.0 million within Other Current Liabilities, respectively, and $16.7 million and $15.3 million, within Other Long-Term Liabilities, respectively, on the Company’s Consolidated Statements of Financial Position, primarily attributable to income tax indemnifications associated with previously recognized uncertain tax benefits.
NOTE 4 – ACQUISITIONS
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
The Tristar Business includes a portfolio of home appliances and cookware products sold under the PowerXL®, Emeril Legasse®, and Copper Chef® brands. The PowerXL® and Copper Chef® brands were acquired outright by the Company while the Emeril Legasse® brand remains subject to a trademark license agreement with the license holder (the "Emeril License"). Pursuant to the Emeril License, the Company will continue to license the Emeril Legasse® brands in the US, Canada, Mexico, and the United Kingdom for certain designated product categories of household appliances within the Home and Personal Care ("HPC") segment, including small kitchen food preparation products, indoor and outdoor grills and grill accessories, and cookbooks. The Emeril License had an expiration of December 31, 2023, with options for one-year renewal periods following the initial expiration through December 31, 2025. Under the terms of the agreement, we agreed to pay the license holder a percentage of sales, with minimum annual royalty payments of $1.6 million, that increase to $1.8 million in subsequent renewal periods.
The net assets and operating results of the Tristar Business, since the acquisition date of February 18, 2022, are included in the Company’s Consolidated Statements of Income and reported within the HPC reporting segment for the year ended September 30, 2023.
The Company has recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the February 18, 2022 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets of $111.1 million was recorded as goodwill, which is deductible for tax purposes. Goodwill includes value associated with profits earned from market and expansion capabilities including the success of new product launches through direct response television and direct to consumer channels, new brand development and products brought to market by the Company, synergies from integration and streamlining operational activities, the going concern of the business, and the value of the assembled workforce.
The calculation of the purchase price is as follows:

(in millions)	Purchase Price
Cash paid at closing	$314.6
Cash received for purchase price settlement	(42.2)
Contingent consideration	30.0
Total purchase price	$302.4

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – ACQUISITIONS (continued)
As of the transaction date, the Company recorded a contingent consideration liability of $30.0 million to reflect the estimated fair value of the contingent consideration for the earn-out payments. The fair value was determined using a Monte Carlo simulation model to value the earn-out based on the likelihood of reaching specific targets. The fair value measurement is determined based on significant unobservable inputs and thus represents a Level 3 fair value measurement. The key assumptions considered include the estimated amount and timing of projected gross profits, volatility, estimated discount rates, and risk-free interest rate. The inputs and assumptions may not be observable in the market but reflect the assumptions the Company believes would be made by a market participant. After the acquisition date, the Company and the acquired Tristar Business experienced a downturn in operating results attributable to significant shifts in retail customer purchasing resulting from high retail inventory levels and lower replenishment orders, especially with significant mass retail customers, along with continued inflationary cost pressures and incremental margin risk from promotional spending. As a result, the Company has adjusted the forecasted results of the Tristar Business, which impacted the value of the contingent consideration and recognized a gain on remeasurement of contingent consideration of $1.5 million and $28.5 million, during the years ended September 30, 2023 and 2022, respectively.
The following table summarizes the final fair value of assets acquired and liabilities assumed as of the date of acquisition:

(in millions)	Purchase Price Allocation
Cash and cash equivalents	$0.3
Trade receivables, net	45.7
Other receivables	0.4
Inventories	102.0
Prepaid expenses and other current assets	4.4
Property, plant and equipment, net	0.4
Operating lease assets	23.3
Goodwill	111.1
Intangible assets, net	95.0
Deferred charges and other	4.8
Accounts payable	(52.5)
Accrued wages and salaries	(0.6)
Other current liabilities	(20.8)
Long-term operating lease liabilities	(11.1)
Net assets acquired	$302.4
The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradename	$66.0	Indefinite
Customer relationships	29.0	13 years
Total intangibles acquired	$95.0
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
NOTE 5 - RESTRUCTURING CHARGES
During the year ended September 30, 2023, the Company entered into an initiative in response to the continuing pressures within the consumer products and retail markets and adjusted strategic initiatives within certain segments, resulting in the realization of headcount reductions. Total cumulative exit and disposal costs associated with the initiative were $7.4 million. Substantially all costs associated with the initiative have been recognized, with no further significant costs expected to be incurred.
During the year ended September 30, 2022, the Company entered into a new initiative in response to changes observed within consumer products and retail markets, continued inflationary cost pressures and headwinds, and to facilitate changes in the management structure for enabling functions of the consolidated group, resulting in the realization of headcount reductions. Total cumulative costs associated with the initiative were $10.2 million. Substantially all costs associated with the initiative have been recognized, with no further significant costs expected to be incurred. Additionally, during the year ended September 30, 2022, the Company initiated the exit of its in-country commercial operations in Russia, predominantly supporting the HPC segment, including costs for severance and other exit and disposal activity to close the operations. Total cumulative costs associated with the initiative were $1.4 million. Substantially all costs associated with the initiative have been recognized, with no further significant costs expected to be incurred.
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 - RESTRUCTURING CHARGES (continued)
The following summarizes restructuring charges for the years ended September 30, 2023, 2022, and 2021:

(in millions)	2023	2022	2021
Fiscal 2023 restructuring	$7.4	$—	$—
Fiscal 2022 restructuring	0.4	9.8	—
Russia dissolution	0.8	0.6	—
GPC distribution center transition	—	30.4	11.5
Global productivity improvement program	—	5.1	21.2
Other project costs	1.3	13.9	7.6
Total restructuring and related charges	$9.9	$59.8	$40.3
Reported as:
Cost of goods sold	$0.5	$1.2	$1.9
Selling expense	—	30.4	11.5
General and administrative expense	9.4	28.2	26.9
The following summarizes restructuring charges by reportable segment for the years ended September 30, 2023, 2022, and 2021:

(in millions)	2023	2022	2021
GPC	$4.0	$37.9	$15.2
H&G	0.2	0.7	0.4
HPC	5.2	10.0	9.1
Corporate	0.5	11.2	15.6
Total restructuring charges	$9.9	$59.8	$40.3
The following is a summary of restructuring charges by cost type for the years ended September 30, 2023, 2022, and 2021.

(in millions)	Termination Benefits	Other Costs	Total
For the year ended September 30, 2023	$8.3	$1.6	$9.9
For the year ended September 30, 2022	12.0	47.8	59.8
For the year ended September 30, 2021	7.7	32.6	40.3
The following is a rollforward of the accrual for restructuring charges by cost type for the years ended September 30, 2023, 2022, and 2021, included in Other Current Liabilities on the Consolidated Statements of Financial Position.

(in millions)	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2021	$4.6	$5.6	$10.2
Provisions	8.0	(4.3)	3.7
Cash expenditures	(6.3)	(0.7)	(7.0)
Non-cash items	(2.6)	(0.3)	(2.9)
Accrual balance at September 30, 2022	$3.7	$0.3	$4.0
Provisions	7.6	0.6	8.2
Cash expenditures	(8.1)	(0.3)	(8.4)
Non-cash items	0.2	(0.1)	0.1
Accrual balance at September 30, 2023	$3.4	$0.5	$3.9

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - REVENUE RECOGNITION
The Company generates all of its revenue from contracts with customers. The following tables disaggregate our revenue for the years ended September 30, 2023, 2022 and 2021 by the Company’s key revenue streams, segments and geographic regions (based upon destination):

	September 30, 2023
(in millions)	GPC	H&G	HPC	Total
Product Sales
NA	$710.7	$527.1	$514.4	$1,752.2
EMEA	361.3	—	465.0	826.3
LATAM	18.0	7.3	181.5	206.8
APAC	33.3	—	73.3	106.6
Licensing	10.0	2.1	7.8	19.9
Other	5.7	—	1.3	7.0
Total Revenue	$1,139.0	$536.5	$1,243.3	$2,918.8

	September 30, 2022
(in millions)	GPC	H&G	HPC	Total
Product Sales
NA	$749.8	$576.8	$609.7	$1,936.3
EMEA	353.6	—	460.7	814.3
LATAM	19.3	8.0	216.1	243.4
APAC	36.5	0.1	71.9	108.5
Licensing	9.9	2.2	10.3	22.4
Other	6.2	—	1.4	7.6
Total Revenue	$1,175.3	$587.1	$1,370.1	$3,132.5

	September 30, 2021
(in millions)	GPC	H&G	HPC	Total
Product Sales
NA	$699.9	$598.6	$493.5	$1,792.0
EMEA	359.8	—	512.1	871.9
LATAM	15.8	7.0	170.6	193.4
APAC	38.9	—	72.7	111.6
Licensing	9.8	2.5	11.2	23.5
Other	5.7	—	—	5.7
Total Revenue	$1,129.9	$608.1	$1,260.1	$2,998.1
A significant portion of our product sales from our HPC segment, primarily in the NA and LATAM regions, are subject to the continued use and access of the Black+Decker® ("B&D") brand through a license agreement with Stanley Black & Decker. The license agreement was renewed through June 30, 2025, including a sell-off period from April 1, 2025 to June 30, 2025 whereby the Company can continue to sell and distribute but no longer produce products subject to the license agreement. Net sales from B&D product sales consist of $350.4 million, $417.3 million, and $400.2 million for the years ended September 30, 2023, 2022 and 2021, respectively. All other brands and tradenames used in the Company’s commercial operations are either directly owned and not subject to further restrictions, or do not aggregate to a significant portion of total product sales for the Company.
The Company has a broad range of customers including many large mass retail customers. During the year ended September 30, 2023, 2022 and 2021, there were two large retail customers, each exceeding 10% of consolidated Net Sales and representing 33.9%, 32.9%, and 31.4% of consolidated Net Sales, respectively.
In the normal course of business, the Company may allow customers to return product or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to receive. The following is a rollforward of the liability for product returns for the years ended September 30, 2023, 2022 and 2021:

(in millions)	Beginning Balance	Charged to Profit & Loss	Deductions	Other Adjustments	Ending Balance
September 30, 2023	$15.5	$8.7	$(11.2)	$(0.2)	$12.8
September 30, 2022	11.8	12.4	(19.8)	11.1	15.5
September 30, 2021	12.8	1.5	(2.9)	0.4	11.8
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
•Level 3 - Significant inputs to the valuation model are unobservable.
The carrying values and estimated fair values for financial instruments as of September 30, 2023 and 2022 are as follows:

	September 30, 2023					September 30, 2022
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Derivative Assets	$—	$3.3	$—	$3.3	$3.3	$—	$22.2	$—	$22.2	$22.2
Derivative Liabilities	—	9.0	—	9.0	9.0	—	6.0	—	6.0	6.0
Debt	—	1,418.6	—	1,418.6	1,555.5	—	2,815.9	—	2,815.9	3,156.8
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
The carrying values of cash and cash equivalents, short term investments, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities.

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - RECEIVABLES
The allowance for doubtful accounts as of September 30, 2023 and 2022 was $7.7 million and $7.3 million, respectively. The following is a rollforward of the allowance for doubtful accounts for the years ended September 30, 2023, 2022 and 2021:

(in millions)	Beginning Balance	Charged to Profit & Loss	Deductions	Other Adjustments	Ending Balance
September 30, 2023	$7.3	$5.0	$(1.4)	$(3.2)	$7.7
September 30, 2022	6.7	4.2	(4.9)	1.3	7.3
September 30, 2021	5.3	1.9	(0.4)	(0.1)	6.7
Other adjustments includes foreign currency translation and the allowance for doubtful accounts assumed as part of the acquisition of the Tristar Business during the year ended September 30, 2022. See Note 4 - Acquisitions for further discussion on the Tristar Business acquisition.
The Company has a broad range of customers including many large retail outlet chains, some of which exceed 10% of consolidated Net Trade Receivables. As of September 30, 2023, there were two customers that exceeded 10% of the Company's consolidated Net Trade Receivables representing 39.8% of the Company’s Trade Receivables. As of September 30, 2022, there were two customers that exceeded 10% of the Company's consolidated Net Trade Receivables representing 21.9% of the Company’s Trade Receivables.
We have entered into various factoring agreements and early pay programs with our customers to sell our trade receivables under non-recourse agreements in exchange for cash proceeds and is an integral part of our financing for working capital. These transactions are treated as a sale and accounted for as a reduction in trade receivables because the agreements transfer effective control and risk related to the receivables to the buyers. A loss on sale is recognized for any discount and fees associated with the transfer, recognized as General and Administrative Expense on the Company's Consolidated Statements of Income, with cash proceeds recognized as cash flow from operating activities on the Company's Statements of Cash Flows. In some instances, we may continue to service the transferred receivable after the factoring has occurred, but in most cases we do not service any factored accounts. Any servicing of the trade receivable does not constitute significant continuing involvement or preclude the recognition of a sale and we do not carry any material servicing assets or liabilities on the Company's Consolidated Statements of Financial Position. The cost of factoring such trade receivables was $15.1 million, $10.2 million, and $3.5 million for the years ended September 30, 2023, 2022, and 2021, respectively.
NOTE 9 - INVENTORY
Inventories as of September 30, 2023 and 2022 consist of the following:

(in millions)	2023	2022
Raw materials	$55.8	$72.3
Work-in-process	6.2	10.5
Finished goods	400.8	697.8
Inventories	$462.8	$780.6
During the year ended September 30, 2023, the Company and HPC recognized an incremental inventory loss of $20.6 million for the disposal of select product SKUs and models associated with the acquired brands from the Tristar Business acquisition after assessing, among other things, performance and quality standards and the business risks associated with the continued support and distribution of such products. HPC management has suspended any further sale of the selected products as part of a shift in its strategy of distribution and development of products within its brand portfolio and avoid deterioration and further reduction in the value of acquired brands and supported products.
NOTE 10 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2023 and 2022 consist of the following:

(in millions)	2023	2022
Land, buildings and improvements	$83.4	$75.7
Machinery, tooling and equipment	330.1	312.4
Computer software	136.2	81.7
Finance leases	136.9	139.8
Construction in progress	18.1	54.7
Property, plant and equipment	$704.7	$664.3
Accumulated depreciation	(429.6)	(400.5)
Property, plant and equipment, net	$275.1	$263.8
Depreciation expense from property, plant and equipment for the years ended September 30, 2023, 2022 and 2021 was $48.9 million, $49.0 million, and $51.9 million, respectively.
During the year ended September 30, 2023, the Company completed the sale of two facilities in its EMEA region, primarily consisting of office space supporting the GPC segment, with total proceeds of $5.2 million and resulting in a gain on sale of $2.7 million, included as General and Administrative Expense on the Consolidated Statements of Income for the year ended September 30, 2023.
During the year ended September 30, 2023, the Company recognized a $3.9 million impairment charge on idle equipment associated with the early exit of a GPC warehouse lease, included as Selling Expense on the Consolidated Statements of Income for the year ended September 30, 2023.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - GOODWILL AND INTANGIBLES
Goodwill, by segment, consists of the following:

(in millions)	GPC	H&G	HPC	Total
As of September 30, 2021	$524.6	$342.6	$—	$867.2
Tristar Business acquisition (Note 4)	—	—	108.1	108.1
Foreign currency impact	(22.2)	—	—	(22.2)
As of September 30, 2022	$502.4	$342.6	$108.1	$953.1
Impairment	—	—	(111.1)	(111.1)
Tristar Business acquisition adjustment (Note 4)	—	—	3.0	3.0
Foreign currency impact	9.7	—	—	9.7
As of September 30, 2023	$512.1	$342.6	$—	$854.7
During the year ended September 30, 2023, the Company recognized an impairment of the HPC goodwill that was attributable to a declining trend in operating performance results, challenging retail environment with increased competition, lower distribution, and excess retail inventory levels impacting pricing and promotional spending, resulting in a reduction in actual and projected sales and margin realization within its current and forecasted cash flows and a full impairment of the identified goodwill for the HPC reporting unit and segment.
The carrying value of indefinite lived intangible and definite lived intangible assets subject to amortization and accumulated amortization are as follows:

	2023			2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets
Customer relationships	$635.0	$(412.9)	$222.1	$627.8	$(373.9)	$253.9
Technology assets	75.3	(35.9)	39.4	75.3	(30.8)	44.5
Tradenames	27.6	(7.4)	20.2	10.6	(5.1)	5.5
Total amortizable intangible assets	737.9	(456.2)	281.7	713.7	(409.8)	303.9
Indefinite-lived intangible assets - tradenames	778.4	—	778.4	898.3	—	898.3
Total intangible assets	$1,516.3	$(456.2)	$1,060.1	$1,612.0	$(409.8)	$1,202.2
During the year ended September 30, 2023, the Company and H&G segment recognized an impairment loss of $56.0 million associated with the Rejuvenate® tradename attributable to a significant shift in consumer purchasing activity and retail inventory management efforts with certain retail customers within the year that make up a significant concentration of revenue for the brand and further reducing the anticipated near-term sales for the brand, a shift in the projected timing and realization of long-term projected revenues and changes in strategic distribution opportunities, as well as a change in the amount and timing of product innovations being introduced to customers.
During the year ended September 30, 2023, the Company and HPC segment recognized an impairment loss of $45.0 million associated with the PowerXL® tradename driven by the reduction in the sales from a decrease in distribution with retail customers, significant pricing adjustments and required incremental promotional spending activity resulting in a substantial shift in actual and projected future revenues for the brand as well as a decrease in realized sales due to the continuation of retail inventory reduction efforts, lowered consumer demand, increased competition, and adverse macro-economic factors.
Additionally, during the year ended September 30, 2023, the Company and HPC segment recognized an impairment loss of $19.7 million associated with the George Foreman® tradename due to shifts in market demand for related product categories as well as a change in the Company's brand portfolio strategy and projected utilization of the tradename going forward. As a result of the change in the Company's strategy and utilization of the George Foreman® tradename, the Company has converted the George Foreman® tradename from an indefinite-lived tradename to a definite-lived tradename.
Amortization expense from intangible assets for the years ended September 30, 2023, 2022 and 2021 was $42.3 million, $50.3 million and $65.1 million, respectively. Excluding the impact of any future acquisitions or changes in foreign currency, the Company anticipates the annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2024	$43.2
2025	41.1
2026	39.5
2027	39.5
2028	37.8

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - DEBT
Debt as of September 30, 2023 and 2022 consists of the following:

	2023		2022
(in millions)	Amount	Rate	Amount	Rate
Spectrum Brands, Inc.
Revolver Facility, variable rate, expiring June 30, 2025	$—	—%	$740.0	5.7%
Term Loan Facility, variable rate, due March 3, 2028	—	—%	394.0	5.2%
5.75% Notes, due July 15, 2025	—	—%	450.0	5.8%
4.00% Notes, due October 1, 2026	448.8	4.0%	417.1	4.0%
5.00% Notes, due October 1, 2029	297.2	5.0%	300.0	5.0%
5.50% Notes, due July 15, 2030	288.5	5.5%	300.0	5.5%
3.875% Notes, due March 15, 2031	453.0	3.9%	500.0	3.9%
Obligations under finance leases	86.4	5.3%	92.7	5.1%
Total Spectrum Brands, Inc. debt	1,573.9		3,193.8
Unamortized discount on debt	—		(0.8)
Debt issuance costs	(18.4)		(36.2)
Less current portion	(8.6)		(12.3)
Long-term debt, net of current portion	$1,546.9		$3,144.5

The Company’s aggregate scheduled maturities of debt obligations are as follows, excluding obligations under capital leases. See Note 13 - Leases for scheduled maturities of obligations under capital leases:

(in millions)	Amount
2024	$—
2025	—
2026	—
2027	448.8
2028	—
Thereafter	1,038.7
Total long-term debt	$1,487.5

Revolver Facility
On June 30, 2020, SBI entered into the Amended and Restated Credit Agreement ("Credit Agreement"), which refinances the previously existing credit facility, and includes certain modified terms from the previously existing revolving credit facility. The maturity date was extended to June 30, 2025, and the facility was reduced from $890.0 million to $600.0 million (with a U.S. dollar tranche and a multicurrency tranche) (the "Initial Revolving Credit Facility Tranche"). The interest rate margins applicable to the facility were changed and a London Inter-Bank Offered Rate ("LIBOR") floor of 0.75% was installed.
The Credit Agreement, solely with respect to the Revolver Facility, contains a financial covenant test on the last day of each fiscal quarter on the maximum total leverage ratio. This is calculated as the ratio of (i) the principal amount of third-party debt for borrowed money (including unreimbursed letter of credit drawings), capital leases and purchase money debt, at period-end, less cash and cash equivalents, to (ii) adjusted EBITDA for the trailing twelve months. The maximum total leverage ratio should be no greater than 6.0 to 1.0. On November 17, 2022, the Company entered into the fourth amendment to the Credit Agreement to temporarily increase the maximum consolidated total net leverage ratio permitted to be no greater than 7.0 to 1.0 before returning to 6.0 to 1.0 at the earliest of (i) September 29, 2023, or (ii) 10 business days after the closing of the HHI divestiture or receipt of the related termination fee. The waiver expired 10 business days after the close of the HHI divestiture and the maximum permitted consolidated total net leverage returned to 6.0 to 1.0. As of September 30, 2023, we were in compliance with all covenants under the Credit Agreement. The Company incurred $2.3 million in connection with the fourth amendment and recognized as interest expense for the year ended September 30, 2023.
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
On December 10, 2021, the Company entered into the second amendment to the Credit Agreement. The second amendment includes certain modified terms from the existing Credit Agreement to provide for an alternate rate of interest to the Eurocurrency Rate applicable to Revolving Loans and Letters of Credit in Euro and Pounds Sterling. Pursuant to the second amendment, Sterling Overnight Index Average ("SONIA") replaced the LIBOR as a reference rate for Revolving Loans and Letters of Credit denominated in Pounds Sterling and Euro Interbank Offered Rate ("EURIBOR") replaced LIBOR as a reference rate for Revolving Loans and Letters of Credit denominated in Euro.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - DEBT (continued)
On February 3, 2022, the Company entered into a third amendment to the Credit Agreement. The third amendment provides for incremental capacity on the Revolver Facility of $500 million (the "Incremental Revolving Credit Facility Tranche") that was used to support the acquisition of the Tristar Business and the continuing operations and existing working capital requirements of the Company. See Note 4 - Acquisitions for further discussion on the Tristar Business acquisition. Borrowings under the incremental capacity were subject to the same terms and conditions as the existing Revolver Facility, with a maturity date of June 30, 2025, other than a difference in borrowing rate which were subject to SOFR plus margin ranging from 1.75% to 2.75%, or base rate plus margin ranging from 0.75% to 1.75% per annum, with an increase by 25 basis points 270 days after the effective date of the third amendment and an additional 25 basis points on each 90 day anniversary of such date. The SOFR was subject to a 0.50% floor. The Company incurred $7.6 million in connection with the third amendment, which have been capitalized as debt issuance costs and were amortized over the remaining term of the Credit Agreement.
On June 20, 2023, following the close of the HHI divestiture, the Company repaid $470.0 million of revolving loans that were drawn under the Initial Revolving Credit Facility Tranche, which constituted the repayment of all outstanding revolving loans under such tranche and repayment of $245.0 million of revolving loans that were drawn under the Incremental Revolving Credit Facility Tranche, which constituted the repayment of all outstanding revolving loans under such tranche. The Company terminated all revolving loan commitments under the Incremental Revolving Credit Facility Tranche while the revolving loan commitments under the Initial Revolving Credit Facility Tranche were not terminated. The Company recognized $4.5 million for the year ended September 30, 2023 from the write-down of deferred financing costs associated with the termination of the Incremental Revolving Credit Facility Tranche, recognized as Interest Expense on the Company's Consolidated Statements of Income.
Further, on June 20, 2023, the Company entered into the fifth amendment to the Credit Agreement to transition from LIBOR to SOFR borrowing rates used on borrowings from the Revolver Facility. As a result, as of September 30, 2023, borrowings from the Revolver Facility are subject to adjusted SOFR plus margin ranging from 1.75% to 2.75% per annum, or base rate plus margin ranging from 0.75% to 1.75% per annum. The SOFR borrowings are subject to a 0.1% adjustment rate and a 0.75% SOFR floor.
As a result of borrowings and payments under the Revolver Facility, as of September 30, 2023, the Company had borrowing availability of $586.9 million, net of outstanding letters of credit of $13.1 million.
On October 19, 2023, SBI and SB/RH entered into the Second Amended and Restated Credit Agreement (the “Subsequent Credit Agreement”), by and among the Company, SB/RH Holdings, Royal Bank of Canada, as the administrative agent, and the lenders party thereto from time to time. The proceeds of the Subsequent Credit Agreement will be used for working capital needs and other general corporate purposes. The Subsequent Credit Agreement refinanced the Company’s previous Credit Agreement and includes certain modified terms from the the previous Credit Agreement, including extending the maturity to October 19, 2028, and the Revolver Facility was reduced to $500.0 million (with a U.S. dollar tranche and a multicurrency tranche). The Subsequent Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on SBI and its restricted subsidiaries' ability to incur indebtedness, create liens, make investments, pay dividends or make certain other distributions, and merge or consolidate or sell assets, in each case subject to certain expectations set forth in the Subsequent Credit Agreement..
The aggregate commitment amount with respect to (a) the U.S. dollar tranche of the Revolving Facility is $400 million and (b) the multi-currency tranche of the Revolving Facility is $100 million. The commitment fee rate will be equal to 0.20% of the unused commitments under the Revolving Facility (which may be increased to a maximum rate equal to 0.40% based on certain total net leverage ratios specified in the Credit Agreement).
All outstanding amounts under the U.S. dollar tranche (if funded in U.S. dollars) will bear interest, at the option of the Company, at a rate per annum equal to (x) SOFR, plus a margin ranging between 1.00% to 2.00% per annum (based on certain total net leverage ratios specified in the Credit Agreement) or (y) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging between 0.00% to 1.00% per annum (based on certain total net leverage ratios specified in the Credit Agreement).
The multi-currency tranche (if funded in Euros) will bear interest at a rate per annum equal to the EURIBOR Rate, plus a margin ranging between 1.00% to 2.00% per annum (based on certain total net leverage ratios specified in the Credit Agreement). The multi-currency tranche (if funded in Canadian dollars) will bear interest, at the option of the Company, at a rate per annum equal to (x) CORRA (Canadian Overnight Repo Rate Average), plus a margin ranging between 1.00% to 2.00% per annum (based on certain total net leverage ratios specified in the Credit Agreement) or (y) the Canadian Prime Rate, plus a margin ranging between 0.00% to 1.00% per annum (based on certain total net leverage ratios specified in the Credit Agreement). The multi-currency tranche (if funded in Pounds Sterling) will bear interest at a rate per annum equal to the SONIA, plus a margin ranging between 1.00% to 2.00% per annum (based on certain total net leverage ratios specified in the Credit Agreement).
As of the closing date of the Subsequent Credit Agreement, the borrowing availability of the Revolver Facility is $486.9 million, net of outstanding letters of credit of $13.1 million.
Term Loan Facility
On March 3, 2021, SBI entered into the first amendment (the "Amended Credit Agreement") to the Credit Agreement. The Amended Credit Agreement included certain modified terms from the existing Credit Agreement to provide for a new term loan facility (the “Term Loan Facility”). The Term Loan Facility was in an aggregate principal amount of $400.0 million and with a maturity date of March 3, 2028. The Term Loan Facility was subject to a rate per annum equal to either (1) the LIBOR, subject to a 0.50% floor, adjusted for statutory reserves, plus a margin of 2.00% per annum or (2) the Alternate Base Rate (as defined in the Amended Credit Agreement), plus a margin of 1.00% per annum. The Term Loan Facility was issued net of a $1.0 million discount and the Company incurred $5.1 million of debt issuance costs, which was being amortized with a corresponding charge to interest expense over the remaining life of the loan.
Pursuant to a guarantee agreement, SB/RH and the direct and indirect wholly-owned material domestic subsidiaries of SBI had guaranteed SBI’s obligations under the Amended Credit Agreement and related loan documents. Pursuant to the Security Agreement, dated as of June 23, 2015, SBI and such subsidiary guarantors had pledged substantially all of their respective assets to secure such obligations and, in addition, SB/RH had pledged the capital stock of SBI to secure such obligations.

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
On June 20, 2023, following the close of the HHI divestiture, the Company repaid the $392.0 million outstanding amount of term loans, which constituted the repayment of all outstanding term loans under the Credit Agreement and the Term Loan Facility was terminated. The Company recognized $4.1 million for the year ended September 30, 2023 from the write-down of deferred financing costs and original issuance discount associated with the extinguishment of the Term Loan Facility, recognized as Interest Expense on the Company's Consolidated Statements of Income
Spectrum 5.75% Notes
On May 20, 2015, SBI issued $1,000 million aggregate principal amount of 5.75% Notes at par value, due July 15, 2025 (the “5.75% Notes”). The 5.75% Notes are guaranteed by SB/RH as well as by SBI’s existing and future domestic subsidiaries.
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
The 2025 Indenture contained customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.
In addition, the 2025 Indenture provided for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2025 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 5.75% Notes. If any other event of default under the 2025 Indenture occurs and is continuing, the trustee for the 2025 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 5.75% Notes, may declare the acceleration of the amounts due under those notes.
The Company recorded $19.7 million of fees in connection with the offering of the 5.75% Notes, which had been capitalized as debt issuance costs and were being amortized over the remaining life of the 5.75% Notes.
During the year ended September 30, 2021, using the proceeds received from the Term Loan Facility and 3.875% Notes, the Company redeemed $550.0 million aggregate principal amount of the 5.75% Notes in a cash tender offer, with a make whole premium of $17.7 million and a write-off of unamortized debt issuance costs of $5.7 million recognized as Interest Expense on the Company's Consolidated Statements of Income.
During the year ended September 30, 2023, following the close of the HHI divestiture, the Company redeemed the remaining $450.0 million aggregate principal amount of 5.75% Senior Notes due 2025 then outstanding in full, at the redemption price, calculated in accordance with the indenture governing the 5.75%.Notes, plus accrued and unpaid interest, with a write down of unamortized debt issuance costs of $2.2 million, recognized as Interest Expense on the Company's Consolidated Statements of Income.
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
In addition, the 2026 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2026 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 4.00% Notes. If any other event of default under the 2026 Indenture occurs and is continuing, the trustee for the 2026 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 4.00% Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2023, we were in compliance with all covenants under the indentures governing the 4.00% Notes.
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
In addition, the 2029 Indenture proves for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2029 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 5.00% Notes. If any other event of default under the 2029 Indenture occurs and is continuing, the trustee for the 2029 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 5.00% Notes, may declare the acceleration of the amounts due under those notes. As of September 30, 2023, we were in compliance with all covenants under the indentures governing the 5.00% Notes.
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

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - DEBT (continued)
Debt Repurchase
During the year ended September 30, 2023, the Company initiated a process of repurchasing Senior Notes available for sale on the open market, at a discount, which are ultimately retired upon receipt. The repurchase of the Company's debt obligations are treated as an extinguishment, with any realized discount recognized as a gain on debt repurchase on the Company's Consolidated Statements of Income, net any write-off of related deferred financing costs. For the year ended September 30, 2023, the Company repurchased $61.4 million of outstanding Senior Notes, consisting of $2.8 million of the 5.00% Senior Notes due October 1, 2029, $11.5 million of the 5.50% Senior Notes due July 15, 2030, and $47.1 million of the 3.875% Senior Notes, due March 15, 2031. As a result of repurchasing outstanding debt notes during the year ended September 30, 2023, there was a gain of $7.9 million related to realized gain on the settlement of the obligations recorded, net write-off from associated deferred issuance costs.
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
The following is a summary of the Company’s leases recognized on the Company’s Consolidated Statement of Financial Position as of September 30, 2023 and 2022:

(in millions)	Line Item	2023	2022
Assets
Operating	Operating lease assets	$110.8	$82.5
Finance	Property, plant and equipment, net	66.2	73.4
Total leased assets		$177.0	$155.9
Liabilities
Current
Operating	Other current liabilities	$26.9	$25.8
Finance	Current portion of long-term debt	8.6	8.3
Long-term
Operating	Long-term operating lease liabilities	95.6	56.0
Finance	Long-term debt, net of current portion	77.8	84.4
Total lease liabilities		$208.9	$174.5

As of September 30, 2023, the Company had an additional $19.4 million in commitments related to an operating lease executed that has not yet commenced. The lease is expected to commence during fiscal 2024.
The Company records its operating lease and amortization of finance lease ROU assets within Cost of Goods Sold or Operating Expenses in the Consolidated Statement of Income depending on the nature and use of the underlying asset. The Company records its finance interest cost within interest expense in the Consolidated Statement of Income.
During the year ended September 30, 2023, the Company recognized a $5.2 million impairment charge on a right of use operating lease asset for a GPC warehouse having a maturity date of December 2029, due to the exit of the GPC operations from the facility and the intention to sub-lease to a third-party, included as Selling Expense on the Consolidated Statements of Income for the year ended September 30, 2023. The partial impairment was measured using projected discounted cash flow for the facility, including an assumed sub-lease tenant, yet to be identified, at rental rates that are comparable to current market conditions.
The components of lease costs recognized in the Consolidated Statement of Income for the year ended September 30, 2023, 2022, and 2021 are as follows:

(in millions)	2023	2022	2021
Operating lease cost	$37.0	$26.3	$19.8
Finance lease cost
Amortization of leased assets	10.2	10.5	11.3
Interest on lease liability	4.8	5.2	5.3
Variable lease cost	12.4	10.8	9.8
Total lease cost	$64.4	$52.8	$46.2

During the year ended September 30, 2023, 2022, and 2021 the Company recognized income attributable to leases and sub-leases of $2.4 million, $2.7 million, and $2.3 million, respectively. Income from leases and sub-leases is recognized as Other Non-Operating Income on the Consolidated Statement of Income.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 - LEASES (continued)
The following is a summary of the Company’s cash paid for amounts included in the measurement of lease liabilities recognized in the Consolidated Statement of Cash Flow, including supplemental non-cash activity related to operating leases, for the year ended September 30, 2023, 2022, and 2021:

(in millions)	2023	2022	2021
Operating cash flow from operating leases	$30.3	$25.3	$20.7
Operating cash flows from finance leases	4.8	5.1	5.4
Financing cash flows from finance leases	9.5	8.9	12.0
Supplemental non-cash flow disclosure
Acquisition of operating lease asset through lease obligations	66.9	30.4	15.3

The following is a summary of weighted-average lease term and discount rate at September 30, 2023 and 2022:

	2023	2022
Weighted average remaining lease term
Operating leases	4.6 years	4.5 years
Finance leases	8.7 years	9.7 years
Weighted average discount rate
Operating leases	5.5%	3.8%
Finance leases	5.3%	5.1%

At September 30, 2023, future lease payments under operating and finance leases were as follows:

(in millions)	Finance Leases	Operating Leases
2024	$12.6	$33.3
2025	12.7	30.5
2026	12.3	26.4
2027	12.3	23.3
2028	12.2	19.3
Thereafter	46.3	7.6
Total lease payments	108.4	140.4
Amount representing interest	(22.0)	(17.9)
Total minimum lease payments	$86.4	$122.5

NOTE 14 - DERIVATIVES
Derivative financial instruments are used by the Company principally in the management of its foreign currency exchange rate exposures. The Company does not hold or issue derivative financial instruments for trading purposes.
Cash Flow Hedges
The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third-party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for Australian Dollars, Canadian Dollars, Euros, Japanese Yen, Mexican Peso, Pound Sterling or U.S. Dollars. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of products or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Consolidated Statements of Income. At September 30, 2023, the Company had a series of foreign exchange derivative contracts outstanding through June 2025. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $5.0 million, net of tax. At September 30, 2023 and 2022, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $320.2 million and $289.5 million, respectively.
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the effective portion of the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The following table summarizes the impact of the effective and ineffective portions of designated hedges and the gain or loss recognized in the Consolidated Statement of Income for the years ended September 30, 2023, 2022 and 2021:

	Gain (Loss) in OCI			Reclassified to Continuing Operations
(in millions)	2023	2022	2021	Line Item	2023	2022	2021
Foreign exchange contracts	$0.3	$0.2	$0.1	Net sales	$0.2	$0.1	$0.1
Foreign exchange contracts	(34.8)	30.9	(2.0)	Cost of goods sold	(12.4)	20.1	(9.3)
Total	$(34.5)	$31.1	$(1.9)		$(12.2)	$20.2	$(9.2)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - DERIVATIVES (continued)
Derivative Contracts Not Designated As Hedges for Accounting Purposes
The Company periodically enters into forward and swap foreign exchange contracts to economically hedge a portion of the risk from third-party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for, among others, Canadian Dollars, Euros, Japanese Yen, Mexican Peso, Colombian Peso, Hungarian Forint, Pound Sterling, or U.S. Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2023, the Company had a series of forward exchange contracts outstanding through February 2024. At September 30, 2023 and 2022, the Company had $671.5 million and $513.7 million, respectively, of notional value for such foreign exchange derivative contracts outstanding.
The following table summarizes the gain or loss associated with derivative contracts not designated as hedges in the Consolidated Statements of Income for the years ended September 30, 2023, 2022 and 2021.

(in millions)	Line Item	2023	2022	2021
Foreign exchange contracts	Other non-operating expense (income)	$(14.3)	$25.6	$(3.2)
Fair Value of Derivative Instruments
The fair value of the Company’s outstanding derivative instruments in the Consolidated Statements of Financial Position are as follows:

(in millions)	Line Item	2023	2022
Derivative Assets
Foreign exchange contracts - designated as hedge	Other receivables	$1.4	$14.4
Foreign exchange contracts - designated as hedge	Deferred charges and other	0.1	0.4
Foreign exchange contracts - not designated as hedge	Other receivables	1.8	7.4
Total Derivative Assets		$3.3	$22.2
Derivative Liabilities
Foreign exchange contracts - designated as hedge	Accounts payable	$8.1	$—
Foreign exchange contracts - designated as hedge	Other long term liabilities	—	1.0
Foreign exchange contracts - not designated as hedge	Accounts payable	0.9	5.0
Total Derivative Liabilities		$9.0	$6.0
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant for the years ended September 30, 2023 and 2022.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of September 30, 2023, and 2022, there was no cash collateral outstanding and had no posted standby letters of credit related to such liability positions.
Net Investment Hedge
SBI has €425.0 million aggregate principle amount of 4.00% Notes designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge are recognized as a component of foreign currency translation within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Expense (Income). As of September 30, 2023 and September 30, 2022 the full principal amount was designated as a net investment hedge and considered fully effective. The following summarizes the gain (loss) from the net investment hedge recognized in Other Comprehensive Income for the year ended September 30, 2023, 2022 and 2021, pre-tax:

Gain (Loss) in OCI (in millions)	2023	2022	2021
Net investment hedge	$(31.7)	$75.8	$6.2
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
The following tables provide additional information on the pension plans as of September 30, 2023 and 2022:

	U.S. Plans		Non U.S. Plans
(in millions)	2023	2022	2023	2022
Changes in benefit obligation:
Benefit obligation, beginning of year	$53.5	$71.4	$101.1	$176.1
Service cost	0.6	0.5	0.8	1.2
Interest cost	2.8	1.9	4.6	2.1
Actuarial gain	(1.7)	(16.1)	(4.5)	(45.7)
Benefits paid	(4.3)	(4.2)	(4.2)	(4.4)
Foreign currency exchange rate changes	—	—	8.7	(28.2)
Benefit obligation, end of year	50.9	53.5	106.5	101.1
Changes in plan assets:
Fair value of plan assets, beginning of year	50.3	69.6	93.1	147.4
Actual return on plan assets	2.9	(15.2)	(1.1)	(30.1)
Employer contributions	0.1	0.1	6.8	4.8
Benefits paid	(4.3)	(4.2)	(4.2)	(4.4)
Foreign currency exchange rate changes	—	—	8.1	(24.6)
Fair value of plan assets, end of year	49.0	50.3	102.7	93.1
Funded Status	$(1.9)	$(3.2)	$(3.8)	$(8.0)
Amounts recognized in statement of financial position
Deferred charges and other	$—	$—	$9.6	$4.6
Other accrued expenses	0.1	0.1	—	—
Other long-term liabilities	1.8	3.1	13.4	12.6
Accumulated other comprehensive loss	9.4	10.9	23.8	21.8
Weighted average assumptions
Discount rate	5.72%	5.37%	4.00 - 5.20%	3.70 - 5.20%
Rate of compensation increase	N/A	N/A	2.75%	2.75%
The following table summarizes the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit plans with projected benefit obligations in excess of plan assets:

	U.S. Plans		Non U.S. Plan
(in millions)	2023	2022	2023	2022
Projected benefit obligation	$50.9	$53.5	$57.0	$51.8
Accumulated benefit obligation	50.9	53.5	57.0	49.0
Fair value of plan assets	49.0	50.3	43.5	39.2

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - EMPLOYEE BENEFIT PLANS (continued)
The following table contains the components of net periodic benefit cost from defined benefit plans for the years ended September 30, 2023, 2022 and 2021:

	U.S. Plans			Non U.S. Plans
(in millions)	2023	2022	2021	2023	2022	2021
Service cost	$0.6	$0.5	$0.5	$0.8	$1.2	$1.5
Interest cost	2.8	1.9	1.8	4.6	2.1	2.1
Expected return on assets	(3.1)	(3.2)	(3.7)	(3.9)	(4.0)	(4.0)
Recognized net actuarial loss	—	0.8	1.4	0.8	2.8	3.4
Net periodic benefit cost	$0.3	$—	$—	$2.3	$2.1	$3.0
Weighted average assumptions
Discount rate	5.37%	2.70%	2.46%	3.70 - 5.20%	1.00 - 2.00%	0.70 - 1.75%
Expected return on plan assets	5.25%	5.00%	6.00%	2.54 - 5.58%	0.99 - 4.06%	0.70 - 3.40%
Rate of compensation increase	N/A	N/A	N/A	2.75%	2.50%	2.25%
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
Below is a summary allocation of defined benefit plan assets as of September 30, 2023 and 2022:

	U.S. Plans		Non U.S. Plans
Asset Type	2023	2022	2023	2022
Equity Securities	30%	31%	—%	—%
Fixed Income Securities	70%	69%	49%	42%
Other	—%	—%	51%	58%
Total	100%	100%	100%	100%
The fair value of defined benefit plan assets by asset category as of September 30, 2023 and 2022 are as follows:

	September 30, 2023				September 30, 2022
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash & cash equivalents	$0.3	$—	$—	$0.3	$0.2	$—	$—	$0.2
Equity	4.6	5.7	—	10.3	4.9	6.1	—	11.0
Fixed income securities	24.2	7.8	—	32.0	25.1	8.1	—	33.2
Foreign equity	4.5	—	—	4.5	4.4	—	—	4.4
Foreign fixed income securities	—	50.8	—	50.8	—	39.4	—	39.4
Life insurance contracts	—	40.7	—	40.7	—	36.7	—	36.7
Annuity policy	—	—	10.4	10.4	—	—	10.6	10.6
Other	—	2.7	—	2.7	—	7.9	—	7.9
Total plan assets	$33.6	$107.7	$10.4	$151.7	$34.6	$98.2	$10.6	$143.4
Level 3 assets consistent of a purchased group annuity using plan assets and escrow funds withheld as part of the acquisition of Armitage during the year ended September 30, 2021, to cover the projected benefit obligation assumed in the purchase. The transaction represents an annuity buy-in, in accordance with United Kingdom ("UK") pension regulations, where the assets of the plan were invested in a bulk-purchase annuity policy with an insurance company, under which the Company retains both the fair value of the annuity contract and the pension benefit obligations related to this plan. Following the buy-in, individual policies will replace the bulk annuity policy in a buy-out transaction, which is expected to be completed in a subsequent period, where the Company would de-recognize the assets and liabilities of the pension plan and realize a settlement gain or loss as a component of the net periodic pension cost. As of September 30, 2023, the fair value of the annuity contract is based on the calculated pension benefit obligation covered.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - EMPLOYEE BENEFIT PLANS (continued)
The following benefit payments are expected to be paid:

(in millions)	U.S. Plans	Non U.S. Plans
2024	$4.9	$4.4
2025	4.2	4.7
2026	4.2	5.0
2027	4.2	5.7
2028	4.2	5.9
2029 - 2033	19.9	30.8
Defined Contribution Plans
The Company sponsored defined contribution plans in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations, pursuant to Section 401(k) of the Internal Revenue Code. The Company made discretionary matching contributions of eligible compensation. The Company also sponsors defined contribution plans for eligible employees of certain foreign subsidiaries. Contributions are discretionary and evaluated annually. Aggregate contributions charged to operations, including discretionary amounts, for the years ended September 30, 2023, 2022 and 2021, were $7.5 million, $7.4 million, and $6.0 million, respectively.
NOTE 16 - INCOME TAXES
Income tax expense (benefit) was calculated based upon the following components of income (loss) from continuing operations before income taxes for the years ended September 30, 2023, 2022 and 2021:

	SBH			SB/RH
(in millions)	2023	2022	2021	2023	2022	2021
United States	$(399.8)	$(263.0)	$(147.2)	$(391.0)	$(260.6)	$(143.8)
Outside the United States	109.6	172.7	136.1	109.6	172.7	136.1
Loss from continuing operations before income taxes	$(290.2)	$(90.3)	$(11.1)	$(281.4)	$(87.9)	$(7.7)
The components of income tax expense (benefit) for the years ended September 30, 2023, 2022 and 2021 are as follows:

	SBH			SB/RH
(in millions)	2023	2022	2021	2023	2022	2021
Current tax expense:
U.S. Federal	$81.8	$7.7	$3.0	$81.8	$7.7	$3.0
Foreign	44.9	24.7	32.6	44.9	24.7	32.6
State and local	(0.4)	(1.1)	2.4	(0.4)	(1.1)	2.4
Total current tax expense	126.3	31.3	38.0	126.3	31.3	38.0
Deferred tax (benefit) expense:
U.S. Federal	(197.7)	(26.5)	(64.8)	(196.3)	(25.8)	(63.4)
Foreign	5.0	(1.2)	5.9	5.0	(1.2)	5.9
State and local	9.9	(16.9)	(5.5)	9.9	(17.2)	(5.5)
Total deferred tax benefit	(182.8)	(44.6)	(64.4)	(181.4)	(44.2)	(63.0)
Income tax benefit	$(56.5)	$(13.3)	$(26.4)	$(55.1)	$(12.9)	$(25.0)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - INCOME TAXES (continued)
The following reconciles the total income tax expense, based on the U.S. Federal statutory income tax rate of 21% with the Company’s recognized income tax expense:

	SBH			SB/RH
(in millions)	2023	2022	2021	2023	2022	2021
U.S. Statutory federal income tax benefit	$(60.9)	$(19.0)	$(2.3)	$(59.1)	$(18.5)	$(1.6)
Permanent items	5.0	(1.7)	13.9	5.0	(1.7)	13.9
Goodwill impairment	2.8	—	—	2.8	—	—
Foreign statutory rate vs. U.S. statutory rate	(1.6)	(4.7)	(6.2)	(1.6)	(4.7)	(6.2)
State income taxes, net of federal effect	(14.5)	(8.3)	(8.7)	(14.5)	(8.6)	(8.7)
State effective rate change	(4.0)	1.2	2.6	(4.0)	1.2	2.6
UK effective rate change	—	—	8.2	—	—	8.2
GILTI	2.1	16.5	4.9	2.1	16.5	4.9
GILTI impact of retroactive law changes	—	(3.2)	(18.1)	—	(3.2)	(18.1)
Residual tax on foreign earnings	1.5	4.8	2.6	1.5	4.8	2.6
Change in valuation allowance	0.2	3.6	(27.1)	0.2	4.3	(27.1)
Unrecognized tax expense	3.8	2.2	0.2	3.8	2.2	0.2
Share based compensation adjustments	0.3	(5.6)	(0.7)	0.4	(5.3)	0.1
Research and development tax credits	(1.8)	(1.9)	(2.4)	(1.8)	(1.9)	(2.4)
Partnership outside basis adjustment	7.0	1.2	5.5	7.0	1.2	5.5
Return to provision adjustments and other, net	3.6	1.6	1.2	3.1	0.8	1.1
Income tax benefit	$(56.5)	$(13.3)	$(26.4)	$(55.1)	$(12.9)	$(25.0)
The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of September 30, 2023 and 2022 are as follows:

	SBH		SB/RH
(in millions)	2023	2022	2023	2022
Deferred tax assets
Employee benefits	$22.9	$25.9	$21.6	$25.9
Inventories and receivables	31.9	42.0	31.9	42.0
Marketing and promotional accruals	5.3	16.0	5.3	16.0
Property, plant and equipment	2.8	0.9	2.8	0.9
Unrealized losses	30.5	31.9	30.5	31.9
Intangibles	9.3	11.1	9.3	11.1
Operating lease liabilities	27.6	23.0	27.6	23.0
Net operating loss and other carry forwards	331.6	577.4	227.9	255.6
Other	17.0	29.4	16.5	27.5
Total deferred tax assets	478.9	757.6	373.4	433.9
Deferred tax liabilities
Property, plant and equipment	7.9	18.1	7.9	18.1
Unrealized gains	11.1	24.4	11.1	24.4
Intangibles	167.2	303.3	167.2	303.3
Operating lease assets	24.6	22.4	24.6	22.4
Investment in partnership	80.3	73.7	80.1	73.4
Taxes on unremitted foreign earnings	1.2	2.0	1.2	2.0
Other	13.0	12.0	13.0	12.0
Total deferred tax liabilities	305.3	455.9	305.1	455.6
Net deferred tax liabilities	173.6	301.7	68.3	(21.7)
Valuation allowance	(333.4)	(337.4)	(229.6)	(233.7)
Net deferred tax liabilities, net valuation allowance	$(159.8)	$(35.7)	$(161.3)	$(255.4)
Reported as:
Deferred charges and other	$15.0	$24.4	$15.0	$23.9
Deferred taxes (noncurrent liability)	174.8	60.1	176.3	279.3

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - INCOME TAXES (continued)
During Fiscal 2022, the Company became aware of ongoing legal challenges to the validity of the IRC Section 245A temporary regulations (“June 2019 Regulations”) adopted by the Treasury Department in June of 2019. During the year ended September 30, 2022, the Company filed a protective amended U.S. income tax return consistent with the June 2019 Regulations being invalid. The Company has determined that this position is not more likely than not to be upheld and therefore did not record a tax benefit for this amended return for the year ended September 30, 2022. Should the June 2019 Regulations ultimately be found invalid, the Company estimates that, as of September 30, 2023, it would recognize a tax benefit of approximately $57.0 million.
On November 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations (“November 2020 Regulations”) under Internal Revenue Code Sections 245A and 951A related to the treatment of previously disqualified basis under the GILTI regime. The November 2020 Regulations are effective for Fiscal 2022, but the Company can elect to apply them to Fiscal 2018 through Fiscal 2021. The Company has satisfied the requirements necessary to apply the Regulations retroactively and had therefore estimated and recorded a benefit of $11.4 million for the impact on years prior to Fiscal 2021 in the year ended September 30, 2021, with a benefit of $5.8 million recorded in the fourth quarter ended September 30, 2021 due to the HHI sale. The Company applied the Regulations to Fiscal 2021 and has included the impact in Fiscal 2021 income tax expense. The Company completed and filed the amended return implementing these November 2020 Regulations during Fiscal 2022 and recorded an additional $3.2 million tax benefit in the year ended September 30, 2022 for years prior to Fiscal 2020.
On July 20, 2020, Final Regulations were issued under Internal Revenue Code Section 951A relating to the treatment of income that is subject to a high rate of tax under the global intangible low taxed income (“GILTI“) regime (“July 2020 Regulations“). The July 2020 Regulations are effective for Fiscal 2021, but the Company can elect to apply them to Fiscal 2019 and Fiscal 2020. The sale of the HHI segment allowed use of tax benefits for years prior to Fiscal 2020 that would have been subject to federal and state tax limitations on the use of carryforwards absent the HHI sale. The Company implemented the July 2020 Regulations for Fiscal 2019 by filing an amended return. Therefore, a benefit of $6.7 million was recorded for the year ended September 30, 2021.
The Tax Reform Act of December 22, 2017, included a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Company’s mandatory repatriation tax is payable over 8 years. The first payment was due January 2019. As of September 30, 2023, $15.0 million of the mandatory repatriation liability is still outstanding and $3.9 million is due and payable in the next 12 months.
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
As of September 30, 2023, and 2022, the Company provided $1.2 million and $2.0 million, respectively, of residual foreign taxes on undistributed foreign earnings.
As a result of the June 2019 Regulations and the deemed mandatory repatriation, the Company does not have significant prior year untaxed, undistributed earnings from its foreign operations at September 30, 2023. There were $500.6 million of the Company’s undistributed earnings taxed in the U.S. as a result of the mandatory deemed repatriation that was part of the Tax Reform Act, and the remaining earnings were taxed as a result of the June 2019 Regulations. The Company recorded GILTI inclusions for the tax year ended September 30, 2023 of $10.1 million. The Company estimates it generated untaxed, undistributed foreign earnings due to high-tax exceptions to GILTI inclusions under the Tax Reform Act for the year ended September 30, 2023 of $41.9 million and has cumulative untaxed, undistributed foreign earnings due to high-tax exceptions as of September 30, 2023 of $138.9 million.
As of September 30, 2023, the Company has U.S. federal net operating carryforwards (“NOLs”) of $640.9 million with a federal tax benefit of $134.6 million and tax benefits related to state NOLs and capital loss carryforwards of $41.4 million. These NOLs expire through years ending in 2042. As of September 30, 2023, the Company has foreign NOLs of $346.8 million and tax benefits of $85.1 million, which will expire beginning in the Company's fiscal year ending September 30, 2025. During the fiscal year ending September 30, 2021, the Company recorded $324.2 million of additional foreign net operating losses due to a tax-deductible impairment in Luxembourg of subsidiary stock but recorded a full valuation allowance on the tax benefits of those losses since they are expected to expire unused. Certain of the foreign NOLs have indefinite carryforward periods.
A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
The Company has had multiple changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, that subject the Company’s U.S. federal and state NOLs and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change and the effects of subsequent ownership changes (as defined for tax purposes), if any. Due to these limitations, the Company estimates, as of September 30, 2023, that $640.9 million of the total U.S. federal NOLs with a federal tax benefit of $134.6 million and $15.1 million of the tax benefit related to state NOLs will expire unused even if the Company generates sufficient income to otherwise use all of its NOLs. The Company also projects, as of September 30, 2023, that $83.6 million of tax benefits related to foreign NOLs will not be used. The Company has provided a full valuation allowance against these deferred tax assets.
The gain from the sale of the HHI segment allowed the Company to use certain deferred tax assets including federal net operating losses subject to certain limits, state net operating losses previously expected to expire unused, and state research and development credits also previously expected to expire unused; therefore, the Company released $29.2 million of valuation allowance on these deferred tax assets in Fiscal 2021.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - INCOME TAXES (continued)
As of September 30, 2023, the valuation allowance is $333.4 million, of which $244.7 million is related to U.S. net deferred tax assets and $88.7 million is related to foreign net deferred tax assets. As of September 30, 2022, the valuation allowance was $337.4 million, of which $257.5 million was related to U.S. net deferred tax assets and $79.9 million is related to foreign net deferred tax assets. As of September 30, 2021, the valuation allowance was $349.4 million, of which $253.0 million is related to U.S. net deferred tax assets and $96.4 million is related to foreign net deferred tax assets. During the year ended September 30, 2023, the Company decreased its valuation allowance for deferred tax assets by $4.0 million of which $12.8 million is related to a decrease in valuation allowance against U.S. net deferred tax assets and $8.8 million related to an increase in the valuation allowance against foreign net deferred tax assets. During the year ended September 30, 2022, the Company decreased its valuation allowance for deferred tax assets by $12.0 million, of which $4.5 million was related to an increase in valuation allowance against U.S. net deferred tax assets and $16.5 million related to a decrease in the valuation allowance against foreign net deferred tax assets.
As of September 30, 2023, the Company has recorded $40.5 million of valuation allowance against its U.S. state net operating losses.
The total amount of unrecognized tax benefits at September 30, 2023 and 2022 are $121.1 million and $100.9 million, respectively. If recognized in the future, $98.6 million of the unrecognized tax benefits as of September 30, 2023 will impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2023, and 2022 the Company had $1.7 million and $1.4 million of accrued interest and penalties related to uncertain tax positions. The impact on income tax expense related to interests and penalties for the year ended September 30, 2023 and 2022 was a net increase of $0.3 million and a net decrease of $0.1 million, respectively. There was no impact on income tax expense related to interest and penalties for the years ended September 30, 2021. The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended September 30, 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Unrecognized tax benefits, beginning of year	$100.9	$18.0	$13.8
Gross increase – tax positions in prior period	21.5	84.4	4.1
Gross decrease – tax positions in prior period	(34.4)	(2.9)	(0.2)
Gross increase – tax positions in current period	33.4	1.7	1.2
Settlements	—	—	(0.2)
Lapse of statutes of limitations	(0.3)	(0.3)	(0.7)
Unrecognized tax benefits, end of year	$121.1	$100.9	$18.0
The $84.4 million increase for unrecognized tax positions relating to prior periods during the year ended September 30, 2022 includes $67.3 million related to the protective amended U.S. tax return filed consistent with the June 2019 Regulations being invalid. For the year ended September 30, 2023, the Company recorded a decrease to the June 2019 Regulations position of $33.0 million, which is included in the $34.4 million decrease for unrecognized tax positions relating to prior periods during the year ended September 30, 2023, and represents the impact of Fiscal 2023 activity on the position. The Company also recorded $27.3 million during the year ended September 30, 2023 for uncertain tax positions related to the state tax on the sale of HHI.
The September 30, 2023 Consolidated Statement of Financial Position for SB/RH Holdings, LLC contains $77.8 million of income taxes receivable from its parent company, calculated as if SB/RH Holdings, LLC were a separate taxpayer.
The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2017 are closed. However, the federal NOLs from the Company’s fiscal years ended September 30, 2012 through December 31, 2015 are subject to Internal Revenue Service examination until the year that such net operating loss carryforwards are utilized, and those years are closed for audit. In addition, certain losses from 2002 to 2010 of entities acquired by the Company were able to be used in Fiscal 2019 and are subject to Internal Revenue Service examination until Fiscal 2019 is closed to audit. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen. As of September 30, 2023, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next twelve months some portion of previously unrecognized tax benefits could be recognized.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 - SHAREHOLDER'S EQUITY
SBH has a share repurchase program that is executed through purchases made from time to time either in the open market or otherwise. On May 4, 2021, the Board of Directors approved a $1 billion common stock repurchase program. The authorization is effective for 36 months. On June 17, 2023, the Company’s Board of Directors approved the termination of the Company’s existing share repurchase program and the authorization of a new share repurchase program for up to $1.0 billion of Common Stock (the “Maximum Amount”). The new share repurchase program went into effect on June 17, 2023 until the earlier of the Maximum Amount being repurchased thereunder or the suspension, termination or replacement of the program by the Company’s Board of Directors. As part of the share repurchase programs, SBH purchased treasury shares in open market purchases at market fair value in private purchases from employees or significant shareholders at fair value and through an accelerated share repurchase (“ASR”) agreement with a third-party financial institution.
The following summarizes the activity of common stock repurchases under the program for the years ended September 30, 2023, 2022 and 2021, excluding the recognition of a 1% excise tax on annual net share repurchases (effective during the year ended September 30, 2023), recognized as a component of Treasury Stock on the Company's Consolidated Statement of Financial Position:

	2023			2022			2021
(in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	0.4	$81.60	$34.7	1.4	$97.34	$134.0	0.9	$93.13	$80.3
Private Purchases	—	—	—	—	—	—	0.7	66.63	45.5
ASR	5.3	74.86	400.0	—	—	—	—	—	—
Total Purchases	5.7	75.36	$434.7	1.4	97.34	$134.0	1.6	81.43	$125.8
On June 20, 2023, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution to repurchase an aggregate of $500 million of the Company’s common stock, par value $0.01 per share. The Company funded the share repurchases under the ASR Agreement, which are being made pursuant to the Company’s new $1.0 billion share repurchase program, with cash on-hand following the closing of the sale of the Company’s HHI segment. Pursuant to the agreement, the Company paid $500.0 million to the financial institution at inception of the agreement and took delivery of 5.3 million shares, which represented 80% of the total shares the company expected to receive based on the market price at the time of the initial delivery. The transaction was accounted for as an equity transaction. The fair value of the initial shares received of $400.0 million were recorded as a treasury stock transaction, with the remainder of $100.0 million recorded as a reduction to additional paid-in capital. Upon initial receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. Upon settlement of the ASR agreement, the financial institution may deliver additional shares, or the Company may deliver shares, with the final number of shares delivered determined with reference to the volume weighted average price per share of our common stock over the term of the agreement, less a negotiated discount. The Company received notification from the financial institution that they have completed the accelerated stock buyback effective November 16, 2023 which will result in a final settlement of 1.3 million shares to be transferred on November 21, 2023.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 - SHARE BASED COMPENSATION
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

(number of shares, in millions)	Authorized	Available
Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Awards Plan	7.1	0.2
Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan	2.6	2.1
During the year ended September 30, 2023, the Company amended and restated its 2020 Omnibus Equity Plan to increase the maximum number of shares of common stock available for issuance. The amendment to the 2020 Omnibus Equity Plan authorized the issuance of up to an additional 1.4 million shares of common stock of Spectrum Brands Holdings, Inc., effective August 8, 2023.
Compensation costs for share-based payment arrangements are recognized as General and Administrative Expenses on the Consolidated Statements of Income. The following is a summary of the share based compensation expense for the years ended September 30, 2023, 2022 and 2021:

(in millions)	2023	2022	2021
SBH	$17.2	$10.2	$28.9
SB/RH	$15.7	$9.1	$27.2
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
The Company regularly issues annual RSU grants under its LTIP during the first quarter of the fiscal year. The following is a summary of the RSUs granted during the fiscal year ending September 30, 2023.

	SBH			SB/RH
(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 12 months	0.13	$56.66	$7.3	0.10	$58.76	$5.8
Vesting in more than 12 months	0.14	50.85	7.2	0.14	50.85	7.2
Total time-based grants	0.27	53.60	14.5	0.24	54.08	13.0
Performance-based grants	0.28	50.87	14.1	0.28	50.87	14.1
Total grants	0.55	$52.22	$28.6	0.52	$52.36	$27.1

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 – SHARE BASED COMPENSATION (continued)
The following is a summary of RSU activity for the years ended September 30, 2023, 2022 and 2021:

	SBH			SB/RH
(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Outstanding and nonvested as of September 30, 2020	1.40	$56.41	$79.3	1.38	$56.33	$77.7
Granted	0.59	76.78	44.9	0.56	76.83	43.3
Forfeited	(0.20)	65.52	(13.2)	(0.20)	65.52	(13.2)
Vested and exercised	(0.33)	53.53	(17.8)	(0.30)	52.82	(16.2)
Outstanding and nonvested as of September 30, 2021	1.46	64.00	93.2	1.44	63.85	91.6
Granted	0.33	95.30	32.3	0.32	95.24	31.2
Forfeited	(0.18)	78.90	(13.8)	(0.18)	78.90	(13.8)
Vested and exercised	(0.60)	55.09	(33.4)	(0.60)	54.34	(31.8)
Outstanding and nonvested as of September 30, 2022	1.01	77.22	78.3	0.98	77.03	77.2
Granted	0.55	52.22	28.6	0.52	52.36	27.1
Forfeited	(0.21)	71.99	(15.0)	(0.21)	71.99	(15.0)
Vested and exercised	(0.46)	70.98	(32.7)	(0.44)	70.33	(31.6)
Outstanding and nonvested as of September 30, 2023	0.89	$66.29	$59.2	0.85	$66.87	$57.7
As of September 30, 2023, the remaining unrecognized pre-tax compensation cost associated with outstanding RSUs is $38.6 million for both SBH and SB/RH that would expected to be recognized over a weighted average period of 1.4 years for SBH and SBRH, contingent upon realization of performance goals for performance based grants. If performance goals are not met, compensation cost may be not recognized, and previously recognized compensation cost would be reversed.

Stock Options
All stock options awards are fully vested and exercisable. The Company does not regularly grant new stock option awards and there were no awards granted during the years ended September 30, 2023, 2022 and 2021. Shares issued upon exercise of stock option awards are sourced from treasury shares when available. The following is a summary of outstanding stock option awards during the years ended September 30, 2023, 2022, and 2021:

	Stock Options
(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Vested and exercisable at September 30, 2020	$0.22	$73.96	$4.82
Exercised	(0.06)	52.83	3.55
Vested and exercisable at September 30, 2021	0.16	82.36	5.32
Vested and exercisable at September 30, 2022	0.16	82.36	5.32
Vested and exercisable at September 30, 2023	$0.16	$82.36	$5.32
No options were exercised during the years ended September 30, 2023 and 2022. The intrinsic value of share options exercised during the year ended September 30, 2021 was $2.5 million, with cash received from the options exercises of $3.4 million. As of the year ended September 30, 2023, the aggregate intrinsic value of outstanding and exercisable options was $0.4 million, with the remaining contractual term of 1.3 years.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in the components of accumulated other comprehensive income (loss), net of taxes, was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2020	$(226.6)	$3.6	$(61.7)	$(284.7)
Other comprehensive income before reclassification	32.2	0.1	11.7	44.0
Net reclassification for loss to income from continuing operations	—	9.2	4.8	14.0
Net reclassification for loss (gain) to income from discontinued operations	—	0.1	(0.1)	—
Other comprehensive income before tax	32.2	9.4	16.4	58.0
Deferred tax effect	—	(6.6)	(1.6)	(8.2)
Other comprehensive income, net of tax	32.2	2.8	14.8	49.8
Less: other comprehensive income from discontinued operations attributable to non-controlling interest	0.4	—	—	0.4
Other comprehensive income attributable to controlling interest	31.8	2.8	14.8	49.4
Balance as of September 30, 2021	(194.8)	6.4	(46.9)	(235.3)
Other comprehensive (loss) income before reclassification	(72.0)	30.7	18.3	(23.0)
Net reclassification for loss (gain) to income from continuing operations	—	(20.2)	3.6	(16.6)
Net reclassification for loss (gain) to income from discontinued operations	—	(2.4)	(0.1)	(2.5)
Other comprehensive income before tax	(72.0)	8.1	21.8	(42.1)
Deferred tax effect	(20.0)	2.3	(8.9)	(26.6)
Other comprehensive (loss) income, net of tax	(92.0)	10.4	12.9	(68.7)
Less: other comprehensive loss from continuing operations attributable to non-controlling interest	(0.4)	—	—	(0.4)
Less: other comprehensive loss from discontinued operations attributable to non-controlling interest	(0.5)	—	—	(0.5)
Other comprehensive (loss) income attributable to controlling interest	(91.1)	10.4	12.9	(67.8)
Balance as of September 30, 2022	(285.9)	16.8	(34.0)	(303.1)
Other comprehensive income (loss) before reclassification	37.3	(35.3)	(0.8)	1.2
Net reclassification for loss to income from continuing operations	—	12.2	0.8	13.0
Net reclassification for loss (gain) to income from discontinued operations	—	2.3	(0.1)	2.2
Other comprehensive income (loss) before tax	37.3	(20.8)	(0.1)	16.4
Deferred tax effect	7.0	5.4	(0.1)	12.3
Deferred tax valuation allowance	—	—	—	—
Other comprehensive income (loss), net of tax	44.3	(15.4)	(0.2)	28.7
Deconsolidation of discontinued operations	26.6	—	(0.5)	26.1
Net change to determine comprehensive income for the period	70.9	(15.4)	(0.7)	54.8
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.3	—	—	0.3
Less: Deconsolidation of discontinued operations	0.8	—	—	0.8
Other comprehensive income (loss) attributable to controlling interest	69.8	(15.4)	(0.7)	53.7
Balance as of September 30, 2023	$(216.1)	$1.4	$(34.7)	$(249.4)
The following table presents reclassifications of the gain (loss) on the Consolidated Statements of Income from AOCI for the periods indicated:

(in millions)	2023			2022			2021
	Defined Benefit Pension	Derivative Instruments	Total	Defined Benefit Pension	Derivative Instruments	Total	Defined Benefit Pension	Derivative Instruments	Total
Net Sales	$—	$0.2	$0.2	$—	$0.1	$0.1	$—	$0.1	$0.1
Cost of goods sold	—	(12.4)	(12.4)	—	20.1	20.1	—	(9.3)	(9.3)
Other non-operating expense (income), net	(0.8)	—	(0.8)	(3.6)	—	(3.6)	(4.8)	—	(4.8)
Income from discontinued operations, net of tax	0.1	(2.3)	(2.2)	0.1	2.4	2.5	0.1	(0.1)	—
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
Environmental. The Company has realized commitments attributable to environmental remediation activities primarily associated with former manufacturing sites of the Company's HPC segment. In coordination with local and federal regulatory agencies, we have conducted testing on certain sites which have resulted in the identification of contamination that has been attributed to historic activities at the properties, resulting in the realization of incremental costs to be assumed by the Company towards the remediation of these properties and the recognition of an environmental remediation liability. We have not conducted invasive testing at all sites and locations and have identified an environmental remediation liability to the extent such remediation requirements have been identified and are considered estimable. As of September 30, 2023, there was an environmental remediation liability of $5.4 million with $1.5 million included in Other Current Liabilities and $3.9 million included in Other Long-Term Liabilities on the Consolidated Statements of Financial Position. As of September 30, 2022, there was an environmental remediation liability of $8.8 million with $4.7 million included in Other Current Liabilities and $4.1 million included in Other Long-Term Liabilities on the Consolidated Statement of Financial Position. The Company’s environmental remediation liabilities are measured at the expected value of future cash outflows discounted to their present value using a discount rate of 5%. Based on current estimates, the expected payments for environmental remediation for the next five years and thereafter at September 30, 2023 are as follows:

(in millions)	Amount
2024	$1.6
2025	2.4
2026	0.4
2027	0.3
2028	0.3
Thereafter	1.6
Total payments	6.6
Amount representing interest	(1.2)
Total environmental obligation	$5.4
The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of September 30, 2023, and 2022, the Company recognized $3.0 million and $3.4 million in product liability, respectively, included in Other Current Liabilities on the Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $0.3 million and $0.4 million of warranty accruals as of September 30, 2023 and 2022, included in Other Current Liabilities on the Consolidated Statement of Financial Statement.
Product Safety Recall. During the fourth quarter of the year ended September 30, 2022, the HPC segment initiated voluntary product recalls in collaboration with the U.S. Consumer Product Safety Commission ("CPSC"), suspending sales of the affected products and issuing a stop sale with its customers. The Company has assessed the incremental costs attributable to the recall, including the anticipated returns from customers for existing retail inventory, write-off of inventory on hand, and other costs to facilitate the recall such as notification, shipping and handling, rework and destruction of affected products, as needed, and evaluated the probability of redemption. As a result, the Company recognized $6.0 million and $7.5 million in Other Current Liabilities on the Consolidated Statement of Financial Position associated with the costs for the recalls as of September 30, 2023 and 2022. Additionally, as of September 30, 2023 and 2022, the Company has indemnification provisions that are contractually provided by third-parties for the affected products and, as a result, the Company has also recognized $7.1 million and $4.7 million in Other Receivables, respectively, on the Consolidated Statement of Financial Position related to recovery from such indemnification provisions.

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
Net sales relating to the segments for the years ended September 30, 2023, 2022 and 2021 are as follows:

(in millions)	2023	2022	2021
GPC	$1,139.0	$1,175.3	$1,129.9
H&G	536.5	587.1	608.1
HPC	1,243.3	1,370.1	1,260.1
Net sales	$2,918.8	$3,132.5	$2,998.1
The Chief Operating Decision Maker of the Company uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Share based compensation costs consist of costs associated with long-term compensation arrangements that generally consist of non-cash stock based compensation. See Note 18 - Share Based Compensation for further details;
•Incremental amounts attributable to strategic transactions and business development initiatives including, but not limited to, the acquisition or divestitures of a business, costs to effect and facilitate a transaction, including such cost to integrate or separate the respective business. These amounts are excluded from our performance metrics as they are reflective of incremental investment by the Company towards business development activities , incremental costs attributable to such transactions and are not considered recurring or reflective of the continuing ongoing operations of the consolidated group or segments;
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
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations, including impairments from property, plant and equipment, operating and finance leases, and goodwill and other intangible assets; See Note 10 - Property, Plant and Equipment, Note 11 -= Goodwill and Intangible Assets and Note 13 - Leases for further details;.
•Non-cash gain from the remeasurement of the contingent consideration liability associated with the Tristar Business acquisition recognized during the years ended September 30, 2023 and 2022, associated with the Tristar Business acquisition. See Note 4 - Acquisitions for further details;
•Non-cash gain realized from the repurchase of debt obligations at a discount, net deferred financing costs, during the year ended September 30, 2023. See Note 12 - Debt for further details;
•Incremental reserves for non-recurring litigation or environmental remediation activity including the proposed settlement on outstanding litigation matters at our H&G and HPC segments attributable to significant and unusual nonrecurring claims with no previous history or precedent recognized during the years ended September 30, 2023 2022 and 2021. See Note 20 – Commitments and Contingencies for further details;
•Impact from the early settlement of foreign currency cash flow hedges in the prior year, resulting in subsequent assumed losses at the original stated maturities of foreign currency cash flow hedges in our EMEA region that were settled early due to changes in the Company's legal entity organizational structure and forecasted purchasing strategy of HPC finished goods inventory within the region, resulting in the recognition of excluded gains during the year ended September 30, 2022 intended to mitigate costs through the year ending September 30, 2023;
•Incremental costs recognized by the HPC segment during the year ended September 30, 2023 for the approved disposal of select product SKUs and models associated with the acquired brands from the Tristar Business acquisition after assessing, among other things, performance and quality standards and the business risks associated with the continued support and distribution of such products. HPC management has suspended further sale of the selected products as part of a shift in its strategy for distribution and development of products within its brand portfolio and avoid deterioration and further reduction in the value of the acquired brands and supported products;

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 - SEGMENT INFORMATION (continued)
•Incremental costs recognized by the HPC segment attributable to the realization of product recalls initiated by the Company with costs realized during the years ended September 30, 2023 and 2022. See Note 20 - Commitments and Contingencies for further details;
•Gains attributable to the Company’s investment in Energizer common stock. During the year ended September 30, 2021, the Company sold its remaining shares in Energizer common stock; and
•Other adjustments primarily attributable to (1) costs associated with Salus as they are not considered a components of the continuing commercial products company (2) key executive severance related costs; (3) asset write-off for exit of certain GPC brands within China during year ended September 30, 2022, and (4) write-off of cost based investment previously held by the GPC segment during the year ended September 30, 2022.
Segment Adjusted EBITDA in relation to the Company’s reportable segments for SBH for the years ended September 30, 2023, 2022, and 2021, is as follows:

SBH (in millions, unaudited)	2023	2022	2021
GPC	$190.6	$168.6	$212.1
H&G	72.5	86.2	124.0
HPC	43.1	69.6	102.6
Total Segment Adjusted EBITDA	306.2	324.4	438.7
Corporate	3.2	41.3	46.9
Interest expense	127.0	99.4	116.5
Depreciation	48.9	49.0	51.9
Amortization	42.3	50.3	65.1
Share based compensation	17.2	10.2	29.4
Tristar acquisition and integration	11.5	24.3	0.1
Rejuvenate acquisition and integration	—	6.8	10.8
Armitage acquisition and integration	—	1.4	10.9
Omega production integration	—	4.6	1.3
HHI divestiture	8.4	6.3	9.6
HPC separation initiatives	4.2	19.1	14.2
Coevorden operations divestiture	2.7	8.8	11.6
Fiscal 2023 restructuring	7.4	—	—
Fiscal 2022 restructuring	0.4	9.8	—
Global ERP transformation	11.4	13.1	4.3
GPC distribution center transition	—	35.8	15.2
Global productivity improvement program	—	5.1	21.2
Russia closing initiative	3.2	1.9	—
HPC brand portfolio transitions	2.5	1.3	—
Other project costs	11.2	12.1	7.4
Impairment of equipment and operating lease assets	10.8	—	—
Impairment of goodwill	111.1	—	—
Impairment of intangible assets	120.7	—	—
Unallocated shared costs	18.0	27.6	26.9
Non-cash purchase accounting adjustments	1.9	8.3	7.3
Gain from remeasurement of contingent consideration liability	(1.5)	(28.5)	—
Legal and environmental	3.0	1.5	6.0
Gain from debt repurchase	(7.9)	—	—
HPC product disposal	20.6	—	—
Early settlement of foreign currency cash flow hedges	4.9	(5.1)	—
HPC product recall	7.7	5.5	—
Gain on Energizer investment	—	—	(6.9)
Salus and other	5.6	4.8	0.1
Loss from operations before income taxes	$(290.2)	$(90.3)	$(11.1)

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA in relation to the Company’s reportable segments for SB/RH for the years ended September 30, 2023, 2022, and 2021, is as follows:

SB/RH (in millions)	2023	2022	2021
GPC	$190.6	$168.6	$212.1
H&G	72.5	86.2	124.0
HPC	43.1	69.6	102.6
Total Segment Adjusted EBITDA	306.2	324.4	438.7
Corporate	2.6	39.9	44.9
Interest expense	120.5	99.8	116.8
Depreciation	48.9	49.0	51.9
Amortization	42.3	50.3	65.1
Share and incentive based compensation	15.7	9.1	27.7
Tristar acquisition and integration	11.5	24.3	0.1
Rejuvenate acquisition and integration	—	6.8	10.8
Armitage acquisition and integration	—	1.4	10.9
Omega production integration	—	4.6	1.3
HHI divestiture	8.4	6.3	9.6
HPC separation initiatives	4.2	19.1	14.2
Coevorden operations divestiture	2.7	8.8	11.6
Fiscal 2023 restructuring	7.4	—	—
Fiscal 2022 restructuring	0.4	9.8	—
Global ERP transformation	11.4	13.1	4.3
GPC distribution center transition	—	35.8	15.2
Global productivity improvement program	—	5.1	21.2
Russia closing initiative	3.2	1.9	—
HPC brand portfolio transitions	2.5	1.3	—
Other project costs	11.2	12.1	7.4
Unallocated shared costs	18.0	27.6	26.9
Non-cash purchase adjustment	1.9	8.3	7.3
Gain from remeasurement of contingent consideration liability	(1.5)	(28.5)	—
Impairment of equipment and operating lease assets	10.8	—	—
Impairment of goodwill	111.1	—	—
Impairment of intangible assets	120.7	—	—
Legal and environmental	3.0	1.5	6.0
HPC product disposal	20.6	—	—
Gain from debt repurchase	(7.9)	—	—
Gain on early settlement of cash flow hedges	4.9	(5.1)	—
HPC Product Recall	7.7	5.5	—
Gain on Energizer investment	—	—	(6.9)
Other	5.4	4.5	0.1
Loss from operations before income taxes	$(281.4)	$(87.9)	$(7.7)

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 - SEGMENT INFORMATION (continued)
Other financial information relating to the segments of SBH and SB/RH are as follows for the years ended September 30, 2023, 2022 and 2021 and as of September 30, 2023 and 2022:

Depreciation and amortization (in millions)	2023	2022	2021
GPC	$37.4	$37.4	$39.2
H&G	18.8	18.6	19.2
HPC	20.4	28.7	44.0
Total segments	76.6	84.7	102.4
Corporate and shared operations	14.6	14.6	14.6
Total depreciation and amortization	$91.2	$99.3	$117.0

Capital expenditures (in millions)	2023	2022	2021
GPC	$10.1	$17.7	$18.6
H&G	3.8	8.2	3.6
HPC	7.2	11.6	9.3
Total segment capital expenditures	21.1	37.5	31.5
Corporate and shared operations	37.9	26.5	12.1
Total capital expenditures	$59.0	$64.0	$43.6

	SBH		SB/RH
Segment total assets (in millions)	2023	2022	2023	2022
GPC	$1,436.4	$1,461.8	$1,436.4	$1,461.8
H&G	803.7	846.5	803.7	846.5
HPC	945.0	1,231.0	945.0	1,231.0
Total segment assets	3,185.1	3,539.3	3,185.1	3,539.3
Corporate and shared operations	2,073.3	419.6	2,162.2	505.1
Total assets	$5,258.4	$3,958.9	$5,347.3	$4,044.4

Net sales SBH and SB/RH for the years ended September 30, 2023, 2022 and 2021 and long-lived asset information as of September 30, 2023 and 2022 by geographic area are as follows:

Net sales to external parties - Geographic Disclosure (in millions)	2023	2022	2021
United States	$1,722.4	$1,901.6	$1,750.8
Europe/MEA	830.7	820.0	877.8
Latin America	206.8	243.3	193.4
Asia-Pacific	106.6	108.5	112.0
North America - Other	52.3	59.1	64.1
Net sales	$2,918.8	$3,132.5	$2,998.1

Long-lived assets - Geographic Disclosure (in millions)	2023	2022
United States	$321.4	$279.7
Europe/MEA	53.7	52.8
Latin America	2.6	3.2
Asia-Pacific	8.2	10.6
Total long-lived assets	$385.9	$346.3

SPECTRUM BRANDS HOLDINGS INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22 - EARNINGS PER SHARE - SBH
Basic earnings per share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that would occur if share-based awards were converted into common shares that then shared in the net income of the entity available to common shareholders, as long as their effect is not antidilutive. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of potentially diluted share-based awards. The Company uses the treasury stock method to reflect dilution of restricted stock units. Performance based restricted stock units are excluded if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the years ended September 30, 2023, 2022 and 2021, are as follows:

(in millions, except per share amounts)	2023	2022	2021
Numerator
Net (loss) income from continuing operations attributable to controlling interest	$(233.8)	$(77.2)	$15.1
Income from discontinued operations attributable to controlling interest	2,035.3	148.8	174.5
Net income attributable to controlling interest	$1,801.5	$71.6	$189.6
Denominator
Weighted average shares outstanding - basic	39.5	40.9	42.7
Dilutive shares	—	—	0.5
Weighted average shares outstanding - diluted	39.5	40.9	43.2
Earnings per share
Basic earnings per share from continuing operations	$(5.92)	$(1.89)	$0.35
Basic earnings per share from discontinued operations	51.57	3.64	4.09
Basic earnings per share	$45.65	$1.75	$4.44
Diluted earnings per share from continuing operations	$(5.92)	$(1.89)	$0.35
Diluted earnings per share from discontinued operations	51.57	3.64	4.04
Diluted earnings per share	$45.65	$1.75	$4.39
Weighted average number of anti-dilutive shares excluded from denominator	0.2	0.2	—

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BRANDS HOLDINGS, INC.

By:	/s/ David M. Maura
David M. Maura
Chief Executive Officer and Chairman of the Board
DATE: November 21, 2023
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
DATE: November 21, 2023
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

Exhibit 4.3
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

Exhibit 4.4
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

Exhibit 10.6
Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 20, 2023 (to the Amended and Restated Credit Agreement dated as of June 30, 2020), by and among the Company, SB/RH Holdings, Royal Bank of Canada, as the administrative agent, the guarantors party thereto and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands on August 11, 2023 (File No. 001-04219)).

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

Exhibit 10.9
Master Confirmation-Uncollared Accelerated Share Repurchase, between Spectrum Brands Holdings, Inc. and Goldman Sachs & Co. LLC, dated June 20, 2023 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands on June 20, 2023 (file No. 001-04219)).

Exhibit 10.10
Second Amended and Restated Credit Agreement, dated as of October 19, 2023 among the Company, SB/RH Holdings, the lenders party thereto from time to time, and Royal Bank of Canada, as administrative agent ((incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands on October 19, 2023 (File No. 001-04219)).

Exhibit 10.11+
Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (incorporated herein by reference to Exhibit 4.8 to the Registration Statement filed on Form S-8 with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 1, 2017 (File No. 333-215850)).

Exhibit 10.12+
Form of Restricted Stock Unit Agreement under the Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (incorporated herein by reference to Exhibit 4.9 to the Registration Statement filed on Form S-8 with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 1, 2017 (File No. 333-215850)).

Exhibit 10.13+
Form of Performance Compensation Award Agreement under the Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (incorporated herein by reference to Exhibit 4.10 to the Registration Statement filed on Form S-8 filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on February 1, 2017 (File No. 333-215850)).

Exhibit 10.14+
Spectrum Brands Holdings, Inc. 2020 Omnibus Equity Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc.) on August 7, 2020 (File No. 333- 242343).

Exhibit 10.15+
Amended and Restated Employment Agreement dated April 25, 2018, by and between Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David M. Maura (filed by incorporation by reference to Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC by Spectrum Brands Legacy, Inc. (f.k.a. Spectrum Brands Holdings, Inc.) on May 1, 2018 (File No. 001-34757)).

Exhibit 10.16+
Employment Agreement, dated as of September 13, 2018, by and among Ehsan Zargar, Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) and Spectrum Brands, Inc. (incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on November 23, 2018 (File NO. 001-4219)).

Exhibit 10.17+
Form of Agreement with David Maura and Ehsan Zargar Regarding Certain Provisions of Such Executive’s Respective Prior Separation Agreements with HRG Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on February 7, 2019 (File No. 001-4219)).

Exhibit 10.18+
Employment Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Jeremy W. Smeltser. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc.(f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.19+
Employment Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Randal D. Lewis. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc.(f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.20+
Separation Agreement, dated as of August 30, 2022, by and between Spectrum Brands Holdings, Inc. and Randal D. Lewis. (incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K with the SEC by Spectrum Brands Holdings, Inc. (f.k.a HRG Group, Inc.) on November 22, 2022 (File No. 001-4219)).

Exhibit 10.21+
Letter Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Rebeckah Long. (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group,Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.22+
Severance Agreement, dated as of September 9, 2019, by and between Spectrum Brands Holdings, Inc. and Rebeckah Long. (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on September 9, 2019 (File No. 001-4219)).

Exhibit 10.23+
Separation Agreement, dated as of August 30, 2022, by and between Spectrum Brands Holdings, Inc. and Rebeckah Long. (incorporated here in by reference to Exhibit 10.18 to the Annual Report on Form 10-K with the SEC by Spectrum Brands Holdings, Inc. (f.k.a. HRG Group, Inc.) on November 22, 2022 (File No. 001-4219)).

Exhibit 10.24+
Form of Restricted Stock Unit Award Agreement effective as of December 22, 2020 (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on May 7, 2021 (File No. 001-4219)).

Exhibit 10.25+
Form of Performance Based Restricted Stock Unit Agreement effective as of December 22, 2020 (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on May 7, 2021 (File No. 001-4219)).

Exhibit 10.26+
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