Form 10-K/A
period 2023-09-30
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2024-01-25
CIK 109177, 1592706

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
As of December 31, 2023, there were outstanding 30,840,406 shares of Spectrum Brands Holdings, Inc.’s Common Stock, par value $0.01 per share.

Auditor Name: KPMG, LLP	Auditor Location: Milwaukee, Wisconsin	Auditor Firm ID: 185
SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted the information otherwise called for by Items 10 to 13 of Form 10-K as allowed under General Instruction I(2)(c).

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC are filing this Amendment No. 1 (this “Form 10-K/A”) to their Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (“Fiscal 2023”) that was filed with the Securities and Exchange Commission (“SEC”) on November 21, 2023 (the “Original Form 10-K”) for the sole purpose of including certain of the information required by Part III of Form 10-K. As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Principal Executive Officer and Principal Financial Officer are providing Rule 13a-14(a) certifications included herein.

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

Our Board of Directors

In accordance with our Third Restated By-Laws (our “By-Laws”) and our Amended and Restated Certificate of Incorporation (our “Charter”), our Board currently consists of seven members that are currently divided into three classes (designated as Class I, Class II and Class III, respectively). In August 2021, at our annual stockholders’ meeting, our stockholders approved an amendment to our Charter to declassify our Board. We are two-thirds of the way completed in the declassification process, which we expect to complete at our 2024 annual stockholders meeting. Pursuant to such charter amendment (i) our current Class I directors stood for election at our 2022 annual meeting and have stood, and will continue to stand, for election for one-year terms thereafter, (ii) our current Class II directors stood for election at our 2023 annual meeting and will stand for election for one-year terms thereafter, (iii) our current Class III directors will stand for election at our 2024 annual meeting and will stand for election for one-year terms thereafter and (iv) beginning in 2024, all directors will stand for election for one-year terms at the 2024 annual meeting.

Our Nominating and Corporate Governance Committee (“NCG Committee”) considers and chooses nominees for our Board with the primary goal of presenting a diverse and well-qualified slate of candidates who will serve the interests of our Company and our shareholders, taking into account the attributes of each candidate’s professional skill set and credentials, as well as gender, age, ethnicity and personal background. In evaluating nominees, our NCG Committee reviews each candidate’s background and assesses each candidate’s independence, skills, experience and expertise based upon a number of factors. We seek directors with the highest professional and personal ethics, integrity and character who have experience at the governance and policy-making level in their respective fields. Our NCG Committee reviews the professional background of each candidate to determine whether each candidate has the appropriate experience and ability to effectively make important decisions as a member on our Board. Our NCG Committee also determines whether a candidate’s skills and experience complement and enhance the collective skills and experience of our existing Board members.

Director Skills and Experiences

Our directors collectively represent a robust and diverse set of skills and experience, which we believe positions our Board and its committees well to effectively oversee the execution of our business strategy and to advance the interests of the Company and its stakeholders. The following table summarizes some of the key categories of skills and experience of our current directors:

Directors
Skills & Experience	Sherianne James	Leslie L. Campbell	Joan Chow	Hugh R. Rovit	Gautam Patel	David M. Maura	Terry L. Polistina
Accounting/Auditing		✓	✓	✓	✓	✓	✓
Business Operations	✓	✓	✓	✓	✓	✓	✓
Consumer Products	✓	✓	✓	✓		✓	✓
Corporate Governance	✓		✓	✓	✓	✓	✓
Corporate Strategy & Business Development	✓	✓	✓	✓	✓	✓	✓
Ethics/Corporate Social Responsibility	✓	✓	✓	✓	✓	✓	✓
Executive Leadership & Management	✓	✓	✓	✓		✓	✓
Finance/Capital Management & Allocation		✓		✓	✓	✓	✓
Human Resources & Compensation			✓	✓	✓	✓	✓
International Business Experience	✓	✓	✓	✓	✓	✓	✓
Marketing/Sales or Brand Management	✓	✓	✓	✓		✓	✓
Mergers & Acquisitions	✓	✓	✓	✓	✓	✓	✓
Public Company Board Experience	✓	✓	✓	✓	✓	✓	✓
Public Company Executive Experience	✓		✓	✓		✓	✓
Director Diversity as Group

As discussed in more detail below, we have developed a Board Diversity Policy, setting out the basic principles for promoting the appropriate balance of skills, experience and diversity of perspectives necessary to enhance the effectiveness of the Board and to maintain the highest standards of corporate governance. Pursuant to this policy, the selection of Board candidates is based on a range of perspectives with reference to the Company’s business model and specific needs, including, but not limited to, talents, skills and expertise, industry experience, professional experience, gender, age, race, language, cultural background, educational background and other similar characteristics.

As outlined further below, we are proud to have the benefit of a skilled and multifaceted Board, the majority of which is composed of female and diverse background members. We are committed to ensuring that female and minority candidates are among the pool of individuals from which new Board nominees are selected. We have steadily advanced this objective by appointing to our Board a number of candidates, all of whom are from a diverse background. As discussed further on page 9 of this report, we have taken a number of significant strategic transactions and reduced the business holdings of our Company from six down to three and further intend on reducing our business holdings down to two to become a pure play Global Pet Care and Home & Garden company. Alongside these business reductions, we have reduced the size of our employee base and our senior executive team. We also reduced the size of our Board from nine to seven directors, six of which are independent, instead of filling the vacancies. We intend to promote female representation on our Board should we experience any vacancies or once we re-examine the composition of our Board following the transition of the Company to a pure play Global Pet Care and Home & Garden company.

Racial/National Origin Diversity

Gender Diversity

Director Diversity by Individual

Name	Age	Gender	Asian / South Asian	Black / African American	White / Caucasian
Sherianne James	55	F		✓
Leslie L. Campbell	63	M		✓
Joan Chow	63	F	✓
Hugh R. Rovit	63	M			✓
Gautam Patel	51	M	✓
David M. Maura	51	M			✓
Terry L. Polistina	60	M			✓

Board & Committee Composition

The names of our seven current directors and their respective classes and ages. Board tenures and committee memberships are each set forth in the following table:

				Committee Membership [3]
Name	Class[1]	Age	Tenure[2]	A	C	NCG
Sherianne James Independent Director	I	55	2018		○	●
Leslie L. Campbell Independent Director	I	63	2021	○
Joan Chow Independent Director	I	63	2021	○
Hugh R. Rovit Independent Director	II	63	2018	○		○
Gautam Patel Independent Director	II	51	2020	●	○
David M. Maura Executive Chairman	III	51	2018
Terry L. Polistina Lead Independent Director	III	60	2018		●	○

1.The term of our Class I, Class II and Class III directors expires at our 2024 annual shareholders meeting; thereafter, the term of all directors will expire annually.
2.Tenure represents service on the Board of the Company following the merger on July 13, 2018 of HRG Group, Inc. (now known as Spectrum Brands Holdings, Inc.) with its majority owned subsidiary, Spectrum Brands Legacy, Inc. (formerly known as "HRG Group", Spectrum Brands Holdings, Inc.)("SPB Legacy").
3.Committee membership: A = Audit Committee; C = Compensation Committee; NCG = NCG Committee; * indicates committee Chair; ○ indicates committee member.

Director Biographies

Set forth below are biographies for each of our directors, accompanied by descriptions of some of their key skills and experiences. The absence of any given category of key skills or experiences from the list preceding a director’s biography does not necessarily signify a lack of qualification in any such category.

Class I Directors

Sherianne James	Class I Director
Independent Director since: October 2018 Age: 55 Race/Ethnicity: African American Gender: Female Assignments/Committees: • NCG Committee (Chair) • Compensation Committee	Sherianne James was appointed to our Board in October 2018. Ms. James has served as Chief Marketing Officer of Essilor of America since August 2017 and SVP of Customer Engagement since March 2020, and previously was Vice President, Consumer Marketing for the company since July 2016. From February 2011 to July 2016, she held positions of increasing responsibility in marketing and operations for Transitions Optical, a division of Essilor of America, culminating in her role as Vice President of Transitions Optical from April 2014 to July 2016.

From July 2005 through December 2010, Ms. James was Senior Marketing Manager for Russell Hobbs/Applica. She previously held a number of key project manager, research manager and brand manager positions with Kraft Foods, Inc. and, later, Kraft/Nabisco Foods from June 1995 to June 2005. Ms. James earned a B.S. degree in chemical engineering from the University of Florida in 1994 and an MBA from Northwestern University’s Kellogg Graduate School of Management in 2002. Ms. James currently serves as Chair of our NCG Committee and is a member of our Compensation Committee. See table on page 4 for Ms. James’ key skills and experiences.

Leslie L. Campbell	Class I Director
Independent Director since: April 2021 Age: 63 Race/Ethnicity: African American Gender: Male Assignments/Committees: • Audit Committee	Leslie L. Campbell was appointed to our Board in April 2021. Since 2015, Mr. Campbell has been the owner and Chief Executive Officer of Campbell & Associates LLC, a product development and engineering company. From 2013 to 2015, he served as Executive Vice President at AAMP Global, a vehicle technology company where he was responsible for engineering, research and development, new product development and operations. From 2002 to 2013, Mr. Campbell served in various senior roles of increasing responsibility in the engineering department for Applica Consumer Products, including serving the last six years of his tenure as Vice President of Engineering Quality and Regulatory where he was responsible for the design and development of new products and the maintenance of existing core product lines. From 1999 to 2002, Mr. Campbell served as Chief Engineer for B/E Aerospace where he was responsible for the design and development of galley products for commercial airlines. From 1995 to 1999, Mr. Campbell served as a Senior Research Engineer for Baker Hughes. From 1990 to 1995, he served as Senior Engineer at the Johnson Space Center (NASA) and from 1989 to 1990 he was a Senior Engineer at General Electric - Aerospace Division. Mr. Campbell received an undergraduate degree in engineering from the University of Florida. Mr. Campbell currently serves as a member of our Audit Committee. See table on page 4 for Mr. Campbell’s key skills and experiences.

Joan Chow	Class I Director
Independent Director since: April 2021 Age: 63 Race/Ethnicity: Asian Gender: Female Assignments/Committees: • Audit Committee	Joan Chow was appointed to our Board in April 2021. From February 2016 until October 2021, Ms. Chow served as Chief Marketing Officer of the Greater Chicago Food Depository. From 2007 to August 2015, Ms. Chow was the Executive Vice President and Chief Marketing Officer at ConAgra Foods, Inc. ConAgra Foods, now known as Conagra Brands, is one of North America’s leading packaged food companies. Prior to joining ConAgra in 2007, Ms. Chow was employed for nine years with Sears Holdings Corporation in various marketing positions of increasing responsibility, having served as Senior Vice President/Chief Marketing Officer of Sears Retail immediately prior to taking the position with ConAgra. Prior to that, she served in executive positions with Information Resources Inc. and Johnson & Johnson Consumer Products, Inc. Ms. Chow is a director at Energy Recovery, Inc., where she is on the Audit Committee and chairs the Compensation Committee, and is a director at High Liner Foods, where she is on the Audit Committee. She has previously served as Chair of the Compensation Committee and a member of the Governance Committee at Welbilt Inc., and as a director of The Manitowoc Company, RC2 Corporation and Feeding America. Ms. Chow has an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. with distinction from Cornell University. Ms. Chow currently serves as a member of our Audit Committee. See table on page 4 for Ms. Chow’s key skills and experiences.

Class II Directors

Hugh R. Rovit	Class II Director
Independent Director since: July 2018 Age: 63 Race/Ethnicity: Caucasian Gender: Male Assignments/Committees: • Audit Committee • NCG Committee	Hugh R. Rovit was appointed to our Board in July 2018. From June 2010 until July 2018, Mr. Rovit served as one of the directors of Spectrum Legacy. Prior to that time, he served as a director of SBI from August 2009 to June 2010. Mr. Rovit is currently board advisor to MISSION, a global leader in cooling and heat-relief solutions after having served as Chief Executive Officer from May 2022 to September 2023. Mr. Rovit previously served as Chief Executive Officer of S’well, Inc., a global manufacturer and marketer of reusable stainless-steel bottles and accessories from February 2020 until its sale to a strategic competitor in March 2022. Prior to that, Mr. Rovit served as Chief Executive Officer of Ellery Homestyles, a leading supplier of branded and private label home fashion products to major retailers, offering curtains, bedding, throws and specialty products, from May 2013 until its sale in September 2018 to a strategic competitor. Previously, Mr. Rovit served as Chief Executive Officer of Sure Fit Inc., a marketer and distributor of home furnishing products from 2006 until its sale to a strategic competitor in December 2012 and was a Principal at turnaround management firm Masson & Company from 2001 through 2005. Previously, Mr. Rovit held the positions of Chief Financial Officer of Best Manufacturing, Inc., a manufacturer and distributor of institutional service apparel and textiles, from 1998 through 2001 and Chief Financial Officer of Royce Hosiery Mills, Inc., a manufacturer and distributor of men’s and women’s hosiery, from 1991 through 1998. Mr. Rovit is also a director of GSC Technologies, Inc. and previously served as a director of PlayPower, Inc., Nellson Nutraceuticals, Inc., Kid Brands Inc., Atkins Nutritional, Inc., Oneida, Ltd., Cosmetic Essence, Inc., Xpress Retail and Twin Star International. Mr. Rovit received his B.A. degree from Dartmouth College and has an MBA from Harvard Business School. Mr. Rovit is a member of our Audit Committee and NCG Committee. See table on page 4 for Mr. Rovit’s key skills and experiences.

Gautam Patel	Class II Director
Independent Director since: October 2020 Age: 51 Race/Ethnicity: Asian Gender: Male Assignments/Committees: • Audit Committee (Chair) • Compensation Committee	Gautam Patel was appointed to our Board in October 2020. Mr. Patel has served as Managing Director of Tarsadia Investments, a private investment firm based in Newport Beach, California, since 2012. In that role, Mr. Patel has led a team of investment professionals to identify, evaluate and execute principal control equity investments across sectors including life sciences, financial services and technology. Prior to joining Tarsadia, Mr. Patel served as Managing Director at Lazard from 2008 to 2012, where he led financial and strategic advisory efforts in sectors including transportation and logistics, private equity and healthcare. Prior to that, Mr. Patel served in a variety of advisory roles at Lazard from 1999 to 2008, including restructuring, bankruptcy and corporate reorganization assignments in 2001 and 2008. From 1994 to 1997, Mr. Patel was an Analyst at Donaldson, Lufkin & Jenrette, where he worked on mergers and acquisitions as well as high-yield and equity financings. Mr. Patel is currently a Board Member of Amneal Pharmaceuticals (NYSE: AMRX) Mr. Patel is currently a Board Member of Amneal Pharmaceuticals (NYSE: AMRX). Mr. Patel also serves on the board of Casita Maria Center for Arts and Education, a New York-based nonprofit organization which aims to empower children through arts-based education. Mr. Patel received a B.A. from Claremont McKenna College, a B.S. from Harvey Mudd College, an MSc from the London School of Economics and an MBA from the University of Chicago. Mr. Patel currently serves as Chair of our Audit Committee and as a member of our Compensation Committee. See table on page 4 for Mr. Patel’s key skills and experiences.

Class III Directors

Terry L. Polistina	Class III Director
Independent Director since: July 2018 Age: 60 Race/Ethnicity: Caucasian Gender: Male Assignments/Committees: • Lead Independent Director • Compensation Committee (Chair) • NCG Committee	Terry L. Polistina was appointed to our Board in July 2018. From June 2010 until July 2018, Mr. Polistina served as one of the directors of SPB Legacy. Since July 2018, Mr. Polistina has also served as the Lead Independent Director of the Board. Prior to that, he served as a director of SBI from August 2009 to June 2010. Mr. Polistina served as the President, Small Appliances of SPB Legacy beginning in June 2010 and became President - Global Appliances of SPB Legacy in October 2010 until September 2013. Prior to that, Mr. Polistina served as the Chief Executive Officer and President of Russell Hobbs from 2007 until 2010. Mr. Polistina served as Chief Operating Officer at Applica from 2006 to 2007 and Chief Financial Officer from 2001 to 2007, at which time Applica combined with Russell Hobbs. Mr. Polistina previously served as a director of privately held Entic, Inc. Mr. Polistina received an undergraduate degree in finance from the University of Florida and holds an MBA from the University of Miami. Mr. Polistina is the Chair of our Compensation Committee, is a member of our NCG Committee and serves as the Lead Independent Director of the Board. See table on page 4 for Mr. Polistina’s key skills and experiences.

See “Our Executive Officers”below for certain information regarding David M. Maura, our Class III Director and our only director-employee.

Our Executive Officers

Our executive officers serve at the discretion of our Board. Our Board selected each of our executive officers because their background provides each executive with the experience and skill set geared toward helping us succeed in our business strategy. Our management team is composed of experienced executives from diverse backgrounds who focus on the performance of our Company to drive long-term outcomes. We are proud to have the benefit of individuals with diverse backgrounds on our executive team, and we are committed to promoting candidates from a diverse backgrounds as we select new executive officers.

Included in the discussion below is information regarding our executive officers who do not serve as directors of our Company.

David M. Maura

Chief Executive Officer and Chairman of the Board of Directors (July 2018 to Present)
Age: 51
Race/Ethnicity: Caucasian
Gender: Male
__________________________________________________________________________________________________________________________

David M. Maura was appointed our Executive Chairman and our Chief Executive Officer in July 2018. Previously, he had served as the Executive Chairman, effective as of January 2016, and as Chief Executive Officer, effective as of April 2018, of SPB Legacy. Prior to such appointment, Mr. Maura served as non-executive Chairman of the board of directors of SPB Legacy since July 2011 and served as interim Chairman and as one of the directors of SPB Legacy since June 2010. Mr. Maura was a Managing Director and the Executive Vice President of Investments at HRG Group, Inc. (now known as Spectrum Brands Holdings, Inc.) from October 2011 until November 2016 and had been a member of HRG Group’s board of directors from May 2011 until December 2017. Mr. Maura previously served as a Vice President and Director of Investments of Harbinger Capital Partners LLC from 2006 until 2012. Prior to joining Harbinger Capital in 2006, Mr. Maura was a Managing Director and Senior Research Analyst at First Albany Capital, Inc., where he focused on distressed debt and special situations, primarily in the consumer products and retail sectors. Prior to First Albany, Mr. Maura was a Director and Senior High Yield Research Analyst in Global High Yield Research at Merrill Lynch & Co. Previously, Mr. Maura was a Vice President and Senior Analyst in the High Yield Group at Wachovia Securities, where he covered various consumer product, service and retail companies. Mr. Maura began his career at ZPR Investment Management as a Financial Analyst.

Mr. Maura served as Chairman, President and Chief Executive Officer of Mosaic Acquisition Corp. (“Mosaic”) from October 2017 to January 2020, and served as outside director of Vivint Smart Home, Inc. (Mosaic’s successor) from January 2020 until March 2020. He previously served on the boards of directors of Ferrous Resources, Ltd., Russell Hobbs and Applica. Mr. Maura received a B.S. degree in business administration from Stetson University and is a CFA charter holder. See table on page 4 for Mr. Maura’s key skills and experiences.

Jeremy W. Smeltser
__________________________________________________________________________________________________________________________

Executive Vice President, Chief Financial Officer (November 2019 to Present)
Age: 49
Race/Ethnicity: Caucasian
Gender: Male
__________________________________________________________________________________________________________________________

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

Ehsan Zargar
__________________________________________________________________________________________________________________________

Executive Vice President, General Counsel & Corporate Secretary (October 2018 to Present)
Age: 46
Race/Ethnicity: Asian (Middle Eastern)
Gender: Male
__________________________________________________________________________________________________________________________

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

Corporate Governance

Our corporate governance practices have evolved alongside our overall holding structure and business strategy. As disclosed in our prior filings, prior to July 13, 2018, our Company was called HRG Group and was engaged in a completely different business. HRG Group was a permanent acquisition vehicle that held, bought and sold interests in a number of different businesses, including, among others, a majority interest in an insurance business by the name of Fidelity & Guaranty, complete ownership of a reinsurance business by the name of Front Street, complete ownership of an oil and gas business by the name of Compass and a majority ownership of our legacy company, which was also called “Spectrum Brands Holdings, Inc.” (“SPB Legacy"). In 2016, HRG Group proceeded to wind-down its operations by disposing of all of its business holdings, and by 2018 its only remaining interest was its majority ownership in SPB Legacy. On July 13, 2018, HRG Group completed a merger with SPB Legacy. Following the completion of the merger (the “HRG Merger”), (i) HRG Group continued on as the surviving public company and changed its name to “Spectrum Brands Holdings, Inc.” and (ii) SPB Legacy became a wholly owned subsidiary of our Company and ceased being a separate public company.

Following the HRG Merger, we reviewed the overall strategy of the Company and decided to streamline our business holdings and focus on our core areas of expertise. In connection with that we took the following actions to reduce our business holdings.

•In January 2019, we sold our Global Battery and Lighting business for $2 billion, prior to purchase price and other adjustments;
•In January 2019, we sold of our Global Auto Care business for $1.2 billion, consisting of $938.7 million in cash proceeds and $242.1 million in stock of the purchaser;
•In June 2023, we sold our Hardware and Home improvement business for $4.3 billion, prior to purchase price and other adjustments; and
•In 2023, we set a strategic goal of becoming a faster growing, higher margin Company by separating or disposing of our Home and Personal Care business and transitioning our remaining Company to a pure play Global Pet Care and Home & Garden company.

Following the completion of these strategic actions, we have reduced the business holdings of our Company from six down to three and, as discussed above, further intend on reducing our business holdings down to two to become a pure play Global Pet Care and Home & Garden company, which is intended to continue to be bolstered in size and footprint through continued organic growth and future acquisitions. Alongside these reductions, we have also reduced the size of our employee base and our senior executive team. We also reduced the size of our Board from nine to seven directors, six of which are independent, instead of filling the vacancies. We intend to promote female representation on our Board should we experience any vacancies or once we re-examine the composition of our Board following the transition of the Company to a pure play Global Pet Care and Home & Garden company.

While completing the transformative strategic, operational and personnel changes discussed above, we significantly modified the corporate governance and compensation practices of the Company. Prior to the HRG Merger, the Company was a “controlled company” and a majority-owned subsidiary of HRG Group. Following the HRG Merger, the Company evolved into a widely-held public company and we determined that its corporate governance and compensation practices should be updated to reflect its position as a widely-held company and should come in line with corporate governance and compensation best practices. For a discussion of some of our corporate governance changes following the HRG Merger, see remainder of this report.

The following table provides an overview of our corporate governance practices:

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

✓  Human Rights Policy

✓  Independent lead director

✓  Majority of the Board composed of independent directors

✓  All committees composed entirely of independent directors

✓  Board declassifying process two-thirds (2/3) of the way completed

✓  Related person transactions policy

✓  Anti-pledging policy

✓  Robust clawback policy

✓  All members of the Audit Committee are financial experts

✓  All members of our Compensation Committee are independent

Board Structure

Lead Independent Director

Mr. Polistina was appointed to our Board, and as our Lead Independent Director in July 2018. In his capacity as our Lead Independent Director, Mr. Polistina:

•	Presides at all meetings of the Board at which the Chairman of the Board is not present.
•	Presides at all executive sessions of the independent members of the Board and has the authority to call meetings of the independent members of the Board.
•	Serves as liaison between the management and the independent members of the Board and provides our Chief Executive Officer (“CEO”) and other members of management with feedback from executive sessions of the independent members of the Board.
•	Reviews and approves the information to be provided to the Board.
•	Reviews and approves meeting agendas and coordinates with management to develop such agendas.
•	Approves meeting schedules to assure there is sufficient time for discussion of all agenda items.
•	If requested by major shareholders, ensures that he is available for consultation and direct communication.
•	Interviews, along with the Chair of our NGC Committee, Board and senior management candidates and makes recommendations with respect to Board candidates and hiring of senior management.
•	Consults with other members of our Compensation Committee with respect to the performance review of our CEO and other member of our senior management team.
•	Performs such other functions and responsibilities as requested by the Board from time to time.

Mr. Maura serves as our Executive Chairman and our CEO. Given Mr. Maura’s broad experience in mergers and acquisitions, the consumer products and retail sectors and finance and investments, our Board believes that it is in the best interest of the Company for Mr. Maura to concurrently serve as our Executive Chairman and CEO.
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

Audit Committee

Our Audit Committee has been established in accordance with Section 303A.06 of the NYSE Rules and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the purpose of overseeing the Company’s accounting and financial reporting processes and audits of our financial statements. Our Audit Committee is responsible for monitoring (i) the integrity of our financial statements, (ii) our independent registered public accounting firm’s qualifications and independence, (iii) the performance of our internal audit function and independent auditors and (iv) our compliance with legal and regulatory requirements. The responsibilities and authority of our Audit Committee are described in further detail in the Charter of the Audit Committee, as adopted by our Board in July 2018, a copy of which is available at our website www.spectrumbrands.com under “Investor Relations-Corporate Governance Documents.”

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

Compensation Committee

Our Compensation Committee is responsible for (i) overseeing our compensation and employee benefits plans and practices, including our executive compensation plans and our incentive compensation and equity-based plans, (ii) evaluating and approving the performance of our Executive Chairman and CEO and other executive officers in light of those goals and objectives and (iii) reviewing and discussing with management our compensation discussion and analysis disclosure and compensation committee reports in order to comply with our public reporting requirements. The responsibilities and authority of our Compensation Committee are described in further detail in the Charter of the Compensation Committee, as adopted by our Board in November 2020, a copy of which is available at our website www.spectrumbrands.com under “Investor Relations-Corporate Governance Documents.”

The current members of our Compensation Committee are Terry L. Polistina (Chair), Sherianne James and Gautam Patel. Our Board has determined that all members of our Compensation Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Rules.
NCG Committee

Our NCG Committee is responsible for (i) identifying and recommending to our Board individuals qualified to serve as our directors and on our committees of our Board, (ii) advising our Board with respect to board composition, procedures and committees, (iii) developing and recommending to our Board a set of corporate governance principles applicable to the Company and (iv) overseeing the evaluation process of our Board, the committees of the Board, the individual directors and our Executive Chairman and CEO. The responsibilities and authority of our NCG Committee are described in further detail in the Charter of the NCG Committee, as adopted by our Board in July 2018, a copy of which is available at our website www.spectrumbrands.com under “Investor Relations-Corporate Governance Documents.”

The current members of our NCG Committee are Sherianne James (Chair), Terry L. Polistina and Hugh R. Rovit. Our Board has determined that all members of our NCG Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Rules.

Board and Committee Activities

During Fiscal 2023, our Board held five meetings and acted by unanimous written consent on four occasions. Our Audit Committee held four meetings during Fiscal 2023. Our Compensation Committee held seven meetings during Fiscal 2023. Our NCG Committee held five meetings during Fiscal 2023.

During Fiscal 2023, all of our directors attended 100% of the meetings of the Board and committees on which they served.

Our Practices and Policies

Since 2018, we have created and updated our practices and policies to incorporate new regulatory requirements and industry best practices. These practices and policies, which are set forth immediately below, guide our corporate governance and ethical practices To ensure our practices and policies are compliant, we regularly review and, if appropriate, update them with the assistance and guidance of experienced internal and external legal counsel.

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

The policy also provides that in the event that an incumbent director nominee receives a greater number of votes “against” than votes “for” their election, they must (within five business days following the final certification of the related election results) offer to tender their written resignation from the Board to the NCG Committee. The NCG Committee will review such offer of resignation and will consider such factors and circumstances as it may deem relevant, and, within 90 days following the final certification of the election results, will make a recommendation to the Board concerning the acceptance or rejection of such tendered offer of resignation. The policy requires the decision of the Board to be promptly publicly disclosed.

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

Anti-Pledging Policy

In addition, the Company believes it is improper and inappropriate for any Subject Person to engage in pledging transactions involving the Company’s securities. During Fiscal 2019, we adopted a robust anti-pledging policy, which prohibits Subject Persons from pledging or encumbering Company securities as collateral for a loan or other indebtedness. This prohibition includes, but is not limited to, holding such shares in a margin account as collateral for a margin loan or borrowing against Company securities on margin. Any pledges (and any modifications or replacements of such pledges) that existed prior to the adoption of our policy are exempted (unless otherwise prohibited by applicable law or Company policy) and modification or replacement of any such pre-existing pledge may be made so long as such modification or replacement does not result in additional shares being pledged.

Securities Trading Policy

Our Company believes that it is appropriate to monitor and prohibit certain trading in the securities of our Company. Accordingly, trading of the Company’s securities by directors, executive officers and certain other employees who are so designated by the office of the Company’s General Counsel is subject to trading period limitations or must be conducted in accordance with a previously established trading plan that meets SEC requirements. At all times, including during approved trading periods, directors, executive officers and certain other employees notified by the office of the Company’s General Counsel are required to obtain preclearance from the Company’s General Counsel or its designee prior to entering into any transactions in Company securities, unless those transactions occur in accordance with a previously established trading plan that meets SEC requirements.

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

Stock Ownership Guidelines

Our Board believes that our directors, named executive officers and certain other Company officers and employees should own and hold Company common stock to further align their interests with the interests of stockholders and promote the Company’s commitment to sound corporate governance. To memorialize this commitment, effective January 29, 2013, our Board, upon the recommendation of our Compensation Committee, established stock ownership and retention guidelines (the “SOG”) applicable to the Company’s directors, NEOs and all other officers of the Company and its subsidiaries with a level of Vice President or above (such officers and our NEOs, our “Covered Officers”). Effective January 1, 2020, the Company improved and enhanced the SOG to further align it with best practices by: (i) increasing our directors’ and Covered Officers’ retention requirement from 25% to 50% of their net after-tax shares received under awards granted until they reach their required stock ownership under the SOG; and (ii) extending the applicable time period for our directors and Covered Officers to achieve the minimum ownership requirements to five years from the date of eligibility or promotion. Even when the required stock ownership is obtained, all NEOs are subject to an additional stock retention requirement requiring them to retain at least 50% of their net after-tax shares of Company stock received under awards for one year after the date of vesting.

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

The stock ownership levels attained by a director or a Covered Officer are based on shares directly owned by the director or Covered Officer, whether through earned and vested restricted stock units (“RSU”) or performance stock units (“PSU”) or restricted stock grants or open market purchases. Unvested time-based restricted stock and unvested time-based RSUs count toward the ownership goals, but unvested non-time based restricted shares, unvested PSUs and stock options do not count toward the ownership goals. On a quarterly basis, our Compensation Committee reviews the progress of our directors and Covered Officers in meeting these guidelines. In some circumstances, failure to meet the guidelines by a director or a Covered Officer could result in additional retention requirements or other actions by our Compensation Committee.

Compensation Clawback Policy

We have adopted a Compensation Clawback Policy (the “Clawback Policy”), as amended in November 2023 as required by Section 954 of the Dodd-Frank Act and Rule 10D-1of the Exchange Act (collectively, “Dodd-Frank”),which was recently amended as required by Section 954 of the Dodd-Frank Act, Rule 10D-1 of the Securities Exchange Act of 1934 and the stock listing rules promulgated in connection with the same (collectively, the “Section 10D Rules”), setting forth the conditions under which applicable incentive compensation provided to our executive officers may be subject to forfeiture, disgorgement, recoupment or diminution (“clawback”). The Clawback Policy provides that our Board or our Compensation Committee shall require the clawback or adjustment of incentive-based compensation to the Company in the following circumstances:

•	As required by Section 304 of the Sarbanes Oxley Act of 2002, which generally provides that if the Company is required to prepare an accounting restatement due to material noncompliance as a result of misconduct with financial reporting requirements under the securities laws, then the CEO and CFO must reimburse the Company for any incentive-based compensation or equity compensation and profits from the sale of the Company’s securities during the 12-month period following initial publication of the financial statements that had been restated;
•	As required by Dodd-Frank, which generally requires that, in the event the Company is required to prepare an accounting restatement due to its material noncompliance with financial reporting requirements under the securities laws, the Company shall recover from any of its current or former executive officers who received incentive compensation during the three-year period preceding the date on which the Company is required to prepare a restatement based on the erroneous financial reporting, any amount that exceeds what would have been paid to the executive officer after giving effect to the restatement, subject to limited exceptions permitted under Dodd-Frank; and
•	As required by any other applicable law, regulation or regulatory requirement.

Additionally, under our Compensation Clawback Policy, our Board or Compensation Committee in their discretion may require that any executive officer who has been awarded incentive-based compensation shall forfeit, disgorge, return or adjust such compensation in the following circumstances:

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

The awards and incentive compensation subject to clawback under this policy include vested and unvested equity awards, shares acquired upon vesting or lapse of restrictions, short- and long-term incentive bonuses and similar compensation, discretionary bonuses, any other awards or compensation under the Company’s equity plans and any other incentive compensation plan of the Company. Any clawback under this policy may, in the discretion of our Board or Compensation Committee (or otherwise as required by Dodd-Frank), be effectuated through the reduction, forfeiture or cancellation of awards, the return of paid-out cash or exercised or released shares, adjustments to future incentive compensation opportunities or in such other manner as our Board and Compensation Committee determine to be appropriate, except as otherwise required by law. The Company will not indemnify or provide insurance to cover any repayment of incentive compensation in accordance with the Clawback Policy.

In addition, under the Company’s equity plans, any equity award granted (including those granted to our NEOs) may be cancelled by our Compensation Committee in its sole discretion, except as prohibited by applicable law, if the participant, without the consent of the Company, while employed by or providing services to the Company or any affiliate or after termination of such employment or service, violates a non-competition, non-solicitation or non-disclosure covenant or agreement or otherwise engages in activity that is in conflict with or is adverse to the interests of the Company or any affiliate, including fraud or conduct contributing to any financial restatements or irregularities engaged in, as determined by our Compensation Committee in its sole discretion. Our Compensation Committee may also provide in any award agreement that the participant will forfeit any gain realized on the vesting or exercise of such award and must repay the gain to the Company, in each case except as prohibited by applicable law, if (i) the participant engages in any activity referred to in the preceding sentence or (ii) the amount of any such gain is in excess of what the participant should have received under the terms of the award for any reason (including without limitation by reason of a financial restatement, mistake in calculations or other administrative error). Additionally, awards are subject to clawback, forfeiture or similar requirements to the extent required by applicable law (including without limitation Section 304 of the Sarbanes-Oxley Act and Section 954 of the Dodd-Frank Act). Equity awards issued have included these provisions.

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

The Company has implemented an annual formalized risk assessment process. In accordance with this process, a governance risk and compliance group of certain members of senior management has the responsibility to identify, assess and oversee the management of risk for the Company. This group obtains input from other members of management and subject matter experts as needed. Management uses the collective input received to measure the potential likelihood and impact of key risks and to determine the adequacy of the Company’s risk management strategy. Periodically, representatives of this committee report to our Audit Committee on its activities and the Company’s risk exposure.

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

Cybersecurity

We understand the importance of preserving trust and protecting personal information, trade secrets and confidential and proprietary information. To assist us, we have a cybersecurity governance framework in place, which is designed to protect information and information systems from unauthorized access, use, disclosure, disruption, modification or destruction. The program is built upon a foundation of advanced security technology, overseen by an experienced and trained team with knowledge of cybersecurity best practices. Our cybersecurity program consists of controls designed to identify, protect against, detect, respond to and recover from information and cybersecurity incidents.

Highlights of our cybersecurity program include:

•A cybersecurity team consisting of experienced and knowledgeable employees that interface with consultants and vendors.
•Appropriate plans designed to provide a framework for handling high-severity security incidents and facilities coordination across multiple parts of the Company;
•Differentiated layers of controls, including embedding security into our technology investments;
•Investments into threat intelligence and monitoring;
•Cybersecurity testing for both training and threat detection purposes; and
•Annual cybersecurity awareness trainings.

In response to the recent SEC cybersecurity disclosure rule, we have updated our cybersecurity program to incorporate the rule’s requirements to report any potential material cybersecurity incidents to our Board and, if deemed to be material, as appropriate or required, disclose such a material incident via a Form 8-K within four (4) business days of determining the occurrence of such a cybersecurity incident.

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

We are committed to operating our business with all stakeholders in mind and with a view toward long-term sustainability and value creation, even as our business and society face a variety of existing and emerging challenges. We leverage our expertise, along with external partners, to help address these challenges. While our corporate social responsibility commitments address many areas, we focus on five key priorities: (i) product and content safety; (ii) environmental sustainability; (iii) human rights and ethical sourcing; (iv) employee safety and well-being; and (v) diversity and inclusion.

•
ESG Highlights – As part of our ESG efforts, we are proud of the investment we have made in our internal resources and the experienced and reputable outside advisors we have engaged to assist us in identifying and evaluating ESG trends, issues and opportunities that are available to our Company. Consistent with our Company-wide mission statement “To Make Living Better at Home,” we identified our ESG vision statement to be “Committing to a process of continuous improvement for the benefit of our consumers, customers, employees, investors and the planet by integrating ESG into everything we do.”
Our Board has adopted, among other things, (i) an Environmental Policy, which sets forth our commitment to the health and safety of our employees and protection of the environment across our global operations; (ii) a Human Rights Policy, which sets forth our commitment to respect and promote human rights, including the protection of minority groups’ rights and women’s rights, in furtherance of the guidance set forth in, among others, the Universal Declaration of Human Rights, UN Guiding Principles on Business and Human Rights, the International Labor Organizations Declaration on Fundamental Principles and Rights at Work and the Organization for Economic Cooperation and Development for Multinational Enterprises; (iii) a Global Energy and Greenhouse Gas (GHG) Policy, which sets forth our commitment to the protection of the environment, preservation of natural resources and the effective management and reduction of energy and GHGs by, among other things, identifying opportunities for purchasing direct, renewable energy in key markets and requiring energy considerations when making investments for major renovations and new capital equipment and major construction; and (iv) a Global Environmental, Social and Governance Policy, which sets forth our commitment to ESG. Additionally, we have published our March 2023 Corporate Sustainability Report, which describes a number of our ESG efforts over the past several years. To learn more about our ESG efforts and successes, please visit our website at www.spectrumbrands.com under “Investor Relations.”

•
Product & Content Safety - Product safety is essential to upholding our consumers’ trust and expectations, and we embed quality and safety processes into our production processes and the products we deliver. This includes embracing our responsibility to create safe, high-quality products and marketing them responsibly. This also includes our global product safety training program, which enhances our commitment to product safety and further empowers our employees to maintain the safety of our products and report any product safety concerns.

•
Employee Wellness and Talent Development – We encourage our employees to “Speak Up,” “Be Accountable,” “Take Action,” and “Grow Talent,” and to promote innovation, trust, accountability and collaboration. The result is a work environment that encourages the well-being of our employees holistically: mind and body. We are also committed to developing our future leaders at every level. Our talent processes start with understanding what current and future talent is needed to deliver business goals, followed by a talent review process to assist managers with evaluating talent. Learning and development is a critical part of creating our culture of high performance, innovation and inclusion. We believe in transparency, accountability and inclusion, and performance and development plans to promote managers and employees have conversations about career aspirations, mobility, developmental goals and interests, inclusion and the work environment.

•
Employee Health and Safety – We are committed to the environmental health and safety (“EHS”) of our employees. We continuously strive to maintain our strong safety performance as we continue to operate our business around the globe. Our EHS training program tailored to anticipated job duties and is designed to promote a workforce that is engaged and empowered to report health and safety concerns, a management team who supports and invests in employee safety and the leadership of our skilled and experienced EHS team. The EHS team hosts regular meetings to share information and discuss best practices across plants and site training to our employees to promote compliance with applicable safety standards and regulations. Workplace incidents or near misses are reviewed carefully to identify and remediate applicable root causes.

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
We monitor our performance across several environmental sustainability ratings and rankings. Highlights from Fiscal 2023 include:
•For the first time, gathering “Scope 3” emissions data for our greenhouse gas emissions disclosure;
•Initiating numerous energy conservation projects, a main contributor in decreasing our carbon footprint;
•Reducing waste, water, and energy usage compared to the prior year;
•Increasing the percentage of post-consumer recycled (“PCR”) materials in our product packaging;
•Achieving Giga-Guru status for the 6th straight year;
•Continuing to outperform our industry competitors that participate in the Sustainability Insight System (THESIS) environmental and social disclosure program;
•Placing in the top half of our industry peers on the social and environmental factors in Institutional Shareholder Service’s ESG Rankings;
•Achieving a CDP score that places us in the top 40% of all companies that participate in the CDP report; and
•Publishing our March 2023 Corporate Sustainability Report.

•
Human Rights & Ethical Sourcing – Treating people with fairness, dignity and respect and operating ethically in our supply chain are part of our core values. We demonstrate these deep beliefs in the way we treat our employees and in the expectations and requirements we have of those with whom we do business. We work with our third-party factories and licensees to ensure all products are manufactured in safe and healthy environments and the human rights of workers in our supply chain are being respected. To these ends, we review all suppliers who provide materials, products or services to Spectrum Brands and expect them to abide by our Supplier Code of Conduct, uphold our Code of Business Conduct and Ethics and comply with our Human Rights Policy and Conflict Minerals Policy.

•
Diversity, Equity & Inclusion – We take a holistic approach to diversity, equity and inclusion (“DEI”). We believe that supporting equality and promoting inclusion across our business and society makes the world a better place for all. We know that the more inclusive we are as a company, the stronger our business will be. We support the personal and professional growth of our diverse worker base, with a goal of positively impacting their lives and well-being.

Our DEI framework is designed to drive meaningful, long-term progress both within and beyond our own workplace and focuses on several key pillars, including:
1.Business – Develop a holistic business strategy that strengthens our relationships with diverse customers, suppliers, vendors, brokers, consultants, advisors, and business partners.
2.Brands and Products – Build authentic and inclusive brands and products that appeal to all communities, consumers, and employees.
3.Culture – Promote a Company culture that embraces the principle of DEI.
4.Employees – Foster a workplace that respects, values and recognizes everyone and strives to remove systemic barriers to achieve inclusion and advancement that drives company success.
5.Community – Dedicate resources and efforts to promote charitable organizations or initiatives that combat racism, promote equity, and are committed to the advancement of underrepresented communities.

To further these efforts, we engaged a third-party consultant who provided counsel, training and cultural development actions and ideas to help us make progress on our plan to make our workplace and communities even more inclusive. We also have a U.S. Diversity, Equity and Inclusion Advisory Council (the “DEI Council”), comprised of employees with diverse backgrounds and perspectives who advocate and advise on ways to advance the DEI dialogue and drive meaningful cultural change at the company. In furtherance of these efforts, we have implemented leadership training for our senior leaders across the Company on the topic of authentic diversity and leadership. This training focused on leaders having the confidence and ability to bring their authentic selves and those of their reports into the workplace and fostering inclusive and welcoming workplace relationships all of which is intended to contribute to a thriving DEI space for all.
We continue to focus on communications that feature diverse voices across our Company and provide information on topics important to our employee population, such as mental health, different holiday celebrations, gender pronouns and diverse and female leadership.
We believe that the well-being of our employees is central to our success and especially important for those in communications that have faced unique challenges in the last few years. We will continue our DEI efforts to make progress on enhancing our Company and to attract and retain diverse talent that can help us achieve our business goals and better serve our stakeholders.

•
Diverse Workforce Representation – We believe that tone at the top is paramount in setting the culture of our Company. We are proud that our Board is comprised of over a majority of diverse Directors. Consistent with those efforts, we strive to obtain more representation across all levels of our Company, and we are taking efforts to enhance recruitment, hiring and promotion practices to attract, develop and retain a diverse workforce across our entire organization.

•
Equitable Compensation Practices – We are committed to treating all of our employees fairly and equally and providing equitable and bias-free compensation practices. Our compensation practices reward employees based on performance, and we believe we have policies and processes in place to help ensure fair and equitable compensation. We review these practices in order to comply with applicable national, state and local laws.

•
Safe, Collaborate and Flexible Work Environment – We regularly invest in our technology, safety and employment practices to enable our employees to work productively and safely all around the world. We regularly introduce or modify technologies and safety measures to enhance our employees workplace experience and make it easier to collaborate in-person and remotely. Alongside these initiatives, we have also provided our leaders with resources and tools to support our employees’ career development and help promote day-to-day engagement, regardless of where the employees’ work is performed. These investments are part of our strategy to create a connected and winning team that embraces collaboration and innovative thinking across multiple continents and time zones to achieve superior results.

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

Governance Documents Availability

We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics for directors, officers and employees, Code of Ethics for the Principal Executive and Senior Financial Officers, Director Resignation Policy, Board Diversity Policy, Global ESG Governance Policy, Global Energy and Greenhouse Gas Policy, Human Rights Policy, Environmental Policy, Charter, By-laws, Audit Committee Charter, Compensation Committee Charter, NCG Committee Charter and other ESG related materials on our website www.spectrumbrands.com under “Investor Relations-Corporate Governance Documents.” These documents, and other information from our corporate website, are not incorporated by reference into this report. We intend to disclose any amendments to, and, if applicable, any waivers of, these governance documents on that section of our website. These governance documents are also available in print without charge to any stockholder of record that makes a written request to the Company. Inquiries must be directed to the Investor Relations Department at Spectrum Brands Holdings, Inc., 3001 Deming Way, Middleton, WI 53562.

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

Director Compensation Table for Fiscal 2023

Under our director compensation program, during each fiscal year, each non-employee director receives an annual grant of RSUs equal to that number of shares of the Company’s common stock with a value on the date of grant of $125,000. Additionally, each director is eligible to receive an annual cash retainer of $105,000, which is paid in equal, quarterly payments. The Lead Independent Director (Mr. Polistina) receives an additional annual cash retainer of $40,000 and an additional annual equity retainer amount of $20,000. Directors are permitted to make an annual election to receive all of their director compensation (including for service on committees of our Board) in the form of Company stock awards in lieu of cash. For Fiscal 2023, the grants of RSUs were made on November 25, 2022. All such RSUs vested on October 1, 2023. For Fiscal 2023, compensation for service on the standing committees of our Board, was paid in an annual amount as follows below.

Committee	Chair Annual Retainer	Member Annual Retainer
Audit	$20,000	N/A
Compensation	$15,000	N/A
NCG	$15,000	N/A

The table set forth below, together with its footnotes, provides information regarding compensation paid to our directors in Fiscal 2023.

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)(3)	All Other Compensation (4)	Total
Sherianne James	$—	$245,016	$3,014	$248,030
Terry L. Polistina	$—	$304,975	$1,784	$306,759
Hugh R. Rovit	$—	$229,976	$2,830	$232,806
Gautam Patel	$—	$249,996	$3,076	$253,072
Leslie L. Campbell	$—	$229,976	$1,925	$231,901
Joan Chow	$—	$229,976	$1,537	$231,513

(1)	This table includes only directors who received compensation during Fiscal 2023.
(2)	Amounts in this column represent the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. The value was computed by multiplying the number of shares underlying the stock award by the closing price per share of the Company’s common stock on each grant date (or, as applicable, the last trading date immediately prior to the grant date if the grant date fell on a date when the New York Stock Exchange was closed), which was $49.80 for grants made on November 25, 2022. The directors received the following number of RSUs, which vested on October 1, 2023: Mr. Campbell, 4,618; Ms. Chow, 4,618; Ms. James, 4,920; Mr. Patel, 5,020; Mr. Polistina, 6,124; and Mr. Rovit, 4,618.
(3)
As of September 30, 2023, Mses. Chow and James held 4,618 and 4,920 outstanding unvested RSUs, respectively, and Messrs. Campbell, Patel, Polistina and Rovit held 4,618, 5,020, 6,124 and 4,618 outstanding unvested RSUs, respectively.

(4)	Reflects dividend equivalents paid in cash on RSUs that vested during Fiscal 2023 and which were not factored into the grant date fair value of the RSUs.
Compensation Committee Interlocks and Insider Participation

The current members of our Compensation Committee are Terry L. Polistina (Chair), Sherianne James and Gautam Patel. During Fiscal 2023, none of the members of our Compensation Committee were an officer or employee of the Company. In addition, during Fiscal 2023, none of our executive officers served as a member of the compensation committee of any other entity that has one or more executive officers serving on our Board or our Compensation Committee.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (the “CD&A”) section summarizes our general philosophy with respect to the compensation of our CEO, CFO and our three most highly paid executive officers in Fiscal 2023 (collectively, our “named executive officers” or “NEOs”). This CD&A provides an overview and analysis of the compensation programs and policies for our NEOs, the material compensation decisions made by our Compensation Committee under such programs and policies and the material factors considered by the Compensation Committee in making those decisions. The discussion below is intended to help you understand the detailed information provided in our executive compensation tables and put that information into context within our overall compensation philosophy.

Fiscal 2023 Named Executive Officers

Our NEOs for Fiscal 2023 are identified in the table below.

David M. Maura	Chief Executive Officer and Executive Chairman
Jeremy W. Smeltser	Executive Vice President and Chief Financial Officer
Ehsan Zargar	Executive Vice President, General Counsel and Corporate Secretary
Randal D. Lewis	Former Executive Vice President and Chief Operating Officer
Rebeckah Long	Former Senior Vice President and Chief Human Resources Officer

In the past twenty four months, we have taken a number of measures to maintain and expand our revenues and reduce our costs. In connection with those cost reduction efforts, Mr. Lewis and Ms. Long were terminated without "Cause" as our Executive Vice President and Chief Operating Officer and our Senior Vice President and Chief Human Resources Officer, respectively, as further described under “Executive Compensation Tables-Termination and Change in Control Provisions” below, and each ceased to be an employee on December 31, 2022.

Highlights/Executive Summary

Our executive compensation program is designed to link pay for performance, encourage prudent decision-making and create a balanced focus on short-term and long-term performance and value creation. Our executive compensation is heavily weighted toward variable compensation, as described in more detail below, which is central to our philosophy that a significant portion of compensation aligns with the achievement of performance goals. The three primary components of our executive compensation are base salary, our Management Incentive Program (“MIP”) and our equity based, long-term incentive program (“LTIP”). Our MIP and LTIP include goals tied directly to the performance of the Company.

During Fiscal 2023:

•	After a protracted review and litigation by the Department of Justice, we successfully completed the sale of our Hardware and Home Improvement ("HHI") segment for $4.3 billion in cash on June 20, 2023, a key milestone in our long-term strategy and strategic shift to a consumer staples business primarily focused on global pet and home & garden products.
•	Following the HHI divestiture, we substantially reduced our outstanding debt obligations through the repayment of our outstanding term loans and all outstanding borrowings under our cash flow revolver, called the remaining balance of our 5.75% Senior Notes due in 2024 in full at the redemption price, and repurchased a portion of outstanding bonds at a discount.
•	We have strengthened our balance sheet with reduction in our inventory, across all segments, by over $300 million, improved inventory turns, and ended the 2023 fiscal year in a net cash position with $1.9 billion of cash and short-term deposits, with maturities less than 12 months, and $1.6 billion of debt.
•	At the end of the 2023 fiscal year, the Company did not have any outstanding borrowings on our cash flow revolver and subsequently reduced its capacity to $500 million effective October 19, 2023.
•	Repurchased $534.7 million of our shares, through a $500 million accelerated share repurchase which subsequently concluded on November 21, 2023 and resulted in a total share repurchase of 6.6 million shares, plus $34.7 million of open market share repurchases consisting of 0.4 million shares.
•	We have made substantial progress in achieving our strategic goal of becoming a faster growing, higher margin, pure play Global Pet Care and Home & Garden company and stabilizing and separating our Home & Personal Care business from our remaining businesses.
•	With the completion of the HHI divestiture, strong balance sheet and healthier margin profile, we are well positioned for Fiscal 2024 and have started to invest back into our businesses to drive forward promotional activities and brand awareness, and building a strong, faster, higher growth company. Our Fiscal 2024 strategy focuses on three key elements (1) invest behind our people to improve commercial capabilities and drive a culture of accountability, (2) invest behind our brands and our new product roadmaps as we continue our focus on bringing fewer, bigger, better innovations to the market and (3) invest in our operations to drive efficiency and reduce costs.

Management and Board Member Composition
We are very proud of our management team, which includes a top notch, talented and stable leadership team to deliver financial performance and execute our growth strategy.

Our Board believes that the Company and its stakeholders are benefited by a highly skilled board with a significant variety of expertise and experiences and diversity across race, gender and ethnicity. On April 12, 2021, we appointed Joan Chow and Leslie Campbell, each an independent, highly qualified and diverse background candidate, to our Board. These appointments were made in response to shareholder feedback and in furtherance of the Board’s commitment to advancing our Board’s knowledge base and skill set and advancing diversity and gender inclusion. As part of the Company’s shareholder engagement program and its commitment to improved corporate governance, the Board previously adopted a Board Diversity Policy, which is further described on page 15 of this Form 10-K/A.

We believe that our senior management team and Board provide a skill set that aligns with our going forward operating model and business strategy and has contributed to the success we had in Fiscal 2023 and that we envision in upcoming years.

We have also advanced our aim of promoting diversity and are proud that over one-half of our board members come from diverse backgrounds, over one-quarter of our Board is composed of female members and our five NEOs for Fiscal 2023 include a woman and an executive from a diverse background.

Corporate Governance Best Practices

We are proud that our corporate governance practices are regularly updated to reflect best practices, such as appointing a lead independent director, increasing diversity among our Board and executive team, declassifying our Board (which is underway and will be fully completed by our 2024 annual stockholders meeting), appointing independent directors as a majority of the Board, having fully independent Audit, Compensation and NCG Committees of the Board and having an independent compensation consultant. We have also adopted or strengthened a number of our corporate governance policies, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics for directors, officers and employees, Code of Ethics for the Principal Executive and Senior Financial Officers, Director Resignation Policy, Compensation Clawback Policy, our related person transaction policy, our anti-hedging policy, our anti-pledging policy, our stock ownership and trading policy, and our cybersecurity policies.

We have also continued our efforts to promote our ESG initiatives by adopting a number of new policies and procedures, including adopting a new Global ESG Governance Policy and Global Energy and Greenhouse Gas Policy and further strengthening our Environmental Policy and Human Rights Policy. See “Directors, Executive Officers and Corporate Governance-Corporate Governance-Our Practices and Policies.”

Strategy and Long-Term Growth

The focuses of our strategic goals are:

•	Investing internally for organic growth, which generates our highest return on investment;
•	Strengthening our brands through consumer insights, research and development, innovation and advertising and marketing to drive vitality and profitable organic growth;
•	Returning capital to our shareholders via dividends and opportunistic share repurchases; and
•	Disciplined M&A activity as we pursue accretive strategic acquisitions that are synergistic or help drive additional value creation.
While the impacts of COVID-19 and supply chain disruptions over the past years have created, and continue to create, extreme volatility in the year-over-year and quarter-to-quarter comparisons of our businesses, overall, we believe that consumer demand remains positive in our categories and the strong performance of our brands continues to drive growth.

Continued Focus on Executive Compensation Practices

Our compensation program has continued to evolve since the HRG Merger as our Compensation Committee has considered practices for our Company, business and market at different times, resulting in what it considers best practices described below. Our Compensation Committee continues to evaluate appropriate types and amounts of compensation opportunities for our executive officers each year.

Our CEO continues to retain outstanding stock options that were granted to him by HRG Group during the time he was an employee of HRG Group. These options became Company options as a result of the HRG Merger but were not granted for service to Spectrum Brands and were granted by a different Board and Compensation Committee to obtain a different set of business objectives prior to the HRG Merger. These options are further described on page 28 in “Executive Compensation Tables—Outstanding Equity Awards at the End of Fiscal 2023”. These options will expire if not exercised prior to their respective expiration dates. Accordingly, Mr. Maura exercised some of his HRG Group options in Fiscal 2021 and may exercise his remaining HRG Group options in the future; although 64,142 options expired on November 29, 2023 and were not exercised. As a result of Mr. Maura’s option exercise in 2021, some of the value that Mr. Maura received in Fiscal 2021, and may realize in the future, does not reflect the decisions our Compensation Committee has made since the HRG Merger and more recently as we continue to review and consider appropriate types and amounts of compensation.

During Fiscal 2023, particular considerations include:

Reasonable CEO Pay. Our CEO’s total compensation for Fiscal 2023 increased less than 10% from his total compensation in Fiscal 2022, as shown in the Summary Compensation Table below. The increase was primarily due to the fact that he earned an annual cash bonus for Fiscal 2023 based on our performance against preset performance metrics, whereas he did not receive a bonus in Fiscal 2022. The Compensation Committee continues to consider the appropriate grant date value of his equity awards each year as we have moved further away from 2020, when compensation reflected an earlier award made during the transition of our compensation practices from a “controlled company” majority owned by HRG to a fully independent company with appropriately suited long-term compensation practices.

•	Although our CEO’s equity award grant date value for Fiscal 2023 (at target) was approximately $5.4 million based on the November 25, 2022 closing price of $49.80 per share, the actual realized value of the award will depend on a combination of the stock price at vesting (which will not occur until December 2025), his continued employment and, for a majority of the award, our achievement of financial performance goals. For example, as shown in the Outstanding Equity Awards table on page 28, the value of this award at fiscal year-end had increased because of our stock price increase, but our CEO has not actually realized any value on the award.
•	Most of the value of the equity award granted to our CEO during Fiscal 2023 remains subject to achieving the performance criteria over a three-year period described below.
•	No portion of the Fiscal 2023 LTIP awards (the RSUs or PSUs) is eligible for vesting until December 2025.
Cash Bonuses Based on Actual Performance. Consistent with our compensation philosophy that NEO compensation is tied to the company’s performance, no cash bonuses were paid to any of our NEOs under our MIP for Fiscal 2022 because we did not meet the minimum preset performance levels. For Fiscal 2023, we paid cash bonuses to our NEOs under our MIP below target level based on preset performance levels, which further shows that incentive compensation it truly at risk.

Reduced Executive Group and Board. As a result of our efforts to consolidate, reduce costs and increase efficiency, we have substantially reduced company headcount, including terminating two of our NEOs without "Cause," resulting in severance payments only as required by their pre-existing agreements, as further described below. We also reduced the size of our Board from nine to seven members.

Responsiveness to Shareholders. As described below, we engage with our shareholders and periodically make responsive changes to our executive compensation program to ensure they are aligned with our business objectives. For example, for Fiscal 2023, we modified our performance metrics under our MIP so that there is only one remaining overlapping performance metric between our MIP and our PSUs - Adjusted EBITDA. We believe keeping Adjusted EBITDA has a performance metric for both our MIP and our PSUs remains appropriate because Adjusted EBITDA is such an important financial metric, the MIP measures one-year results while the PSUs measure three-year results, and we believe our shareholders benefit by the focus on this metric.

Fiscal 2023 Executive Compensation Overview

Our Fiscal 2023 executive compensation program includes base salary, annual bonus (MIP) and the long-term bonus (LTIP) program. We believe that our executive compensation program is in-line with our peers and shareholder expectations. The components are designed after taking into account shareholder feedback based on our robust outreach efforts. During Fiscal 2023, none of our NEOs received increases in base salaries or annual bonus targets.

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

✓ We maintain our robust compensation alignment policies through share ownership and share retention policies, including (i) stock ownership guidelines that require significant stock ownership of our directors, NEOs and other Covered Officers and retention of 50% of the net after-tax portion of their equity awards; (ii) robust anti-hedging policy; and (iii) robust anti-pledging policy.

✓ We provide reasonable post-employment provisions and have post-employment restrictive and executive cooperation covenants.

✓ We assess the risk-reward balance of our compensation programs in order to mitigate undue risks in our programs.

✓ We cap annual cash and equity incentive payments for NEOs.

✓ We set robust incentive targets and strongly align pay and performance by placing 87.9% of our CEO’s ongoing compensation opportunity and 78.5% (on average) of our other continuing NEOs’ ongoing compensation opportunities at risk and earned on the basis of Company performance.

✓ We have an updated and robust clawback policy that requires forfeiture or recoupment upon an accounting or financial restatement or certain other acts resulting in financial loss, reputation damage or other similar adverse impacts to the Company, as described in greater detail under the section titled “Compensation Clawback Policy.”

✓ For new employment agreements entered into during Fiscal 2019 and thereafter, we have provided that upon termination of employment any performance-based awards are forfeited.

✓ 70% of our equity-based awards and 74% to 78% of our regular incentive compensation are based on achievement of performance. The remainder is time-based equity that is still subject to market risk.

✓ We adhere to an equity burn rate consistent with corporate governance best practices.

✓ We include “double trigger” change in control provisions in our equity grants.

 ✓ We continued to differentiate the performance metrics of our annual and long-term bonus programs. Starting in Fiscal 2023, our MIP has three equally-weighted performance metrics (Adjusted EBITDA, Net Sales and Adjusted Average Inventory Turns) and our LTIP has three equally-weighted performance metrics (Adjusted EBITDA, Adjusted Free Cash Flow and Adjusted Return on Equity).

What We Don’t Do
X  We do not provide any gross-ups for golden parachutes or upon a change-in control.

X  We do not make loans to executive officers or directors.

X  We do not allow our NEOs to purchase stock of the Company on margin, enter into short sales or buy or sell derivatives in respect of securities of the Company.

X  We do not provide immediate vesting on equity based awards and have committed to one-year minimum vesting requirement for all awards granted under the Spectrum Brands Holdings, Inc. Amended and Restated 2020 Omnibus Equity Plan (the “2020 Equity Plan”), subject to limited exceptions.

X  We do not grant discounted options and our 2020 Equity Plan prohibits repricing of stock options without shareholder approval.

X  We do not provide for accelerated vesting of equity upon retirement for our NEOs.

X  We do not provide for single-trigger vesting of equity.

X  We do not provide excessive perquisites, and our NEOs do not participate in defined benefit pension plans or nonqualified deferred compensation plans.

X  We do not guarantee minimum bonuses to our NEOs.

X  We do not pay any dividends on unearned and unvested equity awards, unless and until earned and vested. Our 2020 Equity Plan explicitly prohibits the payment of dividends or dividend equivalents on unvested equity awards until the awards are earned and vested.

X  We do not reprice options.

Shareholder Engagement

Our Board and management take their management oversight responsibilities seriously. Our key values are predicated on strong and effective governance, independent thought and decision-making and a commitment to driving shareholder value. We received support from our shareholders with a vote of approximately 95% in favor of our executive compensation at our 2023 Annual Meeting. As discussed below, we highly value the input of our shareholders and took this into account as we designed our programs.

We engage our shareholders throughout the year to:

•	Provide visibility and transparency into our business, our performance and our corporate governance, ESG and compensation practices, and our strategic plans;
•	Discuss with our shareholders the issues that are important to them, hear their expectations for us and share our views; and
•	Assess emerging issues that may affect our business or strategic plans, inform our decision making, enhance our corporate disclosures and help shape our practices.
We highly value the input of our shareholders and take their input into account as we design our programs. What we learn through our ongoing engagements is regularly shared with our Board and incorporated into our disclosures, plans and practices, as deemed appropriate.

We are committed to robust shareholder engagement, which has been an embedded part of our investor relations and governance programs for many years. We maintain a consistent and proactive approach to communicating with our shareholders, including our quarterly earnings calls, regular conversations by our investor relations personnel and executive management team, holding non-deal road shows and participating in both equity and debt conferences on a regular basis. In addition, each year during proxy season we take the following actions:

•	We engage the proxy solicitation firm, Okapi Partners, to (i) assist in a robust shareholder outreach process to discuss our go-forward strategies and (ii) facilitate the opportunity for shareholders to individually and directly engage with certain members of management.
•	We engage in discussions with major proxy advisory firms as necessary to understand their perspectives on our compensation programs and best practices generally in executive compensation programs.
•	We reach out to our top shareholders to discuss and engage in dialogue with our shareholders with respect to our Company, including our corporate governance and compensation practices.
We continue to engage in rigorous shareholder outreach and do so to understand shareholder views and input on a variety of matters.

Compensation Overview and Philosophy

Our compensation programs are administered by our Compensation Committee. In Fiscal 2023, these programs were based on our “pay-for-performance” philosophy in which variable compensation represents a majority of an executive’s potential compensation. The variable incentive compensation programs continued our focus on the Company-wide goals of increasing growth and earnings, maximizing free cash flow generation and building for superior long-term shareholder returns. Each year, the Compensation Committee and the Company, along with the assistance of an independent compensation consultant, go through a thoughtful process to review risks and opportunities applicable to the Company.

In establishing our compensation programs for Fiscal 2023, our Compensation Committee continued to partner with WTW as independent compensation consultant and evaluated the compensation programs with reference to a peer group of 14 companies, as outlined in the section below, “Role of Committee-Retained Consultants.”

Background on Compensation Considerations

Our Compensation Committee pursued several objectives in determining our executive compensation programs for Fiscal 2023:

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

Philosophy on Performance-Based Compensation

Our Fiscal 2023 executive compensation programs were designed so that, at target levels of performance, a significant portion of the value of each NEO’s annual compensation (which varies by individual) would be based on the achievement of Company-wide Fiscal 2023 performance objectives. In approving these programs, our Compensation Committee concluded that a combination of annual fixed base pay and variable, incentive-based pay provided our active NEOs with an appropriate mix of cash compensation and equity-based compensation.

For Fiscal 2023, the percentage of ongoing target annual compensation that was at-risk (that is, variable cash compensation and equity awards) for our CEO was 87.9% and for the other continuing NEOs was 78.5% as a group. The chart below sets forth the percentage of target compensation that was fixed compared to at-risk for the CEO and the other continuing NEOs as a group.

To highlight the alignment of the incentive plans with shareholder interests, our ongoing annual and long-term incentive programs (whether equity or cash-based) in Fiscal 2023 were predominantly performance-based with (i) our MIP being 100% performance-based and (ii) the three-year LTIP being 70% performance-based.

Our pay-for-performance philosophy is shown by the fact that, after no payments under the MIP were made to our NEOs for Fiscal 2022 performance, payouts under the MIP to our NEOs for Fiscal 2023 were below target, and that our Fiscal 2021 LTIP PSUs (which were based on three-year performance from Fiscal 2021-2023) paid out below target, each as shown below.

Only our base salaries and 30% of our three-year LTIP grants do not vary based on our NEOs’ performance. For each of our NEOs, these non-performance-based amounts are set forth in agreements with the executives as described in “Executive Compensation Tables-Termination and Change in Control Provisions-Executive-Specific Provisions regarding Employment, Termination and Change in Control-Agreements with NEOs,” and are subject to annual review and potential increase by our Compensation Committee.

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

Our Compensation Decision Making Process

Our Compensation Committee engages in a robust process in making compensation decisions. In Fiscal 2023, our Compensation Committee retained WTW as its independent consultants to assist in formulating and evaluating executive and director compensation programs.

In addition, our Compensation Committee consulted with our CEO regarding the Company’s compensation plans and performance targets; however, our CEO did not participate in any discussions with respect to his own compensation. From time to time, our Compensation Committee also consulted with other senior executives of our Company and outside counsel.

WTW provided advice on the executive compensation implications of changes to our business (including our Global Productivity Improvement Plan, as well as demand and supply interruptions), our corporate governance and compensation structure and the philosophy of our executive compensation plans. During Fiscal 2023, our Compensation Committee periodically requested WTW to:

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

WTW, with input from management and our Compensation Committee, developed a peer group of companies based on a variety of criteria, including type of business, revenue, assets and market capitalization. The composition of this peer group is reviewed annually and, if appropriate, revised based on changes in business orientation of peer group companies, changes in financial size or performance of the Company and the peer group companies and any mergers, acquisitions, spin-offs or bankruptcies of the companies in the peer group or changes at our Company. WTW reviewed this peer group and confirmed that there were no changes for Fiscal 2023. For Fiscal 2023, the peer group utilized consisted of the following 14 companies:

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

In accordance with SEC rules, our Compensation Committee considered the independence of WTW including an assessment of the following factors: (i) other services provided to the Company by each consultant, (ii) fees paid by the Company as a percentage of the consulting firm’s total revenue, (iii) policies or procedures maintained by WTW that are designed to prevent conflicts of interest, (iv) any business or personal relationships between the individual consultants involved in the engagement and any member of our Compensation Committee, (v) any Company stock owned by individual consultants involved in the engagement and (vi) any business or personal relationships between our executive officers and the consultants or the individual consultants involved in the engagement. Our Compensation Committee has concluded that no conflicts of interest prevented WTW from independently advising our Compensation Committee during Fiscal 2023. WTW received $158,038 for executive and director compensation consulting in Fiscal 2023. WTW did not provide consulting services relating to our health and benefit plans during Fiscal 2023. In addition, pursuant a contract between a business we bought in February of 2022 (the “Tristar” business) and an affiliate of WTW, our Tristar business paid the affiliate of WTW fees of approximately $132,000 for marketing and advertising services in Latin American in Fiscal 2023. Tristar stopped using this affiliate’s services in Fiscal 2023, and we do not anticipate any additional fees being paid to WTW’s affiliate. The Compensation Committee reviews additional consulting services, while considering the potential effects on WTW’s independence.

Compensation Elements

In Fiscal 2023, the compensation for our NEOs primarily consisted of the components set forth below. In determining the compensation package for each NEO or in making any subsequent changes, our Compensation Committee considers the market conditions at the time such compensation levels were determined, the Company’s financial condition at the time such compensation levels were determined, compensation levels for similarly situated executives at other companies, experience level and the duties and responsibilities of such executive’s position.

Base Salary

Purpose:	•	Forms basis for competitive compensation package, which may be increased from time to time
Operation:	•	Base salary reflects competitive market conditions, individual performance and internal parity
Performance Measures:	•	Performance of the individual is considered by the Compensation Committee, which is advised by its independent compensation consultant, when setting and reviewing base salary levels and continued employment

MIP Bonus

Purpose:	•	Motivate achievement of strategic priorities relating to key annual financial metrics.
Operation:	•	Target bonus opportunities are determined by competitive market practices and internal parity.
	•	Actual bonus payouts, which can range from 0-250% of target for the CEO and 0-200% of target for our other NEOs, are determined based on performance.
	•	No bonus is paid if the relevant performance metrics are not achieved.
Performance Measures:	•
•
For the Fiscal 2023 grants, based on equally weighted Adjusted EBITDA, Adjusted Average Inventory Turns and Net Sales over the one-year performance period, and the achievement of the goals of each metric is determined and earned independently of one another.

	•	Each award is entirely (100%) performance-based based on achievement of financial metrics established at the beginning of the performance period.

LTIP: RSUs and PSUs

Purpose:	•	Align compensation with key drivers of the business and encourage achievement of significant and sustained improvements in performance and strategic initiatives over the long term.
	•	Encourage focus on long-term shareholder value creation.
Operation:	•	Target opportunities are determined by competitive market practices and internal parity.
	•	Actual payouts on the 70% performance-based component (PSUs) can range from 0-125% of target for all executives.
	•	No PSUs to become vested if relevant performance metrics are not achieved.
	•	The remaining 30% time-based component (RSUs) of the award is not variable in terms of the number of shares eligible for vesting.
	•	The Fiscal 2023 LTIP grants have one vesting date after a three year performance period.
	•	Pursuant to LTIP grant awards, our NEOs are required to hold 50% of the net after-tax shares they receive for at least one year following vesting of each grant.
	•	In addition, our NEOs and all other officers at the Vice President level or higher, are subject to the share ownership and retention guidelines discussed above (see “Directors, Executive Officers and Corporate Governance-Corporate Governance-Our Practices and Policies-Stock Ownership Guidelines”).
Performance Measures:	•	Long-term incentive awards focusing on cumulative performance over three-year period ending Fiscal 2025, which are granted in the form of performance-based PSUs (70% of award) and time-based RSUs (30% of award).
•
For the Fiscal 2023 grants, based on equally weighted Adjusted EBITDA, Adjusted Free Cash Flow and Adjusted Return on Equity over the three-year performance period, and the achievement of the goals of each metric is determined and earned independently on one another.

	•	The vast majority (70%) of each of LTIP award is performance-based determined based on achievement of financial metrics established at the beginning of the performance period. No performance-based PSUs are paid if the relevant performance metrics are not achieved.
	•	The relatively small time-based component of these awards as part of our overall compensation mix serves as an important long-term retention and risk mitigation feature, while the value to the executive still varies depending on our stock price performance.

Each performance measure for our Fiscal 2023 MIP and LTIP awards is defined as follows:

For MIP, “Adjusted EBITDA” means net earnings before interest, taxes, depreciation and amortization, and excluding restructuring, acquisition and integration charges, gain or loss on sale of one or more segments and other one-time charges. The result of the formula in the preceding sentence is then adjusted by the Compensation Committee in good faith, after consultation with the Chief Executive Officer, so as to negate the effects of any dispositions; provided, however, that Adjusted EBITDA resulting from businesses or products lines acquired (in Board approved transactions) during the applicable fiscal year will, to the extent reasonably and in good faith determined by the Compensation Committee to be appropriate (after consultation with the Chief Executive Officer), be included in the calculation from the date of acquisition.

For MIP, “Adjusted Average Inventory Turns” means the 12-month cost of goods sold divided by the 12-month average net inventory dollars, each calculated as of the end of Fiscal 23. The result of the formula in the preceding sentence is then adjusted by the Compensation Committee in good faith, after consultation with the Chief Executive Officer, so as to negate the effects of any dispositions; provided, however, that Adjusted Average Inventory Turns resulting from businesses or product lines acquired (in Board approved transactions) during the applicable fiscal year will, to the extent reasonably and in good faith determined by the Compensation Committee to be appropriate (after consultation with the Chief Executive Officer), be included in the calculation from the date of acquisition.

For MIP, “Net Sales” means the amount of revenue generated less returns, cash discounts, trade rebates and other spend or consumer offers that result in a reduction of revenue in accordance with generally accepted accounting principles in the U.S. GAAP. Net Sales achievement will be net of FX currency translation impact (e.g., achievement will exclude positive or negative impact(s) as a result of converting local currency sales into U.S. dollars), will include amounts in the annual operating plan relating to acquisitions completed in the prior year and will, as reasonably and in good faith determined by the Compensation Committee to be appropriate (after consultation with the Chief Executive Officer), be adjusted to negate the effects of any dispositions and exclude or include amounts from acquisitions completed in the current year.

For LTIP, “Adjusted EBITDA” means net earnings before interest, taxes, depreciation and amortization and excluding restructuring, acquisition and integration charges, gain or loss on sale of one or more segments and other one-time charges. The result of the formula in the preceding sentence shall then be adjusted by the Compensation Committee in good faith, after consultation with the Chief Executive Officer, so as to negate the effects of any dispositions; provided, however that Adjusted EBITDA resulting from businesses or products lines acquired (in Board approved transactions) during the Performance Period will, to the extent reasonably and in good faith determined by the Compensation Committee to be appropriate (after consultation with the Chief Executive Officer), be included in the calculation from the date of acquisition.

For LTIP, “Adjusted Free Cash Flow” means Adjusted EBITDA" plus or minus changes in current and long-term assets and liabilities, less cash payments for taxes, restructuring, interest and capital expenditures. Any reductions in Adjusted Free Cash Flow resulting from transaction costs or financing fees incurred in connection with any Board approved acquisition or refinancing (in each case during the Performance Period) will be added back to Adjusted Free Cash Flow, subject to the approval of the Compensation Committee reasonably and in good faith, after consultation with the Chief Executive Officer. The result of the formula in the preceding sentences shall then be adjusted by the Compensation Committee reasonably and in good faith, after consultation with the Chief Executive Officer, so as to negate the effects of any dispositions; provided, however that Adjusted Free Cash Flow resulting from businesses or products lines acquired (in Board approved transactions) during the Performance Period will, to the extent reasonably and in good faith determined by the Compensation Committee to be appropriate (after consultation with the Chief Executive Officer), be included in the calculation from the date of acquisition..

For LTIP, “Adjusted Return on Average Equity” means the three (3) year cumulative Adjusted Net Income (Adjusted EBITDA less interest, taxes, depreciation and amortization) divided by the sum of fiscal 2023, 2024 and 2025 average total equity excluding gain or loss on sale of one or more segments. The result of the formula in the preceding sentence shall then be adjusted by the Compensation Committee in good faith, after consultation with the Chief Executive Officer, so as to negate the effects of any dispositions; provided, however that Adjusted Return on Average Equity resulting from businesses or products lines acquired (in Board approved transactions) during the Performance Period will, to the extent reasonably and in good faith determined by the Compensation Committee to be appropriate (after consultation with the Chief Executive Officer), be included in the calculation from the date of acquisition.

Fiscal 2023 Compensation Component Pay-Outs

Base Salary

The annual base salaries at the end of Fiscal 2023 for our continuing NEOs are set forth below and did not increase during Fiscal 2023:

Named Executive (1)	Annual Base Salary at the end of Fiscal 2023
David M. Maura	$900,000
Jeremy W. Smeltser	$550,000
Ehsan Zargar	$400,000

(1)
David M. Maura, our current Chief Executive Officer and Executive Chairman of our Board; Jeremy W. Smeltser, our current Executive Vice President and Chief Financial Officer; and Ehsan Zargar, our current Executive Vice President, General Counsel and Corporate Secretary. Mr. Lewis and Ms. Long are excluded from this and other tables below because they ceased to be employees on December 31, 2022 and were not eligible to participate in the Fiscal 2023 MIP or LTIP.

Management Incentive Plan

For Fiscal 2023, our MIP award levels achievable at target for each participating NEO were as follows:

Named Executive	MIP Target as % of Annual Base Salary
David M. Maura	125%
Jeremy W. Smeltser	80%
Ehsan Zargar	60%

The performance metrics for each of our continuing NEOs were equal to those established for the Company as a whole. The maximum MIP bonus payable is 250% of target for Mr. Maura and 200% for our other continuing NEOs. Our Compensation Committee established the following equally weighted performance metrics for our MIP for Fiscal 2023:

•	33.3% Adjusted EBITDA;
•	33.3% Adjusted Net Sales; and
•	33.3% Adjusted Average Inventory Turns.

The table below shows the applicable levels of performance required to achieve threshold, target and maximum payouts for each of the three MIP performance metrics in Fiscal 2023. The table below also shows actual payouts under our MIP program. As shown below, there was only partial MIP payment for Fiscal 2023 because the required performance thresholds were not fully achieved.

Performance Required to Achieve Bonus % as Indicated ($ in millions)
Performance Metric	Weight (% of Target Bonus)	Threshold (0%)	Target (100%)	Maximum (200%) (1)	Actual Results	Calculated 2023 Payout (% of Target Bonus)
Adjusted EBITDA	33.3%	$286.60	$318.45	$350.29	$302.95	51.33%
Adjusted Average Inventory Turns	33.3%	3.06	3.22	3.38	3.25	118.63%
Net Sales	33.3%	$3,061.80	$3,222.90	$3,384.04	$2,918.83	—%

(1)	Mr. Maura was eligible to receive a maximum MIP equal to 250% of target if we achieve Adjusted EBITDA, Adjusted Average Inventory Turns and Net Sales of $366.22 million, 3.46 and $3,464.61 million, respectively.

Long Term Incentive Plan

Fiscal 2023 LTIP Grants. Our Fiscal 2023 LTIP grants cover service and cumulative performance over the three-year period commencing October 1, 2022 and ending September 30, 2025. Of the total grant, 70% is in the form of PSUs and will vest based on the achievement of cumulative Adjusted EBITDA, cumulative Adjusted Free Cash Flow and Adjusted Return on Equity over the three-year period. The remaining 30% is in the form of RSUs, which will vest based on continued service shortly following the end of such three-year period. In addition, with respect to the PSU component of the LTIP, there is an opportunity to earn additional PSUs if superior performance is achieved (subject to a cap of 125% of the target PSUs).

The chart below sets forth the number of PSUs and RSUs each NEO was granted in Fiscal 2023 pursuant to the LTIP.

Name	70% Performance- Based (at Target)	30% Time Based	Potential Upside Performance -Based
David M. Maura	75,904	32,530	18,976
Jeremy W. Smeltser	16,586	7,108	4,147
Ehsan Zargar	22,490	9,639	5,623

The table below shows the three performance metrics for our continuing NEOs and the applicable levels of performance required to achieve threshold, target and maximum vesting of PSUs.

Performance Measure (in $ millions)	Threshold (0% of PSUs vest)	Target (100% of PSUs vest)	Maximum (125% of PSUs vest)
Adjusted EBITDA	$955.3	$1,003.9	$1,016.3
Adjusted Free Cash Flow	$300.0	$323.3	$330.4
Adjusted Return on Equity	7.50%	8.30%	8.50%

Actual Payout of Fiscal 2021 PSUs. The PSUs granted in Fiscal 2021 were subject to performance over the three-year period that ended September 30, 2023, as shown in detail in our prior disclosure. The performance metrics were Adjusted EBITDA, Adjusted Free Cash Flow and Adjusted Return on Equity. Our performance over this three-year period resulted in a payout of approximately 41.67% of the target PSUs granted in Fiscal 2021 that vested in December 2023, as reflected in the following table.

Name	Actual 2021 LTIP PSUs Earned and Vested	2021 LTIP PSUs Forfeited (from Target Grant Level)
David M. Maura	24,195	33,869
Jeremy W. Smeltser	4,481	6,272
Ehsan Zargar	7,169	10,036

Deferral and Post-Termination Benefits

Retirement Benefits. Our Company maintains a 401(k) plan for our employees, including our NEOs.

Supplemental Executive Life Insurance Program. During Fiscal 2023, each of Messrs. Maura, Smeltser, Zargar and Lewis participated in a program pursuant to which the Company, on behalf of each participant, made an annual contribution on October 1 equal to up to 15% of such participant’s base salary as of that date into a Company-owned executive life insurance policy for such participant. The investment options for each such policy are selected by the insurance provider.

Post-Termination Benefits. As described below, the Company has entered into agreements with our NEOs which govern, among other things, post-termination benefits payable to each such NEO should their employment with the Company terminate. In each case, the receipt of post-termination benefits is subject to the NEO’s execution of a waiver and release agreement in favor of the Company and continued compliance with post-employment restrictive covenants and other executive cooperation.

Perquisites and Benefits

The Company provides certain limited perquisites and other benefits to certain executives, including our NEOs. Among these benefits are financial and tax planning services, car allowances or leased car programs, executive medical exams and executive life and disability insurance. Mr. Maura has voluntarily agreed to cease receiving any benefits for financial or tax planning services and his automobile allowance. We did not provide tax gross-ups for our NEOs.

Important Compensation Policies and Guidelines

Timing of Stock-Based Grants

The Company did not grant stock options to its employees during Fiscal 2023 and does not anticipate that it will use options as part of its compensation program going forward. The Company generally provides stock, restricted stock, RSUs and PSUs as part of the compensation program made available to directors, NEOs and other employees. With respect to annual stock awards granted in Fiscal 2023 to directors and NEOs, these were made (and the number of shares determined) on the second business day following the filing and public dissemination of the Company’s 10-K and audited financial statements.

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

Executive Compensation Tables

The following tables and footnotes show the compensation earned for service in all capacities during Fiscal 2023, Fiscal 2022 and Fiscal 2021 by our NEOs. We refer you to the “Compensation Discussion and Analysis” and the “Termination and Change in Control Provisions” sections of this report as well as the corresponding footnotes to the tables for material factors necessary for an understanding of the compensation detailed in the tables entitled “Summary Compensation Table,” “All Other Compensation Table for Fiscal 2023” and “Grants of Plan-Based Awards Table for Fiscal 2023.”

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
David M. Maura	2023	$900,000	$—	$5,400,013	$637,313	$481,460	$7,418,786
Executive Chairman and Chief Executive Officer	2022	$900,000	$—	$5,114,755	$—	$800,927	$6,815,682
	2021	$900,000	$—	$5,399,980	$1,941,300	$365,045	$8,606,325
Jeremy Smeltser	2023	$550,000	$—	$1,179,961	$249,260	$204,618	$2,183,839
Executive Vice President and Chief Financial Officer	2022	$550,000	$—	$1,117,652	$—	$185,696	$1,853,348
	2021	$500,000	$—	$1,000,001	$640,000	$203,184	$2,343,185
Ehsan Zargar	2023	$400,000	$—	$1,600,024	$135,960	$234,059	$2,370,043
Executive Vice President, General Counsel and Corporate Secretary	2022	$400,000	$—	$1,515,490	$—	$332,008	$2,247,498
	2021	$400,000	$—	$1,600,028	$384,000	$229,191	$2,613,219
Randal D. Lewis (4)	2023	$158,654	$—	$—	$—	$968,525	$1,127,179
Former Executive Vice President and Chief Operating Officer	2022	$550,000	$—	$2,083,775	$—	$347,585	$2,981,360
	2021	$550,000	$—	$2,199,989	$792,000	$231,422	$3,773,411
Rebeckah Long (4)	2023	$103,846	$—	$—	$—	$285,258	$389,104
Former Senior Vice President and Chief Human Resources Officer	2022	$360,000	$—	$464,096	$—	$53,376	$877,472
	2021	$300,000	$—	$349,978	$458,000	$22,998	$1,130,976

(1)
This column reflects the aggregate grant date fair value of the awards computed in accordance with ASC Topic 718 (for a discussion of the relevant ASC 718 valuation assumptions, see Note 2, Significant Accounting Policies and Practices, of the Notes to Consolidated Financial Statements, included in our Annual Report on Form 10-K for Fiscal 2023). For Fiscal 2023, this column reflects grants under the LTIP, including the grant date fair value of PSUs assuming target performance. If the maximum possible performance under the LTIP was used to determine the grant date value of the PSU portion of the 2023 LTIP, the value reported in this column for 2023 would have been as follows: Mr. Maura ($6,345,018); Mr. Smeltser ($1,386,482); and Mr. Zargar ($1,880,050). At the lowest level of performance, the PSUs are forfeited. The amounts shown in this column do not reflect the actual payout. For further information regarding LTIP grants, see “Compensation Discussion and Analysis-Fiscal 2023 Compensation Component Pay-Outs-Long-Term Incentive Plan” and the table entitled “Grants of Plan-Based Awards Table for Fiscal 2023” and its accompanying footnotes.

(2)
For Fiscal 2023, this column represents cash amounts earned under the Company’s MIP program for performance during the applicable year. As presented in the table, there was only partial MIP payment for Fiscal 2023 because the required performance thresholds were not fully achieved For additional detail on the 2023 MIP and the determination of the awards thereunder, please refer to the discussion under the heading “Compensation Discussion and Analysis-Fiscal 2023 Compensation Component Pay-Outs-Management Incentive Plan” and the table entitled “Grants of Plan-Based Awards Table for Fiscal 2023” and its accompanying footnotes.

(3)	Please see the following table for the details of the amounts that comprise the All Other Compensation column.
(4)
Pursuant to the Lewis Separation Agreement and the Long Separation Agreement (each as defined and described below). On August 30, 2022, each of Mr. Lewis and Ms. Long was terminated without "Cause" as our Executive Vice President and Chief Operating Officer and our Senior Vice President and Chief Human Resources Officer, respectively, and ceased to be an employee on December 31, 2022. As further described under “Executive Compensation Tables-Termination and Change in Control Provisions” below, following their departure (and subject to compliance with covenants), they became eligible to receive the separation benefits to which they were entitled under their pre-existing agreements (other than certain awards forfeited by Mr. Lewis). These separation benefits paid in Fiscal 2023 are set forth in the All Other Compensation column.

All Other Compensation Table for Fiscal 2023

Name	Financial Planning Services Provided to Executive (2)	Life Insurance Premiums Paid on Executives Behalf (3)	Car Allowance/Personal Use of Company Car (4)	Company Contributions to Executive's Qualified Retirement Plan (5)	Company Contributions to Executive's Supplemental Life Insurance Policy (6)	Dividends (7)	Other (8)	Total
David M. Maura (1)	$—	$6,656	$—	$13,200	$75,606	$385,998	$—	$481,460
Jeremy W. Smeltser	$20,000	$3,378	$21,047	$6,211	$82,500	$71,482	$—	$204,618
Ehsan Zargar	$20,000	$2,148	$25,812	$11,731	$60,000	$114,368	$—	$234,059
Randal D. Lewis	$—	$1,931	$8,677	$1,508	$82,500	$180,630	$693,279	$968,525
Rebeckah Long	$—	$297	$3,462	$288	$—	$25,019	$256,192	$285,258

(1)	Mr. Maura voluntarily eliminated his financial planning and car allowance payments beginning in Fiscal 2020.
(2)	For Fiscal 2023, the Company provided an allowance for expenses related to financial planning and tax preparation services in an amount of $20,000 (paid in March 2023) to Messrs. Smeltser and Zargar.
(3)
The amount represents the life insurance premium paid for Fiscal 2023. The Company provides life insurance coverage equal to three times (two times, for Ms. Long) base salary for each executive officer.

(4)	The Company sponsors a leased car or car allowance program. Under the leased car program, costs associated with using a vehicle are provided, which also include maintenance, insurance and license and registration. Under the car allowance program, the executive receives a fixed monthly allowance. As noted above, beginning with Fiscal 2020, Mr. Maura has given up his car allowance.
(5)	Represents amounts contributed under the Company-sponsored 401(k) retirement plan.
(6)	This amount reflects the premium paid by the Company equal to up to 15% of base salary toward individual supplemental life insurance policies.
(7)	This amount reflects dividend equivalents paid in respect of RSUs held by NEOs which vested during Fiscal 2023 and were not factored into the grant date fair value of the RSUs.
(8)	For Mr. Lewis, the amount reflects $626,154 severance pay, $20,000 lump sum car stipend, $20,000 lump sum financial planning assistance, and $27,125 for unused vacation time. For Ms. Long, the amount reflects $256,154 severance pay and $38 for unused vacation time.
Grants of Plan-Based Awards Table for Fiscal 2023

The following table and footnotes provide information with respect to equity grants made to our NEOs during Fiscal 2023 as well as the range of future payouts under non-equity incentive plans for our NEOs indicated.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold $	Target $	Maximum $	Target #	Maximum #	All Other Stock Awards: Number of Shares of Stock or Units #	Grant Date Fair Value of Stock Awards $
David M. Maura	11/11/2022 (1)	$—	$1,125,000	$2,812,500
	11/25/2022 (2)	$—	$—	$—	75,904	94,880	32,530	$5,400,013
Jeremy Smeltser	11/11/2022 (1)	$—	$440,000	$880,000
	11/25/2022 (2)	$—	$—	$—	16,586	20,733	7,108	$1,179,961
Ehsan Zargar	11/11/2022 (1)	$—	$240,000	$480,000
	11/25/2022 (2)	$—	$—	$—	22,490	28,113	9,639	$1,600,024

(1)
Represents the threshold, target and maximum payouts under the Fiscal 2023 MIP. The actual amounts earned under the plan for Fiscal 2023 are disclosed in the Summary Compensation Table above as part of the column entitled “Non-Equity Incentive Plan Awards.” For Mr. Maura, the maximum payout for the disclosed awards is equal to 250% of target. For our other participating NEOs, the maximum payouts for the disclosed awards are equal to 200% of target. See “Compensation Discussion and Analysis-Fiscal 2023 Compensation Component Pay-Outs-Management Incentive Plan” for a discussion of the terms of the Fiscal 2023 MIP.

(2)
Represents the number of RSUs and PSUs awarded under the Fiscal 2023 LTIP grants and shows (a) the target and maximum payouts, denominated in the number of shares of stock, in respect of PSUs and (b) the number of shares of stock underlying the RSUs. See “Compensation Discussion and Analysis-Fiscal 2023 Compensation Components Pay-Outs-LTIP” for a discussion of the terms of these awards.

Outstanding Equity Awards at the End of Fiscal 2023

The following table and footnotes set forth information regarding outstanding options and restricted stock unit awards as of September 30, 2023 for our NEOs. The market value of shares that have not vested was determined by multiplying $78.35, the closing market price of the Company’s stock on September 30, 2023, the last trading day of Fiscal 2023, by the number of shares.

Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (1)		Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (2)
David M. Maura	64,142	$72.92	11/29/2023	—		$—	$—		$—
	26,743	$82.85	11/25/2024	—		$—	$—		$—
	1,164	$86.38	11/24/2025	—		$—	$—		$—
	51,309	$95.43	11/28/2026	—		$—	$—		$—
				24,885	(4)	$1,949,740	$24,195	(5)	$1,895,678
				15,817	(6)	$1,239,262	$36,907	(7)	$2,891,663
				32,530	(8)	$2,548,726	$75,904	(9)	$5,947,078
Jeremy Smeltser				4,608	(4)	$361,037	$4,481	(5)	$351,086
				3,456	(6)	$270,778	$8,065	(7)	$631,893
				7,108	(8)	$556,912	$16,586	(9)	$1,299,513
Ehsan Zargar	3,958	$72.92	11/29/2023	—		$—	$—		$—
	5,009	$82.86	11/25/2024	—		$—	$—		$—
				7,373	(4)	$577,675	$7,169	(5)	$561,691
				4,687	(6)	$367,226	$10,935	(7)	$856,757
				9,639	(8)	$755,216	$22,490	(9)	$1,762,092

(1)	This column shows the number of outstanding RSUs subject to time-based vesting.
(2)	The market value is based on the per share closing price of our common stock on September 30, 2023 ($78.35).
(3)	This column shows the number of Fiscal 2021, 2022 and 2023 LTIP PSUs subject to performance-based vesting. For the Fiscal 2021 PSU grants, we have shown the actual shares that became vested in December 2023 based on performance through Fiscal 2023 year-end. For the Fiscal 2022 and Fiscal2023 PSU grants, because the performance periods have not ended, we have shown the number of PSUs that would be payable upon the target level of performance
(4)	These Fiscal 2021 LTIP RSUs vested on December 4, 2023.
(5)	These Fiscal 2021 LTIP PSUs vested on December 4, 2023.
(6)	These Fiscal 2022 LTIP RSUs vest on December 6, 2024, subject to continued employment.
(7)	These Fiscal 2022 LTIP PSUs vest on December 6, 2024, subject to continued employment and achievement of the applicable performance metrics.
(8)	These Fiscal 2023 LTIP RSUs vest on December 5, 2025, subject to continued employment.
(9)	These Fiscal 2023 LTIP PSUs vest on December 5, 2025, subject to continued employment and achievement of the applicable performance metrics.

Option Exercises and Stock Vested During Fiscal 2023

The following table and footnotes provide information regarding option exercises and stock awards vesting during Fiscal 2023 for our NEOs.

	Stock Awards		Option Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting	Number of Shares Acquired on Exercise	Value Realized on Exercise
David M. Maura (1)	76,587	$5,106,821	—	—
Jeremy Smeltser (2)	14,183	$945,722	—	—
Ehsan Zargar (3)	22,692	$1,513,103	—	—
Randal D. Lewis (4)	38,158	$2,504,309	—	—
Rebeckah Long (5)	4,964	$331,000	—	—

(1)	The amount for Mr. Maura in this column represents the value realized upon the vesting of 76,587 RSUs and PSUs on December 2, 2022. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on such vesting date, which was $66.68 on December 2, 2022.
(2)	The amount for Mr. Smeltser in this column represents the value realized upon the vesting of 14,183 RSUs and PSUs on December 2, 2022. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on such vesting date, which was $66.68 on December 2, 2022.
(3)	The amount for Mr. Zargar in this column represents the value realized upon the vesting of 22,692 RSUs and PSUs on December 2, 2022. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on such vesting date, which was $66.68 on December 2, 2022.
(4)	The amount for Mr. Lewis in this column represents the value realized upon the vesting of 31,202 RSUs and PSUs on December 2, 2022 and 6,956 RSUs on December 31, 2022 (as required by the Lewis Employment Agreement described below).The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on such vesting date, which was $66.68 on December 2, 2022 and $60.92 on December 31, 2022.
(5)	The amount for Ms. Long in this column represents the value realized upon the vesting of 4,964 RSUs and PSUs on December 2, 2022. The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on such vesting date, which was $66.68 on December 2, 2022.
The amounts set forth in the table above under the "Value Realized on Vesting" column reflect the value of shares on the vesting date. It is important to consider the following factors when reading this table:

•
All of Mr. Maura’s equity awards reflected in this table were granted at the beginning of Fiscal 2020 and required three years of service, plus performance achievement for the PSUs, in order for the executive to receive any potential value for these awards;

•
For Mr.Maura's awards granted in Fiscal 2020, approximately 65% of the amounts reflect the vesting of PSUs that were eligible for vesting only if we met preset performance criteria based on financial metrics over a three-year period from Fiscal 2020-2022, based strictly on the metrics disclosed in the proxy for the year granted without any adjustments;

•	These PSUs were earned at below target performance level based on our achievement of these preset performance criteria; and
•	Although the column in the table is required to state that it is the “value realized”, as of the date of this filing, Mr. Maura has not sold any of the shares that vested on December 2, 2022, other than the required withholding of shares by the Company to satisfy its tax withholding obligations.

Pension Benefits

None of our NEOs participated in any pension plans during, or as of the end of, Fiscal 2023.

Non-Qualified Deferred Compensation

None of our NEOs participated in any Company non-qualified deferred compensation programs during, or as of the end of, Fiscal 2023.

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

Executive-Specific Provisions Regarding Employment, Termination and Change in Control

Agreements with NEOs

Our Compensation Committee periodically evaluates the appropriateness of entering into employment agreements, severance agreements or other written agreements with the Company’s NEOs to govern compensation and other aspects of the employment relationship. During Fiscal 2023, the Company and/or its wholly owned subsidiary, SBI, had written employment agreements with its NEOs as follows: (i) an Employment Agreement, dated January 20, 2016, as amended and restated on dated April 25, 2018, with Mr. Maura (the “Maura Employment Agreement”); (ii) an employment agreement, dated September 9, 2019, with Mr. Smeltser (the “Smeltser Employment Agreement”); and (iii) an employment Agreement, dated October 1, 2018, with Mr. Zargar (the “Zargar Employment Agreement”). The Company also had (x) a separation agreement with Mr. Lewis dated as of August 29, 2022 (the “Lewis Separation Agreement”), which provided for his termination without "Cause" and the resulting payment of the separation benefits required under his employment agreement dated September 9, 2019 (the “Lewis Employment Agreement”); and (y) a separation agreement with Ms. Long dated as of August 29, 2022 (the “Long Separation Agreement”), which provided for her termination without "Cause" and the resulting payment of the separation benefits required under the letter agreement, dated September 9, 2019, with Ms. Long (the “Long Letter Agreement”), and the severance agreement with Ms. Long dated September 9, 2019 (the “Long Severance Agreement”).

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

Under the terms of the Maura Employment Agreement, Mr. Maura was entitled to receive a performance-based EIP grant with a target value of $3.2 million for his service as Executive Chairman and CEO and a performance-based S3B grant with a target value of $3 million, each in accordance with those programs’ grant cycles. In Fiscal 2019, our Compensation Committee eliminated the EIP and S3B bonus programs and replaced them with our performance based LTIP program. Based on the review of peer groups, Mr. Maura received an LTIP grant with target value of $5.4 million for Fiscal 2023. In addition, at the discretion of the Compensation Committee and/or the Board, Mr. Maura is also eligible to receive future grants and/or participate in future multi-year incentive programs.

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
The payment of the severance payments and vesting of equity awards described above with respect to a termination of Mr. Maura’s employment are conditioned upon Mr. Maura’s execution of a release of claims in favor of the Company and its controlled affiliates and Mr. Maura’s compliance with the non-competition, non-solicitation, non-disparagement and confidentiality restrictions set forth in his employment agreement. The non-competition and non-solicitation provisions extend for 18 months following Mr. Maura’s termination, and the confidentiality provisions extend for seven years following Mr. Maura’s termination.

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

Agreement with Mr. Smeltser
On September 9, 2019, the Company entered into an employment agreement with Jeremy W. Smeltser. Pursuant to the Smeltser Employment Agreement, the initial term was until September 30, 2020 and thereafter is subject to automatic one-year renewals, subject to earlier termination. The Smeltser Employment Agreement provided for an initial annual base salary of $500,000, subject to periodic review and increase by the Compensation Committee, in its discretion. As of Fiscal 2023, Mr. Smeltser’s annual base salary has been increased to $550,000. In addition, Mr. Smeltser will receive a performance-based cash bonus under the MIP for each fiscal year (commencing with Fiscal 2020) during the term of the agreement. The MIP bonus will be based on a target of at least 80% (and a maximum of 160%) of Mr. Smeltser’s base salary paid during the applicable fiscal year, provided that the Company achieves certain annual performance goals as established by the Board and/or Compensation Committee. If such performance goals are met, the MIP bonus will be payable in cash, provided that Mr. Smeltser remains employed with the corporation on the date the bonus is paid.

The Smeltser Employment Agreement provides that on or prior to December 31, 2019, Mr. Smeltser was to receive an equity or equity based award with a grant date value of $1,000,000 and that for each subsequent fiscal year ending during the term (commencing with Fiscal 2021), he shall be eligible to receive an equity or equity based award with a target value of at least 200% of his base salary. As of Fiscal 2023, Mr. Smeltser’s annual equity award grant date target value has been increased to approximately $1,180,000.

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

The non-competition and non-solicitation provisions extend for 18 months following Mr. Smeltser’s termination, and the confidentiality provisions extend for up to seven years following Mr. Smeltser’s termination. Mr. Smeltser is also subject to a cooperation provision that extends for six years following Mr. Smeltser’s termination.

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

The Lewis Employment Agreement provided that on or prior to December 31, 2019, Mr. Lewis received an equity or equity based award with a grant date value of $2,200,000 and that for each subsequent fiscal year ending during the term (commencing with Fiscal 2023), he was eligible to receive an equity or equity based award with a target value of 400% of his base salary.

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

The Lewis Employment Agreement provided that if the employment of Mr. Lewis with the Company was terminated by the Company without “cause,” by Mr. Lewis for “good reason,” or was terminated due to Mr. Lewis’s death or disability, Mr. Lewis was entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company and Mr. Lewis’s compliance with the non-competition, non-solicitation, non-disparagement and confidentiality restrictions set forth in his employment agreement. In such event the Company would: (i) pay Mr. Lewis (a) 1.5 times his base salary in effect immediately prior to his termination, plus (b) 1.0 times his target annual bonus award for the fiscal year in which such termination occurred, ratably over the 18-month period immediately following his termination; (ii) pay Mr. Lewis the pro rata portion of the annual bonus (if any) he would have earned pursuant to any annual bonus or incentive plan maintained by the Company with respect to the fiscal year in which such termination occurred if his employment had not ceased, to be paid at the same time such bonus would have been paid to Mr. Lewis for such fiscal year if his employment had not terminated; (iii) for the 18-month period immediately following such termination, arrange to provide Mr. Lewis and his dependents with medical and dental benefits on a basis substantially similar to those provided to Mr. Lewis and his dependents by the Company immediately prior to the date of termination, subject to his electing COBRA coverage; and (iv) pay Mr. Lewis his accrued vacation time pursuant to Company policy. In addition, all unvested outstanding time-based equity awards would vest on a pro rata basis and all performance-based awards would be forfeited.

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

Pursuant to the Lewis Separation Agreement, Mr. Lewis’ employment was terminated without cause under the Lewis Employment Agreement. Mr. Lewis continued as a full-time employee of the Company until December 31, 2022, during which time he generally continued to receive his regular executive compensation and benefits, except that he did not participate in the Company’s Fiscal 2023 cash or equity incentive programs. His duties during this period included assisting the CEO or his designees with: (i) setting and executing the strategy of operation of the Company’s business units including pricing strategies, inventory management, supply chain management and tariff mitigation; (ii) strategic projects and initiatives as identified by the CEO; (iii) setting the fiscal 2023 annual operating budget; and (iv) ensuring timely transition of his duties. Following his separation, subject to continued compliance with his post-employment restrictive covenants, Mr. Lewis became eligible to receive the severance benefits he was contractually entitled to receive under the Lewis Employment Agreement described above, that is, (i) payments of 1.5 times his base salary (totaling $825,00) plus 1.0 times the Fiscal 2022 target bonus ($495,000), payable over 18 months, (ii) health insurance benefits for 18 months (with a value of approximately $7,439) and (iii) vesting with respect to a pro rata portion of his time-based Fiscal 2021 RSUs based on days employed during the vesting period (representing 6,956 RSUs with a value of approximately $423,760 on his departure date).

Other than as set forth above, Mr. Lewis is not entitled to any other compensation or benefits following his separation and forfeited all other unvested equity awards outstanding on his departure date (which consisted of 38,692 unvested PSUs and 9,626 unvested RSUs). Although under the Lewis Employment Agreement, Mr. Lewis was contractually entitled to receive pro rata vesting of his Fiscal 2022 RSUs (representing approximately 2,293 RSUs), he voluntarily forfeited these RSUs.

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

Pursuant to the Long Severance Agreement, effective as of September 9, 2019, if Ms. Long’s employment was terminated by the Company without cause, she would receive as severance 52 weeks of base pay and (subject to her timely election of COBRA) 52 weeks of continued medical coverage. The receipt of severance benefits was conditioned upon her execution of an effective and irrevocable release of claims as well as continued compliance with her post employment restrictive covenants, including 12-month non-compete and non-solicit, a 5-year confidentiality provision, a 6-year cooperation provision and perpetual non-disparagement provisions. “Cause” for purposes of the Long Severance Agreement generally meant: (i) the commission by Ms. Long of any theft, fraud, embezzlement or other material act of disloyalty or dishonesty with respect to the Company (including the unauthorized disclosure of confidential or proprietary information of the Company); (ii) Ms. Long’s conviction of or plea of guilty or nolo contendere to, a felony or other crime of moral turpitude, disloyalty or dishonesty; (iii) Ms. Long’s willful misconduct or gross neglect in the performance of Ms. Long’s job duties and responsibilities to the Company; (iv) the willful or intentional failure or refusal by Ms. Long to follow the written and specific, reasonable and lawful directives of Ms. Long’s supervisor or the Company’s senior management team, which failure or refusal to perform (to the extent curable) was not completely cured to the Company’s reasonable satisfaction within 15 days after receipt of a written notice from the Company detailing such failure or refusal to perform, provided that in no event would the Company be required to provide more than one such notice or cure period (to the extent a cure period is applicable) within any 12-month period; (v) the failure or refusal by Ms. Long to perform her duties and responsibilities to the Company or any of its affiliates, which failure or refusal to perform (to the extent curable) was not completely cured to the Company’s reasonable satisfaction within 15 days after receipt of a written notice from the Company detailing such failure or refusal to perform, provided that in no event would the Company be required to provide more than one such notice or cure period (to the extent a cure period is applicable) within any 12-month period; (vi) Ms. Long’s breach of any of the terms of the Long Severance Agreement, any other agreement between Ms. Long and the Company or any Company policy, which breach (to the extent curable) was not cured to the Company’s reasonable satisfaction within 15 days after receipt of a written notice from the Company to Ms. Long of such breach, provided that in no event would the Company be required to provide more than one such notice or cure period (to the extent a cure period is applicable) within any 12-month period; (vii) Ms. Long engaged in conduct that discriminates against or harasses any employee or other person providing services to the Company on the basis of any protected class such that it would harm the reputation of the Company or its affiliates if Ms. Long was retained as an employee, as determined by the Company in good faith after a reasonable inquiry; or (viii) Ms. Long engaged in intentional, reckless or negligent conduct that had or was reasonably likely to have an adverse effect on the Company’s business or reputation, as determined by the Company in good faith.

Pursuant to the Long Separation Agreement, Ms. Long’s employment was terminated without cause under the Long Severance Agreement. Ms. Long continued as a full-time employee of the Company until December 31, 2022, during which time she generally continued to receive her regular executive compensation and benefits, except that she did not participate in the Company’s Fiscal 2023 cash or equity incentive programs. Her duties during this period included (i) setting and executing the strategy of operation of the Company’s Human Resources function, (ii) strategic projects and initiatives as identified by the Company, (iii) setting the Fiscal 2023 annual Human Resources operating budget and (iv) ensuring timely transition of her duties. Following her separation, subject to continued compliance with her post-employment restrictive covenants, Ms. Long became eligible to receive the severance benefits she was contractually entitled to receive under the Long Severance Agreement described above, that is: (i) 52 weeks of base pay (totaling $360,000)and (ii) health insurance benefits for 12 months(with a value of approximately $4,959.

Other than as set forth above, Ms. Long is not entitled to any other compensation or benefits following her separation and forfeited all unvested equity awards outstanding on her departure date (which consisted of 7,112 unvested PSU and 3,048 unvested RSUs).

Amounts Payable upon Termination or Change in Control

The following tables set forth the amounts that would have been payable September 30, 2023 to each of our NEOs who were employed by the Company as NEOs on the last day of Fiscal 2023 under the various scenarios for termination of employment or a change in control of the Company had such scenarios occurred on September 30, 2023. Mr. Lewis and Ms. Long are not included below because their employment ended December 31, 2022, and they received the separation benefits required under their pre-existing agreements, as quantified above.

David Maura	Termination Scenarios (Assumes Termination on 9/30/2023)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause	Upon Death or Disability	Change in Control & Termination
Cash Severance (1)	$—	$2,425,000	$2,425,000	$2,425,000
Annual Bonus (2)	$—	$637,313	$637,313	$637,313
Equity Awards (Intrinsic Value) (3)
Unvested Restricted Stock (4) (5)	$—	$5,737,727	$5,737,727	$19,125,783
Other Benefits
Health and Welfare (6)	$—	$10,690	$10,690	$10,690
Car Allowance (7)	$—	$24,000	$24,000	$24,000
Accrued, Unused Vacation (8)	$—	$—	$—	$—
Total	$—	$8,834,730	$8,834,730	$22,222,786

(1)
Reflects cash severance payment, under the applicable termination scenarios, of $500,000 for termination of the role of CEO, plus 1.5x Executive Chairman base salary and 1.0x the Fiscal 2023 Executive Chairman target bonus. Payments are to be made in monthly installments over 12 or 18 months (for the CEO and Executive Chairman payments, respectively) subject to the requirements of Section 409A of the Internal Revenue Code.

(2)	Reflects annual MIP bonus for Fiscal 2023 payable at 56.65% of target. Payment is subject to Section 409A of the Internal Revenue Code.
(3)	Reflects value of accelerated vesting of equity awards, if any, using a stock price of $78.35 which was the Company’s closing price on September 30, 2023.
(4)	Upon a termination without cause or due to death or disability or for resignation with good reason, all time-based RSUs would be payable.
(5)	Upon a termination in connection with a change in control that occurs between 60 days prior to the change in control and the one-year anniversary of the change in control, all RSUs and PSUs would be subject to accelerated vesting at target
(6)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
(7)	Reflects 12 months of car allowance continuation, which Mr. Maura is currently electing not to receive.
(8)	Represents compensation for 0 hours of unused vacation time in Fiscal 2023.

Jeremy W. Smeltser	Termination Scenarios (Assumes Termination on 9/30/2023)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause	Upon Death or Disability	Change in Control & Termination
Cash Severance (1)	$—	$1,265,000	$1,265,000	$1,265,000
Annual Bonus (2)	$—	$249,260	$249,260	$249,260
Equity Awards (Intrinsic Value) (3)
Unvested Restricted Stock (4)	$—	$655,398	$655,398	$655,398
Other Benefits
Health and Welfare (5)	$—	$10,690	$10,690	$10,690
Car Allowance (6)	$—	$21,574	$21,574	$21,574
Accrued, Unused Vacation (7)	$—	$7,160	$7,160	$7,160
Total	$—	$2,209,082	$2,209,082	$2,209,082

(1)
Reflects cash severance payment, under the applicable termination scenarios, of 1.5x base salary and 1.0x the Fiscal 2023 target bonus. Payments are to be made in monthly installments over 18 months subject to the requirements of Section 409A of the Internal Revenue Code.

(2)	Reflects annual MIP bonus for Fiscal 2023 payable at 56.65% of target. Payment is subject to Section 409A of the Internal Revenue Code.
(3)	Reflects value of accelerated vesting of equity awards, if any, using a stock price of $78.35 which was the Company’s closing price on September 30, 2023.
(4)	Upon a termination without cause or due to death or disability, for resignation with good reason or termination in connection with a change in control, all PSUs will be forfeited. In addition, RSUs will vest pro rata based on days worked during the vesting period December 4, 2020 through December 4, 2023 for the 2021 LTIP RSUs, December 6, 2021 through December 6, 2024 for the 2022 LTIP RSUs and December 5, 2022 through December 5, 2025 for the 2023 LTIP RSUs.
(5)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
(6)	Reflects 12 months of car allowance continuation.
(7)	Represents compensation for 27.08 hours of unused vacation time in Fiscal 2023.

Ehsan Zargar	Termination Scenarios (Assumes Termination on 9/30/2023)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause	Upon Death or Disability	Change in Control & Termination
Cash Severance (1)	$—	$1,556,000	$1,556,000	$1,556,000
Annual Bonus (2)	$—	$135,960	$135,960	$135,960
Equity Awards (Intrinsic Value) (3)
Unvested Restricted Stock (4)	$—	$5,666,977	$5,666,977	$5,666,977
Other Benefits
Health and Welfare (5)	$—	$3,573	$3,573	$3,573
Car Allowance (6)	$—	$25,870	$25,870	$25,870
Accrued, Unused Vacation (7)	$—	$22,135	$22,135	$22,135
Total	$—	$7,410,515	$7,410,515	$7,410,515

(1)	Reflects cash severance payment, under the applicable termination scenarios, of 2.99x base salary and 1.5x the Fiscal 2023 target bonus. Payments are to be made in monthly installments over 18 months subject to the requirements of Section 409A of the Internal Revenue Code.
(2)	Reflects annual MIP bonus for Fiscal 2023 payable at 56.65% of target. Payment is subject to Section 409A of the Internal Revenue Code.
(3)	Reflects value of accelerated vesting of equity awards, if any, using a stock price of $78.35 which was the Company’s closing price on September 30, 2023.
(4)	Upon a termination without cause or in connection with a change in control or for resignation with good reason or for death or disability, all RSUs and PSUs would be subject to accelerated vesting at target.
(5)	Reflects 18 months of insurance and other benefits continuation for the Executive and any dependents.
(6)	Reflects 12 months of car allowance continuation.
(7)	Represents compensation for 115.1 hours of unused vacation time in Fiscal 2023.

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

Fiscal 2023 CEO Pay Ratio

Under rules adopted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we are required to determine and disclose the ratio of the annual total compensation of our CEO to that of our global median employee.

To determine the median employee, we made a determination from our global employee population. We established a consistently applied compensation measure of annualized base pay, converted to U.S. dollars based on applicable exchange rates as of September 30, 2023. Our population was evaluated as of September 30, 2023 and reflects paid compensation for the entire fiscal year. Where allowed under the rule, we have annualized compensation for employees newly hired during Fiscal 2023.

Based on the above determination, the total compensation (using the same methodology as we use for our NEOs as set forth in the Summary Compensation Table in this report) for the median employee is $55,946. Using the CEO’s total compensation of $7,418,786 under the same methodology, the resulting ratio is 133:1. The pay ratio reported here is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership Table

The following table sets forth information regarding beneficial ownership of our common stock as of January 1, 2024, by:

•	Each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock (each, a “5% Stockholder”);
•	Our NEOs for Fiscal 2023;
•	Each of our directors; and
•	All directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% Stockholders is based upon filings with the SEC and other publicly available information. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of beneficial ownership set forth below is based upon 30,840,406 shares of common stock issued and outstanding as of the close of business on January 1, 2024. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to vested options, as well as options and RSUs held by that person that are currently expected to vest within 60 days of January 1, 2024, are all deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Spectrum Brands Holdings, Inc., 3001 Deming Way, Middleton, WI 53562.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares
5% Stockholders
FMR LLC (1)	2,162,584	7.0%
Vanguard Group Inc. (2)	4,293,602	13.9%
American Century Investment Management, Inc. (3)	2,714,599	8.8%
Allspring Global Investment Holdings, LLC (4)	2,034,730	6.6%
Our Directors and Named Executive Officers
Leslie L. Campbell	6,913	*
Joan Chow	6,472	*
Sherianne James	14,916	*
Randal D. Lewis	21,120	*
Rebeckah Long	—	*
David M. Maura (5)	769,976	2.5%
Gautam Patel	10,994	*
Terry L. Polistina	42,756	*
Hugh R. Rovit	42,311	*
Jeremy W. Smeltser	21,216	*
Ehsan Zargar (6)	110,522	*
All Directors and Executive Officers as a Group (9)	1,026,076	3.3%

(1)	Based solely on a Schedule 13G/A, filed with the SEC on April 10, 2023. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.
(2)	Based solely on a Schedule 13G/A, filed with the SEC on February 9, 2023. The address of Vanguard Group Inc. is 100 Vanguard Blvd, Malvern, Pennsylvania 19355.
(3)	Based solely on a Schedule 13G/A, filed with the SEC on February 8, 2023. The address of American Century Investment Management, Inc. is 4500 Main Street, 9th Floor, Kansas City, Missouri 64111.
(4)	Based solely on a Schedule 13G/A, filed with the SEC on January 11, 2023. The address of Allspring Global Investments Holdings, LLC is 525 Market Street, 10th Floor, San Francisco, California 94105.
(5)	Includes shares of common stock underlying options that have vested for Mr. Maura totaling 79,216.
(6)	Includes shares of common stock underlying options that have vested for Mr. Zargar totaling 5,009.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of Fiscal 2023 and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were satisfied in a timely manner during Fiscal 2023 with respect to the Company.

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

In addition, under our Corporate Governance Guidelines, our directors are prohibited from taking for themselves opportunities related to the Company’s business that are presented to them in their capacity as a director for the Company’s benefit, from using our property, information or position for personal gain or from competing with the Company for business opportunities if such opportunities were presented to them in their capacity as a director for the Company’s benefit. If the Company’s disinterested Board members determine that the Company will not pursue an opportunity that relates to our business and consent to a director then personally pursuing the opportunity, then the director may do so. The Company has declined, and in the future, may decline, such opportunities and our directors may pursue such opportunities.

For more information on the Company’s policies and procedures for review and approval of related-person transactions, please see the Company’s Code of Ethics for the Principal Executive Officer and Senior Financial Officers and the Spectrum Brands Code of Business Conduct and Ethics, each of which is posted on the Company’s website at www.spectrumbrands.com under “Investor Relations-Corporate Governance Documents.”

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

Exhibit 10.23+@
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

Exhibit 31.3*
Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC

Exhibit 31.4*
Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC

Exhibit 32.1@
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc. (incorporated herein by reference to Exhibit 32.1 to the Annual Report on Form 10-K with the SEC by Spectrum Brands Holdings, Inc. (f.k.a HRG Group, Inc.) on November 21, 2023 (File No. 001-4219)).

Exhibit 32.2@
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc. (incorporated herein by reference to Exhibit 32.2 to the Annual Report on Form 10-K with the SEC by Spectrum Brands Holdings, Inc. (f.k.a HRG Group, Inc.) on November 21, 2023 (File No. 001-4219)).

Exhibit 32.3@
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC (incorporated herein by reference to Exhibit 32.3 to the Annual Report on Form 10-K with the SEC by SB/RH Holdings, LLC (f.k.a HRG Group, Inc.) on November 21, 2023 (File No. 001-4219)).

Exhibit 32.4@
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC (incorporated herein by reference to Exhibit 32.4 to the Annual Report on Form 10-K with the SEC by SB/RH Holdings, LLC (f.k.a HRG Group, Inc.) on November 21, 2023 (File No. 001-4219)).

*	Filed herewith

@	Included as an exhibit to the Original Form 10-K

+	Denotes a management contract or compensatory plan or arrangement

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 25, 2024

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