Form 10-Q
period 2023-12-31
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2024-02-08
CIK 109177, 1592706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
As of February 5, 2024, there were 30,271,605 shares outstanding of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.
SB/RH Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with a reduced disclosure format as permitted by general instruction H(2).

Forward-Looking Statements
We have made or implied certain forward-looking statements in this document and may make additional oral forward-looking statements from time to time. All statements, other than statements of historical facts included or incorporated by reference in this document, including the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations, without limitation, statements or expectations regarding our business strategy, future operations, financial condition, estimated revenues, projected costs, inventory management, earnings power, projected synergies, prospects, plans and objectives of management, outcome of any litigation and information concerning expected actions of third parties are forward-looking statements. When used in this report, the words future, anticipate, pro forma, seek, intend, plan, envision, estimate, believe, belief, expect, project, forecast, outlook, earnings framework, goal, target, could, would, will, can, should, may and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
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
•the negative effect of the Russia-Ukraine war and the Israel-Hamas war and their impact on those regions and surrounding regions, including the Middle East, and on our operations and those operations of our customers, suppliers and other stakeholders;
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
•our ability to separate the Company's Home and Personal Care ("HPC") business and create an independent Global Appliances business on expected terms, and within the anticipated time period, or at all, and to realize the potential benefits of such business;
•our ability to create a pure play consumer products company composed of our Global Pet Care ("GPC") and Home & Garden ("H&G") business and to realize the expected benefits of such creation, and within the anticipated time period, or at all;
•our ability to successfully implement, and realize the benefits of, acquisitions or dispositions and the impact of any such transactions on our financial performance;
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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
As of December 31, 2023 and September 30, 2023
(unaudited)

(in millions)	December 31, 2023	September 30, 2023
Assets
Cash and cash equivalents	$445.4	$753.9
Short term investments	950.0	1,103.3
Trade receivables, net	535.1	477.1
Other receivables	75.6	84.5
Inventories	457.0	462.8
Prepaid expenses and other current assets	52.6	44.3
Total current assets	2,515.7	2,925.9
Property, plant and equipment, net	271.2	275.1
Operating lease assets	104.9	110.8
Deferred charges and other	38.1	31.8
Goodwill	860.1	854.7
Intangible assets, net	1,056.3	1,060.1
Total assets	$4,846.3	$5,258.4
Liabilities and Shareholders' Equity
Current portion of long-term debt	$8.8	$8.6
Accounts payable	382.7	396.6
Accrued wages and salaries	33.4	46.1
Accrued interest	17.0	20.6
Income tax payable	125.1	114.5
Other current liabilities	182.3	178.4
Total current liabilities	749.3	764.8
Long-term debt, net of current portion	1,387.8	1,546.9
Long-term operating lease liabilities	90.9	95.6
Deferred income taxes	173.7	174.8
Other long-term liabilities	142.9	158.0
Total liabilities	2,544.6	2,740.1
Commitments and contingencies (Note 15)
Shareholders' equity
Common stock	0.5	0.5
Additional paid-in capital	1,993.6	1,920.8
Accumulated earnings	2,110.6	2,096.0
Accumulated other comprehensive loss, net of tax	(233.2)	(249.4)
Treasury stock	(1,570.7)	(1,250.3)
Total shareholders' equity	2,300.8	2,517.6
Non-controlling interest	0.9	0.7
Total equity	2,301.7	2,518.3
Total liabilities and equity	$4,846.3	$5,258.4
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Income
For the three month periods ended December 31, 2023 and January 1, 2023
(unaudited)

	Three Month Periods Ended
(in millions, except per share)	December 31, 2023	January 1, 2023
Net sales	$692.2	$713.3
Cost of goods sold	447.3	511.4
Gross profit	244.9	201.9
Selling, general & administrative	219.9	222.1
Operating income (loss)	25.0	(20.2)
Interest expense	19.2	33.4
Interest income	(23.4)	(0.1)
Gain from debt repurchase	(4.7)	—
Other non-operating expense (income), net	4.0	(1.4)
Income (loss) from continuing operations before income taxes	29.9	(52.1)
Income tax expense (benefit)	12.4	(12.1)
Net income (loss) from continuing operations	17.5	(40.0)
Income from discontinued operations, net of tax	11.7	19.5
Net income (loss)	29.2	(20.5)
Net income from continuing operations attributable to non-controlling interest	0.1	0.3
Income from discontinued operations attributable to non-controlling interest, net of tax	—	0.1
Net income (loss) attributable to controlling interest	$29.1	$(20.9)
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$17.4	$(40.3)
Income from discontinued operations attributable to controlling interest, net of tax	11.7	19.4
Net income (loss) attributable to controlling interest	$29.1	$(20.9)
Earnings Per Share
Basic earnings per share from continuing operations	$0.51	$(0.99)
Basic earnings per share from discontinued operations	0.34	0.48
Basic earnings per share	$0.85	$(0.51)
Diluted earnings per share from continuing operations	$0.51	$(0.99)
Diluted earnings per share from discontinued operations	0.34	0.48
Diluted earnings per share	$0.85	$(0.51)
Dividend per share	$0.42	$0.42
Weighted Average Shares Outstanding
Basic	34.0	40.9
Diluted	34.1	40.9
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Comprehensive Income
For the three month periods ended December 31, 2023 and January 1, 2023
(unaudited)

	Three Month Periods Ended
(in millions)	December 31, 2023	January 1, 2023
Net income (loss)	$29.2	$(20.5)
Other comprehensive income
Foreign currency translation adjustment
Foreign currency translation gain	36.7	60.5
Unrealized loss from net investment hedge	(21.3)	(33.9)
Foreign currency translation adjustment before tax	15.4	26.6
Deferred tax effect	5.6	8.8
Foreign currency translation adjustment, net	21.0	35.4
Unrealized loss on derivative instruments
Unrealized loss on hedging activity before reclassification	(10.6)	(25.4)
Net reclassification for loss (gain) to income from continuing operations	5.1	(2.5)
Unrealized loss on hedging instruments after reclassification	(5.5)	(27.9)
Deferred tax effect	1.5	7.2
Net unrealized loss on hedging derivative instruments	(4.0)	(20.7)
Defined benefit pension loss
Defined benefit pension loss before reclassification	(1.1)	(2.3)
Net reclassification for loss to income from continuing operations	0.2	0.9
Defined benefit pension loss after reclassification	(0.9)	(1.4)
Deferred tax effect	0.2	1.2
Net defined benefit pension loss	(0.7)	(0.2)
Net change to derive comprehensive income for the period	16.3	14.5
Comprehensive income (loss)	45.5	(6.0)
Comprehensive income from continuing operations attributable to non-controlling interest	0.1	0.2
Comprehensive income from discontinued operations attributable to non-controlling interest	—	0.1
Comprehensive income (loss) attributable to controlling interest	$45.4	$(6.3)
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the three month period ended December 31, 2023
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2023	35.3	$0.5	$1,920.8	$2,096.0	$(249.4)	$(1,250.3)	$2,517.6	$0.7	$2,518.3
Net income from continuing operations	—	—	—	17.4	—	—	17.4	0.1	17.5
Income from discontinued operations, net of tax	—	—	—	11.7	—	—	11.7	—	11.7
Other comprehensive income, net of tax	—	—	—	—	16.2	—	16.2	0.1	16.3
Accelerated share repurchase	(1.3)	—	83.2	—	—	(83.2)	—	—	—
Treasury stock repurchases	(3.3)	—	—	—	—	(243.0)	(243.0)	—	(243.0)
Excise tax on net share repurchases	—	—	—	—	—	(3.1)	(3.1)	—	(3.1)
Restricted stock issued and related tax withholdings	0.1	—	(14.3)	—	—	8.9	(5.4)	—	(5.4)
Share based compensation	—	—	3.9	—	—	—	3.9	—	3.9
Dividends declared	—	—	—	(14.5)	—	—	(14.5)	—	(14.5)
Balances as of December 31, 2023	30.8	$0.5	$1,993.6	$2,110.6	$(233.2)	$(1,570.7)	$2,300.8	$0.9	$2,301.7
See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC
Condensed Consolidated Statements of Shareholders' Equity
For the three month period ended January 1, 2023
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Non- controlling Interest	Total Equity
(in millions)	Shares	Amount
Balances at September 30, 2022	40.8	$0.5	$2,032.5	$362.1	$(303.1)	$(828.8)	$1,263.2	$5.9	$1,269.1
Net (loss) income from continuing operations	—	—	—	(40.3)	—	—	(40.3)	0.3	(40.0)
Income from discontinued operations, net of tax	—	—	—	19.4	—	—	19.4	0.1	19.5
Other comprehensive income, net of tax	—	—	—	—	14.2	—	14.2	0.3	14.5
Restricted stock issued and related tax withholdings	0.2	—	(25.1)	—	—	14.6	(10.5)	—	(10.5)
Share based compensation	—	—	4.1	—	—	—	4.1	—	4.1
Dividends declared	—	—	—	(17.3)	—	—	(17.3)	—	(17.3)
Balances as of January 1, 2023	41.0	$0.5	$2,011.5	$323.9	$(288.9)	$(814.2)	$1,232.8	$6.6	$1,239.4

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the three month periods ended December 31, 2023 and January 1, 2023
(unaudited)

	Three Month Periods Ended
(in millions)	December 31, 2023	January 1, 2023
Cash flows from operating activities
Net income (loss)	$29.2	$(20.5)
Income from discontinued operations, net of tax	11.7	19.5
Net income (loss) from continuing operations	17.5	(40.0)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	14.4	12.2
Amortization	11.1	10.4
Share based compensation	3.9	3.3
Impairment of intangible assets	4.0	—
Gain from debt repurchase	(4.7)	—
Non-cash purchase accounting adjustments	0.5	0.5
Amortization of debt issuance costs and debt discount	0.9	2.0
Write-off of unamortized discount and debt issuance costs	0.3	—
Gain from remeasurement of contingent consideration liability	—	(1.5)
Deferred tax benefit	(0.8)	(18.4)
Net changes in operating assets and liabilities	(29.0)	(25.5)
Net cash provided (used) by operating activities from continuing operations	18.1	(57.0)
Net cash used by operating activities from discontinued operations	(22.4)	(7.2)
Net cash used by operating activities	(4.3)	(64.2)
Cash flows from investing activities
Purchases of property, plant and equipment	(8.4)	(10.0)
Purchases of short term investments	(700.0)	—
Proceeds from sale of short term investments	842.0	—
Net cash provided (used) by investing activities from continuing operations	133.6	(10.0)
Net cash used by investing activities from discontinued operations	—	(3.6)
Net cash provided (used) by investing activities	133.6	(13.6)
Cash flows from financing activities
Payment of debt	(174.1)	(3.3)
Proceeds from issuance of debt	—	90.0
Payment of debt issuance costs	(3.2)	(2.3)
Treasury stock purchases	(243.0)	—
Dividends paid to shareholders	(14.1)	(17.1)
Share based award tax withholding payments, net of proceeds upon vesting	(5.4)	(10.5)
Net cash (used) provided by financing activities from continuing operations	(439.8)	56.8
Net cash used by financing activities from discontinued operations	—	(0.4)
Net cash (used) provided by financing activities	(439.8)	56.4
Effect of exchange rate changes on cash and cash equivalents	2.0	5.7
Net change in cash, cash equivalents and restricted cash in continuing operations	(308.5)	(15.7)
Cash, cash equivalents, and restricted cash, beginning of period	753.9	243.9
Cash, cash equivalents, and restricted cash, end of period	$445.4	$228.2
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$21.8	$16.6
Cash paid for interest associated with discontinued operations	—	8.9
Cash paid for taxes associated with continued operations	3.4	6.1
Cash paid for taxes associated with discontinued operations	—	6.0
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$0.2	$0.1
Non cash financing activities
Issuance of shares through stock compensation plan	$14.0	$27.2
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Financial Position
As of December 31, 2023 and September 30, 2023
(unaudited)

(in millions)	December 31, 2023	September 30, 2023
Assets
Cash and cash equivalents	$444.3	$752.7
Short term investments	950.0	1,103.3
Trade receivables, net	535.1	477.1
Other receivables	166.5	174.6
Inventories	457.0	462.8
Prepaid expenses and other current assets	52.6	44.3
Total current assets	2,605.5	3,014.8
Property, plant and equipment, net	271.2	275.1
Operating lease assets	104.9	110.8
Deferred charges and other	38.6	31.8
Goodwill	860.1	854.7
Intangible assets, net	1,056.3	1,060.1
Total assets	$4,936.6	$5,347.3
Liabilities and Shareholder's Equity
Current portion of long-term debt	$8.8	$8.6
Accounts payable	382.7	396.7
Accrued wages and salaries	33.3	46.0
Accrued interest	17.0	20.6
Income tax payable	36.3	36.8
Other current liabilities	173.4	172.2
Total current liabilities	651.5	680.9
Long-term debt, net of current portion	1,387.8	1,546.9
Long-term operating lease liabilities	90.9	95.6
Deferred income taxes	175.4	176.3
Other long-term liabilities	142.8	157.9
Total liabilities	2,448.4	2,657.6
Commitments and contingencies (Note 15)
Shareholder's equity
Other capital	2,167.3	2,168.9
Accumulated earnings	551.5	767.8
Accumulated other comprehensive loss, net of tax	(233.1)	(249.3)
Total shareholder's equity	2,485.7	2,687.4
Non-controlling interest	2.5	2.3
Total equity	2,488.2	2,689.7
Total liabilities and equity	$4,936.6	$5,347.3
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Income
For the three month periods ended December 31, 2023 and January 1, 2023
(unaudited)

	Three Month Periods Ended
(in millions)	December 31, 2023	January 1, 2023
Net sales	$692.2	$713.3
Cost of goods sold	447.3	511.4
Gross profit	244.9	201.9
Selling, general and administrative	219.4	222.0
Operating income (loss)	25.5	(20.1)
Interest expense	19.2	33.4
Interest income	(23.4)	(0.1)
Gain from debt repurchase	(4.7)	—
Other non-operating expense (income), net	4.0	(1.4)
Income (loss) from continuing operations before income taxes	30.4	(52.0)
Income tax expense (benefit)	12.2	(12.2)
Net income (loss) from continuing operations	18.2	(39.8)
Income from discontinued operations, net of tax	11.7	19.5
Net income (loss)	29.9	(20.3)
Net income from continuing operations attributable to non-controlling interest	0.1	0.3
Income from discontinued operations attributable to non-controlling interest, net of tax	—	0.1
Net income (loss) attributable to controlling interest	$29.8	$(20.7)
Amounts attributable to controlling interest
Net income (loss) from continuing operations attributable to controlling interest	$18.1	$(40.1)
Income from discontinued operations attributable to controlling interest, net of tax	11.7	19.4
Net income (loss) attributable to controlling interest	$29.8	$(20.7)
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Comprehensive Income
For the three month periods ended December 31, 2023 and January 1, 2023
(unaudited)

	Three Month Periods Ended
(in millions)	December 31, 2023	January 1, 2023
Net income (loss)	$29.9	$(20.3)
Other comprehensive income
Foreign currency translation adjustment
Foreign currency translation gain	36.7	60.5
Unrealized loss from net investment hedge	(21.3)	(33.9)
Foreign currency translation adjustment before tax	15.4	26.6
Deferred tax effect	5.6	8.8
Foreign currency translation adjustment, net	21.0	35.4
Unrealized loss on derivative instruments
Unrealized loss on hedging activity before reclassification	(10.6)	(25.4)
Net reclassification for loss (gain) to income from continuing operations	5.1	(2.5)
Unrealized loss on hedging instruments after reclassification	(5.5)	(27.9)
Deferred tax effect	1.5	7.2
Net unrealized loss on hedging derivative instruments	(4.0)	(20.7)
Defined benefit pension loss
Defined benefit pension loss before reclassification	(1.1)	(2.3)
Net reclassification for loss to income from continuing operations	0.2	0.9
Defined benefit pension loss after reclassification	(0.9)	(1.4)
Deferred tax effect	0.2	1.2
Net defined benefit pension loss	(0.7)	(0.2)
Net change to derive comprehensive income for the period	16.3	14.5
Comprehensive income (loss)	46.2	(5.8)
Comprehensive income from continuing operations attributable to non-controlling interest	0.1	0.2
Comprehensive income from discontinued operations attributable to non-controlling interest	—	0.1
Comprehensive income (loss) attributable to controlling interest	$46.1	$(6.1)
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder's Equity
For the three month period ended December 31, 2023
(unaudited)

(in millions)	Other Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2023	$2,168.9	$767.8	$(249.3)	$2,687.4	$2.3	$2,689.7
Net income from continuing operations	—	18.1	—	18.1	0.1	18.2
Income from discontinued operations, net of tax	—	11.7	—	11.7	—	11.7
Other comprehensive income, net of tax	—	—	16.2	16.2	0.1	16.3
Restricted stock issued and related tax withholdings	(5.4)	—	—	(5.4)	—	(5.4)
Share based compensation	3.8	—	—	3.8	—	3.8
Dividends paid to parent	—	(246.1)	—	(246.1)	—	(246.1)
Balances as of December 31, 2023	$2,167.3	$551.5	$(233.1)	$2,485.7	$2.5	$2,488.2
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Shareholder's Equity
For the three month period ended January 1, 2023
(unaudited)

(in millions)	Other Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder's Equity	Non- controlling Interest	Total Equity
Balances at September 30, 2022	$2,164.6	$(736.0)	$(303.0)	$1,125.6	$7.5	$1,133.1
Net (loss) income from continuing operations	—	(40.1)	—	(40.1)	0.3	(39.8)
Income from discontinued operations, net of tax	—	19.4	—	19.4	0.1	19.5
Other comprehensive income, net of tax	—	—	14.2	14.2	0.3	14.5
Restricted stock issued and related tax withholdings	(10.5)	—	—	(10.5)	—	(10.5)
Share based compensation	3.9	—	—	3.9	—	3.9
Dividends paid to parent	—	(17.1)	—	(17.1)	—	(17.1)
Balances as of January 1, 2023	$2,158.0	$(773.8)	$(288.8)	$1,095.4	$8.2	$1,103.6
See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Cash Flows
For the three month periods ended December 31, 2023 and January 1, 2023
(unaudited)

	Three Month Periods Ended
(in millions)	December 31, 2023	January 1, 2023
Cash flows from operating activities
Net income (loss)	$29.9	$(20.3)
Income from discontinued operations, net of tax	11.7	19.5
Net income (loss) from continuing operations	18.2	(39.8)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	14.4	12.2
Amortization	11.1	10.4
Share based compensation	3.8	3.1
Impairment of intangible assets	4.0	—
Non-cash purchase accounting adjustments	0.5	0.5
Gain from debt repurchase	(4.7)	—
Amortization of debt issuance costs and debt discount	0.9	2.0
Write-off of unamortized discount and debt issuance costs	0.3	—
Gain from remeasurement of contingent consideration liability	—	(1.5)
Deferred tax benefit	(1.1)	(18.5)
Net changes in operating assets and liabilities	(45.6)	(36.0)
Net cash provided (used) by operating activities from continuing operations	1.8	(67.6)
Net cash used by operating activities from discontinued operations	(22.4)	(7.1)
Net cash used by operating activities	(20.6)	(74.7)
Cash flows from investing activities
Purchases of property, plant and equipment	(8.4)	(10.0)
Purchases of short term investments	(700.0)	—
Proceeds from sale of short term investments	842.0	—
Net cash provided (used) by investing activities from continuing operations	133.6	(10.0)
Net cash used by investing activities from discontinued operations	—	(3.6)
Net cash provided (used) by investing activities	133.6	(13.6)
Cash flows from financing activities
Payment of debt	(174.1)	(3.3)
Proceeds from issuance of debt	—	90.0
Payment of debt issuance costs	(3.2)	(2.3)
Payment of cash dividends to parent	(246.1)	(17.1)
Net cash (used) provided by financing activities from continuing operations	(423.4)	67.3
Net cash used by financing activities from discontinued operations	—	(0.4)
Net cash (used) provided by financing activities	(423.4)	66.9
Effect of exchange rate changes on cash and cash equivalents	2.0	5.7
Net change in cash, cash equivalents and restricted cash	(308.4)	(15.7)
Cash, cash equivalents, and restricted cash, beginning of period	752.7	242.6
Cash, cash equivalents, and restricted cash, end of period	$444.3	$226.9
Supplemental disclosure of cash flow information
Cash paid for interest associated with continued operations	$21.8	$16.6
Cash paid for interest associated with discontinued operations	—	8.9
Cash paid for taxes associated with continued operations	3.4	6.1
Cash paid for taxes associated with discontinued operations	—	6.0
Non cash investing activities
Acquisition of property, plant and equipment through finance leases	$0.2	$0.1
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

NOTE 1– BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Fiscal Period-End
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and its majority owned subsidiaries in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
SBH’s and SB/RH’s fiscal year ends September 30 and the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. As a result, the fiscal period end date for the three month periods included within this Quarterly Report for the Company are December 31, 2023 and January 1, 2023, respectively.
Newly Adopted Accounting Standards
In September 2022, the FASB issued ASU 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations to enhance transparency about the use of supplier finance programs. Under the ASU, the buyer in a supplier finance program is required to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a roll-forward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. The amendments in ASU 2022-04 are effective for all entities for fiscal years beginning after December 15, 2022, including interim periods within those financial years, except for the disclosure of roll-forward information, which is effective for fiscal years beginning after December 15, 2023. We adopted the ASU in fiscal 2023, except for the disclosure of roll-forward information, which was adopted during the first quarter of fiscal 2024. The following table summarizes the roll-forward of the supplier finance program for the three month period ended December 31, 2023:

(in millions)	Amount
Outstanding payment obligations as of September 30, 2023	$17.9
Invoices confirmed during the period	18.8
Confirmed invoices paid during the period	(20.1)
Outstanding payment obligations as of December 31, 2023	$16.6
The outstanding payment obligations under the supplier finance program are included in Accounts Payable in the Company's Condensed Statement of Financial Position.
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. This ASU will be effective for our Form 10-K for fiscal 2025 and our Form 10-Q for the first quarter of fiscal 2026. We are currently evaluating the impact this ASU may have on our consolidated financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. This ASU will be effective for our Form 10-K for fiscal 2026. We are currently evaluating the impact this ASU may have on our consolidated financial statement disclosures.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES
The following table summarizes the components of Income from Discontinued Operations, Net of Tax in the Condensed Consolidated Statements of Income for the three month periods ended December 31, 2023 and January 1, 2023:

	Three Month Periods Ended
(in millions)	December 31, 2023	January 1, 2023
Income from discontinued operations before income taxes – HHI	$—	$45.0
Income (loss) from discontinued operations before income taxes – Other	10.3	(0.6)
Interest expense on corporate debt allocated to discontinued operations	—	16.3
Income from discontinued operations before income taxes	10.3	28.1
Income tax (benefit) expense from discontinued operations	(1.4)	8.6
Income from discontinued operations, net of tax	11.7	19.5
Income from discontinued operations attributable to noncontrolling interest, net of tax	—	0.1
Income from discontinued operations attributable to controlling interest, net of tax	$11.7	$19.4
Interest from corporate debt allocated to discontinued operations in the prior year includes interest expense from Term Loans, which was paid down following the close of the HHI divestiture on June 20, 2023, and interest expense from corporate debt not directly attributable to or related to other operations based on the ratio of net assets of the disposal group held for sale to the consolidated net assets of the Company plus consolidated debt, excluding debt assumed in the transaction, required to be repaid, or directly attributable to other operations of the Company.
Hardware and Home Improvement ("HHI")
On September 8, 2021, the Company entered into a definitive Asset and Stock Purchase Agreement (the "Purchase Agreement") with ASSA ABLOY AB ("ASSA") to sell its HHI segment for cash proceeds of $4.3 billion, subject to customary purchase price adjustments. On June 20, 2023, the Company completed its divestiture of its HHI segment. The Company and ASSA have made customary representations and warranties and have agreed to customary covenants relating to the acquisition. The Company and ASSA have agreed to indemnify each other for losses arising from certain breaches of the Purchase Agreement and for certain other matters. In particular, the Company has agreed to indemnify ASSA for certain liabilities relating to the assets retained by the Company, and ASSA has agreed to indemnify the Company for certain liabilities assumed by ASSA, in each case as described in the Purchase Agreement. The Company and ASSA have agreed to enter into related agreements ancillary to the acquisition that became effective upon the consummation of the acquisition, including a customary transition services agreements ("TSA") and providing for both forward and reverse transition services. The consummation of the acquisition was not subject to any financing condition.
The following table summarizes the components of income from discontinued operations before income taxes associated with the HHI divestiture for the three month period ended January 1, 2023:

(in millions)	January 1, 2023
Net sales	$362.9
Cost of goods sold	244.8
Gross profit	118.1
Operating expenses	71.1
Operating income	47.0
Interest expense	0.8
Other non-operating expense, net	1.2
Income from discontinued operations before income taxes	$45.0
Interest expense consists of interest from debt directly attributable to HHI operations that primarily consist of interest from finance leases. The following table presents significant non-cash items and capital expenditures of discontinued operations from the HHI divestiture for the three month period ended January 1, 2023:

(in millions)	January 1, 2023
Share based compensation	$0.9
Purchases of property, plant and equipment	3.6

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 2 – DIVESTITURES (continued)
The Company and ASSA entered into customary TSAs that became effective upon the consummation of the transaction. The TSA supports various shared back office administrative functions, including finance, sales and marketing, information technology, human resources, real estate and supply chain, customer service and procurement; supporting both the transferred HHI operations and the continuing operations of the Company. Charges associated with TSAs are recognized as bundled service costs under a fixed fee structure by the respective service or function and also include one time pass-through charges including warehousing, freight, among others. TSA charges are settled periodically between the Company and ASSA on a net basis. Charges to ASSA are recognized as a reduction of the respective operating expense incurred and charges from ASSA are recognized as an operating expense depending upon the function supported by ASSA. The TSA has an overall expected time period of 12 months following the close of the transaction with variability in expiration dependent upon the completed transition of the respective service or function, and may provide up to 12 additional months for a total duration of up to 24 months. During the three month period ended December 31, 2023 the Company recognized a net income of $7.9 million associated with TSA charges. Additionally, the Company and ASSA will receive cash and make payments on behalf of the respective counterparty's operations as part of the shared administrative functions, resulting in cash flow being commingled with the operating cash flow of the Company. The Company recognizes a net payable or receivable with ASSA for any outstanding TSA charges and net working capital attributable to commingled cash flow. As of December 31, 2023 and September 30, 2023, the Company had a net receivable of $7.0 million and $4.0 million, respectively, included in Other Receivables on the Company's Condensed Consolidated Statement of Financial Position consisting of amounts due from ASSA for cash flow settlement from commingled operations and net TSA charges, including amounts subject to repayment by the Company.
Further, the Company has recognized payables to ASSA for outstanding settlements associated with the purchase agreement, including tax indemnifications for outstanding settlements with tax authorities and uncertain tax benefit obligations, among others. As of December 31, 2023, the Company recognized $26.9 million, included within Accounts Payable, and $2.6 million, included within Other Long-Term Liabilities, on the Company’s Condensed Consolidated Statements of Financial Position. As of September 30, 2023, the Company recognized $27.3 million, included within Accounts Payable, and $2.6 million, included within Other Long-Term Liabilities, on the Company’s Consolidated Statements of Financial Position.
Other
Income from discontinued operations before income taxes – other includes incremental pre-tax loss for changes to tax and legal indemnifications and other agreed-upon funding under the acquisition agreements for the sale and divestiture of the Global Batteries & Lighting ("GBL") and Global Auto Care ("GAC") divisions to Energizer Holdings, Inc. ("Energizer") during the year ended September 30, 2019. The Company and Energizer agreed to indemnify each other for losses arising from certain breaches of the acquisition agreement and for certain other matters, in each case as described in the acquisition agreements. Subsequently, effective January 2, 2020, Energizer closed its divestitures of the European based Varta® consumer battery business in the EMEA region to Varta AG and transferred all respective rights and indemnifications attributable to the Varta® consumer battery business provided by the GBL sale to Varta AG. During the three month period ended December 31, 2023, the Company realized gain within the income from discontinued operations from the reversal of certain tax indemnification liabilities following the receipt of audit results and other tax settlements associated with entities transferred as part of the GBL divestiture and for periods prior to the sale for which the Company has indemnified. As of December 31, 2023 and September 30, 2023, the Company recognized $14.8 million and $25.3 million, respectively, related to indemnification payables in accordance with the acquisition agreements, primarily attributable to uncertain tax benefit obligations and outstanding settlements with tax authorities that were transferred and indemnified in accordance with the acquisition agreement, including $14.2 million and $8.6 million within Other Current Liabilities, respectively, and $0.6 million and $16.7 million, within Other Long-Term Liabilities, respectively, on the Company’s Condensed Consolidated Statements of Financial Position.
NOTE 3 – REVENUE RECOGNITION
The Company generates all of its revenue from contracts with customers. The following table disaggregates our revenue for the three month periods ended December 31, 2023 and January 1, 2023, by the Company’s key revenue streams, segments and geographic region (based upon destination):

	Three Month Period Ended December 31, 2023				Three Month Period Ended January 1, 2023
(in millions)	GPC	H&G	HPC	Total	GPC	H&G	HPC	Total
Product Sales
NA	$168.6	$70.0	$135.0	$373.6	$174.3	$69.0	$164.5	$407.8
EMEA	95.1	—	144.2	239.3	86.6	—	137.3	223.9
LATAM	3.0	1.7	43.3	48.0	3.2	1.9	41.8	46.9
APAC	6.2	—	18.9	25.1	9.5	—	17.8	27.3
Licensing	2.5	0.3	1.7	4.5	2.4	0.5	2.5	5.4
Service and other	1.5	—	0.2	1.7	1.5	—	0.5	2.0
Total Revenue	$276.9	$72.0	$343.3	$692.2	$277.5	$71.4	$364.4	$713.3

The Company has a broad range of customers, including many large retail customers. During the three month periods ended December 31, 2023 and January 1, 2023, there were two large retail customers, each exceeding 10% of consolidated Net Sales and representing 38.2% and 36.2% of consolidated Net Sales, respectively.
A significant portion of our product sales from our HPC segment are subject to the continued use and access to the Black & Decker ("B&D") brand through a license agreement with Stanley Black and Decker. The license agreement was renewed through June 30, 2025, including a sell-off period from April 1, 2025 to June 30, 2025 whereby the Company can continue to sell and distribute but no longer produce products subject to the license agreement. Net sales from B&D product sales consisted of $94.1 million, or 13.6% of consolidated net sales, and $86.7 million, or 12.2% of consolidated Net Sales, for the three month periods ended December 31, 2023 and January 1, 2023, respectively. All other significant brands and tradenames used in the Company’s commercial operations are directly owned and not subject to further restrictions.
In the normal course of business, the Company may allow customers to return products or take credit for product returns per the provisions in a sale agreement. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience, adjusted for known trends, to arrive at the amount of consideration expected to be received. The allowance for product returns as of December 31, 2023 and September 30, 2023 was $16.3 million and $12.8 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 4 – RECEIVABLES AND CONCENTRATION OF CREDIT RISK
The allowance for credit losses on the Company's trade receivables as of December 31, 2023 and September 30, 2023 was $7.8 million and $7.7 million, respectively.
The Company has a broad range of customers, including many large retail customers. As of December 31, 2023 and September 30, 2023, there were two large retail customers exceeding 10% of consolidated Net Trade Receivables and representing 47.9% and 39.8% of the Company's consolidated Net Trade Receivables, respectively.

NOTE 5 – INVENTORIES
Inventories consist of the following:

(in millions)	December 31, 2023	September 30, 2023
Raw materials	$60.3	$55.8
Work-in-process	6.8	6.2
Finished goods	389.9	400.8
Inventories	$457.0	$462.8

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(in millions)	December 31, 2023	September 30, 2023
Land, buildings and improvements	$84.9	$83.4
Machinery, equipment and other	334.5	330.1
Computer software	140.8	136.2
Finance leases	137.9	136.9
Construction in progress	19.1	18.1
Property, plant and equipment	717.2	704.7
Accumulated depreciation	(446.0)	(429.6)
Property, plant and equipment, net	$271.2	$275.1
Depreciation expense from property, plant, and equipment for the three month periods ended December 31, 2023 and January 1, 2023, was $14.4 million and $12.2 million, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following:

(in millions)	GPC	H&G	Total
As of September 30, 2023	$512.1	$342.6	$854.7
Foreign currency impact	5.4	—	5.4
As of December 31, 2023	$517.5	$342.6	$860.1
The carrying value and accumulated amortization of intangible assets are as follows:

	December 31, 2023			September 30, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	$640.0	$(425.0)	$215.0	$635.0	$(412.9)	$222.1
Technology assets	75.3	(37.2)	38.1	75.3	(35.9)	39.4
Tradenames	28.8	(8.6)	20.2	27.6	(7.4)	20.2
Total amortizable intangible assets	744.1	(470.8)	273.3	737.9	(456.2)	281.7
Indefinite-lived intangible assets – tradenames	783.0	—	783.0	778.4	—	778.4
Total Intangible Assets	$1,527.1	$(470.8)	$1,056.3	$1,516.3	$(456.2)	$1,060.1
During the three month period ended December 31, 2023, the Company identified a triggering event attributable to a change in brand strategy shifting actual and projected future revenues resulting in recognition of a $4.0 million impairment on intangible assets.
Amortization expense from the intangible assets for the three month periods ended December 31, 2023 and January 1, 2023 was $11.1 million and $10.4 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 7 - GOODWILL AND INTANGIBLE ASSETS (continued)
Excluding the impact of any future acquisitions, dispositions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2024	$43.9
2025	40.8
2026	39.8
2027	39.8
2028	37.3

NOTE 8 – DEBT
Debt with external lenders consists of the following:

	December 31, 2023		September 30, 2023
(in millions)	Amount	Rate	Amount	Rate
Spectrum Brands Inc. ("SBI")
4.00% Notes, due October 1, 2026	$470.1	4.0%	$448.8	4.0%
5.00% Notes, due October 1, 2029	289.1	5.0%	297.2	5.0%
5.50% Notes, due July 15, 2030	155.7	5.5%	288.5	5.5%
3.875% Notes, due March 15, 2031	414.9	3.9%	453.0	3.9%
Obligations under finance leases	84.7	5.3%	86.4	5.3%
Total Spectrum Brands, Inc. debt	1,414.5		1,573.9
Debt issuance costs	(17.9)		(18.4)
Less current portion	(8.8)		(8.6)
Long-term debt, net of current portion	$1,387.8		$1,546.9
Credit Agreement
On October 19, 2023, SBI and SB/RH entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), by and among the Company, SB/RH Holdings, Royal Bank of Canada, as the administrative agent, and the lenders party thereto from time to time. The proceeds of the Credit Agreement will be used for working capital needs and other general corporate purposes. The Credit Agreement refinanced the Company’s previous credit agreement and includes certain modified terms from the previous Credit Agreement, including extending the maturity to October 19, 2028, and the reduction of the Revolver Facility to $500.0 million (with a U.S. dollar tranche and a multicurrency tranche). The Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on SBI and its restricted subsidiaries' ability to incur indebtedness, create liens, make investments, pay dividends or make certain other distributions, and merge or consolidate or sell assets, in each case subject to certain expectations set forth in the Credit Agreement.
The aggregate commitment amount with respect to (a) the U.S. dollar tranche of the Revolving Facility is $400 million and (b) the multi-currency tranche of the Revolving Facility is $100 million. The commitment fee rate is equal to 0.20% of the unused commitments under the Revolving Facility (which may be increased to a maximum rate equal to 0.40% based on certain total net leverage ratios specified in the Credit Agreement).
All outstanding amounts under the U.S. dollar tranche (if funded in U.S. dollars) will bear interest, at the option of the Company, at a rate per annum equal to (x) Term SOFR, plus a margin ranging between 1.00% to 2.00% per annum (based on certain total net leverage ratios specified in the Credit Agreement) or (y) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging between 0.00% to 1.00% per annum (based on certain total net leverage ratios specified in the Credit Agreement).
The multi-currency tranche (if funded in Euros) will bear interest at a rate per annum equal to the EURIBOR Rate, plus a margin ranging between 1.00% to 2.00% per annum (based on certain total net leverage ratios specified in the Credit Agreement). The multi-currency tranche (if funded in Canadian dollars) will bear interest, at the option of the Company, at a rate per annum equal to (x) Term CORRA (Canadian Overnight Repo Rate Average), plus a margin ranging between 1.00% to 2.00% per annum (based on certain total net leverage ratios specified in the Credit Agreement) or (y) the Canadian Prime Rate, plus a margin ranging between 0.00% to 1.00% per annum (based on certain total net leverage ratios specified in the Credit Agreement). The multi-currency tranche (if funded in Pounds Sterling) will bear interest at a rate per annum equal to the SONIA, plus a margin ranging between 1.00% to 2.00% per annum (based on certain total net leverage ratios specified in the Credit Agreement).
During the three month period ended December 31, 2023, the Company incurred $4.0 million in fees in connection with the closing of the Credit Agreement, with $3.2 million in fees capitalized and amortized as debt issuance costs over the term of the Credit Agreement. As of December 31, 2023, the Company's Revolver Facility has a borrowing availability of $486.9 million, net of outstanding letters of credit of $13.1 million.
Debt Repurchase
During the three month period ended December 31, 2023, the Company repurchased Senior Notes on the open market, at a discount, which are ultimately retired upon receipt. The repurchase of the Company's debt obligations are treated as an extinguishment, with any realized discount recognized as a gain from debt repurchase on the Company's Condensed Consolidated Statements of Income, net any write-off of related deferred financing costs. For the three month period ended December 31, 2023, the Company repurchased $179.0 million of outstanding Senior Notes, consisting of $8.1 million of the 5.00% Senior Notes due October 1, 2029, $132.8 million of the 5.50% Senior Notes due July 15, 2030, and $38.1 million of the 3.875% Senior Notes, due March 15, 2031. As a result of repurchasing outstanding debt notes during the three month period ended December 31, 2023, there was a gain of $4.7 million related to realized gain on the settlement of the obligations recorded, net write-off from associated deferred issuance costs.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 9 – DERIVATIVES
Derivative financial instruments are used by the Company principally in the management of its foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.
Cash Flow Hedges
The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for Australian Dollars, Canadian Dollars, Euros, Japanese Yen, Mexican Pesos, Pound Sterling, or U.S. Dollars. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to inventory purchases or the sale of product. Until the purchase or sale is recognized, the fair value of the related hedge is recorded in Accumulated Other Comprehensive Income ("AOCI") and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to purchase price variance in Cost of Goods Sold or Net Sales on the Condensed Consolidated Statements of Income. At December 31, 2023, the Company had a series of foreign exchange derivative contracts outstanding through June 2025. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $8.4 million, net of tax. At December 31, 2023 and September 30, 2023, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $329.3 million and $320.2 million, respectively.
The following table summarizes the impact of designated cash flow hedges and the pre-tax gain (loss) recognized in the Condensed Consolidated Statements of Income for the three month periods ended December 31, 2023 and January 1, 2023, respectively:

	Unrealized Gain (Loss) in OCI Before Reclassification		Reclassified Gain (Loss) to Continuing Operations
For the three month periods ended (in millions)	December 31, 2023	January 1, 2023	Line Item	December 31, 2023	January 1, 2023
Foreign exchange contracts	$—	$—	Net sales	$0.1	$0.1
Foreign exchange contracts	(10.6)	(25.7)	Cost of goods sold	(5.2)	2.4
Total	$(10.6)	$(25.7)		$(5.1)	$2.5

Derivative Contracts Not Designated as Hedges for Accounting Purposes
The Company periodically enters into foreign exchange forward contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for, among others, Australian Dollars, Canadian Dollars, Colombian Peso, Euros, Hungarian Forint, Japanese Yen, Mexican Pesos, Pounds Sterling, Singapore Dollar, Swiss Franc, Turkish Lira, or U.S. Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At December 31, 2023, the Company had a series of forward exchange contracts outstanding through April 2024. At December 31, 2023 and September 30, 2023, the Company had $709.5 million and $671.5 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.
The following summarizes the impact of derivative instruments not designated as hedges for accounting purposes on the accompanying Condensed Consolidated Statements of Income for the three month periods ended December 31, 2023 and January 1, 2023, pre-tax:

(in millions)	Line Item	December 31, 2023	January 1, 2023
Foreign exchange contracts	Other non-operating expense (income), net	$(13.1)	$(22.3)
Fair Value of Derivative Instruments
The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	December 31, 2023	September 30, 2023
Derivative Assets
Foreign exchange contracts – designated as hedge	Other receivables	$0.2	$1.4
Foreign exchange contracts – designated as hedge	Deferred charges and other	—	0.1
Foreign exchange contracts – not designated as hedge	Other receivables	0.2	1.8
Total Derivative Assets		$0.4	$3.3
Derivative Liabilities
Foreign exchange contracts – designated as hedge	Accounts payable	$11.5	$8.1
Foreign exchange contracts – designated as hedge	Other long term liabilities	0.7	—
Foreign exchange contracts – not designated as hedge	Accounts payable	2.3	0.9
Total Derivative Liabilities		$14.5	$9.0
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were not significant as of December 31, 2023.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 9 – DERIVATIVES (continued)
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral because of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of December 31, 2023 and September 30, 2023, there was no cash collateral outstanding and no posted standby letters of credit related to such liability positions.
Net Investment Hedge
Spectrum Brands, Inc. has €425.0 million aggregate principal amount of 4.00% Notes designated as a non-derivative economic hedge, or net investment hedge, of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. The hedge effectiveness is measured on the beginning balance of the net investment and re-designated every three months. Any gains and losses attributable to the translation of the Euro denominated debt designated as net investment hedge are recognized as a component of foreign currency translation within AOCI, and gains and losses attributable to the translation of the undesignated portion are recognized as foreign currency translation gains or losses within Other Non-Operating Expense (Income). Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of December 31, 2023, the full principal amount was designated as a net investment hedge and considered fully effective. The following summarizes the unrealized gain (loss) from the net investment hedge recognized in Other Comprehensive Income for the three month periods ended December 31, 2023 and January 1, 2023, pre-tax:

Unrealized Gain (Loss) in OCI (in millions)	December 31, 2023	January 1, 2023
Net investment hedge	$(21.3)	$(33.9)

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The carrying value and estimated fair value of financial instruments as of December 31, 2023 and September 30, 2023 according to the fair value hierarchy are as follows:

	December 31, 2023					September 30, 2023
(in millions)	Level 1	Level 2	Level 3	Fair Value	Carrying Amount	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Derivative Assets	$—	$0.4	$—	$0.4	$0.4	$—	$3.3	$—	$3.3	$3.3
Derivative Liabilities	—	14.5	—	14.5	14.5	—	9.0	—	9.0	9.0
Debt	—	1,355.0	—	1,355.0	1,396.6	—	1,418.6	—	1,418.6	1,555.5
The fair value measurements of the Company’s debt represent non-active market exchanged traded securities which are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2). The Company's derivative instruments are valued on a recurring basis using internal models, which are based on market observable inputs, including both forward and spot prices for currencies, which are generally based on quoted or observed market prices (Level 2). See Note 8 – Debt for additional detail on outstanding debt. See Note 9 – Derivatives for additional detail on derivative assets and liabilities.
The carrying values of goodwill, intangible assets and other long-lived assets are tested annually or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). See Note 7 - Goodwill and Intangible Assets for additional detail.
The carrying values of cash and cash equivalents, short term investments, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities.

NOTE 11 – SHAREHOLDERS' EQUITY
Share Repurchases
The following summarizes the activity of common stock repurchases for the three month periods ended December 31, 2023 and January 1, 2023:

	December 31, 2023			January 1, 2023
Three Month Periods Ended (in millions except per share data)	Number of Shares Repurchased	Average Price Per Share	Amount	Number of Shares Repurchased	Average Price Per Share	Amount
Open Market Purchases	3.3	$73.51	$243.0	—	$—	$—
ASR	1.3	$65.84	$83.2	—	$—	$—
Total Purchases	4.6	$71.39	$326.2	—	$—	$—
During the three month period ended December 31, 2023, SBH entered into a $200.0 million rule 10b5-1 repurchase plan to facilitate daily market share repurchases through November 15, 2024, until the cap is reached or until the plan is terminated. As of December 31, 2023, there has been $11.1 million repurchased pursuant to the 10b5-1 repurchase plan.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 11 – SHAREHOLDER’S EQUITY (continued)
On June 20, 2023, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution to repurchase an aggregate of $500.0 million of the Company’s common stock, par value $0.01 per share. The Company funded the share repurchases under the ASR Agreement, which are being made pursuant to the Company’s new $1.0 billion share repurchase program, with cash on-hand following the closing of the sale of the Company’s HHI segment. Pursuant to the agreement, the Company paid $500.0 million to the financial institution at inception of the agreement and took delivery of 5.3 million shares, which represented 80% of the total shares the company expected to receive based on the market price at the time of the initial delivery. The transaction was accounted for as an equity transaction. The fair value of the initial shares received of $400.0 million were recorded as a treasury stock transaction, with the remainder of $100.0 million recorded as a reduction to additional paid-in capital. Upon initial receipt of the shares, there was an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share. On November 21, 2023, the Company closed and settled the ASR resulting in an additional delivery of 1.3 million shares, with a fair value of $83.2 million. The total number of shares repurchased under the ASR program was 6.6 million at an average cost per share of $75.67, based on the volume-weighted average share price of the Company’s common stock during the calculation period of the ASR program, less the applicable contractual discount.

NOTE 12 – SHARE BASED COMPENSATION
The following is a summary of share based compensation expense included in net loss from continuing operations for the three month periods ended December 31, 2023 and January 1, 2023 for SBH and SB/RH, respectively.

(in millions)	December 31, 2023	January 1, 2023
SBH	$3.9	$3.3
SB/RH	3.8	3.1
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
The following is a summary of RSU grants issued during the three month period ended December 31, 2023:

	SBH			SB/RH
(in millions, except per share data)	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date	Units	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Time-based grants
Vesting in less than 12 months	0.05	$66.23	$3.5	0.03	$66.23	$2.1
Vesting in more than 12 months	0.15	66.23	9.5	0.15	66.23	9.5
Total time-based grants	0.20	66.23	13.0	0.18	66.23	11.6
Performance-based grants	0.23	66.23	15.4	0.23	66.23	15.4
Total grants	0.43	66.23	$28.4	0.41	66.23	$27.0

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The change in the components of AOCI for the three month period ended December 31, 2023, was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2023	$(216.1)	$1.4	$(34.7)	$(249.4)
Other comprehensive income (loss) before reclassification	15.4	(10.6)	(1.1)	3.7
Net reclassification for loss to income from continuing operations	—	5.1	0.2	5.3
Other comprehensive income (loss) before tax	15.4	(5.5)	(0.9)	9.0
Deferred tax effect	5.6	1.5	0.2	7.3
Other comprehensive income (loss), net of tax	21.0	(4.0)	(0.7)	16.3
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income (loss) attributable to controlling interest	20.9	(4.0)	(0.7)	16.2
Balance at December 31, 2023	$(195.2)	$(2.6)	$(35.4)	$(233.2)
The following table presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the periods indicated:

(in millions)	Derivative Instruments	Defined Benefit Pension	Total
Net Sales	$0.1	$—	$0.1
Cost of goods sold	(5.2)	—	(5.2)
Other non-operating expense (income), net	—	(0.2)	(0.2)

The change in the components of AOCI for the three month period ended January 1, 2023, was as follows:

(in millions)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Pension	Total
Balance at September 30, 2022	$(285.9)	$16.8	$(34.0)	$(303.1)
Other comprehensive income (loss) before reclassification	26.6	(25.4)	(2.3)	(1.1)
Net reclassification for (gain) loss to income from continuing operations	—	(2.5)	0.9	(1.6)
Other comprehensive income (loss) before tax	26.6	(27.9)	(1.4)	(2.7)
Deferred tax effect	8.8	7.2	1.2	17.2
Other comprehensive income (loss), net of tax	35.4	(20.7)	(0.2)	14.5
Less: other comprehensive income from continuing operations attributable to non-controlling interest	0.2	—	—	0.2
Less: other comprehensive income from discontinued operations attributable to non-controlling interest	0.1	—	—	0.1
Other comprehensive income (loss) attributable to controlling interest	35.1	(20.7)	(0.2)	14.2
Balance at January 1, 2023	$(250.8)	$(3.9)	$(34.2)	$(288.9)
The following table presents reclassifications of the gain (loss) on the Condensed Consolidated Statements of Income from AOCI for the periods indicated:

(in millions)	Derivative Instruments	Defined Benefit Pension	Total
Net Sales	$0.1	$—	$0.1
Cost of goods sold	2.4	—	2.4
Other non-operating expense (income), net	—	(0.9)	(0.9)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 14 – INCOME TAXES
The effective tax rate for the three month periods ended December 31, 2023 and January 1, 2023, was as follows:

Effective tax rate	December 31, 2023	January 1, 2023
SBH	41.6%	23.3%
SB/RH	40.2%	23.5%
The estimated annual effective tax rate applied to the three month periods ended December 31, 2023, differs from the US federal statutory rate of 21% principally due to income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income (“GILTI”), and certain nondeductible expenses. The Company is projecting a U.S. net operating loss ("NOL") for Fiscal 2024, which does not allow it to take advantage of the foreign-derived intangible income deduction or foreign tax credits on its GILTI income. The Company’s federal effective tax rate on GILTI was therefore 21%.
As of December 31, 2023 and September 30, 2023, there was $88.7 million and $77.8 million of U.S. federal income taxes receivable from its parent company on the SB/RH Condensed Consolidated Statements of Financial Position, calculated as if SB/RH were a separate taxpayer.
NOTE 15 – COMMITMENTS AND CONTINGENCIES
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
As of December 31, 2023, there was an environmental remediation liability of $5.3 million, with $1.4 million included in Other Current Liabilities and $3.9 million included in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position. As of September 30, 2023, there was an environmental remediation liability of $5.4 million, with $1.5 million included in Other Current Liabilities and $3.9 million included in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations, or cash flows of the Company.
Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of December 31, 2023 and September 30, 2023, the Company recognized $2.8 million and $3.0 million, respectively, in product liability, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.
Product Warranty. The Company recognizes an estimated liability for standard warranties on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $0.3 million of warranty accruals as of December 31, 2023 and September 30, 2023, included in Other Current Liabilities on the Condensed Consolidated Statements of Financial Position.
Product Safety Recall. During the year ended September 30, 2022, the HPC segment initiated voluntary product recalls in collaboration with the U.S. Consumer Product Safety Commission ("CPSC"), suspending sales of the affected products and issuing a stop sale with its customers. The Company has assessed the incremental costs attributable to the recall, including the anticipated returns from customers for existing retail inventory, write-off of inventory on hand, and other costs to facilitate the recall such as notification, shipping and handling, rework and destruction of affected products, as needed, and evaluated the probability of redemption. As a result, the Company recognized $3.8 million and $6.0 million as of December 31, 2023 and September 30, 2023, respectively, in Other Current Liabilities on the Consolidated Statement of Financial Position associated with the costs for the recalls. Additionally, the Company has indemnification provisions that are contractually provided by third parties for the affected products and as a result the Company has also recognized $6.1 million and $7.1 million as of December 31, 2023 and September 30, 2023, respectively, in Other Receivables on the Condensed Consolidated Statement of Financial Position related to recovery from such indemnification provisions.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 16 – SEGMENT INFORMATION
Net sales relating to the segments for the three month periods ended December 31, 2023 and January 1, 2023, are as follows:

(in millions)	December 31, 2023	January 1, 2023
GPC	$276.9	$277.5
H&G	72.0	71.4
HPC	343.3	364.4
Net sales	$692.2	$713.3
The Chief Operating Decision Maker of the Company uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Share based compensation costs consist of costs associated with long-term incentive compensation arrangements that generally consist of non-cash, stock-based compensation. See Note 12 – Share Based Compensation for further details;
•Incremental amounts attributable to strategic transactions, restructuring and optimization initiatives including, but not limited to, the acquisition or divestitures of a business, costs to effect and facilitate a transaction, including such cost to integrate or separate the respective business, development and implementation of strategies to optimize operations, reduce costs, increase revenues, improve profit margins, including recognition of one-time exit or disposal costs. These amounts are excluded from our performance metrics as they are reflective of incremental investment by the Company towards strategic initiatives and business development activities, incremental costs directly attributable to such initiatives and are not considered recurring or reflective of the continuing ongoing operations of the consolidated group or segments;
•Non-cash purchase accounting adjustments recognized in earnings from continuing operations subsequent to an acquisition, including, but not limited to, the costs attributable to the step-up in inventory value, and the incremental value in operating lease assets with below market rent, among others;
•Non-cash gain from the reduction in the contingent consideration liability associated with the Tristar Business acquisition;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations, including impairments from property, plant and equipment, operating and finance leases, and goodwill and other intangible assets, when applicable;
•Incremental costs recognized by the HPC segment attributable to the realization of product recalls initiated in the prior year. See Note 15 - Commitments and Contingencies for further details;
•Incremental reserves for non-recurring litigation or environmental remediation activity attributable to significant and unusual nonrecurring matters with no previous history or precedent;
•Unallocated shared costs associated with discontinued operations from certain shared and center-led administrative functions, through the close of the HHI divestiture on June 20, 2023; excluded from income from discontinued operations as they are not a direct cost of the discontinued business but a result of indirect allocations, including but not limited to, information technology, human resources, finance and accounting, supply chain, and commercial operations. Subsequent to the close of the HHI divestiture, amounts attributable to unallocated shared costs would be mitigated through income from TSAs, subsequent strategic or restructuring initiatives, elimination of extraneous costs, or re-allocations or absorption of existing continuing operations. See Note 2 – Divestitures for further details;
•Impact from the early settlement of foreign currency cash flow hedges, resulting in assumed losses at the original stated maturities of foreign currency cash flow hedges in our EMEA region that were settled early due to changes in the Company's legal entity organizational structure and forecasted purchasing strategy of HPC finished goods inventory within the region, resulting in excluded gains intended to mitigate costs during the year ending September 30, 2023; and
•Other adjustments primarily attributable to: (1) key executive severance and other one-time compensatory costs; and (2) non-recurring unusual insurable losses.

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 16 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA for the reportable segments for SBH for the three month periods ended December 31, 2023 and January 1, 2023, are as follows:

(in millions)	December 31, 2023	January 1, 2023
GPC	$52.7	$37.2
H&G	(0.7)	(2.4)
HPC	26.7	13.2
Total segment adjusted EBITDA	78.7	48.0
Corporate	(5.6)	8.2
Interest expense	19.2	33.4
Depreciation	14.4	12.2
Amortization	11.1	10.4
Share based compensation	3.9	3.3
Tristar integration	—	5.7
HHI separation costs	1.3	1.5
HPC separation initiatives	0.3	2.4
Fiscal 2023 restructuring	0.5	—
Fiscal 2022 restructuring	—	0.6
Russia closing initiatives	—	2.9
Global ERP transformation	3.0	1.6
Other project costs	—	5.4
Unallocated shared costs	—	6.3
Non-cash purchase accounting adjustments	0.5	0.5
Gain from debt repurchase	(4.7)	—
Gain from remeasurement of contingent consideration liability	—	(1.5)
Impairment of intangible assets	4.0	—
Early settlement of foreign currency cash flow hedges	—	2.6
Legal and environmental	1.2	—
HPC product recall	(0.7)	0.3
Other	0.4	4.3
Income (loss) from continuing operations before income taxes	$29.9	$(52.1)

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)
NOTE 16 - SEGMENT INFORMATION (continued)
Segment Adjusted EBITDA for reportable segments for SB/RH for the three month periods ended December 31, 2023 and January 1, 2023, are as follows:

(in millions)	December 31, 2023	January 1, 2023
GPC	$52.7	$37.2
H&G	(0.7)	(2.4)
HPC	26.7	13.2
Total segment adjusted EBITDA	78.7	48.0
Corporate	(5.9)	8.3
Interest expense	19.2	33.4
Depreciation	14.4	12.2
Amortization	11.1	10.4
Share based compensation	3.8	3.1
Tristar integration	—	5.7
HHI divestiture and separation costs	1.3	1.5
HPC separation initiatives	0.3	2.4
Fiscal 2023 restructuring	0.5	—
Fiscal 2022 restructuring	—	0.6
Russia closing initiatives	—	2.9
Global ERP transformation	3.0	1.6
Other project costs	—	5.4
Unallocated shared costs	—	6.3
Non-cash purchase accounting adjustments	0.5	0.5
Gain from debt repurchase	(4.7)	—
Gain from remeasurement of contingent consideration liability	—	(1.5)
Impairment of intangible assets	4.0	—
Early settlement of foreign currency cash flow hedges	—	2.6
Legal and environmental	1.2	—
HPC product recall	(0.7)	0.3
Other	0.3	4.3
Income (loss) from continuing operations before income taxes	$30.4	$(52.0)
NOTE 17 – EARNINGS PER SHARE – SBH
The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three month periods ended December 31, 2023 and January 1, 2023, are as follows:

(in millions, except per share amounts)	December 31, 2023	January 1, 2023
Numerator
Net income (loss) from continuing operations attributable to controlling interest	$17.4	$(40.3)
Income from discontinued operations attributable to controlling interest, net of tax	11.7	19.4
Net income (loss) attributable to controlling interest	$29.1	$(20.9)
Denominator
Weighted average shares outstanding – basic	34.0	40.9
Dilutive shares	0.1	—
Weighted average shares outstanding – diluted	34.1	40.9
Earnings per share
Basic earnings per share from continuing operations	$0.51	$(0.99)
Basic earnings per share from discontinued operations	0.34	0.48
Basic earnings per share	$0.85	$(0.51)
Diluted earnings per share from continuing operations	$0.51	$(0.99)
Diluted earnings per share from discontinued operations	0.34	0.48
Diluted earnings per share	$0.85	$(0.51)
Weighted average number of anti-dilutive shares excluded from denominator	—	—

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q ("the Quarterly Report") and our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the SEC on November 21, 2023 (the "2023 Annual Report"). The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contributed these differences include those discussed within "Forward Looking Statements" included elsewhere in this interim report, and in Item 1A. Risk Factors and "Forward-Looking Statements" included within our 2023 Annual Report.
Unless the context indicates otherwise, the term the “Company,” “we,” “our,” or “us” are used to refer to Spectrum Brands Holdings, Inc. and its subsidiaries ("SBH") and SB/RH Holdings, LLC and its subsidiaries (“SB/RH”), collectively.
Non-GAAP Measurements
Our consolidated and segment results contain non-GAAP metrics such as organic net sales, adjusted EBITDA (“Earnings Before Interest, Taxes, Depreciation, Amortization”) and adjusted EBITDA margin. While we believe organic net sales and adjusted EBITDA are useful supplemental information, such adjusted results are not intended to replace our financial results in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”) and should be read in conjunction with those GAAP results.
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
The following is a reconciliation of reported net sales to organic net sales for the three month period ended December 31, 2023 compared to net sales for the three month period ended January 1, 2023:

Three Month Periods Ended (in millions, except %)	December 31, 2023
	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales January 1, 2023	Variance
GPC	$276.9	$(5.0)	$271.9	$277.5	$(5.6)	(2.0)%
H&G	72.0	—	72.0	71.4	0.6	0.8%
HPC	343.3	(6.7)	336.6	364.4	(27.8)	(7.6)%
Total	$692.2	$(11.7)	$680.5	$713.3	(32.8)	(4.6)%

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management, which we believe provide useful information to investors because they reflect ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. They also facilitate comparisons between peer companies since interest, taxes, depreciation, and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenants. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:
•Share based compensation costs consist of costs associated with long-term incentive compensation arrangements that generally consist of non-cash, stock-based compensation. See Note 12 – Share Based Compensation in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for further details;
•Incremental amounts attributable to strategic transactions, restructuring and optimization initiatives including, but not limited to, the acquisition or divestitures of a business, costs to effect and facilitate a transaction, including such cost to integrate or separate the respective business, development and implementation of strategies to optimize operations, reduce costs, increase revenues, improve profit margins, including recognition of one-time exit or disposal costs. These amounts are excluded from our performance metrics as they are reflective of incremental investment by the Company towards strategic initiatives and business development activities, incremental costs directly attributable to such initiatives and are not considered recurring or reflective of the continuing ongoing operations of the consolidated group or segments;
•Non-cash purchase accounting adjustments recognized in earnings from continuing operations subsequent to an acquisition, including, but not limited to, the costs attributable to the step-up in inventory value and the incremental value in operating lease assets with below market rent, among others;
•Non-cash gain from the reduction in the contingent consideration liability associated with the Tristar Business acquisition;
•Non-cash asset impairments or write-offs realized and recognized in earnings from continuing operations, including impairments from property, plant and equipment, operating and finance leases, and goodwill and other intangible assets, when applicable;
•Incremental costs recognized by the HPC segment attributable to the realization of product recalls initiated in the prior year. See Note 15 - Commitments and Contingencies in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further details;
•Incremental reserves for non-recurring litigation or environmental remediation activity attributable to significant and unusual nonrecurring matters with no previous history or precedent;
•Unallocated shared costs associated with discontinued operations from certain shared and center-led administrative functions, through the close of the HHI divestiture on June 20, 2023; excluded from income from discontinued operations as they are not a direct cost of the discontinued business but a result of indirect allocations, including but not limited to, information technology, human resources, finance and accounting, supply chain, and commercial operations. Subsequent to the close of the HHI divestiture, amounts attributable to unallocated shared costs would be mitigated through income from TSAs, subsequent strategic or restructuring initiatives, elimination of extraneous costs, or re-allocations or absorption of existing continuing operations. See Note 2 – Divestitures in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further details;
•Impact from the early settlement of foreign currency cash flow hedges, resulting in assumed losses at the original stated maturities of foreign currency cash flow hedges in our EMEA region that were settled early due to changes in the Company's legal entity organizational structure and forecasted purchasing strategy of HPC finished goods inventory within the region, resulting in excluded gains intended to mitigate costs during the year ending September 30, 2023; and
•Other adjustments primarily attributable to: (1) key executive severance and other one-time compensatory costs; and (2) non-recurring unusual insurable losses.
Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of reported net sales for the respective period and segment.

The following is a reconciliation of net income to Adjusted EBITDA for SBH, by segment, for the three month period ended December 31, 2023.

(in millions)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$43.5	$(5.5)	$15.9	$(36.4)	$17.5
Income tax expense	—	—	—	12.4	12.4
Interest expense	—	—	—	19.2	19.2
Depreciation	3.6	1.9	2.7	6.2	14.4
Amortization	5.6	2.9	2.6	—	11.1
EBITDA	52.7	(0.7)	21.2	1.4	74.6
Share based compensation	—	—	—	3.9	3.9
HHI separation costs	—	—	—	1.3	1.3
HPC separation initiatives	—	—	—	0.3	0.3
Fiscal 2023 restructuring	0.1	—	0.4	—	0.5
Global ERP transformation	—	—	—	3.0	3.0
Other project costs	(0.1)	—	0.1	—	—
Non-cash purchase accounting adjustments	—	—	0.5	—	0.5
Impairment of intangible assets	—	—	4.0	—	4.0
Legal and environmental	—	—	1.2	—	1.2
HPC product recall	—	—	(0.7)	—	(0.7)
Gain from debt repurchase	—	—	—	(4.7)	(4.7)
Other	—	—	—	0.4	0.4
Adjusted EBITDA	$52.7	$(0.7)	$26.7	$5.6	$84.3
Net sales	$276.9	$72.0	$343.3	$—	$692.2
Adjusted EBITDA margin	19.0%	(1.0)%	7.8%	—	12.2%

The following is a reconciliation of net income to Adjusted EBITDA for SBH, by segment, for the three month period ended January 1, 2023.

(in millions)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$23.0	$(7.2)	$(4.2)	$(51.6)	$(40.0)
Income tax benefit	—	—	—	(12.1)	(12.1)
Interest expense	—	—	—	33.4	33.4
Depreciation	3.7	1.8	3.2	3.5	12.2
Amortization	5.5	2.8	2.1	—	10.4
EBITDA	32.2	(2.6)	1.1	(26.8)	3.9
Share based compensation	—	—	—	3.3	3.3
Tristar integration	—	—	5.7	—	5.7
HHI divestiture and separation costs	—	—	—	1.5	1.5
HPC separation initiatives	—	—	—	2.4	2.4
Fiscal 2022 restructuring	—	0.2	—	0.4	0.6
Russia closing initiatives	—	—	2.9	—	2.9
Global ERP transformation	—	—	—	1.6	1.6
Other project costs	2.1	—	1.0	2.3	5.4
Unallocated shared costs	—	—	—	6.3	6.3
Non-cash purchase accounting adjustments	—	—	0.5	—	0.5
Gain from remeasurement of contingent consideration liability	—	—	(1.5)	—	(1.5)
Early settlement of foreign currency cash flow hedges	—	—	2.6	—	2.6
HPC Product Recall	—	—	0.3	—	0.3
Other	2.9	—	0.6	0.8	4.3
Adjusted EBITDA	$37.2	$(2.4)	$13.2	$(8.2)	$39.8
Net sales	$277.5	$71.4	$364.4	$—	$713.3
Adjusted EBITDA margin	13.4%	(3.4)%	3.6%	—	5.6%

The following is a reconciliation of net income to Adjusted EBITDA for SB/RH, by segment, for the three month period ended December 31, 2023.

(in millions)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$43.5	$(5.5)	$15.9	$(35.7)	$18.2
Income tax expense	—	—	—	12.2	12.2
Interest expense	—	—	—	19.2	19.2
Depreciation	3.6	1.9	2.7	6.2	14.4
Amortization	5.6	2.9	2.6	—	11.1
EBITDA	52.7	(0.7)	21.2	1.9	75.1
Share based compensation	—	—	—	3.8	3.8
HHI separation costs	—	—	—	1.3	1.3
HPC separation initiatives	—	—	—	0.3	0.3
Fiscal 2023 restructuring	0.1	—	0.4	—	0.5
Global ERP transformation	—	—	—	3.0	3.0
Other project costs	(0.1)	—	0.1	—	—
Non-cash purchase accounting adjustments	—	—	0.5	—	0.5
Impairment of intangible assets	—	—	4.0	—	4.0
Legal and environmental	—	—	1.2	—	1.2
HPC product recall	—	—	(0.7)	—	(0.7)
Gain from debt repurchase	—	—	—	(4.7)	(4.7)
Other	—	—	—	0.3	0.3
Adjusted EBITDA	$52.7	$(0.7)	$26.7	$5.9	$84.6
Net Sales	$276.9	$72.0	$343.3	$—	$692.2
Adjusted EBITDA margin	19.0%	(1.0)%	7.8%	—	12.2%

The following is a reconciliation of net income to Adjusted EBITDA for SB/RH, by segment, for the three month period ended January 1, 2023.

(in millions)	GPC	H&G	HPC	Corporate	Consolidated
Net income (loss) from continuing operations	$23.0	$(7.2)	$(4.2)	$(51.4)	$(39.8)
Income tax benefit	—	—	—	(12.2)	(12.2)
Interest expense	—	—	—	33.4	33.4
Depreciation	3.7	1.8	3.2	3.5	12.2
Amortization	5.5	2.8	2.1	—	10.4
EBITDA	32.2	(2.6)	1.1	(26.7)	4.0
Share based compensation	—	—	—	3.1	3.1
Tristar integration	—	—	5.7	—	5.7
HHI divestiture and separation costs	—	—	—	1.5	1.5
HPC separation initiatives	—	—	—	2.4	2.4
Fiscal 2022 restructuring	—	0.2	—	0.4	0.6
Russia closing initiatives	—	—	2.9	—	2.9
Global ERP transformation	—	—	—	1.6	1.6
Other project costs	2.1	—	1.0	2.3	5.4
Unallocated shared costs	—	—	—	6.3	6.3
Non-cash purchase accounting adjustments	—	—	0.5	—	0.5
Gain from remeasurement of contingent consideration liability	—	—	(1.5)	—	(1.5)
Early settlement of foreign currency cash flow hedges	—	—	2.6	—	2.6
HPC product recall	—	—	0.3	—	0.3
Other	2.9	—	0.6	0.8	4.3
Adjusted EBITDA	$37.2	$(2.4)	$13.2	$(8.3)	$39.7
Net Sales	$277.5	$71.4	$364.4	$—	$713.3
Adjusted EBITDA margin	13.4%	(3.4)%	3.6%	—%	5.6%

Overview
The Company is a diversified global branded consumer products company.  We manage the businesses in three vertically integrated, product-focused segments: (i) Global Pet Care (“GPC”), (ii) Home and Garden (“H&G”), and (iii) Home and Personal Care (“HPC”).  The Company manufactures, markets and/or distributes its products globally in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors. We enjoy strong name recognition in our regions under our various brands and patented technologies across multiple product categories.  Global and geographic strategic initiatives and financial objectives are determined at the corporate level.  Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and financial results for all product lines within that segment on a global basis. The segments are supported through center-led shared service operations and enabling functions consisting of finance and accounting, information technology, legal, human resources, supply chain, and commercial operations. The following is an overview of the consolidated business, by segment, summarizing product categories and brands:

Segment	Product Categories	Brands
GPC
Companion Animal: Rawhide chews, dog and cat clean-up, training, health and grooming products, small animal food and care products, rawhide-free dog and cat treats, and wet and dry pet food for dogs and cats.
Companion Animal: Good'n'Fun®, DreamBone®, GOOD BOY®, SmartBones®, IAMS® (Europe only), EUKANUBA® (Europe only), Nature's Miracle®, FURminator®, Dingo®, 8IN1® (8-in-1), Meowee!®, and Wild HarvestTM.

Aquatics: Consumer and commercial aquarium kits, stand-alone tanks; aquatics equipment such as filtration systems, heaters and pumps; and aquatics consumables such as fish food, water management and care.
Aquatics: Tetra®, Marineland®, GloFish®, OmegaSea®, Instant Ocean®,
H&G
Household: Household pest control solutions such as spider and scorpion killers; ant and roach killers; flying insect killers; insect foggers; wasp and hornet killers; and bedbug, flea and tick control products.
Household: Hot Shot®, Black Flag®, EcoLogic®, Real-Kill®, Ultra Kill®, The Ant Trap® (TAT), and Rid-A-Bug®.
	Controls: Outdoor insect and weed control solutions, and animal repellents such as aerosols, granules, and ready-to-use sprays or hose-end ready-to-sprays.	Controls: Spectracide®, Garden Safe®, Liquid Fence®.
	Repellents: Personal use pesticides and insect repellent products, including aerosols, lotions, pump sprays and wipes, yard sprays and citronella candles.	Repellents: Cutter® and Repel®.
	Cleaning: Household surface cleaning, maintenance, and restoration products, including bottled liquids, mops, wipes and markers.	Cleaning: Rejuvenate®
HPC
Kitchen & Home Appliances: Small kitchen appliances including toaster ovens, coffeemakers, slow cookers, air fryers, blenders, hand mixers, grills, food processors, juicers, toasters, irons, kettles, bread makers, cookware, and cookbooks.
Kitchen & Home Appliances: Black + Decker®, Russell Hobbs®, PowerXL®, George Foreman®, Emeril Legasse®, Copper Chef ®, Toastmaster®, Juiceman®, Farberware®, and Breadman®

Personal Care: Hair dryers, flat irons and straighteners, rotary and foil electric shavers, personal groomers, mustache and beard trimmers, body groomers, nose and ear trimmers, women's shavers, and haircut kits.
Personal Care: Remington®
SB/RH is a wholly owned subsidiary of SBH. Spectrum Brands, Inc. (“SBI”), a wholly-owned subsidiary of SB/RH, incurred certain debt guaranteed by SB/RH and domestic subsidiaries of SBI. See Note 8 – Debt included in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for more information pertaining to debt. The reportable segments of SB/RH are consistent with the segments of SBH. See Note 16 – Segment Information included in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for more information pertaining to segments of continuing operations.
Strategic transactions, restructuring and optimization initiatives
The Company periodically evaluates and enters into strategic transactions that may result in the acquisition or divestiture of a business which impacts the comparability of the financial results of the consolidated group and or segments. Additionally, we develop and enter into restructuring and optimization initiatives to improve efficiencies and utilization to reduce costs, increase revenues and improve margins, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. These changes and updates are inherently difficult and are made even more difficult by current global economic conditions. Our ability to achieve the anticipated cost savings and other benefits from such operating strategies may be affected by a number of other macro-economic factors, or inflation and increased interest rates, many of which are beyond our control. Moreover, the comparability of financial information may be impacted by incremental amounts attributable to such strategic transactions, restructuring and optimization initiatives. The following strategic decisions have been considered as having a significant impact on the comparability of the financial results on the condensed consolidated financial statements and segment financial information.
•HHI Divestiture - On June 20, 2023, the Company completed its divestiture of its HHI segment. See Note 2 - Divestitures in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further detail. The Company has incurred incremental project costs attributable to the divestiture, consisting of legal and professional fees to effect the realization and close of the transaction, separation and transition of systems and processes supporting the divested business and operations of enabling functions within a transition services agreement ("TSA"), plus incremental retention costs for personnel supporting such transition efforts. Incremental costs are expected to be incurred for a transition period of approximately 12-24 months following the close of the transaction.
•HPC Separation Initiatives - The Company has initiated projects to facilitate a strategic separation of the Company's HPC segment in the most advantageous way to realize value for both the HPC business as a standalone appliance business either through a spin, merger or sale of the business and the retained GPC and H&G businesses of the consolidated group. Costs are primarily attributable to legal and professional fees incurred to assess opportunities, evaluate transaction considerations, including potential tax and compliance implications to the consolidated group, costs directly attributable to the legal entity separation and transfer of net assets of the HPC operations from the commingled operations of the Company, plus the segregation of systems and processes. Costs attributable to the initiative are expected to be incurred until a transaction is realized or otherwise canceled.

•Tristar Business Acquisition - During the year ended September 30, 2021, the Company acquired 100% of the Tristar Business that includes a portfolio of home appliances and cookware products sold under the PowerXL®, Emeril Lagasse®, and Copper Chef® brands. The Company incurred incremental costs to combine and integrate the acquired business with the HPC segment, primarily towards the integration of systems and processes, merger of commercial operations and supply chain, professional fees to consolidate financial records, plus incremental retention costs for personnel supporting the transition and integration efforts.
•Global ERP Transformation - During the year ended September 30, 2021, the Company entered into a SAP S/4 HANA ERP transformation project to upgrade and implement our enterprise-wide operating systems to SAP S/4 HANA on a global basis. This is a multi-year project that includes various costs, including software configuration and implementation costs that would be recognized as either capital expenditures or deferred costs in accordance with applicable accounting policies, with certain costs recognized as operating expense associated with project development and project management costs, and professional services engaged towards planning, design and business process review that do not qualify as software configuration and implementation costs. The Company has substantially completed the build phase and initiated a pilot deployment in the prior year with subsequent deployments planned later this year. Costs are anticipated to be incurred through various deployments expected through September 30, 2025.
•Fiscal 2023 and 2022 Restructuring - During the years ended September 30, 2023 and 2022, the Company entered into initiatives in response to continuing pressures within the consumer products and retail markets and adjusted strategic initiatives within certain segments, resulting in the realization of of headcount reductions. Substantially all costs associated with the initiatives have been recognized in prior periods and any subsequent amounts are attributable to changes in estimates, headcounts and timing of communication.
•Russia Closing Initiative - During the year ended September 30, 2022, the Company initiated the close of its commercial operations in Russia, predominantly supporting the HPC segment. The Company recognized impairment costs on working capital assets such as inventory and receivables that were not considered recoverable due to the restriction and suspension of commercial activity in Russia and has substantially liquidated all assets. Remaining costs primarily consist of administrative cost to dissolve the entity.
In addition to the initiatives discussed above, the Company regularly engages in other initiatives that may incur incremental costs which may not result in a realized transaction or are less significant initiatives and therefore have been separately disclosed and recognized as other project costs. The following is a summary of incremental costs for the three month periods ended December 31, 2023 and January 1, 2023.

(in millions)	December 31, 2023	January 1, 2023
HHI divestiture and separation costs	$1.3	$1.5
HPC separation initiatives	0.3	2.4
Tristar integration	—	5.7
Global ERP transformation	3.0	1.6
Fiscal 2023 restructuring	0.5	—
Fiscal 2022 restructuring	—	0.6
Russia closing initiative	—	2.9
Other project costs	—	5.4
Total	$5.1	$20.1
Reported as:
Cost of goods sold	$—	$1.7
Selling, general and administrative	5.1	18.4
Financing Activity
Financing activity during and between comparable periods may have a significant impact on the comparability of financial results on the condensed consolidated financial statements.
•Following the close of the HHI divestiture on June 20, 2023, the Company repaid its outstanding term loan and all outstanding borrowings with the Revolver Facility under the Credit Agreement, and terminated the Incremental Revolving Credit Facility Tranche, along with the remaining aggregate principal of its 5.750% Senior Notes due 2025 in full at the redemptions price and repurchased a portion of its remaining outstanding Senior Notes. During the three month period ended December 31, 2023, the Company repurchased $179.0 million of its outstanding bonds at a discount, recognizing a gain of $4.7 million.
•During the three month period ended December 31, 2023, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement"), refinancing the Company's previous credit agreement, extending maturity to October 19, 2028 and reduced capacity of the Revolver Facility to $500.0 million.
See Note 8 - Debt in the Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for additional detail regarding debt and financing activity.

Inflation, Supply Chain and Macroeconomic Environment.
The Company has experienced an inflationary environment on a global basis in the wake of the COVID-19 pandemic, geopolitical instability and supply chain constraints such as labor shortages, increased freight and distribution costs from transportation and logistics, higher commodity costs, rising energy pricing, and foreign currency volatility. Together with labor shortages and higher demand for talent, the current economic environment is driving higher wages. Our ability to meet labor needs, control wage and labor-related costs and minimize labor disruptions will be key to our success of operating our business and executing our business strategies. In response to inflation, our segments have taken pricing actions to address rising costs and foreign currency fluctuations to mitigate impacts to our margins. We can provide no assurance that such mitigation will be available in the future.
While we have seen more stability in the recent economic environment and have not experienced significant disruption in our recent operating results, the risks of future negative impacts due to transportation, logistical or supply constraints remain present, and the Company could continue to experience corresponding incremental costs and margin pressures. We are unable to predict how long the current environment will continue and we expect the economic environment to remain uncertain as we navigate the current geopolitical environment, post-pandemic volatility, labor challenges, changes in supply chain and the overall current economic environment.
The Company does not maintain a significant level of operations within the territories directly affected by the Russia-Ukraine war and the Israel-Hamas war, including the Middle East, and we had previously closed the commercial operations within Russia to reduce risk and exposure, but the economic sanctions and hostilities attributable to such conflicts may negatively impact ours and our customers' financial viability and supply chains, which may negatively impact us, supply chain demands, or the demands or economic viability of our customers in other parts of the world.

Consolidated Results of Operations
The following is summarized consolidated results of operations for SBH for the three month periods ended December 31, 2023 and January 1, 2023.

(in millions, except %)	December 31, 2023	January 1, 2023	Variance
Net sales	$692.2	$713.3	$(21.1)		(3.0)%
Gross profit	244.9	201.9	43.0		21.3%
Gross profit margin	35.4%	28.3%	710	bps
Operating expenses	$219.9	$222.1	$(2.2)		(1.0)%
Interest expense	19.2	33.4	(14.2)		(42.5)%
Interest income	(23.4)	(0.1)	(23.3)		n/m
Gain from debt repurchase	(4.7)	—	(4.7)		n/m
Other non-operating expense (income), net	4.0	(1.4)	5.4		n/m
Income tax expense (benefit)	12.4	(12.1)	24.5		n/m
Net income (loss) from continuing operations	17.5	(40.0)	57.5		n/m
Income from discontinued operations, net of tax	11.7	19.5	(7.8)		(40.0)%
Net income (loss)	29.2	(20.5)	49.7		n/m
n/m = not meaningful
Net Sales. The following is a summary of net sales by segment for the three month periods ended December 31, 2023 and January 1, 2023, and the principal components of changes in net sales for the respective periods.

(in millions, except %)	December 31, 2023	January 1, 2023	Variance
GPC	$276.9	$277.5	$(0.6)	(0.2)%
H&G	72.0	71.4	0.6	0.8%
HPC	343.3	364.4	(21.1)	(5.8)%
Net Sales	$692.2	$713.3	(21.1)	(3.0)%

(in millions)	Three Month Periods Ended
Net Sales for the period ended January 1, 2023	$713.3
Decrease in GPC	(5.6)
Increase in H&G	0.6
Decrease in HPC	(27.8)
Foreign currency impact, net	11.7
Net Sales for the period ended December 31, 2023	$692.2
Gross Profit. Gross profit and margin increased due to cost improvements and inflated inventoried costs that were realized in the prior year, partially offset by lower volumes..
Operating Expenses. Operating expenses decreased due to improved costs and utilization of distribution centers, reduced initiative spending on integration and restructuring, partially offset with incremental investment in brand marketing and advertising.
Interest Expense. Interest expense decreased due to reduced debt borrowings and average borrowing rates following the HHI divestiture in the prior year.
Interest Income. Interest income increased primarily due to interest realized on cash proceeds received from the closing of the HHI divestiture in the prior year.
Gain from debt repurchase. The Company recognized income from the discount realized on the repurchase of debt. See Note 8 - Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.

Other Non-Operating Expense (Income), Net. Other non-operating income increased due to changes in foreign currency compared to the prior year.
Income Taxes. Our estimated annual effective tax rate was impacted by income earned outside the U.S. that is subject to U.S. tax, including the U.S. tax on global intangible low taxed income and certain nondeductible expenses.

Income From Discontinued Operations. Income or loss attributable to discontinued operations in the prior period primarily reflect the income from the discontinued operations of the HHI segment as the divestiture was completed in the prior year on June 20, 2023. Income attributable to discontinued operations in the current period primarily reflect changes to indemnifications associated with the divested businesses. See Note 2 -Divestitures in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail.
Noncontrolling Interest. The net income attributable to noncontrolling interest reflects the share of the net income of our subsidiaries, which are not wholly-owned, attributable to the accounting interest. Such amount varies in relation to such a subsidiary’s net income or loss for the period and the percentage interest not owned by SBH.
SB/RH
The following is summarized consolidated results of operations for SB/RH for the three month periods ended December 31, 2023 and January 1, 2023:

(in millions, except %)	December 31, 2023	January 1, 2023	Variance
Net sales	$692.2	$713.3	$(21.1)		(3.0)%
Gross profit	244.9	201.9	43.0		21.3%
Gross profit margin	35.4%	28.3%	710	bps
Operating expenses	$219.4	$222.0	$(2.6)		(1.2)%
Interest expense	19.2	33.4	(14.2)		(42.5)%
Interest income	(23.4)	(0.1)	(23.3)		n/m
Gain from debt repurchase	(4.7)	—	(4.7)		n/m
Other non-operating expense (income), net	4.0	(1.4)	5.4		n/m
Income tax expense (benefit)	12.2	(12.2)	24.4		n/m
Net income (loss) from continuing operations	18.2	(39.8)	58.0		n/m
Income from discontinued operations, net of tax	11.7	19.5	(7.8)		(40.0)%
Net income (loss)	29.9	(20.3)	50.2		n/m
n/m = not meaningful
The changes in SB/RH for the three month periods are primarily attributable to the changes in SBH previously discussed.
Segment Financial Data
Global Pet Care

(in millions, except %)	Three Month Periods Ended		Variance
	December 31, 2023	January 1, 2023
Net sales	$276.9	$277.5	$(0.6)		(0.2)%
Operating income	43.9	22.7	21.2		93.4%
Operating income margin	15.9%	8.2%	770	bps
Adjusted EBITDA	$52.7	$37.2	$15.5		41.7%
Adjusted EBITDA margin	19.0%	13.4%	560	bps
Net sales decreased primarily from softness in the global aquatics category, lower NA sales from the exit of non-strategic categories such as waste management and lower margin SKUs, and lower foot traffic and sales in the pet specialty channels, partially offset by an increase in dog and cat food and companion animal volume in EMEA and sales growth in e-commerce. Organic net sales decreased $5.6 million, or 2.0%, excluding a favorable foreign currency impact of $5.0 million.
Operating income, adjusted EBITDA and margins increased due to lower cost inventory compared to prior year, favorable product and channel mix, and savings from prior year cost reduction initiatives, partially offset by lower volumes and increased advertising investments.

Home & Garden

(in millions, except %)	Three Month Periods Ended		Variance
	December 31, 2023	January 1, 2023
Net sales	$72.0	$71.4	$0.6		0.8%
Operating loss	(5.5)	(7.2)	1.7		(23.6)%
Operating loss margin	(7.6)%	(10.1)%	250	bps
Adjusted EBITDA	$(0.7)	$(2.4)	$1.7		(70.8)%
Adjusted EBITDA margin	(1.0)%	(3.4)%	240	bps
Net sales increased due to higher sales from the Controls product category where late warmer fall weather extended the selling season and and retailer reorder patterns improved compared to the prior year, partially offset by softness in consumer demand for some product lines within the cleaning category.
Operating loss, adjusted EBITDA, and margins improved due to higher sales, manufacturing efficiencies carrying into the fiscal year, positive pricing, and operating cost reductions from cost improvement initiatives, partially offset by additional investments in product innovation and advertising.
Home and Personal Care

(in millions, except %)	Three Month Periods Ended		Variance
	December 31, 2023	January 1, 2023
Net sales	$343.3	$364.4	$(21.1)		(5.8)%
Operating income (loss)	16.5	(4.3)	20.8		n/m
Operating income (loss) margin	4.8%	(1.2%)	600	bps
Adjusted EBITDA	$26.7	$13.2	$13.5		102.3%
Adjusted EBITDA margin	7.8%	3.6%	420	bps
n/m = not meaningful
Net sales decreased due to reduced placements in NA from the prior year, category decline in small kitchen appliances and exit of certain small kitchen appliance SKUs, mitigated through international sales growth across personal care and small kitchen appliances categories and higher volume through e-commerce, plus opportunistic sales when a competitor filed for bankruptcy. Organic net sales for the three month period decreased $27.8 million, or 7.6%, excluding a favorable foreign currency impact of $6.7 million.
Operating income, Adjusted EBITDA and margins increased due to lower cost inventory compared to the prior year, cost improvement initiatives, realization of operating spend improvements initiated in the prior year, offset by lower volume and negative mix. Operating income was further benefited by lower costs on restructuring and integration initiatives.

Liquidity and Capital Resources
The following is a summary of the SBH and SB/RH cash flows from continuing operations for the three month periods ended December 31, 2023 and January 1, 2023, respectively.

	SBH		SB/RH
Three Month Periods Ended (in millions)	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Operating activities	$18.1	$(57.0)	$1.8	$(67.6)
Investing activities	133.6	(10.0)	133.6	(10.0)
Financing activities	(439.8)	56.8	(423.4)	67.3
Cash Flows from Operating Activities
Cash flows provided by SBH's continuing operations increased $75.1 million, primarily due to the lower operating costs, interest income, reduced receivables factoring, and diminished spending on strategic and restructuring initiatives. Cash flows provided by SB/RH continuing operations increased $69.4 million primarily due to the items previously discussed above.
Cash Flows from Investing Activities
Cash flows provided by investing activities for SBH continuing operations increased $143.6 million, primarily from the investment activity of short-term investments. Cash flows provided by investing activities of SB/RH is due to the items previously discussed.
Cash Flows from Financing Activities
Cash flows used by financing activities for continuing operations increased $496.6 million primarily due to the pay down of debt and treasury share repurchases. Refer to Note 8 – Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information on debt borrowings. See Note 11 – Shareholders’ Equity in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information on share repurchase activity. There was no issuance of common stock, other than through the Company’s share-based compensation plans and which is recognized as a non-cash financing activity. During the three month periods ended December 31, 2023 and January 1, 2023, SBH made cash dividend payments of $14.1 million, or $0.42 per share, and $17.1 million, or $0.42 per share, respectively. Cash flows used by financing activity of SB/RH increased $490.7 million and is highly dependent upon the financing cash flow activities of SBH.

Liquidity Outlook
Our ability to generate cash flow from operating activities coupled with our expected ability to access the credit markets, enables us to execute our growth strategies and return value to our shareholders. Our ability to make principal and interest payments on borrowings under our debt agreements and our ability to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. We believe the operating cash flow based upon our current and anticipated level of operations, existing cash balances, and availability under our credit facility to be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. It is not unusual for our business to experience negative operating cash flow during the first quarter of the fiscal year due to the operating calendar with our customers and the seasonality of our working capital. Additionally, we believe the availability under our credit facility and access to capital markets are sufficient to achieve our longer-term strategic plans. As of December 31, 2023, the Company had borrowing availability of $486.9 million, net of outstanding letters of credit, under our credit facility. Liquidity and capital resources of SB/RH are highly dependent upon the cash flow activities of SBH.
Short-term financing needs primarily consist of working capital requirements, capital spending, periodic principal and interest payments on our long-term debt, and initiatives to support restructuring, integration or other strategic projects. Long-term financing needs depend largely on potential growth opportunities, including acquisition activity and repayment or refinancing of our long-term obligations. Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt, and raise equity under terms that are favorable to us. We also have long-term obligations associated with defined benefit plans with expected minimum required contributions that are not considered significant to the consolidated group.
During the three month period ended December 31, 2023, the Company completed additional repurchases of Senior Notes available for sale on the open market, at a discount. See Note 8 - Debt in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. The Company may continue to make repayments on its debt obligations in the future, which may include repayments, redemptions, repurchases, refinancings or exchanges of our outstanding Senior Notes, any of which will be dependent on various factors, including market conditions. Any such repurchases may be affected through a variety of means, including privately negotiated transactions, market transactions, tender offers, redemptions or as otherwise required or permitted by the instruments covering the Company's outstanding indebtedness.
The Company has also continued to repurchase common shares through open market purchases during the three month period ended December 31, 2023. See Note 11 – Shareholders’ Equity in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further detail. We may, from time to time, seek to repurchase additional shares of our common stock and any further repurchase activity will be dependent on prevailing market conditions, liquidity requirements and other factors. During the three month period ended December 31, 2023, we entered into a $200.0 million rule 10b5-1 repurchase plan to facilitate daily market share repurchases through November 15, 2024, until the cap is reached or until the plan is terminated. As of December 31, 2023, there has been $11.1 million repurchased pursuant to the 10b5-1 repurchase plan.
As of December 31, 2023, the Company had a high level of cash reserves, as compared to the prior year, due to the cash proceeds from the HHI divestiture. The Company has temporarily invested a portion of its cash in short-term investments until such expenditures are considered required or necessary to the Company in executing its strategic plans and initiatives, including any further debt reduction and share buybacks.
We maintain a capital structure that we believe provides us with sufficient access to credit markets. When combined with strong levels of cash flow from operations, our capital structure has provided the flexibility necessary to pursue strategic growth opportunities and return value to our shareholders. The Company’s access to capital markets and financing costs may depend on the Company’s credit ratings. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. At December 31, 2023, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 4.00% Notes, due October 1, 2026; the 5.00% Notes, due October 1, 2029; the 5.50% Notes due July 15, 2030; and the 3.875% Notes, due March 15, 2031.
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
The majority of our business is not considered seasonal with a year round selling cycle that is overall consistent during the fiscal year with the exception of our H&G segment. H&G sales typically peak during the first six months of the calendar year (the Company's second and third fiscal quarters) due to customer seasonal purchasing patterns and the timing of promotional activity. This seasonality may require the Company to ship large quantities of products ahead of peak consumer buying season that can impact cash flow demands to meet manufacturing and inventory requirements earlier in the fiscal year, as well as extended credit terms and/or promotional discounts throughout the peak season.
From time to time the Company enters into factoring agreements and customers' supply chain financing arrangements to provide for the sale of certain trade receivables to unrelated third-party financial institutions. The factored receivables are accounted for as a sale without recourse, and the balance of the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction, with the proceeds received recognized as an operating cash flow. Amounts received from customers for factored receivables are recognized as a payable and remitted to the factor based upon terms of the factoring agreements. The Company has temporarily suspended most of its receivable factoring activity and intends to terminate the remainder when contractually possible during the 2024 fiscal year. Additionally, the Company facilitates a voluntary supply chain financing program to provide suppliers with the opportunity to sell receivables due from the Company (the Company's trade payables) to an unrelated third-party financial institution under the sole discretion of the supplier and the participating financial institution. There are no guarantees provided by the Company or its subsidiaries and we do not enter into any agreements with the suppliers regarding their participation. The Company's responsibility is limited to payments on the original terms negotiated with its suppliers, regardless of whether the suppliers sell their receivables to the financial institution and continue to be recognized as accounts payable on the Company's Condensed Consolidated Balance Sheet with cash flow activity recognized as an operating cash flow.
Other than the changes to debt obligations previously noted, there have been no material changes to our debt obligations, lease obligations, employee benefit obligations, or other contractual obligations or commercial commitments previously disclosed. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting estimates as discussed in our 2023 Annual Report.

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

	Three Month Period Ended	Year Ended
(in millions)	December 31, 2023	September 30, 2023
Statements of Operations Data
Third party net sales	$386.1	$1,842.1
Intercompany net sales to non-guarantor subsidiaries	2.9	11.1
Net sales	389.0	1,853.2
Gross profit	130.7	542.1
Operating loss	(16.5)	(322.5)
Net (loss) income from continuing operations	(23.9)	0.1
Net (loss) income	(12.2)	2,006.3
Net (loss) income attributable to controlling interest	(12.2)	2,006.3
Statements of Financial Position Data
Current Assets	$2,382.0	$2,773.6
Noncurrent Assets	1,954.7	1,974.9
Current Liabilities	1,171.1	1,398.6
Noncurrent Liabilities	1,701.0	1,868.2
The Obligor’s amounts due from, due to the non-guarantor subsidiaries as of December 31, 2023 and September 30, 2023 are as follows:

(in millions)	December 31, 2023	September 30, 2023
Statements of Financial Position Data
Current receivables from non-guarantor subsidiaries	$36.8	$37.6
Long-term receivable from non-guarantor subsidiaries	109.9	104.0
Current payable to non-guarantor subsidiaries	64.0	283.1
Long-term debt with non-guarantor subsidiaries	2.1	2.0
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
No material change in the Company’s market risk has occurred during the three month period ended December 31, 2023. For additional information, refer to Note 8 - Debt and Note 9 - Derivatives to the Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report and to Part II, Items 7A of the Company's 2023 Annual Report.

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
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the three month period ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the three month period ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Litigation
We are a defendant in various litigation matters generally arising in the ordinary course of business. See risk factors below and Note 15 – Commitments and Contingencies included elsewhere in this Quarterly Report. Based on information currently available, we do not believe that any matters or proceedings presently pending will have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.
Item 1A.    Risk Factors
Information about our risk factors is contained in Item 1A of our 2023 Annual Report, and in Item 1A of our Quarterly Reports on Form 10-Q for quarterly periods subsequently filed. We believe that as of December 31, 2023, there have been no material changes in our risk factors from those disclosed in Item 1A of our 2023 Annual Report, and in Item 1A of our Quarterly Reports on Form 10-Q for quarterly periods subsequently filed.
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
On November 21, 2023, the Company closed and settled the ASR resulting in an additional delivery of 1.3 million shares, with a fair value of $83.2 million The total number of shares repurchased under the ASR program was 6.6 million at an average cost per share of $75.67, based on the volume-weighted average share price of the Company’s common stock during the calculation period of the ASR program, less the applicable contractual discount.
During the three month period ended December 31, 2023, SBH entered into a $200.0 million rule 10b5-1 repurchase plan to facilitate daily market share repurchases through November 15, 2024, until the cap is reached or until the plan is terminated. As of December 31, 2023, there has been $11.1 million repurchased pursuant to the 10b5-1 repurchase plan.
The following table summarizes the common stock repurchases for the three month period ended December 31, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Approximate Dollar Value of Shares that may Yet Be Purchased
As of September 30, 2023	5,768,702	$—	5,768,702	$465,286,924
October 1, 2023 to October 29, 2023	—	—	—	—
October 30,2023 to November 26, 2023	1,264,274	—	1,264,274	465,286,924
November 27, 2023 to December 31,2023	3,305,302	—	3,305,302	222,325,719
As of December 31, 2023	10,338,278	$—	10,338,278	$222,325,719
Item 5.    Other Information
During the three month period ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6.    Exhibits
Please refer to the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2024
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Jeremy W. Smeltser
Jeremy W. Smeltser

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2024
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

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.*
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.*
Exhibit 32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC *
Exhibit 32.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC *
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."